Form 10-Q
period 1995-03-31
INDEPENDENT BANK CORP /MA/
filed 1995-05-15
CIK 776901

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549


FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995
Commission File Number: 1-9047

Independent Bank Corp.
(Exact name of registrant as specified in its charter)

      Massachusetts                   	 04-2870273
 (State or other jurisdiction of       (I.R.S.  Employer
  incorporation or organization)        Identification No.)

 288 Union Street, Rockland, Massachusetts 02370
(Address of principal executive offices, including zip code)

(617) 878-6100
(Registrant's telephone number, including area code)


	 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

	               Yes   X             No


	As of May 1, 1995 there were 14,471,803 shares of the issuer's common stock outstanding.

INDEX


PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

	Consolidated Balance Sheets - March 31, 1995 and December 31, 1994

	Consolidated Statements of Income - Three months ended March 31,	1995
  and 1994

	Consolidated Statements of Cash Flows - Three months ended March	31, 1995
  and 1994

	Notes to Consolidated Financial Statements - March 31, 1995

Item 2.  Management's Discussion and Analysis of Financial Condition and
		Results of Operations


PART II.  OTHER INFORMATION

Item 1.  	Legal Proceedings

Item 2.  	Changes in Securities

Item 3. 	Defaults Upon Senior Securities

Item 4. 	Submission of Matters to a Vote of Security Holders

Item 5. 	Other Information

Item 6. 	Exhibits and Reports on Form 8-K

INDEPENDENT BANK CORP.
CONSOLIDATED BALANCE SHEETS                MARCH 31,        DECEMBER 31,
(Unaudited - in thousands)                   1995               1994
ASSETS
   Cash and Due From Banks                  $48,914           $48,555
   Federal Funds Sold and Assets
      Purchased Under Resale
      Agreements                                  -            10,000
   Interest Bearing Deposits                    502               502
   Securities Held To Maturity              254,819           256,785
   Securities Available For Sale              4,273             4,250
   Federal Home Loan Bank Stock               3,100             3,100
   Loans, Net of Unearned Discount          608,819           590,689
   Less: Reserve for Possible Loan
      Losses                                (13,905)          (13,719)
   Net Loans                                594,914           576,970
   Bank Premises and Equipment                7,540             7,088
   Other Real Estate Owned                    3,381             3,866
   Other Assets                              17,534            18,078
TOTAL ASSETS                               $934,977          $929,194

LIABILITIES
   Deposits
      Demand Deposits                      $146,779          $157,144
      Savings and NOW Accounts              267,510           277,827
       Money Market and Super NOW
          Accounts                          107,229           121,133
      Time Certificates of Deposit over
           $100,000                          21,474            21,219
      Other Time Deposits                   239,213           219,289
   Total Deposits                           782,205           796,612
   Federal Funds Purchased and Assets
      Sold Under Repurchase Agreements       45,273            26,585
   Federal Home Loan Bank Borrowings         25,000            25,000
   Treasury Tax and Loan Notes                1,731             3,802
   Other Liabilities                          9,583             8,028
   Subordinated Capital Notes                 4,965             4,965
   Total Liabilities                        868,757           864,992
STOCKHOLDERS' EQUITY
   Common Stock, $.01 par value
      Authorized: 30,000,000 Shares
      Outstanding: 14,460,209 Shares at
         March 31, 1995 and 14,433,632
         at December 31, 1994                   145               144
    Surplus                                  43,498            43,382
    Retained Earnings                        22,741            20,930
    Unrealized Loss on Securities
         Available For Sale, Net of Tax        (164)             (254)
     Total Stockholders' Equity              66,220            64,202
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY   $934,977          $929,194

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF INCOME         THREE MONTHS ENDED MARCH 31,
(Unaudited - in thousands)                       1995          1994
INTEREST INCOME
   Interest on Loans                           $13,315       $10,707
   Interest and Dividends on Securities          4,089         3,936
   Interest on Federal Funds Sold and
      Repurchase Agreements                         57           172
   Interest on Interest Bearing Deposits             6             5
      Total Interest Income                     17,467        14,820
INTEREST EXPENSE
   Interest on Deposits                          5,503         5,024
   Interest on Borrowed Funds                    1,065           310
      Total Interest Expense                     6,568         5,334
   Net Interest Income                          10,899         9,486
PROVISION FOR POSSIBLE LOAN LOSSES                 250           298
   Net Interest Income After Provision For
      Possible Loan Losses                      10,649         9,188
NON-INTEREST INCOME
   Service Charges on Deposit Accounts           1,420         1,381
   Trust and Investment Services Income            523           474
   Other Non-Interest Income                       812           991
      Total Non-Interest Income                  2,755         2,846
NON-INTEREST EXPENSES
   Salaries and Employee Benefits                5,441         5,013
   Occupancy Expenses                              774           807
   Equipment Expenses                              492           456
   Other Non-Interest Expenses                   3,208         3,332
      Total Non-Interest Expenses                9,915         9,608
INCOME BEFORE INCOME TAXES                       3,489         2,426
PROVISION FOR INCOME TAXES                       1,099           712
NET INCOME                                      $2,390        $1,714
NET INCOME PER SHARE                             $0.17         $0.12
Weighted average common and common
   equivalent shares outstanding            14,449,892    14,409,078

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS       THREE MONTHS ENDED MARCH 31,
(Unaudited - in thousands)                      1995             1994
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                    2,390            1,714
  ADJUSTMENTS TO RECONCILE NET INCOME TO
    NET CASH PROVIDED FROM OPERATING ACTIVITIES:
    Depreciation and amortization                 641              651
    Provision for possible loan losses            250              298
    Loans originated for resale                (2,716)         (14,500)
    Proceeds from mortgage loan sales           2,713           14,526
    Gain (loss) on sale of mortgages                3              (26)
    Changes in assets and liabilities:
       Decrease in other assets                   964            2,444
       Increase in other liabilities            1,573            2,830
TOTAL ADJUSTMENTS                               3,428            6,223
    NET CASH PROVIDED FROM OPERATING
     ACTIVITIES                                 5,818            7,937
CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from maturities of
       Securities Held To Maturity              5,412           13,761
    Proceeds from maturities of Securities
        Available For Sale                        102                -
    Purchase of Securities Held To Maturity    (3,616)         (20,692)
    Net increase in Loans                     (20,648)         (20,150)
    Proceeds from sale of OREO                  2,308            2,995
    Investment in Bank Premises and
        Equipment                                (766)            (758)
    Premium paid for Plymouth Fed Deposits          -           (1,573)
    NET CASH PROVIDED USED IN INVESTING
        ACTIVIES                               (17,208)        (26,417)
CASH FLOWS FROM FINANCING ACTIVITIES:
    Acquired Deposits                                -          21,574
    Net increase (decrease) in Time Deposits    20,179          (8,793)
    Net decrease in Other Deposits             (34,586)         (6,087)
    Net increase in Federal Funds Purchased
       and Assets Sold Under Repurchase
       Agreements                               18,687           5,330
    Net decrease in Treasury Tax and Loan
      Notes                                     (2,071)         (2,691)
    Proceeds from stock issuance                   118               -
    Dividends Paid                                (578)              -
    NET CASH PROVIDED FROM (USED IN)
       FINANCING ACTIVITIES                      1,749           9,333
    NET DECREASE IN CASH AND CASH EQUIVALENTS   (9,641)         (9,147)
    CASH AND CASH EQUIVALENTS AT THE BEGINNING
        OF THE YEAR                             58,555          57,860
   CASH AND CASH EQUIVALENTS AS OF MARCH 31,    48,914          48,713

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


BASIS OF PRESENTATION

	The accompanying unaudited consolidated financial statements include the accounts of Independent Bank Corp.(the Company) and its wholly-owned subsidiary, Rockland Trust Company (Rockland or the Bank). These consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included. Certain amounts in prior year financial statements have been reclassified to conform to the current year's presentation. Operating results for the three months ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995 or any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.


RECENT ACCOUNTING DEVELOPMENTS

	On January 1, 1995, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting By Creditors for Impairment of a Loan." A loan is considered impaired when it is probable that a creditor will be unable to collect all principal and interest due according to the contractual terms of the loan agreement. SFAS No. 114 requires, among other things, that creditors measure impaired loans at the present value of expected future cash flows, discounted at the loan's effective interest rate or, alternatively, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The recognition of income on impaired loans is governed by SFAS No. 114 and SFAS No. 118, which amended SFAS No. 114 by allowing creditors to use their existing methods of recognizing interest income on impaired loans, in addition to the methods prescribed under SFAS No. 114. The Company will recognize interest income on impaired loans on a cash basis only when the ultimate collectibility of principal is no longer considered doubtful.

	SFAS No. 114 requires that in-substance foreclosures (ISF) be reclassified as loans. The effect on the Company's balance sheet on January 1, 1995, the date of the adoption of SFAS No. 114, was an increase to loans and a decrease to other real estate owned (OREO) of $1.6 million. In addition, prior period balances have been reclassified to reflect loans, OREO, loan loss provisions, and OREO write-down expenses on a basis comparable to the classification that would have been used under SFAS No. 114.

	Based on its policies and procedures, the Company has determined that loans recognized as nonaccrual, restructured, or ISF are equivalent to "impaired loans" as defined by SFAS No. 114. The Company has also determined that the reserve for possible loan losses as of March 31, 1995 did not require an additional loan loss provision as a result of the adoption of this new standard. Total impaired loans at March 31, 1995 with required reserves were approximately $6.0 million, and the reserve for possible loan losses allocated to such loans was approximately $1.4 million. Also, the Company had additional impaired loans of $3.7 million that did not require an allocation of the reserve for possible loan losses.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED MARCH 31, 1995



SUMMARY

 	For the three months ended March 31, 1995, Independent Bank Corp. earned $2,390,000. These earnings are a substantial improvement over the operating results for the first three months of the prior year when the Company recorded net income of $1,714,000. Higher net interest income was the primary factor behind the improved 1995 results. Substantial loan growth across all loan categories resulted in an increase in interest income of $2,647,000 for the first quarter of 1995 as compared to the first quarter of 1994. During this same period, interest expense grew by $1,234,000. The provision for loan losses for the first quarter of 1995 amounted to $250,000, a slight reduction from the 1994 provision of $298,000, as reclassified to comply with SFAS No.
114. Non-interest income for the first quarter of 1995 was $91,000 lower than for the first quarter of 1994 due to a decline in mortgage origination activity while first quarter 1995 non-interest expense was $307,000 higher than for the first quarter of 1994 due to an increase in salaries and employee benefits.

	The Company earned $0.17 per share for the first three months of 1995, based on 14,449,892 average shares of common stock outstanding. These earnings compare to $0.12 per share for the first three months of 1994, based on 14,409,078 average shares of common stock outstanding.

	The annualized consolidated returns on average assets and average equity for the first three months of 1995 were 1.04% and 14.78%, respectively. This compares to annualized consolidated returns on average assets and average equity for the first three months of 1994 of 0.82% and 11.73%, respectively.

	As of March 31, 1995, total assets amounted to $935.0 million, an increase of $5.8 million over the 1994 year-end balance. Loans, net of unearned discount, increased $18.1 million, or 3.1%, since year-end 1994 with strong growth noted in the instalment and commercial real estate categories. The Company experienced its usual first quarter seasonal decline in deposit balances. The Company offset this decline and funded loan demand with drawings under existing repurchase agreement lines.

	Nonperforming assets totaled $10.1 million as of March 31, 1995, $1.6 million, or 13.5%, lower than the 1994 year-end balances. The continuing reduction in the level of these assets benefits the Company through increased net interest income, a lower provision for possible loan losses, and reduced expenses incurred in managing and liquidating these assets.

NET INTEREST INCOME

	The discussion of net interest income which follows is presented on a fully tax-equivalent basis. Net interest income for the three months ended March 31, 1995 amounted to $10,999,000, an increase of $1,417,000, or 14.8%, over the comparable 1994 time frame. The Company's interest rate spread (the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities) decreased by 2 basis points as rates paid on interest-bearing liabilities increased slightly more than rates earned on interest-earning assets. The average balance of interest-earning assets for the first three months of 1995 was $92.2 million, or 12.0%, higher than the comparable 1994 time frame, while the average volume of interest-bearing liabilities for the first three months of 1995 was $60.4 million, or 9.4%, higher than the first three months of 1994. As a result of these changes, the Company's net interest margin (net interest income as a percent of average interest-earning assets) for the first three months of 1995 was 5.09% as compared to 4.97% for the comparable 1994 time frame.

	Income from interest-earning assets amounted to $17,567,000 for the three months ended March 31, 1995, an increase of approximately $2.7 million, or 17.8%, from the first three months of 1994. The average balance of taxable investment securities increased more than $3.5 million, as the Company selectively took advantage of improved yields in the bond market. The average balance of non-taxable investment securities reflected a decrease as the Company placed funds in higher yielding, taxable investment opportunities. As a result of solid loan growth in the second and third quarters of 1994, the Company recorded a substantial increase in the first quarter 1995 average balance of loans outstanding when compared to the similar 1994 time frame. The average balance of loans, net of unearned discount, increased $108.8 million, or 22.3%. The average balances of federal funds sold and interest bearing deposits for the first three months of 1995 were lower than the comparable 1994 time frame, as the Company deployed available funds into higher yielding loans.

	Interest income is sensitive to changes in market rates of interest due to the significant number of variable and floating rate loans in the Company's portfolio. At March 31, 1995, loans having interest rates which adjust in accordance with changes in the Company's base lending rate or other market indices amounted to approximately $317.7 million, or 52.2% of loans, net of unearned discount.

	Interest income is also impacted by the amount of nonperforming loans. The amount of interest due but not recognized on nonperforming loans amounted to approximately $174,000 for the three months ended March 31, 1995, compared to $348,000 for the three months ended March 31, 1994.

	The increase in the average balance of interest-bearing liabilities was divided between deposits and borrowings. The average balance of interest-bearing deposits for the first three months of 1995 was $21.8 million, or 3.6%, higher than the comparable 1994 time frame. Transaction account balances declined during this time period while time deposit balances increased in response to rising interest rates and the acquisition of certain deposits of the failed Plymouth Federal Savings Association from the Resolution Trust Corporation. For the three months ended March 31, 1995, average borrowings were $38.6 million higher than the first quarter of 1994 as the Company utilized its available lines of credit to fund loan growth and offset the usual first quarter deposit decline.


PROVISION FOR POSSIBLE LOAN LOSSES

	The provision for possible loan losses represents the charge to expense that is required to fund the reserve for possible loan losses. The level of the reserve for possible loan losses is determined by management of the Company based upon known and anticipated circumstances and conditions. An analysis of individual loans and the overall risk characteristics and size of the different loan portfolios is conducted on an ongoing basis. In addition, the Company also considers industry trends, regional and national economic conditions, past estimates of possible losses as compared to actual losses, and historical loan loss patterns. This ongoing managerial assessment is reviewed periodically by third-party loan review consultants and annually by the Company's independent public accountants. Adjustments are reported in the earnings of the period in which they become known.

	For the three months ended March 31, 1995, the provision for possible loan losses amounted to $250,000, slightly below the $298,000 loan loss provision for the comparable 1994 period. For the first three months of 1995, loans charged-off, net of recoveries of loans previously charged-off, amounted to $63,000, as compared to $731,000 for the comparable 1994 time frame. This reduction in the level of net loan charge-offs reflects the substantial improvement in the quality of the Company's loan portfolio and strong loan recovery results.

	As of March 31, 1995, the ratio of the reserve for possible loan losses to loans, net of unearned discount, was 2.28%, slightly below the 1994 year-end level of 2.33%. The ratio of the reserve for possible loan losses to nonperforming loans was 205.7% at March 31, 1995, substantially higher coverage than the level of 108.3% recorded a year earlier.

NON-INTEREST INCOME

	Non-interest income for the three months ended March 31, 1995 was $2,755,000, a decrease of $91,000, or 3.2%, from the comparable 1994 time period. Service charges on deposit accounts for the first three months of 1995 showed a slight increase from the first three months of 1994 due to a higher base of customer accounts. Trust and Investment Services income was slightly higher due to an increase in the number of accounts under management and an improving securities market. Other non-interest income declined approximately $179,000, or 18.1%. This reduction is attributable to lower mortgage fees and service charges due to substantially decreased residential mortgage loan originations from the first quarter of 1994 when origination volume was still benefiting from the favorable rate environment which had existed. In addition, the Company experienced a significant decline in gains realized from the sale of mortgage loans in the secondary market due to a management decision to retain adjustable rate residential mortgage loans in the portfolio and a rising interest rate environment which depressed secondary market sales potential. The Company had no other gains on the sale of assets in the first three months of 1995 or 1994 other than on the sale of mortgages originated in the normal course of business.


NON-INTEREST EXPENSES

	Non-interest expenses totaled $9,915,000 for the three months ended March 31, 1995, a $307,000, or 3.2%, increase from the comparable 1994 period. Higher salaries and employee benefits were primarily responsible for this increase. Salaries and employee benefits were affected by the impact of wage increases, an expansion of the employee ranks, as well as higher payroll taxes, medical insurance premiums, and pension costs. Occupancy expenses showed a small decline when compared to the first three months of 1994 as the Company benefited from a mild winter. Equipment expenses for the first three months of 1995 showed a small increase when compared to the first three months of 1994.

	Other non-interest expenses for the first three months of 1995 declined $124,000, or 3.7%, from the first three months of 1994. The Company recorded a substantial decline in expenses incurred in connection with foreclosed properties. As the volume of these properties has declined, so have their associated costs. The Company also realized a reduction in FDIC insurance premiums due to a lower assessment rate. In addition, legal fees, software maintenance costs, and recovery and collection expenses for the first quarter of 1995 were lower than the first quarter of 1994. Other non-interest expenses were negatively impacted by increases in business development costs, postage, telephone, and certain expenses incurred in connection with a loan promotion program.

INCOME TAXES

	The Company records income tax expense pursuant to Statement of Financial Accounting Standards No. 109, "Accounting For Income Taxes". The Company has followed a conservative policy for recording the deferred tax asset permitted under this standard due to the uncertain realizability of the full amount of the asset. The Company evaluates the deferred tax asset and its offsetting valuation reserve on a quarterly basis. In measuring the deferred tax asset at March 31, 1995, the Company took into consideration the trend of recorded earnings and
projections of future earnings.   Based on twelve consecutive quarters
of increasingly profitable operations and management's projections for continued profitable operations in the future, the uncertainty surrounding the realizability of the deferred tax asset has been significantly reduced. Accordingly, in the first quarter of 1995 the Company reduced the offsetting valuation reserve by $325,000, thereby reducing the Company's effective income tax rate to 31.5% for the quarter then ended. The Company will continue to assess the realizability of its deferred tax asset under this standard based on its continuing assessment of the trend in projected earnings.


ASSET/LIABILITY MANAGEMENT

	The principal objective of the Company's asset/liability management strategy is to reduce the vulnerability of the Company to changes in interest rates. This is done by managing the volume of assets and liabilities maturing, or subject to repricing, and by adjusting rates in relation to market conditions to influence volumes and spreads.

	The effect of interest rate volatility on net interest income is minimized when the difference between assets and liabilities that reprice within a given time period (the interest sensitivity gap) is the smallest. Given the inherent uncertainty of future interest rates, the Asset/Liability Management Committee evaluates the interest sensitivity gap and executes strategies, which may include off-balance sheet activities, in an effort to minimize the Company's interest rate risk while providing adequate earnings in most plausible future interest rate environments.

	Beginning in 1992, Rockland has entered into interest rate swap agreements as a hedge against stable or declining interest rates. As of March 31, 1995, Rockland had interest rate swap agreements with a total
notional value of $115 million.   These swaps were arranged through
three large international banking institutions and have initial maturities ranging from one to five years. The Bank receives fixed rate payments and pays a variable rate of interest tied to 3-month LIBOR.

	Consistent with the Company's asset/liability management strategies, Rockland purchased a three year, $40 million (notional value) interest rate floor in February 1995 as a hedge against declining interest rates. This instrument will pay the Bank the difference between LIBOR and the floor level if LIBOR is below the floor at any of the quarterly reset dates. If LIBOR is above the floor, no payment is made either to or from the Bank. The transaction fee for this agreement is being amortized over the term of the agreement.


LIQUIDITY AND CAPITAL

	Liquidity, as it pertains to financial institutions, is the ability to generate cash in the most economical way for the institution to meet its ongoing obligations to pay deposit withdrawals and to fund loan commitments. The Company's primary sources of funds are deposits, borrowings, and the amortization, prepayment, and maturities of loans and investments.

	A strong source of liquidity is the Company's core deposits, those deposits which management considers, based on experience, are not likely to be withdrawn in the near term. The Company utilizes its extensive branch banking network to attract retail customers who provide a stable source of core deposits. In addition, the Company has established four $100 million secured lines of credit with major brokerage firms as potential sources of liquidity. On March 31, 1995 the Company had $44 million outstanding under such lines classified on the Balance Sheet as "Federal Funds Purchased and Assets Sold Under Repurchase Agreements."
In addition, as a member of the Federal Home Loan Bank, Rockland has access to approximately $260 million of borrowing capacity. On March 31, 1995 the Company had $25 million outstanding under such lines classified on the Balance Sheet as "Federal Home Loan Bank Borrowings."

	The Company actively manages its liquidity position under the direction of the Asset/Liability Management Committee. Periodic review under formal policies and procedures is intended to ensure that the Company will maintain access to adequate levels of available funds. At March 31, 1995, the Company's liquidity position was well above the Company's policy guidelines.


CAPITAL RESOURCES AND DIVIDENDS

	The Company and Rockland are subject to capital requirements established by the Federal Reserve Board and the Federal Deposit Insurance Corporation (FDIC), respectively. One key measure of capital adequacy is the risk-based capital ratio for which the regulatory agencies have established minimum requirements of 4.00% and 8.00% for

Tier 1 risk-based capital and total risk-based capital, respectively.
As of March 31, 1995, the Company had a Tier 1 risk-based capital ratio of 10.37% and a total risk-based capital ratio of 11.78%. Rockland had a Tier 1 risk-based capital ratio of 9.98% and a total risk-based capital ratio of 11.39% as of the same date.

     	An additional capital requirement of a minimum 3.00% Tier 1 leverage capital is mandated by the regulatory agencies, unless higher amounts are required by these agencies. As of March 31, 1995, the Company and the Bank had Tier 1 leverage capital ratios of 7.01% and 6.73%, respectively.

     	In March, the Company's Board of Directors declared a cash dividend of $.04 per share to shareholders of record on March 24, 1995. This dividend was paid on April 7, 1995. On an annualized basis, the dividend payout ratio amounted to 28.6% of the trailing four quarters earnings. This action represents the third quarterly dividend paid by the Company since the resumption of dividends in September 1994, following a four year period during which the Company did not pay dividends.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information

	The financial information detailed below is included hereafter in this report:

	Consolidated Statements of Changes in Stockholders' Equity -
		Three months ended March 31, 1995 and the year ended
		December 31, 1994.

	Consolidated Average Balance Sheet and Average Rate Data - 	Three
		months ended March 31, 1995 and 1994.

Item 6.  Exhibits and Reports on Form 8-K

	The Company did not file any reports on Form 8-K during the quarter ended March 31, 1995.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF CHANGES
  IN STOCKHOLDERS' EQUITY
(Unaudited - in thousands)

                                                    UNREALIZED
                                                    GAIN (LOSS)
                          COMMON           RETAINED INVESTMENTS
                           STOCK  SURPLUS  EARNINGS  AVAILABLE   TOTAL
Balance, December 31,1993   $144  $43,269   $13,972         $0  $57,385

Cumulative Effect of
   Adoption of SFAS No.
   115, Net of Tax                                         (44)     (44)
Net Income                                    8,113               8,113
Cash Dividends Declared
  ($.08 per share)                           (1,154)             (1,154)
Proceeds From Exercise
   of Stock Options                    39                            39
Common Stock Sold Under
   Dividend Reinvestment
   & Stock Purchase Plan               73                            73
Change in Unrealized Loss
   on Securities Available
   for Sale, Net of Tax                                   (210)    (210)
Balance, December 31, 1994  $144  $43,381   $20,931      ($254) $64,202

Net Income                                    2,390               2,390
Cash Dividends Declared
  ($.04 per share)                             (580)               (580)
Proceeds From Exercise
   of Stock Options                    43                            43
Common Stock Sold Under
   Dividend Reinvestment
   & Stock Purchase Plan       1       74                            75
Change in Unrealized Loss
   on Securities Available
   for Sale, Net of Tax                                     90       90
Balance, March 31, 1995     $145  $43,498   $22,741      ($164) $66,220

INDEPENDENT BANK CORP.
SUPPLEMENTAL FINANCIAL INFORMATION
CONSOLIDATED AVERAGE BALANCE SHEET AND AVERAGE RATE DATA
(Unaudited - in thousands)
                                        AVERAGE     INTEREST
                                      OUTSTANDING    EARNED/    AVERAGE
                                        BALANCE       PAID       YIELD
FOR THE THREE MONTHS ENDED MARCH 31,      1995        1995        1995
Interest-Earning Assets
  Taxable Investment Securities         $258,682     $4,038       6.24%
  Non-taxable Investment Securities        4,744         74       6.24%
  Loans, net of Unearned Discount        596,031     13,393       8.99%
  Federal Funds Sold and Assets
    Purchased Under Resale Agreements      3,977         56       5.63%
  Interest Bearing Deposits                  502          6       4.78%
  Total Interest-Earning Assets          863,936    $17,567       8.13%
  Cash and Due From Banks                 42,482
  Other Assets                            15,722
  Total Assets                          $922,140

Interest-Bearing Liabilities
  Savings and NOW Accounts              $271,970     $1,485       2.18%
  Money Market & Super NOW Accounts      115,144        757       2.63%
  Other Time Deposits                    246,528      3,269       5.30%
  Federal Funds Purchased and Assets
     Sold Under Repurchase Agreements     40,232        602       5.99%
  Federal Home Loan Bank Borrowings       18,111        285       6.29%
  Treasury Tax and Loan Notes              3,850         48       4.99%
  Subordinated Capital Notes               4,965        122       9.83%
  Total Interest-Bearing Liabilities     700,800     $6,568       3.75%
  Demand Deposits                        145,682
  Other Liabilities                       10,974
  Total Liabilities                     $857,456
  Stockholders' Equity                   $64,684
  Total Liabilities and
    Stockholders' Equity                $922,140

Net Interest Income                                 $10,999

Interest Rate Spread                                              4.38%
Net Interest Margin                                               5.09%

   Interest income and yield are stated on a fully tax-equivalent basis. The total amount of adjustment is $100 in 1995.

INDEPENDENT BANK CORP.
SUPPLEMENTAL FINANCIAL INFORMATION
CONSOLIDATED AVERAGE BALANCE SHEET AND AVERAGE RATE DATA
(Unaudited - in thousands)
                                        AVERAGE     INTEREST
                                      OUTSTANDING    EARNED/    AVERAGE
                                        BALANCE       PAID       YIELD
FOR THE THREE MONTHS ENDED MARCH 31,      1994        1994        1994
Interest-Earning Assets
  Taxable Investment Securities         $255,113     $3,870       6.07%
  Non-taxable Investment Securities        7,588         97       5.11%
  Loans, net of Unearned Discount        487,199     10,772       8.84%
  Federal Funds Sold and Assets
    Purchased Under Resale Agreements     21,087        172       3.26%
  Interest Bearing Deposits                  702          5       2.85%
  Total Interest-Earning Assets          771,689    $14,916       7.73%
  Cash and Due From Banks                 37,954
  Other Assets                            23,685
  Total Assets                          $833,328

Interest-Bearing Liabilities
  Savings and NOW Accounts              $281,521     $1,584       2.25%
  Money Market & Super NOW Accounts      119,750        682       2.28%
  Other Time Deposits                    210,644      2,758       5.24%
  Federal Funds Purchased and Assets
     Sold Under Repurchase Agreements     18,784        156       3.32%
  Federal Home Loan Bank Borrowings            -          -          0%
  Treasury Tax and Loan Notes              4,781         32       2.68%
  Subordinated Capital Notes               4,965        122       9.83%
  Total Interest-Bearing Liabilities     640,445     $5,334       3.33%
  Demand Deposits                        127,613
  Other Liabilities                        6,838
  Total Liabilities                     $774,896
  Stockholders' Equity                   $58,432
  Total Liabilities and
     Stockholders' Equity               $833,328

Net Interest Income                                  $9,582

Interest Rate Spread                                              4.40%
Net Interest Margin                                               4.97%

   Interest income and yield are stated on a fully tax-equivalent basis. The total amount of adjustment is $96 in 1994.

SIGNATURES


	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



					                                  		INDEPENDENT BANK CORP.
                                              (registrant)





Date:   May 9, 1995    			              /s/  John F. Spence, Jr.
                                        Chairman of the Board and
                                         Chief Executive Officer




Date:   May 9, 1995                     /s/  Richard J. Seaman
                                        Chief Financial Officer
                                             and Treasurer