Form 10-Q
period 1995-06-30
INDEPENDENT BANK CORP /MA/
filed 1995-08-15
CIK 776901

VIA EDGAR


                                        	August 14, 1995


Securities and Exchange Commission
450 Fifth Street, N. W.
Judiciary Plaza
Washington, D. C.  20549



      Re: Independent Bank Corp. - Commission File No. 1-9047



Gentlemen:

      Accompanying this letter for filing on behalf of Independent Bank Corp.(the Company)pursuant to the Securities Exchange Act of 1934 is a conformed copy of a report on Form 10-Q for the quarter ended June 30, 1995.

      A manually executed signature page has been executed prior to the time of this electronic filing and will be retained by the Company for five years.

	If you have any questions or need any additional information, please do not hesitate to contact the undersigned.


                                        Very truly yours,




                                         Richard J. Seaman
                                        Chief Financial Officer
                                             and Treasurer




cc:  Arthur Andersen LLP, Mike Devlin, CPA
     Burns & Levinson, Susan M. Barnard, Esq.
     Elias, Matz, Tiernan & Herrick, Norman Antin, Esq.
     National Association of Securities Dealers