Form 10-Q
period 1995-09-30
INDEPENDENT BANK CORP
filed 1995-11-15
CIK 776901

VIA EDGAR



                                                         November 14, 1995


Securities and Exchange Commission
450 Fifth Street, N. W.
Judiciary Plaza
Washington, D. C.  20549



      Re: Independent Bank Corp. - Commission File No. 1-9047



Gentlemen:

      Accompanying this letter for filing on behalf of Independent Bank Corp.(the Company) pursuant to the Securities Exchange Act of 1934 is a conformed copy of a report on Form 10-Q for the quarter ended September 30, 1995.

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