Form 10-K
period 1995-12-31
INDEPENDENT BANK CORP
filed 1996-03-29
CIK 776901

VIA EDGAR


March 28, 1996

Securities and Exchange Commission
450 Fifth Street, N. W.
Judiciary Plaza
Washington, D. C.  20549

     Re: Independent Bank Corp. - Form 10-K

Gentlemen:

     Accompanying this letter for filing on behalf of Independent Bank Corp. (the "Company") pursuant to Section 15(d) of the Securities Exchange Act of 1934 is a conformed copy of a report on Form 10-K for the year ended December 31, 1995.

     A manually executed signature page and consent have been executed prior to the time of this electronic filing and will be retained by the Company for five years.

     In payment of the registration fee, $250 were transferred to the Commission's account by federal wire transfer as required pursuant to Rule 13(c) of Regulation S-T. The wire was sent at approximatley 10:30 a. m. Eastern Standard Time and was assigned refernece number 0002.

     If you have any questions or need any additional information, please do not hesitate to contact the undersigned.



                                                       Very truly yours,




                                                       Richard J. Seaman
                                                       Treasurer and Chief
                                                       Financial Officer



cc:   Arthur Andersen LLP, Mike Devlin, CPA
      Burns and Levinson, Susan M. Barnard, Esq.
      National Association of Securities Dealers