Form 10-K/A
period 1995-12-31
INDEPENDENT BANK CORP
filed 1996-04-25
CIK 776901

United States
          Securities and Exchange Commission
                Washington, D.C. 20549
                      FORM 10-K/A
X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 1995

                             or

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ____ to ____

            Commission File Number:  1-9047

                   Independent Bank Corp.
   (Exact name of registrant as specified in its charter)

     Massachusetts                                    04-2870273
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or  organization)

        288 Union Street
     Rockland,   Massachusetts                           02370
(Address of principal executive offices)               (Zip Code)

  Registrant's telephone number, including area code:     (617) 878-6100

          Securities registered pursuant to Section 12(b) of the Act:

  Title of each class           Name of each exchange on which registered
              None                           None

        Securities registered pursuant to section 12(g) of the Act:

                       Common Stock, $.0l par value per share
                                  (Title of Class)

                          Preferred Stock Purchase Rights
                                  (Title of Class)

Indicate by check mark whether, the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past
90 days.

X   Yes            No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K.

As  of February 29, 1996, the aggregate market value of
the 12,082,149 shares of Common Stock of the Registrant
issued   and   outstanding  on  such  date,   excluding
2,448,909 shares held by all directors and executive officers of the Registrant as group, was $84,575,043.
This figure is based on the closing sale price of $7.00 per share on February 29, 1996, as reported in The Wall
Street Journal on March 1, 1996.

Number  of  shares  of Common Stock outstanding  as  of
February 29, 1996:  14,531,058

          DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents
incorporated by reference and the Part of Form 10-K into which the document is incorporated:

(1)  Portions of the Registrant's Annual Report to
Stockholders for the fiscal  year ended December 31,
1995 are incorporated into Part    II, Items 5-8 of
this Form 10-K.

(2)  Portions of the Registrant's definitive proxy
statement for its 1996 Annual Meeting of Stockholders
are incorporated into Part III,    Items 10-13 of this
Form 10-K.



     Item 14.  Exhibits, Financial Statement Schedules
     and Reports on Form 8-K


          (a)(3) The following exhibits submitted with Form 10-K should be deleted and the attached exhibits substituted therefor in their entirety.

                           EXHIBIT INDEX

          No.       Exhibit                                        Page

          10.1      Second Amended and Restated                    E - 5
                         Employment Agreement between the
                         Company, Rockland and Douglas H.
                         Philipsen, dated February 21, 1996
                         ("Philipsen Employment Agreement").
                         (Management contract under Item
                         601(10)(iii)(A).

          10.2      Second Amended and Restated                     E - 24
                         Employment Agreement between
                         Rockland Trust Company and Richard
                         F. Driscoll, dated January 19, 1996
                         (the "Driscoll Agreement").
                         Employment Agreements between
                         Rockland and Richard J. Seaman,
                         Ferdinand T. Kelley, S. Lee
                         Miller, and Raymond G. Fuerschbach are
                         substantially similar to the
                         Driscoll agreement.  (Management
                         contract under Item 601(10)(iii)(A)



                        SIGNATURES

          Pursuant to the requirements of Section 13 or
     15(d) of the Securities Exchange Act of 1934,  the
     Registrant  has  duly  caused  this  amendment  to
     report   to  be  signed  on  its  behalf  by   the
     undersigned, thereunto duly authorized.

                              INDEPENDENT BANK CORP.



     Date: April 10, 1996                John F. Spence, Jr.      *
                                         John F. Spence, Jr.
                                         Chairman  of the Board
                                         and Chief Executive Officer


     Pursuant  to  the requirements of  the  Securities
     Exchange Act of 1934, this amendment to report has
     been  signed  below by the followings  persons  on
     behalf of the Registrant and in the capacities and
     on   the  dates  indicated.   Each  person   whose
     signature appears below hereby makes, constitutes and appoints Douglas H. Philipsen, John F. Spence,
     Jr., Richard Seaman and each of them acting individually, his true and lawful attorneys, with full power to sign for such person and in such person's name and capacity indicated below any and all amendments to this Form 10-K, hereby ratifying and confirming such person's signature as it may be signed by said attorneys to any and all amendments.


     Richard S. Anderson     *                    Date: April 10, 1996
     Richard S. Anderson
     Director


     Donald K. Atkins     *                       Date: April 10, 1996
     Donald K. Atkins
     Director


     W.   Paul  Clark      *                      Date: April 10, 1996
     W. Paul Clark
     Director


     Robert   L.  Cushing      *                  Date: April 10, 1996
     Robert L. Cushing
     Director


     Benjamin A. Gilmore, II     *                Date: April 10, 1996
     Benjamin A. Gilmore, II
     Director


     James T. Jones     *                         Date: April 10, 1996
     James T. Jones
     Director


     Lawrence M. Levinson     *                   Date: April 10, 1996
     Lawrence M. Levinson
     Director


     Douglas H. Philipsen     *                   Date: April 10, 1996
     Douglas H. Philipsen
     Director and President


     Richard H. Sgarzi     *                      Date: April 10, 1996
     Richard H. Sgarzi
     Director


     Robert J. Spence     *                       Date: April 10, 1996
     Robert J. Spence
     Director


     William  J.  Spence      *                   Date: April 10, 1996
     William J. Spence
     Director


     Brian S. Tedeschi     *                      Date: April 10, 1996
     Brian S. Tedeschi
     Director


     Thomas J. Teuten     *                       Date: April 10, 1996
     Thomas J. Teuten
     Director



     /s/ Richard J. Seaman                        Date: April 10, 1996
     Richard J. Seaman
     Chief Financial Officer and Treasurer
     (principal financial and accounting officer)


     By: /s/ Richard J. Seaman                    Date: April 10, 1996
             Richard J. Seaman
             Attorney-In-Fact


     *   Signed pursuant to Power of Attorney contained in Form 10-K.