Form 10-K
period 1995-12-31
INDEPENDENT BANK CORP
filed 1996-04-26
CIK 776901

United States
                      Securities and Exchange Commission
                            Washington, D.C. 20549
                                   FORM 10-K

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




PART 1.


     Item 1.    Business

          General. Independent Bank Corp. (the "Company") is a state chartered, federally registered bank holding company headquartered in Rockland, Massachusetts. The Company is the sole stockholder of Rockland Trust
Company ("Rockland" or "the Bank"), a Massachusetts trust company chartered in 1907. Rockland offers a full range of commercial and retail banking and trust services through its network of 33 banking offices, seven commercial lending centers, and two trust and financial services offices located throughout Plymouth,
Norfolk, and Bristol Counties in Southeastern
Massachusetts. At December 31, 1995, the Company had total assets of $987.6 million, total deposits of $871.1 million, and stockholders' equity of $72.6 million. It should be noted that the 1995 year-end asset and deposit balances are inflated by a $17 million deposit made on the last day of the year which was subsequently withdrawn on the first business day in January, 1996.

     Rockland has a deep rooted history as a community oriented commercial bank. As a result of its strong commitment to the local business community, the Bank has become one of the prominent financial institutions in Plymouth County which represents the majority of its market area. The Bank had approximately 16.9% of the total deposits within Plymouth County as of June 30, 1995, the most recent date for which such data is available, or almost 157% of the market share of its nearest competitor. In addition, Rockland has been the leading originator of mortgages in Plymouth County for the last four years. Due to the continuing consolidation within the financial services industry, Rockland is the only remaining locally based commercial bank in Plymouth County.

     The   Company   experienced  significant   growth   and
profitability during the early and mid-1980's as the New England economy prospered. Total assets surpassed the $1 billion level and earnings reached record levels. However, with the onset of an economic recession in New England in the late 1980's, and a resulting significant decline in local real estate values, the Company experienced serious financial problems. The quality of the loan portfolio declined sharply as nonperforming assets rose to over 10% of total assets. This deterioration required significant loan loss provisions which resulted in the Company reporting substantial losses in 1990 and 1991.

     After implementing a number of managerial, operational, and financial changes during 1991 and 1992, the Company returned to profitability in 1992. In December of that year, the Company issued 9.2 million shares of common stock, strengthening its capital base. These measures contributed to improved operating results for the Company which recorded net income of $4.6 million and $8.1 million for the years ended December 31, 1993 and 1994, respectively. The improvement in 1994 earnings over 1993 was primarily attributable to higher net interest income and a lower provision for possible loan losses.

   For the year ended December 31, 1995, the Company recorded net income of $10.4 million, an increase of 28.0% over 1994 earnings. The improved 1995 results were principally due to higher net interest income and lower non interest expenses. Net interest income of $43.9 million was $2.4 million higher than 1994 due to increased interest income. The decline in non-interest expenses is attributable to lower legal fees and other real estate owned
(OREO) expenses and a reduction in the FDIC insurance assessment.

   The Company is registered as a bank holding company under the Bank Holding Company Act of 1956 ("BHCA"), as amended, and as such is subject to regulation by the Board
of   Governors  of  the  Federal  Reserve  System  ("Federal
Reserve").    The   Company  is  also   regulated   by the
Commissioner  of Banks of the Commonwealth ofMassachusetts
("Commissioner").   Rockland is subject  to regulation  and
examination by the Commissioner and the Federal Deposit Insurance Corporation ("FDIC"). The majority of Rockland's deposit accounts are insured to the maximum extent permitted by law by the Bank Insurance Fund ("BIF") which is administered by the FDIC. In 1994, the Bank purchased the deposits of three branches of a failed savings and loan association from the Resolution Trust Corporation.
These deposits are insured to the maximum extent permitted by law by the Savings Association Insurance Fund ("SAIF").


Lending Activities

     General.  The Bank's gross loan portfolio  amounted
to $638.0  million  on  December 31, 1995, or  64.6%  of
total assets   on  that  date.   The  Bank  classifies
loans as commercial,  real  estate,  or  consumer.  Commercial loans consist primarily of loans to businesses for working
capital and   other business  related  purposes  and  floor   plan
financing.   Real estate loans are comprised  of commercial
mortgages  which  are secured by nonresidential
properties, residential mortgages which are secured
primarily by  owner occupied  residences, home equity
loans, and  mortgages  for the  construction of commercial
and residential  properties. Consumer  loans  consist  of
instalment  obligations,   the majority  of which are
automobile loans, and other  consumer loans.

     The Bank's borrowers consist of small-to-medium sized businesses and retail customers. The Bank's market area is generally comprised of Plymouth, Norfolk, and Bristol Counties located in Southeastern Massachusetts.
Substantially all of the Bank's commercial and consumer loan portfolios consist of loans made to residents of and businesses located in Southeastern Massachusetts.
Virtually all of the real estate loans in the Bank's loan portfolio are secured by properties located within this market area. On December 31 1995, approximately
$3.2 million of real estate loans, including approximately $1.3 million of residential mortgages, were secured by properties located outside of Southeastern
Massachusetts.

     In accordance with governing banking statutes, Rockland is permitted, with certain exceptions, to make loans and commitments to any one borrower, including related entities, in the aggregate amount of not more than 20% of stockholders' equity, or $14.5 million at December 31, 1995. Notwithstanding the foregoing, the Bank has established a more restrictive limit of not more than 15% of stockholders' equity, or $10.9 million at December 31, 1995, which limit may be exceeded with the approval of the Board of Directors. There were no borrowers whose total indebtedness aggregated or exceeded $10.9 million as of December 31, 1995.

      The  Bank's  principal earning assets are  its
loans. Although the Bank judges its borrowers to be creditworthy, the risk of deterioration in borrowers'
abilities to  repay their   loans   in  accordance  with
their existing loan agreements is inherent in any lending function. Participating as a lender in the credit markets requires a strict monitoring process to minimize credit risk. This process requires substantial analysis of the loan application, an evaluation of the customer's capacity to repay according to the loan's contractual terms, and an objective determination of the value of the collateral. The Bank also utilizes the services of an independent third party consulting firm to provide loan review services.

           The  Bank's Controlled Asset Department is
responsible for  the  management and resolution of
nonperforming assets. In the course of resolving
nonperforming loans, the Bank may choose to
restructure certain contractual provisions.   In
order to facilitate the disposition of other real estate owned (OREO), the Bank may finance the purchase of such properties at market rates if the borrower qualifies under the Bank's standard underwriting guidelines.

       Loan  Portfolio Composition and Maturity.   The following
table sets forth information concerning the composition of the Bank's loan portfolio by loan type at the dates indicated.


                                    At December 31,
                        1995              1994                1993
                  Amount   Percent   Amount   Percent    Amount   Percent
Commercial       $121,679   19.1%   $122,944    20.5%   $117,332   23.8%
Real estate:
 Commercial       187,608   29.4     169,693    28.4     142,619   29.0
 Residential      187,652   29.4     184,958    30.9     155,182   31.5
 Construction      27,863    4.4      28,892     4.8      20,147    4.1
Consumer:
 Instalment       102,088   16.0      80,441    13.4      46,909    9.5
 Other             11,076    1.7      11,882     2.0      10,415    2.1
Gross Loans       637,966  100.0%    598,810   100.0%   492,6046  100.0%
Unearned
 Discount           9,825              8,121               5,020
Reserve for
Possible
Loan Losses        12,088             13,719              15,485
Net Loans        $616,053           $576,970            $472,099


                       1992               1991
                  Amount   Percent   Amount   Percent
Commercial       $133,192   26.4%   $165,675    27.9%
Real estate:
 Commercial       129,803   25.7     127,799    21.6
 Residential      163,426   32.4     146,122    24.7
 Construction      26,416    5.2      51,674     8.7
Consumer:
 Instalment        45,454    9.1      69,850    11.8
 Other              6,015    1.2      31,650     5.3
Gross Loans       504,306  100.0%    592,770   100.0%
Unearned
 Discount           5,254              9,304
Reserve for
Possible
Loan Losses        15,971             16,165
Net Loans        $483,081           $567,301


     The  Company's outstanding loans grew by 6.8% in
1995, following a 22.2% increase in 1994.  This loan
growth, which was   primarily   centered  in  commercial
mortgages and instalment loans, is a result of sales programs implemented by the Bank over the past three years and an opportunity to expand the Bank's customer base as a result of the consolidation of its larger competitors.

     Commercial loans decreased $1.3 million, or  1.0%,in
1995,  following an increase of $5.6 million,  or  4.8%,in
1994. The decline in commercial loans in 1995 is due to the rate of loan repayments exceeding the volume of new loan originations, as well as lower utilization of credit lines by commercial borrowers in late 1995 as compared to late 1994. The 1994 growth was primarily attributable to an increase in floor plan loans.

     Real  estate loans comprised 63.2% of gross  loans at
December  31,  1995, as compared to 64.1%  at  December
31, 1994.  Commercial real estate loans have reflected
increases over the last two years of $17.9 million, or
10.6%, in 1995, and  $27.1 million, or 19.0%, in 1994.  These increases are indicative  of the improving prospects for small and medium sized  businesses  in  the Bank's slowly recovering market area.  Residential real estate loans increased $2.7 million, or  1.5%,  in  1995 as the Bank sold most of the residential
mortgage  loans  originated during  the  year.   In   1994,
residential  real estate loans increased $29.8  million,  or 19.2%,
due to a management  decision  to  retain   more adjustable rate
residential mortgages in the portfolio and a rising interest rate environment which depressed secondary market sales potential.
During 1995, the Bank sold $16 million of residential mortgages as part of overall asset/liability management. Real estate construction loans declined $1.0 million, or 3.6%, in 1995 following an increase of $8.7 million, or 43.4%, in 1994.

     Consumer instalment loans increased $21.6 million, or 26.9%, and $33.5 million, or 71.5%, during 1995 and 1994, respectively.
The increases over the past two years are attributed to a focused effort directed at establishing solid banking relationships with new and used automobile dealers within the market area. As a result, strong growth was reported in 1995 and 1994. Since the sale of the Bank's credit card portfolio during 1991 and 1992, other consumer loans have consisted primarily of cash reserve loans. Introduced in 1992, cash reserve loans are designed to afford the Bank's customers overdraft protection. The balances of these loans declined $.8 million, or 6.8%, in 1995 following an increase of $1.5 million, or 14.1%, in 1994.

     The following table sets forth the scheduled contractual amortization of the Bank's loan portfolio at December 31, 1995. Loans having no schedule of repayments or no stated maturity are reported as due in one
year or less.   The  following  table  also  sets  forth  the rate
structure of loans scheduled to mature after one year.

                                Real         Real          Real
                   Commercial   Estate       Estate        Estate
                                Commercial   Residential   Construction
                                    (Thousands)
Amounts due in:
One year or less      $98,965     $72,777     $84,386       $27,863
After one year
 through five          21,374     107,880      63,639           ---
 years
Beyond five years       1,340       6,951      39,627           ---
Total                $121,679    $187,608    $187,652       $27,863

Interest rates on
 amounts due after
 one year:
Fixed Rate            $22,714     $98,315     $44,552       $ ---
Adjustable Rate           ___      16,516      58,714         ---






                    Consumer -   Consumer -
                    Instalment     Other      Total
Amounts due in:
One year or less      $34,453      $---      $318,444
After one year
 through five          65,297    11,076       269,266
 years
Beyond five years       2,338       ---        50,256
Total                $102,088   $11,076      $637,966

Interest rates on
 amounts due after
 one year:

Fixed Rate            $67,635      $---      $233,216
Adjustable Rate           ---    11,076        86,306

     Generally, the average actual maturity of loans is substantially less than their average contractual maturity due to prepayments and, in the case of real estate loans, due-on-sale clauses, which generally give the Bank the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells the property subject to the mortgage and the loan is not repaid. The average life of real estate loans tends to increase when current  real  estate loan rates are higher  than  rates  on mortgages in the portfolio and, conversely, tends to decrease when rates on mortgages in the portfolio are higher than current real estate loan rates. Under the latter scenario, the weighted average yield on the portfolio tends to decrease as higher yielding loans are repaid or refinanced at lower rates. Due to the fact that the Bank will, consistent with industry practice, "roll over" a significant portion of commercial and commercial real estate loans at or immediately prior to their maturity by renewing the loans on substantially similar or revised terms, the principal repayments actually received by the Bank are anticipated to be significantly less than the amounts contractually due in any particular period. In addition, a loan, or a portion of a loan, may not be repaid due to the borrower's inability to satisfy the contractual obligations of the loan. As of December 31, 1995, $1.3 million of loans scheduled to mature within one year were nonperforming. See "Lending Activities - Nonperforming Assets."

     Origination of Loans. The Bank accepts applications for commercial loans at any of its seven commercial lending centers. Commercial loan applications are obtained through existing customers, solicitation by Bank loan officers, referrals from current or past customers, or walk-in customers. Commercial real estate loan applications are obtained primarily from previous borrowers, direct contacts with the Bank, or referrals. Applications for residential real estate loans and all types of consumer loans are taken at all of the Bank's full-service branch offices. Residential real estate loan applications primarily result from referrals by real estate brokers, home builders, and existing or walk-in customers. The Bank also maintains a staff of field originators who solicit and refer residential real estate loan applications to the Bank. These employees are compensated on a commission basis and provide convenient origination services during banking and nonbanking hours. Consumer loan applications are directly obtained through existing or walk-in customers who have been made aware of the Bank's consumer loan services through advertising and other media, as well as indirectly through a network of automobile dealers who are financed by the Bank.

      Commercial loans, commercial real estate loans, and construction loans may be approved by commercial loan officers up to their individually assigned lending limits which are established and modified periodically to reflect the officer's expertise and experience. Commercial lending center managers are seasoned lending officers with considerable experience in commercial loan underwriting. Generally, commercial loans, commercial real estate loans, and construction loans in amounts between $150,000 and $250,000 must be approved by the respective commercial lending center manager. Loans over $250,000 up to and including $500,000 must be approved by one of two Commercial Loan Regional Managers or the Executive Vice President Commercial Lending Division. Loans over $500,000 up to and including $2.0 million must be approved by the Senior Loan Committee. This committee is comprised of the Bank's President and Chief Executive Officer, the Executive Vice President - Commercial Lending Division (Committee Chairman), the Senior Credit Administrator, and the Bank's two Regional Lending Managers. All loans where relationships in the aggregate are over $2.0 million must be approved by the Executive Committee of the Board of Directors.

       Residential real estate loans which conform to requirements for resale in the secondary market are approved by the Bank's residential mortgage underwriters. Non-conforming residential mortgage loans up to $500,000 may be approved by the Executive Vice President - Retail and Operations Division or the Senior Vice President - Consumer Mortgage Department. Loans over $500,000 are approved by the Senior Loan Committee. Home equity loans up to $100,000 may be approved by the Bank's home equity loan underwriter. Home equity loans in excess of this amount up to $200,000 may be approved by the Consumer Loan Administrator and thereafter, loans in an amount up to $500,000 may be approved by the Executive Vice President - Retail and Operations Division. Home equity loans over $500,000 must be approved by the Senior Loan Committee.

      Sale of Loans. The Bank's owner-occupied residential real estate loans are generally originated in compliance with terms, conditions and documentation which permit the sale of such loans to the Federal Home Loan Mortgage Corporation ("FHLMC"), the Federal National Mortgage
Association ("FNMA"), the Government National Mortgage Association ("GNMA"), and other institutional investors in the secondary market. Substantially all fixed rate, long term residential mortgages originated by the Bank are sold without recourse in the secondary market. Loan sales in the secondary market provide funds for additional lending and other banking activities. The Bank generally retains the servicing on all loans sold. As part of its asset/liability management strategy, the Bank may retain a portion of adjustable rate residential real estate loans or fixed-rate residential real estate loans with maturities of 15 years or less. In 1995, the Bank retained $28.0 million of residential real estate loans in its portfolio, which constituted 45.8% of all residential real estate loans originated during the year.

      The principal balance of loans serviced by the Bank amounted to $246.6 million at December 31, 1995 and $225.7 million at December 31, 1994. Under its mortgage servicing arrangements, the Bank generally continues to collect payments on loans, to inspect the mortgaged property, to make insurance and tax advances on behalf of borrowers and to otherwise service the loans and receives a fee for performing these services. Net servicing fee income amounted to $704,000 and $412,000 for the years ended December 31, 1995 and 1994, respectively. Unamortized loan origination fees which relate to loans sold by the Bank are recognized as non-interest income at the time of the loan sale. Under its sales agreements, the Bank pays the purchaser of mortgage loans a specified yield on the loans sold. The difference, after payment of any guarantee fee, is retained by the Bank and recognized as fee income over the life of the loan. In addition, loans may be sold at a premium or a discount with any resulting gain or loss recognized at the time of sale. For the years ended December 31, 1995, and 1994, the Bank recognized net gains on the sales of mortgages of $18,000 and $29,000, respectively.

     Commercial Loans. The Bank offers secured and unsecured commercial loans for business purposes, including issuing letters of credit. The Bank's commercial loans decreased $1.3 million, or 1.0%, in 1995, following an increase of $5.6 million, or 4.8%, in 1994. At December 31, 1995, $121.7 million, or 19.1%, of the Bank's gross loan portfolio consisted of commercial loans, compared to $122.9 million, or 20.5%, of the Bank's gross loan portfolio at December 31, 1994 and $117.3 million, or 23.8 %, of the gross loan portfolio at December 31, 1993.

     Commercial loans are generally provided to small-to medium-sized businesses located within the Company's market area. Commercial loans may be structured as term loans or as revolving lines of credit. Commercial term loans generally have a repayment schedule of five years or less, and although the Bank does originate some commercial term loans with interest rates which float in relation to the Rockland base rate, the majority of commercial term loans have fixed rates of interest. Generally, Rockland's base rate is determined by reference to the Wall Street Journal prime rate. The Bank's base rate is monitored by the Executive Vice President - Commercial Lending Division, and revised when appropriate in accordance with guidelines established by the Asset/Liability Management Committee. The majority of commercial term loans are collateralized by equipment, machinery or other corporate assets. In addition, the Bank generally obtains personal guarantees from the principals of the borrower.

     The Bank's commercial revolving lines of credit generally are for the purpose of providing working capital to the borrower and may be secured or unsecured. Collateral for commercial revolving lines of credit may consist of inventory or accounts receivable or both, as well as other corporate assets. Generally, the Bank will lend up to 80% of accounts receivable, provided that such receivables have not aged more than 60 days and/or up to 20% to 40% of the value of raw materials and finished goods inventory securing the line. Commercial revolving lines of credit generally are reviewed on an annual basis and usually require substantial repayment of principal during the year. At December 31, 1995, the Bank had $29.8 million outstanding under commercial revolving lines of credit, and $42.0 million of unused commitments under such lines on that date.

     The Bank's commercial loans also include any advances which might be made under standby letters of credit, which are unconditional commitments on the part of the Bank to lend up to a stated dollar amount within a specified period of time on behalf of the customer, assuming the terms and conditions specified in the standby letter of credit are satisfied. The Bank's standby letters of credit generally are secured, have terms of not more than one year, and are reviewed for renewal. As of December 31, 1995, the Bank had $2.4 million in outstanding commitments pursuant to standby letters of credit.

      The Bank also provides automobile and, to a lesser extent, boat and other vehicle floor-plan financing. Floor plan loans which are secured by the automobiles, boats, or other vehicles constituting the dealer's inventory amounted to $17.7 million as of December 31, 1995. Upon the sale of a floor-plan unit, the proceeds of the sale are applied to reduce the loan balance. In the event a unit financed under a floor-plan line of credit remains in the dealer's inventory for an extended period, the amount of the line is reduced with respect to such unit. Bank personnel make unannounced monthly inspections of each dealer to review the value and condition of the underlying collateral.

     Real Estate Loans. The Bank's real estate loans consist of loans secured by commercial properties, loans secured by owner-occupied residences, home equity loans, and construction loans. As of December 31, 1995, the Bank's loan portfolio included $187.6 million in commercial real estate loans, $141.5 million in residential real estate loans, $46.2 million in home equity loans, and $27.9 million in construction loans.

     The majority of the Bank's commercial real estate loans are made to finance the development of residential projects. As such, commercial real estate loans are primarily secured by residential development tracts and, to a lesser extent, owner-occupied commercial and industrial buildings and warehouses. Commercial real estate loans also include multi family residential loans which are primarily secured by condominiums and, to a lesser extent, apartment buildings. The Bank does not emphasize loans secured by special purpose properties, such as hotels, motels, or restaurants.

     Although terms vary, commercial real estate loans generally have maturities of three years or less, amortization periods of 15 or 20 years, and interest rates which either float in accordance with a designated index or have fixed rates of interest. The Bank's adjustable-rate commercial real estate loans generally are indexed off of the Rockland base rate. Loan-to-value ratios on commercial real estate loans generally do not exceed 80% (70% for special purpose properties) of the appraised value of the property. In addition, as part of the criteria for underwriting permanent commercial real estate loans, the Bank generally imposes a debt service coverage ratio of not less than 120%. It is also the Bank policy to obtain personal guarantees from the principals of the borrower on commercial real estate loans and to obtain periodic financial statements from all commercial and multi-family borrowers on an annual basis and, in some cases, more frequently.

     Commercial real estate lending entails additional risks as compared to residential real estate lending. Commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers. Development of commercial real estate projects also may be subject to numerous land use and environmental issues. The payment experience on such loans is typically dependent on the successful operation of the real estate project which can be significantly impacted by supply and demand conditions in the market for commercial and retail space.

     Rockland originates both fixed-rate and adjustable-rate residential real estate loans. The Bank will lend up to 95% of the lesser of the appraised value of the property securing the loan or the purchase price, and generally requires borrowers to obtain private mortgage insurance when the amount of the loan exceeds 80% of the value of the property. The rates of these loans are typically competitive with market rates. As previously noted, the Bank's residential real estate loans are generally originated only under terms, conditions and documentation which permit sale in the secondary market.

     The Bank generally requires title insurance protecting the priority of its mortgage lien, as well as fire and extended coverage casualty insurance in order to protect the properties securing its residential and other real estate loans. Properties securing all of the Bank's real estate loans are appraised by independent appraisers.

     Home equity loans may be made as a term loan or under a revolving line of credit secured by a second mortgage on the borrower's residence. The Bank will originate home equity loans in an amount up to 80% of the appraised value or, without appraisal, up to 70% of the tax assessed value, whichever is lower, reduced for any loans outstanding secured by such collateral. As of December 31, 1995, there was $29.8 million in unused commitments under revolving home equity lines of credit.

     Construction loans are intended to finance the construction of residential and commercial properties, including loans for the acquisition and development of land. Construction loans generally have terms of six months to two years and do not provide for amortization of the loan balance during the term. The Bank's construction loans have floating rates of interest based upon the Rockland base rate or, in some cases, the Wall Street Journal prime rate.

     A significant portion of the Bank's construction lending has been related to one-to-four family residential development within the Bank's market area. The Bank typically has focused its construction lending on relatively small projects and the Bank has developed and maintains a relationship with a significant number of homebuilders in Plymouth, Norfolk, and Bristol Counties As of December 31, 1995, $11.8 million, or 42.2%, of total construction loans at such date were for the acquisition and development of onetofour family residential lots or the construction of onetofour family residences.

   The Bank evaluates the feasibility of construction projects based upon appraisals of the project performed by independent appraisers. In addition, the Bank may obtain architects' or engineers' estimations of the cost of construction. The Bank generally requires the borrower to fund at least 20% of the project costs and generally does not provide for an interest reserve in its construction loans. The Bank's construction loans generally do not exceed 80% of the lesser of the appraised value upon completion or the sales price. Land acquisition and development loans generally do not exceed the lesser of 70% of the appraised value (without improvements) or the purchase price. The Bank's loan policy requires that permanent mortgage financing be secured prior to extending any non-residential construction loans. In addition, the
Bank generally requires that the units securing its residential construction loans be pre-sold. Loan proceeds are disbursed in stages after inspections of the project indicate that the required work has been performed and that such disbursements are warranted.

     Construction loans are generally considered to present a higher degree of risk than permanent real estate loans. A borrower's ability to complete construction may be affected by a variety of factors such as adverse changes in interest rates and the borrower's ability to control costs and adhere to time schedules. The latter will depend upon the borrower's management capabilities, and may also be affected by strikes, adverse weather and other conditions beyond the borrower's control.

     Consumer Loans. The Bank makes loans for a wide variety of personal and consumer needs. Consumer loans primarily consist of instalment loans and cash reserve loans. As of December 31, 1995, $113.2 million, or 17.7%, of the Bank's gross loan portfolio consisted of consumer loans.

      The  Bank's  instalment  loans  consist  primarily of
automobile  loans,  which  amounted  to  $85.6  million at
December  31,  1995.  A substantial portion  of  the
Bank's automobile  loans are originated indirectly by a
network of over  95 new and used automobile dealers located within the Bank's market area.  Indirect automobile loans
accounted for approximately 75.6% and 74.6% of the Bank's
total instalment loan  originations during 1995 and 1994,
respectively.  The increase  in indirect automobile loan
originations  in 1995 and 1994 reflects the effect of a focused program undertaken by the Bank  to improve  business  relationships with
automobile   dealers  within  its  market  area. Although applications
for such loans are taken by employees  of  the dealer, the
loans  are  made  pursuant   to   Rockland's underwriting  standards
using Rockland's documentation, and all indirect loans must be approved by a Rockland loan officer. In addition to indirect automobile lending, the Bank also originates automobile loans directly.

     The maximum term for the Bank's automobile loans is 66
months  for a new car loan and 48 months with respect  to
a used  car  loan.   The Bank will lend  up  to  100%  of
the purchase price of a new automobile or, with respect to
used cars, up to 100% of the lesser of the purchase price
or  the National Automobile Dealer's Association book
value.   Loans on  new  automobiles are generally made
without recourse to the  dealer.   The Bank requires all
borrowers  to maintain automobile  insurance, including full collision, fire and theft, with a maximum allowable deductible and with the Bank listed as loss payee. The majority of the
Bank's loans on used automobiles are made with recourse to the dealer, who is required to pay off the loan balance upon the
Bank's repossession of the financed vehicle, provided that
the Bank delivers  the vehicle to the dealer within 120
days  of  the loan  due  date.   In addition, in order to
ameliorate the adverse effect on interest income caused by prepayments, all dealers are required to maintain a reserve, ranging from 0% to 3% of the outstanding balance, which is rebated to the customer on a pro-rata basis in the event of repayment prior to maturity.

     The  Bank's instalment loans also include loans
secured by deposit   accounts,  loans  to  purchase
motorcycles, recreational vehicles, motor homes, boats, or mobile homes. As  of  December  31,  1995,  instalment  loans
other  than automobile  loans  amounted  to  $16.1
million.   The  Bank generally  will  lend up to 100% of
the  purchase  price of vehicles  other than automobiles with
terms of up  to three years   for   motorcycles  and  up  to
fifteen years for recreational vehicles.

     Cash  reserve  loans  are made pursuant  to
previously approved  unsecured cash reserve lines of
credit.  The  rate on these loans  is  subject  to  change
due  to  market conditions.   As  of December 31, 1995, an additional
$13.9 million had been committed to but was unused under cash reserve lines of credit.

     Nonperforming Assets. The following table sets forth information regarding nonperforming assets held by the Bank at the dates indicated.

                                       December 31,
                      1995     1994       1993        1992      1991
Loans past
 due 90 days
 or more but
 still
 accruing            $553      $598      $1,042     $2,877     $5,059
Loans
 accounted
 for on a
 nonaccrual
 basis (1)          4,718      7,266     15,940     25,925     39,103
Total
 nonperforming
 loans              5,271      7,864     16,982     28,802     44,162
Other real
 estate owned         638      3,866      8,884     11,655     20,180
Loans held
 for sale             ---        ---        ---      4,257       ---
Total
 nonperforming
 assets            $5,909    $11,730    $25,866    $44,714    $63,342
Restructured
 loans             $2,629     $2,898     $4,202     $6,875       $727
Nonperforming
 loans as a
 percent of
 gross loans         0.83%      1.31%      3.45%       5.71%      7.45%
Nonperforming
 assets as a
 percent of
 total assets        0.60%      1.26%      3.12%       5.54%      7.60%




        (1) Includes $.6 million, $1.1 million, $1.4 million, $4.6 million, and $.7 million of restructured loans at December 31, 1995, 1994, 1993, 1992, and 1991, respectively, which were included in nonaccrual loans as of such dates.

     Gross  interest income that would have been  recognized
for   the  years  ended  December  31,  1995  and  1994   if
nonperforming  loans  at  the  respective  dates  had   been
performing   in   accordance  with  their   original   terms
approximated  $.4  million and $1.1  million,  respectively.
The actual amount of interest that was collected on these loans during those periods and included in interest income approximated $63,000 and $80,000, respectively. Through the Controlled Asset Department, the Bank strives to ensure that loans do not become nonperforming. In the case that they do, this department will restore nonperforming assets to performing status or, alternatively, dispose of such assets.
On occasion,  this  effort  may  require   the   restructure  of
loan  terms  for  certain nonperforming loans.  The  Bank works
closely   with independent real estate brokers throughout
its market area, and all of the Bank's other real estate owned is listed with brokers who are members of a multiple listing service.

       Reserve  for  Possible Loan Losses.   The  reserve
for possible   loan  losses  is  maintained  at  a  level
that management considers adequate to provide for
potential  loan losses based upon an evaluation of known
and inherent  risks in the  loan  portfolio.  The
reserve  is  increased   by provisions  for  possible loan
losses and by  recoveries of loans  previously charged-off
and reduced  by  loan charge offs.   Determining  an
appropriate level  of reserve  for possible  loan losses
necessarily involves a high degree  of judgment.   For
additional information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 8 hereof.

       The following table summarizes changes in the reserve for possible loan losses and other selected statistics for the periods presented.


                                      Year Ending December 31,
                                    1995         1994         1993
                                       (Dollars In Thousands)
Average loans, net of
 unearned discount                $612,481     $534,052     $494,288
Reserve for Possible loan
 losses, beginning of year         $13,719      $15,485      $15,971
Charged-off loans
 Commercial                          2,097        2,396        3,568
 Real estate - commercial              690          682        1,285
 Real estate - residential             558          618        1,107
 Real estate - construction             --           63          111
 Consumer - instalment                 273          188          587
 Consumer - other                      464          346          861
   Total charged-off loans           4,082        4,293        7,519
Recoveries on loans
 previously charged off
 Commercial                            436          890        1,232
 Real estate - commercial              665          425          191
 Real estate - residential               3            2           41
 Real estate - construction             --           --           20
 Consumer - instalment                 169          133          182
 Consumer - other                      178          276          292
   Total recoveries                  1,451        1,726        1,958
Net loans charged-off                2,631        2,567        5,561
Provision for loan losses            1,000          801        5,075
Reserve for possible loan
 losses, end of period             $12,088      $13,719      $15,485

Net loans charged-off as a
 percent of average loans,
 net of unearned discount             0.43%        0.48%        1.13%
Reserve for possible loan
 losses as a percent of
 loans, net of unearned
 discount                             1.92         2.32         3.18
Reserve for possible loan
 losses as a percent of
 nonperforming loans                229.29       174.45        91.18
Net loans charged-off as a
 percent of reserve for
 possible loan losses                21.77        18.71        35.91
Recoveries as a percent of
 charge-offs                         35.55        40.20        26.04




                                Year Ending December 31,
                                     1992        1991
                                 (Dollars In Thousands)
Average loans, net of
 unearned discount                $551,694     $688,127
Reserve for Possible loan
 losses, beginning of year         $16,165      $20,264
Charged-off loans
 Commercial                          6,150       12,385
 Real estate - commercial            1,786        2,479
 Real estate - residential             941        3,945
 Real estate - construction          1,180        2,951
 Consumer - instalment                 807        1,580
 Consumer - other                    1,962        5,001
   Total charged-off                12,826       28,341
Recoveries on loans
 previously charged off
 Commercial                            579          505
 Real estate - commercial                9           60
 Real estate - residential             128           30
 Real estate - construction            162           --
 Consumer - instalment                 183          149
 Consumer - other                      557          505
   Total recoveries                  1,618        1,249
Net loans charged-off               11,208       27,092
Provision for loan losses           11,014       22,993
Reserve for possible loan
 losses, end of period             $15,971      $16,165

Net loans charged-off as a
 percent of average loans,
 net of unearned discount             2.03%        3.94%
Reserve for possible loan
 losses as a percent of
 loans, net of unearned discount      3.20         2.77
Reserve for possible loan
 losses as a percent of
 nonperforming loans                 55.45        36.60
Net loans charged-off as a
 percent of reserve for
 possible loan losses                70.18       167.59
Recoveries as a percent of
 charge-offs                         12.62         4.40


       The reserve for possible loan losses is allocated to various loan categories as part of the Bank's process for evaluating the adequacy of the reserve for possible loan losses. The following table sets forth certain information concerning the allocation of the Bank's reserve for possible loan losses by loan categories at December 31, 1995. For information about the percent of loans in each category to total loans, see "Lending Activities - Loan Portfolio Composition and Maturity."




                                               Percent of
                                  Amount     Total Loans by
                                                Category
                                    (Dollars In Thousands)
Commercial Loans                  $4,139          3.40%
Real Estate Loans                  6,424          1.59%
Consumer Loans                     1,525          1.35%
 Total Loans                     $12,088          1.92%


       The  Bank  determines  the level  of  the  reserve
  for possible  loan  losses  based on a number  of
  factors.   An individual  analysis  of  all  commercial,
  commercial  real estate,  and  construction loans, as well as all  internally classified loans is conducted and
  reserves are assigned  for those  loans which are
  determined to have certain weaknesses which  make
  ultimate collectibility of both  principal  and interest
  uncertain.  A portion of the reserve is  allocated as   a
  general reserve for those loans which are not individually reviewed. In conjunction with its review, management  considers  both internal  and
  external  factors which  may  affect the adequacy of the
  reserve for  possible loan  losses.  Such factors may
  include, but are not limited to, industry trends, regional and national economic conditions, past estimates of possible loan losses as compared to actual losses, and historical loan losses. Management assesses the adequacy of the reserve for possible loan losses quarterly, and reviews its assessment with the Board of Directors. Management's
  assessment of the adequacy of   the  reserve  for
  possible loan losses is reviewed periodically by the Company's independent public accountants as well as by an independent third-party loan review consultant.

        As of December 31, 1995, the reserve for possible
  loan losses  totaled  $12.1  million.   Based  on  the
  processes described above, management believes that the level of the reserve for possible loan losses at
  December 31,  1995  is adequate.   A  review of the Bank's
  loan portfolio and its reserve for possible loan losses as of June 30, 1995 was also conducted by FDIC bank examiners. Notwithstanding the foregoing, since the level of the reserve is based on an estimate of future events, ultimate loan losses may vary from current estimates.


  Investment Activities

   The Bank's securities portfolio primarily consists of U.S. Treasury and U.S. Government Agency securities, mortgage-backed securities, and, to a lesser extent, securities issued by states, counties and municipalities. Most of these securities are A-rated (or equivalent) debt obligations with average lives of less than five years. Mortgage-backed securities entail a lesser degree of risk than loans made by the Bank by virtue of the guarantees that back them, require less capital under risk-based capital rules than non-insured or non-guaranteed mortgage loans, are more liquid than individual mortgage loans, and may be used to collateralize borrowings or other obligations of the Bank. However, these securities are subject to prepayment risk which could result in significantly less future income than would have been the case based on the contractual coupon rate and term. The Bank had no investments in marketable equity securities at December 31, 1995 or 1994, and presently has no intention to make investments in such securities.

     The Bank views its securities portfolio as a source
of income  and, with regard to maturing securities,
liquidity. Interest generated from securities also
provides a source of liquidity to fund loans and meet
short-term cash needs.  The Bank's  securities portfolio
is managed in  accordance  with the  Rockland Trust
Company Investment Policy adopted by the Board  of
Directors.  Investments may be made by the  Chief
Executive  Officer or the Chief Financial Officer  with
the approval  of  one  additional member of the
Asset/Liability Management  Committee, subject to limits
on the  type,  size and  quality of all investments, which
are specified in  the Investment  Policy.   The Bank's
Asset/Liability  Management Committee,  or  its designee,
is required  to  evaluate  any proposed   purchase   from
the   standpoint   of   overall diversification of the
portfolio.

     The investment portfolio includes securities which management intends to hold until maturity and securities available for sale. This classification of the securities portfolio is required by Statement of Financial Accounting Standards (SFAS) No. 115,
"Accounting For Certain Investments in Debt and Equity
Securities," which  the Bank adopted effective January 1, 1994.

      Securities held to maturity as of  December  31,
1995 are  carried  at their amortized cost of $226.9
million  and exclude  gross  unrealized gains of $2.1
million  and  gross unrealized   losses  of  $1.6
million.   A  year   earlier, securities   held   to
maturity  totaled  $256.8   million, excluding  gross
unrealized gains of $.8 million and gross unrealized losses of $17.7 million.

      Securities  available for sale  are  carried  at
fair market  value and unrealized gains and losses,  net
of  the related  tax effect, are recognized as a separate
component of   stockholders'  equity.   The  fair  market
value of securities available for sale at December 31, 1995 totaled $32.6 million, and net unrealized losses totaled $60,000. A year earlier, securities available for sale were $4.2 million, with net unrealized losses of $254,000. In the fourth quarter of 1995, the Bank transferred $28.6 million of securities from held to maturity status to available for sale in accordance with the "FASB Special Report, A Guide to the Implementation of SFAS No. 115."

     The following table sets forth the amortized cost and percentage distribution of securities held to maturity at the dates indicated. For additional information, see Note 3 to the Consolidated Financial
Statements included in Item  8 hereof.


                                          At December 31,
                            1995               1994             1993
                       Amount  Percent    Amount  Percent  Amount  Percent
                                      (Dollars in Thousands)
U.S. treasury
 and government
 agency securities    $73,484    32.4%   $70,904    27.6%  $80,303    30.1%
Mortgage-backed
 securities           128,361    56.6    157,197    61.2   153,517    57.6
Collateralized
 mortgage
 obligations           17,473     7.7     24,259     9.5    24,642     9.2
State, county,
 and municipal
 securities             6,578     2.9      3,425     1.3     7,067     2.7
Other
 investment             1,000     0.4      1,000     0.4     1,015     0.4
 securities
                     $226,896   100.0%  $256,785   100.0% $266,544   100.0%


    The following table sets forth the fair market value and percentage distribution of securities available for sale at the dates indicated. For additional information, see Note 3 to the Consolidated Financial Statements included in Item 8 hereof.


                                        At December 31,
                           1995               1994               1993
                      Amount  Percent    Amount  Percent     Amount  Percent
                                     (Dollars in Thousands)
Mortgage-backed
 securities          $29,676   91.0%      $4,250   100.0%       ---     ---
 securities
Collateralized
 mortgage
 obligations          $2,952    9.0%          ---     ---        ---     ---
                     $32,628  100.0%       $4,250   100.0%       ---     ---


   At December 31, 1995 and 1994, the Bank had no investment in obligations of individual states, counties or municipalities which exceeded 10% of stockholders' equity. In addition, there were no sales of securities in 1995, 1994, or 1993.


Sources of Funds

     Deposits.  Deposits obtained through Rockland's
branch banking network have traditionally been the
principal source of the Bank's funds for use in lending
and for other general business purposes. The Bank's has built a stable base of in market core deposits from the residents of and businesses located in Southeastern Massachusetts. The Bank does not solicit nor accept
brokered deposits.  Rockland  offers  a range   of  demand
deposits, NOW accounts, money market accounts, savings accounts and time certificates of deposit. Interest rates on deposits are based on factors which include loan demand, deposit maturities, and interest rates offered  by  competing financial institutions in the
Bank's market  area.  The Bank believes it has been able
to attract and  maintain satisfactory levels of deposits
based  on  the level   of  service  it  provides  to  its
customers, the convenience of its banking locations, and its interest rates which are generally competitive with those of competing financial institutions.

     Rockland's  branch  locations are supplemented  by
the Bank's  Trust/24  card which may be used to conduct
various banking  transactions at automated teller machines
("ATMs") maintained  at each of the Bank's full-service
offices  and three  additional locations.  The Trust/24
card also  allows customers access to the "NYCE" regional
ATM network, as well as  the  "Cirrus"  nationwide ATM
network.   These  networks provide  the Bank's customers
with access to their accounts through ATMs located throughout Massachusetts, the United States, and the world.

     The following table sets forth the average balances of the Bank's deposits for the periods indicated.


                                      Year Ended December 31,
                            1995                1994               1993
                       Amount   Percent    Amount  Percent    Amount  Percent
Demand deposits      $153,142    18.7%   $141,533    18.5%   $121,057  16.9%
Savings and
 NOW accounts         261,302    32.0%    290,719    37.9%    277,633  38.8%
Money Market
 and Super Now
 accounts             110,431    13.5%    119,347    15.6%    104,723  14.6%
Time deposits         292,206    35.8%    214,780    28.0%    212,488  29.7%
Total                $817,081   100.0%   $766,379   100.0%   $715,901 100.0%


    The   Bank's  interest-bearing  time  certificates   of
deposit of $100,000 or more totaled $30.1 million at December 31, 1995. The maturity of these certificates is as follows: $10.3 million within three months; $14.2 million over three through 12 months; and $5.6 million thereafter.

     Borrowings.   Borrowings  consist  of  short-term   and
intermediate-term   obligations.    Short-term    borrowings
consist  primarily of federal funds purchased,  assets  sold under  repurchase  agreements, and  treasury  tax  and  loan notes.  The Bank has established two unsecured federal funds
lines  totaling  $18 million with Boston-based  banks.   The
Bank also obtains funds under repurchase agreements. In a repurchase agreement transaction, the Bank will generally sell a security agreeing to repurchase either the same or
a substantially identical security on a specified  later
date at  a price slightly greater than the original sales price.
The  difference in the sale price and purchase price is
the cost  of  the  proceeds.   The  securities  underlying
the agreements  are  delivered to the dealer  who  arranges
the transactions  as  security  for the  repurchase
obligation. Payments  on  such borrowings are interest
only  until  the scheduled repurchase date, which
generally occurs  within  a period  of 30 days or less.
Repurchase agreements represent a  non-deposit  funding
source for the Bank.   However,  the Bank  is subject to
the risk that the lender may default at maturity  and  not
return  the  collateral.   In  order to minimize  this
potential risk, the Bank only deals with established investment brokerage firms when entering into these transactions. The Bank has repurchase agreements with four major brokerage firms. At December 31, 1995, the Bank had no outstanding balances under the repurchase agreement lines, while at December 31, 1994, the Bank had $25.4 million in outstanding repurchase agreements.

     In  July  1994, Rockland became a member of the Federal Home
Loan  Bank  ("FHLB")  of Boston.   Among the many
advantages of this membership, this affiliation provides
the Bank  with access to approximately $300 million of
short-to medium  term  borrowing capacity as of  December
31,  1995, based on  the Bank's assets at that time.  At December
31, 1995,   the  Bank  had  $20  million  outstanding  in
FHLB borrowings with initial maturities ranging from 12 to 18 months.

     While the Bank has not traditionally placed significant reliance on borrowings as a source of liquidity, it established the borrowing arrangements described above in order to provide management with greater flexibility in overall funds management.

      The  Company's borrowings at December  31,  1995
also include $4.8 million of subordinated capital notes
privately issued  by Rockland in 1986 and 1988, and by the
Company in 1986.   Substantially  all  of the  outstanding
notes have interest  rates  which range from 9.50% to  10.00%
and are payable  in full at their maturity in 1996.  The
notes  are subordinated  to  all  other  indebtedness  of
the   Bank, including deposit accounts.  At December 31,
1995, none of these notes were included in the Bank's or the Company's Tier 2 capital for purposes of the FDIC's risk-based capital requirements.

       Management  believes  that  the  Bank  has adequate
liquidity  available to respond to current  and anticipated
liquidity  demands.   See Notes 3 and  6  of the  Notes to
Consolidated Financial Statements, included in Item 8 hereof.

     The following table sets forth the Bank's borrowings at the dates indicated.

                                      At December 31,
                                 1995       1994      1993
                                      (in Thousands)
Federal funds
 purchased                     $4,060     $1,165    $1,625
Assets sold under
 repurchase agreements            ---     25,420    10,303
Treasury tax and loan
 notes                          4,031      3,802     6,950
Federal Home Loan Bank
 borrowings                    20,000     25,000       ---
Subordinated capital
  notes                         4,843      4,965     4,965
                              $32,934    $60,352   $23,843

     The following table presents certain information regarding the Bank's short-term borrowings at the dates and for the periods indicated.

                             At or For the Year Ended December 31,
                                 1995        1994        1993
                                   (Dollars in Thousands)
Balance outstanding at
 end of year                   $8,091     $30,387      $18,878
Average daily balance
 outstanding                   18,995      18,034        5,284
Maximum balance
 outstanding at any
 month-end                     63,988      30,387       20,062
Weighted average
 interest rate for the
 year                            5.74%       4.03%        2.86%
Weighted average
 interest rate at end
 of year                         4.36%       5.74%        2.74%


Trust and Financial Services

     Rockland's Trust and Financial Services Division
offers a  variety  of  trust  and  financial  services.
Financial services,  including  assistance  with
investments,  estate planning, custody services, employee
benefit plans, and  tax planning,  are provided primarily
to individuals  and  small businesses   located  in
Southeastern  Massachusetts.    In addition,  the  Bank
acts as executor or  administrator  of estates and as
trustee for various types of trusts.   As  of December 31,
1995, the Trust and Financial Services Division maintained approximately 1,500 trust/fiduciary accounts, with an aggregate market value of over $400 million on that date.
Income from the Trust and Financial Services Division amounted to $2.4 million, $2.2 million, and $2.2 million for 1995, 1994, and 1993, respectively.

     Accounts maintained by the Trust and Financial
Services Division  consist  of "managed" and "non-managed"
accounts. "Managed  accounts"  are those accounts  under
custody  for which  Rockland  has  responsibility for
administration  and investment  management  and/or
investment  advice.    "Non managed" accounts are those
accounts for which Rockland acts as  a custodian.  The
Bank receives fees dependent upon the level and type of service(s) provided.

     The administration of trust and fiduciary accounts is monitored by the Trust Committee of the Bank's Board of Directors. The Trust Committee has delegated administrative responsibilities to two committees - one for investments and one for administration - comprised of Trust and Financial Services Division officers who meet no less than monthly.


Regulation

     The  Company  - General.  The Company, as  a
federally registered   bank holding company, is subject to
regulation and  supervision by the Federal Reserve Board
(the  "Federal Reserve").   The  Company  is required  to
file an annual report of its operations with, and is subject to examination by, the Federal Reserve.

      BHCA  -  Activities and Other Limitations.   The BHCA
prohibits a bank holding company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank, or increasing such ownership or control of any bank, without prior approval of the Federal Reserve. No approval under the BHCA is required, however, for a bank holding company already owning or controlling 50% of the voting shares of a bank to acquire additional shares of such bank.

     The  BHCA  also prohibits a bank holding company
from, with  certain  exceptions, acquiring more  than  5%
of  the voting  shares  of any company that is not a bank
and  from engaging  in any business other than banking or
managing  or controlling banks.  Under the BHCA, the
Federal  Reserve  is authorized  to  approve the ownership
of shares  by  a  bank holding company in any company, the
activities of which  the Federal  Reserve has determined
to be so closely related  to banking  or  to managing or
controlling banks  as  to  be  a proper incident thereto.
In making such determination,  the Federal Reserve is
required to weigh the expected benefit to the
public,   such   as  greater  convenience, increased
competition or gains in efficiency, against the possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices.

     The Federal Reserve has, by regulation, determined that certain activities are closely related to banking within the meaning of the BHCA. These activities include operating a mortgage company, finance company, credit card company, factoring company, trust company or savings association; performing certain data processing operations; providing limited securities brokerage services; acting as an investment or financial adviser;
acting as an insurance agent for certain types of credit-related insurance; leasing personal property on a full-payout, nonoperating basis; providing tax planning and preparation services; operating a collection agency; and providing certain courier services. The Federal Reserve also has determined that certain other activities, including real estate brokerage and syndication, land development, property management and underwriting of life insurance not related to credit transactions are not closely related to banking and are not a proper incident thereto.

     Interstate Banking Legislation.  On September 24,
1994, President Clinton signed, and as of September 29,
1995, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act") became effective. The Interstate Act facilitates interstate branching by permitting (i) bank holding companies that are adequately capitalized and adequately managed to acquire banks outside their home states regardless of whether such acquisitions are permissible under the laws of the target bank's home state; (ii) commencing June 1, 1997, interstate bank mergers regardless of state law, unless a state specifically "opts out" or "opts in" after
September 29, 1994 and prior to June 1,  1997;  (iii)
banks  to establish  new  branches  on  an interstate
basis  provided the  state  of  the  new  branch
specifically  permits such activity; (iv) foreign  banks
to establish,   with  regulatory  approval,  foreign
branches outside their home state to the same extent as if they were national or state banks; and (v) affiliates of banks in different states to receive deposits, renew time deposits, close loans, service loans, and receive loan payments on loans and other obligations as agents for each other.

      Capital Requirements.  The Federal Reserve has
adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the BHCA. The Federal
Reserve's capital adequacy guidelines which generally require bank holding companies to maintain total capital equal to 8% of total risk-adjusted assets, with at least one-half of that amount consisting of Tier 1, or core, capital and up to one-half of that amount
consisting  of  Tier 2, or supplementary, capital.   Tier
1 capital for bank holding companies generally consists of the sum of common stockholders' equity and perpetual preferred stock (subject in the case of the latter to limitations on the kind and amount of such stocks which may be included as Tier 1 capital), less goodwill and other intangible assets required to be deducted from
capital.   Tier  2  capital generally  consists of hybrid
capital instruments: perpetual preferred stock which is
not eligible to be included as Tier 1 capital; term subordinated debt and intermediate-term preferred stock; and, subject to limitations,  the  reserve for
loan  losses.  Assets are adjusted under the risk-based
guidelines    to   take   into   account   different
risk characteristics, with the categories ranging from 0% (requiring no additional capital) for assets such as cash to 100% for the majority of assets which are typically held by a bank holding company, including commercial real estate loans, commercial loans and consumer loans. Single family residential first mortgage loans which are not 90 days or more past due or nonperforming and which have been made in accordance with prudent underwriting standards are assigned a 50% level in the risk-weighting system, as are certain privately-issued mortgage-backed securities representing indirect ownership of such loans and certain multi-family housing loans. Off-balance sheet items also are adjusted to take into account certain risk characteristics.

     In addition to the risk-based capital requirements,
the Federal  Reserve requires bank holding companies to
maintain a  minimum leverage capital ratio of Tier 1
capital to total assets  of 3.0%.  Total assets for this
purpose  does  not include   goodwill  and  any  other
intangible assets or investments that the Federal Reserve determines should be deducted from Tier 1 capital. The
Federal Reserve has announced that the 3.0% Tier 1 leverage capital ratio requirement is the minimum for the top-rated bank holding companies without any supervisory, financial or operational weaknesses or deficiencies or those which are not experiencing or anticipating significant growth. Other bank holding companies (including the Company) will be expected to maintain Tier 1 leverage capital ratios of at least 4.0% to 5.0% or more, depending on their overall condition.

     The  Company currently is in compliance with the
above described regulatory capital requirements.  At
December  31, 1995, the Company had Tier 1 capital and
total capital equal to 10.90%  and  12.15%  of  total
risk-adjusted   assets, respectively, and Tier 1 leverage
capital equal to 7.37 % of total assets. As of such date, Rockland complied with the applicable federal regulatory capital requirements, with Tier 1 capital and total capital equal to 10.54% and 11.79% of total risk-adjusted assets, respectively, and Tier 1 leverage capital equal to 7.12% of total assets.

     Commitments to Affiliated Institutions.  Under
Federal Reserve policy, the Company is expected to act as a source of financial strength to Rockland and to commit resources to support Rockland in circumstances when it might not do so absent such policy.

      Limitations  on  Acquisitions of  Common  Stock.
The federal  Change  in  Bank Control Act ("CBCA")
prohibits a person or group of persons from acquiring "control" of a bank holding company or bank unless the appropriate federal bank regulator has been given 60 days prior written notice of such proposed acquisition and within that time period such regulator has not issued a notice disapproving the proposed acquisition or extending for up to another 30 days the period during which such a disapproval may be issued. An acquisition may be made prior to expiration of the disapproval period if such regulator issues written notice of its intent not to disapprove
the  action.   Under  a rebuttable   presumption
established   under   the    CBCA regulations, the
acquisition of 10% or more of a class of voting stock of a bank holding company or a FDIC-insured bank, with a class of securities registered under or subject to the requirements of Section 12 of the Securities Exchange Act of 1934 would, under the circumstances set forth in the presumption, constitute the acquisition of control.

     In addition, any "company" would be required to obtain the approval of the Federal Reserve under the BHCA before acquiring 25% (5% in the case of an acquirer that is a bank holding company) or more of the outstanding common stock of, or such lesser number of shares as constitute control over, the Company. Such approval would be contingent upon, among other things, the acquirer registering as a bank holding company, divesting all impermissible holdings and ceasing any activities not permissible for a bank holding company.

     Massachusetts Law. Massachusetts law requires all bank holding companies (those companies which control, own, or have the power to vote 25% or more of the stock of each of two or more banks) to receive prior written approval of the Massachusetts Board of Bank Incorporation to, among other things, acquire all or substantially all of the assets of a banking institution located within the Commonwealth of Massachusetts or to merge or consolidate with a Massachusetts bank holding company. The Company owns no voting stock in any banking institution other than Rockland. In addition, prior approval of the Board of Bank Incorporation is required before any bank holding company owning 25% or more of the stock of two banking institutions may acquire additional voting stock in those banking institutions equal to 5% or more. Generally, no approval to acquire a banking institution, acquire additional shares in an institution, acquire substantially all the assets of a banking institution or merge or consolidate with another bank holding company may be given if, as a result, the bank holding company would control in excess of 25% of the total deposits of all state and federally chartered banks in Massachusetts. Similarly, no bank which is not a member of the Federal Reserve can merge or consolidate with any other insured depository institution or, either directly or indirectly, acquire the assets of or assume the liability to pay any deposits made in any other depository institution except with the prior written approval of the FDIC.

     A  bank holding company whose principal operations
are located  in another state may acquire more than  5%
of  the voting  stock of a Massachusetts bank holding
company (with the prior written approval of the Massachusetts Board of Bank Incorporation) only if such state has enacted a similar banking law which is
deemed by the  Commissioner  to  be reciprocal   for
Massachusetts  bank  holding   companies. Presently  all
of the New England states have adopted legislation permitting interstate acquisitions among New England
states with reciprocal legislation.   In  addition, the
so-called  Massachusetts Nationwide Interstate  Banking
Act,  passed  in  June  1990, permits nationwide
interstate banking   within   certain   restrictions,
with and by Massachusetts bank holding companies, through ownership of or by bank holding companies the principal offices of which are in a state or jurisdiction outside of Massachusetts. Massachusetts currently has legislation pending which would result in the Commonwealth's
"opting in" to the interstate branching provisions of the Interstate Act.

      Before  the  Massachusetts Board of Bank
Incorporation may grant approval with respect to the foregoing matters, it must make a determination that the proposed transaction will not unreasonably affect competition among banking institutions, that the public convenience and advantage will be promoted and it must receive notice from the Massachusetts Housing Partnership Fund that arrangements satisfactory to the Fund have been made for the acquiring bank holding company to make .9% of its assets available for a period of ten years for financing, down payment assistance, share loans, closing costs and other costs related to programs promoted by that Fund, including those related to creating affordable rental housing, limited equity cooperatives, and tenant management programs.

     Subsidiary Bank - General. Rockland is subject to extensive regulation and examination by the Commissioner and by the FDIC, which insures its deposits to the maximum extent permitted by law, and to certain requirements established by the Federal Reserve. The federal and state laws and regulations which are applicable to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for certain loans. The laws and regulations governing Rockland generally have been promulgated to protect depositors and not for the purpose of protecting stockholders.

     Deposit  Insurance Premiums.  Rockland  currently
pays deposit  insurance premiums to the FDIC based on  a
single, uniform assessment rate established by the FDIC
for all BIF member  institutions.  The lowest assessment
rate  which  is presently  applicable to BIF-member
institutions amounts  to .04%  of insured deposits per
annum. Under the FDIC's  risk based assessment system,
institutions are assigned to one of three capital groups
which assignment is based solely on the level  of  an
institution's capital - "well capitalized,  " "adequately
capitalized," and "undercapitalized" - which are defined
in the same manner as the regulations establishing the  prompt corrective action system under Section 38 of the Federal
Deposit Insurance Act ("FDIA"), as discussed  below. These
three  groups are then divided into  three  subgroups
which  reflect  varying levels of supervisory concern,
from those which are considered to be healthy to those
which  are considered  to be of substantial supervisory
concern.  The matrix   so   created  results  in  nine   assessment
risk classifications,  with  rates ranging  from  .04%  for
well capitalized,    healthy    institutions    to    .31%
for undercapitalized  institutions with substantial
supervisory concerns.  Rockland is presently "well
capitalized" and  its premium as of January 1, 1996 has
been established at  .04%. Due to the strength of the
financial institutions insured by the  BIF and the
resultant level of the insurance fund,  the FDIC gave a
refund to BIF insured banks in the third quarter of  1995
and excused the premium payment for the first two quarters of 1996.

     The Bank acquired the deposits of three branches of a failed savings and loan association in 1994. These deposits, which amount to approximately $21 million, are insured by the SAIF. Due to the financial condition of financial institutions insured by SAIF and the level of that insurance fund, the premiums remain higher than BIF insured deposits. The Bank currently pays a rate of .23% of these insured deposits per annum.

     Capital Requirements.   The FDIC has promulgated
regulations and adopted a statement of policy regarding
the capital  adequacy  of  state-chartered banks  which,
like Rockland,  are  not members of the Federal  Reserve
System. These     requirements  are  substantially similar
to those adopted by the Federal Reserve regarding bank holding companies, as described above.

     The FDIC's capital regulations establish a minimum
3.0% Tier 1 leverage capital requirement for the most highly rated state-chartered, nonmember banks, with an additional cushion of at least 100 to 200 basis points for all other state-chartered, nonmember banks, which effectively will increase the minimum Tier 1 leverage capital ratio for such banks to
4.0%  or  5.0%  or  more.   Under  the   FDIC's
regulations, the highest-rated banks are those that the
FDIC determines are not anticipating or experiencing significant growth and have well diversified risk, including  no  undue interest  rate risk exposure,
excellent asset quality,  high liquidity, good earnings
and in general which are considered strong banking organizations, rated composite 1 under the Uniform Financial Institutions Rating System. A bank having less than the minimum leverage capital requirement shall, within 45 days of the date as of which it receives notice
or is deemed to have notice that it is undercapitalized, submit to its FDIC regional director for review and approval a written capital restoration plan describing the  means  and timing  by which the bank shall achieve
its minimum leverage capital requirement. A bank which fails to file such plan with the FDIC is deemed to be operating in an unsafe and unsound manner, and could subject the bank to a cease and desist order from the FDIC. The FDIC's regulations also provide that any insured depository institution with a ratio of Tier 1 capital to total assets that is less than 2.0% is deemed to  be  operating in an unsafe or unsound  condition
pursuant to Section 8(a) of the FDIA and is subject to potential termination of deposit insurance. However, such an institution will not be subject to an enforcement proceeding thereunder solely on account of its capital ratios if it has entered into and is in compliance with a written agreement with the FDIC to increase its Tier 1 leverage capital ratio to such level  as  the  FDIC  deems appropriate  and  to  take
such other action as may be necessary for the institution to be operated in a safe and sound manner.
The FDIC capital regulation  also  provides for,  among
other things, the issuance by the FDIC  or  its
designee(s)  of a capital directive, which is a final
order issued  to a bank that fails to maintain minimum
capital  to restore   its  capital  to  the  minimum leverage
capital requirement within a specified time period. Such directive is enforceable in the same manner as a final cease and desist order.

     Pursuant to the requirements of the FDIA, each
federal banking  agency has adopted or proposed
regulations relating to  its  review  of and revisions to
its risk-based  capital standards  for  insured
institutions to  ensure  that  those standards  take
adequate  account  of  interest-rate  risk, concentration
of  credit  risk  and  the  risks   of   non traditional
activities, as well as to reflect the actual performance and expected risk of loss on multi-family residential loans.

      Prompt  Corrective Action.  Under Section  38  of the
FDIA, as amended   by  the  Federal  Deposit   Insurance
Corporation Improvement Act ("FDICIA"), each federal
banking agency  has  broad  powers to implement a system
of prompt corrective action to resolve problems of institutions which it regulates which are not adequately capitalized. Under FDICIA, a bank shall be deemed to be (i) "well capitalized" if it has total risk-based capital of 10.0% or more, has a Tier 1 risk-based capital ratio of 6.0% or more, has a Tier 1 leverage capital ratio of 5.0% or more and is not subject to any written capital order or directive; (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more, a Tier 1 leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized"; (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, or a Tier 1 risk-based capital ratio that is less than 4.0% or a Tier 1 leverage capital ratio of less than 4.0% (3.0% under certain circumstances); (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, or a Tier 1 risk-based capital ratio that is less than 3.0%, or a Tier 1 leverage capital ratio
that is less   than   3.0%;   and   (v) "critically
undercapitalized"  if it has a ratio of tangible  equity
to total assets that is equal to or less than 2.0%. FDICIA also specifies circumstances under which a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized
institution  as  critically undercapitalized).   As of
December 31, 1995, Rockland was deemed a "well-capitalized institution" for this purpose.

     Brokered  Deposits.   FDICIA  restricts  the   use of
brokered deposits by certain depository institutions.
Well capitalized insured depository institutions may
solicit and accept, renew or roll over any brokered deposit
deposit without restriction.   Adequately  capitalized  insured
depository institutions may not accept, renew or roll over
any brokered deposit  unless  they have applied for and
been  granted  a waiver  of  this  prohibition by the
FDIC.  Undercapitalized insured depository institutions
may not (i) accept, renew or roll  over any brokered
deposit or (ii) solicit deposits  by offering  an
effective yield that exceeds by more  than  75 basis
points  the  prevailing effective yields  on  insured
deposits of comparable maturity in such institution's
normal market area or in the market area in which such
deposits are being solicited.   While Rockland can  solicit
and accept brokered deposits, the Bank historically has not relied upon brokered deposits as a source of funding and, at December 31, 1995, the Bank did not have any brokered deposits. See "Sources of Funds - Deposits. "

      Safety  and  Soundness.   In August,  1995,  the
FDIC adopted regulations pursuant to FDICIA relating to
operational  and  managerial safety and soundness
standards for  financial  institutions relating to
internal  controls, information   systems  and  internal
audit  systems,   loan documentation, credit underwriting,
interest rate exposure, asset growth and compensation, fees, and benefits. The standards are to serve as guidelines for institutions to help identify potential safety and soundness concerns. If an institution fails to meet any safety and soundness standard, the FDIC may require it to submit a written safety and soundness compliance plan within thirty (30) days following a request therefor, and if it fails to do so or fails to correct safety and soundness deficiencies, the FDIC may take administrative enforcement action against the institution, including assessing civil money penalties, issuing supervisory orders and other available remedies.

       Miscellaneous.   Rockland  is  subject   to
certain restrictions on loans to the Company, on
investments in  the stock or securities thereof, on the
taking of such stock  or securities as collateral for
loans to any borrower,  and  on the issuance of a
guarantee or letter of credit on behalf of the
Company.    Rockland  also  is  subject   to   certain
restrictions on most types of transactions with the
Company, requiring   that   the   terms  of  such
transactions be substantially equivalent to terms of similar transactions with non-affiliated firms. In addition under state law, there are certain conditions for and restrictions on the distribution of dividends to the Company by Rockland.

     In addition to the laws and regulations discussed above, regulations have been promulgated under FDICIA which increase the requirements for independent audits, set standards for real estate lending and increase lending restrictions with respect to bank officers and directors. FDICIA also contains provisions which amend various consumer banking laws, limit the ability of "undercapitalized banks" to borrow from the Federal
Reserve Board's discount window, and require regulators to perform annual on-site bank examinations.

     Regulatory   Enforcement  Authority.    The Financial
Institutions Reform, Recovery, and Enforcement Act of
1989 ("FIRREA") included substantial enhancement to the
enforcement  powers available to federal banking
regulators, This enforcement authority includes, among
other things, the ability to assess civil money penalties,
to issue cease  and desist  or removal orders and to
initiate injunctive actions against  banking
organizations  and  institution-affiliated
parties, as defined.  In general, these enforcement
actions may  be initiated for violations of laws and
regulations and unsafe or unsound practices.  Other
actions or inactions may provide   the   basis  for
enforcement  action,   including misleading   or  untimely
reports  filed  with   regulatory authorities.  FIRREA
significantly increased the amount of and grounds for civil money penalties and requires, except under certain circumstances, public disclosure of final enforcement actions by the federal banking agencies.

     The foregoing references to laws and regulations which are applicable to the Company and Rockland are brief summaries thereof which do not purport to be complete and which are qualified in their entirety by reference to such laws and regulations.

     Federal Taxation.  The Company and its subsidiaries
are subject  to those rules of federal income taxation
generally applicable  to corporations under the Internal
Revenue  Code (the  "Code").  The Company and its
subsidiaries, as members of an affiliated group of
corporations within the meaning of Section 1504 of the
Code, file a consolidated federal income tax return, which
has the effect of eliminating or deferring the   tax
consequences  of  inter-company   distributions, including
dividends, in the computation of consolidated taxable income.

     State   Taxation.  The  Commonwealth  of
Massachusetts imposes a tax on the Massachusetts net
income of banks at  a rate  of  12.13% as of December 31,
1995.  As  a  result  of legislation  in  1995,  the state
tax  rate  for  financial institutions   and  their related
corporations will be gradually reduced to 10.5% by January 1, 1999. In addition, the Company is subject to an excise tax
at the rate of .26% of its  net   worth.   The  Bank's
security corporation subsidiary will, for state tax purposes, continue to be taxed at a rate of 1.32% of its gross income. Massachusetts net income for banks is generally similar to federal taxable income except deductions with respect to the following items are  generally  not  allowed: (i)
dividends  received,  (ii) losses sustained in other
taxable years, and (iii) income or franchise  taxes
imposed by other states.   The  Company  is permitted  to
carry a percentage of its losses forward for not more than five years, while Rockland is not permitted to carry its losses forward or back for Massachusetts tax purposes.

     For additional information, see Note 8 of the Notes to Consolidated Financial Statements included in Item 8 hereof.



Item 2.     Properties

     At  February 29, 1996,  the Bank conducted its
business from  its headquarters and main office at 288
Union  Street, Rockland, Massachusetts, and 32 other
branch offices located in Southeastern Massachusetts in Plymouth County, Bristol County and Norfolk County. In addition to its main office, the Bank owns four of its branch offices and leases the remaining 28 offices.
Of the branch  offices  which  are leased by the Bank, 16
have remaining lease terms, including options  renewable
at the Bank's option, of five years or less, nine have remaining lease terms of greater than five years and less than 10 years, and three have remaining lease terms  of
10  years or more.  The Bank's  aggregate  rental expense
under such leases was $1.6 million in 1995.  Certain of
the Bank's branch offices are leased from companies with
whom  directors  of  the Company are affiliated.   The
Bank leases space for its Trust and Financial Services Division in a building in Hanover, Massachusetts developed by a joint venture consisting of the Bank and A. W. Perry, Inc., and  a building in Attleboro.  It also leases office space
in two buildings in Rockland, Massachusetts for administrative purposes as well as space in four additional facilities used as lending centers. At December 31,
1995,  the  net  book value  of  the  property and
leasehold improvements  of  the offices  of  the Bank
amounted to $4.9 million.  The  Bank's properties which are
not leased are owned free and clear of any mortgages. The Bank believes that all of its properties are well maintained and are suitable for their  respective present
needs  and operations.  For additional  information
regarding the Bank's lease obligations, see Note 12  to
the Consolidated  Financial  Statements,  included  in
Item   8 hereof.


Item 3.   Legal Proceedings

     The  Company  is involved in routine legal
proceedings which  arise in the ordinary course of
business.  Management has  reviewed these actions with
legal counsel and has taken into consideration the view of
counsel as to the outcome  of the   litigation.   In  the
opinion of management, final disposition of these lawsuits is not expected to have a material adverse effect on the Company's financial position or results of operation.


Item  4.    Submission of Matters to a Vote of Security Holders

     Not applicable



PART II


Item  5.  Market for Registrant's Common Equity and Related Stockholder
          Matters

     The information required herein is incorporated by reference from page 40 of the Company's 1995 Annual Report to Stockholders ("Annual Report"), which is included herein as Exhibit 13.


Item 6.   Selected Financial Data
     The information required herein is incorporated by reference from page 5 of the Annual Report.


Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

     The information required herein is incorporated by reference from pages 6 through 19 of the Annual Report.


Item  8.  Financial Statements and Supplementary Data

     The financial statements and supplementary data required herein are incorporated by reference from pages 20 through 37 of the Annual Report.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None



PART III


Item 10.  Directors and Executive Officers of the Registrant

     The information required herein is incorporated by reference from the Company's definitive proxy statement (the "Proxy Statement") relating to its 1996 Annual Meeting of Stockholders filed with the Commission on March 25,1996.


Item 11.  Executive Compensation

    The information required herein is incorporated by reference from the Proxy Statement.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

    The information required herein is incorporated by reference from the Proxy Statement.


Item 13.  Certain Relationships and Related Transactions

    The information required herein is incorporated by reference from the Proxy Statement.



PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
     (a)(1) The following financial statements are incorporated herein by reference from pages 20 through 37 of the Annual Report.

     Report of Independent Public Accountants

     Consolidated balance sheets as of December 31, 1995 and 1994

     Consolidated statements of income for each of the years in the three year period ended December 31, 1995

     Consolidated statements of cash flows for each of the years in the three year period ended December 31, 1995

     Notes to Consolidated Financial Statements

    (a)(2)  There are no financial statement schedules filed herewith.
     All information required by financial statement schedules is disclosed in Notes to Consolidated Financial Statements or is not applicable to the Company.

     (a)(3)  The following exhibits are filed as part of this report.

                                  EXHIBIT INDEX
           No.      Exhibit                                      Page
          3.(i)     Restated Articles of Organization, as         (5)
                       amended to date

          3.(ii)    Bylaws of the Company, as amended             (1)
                       to date

          4.1       Specimen Common Stock Certificate             (4)

          4.2       Specimen Preferred Stock Purchase             (2)
                       Rights Certificate

          4.3       Amended and Restated Independent              (6)
                       Bank Corp. 1987 Incentive Stock
                       Option Plan ("Stock Option Plan").
                       (Management contract under Item
                       601(10)(iii)(A).

         10.1      Second amended and Restated                   E -37
                      Employment Agreement between the
                      Company, Rockland and Douglas H.
                      Philipsen, dated February 21, 1996
                      ("Philipsen Employment Agreement").
                      (Management contract under Item
                      601(10)(iii)(A).

          10.2      Second amended and Restated                  E - 57
                      Employment Agreement between Rockland
                      Trust Company and Richard F. Driscoll,
                      dated January 19, 1996 (the "Driscoll
                      Agreement"). Employment Agreements
                      between Rockland and Richard J.
                      Seaman, Ferdinand T. Kelley, S. Lee
                      Miller, and Raymond G. Fuerschbach
                      are substantially similar to the
                      Driscoll agreement. (Management
                      contract under Item 601(10)(iii)(A)

        10.3      Rockland Trust Company Deferred                 (3)
                     Compensation Plan for Directors, as
                     Amended and Restated dated September
                     1992.  (Management contract under Item
                     601(10)(iii)(A)

        10.4      Stockholders Rights Agreement, dated            (2)
                       January 24, 1991, between the Company
                       and Rockland, as Rights Agent

        10.5      Master Securities Repurchase                    (3)
                           Agreement

        13        Annual Report to Stockholders                  E - 76

        21        Subsidiaries of the Registrant                  (3)

        23        Consent of Independent Public                  E- 120
                     Accountants


Footnotes:

     (1) Incorporated by reference from the Company's report on Form 10-K for the year ended December 31, 1990.

     (2)  Exhibit is incorporated by reference to the Form 8-A
          Registration   Statement (No. 0-19264) filed by the
          Company.

     (3)  Exhibit is incorporated by reference to the Form S-1
          Registration   Statement (No. 33-52216) filed by the
          Company.

     (4)  Incorporated by reference from the Company's report
          on Form 10-K   for the year ended December 31, 1992.

     (5)  Incorporated by reference from the Company's report
          on Form 10-K   for the year ended December 31, 1993.

     (6)  Incorporated by reference from the Company's report
          on Form 10-K   for the year ended December 31, 1994.


          (b) There were no reports on Form 8-K filed by the Company during the three months ended
               December 31, 1995.

          (c)  See (a)(3) above for all exhibits filed
               herewith and the Exhibit Index.

          (d) All schedules are omitted as the required information is not applicable or the information is presented in the Consolidated Financial
               Statements or related notes.




                      SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    INDEPENDENT BANK CORP.
Date:  March 14, 1996              /s/ John F. Spence, Jr.
                                   John F. Spence, Jr.
                                   Chairman of the Board and Chief
                                   Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the followings persons on behalf of the Registrant and in the capacities and on the dates indicated. Each person whose signature appears below hereby makes, constitutes and appoints Douglas H. Philipsen, John F. Spence, Jr., Richard Seaman and each of them acting individually, his true and lawful attorneys, with full power to sign for such person and in such person's name and capacity indicated below any and all amendments to this Form 10-K, hereby ratifying and confirming such person's signature as it may be signed by said attorneys to any and all amendments.


/s/  Richard S. Anderson                 Date: March 14, 1996
Richard S. Anderson
Director

/s/  Donald K. Atkins                    Date: March 14, 1996
Donald K. Atkins
Director

/s/  W. Paul Clark                       Date: March 14, 1996
W. Paul Clark
Director

/s/  Robert  L. Cushing                  Date: March 14, 1996
Robert L. Cushing
Director

/s/  Benjamin A. Gilmore, II             Date: March 14, 1996
Benjamin A. Gilmore, II
Director

/s/ James T. Jones                       Date: March 14, 1996
James T. Jones
Director

/s/ Lawrence M. Levinson                 Date: March 14, 1996
Lawrence M. Levinson
Director

/s/ Douglas H. Philipsen                 Date: March 14,1996
Douglas H. Philipsen
Director and President

/s/  Richard H. Sgarzi                   Date: March 14, 1996
Richard H. Sgarzi
Director

/s/  Robert J. Spence                    Date: March 14, 1996
Robert J. Spence
Director

/s/  William J. Spence                   Date: March 14, 1996
William J. Spence
Director

/s/  Brian S. Tedeschi                   Date: March 22, 1996
Brian S. Tedeschi
Director

/s/  Thomas J. Teuten                    Date: March 14, 1996
Thomas J. Teuten
Director

/s/  Richard J. Seaman                   Date: March 14, 1996
Richard J. Seaman
Chief Financial Officer and Treasurer
(principal financial and accounting
officer)