Form 10-Q
period 1996-03-31
INDEPENDENT BANK CORP
filed 1996-05-10
CIK 776901

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996
                                                 --------------
                         Commission File Number: 1-9047
                                                 ------

                             Independent Bank Corp.
                             ---------------------
             (Exact name of registrant as specified in its charter)

                Massachusetts                         04-2870273
                -------------                         ----------
       (State or other jurisdiction of             (I.R.S. Employer
        incorporation or organization)             Identification No.)

                 288 Union Street, Rockland, Massachusetts 02370
                 -----------------------------------------------
          (Address of principal executive offices, including zip code)

                                 (617) 878-6100
                                 ---------------
              (Registrant's telephone number, including area code)


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes   X             No  __


         As of May 1, 1996 there were 14,547,489 shares of the issuer's common stock outstanding.

INDEPENDENT BANK CORP.

                                      INDEX


PART I.   FINANCIAL INFORMATION
- - ------    ---------------------

Item 1. Financial Statements (Unaudited)

                  Consolidated Balance Sheets - March 31, 1996 and
                    December 31, 1995

                  Consolidated Statements of Income - Three months ended
                    March 31, 1996 and 1995

                  Consolidated Statements of Cash Flows - Three months ended
                      March 31, 1996 and 1995

                  Notes to Consolidated Financial Statements - March 31, 1996

Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations


PART II.  OTHER INFORMATION
- - ---------------------------

Item 1.    Legal Proceedings

Item 2.    Changes in Securities

Item 3.    Defaults Upon Senior Securities

Item 4.    Submission of Matters to a Vote of Security Holders

Item 5.    Other Information

Item 6.    Exhibits and Reports on Form 8-K

INDEPENDENT BANK CORP.




INDEPENDENT BANK CORP.
CONSOLIDATED BALANCE SHEETS                                                MARCH 31,       DECEMBER 31,
(Unaudited - in thousands)                                                   1996              1995
ASSETS
  Cash and Due From Banks                                                    $40,968          $67,354
  Federal Funds Sold and Assets Purchased
    Under Resale Agreements                                                        -           13,000
  Interest Bearing Deposits                                                      296              296
  Securities Held To Maturity                                                258,880          226,896
  Securities Available For Sale                                               30,748           32,628
  Federal Home Loan Bank Stock                                                 3,876            3,462
  Loans, Net of Unearned Discount                                            646,758          628,141
   Less: Reserve for Possible Loan Losses                                    (11,978)         (12,088)
      Net Loans                                                              634,780          616,053
  Bank Premises and Equipment                                                  9,146            8,903
  Other Real Estate Owned                                                        450              638
  Other Assets                                                                19,707           18,359
TOTAL ASSETS                                                                $998,851         $987,589

LIABILITIES
  Deposits
    Demand Deposits                                                         $156,467         $166,453
    Savings and NOW Accounts                                                 255,170          259,729
    Money Market and Super NOW Accounts                                       99,622          123,659
    Time Certificates of Deposit over $100,000                                28,387           30,086
    Other Time Deposits                                                      291,330          291,158
      Total Deposits                                                         830,976          871,085
  Federal Funds Purchased and Assets
     Sold Under Repurchase Agreements                                          3,220            4,060
  Federal Home Loan Bank Borrowings                                           36,500           20,000
  Other Borrowings                                                            28,799                -
  Treasury Tax and Loan Notes                                                  4,154            4,031
  Other Liabilities                                                           16,276           10,998
  Subordinated Capital Notes                                                   4,834            4,843
      Total Liabilities                                                      924,759          915,017


INDEPENDENT BANK CORP.


STOCKHOLDERS' EQUITY
  Common Stock, $.01 par value
    Authorized: 30,000,000 Shares
    Outstanding: 14,531,119 Shares at March 31, 1996
      and 14,507,925 at  December 31, 1995                                       145              145
 Surplus                                                                      43,897           43,777
 Retained Earnings                                                            30,415           28,710
 Unrealized Loss on Securities Available For Sale, Net of Tax                   (365)             (60)
      Total Stockholders' Equity                                              74,092           72,572
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                    $998,851         $987,589


INDEPENDENT BANK CORP.


INDEPENDENT BANK CORP.                                                    THREE MONTHS ENDED
CONSOLIDATED STATEMENT OF INCOME                                      MARCH 31,         MARCH 31,
(Unaudited - in thousands)                                             1996                1995
INTEREST INCOME
   Interest on Loans                                                 $14,157            $13,307
   Interest and Dividends on Securities                                4,324              4,089
   Interest on Federal Funds Sold
     and Repurchase Agreements                                            78                 57
   Interest on Interest Bearing Deposits                                   5                  6
      Total Interest Income                                           18,564             17,459
INTEREST EXPENSE
   Interest on Deposits                                                6,879              5,503
   Interest on Borrowed Funds                                            820              1,057
      Total Interest Expense                                           7,699              6,560
   Net Interest Income                                                10,865             10,899
PROVISION FOR POSSIBLE LOAN LOSSES                                       250                250
   Net Interest Income After Provision
      For Possible Loan Losses                                        10,615             10,649
NON-INTEREST INCOME
   Service Charges on Deposit Accounts                                 1,389              1,420
   Trust and Investment Services Income                                  623                523
   Mortgage Banking Income                                               724                514
   Other Non-Interest Income                                             407                298
      Total Non-Interest Income                                        3,143              2,755
NON-INTEREST EXPENSES
   Salaries and Employee Benefits                                      5,455              5,441
   Occupancy Expenses                                                    878                774
   Equipment Expenses                                                    644                492
   Other Non-Interest Expenses                                         2,710              3,208
      Total Non-Interest Expenses                                      9,687              9,915
INCOME BEFORE INCOME TAXES                                             4,071              3,489
PROVISION FOR INCOME TAXES                                             1,494              1,099
NET INCOME                                                            $2,577             $2,390
NET INCOME PER SHARE                                                   $0.18              $0.17
Weighted average common and common
   equivalent shares outstanding                                  14,688,060         14,449,892


INDEPENDENT BANK CORP.



INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS                                           THREE MONTHS ENDED MARCH 31,
(Unaudited - in thousands)                                                       1996                 1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                                     2,577                2,390
  ADJUSTMENTS TO RECONCILE NET INCOME TO
    NET CASH PROVIDED FROM OPERATING ACTIVITIES:
    Depreciation and amortization                                                  821                  641
    Provision for loan losses                                                      250                  250
    Loans originated for resale                                                (11,104)              (2,716)
    Proceeds from mortgage loan sales                                           11,118                2,713
    Gain on sale of mortgages                                                      (14)                   3
    Gain on sale of mortgage servicing rights FAS 122                             (115)                   -
    Changes in assets and liabilities:
       Increase in other assets                                                    456                  964
       Increase in other liabilities                                             3,732                1,573
TOTAL ADJUSTMENTS                                                                5,144                3,428
    NET CASH PROVIDED FROM OPERATING ACTIVITIES                                  7,721                5,818
CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from maturities of Investment Securities                           24,833                5,514
    Purchase of Investment Securities                                          (56,094)              (3,616)
    Net increase in Loans                                                      (19,175)             (20,648)
    Proceeds from sale of OREO                                                     188                2,308
    Investment in Bank Premises and Equipment                                     (719)                (766)
    NET CASH PROVIDED USED IN INVESTING ACTIVITIES                             (50,967)             (17,208)
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in Deposits                                                   (40,109)             (14,407)
    Net increase in Federal Funds Purchased
      and Assets Sold Under Repurchase Agreements                               27,959               18,687
    Net increase in FHLB Borrowings                                             16,500                    -
    Net increase (decrease) in TT&L Notes                                          124               (2,071)
    Net decrease in Capital Notes                                                   (9)                   -
    Dividends Paid                                                                (725)                (578)
    Proceeds from stock issuance                                                   120                  118
    NET CASH PROVIDED FROM FINANCING ACTIVITIES                                  3,860                1,749
    NET DECREASE IN CASH AND CASH EQUIVALENTS                                  (39,386)              (9,641)
    CASH AND CASH EQUIVALENTS AT THE BEGINNING
         OF THE YEAR                                                            80,354               58,555
    CASH AND CASH EQUIVALENTS AS OF MARCH 31,                                   40,968               48,914

INDEPENDENT BANK CORP.


PART I.  FINANCIAL INFORMATION
- - ------------------------------

Item 1.  Financial Statements


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- - ------------------------------------------


BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements include the accounts of Independent Bank Corp. (the "Company") and its wholly-owned subsidiary, Rockland Trust Company ("Rockland" or the "Bank"). These consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included. Certain amounts in prior year financial statements have been reclassified to conform to the current year's presentation. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996 or any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.


RECENT ACCOUNTING DEVELOPMENTS

         On January 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 122, "Accounting For Mortgage Servicing Rights." SFAS No. 122 requires that a bank recognize the rights to service mortgage loans for others, regardless of the manner in which the servicing rights are acquired, as separate assets. In addition, capitalized mortgage servicing rights are required to be assessed for impairment based on the fair value of those rights. The Company expects that the adoption of SFAS No. 122 will have a positive impact on income in 1996, the significance of which will depend on the volume of loans sold during the year. During the quarter ended March 31, 1996, the Company recognized servicing rights of $115,000 which is reflected as additional gain on the sale of loans.

INDEPENDENT BANK CORP.


COMMITMENTS

         During 1995, management commenced a study to review its data processing environment. As a result of that study, a decision was made to outsource the data processing operations. In February, 1996, the Bank executed an agreement with an independent third party for a facilities management arrangement for a term of 70 months.

INDEPENDENT BANK CORP.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1996



SUMMARY
- - -------

         For the three months ended March 31, 1996, Independent Bank Corp. earned $2,577,000. These earnings are an improvement over the operating results for the first three months of the prior year when the Company recorded net income of $2,390,000. Higher non-interest income and lower non-interest expenses were the primary factors behind the improved 1996 results.

         Substantial loan growth resulted in an increase in interest income of $1,105,000 for the first quarter of 1996 as compared to the first quarter of 1995. During this period, interest expense grew by $1,139,000. The provision for possible loan losses of $250,000 for the first quarter of 1996 was unchanged from the first quarter of 1995. Non-interest income for the first quarter of 1996 was $388,000 higher than for the comparable 1995 time frame due primarily to an increase in fees on commercial and residential mortgage loan originations plus the adoption of SFAS No. 122. First quarter 1996 non-interest expense was $228,000 lower than for the first quarter of 1995 due to a decline in consultant fees, foreclosure expenses, FDIC insurance premiums, and other losses and charge-offs.

         The Company earned $0.18 per share for the first three months of 1996, based on 14,688,060 average shares of common stock outstanding. These earnings compare to $0.17 per share for the first three months of 1995, based on 14,449,892 average shares of common stock outstanding.

         The annualized consolidated returns on average assets and average equity for the first three months of 1996 were 1.06% and 14.05%, respectively. This compares to annualized consolidated returns on average assets and average equity for the first three months of 1995 of 1.04% and 14.78%, respectively.

INDEPENDENT BANK CORP.


         As of March 31, 1996, total assets amounted to $998.9 million, an increase of $11.3 million over the 1995 year-end balance. Loans, net of unearned discount, increased $18.6 million, or 3.0%, since year-end 1995 with strong growth noted in the real estate and installment loan categories. The Company experienced its traditional first quarter seasonal decline in deposit balances. Loan demand and an increase in the investment portfolio were funded with borrowings and repurchase agreements.

         Nonperforming assets totaled $6.6 million as of March 31, 1996, $.7 million, or 12.5%, higher than the 1995 year-end balance. Management believes that the level of these assets, which currently represent 0.67% of total assets, has reached an inherent base level, given the risks in the industry and in the environment in which the Bank operates.


NET INTEREST INCOME
- - --- -------- ------

         The discussion of net interest income which follows is presented on a fully tax-equivalent basis. Net interest income for the three months ended March 31, 1996 amounted to $10,976,000, a decrease of $23,000, or 0.2%, from the comparable 1995 time frame. The Company's interest rate spread (the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities) decreased by 45 basis points as rates paid on interest-bearing liabilities increased more than rates earned on interest-earning assets. The average balance of interest-earning assets for the first three months of 1996 was $53.0 million or 6.1% higher than the comparable 1995 time frame, while the average volume of interest-bearing liabilities was $30.8 million, or 4.4%, higher. As a result, the Company's net interest margin (net interest income as a percent of average interest-earning assets) for the first three months of 1996 was 4.79% as compared to 5.10% for the comparable 1995 time frame.

         Income from interest-earning assets amounted to $18,675,000 for the three months ended March 31, 1996, an increase of approximately $1.1 million, or 6.4%, from the first three months of 1995. The average balance of taxable investment securities increased more than $8.8 million as the Company selectively took advantage of attractive yields in the bond market. The average balance of non-taxable investment securities increased $2.9 million as the Company increased its holdings of tax-advantaged securities. The average balance of loans, net of unearned discount, increased $39.9 million, or 6.7%. For the first three months of 1996, the average balance of federal funds purchased were higher and the average balance of interest bearing deposits were lower than the comparable 1995 time frame.

         Interest income is impacted by changes in market rates of interest due to variable and floating rate loans in the Company's portfolio. At March 31, 1996, loans having interest rates which adjust in accordance with changes in the Company's base lending rate or other market indices amounted to approximately $302.7 million, or 46.8% of loans, net of unearned discount.

INDEPENDENT BANK CORP.


         Interest income is also impacted by the amount of nonperforming loans. The amount of interest due but not recognized on nonperforming loans amounted to approximately $135,000 for the three months ended March 31, 1996 compared to $174,000 for the three months ended March 31, 1995.

         An increase in the average balance of interest-bearing deposits was the primary factor behind the increase in interest bearing liabilities. The average balance of interest-bearing deposits for the first three months of 1996 was $43.4 million, or 6.9%, higher than the comparable 1995 time frame. Transaction account balances declined during this time period while time deposit balances increased. For the three months ended March 31, 1996, average borrowings were $12.6 million lower than the first quarter of 1995.


PROVISION FOR POSSIBLE LOAN LOSSES
- - --------- --- -------- ---- ------

         The provision for possible loan losses represents the charge to expense that is required to fund the reserve for possible loan losses. The level of the reserve for possible loan losses is determined by management of the Company based upon known and anticipated circumstances and conditions. An analysis of individual loans and the overall risk characteristics and size of the different loan portfolios is conducted on an ongoing basis. In addition, the Company considers industry trends, regional and national economic conditions, past estimates of possible losses as compared to actual losses, and historical loan loss patterns. This ongoing assessment is reviewed periodically by a third-party loan review consultant and annually by the Company's independent public accountants. Adjustments are reported in the earnings of the period in which they become known.

         For the three months ended March 31, 1996, the provision for possible loan losses amounted to $250,000, unchanged from the loan loss provision for the comparable 1995 period. For the first three months of 1996, loans charged-off, net of recoveries of loans previously charged-off, amounted to $360,000, as compared to $63,000 for the comparable 1995 time frame.

         As of March 31, 1996, the ratio of the reserve for possible loan losses to loans, net of unearned discount, was 1.85%, slightly below the 1995 year-end level of 1.92%. The ratio of the reserve for possible loan losses to nonperforming loans was 193.3% at March 31, 1996, slightly lower than the 205.7% coverage recorded a year earlier.

INDEPENDENT BANK CORP.


NON-INTEREST INCOME
- - ------------ ------

         Non-interest income for the three months ended March 31, 1996 was $3,143,000, an increase of $388,000, or 14.1%, from the comparable 1995 time period. Service charges on deposit accounts for the first three months of 1996 showed a slight decrease from the first three months of 1995. Trust and Investment Services income was $100,000 higher due to an increase in funds under management and a strong securities market. Mortgage banking income increased approximately $210,000, or 40.9%, due to strong commercial and residential mortgage origination activity plus the impact of the adoption of SFAS No. 122. Other non-interest income increased approximately $109,000, or 36.6%, primarily due to a settlement received from a dispute of former OREO property.


NON-INTEREST EXPENSES
- - ------------ --------

         Non-interest expenses totaled $9,687,000 for the three months ended March 31, 1996, a $228,000 or 2.3% decrease from the comparable 1995 period. Salaries and employee benefits increased slightly due to the impact of merit increases and higher payroll taxes and medical insurance premiums. Occupancy expenses showed an increase over the first three months of 1995 as the Company felt the effects of a record-breaking winter in the form of higher heating and snow removal costs. Equipment expenses for the first three months of 1996 showed an increase over the first three months of 1995 due to higher equipment lease costs.

         Other non-interest expenses for the first three months of 1996 declined $498,000, or 15.5%, from the first three months of 1995. The Company recorded a decline in expenses incurred in connection with foreclosed properties. The Company also realized a reduction in FDIC insurance premiums due to the FDIC's declaration of a premium moratorium for the first six months of 1996. In addition, consulting fees and software maintenance costs for the first quarter of 1996 were lower than the first quarter of 1995.


INCOME TAXES
- - ------ -----

         The Company records income tax expense pursuant to Statement of Financial Accounting Standards No. 109, "Accounting For Income Taxes". The Company evaluates the deferred tax asset and its offsetting valuation reserve on a quarterly basis. The Company's effective tax rates for the three months ended March 31, 1996 and 1995 were 36.7% and 31.5%, respectively.

INDEPENDENT BANK CORP.


ASSET/LIABILITY MANAGEMENT
- - --------------- ----------

         The principal objective of the Company's asset/liability management strategy is to reduce the vulnerability of the Company to changes in interest rates. This is done by managing the volume of assets and liabilities maturing, or subject to repricing, and by adjusting rates in relation to market conditions to influence volumes and spreads.

         The effect of interest rate volatility on net interest income is minimized when the difference between assets and liabilities that reprice within a given time period (the interest sensitivity gap) is the smallest. Given the inherent uncertainty of future interest rates, the Asset/Liability Management Committee evaluates the interest sensitivity gap and executes strategies, which may include off-balance sheet activities, in an effort to minimize the Company's exposure to interest rate movements while providing adequate earnings in most plausible future interest rate environments.

         Beginning in 1992, Rockland has entered into interest rate swap agreements as a hedge against stable or declining interest rates. As of March 31, 1996, Rockland had interest rate swap agreements with a total notional value of $90 million. These swaps were arranged through two international banking institutions and remaining maturities range from three months to two years. The Bank receives fixed rate payments and pays a variable rate of interest tied to 3-month LIBOR.

         Rockland also purchased two 2-year interest rate caps with a total notional value of $70 million in May 1995. The caps will pay the Bank the difference between LIBOR and the cap level if LIBOR exceeds the cap level at any of the quarterly reset dates. If LIBOR remains below the cap level, no payment is made to the Bank.


LIQUIDITY AND CAPITAL
- - --------- --- -------

         Liquidity, as it pertains to financial institutions, is the ability to economically generate cash for the institution to meet its ongoing obligations to pay deposit withdrawals and to fund loan commitments. The Company's primary sources of funds are deposits, borrowings, and the amortization, prepayment, and maturities of loans and investments.

         A strong source of liquidity is the Company's core deposits, those deposits which management considers, based on experience, are not likely to be withdrawn in the near term. The Company utilizes its extensive branch banking network to attract retail customers who provide a stable source of core deposits. In addition, the Company has established four $100 million repurchase agreement lines with major brokerage firms as potential sources of liquidity. On March 31, 1996 the Company had $28.8 million outstanding under such lines classified on the Balance Sheet as "Federal Funds Purchased and Assets Sold Under Repurchase Agreements." In addition, as a member of the Federal Home Loan Bank, Rockland has access to approximately $300 million of borrowing capacity. On March 31, 1996 the Company had $36.5 million outstanding under such lines classified on the Balance Sheet as "Federal Home Loan Bank Borrowings."

INDEPENDENT BANK CORP.


         The Company actively manages its liquidity position under the direction of the Asset/Liability Management Committee. Periodic review of formal policies and procedures is intended to ensure that the Company will maintain access to adequate levels of available funds. At March 31, 1996, the Company's liquidity position was well above the Company's policy guidelines.



CAPITAL RESOURCES AND DIVIDENDS
- - ------- --------- --- ---------

         The Company and Rockland are subject to capital requirements established by the Federal Reserve Board and the Federal Deposit Insurance Corporation (FDIC), respectively. One key measure of capital adequacy is the risk-based capital ratio for which the regulatory agencies have established minimum requirements of 4.00% and 8.00% for Tier 1 risk-based capital and total risk-based capital, respectively. As of March 31, 1996, the Company had a Tier 1 risk-based capital ratio of 10.86% and a total risk-based capital ratio of 12.11%. Rockland had a Tier 1 risk-based capital ratio of 10.51% and a total risk-based capital ratio of 11.76% as of the same date.

         An additional capital requirement of a minimum 3.00% Tier 1 leverage capital is mandated by the regulatory agencies, unless higher amounts are required by these agencies. As of March 31, 1996, the Company and the Bank had Tier 1 leverage capital ratios of 7.47% and 7.23%, respectively.

         In March, the Company's Board of Directors declared a cash dividend of $.06 per share to shareholders of record on March 29, 1996. This dividend was paid on April 12, 1996. On an annualized basis, the dividend payout ratio amounted to 33.8% of the trailing four quarters earnings.

INDEPENDENT BANK CORP.


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information

          The financial information detailed below is included hereafter in this report:

          Consolidated Average Balance Sheet and Average Rate Data -
             Three months ended March 31, 1996 and 1995.

Item 6.  Exhibits and Reports on Form 8-K

          (a)  None

          (b) The Company did not file any reports on Form 8-K during the quarter ended March 31, 1996.

INDEPENDENT BANK CORP.



INDEPENDENT BANK CORP.                                                                    UNREALIZED
CONSOLIDATED STATEMENTS OF CHANGES                                                           LOSS
   IN STOCKHOLDERS' EQUITY                        COMMON                   RETAINED       INVESTMENTS
(Unaudited - in thousands)                         STOCK     SURPLUS       EARNINGS        AVAILABLE    TOTAL
Balance, January 1, 1995                            $144     $43,381        $20,931           ($254)    $64,202
Net Income                                                                   10,387                      10,387
Dividends Declared                                                           (2,608)                     (2,608)
Common Stock Sold Under Dividend
  Reinvestment & Stock Purchase Plan                              44                                         44
Stock Option exercised, 10,000 shares                  1         352                                        353
Change in Unrealized Loss on Securities
   Available for Sale, Net of Tax                                                               194         194
Balance, December 31, 1995                          $145     $43,777        $28,710            ($60)    $72,572

Net Income                                                                    2,577                       2,577
Dividends Declared                                                             (872)                       (872)
Common Stock Sold Under Dividend                                                                            104
  Reinvestment & Stock Purchase Plan                             104
Stock Option exercised, 8,000 shares                              16                                         16
Change in Unrealized Loss on Securities
   Available for Sale, Net of Tax                                                              (305)       (305)
Balance, March 31, 1996                             $145     $43,897        $30,415           ($365)    $74,092


INDEPENDENT BANK CORP.


INDEPENDENT BANK CORP.
SUPPLEMENTAL FINANCIAL INFORMATION
CONSOLIDATED AVERAGE BALANCE SHEET AND AVERAGE RATE DATA
(Unaudited - in thousands)


                                                     AVERAGE             INTEREST
                                                     OUTSTANDING         EARNED/           AVERAGE
                                                     BALANCE             PAID              YIELD
FOR THE THREE MONTHS ENDED MARCH 31,                 1996                1996              1996
   Interest-Earning Assets
      Taxable Investment Securities                  $267,492            $4,245             6.35%
      Non-taxable Investment Securities                 7,686               114             5.93%
      Loans, net of Unearned Discount                 635,272            14,233             8.96%
      Federal Funds Sold and Assets
        Purchased Under Resale Agreements               5,539                78             5.63%
      Interest Bearing Deposits                           296                 5             6.76%

      Total Interest-Earning Assets                   916,285           $18,675             8.15%
      Cash and Due From Banks                          44,016
      Other Assets                                     14,133
      Total Assets                                   $974,434

   Interest-Bearing Liabilities
      Savings and NOW Accounts                       $257,080            $1,385             2.15%
      Money Market & Super NOW Accounts               102,628               706             2.75%
      Other Time Deposits                             317,357             4,788             6.03%
      Federal Funds Purchased and Assets
         Sold Under Repurchase Agreements              20,523               284             5.54%
      Federal Home Loan Bank Borrowings                26,038               383             5.88%
      Treasury Tax and Loan Notes                       3,119                34             4.36%
      Subordinated Capital Notes                        4,840               119             9.83%

      Total Interest-Bearing Liabilities              731,585            $7,699             4.21%
      Demand Deposits                                 156,253
      Other Liabilities                                13,219
      Total Liabilities                              $901,057
      Stockholders' Equity                            $73,377
      Total Liabilities and Stockholders'
         Equity                                      $974,434

      Net Interest Income                                               $10,976

      Interest Rate Spread                                                                  3.94%
      Net Interest Margin                                                                   4.79%


      Interest income and yield are stated on a fully tax-equivalent basis. The total amount of adjustment is $111 in 1996.

INDEPENDENT BANK CORP.



INDEPENDENT BANK CORP.
SUPPLEMENTAL FINANCIAL INFORMATION
CONSOLIDATED AVERAGE BALANCE SHEET AND AVERAGE RATE DATA
(Unaudited - in thousands)


                                                    AVERAGE             INTEREST
                                                    OUTSTANDING         EARNED/             AVERAGE
                                                    BALANCE             PAID                YIELD
                                                    1995                1995                1995
   Interest-Earning Assets
      Taxable Investment Securities                 $258,682             $4,038             6.24%
      Non-taxable Investment Securities                4,744                 74             6.24%
      Loans, net of Unearned Discount                595,346             13,385             8.99%
      Federal Funds Sold and Assets
        Purchased Under Resale Agreements              3,977                 56             5.63%
      Interest Bearing Deposits                          502                  6             4.78%

      Total Interest-Earning Assets                  863,251            $17,559             8.14%
      Cash and Due From Banks                         42,482
      Other Assets                                    14,701
      Total Assets                                  $920,434

   Interest-Bearing Liabilities
      Savings and NOW Accounts                      $271,970             $1,485             2.18%
      Money Market & Super NOW Accounts              115,144                757             2.63%
      Other Time Deposits                            246,528              3,261             5.29%
      Federal Funds Purchased and Assets
         Sold Under Repurchase Agreements             40,232                602             5.99%
      Federal Home Loan Bank Borrowings               18,111                285               -
      Treasury Tax and Loan Notes                      3,850                 48             4.99%
      Subordinated Capital Notes                       4,965                122             9.83%

      Total Interest-Bearing Liabilities             700,800             $6,560             3.74%
      Demand Deposits                                145,682
      Other Liabilities                                9,012
      Total Liabilities                             $855,494
      Stockholders' Equity                           $64,940
      Total Liabilities and Stockholders'
         Equity                                     $920,434

      Net Interest Income                                                10,999

      Interest Rate Spread                                                                  4.39%
      Net Interest Margin                                                                   5.10%


      Interest income and yield are stated on a fully tax-equivalent basis. The total amount of adjustment is $100 1995.

INDEPENDENT BANK CORP.


                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                          INDEPENDENT BANK CORP.
                                                          ----------------------
                                                               (registrant)



Date:   May 2, 1996

                                                       ---------------------
                                                         John F. Spence, Jr.
                                                      Chairman of the Board and
                                                       Chief Executive Officer




Date:   May 2, 1996
                                                         ---------------------
                                                           Richard J. Seaman
                                                        Chief Financial Officer
                                                             and Treasurer

INDEPENDENT BANK CORP.


                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                         INDEPENDENT BANK CORP.
                                                         ----------------------
                                                               (registrant)



Date:   May 2, 1996                                   /s/  John F. Spence, Jr.
                                                      ------------------------
                                                         John F. Spence, Jr.
                                                      Chairman of the Board and
                                                       Chief Executive Officer

Date:   May 2, 1996                                    /s/  Richard J. Seaman
                                                       ----------------------
                                                          Richard J. Seaman
                                                       Chief Financial Officer
                                                            and Treasurer