Form 10-K/A
period 1995-12-31
INDEPENDENT BANK CORP
filed 1996-05-29
CIK 776901

United States
                     Securities and Exchange Commission
                         Washington, D.C. 20549
                               FORM 10-K/A

X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 1995
                             or

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ____ to ____

                    Commission File Number:  1-9047

                       Independent Bank Corp.
(Exact name of registrant as specified in its charter)

       Massachusetts                                04-2870273
 (State or other jurisdiction of
 incorporation or organization)     (I.R.S. Employer Identification No.)


         288 Union Street
     Rockland,   Massachusetts                        02370
      (Address of principal executive offices)       (Zip Code)

  Registrant's telephone number, including area code:  (617) 878-6100

       Securities registered pursuant to Section 12(b) of the Act:

     Title of each class          Name of eachexchange on which registered
              None                           None

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

                                    INDEPENDENT  BANK CORP.



     Date: May 29,1996               John F. Spence, Jr.   *
                                     John F. Spence, Jr.
                                     Chairman  of  the Board and
                                     Chief Executive Officer


     Pursuant  to the requirements of the  Securities
     Exchange  Act of 1934, this amendment to  report
     has been  signed below by the followings person
     on   behalf  of  the  Registrant  and   in   the
     capacities  and  on the dates  indicated.   Each
     person  whose  signature  appears  below  hereby
     makes,  constitutes  and  appoints  Douglas   H.
     Philipsen,  John F. Spence, Jr., Richard  Seaman
     and  each of them acting individually, his  true
     and  lawful attorneys, with full power  to  sign
     for  such  person and in such person's name  and
     capacity  indicated below any and all amendments
     to   this   Form  10-K,  hereby  ratifying   and
     confirming such person's signature as it may  be
     signed   by  said  attorneys  to  any  and   all
     amendments.


     Douglas H. Philipsen *                  Date: May 29, 1996
     Douglas H. Philipsen
     Director and President