Form 10-Q/A
period 1996-03-31
INDEPENDENT BANK CORP
filed 1996-06-28
CIK 776901

FORM 10-Q/A


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               AMENDMENT NO. 1 TO
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


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



Date:   June 28, 1996                                  /s/  John F. Spence, Jr.
                                                      ------------------------
                                                         John F. Spence, Jr.
                                                      Chairman of the Board and
                                                       Chief Executive Officer

Date:   June 28, 1996                                   /s/  Richard J. Seaman
                                                       ----------------------
                                                          Richard J. Seaman
                                                       Chief Financial Officer
                                                            and Treasurer

INDEPENDENT BANK CORP.

                                  EXHIBIT INDEX


EXHIBIT
NUMBER              DESCRIPTION
- ------              -----------
27                  Article 9 Financial Data Schedule