Form 10-Q
period 1996-06-30
INDEPENDENT BANK CORP
filed 1996-08-15
CIK 776901

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996
                         Commission File Number: 1-9047

                             Independent Bank Corp.
             (Exact name of registrant as specified in its charter)

        Massachusetts                           04-2870273
(State or other jurisdiction                 (I.R.S. Employer
of incorporation or organization)            Identification No.)


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

                       Yes   X             No


        As of August 1,1996 there were 14,564,749 shares of the issuer's common stock outstanding.

                                      INDEX


PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

           Consolidated Balance Sheets - June 30, 1996 and December 31,
              1995

           Consolidated Statements of Income - Six months and quarter ended June 30, 1996 and 1995

           Consolidated Statements of Cash Flows - Six months ended June 30,
              1996 and 1995

           Notes to Consolidated Financial Statements - June 30, 1996

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings

Item 2.    Changes in Securities

Item 3.    Defaults Upon Senior Securities

Item 4.    Submission of Matters to a Vote of Security Holders

Item 5.    Other Information

Item 6.    Exhibits and Reports on Form 8-K


INDEPENDENT BANK CORP.
CONSOLIDATED BALANCE SHEETS                                          JUNE 30,     DECEMBER 31,
(Unaudited - in thousands)                                               1996             1995
ASSETS
  Cash and Due From Banks                                             $56,170          $67,354
  Federal Funds Sold and Assets Purchased
    Under Resale Agreements                                                 -           13,000
  Interest Bearing Deposits                                                 -              296
  Securities Held To Maturity                                         277,949          226,896
  Securities Available For Sale                                        28,890           32,628
  Federal Home Loan Bank Stock                                          6,831            3,462
  Loans, Net of Unearned Discount                                     658,302          628,141
   Less: Reserve for Possible Loan Losses                             (11,961)         (12,088)
      Net Loans                                                       646,341          616,053
  Bank Premises and Equipment                                           9,369            8,903
  Other Real Estate Owned                                                  10              638
  Other Assets                                                         21,276           18,359
TOTAL ASSETS                                                       $1,046,836         $987,589
LIABILITIES
  Deposits
    Demand Deposits                                                  $167,019         $166,453
    Savings and NOW Accounts                                          262,368          259,729
    Money Market and Super NOW Accounts                               105,274          123,659
    Time Certificates of Deposit over $100,000                         29,485           30,086
    Other Time Deposits                                               285,525          291,158
      Total Deposits                                                  849,671          871,085
  Federal Funds Purchased and Assets
     Sold Under Repurchase Agreements                                  34,728            4,060
  Federal Home Loan Bank Borrowings                                    60,500           20,000
  Treasury Tax and Loan Notes                                           6,378            4,031
  Other Liabilities                                                    14,779           10,998
  Subordinated Capital Notes                                            4,834            4,843
      Total Liabilities                                               970,890          915,017
STOCKHOLDERS' EQUITY
  Common Stock, $.01 par value
    Authorized: 30,000,000 Shares


    Outstanding: 14,548,225 Shares at June 30, 1996
      and 14,507,925 at  December 31, 1995                                145              145
  Surplus                                                              44,023           43,777
  Retained Earnings                                                    32,299           28,710
  Unrealized Loss on Securities Available For
    Sale, Net of Tax                                                    (521)              (60)
      Total Stockholders' Equity                                       75,946           72,572
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                           $1,046,836         $987,589


INDEPENDENT BANK CORP.                                SIX MONTHS ENDED             QUARTER ENDED
CONSOLIDATED STATEMENTS OF INCOME                 JUNE 30,     JUNE 30,     JUNE 30,      JUNE 30,
(Unaudited - in thousands)                            1996         1995         1996         1995
INTEREST INCOME
   Interest on Loans                               $28,435      $27,053      $14,278      $13,738
   Interest and Dividends on
     Securities                                      9,005        8,144        4,680        4,055
   Interest on Federal Funds Sold
     and Repurchase Agreements                         116          167           38          110
   Interest on Interest Bearing Deposits                 7           10            3            4
      Total Interest Income                         37,563       35,374       18,999       17,907
INTEREST EXPENSE
   Interest on Deposits                             13,739       11,812        6,860        6,309
   Interest on Borrowed Funds                        1,921        1,951        1,101          886
      Total Interest Expense                        15,660       13,763        7,961        7,195
   Net Interest Income                              21,903       21,611       11,038       10,712
PROVISION FOR POSSIBLE LOAN LOSSES                     750          500          500          250
   Net Interest Income After Provision
      For Possible Loan Losses                      21,153       21,111       10,538       10,462
NON-INTEREST INCOME
   Service Charges on Deposit Accounts               2,904        2,878        1,515        1,458
   Trust and Financial Services Income               1,414        1,214          791          691
    Mortgage Banking Income                          1,588        1,032          864          518
   Other Non-Interest Income                           727          633          320          335
      Total Non-Interest Income                      6,633        5,757        3,490        3,002
NON-INTEREST EXPENSES
   Salaries and Employee Benefits                   10,820       10,961        5,365        5,520
   Occupancy Expenses                                1,674        1,517          796          743
   Equipment Expenses                                1,251        1,088          607          596
   Other Non-Interest Expenses                       5,710        5,984        3,000        2,776
      Total Non-Interest Expenses                   19,455       19,550        9,768        9,635
INCOME BEFORE INCOME TAXES                           8,331        7,318        4,260        3,829
PROVISION FOR INCOME TAXES                           2,999        2,306        1,505        1,207
NET INCOME                                          $5,332       $5,012       $2,755       $2,622
NET INCOME PER SHARE                                 $0.36        $0.34        $0.19        $0.18
Weighted average common and common
   equivalent shares outstanding                14,713,291   14,608,840   14,731,641   14,631,050



INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS                                SIX MONTHS ENDED JUNE 30,
(Unaudited - in thousands)                                           1996                1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                        $5,332              $5,012
  ADJUSTMENTS TO RECONCILE NET INCOME TO NET
    CASH PROVIDED FROM OPERATING ACTIVITIES:
    Depreciation and amortization                                    1,667               1,289
    Provision for possible loan losses                                 750                 500
    Loans originated for resale                                    (25,130)            (12,428)
    Proceeds from mortgage loan sales                               25,147              12,412
    Loss (gain) on sale of mortgages                                   (17)                 16
    Other Real Estate Owned write-downs                                  -                  81
    Changes in assets and liabilities:
       Decrease (Increase) in other assets                          (1,420)                473
       Increase in other liabilities                                 2,337               3,418
TOTAL ADJUSTMENTS                                                    3,334               5,761
    NET CASH PROVIDED FROM OPERATING ACTIVITIES                      8,666              10,773
CASH FLOWS FROM INVESTING ACTIVITIES:
    Net decrease in Interest Bearing Deposits                          296                 206
    Proceeds from maturities of Securities
      Held to Maturity                                              36,422              24,259
    Proceeds from maturities of Securities
      Available for Sale                                             2,985                 211
    Purchase of Securities Held to Maturity                        (88,014)            (15,031)
    Purchase of FHLB Stock                                          (3,369)               (362)
    Net increase in Loans                                          (31,037)            (30,043)
    Proceeds from sale of Other Real Estate Owned                      810               3,889
    Investment in Bank Premises and Equipment                       (1,685)             (2,099)
    NET CASH USED IN INVESTING ACTIVITIES                          (83,592)            (18,970)
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase (decrease) in Deposits                            (21,415)             31,261
    Net increase (decrease) in Federal Funds Purchased
      and Assets Sold Under Repurchase Agreements                   30,668             (24,445)
    Net increase in Federal Home Loan Bank Borrowings               40,500              10,000
    Net increase in Treasury Tax & Loan Notes                        2,348               2,139
    Net decrease in Capital Notes                                       (9)               (122)
    Dividends Paid                                                  (1,597)             (1,157)

    Proceeds from stock issuance                                       247                 198
    NET CASH PROVIDED FROM FINANCING
       ACTIVITIES                                                   50,742              17,874
    NET INCREASE (DECREASE) IN CASH AND CASH
       EQUIVALENTS                                                 (24,184)              9,677


    CASH AND CASH EQUIVALENTS AT THE BEGINNING
      OF THE YEAR                                                   80,354              58,555
    CASH AND CASH EQUIVALENTS AS OF JUNE 30,                       $56,170             $68,232

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included. Operating results for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996 or any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.


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


COMMITMENTS

        During 1995, management commenced a study to review its data processing environment. In connection therewith, a decision was made to outsource the data processing operations. In February, 1996, management executed an agreement with an independent third party for a data processing facilities management arrangement for a term of 70 months.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1996


SUMMARY

        For the six months ended June 30, 1996, Independent Bank Corp. (the Company) recorded net income of $5,332,000, or $0.36 per share, compared with net income of $5,012,000, or $0.34 per share, for the same period last year. This improvement in 1996 is primarily due to increased non-interest income and lower operating expenses.

        Significant loan growth and increased purchases of investment securities contributed to an increase in net interest income of $292,000 from $21,611,000 in 1995 to $21,903,000 in 1996. The provision for loan losses increased to $750,000 for the first six months of 1996 compared with $500,000 for the same period last year. For the first six months, non-interest income increased 15% to $6,633,000 in 1996 compared with $5,757,000 in 1995. This is due primarily to an increase in fees on commercial and residential mortgage loan originations in addition to the adoption of SFAS No. 122.

        Non-interest expense decreased by $95,000 to $19,455,000 in the first six months of 1996 from $19,550,000 in 1995. The decline in foreclosure expenses, FDIC insurance premiums and other losses and charge offs, partially offset by increased facility expenses contribute to this improvement.

        The annualized consolidated returns on average equity and average assets for the first six months of 1996 were 14.38% and 1.07%, respectively. This compares to annualized consolidated returns on average equity and average assets for the first six months of 1995 of 15.24% and 1.08%, respectively.

        As of June 30, 1996, total assets amounted to $1,046.8 million, an increase of $59.2 million over the 1995 year end balance. Loans, net of unearned discount, increased $30.2 million, or 5.0%, since year end 1995 with strong growth in the real estate and installment loan categories. Deposit balances have decreased by $21.4 million since year end 1995. Management believes that this decline is seasonal. It should be noted that the 1995 year-end balances are inflated by a $17 million deposit made on the last day of the year which was subsequently withdrawn on the first business day in January, 1996. Loan demand and an increase in the investment portfolio were funded with borrowings.

        Nonperforming assets totaled $6.4 million as of June 30, 1996, $.5 million, or 7.8%, higher than the 1995 year end balance. Management believes that the level of these assets, which currently represent 0.61% of total assets, has reached an inherent base level, given the risks in the industry and in the environment in which the Bank operates.

NET INTEREST INCOME

        The discussion of net interest income which follows is presented on a fully tax-equivalent basis. Net interest income for the six months ended June 30, 1996, amounted to $22,109,000, an increase of $295,000, or 1.35%, from the comparable 1995 time frame. The Company's interest rate spread (the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities) decreased by 37 basis points as rates paid on interest-bearing liabilities increased faster than rates earned on interest-earning assets. This is due to the Company's decision to expand the securities portfolio, financed by borrowings and consumer certificate of deposit balances, to take advantage of a strong capital position. While these funding and investment actions increased net interest income, the net interest margin reflects the lower net interest spread on such transactions. The average balance of interest-earning assets for the first half of 1996 was $62.9 million, or 7.2%, higher than the comparable 1995 time frame, while the average balance of interest-bearing liabilities was $41 million, or 5.8%, higher. As a result, the Company's net interest margin (net interest income as a percent of average interest-earning assets) for the first six months of 1996 was 4.72% as compared to 5.00% for the comparable 1995 time frame.

        Income from interest-earning assets amounted to $37,769,000 for the six months ended June 30, 1996, an increase of $2.2 million, or 6.2%, from the first six months of 1995. The average balance of taxable investment securities increased more than $23.9 million as the Company selectively took advantage of attractive yields in the bond market. The average balance of non-taxable investment securities increased $2.1 million as the Company continued to invest in the local communities through tax-advantaged securities. The average balance of loans, net of unearned discount, increased $39 million, or 6.5%.

           Interest income is impacted by changes in market rates of interest due to variable and floating rate loans in the Company's portfolio. At June 30, 1996, loans having interest rates which adjust in accordance with changes in the Company's base lending rate or other market indices amounted to approximately $303.3 million, or 46.1% of loans, net of unearned discount.

        Interest income is also impacted by the amount of non-performing loans. The amount of interest due but not recognized on non-performing loans amounted to approximately $277,000 for the six months ended June 30, 1996, compared to $316,000 for the six months ended June 30, 1995.

        Average interest bearing deposits increased by $36.1 million, or 5.6%, for the first six months of 1996 over the same period last year, primarily in the consumer certificate of deposit category. For the six months ended June 30, 1996, average borrowings were $4.9 million higher than the first six months of 1995.

PROVISION FOR POSSIBLE LOAN LOSSES

        The provision for possible loan losses represents the charge to expense that is required to fund the reserve for possible loan losses. The level of the reserve for possible loan losses is determined by management of the Company based upon known and anticipated circumstances and conditions. An analysis of individual loans and the overall risk characteristics and size of the different loan portfolios is conducted on an ongoing basis. In addition, the Company considers industry trends, regional and national economic conditions, past estimates of possible losses as compared to actual losses, and historical loss patterns. This ongoing managerial assessment is reviewed periodically by third-party loan review consultants and annually by the Company's independent public accountants. Adjustments are reported in the earnings of the period in which they become known.

        For the six months ended June 30, 1996, the provision for possible loan losses amounted to $750,000 as compared to $500,000 for the same period last year. For the first six months of 1996, loans charged-off, net of recoveries of loans previously charged-off, amounted to $877,000 as compared to $965,000 for the comparable 1995 time frame.

        As of June 30, 1996, the ratio of the reserve for possible loan losses to loans, net of unearned discount, was 1.82%, slightly below the 1995 year-end level of 1.92%. The ratio of the reserve for possible loan losses to non-performing loans was 188.0% at June 30, 1996, lower than the 241.6% coverage recorded a year earlier.


NON-INTEREST INCOME

        Non-interest income for the six months ended June 30, 1996 was $6,633,000, an increase of $876,000, or 15.0%, from the comparable 1995 time period. Service charges on deposit accounts for the first six months of 1996 showed a slight increase from the first six months of 1995. Trust and Investment Services income was $200,000 higher due to an increase in funds under management and a strong securities market. Mortgage banking income increased approximately $550,000, or 53.3%, due to strong commercial and residential mortgage origination activity plus the impact of the adoption of SFAS No. 122. Other non-interest income increased approximately $94,000, or 14.8%, primarily due to a settlement received from an OREO property dispute.


NON-INTEREST EXPENSES

        Non-interest expenses totaled $19,455,000 for the six months ended June 30, 1996, a $95,000 decrease from the comparable 1995 period. Salaries and employee benefits decreased by $141,000, or 1.3%, due to the movement of these expenses to other expense as a result of the data processing facilities management agreement negotiated with a third party. Occupancy expenses increased by $157,000 to $1,674,000 for the six months ended June 30, 1996, from $1,517,000 for the same period last year. The amortization of facility improvements is the primary reason for this change. Equipment expenses for the first six months of 1996 showed an increase of $163,000, or 14.9%, over the first six months of 1995. This is due to higher equipment lease costs,primarily computer upgrades to take advantage of technology advances, and furniture and fixture costs associated with the facility improvements.

        Other non-interest expenses for the first six months of 1996 declined $274,000, or 4.6%, from the first six months of 1995. The Company recorded a decline in expenses incurred in connection with foreclosed properties in addition to a reduction in FDIC insurance premiums due to the FDIC's declaration of a premium moratorium for the first six months of 1996. Partially offsetting these decreases were the allocation of the new data processing facilities management agreement and higher legal expenses.


INCOME TAXES

        The Company records income tax expense pursuant to Statement of Financial Accounting Standards No. 109, "Accounting For Income Taxes". The Company evaluates the deferred tax asset and its offsetting valuation reserve on a quarterly basis. The Company's effective tax rates for the six months ended June 30, 1996 and 1995 were 36.0% and 31.5% respectively.


ASSET/LIABILITY MANAGEMENT

        The principal objective of the Company's asset/liability management strategy is to reduce the vulnerability of the Company to changes in interest rates. This is done by managing the volume of assets and liabilities maturing, or subject to repricing, and by adjusting rates in relation to market conditions to influence volumes and spreads.

        The effect of interest rate volatility on net interest income is minimized when the interest sensitivity gap (the difference between assets and liabilities that reprice within a given time period) is the smallest. Given the inherent uncertainty of future interest rates, the Bank's Asset/Liability Management Committee evaluates the interest sensitivity gap and executes strategies, which may include off-balance sheet activities, in an effort to minimize the Company's exposure to interest rate movements while providing adequate earnings in most plausible future interest rate environments.

        Beginning in 1992, Rockland entered into interest rate swap agreements as a hedge against stable or declining interest rates. As of June 30, 1996, Rockland had interest rate swap agreements with a total notional value of $90 million. These swaps were arranged through two large international banking institutions and have initial maturities ranging from one to three years. The Bank receives fixed rate payments and pays a variable rate of interest tied to 3-month LIBOR.

        Rockland also purchased two 2-year interest rate caps with a total notional value of $70 million in May 1995. The caps will pay the Bank the difference between LIBOR and the cap level if LIBOR exceeds the cap level at any of the quarterly reset dates. If LIBOR remains below the cap level, no payment is made to the bank.

LIQUIDITY AND CAPITAL

        Liquidity, as it pertains to the Company, is the ability to generate cash in the most economical way for the institution to meet its ongoing obligations to pay deposit withdrawals and to fund loan commitments. The Company's primary sources of funds are deposits, borrowings, and the amortization, prepayment, and maturities of loans and investments.

        A strong source of liquidity is the Company's core deposits, those deposits which management considers, based on experience, not likely to be withdrawn in the near term. The Company utilizes its extensive branch banking network to attract retail customers who provide a stable source of core deposits. The Company has established four $100 million repurchase agreements with major brokerage firms as potential sources of liquidity. On June 30, 1996 the Company had $34.7 million outstanding under such lines classified on the Balance Sheet as "Federal Funds Purchased and Assets Sold Under Repurchase Agreements". In addition, as a member of the Federal Home Loan Bank Rockland has access to approximately $300 million of borrowing capacity. On June 30, 1996 the Company had $60.5 million outstanding under such lines classified on the Balance Sheet as "Federal Home Loan Bank Borrowings."

        The Company actively manages its liquidity position under the direction of the Bank's Asset/Liability Management Committee. Periodic review under formal policies and procedures is intended to ensure that the Company will maintain access to adequate levels of available funds. At June 30, 1996, the Company's liquidity position was well above policy guidelines.


CAPITAL RESOURCES AND DIVIDENDS

        The Company and Rockland are subject to capital requirements established by the Federal Reserve Board and the FDIC, respectively. One key measure of capital adequacy is the risk-based ratio for which the regulatory agencies have established minimum requirements of 4.00% and 8.00% for Tier 1 risk-based capital and total risk-based capital, respectively. As of June 30, 1996, the Company had a Tier 1 risked-based capital ratio of 10.90% and a total risked-based capital ratio of 12.15%. Rockland had a Tier 1 risked-based capital ratio of 10.57% and a total risked-based capital ratio of 11.82% as of the same date,

        An additional capital requirement of a minimum 3.00% Tier 1 leverage capital is mandated by the regulatory agencies. As of June 30, 1996, the Company and the Bank had Tier 1 leverage capital ratios of 7.38% and 7.14%, respectively.

        In June, the Company's Board of Directors declared a cash dividend of $.06 per share to shareholders of record as of June 28, 1996. This dividend was paid on July 12, 1996. On an annualized basis, the dividend payout ratio amounted to 32.6% of the trailing four quarters earnings.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       FOR THE QUARTER ENDED JUNE 30, 1996


SUMMARY

        The Company's net income was $2,755,000 for the second quarter of 1996, or $0.19 per share, compared with net income of $2,622,000, or $0.18 per share, for the second quarter of 1995. This increase is due to improved net interest income and non-interest income partially offset by a modest increase in non-interest expenses and a higher effective tax rate.
        Net interest income improved by $326,000, or 3%, due to continuing loan growth in addition to an increase in the securities portfolio. This growth was funded through increased deposits and higher borrowings as management takes advantage of the Company's strong capital position. The provision for loan losses increased to $500,000 in the second quarter of 1996 from $250,000 in the second quarter of 1995.
        Non-interest income increased by $488,000, or 16.3%, due to an increase in fees on commercial and residential loan originations as well as income reported as a result of the adoption of SFAS No. 122.
        Non-interest expenses increased by $133,000 in the second quarter of 1996 from the same period last year, primarily legal expense

        The annualized consolidated returns on average equity and average assets for the second quarter of 1996 were 14.70% and 1.09%, respectively. This compares to annualized consolidated returns on average equity and average assets for the second quarter of 1995 of 15.68% and 1.12%, respectively.


NET INTEREST INCOME

        The discussion of net interest income which follows is presented on a fully tax-equivalent basis. Net interest income for the three months ended June 30, 1996, amounted to $11,133,000, an increase of $318,000, or 2.9%, over the comparable 1995 time frame. The Company's interest rate spread decreased by 30 basis points as rates paid on interest-bearing liabilities increased faster than rates earned on interest-earning assets. The average balance of interest-earning assets for the second quarter of 1996 was $73.5 million, or 8.3%, higher than the comparable 1995 time frame, while the average volume of interest-bearing liabilities for the second quarter of 1995 was $51.3 million, or 7.2%, higher than the second quarter of 1995.

        Income from interest-earning assets amounted to $19,094,000 for the three months ended June 30, 1996, an increase of $1.1 million, or 6.0%, from the second quarter of 1995. The average balance of loans, net of unearned discount, increased $39 million, or 6.3%. Relative strength in commercial lending , installment lending and residential real estate supported this growth. The Company took advantage of favorable investment security yields, reflected in an increase in the average balance of investments of $40.4 million, or 15.5%. The lower yield on investments, as compared to loans, resulted in a reduction of the Company's net interest margin for the second quarter of 1996 to 4.67% as compared to 4.90% for the comparable 1995 time frame.

        Interest on loans is also impacted by the amount of non-performing loans. For the three months ended June 30, 1996, the amount of interest due but not recognized on nonperforming loans amounted to approximately $137,000, compared to $142,000 for the three months ended June 30, 1995.

        The increase in the second quarter 1996 average balance of interest-bearing liabilities over second quarter 1995 average balances was divided between deposits and borrowings. Interest-bearing deposits increased $28.9 million, or 4.4%, attributable to an increase in time deposits of $37.7 million. During this same period, average borrowings increased $22.5 million.


NON-INTEREST INCOME

        Non-interest income for the three months ended June 30, 1996 increased by $488,000, or 16.3%, to $3,490,000 from $3,002,000 for the three months ended
June 30, 1995. Service charges on deposit accounts for the second quarter of 1996 showed an increase from the second quarter of 1995 of $57,000, or 3.9%. Trust and Financial Services income increased by $100,000 , or 14.5%, due to an increase in the volume of managed assets and an improved securities market. Mortgage banking income improved by $346,000, or 66.8%, to $864,000 in the second quarter of 1996 from $518,000 in the same quarter last year. Modestly strong residential and commercial loan originations resulted in increased fees. In addition income reported as result of the adoption of SFAS No. 122 caused an improvement.


NON-INTEREST EXPENSES

         Non-interest expenses totaled $9,768,000 for the quarter ended June 30, 1996 a $133,000, or 1.4%, increase from the comparable 1995 period. Salaries and employee benefits decreased by $155,000, due to the movement of these expenses to other expense as a result of the data processing facilities management agreement. Other non-interest expenses increased by $224,000, or 8%, to $3,000,000 in the second quarter of 1996 from $2,776,000 in the second quarter of 1995. The allocation of the data processing facilities management agreement in addition to higher legal expenses are partially offset by lower FDIC insurance premiums and foreclosure expenses. The increased legal expense is due, in part to a lower level of legal expense recoveries in 1996 as compared to 1995.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders

      (a) The registrant held its 1996 Annual Meeting of Stockholders on April 11, 1996.

      (b) Proxies for this meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934.

          There was no solicitation in opposition to the Management's nominees as listed in the proxy statement and all nominees were elected as follows:

                    NUMBER OF SHARES
                                                    WITHHELD
 DIRECTOR                         FOR              AUTHORITY
Donald K. Atkins               11,903,011           85,375
Douglas H. Philipsen           11,904,761           83,625
Robert J. Spence               11,901,655           86,730
Brian S. Tedeschi              11,904,461           83,925


             The proposal to adopt the Independent Bank Corp. 1996 Non-Employee Directors' Stock Option Plan was approved as follows:

             Shares voted in favor:              11,285,523
             Shares voted in opposition:            537,384
             Shares abstained from voting:          126,204


Item 5.  Other Information

                  The financial information detailed below is included hereafter in this report:

                  Consolidated Statements of Changes in Stockholders'
                    Equity - Six months ended June 30, 1996 and the year ended December 31, 1995

                  Consolidated Average Balance Sheet and Average Rate Data - Six
                    months ended June 30, 1996 and 1995.

Item 6.  Exhibits and Reports on Form 8-K

                  The Company did not file any reports on Form 8-K during the quarter ended June 30, 1996.


INDEPENDENT BANK CORP.                                                     UNREALIZED
CONSOLIDATED STATEMENTS OF CHANGES                                          GAIN(LOSS)
 IN STOCKHOLDERS' EQUITY                 COMMON               RETAINED     INVESTMENTS
                                         STOCK    SURPLUS     EARNINGS      AVAILABLE      TOTAL

Balance, January 1, 1995                   $144   $43,381     $20,931          ($254)   $64,202

Net Income                                                     10,387                    10,387
Dividends Declared                                             (2,608)                   (2,608)
Common Stock Sold Under Dividend
  Reinvestment & Stock Purchase Plan          1       352                                   353
Stock Option exercised - 10,000 shares                 44                                    44
Unrealized Gain (Loss) on
   Investments Available for Sale                                                194        194
Balance, December 31, 1995                 $145   $43,777     $28,710           ($60)   $72,572

Net Income                                                      5,332                     5,332
Dividends Declared                                             (1,743)                   (1,743)
Common Stock Sold Under Dividend
  Reinvestment & Stock Purchase Plan                  230                                   230
Stock Option exercised - 8,000                         16                                    16
shares
Unrealized Gain (Loss) on
   Investments Available for Sale                                                (461)     (461)
Balance, June 30, 1996                     $145   $44,023     $32,299           ($521)  $75,946

INDEPENDENT BANK CORP.
SUPPLEMENTAL FINANCIAL INFORMATION
CONSOLIDATED AVERAGE BALANCE SHEET AND AVERAGE RATE DATA
(Unaudited - in thousands)

                                                     AVERAGE        INTEREST
                                                 OUTSTANDING         EARNED/     AVERAGE
                                                     BALANCE            PAID       YIELD
FOR THE SIX MONTHS ENDED JUNE 30,                       1996            1996        1996
Interest-Earning Assets
      Taxable Investment Securities                 $280,962          $8,861       6.31%
      Non-taxable Investment                           7,219             210       5.82%
       Securities
      Loans, net of Unearned Discount                643,323          28,575       8.88%
      Federal Funds Sold and Assets
        Purchased Under Resale                         4,209             116       5.51%
         Agreements
      Interest Bearing Deposits                          257               7       5.45%
      Total Interest-Earning Assets                  935,970         $37,769       8.07%
      Cash and Due From Banks                         46,198
      Other Assets                                    12,304
      Total Assets                                  $994,472

   Interest-Bearing Liabilities
      Savings and NOW Accounts                      $256,554          $2,765       2.16%
      Money Market & Super NOW                       106,517           1,478       2.78%
       Accounts
      Other Time Deposits                            318,082           9,496       5.97%
      Federal Funds Purchased and
       Assets
         Sold Under Repurchase                        22,422             610       5.44%
          Agreements
      Federal Home Loan Bank                          35,989           1,015       5.64%
       Borrowings
      Treasury Tax and Loan Notes                      2,866              59       4.12%
      Subordinated Capital Notes                       4,836             237       9.80%
      Total Interest-Bearing                         747,266         $15,660       4.19%
       Liabilities
      Demand Deposits                                158,577
      Other Liabilities                               14,457
      Total Liabilities                             $920,300
      Stockholders' Equity                           $74,172
      Total Liabilities and                         $994,472
       Stockholders' Equity

      Net Interest Income                                            $22,109
      Interest Rate Spread                                                         3.88%
      Net Interest Margin                                                          4.72%

      Interest income and yield are stated on a fully tax-equivalent basis. The total amount of the adjustment is $206 in 1996.

INDEPENDENT BANK CORP.
SUPPLEMENTAL FINANCIAL INFORMATION
CONSOLIDATED AVERAGE BALANCE SHEET AND AVERAGE RATE DATA
(Unaudited - in thousands

                                                     AVERAGE        INTEREST
                                                 OUTSTANDING         EARNED/     AVERAGE
                                                     BALANCE            PAID       YIELD
FOR THE SIX MONTHS ENDED JUNE 30,                       1995            1995        1995
Interest-Earning Assets
      Taxable Investment Securities                 $257,008          $8,035       6.25%
      Non-taxable Investment                           5,100             157       6.16%
       Securities
      Loans, net of Unearned Discount                604,327          27,208       9.00%
      Federal Funds Sold and Assets
        Purchased Under Resale                         6,182             167       5.40%
         Agreements
      Interest Bearing Deposits                          429              10       4.66%
      Total Interest-Earning Assets                  873,046         $35,577       8.15%
      Cash and Due From Banks                         42,412
      Other Assets                                    14,663
      Total Assets                                  $930,121

   Interest-Bearing Liabilities
      Savings and NOW Accounts                      $267,229          $2,920       2.19%
      Money Market & Super NOW                       113,951           1,535       2.69%
       Accounts
      Other Time Deposits                            263,857           7,357       5.58%
      Federal Funds Purchased and
       Assets
         Sold Under Repurchase                        26,601             802       6.03%
          Agreements
       Federal Home Loan Bank                         26,271             826       6.29%
        Borrowings
      Treasury Tax and Loan Notes                      3,375              80       4.74%
      Subordinated Capital Notes                       4,954             243       9.81%
      Total Interest-Bearing                         706,238         $13,763       3.90%
       Liabilities
      Demand Deposits                                147,784
      Other Liabilities                               10,305
      Total Liabilities                             $864,327
      Stockholders' Equity                           $65,794
      Total Liabilities and                         $930,121
       Stockholders' Equity
      Net Interest Income                                            $21,814
      Interest Rate Spread                                                         4.25%
      Net Interest Margin                                                          5.00%

      Interest income and yield are stated on a fully tax-equivalent basis. The total amount of adjustment is $203 in 1995.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   INDEPENDENT BANK CORP.
                                                       (registrant)



Date:   August 12, 1996                       /s/  John F. Spence, Jr.
                                                   John F. Spence, Jr.
                                                   Chairman of the Board and
                                                   Chief Executive Officer




Date:   August 12, 1996                       /s/  Richard J. Seaman
                                                   Richard J. Seaman
                                                   Chief Financial Officer
                                                   and Treasurer