Form 10-Q
period 1996-09-30
INDEPENDENT BANK CORP
filed 1996-11-14
CIK 776901

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996
                         Commission File Number: 1-9047

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

                        Yes   X      No


     As of November 1,1996 there were 14,595,112 shares of the issuer's common stock outstanding.

                                      INDEX


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

          Consolidated Balance Sheets - September 30, 1996 and
            December 31, 1995

          Consolidated Statements of Income - Nine months and quarter ended September 30, 1996 and 1995

          Consolidated Statements of Cash Flows - Nine months ended
            September 30, 1996 and 1995

          Notes to Consolidated Financial Statements - September 30,
           1996

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

INDEPENDENT BANK CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited - in thousands)

                                                                SEPTEMBER 30,    DECEMBER 31,
                                                                     1996             1995
ASSETS
  Cash and Due From Banks                                         $   55,430      $  67,354
  Federal Funds Sold and Assets Purchased
    Under Resale Agreements                                            6,740         13,000
  Interest Bearing Deposits                                             --              296
  Securities Held To Maturity                                        274,618        226,896
  Securities Available For Sale                                       27,718         32,628
  Federal Home Loan Bank Stock                                         6,831          3,462
  Loans, Net of Unearned Discount                                    668,242        628,141
   Less: Reserve for Possible Loan Losses                            (12,020)       (12,088)
      Net Loans                                                      656,222        616,053
  Bank Premises and Equipment                                         10,041          8,903
  Other Real Estate Owned                                                345            638
  Other Assets                                                        20,215         18,359
TOTAL ASSETS                                                      $1,058,160      $ 987,589
LIABILITIES
  Deposits
    Demand Deposits                                               $  165,237      $ 166,453
    Savings and NOW Accounts                                         257,005        259,729
    Money Market and Super NOW Accounts                              101,485        123,659
    Time Certificates of Deposit over $100,000                        35,462         30,086
    Other Time Deposits                                              296,135        291,158
      Total Deposits                                                 855,324        871,085
  Federal Funds Purchased and Assets
     Sold Under Repurchase Agreements                                 38,842          4,060
  Federal Home Loan Bank Borrowings                                   60,000         20,000
  Treasury Tax and Loan Notes                                          5,703          4,031
  Other Liabilities                                                   14,927         10,998
  Subordinated Capital Notes                                           4,834          4,843
      Total Liabilities                                              979,630        915,017
STOCKHOLDERS' EQUITY
  Common Stock, $.01 par value. Authorized: 30,000,000 Shares
    Outstanding: 14,570,366 Shares at September 30, 1996
      and 14,507,925 at  December 31, 1995                               146            145
  Surplus                                                             44,173         43,777
  Retained Earnings                                                   34,446         28,710
  Unrealized Loss on Securities Available For Sale, Net of Tax          (235)           (60)
      Total Stockholders' Equity                                      78,530         72,572
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                          $1,058,160       $987,589

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited - in thousands)

                                                 NINE MONTHS ENDED             QUARTER ENDED
                                                    SEPTEMBER 30,               SEPTEMBER 30,
                                                1996          1995           1996         1995
INTEREST INCOME
   Interest on Loans                       $    43,084   $    41,095   $    14,649   $    14,042
   Interest and Dividends on
     Securities                                 14,001        12,221         4,996         4,077
   Interest on Federal Funds Sold
     and Repurchase Agreements                     168           545            52           378
   Interest on Interest Bearing Deposits             7            15          --               5
      Total Interest Income                     57,260        53,876        19,697        18,502
INTEREST EXPENSE
   Interest on Deposits                         20,425        18,880         6,686         7,068
   Interest on Borrowed Funds                    3,445         2,569         1,524           618
      Total Interest Expense                    23,870        21,449         8,210         7,686
   Net Interest Income                          33,390        32,427        11,487        10,816
PROVISION FOR POSSIBLE LOAN LOSSES               1,250           750           500           250
   Net Interest Income After Provision
      Possible For Loan Losses                  32,140        31,677        10,987        10,566
NON-INTEREST INCOME
   Service Charges on Deposit Accounts           4,365         4,272         1,461         1,394
   Trust and Investment Services Income          2,114         1,805           700           591
   Mortgage Banking Income                       2,247         1,640           659           608
   Other Non-Interest Income                     1,018           893           291           260
      Total Non-Interest Income                  9,744         8,610         3,111         2,853
NON-INTEREST EXPENSES
   Salaries and Employee Benefits               15,908        16,323         5,088         5,362
   Occupancy Expenses                            2,479         2,346           805           829
   Equipment Expenses                            1,847         1,627           596           539
   Other Non-Interest Expenses                   8,695         8,808         2,985         2,824
      Total Non-Interest Expenses               28,929        29,104         9,474         9,554
INCOME BEFORE INCOME TAXES                      12,955        11,183         4,624         3,865
PROVISION FOR INCOME TAXES                       4,599         3,498         1,600         1,192
NET INCOME                                       8,356         7,685         3,024         2,673
NET INCOME PER SHARE                              0.57          0.52          0.20          0.18
Weighted average common and common
   equivalent shares outstanding            14,724,745    14,626,512    14,758,987    14,658,788


INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - in thousands)


                                                                      NINE MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                                      1996         1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                          8,356       7,685
  ADJUSTMENTS TO RECONCILE NET INCOME TO
    NET CASH PROVIDED FROM OPERATING ACTIVITIES:
    Depreciation and amortization                                     2,441       1,955
    Provision for possible loan losses                                1,250         750
    Loans originated for resale                                     (33,181)    (34,318)
    Proceeds from mortgage loan sales                                33,192      34,305
    Loss (gain) on sale of mortgages                                    (11)         13
    Other Real Estate Owned write-downs                                --           149
    Changes in assets and liabilities:
       Decrease (increase) in other assets                             (713)        388
       Increase in other liabilities                                  2,516       5,978
TOTAL ADJUSTMENTS                                                     5,494       9,220
    NET CASH PROVIDED FROM OPERATING ACTIVITIES                      13,850      16,905
CASH FLOWS FROM INVESTING ACTIVITIES:
    Net decrease in Interest Bearing Deposits                           296         206
    Proceeds from maturities of Securities
      Held to Maturity                                              117,599      33,246
    Proceeds from maturities of Securities Available for Sale         4,565         349
    Purchase of Securities Held to Maturity                        (166,120)    (24,129)
    Purchase of FHLB Stock                                           (3,369)       (362)
    Net increase in Loans                                           (41,440)    (32,068)
    Proceeds from sale of Other Real Estate Owned                       601       4,389
    Investment in Bank Premises and Equipment                        (2,777)     (2,552)
    NET CASH USED IN INVESTING ACTIVITIES                           (90,645)    (20,921)
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase (decrease) in Deposits                             (15,762)     41,764
    Net increase (decrease) in Federal Funds Purchased
      and Assets Sold Under Repurchase Agreements                    34,782     (21,955)
    Net increase (decrease) in Federal Home Loan Bank Borrowings     40,000      (5,000)
    Net increase in Treasury Tax & Loan Notes                         1,673       2,312
    Net decrease in Capital Notes                                        (9)       (122)
    Dividends Paid                                                   (2,470)     (1,735)
    Proceeds from stock issuance                                        397         280
    NET CASH PROVIDED FROM FINANCING ACTIVITIES                      58,611      15,544
    NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS              (18,184)     11,528
    CASH & CASH EQUIVALENTS AT BEGINNING OF THE YEAR                 80,354      57,860
    CASH AND CASH EQUIVALENTS AS OF SEPTEMBER 30,                    62,170      69,388


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included. Operating results for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996 or any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.


RECENT ACCOUNTING DEVELOPMENTS

     On January 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 122, "Accounting For Mortgage Servicing Rights." SFAS No. 122 requires that a bank recognize the rights to service mortgage loans for others, regardless of the manner in which the servicing rights are acquired, as separate assets. In addition, capitalized mortgage servicing rights are required to be assessed for impairment based on the fair value of those rights. The Company expects the adoption of SFAS No. 122 will have a positive impact on income in 1996, the significance of which will depend on the volume of loans sold during the year.


COMMITMENTS

     During 1995, management commenced a study to review its data processing environment. In connection therewith, a decision was made to outsource the data processing operations. In February, 1996, management executed an agreement with an independent third party for a data processing facilities management arrangement for a term of 70 months.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996


SUMMARY

     For the nine months ended September 30, 1996, Independent Bank Corp. (the Company) recorded net income of $8,356,000 or $0.57 per share, compared with net income of $7,685,000, or $0.52 per share, for the same period last year. This improvement in 1996 is primarily due to increased net interest income, non interest income and lower operating expenses, as discussed below.

     Loan growth and increased purchases of investment securities, offset slightly by increased borrowings, contributed to an increase in net interest income of $963,000 to $33,390,000 in 1996 from $32,427,000 in 1995. The provision for loan losses increased to $1,250,000 for the first nine months of 1996 compared with $750,000 for the same period last year. For the first nine months, non-interest income increased 13% to $9,744,000 in 1996 compared with $8,610,000 in 1995. This is due primarily to an increase in service charges on deposits, the adoption of SFAS No. 122, and improved revenue from the Trust and Financial Services Division.

     Non-interest expense decreased by $175,000 to $28,929,000 in the first nine months of 1996 from $29,104,000 in 1995. The decline in foreclosure expenses, FDIC insurance premiums and other losses and charge offs, partially offset by increased facilities expenses and legal costs contributed to this improvement.

     The annualized consolidated returns on average equity and average assets for the first nine months of 1996 were 14.83% and 1.10%, respectively. This compares to annualized consolidated returns on average equity and average assets for the first nine months of 1995 of 15.30% and 1.09%, respectively.

     As of September 30, 1996, total assets amounted to $1,058.2 million, an increase of $70.6 million over the 1995 year end balance. Loans, net of unearned discount, increased $40.1 million, or 6.4%, since year end 1995 with growth in the real estate and installment loan categories. Deposit balances have decreased by $15.8 million since year end 1995. It should be noted that the 1995 year-end balances are inflated by a $17 million deposit made on the last day of the year which was subsequently withdrawn on the first business day of January, 1996. Loan demand and an increase in the investment portfolio were funded with lower cost borrowings and repurchase agreements.

     Nonperforming assets totaled $6.4 million as of September 30, 1996, $.5 million, or 8.2%, higher than the 1995 year end balance. Management believes that the level of these assets, which currently represent 0.60% of total assets, has reached an inherent base level, given the risks in the industry and in the environment in which the Company operates.

NET INTEREST INCOME

     The discussion of net interest income which follows is presented on a fully tax-equivalent basis. Net interest income for the nine months ended September 30, 1996, amounted to $33,692,000, an increase of $950,000, or 2.90%, from the comparable 1995 time frame. The Company's interest rate spread (the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities) decreased by 26 basis points. This is due to the Company's decision to expand the securities portfolio, financed by borrowings, repurchase agreements, and consumer certificates of deposit, to take advantage of a strong capital position. While these funding and investment actions increased net interest income, the net interest margin reflects the lower net interest spread on such transactions. The average balance of interest-earning assets for the first nine months of 1996 was $65.7 million, or 7.5%, higher than the comparable 1995 time frame, while the average balance of interest-bearing liabilities was $49.6 million, or 7.0%, higher. The Company's net interest margin (net interest income as a percent of average interest-earning assets) for the first nine months of 1996 was 4.74% as compared to 4.95% for the comparable 1995 time frame.

     Income from interest-earning assets amounted to $57.6 million for the nine months ended September 30, 1996, an increase of $3.4 million, or 6.2%, from the first nine months of 1995. The average balance of taxable investment securities increased more than $33.0 million as the Company selectively took advantage of attractive yields in the bond market. The average balance of non-taxable investment securities increased $1.6 million as the Company continued to invest in the local communities through tax-advantaged securities. The average balance of loans, net of unearned discount, increased $40 million, or 6.5%.

     Interest income is impacted by changes in market rates of interest due to variable and floating rate loans in the Company's portfolio. At September 30, 1996, loans having interest rates which adjust in accordance with changes in the Company's base lending rate or other market indices amounted to approximately $302.9 million, or 45.3% of loans, net of unearned discount.

     Interest income is also impacted by the amount of non-performing loans. The amount of interest due, but not recognized, on non-performing loans amounted to approximately $400,000 for the nine months ended September 30, 1996, compared to $459,000 for the nine months ended September 30, 1995.

     Average interest bearing deposits increased by $23.6 million, or 3.6%, for the first nine months of 1996 over the same period last year, primarily in the demand deposit and consumer certificate of deposit categories. For the nine months ended September 30, 1996, average borrowings were $26 million higher than the first nine months of 1995.

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

     For the nine months ended September 30, 1996, the provision for possible loan losses amounted to $1,250,000 as compared to $750,000 for the same period last year. For the first nine months of 1996, loans charged-off, net of recoveries of loans previously charged-off, amounted to $1.3 million as compared to $1.7 million for the comparable 1995 time frame.

     As of September 30, 1996, the ratio of the reserve for possible loan losses to loans, net of unearned discount, was 1.80%, as compared to the 1995 year-end level of 1.92%. The ratio of the reserve for possible loan losses to non-performing loans was 198.7% at September 30, 1996, lower than the 222.6% coverage recorded a year earlier.


NON-INTEREST INCOME

     Non-interest income for the nine months ended September 30, 1996 was $9,744,000, an increase of $1,134,000, or 13.2%, from the comparable 1995 time period. Service charges on deposit accounts for the first nine months of 1996 showed a slight increase from the first nine months of 1995. Trust and Financial Services income was $309,000 higher due to an increase in funds under management and a strong securities market. Mortgage banking income increased approximately $607,000, or 37.0%, due to strong commercial and residential mortgage origination activity plus the impact of the adoption of SFAS No. 122. Other non-interest income increased approximately $125,000, or 14.0%.


NON-INTEREST EXPENSES

     Non-interest expenses totaled $28,929,000 for the nine months ended September 30, 1996, a $175,000 decrease from the comparable 1995 period. Salaries and employee benefits decreased by $415,000, or 2.5%, due to the movement of these expenses to other expense as a result of the data processing facilities management agreement negotiated with a third party. Occupancy expenses increased by $133,000 to $2,479,000 for the nine months ended September 30, 1996, from $2,346,000 for the same period last year. The depreciation of facility improvements is the primary reason for this change. Equipment expenses for the first nine months of 1996 showed an increase of $220,000, or 13.5%, over the first nine months of 1995. This is due to higher equipment lease costs, primarily computer and communication upgrades to take advantage of technology advances, and furniture and fixture costs associated with the facility improvements.

     Other non-interest expenses for the first nine months of 1996 declined $113,000, or 1.3%, from the first nine months of 1995. The Company recorded a decline in expenses incurred in connection with foreclosed properties and other losses and charge-offs in addition to a reduction in FDIC insurance premiums due to the FDIC's declaration of a premium moratorium for the first nine months of 1996. Partially offsetting these decreases were the allocation of the new data processing facilities management agreement and higher legal expenses.


INCOME TAXES

     The Company records income tax expense pursuant to Statement of Financial Accounting Standards No. 109, "Accounting For Income Taxes". The Company evaluates the deferred tax asset and the valuation reserve on a quarterly basis. The Company's effective tax rates for the nine months ended September 30, 1996 and 1995 were 35.5% and 31.3% respectively.


ASSET/LIABILITY MANAGEMENT

     The principal objective of the Company's asset/liability management strategy is to reduce the vulnerability of the Company to changes in interest rates. This is done by managing the volume of assets and liabilities maturing, or subject to repricing, and by adjusting rates in relation to market conditions to influence volumes and spreads.

     The effect of interest rate volatility on net interest income is minimized when the interest sensitivity gap (the difference between assets and liabilities that reprice within a given time period) is the smallest. Given the inherent uncertainty of future interest rates, Rockland Trust Company's (The Bank or Rockland) Asset/Liability Management Committee evaluates the interest sensitivity gap and executes strategies, which may include off-balance sheet activities, in an effort to minimize the Company's exposure to interest rate movements while providing adequate earnings in most plausible future interest rate environments.

     Beginning in 1992, Rockland entered into interest rate swap agreements as a hedge against stable or declining interest rates. As of September 30, 1996, the Bank had interest rate swap agreements with a total notional value of $90 million. These swaps were arranged through two international banking institutions and have initial maturities ranging from one to five years. The Bank receives fixed rate payments and pays a variable rate of interest tied to 3-month LIBOR.

     In May 1995, Rockland also purchased two 2-year interest rate caps with a total notional value of $70 million. The caps will pay the Bank the difference between LIBOR and the cap level if LIBOR exceeds the cap level at any of the quarterly reset dates. If LIBOR remains below the cap level, no payment is made to the bank.

LIQUIDITY AND CAPITAL

     Liquidity, as it pertains to the Company, is the ability to generate cash in the most economical way for the institution to meet its ongoing obligations to pay deposit withdrawals and to fund loan commitments. The Company's primary sources of funds are deposits, borrowings, and the amortization, prepayment, and maturities of loans and investments.

     A strong source of liquidity is the Company's core deposits, those deposits which management considers, based on experience, not likely to be withdrawn in the near term. The Company utilizes its extensive branch banking network to attract retail customers who provide a stable source of core deposits. The Company has established five $100 million repurchase agreements with major brokerage firms as potential sources of liquidity. On September 30, 1996 the Company had $38.9 million outstanding under such lines classified on the Balance Sheet as "Federal Funds Purchased and Assets Sold Under Repurchase Agreements". In addition, as a member of the Federal Home Loan Bank, Rockland has access to approximately $300 million of borrowing capacity. On September 30, 1996 the Company had $60 million outstanding under such lines classified on the Balance Sheet as "Federal Home Loan Bank Borrowings" with initial terms ranging from one to six months. The Company actively manages its liquidity position under the direction of the Bank's Asset/Liability Management Committee. Periodic review under formal policies and procedures is intended to ensure that the Company will maintain access to adequate levels of available funds. At September 30, 1996, the Company's liquidity position was well above policy guidelines.


CAPITAL RESOURCES AND DIVIDENDS

     The Company and Rockland are subject to capital requirements established by the Federal Reserve Board and the FDIC, respectively. One key measure of capital adequacy is the risk-based ratio for which the regulatory agencies have established minimum requirements of 4.00% and 8.00% for Tier 1 risk-based capital and total risk-based capital, respectively. As of September 30, 1996, the Company had a Tier 1 risked-based capital ratio of 10.95% and a total risked-based capital ratio of 12.20%. Rockland had a Tier 1 risked-based capital ratio of 10.81% and a total risked-based capital ratio of 12.07% as of the same date.

     An additional capital requirement of a minimum 3.00% Tier 1 leverage capital is mandated by the regulatory agencies. As of September 30, 1996, the Company and the Bank had Tier 1 leverage capital ratios of 7.29% and 7.18%, respectively.

     In September, the Company's Board of Directors declared a cash dividend of $.06 per share to shareholders of record as of September 27, 1996. This dividend was paid on October 11, 1996. On an annualized basis, the dividend payout ratio amounted to 31.6% of the trailing four quarters earnings.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996


SUMMARY

     The Company's net income was $3,024,000 for the third quarter of 1996, or $0.20 per share, compared with net income of $2,673,000, or $0.18 per share, for the third quarter of 1995. This increase is due to improved net interest income and non-interest income and a modest decrease in non-interest expenses partially offset by a higher effective tax rate. Net interest income improved by $671,000, or 6%, due to continuing loan growth and an increase in the investment portfolio. This growth was funded through increased deposits and higher borrowings. The provision for loan losses increased to $500,000 in the third quarter of 1996 from $250,000 in the third quarter of 1995. Non-interest income increased by $258,000, or 9.0%, due to an increase in the Trust and Financial Services Division fee income in addition to higher service charge revenue. Non-interest expenses decreased by $80,000 in the third quarter of 1996 from the same period last year, primarily a reduction in other losses and chargeoffs. The annualized consolidated returns on average equity and average assets for the third quarter of 1996 were 15.69% and 1.16%, respectively. This compares to annualized consolidated returns on average equity and average assets for the third quarter of 1995 of 15.44% and 1.11%, respectively.


NET INTEREST INCOME

     The discussion of net interest income which follows is presented on a fully tax-equivalent basis. Net interest income for the three months ended September 30, 1996, amounted to $11,583,000, an increase of $655,000, or 6.0%, over the comparable 1995 time frame. The Company's interest rate spread decreased by 2 basis points primarily due to the Company's decision to expand the securities portfolio, financed by borrowings and repurchase agreements, to take advantage of a strong capital position. While these funding and investment actions increased net interest income and return on equity, the net interest margin and return on assets reflects the lower net interest spread on such transactions. The average balance of interest-earning assets for the third quarter of 1996 was $71.4 million, or 7.91% higher than the comparable 1995 time frame, while the average balance of interest-bearing liabilities for the third quarter of 1996 was $66.6 million, or 9.2%, higher than the third quarter of 1995.

         Income from interest-earning assets amounted to $19.8 million for the three months ended September 30, 1996, an increase of $1.2 million, or 6.3%, from the third quarter of 1995. The average balance of loans, net of unearned discount, increased $42 million, or 6.7%. Relative strength in commercial lending, installment lending and residential real estate supported this growth. The Company took advantage of favorable investment security yields, reflected in an increase in the average balance of investments of $51.9 million, or 20.2%. The lower yield on investments, as compared to loans, resulted in a reduction of the Company's net interest margin for the third quarter of 1996 to 4.77% from 4.85% for the comparable 1995 time frame.

     Interest on loans is also impacted by the amount of non-performing loans. For the three months ended September 30, 1996, the amount of interest due but not recognized on nonperforming loans amounted to approximately $122,000, compared to $143,000 for the three months ended September 30, 1995.

     The increase in the third quarter 1996 average balance of interest-bearing liabilities over third quarter 1995 average balance was in the borrowing category. Interest-bearing deposits decreased $1.5 million. During this same period, average borrowings increased $68 million.


NON-INTEREST INCOME

     Non-interest income for the three months ended September 30, 1996 increased by $258,000, or 9.0%, to $3,111,000 from $2,853,000 for the three months ended
September 30, 1995. Service charges on deposit accounts for the third quarter of 1996 showed an increase of $67,000, or 4.8%, from the third quarter of 1995. Trust and Financial Services income increased by $109,000, or 18.4%, due to an increase in the volume of managed assets and an improved securities market. Mortgage banking income improved by $51,000, or 8.4%, to $659,000 in the third quarter of 1996 from $608,000 in the same quarter last year.


NON-INTEREST EXPENSES

     Non-interest expenses totaled $9,474,000 for the quarter ended September 30, 1996 a $80,000, or 0.8%, decrease from the comparable 1995 period. Salaries and employee benefits decreased by $274,000, due to the movement of these expenses to other expense as a result of the data processing facilities management agreement. Other non-interest expenses increased by $161,000, or 6%, to $2,985,000 in the third quarter of 1996 from $2,824,000 in the third quarter of 1995. The increase in other expense from the allocation of the data processing facilities management agreement is partially offset by lower FDIC insurance premiums and a decrease in other losses and chargeoffs.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings - None

Item 2. Changes in Securities - None

Item 3. Defaults Upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders - None

Item 5. Other Information

          The financial information detailed below is included hereafter in this report:

          Consolidated Statements of Changes in Stockholders' Equity Nine months ended September 30, 1996 and the year ended December 31, 1995

          Consolidated Average Balance Sheet and Average Rate Data - Nine months ended September 30, 1996 and 1995.

Item 6. Exhibits and Reports on Form 8-K

            The Company did not file any reports on Form 8-K during the quarter ended September 30, 1996.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS' EQUITY

                                                                         UNREALIZED
                                                                         GAIN(LOSS)
                                          COMMON              RETAINED   INVESTMENTS
                                           STOCK  SURPLUS     EARNINGS    AVAILABLE    TOTAL

Balance, January 1, 1995                 $144     $43,381     $20,931    ($  254)    $64,202

Net Income                                                     10,387                 10,387
Dividends Declared                                             (2,608)                (2,608)
Common Stock Sold Under Dividend
  Reinvestment & Stock Purchase Plan        1         352                                353
Stock Option exercised - 10,000 shares                 44                                 44
Unrealized Gain (Loss) on
   Investments Available for Sale                                            194         194
Balance, December 31, 1995               $145     $43,777     $28,710    ($   60)    $72,572

Net Income                                                      8,356                  8,356
Dividends Declared                                             (2,620)                (2,620)
Common Stock Sold Under Dividend
  Reinvestment & Stock Purchase Plan        1         362                                363
Stock Option exercised - 13,000 shares                 34                                 34
Unrealized Gain (Loss) on
   Investments Available for Sale                                           (175)       (175)
Balance, September 30, 1996               146      44,173      34,446       (235)     78,530

INDEPENDENT BANK CORP.
SUPPLEMENTAL FINANCIAL INFORMATION
CONSOLIDATED AVERAGE BALANCE SHEET AND AVERAGE RATE DATA
(Unaudited - in thousands)

                                                AVERAGE     INTEREST
                                            OUTSTANDING       EARNED/      AVERAGE
                                                BALANCE         PAID         YIELD
FOR THE NINE MONTHS ENDED SEPTEMBER 30,           1996          1996          1996
   Interest-Earning Assets
      Taxable Investment Securities         $  287,349       $13,775         6.39%
      Non-taxable Investment Securities          7,429           325         5.83%
      Loans, net of Unearned Discount          649,314        43,287         8.89%
      Federal Funds Sold and Assets
        Purchased Under Resale Agreements        4,091           168         5.48%
      Interest Bearing Deposits                    171             7         5.46%
      Total Interest-Earning Assets            948,354        57,562         8.09%
      Cash and Due From Banks                   46,633
      Other Assets                              15,533
      Total Assets                           1,010,520

   Interest-Bearing Liabilities
      Savings and NOW Accounts                 257,527         4,175         2.16%
      Money Market & Super NOW Accounts        105,688         2,206         2.78%
      Other Time Deposits                      318,450        14,044         5.88%
      Federal Funds Purchased and Assets
         Sold Under Repurchase Agreements       25,991         1,071         5.49%
      Federal Home Loan Bank Borrowings         45,380         1,916         5.63%
      Treasury Tax and Loan Notes                3,185           102         4.27%
      Subordinated Capital Notes                 4,836           356         9.82%
      Total Interest-Bearing Liabilities       761,057        23,870         4.18%
      Demand Deposits                          160,157
      Other Liabilities                         14,168
      Total Liabilities                        935,382
      Stockholders' Equity                      75,138
      Total Liabilities and Stockholders'
         Equity                              1,010,520

      Net Interest Income                                     33,692
      Interest Rate Spread                                                   3.91%
      Net Interest Margin                                                    4.74%

      Interest income and yield are stated on a fully tax-equivalent basis. The total amount of the adjustment is $302 in 1996.

INDEPENDENT BANK CORP.
SUPPLEMENTAL FINANCIAL INFORMATION
CONSOLIDATED AVERAGE BALANCE SHEET AND AVERAGE RATE DATA
(Unaudited - in thousands

                                             AVERAGE    INTEREST
                                         OUTSTANDING      EARNED/       AVERAGE
                                             BALANCE        PAID          YIELD
FOR THE NINE MONTHS ENDED SEPTEMBER 30,         1995        1995          1995
   Interest-Earning Assets
      Taxable Investment Securities         $254,311      12,031         6.31%
      Non-taxable Investment Securities        5,795         272         6.26%
      Loans, net of Unearned Discount        609,427      41,328         9.04%
      Federal Funds Sold and Assets
        Purchased Under Resale Agreements     12,702         545         5.72%
      Interest Bearing Deposits                  384          15         5.21%
      Total Interest-Earning Assets          882,619      54,191         8.19%
      Cash and Due From Banks                 43,252
      Other Assets                            14,553
      Total Assets                           940,424

   Interest-Bearing Liabilities
      Savings and NOW Accounts              $264,412    $  4,346         2.19%
      Money Market & Super NOW Accounts      111,816       2,284         2.72%
      Other Time Deposits                    281,864      12,250         5.79%
      Federal Funds Purchased and Assets
         Sold Under Repurchase Agreements     18,786         849         6.03%
       Federal Home Loan Bank Borrowings      25,861       1,220         6.29%
      Treasury Tax and Loan Notes              3,839         139         4.83%
      Subordinated Capital Notes               4,917         361         9.79%
      Total Interest-Bearing Liabilities     711,495      21,449         4.02%
      Demand Deposits                        150,578
      Other Liabilities                       11,401
      Total Liabilities                     $873,474
      Stockholders' Equity                  $ 66,950
      Total Liabilities and Stockholders'
         Equity                             $940,424
      Net Interest Income                               $ 32,742
      Interest Rate Spread                                               4.17%
      Net Interest Margin                                                4.95%

      Interest income and yield are stated on a fully tax-equivalent basis. The total amount of adjustment is $315 in 1995.

INDEPENDENT BANK CORP.
SUPPLEMENTAL FINANCIAL INFORMATION
CONSOLIDATED AVERAGE BALANCE SHEET AND AVERAGE RATE DATA
(Unaudited - in thousands)

                                              AVERAGE     INTEREST
                                          OUTSTANDING       EARNED/      AVERAGE
                                              BALANCE         PAID         YIELD
FOR THE QUARTER ENDED SEPTEMBER 30,              1996         1996          1996
   Interest-Earning Assets
      Taxable Investment Securities           300,123        4,914         6.55%
      Non-taxable Investment Securities         7,849          115         5.86%
      Loans, net of Unearned Discount         661,296       14,712         8.90%
      Federal Funds Sold and Assets
        Purchased Under Resale Agreements       3,855           52         5.40%
      Interest Bearing Deposits                     0            0         0
      Total Interest-Earning Assets           973,123       19,793         8.14%
      Cash and Due From Banks                  47,503
      Other Assets                             21,991
      Total Assets                          1,042,617

   Interest-Bearing Liabilities
      Savings and NOW Accounts                259,473        1,410         2.17%
      Money Market & Super NOW Accounts       104,030          728         2.80%
      Other Time Deposits                     319,186        4,548         5.70%
      Federal Funds Purchased and Assets
         Sold Under Repurchase Agreements      33,129          461         5.57%
      Federal Home Loan Bank Borrowings        64,162          901         5.62%
      Treasury Tax and Loan Notes               3,823           43         4.50%
      Subordinated Capital Notes                4,836          119         9.84%
      Total Interest-Bearing Liabilities      788,639        8,210         4.16%
      Demand Deposits                         163,318
      Other Liabilities                        13,590
      Total Liabilities                       965,547
      Stockholders' Equity                     77,070
      Total Liabilities and Stockholders'
         Equity                             1,042,617

      Net Interest Income                                   11,583
      Interest Rate Spread                                                 3.98%
      Net Interest Margin                                                  4.77%

      Interest income and yield are stated on a fully tax-equivalent basis. The total adjustments are $96 for the third quarter 1996.

INDEPENDENT BANK CORP.
SUPPLEMENTAL FINANCIAL INFORMATION
CONSOLIDATED AVERAGE BALANCE SHEET AND AVERAGE RATE DATA
(Unaudited - in thousands

                                             AVERAGE    INTEREST
                                         OUTSTANDING      EARNED/      AVERAGE
                                             BALANCE        PAID         YIELD
FOR THE QUARTER ENDED SEPTEMBER 30,             1995        1995          1995
   Interest-Earning Assets
      Taxable Investment Securities         $251,917     $ 4,026         6.39%
      Non-taxable Investment Securities        4,185          85         8.12%
      Loans, net of Unearned Discount        619,627      14,120         9.12%
      Federal Funds Sold and Assets
        Purchased Under Resale Agreements     25,742         378         5.87%
      Interest Bearing Deposits                  294           5         6.80%
      Total Interest-Earning Assets          901,765      18,614         8.26%
      Cash and Due From Banks                 44,932
      Other Assets                            14,333
      Total Assets                           961,030

   Interest-Bearing Liabilities
      Savings and NOW Accounts              $258,778     $ 1,426         2.20%
      Money Market & Super NOW Accounts      107,546         749         2.79%
      Other Time Deposits                    317,878       4,893         6.16%
      Federal Funds Purchased and Assets
         Sold Under Repurchase Agreements      3,156          47         5.96%
       Federal Home Loan Bank Borrowings      25,041         394         6.29%
      Treasury Tax and Loan Notes              4,767          59         4.95%
      Subordinated Capital Notes               4,843         118         9.75%
      Total Interest-Bearing Liabilities     722,009       7,686         4.26%
      Demand Deposits                        156,166
      Other Liabilities                       13,593
      Total Liabilities                      891,768
      Stockholders' Equity                    69,262
      Total Liabilities and Stockholders'
         Equity                              961,030
      Net Interest Income                                10,928
      Interest Rate Spread                                               4.00%
      Net Interest Margin                                                4.85%

      Interest income and yield are stated on a fully tax-equivalent basis. The total amount of adjustment is $112 for the third quarter in 1995.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      INDEPENDENT BANK CORP.
                                      (registrant)



Date: November 14, 1996                 /s/ John F. Spence, Jr.
                                            John F. Spence, Jr.
                                        Chairman of the Board and
                                         Chief Executive Officer




Date: November 14, 1996                /s/ Richard J. Seaman
                                           Richard J. Seaman
                                        Chief Financial Officer
                                            and Treasurer