Form 10-K
period 1996-12-31
INDEPENDENT BANK CORP
filed 1997-03-31
CIK 776901

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549
                                   FORM 10-K


         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1996
                                       or

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ____ to ____

                         Commission File Number: 1-9047

                             Independent Bank Corp.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Massachusetts                       04-2870273
    --------------------------------------    ----------------
     (State or other jurisdiction             (I.R.S. Employer
   of incorporation or organization)         Identification No.)

               288 Union Street
            Rockland, Massachusetts                    02370
    --------------------------------------           ---------
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

                     Common Stock, $.0l par value per share
--------------------------------------------------------------------------------
                                (Title of Class)

                         Preferred Stock Purchase Rights
--------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether, the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes       [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.       [X]


As of February 28, 1997, the aggregate market value of the 12,700,434 shares of Common Stock of the Registrant issued and outstanding on such date, excluding 1,917,453 shares held by all directors and executive officers of the Registrant as group, was $136,529,666. This figure is based on the closing sale price of $10.75 per share on February 28, 1997, as reported in The Wall Street Journal on March 1, 1997.

Number of shares of Common Stock outstanding as of February 28, 1997:
14,617,887

                      DOCUMENTS INCORPORATED BY REFERENCE

        List hereunder the following documents incorporated by reference and the Part of Form 10-K into which the document is incorporated:

(1) Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1996 are incorporated into Part II, Items 5-8 of this Form 10-K.

(2) Portions of the Registrant's definitive proxy statement for its 1997 Annual Meeting of Stockholders are incorporated into Part III, Items 10-13 of this Form 10-K.
================================================================================

        PART 1.

        Item 1.        Business

               General. Independent Bank Corp. (the "Company") is a state chartered, federally registered bank holding company headquartered in Rockland, Massachusetts. The Company is the sole stockholder of Rockland Trust Company ("Rockland" or "the Bank"), a Massachusetts trust company chartered in 1907. Rockland offers a full range of commercial and retail banking and trust services through its network of 33 banking offices, seven commercial lending centers, and two trust and financial services offices located in the Plymouth, Norfolk, and Bristol Counties of Southeastern Massachusetts. At December 31, 1996, the Company had total assets of $1,092.8 million, total deposits of $918.6 million, and stockholders' equity of $81.1 million.

               Rockland has a deep rooted history as a community oriented commercial bank. As a result of its strong commitment to the local business community, the Bank has become one of the prominent financial institutions in Plymouth County which represents the majority of its market area. The Bank had approximately 16.6% of the total deposits within Plymouth County as of June 30, 1996, the most recent date for which such data is available, or almost 169% of the market share of its nearest competitor. In addition, Rockland has been the leading originator of residential mortgages in Plymouth County for the last five years. Due to the continuing consolidation within the financial services industry, Rockland is the only remaining locally based commercial bank in Plymouth County.

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

               After implementing a number of managerial, operational, and financial changes during 1991 and 1992, the Company returned to profitability in 1992. In December of that year, the Company issued 9.2 million shares of common stock, strengthening its capital base. These measures contributed to improved operating results for the Company which recorded net income of $4.6 million, $8.1 million and $10.4 million for the years ended December 31, 1993, 1994 and 1995, respectively. The improvement in 1995 earnings over 1994 was primarily attributable to higher net interest income and lower non-interest expenses.

               For the year ended December 31, 1996, the Company recorded net income of $11.6 million, an increase of 11.6% over 1995 earnings. The improved 1996 results reflect a 2.2% increase in net interest income, a 10.7% increase in non-interest income and a decrease of 3.0% in non-interest expenses.

               The Company is registered as a bank holding company under the Bank Holding Company Act of 1956 ("BHCA"), as amended, and as such is subject to regulation by the Board of Governors of the Federal Reserve System ("Federal Reserve"). Rockland is subject to regulation and examination by the Commissioner of Banks of the Commonwealth of Massachusetts (the "Commissioner") and the Federal Deposit Insurance Corporation ("FDIC"). The majority of Rockland's deposit accounts are insured to the maximum extent permitted by law by the Bank Insurance Fund ("BIF") which is administered by the FDIC. In 1994, the Bank purchased the deposits of three branches of a failed savings and loan association from the Resolution Trust Corporation. These deposits are insured to the maximum extent permitted by law by the Savings Association Insurance Fund ("SAIF").


        Lending Activities

               General. The Bank's gross loan portfolio amounted to $708.7 million on December 31, 1996, or 64.9% of total assets on that date. The Bank classifies loans as commercial, real estate, or consumer. Commercial loans consist primarily of loans to businesses for working capital and other business related purposes and floor plan financing. Real estate loans are comprised of commercial mortgages which are secured by nonresidential properties, residential mortgages which are secured primarily by owner-occupied residences, home equity loans, and mortgages for the construction of commercial and residential properties. Consumer loans consist of instalment obligations, the majority of which are automobile loans, and other consumer loans.

               The Bank's borrowers consist of small-to-medium sized businesses and retail customers. The Bank's market area is generally comprised of Plymouth, Norfolk, and Bristol Counties located in Southeastern Massachusetts. Substantially all of the Bank's commercial and consumer loan portfolios consist of loans made to residents of and businesses located in Southeastern Massachusetts. Virtually all of the real estate loans in the Bank's loan portfolio are secured by properties located within this market area. On December 31, 1996, approximately $7.5 million of real estate loans, including approximately $4.5 million of residential mortgages, were secured by properties located outside of Southeastern Massachusetts.

               In accordance with governing banking statutes, Rockland is permitted, with certain exceptions, to make loans and commitments to any one borrower, including related entities, in the aggregate amount of not more than 20% of stockholders' equity, or $16.2 million at December 31, 1996. Notwithstanding the foregoing, the Bank has established a more restrictive limit of not more than 15% of stockholders' equity, or $12.2 million at December 31, 1996, which limit may be exceeded with the approval of the

        Board of Directors. There were no borrowers whose total indebtedness aggregated or exceeded $12.2 million as of December 31, 1996.

               The Bank's principal earning assets are its loans. Although the Bank judges its borrowers to be creditworthy, the risk of deterioration in borrowers' abilities to repay their loans in accordance with their existing loan agreements is inherent in any lending function. Participating as a lender in the credit markets requires a strict monitoring process to minimize credit risk. This process requires substantial analysis of the loan application, an evaluation of the customer's capacity to repay according to the loan's contractual terms, and an objective determination of the value of the collateral. The Bank also utilizes the services of an independent third-party consulting firm to provide loan review services.

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


                                                          At December 31,
                 -----------------------------------------------------------------------------------------------------
                        1996                1995                 1994                1993                 1992
                 ------------------ ------------------- ------------------- -------------------- ---------------------
                                                        (Dollars in
                                                         Thousands)
                 Amount     Percent    Amount  Percent   Amount    Percent   Amount     Percent     Amount   Percent
                 ------     -------    -----   -------   --------  -------   ------     -------     ------   -------
Commercial       $127,008    17.9%   $121,679    19.1%   $122,944     20.5%  $117,332     23.8%     $133,192    26.4%
Real estate:
   Commercial    205,256      29.0    187,608    29.4     169,693     28.4    142,619     29.0       129,803    25.7
   Residential   202,031      28.5    187,652    29.4     184,958     30.9    155,182     31.5       163,426    32.4
   Construction   31,633       4.5     27,863     4.4      28,892      4.8     20,147      4.1        26,416     5.2
Consumer:
   Instalment    132,589      18.7    102,088    16.0      80,441     13.4     46,909      9.5        45,454     9.1

   Other          10,140       1.4     11,076     1.7      11,882      2.0     10,415      2.1         6,015     1.2
                 -------     -----    -------   -----     -------    -----    -------    -----       -------   -----
Gross Loans      708,657     100.0%   637,966   100.0%    598,810    100.0%   492,604    100.0%      504,306   100.0%
                 -------     -----    -------   -----     -------    -----    -------    -----       -------   -----
Unearned          13,251                9,825               8,121               5,020                  5,254
Discount
Reserve for
Possible
Loan Losses       12,221               12,088              13,719              15,485                 15,971
                  ------               ------              ------              ------                 ------
Net Loans       $683,185             $616,053            $576,970            $472,099               $483,081
                ========             ========            ========            ========               ========



               The Company's outstanding loans grew by 10.9% in 1996, following a 6.8% increase in 1995. This loan growth, which was primarily centered in commercial mortgages, residential mortgages and instalment loans, is a result of sales programs implemented by the Bank over the past four years and an opportunity to expand the Bank's customer base as a result of the consolidation of its larger competitors.

               Commercial loans increased $5.3 million, or 4.4%, in 1996, following a decrease of $1.3 million, or 1.0%, in 1995. The increase in commercial loans during 1996 is due to the volume of new loan originations exceeding the rate of loan payments.

               Real estate loans comprised 61.9% of gross loans at December 31, 1996, as compared to 63.2% at December 31, 1995. Commercial real estate loans have reflected increases over the last two years of $17.7 million, or 9.4%, in 1996, and $17.9 million, or 10.6%, in 1995. These increases are indicative of the improving prospects for small and medium sized businesses in the Bank's recovering market area. Residential real estate loans increased $14.4 million, or 7.7%, in 1996. In 1995, residential real estate loans increased $2.7 million, or 1.5%, due to management's decision to sell a majority of the residential mortgage loans originated during the year. During 1996, the Bank sold $47.2 million of the current production of residential mortgages as part of its overall asset/liability management. Real estate construction loans increased $3.8 million, or 13.5%, in 1996 following a decrease of $1.0 million, or 3.6%, in 1995.

               Consumer instalment loans increased $30.5 million, or 29.9%, and $21.6 million, or 26.9%, during 1996 and 1995, respectively. The increases over the past two years are attributed to a focused effort directed at expanding banking relationships with new and used automobile dealers within the market area. As a result, strong growth was reported in 1996 and 1995. As of December 31, 1996 and 1995, automobile loans represented 78.2% and 75.6%, respectively, of the Bank's consumer loan portfolio. Since the sale of the Bank's credit card portfolio during 1991 and 1992, other consumer loans have consisted primarily of cash reserve loans. Introduced in 1992, cash reserve loans are designed to afford the Bank's customers overdraft protection. The balances of these loans declined $.9 million, or 8.4%, in 1996 following a decrease of $.8 million, or 6.8%, in 1995.

               The following table sets forth the scheduled contractual amortization of the Bank's loan portfolio at December 31, 1996. Loans having no schedule of repayments or no stated maturity are reported as due in one year or less. The following table also sets forth the rate structure of loans scheduled to mature after one year.


                                     Real        Real        Real
                                     Estate -    Estate -    Estate -     Consumer -  Consumer - Total
                          Commercial Commercial  Residential Construction Instalment  Other
                          ---------- ----------- ----------  ----------   ----------  ---------- ---------
                                                           (Thousands)
         Amounts due in:

         One year or
            less            $99,478    $76,608    $96,151   $31,633       $44,546    $   ---   $348,416
         After one year
            through
            five years       26,305    121,004     51,724        ---       85,055     10,140    294,228
         Beyond five years    1,225      7,644     54,156        ---        2,988        ---     66,013
                              -----      -----     ------        ---        -----        ---     ------
         Total             $127,008   $205,256   $202,031   $31,633      $132,589    $10,140   $708,657
                           ========   ========   ========   ========     ========    =======   ========

         Interest rates on
            amounts due
            after one year:
         Fixed Rate         $27,530   $104,250    $55,056  $              $88,043    $10,140   $285,019
                                                                 ---
         Adjustable Rate        ---     24,398     50,824        ---         ---        ---      75,222


               Generally, the average actual maturity of loans is substantially less than their average contractual maturity due to prepayments and, in the case of real estate loans, due-on-sale clauses, which generally gives the Bank the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells the property subject to the mortgage and the loan is not repaid. The average life of real estate loans tends to increase when current real estate loan rates are higher than rates on mortgages in the portfolio and, conversely, tends to decrease when rates on mortgages in the portfolio are higher than current real estate loan rates. Under the latter scenario, the weighted average yield on the portfolio tends to decrease as higher yielding loans are repaid or refinanced at lower rates. Due to the fact that the Bank may, consistent with industry practice, "roll over" a significant portion of commercial and commercial real estate loans at or immediately prior to their maturity by renewing the loans on substantially similar or revised terms, the principal repayments actually received by the Bank are anticipated to be significantly less than the amounts contractually due in any particular period. In addition, a loan, or a portion of a loan, may not be repaid due to the borrower's inability to satisfy the contractual obligations of the loan. As of December 31, 1996, $.6 million of loans scheduled to mature within one year were nonperforming. See "Lending Activities - Nonperforming Assets."

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

               Commercial loans, commercial real estate loans, and construction loans may be approved by commercial loan officers up to their individually assigned lending limits which are established and modified periodically to reflect the officer's expertise and experience. Commercial loans and commercial real estate loans in excess of a loan officers assigned lending limit are approved by various levels of authority within the commercial lending division, depending on the loan amount, up to and including the Senior Loan Committee and ultimately the Executive Committee of the Board of Directors.
               Residential real estate loans and home equity loans follow a similar approval process within the retail lending division.

               Sale of Loans. The Bank's owner-occupied residential real estate loans are generally originated in compliance with terms, conditions and documentation which permit the sale of such loans to the Federal Home Loan Mortgage Corporation ("FHLMC"), the Federal National Mortgage Association ("FNMA"), the Government National Mortgage Association ("GNMA"), and other institutional investors in the secondary market. The majority of fixed rate, long term residential mortgages originated by the Bank are sold without recourse in the secondary market. Loan sales in the secondary market provide funds for additional lending and other banking activities. The Bank generally retains the servicing on the loans sold. As part of its asset/liability management strategy, the Bank may retain a portion of adjustable rate residential real estate loans or fixed-rate residential real estate loans. During 1996, the Bank originated $99.2 million in residential real estate loans of which $52.0 million was retained in its portfolio.

               The principal balance of loans serviced by the Bank amounted to $252.2 million at December 31, 1996 and $246.6 million at December 31, 1995. Under its mortgage servicing arrangements, the Bank generally continues to collect payments on loans, to inspect the mortgaged property, to make insurance and tax advances on behalf of borrowers and to otherwise service the loans and receives a fee for performing these services. Net servicing fee income amounted to $741,000 and $704,000 for the years ended December 31, 1996 and 1995, respectively. Unamortized loan origination fees which relate to loans sold by the Bank are recognized as non-interest income at the time of the loan sale. Under its sales agreements, the Bank pays the purchaser of mortgage loans a specified yield on the loans sold. The difference, after payment of any guarantee fee, is retained by the Bank and recognized as fee income over the life of the loan. In addition, loans may be sold at a premium or a discount with any resulting gain or loss recognized at the time of sale. Effective January 1, 1996 the Bank adopted SFAS No. 122 "Accounting for Mortgage Servicing Rights". For the years ended December 31,

        1996, and 1995, the Bank recognized net gains on the sales of mortgages including the impact of the adoption of SFAS No. 122 of $360,000 and $18,000, respectively.

               Commercial Loans. The Bank offers secured and unsecured commercial loans for business purposes, including issuing letters of credit. The Bank's commercial loans increased $5.3 million, or 4.4%, in 1996, following a decrease of $1.3 million, or 1.0%, in 1995. At December 31, 1996, $127.0 million, or 17.9%, of the Bank's gross loan portfolio consisted of commercial loans, compared to $121.7 million, or 19.1%, at December 31, 1995.

               Commercial loans are generally provided to small-to-medium-sized businesses located within the Company's market area. Commercial loans may be structured as term loans or as revolving lines of credit. Commercial term loans generally have a repayment schedule of five years or less, and although the Bank does originate some commercial term loans with interest rates which float in relation to the Rockland Base rate, the majority of commercial term loans have fixed rates of interest. Generally, Rockland's Base rate is determined by reference to the Wall Street Journal prime rate. The Bank's Base rate is monitored by the Executive Vice President Commercial Lending Division, and revised when appropriate in accordance with guidelines established by the Asset/Liability Management Committee. The majority of commercial term loans are collateralized by equipment, machinery or other corporate assets. In addition, the Bank generally obtains personal guarantees from the principals of the borrower for virtually all of its commercial loans.

               The Bank's commercial revolving lines of credit generally are for the purpose of providing working capital to the borrower and may be secured or unsecured. Collateral for commercial revolving lines of credit may consist of accounts receivable, inventory or both, as well as other corporate assets. Generally, the Bank will lend up to 80% of accounts receivable, provided that such receivables have not aged more than 60 days and/or up to 20% to 40% of the value of raw materials and finished goods inventory securing the line. Commercial revolving lines of credit generally are reviewed on an annual basis and usually require substantial repayment of principal during the year. At December 31, 1996, the Bank had $34.8 million outstanding under commercial revolving lines of credit, and $45.0 million of unused commitments under such lines on that date.

        The Bank's standby letters of credit generally are secured, have terms of not more than one year, and are reviewed for renewal. As of December 31, 1996, the Bank had $1.9 million in outstanding commitments pursuant to standby letters of credit. These facilities are managed by the Commercial Lending Division.

               The Bank also provides automobile and, to a lesser extent, boat and other vehicle floor-plan financing. Floor-plan loans, which are secured by the automobiles, boats, or other vehicles constituting the dealer's inventory, amounted to $17.0 million as of December 31, 1996. Upon the sale of a floor-plan unit, the proceeds of the sale are applied to reduce the loan balance. In the event a unit financed under a floor-plan line of credit remains in the dealer's inventory for an extended period, the amount of the line is reduced with respect to such unit. Bank personnel make unannounced monthly inspections of each dealer to review the value and condition of the underlying collateral.

               Real Estate Loans. The Bank's real estate loans consist of loans secured by commercial properties, loans secured by 1-4 unit residential properties, home equity loans, and construction loans. As of December 31, 1996, the Bank's loan portfolio included $205.3 million in commercial real estate loans, $158.6 million in residential real estate loans, $43.4 million in home equity loans, and $31.6 million in construction loans.

               Much of the Bank's commercial real estate portfolio consists of loans to finance the development of residential projects. As such, many commercial real estate loans are primarily secured by residential development tracts but, to a greater extent, they are secured by owner-occupied commercial and industrial buildings and warehouses. Commercial real estate loans also include multi-family residential loans which are primarily secured by condominiums and, to a lesser extent, apartment buildings. The Bank does not emphasize loans secured by special purpose properties, such as hotels, motels, or restaurants.

               Although terms vary, commercial real estate loans generally have maturities of five years or less, amortization periods of 15 or 20 years, and interest rates which either float in accordance with a designated index or have fixed rates of interest. The Bank's adjustable-rate commercial real estate loans generally are indexed off of the Rockland Base rate. Loan-to-value ratios on commercial real estate loans generally do not exceed 80% (70% for special purpose properties) of the appraised value of the property. In addition, as part of the criteria for underwriting permanent commercial real estate loans, the Bank generally imposes a debt service coverage ratio of not less than 120%. It is also the Bank's policy to obtain personal guarantees from the principals of the borrower on commercial real estate loans and to obtain periodic financial statements from all commercial and multi-family borrowers on an annual basis and, in some cases, more frequently.

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

               The Bank generally requires title insurance protecting the priority of its mortgage lien, as well as fire and extended coverage casualty insurance in order to protect the properties securing its residential and other real estate loans. Properties securing all of the Bank's first mortgage real estate loans are appraised by independent appraisers.

               Home equity loans may be made as a term loan or under a revolving line of credit secured by a second mortgage on the borrower's residence. The Bank will originate home equity loans in an amount up to 80% of the appraised value or, without appraisal, up to 70% of the tax assessed value, whichever is lower, reduced for any loans outstanding secured by such collateral. As of December 31, 1996, there was $32.5 million in unused commitments under revolving home equity lines of credit.

               Construction loans are intended to finance the construction of residential and commercial properties, including loans for the acquisition and development of land or rehabilitation of existing homes. Construction loans generally have terms of six months but not more than two years. They may not in all cases provide for amortization of the loan balance during the term. The Bank's non-residential construction loans have floating rates of interest based upon the Rockland Base rate or, in some cases, the Wall Street Journal prime rate.

               A significant portion of the Bank's construction lending has been related to one-to-four family residential development within the Bank's market area. The Bank typically has focused its construction lending on relatively small projects and the Bank has developed and maintains a relationship with a significant number of homebuilders in Plymouth, Norfolk, and Bristol Counties. As of December 31, 1996, $12.7 million, or 40.2%, of total construction loans at such date were for the acquisition and development of one-to-four family residential lots or the construction of one-to-four family residences.

               The Bank evaluates the feasibility of construction projects based upon appraisals of the project performed by independent appraisers. In addition, the Bank may obtain architects' or engineers' estimations of the cost of construction. The Bank generally requires the borrower to fund at least 20% of the project costs and generally does not provide for an interest reserve in its non-residential construction loans. The Bank's non-residential construction loans generally do not exceed 80% of the lesser of the appraised value upon completion or the sales price. Land acquisition and development loans generally do not exceed the lesser of 70% of the appraised value (without improvements) or the purchase price. The Bank's loan policy requires that permanent mortgage financing be secured prior to extending any non-residential construction loans. In addition, the Bank generally requires that the units securing its residential construction loans be pre-sold. Loan proceeds are disbursed in stages after inspections of the project indicate that the required work has been performed and that such disbursements are warranted.

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

               Consumer Loans. The Bank makes loans for a wide variety of personal and consumer needs. Consumer loans primarily consist of instalment loans and cash reserve loans. As of December 31, 1996, $142.7 million, or 20.1%, of the Bank's gross loan portfolio consisted of consumer loans.

               The Bank's instalment loans consist primarily of automobile loans, which amounted to $111.6 million at December 31, 1996. A substantial portion of the Bank's automobile loans are originated indirectly by a network of 93 new and used automobile dealers located within the Bank's market area. Indirect automobile loans accounted for 78.3% and 75.6% of the Bank's total instalment loan originations during 1996 and 1995, respectively. The increase in indirect automobile loan originations in 1996 and 1995 reflects the effect of a focused program undertaken by the Bank to improve business relationships with automobile dealers within its market area. Although applications for such loans are taken by employees of the dealer, the loans are made pursuant to Rockland's underwriting standards using Rockland's documentation, and all indirect loans must be approved by a Rockland loan officer. In addition to indirect automobile lending, the Bank also originates automobile loans directly.

               The maximum term for the Bank's automobile loans is 72 months for a new car loan and 48 months with respect to a used car loan. The Bank will lend up to 100% of the purchase price of a new automobile or, with respect to used cars, up to 100% of the lesser of the purchase price or the National Automobile Dealer's Association book value. Loans on new automobiles are generally made without recourse to the dealer. The Bank requires all borrowers to maintain automobile insurance, including full collision, fire and theft, with a maximum allowable deductible and with the Bank listed as loss payee. The majority of the Bank's loans on used automobiles are made with recourse to the dealer, who is required to pay off the loan balance upon the Bank's repossession of the financed vehicle, provided that the Bank delivers the vehicle to the dealer within 120 days of the loan due date. In addition, in order to ameliorate the adverse effect on interest income caused by prepayments, all dealers are required to maintain a reserve, ranging from 0% to 3% of the outstanding balance of the indirect loans originated by them, which is rebated to the customer on a pro-rata basis in the event of repayment prior to maturity.

               The Bank's instalment loans also include loans secured by deposit accounts, loans to purchase motorcycles, recreational vehicles, motor homes, boats, or mobile homes. As of December 31, 1996, instalment loans other than automobile loans amounted to $20.5 million. The Bank generally will lend up to 100% of the purchase price of vehicles other than automobiles with terms of up to three years for motorcycles and up to fifteen years for recreational vehicles.

               Cash reserve loans are made pursuant to previously approved unsecured cash reserve lines of credit. The rate on these loans is subject to change due to market conditions. As of December 31, 1996, an additional $15.5 million had been committed to but was unused under cash reserve lines of credit.

               Nonperforming Assets. The following table sets forth information regarding nonperforming assets held by the Bank at the dates indicated.


                                                      December 31,
                                   ------------------------------------------------------
                                   1996       1995        1994        1993         1992
                                   ------------------------------------------------------
                                                          (Dollars in
                                                           Thousands)
          Loans past due
          90 days or more           $516       $553        $598       $1,042      $2,877
          but still
          accruing

          Loans accounted
          for on a nonaccrual
          basis (1)                3,946      4,718       7,266       15,940      25,925
                                   -----      -----       -----       ------      ------
          Total non
          performing loans         4,462      5,271       7,864       16,982      28,802
                                   -----      -----       -----       ------      ------

          Other real estate owned    271        638       3,866        8,884      11,655

          Loans held for sale        ---        ---         ---         ---        4,257
                                   ------    ------      ------       ------      ------
          Total
          nonperforming assets     $4,733    $5,909     $11,730      $25,866     $44,714
                                   ======    ======      ======       ======      ======

          Restructured loans       $1,658    $2,629      $2,898       $4,202      $6,875
                                   ------    ------      ------       ------      ------
          Nonperforming
          loans as a
          percent of gross
          loans                    0.63%      0.83%        1.31%       3.45%        5.71%
                                   -----      -----        -----      -----        -----
          Nonperforming
          assets as a
          percent of total
          assets                   0.43%      0.60%        1.26%       3.12%        5.54%
                                   ====       ====         ====        ====         ====

(1) Includes $.1 million, $.6 million, $1.1 million, $1.4 million, and $4.6 million of restructured loans at December 31, 1996, 1995, 1994, 1993, and 1992, respectively, which were included in nonaccrual loans as of such dates.

               Gross interest income that would have been recognized for the years ended December 31, 1996 and 1995 if nonperforming loans at the respective dates had been performing in accordance with their original terms approximated $518,000 and $597,000, respectively. The actual amount of interest that was collected on these loans during those periods and included in interest income approximated $44,000 and $63,000, respectively.

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

               Reserve for Possible Loan Losses. The reserve for possible loan losses is maintained at a level that management considers adequate to provide for potential loan losses based upon an evaluation of known and inherent risks in the loan portfolio. The reserve is increased by provisions for possible loan losses and by recoveries of loans previously charged-off and reduced by loan charge-offs. Determining an appropriate level of reserve for possible loan losses necessarily involves a high degree of judgment.

        For additional information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 hereof.

               The following table summarizes changes in the reserve for possible loan losses and other selected statistics for the periods presented.

                                                         Year Ending December 31,
                                            ----------------------------------------------------
                                                1996       1995       1994      1993       1992
                                                          (Dollars In Thousands)
       Average loans, net of unearned       $657,749   $612,481   $534,052  $494,288   $551,694
       discount                             ========   ========   ========  ========   ========

       Reserve for Possible loan losses,     $12,088    $13,719    $15,485   $15,971    $16,165
       beginning of year
       Charged-off loans
           Commercial                          1,252      2,097      2,396     3,568      6,150
           Real estate - commercial              228        690        682     1,285      1,786
           Real estate - residential             296        558        618     1,107        941
           Real estate - construction             --         --         63       111      1,180
           Consumer - instalment                 430        273        188       587        807
           Consumer - other                      619        464        346       861      1,962
                                                 ---        ---        ---       ---      -----
               Total charged-off loans         2,825      4,082      4,293     7,519     12,826
                                               -----      -----      -----     -----     ------
       Recoveries on loans previously
       charged off
           Commercial                            573        436        890     1,232        579
           Real estate - commercial              241        665        425       191          9
           Real estate - residential              31          3          2        41        128
           Real estate - construction             --         --         --        20        162
           Consumer - instalment                 171        169        133       182        183
           Consumer - other                      192        178        276       292        557
                                                 ---        ---        ---       ---        ---
               Total recoveries                1,208      1,451      1,726     1,958      1,618
                                               -----      -----      -----     -----      -----
       Net loans charged-off                   1,617      2,631      2,567     5,561     11,208
       Provision for loan losses               1,750      1,000        801     5,075     11,014
                                               -----      -----        ---     -----     ------
       Reserve for possible loan losses,
       end of period                         $12,221    $12,088    $13,719   $15,485    $15,971
                                             =======    =======    =======   =======    =======

       Net loans charged-off as a percent
         of average loans, net of unearned
         discount                               0.25%      0.43%      0.48%     1.13%      2.03%

       Reserve for possible loan losses
         as a percent of loans, net of
         unearned discount                      1.76       1.92       2.32      3.18       3.20

       Reserve for possible loan losses
         as a percent of nonperforming
         loans                                273.89     229.33     174.45     91.18      55.45

       Net loans charged-off as a percent
         of reserve for possible loan
         losses                                13.23      21.77      18.71     35.91      70.18
       Recoveries as a percent of
         charge-offs                           42.76      35.55      40.20     26.04      12.62


               The reserve for possible loan losses is allocated to various loan categories as part of the Bank's process for evaluating the adequacy of the reserve for possible loan losses. The following table sets forth certain information concerning the allocation of the Bank's reserve for possible loan losses by loan categories at December 31, 1996. For information about the percent of loans in each category to total loans, see "Lending Activities - Loan Portfolio Composition and Maturity."

                                                           Percent of Total
                                            Amount        Loans by Category
                                          ------------ ----------------------
                                               (Dollars In Thousands)
                   Commercial Loans           $3,656           2.88%
                   Real Estate Loans           6,788           1.55%
                   Consumer Loans              1,777           1.25%
                                               -----           ----
                      Total Loans            $12,221           1.76%
                                              ======           ====

               The Bank determines the level of the reserve for possible loan losses based on a number of factors. An individual analysis of all commercial, commercial real estate and construction loans above $25,000, as well as all internally classified loans is conducted and reserves are assigned for those loans which are determined to have certain weaknesses which make ultimate collection of both principal and interest uncertain. A portion of the reserve is allocated as a general reserve for those loans which are not individually reviewed. In conjunction with its review, management considers both internal and external factors which may affect the adequacy of the reserve for possible loan losses. Such factors may include, but are not limited to, industry trends, regional and national economic conditions, past estimates of possible loan losses as compared to actual losses, and historical loan losses. Management assesses the adequacy of the reserve for possible loan losses, and reviews that assessment quarterly with the Board of Directors. Management's assessment of the adequacy of the reserve for possible loan losses is reviewed periodically by the Company's independent public accountants.

               As of December 31, 1996, the reserve for possible loan losses totaled $12.2 million. Based on the processes described above, management believes that the level of the reserve for possible loan losses at December 31, 1996 is adequate. A review of the Bank's loan portfolio and its reserve for possible loan losses as of June 30, 1996 was also conducted by the Commonwealth of Massachusetts, Division of Banks. Notwithstanding the foregoing, since the level of the reserve is based on an estimate of future events, ultimate loan losses may vary from current estimates.


        Investment Activities

               The Bank's securities portfolio primarily consists of U.S. Treasury and U.S. Government Agency securities, mortgage-backed securities, and, to a lesser extent, securities issued by states, counties and municipalities. Most of these securities are A-rated (or equivalent) debt obligations with average lives of less than five years. Government and government agency securities entail a lesser degree of risk than loans made by the Bank by virtue of the guarantees that back them, require less capital under risk-based capital rules than non-insured or non-guaranteed mortgage loans, are more liquid than individual mortgage loans, and may be used to collateralize borrowings or other obligations of the Bank. However, these securities are subject to prepayment risk which could result in significantly less future income than would have been the case based on the contractual coupon rate and term. In addition the Bank had $4,800,000 in private issue mortgage backed securities at December 31, 1996. The Bank had no investments in marketable equity securities at December 31, 1996 or 1995, and presently has no intention to make investments in such securities.

               The Bank views its securities portfolio as a source of income and, with regard to maturing securities, liquidity. Interest payments generated from securities also provides a source of liquidity to fund loans and meet short-term cash needs. The Bank's securities portfolio is managed in accordance with the Rockland Trust Company Investment Policy adopted by the Board of Directors. Investments may be made by the Chief Executive Officer or the Chief Financial Officer with the approval of one additional member of the Asset/Liability Management Committee, subject to limits on the type, size and quality of all investments, which are specified in the Investment Policy. The Bank's Asset/Liability Management Committee, or its designee, is required to evaluate any proposed purchase from the standpoint of overall diversification of the portfolio.

               The investment portfolio includes securities which management intends to hold until maturity and securities available for sale. This classification of the securities portfolio is required by Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting For Certain Investments in Debt and Equity Securities," which the Bank adopted effective January 1, 1994.

               Securities held to maturity as of December 31, 1996 are carried at their amortized cost of $290.9 million and exclude gross unrealized gains of $1.2 million and gross unrealized losses of $3.2 million. A year earlier, securities held to maturity totaled $226.9 million, excluding gross unrealized gains of $2.1 million and gross unrealized losses of $1.6 million.

               Securities available for sale are carried at fair market value and unrealized gains and losses, net of the related tax effect, are recognized as a separate component of stockholders' equity. The fair market value of securities available for sale at December 31, 1996 totaled $26.4 million, and net unrealized losses totaled $135,000. A year earlier, securities available for sale were $32.6 million, with net unrealized losses of $60,000. In the fourth quarter of 1995, the Bank transferred $28.6 million of securities from held to maturity status to available for sale in accordance with the "FASB Special Report, A Guide to the Implementation of SFAS No. 115."

               The following table sets forth the amortized cost and percentage distribution of securities held to maturity at the dates indicated. For additional information, see Note 3 to the Consolidated Financial Statements included in Item 8 hereof.


                                                   At December 31,
                               --------------------------------------------------------
                                     1996                 1995              1994
                               ---------------- --------------------- -----------------
                               Amount     Percent    Amount    Percent   Amount  Percent
                               ------     -------    ------    -------   ------  -------
                                                   (Dollars in Thousands)
          U.S. treasury and
            government
            agency securities  $71,104    24.4%      $73,484    32.4%   $70,904    27.6%
          Mortgage-backed
            securities         193,854    66.7       128,361    56.6    157,197    61.2
          Collateralized
            mortgage
            obligations         19,526     6.7        17,473     7.7      24,259    9.5
          State. county, and
            municipal
            securities           5,410     1.9         6,578     2.9       3,425    1.3
          Other investment
            securities           1,000     0.3         1,000     0.4       1,000    0.4
                               -------   -----       -------   -----     -------  -----
                              $290,894   100.0%     $226,896   100.0%   $256,785  100.0%
                               =======   =====       =======   =====     =======  =====

                                       15

               The following table sets forth the fair market value and percentage distribution of securities available for sale at the dates indicated. For additional information, see Note 3 to the Consolidated Financial Statements included in Item 8 hereof.

                                                At December 31,
                               ---------------------------------------------------
                                    1996             1995              1994
                               ---------------- ---------------- -----------------
                               Amount   Percent  Amount  Percent  Amount  Percent
                               ------   -------  ------  -------  ------  -------
                                             (Dollars in Thousands)
          Mortgage-backed      $24,796   93.8%  $29,676   91.0%  $4,250  100.0%
          securities
          Collateralized
             mortgage
             obligations        $1,653   6.2%    $2,952   9.0%    ---     ---
                               -------  ------  -------  ------  ------  ------
                               $26,449  100.0%  $32,628  100.0%  $4,250  100.0%
                               =======  ======  =======  ======  ======  ======


               At December 31, 1996 and 1995, the Bank had no investment in obligations of individual states, counties or municipalities which exceeded 10% of stockholders' equity. In addition, there were no sales of securities in 1996, 1995, or 1994.


        Sources of Funds

               Deposits. Deposits obtained through Rockland's branch banking network have traditionally been the principal source of the Bank's funds for use in lending and for other general business purposes. The Bank has built a stable base of in-market core deposits from the residents of and businesses located in Southeastern Massachusetts. The Bank does not solicit nor accept brokered deposits. Rockland offers a range of demand deposits, NOW accounts, money market accounts, savings accounts and time certificates of deposit. Interest rates on deposits are based on factors which include loan demand, deposit maturities, and interest rates offered by competing financial institutions in the Bank's market area. The Bank believes it has been able to attract and maintain satisfactory levels of deposits based on the level of service it provides to its customers, the convenience of its banking locations, and its interest rates which are generally competitive with those of competing financial institutions.

               Rockland's branch locations are supplemented by the Bank's Trust/24 card which may be used to conduct various banking transactions at automated teller machines ("ATMs") maintained at each of the Bank's full-service offices and three additional locations. The Trust/24 card also allows customers access to the "NYCE" regional ATM network, as well as the "Cirrus" nationwide ATM network. These networks provide the Bank's customers access to their accounts through ATMs located throughout Massachusetts, the United States, and the world.

               The following table sets forth the average balances of the Bank's deposits for the periods indicated.

                                                Year Ended December 31,
                                ---------------------------------------------------------
                                        1996               1995                1994
                                ------------------ ------------------- ------------------
                                                (Dollars in Thousands)
                                 Amount   Percent     Amount    Percent   Amount  Percent
         Demand deposits       $161,475     18.9%   $153,142      18.7%  $141,533    18.5%
         Savings and NOW
           accounts             257,294     30.2%    261,302      32.0%   290,719    37.9%
         Money Market and
           Super NOW accounts   105,706     12.4%    110,431      13.5%   119,347    15.6%
         Time deposits          328,232     38.5%    292,206      35.8%   214,780    28.0%
                               ---------   ------   --------     -----   --------   -----
         Total                 $852,707    100.0%   $817,081     100.0%  $766,379   100.0%
                               =========   ======   ========     =====   ========   =====

               The Bank's interest-bearing time certificates of deposit of $100,000 or more totaled $45.9 million at December 31, 1996. The maturity of these certificates is as follows: $20.3 million within three months; $14.8 million over three through 12 months; and $10.8 million thereafter.

               Borrowings. Borrowings consist of short-term and intermediate-term obligations. Short-term borrowings consist primarily of federal funds purchased, assets sold under repurchase agreements, and treasury tax and loan notes. The Bank has established two unsecured federal funds lines totaling $20 million with Boston-based banks. The Bank also obtains funds under repurchase agreements. In a repurchase agreement transaction, the Bank will generally sell a security agreeing to repurchase either the same or a substantially identical security on a specified later date at a price slightly greater than the original sales price. The difference in the sale price and purchase price is the cost of the proceeds. The securities underlying the agreements are delivered to the dealer who arranges the transactions as security for the repurchase obligation. Payments on such borrowings are interest only until the scheduled repurchase date, which generally occurs within a period of 30 days or less. Repurchase agreements represent a non-deposit funding source for the Bank. However, the Bank is subject to the risk that the lender may default at maturity and not return the collateral. In order to minimize this potential risk, the Bank only deals with established investment brokerage firms when entering into these transactions. The Bank has repurchase agreements with five major brokerage firms. At December 31, 1996, the Bank had no outstanding balances under repurchase agreements.

               In July 1994, Rockland became a member of the Federal Home Loan Bank ("FHLB") of Boston. Among the many advantages of this membership, this affiliation provides the Bank with access to approximately $386 million of short-to-medium term borrowing capacity as of December 31, 1996, based on the Bank's assets at that time. At December 31, 1996, the Bank had $78 million outstanding in FHLB borrowings with initial maturities ranging from 2 to 9 months.

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

               The following table sets forth the Bank's borrowings at the dates indicated.

                                              At December 31,
                                     1996          1995          1994
                               -------------------------------------------
                                              (in Thousands)
           Federal funds purchased      $840       $4,060        $1,165
           Assets sold under
             repurchase agreements       ---          ---        25,420
           Treasury tax and loan
             notes                     2,296        4,031         3,802
           Federal Home Loan
             Bank borrowings          78,000        20,000        25,000
           Subordinated capital
             notes                       ---         4,843         4,965
                                      ------        ------        ------
                                     $81,136       $32,934       $60,352
                                      ======        ======        ======

               The following table presents certain information regarding the Bank's short-term borrowings at the dates and for the periods indicated.

                                           At or For the Year Ended December 31,
                                              ---------------------------------
                                                 1996       1995         1994
                                              ---------------------------------
                                                    (Dollars in Thousands)
           Balance outstanding at end of year  $3,136      $8,091    $30,387
           Average daily balance outstanding   26,534      18,995     18,034
           Maximum balance outstanding at
             any month-end                     44,545      63,988     30,387
           Weighted average interest rate
             for the year                        5.36%       5.74%      4.03%
           Weighted average interest rate
             at end of year                      5.35%       4.36%      5.74%



        Trust and Financial Services

               Rockland's Trust and Financial Services Division offers a variety of trust and financial services. Financial services, including assistance with investments, estate planning, custody services, employee benefit plans, and tax planning, are provided primarily to individuals and small businesses located in Southeastern Massachusetts. In addition, the Bank acts as executor or administrator of estates and as trustee for various types of trusts. As of December 31, 1996, the Trust and Financial Services Division maintained approximately 1,550 trust/fiduciary accounts, with an aggregate market value of over $438 million on that date. Income from the Trust and Financial Services Division amounted to $2.8 million and $2.4 million, for 1996 and 1995, respectively.

               Accounts maintained by the Trust and Financial Services Division consist of "managed" and "non-managed" accounts. "Managed accounts" are those accounts under custody for which Rockland has responsibility for administration and investment management and/or investment advice. "Non-managed" accounts are those accounts for which Rockland acts as a custodian. The Bank receives fees dependent upon the level and type of service(s) provided.

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

               The Federal Reserve has, by regulation, determined that certain activities are closely related to banking within the meaning of the BHCA. These activities include, but are not limited to, operating a mortgage company, finance company, credit card company, factoring company, trust company or savings association; performing certain data processing operations; providing certain securities brokerage services; acting as an investment or financial adviser; acting as an insurance agent for certain types of credit-related insurance; engaging in insurance underwriting under certain limited circumstances; leasing personal property on a full-payout, nonoperating basis; providing tax planning and preparation services; operating a collection agency and a credit bureau; providing consumer financial counseling; and providing certain courier services. The Federal Reserve also has determined that certain other activities, including real estate brokerage and syndication, land development, property management and, except under limited circumstances, underwriting of life insurance not related to credit transactions are not closely related to banking and are not a proper incident thereto.

               Interstate Banking Legislation. On September 24, 1994, President Clinton signed, and as of September 29, 1995, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act") became effective. The Interstate Act facilitates interstate branching by permitting (i) bank holding companies that are adequately capitalized and adequately managed to acquire banks outside their home states regardless of whether such acquisitions are permissible under the laws of the target bank's home state; (ii) commencing June 1, 1997, interstate bank mergers regardless of state law, unless a state specifically "opts out" or "opts in" after September 29, 1994 and prior to June 1, 1997; (iii) banks to establish new branches on an interstate basis provided the state of the new branch specifically permits such activity; (iv) foreign banks to establish, with regulatory approval, foreign branches outside their home state to the same extent as if they were national or state banks; and (v) affiliates of banks in different states to receive deposits, renew time deposits, close loans, service loans, and receive loan payments on loans and other obligations as agents for each other. Massachusetts has "opted in" to the interstate branching provisions of the Interstate Act. See discussion under "Massachusetts Law" elsewhere in this section. In October, 1996, the banking regulators of the six New England states signed a New England Cooperative Agreement facilitating and addressing the regulation of state banks with multistate operations in New England.

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

               The Company currently is in compliance with the above-described regulatory capital requirements. At December 31, 1996, the Company had Tier 1 capital and total capital equal to 10.89% and 12.15% of total risk-adjusted assets, respectively, and Tier 1 leverage capital equal to
        7.35 % of total assets. As of such date, Rockland complied with the applicable federal regulatory capital requirements, with Tier 1 capital and total capital equal to 10.73% and 11.99% of total risk-adjusted assets, respectively, and Tier 1 leverage capital equal to 7.23% of total assets.

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

               Massachusetts Law. Massachusetts law requires all Massachusetts bank holding companies (those companies which control, own, or have the power to vote 25% or more of the stock of each of two or more Massachusetts based banks) to receive prior written approval of the Massachusetts Board of Bank Incorporation to, among other things, acquire all or substantially all of the assets of a banking institution located within the Commonwealth of Massachusetts or to merge or consolidate with a Massachusetts bank holding company. The Company owns no voting stock in any banking institution other than Rockland. In addition, prior approval of the Board of Bank Incorporation is required before any Massachusetts bank holding company owning 25% or more of the stock of two banking institutions may acquire additional voting stock in those banking institutions equal to 5% or more. Generally, no approval to acquire a banking institution, acquire additional shares in an institution, acquire substantially all the assets of a banking institution or merge or consolidate with another bank holding company may be given if, as a result, the bank holding company would control in excess of 30% of the total deposits of all state and federally chartered banks in Massachusetts. Similarly, no bank which is not a member of the Federal Reserve can merge or consolidate with any other insured depository institution or, either directly or indirectly, acquire the assets of or assume the liability to pay any deposits made in any other depository institution except with the prior written approval of the FDIC.

               As noted above, Massachusetts "opted in" to the Interstate Act in 1996. As such, any out-of-state bank may engage, with the written approval of the Commissioner, in a merger transaction with a Massachusetts bank to the fullest extent permitted by the Interstate Act, provided that the laws of the home state of such out-of-state bank permit, under conditions no more restrictive than those imposed by Massachusetts, interstate merger transactions with Massachusetts banks, and provided further that the Massachusetts bank has been in existence for at least three years and the resulting bank would not control 30% or more of the total deposits of all state and federally chartered depository institutions in Massachusetts. The Commissioner may waive the latter two conditions, in his discretion. Such a merger transaction may also involve the acquisition of one or more branches of a Massachusetts bank and not the entire institution. With the prior written approval of the Commissioner, Massachusetts also permits the establishment of de novo branches in Massachusetts to the fullest extent permitted by the Interstate Act, provided the laws of the home state of such out-of-state bank expressly authorize, under conditions no more restrictive than those of Massachusetts, Massachusetts banks to establish and operate do novo branches in such state.

               With the prior written approval of the Massachusetts Board of Bank Incorporation, a bank holding company (as defined under the BHCA) whose principal operations are located in a state other than Massachusetts may acquire more than 5% of the voting stock of a Massachusetts bank or may merge with a Massachusetts bank holding company or a Massachusetts bank, provided that the Massachusetts Board of Bank Incorporation is satisfied that the transaction will not result in the out-of-state bank holding company holding or controlling more than 30% of the deposits of all state and federally chartered depository institutions in Massachusetts or such condition is affirmatively waived by the Board.

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

               Deposit Insurance Premiums. Rockland currently pays deposit insurance premiums to the FDIC based on a single, uniform assessment rate established by the FDIC for all BIF-member institutions. The assessment rates range from 0% to .27%. Under the FDIC's risk-based assessment system, institutions are assigned to one of three capital groups which assignment is based solely on the level of an institution's capital - "well capitalized, " "adequately capitalized," and "undercapitalized" - which are defined in the same manner as the regulations establishing the prompt corrective action system under
        Section 38 of the Federal Deposit Insurance Act ("FDIA"), as discussed below. These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with rates ranging from 0% for well capitalized, healthy institutions to .27% for undercapitalized institutions with substantial supervisory concerns. Rockland is presently "well capitalized" and as a result has no FDIC premium obligation as of January 1, 1997.

               The FDIC Board of Directors voted in 1996 to collect an assessment against BIF assessable deposits to be paid to the Financing Corporation (FICO). The Board stipulated that the FICO assessment rate that is applied to BIF assessable deposits must equal one-fifth of the rate that is applied to SAIF assessable deposits. The actual assessment rates are approximately 1.29 basis points, on an annual basis, for BIF assessable deposits and approximately 6.44 basis points for SAIF assessable deposits.

               Capital Requirements. The FDIC has promulgated regulations and adopted a statement of policy regarding the capital adequacy of state-chartered banks which, like Rockland, are not members of the Federal Reserve System. These requirements are substantially similar to those adopted by the Federal Reserve regarding bank holding companies, as described above.

               The FDIC's capital regulations establish a minimum 3.0% Tier 1 leverage capital requirement for the most highly-rated state-chartered, nonmember banks, with an additional cushion of at least 100 to 200 basis points for all other state-chartered, nonmember banks, which effectively will increase the minimum Tier 1 leverage capital ratio for such banks to 4.0% or 5.0% or more. Under the FDIC's regulations, the highest-rated banks are those that the FDIC determines are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and in general which are considered strong banking organizations, rated composite 1 under the Uniform Financial Institutions Rating System. A bank having less than the minimum leverage capital requirement shall, within 45 days of the date as of which it receives notice or is deemed to have notice that it is undercapitalized, submit to its FDIC regional director for review and approval a written capital restoration plan describing the means and timing by which the bank shall achieve its minimum leverage capital requirement. A bank which fails to file such plan with the FDIC is deemed to be operating in an unsafe and unsound manner, and could subject the bank to a cease and desist order from the FDIC. The FDIC's regulations also provide that any insured depository institution with a ratio of Tier 1 capital to total assets that is less than 2.0% is deemed to be operating in an unsafe or unsound condition pursuant to Section 8(a) of the FDIA and is subject to potential termination of deposit insurance. However, such an institution will not be subject to an enforcement proceeding thereunder solely on account of its capital ratios if it has entered into and is in compliance with a written agreement with the FDIC to increase its Tier 1 leverage capital ratio to such level as the FDIC deems appropriate and to take such other action as may be necessary for the institution to be operated in a safe and sound manner. The FDIC capital regulation also provides for, among other things, the issuance by the FDIC or its designee(s) of a capital directive, which is a final order issued to a bank that fails to maintain minimum capital to restore its capital to the minimum leverage capital requirement within a specified time period. Such directive is enforceable in the same manner as a final cease and desist order.

               Pursuant to the requirements of the FDIA, each federal banking agency has adopted or proposed regulations relating to its review of and revisions to its risk-based capital standards for insured institutions to ensure that those standards take adequate account of interest-rate risk, concentration of credit risk and the risks of non-traditional activities, as well as to reflect the actual performance and expected risk of loss on multi-family residential loans.

               Prompt Corrective Action. Under Section 38 of the FDIA, as amended by the Federal Deposit Insurance Corporation Improvement Act ("FDICIA"), each federal banking agency has broad powers to implement a system of prompt corrective action to resolve problems of institutions which it regulates which are not adequately capitalized. Under FDICIA, a bank shall be deemed to be (i) "well capitalized" if it has total risk-based capital of 10.0% or more, has a Tier 1 risk-based capital ratio of 6.0% or more, has a Tier 1 leverage capital ratio of 5.0% or more and is not subject to any written capital order or directive; (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more, a Tier 1 leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized";
        (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, or a Tier 1 risk-based capital ratio that is less than 4.0% or a Tier 1 leverage capital ratio of less than 4.0% (3.0% under certain circumstances); (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, or a Tier 1 risk-based capital ratio that is less than 3.0%, or a Tier 1 leverage capital ratio that is less than 3.0%; and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. FDICIA also specifies circumstances under which a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized). As of December 31, 1996, Rockland was deemed a "well-capitalized institution" for this purpose.

               Brokered Deposits. FDICIA restricts the use of brokered deposits by certain depository institutions. Well capitalized insured depository institutions may solicit and accept, renew or roll over any brokered deposit without restriction. Adequately capitalized insured depository institutions may not accept, renew or roll over any brokered deposit unless they have applied for and been granted a waiver of this prohibition by the FDIC. Undercapitalized insured depository institutions may not (i) accept, renew or roll over any brokered deposit or (ii) solicit deposits by offering an effective yield that exceeds by more than 75 basis points the prevailing effective yields on insured deposits of comparable maturity in such institution's normal market area or in the market area in which such deposits are being solicited. While Rockland can solicit and accept brokered deposits, the Bank historically has not relied upon brokered deposits as a source of funding and, at December 31, 1996, the Bank did not have any brokered deposits. See "Sources of Funds - Deposits. "

               Safety and Soundness. In August, 1995, the FDIC adopted regulations pursuant to FDICIA relating to operational and managerial safety and soundness standards for financial institutions relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees, and benefits. The standards are to serve as guidelines for institutions to help identify potential safety and soundness concerns. If an institution fails to meet any safety and soundness standard, the FDIC may require it to submit a written safety and soundness compliance plan within thirty (30) days following a request therefor, and if it fails to do so or fails to correct safety and soundness deficiencies, the FDIC may take administrative enforcement action against the institution, including assessing civil money penalties, issuing supervisory orders and other available remedies.

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

               Regulatory Enforcement Authority. The Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") included substantial enhancement to the enforcement powers available to federal banking regulators, This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions against banking organizations and institution-affiliated parties, as defined. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inaction's may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities. FIRREA significantly increased the amount of and grounds for civil money penalties and requires, except under certain circumstances, public disclosure of final enforcement actions by the federal banking agencies.

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

               State Taxation. The Commonwealth of Massachusetts imposes a tax on the Massachusetts net income of banks at a rate of 11.72% as of December 31, 1996. As a result of legislation in 1995, the state tax rate for financial institutions and their related corporations will be gradually reduced to 10.5% by January 1, 1999. In addition, the Company is subject to an excise tax at the rate of .26% of its net worth. The Bank's security corporation subsidiary is, for state tax purposes, taxed at a rate of 1.32% of its gross income. Massachusetts net income for banks is generally similar to federal taxable income except deductions with respect to the following items are generally not allowed: (i) dividends received, (ii) losses sustained in other taxable years, and
        (iii) income or franchise taxes imposed by other states. The Company is permitted to carry a percentage of its losses forward for not more than five years, while Rockland is not permitted to carry its losses forward or back for Massachusetts tax purposes.

               For additional information, see Note 8 of the Notes to Consolidated Financial Statements included in Item 8 hereof.


        Item 2.        Properties

               At February 28, 1997, the Bank conducted its business from its headquarters and main office at 288 Union Street, Rockland, Massachusetts, and 32 other branch offices located in Southeastern Massachusetts in Plymouth County, Bristol County and Norfolk County. In addition to its main office, the Bank owns four of its branch offices and leases the remaining 28 offices. Of the branch offices which are leased by the Bank, 16 have remaining lease terms, including options renewable at the Bank's option, of five years or less, eleven have remaining lease terms of greater than five years and less than 10 years, and one has a remaining lease term of 10 years or more. The Bank's aggregate rental expense under such leases was $1.6 million in 1996. Certain of the Bank's branch offices are leased from companies with whom directors of the Company are affiliated. The Bank leases space for its Trust and Financial Services Division in a building in Hanover, Massachusetts developed by a joint venture consisting of the Bank and A.
        W. Perry, Inc., and in Attleboro. It also leases office space in two buildings in Rockland, Massachusetts for administrative purposes as well as space in four additional facilities used as lending centers. At December 31, 1996, the net book value of the property and leasehold improvements of the offices of the Bank amounted to $5.7 million. The Bank's properties which are not leased are owned free and clear of any mortgages. The Bank believes that all of its properties are well maintained and are suitable for their respective present needs and operations. For additional information regarding the Bank's lease obligations, see Note 12 to the Consolidated Financial Statements, included in Item 8 hereof.

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

        Item 4.       Submission of Matters to a Vote of Security Holders

               Not applicable

        PART II

        Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

               The information required herein is incorporated by reference from page 40 of the Company's 1996 Annual Report to Stockholders ("Annual Report"), which is included herein as Exhibit 13. The Registrant did not sell any unregistered equity securities during the year-ended December 31, 1996.

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

        Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

               None

        PART III

        Item 10.      Directors and Executive Officers of the Registrant

               The information required herein is incorporated by reference from the Company's definitive proxy statement (the "Proxy Statement") relating to its 1997 Annual Meeting of Stockholders filed with the Commission on March 20, 1997.

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

               Report of Independent Public Accountants

               Consolidated balance sheets as of December 31, 1996 and 1995

               Consolidated statements of income for each of the years in the three year period ended December 31, 1996

               Consolidated statements of cash flows for each of the years in the three year period ended December 31, 1996

               Notes to Consolidated Financial Statements

               (a)(2) There are no financial statement schedules filed herewith.

               All information required by financial statement schedules is disclosed in Notes to Consolidated Financial Statements or is not applicable to the Company.

               (a)(3)  The following exhibits are filed as part of this report.

                                           EXHIBIT INDEX

               No.           Exhibit                                    Page
              ----           -------                                    ----
               3.(i)         Restated Articles of Organization, as        (5)
                                  amended to date

               3.(ii)        Bylaws of the Company, as amended            (1)
                                  to date

               4.1           Specimen Common Stock Certificate            (4)

               4.2           Specimen Preferred Stock Purchase            (2)
                                  Rights Certificate

               4.3           Amended and Restated Independent             (6)
                                  Bank Corp. 1987 Incentive Stock
                                  Option Plan ("Stock Option Plan").
                                  (Management contract under Item
                                  601(10)(iii)(A).

                 No.         Exhibit                                    Page
               -------       ------------------------------------       ----
                 4.4         Independent Bank Corp. 1996                  (8)
                             Non-Employee Directors' Stock
                             Option Plan (Management contract
                             under Item 901(10)(iii)(A)).

                 4.5         Independent Bank Corp. 1997                  (9)
                             Employee Stock Option Plan
                             (Management contract under
                             Item 601 (10)(iii)(A)).


               10.1          Second amended and Restated                  (7)
                                  Employment Agreement between the
                                  Company, Rockland and Douglas H.
                                  Philipsen, dated February 21, 1996
                                  ("Philipsen Employment Agreement").
                                  (Management contract under Item
                                  601(10)(iii)(A)).

               10.2          Second amended and Restated                  (7)
                                  Employment Agreement between
                                  Rockland Trust Company and Richard
                                  F. Driscoll, dated January 19, 1996
                                  (the "Driscoll Agreement").
                                  Employment Agreements between
                                  Rockland and Richard J. Seaman,
                                  Ferdinand T. Kelley, S. Lee Miller, and
                                  Raymond G. Fuerschbach are
                                  substantially similar to the Driscoll
                                  agreement. (Management contract
                                  under Item 601(10)(iii)(A)).

               10.3          Rockland Trust Company Deferred              (3)
                                  Compensation Plan for Directors, as
                                  Amended and Restated dated September
                                  1992. (Management contract under Item
                                  601(10)(iii)(A)).

               10.4          Stockholders Rights Agreement, dated         (2)
                                  January 24, 1991, between the Company
                                  and Rockland, as Rights Agent

               10.5          Master Securities Repurchase                 (3)
                                  Agreement

               13            Annual Report to Stockholders              E - 37

               21            Subsidiaries of the Registrant               (3)

               23            Consent of Independent Public              E - 82
                                  Accountants

               27            Financial Data Schedule                    E - 84


                            (Footnotes on next page)

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

        (7) Incorporated by reference from the Company's report on Form 10-K for the year ended December 31, 1995.

        (8) Incorporated by reference from the Company's definitive Proxy Statement for the 1996 Annual Meeting of Stockholders filed with the Commission on March 19, 1996.

        (9) Incorporated by reference from the Company's definitive Proxy Statement for the 1997 Annual Meeting of Stockholders filed with the Commission on March 20, 1997.

               (b) There were no reports on Form 8-K filed by the Company during the three months ended December 31, 1996.

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

                                                INDEPENDENT BANK CORP.



        Date: March 13, 1997                    /s/ John F. Spence, Jr.
                                                ---------------------------
                                                John F. Spence, Jr.
                                                Chairman of the Board and Chief
                                                Executive Officer


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


        /s/ Richard S. Anderson                           Date:  March 13, 1997
        -----------------------
        Richard S. Anderson
        Director


        /s/ Donald K. Atkins                              Date:  March 13, 1997
        --------------------
        Donald K. Atkins
        Director


        /s/ W. Paul Clark                                 Date:  March 13, 1997
        -----------------
        W. Paul Clark
        Director


        /s/ Robert  L. Cushing                            Date:  March 13, 1997
        ----------------------
        Robert L. Cushing
        Director

        /s/ Benjamin A. Gilmore, II                       Date:  March 13, 1997
        ---------------------------
        Benjamin A. Gilmore, II
        Director


        /s/ Lawrence M. Levinson                          Date:  March 13, 1997
        ------------------------
        Lawrence M. Levinson
        Director


        /s/ Douglas H. Philipsen                          Date:  March 13, 1997
        ------------------------
        Douglas H. Philipsen
        Director and President


        /s/ Richard H. Sgarzi                             Date:  March 13, 1997
        ---------------------
        Richard H. Sgarzi
        Director


        /s/ Robert J. Spence                              Date:  March 13, 1997
        ---------------------
        Robert J. Spence
        Director


        /s/ William J. Spence                             Date:  March 13, 1997
        ---------------------
        William J. Spence
        Director


        /s/ Brian S. Tedeschi                             Date:  March 13, 1997
        ---------------------
        Brian S. Tedeschi
        Director


        /s/ Thomas J. Teuten                              Date:  March 13, 1997
        --------------------
        Thomas J. Teuten
        Director


        /s/ Richard J. Seaman                             Date:  March 13, 1997
        ---------------------
        Richard J. Seaman
        Chief Financial Officer and Treasurer
        (principal financial and accounting officer)