Form 10-Q
period 1997-03-31
INDEPENDENT BANK CORP
filed 1997-05-14
CIK 776901

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997
                         Commission File Number: 1-9047

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

                        Yes   X             No


         As of May 1,1997 there were 14,624,387 shares of the issuer's common stock outstanding.

                                      INDEX


PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

             Consolidated Balance Sheets - March 31, 1997 and
                  December 31, 1996

             Consolidated Statements of Income - Three months ended March 31,
                  1997 and 1996

             Consolidated Statements of Cash Flows - Three months ended
                  March 31, 1997 and 1996

             Notes to Consolidated Financial Statements - March 31, 1997

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II.  OTHER INFORMATION

Item 1.      Legal Proceedings

Item 2.      Changes in Securities

Item 3.      Defaults Upon Senior Securities

Item 4.      Submission of Matters to a Vote of Security Holders

Item 5.      Other Information

Item 6.      Exhibits and Reports on Form 8-K

PART 1  FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------

                             INDEPENDENT BANK CORP.
                           CONSOLIDATED BALANCE SHEETS
                           (Unaudited - in thousands)

                                                                          MARCH 31,         DECEMBER 31,
                                                                             1997               1996
                                                                      ---------------------------------------
ASSETS
  Cash and Due From Banks                                                        $47,867             $52,836
 Federal Funds Sold and Assets Purchased Under Resale Agreements                   2,911                 650
  Securities Held To Maturity                                                    301,182             290,894
  Securities Available For Sale                                                   23,420              26,449
  Federal Home Loan Bank Stock                                                     8,043               7,558
  Loans, Net of Unearned Discount                                                715,714             695,406
   Less: Reserve for Possible Loan Losses                                       (12,146)            (12,221)
-------------------------------------------------------------------------------------------------------------
      Net Loans                                                                  703,568             683,185
-------------------------------------------------------------------------------------------------------------
  Bank Premises and Equipment                                                     11,185              10,642
  Other Real Estate Owned                                                            546                 271
  Other Assets                                                                    20,045              20,308
-------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                  $1,118,767          $1,092,793
=============================================================================================================
LIABILITIES
  Deposits
    Demand Deposits                                                             $164,621            $176,887
    Savings and NOW Accounts                                                     252,966             257,819
    Money Market and Super NOW Accounts                                          101,797             107,084
    Time Certificates of Deposit over $100,000                                    46,830              45,866
    Other Time Deposits                                                          343,156             330,916
-------------------------------------------------------------------------------------------------------------
      Total Deposits                                                             909,370             918,572
-------------------------------------------------------------------------------------------------------------
  Federal Funds Purchased and Assets
     Sold Under Repurchase Agreements                                             23,512                 840
  Federal Home Loan Bank Borrowings                                               83,000              78,000
  Treasury Tax and Loan Notes                                                      4,225               2,296
  Other Liabilities                                                               15,752              11,975
-------------------------------------------------------------------------------------------------------------
      Total Liabilities                                                        1,035,859           1,011,683
-------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
  Common Stock, $.01 par value Authorized: 30,000,000 Shares
    Outstanding: 14,621,887 Shares at March 31, 1997
      and 14,604,501 at  December 31, 1996                                           146                 146
  Surplus                                                                         44,494              44,433
  Retained Earnings                                                               38,493              36,666
 Unrealized Loss on Securities Available For Sale, Net of Tax                      (225)               (135)
-------------------------------------------------------------------------------------------------------------
      Total Stockholders' Equity                                                  82,908              81,110
-------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                      $1,118,767          $1,092,793
=============================================================================================================


                             INDEPENDENT BANK CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
                           (Unaudited - in thousands)


                                                                        THREE MONTHS ENDED
                                                                    MARCH 31,           MARCH 31,
                                                                       1997                  1996
---------------------------------------------------------------------------------------------------
INTEREST INCOME
   Interest on Loans                                                   $15,230             $14,157
   Interest and Dividends on Securities                                  5,369               4,324
   Interest on Federal Funds Sold
     and Repurchase Agreements                                              27                  78
   Interest on Interest Bearing Deposits                                     0                   5
---------------------------------------------------------------------------------------------------
      Total Interest Income                                             20,626              18,564
---------------------------------------------------------------------------------------------------
INTEREST EXPENSE
   Interest on Deposits                                                  7,383               6,879
   Interest on Borrowed Funds                                            1,416                 820
---------------------------------------------------------------------------------------------------
      Total Interest Expense                                             8,799               7,699
---------------------------------------------------------------------------------------------------
   Net Interest Income                                                  11,827              10,865
---------------------------------------------------------------------------------------------------
PROVISION FOR POSSIBLE LOAN LOSSES                                         500                 250
---------------------------------------------------------------------------------------------------
   Net Interest Income After Provision
      For Possible Loan Losses                                          11,327              10,615
---------------------------------------------------------------------------------------------------
NON-INTEREST INCOME
   Service Charges on Deposit Accounts                                   1,426               1,389
   Trust and Investment Services Income                                    731                 623
   Mortgage Banking Income                                                 667                 724
   Other Non-Interest Income                                               333                 407
---------------------------------------------------------------------------------------------------
      Total Non-Interest Income                                          3,157               3,143
---------------------------------------------------------------------------------------------------
NON-INTEREST EXPENSES
   Salaries and Employee Benefits                                        4,671               5,455
   Occupancy Expenses                                                      953                 878
   Equipment Expenses                                                      684                 644
   Other Non-Interest Expenses                                           3,480               2,710
---------------------------------------------------------------------------------------------------
      Total Non-Interest Expenses                                        9,788               9,687
---------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                               4,696               4,071
PROVISION FOR INCOME TAXES                                               1,699               1,494
---------------------------------------------------------------------------------------------------
NET INCOME                                                              $2,997              $2,577
===================================================================================================
NET INCOME PER SHARE                                                     $0.20               $0.18
===================================================================================================
Weighted average common and common
   equivalent shares outstanding                                    14,887,141          14,688,060
===================================================================================================


                             INDEPENDENT BANK CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited - in thousands)

                                                                                   THREE MONTHS ENDED MARCH 31,
                                                                                   1997                      1996
                                                                          ------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                                        2,997                   2,577
  ADJUSTMENTS TO RECONCILE NET INCOME TO
    NET CASH PROVIDED FROM OPERATING ACTIVITIES:
    Depreciation and amortization                                                     939                     821
    Provision for loan losses                                                         500                     250
    Loans originated for resale                                                   (10,208)                (11,104)
    Proceeds from mortgage loan sales                                              10,213                  11,118
    Gain (loss) on sale of mortgages                                                    5                     (14)
    Gain on origination of mortgage servicing rights FAS 122                          (88)                   (115)
    Changes in assets and liabilities:
       Decrease in other assets                                                        72                     456
       Increase in other liabilities                                                3,722                   3,732
------------------------------------------------------------------------------------------------------------------
TOTAL ADJUSTMENTS                                                                   5,155                   5,144
------------------------------------------------------------------------------------------------------------------
    NET CASH PROVIDED FROM OPERATING ACTIVITIES                                     8,152                   7,721
------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from maturities of Investment
      Securities                                                                  13,631                  24,833
    Purchase of Investment Securities                                            (21,788)                (56,094)
    Net increase in Loans                                                        (21,015)                (19,175)
    Proceeds from sale of OREO                                                        --                     188
    Investment in Bank Premises and Equipment                                     (1,126)                   (719)
------------------------------------------------------------------------------------------------------------------
    NET CASH PROVIDED USED IN INVESTING ACTIVITIES                               (30,298)                (50,967)
------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net decrease in Deposits                                                       (9,202)                (40,109)
    Net increase in Federal Funds Purchased
      and Assets Sold Under Repurchase Agreements                                  22,672                  27,959
    Net increase  in FHLB Borrowings                                                5,000                  16,500
    Net increase  in TT&L Notes                                                     1,929                     124
    Net decrease in Capital Notes                                                      --                      (9)
    Dividends Paid                                                                 (1,022)                   (725)
    Proceeds from stock issuance                                                       61                     120
------------------------------------------------------------------------------------------------------------------
    NET CASH PROVIDED FROM FINANCING ACTIVITIES                                    19,438                   3,860
    NET DECREASE IN CASH AND CASH EQUIVALENTS                                      (2,708)                (39,386)
    CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE YEAR                         53,486                  80,354
------------------------------------------------------------------------------------------------------------------
    CASH AND CASH EQUIVALENTS AS OF MARCH 31,                                      50,778                  40,968
==================================================================================================================


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997 or any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.


RECENT ACCOUNTING DEVELOPMENTS

         The Financial Accounting Standards Board (FASB) issued Statement 128, Earnings per Share (EPS) in the first quarter of 1997. Statement 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. Statement 128 simplifies the calculation of EPS and replaces primary EPS with basic EPS. Basic EPS is computed by dividing reported earnings available to common stockholders by the weighted average shares outstanding. Fully diluted EPS has been modified and replaced with diluted EPS. Early application is prohibited, although the footnote disclosure of pro forma EPS amounts computed under the new Statement is permitted.

The pro forma impact of Statement 128 is shown below:


                                                   Quarter Ended March 31
                                                1997                   1996
Net Income
                                                  $2,997                 $2,577
                                           ==============           ============
Primary:
Weighted average shares (Basic)                14,614,757             14,523,073
Common stock equivalents                          272,384                164,987
                                           --------------           ------------
Primary weighted average shares                14,887,141             14,688,060
                                           ==============           ============
Primary earnings per share reported                 $0.20                  $0.18
                                           ==============           ============
Proforma basic earnings per share                   $0.21                  $0.18
                                           ==============           ============
Proforma diluted earnings per share                 $0.20                  $0.18
                                           ==============           ============

Item 2. Management's' Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                      FOR THE QUARTER ENDED MARCH 31, 1997


SUMMARY

         For the three months ended March 31, 1997, Independent Bank Corp. (the Company) recorded net income of $2.99 million, or $0.20 per share, compared with net income of $2.6 million, or $0.18 per share, for the same period last year. This improvement in 1997 is primarily due to increased net interest income.

         Interest income associated with loan growth and increased purchases of investment securities, primarily offset by interest expense on increased deposits , contributed to an increase in net interest income of $962,000 to $11.8 million in 1997 from $10.9 million in 1996. The provision for loan losses increased to $500,000 for the first three months of 1997 compared with $250,000 for the same period last year. Non-interest income and expense were relatively unchanged.

         The annualized consolidated returns on average equity and average assets for the first three months of 1997 were 14.55% and 1.09%, respectively. This compares to annualized consolidated returns on average equity and average assets for the first three months of 1996 of 14.05% and 1.06%, respectively.

         As of March 31, 1997, total assets amounted to $1.1 billion, an increase of $26.0 million over the 1996 year end balance. Loans, net of unearned discount, increased $20.3 million, or 2.9%, since year end 1996 with growth in the real estate and installment loan categories. Deposit balances have decreased by $9.2 million since year end 1996, reflecting normal seasonal fluctuations. Loan demand and an increase in the investment portfolio were funded with borrowings and repurchase agreements.

         Nonperforming assets totaled $4.8 million as of March 31, 1997 compared to $4.7 million at December 31, 1996. Nonperforming assets for both periods represent 43 basis points of total assets.



NET INTEREST INCOME

         The discussion of net interest income which follows is presented on a fully tax-equivalent basis. Net interest income for the three months ended March 31, 1997, amounted to $11.9 million, an increase of $931,000, or 8.5%, from the comparable 1996 time frame. The Company's interest rate spread (the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities) decreased by 11 basis points. This is due to the Company's decision to expand the securities portfolio in addition to recording strong loan growth, financed by borrowings, repurchase agreements and consumer certificates of deposit, to take advantage of a strong capital position. While these funding and investment actions increased net interest income, the net interest margin ( net interest income as a percent of average interest earning assets) reflects the lower net interest spread on such transactions.

         The average balance of interest-earning assets for the first three months of 1997 was $119.1 million, or 13.0%, higher than the comparable 1996 time frame, while the average balance of interest-bearing liabilities was $113.5 million, or 15.5%, higher. The Company's net interest margin for the first three months of 1997 was 4.60% as compared to 4.79% for the comparable 1996 time frame.

         Income from interest-earning assets amounted to $20.7 million for the three months ended March 31, 1997, an increase of $2.0 million, or 10.9%, from the first three months of 1996. The average balance of taxable investment securities increased by $56.5 million and the average balance of loans, net of unearned discount, increased $68.0 million, or 10.7% resulting from increases in both the residential and commercial real estate portfolios and indirect automobile lending.

         Interest income is impacted by changes in market rates of interest due to variable and floating rate loans in the Company's portfolio. At March 31, 1997, loans having interest rates which adjust in accordance with changes in the Company's base lending rate or other market indices amounted to approximately $243.6 million, or 34.0% of loans, net of unearned discount.

         Interest income is also impacted by the amount of non-performing loans. The amount of interest due, but not recognized, on non-performing loans amounted to approximately $81,000 for the three months ended March 31, 1997, compared to $126,000 for the three months ended March 31, 1996.

         Average interest bearing deposits increased by $62.8 million, or 9.3%, for the first three months of 1997 over the same period last year, primarily in the consumer certificate of deposit category. For the three months ended March 31, 1997, average borrowings were $50.7 million, or 93.0%, higher than the first three months of 1996. Interest expense on deposits and borrowings increased by $1.1 million, or 14.3%, to $8.8 million in the first quarter of 1997 as compared to the same period last year.

PROVISION FOR POSSIBLE LOAN LOSSES

         The provision for possible loan losses represents the charge to expense that is required to fund the reserve for possible loan losses. The level of the reserve for possible loan losses is determined by management of the Company based upon known and anticipated circumstances and conditions. An analysis of individual loans and the overall risk characteristics and size of the different loan portfolios is conducted on an ongoing basis. In addition, the Company considers industry trends, regional and national economic conditions, past estimates of possible losses as compared to actual losses, and historical loss patterns. Management assesses the adequacy of the reserve for possible loan losses and reviews that assessment quarterly with the Board of Directors.

         For the three months ended March 31, 1997, Management increased the provision for possible loan losses, consistent with the level of loan growth experienced, to $500,000 as compared to $250,000 for the same period last year. For the first three months of 1997, loans charged-off, net of recoveries of loans previously charged-off, amounted to $574,000 as compared to $360,000 for the comparable 1996 time frame.

         As of March 31, 1997, the ratio of the reserve for possible loan losses to loans, net of unearned discount, was 1.70%, as compared to the 1996 year-end level of 1.76%. The ratio of the reserve for possible loan losses to non-performing loans was 283.3% at March 31, 1997, higher than the 273.9% coverage recorded at year end.

NON-INTEREST INCOME

         Non-interest income for the three months ended March 31, 1997 was $3.2 million, compared to $3.1 million for the same period in 1996. Income from Trust and Financial Services increased by $108,000, or 17.3%, due to an increase in funds under management and a strong securities market. The March 1996 quarter included a non-recurring recovery of $95,000 associated with a former real estate owned property.


NON-INTEREST EXPENSES

         Non-interest expenses totaled $9.8 million for the three months ended March 31, 1997, a $101,000 increase from the comparable 1996 period. Salaries and employee benefits decreased by $784,000, or 14.4%. As previously reported, in connection with a change in the Bank's pension plan which was effective January 1, 1997, the Corporation recognized $394,000 of previously accrued pension liability as a credit to salaries and benefits during the quarter. As a result of this change in the Bank's pension plan to a defined contribution plan, no pension expense was recognized in the first quarter of 1997. The remainder of the decrease in salaries and employee benefits is due to the transfer of sixty-nine employees to the Company's third party data processing provider, as a result of a facilities management agreement enacted in the first quarter last year.

         Other non-interest expenses for the first three months of 1997 increased $770,000 to $3.5 million from $2.7 million in the first quarter of 1996. This increase is associated with the data processing conversion completed in the first quarter of 1997 and is due to a combination of conversion costs and a full quarter of the data processing facilities management fee in 1997.


INCOME TAXES

         The Company records income tax expense pursuant to Statement of Financial Accounting Standards No. 109, "Accounting For Income Taxes". The Company evaluates the deferred tax asset and the valuation reserve on a quarterly basis. The Company's effective tax rates for the three months ended March 31, 1997 and 1996 were 36.2% and 36.7% respectively.


ASSET/LIABILITY MANAGEMENT

         The principal objective of the Company's asset/liability management strategy is to reduce the vulnerability of the Company to changes in interest rates. This is accomplished by managing the volume of assets and liabilities maturing, or subject to repricing, and by adjusting rates in relation to market conditions to influence volumes and spreads.

         The effect of interest rate volatility on net interest income is minimized when the interest sensitivity gap (the difference between assets and liabilities that reprice within a given time period) is the smallest. Given the inherent uncertainty of future interest rates, Rockland Trust Company's (the Bank or Rockland) Asset/Liability Management Committee evaluates the interest sensitivity gap and executes strategies, which may include off-balance sheet activities, in an effort to minimize the Company's exposure to interest rate movements while providing adequate earnings in the most plausible future interest rate environments.

         Beginning in 1992, Rockland entered into interest rate swap agreements as a hedge against stable or declining interest rates. As of March 31, 1997, the Bank had interest rate swap agreements with a total notional value of $90 million. These swaps were arranged through two international banking institutions and have initial maturities ranging from three to five years. The Bank receives fixed rate payments and pays a variable rate of interest tied to 3-month LIBOR.

         In May 1995, Rockland also purchased two 2-year interest rate caps with a total notional value of $70 million. The caps will pay the Bank the difference between LIBOR and the cap level if LIBOR exceeds the cap level at any of the quarterly reset dates. If LIBOR remains below the cap level, no payment is made to the Bank.


LIQUIDITY AND CAPITAL

         Liquidity, as it pertains to the Company, is the ability to generate cash in the most economical way, in order to meet ongoing obligations to pay deposit withdrawals and to fund loan commitments. The Company's primary sources of funds are deposits, borrowings, and the amortization, prepayment, and maturities of loans and investments.

         A strong source of liquidity is the Company's core deposits, those deposits which management considers, based on experience, not likely to be withdrawn in the near term. The Company utilizes its extensive branch banking network to attract retail customers who provide a stable source of core deposits. The Company has established five repurchase agreements with major brokerage firms as potential sources of liquidity. On March 31, 1997 the Company had $23.5 million outstanding under such lines. In addition, as a member of the Federal Home Loan Bank, Rockland has access to approximately $400 million of borrowing capacity. At March 31, 1997, the Company had $83 million outstanding under such lines. The Company actively manages its liquidity position under the direction of the Bank's Asset/Liability Management Committee. Periodic review under formal policies and procedures is intended to ensure that the Company will maintain access to adequate levels of available funds. At March 31, 1997, the Company's liquidity position was well above policy guidelines.


CAPITAL RESOURCES AND DIVIDENDS

         The Company and Rockland are subject to capital requirements established by the Federal Reserve Board and the FDIC, respectively. One key measure of capital adequacy is the risk-based ratio for which the regulatory agencies have established minimum requirements of 4.00% and 8.00% for Tier 1 risk-based capital and total risk-based capital, respectively. As of March 31, 1997, the Company had a Tier 1 risked-based capital ratio of 10.83% and a total risked-based capital ratio of 12.08%. Rockland had a Tier 1 risked-based capital ratio of 10.65% and a total risked-based capital ratio of 11.90% as of the same date.

         An additional capital requirement of a minimum 4.00% Tier 1 leverage capital is mandated by the regulatory agencies. As of March 31, 1997, the Company and the Bank had Tier 1 leverage capital ratios of 7.33% and 7.20%, respectively.

         In March, the Company's Board of Directors declared a cash dividend of $.08 per share to shareholders of record as of March 28, 1997. This dividend was paid on April 11, 1997. On an annualized basis, the dividend payout ratio amounted to 40.3% of the trailing four quarters earnings.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders  - None

Item 5.  Other Information

                      The financial information detailed below is included hereafter in this report:

                      Consolidated Statements of Changes in Stockholders' Equity
                           Three months ended March 31, 1997 and the year ended December 31, 1996

                      Consolidated Average Balance Sheet and Average Rate Data Three months ended March 31, 1997 and 1996.

Item 6.  Exhibits and Reports on Form 8-K

                      (a) Exhibits

                             No                               Page
                             --                               ----
                             27 Financial Data Schedule       E-1

                      (b) Reports on Form 8-K

                          The Company did not file any reports on Form 8-K during the quarter ended March 31, 1997.

                             INDEPENDENT BANK CORP.
                       CONSOLIDATED STATEMENTS OF CHANGES
                             IN STOCKHOLDERS' EQUITY
                           (Unaudited - in thousands)


                                                                                                   UNREALIZED
                                                                                                   GAIN (LOSS)
                                                        COMMON                      RETAINED        INVESTMENTS
                                                        STOCK     SURPLUS           EARNINGS         AVAILABLE         TOTAL
-----------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1996                                 145        43,777           28,710            (60)        72,572

Net Income                                                                           11,597                        11,597

Dividends Declared                                                                  (3,641)                       (3,641)
Common Stock Sold Under Dividend
Reinvestment & Stock Purchase Plan                         1           497                                            498

Stock options Exercised 10,000 shares                                  105                                            105

Effect of sold options                                                  54                                             54
Unrealized Gain (Loss) on Investments
Available for Sale                                                                                     (75)          (75)
--------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1996                               146        44,433           36,666           (135)        81,110
==========================================================================================================================

Balance, January 1, 1997                                 146        44,433           36,666           (135)        81,110

Net Income                                                                            2,997                         2,997

Dividends Declared                                                                  (1,170)                       (1,170)

Stock Options Exercised 31,734 shares                                   61                                             61
Unrealized Gain (loss) on Investments
Available for Sale                                                                                      (90)          (90)
--------------------------------------------------------------------------------------------------------------------------

Balance, March 31, 1997                                  146        44,494           38,493           (225)        82,908
==========================================================================================================================


                             INDEPENDENT BANK CORP.

                       SUPPLEMENTAL FINANCIAL INFORMATION

            CONSOLIDATED AVERAGE BALANCE SHEET AND AVERAGE RATE DATA

                           (Unaudited - in thousands)


                                                               AVERAGE           INTEREST
                                                             OUTSTANDING          EARNED/            AVERAGE
                                                               BALANCE             PAID               YIELD
FOR THE THREE MONTHS ENDED MARCH 31,                            1997               1997               1997
                                                            ------------       ------------       ------------
   Interest-Earning Assets
      Taxable Investment Securities                             $323,950             $5,311          6.56%
      Non-taxable Investment Securities                            6,029                 86          5.71%
      Loans, net of Unearned Discount                            703,318             15,282          8.69%
      Federal Funds Sold and Assets
        Purchased Under Resale Agreements                          2,114                 27          5.11%
      Interest Bearing Deposits                                       --                 --          0.00%
                                                            ------------           ---------      ---------
      Total Interest-Earning Assets                            1,035,411            $20,706          8.00%
                                                                                   =========      =========
      Cash and Due From Banks                                     44,451
      Other Assets                                                18,284
                                                            ------------
      Total Assets                                             1,098,146
                                                            ============

   Interest-Bearing Liabilities
      Savings and NOW Accounts                                  $252,474             $1,343          2.13%
      Money Market & Super NOW Accounts                          104,716                710          2.71%
      Other Time Deposits                                        382,626              5,330          5.57%
      Federal Funds Purchased and Assets
         Sold Under Repurchase Agreements                         31,751                424          5.34%
      Federal Home Loan Bank Borrowings                           69,944                957          5.47%
      Treasury Tax and Loan Notes                                  3,544                 35          3.95%
      Subordinated Capital Notes                                      --                 --          0.00%
                                                            ------------           ---------      ---------
      Total Interest-Bearing Liabilities                         845,055              $8,799          4.16%
                                                                                   =========      =========
      Demand Deposits                                            157,649
      Other Liabilities                                           13,028
      Total Liabilities                                        1,015,732
                                                            ------------
      Stockholders' Equity                                       $82,414
                                                            ------------
      Total Liabilities and Stockholders'
         Equity                                               $1,098,146
                                                            ============

      Net Interest Income                                                            $11,907
                                                                                   =========
      Interest Rate Spread                                                                             3.83%
                                                                                                  ==========
      Net Interest Margin                                                                              4.60%
                                                                                                  ==========
      Interest income and yield are stated on a fully tax-equivalent basis.
      The total amount of adjustment is $80 in 1997.


                       SUPPLEMENTAL FINANCIAL INFORMATION
            CONSOLIDATED AVERAGE BALANCE SHEET AND AVERAGE RATE DATA
                           (Unaudited - in thousands)


                                                              AVERAGE         INTEREST
                                                            OUTSTANDING        EARNED/        AVERAGE
                                                              BALANCE           PAID            YIELD
FOR THE THREE MONTHS ENDED MARCH 31,                           1996             1996            1996
                                                           -----------        --------        --------
   Interest-Earning Assets
      Taxable Investment Securities                           $267,492          $4,245           6.35%
      Non-taxable Investment Securities                          7,686             114           5.93%
      Loans, net of Unearned Discount                          635,272          14,233           8.96%
      Federal Funds Sold and Assets
        Purchased Under Resale Agreements                        5,539              78           5.63%
      Interest Bearing Deposits                                    296               5           6.76%
                                                           -----------        --------        --------
      Total Interest-Earning Assets                            916,285         $18,675           8.15%
                                                                              ========        ========
      Cash and Due From Banks                                  44,016
      Other Assets                                             14,133
                                                          ------------
      Total Assets                                            974,434
                                                          ============

   Interest-Bearing Liabilities
      Savings and NOW Accounts                                $257,080          $1,385           2.15%
      Money Market & Super NOW Accounts                        102,628             706           2.75%
      Other Time Deposits                                      317,357           4,788           6.03%
      Federal Funds Purchased and Assets
         Sold Under Repurchase Agreements                       20,523             284           5.54%
      Federal Home Loan Bank Borrowings                         26,038             383           5.88%
      Treasury Tax and Loan Notes                                3,119              34           4.36%
      Subordinated Capital Notes                                 4,840             119           9.83%
                                                           -----------        --------        --------
      Total Interest-Bearing Liabilities                       731,585          $7,699           4.21%
                                                           ===========        ========        ========

      Demand Deposits                                          156,253
      Other Liabilities                                         13,219
      Total Liabilities                                        901,057
                                                          ------------
      Stockholders' Equity                                     $73,377
                                                          ------------
      Total Liabilities and Stockholders' Equity              $974,434
                                                          ============

      Net Interest Income                                                      $10,976
                                                                              ========
      Interest Rate Spread                                                                       3.94%
                                                                                              ========
      Net Interest Margin                                                                        4.79%
                                                                                              ========


      Interest income and yield are stated on a fully tax-equivalent basis. The total amount of adjustment is $111 in 1996.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  INDEPENDENT BANK CORP.
                                                      (registrant)



Date:   May 14, 1997                            /s/  John F. Spence, Jr.
                                                     John F. Spence, Jr.
                                                 Chairman of the Board and
                                                  Chief Executive Officer



Date:   May 14, 1997                            /s/  Richard J. Seaman
                                                     Richard J. Seaman
                                                  Chief Financial Officer
                                                     and Treasurer