Form 10-Q
period 1997-06-30
INDEPENDENT BANK CORP
filed 1997-08-14
CIK 776901

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997
                         Commission File Number: 1-9047

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

                        Yes   [X]             No


     As of August 1, 1997 there were 14,653,087 shares of the issuer's common stock outstanding.

                                      INDEX


PART I. FINANCIAL INFORMATION


Item 1. Financial Statements (Unaudited)

        Consolidated Balance Sheets - June 30, 1997 and December 31, 1996

        Consolidated Statements of Income - Six months and quarters ended June 30, 1997 and 1996

        Consolidated Statements of Cash Flows - Six months ended
        June 30, 1997 and 1996

        Notes to Consolidated Financial Statements - June 30, 1997


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

PART 1  FINANCIAL INFORMATION

Item 1. Financial Statements
INDEPENDENT BANK CORP.

CONSOLIDATED BALANCE SHEETS                                                         JUNE 30,                DECEMBER 31,
(Unaudited - in thousands)                                                            1997                      1996
------------------------------------------------------------------------------------------------------------------------
ASSETS
  Cash and Due From Banks                                                             $49,661                   $52,836
  Federal Funds Sold and Assets Purchased
    Under Resale Agreements                                                            11,857                       650
  Securities Held To Maturity                                                         288,738                   290,894
  Securities Available For Sale                                                       116,402                    26,449
  Federal Home Loan Bank Stock                                                         11,111                     7,558
  Loans, Net of Unearned Discount                                                     760,230                   695,406
   Less: Reserve for Possible Loan Losses                                            (12,506)                  (12,221)
------------------------------------------------------------------------------------------------------------------------
      Net Loans                                                                       747,724                   683,185
------------------------------------------------------------------------------------------------------------------------
  Bank Premises and Equipment                                                          11,864                    10,642
  Other Real Estate Owned                                                                 377                       271
  Other Assets                                                                         23,017                    20,308
------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                       $1,260,751                $1,092,793
========================================================================================================================
LIABILITIES
  Deposits
    Demand Deposits                                                                  $181,625                  $176,887
    Savings and NOW Accounts                                                          255,811                   257,819
    Money Market and Super NOW Accounts                                               108,464                   107,084
    Time Certificates of Deposit over $100,000                                         53,873                    45,866
    Other Time Deposits                                                               358,238                   330,916
------------------------------------------------------------------------------------------------------------------------
      Total Deposits                                                                  958,011                   918,572
------------------------------------------------------------------------------------------------------------------------
  Federal Funds Purchased and Assets
     Sold Under Repurchase Agreements                                                  38,573                       840
  Federal Home Loan Bank Borrowings                                                   128,000                    78,000
  Treasury Tax and Loan Notes                                                           7,645                     2,296
  Other Liabilities                                                                    13,729                    11,975
------------------------------------------------------------------------------------------------------------------------
      Total Liabilities                                                             1,145,958                 1,011,683
------------------------------------------------------------------------------------------------------------------------
Corporation-Obligated Mandatorily Redeemable Trust Preferred
Securities of Subsidiary Trust Holding Solely Junior Subordinated
debentures of the Corporation                                                           28,750                       -
------------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
  Common Stock, $.01 par value, Authorized: 30,000,000 Shares
     Outstanding: 14,626,887 Shares at June 30, 1997
     and 14,604,501 at December 31, 1996                                                 146                       146
  Surplus                                                                              44,513                    44,433
  Retained Earnings                                                                    40,900                    36,666
  Unrealized Gain(Loss) on Securities Available For Sale, Net of Tax                      484                     (135)
------------------------------------------------------------------------------------------------------------------------
      Total Stockholders' Equity                                                       86,043                    81,110
------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES, MINORITY INTEREST IN SUBSIDIARIES
 AND  STOCKHOLDERS' EQUITY                                                         $1,260,751                $1,092,793
========================================================================================================================

                                                     INDEPENDENT BANK CORP.
                                                CONSOLIDATED STATEMENT OF INCOME
                                                   (Unaudited - in thousands)

                                                              SIX MONTHS ENDED                   THREE MONTHS ENDED
                                                          JUNE 30,         JUNE 30,             JUNE 30,     JUNE 30,
                                                            1997             1996                 1997         1996
----------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
   Interest on Loans                                       $31,576          $28,435             $16,346       $14,278
   Interest and Dividends on Securities                     11,118            9,005               5,749         4,680
   Interest on Federal Funds Sold
     and Repurchase Agreements                                  83              116                  56            38
   Interest on Interest Bearing Deposits                         -                7                   -             3
----------------------------------------------------------------------------------------------------------------------
      Total Interest Income                                 42,777           37,563              22,151        18,999
----------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
   Interest on Deposits                                     15,311           13,739               7,928         6,860
   Interest on Borrowed Funds                                2,913            1,921               1,497         1,101
----------------------------------------------------------------------------------------------------------------------
      Total Interest Expense                                18,224           15,660               9,425         7,961
----------------------------------------------------------------------------------------------------------------------
   Net Interest Income                                      24,553           21,903              12,726        11,038
----------------------------------------------------------------------------------------------------------------------
PROVISION FOR POSSIBLE LOAN LOSSES                           1,030              750                 530           500
----------------------------------------------------------------------------------------------------------------------
   Net Interest Income After Provision
      For Possible Loan Losses                              23,523           21,153              12,196        10,538
----------------------------------------------------------------------------------------------------------------------
NON-INTEREST INCOME
   Service Charges on Deposit Accounts                       2,854            2,904               1,428         1,515
   Trust and Investment Services Income                      1,558            1,414                 827           791
   Mortgage Banking Income                                   1,416            1,588                 749           864
   Other Non-Interest Income                                   643              727                 310           320
----------------------------------------------------------------------------------------------------------------------
      Total Non-Interest Income                              6,471            6,633               3,314         3,490
----------------------------------------------------------------------------------------------------------------------
NON-INTEREST EXPENSES
   Salaries and Employee Benefits                            9,911           10,820               5,240         5,365
   Occupancy Expenses                                        1,842            1,674                 889           796
   Equipment Expenses                                        1,434            1,251                 750           607
   Other Non-Interest Expenses                               6,508            5,710               3,028         3,000
----------------------------------------------------------------------------------------------------------------------
      Total Non-Interest Expenses                           19,695           19,455               9,907         9,768
----------------------------------------------------------------------------------------------------------------------
MINORITY INTEREST
   Minority Interest in income of subsidiaries                 311                -                 311             -
INCOME BEFORE INCOME TAXES                                   9,988            8,331               5,292         4,260
PROVISION FOR INCOME TAXES                                   3,406            2,999               1,707         1,505
----------------------------------------------------------------------------------------------------------------------
NET INCOME                                                  $6,582           $5,332              $3,585        $2,755
======================================================================================================================
NET INCOME PER SHARE                                         $0.44            $0.36               $0.24         $0.19
======================================================================================================================
Weighted average common and common
   equivalent shares outstanding                        14,895,508       14,713,291          14,905,611    14,731,641
======================================================================================================================

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS                                SIX MONTHS ENDED JUNE 30,
 (Unaudited - in thousands)                                            1997         1996
---------------------------------------------------------------------------------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                           6,582          5,332
   ADJUSTMENTS TO RECONCILE NET INCOME TO
   NET CASH PROVIDED FROM OPERATING ACTIVITIES
     Depreciation and amortization                                      1,898          1,667
     Provision for loan losses                                          1,030            750
     Loans originated for resale                                     (23,212)       (25,130)
     Proceeds from mortgage loan sales                                 23,194         25,147
     Loss (gain) on sale of mortgages                                      18           (17)
     Gain recorded from mortgage servicing rights (FAS 122)             (221)          (254)
     Changes in assets and liabilities:
        Increase in other assets                                      (2,504)        (1,166)
        Increase in other liabilities                                   2,917          2,337
---------------------------------------------------------------------------------------------
 TOTAL ADJUSTMENTS                                                      3,120          3,334
---------------------------------------------------------------------------------------------
 NET CASH PROVIDED FROM OPERATING ACTIVITIES                            9,702          8,666
---------------------------------------------------------------------------------------------
 CASH FLOWS FROM INVESTING ACTIVITIES:
     Net decrease in Interest Bearing Deposits                              -            296
     Proceeds from maturities of Securities Held to Maturity           44,635         36,422
     Proceeds from maturities of Securities Available for Sale          4,474          2,985
     Purchase of Held to Maturity Securities                         (42,973)       (88,014)
     Purchase of Available for Sale Securities                       (93,545)              -
     Purchase of FHLB Stock                                           (3,553)        (3,369)
     Net increase in Loans                                           (67,759)       (31,037)
     Proceeds from sale of OREO                                           299            810
     Investment in Bank Premises and Equipment                        (2,399)        (1,685)
---------------------------------------------------------------------------------------------
 NET CASH PROVIDED/USED IN INVESTING ACTIVITIES                     (160,821)       (83,592)
---------------------------------------------------------------------------------------------
 CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase (decrease) in Deposits                               39,439       (21,415)
     Net increase in Federal Funds Purchased
     and Assets Sold Under Repurchase Agreements                       37,733         30,668
     Net increase in FHLB Borrowings                                   50,000         40,500
     Net increase in TT&L Notes                                         5,439          2,348
     Net decrease in Capital Notes                                          -            (9)
     Issuance of corporation-obligated mandatorily
     redeemable trust preferred securities of subsidiary trust
     holding solely junior subordinated debentures of the
     Corporation                                                      28,750              -
     Dividends Paid                                                   (2,200)        (1,597)
     Proceeds from stock issuance                                          80            247
---------------------------------------------------------------------------------------------
     NET CASH PROVIDED FROM FINANCING ACTIVITIES                      159,151         50,742
---------------------------------------------------------------------------------------------
     NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               8,032       (24,184)
     CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE YEAR            53,486         80,354
---------------------------------------------------------------------------------------------
     CASH AND CASH EQUIVALENTS AS OF JUNE 30,                          61,518         56,170
============================================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included. Operating results for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997 or any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in Independent Bank Corp.'s (the "Company") annual report on Form 10-K for the year ended December 31, 1996.


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

The pro forma impact of Statement 128 is shown below:

                                                     Quarter Ended June 30
                                                      1997             1996

Net Income                                       $    3,585        $   2,755
                                                ===========       ==========
Primary:
Weighted average shares (Basic)                  14,623,762       14,543,727
Common stock equivalents                            281,849          187,914
                                                -----------       ----------
Primary weighted average shares                  14,905,611       14,731,641
                                                ===========       ==========
Primary earnings per share reported              $     0.24       $     0.19
                                                ===========       ==========
Proforma basic earnings per share                $     0.25       $     0.19
                                                ===========       ==========
Proforma diluted earnings per share              $     0.24       $     0.19
                                                ===========       ==========

CORPORATION-OBLIGATED MANDATORILY REDEEMABLE TRUST PREFERRED SECURITIES

     In the second quarter of 1997, Independent Capital Trust I (the "Trust) was formed for the purpose of issuing trust preferred securities (the "Trust Preferred Securities") and investing the proceeds of the sale of these securities in junior subordinated debentures issued by the Company. A total of $28.75 million of 9.28% Trust Preferred Securities were issued and are scheduled to mature in 2027, callable at the option of the Company after May 19, 2002. Distributions on these securities are payable quarterly in arrears on the last day of March, June, September and December, such distributions can be deferred at the option of the Company for up to five years. The Trust Preferred Securities can be prepaid in whole or in part on or after May 19, 2002 at a redemption price equal to $25 per Trust Preferred Security plus accumulated but unpaid distributions thereon to the date of the redemption.

The Trust Preferred Securities are presented in the consolidated balance sheets of the Company entitled "Corporation-Obligated Mandatorily Redeemable Trust Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures of the Corporation". The Company will record distributions payable on the Trust Preferred Securities as a minority interest expense in its consolidated statements of income.

The Company will unconditionally guarantee all of the Trust's obligations under the Trust Preferred Securities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1997


SUMMARY

     For the six months ended June 30, 1997, Independent Bank Corp. (the Company) recorded net income of $6.6 million, or $0.44 per share, compared with net income of $5.3 million, or $0.36 per share, for the same period last year. This improvement in net income was due to a $2.7 million, or 12.1% increase in net interest income. The provision for loan losses increased to $1.0 million for the first six months of 1997 compared with $750,000 for the same period last year. Non-interest income and expense were relatively unchanged.

     The annualized consolidated returns on average equity and average assets for the first six months of 1997 were 15.84% and 1.17%, respectively. This compares to annualized consolidated returns on average equity and average assets for the first six months of 1996 of 14.38% and 1.07%, respectively.

     As of June 30, 1997, total assets amounted to $1.3 billion, an increase of $168.0 million over the 1996 year end balance. Investments increased $102.6 million, or 31.5% from $325.6 million at year end 1996, primarily due to an investment leverage strategy that the Company has implemented during the second quarter of 1997. Loans, net of unearned discount, increased $64.8 million, or 9.3%, since year end 1996 with strong growth in the commercial real estate portfolio and the installment loan portfolio. Deposit balances have increased by $39.4 million, or 4.3%, borrowings have increased by $93.1 million, or 114.7%, since year end 1996.

     In the second quarter of 1997, Independent Capital Trust I was formed for the purpose of issuing Trust Preferred Securities. A total of $28.8 million of 9.28% Cumulative Trust Preferred Securities were issued on May 19, 1997. Net income for the second quarter of 1997 reflects pre-tax minority interest expense of $311,000.

     Nonperforming assets totaled $5.2 million as of June 30, 1997 compared to $4.7 million at December 31, 1996. Nonperforming assets represented 42 and 43 basis points of total assets as of June 30, 1997 and December 31, 1996, respectively.


NET INTEREST INCOME

     The discussion of net interest income which follows is presented on a fully tax-equivalent basis. Net interest income for the six months ended June 30, 1997, amounted to $24.7 million, an increase of $2.6 million, or 11.8%, from the comparable 1996 time frame. The Company's interest rate spread (the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities) decreased by 3 basis points to 3.85%. This is due to the Company's decision to expand the securities portfolio, financed by borrowings, to take advantage of a strong capital position. While these funding and investment actions increased net interest income, the net interest margin (net interest income as a percent of average interest earning assets) reflects the lower net interest spread on such transactions. The Company's net interest margin for the first six months of 1997 was 4.65%, compared to 4.72% for the comparable 1996 time frame.

     The average balance of interest-earning assets for the first six months of 1997 amounted to $1.1 billion, an increase of $126.5 million, or 13.5%, from the comparable 1996 time frame. Income from interest-earning assets amounted to $42.9 million for the six months ended June 30, 1997, an increase of $5.2 million, or 13.7%, from the first six months of 1996. The increase in interest income was due to a $76.3 million, or 11.9% increase in the average balance of loan portfolio, net of unearned discount, resulting from increases in the commercial real estate portfolio and indirect automobile lending, as well as a $51.5 million, or 17.9%, increase in the securities portfolio.

     Interest income is impacted by changes in market rates of interest due to variable and floating rate loans in the Company's portfolio. At June 30, 1997, loans having interest rates which adjust in accordance with changes in the Company's base lending rate or other market indices amounted to approximately $318.9 million, or 42.0% of loans, net of unearned discount.

     Interest income is also impacted by the amount of non-performing loans. The amount of interest due, but not recognized, on non-performing loans amounted to approximately $187,000 for the six months ended June 30, 1997, compared to $265,000 for the six months ended June 30, 1996.

     The average balance of interest-bearing liabilities for the first six months of 1997 was $112.9 million, or 15.1%, higher than the comparable 1996 time frame. Average interest bearing deposits increased by $72.9 million, or 10.7%, for the first six months of 1997 over the same period last year, primarily in the consumer certificate of deposit category. For the six months ended June 30, 1997, average borrowings were $40.0 million, or 60.4%, higher than the first six months of 1996, primarily in FHLB borrowings which increased by $38.5 million. Interest expense on deposits increased by $1.6 million, or 11.4%, to $15.3 million in the first six months of 1997 and interest expense on borrowings increased by $1.0 million, or 51.6%, to 2.9 million as compared to the same period last year.

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

     For the six months ended June 30, 1997, management increased the provision for possible loan losses, consistent with the level of loan growth experienced, to $1.0 million as compared to $750,000 for the same period last year. For the first six months of 1997, loans charged-off, net of recoveries of loans previously charged-off, amounted to $745,000 as compared to $876,000 for the comparable 1996 time frame.

     As of June 30, 1997, the ratio of the reserve for possible loan losses to loans, net of unearned discount, was 1.65%, as compared to the 1996 year-end level of 1.76%. The ratio of the reserve for possible loan losses to non-performing loans was 257.0% at June 30, 1997, slightly lower than the 273.9% coverage recorded at year end 1996.

NON-INTEREST INCOME

     Non-interest income for the six months ended June 30, 1997 was $6.5 million, compared to $6.6 million for the same period in 1996. Income from Trust and Financial Services increased by $144,000, or 10.2%, due to an increase in funds under management and a strong securities market. This increase was offset by a decrease in mortgage banking income of $172,000, or 10.8%, resulting from lower loan origination's.


NON-INTEREST EXPENSES

     Non-interest expenses totaled $19.7 million for the six months ended
June 30, 1997, a $240,000 increase from the comparable 1996 period. Salaries and employee benefits decreased by $909,000, or 8.4%. As previously reported, in connection with a change in the Bank's pension plan which was effective January 1, 1997, the Company recognized $394,000 of previously accrued pension liability as a credit to salaries and benefits during the first quarter. As a result of this change in the Bank's pension plan to a defined contribution plan, no pension expense was recognized in the first six months of 1997. The remainder of the decrease in salaries and employee benefits is due to the transfer of sixty-nine employees to the Company's third party data processing provider, as a result of a facilities management agreement enacted in the first quarter last year.

     Occupancy and equipment expenses for the first six months of 1997 increased $351,000, or 12%, from the comparable 1996 period as a result of the Company's commitment to improve facilities and take advantage of current technology.

     Other non-interest expenses for the first six months of 1997 increased $798,000 to $6.5 million from $5.7 million in the first six months of 1996. This increase is associated with the data processing conversion, completed in the first quarter of 1997 and to a combination of conversion costs and the data processing facilities management fee in 1997.


INCOME TAXES

     The Company records income tax expense pursuant to Statement of Financial Accounting Standards No. 109, "Accounting For Income Taxes". The Company evaluates the deferred tax asset and the valuation reserve on a quarterly basis. The Company's effective tax rates for the six months ended June 30, 1997 and 1996 were 34.1% and 36.0% respectively. The lower rate in 1997 reflects certain tax planning strategies enacted by the Company in 1997.


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

     Beginning in 1992, Rockland entered into interest rate swap agreements as a hedge against stable or declining interest rates. As of June 30, 1997, the Bank had interest rate swap agreements with a total notional value of $90 million. These swaps were arranged through two international banking institutions and have initial maturities ranging from three to five years. The Bank receives fixed rate payments and pays a variable rate of interest tied to 3-month LIBOR.


LIQUIDITY AND CAPITAL

     Liquidity, as it pertains to the Company, is the ability to generate cash in the most economical way, in order to meet ongoing obligations to pay deposit withdrawals and to fund loan commitments. The Company's primary sources of funds are deposits, borrowings, and the amortization, prepayment, and maturities of loans and investments.

     A strong source of liquidity is the Company's core deposits, those deposits which management considers, based on experience, are not likely to be withdrawn in the near term. The Company utilizes its extensive branch banking network to attract retail customers who provide a stable source of core deposits. The Company has established five repurchase agreements with major brokerage firms as potential sources of liquidity. On June 30, 1997 the Company had $38.6 million outstanding under such lines classified on the Balance Sheet as "Federal Funds Purchased and Assets Sold Under Repurchase Agreements". In addition, as a member of the Federal Home Loan Bank, Rockland has access to approximately $400 million of borrowing capacity. At June 30, 1997, the Company had $128.0 million outstanding under such lines. The Company actively manages its liquidity position under the direction of the Bank's Asset/Liability Management Committee. Periodic review under formal policies and procedures is intended to ensure that the Company will maintain access to adequate levels of available funds. At June 30, 1997, the Company's liquidity position was well above policy guidelines.



CAPITAL RESOURCES AND DIVIDENDS

     The Company and Rockland are subject to capital requirements established by the Federal Reserve Board and the FDIC, respectively. One key measure of capital adequacy is the risk-based ratio for which the regulatory agencies have established minimum requirements of 4.00% and 8.00% for Tier 1 risk-based capital and total risk-based capital, respectively. As of June 30, 1997, the Company had a Tier 1 risked-based capital ratio of 14.09% and a total risked-based capital ratio of 15.37%. Rockland had a Tier 1 risked-based capital ratio of 10.34% and a total risked-based capital ratio of 11.59% as of the same date.

     An additional capital requirement of a minimum 4.00% Tier 1 leverage capital is mandated by the regulatory agencies. As of June 30, 1997, the Company and the Bank had Tier 1 leverage capital ratios of 9.66% and 7.06%, respectively.

     The Company's capital ratios increased significantly in the second quarter of 1997 due to the issuance of $28.8 million of Trust Preferred Securities.

     In June, the Company's Board of Directors declared a cash dividend of $.08 per share to shareholders of record as of June 27, 1997. This dividend was paid on July 11, 1997. On an annualized basis, the dividend payout ratio amounted to 38.9% of the trailing four quarters earnings.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       FOR THE QUARTER ENDED JUNE 30, 1997


SUMMARY

     For the three months ended June 30, 1997, the Company recorded net income of $3.6 million, or $0.24 per share, compared with net income of $2.8 million, or $0.19 per share, for the same period last year. This increase was due to increased net interest income of $1.7 million, or 15.0%. The provision for loan losses increased to $530,000 for the second quarter of 1997 compared with $500,000 for the same period last year. Non-interest income and expense were relatively unchanged.

     The annualized consolidated returns on average equity and average assets for the second quarter of 1997 were 17.12% and 1.24%, respectively. This compares to annualized consolidated returns on average equity and average assets for the second quarter of 1996 of 14.70% and 1.09%, respectively.


NET INTEREST INCOME

     The discussion of net interest income which follows is presented on a fully tax-equivalent basis. Net interest income for the three months ended June 30, 1997, amounted to $12.8 million, an increase of $1.7 million, or 15.0%, from the comparable 1996 time frame. The Company's interest rate spread (the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities) increased by 3 basis points. The Company's net interest margin for the second quarter of 1997 was 4.71%, compared to 4.67% for the comparable 1996 time frame.


     The average balance of interest-earning assets for the first six months of 1997 amounted to $1.1 billion an increase of $133.9 million, or 14.0%, over the comparable 1996 time frame. Income from interest-earning assets amounted to $22.2 million for the second quarter of 1997, an increase of $3.1 million, or 16.4%, from the second quarter of 1996. The increase in interest income was attributable to a $84.6 million, or 13.0% increase in the average balance of the loan portfolio, net of unearned discount, resulting from increases in the commercial real estate portfolio, indirect automobile lending and floor plan lending. In addition, the securities portfolio increased by $48.2 million, or 16.0% which reflects the Company's strategy of leveraging its capital.

     The average balance of interest-bearing liabilities for the first six months of 1997 was $112.2 million, or 14.7%, higher than the comparable 1996 time frame. Average interest bearing deposits increased by $83.1 million, or 12.1%, for the second quarter of 1997 over the same period last year, primarily in the consumer certificate of deposit category. For the three months ended June 30, 1997, average borrowings were $29.2 million, or 37.6%, higher than the second quarter of 1996. Interest expense on deposits increased by $1.1 million, or 15.6%, while interest expense on borrowings increased by $396,000, or 36.0%.

NON-INTEREST INCOME

     Non-interest income for the three months ended June 30, 1997 was $3.3 million, compared to $3.5 million for the same period in 1996. This decline was primarily due to a decrease in mortgage banking income of $115,000 or 13.3%, resulting from lower loan origination's.

NON-INTEREST EXPENSES

     Non-interest expenses totaled $9.9 million for the three months ended June 30, 1997, a $139,000 increase from the comparable 1996 period. The increase in non-interest expense was due to $143,000 increase in equipment expenses, as well as a $93,000 increase in occupancy expenses offset by a decrease in salaries and employee benefits of $125,000. The increase in occupancy and equipment expenses was attributable to continued facility and technological improvements while the decrease in salaries was reflective of the company not recognizing any pension expense in the second quarter of 1997.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders  - None

Item 5.  Other Information

 The financial information detailed below is included hereafter in this report:

          Consolidated Statements of Changes in Stockholders' Equity - Three months ended June 30, 1997 and the year ended December 31, 1996

          Consolidated Average Balance Sheet and Average Rate Data - Six months and three months ended June 30, 1997 and 1996.

Item 6.  Exhibits and Reports on Form 8-K

          (a)  Exhibits

               No.                                       Page
               ---                                       ----
               27 Financial Data Schedule                E-1

          (b)  Reports on Form 8-K

          The Company did not file any reports on Form 8-K during the quarter ended June 30, 1997.

                             INDEPENDENT BANK CORP.
                       CONSOLIDATED STATEMENTS OF CHANGES
                             IN STOCKHOLDERS' EQUITY
                           (Unaudited - in thousands)

                                                                                                 UNREALIZED
                                                                                                 GAIN (LOSS)
                                             COMMON                             RETAINED         INVESTMENTS
                                              STOCK           SURPLUS           EARNINGS          AVAILABLE         TOTAL
--------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1996                       145           43,777             28,710                (60)          72,572
Net Income                                                                      11,597                              11,597
Dividends Declared                                                             (3,641)                             (3,641)
Common Stock Sold Under Dividend                 1              497                                                    498
Reinvestment & Stock Purchase Plan
Stock options Exercised 10,000 shares                           105                                                    105
Effect of sold options                                           54                                                     54
Unrealized Gain (Loss) on Investments                                                                 (75)            (75)
Available for Sale
--------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996                     146           44,433             36,666               (135)          81,110
===========================================================================================================================
Balance, January 1, 1997                       146           44,433             36,666               (135)          81,110
Net Income                                                                       6,582                               6,582
Dividends Declared                                                             (2,348)                             (2,348)
Stock Options Exercised 31,734 shares                            80                                                     80
Unrealized Gain (loss) on Investments
   Available for Sale                                                                                  619             619

--------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1997                         146           44,513             40,900                 484          86,043
===========================================================================================================================

INDEPENDENT BANK CORP.
SUPPLEMENTAL FINANCIAL INFORMATION
CONSOLIDATED AVERAGE BALANCE SHEET AND AVERAGE RATE DATA
(Unaudited - in thousands)

                                                                    AVERAGE        INTEREST
                                                                  OUTSTANDING       EARNED/      AVERAGE
                                                                    BALANCE          PAID         YIELD
                                                                      1997           1997         1997
FOR THE SIX MONTHS ENDED JUNE 30,                                --------------   ------------ ------------
   Interest-Earning Assets
      Taxable Investment Securities                                   $333,164        $10,961        6.58%
      Non-taxable Investment Securities                                  6,524            224        6.87%
      Loans, net of Unearned Discount                                  719,665         31,671        8.80%
      Federal Funds Sold and Assets
        Purchased Under Resale Agreements                                3,113             83        5.33%
                                                                      --------        -------        ----
      Total Interest-Earning Assets                                  1,062,466        $42,939        8.08%
                                                                     =========        =======        ====
      Cash and Due From Banks                                           45,695
                                                                     ---------
      Other Assets                                                      18,185
                                                                     ---------
      Total Assets                                                   1,126,346
                                                                     =========

   Interest-Bearing Liabilities
      Savings and NOW Accounts                                        $253,245         $2,698        2.13%
      Money Market & Super NOW Accounts                                108,508          1,519        2.80%
      Other Time Deposits                                              392,303         11,094        5.66%
      Federal Funds Purchased and Assets
         Sold Under Repurchase Agreements                               27,491            750        5.46%
      Federal Home Loan Bank Borrowings                                 74,464          2,074        5.57%
      Treasury Tax and Loan Notes                                        4,114             89        4.33%
                                                                      --------        -------        ----
      Total Interest-Bearing Liabilities                               860,125        $18,224        4.24%
                                                                     =========        =======        =====
      Demand Deposits                                                  162,613
      Other Liabilities                                                 20,522
                                                                     ---------
      Total Liabilities                                             $1,043,260
                                                                     ---------
      Stockholders' Equity                                             $83,086
                                                                     ---------
      Total Liabilities and Stockholders' Equity                    $1,126,346
                                                                     =========

      Net Interest Income                                                             $24,715
                                                                                      =======
      Interest Rate Spread                                                                           3.85%
                                                                                                     =====
      Net Interest Margin                                                                            4.65%
                                                                                                     =====
      Interest income and yield are stated on a fully tax-equivalent basis.
      The total amount of adjustment is $162 in 1997.

INDEPENDENT BANK CORP.
SUPPLEMENTAL FINANCIAL INFORMATION
CONSOLIDATED AVERAGE BALANCE SHEET AND AVERAGE RATE DATA
(Unaudited - in thousands)

                                                              AVERAGE         INTEREST
                                                            OUTSTANDING        EARNED/             AVERAGE
                                                              BALANCE           PAID                YIELD
                                                                1996            1996                1996
FOR THE SIX MONTHS ENDED JUNE 30,                             -----------     ---------         ---------
   Interest-Earning Assets
      Taxable Investment Securities                              $280,962         $8,861            6.31%
      Non-taxable Investment Securities                             7,219            210            5.82%
      Loans, net of Unearned Discount                             643,323         28,575            8.88%
      Federal Funds Sold and Assets
        Purchased Under Resale Agreements                           4,209            116            5.51%
      Interest Bearing Deposits                                       257              7            5.45%
                                                                  -------        -------            ----
      Total Interest-Earning Assets                               935,970        $37,769            8.07%
                                                                  =======        =======            ====
      Cash and Due From Banks                                      46,198
      Other Assets                                                 12,304
                                                                  -------
      Total Assets                                                994,472
                                                                  =======

   Interest-Bearing Liabilities
      Savings and NOW Accounts                                   $256,554         $2,765            2.16%
      Money Market & Super NOW Accounts                           106,517          1,478            2.78%
      Other Time Deposits                                         318,082          9,496            5.97%
      Federal Funds Purchased and Assets
         Sold Under Repurchase Agreements                          22,422            610            5.44%
      Federal Home Loan Bank Borrowings                            35,989          1,015            5.64%
      Treasury Tax and Loan Notes                                   2,866             59            4.12%
      Subordinated Capital Notes                                    4,836            237            9.80%
                                                                  -------        -------            ----
      Total Interest-Bearing Liabilities                          747,266        $15,660            4.19%
                                                                                 =======            ====
      Demand Deposits                                             158,577

      Other Liabilities                                            14,457
                                                                  -------
      Total Liabilities                                          $920,300
                                                                  -------
      Stockholders' Equity                                        $74,172
                                                                  -------
      Total Liabilities and Stockholders' Equity                 $994,472
                                                                  =======

      Net Interest Income                                                        $22,109
                                                                                 =======

      Interest Rate Spread                                                                          3.88%
                                                                                                   =======
      Net Interest Margin                                                                           4.72%
                                                                                                   =======
      Interest income and yield are stated on a fully tax-equivalent basis.
      The total amount of adjustment is $207 in 1996.

INDEPENDENT BANK CORP.
SUPPLEMENTAL FINANCIAL INFORMATION
CONSOLIDATED AVERAGE BALANCE SHEET AND AVERAGE RATE DATA
(Unaudited - in thousands)

                                                              AVERAGE       INTEREST
                                                            OUTSTANDING      EARNED/       AVERAGE
                                                              BALANCE         PAID          YIELD
FOR THE THREE MONTHS ENDED JUNE 30,                            1997           1997          1997
                                                            -----------     ---------     --------
   Interest-Earning Assets
      Taxable Investment Securities                             $342,378      $5,650         6.60%
      Non-taxable Investment Securities                            7,019         138         7.86%
      Loans, net of Unearned Discount                            736,012      16,389         8.91%
      Federal Funds Sold and Assets
        Purchased Under Resale Agreements                          4,112          56         5.45%
                                                              ----------     -------         ----
      Total Interest-Earning Assets                            1,089,521     $22,233         8.16%
                                                              ----------     =======         ====
      Cash and Due From Banks                                     46,939
      Other Assets                                                18,086
                                                              -----------
      Total Assets                                             1,154,546
                                                              ===========

   Interest-Bearing Liabilities                                 $254,016
      Savings and NOW Accounts                                                $1,355         2.13%
      Money Market & Super NOW Accounts                          112,300         809         2.88%
      Other Time Deposits                                        401,980       5,764         5.74%
      Federal Funds Purchased and Assets
         Sold Under Repurchase Agreements                         23,231         326         5.61%
      Federal Home Loan Bank Borrowings                           78,984       1,117         5.66%
      Treasury Tax and Loan Notes                                  4,684          54         4.61%
                                                               ---------     -------         ----
      Total Interest-Bearing Liabilities                         875,195      $9,425         4.31%
                                                               =========      ======         ====
      Demand Deposits                                            167,577
      Other Liabilities                                           28,016
                                                               ----------
                                                              $1,070,788
      Total Liabilities                                        ----------
                                                                 $83,758
      Stockholders' Equity                                     ----------

      Total Liabilities and Stockholders' Equity              $1,154,546
                                                               ==========


      Net Interest Income                                                    $12,808
                                                                             =======

      Interest Rate Spread                                                                   3.85%
                                                                                             ======
      Net Interest Margin                                                                    4.71%
                                                                                             ======

      Interest income and yield are stated on a fully tax-equivalent basis.
      The total amount of adjustment is $82 in 1997.

INDEPENDENT BANK CORP.
SUPPLEMENTAL FINANCIAL INFORMATION
CONSOLIDATED AVERAGE BALANCE SHEET AND AVERAGE RATE DATA
(Unaudited - in thousands)

                                                              AVERAGE       INTEREST
                                                            OUTSTANDING      EARNED/       AVERAGE
                                                              BALANCE         PAID          YIELD
FOR THE THREE MONTHS ENDED JUNE 30,                            1996           1996          1996
                                                            -----------     ---------     --------
   Interest-Earning Assets
      Taxable Investment Securities                           $294,432        $4,616          6.27%
      Non-taxable Investment Securities                          6,752            96          5.69%
      Loans, net of Unearned Discount                          651,374        14,342          8.81%
      Federal Funds Sold and Assets
        Purchased Under Resale Agreements                        2,879            38          5.28%
      Interest Bearing Deposits                                    218             2          3.67%
                                                              --------       -------          ----
      Total Interest-Earning Assets                            955,655       $19,094          7.99%
                                                              --------       -------          ----
      Cash and Due From Banks                                   48,380
      Other Assets                                              10,475
                                                             ---------
      Total Assets                                           1,014,510
                                                             =========
   Interest-Bearing Liabilities
      Savings and NOW Accounts                                $256,028        $1,385          2.16%
      Money Market & Super NOW Accounts                        110,406           772          2.80%
      Other Time Deposits                                      318,807         4,703          5.90%
      Federal Funds Purchased and Assets
         Sold Under Repurchase Agreements                       24,321           326          5.36%
      Federal Home Loan Bank Borrowings                         45,940           632          5.50%
      Treasury Tax and Loan Notes                                2,613            25          3.83%
      Subordinated Capital Notes                                 4,832           118          9.77%
                                                             ---------       -------          ----
      Total Interest-Bearing Liabilities                       762,947        $7,961          4.17%
                                                             =========       =======          ====
      Demand Deposits                                          160,901
      Other Liabilities                                         15,695
                                                             ----------
                                                              $939,543
      Total Liabilities                                      ----------
                                                               $74,967
      Stockholders' Equity                                   ----------
      Total Liabilities and Stockholders'                   $1,014,510
         Equity                                              ==========
      Net Interest Income                                                   $11,133
                                                                            =======

      Interest Rate Spread                                                                    3.82%
                                                                                              =====
      Net Interest Margin                                                                     4.67%
                                                                                              =====
      Interest income and yield are stated on a fully tax-equivalent basis.
      The total amount of adjustment is $95 in 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 INDEPENDENT BANK CORP.
                                      (registrant)



Date:   August 14, 1997         /s/  John F. Spence, Jr.
                                   John F. Spence,Jr.
                               Chairman of the Board and
                                Chief Executive Officer




Date:   August 14, 1997        /s/  Richard J. Seaman
                                 Richard J. Seaman
                                Chief Financial Officer
                                     and Treasurer