Form 10-Q
period 1997-09-30
INDEPENDENT BANK CORP
filed 1997-11-14
CIK 776901

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997
                         Commission File Number: 1-9047

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

                                 (781) 878-6100
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes   X             No


         As of November 1,1997 there were 14,780,054 shares of the issuer's common stock outstanding.

                                      INDEX


PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

          Consolidated Balance Sheets - September 30, 1997 and
               December 31, 1996

          Consolidated Statements of Income - Nine months and quarters ended September 30, 1997 and 1996

          Consolidated Statements of Cash Flows - Nine months ended
               September 30, 1997 and 1996

          Notes to Consolidated Financial Statements - September 30,
               1997

Item 2.   Management's Discussion and Analysis of Financial Condition and
               Results of Operations


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

Item 2.   Changes in Securities

Item 3.   Defaults Upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

PART 1:  FINANCIAL INFORMATION
ITEM  1:   FINANCIAL STATEMENTS
INDEPENDENT BANK CORP.
CONSOLIDATED BALANCE SHEETS                                                    SEPTEMBER 30,        DECEMBER 31,
(Unaudited - in thousands)                                                         1997                 1996
ASSETS
  Cash and Due From Banks                                                        $48,089            $52,836
  Federal Funds Sold and Assets Purchased
    Under Resale Agreements                                                        3,005                650
  Securities Held To Maturity                                                    329,846            290,894
  Securities Available For Sale                                                  140,693             26,449
  Federal Home Loan Bank Stock                                                    14,887              7,558
  Loans, Net of Unearned Discount                                                790,782            695,406
   Less: Reserve for Possible Loan Losses                                        (12,624)           (12,221)
------------------------------------------------------------------------------------------------------------
      Net Loans                                                                  778,158            683,185
------------------------------------------------------------------------------------------------------------
  Bank Premises and Equipment                                                     11,802             10,642
  Other Real Estate Owned                                                              6                271
  Other Assets                                                                    20,937             20,308
------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                  $1,347,423         $1,092,793
============================================================================================================
LIABILITIES
  Deposits
    Demand Deposits                                                             $190,131           $176,887
    Savings and NOW Accounts                                                     251,950            257,819
    Money Market and Super NOW Accounts                                          108,066            107,084
    Time Certificates of Deposit over $100,000                                    55,446             45,866
    Other Time Deposits                                                          349,516            330,916
------------------------------------------------------------------------------------------------------------
      Total Deposits                                                             955,109            918,572
------------------------------------------------------------------------------------------------------------
  Federal Funds Purchased and Assets
     Sold Under Repurchase Agreements                                             79,986                840
  Federal Home Loan Bank Borrowings                                              171,500             78,000
  Treasury Tax and Loan Notes                                                      4,959              2,296
  Other Liabilities                                                               17,875             11,975
  Subordinated Capital Notes                                                           -                  -
------------------------------------------------------------------------------------------------------------
      Total Liabilities                                                        1,229,429          1,011,683
------------------------------------------------------------------------------------------------------------
  Corporation-Obligated Mandatorily Redeemable Trust Preferred
     Securities of Subsidiary Trust Holding Solely Junior Subordinated
     Debentures of the Corporation                                                28,750                  -
------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
  Common Stock, $.01 par value
    Authorized: 30,000,000 Shares
    Outstanding: 14,653,087 Shares at September 30, 1997
      and 14,604,501 at  December 31, 1996                                           147                146
  Surplus                                                                         44,637             44,433
  Retained Earnings                                                               43,272             36,666
  Unrealized Gain (Loss) on Securities Available For
    Sale, Net of Tax                                                               1,188               (135)
------------------------------------------------------------------------------------------------------------
      Total Stockholders' Equity                                                  89,244             81,110
------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES, MINORITY INTEREST IN SUBSIDIARIES
 AND  STOCKHOLDERS' EQUITY                                                    $1,347,423         $1,092,793
============================================================================================================


INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited - in thousands)                                     NINE MONTHS ENDED                       QUARTER ENDED
                                                              SEPTEMBER 30, 1997                    SEPTEMBER 30, 1997
                                                                   1997             1996                 1997             1996
INTEREST INCOME
   Interest on Loans                                            $48,753          $43,084              $17,177          $14,649
   Interest and Dividends on Securities                          18,816           14,001                7,698            4,996
   Interest on Federal Funds Sold
     and Repurchase Agreements                                      132              168                   49               52
   Interest on Interest Bearing Deposits                              -                7                    -                -
                                                       ----------------------------------    ----------------------------------
      Total Interest Income                                      67,701           57,260               24,924           19,697
                                                       ----------------------------------    ----------------------------------
INTEREST EXPENSE
   Interest on Deposits                                          23,471           20,425                8,160            6,686
   Interest on Borrowed Funds                                     6,057            3,445                3,144            1,524
                                                       ----------------------------------    ----------------------------------
      Total Interest Expense                                     29,528           23,870               11,304            8,210
                                                       ----------------------------------    ----------------------------------
   Net Interest Income                                           38,173           33,390               13,620           11,487
                                                       ----------------------------------    ----------------------------------
PROVISION FOR POSSIBLE LOAN LOSSES                                1,560            1,250                  530              500
                                                       ----------------------------------    ----------------------------------
   Net Interest Income After Provision
                                                       ----------------------------------    ----------------------------------
      Possible For Loan Losses                                   36,613           32,140               13,090           10,987
                                                       ----------------------------------    ----------------------------------
NON-INTEREST INCOME
   Service Charges on Deposit Accounts                            4,255            4,365                1,401            1,461
   Trust and Investment Services Income                           2,284            2,114                  726              700
   Mortgage Banking Income                                        2,083            2,247                  667              659
   Other Non-Interest Income                                        952            1,018                  309              291
                                                       ----------------------------------    ----------------------------------
      Total Non-Interest Income                                   9,574            9,744                3,103            3,111
                                                       ----------------------------------    ----------------------------------
NON-INTEREST EXPENSES
   Salaries and Employee Benefits                                15,129           15,908                5,218            5,088
   Occupancy Expenses                                             2,692            2,479                  850              805
   Equipment Expenses                                             2,080            1,847                  646              596
   Other Non-Interest Expenses                                    9,718            8,695                3,210            2,985
                                                       ----------------------------------    ----------------------------------
      Total Non-Interest Expenses                                29,619           28,929                9,924            9,474
                                                       ----------------------------------    ----------------------------------
MINORITY INTEREST EXPENSE                                           978                -                  667                -
INCOME BEFORE INCOME TAXES                                       15,590           12,955                5,602            4,624
PROVISION FOR INCOME TAXES                                        5,316            4,599                1,910            1,600
                                                       ----------------------------------    ----------------------------------
NET INCOME                                                      $10,274           $8,356               $3,692           $3,024
                                                       ==================================    ==================================
NET INCOME PER SHARE                                              $0.69            $0.57                $0.25            $0.20
                                                       ==================================    ==================================
Weighted average common and common
   equivalent shares outstanding                             14,921,678       14,724,745           14,969,902       14,758,987
                                                       ==================================    ==================================


INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - in thousands)

                                                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                                                   1997                    1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                                    $10,274                  $8,356
  ADJUSTMENTS TO RECONCILE NET INCOME TO
    NET CASH PROVIDED FROM OPERATING ACTIVITIES:
    Depreciation and amortization                                                 2,860                   2,441
    Provision for possible loan losses                                            1,560                   1,250
    Loans originated for resale                                                 (33,539)                (33,181)
    Proceeds from mortgage loan sales                                            33,497                  33,192
    Loss (gain) on sale of mortgages                                                 42                     (11)
    Other Real Estate Owned write-downs (recoveries)                               (110)                      -
    Changes in assets and liabilities:
       Increase in other assets                                                  (1,459)                   (713)
       Increase in other liabilities                                              6,656                   2,516
----------------------------------------------------------------------------------------------------------------
TOTAL ADJUSTMENTS                                                                 9,507                   5,494
----------------------------------------------------------------------------------------------------------------
    NET CASH PROVIDED FROM OPERATING ACTIVITIES                                  19,781                  13,850
----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Net decrease in Interest Bearing Deposits                                         -                     296
    Proceeds from maturities of Securities Held to Maturity                      59,318                 117,599
    Proceeds from maturities of Securities Available for Sale                    11,577                   4,565
    Purchase of Held to Maturity Securities                                     (99,009)               (166,120)
    Purchase of Available for Sale Securities                                  (123,937)                      -
    Purchase of FHLB Stock                                                       (7,329)                 (3,369)
    Net increase in Loans                                                       (97,724)                (41,440)
    Proceeds from sale of Other Real Estate Owned                                   404                     601
    Investment in Bank Premises and Equipment                                    (2,903)                 (2,777)
----------------------------------------------------------------------------------------------------------------
    NET CASH USED IN INVESTING ACTIVITIES                                      (259,603)                (90,645)
----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase (decrease) in Deposits                                          36,537                 (15,762)
    Net increase in Federal Funds Purchased
      and Assets Sold Under Repurchase Agreements                                79,146                  34,782
    Net increase in Federal Home Loan Bank Borrowings                            93,500                  40,000
    Net increase in Treasury Tax & Loan Notes                                     2,663                   1,673
    Net decrease in Capital Notes                                                     -                      (9)
    Issuance of corporation-obligated mandatorily redeemable
      trust preferred securities of subsidiary trust holding solely
      junior subordinated debentures of the Corporation                          28,750                       -
    Dividends Paid                                                               (3,371)                 (2,470)
    Proceeds from stock issuance                                                    205                     397
----------------------------------------------------------------------------------------------------------------
    NET CASH PROVIDED FROM FINANCING ACTIVITIES                                 237,430                  58,611
----------------------------------------------------------------------------------------------------------------
    NET DECREASE IN CASH AND CASH EQUIVALENTS                                    (2,392)                (18,184)
----------------------------------------------------------------------------------------------------------------
    CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE YEAR                       53,486                  80,354
----------------------------------------------------------------------------------------------------------------
    CASH AND CASH EQUIVALENTS AS OF SEPTEMBER 30,                               $51,094                 $62,170
----------------------------------------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included. Operating results for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997 or any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in Independent Bank Corp.'s (the "Company") annual report on Form 10-K for the year ended December 31, 1996.


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

The pro forma impact of Statement 128 is shown below:

                                                Quarter Ended September 30

                                              1997                 1996
                                          --------------       --------------

Net Income                                       $3,692               $3,024
Primary:
Weighted average shares (Basic)              14,646,537           14,562,767
Common stock equivalents                        323,365              196,220
                                          --------------       --------------
Primary weighted average shares              14,969,902           14,758,987
                                          ==============       ==============
Primary earnings per share reported               $0.25                $0.20
Proforma basic earnings per share                 $0.25                $0.21
Proforma diluted earnings per share               $0.25                $0.20

CORPORATION-OBLIGATED MANDATORILY REDEEMABLE TRUST
--------------------------------------------------
PREFERRED SECURITIES
--------------------

         In the second quarter of 1997, Independent Capital Trust I (the "Trust) was formed for the exclusive purpose of issuing cumulative trust preferred securities (the "Trust Preferred Securities") and investing the proceeds of the sale of these securities in junior subordinated debentures issued by the Company. The Company is the owner of all of the beneficial interest of the Trust, represented by common stock. A total of $28.75 million of 9.28% Trust Preferred Securities were issued and are scheduled to mature in 2027, callable at the option of the Company after May 19, 2002. Distributions on these securities are payable quarterly in arrears on the last day of March, June, September and December. Such distributions can be deferred at the option of the Company for up to five years. The Trust Preferred Securities will be subject to mandatory redemption, in whole or in part, on or after May 19, 2002, contemporaneously with the optional prepayment by the Corporation of all or part of the Junior Subordinated Debentures, in each case, at a redemption price equal to $25 per Trust Preferred Security plus the accrued and unpaid Distributions on the Trust preferred Securities so redeemed to the Redemption Date.

         The Trust Preferred Securities are presented in the consolidated balance sheets of the Company entitled " Corporation-Obligated Mandatorily Redeemable Trust Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures of the Corporation". The Company records distributions payable on the Trust Preferred Securities as a minority interest expense in its consolidated statements of income.

         The Company has unconditionally guaranteed all of the Trust's obligations under the Trust Preferred Securities.



DERIVATIVE ACCOUNTING POLICY
----------------------------


         The Bank has utilized interest rate swap agreements, caps, and floors as hedging instruments for asset and liability management purposes. As such, these instruments are accounted for under the accrual method. Income received from the fixed rate payments and interest paid under variable rate obligations is recorded on a net basis as interest income on loans. Gains or losses on the sale of derivatives are deferred and amortized into interest income over the remainder of the original term of the swap.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997


SUMMARY

         For the nine months ended September 30, 1997, Independent Bank Corp. (the Company) recorded net income of $10.3 million, or $0.69 per share, compared with net income of $8.4 million, or $0.57 per share, for the same period last year. This improvement in net income was due to a $4.8 million, or 14.3% increase in net interest income. The provision for loan losses increased to $1.6 million for the first nine months of 1997 compared with $1.3 million for the same period last year. Non-interest income was relatively unchanged while non interest expense increased by $690,000, or 2.4 % over the same period last year.

         The annualized consolidated returns on average equity and average assets for the first nine months of 1997 were 16.21% and 1.16%, respectively. This compares to annualized consolidated returns on average equity and average assets for the first nine months of 1996 of 14.83% and 1.10%, respectively.

         As of September 30, 1997, total assets amounted to $1.3 billion, an increase of $254.6 million over the 1996 year end balance. Investments increased $162.9 million, or 50.0% from $325.6 million at year end 1996, primarily due to an investment leverage strategy that the Company has implemented during the second and third quarter of 1997. Loans, net of unearned discount, increased $95.4 million, or 13.7%, since year end 1996 with strong growth in the commercial real estate and the installment loan portfolios. Deposit balances have increased by $36.5 million, or 4.0%, and borrowings have increased by $175.3 million, or 216.1%, since year end 1996.

         In the second quarter of 1997, Independent Capital Trust I was formed for the purpose of issuing Trust Preferred Securities. A total of $28.8 million of 9.28% Trust Preferred Securities were issued on May 19, 1997. Net income for the first nine months of 1997 reflects minority interest expense of $978,000.

         Nonperforming assets totaled $5.8 million as of September 30, 1997 compared to $4.7 million at December 31, 1996. Nonperforming assets represented 43 basis points of total assets as of September 30, 1997 and December 31,1996.

NET INTEREST INCOME

         The discussion of net interest income which follows is presented on a fully tax-equivalent basis. Net interest income for the nine months ended September 30, 1997, amounted to $38.5 million, an increase of $4.8 million, or 14.3%, from the comparable 1996 time frame. The Company's interest rate spread (the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities) decreased by 17 basis points to 3.74%. This is due to the Company's decision to expand the securities portfolio, financed by borrowings, to take advantage of a strong capital position. While these funding and investment actions increased net interest income, the net interest margin (net interest income as a percent of average interest earning assets) reflects the lower net interest spread on such transactions. The Company's net interest margin for the first nine months of 1997 was 4.58%, compared to 4.74% for the comparable 1996 time frame.


         The average balance of interest-earning assets for the first nine months of 1997 amounted to $1.1 billion, an increase of $172.1 million, or 18.1%, from the comparable 1996 time frame. Income from interest-earning assets amounted to $68.0 million for the nine months ended September 30, 1997, an increase of $10.5 million, or 18.2%, from the first nine months of 1996. The increase in interest income was due to a $89.0 million, or 13.7% increase in the average balance of loan portfolio, net of unearned discount, resulting from increases in the commercial real estate portfolio and indirect automobile lending, as well as a $83.1 million, or 27.8%, increase in the securities portfolio.

         Interest income is impacted by changes in market rates of interest due to variable and floating rate loans in the Company's portfolio. At September 30, 1997, loans having interest rates which adjust in accordance with changes in the Company's base lending rate or other market indices amounted to approximately $269.7 million, or 34.1% of loans, net of unearned discount.

         Interest income is also impacted by the amount of non-performing loans. The amount of interest due, but not recognized, on non-performing loans amounted to approximately $263,000 for the nine months ended September 30, 1997, compared to $370,000 for the nine months ended September 30, 1996.

         The average balance of interest-bearing liabilities for the first nine months of 1997 was $142.0 million, or 18.7%, higher than the comparable 1996 time frame. This increase in interest-bearing liabilities funded the loan and investment growth mentioned above. Average interest bearing deposits increased by $80.4 million, or 11.8%, for the first nine months of 1997 over the same period last year, primarily in the consumer certificate of deposit category. For the nine months ended September 30, 1997, average borrowings were $61.7 million, or 77.7%, higher than the first nine months of 1996, primarily in FHLB borrowings which increased by $52.1 million. Interest expense on deposits increased by $3.0 million, or 14.9%, to $23.5 million in the first nine months of 1997 and interest expense on borrowings increased by $2.6 million, or 75.8%, to $6.1 million as compared to the same period last year.

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

         For the nine months ended September 30, 1997, management increased the provision for possible loan losses, consistent with the level of loan growth experienced, to $1.6 million as compared to $1.3 million for the same period last year. For the first nine months of 1997, loans charged-off, net of recoveries of loans previously charged-off, amounted to $1.2 million as compared to $1.3 million for the comparable 1996 time frame.

         As of September 30, 1997, the ratio of the reserve for possible loan losses to loans, net of unearned discount, was 1.60%, as compared to the 1996 year-end level of 1.76%. The ratio of the reserve for possible loan losses to non-performing loans was 219.17% at September 30, 1997, lower than the 273.89% coverage recorded at year end 1996.

NON-INTEREST INCOME

         Non-interest income for the nine months ended September 30, 1997 was $9.6 million, compared to $9.7 million for the same period in 1996. Income from Trust and Financial Services increased by $170,000, or 8.0%, due to an increase in funds under management and a strong securities market. This increase was offset by a decrease in mortgage banking income of $164,000, or 7.3%, resulting from lower loan origination.


NON-INTEREST EXPENSES

         Non-interest expenses totaled $29.6 million for the nine months ended September 30, 1997, a $690,000 increase from the comparable 1996 period.

         Salaries and employee benefits decreased by $779,000, or 4.9%. As previously reported, in connection with a change in the Bank's pension plan which was effective January 1, 1997, the Company recognized $394,000 of previously accrued pension liability as a credit to salaries and benefits during the first quarter. As a result of the change from a pension plan to a defined contribution plan, no pension expense was recognized in the first nine months of 1997. The remainder of the decrease in salaries and employee benefits is due to the transfer of sixty-nine employees to the Company's third party data processing provider, as a result of a facilities management agreement enacted in the first quarter last year.

         Occupancy and equipment expenses for the first nine months of 1997 increased $446,000, or 10.3%, from the comparable 1996 period as a result of the Company's commitment to improve facilities and take advantage of current technology.


         Other non-interest expenses for the first nine months of 1997 increased $1.0 million to $9.7 million from $8.7 million in the first nine months of 1996. This increase is associated with the data processing conversion, completed in the first quarter of 1997 and to a combination of conversion costs and the data processing facilities management fee in 1997. In addition, consulting fees have increased by $374,000 due to the cost of implementing tax planning strategies and other business initiatives.


INCOME TAXES

         The Company records income tax expense pursuant to Statement of Financial Accounting Standards No. 109, "Accounting For Income Taxes". The Company evaluates the deferred tax asset and the valuation reserve on a quarterly basis. The Company's effective tax rates for the nine months ended September 30, 1997 and 1996 were 34.1% and 35.5% respectively. The lower rate in 1997 reflects certain tax planning strategies enacted by the Company in 1997.


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

         Beginning in 1992, Rockland entered into interest rate swap agreements as a hedge against stable or declining interest rates. As of September 30, 1997, the Bank had interest rate swap agreements with a total notional value of $70 million. These swaps were arranged through two international banking institutions and have initial maturities ranging from three to five years. The Bank receives fixed rate payments and pays a variable rate of interest tied to 3-month LIBOR.

LIQUIDITY AND CAPITAL

         Liquidity, as it pertains to the Company, is the ability to generate cash in order to meet ongoing obligations to pay deposit withdrawals and to fund loan commitments. The Company's primary sources of liquidity are deposits, borrowings, and the amortization, prepayment, and maturities of loans and investments.


         A strong source of liquidity is the Company's core deposits, those deposits which management considers, based on experience, are not likely to be withdrawn in the near term. The Company utilizes its extensive branch banking network to attract retail customers who provide a stable source of core deposits. The Company has established five repurchase agreements with major brokerage firms as potential sources of liquidity. On September 30, 1997 the Company had $80.0 million outstanding under such lines classified on the Balance Sheet as "Federal Funds Purchased and Assets Sold Under Repurchase Agreements". In addition, as a member of the Federal Home Loan Bank, Rockland has access to approximately $400 million of borrowing capacity. At September 30, 1997, the Company had $171.5 million outstanding under such lines. The Company actively manages its liquidity position under the direction of the Bank's Asset/Liability Management Committee. Periodic review under formal policies and procedures is intended to ensure that the Company will maintain access to adequate levels of available funds. At September 30, 1997, the Company's liquidity position was well above its internal policy guidelines.



CAPITAL RESOURCES AND DIVIDENDS

         The Company and Rockland are subject to capital requirements established by the Federal Reserve Board and the FDIC. One key measure of capital adequacy is the risk-based ratio for which the regulatory agencies have established minimum requirements of 4.00% and 8.00% for Tier 1 risk-based capital and total risk-based capital, respectively. As of September 30, 1997, the Company had a Tier 1 risked-based capital ratio of 13.91% and a total risked-based capital ratio of 15.16%. As of the same date, Rockland had a Tier 1 risked-based capital ratio of 10.16% and a total risked-based capital ratio of 11.41% as of the same date.

         An additional capital requirement of a minimum 4.00% Tier 1 leverage capital is mandated by the regulatory agencies. As of September 30, 1997, the Company and the Bank had Tier 1 leverage capital ratios of 8.82% and 6.48%, respectively.

         The Company's capital ratios increased significantly due to the issuance of $28.8 million of Trust Preferred Securities in the second quarter of 1997.

         In September, the Company's Board of Directors declared a cash dividend of $.09 per share to shareholders of record as of September 26, 1997. This dividend was paid on October 10, 1997. On an annualized basis, the dividend payout ratio amounted to 41.9% of the trailing four quarters earnings.

YEAR 2000

         The Company has developed preliminary plans to address the possible exposures related to impact on its computer systems of the Year 2000. Key financial, information and operational systems have been assessed and detailed plans have been developed to address systems modifications required by December 31, 1999. The financial impact of making the required systems changes is not expected to be material to the Company's consolidated financial position, results of operations or cash flows.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997


SUMMARY

         For the three months ended September 30, 1997, the Company recorded net income of $3.7 million, or $0.25 per share, compared with net income of $3.0 million, or $0.20 per share, for the same period last year. This increase was due to increased net interest income of $2.1 million, or 18.6% . The provision for loan losses increased to $530,000 for the third quarter of 1997 compared with $500,000 for the same period last year. Non-interest income was relatively unchanged while non-interest expense increased by $450,000 or 4.7 % when compared to third quarter 1996. Net income for the third quarter of 1997 also reflects minority interest expense of $667,000.


         The annualized consolidated returns on average equity and average assets for the third quarter of 1997 were 16.91% and 1.14%, respectively. This compares to annualized consolidated returns on average equity and average assets for the third quarter of 1996 of 15.69% and 1.16%, respectively.


NET INTEREST INCOME

         The discussion of net interest income which follows is presented on a fully tax-equivalent basis. Net interest income for the three months ended September 30, 1997, amounted to $13.8 million, an increase of $2.2 million, or 19.0%, from the comparable 1996 time frame. The Company's interest rate spread (the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities) decreased by 43 basis points to 3.55%. The Company's net interest margin for the third quarter of 1997 was 4.47%, compared to 4.77% for the comparable 1996 time frame. This decrease in the net interest margin is due to a planned increase in the Company's investment portfolio financed primarily with borrowed funds.


         The average balance of interest-earning assets for the third quarter of 1997 amounted to $1.2 billion, an increase of $263.3 million, or 27.1%, over the comparable 1996 time frame. Income from interest-earning assets amounted to $25.1 million for the third quarter of 1997, an increase of $5.3 million, or 26.8%, from the third quarter of 1996. The increase in interest income was attributable to a $114.3 million, or 17.3% increase in the average balance of the loan portfolio, net of unearned discount, resulting from increases in the commercial real estate portfolio and indirect automobile lending. In addition, the securities portfolio increased by $149.0 million, or 47.8% which reflects the Company's strategy of leveraging its capital.

         The average balance of interest-bearing liabilities for the third quarter of 1997 was $200.4 million, or 25.4%, higher than the comparable 1996 time frame. Average interest bearing deposits increased by $95.3 million, or 14.0%, for the third quarter of 1997 over the same period last year, primarily in the consumer certificate of deposit category. For the three months ended September 30, 1997, average borrowings were $105.1 million, or 99.2%, higher than the third quarter of 1996. Interest expense on deposits increased by $1.5 million, or 22.0%, while interest expense on borrowings increased by $1.6 million or 106.3%.



NON-INTEREST INCOME

         Non-interest income for the three months ended September 30, 1997 and September 30, 1996 was $3.1 million.


NON-INTEREST EXPENSES

         Non-interest expenses totaled $9.9 million for the three months ended September 30, 1997, a $450,000 increase from the comparable 1996 period. The increase in non-interest expense was mostly due to a $225,000 increase in other non-interest expenses, attributable to consulting fees, due to the cost of implementing tax planning strategies and other business initiatives. Also impacting this increase was a $130,000, or a 2.6% increase in salary and employee benefit expenses, primarily representing the normal annual salary increases.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders  - None

Item 5.  Other Information

         The financial information detailed below is included hereafter in this report:

         Consolidated Statements of Changes in Stockholders' Equity
              Three months ended September 30, 1997 and the year ended December 31, 1996

         Consolidated Average Balance Sheet and Average Rate Data -
              Nine months and three months ended September 30, 1997 and 1996.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

                No.                                       Page
                ---                                       ----
                27 Financial Data Schedule                 E-1

         (b) Reports on Form 8-K

               The Company did not file any reports on Form 8-K during the quarter ended September 30, 1997.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF CHANGES
   IN STOCKHOLDERS' EQUITY                                                                              UNREALIZED
(Unaudited - in thousands)                                                                              GAIN (LOSS)
                                                  COMMON                              RETAINED          INVESTMENTS
                                                  STOCK            SURPLUS            EARNINGS           AVAILABLE       TOTAL
--------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1996                           $145            $43,777             $28,710             ($60)        $72,572
--------------------------------------------------------------------------------------------------------------------------------

Net Income                                                                              11,597                           11,597
Dividends Declared                                                                      (3,641)                          (3,641)
Common Stock Sold Under Dividend
  Reinvestment & Stock Purchase Plan                  1                497                                                  498
Proceeds From Exercise of Stock Options                                105                                                  105
Tax Benefit of Stock Option Exercises                                   54                                                   54
Change in Unrealized Loss on Securities
    Available for Sale, Net of Tax                                                                          (75)            (75)
--------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996                          146             44,433              36,666             (135)         81,110
--------------------------------------------------------------------------------------------------------------------------------

Net Income                                                                              10,274                           10,274
Dividends Declared                                                                      (3,668)                          (3,668)
Proceeds From Exercise of Stock Options               1                204                                                  205
Change in Unrealized Loss on Securities
    Available for Sale, Net of Tax                                                                        1,323           1,323

--------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1997                        $147            $44,637             $43,272           $1,188         $89,244
--------------------------------------------------------------------------------------------------------------------------------

INDEPENDENT BANK CORP.
SUPPLEMENTAL FINANCIAL INFORMATION
CONSOLIDATED AVERAGE BALANCE SHEET AND AVERAGE RATE DATA
(Unaudited - in thousands)

                                                                     AVERAGE OUTSTANDING                 INTEREST EARNED/
                                                                          BALANCE                             PAID
FOR THE NINE MONTHS ENDED SEPTEMBER 30,                              1997              1996            1997           1996
   Interest-Earning Assets
      Taxable Investment Securities                              $367,768          $287,349         $18,400        $13,775
      Non-taxable Investment Securities                            11,110             7,429             600            325
      Loans, net of Unearned Discount                             738,293           649,314          48,895         43,287
      Federal Funds Sold and Assets
        Purchased Under Resale Agreements                           3,267             4,091             132            168
      Interest Bearing Deposits                                         -               171               -              7

                                                          ----------------   ---------------    ------------   ------------
      Total Interest-Earning Assets                            $1,120,438          $948,354         $68,027        $57,562
                                                          ----------------   ---------------    ------------   ------------
      Cash and Due From Banks                                      43,724            46,633
      Other Assets                                                 18,908            15,533
                                                          ----------------   ---------------
      Total Assets                                             $1,183,070        $1,010,520
                                                          ================   ===============

   Interest-Bearing Liabilities
      Savings and NOW Accounts                                   $254,419          $257,527          $4,079         $4,175
      Money Market & Super NOW Accounts                           108,450           105,688           2,279          2,206
      Other Time Deposits                                         399,158           318,450          17,113         14,044
      Federal Funds Purchased and Assets
         Sold Under Repurchase Agreements                          39,890            25,991           1,695          1,071
      Federal Home Loan Bank Borrowings                            97,473            45,380           4,221          1,916
      Treasury Tax and Loan Notes                                   3,704             3,185             141            102
      Subordinated Capital Notes                                        -             4,836               -            356

                                                          ----------------   ---------------    ------------   ------------
      Total Interest-Bearing Liabilities                         $903,094          $761,057         $29,528        $23,870
                                                          ----------------   ---------------    ------------   ------------
      Demand Deposits                                             167,062           160,157
      Other Liabilities                                            28,417            14,168
                                                          ----------------   ---------------
      Total Liabilities                                         1,098,573           935,382
                                                          ----------------   ---------------
      Stockholders' Equity                                         84,497            75,138
                                                          ----------------   ---------------
      Total Liabilities and Stockholders' Equity                1,183,070         1,010,520
                                                          ================   ===============


                                                                                                ------------   ------------
      Net Interest Income                                                                           $38,499        $33,692
                                                                                                ============   ============


      Interest Rate Spread


      Net Interest Margin






                                                             AVERAGE YIELD
FOR THE NINE MONTHS ENDED SEPTEMBER 30,                  1997            1996
   Interest-Earning Assets
      Taxable Investment Securities                      6.67%           6.39%
      Non-taxable Investment Securities                  7.20%           5.83%
      Loans, net of Unearned Discount                    8.83%           8.89%
      Federal Funds Sold and Assets
        Purchased Under Resale Agreements                5.39%           5.48%
      Interest Bearing Deposits                          0.00%           5.46%

                                                   -----------   -------------
      Total Interest-Earning Assets                      8.10%           8.09%
                                                   -----------   -------------
      Cash and Due From Banks
      Other Assets

      Total Assets


   Interest-Bearing Liabilities
      Savings and NOW Accounts                           2.14%           2.16%
      Money Market & Super NOW Accounts                  2.80%           2.78%
      Other Time Deposits                                5.72%           5.88%
      Federal Funds Purchased and Assets
         Sold Under Repurchase Agreements                5.67%           5.49%
      Federal Home Loan Bank Borrowings                  5.77%           5.63%
      Treasury Tax and Loan Notes                        5.08%           4.27%
      Subordinated Capital Notes                         0.00%           9.82%

                                                   -----------   -------------
      Total Interest-Bearing Liabilities                 4.36%           4.18%
                                                   -----------   -------------
      Demand Deposits
      Other Liabilities

      Total Liabilities

      Stockholders' Equity

      Total Liabilities and Stockholders' Equity




      Net Interest Income


                                                   -----------   -------------
      Interest Rate Spread                               3.74%           3.91%
                                                   -----------   -------------
      Net Interest Margin                                4.58%           4.74%
                                                   ===========   =============



      Interest income and yield are stated on a fully tax-equivalent basis.
      The total amount of adjustment is $326 and $302 in 1997 and 1996, respectively.

INDEPENDENT BANK CORP.
SUPPLEMENTAL FINANCIAL INFORMATION
CONSOLIDATED AVERAGE BALANCE SHEET AND AVERAGE RATE DATA
(Unaudited - in thousands)

                                                              AVERAGE OUTSTANDING                INTEREST EARNED/
                                                                    BALANCE                            PAID
FOR THE QUARTER ENDED SEPTEMBER 30,                          1997              1996            1997           1996
   Interest-Earning Assets
      Taxable Investment Securities                      $436,976          $300,123          $7,439         $4,914
      Non-taxable Investment Securities                    20,282             7,849             376            115
      Loans, net of Unearned Discount                     775,549           661,296          17,224         14,712
      Federal Funds Sold and Assets
        Purchased Under Resale Agreements                   3,575             3,855              49             52
      Interest Bearing Deposits                                 -                 -               -              -

                                                   ---------------   ---------------   -------------   ------------
      Total Interest-Earning Assets                    $1,236,382          $973,123         $25,088        $19,793
                                                   ---------------   ---------------   -------------   ------------
      Cash and Due From Banks                              39,782            47,503
      Other Assets                                         20,354            21,991
                                                   ---------------   ---------------
      Total Assets                                     $1,296,518        $1,042,617
                                                   ===============   ===============

   Interest-Bearing Liabilities
      Savings and NOW Accounts                            256,767           259,473           1,381          1,410
      Money Market & Super NOW Accounts                   108,334           104,030             760            728
      Other Time Deposits                                 412,868           319,186           6,019          4,548
      Federal Funds Purchased and Assets
         Sold Under Repurchase Agreements                  64,688            33,129             945            461
      Federal Home Loan Bank Borrowings                   143,491            64,162           2,147            901
      Treasury Tax and Loan Notes                           2,884             3,823              52             43
      Subordinated Capital Notes                                -             4,836               -            119

                                                   ---------------   ---------------   -------------   ------------
      Total Interest-Bearing Liabilities                 $989,032          $788,639         $11,304         $8,210
                                                   ---------------   ---------------   -------------   ------------
      Demand Deposits                                     175,960           163,318
      Other Liabilities                                    44,207            13,590
                                                   ---------------   ---------------
      Total Liabilities                                 1,209,199           965,547
                                                   ---------------   ---------------
      Stockholders' Equity                                 87,319            77,070
                                                   ---------------   ---------------
      Total Liabilities and Stockholders' Equity        1,296,518         1,042,617
                                                   ===============   ===============


                                                                                       -------------   ------------
      Net Interest Income                                                                   $13,784        $11,583
                                                                                       =============   ============
                                                                -

      Interest Rate Spread


      Net Interest Margin

                                                             AVERAGE YIELD
FOR THE QUARTER ENDED SEPTEMBER 30,                      1997            1996
   Interest-Earning Assets
      Taxable Investment Securities                      6.81%           6.55%
      Non-taxable Investment Securities                  7.42%           5.86%
      Loans, net of Unearned Discount                    8.88%           8.90%
      Federal Funds Sold and Assets
        Purchased Under Resale Agreements                5.48%           5.40%
      Interest Bearing Deposits                             -               -

                                                  ------------   -------------
      Total Interest-Earning Assets                      8.12%           8.14%
                                                  ------------   -------------
      Cash and Due From Banks
      Other Assets

      Total Assets


   Interest-Bearing Liabilities
      Savings and NOW Accounts                           2.15%           2.17%
      Money Market & Super NOW Accounts                  2.81%           2.80%
      Other Time Deposits                                5.83%           5.70%
      Federal Funds Purchased and Assets
         Sold Under Repurchase Agreements                5.84%           5.57%
      Federal Home Loan Bank Borrowings                  5.99%           5.62%
      Treasury Tax and Loan Notes                        7.21%           4.50%
      Subordinated Capital Notes                            -            9.84%

                                                  ------------   -------------
      Total Interest-Bearing Liabilities                 4.57%           4.16%
                                                  ------------   -------------
      Demand Deposits
      Other Liabilities

      Total Liabilities

      Stockholders' Equity

      Total Liabilities and Stockholders' Equity




      Net Interest Income


                                                  ------------   -------------
      Interest Rate Spread                               3.55%           3.98%
                                                  ------------   -------------
      Net Interest Margin                                4.47%           4.77%
                                                  ============   =============



      Interest income and yield are stated on a fully tax-equivalent basis.
      The total amount of adjustment is $164 and $96 in 1997 and 1996, respectively.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              INDEPENDENT BANK CORP.
                                                  (registrant)



Date:   November 14, 1997                /s/  John F. Spence, Jr.
                                              John F. Spence, Jr.
                                              Chairman of the Board and
                                              Chief Executive Officer




Date:   November 14, 1997                /s/  Richard J. Seaman
                                              Richard J. Seaman
                                              Chief Financial Officer
                                              and Treasurer