Form 10-K405
period 1997-12-31
INDEPENDENT BANK CORP
filed 1998-03-31
CIK 776901

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549
                                    FORM 10-K



            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997
                                       or

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ____ to ____

                         Commission File Number: 1-9047

                             Independent Bank Corp.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Massachusetts                                      04-2870273
---------------------------------------------          ------------------------------------
(State or other jurisdiction of incorporation          (I.R.S. Employer Identification No.)
               or  organization)

               288 Union Street
         Rockland, Massachusetts                                      02370
---------------------------------------------          ------------------------------------
  (Address of principal executive offices)                          (Zip Code)

       Registrant's telephone number, including area code: (781) 878-6100

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

|X|   Yes               No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

As of February 28, 1998, the aggregate market value of the 12,836,794 shares of Common Stock of the Registrant issued and outstanding on such date, excluding 2,007,402 shares held by all directors and executive officers of the Registrant as group, was $226,248,494. This figure is based on the closing sale price of $17.625 per share on February 28, 1998, as reported in The Wall Street Journal on March 1, 1998.

Number of shares of Common Stock outstanding as of February 28, 1998: 14,844,196

                       DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents incorporated by reference and the Part of Form 10-K into which the document is incorporated:

(1) Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1997 are incorporated into Part II, Items 5-8 of this Form 10-K.

(2) Portions of the Registrant's definitive proxy statement for its 1998 Annual Meeting of Stockholders are incorporated into Part III, Items 10-13 of this Form 10-K.

================================================================================

PART 1.

Item 1.  Business

         General. Independent Bank Corp. (the "Company") is a state chartered, federally registered bank holding company headquartered in Rockland, Massachusetts. The Company is the sole stockholder of Rockland Trust Company ("Rockland" or "the Bank"), a Massachusetts trust company chartered in 1907. Rockland offers a full range of commercial and retail banking and trust services through its network of 33 banking offices, eight commercial lending centers, and two trust and financial services offices located in the Plymouth, Norfolk, and Bristol Counties of Southeastern Massachusetts. At December 31, 1997, the Company had total assets of $1,370.0 million, total deposits of $988.1 million, stockholders' equity of $92.5 million, and 516 full-time equivalent employees.

         Rockland has a deep rooted history as a community oriented commercial bank. As a result of its strong commitment to the local business community, the Bank has become one of the prominent financial institutions in Plymouth County which represents the majority of its market area. The Bank had approximately 18.25% of the total deposits within Plymouth County as of June 30, 1997, the most recent date for which such data is available, or almost 178% of the market share of its nearest competitor. In addition, Rockland has been the leading originator of residential mortgages in Plymouth County for the last five years. Due to the continuing consolidation within the financial services industry, Rockland is the only remaining locally based commercial bank in Plymouth County.

         In 1997, Independent Capital Trust I (the "Trust") was formed for the purpose of issuing trust preferred securities (the "Trust Preferred Securities"). A total of $28.75 million of 9.28% Trust Preferred Securities were issued by the Trust and are scheduled to mature in 2027, callable at the option of the company after May 19, 2002. For further information on the Trust Preferred Securities, see footnote 13 of the Company's 1997 Annual Report to Stockholders.

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

         After implementing a number of managerial, operational, and financial changes during 1991 and 1992, the Company returned to profitability in 1992. In December of that year, the Company issued 9.2 million shares of common stock, strengthening its capital base. These measures contributed to improved operating results for the Company which recorded net income of $4.6 million, $8.1 million, $10.4 million and $11.6 million for the years ended December 31, 1993, 1994, 1995 and 1996, respectively. The improvement in 1996 earnings over 1995 was attributable to an increase in net interest income, an increase in non-interest income, and a decrease in non-interest expenses.

         For the year ended December 31, 1997, the Company recorded net income of $14.2 million, an increase of 22.1% over 1996 earnings. The improved 1997 results reflect a 16.3% increase in net interest income, a .5% increase in non-interest income and a increase of 3.9% in non-interest expenses.

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

Lending Activities

         General. The Bank's gross loan portfolio amounted to $856.8 million on December 31, 1997, or 62.5% of total assets on that date. The Bank classifies loans as commercial, real estate, or consumer. Commercial loans consist primarily of loans to businesses for working capital and other business related purposes and floor plan financing. Real estate loans are comprised of commercial mortgages which are secured by nonresidential properties, residential mortgages which are secured primarily by owner-occupied residences, home equity loans, and mortgages for the construction of commercial and residential properties. Consumer loans consist of instalment obligations, the majority of which are automobile loans, and other consumer loans.

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

         In accordance with governing banking statutes, Rockland is permitted, with certain exceptions, to make loans and commitments to any one borrower, including related entities, in the aggregate amount of not more than 20% of stockholders' equity, or $18.5 million at December 31, 1997. Notwithstanding the foregoing, the Bank has established a more restrictive limit of not more than 15% of stockholders' equity, or $13.9 million at December 31, 1997, which limit may be exceeded with the approval of the Board of Directors. There were no borrowers whose total indebtedness aggregated or exceeded $13.9 million as of December 31, 1997.

         The Bank's principal earning assets are its loans. Although the Bank judges its borrowers to be creditworthy, the risk of deterioration in borrowers' abilities to repay their loans in accordance with their existing loan agreements is inherent in any lending function. Participating as a lender in the credit markets requires a strict monitoring process to minimize credit risk. This process requires substantial analysis of the loan application, an evaluation of the customer's capacity to repay according to the loan's contractual terms, and an objective determination of the value of the collateral. The Bank also utilizes the services of an independent third-party consulting firm to provide loan review services,which consist of a variety of monitoring techniques performed after a loan becomes part of the Bank's portfolio.

         The Bank's Controlled Asset Department is responsible for the management and resolution of nonperforming assets. In the course of resolving nonperforming loans, the Bank may choose to restructure certain contractual provisions. In order to facilitate the disposition of other real estate owned
(OREO), the Bank may finance the purchase of such properties at market rates, if the borrower qualifies under the Bank's standard underwriting guidelines.

Loan Portfolio Composition and Maturity. The following table sets forth information concerning the composition of the Bank's loan portfolio by loan type at the dates indicated.

                                                                December 31,
                     --------------------------------------------------------------------------------------------------
                            1997                 1996               1995                1994               1993
                     ------------------- ------------------- ------------------- ------------------ -------------------
                                                                (Dollars in
                                                                 Thousands)
                     Amount    Percent   Amount     Percent  Amount     Percent  Amount    Percent  Amount     Percent
Commercial           $138,541    16.2%    $127,008    17.9%   $121,679    19.1%  $122,944   20.5%    $117,332    23.8%
Real estate:
   Commercial         238,930    27.9      205,256    29.0     187,608    29.4    169,693    28.4     142,619    29.0
   Residential        207,555    24.2      202,031    28.5     187,652    29.4    184,958    30.9     155,182    31.5
   Construction        34,227     4.0       31,633     4.5      27,863     4.4     28,892     4.8      20,147     4.1
Consumer:
   Instalment         227,700    26.6      132,589    18.7     102,088    16.0     80,441    13.4      46,909      9.5
   Other                9,849     1.1       10,140     1.4      11,076     1.7     11,882     2.0      10,415      2.1
                     --------    ----     --------    ----    --------    ----    -------    ----     -------    -----
Gross Loans           856,802   100.0%     708,657   100.0%    637,966   100.0%   598,810   100.0%    492,604    100.0%
                     --------    ----     --------    ----    --------    ----    -------    ----     -------    -----
Unearned Discount      28,670               13,251               9,825              8,121               5,020
Reserve for
Possible
   Loan Losses         12,674               12,221              12,088             13,719              15,485
                       ------               ------              ------             ------              ------
Net Loans            $815,458             $683,185            $616,053           $576,970            $472,099
                     ========             ========            ========           ========            ========

         The Company's outstanding loans grew by 19.4% in 1997, following a 10.9% increase in 1996. This loan growth was primarily attributable to an increase in the consumer loan portfolio with remaining growth in the commercial loan and commercial real estate portfolios.

         Commercial loans increased $11.5 million, or 9.1%, in 1997, following an increase of $5.3 million, or 4.4%, in 1996.

         Real estate loans comprised 56.1% of gross loans at December 31, 1997, as compared to 62.0% at December 31, 1996. Commercial real estate loans have reflected increases over the last two years of $33.7 million, or 16.4%, in 1997, and $17.7 million, or 9.4%, in 1996. These increases are indicative of the sound prospects for small and medium sized businesses in the Bank's market area. Residential real estate loans increased $5.5 million, or 2.7%, in 1997, and $14.4 million, or 7.7% in 1996. The majority of residential mortgage loans originated were sold in the secondary market. During 1997, the Bank sold $43.2 million of the current production of residential mortgages as part of its overall asset/liability management. Real estate construction loans increased $2.6 million, or 8.2%, in 1997, following a increase of $3.8 million, or 13.5%, in 1996.

         Consumer instalment loans increased $95.1 million, or 71.7%, and $30.5 million, or 29.9%, during 1997 and 1996, respectively. The increases over the past two years are attributed to a focused effort directed at expanding banking relationships with new and used automobile dealers within the market area. As a result, strong growth was reported in 1997 and 1996. As of December 31, 1997 and 1996, automobile loans represented 76.4% and 78.2%, respectively, of the Bank's consumer loan portfolio. Since the sale of the Bank's credit card portfolio during 1991 and 1992, other consumer loans have consisted primarily of cash reserve loans. Introduced in 1992, cash reserve loans are designed to afford the Bank's customers overdraft protection. The balances of these loans increased $.5 million, or 22.0%, in 1997 following a decline of $.9 million, or 8.4%, in 1996.

         The following table sets forth the scheduled contractual amortization of the Bank's loan portfolio at December 31, 1997. Loans having no schedule of repayments or no stated maturity are reported as due in one year or less. The following table also sets forth the rate structure of loans scheduled to mature after one year.


                                                     Real         Real
                                   Real Estate -   Estate -     Estate -    Consumer -   Consumer -
                      Commercial    Commercial    Residential  Construction Instalment      Other        Total
                      ------------ -------------- ------------ ------------ ------------ ------------ -------------
Amounts due in:                                              (Thousands)
                                                                                                  $
One year or less          $71,540      $43,667         $167      $34,227       $5,178           ---     $154,779
After one year through
   five years              56,654      154,359       10,913          ---      221,349         9,849      453,124
Beyond five years          10,347       40,904      196,475          ---        1,173           ---      248,899
                         --------      -------     --------      -------     --------       -------     --------
Total                    $138,541      207,555     $207,555      $34,227     $227,700       $19,849     $856,802
                         ========      =======     ========      =======     ========       =======     ========

Interest rates on
   amounts due after
   one year:
Fixed Rate                $36,804     $160,342      $78,439        $ ---     $222,522        $9,849     $507,956
Adjustable Rate            30,197       34,921      128,949          ---          ---           ---      194,067


         Generally, the average actual maturity of loans is substantially less than their average contractual maturity due to prepayments and, in the case of real estate loans, due-on-sale clauses, which generally gives the Bank the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells the property subject to the mortgage and the loan is not repaid. The average life of real estate loans tends to increase when current real estate loan rates are higher than rates on mortgages in the portfolio and, conversely, tends to decrease when rates on mortgages in the portfolio are higher than current real estate loan rates. Under the latter scenario, the weighted average yield on the portfolio tends to decrease as higher yielding loans are repaid or refinanced at lower rates. Due to the fact that the Bank may, consistent with industry practice, "roll over" a significant portion of commercial and commercial real estate loans at or immediately prior to their maturity by renewing the loans on substantially similar or revised terms, the principal repayments actually received by the Bank are anticipated to be significantly less than the amounts contractually due in any particular period. In addition, a loan, or a portion of a loan, may not be repaid due to the borrower's inability to satisfy the contractual obligations of the loan. As of December 31, 1997, $.6 million of loans scheduled to mature within one year were nonperforming. See "Lending Activities - Nonperforming Assets."

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

         Commercial loans, commercial real estate loans, and construction loans may be approved by commercial loan officers up to their individually assigned lending limits which are established and modified periodically to reflect the officer's expertise and experience. Commercial loans and commercial real estate loans in excess of a loan officer's assigned lending limit are approved by various levels of authority within the commercial lending division, depending on the loan amount, up to and including the Senior Loan Committee and ultimately the Executive Committee of the Board of Directors.

         Residential real estate loans and home equity loans follow a similar approval process within the retail lending division.

         Sale of Loans. The Bank's owner-occupied residential real estate loans are generally originated in compliance with terms, conditions and documentation which permit the sale of such loans to the Federal Home Loan Mortgage Corporation ("FHLMC"), the Federal National Mortgage Association ("FNMA"), the Government National Mortgage Association ("GNMA"), and other institutional investors in the secondary market. The majority of fixed rate, long term residential mortgages originated by the Bank are sold without recourse in the secondary market. Loan sales in the secondary market provide funds for additional lending and other banking activities. The Bank generally retains the servicing on the loans sold. As part of its asset/liability management strategy, the Bank may retain a portion of adjustable rate residential real estate loans or fixed-rate residential real estate loans. During 1997, the Bank originated $80.5 million in residential real estate loans of which $37.3 million was retained in its portfolio.

         The principal balance of loans serviced by the Bank amounted to $263.2 million at December 31, 1997 and $252.2 million at December 31, 1996. Under its mortgage servicing arrangements, the Bank generally continues to collect payments on loans, to inspect the mortgaged property, to make insurance and tax advances on behalf of borrowers and to otherwise service the loans and receives a fee for performing these services. Net servicing fee income amounted to $800,000 and $741,000 for the years ended December 31, 1997 and 1996, respectively. Loan origination fees which relate to loans sold by the Bank are recognized as non-interest income at the time of the loan sale. Under its sales agreements, the Bank pays the purchaser of mortgage loans a specified yield on the loans sold. The difference, after payment of any guarantee fee, is retained by the Bank and recognized as fee income over the life of the loan. In addition, loans may be sold at a premium or a discount with any resulting gain or loss recognized at the time of sale. Effective January 1, 1996 the Bank adopted SFAS No. 122 "Accounting for

Mortgage Servicing Rights". For the years ended December 31, 1997, and 1996, the Bank recognized net gains on the sales of mortgages including the impact of the adoption of SFAS No. 122, of $224,000 and $360,000, respectively.

         Commercial Loans. The Bank offers secured and unsecured commercial loans for business purposes, including issuing letters of credit. The Bank's commercial loans increased $11.5 million, or 9.1%, in 1997, following an increase of $5.3 million, or 4.4%, in 1996. At December 31, 1997, $138.5 million, or 16.2%, of the Bank's gross loan portfolio consisted of commercial loans, compared to $127.0 million, or 17.9%, at December 31, 1996.

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

         The Bank's commercial revolving lines of credit generally are for the purpose of providing working capital to the borrower and may be secured or unsecured. Collateral for commercial revolving lines of credit may consist of accounts receivable, inventory or both, as well as other corporate assets. Generally, the Bank will lend up to 80% of accounts receivable, provided that such receivables have not aged more than 60 days and/or up to 20% to 40% of the value of raw materials and finished goods inventory securing the line. Commercial revolving lines of credit generally are reviewed on an annual basis and usually require substantial repayment of principal during the year. At December 31, 1997, the Bank had $55.8 million outstanding under commercial revolving lines of credit, and $69.4 million of unused commitments under such lines on that date.

         The Bank's standby letters of credit generally are secured, have terms of not more than one year, and are reviewed for renewal. As of December 31, 1997, the Bank had $1.0 million in outstanding commitments pursuant to standby letters of credit. These facilities are managed by the Commercial Lending Division.

         The Bank also provides automobile and, to a lesser extent, boat and other vehicle floor-plan financing. Floor-plan loans, which are secured by the automobiles, boats, or other vehicles constituting the dealer's inventory, amounted to $27.4 million as of

December 31, 1997. Upon the sale of a floor-plan unit, the proceeds of the sale are applied to reduce the loan balance. In the event a unit financed under a floor-plan line of credit remains in the dealer's inventory for an extended period, the amount of the line is reduced with respect to such unit. Bank personnel make unannounced monthly inspections of each dealer to review the value and condition of the underlying collateral.

         Real Estate Loans. The Bank's real estate loans consist of loans secured by commercial properties, loans secured by 1-4 unit residential properties, home equity loans, and construction loans. As of December 31, 1997, the Bank's loan portfolio included $238.9 million in commercial real estate loans, $164.2 million in residential real estate loans, $43.4 million in home equity loans, and $34.2 million in construction loans.

         A significant portion of the Bank's commercial real estate portfolio consists of loans to finance the development of residential projects. These are categorized as commercial construction loans. As such, a number of commercial real estate loans are primarily secured by residential development tracts but, to a much greater extent, they are secured by owner-occupied commercial and industrial buildings and warehouses. Commercial real estate loans also include multi-family residential loans which are primarily secured by apartment buildings and, to a lesser extent, condominiums. The Bank does not emphasize loans secured by special purpose properties, such as hotels, motels, or restaurants.

         Although terms vary, commercial real estate loans generally have maturities of five years or less, amortization periods of 20 years, and interest rates which either float in accordance with a designated index or have fixed rates of interest. The Bank's adjustable-rate commercial real estate loans generally are indexed to the Rockland Base rate. Loan-to-value ratios on commercial real estate loans generally do not exceed 80% (70% for special purpose properties) of the appraised value of the property. In addition, as part of the criteria for underwriting permanent commercial real estate loans, the Bank generally imposes a debt service coverage ratio of not less than 120%. It is also the Bank's policy to obtain personal guarantees from the principals of the borrower on commercial real estate loans and to obtain periodic financial statements from all commercial and multi-family borrowers on an annual basis and, in some cases, more frequently.

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

         Home equity loans may be made as a term loan or under a revolving line of credit secured by a second mortgage on the borrower's residence. The Bank will originate home equity loans in an amount up to 80% of the appraised value or, without appraisal, up to 80% of the tax assessed value, whichever is lower, reduced for any loans outstanding secured by such collateral. As of December 31, 1997, there was $34.6 million in unused commitments under revolving home equity lines of credit.

         Construction loans are intended to finance the construction of residential and commercial properties, including loans for the acquisition and development of land or rehabilitation of existing homes. Construction loans generally have terms of six months, but not more than, two years. They usually do not provide for amortization of the loan balance during the term. The majority of the Bank's commercial construction loans have floating rates of interest based upon the Rockland Base rate or, in some cases, the Wall Street Journal prime rate.

         A significant portion of the Bank's construction lending has been related to one-to-four family residential development within the Bank's market area. The Bank typically has focused its construction lending on relatively small projects and the Bank has developed and maintains a relationship with a significant number of homebuilders in Plymouth, Norfolk, and Bristol Counties. As of December 31, 1997, $14.1 million, or 41.2%, of total construction loans at such date were for the acquisition and development of one-to-four family residential lots or the construction of one-to-four family residences.

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

         Consumer Loans. The Bank makes loans for a wide variety of personal and consumer needs. Consumer loans primarily consist of instalment loans and cash reserve loans. As of December 31, 1997, $237.5 million, or 27.7%, of the Bank's gross loan portfolio consisted of consumer loans.

         The Bank's instalment loans consist primarily of automobile loans, which amounted to $181.5 million at December 31, 1997. A substantial portion of the Bank's automobile loans are originated indirectly by a network of 123 new and used automobile dealers located within the Bank's market area. Indirect automobile loans accounted for 86.7% and 78.3% of the Bank's total instalment loan originations during 1997 and 1996, respectively. The increase in indirect automobile loan originations in 1997 and 1996 reflects the effect of a focused program undertaken by the Bank to improve business relationships with automobile dealers within its market area. Although applications for such loans are taken by employees of the dealer, the loans are made pursuant to Rockland's underwriting standards using Rockland's documentation, and all indirect loans must be approved by a Rockland loan officer. In addition to indirect automobile lending, the Bank also originates automobile loans directly.

         The maximum term for the Bank's automobile loans is 72 months for a new car loan and 48 months with respect to a used car loan. The Bank will lend up to 110% of the purchase price of a new automobile or, with respect to used cars, up to 105% of the lesser of the purchase price or the National Automobile Dealer's Association book value. Loans on new automobiles are generally made without recourse to the dealer. The Bank requires all borrowers to maintain automobile insurance, including full collision, fire and theft, with a maximum allowable deductible and with the Bank listed as loss payee. The majority of the Bank's loans on used automobiles are made with recourse to the dealer. Most purchases from used car dealers are under a repurchase agreement. The dealer is required to pay off the loan (in return for the vehicle) as long as the bank picks up the vehicle within 180 days of the most recent delinquency payment. In addition, in order to ameliorate the adverse effect on interest income caused by prepayments, all dealers are required to maintain a reserve, ranging from 0% to 3% of the outstanding balance of the indirect loans originated by them, which is rebated to the customer on a pro-rata basis in the event of repayment prior to maturity.

         The Bank's instalment loans also include loans secured by deposit accounts, loans to purchase motorcycles, recreational vehicles, motor homes, boats, or mobile homes. As of December 31, 1997, instalment loans other than automobile loans amounted to $46.2 million. The Bank generally will lend up to 100% of the purchase price of vehicles other than automobiles with terms of up to three years for motorcycles and up to fifteen years for recreational vehicles.

         Cash reserve loans are made pursuant to previously approved unsecured cash reserve lines of credit. The rate on these loans is subject to change due to market conditions. As of December 31, 1997, an additional $6.75 million had been committed to but was unused under cash reserve lines of credit.

         Nonperforming Assets. The following table sets forth information regarding nonperforming assets held by the Bank at the dates indicated.

                                                       December 31,
                               ------- ---- -------- ------ ------- ------ ------- ---- ---------
                                1997         1996            1995           1994          1993
                               ------- ---- -------- ------ ------- ------ ------- ---- ---------
                                                               (Dollars in
                                                                Thousands)

Loans past due 90
days or more but
still accruing                   $737          $516           $553           $598         $1,042

Loans accounted for
on a nonaccrual basis
(1)                             5,154         3,946          4,718          7,266         15,940
                                -----         -----          -----          -----         ------

Total non performing
loans                           5,891         4,462          5,271          7,864         16,982
                                -----         -----          -----          -----         ------
Other real estate
owned                               2           271            638          3,866          8,884

Total nonperforming
assets                         $5,893        $4,733         $5,909        $11,730        $25,866
                               ======        ======         ======         =======       ========

Restructured loans             $1,400        $1,658         $2,629         $2,898         $4,202
                               ------        ------         ------         ------         ------

Nonperforming loans
as a percent of gross
loans                            0.69%         0.63%           .83%          1.31%          3.45%
                                -----         -----           ----          -----          -----
Nonperforming assets
as a percent of total
assets                           0.43%         0.43%          0.60%          1.26%          3.12%
                               ======        ======         ======         =======       ========


(1) Includes $1.4 million, $.1 million, $.6 million, $1.1 million, and $1.4 million of restructured loans at December 31, 1997, 1996, 1995, 1994, and 1993, respectively, which were included in nonaccrual loans as of such dates.

         Gross interest income that would have been recognized for the years ended December 31, 1997 and 1996 if nonperforming loans at the respective dates had been performing in accordance with their original terms approximated $438,000 and $518,000, respectively. The actual amount of interest that was collected on these loans during each of those periods and included in interest income was approximately $55,000 and $44,000, respectively.

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

         The following table summarizes changes in the reserve for possible loan losses and other selected statistics for the periods presented.

                                                                Year Ending December 31,
                                             ----------------------------------------------------------------
                                                    1997         1996         1995         1994         1993
                                                                 (Dollars In Thousands)
Average loans, net of unearned discount         $757,877     $657,749     $612,481     $534,052     $494,288
                                                ========     ========     ========     ========     ========
Reserve for Possible loan losses,
beginning of year                                $12,221      $12,088      $13,719      $15,485      $15,971
Charged-off loans
    Commercial                                     1,140        1,252        2,097        2,396        3,568
    Real estate - commercial                          95          228          690          682        1,285
    Real estate - residential                        261          296          558          618        1,107
    Real estate - construction                        --           --           --           63          111
    Consumer - instalment                            771          430          273          188          587
    Consumer - other                                 639          619          464          346          861
                                                     ---          ---          ---          ---          ---
        Total charged-off loans                    2,906        2,825        4,082        4,293        7,519
                                                   -----        -----        -----        -----        -----
Recoveries on loans previously charged off
    Commercial                                       546          573          436          890        1,232
    Real estate - commercial                         265          241          665          425          191
    Real estate - residential                          0           31            3            2           41
    Real estate - construction                        --           --           --           --           20
    Consumer - instalment                            137          171          169          133          182
    Consumer - other                                 151          192          178          276          292
                                                     ---          ---          ---          ---          ---
        Total recoveries                           1,099        1,208        1,451        1,726        1,958
                                                   -----        -----        -----        -----        -----
Net loans charged-off                              1,807        1,617        2,631        2,567        5,561
Provision for loan losses                          2,260        1,750        1,000          801        5,075
                                                   -----        -----        -----          ---        -----
Reserve for possible loan losses, end of
period                                           $12,674      $12,221      $12,088      $13,719      $15,485
                                                 =======      =======      =======      =======      =======

Net loans charged-off as a percent of
  average loans, net of unearned discount           0.24%        0.25%        0.43%        0.48%        1.13%
Reserve for possible loan losses as a
  percent of loans, net of unearned discount        1.67         1.76         1.92         2.32         3.18
Reserve for possible loan losses as a
  percent of nonperforming loans                  215.14       273.89       229.33       174.45        91.18
Net loans charged-off as a percent of
  reserve for possible loan losses                 14.26        13.23        21.77        18.71        35.91
Recoveries as a percent of charge-offs             37.82        42.76        35.55        40.20        26.04


         The reserve for possible loan losses is allocated to various loan categories as part of the Bank's process for evaluating the adequacy of the reserve for possible loan losses.

The following table sets forth certain information concerning the allocation of the Bank's reserve for possible loan losses by loan categories at December 31, 1997. For information about the percent of loans in each category to total loans, see "Lending Activities - Loan Portfolio Composition and Maturity."


                                                Percent of Total
                               Amount          Loans by Category
                           ---------------- ---------------------------
                                    (Dollars In Thousands)
Commercial Loans                 $ 3,268              2.36%
Real Estate Loans                  7,256              1.51%
Consumer Loans                     2,150               .91%
                                 -------              ----
   Total Loans                   $12,674              1.53%
                                 =======              ====

         The Bank determines the level of the reserve for possible loan losses based on a number of factors. A specific loan grade or rating is assigned to any commercial, commercial real estate, or construction loan above $25,000. A portion of the reserve is allocated as a general reserve for those classes of loans by the level of loan rating. The better rated loans receive a lower allocation, but each rated loan class will have an allocation placed against the amount outstanding. As an alternative to a general allocation by loan rating, certain loans have specific allocations assigned to them because of greater knowledge of their underling collateral's value. In conjunction with its review, management considers both internal and external factors which may affect the adequacy of the reserve for possible loan losses. Such factors may include, but are not limited to, industry trends, regional and national economic conditions, past estimates of possible loan losses as compared to actual losses, and historical loan losses. Management assesses the adequacy of the reserve for possible loan losses, and reviews that assessment quarterly, with the Board of Directors. Management's assessment of the adequacy of the reserve for possible loan losses is reviewed periodically by the Company's independent public accountants.

         As of December 31, 1997, the reserve for possible loan losses totaled $12.7 million. Based on the processes described above, management believes that the level of the reserve for possible loan losses at December 31, 1997 is adequate. A review of the Bank's loan portfolio and its reserve for possible loan losses as of September 30, 1997 was also conducted by the FDIC. Notwithstanding the foregoing, since the level of the reserve is based on an estimate of future events, ultimate loan losses may vary from current estimates.

Investment Activities

         The Bank's securities portfolio primarily consists of U.S. Treasury and U.S. Government Agency securities, mortgage-backed securities, and, to a lesser extent, securities issued by states, counties and municipalities. Most of these securities are A-rated (or equivalent) debt obligations with average lives of less than five years. Government and government agency securities entail a lesser degree of risk than loans made by the Bank by virtue of the guarantees that back them, require less capital under risk-based capital rules than non-insured or non-guaranteed mortgage loans, are more liquid than individual mortgage loans, and may be used to collateralize borrowings or other obligations of the Bank. However, these securities are subject to prepayment risk which could result in significantly less future income than would have been the case based on the contractual coupon rate and term. In addition the Bank had $3,607,000 in private issue mortgage backed securities at December 31, 1997. The Bank had no investments in marketable equity securities at December 31, 1997 or 1996, and by law, is legally prohibited from making such investments, with certain limited exceptions. The Bank has no present intention to make investments in such securities.

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

         Securities held to maturity as of December 31, 1997 are carried at their amortized cost of $308.1 million and exclude gross unrealized gains of $2.8 million and gross unrealized losses of $1.3 million. A year earlier, securities held to maturity totaled $290.9 million, excluding gross unrealized gains of $1.2 million and gross unrealized losses of $3.2 million.

         Securities available for sale are carried at fair market value and unrealized gains and losses, net of the related tax effect, are recognized as a separate component of stockholders' equity. The fair market value of securities available for sale at December 31, 1997 totaled $131.8 million, and net unrealized gains totaled $1.4 million. A year earlier, securities available for sale were $26.4 million, with net unrealized losses of

$135,000. In 1997, the Bank realized a loss of $8,000 on the sale of an available for sale security. There were no sales of securities in 1996.

         The following table sets forth the amortized cost and percentage distribution of securities held to maturity at the dates indicated. For additional information, see Note 3 to the Consolidated Financial Statements included in Item 8 hereof.


                                               At December 31,
                           --------------------------------------------------------------
                                  1997                1996                  1995
                           ------------------- -------------------- ---------------------
                           Amount    Percent   Amount     Percent   Amount   Percent
                                             (Dollars in Thousands)
U.S. treasury and
  government agency
  securities                $51,567   16.7%    $71,104     24.4%    $73,484    32.4%
Mortgage-backed
  securities                199,245   64.7     193,854     66.7     128,361    56.6

Collateralized mortgage
  obligations                34,515   11.2      19,526      6.7      17,473     7.7
State. county, and
  municipal securities       21,385    6.9       5,410      1.9       6,578     2.9
Other investment
  securities                  1,400    0.5       1,000      0.3       1,000     0.4
                           --------  -----    --------    -----    --------   -----
                           $308,112  100.0%   $290,894    100.0%   $226,896   100.0%
                           ========  =====    ========    =====    ========   =====


         The following table sets forth the fair market value and percentage distribution of securities available for sale at the dates indicated. For additional information, see Note 3 to the Consolidated Financial Statements included in Item 8 hereof.

                                               At December 31,
                           --------------------------------------------------------------
                                  1997                1996                  1995
                           ------------------- -------------------- ---------------------
                           Amount    Percent   Amount     Percent   Amount   Percent
                                            (Dollars in Thousands)
Mortgage-backed
  securities               $131,842    100.0%    $24,796     93.8%   $29,676     91.0%
Collateralized mortgage
   obligations                                    $1,653      6.2%     $2,952     9.0%
                           --------    -----     -------    ------   -------    -----
                           $131,842    100.0%    $26,449    100.0%   $32,628    100.0%
                           ========    ======    =======    ======   =======    ======

         At December 31, 1997 and 1996, the Bank had no investment in obligations of individual states, counties or municipalities which exceeded 10% of stockholders' equity. In addition, there were no sales of these securities in 1997, 1996, or 1995.


Sources of Funds

         Deposits. Deposits obtained through Rockland's branch banking network have traditionally been the principal source of the Bank's funds for use in lending and for other general business purposes. The Bank has built a stable base of in-market core deposits from the residents of and businesses located in Southeastern Massachusetts. The Bank does not solicit nor accept brokered deposits. Rockland offers a range of demand deposits, interest checking, money market accounts, savings accounts and time certificates of deposit. Interest rates on deposits are based on factors which include loan demand, deposit maturities, and interest rates offered by competing financial institutions in the Bank's market area. The Bank believes it has been able to attract and maintain satisfactory levels of deposits based on the level of service it provides to its customers, the convenience of its banking locations, and its interest rates which are generally competitive with those of competing financial institutions.

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

         The following table sets forth the average balances of the Bank's deposits for the periods indicated.


                                                   Year Ended December 31,
                            ----------------------------------------------------------------------
                                      1997                    1996                    1995
                            ---------------------- ------------------------ ----------------------
                                                              (Dollars in
                                                                Thousands)
                                Amount    Percent      Amount      Percent     Amount    Percent
Demand deposits               $171,955      18.9%    $161,475        18.9%   $153,142      18.7%
Savings and Interest
  Checking                     225,069      24.8%     257,294        30.2%    261,302      32.0%
Money Market and Interest
Checking plus accounts         109,156      12.0%     105,706        12.4%    110,431      13.5%
Time deposits                  402,346      44.3%     328,232        38.5%    292,206      35.8%
                               -------      ----      -------        ----     -------      ----
Total                         $908,526     100.0%    $852,707       100.0%   $817,081     100.0%
                              --------     ------    --------       ------   --------     ------


         The Bank's interest-bearing time certificates of deposit of $100,000 or more totaled $69.4 million at December 31, 1997. The maturity of these certificates are as follows: $40.7 million within three months; $21.5 million over three through 12 months; and $7.2 million thereafter.

         Borrowings. Borrowings consist of short-term and intermediate-term obligations. Short-term borrowings consist primarily of federal funds purchased, assets sold under repurchase agreements, and treasury tax and loan notes. The Bank has established two unsecured federal funds lines totaling $20 million with Boston-based banks. The Bank also obtains funds under repurchase agreements. In a repurchase agreement transaction, the Bank will generally sell a security agreeing to repurchase either the same or a substantially identical security on a specified later date at a price slightly greater than the original sales price. The difference in the sale price and purchase price is the cost of the proceeds. The securities underlying the agreements are delivered to the dealer who arranges the transactions as security for the repurchase obligation. Payments on such borrowings are interest only until the scheduled repurchase date, which generally occurs within a period of 30 days or less. Repurchase agreements represent a non-deposit funding source for the Bank. However, the Bank is subject to the risk that the lender may default at maturity and not return the collateral. In order to minimize this potential risk, the Bank only deals with established investment brokerage firms when entering into these transactions. The Bank has repurchase agreements with five major brokerage firms. At December 31, 1997, the Bank had $36.4 million outstanding balances under repurchase agreements.

         In July 1994, Rockland became a member of the Federal Home Loan Bank ("FHLB") of Boston. Among the many advantages of this membership, this affiliation provides the Bank with access to approximately $428 million of short-to-medium term borrowing capacity as of December 31, 1997, based on the Bank's assets at that time. At December 31, 1997, the Bank had $207 million outstanding in FHLB borrowings with initial maturities ranging from 1 month to 5 years.

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

         The following table sets forth the Bank's borrowings at the dates indicated.

                                           At December 31,
                         -------------------------------------------------------
                                 1997           1996         1995
                         -------------------------------------------------------
                                           (in Thousands)

Federal funds purchased           $845          $840        $4,060
Assets sold under
repurchase agreements           37,482            --           --
Treasury tax and loan notes      3,217         2,296         4,031
Federal Home Loan Bank
  borrowings                   206,724        78,000        20,000
                                    --            --         4,843
                              --------       -------       -------
Subordinated capital notes    $248,268       $81,136       $32,934
                              --------       =======       =======

         The following table presents certain information regarding the Bank's short-term borrowings at the dates and for the periods indicated.

                                           At or For the Year Ended December 31,
                                           -------------------------------------
                                             1997          1996         1995
                                           -------------------------------------
                                                (Dollars in Thousands)
Balance outstanding at end of year         $41,544       $ 3,136      $ 8,091
Average daily balance outstanding           48,869        26,534       18,995
Maximum balance outstanding at any
  month-end                                 89,945        44,545       63,988
Weighted average interest rate for
  the year                                    5.74%         5.36%        5.74%
Weighted average interest rate at end
of year                                       5.99%         5.35%        4.36%

Trust and Financial Services

         Rockland's Trust and Financial Services Division offers a variety of services, including assistance with investments, estate planning, custody services, employee benefit plans, and tax planning, which are provided primarily to individuals and small businesses located in Southeastern Massachusetts. In addition, the Bank acts as executor or administrator of estates and as trustee for various types of trusts. As of December 31, 1997, the Trust and Financial Services Division maintained approximately 1,776 trust/fiduciary accounts, with an aggregate market value of over $536 million on that date. Income from the Trust and Financial Services Division amounted to $3.1 million and $2.8 million, for 1997 and 1996, respectively.

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


Regulation

         The Company - General. The Company, as a federally registered bank holding company, is subject to regulation and supervision by the Federal Reserve. The Company is required to file an annual report of its operations with, and is subject to examination by, the Federal Reserve.

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

         The Federal Reserve has, by regulation, determined that certain activities are closely related to banking within the meaning of the BHCA. These activities include, but are not limited to, operating a mortgage company, finance company, credit card company, factoring company, trust company or savings association; performing certain data processing operations; providing certain securities brokerage services; acting as an investment or financial adviser; acting as an insurance agent for certain types of credit-related insurance; engaging in insurance underwriting under certain limited circumstances; leasing personal property on a full-payout, nonoperating basis; providing tax planning and preparation services; operating a collection agency and a credit bureau; providing consumer financial counseling; and providing certain courier services. The Federal Reserve also has determined that certain other activities, including real estate brokerage and syndication, land development, property management and, except under limited circumstances, underwriting of life insurance not related to credit transactions, are not closely related to banking and are not a proper incident thereto.

         Interstate Banking Legislation. On September 24, 1994, President Clinton signed, and as of September 29, 1995, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act") became effective. The Interstate Act facilitates interstate branching by permitting (i) bank holding companies that are adequately capitalized and adequately managed to acquire banks outside their home states regardless of whether such acquisitions are permissible under the laws of the target bank's home state; (ii) commencing June 1, 1997, interstate bank mergers regardless of state law, unless a state has specifically "opts out" or "opts in" after September 29, 1994 and prior to June 1, 1997; (iii) banks to establish new branches on an interstate basis provided the state of the new branch specifically permits such activity; (iv) foreign banks to establish, with regulatory approval, foreign branches outside their home state to the same extent as if they were national or state banks; and
(v) affiliates of banks in different states to receive deposits, renew time deposits, close loans, service loans, and receive loan payments on loans and other obligations as agents for each other. Massachusetts has "opted in" to the interstate branching provisions of the Interstate Act. See discussion under "Massachusetts Law" elsewhere in this section. In October, 1996, the banking regulators of the six New England states signed a New England Cooperative Agreement facilitating and addressing the regulation of state banks with multistate operations in New England.

         Capital Requirements. The Federal Reserve has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the BHCA.

The Federal Reserve's capital adequacy guidelines which generally require bank holding companies to maintain total capital equal to 8% of total risk-adjusted assets, with at least one-half of that amount consisting of Tier 1, or core, capital and up to one-half of that amount consisting of Tier 2, or supplementary, capital. Tier 1 capital for bank holding companies generally consists of the sum of common stockholders' equity and perpetual preferred stock (subject in the case of the latter to limitations on the kind and amount of such stocks which may be included as Tier 1 capital), less goodwill and other intangible assets required to be deducted from capital. Tier 2 capital generally consists of perpetual preferred stock which is not eligible to be included as Tier 1 capital; hybrid capital instruments such as perpetual debt and mandatory convertible debt securities, and term subordinated debt and intermediate-term preferred stock; and, subject to limitations, the reserve for loan losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics, with the categories ranging from 0% (requiring no additional capital) for assets such as cash to 100% for the majority of assets which are typically held by a bank holding company, including commercial real estate loans, commercial loans and consumer loans. Single family residential first mortgage loans which are not 90 days or more past due or nonperforming and which have been made in accordance with prudent underwriting standards are assigned a 50% level in the risk-weighting system, as are certain privately-issued mortgage-backed securities representing indirect ownership of such loans and certain multi-family housing loans. Off-balance sheet items also are adjusted to take into account certain risk characteristics.

         In addition to the risk-based capital requirements, the Federal Reserve requires bank holding companies to maintain a minimum leverage capital ratio of Tier 1 capital to total assets of 3.0%. Total assets for this purpose does not include goodwill and any other intangible assets or investments that the Federal Reserve determines should be deducted from Tier 1 capital. The Federal Reserve has announced that the 3.0% Tier 1 leverage capital ratio requirement is the minimum for the top-rated bank holding companies without any supervisory, financial or operational weaknesses or deficiencies or those which are not experiencing or anticipating significant growth. Other bank holding companies (including the Company) are expected to maintain Tier 1 leverage capital ratios of at least 4.0% to 5.0% or more, depending on their overall condition.

         The Company currently is in compliance with the above-described regulatory capital requirements. At December 31, 1997, the Company had Tier 1 capital and total capital equal to 13.52% and 14.78% of total risk-adjusted assets, respectively, and Tier 1 leverage capital equal to 8.64 % of total assets. As of such date, Rockland complied with the applicable federal regulatory capital requirements, with Tier 1 capital and total capital equal to 9.98% and 11.23% of total risk-adjusted assets, respectively, and Tier 1 leverage capital equal to 6.36% of total assets.

         Commitments to Affiliated Institutions. Under Federal Reserve policy, the Company is expected to act as a source of financial strength to Rockland and to commit resources to support Rockland in circumstances when it might not do so absent such policy.

         Limitations on Acquisitions of Common Stock. The federal Change in Bank Control Act ("CBCA") prohibits a person or group of persons from acquiring "control" of a bank holding company or bank unless the appropriate federal bank regulator has been given 60 days prior written notice of such proposed acquisition and within that time period such regulator has not issued a notice disapproving the proposed acquisition or extending for up to another 30 days the period during which such a disapproval may be issued. An acquisition may be made prior to expiration of the disapproval period if such regulator issues written notice of its intent not to disapprove the action. The acquisition of 25% or more of any class of voting securities constitutes the acquisition of control under the CBCA. In addition, under a rebuttable presumption established under the CBCA regulations, the acquisition of 10% or more of a class of voting stock of a bank holding company or a FDIC-insured bank, with a class of securities registered under or subject to the requirements of Section 12 of the Securities Exchange Act of 1934 would, under the circumstances set forth in the presumption, constitute the acquisition of control.

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

         Massachusetts Law. Massachusetts law requires all Massachusetts bank holding companies (those companies which control, own, or have the power to vote 25% or more of the stock of each of two or more Massachusetts based banks) to receive prior written approval of the Massachusetts Board of Bank Incorporation to, among other things, acquire all or substantially all of the assets of a banking institution located within the Commonwealth of Massachusetts or to merge or consolidate with a Massachusetts bank holding company. The Company owns no voting stock in any banking institution other than Rockland. In addition, prior approval of the Board of Bank Incorporation is required before any Massachusetts bank holding company owning 25% or more of the stock of two banking institutions may acquire additional voting stock in those banking institutions equal to 5% or more. Generally, no approval to acquire a banking institution, acquire additional shares in an institution, acquire substantially all the assets of a banking institution or merge or consolidate with another bank holding company may be given if the bank being acquired has been in existence for a period of centrum 3 years or, as a result, the bank holding company would control, until July 1, 1998, excess of 28%, and after July 1, 1998 in excess of 30%, of the total deposits of all state and federally chartered banks in Massachusetts,unless waived by the Community. Similarly, no bank which is not a member of the Federal Reserve can merge or consolidate with any other insured depository institution or, either directly or indirectly, acquire the assets of or assume the liability to pay any deposits made in any other depository institution except with the prior written approval of the FDIC.

         As noted above, Massachusetts "opted in" to the Interstate Act in 1996. As such, any out-of-state bank may engage, with the written approval of the Commissioner, in a merger transaction with a Massachusetts bank to the fullest extent permitted by the Interstate Act, provided that the laws of the home state of such out-of-state bank permit, under conditions no more restrictive than those imposed by Massachusetts, interstate merger transactions with Massachusetts banks, and provided further that the Massachusetts bank has been in existence for at least three years and the resulting bank would not control until July 1, 1998 in excess of 28% and after July 1, 1998 in exceed of 30% of the total deposits of all state and federally chartered depository institutions in Massachusetts, The Commissioner may waive the latter two conditions, in his discretion. Such a merger transaction may also involve the acquisition of one or more branches of a Massachusetts bank and not the entire institution. With the prior written approval of the Commissioner, Massachusetts also permits the establishment of de novo branches in Massachusetts to the fullest extent permitted by the Interstate Act, provided the laws of the home state of such out-of-state bank expressly authorize, under conditions no more restrictive than those of Massachusetts, Massachusetts banks to establish and operate do novo branches in such state.

         With the prior written approval of the Massachusetts Board of Bank Incorporation, a bank holding company (as defined under the BHCA) whose principal operations are located in a state other than Massachusetts may acquire more than 5% of the voting stock of a Massachusetts bank or may merge with a Massachusetts bank holding company or a Massachusetts bank, provided that Massachusetts bank has been in existence for at least three years and the Massachusetts Board of Bank Incorporation is satisfied that the transaction will not result in the out-of-state bank holding company holding or controlling, until July 1, 1998, more than 28% and after July 1, 1998, more than 30% of the deposits of all state and federally chartered depository institutions in Massachusetts or such condition is affirmatively waived by the Board.

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

         Deposit Insurance Premiums. Rockland currently pays deposit insurance premiums to the FDIC based on a single, uniform assessment rate established by the FDIC for all BIF-member institutions. The assessment rates range from 0% to
 .27%. Under the FDIC's risk-based assessment system, institutions are assigned to one of three capital groups which assignment is based solely on the level of an institution's capital - "well capitalized, " "adequately capitalized," and "undercapitalized" - which are defined in the same manner as the regulations establishing the prompt corrective action system under Section 38 of the Federal Deposit Insurance Act ("FDIA"), as discussed below. These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with rates ranging from 0% for well capitalized, healthy institutions to .27% for undercapitalized institutions with substantial supervisory concerns. Rockland is presently "well capitalized" and as a result, Rockland was not subject to any FDIC premium obligation as of January 1, 1998.

         The FDIC Board of Directors voted in 1996 to collect an assessment against BIF assessable deposits to be paid to the Financing Corporation (FICO). The Board stipulated that the FICO assessment rate that is applied to BIF assessable deposits must equal one-fifth of the rate that is applied to SAIF assessable deposits. The actual assessment rates are approximately 1.26 basis points, on an annual basis, for BIF assessable deposits and approximately 6.28 basis points for SAIF assessable deposits.

         Capital Requirements. The FDIC has promulgated regulations and adopted a statement of policy regarding the capital adequacy of state-chartered banks which, like Rockland, are not members of the Federal Reserve System. These requirements are substantially similar to those adopted by the Federal Reserve regarding bank holding companies, as described above.

         The FDIC's capital regulations establish a minimum 3.0% Tier 1 leverage capital to total assets requirement for the most highly-rated state-chartered, nonmember banks, with an additional cushion of at least 100 to 200 basis points for all other state-chartered, nonmember banks, which effectively will increase the minimum Tier 1 leverage capital ratio for such banks to 4.0% or 5.0% or more. Under the FDIC's regulations, the highest-rated banks are those that the FDIC determines are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and in general which are considered strong banking organizations, rated composite 1 under the Uniform Financial Institutions Rating System. A bank having less than the minimum leverage capital requirement shall, within 45 days of the date as of which it receives notice or is deemed to have notice that it is undercapitalized, submit to its FDIC regional director for review and approval a written capital restoration plan describing the means and timing by which the bank shall achieve its minimum leverage capital requirement. A bank which fails to file such plan with the FDIC is deemed to be operating in an unsafe and unsound manner, and could subject the bank to a cease and desist order from the FDIC. The FDIC's regulations also provide that any insured depository institution with a ratio of Tier 1 capital to total assets that is less than 2.0% is deemed to be operating in an unsafe or unsound condition pursuant to Section 8(a) of the FDIA and is subject to potential termination of deposit insurance. However, such an institution will not be subject to an enforcement proceeding thereunder solely on account of its capital ratios if it has entered into and is in compliance with a written agreement with the FDIC to increase its Tier 1 leverage capital ratio to such level as the FDIC deems appropriate and to take such other action as may be necessary for the institution to be operated in a safe and sound manner. The FDIC capital regulation also provides for, among other things, the issuance by the FDIC or its designee(s) of a capital directive, which is a final order issued to a bank that fails to maintain minimum capital to restore its capital to the minimum leverage capital requirement within a specified time period. Such directive is enforceable in the same manner as a final cease and desist order.

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

         Prompt Corrective Action. Under Section 38 of the FDIA, as amended by the Federal Deposit Insurance Corporation Improvement Act ("FDICIA"), each federal banking agency has broad powers to implement a system of prompt corrective action to resolve problems of institutions which it regulates which are not adequately capitalized. Under FDICIA, a bank shall be deemed to be (i) "well capitalized" if it has total risk-based capital of 10.0% or more, has a Tier 1 risk-based capital ratio of 6.0% or more, has a Tier 1 leverage capital ratio of 5.0% or more and is not subject to any written capital order or directive; (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more, a Tier 1 leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized"; (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, or a Tier 1 risk-based capital ratio that is less than 4.0% or a Tier 1 leverage capital ratio of less than 4.0% (3.0% under certain circumstances); (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, or a Tier 1 risk-based capital ratio that is less than 3.0%, or a Tier 1 leverage capital ratio that is less than 3.0%; and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. FDICIA also specifies circumstances under which a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized). As of December 31, 1997, Rockland was deemed a "well-capitalized institution" for this purpose.

         Brokered Deposits. FDICIA restricts the use of brokered deposits by certain depository institutions. Well capitalized insured depository institutions may solicit and accept, renew or roll over any brokered deposit without restriction. Adequately capitalized insured depository institutions may not accept, renew or roll over any brokered deposit unless they have applied for and been granted a waiver of this prohibition by the FDIC. Undercapitalized insured depository institutions may not (i) accept, renew or roll over any brokered deposit or (ii) solicit deposits by offering an effective yield that exceeds by more than 75 basis points the prevailing effective yields on insured deposits of comparable maturity in such institution's normal market area or in the market area in which such deposits are being solicited. While Rockland can solicit and accept brokered deposits, the Bank historically has not relied upon brokered deposits as a source of funding and, at December 31, 1997, the Bank did not have any brokered deposits. See "Sources of Funds - Deposits."

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

         State Taxation. The Commonwealth of Massachusetts imposes a tax on the Massachusetts net income of banks at a rate of 11.32% as of December 31, 1997. As a result of legislation in 1995, the state tax rate for financial institutions and their related corporations will be gradually reduced to 10.5% by January 1, 1999. In addition, the Company is subject to an excise tax at the rate of .26% of its net worth. The Bank's security corporation subsidiaries are, for state tax purposes, taxed at a rate of 1.32% of its gross income. Massachusetts net income for banks is generally similar to federal taxable income except deductions with respect to the following items are generally not allowed: (i) dividends received, (ii) losses sustained in other taxable years, and (iii) income or franchise taxes imposed by other states. The Company is permitted to carry a percentage of its losses forward for not more than five years, while Rockland is not permitted to carry its losses forward or back for Massachusetts tax purposes.

         For additional information, see Note 8 of the Notes to Consolidated Financial Statements included in Item 8 hereof.

Item 2.  Properties

         At February 28, 1998, the Bank conducted its business from its headquarters and main office at 288 Union Street, Rockland, Massachusetts, and 33 other branch offices located in Southeastern Massachusetts in Plymouth County, Bristol County and Norfolk County. In addition to its main office, the Bank owns four of its branch offices and leases the remaining 27 offices. Of the branch offices which are leased by the Bank, 2 have remaining lease terms, including options renewable at the Bank's option, of five years or less, 15 have remaining lease terms of greater than five years and less than 10 years, and 10 has a remaining lease term of 10 years or more. The Bank's aggregate rental expense under such leases was $2.0 million in 1998. Certain of the Bank's branch offices are leased from companies with whom directors of the Company are affiliated. The Bank leases space for its Trust and Financial Services Division in a building in Hanover, Massachusetts developed by a joint venture consisting of the Bank and A. W. Perry, Inc., and in Attleboro. It also leases office space in two buildings in Rockland, Massachusetts for administrative purposes as well as space in four additional facilities used as lending centers. At December 31, 1997, the net book value of the property and leasehold improvements of the offices of the Bank amounted to $7.8 million. The Bank's properties which are not leased are owned free and clear of any mortgages. The Bank believes that all of its properties are well maintained and are suitable for their respective present needs and operations. For additional information regarding the Bank's lease obligations, see Note 12 to the Consolidated Financial Statements, included in Item 8 hereof.


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


Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         The information required herein is incorporated by reference from page 41 of the Company's 1997 Annual Report to Stockholders ("Annual Report"), which is included herein as Exhibit 13. The Registrant did not sell any unregistered equity securities during the year-ended December 31, 1997.


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


Item 8.  Financial Statements and Supplementary Data

         The financial statements and supplementary data required herein are incorporated by reference from pages 20 through 40 of the Annual Report.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None

PART III


Item 10. Directors and Executive Officers of the Registrant

         The information required herein is incorporated by reference from the Company's definitive proxy statement (the "Proxy Statement") relating to its 1998 Annual Meeting of Stockholders filed with the Commission on March 13, 1998.


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

PART IV

         Item 14. Exhibits, Financial Statement Schedules and Reports on Form
8-K

         (a)(1) The following financial statements are incorporated herein by reference from pages 20 through 39 of the Annual Report.

         Report of Independent Public Accountants

         Consolidated balance sheets as of December 31, 1997 and 1996

         Consolidated statements of income for each of the years in the three year period ended December 31, 1997

         Consolidated statements of cash flows for each of the years in the three year period ended December 31, 1997

         Notes to Consolidated Financial Statements

         (a)(2) There are no financial statement schedules filed herewith. All information required by financial statement schedules is disclosed in Notes to Consolidated Financial Statements or is not applicable to the Company.

         (a)(3) The following exhibits are filed as part of this report.

                                    EXHIBIT INDEX
                                    -------------

        No.               Exhibit                                     Footnote
-----------------         -----------------------------------         --------
        3.(i)             Restated Articles of Organization, as         (5)
                               amended to date

        3.(ii)            Bylaws of the Company, as amended             (1)
                               to date

        4.1               Specimen Common Stock Certificate             (4)

        4.2               Specimen Preferred Stock Purchase             (2)
                               Rights Certificate

        4.3               Amended and Restated Independent              (6)
                               Bank Corp. 1987 Incentive Stock
                               Option Plan ("Stock Option Plan").
                               (Management contract under Item
                               601(10)(iii)(A).
        No.               Exhibit                                     Page
-----------------         -----------------------------------         --------
        4.4               Independent Bank Corp. 1996                   (8)
                          Non-Employee Directors' Stock Option Plan
                          (Management contract under Item
                          901(10)(iii)(A)).

        4.5               Independent Bank Corp. 1997                   (9)
                          Employee Stock Option Plan
                          (Management contract under
                          Item 601 (10)(iii)(A)).


        10.1              Third Amended and Restated                    E-36
                               Employment Agreement between the
                               Company, Rockland and Douglas H.
                               Philipsen, dated June 25, 1997
                               ("Philipsen Employment Agreement").
                               (Management contract under Item
                               601(10)(iii)(A)).

        10.2              Second amended and Restated                    (7)
                               Employment Agreement between
                               Rockland Trust Company and Richard
                               F. Driscoll, dated January 19, 1996
                               (the "Driscoll Agreement").
                               Employment Agreements between
                               Rockland and Richard J. Seaman,
                               Ferdinand T. Kelley, Debra A. Charbonnet, and Raymond G. Fuerschbach are substantially similar to the Driscoll agreement. (Management contract under Item 601(10)(iii)(A)).

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

        23.1              Consent of Independent Public               E - 82
                               Accountants

        27.1              Financial Data Schedule 1997                E - 84

        27.2              Restated Financial Data Schedule            E-85
                               Year End 1995, 1996 &
                               Q1, 2, & 3, 1996

        27.3              Restated Financial Data Schedule            E-86
                               Q1, 2, & 3, 1997


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

    (b) There were no reports on Form 8-K filed by the Company during the three months ended December 31, 1997.

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

                                                INDEPENDENT BANK CORP.


Date:  March 12, 1998                           John F. Spence, Jr.
                                                Chairman of the Board and Chief
                                                Executive Officer


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


/s/ Richard S. Anderson                              Date:  March 12, 1998
Richard S. Anderson
Director


/s/ Donald K. Atkins                                 Date:  March 12, 1998
Donald K. Atkins
Director


/s/ W. Paul Clark                                    Date:  March 12, 1998
W. Paul Clark
Director


/s/ Robert L. Cushing                                Date:  March 12, 1998
Robert L. Cushing
Director

/s/ Benjamin A Gilmore, II                           Date:  March 12, 1998
Benjamin A. Gilmore, II
Director


/s/ Lawrence M. Levinson                             Date:  March 12, 1998
Lawrence M. Levinson
Director


/s/ Douglas H. Philipsen                             Date:    March 12, 1998
------------------------
Douglas H. Philipsen
Director and President


/s/ Richard H. Sgarzi                                Date:    March 12, 1998
---------------------
Richard H. Sgarzi
Director


/s/ Robert J. Spence                                 Date:    March 12, 1998
---------------------------
Robert J. Spence
Director


/s/ William J. Spence                                Date:    March 12, 1998
---------------------
William J. Spence
Director


/s/ Brian S. Tedeschi                                Date:    March 12, 1998
---------------------
Brian S. Tedeschi
Director


/s/ Thomas J. Teuten                                 Date:    March 12, 1998
--------------------
Thomas J. Teuten
Director


/s/ Richard J. Seaman                                Date:    March 12, 1998
---------------------
Richard J. Seaman
Chief Financial Officer and Treasurer
(principal financial and accounting officer)