Form 10-Q
period 1998-03-31
INDEPENDENT BANK CORP
filed 1998-05-14
CIK 776901

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998
                         Commission File Number: 1-9047

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

     Yes X      No

     As of May 1,1998 there were 14,855,774 shares of the issuer's common stock outstanding.

                                      INDEX


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

             Consolidated Balance Sheets - March 31, 1998 and December 31, 1997

             Consolidated Statements of Income - Three months ended March 31, 1998 and 1997

             Consolidated Statements of Cash Flows - Three months ended March 31, 1998 and 1997 Notes to Consolidated Financial Statements - March 31, 1998

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

                             INDEPENDENT BANK CORP.
                           CONSOLIDATED BALANCE SHEETS
                           (Unaudited - in thousands)

                                                                                  MARCH 31,      DECEMBER 31,
                                                                                     1998            1997
                                                                                  ---------------------------
ASSETS
  Cash and Due From Banks                                                            $42,639         $42,544
  Federal Funds Sold                                                                   7,434          22,472
  Securities Held To Maturity                                                        288,178         308,112
  Securities Available For Sale                                                      133,633         131,842
  Federal Home Loan Bank Stock                                                        16,035          16,035
  Loans, Net of Unearned Discount                                                    851,905         828,132
   Less: Reserve for Possible Loan Losses                                           (13,335)        (12,674)
-------------------------------------------------------------------------------------------------------------
      Net Loans                                                                      838,570         815,458
-------------------------------------------------------------------------------------------------------------
  Bank Premises and Equipment                                                         12,450          12,776
  Other Real Estate Owned                                                                  4               2
  Other Assets                                                                        19,632          20,766
-------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                      $1,358,575      $1,370,007
=============================================================================================================
LIABILITIES
  Deposits
    Demand Deposits                                                                 $185,175        $189,577
    Savings and Interest Checking Accounts                                           260,821         257,980
    Money Market and Super Interest Checking Accounts                                103,678         119,316
    Time Certificates of Deposit over $100,000                                        66,947          69,424
    Other Time Deposits                                                              332,582         351,851
-------------------------------------------------------------------------------------------------------------
      Total Deposits                                                                 949,203         988,148
-------------------------------------------------------------------------------------------------------------
  Federal Funds Purchased and Assets Sold Under Repurchase Agreements                 48,640          38,327
  Federal Home Loan Bank Borrowings                                                  218,724         206,724
  Treasury Tax and Loan Notes                                                          3,005           3,217
  Other Liabilities                                                                   15,373          12,348
-------------------------------------------------------------------------------------------------------------
      Total Liabilities                                                            1,234,945       1,248,764
-------------------------------------------------------------------------------------------------------------
Corporation-obligated mandatorily redeemable trust preferred securities of subsidiary trust holding solely junior subordinated debentures of the
  Corporation                                                                         28,750          28,750

STOCKHOLDERS' EQUITY
  Common Stock, $.01 par value Authorized: 30,000,000 Shares
    Outstanding: 14,846,696 Shares at March 31, 1998
      and 14,801,904 at  December 31, 1997                                               148             148
  Surplus                                                                             45,451          45,147
  Retained Earnings                                                                   48,046          45,825
  Unrealized Gain on Securities Available For Sale, Net of Tax                         1,235           1,373
-------------------------------------------------------------------------------------------------------------
      Total Stockholders' Equity                                                      94,880          92,493
-------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES, MINORITY INTEREST  & STOCKHOLDERS' EQUITY                      $1,358,575      $1,370,007
=============================================================================================================

                             INDEPENDENT BANK CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
                           (Unaudited - in thousands)

                                                                        THREE MONTHS ENDED
                                                                     MARCH 31,           MARCH 31,
                                                                       1998                1997
--------------------------------------------------------------------------------------------------
INTEREST INCOME
   Interest on Loans                                                   $18,333             $15,230
   Interest and Dividends on Securities                                  7,522               5,369
   Interest on Federal Funds Sold                                          123                  27
--------------------------------------------------------------------------------------------------
      Total Interest Income                                             25,978              20,626
--------------------------------------------------------------------------------------------------
INTEREST EXPENSE
   Interest on Deposits                                                  7,819               7,383
   Interest on Borrowed Funds                                            3,840               1,416
--------------------------------------------------------------------------------------------------
      Total Interest Expense                                            11,659               8,799
--------------------------------------------------------------------------------------------------
   Net Interest Income                                                  14,319              11,827
--------------------------------------------------------------------------------------------------
PROVISION FOR POSSIBLE LOAN LOSSES                                         907                 500
--------------------------------------------------------------------------------------------------
   Net Interest Income After Provision
      For Possible Loan Losses                                          13,412              11,327
--------------------------------------------------------------------------------------------------
NON-INTEREST INCOME
   Service Charges on Deposit Accounts                                   1,329               1,426
   Trust and Investment Services Income                                    893                 731
   Mortgage Banking Income                                                 746                 667
   Other Non-Interest Income                                               424                 333
--------------------------------------------------------------------------------------------------
      Total Non-Interest Income                                          3,392               3,157
--------------------------------------------------------------------------------------------------
NON-INTEREST EXPENSES
   Salaries and Employee Benefits                                        5,200               4,671
   Occupancy Expenses                                                      999                 953
   Equipment Expenses                                                      730                 684
   Other Non-Interest Expenses                                           3,637               3,480
--------------------------------------------------------------------------------------------------
      Total Non-Interest Expenses                                       10,566               9,788
--------------------------------------------------------------------------------------------------
   Minority Interest                                                       667                   -
INCOME BEFORE INCOME TAXES                                               5,571               4,696
PROVISION FOR INCOME TAXES                                               1,866               1,699
--------------------------------------------------------------------------------------------------
NET INCOME                                                              $3,705              $2,997
==================================================================================================
BASIC EARNINGS PER SHARE                                                 $0.25               $0.21
==================================================================================================
DILUTED EARNINGS PER SHARE                                               $0.25               $0.20
==================================================================================================
Weighted average common shares (Basic)                              14,828,992          14,614,757
Common stock equivalents                                               253,334             272,384
--------------------------------------------------------------------------------------------------
Weighted average commons shares (Diluted)                           15,082,326          14,887,141
==================================================================================================

                             INDEPENDENT BANK CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited - in thousands)

                                                                   THREE MONTHS ENDED MARCH 31,
                                                                      1998           1997
                                                                 ------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                         $3,705          $2,997
  ADJUSTMENTS TO RECONCILE NET INCOME TO
    NET CASH PROVIDED FROM OPERATING ACTIVITIES:
    Depreciation and amortization                                       953             939
    Provision for loan losses                                           907             500
    Loans originated for resale                                     (17,461)        (10,208)
    Proceeds from mortgage loan sales                                17,429          10,213
    Loss on sale of mortgages                                            32               5
    Gain on origination of mortgage servicing rights FAS 122           (155)            (88)
    Other Real Estate Owned recoveries                                  (77)              -
    Changes in assets and liabilities:
       Decrease in other assets                                       1,290              72
       Increase in other liabilities                                  3,096           3,722
-------------------------------------------------------------------------------------------
TOTAL ADJUSTMENTS                                                     6,014           5,155
-------------------------------------------------------------------------------------------
    NET CASH PROVIDED FROM OPERATING ACTIVITIES                       9,719           8,152
-------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from maturities of Investment Securities                33,538          13,631
    Purchase of Investment Securities                               (15,917)        (21,788)
    Net increase in Loans                                           (24,104)        (21,015)
    Proceeds from sale of Other Real Estate Owned                       159               -
    Investment in Bank Premises and Equipment                          (314)         (1,126)
-------------------------------------------------------------------------------------------
    NET CASH USED IN INVESTING ACTIVITIES                            (6,638)        (30,298)
-------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net decrease in Deposits                                        (38,945)         (9,202)
    Net increase in Federal Funds Purchased
      and Assets Sold Under Repurchase Agreements                    10,313          22,672
    Net increase  in FHLB Borrowings                                 12,000           5,000
    Net increase (decrease) in TT&L Notes                              (212)          1,929
    Dividends Paid                                                   (1,484)         (1,022)
    Proceeds from stock issuance                                        304              61
-------------------------------------------------------------------------------------------
    NET CASH PROVIDED FROM (USED IN) FINANCING ACTIVITIES           (18,024)         19,438
  NET DECREASE IN CASH AND CASH EQUIVALENTS                         (14,943)         (2,708)
  CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE YEAR             65,016          53,486
-------------------------------------------------------------------------------------------
    CASH AND CASH EQUIVALENTS AS OF MARCH 31,                       $50,073         $50,778
===========================================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998 or any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

RECENT ACCOUNTING DEVELOPMENTS

     In March, 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1). SOP 98-1 requires computer software costs associated with internal use software to be expensed as incurred until certain capitalization criteria are met. The Company will adopt SOP 98-1 prospectively beginning January 1, 1999. The Company does not believe that adoption of SOP 98-1 will have a material impact on the Company's financial statements.

     In April, 1998, the AICPA issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5). SOP 98-5 requires all costs associated with pre-opening, pre-operating and organization activities to be expensed as incurred. The Company will adopt SOP 98-5 beginning January 1, 1999. The Company believes that adoption of SOP 98-5 will have no material impact on the Company's financial statements.

EARNINGS PER SHARE

     In 1997, the Company adopted the provisions of Statement of Financial Accounting Standards Board (SFAS) No. 128, "Earnings per share." This statement was issued by the Financial Accounting Standards Board (FASB) in March 1997 and establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. This statement replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerators and denominators of the basic and diluted EPS computations. This statement also requires a restatement of all prior period EPS data presented.


                                                NET INCOME      WEIGHTED AVERAGE SHARES          NET INCOME PER SHARE
                                      March 31,     March 31,      March 31,    March 31,        March 31,          March 31,
                                           1998          1997           1998         1997             1998               1997
                                ---------------------------------------------------------------------------------------------
Basic EPS                                $3,705        $2,997         14,829       14,615            $0.25              $0.21
Effect of dilutive securities                 -             -            253          272                -               0.01
                                ---------------------------------------------------------------------------------------------
Diluted EPS                              $3,705        $2,997         15,082       14,887            $0.25              $0.20
                                ---------------------------------------------------------------------------------------------

COMPREHENSIVE INCOME

     In 1998 the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This Statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses and all other nonowner changes in equity). This statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid in capital in the equity section of a statement of financial position. Comprehensive income is reported net of taxes, as follows:




                                                                            March 31,
                                                                              1998      1997
Net Income                                                                   $3,705    $2,997
Change in unrealized gain/(loss) on securities available for sale              (138)      (90)
Less: reclassification adjustment for losses included in net income               -        (5)
                                                                           ------------------
Comprehensive Income                                                         $3,567    $2,902
                                                                           ------------------


SEGMENT INFORMATION

     In June, 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." This statement establishes standards for reporting information about segments in annual and interim financial statements. SFAS 131 introduces a new model for segment reporting, called the "management approach." The management approach is based on the way the chief operating decision-maker organizes segments within a company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure-any manner in which management disaggregates a company. This statement is effective and will be adopted for the Company's financial statements for the fiscal year ending December 31, 1998 and requires the restatement of previously reported segment information for all periods presented.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                      FOR THE QUARTER ENDED MARCH 31, 1998

SUMMARY

     For the three months ended March 31, 1998, Independent Bank Corp. (the Company) recorded net income of $3.71 million, compared with net income of $2.99 million for the same period last year. Diluted earnings per share were $.25 for the quarter ended March 31, 1998 versus $.20 per share for the prior year. Basic earnings per share, before the dilutive effect of stock options, were $.25 in 1998 compared with $.21 for the same period in 1997. Per share earnings have been calculated in accordance with SFAS No. 128, "Earnings per Share." This improvement in 1998 is primarily due to increased net interest income.

     Interest income associated with loan growth and increased purchases of investment securities, primarily offset by interest expense on increased borrowings , contributed to an increase in net interest income of $2.5 million to $14.3 million in 1998 from $11.8 million in 1997. The provision for loan losses increased to $907,000 for the first three months of 1998 compared with $500,000 for the same period last year consistent with loan growth. Non-interest income and non-interest expenses increased 7.4% and 8.0% respectively from the same period last year. Also recorded in the first quarter of 1998 was minority interest expense of $667,000 associated with the Trust Preferred Securities offered in the second quarter of 1997.

     The annualized consolidated returns on average equity and average assets for the first three months of 1998 were 15.66% and 1.09%, respectively. This compares to annualized consolidated returns on average equity and average assets for the first three months of 1997 of 14.55% and 1.09%, respectively.

     As of March 31, 1998, total assets amounted to $1.4 billion, a decrease of $11.4 million, or less than 1.00% over the 1997 year end balance. Loans, net of unearned discount, increased $23.8 million, or 2.9%, since year end 1997 with growth in the installment loan category. Investments decreased by $33.2 million, or 6.9% from year end 1997, primarily due to prepayments and calls associated with the current interest rate environment. Deposit balances have decreased by $38.9 million since year end 1997, reflecting normal seasonal fluctuations, while borrowings have decreased by $22.1 million, or 8.9%.

     Nonperforming assets totaled $5.9 million as of March 31, 1998 unchanged from December 31, 1997. Nonperforming assets for both periods represented 43 basis points of total assets.


NET INTEREST INCOME

     The discussion of net interest income which follows is presented on a fully tax-equivalent basis. Net interest income for the three months ended March 31, 1998, amounted to $14.5 million, an increase of $2.6 million , or 21.7%, from the comparable 1997 time frame. The Company's interest rate spread (the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities) decreased by 26 basis points. This is due to the Company's decision to expand the securities portfolio in addition to recording strong loan growth, financed primarily by FHLB borrowings and consumer certificates of deposit, to take advantage of a strong capital position. While these funding and investment actions increased net interest income, the net interest margin (net interest income as a percent of average interest earning assets) reflects the lower net interest spread on such transactions.

     The average balance of interest-earning assets for the first three months of 1998 was $264.7 million, or 25.6%, higher than the comparable 1997 time frame, while the average balance of interest-bearing liabilities was $199.1 million, or 23.6% higher. The Company's net interest margin for the first three months of 1998 was 4.46% as compared to 4.60% for the comparable 1997 time frame.

     Income from interest-earning assets amounted to $26.2 million for the three months ended March 31, 1998, an increase of $5.5 million, or 26.3%, from the first three months of 1997. The average balance of taxable investment securities increased by $103.0 million, or 31.8% and the average balance of loans, net of unearned discount, increased $137.1 million, or 19.5% resulting from increases in both the commercial real estate portfolio and indirect automobile lending.

     Interest income is impacted by changes in market rates of interest due to variable and floating rate loans in the Company's portfolio. At March 31, 1998, loans having interest rates which adjust in accordance with changes in the Company's base lending rate or other market indices amounted to approximately $263.5 million, or 30.9% of loans, net of unearned discount.

     Interest income is also impacted by the amount of non-performing loans. The amount of interest due, but not recognized, on non-performing loans amounted to approximately $115,000 for the three months ended March 31, 1998, compared to $81,000 for the three months ended March 31, 1997.

     Average interest bearing deposits increased by $37.4 million, or 5.1%, for the first three months of 1998 over the same period last year, primarily in the consumer certificate of deposit category. For the three months ended March 31, 1998, average borrowings were $161.7 million, or 153.6%, higher than the first three months of 1997. Interest expense on deposits and borrowings increased by $2.86 million, or 32.5%, to $11.7 million in the first quarter of 1998 as compared to the same period last year.

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

     For the three months ended March 31, 1998, Management increased the provision for possible loan losses, consistent with the level of loan growth experienced, to $907,000 as compared to $500,000 for the same period last year. For the first three months of 1998, loans charged-off, net of recoveries of loans previously charged-off, amounted to $246,000 as compared to $574,000 for the comparable 1997 time frame.

     As of March 31, 1998, the ratio of the reserve for possible loan losses to loans, net of unearned discount, was 1.57%, as compared to the 1997 year-end level of 1.53%. The ratio of the reserve for possible loan losses to non-performing loans was 226.4% at March 31, 1998, higher than the 215.14% coverage recorded at year end.


NON-INTEREST INCOME

     Non-interest income for the three months ended March 31, 1998 was $3.4 million, compared to $3.2 million for the same period in 1997. Income from Trust and Financial Services increased by $162,000, or 22.2%, due to an increase in funds under management and a strong securities market. The March 1998 quarter included a non-recurring recovery of $77,000 associated with a former real estate owned property.


NON-INTEREST EXPENSES

     Non-interest expenses totaled $10.6 million for the three months ended March 31, 1998, a $778,000 increase from the comparable 1997 period. Salaries and employee benefits increased by $529,000, or 11.3%. As previously reported, in connection with a change in the Bank's pension plan which was effective January 1, 1997, the Corporation recognized $394,000 of previously accrued pension liability as a credit to salaries and benefits during the first quarter of 1997. Excluding this item, non-interest expenses increased by $135,000 or 2.6% from the first quarter of 1997. Other non-interest expenses for the first three months of 1998 increased by $157,000 to $3.6 million from $3.5 million in the first quarter of 1997.


MINORITY INTEREST

     In the second quarter of 1997, Independent Capital Trust I (the "Trust") was formed for the purpose of issuing trust preferred securities (the "Trust Preferred Securities") and investing the proceeds of the sale of these securities in junior subordinated debentures issued by the Company. A total of $28.75 million of 9.28% Trust Preferred Securities were issued and are scheduled to mature in 2027, callable at the option of the Company after May 19, 2002. Distributions on these securities are payable quarterly in arrears on the last day of March, June, September and December, such distributions can be deferred at the option of the Company for up to five years. The Trust Preferred Securities can be prepaid in whole or in part on or after May 19, 2002 at a redemption price equal to $25 per Trust Preferred Security plus accumulated but unpaid distributions thereon to the date of the redemption.

     The Trust Preferred Securities are presented in the consolidated balance sheets of the Company entitled "Corporation-Obligated Mandatorily Redeemable Trust Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures of the Corporation". The Company records distributions payable on the Trust Preferred Securities as minority interest expense in its consolidated statements of income. The minority interest expense for the three months ended March 31, 1998 was $667,000 and there was no minority interest expense for the first quarter of 1997.

INCOME TAXES

     The Company records income tax expense pursuant to Statement of Financial Accounting Standards No. 109, "Accounting For Income Taxes". The Company evaluates the deferred tax asset and the valuation reserve on a quarterly basis. The Company's effective tax rates for the three months ended March 31, 1998 and 1997 were 33.5% and 36.2% respectively.



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

     Beginning in 1992, Rockland entered into interest rate swap agreements as a hedge against stable or declining interest rates. As of March 31, 1998, the Bank had one interest rate swap agreement with a total notional value of $20 million. This swap was arranged through an international banking institution and has an initial maturity of three years. The Bank receives fixed rate payments and pays a variable rate of interest tied to 3-month LIBOR.

INTEREST RATE RISK

     Interest rate risk is the sensitivity of income to variations in interest rates over both short-term and long-term horizons. The primary goal of interest-rate risk management is to control this risk within limits approved by the Board and narrower guidelines approved by the Asset/Liability Management Committee. These limits and guidelines reflect the Company's tolerance for interest-rate risk by identifying exposures, quantifying and hedging them. The Company quantifies its interest-rate exposures using simulation models, as well as simpler gap analyses. The Company manages its interest-rate exposure using a combination of on and off balance sheet instruments, primarily fixed-rate portfolio securities, interest rate swaps and options.

     The Company uses simulation analysis to measure the exposure of net interest income to changes in interest rates over a relatively short (i.e., less than 2 years) time horizon. Simulation analysis involves projecting future interest income and expense from the Company's asset, liabilities and off balance sheet positions under various scenarios.

     The Company's limits on interest rate risk specify that if interest rates were to shift up or down 200 basis points, estimated net income for the next 12 months should decline by less than 6%. The following table reflects the Company's estimated exposure, as a percentage of estimated net interest income for the next 12 months.


                  Rate Change                            Estimated Exposure as %
                  (Basis Points)                          of Net Interest Income
--------------------------------------------------------------------------------
                         +200                                          (2.05%)
                         -200                                           0.62%


LIQUIDITY AND CAPITAL

     Liquidity, as it pertains to the Company, is the ability to generate cash in the most economical way, in order to meet ongoing obligations to pay deposit withdrawals and to fund loan commitments. The Company's primary sources of funds are deposits, borrowings, and the amortization, prepayment, and maturities of loans and investments.

     A strong source of liquidity is the Company's core deposits, those deposits which management considers, based on experience, not likely to be withdrawn in the near term. The Company utilizes its extensive branch banking network to attract retail customers who provide a stable source of core deposits. The Company has established five repurchase agreements with major brokerage firms as potential sources of liquidity. On March 31, 1998 the Company had $30.0 million outstanding under such lines classified on the Balance Sheet as "Federal Funds Purchased and Assets Sold Under Repurchase Agreements". As an additional source of funds, the Bank has entered into repurchase agreements with customers totaling $15.5 million at March 31, 1998. In addition, as a member of the Federal Home Loan Bank, Rockland has access to approximately $426 million of borrowing capacity. At March 31, 1998, the Company had $219 million outstanding under such lines. The Company actively manages its liquidity position under the direction of the Bank's Asset/Liability Management Committee. Periodic review under formal policies and procedures is intended to ensure that the Company will maintain access to adequate levels of available funds. At March 31, 1998, the Company's liquidity position was well above policy guidelines.


CAPITAL RESOURCES AND DIVIDENDS

     The Company and Rockland are subject to capital requirements established by the Federal Reserve Board and the FDIC, respectively. One key measure of capital adequacy is the risk-based ratio for which the regulatory agencies have established minimum requirements of 4.00% and 8.00% for Tier 1 risk-based capital and total risk-based capital, respectively. As of March 31, 1998, the Company had a Tier 1 risked-based capital ratio of 13.53% and a total risked-based capital ratio of 14.78%. Rockland had a Tier 1 risked-based capital ratio of 10.06% and a total risked-based capital ratio of 11.32% as of the same date.

     An additional capital requirement of a minimum 4.00% Tier 1 leverage capital is mandated by the regulatory agencies. As of March 31, 1998, the Company and the Bank had Tier 1 leverage capital ratios of 8.84% and 6.54%, respectively.

     In March, the Company's Board of Directors declared a cash dividend of $.10 per share to shareholders of record as of March 27, 1998. This dividend was paid on April 10, 1998. On an annualized basis, the dividend payout ratio amounted to 41.9% of the trailing four quarters earnings.

YEAR 2000

     The Company has developed plans to address the possible exposure related to the impact on its computer systems and key service providers of the Year 2000. Key financial and operational systems have been assessed and detailed plans have been developed to address systems modifications required by December 31, 1999. Anticipated spending for these modifications will be expensed as incurred.

     In 1997, the Company converted its core operating system software to a leading provider of data processing services, Alltel. As a consequence, Alltel is leading the effort for ensuring Year 2000 compliance for all mainframe application software. Management has overall responsibility for ensuring compliant systems and is working closely with Alltel to ensure this compliance by December 31, 1999. Costs related to this aspect of the Year 2000 effort are the responsibility of Alltel. Management believes Alltel has the financial resources to complete this effort.

     The Company expects to incur Year 2000 costs in project management, upgrading personal computers and non mainframe software in 1998 and 1999. Management estimates this cost to be $500,000 over the next two years.


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders  - None

Item 5.  Other Information

             The financial information detailed below is included hereafter in this report:

             Consolidated Statements of Changes in Stockholders' Equity
                Three  months ended March 31, 1998 and the year ended
                December 31, 1997

             Consolidated Average Balance Sheet and Average Rate Data -
             Three months ended March 31, 1998 and 1997.


Item 6. Exhibits and Reports on Form 8-K



                (a) Exhibits
                    No                                        Page
                    --                                        ----

                    27 Financial Data Schedule                E-1

                (b) Reports on Form 8-K


                    The Company did not file any reports on Form 8-K during the quarter ended March 31, 1998.

                             INDEPENDENT BANK CORP.
                       CONSOLIDATED STATEMENTS OF CHANGES
                             IN STOCKHOLDERS' EQUITY
                           (Unaudited - in thousands)

                                                                                    UNREALIZZED
                                                                                    GAIN (LOSS)
                                                COMMON                  RETAINED    INVESTMENTS
                                                STOCK       SURPLUS     EARNINGS     AVAILABLE      TOTAL
-------------------------------------------------------------------------------------------------------------
Balance, January 1, 1997                         $146     $44,433        $36,666       ($135)        $81,110
Net Income                                                                14,158                      14,158
Dividends Declared                                                        (4,999)                     (4,999)
Proceeds from Exercise of Stock Options             2         710                                        712
Tax Benefit on Stock Option Exercises                           4                                          4
Change in Unrealized Gain (Loss) on
Investments Available for Sale, Net of Tax                                             1,508           1,508
-------------------------------------------------------------------------------------------------------------
  Balance, December 31, 1997                      148      45,147         45,825       1,373          92,493
=============================================================================================================
Balance, January 1, 1998                          148      45,147         45,825       1,373          92,493
Net Income                                                                 3,705                       3,705
Dividends Declared                                                        (1,484)                     (1,484)
Proceeds from Exercise of Stock Options                       304                                        304
Change in Unrealized Gain on Investments
Available for Sale, Net of Tax                                                          (138)           (138)
-------------------------------------------------------------------------------------------------------------
 Balance, March 31, 1998                         $148     $45,451        $48,046      $1,235         $94,880
=============================================================================================================

                             INDEPENDENT BANK CORP.
                       SUPPLEMENTAL FINANCIAL INFORMATION
            CONSOLIDATED AVERAGE BALANCE SHEET AND AVERAGE RATE DATA
                           (Unaudited - in thousands)





                                                               AVERAGE         INTEREST
                                                             OUTSTANDING        EARNED/         AVERAGE
                                                               BALANCE           PAID            YIELD
FOR THE THREE MONTHS ENDED MARCH 31,                            1998             1998             1998
                                                        --------------     -------------     ------------
   Interest-Earning Assets
      Taxable Investment Securities                          $426,917            $7,229            6.77%
      Non-taxable Investment Securities                        23,432               431            7.36%
      Loans, net of Unearned Discount                         840,384            18,372            8.74%
      Federal Funds Sold                                        9,423               123            5.22%
                                                        -------------      -------------     ----------
      Total Interest-Earning Assets                        $1,300,156           $26,155            8.05%
                                                        --------------     =============     ==========
      Cash and Due From Banks                                  38,850
      Other Assets                                             19,305
                                                        -------------
      Total Assets                                         $1,358,311
                                                        =============

   Interest-Bearing Liabilities
      Savings and Interest  Checking Accounts                $256,926            $1,335            2.08%
      Money Market & Super Interest Checking Accounts         111,415               728            2.61%
      Time Deposits                                           408,897             5,757            5.63%
      Federal Funds Purchased and Assets
         Sold Under Repurchase Agreements                      38,631               564            5.84%
      Federal Home Loan Bank Borrowings                       226,239             3,239            5.73%
      Treasury Tax and Loan Notes                               2,038                36            7.07%
                                                        -------------      -------------     ----------
      Total Interest-Bearing Liabilities                   $1,044,146           $11,659            4.47%
                                                        -------------      =============     ==========
      Demand Deposits                                         177,920
      Other Liabilities                                        41,587
      Total Liabilities                                     1,263,653
                                                        -------------
      Stockholders' Equity                                     94,658
                                                         ============
 Total Liabilities and Stockholders' Equity                $1,358,311
                                                        =============

      Net Interest Income                                                       $14,496
                                                                           ============
      Interest Rate Spread                                                                         3.58%
                                                                                                =======
      Net Interest Margin                                                                          4.46%
                                                                                                =======
Interest income and yield are stated on a fully
tax-equivalent basis
 The total amount of adjustment is $177 in 1998.

                             INDEPENDENT BANK CORP.
                       SUPPLEMENTAL FINANCIAL INFORMATION
            CONSOLIDATED AVERAGE BALANCE SHEET AND AVERAGE RATE DATA
                           (Unaudited - in thousands)


                                                               AVERAGE           INTEREST
                                                             OUTSTANDING          EARNED/          AVERAGE
                                                                BALANCE            PAID             YIELD
FOR THE THREE MONTHS ENDED MARCH 31,                             1997              1997             1997
                                                           ---------------      -----------      ------------
   Interest-Earning Assets
      Taxable Investment Securities                               $323,950           $5,311            6.56%
      Non-taxable Investment Securities                              6,029               86            5.71%
      Loans, net of Unearned Discount                              703,318           15,282            8.69%
      Federal Funds Sold                                             2,114               27            5.11%
                                                           ---------------      -----------      ------------
      Total Interest-Earning Assets                              1,035,411          $20,706            8.00%

                                                           ===============      ===========      ============
      Cash and Due From Banks
                                                                    44,451
      Other Assets
                                                                    18,284
                                                           ===============
      Total Assets
                                                                 1,098,146
                                                           ===============

   Interest-Bearing Liabilities
      Savings and Interest  Checking Accounts                     $252,474           $1,343            2.13%
      Money Market & Super Interest Checking Accounts              104,716              710            2.71%
      Time Deposits                                                382,626            5,330            5.57%
      Federal Funds Purchased and Assets
         Sold Under Repurchase Agreements                           31,751              424            5.34%
      Federal Home Loan Bank Borrowings                             69,944              957            5.47%
      Treasury Tax and Loan Notes                                    3,544               35            3.95%
                                                           ---------------      -----------      ------------
      Total Interest-Bearing Liabilities                           845,055           $8,799            4.16%
                                                           ===============      ===========      ============
      Demand Deposits
                                                                   157,649
      Other Liabilities
                                                                    13,028
      Total Liabilities
                                                                 1,015,732
                                                           ---------------
      Stockholders' Equity                                         $82,414
                                                           ---------------
 Total Liabilities and Stockholders' Equity                     $1,098,146
                                                           ===============

      Net Interest Income                                                           $11,907
                                                                                ===========
      Interest Rate Spread                                                                             3.84%
                                                                                                 ==========
      Net Interest Margin                                                                              4.60%
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


                                                          INDEPENDENT BANK CORP.
                                                              (registrant)



Date: May 14, 1998                                      /s/ John F. Spence, Jr.
                                                          John F. Spence, Jr.
                                                      Chairman of the Board and
                                                       Chief Executive Officer




Date: May 14, 1998                                        /s/ Richard J. Seaman
                                                            Richard J. Seaman
                                                         Chief Financial Officer
                                                              and Treasurer