Form 10-Q
period 1998-06-30
INDEPENDENT BANK CORP
filed 1998-08-14
CIK 776901

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998
                         Commission File Number: 1-9047

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

                                 Yes _X_ No ___


     As of August 1,1998 there were 14,858,821 shares of the issuer's common stock outstanding.

                                      INDEX


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

           Consolidated Balance Sheets - June 30, 1998 and
                December 31, 1997

           Consolidated Statements of Income - Six months and quarters ended
                June 30, 1998 and 1997

           Consolidated Statements of Cash Flows - Six months ended
                June 30, 1998 and 1997

           Notes to Consolidated Financial Statements - June 30, 1998

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings

Item 2.    Changes in Securities

Item 3.    Defaults Upon Senior Securities

Item 4.    Submission of Matters to a Vote of Security Holders

Item 5.    Other Information

Item 6.    Exhibits and Reports on Form 8-K

PART 1  FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------

INDEPENDENT BANK CORP.
CONSOLIDATED BALANCE SHEETS                                                           JUNE 30,       DECEMBER 31,
(Unaudited - in thousands)                                                              1998             1997
----------------------------------------------------------------------------------------------------------------
ASSETS
  Cash and Due From Banks                                                            $   45,941          $42,544
  Federal Funds Sold                                                                     19,074           22,472
  Securities Held To Maturity                                                           307,162          308,112
  Securities Available For Sale                                                         164,801          131,842
  Federal Home Loan Bank Stock                                                           16,035           16,035
  Loans, Net of Unearned Discount                                                       896,982          828,132
  Less: Reserve for Possible Loan Losses                                                (13,531)         (12,674)
----------------------------------------------------------------------------------------------------------------
      Net Loans                                                                         883,451          815,458
----------------------------------------------------------------------------------------------------------------
  Bank Premises and Equipment                                                            13,290           12,776
  Other Real Estate Owned                                                                     4                2
  Other Assets                                                                           19,648           20,766
----------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                         $1,469,406       $1,370,007
================================================================================================================
LIABILITIES
  Deposits
    Demand Deposits                                                                    $205,703         $189,577
    Savings and Interest Checking Accounts                                              268,114          257,980
    Money Market and Super Interest Checking Accounts                                   104,605          119,316
    Time Certificates of Deposit over $100,000                                           73,354           69,424
    Other Time Deposits                                                                 332,986          351,851
----------------------------------------------------------------------------------------------------------------
      Total Deposits                                                                    984,762          988,148
----------------------------------------------------------------------------------------------------------------
  Federal Funds Purchased and Assets
     Sold Under Repurchase Agreements                                                    61,176           38,327
  Federal Home Loan Bank Borrowings                                                     276,224          206,724
  Treasury Tax and Loan Notes                                                             8,189            3,217
  Other Liabilities                                                                      13,111           12,348
----------------------------------------------------------------------------------------------------------------
      Total Liabilities                                                               1,343,462        1,248,764
----------------------------------------------------------------------------------------------------------------
Corporation-Obligated Mandatorily Redeemable Trust Preferred Securities of               28,750           28,750
Subsidiary Trust Holding Solely Junior Subordinated debentures of the
Corporation
----------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
  Common Stock, $.01 par value, Authorized: 30,000,000 Shares
     Outstanding: 14,858,821 Shares at June 30, 1998
     and 14,801,904 at  December 31, 1997                                                   149              148
  Surplus                                                                                45,507           45,147
  Retained Earnings                                                                      50,495           45,825
  Accumulated Other Comprehensive Income                                                  1,043            1,373
----------------------------------------------------------------------------------------------------------------
      Total Stockholders' Equity                                                         97,194           92,493
----------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES, MINORITY INTEREST IN SUBSIDIARIES
AND  STOCKHOLDERS' EQUITY                                                            $1,469,406       $1,370,007
================================================================================================================

                             INDEPENDENT BANK CORP.
                        CONSOLIDATED STATEMENT OF INCOME
                           (Unaudited - in thousands)

                                                                   SIX MONTHS ENDED                      THREE MONTHS ENDED
                                                              JUNE 30,           JUNE 30,            JUNE 30,           JUNE 30,
                                                               1998                1997               1998                1997
--------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
   Interest on Loans                                          $37,253            $31,576             $18,920             $16,346
   Interest and Dividends on Securities                        14,766             11,118               7,244               5,749
   Interest on Federal Funds Sold
     and Repurchase Agreements                                    331                 83                 208                  56
--------------------------------------------------------------------------------------------------------------------------------
      Total Interest Income                                    52,350             42,777              26,372              22,151
--------------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
   Interest on Deposits                                        15,570             15,311               7,063               7,928
   Interest on Borrowed Funds                                   7,846              2,913               4,694               1,497
--------------------------------------------------------------------------------------------------------------------------------
      Total Interest Expense                                   23,416             18,224              11,757               9,425
--------------------------------------------------------------------------------------------------------------------------------
   Net Interest Income                                         28,934             24,553              14,615              12,726
--------------------------------------------------------------------------------------------------------------------------------
PROVISION FOR POSSIBLE LOAN LOSSES                              1,814              1,030                 907                 530
--------------------------------------------------------------------------------------------------------------------------------
   Net Interest Income After Provision
      For Possible Loan Losses                                 27,120             23,523              13,708              12,196
--------------------------------------------------------------------------------------------------------------------------------
NON-INTEREST INCOME
   Service Charges on Deposit Accounts                          2,664              2,854                1,335              1,428
   Trust and Investment Services Income                         1,975              1,558                1,082                827
   Mortgage Banking Income                                      1,787              1,416                1,041                749
   Other Non-Interest Income                                      783                643                  359                310
--------------------------------------------------------------------------------------------------------------------------------
      Total Non-Interest Income                                 7,209              6,471                3,817              3,314
--------------------------------------------------------------------------------------------------------------------------------
NON-INTEREST EXPENSES
   Salaries and Employee Benefits                              10,987              9,911                5,787              5,240
   Occupancy Expenses                                           1,872              1,842                  873                889
   Equipment Expenses                                           1,443              1,434                  713                750
   Other Non-Interest Expenses                                  7,183              6,508                3,546              3,028
--------------------------------------------------------------------------------------------------------------------------------
      Total Non-Interest Expenses                              21,485             19,695               10,919              9,907
--------------------------------------------------------------------------------------------------------------------------------
   Minority Interest Expense                                    1,334                311                  667                311
INCOME BEFORE INCOME TAXES                                     11,510              9,988                5,939              5,292
PROVISION FOR INCOME TAXES                                      3,857              3,406                1,991              1,707
--------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                     $7,653             $6,582               $3,948             $3,585
================================================================================================================================
BASIC EARNINGS PER SHARE                                        $0.52              $0.45                $0.27              $0.25
================================================================================================================================
DILUTED EARNINGS PER SHARE                                      $0.51              $0.44                $0.26              $0.24
================================================================================================================================
Weighted average common shares (Basic)                     14,841,026         14,618,884           14,854,477         14,623,762
Common stock equivalents                                      255,484            276,624              257,400            281,849
--------------------------------------------------------------------------------------------------------------------------------
Weighted average common shares (Diluted)                   15,096,510         14,895,508           15,111,877         14,905,611
================================================================================================================================

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS                                                SIX MONTHS ENDED JUNE 30,
(Unaudited - in thousands)                                                           1998                1997
---------------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                                      $7,653               $6,582
   ADJUSTMENTS TO RECONCILE NET INCOME TO
   NET CASH PROVIDED FROM OPERATING ACTIVITIES
     Depreciation and amortization                                                  1,999                1,898
     Provision for loan losses                                                      1,814                1,030
     Loans originated for resale                                                  (40,036)             (23,212)
     Proceeds from mortgage loan sales                                             39,943               23,194
     Loss (gain) on sale of mortgages                                                  93                   18
     Gain recorded from mortgage servicing rights                                    (365)                (221)
     Other Real Estate Owned recoveries                                               (76)                  --
     Changes in assets and liabilities:
        Decrease (increase) in other assets                                         1,483               (2,504)
        Increase in other liabilities                                                 933                2,917
---------------------------------------------------------------------------------------------------------------
 TOTAL ADJUSTMENTS                                                                  5,788                3,120
---------------------------------------------------------------------------------------------------------------
 NET CASH PROVIDED FROM OPERATING ACTIVITIES                                       13,441                9,702
---------------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from maturities of Securities Held to Maturity                       60,679               44,635
     Proceeds from maturities of Securities Available for Sale                     30,575                4,474
     Purchase of Held to Maturity Securities                                      (60,125)             (42,973)
     Purchase of Available for Sale Securities                                    (64,358)             (93,545)
     Purchase of FHLB Stock                                                           --                (3,553)
     Net increase in Loans                                                        (69,892)             (67,759)
     Proceeds from sale of OREO                                                       159                  299
     Investment in Bank Premises and Equipment                                     (1,793)              (2,399)
---------------------------------------------------------------------------------------------------------------
 NET CASH USED IN INVESTING ACTIVITIES                                           (104,755)            (160,821)
---------------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase (decrease) in Deposits                                           (3,386)              39,439
     Net increase in Federal Funds Purchased
     and Assets Sold Under Repurchase Agreements                                   22,849               37,733
     Net increase in FHLB Borrowings                                               69,500               50,000
     Net increase in TT&L Notes                                                     4,972                5,349
     Issuance of corporation-obligated mandatorily
     Redeemable trust preferred securities of subsidiary trust
     holding solely junior subordinated debentures of the Corporation                 --                28,750
     Dividends Paid                                                                (2,983)              (2,200)
     Proceeds from stock issuance                                                     361                   80
---------------------------------------------------------------------------------------------------------------
     NET CASH PROVIDED FROM FINANCING ACTIVITIES                                   91,313              159,151
---------------------------------------------------------------------------------------------------------------
     NET INCREASE (DECREASE) IN CASH AND CASH
     EQUIVALENTS                                                                       (1)               8,032
     CASH AND CASH EQUIVALENTS AT THE BEGINNING
     OF THE YEAR                                                                   65,016               53,486
---------------------------------------------------------------------------------------------------------------
     CASH AND CASH EQUIVALENTS AS OF JUNE 30,                                     $65,015              $61,518
---------------------------------------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included. Operating results for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998 or any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in Independent Bank Corp.'s (the "Company") annual report on Form 10-K for the year ended December 31, 1997.


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

     In April, 1998, the AICPA issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" (SOP 98-5). SOP 98-5 requires all costs associated with pre-opening, pre-operating, and organization activities to be expensed as incurred. The Company will adopt SOP 98-5 beginning January 1, 1999. The Company believes that adoption of SOP 98-5 will have no material impact on the Company's financial statements.

     In June, 1998 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

     Statement 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement the Statement as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). Statement 133 cannot be applied retroactively. Statement 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the Company's election, before January 1, 1998).

     The Company does not expect that the adoption of this statement will have a material impact on the Company's financial position or results of operation.

EARNINGS PER SHARE

     In 1997, the Company adopted the provisions of Statement of Financial Accounting Standards Board (SFAS) No. 128, "Earnings per share." This statement was issued by the Financial Standards Accounting Board (FASB) in March 1997 and establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. This statement replaces the presentation of primary EPS with a presentation of Basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerators and denominators of the basic and diluted EPS computations. This statement also requires a restatement of all prior period EPS data presented.


                                                     (In Thousands, except per share data)
                                            NET INCOME        WEIGHTED AVERAGE         NET INCOME
                                                                   SHARES               PER SHARE
---------------------------------------------------------------------------------------------------------
For the six months ended June 30,          1998     1997       1998     1997             1998     1997
---------------------------------------------------------------------------------------------------------
Basic EPS                                 $7,653   $6,582     14,841   14,619           $0.52    $0.45
Effect of dilutive securities                                    256      277            0.01     0.01
Diluted EPS                               $7,653   $6,582     15,097   14,896           $0.51    $0.44
---------------------------------------------------------------------------------------------------------


                                                     (In Thousands, except per share data)
                                            NET INCOME        WEIGHTED AVERAGE         NET INCOME
                                                                   SHARES               PER SHARE
---------------------------------------------------------------------------------------------------------
For the three months ended June 30,         1998     1997     1998     1997             1998     1997
---------------------------------------------------------------------------------------------------------
Basic EPS                                  $3,948   $3,585   14,854   14,624           $0.27    $0.25
Effect of dilutive securities                                   257      282            0.01     0.01
Diluted EPS                                $3,948   $3,585   15,111   14,906           $0.26    $0.24
---------------------------------------------------------------------------------------------------------


COMPREHENSIVE INCOME

     In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses and all other nonowner changes in equity). This statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid in capital in the equity section of a statement of financial position. Comprehensive income is reported net of taxes, as follows:

                                                           For the Six Months Ended      For the Three Months Ended
                                                                   June 30,                       June 30,
                                                              1998          1997              1998          1997
                                                           --------------------------------------------------------
Net Income                                                   $7,653        $6,582            $3,948        $3,585
Other Comprehensive Income, net of tax:
      Unrealized gain/(loss) on Securities
          Available for Sale                                   (328)          612              (192)          709
      Reclassification adjustment for
          (gains)/losses included in net income                  (2)            7                (2)           --
                                                           --------------------------------------------------------
Other Comprehensive Income                                     (330)          619              (194)          709
                                                           --------------------------------------------------------
Comprehensive Income                                         $7,323        $7,201            $3,754        $4,294
                                                           --------------------------------------------------------

SEGMENT INFORMATION

         In June, 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of and Enterprise and Related Information." This statement establishes standards for reporting information about segments in annual and interim financial statements. SFAS 131 introduces a new model for segment reporting, called the "management approach." The management approach is based on the way the chief operating decision-maker organizes segments within a company for making operation decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure
- any manner in which management disaggregates a company. This statement is effective and will be adopted for the Company's financial statements for the fiscal year ending December 31, 1998 and requires the restatement of previously reported segment information for all periods presented.



Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1998


SUMMARY

     For the six months ended June 30, 1998, Independent Bank Corp. (the Company) recorded net income of $7.7 million compared with net income of $6.6 million for the same period last year. Diluted earnings per share were $.51 for the six months ended June 30, 1998 compared to $.44 per share for the prior year. Basic earnings per share, before the dilutive effect of stock options, were $.52 in 1998 compared to $.45 for the same period in 1997. Per share earnings have been calculated in accordance with SFAS No. 128, "Earnings per Share." This improvement in net income was due to a $4.4 million, or 17.8% increase in net interest income. The provision for loan losses increased to $1.8 million for the first six months of 1998 compared with $1.0 million for the same period last year. Non-interest income increased $738,000, or 11.0%, while non-interest expenses increased $1.8 million, or 9% over the first six months of 1997.

     The annualized consolidated returns on average equity and average assets for the first six months of 1998 were 15.96% and 1.11%, respectively. This compares to annualized consolidated returns on average equity and average assets for the first six months of 1997 of 15.84% and 1.17%, respectively.

     As of June 30, 1998, total assets amounted to $1.5 billion, an increase of $99.4 million over the 1997 year end balance. Investments increased $32 million, or 7.3% from $440.0 million at year-end 1997, primarily due to an investment leverage strategy that the Company has implemented during the second quarter of 1998. Loans, net of unearned discount, increased $68.8 million, or 8.3%, since year-end 1997 with strong growth in the commercial real estate portfolio and the installment loan portfolio. Deposit balances have decreased by $3.4 million, or 34 basis points. Borrowings increased by $97.3 million, or 39.2%, since year-end 1997.

     In the second quarter of 1997, Independent Capital Trust I (a subsidiary of the Company) was formed for the purpose of issuing Trust Preferred Securities. A total of $28.8 million of 9.28% Cumulative Trust Preferred Securities were issued on May 19, 1997. Net income for the six months ended June 30, 1998, reflects pre-tax minority interest expense of $1.3 million, while the period ended June 30,1997 reflected $311,000.

     Nonperforming assets totaled $5.1 million as of June 30, 1998 compared to $5.9 million at December 31, 1997. Nonperforming assets represented 35 and 43 basis points of total assets as of June 30, 1998 and December 31,1997, respectively.

NET INTEREST INCOME

     The discussion of net interest income, which follows, is presented on a fully tax-equivalent basis. Net interest income for the six months ended June 30, 1998, amounted to $29.3 million, an increase of $4.6 million, or 18.5%, from the comparable 1997 time frame. This is due to strong loan growth as well as an expanding securities portfolio, financed by borrowings, to take advantage of a strong capital position. While these funding and investment actions increased net interest income, the net interest margin ( net interest income as a percent of average interest earning assets) reflects the lower net interest spread on such transactions. The Company's net interest margin for the first six months of 1998 was 4.46%, compared to 4.65% for the comparable 1997 time frame. The Company's interest rate spread (the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities) decreased by 29 basis points to 3.56%.

     The average balance of interest-earning assets for the first six months of 1998 amounted to $1.3 billion, an increase of $251 million, or 23.7%, from the comparable 1997 time frame. Income from interest-earning assets amounted to $52.7 million for the six months ended June 30, 1998, an increase of $9.8 million, or 22.8%, from the first six months of 1997. The increase in interest income was the result of a $136.1 million, or 18.9% increase in the average balance of the loan portfolio, net of unearned discount, resulting from increases in the commercial real estate portfolio and indirect automobile lending, as well as a $106.0 million, or 31.2%, increase in the securities portfolio.

     Interest income is impacted by changes in market rates of interest due to variable and floating rate loans in the Company's portfolio. At June 30, 1998, loans having interest rates which adjust in accordance with changes in the Company's base lending rate or other market indices amounted to approximately $264.2 million, or 29.5% of loans, net of unearned discount.

     Interest income is also impacted by the amount of non-performing loans. The amount of interest due, but not recognized, on non-performing loans amounted to approximately $231,000 for the six months ended June 30, 1998 compared to $187,000 for the six months ended June 30, 1997.

     The average balance of interest-bearing liabilities for the first six months of 1998 was $190.1 million, or 22.1%, higher than the comparable 1997 time frame. Average interest bearing deposits increased by $21.4 million, or 2.8%, for the first six months of 1998 over the same period last year, primarily in the consumer certificate of deposit category. For the six months ended June 30, 1998, average borrowings were $168.7 million, or 159.1%, higher than the first six months of 1997, primarily in FHLB borrowings which increased by $149.0 million. Interest expense on deposits increased by $259,000, or 1.7%, to $15.6 million in the first six months of 1998 and interest expense on borrowings increased by $4.9 million, or 169.3%, to $7.8 million as compared to the same period last year.


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

     For the six months ended June 30, 1998, management increased the provision for possible loan losses, consistent with the level of loan growth experienced, to $1.8 million as compared to

$1.0 million for the same period last year. For the first six months of 1998, loans charged-off, net of recoveries of loans previously charged-off, amounted to $957,000 as compared to $745,000 for the comparable 1997 time frame.

     As of June 30, 1998, the ratio of the reserve for possible loan losses to loans, net of unearned discount, was 1.50%, as compared to the 1997 year-end level of 1.53%. The ratio of the reserve for possible loan losses to non-performing loans was 264.43% at June 30, 1998, an increase over the 215.14% coverage recorded at year-end 1997.

NON-INTEREST INCOME

     Non-interest income for the six months ended June 30, 1998 was $7.2 million, compared to $6.5 million for the same period in 1997. Income from Trust and Financial Services increased by $417,000, or 26.8%, due to an increase in funds under management and a strong securities market. Mortgage banking income increased by $371,000, or 26.2%, over the 1997 time frame due to a strong refinancing market. These increases were slightly offset by a decrease in service charge income of $190,000, or 6.7%, primarily in lower overdraft revenue.


NON-INTEREST EXPENSES

     Non-interest expenses totaled $21.5 million for the six months ended June 30, 1998, a $1.8 million increase from the comparable 1997 period. Salaries and employee benefits increased $1.1 million, or 10.9%. As previously reported, in connection with a change in the Bank's pension plan which was effective January 1, 1997, the Company recognized $394,000 of previously accrued pension liability as a credit to salaries and benefits during the first quarter of 1997. Excluding this item, non-interest expenses increased by $1.4 million, or 7.1% and salaries and employee benefits increased $682,000, or 6.9% from the same period in 1997.

     Occupancy and equipment expenses for the first six months of 1998 increased $39,000, or less than 1%, from the comparable 1997 period. Other non-interest expenses for the first six months of 1998 increased $675,000 to $7.2 million from $6.5 million in the first six months of 1997. This increase was primarily due to a combination of increased collection expenses associated with the Bank's indirect automobile lending as well as a second quarter 1997 recovery of a fraudulent check loss.


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

     The Trust Preferred Securities are presented in the consolidated balance sheets of the Company entitled "Corporation-Obligated Mandatorily Redeemable Trust Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures of the Corporation". The Company records distributions payable on the Trust Preferred Securities as minority interest expense in its consolidated statements of income. The minority interest expense for the six months ended June 30, 1998 was $1.3 million as compared to the $311,000 recorded as of June 30, 1997.

INCOME TAXES

     The Company records income tax expense pursuant to Statement of Financial Accounting Standards No. 109, "Accounting For Income Taxes". The Company evaluates the deferred tax asset and the valuation reserve on a quarterly basis. The Company's effective tax rates for the six months ended June 30, 1998 and 1997 were 33.5% and 34.1% respectively. The lower rate in 1998 reflects tax planning strategies enacted by the Company in 1997 and continued in 1998.

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

     Beginning in 1992, Rockland entered into interest rate swap agreements as a hedge against stable or declining interest rates. As of June 30, 1998, the Bank had one interest rate swap agreement with a notional value of $20 million. This swap as arranged through an international banking institution and has an initial maturity of three years. The Bank receives fixed rate payments and pays a variable rate of interest tied to 3-month LIBOR.


INTEREST RATE RISK

     Interest rate risk is the sensitivity of income to variations in interest rates over both short-term and long-term horizons. The primary goal of interest-rate risk management is to control this risk within limits approved by the Board. These limits reflect the Company's tolerance for interest-rate risk by identifying exposures, quantifying and hedging them as needed. The Company quantifies its interest-rate exposures using net interest income simulation models, as well as simpler gap analyses. The Company manages its interest-rate exposure using a combination of on and off balance sheet instruments, primarily fixed rate portfolio securities, interest rate swaps, and options.

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


         Rate Change                         Estimated Exposure as %
        (Basis Points)                       of Net Interest Income
--------------------------------------------------------------------------------
            +200                                   (1.38%)
            -200                                    1.08%

LIQUIDITY AND CAPITAL

     Liquidity, as it pertains to the Company, is the ability to generate cash in the most economical way, in order to meet ongoing obligations to pay deposit withdrawals and to fund loan commitments. The Company's primary sources of funds are deposits, borrowings, and the amortization, prepayment, and maturities of loans and investments.

     A strong source of liquidity is the Company's core deposits, those deposits which management considers, based on experience, are not likely to be withdrawn in the near term. The Company utilizes its extensive branch banking network to attract retail customers who provide a stable source of core deposits. The Company has established five repurchase agreements with major brokerage firms as potential sources of liquidity. On June 30, 1998, the Company had $33.5 million outstanding under such lines classified on the Balance Sheet as "Federal Funds Purchased and Assets Sold Under Repurchase Agreements". As an additional source of funds, the Bank has entered into repurchase agreements with customers totaling $27.7 million at June 30, 1998. In addition, as a member of the Federal Home Loan Bank, Rockland has access to approximately $420 million of borrowing capacity. At June 30, 1998, the Company had $276.0 million outstanding under such lines. The Company actively manages its liquidity position under the direction of the Bank's Asset/Liability Management Committee. Periodic review under formal policies and procedures is intended to ensure that the Company will maintain access to adequate levels of available funds. At June 30, 1998, the Company's liquidity position was well above policy guidelines.


CAPITAL RESOURCES AND DIVIDENDS

     The Company and Rockland are subject to capital requirements established by the Federal Reserve Board and the FDIC, respectively. One key measure of capital adequacy is the risk-based ratio for which the regulatory agencies have established minimum requirements of 4.00% and 8.00% for Tier 1 risk-based capital and total risk-based capital, respectively. As of June 30, 1998, the Company had a Tier 1 risked-based capital ratio of 12.49% and a total risked-based capital ratio of 13.74%. Rockland had a Tier 1 risked-based capital ratio of 9.31% and a total risked-based capital ratio of 10.57% as of the same date.

     An additional capital requirement of a minimum 4.00% Tier 1 leverage capital is mandated by the regulatory agencies for most banking organizations and a 5.00% Tier 1 leverage capital ratio is required for a "well capitalized" institution. As of June 30, 1998, the Company and the Bank had Tier 1 leverage capital ratios of 8.84% and 6.59%, respectively.

     The Company's capital ratios increased significantly in the second quarter of 1997 due to the issuance of $28.8 million of Trust Preferred Securities.

     In June, the Company's Board of Directors declared a cash dividend of $.10 per share to shareholders of record as of June 26, 1998. This dividend was paid on July 10, 1998. On an annualized basis, the dividend payout ratio amounted to 40.0% of the trailing four quarters earnings.

     On June 9, 1998, the Company announced that its Board of Directors approved a plan to buy back up to five percent, or approximately 742,000 shares of its outstanding common stock. The Company has 14,858,821 shares outstanding as of June 30,1998. The Company placed no deadline on the purchase plan but expects to make open market and/or privately negotiated purchases from time to time based on stock price and market conditions.

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

     The Company expects to incur Year 2000 costs to replace existing personal computer hardware and software, which will be capitalized and amortized in accordance with the Company's existing accounting policy. In addition to capitalizing hardware and software, the Company will incur expenses in 1998 and 1999, estimated to be $500,000, which represents the out of pocket costs to address the Year 2000 problem.


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       FOR THE QUARTER ENDED JUNE 30, 1998


SUMMARY

     For the three months ended June 30, 1998, Independent Bank Corp. (the Company) recorded net income of $3.9 million compared with net income of $3.6 million for the same period last year. Diluted earnings per share were $.26 for the three months ended June 30, 1998 versus $.24 per share for the same period in the prior year. Basic earnings per share, before the dilutive effect of stock options, were $.27 in 1998 compared with $.25 for the same period in 1997. Per share earnings have been calculated in accordance with SFAS No. 128, "Earnings per Share." This improvement in net income was due to a $1.9 million, or 14.8% increase in net interest income. The provision for loan losses increased to $907,000 for the second quarter of 1998 compared with $530,000 for the same period last year. Non-interest income increased $503,000, or 15.2%, while non-interest expenses increased $1.0 million, or 10.2% over the second quarter of 1997.

     The annualized consolidated returns on average equity and average assets for the second quarter of 1998 were 16.25% and 1.14%, respectively. This compares to annualized consolidated returns on average equity and average assets for the second quarter of 1997 of 17.12% and 1.24%, respectively.


NET INTEREST INCOME

     The discussion of net interest income, which follows, is presented on a fully tax-equivalent basis. Net interest income for the three months ended June 30, 1998, amounted to $14.8 million, an increase of $2.0 million, or 15.5%, from the comparable 1997 time frame. The Company's interest rate spread (the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities) decreased by 30 basis points, to 3.55%. The Company's net interest margin for the second quarter of 1998 was 4.47%, compared to 4.71% for the comparable 1997 time frame.

     The average balance of interest-earning assets for the second quarter of 1998 amounted to $1.3 billion an increase of $237.8 million, or 21.80%, over the comparable 1997 time frame. Income from interest-earning assets amounted to $26.6 million for the second quarter of 1998, an increase of $4.3 million, or 19.4%, from the second quarter of 1997. The increase in interest income was attributable to a $135.1 million, or 18.4% increase in the average balance of the loan portfolio, net of unearned discount, resulting from increases in the commercial real estate portfolio and indirect automobile lending. In addition, the securities portfolio increased by $91.6 million, or 26.2% which reflects the Company's strategy of leveraging its capital.

     The average balance of interest-bearing liabilities for the second quarter of 1998 was $181.1 million, or 20.7%, higher than the comparable 1997 time frame. Average interest bearing deposits increased by $5.3 million, or less than 1%, for the second quarter of 1998 over the same period last year, primarily in the savings and interest checking account category. For the three months ended June 30, 1998, average borrowings were $175.8 million, or 164.5%, higher than the second quarter of 1997. Interest expense on deposits decreased by $178,000 or 2.3%, while interest expense on borrowings increased by $2.5 million, or 167.7%.


NON-INTEREST INCOME

     Non-interest income for the three months ended June 30, 1998 was $3.8 million, compared to $3.3 million for the same period in 1997. Income from Trust and Financial Services increased by $255,000, or 30.8%, due to an increase in funds under management and a strong securities market. Mortgage banking income also increased by $292,000, or 39.0%, over the 1997 time frame due to a strong refinancing market.


NON-INTEREST EXPENSES

     Non-interest expenses totaled $10.9 million for the three months ended June 30, 1998, a $1.0 million increase from the comparable 1997 period. The increase in non-interest expense was due to a $547,000 increase in salaries and employee benefits, as well as a $518,000 increase in other non-interest expenses. Occupancy and equipment expenses decreased $53,000.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     Information required by this Item 3 is included in Item 2 of Part I of this Form 10-Q, entitled "Management's Discussion and Analysis."

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders  - None

Item 5.  Other Information

                      The financial information detailed below is included hereafter in this report:

                    Consolidated Statements of Changes in Stockholders' Equity -
                         Three months ended June 30, 1998 and the year ended December 31, 1997

                    Consolidated Average Balance Sheet and Average Rate Data - Six months and three months ended June 30, 1998 and 1997.

Item 6.  Exhibits and Reports on Form 8-K

                      (a) Exhibits

                             No.                                       Page
                             27 Financial Data Schedule                 E-1

                      (b) Reports on Form 8-K

                            The Company did not file any reports on Form 8-K
                during the quarter ended June 30, 1998.

---------------------------------------------------------------------------
                             INDEPENDENT BANK CORP.
                       CONSOLIDATED STATEMENTS OF CHANGES
                             IN STOCKHOLDERS' EQUITY
                           (Unaudited - in thousands)

                                                                                                        UNREALIZED
                                                                                                        GAIN (LOSS)
                                                       COMMON                       RETAINED            INVESTMENTS
                                                        STOCK      SURPLUS          EARNINGS             AVAILABLE     TOTAL
------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1997                                $146       $44,433          $36,666                ($135)     $81,110
------------------------------------------------------------------------------------------------------------------------------
Net Income                                                                           14,158                            14,158
Dividends Declared                                                                   (4,999)                           (4,999)
Proceeds From Exercise of Stock Options                    2           710                                                712
Tax Benefit of Stock Option Exercises                                    4                                                  4
Change in Unrealized Gain (Loss) on
Securities Available for Sale, Net of Tax                                                                  1,508        1,508
------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997                               148        45,147           45,825                1,373       92,493
------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1998                                 148        45,147           45,825                1,373       92,493
------------------------------------------------------------------------------------------------------------------------------
Net Income                                                                            7,653                             7,653
Dividends Declared                                                                   (2,983)                           (2,983)
Proceeds From Exercise of Stock Options                    1           360                                                361
Change in Unrealized Gain  on Securities
Available for Sale, Net of Tax                                                                              (330)        (330)
------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1998                                  $149       $45,507          $50,495               $1,043      $97,194
==============================================================================================================================

INDEPENDENT BANK CORP.
SUPPLEMENTAL FINANCIAL INFORMATION
CONSOLIDATED AVERAGE BALANCE SHEET AND AVERAGE RATE DATA
(Unaudited - in thousands)


                                                                               AVERAGE             INTEREST
                                                                             OUTSTANDING            EARNED/            AVERAGE
                                                                               BALANCE               PAID               YIELD
FOR THE SIX MONTHS ENDED JUNE 30,                                                1998                1998                1998
                                                                          ------------------- -------------------  -----------------
   Interest-Earning Assets
      Taxable Investment Securities                                           $422,041             $14,170              6.71%
      Non-taxable Investment Securities                                         23,650                 872              7.37%
      Loans, net of Unearned Discount                                          855,725              37,334              8.73%
      Federal Funds Sold and Assets
        Purchased Under Resale Agreements                                       12,307                 331              5.38%
                                                                            -----------            --------             ------
      Total Interest-Earning Assets                                         $1,313,723             $52,707              8.02%
                                                                            -----------            ========             ======
      Cash and Due From Banks                                                   40,548
      Other Assets                                                              18,682
                                                                            -----------
      Total Assets                                                          $1,372,953
                                                                            ===========

   Interest-Bearing Liabilities
      Savings and Interest Checking Accounts                                  $260,637              $2,643              2.03%
      Money Market & Super Interest Checking Accounts                          110,568               1,474              2.67%
      Other Time Deposits                                                      404,225              11,453              5.67%
      Federal Funds Purchased and Assets
         Sold Under Repurchase Agreements                                       48,558               1,375              5.66%
      Federal Home Loan Bank Borrowings                                        223,513               6,392              5.72%
      Treasury Tax and Loan Notes                                                2,735                  79              5.78%
                                                                            -----------            --------             ------
      Total Interest-Bearing Liabilities                                    $1,050,236             $23,416              4.46%
                                                                            ===========            ========             ======
      Demand Deposits                                                          185,453
      Corporation-Obligated Mandatorily Redeemable Trust Preferred
        Securities of Subsidiary Trust Holding Solely Junior
        Subordinated debentures of the Corporation                              28,750
      Other Liabilities                                                         12,600
                                                                            -----------
      Total Liabilities                                                      1,277,039
                                                                            -----------
      Stockholders' Equity                                                      95,914
                                                                            -----------
Total Liabilities and Stockholders' Equity                                  $1,372,953
                                                                            ===========

      Net Interest Income                                                                          $29,291
                                                                                                   ========

      Interest Rate Spread                                                                                              3.56%
                                                                                                                        ======
      Net Interest Margin                                                                                               4.46%
                                                                                                                        ======

      Interest income and yield are stated on a fully tax-equivalent basis.
      The total amount of adjustment is $357 in 1998.

INDEPENDENT BANK CORP.
SUPPLEMENTAL FINANCIAL INFORMATION
CONSOLIDATED AVERAGE BALANCE SHEET AND AVERAGE RATE DATA
(Unaudited - in thousands)


                                                                                  AVERAGE           INTEREST
                                                                                OUTSTANDING          EARNED/        AVERAGE
                                                                                  BALANCE             PAID           YIELD
FOR THE SIX MONTHS ENDED JUNE 30,                                                  1997               1997            1997
                                                                             ------------------   --------------  -------------
   Interest-Earning Assets
      Taxable Investment Securities                                               $333,164          $10,961          6.58%
      Non-taxable Investment Securities                                              6,524              224          6.87%
      Loans, net of Unearned Discount                                              719,665           31,671          8.80%
      Federal Funds Sold and Assets
        Purchased Under Resale Agreements                                            3,113               83          5.33%
                                                                                ----------          -------          -----
      Total Interest-Earning Assets                                              1,062,466          $42,939          8.08%
                                                                                ----------          -------          -----
      Cash and Due From Banks                                                       45,695
      Other Assets                                                                  18,185
                                                                                ----------
      Total Assets                                                               1,126,346
                                                                                ----------

   Interest-Bearing Liabilities
      Savings and Interest Checking Accounts                                      $253,245           $2,698          2.13%
      Money Market & Super Interest Checking Accounts                              108,508            1,519          2.80%
      Other Time Deposits                                                          392,303           11,094          5.66%
      Federal Funds Purchased and Assets
         Sold Under Repurchase Agreements                                           27,491              750          5.46%
      Federal Home Loan Bank Borrowings                                             74,464            2,074          5.57%
      Treasury Tax and Loan Notes                                                    4,114               89          4.33%
                                                                                ----------          -------          -----
      Total Interest-Bearing Liabilities                                           860,125          $18,224          4.24%
                                                                                ----------          -------          -----
      Demand Deposits                                                              162,613
      Corporation-Obligated Mandatorily Redeemable Trust Preferred
        Securities of Subsidiary Trust Holding Solely Junior
        Subordinated debentures of the Corporation                                   7,526
      Other Liabilities                                                             12,996
                                                                                ----------
Total Liabilities                                                               $1,043,260
                                                                                ----------
Stockholders' Equity                                                               $83,086
      Total Liabilities and Stockholders' Equity                                $1,126,346
                                                                                ==========

      Net Interest Income                                                                           $24,715
                                                                                                    =======

      Interest Rate Spread                                                                                           3.85%
                                                                                                                     ======
      Net Interest Margin                                                                                            4.65%
                                                                                                                     ======

      Interest income and yield are stated on a fully tax-equivalent basis. The total amount of adjustment is $162 in 1997.

INDEPENDENT BANK CORP.
SUPPLEMENTAL FINANCIAL INFORMATION
CONSOLIDATED AVERAGE BALANCE SHEET AND AVERAGE RATE DATA
(Unaudited - in thousands)


                                                                                    AVERAGE         INTEREST
                                                                                  OUTSTANDING        EARNED/         AVERAGE
                                                                                    BALANCE           PAID            YIELD
FOR THE THREE MONTHS ENDED JUNE 30,                                                  1998             1998             1998
                                                                               ------------------ --------------   -------------
   Interest-Earning Assets
      Taxable Investment Securities                                               $417,165           $6,941           6.66%
      Non-taxable Investment Securities                                             23,868              441           7.39%
      Loans, net of Unearned Discount                                              871,066           18,962           8.71%
      Federal Funds Sold and Assets
        Purchased Under Resale Agreements                                           15,191              208           5.48%
                                                                                ----------          =======           =====
      Total Interest-Earning Assets                                              1,327,290          $26,552           8.00%
                                                                                ----------          =======           =====
      Cash and Due From Banks                                                       42,246
      Other Assets                                                                  18,059
                                                                                ----------
      Total Assets                                                               1,387,595
                                                                                ==========

   Interest-Bearing Liabilities
      Savings and Interest Checking Accounts                                      $264,348           $1,308           1.98%
      Money Market & Super Interest Checking Accounts                              109,721              746           2.72%
      Other Time Deposits                                                          399,553            5,696           5.70%
      Federal Funds Purchased and Assets
         Sold Under Repurchase Agreements                                           58,485              811           5.55%
      Federal Home Loan Bank Borrowings                                            220,787            3,153           5.71%
      Treasury Tax and Loan Notes                                                    3,432               43           5.01%
                                                                                ----------          -------           -----
      Total Interest-Bearing Liabilities                                        $1,056,326          $11,757           4.45%
                                                                                ==========          =======           =====
      Demand Deposits                                                              192,986
      Corporation-Obligated Mandatorily Redeemable Trust Preferred Securities
        of Subsidiary Trust Holding Solely Junior Subordinated debentures of
        the Corporation                                                             28,750
      Other Liabilities                                                             12,363
                                                                                ----------
      Total Liabilities                                                          1,290,425
                                                                                ----------
      Stockholders' Equity                                                          97,170
                                                                                ----------
 Total Liabilities and Stockholders' Equity                                     $1,387,595
                                                                                ==========

      Net Interest Income                                                                           $14,795
                                                                                                    =======

      Interest Rate Spread                                                                                            3.55%
                                                                                                                      =====
      Net Interest Margin                                                                                             4.47%
                                                                                                                      =====

      Interest income and yield are stated on a fully tax-equivalent basis. The total amount of adjustment is $180 in 1998.

INDEPENDENT BANK CORP.
SUPPLEMENTAL FINANCIAL INFORMATION
CONSOLIDATED AVERAGE BALANCE SHEET AND AVERAGE RATE DATA
(Unaudited - in thousands)


                                                                             AVERAGE               INTEREST
                                                                           OUTSTANDING              EARNED/          AVERAGE
                                                                             BALANCE                 PAID             YIELD
FOR THE THREE MONTHS ENDED JUNE 30,                                            1997                  1997             1997
                                                                       ---------------------    ---------------   -------------
   Interest-Earning Assets
      Taxable Investment Securities                                          $342,378              $ 5,650           6.60%
      Non-taxable Investment Securities                                         7,019                  138           7.86%
      Loans, net of Unearned Discount                                         736,012               16,389           8.91%
      Federal Funds Sold and Assets
        Purchased Under Resale Agreements                                       4,112                   56           5.45%
                                                                           ----------              -------           -----
      Total Interest-Earning Assets                                         1,089,521              $22,233           8.16%
                                                                           ----------              =======           =====
      Cash and Due From Banks                                                  46,939
      Other Assets                                                             18,086
                                                                           ----------
      Total Assets                                                          1,154,546
                                                                           ==========

   Interest-Bearing Liabilities
      Savings and NOW Accounts                                               $254,016               $1,355           2.13%
      Money Market & Super NOW Accounts                                       112,300                  809           2.88%
      Other Time Deposits                                                     401,980                5,764           5.74%
      Federal Funds Purchased and Assets
         Sold Under Repurchase Agreements                                      23,231                  326           5.61%
      Federal Home Loan Bank Borrowings                                        78,984                1,117           5.66%
      Treasury Tax and Loan Notes                                               4,684                   54           4.61%
                                                                           ----------              -------           -----
      Total Interest-Bearing Liabilities                                      875,195               $9,425           4.31%
                                                                           ==========              =======           =====
      Demand Deposits                                                         167,577
      Corporation-Obligated Mandatorily Redeemable Trust Preferred
        Securities of Subsidiary Trust Holding Solely Junior
        Subordinated debentures of the Corporation                             15,972
      Other Liabilities                                                        12,044
                                                                           ----------
      Total Liabilities                                                    $1,070,788
                                                                           ----------
      Stockholders' Equity                                                    $83,758
                                                                           ----------
      Total Liabilities and Stockholders' Equity                           $1,154,546
                                                                           ==========

      Net Interest Income                                                                          $12,808
                                                                                                   =======

      Interest Rate Spread                                                                                           3.85%
                                                                                                                     =====
      Net Interest Margin                                                                                            4.71%
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


                             INDEPENDENT BANK CORP.
                                  (registrant)



Date: August 13, 1998              /s/ Douglas H. Philipsen
                                   ----------------------------------------
                                       Douglas H. Philipsen
                                       President, Chairman of the Board and
                                       Chief Executive Officer




Date: August 13, 1998              /s/ Richard J. Seaman
                                       ------------------------------------
                                       Richard J. Seaman
                                       Chief Financial Officer
                                       and Treasurer