Form 10-Q
period 1998-09-30
INDEPENDENT BANK CORP
filed 1998-11-13
CIK 776901

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998
                         Commission File Number: 1-9047

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

                       Yes   X             No


        As of October 1,1998 there were 14,863,821 shares of the registrant's common stock outstanding, par value $.01 per share.

                                      INDEX


PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

                 Consolidated Balance Sheets - September 30, 1998 and
                      December 31, 1997

                 Consolidated Statements of Income - Nine months and quarters ended September 30, 1998 and 1997

                 Consolidated Statements of Cash Flows - Nine months ended
                      September 30, 1998 and 1997

                 Notes to Consolidated Financial Statements - September 30, 1998

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

Item 3.          Defaults Upon Senior Securities

Item 4.          Submission of Matters to a Vote of Security Holders

Item 5.          Other Information

Item 6.          Exhibits and Reports on Form 8-K

                 Signatures

PART 1  FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------
INDEPENDENT BANK CORP.
CONSOLIDATED BALANCE SHEETS                                             SEPTEMBER 30,      DECEMBER  31,
(Unaudited - in thousands)                                                  1998               1997
-----------------------------------------------------------------------------------------------------
ASSETS
  Cash and Due From Banks                                                    $42,510          $42,544
  Federal Funds Sold                                                          14,490           22,472
  Securities Held To Maturity                                                308,743          308,112
  Securities Available For Sale                                              200,916          131,842
  Federal Home Loan Bank Stock                                                16,035           16,035
  Loans, Net of Unearned Discount                                            909,284          828,132
   Less: Reserve for Possible Loan Losses                                    (13,600)         (12,674)
-----------------------------------------------------------------------------------------------------
      Net Loans                                                              895,684          815,458
-----------------------------------------------------------------------------------------------------
  Bank Premises and Equipment                                                 15,143           12,776
  Other Real Estate Owned                                                         --                2
  Other Assets                                                                21,209           20,766
=====================================================================================================
TOTAL ASSETS                                                              $1,514,730       $1,370,007
=====================================================================================================
LIABILITIES
  Deposits
    Demand Deposits                                                         $199,493         $189,577
    Savings and Interest Checking Accounts                                   267,703          257,980
    Money Market and Super Interest Checking Accounts                        101,212          119,316
    Time Certificates of Deposit over $100,000                                71,646           69,424
    Other Time Deposits                                                      346,278          351,851
-----------------------------------------------------------------------------------------------------
      Total Deposits                                                         986,332          988,148
-----------------------------------------------------------------------------------------------------
  Federal Funds Purchased and Assets
     Sold Under Repurchase Agreements                                         80,811           38,327
  Federal Home Loan Bank Borrowings                                          301,224          206,724
  Treasury Tax and Loan Notes                                                  5,123            3,217
  Other Liabilities                                                           16,199           12,348
-----------------------------------------------------------------------------------------------------
      Total Liabilities                                                    1,389,689        1,248,764
-----------------------------------------------------------------------------------------------------
Company-Obligated Mandatorily Redeemable Trust Preferred Securities of
Subsidiary Trust Holding Solely Junior Subordinated debentures of the         28,750           28,750
Company
-----------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
  Common Stock, $.01 par value, Authorized: 30,000,000 Shares
     Outstanding: 14,863,821 Shares at September 30, 1998
     and 14,801,904 at  December 31, 1997                                        149              148
  Treasury Stock at cost-250,688 shares                                       (3,921)              --
  Surplus                                                                     45,343           45,147
  Retained Earnings                                                           53,104           45,825
  Accumulated Other Comprehensive Income                                       1,616            1,373
-----------------------------------------------------------------------------------------------------
      Total Stockholders' Equity                                              96,291           92,493
-----------------------------------------------------------------------------------------------------
TOTAL LIABILITIES, MINORITY INTEREST IN SUBSIDIARIES
 AND  STOCKHOLDERS' EQUITY                                                $1,514,730       $1,370,007
=====================================================================================================

                             INDEPENDENT BANK CORP.
                        CONSOLIDATED STATEMENT OF INCOME
           (Unaudited - in thousands, except share and per share data)

                                                         NINE MONTHS ENDED                    THREE MONTHS ENDED
                                                 SEPTEMBER 30,      SEPTEMBER 30,       SEPTEMBER 30,       SEPTEMBER 30,
                                                     1998              1997                 1998               1997
----------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
   Interest on Loans                                 $56,628          $48,753             $19,375             $17,177
   Interest and Dividends on Securities               23,113           18,816               8,347               7,698
   Interest on Federal Funds Sold                        621              132                 290                  49
----------------------------------------------------------------------------------------------------------------------
      Total Interest Income                           80,362           67,701              28,012              24,924
----------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
   Interest on Deposits                               23,617           23,471               8,047               8,160
   Interest on Borrowed Funds                         12,863            6,057               5,017               3,144
----------------------------------------------------------------------------------------------------------------------
      Total Interest Expense                          36,480           29,528              13,064              11,304
----------------------------------------------------------------------------------------------------------------------
   Net Interest Income                                43,882           38,173              14,948              13,620
----------------------------------------------------------------------------------------------------------------------
PROVISION FOR POSSIBLE LOAN  LOSSES                    2,721            1,560                 907                 530
----------------------------------------------------------------------------------------------------------------------
   Net Interest Income After Provision
      For Possible Loan Losses                        41,161           36,613              14,041              13,090
----------------------------------------------------------------------------------------------------------------------
NON-INTEREST INCOME
   Service Charges on Deposit Accounts                 3,999            4,255               1,335               1,401
   Trust and Investment Services Income                2,824            2,284                 849                 726
   Mortgage Banking Income                             2,695            2,083                 908                 667
   Other Non-Interest Income                           1,310              952                 527                 309
----------------------------------------------------------------------------------------------------------------------
      Total Non-Interest Income                       10,828            9,574               3,619               3,103
----------------------------------------------------------------------------------------------------------------------
NON-INTEREST EXPENSES
   Salaries and Employee Benefits                     16,675           15,129               5,688               5,218
   Occupancy Expenses                                  2,802            2,692                 930                 850
   Equipment Expenses                                  2,180            2,080                 737                 646
   Other Non-Interest Expenses                        10,798            9,718               3,615               3,210
----------------------------------------------------------------------------------------------------------------------
      Total Non-Interest Expenses                     32,455           29,619              10,970               9,924
----------------------------------------------------------------------------------------------------------------------
   Minority Interest Expense                           2,001              978                 667                 667
INCOME BEFORE INCOME TAXES                            17,533           15,590               6,023               5,602
PROVISION FOR INCOME TAXES                             5,785            5,316               1,928               1,910
----------------------------------------------------------------------------------------------------------------------
NET INCOME                                           $11,748          $10,274              $4,095              $3,692
======================================================================================================================
BASIC EARNINGS PER SHARE                               $0.79            $0.70               $0.28               $0.25
======================================================================================================================
DILUTED EARNINGS PER SHARE                             $0.78            $0.69               $0.27               $0.25
======================================================================================================================
Weighted average common shares (Basic)            14,812,566       14,629,145          14,774,324          14,646,537
Common stock equivalents                             225,785          292,533             209,022             323,365
----------------------------------------------------------------------------------------------------------------------
Weighted average common shares (Diluted)          15,038,351       14,921,678          14,983,346          14,969,902
======================================================================================================================

INDEPENDENT BANK CORP.                                                                 NINE MONTHS ENDED
CONSOLIDATED STATEMENTS OF CASH FLOWS                                                    SEPTEMBER 30,
 (Unaudited - in thousands)                                                            1998        1997
---------------------------------------------------------------------------------------------------------
  CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                                        $11,748      $10,274
   ADJUSTMENTS TO RECONCILE NET INCOME TO
   NET CASH PROVIDED FROM OPERATING ACTIVITIES
     Depreciation and amortization                                                     3,090        2,860
     Provision for loan losses                                                         2,721        1,560
     Loans originated for resale                                                     (57,522)     (33,539)
     Proceeds from mortgage loan sales                                                57,388       33,497
     Loss on sale of mortgages                                                           134           42
     Gain recorded from mortgage servicing rights                                       (546)        (316)
     Other Real Estate Owned recoveries                                                 (157)        (110)
     Changes in assets and liabilities::
        Decrease (increase) in other assets                                              103       (1,143)
        Increase in other liabilities                                                  3,728        6,656
---------------------------------------------------------------------------------------------------------
 TOTAL ADJUSTMENTS                                                                     8,939        9,507
---------------------------------------------------------------------------------------------------------
 NET CASH PROVIDED FROM OPERATING ACTIVITIES                                          20,688       19,781
---------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from maturities of Securities Held to Maturity                          85,098       59,318
     Proceeds from maturities of Securities Available for Sale                        54,158       11,577
     Purchase of Held to Maturity Securities                                         (86,339)     (99,009)
     Purchase of Available for Sale Securities                                      (123,387)    (123,937)
     Purchase of FHLB Stock                                                               --       (7,329)
     Net increase in Loans                                                           (82,947)     (97,724)
     Proceeds from sale of OREO                                                          159          404
     Investment in Bank Premises and Equipment                                        (4,326)      (2,903)
---------------------------------------------------------------------------------------------------------
 NET CASH USED IN INVESTING ACTIVITIES                                              (157,584)    (259,603)
---------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase (decrease) in Deposits                                              (1,816)      36,537
     Net increase in Federal Funds Purchased
     and Assets Sold Under Repurchase Agreements                                      42,484       79,146
     Net increase in FHLB Borrowings                                                  94,500       93,500
     Net increase in TT&L Notes                                                        1,906        2,663
     Issuance of company-obligated mandatorily
     Redeemable trust preferred securities of subsidiary trust
     holding solely junior subordinated debentures of the company                         --       28,750
     Dividends Paid                                                                   (4,469)      (3,371)
     Proceeds from stock issuance                                                        511          205
     Payments for treasury stock purchase                                             (4,235)          --
---------------------------------------------------------------------------------------------------------
     NET CASH PROVIDED FROM FINANCING ACTIVITIES                                     128,881      237,430
---------------------------------------------------------------------------------------------------------
     NET DECREASE IN CASH AND CASH EQUIVALENTS                                        (8,016)      (2,392)
     CASH AND CASH EQUIVALENTS AT THE BEGINNING
     OF THE YEAR                                                                      65,016       53,486

---------------------------------------------------------------------------------------------------------
     CASH AND CASH EQUIVALENTS AS OF SEPTEMBER 30,                                   $57,000      $51,094
---------------------------------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included. Operating results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998 or any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in Independent Bank Corp.'s (the "Company") annual report on Form 10-K for the year ended December 31, 1997.


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

EARNINGS PER SHARE

        In 1997, the Company adopted the provisions of Statement of Financial Accounting Standards Board (SFAS) No. 128, "Earnings per share." This statement was issued by the Financial Accounting Standards Board (FASB) in March 1997 and establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. This statement replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerators and denominators of the basic and diluted EPS computations. The company's common stock equivalents consist of dilutive outstanding stock options computed under the treasury stock method. This statement also requires a restatement of all prior period EPS data presented.



                                                             (In Thousands, except per share data)
                                                   NET INCOME          WEIGHTED AVERAGE               NET INCOME
                                                                            SHARES                    PER SHARE
----------------------------------------------------------------------------------------------------------------------------
For the nine months ended September 30,           1998          1997        1998        1997          1998         1997
----------------------------------------------------------------------------------------------------------------------------
Basic EPS                                       $11,748      $10,274     14,812        14,629         $0.79        $0.70
Effect of dilutive securities                                               226           293          0.01         0.01
Diluted EPS                                     $11,748      $10,274     15,038        14,922         $0.78        $0.69
----------------------------------------------------------------------------------------------------------------------------


                                                             (In Thousands, except per share data)
                                                   NET INCOME          WEIGHTED AVERAGE               NET INCOME
                                                                            SHARES                    PER SHARE
-------------------------------------------------------------------------------------------------------------------------
For the three months ended September 30,          1998       1997      1998       1997                1998      1997
-------------------------------------------------------------------------------------------------------------------------
Basic EPS                                        $4,095     $3,692    14,774     14,647               $0.28     $0.25
Effect of dilutive securities                                            209        323                0.01      0.00
Diluted EPS                                      $4,095     $3,692    14,983     14,970               $0.27     $0.25
-------------------------------------------------------------------------------------------------------------------------


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

                                                             For the Nine Months Ended      For the Three Months Ended
                                                                    September 30,                   September 30,
                                                                1998          1997               1998            1997
                                                        ---------------------------------------------------------------------

Net Income                                                    $11,748        $10,274            $4,095          $3,692
Other Comprehensive Income, net of tax:
      Unrealized gain/(loss) on Securities
          Available for Sale                                      257          1,246                585            704
      Reclassification adjustment for
          (gains)/losses included in net income                   (14)             7               (12)             --
                                                        ---------------------------------------------------------------------
Other Comprehensive Income                                        243          1,253               573            704
                                                        ---------------------------------------------------------------------
Comprehensive Income                                          $11,991        $11,527            $4,668          $4,396
                                                        =====================================================================

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



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998

The following discussion should be read in conjunction with the financial statements, notes and tables included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997. The discussion contains certain forward-looking statements regarding the future performance of the Company. All forward-looking information is inherently uncertain and actual results may differ materially from the assumptions, estimates or expectations reflected or contained in the forward-looking information. Please refer to `Cautionary Statement Regarding Forward-looking Information" of this Form 10-Q for a further discussion.


SUMMARY

        For the nine months ended September 30, 1998, Independent Bank Corp. (the Company) recorded net income of $11.7 million compared with net income of $10.3 million for the same period last year. Diluted earnings per share were $.78 for the nine months ended September 30, 1998 compared to $.69 per share for the prior year. Basic earnings per share, before the dilutive effect of stock options, were $.79 in 1998 compared to $.70 for the same period in 1997. Per share earnings have been calculated in accordance with SFAS No. 128, "Earnings per Share." This improvement in net income was due to a $5.7 million, or 15.0% increase in net interest income. The provision for loan losses increased to $2.7 million for the first nine months of 1998 compared with $1.6 million for the same period last year. Non-interest income increased $1.3 million or 13.1%, while non-interest expenses increased $2.8 million, or 9.6% over the first nine months of 1997.

        The annualized consolidated returns on average equity and average assets for the first nine months of 1998 were 16.20% and 1.11%, respectively. This compares to annualized consolidated returns on average equity and average assets for the first nine months of 1997 of 16.21% and 1.16%, respectively.

        As of September 30, 1998, total assets amounted to $1.5 billion, an increase of $144.7 million over the 1997 year end balance. Investments increased $69.7 million, or 15.8% from $440.0 million at year-end 1997, primarily due to an investment leverage strategy that the Company has implemented during the second and third quarters of 1998. Loans, net of unearned discount, increased $81.2 million, or 9.8%, since year-end 1997 with strong growth in the commercial real estate portfolio and the installment loan portfolio. Deposit balances have decreased by $1.8 million, or 18 basis points. Borrowings increased by $138.9 million, or 55.9%, since year-end 1997.

        In the second quarter of 1997, Independent Capital Trust I (a subsidiary of the Company) was formed for the purpose of issuing Trust Preferred Securities. A total of $28.8 million of 9.28% Trust Preferred Securities were issued on May 19, 1997. Net income for the nine months ended September 30, 1998, reflects pre-tax minority interest expense of $2.0 million, while the period ended September 30,1997 reflected $978,000.

        Nonperforming assets totaled $5.6 million as of September 30, 1998 compared to $5.9 million at December 31, 1997. Nonperforming assets represented 37 and 43 basis points of total assets as of September 30, 1998 and December 31,1997, respectively.

NET INTEREST INCOME

        The discussion of net interest income, which follows, is presented on a fully tax-equivalent basis. Net interest income for the nine months ended September 30, 1998, amounted to $44.5 million, an increase of $6.0 million, or 15.6%, from the comparable 1997 time frame. This is due to strong loan growth as well as an expanding securities portfolio, financed by borrowings, to take advantage of a strong capital position. While these funding and investment actions increased net interest income, the net interest margin ( net interest income as a percent of average interest earning assets) reflects the lower net interest spread on such transactions. The Company's net interest margin for the first nine months of 1998 was 4.39%, compared to 4.58% for the comparable 1997 time frame. The Company's interest rate spread (the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities) decreased by 24 basis points to 3.50%.

        The average balance of interest-earning assets for the first nine months of 1998 amounted to $1.35 billion, an increase of $230 million, or 20.5%, from the comparable 1997 time frame. Income from interest-earning assets amounted to $81.0 million for the nine months ended September 30, 1998, an increase of $13.0 million, or 19.1%, from the first nine months of 1997. The increase in interest income was the result of a $131.2 million, or 17.8% increase in the average balance of the loan portfolio, net of unearned discount, resulting from increases in the commercial real estate portfolio and indirect automobile lending, as well as a $87.2 million, or 23.0%, increase in the securities portfolio.

        Interest income is impacted by changes in market rates of interest due to variable and floating rate loans in the Company's portfolio. At September 30, 1998, loans having interest rates which adjust in accordance with changes in the Company's base lending rate or other market indices amounted to approximately $234.2 million, or 25.7% of loans, net of unearned discount.

        Interest income is also impacted by the amount of non-performing loans. The amount of interest due, but not recognized, on non-performing loans amounted to approximately $354,000 for the nine months ended September 30, 1998 compared to $263,000 for the nine months ended September 30, 1997.

        The average balance of interest-bearing liabilities for the first nine months of 1998 was $180.5 million, or 20.0%, higher than the comparable 1997 time frame. Average interest bearing deposits increased by $19.9 million, or 2.6%, for the first nine months of 1998 over the same period last year, with increases evenly split between savings and interest checking accounts and consumer certificates of deposit. For the nine months ended September 30, 1998, average borrowings were $160.6 million, or 113.8%, higher than the first nine months of 1997, primarily in FHLB borrowings which increased by $144.4 million. Interest expense on deposits increased by $146,000 to $23.6 million in the first nine months of 1998 and interest expense on borrowings increased by $6.8 million, or 112.4%, to $12.9 million as compared to the same period last year.

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

        For the nine months ended September 30, 1998, management increased the provision for possible loan losses, consistent with the level of loan growth experienced, to $2.7 million as compared to $1.6 million for the same period last year. For the first nine months of 1998, loans charged-off, net of recoveries of loans previously charged-off, amounted to $1.8 million as compared to $1.2 million for the comparable 1997 time frame.

        As of September 30, 1998, the ratio of the reserve for possible loan losses to loans, net of unearned discount, was 1.50%, as compared to the 1997 year-end level of 1.60%. The ratio of the reserve for possible loan losses to non-performing loans was 242.94% at September 30, 1998, an increase over the 215.14% coverage recorded at year-end 1997.

NON-INTEREST INCOME

        Non-interest income for the nine months ended September 30, 1998 was $10.8 million, compared to $9.6 million for the same period in 1997. Income from Trust and Financial Services increased by $540,000, or 23.6%, due to an increase in funds under management. Mortgage banking income increased by $612,000, or 29.4%, over the 1997 time frame due to a strong refinancing market. These increases were slightly offset by a decrease in service charge income of $256,600, or 6.0%, primarily in lower overdraft revenue.

NON-INTEREST EXPENSES

        Non-interest expenses totaled $32.5 million for the nine months ended September 30, 1998, a $2.8 million, or 9.6% increase from the comparable 1997 period. Salaries and employee benefits increased $1.5 million, or 10.2%. As previously reported, in connection with a change in the Bank's pension plan which was effective January 1, 1997, the Company recognized $394,000 of previously accrued pension liability as a credit to salaries and benefits during the first quarter of 1997. Excluding this item, non-interest expenses increased by $2.4 million, or 8.1% and salaries and employee benefits increased $1.1 million, or 7.4% from the same period in 1997.

        Occupancy and equipment expenses for the first nine months of 1998 increased $210,000, or 4.4%, from the comparable 1997 period. This increase is due to a combination of the cost of facility upgrades and bankwide technology improvements. Other non-interest expenses for the first nine months of 1998 increased $1.1 million to $10.8 million from $9.7 million in the first nine months of 1997. This increase was primarily due to a combination of increased collection expenses associated with the Bank's indirect automobile lending, increased facilities management expense, as well as a second quarter 1997 recovery of a fraudulent check loss.


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

        The Trust Preferred Securities are presented in the consolidated balance sheets of the Company entitled "Corporation-Obligated Mandatorily Redeemable Trust Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures of the Company". The Company records distributions payable on the Trust Preferred Securities as minority interest expense in its consolidated statements of income. The minority interest expense for the nine months ended September 30, 1998 was $2.0 million as compared to the $978,000 recorded as of September 30, 1997.

INCOME TAXES

        The Company records income tax expense pursuant to Statement of Financial Accounting Standards No. 109, "Accounting For Income Taxes". The Company evaluates the deferred tax asset and the valuation reserve on a quarterly basis. The Company's effective tax rates for the nine months ended September 30, 1998 and 1997 were 33.0% and 34.1% respectively. The lower rate in 1998 reflects tax planning strategies enacted by the Company in 1997 and continued in 1998.

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

        Beginning in 1992, Rockland entered into interest rate swap agreements as a hedge against stable or declining interest rates. As of September 30, 1998, the Bank had one interest rate swap agreement with a notional value of $20 million. This swap as arranged through an international banking institution and has an initial maturity of three years. The Bank receives fixed rate payments and pays a variable rate of interest tied to 3-month LIBOR.

INTEREST RATE RISK

        Interest rate risk is the sensitivity of income to variations in interest rates over both short-term and long-term horizons. The primary goal of interest-rate risk management is to control this risk within limits approved by the Board. These limits reflect the Company's tolerance for interest-rate risk by identifying exposures, quantifying and hedging them as needed. The Company quantifies its interest-rate exposures using net interest income simulation models, as well as simpler gap analyses. The Company manages its interest-rate exposure using a combination of on and off balance sheet instruments, primarily fixed rate portfolio securities and interest rate swaps.

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

                      Rate Change                 Estimated Exposure as %
                      (Basis Points)               of Net Interest Income
--------------------------------------------------------------------------------
                          +200                            (1.54%)
                          -200                             0.67%


LIQUIDITY AND CAPITAL

        Liquidity, as it pertains to the Company, is the ability to generate cash in the most economical way, in order to meet ongoing obligations to pay deposit withdrawals and to fund loan commitments. The Company's primary sources of funds are deposits, borrowings, and the amortization, prepayment, and maturities of loans and investments.

        A strong source of liquidity is the Company's core deposits, those deposits which management considers, based on experience, are not likely to be withdrawn in the near term. The Company utilizes its extensive branch banking network to attract retail customers who provide a stable source of core deposits. The Company has established five repurchase agreements with major brokerage firms as potential sources of liquidity. On September 30, 1998, the Company had $34.2 million outstanding under such lines classified on the Balance Sheet as "Federal Funds Purchased and Assets Sold Under Repurchase Agreements". As an additional source of funds, the Bank has entered into repurchase agreements with customers totaling $46.6 million at September 30, 1998. In addition, as a member of the Federal Home Loan Bank, Rockland has access to approximately $400 million of borrowing capacity. At September 30, 1998, the Company had $301.2 million outstanding under such lines. The Company actively manages its liquidity position under the direction of the Bank's Asset/Liability Management Committee. Periodic review under formal policies and procedures is intended to ensure that the Company will maintain access to adequate levels of available funds. At September 30, 1998, the Company's liquidity position was well above policy guidelines.

CAPITAL RESOURCES AND DIVIDENDS

        The Company and Rockland are subject to capital requirements established by the Federal Reserve Board and the FDIC, respectively. One key measure of capital adequacy is the risk-based ratio for which the regulatory agencies have established minimum requirements of 4.00% and 8.00% for Tier 1 risk-based capital and total risk-based capital, respectively. As of September 30, 1998, the Company had a Tier 1 risked-based capital ratio of 11.97% and a total risked-based capital ratio of 13.23%. Rockland had a Tier 1 risked-based capital ratio of 9.18% and a total risked-based capital ratio of 10.43% as of the same date.

        An additional capital requirement of a minimum 4.00% Tier 1 leverage capital is mandated by the regulatory agencies for most banking organizations and a 5.00% Tier 1 leverage capital ratio is required for a "well capitalized" institution. As of September 30, 1998, the Company and the Bank had Tier 1 leverage capital ratios of 8.13% and 6.32%, respectively.

        The Company's capital ratios increased significantly in the second quarter of 1997 due to the issuance of $28.8 million of Trust Preferred Securities.

        In September, the Company's Board of Directors declared a cash dividend of $.10 per share to shareholders of record as of September 25, 1998. This dividend was paid on October 9, 1998. On an annualized basis, the dividend payout ratio amounted to 39.0% of the trailing four quarters earnings.

        On July 9, 1998, the Company announced that its Board of Directors approved a plan to buy back up to five percent, or approximately 743,000 shares of its outstanding common stock. The Company has 14,863,821 shares of common stock outstanding as of September 30, 1998. The Company placed no deadline on the purchase plan but expects to make open market and/or privately negotiated purchases, from time to time based on stock price and market conditions. As of September 30, 1998, the company had re-purchased 271,500 shares.

Year 2000 Readiness Disclosure
------------------------------

The Company's state of  readiness
---------------------------------

The Company has developed plans to address the possible exposure related to the impact of the Year 2000 on its computer systems and key service providers. These plans were approved by Senior Management and the Board of Directors. The following five phases were identified as critical to the success of the Company's Year 2000 plan:

Phase                    Description                              Progress/Anticipated Completion
-----                    -----------                              -------------------------------

Awareness                Process that identifies the Year         Complete.
---------                2000 problem, establishes a
                         project team and develops a
                         plan to rectify.

Assessment               Inventory of Information                 Complete.  Assessments need continual
----------               Technology (IT) and Non-IT               update based on changes to inventory i.e.
                         Systems and vendors. Assign              new vendor relationships, additional
                         priorities based upon level of           equipment purchases.
                         risk.  Establish continual
                         monitoring process.

Renovation               Code enhancements,                       See Note (1).  The Company has been
----------               hardware, software upgrades              advised by its key third party software
                                                                  vendors that software renovation is
                                                                  complete.  Management will perform
                                                                  comprehensive tests to ensure compliance

Validation               Process where upgraded                   The Company's testing program for
----------               hardware, software etc. is               mission critical systems began in
                         tested.                                  September 1998.  The Company's Testing
                                                                  Plan calls for this process to be substantially
                                                                  complete by March 1999.

Implementation           Systems should be certified as           This phase is planned to be completed in
--------------           Year 2000 complaint and put              1999.
                         into production.


Notes:
(1) The Company relies upon third party vendors to provide the Bank with various products and services that are fundamental to the delivery of products and services to customers. These third party vendors are responsible for the renovations and replacements necessary to achieve Year 2000 compliance for their products and services. The Company has established a process that will continually monitor and test these vendors' abilities to achieve Year 2000 compliance.

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

The costs to address the Company's Year 2000 issues
---------------------------------------------------

The Company expects to incur costs to replace existing personal computer hardware and software, which will be capitalized and amortized in accordance with the Company's existing accounting policy. The replacement of this hardware and software is, with few exceptions, a component of the Company's existing technology plan and not as a result of Year 2000 deficiencies. In addition to capitalizing hardware and software, the Company will incur expenses in 1998 and 1999, estimated to be $500,000, which represents the out of pocket costs to address the Year 2000 problem. These costs totaled $63,000 year to date September 30, 1998.

This cost estimate does not include the existing cost of the Data Processing Facilities Management Agreement with Alltel. A large part of the resources associated with this agreement are dedicated to the Year 2000 Project. Under other circumstances these resources could be employed in improving customer services and the introduction of new products. It is difficult to estimate this lost opportunity cost.

The risks of the Company's Year 2000 issues
-------------------------------------------

All financial institutions are heavily dependent on technology and the services of third party vendors in the delivery of products and services. An interruption in these services would severely hamper the Company's ability to provide products and services to its customers. For example, without telephone, power or mainframe computer access in 2000 the Company would have to resort to manual processing in order to serve customers. This type of scenario could not continue indefinitely without severe erosion in service levels and consequently earnings.

An additional type of risk that Banks face is customer risk. Specifically, large corporate borrowers face many of the Year 2000 issues that the Bank faces. To the extent that many of these issues are not resolved and the viability of the borrower organization is compromised, a credit risk issue could be created for the Bank. Management has initiated a process to monitor and manage the customer risk posed in this type of scenario.

Bank regulatory agencies have issued guidance as to the standards they will use when assessing Year 2000 readiness. The failure of a financial institution, such as the Company, to take appropriate steps to address deficiencies in its Year 2000 project management process may result in regulatory enforcement actions which could have material adverse effect on the institution, result in the imposition of civil money penalties, or result in the delay (or receipt of an unfavorable or critical evaluation of the management of a financial institution in connection with regulatory review) of applications seeking to acquire other entities or otherwise expand the institution's activities.

The Company's Contingency Plans
-------------------------------

The Company is in the process of developing contingency plans in response to the Year 2000 challenge. The contingency plans will take into consideration the type of risks identified above and are expected to be completed by March 31, 1999.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    FOR THE QUARTER ENDING SEPTEMBER 30, 1998

SUMMARY

        For the three months ended September 30, 1998, Independent Bank Corp. (the Company) recorded net income of $4.1 million compared with net income of $3.7 million for the same period last year. Diluted earnings per share were $.27 for the three months ended September 30, 1998 versus $.25 per share for the same period in the prior year. Basic earnings per share, before the dilutive effect of stock options, were $.28 in 1998 compared with $.25 for the same period in 1997. Per share earnings have been calculated in accordance with SFAS No. 128, "Earnings per Share." This improvement in net income was due to a $1.3 million, or 9.8% increase in net interest income. The provision for loan losses increased to $907,000 for the third quarter of 1998 compared with $530,000 for the same period last year. Non-interest income increased $516,000, or 16.6%, while non-interest expenses increased $1.0 million, or 10.5% over the third quarter of 1997.

        The annualized consolidated returns on average equity and average assets for the third quarter of 1998 were 16.67% and 1.10%, respectively. This compares to annualized consolidated returns on average equity and average assets for the third quarter of 1997 of 16.91% and 1.14%, respectively.


NET INTEREST INCOME

        The discussion of net interest income, which follows, is presented on a fully tax-equivalent basis. Net interest income for the three months ended September 30, 1998, amounted to $15.2 million, an increase of $1.4 million, or 10.4%, from the comparable 1997 time frame. The Company's interest rate spread (the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities) decreased by 15 basis points, to 3.40%. The Company's net interest margin for the third quarter of 1998 was 4.27%, compared to 4.46% for the comparable 1997 time frame.

        The average balance of interest-earning assets for the third quarter of 1998 amounted to $1.42 billion an increase of $188.2 million, or 15.2%, over the comparable 1997 time frame. Income from interest-earning assets amounted to $28.3 million for the third quarter of 1998, an increase of $3.2 million, or 12.7%, from the third quarter of 1997. The increase in interest income was attributable to a $121.5 million, or 15.7% increase in the average balance of the loan portfolio, net of unearned discount, resulting from increases in the commercial real estate portfolio and indirect automobile lending. In addition, the securities portfolio increased by $49.5 million, or 10.8% which reflects the Company's strategy of leveraging its capital.

        The average balance of interest-bearing liabilities for the third quarter of 1998 was $161.2 million, or 16.3%, higher than the comparable 1997 time frame. Average interest bearing deposits increased by $17.0 million, or 2.2%, for the third quarter of 1998 over the same period last year, with the increases divided between savings and consumer time deposits. For the three months ended September 30, 1998, average borrowings were $144.2 million, or 68.3%, higher than the third quarter of 1997. Interest expense on deposits decreased by $113 thousand or 1.34%. Interest expense on borrowings increased by $1.6 million, or 50.0%. Interest expense on deposit accounts, remained virtually unchanged for the quarter ended September 30, 1998 and the quarter ended September 30, 1997. While balances increased, the Bank has decreased its cost for these deposits.


NON-INTEREST INCOME

        Non-interest income for the three months ended September 30, 1998 was $3.6 million, compared to $3.1 million for the same period in 1997. Income from Trust and Financial Services increased by $123,000, or 16.9%, due to an increase in funds under management. Mortgage banking income also increased by $241,000, or 36.1%, over the 1997 time frame due to a strong refinancing market.


NON-INTEREST EXPENSES

        Non-interest expenses totaled $11.0 million for the three months ended September 30, 1998, a $1.0 million increase from the comparable 1997 period. The increase in non-interest expense was due to a $470,000 or 9.0% increase in salaries and employee benefits, due to anticipated merit increases and additions to staff associated with business expansion, as well as a $405,000, or 12.6% increase in other non-interest expenses. Occupancy and equipment expenses increased $171,000 or 11.4%.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

        The preceding Management's Discussion and Analysis and Notes to Consolidated Financial Statements of this Form 10-Q contain certain forward-looking statements, including without limitation, statements regarding
(i) the level of reserve for possible loan losses, (ii) the rate of delinquencies and amounts of charge-offs, (iii) the rates of loan growth, and
(iv) the Company's ability to minimize any detrimental effects of the Year 2000 problem and associated expenses. Moreover, the Company may from time to time, in both written reports and oral statements by Company management, express its expectations regarding future performance of the Company. These forward-looking statements are inherently uncertain and actual results may differ from Company expectations. The following factors which, among others, could impact current and future performance include but are not limited to: (I) adverse changes in asset quality and resulting credit risk-related losses and expenses; (ii) adverse changes in the economy of the New England region, the Company's primary market, (iii) adverse changes in the local real estate market, as most of the Company's loans are concentrated in Southeastern Massachusetts and a substantial portion of these loans have real estate as collateral; (iv) fluctuations in market rates and prices which can negatively affect net interest margin asset valuations and expense expectations; and (v) changes in regulatory requirements of federal and state agencies applicable to banks and bank holding companies, such as the Company and Rockland, which could have materially adverse effect on the Company's future operating results. When relying on forward-looking statements to make decisions with respect to the Company, investors and others are cautioned to consider these and other risks and uncertainties.


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

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders  - None

Item 5.  Other Information

                 The financial information detailed below is included hereafter in this report:

                 Consolidated Statements of Changes in Stockholders' Equity
                      Three months ended September 30, 1998 and the year ended December 31, 1997

                 Consolidated Average Balance Sheet and Average Rate Data - Nine months and three months ended September 30, 1998 and 1997.

Item 6.  Exhibits and Reports on Form 8-K

                 (a) Exhibits

                        No.                              Page
                        ---                              ----
                        27 Financial Data Schedule       E-1

                 (b) Reports on Form 8-K

                         The Company did not file any reports on Form 8-K during
             the quarter ended September 30, 1998.

--------------------------------------------------------------------------------
                             INDEPENDENT BANK CORP.
                       CONSOLIDATED STATEMENTS OF CHANGES
                             IN STOCKHOLDERS' EQUITY
                           (Unaudited - in thousands)


                                                                                                          UNREALIZED
                                                                                                          GAIN (LOSS)
                                                    COMMON     TREASURY                     RETAINED      INVESTMENTS
                                                     STOCK      STOCK         SURPLUS       EARNINGS       AVAILABLE         TOTAL
-----------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1997                             $146                     $44,433        $36,666         ($135)        $81,110
-----------------------------------------------------------------------------------------------------------------------------------
Net Income                                                                                    14,158                        14,158
Dividends Declared                                                                            (4,999)                       (4,999)
Proceeds From Exercise of Stock Options                 2                         710                                          712
Tax Benefit of Stock Option Exercises                                               4                                            4
Change in Unrealized Gain (Loss) on Securities
Available for Sale, Net of Tax                                                                               1,508           1,508
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997                            148                      45,147         45,825         1,373          92,493
-----------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1998                              148                      45,147         45,825         1,373          92,493
-----------------------------------------------------------------------------------------------------------------------------------
Net Income                                                                                    11,748                        11,748
Dividends Declared                                                                            (4,469)                       (4,469)
Common Stock Re-purchased Net of Stock Issued                    (3,921)                                                    (3,921)
Due to Stock Options Exercised
Proceeds From Exercise of Stock Options                 1                         196                                          197
Change in Unrealized Gain  on Securities Available
for Sale, Net of Tax                                                                                           243             243

===================================================================================================================================
 Balance, September 30, 1998                         $149       ($3,921)      $45,343        $53,104        $1,616         $96,291
===================================================================================================================================

INDEPENDENT BANK CORP.
SUPPLEMENTAL FINANCIAL INFORMATION
CONSOLIDATED AVERAGE BALANCE SHEET AND AVERAGE RATE DATA
(Unaudited - in thousands)

                                                                        AVERAGE
                                                                      OUTSTANDING        INTEREST EARNED/         AVERAGE
                                                                        BALANCE                PAID                YIELD
FOR THE NINE MONTHS ENDED SEPTEMBER 30,                                   1998                 1998                 1998
                                                                    -----------------  --------------------  -------------------
   Interest-Earning Assets
      Taxable Investment Securities                                         $437,418               $22,028                6.71%
      Non-taxable Investment Securities                                       28,627                 1,599                7.45%
      Loans, net of Unearned Discount                                        869,512                56,742                8.70%
       Federal Funds Sold                                                     15,128                   621                5.47%
                                                                    -----------------  --------------------  -------------------
      Total Interest-Earning Assets                                       $1,350,685               $80,990                7.99%
                                                                    -----------------  ====================  ===================
      Cash and Due From Banks                                                 41,686
      Other Assets                                                            19,741
                                                                    -----------------
      Total Assets                                                        $1,412,112
                                                                    =================

   Interest-Bearing Liabilities
      Savings and Interest Checking Accounts                                $263,620                $3,975                2.01%
      Money Market & Super Interest Checking Accounts                        108,884                 2,175                2.66%
      Other Time Deposits                                                    409,443                17,467                5.69%
      Federal Funds Purchased and Assets
         Sold Under Repurchase Agreements                                     56,789                 2,375                5.58%
      Federal Home Loan Bank Borrowings                                      241,844                10,343                5.70%
      Treasury Tax and Loan Notes                                              2,984                   145                6.48%
                                                                    -----------------  --------------------  -------------------
      Total Interest-Bearing Liabilities                                  $1,083,564               $36,480                4.49%
                                                                    =================  ====================  ===================
      Demand Deposits                                                        190,665
      Corporation-Obligated Mandatorily Redeemable Trust Preferred
        Securities of Subsidiary Trust Holding Solely Junior                  28,750
        Subordinated debentures of the Corporation
      Other Liabilities                                                       12,431
                                                                    -----------------
      Total Liabilities                                                    1,315,410
                                                                    -----------------
      Stockholders' Equity                                                    96,702
                                                                    -----------------
Total Liabilities and Stockholders' Equity                                $1,412,112
                                                                    =================

      Net Interest Income                                                                          $44,510
                                                                                       ====================

      Interest Rate Spread                                                                                                3.50%
                                                                                                             ===================
      Net Interest Margin                                                                                                 4.39%
                                                                                                             ===================

      Interest income and yield are stated on a fully tax-equivalent basis. The total amount of adjustment is $628 in 1998.

INDEPENDENT BANK CORP.
SUPPLEMENTAL FINANCIAL INFORMATION
CONSOLIDATED AVERAGE BALANCE SHEET AND AVERAGE RATE DATA
(Unaudited - in thousands)

                                                                      AVERAGE         INTEREST
                                                                    OUTSTANDING        EARNED/         AVERAGE
                                                                      BALANCE           PAID            YIELD
FOR THE NINE MONTHS ENDED SEPTEMBER 30,                                 1997            1997             1997
                                                                  ---------------   ---------------   -------
   Interest-Earning Assets
      Taxable Investment Securities                                  $367,768           $18,400         6.67%
      Non-taxable Investment Securities                                11,110               600         7.20%
      Loans, net of Unearned Discount                                 738,293            48,895         8.83%
      Federal Funds Sold and Assets
        Purchased Under Resale Agreements                               3,267               132         5.39%
                                                                  -----------       -----------       -------
      Total Interest-Earning Assets                                 1,120,438           $68,027         8.10%
                                                                  -----------       -----------       -------
      Cash and Due From Banks                                          43,724
      Other Assets                                                     18,908
                                                                  -----------
      Total Assets                                                  1,183,070
                                                                  -----------

   Interest-Bearing Liabilities
      Savings and Interest Checking Accounts                         $254,419            $4,079         2.14%
      Money Market & Super Interest Checking Accounts                 108,450             2,279         2.80%
      Other Time Deposits                                             399,158            17,113         5.72%
      Federal Funds Purchased and Assets
         Sold Under Repurchase Agreements                              39,890             1,695         5.67%
      Federal Home Loan Bank Borrowings                                97,473             4,221         5.77%
      Treasury Tax and Loan Notes                                       3,704               141         5.08%
                                                                  -----------      ------------       ------
      Total Interest-Bearing Liabilities                             $903,094           $29,528         4.36%
                                                                  -----------      ------------       ------
      Demand Deposits                                                 167,062
      Corporation-Obligated Mandatorily Redeemable Trust
        Preferred Securities of Subsidiary Trust Holding
        Solely Junior Subordinated debentures of the Corporation        7,526
      Other Liabilities                                                20,891
                                                                  -----------
Total Liabilities                                                   1,098,573
                                                                  -----------
Stockholders' Equity                                                   84,497
      Total Liabilities and Stockholders' Equity                   $1,183,070
                                                                  ===========

      Net Interest Income                                                               $38,499
                                                                                   ============

      Interest Rate Spread                                                                              3.74%
                                                                                                     =======
      Net Interest Margin                                                                               4.58%
                                                                                                     =======

      Interest income and yield are stated on a fully tax-equivalent basis. The total amount of adjustment is $326 in 1997.

INDEPENDENT BANK CORP.
SUPPLEMENTAL FINANCIAL INFORMATION
CONSOLIDATED AVERAGE BALANCE SHEET AND AVERAGE RATE DATA
(Unaudited - in thousands)

                                                                                AVERAGE         INTEREST
                                                                              OUTSTANDING         EARNED/        AVERAGE
                                                                                BALANCE            PAID           YIELD
FOR THE THREE MONTHS ENDED SEPTEMBER 30,                                         1998              1998            1998
                                                                         ------------------- ---------------  ---------------
   Interest-Earning Assets
      Taxable Investment Securities                                                 $468,172         $7,858            6.71%
      Non-taxable Investment Securities                                               38,581            727            7.54%
      Loans, net of Unearned Discount                                                897,086         19,408            8.65%
      Federal Funds Sold                                                              20,770            290            5.58%
                                                                         ------------------- ---------------  ---------------
      Total Interest-Earning Assets                                                1,424,609        $28,283            7.94%
                                                                         ------------------- ===============  ===============
      Cash and Due From Banks                                                         43,962
      Other Assets                                                                    21,859
                                                                         -------------------
      Total Assets                                                                 1,490,430
                                                                         ===================

   Interest-Bearing Liabilities
      Savings and Interest Checking Accounts                                        $269,586         $1,332            1.98%
      Money Market & Super Interest Checking Accounts                                105,516            701            2.66%
      Other Time Deposits                                                            419,879          6,014            5.73%
      Federal Funds Purchased and Assets
         Sold Under Repurchase Agreements                                             73,251          1,000            5.46%
      Federal Home Loan Bank Borrowings                                              278,506          3,951            5.67%
      Treasury Tax and Loan Notes                                                      3,482             66            7.58%
                                                                         ------------------- ---------------  ---------------
      Total Interest-Bearing Liabilities                                          $1,150,220        $13,064            4.54%
                                                                         =================== ===============  ===============
      Demand Deposits                                                                201,089
      Corporation-Obligated Mandatorily Redeemable Trust
        Preferred Securities of Subsidiary Trust Holding Solely
        Junior Subordinated debentures of the Corporation                             28,750
      Other Liabilities                                                               12,093
                                                                         -------------------
      Total Liabilities                                                            1,392,152
                                                                         -------------------
      Stockholders' Equity                                                            98,278
                                                                         -------------------
 Total Liabilities and Stockholders' Equity                                       $1,490,430
                                                                         ===================

      Net Interest Income                                                                           $15,219
                                                                                             ===============

      Interest Rate Spread                                                                                             3.40%
                                                                                                              ===============
      Net Interest Margin                                                                                              4.27%
                                                                                                              ===============


      Interest income and yield are stated on a fully tax-equivalent basis. The total amount of adjustment is $271 in 1998.

INDEPENDENT BANK CORP.
SUPPLEMENTAL FINANCIAL INFORMATION
CONSOLIDATED AVERAGE BALANCE SHEET AND AVERAGE RATE DATA
(Unaudited - in thousands)

                                                                        AVERAGE             INTEREST
                                                                      OUTSTANDING            EARNED/          AVERAGE
                                                                        BALANCE               PAID             YIELD
FOR THE THREE MONTHS ENDED SEPTEMBER 30,                                  1997                1997             1997
                                                                      --------------    ----------------   --------------
   Interest-Earning Assets
      Taxable Investment Securities                                         $436,976              $7,439            6.81%
      Non-taxable Investment Securities                                       20,282                 376            7.42%
      Loans, net of Unearned Discount                                        775,549              17,224            8.88%
      Federal Funds Sold                                                       3,575                  49            5.48%
                                                                      --------------    ----------------   --------------
      Total Interest-Earning Assets                                        1,236,382             $25,088            8.12%
                                                                      --------------    ================   ==============
      Cash and Due From Banks                                                 39,782
      Other Assets                                                            20,354
                                                                      --------------
      Total Assets                                                        $1,296,518
                                                                      ==============

   Interest-Bearing Liabilities
      Savings and NOW Accounts                                              $256,767              $1,381            2.15%
      Money Market & Super NOW Accounts                                      108,334                                2.81%
                                                                                                     760
      Other Time Deposits                                                    412,868               6,019            5.83%
      Federal Funds Purchased and Assets
         Sold Under Repurchase Agreements                                     64,688                 945            5.84%
      Federal Home Loan Bank Borrowings                                      143,491               2,147            5.99%
      Treasury Tax and Loan Notes                                              2,884                  52            7.21%
                                                                      --------------    ----------------   --------------
      Total Interest-Bearing Liabilities                                    $989,032             $11,304            4.57%
                                                                      ==============    ================   ==============
      Demand Deposits                                                        175,960
      Corporation-Obligated Mandatorily Redeemable
        Trust Preferred Securities of Subsidiary Trust Holding Solely
        Junior Subordinated debentures of the Corporation                     28,750
      Other Liabilities                                                       15,457
                                                                      --------------
      Total Liabilities                                                    1,209,199
                                                                      --------------
      Stockholders' Equity                                                    87,319
                                                                      --------------
      Total Liabilities and Stockholders'
                                                                      --------------
         Equity                                                           $1,296,518
                                                                      ==============

      Net Interest Income                                                                        $13,784
                                                                                        ================

      Interest Rate Spread                                                                                          3.55%
                                                                                                           ==============
       Net Interest Margin                                                                                          4.46%
                                                                                                           ==============

      Interest income and yield are stated on a fully tax-equivalent basis. The total amount of adjustment is $164 in 1997.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             INDEPENDENT BANK CORP.
                                  (registrant)



Date:   November 13, 1998              /s/  Douglas H. Philipsen
                                       Douglas H. Philipsen
                                       President, Chairman of the Board and
                                       Chief Executive Officer




Date:   November 13, 1998              /s/  Richard J. Seaman
                                       Richard J. Seaman
                                       Chief Financial Officer
                                       and Treasurer