Form 10-K
period 1998-12-31
INDEPENDENT BANK CORP
filed 1999-04-01
CIK 776901

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549
                                    FORM 10-K

---
 X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
--- SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998
                                       or

---
    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
--- THE SECURITIES EXCHANGE ACT OF 1934

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

---               ---
 X  Yes               No
---               ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
           ---

As of February 28, 1999, the aggregate market value of the 12,100,781 shares of Common Stock of the Registrant issued and outstanding on such date, excluding 2,109,297 shares held by all directors and executive officers of the Registrant as group, was $182,268,014. This figure is based on the closing sale price of $15.0625 per share on February 28, 1999, as reported in The Wall Street Journal on March 1, 1999.

Number of shares of Common Stock outstanding as of February 28, 1999: 14,210,078

                       DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents incorporated by reference and the Part of Form 10-K into which the document is incorporated:

(1) Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1998 are incorporated into Part II, Items 5-8 of this Form 10-K.

(2) Portions of the Registrant's definitive proxy statement for its 1999 Annual Meeting of Stockholders are incorporated into Part III, Items 10-13 of this Form 10-K.

================================================================================

PART 1.

Item 1.  Business

     General. Independent Bank Corp. (the "Company") is a state chartered, federally registered bank holding company headquartered in Rockland, Massachusetts. The Company is the sole stockholder of Rockland Trust Company ("Rockland" or "the Bank"), a Massachusetts trust company chartered in 1907. The Company is a community oriented commercial bank. The community banking business consists of commercial banking, retail banking and trust services and is managed as a single strategic unit. The community banking business derives its revenues from a wide range of banking services, including lending activities, acceptance of demand, savings and time deposits, trust and investment management, and mortgage servicing income from investors. Rockland offers a full range of community banking services through its network of 33 banking offices, eight commercial lending centers, and two trust and financial services offices located in the Plymouth, Norfolk, and Bristol Counties of Southeastern Massachusetts. At December 31, 1998, the Company had total assets of $1,575.1 million, total deposits of $1,043.3 million, stockholders' equity of $95.8 million, and 519 full-time equivalent employees.

     Rockland has a deep rooted history as a community oriented commercial bank. As a result of its strong commitment to the local business community, the Bank has become one of the prominent financial institutions in Plymouth County which represents the majority of its market area. The Bank had approximately 22.36% of the total deposits within Plymouth County as of June 30, 1998, the most recent date for which such data is available, or approximately 178% of the market share of its nearest competitor. Due to the continuing consolidation within the financial services industry, Rockland is the only remaining locally based commercial bank in Plymouth County.

     In 1997, Independent Capital Trust I (the "Trust") was formed for the purpose of issuing trust preferred securities (the "Trust Preferred Securities"). A total of $28.75 million of 9.28% Trust Preferred Securities were issued by the Trust and are scheduled to mature in 2027, callable at the option of the company after May 19, 2002. For further information on the Trust Preferred Securities, see footnote 13 of the Company's 1998 Annual Report to Stockholders.

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

     For the year ended December 31, 1998, the Company recorded net income of $16.1 million, an increase of 14.0% over 1997 earnings of $14.2 million. The improved 1998 results reflect a 13.2% increase in net interest income, an 11.8% increase in non-interest income and an increase of 8.0% in non-interest expenses.

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

Lending Activities

     General. The Bank's gross loan portfolio amounted to $954.9 million on December 31, 1998, or 60.6% of total assets on that date. The Bank classifies loans as commercial, real estate, or consumer. Commercial loans consist primarily of loans to businesses for working capital and other business related purposes and floor plan financing. Real estate loans are comprised of commercial mortgages which are secured by nonresidential properties, residential mortgages which are secured primarily by owner-occupied residences, home equity loans, and mortgages for the construction of commercial and residential properties. Consumer loans consist of instalment obligations, the majority of which are automobile loans, and other consumer loans.

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

     In accordance with governing banking statutes, Rockland is permitted, with certain exceptions, to make loans and commitments to any one borrower, including related entities, in the aggregate amount of not more than 20% of the Bank's stockholders' equity, or $19.8 million at December 31, 1998. Notwithstanding the foregoing, the Bank has established a more restrictive limit of not more than 15% of stockholders' equity, or $14.8 million at December 31, 1998, which limit may be exceeded with the approval of the Board of Directors. There were no borrowers whose total indebtedness aggregated or exceeded $14.8 million as of December 31, 1998.

     The Bank's principal earning assets are its loans. Although the Bank judges its borrowers to be creditworthy, the risk of deterioration in borrowers' abilities to repay their loans in accordance with their existing loan agreements is inherent in any lending function. Participating as a lender in the credit markets requires a strict monitoring process to minimize credit risk. This process requires substantial analysis of the loan application, an evaluation of the customer's capacity to repay according to the loan's contractual terms, and an objective determination of the value of the collateral. The Bank also utilizes the services of an independent third-party consulting firm to provide loan review services, which consist of a variety of monitoring techniques performed after a loan becomes part of the Bank's portfolio.

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

                                                               December 31,
                     --------------------------------------------------------------------------------------------------
                            1998                 1997               1996                1995               1994
                     ------------------- ------------------- ------------------- ------------------ -------------------
                                   (Dollars in
                                   Thousands)
                     Amount    Percent   Amount     Percent  Amount     Percent  Amount    Percent  Amount     Percent
                     ------    -------   ------     -------  ------     -------  ------    -------  ------     -------
Commercial           $127,019    13.3%    $138,541    16.2%   $127,008    17.9%  $121,679    19.1%   $122,944    20.5%
Real estate:
   Commercial         261,332    27.4      238,930    27.9     205,256    29.0    187,608    29.4     169,693    28.4
   Residential        197,807    20.7      207,555    24.2     202,031    28.5    187,652    29.4     184,958    30.9
   Construction        44,710     4.7       34,227     4.0      31,633     4.5     27,863     4.4      28,892     4.8
Consumer:
   Instalment         315,419    33.0      227,700    26.6     132,589    18.7    102,088    16.0      80,441    13.4
   Other                8,656     0.9        9,849     1.1      10,140     1.4     11,076     1.7      11,882     2.0
                     --------   -----     --------   -----     -------   -----   --------   -----     -------   -----
Gross Loans           954,943   100.0%     856,802   100.0%    708,657   100.0%   637,966   100.0%    598,810   100.0%
                     --------   -----     --------   -----     -------   -----   --------   -----     -------   -----
Unearned Discount      13,831               28,670              13,251              9,825               8,121
Reserve for
  Possible
   Loan Losses
                       13,695               12,674              12,221             12,088              13,719
                     --------             --------            --------           --------            --------
Net Loans            $927,417             $815,458            $683,185           $616,053            $576,970
                     ========             ========            ========           ========            ========

     The Company's outstanding loans grew by 13.6% in 1998, following a 19.1% increase in 1997. This loan growth, in 1997, was primarily attributable to an increase in the consumer loan portfolio, with the remaining growth in the construction loan and commercial real estate portfolios.

     Commercial loans, primarily floorplan, decreased $11.5 million, or 8.3%, in 1998, following an increase of $11.5 million, or 9.1%, in 1997.

     Real estate loans comprised 52.8% of gross loans at December 31, 1998, as compared to 56.1% at December 31, 1997. Commercial real estate loans have reflected increases over the last two years of $22.4 million, or 9.4%, in 1998, and $33.7 million, or 16.4%, in 1997. These increases are indicative of the sound prospects for small and medium sized businesses in the Bank's market area. Residential real estate loans decreased $9.7 million, or 4.7%, in 1998, and increased $5.5 million, or 2.7% in 1997. The majority of residential mortgage loans originated were sold in the secondary market. During 1998, the Bank sold $87.9 million of the current production of residential mortgages as part of its overall asset/liability management. Real estate construction loans increased $10.5 million, or 30.6%, in 1998, following an increase of $2.6 million, or 8.2%, in 1997.

     Consumer instalment loans, net of unearned discount, increased $102.6 million, or 51.5%, and $79.7 million, or 66.8%, during 1998 and 1997, respectively. The increases over the past two years are attributed to a focused effort directed at expanding banking relationships with new and used automobile dealers within the market area. As a result, strong growth was reported in 1998 and 1997. As of December 31, 1998 and 1997, automobile loans represented 89.2% and 76.4%, respectively, of the Bank's consumer loan portfolio. Since the sale of the Bank's credit card portfolio during 1991 and 1992, other consumer loans have consisted primarily of cash reserve loans. Introduced in 1992, cash reserve loans are designed to afford the Bank's customers overdraft protection. The balances of these loans decreased $1.2 million, or 12.1%, in 1998 and $298,000 or 2.9% in 1997.

     The following table sets forth the scheduled contractual amortization of the Bank's loan portfolio at December 31, 1998. Loans having no schedule of repayments or no stated maturity are reported as due in one year or less. The following table also sets forth the rate structure of loans scheduled to mature after one year.

                                                     Real         Real
                                    Real Estate    Estate -      Estate -      Consumer -   Consumer -
                       Commercial    Commercial   Residential  Construction   Instalment      Other        Total
                      ------------ -------------- ------------ ------------ ------------ ------------ -------------
                                                             (Thousands)
Amounts due in:
One year or less          $91,186     $ 81,910      $88,862      $35,928     $ 71,788        $8,656     $378,330
After one year
  through five years       27,928      152,707       79,540        7,511      235,638           ---      503,324
Beyond five years           7,905       26,715       29,405        1,271        7,993           ---       73,289
                         --------     --------     --------      -------     --------        ------     --------
Total                    $127,019     $261,332     $197,807      $44,710     $315,419        $8,656     $954,943
                         ========     ========     ========      =======     ========        ======     ========

Interest rates on
  amounts due after
  one year:
Fixed Rate               $ 29,419     $166,152     $ 83,516      $ 8,735     $242,330           ---     $530,151
Adjustable Rate             6,257       12,378       24,981          ---          ---           ---       43,616

     Generally, the actual maturity of loans is substantially less than their contractual maturity due to prepayments and, in the case of real estate loans, due-on-sale clauses, which generally gives the Bank the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells the property subject to the mortgage and the loan is not repaid. The average life of real estate loans tends to increase when current real estate loan rates are higher than rates on mortgages in the portfolio and, conversely, tends to decrease when rates on mortgages in the portfolio are higher than current real estate loan rates. Under the latter scenario, the weighted average yield on the portfolio tends to decrease as higher yielding loans are repaid or refinanced at lower rates. Due to the fact that the Bank may, consistent with industry practice, "roll over" a significant portion of commercial and commercial real estate loans at or immediately prior to their maturity by renewing the loans on substantially similar or revised terms, the principal repayments actually received by the Bank are anticipated to be significantly less than the amounts contractually due in any particular period. In addition, a loan, or a portion of a loan, may not be repaid due to the borrower's inability to satisfy the contractual obligations of the loan. As of December 31, 1998, $.1 million of loans scheduled to mature within one year were nonperforming. See "Lending Activities - Nonperforming Assets."

     Origination of Loans. Commercial loan applications are obtained through existing customers, solicitation by Bank loan officers, referrals from current or past customers, or walk-in customers. Commercial real estate loan applications are obtained primarily from previous borrowers, direct contacts with the Bank, or referrals. Applications for residential real estate loans and all types of consumer loans are taken at all of the Bank's full-service branch offices. Residential real estate loan applications primarily result from referrals by real estate brokers, home builders, and existing or walk-in customers. The Bank also maintains a staff of field originators who solicit and refer residential real estate loan applications to the Bank. These employees are compensated on a commission basis and provide convenient origination services during banking and non-banking hours. Consumer loan applications are directly obtained through existing or walk-in customers who have been made aware of the Bank's consumer loan services through advertising and other media, as well as indirectly through a network of automobile dealers.

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

     Sale of Loans. The Bank's residential real estate loans are generally originated in compliance with terms, conditions and documentation which permit the sale of such loans to the Federal Home Loan Mortgage Corporation ("FHLMC"), the Federal National Mortgage Association ("FNMA"), the Government National Mortgage Association ("GNMA"), and other institutional investors in the secondary market. The majority of fixed rate, long term residential mortgages originated by the Bank are sold without recourse in the secondary market. Loan sales in the secondary market provide funds for additional lending and other banking activities. The Bank generally retains the servicing on the loans sold. As part of its asset/liability management strategy, the Bank may retain a portion of adjustable rate residential real estate loans or fixed-rate residential real estate loans. During 1998, the Bank originated $149.1 million in residential real estate loans of which $55.6 million was retained in its portfolio.

     The principal balance of loans serviced by the Bank for investors amounted to $256.3 million at December 31, 1998 and $263.2 million at December 31, 1997. Under its mortgage servicing arrangements, the Bank generally continues to collect payments on loans, to inspect the mortgaged property, to make insurance and tax advances on behalf of borrowers and to otherwise service the loans and receives a fee for performing these services. Net servicing fee income amounted to $652,000 and $800,000 for the years ended December 31, 1998 and 1997, respectively. Loan origination fees which relate to loans sold by the Bank are recognized as non-interest income at the time of the loan sale. Under its sales agreements, the Bank pays the purchaser of mortgage loans a specified yield on the loans sold. The difference, after payment of any guarantee fee, is retained by the Bank and recognized as fee income over the life of the loan. In addition, loans may be sold at a premium or a discount with any resulting gain or loss recognized at the time of sale. Effective January 1, 1997 the Bank adopted SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," as amended by SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of Financial Accounting Standards Board (FASB) Statement No. 125." This statement, which supercedes SFAS No.122, "Accounting for Mortgage Servicing Rights," provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. As of December 31, 1998, and 1997, the loan servicing asset was $1.1 million and $.6 million, respectively.

     Commercial Loans. The Bank offers secured and unsecured commercial loans for business purposes, including issuing letters of credit. At December 31, 1998, $127.0 million, or 13.3%, of the Bank's gross loan portfolio consisted of commercial loans, compared to $138.5 million, or 16.2%, at December 31, 1997. The increase in 1997 and subsequent decrease in 1998 was primarily as a result of one automobile dealer relationship. This relationship was gained in 1997 and refinanced to another institution in 1998.

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

     The Bank's commercial revolving lines of credit generally are for the purpose of providing working capital to the borrower and may be secured or unsecured. Collateral for commercial revolving lines of credit may consist of accounts receivable, inventory or both, as well as other corporate assets. Generally, the Bank will lend up to 80% of accounts receivable, provided that such receivables have not aged more than 60 days and/or up to 20% to 40% of the value of raw materials and finished goods inventory securing the line. Commercial revolving lines of credit generally are reviewed on an annual basis and usually require substantial repayment of principal during the year. At December 31, 1998, the Bank had $44.1 million outstanding under commercial revolving lines of credit, and $56.7 million of unused commitments under such lines on that date.

     The Bank's standby letters of credit generally are secured, have terms of not more than one year, and are reviewed for renewal. As of December 31, 1998, the Bank had $1.5 million in outstanding commitments pursuant to standby letters of credit. These facilities are managed by the Commercial Lending Division.

     The Bank also provides automobile and, to a lesser extent, boat and other vehicle floor-plan financing. Floor-plan loans, which are secured by the automobiles, boats, or other vehicles constituting the dealer's inventory, amounted to $20.4 million as of December 31, 1998. Upon the sale of a floor-plan unit, the proceeds of the sale are applied to reduce the loan balance. In the event a unit financed under a floor-plan line of credit remains in the dealer's inventory for an extended period, the amount of the outstanding balance is reduced with respect to such unit. Bank personnel make unannounced monthly inspections of each dealer to review the value and condition of the underlying collateral.

     Real Estate Loans. The Bank's real estate loans consist of loans secured by commercial properties, loans secured by 1-4 unit residential properties, home equity loans, and construction loans. As of December 31, 1998, the Bank's loan portfolio included $261.3 million in commercial real estate loans, $158.3 million in residential real estate loans, $39.5 million in home equity loans, and $44.7 million in construction loans.

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

     Rockland originates both fixed-rate and adjustable-rate residential real estate loans. The Bank will lend up to 97% of the lesser of the appraised value of the property securing the loan or the purchase price, and generally requires borrowers to obtain private mortgage insurance when the amount of the loan exceeds 80% of the value of the property. The rates of these loans are typically competitive with market rates. As previously noted, the Bank's residential real estate loans are generally originated only under terms, conditions and documentation which permit sale in the secondary market.

     The Bank generally requires title insurance protecting the priority of its mortgage lien, as well as fire and extended coverage casualty insurance in order to protect the properties securing its residential and other real estate loans. Properties securing all of the Bank's first mortgage real estate loans are appraised by independent appraisers.

     Home equity loans may be made as a term loan or under a revolving line of credit secured by a second mortgage on the borrower's residence. The Bank will originate home equity loans in an amount up to 80% of the appraised value or, without appraisal, up to 80% of the tax assessed value, whichever is lower, reduced for any loans outstanding secured by such collateral. As of December 31, 1998, there was $35.2 million in unused commitments under revolving home equity lines of credit.

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

     A significant portion of the Bank's construction lending has been related to one-to-four family residential development within the Bank's market area. The Bank typically has focused its construction lending on relatively small projects and the Bank has developed and maintains a relationship with a significant number of homebuilders in Plymouth, Norfolk, and Bristol Counties. As of December 31, 1998, $16.0 million, or 35.9%, of total construction loans at such date were for the acquisition and development of one-to-four family residential lots or the construction of one-to-four family residences.

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

     Consumer Loans. The Bank makes loans for a wide variety of personal and consumer needs. Consumer loans primarily consist of instalment loans and cash reserve loans. As of December 31, 1998, $324.1 million, or 33.9%, of the Bank's gross loan portfolio consisted of consumer loans.

     The Bank's instalment loans consist primarily of automobile loans, which amounted to $289.0 million at December 31, 1998. A substantial portion of the Bank's automobile loans are originated indirectly by a network of approximately 120 new and used automobile dealers located within the Bank's market area. Indirect automobile loans accounted for 92.0% and 86.7% of the Bank's total instalment loan originations during 1998 and 1997, respectively. The increase in indirect automobile loan originations in 1998 and 1997 reflects the effect of a focused program undertaken by the Bank to improve business relationships with automobile dealers within its market area. Although applications for such loans are taken by employees of the dealer, the loans are made pursuant to Rockland's underwriting standards using Rockland's documentation, and all indirect loans must be approved by a Rockland loan officer. In addition to indirect automobile lending, the Bank also originates automobile loans directly.

     The maximum term for the Bank's automobile loans is 72 months for a new car loan and 66 months with respect to a used car loan. The Bank will lend up to 110% of the purchase price of a new automobile or, with respect to used cars, up to 105% of the lesser of the purchase price or the National Automobile Dealer's Association book value. Loans on new automobiles are generally made without recourse to the dealer. The Bank requires all borrowers to maintain automobile insurance, including full collision, fire and theft, with a maximum allowable deductible and with the Bank listed as loss payee. The majority of the Bank's loans on used automobiles are made without recourse to the dealer. Some purchases from used car dealers are under a repurchase agreement. The dealer is required to pay off the loan (in return for the vehicle) as long as the bank picks up the vehicle and returns it to the dealer within 180 days of the most recent delinquency payment. In addition, in order to ameliorate the adverse effect on interest income caused by prepayments, all dealers are required to maintain a reserve, ranging from 0% to 3% of the outstanding balance of the indirect loans originated by them, which is rebated to the bank on a pro-rata basis in the event of repayment prior to maturity.

     The Bank's instalment loans also include unsecured loans and loans secured by deposit accounts, loans to purchase motorcycles, recreational vehicles, motor homes, boats, or mobile homes. As of December 31, 1998, instalment loans other than automobile loans amounted to $26.4 million. The Bank generally will lend up to 100% of the purchase price of vehicles other than automobiles with terms of up to three years for motorcycles and up to fifteen years for recreational vehicles.

     Cash reserve loans are made pursuant to previously approved unsecured cash reserve lines of credit. The rate on these loans is subject to change due to market conditions. As of December 31, 1998, an additional $15.9 million had been committed to but was unused under cash reserve lines of credit.

     Nonperforming Assets. The following table sets forth information regarding nonperforming assets held by the Bank at the dates indicated.

                                                       December 31,
                               ------------------------------------------------------------------
                                1998         1997            1996           1995          1994
                               ------------------------------------------------------------------
                                                 (Dollars in Thousands)
Loans past due 90 days or
more but still accruing        $1,026          $737           $516           $553           $598

Loans accounted for
on a nonaccrual basis (1)       4,330         5,154          3,946          4,718          7,266
                                -----         -----          -----          -----          -----

Total non performing loans      5,356         5,891          4,462          5,271          7,864
                                -----         -----          -----          -----          -----

Other real estate owned             -             2            271            638          3,866

Total nonperforming assets     $5,356        $5,893         $4,733         $5,909        $11,730
                               ======        ======         ======         ======        =======

Restructured loans             $1,037        $1,400         $1,658         $2,629         $2,898
                               ------        ------         ------         ------         ------
Nonperforming loans
as a percent of gross loans     0.56%          0.69%          0.63%          0.83%          1.31%
                               ------         -----          -----          -----          -----

Nonperforming assets as a
percent of total assets         0.34%          0.43%          0.43%          0.60%          1.26%
                               ======         =====          =====          =====           =====

     (1) Includes $.1 million, $.1 million, $.6 million, and $1.1 million of restructured loans at December 31, 1997, 1996, 1995, and 1994 respectively, which were included in nonaccrual loans as of such dates. There were no restructured, nonaccruing loans at December 31, 1998.

     Gross interest income that would have been recognized for the years ended December 31, 1998 and 1997 if nonperforming loans at the respective dates had been performing in accordance with their original terms approximated $496,000 and $438,000, respectively. The actual amount of interest that was collected on these loans during each of those periods and included in interest income was approximately 66,000 and $55,000, respectively.

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

     The following table summarizes changes in the reserve for possible loan losses and other selected statistics for the periods presented.

                                                                Year Ending December 31,
                                             ----------------------------------------------------------------
                                                    1998     1997         1996             1995         1994
                                             ----------------------------------------------------------------
                                                                 (Dollars In Thousands)
Average loans, net of unearned discount         $884,205     $757,877     $657,749     $612,481     $534,052
                                                ========     ========     ========     ========     ========
Reserve for Possible loan losses,
beginning of year                                $12,674      $12,221      $12,088      $13,719      $15,485
Charged-off loans
    Commercial                                     1,206        1,140        1,252        2,097        2,396
    Real estate - commercial                          --           95          228          690          682
    Real estate - residential                        241          261          296          558          618
    Real estate - construction                        --           --           --           --           63
    Consumer - instalment                           2108          771          430          273          188
    Consumer - other                                 542          639          619          464          346
                                                     ---          ---          ---          ---          ---
        Total charged-off loans                    4,097        2,906        2,825        4,082        4,293
                                                   -----        -----        -----        -----        -----
Recoveries on loans previously charged off
    Commercial                                       630          546          573          436          890
    Real estate - commercial                         258          265          241          665          425
    Real estate - residential                          2            0           31            3            2
    Real estate - construction                        --           --           --           --           --
    Consumer - instalment                            266          137          171          169          133
    Consumer - other                                   2          151          192          178          276
                                                       -          ---          ---          ---          ---
        Total recoveries                           1,158        1,099        1,208        1,451        1,726
                                                   -----        -----        -----        -----        -----
Net loans charged-off                              2,939        1,807        1,617        2,631        2,567
Provision for loan losses                          3,960        2,260        1,750        1,000          801
                                                   -----        -----        -----        -----          ---
Reserve for possible loan losses, end of
period                                           $13,695      $12,674      $12,221      $12,088      $13,719
                                                 =======      =======      =======      =======      =======

Net loans charged-off as a percent of
  average loans, net of unearned discount          0.33%        0.24%        0.25%        0.43%        0.48%
Reserve for possible loan losses as a
  percent of loans, net of unearned discount       1.46%        1.67%        1.76%        1.92%        2.32%
Reserve for possible loan losses as a
  percent of nonperforming loans                 255.69%      215.14%      273.89%      229.33%      174.45%
Net loans charged-off as a percent of
  reserve for possible loan losses                21.46%       14.26%       13.23%       21.77%       18.71%
Recoveries as a percent of charge-offs            28.26%       37.82%       42.76%       35.55%       40.20%

     The reserve for possible loan losses is allocated to various loan categories as part of the Bank's process for evaluating the adequacy of the reserve for possible loan losses. The following table sets forth certain information concerning the allocation of the Bank's reserve for possible loan losses by loan categories at December 31, 1998. For information about the percent of loans in each category to total loans, see "Lending Activities - Loan Portfolio Composition and Maturity."

                                                      Percent of Total
                                       Amount        Loans by Category
                                   ---------------- -------------------
                                            (Dollars In Thousands)
        Commercial Loans                  $2,912              2.29%
        Real Estate Loans                  7,118              1.41%
        Consumer Loans                     3,665              1.18%
                                           -----              ----
           Total Loans                   $13,695              1.46%
                                          ======              ====

     The Bank determines the level of the reserve for possible loan losses based on a number of factors. A specific loan grade or rating is assigned to any commercial, commercial real estate, or construction loan relationships above $25,000. A portion of the reserve is allocated as a general reserve for those classes of loans by the level of loan rating. The better rated loans receive a lower allocation, but each rated loan class will have an allocation placed against the amount outstanding. As an alternative to a general allocation by loan rating, certain loans have specific allocations assigned to them because of greater knowledge of their underlying collateral's value. In conjunction with its review, management considers both internal and external factors which may affect the adequacy of the reserve for possible loan losses. Such factors may include, but are not limited to, industry trends, regional and national economic conditions, past estimates of possible loan losses as compared to actual losses, and historical loan losses. Management assesses the adequacy of the reserve for possible loan losses, and reviews that assessment quarterly, with the Board of Directors. Management's assessment of the adequacy of the reserve for possible loan losses is reviewed periodically by the Company's independent public accountants.

     As of December 31, 1998, the reserve for possible loan losses totaled $13.7 million. Based on the processes described above, management believes that the level of the reserve for possible loan losses at December 31, 1998 is adequate.

     Various regulatory agencies, as an integral part of their examination process, periodically review the Company's reserve for possible loan losses. Federal Reserve regulators most recently examined the Company in the second quarter of 1998. The Bank was most recently examined by the fourth quarter of 1997 and by the Commonwealth of Massachusetts Division of Banks in the first quarter of 1996. No additional provision for possible loan losses was required as a result of these examinations.

Investment Activities

     The Bank's securities portfolio consists of U.S. Treasury and U.S. Government Agency securities, mortgage-backed securities, and debt securities issued by other institutions. Most of these securities are investment grade debt obligations with average maturities of less than five years. Government and government agency securities entail a lesser degree of risk than loans made by the Bank by virtue of the guarantees that back them, require less capital under risk-based capital rules than non-insured or non-guaranteed mortgage loans, are more liquid than individual mortgage loans, and may be used to collateralize borrowings or other obligations of the Bank. However, these securities are subject to prepayment risk which could result in significantly less future income than would have been the case based on the contractual coupon rate and term. In addition the Bank had $18.7 million, in private issue mortgage backed securities at December 31, 1998. The Bank had investments in marketable equity securities at December 31, 1998 of $350,000 and no like investments in 1997.

     The Bank views its securities portfolio as a source of income and, with regard to maturing securities, liquidity. Interest payments generated from securities also provide a source of liquidity to fund loans and meet short-term cash needs. The Bank's securities portfolio is managed in accordance with the Rockland Trust Company Investment Policy adopted by the Board of Directors. Investments may be made by the Chief Executive Officer or the Chief Financial Officer with the approval of one additional member of the Asset/Liability Management Committee, subject to limits on the type, size and quality of all investments, which are specified in the Investment Policy. The Bank's Asset/Liability Management Committee, or its designee, is required to evaluate any proposed purchase from the standpoint of overall diversification of the portfolio.

     The investment portfolio includes securities which management intends to hold until maturity and securities available for sale. This classification of the securities portfolio is required by Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting For Certain Investments in Debt and Equity Securities," which the Bank adopted effective January 1, 1994.

     Securities held to maturity as of December 31, 1998 are carried at their amortized cost of $284.9 million and exclude gross unrealized gains of $3.9 million and gross unrealized losses of $1.3 million. A year earlier, securities held to maturity totaled $308.1 million, excluding gross unrealized gains of $2.8 million and gross unrealized losses of $1.3 million.

     Securities available for sale are carried at fair market value and unrealized gains and losses, net of the related tax effect, are recognized as a separate component of stockholders' equity. The fair market value of securities available for sale at December 31, 1998 totaled $195.2 million, and net unrealized gains totaled $0.8 million. A year earlier, securities available for sale were $131.8 million, with net unrealized gains of $1.4 million. In 1998, the Bank realized a net gain of $27,000 on the sale of two available for sale securities. In 1997, the Bank realized a loss of $8,000 on the sale of an available for sale security.

     The following table sets forth the amortized cost and percentage distribution of securities held to maturity at the dates indicated. For additional information, see Note 3 to the Consolidated Financial Statements included in Item 8 hereof.

                                                 At December 31,
                           ------------------------------------------------------------
                                  1998                1997                  1996
                           ------------------- -------------------- -------------------
                           Amount     Percent    Amount    Percent     Amount   Percent
                           ------     -------    ------    -------     ------   -------
                                             (Dollars in Thousands)
U.S. treasury and
    Government agency
    Securities             $ 29,197    10.3%   $ 51,567      16.7%    $ 71,104    24.4%
Mortgage-backed securities  143,292    50.3%    199,245      64.7%     193,854    66.7%
Collateralized mortgage
    obligations              17,799     6.2%     34,515      11.2%      19,526     6.7%
State. County, and
   municipal secirotoes      40,365    14.2%     21,385       6.9%       5,410     1.9%
Other investment
securities                   54,291    19.0%      1,400       0.5%       1,000     0.3%
                           --------   ------   --------     ------    --------   ------
                           $284,944   100.0%   $308,112     100.0%    $290,894   100.0%
                           ========   ======   ========     ======    ========   ======

     The following table sets forth the fair market value and percentage distribution of securities available for sale at the dates indicated. For additional information, see Note 3 to the Consolidated Financial Statements included in Item 8 hereof.

                                                  At December 31,
                           -----------------------------------------------------------
                                  1998                1997                  1996
                           ------------------- -------------------- ------------------
                           Amount     Percent   Amount     Percent   Amount    Percent
                           ------     -------   ------    -------    ------    -------
                                             (Dollars in Thousands)

U.S Treasury and U.S
Government Agency           $9,045     4.6%
Securities
Mortgage-Backed            137,410     70.4%   $131,842    100.0%  $24,796      93.8%
 Securities
Collateralized Mortgage     48,320     24.8%                        $1,653       6.2%
Obligations
Other Securities              424        .2%
                           -------       ---   --------             -------    ------
                          $195,199    100.0%   $131,842    100.0%   $26,449    100.0%
                          ========    ======   ========    ======   =======    ======

     At December 31, 1998 and 1997, the Bank had no investments in obligations of individual states, counties or municipalities which exceeded 10% of stockholders' equity. In addition, there were no sales of these securities in 1998, 1997 or 1996.

Sources of Funds

     Deposits. Deposits obtained through Rockland's branch banking network have traditionally been the principal source of the Bank's funds for use in lending and for other general business purposes. The Bank has built a stable base of in-market core deposits from the residents of and businesses located in Southeastern Massachusetts. The Bank has the ability to solicit brokered deposits. Rockland did not have any brokered deposits at December 31,1998. During the first quarter of 1999, Rockland acquired $20 million of brokered deposits as an alternative source of funds. Rockland offers a range of demand deposits, interest checking, money market accounts, savings accounts and time certificates of deposit. Interest rates on deposits are based on factors which include loan demand, deposit maturities, and interest rates offered by competing financial institutions in the Bank's market area. The Bank believes it has been able to attract and maintain satisfactory levels of deposits based on the level of service it provides to its customers, the convenience of its banking locations, and its interest rates which are generally competitive with those of competing financial institutions.

     Rockland's branch locations are supplemented by the Bank's Trust/24 and debit cards which may be used to conduct various banking transactions at automated teller machines ("ATMs") maintained at each of the Bank's full-service offices and three additional locations. The Trust/24 and debit cards also allow customers access to the "NYCE" regional ATM network, as well as the "Cirrus" nationwide ATM network. These networks provide the Bank's customers access to their accounts through ATMs located throughout Massachusetts, the United States, and the world.

     The following table sets forth the average balances of the Bank's deposits for the periods indicated.

                                                   Year Ended December 31,
                            ----------------------------------------------------------------------
                                      1998                    1997                    1996
                            ---------------------- ------------------------ ----------------------
                                                     (Dollars in Thousands)
                               Amount      Percent    Amount        Percent    Amount     Percent
                               ------      -------    ------        -------    ------     --------
Demand deposits               $195,583      19.9%    $171,955        18.9%   $161,475      18.9%
Savings and Interest
 Checking                      266,093      27.1%     225,069        24.8%    257,294      30.2%
Money Market and Super
Interest Checking
 account                       107,956      11.0%     109,156        12.0%    105,706      12.4%
Time deposits                  411,801      42.0%     402,346        44.3%    328,232      38.5%
                               -------      ----      -------        ----     -------      ----
Total                         $981,433     100.0%    $908,526       100.0%   $852,707     100.0%
                              ========     =====     ========       =====    ========     =====

     The Bank's interest-bearing time certificates of deposit of $100,000 or more totaled $95.7 million at December 31, 1998. The maturity of these certificates are as follows: $69.0 million within three months; $20.9 million over three through 12 months; and $5.8 million thereafter.

     Borrowings. Borrowings consist of short-term and intermediate-term obligations. Short-term borrowings consist primarily of federal funds purchased, assets sold under repurchase agreements, and treasury tax and loan notes. The Bank has established two unsecured federal funds lines totaling $20 million with Boston-based banks. The Bank also obtains funds under repurchase agreements. In a repurchase agreement transaction, the Bank will generally sell a security agreeing to repurchase either the same or a substantially identical security on a specified later date at a price slightly greater than the original sales price. The difference in the sale price and purchase price is the cost of the proceeds. The securities underlying the agreements are delivered to the dealer who arranges the transactions as security for the repurchase obligation. Payments on such borrowings are interest only until the scheduled repurchase date, which generally occurs within a period of 30 days or less. Repurchase agreements represent a non-deposit funding source for the Bank. However, the Bank is subject to the risk that the lender may default at maturity and not return the collateral. In order to minimize this potential risk, the Bank only deals with established investment brokerage firms when entering into these transactions. The Bank has repurchase agreements with five major brokerage firms. At December 31, 1998, the Bank had $30.0 million outstanding under repurchase agreements and $47.4 million outstanding in Customer Repurchase Agreement.

     In July 1994, Rockland became a member of the Federal Home Loan Bank ("FHLB") of Boston. Among the many advantages of this membership, this affiliation provides the Bank with access to approximately $375 million of short-to-medium term borrowing capacity as of December 31, 1998, based on the Bank's assets at that time. At December 31, 1998, the Bank had $313.7 million outstanding in FHLB borrowings with initial maturities ranging from 1 month to 10 years.

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

     The following table sets forth the Bank's borrowings at the dates indicated.

                                         At December 31,
                         -----------------------------------------
                                1998            1997          1996
                         -----------------------------------------
                                           (in Thousands)
Federal funds purchased         $5,025            $845        $840
Assets sold under
  repurchase agreements         77,351          37,482          --
Treasury tax and loan notes        471           3,217       2,296
Federal Home Loan Bank
   borrowings                  313,724         206,724      78,000
                              --------        --------     -------
                              $396,571        $248,268     $81,136
                              ========        ========     =======

     The following table presents certain information regarding the Bank's short-term borrowings at the dates and for the periods indicated.

                                         At or For the Year Ended December 31,
                                         -------------------------------------
                                             1998         1997         1996
                                         -------------------------------------
                                                 (Dollars in Thousands)
Balance outstanding at end of year         $82,847      $41,544      $ 3,136
Average daily balance outstanding           66,403       48,869       26,534
Maximum balance outstanding at any          89,741       84,945       44,545
month-end Weighted average interest
 rate for the year                            5.39%        5.74%        5.36%
Weighted average interest rate at end
 of year                                      4.72%        5.99%        5.35%

Trust and Financial Services

     Rockland's Trust and Financial Services Division offers a variety of services, including assistance with investments, estate planning, custody services, employee benefit plans, and tax planning, which are provided primarily to individuals and small businesses located in Southeastern Massachusetts. In addition, the Bank acts as executor or administrator of estates and as trustee for various types of trusts. As of December 31, 1998, the Trust and Financial Services Division maintained approximately 1,804 trust/fiduciary accounts, with an aggregate market value of over $562 million on that date. Income from the Trust and Financial Services Division amounted to $3.8 million and $3.1 million, for 1998 and 1997, respectively.

     Accounts maintained by the Trust and Financial Services Division consist of "managed" and "non-managed" accounts. "Managed accounts" are those accounts for which Rockland has responsibility for administration and investment management and/or investment advice. "Non-managed" accounts are those accounts for which Rockland acts as a custodian. The Bank receives fees dependent upon the level and type of service(s) provided.

     The administration of trust and fiduciary accounts is monitored by the Trust Committee of the Bank's Board of Directors. The Trust Committee has delegated administrative responsibilities to two committees - one for investments and one for administration - comprised of Trust and Financial Services Division officers who meet not less than monthly.

Forward-Looking Information

     The preceding Management's Discussion and Analysis and Notes to Consolidated Financial Statements of this Form 10-K contain certain forward-looking statements, including without limitation, statements regarding
(i) the level of reserve for possible loan losses, (ii) the rate of delinquencies and amounts of charge-offs, (iii) the rates of loan growth, and
(iv) the Company's ability to minimize any detrimental effects of the Year 2000 problem and associated expenses. Moreover, the Company may from time to time, in both written reports and oral statements by Company management, express its expectations regarding future performance of the Company. These forward-looking statements are inherently uncertain and actual results may differ from Company expectations. The following factors which, among others, could impact current and future performance include but are not limited to: (i) adverse changes in asset quality and resulting credit risk-related losses and expenses; (ii) adverse changes in the economy of the New England region, the Company's primary market, (iii) adverse changes in the local real estate market, as most of the Company's loans are concentrated in Southeastern Massachusetts and a substantial portion of these loans have real estate as collateral; (iv) fluctuations in market rates and prices which can negatively affect net interest margin asset valuations and expense expectations; and (v) changes in regulatory requirements of federal and state agencies applicable to banks and bank holding companies, such as the Company and Rockland, which could have materially adverse effect on the Company's future operating results. When relying on forward-looking statements to make decisions with respect to the Company, investors and others are cautioned to consider these and other risks and uncertainties.

Regulation

     The Company - General. The Company, as a federally registered bank holding company, is subject to regulation and supervision by the Federal Reserve. The Company is required to file an annual report of its operations with, and is subject to examination by, the Federal Reserve.

     BHCA (the Bank Holding Company Act) - Activities and Other Limitations. The BHCA prohibits a bank holding company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank, or increasing such ownership or control of any bank, without prior approval of the Federal Reserve. No approval under the BHCA is required, however, for a bank holding company already owning or controlling 50% of the voting shares of a bank to acquire additional shares of such bank.

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

     The Company currently is in compliance with the above-described regulatory capital requirements. At December 31, 1998, the Company had Tier 1 capital and total capital equal to 11.38% and 12.63% of total risk-adjusted assets, respectively, and Tier 1 leverage capital equal to 7.91% of total assets. As of such date, Rockland complied with the applicable federal regulatory capital requirements, with Tier 1 capital and total capital equal to 9.09% and 10.34% of total risk-adjusted assets, respectively, and Tier 1 leverage capital equal to 6.32% of total assets.

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

     Massachusetts Law. Massachusetts law requires all Massachusetts bank holding companies (those companies which control, own, or have the power to vote 25% or more of the stock of each of two or more Massachusetts based banks) to receive prior written approval of the Massachusetts Board of Bank Incorporation to, among other things, acquire all or substantially all of the assets of a banking institution located within the Commonwealth of Massachusetts or to merge or consolidate with a Massachusetts bank holding company. The Company owns no voting stock in any banking institution other than Rockland. In addition, prior approval of the Board of Bank Incorporation is required before any Massachusetts bank holding company owning 25% or more of the stock of two banking institutions may acquire additional voting stock in those banking institutions equal to 5% or more. Generally, no approval to acquire a banking institution, acquire additional shares in an institution, acquire substantially all the assets of a banking institution or merge or consolidate with another bank holding company may be given if the bank being acquired has been in existence for a period of centrum 3 years or, as a result, the bank holding company would control, in excess of 30%, of the total deposits of all state and federally chartered banks in Massachusetts, unless waived by the Community. Similarly, no bank which is not a member of the Federal Reserve can merge or consolidate with any other insured depository institution or, either directly or indirectly, acquire the assets of or assume the liability to pay any deposits made in any other depository institution except with the prior written approval of the FDIC.

     As noted above, Massachusetts "opted in" to the Interstate Act in 1996. As such, any out-of-state bank may engage, with the written approval of the Commissioner, in a merger transaction with a Massachusetts bank to the fullest extent permitted by the Interstate Act, provided that the laws of the home state of such out-of-state bank permit, under conditions no more restrictive than those imposed by Massachusetts, interstate merger transactions with Massachusetts banks, and provided further that the Massachusetts bank has been in existence for at least three years and the resulting bank would not control in excess of 30% of the total deposits of all state and federally chartered depository institutions in Massachusetts. The Commissioner may waive the latter two conditions, in his discretion. Such a merger transaction may also involve the acquisition of one or more branches of a Massachusetts bank and not the entire institution. With the prior written approval of the Commissioner, Massachusetts also permits the establishment of de novo branches in Massachusetts to the fullest extent permitted by the Interstate Act, provided the laws of the home state of such out-of-state bank expressly authorize, under conditions no more restrictive than those of Massachusetts, Massachusetts banks to establish and operate do novo branches in such state.

     With the prior written approval of the Massachusetts Board of Bank Incorporation, a bank holding company (as defined under the BHCA) whose principal operations are located in a state other than Massachusetts may acquire more than 5% of the voting stock of a Massachusetts bank or may merge with a Massachusetts bank holding company or a Massachusetts bank, provided that Massachusetts bank has been in existence for at least three years and the Massachusetts Board of Bank Incorporation is satisfied that the transaction will not result in the out-of-state bank holding company holding or controlling, more than 30% of the deposits of all state and federally chartered depository institutions in Massachusetts or such condition is affirmatively waived by the Board.

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

     Deposit Insurance Premiums. Rockland currently pays deposit insurance premiums to the FDIC based on a single, uniform assessment rate established by the FDIC for all BIF-member institutions. The assessment rates range from 0% to
 .27%. Under the FDIC's risk-based assessment system, institutions are assigned to one of three capital groups which assignment is based solely on the level of an institution's capital - "well capitalized, " "adequately capitalized," and "undercapitalized" - which are defined in the same manner as the regulations establishing the prompt corrective action system under Section 38 of the Federal Deposit Insurance Act ("FDIA"), as discussed below. These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with rates ranging from 0% for well capitalized, healthy institutions to .27% for undercapitalized institutions with substantial supervisory concerns. Rockland is presently "well capitalized" and as a result, Rockland was not subject to any FDIC premium obligation as of January 1, 1999.

     The FDIC Board of Directors voted in 1996 to collect an assessment against BIF assessable deposits to be paid to the Financing Corporation (FICO). The Board stipulated that the FICO assessment rate that is applied to BIF assessable deposits must equal one-fifth of the rate that is applied to SAIF assessable deposits. The actual assessment rates are approximately 1.22 basis points, on an annual basis, for BIF assessable deposits and approximately 6.10 basis points for SAIF assessable deposits.

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

     Prompt Corrective Action. Under Section 38 of the FDIA, as amended by the Federal Deposit Insurance Corporation Improvement Act ("FDICIA"), each federal banking agency has broad powers to implement a system of prompt corrective action to resolve problems of institutions which it regulates which are not adequately capitalized. Under FDICIA, a bank shall be deemed to be (i) "well capitalized" if it has total risk-based capital of 10.0% or more, has a Tier 1 risk-based capital ratio of 6.0% or more, has a Tier 1 leverage capital ratio of 5.0% or more and is not subject to any written capital order or directive; (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more, a Tier 1 leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized"; (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, or a Tier 1 risk-based capital ratio that is less than 4.0% or a Tier 1 leverage capital ratio of less than 4.0% (3.0% under certain circumstances); (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, or a Tier 1 risk-based capital ratio that is less than 3.0%, or a Tier 1 leverage capital ratio that is less than 3.0%; and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. FDICIA also specifies circumstances under which a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized). As of December 31, 1998, Rockland was deemed a "well-capitalized institution" for this purpose.

     Brokered Deposits. FDICIA restricts the use of brokered deposits by certain depository institutions. Well capitalized insured depository institutions may solicit and accept, renew or roll over any brokered deposit without restriction. Adequately capitalized insured depository institutions may not accept, renew or roll over any brokered deposit unless they have applied for and been granted a waiver of this prohibition by the FDIC. Undercapitalized insured depository institutions may not (i) accept, renew or roll over any brokered deposit or (ii) solicit deposits by offering an effective yield that exceeds by more than 75 basis points the prevailing effective yields on insured deposits of comparable maturity in such institution's normal market area or in the market area in which such deposits are being solicited. At December 31, 1998, the Bank did not have any brokered deposits. During the first quarter of 1999, the Bank expanded its funding sources to include brokered deposits of $20 million.

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

     State Taxation. The Commonwealth of Massachusetts imposes a tax on the Massachusetts net income of banks at a rate of 10.91% as of December 31, 1998. As a result of legislation in 1995, the state tax rate for financial institutions and their related corporations will be gradually reduced to 10.5% by January 1, 1999. In addition, the Company is subject to an excise tax at the rate of .26% of its net worth. The Bank's security corporation subsidiaries are, for state tax purposes, taxed at a rate of 1.32% of its gross income. Massachusetts net income for banks is generally similar to federal taxable income except deductions with respect to the following items are generally not allowed: (i) dividends received, (ii) losses sustained in other taxable years, and (iii) income or franchise taxes imposed by other states. The Company is permitted to carry a percentage of its losses forward for not more than five years, while Rockland is not permitted to carry its losses forward or back for Massachusetts tax purposes.

     For additional information, see Note 8 of the Notes to Consolidated Financial Statements included in Item 8 hereof.

Item 2.   Properties

     At February 28, 1999, the Bank conducted its business from its headquarters and main office at 288 Union Street, Rockland, Massachusetts, and 32 other branch offices located in Southeastern Massachusetts in Plymouth County, Bristol County and Norfolk County. In addition to its main office, the Bank owns five of its branch offices and leases the remaining 27 offices. Of the branch offices which are leased by the Bank, 6 have remaining lease terms, including options renewable at the Bank's option, of five years or less, 10 have remaining lease terms of greater than five years and less than 10 years, and 11 have a remaining lease term of 10 years or more. The Bank's aggregate rental expense under such leases was $1.6 million in 1998. Certain of the Bank's branch offices are leased from companies with whom directors of the Company are affiliated. The Bank leases space for its Trust and Financial Services Division in a building in Hanover, Massachusetts developed by a joint venture consisting of the Bank and
A. W. Perry, Inc., and in Attleboro. It also leases office space in two buildings in Rockland, Massachusetts for administrative purposes as well as space in four additional facilities used as lending centers. At December 31, 1998, the net book value of the property and leasehold improvements of the offices of the Bank amounted to $8.9 million. The Bank's properties which are not leased are owned free and clear of any mortgages. The Bank believes that all of its properties are well maintained and are suitable for their respective present needs and operations. For additional information regarding the Bank's lease obligations, see Note 12 to the Consolidated Financial Statements, included in Item 8 hereof.

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


Item 4.   Submission of Matters to a Vote of Security Holders

     Not applicable


PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

     The information required herein is incorporated by reference from page 39 of the Company's 1998 Annual Report to Stockholders ("Annual Report"), which is included herein as Exhibit 13. The Registrant did not sell any unregistered equity securities during the year-ended December 31, 1998.


Item 6.   Selected Financial Data

     The information required herein is incorporated by reference from page 1 of the Annual Report.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The information required herein is incorporated by reference from pages 2 through 15 of the Annual Report.


Item 8.   Financial Statements and Supplementary Data

     The financial statements and supplementary data required herein are incorporated by reference from pages 16 through 38 of the Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None


PART III

Item 10.   Directors and Executive Officers of the Registrant

     The information required herein is incorporated by reference from the Company's definitive proxy statement (the "Proxy Statement") relating to its 1998 Annual Meeting of Stockholders filed with the Commission on March 5, 1999.

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

PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)(1) The following financial statements are incorporated herein by reference from pages 16 through 38 of the Annual Report.

     Report of Independent Public Accountants

     Consolidated balance sheets as of December 31, 1998 and 1997

     Consolidated statements of income for each of the years in the three year period ended December 31, 1998

     Consolidated statements of stockholder's equity for each of the years in the three year period ended 12/31/98

     Consolidated statements of Comprehensive Income for each of the years in the three year period ended December 31, 1998

     Consolidated statements of cash flows for each of the years in the three year period ended December 31, 1998


     Notes to Consolidated Financial Statements

     (a)(2) There are no financial statement schedules filed herewith. All information required by financial statement schedules is disclosed in Notes to Consolidated Financial Statements or is not applicable to the Company.

     (a)(3) The following exhibits are filed as part of this report.

                                  EXHIBIT INDEX

No.               Exhibit                                     Footnote
---------         -----------------------------------          -------
3.(i)             Restated Articles of Organization, as         (5)
                    amended to date

3.(ii)            Bylaws of the Company, as amended             (1)
                    to date

4.1               Specimen Common Stock Certificate             (4)

4.2               Specimen Preferred Stock Purchase             (2)
                    Rights Certificate

4.3               Amended and Restated Independent              (6)
                    Bank Corp. 1987 Incentive Stock
                    Option Plan ("Stock Option Plan").
                    (Management contract under Item
                    601(10)(iii)(A).

4.4               Independent Bank Corp. 1996                   (8)
                    Non-Employee Directors' Stock
                    Option Plan (Management contract
                    under Item 901(10)(iii)(A)).

4.5               Independent Bank Corp. 1997                   (9)
                    Employee Stock Option Plan
                    (Management contract under
                    Item 601 (10)(iii)(A)).

10.1              Amendment No. 1 to Third Amended and           E-44
                    Restated Employment Agreement between the
                    Company, Rockland and Douglas H.
                    Philipsen, dated July 8, 1998
                    ("Philipsen Employment Agreement").
                    (Management contract under Item
                    601(10)(iii)(A)).

10.3              Amendment No. 1 to Second Amended and          E-48
                    Restated Employment Agreement between
                    Rockland Trust Company and Richard
                    F. Driscoll, dated July 8, 1998
                    (the "Driscoll Agreement").
                    Employment Agreements between
                    Rockland and Richard J. Seaman,
                    Ferdinand T. Kelley, Debra A. Charbonnet,
                    and Raymond G. Fuerschbach are
                    substantially similar to the Driscoll
                    agreement.  (Management contract
                    under Item 601(10)(iii)(A)).




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

23                Consent of Independent Public               E - 52
                    Accountants

27                Financial Data Schedule                     E - 53


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

     (b) There were no reports on Form 8-K filed by the Company during the three months ended December 31, 1998.

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

                                         INDEPENDENT BANK CORP.


Date: March 11, 1999                     /s/ Douglas H. Philipsen,
                                         Chairman of the Board, Chief
                                         Executive Officer and President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the followings persons on behalf of the Registrant and in the capacities and on the dates indicated. Each person whose signature appears below hereby makes, constitutes and appoints Douglas H. Philipsen and Richard Seaman and each of them acting individually, his true and lawful attorneys, with full power to sign for such person and in such person's name and capacity indicated below any and all amendments to this Form 10-K, hereby ratifying and confirming such person's signature as it may be signed by said attorneys to any and all amendments.


/s/ Richard S. Anderson                              Date:  March 11, 1999
Richard S. Anderson
Director


/s/ Donald K. Atkins                                 Date:  March 11, 1999
Donald K. Atkins
Director


/s/ W. Paul Clark                                    Date:  March 11, 1999
W. Paul Clark
Director


/s/ Robert L. Cushing                                Date:  March 11, 1999
Robert L. Cushing
Director


/s/ Benjamin A Gilmore, II                           Date:  March 11, 1999
Benjamin A. Gilmore, II
Director

/s/ Lawrence M. Levinson                             Date:  March 11, 1999
Lawrence M. Levinson
Director


/s/ Richard H. Sgarzi                                Date:    March 11, 1999
---------------------
Richard H. Sgarzi
Director


/s/ Robert J. Spence                                 Date:    March 11, 1999
---------------------------
Robert J. Spence
Director


/s/ William J. Spence                                Date:    March 11, 1999
---------------------
William J. Spence
Director


/s/ Brian S. Tedeschi                                Date:    March 11, 1999
---------------------
Brian S. Tedeschi
Director


/s/ Thomas J. Teuten                                 Date:    March 11, 1999
--------------------
Thomas J. Teuten
Director


/s/ Richard J. Seaman                                Date:    March 11, 1999
---------------------
Richard J. Seaman
Chief Financial Officer and Treasurer
(principal financial and accounting officer)