Form 10-Q
period 1999-03-31
INDEPENDENT BANK CORP
filed 1999-05-14
CIK 776901

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999
                         Commission File Number: 1-9047

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

                        Yes   X             No


         As of May 1,1999 there were 14,164,241 shares of the issuer's common stock outstanding.

                                      INDEX


PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

            Consolidated Balance Sheets - March 31, 1999 and
                 December 31, 1998

            Consolidated Statements of Income - Three months ended March 31,
                 1999 and 1998

            Consolidated Statements of Cash Flows - Three months ended
                 March 31, 1999 and 1998

            Notes to Consolidated Financial Statements - March 31, 1999

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
            of Operations

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

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

Item 4.               Submission of Matters to a Vote of Security Holders

Item 5.               Other Information

Item 6.               Exhibits and Reports on Form 8-K

PART 1  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                             INDEPENDENT BANK CORP.
                           CONSOLIDATED BALANCE SHEETS
                           (UNAUDITED - IN THOUSANDS)

                                                                               MARCH 31,     DECEMBER 31,
                                                                                 1999          1998
                                                                             ----------------------------
ASSETS
  Cash and Due From Banks                                                    $    43,945    $    47,755
 Federal Funds Sold                                                               11,522         38,443
  Securities Held To Maturity                                                    264,480        284,944
  Securities Available For Sale                                                  200,705        195,199
  Federal Home Loan Bank Stock                                                    17,036         16,035
  Loans, Net of Unearned Discount                                                973,211        941,112
   Less: Reserve for Possible Loan Losses                                        (13,896)       (13,695)
-------------------------------------------------------------------------------------------------------
      Net Loans                                                                  959,315        927,417
-------------------------------------------------------------------------------------------------------
  Bank Premises and Equipment                                                     15,454         15,200
  Other Real Estate Owned                                                            126            -
  Other Assets                                                                    51,273         50,076
-------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                 $ 1,563,856    $ 1,575,069
-------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------
LIABILITIES
  Deposits
    Demand Deposits                                                          $   205,603    $   219,090
    Savings and Interest Checking Accounts                                       275,968        278,306
    Money Market and Super Interest Checking Accounts                            108,251        113,811
    Time Certificates of Deposit over $100,000                                    94,065         95,706
    Other Time Deposits                                                          349,546        336,404
-------------------------------------------------------------------------------------------------------
      Total Deposits                                                           1,033,433      1,043,317
-------------------------------------------------------------------------------------------------------
  Federal Funds Purchased and Assets Sold Under Repurchase Agreements             80,812         82,376
  Federal Home Loan Bank Borrowings                                              311,224        313,724
  Treasury Tax and Loan Notes                                                      1,555            471
  Other Liabilities                                                               14,534         10,583
-------------------------------------------------------------------------------------------------------
      Total Liabilities                                                        1,441,558      1,450,471
-------------------------------------------------------------------------------------------------------
Corporation-obligated mandatorily redeemable trust preferred securities of subsidiary trust holding solely junior subordinated debentures of the
    Corporation                                                                   28,750         28,750
STOCKHOLDERS' EQUITY
  Common Stock, $.01 par value Authorized: 30,000,000 Shares
    Outstanding: 14,863,821 Shares at March 31, 1999
      and 14,863,821 at  December 31, 1998                                           149            149
   Treasury Stock: 701,043 Shares at March 31, 1999
      and 406,638 Shares at December 31, 1998                                    (10,936)        (6,431)
  Surplus                                                                         45,119         45,303
  Retained Earnings                                                               58,620         56,063
Other Accumulated Comprehensive Income, Net of Tax                                   596            764
-------------------------------------------------------------------------------------------------------
      Total Stockholders' Equity                                                  93,548         95,848
-------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES, MINORITY INTEREST  & STOCKHOLDERS' EQUITY                 $ 1,563,856    $ 1,575,069
-------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------

                             INDEPENDENT BANK CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
                           (UNAUDITED - IN THOUSANDS)

                                                                         THREE MONTHS ENDED
                                                                      MARCH 31,           MARCH 31,
                                                                       1999                  1998
---------------------------------------------------------------------------------------------------
INTEREST INCOME
   Interest on Loans                                                   $19,556              $18,440
   Interest and Dividends on Securities                                  7,886                7,522
   Interest on Federal Funds Sold                                          165                  123
---------------------------------------------------------------------------------------------------
      Total Interest Income                                             27,607               26,085
---------------------------------------------------------------------------------------------------
INTEREST EXPENSE
   Interest on Deposits                                                  7,472                7,819
   Interest on Borrowed Funds                                            5,273                3,840
---------------------------------------------------------------------------------------------------
      Total Interest Expense                                            12,745               11,659
---------------------------------------------------------------------------------------------------
   Net Interest Income                                                  14,862               14,426
---------------------------------------------------------------------------------------------------
PROVISION FOR POSSIBLE LOAN LOSSES                                         981                  907
---------------------------------------------------------------------------------------------------
   Net Interest Income After Provision
      For Possible Loan Losses                                          13,881               13,519
---------------------------------------------------------------------------------------------------
NON-INTEREST INCOME
   Service Charges on Deposit Accounts                                   1,271                1,329
   Trust and Investment Services Income                                    917                  893
   Mortgage Banking Income                                                 501                  468
   Other Non-Interest Income                                               736                  397
---------------------------------------------------------------------------------------------------
      Total Non-Interest Income                                          3,425                3,087
---------------------------------------------------------------------------------------------------
NON-INTEREST EXPENSES
   Salaries and Employee Benefits                                        5,662                5,001
   Occupancy Expenses                                                      961                  999
   Equipment Expenses                                                      767                  730
   Other Non-Interest Expenses                                           3,719                3,638
---------------------------------------------------------------------------------------------------
      Total Non-Interest Expenses                                       11,109               10,368
---------------------------------------------------------------------------------------------------
   Minority Interest                                                       667                  667
INCOME BEFORE INCOME TAXES                                               5,530                5,571
PROVISION FOR INCOME TAXES                                               1,684                1,866
---------------------------------------------------------------------------------------------------
NET INCOME                                                              $3,846               $3,705
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE                                                 $0.27                $0.25
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------
DILUTED EARNINGS PER SHARE                                               $0.27                $0.25
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------
Weighted average common shares (Basic)                              14,312,093           14,828,992
Common stock equivalents                                               169,506              253,334
---------------------------------------------------------------------------------------------------
Weighted average common shares (Diluted)                            14,481,599           15,082,326
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------

                             INDEPENDENT BANK CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED - IN THOUSANDS)

                                                         THREE MONTHS ENDED MARCH 31,
                                                               1999        1998
                                                         ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                $  3,846    $  3,705
  ADJUSTMENTS TO RECONCILE NET INCOME TO
    NET CASH PROVIDED FROM OPERATING ACTIVITIES:
    Depreciation and amortization                              1,270         953
    Provision for loan losses                                    981         907
    Loans originated for resale                              (16,793)    (17,461)
    Proceeds from mortgage loan sales                         16,730      17,429
    Loss on sale of mortgages                                     63          32
    Gain on mortgage servicing rights                            (97)       (155)
    Other Real Estate Owned recoveries                           -           (77)
    Changes in assets and liabilities:
       Decrease / (Increase) in other assets                  (1,100)      1,290
       Increase in other liabilities                           4,063       3,096
--------------------------------------------------------------------------------
TOTAL ADJUSTMENTS                                              5,117       6,014
--------------------------------------------------------------------------------
    NET CASH PROVIDED FROM OPERATING ACTIVITIES                8,963       9,719
--------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from maturities of Investment Securities         36,108      33,538
    Purchase of Investment Securities                        (22,874)    (15,917)
    Net increase in Loans                                    (33,005)    (24,104)
    Proceeds from sale of Other Real Estate Owned                -           159
    Investment in Bank Premises and Equipment                 (1,055)       (314)
--------------------------------------------------------------------------------
    NET CASH USED IN INVESTING ACTIVITIES                    (20,826)     (6,638)
--------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net decrease in Deposits                                  (9,884)    (38,945)
    Net increase / (decrease) in Federal Funds Purchased
      and Assets Sold Under Repurchase Agreements             (1,564)     10,313
    Net increase / (decrease)  in FHLB Borrowings             (2,500)     12,000
    Net increase / (decrease) in TT&L Notes                    1,084        (212)
    Dividends Paid                                            (1,315)     (1,484)
    Purchase of Treasury Shares                               (4,787)        -
    Proceeds from stock issuance                                  98         304
--------------------------------------------------------------------------------
    NET CASH PROVIDED FROM (USED IN) FINANCING ACTIVITIES    (18,868)    (18,024)
--------------------------------------------------------------------------------
  NET DECREASE IN CASH AND CASH EQUIVALENTS                  (30,731)    (14,943)
  CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE YEAR      86,198      65,016

--------------------------------------------------------------------------------
    CASH AND CASH EQUIVALENTS AS OF MARCH 31,               $ 55,467    $ 50,073
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


BASIS OF PRESENTATION

         Independent Bank Corp. (the "Company") is a state chartered, federally registered bank holding company headquartered in Rockland, Massachusetts. The Company is the sole stockholder of Rockland Trust Company ("Rockland" or "the Bank"), a Massachusetts trust company chartered in 1907. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999 or any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

RECENT ACCOUNTING DEVELOPMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in income unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the statement of income and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement the statement as of the beginning of any fiscal quarter after issuance (that is, financial quarters beginning June 16, 1998 and thereafter). SFAS No. 133 cannot be applied retroactively. SFAS No. 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired or substantively modified after December 31, 1997 (and, at the Company's election, before January 1, 1998). The Company has not yet quantified the impact of adopting SFAS No. 133 on its consolidated financial statements and has not determined the timing nor method of its adoption of the statement. However, the Company does not expect that the adoption of this statement will have a material impact on its financial position or results of operations.

         In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires computer software costs associated with internal-use software to be expensed as incurred until certain capitalization criteria are met. This statement was adopted January 1, 1999 and did not have a material impact on the Company's financial position.

          In April 1998, AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 requires all costs associated with pre-opening and organization activities to be expensed as incurred. This statement was adopted January 1, 1999 and did not have a material impact on the Company's financial position.


         In October 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." This statement requires that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. This statement was adopted January 1, 1999 and did not have a material impact on the Company's financial position.


EARNINGS PER SHARE

         In 1997, the Company adopted the provisions of Statement of Financial Accounting Standards Board No. 128, "Earnings per Share." This statement was issued by the Financial Accounting Standards Board in March 1997 and establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. This statement replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerators and denominators of the basic and diluted EPS computations. This statement also requires a restatement of all prior period EPS data presented.


                                              NET INCOME               WEIGHTED AVERAGE SHARES        NET INCOME PER SHARE
                                          March 31,     March 31,       March 31,    March 31,       March 31,          March 31,
                                           1999          1998            1999         1998            1999               1998
                                 ---------------------------------------------------------------------------------------------
Basic EPS                                $3,846        $3,705          14,312       14,829           $0.27              $0.25
Effect of dilutive securities                 -             -             170          253               -                  -
                                 ---------------------------------------------------------------------------------------------
Diluted EPS                              $3,846        $3,705          14,482       15,082           $0.27              $0.25
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


                                                                                   March 31,
                                                                                1999      1998
Net Income                                                                     $3,846    $3,705
Change in unrealized gain/(loss) on securities available for sale                (168)     (138)
Less: reclassification adjustment for losses included in net income                 -         -
                                                                           ---------------------
Comprehensive Income                                                           $3,678    $3,567
                                                                           ---------------------

SEGMENT INFORMATION

         On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for reporting operating segments of a business enterprise. The new rules establish revised standards for public companies relating to the reporting of financial and descriptive information about their operating segments in financial statements. Operating segments are components of an enterprise, which are evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The Company's chief operating decision-maker is the President, Chief Executive Officer and Chairman of the Board of the Company. The adoption of SFAS No. 131 did not have a material effect on the Company's primary financial statements, but did result in the disclosure of segment information contained herein. The Company has identified its reportable operating business segment as Community Banking, based on how the business is strategically managed.
         The Company's community banking business segment consists of commercial banking, retail banking and trust services. The community banking business segment is managed as a single strategic unit which derives it's revenues from a wide range of banking services, including lending activities, acceptance of demand, savings and time deposits, trust and investment management, and mortgage servicing income from investors.
          Non reportable operating segments of the Company's operations which do not have similar characteristics to the community banking operations and do not meet the quantitative thresholds requiring disclosure, are included in the Other category in the disclosure of business segments below. These non-reportable segments include parent company financial information. Consolidation adjustments are also included in the Other category.
         The accounting policies used in the disclosure of business segments are the same as those described in Note 1 "Summary of significant accounting policies" of the Company's "1998 Annual Report" included in Form 10K. The consolidation adjustments reflect certain eliminations of inter-segment revenue, cash and Parent Company investments in subsidiaries.


                                    RECONCILIATION TO CONSOLIDATED FINANCIAL INFORMATION
                                                    Community                    Other Adjustments
                                                     Banking         Other       and Eliminations     Consolidated
March 31, 1999
       Securities, Available for Sale               $480,821         $1,400                   $0          $482,221
           and Held to Maturity
       Total Assets                                1,560,106        154,262             (150,512)        1,563,856
       Total Deposits                              1,052,049            -                (18,616)        1,033,433
       Total Liabilities                          $1,458,752     $   31,074            $ (48,268)       $1,441,558

      Total Interest Income                           27,578            866                 (837)           27,607
      Total Interest Expense                          12,894            688                 (837)           12,745
      Net Interest Income                             14,684            178                  -              14,862



      Provisions for Possible Loan Losses                981            -                    -                 981
      Total Non-Interest Income                        3,424          4,411               (4,410)            3,425
      Total Non-Interest Expense                      11,054             55                  -              11,109
      Net Income                                  $    4,389       $   3,867              $(4,410)       $    3,846

March 31, 1998
       Securities, Available for Sale             $  436,446       $  1,400           $        0        $  437,846
          and Held to Maturity
       Total Assets                                1,354,532        155,658             (151,615)        1,358,575
       Total Deposits                                977,544            -                (28,341)          949,203
       Total Liabilities                           1,263,291         31,138              (59,484)        1,234,945

      Total Interest Income                           26,056            987                 (958)           26,085
      Total Interest Expense                          11,929            688                 (958)           11,659
      Net Interest Income                             14,127            299                  -              14,426
      Provisions for Possible Loan Losses                907            -                    -                 907
      Total Non-Interest Income                        3,086          4,151               (4,150)            3,087
      Total Non-Interest Expense                      10,310             58                  -              10,368
      Net Income                                  $    4,130       $  3,726           ($   4,151)       $    3,705


                     REPORTABLE SEGMENT SPECIFIC INFORMATION

                                                                   Community Banking
                                                                         March 31,
                                                                   1999         1998
     Interest Income
        Interest on Loans                                         $19,556      $18,440
        Interest and Dividends on Securities                        7,857        7,493
        Interest on Federal Funds Sold                                165          123
     Total Interest Income                                         27,578       26,056
     Interest Expense
        Interest on Deposits                                        7,621        8,089
        Interest on Borrowings                                      5,273        3,840
     Total Interest Expense                                        12,894       11,929
     Non-Interest Income
        Service Charges on Deposit Accounts                         1,271        1,329
        Trust and Financial Services Income                           917          893
        Mortgage Banking Income                                       501          468
        Other Non-Interest Income                                     735          396
     Total Non-Interest Income                                      3,424        3,086
     Non-Interest Expenses
        Salaries and Employee Benefits                              5,662        5,001
        Occupancy Expenses                                            961          999
        Equipment Expenses                                            767          730
        Other Non-Interest Expenses                                 3,664        3,580
     Total Non-Interest Expense                                    11,054       10,310
     Net Income                                                   $ 4,389      $ 4,130


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            FOR THE QUARTER ENDED MARCH 31, 1999

SUMMARY
         For the three months ended March 31, 1999, Independent Bank Corp. (the Company) recorded net income of $3.85 million, compared with net income of $3.71 million for the same period last year. Diluted and Basic earnings per share were $.27 for the quarter ended March 31, 1999 versus $.25 per share for the prior year. Per share earnings have been calculated in accordance with SFAS No. 128, "Earnings per Share." This improvement in 1999 is primarily due to increased net interest income.

         Interest income associated with loan growth and a higher securities portfolio, net of funding costs, contributed to an increase in net interest income of $.5 million (to $14.9 million in 1999 from $14.4 million) in 1998. The provision for loan losses increased to $981,000 for the first three months of 1999 compared with $907,000 for the same period last year consistent with loan growth. Non-interest income and non-interest expenses increased 10.95% and 7.15% respectively from the same period last year.

         The annualized consolidated returns on average equity and average assets for the first three months of 1999 were 16.13% and .99%, respectively. This compares to annualized consolidated returns on average equity and average assets for the first three months of 1998 of 15.66% and 1.09%, respectively.

         As of March 31, 1999, total assets amounted to $1.6 billion, a decrease of $11.2 million or less than 1.00% over the 1998 year end balance. Loans, net of unearned discount, increased $32.1 million, or 3.4%, since year-end 1998 due to strong commercial loan originations. Investments decreased by $14.0 million, or 2.8% from year-end 1998, primarily due to prepayments. Deposit balances have decreased by $9.9 million since year-end 1998, reflecting normal seasonal fluctuations, while borrowings have decreased by $3.0 million, or less than 1.0%.

         Nonperforming assets totaled $5.3 million as of March 31, 1999 down from $5.4 million on December 31, 1998. Nonperforming assets for both periods represented 34 basis points of total assets.

NET INTEREST INCOME
         The discussion of net interest income that follows is presented on a fully tax-equivalent basis. Net interest income for the three months ended March 31, 1999, amounted to $15.1 million, an increase of $.5 million, or 3.6%, from the comparable 1998 time frame. The Company's interest rate spread (the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities) decreased by 17 basis points. This reflects the current pressure on interest rates in the market.

         The average balance of interest-earning assets for the first three months of 1999 was $159.9 million, or 12.3%, higher than the comparable 1998 time frame, while the average balance of interest-bearing liabilities was $171.3 million, or 16.4% higher. The Company's net interest margin for the first three months of 1999 was 4.15% as compared to 4.49% for the comparable 1998 time frame. The Bank purchased $30 million of bank-owned life insurance ("BOLI") in the fourth quarter of 1998. The funding for the BOLI is reflected in net interest income and is a component of the decrease in the net interest margin. The pre-tax benefit of BOLI is captured in non-interest income. Another contributing factor to the drop in margin is the continued downward pressure on interest rates. The prime lending rate has dropped 0.75% since this time last year.

         Income from interest-earning assets amounted to $27.9 million for the three months ended March 31, 1999, an increase of $1.6 million, or 6.16%, from the first three months of 1998. The average balance of taxable investment securities increased by $22.2 million, or 5.2% and the average balance of loans, net of unearned discount, increased $114.4 million, or 13.6% resulting from increases in both the commercial real estate portfolio and indirect automobile lending.

         Interest income is impacted by changes in market rates of interest due to variable and floating rate loans in the Company's portfolio. At March 31, 1999, loans having interest rates which adjust in accordance with changes in the Company's base lending rate or other market indices amounted to approximately $246.2 million, or 25.3% of loans, net of unearned discount.

         Interest income is also impacted by the amount of non-performing loans. The amount of interest due, but not recognized, on non-performing loans amounted to approximately $108,000 for the three months ended March 31, 1999, compared to $115,000 for the three months ended March 31, 1998.

         The growth in interest earning assets was funded primarily by borrowings. Average interest bearing deposits increased by $33.9 million, or 4.4%, for the first three months of 1999 over the same period last year, primarily in the consumer certificate of deposit category. For the three months ended March 31, 1999, average borrowings were $137.3 million, or 51.5%, higher than the first three months of 1998. Interest expense on deposits and borrowings increased by $1.09 million, or 9.3%, to $12.7 million in the first quarter of 1999 as compared to the same period last year.

PROVISION FOR POSSIBLE LOAN LOSSES

         The provision for possible loan losses represents the charge to expense that is required to fund the reserve for possible loan losses. Management of the Company, based upon known and anticipated circumstances and conditions, determines the level of the reserve for possible loan losses. An analysis of individual loans and the overall risk characteristics and size of the different loan portfolios is conducted on an ongoing basis. In addition, the Company considers industry trends, regional and national economic conditions, past estimates of possible losses as compared to actual losses, and historical loss patterns. Management assesses the adequacy of the reserve for possible loan losses and reviews that assessment quarterly with the Board of Directors.

         For the three months ended March 31, 1999, Management increased the provision for possible loan losses, consistent with the level of loan growth experienced, to $981,000 as compared to $907,000 for the same period last year. For the first three months of 1999, loans charged-off, net of recoveries of loans previously charged-off, amounted to $780,000 as compared to $246,000 for the comparable 1998 time frame.

         As of March 31, 1999, the ratio of the reserve for possible loan losses to loans, net of unearned discount, was 1.43%, as compared to the 1998 year-end level of 1.46%. The ratio of the reserve for possible loan losses to non-performing loans was 267.5% at March 31, 1999, higher than the 255.7% coverage recorded at year-end.

NON-INTEREST INCOME


         Non-interest income for the three months ended March 31, 1999 was $3.4 million, compared to $3.1 million for the same period in 1998. Income from Trust and Financial Services increased by $24,000, or 2.7%. The March 1998 quarter included a non-recurring recovery of $77,000 associated with a former real estate owned property. As mentioned above, the Bank purchased $30 million of BOLI in the fourth quarter of 1998. The pre-tax benefit of BOLI, $393,000 in the first quarter of 1999, is reflected in non-interest income.


NON-INTEREST EXPENSES

         Non-interest expenses totaled $11.1 million for the three months ended March 31, 1999, a $741,000 increase from the comparable 1998 period. Salaries and employee benefits increased by $661,000, or 13.2%, due to the fact that the personal computer and networking department was transferred to the Bank from Alltel, the Bank's data processing partner. Wage inflation, resulting from the tight labor market, was also a significant contributor to that increase. Occupancy and equipment expenses were flat and other non-interest expense reflects a modest 2.2% or $81,000 increase year over year.

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

         The Trust Preferred Securities are presented in the consolidated balance sheets of the Company entitled "Corporation-Obligated Mandatorily Redeemable Trust Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures of the Corporation". The Company records distributions payable on the Trust Preferred Securities as minority interest expense in its consolidated statements of income. The minority interest expense for the three months ended March 31, 1999 and March 31, 1998 was $667,000.

INCOME TAXES

         The Company records income tax expense pursuant to Statement of Financial Accounting Standards No. 109, "Accounting For Income Taxes". The Company evaluates the deferred tax asset and the valuation reserve on a quarterly basis. The Company's effective tax rates for the three months ended March 31, 1999 and 1998 were 30.5% and 33.5% respectively.

ASSET/LIABILITY MANAGEMENT

         The principal objective of the Company's asset/liability management strategy is to reduce the vulnerability of the Company to changes in interest rates. This is accomplished by managing the volume of assets and liabilities maturing, or subject to repricing, and by adjusting rates in relation to market conditions to influence volumes and spreads.

         The effect of interest rate volatility on net interest income is minimized when the interest sensitivity gap (the difference between assets and liabilities that reprice within a given time period) is the smallest. Given the inherent uncertainty of future interest rates, the Bank's Asset/Liability Management Committee evaluates the interest sensitivity gap and executes strategies, which may include off-balance sheet activities, in an effort to minimize the Company's exposure to interest rate movements while providing adequate earnings in the most likely future interest rate environments.

         Beginning in 1992, Rockland entered into interest rate swap agreements as a hedge against stable or declining interest rates. As of March 31, 1999, the Bank had one interest rate swap agreement with a total notional value of $20 million. This swap was arranged through an international banking institution and matures in June 1999. The Bank receives fixed rate payments and pays a variable rate of interest tied to 3-month LIBOR.

INTEREST RATE RISK

         Interest rate risk is the sensitivity of income to variations in interest rates over both short-term and long-term horizons. The primary goal of interest-rate risk management is to control this risk within limits approved by the Board and narrower guidelines approved by the Asset/Liability Management Committee. These limits and guidelines reflect the Company's tolerance for interest-rate risk by identifying exposures and quantifying and hedging them. The Company quantifies its interest-rate exposures using simulation models, as well as simpler gap analyses. The Company manages its interest-rate exposure using a combination of on and off balance sheet instruments, primarily fixed-rate portfolio securities, interest rate swaps and options.

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


        Rate Change                                 Estimated Exposure as %
       (Basis Points)                                of Net Interest Income
--------------------------------------------------------------------------------
          +200                                             (1.72%)
          -200                                              1.30%


LIQUIDITY AND CAPITAL

         Liquidity, as it pertains to the Company, is the ability to generate cash in the most economical way, in order to meet ongoing obligations to pay deposit withdrawals and to fund loan commitments. The Company's primary sources of funds are deposits, borrowings, and the amortization, prepayment, and maturities of loans and investments.

         A strong source of liquidity is the Company's core deposits, those deposits which management considers, based on experience, not likely to be withdrawn in the near term. The Company utilizes its extensive branch-banking network to attract retail customers who provide a stable source of core deposits. The Company has established five repurchase agreements with major brokerage firms as potential sources of liquidity. On March 31, 1999 the Company had $35.6 million outstanding under such lines classified on the Balance Sheet as "Federal Funds Purchased and Assets Sold Under Repurchase Agreements". As an additional source of funds, the Bank has entered into repurchase agreements with customers totaling $45.3 million at March 31, 1999. As a member of the Federal Home Loan Bank, Rockland has access to approximately $358.7 million of borrowing capacity. At March 31, 1999, the Bank had $311.2 million outstanding under such lines. The Company actively manages its liquidity position under the direction of the Bank's Asset/Liability Management Committee. Periodic review under formal policies and procedures is intended to ensure that the Company will maintain access to adequate levels of available funds. At March 31, 1999, the Company's liquidity position was well above policy guidelines.

CAPITAL RESOURCES AND DIVIDENDS

         The Company and Rockland are subject to capital requirements established by the Federal Reserve Board and the FDIC, respectively. One key measure of capital adequacy is the risk-based ratio for which the regulatory agencies have established minimum requirements of 4.00% and 8.00% for Tier 1 risk-based capital and total risk-based capital, respectively. As of March 31, 1999, the Company had a Tier 1 risked-based capital ratio of 10.97% and a total risked-based capital ratio of 12.13%. Rockland had a Tier 1 risked-based capital ratio of 9.06% and a total risked-based capital ratio of 10.31% as of the same date.

         An additional capital requirement of a minimum 4.00% Tier 1 leverage capital is mandated by the regulatory agencies. As of March 31, 1999, the Company and the Bank had Tier 1 leverage capital ratios of 7.69% and 6.42%, respectively.

         In March, the Company's Board of Directors declared a cash dividend of $.10 per share to shareholders of record as of March 26, 1999. This dividend was paid on April 9, 1999. On an annualized basis, the dividend payout ratio amounted to 36.4% of the trailing four quarters earnings.

YEAR 2000 READINESS DISCLOSURE

         THE COMPANY'S STATE OF READINESS The Company has developed plans to address the possible exposure related to the impact of the Year 2000 on its computer systems and key service providers. Senior Management and the Board of Directors approved these plans. The following five phases were identified as critical to the success of the Company's Year 2000 plan:


PHASE                          DESCRIPTION                               PROGRESS/ANTICIPATED COMPLETION
Awareness         Process that identifies the Year 2000        Complete.
                  (Y2K) problem, establishes a project
                  team and develops a plan to rectify.

Assessment        Inventory of Information Technology          Complete. Assessments need continual update based
                  (IT) and Non-IT systems, vendors.            on changes to inventory i.e., new vendor relationships,
                  Assign priorities based upon level of        additional equipment purchases.
                  risk. Establish continual monitoring
                  process.

Renovation        Code enhancements, hardware,                 See Note (1). The Company has been advised by its key
                  software upgrades                            third party software vendors that software renovation is
                                                               complete. Management performed comprehensive tests
                                                               to ensure compliance.

Validation        Process where upgraded hardware,             The Company's testing program for mission critical systems




                  software etc. is tested.                     began in September 1998 and concluded
                                                               successfully in March 1999. This allows the rest of 1999
                                                               for additional system renovation and testing, if the need
                                                               should arise.

Implementation    Systems should be certified as Year          The Y2K ready versions of critical mainframe software applications
                  2000 (Y2K) compliant and put into            were put into production in February 1999.  Many of the Company's
                  production.                                  P.C. applications are already Y2K compliant. The remaining
                                                               P.C. applications will be converted to a Y2K compliant version throughout 1999.


NOTES:
         (1) The Company relies upon third party vendors to provide the Bank with various products and services that are fundamental to its delivery of products and services to customers. These third party vendors are responsible for the renovations and replacements necessary to achieve Year 2000 compliance for their products and services. The Bank has established a process that will continually monitor and test these vendors' abilities to achieve Year 2000 compliance.

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

THE COSTS TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES The Company expects to incur costs to replace existing personal computer hardware and software, which will be capitalized and amortized in accordance with the Company's existing accounting policy. The replacement of this hardware and software is, with few exceptions, a component of the Company's existing technology plan and not as a result of Year 2000 deficiencies. In addition to capitalizing hardware and software, the Company will incur expenses in 1998 and 1999, estimated to be $500,000, which represents the out of pocket costs to address the Year 2000 problem. These costs totaled $131,000 for the year ended 1998 and $50,000 for the three months ended March 31, 1999. This cost estimate does not include the existing cost of the Data Processing Facilities Management Agreement with Alltel. A large part of the resources associated with this agreement are dedicated to the Year 2000 Project. Under other circumstances, these resources could be employed in improving customer services and the introduction of new products. It is difficult to estimate this lost opportunity cost.

THE RISKS OF THE COMPANY'S YEAR 2000 ISSUES All financial institutions are heavily dependent on technology and the services of third party vendors in the delivery of products and services. An interruption in these services would severely hamper the Company's ability to provide products and services to its customers. For example, without telephone, power, or mainframe computer access in 2000 the Company would have to resort to manual processing in order to serve customers. This type of scenario could not continue indefinitely without severe erosion in service levels and consequently earnings. An additional type of risk that banks face is customer risk. Specifically, large corporate borrowers face many of the Year 2000 issues that the Bank faces. To the extent that many of these issues are not resolved and the viability of the borrower organization is compromised, a credit risk issue could be created for the Bank. Management has initiated a process to monitor and manage the customer risk posed in this type of scenario. Bank regulatory agencies have issued guidance as to the standards they will use when assessing Year 2000 readiness. The failure of a financial institution, such as the Company, to take appropriate steps to address deficiencies in its Year 2000 project management process may result in regulatory enforcement actions which could have material adverse effect on the institution, result in the imposition of civil money penalties, or result in the delay (or receipt of an unfavorable or critical evaluation of the management of a financial institution in connection with regulatory review) of applications seeking to acquire other entities or otherwise expand the institution's activities.

THE COMPANY'S CONTINGENCY PLANS The Company has developed contingency plans in response to the Year 2000 challenge:

REMEDIATION PLAN. This plan is designed to mitigate the risks associated with the failure to successfully complete renovation, validation, and implementation of mission-critical systems. The plan would be invoked in the event of unsuccessful testing of a mission critical system and includes the designation of alternate vendors that would essentially constitute replacement of the existing vendor with a new one.

BUSINESS INTERRUPTION PLAN This plan of action ensures the ability of the Bank to continue functioning as a business entity in the event of unanticipated systems failures at critical dates prior to, on and after the Year 2000. The base assumptions of this plan are:

          - Regional utility and telecommunication outages
          - Spotty utility and telecommunication outages
          - Failure of the Company's software applications to function in the Year 2000.

The Company has developed a strategy to deal with each of the assumptions, including but not limited to; manual workarounds, limited hours of operation and the possibility of backup item processing support.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Information required by this Item 3 is included in Item 2 of Part I of this Form 10-Q, entitled "Management's Discussion and Analysis."

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities and Use of Proceeds - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders  - None

Item 5.  Other Information

                      The financial information detailed below is included hereafter in this report:

                      Consolidated Statements of Changes in Stockholders' Equity
                           Three months ended March 31, 1999 and the year ended December 31, 1998

                      Consolidated Average Balance Sheet and Average Rate Data - Three months ended March 31, 1999 and 1998.

Item 6.  Exhibits and Reports on Form 8-K

                      (a) Exhibits

                             NO                                        PAGE
                             --                                      --------
                             27 Financial Data Schedule                E-1

                      (b) Reports on Form 8-K

                            The Company did not file any reports on Form 8-K during the quarter ended March 31, 1999.

                             INDEPENDENT BANK CORP.
                       CONSOLIDATED STATEMENTS OF CHANGES
                             IN STOCKHOLDERS' EQUITY
                           (UNAUDITED - IN THOUSANDS)


                                                                                                              OTHER
                                                    COMMON        TREASURY                     RETAINED   COMPREHENSIVE
                                                    STOCK           STOCK       SURPLUS        EARNINGS        INCOME       TOTAL
---------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1998                              $148             -         $45,147        $45,825        $ 1,373    $92,493
Net Income                                                                                       16,139                    16,139
Cash Dividends Declared ($.34 per share)                                                         (5,901)                   (5,901)
Proceeds from Exercise of Stock Options                  1             409           156                                      566
Repurchase Common Stock                                             (6,840)                                                (6,840)
Change in Unrealized Gain (Loss) on Investments                                                                   (609)
Available for Sale, Net of Tax                                                                                               (609)
---------------------------------------------------------------------------------------------------------------------------------
  Balance, December 31, 1998                           149          (6,431)       45,303         56,063            764     95,848
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1999                               149                        45,303         56,063            764     95,848
Net Income                                                                                        3,846                     3,846
Dividends Declared ($.10 per share)                                                              (1,289)                   (1,289)
Proceeds from Exercise of Stock Options                                282          (184)                                      98
Repurchase Common Stock                                             (4,787)                                                (4,787)
Change in Unrealized Gain on Investments
Available for Sale, Net of Tax                                                                                    (168)      (168)
---------------------------------------------------------------------------------------------------------------------------------
 Balance, March 31, 1999                              $149         (10,936)      $45,119        $58,620           $596    $93,548
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------

                             INDEPENDENT BANK CORP.
                       SUPPLEMENTAL FINANCIAL INFORMATION
            CONSOLIDATED AVERAGE BALANCE SHEET AND AVERAGE RATE DATA
                           (UNAUDITED - IN THOUSANDS)



                                                                        AVERAGE       INTEREST
                                                                      OUTSTANDING      EARNED/     AVERAGE
                                                                        BALANCE         PAID        YIELD
FOR THE THREE MONTHS ENDED MARCH 31,                                     1999           1999        1999
                                                                      -----------     --------     -------
Interest-Earning Assets
 Taxable Investment Securities                                         $  449,080      $ 7,355      6.55%
 Non-taxable Investment Securities                                         41,768          789      7.56%
 Loans, net of Unearned Discount                                          954,764       19,572      8.20%
 Federal Funds Sold                                                        14,486          165      4.56%
                                                                       ----------      -------      -----
 Total Interest-Earning Assets                                         $1,460,098      $27,881      7.64%
                                                                       ----------      -------      -----
                                                                                       -------      -----
 Cash and Due From Banks                                                   44,464
 Other Assets                                                              49,945
                                                                       ----------
 Total Assets                                                          $1,554,507
                                                                       ----------
                                                                       ----------

Interest-Bearing Liabilities
 Savings and Interest  Checking Accounts                               $  273,394      $ 1,210      1.77%
 Money Market & Super Interest Checking Accounts                          106,695          644      2.41%
 Time Deposits                                                            431,092        5,618      5.21%
 Federal Funds Purchased and Assets
  Sold Under Repurchase Agreements                                         80,884          957      4.73%
 Federal Home Loan Bank Borrowings                                        321,326        4,277      5.32%
 Treasury Tax and Loan Notes                                                2,039           39      7.65%
                                                                       ----------      -------      -----
 Total Interest-Bearing Liabilities                                    $1,215,430      $12,745      4.19%
                                                                       ----------      -------      -----
                                                                                       -------      -----
 Demand Deposits                                                          204,933
 Corporation-obligated mandatorily redeemable trust preferred
  securities of subsidiary trust holding solely junior subordinated        28,750
  debentures of the Corporation
 Other Liabilities                                                         10,015
                                                                       ----------
 Total Liabilities                                                      1,459,128
                                                                       ----------
 Stockholders' Equity                                                      95,379
                                                                       ----------
Total Liabilities and Stockholders' Equity                             $1,554,507
                                                                       ----------
                                                                       ----------

 Net Interest Income                                                                   $15,136
                                                                                       --------
                                                                                       --------

 Interest Rate Spread                                                                                3.44%
                                                                                                     -----
                                                                                                     -----

 Net Interest Margin                                                                                 4.15%
                                                                                                     -----
                                                                                                     -----

Interest income and yield are stated on a fully tax-equivalent basis
 The total amount of adjustment is $274 in 1999


                             INDEPENDENT BANK CORP.
                       SUPPLEMENTAL FINANCIAL INFORMATION
            CONSOLIDATED AVERAGE BALANCE SHEET AND AVERAGE RATE DATA
                           (UNAUDITED - IN THOUSANDS)


                                                                      AVERAGE    INTEREST
                                                                    OUTSTANDING   EARNED/    AVERAGE
                                                                      BALANCE      PAID       YIELD
FOR THE THREE MONTHS ENDED MARCH 31,                                   1998        1998       1998
                                                                    ------------ ---------  ---------
 Interest-Earning Assets
  Taxable Investment Securities                                     $   426,917   $ 7,229     6.77%
  Non-taxable Investment Securities                                      23,432       431     7.36%
  Loans, net of Unearned Discount                                       840,384    18,480     8.80%
  Federal Funds Sold                                                      9,423       123     5.22%
                                                                    -----------   -------     -----
  Total Interest-Earning Assets                                       1,300,156   $26,263     8.08%
                                                                    -----------   -------     -----
                                                                                  -------     -----
  Cash and Due From Banks                                                38,850
  Other Assets                                                           19,305
                                                                    -----------
  Total Assets                                                        1,358,311
                                                                    -----------
                                                                    -----------

 Interest-Bearing Liabilities
 Savings and Interest  Checking Accounts                             $  256,926   $ 1,335     2.08%
 Money Market & Super Interest Checking Accounts                        111,415       728     2.61%
 Time Deposits                                                          408,897     5,757     5.63%
 Federal Funds Purchased and Assets
    Sold Under Repurchase Agreements                                     38,631       564     5.84%
 Federal Home Loan Bank Borrowings                                      226,239     3,239     5.73%
 Treasury Tax and Loan Notes                                              2,038        36     7.07%
                                                                    -----------   -------     -----
 Total Interest-Bearing Liabilities                                  $1,044,146   $11,659     4.47%
                                                                    -----------   -------     -----
                                                                                  -------     -----
 Demand Deposits                                                        177,920
 Corporation-obligated mandatorily redeemable trust preferred securities of subsidiary trust holding solely junior subordinated
 debentures of the Corporation                                           28,750
 Other Liabilities                                                       12,837
                                                                    -----------
 Total Liabilities                                                    1,263,653
                                                                    -----------
 Stockholders' Equity                                                    94,658
                                                                    -----------
Total Liabilities and Stockholders' Equity                           $1,358,311
                                                                    -----------
                                                                    -----------

 Net Interest Income                                                              $14,604
                                                                                  -------
                                                                                  -------

 Interest Rate Spread                                                                         3.61%
                                                                                              -----
                                                                                              -----

 Net Interest Margin                                                                          4.49%
                                                                                              -----
                                                                                              -----

Interest income and yield are stated on a fully tax-equivalent basis.
 The total amount of adjustment is $177 in 1998.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       INDEPENDENT BANK CORP.
                                           (registrant)


Date: May 14, 1999                     /s/ Douglas H. Philipsen
                                       --------------------------------
                                           Douglas H. Philipsen
                                       Chairman of the Board, President
                                         and Chief Executive Officer


Date: May 14, 1999                     /s/ Richard J. Seaman
                                       --------------------------------
                                           Richard J. Seaman
                                          Chief Financial Officer
                                              and Treasurer
                                        (Principal Financial and
                                       Principal Accounting Officer)