Form 10-Q
period 1999-06-30
INDEPENDENT BANK CORP
filed 1999-08-13
CIK 776901

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999
                         Commission File Number: 1-9047

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

            Yes   X             No

      As of August 1,1999 there were 14,166,441 shares of the issuer's common stock outstanding.

                                      INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

               Consolidated Balance Sheets - June 30, 1999 and
                  December 31, 1998

               Consolidated Statements of Income - Six months and quarters ended
                  June 30, 1999 and 1998

               Consolidated Statements of Cash Flows - Six months ended June 30,
                  1999 and 1998

               Notes to Consolidated Financial Statements - June 30, 1999

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

Item 4.        Submission of Matters to a Vote of Security Holders

Item 5.        Other Information

Item 6.        Exhibits and Reports on Form 8-K

PART 1  FINANCIAL INFORMATION
Item 1. Financial Statements

                             INDEPENDENT BANK CORP.
                           CONSOLIDATED BALANCE SHEETS
                           (Unaudited - in thousands)

                                                                          JUNE 30,     DECEMBER 31,
                                                                            1999           1998
                                                                         --------------------------
ASSETS
  Cash and Due From Banks                                                   $46,638        $47,755
  Federal Funds Sold                                                         14,881         38,443
  Securities Held To Maturity                                               244,260        284,944
  Securities Available For Sale                                             172,961        195,199
  Federal Home Loan Bank Stock                                               17,036         16,035
  Loans, Net of Unearned Discount                                           995,439        941,112
   Less: Reserve for Possible Loan Losses                                   (14,360)       (13,695)
--------------------------------------------------------------------------------------------------
      Net Loans                                                             981,079        927,417
--------------------------------------------------------------------------------------------------
  Bank Premises and Equipment                                                15,298         15,200
  Other Real Estate Owned                                                       126             --
  Other Assets                                                               54,078         50,076
--------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                             $1,546,357     $1,575,069
==================================================================================================
LIABILITIES
  Deposits
    Demand Deposits                                                        $225,313       $219,090
    Savings and Interest Checking Accounts                                  281,070        278,306
    Money Market and Super Interest Checking Accounts                       109,935        113,811
    Time Certificates of Deposit over $100,000                              104,998         95,706
    Other Time Deposits                                                     357,214        336,404
--------------------------------------------------------------------------------------------------
      Total Deposits                                                      1,078,530      1,043,317
--------------------------------------------------------------------------------------------------
  Federal Funds Purchased and Assets Sold Under Repurchase Agreements        78,327         82,376
  Federal Home Loan Bank Borrowings                                         246,224        313,724
  Treasury Tax and Loan Notes                                                 8,231            471
  Other Liabilities                                                          12,550         10,583
--------------------------------------------------------------------------------------------------
      Total Liabilities                                                   1,423,862      1,450,471
--------------------------------------------------------------------------------------------------
Corporation-obligated mandatorily redeemable trust
  preferred securities of subsidiary trust holding
  solely junior subordinated debentures of the Corporation                   28,750         28,750
STOCKHOLDERS' EQUITY
  Common Stock, $.01 par value Authorized: 30,000,000 Shares
    Outstanding: 14,863,821 Shares at June 30, 1999 and at
      December 31, 1998                                                         149            149
    Treasury Stock: 697,380 Shares at June 30, 1999 and 406,638
      Shares at December 31, 1998                                           (10,879)        (6,431)
  Surplus                                                                    45,086         45,303
  Retained Earnings                                                          61,313         56,063
  Other Accumulated Comprehensive Income, Net of Tax                         (1,924)           764
--------------------------------------------------------------------------------------------------
      Total Stockholders' Equity                                             93,745         95,848
--------------------------------------------------------------------------------------------------
TOTAL LIABILITIES, MINORITY INTEREST & STOCKHOLDERS' EQUITY              $1,546,357     $1,575,069
==================================================================================================

                             INDEPENDENT BANK CORP.
                        CONSOLIDATED STATEMENT OF INCOME
                           (Unaudited - in thousands)

                                                SIX MONTHS ENDED           THREE MONTHS ENDED
                                             JUNE 30,      JUNE 30,      JUNE 30,      JUNE 30,
                                               1999          1998          1999          1998
------------------------------------------------------------------------------------------------
INTEREST INCOME
   Interest on Loans                           $39,684       $37,535       $20,128       $19,095
   Interest and Dividends on Securities         15,173        14,766         7,287         7,244
   Interest on Federal Funds Sold                  444           331           279           208
------------------------------------------------------------------------------------------------
      Total Interest Income                     55,301        52,632        27,694        26,547
------------------------------------------------------------------------------------------------
INTEREST EXPENSE
   Interest on Deposits                         15,327        15,570         7,855         7,751
   Interest on Borrowed Funds                   10,001         7,846         4,728         4,006
------------------------------------------------------------------------------------------------
      Total Interest Expense                    25,328        23,416        12,583        11,757
------------------------------------------------------------------------------------------------
   Net Interest Income                          29,973        29,216        15,111        14,790
------------------------------------------------------------------------------------------------
PROVISION FOR POSSIBLE LOAN LOSSES               1,963         1,814           982           907
------------------------------------------------------------------------------------------------
   Net Interest Income After Provision
      For Possible Loan Losses                  28,010        27,402        14,129        13,883
------------------------------------------------------------------------------------------------
NON-INTEREST INCOME
   Service Charges on Deposit Accounts           2,584         2,664         1,313         1,335
   Trust and Investment Services Income          2,141         1,975         1,224         1,082
   Mortgage Banking Income                         987         1,120           486           652
   Other Non-Interest Income                     1,594           726           858           329
------------------------------------------------------------------------------------------------
      Total Non-Interest Income                  7,306         6,485         3,881         3,398
------------------------------------------------------------------------------------------------
NON-INTEREST EXPENSES
   Salaries and Employee Benefits               11,722        10,545         6,060         5,543
   Occupancy Expenses                            1,895         1,872           934           873
   Equipment Expenses                            1,630         1,443           863           713
   Other Non-Interest Expenses                   7,299         7,183         3,580         3,546
------------------------------------------------------------------------------------------------
      Total Non-Interest Expenses               22,546        21,043        11,437        10,675
------------------------------------------------------------------------------------------------
   Minority Interest Expense                     1,334         1,334           667           667
INCOME BEFORE INCOME TAXES                      11,436        11,510         5,906         5,939
PROVISION FOR INCOME TAXES                       3,482         3,857         1,798         1,991
------------------------------------------------------------------------------------------------
NET INCOME                                      $7,954        $7,653        $4,108        $3,948
================================================================================================
BASIC EARNINGS PER SHARE                         $0.56         $0.52         $0.29         $0.27
================================================================================================
DILUTED EARNINGS PER SHARE                       $0.55         $0.51         $0.29         $0.26
================================================================================================
Weighted average common shares (Basic)      14,249,356    14,841,026    14,164,975    14,854,477
Common stock equivalents                       162,838       255,484       155,506       257,400
------------------------------------------------------------------------------------------------
Weighted average common shares (Diluted)    14,412,194    15,096,510    14,320,481    15,111,877
================================================================================================

INDEPENDENT BANK CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS                           SIX MONTHS ENDED JUNE 30,
(Unaudited - in thousands)                                         1999         1998
-----------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                       $7,954       $7,653
  ADJUSTMENTS TO RECONCILE NET INCOME TO
  NET CASH PROVIDED FROM OPERATING ACTIVITIES
    Depreciation and amortization                                   2,603        1,999
    Provision for loan losses                                       1,963        1,814
    Loans originated for resale                                   (31,895)     (40,036)
    Proceeds from mortgage loan sales                              31,786       39,943
    Loss on sale of mortgages                                         109           93
    Gain recorded from mortgage servicing rights                     (195)        (365)
    Other Real Estate Owned recoveries                                 --          (76)
    Changes in assets and liabilities::
       (Increase)/decrease in other assets                         (3,807)       1,483
       Increase in other liabilities                                3,511          933
-----------------------------------------------------------------------------------------
TOTAL ADJUSTMENTS                                                   4,075        5,788
-----------------------------------------------------------------------------------------
NET CASH PROVIDED FROM OPERATING ACTIVITIES                        12,029       13,441
-----------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from maturities of Securities Held to Maturity        46,924       60,679
    Proceeds from maturities of Securities Available for Sale      38,082       30,575
    Purchase of Held to Maturity Securities                        (7,682)     (60,125)
    Purchase of Available for Sale Securities                     (20,416)     (64,358)
    Net increase in Loans                                         (55,751)     (69,892)
    Proceeds from sale of OREO                                         --          159
    Investment in Bank Premises and Equipment                      (1,761)      (1,793)
-----------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                (604)    (104,755)
-----------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase/(decrease) in Deposits                            35,213       (3,386)
    Net (decrease) increase in Federal Funds Purchased
    and Assets Sold Under Repurchase Agreements                    (4,049)      22,849
    Net (decrease)/ increase  in FHLB Borrowings                  (67,500)      69,500
    Net increase in TT&L Notes                                      7,760        4,972
    Dividends Paid                                                 (2,863)      (2,983)
    Payments for Treasury Stock Purchase                           (4,836)          --
    Proceeds from stock issuance                                      171          361
-----------------------------------------------------------------------------------------
    NET CASH (USED IN)/PROVIDED FROM FINANCING ACTIVITIES         (36,104)      91,313
-----------------------------------------------------------------------------------------
    NET DECREASE IN CASH AND CASH EQUIVALENTS                     (24,679)          (1)
    CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE YEAR         86,198       65,016
-----------------------------------------------------------------------------------------
    CASH AND CASH EQUIVALENTS AS OF JUNE 30,                      $61,519      $65,015
-----------------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included. Operating results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999 or any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in Independent Bank Corp.'s (the "Company") annual report on Form 10-K for the year ended December 31, 1998.

RECENT ACCOUNTING DEVELOPMENTS

      In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in income unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the statement of income and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133, as amended by SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133" shall be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. A company may also implement the statement as of the beginning of any fiscal quarter after issuance (that is, financial quarters beginning June 16, 1999 and thereafter). SFAS No. 133 cannot be applied retroactively. SFAS No. 133, as amended must be applied to
(a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired or substantively modified after December 31, 1997 or December 31, 1998 (and, at the Company's election, before January 1, 1998). The Company has not yet quantified the impact of adopting SFAS No. 133 on its consolidated financial statements and has not determined the timing nor method of its adoption of the statement. However, the Company does not expect that the adoption of this statement will have a material impact on its financial position or results of operations.

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

                                               (In Thousands, except per share data)
                                        NET INCOME      WEIGHTED AVERAGE        NET INCOME
                                                             SHARES              PER SHARE
=============================================================================================
For the six months ended June 30,      1999     1998     1999     1998       1999       1998
---------------------------------------------------------------------------------------------
Basic EPS                             $7,954   $7,653   14,249   14,841      $0.56      $0.52
Effect of dilutive securities                              163      256       0.01       0.01
Diluted EPS                           $7,954   $7,653   14,412   15,097      $0.55      $0.51
=============================================================================================

                                               (In Thousands, except per share data)
                                        NET INCOME      WEIGHTED AVERAGE        NET INCOME
                                                             SHARES              PER SHARE
=============================================================================================
For the three months ended June 30,    1999     1998     1999     1998       1999       1998
---------------------------------------------------------------------------------------------
Basic EPS                             $4,108   $3,948   14,165   14,854      $0.29      $0.27
Effect of dilutive securities                              155      257       0.00       0.01
Diluted EPS                           $4,108   $3,948   14,320   15,111      $0.29      $0.26
=============================================================================================

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

                                                                                      For the Six          For the Three
                                                                                      Months Ended          Months Ended
                                                                                        June 30,              June 30,
                                                                                    1999       1998       1999       1998
Net Income                                                                         $7,954     $7,653     $4,108     $3,948
Other Comprehensive Income, Net of Tax
  Unrealized gains/(losses) on securities available for sale
  Unrealized holding gains/(losses) arising during the period                      (2,688)      (328)    (2,520)      (192)
  Less: reclassification adjustment for gains/(losses) included in net earnings        --         (2)        --         (2)
                                                                                   ---------------------------------------
  Other Comprehensive Income                                                       (2,688)      (330)    (2,520)      (194)
                                                                                   ---------------------------------------

                                                                                   ---------------------------------------
Comprehensive Income                                                               $5,266     $7,323     $1,588     $3,754
                                                                                   ---------------------------------------

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

      The Company's community banking business segment consisting of commercial banking, retail banking and trust services. The community banking business segment is managed as a single strategic unit which derives its revenues from a wide range of banking services, including lending activities, acceptance of demand, savings and time deposits, trust and investment management, and mortgage servicing income from investors.

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

      The accounting policies used in the disclosure of business segments are the same as those described in the summary of significant accounting policies. The consolidation adjustments reflect certain eliminations of inter-segment revenue, cash and parent company investments in subsidiaries.

              RECONCILIATION TO CONSOLIDATED FINANCIAL INFORMATION

                                            Community                 Other Adjustments
                                             Banking         Other     and Eliminations  Consolidated
June 30, 1999
      Securities, Available for Sale          $432,857       $1,400             $--         $434,257
          And Held to Maturity
      Total Assets                           1,542,643      154,501        (150,787)       1,546,357
      Total Deposits                         1,097,580           --         (19,050)       1,078,530
      Total Liabilities                     $1,441,448      $31,116        ($48,702)      $1,423,862

For Six Months Ended June 30, 1999
      Total Interest Income                     55,242        1,722          (1,663)          55,301
      Total Interest Expense                    25,616        1,375          (1,663)          25,328
      Net Interest Income                       29,626          347              --           29,973
      Provisions for Possible Loan Losses        1,963           --              --            1,963
      Total Non-Interest Income                  7,306        8,742          (8,742)           7,306
      Total Non-Interest Expense                22,423          123              --           22,546
      Net Income                                $8,701       $7,995         ($8,742)          $7,954

                                             Community                 Other Adjustments
                                              Banking        Other     and Eliminations   Consolidated
For Three Months Ended June 30, 1999
      Total Interest Income                     27,664          856            (826)          27,694
      Total Interest Expense                    12,722          687            (826)          12,583
      Net Interest Income                       14,942          169              --           15,111
      Provisions for Possible Loan Losses          982           --              --              982
      Total Non-Interest Income                  3,882        4,331          (4,332)           3,881
      Total Non-Interest Expense                11,369           68              --           11,437
      Net Income                                $4,312       $4,128         ($4,332)          $4,108

June 30, 1998
       Securities, Available for Sale         $486,598       $1,400              $0         $487,998
          and Held to Maturity
       Total Assets                          1,465,430      157,974        (153,998)       1,469,406
       Total Deposits                        1,013,203           --         (28,441)         984,762
       Total Liabilities                     1,371,896       31,140         (59,574)       1,343,462

For Six Months Ended June 30, 1998
      Total Interest Income                     52,573        1,972          (1,913)          52,632
      Total Interest Expense                    23,954        1,375          (1,913)          23,416
      Net Interest Income                       28,619          597              --           29,216
      Provisions for Possible Loan Losses        1,814           --              --            1,814
      Total Non-Interest Income                  6,485        8,545          (8,545)           6,485
      Total Non-Interest Expense                20,929          114              --           21,043
      Net Income                                $8,504       $7,694         ($8,545)          $7,653

For Three Months Ended June 30, 1998
      Total Interest Income                     26,517          985            (955)          26,547
      Total Interest Expense                    12,025          687            (955)          11,757
      Net Interest Income                       14,492          298              --           14,790
      Provisions for Possible Loan Losses          907           --              --              907
      Total Non-Interest Income                  3,398        4,394          (4,394)           3,398
      Total Non-Interest Expense                10,618           57              --           10,675
      Net Income                                $4,374       $3,968         ($4,394)          $3,948

--------------------------------------------------------------------------------
                                Community Banking

                                         For the Six Months Ended        For the Three Months Ended
                                                  June 30,                        June 30
                                             1999        1998                 1999         1998
Interest Income
   Interest on Loans                        $39,684     $37,535              $20,128     $19,095
   Interest and Dividends on Securities      15,114      14,707                7,257       7,214
   Interest on Federal Funds Sold               444         331                  279         208
Total Interest Income                        55,242      52,573               27,664      26,517
Interest Expense
   Interest on Deposits                      15,615      16,108                7,994       8,019
   Interest on Borrowings                    10,001       7,846                4,728       4,006
Total Interest Expense                       25,616      23,954               12,722      12,025
Non-Interest Income
   Service Charges on Deposit Accounts        2,584       2,664                1,313       1,335
   Trust and Financial Services Income        2,141       1,975                1,224       1,082
   Mortgage Banking Income                      987       1,120                  486         652
   Other Non-Interest Income                  1,594         726                  859         329
Total Non-Interest Income                     7,306       6,485                3,882       3,398
Non-Interest Expenses
   Salaries and Employee Benefits            11,722      10,545                6,060       5,543
   Occupancy Expenses                         1,895       1,872                  934         873
   Equipment Expenses                         1,630       1,443                  863         713
   Other Non-Interest Expenses                7,176       7,069                3,512       3,489
Total Non-Interest Expense                   22,423      20,929               11,369      10,618
Net Income                                   $8,701      $8,504               $4,312      $4,374

      In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1). SOP 98-1 requires computer software costs associated with internal use software to be expensed as incurred until certain capitalization criteria are met. The adoption of SOP 98-1 on January 1, 1999, did not have a material impact on the Company's financial statements.

      In April 1998, the AICPA issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" (SOP 98-5). SOP 98-5 requires all costs associated with pre-opening, pre-operating, and organization activities to be expensed as incurred. The Company adopted SOP 98-5 beginning January 1, 1999, and the adoption did not have any material impact on the Company's financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999

SUMMARY

      For the six months ended June 30, 1999, Independent Bank Corp. (the Company) recorded net income of $8.0 million compared with net income of $7.7 million for the same period last year. Diluted earnings per share were $.55 for the six months ended June 30, 1999 compared to $.51 per share for the prior year. Basic earnings per share, before the dilutive effect of stock options, were $.56 in 1999 compared to $.52 for the same period in 1998. Per share earnings have been calculated in accordance with SFAS No. 128, "Earnings per Share." This improvement in net income was due to a $.8 million, or 2.6% increase in net interest income. The provision for loan losses increased to $2.0 million for the first six months of 1999 compared with $1.8 million for the same period last year. Non-interest income increased $821,000, or 12.7%, while non-interest expenses increased $1.5 million, or 7.1%, over the first six months of 1998.

      The annualized consolidated returns on average equity and average assets for the first six months of 1999 were 16.66% and 1.02%, respectively. This compares to annualized consolidated returns on average equity and average assets for the first six months of 1998 of 15.96% and 1.11%, respectively.

      As of June 30, 1999, total assets amounted to $1.5 billion, a decrease of $28.7 million over the 1998 year end balance. Investments decreased $61.9 million, or 12.5% from $496.2 million at year-end 1998. The Company has not reinvested these cash flows from the portfolio due to the flat yield curve and resultant excessive interest rate risk. Loans, net of unearned discount, increased $54.3 million, or 5.8%, since year-end 1998 with strong growth in the commercial real estate portfolio and the installment loan portfolio. Deposit balances have increased by $35.2 million, or 3.4%. Borrowings decreased by $63.8 million, or 16.1%, since year-end 1998.

            Nonperforming assets totaled $4.2 million as of June 30, 1999 compared to $5.4 million at December 31, 1998. Nonperforming assets represented 27 and 34 basis points of total assets as of June 30, 1999 and December 31,1998, respectively.

NET INTEREST INCOME

      The discussion of net interest income which follows, is presented on a fully tax-equivalent basis. Net interest income for the six months ended June 30, 1999, amounted to $30.5 million, an increase of $948,000, or 3.2%, from the comparable 1998 time frame. This is primarily due to strong loan growth, financed by deposits and borrowings. The Company's net interest margin for the first six months of 1999 was 4.17%, compared to 4.50% for the comparable 1998 time frame. The Company's interest rate spread (the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities) decreased by 15 basis points to 3.46%.

      The average balance of interest-earning assets for the first six months of 1999 amounted to $1.5 billion, an increase of $150.2 million, or 11.4%, from the comparable 1998 time frame. Income from interest-earning assets amounted to $55.8 million for the six months ended June 30, 1999, an increase of $2.9 million, or 5.4%, from the first six months of 1998. The increase in interest income was the result of a $113.8 million, or 13.3% increase in the average balance of the loan portfolio, net of unearned discount, resulting from increases in the commercial real estate portfolio and indirect automobile lending, as well as a $29.5 million, or 6.6%, increase in the securities portfolio.

      Interest income is impacted by changes in market rates of interest due to variable and floating rate loans in the Company's portfolio. At June 30, 1999, loans having interest rates which adjust in accordance with changes in the Company's base lending rate or other market indices amounted to approximately $240.0 million, or 24.1% of loans, net of unearned discount.

      Interest income is also impacted by the amount of non-performing loans. The amount of interest due, but not recognized, on non-performing loans amounted to approximately $94,000 for the six months ended June 30, 1999 compared to $231,000 for the six months ended June 30, 1998.

      The average balance of interest-bearing liabilities for the first six months of 1999 was $163.9 million, or 15.6%, higher than the comparable 1998 time frame. Average interest bearing deposits increased by $56.8 million, or 7.3%, for the first six months of 1999 over the same period last year, primarily in the consumer certificate of deposit category. For the six months ended June 30, 1999, average borrowings were $107.1 million, or 39.0%, higher than the first six months of 1998, primarily in FHLB borrowings which increased by $75.0 million. Interest expense on deposits decreased by $243,000, or 1.6%, to $15.3 million in the first six months of 1999 and interest expense on borrowings increased by $2.2 million, or 27.5%, to $10.0 million as compared to the same period last year.

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

      The provision for possible loan losses represents the charge to expense that is required to fund the reserve for possible loan losses. The reserve is maintained at a level that management considers adequate to provide for potential losses based upon an evaluation of known and inherent risks in the loan portfolio. The reserve is increased provisions for possible loan losses and by recoveries of loans previously charged off An analysis of individual loans and the overall risk characteristics and size of the different loan portfolios is conducted on an ongoing basis. In addition, the Company considers industry trends, regional and national economic conditions, past estimates of possible losses as compared to actual losses, and historical loss patterns. Management assesses the adequacy of the reserve for possible loan losses and reviews that assessment quarterly with the Board of Directors.

      For the six months ended June 30, 1999, management increased the provision for possible loan losses, consistent with the level of loan growth experienced, to $2.0 million as compared to $1.8 million for the same period last year. For the first six months of 1999, loans charged-off, net of recoveries of loans previously charged-off, amounted to $1.3 million as compared to $957,000 for the comparable 1998 time frame.

      As of June 30, 1999, the ratio of the reserve for possible loan losses to loans, net of unearned discount, was 1.44%, as compared to the 1998 year-end level of 1.46%. The ratio of the reserve for possible loan losses to non-performing loans was 350.59% at June 30, 1999, an increase over the 255.69% coverage recorded at year-end 1998.

NON-INTEREST INCOME

      Non-interest income for the six months ended June 30, 1999 was $7.3 million, compared to $6.5 million for the same period in 1998. Income from Trust and Investment Services increased by $166,000, or 8.4%, due to an increase in funds under management and a strong securities market. Mortgage banking income decreased by $133,000, or 11.9%, over the 1998 time frame due to a decision to keep a greater amount of loans originated in the Bank's portfolio rather selling these loans, and therefore more mortgage banking income had to be deferred. Also, there was a larger demand for refinancing in the first six months of 1998. Service charges on deposit accounts decreased slightly to $2.6 million for the first six months of 1999, down $80,000 or 3.0%. Other non-interest income increased $868,000 or 119.6%, to $1.6 million compared to $726,000 for the first six months of 1998. This increase was primarily due to the purchase of $30 million of bank-owned life insurance ("BOLI") in the fourth quarter of 1998. The funding expense for the BOLI is reflected in net interest income and is a component of the decrease in the net interest margin.

NON-INTEREST EXPENSES

      Non-interest expenses totaled $22.5 million for the six months ended June 30, 1999, a $1.5 million increase from the comparable 1998 period. Salaries and employee benefits increased $1.2 million, or 11.2%. As previously reported, the personal computer and networking department was transferred, in November of 1998, to the Bank from Alltel, our data processing partner. Wage inflation, resulting from the tight labor market, was also a significant contributor to that increase.

      Occupancy and equipment expenses for the first six months of 1999 increased $210,000, or 6.3%, from the comparable 1998 period. Other non-interest expenses for the first six months of 1999 increased $116,000 to $7.3 million from $7.2 million in the first six months of 1998. This increase was primarily due to a combination of increased contract labor costs, increased debit card and collection expenses associated with the Bank's indirect automobile lending portfolio.

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

      The Trust Preferred Securities are presented in the consolidated balance sheets of the Company entitled "Corporation-Obligated Mandatorily Redeemable Trust Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures of the Corporation". The Company records distributions payable on the Trust Preferred Securities as minority interest expense in its consolidated statements of income. The minority interest expense for the six months ended June 30, 1999 and June 30, 1998 was $1.3 million.

INCOME TAXES

      The Company records income tax expense pursuant to Statement of Financial Accounting Standards No. 109, "Accounting For Income Taxes". The Company evaluates the deferred tax asset and the valuation reserve on a quarterly basis. The Company's effective tax rates for the six months ended June 30, 1999 and 1998 were 30.4% and 33.5% respectively. The lower rate in 1999 reflects tax-planning strategies enacted by the Company in 1997 and continued throughout 1998 and 1999.

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

      The Company's limits on interest rate risk specify that if interest rates were to shift up or down 200 basis points estimated net income for the next 12 months should decline by less than 6%. The following table reflects the Company's estimated exposure, as a percentage of estimated net interest income for the next 12 months.

                   Rate Change                    Estimated Exposure as %
                  (Basis Points)                  of Net Interest Income
--------------------------------------------------------------------------------
                      +200                               (1.46%)
                      -200                                0.75%

LIQUIDITY AND CAPITAL

      Liquidity, as it pertains to the Company, is the ability to generate cash in the most economical way, in order to meet ongoing obligations to pay deposit withdrawals and to fund loan commitments. The Company's primary sources of funds are deposits, borrowings, and the amortization, prepayment, and maturities of loans and investments.

      A strong source of liquidity is the Company's core deposits, those deposits which management considers, based on experience, not likely to be withdrawn in the near term. The

Company utilizes its extensive branch-banking network to attract retail customers who provide a stable source of core deposits. The Company has established five repurchase agreements with major brokerage firms as potential sources of liquidity. On June 30, 1999 the Company had $33.8 million outstanding under such lines classified on the Balance Sheet as "Federal Funds Purchased and Assets Sold Under Repurchase Agreements". As an additional source of funds, the Bank has entered into repurchase agreements with customers totaling $44.5 million at June 30, 1999. As a member of the Federal Home Loan Bank, Rockland has access to approximately $325.0 million of borrowing capacity. At June 30, 1999, the Company had $246.2 million outstanding under such lines. The Company actively manages its liquidity position under the direction of the Bank's Asset/Liability Management Committee. Periodic review under formal policies and procedures is intended to ensure that the Company will maintain access to adequate levels of available funds. At June 30, 1999, the Company's liquidity position was well above policy guidelines.

CAPITAL RESOURCES AND DIVIDENDS

      The Company and Rockland are subject to capital requirements established by the Federal Reserve Board and the FDIC, respectively. One key measure of capital adequacy is the risk-based ratio for which the regulatory agencies have established minimum requirements of 4.00% and 8.00% for Tier 1 risk-based capital and total risk-based capital, respectively. As of June 30, 1999, the Company had a Tier 1 risked-based capital ratio of 11.02% and a total risked-based capital ratio of 12.27%. Rockland had a Tier 1 risked-based capital ratio of 9.18% and a total risked-based capital ratio of 10.43% as of the same date.

      An additional capital requirement of a minimum 4.00% Tier 1 leverage capital is mandated by the regulatory agencies for most banking organizations and a 5.00% Tier 1 leverage capital ratio is required for a "well capitalized" institution. As of June 30, 1999, the Company and the Bank had Tier 1 leverage capital ratios of 7.80% and 6.51%, respectively.

      The Company's capital ratios increased significantly in the second quarter of 1997 due to the issuance of $28.8 million of Trust Preferred Securities.

      In June, the Company's Board of Directors declared a cash dividend of $.10 per share to shareholders of record as of June 25, 1999. This dividend was paid on July 19, 1999. On an annualized basis, the dividend payout ratio amounted to 34.81% of the trailing four quarters earnings.

      On June 9, 1998, the Company announced that its Board of Directors approved a plan to buy back up to five percent, or approximately 742,000 shares of its outstanding common stock. The Company concluded this repurchase program in March 1999. At June 30, 1999 Company has 14,863,821 common shares outstanding and has 697,380 shares of Treasury stock.

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

Assessment         Inventory of Information Technology        Complete. Assessments need continual
                   (IT) and Non-IT systems, vendors.          update based on changes to inventory
                   Assign priorities based upon level of      i.e., new vendor relationship,
                   risk. Establish continual monitoring       additional equipment purchases.
                   process.

Renovation         Code enhancements, hardware,               See Note (1). The Company has been
                   software upgrades                          advised by its key third party software
                                                              vendors that software renovation is
                                                              complete. Management performed
                                                              comprehensive tests to ensure
                                                              compliance.

Validation         Process where upgraded hardware,           The Company's testing program for
                   software etc. is tested.                   mission critical systems began in
                                                              September 1998 and concluded
                                                              successfully in March 1999. This allows
                                                              the rest of 1999 for additional system
                                                              renovation and testing, if the need
                                                              should arise.

Implementation     Systems should be certified as Year        The Y2K ready versions of critical
                   2000 (Y2K) compliant and put into          mainframe software applications were put
                   production.                                into production in February 1999. Many
                                                              of the Company's P.C. applications are
                                                              already Y2K compliant. The remaining
                                                              P.C. applications will be converted to a
                                                              Y2K compliant version throughout 1999.

Notes:

      (1) The Company relies upon third party vendors to provide the Bank with various products and services that are fundamental to the delivery of products and services to customers. These third party vendors are responsible for the renovations and replacements necessary to achieve Year 2000 compliance for their products and services. We have established a process that will continually monitor and test these vendors' abilities to achieve Year 2000 compliance.

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

The Costs To Address The Company's Year 2000 Issues The Company expects to incur costs to replace existing personal computer hardware and software, which will be capitalized and amortized in accordance with the Company's existing accounting policy. The replacement of this hardware and software is, with few exceptions, a component of the Company's existing technology plan and not as a result of Year 2000 deficiencies. In addition to capitalizing hardware and software, the Company is expected to incur Year 2000 expenses, estimated to be $500,000, which represents the out of pocket costs to address the Year 2000 problem. These costs totaled $131,000 for the year ended 1998 and $77,000 for the six months ended June 30, 1999.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       FOR THE QUARTER ENDED JUNE 30, 1999

SUMMARY

      For the three months ended June 30, 1999, the Company recorded net income of $4.1 million compared with net income of $3.9 million for the same period last year. Diluted earnings per share were $.29 for the three months ended June 30, 1999 versus $.26 per share for the same period in the prior year. Basic earnings per share, before the dilutive effect of stock options, were $.29 in 1999 compared with $.27 for the same period in 1998. Per share earnings have been calculated in accordance with SFAS No. 128, "Earnings per Share." This improvement in net income was due to a $321,000, or 2.2% increase in net interest income. The provision for loan losses increased to $982,000 for the second quarter of 1999 compared with $907,000 for the same period last year. Non-interest income increased $483,000, or 14.2%, while non-interest expenses increased $762,000, or 7.1% over the second quarter of 1998.

      The annualized consolidated returns on average equity and average assets for the second quarter of 1999 were 17.19% and 1.05%, respectively. This compares to annualized consolidated returns on average equity and average assets for the second quarter of 1998 of 16.25% and 1.14%, respectively.

NET INTEREST INCOME

      The discussion of net interest income, which follows, is presented on a fully tax-equivalent basis. Net interest income for the three months ended June 30, 1999, amounted to $15.4 million, an increase of $416,000, or 2.8%, from the comparable 1998 time frame. The Company's interest rate spread (the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities) decreased by 13 basis points, to 3.47%. The Company's net interest margin for the second quarter of 1999 was 4.19%, compared to 4.51% for the comparable 1998 time frame due to continuing interest rate pressure on loans (including a 75 basis point decrease in the prime lending rate) and investments.

      The average balance of interest-earning assets for the second quarter of 1999 amounted to $1.5 billion an increase of $140.6 million, or 10.6%, over the comparable 1998 time frame. Income from interest-earning assets amounted to $28.0 million for the second quarter of 1999, an increase of $1.2 million, or 4.6%, from the second quarter of 1998. The increase in interest income was attributable to a $113.2 million, or 13.0% increase in the average balance of the loan portfolio, net of unearned discount, resulting from increases in the commercial real estate portfolio and indirect automobile lending. In addition, the securities portfolio increased by $18.4 million, or 4.2%, which reflects the Company's strategy of leveraging its capital.

      The average balance of interest-bearing liabilities for the second quarter of 1999 was $156.5 million, or 14.8%, higher than the comparable 1998 time frame. Average interest bearing deposits increased by $79.6 million, or 10.3%, for the second quarter of 1999 over the same period last year, primarily in the savings and interest checking account category. For the three months ended June 30, 1999, average borrowings were $76.9 million, or 27.2%, higher than the second quarter of 1998. Interest expense on deposits increased by $105,000 or 1.4%, and interest expense on borrowings increased by $721,000, or 18.0%.

NON-INTEREST INCOME

      Non-interest income for the three months ended June 30, 1999 was $3.9 million, compared to $3.4 million for the same period in 1998. Income from Trust and Financial Services increased by

$142,000, or 13.1%, due to an increase in funds under management and a strong securities market. Mortgage banking income decreased by $166,000, or 25.5%, over the 1998 time frame due to a decision to keep a greater amount of loans originated in the Bank's portfolio rather selling these loans, and therefore more mortgage banking income had to be deferred. Also, there was a larger demand for refinancing in the second quarter of 1998 than in 1999. Service charges on deposit accounts was relatively flat for the second quarter of 1998 compared to the second quarter of 1999 with a decrease of $22,000 or 1.7%. Other non-interest income increased $529,000 or 160.8%, to $858,000 million compared to $329,000 for the three months of 1998. This increase was primarily due to the purchase of $30 million of bank-owned life insurance ("BOLI") in the fourth quarter of 1998. The funding expense for the BOLI is reflected in net interest income and is a component of the decrease in the net interest margin.

NON-INTEREST EXPENSES

      Non-interest expenses totaled $11.4 million for the three months ended June 30, 1999, a $762,000 increase from the comparable 1998 period. Salaries and employee benefits increased $517,000, or 9.3%. As previously reported, the personal computer and networking department was transferred, in November 1998, to the Bank from Alltel, our data processing partner. Wage inflation, resulting from the tight labor market, was also a significant contributor to that increase.

      Occupancy and equipment expenses for the first six months of 1999 increased $211,000, or 13.3%, from the comparable 1998 period. Other non-interest expenses for the three months ended June 30, 1999 increased marginally by $34,000, or less than 1%.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

      The preceding Management's Discussion and Analysis and Notes to Consolidated Financial Statements of this Form 10Q contain certain forward-looking statements, including without limitation, statements regarding
(i) the level of reserve for possible loan losses, (ii) the rate of delinquencies and amounts of charge-offs, (iii) the rates of loan growth, and
(iv) the Company's ability to minimize any detrimental effects of the Year 2000 problem and associated expenses. Moreover, the Company may from time to time, in both written reports and oral statements by Company management, express its expectations regarding futures performance of the Company. These forward-looking statements are inherently uncertain and actual results may differ from Company expectations. The following factors, which, among others, could impact current and future performance include but are not limited to: (i) adverse changes in asset quality and resulting credit risk-related losses and expenses; (ii) adverse changes in the economy of the New England region, the Company's primary market, (iii) adverse changes in the local real estate market, as most of the Company's loans are concentrated in Southeastern Massachusetts and a substantial portion of these loans have real estate as collateral; (iv) fluctuations in market rates and prices which can negatively affect net interest margin asset valuations and expense expectations; and (v) changes in regulatory requirements of federal and state agencies applicable to banks and bank holding companies, such as the Company and Rockland, which could have materially adverse effect on the Company's future operating results. When relying on forward-looking statements to make decisions with respect to the Company, investors and others are cautioned to consider these and other risks and uncertainties.

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

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders  - None

Item 5.  Other Information

               The financial information detailed below is included hereafter in this report:

               Consolidated Statements of Changes in Stockholders' Equity
                  Three months ended June 30, 1999 and the year ended December 31, 1998

               Consolidated Average Balance Sheet and Average Rate Data - Six months and three months ended June 30, 1999 and 1998.

Item 6.  Exhibits and Reports on Form 8-K

               (a) Exhibits

                      No.                             Page
                      ---                             ----
                      27 Financial Data ScheduleE-1

               (b) Reports on Form 8-K

                   The Company did not file any reports on Form 8-K during the quarter ended June 30, 1999.

                             INDEPENDENT BANK CORP.
                       CONSOLIDATED STATEMENTS OF CHANGES
                             IN STOCKHOLDERS' EQUITY
                           (Unaudited - in thousands)

                                                                                                 OTHER
                                                                                             COMPREHENSIVE
                                        COMMON        TREASURY                    RETAINED       INCOME
                                        STOCK          STOCK         SURPLUS      EARNINGS      AVAILABLE        TOTAL
-----------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1998                  $148             $-        $45,147       $45,825        $1,373        $92,493
Net Income                                                                          16,139                       16,139
Cash Dividends Declared ($.34
per share)                                                                          (5,901)                      (5,901)
Proceeds from Exercise of Stock
Options                                      1            409            156                                        566
Repurchase Common Stock                                (6,840)                                                   (6,840)
Change in Unrealized Gain (Loss)
on Investments Available for
Sale, Net of Tax                                                                                    (609)          (609)
-----------------------------------------------------------------------------------------------------------------------
  Balance, December 31, 1998              $149        ($6,431)       $45,303       $56,063          $764        $95,848
=======================================================================================================================
Balance, January 1, 1999                   149                        45,303        56,063           764         95,848
Net Income                                                                           7,954                        7,954
Dividends Declared ($.10 per
share)                                                                              (2,704)                      (2,704)
Proceeds from Exercise of Stock
Options                                                   388           (217)                                       171
Repurchase Common Stock                                (4,836)                                                   (4,836)
Change in Unrealized Gain on
Investments Available for Sale,
Net of Tax                                                                                        (2,688)        (2,688)
-----------------------------------------------------------------------------------------------------------------------
 Balance, June 30, 1999                   $149       ($10,879)       $45,086       $61,313       ($1,924)       $93,745
=======================================================================================================================

INDEPENDENT BANK CORP.
SUPPLEMENTAL FINANCIAL INFORMATION
CONSOLIDATED AVERAGE BALANCE SHEET AND AVERAGE RATE DATA
(Unaudited - in thousands)

                                                                 AVERAGE              INTEREST
                                                               OUTSTANDING             EARNED/            AVERAGE
                                                                 BALANCE                PAID               YIELD
FOR THE SIX MONTHS ENDED JUNE 30,                                  1999                 1999               1999
                                                            -------------------  -------------------  -----------------
   Interest-Earning Assets
      Taxable Investment Securities                                   $433,178              $14,107              6.51%
      Non-taxable Investment Securities                                 41.975                1,583              7.54%
      Loans, net of Unearned Discount                                  969,528               39,715              8.19%
      Federal Funds Sold and Assets
        Purchased Under Resale Agreements                               19,290                  444              4.60%
                                                            -------------------  -------------------  -----------------
      Total Interest-Earning Assets                                 $1,463,971              $55,849              7.63%
                                                            -------------------  ===================  =================
      Cash and Due From Banks                                           45,706
      Other Assets                                                      52,052
                                                            -------------------
      Total Assets                                                  $1,561,729
                                                            ===================

   Interest-Bearing Liabilities
      Savings and Interest Checking Accounts                          $275,415               $2,416              1.75%
      Money Market & Super Interest Checking Accounts                  109,269                1,341              2.45%
      Other Time Deposits                                              447,512               11,570              5.17%
      Federal Funds Purchased and Assets
         Sold Under Repurchase Agreements                               81,087                1,925              4.75%
      Federal Home Loan Bank Borrowings                                298,464                7,994              5.36%
      Treasury Tax and Loan Notes                                        2,392                   82              6.86%
                                                            -------------------  -------------------  -----------------
      Total Interest-Bearing Liabilities                            $1,214,139              $25,328              4.17%
                                                            ===================  ===================  =================
      Demand Deposits                                                  212,026
      Corporation-Obligated Mandatorily Redeemable
Trust Preferred Securities of Subsidiary Trust
Holding Solely Junior Subordinated debentures
of the Corporation                                                      28,750
      Other Liabilities                                                 11,322
                                                            -------------------
      Total Liabilities                                              1,466,237
                                                            -------------------
      Stockholders' Equity                                              95,492
                                                            -------------------
Total Liabilities and Stockholders' Equity                          $1,561,729
                                                            ===================

      Net Interest Income                                                                   $30,521
                                                                                 ===================

      Interest Rate Spread                                                                                       3.46%
                                                                                                      =================
      Net Interest Margin                                                                                        4.17%
                                                                                                      =================

      Interest income and yield are stated on a fully
         tax-equivalent basis.
      The total amount of adjustment is $549 in 1999.

INDEPENDENT BANK CORP.
SUPPLEMENTAL FINANCIAL INFORMATION
CONSOLIDATED AVERAGE BALANCE SHEET AND AVERAGE RATE DATA
(Unaudited - in thousands)


                                                                            AVERAGE          INTEREST
                                                                          OUTSTANDING         EARNED/         AVERAGE
                                                                            BALANCE            PAID            YIELD
FOR THE SIX MONTHS ENDED JUNE 30,                                            1998              1998             1998
                                                                       ------------------  --------------   -------------
   Interest-Earning Assets
      Taxable Investment Securities                                             $422,041         $14,170           6.71%
      Non-taxable Investment Securities                                           23,650             872           7.37%
      Loans, net of Unearned Discount                                            855,725          37,616           8.79%
      Federal Funds Sold and Assets
        Purchased Under Resale Agreements                                         12,307             331           5.38%
                                                                       ------------------  --------------   -------------
      Total Interest-Earning Assets                                           $1,313,723         $52,989           8.07%
                                                                       ------------------  --------------   -------------
      Cash and Due From Banks                                                     40,548
      Other Assets                                                                18,682
                                                                       ------------------
      Total Assets                                                            $1,372,953
                                                                       ------------------

   Interest-Bearing Liabilities
      Savings and Interest Checking Accounts                                    $260,637          $2,643           2.03%
      Money Market & Super Interest Checking Accounts                            110,568           1,474           2.67%
      Other Time Deposits                                                        404,225          11,453           5.67%
      Federal Funds Purchased and Assets
         Sold Under Repurchase Agreements                                         48,558           1,375           5.66%
      Federal Home Loan Bank Borrowings                                          223,513           6,392           5.72%
      Treasury Tax and Loan Notes                                                  2,735              79           5.78%
                                                                       ------------------  --------------   -------------
      Total Interest-Bearing Liabilities                                      $1,050,236         $23,416           4.46%
                                                                       ------------------  --------------   -------------
      Demand Deposits                                                            185,453
      Corporation-Obligated Mandatorily Redeemable Trust
      Preferred Securities of Subsidiary Trust Holding
      Solely Junior Subordinated debentures of the Corporation                    28,750
      Other Liabilities                                                           13,522
                                                                       ------------------
Total Liabilities                                                              1,277,961
                                                                       ------------------
Stockholders' Equity                                                              94,992
      Total Liabilities and Stockholders' Equity                              $1,372,953
                                                                       ==================

      Net Interest Income                                                                        $29,573
                                                                                           ==============

      Interest Rate Spread                                                                                         3.61%
                                                                                                            =============
      Net Interest Margin                                                                                          4.50%
                                                                                                            =============

      Interest income and yield are stated on a fully tax-equivalent basis.
      The total amount of adjustment is $357 in 1998.

INDEPENDENT BANK CORP.
SUPPLEMENTAL FINANCIAL INFORMATION
CONSOLIDATED AVERAGE BALANCE SHEET AND AVERAGE RATE DATA
(Unaudited - in thousands)

                                                                      AVERAGE          INTEREST
                                                                    OUTSTANDING         EARNED/         AVERAGE
                                                                      BALANCE            PAID            YIELD
FOR THE THREE MONTHS ENDED JUNE 30,                                    1999              1999             1999
                                                                 ------------------  --------------   -------------
   Interest-Earning Assets
      Taxable Investment Securities                                       $417,276          $6,752           6.47%
      Non-taxable Investment Securities                                     42,182             794           7.53%
      Loans, net of Unearned Discount                                      984,292          20,143           8.19%
      Federal Funds Sold and Assets
        Purchased Under Resale Agreements                                   24,094             279           4.63%
                                                                 ------------------  --------------   -------------
      Total Interest-Earning Assets                                     $1,467,844         $27,968           7.62%
                                                                 ------------------  ==============   =============
      Cash and Due From Banks                                               46,948
      Other Assets                                                          54,159
                                                                 ------------------
      Total Assets                                                      $1,568,951
                                                                 ==================

   Interest-Bearing Liabilities
      Savings and Interest Checking Accounts                              $277,436          $1,206           1.74%
      Money Market & Super Interest Checking Accounts                      111,843             697           2.49%
      Other Time Deposits                                                  463,932           5,952           5.13%
      Federal Funds Purchased and Assets
         Sold Under Repurchase Agreements                                   81,290             968           4.76%
      Federal Home Loan Bank Borrowings                                    275,602           3,717           5.39%
      Treasury Tax and Loan Notes                                            2,745              43           6.27%
                                                                 ------------------  --------------   -------------
      Total Interest-Bearing Liabilities                                $1,212,848         $12,583           4.15%
                                                                 ==================  ==============   =============
      Demand Deposits                                                      219,119
      Corporation-Obligated Mandatorily Redeemable
      Trust Preferred Securities of Subsidiary Trust
      Holding Solely Junior Subordinated debentures of
      the Corporation                                                       28,750
      Other Liabilities                                                     12,629
                                                                 ------------------
      Total Liabilities                                                 $1,473,346
                                                                 ------------------
      Stockholders' Equity                                                  95,605
                                                                 ------------------
 Total Liabilities and Stockholders' Equity                             $1,568,951
                                                                 ==================

      Net Interest Income                                                                  $15,385
                                                                                     ==============

      Interest Rate Spread                                                                                   3.47%
                                                                                                      =============
      Net Interest Margin                                                                                    4.19%
                                                                                                      =============

      Interest income and yield are stated on a fully tax-equivalent basis.
      The total amount of adjustment is $275 in 1999.

INDEPENDENT BANK CORP.
SUPPLEMENTAL FINANCIAL INFORMATION
CONSOLIDATED AVERAGE BALANCE SHEET AND AVERAGE RATE DATA
(Unaudited - in thousands)

                                                                                          INTEREST
                                                              AVERAGE OUTSTANDING          EARNED/         AVERAGE
                                                                    BALANCE                 PAID            YIELD
FOR THE THREE MONTHS ENDED JUNE 30,                                   1998                  1998             1998
                                                              ---------------------    ---------------   -------------
   Interest-Earning Assets
      Taxable Investment Securities                                       $417,165             $6,941           6.66%
      Non-taxable Investment Securities                                     23,868                441           7.39%
      Loans, net of Unearned Discount                                      871,066             19,136           8.79%
      Federal Funds Sold and Assets
        Purchased Under Resale Agreements                                   15,191                208           5.48%
                                                              ---------------------    ---------------   -------------
      Total Interest-Earning Assets                                     $1,327,290            $26,726           8.05%
                                                              ---------------------    ===============   =============
      Cash and Due From Banks                                               42,246
      Other Assets                                                          18,059
                                                              ---------------------
      Total Assets                                                      $1,387,595
                                                              =====================

   Interest-Bearing Liabilities
      Savings and NOW Accounts                                            $264,348             $1,308           1.98%
      Money Market & Super NOW Accounts                                    109,721                746           2.72%
      Other Time Deposits                                                  399,553              5,696           5.70%
      Federal Funds Purchased and Assets
         Sold Under Repurchase Agreements                                   58,485                811           5.55%
      Federal Home Loan Bank Borrowings                                    220,787              3,153           5.71%
      Treasury Tax and Loan Notes                                            3,432                 43           5.01%
                                                              ---------------------    ---------------   -------------
      Total Interest-Bearing Liabilities                                $1,056,326            $11,757           4.45%
                                                              =====================    ===============   =============
      Demand Deposits                                                      192,986
      Corporation-Obligated Mandatorily Redeemable
      Trust Preferred Securities of Subsidiary Trust
      Holding Solely Junior Subordinated debentures
      of the Corporation                                                    28,750
      Other Liabilities                                                     12,363
                                                              ---------------------
      Total Liabilities                                                 $1,290,425
                                                              ---------------------
      Stockholders' Equity                                                  97,170
                                                              ---------------------
 Total Liabilities and Stockholders' Equity                             $1,387,595
                                                              ---------------------
                                                              ---------------------

      Net Interest Income                                                                     $14,969
                                                                                       ===============

      Interest Rate Spread                                                                                      3.60%
                                                                                                         =============
      Net Interest Margin                                                                                       4.51%
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

                                      INDEPENDENT BANK CORP.
                                           (registrant)

Date: August 13, 1999            /s/ Douglas H. Philipsen
                                    Douglas H. Philipsen
                                President, Chairman of the Board and
                                     Chief Executive Officer


Date: August 13, 1999           /s/ Richard J. Seaman
                                   Richard J. Seaman
                                Chief Financial Officer
                                     and Treasurer