Form 10-Q
period 1999-09-30
INDEPENDENT BANK CORP
filed 1999-10-28
CIK 776901

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999
                         Commission File Number: 1-9047

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

                        Yes   X             No


         As of October 1,1999 there were 14,008,928 shares of the registrant's common stock outstanding, par value $.01 per share.

                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

            Consolidated Balance Sheets - September 30, 1999 and
              December 31, 1998

            Consolidated Statements of Income - Nine months and
              quarters ended September 30, 1999 and 1998

            Consolidated Statements of Cash Flows - Nine months
              ended September 30, 1999 and 1998

            Notes to Consolidated Financial Statements -
              September 30, 1999

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

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

         Signatures

PART 1  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
INDEPENDENT BANK CORP.


CONSOLIDATED BALANCE SHEETS                                 SEPTEMBER 30,     DECEMBER 31,
(Unaudited - in thousands)                                      1999              1998
---------------------------                                 -------------     ------------
ASSETS
  Cash and Due From Banks                                    $    36,972      $    47,755
  Federal Funds Sold                                                  --           38,443
  Securities Held To Maturity                                    233,565          284,944
  Securities Available For Sale                                  201,640          195,199
  Federal Home Loan Bank Stock                                    17,036           16,035
  Loans, Net of Unearned Discount                              1,019,295          941,112
   Less: Reserve for Possible Loan Losses                        (14,651)         (13,695)
                                                             -----------      -----------
      Net Loans                                                1,004,644          927,417
                                                             -----------      -----------
  Bank Premises and Equipment                                     14,731           15,200
  Other Real Estate Owned                                            126               --
  Other Assets                                                    56,686           50,076
                                                             -----------      -----------
                                                             -----------      -----------
TOTAL ASSETS                                                 $ 1,565,400      $ 1,575,069
                                                             -----------      -----------
                                                             -----------      -----------
LIABILITIES
  Deposits
    Demand Deposits                                          $   228,252      $   219,090
    Savings and Interest Checking Accounts                       287,455          278,306
    Money Market and Super Interest Checking Accounts            101,235          113,811
    Time Certificates of Deposit over $100,000                    92,451           95,706
    Other Time Deposits                                          357,263          336,404
                                                             -----------      -----------
      Total Deposits                                           1,066,656        1,043,317
                                                             -----------      -----------
  Federal Funds Purchased and Assets
     Sold Under Repurchase Agreements                             87,488           82,376
  Federal Home Loan Bank Borrowings                              265,224          313,724
  Treasury Tax and Loan Notes                                      6,037              471
  Other Liabilities                                               17,159           10,583
                                                             -----------      -----------
      Total Liabilities                                        1,442,564        1,450,471
                                                             -----------      -----------
Company-Obligated Mandatorily Redeemable Securities
 of Subsidiary Holding Solely Parent Company Debentures           28,750           28,750
                                                             -----------      -----------
STOCKHOLDERS' EQUITY
  Common Stock, $.01 par value, Authorized: 30,000,000 Shares
     Outstanding: 14,863,821 Shares at September 30, 1999
     and 14,863,821 at  December 31, 1998                            149              149
  Surplus                                                         45,024           45,303
  Retained Earnings                                               64,329           56,063
  Treasury Stock at cost-692,380 shares                          (10,801)          (6,431)
  Treasury Stock-Rabbi Trust-162,513 shares                         (827)              --
  Transitional appreciation of shares held by Rabbi Trust         (1,312)              --
  Accumulated Other Comprehensive Income                          (2,476)             764
                                                             -----------      -----------
      Total Stockholders' Equity                                  94,086           95,848
                                                             -----------      -----------
TOTAL LIABILITIES, MINORITY INTEREST IN SUBSIDIARIES
 AND STOCKHOLDERS' EQUITY                                     $1,565,400      $ 1,575,069
                                                             -----------      -----------
                                                             -----------      -----------

                             INDEPENDENT BANK CORP.
                        CONSOLIDATED STATEMENT OF INCOME
           (UNAUDITED - IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                        NINE MONTHS ENDED            THREE MONTHS ENDED
                                                ------------------------------   ----------------------------
                                                SEPTEMBER 30,    SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                    1999             1998            1999            1998
                                                -------------    -------------   -------------   --------------
INTEREST INCOME
   Interest on Loans                                 $60,280          $57,084         $20,596          $19,549
   Interest and Dividends on Securities               22,577           23,113           7,404            8,347
   Interest on Federal Funds Sold                        529              621              85              290
                                                 -----------      -----------     -----------      ------------
      Total Interest Income                           83,386           80,818          28,085           28,186
                                                 -----------      -----------     -----------      ------------
INTEREST EXPENSE
   Interest on Deposits                               23,011           23,617           7,684            8,047
   Interest on Borrowed Funds                         14,609           12,863           4,608            5,017
                                                 -----------      -----------     -----------      ------------
      Total Interest Expense                          37,620           36,480          12,292           13,064
                                                 -----------      -----------     -----------      ------------
   Net Interest Income                                45,766           44,338          15,793           15,122
                                                 -----------      -----------     -----------      ------------
PROVISION FOR POSSIBLE LOAN  LOSSES                    2,945            2,721             982              907
                                                 -----------      -----------     -----------      ------------
   Net Interest Income After Provision
      For Possible Loan Losses                        42,821           41,617          14,811           14,215
                                                 -----------      -----------     -----------      ------------
NON-INTEREST INCOME
   Service Charges on Deposit Accounts                 3,931            3,999           1,347            1,335
   Trust and Investment Services Income                3,120            2,824             979              849
   Mortgage Banking Income                             1,389            1,689             402              569
   Other Non-Interest Income                           2,467            1,233             873              507
                                                 -----------      -----------     -----------      ------------
      Total Non-Interest Income                       10,907            9,745           3,601            3,260
                                                 -----------      -----------     -----------      ------------
NON-INTEREST EXPENSES
   Salaries and Employee Benefits                     17,701           16,048           5,979            5,503
   Occupancy Expenses                                  2,770            2,802             875              930
   Equipment Expenses                                  2,507            2,180             877              737
   Other Non-Interest Expenses                        10,940           10,798           3,641            3,615
                                                 -----------      -----------     -----------      ------------
      Total Non-Interest Expenses                     33,918           31,828          11,372           10,785
                                                 -----------      -----------     -----------      ------------
   Minority Interest in Income of Subsidiaries         2,001            2,001             667              667
INCOME BEFORE INCOME TAXES                            17,809           17,533           6,373            6,023
PROVISION FOR INCOME TAXES                             5,423            5,785           1,941            1,928
                                                 -----------      -----------     -----------      ------------
NET INCOME                                           $12,386          $11,748          $4,432           $4,095
                                                 -----------      -----------     -----------      ------------
                                                 -----------      -----------     -----------      ------------
BASIC EARNINGS PER SHARE                               $0.87            $0.79           $0.31            $0.28
                                                 -----------      -----------     -----------      ------------
                                                 -----------      -----------     -----------      ------------
DILUTED EARNINGS PER SHARE                             $0.86            $0.78           $0.31            $0.27
                                                 -----------      -----------     -----------      ------------
                                                 -----------      -----------     -----------      ------------
Weighted average common shares (Basic)            14,224,982       14,812,566      14,167,691       14,774,324
Common stock equivalents                             158,545          225,785         149,887          209,022
                                                 -----------      -----------     -----------      ------------
Weighted average common shares (Diluted)          14,383,527       15,038,351      14,317,578       14,983,346
                                                 -----------      -----------     -----------      ------------
                                                 -----------      -----------     -----------      ------------


INDEPENDENT BANK CORP.                                               NINE MONTHS ENDED
CONSOLIDATED STATEMENTS OF CASH FLOWS                                   SEPTEMBER 30,
                                                                  -----------------------
 (Unaudited - in thousands)                                         1999             1998
                                                                    ----             ----
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                     $  12,386      $  11,748
   ADJUSTMENTS TO RECONCILE NET INCOME TO
   NET CASH PROVIDED FROM OPERATING ACTIVITIES
     Depreciation and amortization                                    3,667          3,090
     Provision for loan losses                                        2,945          2,721
     Loans originated for resale                                    (42,369)       (57,522)
     Proceeds from mortgage loan sales                               42,196         57,388
     Loss on sale of mortgages                                          173            134
     Gain recorded from mortgage servicing rights                      (195)          (546)
     Other Real Estate Owned recoveries                                --             (157)
     Changes in assets and liabilities::
        Decrease (increase) in other assets                          (6,415)           103
        Increase in other liabilities                                 6,492          3,728
                                                                  ---------      ---------
 TOTAL ADJUSTMENTS                                                    6,494          8,939
                                                                  ---------      ---------
                                                                  ---------      ---------
 NET CASH PROVIDED FROM OPERATING ACTIVITIES                         18,880         20,687
                                                                  ---------      ---------
 CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from maturities of Securities Held to Maturity         68,846         85,098
     Proceeds from maturities of Securities Available for Sale       36,452         54,158
     Purchase of Held to Maturity Securities                        (18,024)       (86,339)
     Purchase of Available for Sale Securities                      (48,639)      (123,387)
     Purchase of FHLB Stock                                          (1,001)          --
     Net increase in Loans                                          (80,298)       (82,947)
     Proceeds from sale of OREO                                        --              159
     Investment in Bank Premises and Equipment                       (2,031)        (4,326)
                                                                  ---------      ---------
 NET CASH USED IN INVESTING ACTIVITIES                              (44,695)      (157,584)
                                                                  ---------      ---------
 CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase (decrease) in Deposits                             23,339         (1,816)
     Net increase in Federal Funds Purchased
     And Assets Sold Under Repurchase Agreements                      5,112         42,484
     Net increase(decrease) in FHLB Borrowings                      (48,500)        94,500
     Net increase in TT&L Notes                                       5,566          1,906
     Dividends Paid                                                  (4,279)        (4,469)
     Proceeds from stock issuance                                       109            511
     Payments for treasury stock purchase                            (4,758)        (4,235)
                                                                  ---------      ---------
     NET CASH (USED)/PROVIDED FROM FINANCING ACTIVITIES             (23,411)       128,881
                                                                  ---------      ---------
     NET DECREASE IN CASH AND CASH EQUIVALENTS                      (49,226)        (8,016)
     CASH AND CASH EQUIVALENTS AT THE BEGINNING
     OF THE YEAR                                                     86,198         65,016
                                                                  ---------      ---------
     CASH AND CASH EQUIVALENTS AS OF SEPTEMBER 30,                $  36,972      $  57,000
                                                                  ---------      ---------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included. Operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999 or any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in Independent Bank Corp.'s (the "Company") annual report on Form 10-K for the year ended December 31, 1998.

ACQUISITION

On September 27, 1999, the Company and the Bank, entered into a purchase and assumption agreement with Fleet Financial Group to acquire 12 Massachusetts branches totaling $269 million in deposits and $37 million in consumer and SBA loans. In addition, the Company will purchase approximately $113 million of commercial real estate loans at par from BankBoston's Small Business Banking Developmental Real Estate portfolio. The acquisitions result from the divestiture of Fleet branches after its merger with BankBoston. This transaction is contingent on regulatory approvals and raising total risk-based (Tier 2) capital. It will not be necessary to raise common equity.

These branches will continue to operate as Fleet offices until they are converted to Rockland Trust in late Spring of 2000. All current Fleet employees will be retained by Rockland Trust, and a special notification will be sent to customers prior to the conversion.

RECENT ACCOUNTING DEVELOPMENTS

         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in income unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the statement of income and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 as amended by SFAS No. 137 "Accounting for Derivative Instruments and Hedging

Activities Deferral of the Effective Date of FASB Statement No. 133" shall be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. A company may also implement the statement as of the beginning of any fiscal quarter after issuance (that is, financial quarters beginning June 16, 1999 and thereafter). SFAS No. 133 cannot be applied retroactively. SFAS No. 133, as amended must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired or substantively modified after December 31, 1997 or December 31, 1998 (and, at the Company's election, before January 1, 1998). The Company has not yet quantified the impact of adopting SFAS No. 133 on its consolidated financial statements and has not determined the timing nor method of its adoption of the statement. However, the Company does not expect that the adoption of this statement will have a material impact on its financial position or results of operations.

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

                                               (In Thousands, except per share data)

                                                          WEIGHTED AVERAGE            NET INCOME
                                      NET INCOME               SHARES                  PER SHARE
                                  -------------------   ---------------------     ------------------
For the nine months ended
September 30,                       1999        1998        1999        1998        1999      1998
-------------------------         -------     -------      ------      ------     --------  --------
Basic EPS                         $12,386     $11,748      14,225      14,812       $0.87     $0.79
Effect of dilutive securities                                 159         226        0.01      0.01
Diluted EPS                       $12,386     $11,748      14,384      15,038       $0.86     $0.78
                                  -------     -------      ------      ------     --------  --------

                                               (In Thousands, except per share data)

                                                          WEIGHTED AVERAGE            NET INCOME
                                      NET INCOME               SHARES                  PER SHARE
                                  -------------------   ---------------------     ------------------
For the nine months ended
September 30,                       1999      1998          1999       1998        1999      1998
-------------------------         -------    -------       ------     ------     --------  --------
Basic EPS                         $4,432     $4,095        14,168     14,774       $0.31     $0.28
Effect of dilutive securities                                 150        209        0.00      0.01
Diluted EPS                       $4,432     $4,095        14,318     14,983       $0.31     $0.27
                                  -------    ------        ------     ------     --------  --------

COMPREHENSIVE INCOME

         In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses and all other nonowner changes in equity). This statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid in capital in the equity section of a statement of financial position. Comprehensive income is reported net of taxes, as follows:

                                                                                       For the Nine        For the Three
                                                                                       Months Ended        Months Ended
                                                                                       September 30,       September 30,
                                                                                    -------------------  -------------------
                                                                                       1999      1998       1999      1998
                                                                                      -------   -------    ------    ------
Net Income                                                                            $12,386   $11,748    $4,432    $4,095
Other Comprehensive Income, Net of Tax
 Unrealized gains/(losses) on securities available for sale
 Unrealized holding gains/(losses) arising during the period                          (3,240)       245     (552)       587
  Less: reclassification adjustment for gains included in net income                        -       (2)         -      (14)

  Other Comprehensive Income                                                          (3,240)       243     (552)       573
                                                                                      -------   -------    ------    ------

Comprehensive Income                                                                   $9,146   $11,991    $3,880    $4,668
                                                                                      -------   -------    ------    ------
                                                                                      -------   -------    ------    ------

SEGMENT INFORMATION

         In January, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes standards for reporting operating segments of a business enterprise. The new rules establish revised standards for public companies relating to the reporting of financial and descriptive information about their operating segments in financial statements. Operating segments are components of an enterprise, which are evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The Company's chief operating decision-maker is the President, Chief Executive Officer and Chairman of the Board of the Company. The adoption of SFAS No. 131 did not have a material effect on the Company's primary financial statements, but did result in the disclosure of segment information contained herein. The Company has identified its reportable operating business segment as Community Banking, based on how the business is strategically managed.

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

                        RECONCILIATION TO CONSOLIDATED FINANCIAL INFORMATION

                                              Community                  Other Adjustments
                                               Banking         Other      and Eliminations   Consolidated
                                              ----------     ----------  ------------------  ------------
At September 30, 1999
       Securities, Available for Sale         $  433,805     $    1,400    $         -        $  435,205
           And Held to Maturity
       Total Assets                            1,562,145        156,919       (153,664)        1,565,400
       Total Deposits                          1,086,160           --          (19,504)        1,066,656
       Total Liabilities                      $1,458,527     $   33,193     $(  49,156)       $1,442,564

For Nine Months Ended September 30, 1999
      Total Interest Income                   $   83,297     $    2,599     $(   2,510)       $   83,386
      Total Interest Expense                      38,067          2,063         (2,510)           37,620
      Net Interest Income                         45,230            536           --              45,766
      Provisions for Possible Loan Losses          2,945           --             --               2,945
      Total Non-Interest Income                   10,907         13,678        (13,678)           10,907
      Total Non-Interest Expense                  33,747            171           --              33,918
      Net Income                              $   13,616     $   12,448     ($  13,678)       $   12,386

                                               Community                 Other Adjustments
                                               Banking         Other      and Eliminations   Consolidated
                                              ----------     ----------  ------------------  ------------
For Three Months Ended September 30,1999
      Total Interest Income                   $   28,055     $      877     $(     847)       $   28,085
      Total Interest Expense                      12,451            688           (847)           12,292
      Net Interest Income                         15,604            189           --              15,793
      Provisions for Possible Loan Losses            982           --             --                 982
      Total Non-Interest Income                    3,601          4,936         (4,936)            3,601
      Total Non-Interest Expense                  11,324             48           --              11,372
      Net Income                              $    4,915     $    4,453     $(   4,936)       $    4,432


At September 30, 1998
       Securities, Available for Sale         $  508,259     $    1,400     $        0        $  509,659
          and Held to Maturity
       Total Assets                            1,510,784        157,071       (153,125)        1,514,730
       Total Deposits                          1,010,695           --          (24,363)          986,332
       Total Liabilities                      $1,414,045     $   31,140     $(  55,496)       $1,389,689

For Nine Months Ended September 30, 1998
      Total Interest Income                   $   80,728     $    2,945     $(   2,855)       $   80,818
      Total Interest Expense                      37,272          2,063         (2,855)           36,480
      Net Interest Income                         43,456            882           --              44,338
      Provisions for Possible Loan Losses          2,721           --             --               2,721
      Total Non-Interest Income                    9,745         13,099        (13,099)            9,745
      Total Non-Interest Expense                  31,658            170           --              31,828
      Net Income                              $   13,037     $   11,810     $(  13,099)       $   11,748

For Three Months Ended September 30, 1998
      Total Interest Income                   $   28,155     $      973     $(     942)       $   28,186
      Total Interest Expense                      13,318            688           (942)           13,064
      Net Interest Income                         14,837            285           --              15,122
      Provisions for Possible Loan Losses            907           --             --                 907
      Total Non-Interest Income                    3,260          4,554         (4,554)            3,260
      Total Non-Interest Expense                  10,729             56           --              10,785
      Net Income                              $    4,533     $    4,116     $(   4,554)       $    4,095

--------------------------------------------------------------------------------------------------------------------------
                                                    Community Banking
--------------------------------------------------------------------------------------------------------------------------
                                              For the Nine Months Ended       For the Three Months Ended
                                                    September 30,                   September 30
                                              -------------------------       --------------------------
                                                  1999         1998             1999               1998
                                                 -------     -------           -------           -------
Interest Income
   Interest on Loans                             $60,280     $57,084           $20,596           $19,549
   Interest and Dividends on Securities           22,488      23,023             7,374             8,316
   Interest on Federal Funds Sold                    529         621                85               290
Total Interest Income                             83,297      80,728            28,055            28,155
Interest Expense
   Interest on Deposits                           23,458      24,409             7,843             8,301
   Interest on Borrowings                         14,609      12,863             4,608             5,017
Total Interest Expense                            38,067      37,272            12,451            13,318
Non-Interest Income
   Service Charges on Deposit Accounts             3,931       3,999             1,347             1,335
   Trust and Financial Services Income             3,120       2,824               979               849
   Mortgage Banking Income                         1,389       1,689               402               569
   Other Non-Interest Income                       2,467       1,233               873               507
Total Non-Interest Income                         10,907       9,745             3,601             3,260
Non-Interest Expenses
   Salaries and Employee Benefits                 17,701      16,048             5,979             5,503
   Occupancy Expenses                              2,770       2,802               875               930
   Equipment Expenses                              2,507       2,180               877               737
   Other Non-Interest Expenses                    10,769      10,628             3,593             3,559
Total Non-Interest Expense                        33,747      31,658            11,324            10,729
Net Income                                       $13,616     $13,037           $ 4,915           $ 4,533

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

         In April 1998, the AICPA issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" (SOP 98-5). SOP 98-5 requires all costs associated with pre-opening, pre-operating, and organization activities to be expensed as incurred. The Company adopted SOP 98-5 beginning January 1, 1999, and the adoption did not have a material impact on the Company's financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   FOR THE NINE MONTHS ENDED SEPTEMBER 30,1999

The following discussion should be read in conjunction with the financial statements, notes and tables included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998. The discussion contains certain forward-looking statements regarding the future performance of the Company. All forward-looking information is inherently uncertain and actual results may differ materially from the assumptions, estimates or expectations reflected or contained in the forward-looking information. Please refer to `Cautionary Statement Regarding Forward-looking Information" of this Form 10-Q for a further discussion.

SUMMARY

         For the nine months ended September 30, 1999, Independent Bank Corp. (the Company) recorded net income of $12.4 million compared with net income of $11.7 million for the same period last year. Diluted earnings per share were $.86 for the nine months ended September 30, 1999 compared to $.78 per share for the prior year. Basic earnings per share, before the dilutive effect of stock options, were $.87 in 1999 compared to $.79 for the same period in 1998. Per share earnings have been calculated in accordance with SFAS No. 128, "Earnings per Share." This improvement in net income was primarily due to a $1.4 million, or 3.2% increase in net interest income. Non-interest income increased $1.2 million or 11.9%, while non-interest expenses increased $2.1 million, or 6.6% over the first nine months of 1998.

         The annualized consolidated returns on average equity and average assets for the first nine months of 1999 were 17.28% and 1.06%, respectively. This compares to annualized consolidated returns on average equity and average assets for the first nine months of 1998 of 16.20% and 1.11%, respectively.

         Total assets decreased by $9.7 million, or 0.6%, from year-end 1998. The balance sheet mix improved as loans grew at an annualized rate of 11.1% driven by commercial real estate lending. The investment portfolio was managed down by $43.9 million, or 8.9%. Deposits increased by $23.3 million, or 2.2% from year-end 1998 presenting an attractive alternative to short term borrowings as a source of funding balance sheet growth.

         In the second quarter of 1997, Independent Capital Trust I (a subsidiary of the Company) was formed for the purpose of issuing Trust Preferred Securities. A total of $28.8 million of 9.28% Trust Preferred Securities were issued on May 19, 1997. Net income for the nine months ended September 30, 1999 and 1998, reflects pre-tax minority interest in income of subsidiaries of $2.0 million.

         Nonperforming assets totaled $4.0 million as of September 30, 1999 compared to $5.4 million at December 31, 1998. Nonperforming assets represented 26 and 34 basis points of total assets as of September 30, 1999 and December 31,1998, respectively.

NET INTEREST INCOME

         The discussion of net interest income, which follows, is presented on a fully tax-equivalent basis. Net interest income for the nine months ended September 30, 1999, amounted to $46.6 million, an increase of $1.6 million, or 3.6%, from the comparable 1998 time frame. This is due to strong loan growth, financed by deposits and borrowings, to take advantage of a strong capital position. While these funding and investment actions increased net interest income, the net interest margin ( net interest income as a percent of average interest earning assets) reflects the lower net interest spread on such transactions. The

Company's net interest margin for the first nine months of 1999 was 4.25%, compared to 4.44% for the comparable 1998 time frame. The Company's interest rate spread (the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities) decreased by 2 basis points to 3.53%.

         The average balance of interest-earning assets for the first nine months of 1999 amounted to $1.46 billion, an increase of $110 million, or 8.2%, from the comparable 1998 time frame. Income from interest-earning assets amounted to $84.2 million for the nine months ended September 30, 1999, an increase of $2.8 million, or 3.4%, from the first nine months of 1998. The increase in interest income was the result of a $111.6 million, or 12.8% increase in the average balance of the loan portfolio, net of unearned discount, resulting from increases in the commercial real estate portfolio and indirect automobile lending.

         Interest income is impacted by changes in market rates of interest due to variable and floating rate loans in the Company's portfolio. At September 30, 1999, loans having interest rates which adjust in accordance with changes in the Company's base lending rate or other market indices amounted to approximately $239.5 million, or 23.5% of loans, net of unearned discount.

         Interest income is also impacted by the amount of non-performing loans. The amount of interest due, but not recognized, on non-performing loans amounted to approximately $89,000 for the nine months ended September 30, 1999 compared to $354,000 for the nine months ended September 30, 1998.

         The average balance of interest-bearing liabilities for the first nine months of 1999 was $123.2 million, or 11.4%, higher than the comparable 1998 time frame. Average interest bearing deposits increased by $54.8 million, or 7%, for the first nine months of 1999 over the same period last year. For the nine months ended September 30, 1999, average borrowings were $68.5 million, or 22.7%, higher than the first nine months of 1998, primarily in FHLB borrowings which increased by $42.0 million. Interest expense on deposits decreased by $601,000 to $23.0 million in the first nine months of 1999 and interest expense on borrowings increased by $1.7 million, or 13.6%, to $14.6 million as compared to the same period last year. The cost of these interest bearing liabilities decreased from 4.49% in 1998 to 4.16% in 1999.

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

         For the nine months ended September 30, 1999, management increased the provision for possible loan losses, consistent with the level of loan growth experienced, to $2.9 million as compared to $2.7 million for the same period last year. For the first nine months of 1999, loans charged-off, net of recoveries of loans previously charged-off, amounted to $2.0 million as compared to $1.8 million for the comparable 1998 time frame.

         As of September 30, 1999, the ratio of the reserve for possible loan losses to loans, net of unearned discount, was 1.44%, as compared to the 1998 year-end level of 1.46%. The ratio of the reserve for possible loan losses to non-performing loans was 372.89% at September 30, 1999, an increase over the 255.69% coverage recorded at year-end 1998.

NON-INTEREST INCOME

         Non-interest income for the nine months ended September 30, 1999 was $10.9 million, compared to $9.7 million for the same period in 1998. Income from Trust and Financial Services increased by $296,000, or 10.5%, due to pricing enhancements and a strong securities market. Mortgage banking income decreased by $300,000, or 17.8%, from the 1998 time frame due to a slowdown in refinancing activity and the decision to hold a greater portion of product in the Bank's portfolio. Other non-interest income improved by $1.2 million, or 100%, due to the purchase of bank-owned life insurance in the fourth quarter of 1998.


NON-INTEREST EXPENSES

         Non-interest expenses totaled $33.9 million for the nine months ended September 30, 1999, a $2.1 million, or 6.6% increase from the comparable 1998 period. Salaries and employee benefits increased $1.7 million, or 10.3% from the comparable 1998 period due to the transfer of the Personal Computer and Networking Department personnel from Alltel, our data processing partner, to the Bank, in November of 1998. Wage inflation, resulting from the tight labor market, was also a significant contributor to the increase.

         Occupancy and equipment expenses for the first nine months of 1999 increased $295,000, or 5.9%, from the comparable 1998 period. This increase is primarily due to bankwide technology improvements. Other non-interest expenses for the first nine months of 1999 increased by $142,000 to $10.9 million from $10.8 million in the first nine months of 1998.

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

         The Trust Preferred Securities are presented in the consolidated balance sheets of the Company entitled "Corporation-Obligated Mandatorily Redeemable Securities of Subsidiary Solely Parent Company Debentures". The Company records distributions payable on the Trust Preferred Securities as minority interest in Income of Subsidiaries in its consolidated statements of income. The minority interest in income of subsidiaries for the nine months ended September 30, 1999 and September 30, 1998 was $2.0 million.

INCOME TAXES

         The Company records income tax expense pursuant to Statement of Financial Accounting Standards No. 109, "Accounting For Income Taxes". The Company evaluates the deferred tax asset and the valuation reserve on a quarterly basis. The Company's effective tax rates for the nine months ended September 30, 1999 and 1998 were 30.45% and 33.0% respectively. The lower rate in 1999 reflects tax planning strategies enacted by the Company.

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

         Beginning in 1992, Rockland entered into interest rate swap agreements as a hedge against stable or declining interest rates. As of September 30, 1999, the Bank had three interest rate swap agreements with a notional value of $30 million. These swaps as arranged through an international banking institution and have and will mature in the second quarter of 2000. The Bank receives fixed rate payments and pays a variable rate of interest tied to 3-month LIBOR.


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


                    Rate Change             Estimated Exposure as %
                    (Basis Points)            of Net Interest Income
          -----------------------------------------------------------
                          +200                        (2.17%)
                          -200                         1.95%

LIQUIDITY AND CAPITAL

         Liquidity, as it pertains to the Company, is the ability to generate cash in the most economical way, in order to meet ongoing obligations to pay deposit withdrawals and to fund loan commitments. The Company's primary sources of funds are deposits, borrowings, and the amortization, prepayment, and maturities of loans and investments.

         A strong source of liquidity is the Company's core deposits, those deposits which management considers, based on experience, are not likely to be withdrawn in the near term. The Company utilizes its extensive branch banking network to attract retail customers who provide a stable source of core deposits. The Company has established five repurchase agreements with major brokerage firms as potential sources of liquidity. On September 30, 1999, the Company had $40.3 million outstanding under such lines classified on the Balance Sheet as "Federal Funds Purchased and Assets Sold Under Repurchase Agreements". As an additional source of funds, the Bank has entered into repurchase agreements with customers totaling $47.2 million at September 30, 1999. In addition, as a member of the Federal Home Loan Bank, Rockland has access to approximately $325 million of borrowing capacity. At September 30, 1999, the Company had $265.2 million outstanding under such lines. The Company actively manages its liquidity position under the direction of the Bank's Asset/Liability Management Committee. Periodic review under formal policies and procedures is intended to ensure that the Company will maintain access to adequate levels of available funds. At September 30, 1999, the Company's liquidity position was well above policy guidelines.


CAPITAL RESOURCES AND DIVIDENDS

         The Company and Rockland are subject to capital requirements established by the Federal Reserve Board and the FDIC, respectively. One key measure of capital adequacy is the risk-based ratio for which the regulatory agencies have established minimum requirements of 4.00% and 8.00% for Tier 1 risk-based capital and total risk-based capital, respectively. As of September 30, 1999, the Company had a Tier 1 risked-based capital ratio of 10.79% and a total risked-based capital ratio of 12.04%. Rockland had a Tier 1 risked-based capital ratio of 9.18% and a total risked-based capital ratio of 10.43% as of the same date.

         An additional capital requirement of a minimum 4.00% Tier 1 leverage capital is mandated by the regulatory agencies for most banking organizations and a 5.00% Tier 1 leverage capital ratio is required for a "well capitalized" institution. As of September 30, 1999, the Company and the Bank had Tier 1 leverage capital ratios of 7.93% and 6.77%, respectively.


         In September, the Company's Board of Directors declared a cash dividend of $.10 per share to shareholders of record as of September 24, 1999. This dividend was paid on October 8, 1999. On an annualized basis, the dividend payout ratio amounted to 34.0% of the trailing four quarters earnings.

         On July 9, 1998, the Company announced that its Board of Directors approved a plan to buy back up to five percent, of its outstanding common stock. The Company concluded this repurchase program in March 1999. At September 30, 1999 the Company had 14,863,821 common shares outstanding and 854,893 shares of Treasury Stock.

         In the third quarter of 1999, the Company adopted Emerging Issues Task Force ("EITF") 97-14 "Accounting for Deferred Compensation Arrangements Where Amounts Are Held in Rabbi Trust and Invested". The Company maintains a deferred compensation plan where amounts are held in a rabbi trust and invested in common stock of the Company. As of September 30, 1999, 162,513 shares were held in the rabbi trust and the adoption of this EITF resulted in charges to stockholders equity of $2.1 million.

YEAR 2000 READINESS DISCLOSURE

THE COMPANY"S STATE OF READINESS

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

PHASE                      DESCRIPTION                                 PROGRESS/ANTICIPATED COMPLETION

AWARENESS                  Process that identifies the Year            Complete.
                           2000 problem, establishes a
                           project team and develops a
                           plan to rectify.

ASSESSMENT                 Inventory of Information                    Complete.  Assessments need continual
                           Technology (IT) and Non-IT                  update based on changes to inventory i.e.
                           Systems and vendors. Assign                 new vendor relationships, additional
                           priorities based upon level of              equipment purchases.
                           risk.  Establish continual
                           monitoring process.

RENOVATION                 Code enhancements,                          See Note (1).  The Company has been
                           hardware, software upgrades                 advised by its key third party software
                                                                       vendors that software renovation is
                                                                       complete.  Management performed
                                                                       comprehensive tests to ensure compliance

VALIDATION                 Process where upgraded                      The Company's testing program for
                           hardware, software etc. is                  mission critical systems began in
                           tested.                                     September 1998 and concluded successfully
                                                                       in March 1999.  This allows the rest of
                                                                       1999 for additional system renovation and
                                                                       testing, if the need should arise.

IMPLEMENTATION             Systems should be certified as              The Y2K ready version of critical
                           Year 2000 complaint and put                 mainframe software applications were put into.
                           into production.                            production in February 1999.  Many of the
                                                                       Company's P.C. applications are already
                                                                       Y2K compliant.  The remaining P.C.
                                                                       applications will be converted to a Y2K
                                                                       compliant version throughout 1999.

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

In 1997, the Company converted its core operating system software to a leading provider of data processing services, Alltel. As a consequence, Alltel is leading the effort for ensuring Year 2000 compliance for all mainframe application software. Management has overall responsibility for ensuring compliant systems and is working closely with Alltel to ensure this] compliance by December 31, 1999. Costs related to this aspect of the Year
2000 effort are the responsibility of Alltel. Management believes Alltel has the financial resources to complete this effort.

THE COSTS TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES

The Company expects to incur costs to replace existing personal computer hardware and software, which will be capitalized and amortized in accordance with the Company's existing accounting policy. The replacement of this hardware and software is, with few exceptions, a component of the Company's existing technology plan and not as a result of Year 2000 deficiencies. In addition to capitalizing hardware and software, the Company is expected to incur Year 2000 expenses, estimated to be about $500,000, which represents the out of pocket costs to address the Year 2000 problem. The costs totaled $131,000 for the year ended 1998 and $118,000 for the nine months ended September 30, 1999.

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

An additional type of risk that Banks face is customer risk. Specifically, large corporate borrowers face many of the Year 2000 issues that the Bank faces. To the extent that many of these issues are not resolved and the viability of the borrower organization is compromised, a credit risk issue could be created for the Bank. Management continually monitors and manages the customer risk posed in this type of scenario.

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

THE COMPANY'S CONTINGENCY PLANS

The Company has developed contingency plans in response to the Year 2000 challenge:

REMEDIATION PLAN. This plan is designed to mitigate the risks associated with the failure to successfully complete renovation, validation, and implementation of mission-critical systems. The plan would be invoked in the event of unsuccessful testing of a mission critical system and includes the designation of alternate vendors that would essentially constitute replacement of the existing vendor with a new one. The Company has successfully completed testing of all mission critical applications and consequently does not require a remediation plan.

BUSINESS INTERRUPTION PLAN This plan of action ensures the ability of the Bank to continue functioning as a business entity in the event of unanticipated systems failures at critical dates prior to, on and after the Year 2000. The base assumptions of this plan are:
         -Regional utility and telecommunications outages
         Spotty utility and telecommunication outages
         Failure of the Company's software applications to function in the Year 2000.
The Company has developed a strategy to deal with each of the assumptions, including but not limited to; manual workarounds, limited hours of operation and the possibility of backup item processing support.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    FOR THE QUARTER ENDING SEPTEMBER 30, 1999

SUMMARY

         For the three months ended September 30, 1999, Independent Bank Corp. (the Company) recorded net income of $4.4 million compared with net income of $4.1 million for the same period last year. Diluted earnings per share were $.31 for the three months ended September 30, 1999 versus $.27 per share for the same period in the prior year. Basic earnings per share, before the dilutive effect of stock options, were $.31 in 1999 compared with $.28 for the same period in 1998. Per share earnings have been calculated in accordance with SFAS No. 128, "Earnings per Share." This improvement in net income was due to a $671,000, or 4.4% increase in net interest income. The provision for loan losses increased to $982,000 for the third quarter of 1999 compared with $907,000 for the same period last year. Non-interest income increased $341,000, or 10.5%, while non-interest expenses increased $587,000 or 5.4% over the third quarter of 1998.

         The annualized consolidated returns on average equity and average assets for the third quarter of 1999 were 18.51% and 1.14%, respectively. This compares to annualized consolidated returns on average equity and average assets for the third quarter of 1998 of 16.67% and 1.10%, respectively.

NET INTEREST INCOME

         The discussion of net interest income, which follows, is presented on a fully tax-equivalent basis. Net interest income for the three months ended September 30, 1999, amounted to $16.1 million, an increase of $672,000, or 4.4%, from the comparable 1998 time frame. The Company's interest rate spread (the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities increased by 23 basis points, to 3.68%. The Company's net interest margin for the third quarter of 1999 was 4.42%, compared to 4.32% for the comparable 1998 time frame.

         The average balance of interest-earning assets for the third quarter of 1999 amounted to $1.45 billion an increase of $30.1 million, or 2.1%, over the comparable 1998 time frame. Income from interest-earning assets amounted to $28.4 million for the third quarter of 1999, a decrease of $95,000, or 33 basis points, from the third quarter of 1998. The balance sheet mix improved through strong loan growth, primarily commercial lending, and a decrease in the investment portfolio. While volume increased the yield on interest earning assets decreased from 7.99% to 7.80% for the three months ended September 30, 1998 and 1999, respectively.

         The average balance of interest-bearing liabilities for the third quarter of 1999 was $42.2 million, or 3.7%, higher than the comparable 1998 time frame. Average interest bearing deposits increased by $50.8 million, or 6.4%, for the third quarter of 1999 over the same period last year, with the increases divided between savings and consumer time deposits. For the three months ended September 30, 1999, average borrowings were $8.6 million, or 2.4%, lower than the third quarter of 1998. The cost of funds decreased from 4.54% to 4.13% for the three months ended September 30, 1998 and 1999, respectively.

NON-INTEREST INCOME

         Non-interest income for the three months ended September 30, 1999 was $3.6 million, compared to $3.3 million for the same period in 1998. Income from Trust and Investment Services increased by $130,000, or 15.3%, due to pricing enhancements and a strong securities market. Other non-interest income also increased by $366,000 or 72% due to the purchase of bank-owned life insurance in November of 1998. Mortgage Banking income decreased by $167,000 to $402,000 due to a decrease in refinancing activity.

NON-INTEREST EXPENSES

         Non-interest expenses totaled $11.4 million for the three months ended September 30, 1999, a $587,000 increase from the comparable 1998 period. The increase in non-interest expense was primarily due to a $476,000 or 8.65% increase in salaries and employee benefits, due to anticipated merit increases and additions to staff associated with business expansion and the transfer of the Personal Computer and Networking Department personnel from Alltel, our data processing partner, to the Bank, in November of 1998. Occupancy and equipment expenses increased $85,000 or 5%, reflecting continued investment in technology. Other non-interest expense increased by $26,000, or less than 1%.

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

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders  - None

Item 5.  Other Information

                      The financial information detailed below is included hereafter in this report:

                      Consolidated Statements of Changes in Stockholders' Equity
                           Three months ended September 30, 1999 and the year ended December 31, 1998

                      Consolidated Average Balance Sheet and Average Rate Data - Nine months and three months ended September 30, 1999 and 1998.

Item 6.  Exhibits and Reports on Form 8-K

                      (a) Exhibits

                             No.                                       Page
                             ---                                       ----
                             27 Financial Data Schedule                 E-1

                      (b) Reports on Form 8-K

                            The Company did not file any reports on Form 8-K
                during the quarter ended September 30, 1999.

-------------------------------------------------------------------------------
                             INDEPENDENT BANK CORP.
                       CONSOLIDATED STATEMENTS OF CHANGES
                             IN STOCKHOLDERS' EQUITY


                            (UNAUDITED - IN THOUSANDS)

                                                                                   Rabbi                       Other
                                       Common    Surplus     Retained   Treasury   Trust     Transitional   Comprehensive   Total
                                        Stock                Earnings    Stock     Treasury  appreciation      Income
                                                                                   Stock                      Available
                                       ------    -------     --------   --------   --------  ------------  --------------   ------
Balance, January 1, 1998                $148     $45,147     $45,825        $0        $0          $0           $1,373      $92,493
                                        ----     -------     -------  --------     -----     -------          -------      -------
Net Income                                                    16,139                                                        16,139
Dividends Declared ($.40 per share                            (5,901)                                                       (5,901)
Proceeds From Exercise of Stock Options    1         156                   409                                                 566
Repurchase Common Stock                                                 (6,840)                                             (6,840)
Change in Unrealized Gain
(Loss) on Securities                                                                                             (609)        (609)
Available for Sale, Net of Tax
                                        ----     -------     -------  --------     -----     -------          -------      -------
Balance, December 31, 1998              $149     $45,303     $56,063   $(6,431)       $0          $0             $764      $95,848
                                        ----     -------     -------  --------     -----     -------          -------      -------
Balance, January 1, 1999                 149      45,303      56,063    (6,431)       $0          $0              764       95,848
                                        ----     -------     -------  --------     -----     -------          -------      -------
Net Income                                                    12,386                                                        12,386
Dividends Declared ($.30 per share)                           (4,120)                                                       (4,120)
Proceeds From Exercise of Stock Options             (279)                 466                                                  187
Re-purchase Common Stock                                               (4,836)      (827)                                   (5,663)
Transitional appreciation of shares held
by Rabbi Trust                                                                                (1,312)                       (1,312)

Change in Unrealized Gain  on Securities                                                                       (3,240)      (3,240)
Available for Sale, Net of Tax
                                        ----     -------     -------  --------     -----     -------          -------      -------
                                        ----     -------     -------  --------     -----     -------          -------      -------
 Balance, September 30, 1999            $149     $45,024     $64,329  $(10,801)    $(827)    $(1,312)         $(2,476)     $94,086
                                        ----     -------     -------  --------     -----     -------          -------      -------
                                        ----     -------     -------  --------     -----     -------          -------      -------

INDEPENDENT BANK CORP.
SUPPLEMENTAL FINANCIAL INFORMATION
CONSOLIDATED AVERAGE BALANCE SHEET AND AVERAGE RATE DATA
(Unaudited - in thousands)


                                                                       AVERAGE              INTEREST
                                                                     OUTSTANDING            EARNED/                 AVERAGE
                                                                       BALANCE                PAID                 YIELD
FOR THE NINE MONTHS ENDED SEPTEMBER 30,                                  1999                 1999                  1999
                                                                  ------------------- --------------------- ---------------------
   Interest-Earning Assets
      Taxable Investment Securities                                         $422,795               $20,984                 6.62%
      Non-taxable Investment Securities                                       41,851                 2,368                 7.54%
      Loans, net of Unearned Discount                                        981,076                60,331                 8.20%
       Federal Funds Sold                                                     15,124                   529                 4.66%
                                                                  ------------------- --------------------  --------------------
      Total Interest-Earning Assets                                       $1,460,846               $84,212                 7.69%
                                                                  ------------------- --------------------  --------------------
                                                                  ------------------- --------------------  --------------------
      Cash and Due From Banks                                                 45,618
      Other Assets                                                            52,763
                                                                  -------------------
      Total Assets                                                        $1,559,227
                                                                  -------------------
                                                                  -------------------

   Interest-Bearing Liabilities
      Savings and Interest Checking Accounts                                $276,533                $3,635                 1.75%
      Money Market & Super Interest Checking Accounts                        109,923                 1,988                 2.41%
      Other Time Deposits                                                    450,241                17,393                 5.15%
      Federal Funds Purchased and Assets
         Sold Under Repurchase Agreements                                     83,191                 2,977                 4.77%
      Federal Home Loan Bank Borrowings                                                             11,503                 5.40%
                                                                             283,823
      Treasury Tax and Loan Notes                                              3,094                   129                 5.56%
                                                                  ------------------- --------------------  --------------------
      Total Interest-Bearing Liabilities                                  $1,206,805               $37,625                 4.16%
                                                                  ------------------- --------------------  --------------------
                                                                  ------------------- --------------------  --------------------
      Demand Deposits                                                        216,478
     Company-Obligated Mandatorily Redeemable
      Securities of Subsidiary Holding                                        28,750
      Solely Parent Company Debentures
      Other Liabilities                                                       11,611
                                                                  -------------------
      Total Liabilities                                                    1,463,644
                                                                  -------------------
      Stockholders' Equity                                                    95,583
                                                                  -------------------
Total Liabilities and Stockholders' Equity                                $1,559,227
                                                                  -------------------
                                                                  -------------------
      Net Interest Income                                                                          $46,587
                                                                                      --------------------
                                                                                      --------------------
      Interest Rate Spread                                                                                                 3.53%
                                                                                                            --------------------
                                                                                                            --------------------
      Net Interest Margin                                                                                                  4.25%
                                                                                                            --------------------
                                                                                                            --------------------

      Interest income and yield are stated on a fully tax-equivalent basis. The total amount of adjustment is $821 in 1999.

INDEPENDENT BANK CORP.
SUPPLEMENTAL FINANCIAL INFORMATION
CONSOLIDATED AVERAGE BALANCE SHEET AND AVERAGE RATE DATA
(Unaudited - in thousands)


                                                                            AVERAGE            INTEREST
                                                                          OUTSTANDING           EARNED/        AVERAGE
                                                                            BALANCE              PAID           YIELD
FOR THE NINE MONTHS ENDED SEPTEMBER 30,                                       1998               1998           1998
                                                                       --------------------   --------------  -----------
   Interest-Earning Assets
      Taxable Investment Securities                                               $437,418          $22,028        6.71%
      Non-taxable Investment Securities                                             28,627            1,599        7.45%
      Loans, net of Unearned Discount                                              869,512           57,198        8.77%
      Federal Funds Sold                                                            15,128              621        5.47%
                                                                       --------------------   --------------  -----------
      Total Interest-Earning Assets                                              1,350,685          $81,446        8.04%
                                                                       --------------------   --------------  -----------
      Cash and Due From Banks                                                       41,686
      Other Assets                                                                  19,741
      Total Assets                                                              $1,412,112
                                                                       --------------------
                                                                       --------------------

   Interest-Bearing Liabilities
      Savings and Interest Checking Accounts                                      $263,620           $3,975        2.01%
      Money Market & Super Interest Checking Accounts                              108,884            2,175        2.66%
      Other Time Deposits                                                          409,443           17,467        5.69%
      Federal Funds Purchased and Assets
         Sold Under Repurchase Agreements                                           56,789            2,375        5.58%
      Federal Home Loan Bank Borrowings                                            241,844           10,343        5.70%
      Treasury Tax and Loan Notes                                                    2,984              145        6.48%
                                                                       --------------------   --------------  -----------
      Total Interest-Bearing Liabilities                                        $1,083,564          $36,480        4.49%
                                                                       --------------------   --------------  -----------
                                                                       --------------------   --------------  -----------
      Demand Deposits                                                              190,665
       Company-Obligated Mandatorily Redeemable
        Securities of Subsidiary Holding
           Solely Parent Company Debentures                                         28,750
      Other Liabilities                                                             12,431
                                                                       --------------------
Total Liabilities                                                                1,315,410
                                                                       --------------------
Stockholders' Equity                                                                96,702
                                                                       --------------------
      Total Liabilities and Stockholders' Equity                                $1,412,112
                                                                       --------------------
                                                                       --------------------
      Net Interest Income                                                                           $44,966
                                                                                              --------------
                                                                                              --------------
      Interest Rate Spread                                                                                         3.55%
                                                                                                              -----------
                                                                                                              -----------
      Net Interest Margin                                                                                          4.44%
                                                                                                              -----------
                                                                                                              -----------

      Interest income and yield are stated on a fully tax-equivalent basis. The total amount of adjustment is $628 in 1998.

INDEPENDENT BANK CORP.
SUPPLEMENTAL FINANCIAL INFORMATION
CONSOLIDATED AVERAGE BALANCE SHEET AND AVERAGE RATE DATA
(Unaudited - in thousands)


                                                                         AVERAGE         INTEREST
                                                                       OUTSTANDING        EARNED/        AVERAGE
                                                                         BALANCE           PAID           YIELD
FOR THE THREE MONTHS ENDED SEPTEMBER 30,                                  1999             1999            1999
                                                                    ----------------- ---------------  -------------
   Interest-Earning Assets
      Taxable Investment Securities                                         $403,768          $6,877          6.81%
      Non-taxable Investment Securities                                       40,207             785          7.81%
      Loans, net of Unearned Discount                                      1,003,800          20,616          8.22%
      Federal Funds Sold                                                       6,928              85          4.91%
                                                                    ----------------- ---------------  -------------
      Total Interest-Earning Assets                                        1,454,703         $28,363          7.80%
                                                                    ----------------- ---------------  -------------
      Cash and Due From Banks                                                 45,448
      Other Assets                                                            54,108
                                                                    -----------------
      Total Assets                                                        $1,554,259
                                                                    -----------------
                                                                    -----------------

   Interest-Bearing Liabilities
      Savings and Interest Checking Accounts                                $284,404          $1,219          1.71%
      Money Market & Super Interest Checking Accounts                        105,537             647          2.45%
      Other Time Deposits                                                    455,651           5,823          5.11%
      Federal Funds Purchased and Assets
         Sold Under Repurchase Agreements                                     87,329           1,052          4.82%
      Federal Home Loan Bank Borrowings                                      255,019           3,509          5.50%
      Treasury Tax and Loan Notes                                              4,469              47          4.21%
                                                                    ----------------- ---------------  -------------
      Total Interest-Bearing Liabilities                                  $1,192,409         $12,297          4.13%
                                                                    ----------------- ---------------  -------------
                                                                    ----------------- ---------------  -------------
      Demand Deposits                                                        225,198
       Company-Obligated Mandatorily Redeemable Securities of
         Subsidiary Holding Solely Parent Company Debentures                  28,750
      Other Liabilities                                                       12,145
                                                                    -----------------
      Total Liabilities                                                    1,458,502
                                                                    -----------------
      Stockholders' Equity                                                    95,757
                                                                    -----------------
 Total Liabilities and Stockholders' Equity                               $1,554,259
                                                                    -----------------
                                                                    -----------------

      Net Interest Income                                                                    $16,066
                                                                                      ---------------
                                                                                      ---------------

      Interest Rate Spread                                                                                    3.68%
                                                                                                       -------------
                                                                                                       -------------
      Net Interest Margin                                                                                     4.42%
                                                                                                       -------------
                                                                                                       -------------

      Interest income and yield are stated on a fully tax-equivalent basis. The total amount of adjustment is $272 in 1999.

INDEPENDENT BANK CORP.
SUPPLEMENTAL FINANCIAL INFORMATION
CONSOLIDATED AVERAGE BALANCE SHEET AND AVERAGE RATE DATA
(Unaudited - in thousands)


                                                                    AVERAGE               INTEREST
                                                                  OUTSTANDING              EARNED/           AVERAGE
                                                                    BALANCE                 PAID              YIELD
FOR THE THREE MONTHS ENDED SEPTEMBER 30,                              1998                  1998               1998
                                                              ----------------------    ---------------   -------------
   Interest-Earning Assets
      Taxable Investment Securities                                        $468,172             $7,858           6.71%
      Non-taxable Investment Securities                                      38,581                727           7.54%
      Loans, net of Unearned Discount                                       897,086             19,582           8.73%
      Federal Funds Sold                                                     20,770                290           5.58%
                                                              ----------------------    --------------    ------------
      Total Interest-Earning Assets                                       1,424,609            $28,457           7.99%
                                                              ----------------------    --------------    ------------
                                                                                        --------------    ------------
      Cash and Due From Banks                                                43,962
      Other Assets                                                           21,859
                                                              ----------------------
      Total Assets                                                       $1,490,430
                                                              ----------------------
                                                              ----------------------

   Interest-Bearing Liabilities
      Savings and NOW Accounts                                             $269,489             $1,332           1.98%
      Money Market & Super NOW Accounts                                     105,571                701           2.66%
      Other Time Deposits                                                   419,709              6,014           5.73%
      Federal Funds Purchased and Assets
      Sold Under Repurchase Agreements                                       72,983              1,000           5.48%
      Treasury Tax and Loan Notes                                           278,995              3,951           5.66%
                                                                              3,473                 66           7.60%
                                                              ----------------------    --------------    ------------
      Total Interest-Bearing Liabilities                                 $1,150,220            $13,064           4.54%
                                                              ----------------------    --------------    ------------
                                                              ----------------------    --------------    ------------
      Demand Deposits                                                       201,089
      Company-Obligated Mandatorily Redeemable  Securities of
       Subsidiary Holding Solely Parent Company Debentures                   28,750
      Other Liabilities                                                      12,093
                                                              ----------------------
      Total Liabilities                                                   1,392,152
                                                              ----------------------
      Stockholders' Equity                                                   98,278
                                                              ----------------------
      Total Liabilities and Stockholders'
                                                              ----------------------
         Equity                                                          $1,490,430
                                                              ----------------------
                                                              ----------------------
      Net Interest Income                                                                      $15,393
                                                                                        --------------
                                                                                        --------------

      Interest Rate Spread                                                                                       3.45%
                                                                                                          ------------
                                                                                                          ------------
      Net Interest Margin                                                                                        4.32%
                                                                                                          ------------
                                                                                                          ------------

      Interest income and yield are stated on a fully tax-equivalent basis. The total amount of adjustment is $271 in 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     INDEPENDENT BANK CORP.
                                          (registrant)



Date:   October 27, 1999             /s/  Douglas H. Philipsen
                                           Douglas H. Philipsen
                                       President, Chairman of the Board and
                                        Chief Executive Officer




Date:   October 27, 1999
                                     /s/  Richard J. Seaman
                                           Richard J. Seaman
                                       Chief Financial Officer
                                        and Treasurer