Form 10-K
period 1999-12-31
INDEPENDENT BANK CORP
filed 2000-03-29
CIK 776901

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549
                                    FORM 10-K

            /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999
                                       or

         / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ____ to ____

                         Commission File Number: 1-9047

                             INDEPENDENT BANK CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              MASSACHUSETTS                                         04-2870273
----------------------------------------------        ------------------------------------
(State or other jurisdiction of incorporation         (I.R.S. Employer Identification No.)
           or organization)

            288 Union Street
       ROCKLAND, MASSACHUSETTS                                        02370
----------------------------------------------        ------------------------------------
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

                     COMMON STOCK, $.01 PAR VALUE PER SHARE
--------------------------------------------------------------------------------
                                (Title of Class)

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

/X/ Yes          / /  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/


As of February 29, 2000, the aggregate market value of the 11,989,067 shares of Common Stock of the Registrant issued and outstanding on such date, excluding 2,241,003 shares held by all directors and executive officers of the Registrant as group, was $125,885,204. This figure is based on the closing sale price of $10.50 per share on February 29, 2000, as reported in The Wall Street Journal on March 1, 2000.

Number of shares of Common Stock outstanding as of February 29, 2000: 14,230,070

                       DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents incorporated by reference and the Part of Form 10-K into which the document is incorporated:

(1) Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1999 are incorporated into Part II, Items 5-8 of this Form 10-K.

(2) Portions of the Registrant's definitive proxy statement for its 1999 Annual Meeting of Stockholders are incorporated into Part III, Items 10-13 of this Form 10-K.
================================================================================

         PART 1.

         ITEM 1.     BUSINESS

                  GENERAL. Independent Bank Corp. (the "Company") is a state chartered, federally registered bank holding company headquartered in Rockland, Massachusetts. The Company is the sole stockholder of Rockland Trust Company ("Rockland" or "the Bank"), a Massachusetts trust company chartered in 1907. The Company is a community-oriented commercial bank. The community banking business consists of commercial banking, retail banking and trust services and is managed as a single strategic unit. The community banking business derives its revenues from a wide range of banking services, including lending activities, acceptance of demand, savings and time deposits, trust and investment management, and mortgage servicing income from investors. Rockland offers a full range of community banking services through its network of 34 banking offices, eight commercial lending centers, and two asset management and trust services offices located in the Plymouth, Norfolk, and Bristol Counties of Southeastern Massachusetts. At December 31, 1999, the Company had total assets of $1.6 billion, total deposits of $1.1 billion, stockholders' equity of $98.1 million, and 531 full-time equivalent employees.

                  Rockland has a deep-rooted history as a community oriented commercial bank. As a result of its strong commitment to the local business community, the Bank has become one of the prominent financial institutions in Plymouth County, which represents the majority of its market area. The Bank had approximately 17.37% of the total deposits within Plymouth County as of June 30, 1999, the most recent date for which such data is available, or approximately 180% of the market share of its nearest competitor. Due to the continuing consolidation within the financial services industry, Rockland is the only remaining locally based commercial bank in Plymouth County.

                  In 1997, Independent Capital Trust I (the "Trust") was formed for the purpose of issuing trust preferred securities (the "Trust Preferred Securities"). A total of $28.75 million of 9.28% Trust Preferred Securities were issued by the Trust and are scheduled to mature in 2027, callable at the option of the company after May 19, 2002. For further information on the Trust Preferred Securities, see footnote 14 of the Company's 1999 Annual Report to Stockholders.

                  On January 31, 2000, Independent Capital Trust II ("the Trust II") was formed for the purpose of issuing trust preferred securities and investing the proceeds of the sale of these securities in $25.8 million of 11% junior subordinated debentures issued by the Company. A total of $25 million of 11% Trust Preferred Securities were issued by the Trust and are scheduled to mature in 2030, callable at the option of the Company after January 31, 2002. For further information on the Trust Preferred Securities, see Footnote 14 of the Company's 1999 Annual Report to Stockholders.

                  The Company experienced significant growth and profitability during the early and mid-1980's as the New England economy prospered. Total assets surpassed the $1 billion level and earnings reached record levels. However, with the onset of an economic recession in New England in the late 1980's, and a resulting significant decline in local real estate values, the Company experienced serious financial problems. The quality of the loan portfolio declined sharply as nonperforming assets rose to over 10% of total assets. This deterioration required significant loan loss provisions that resulted in the Company reporting substantial losses in 1990 and 1991.

                  After implementing a number of managerial, operational, and financial changes during 1991 and 1992, the Company returned to profitability in 1992. In December of that year, the Company issued 9.2 million shares of common stock, strengthening its capital base.

                  For the year ended December 31, 1999, the Company recorded net income of $17.0 million, an increase of 5.6% over 1998 earnings of $16.1 million. The improved 1999 results reflect a 4.5% increase in net interest income, a 12.7% increase in non-interest income and an increase of 9.0% in non-interest expenses.

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

                  In September 1999, we entered into an agreement with Fleet Financial Group, Inc., Fleet National Bank and BankBoston, N.A. to acquire 12 branches, two of which are located in Brockton, Massachusetts, which is within our primary market area, and ten of which are located on Cape Cod, Massachusetts in Barnstable County, a market contiguous to where we presently operate. The 12 branches to be acquired presently have total deposits aggregating approximately $269 million. In connection with the acquisition, we expect to acquire approximately $137 million of commercial and consumer loans. Following the acquisition, we will have approximately $1.8 billion in assets, $1.3 billion in deposits and 46 retail branches. We expect to pay a core deposit premium of approximately $32 million in connection with the acquisition. We expect that the transaction will close during the third quarter of 2000.


         LENDING ACTIVITIES

                  GENERAL. The Bank's gross loan portfolio amounted to $1.0 billion on December 31, 1999, or 65.0% of total assets on that date. The Bank classifies loans as commercial, real estate, or consumer. Commercial loans consist primarily of loans to businesses for working capital and other business related purposes and floor plan financing. Real estate loans are comprised of commercial mortgages that are secured by nonresidential properties, residential mortgages that are secured primarily by owner-occupied residences, home equity loans, and mortgages for the construction of commercial and residential properties. Consumer loans consist of installment obligations, the majority of which are automobile loans, and other consumer loans.

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

                  In accordance with governing banking statutes, Rockland is permitted, with certain exceptions, to make loans and commitments to any one borrower, including related entities, in the aggregate amount of not more than 20% of the Bank's stockholders' equity, or $21.1 million at December 31, 1999. Notwithstanding the foregoing, the Bank has established a more restrictive limit of not more than 15% of stockholders' equity, or $15.8 million at December 31, 1999, which limit may be exceeded with the approval of the Board of Directors. There were no borrowers whose total indebtedness aggregated or exceeded $15.8 million as of December 31, 1999.

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

                                                                December 31,
                      --------------------------------------------------------------------------------------------------
                             1999                 1998               1997                 1996              1995
                      --------------------------------------------------------------------------------------------------
                                                              (Dollars in
                                                              Thousands)
                      AMOUNT    PERCENT   AMOUNT     PERCENT  AMOUNT     PERCENT  AMOUNT     PERCENT  AMOUNT    PERCENT
                      ------    -------   ------     -------  ------     -------  ------     -------  ------    -------
Commercial ........ $  137,108    13.3%    $127,019    13.3%   $138,541    16.2%   $127,008    17.9%  $121,679    19.1%
Real estate:
   Commercial .....    320,713    31.0      261,332    27.4     238,930    27.9     205,256    29.0    187,608    29.4
   Residential ....    208,066    20.1      197,807    20.7     207,555    24.2     202,031    28.5    187,652    29.4
   Construction ...     38,034     3.7       44,710     4.7      34,227     4.0      31,633     4.5     27,863     4.4
Consumer:
   Installment ....    322,266    31.2      315,419    33.0     227,700    26.6     132,589    18.7    102,088    16.0
   Other ..........      7,766     0.7        8,656     0.9       9,849     1.1      10,140     1.4     11,076     1.7
                     ---------  -------    --------  ------    --------  -------   --------  -------  --------  ------
Gross Loans .......  1,033,953   100.0%     954,943   100.0%    856,802   100.0%    708,657   100.0%   637,966   100.0%
                     ---------  ------     --------  ------    --------  ------    --------  ------   --------  ------
Unearned Discount ..     5,443               13,831              28,670              13,251              9,825
Reserve for Possible
   Loan Losses .....    14,958               13,695              12,674              12,221             12,088
                        ------             --------            --------            --------           --------
Net Loans ......... $1,013,552             $927,417            $815,458            $683,185           $616,053
                    ==========             ========            ========            ========           ========

                  The Company's outstanding loans grew by 9.3% in 1999, following a 13.7% increase in 1998. This loan growth, in 1999, was primarily attributable to an increase in the commercial real estate portfolio, with the remaining growth in the residential real estate and commercial portfolios.

                  Commercial loans, increased $10.1 million, or 7.9%, in 1999, following a decrease of $11.5 million, or 8.3%, in 1998.

                  Real estate loans comprised 54.8% of gross loans at December 31, 1999, as compared to 52.8% at December 31, 1998. Commercial real estate loans have reflected increases over the last two years of $59.4 million, or 22.7%, in 1999, and $22.4 million, or 9.4%, in 1998. These increases are indicative of the sound prospects for small and medium sized businesses in the Bank's market area. Residential real estate loans increased $10.3 million, or 5.2%, in 1999, and decreased $9.7 million, or 4.7% in 1998. The majority of residential mortgage loans originated were sold in the secondary market. During 1999, the Bank sold $51.2 million of the current production of residential mortgages as part of its overall asset/liability management. Real estate construction loans decreased $6.7 million, or 14.9%, in 1999, following an increase of $10.5 million, or 30.6, in 1998.

                  Consumer installment loans, net of unearned discount, increased $15.2 million, or 5.1%, and $102.6 million, or 51.5%, during 1999 and 1998, respectively. The increases over the past two years are attributed to a focused effort directed at expanding banking relationships with new and used automobile dealers within the market area. As a result, strong growth was reported in 1999 and 1998. The decline in the growth rate in 1999 is due to the decline in interest rates on indirect automobile lending to the point that, in management's opinion, the risk inherent was not adequately covered in the interest yield. As of December 31, 1999 and 1998, automobile loans represented 89.4% and 89.2%, respectively, of the Bank's consumer loan portfolio. Since the sale of the Bank's credit card portfolio during 1991 and 1992, other consumer loans have consisted primarily of cash reserve loans. Introduced in 1992, cash reserve loans are designed to afford the Bank's customers overdraft protection. The balances of these loans decreased $0.89 million, or 10.3%, in 1999 and 1.2 million or 12.1% in 1998.

                  The following table sets forth the scheduled contractual amortization of the Bank's loan portfolio at December 31, 1999. Loans having no schedule of repayments or no stated maturity are reported as due in one year or less. The following table also sets forth the rate structure of loans scheduled to mature after one year.


                                             Real Estate -     Real         Real      Consumer -   Consumer -
                                Commercial    Commercial     Estate -     Estate -    Installment     Other        Total
                                                            Residential  Construction
                                ------------ -------------- ------------ ------------ ------------ ------------ -------------
                                                                       (Dollars In
                                                                       Thousands)
        Amounts due in:
        One year or less ....      $107,444      $65,075      $87,503      $30,499      $87,628        $7,766     $385,915
        After one year
        through five years ..        27,812      209,894       67,016        3,289      228,568            --      536,579
        Beyond five years ...         1,852       45,744       53,547        4,246        6,070            --      111,459
                                      -----       ------       ------        -----        -----         -----      -------
        Total ...............      $137,108     $320,713     $208,066      $38,034     $322,266        $7,766   $1,033,953
                                   ========     ========     ========      =======     ========        ======   ==========

        Interest rates on
        amounts due after
        one year:
        Fixed Rate ..........       $28,358     $225,097     $109,261       $7,535     $234,638            --     $604,889
        Adjustable Rate .....         1,306       30,541       11,302           --           --            --       43,149

                  Generally, the actual maturity of loans is substantially less than their contractual maturity due to prepayments and, in the case of real estate loans, due-on-sale clauses, which generally gives the Bank the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells the property subject to the mortgage and the loan is not repaid. The average life of real estate loans tends to increase when current real estate loan rates are higher than rates on mortgages in the portfolio and, conversely, tends to decrease when rates on mortgages in the portfolio are higher than current real estate loan rates. Under the latter scenario, the weighted average yield on the portfolio tends to decrease as higher yielding loans are repaid or refinanced at lower rates. Due to the fact that the Bank may, consistent with industry practice, "roll over" a significant portion of commercial and commercial real estate loans at or immediately prior to their maturity by renewing the loans on substantially similar or revised terms, the principal repayments actually received by the Bank are anticipated to be significantly less than the amounts contractually due in any particular period. In addition, a loan, or a portion of a loan, may not be repaid due to the borrower's inability to satisfy the contractual obligations of the loan. As of December 31, 1999, $.1 million of loans scheduled to mature within one year were nonperforming. See "Lending Activities Nonperforming Assets."

                  ORIGINATION OF LOANS. Commercial loan applications are obtained through existing customers, solicitation by Bank loan officers, referrals from current or past customers, or walk-in customers. Commercial real estate loan applications are obtained primarily from previous borrowers, direct contacts with the Bank, or referrals. Applications for residential real estate loans and all types of consumer loans are taken at all of the Bank's full-service branch offices. Residential real estate loan applications primarily result from referrals by real estate brokers, homebuilders, and existing or walk-in customers. The Bank also maintains a staff of field originators who solicit and refer residential real estate loan applications to the Bank. These employees are compensated on a commission basis and provide convenient origination services during banking and non-banking hours. Consumer loan applications are directly obtained through existing or walk-in customers who have been made aware of the Bank's consumer loan services through advertising and other media, as well as indirectly through a network of automobile dealers.

                  Commercial loans, commercial real estate loans, and construction loans may be approved by commercial loan officers up to their individually assigned lending limits, which are established and modified periodically to reflect the officer's expertise and experience. Commercial loans and commercial real estate loans in excess of a loan officer's assigned lending limit are approved by various levels of authority within the commercial lending division, depending on the loan amount, up to and including the Senior Loan Committee and ultimately the Executive Committee of the Board of Directors.

                  Residential real estate loans and home equity loans follow a similar approval process within the retail lending division.

                  SALE OF LOANS. The Bank's residential real estate loans are generally originated in compliance with terms, conditions and documentation which permit the sale of such loans to the Federal Home Loan Mortgage Corporation ("FHLMC"), the Federal National Mortgage Association ("FNMA"), the Government National Mortgage Association ("GNMA"), and other investors in the secondary market.

         The majority of fixed rate, long term residential mortgages originated by the Bank are sold without recourse in the secondary market. Loan sales in the secondary market provide funds for additional lending and other banking activities. The Bank generally retains the servicing on the loans sold. As part of its asset/liability management strategy, the Bank may retain a portion of adjustable rate residential real estate loans or fixed-rate residential real estate loans. During 1999, the Bank originated $109 million in residential real estate loans of which $48 million was retained in its portfolio.

                  The principal balance of loans serviced by the Bank for investors amounted to $256.8 million at December 31, 1999 and $256.3 million at December 31, 1998. Under its mortgage servicing arrangements, the Bank generally continues to collect payments on loans, to inspect the mortgaged property, to make insurance and tax advances on behalf of borrowers and to otherwise service the loans and receives a fee for performing these services. Net servicing fee income amounted to $918,000 and $1,156,000 for the years ended December 31, 1999 and 1998, respectively. Loan origination fees that relate to loans sold by the Bank are recognized as non-interest income at the time of the loan sale. Under its sales agreements, the Bank pays the purchaser of mortgage loans a specified yield on the loans sold. The difference, after payment of any guarantee fee, is retained by the Bank and recognized as fee income over the life of the loan. In addition, loans may be sold at a premium or a discount with any resulting gain or loss recognized at the time of sale. Effective January 1, 1997 the Bank adopted SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," as amended by SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of Financial Accounting Standards Board (FASB) Statement No. 125." This statement, which supercedes SFAS No.122, "Accounting for Mortgage Servicing Rights," provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. As of December 31, 1999, and 1998, the loan servicing asset was $1.6 million and $1.4 million, respectively.

                  COMMERCIAL LOANS. The Bank offers secured and unsecured commercial loans for business purposes, including issuing letters of credit. At December 31, 1999, $137.1 million, or 13.3%, of the Bank's gross loan portfolio consisted of commercial loans, compared to $127.0 million, or 13.3%, at December 31, 1998.

                  Commercial loans are generally provided to small-to-medium-sized businesses located within the Company's market area. Commercial loans may be structured as term loans or as revolving lines of credit. Commercial term loans generally have a repayment schedule of five years or less and, although the Bank occasionally originates some commercial term loans with interest rates which float in relation to the Rockland Base rate, the majority of commercial term loans have fixed rates of interest. Generally, Rockland's Base rate is determined by reference to the Prime rate published daily in the Wall Street Journal. The Bank's Base rate is monitored by the Executive Vice President - Commercial Lending Division, and revised when appropriate in accordance with guidelines established by the Asset/Liability Management Committee. The majority of commercial term loans are collateralized by equipment, machinery or other corporate assets. In addition, the Bank generally obtains personal guarantees from the principals of the borrower for virtually all of its commercial loans.

                  The Bank's commercial revolving lines of credit generally are for the purpose of providing working capital to borrowers and may be secured or unsecured. Collateral for commercial revolving lines of credit may consist of accounts receivable, inventory or both, as well as other corporate assets. Generally, the Bank will lend up to 80% of accounts receivable, provided that such receivables have not aged more than 60 days and/or up to 20% to 40% of the value of raw materials and finished goods inventory securing the line. Commercial revolving lines of credit generally are reviewed on an annual basis and usually require substantial repayment of principal during the course of a year. At December 31, 1999, the Bank had $50.3 million outstanding under commercial revolving lines of credit and $60.1 million of unused commitments under such lines on that date.

                  The Bank's standby letters of credit generally are secured, have terms of not more than one year, and are reviewed for renewal. As of December 31, 1999, the Bank had $1 million in outstanding commitments pursuant to standby letters of credit. The Commercial Lending Division manages these facilities.

                  The Bank also provides automobile and, to a lesser extent, boat and other vehicle floor-plan financing. Floor-plan loans, which are secured by the automobiles, boats, or other vehicles constituting the dealer's inventory, amounted to $18.7 million as of December 31, 1999. Upon the sale of a floor-plan unit, the proceeds of the sale are applied to reduce the loan balance. In the event a unit financed under a floor-plan line of credit remains in the dealer's inventory for an extended period, the amount of the outstanding balance is reduced with respect to such unit. Bank personnel make unannounced periodic inspections of each dealer to review the value and condition of the underlying collateral.

                  REAL ESTATE LOANS. The Bank's real estate loans consist of loans secured by commercial properties, loans secured by 1-4 unit residential properties, home equity loans, and construction loans. As of December 31, 1999, the Bank's loan portfolio included $320.7 million in commercial real estate loans, $208.1 million in residential real estate loans including $38.9 million in home equity loans, and $38.0 million in construction loans.

                  A significant portion of the Bank's commercial real estate portfolio consists of loans to finance the development of residential projects. These are categorized as commercial construction loans. As such, a number of commercial real estate loans are primarily secured by residential development tracts but, to a much greater extent, they are secured by owner-occupied commercial and industrial buildings and warehouses. Commercial real estate loans also include multi-family residential loans that are primarily secured by apartment buildings and, to a lesser extent, condominiums. The Bank has a very modest portfolio of loans secured by special purpose properties, such as hotels, motels, or restaurants.

                  Although terms vary, commercial real estate loans generally have maturities of five years or less, amortization periods of 20 years, and interest rates that either float in accordance with a designated index or have fixed rates of interest. The Bank's adjustable-rate commercial real estate loans generally are indexed to the Rockland Base rate. Loan-to-value ratios on commercial real estate loans generally do not exceed 80% (70% for special purpose properties) of the appraised value of the property. In addition, as part of the criteria for underwriting permanent commercial real estate loans, the Bank generally imposes a debt service coverage ratio of not less than 120%. It is also the Bank's policy to obtain personal guarantees from the principals of the borrower on commercial real estate loans and to obtain periodic financial statements from all commercial and multi-family borrowers on an annual basis and, in some cases, more frequently.

                  Commercial real estate lending entails additional risks as compared to residential real estate lending. Commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers. Development of commercial real estate projects also may be subject to numerous land use and environmental issues. The payment experience on such loans is typically dependent on the successful operation of the real estate project, which can be significantly impacted by supply and demand conditions in the market for commercial and retail space.

                  Rockland originates both fixed-rate and adjustable-rate residential real estate loans. The Bank will lend up to 97% of the lesser of the appraised value of the property securing the loan or the purchase price, and generally requires borrowers to obtain private mortgage insurance when the amount of the loan exceeds 80% of the value of the property. The rates of these loans are typically competitive with market rates. As previously noted, the Bank's residential real estate loans are generally originated only under terms, conditions and documentation, which permit sale in the secondary market.

                  The Bank generally requires title insurance protecting the priority of its mortgage lien, as well as fire and extended coverage casualty insurance in order to protect the properties securing its residential and other real estate loans. Independent appraisers appraise properties securing all of the Bank's first mortgage real estate loans.

                  Home equity loans may be made as a term loan or under a revolving line of credit secured by a second mortgage on the borrower's residence. The Bank will originate home equity loans in an amount up to 80% of the appraised value or, without appraisal, up to 80% of the tax assessed value, whichever is lower, reduced for any loans outstanding secured by such collateral. As of December 31, 1999, there was $6.5 million in unused commitments under revolving home equity lines of credit.

                  Construction loans are intended to finance the construction of residential and commercial properties, including loans for the acquisition and development of land or rehabilitation of existing homes. Construction loans generally have terms of six months, but not more than two years. They usually do not provide for amortization of the loan balance during the term. The majority of the Bank's commercial construction loans have floating rates of interest based upon the Rockland Base rate or, in some cases, the prime rate published daily in the Wall Street Journal

                  A significant portion of the Bank's construction lending is related to one-to-four family residential development within the Bank's market area. The Bank typically has focused its construction lending on relatively small projects and has developed and maintains a relationship with a significant number of homebuilders in Plymouth, Norfolk, and Bristol Counties. As of December 31, 1999, $12.3 million, or 53.4%, of total construction loans at such date were for the development of one-to-four family residential lots or the construction of one-to-four family residences.

                  The Bank evaluates the feasibility of construction projects based upon appraisals of the project performed by independent appraisers. In addition, the Bank may obtain architects' or engineers' estimations of the cost of construction. The Bank generally requires the borrower to fund at least 20% of the project costs and generally does not provide for an interest reserve in its non-residential construction loans. The Bank's non-residential construction loans generally do not exceed 80% of the lesser of the appraised value upon completion or the sales price. Land acquisition and development loans generally do not exceed the lesser of 70% of the appraised value (without improvements) or the purchase price. The Bank's loan policy requires that permanent mortgage financing be secured prior to extending any non-residential construction loans. In addition, the Bank generally requires that the units securing its residential construction loans be pre-sold. Loan proceeds are disbursed in stages after on-site inspections of the project indicate that the required work has been performed and that such disbursements are warranted.

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

                  CONSUMER LOANS. The Bank makes loans for a wide variety of personal and consumer needs. Consumer loans primarily consist of installment loans and cash reserve loans. As of December 31, 1999, $328.7 million, or 31.9%, of the Bank's gross loan portfolio consisted of consumer loans.

                  The Bank's installment loans consist primarily of automobile loans, which amounted to $290.0 million at December 31, 1999. A substantial portion of the Bank's automobile loans are originated indirectly by a network of approximately 120 new and used automobile dealers located within the Bank's market area. Indirect automobile loans accounted for 88% and 92% of the Bank's total installment loan originations during 1999 and 1998, respectively. Although applications for such loans are taken by employees of the dealer, the loans are made pursuant to Rockland's underwriting standards using Rockland's documentation, and all indirect loans must be approved by a Rockland loan officer. In addition to indirect automobile lending, the Bank also originates automobile loans directly.

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

                  The Bank's installment loans also include unsecured loans and loans secured by deposit accounts, loans to purchase motorcycles, recreational vehicles, motor homes, boats, or mobile homes. As of December 31, 1999, installment loans other than automobile loans amounted to $32.3 million. The Bank generally will lend up to 100% of the purchase price of vehicles other than automobiles with terms of up to three years for motorcycles and up to fifteen years for recreational vehicles.

                  Cash reserve loans are made pursuant to previously approved unsecured cash reserve lines of credit. The rate on these loans is subject to change due to market conditions. As of December 31, 1999, an additional $15.8 million had been committed to but was unused under cash reserve lines of credit.

                  NONPERFORMING ASSETS. The following table sets forth information regarding nonperforming assets held by the Bank at the dates indicated.

                                                                  December 31,
                                          ------------------------------------------------------------------
                                           1999         1998            1997           1996          1995
                                          ------------------------------------------------------------------
                                                                          (Dollars in
                                                                           Thousands)
         Loans past due 90 days
         or more but still
         accruing                           $316        $1,026           $737           $516           $553

         Loans accounted for on
         a nonaccrual basis (1) ......     3,338         4,330          5,154          3,946          4,718
                                           -----         -----          -----          -----          -----

         Total non performing
         loans .......................     3,654         5,356          5,891          4,462          5,271
                                           -----         -----          -----          -----          -----

         Other real estate owned .....        --             2            271            271            638

         Total nonperforming
         assets ......................    $3,654        $5,356         $5,893         $4,733         $5,909
                                          ======        ======         ======         ======         ======
         Restructured loans ..........      $694        $1,037         $1,400         $1,658         $2,629
                                          ------        ------         ------         ------         ------
         Nonperforming loans as
         a percent of gross loans ....      0.35%         0.56%          0.69%          0.63%          0.83%
                                          ------        ------         ------         ------         ------
         Nonperforming assets as
         a percent of total
         assets ......................      0.23%         0.34%          0.43%          0.43%          0.60%
                                          ------        ------         ------         ------         ------

                (1) Includes $.1 million, $.1 million, and $.6 million of restructured loans at December 31, 1997, 1996 and 1995 respectively, which were included in nonaccrual loans as of such dates. There were no restructured, nonaccruing loans at December 31, 1998 and 1999.

                  Gross interest income that would have been recognized for the years ended December 31, 1999 and 1998 if nonperforming loans at the respective dates had been performing in accordance with their original terms approximated $375,000 and $496,000 respectively. The actual amount of interest that was collected on these loans during each of those periods and included in interest income was approximately $50,000 and $66,000, respectively.

                  Through the Controlled Asset Department, the Bank strives to ensure that loans do not become nonperforming. In the case that they do, this department will restore nonperforming assets to performing status or, alternatively, dispose of such assets. On occasion, this effort may require the restructure of loan terms for certain nonperforming loans. At this time, there are no commitments to lend additional funds to debtors whose loans are non-performing.

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

                  The following table summarizes changes in the reserve for possible loan losses and other selected statistics for the periods presented.

                                                                        Year Ending December 31,
                                                     ----------------------------------------------------------------
                                                            1999                                   1996         1995
                                                                     1998         1997
                                                                         (Dollars In Thousands)
      Average loans, net of unearned discount .....     $991,319     $884,205     $757,877     $657,749     $612,481
                                                        ========     ========     ========     ========     ========
      Reserve for Possible loan losses,
      beginning of year                                  $13,695      $12,674      $12,221      $12,088      $13,719
      Charged-off loans
          Commercial ..............................          415        1,206        1,140        1,252        2,097
          Real estate - commercial ................           --           --           95          228          690
          Real estate - residential ...............            1          241          261          296          558
          Real estate - construction ..............           --           --           --           --           --
          Consumer - installment ..................        3,060         2108          771          430          273
          Consumer - other ........................          494          542          639          619          464
                                                             ---          ---          ---          ---          ---
              Total charged-off loans .............        3,970        4,097        2,906        2,825        4,082
                                                           -----        -----        -----        -----        -----
      Recoveries on loans previously charged off
          Commercial ..............................          522          630          546          573          436
          Real estate - commercial ................           67          258          265          241          665
          Real estate - residential ...............          115            2            0           31            3
          Real estate - construction ..............           --           --           --           --           --
          Consumer - installment ..................          603          266          137          171          169
          Consumer - other ........................          (1)            2          151          192          178
                                                             ---            -          ---          ---          ---
              Total recoveries ....................        1,306        1,158        1,099        1,208        1,451
                                                           -----        -----        -----        -----        -----
      Net loans charged-off .......................        2,664        2,939        1,807        1,617        2,631
      Provision for loan losses ...................        3,927        3,960        2,260        1,750        1,000
                                                           -----        -----        -----        -----        -----
      Reserve for possible loan losses,
         end of period ............................      $14,958      $13,695      $12,674      $12,221      $12,088
                                                         =======      =======      =======      =======      =======

      Net loans charged-off as a percent of
      average loans, net of unearned discount .....         0.27%        0.33%        0.24%        0.25%        0.43%

      Reserve for possible loan losses as a
      percent of loans, net of unearned discount ..         1.45%        1.46%        1.67%        1.76%        1.92%

      Reserve for possible loan losses as a
      percent of nonperforming loans ..............       409.36%      255.69%      215.14%      273.89%      229.33%

      Net loans charged-off as a percent of
      reserve for possible loan losses ............        17.81%       21.46%       14.26%       13.23%       21.77%

      Recoveries as a percent of charge-offs ......        32.90%       28.26%       37.82%       42.76%       35.55%

              The reserve for possible loan losses is allocated to various loan categories as part of the Bank's process for evaluating the adequacy of the reserve for possible loan losses. The following table sets forth certain information concerning the allocation of the Bank's reserve for possible loan losses by loan categories at December 31, 1999. For information about the percent of loans in each category to total loans, see "Lending Activities - Loan Portfolio Composition and Maturity."

                                               Percent of
                                   Amount         Total
                                                 Loans by
                                                 Category
                               ------------------------------------
                                        (Dollars In Thousands)
    Commercial Loans .........        $2,853              2.08%
    Real Estate Loans ........         8,167              1.44%
    Consumer Loans ...........         3,938              1.21%
                                       -----              ----
       Total Loans                   $14,958              1.45%
                                      ======              ====

                  The Bank determines the level of the reserve for possible loan losses based on a number of factors. A specific loan grade or rating is assigned to any commercial, commercial real estate, or construction loan relationship above $50,000. A portion of the reserve is allocated as a general reserve for those classes of loans by the level of loan rating. The better rated loans receive a lower allocation, but each rated loan class will have an allocation placed against the amount outstanding. As an alternative to a general allocation by loan rating, certain loans have specific allocations assigned to them because of greater knowledge of their underlying collateral's value. In conjunction with its review, management considers both internal and external factors, which may affect the adequacy of the reserve for possible loan losses. Such factors may include, but are not limited to, industry trends, regional and national economic conditions, past estimates of possible loan losses as compared to actual losses, and historical loan losses. Management assesses the adequacy of the reserve for possible loan losses, and reviews that assessment quarterly, with the Board of Directors. Management's assessment of the adequacy of the reserve for possible loan losses is reviewed periodically by the Company's independent public accountants.

                  As of December 31, 1999, the reserve for possible loan losses totaled $14.96 million. Based on the processes described above, management believes that the level of the reserve for possible loan losses at December 31, 1999 is adequate. Various regulatory agencies, as an integral part of their examination process, periodically review the Company's reserve for possible loan losses. Federal Reserve regulators most recently examined the Company based on financial data as of September 30, 1999. The Bank was most recently examined by the FDIC and by the Commonwealth of Massachusetts Division of Banks in the third quarter of 1999. No additional provision for possible loan losses was required as a result of these examinations.

         INVESTMENT ACTIVITIES

                  The Bank's securities portfolio consists of U.S. Treasury and U.S. Government Agency securities, mortgage-backed securities, and debt securities issued by other institutions. Most of these securities are investment grade debt obligations with average maturities of less than five years. Government and government agency securities entail a lesser degree of risk than loans made by the Bank by virtue of the guarantees that back them, require less capital under risk-based capital rules than non-insured or non-guaranteed mortgage loans, are more liquid than individual mortgage loans, and may be used to collateralize borrowings or other obligations of the Bank. However, these securities are subject to prepayment risk, which could result in significantly less future income than would have been the case based on the contractual coupon rate and term. In addition the Bank had $47.6 million, in private issue mortgage backed securities at December 31, 1999. The Bank had investments in marketable equity securities at December 31, 1999 of $465,000 and $350,000 in 1998. The Bank views its securities portfolio as a source of income and, with regard to maturing securities, liquidity. Interest payments generated from securities also provide a source of liquidity to fund loans and meet short-term cash needs. The Bank's securities portfolio is managed in accordance with the Rockland Trust Company Investment Policy adopted by the Board of Directors. The Chief Executive Officer or the Chief Financial Officer may make investments with the approval of one additional member of the Asset/Liability Management Committee, subject to limits on the type, size and quality of all investments, which are specified in the Investment Policy. The Bank's Asset/Liability Management Committee, or its designee, is required to evaluate any proposed purchase from the standpoint of overall diversification of the portfolio.

                  The investment portfolio includes securities which management intends to hold until maturity, securities available for sale and trading assets. This classification of the securities portfolio is required by Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting For Certain Investments in Debt and Equity Securities," which the Bank adopted effective January 1, 1994.

                  Securities held to maturity as of December 31, 1999 are carried at their amortized cost of $229.0 million and exclude gross unrealized gains of $.47 million and gross unrealized losses of $10.9 million. A year earlier, securities held to maturity totaled $284.9 million, excluding gross unrealized gains of $3.9 million and gross unrealized losses of $1.3 million.

                  Securities available for sale are carried at fair market value and unrealized gains and losses, net of the related tax effect, are recognized as a separate component of stockholders' equity. The fair market value of securities available for sale at December 31, 1999 totaled $201.6 million, and net unrealized losses totaled $5.8 million. A year earlier, securities available for sale were $195.2 million, with net unrealized gains of $1.2 million. The Bank realized a gain of $34,000 and $27,000 on the sale of available-for-sale securities in 1999 and 1998, respectively.

                  The following table sets forth the amortized cost and percentage distribution of securities held to maturity at the dates indicated. For additional information, see Note 3 to the Consolidated Financial Statements included in Item 8 hereof.

                                                       At December 31,
                                --------------------------------------------------------------
                                       1999                1998                  1997
                                ------------------- -------------------- ---------------------
                                 AMOUNT    PERCENT   AMOUNT     PERCENT    AMOUNT    PERCENT
                                                   (Dollars in Thousands)
   U.S. treasury and
       Government agency
       Securities ............. $ 25,996    11.4%   $ 29,197     10.3%    $ 51,567    16.7%

   Mortgage-backed securities..  101,081    44.1%    143,292     50.3%     199,245    64.7%

   Collateralized mortgage
       obligations ............    5,666     2.5%     17,799      6.2%      34,515    11.2%

   State. County, and
   municipal securities .......   41,984    18.3%     40,365     14.2%      21,385     6.9%

   Other investment
     securities ..............    54,316    23.7%     54,291     19.0%       1,400     0.5%
                                  ------    -----     ------     -----       -----     ----
                                $229,043   100.0%   $284,944    100.0%    $308,112    100.0%
                                ========  ========   ========  ========   ========    ======

                  The following table sets forth the fair market value and percentage distribution of securities available for sale at the dates indicated. For additional information, see Note 4 to the Consolidated Financial Statements included in Item 8 hereof.


                                                                   At December 31,
                                            --------------------------------------------------------------
                                                   1999                1998                  1997
                                            --------------------------------------------------------------
                                            AMOUNT    PERCENT     AMOUNT     PERCENT   AMOUNT     PERCENT
                                                               (Dollars in Thousands)
         U.S Treasury and U.S
         Government Agency ...........      $8,467      4.2%      $9,045       4.6%
         Securities
         Mortgage-Backed Securities ..     121,881     60.5%     137,410      70.4%   $131,842    100.0%
         Collateralized Mortgage .....      71,266     35.3%      48,320      24.8%
         Obligations
         Other Securities ............                               424        .2%
                                          --------    ------    --------    ------    --------    -----
                                          $201,614    100.0%    $195,199     100.0%   $131,842    100.0%
                                          ========    ======    ========    ======    ========    =====

                  At December 31, 1999 and 1998, the Bank had no investments in obligations of individual states, counties or municipalities which exceeded 10% of stockholders' equity. In addition, there were no sales of these securities in 1999 or 1998.

         SOURCES OF FUNDS

                  DEPOSITS. Deposits obtained through Rockland's branch banking network have traditionally been the principal source of the Bank's funds for use in lending and for other general business purposes. The Bank has built a stable base of in-market core deposits from the residents of and businesses located in Southeastern Massachusetts. The Bank has the ability to solicit brokered deposits. Rockland did not have any brokered deposits at December 31, 1998. During the first quarter of 1999, Rockland acquired $20 million of brokered deposits as an alternative source of funds. Rockland offers a range of demand deposits, interest checking, money market accounts, savings accounts and time certificates of deposit. Interest rates on deposits are based on factors that include loan demand, deposit maturities, and interest rates offered by competing financial institutions in the Bank's market area. The Bank believes it has been able to attract and maintain satisfactory levels of deposits based on the level of service it provides to its customers, the convenience of its banking locations, and its interest rates that are generally competitive with those of competing financial institutions.

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

                  The following table sets forth the average balances of the Bank's deposits for the periods indicated.

                                                              Year Ended December 31,
                                       ----------------------------------------------------------------------
                                                 1999                    1998                    1997
                                       ----------------------------------------------------------------------
                                                                         (DOLLARS IN
                                                                           THOUSANDS)
                                           AMOUNT     PERCENT     AMOUNT      PERCENT     AMOUNT    PERCENT
                                           ------     -------     ------      -------     ------    -------
           Demand deposits .........   $  220,727       20.8%   $195,583        19.9%   $171,955      18.9%
           Savings and Interest
           Checking ................      280,441       26.5%    266,093        27.1%    225,069      24.8%
           Money Market and Super
           Interest Checking
           accounts ................      108,415       10.2%    107,956        11.0%    109,156      12.0%
           Time deposits ...........      450,425       42.5%    411,801        42.0%    402,346      44.3%
                                          -------       ----     -------        ----     -------      ----
           Total ...................   $1,060,008      100.0%   $981,433       100.0%   $908,526     100.0%
                                       ==========      ======   ========       ======   =======      ======

                  The Bank's interest-bearing time certificates of deposit of $100,000 or more totaled $64.6 million at December 31, 1999. The maturity of these certificates are as follows: $58.3 million within three months; $3.5 million 3 to 6 months and 2.8 million 6 through 12 months.

                  BORROWINGS. Borrowings consist of short-term and intermediate-term obligations. Short-term borrowings consist primarily of federal funds purchased; assets sold under repurchase agreements, and treasury tax and loan notes. The Bank has established two unsecured federal funds lines totaling $20 million with Boston-based banks. The Bank also obtains funds under repurchase agreements. In a repurchase agreement transaction, the Bank will generally sell a security agreeing to repurchase either the same or a substantially identical security on a specified later date at a price slightly greater than the original sales price. The difference in the sale price and purchase price is the cost of the proceeds. The securities underlying the agreements are delivered to the dealer who arranges the transactions as security for the repurchase obligation. Payments on such borrowings are interest only until the scheduled repurchase date, which generally occurs within a period of 30 days or less. Repurchase agreements represent a non-deposit funding source for the Bank. However, the Bank is subject to the risk that the lender may default at maturity and not return the collateral. In order to minimize this potential risk, the Bank only deals with established investment brokerage firms when entering into these transactions. The Bank has repurchase agreements with five major brokerage firms. At December 31, 1999, the Bank had $39.6 million outstanding under repurchase agreements and $47.6 million outstanding in Customer Repurchase Agreements.

                  In July 1994, Rockland became a member of the Federal Home Loan Bank ("FHLB") of Boston. Among the many advantages of this membership, this affiliation provides the Bank with access to approximately $323 million of short-to-medium term borrowing capacity as of December 31, 1999, based on the Bank's assets at that time. At December 31, 1999, the Bank had $256.2 million outstanding in FHLB borrowings with initial maturities ranging from 1 month to 10 years.

                  While the Bank has not traditionally placed significant reliance on borrowings as a source of liquidity, it established the borrowing arrangements described above in order to provide management with greater flexibility in overall funds management.

                  Management believes that the Bank has adequate liquidity available to respond to current and anticipated liquidity demands. See Notes 4 and 7 of the Notes to Consolidated Financial Statements, included in Item 8 hereof.

                  The following table sets forth the Bank's borrowings at the dates indicated.

                                                                             AT DECEMBER 31,
                                                         1999                         1998              1997
                                                     -----------------------------------------------------------------------
                                                                             (in Thousands)
                    Federal funds purchased ......     $  6,170                    $  5,025           $    845
                    Assets sold under repurchase
                       agreements ................       87,196                      77,351             37,482
                    Treasury tax and loan notes ..        9,877                         471              3,217
                    Federal Home Loan Bank
                       borrowings ................      256,224                     313,724            206,724
                                                        -------                     -------            -------
                                                       $359,467                    $396,571           $248,268
                                                       ========                    ========           ========

                  The following table presents certain information regarding the Bank's short-term borrowings at the dates and for the periods indicated.

                                                                AT OR FOR THE YEAR ENDED DECEMBER 31,
                                                             1999            1998                1997
                                                         -----------------------------------------------------
                                                                          (Dollars in Thousands)
              Balance outstanding at end of year ....     $103,243            $82,847               $41,544
              Average daily balance outstanding .....       88,215             66,403                48,869
              Maximum balance outstanding at any
                 month-end ..........................      103,248             89,741                84,945
              Weighted average interest rate
                 for the year .......................         4.83%              5.39%                 5.74%
              Weighted average interest rate
                 at end of year .....................         4.86%              4.72%                 5.99%

         ASSET MANAGEMENT AND TRUST SERVICES

         Rockland's Asset Management and Trust Services ("AM&TS") Division offers a variety of services, including assistance with investments, estate planning, custody services, employee benefit plans, and tax planning, which are provided primarily to individuals and small businesses located in Southeastern Massachusetts. In addition, the Bank acts as executor or administrator of estates and as trustee for various types of trusts. As of December 31, 1999, the AM&TS Division maintained approximately 1,697 trust/fiduciary accounts, with an aggregate market value of over $461 million on that date. Income from the AM&TS Division amounted to $4.1 million and $3.8 million, for 1999 and 1998, respectively.

                  Accounts maintained by the AM&FS Division consist of "managed" and "non-managed" accounts. "Managed accounts" are those accounts for which Rockland has responsibility for administration and investment management and/or investment advice. "Non-managed" accounts are those accounts for which Rockland acts as a custodian. The Bank receives fees dependent upon the level and type of service(s) provided.

                  The administration of trust and fiduciary accounts is monitored by the Trust Committee of the Bank's Board of Directors. The Trust Committee has delegated administrative responsibilities to two committees - one for investments and one for administration - comprised of Trust and Financial Services Division officers who meet not less than monthly.

         FORWARD-LOOKING INFORMATION

                  The preceding Management's Discussion and Analysis and Notes to Consolidated Financial Statements of this Form 10-K contain certain forward-looking statements, including without limitation, statements regarding (i) the level of reserve for possible loan losses, (ii) the rate of delinquencies and amounts of charge-offs and (iii) the rates of loan growth. Moreover, the Company may from time to time, in both written reports and oral statements by Company management, express its expectations regarding future performance of the Company. These forward-looking statements are inherently uncertain and actual results may differ from Company expectations. The following factors which, among others, could impact current and future performance include but are not limited to: (i) adverse changes in asset quality and resulting credit risk-related losses and expenses; (ii) adverse changes in the economy of the New England region, the Company's primary market, (iii) adverse changes in the local real estate market, as most of the Company's loans are concentrated in Southeastern Massachusetts and a substantial portion of these loans have real estate as collateral; (iv) fluctuations in market rates and prices which can negatively affect net interest margin asset valuations and expense expectations; and (v) changes in regulatory requirements of federal and state agencies applicable to banks and bank holding companies, such as the Company and Rockland, which could have materially adverse effect on the Company's future operating results. When relying on forward-looking statements to make decisions with respect to the Company, investors and others are cautioned to consider these and other risks and uncertainties.

         REGULATION

                  THE COMPANY - GENERAL. The Company, as a federally registered bank holding company, is subject to regulation and supervision by the Federal Reserve. The Company is required to file an annual report of its operations with, and is subject to examination by, the Federal Reserve.

                  FINANCIAL SERVICES MODERNIZATION-GRAMM-LEACH-BLILEY ACT OF 1999. On November 12, 1999, President Clinton signed the Gramm-Leach-Bliley Act of 1999. The Act broadens the scope of the financial services that banks (and their affiliates) may offer to their customers. Among other things, the Act provides that a bank holding company meeting certain specified requirements may qualify as a financial holding company and provide a wider variety of services that are financial in nature, including, among other things, securities underwriting and dealing, merchant banking and insurance activities. The Act also makes certain changes in the regulatory framework for bank holding companies and their activities and provides consumers with new privacy protections with respect to the use of their nonpublic personal information by financial institutions.

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

                  The Gramm-Leach-Bliley Act of 1999, discussed above, permits financial holding companies(a new type of bank holding company) to engage in a broader range of financial activities than traditional bank holding companies, subject to the requirements of the Act.

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

                  The Company currently is in compliance with the above-described regulatory capital requirements. At December 31, 1999, the Company had Tier 1 capital and total capital equal to 11.14% and 12.39% of total risk-adjusted assets, respectively, and Tier 1 leverage capital equal to 8.15% of total assets. As of such date, Rockland complied with the applicable federal regulatory capital requirements, with Tier 1 capital and total capital equal to 9.35% and 10.60% of total risk-adjusted assets, respectively, and Tier 1 leverage capital equal to 6.86% of total assets.

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

                  MASSACHUSETTS LAW. Massachusetts law requires all Massachusetts bank holding companies (those companies which control, own, or have the power to vote 25% or more of the stock of each of two or more Massachusetts based banks) to receive prior written approval of the Massachusetts Board of Bank Incorporation to, among other things, acquire all or substantially all of the assets of a banking institution located within the Commonwealth of Massachusetts or to merge or consolidate with a Massachusetts bank holding company. The Company owns no voting stock in any banking institution other than Rockland. In addition, prior approval of the Board of Bank Incorporation is required before any Massachusetts bank holding company owning 25% or more of the stock of two banking institutions may acquire additional voting stock in those banking institutions equal to 5% or more. Generally, no approval to acquire a banking institution, acquire additional shares in an institution, acquire substantially all the assets of a banking institution or merge or consolidate with another bank holding company may be given if the bank being acquired has been in existence for a period less than 3 years or, as a result, the bank holding company would control, in excess of 30%, of the total deposits of all state and federally chartered banks in Massachusetts, unless waived by the Commissioner. Similarly, no bank which is not a member of the Federal Reserve can merge or consolidate with any other insured depository institution or, either directly or indirectly, acquire the assets of or assume the liability to pay any deposits made in any other depository institution except with the prior written approval of the FDIC.

                  As noted above, Massachusetts "opted in" to the Interstate Act in 1996. As such, any out-of-state bank may engage, with the written approval of the Commissioner, in a merger transaction with a Massachusetts bank to the fullest extent permitted by the Interstate Act, provided that the laws of the home state of such out-of-state bank permit, under conditions no more restrictive than those imposed by Massachusetts, interstate merger transactions with Massachusetts banks, and provided further that the Massachusetts bank has been in existence for at least three years and the resulting bank would not control in excess of 30% of the total deposits of all state and federally chartered depository institutions in Massachusetts. The Commissioner may waive the latter two conditions, in his discretion. Such a merger transaction may also involve the acquisition of one or more branches of a Massachusetts bank and not the entire institution. With the prior written approval of the Commissioner, Massachusetts also permits the establishment of de novo branches in Massachusetts to the fullest extent permitted by the Interstate Act, provided the laws of the home state of such out-of-state bank expressly authorize, under conditions no more restrictive than those of Massachusetts, Massachusetts banks to establish and operate de novo branches in such state.

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

                  DEPOSIT INSURANCE PREMIUMS. Rockland currently pays deposit insurance premiums to the FDIC based on a single, uniform assessment rate established by the FDIC for all BIF-member institutions. The assessment rates range from 0% to .27%. Under the FDIC's risk-based assessment system, institutions are assigned to one of three capital groups which assignment is based solely on the level of an institution's capital - "well capitalized, " "adequately capitalized," and "undercapitalized" which are defined in the same manner as the regulations establishing the prompt corrective action system under Section 38 of the Federal Deposit Insurance Act ("FDIA"), as discussed below. These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with rates ranging from 0% for well capitalized, healthy institutions to .27% for undercapitalized institutions with substantial supervisory concerns. Rockland is presently "well capitalized" and as a result, Rockland was not subject to any FDIC premium obligation as of January 1, 2000.

                  The FDIC Board of Directors voted in 1996 to collect an assessment against BIF assessable deposits to be paid to the Financing Corporation (FICO). The Board stipulated that the FICO assessment rate that is applied to BIF assessable deposits must equal one-fifth of the rate that is applied to SAIF assessable deposits. The actual assessment rates are approximately 8.48 basis points, on an annual basis, for BIF assessable deposits and SAIF assessable deposits.

                  CAPITAL REQUIREMENTS. The FDIC has promulgated regulations and adopted a statement of policy regarding the capital adequacy of state-chartered banks, which, like Rockland, are not members of the Federal Reserve System. These requirements are substantially similar to those adopted by the Federal Reserve regarding bank holding companies, as described above.

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

                  PROMPT CORRECTIVE ACTION. Under Section 38 of the FDIA, as amended by the Federal Deposit Insurance Corporation Improvement Act ("FDICIA"), each federal banking agency has broad powers to implement a system of prompt corrective action to resolve problems of institutions which it regulates which are not adequately capitalized. Under FDICIA, a bank shall be deemed to be (i) "well capitalized" if it has total risk-based capital of 10.0% or more, has a Tier 1 risk-based capital ratio of 6.0% or more, has a Tier 1 leverage capital ratio of 5.0% or more and is not subject to any written capital order or directive; (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more, a Tier 1 leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized";
         (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, or a Tier 1 risk-based capital ratio that is less than 4.0% or a Tier 1 leverage capital ratio of less than 4.0% (3.0% under certain circumstances); (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, or a Tier 1 risk-based capital ratio that is less than 3.0%, or a Tier 1 leverage capital ratio that is less than 3.0%; and
         (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. FDICIA also specifies circumstances under which a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized). As of December 31, 1999, Rockland was deemed a "well-capitalized institution" for this purpose.

                  BROKERED DEPOSITS. FDICIA restricts the use of brokered deposits by certain depository institutions. Well capitalized insured depository institutions may solicit and accept, renew or roll over any brokered deposit without restriction. Adequately capitalized insured depository institutions may not accept, renew or roll over any brokered deposit unless they have applied for and been granted a waiver of this prohibition by the FDIC. Undercapitalized insured depository institutions may not (i) accept, renew or roll over any brokered deposit or (ii) solicit deposits by offering an effective yield that exceeds by more than 75 basis points the prevailing effective yields on insured deposits of comparable maturity in such institution's normal market area or in the market area in which such deposits are being solicited. At December 31, 1999, the Bank's funding sources included brokered deposits of $20 million.

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

         COMMUNITY REINVESTMENT ACT ("CRA")

                  Pursuant to the Community Reinvestment Act ("CRA") and similar provisions of Massachusetts law, regulatory authorities review the performance of the Company and Rockland in meeting the credit needs of the communities served by Rockland. The applicable regulatory authorities consider compliance with this law in connection with applications for, among other things, approval of branches, branch relocations, engaging in certain new financial activities under Gramm-Leach-Bliley Act of 1999, and acquisitions of banks and bank holding companies. Currently, the FDIC's CRA rating of Rockland is outstanding. The Massachusetts Commissioner currently has given Rockland a CRA rating of outstanding.

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

                  STATE TAXATION. The Commonwealth of Massachusetts imposes a tax on the Massachusetts net income of banks at a rate of 10.5% as of December 31, 1999. In addition, the Company is subject to an excise tax at the rate of .26% of its net worth. The Bank's security corporation subsidiaries are, for state tax purposes, taxed at a rate of 1.32% of its gross income. Massachusetts net income for banks is generally similar to federal taxable income except deductions with respect to the following items are generally not allowed: (i) dividends received, (ii) losses sustained in other taxable years, and (iii) income or franchise taxes imposed by other states. The Company is permitted to carry a percentage of its losses forward for not more than five years, while Rockland is not permitted to carry its losses forward or back for Massachusetts tax purposes.

                  For additional information, see Note 9 of the Notes to Consolidated Financial Statements included in Item 8 hereof.

         ITEM 2.   PROPERTIES

                  At February 29, 2000, the Bank conducted its business from its headquarters and main office at 288 Union Street, Rockland, Massachusetts, and 33 other branch offices located in Southeastern Massachusetts in Plymouth County, Bristol County and Norfolk County. In addition to its main office, the Bank owns five of its branch offices and leases the remaining 28 offices. Of the branch offices which are leased by the Bank, 2 have remaining lease terms, including options renewable at the Bank's option, of five years or less, 12 have remaining lease terms of greater than five years and less than 10 years, and 14 have a remaining lease term of 10 years or more. The Bank's aggregate rental expense under such leases was $1.6 million in 1999. Certain of the Bank's branch offices are leased from companies with whom directors of the Company are affiliated. The Bank leases space for its AM&TS Division in a building in Hanover, Massachusetts developed by a joint venture consisting of the Bank and A. W. Perry, Inc., and in Attleboro. It also leases office space in two buildings in Rockland, Massachusetts for administrative purposes as well as space in four additional facilities used as lending centers. In the first quarter of 2000 the Bank agreed to lease a property in Plymouth, Massachusetts that will become the Bank's new Data Center. At December 31, 1999, the net book value of the property and leasehold improvements of the offices of the Bank amounted to $8.5 million. The Bank's properties that are not leased are owned free and clear of any mortgages. The Bank believes that all of its properties are well maintained and are suitable for their respective present needs and operations. For additional information regarding the Bank's lease obligations, see Note 13 to the Consolidated Financial Statements, included in Item 8 hereof.

         ITEM 3.  LEGAL PROCEEDINGS

                  The Company is involved in routine legal proceedings that arise in the ordinary course of business. Management has reviewed these actions with legal counsel and has taken into consideration the view of counsel as to the outcome of the litigation. In the opinion of management, final disposition of these lawsuits is not expected to have a material adverse effect on the Company's financial position or results of operation.

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not applicable


         PART II

         ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                  The information required herein is incorporated by reference from page 33 of the Company's 1999 Annual Report to Stockholders ("Annual Report"), which is included herein as Exhibit 13. The Registrant did not sell any unregistered equity securities during the year-ended December 31, 1999.


         ITEM 6.           SELECTED FINANCIAL DATA

                  The information required herein is incorporated by reference from page 1 of the Annual Report.


         ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  The information required herein is incorporated by reference from pages 2 through 11 of the Annual Report.


         ITEM  8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  The financial statements and supplementary data required herein are incorporated by reference from pages 12 through 32 of the Annual Report.


         ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None

         PART III

         ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                  The information required herein is incorporated by reference from the Company's definitive proxy statement (the "Proxy Statement") relating to its 1999 Annual Meeting of Stockholders filed with the Commission on March 20, 2000.

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


         PART IV

         ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                  ON FORM 8-K

                  (a)(1) The following financial statements are incorporated herein by reference from pages 12 through 32 of the Annual Report.

                  Report of Independent Public Accountants

                  Consolidated balance sheets as of December 31, 1999 and 1998.

                  Consolidated statements of income for each of the years in the three year period ended December 31, 1999

                  Consolidated statements of stockholder's equity for each of the years in the three year period ended 12/31/99

                  Consolidated statements of Comprehensive Income for each of the years in the three year period ended December 31, 1999

                  Consolidated statements of cash flows for each of the years in the three year period ended December 31, 1999

                  Notes to Consolidated Financial Statements

                  (a)(2) There are no financial statement schedules filed herewith. All information required by financial statement schedules is disclosed in Notes to Consolidated Financial Statements or is not applicable to the Company.

                  (a)(3) The following exhibits are filed as part of this report.

                                  EXHIBIT INDEX

                  NO.               EXHIBIT                                     FOOTNOTE
              ----------            -----------------------------------         ---------

                  3.(i)             Restated Articles of Organization, as         (6)
                                         amended to date

                  3.(ii)            Bylaws of the Company, as amended             (1)
                                         to date

                  4.1               Specimen Common Stock Certificate             (5)

                  4.2               Specimen Preferred Stock Purchase             (2)
                                         Rights Certificate

                  4.3               Amended and Restated Independent              (7)
                                         Bank Corp. 1987 Incentive Stock
                                         Option Plan ("Stock Option Plan").
                                         (Management contract under Item
                                         601(10)(iii)(A).

                  4.4               Independent Bank Corp. 1996                   (9)
                                    Non-Employee Directors' Stock
                                    Option Plan (Management contract
                                    under Item 901(10)(iii)(A)).

                  4.5               Independent Bank Corp. 1997                  (10)
                                    Employee Stock Option Plan
                                    (Management contract under
                                    Item 601 (10)(iii)(A)).

                 10.1               Amendment No. 1 to Third Amended and          (8)
                                 Restated Employment Agreement between the
                                         Company, Rockland and Douglas H.
                                         Philipsen, dated June 25, 1997
                                         ("Philipsen Employment Agreement").
                                         (Management contract under Item
                                         601(10)(iii)(A)).

                  NO.               EXHIBIT                                           FOOTNOTE
              ----------            -----------------------------------               ---------
               10.2             Amendment No. 1 to Second Amended and                     (8)
                                Restated Employment Agreement between
                                         Rockland Trust Company and Richard
                                         F. Driscoll, dated January 19, 1996
                                         (the "Driscoll Agreement").
                                         Employment Agreements between
                                         Rockland and Richard J. Seaman,
                                         Ferdinand T. Kelley,
                                         and Raymond G. Fuerschbach are
                                         substantially similar to the Driscoll
                                         agreement.  (Management contract
                                         under Item 601(10)(iii)(A)).

                10.3                Rockland Trust Company Deferred                       (3)
                                         Compensation Plan for Directors, as
                                         Amended and Restated dated
                                         September 1992.  (Management
                                         contract under Item 601(10)(iii)(A)).

                10.4                Stockholders Rights Agreement, dated                  (2)
                                         January 24, 1991, between the Company
                                         and Rockland, as Rights Agent


                10.5                Master Securities Repurchase                          (3)
                                         Agreement

                10.6                Purchase and Assumption Agreement dated as
                                         of 9/27/99, between Rockland Trust
                                         Company and Fleet Financial Group, Inc.
                                         (Exhibit to Form 8-K filed on 10/1/99)

                  13                Annual Report to Stockholders

                  21                Subsidiaries of the Registrant                        (3)

                  23                Consent of Independent Public
                                         Accountants

                  27                Financial Data Schedule

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

         (4) Exhibit is incorporated by reference to the Form S-3
             Registration Statement (No. 333-89835) filed by the Company.

         (5) Incorporated by reference from the Company's report on Form 10-K for the year ended December 31, 1992.

         (6) Incorporated by reference from the Company's report on Form 10-K for the year ended December 31, 1993.

         (7) Incorporated by reference from the Company's report on Form 10-K for the year ended December 31, 1994.

         (8) Incorporated by reference from the Company's report on Form 10-K for the year ended December 31, 1998.

         (9) Incorporated by reference from the Company's definitive Proxy Statement for the 1996 Annual Meeting of Stockholders filed with the Commission on March 19, 1996.

        (10) Incorporated by reference from the Company's definitive Proxy Statement for the 1997 Annual Meeting of Stockholders filed with the Commission on March 20, 1997.

                 (b) One report on Form 8-K was filed by the Company on
             10/1/99 related to the Purchase and Assumption Agreement, dated as of 9/27/99 between Rockland Trust Company and Fleet Financial Group, Inc.

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

                                               INDEPENDENT BANK CORP.


         Date: March 9, 2000                   /s/ Douglas H. Philipsen,
                                               Chairman of the Board, Chief
                                               Executive Officer and President


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

         /s/ Richard S. Anderson                        Date:  March 9, 2000
         Richard S. Anderson
         Director


         /s/ W. Paul Clark                              Date:  March 9, 2000
         W. Paul Clark
         Director


         /s/ Robert L. Cushing                          Date:  March 9, 2000
         Robert L. Cushing
         Director


         /s/ Alfred L. Donovan                          Date:  March 9, 2000
         Alfred L. Donovan
         Director

         /s/ Benjamin A Gilmore, II                     Date:  March 9, 2000
         Benjamin A. Gilmore, II
         Director


         /s/ Lawrence M. Levinson                       Date:  March 9, 2000
         Lawrence M. Levinson
         Director


         /s/ Richard H. Sgarzi                          Date:  March 9, 2000
         Richard H. Sgarzi
         Director


         /s/ Robert J. Spence                           Date:  March 9, 2000
         Robert J. Spence
         Director


         /s/ William J. Spence                          Date:    March 9, 2000
         William J. Spence
         Director


         /s/ John H. Spurr, Jr.                         Date:    March 9, 2000
         John H. Spurr, Jr.
         Director


         /s/ Robert D. Sullivan                         Date:    March 9, 2000
         Robert D. Sullivan
         Director


         /s/ Brian S. Tedeschi                          Date:    March 9, 2000
         Brian S. Tedeschi
         Director


         /s/ Thomas J. Teuten                           Date:    March 9, 2000
         Thomas J. Teuten
         Director


         /s/ Richard J. Seaman                          Date:    March 9, 2000
         Richard J. Seaman
         Chief Financial Officer and Treasurer
         (principal financial and accounting officer)