Form 10-Q
period 2000-03-31
INDEPENDENT BANK CORP
filed 2000-05-12
CIK 776901

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2000
                         Commission File Number: 1-9047


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

                        Yes   X      No


         As of May 1, 2000 there were 14,230,071 shares of the issuer's common stock outstanding.

                                      INDEX


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

              Consolidated Balance Sheets - March 31, 2000 and
                   December 31, 1999

              Consolidated Statements of Income - Three months ended
                   March 31, 2000 and 1999

              Consolidated Statements of Cash Flows - Three months ended
                   March 31, 2000 and 1999

              Notes to Consolidated Financial Statements - March 31, 2000

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

Item 3.   Defaults Upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

PART I  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                             INDEPENDENT BANK CORP.
                           CONSOLIDATED BALANCE SHEETS
                           (UNAUDITED - IN THOUSANDS)


                                                                                   MARCH 31,          DECEMBER 31,
                                                                                     2000                1999
                                                                                 ------------         ------------
ASSETS
  Cash and Due From Banks ................................................        $    49,168         $    48,949
  Federal Funds Sold .....................................................             15,002               8,719
  Trading Assets .........................................................                469                 486
  Securities Held To Maturity ............................................            222,885             229,043
  Securities Available For Sale ..........................................            229,233             201,614
  Federal Home Loan Bank Stock ...........................................             17,036              17,036
  Loans, Net of Unearned Discount ........................................          1,024,229           1,028,510
    Less: Reserve for Possible Loan Losses ...............................            (15,263)            (14,958)
                                                                                  -----------         -----------
      Net Loans ..........................................................          1,008,966           1,013,552
                                                                                  -----------         -----------
  Bank Premises and Equipment ............................................             14,155              14,268
  Other Assets ...........................................................             62,561              56,389
                                                                                  -----------         -----------
TOTAL ASSETS .............................................................        $ 1,619,475         $ 1,590,056
                                                                                  ===========         ===========
LIABILITIES
  Deposits
    Demand Deposits ......................................................        $   233,937         $   226,044
    Savings and Interest Checking Accounts ...............................            297,245             262,516
    Money Market and Super Interest Checking Accounts ....................            110,800             107,624
    Time Certificates of Deposit over $100,000 ...........................            102,556             113,632
    Other Time Deposits ..................................................            325,877             351,790
                                                                                  -----------         -----------
      Total Deposits .....................................................          1,070,415           1,081,806
                                                                                  -----------         -----------
  Federal Funds Purchased and Assets Sold Under Repurchase Agreements ....            114,132              93,366
  Federal Home Loan Bank Borrowings ......................................            266,836             256,224
  Treasury Tax and Loan Notes ............................................                667               9,877
  Other Liabilities ......................................................             14,863              21,904
                                                                                  -----------         -----------
      Total Liabilities ..................................................          1,466,913           1,463,177
                                                                                  -----------         -----------
Corporation-obligated mandatorily redeemable trust preferred securities of subsidiary trusts holding solely junior subordinated debentures of
  the Corporation ........................................................             51,325              28,750
STOCKHOLDERS' EQUITY
  Common Stock, $.01 par value Authorized: 30,000,000 Shares
    Outstanding: 14,863,821 Shares at March 31, 2000
      and 14,863,821 at  December 31, 1999 ...............................                149                 149
   Treasury Stock: 633,750 Shares at March 31, 2000
      and 684,463 Shares at December 31, 1999 ............................             (9,886)            (10,678)
  Surplus ................................................................             44,387              44,950
  Retained Earnings ......................................................             70,354              67,547
 Accumulated other Comprehensive Income ..................................             (3,767)             (3,839)
                                                                                  -----------         -----------
      Total Stockholders' Equity .........................................            101,237              98,129
                                                                                  -----------         -----------
TOTAL LIABILITIES, MINORITY INTEREST & STOCKHOLDERS' EQUITY .............         $ 1,619,475         $ 1,590,056
                                                                                  ===========         ===========

                             INDEPENDENT BANK CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
                           (UNAUDITED - IN THOUSANDS)


                                                      THREE MONTHS ENDED
                                                MARCH 31,        MARCH 31,
                                                  2000             1999
                                               -----------     ------------
INTEREST INCOME
   Interest on Loans .....................     $    21,266       $    19,556
   Interest and Dividends on Securities...           7,936             7,886
   Interest on Federal Funds Sold
     And Repurchase Agreements ...........              85               165
   Interest on Interest Bearing Deposits..               1                --
                                               -----------       -----------
      Total Interest Income ..............          29,288            27,607
                                               -----------       -----------
INTEREST EXPENSE
   Interest on Deposits ..................           7,610             7,472
   Interest on Borrowed Funds ............           5,140             5,273
                                               -----------       -----------
      Total Interest Expense .............          12,750            12,745
                                               -----------       -----------
   Net Interest Income ...................          16,538            14,862
                                               -----------       -----------
PROVISION FOR POSSIBLE LOAN LOSSES .......             717               981
                                               -----------       -----------
   Net Interest Income After Provision
      For Possible Loan Losses ...........          15,821            13,881
                                               -----------       -----------
NON-INTEREST INCOME
   Service Charges on Deposit Accounts ...           1,385             1,271
   Trust and Investment Services Income...           1,133               917
   Mortgage Banking Income ...............             313               501
   Other Non-Interest Income .............             802               736
                                               -----------       -----------
      Total Non-Interest Income ..........           3,633             3,425
                                               -----------       -----------
NON-INTEREST EXPENSES
   Salaries and Employee Benefits ........           6,321             5,662
   Occupancy Expenses ....................           1,003               961
   Equipment Expenses ....................             907               767
   Other Non-Interest Expenses ...........           3,996             3,719
                                               -----------       -----------
      Total Non-Interest Expenses ........          12,227            11,109
                                               -----------       -----------
   Minority Interest .....................           1,149               667
INCOME BEFORE INCOME TAXES ...............           6,078             5,530
PROVISION FOR INCOME TAXES ...............           1,847             1,684
                                               -----------       -----------
NET INCOME ...............................     $     4,231       $     3,846
                                               ===========       ===========
BASIC EARNINGS PER SHARE .................     $      0.30       $      0.27
                                               ===========       ===========
DILUTED EARNINGS PER SHARE ...............     $      0.30       $      0.27
                                               ===========       ===========
Weighted average common shares (Basic) ...      14,215,268        14,312,093
Common stock equivalents .................          76,053           169,506
                                               -----------       -----------
Weighted average common shares (Diluted)...     14,291,321        14,481,599
                                               ===========       ===========

                             INDEPENDENT BANK CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED - IN THOUSANDS)


                                                                          THREE MONTHS ENDED MARCH 31,
                                                                             2000            1999
                                                                          ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income ......................................................       $  4,231        $  3,846
  ADJUSTMENTS TO RECONCILE NET INCOME TO
    NET CASH PROVIDED FROM OPERATING ACTIVITIES:
    Depreciation and amortization .................................          1,078           1,270
    Provision for loan losses .....................................            717             981
    Loans originated for resale ...................................         (5,767)        (16,793)
    Proceeds from mortgage loan sales .............................          5,722          16,730
    Loss on sale of mortgages .....................................             45              63
    Gain on mortgage servicing rights .............................            (62)            (97)
    Changes in assets and liabilities:
       Decrease/(Increase) in other assets ........................         (7,393)         (1,100)
       (Decrease)/Increase in other liabilities ...................         (6,497)          4,063
                                                                          --------        --------
TOTAL ADJUSTMENTS .................................................        (12,157)          5,117
                                                                          --------        --------
    NET CASH (USED IN) PROVIDED FROM OPERATING ACTIVITIES .........         (7,926)          8,963
                                                                          --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from maturities of Investment Securities .............         18,396          36,108
    Purchase of Investment Securities .............................        (40,497)        (22,874)
    Net (Increase)/Decrease in Loans ..............................          3,869         (33,005)
    Investment in Bank Premises and Equipment .....................           (791)         (1,055)
                                                                          --------        --------
    NET CASH USED IN INVESTING ACTIVITIES .........................        (19,023)        (20,826)
                                                                          --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net decrease in Deposits ......................................        (11,391)         (9,884)
    Net increase/(decrease) in Federal Funds Purchased
      and Assets Sold Under Repurchase Agreements .................         20,766          (1,564)
    Net increase/(decrease) in FHLB Borrowings ....................         10,612          (2,500)
    Net increase/(decrease) in TT&L Notes .........................         (9,210)          1,084
    Issuance of corporation-obligated mandatorily redeemable trust preferred securities of subsidiary trusts holding solely junior
    subordinated debentures of the Corporation ....................         23,858              --
    Dividends Paid ................................................         (1,413)         (1,315)
    Purchase of Treasury Shares ...................................             --          (4,787)
    Proceeds from stock issuance ..................................            229              98
                                                                          --------        --------
    NET CASH PROVIDED FROM (USED IN) FINANCING ACTIVITIES .........         33,451         (18,868)
                                                                          --------        --------
  NET DECREASE IN CASH AND CASH EQUIVALENTS .......................          6,502         (30,731)
  CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE YEAR ..........         57,668          86,198
                                                                          --------        --------
    CASH AND CASH EQUIVALENTS AS OF MARCH 31, .....................       $ 64,170        $ 55,467
                                                                          ========        ========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

         Independent Bank Corp. (the "Company") is a state chartered, federally registered bank holding company headquartered in Rockland, Massachusetts. The Company is the sole stockholder of Rockland Trust Company ("Rockland" or "the Bank"), a Massachusetts trust company chartered in 1907. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000 or any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

ACQUISITION

         On September 27, 1999, the Company and the Bank, entered into a purchase and assumption agreement with Fleet Financial Group to acquire 12 Massachusetts branches totaling $269 million in deposits and $37 million in consumer and SBA loans. In addition, the Company will purchase approximately $100 million of commercial real estate loans at par from BankBoston's Small Business Banking Developmental Real Estate portfolio. The acquisitions result from the divestiture of Fleet branches after its merger with BankBoston. This transaction has received regulatory approval.

         These branches will continue to operate as Fleet offices until they are converted to Rockland Trust in late summer of 2000. All current Fleet employees will be retained by Rockland Trust, and a special notification will be sent to customers prior to the conversion.

CORPORATION-OBLIGATED MANDATORILY REDEEMABLE TRUST PREFERRED SECURITIES

         In the first quarter of 2000, Independent Capital Trust II (the "Trust") was formed for the purpose of issuing trust preferred securities (the "Trust Preferred Securities") and investing the proceeds of the sale of these securities in junior subordinated debentures issued by the Company. A total of $25.0 million of 11.00% Trust Preferred Securities were issued and are scheduled to mature in 2030, callable at the option of the company after January 31, 2002. Distributions on these securities are payable quarterly in arrears on the last day of March, June, September and December, such distributions can be deferred at the option of the company for up to five years. The Trust Preferred Securities can be prepaid in whole or in part on or after January 31, 2002 at a redemption price equal to $25 per Trust Preferred Security plus accumulated but unpaid distributions thereon to the date of the redemption.

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

         The Company will unconditionally guarantee all of the Trust's obligations under the Trust Preferred Securities

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

EARNINGS PER SHARE


                                             NET INCOME             WEIGHTED AVERAGE SHARES            NET INCOME PER SHARE
                                        March 31,     March 31,      March 31,    March 31,       March 31,           March 31,
                                             2000          1999           2000         1999            2000                1999
                                 ----------------------------------------------------------------------------------------------
Basic EPS .....................          $4,231        $3,846          14,215       14,312           $0.30              $0.27
Effect of dilutive securities..              --            --              76          170              --                 --
                                 ----------------------------------------------------------------------------------------------
Diluted EPS....................          $4,231        $3,846          14,291       14,482           $0.30              $0.27
                                 ----------------------------------------------------------------------------------------------


COMPREHENSIVE INCOME

            Comprehensive income is reported net of taxes, as follows:


                                                                                    March 31,
                                                                                 2000      1999
                                                                                 ----      ----
Net Income ..................................................................   $4,231    $3,846
Change in unrealized gain/(loss) on securities available for sale ...........       72      (168)
Less: reclassification adjustment for losses included in net income .........       --        --
                                                                                ------    ------
Comprehensive Income ........................................................   $4,303    $3,678
                                                                                ------    ------


SEGMENT INFORMATION

         The Company has identified its reportable operating business segment as Community Banking, based on how the business is strategically managed. The Company's community banking business segment consists of commercial banking, retail banking, and trust services. The community banking business segment is managed as a single strategic unit which derives its revenues from a wide range of banking services, including lending activities, acceptance of demand, savings and time deposits, trust and investment management, and mortgage servicing income from investors. The Company does not have a single external customer from which it derives ten percent or more of its revenues and operates in the New England area of the United States.

          Non reportable operating segments of the Company's operations which do not have similar characteristics to the community banking operations and do not meet the quantitative thresholds requiring disclosure, are included in the Other category in the disclosure of business segments below. These non-reportable segments include Parent Company, Independent Capital Trust I and Independent Capital Trust II financial information.

         Information about reportable segments and reconciliation of such information to the consolidated financial statements as of and for the quarters ended March 31, follows (in thousands):

              RECONCILIATION TO CONSOLIDATED FINANCIAL INFORMATION


                                              Community                     Other Adjustments
                                               Banking         Other         and Eliminations    Consolidated
March 31, 2000
      Total Assets ........................    1,617,535      211,075           (209,135)         1,619,475
      Net Interest Income .................       16,139          399                 --             16,538
      Total Non-Interest Income ...........        3,633        5,062             (5,062)             3,633
      Net Income ..........................       $5,026       $4,267            ($5,062)            $4,231

March 31, 1999
      Total Assets ........................    1,560,106      154,262           (150,512)         1,563,856
      Net Interest Income .................       14,684          178                 --             14,862
      Total Non-Interest Income ...........        3,424        4,411             (4,410)             3,425
      Net Income ..........................       $4,389       $3,867            ($4,410)            $3,846


         The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before income taxes, not including nonrecurring gains or losses.

         The Company derives a majority of it revenues from interest income and the chief operating decision maker relies primarily on net interest revenue to assess the performance of the segments and make decisions about resources to be allocated to the segment. Therefore, the segments are reported above using net interest income.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                      FOR THE QUARTER ENDED MARCH 31, 2000

SUMMARY

         For the three months ended March 31, 2000, Independent Bank Corp. (the Company) recorded net income of $4.23 million, compared with net income of $3.85 million for the same period last year. Diluted and Basic earnings per share were $.30 for the quarter ended March 31, 2000 versus $.27 per share for the prior year. This improvement in 2000 is primarily due to increased net interest income.

         Interest income associated with loan growth and a higher yielding securities portfolio, contributed to an increase in net interest income of $1.6 million (to $16.5 million in 2000 from $14.9 million) in 1999. The provision for loan losses decreased to $717,000 for the first three months of 2000 compared with $981,000 for the same period last year consistent with the continued improvement in the risk profile of the Company's loan portfolio. Non-interest income and non-interest expenses increased 6.07% and 10.06% respectively from the same period last year.

         The annualized consolidated returns on average equity and average assets for the first three months of 2000 were 16.87% and 1.06%, respectively. This compares to annualized consolidated returns on average equity and average assets for the first three months of 1999 of 16.13% and .99%, respectively.

         As of March 31, 2000, total assets amounted to $1.62 billion, a increase of $29.4 million or 1.85 % over the 1999 year end balance. Loans, net of unearned discount, decreased $4.28 million, or 0.4% and investments increased by $21.5 million, or 4.79% from year-end 1999. Asset growth was funded by borrowings, an increase of $22.2 million since year-end 1999 and the net proceeds of the Trust Preferred Securities offering, $23.9 million. Deposit balances have decreased by $11.4 million since year-end 1999, reflecting normal seasonal fluctuations.

         Nonperforming assets totaled $3.2 million as of March 31, 2000 down from $3.7 million on December 31, 1999. Nonperforming assets were 20 and 23 basis points of total assets for the respective periods.

NET INTEREST INCOME

         The discussion of net interest income that follows is presented on a fully tax-equivalent basis. Net interest income for the three months ended March 31, 2000, amounted to $16.8 million, an increase of $1.7 million, or 11.2%, from the comparable 1999 time frame. The Company's interest rate spread (the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities) increased by 25 basis points. This reflects the increase yield on earning assets.

         The average balance of interest-earning assets for the first three months of 2000 was $36 million, or 2.5%, higher than the comparable 1999 time frame, while the average balance of interest-bearing liabilities was $3.2 million, or 0.3% lower. The Company's net interest margin for the first three months of 2000 was 4.50% as compared to 4.15% for the comparable 1999 time frame. The increase in the net interest margin is primarily due to a higher yield on earning assets, 7.91% in 2000 compared to 7.64% in 1999.

         Income from interest-earning assets amounted to $29.6 million for the three months ended March 31, 2000, an increase of $1.7 million, or 6.05%, from the first three months of 1999. The average balance of taxable investment securities decreased by $28.7 million, or 6.4% and the average balance of loans, net of unearned discount, increased $71.4 million, or 7.5% resulting from strong growth in the Commercial and Industrial and Commercial Real Estate loan categories.

         Interest income is impacted by changes in market rates of interest due to variable and floating rate loans in the Company's portfolio. At March 31, 2000, loans having interest rates which adjust in accordance with changes in the Company's base lending rate or other market indices amounted to approximately $246.2 million, or 25.3% of loans, net of unearned discount.

         Interest income is also impacted by the amount of non-performing loans. The amount of interest due, but not recognized, on non-performing loans amounted to approximately $73,366 for the three months ended March 31, 2000, compared to $108,000 for the three months ended March 31, 1999.

         Average interest bearing deposits increased by $35.6 million, or 4.4%, for the first three months of 2000 over the same period last year, in the consumer certificate of deposit, savings and interest checking categories. Demand deposits continue to show remarkable growth of $19.1 million or 9.3% since March 31,1999. For the three months ended March 31, 2000, average borrowings were $38.8 million, or 9.6%, lower than the first three months of 1999.

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

         For the three months ended March 31, 2000, Management decreased the provision for possible loan losses, consistent with the reduction in the level of non-performing loans as well as lower delinquencies, to $717,000 as compared to $981,000 for the same period last year. For the first three months of 2000, loans charged-off, net of recoveries of loans previously charged-off, amounted to $412,000 as compared to $780,000 for the comparable 1999 time frame.

         As of March 31, 2000, the ratio of the reserve for possible loan losses to loans, net of unearned discount, was 1.49%, as compared to the 1999 year-end level of 1.45%. The ratio of the reserve for possible loan losses to non-performing loans was 469.92% at March 31, 2000, higher than the 409.36% coverage recorded at year-end.

NON-INTEREST INCOME

         Non-interest income for the three months ended March 31, 2000 was $3.6 million, compared to $3.4 million for the same period in 1999, due to increased revenue from the Asset Management and Trust Services Division, as well as, an increase in deposit service charge revenues. Mortgage Banking income decreased from $501,000 to $313,000 for the three months ended March 31, 2000 and 1999, respectively due to an increasing rate environment and a near term lack of sellers and housing inventory.

NON-INTEREST EXPENSES

         Non-interest expenses totaled $12.2 million for the three months ended March 31, 2000, a $1.1 million or 10.1% increase from the comparable 1999 period. Salaries and employee benefits increased by $659,000 or 11.6% resulting from additions to staff needed to support planned internal growth as well as the acquisition of twelve branches from FleetBoston Financial. Occupancy and equipment expenses increased $182,000 or 10.5% to $1.91 million for the first three months of 2000 from $1.73 million in the same period last year. Other non-interest expenses for the first three months of 2000 increased by $277,000 or 7.45% to $4.0 million from $3.7 million in the first quarter of 1999 primarily, due to data processing costs.

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

         On January 31, 2000, Independent Capital Trust II (the "Trust II") was formed for the purpose of issuing trust preferred securities (the "Trust Preferred Securities") and investing the proceeds of the sale of these securities in junior subordinated debentures issued by the Company. A total of $25 million of 11% Trust Preferred Securities were issued and are scheduled to mature in 2030, callable at the option of the Company after January 31, 2002. Distributions on these securities are payable quarterly in arrears on the last day of March, June, September and December, such distributions can be deferred at the option of the Company for up to five years. The Trust Preferred Securities can be prepaid in whole or in part on or after January 31, 2002 at a redemption price equal to $25 per Trust Preferred Security plus accumulated but unpaid distributions thereon to the date of the redemption.

         The Trust Preferred Securities are presented in the consolidated balance sheets of the Company entitled "Corporation-Obligated Mandatorily Redeemable Trust Preferred Securities of Subsidiary Trusts Holding Solely Junior Subordinated Debentures of the Corporation". The Company records distributions payable on the

Trust Preferred Securities as minority interest expense in its consolidated statements of income. The minority interest expense was $1,149,000 and $667,000 for the three months ended March 31, 2000 and March 31, 1999.

INCOME TAXES

         The Company records income tax expense pursuant to Statement of Financial Accounting Standards No. 109, "Accounting For Income Taxes". The Company evaluates the deferred tax asset and the valuation reserve on a quarterly basis. The Company's effective tax rates for the three months ended March 31, 2000 and 1999 were 30.4% and 30.5% respectively.

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

         Beginning in 1992, Rockland entered into interest rate swap agreements as a hedge against stable or declining interest rates. As of March 31, 2000, the Bank had interest rate swap agreements with a total notional value of $90 million. These swaps were arranged through international banking institution and mature in a range from 3 months to 5 years. The Bank receives fixed rate payments and pays a variable rate of interest tied to LIBOR indices.

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

                   Rate Change                 Estimated Exposure as %
                  (Basis Points)                of Net Interest Income
--------------------------------------------------------------------------------
                      +200                             (3.37%)
                      -200                              3.08%

LIQUIDITY AND CAPITAL

         Liquidity, as it pertains to the Company, is the ability to generate cash in the most economical way, in order to meet ongoing obligations to pay deposit withdrawals and to fund loan commitments. The Company's primary sources of funds are deposits, borrowings, and the amortization, prepayment, and maturities of loans and investments.

         A strong source of liquidity is the Company's core deposits, those deposits which management considers, based on experience, not likely to be withdrawn in the near term. The Company utilizes its extensive branch-banking network to attract retail customers who provide a stable source of core deposits. The Company has established five repurchase agreements with major brokerage firms as potential sources of liquidity. On March 31, 2000 the Company had $64.4 million outstanding under such lines. As an additional source of funds, the Bank has entered into repurchase agreements with customers totaling $47.4 million at March 31, 2000. These two sources of funds are classified on the Balance Sheet as "Federal Funds Purchased and Assets Sold Under Repurchase Agreements". As a member of the Federal Home Loan Bank, Rockland has access to approximately $305.0 million of borrowing capacity. At March 31, 2000, the Company had $266.8 million outstanding under such lines. The Company actively manages its liquidity position under the direction of the Bank's Asset/Liability Management Committee. Periodic review under formal policies and procedures is intended to ensure that the Company will maintain access to adequate levels of available funds. At March 31, 2000, the Company's liquidity position was above policy guidelines.


CAPITAL RESOURCES AND DIVIDENDS

         The Company and Rockland are subject to capital requirements established by the Federal Reserve Board and the FDIC, respectively. One key measure of capital adequacy is the risk-based ratio for which the regulatory agencies have established minimum requirements of 4.00% and 8.00% for Tier 1 risk-based capital and total risk-based capital, respectively. As of March 31, 2000, the Company had a Tier 1 risk-based capital ratio of 11.85% and a total risk-based capital ratio of 14.72%. Rockland had a Tier 1 risk-based capital ratio of 9.52% and a total risk-based capital ratio of 10.77% as of the same date.

         An additional capital requirement of a minimum 4.00% Tier 1 leverage capital is mandated by the regulatory agencies. As of March 31, 2000, the Company and the Bank had Tier 1 leverage capital ratios of 8.66% and 6.98%, respectively.

         In March, the Company's Board of Directors declared a cash dividend of $.10 per share to shareholders of record as of March 31, 2000. This dividend was paid on April 14, 2000. On an annualized basis, the dividend payout ratio amounted to 33.42% of the trailing four quarters earnings.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

         The preceding Management's Discussion and Analysis and Notes to Consolidated Financial Statements of this Form 10-Q contain certain forward-looking statements, including without limitation, statements regarding
(i) the level of reserve for possible loan losses, (ii) the rate of delinquencies and amounts of charge-offs, and (iii) the rates of loan growth. Moreover, the Company may from time to time, in both written reports and oral statements by Company management, express its expectations regarding future performance of the Company. These forward-looking statements are inherently uncertain and actual results may differ from Company expectations. The following factors which, among others, could impact current and future performance include but are not limited to: (i) adverse changes in asset quality and resulting credit risk-related losses and expenses; (ii) adverse changes in the economy of the New England region, the Company's primary market, (iii) adverse changes in the local real estate market, as most of the Company's loans are concentrated in Southeastern Massachusetts and a substantial portion of these loans have real estate as collateral; (iv) fluctuations in market rates and prices which can negatively affect net interest margin asset valuations and expense expectations; and (v) changes in regulatory requirements of federal and state agencies applicable to banks and bank holding companies, such as the Company and Rockland, which could have materially adverse effect on the Company's future operating results. When relying on forward-looking statements to make decisions with respect to the Company, investors and others are cautioned to consider these and other risks and uncertainties.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Information required by this Item 3 is included in Item 2 of Part I of this Form 10-Q, entitled "Management's Discussion and Analysis."

PART II.  OTHER INFORMATION

Item 1 - Legal Proceedings

         A judgement was rendered against the Bank in the second quarter of 2000 in the Plymouth Superior Court, Massachusetts, relating to a lawsuit filed in 1994 by Charles J. Tufankjian, Jr. concerning a proposed loan transaction that was never consummated. The plaintiff asserted compensatory damages of $232,116.00 in the lawsuit.

         Superior Court Justice Elizabeth Donovan awarded the damages asserted by the plaintiff and trebled them to $696,348.00. The Bank was also ordered to pay plaintiff's legal fees of $102,392.50. There may also be interest due on this claim at the statutory rate of 12% from 1994.

The impact of this decision will be charged against earnings for the second quarter of 2000. The Bank will appeal the verdict in this case.


Item 2.  Changes in Securities and Use of Proceeds - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders  - None

Item 5.  Other Information

               The financial information detailed below is included hereafter in this report:

               Consolidated Statements of Changes in Stockholders' Equity
                  Three months ended March 31, 2000 and the year ended December 31, 1999

               Consolidated Average Balance Sheet and Average Rate Data -
                  Three months ended March 31, 2000 and 1999.

Item 6.  Exhibits and Reports on Form 8-K

               (a) Exhibits

                   No                              Page
                   --                              ----
                   27 Financial Data Schedule       E-1

               (b) Reports on Form 8-K

                   The Company did not file any reports on Form 8-K during the quarter ended March 31, 2000.

                             INDEPENDENT BANK CORP.
                       CONSOLIDATED STATEMENTS OF CHANGES
                             IN STOCKHOLDERS' EQUITY
                           (UNAUDITED - IN THOUSANDS)


                                                                                                             OTHER
                                                       COMMON     TREASURY                  RETAINED     COMPREHENSIVE
                                                       STOCK       STOCK       SURPLUS      EARNINGS         INCOME         TOTAL
                                                       ------     --------     -------      --------     -------------      -----
Balance, January 1, 1999 ............................   $149      (6,431)      $45,303      $56,063            $764        $95,848
Net Income                                                                                   17,031                         17,031
Cash Dividends Declared ($.40 per share) ............                                        (5,547)                        (5,547)
Proceeds from Exercise of Stock Options .............                589          (353)                                        236
Repurchase Common Stock .............................             (4,836)                                                   (4,836)
Change in Unrealized Gain (Loss) on Investments .....                                                        (4,603)        (4,603)
Available for Sale, Net of Tax
                                                        ----     -------       -------      -------         -------       --------
  Balance, December 31, 1999 ........................    149     (10,678)       44,950       67,547          (3,839)        98,129
                                                        ====     =======       =======      =======         =======       ========
Balance, January 1, 2000 ............................    149     (10,678)       44,950       67,547          (3,839)        98,129
Net Income ..........................................                                         4,231                          4,231
Dividends Declared ($.10 per share) .................                                        (1,424)                        (1,424)
Proceeds from Exercise of Stock Options .............                792          (595)                                        197
Repurchase Common Stock
Tax Benefit on Stock Option Exercise ................                               32                                          32
Change in Unrealized Gain on Investments ............                                                                           72
Available for Sale, Net of Tax ......................                                                            72
                                                        ----     -------       -------      -------         -------       --------
 Balance, March 31, 2000 ............................   $149      (9,886)      $44,387      $70,354         ($3,767)      $101,237
                                                        ====     =======       =======      =======         =======       ========

                             INDEPENDENT BANK CORP.
                       SUPPLEMENTAL FINANCIAL INFORMATION
            CONSOLIDATED AVERAGE BALANCE SHEET AND AVERAGE RATE DATA
                           (UNAUDITED - IN THOUSANDS)


                                                                        AVERAGE            INTEREST
                                                                      OUTSTANDING           EARNED/            AVERAGE
                                                                        BALANCE              PAID               YIELD
FOR THE THREE MONTHS ENDED MARCH 31,                                      2000               2000               2000
                                                                      -----------          --------            -------
    Interest-Earning Assets
      Taxable Investment Securities ..............................       $420,377            $7,391             7.03%
      Non-taxable Investment Securities ..........................         43,080               810             7.52%
      Loans, net of Unearned Discount ............................      1,026,125            21,281             8.30%
      Federal Funds Sold .........................................          6,024                85             5.64%
      Trading Assets .............................................            485                 1              .82%
                                                                       ----------           -------             -----
      Total Interest-Earning Assets ..............................     $1,496,091           $29,568             7.91%
                                                                       ==========           =======             =====
      Cash and Due From Banks ....................................         42,755
      Other Assets ...............................................         56,639
                                                                       ----------
      Total Assets ...............................................     $1,595,485
                                                                       ==========

   Interest-Bearing Liabilities
      Savings and Interest  Checking Accounts ....................       $284,994            $1,167             1.64%
      Money Market & Super Interest Checking Accounts ............        108,380               651             2.40%
      Time Deposits ..............................................        453,378             5,793             5.11%
      Federal Funds Purchased and Assets
         Sold Under Repurchase Agreements ........................         93,632             1,160             4.96%
      Federal Home Loan Bank Borrowings ..........................        267,453             3,922             5.87%
      Treasury Tax and Loan Notes ................................          4,389                58             5.29%
                                                                       ----------           -------             -----
      Total Interest-Bearing Liabilities .........................     $1,212,226           $12,751             4.21%
                                                                       ==========           =======             =====
      Demand Deposits ............................................        224,077
      Corporation-obligated mandatorily redeemable trust
      preferred securities of subsidiary trusts holding
      solely junior subordinated debentures of the Corporation ...         53,750
      Other Liabilities ..........................................          5,136
                                                                       ----------
      Total Liabilities ..........................................      1,495,189
                                                                       ----------
      Stockholders' Equity .......................................        100,296
                                                                       ----------
 Total Liabilities and Stockholders' Equity ......................     $1,595,485
                                                                       ==========

      Net Interest Income ........................................                          $16,817
                                                                                            =======
      Interest Rate Spread .......................................                                              3.69%
                                                                                                                =====
      Net Interest Margin ........................................                                              4.50%
                                                                                                                =====
Interest income and yield are stated on a fully
tax-equivalent basis

The total amount of adjustment is $279 in 2000.

                             INDEPENDENT BANK CORP.
                       SUPPLEMENTAL FINANCIAL INFORMATION
            CONSOLIDATED AVERAGE BALANCE SHEET AND AVERAGE RATE DATA
                           (UNAUDITED - IN THOUSANDS)


                                                                           AVERAGE          INTEREST
                                                                         OUTSTANDING         EARNED/          AVERAGE
                                                                           BALANCE            PAID             YIELD
FOR THE THREE MONTHS ENDED MARCH 31,                                        1999              1999             1999
                                                                         ------------       ---------         -------
   Interest-Earning Assets
      Taxable Investment Securities .................................      $449,080           $7,355            6.55%
      Non-taxable Investment Securities .............................        41,768              789            7.56%
      Loans, net of Unearned Discount ...............................       954,764           19,572            8.20%
      Federal Funds Sold ............................................        14,486              165            4.56%
                                                                         ----------          -------            -----
      Total Interest-Earning Assets .................................    $1,460,098          $27,881            7.64%
                                                                         ==========          =======            =====
      Cash and Due From Banks .......................................        44,464
      Other Assets ..................................................        49,945
                                                                         ==========
      Total Assets ..................................................    $1,554,507
                                                                         ==========

   Interest-Bearing Liabilities
      Savings and Interest Checking Accounts ........................      $273,394           $1,210            1.77%
      Money Market & Super Interest Checking Accounts ...............       106,695              644            2.41%
      Time Deposits .................................................       431,092            5,618            5.21%
      Federal Funds Purchased and Assets
         Sold Under Repurchase Agreements ...........................        80,884              957            4.73%
      Federal Home Loan Bank Borrowings .............................       321,326            4,277            5.32%
      Treasury Tax and Loan Notes ...................................         2,039               39            7.65%
                                                                         ----------          -------            -----
      Total Interest-Bearing Liabilities ............................    $1,215,430          $12,745            4.19%
                                                                         ==========          =======            =====
      Demand Deposits ...............................................       204,933
      Corporation-obligated mandatorily redeemable trust
      preferred securities of subsidiary trusts holding
      solely junior subordinated debentures of the Corporation ......        28,750
      Other Liabilities .............................................        10,015
                                                                         ----------
      Total Liabilities .............................................     1,459,128
                                                                         ----------
      Stockholders' Equity ..........................................        95,379
                                                                         ----------
 Total Liabilities and Stockholders' Equity .........................    $1,554,507
                                                                         ==========
      Net Interest Income ...........................................                        $15,136
                                                                                             =======
      Interest Rate Spread ..........................................                                           3.44%
                                                                                                                =====
      Net Interest Margin ...........................................                                           4.15%
                                                                                                                =====
Interest income and yield are stated on a fully tax-equivalent basis.

The total amount of adjustment is $274 in 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        INDEPENDENT BANK CORP.
                                              (registrant)



Date:   May 11, 2000                    /s/  Douglas H. Philipsen
                                             -------------------------
                                             Douglas H. Philipsen
                                             Chairman of the Board, President
                                             and Chief Executive Officer




Date:   May 11, 2000                    /s/  Denis K. Sheahan
                                             -------------------------
                                             Denis K. Sheahan
                                             Chief Financial Officer
                                             and Treasurer
                                             (Principal Financial and
                                             Principal Accounting Officer)