Form 10-Q
period 2000-06-30
INDEPENDENT BANK CORP
filed 2000-08-14
CIK 776901

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000
                         Commission File Number: 1-9047

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

            Yes   X             No


         As of August 1, 2000 there were 14,248,002 shares of the issuer's common stock outstanding.

                                      INDEX



                                                                                                    Page
PART I.   FINANCIAL INFORMATION                                                                       1

Item 1.  Financial Statements (Unaudited)                                                             1

                      Consolidated Balance Sheets - June 30, 2000 and
                           December 31, 1999                                                          1

                      Consolidated Statements of Income - Six months and
                           quarters ended June 30, 2000 and 1999                                      2

                      Consolidated Statements of Cash Flows - Six months ended
                           June 30, 2000 and 1999                                                     3

                      Notes to Consolidated Financial Statements - June 30, 2000                      4

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations        8


Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                  15

PART II.  OTHER INFORMATION                                                                          16

Item 1.               Legal Proceedings                                                              16

Item 2.               Changes in Securities                                                          16

Item 3.               Defaults Upon Senior Securities                                                16

Item 4.               Submission of Matters to a Vote of Security Holders                            16

Item 5.               Other Information                                                              16

Item 6.               Exhibits and Reports on Form 8-K                                               16

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                             INDEPENDENT BANK CORP.
                           CONSOLIDATED BALANCE SHEETS
                           (Unaudited - in thousands)

                                                                                                JUNE 30,            DECEMBER 31,
                                                                                                  2000                  1999
                                                                                          -----------------------------------------
ASSETS
  Cash and Due From Banks                                                                            $50,132               $48,949
  Federal Funds Sold                                                                                   3,798                 8,719
  Trading Assets                                                                                         469                   486
  Securities Held To Maturity                                                                        211,587               229,043
  Securities Available For Sale                                                                      273,443               201,614
  Federal Home Loan Bank Stock                                                                        17,036                17,036
  Loans, Net of Unearned Discount                                                                  1,036,630             1,028,510
   Less: Reserve for Possible Loan Losses                                                            (15,416)              (14,958)
----------------------------------------------------------------------------------------------------------------------------------
      Net Loans                                                                                    1,021,214             1,013,552
-----------------------------------------------------------------------------------------------------------------------------------
  Bank Premises and Equipment                                                                         14,610                14,268
  Other Assets                                                                                        60,041                56,389
----------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                                      $1,652,330            $1,590,056
===================================================================================================================================
LIABILITIES
  Deposits
    Demand Deposits                                                                                 $253,662              $226,044
    Savings and Interest Checking Accounts                                                           297,676               282,516
    Money Market and Super Interest Checking Accounts                                                109,156               107,624
    Time Certificates of Deposit over $100,000                                                       147,816               113,832
    Other Time Deposits                                                                              331,045               351,790
----------------------------------------------------------------------------------------------------------------------------------
      Total Deposits                                                                               1,139,355             1,081,806
----------------------------------------------------------------------------------------------------------------------------------
  Federal Funds Purchased and Assets Sold Under Repurchase Agreements                                137,125                93,366
  Federal Home Loan Bank Borrowings                                                                  203,063               256,224
  Treasury Tax and Loan Notes                                                                          3,037                 9,877
  Other Liabilities                                                                                   15,768                21,904
----------------------------------------------------------------------------------------------------------------------------------
      Total Liabilities                                                                            1,498,348             1,463,177
----------------------------------------------------------------------------------------------------------------------------------
Commitments and Contingencies
Corporation-obligated mandatorily redeemable trust preferred securities of
  subsidiary trust holding solely junior subordinated debentures of the Corporation                   51,255                28,750
STOCKHOLDERS' EQUITY
  Common Stock, $.01 par value Authorized: 30,000,000 Shares
    Outstanding: 14,863,821 Shares at June 30, 2000 and at December 31, 1999                             149                   149
    Treasury Stock: 615,819 Shares at June 30, 2000 and 684,463 Shares at December 31, 1999           (9,601)              (10,678)
  Surplus                                                                                             44,151                44,950
  Retained Earnings                                                                                   71,170                67,547
 Other Accumulated Comprehensive Income, Net of Tax                                                   (3,142)               (3,839)
----------------------------------------------------------------------------------------------------------------------------------
      Total Stockholders' Equity                                                                     102,727                98,129
----------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES, MINORITY INTEREST & STOCKHOLDERS' EQUITY                                       $1,652,330            $1,590,056
==================================================================================================================================

                             INDEPENDENT BANK CORP.
                        CONSOLIDATED STATEMENT OF INCOME
               (Unaudited - in thousands except per share amounts)


                                                                   SIX MONTHS ENDED                            THREE MONTHS ENDED
                                                             JUNE 30,             JUNE 30,                 JUNE 30,        JUNE 30,
                                                               2000                 1999                     2000            1999
-----------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
   Interest on Loans                                          $42,856              $39,684                 $21,590         $20,128
   Interest and Dividends on Securities                        16,118               15,173                   8,181           7,287
   Interest on Federal Funds Sold                                 319                  444                     234             279
   Interest on Interest Bearing Deposits                            7                    0                       7               0
-----------------------------------------------------------------------------------------------------------------------------------
      Total Interest Income                                    59,300               55,301                  30,012          27,694
-----------------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
   Interest on Deposits                                        15,680               15,327                   8,070           7,855
   Interest on Borrowed Funds                                  10,242               10,001                   5,102           4,728
-----------------------------------------------------------------------------------------------------------------------------------
      Total Interest Expense                                   25,922               25,328                  13,172          12,583
-----------------------------------------------------------------------------------------------------------------------------------
   Net Interest Income                                         33,378               29,973                  16,840          15,111
-----------------------------------------------------------------------------------------------------------------------------------
PROVISION FOR POSSIBLE LOAN LOSSES                              1,168                1,963                     451             982
-----------------------------------------------------------------------------------------------------------------------------------
   Net Interest Income After Provision
      For Possible Loan Losses                                 32,210               28,010                  16,389          14,129
-----------------------------------------------------------------------------------------------------------------------------------
NON-INTEREST INCOME
   Service Charges on Deposit Accounts                          2,876                2,584                   1,491           1,313
   Trust and Investment Services Income                         2,370                2,141                   1,237           1,224
   Mortgage Banking Income                                        660                  987                     347             486
   Other Non-Interest Income                                    1,737                1,594                     935             858
-----------------------------------------------------------------------------------------------------------------------------------
      Total Non-Interest Income                                 7,643                7,306                   4,010           3,881
-----------------------------------------------------------------------------------------------------------------------------------
NON-INTEREST EXPENSES
   Salaries and Employee Benefits                              12,970               11,722                   6,649           6,060
   Occupancy Expenses                                           2,013                1,895                   1,010             934
   Equipment Expenses                                           1,784                1,630                     877             863
   Special Charges                                              2,998                    0                   2,998               0
   Other Non-Interest Expenses                                  8,253                7,299                   4,255           3,580
-----------------------------------------------------------------------------------------------------------------------------------
      Total Non-Interest Expenses                              28,018               22,546                  15,789          11,437
-----------------------------------------------------------------------------------------------------------------------------------
   Minority Interest Expense                                    2,539                1,334                   1,391             667
-----------------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                      9,296               11,436                   3,219           5,906
PROVISION FOR INCOME TAXES                                      2,825                3,482                     979           1,798
----------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                     $6,471               $7,954                  $2,240          $4,108
===================================================================================================================================
BASIC EARNINGS PER SHARE                                        $0.45                $0.56                   $0.16           $0.29
===================================================================================================================================
DILUTED EARNINGS PER SHARE                                      $0.45                $0.55                   $0.16           $0.29
===================================================================================================================================
Weighted average common shares (Basic)                     14,226,735           14,249,356              14,239,037      14,164,975
Common stock equivalents                                       69,048              162,838                  62,144         155,506
===================================================================================================================================
Weighted average common shares (Diluted)                   14,295,783           14,412,194              14,301,181      14,320,481
===================================================================================================================================

                             INDEPENDENT BANK CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited - in thousands)

                                                                                             SIX MONTHS ENDED JUNE 30,
                                                                                             2000                 1999
------------------------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                                                $6,471              $7,954
   ADJUSTMENTS TO RECONCILE NET INCOME TO
   NET CASH PROVIDED FROM OPERATING ACTIVITIES
     Depreciation and amortization                                                            2,081               2,603
     Provision for possible loan losses                                                       1,168               1,963
     Loans originated for resale                                                            (11,254)            (31,895)
     Proceeds from mortgage loan sales                                                       11,181              31,786
     Loss on sale of mortgages                                                                   73                 109
     Gain recorded from mortgage servicing rights                                              (120)               (195)
     Changes in assets and liabilities:
        Increase in other assets                                                             (3,532)             (3,807)
        (Decrease)/Increase in other liabilities                                             (6,016)              3,511
------------------------------------------------------------------------------------------------------------------------
 TOTAL ADJUSTMENTS                                                                           (6,419)              4,075
------------------------------------------------------------------------------------------------------------------------
 NET CASH PROVIDED FROM OPERATING ACTIVITIES                                                     52              12,029
------------------------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from maturities of Securities Held to Maturity                                 19,438              46,924
     Proceeds from maturities of Securities Available for Sale                               23,132              38,082
     Purchase of Securities Held to Maturity                                                 (2,142)             (7,682)
     Purchase of Securities Available for Sale                                              (94,489)            (20,416)
     Net increase in Loans                                                                   (8,830)            (55,751)
     Investment in Bank Premises and Equipment                                               (2,147)             (1,761)
------------------------------------------------------------------------------------------------------------------------
 NET CASH USED IN INVESTING ACTIVITIES                                                      (65,038)               (604)
------------------------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase in Deposits                                                                57,549              35,213
     Net increase/(decrease) in Federal Funds Purchased
       and Assets Sold Under Repurchase Agreements                                           43,759              (4,049)
     Net decrease in FHLB Borrowings                                                        (53,161)            (67,500)
     Net (decrease)/increase in TT&L Notes                                                   (6,840)              7,760
     Issuance of corporation-obligated mandatorily redeemable trust preferred securities of subsidiary trusts holding solely junior subordinated
       debentures of the Corporation                                                         22,505
     Dividends Paid                                                                          (2,842)             (2,863)
     Payments for Treasury Stock Purchase                                                         -              (4,836)
     Proceeds from stock issuance                                                               278                 171
------------------------------------------------------------------------------------------------------------------------
     NET CASH PROVIDED FROM/(USED IN) FINANCING ACTIVITIES                                   61,248             (36,104)
------------------------------------------------------------------------------------------------------------------------
     NET DECREASE IN CASH AND CASH EQUIVALENTS                                               (3,738)            (24,679)
     CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE YEAR                                  57,668              86,198
------------------------------------------------------------------------------------------------------------------------
     CASH AND CASH EQUIVALENTS AS OF JUNE 30,                                              $ 53,930            $ 61,519
------------------------------------------------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


BASIS OF PRESENTATION

         Independent Bank Corp. (the "Company") is a state chartered, federally registered bank holding company headquartered in Rockland, Massachusetts. The Company is the sole stockholder of Rockland Trust Company ("Rockland" or "the Bank"), a Massachusetts trust company chartered in 1907. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000 or any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

ACQUISITION

On August 4, 2000, the Company and the Bank, acquired 16 Massachusetts branches with an estimated $336 million in deposits, $85 million of commercial real estate loans and $50 million in consumer and SBA loans from Fleet Financial Group. The acquisitions resulted from the divestiture of Fleet branches after its merger with BankBoston.

These branches opened as Rockland Trust offices on August 7, 2000 and provide an expanded presence in Brockton and a powerful entrance into the Cape Cod market.

CORPORATION-OBLIGATED MANDATORILY REDEEMABLE TRUST PREFFERED SECURITIES

         In the first quarter of 2000, Independent Capital Trust II (the "Trust II") was formed for the purpose of issuing trust preferred securities (the "Trust Preferred Securities") and investing the proceeds of the sale of these securities in junior subordinated debentures issued by the Company. A total of $25.0 million of 11.00% Trust Preferred Securities were issued and are scheduled to mature in 2030, callable at the option of the company after January 31, 2002. Distributions on these securities are payable quarterly in arrears on the last day of March, June, September and December, such distributions can be deferred at the option of the Company for up to five years. The Trust Preferred Securities can be prepaid in whole or in part on or after January 31, 2002 at a redemption price equal to $25 per Trust Preferred Security plus accumulated but unpaid distributions thereon to the date of the redemption.



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


RECENT ACCOUNTING DEVELOPMENTS

The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 137 and SFAS No. 138. This statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in income unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the statement of income and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. This statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company has not yet quantified the impact of adopting SFAS No. 133 on its consolidated financial statements and has not determined the timing nor method of its adoption of the statement. However, the Company does not expect that the adoption of this statement will have a material impact on its financial position or results of operations.



SPECIAL CHARGES

The Company recorded special charges of $3.0 million during the second quarter 2000. This amount represents systems conversion charges of $1.3 million and expense of $0.7 million associated with the purchase of branches from FleetBoston Financial. Also, as previously announced, an unfavorable judgement was entered against the Bank in Plymouth Superior Court concerning a proposed commercial loan transaction that was never consummated. The Company will vigorously appeal this judgement, however, accounting convention requires that the Company provide an accrual of $1.0 million in the second quarter of 2000 specifically for that decision.


EARNINGS PER SHARE

                                                 (In Thousands, except per share data)
                                              NET INCOME      WEIGHTED AVERAGE          NET INCOME
                                                                   SHARES                PER SHARE
----------------------------------------------------------------------------------------------------------
For the six months ended June 30,           2000     1999      2000     1999           2000     1999
----------------------------------------------------------------------------------------------------------
Basic EPS                                 $6,471    $7,954   14,227    14,249         $0.45    $0.56
Effect of dilutive securities                                    69       163          0.00     0.01
Diluted EPS                               $6,471    $7,954   14,296    14,412         $0.45    $0.55
----------------------------------------------------------------------------------------------------------



                                                     (In Thousands, except per share data)
                                             NET INCOME      WEIGHTED AVERAGE           NET INCOME
                                                                  SHARES                 PER SHARE
----------------------------------------------------------------------------------------------------------
For the three months ended June 30,       2000     1999        2000     1999          2000     1999
----------------------------------------------------------------------------------------------------------
Basic EPS                               $2,240   $4,108      14,239    14,165        $0.16    $0.29
Effect of dilutive securities                                    62       155         0.00     0.00
Diluted EPS                             $2,240   $4,108      14,301    14,320        $0.16    $0.29
----------------------------------------------------------------------------------------------------------

COMPREHENSIVE INCOME

Comprehensive income is reported net of taxes, as follows:

                                                                                        For the Six        For the Three
                                                                                       Months Ended        Months Ended
                                                                                          June 30,            June 30,
                                                                                      2000      1999      2000      1999
                                                                                     ------    ------    ------    ------
Net Income                                                                           $6,471    $7,954    $2,240    $4,108
Other Comprehensive Income, Net of Tax
 Unrealized gains/(losses) on securities available for sale
  Unrealized holding gains/(losses) arising during the period                           697    (2,688)      625    (2,520)
  Less: reclassification adjustment for gains/(losses) included in net earnings           -         -         -         -
                                                                                    -------------------------------------
 Other Comprehensive Income                                                             697    (2,688)      625    (2,520)
                                                                                    -------------------------------------
Comprehensive Income                                                                 $7,168    $5,266    $2,865    $1,588
                                                                                    -------------------------------------


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

Information about reportable segments and reconciliation of such information to the consolidated financial statements as of and for the quarters ended June 30, follows (in thousands):


                                                    Community                   Other Adjustments
                                                     Banking         Other       and Eliminations     Consolidated
                                                    --------------------------------------------------------------
 For the Six months Ended
 June 30, 2000
      Total Assets                                 $1,650,096      $213,442         ($211,208)         $1,652,330
      Net Interest Income                              32,464           914                 -              33,378
      Total Non-Interest Income                         7,643         8,268            (8,268)              7,643
      Net Income                                       $8,191        $6,548           ($8,268)             $6,471

For Six months Ended
June 30, 1999
      Total Assets                                 $1,542,643      $154,501         ($150,787)         $1,546,357
      Net Interest Income                              29,626           347                 -              29,973
      Total Non-Interest Income                         7,306         8,742            (8,742)              7,306
      Net Income                                       $8,701        $7,995           ($8,742)             $7,954


                                                    Community                   Other Adjustments
                                                     Banking         Other       and Eliminations     Consolidated
                                                    --------------------------------------------------------------
For the Three Months Ended
June 30, 2000
      Net Interest Income                              $16,326         $514                                $16,840
      Total Non-Interest Income                          4,010        3,206             (3,206)              4,010
      Net Income                                        $3,166       $2,280            ($3,206)             $2,240

For Three Months Ended
June 30, 1999
      Net Interest Income                              $14,942         $169                  -             $15,111
      Total Non-Interest Income                          3,882        4,331             (4,332)              3,881
      Net Income                                        $4,312       $4,128            ($4,332)             $4,108


         The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before income taxes, not including nonrecurring gains or losses.

         The Company derives a majority of its revenues from interest income and the chief operating decision maker relies primarily on net interest revenue to assess the performance of the segments and make decisions about resources to be allocated to the segment. Therefore, the segments are reported above using net interest income.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000


SUMMARY

         For the six months ended June 30, 2000, Independent Bank Corp. (the Company) recorded net income of $6.5 million compared with net income of $8.0 million for the same period last year. Diluted earnings per share were $.45 for the six months ended June 30, 2000 compared to $.55 per share for the prior year. Basic earnings per share, before the dilutive effect of stock options, were $.45 in 2000 compared to $.56 for the same period in 1999. Per share earnings have been calculated in accordance with SFAS No. 128, "Earnings per Share." On an operating basis the decrease in net income is primarily the result of $3.0 million in special charges. These charges were recorded in non-interest expense and are detailed below. Net interest income increased $4.0 million, or 7.23%. The provision for loan losses decreased to $1.2 million for the first six months of 2000 compared with $2.0 million for the same period last year. Non-interest income increased $337,000, or 4.6%, while non-interest expense increased $5.5 million, or 24.3%, over the first six months of 1999, largely due to the $3.0 million in special charges.

         On a operating basis, excluding special charges, net income for the six month period ended June 30, 2000 was $8.4 million, compared with net income of $8.0 million for the same period last year. Diluted earnings per share on an operating basis for the six months ended June 30, 2000 and June 30, 1999 were $.59 and $.55 respectively.


           The Company recorded special charges of $3.0 million during the second quarter 2000. This amount represents systems conversion charges of $1.3 million and expense of $0.7 million associated with the purchase of branches from FleetBoston Financial. Also, as previously announced, an unfavorable judgement was entered against the Bank in Plymouth Superior Court concerning a proposed commercial loan transaction that was never consummated. The Company will vigorously appeal this judgement, however, accounting convention requires that the Company provide an accrual of $1.0 million in the second quarter of 2000 specifically for that decision.


         The annualized consolidated returns on average equity and average assets for the first six months of 2000 were 12.74% and 0.80%, respectively. This compares to annualized consolidated returns on average equity and average assets for the first six months of 1999 of 16.66% and 1.02%, respectively. On an operating basis, the annualized returns on average assets and equity for the six months ended June 30, 2000 were 1.05% and 16.57%.

         As of June 30, 2000, total assets amounted to $1.65 billion, an increase of $62.3 million over the 1999 year end balance. Investments increased $49.4 million, or 10.8% from $456.9 million at year-end 1999. Loans, net of unearned discount, increased $8.1 million, or 0.8%, since year-end 1999. Deposit balances have increased by $57.5 million, or 5.3%. Borrowings decreased by $16.2 million, or 4.5%, since year-end 1999.

         Nonperforming assets totaled $4.0 million as of June 30, 2000 compared to $3.7 million at December 31, 1999 Nonperforming assets represented 24 and 23 basis points of total assets as of June 30, 2000 and December 31, 1999, respectively.

NET INTEREST INCOME

         The discussion of net interest income which follows, is presented on a fully tax-equivalent basis. Net interest income for the six months ended June 30, 2000, amounted to $33.9 million, an increase of $3.4 million, or 11.2%, from the comparable 1999 time frame. This is primarily due to higher yields on earning assets, 8.00% in 2000 compared to 7.62% in 1999. The Company's net interest margin for the first six months of 2000 was 4.51%, compared to 4.17% for the comparable 1999 time frame. The Company's interest rate spread (the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities) increased by 20 basis points to 3.67%.

         The average balance of interest-earning assets for the first six months of 2000 amounted to $1.5 billion, an increase of $41.5 million, or 2.8%, from the comparable 1999 time frame. Income from interest-earning assets amounted to $59.9 million for the six months ended June 30, 2000, an increase of $4.0 million, or 7.2%, from the first six months of 1999. The increase in interest income was the result of a $57.9 million, or 5.97% increase in the average balance of the loan portfolio, net of unearned discount, resulting from increases in the commercial real estate portfolio and indirect automobile lending.

         Interest income is impacted by changes in market rates of interest due to variable and floating rate loans in the Company's portfolio. At June 30, 2000, loans having interest rates which adjust in accordance with changes in the Company's base lending rate or other market indices amounted to approximately $209.7 million, or 20.2% of loans, net of unearned discount.

         Interest income is also impacted by the amount of non-performing loans. The amount of interest due, but not recognized, on non-performing loans amounted to approximately $154,000 for the six months ended June 30, 2000 compared to $94,000 for the six months ended June 30, 1999.

         The average balance of interest-bearing liabilities for the first six months of 2000 was $1.2 billion, or 0.1%, lower than the comparable 1999 time frame. Average interest bearing deposits increased by $23.1 million, or 2.77%, for the first six months of 2000 over the same period last year, primarily in the Savings and Now account category. For the six months ended June 30, 2000, average borrowings were $357.6 million, or 6.36% lower than the first six months of 1999, primarily in FHLB borrowings which decreased by $46.9 million. Interest expense on deposits increased by $353,000, or 2.3%, to $15.7 million in the first six months of 2000 and interest expense on borrowings increased by $0.2 million, or 2.4%, to $10.2 million as compared to the same period last year.


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

         For the six months ended June 30, 2000, management decreased the provision for possible loan losses to $1.2 million as compared to $2.0 million for the same period last year. This decrease is the result of continued stability in the risk profile of the Company's loan portfolio, strong coverage ratios and slowing loan growth. For the first six months of 2000, loans charged-off, net of recoveries of loans previously charged-off, amounted to $0.7 million as compared to $1.3 million for the comparable 1999 time frame.

         As of June 30, 2000, the ratio of the reserve for possible loan losses to loans, net of unearned discount, was 1.49%, as compared to the 1999 year-end level of 1.45%. The ratio of the reserve for possible loan losses to non-performing loans was 384.20% at June 30, 2000, as compared to the 409.36% coverage recorded at year-end 1999.


NON-INTEREST INCOME

         Non-interest income for the six months ended June 30, 2000 was $7.6 million, compared to $7.3 million for the same period in 1999, due to increased revenue from the Asset Management and Trust Services Division, as well as an increase in deposit service charge revenues. Mortgage Banking income decreased from $987,000 to $660,000 for the six months ended June 30, 2000 and 1999, respectively due to an increasing rate environment and a near term lack of sellers and housing inventory.


NON-INTEREST EXPENSES

         Non-interest expenses totaled $28.0 million for the six months ended June 30, 2000, a $5.47 million, or 24.3%, increase from the comparable 1999 period. Salaries and employee benefits increased by $1.25 million or 10.6% resulting from additions to staff needed to support planned internal growth. Occupancy and equipment expenses increased $272,000, or 7.7%, to $3.80 million for the first six months of 2000 from $3.53 million in the same period last year. Special Charges of $3.0 million pretax were recorded as discussed above. Other non-interest expenses for the first six months of 2000 increased by $954,000 or 13.1% to $8.3 million from $7.3 million in the first six months of 1999 primarily attributable to necessary redundancy prior to the systems' conversion and increased advertising in anticipation of the acquisition.


MINORITY INTEREST

         In the second quarter of 1997, Independent Capital Trust I (the "Trust") was formed for the purpose of issuing trust preferred securities (the "Trust Preferred Securities") and investing the proceeds of the sale of these securities in junior subordinated debentures issued by the Company. A total of $28.75 million of 9.28% Trust Preferred Securities were issued and are scheduled to mature in 2027, callable at the option of the Company after May 19, 2002. Distributions on these securities are payable quarterly in arrears on the last day of March, June, September and December, and such distributions can be deferred at the option of the Company for up to five years. The Trust Preferred Securities can be prepaid in whole or in part on or after May 19, 2002 at a redemption price equal to $25 per Trust Preferred Security plus accumulated but unpaid distributions thereon to the date of the redemption.

On January 31, 2000, Independent Capital Trust II (the "Trust II") was formed for the purpose of issuing trust preferred securities (the "Trust Preferred Securities") and investing the proceeds of the sale of these securities in junior subordinated debentures issued by the Company. A total of $25 million of 11% Trust Preferred Securities were issued and are scheduled to mature in 2030, callable at the option of the Company after January 31, 2002. Distributions on these securities are payable quarterly in arrears on the last day of March, June, September and December, and such distributions can be deferred at the option of the Company for up to five years. The Trust Preferred Securities can be prepaid in whole or in part on or after January 31,

2002 at a redemption price equal to $25 per Trust Preferred Security plus accumulated but unpaid distributions thereon to the date of the redemption.

         The Trust Preferred Securities are presented in the consolidated balance sheets of the Company entitled "Corporation-Obligated Mandatorily Redeemable Trust Preferred Securities of Subsidiary Trusts Holding Solely Junior Subordinated Debentures of the Corporation". The Company records distributions payable on the Trust Preferred Securities as minority interest expense in its consolidated statements of income. The minority interest expense was $2.5 million and $1.3 million for the six months ended June 30, 2000 and June 30, 1999.


INCOME TAXES

         The Company records income tax expense pursuant to Statement of Financial Accounting Standards No. 109, "Accounting For Income Taxes". The Company evaluates the deferred tax asset and the valuation reserve on a quarterly basis. The Company's effective tax rates for the six months ended June 30, 2000 and 1999 was 30.4%.


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

          Rate Change                        Estimated Exposure as %
        (Basis Points)                       of Net Interest Income
 ----------------------------------------------------------------------------
             +200                                   (2.05%)
             -200                                    1.96%


LIQUIDITY AND CAPITAL

         Liquidity, as it pertains to the Company, is the ability to generate cash in the most economical way, in order to meet ongoing obligations to pay deposit withdrawals and to fund loan commitments. The Company's primary sources of funds are deposits, borrowings, and the amortization, prepayment, and maturities of loans and investments.

         A strong source of liquidity is the Company's core deposits, those deposits which management considers, based on experience, not likely to be withdrawn in the near term. The Company utilizes its extensive branch-banking network to attract retail customers who provide a stable source of core deposits. The Company has established five repurchase agreements with major brokerage firms as potential sources of liquidity. On June 30, 2000 the Company had $91.8 million outstanding under such lines classified on the Balance Sheet as "Federal Funds Purchased and Assets Sold Under Repurchase Agreements". As an additional source of funds, the Bank has entered into repurchase agreements with customers totaling $45.3 million at June 30, 2000. As a member of the Federal Home Loan Bank, Rockland has access to approximately $305.0 million of borrowing capacity. At June 30, 2000, the Company had $203.1 million outstanding under such lines. The Company actively manages its liquidity position under the direction of the Bank's Asset/Liability Management Committee. Periodic review under formal policies and procedures is intended to ensure that the Company will maintain access to adequate levels of available funds. At June 30, 2000, the Company's liquidity position was well above policy guidelines.


CAPITAL RESOURCES AND DIVIDENDS

         The Company and Rockland are subject to capital requirements established by the Federal Reserve Board and the FDIC, respectively. One key measure of capital adequacy is the risk-based ratio for which the regulatory agencies have established minimum requirements of 4.00% and 8.00% for Tier 1 risk-based capital and total risk-based capital, respectively. As of June 30, 2000, the Company had a Tier 1 risked-based capital ratio of 11.92% and a total risked-based capital ratio of 14.76%. Rockland had a Tier 1 risked-based capital ratio of 9.57% and a total risked-based capital ratio of 10.82% as of the same date.

         An additional capital requirement of a minimum 4.00% Tier 1 leverage capital is mandated by the regulatory agencies for most banking organizations and a 5.00% Tier 1 leverage capital ratio is required for a "well capitalized" institution. As of June 30, 2000, the Company and the Bank had Tier 1 leverage capital ratios of 8.57% and 6.91%, respectively.

         The Company's capital ratios increased significantly in the first quarter of 2000 due to the issuance of $25.0 million of Trust Preferred Securities.

         In June, the Company's Board of Directors declared a cash dividend of $.10 per share to shareholders of record as of June 30, 2000. This dividend was paid on July 14, 2000. On an annualized basis, the dividend payout ratio amounted to 32.72% of the trailing four quarters' earnings.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       FOR THE QUARTER ENDED JUNE 30, 2000


SUMMARY

         For the three months ended June 30, 2000, the Company recorded net income of $2.24 million compared with net income of $4.11 million for the same period last year. Diluted earnings per share were $.16 for the three months ended June 30, 2000 versus $.29 per share for the same period in the prior year. Basic earnings per share, before the dilutive effect of stock options, were $.16 in 2000 compared with $.29 for the same period in 1999. Per share earnings have been calculated in accordance with SFAS No. 128, "Earnings per Share." The decrease in net income is primarily the result of $3.0 million of special charges. These charges were recorded in non-interest expense and are detailed below. Net interest income increased $1.7 million or 11.4%. The provision for loan losses decreased to $451,000 for the second quarter of 2000 compared with $982,000 for the same period last year. Non-interest income increased $129,000, or 3.3%, while non-interest expenses increased $4.35 million, or 38.1% over the second quarter of 1999, largely due to the $3.0 million in special charges.

         On an operating basis, excluding special charges, net income for the three month period ended June 30, 2000 was $4.2 million, compared with net income of $4.1 million for the same period last year. Diluted earnings per share on an operating basis for the three months ended June 30, 2000 and June 30, 1999 were $.29 for both periods.


         The Company recorded special charges of $3.0 million during the second quarter 2000. This amount represents systems conversion charges of $1.3 million and expense of $0.7 million associated with the pending purchase of branches from FleetBoston Financial. Also, as previously announced, an unfavorable judgement was entered against the Bank in Plymouth Superior Court concerning a proposed commercial loan transaction that was never consummated. The Company will vigorously appeal this judgement, however, accounting convention requires that the Company provide an accrual of $1.0 million in the second quarter of 2000 specifically for that decision.

           The annualized consolidated returns on average equity and average assets for the second quarter of 2000 were 8.71% and 0.55%, respectively. This compares to annualized consolidated returns on average equity and average assets for the second quarter of 1999 of 17.19% and 1.05%, respectively. On an operating basis, the annualized returns on average assets and equity for the three months ended June 30, 2000 were 1.03% and 16.28%.



NET INTEREST INCOME

         The discussion of net interest income, which follows, is presented on a fully tax-equivalent basis. Net interest income for the three months ended June 30, 2000, amounted to $17.1 million, an increase of $1.7 million, or 11.3%, from the comparable 1999 time frame. The Company's interest rate spread (the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities) increased by 19 basis points, to 3.66%. The Company's net interest margin for the second quarter of 2000 was 4.52%, compared to 4.19% for the comparable 1999 time frame, primarily due to a higher yield on earning assets, 8.00% in 2000 compared to 7.62% in 1999.

         The average balance of interest-earning assets for the second quarter of 2000 amounted to $1.5 billion, an increase of $47.0 million, or 3.2%, over the comparable 1999 time frame. Income from interest-earning assets amounted to $30.3 million for the second quarter of 2000, an increase of $2.3 million, or 8.3%, from the second quarter of 1999. The increase in interest income was attributable to a $44.5 million, or 4.5% increase in the average balance of the loan portfolio, net of unearned discount, resulting from increases in the commercial real estate portfolio and indirect automobile lending. In addition, the securities portfolio increased by $10.9 million, or 2.4%, which reflects the Company's strategy of leveraging its capital in a beneficial interest rate environment.

         The average balance of interest-bearing liabilities for the second quarter of 2000 was $766,000, or 0.06%, higher than the comparable 1999 time frame. Average interest bearing deposits increased by $10.6 million, or 1.2%, for the second quarter of 2000 over the same period last year, primarily in the savings and interest checking account category. For the three months ended June 30, 2000, average borrowings were $349.8 million, or 2.7% lower than the second quarter of 1999. Interest expense on deposits increased by $215,000, or 2.7%, and interest expense on borrowings increased by $374,000, or 7.9%.


NON-INTEREST INCOME

         Non-interest income for the three months ended June 30, 2000 was $4.0 million, compared to $3.9 million for the same period in 1999. Income from Service Charges on Deposit Accounts increased by $178,000, or 13.6%. Mortgage banking income decreased by $139,000, or 28.6%, over the 1999 time frame due to an increasing rate environment and a lack of sellers and housing inventory. Other non-interest income increased $77,000 or 8.97%, to $935,000 million compared to $858,000 for the three months of 1999.


NON-INTEREST EXPENSES

         Non-interest expenses totaled $15.8 million for the three months ended June 30, 2000, a $4.35 million increase from the comparable 1999 period. Salaries and employee benefits increased $589,000, or 9.7%. Occupancy and equipment expenses for the same three months of 2000 increased $90,000, or 5.0%, from the comparable 1999 period. The Company recorded special charges of $3.0 million pretax during the second quarter 2000 as discussed above. Other non-interest expenses for the three months ended June 30, 2000 increased by $0.7 million or 18.9%. This increase is primarily attributable to necessary redundancy prior to the systems' conversion and increased advertising in anticipation of the branch acquisition.


CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

         The preceding Management's Discussion and Analysis and Notes to Consolidated Financial Statements of this Form 10Q contain certain forward-looking statements, including without limitation, statements regarding
(i) the level of reserve for possible loan losses, (ii) the rate of delinquencies and amounts of charge-offs, (iii) the rates of loan growth. Moreover, the Company may from time to time, in both written reports and oral statements by Company management, express its expectations regarding future performance of the Company. These forward-looking statements are inherently uncertain and actual results may differ from Company expectations. The following factors, which, among others, could impact current and future performance include but are not limited to: (i) adverse changes in asset quality and resulting credit risk-related losses and expenses; (ii) adverse changes in the economy of the New England region, the Company's primary market, (iii) adverse changes in the local real estate market, as most of the Company's loans are concentrated in Southeastern Massachusetts and a substantial portion of these loans have real estate as collateral; (iv) fluctuations in market rates and prices which can negatively affect net interest margin asset valuations and expense expectations; and (v) changes in regulatory requirements of federal and state agencies applicable to banks and bank holding companies, such as the Company and Rockland, which could have materially adverse effects on the Company's future operating results.

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

         Superior Court Justice Elizabeth Donovan awarded the damages asserted by the plaintiff and trebled them to $696,348.00. The Bank was also ordered to pay plaintiff's legal fees of $102,392.50. Interest is also due on this claim at the statutory rate of 12% from 1994, which has been estimated to be approximately $200,000.

The impact of this decision was charged against earnings for the second quarter of 2000. The Bank will appeal the verdict in this case.

Item 2.  Changes in Securities and Use of Proceeds - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders  - None

Item 5.  Other Information

                   The financial information detailed below is included hereafter in this report:

                   Consolidated Statements of Changes in Stockholders' Equity -
                        Six months ended June 30, 2000 and the year ended December 31, 1999

                   Consolidated Average Balance Sheet and Average Rate Data -
                        Six months and three months ended June 30, 2000 and 1999.

Item 6.  Exhibits and Reports on Form 8-K

                      (a) Exhibits

                             NO.                                       PAGE
                             27 Financial Data Schedule                E-1

                      (b) Reports on Form 8-K

                          The Company did not file any reports on Form 8-K
                      during the quarter ended June 30, 2000.

                             INDEPENDENT BANK CORP.
                       CONSOLIDATED STATEMENTS OF CHANGES
                             IN STOCKHOLDERS' EQUITY
               (Unaudited - in thousands except per share amounts)

                                                                                                             OTHER
                                                                                                         COMPREHENSIVE
                                                   COMMON      TREASURY      SURPLUS      RETAINED          INCOME
                                                   STOCK         STOCK                    EARNINGS          AVAILABLE      TOTAL
-----------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1999                           $149        ($6,431)      $45,303       $56,063             $764       $95,848

Net Income                                                                                  17,031                         17,031
Dividends Declared ($.10 per share)                                                         (5,547)                        (5,547)
Proceeds from Exercise of Stock Options                            589          (353)                                         236
Repurchase Common Stock                                         (4,836)                                                    (4,836)
Change in Unrealized Gain (Loss) on
Investments Available for Sale, Net of Tax                                                                   (4,603)       (4,603)
-----------------------------------------------------------------------------------------------------------------------------------
  Balance, December 31, 1999                       $149       ($10,678)      $44,950       $67,547          ($3,839)      $98,129
===================================================================================================================================
Balance, January 1, 2000                           $149       ($10,678)      $44,950       $67,547          ($3,839)       98,129
Net Income                                                                                   6,471                          6,471
Dividends Declared ($.10 per share)                                                         (2,848)                        (2,848)
Proceeds from Exercise of Stock Options                          1,077          (831)                                         246
Tax Benefit on Stock Option Exercise                                              32                                           32
Repurchase Common Stock
Change in Unrealized Gain on Investments
Available for Sale, Net of Tax                                                                                  697           697
-----------------------------------------------------------------------------------------------------------------------------------
 Balance, June 30, 2000                            $149        ($9,601)      $44,151       $71,170          ($3,142)     $102,727
===================================================================================================================================

                             INDEPENDENT BANK CORP.
                       SUPPLEMENTAL FINANCIAL INFORMATION
            CONSOLIDATED AVERAGE BALANCE SHEET AND AVERAGE RATE DATA
                           (Unaudited - in thousands)


                                                                                        AVERAGE          INTEREST
                                                                                      OUTSTANDING         EARNED/         AVERAGE
                                                                                        BALANCE            PAID            YIELD
FOR THE SIX MONTHS ENDED JUNE 30,                                                        2000              2000            2000
                                                                                   ----------------   --------------   ------------
   Interest-Earning Assets
      Taxable Investment Securities                                                       $423,818          $15,031          7.09%
      Non-taxable Investment Securities                                                     43,087            1,623          7.53%
      Loans, net of Unearned Discount                                                    1,027,471           42,880          8.35%
      Federal Funds Sold and Assets Purchased Under Resale Agreements                       10,633              319          6.00%
      Trading Assets                                                                           477                7          2.94%
                                                                                   ---------------    --------------  -------------
      Total Interest-Earning Assets                                                     $1,505,486          $59,860          7.95%
                                                                                   ---------------    ==============  =============
      Cash and Due From Banks                                                               46,793
      Other Assets                                                                          56,950
                                                                                   ---------------
      Total Assets                                                                      $1,609,229
                                                                                   ===============

   Interest-Bearing Liabilities
      Savings and Interest Checking Accounts                                              $288,294           $2,354          1.63%
      Money Market & Super Interest Checking Accounts                                      112,886            1,413          2.50%
      Other Time Deposits                                                                  454,103           11,913          5.25%
      Federal Funds Purchased and Assets Sold Under Repurchase Agreements                  101,587            2,617          5.15%
      Federal Home Loan Bank Borrowings                                                    251,583            7,508          5.97%
      Treasury Tax and Loan Notes                                                            4,467              117          5.24%
                                                                                   ---------------    --------------  -------------
      Total Interest-Bearing Liabilities                                                $1,212,920          $25,922          4.27%
                                                                                   ===============    ==============  =============
      Demand Deposits                                                                      233,138
      Corporation-Obligated Mandatorily Redeemable Trust Preferred Securities of
         Subsidiary Trust Holding Solely Junior Subordinated debentures of the              51,255
Corporation
      Other Liabilities                                                                     10,311
                                                                                   ---------------
      Total Liabilities                                                                  1,507,624
                                                                                   ---------------
      Stockholders' Equity                                                                 101,605
                                                                                   ---------------
Total Liabilities and Stockholders' Equity                                              $1,609,229
                                                                                   ===============

      Net Interest Income                                                                                   $33,938
                                                                                                      ==============

      Interest Rate Spread                                                                                                   3.67%
                                                                                                                     ==============
      Net Interest Margin                                                                                                    4.51%
                                                                                                                     ==============

      Interest income and yield are stated on a fully tax-equivalent basis. The total amount of adjustment is $560 in 2000.

                             INDEPENDENT BANK CORP.
                       SUPPLEMENTAL FINANCIAL INFORMATION
            CONSOLIDATED AVERAGE BALANCE SHEET AND AVERAGE RATE DATA
                           (Unaudited - in thousands)

                                                                                        AVERAGE            INTEREST
                                                                                      OUTSTANDING           EARNED/       AVERAGE
                                                                                        BALANCE              PAID          YIELD
                                                                                         1999                1999          1999
                                                                                   ------------------  --------------- ------------
FOR THE SIX MONTHS ENDED JUNE 30,
   Interest-Earning Assets
      Taxable Investment Securities                                                     $433,178            $14,107        6.51%
      Non-taxable Investment Securities                                                   41,975              1,583        7.54%
      Loans, net of Unearned Discount                                                    969,528             39,715        8.19%
      Federal Funds Sold and Assets Purchased Under Resale Agreements                     19,290                444        4.60%
                                                                                  --------------      -------------  -----------
      Total Interest-Earning Assets                                                   $1,463,971            $55,849        7.63%
                                                                                  --------------      =============  ===========
      Cash and Due From Banks                                                             45,706
      Other Assets                                                                        52,052
                                                                                  --------------
      Total Assets                                                                    $1,561,729
                                                                                  ==============

   Interest-Bearing Liabilities
      Savings and Interest Checking Accounts                                            $275,415             $2,416        1.75%
      Money Market & Super Interest Checking Accounts                                    109,269              1,341        2.45%
      Other Time Deposits                                                                447,512             11,570        5.17%
      Federal Funds Purchased and Assets Sold Under Repurchase Agreements                 81,087              1,925        4.75%
      Federal Home Loan Bank Borrowings                                                  298,464              7,994        5.36%
      Treasury Tax and Loan Notes                                                          2,392                 82        6.86%
                                                                                  --------------      -------------  -----------
      Total Interest-Bearing Liabilities                                              $1,214,139            $25,328        4.17%
                                                                                  ==============      =============  ===========
      Demand Deposits                                                                    212,026
      Corporation-Obligated Mandatorily Redeemable Trust Preferred Securities of
         Subsidiary Trust Holding Solely Junior Subordinated debentures of the
         Corporation                                                                      28,750
      Other Liabilities                                                                   11,322
                                                                                  --------------
      Total Liabilities                                                                1,466,237
                                                                                  --------------
      Stockholders' Equity                                                                95,492
                                                                                  --------------
Total Liabilities and Stockholders' Equity                                            $1,561,729
                                                                                  ==============

      Net Interest Income                                                                                   $30,521
                                                                                                      =============

      Interest Rate Spread                                                                                                 3.47%
                                                                                                                     ===========
      Net Interest Margin                                                                                                  4.17%
                                                                                                                     ===========

      Interest income and yield are stated on a fully tax-equivalent basis. The total amount of adjustment is $549 in 1999.

                             INDEPENDENT BANK CORP.
                       SUPPLEMENTAL FINANCIAL INFORMATION
            CONSOLIDATED AVERAGE BALANCE SHEET AND AVERAGE RATE DATA
                           (Unaudited - in thousands)

                                                                                    AVERAGE         INTEREST
                                                                                  OUTSTANDING        EARNED/         AVERAGE
                                                                                    BALANCE            PAID           YIELD
                                                                                      2000             2000            2000
                                                                                ----------------- ---------------  -------------
FOR THE THREE MONTHS ENDED JUNE 30,
   Interest-Earning Assets
      Taxable Investment Securities                                                 $427,259          $7,640          7.15%
      Non-taxable Investment Securities                                               43,094             813          7.54%
      Loans, net of Unearned Discount                                              1,028,817          21,599          8.40%
      Federal Funds Sold and Assets Purchased Under Resale Agreements                 15,242             234          6.14%
     Trading Assets                                                                      469               7          5.97%
                                                                                ----------------- --------------- ---------------
      Total Interest-Earning Assets                                               $1,514,881         $30,293          8.00%
                                                                                ----------------- ===============  ==============
      Cash and Due From Banks                                                         50,831
      Other Assets                                                                    57,261
                                                                                -----------------
      Total Assets                                                                $1,622,973
                                                                                =================

   Interest-Bearing Liabilities
      Savings and Interest Checking Accounts                                        $291,594          $1,187          1.63%
      Money Market & Super Interest Checking Accounts                                117,392             762          2.60%
      Other Time Deposits                                                            454,828           6,121          5.38%
      Federal Funds Purchased and Assets Sold Under Repurchase Agreements            109,542           1,457          5.32%
      Federal Home Loan Bank Borrowings                                              235,713           3,586          6.09%
      Treasury Tax and Loan Notes                                                      4,545              59          5.19%
                                                                                ----------------- --------------- ---------------
      Total Interest-Bearing Liabilities                                          $1,213,614         $13,172          4.34%
                                                                                ================= ===============  =============
      Demand Deposits                                                                242,199
      Corporation-Obligated Mandatorily Redeemable Trust Preferred Securities
         of Subsidiary Trust Holding Solely Junior Subordinated debentures
         of the Corporation                                                           51,247
      Other Liabilities                                                               12,999
                                                                                -----------------
      Total Liabilities                                                            1,520,059
                                                                                -----------------
      Stockholders' Equity                                                           102,914
                                                                                -----------------
 Total Liabilities and Stockholders' Equity                                       $1,622,973
                                                                                =================

                                                                                                  ---------------
      Net Interest Income                                                                            $17,121
                                                                                                  ===============

      Interest Rate Spread                                                                                            3.66%
                                                                                                                   =============
      Net Interest Margin                                                                                             4.52%
                                                                                                                   =============

      Interest income and yield are stated on a fully tax-equivalent basis. The total amount of adjustment is $281 in 2000.

                             INDEPENDENT BANK CORP.
                       SUPPLEMENTAL FINANCIAL INFORMATION
            CONSOLIDATED AVERAGE BALANCE SHEET AND AVERAGE RATE DATA
                           (Unaudited - in thousands)

                                                                                    AVERAGE          INTEREST
                                                                                  OUTSTANDING         EARNED/        AVERAGE
                                                                                    BALANCE            PAID           YIELD
                                                                                      1999             1999            1999
                                                                                ----------------- ---------------  -------------
FOR THE THREE MONTHS ENDED JUNE 30,
   Interest-Earning Assets
      Taxable Investment Securities                                                  $417,276          $6,752          6.47%
      Non-taxable Investment Securities                                                42,182             794          7.53%
      Loans, net of Unearned Discount                                                 984,292          20,143          8.19%
      Federal Funds Sold and Assets Purchased Under Resale Agreements                  24,094             279          4.63%
                                                                                ----------------- ---------------  -------------
      Total Interest-Earning Assets                                                $1,467,844         $27,968          7.62%
                                                                                ----------------- ===============  =============
      Cash and Due From Banks                                                          46,948
      Other Assets                                                                     54,159
                                                                                =================
      Total Assets                                                                 $1,568,951
                                                                                =================

   Interest-Bearing Liabilities
      Savings and Interest Checking Accounts                                         $277,436          $1,206          1.74%
      Money Market & Super Interest Checking Accounts                                 111,843             697          2.49%
      Other Time Deposits                                                             463,932           5,952          5.13%
      Federal Funds Purchased and Assets Sold Under Repurchase Agreements              81,290             968          4.76%
      Federal Home Loan Bank Borrowings                                               275,602           3,717          5.39%
      Treasury Tax and Loan Notes                                                       2,745              43          6.27%
                                                                                ----------------- ---------------  -------------
      Total Interest-Bearing Liabilities                                           $1,212,848         $12,583          4.15%
                                                                                ================= ===============  =============
      Demand Deposits                                                                 219,119
      Corporation-Obligated Mandatorily Redeemable Trust Preferred Securities
         of Subsidiary Trust Holding Solely Junior Subordinated debentures
         of the Corporation                                                            28,750
      Other Liabilities                                                                12,629
                                                                                -----------------
      Total Liabilities                                                             1,473,346
                                                                                -----------------
      Stockholders' Equity                                                             95,605
                                                                                -----------------
 Total Liabilities and Stockholders' Equity                                        $1,568,951
                                                                                =================

      Net Interest Income                                                                             $15,385
                                                                                                  ===============

      Interest Rate Spread                                                                                             3.47%
                                                                                                                   =============
      Net Interest Margin                                                                                              4.19%
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


                                                   INDEPENDENT BANK CORP.
                                                        (registrant)



Date:   August 14, 2000                          /s/ Douglas H. Philipsen
                                                 ------------------------
                                                    Douglas H. Philipsen
                                           President, Chairman of the Board and
                                                  Chief Executive Officer


Date:   August 14, 2000                           /s/ Denis K. Sheahan
                                                  --------------------
                                                    Denis K. Sheahan
                                                 Chief Financial Officer
                                                       and Treasurer
                                                (Principal Financial and
                                               Principal Accounting Officer)