Form 10-Q/A
period 2000-03-31
INDEPENDENT BANK CORP
filed 2000-09-22
CIK 776901

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

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

Note: This Form 10-Q/A for the quarterly period ended March 31, 2000 is being filed solely to amend and restate the note to the unaudited financial statements regarding "Corporation -Obligated Mandatorily Redeemable Trust Preferred Securities" in Item 1, Financial Statements (unaudited), from the Form 10-Q for the quarterly period ended March 31, 2000 filed with the Securities Exchange Commission on May 12, 2000.

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

Item 4.       Submission of Matters to a Vote of Security Holders

Item 5.       Other Information

Item 6.       Exhibits and Reports on Form 8-K

PART 1  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                             INDEPENDENT BANK CORP.
                           CONSOLIDATED BALANCE SHEETS
                           (UNAUDITED - IN THOUSANDS)


                                                                                    MARCH 31,         DECEMBER 31,
                                                                                      2000                 1999
                                                                                ---------------------------------
ASSETS
  Cash and Due From Banks                                                            $49,168             $48,949
  Federal Funds Sold                                                                  15,002               8,719
  Trading Assets                                                                         469                 486
  Securities Held To Maturity                                                        222,885             229,043
  Securities Available For Sale                                                      229,233             201,614
  Federal Home Loan Bank Stock                                                        17,036              17,036
  Loans, Net of Unearned Discount                                                  1,024,229           1,028,510
   Less: Reserve for Possible Loan Losses                                           (15,263)            (14,958)
-----------------------------------------------------------------------------------------------------------------
      Net Loans                                                                    1,008,966           1,013,552
-----------------------------------------------------------------------------------------------------------------
  Bank Premises and Equipment                                                         14,155              14,268
  Other Assets                                                                        62,561              56,389
-----------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                      $1,619,475          $1,590,056
=================================================================================================================
LIABILITIES

  Deposits

    Demand Deposits                                                                 $233,937            $226,044
    Savings and Interest Checking Accounts                                           297,245             262,516
    Money Market and Super Interest Checking Accounts                                110,800             107,624
    Time Certificates of Deposit over $100,000                                       102,556             113,632
    Other Time Deposits                                                              325,877             351,790
-----------------------------------------------------------------------------------------------------------------
      Total Deposits                                                               1,070,415           1,081,806
-----------------------------------------------------------------------------------------------------------------
  Federal Funds Purchased and Assets Sold Under Repurchase Agreements                114,132              93,366
  Federal Home Loan Bank Borrowings                                                  266,836             256,224
  Treasury Tax and Loan Notes                                                            667               9,877
  Other Liabilities                                                                   14,863              21,904
-----------------------------------------------------------------------------------------------------------------
      Total Liabilities                                                            1,466,913           1,463,177
-----------------------------------------------------------------------------------------------------------------
Corporation-obligated mandatorily redeemable trust preferred securities of
subsidiary trusts holding solely junior subordinated debentures of the                51,325              28,750
Corporation

STOCKHOLDERS' EQUITY

  Common Stock, $.01 par value Authorized: 30,000,000 Shares
    Outstanding: 14,863,821 Shares at March 31, 2000
      and 14,863,821 at  December 31, 1999                                               149                 149
   Treasury Stock: 633,750 Shares at March 31, 2000
      and 684,463 Shares at December 31, 1999                                        (9,886)            (10,678)
  Surplus                                                                             44,387              44,950
  Retained Earnings                                                                   70,354              67,547
 Accumulated other Comprehensive Income                                              (3,767)             (3,839)
-----------------------------------------------------------------------------------------------------------------
      Total Stockholders' Equity                                                     101,237              98,129
-----------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES, MINORITY INTEREST  & STOCKHOLDERS' EQUITY                      $1,619,475          $1,590,056
=================================================================================================================

                             INDEPENDENT BANK CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
                           (UNAUDITED - IN THOUSANDS)


                                                                           THREE MONTHS ENDED
                                                                       MARCH 31,           MARCH 31,
                                                                        2000                  1999
----------------------------------------------------------------------------------------------------
INTEREST INCOME
   Interest on Loans                                                   $21,266              $19,556
   Interest and Dividends on Securities                                  7,936                7,886
   Interest on Federal Funds Sold
     And Repurchase Agreements                                              85                  165
   Interest on Interest Bearing Deposits                                     1                    -
----------------------------------------------------------------------------------------------------
      Total Interest Income                                             29,288               27,607
----------------------------------------------------------------------------------------------------
INTEREST EXPENSE
   Interest on Deposits                                                  7,610                7,472
   Interest on Borrowed Funds                                            5,140                5,273
----------------------------------------------------------------------------------------------------
      Total Interest Expense                                            12,750               12,745
----------------------------------------------------------------------------------------------------
   Net Interest Income                                                  16,538               14,862
----------------------------------------------------------------------------------------------------
PROVISION FOR POSSIBLE LOAN LOSSES                                         717                  981
----------------------------------------------------------------------------------------------------
   Net Interest Income After Provision

      For Possible Loan Losses                                          15,821               13,881
----------------------------------------------------------------------------------------------------
NON-INTEREST INCOME

   Service Charges on Deposit Accounts                                   1,385                1,271
   Trust and Investment Services Income                                  1,133                  917
   Mortgage Banking Income                                                 313                  501
   Other Non-Interest Income                                               802                  736
----------------------------------------------------------------------------------------------------
      Total Non-Interest Income                                          3,633                3,425
----------------------------------------------------------------------------------------------------
NON-INTEREST EXPENSES

   Salaries and Employee Benefits                                        6,321                5,662
   Occupancy Expenses                                                    1,003                  961
   Equipment Expenses                                                      907                  767
   Other Non-Interest Expenses                                           3,996                3,719
----------------------------------------------------------------------------------------------------
      Total Non-Interest Expenses                                       12,227               11,109
----------------------------------------------------------------------------------------------------
   Minority Interest                                                     1,149                  667
INCOME BEFORE INCOME TAXES                                               6,078                5,530
PROVISION FOR INCOME TAXES                                               1,847                1,684
----------------------------------------------------------------------------------------------------
NET INCOME                                                              $4,231               $3,846
====================================================================================================
BASIC EARNINGS PER SHARE                                                 $0.30                $0.27
====================================================================================================
DILUTED EARNINGS PER SHARE                                               $0.30                $0.27
====================================================================================================
Weighted average common shares (Basic)                              14,215,268           14,312,093
Common stock equivalents                                                76,053              169,506
----------------------------------------------------------------------------------------------------
Weighted average common shares (Diluted)                            14,291,321           14,481,599
====================================================================================================

                             INDEPENDENT BANK CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED - IN THOUSANDS)


                                                                                          THREE MONTHS ENDED MARCH 31,
                                                                                           2000                  1999
                                                                                   -------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                                                     $4,231                 $3,846
  ADJUSTMENTS TO RECONCILE NET INCOME TO
    NET CASH PROVIDED FROM OPERATING ACTIVITIES:
    Depreciation and amortization                                                                 1,078                  1,270
    Provision for loan losses                                                                       717                    981
    Loans originated for resale                                                                 (5,767)               (16,793)
    Proceeds from mortgage loan sales                                                             5,722                 16,730
    Loss on sale of mortgages                                                                        45                     63
    Gain on mortgage servicing rights                                                              (62)                   (97)
    Changes in assets and liabilities:
       Decrease / (Increase) in other assets                                                    (7,393)                (1,100)
       (Decrease) / Increase in other liabilities                                               (6,497)                  4,063
-------------------------------------------------------------------------------------------------------------------------------
TOTAL ADJUSTMENTS                                                                              (12,157)                  5,117
-------------------------------------------------------------------------------------------------------------------------------
    NET CASH (USED IN)PROVIDED FROM OPERATING ACTIVITIES                                        (7,926)                  8,963
-------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:

    Proceeds from maturities of Investment Securities                                            18,396                 36,108
    Purchase of Investment Securities                                                          (40,497)               (22,874)
    Net (Increase) / Decrease in Loans                                                            3,869               (33,005)
    Investment in Bank Premises and Equipment                                                     (791)                (1,055)
-------------------------------------------------------------------------------------------------------------------------------
    NET CASH USED IN INVESTING ACTIVITIES                                                      (19,023)               (20,826)
-------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:

    Net decrease in Deposits                                                                   (11,391)                (9,884)
    Net increase / (decrease) in Federal Funds Purchased
      and Assets Sold Under Repurchase Agreements                                                20,766                (1,564)
    Net increase / (decrease)  in FHLB Borrowings                                                10,612                (2,500)
    Net increase / (decrease) in TT&L Notes                                                     (9,210)                  1,084
    Issuance of corporation-obligated mandatorily redeemable trust preferred securities of subsidiary trusts holding solely junior subordinated
     debentures of the Corporation                                                               23,858                      -
    Dividends Paid                                                                              (1,413)                (1,315)
    Purchase of Treasury Shares                                                                       -                (4,787)
    Proceeds from stock issuance                                                                    229                     98
-------------------------------------------------------------------------------------------------------------------------------
    NET CASH PROVIDED FROM (USED IN) FINANCING ACTIVITIES                                        33,451               (18,868)
-------------------------------------------------------------------------------------------------------------------------------
  NET DECREASE IN CASH AND CASH EQUIVALENTS                                                       6,502               (30,731)
  CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE YEAR                                         57,668                 86,198
===============================================================================================================================
    CASH AND CASH EQUIVALENTS AS OF MARCH 31,                                                   $64,170                $55,467
===============================================================================================================================

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

CORPORATION-OBLIGATED MANDATORILY REDEEMABLE TRUST PREFFERED SECURITIES

         In the second quarter of 1997, Independent Capital Trust I (the "Trust I") was formed for the purpose of issuing trust preferred securities (the "Trust Preferred Securities") and investing the proceeds of the sale of these securities in junior subordinated debentures issued by the Company. A total of $28.75 million of 9.28% Trust Preferred Securities were issued and are scheduled to mature in 2027, callable at the option of the Company after May 19, 2002. Distributions on these securities are payable quarterly in arrears on the last day of March, June, September and December, such distributions can be deferred at the option of the Company for up to five years. The Trust Preferred Securities can be prepaid in whole or in part on or after May 19, 2002 at a redemption price equal to $25 per Trust Preferred Security plus accumulated but unpaid distributions thereon to the date of the redemption.

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

         The Company will unconditionally guarantee all of the Trusts' obligations under the Trust Preferred Securities

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

EARNINGS PER SHARE


                                            NET INCOME                 WEIGHTED AVERAGE                NET INCOME PER SHARE
                                                                            SHARES
                                      March 31,     March 31,       March 31,    March 31,       March 31,          March 31,
                                           2000          1999            2000         1999            2000               1999
                                 ---------------------------------------------------------------------------------------------
Basic EPS                                $4,231        $3,846          14,215       14,312           $0.30              $0.27
Effect of dilutive securities                 -             -              76          170               -                  -
                                 ---------------------------------------------------------------------------------------------
Diluted EPS                              $4,231        $3,846          14,291       14,482           $0.30              $0.27
                                 ---------------------------------------------------------------------------------------------




COMPREHENSIVE INCOME

         .  Comprehensive income is reported net of taxes, as follows:


                                                                                             March 31,
                                                                                          2000       1999

Net Income                                                                                $4,231    $3,846
Change in unrealized gain/(loss) on securities available for sale                             72     (168)
Less: reclassification adjustment for losses included in net income                            -         -
                                                                                      ---------------------
Comprehensive Income                                                                      $4,303    $3,678
                                                                                      ---------------------

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

         Information about reportable segments and reconciliation of such information to the consolidated financial statements as of and for the quarters ended March 31, follows (in thousands):

              RECONCILIATION TO CONSOLIDATED FINANCIAL INFORMATION


                                            Community                    Other Adjustments
                                             Banking         Other       and Eliminations     Consolidated
March 31, 2000
       Total Assets                         1,617,535      211,075             (209,135)       1,619,475
      Net Interest Income                      16,139          399                     -          16,538
      Total Non-Interest Income                 3,633        5,062               (5,062)           3,633
      Net Income                               $5,026       $4,267              ($5,062)          $4,231

March 31, 1999
       Total Assets                         1,560,106      154,262             (150,512)       1,563,856
      Net Interest Income                      14,684          178                     -          14,862
      Total Non-Interest Income                 3,424        4,411               (4,410)           3,425
      Net Income                               $4,389       $3,867              ($4,410)          $3,846


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

                                                INDEPENDENT BANK CORP.
                                                     (registrant)

Date:   September 22, 2000                     /s/  Douglas H. Philipsen
                                               -------------------------
                                                    Douglas H. Philipsen
                                               Chairman of the Board, President
                                                    and Chief Executive Officer



Date:   September 22, 2000                    /s/  Denis K. Sheahan
                                              ---------------------
                                                   Denis K. Sheahan
                                              Chief Financial Officer
                                                   and Treasurer
                                              (Principal Financial and
                                              Principal Accounting Officer)