Form 10-Q/A
period 2000-06-30
INDEPENDENT BANK CORP
filed 2000-09-22
CIK 776901

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

Note: This Form 10-Q/A for the quarterly period ended June 30, 2000 is being filed solely to amend and restate the note to the unaudited financial statements regarding "Corporation -Obligated Mandatorily Redeemable Trust Preferred Securities" in Item 1, Financial Statements (unaudited), from the Form 10-Q for the quarterly period ended June 30, 2000 filed with the Securities Exchange Commission on August 14, 2000.

                                      INDEX

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

                Consolidated Balance Sheets - June 30, 2000 and
                     December 31, 1999

                Consolidated Statements of Income - Six months and
                     quarters ended June 30, 2000 and 1999

                Consolidated Statements of Cash Flows - Six months ended
                     June 30, 2000 and 1999

                Notes to Consolidated Financial Statements - June 30, 2000

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

Item 4.       Submission of Matters to a Vote of Security Holders

Item 5.       Other Information

Item 6.       Exhibits and Reports on Form 8-K

PART 1  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                             INDEPENDENT BANK CORP.
                           CONSOLIDATED BALANCE SHEETS
                           (UNAUDITED - IN THOUSANDS)


                                                                                                JUNE 30,            DECEMBER 31,
                                                                                                  2000                  1999
                                                                                              ---------------------------------
ASSETS
  Cash and Due From Banks                                                                        $50,132               $48,949
  Federal Funds Sold                                                                               3,798                 8,719
  Trading Assets                                                                                     469                   486
  Securities Held To Maturity                                                                    211,587               229,043
  Securities Available For Sale                                                                  273,443               201,614
  Federal Home Loan Bank Stock                                                                    17,036                17,036
  Loans, Net of Unearned Discount                                                              1,036,630             1,028,510
   Less: Reserve for Possible Loan Losses                                                       (15,416)              (14,958)
-------------------------------------------------------------------------------------------------------------------------------
      Net Loans                                                                                1,021,214             1,013,552
-------------------------------------------------------------------------------------------------------------------------------
  Bank Premises and Equipment                                                                     14,610                14,268
  Other Assets                                                                                    60,041                56,389
-------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                                  $1,652,330            $1,590,056
===============================================================================================================================
LIABILITIES

  Deposits

    Demand Deposits                                                                             $253,662              $226,044
    Savings and Interest Checking Accounts                                                       297,676               282,516
    Money Market and Super Interest Checking Accounts                                            109,156               107,624
    Time Certificates of Deposit over $100,000                                                   147,816               113,832
    Other Time Deposits                                                                          331,045               351,790
-------------------------------------------------------------------------------------------------------------------------------
      Total Deposits                                                                           1,139,355             1,081,806
-------------------------------------------------------------------------------------------------------------------------------
  Federal Funds Purchased and Assets Sold Under Repurchase Agreements                            137,125                93,366
  Federal Home Loan Bank Borrowings                                                              203,063               256,224
  Treasury Tax and Loan Notes                                                                      3,037                 9,877
  Other Liabilities                                                                               15,768                21,904
-------------------------------------------------------------------------------------------------------------------------------
      Total Liabilities                                                                        1,498,348             1,463,177
-------------------------------------------------------------------------------------------------------------------------------
Commitments and Contingencies

Corporation-obligated mandatorily redeemable trust preferred securities of
  subsidiary trust holding solely junior subordinated debentures of the Corporation               51,255                28,750
STOCKHOLDERS' EQUITY
  Common Stock, $.01 par value Authorized: 30,000,000 Shares
    Outstanding: 14,863,821 Shares at June 30, 2000 and at December 31, 1999                         149                   149
    Treasury Stock: 615,819 Shares at June 30, 2000 and 684,463 Shares at December 31, 1999      (9,601)              (10,678)
  Surplus                                                                                         44,151                44,950
  Retained Earnings                                                                               71,170                67,547
 Other Accumulated Comprehensive Income, Net of Tax                                              (3,142)               (3,839)
-------------------------------------------------------------------------------------------------------------------------------
      Total Stockholders' Equity                                                                 102,727                98,129
-------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES, MINORITY INTEREST  & STOCKHOLDERS' EQUITY                                  $1,652,330            $1,590,056
===============================================================================================================================

                             INDEPENDENT BANK CORP.
                        CONSOLIDATED STATEMENT OF INCOME
               (UNAUDITED - IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                                   SIX MONTHS ENDED                    THREE MONTHS ENDED
                                                             JUNE 30,                 JUNE 30,        JUNE 30,          JUNE 30,
                                                               2000                    1999             2000             1999
----------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
   Interest on Loans                                          $42,856                  $39,684        $21,590          $20,128
   Interest and Dividends on Securities                        16,118                   15,173          8,181            7,287
   Interest on Federal Funds Sold                                 319                      444            234              279
   Interest on Interest Bearing Deposits                            7                        0              7                0
----------------------------------------------------------------------------------------------------------------------------------
      Total Interest Income                                    59,300                   55,301         30,012           27,694
----------------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE

   Interest on Deposits                                        15,680                   15,327          8,070            7,855
   Interest on Borrowed Funds                                  10,242                   10,001          5,102            4,728
----------------------------------------------------------------------------------------------------------------------------------
      Total Interest Expense                                   25,922                   25,328         13,172           12,583
----------------------------------------------------------------------------------------------------------------------------------
   Net Interest Income                                         33,378                   29,973         16,840           15,111
----------------------------------------------------------------------------------------------------------------------------------
PROVISION FOR POSSIBLE LOAN LOSSES                              1,168                    1,963            451              982
----------------------------------------------------------------------------------------------------------------------------------
   Net Interest Income After Provision

      For Possible Loan Losses                                 32,210                   28,010         16,389           14,129
----------------------------------------------------------------------------------------------------------------------------------
NON-INTEREST INCOME

   Service Charges on Deposit Accounts                          2,876                    2,584          1,491            1,313
   Trust and Investment Services Income                         2,370                    2,141          1,237            1,224
   Mortgage Banking Income                                        660                      987            347              486
   Other Non-Interest Income                                    1,737                    1,594            935              858
----------------------------------------------------------------------------------------------------------------------------------
      Total Non-Interest Income                                 7,643                    7,306          4,010            3,881
----------------------------------------------------------------------------------------------------------------------------------
NON-INTEREST EXPENSES

   Salaries and Employee Benefits                              12,970                   11,722          6,649            6,060
   Occupancy Expenses                                           2,013                    1,895          1,010              934
   Equipment Expenses                                           1,784                    1,630            877              863
   Special Charges                                              2,998                        0          2,998                0
   Other Non-Interest Expenses                                  8,253                    7,299          4,255            3,580
----------------------------------------------------------------------------------------------------------------------------------
      Total Non-Interest Expenses                              28,018                   22,546         15,789           11,437
----------------------------------------------------------------------------------------------------------------------------------
   Minority Interest Expense                                    2,539                    1,334          1,391              667
----------------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                      9,296                   11,436          3,219            5,906
PROVISION FOR INCOME TAXES                                      2,825                    3,482            979            1,798
----------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                     $6,471                   $7,954         $2,240           $4,108
==================================================================================================================================
BASIC EARNINGS PER SHARE                                        $0.45                    $0.56          $0.16            $0.29
==================================================================================================================================
DILUTED EARNINGS PER SHARE                                      $0.45                    $0.55          $0.16            $0.29
==================================================================================================================================
Weighted average common shares (Basic)                     14,226,735               14,249,356     14,239,037       14,164,975
Common stock equivalents                                       69,048                  162,838         62,144          155,506
----------------------------------------------------------------------------------------------------------------------------------
Weighted average common shares (Diluted)                   14,295,783               14,412,194     14,301,181       14,320,481
==================================================================================================================================


INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS                                                    SIX MONTHS ENDED JUNE 30,
 (Unaudited - in thousands)                                                              2000                 1999
------------------------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                                                $6,471              $7,954
   ADJUSTMENTS TO RECONCILE NET INCOME TO
   NET CASH PROVIDED FROM OPERATING ACTIVITIES
     Depreciation and amortization                                                            2,081               2,603
     Provision for possible loan losses                                                       1,168               1,963
     Loans originated for resale                                                           (11,254)            (31,895)
     Proceeds from mortgage loan sales                                                       11,181              31,786
     Loss on sale of mortgages                                                                   73                 109
     Gain recorded from mortgage servicing rights                                             (120)               (195)
     Changes in assets and liabilities::
        Increase in other assets                                                            (3,532)             (3,807)
        (Decrease)/ Increase in other liabilities                                           (6,016)               3,511
------------------------------------------------------------------------------------------------------------------------
 TOTAL ADJUSTMENTS                                                                          (6,419)               4,075
------------------------------------------------------------------------------------------------------------------------
 NET CASH PROVIDED FROM OPERATING ACTIVITIES                                                     52              12,029
------------------------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from maturities of Securities Held to Maturity                                 19,438              46,924
     Proceeds from maturities of Securities Available for Sale                               23,132              38,082
     Purchase of Securities Held to Maturity                                                (2,142)             (7,682)
     Purchase of Securities Available for Sale                                             (94,489)            (20,416)
     Net increase in Loans                                                                  (8,830)            (55,751)
     Investment in Bank Premises and Equipment                                              (2,147)             (1,761)
------------------------------------------------------------------------------------------------------------------------
 NET CASH USED IN INVESTING ACTIVITIES                                                     (65,038)               (604)
------------------------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase in Deposits                                                                57,549              35,213
     Net  increase/(decrease) in Federal Funds Purchased
       and Assets Sold Under Repurchase Agreements                                           43,759             (4,049)
     Net decrease in FHLB Borrowings                                                       (53,161)            (67,500)
     Net (decrease)/ increase in TT&L Notes                                                 (6,840)               7,760
     Issuance of corporation-obligated mandatorily redeemable trust preferred securities of subsidiary trusts holding solely junior subordinated
       debentures of the Corporation                                                         22,505
     Dividends Paid                                                                         (2,842)             (2,863)
     Payments for Treasury Stock Purchase                                                         -             (4,836)
     Proceeds from stock issuance                                                               278                 171
------------------------------------------------------------------------------------------------------------------------
     NET CASH PROVIDED FROM /(USED IN ) FINANCING ACTIVITIES                                 61,248            (36,104)
------------------------------------------------------------------------------------------------------------------------
     NET DECREASE IN CASH AND CASH EQUIVALENTS                                              (3,738)            (24,679)
     CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE YEAR                                  57,668              86,198
------------------------------------------------------------------------------------------------------------------------
     CASH AND CASH EQUIVALENTS AS OF JUNE 30,                                                53,930             $61,519
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
----------------------------------------------------------------------------------------------------------


COMPREHENSIVE INCOME

Comprehensive income is reported net of taxes, as follows:


                                                                                        For the Six        For the Three
                                                                                       Months Ended        Months Ended
                                                                                         June 30,            June 30,
                                                                                      2000      1999      2000      1999

Net Income                                                                             $6,471    $7,954    $2,240    $4,108
Other Comprehensive Income, Net of Tax
 Unrealized gains/(losses) on securities available for sale

  Unrealized holding gains/(losses) arising during the period                             697   (2,688)       625   (2,520)
  Less: reclassification adjustment for gains/(losses) included in net earnings             -         -         -         -
                                                                                    ----------------------------------------
 Other Comprehensive Income                                                               697   (2,688)       625   (2,520)
                                                                                    ----------------------------------------
Comprehensive Income                                                                   $7,168    $5,266    $2,865    $1,588
                                                                                    ----------------------------------------


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

              RECONCILIATION TO CONSOLIDATED FINANCIAL INFORMATION


                                                    Community                    Other Adjustments
   For the Six months Ended                          Banking         Other       and Eliminations     Consolidated
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


For the three Months Ended                          Community                      Other Adjustments
June 30, 2000                                        Banking         Other          And Eliminations    Consolidated
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


                              INDEPENDENT BANK CORP.
                                  (registrant)


Date:   September 22, 2000            /s/ Douglas H. Philipsen
                                      Douglas H. Philipsen
                                      President, Chairman of the Board and
                                      Chief Executive Officer



Date:   September 22, 2000            /s/ Denis K. Sheahan
                                      --------------------
                                      Denis K. Sheahan
                                      Chief Financial Officer
                                      and Treasurer
                                      (Principal Financial and
                                      Principal Accounting Officer)