Form 10-Q
period 2000-09-30
INDEPENDENT BANK CORP
filed 2000-11-14
CIK 776901

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000
                         Commission File Number: 1-9047

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

                        Yes   /X/             No   / /

         As of October 1, 2000 there were 14,251,519 shares of the registrant's common stock outstanding, par value $.01 per share.

                                      INDEX


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

                      Consolidated Balance Sheets - September 30, 2000 and
                           December 31, 1999

                      Consolidated Statements of Income - Nine months and quarters ended
                           September 30, 2000 and 1999

                      Consolidated Statements of Cash Flows - Nine months ended
                           September 30, 2000 and 1999

                      Notes to Consolidated Financial Statements - September 30, 2000

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

                      Signatures



PART 1  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             INDEPENDENT BANK CORP.
                           CONSOLIDATED BALANCE SHEETS
                           (UNAUDITED - IN THOUSANDS)


                                                                                   -----------------------------------
                                                                                      SEPTEMBER 30,       DECEMBER 31,
                                                                                   --------------------- -------------
                                                                                          2000               1999
                                                                                   ---------------      --------------
ASSETS
  Cash and Due From Banks                                                              $    83,235       $    48,949
  Federal Funds Sold                                                                            13             8,719
  Trading Assets                                                                               474               486
  Investments Available For Sale                                                           304,713           218,650
  Investments Held to Maturity                                                             203,286           229,043
  Loans, Net of Unearned Discount                                                        1,170,873         1,028,510
  Less: Reserve for Possible Loan Losses                                                   (15,436)          (14,958)
                                                                                       -----------       -----------
      Net Loans                                                                         1 ,155,437         1,013,552
                                                                                       -----------       -----------
  Bank Premises and Equipment                                                               28,171            14,268
  Intangible Assets                                                                         38,388             2,064
  Other Assets                                                                              56,996            54,325
                                                                                       -----------       -----------
TOTAL ASSETS                                                                           $ 1,870,713       $ 1,590,056
                                                                                       -----------       -----------
                                                                                       -----------       -----------
LIABILITIES
  Deposits
    Demand Deposits                                                                    $   330,622       $   226,044
    Savings and Interest Checking Accounts                                                 357,014           282,516
    Money Market and Super Interest Checking Accounts                                      201,371           107,624
    Time Certificates of Deposit                                                           596,345           465,622
                                                                                       -----------       -----------
      Total Deposits                                                                     1,485,352         1,081,806
                                                                                       -----------       -----------
  Federal Funds Purchased and Assets Sold Under Repurchase Agreements                       86,286            93,366
  Federal Home Loan Bank Borrowings                                                        116,224           256,224
  Treasury Tax and Loan Notes                                                                6,736             9,877
                                                                                       -----------       -----------
      Total Borrowings                                                                     209,246           359,467
                                                                                       -----------       -----------
      Total Deposits and Borrowings                                                      1,694,598         1,441,273
  Other Liabilities                                                                         17,605            21,904
                                                                                       -----------       -----------
      Total Liabilities                                                                  1,712,203         1,463,177
                                                                                       -----------       -----------
Commitments and Contingencies
Corporation-obligated mandatorily redeemable trust preferred securities of
   subsidiary trust holding solely junior subordinated debentures of the                    51,283            28,750
   Corporation
STOCKHOLDERS' EQUITY
  Common Stock, $.01 par value, Authorized: 30,000,000 Shares
     Outstanding: 14,863,821 Shares at September 30, 2000 and at December 31, 1999             149               149

  Treasury Stock 612,302 Shares at September 30, 2000 and 684,463 Shares
     at December 31, 1999                                                                   (9,547)          (10,678)

  Surplus                                                                                   44,115            44,950

  Retained Earnings                                                                         73,632            67,547

  Other Accumulated Comprehensive Income, Net of Tax                                        (1,122)           (3,839)
                                                                                       -----------       -----------
      Total Stockholders' Equity                                                           107,227            98,129
                                                                                       -----------       -----------
TOTAL LIABILITIES, MINORITY INTEREST AND STOCKHOLDER"S EQUITY                          $ 1,870,713       $ 1,590,056
                                                                                       -----------       -----------
                                                                                       -----------       -----------

                             INDEPENDENT BANK CORP.
                        CONSOLIDATED STATEMENT OF INCOME
         (UNAUDITED - IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                 NINE MONTHS ENDED                       THREE MONTHS ENDED
                                                         SEPTEMBER 30,         SEPTEMBER 30,       SEPTEMBER 30,       SEPTEMBER 30,
                                                             2000                 1999                 2000                1999
-----------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
   Interest on Federal Funds Sold
     & Short Term Investments                                    $457                 $529                $138                 $85
   Interest and Dividends on Securities                        24,966               22,577               8,841               7,404
   Interest on Loans                                           66,820               60,280              23,964              20,596
-----------------------------------------------------------------------------------------------------------------------------------
      Total Interest Income                                    92,243               83,386              32,943              28,085
-----------------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
   Interest on Deposits                                        26,128               23,011              10,448               7,684
   Interest on Borrowed Funds                                  14,077               14,609               3,835               4,608
-----------------------------------------------------------------------------------------------------------------------------------
      Total Interest Expense                                   40,205               37,620              14,283              12,292
-----------------------------------------------------------------------------------------------------------------------------------
   Net Interest Income                                         52,038               45,766              18,660              15,793
-----------------------------------------------------------------------------------------------------------------------------------
PROVISION FOR POSSIBLE LOAN LOSSES                              1,618                2,945                 450                 982
-----------------------------------------------------------------------------------------------------------------------------------
   Net Interest Income After Provision
      For Possible Loan Losses                                 50,420               42,821              18,210              14,811
-----------------------------------------------------------------------------------------------------------------------------------
NON-INTEREST INCOME
   Service Charges on Deposit Accounts                          4,716                3,931               1,840               1,347
   Asset Management and Trust Services Income                   3,443                3,120               1,073                 979
   Mortgage Banking Income                                      1,064                1,389                 404                 402
   BOLI Income                                                  1,272                1,199                 435                 408
   Other Non-Interest Income                                    1,569                1,268                 669                 465
-----------------------------------------------------------------------------------------------------------------------------------
      Total Non-Interest Income                                12,064               10,907               4,421               3,601
-----------------------------------------------------------------------------------------------------------------------------------
NON-INTEREST EXPENSES
   Salaries and Employee Benefits                              20,312               17,701               7,342               5,979
   Occupancy and Equipment Expenses                             5,970                5,277               2,173               1,752
   Data Processing                                              3,748                3,216               1,058               1,068
   Special Charges                                              3,543                                      545
   Other Non-Interest Expenses                                 10,213                7,724               4,650               2,573
-----------------------------------------------------------------------------------------------------------------------------------
      Total Non-Interest Expenses                              43,786               33,918              15,768              11,372
-----------------------------------------------------------------------------------------------------------------------------------
MINORITY INTEREST EXPENSE                                       3,929                2,001               1,390                 667
-----------------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                     14,769               17,809               5,473               6,373
PROVISION FOR INCOME TAXES                                      4,412                5,423               1,587               1,941
-----------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                    $10,357              $12,386              $3,886              $4,432
===================================================================================================================================
BASIC EARNINGS PER SHARE                                        $0.73                $0.87               $0.27               $0.31
===================================================================================================================================
DILUTED EARNINGS PER SHARE                                      $0.72                $0.86               $0.27               $0.31
===================================================================================================================================
Weighted average common shares (Basic)                     14,233,467           14,224,982          14,248,881          14,167,691
Common stock equivalents                                       71,533              158,545              77,123             149,887
-----------------------------------------------------------------------------------------------------------------------------------
Weighted average common shares (Diluted)                   14,305,000           14,383,527          14,326,004          14,317,578
===================================================================================================================================

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited - in thousands)

                                                                                       NINE MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                                    2000             1999
------------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                                      $10,357          $12,386
   ADJUSTMENTS TO RECONCILE NET INCOME TO
   NET CASH PROVIDED FROM OPERATING ACTIVITIES
     Depreciation and amortization                                                   4,168            3,667
     Provision for possible loan losses                                              1,618            2,945
     Loans originated for resale                                                   (21,896)         (42,369)
     Proceeds from mortgage loan sales                                              21,766           42,196
     Loss on sale of mortgages                                                         130              173
     Gain recorded from mortgage servicing rights                                     (231)            (195)
     Changes in assets and liabilities net of effects from branch acquisition
        Increase in other assets                                                    (1,285)          (6,415)
        (Decrease)/increase in other liabilities                                    (7,041)           6,492
------------------------------------------------------------------------------------------------------------
 TOTAL ADJUSTMENTS                                                                  (2,771)           6,494
------------------------------------------------------------------------------------------------------------
 CASH FLOWS PROVIDED FROM OPERATING ACTIVITIES                                       7,586           18,880
------------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from maturities of Securities Held to Maturity                        27,944           68,846
     Proceeds from maturities of Securities Available for Sale                      32,056           36,452
     Purchase of Held to Maturity Securities                                        (2,498)         (18,024)
     Purchase of Available for Sale Securities                                    (114,183)         (48,639)
     Purchase of FHLB Stock                                                              -           (1,001)
     Net Cash proceeds from branch acquisition                                     153,155                -
     Net increase in Loans                                                          (9,172)         (80,298)
     Investment in Bank Premises and Equipment                                      (5,167)          (2,031)
------------------------------------------------------------------------------------------------------------
 NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                82,135          (44,695)
------------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase in Deposits                                                       67,513           23,339
     Net (decrease)/increase in Federal Funds Purchased
         and Assets Sold Under Repurchase Agreements                                (7,080)           5,112
     Net decrease in FHLB Borrowings                                              (140,000)         (48,500)
     Net (decrease)/increase in TT&L Notes                                          (3,141)           5,566
     Net proceeds from issuance of corporation-obligated                            22,533                -
        mandatorily redeemable trust preferred securities of
        subsidiary trusts holding solely junior subordinated debentures of the Corporation
     Dividends Paid                                                                 (4,272)          (4,279)
     Proceeds from stock issuance                                                      306              109
     Payments for treasury stock purchase                                                -           (4,758)
------------------------------------------------------------------------------------------------------------
     CASH USED IN FINANCING ACTIVITIES                                             (64,141)         (23,411)
------------------------------------------------------------------------------------------------------------
     NET INCREASE /( DECREASE) IN CASH AND CASH EQUIVALENTS                         25,580          (49,226)
     CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE YEAR                         57,668           86,198
------------------------------------------------------------------------------------------------------------
     CASH AND CASH EQUIVALENTS AS OF SEPTEMBER 30,                                 $83,248          $36,972
------------------------------------------------------------------------------------------------------------

    Supplemental Cash Flow Information

   CASH PAID DURING THE YEAR FOR:
              Interest on deposits and borrowings                        $43,341
              Minority Interest                                            3,929
              Income Taxes                                                 3,698

   SUMMARY OF BRANCH ACQUISITION:
              Fair Value of net liabilities assumed                         (190)
              Net cash received                                              153
                                                                           -----
              Excess of assumed liabilities over net cash received            37

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

         Independent Bank Corp. (the "Company") is a state chartered, federally registered bank holding company headquartered in Rockland, Massachusetts. The Company is the sole stockholder of Rockland Trust Company ("Rockland" or "the Bank"), a Massachusetts trust company chartered in 1907. The Company's other subsidiaries are Independent Capital Trust I and Independent Capital Trust II. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000 or any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.


ACQUISITION

          On August 4, 2000, the Company and the Bank, acquired 16 Massachusetts branches from Fleet Financial Group (including 4 branches and associated loans and deposits from Sovereign Bank), which added $336 million in deposits, and $134.3 million of commercial, commercial real estate and consumer loans. The total purchase price of the acquisition was approximately $40 million and was paid in cash. The acquisition resulted from the divestiture of Fleet branches after its merger with BankBoston. This acquisition is being accounted for on the financial statements using the purchase method of accounting. Under purchase accounting, the acquired assets and liabilities of Fleet Financial Group are recognized at their fair value as of the date of the acquisition. Goodwill of $37.1 million generated by this transaction is being amortized on a straight-line basis over 15 years. Financial results of the acquired branches have been included in the Company's operations beginning on August 4, 2000. The Company expects to finalize the allocation of the purchase price in the fourth quarter.

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

         The Company has unconditionally guaranteed all of the Trusts' obligations under the Trust Preferred Securities.

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

         The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards (SFAS) No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This Statement replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", and rescinds FASB Statement No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company has not yet quantified the impact of adopting SFAS No. 140 on its consolidated financial statements, however, the Company does not expect that the adoption of this statement will have a material impact on its financial position or results or operations.


SPECIAL CHARGES


         The Company recorded special charges of $3.5 million during the nine months ended September 30, 2000. This amount represents systems conversion charges of $1.3 million and expense of $1.2 million associated with the purchase of branches from FleetBoston Financial. Also, as previously announced, an unfavorable judgement was entered against the Bank in Plymouth Superior Court concerning a proposed commercial loan transaction that was never consummated. The Company will vigorously appeal this judgement, however, accounting convention required that the Company provide an accrual of $1.0 million in the second quarter of 2000 specifically for that decision.



EARNINGS PER SHARE


                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                  NET INCOME           WEIGHTED AVERAGE              NET INCOME
                                                                             SHARES                   PER SHARE
--------------------------------------------------------------------------------------------------------------------
For the nine months ended September 30,       2000          1999        2000          1999          2000       1999
--------------------------------------------------------------------------------------------------------------------
Basic EPS                                    $10,357      $12,386       14,233       14,225      $   0.73   $   0.87
Effect of dilutive securities                                               72          159          0.01       0.01
Diluted EPS                                  $10,357      $12,386       14,305       14,384      $   0.72   $   0.86
--------------------------------------------------------------------------------------------------------------------

                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                  NET INCOME             WEIGHTED AVERAGE              NET INCOME
                                                                              SHARES                   PER SHARE
--------------------------------------------------------------------------------------------------------------------
For the three months ended September 30,       2000          1999       2000          1999          2000       1999
--------------------------------------------------------------------------------------------------------------------
Basic EPS                                    $3,886      $4,432         14,249       14,168      $   0.27   $   0.31
Effect of dilutive securities                                               77          150          0.00       0.00
Diluted EPS                                  $3,886      $4,432         14,326       14,318      $   0.27   $   0.31
--------------------------------------------------------------------------------------------------------------------

COMPREHENSIVE INCOME

Comprehensive income is reported net of taxes, as follows:


                                                                                       FOR THE NINE        FOR THE THREE
                                                                                       MONTHS ENDED        MONTHS ENDED
                                                                                       SEPTEMBER 30,       SEPTEMBER 30,
                                                                                      2000      1999      2000      1999
                                                                                    ----------------------------------------
Net Income                                                                            $10,357   $12,386    $3,886    $4,432
Other Comprehensive Income, Net of Tax
 Unrealized gains/(losses) on securities available for sale
 Unrealized holding gains/(losses) arising during the period                            2,717   (3,240)     2,020     (552)
  Less: reclassification adjustment for gains included in net income                        -                   -
                                                                                      -------   ------      -----    -----
 Other Comprehensive Income                                                             2,717   (3,240)     2,020     (552)
                                                                                      -------   ------      -----    -----
Comprehensive Income                                                                  $13,074    $9,146    $5,906    $3,880
                                                                                      -------   ------      -----    -----
                                                                                      -------   ------      -----    -----

SEGMENT INFORMATION


         The Company has identified its reportable operating business segment as Community Banking based on how the business is strategically managed. The Company's community banking business segment consists of commercial banking, retail banking, and trust services. The community banking business segment is managed as a single strategic unit which derives its revenues from a wide range of banking services, including lending activities, acceptance of demand, savings and time deposits, trust and investment management, and mortgage servicing income from investors. The Company does not have a single external customer from which it derives ten percent or more of its revenues and it operates in the New England area of the United States.

         Non reportable operating segments of the Company's operations which do not have similar characteristics to the community banking operations and do not meet the quantitative thresholds requiring disclosure, are included in the Other category in the disclosure of business segments below. These non-reportable segments include Parent Company, Independent Capital Trust I and Independent Capital Trust II financial information. Information about reportable segments and reconciliation of such information to the consolidated financial statements as of and for the quarters ended September 30, follows (in thousands):

              RECONCILIATION TO CONSOLIDATED FINANCIAL INFORMATION

                                                                       COMMUNITY                    OTHER ADJUSTMENTS
                                                                        BANKING       OTHER          AND ELIMINATIONS   CONSOLIDATED
                                                                        -------       ------         ----------------   ------------
For Nine Months Ended September 30, 2000
      Total Assets                                                     1,869,938      217,025             (216,250)       1,870,713
      Net Interest Income                                                 50,597        1,441                     -          52,038
      Total Non-Interest Income                                           12,064       12,511              (12,511)          12,064
      Net Income                                                         $12,040      $10,828             ($12,511)         $10,357

For Nine Months Ended September 30, 1999
      Total Assets                                                     1,562,145      156,919             (153,664)       1,565,400
      Net Interest Income                                                 45,230          536                     -          45,766
      Total Non-Interest Income                                           10,907       13,678              (13,678)          10,907
      Net Income                                                         $13,616      $12,448             $(13,678)         $12,386


                                                                        COMMUNITY                    OTHER ADJUSTMENTS
                                                                         BANKING         OTHER       AND ELIMINATIONS   CONSOLIDATED
For Three Months Ended September 30, 2000
      Net Interest Income                                                 18,133          528                   (1)          18,660
      Total Non-Interest Income                                            4,421        4,243               (4,243)           4,421
      Net Income                                                          $3,849       $4,281              ($4,244)          $3,886

For Three Months Ended September 30, 1999
      Net Interest Income                                                 15,604          189                     -          15,793
      Total Non-Interest Income                                            3,601        4,936               (4,936)           3,601
      Net Income                                                          $4,915       $4,453              ($4,936)          $4,432


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000


The following discussion should be read in conjunction with the financial statements, notes and tables included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999. The discussion contains certain forward-looking statements regarding the future performance of the Company. All forward-looking information is inherently uncertain and actual results may differ materially from the assumptions, estimates or expectations reflected or contained in the forward-looking information. Please refer to `Cautionary Statement Regarding Forward-looking Information" of this Form 10-Q for a further discussion.

ACQUISITION

         On August 4, 2000, the Company and the Bank, acquired 16 Massachusetts branches from Fleet Financial Group (including 4 branches and associated loans and deposits from Sovereign Bank), which added $336 million in deposits, and $134.3 million of commercial, commercial real estate and consumer loans. The total purchase price of the acquisition was approximately $40 million and was paid in cash. The acquisition resulted from the divestiture of Fleet branches after its merger with BankBoston. This acquisition is being accounted for on the financial statements using the purchase method of accounting. Under purchase accounting, the acquired assets and liabilities of Fleet Financial Group are recognized at their fair value as of the date of the acquisition. Goodwill of $37.1 million generated by this transaction is being amortized on a straight-line basis over 15 years. Financial results of the acquired branches have been included in the Company's operations beginning on August 4, 2000. The Company expects to finalize the allocation of the purchase price in the fourth quarter.

SUMMARY

         For the nine months ended September 30, 2000, Independent Bank Corp. (the Company) recorded net income of $10.4 million compared with net income of $12.4 million for the same period last year. Diluted earnings per share were $0.72 for the nine months ended September 30, 2000 compared to $0.86 per share for the prior year. Basic earnings per share, before the dilutive effect of stock options, were $0.73 in 2000 compared to $0.87 for the same period in 1999. On an operating basis net income improved $0.3 million, or 2.2%, to $12.7 million as compared to the same period last year. Net interest income increased $6.3 million, or 13.7%. The provision for loan losses decreased to $1.6 million for the first nine months of 2000 compared with $2.9 million for the same period last year. Non-interest income increased $1.2 million, or 10.6%, while non-interest expense increased $6.3 million, or 18.7%, over the first nine months of 1999.

         On an operating basis, excluding special charges (detailed below), net income for the nine month period ended September 30, 2000 was $12.7 million, compared with net income of $12.4 million for the same period last year. Diluted earnings per share on an operating basis for the nine months ended September 30, 2000 and September 30, 1999 were $.89 and $.86 respectively.

           The Company recorded special charges of $3.5 million for the nine months ended September 30, 2000. This amount represents systems conversion charges of $1.3 million, expense of $1.2 million associated with the purchase of branches from FleetBoston Financial and, as previously announced in April and taken as a $1 million pre-tax charge in the second quarter of 2000, an unfavorable judgement was entered against the Bank in Plymouth Superior Court concerning a proposed commercial loan that was never consummated.

         The annualized consolidated returns on average equity and average assets for the first nine months of 2000 were 13.47% and 0.83%, respectively. This compares to annualized consolidated returns on average equity and average assets for the first nine months of 1999 of 17.28% and 1.06%, respectively. On an operating basis, the annualized returns on average equity and average assets for the nine months ended September 30, 2000 were 16.46% and 1.01%.

         As of September 30, 2000, total assets amounted to $1.87 billion, an increase of $280.7 million, or 17.7% from year-end 1999. Investments increased $51.6 million, or 11.3% from $456.9 million at year-end 1999. Loans, net of unearned discount, increased $142.4 million, or 13.8%, since year-end 1999. The Bank acquired $134.3 million in commercial, commercial real estate, and consumer loans. Excluding the loans acquired from FleetBoston Financial, commercial real estate loans grew by $17.2 million, or 5.0%, and commercial loans increased by $6.2 million, or 5.7%. The instalment loan portfolio decreased by $6.5 million, or 2.0%, as payoffs outpaced new originations. Deposit balances have increased by $403.6 million, or 37.3%. The acquired deposits amounted to $329 million of this improvement. Excluding the acquired deposits, deposits increased by $74.5 million, or 6.8%. Newly opened deposit accounts and a strong economy were the primary contributors to this improvement. Borrowings decreased by $150.2 million, or 41.8%, since year-end 1999.

         Non-performing assets totaled $4.5 million at September 30, 2000 (24 basis points of total assets), slightly higher than the $3.7 million (23 basis points of total assets) at December 31, 1999.


NET INTEREST INCOME

         The discussion of net interest income, which follows, is presented on a fully tax-equivalent basis. Net interest income for the nine months ended September 30, 2000, amounted to $52.9 million, an increase of $6.3 million, or 13.5%, from the comparable 1999 time frame. The Company's net interest margin for the first nine months of 2000 was 4.56%, compared to 4.25% for the comparable 1999 time frame. The Company's interest rate spread (the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities) increased by 16 basis points to 3.70%.

         The average balance of interest-earning assets for the first nine months of 2000 amounted to $1.55 billion, an increase of $86.2 million, or 5.9%, from the comparable 1999 time frame. Income from interest-earning assets amounted to $93.1 million for the nine months ended September 30, 2000, an increase of $8.9 million, or 10.5%, from the first nine months of 2000. The increase in interest income was the result of a $76.7 million or 7.8% increase in the average balance of the loan portfolio, net of unearned discount. The commercial real estate portfolio increased by $57.8 million on average, while all other loans increased by $18.9 million on average. A portion of the increases can be attributed to the acquisition of loans from FleetBoston Financial in the third quarter of 2000.

         Interest income is impacted by changes in market rates of interest due to variable and floating rate loans in the Company's portfolio. At September 30, 2000, loans having interest rates which adjust in accordance with changes in the Company's base lending rate or other market indices amounted to approximately $242.2 million, or 20.7% of loans, net of unearned discount.

         Interest income is also impacted by the amount of non-performing loans. The amount of interest due, but not recognized, on non-performing loans amounted to approximately $248,000 for the nine months ended September 30, 2000 compared to $237,000 for the nine months ended September 30, 1999.

         The average balance of interest-bearing liabilities for the first nine months of 2000 was $1.2 billion, or 3.1%, higher than the comparable 1999 time frame. Average interest bearing deposits increased by $82.8 million, or 9.9%, for the first nine months of 2000 over the same period last year. For the nine months ended September 30, 2000, average borrowings were $45.1 million, or 12.2%, lower than the first nine months of 1999, primarily in FHLB borrowings which decreased by $64.7 million. A portion of both the increase in average interest bearing deposits and the decrease in average borrowing can be attributed to the acquisition of deposits and net funds received from FleetBoston Financial in the third quarter of 2000. Interest expense on deposits increased by $3.1 million to $26.1 million in the first nine months of 2000 and interest expense on borrowings decreased by $0.5 million, or 3.6%, to $14.1 million as compared to the same period last year. The cost of these interest bearing liabilities increased from 4.16% in 1999 to 4.31% in 2000.


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

         For the nine months ended September 30, 2000, management decreased the provision for possible loan losses, consistent with the level of loan growth experienced, to $1.6 million as compared to $2.9 million for the same period last year. This decrease is the result of continued stability in the risk profile of the Company's loan portfolio, strong coverage ratios and slowing loan growth. For the first nine months of 2000, loans charged-off, net of recoveries of loans previously charged-off, amounted to $1.1 million as compared to $2.0 million for the comparable 1999 time frame.

         As of September 30, 2000, the ratio of the reserve for possible loan losses to loans, net of unearned discount, was 1.32%, as compared to the 1999 year-end level of 1.45%. Purchase accounting requires that a separate credit quality discount reserve be established specifically for acquired loans. This credit quality discount represents management's estimate of inherent losses incurred on the acquired portfolio, which will be used to offset actual losses on this portfolio in future periods. The credit quality discount totaled $1.4 million, or 1.04% of the acquired loans.

         The Company's total reserves available for possible loan loss (including the credit quality discount reserve) as a percentage of the loan portfolio was 1.44% at September 30,2000. The ratio of the total reserves for possible loan losses to non-performing loans was 371.40% at September 30, 2000, a decrease from the 409.36% coverage recorded at year-end 1999.


NON-INTEREST INCOME

         Non-interest income for the nine months ended September 30, 2000 increased $1.2 million, or 10.6% to $12.1 million, compared to $10.9 million for the same period in 1999. Income from Service Charges on deposit accounts increased by $785,000, or 20.0%, primarily due to the acquisition. Asset Management and Trust Services income increased by $323,000, or 10.4% due to increased mutual fund sales. Mortgage banking income decreased by $325,000, or 23.4%, from the 1999 time frame due to a slowdown in refinancing activity.


NON-INTEREST EXPENSES

                  Non-interest expenses totaled $43.8 million for the nine months ended September 30, 2000, a $9.9 million, or 29.1% increase from the comparable 1999 period. Salaries and employee benefits increased $2.6 million, or 14.8% resulting from the addition of approximately one hundred employees staffing the acquired branches, additions to staff needed to support continued growth and increases in medical insurance premiums. Occupancy and equipment expenses increased $693,000, or 13.1% for the first nine months of 2000 from $5.3 million in the same period last year. Special Charges of $3.5 million pretax were recorded as discussed above. Other non-interest expenses for the first nine months of 2000 increased by $2.5 million or 32.2% to $10.2 million from $7.7 million in the first nine months of 1999 which includes increases in goodwill amortization of ($580,000), advertising ($246,000), legal expense ($462,000), office supplies and postage ($232,000) and the normal operating expenses of 17 additional branch locations.


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

           The Trust Preferred Securities are presented in the consolidated balance sheets of the Company entitled "Corporation-Obligated Mandatorily Redeemable Securities of Subsidiary Solely Parent Company Debentures". The Company records distributions payable on the Trust Preferred Securities as minority interest expense in its consolidated statements of income. The minority interest expense for the nine months ended September 30, 2000 and September 30, 1999 was $3.9 million and $2.0 million respectively.


INCOME TAXES

         The Company records income tax expense pursuant to Statement of Financial Accounting Standards No. 109, "Accounting For Income Taxes". The Company evaluates the deferred tax asset and the valuation reserve on a quarterly basis. The Company's effective tax rates for the nine months ended September 30, 2000 and 1999 were 29.87% and 30.45% respectively.


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

         The Company uses simulation analysis to measure the exposure of net interest income to changes in interest rates over a relatively short (i.e., less than 2 years) time horizon. Simulation analysis involves projecting future interest income and expense from the Company's assets, liabilities and off balance sheet positions under various scenarios.

         The Company's limits on interest rate risk specify that if interest rates were to shift up or down 200 basis points, estimated net income for the next 12 months should decline by less than 6%. The following table reflects the Company's estimated exposure, as a percentage of estimated net interest income for the next 12 months.

                       Rate Change                    Estimated Exposure as %
                     (Basis Points)                   of Net Interest Income
--------------------------------------------------------------------------------
                          +200                              (2.08%)
                          -200                               2.04%

As a component of its asset/liability management activities intended to control interest rate exposure, the Bank has entered into certain off-balance sheet hedging transactions. Interest rate swap agreements represent transactions, which involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal amounts. The weighted average fixed payment rates were 7.80% and 7.65% at September 30, 2000 and December 31, 1999 while the weighted average rates of variable interest payments were 7.27% and 7.22% at September 30, 2000 and December 31, 1999. As a result of these interest rate swaps, the Bank realized net income of $0.3 million for the nine months ended September 30, 2000 and $0.1 million for the year ended December 31, 1999.

Entering into interest rate swap agreements involves both the credit risk dealing with counterparties and their ability to meet the terms of the contracts and an interest rate risk. While notional principal amounts are generally used to express the volume of these transactions, the amounts potentially subject to credit risk are small due to the structure of the agreements. The Bank is a direct party to these agreements, which provide for net settlement between the Bank and the counterparty on a semiannual basis. Should the counterparty fail to honor the agreement, the Bank's credit exposure is limited to the net settlement amount. The Bank had net receivables on the interest rate swaps of $1.2 million and $0.5 million at September 30, 2000 and December 31, 1999.


LIQUIDITY AND CAPITAL

         Liquidity, as it pertains to the Company, is the ability to generate cash in the most economical way, in order to meet ongoing obligations to pay deposit withdrawals and to fund loan commitments. The Company's primary sources of funds are deposits, borrowings, and the amortization, prepayment, and maturities of loans and investments.

         A strong source of liquidity is the Company's core deposits, those deposits which management considers, based on experience, are not likely to be withdrawn in the near term. The Company utilizes its extensive branch banking network to attract retail customers who provide a stable source of core deposits. In addition, the Company has established five repurchase agreements with major brokerage firms as potential sources of liquidity. On September 30, 2000, the Company had $35.5 million outstanding under such lines classified on the Balance Sheet as "Federal Funds Purchased and Assets Sold Under Repurchase Agreements". As an additional source of funds, the Bank has entered into repurchase agreements with customers totaling $50.8 million at September 30, 2000. In addition, as a member of the Federal Home Loan Bank, Rockland has access to approximately $358 million of borrowing capacity. At September 30, 2000, the Company had $116.2 million outstanding under such lines. The Company actively manages its liquidity position under the direction of the Bank's Asset/Liability Management Committee. Periodic review under formal policies and procedures is intended to ensure that the Company will maintain access to adequate levels of available funds. At September 30, 2000, the Company's liquidity position was well above policy guidelines and was sufficient to meet its operating needs.


CAPITAL RESOURCES AND DIVIDENDS

         The Company and Rockland are subject to capital requirements established by the Federal Reserve Board and the FDIC, respectively. One key measure of capital adequacy is the risk-based ratio for which the regulatory agencies have established minimum requirements of 4.00% and 8.00% for Tier 1 risk-based capital and total risk-based capital, respectively. As of September 30, 2000, the Company had a Tier 1 risked-based capital ratio of 8.25% and a total risked-based capital ratio of 10.81%. Rockland had a Tier 1 risked-based capital ratio of 9.39% and a total risked-based capital ratio of 10.58% as of the same date.

         An additional capital requirement of a minimum 4.00% Tier 1 leverage capital is mandated by the regulatory agencies for most banking organizations and a 5.00% Tier 1 leverage capital ratio is required for a "well capitalized" institution. As of September 30, 2000, the Company and the Bank had Tier 1 leverage capital ratios of 6.07% and 6.93%, respectively.

         In September, the Company's Board of Directors declared a cash dividend of $.10 per share to shareholders of record as of September 29, 2000. This dividend was paid on October 13, 2000. On an annualized basis, the dividend payout ratio amounted to 36.7% of the trailing four quarters earnings.


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    FOR THE QUARTER ENDING SEPTEMBER 30, 2000


ACQUISITION

         On August 4, 2000, the Company and the Bank, acquired 16 Massachusetts branches from Fleet Financial Group (including 4 branches and associated loans and deposits from Sovereign Bank), which added $336 million in deposits, and $134.3 million of commercial, commercial real estate and consumer loans. The total purchase price of the acquisition was approximately $40 million and was paid in cash. The acquisition resulted from the divestiture of Fleet branches after its merger with BankBoston. This acquisition is being accounted for on the financial statements using the purchase method of accounting. Under purchase accounting, the acquired assets and liabilities of Fleet Financial Group are recognized at their fair value as of the date of the acquisition. Goodwill of $37.1 million generated by this transaction is being amortized on a straight-line basis over 15 years. Financial results of the acquired branches have been included in the Company's operations beginning on August 4, 2000. The Company expects to finalize the allocation of the purchase price in the fourth quarter.

SUMMARY

         For the three months ended September 30, 2000, Independent Bank Corp. (the Company) recorded net income of $3.9 million compared with net income of $4.4 million for the same period last year. Diluted earnings per share were $0.27 for the three months ended September 30, 2000 compared to $0.31 per share for the prior year. Basic earnings per share, before the dilutive effect of stock options, were $0.27 in 2000 compared to $0.31 for the same period in 1999. On an operating basis net income decreased $0.2 million or 4.3% as compared to the same period last year. Net interest income increased $2.9 million, or 18.2%. The provision for loan losses decreased to $450,000 for the third quarter of 2000 compared with $982,000 for the same period last year. Non-interest income increased $820,000, or 22.8%, while non-interest expense increased $4.4 million, or 38.7%, over the third quarter 1999.

         On a operating basis, excluding special charges, net income for the three month period ended September 30, 2000 was $4.2 million, compared with $4.4 million for the same period last year. Diluted earnings per share on an operating basis for the three months ended September 30, 2000 and September 30, 1999 were $0.30 and $0.31 respectively.

           The Company recorded special charges of $0.5 million for the three months ended September 30, 2000 associated with the branch acquisition.

         The annualized consolidated returns on average equity and average assets for the third quarter 2000 were 14.89% and 0.87%, respectively. This compares to annualized consolidated returns on average equity and average assets for the third quarter 1999 of 18.51% and 1.14%, respectively. On an operating basis, the annualized returns on average equity and average assets for the three months ended September 30, 2000 were 16.25% and 0.95%.


NET INTEREST INCOME

         The discussion of net interest income, which follows, is presented on a fully tax-equivalent basis. Net interest income for the three months ended September 30, 2000, amounted to $18.9 million, an increase of $2.9 million, or 17.9%, from the comparable 1999 time frame. The Company's interest rate spread (the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities increased by 11 basis points, to 3.78%. The Company's net interest margin for the third quarter of 2000 was 4.65%, compared to 4.42% for the comparable 1999 time frame.

         The average balance of interest-earning assets for the third quarter of 2000 amounted to $1.63 billion an increase of $174.7 million, or 12.0%, over the comparable 1999 time frame. Income from interest-earning assets amounted to $33.2 million for the third quarter of 2000, an increase of $4.9 million, or 17.1%, from the third quarter of 1999. The increase in interest income was attributable to a $113.8 million, or 11.3% increase in the average balance of the loan portfolio, net of unearned discount. On average the commercial real estate loan portfolio increased $78.6 million, the commercial portfolio increased $25.0 million, while all other loans increased by $10.2 million. A portion of the increases can be attributed to the acquisition of loans from FleetBoston Financial in the third quarter of 2000. In addition, the securities portfolio increased by $58.5 million, or 13.2%.

         The average balance of interest-bearing liabilities for the third quarter of 2000 was $114.5 million, or 9.6%, higher than the comparable 1999 time frame. Average interest bearing deposits increased by $200.8 million, or 23.7%, for the third quarter of 2000 over the same period last year, primarily in the savings and interest checking account category. For the three months ended September 30, 2000, average borrowings were $86.3 million, or 24.9%, lower than the third quarter of 1999. A portion of both the increase in average interest bearing deposits and the decrease in average borrowing can be attributed to the acquisition of deposits and net funds received from FleetBoston Financial in the third quarter of 2000. Interest expense on deposits increased by $2.8 million, or 35.9%, and interest expense on borrowings decreased by $773,000, or 16.8%.


NON-INTEREST INCOME

         Non-interest income for the three months ended September 30, 2000 was $4.4 million, compared to $3.6 million for the same period in 1999. Income from Service Charges on Deposit Accounts increased by $493,000, or 36.6% primarily due to the acquisition. Asset Management and Trust Services income increased by $0.1 million or 9.6% primarily due to increased mutual fund sales. Other non-interest income also increased $204,000 or 43.9%, to $669,000 compared to $465,000 for the same period of 1999.


NON-INTEREST EXPENSES

         Non-interest expenses totaled $15.8 million for the three months ended September 30, 2000, a $4.4 million increase from the comparable 1999 period. Salaries and employee benefits increased $1.4 million, or 22.8% resulting from the addition of approximately one hundred employees to staff the acquired branches, additions to staff needed to support continued growth and increases in medical insurance premiums.
Occupancy and equipment expenses for the same three months of 2000 increased $421,000, or 24.0%, from the comparable 1999 period, reflecting continued investment in technology. Other non-interest expense increased by $2.1 million, or 80.7%, which includes increases in goodwill amortization ($580,000), advertising ($262,000), legal expense ($200,000), office supplies ($200,000) and the normal operating expenses of 17 additional branch locations.

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

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders  - None

Item 5.  Other Information

                      The financial information detailed below is included hereafter in this report:

                      Consolidated Statements of Changes in Stockholders' Equity
                           Nine months ended September 30, 2000 and the year ended December 31, 1999

                      Consolidated Average Balance Sheet and Average Rate
                           Data - Nine months and three months ended
                           September 30, 2000 and 1999.

Item 6.  Exhibits and Reports on Form 8-K

                      (a) Exhibits

                             NO.                              PAGE
                             ---                              ----
                             27  Financial Data Schedule       E-1

                      (b) Reports on Form 8-K


                            A description of the transaction for the Company `s
                acquisition of twelve bank branches from Fleet National Bank and the acquisition of four additional bank branches from Sovereign Bank, August 4, 2000, was filed on Form 8-K on August 18, 2000.

                            A Renewal Rights Agreement was adopted by the
                Company's Board of Directors on September 14, 2000. A description of the Renewal Rights Agreement was filed on Form 8-K on October 23, 2000.

                             INDEPENDENT BANK CORP.
                       CONSOLIDATED STATEMENTS OF CHANGES
                             IN STOCKHOLDERS' EQUITY
               (UNAUDITED - IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                                                          OTHER
                                                                                                        COMPREHENSIVE
                                                 COMMON        TREASURY       SURPLUS      RETAINED       INCOME
                                                 STOCK         STOCK                       EARNINGS      AVAILABLE        TOTAL
------------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1999                        $    149       ($ 6,431)      $ 45,303      $ 56,063      $    764       $ 95,848

Net Income                                                                                    17,031                       17,031
Dividends Declared ($.10 per share)                                                           (5,547)                      (5,547)
Proceeds from Exercise of Stock Options                             589          (353)                                        236
Repurchase Common Stock                                          (4,836)                                                   (4,836)
Change in Unrealized Gain (Loss) on
Investments Available for Sale, Net of Tax                                                                  (4,603)        (4,603)
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999                      $    149       ($10,678)      $ 44,950      $ 67,547      ($ 3,839)      $ 98,129
------------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 2000                        $    149       ($10,678)      $ 44,950      $ 67,547      ($ 3,839)        98,129
Net Income                                                                                    10,357                       10,357
Dividends Declared ($.10 per share)                                                           (4,272)                      (4,272)
Proceeds from Exercise of Stock Options                           1,131           (867)                                       264
Tax Benefit on Stock Option Exercise                                                32                                         32
Repurchase Common Stock
Change in Unrealized Gain on Investments                                                                     2,717          2,717
Available for Sale, Net of Tax
------------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2000                     $    149       ($ 9,547)      $ 44,115      $ 73,632      ($ 1,122)      $107,227
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

INDEPENDENT BANK CORP.
SUPPLEMENTAL FINANCIAL INFORMATION
CONSOLIDATED AVERAGE BALANCE SHEET AND AVERAGE RATE DATA
(Unaudited - in thousands)

                                                                                      AVERAGE           INTEREST
                                                                                    OUTSTANDING          EARNED/          AVERAGE
                                                                                     BALANCE              PAID             YIELD
FOR THE NINE MONTHS ENDED SEPTEMBER 30,                                                2000               2000             2000
                                                                                    -----------       ----------       -------------
   Interest-Earning Assets
      Taxable Investment Securities                                                  $  437,835       $   23,433          7.14%
      Non-taxable Investment Securities                                                  41,002            2,317          7.53%
      Loans, net of Unearned Discount                                                 1,057,737           66,862          8.43%
      Federal Funds Sold and Assets Purchased Under Resale Agreements                    10,037              456          6.06%
      Trading Assets                                                                        475                4          1.12%
                                                                                     ----------       ----------        -------
      Total Interest-Earning Assets                                                  $1,547,086       $   93,072          8.02%
                                                                                     ----------       ----------        -------
                                                                                                      ----------        -------
      Cash and Due From Banks                                                            52,892
      Other Assets                                                                       68,470
                                                                                     ----------
      Total Assets                                                                   $1,668,448
                                                                                     ----------
                                                                                     ----------
   Interest-Bearing Liabilities
      Savings and Interest Checking Accounts                                         $  303,300       $    3,967          1.74%
      Money Market & Super Interest Checking Accounts                                   130,675            2,303          2.35%
      Other Time Deposits                                                               485,488           19,858          5.45%
      Federal Funds Purchased and Assets
         Sold Under Repurchase Agreements                                               101,533            4,000          5.25%
      Federal Home Loan Bank Borrowings                                                 219,156            9,912          6.03%
      Treasury Tax and Loan Notes                                                         4,328              165          5.08%
                                                                                     ----------       ----------       ----------
      Total Interest-Bearing Liabilities                                             $1,244,480       $   40,205           4.31%
                                                                                     ==========       ==========       ==========
      Demand Deposits                                                                   257,527
   Company-Obligated Mandatorily Redeemable Securities of Subsidiary
    Holding Solely Parent Company Debentures                                             51,321
      Other Liabilities                                                                  12,586
                                                                                     ----------
      Total Liabilities                                                               1,565,914
                                                                                     ----------
      Stockholders' Equity                                                              102,534
                                                                                     ----------
   Total Liabilities and Stockholders' Equity                                        $1,668,448
                                                                                     ----------
                                                                                     ----------
      Net Interest Income                                                                             $   52,867
                                                                                                      ----------
                                                                                                      ----------
      Interest Rate Spread                                                                                                 3.70%
                                                                                                                       ==========
      Net Interest Margin                                                                                                  4.56%
                                                                                                                       ==========


      Interest income and yield are stated on a fully tax-equivalent basis. The total amount of adjustment is $830 in 2000

INDEPENDENT BANK CORP.
SUPPLEMENTAL FINANCIAL INFORMATION
CONSOLIDATED AVERAGE BALANCE SHEET AND AVERAGE RATE DATA
(Unaudited - in thousands)


                                                                                      AVERAGE        INTEREST
                                                                                    OUTSTANDING       EARNED/       AVERAGE
                                                                                      BALANCE          PAID          YIELD
FOR THE NINE MONTHS ENDED SEPTEMBER 30,                                                1999            1999           1999
                                                                                    ----------   --------------  -----------
      Taxable Investment Securities                                                 $  424,195       $   21,073       6.62%
      Non-taxable Investment Securities                                                 40,451            2,279       7.51%
      Loans, net of Unearned Discount                                                  981,076           60,331       8.20%
      Federal Funds Sold                                                                15,124              529       4.66%
                                                                                    ----------       ----------       -----
      Total Interest-Earning Assets                                                 $1,460,846       $   84,212       7.69%
                                                                                    ----------       ----------       -----
                                                                                                     ----------       -----
      Cash and Due From Banks                                                           45,618
      Other Assets                                                                      52,763
                                                                                    ----------
      Total Assets                                                                  $1,559,227
                                                                                    ----------
                                                                                    ----------

   Interest-Bearing Liabilities
      Savings and Interest Checking Accounts                                        $  276,533       $    3,635       1.75%
      Money Market & Super Interest Checking Accounts                                  109,923            1,988       2.41%
      Other Time Deposits                                                              450,241           17,393       5.15%
      Federal Funds Purchased and Assets
         Sold Under Repurchase Agreements                                               83,191            2,977       4.77%
      Federal Home Loan Bank Borrowings                                                283,823           11,503       5.40%
      Treasury Tax and Loan Notes                                                        3,094              129       5.56%
                                                                                    ----------       ----------       -----
      Total Interest-Bearing Liabilities                                            $1,206,805       $   37,625       4.16%
                                                                                    ----------       ----------       -----
                                                                                    ----------       ----------       -----
      Demand Deposits                                                                  216,478
   Company-Obligated Mandatorily Redeemable Securities of Subsidiary Holding
       Solely Parent Company Debentures                                                 28,750
      Other Liabilities                                                                 11,611
                                                                                    ----------
      Total Liabilities                                                              1,463,644
                                                                                    ----------
      Stockholders' Equity                                                              95,583
                                                                                    ----------
   Total Liabilities and Stockholders' Equity                                       $1,559,227
                                                                                    ----------
                                                                                    ----------
      Net Interest Income                                                                            $   46,587
                                                                                                     ----------
                                                                                                     ----------

      Interest Rate Spread                                                                                            3.54%
                                                                                                                      -----
                                                                                                                      -----
      Net Interest Margin                                                                                             4.25%
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

INDEPENDENT BANK CORP.
SUPPLEMENTAL FINANCIAL INFORMATION
CONSOLIDATED AVERAGE BALANCE SHEET AND AVERAGE RATE DATA
(Unaudited - in thousands)


                                                                                    AVERAGE          INTEREST
                                                                                  OUTSTANDING         EARNED/         AVERAGE
                                                                                    BALANCE            PAID            YIELD
FOR THE THREE MONTHS ENDED SEPTEMBER 30,                                              2000             2000            2000
                                                                                ----------------- ---------------  -------------
   Interest-Earning Assets
      Taxable Investment Securities                                                     $465,564          $8,402          7.22%
      Non-taxable Investment Securities                                                   36,877             694          7.53%
      Loans, net of Unearned Discount                                                  1,117,611          23,982          8.58%
      Federal Funds Sold                                                                   8,858             137          6.19%
                                                                                             471               3          2.55%
                                                                                ----------------         -------          -----
      Total Interest-Earning Assets                                                    1,629,382         $33,218          8.15%
                                                                                ----------------         -------          -----
                                                                                                         -------          -----
      Cash and Due From Banks                                                             64,957
      Other Assets                                                                        91,260
                                                                                ----------------
      Total Assets                                                                    $1,785,599
                                                                                ----------------
                                                                                ----------------

   Interest-Bearing Liabilities
      Savings and Interest Checking Accounts                                            $332,986          $1,613          1.94%
      Money Market & Super Interest Checking Accounts                                    165,866             890          2.15%
      Other Time Deposits                                                                547,576           7,945          5.80%
      Federal Funds Purchased and Assets
         Sold Under Repurchase Agreements                                                101,426           1,383          5.45%
      Federal Home Loan Bank Borrowings                                                  155,007           2,404          6.20%
      Treasury Tax and Loan Notes                                                          4,053              48          4.74%
                                                                                ----------------         -------          -----
      Total Interest-Bearing Liabilities                                              $1,306,914         $14,283          4.37%
                                                                                ----------------         -------          -----
                                                                                ----------------         -------          -----
      Demand Deposits                                                                    305,775
   Company-Obligated Mandatorily Redeemable Securities of Subsidiary
     Holding Solely Parent Company Debentures                                             51,274
      Other Liabilities                                                                   17,264
                                                                                -----------------
      Total Liabilities                                                                1,681,227
                                                                                -----------------
      Stockholders' Equity                                                               104,372
                                                                                -----------------
 Total Liabilities and Stockholders' Equity                                           $1,785,599
                                                                                =================

      Net Interest Income                                                                                $18,935
                                                                                                      ==========

      Interest Rate Spread                                                                                                3.78%
                                                                                                                          =====
      Net Interest Margin                                                                                                 4.65%
                                                                                                                          =====

      Interest income and yield are stated on a fully tax-equivalent basis. The total amount of adjustment is $270 in 2000.

INDEPENDENT BANK CORP.
SUPPLEMENTAL FINANCIAL INFORMATION
CONSOLIDATED AVERAGE BALANCE SHEET AND AVERAGE RATE DATA
(Unaudited - in thousands)


                                                                        AVERAGE               INTEREST
                                                                      OUTSTANDING              EARNED/           AVERAGE
                                                                        BALANCE                 PAID              YIELD
FOR THE THREE MONTHS ENDED SEPTEMBER 30,                                  1999                  1999               1999
                                                                  ----------------------    ---------------     ---------
   Interest-Earning Assets
      Taxable Investment Securities                                            $403,768             $6,877           6.81%
      Non-taxable Investment Securities                                          40,207                785           7.81%
      Loans, net of Unearned Discount                                         1,003,800             20,616           8.22%
      Federal Funds Sold                                                          6,928                 85           4.91%
                                                                  ---------------------     --------------    ------------
      Total Interest-Earning Assets                                           1,454,703            $28,363           7.80%
                                                                  ---------------------     --------------    ------------
                                                                                            --------------    ------------
      Cash and Due From Banks                                                    45,448
      Other Assets                                                               54,108
                                                                  ---------------------
      Total Assets                                                           $1,554,259
                                                                  ---------------------

   Interest-Bearing Liabilities
      Savings and NOW Accounts                                                 $284,404             $1,219           1.71%
      Money Market & Super NOW Accounts                                         105,537                647           2.45%
      Other Time Deposits                                                       455,651              5,823           5.11%
      Federal Funds Purchased and Assets
         Sold Under Repurchase Agreements                                        87,329              1,052           4.82%
      Federal Home Loan Bank Borrowings                                         255,019              3,509           5.50%
      Treasury Tax and Loan Notes                                                 4,469                 47           4.21%
                                                                  ---------------------     --------------    ------------
      Total Interest-Bearing Liabilities                                     $1,192,409            $12,297           4.13%
                                                                  ---------------------     --------------    ------------
                                                                  ---------------------     --------------    ------------
      Demand Deposits                                                           225,198
   Company-Obligated Mandatorily Redeemable
      Securities of Subsidiary Holding
      Solely Parent Company Debentures                                           28,750
      Other Liabilities                                                          12,145
                                                                  ----------------------
      Total Liabilities                                                       1,458,502
                                                                  ----------------------
      Stockholders' Equity                                                       95,757
                                                                  ----------------------
      Total Liabilities and Stockholders' Equity                             $1,554,259
                                                                  ----------------------
                                                                  ----------------------

      Net Interest Income                                                                          $16,066
                                                                                            ===============

      Interest Rate Spread                                                                                           3.67%
                                                                                                              =============
      Net Interest Margin                                                                                            4.42%
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


                                     INDEPENDENT BANK CORP.
                                          (registrant)


Date:   November 14, 2000                       /s/  Douglas H. Philipsen
                                                    Douglas H. Philipsen
                                           President, Chairman of the Board and
                                                  Chief Executive Officer




Date:   November 14, 2000
                                                /s/  Denis K. Sheahan
                                                    Denis K. Sheahan
                                                Chief Financial Officer
                                                      and Treasurer
