Form 10-Q/A
period 2000-09-30
INDEPENDENT BANK CORP
filed 2000-11-16
CIK 776901

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

"Note: This Form 10-Q/A for the quarterly period ended September 30, 2000 is being filed solely to add additional information which was inadvertently omitted from Part II of the Form 10-Q for the quarterly period ended September 30, 2000 filed with Securities Exchange Commission on November 14, 2000. The following information has been added: the description of the change to the Company's By-laws found in Part II, Item 2 Changes In Securities; and, the related exhibit containing the revised By-Law now referred to in Part II, Item 6 Exhibits and Reports on Form 8-K."

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings - None



Item 2.  Changes in Securities

         Common Stock, $.01 par value: Pursuant to authority granted in section 6A of the articles of Organization and Article Tenth of the By-laws of the Company, on September 14, 2000, the Company's Board of Directors voted to amend and restate Section 2 of the Company's By-laws to increase the percentage of shares of capital stock necessary to call a special meeting of the stockholders from one-half to two thirds. Such increase would generally make it more difficult for stockholders to call a special meeting.

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

Item 5.  Other Information

                      The financial information detailed below is included hereafter in this report:

                      Consolidated Statements of Changes in Stockholders' Equity
                           Nine months ended September 30, 2000 and the year ended December 31, 1999

                      Consolidated Average Balance Sheet and Average Rate
                           Data - Nine months and three months ended
                           September 30, 2000 and 1999.

Item 6.  Exhibits and Reports on Form 8-K

                      (a) Exhibits



                             NO.                                      PAGE
                             ---                                      ----
                             3(ii) By-Law                              E-1
                             27    Financial Data Schedule             E-2



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


                                     INDEPENDENT BANK CORP.
                                          (registrant)


Date:   November 16, 2000                       /s/  Douglas H. Philipsen
                                                    Douglas H. Philipsen
                                           President, Chairman of the Board and
                                                  Chief Executive Officer




Date:   November 16, 2000
                                                /s/  Denis K. Sheahan
                                                    Denis K. Sheahan
                                                Chief Financial Officer
                                                      and Treasurer
