Form 10-K405
period 2000-12-31
INDEPENDENT BANK CORP
filed 2001-03-29
CIK 776901

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-K

            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000
                                       or

            |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ____ to ____

                         Commission File Number: 1-9047

                             Independent Bank Corp.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Massachusetts                                      04-2870273
---------------------------------------------               --------------------
(State or other jurisdiction of incorporation                 (I.R.S. Employer
            or organization)                                 Identification No.)

             288 Union Street
          Rockland, Massachusetts                                  02370
---------------------------------------------               --------------------
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

|X| Yes  |_| No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

As of February 28, 2001, the aggregate market value of the 207,765,518 shares of Common Stock of the Registrant issued and outstanding on such date, excluding 1,960,961 shares held by all directors and executive officers of the Registrant as group, was $179,209,203. This figure is based on the closing sale price of $14.56 per share on February 28, 2001, as reported in The Wall Street Journal on March 1, 2001.

Number of shares of Common Stock outstanding as of February 28, 2001: 14,267,160

                       DOCUMENTS INCORPORATED BY REFERENCE

      List hereunder the following documents incorporated by reference and the Part of Form 10-K into which the document is incorporated:

(1) Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 2000 are incorporated into Part II, Items 5-8 of this Form 10-K.

(2) Portions of the Registrant's definitive proxy statement for its 2000 Annual Meeting of Stockholders are incorporated into Part III, Items 10-13 of this Form 10-K.

PART 1.

Item 1. Business

      General. Independent Bank Corp. (the "Company") is a state chartered, federally registered bank holding company headquartered in Rockland, Massachusetts. The Company is the sole stockholder of Rockland Trust Company ("Rockland" or "the Bank"), a Massachusetts trust company chartered in 1907. The Company is a community-oriented commercial bank. The community banking business consists of commercial banking, retail banking and trust services and is managed as a single strategic unit. The community banking business derives its revenues from a wide range of banking services, including lending activities, acceptance of demand, savings and time deposits, trust and investment management, and mortgage servicing income from investors. Rockland offers a full range of community banking services through its network of 51 banking offices, nine commercial lending centers, and three asset management and trust services offices located in the Plymouth, Norfolk, Barnstable and Bristol Counties of Southeastern Massachusetts. At December 31, 2000, the Company had total assets of $1.95 billion, total deposits of $1.49 billion, stockholders' equity of $114.7 million, and 683 full-time equivalent employees.

      The conclusion of the year 2000 marked the end of a two-year period of substantial progress for the Company and the Bank. The highlight of this progress was the acquisition by Rockland on August 4, 2000 of 16 branches (including associated deposits and loans) that were formerly owned by Fleet National Bank and Sovereign Bank. This purchase increased the size of Rocklands branch network by 50%. The acquisition of these 16 branches included 14 on Cape Cod and two in Brockton. Rockland has long sought entry onto the Cape as an attractive source of stable core deposits, small businesses lending and asset management and trust services opportunities.

      In 1997, Independent Capital Trust I ("Trust I") was formed for the purpose of issuing trust preferred securities (the "Trust Preferred Securities") and investing the proceeds of the sale of these securities in $29.64 million of 9.28% junior subordinated debentures issued by the Company. A total of $28.75 million of 9.28% Trust Preferred Securities were issued by Trust I and are scheduled to mature in 2027 callable at the option of the Company after May 19, 2002. For further information on the Trust Preferred Securities, see Footnote 14 of the Notes to Consolidated Financial Statements included in the Company's 2000 Annual Report to Stockholders.

      On January 31, 2000, Independent Capital Trust II ("Trust II") was formed for the purpose of issuing trust preferred securities (the "Trust Preferred Securities") and investing the proceeds of the sale of these securities in $25.8 million of 11% junior subordinated debentures issued by the Company. A total of $25 million of 11% Trust Preferred Securities were issued by Trust II and are scheduled to mature in 2030, callable at the option of the Company after January 31, 2002. For further information on the Trust Preferred Securities, see Footnote 14 of the Notes to Consolidated Financial Statements included in the Company's 2000 Annual Report to Stockholders.

      For the year ended December 31, 2000, the Company recorded net income of $15.2 million, a decrease of 10.8% from 1999 earnings of $17.0 million. The 2000 results reflect a 16.7% increase in net interest income, an 11% increase in non-interest income and an increase of 30.6% in non-interest expenses including special charges. For the year ended December 31, 2000, excluding special charges, the Company reported a 3.0% increase in operating earnings to $17.5 million. This increase in operating earnings was due to a $10.3 million or 16.7% increase in net interest income. Non-interest income increased $1.6 million, or 11.0%, and non-interest expenses increased $10.3 million, or 22.7%, from 1999 to 2000. Special charges for the year ended December 31, 2000 totaled $3.6 million. They were compromised of three items: system conversion charges of $1.3 million; expense of $1.3 million associated with the Fleet National Bank and Sovereign branch acquisition; and, as previously announced in April and recorded as a $1.0 million pre-tax charge in the second quarter of 2000, an unfavorable judgment was entered against the Bank in Plymouth Superior Court concerning a proposed commercial loan transaction that was never consummated.

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

      On August 4, 2000 the Company and the Bank acquired 12 Massachusetts branches from Fleet National Bank and 4 branches and associated loans and deposits from Sovereign Bank, which added $336 million in deposits, and $134.3 million of commercial, commercial real estate and consumer loans. The acquisition resulted from the divestiture of Fleet branches after its merger with BankBoston. This acquisition has been accounted for using the purchase method of accounting. Under purchase accounting, the acquired assets and liabilities are recognized at their fair value as of the date of the acquisition. Goodwill of $38.3 million generated by this transaction is being amortized on a straight-line basis over 15 years. Financial results of the acquired branches have been included in the Company's operations beginning on August 4, 2000.

      The branches which opened as Rockland Trust offices on August 7, 2000 provide an expanded presence in Brockton and a powerful entrance into the Cape Cod market. In addition, the Company opened a de novo branch in Falmouth, Massachusetts on August 28, 2000, thereby achieving complete coverage of the major population centers on Cape Cod. In preparation for these transactions, Rockland Trust had converted its data processing systems and application software in June 2000. On October 6, 2000 the Bank's data processing functions relocated to Plymouth, the geographic center of the Company's expanded franchise. This new facility will provide improved technology, telecommunications, and working adjacencies.

Lending Activities

      General. The Bank's gross loan portfolio amounted to $1.19 billion on December 31, 2000 or 60.8% of total assets on that date. The Bank classifies loans as commercial, real estate, or consumer. Commercial loans consist primarily of loans to businesses for working capital and other business related purposes and floor plan financing. Real estate loans are comprised of commercial mortgages that are secured by nonresidential properties, residential mortgages that are secured primarily by owner-occupied residences and mortgages for the construction of commercial and residential properties. Consumer loans consist of installment obligations, the majority of which are automobile loans, home equity loans and other consumer loans.

      The Bank's borrowers consist of small-to-medium sized businesses and retail customers. The Bank's market area is generally comprised of Plymouth, Norfolk, Barnstable and Bristol Counties located in Southeastern Massachusetts. Substantially all of the Bank's commercial and consumer loan portfolios consist of loans made to residents of and businesses located in Southeastern Massachusetts. The majority of the real estate loans in the Bank's loan portfolio are secured by properties located within this market area.

      In accordance with governing banking statutes, Rockland is permitted, with certain exceptions, to make loans and commitments to any one borrower, including related entities, in the aggregate amount of not more than 20% of the Bank's stockholders' equity, or $32.9 million at December 31, 2000. Notwithstanding the foregoing, the Bank has established a more restrictive limit of not more than 75% of the Bank's legal lending limit, or $24.7 million at December 31, 2000, which may only be exceeded with the approval of the Board of Directors. There were no borrowers whose total indebtedness aggregated or exceeded $24.7 million as of December 31, 2000.

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

                                                                        December 31,
                   ----------------------------------------------------------------------------------------------------------------
                             2000                     1999                  1998                 1997                   1996
                   ----------------------------------------------------------------------------------------------------------------
                                                                        (Dollars in
                                                                         Thousands)
                       Amount   Percent       Amount       Percent   Amount      Percent   Amount     Percent    Amount     Percent
                      -------   -------    -----------     -------  --------     -------  --------    -------   --------    -------
Commercial            134,227      11.3%   $   126,815      12.4%   $119,585      12.6%   $130,793      15.3%   $118,570      16.7%
Real estate:
   Commercial         442,120      37.3        321,526      31.1     260,574      27.3     239,517      27.9     273,284      38.6
   Residential        161,675      13.6        157,502      15.2     148,750      15.6     153,868      18.0     121,435      17.1
   Construction        45,338       3.8         38,503       3.7      50,923       5.3      45,786       5.3           0       0.0
Consumer:
   Installment        327,161      27.6        332,248      32.1     326,065      34.1     238,401      27.8     132,367      18.7
   Other               76,177       6.4         57,359       5.5      49,046       5.1      48,439       5.7      63,001       8.9
                   ----------     -----    -----------     -----    --------     -----    --------     -----    --------     -----
Gross Loans         1,186,698     100.0%     1,033,953     100.0%    954,943     100.0%    856,804     100.0%    708,657     100.0%
                   ----------     -----    -----------     -----    --------     -----    --------     -----    --------     -----
Unearned Discount       1,934                    5,443                13,831                28,671                13,251
Reserve for
   Possible Loan
   Losses              15,493                   14,958                13,695                12,674                12,221
Net Loans          $1,169,271              $ 1,013,552              $927,417              $815,458              $683,185

      The Company's outstanding loans grew by 15.2% in 2000, following a 9.3% increase in 1999. The Bank acquired $134.3 million in commercial, commercial real estate, and consumer loans from Fleet National Bank and Sovereign Bank as part of the branch acquisition. Excluding the loans acquired, total commercial and commercial real estate loans increased by $41.1 million, or 9.1%. The installment loan portfolio, however, decreased by $10.4 million, or 3.2% as a result of market conditions.

      Real estate loans comprised 54.7% of gross loans at December 31, 2000, as compared to 50.0% at December 31, 1999. Commercial real estate loans have reflected increases over the last two years of $120.6 million, or 37.5%, in 2000, and $61.0 million, or 23.4%, in 1999. The 2000 increases are primarily due to the acquisition. Residential real estate loans increased $4.2 million, or 2.6%, in 2000, and increased $8.8 million, or 5.9% in 1999. The majority of residential mortgage loans originated were sold in the secondary market. During 2000, the Bank sold $48.6 million of the current production of residential mortgages as part of its overall asset/liability management. Real estate construction loans increased $6.8 million, or 17.8%, in 2000, following a decrease of $12.4 million, or 24.4%, in 1999.

      Consumer installment loans, net of unearned discount, decreased $1.6 million, or 0.5%, in 2000 and increased $14.6 million, or 4.7%, during 1999. The decrease in 2000 is due to the decline in interest rates on indirect automobile lending to the point that, in management's opinion; the risk inherent was not adequately covered in the interest yield. As of December 31, 2000 and 1999, automobile loans represented 69.9% and 77.9%, respectively, of the Bank's consumer loan portfolio. Other consumer loans have consisted primarily of cash reserve loans. Introduced in 1992, cash reserve loans are designed to afford the Bank's customers overdraft protection. The balances of these loans increased $18.8 million, or 32.8%, in 2000 and $8.3 million, or 16.9%, in 1999.

      The following table sets forth the scheduled contractual amortization of the Bank's loan portfolio at December 31, 2000. Loans having no schedule of repayments or no stated maturity are reported as due in one year or less. The following table also sets forth the rate structure of loans scheduled to mature after one year.

                                           Real Estate -   Real Estate -   Real Estate -   Consumer -      Consumer -
                             Commercial     Commercial     Residential     Construction    Installment       Other         Total
                            -------------------------------------------------------------------------------------------------------
                                                                           (Dollars In
                                                                            Thousands)
Amounts due in:
One year or less                $98,902       $107,017         $41,782        $29,991         $92,468        $58,639      $428,799
After one year through
   five years                    33,353        248,224          62,954          8,673         209,018         12,427       574,649
Beyond five years                 1,972         86,879          56,939          6,674          25,675          5,111       183,250
                               --------       --------        --------        -------        --------        -------    ----------
Total                          $134,227       $442,120        $161,675        $45,338        $327,161        $76,177    $1,186,698
                               --------       --------        --------        -------        --------        -------    ----------
Interest rates on
   amounts due after
   one year:
Fixed Rate                      $35,325       $329,155        $107,106        $15,347        $234,693         17,538      $739,164
Adjustable Rate                       0          5,948          12,787              0               0              0        18,735

      Generally, the actual maturity of loans is substantially less than their contractual maturity due to prepayments and, in the case of real estate loans, due-on-sale clauses, which generally gives the Bank the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells the property subject to the mortgage and the loan is not repaid. The average life of real estate loans tends to increase when current real estate loan rates are higher than rates on mortgages in the portfolio and, conversely, tends to decrease when rates on mortgages in the portfolio are higher than current real estate loan rates. Under the latter scenario, the weighted average yield on the portfolio tends to decrease as higher yielding loans are repaid or refinanced at lower rates. Due to the fact that the Bank may, consistent with industry practice, "roll over" a significant portion of commercial and commercial real estate loans at or immediately prior to their maturity by renewing the loans on substantially similar or revised terms, the principal repayments actually received by the Bank are anticipated to be significantly less than the amounts contractually due in any particular period. In addition, a loan, or a portion of a loan, may not be repaid due to the borrower's inability to satisfy the contractual obligations of the loan. As of December 31, 2000, $0.5 million of loans scheduled to mature within one year were nonperforming. See "Lending Activities - Nonperforming Assets."

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

      Sale of Loans. The Bank's residential real estate loans are generally originated in compliance with terms, conditions and documentation which permit the sale of such loans to the Federal Home Loan Mortgage Corporation ("FHLMC"), the Federal National Mortgage Association ("FNMA"), the Government National Mortgage Association ("GNMA"), and other investors in the secondary market. The majority of fixed rate, long term residential mortgages originated by the Bank are sold without recourse in the secondary market. Loan sales in the secondary market provide funds for additional lending and other banking activities. The Bank generally retains the servicing on the loans sold. As part of its asset/liability management strategy, the Bank may retain a portion of adjustable-rate residential real estate loans or fixed-rate residential real estate loans. During 2000, the Bank originated $76.1 million in residential real estate loans of which $27.2 million was retained in its portfolio.

      The principal balance of loans serviced by the Bank for investors amounted to $259.7 million at December 31, 2000 and $256.8 million at December 31, 1999. Under its mortgage servicing arrangements, the Bank generally continues to collect payments on loans, to inspect the mortgaged property, to make insurance and tax advances on behalf of borrowers and to otherwise service the loans and receives a fee for performing these services. Net servicing fee income amounted to $520,000 and $918,000 for the years ended December 31, 2000 and 1999, respectively. The servicing release premium on sold loans was approximately $184,000 in 2000 and $124,000 in 1999. Loan origination fees that relate to loans sold by the Bank are recognized as non-interest income at the time of the loan sale. Under its sales agreements, the Bank pays the purchaser of mortgage loans a specified yield on the loans sold. The difference, after payment of any guarantee fee, is retained by the Bank and recognized as fee income over the life of the loan. In addition, loans may be sold at a premium or a discount with any resulting gain or loss recognized at the time of sale. Effective January 1, 1997 the Bank adopted SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," as amended by SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of Financial Accounting Standards Board (FASB) Statement No. 125." This statement, which supercedes SFAS No.122, "Accounting for Mortgage Servicing Rights," provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. As of December 31, 2000, and 1999, the loan servicing asset was $1.4 million and $1.6 million, respectively.

      The Financial Accounting Standards Board (FASB) has issued "Statement of Financial Accounting Standards" (SFAS) No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and rescinds SFAS Statement No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company has quantified the impact of provisions effective for 2000 and the adoption did not have a material impact on the financial position or results of operations. The Company has not yet quantified the remaining provisions effective in 2001, however, the Company does not expect that the adoption of this statement will have a material impact on its financial position or results of operations.

      Commercial Loans. The Bank offers secured and unsecured commercial loans for business purposes, including issuing letters of credit. At December 31, 2000, $134.2 million, or 11.3%, of the Bank's gross loan portfolio consisted of commercial loans, compared to $126.8 million, or 12.4%, at December 31, 1999.

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

      The Bank's commercial revolving lines of credit generally are for the purpose of providing working capital to borrowers and may be secured or unsecured. Collateral for commercial revolving lines of credit may consist of accounts receivable, inventory or both, as well as other corporate assets. Generally, the Bank will lend up to 80% of accounts receivable, provided that such receivables have not aged more than 60 days and/or up to 20% to 40% of the value of raw materials and finished goods inventory securing the line. Commercial revolving lines of credit generally are reviewed on an annual basis and usually require substantial repayment of principal during the course of a year. At December 31, 2000, the Bank had $54.5 million outstanding under commercial revolving lines of credit and $73.3 million of unused commitments under such lines on that date.

      The Bank's standby letters of credit generally are secured, have terms of not more than one year, and are reviewed for renewal. As of December 31, 2000, the Bank had $6.5 million in outstanding commitments pursuant to standby letters of credit. The Commercial Lending Division manages these facilities.

      The Bank also provides automobile and, to a lesser extent, boat and other vehicle floor-plan financing. Floor-plan loans, which are secured by the automobiles, boats, or other vehicles constituting the dealer's inventory, amounted to $15.5 million as of December 31, 2000. Upon the sale of a floor-plan unit, the proceeds of the sale are applied to reduce the loan balance. In the event a unit financed under a floor-plan line of credit remains in the dealer's inventory for an extended period, the amount of the outstanding balance is reduced with respect to such unit. Bank personnel make unannounced periodic inspections of each dealer to review the value and condition of the underlying collateral.

      Real Estate Loans. The Bank's real estate loans consist of loans secured by commercial properties, loans secured by one-to-four family residential properties, and construction loans. As of December 31, 2000, the Bank's loan portfolio included $442.1 million in commercial real estate loans, $161.7 million in residential real estate loans and $45.3 million in construction loans.

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

      Rockland originates both fixed-rate and adjustable-rate residential real estate loans. The Bank will lend up to 100% of the lesser of the appraised value of the property securing the loan or the purchase price, and generally requires borrowers to obtain private mortgage insurance when the amount of the loan exceeds 80% of the value of the property. The rates of these loans are typically competitive with market rates. As previously noted, the Bank's residential real estate loans are generally originated only under terms, conditions and documentation, which permit sale in the secondary market.

      The Bank generally requires title insurance protecting the priority of its mortgage lien, as well as fire and extended coverage casualty insurance in order to protect the properties securing its residential and other real estate loans. Independent appraisers appraise properties securing all of the Bank's first mortgage real estate loans.

      Construction loans are intended to finance the construction of residential and commercial properties, including loans for the acquisition and development of land or rehabilitation of existing homes. Construction loans generally have terms of six months, but not more than two years. They usually do not provide for amortization of the loan balance during the term. The majority of the Bank's commercial construction loans have floating rates of interest based upon the Rockland Base rate or, in some cases, the prime rate published daily in the Wall Street Journal

      A significant portion of the Bank's construction lending is related to one-to-four family residential development within the Bank's market area. The Bank typically has focused its construction lending on relatively small projects and has developed and maintains a relationship with a significant number of homebuilders in Plymouth, Norfolk, and Bristol Counties. As of December 31, 2000, $10.9 million, or 24.1%, of total construction loans at such date were for the development of one-to-four family residential lots or the construction of one-to-four family residences.

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

      Consumer Loans. The Bank makes loans for a wide variety of personal and consumer needs. Consumer loans primarily consist of installment loans and cash reserve loans. As of December 31, 2000, $403.3 million, or 34.0%, of the Bank's gross loan portfolio, consisted of consumer loans.

      The Bank's installment loans consist primarily of automobile loans, which amounted to $281.6 million at December 31, 2000. A substantial portion of the Bank's automobile loans are originated indirectly by a network of approximately 120 new and used automobile dealers located within the Bank's market area. Indirect automobile loans accounted for 80% and 88% of the Bank's total installment loan originations during 2000 and 1999, respectively. Although applications for such loans are taken by employees of the dealer, the loans are made pursuant to Rockland's underwriting standards using Rockland's documentation, and all indirect loans must be approved by a Rockland loan officer. In addition to indirect automobile lending, the Bank also originates automobile loans directly.

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

      The Bank's installment loans also include home equity, unsecured loans and loans secured by deposit accounts, loans to purchase motorcycles, recreational vehicles, motor homes, boats, or mobile homes. As of December 31, 2000, installment loans other than automobile loans amounted to $45.6 million. The Bank generally will lend up to 100% of the purchase price of vehicles other than automobiles with terms of up to three years for motorcycles and up to fifteen years for recreational vehicles.

      Home equity loans may be made as a term loan or under a revolving line of credit secured by a second mortgage on the borrower's residence. The Bank will originate home equity loans in an amount up to 80% of the appraised value or, without appraisal, up to 80% of the tax assessed value, whichever is lower, reduced for any loans outstanding secured by such collateral. As of December 31, 2000, there was $55.0 million in unused commitments under revolving home equity lines of credit.

      Cash reserve loans are made pursuant to previously approved unsecured cash reserve lines of credit. The rate on these loans is subject to change due to market conditions. As of December 31, 2000, an additional $21.2 million had been committed to but was unused under cash reserve lines of credit.

      Nonperforming Assets. The following table sets forth information regarding nonperforming assets held by the Bank at the dates indicated.

                                                  December 31,
                                 ----------------------------------------------
                                  2000      1999      1998      1997      1996
                                 ----------------------------------------------
                                              (Dollars in Thousands)
Loans past due 90 days or
more but still accruing          $  204    $  316    $1,026    $  737    $  516

Loans accounted for on a
nonaccrual basis (1)              4,210     3,338     4,330     5,154     3,946
                                 ------    ------    ------    ------    ------
Total non performing loans        4,414     3,654     5,356     5,891     4,462
                                 ------    ------    ------    ------    ------
Other real estate owned              --        --        --         2       271

Total nonperforming assets       $4,414    $3,654    $5,356    $5,893    $4,733
                                 ======    ======    ======    ======    ======

Restructured loans               $  657    $  694    $1,037    $1,400    $1,658
                                 ------    ------    ------    ------    ------
Nonperforming loans as a
percent of gross loans             0.37%     0.35%     0.56%     0.69%     0.63%
                                 ------    ------    ------    ------    ------
Nonperforming assets as a
percent of total assets            0.23%     0.23%     0.34%     0.43%     0.43%
                                 ======    ======    ======    ======    ======

      (1) Includes $.1 million of restructured, nonaccruing loans at December 31, 1997 and 1996 respectively, which were included in nonaccrual loans as of such dates. There were no restructured, nonaccruing loans at December 31, 1998 and 1999. In 2000 there were $5.2 million of restructured, nonaccruing loans.

      Gross interest income that would have been recognized for the years ended December 31, 2000 and 1999 if nonperforming loans at the respective dates had been performing in accordance with their original terms approximated $346,000 and $375,000 respectively. The actual amount of interest that was collected on these loans during each of those periods and included in interest income was approximately $21,000 and $50,000, respectively.

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

      Reserve for Possible Loan Losses. The reserve for possible loan losses is maintained at a level that management considers adequate to provide for potential loan losses based upon an evaluation of known and inherent risks in the loan portfolio. The reserve is increased by provisions for possible loan losses and by recoveries of loans previously charged-off and reduced by loan charge-offs. In 2000 the Bank established a separate "credit quality discount" reserve account that set aside $1.4 million of loan loss reserves which is not included in its existing reserve balance, rather it is recorded as a reduction of the loans acquired from Fleet National Bank and Sovereign Bank. Including this amount, the total reserve available for possible loan losses was $16.9 million at December 31, 2000. Determining an appropriate level of reserve for possible loan losses necessarily involves a high degree of judgment. For additional information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 hereof.

      The following table summarizes changes in the reserve for possible loan losses and other selected statistics for the periods presented.

                                                                             Year Ending December 31,
                                                         ------------------------------------------------------------
                                                            2000          1999         1998        1997        1996
                                                                             (Dollars In Thousands)
Average loans, net of unearned discount                  $1,086,608    $ 991,319     $884,205    $757,877    $657,749
                                                         ----------    ---------     --------    --------    --------
Reserve for Possible loan losses, beginning of year      $   14,958    $  13,695     $ 12,674    $ 12,221    $ 12,088
Charged-off loans
    Commercial                                                  207          415        1,206       1,140       1,252
    Real estate - commercial                                     --           --           --          95         228
    Real estate - residential                                    13            1          241         261         296
    Real estate - construction                                   --           --           --          --          --
    Consumer - installment                                    2,078        3,060        2,108         771         430
    Consumer - other                                            278          494          542         639         619
        Total charged-off loans                               2,576        3,970        4,097       2,906       2,825
                                                         ----------    ---------     --------    --------    --------
Recoveries on loans previously charged off
    Commercial                                                  265          522          630         546         573
    Real estate - commercial                                    125           67          258         265         241
    Real estate - residential                                     1          115            2           0          31
    Real estate - construction                                   --           --           --          --          --
    Consumer - installment                                      445          603          266         137         171
    Consumer - other                                              7           (1)           2         151         192
        Total recoveries                                        843        1,306        1,158       1,099       1,208
                                                         ----------    ---------     --------    --------    --------
Net loans charged-off                                         1,733        2,664        2,939       1,807       1,617
Provision for loan losses                                     2,268        3,927        3,960       2,260       1,750
                                                         ----------    ---------     --------    --------    --------
Reserve for possible loan losses, end of period          $   15,493    $  14,958     $ 13,695    $ 12,674    $ 12,221
                                                         ----------    ---------     --------    --------    --------
Credit quality discount on acquired loans                     1,375           --           --          --          --
                                                         ----------    ---------     --------    --------    --------
Total reserves available for loan losses, end of year    $   16,868    $  14,958     $ 13,695    $ 12,674    $ 12,221

Net loans charged-off as a percent of average
loans, net of unearned discount                                0.16%        0.27%        0.33%       0.24%       0.25%
Reserve for possible loan losses as a percent of
    loans, net of unearned discount                            1.31%        1.45%        1.46%       1.53%       1.76%
Reserve for possible loan losses as a percent of
     nonperforming loans                                     351.00%      409.36%      255.69%     215.14%     273.89%
Total reserves available for possible loan losses
     as a percentage of  loans, net of unearned
     discount (including credit quality discount)              1.42%        1.45%        1.46%       1.53%       1.76%
Total reserve for possible loan losses as a percent
     of nonperforming loans (including credit quality
     discount)                                               382.15%      409.36%      255.69%     215.14%     273.89%
Net loans charged-off as a percent of reserve for
     possible loan losses                                     11.19%       17.81%       21.46%      14.26%      13.23%
Recoveries as a percent of charge-offs                        32.73%       32.90%       28.26%      37.82%      42.76%

      The reserve for possible loan losses is allocated to various loan categories as part of the Bank's process for evaluating the adequacy of the reserve for possible loan losses. The following table sets forth-certain information concerning the allocation of the Bank's reserve for possible loan losses by loan categories at December 31, 2000. For information about the percent of loans in each category to total loans, see "Lending Activities - Loan Portfolio Composition and Maturity."

                             Allowance for        Credit Quality                       Percent of Total
                              Loan Losses           Discount             Total         Loans by Category
                                                       (Dollars In Thousands)
Commercial Loans                 $3,958                $273              $4,231               3.15%
Real Estate Loans                 8,913                 879               9,792               1.51%
Consumer Loans                    2,622                 223               2,845               0.71%
                                -------              ------             -------               ----
   Total Loans                  $15,493              $1,375             $16,868               1.42%

      As of December 31, 2000, the reserve for possible loan losses totaled $15.5 million. Based on the processes described above, management believes that the level of the reserve for possible loan losses at December 31, 2000 is adequate. Various regulatory agencies, as an integral part of their examination process, periodically review the Company's reserve for possible loan losses. Federal Reserve regulators most recently examined the Company in the first quarter of 2000 and the Bank was most recently examined by the Federal Deposit Insurance Corporation, ("FDIC") in the third quarter of 2000. No additional provision for possible loan losses was required as a result of these examinations.

Investment Activities

      The Bank's securities portfolio consists of U.S. Treasury and U.S. Government Agency securities, mortgage-backed securities, and debt securities issued by other institutions. Most of these securities are investment grade debt obligations with average maturities of five years and less. Government and government agency securities entail a lesser degree of risk than loans made by the Bank by virtue of the guarantees that back them, require less capital under risk-based capital rules than non-insured or non-guaranteed mortgage loans, are more liquid than individual mortgage loans, and may be used to collateralize borrowings or other obligations of the Bank. However, these securities are subject to prepayment risk, which could result in significantly less future income than would have been the case based on the contractual coupon rate and term. The Bank views its securities portfolio as a source of income and, with regard to maturing securities, liquidity. Interest and principal payments generated from securities also provide a source of liquidity to fund loans and meet short-term cash needs. The Bank's securities portfolio is managed in accordance with the Rockland Trust Company Investment Policy adopted by the Board of Directors. The Chief Executive Officer or the Chief Financial Officer may make investments with the approval of one additional member of the Asset/Liability Management Committee, subject to limits on the type, size and quality of all investments, which are specified in the Investment Policy. The Bank's Asset/Liability Management Committee, or its designee, is required to evaluate any proposed purchase from the standpoint of overall diversification of the portfolio.

      The investment portfolio includes securities which management intends to hold until maturity, securities available for sale and trading assets. This classification of the securities portfolio is required by Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting For Certain Investments in Debt and Equity Securities," which the Bank adopted effective January 1, 1994.

      Securities held to maturity as of December 31, 2000 are carried at their amortized cost of $195.4 million and exclude gross unrealized gains of $1.4 million and gross unrealized losses of $8.2 million. A year earlier, securities held to maturity totaled $229.0 million, excluding gross unrealized gains of $0.5 million and gross unrealized losses of $10.9 million.

      Securities available for sale are carried at fair market value and unrealized gains and losses, net of the related tax effect, are recognized as a separate component of stockholders' equity. The fair market value of securities available for sale at December 31, 2000 totaled $387.5 million, and net unrealized gains totaled $3.0 million. A year earlier, securities available for sale were $201.6 million, with net unrealized losses of $3.8 million. The Bank realized a gain of $106,000 and $34,000 on the sale of available-for-sale securities in 2000 and 1999, respectively. The Bank had investments in marketable equity securities at December 31, 2000 of $479,000 and $486,000 in 1999.

      The following table sets forth the amortized cost and percentage distribution of securities held to maturity at the dates indicated. For additional information, see Note 4 to the Consolidated Financial Statements included in Item 8 hereof.

                                                                At December 31,
                               ------------------------------------------------------------------------------
                                             2000                      1999                     1998
                               ------------------------------------------------------------------------------
                                     Amount         Percent     Amount      Percent     Amount     Percent
                                    -------         -------    --------     -------    --------    -------
                                                          (Dollars in Thousands)
U.S. treasury and
    Government agency
    Securities                       21,712          11.1%      $25,996      11.4%      $29,197      10.3%
Mortgage-backed securities           77,524          39.7%      101,081      44.1%      143,292      50.3%
Collateralized mortgage
    obligations                       3,563           1.8%        5,666      2.5.%       17,799       6.2%
State. County, and municipal
    securities                       38,284          19.6%       41,984      18.3%       40,365      14.2%
Other investment securities          54,333          27.8%       54,316      23.7%       54,291      19.0%
                                    -------         -----      --------     -----      --------     -----
                                    195,416         100.0%     $229,043     100.0%     $284,944     100.0%
                                    =======         =====      ========     =====      ========     =====

      The following table sets forth the fair market value and percentage distribution of securities available for sale at the dates indicated. For additional information, see Note 4 to the Consolidated Financial Statements included in Item 8 hereof.

                                                                At December 31,
                               ------------------------------------------------------------------------------
                                             2000                   1999                    1998
                               -------------------------------------------------------------------------------
                                     Amount      Percent     Amount      Percent     Amount     Percent
                                    -------      -------    --------     -------    --------    -------
                                                          (Dollars in Thousands)
U.S Treasury and U.S
Government Agency Securities        $45,242       11.7%       $8,467       4.2%        $9,045      4.6%
Mortgage-Backed Securities          265,278       68.5%      121,881      60.5%       137,410     70.4%
Collateralized Mortgage
Obligations                          76,956       19.8%       71,266      35.3%        48,320     24.8%
Other Securities                                                                          424        2%
                                   --------      -----      --------     -----       --------    -----
                                   $387,476      100.0%     $201,614     100.0%      $195,199    100.0%
                                   ========      =====      ========     =====       ========    =====

      At December 31, 2000 and 1999, the Bank had no investments in obligations of individual states, counties or municipalities which exceeded 10% of stockholders' equity. In addition, there were no sales of these securities in 2000 or 1999.

Sources of Funds

      Deposits. Deposits obtained through Rockland's branch banking network have traditionally been the principal source of the Bank's funds for use in lending and for other general business purposes. The Bank has built a stable base of in-market core deposits from the residents of and businesses located in Southeastern Massachusetts and Cape Cod. Rockland offers a range of demand deposits, interest checking, money market accounts, savings accounts and time certificates of deposit. Interest rates on deposits are based on factors that include loan demand, deposit maturities, and interest rates offered by competing financial institutions in the Bank's market area. The Bank believes it has been able to attract and maintain satisfactory levels of deposits based on the level of service it provides to its customers, the convenience of its banking locations, and its interest rates that are generally competitive with those of competing financial institutions.

      As of December 31, 2000, deposits of $1,489.2 million were $407.4 million, or 37.7% higher than the prior year-end. The acquired deposits represented $322.7 million of this improvement at December 31, 2000. Excluding the acquired deposits, deposits increased by $84.7 million, or 7.8%. Newly opened deposit accounts and a strong economy were the primary contributors to this improvement. The Bank has the ability to solicit brokered deposits as an alternative source of funds. On December 31, 2000 and 1999 Rockland had $30 million and $20 million respectively of brokered deposits.

      Rockland's branch locations are supplemented by the Bank's Trust/24 and debit cards which may be used to conduct various banking transactions at automated teller machines ("ATMs") maintained at each of the Bank's full-service offices and 6 additional locations. The Trust/24 and debit cards also allow customers access to the "NYCE" regional ATM network, as well as the "Cirrus" nationwide ATM network. In addition Rockland has joined the SUM network, which allows access to over 2,500 surcharge-free ATM's throughout New England. Most importantly for our customers, the City of Boston has over 80 ATM locations as part of SUM. These networks provide the Bank's customer's access to their accounts through ATMs located throughout Massachusetts, the United States, and the world.

      The following table sets forth the average balances of the Bank's deposits for the periods indicated.

                                             2000                        1999                       1998
                                 ----------------------------------------------------------------------------------
                                                                 (Dollars in Thousands)
                                      Amount        Percent     Amount          Percent      Amount       Percent
                                      ------        -------     ------          -------      ------       -------
Demand deposits                      $277,777          22.1%    $220,727           20.8%    $195,583        19.9%
Savings and Interest Checking         315,943          25.1%     280,441           26.5%     266,093        27.1%
Money Market and Super
Interest Checking
accounts                              148,469          11.8%     108,415           10.2%     107,956        11.0%
Time deposits                         514,673          41.0%     450,425           42.5%     411,801        42.0%
                                   ----------       ------    ----------         -----      --------       -----
Total                              $1,256,862       100.00%   $1,060,008         100.0%     $981,433       100.0%
                                   ==========       ======    ==========         =====      ========       =====

      The Bank's simple interest-bearing time certificates of deposit of $100,000 or more totaled $81.9 million at December 31, 2000. The maturity of these certificates are as follows: $72.8 million within three months; $5.1 million 3 to 6 months and $3.9 million 6 through 12 months.

      Borrowings. Borrowings consist of short-term and intermediate-term obligations. Short-term borrowings consist primarily of federal funds purchased; assets sold under repurchase agreements, and treasury tax and loan notes. The Bank has established two federal funds lines of $20 million. The Bank also obtains funds under repurchase agreements. In a repurchase agreement transaction, the Bank will generally sell a security agreeing to repurchase either the same or a substantially identical security on a specified later date at a price slightly greater than the original sales price. The difference in the sale price and purchase price is the cost of the proceeds. The securities underlying the agreements are delivered to the dealer who arranges the transactions as security for the repurchase obligation. Payments on such borrowings are interest only until the scheduled repurchase date, which generally occurs within a period of 30 days or less. Repurchase agreements represent a non-deposit funding source for the Bank. However, the Bank is subject to the risk that the lender may default at maturity and not return the collateral. In order to minimize this potential risk, the Bank only deals with established investment brokerage firms when entering into these transactions. The Bank has repurchase agreements with five major brokerage firms. Borrowings under these agreements are classified as assets sold under repurchase agreements. At December 31, 2000, the Bank had $19.7 million outstanding under repurchase agreements. The Bank also utilizes customer repurchase agreements as an additional source of funds. The balance outstanding was $51.8 million at December 31, 2000.

      In July 1994, Rockland became a member of the Federal Home Loan Bank ("FHLB") of Boston. Among the many advantages of this membership, this affiliation provides the Bank with access to approximately $479 million of short-to-medium term borrowing capacity as of December 31, 2000, based on the Bank's assets at that time. At December 31, 2000, the Bank had $191.2 million outstanding in FHLB borrowings with initial maturities ranging from 1 month to 10 years.

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

      The following table sets forth the Bank's borrowings at the dates indicated.

                                                      At December 31,
                                            ------------------------------------
                                              2000          1999          1998
                                            ------------------------------------
                                                      (in Thousands)
Federal funds purchased                     $  4,540      $  6,170      $  5,025
Assets sold under repurchase                  71,485        87,196        77,351
   agreements                                  7,794         9,877           471
Treasury tax and loan notes                  191,224       256,224       313,724
                                            --------      --------      --------
Federal Home Loan Bank
   borrowings                               $275,043      $359,467      $396,571
                                            ========      ========      ========

      The following table presents certain information regarding the Bank's short-term borrowings at the dates and for the periods indicated.

                                                          At or For the Year Ended December 31,
                                                        ---------------------------------------
                                                          2000           1999            1998
                                                        ---------------------------------------
                                                               (Dollars in Thousands)
Balance outstanding at end of year                      $ 83,819       $103,243         $82,847
Average daily balance outstanding                        106,973         88,215          66,403
Maximum balance outstanding at any month-end             140,162        103,248          89,741
Weighted average interest rate for the year                5.26%          4.83%           5.39%
Weighted average interest rate at end of year              5.15%          4.86%           4.72%

Asset Management and Trust Services

      Rockland's Asset Management and Trust Services ("AM&TS") Division offers a variety of services, including assistance with investments, estate planning, custody services, employee benefit plans, and tax planning, which are provided primarily to individuals and small businesses located in Southeastern Massachusetts. In addition, the Bank acts as executor or administrator of estates and as trustee for various types of trusts. As of December 31, 2000, the AM&TS Division maintained approximately 1,500 trust/fiduciary accounts, with an aggregate market value of over $490.0 million on that date. Income from the AM&TS Division amounted to $4.5 million and $4.1 million, for 2000 and 1999, respectively.

      Accounts maintained by the AM&TS Division consist of "managed" and "non-managed" accounts. "Managed accounts" are those accounts for which Rockland has responsibility for administration and investment management and/or investment advice. "Non-managed" accounts are those accounts for which Rockland acts as a custodian. The Bank receives fees dependent upon the level and type of service(s) provided.

      The administration of trust and fiduciary accounts is monitored by the Trust Committee of the Bank's Board of Directors. The Trust Committee has delegated administrative responsibilities to two committees - one for investments and one for administration - comprised of Trust and Financial Services Division officers who meet not less than monthly.

      On March 1, 1999, the Bank entered into a two year agreement with Liberty Securities Corporation for the sale of mutual fund shares, unit investment trust shares, interests in direct participation programs, similar non-insurance investment products, and general securities brokerage services. Liberty Securities Corporation has placed their Registered Representatives on-site to sell these services to our customer base. Paid insurance fees for year 2000 were $293,030, paid security fees were $126,963 and total commissions earned by the bank 2000 were $419,993.

Forward-Looking Information

      The preceding Management's Discussion and Analysis and Notes to Consolidated Financial Statements of this Form 10-K may contain certain forward-looking statements, including without limitation, statements regarding
(i) the level of reserve for possible loan losses, (ii) the rate of delinquencies and amounts of charge-offs and (iii) the rates of loan growth. Moreover, the Company may from time to time, in both written reports and oral statements by Company management, express its expectations regarding future performance of the Company. These forward-looking statements are inherently uncertain and actual results may differ from Company expectations. The following factors which, among others, could impact current and future performance include but are not limited to: (i) adverse changes in asset quality and resulting credit risk-related losses and expenses; (ii) adverse changes in the economy of the New England region, the Company's primary market, (iii) adverse changes in the local real estate market, as most of the Company's loans are concentrated in Southeastern Massachusetts and a substantial portion of these loans have real estate as collateral; (iv) fluctuations in market rates and prices which can negatively affect net interest margin asset valuations and expense expectations; and (v) changes in regulatory requirements of federal and state agencies applicable to banks and bank holding companies, such as the Company and Rockland, which could have materially adverse effect on the Company's future operating results. When relying on forward-looking statements to make decisions with respect to the Company, investors and others are cautioned to consider these and other risks and uncertainties.

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

      The Gramm-Leach-Bliley Act of 1999, discussed above, permits financial holding companies (a new type of bank holding company) to engage in a broader range of financial activities than traditional bank holding companies, subject to the requirements of the Act.

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

      The Company currently is in compliance with the above-described regulatory capital requirements. At December 31, 2000, the Company had Tier 1 capital and total capital equal to 8.50% and 10.97% of total risk-adjusted assets, respectively, and Tier 1 leverage capital equal to 5.86% of total assets. As of such date, Rockland complied with the applicable federal regulatory capital requirements, with Tier 1 capital and total capital equal to 9.51% and 10.70% of total risk-adjusted assets, respectively, and Tier 1 leverage capital equal to 6.57% of total assets.

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

      Deposit Insurance Premiums. Rockland currently pays deposit insurance premiums to the FDIC based on a single, uniform assessment rate established by the FDIC for all BIF-member institutions. The assessment rates range from 0% to 0.27%. Under the FDIC's risk-based assessment system, institutions are assigned to one of three capital groups which assignment is based solely on the level of an institution's capital - "well capitalized, " "adequately capitalized," and "undercapitalized" - which are defined in the same manner as the regulations establishing the prompt corrective action system under Section 38 of the Federal Deposit Insurance Act ("FDIA"), as discussed below. These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with rates ranging from 0% for well capitalized, healthy institutions to .27% for undercapitalized institutions with substantial supervisory concerns. Rockland is presently "well capitalized" and as a result, Rockland was not subject to any FDIC premium obligation as of January 1, 2001.

      The FDIC Board of Directors voted in 1996 to collect an assessment against BIF assessable deposits to be paid to the Financing Corporation (FICO). The actual assessment rates are approximately 8.28 basis points, on an annual basis, for BIF assessable deposits and SAIF assessable deposits.

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

      Prompt Corrective Action. Under Section 38 of the FDIA, as amended by the Federal Deposit Insurance Corporation Improvement Act ("FDICIA"), each federal banking agency has broad powers to implement a system of prompt corrective action to resolve problems of institutions which it regulates which are not adequately capitalized. Under FDICIA, a bank shall be deemed to be (i) "well capitalized" if it has total risk-based capital of 10.0% or more, has a Tier 1 risk-based capital ratio of 6.0% or more, has a Tier 1 leverage capital ratio of 5.0% or more and is not subject to any written capital order or directive; (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more, a Tier 1 leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized"; (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, or a Tier 1 risk-based capital ratio that is less than 4.0% or a Tier 1 leverage capital ratio of less than 4.0% (3.0% under certain circumstances); (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, or a Tier 1 risk-based capital ratio that is less than 3.0%, or a Tier 1 leverage capital ratio that is less than 3.0%; and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. FDICIA also specifies circumstances under which a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized). As of December 31, 2000, Rockland was deemed a "well-capitalized institution" for this purpose.

      Brokered Deposits. FDICIA restricts the use of brokered deposits by certain depository institutions. Well capitalized insured depository institutions may solicit and accept, renew or roll over any brokered deposit without restriction. Adequately capitalized insured depository institutions may not accept, renew or roll over any brokered deposit unless they have applied for and been granted a waiver of this prohibition by the FDIC. Undercapitalized insured depository institutions may not (i) accept, renew or roll over any brokered deposit or (ii) solicit deposits by offering an effective yield that exceeds by more than 75 basis points the prevailing effective yields on insured deposits of comparable maturity in such institution's normal market area or in the market area in which such deposits are being solicited. At December 31, 2000, the Bank's funding sources included brokered deposits of $30.0 million.

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

      Community Reinvestment Act ("CRA") Pursuant to the Community Reinvestment Act ("CRA") and similar provisions of Massachusetts's law, regulatory authorities review the performance of the Company and Rockland in meeting the credit needs of the communities served by Rockland. The applicable regulatory authorities consider compliance with this law in connection with applications for, among other things, approval of branches, branch relocations, engaging in certain new financial activities under Gramm-Leach-Bliley Act of 1999, and acquisitions of banks and bank holding companies. Currently, the FDIC's CRA rating of Rockland is outstanding. The Massachusetts Commissioner currently has given Rockland a CRA rating of outstanding.

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

      Regulatory Enforcement Authority. The Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") included substantial enhancement to the enforcement powers available to federal banking regulators. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions against banking organizations and institution-affiliated parties, as defined. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities. FIRREA significantly increased the amount of and grounds for civil money penalties and requires, except under certain circumstances, public disclosure of final enforcement actions by the federal banking agencies.

      The foregoing references to laws and regulations which are applicable to the Company and Rockland are brief summaries thereof which do not purport to be complete and which are qualified in their entirety by reference to such laws and regulations.

      Federal Taxation. The Company and its subsidiaries are subject to those rules of federal income taxation generally applicable to corporations under the Internal Revenue Code (the "Code"). The Company is at a 35% incremental rate. The Company and its subsidiaries, as members of an affiliated group of corporations within the meaning of Section 1504 of the Code, file a consolidated federal income tax return, which has the effect of eliminating or deferring the tax consequences of inter-company distributions, including dividends, in the computation of consolidated taxable income.

      State Taxation. The Commonwealth of Massachusetts imposes a tax on the Massachusetts net income of banks at a rate of 10.5% as of December 31, 2000. In addition, the Company is subject to an excise tax at the rate of .26% of its net worth. The Bank's security corporation subsidiaries are, for state tax purposes, taxed at a rate of 1.32% of its gross income. Massachusetts net income for banks is generally similar to federal taxable income except deductions with respect to the following items are generally not allowed: (i) dividends received from non-affiliates, (ii) losses sustained in other taxable years, and (iii) income or franchise taxes imposed by other states.

      For additional information, see Note 9 of the Notes to Consolidated Financial Statements included in Item 8 hereof.

Item 2. Properties

      At February 28, 2001, the Bank conducted its business from its headquarters and main office at 288 Union Street, Rockland, Massachusetts, and 50 other branch offices located in Southeastern Massachusetts in Plymouth County, Barnstable County, Bristol County and Norfolk County. In addition to its main office, the Bank owns eighteen of its branch offices and leases the remaining 32 offices. Of the branch offices which are leased by the Bank, 5 have remaining lease terms, including options renewable at the Bank's option, of five years or less, 12 have remaining lease terms of greater than five years and less than 10 years, and 15 have a remaining lease term of 10 years or more. The Bank's aggregate rental expense under such leases was $2.1 million in 2000. Certain of the Bank's branch offices are leased from companies with whom directors of the Company are affiliated. The Bank leases space for its AM&TS Division in a building in Hanover, Massachusetts developed by a joint venture consisting of the Bank and A. W. Perry, Inc., and in Attleboro. It also leases office space in two buildings in Rockland, Massachusetts for administrative purposes as well as space in four additional facilities used as lending centers. In the fourth quarter of 2000 the Bank purchased a property in Plymouth, Massachusetts to serve as the Bank's new Data Center. At December 31, 2000, the net book value of the property and leasehold improvements of the offices of the Bank amounted to $24.3 million. The Bank's properties that are not leased are owned free and clear of any mortgages. The Bank believes that all of its properties are well maintained and are suitable for their respective present needs and operations. For additional information regarding the Bank's lease obligations, see Note 13 to the Consolidated Financial Statements, included in Item 8 hereof.

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

Item 4. Submission of Matters to a Vote of Security Holders

      Not applicable

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

      The information required herein is incorporated by reference from the Company's 2000 Annual Report to Stockholders ("Annual Report"), which is included herein as Exhibit 13. The Registrant did not sell any unregistered equity securities during the year-ended December 31, 2000.

Item 6. Selected Financial Data

      The information required herein is incorporated by reference from the Annual Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The information required herein is incorporated by reference from the Annual Report.

Item 8. Financial Statements and Supplementary Data

      The financial statements and supplementary data required herein are incorporated by reference from the Annual Report.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None

PART III

Item 10. Directors and Executive Officers of the Registrant

      The information required herein is incorporated by reference from the Company's definitive proxy statement (the "Proxy Statement") relating to its April 12, 2001, Annual Meeting of Stockholders filed with the Commission on March 9, 2001.

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

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)(1) The following financial statements are incorporated herein by reference from the Annual Report

      Report of Independent Public Accountants

      Consolidated balance sheets as of December 31, 2000 and 1999.

      Consolidated statements of income for each of the years in the three-year period ended December 31, 2000

      Consolidated statements of stockholder's equity for each of the years in the three-year period ended December 31, 2000

      Consolidated statements of Comprehensive Income for each of the years in the three-year period ended December 31, 2000

      Consolidated statements of cash flows for each of the years in the three-year period ended December 31, 2000 Notes to Consolidated Financial Statements

      (a)(2) There are no financial statement schedules filed herewith.
      All information required by financial statement schedules is disclosed in Notes to Consolidated Financial Statements or is not applicable to the Company.

      (a)(3) The following exhibits are filed as part of this report.

                                  EXHIBIT INDEX

  No.                  Exhibit                                          Footnote
  ---                  -------                                          --------

  3.(i)                Restated Articles of Organization, as              (6)
                       amended to date

  3.(ii)               Bylaws of the Company, as amended                  (1)
                       to date

  4.1                  Specimen Common Stock Certificate                  (5)

  4.2                  Specimen Preferred Stock Purchase                  (2)
                       Rights Certificate

  4.3                  Amended and Restated Independent                   (7)
                       Bank Corp. 1987 Incentive Stock
                       Option Plan ("Stock Option Plan").
                       (Management contract under Item
                       601(10)(iii)(A).

  4.4                  Independent Bank Corp. 1996                        (9)
                       Non-Employee Directors' Stock
                       Option Plan (Management contract
                       under Item 901(10)(iii)(A)).

  4.5                  Independent Bank Corp. 1997                       (10)
                       Employee Stock Option Plan
                       (Management contract under
                       Item 601 (10)(iii)(A)).

  4.6                  Stockholders Rights Agreement, dated               (2)
                       January 24, 1991, between the Company
                       and Rockland, as Rights Agent

  4.7                  Renewal Rights agreement noted as of              (10)

                       September 14, 2000 between the
                       Company and Rockland as Rights Agent
                       (Exhibit to form 8-K filed on October
                       23,2000).

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
                       Restated Employment Agreement between
                       Rockland Trust Company and Richard F.
                       Driscoll, dated January 19, 1996 (the
                       "Driscoll Agreement"). Employment
                       Agreements between Rockland and Edward
                       H.Seksay, Ferdinand T. Kelley, Denis
                       Sheahan, and Raymond G. Fuerschbach
                       are substantially similar to the
                       Driscoll agreement.(Management
                       contract under Item 601(10)(iii)(A)).

 10.3                  Independent Bank Corp. Deferred
                       Compensation program for Directors
                       (Restated as amended as of December 1,
                       2000). A copy of which is attached
                       hereto.

 10.4                  Master Securities Repurchase                       (3)
                       Agreement

 10.5                  Purchase and Assumption Agreement,                (10)
                       dated as of 9/27/99, between Rockland
                       Trust Company and Fleet Financial
                       Group, Inc. (Exhibit to form 8-K filed on 10/1/99.)

 13                    Annual Report to Stockholders

 21                    Subsidiaries of the Registrant                     (4)

 23                    Consent of Independent Public
                       Accountants

 27                    Financial Data Schedule


                            (Footnotes on next page)

Footnotes:

(1) On September 14, 2000 Section 2 of the Company's By-Laws were amended so as to require an agreement of at least two-thirds (rather than a majority) of Shareholders to call a special shareholders meeting. A copy of the revised By- Laws is attached.

(2) Exhibit is incorporated by reference to the Form 8-A Registration Statement (No. 0-19264) filed by the Company.

(3) Exhibit is incorporated by reference to the Form S-1 Registration Statement (No. 33-52216) filed by the Company.

(4) Exhibit is incorporated by reference to the Form S-3 Registration Statement (No. 33-89835) filed by the Company.

(5) Incorporated by reference from the Company's report on Form 10-K for the year ended December 31,1992.

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

      (b) Two reports on Form 8-K were filed by the Company in 2000; on August 18 related to the Companys August 4, 2000 acquisition of twelve bank branches from Fleet National Bank and the acquisition of four additional bank branches from Sovereign Bank; and, on October 23 related to a Renewal Rights Agreement adopted by the Company's Board of Directors on September 14, 2000.

      (c)   See (a)(3) above for all exhibits filed herewith and the Exhibit
            Index.

      (d) All schedules are omitted as the required information is not applicable or the information is presented in the Consolidated Financial Statements or related notes.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 8(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                INDEPENDENT BANK CORP.


                                                /s/ Douglas H. Philipsen
                                                ----------------------------
Date: March 8, 2001                             Douglas H. Philipsen,
                                                Chairman of the Board, Chief
                                                Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. Each person whose signature appears below hereby makes, constitutes and appoints Douglas H. Philipsen and Denis K. Sheahan and each of them acting individually, his true and lawful attorneys, with full power to sign for such person and in such person's name and capacity indicated below any and all amendments to this Form 10-K, hereby ratifying and confirming such person's signature as it may be signed by said attorneys to any and all amendments.


/s/ Richard S. Anderson
----------------------------                       Date: March 8, 2001
Richard S. Anderson
Director


/s/ W. Paul Clark
----------------------------                       Date: March 8, 2001
W. Paul Clark
Director


/s/ Robert L. Cushing
----------------------------                       Date: March 8, 2001
Robert L. Cushing
Director

/s/ Alfred L. Donovan
----------------------------                       Date: March 8, 2001
Alfred L. Donovan
Director


/s/ Benjamin A. Gilmore, II
----------------------------                       Date: March 8, 2001
Benjamin A. Gilmore, II
Director


/s/ E. Winthrop Hall
----------------------------                       Date: March 8, 2001
E. Winthrop Hall
Director


/s/ Kevin J. Jones
----------------------------                       Date: March 8, 2001
Kevin J. Jones
Director


/s/ Lawrence M. Levinson
----------------------------                       Date: March 8, 2001
Lawrence M. Levinson
Director


/s/ Richard H. Sgarzi
----------------------------                       Date: March 8, 2001
Richard H. Sgarzi
Director


/s/ William J. Spence
----------------------------                       Date: March 8, 2001
William J. Spence
Director


/s/ John H. Spurr, Jr.
----------------------------                       Date: March 8, 2001
John H. Spurr, Jr.
Director


/s/ Robert D. Sullivan
----------------------------                       Date: March 8, 2001
Robert D. Sullivan
Director


/s/ Brian S. Tedeschi
----------------------------                       Date: March 8, 2001
Brian S. Tedeschi
Director

/s/ Thomas J. Teuten
----------------------------                       Date: March 8, 2001
Thomas J. Teuten
Director


/s/ Denis K. Sheahan
----------------------------                       Date: March 8, 2001
Denis K. Sheahan

Chief Financial Officer and Treasurer
(principal financial and accounting officer)