Form 10-Q
period 2001-03-31
INDEPENDENT BANK CORP
filed 2001-05-14
CIK 776901

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001
                         Commission File Number: 1-9047

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

                        Yes   X             No


         As of May 1, 2001 there were 14,269,660 shares of the registrant's common stock outstanding, par value $.01 per share.

                                      INDEX


PART I.   FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

                    Consolidated Balance Sheets - March 31, 2001 and
                         December 31, 2000

                    Consolidated Statements of Income - Three months ended
                         March 31, 2001 and 2000

                    Consolidated Statements of Cash Flows - Three months ended
                         March 31, 2001 and 2000

                    Notes to Consolidated Financial Statements - March 31, 2001

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

          Item 5.  Other Information

          Item 6.  Exhibits and Reports on Form 8-K

                   Signatures

PART 1  FINANCIAL INFORMATION
        ITEM 1. FINANCIAL STATEMENTS

                                                       INDEPENDENT BANK CORP.
                                                     CONSOLIDATED BALANCE SHEETS
                                                     (UNAUDITED - IN THOUSANDS)
                                                                            --------------------------------------
                                                                                MARCH 31,         DECEMBER 31,
                                                                            --------------------------------------
                                                                                   2001               2000
                                                                            --------------------------------------
ASSETS
  Cash and Due From Banks                                                          $68,014          $58,005
  Federal Funds Sold                                                                    16                -
  Trading Assets                                                                       439              479
  Investments Available For Sale                                                   505,600          404,512
  Investments Held to Maturity                                                      92,972          195,416
  Loans, Net of Unearned Discount                                                1,193,237        1,184,764
   Less: Reserve for Possible Loan Losses                                          (15,643)         (15,493)
------------------------------------------------------------------------------------------------------------
      Net Loans                                                                  1,177,594        1,169,271
------------------------------------------------------------------------------------------------------------
  Bank Premises and Equipment                                                       30,437           30,367
  Intangible Assets                                                                 38,360           39,068
  Other Assets                                                                      57,706           52,858
------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                    $1,971,138       $1,949,976
============================================================================================================
LIABILITIES
  Deposits
    Demand Deposits                                                               $320,450         $336,755
    Savings and Interest Checking Accounts                                         376,902          356,504
    Money Market and Super Interest Checking Accounts                              202,180          200,831
    Time Certificates of Deposit                                                   553,165          595,132
------------------------------------------------------------------------------------------------------------
      Total Deposits                                                             1,452,697        1,489,222
------------------------------------------------------------------------------------------------------------
  Federal Funds Purchased and Assets Sold Under Repurchase Agreements               58,745           76,025
  Federal Home Loan Bank Borrowings                                                261,224          191,224
  Treasury Tax and Loan Notes                                                        1,032            7,794
------------------------------------------------------------------------------------------------------------
      Total Borrowings                                                             321,001          275,043
------------------------------------------------------------------------------------------------------------
      Total Deposits and Borrowings                                              1,773,698        1,764,265
  Other Liabilities                                                                 24,520           19,681
------------------------------------------------------------------------------------------------------------
      Total Liabilities                                                          1,798,218        1,783,946
------------------------------------------------------------------------------------------------------------
Commitments and Contingencies
Corporation-obligated mandatorily redeemable trust preferred securities of
   Subsidiary trust holding solely junior subordinated debentures of the
   Corporation                                                                      51,346           51,318
STOCKHOLDERS' EQUITY
  Common Stock, $.01 par value, Authorized: 30,000,000 Shares
     Outstanding: 14,863,821 Shares at March 31, 2001 and at December  31, 2000        149              149
     Treasury Stock:  596,661 Shares at March 31, 2001 and 608,952 Shares at
     December  31, 2000                                                             (9,302)          (9,495)
  Surplus                                                                           43,937           44,078
  Retained Earnings                                                                 80,835           77,028
  Other Accumulated Comprehensive Income,  Net of Tax                                5,955            2,952
------------------------------------------------------------------------------------------------------------
      Total Stockholders' Equity                                                   121,574          114,712
------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY                   $1,971,138       $1,949,976
============================================================================================================

                                  INDEPENDENT BANK CORP.
                            CONSOLIDATED STATEMENTS OF INCOME
             (UNAUDITED - IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                 THREE MONTHS ENDED
                                                             MARCH 31,            MARCH 31,
                                                               2001                 2000
-------------------------------------------------------------------------------------------
INTEREST INCOME
   Interest on Federal Funds Sold
     & Short Term Investments                                    $150                  $85
   Interest and Dividends on Securities                        10,333                7,937
   Interest on Loans                                           25,225               21,266
-------------------------------------------------------------------------------------------
      Total Interest Income                                    35,708               29,288
-------------------------------------------------------------------------------------------
INTEREST EXPENSE
   Interest on Deposits                                        11,318                7,610
   Interest on Borrowed Funds                                   4,092                5,140
-------------------------------------------------------------------------------------------
      Total Interest Expense                                   15,410               12,750
-------------------------------------------------------------------------------------------
   Net Interest Income                                         20,298               16,538
-------------------------------------------------------------------------------------------
PROVISION FOR POSSIBLE LOAN LOSSES                                650                  717
-------------------------------------------------------------------------------------------
   Net Interest Income After Provision
      For Possible Loan Losses                                 19,648               15,821
-------------------------------------------------------------------------------------------
NON-INTEREST INCOME
   Service Charges on Deposit Accounts                          1,952                1,385
   Asset Management and Trust Services Income                   1,082                1,133
   Mortgage Banking Income                                        475                  313
   BOLI Income                                                    443                  413
   Other Non-Interest Income                                      489                  338
-------------------------------------------------------------------------------------------
      Total Non-Interest Income                                 4,441                3,582
-------------------------------------------------------------------------------------------

Realized Gain on Securities Sales, Net                          1,149                   51
-------------------------------------------------------------------------------------------
NON-INTEREST EXPENSES
   Salaries and Employee Benefits                               8,289                6,321
   Occupancy and Equipment Expenses                             2,413                1,910
   Data Processing                                                945                1,287
   Goodwill Amortization                                          708                   69
   Other Non-Interest Expenses                                  3,663                2,640
-------------------------------------------------------------------------------------------
      Total Non-Interest Expenses                              16,018               12,227
-------------------------------------------------------------------------------------------
MINORITY INTEREST EXPENSE                                       1,383                1,149
-------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                      7,837                6,078
PROVISION FOR INCOME TAXES                                      2,460                1,847
-------------------------------------------------------------------------------------------
NET INCOME                                                     $5,377              $ 4,231
===========================================================================================
BASIC EARNINGS PER SHARE                                        $0.38                $0.30
===========================================================================================
DILUTED EARNINGS PER SHARE                                      $0.37                $0.30
===========================================================================================
Weighted average common shares (Basic)                     14,261,015           14,215,268
Common stock equivalents                                      108,016               76,053
-------------------------------------------------------------------------------------------
Weighted average common shares (Diluted)                   14,369,031           14,291,321
===========================================================================================

                              INDEPENDENT BANK CORP.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED - IN THOUSANDS)


                                                                                     THREE MONTHS ENDED
                                                                                  MARCH 31,       MARCH 31,
                                                                                    2001            2000
-----------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                                      $5,377           $4,231
   ADJUSTMENTS TO RECONCILE NET INCOME TO
   NET CASH PROVIDED FROM OPERATING ACTIVITIES
     Depreciation and amortization                                                  1,751            1,102
     Provision for possible loan losses                                               650              717
     Loans originated for resale                                                  (21,668)          (5,767)
     Proceeds from mortgage loan sales                                             21,484            5,722
     Loss on sale of mortgages                                                        184               45
     Gain recorded from mortgage servicing rights                                     (48)             (62)
     Changes in assets and liabilities
        Increase in other assets                                                   (4,800)          (7,393)
        (Decrease)/increase in other liabilities                                    4,156           (6,497)
-----------------------------------------------------------------------------------------------------------
 TOTAL ADJUSTMENTS                                                                  1,709          (12,133)
-----------------------------------------------------------------------------------------------------------
 CASH FLOWS PROVIDED FROM OPERATING ACTIVITIES                                      7,086           (7,902)
-----------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from maturities of Securities Held to Maturity                          451            6,808
     Proceeds from maturities and sales of Securities Available for Sale          131,217           11,588
     Purchase of Held to Maturity Securities                                         (830)            (747)
     Purchase of Available for Sale Securities                                   (125,722)         (39,750)
     Net increase in Loans                                                         (8,973)           3,869
     Investment in Bank Premises and Equipment                                     (1,256)            (791)
-----------------------------------------------------------------------------------------------------------
 NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                               (5,113)         (19,023)
-----------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM FINANCING ACTIVITIES:
     Net (decrease) in Deposits                                                   (36,525)         (11,391)
     Net (decrease)/increase in Federal Funds Purchased
         And Assets Sold Under Repurchase Agreements                              (17,279)          20,766
     Net increase in FHLB Borrowings                                               70,000           10,612
     Net (decrease)/increase in TT&L Notes                                         (6,762)          (9,210)
     Net proceeds from issuance of corporation-obligated                                -           23,834
        Mandatorily redeemable trust preferred securities of Subsidiary trusts holding solely junior subordinated debentures Of the
        Corporation
     Dividends Paid                                                                (1,434)          (1,413)
     Proceeds from stock issuance                                                      52              229
     Payments for treasury stock purchase                                               -                -
-----------------------------------------------------------------------------------------------------------
     CASH USED IN FINANCING ACTIVITIES                                              8,052           33,427
-----------------------------------------------------------------------------------------------------------
     NET INCREASE /( DECREASE) IN CASH AND CASH EQUIVALENTS                        10,025            6,502
     CASH AND CASH EQUIVALENTS AT THE BEGINNING
     OF THE YEAR                                                                   58,005           57,668
-----------------------------------------------------------------------------------------------------------
     CASH AND CASH EQUIVALENTS AS OF MARCH 31,                                    $68,030          $64,170
-----------------------------------------------------------------------------------------------------------

    Supplemental Cash Flow Information

    CASH PAID DURING THE YEAR FOR:
              Interest on deposits and borrowings                   $ 14,318
              Minority Interest                                        1,383
              Income Taxes                                             2,692

    NON-CASH TRANSACTIONS:
              Increase in fair value of derivatives, net of tax     $    829
              Transfer of securities from HTM to AFS                $102,801

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

         Independent Bank Corp. (the "Company") is a state chartered, federally registered bank holding company headquartered in Rockland, Massachusetts. The Company is the sole stockholder of Rockland Trust Company ("Rockland" or "the Bank"), a Massachusetts trust company chartered in 1907. The Company's other subsidiaries are Independent Capital Trust I and Independent Capital Trust II. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required accounting principles generally excepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001 or any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report filed with the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2000.


ACQUISITION

         On August 4, 2000, the Company and the Bank, acquired 16 Massachusetts branches from Fleet Financial Group (including 4 branches and associated loans and deposits from Sovereign Bank), which added $336 million in deposits, and $134.3 million of commercial, commercial real estate and consumer loans. The total purchase price of the acquisition was approximately $40 million and was paid in cash. The acquisition resulted from the divestiture of Fleet branches after its merger with BankBoston. This Acquisition is being accounted for on the financial statements using the purchase method of accounting. Under purchase accounting, the acquired assets and liabilities of Fleet Financial Group are recognized at their fair value as of the date of the acquisition. Goodwill of $38.3 million generated by this transaction is being amortized on a straight-line basis over 15 years. Financial results of the acquired branches have been included in the Company's operations beginning August 4, 2000.

         These branches opened as Rockland Trust offices on August 7, 2000 and provide an expanded presence in Brockton and a powerful entrance into the Cape Cod market.

RECENT ACCOUNTING DEVELOPMENTS

         Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in income unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the statement of income and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. If a derivative qualifies as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in the fair value of assets, liabilities, or firm commitments through earnings or are recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is to be immediately recognized in earnings.

         As of January 1, 2001, the Company had interest rate swaps that qualified as derivatives under SFAS No. 133. Interest rate swaps are used primarily by the Company to hedge certain operational ("cashflow" hedges) and balance sheet ("fair value" hedges) exposures resulting from changes in interest rates. Such exposures result from portions of the Company's assets and liabilities that earn or pay interest at a fixed rate. In addition, the Company had entered into commitments to fund residential mortgage loans with the intention of selling them in the secondary markets. The Company had also entered into forward sales agreements for certain funded loans and loan commitments.

         Upon adoption, SFAS No. 133 allows for the one time reclassification of securities from "held-to-maturity" to "available-for-sale." On January 1, 2001, the Bank reclassified $102.8 million of treasury, agency and mortgage backed securities from "held-to-maturity" to "available-for-sale."

         The adoption of SFAS No. 133 resulted in an increase of $371,000 in Other Comprehensive Income with no material cumulative effect on earnings as of January 1, 2001. The increase in Other Comprehensive Income was made up of two components. The fair value of the Company's swaps treated as "cashflow" hedges net of tax ($467,000) and the impact of reclassifying securities from "held-to-maturity" to "available-for-sale" (-$96,000). The change in fair value of the swaps during the first quarter was $362,000 net of tax, also recorded in comprehensive income.

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


EARNINGS PER SHARE


                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                            NET INCOME        WEIGHTED AVERAGE       NET INCOME
                                                                   SHARES            PER SHARE
----------------------------------------------------------------------------------------------------------
For the three months ended March 31,        2001     2000      2001       2000       2001       2000
----------------------------------------------------------------------------------------------------------
Basic EPS                                  $5,377   $4,231    14,261     14,215      $0.38      $0.30
Effect of dilutive securities                                    108         76
Diluted EPS                                $5,377   $4,231    14,369     14,291      $0.37      $0.30
----------------------------------------------------------------------------------------------------------




COMPREHENSIVE INCOME

Comprehensive income is reported net of taxes, as follows:


                                                                                       For the Three
                                                                                       Months Ended
                                                                                         March 31,
                                                                                      2001      2000
                                                                                    --------------------
Net Income                                                                             $5,377    $4,231
Other Comprehensive Income, Net of Tax
 Unrealized gains/(losses) on securities available for sale                             3,017        72
Cumulative effect of FAS 133 adoption
     Fair value of derivatives                                                            467
     Reclassification of securities from HTM to AFS                                      (96)
Change in fair value of derivatives                                                       362
 Unrealized holding gains/(losses) arising during the period                                -         -
  Less: reclassification adjustment for gains included in net income                    (747)
                                                                                    --------------------
 Other Comprehensive Income                                                             3,003        72
                                                                                    --------------------
Comprehensive Income                                                                   $8,380    $4,303
                                                                                    ====================

SEGMENT INFORMATION


         The Company has identified its reportable operating business segment as Community Banking based on how the business is strategically managed. The Company's community banking business segment consists of commercial banking, retail banking, and trust services. The community banking business segment is managed as a single strategic unit which derives its revenues from a wide range of banking services, including lending activities, acceptance of demand, savings and time deposits, trust and investment management, and mortgage servicing income from investors. The Company does not have a single external customer from whom it derives ten percent or more of its revenues and it operates in the New England area of the United States.


         Non-reportable operating segments of the Company's operations which do not have similar characteristics to the community banking operations and do not meet the quantitative thresholds requiring disclosure, are included in the Other category in the disclosure of business segments below. These non-reportable segments include Parent Company, Independent Capital Trust I and Independent Capital Trust II financial information.

           Information about reportable segments and reconciliation of such information to the consolidated financial statements as of and for the quarters ended March 31, follows (in thousands):


              RECONCILIATION TO CONSOLIDATED FINANCIAL INFORMATION

                                                 Community                 Other Adjustments
                                                  Banking         Other    and Eliminations     Consolidated
For Three Months Ended March 31, 2001
      Total Assets                               1,970,438      232,048        (231,348)       1,971,138
      Net Interest Income                           20,287           11                -          20,298
      Total Non-Interest Income                      5,590        6,422          (6,422)           5,590
      Net Income                                    $6,381       $5,418         ($6,422)          $5,377

For Three Months Ended March 31, 2000
      Total Assets                               1,617,535      211,075        (209,135)       1,619,475
      Net Interest Income                           16,139          399                -          16,538
      Total Non-Interest Income                      3,633        5,062          (5,062)           3,633
      Net Income                                    $5,026       $4,267         $(5,062)          $4,231

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




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001


The following discussion should be read in conjunction with the financial statements, notes and tables included in the Company's Annual Report filed with the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 2000. The discussion contains certain forward-looking statements regarding the future performance of the Company. All forward-looking information is inherently uncertain and actual results may differ materially from the assumptions, estimates or expectations reflected or contained in the forward-looking information. Please refer to "Cautionary Statement Regarding Forward-looking Information" of this Form 10-Q for a further discussion.


SUMMARY

         For the three months ended March 31, 2001, Independent Bank Corp. (the Company) recorded net income of $4.6 million excluding after tax security gains of $747,000. This represents an increase of 10.3% from the $4.2 million reported for the same quarter last year. Diluted earnings per share were $0.32 and $0.29 for the three months ended March 31, 2001 and 2000, respectively, excluding security gains. Net interest income increased $3.8 million, or 22.7%. The provision for loan losses decreased to $650,000 for the first three months of 2001 compared with $717,000 for the same period last year. Non-interest income increased $0.9 million, or 24.0%, while non-interest expense increased $3.8 million, or 31.0%, over the first three months of 2000.

         During the first quarter of 2001 the Company recorded pre-tax security gains of $1.1 million on the sale of approximately $100 million of mortgage backed securities. Including these gains, net income for the quarter ended March 31, 2001 was $5.4 million, a 27.1% increase over the same quarter last year. Diluted earnings per share including security gains, were $0.37 a 23.3% increase over the $0.30 recorded a year earlier. Proceeds from the sale of these securities were reinvested during the first quarter of 2001.

         The annualized returns on average assets and average equity, excluding security gains, for the three months ended March 31, 2001 were 0.94% and 15.87%, respectively, versus 1.05% and 16.74% for the prior year. Including security gains, returns on average assets and average equity were 1.10% and 18.43%, respectively, versus 1.06% and 16.87% for the prior year.

         As of March 31, 2001, total assets amounted to $2.0 billion, an increase of $21.2 million, or 1.1%, from year-end 2000. Investments decreased $1.4 million while loans increased by $8.5 million, or 0.7%. The growth in the loan portfolio occurred primarily in the construction and home equity categories. Non-performing assets totaled $4.0 million at March 31, 2001 (0.20% of total assets), slightly lower than the $4.4 million (0.23% of total assets) at December 31, 2000.


         Total deposits decreased by $36.5 million, or 2.5%, since year-end 2000. However, core deposits improved by $5.5 million, or 0.6%, to $900 million from $894 million at year-end 2000. The time deposits category decreased by $42.0 million or 7.1%, to $553.2 million from $595.1 million at year-end 2000, primarily due to the maturity of jumbo and brokered certificates of deposit. Management anticipates improved growth in deposits due to normal seasonal forces; i.e. the increase in population and business activity in Barnstable and Plymouth counties as the weather improves.

NET INTEREST INCOME

         The discussion of net interest income, which follows, is presented on a fully tax-equivalent basis. Net interest income for the three months ended March 31, 2001, amounted to $20.6 million, an increase of $3.7 million, or 22.2%, from the comparable 2000 time frame. The Company's net interest margin for the first three months of 2001 was 4.59%, compared to 4.50% for the comparable 2000 time frame. The Company's interest rate spread (the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities) increased by 10 basis points to 3.79%.

         The average balance of interest-earning assets for the first three months of 2001 amounted to $1.79 billion, an increase of $294.4 million, or 19.7%, from the comparable 2000 time frame. Income from interest-earning assets amounted to $36.0 million for the three months ended March 31, 2001, an increase of $6.4 million, or 21.6%, from the first three months of 2000.

         Interest income is impacted by the amount of non-performing loans. Gross interest income that would have been recognized for the quarter ended March 31, 2001 if non-performing loans at the respective dates had been performing in accordance with their original terms approximated $98,000.

          The average balance of interest-bearing liabilities for the first three months of 2001 was $1.45 billion, or 19.8%, higher than the comparable 2000 time frame. Average interest bearing deposits increased by $297.2 million, or 35.1%, for the first three months of 2001 over the same period last year. For the three months ended March 31, 2001, average borrowings were $57.8 million, or 15.8%, lower than the first three months of 2000, primarily in FHLB borrowings which decreased by $34.2 million. A portion of both the increase in average interest bearing deposits and the decrease in average borrowings can be attributed to the acquisition of deposits and net funds received from FleetBoston Financial in the third quarter of 2000. Interest expense on deposits increased by $3.7 million to $11.3 million in the first three months of 2001 and interest expense on borrowings decreased by $1.0 million, or 20.4%, to $4.1 million as compared to the same period last year. The cost of these interest-bearing liabilities increased from 4.21% in 2000 to 4.25% in 2001.

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

         For the three months ended March 31, 2001, the provision for possible loan losses, consistent with the level of loan growth experienced, was $650,000 as compared to $717,000 for the same period last year. Loans charged-off, net of recoveries of loans previously charged-off amounted to $0.5 million for the first three months of 2001, as compared to $0.4 million for the comparable 2000 period.

         As of March 31, 2001, the ratio of the reserve for possible loan losses to loans, net of unearned discount, was 1.31%, consistent with the level at 2000 year-end. Purchase accounting requires that a separate credit quality discount reserve be established specifically for acquired loans. This credit quality discount represents management's estimate of inherent losses incurred on the acquired portfolio, which will be used to offset actual losses on this portfolio in future periods. The credit quality discount totaled $1.3 million at March 31, 2001. The Company's total reserves available for possible loan loss (including the credit quality discount of $1.3 million) as a percentage of the loan portfolio was 1.42% at March 31, 2001, unchanged from the 2000 year-end level. The percentage of total reserves for possible loan losses (including the credit quality discount) to non-performing loans was 424.81% at March 31, 2001, an increase from 382.15% at year-end 2000. Non-performing assets totaled $4.0 million at March 31, 2001 (.20% of total assets), slightly lower than the $4.4 million at December 31, 2000 (.23% of total assets).


NON-INTEREST INCOME

         Non-interest income for the three months ended March 31, 2001 increased $0.9 million, or 24.0%, to $4.4 million, compared to $3.6 million for the same period in 2000. Income from service charges on deposit accounts increased by $0.6 million, or 40.9%, primarily due to the acquisition. Also, mortgage-banking income increased by $162,000, or 51.8%, due to refinancing activity fueled by the interest rate environment. Volatility in the equity markets adversely impacted Asset Management & Trust Services income (which decreaed by $51,000 or 4.5%) whose income is derived based on portfolio values.

NON-INTEREST EXPENSES

         Non-interest expenses totaled $16.0 million for the three months ended March 31, 2001, a $3.8 million, or 31.0% increase from the comparable 2000 period. Salaries and employee benefits increased $2.0 million, or 31.1%, attributable to the addition of approximately one hundred employees staffing the acquired branches, additions to staff needed to support continued growth (including the introduction of a Call Center and Internet banking), employees' merit increases, and increases in medical insurance premiums. Occupancy and equipment-related expenses increased by $0.5 million, or 26.3%, primarily attributable to the addition of the 16 branches (previously mentioned) as well as the opening of a de novo branch in Falmouth and a new Technology Center in Plymouth, all in the latter part of 2000. Also impacting occupancy expenses were increases in utility costs. Data processing and facilities management decreased by $0.3 million, or 26.6%, reflecting the benefit of the systems conversion in June 2000. Goodwill amortization increased $0.6 million as a result of the acquisition. Other non-interest expenses for the first three months of 2001 increased by $1.0 million, or 38.8%, to $3.7 million from $2.6 million in the first three months of 2000, which includes increases in: consulting ($126,000); office supplies and printing ($93,000); telephone ($292,000); and the normal operating expenses of 17 additional branches.

MINORITY INTEREST

         In the second quarter of 1997, Independent Capital Trust I (the "Trust I") was formed for the purpose of issuing trust preferred securities (the "Trust I Preferred Securities") and investing the proceeds of the sale of these securities in junior subordinated debentures issued by the Company. A total of $28.75 million of 9.28% Trust I Preferred Securities were issued and are scheduled to mature in 2027, callable at the option of the Company after May 19, 2002. Distributions on these securities are payable quarterly in arrears on the last day of March, June, September and December, such distributions can be deferred at the option of the Company for up to five years. The Trust I Preferred Securities can be prepaid in whole or in part on or after May 19, 2002 at a redemption price equal to $25 per Trust Preferred Security plus accumulated but unpaid distributions thereon to the date of the redemption.

         On January 31, 2000, Independent Capital Trust II (the "Trust II") was formed for the purpose of issuing trust preferred securities (the "Trust II Preferred Securities") and investing the proceeds of the sale of these securities in junior subordinated debentures issued by the Company. A total of $25 million of 11% Trust II Preferred Securities were issued and are scheduled to mature in 2030, callable at the option of the Company after January 31, 2002. Distributions on these securities are payable quarterly in arrears on the last day of March, June, September and December, and such distributions can be deferred at the option of the Company for up to five years. The Trust II Preferred Securities can be prepaid in whole or in part on or after January 31, 2002 at a redemption price equal to $25 per Trust Preferred Security plus accumulated but unpaid distributions thereon to the date of the redemption.

         The Trust I and Trust II Preferred Securities are presented in the consolidated balance sheets of the Company entitled "Corporation-Obligated Mandatorily Redeemable Trust Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures of the Corporation". The Company records distributions payable on the Trust I and Trust II Preferred Securities as minority interest expense in its consolidated statements of income. The minority interest expense for the three months ended March 31, 2001 and March 31, 2000 was $1.4 million and $1.1 million respectively.

INCOME TAXES

         The Company records income tax expense pursuant to Statement of Financial Accounting Standards No. 109, "Accounting For Income Taxes". The Company evaluates the deferred tax asset and the valuation reserve on a quarterly basis. The Company's effective tax rates for the three months ended March 31, 2001 and 2000 were 31.4% and 30.4% respectively.


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

         The Company's policy limit on interest rate risk specify that if interest rates were to shift up or down 200 basis points, estimated net income for the next 12 months should decline by less than 6%. The following table reflects the Company's estimated exposure, as a percentage of estimated net interest income for the next 12 months.

                  Rate Change                      Estimated Exposure as %
                  (Basis Points)                     of Net Interest Income
--------------------------------------------------------------------------------
                        +200                                 0.01%
                        -200                                 0.48%

          As a component of its asset/liability management activities intended to control interest rate exposure, the Bank has entered into certain off-balance sheet hedging transactions.

Interest rate swap agreements represent transactions which involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal amounts. The weighted average fixed payment rates on the Company's Swap agreements were 7.82% and 7.81% at March 31, 2001 and December 31, 2000 while the weighted average rates of variable interest payments were 5.92% and 7.34% at March 31, 2001 and December 31, 2000. As a result of these interest rate swaps, the Bank realized net income of $0.3 million for the three months ended March 31, 2001 and $0.1 million for March 31, 2000 time period.

          Entering into interest rate swap agreements involves both the credit risk dealing with counterparties and their ability to meet the terms of the contracts and interest rate risk. While notional principal amounts are generally used to express the volume of these transactions, the amounts potentially subject to credit risk are small due to the structure of the agreements. The Bank is a direct party to these agreements, which provide for net settlement between the Bank and the counterparty on a periodic basis. Should the counterparty fail to honor the agreement, the Bank's credit exposure is limited to the net settlement amount. The Bank had net receivables on the interest rate swaps of $1.9 million and $1.6 million at March 31, 2001 and December 31, 2000.



LIQUIDITY AND CAPITAL

         Liquidity, as it pertains to the Company, is the ability to generate cash in the most economical way, in order to meet ongoing obligations to pay deposit withdrawals and to fund loan commitments. The Company's primary sources of funds are deposits, borrowings, and the amortization, prepayment, and maturities of loans and investments.

         A strong source of liquidity is the Company's core deposits, those deposits which management considers, based on experience, are not likely to be withdrawn in the near term. The Company utilizes its extensive branch-banking network to attract retail customers who provide a stable source of core deposits. In addition, the Company has established five repurchase agreements with major brokerage firms as potential sources of liquidity. On March 31, 2001, the Company had no outstanding lines under these agreements. As an additional source of funds, the Bank has entered into repurchase agreements with customers totaling $53.1 million at March 31, 2001. In addition, as a member of the Federal Home Loan Bank, Rockland has access to approximately $499 million of borrowing capacity. At March 31, 2001, the Company had $261.2 million outstanding under such lines. The Company actively manages its liquidity position under the direction of the Bank's Asset/Liability Management Committee. Periodic review under formal policies and procedures is intended to ensure that the Company will maintain access to adequate levels of available funds. At March 31, 2001, the Company's liquidity position was well above policy guidelines and was sufficient to meet its operating needs.

CAPITAL RESOURCES AND DIVIDENDS

         The Company and Rockland are subject to capital requirements established by the Federal Reserve Board and the FDIC, respectively. One key measure of capital adequacy is the risk-based ratio for which the regulatory agencies have established minimum requirements of 4.00% and 8.00% for Tier 1 risk-based capital and total risk-based capital, respectively. As of March 31, 2001, the Company had a Tier 1 risked-based capital ratio of 8.80% and a total risked-based capital ratio of 11.14%. Rockland had a Tier 1 risked-based capital ratio of 9.68% and a total risked-based capital ratio of 10.87% as of the same date.

         An additional capital requirement of a minimum 4.00% Tier 1 leverage capital is mandated by the regulatory agencies for most banking organizations and a 5.00% Tier 1 leverage capital ratio is required for a "well capitalized" institution. As of March 31, 2001, the Company and the Bank had Tier 1 leverage capital ratios of 6.02% and 6.62%, respectively.

         In March, the Company's Board of Directors declared a cash dividend of $0.11 per share to shareholders of record as of March 30, 2001. This dividend was paid on April 13, 2001. On an annualized basis, the dividend payout ratio amounted to 26% of the trailing four quarters earnings.



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

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders  - None

Item 5.  Other Information

                      The financial information detailed below is included hereafter in this report:

                      Consolidated Statements of Changes in Stockholders' Equity
                      - Three months ended March 31, 2001 and the year ended December 31, 2000

                      Consolidated Average Balance Sheet and Average Rate Data - Three months ended March 31, 2001 and 2000.

Item 6.  Exhibits and Reports on Form 8-K - None

                             INDEPENDENT BANK CORP.
                       CONSOLIDATED STATEMENTS OF CHANGES
                             IN STOCKHOLDERS' EQUITY
               (UNAUDITED - IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                                                           OTHER
                                                    COMMON    TREASURY                   RETAINED       COMPREHENSIVE
                                                     STOCK      STOCK      SURPLUS       EARNINGS          INCOME         TOTAL
----------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 2000                             $149     ($10,678)     $44,950         $67,547      ($3,839)         $98,129
Net Income                                                                                   15,190                        15,190
Dividends Declared ($.10 per share)                                                          (5,709)                       (5,709)
Proceeds from Exercise of Stock Options                          1,183         (904)                                          279
Tax Benefit on Stock Option Exercise                                             32                                            32
Repurchase of Common Stock
Change in Unrealized Gain (Loss) on Investments
Available for Sale, Net of Tax                                                                             6,791            6,791
----------------------------------------------------------------------------------------------------------------------------------
  Balance, December 31, 2000                         $149     ($ 9,495)     $44,078         $77,028       $2,952         $114,712
==================================================================================================================================
Balance, January 1, 2001                             $149      ($9,495)     $44,078         $77,028       $2,952         $114,712
Net Income                                                                                    5,377                         5,377
Dividends Declared ($.11 per share)                                                          (1,570)                       (1,570)
Cumulative Effect of FAS 133 adoption
    Fair value of derivatives                                                                                467              467
    Reclassification of securities from HTM                                                                  (96)             (96)
     to AFS
Change in fair value of Derivatives                                                                          362              362
Proceeds from Exercise of Stock Options                            193         (143)                                           50
Tax Benefit of Stock Option Exercise                                              2                                             2
Repurchase Common Stock
Change in Unrealized Gain on Investments
Available for Sale, Net of Tax
                                                                                                           2,270            2,270
----------------------------------------------------------------------------------------------------------------------------------
 Balance, March 31, 2001                             $149      ($9,302)     $43,937         $80,835       $5,955         $121,574
==================================================================================================================================

INDEPENDENT BANK CORP.
SUPPLEMENTAL FINANCIAL INFORMATION
CONSOLIDATED AVERAGE BALANCE SHEET AND AVERAGE RATE DATA
(UNAUDITED - IN THOUSANDS)

                                                                                  AVERAGE          INTEREST
                                                                                OUTSTANDING         EARNED/          AVERAGE
                                                                                  BALANCE            PAID             YIELD
FOR THE THREE MONTHS ENDED MARCH 31,                                                2001             2001              2001
                                                                             ------------------- ----------------- --------------
   Interest-Earning Assets
      Taxable Investment Securities                                                    $555,457            $9,852          7.09%
      Non-taxable Investment Securities                                                  38,095               726          7.63%
      Loans, net of Unearned Discount                                                 1,185,591            25,236          8.51%
       Federal Funds Sold and Assets Purchased Under Resale Agreements                   10,895               150          5.50%
       Trading Assets                                                                       479                 2          1.60%
                                                                             ------------------- --------------------------------
      Total Interest-Earning Assets                                                  $1,790,517           $35,966          8.03%
                                                                             ------------------- ================================
      Cash and Due From Banks                                                            66,554
      Other Assets                                                                      105,235
                                                                             -------------------
      Total Assets                                                                   $1,962,306
                                                                             ===================

   Interest-Bearing Liabilities
      Savings and Interest Checking Accounts                                           $363,827            $2,007          2.21%
      Money Market & Super Interest Checking Accounts                                   193,131               940          1.95%
      Other Time Deposits                                                               587,007             8,372          5.70%
      Federal Funds Purchased and Assets
         Sold Under Repurchase Agreements                                                70,223               798          4.55%
      Federal Home Loan Bank Borrowings                                                 233,263             3,247          5.57%
      Treasury Tax and Loan Notes                                                         4,196                46          4.39%
                                                                             ------------------- ----------------- --------------
      Total Interest-Bearing Liabilities                                             $1,451,647           $15,410          4.25%
                                                                             =================== ================= ==============
      Demand Deposits                                                                   321,285
     Company-Obligated Mandatorily Redeemable Securities of Subsidiary
       Holding Solely Parent Company Debentures                                          51,330
      Other Liabilities                                                                  21,337
                                                                             -------------------
      Total Liabilities                                                               1,845,599
                                                                             -------------------
      Stockholders' Equity                                                              116,707
                                                                             -------------------
Total Liabilities and Stockholders' Equity                                           $1,962,306
                                                                             ===================

      Net Interest Income                                                                                 $20,556
                                                                                                 =================

      Interest Rate Spread                                                                                                 3.79%
                                                                                                                   ==============
      Net Interest Margin                                                                                                  4.59%
                                                                                                                   ==============
      Interest income and yield are stated on a fully tax-equivalent basis. The total amount of adjustment is $258 in 2001.

INDEPENDENT BANK CORP.
SUPPLEMENTAL FINANCIAL INFORMATION
CONSOLIDATED AVERAGE BALANCE SHEET AND AVERAGE RATE DATA
(UNAUDITED - IN THOUSANDS)

                                                                               AVERAGE             INTEREST
                                                                              OUTSTANDING           EARNED/       AVERAGE
                                                                                BALANCE              PAID          YIELD
FOR THE THREE MONTHS ENDED MARCH 31,                                             2000                2000           2000
                                                                               ---------------   --------------  -----------
   Interest-Earning Assets
      Taxable Investment Securities                                                  $420,377           $7,391        7.03%
      Non-taxable Investment Securities                                                43,080              810        7.52%
      Loans, net of Unearned Discount                                               1,026,125           21,281        8.30%
       Federal Funds Sold and Assets Purchased Under Resale Agreements                  6,024               85        5.64%
       Trading Assets                                                                     485                1         .82%
                                                                               ---------------------------------------------
      Total Interest-Earning Assets                                                $1,496,091          $29,568        7.91%
                                                                               =============================================
      Cash and Due From Banks                                                          42,755
      Other Assets                                                                     56,639
                                                                               ---------------
      Total Assets                                                                 $1,595,485
                                                                               ===============

   Interest-Bearing Liabilities
      Savings and Interest Checking Accounts                                         $284,994           $1,167        1.64%
      Money Market & Super Interest Checking Accounts                                 108,380              651        2.40%
      Other Time Deposits                                                             453,378            5,793        5.11%
      Federal Funds Purchased and Assets
         Sold Under Repurchase Agreements                                              93,632            1,160        4.96%
      Federal Home Loan Bank Borrowings                                               267,453            3,922        5.87%
      Treasury Tax and Loan Notes                                                       4,389               58        5.29%
                                                                               ---------------------------------------------
      Total Interest-Bearing Liabilities                                           $1,212,226          $12,751        4.21%
                                                                               =============================================
      Demand Deposits                                                                 224,077
      Company-Obligated Mandatorily Redeemable Securities of Subsidiary Holding
       Solely Parent Company Debentures                                                53,750
                                                                               ---------------
      Other Liabilities                                                                 5,136
                                                                               ---------------
      Total Liabilities                                                             1,495,189
                                                                               ---------------
      Stockholders' Equity                                                            100,296
                                                                               ---------------
Total Liabilities and Stockholders' Equity                                         $1,595,485
                                                                               ===============

      Net Interest Income                                                                              $16,817
                                                                                                 ==============

      Interest Rate Spread                                                                                            3.69%
                                                                                                                 ===========
      Net Interest Margin                                                                                             4.50%
                                                                                                                 ===========

      Interest income and yield are stated on a fully tax-equivalent basis. The total amount of adjustment is $279 in 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             INDEPENDENT BANK CORP.
                                                  (registrant)



Date:   May 14, 2001                   /s/  Douglas H. Philipsen
                                               Douglas H. Philipsen
                                            President, Chairman of the Board and
                                               Chief Executive Officer




Date:   May 14, 2001                   /s/  Denis K. Sheahan
                                               Denis K. Sheahan
                                            Chief Financial Officer
                                               and Treasurer