Form 10-Q
period 2001-06-30
INDEPENDENT BANK CORP
filed 2001-08-13
CIK 776901

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒   No  ☐

             As of August 1, 2001 there were 14,305,986 shares of the issuer's common stock outstanding, par value $.01 per share.

PART 1  FINANCIAL INFORMATION
Item 1. Financial Statements

INDEPENDENT BANK CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited - in thousands)

	JUNE 30,	DECEMBER 31,
	2001	2000

ASSETS
Cash and Due From Banks	$73,706	$58,005
Federal Funds Sold	12,063	-
Trading Assets	444	479
Securities Available For Sale	498,659	387,476
Securities Held To Maturity	118,753	195,416
Federal Home Loan Bank Stock	17,036	17,036
Loans
Commercial & Industrial	137,157	134,227
Commercial Real Estate	439,885	442,120
Residential Real Estate	189,603	161,675
Real Estate Construction	52,095	45,338
Consumer – Installment	328,394	325,227
Consumer – Other	79,987	76,177

Loans, Net of Unearned Discount	1,227,121	1,184,764
Less: Reserve for Possible Loan Losses	(16,115)	(15,493)

Net Loans	1,211,006	1,169,271

Bank Premises and Equipment	30,703	30,367
Intangible Assets	37,652	39,068
Other Assets	58,556	52,858

TOTAL ASSETS	$2,058,578	$1,949,976

LIABILITIES
Deposits
Demand Deposits	$357,077	$336,755
Savings and Interest Checking Accounts	393,690	356,504
Money Market and Super Interest Checking Accounts	231,384	200,831
Time Certificates of Deposit	554,165	595,132

Total Deposits	1,536,316	1,489,222

Federal Funds Purchased and Assets Sold Under Repurchase Agreements	67,940	76,025
Federal Home Loan Bank Borrowings	251,224	191,224
Treasury Tax and Loan Notes	4,815	7,794
Other Liabilities	21,110	19,681

Total Liabilities	1,881,405	1,783,946

Commitments and Contingencies	-	-
Corporation-obligated mandatorily redeemable trust preferred securities of subsidiary trust holding solely junior subordinated debentures of the Corporation	51,365	51,318
STOCKHOLDERS' EQUITY
Common Stock, $.01 par value Authorized: 30,000,000 Shares
Outstanding: 14,863,821 Shares at June 30, 2001 and at December 31, 2000	149	149
Treasury Stock: 588,710 Shares at June 30, 2001 and 608,952 Shares at December 31, 2000	(9,179)	(9,495)
Total Outstanding Stock: 14,275,111 at June 30, 2001 and 14,254,869 at December 31, 2000
Surplus	43,879	44,078
Retained Earnings	84,184	77,028
Accumulated Other Comprehensive Income, Net of Tax	6,775	2,952

Total Stockholders' Equity	125,808	114,712

TOTAL LIABILITIES, MINORITY INTEREST & STOCKHOLDERS' EQUITY	$2,058,578	$1,949,976

The accompanying notes are an integral part of these unaudited, consolidated financial statements

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited - in thousands except per share amounts)

	SIX MONTHS ENDED		THREE MONTHS ENDED
	JUNE 30,	JUNE 30,	JUNE 30,	JUNE 30,
	2001	2000	2001	2000

INTEREST INCOME
Interest on Loans	$50,403	$42,856	$25,178	$21,590
Interest and Dividends on Securities	20,531	16,115	10,200	8,180
Interest on Trading Assets	3	3	1	1
Interest on Federal Funds Sold & Short Term Investments	440	326	290	241

Total Interest Income	71,377	59,300	35,669	30,012

INTEREST EXPENSE
Interest on Deposits	21,450	15,680	10,132	8,070
Interest on Borrowed Funds	8,055	10,242	3,963	5,102

Total Interest Expense	29,505	25,922	14,095	13,172

Net Interest Income	41,872	33,378	21,574	16,840

PROVISION FOR POSSIBLE LOAN LOSSES	1,514	1,168	864	451

Net Interest Income After Provision For Possible Loan Losses	40,358	32,210	20,710	16,389

NON-INTEREST INCOME
Service Charges on Deposit Accounts	4,165	2,876	2,213	1,491
Asset Management and Trust Services Income	2,357	2,370	1,275	1,237
Mortgage Banking Income	1,195	660	720	347
BOLI Income	887	837	444	424
Other Non-Interest Income	1,052	737	563	399

Total Non-Interest Income	9,656	7,480	5,215	3,898

Net Gain on Sales of Securities	1,202	163	53	112
NON-INTEREST EXPENSES
Salaries and Employee Benefits	17,102	12,970	8,813	6,649
Occupancy and Equipment Expenses	4,806	3,797	2,393	1,887
Data Processing & Facilities Management	1,976	2,689	1,031	1,402
Goodwill Amortization	1,416	138	708	69
Special Charges	-	2,998	-	2,998
Other Non-Interest Expenses	8,143	5,426	4,480	2,784

Total Non-Interest Expenses	33,443	28,018	17,425	15,789

Minority Interest Expense	2,766	2,539	1,383	1,391

INCOME BEFORE INCOME TAXES	15,007	9,296	7,170	3,219
PROVISION FOR INCOME TAXES	4,711	2,825	2,251	979

NET INCOME	$10,296	$6,471	$4,919	$2,240

BASIC EARNINGS PER SHARE	$0.72	$0.45	$0.34	$0.16

DILUTED EARNINGS PER SHARE	$0.72	$0.45	$0.34	$0.16

Weighted average common shares (Basic)	14,266,634	14,226,735	14,272,386	14,239,037
Common stock equivalents	129,840	69,048	148,555	62,144

Weighted average common shares (Diluted)	14,396,474	14,295,783	14,420,941	14,301,181

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited  - in thousands)

	SIX MONTHS ENDED JUNE 30,
	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$10,296	$6,471
ADJUSTMENTS TO RECONCILE NET INCOME TO
NET CASH PROVIDED FROM OPERATING ACTIVITIES
Depreciation and amortization	3,708	2,081
Provision for possible loan losses	1,514	1,168
Loans originated for resale	(49,270)	(11,254)
Proceeds from mortgage loan sales	48,903	11,181
Loss on sale of mortgages	367	73
Net gain realized from mortgage servicing rights	(206)	17
Changes in assets and liabilities::
Increase in other assets	(5,493)	(3,669)
Increase/(Decrease) in other liabilities	71	(6,016)

TOTAL ADJUSTMENTS	(406)	(6,419)

NET CASH PROVIDED FROM OPERATING ACTIVITIES	9,890	52

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of Securities Held to Maturity	701	19,438
Proceeds from maturities of Securities Available for Sale	169,477	23,132
Purchase of Securities Held to Maturity	(26,904)	(2,142)
Purchase of Securities Available for Sale	(172,640)	(94,489)
Net increase in Loans	(43,248)	(8,830)
Investment in Bank Premises and Equipment	(2,710)	(2,147)

NET CASH USED IN INVESTING ACTIVITIES	(75,325)	(65,038)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in Deposits	47,094	57,549
Net increase/(decrease) in Federal Funds Purchased and Assets Sold Under Repurchase Agreements	(8,085)	43,759
Net increase in FHLB Borrowings	60,000	(53,161)
Net (decrease)/ increase in TT&L Notes	(2,979)	(6,840)
Issuance of corporation-obligated mandatorily redeemable trust preferred securities of subsidiary trusts holding solely junior subordinated Debentures of the Corporation	-	22,505
Dividends Paid	(2,995)	(2,842)
Payments for Treasury Stock Purchase	-	-
Proceeds from stock issuance	164	278

NET CASH PROVIDED FROM FINANCING ACTIVITIES	93,199	61,248

NET INCREASE IN CASH AND CASH EQUIVALENTS	27,764	(3,738)
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE YEAR	58,005	57,668

CASH AND CASH EQUIVALENTS AS OF JUNE 30,	85,769	53,930

Supplemental Cash Flow Information

Cash Paid during the Year for:
Interest on deposits and borrowings	$33,982
Minority Interest	2,766
Income Taxes	2,516

Non-cash transactions:
Increase in fair vale of derivatives, net of tax	$675
Transfer of securities from HTM to AFS	102,801

The accompanying notes are an integral part of these unaudited, consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

             Independent Bank Corp. (the "Company") is a state chartered, federally registered bank holding company headquartered in Rockland, Massachusetts.  The Company is the sole stockholder of Rockland Trust Company ("Rockland" or “the Bank"), a Massachusetts trust company chartered in 1907.  The Company’s other subsidiaries are Independent Capital Trust I and Independent Capital Trust II.  The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included.  Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001 or any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission.

ACQUISITION

             On August 4, 2000 the Company and the Bank, acquired sixteen branches (including associated deposits and loans) that were formerly owned by Fleet National Bank.  These branches were among those required to be divested as a result of the acquisition of BankBoston by Fleet Financial Corporation, a transaction that was announced on March 14, 1999.  Four of these sixteen branches, acquired in a simultaneous transaction through Sovereign Bank, were originally scheduled to be sold to Sovereign as part of the divestment package which was required of Fleet by the U.S. Department of Justice.

             The acquisition added $336 million in deposits, and $134.3 million of commercial, commercial real estate and consumer loans.  The total purchase price of the acquisition was approximately $40 million and was paid in cash.  This acquisition is being accounted for on the financial statements using the purchase method of accounting.  Under purchase accounting, the acquired assets and liabilities are recognized at their fair value as of the date of acquisition.  Goodwill of $38.3 million generated by this transaction is being amortized on a straight-line basis over 15 years (see recent accounting developments SFAS No. 141 and SFAS No. 142).  Financial results of the acquired branches have been included in the Company’s operations beginning August 4, 2000.

             These branches opened as Rockland Trust offices on August 7, 2000.

RECENT ACCOUNTING DEVELOPMENTS

             Effective January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”.  This statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value.  The statement requires that changes in the derivative’s fair value be recognized currently in income unless specific hedge accounting criteria are met.  Special accounting for qualifying hedges allows a derivative’s gains and losses to offset related results on the hedged item in the statement of income and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.  If a derivative qualifies as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in the fair value of assets, liabilities, or firm commitments through earnings or are recognized in other comprehensive income until the hedged item is recognized in earnings.  The ineffective portion of a derivative’s change in fair value is to be immediately recognized in earnings.

             As of January 1, 2001, the Company had interest rate swaps that qualified as derivatives under SFAS No. 133.  Interest rate swaps are used primarily by the Company to hedge certain operational (“cashflow” hedges) exposures resulting from changes in interest rates.  Such exposures result from portions of the Company’s assets and liabilities that earn or pay interest at a fixed rate.  In addition, the Company had entered into commitments to fund residential mortgage loans with the intention of selling them in the secondary markets.  The Company had also entered into forward sales agreements for certain funded loans and loan commitments.

             Upon adoption, SFAS No. 133 allows for the one time reclassification of securities from “held-to-maturity” to “available-for-sale.”  On January 1, 2001, the Bank reclassified $102.8 million of treasury, agency and mortgage backed securities from “held-to-maturity” to “available-for-sale.”

             The adoption of SFAS No. 133 resulted in an increase of $371,000 in Other Comprehensive Income with no material cumulative effect on earnings as of January 1, 2001.  The increase in Other Comprehensive Income was made up of two components.  The fair value of the Company’s swaps treated as “cashflow” hedges net of tax ($467,000) and the impact of reclassifying securities from “held-to-maturity” to “available-for-sale” ($96,000).  The change in fair value of the swaps during the first six months of 2001 was $207,000 net of tax, and was also recorded in Other Comprehensive Income.

             The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards (SFAS) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”.  This Statement replaces SFAS No. 125, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, and rescinds FASB Statement No. 127, “Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125.”  SFAS No. 140, which has subsequently been amended by FASB Technical Bulletin No. 01-1 “Effective Date for Certain Financial Institutions of Certain Provisions of Statement 140 related to Isolation of Transferred”, provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings.  This Statement as amended is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 2001 and is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company does not believe the impact have a material impact on its financial position or results of operations.

             In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations” (“SFAS 141”), and SFAS No. 142, “Goodwill And Other Intangible Assets” (“SFAS 142”).  SFAS 141 addresses the accounting for acquisitions of business and is effective for acquisitions occurring on or after July 1, 2001.  SFAS 142 addresses the method of identifying and measuring goodwill and other intangible assets acquired in a business combination, eliminates further amortization of goodwill, and requires periodic evaluations of impairment of goodwill balances.  SFAS 142 is effective for fiscal years beginning after December 15, 2001.  The Company is currently assessing the impacts of adoption of SFAS 141 and SFAS 142.  The Company expects that its annualized goodwill amortization of $2.8 million will be eliminated beginning in 2002.

SPECIAL CHARGES

             The Company recorded special charges of $3.0 million during the second quarter of 2000.  This amount represents systems conversion charges of $1.3 million and expense of $0.7 million associated with the purchase of branches from FleetBoston Financial. Also, as previously announced, an unfavorable judgement was entered against the Bank in Plymouth Superior Court concerning a proposed commercial loan transaction that was never consummated. The Company will vigorously appeal this judgement, however, accounting convention requires that the Company take a pre-tax charge to earnings of $1.0 million in the second quarter of 2000 specifically for that decision.

EARNINGS PER SHARE

Stated below are the Basic and Diluted EPS for the six months and three months ended June 30, 2001 and June 30, 2000.

	(In Thousands, except per share data)
	NET INCOME		WEIGHTED AVERAGE SHARES		NET INCOME PER SHARE

For the six months ended June 30,	2001	2000	2001	2000	2001	2000

Basic EPS	$10,296	$6,471	14,267	14,227	$0.72	$0.45
Effect of dilutive securities			129	69
Diluted EPS	$10,296	$6,471	14,396	14,296	$0.72	$0.45

	(In Thousands, except per share data)
	NET INCOME		WEIGHTED AVERAGE SHARES		NET INCOME PER SHARE

For the three months ended June 30,	2001	2000	2001	2000	2001	2000

Basic EPS	$4,919	$2,240	14,272	14,239	$0.34	$0.16
Effect of dilutive securities			149	62
Diluted EPS	$4,919	$2,240	14,421	14,301	$0.34	$0.16

COMPREHENSIVE INCOME

Comprehensive income is reported net of taxes, as follows:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2001	2000	2001	2000

Net Income	$10,296	$6,471	$4,919	$2,240
Other Comprehensive Income, Net of Tax
Unrealized gains/(losses) on securities available for sale	4,026	766	1,043	661
Cumulative effect of FAS 133 adoption
Fair value of derivatives	467
Reclassification of securities from HTM to AFS	(96)
Change in fair value of derivatives	207		(155)
Unrealized holding gains arising during the period
Less: reclassification adjustment for gains included in net earnings	(781)	(69)	(34)	(36)

Other Comprehensive Income	3,823	697	854	625

Comprehensive Income	$14,119	$7,168	$5,773	$2,865

SEGMENT INFORMATION

             The Company has identified its reportable operating business segment as Community Banking, based on how the business is strategically managed.  The Company’s community banking business segment consists of commercial banking, retail banking, and trust services.  The community banking business segment is managed as a single strategic unit which derives its revenues from a wide range of banking services, including lending activities, acceptance of demand, savings and time deposits, trust and investment management, and mortgage servicing income from investors.  The Company does not have a single external customer from which it derives ten percent or more of its revenues and operates in the New England area of the United States.

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

             Information about reportable segments and reconciliation of such information to the consolidated financial statements as of and for the quarters ended June 30, follows (in thousands):

For the Six months Ended June 30, 2001	Community Banking	Other	Other Adjustments and Eliminations	Consolidated

Total Assets	$2,057,914	$236,801	$(236,137)	$2,058,578
Net Interest Income	41,847	(2,768)	2,793	41,872
Total Non-Interest Income	10,858	14,569	(14,569)	10,858
Net Income	$11,692	$10,380	$(11,776)	$10,296

For Six months Ended June 30, 2000

Total Assets	$1,650,096	$213,442	$(211,208)	$1,652,330
Net Interest Income	32,464	914	-	33,378
Total Non-Interest Income	7,643	8,268	(8,268)	7,643
Net Income	$8,191	$6,548	$(8,268)	$6,471

For the Three Months Ended June 30, 2001	Community Banking	Other	Other Adjustments And Eliminations	Consolidated

Net Interest Income	$21,560	$(2,779)	$2,793	$21,574
Total Non-Interest Income	5,268	8,147	(8,147)	5,268
Net Income	$5,311	$4,962	$(5,354)	$4,919

For the Three Months Ended June 30, 2000

Net Interest Income	$16,326	$514	-	$16,840
Total Non-Interest Income	4,010	3,206	(3,206)	4,010
Net Income	$3,166	$2,280	$(3,206)	$2,240

             The accounting policies of the segments are the same as those described in the summary of significant accounting policies.  The Company evaluates performance based on profit or loss from operations before income taxes, not including non-recurring gains or losses.

             The Company derives a majority of its revenues from interest income and the chief operating decision maker relies primarily on net interest revenue to assess the performance of the segments and make decisions about resources to be allocated to the segment.  Therefore, the segments are reported above using net interest income.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2001

             The following discussion should be read in conjunction with the financial statements, notes and tables included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed with the Securities and Exchange Commission.  The discussion may contain certain forward-looking statements regarding the future performance of the Company.  All forward-looking information is inherently uncertain and actual results may differ materially from the assumptions, estimates or expectations reflected or contained in the forward-looking information.  Please refer to “Cautionary Statement Regarding Forward-looking Information” of this Form 10-Q for a further discussion.

SUMMARY

             For the six months ended June 30, 2001 Independent Bank Corp. (the “Company”) recorded net operating earnings of $9.5 million excluding after tax security gains of $781,000.  This represents an increase of 14.4% from the $8.3 million reported in June of 2000, which excludes after tax special charges and security gains of $1.8 million.  Diluted operating earnings per share were $0.66 and $0.58 for the six months ended June 30, 2001 and 2000, respectively, excluding security gains and special charges.  Net interest income increased $8.5 million or 25.4%.  The provision for loan losses increased to $1.5 million for the first six months of 2001, consistent with the level of loan growth experienced, compared with $1.2 million for the same period last year.  Non-interest income increased $2.2 million, or 29.1% excluding security gains, while non-interest expense increased $8.4 million, or 33.7%, excluding special charges, over the first six months of 2000, largely due to the aforementioned acquisition.

             During the first six months of 2001 the Company recorded pre-tax security gains of $1.2 million on the sale of approximately $100 million of mortgage backed securities.  Including these gains, net income for the six months ended June 30, 2001 was $10.3 million compared with net income, including special charges, of $6.5 million for the same period last year.  Diluted earnings per share were $0.72 for the six months ended June 30, 2001 compared to $0.45 per share for the prior year.

             The Company recorded special charges of $3.0 million during the second quarter of 2000.  This amount represents systems conversion charges of $1.3 million and expense of $0.7 million associated with the purchase of branches from FleetBoston Financial. Also, as previously announced, an unfavorable judgement was entered against the Bank in Plymouth Superior Court concerning a proposed commercial loan transaction that was never consummated. The Company will vigorously appeal this judgement, however, accounting convention requires that the Company take a pre-tax charge to earnings of $1.0 million in the second quarter of 2000 specifically for that decision.

             The annualized consolidated returns on average equity and average assets for the first six months of 2001 were 17.16% and 1.04%, respectively, compared to the 12.74% and 0.80% reported for the same period last year.  On an operating basis, the annualized returns on average equity and assets for the six months ended June 30, 2001 were 15.86% and 0.96%, respectively, compared to the 16.36% and 1.03% reported for the six months ended June 30, 2000.

             As of June 30, 2001, total assets amounted to $2.1 billion, an increase of $108.6 million from December 31, 2000.  Investments increased $34.5 million, or 5.7% from $600.4 million at year-end 2000.  Loans, net of unearned discount, increased $42.4 million, or 3.6%, since year-end 2000.

             Non-performing assets and loans totaled $3.1 million as of June 30, 2001 compared to $4.4 million at December 31, 2000.   Non-performing assets represented 0.15% and 0.23% of total assets as of June 30, 2001 and December 31, 2000, respectively. Deposit balances have increased by $47.1 million, or 3.2%.  Borrowings increased by $48.9 million, or 17.8%, since year-end 2000.

NET INTEREST INCOME

             The discussion of net interest income, which follows, is presented on a fully tax-equivalent basis.  Net interest income for the six months ended June 30, 2001, amounted to $42.4 million, an increase of $8.5 million, or 24.9%, from the comparable time frame in 2000. The yield on interest earning assets, was 7.92% in 2001 compared to 7.95% in 2000. The Company’s net interest margin for the first six months of 2001 was 4.67%, compared to 4.51% for the comparable 2000 time frame, which is primarily due to the 24 basis point decrease in the cost of funds.  The Company's interest rate spread (the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities) increased by 0.22% to 3.89%.

             The average balance of interest-earning assets for the first six months of 2001 amounted to $1.8 billion, an increase of $311.1 million, or 20.7%, from the comparable time frame in 2000.  Income from interest-earning assets amounted to $71.9 million for the six months ended June 30, 2001, an increase of $12.0 million, or 20.1%, from the first six months of 2000.  The increase in interest income was primarily the result of a $171.4 million, or 16.7% increase in the average balance of the loan portfolio, net of unearned discount, resulting primarily from the acquisition as well as increases in refinancing activity.

             Interest income is also impacted by the amount of non-performing loans.  The amount of interest due, but not recognized, on non-performing loans amounted to approximately  $87,000  for the six months ended June 30, 2001 compared to $154,000 for the six months ended June 30, 2000.

             The average balance of interest-bearing liabilities for the first six months of 2001 was $1.5 billion, or 20.9% higher than the comparable 2000 time frame.  Average interest bearing deposits  increased by $294.1 million, or 34.4%, for the first six months of 2001 over the same period last year.  For the six months ended June 30, 2001, average borrowings were  $316.4 million.   This represents a decrease of $41.2 or 11.5% from the six months ended June 30, 2000.  This change is primarily  in Fed Funds Purchased and Assets Sold Under Repurchase Agreements which decreased by $35.2 million.   A portion of both the increases in average interest bearing deposits and the decrease in average borrowings can be attributed to the acquisition of deposits and net funds received from FleetBoston Financial in the third quarter of 2000.  Interest expense on deposits increased by $5.8 million, or 36.8%, to $21.5 million in the first six months of 2001 and interest expense on borrowings decreased by $2.2 million, or 21.4%, to $8.1 million as compared to the same period last year.

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

             For the six months ended June 30, 2001, the provision for possible loan losses, consistent with the level of loan growth experienced, was $1.5 million as compared to $1.2 million for the same period last year. For the first six months of 2001, loans charged-off, net of recoveries of loans previously charged-off amounted to $0.9 million as compared to $0.7 million for the comparable 2000 time frame.

             As of June 30, 2001, the ratio of the reserve for possible loan losses to loans, net of unearned discount, was 1.31%, consistent with 2000 year-end level.  The Company acquired $134.3 million of loans in 2000 as part of the branch acquisition.   Purchase accounting requires that a separate credit quality discount reserve be established specifically for acquired loans.  This credit quality discount represents management’s estimate of inherent losses incurred on the acquired portfolio, which will be used to offset actual losses on this portfolio in future periods.  The credit quality discount totaled $1.3 million at June 30, 2001.  The Company’s total reserves available for possible loan loss (including the credit quality discount of $1.3 million) as a percentage of the loan portfolio was 1.42% at June 30, 2001, unchanged from the 2000 year-end level.  The percentage of total reserves for possible loan losses (including the credit quality discount) to non-performing loans was 557.44% at June 30, 2001, an increase from 382.15% at year-end 2000.   Non-performing assets and loans totaled $3.1 million at June 30, 2001 (0.15% of total assets), lower than the $4.4 million at December 31, 2000 (0.23% of total assets).

NON-INTEREST INCOME

             Non-interest income excluding security gains for the six months ended June 30, 2001 was $9.7 million, compared to $7.5 million for the same period in 2000.  Deposit service charge revenue increased by $1.3 million or 44.8% from June of 2000, mostly due to the acquired deposits.   Mortgage banking income increased $0.5 million over the same period last year as the low interest rate environment has fueled refinancing activity.  Asset management and trust services income decreased by $13,000 compared to the June 30, 2000 time frame.

NON-INTEREST EXPENSES

             Non-interest expenses, excluding special charges in the 2000 time frame, increased by $8.4 million for the six months ended June 30, 2001 as compared to the same period in 2000.  Salaries and employee benefits increased by $4.1 million, or 31.9%, attributable to the addition of approximately one hundred employees staffing the acquired branches, additions to staff needed to support continued growth (including the introduction of a Call Center and Internet banking), employees’ merit increases, and increases in medical insurance premiums. Occupancy and equipment expenses increased $1.0 million, or 26.6%, to $4.8 million for the first six months of 2001 from $3.8 million in the same period last year.  Also impacting occupancy expenses were increases in utility costs and branch relocation costs ($125,000).   Data processing and facilities management expense decreased by $0.7 million, or 26.5%, reflecting the benefit of the systems conversion in June of 2000.   Goodwill amortization increased $1.3 million as a result of the acquisition.  Other non-interest expenses for the first six months of 2001 increased by $2.7 million, or 50.1%, to $8.1 million from $5.4 million in the first six months of 2000, which included increased advertising expense as the Company reinforced its marketing effort.  Other increases included telephone, consulting and the normal operating expenses of 17 additional branch locations.

MINORITY INTEREST

             In the second quarter of 1997, Independent Capital Trust I (the “Trust I”) was formed for the purpose of issuing trust preferred securities (the “Trust I Preferred Securities”) and investing the proceeds of the sale of these securities in junior subordinated debentures issued by the Company.  A total of $28.75 million of 9.28% Trust I Preferred Securities were issued and are scheduled to mature in 2027, callable at the option of the Company after May 19, 2002.  Distributions on these securities are payable quarterly in arrears on the last day of March, June, September and December, and such distributions can be deferred at the option of the Company for up to five years.  The Trust I Preferred Securities can be prepaid in whole or in part on or after May 19, 2002 at a redemption price equal to $25 per Trust Preferred Security plus accumulated but unpaid distributions thereon to the date of the redemption.

             On January 31, 2000, Independent Capital Trust II (the “Trust II”) was formed for the purpose of issuing trust preferred securities (the “Trust II Preferred Securities”) and investing the proceeds of the sale of these securities in junior subordinated debentures issued by the Company.  A total of $25 million of 11% Trust II Preferred Securities were issued and are scheduled to mature in 2030, callable at the option of the Company after January 31, 2002.  Distributions on these securities are payable quarterly in arrears on the last day of March, June, September and December, and such distributions can be deferred at the option of the Company for up to five years.  The Trust II Preferred Securities can be prepaid in whole or in part on or after January 31, 2002 at a redemption price equal to $25 per Trust Preferred Security plus accumulated but unpaid distributions thereon to the date of the redemption.

             The Trust I and Trust II Preferred Securities are presented in the consolidated balance sheets of the Company entitled “Corporation-Obligated Mandatorily Redeemable Trust Preferred Securities of Subsidiary Trusts Holding Solely Junior Subordinated Debentures of the Corporation”.  The Company records distributions payable on the Trust I and Trust II Preferred Securities as minority interest expense in its consolidated statements of income.  The minority interest expense was $2.8 million and $2.5 million for the six months ended June 30, 2001 and June 30, 2000, respectively.

INCOME TAXES

             The Company records income tax expense pursuant to Statement of Financial Accounting Standards No. 109, “Accounting For Income Taxes”.  The Company evaluates the deferred tax asset and the valuation reserve on a quarterly basis.  The Company’s effective tax rates for the six months ended June 30, 2001 and 2000 was 31.4% and 30.4%, respectively.

ASSET/LIABILITY MANAGEMENT

             The principal objective of the Company’s asset/liability management strategy is to reduce the vulnerability of the Company to changes in interest rates.  This is accomplished by managing the volume of assets and liabilities maturing, or subject to repricing, and by adjusting rates in relation to market conditions to influence volumes and spreads.

             The effect of interest rate volatility on net interest income is minimized when the interest sensitivity gap (the difference between assets and liabilities that reprice within a given time period) is the smallest.  Given the inherent uncertainty of future interest rates, the Bank’s Asset/Liability Management Committee evaluates the interest sensitivity gap and executes strategies, which may include off-balance sheet activities, in an effort to minimize the Company’s exposure to interest rate movements while providing adequate earnings in the most plausible future interest rate environments.

INTEREST RATE RISK

             Interest rate risk is the sensitivity of income to variations in interest rates over both short-term and long-term horizons.  The primary goal of interest-rate risk management is to control this risk within limits approved by the Board.  These limits reflect the Company’s tolerance for interest-rate risk by identifying exposures, quantifying and hedging them as needed.  The Company quantifies its interest-rate exposures using net interest income simulation models, as well as simpler gap analyses.  The Company manages its interest-rate exposure using a combination of on and off balance sheet instruments, primarily fixed rate portfolio securities, interest rate swaps, and options.

             The Company uses simulation analysis to measure the exposure of net interest income to changes in interest rates over a relatively short (i.e., less than 2 years) time horizon.  Simulation analysis involves projecting future interest income and expense from the Company’s asset, liabilities and off balance sheet positions under various scenarios.

             The Company’s policy limits on interest rate risk specify that if interest rates were to shift up or down 200 basis points estimated net interest income for the next 12 months should decline by less than 6%.  The following table reflects the Company’s estimated exposure, as a percentage of estimated net interest income for the next 12 months.

Rate Change		Estimated Exposure as %
(Basis Points)		of Net Interest Income

+	200	(0.81%)
-	200	0.41%

             As a component of its asset/liability management activities intended to control interest rate exposure, the Bank has entered into certain off-balance sheet hedging transactions.  Interest rate swap agreements represent transactions, which involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal amounts.  The weighted average fixed payment rates on the Company’s Swap agreements were 8.41% and 7.81% at June 30, 2001 and December 31, 2000 while the weighted average rates of variable interest payments were 5.80% and 7.34% at June 30, 2001 and December 31, 2000.  As a result of these interest rate swaps, the Bank realized net revenue of $0.8 million for the six months ended June 30, 2001 and $0.2 million for June 30, 2000 time period.

             Entering into interest rate swap agreements involves both the credit risk dealing with counterparties and their ability to meet the terms of the contracts and interest rate risk.  While notional principal amounts are generally used to express the volume of these transactions, the amounts potentially subject to credit risk are small due to the structure of the agreements.  The Bank is a direct party to these agreements, which provide for net settlement between the Bank and the counterparty on a periodic basis.  Should the counterparty fail to honor the agreement, the Bank’s credit exposure is limited to the net settlement amount.  The Bank had net receivables on the interest rate swaps of $0.6 million and $1.6 million at June 30, 2001 and December 31, 2000, respectively.

LIQUIDITY AND CAPITAL

             Liquidity, as it pertains to the Company, is the ability to generate cash in the most economical way, in order to meet ongoing obligations to pay deposit withdrawals and to fund loan commitments.  The Company’s primary sources of funds are deposits, borrowings, and the amortization, prepayment, and maturities of loans and investments.

             A strong source of liquidity is the Company's core deposits, those deposits which management considers, based on experience, not likely to be withdrawn in the near term.  The Company utilizes its extensive branch-banking network to attract retail customers who provide a stable source of core deposits.   In addition, the Company has established five repurchase agreements with major brokerage firms as potential sources of liquidity.  On June 30, 2001 the Company had no outstanding lines under these agreements.  As an additional source of funds, the Bank has entered into repurchase agreements with customers totaling $64.1 million at June 30, 2001.  As a member of the Federal Home Loan Bank, Rockland has access to approximately $540 million of borrowing capacity.  At June 30, 2001, the Company had $251.2 million outstanding under such lines.  The Company actively manages its liquidity position under the direction of the Bank’s Asset/Liability Management Committee.  Periodic review under formal policies and procedures is intended to ensure that the Company will maintain access to adequate levels of available funds.  At June 30, 2001, the Company’s liquidity position was well above policy guidelines.

CAPITAL RESOURCES AND DIVIDENDS

             The Company and Rockland are subject to capital requirements established by the Federal Reserve Board and the FDIC, respectively.  One key measure of capital adequacy is the risk-based ratio for which the regulatory agencies have established minimum requirements of 4.00% and 8.00% for Tier 1 risk-based capital and total risk-based capital, respectively.  As of June 30, 2001, the Company had a Tier 1 risked-based capital ratio of 8.81% and a total risked-based capital ratio of 11.01%.  Rockland had a Tier 1 risked-based capital ratio of 9.50% and a total risked-based capital ratio of 10.67% as of the same date.

             An additional capital requirement of a minimum 4.00% Tier 1 leverage capital is mandated by the regulatory agencies for most banking organizations and a 5.00% Tier 1 leverage capital ratio is required for a “well capitalized” institution.  As of June 30, 2001, the Company and the Bank had Tier 1 leverage capital ratios of 6.12% and 6.59%, respectively.

             In June, the Company’s Board of Directors declared a cash dividend of $.11 per share to stockholders of record as of the close of business on June 29, 2001.  This dividend was paid on July 13, 2001. On an annualized basis, the dividend payout ratio amounted to 31.50% of the trailing four quarters’ earnings.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FOR THE QUARTER ENDED JUNE 30, 2001

SUMMARY

             For the three months ended June 30, 2001 the Company recorded net operating earnings of $4.9 million excluding after tax security gains of $34,000.  This represents an increase of 18.7% from the $4.1 million reported at June 30, 2000, which excludes after tax security gains and special charges of $73,000 and $1.9 million, respectively.  Diluted earnings per share were $0.34 and $0.29 for the three months ended June 30, 2001 and 2000, respectively, excluding security gains and special charges.  Net interest income increased $4.7 million or 28.1%.  The provision for loan losses increased to $0.9 million for the three months ended June 30, 2001 compared with $0.5 million for the same period last year.  Non-interest income increased $1.3 million excluding security gains, or 33.8%, while non-interest expense, excluding special charges, increased $4.6 million, or 36.2%, over the three months ending June of 2000, largely due to the acquisition of the FleetBoston branches.

             During the three months ended June of 2001 the Company recorded pre-tax security gains of $53,000.  Including these gains net income for the three months ended June 30, 2001 was $4.9 million compared with net income, including special charges, of $2.2 million for the same period last year.   Diluted earnings per share were $0.34 for the six months ended June 30, 2001 compared to $0.16 per share for the prior year.

             The annualized consolidated returns on average equity and average assets for the three months ended June 30, 2001 were 15.96% and 0.98%, respectively.  This compares to annualized consolidated returns on average equity and average assets for the same period in 2000 of 8.71% and 0.55%.   On an operating basis, the annualized returns on average equity and assets for the three months ended June 30, 2001 were 15.85% and 0.97% compared to 16.00% and 1.01% for the same period last year.

NET INTEREST INCOME

             The discussion of net interest income, which follows, is presented on a fully tax-equivalent basis.  Net interest income for the three months ended June 30, 2001, amounted to $21.8 million, an increase of $4.7 million, or 27.5%, from the comparable 2000 time frame.  The Company's interest rate spread (the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities) increased by 33 basis points, to 3.99%.  The Company’s net interest margin for the second quarter of 2001 was 4.74%, compared to 4.52% for the comparable 2000 time frame which is primarily due to the 53 basis point decrease in the cost of interest bearing liabilities.

             The average balance of interest-earning assets for the second quarter of 2001 amounted to $1.8 billion, an increase of $327.4 million, or 21.6%, over the comparable 2000 time frame.  Income from interest-earning assets amounted to $35.9 million for the second quarter of 2001, an increase of $5.6 million, or 18.6%, from the second quarter of 2000.  The increase in interest income was attributable to a $183.2 million, or 17.8% increase in the average balance of the loan portfolio, net of unearned discount.  In addition, the securities portfolio increased by $133.7 million, or 28.4%, which reflects the Company’s strategy of leveraging its capital in a beneficial interest rate environment.

             The average balance of interest-bearing liabilities for the second quarter of 2001 was $1.5 billion, or 21.9%, higher than the comparable 2000 time frame.  Average interest bearing deposits increased by $291.0 million, or 33.7%, for the second quarter of 2001 over the same period last year, primarily in the savings and interest checking account category.  For the three months ended June 30, 2001, average borrowings were $325.1 million, or 7.1% lower than the second quarter of 2000.  Interest expense on deposits increased by $2.1 million, or 25.5%, and interest expense on borrowings decreased by $1.1 million, or 22.3%.

NON-INTEREST INCOME

             Non-interest income improved by $1.3 million or 33.8% for the quarter ended June 30, 2001 as compared to the same period last year.  Deposit service charge revenue increased by $0.7 million or 48.4%, largely due to the acquired deposits.  The mortgage banking business had another strong quarter, with revenue increasing $373,000 or 107.5% over the same period last year as the low interest rate environment continues to fuel refinancing activity.  Asset Management & Trust Services revenue increased 3.1% as of the quarter ended June 30, 2001 compared to the quarter ended June 30, 2000, despite a sharp downturn in the equities market.

NON-INTEREST EXPENSES

             Non-interest expense, excluding special charges, increased by $4.6 million or 36.2% for the quarter ended June 30, 2001, as compared to the same period in 2000. Salaries and employee benefits increased by $2.2 million or 32.6%, attributable to the addition of approximately one hundred employees staffing the acquired branches, additions to staff needed to support continued growth (including the introduction of a Call Center and Internet banking), employees’ merit increases, and increases in medical insurance premiums.  Occupancy and equipment-related expenses increased by $0.5 million or 26.8%, primarily attributable to the addition of the 16 branches (previously mentioned) as well as the opening of a de novo branch in Falmouth and a new Technology Center in Plymouth, all in the latter part of 2000.  Also impacting occupancy expenses were increases in utility costs and branch relocation costs ($125,000) in the second quarter of 2001.  Data processing and facilities management expense decreased by $0.4 million or 26.5%, reflecting the benefit of the systems conversion in June 2000.  Goodwill amortization increased $0.6 million as a result of the acquisition. Other non-interest expense increased $1.7 million or 60.9%, which included increased advertising expense of $354,000 as the Company increased its marketing effort.  Other increases include, telephone ($259,000), consulting ($266,000), and the normal operating expenses of 17 additional branch locations.

RECENT ACCOUNTING DEVELOPMENTS

             In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations” (“SFAS 141”), and SFAS No. 142, “Goodwill And Other Intangible Assets” (“SFAS 142”).  SFAS 141 addresses the accounting for acquisitions of business and is effective for acquisitions occurring on or after July 1, 2001.  SFAS 142 addresses the method of identifying and measuring goodwill and other intangible assets acquired in a business combination, eliminates further amortization of goodwill, and requires periodic evaluations of impairment of goodwill balances.  SFAS 142 is effective for fiscal years beginning after December 15, 2001.  The Company is currently assessing the impacts of adoption of SFAS 141 and SFAS 142.  The Company expects that its annualized goodwill amortization of $2.8 million will be eliminated beginning in 2002.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

             The preceding Management’s Discussion and Analysis and Notes to Consolidated Financial Statements of this Form 10Q contain certain forward-looking statements, including without limitation, statements regarding (i) the level of reserve for possible loan losses, (ii) the rate of delinquencies and amounts of charge-offs, (iii) the rates of loan growth.  Moreover, the Company may from time to time, in both written reports and oral statements by Company management, express its expectations regarding future performance of the Company.  These forward-looking statements are inherently uncertain and actual results may differ from Company expectations.  The following factors, which, among others, could impact current and future performance include but are not limited to: (i) adverse changes in asset quality and resulting credit risk-related losses and expenses; (ii) adverse changes in the economy of the New England region, the Company’s primary market, (iii) adverse changes in the local real estate market, as most of the Company’s loans are concentrated in Southeastern Massachusetts and a substantial portion of these loans have real estate as collateral; (iv) fluctuations in market rates and prices which can negatively affect net interest margin asset valuations and expense expectations; and (v) changes in regulatory requirements of federal and state agencies applicable to banks and bank holding companies, such as the Company and Rockland, which could have materially adverse effects on the Company’s future operating results.  When relying on forward-looking statements to make decisions with respect to the Company, investors and others are cautioned to consider these and other risks and uncertainties.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

             Information required by this Item 3 is included in Item 2 of Part I of this Form 10-Q, entitled “Management’s Discussion and Analysis.”

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities and Use of Proceeds - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders

	The Annual Stockholders Meeting was held on April 12, 2001. Board of Directors information can be found in the Proxy Section VI. Board of Directors (Pg. 5-7).
	Voting Results:
	Proposal I - Election of Directors. To serve as Class II Directors, each for a term of three years and until their successors have been elected and qualified.

Number of Shares/Votes

	For	Authority Withheld	Del Non-Votes

W. Paul Clark	11,488,877.8011	52,265.0132	875.0000
Robert L. Cushing	11,479,930.0446	61,212.7697	875.0000
Benjamin A. Gilmore II	11,485,316.0046	55,826.7697	875.0000
William J. Spence	11,466,507.9423	74,634.8720	875.0000
John H. Spurr Jr.	11,488,242.0718	52,900.7425	875.0000

	Proposal II - To increase the maximum number of shares which may be issued pursuant to stock options granted under the 1997 Employees Stock Option Plan from 500,000 to 1,100,000;

For	10,413,115.6203
Against	1,046,491.9019
Abstain	81,535.2921
Del Non-Votes	875.0000

Item 5.  Other Information

The financial information detailed below is included hereafter in this report:

Consolidated Statements of Changes in Stockholders' Equity -
Six months ended June 30, 2001 and the year ended
December 31, 2000

Consolidated Average Balance Sheet and Average Rate Data –
Six months and three months ended June 30, 2001 and 2000.

Item 6.  Exhibits and Reports on Form 8-K

             (a) Reports on Form 8-K

             The Company did not file any reports on Form 8-K during the quarter ended June 30, 2001.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS' EQUITY
(Unaudited - in thousands except per share amounts)

	COMMON STOCK	TREASURY STOCK	SURPLUS	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME AVAILABLE	TOTAL

Balance, January 1, 2000	$149	$(10,678)	$44,950	$67,547	$(3,839)	$98,129
Net Income				15,190		15,190
Dividends Declared ($.10 per share)				(5,709)		(5,709)
Proceeds from Exercise of Stock Options		1,183	(904)			279
Tax Benefit on Stock Option Exercise			32			32
Repurchase Common Stock						-
Change in Unrealized Gain on Investments Available for Sale, Net of Tax					6,791	6,791

Balance, December 31, 2000	$149	$(9,495)	$44,078	$77,028	$2,952	$114,712

Balance, January 1, 2001	$149	$(9,495)	$44,078	$77,028	$2,952	$114,712
Net Income				10,296		10,296
Dividends Declared ($.11 per share)				(3,140)		(3,140)
Cumulative effect of FAS 133 adoption
FAS 133 adjustment					207	207
Fair value of derivatives					467	467
Reclassification of securities from HTM to AFS					(96)	(96)
Proceeds from Exercise of Stock Options		316	(201)			115
Tax Benefit on Stock Option Exercise			2			2
Repurchase Common Stock						-
Change in Unrealized Gain on Investments Available for Sale, Net of Tax					3,245	3,245

Balance, June 30, 2001	$149	$(9,179)	$43,879	$84,184	$6,775	$125,808

INDEPENDENT BANK CORP.
SUPPLEMENTAL FINANCIAL INFORMATION
CONSOLIDATED AVERAGE BALANCE SHEET AND AVERAGE RATE DATA
(Unaudited - in thousands)

	AVERAGE OUTSTANDING BALANCE	INTEREST EARNED/ PAID	AVERAGE YIELD
FOR THE SIX MONTHS ENDED JUNE 30,	2001	2001	2001

Interest-Earning Assets
Taxable Investment Securities	$560,158	$19,564	6.99%
Non-taxable Investment Securities	38,686	1,465	7.57%
Loans, net of Unearned Discount	1,198,891	50,425	8.41%
Federal Funds Sold and Assets Purchased Under Resale Agreements	18,363	440	4.79%
Trading Assets	459	3	1.46%

Total Interest-Earning Assets	$1,816,557	$71,897	7.92%

Cash and Due From Banks	66,742
Other Assets	105,913

Total Assets	$1,989,212

Interest-Bearing Liabilities
Savings and Interest Checking Accounts	$371,932	$4,017	2.16%
Money Market & Super Interest Checking Accounts	207,975	1,955	1.88%
Other Time Deposits	569,489	15,478	5.44%
Federal Funds Purchased and Assets Sold Under Repurchase Agreements	66,417	1,318	3.97%
Federal Home Loan Bank Borrowings	245,995	6,665	5.42%
Treasury Tax and Loan Notes	4,031	72	3.58%

Total Interest-Bearing Liabilities	$1,465,839	$29,505	4.03%

Demand Deposits	330,421
Company-Obligated Mandatorily Redeemable Securities of Subsidiary Holding Solely Parent Company Debentures	51,358
Other Liabilities	21,581

Total Liabilities	1,869,199

Stockholders' Equity	120,013

Total Liabilities and Stockholders' Equity	$1,989,212

Net Interest Income		$42,392

Interest Rate Spread			3.89%

Net Interest Margin			4.67%

Interest income and yield are stated on a fully tax-equivalent basis.
The total amount of adjustment is $520 in 2001.

INDEPENDENT BANK CORP.
SUPPLEMENTAL FINANCIAL INFORMATION
CONSOLIDATED AVERAGE BALANCE SHEET AND AVERAGE RATE DATA
(Unaudited - in thousands)

	AVERAGE OUTSTANDING BALANCE	INTEREST EARNED/ PAID	AVERAGE YIELD
FOR THE SIX MONTHS ENDED JUNE 30,	2000	2000	2000

Interest-Earning Assets
Taxable Investment Securities	$423,818	$15,031	7.09%
Non-taxable Investment Securities	43,087	1,623	7.53%
Loans, net of Unearned Discount	1,027,471	42,880	8.35%
Federal Funds Sold and Assets Purchased Under Resale Agreements	10,633	319	6.00%
Trading Assets	477	7	2.94%

Total Interest-Earning Assets	$1,505,486	$59,860	7.95%

Cash and Due From Banks	46,793
Other Assets	56,950

Total Assets	$1,609,229

Interest-Bearing Liabilities
Savings and Interest Checking Accounts	$288,294	$2,354	1.63%
Money Market & Super Interest Checking Accounts	112,886	1,413	2.50%
Other Time Deposits	454,103	11,913	5.25%
Federal Funds Purchased and Assets Sold Under Repurchase Agreements	101,587	2,617	5.15%
Federal Home Loan Bank Borrowings	251,583	7,508	5.97%
Treasury Tax and Loan Notes	4,467	117	5.24%

Total Interest-Bearing Liabilities	$1,212,920	$25,922	4.27%

Demand Deposits	233,138
Company-Obligated Mandatorily Redeemable Securities of Subsidiary Holding Solely Parent Company Debentures	51,255
Other Liabilities	10,311

Total Liabilities	1,507,624

Stockholders' Equity	101,605

Total Liabilities and Stockholders' Equity	$1,609,229

Net Interest Income		$33,938

Interest Rate Spread			3.67%

Net Interest Margin			4.51%

Interest income and yield are stated on a fully tax-equivalent basis.
The total amount of adjustment is $560 in 2000.

INDEPENDENT BANK CORP.
SUPPLEMENTAL FINANCIAL INFORMATION
CONSOLIDATED AVERAGE BALANCE SHEET AND AVERAGE RATE DATA
(Unaudited - in thousands)

	AVERAGE OUTSTANDING BALANCE	INTEREST EARNED/ PAID	AVERAGE YIELD
FOR THE THREE MONTHS ENDED JUNE 30,	2001	2001	2001

Interest-Earning Assets
Taxable Investment Securities	$564,808	$9,712	6.88%
Non-taxable Investment Securities	39,270	739	7.53%
Loans, net of Unearned Discount	1,212,045	25,189	8.31%
Federal Funds Sold and Assets Purchased Under Resale Agreements	25,750	290	4.50%
Trading Assets	438	1	1.30%

Total Interest-Earning Assets	$1,842,311	$35,931	7.80%

Cash and Due From Banks	66,929
Other Assets	106,582

Total Assets	$2,015,822

Interest-Bearing Liabilities
Savings and Interest Checking Accounts	$379,948	$2,009	2.12%
Money Market & Super Interest Checking Accounts	222,657	1,016	1.82%
Other Time Deposits	552,162	7,106	5.15%
Federal Funds Purchased and Assets Sold Under Repurchase Agreements	62,653	520	3.32%
Federal Home Loan Bank Borrowings	258,587	3,418	5.29%
Treasury Tax and Loan Notes	3,868	26	2.70%

Total Interest-Bearing Liabilities	$1,479,875	$14,095	3.81%

Demand Deposits	339,457
Company-Obligated Mandatorily Redeemable Securities of Subsidiary Holding Solely Parent Company Debentures	51,386
Other Liabilities	21,822

Total Liabilities	1,892,540

Stockholders' Equity	123,282

Total Liabilities and Stockholders’ Equity	$2,015,822

Net Interest Income		$21,836

Interest Rate Spread			3.99%

Net Interest Margin			4.74%

Interest income and yield are stated on a fully tax-equivalent basis.
The total amount of adjustment is $258 in 2001.

INDEPENDENT BANK CORP.
SUPPLEMENTAL FINANCIAL INFORMATION
CONSOLIDATED AVERAGE BALANCE SHEET AND AVERAGE RATE DATA
(Unaudited – in thousands)

	AVERAGE OUTSTANDING BALANCE	INTEREST EARNED/ PAID	AVERAGE YIELD
FOR THE THREE MONTHS ENDED JUNE 30,	2000	2000	2000

Interest-Earning Assets
Taxable Investment Securities	$427,259	$7,640	7.15%
Non-taxable Investment Securities	43,094	813	7.54%
Loans, net of Unearned Discount	1,028,817	21,599	8.40%
Federal Funds Sold and Assets Purchased Under Resale Agreements	15,242	234	6.14%
Trading Assets	469	7	5.97%

Total Interest-Earning Assets	$1,514,881	$30,293	8.00%

Cash and Due From Banks	50,831
Other Assets	57,261

Total Assets	$1,622,973

Interest-Bearing Liabilities
Savings and Interest Checking Accounts	$291,594	$1,187	1.63%
Money Market & Super Interest Checking Accounts	117,392	762	2.60%
Other Time Deposits	454,828	6,121	5.38%
Federal Funds Purchased and Assets Sold Under Repurchase Agreements	109,542	1,457	5.32%
Federal Home Loan Bank Borrowings	235,713	3,586	6.09%
Treasury Tax and Loan Notes	4,545	59	5.19%

Total Interest-Bearing Liabilities	$1,213,614	$13,172	4.34%

Demand Deposits	242,199
Company-Obligated Mandatorily Redeemable Securities of Subsidiary Holding Solely Parent Company Debentures	51,247
Other Liabilities	12,999

Total Liabilities	1,520,059

Stockholders' Equity	102,914

Total Liabilities and Stockholders’ Equity	$1,622,973

Net Interest Income		$17,121

Interest Rate Spread			3.66%

Net Interest Margin			4.52%

Interest income and yield are stated on a fully tax-equivalent basis.
The total amount of adjustment is $281 in 2000.

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDEPENDENT BANK CORP.
(registrant)

Date: August 14, 2001	/s/ Douglas H. Philipsen

Douglas H. Philipsen
President, Chairman of the Board and
Chief Executive Officer

Date: August 14, 2001	/s/ Denis K. Sheahan

Denis K. Sheahan
Chief Financial Officer
and Treasurer
(Principal Financial and
Principal Accounting Officer)

INDEPENDENT BANK CORP.
(registrant)