Form 10-Q
period 2001-09-30
INDEPENDENT BANK CORP
filed 2001-11-09
CIK 776901

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

Commission File Number: 1-9047

Independent Bank Corp.

(Exact name of registrant as specified in its charter)

Massachusetts	04-2870273
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

288 Union Street, Rockland, Massachusetts	02370
(Address of principal executive offices)	(Zip code)

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

Yes ☒  No ☐

As of October 1, 2001 there were 14,311,009 shares of the issuer's common stock outstanding, par value $.01 per share.

PART 1  FINANCIAL INFORMATION

Item 1. Financial Statements

INDEPENDENT BANK CORP.

CONSOLIDATED BALANCE SHEETS

(Unaudited - in thousands)

	SEPTEMBER 30,	DECEMBER 31,
	2001	2000
ASSETS
Cash and Due From Banks	$60,947	$58,005
Federal Funds Sold	53	-
Trading Assets	414	479
Securities Available For Sale	547,208	387,476
Securities Held To Maturity	121,647	195,416
Federal Home Loan Bank Stock	17,036	17,036
Loans
Commercial & Industrial	150,004	134,227
Commercial Real Estate	444,915	442,120
Residential Real Estate	222,297	161,675
Real Estate Construction	56,364	45,338
Consumer – Installment	333,399	325,227
Consumer – Other	81,663	76,177
Total Loans	1,288,642	1,184,764
Less: Reserve for Possible Loan Losses	(16,937)	(15,493)
Net Loans	1,271,705	1,169,271
Bank Premises and Equipment	29,514	30,367
Intangible Assets	36,944	39,068
Other Assets	58,851	52,858
TOTAL ASSETS	$2,144,319	$1,949,976
LIABILITIES
Deposits
Demand Deposits	$364,404	$336,755
Savings and Interest Checking Accounts	386,488	356,504
Money Market and Super Interest Checking Accounts	252,115	200,831
Time Certificates of Deposit	565,120	595,132
Total Deposits	1,568,127	1,489,222
Federal Funds Purchased and Assets Sold Under Repurchase Agreements	68,657	76,025
Federal Home Loan Bank Borrowings	284,919	191,224
Treasury Tax and Loan Notes	6,227	7,794
Other Liabilities	29,819	19,681
Total Liabilities	1,957,749	1,783,946
Commitments and Contingencies	-	-
Corporation-obligated mandatorily redeemable trust preferred securities of subsidiary trust holding solely junior subordinated debentures of the Corporation	51,372	51,318
STOCKHOLDERS' EQUITY
Common Stock, $.01 par value Authorized: 30,000,000 Shares Issued: 14,863,821 Shares at September 30, 2001 and at December 31, 2000	149	149
Treasury Stock: 552,812 Shares at September 30, 2001 and 608,952 Shares at December 31, 2000	(8,627)	(9,495)
Total Outstanding Stock: 14,311,009 at September 30, 2001 and 14,254,869 at December 31, 2000
Surplus	43,595	44,078
Retained Earnings	88,076	77,028
Accumulated Other Comprehensive Income, Net of Tax	12,005	2,952
Total Stockholders' Equity	135,198	114,712
TOTAL LIABILITIES, MINORITY INTEREST & STOCKHOLDERS' EQUITY	$2,144,319	$1,949,976

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

INDEPENDENT BANK CORP.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited - in thousands except per share amounts)

	NINE MONTHS ENDED		THREE MONTHS ENDED
	SEPTEMBER 30,	SEPTEMBER 30,	SEPTEMBER 30,	SEPTEMBER 30,
	2001	2000	2001	2000
INTEREST INCOME
Interest on Loans	$76,087	$66,820	$25,684	$23,964
Interest and Dividends on Securities	31,594	24,963	11,063	8,841
Interest on Trading Assets	5	3	2	1
Interest on Federal Funds Sold & Short Term Investments	664	457	224	137
Total Interest Income	108,350	92,243	36,973	32,943
INTEREST EXPENSE
Interest on Deposits	30,773	26,128	9,323	10,448
Interest on Borrowed Funds	12,017	14,077	3,962	3,835
Total Interest Expense	42,790	40,205	13,285	14,283
Net Interest Income	65,560	52,038	23,688	18,660
PROVISION FOR POSSIBLE LOAN LOSSES	2,787	1,618	1,273	450
Net Interest Income After Provision For Possible Loan Losses	62,773	50,420	22,415	18,210
NON-INTEREST INCOME
Service Charges on Deposit Accounts	6,444	4,716	2,279	1,840
Asset Management and Trust Services Income	3,361	3,443	1,004	1,073
Mortgage Banking Income	1,568	1,064	373	404
BOLI Income	1,345	1,272	458	435
Other Non-Interest Income	1,680	1,406	628	669
Total Non-Interest Income	14,398	11,901	4,742	4,421
Net Gain on Sales of Securities	1,428	163	226	0
NON-INTEREST EXPENSES
Salaries and Employee Benefits	26,473	20,312	9,371	7,342
Occupancy and Equipment Expenses	7,377	5,970	2,571	2,173
Data Processing & Facilities Management	3,137	3,748	1,161	1,058
Goodwill Amortization	2,124	787	708	649
Special Charges	-	3,543	-	545
Other Non-Interest Expenses	12,238	9,426	4,095	4,001
Total Non-Interest Expenses	51,349	43,786	17,906	15,768
Minority Interest Expense	4,157	3,929	1,391	1,390
INCOME BEFORE INCOME TAXES	23,093	14,769	8,086	5,473
PROVISION FOR INCOME TAXES	7,330	4,412	2,619	1,587
NET INCOME	$15,763	$10,357	$5,467	$3,886
BASIC EARNINGS PER SHARE	$1.10	$0.73	$0.38	$0.27
DILUTED EARNINGS PER SHARE	$1.09	$0.72	$0.38	$0.27
Weighted average common shares (Basic)	14,279,394	14,233,467	14,300,654	14,248,881
Common stock equivalents	140,270	71,533	160,418	77,123
Weighted average common shares (Diluted)	14,419,664	14,305,000	14,461,072	14,326,004

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

INDEPENDENT BANK CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited - in thousands)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$15,763	$10,357
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED FROM OPERATING ACTIVITIES
Depreciation and amortization	5,833	4,168
Provision for possible loan losses	2,787	1,618
Loans originated for resale	(69,991)	(21,896)
Proceeds from mortgage loan sales	69,620	21,766
Loss on sale of mortgages	371	130
Net gain realized from mortgage servicing rights	18	(11)
Changes in assets and liabilities:
Increase in other assets	(6,013)	(1,505)
Increase/(Decrease) in other liabilities	7,301	(7,041)
TOTAL ADJUSTMENTS	9,926	(2,771)
NET CASH PROVIDED FROM OPERATING ACTIVITIES	25,689	7,586
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of Securities Held to Maturity	701	27,944
Proceeds from maturities or sales of Securities Available for Sale	211,510	32,056
Purchase of Securities Held to Maturity	(29,856)	(2,498)
Purchase of Securities Available for Sale	(256,492)	(114,183)
Net Cash proceeds from branch acquisition	-	153,155
Net increase in Loans	(105,221)	(9,172)
Investment in Bank Premises and Equipment	(2,876)	(5,167)
NET CASH USED IN INVESTING ACTIVITIES	(182,234)	82,135
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in Deposits	78,905	67,513
Net increase/(decrease) in Federal Funds Purchased
and Assets Sold Under Repurchase Agreements	(7,368)	(7,080)
Net (decrease) /increase in FHLB Borrowings	93,695	(140,000)
Net (decrease) in TT&L Notes	(1,567)	(3,141)
Issuance of corporation-obligated mandatorily redeemable trust preferred securities of subsidiary trusts holding solely junior subordinated Debentures of the Corporation	54	22,533
Dividends Paid	(4,565)	(4,272)
Payments for Treasury Stock Purchase	-	-
Proceeds from stock issuance	386	306
NET CASH PROVIDED FROM FINANCING ACTIVITIES	159,540	(64,141)
NET INCREASE/DECREASE IN CASH AND CASH EQUIVALENTS	2,995	25,580
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE YEAR	58,005	57,668
CASH AND CASH EQUIVALENTS AS OF SEPTEMBER 30,	$61,000	$83,248

Supplemental Cash Flow Information:

Cash Paid during the Year for:
Interest on deposits and borrowings	$44,219
Minority Interest	4,157
Income Taxes	3,413
Non-cash transactions:
Cumulative effect of FAS 133 adoption, net of tax	$371
Increase in fair value of derivatives, net of tax	1,272
Transfer of securities from HTM to AFS	102,801
Issuance of shares from Treasury Stock to cover exercise of stock options	868

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

Independent Bank Corp. (the "Company") is a state chartered, federally registered bank holding company headquartered in Rockland, Massachusetts.  The Company is the sole stockholder of Rockland Trust Company ("Rockland" or "the Bank"), a Massachusetts trust company chartered in 1907.    The Company’s other subsidiaries are Independent Capital Trust I and Independent Capital Trust II.   The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included.  Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001 or any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission.

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

As of January 1, 2001, the Company had interest rate swaps that qualified as derivatives under SFAS No. 133.  Interest rate swaps are used primarily by the Company to hedge certain operational (“cashflow” hedges) exposures resulting from changes in interest rates.  Such exposures result from portions of the Company’s assets and liabilities that earn or pay interest at a fixed or floating rate.  In addition, the Company had entered into commitments to fund residential mortgage loans with the intention of selling them in the secondary markets.  The Company had also entered into forward sales agreements for certain funded loans and loan commitments.

Upon adoption, SFAS No. 133 allows for the one time reclassification of securities from “held-to-maturity” to “available-for-sale.”  On January 1, 2001, the Bank reclassified $102.8 million of treasury, agency and mortgage backed securities from “held-to-maturity” to “available-for-sale.”

The adoption of SFAS No. 133 resulted in an increase of $371,000 in Other Comprehensive Income with no material cumulative effect on earnings as of January 1, 2001.  The increase in Other Comprehensive Income was made up of two components.  The fair value of the Company’s swaps treated as “cashflow” hedges net of tax ($467,000) and the impact of reclassifying securities from “held-to-maturity” to “available-for-sale” ($96,000).  The change in fair value of the swaps during the first nine months of 2001 was $1.3 million net of tax, and was also recorded in Other Comprehensive Income.

The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards (SFAS) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”.  This Statement replaces SFAS No. 125, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, and rescinds FASB Statement No. 127, “Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125.”  SFAS No. 140, which has subsequently been amended by FASB Technical Bulletin No. 01-1 “Effective Date for Certain Financial Institutions of Certain Provisions of Statement 140 related to Isolation of Transferred”, provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings.  This Statement as amended is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 2001 and is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company does not believe the adoption will have a material impact on its financial position or results of operations.

SPECIAL CHARGES

The Company recorded special charges of $3.5 million for the nine months ended September 30, 2000.  This amount represents systems conversion charges of $1.3 million and expense of $1.2 million associated with the purchase of branches from FleetBoston Financial. Also, as previously announced, an unfavorable judgment was entered against the Bank in Plymouth Superior Court concerning a proposed commercial loan transaction that was never consummated. While the Company has appealed that judgment, accounting convention required the Company to take a pre-tax charge to earnings of $1.0 million in the second quarter of 2000 specifically for that decision.

EARNINGS PER SHARE

Stated below are the Basic and Diluted EPS for the nine months and three months ended September 30, 2001 and September 30, 2000.

	(In thousands, except per share data)
	NET INCOME		WEIGHTED AVERAGE		NET INCOME
			SHARES		PER SHARE
For the nine months ended September 30,	2001	2000	2001	2000	2001	2000
Basic EPS	$15,763	$10,357	14,279	14,233	$1.10	$0.73
Effect of dilutive securities			141	72	0.01	0.01
Diluted EPS	$15,763	$10,357	14,420	14,305	$1.09	$0.72

	(In thousands, except per share data)
	NET INCOME		WEIGHTED AVERAGE		NET INCOME
			SHARES		PER SHARE
For the three months ended September 30,	2001	2000	2001	2000	2001	2000
Basic EPS	$5,467	$3,886	14,301	14,249	$0.38	$0.27
Effect of dilutive securities			160	77
Diluted EPS	$5,467	$3,886	14,461	14,326	$0.38	$0.27

Options to purchase 17,000, 187,967, 219,825 and 358,007 shares of common stock were outstanding for the three months and nine months ended September 30, 2001 and 2000, respectively.  These shares were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares.

COMPREHENSIVE INCOME

Comprehensive income is reported net of taxes, as follows:

	For the Nine		For the Three
	Months Ended		Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
Net Income	$15,763	$10,357	$5,467	$3,886

Other Comprehensive Income, Net of Tax:
Unrealized gains/(losses) on securities available for sale	8,337	2,823	4,311	2,020
Less: reclassification adjustment for realized gains included in net earnings	(928)	(106)	(147)
Cumulative effect of FAS 133 adoption
Fair value of derivatives at January 1, 2001	467
Reclassification of securities from HTM to AFS on January 1, 2001	(96)
Change in fair value of derivatives during the period	1,272		1,065
Other Comprehensive Income	9,052	2,717	5,229	2,020
Total Comprehensive Income	$24,815	$13,074	$10,696	$5,906

SEGMENT INFORMATION

The Company has identified its reportable operating business segment as Community Banking, based on how the business is strategically managed by the CEO, who is the chief operating decision-maker.  The Company’s community banking business segment consists of commercial banking, retail banking, and trust services.  The community banking business segment is managed as a single strategic unit which derives its revenues from a wide range of banking services, including lending activities, acceptance of demand, savings and time deposits, trust and investment management, and mortgage servicing income from investors.  The Company does not have a single external customer from whom it derives ten percent or more of its revenues, and operates in the New England area of the United States.

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

Information about reportable segments and reconciliation of such information to the consolidated financial statements as of and for the quarters and nine-months ended September 30, 2001 and 2000 follows (in thousands):

For the Nine months Ended	Community		Other Adjustment
September 30, 2001	Banking	Other	and Eliminations	Consolidated
Total Assets	$2,143,691	$246,202	$(245,574)	$2,144,319
Net Interest Income	65,516	(4,145)	4,189	65,560
Total Non-Interest Income	15,826	22,891	(22,891)	15,826
Net Income	$18,576	$15,889	$(18,702)	$15,763

For Nine months Ended
September 30, 2000
Total Assets	$1,869,938	$217,025	$(216,250)	$1,870,713
Net Interest Income	50,597	1,441	-	52,038
Total Non-Interest Income	12,064	12,511	(12,511)	12,064
Net Income	$12,040	$10,828	$(12,511)	$10,357

For the Three Months Ended	Community		Other Adjustments
September 30, 2001	Banking	Other	And Eliminations	Consolidated
Net Interest Income	$23,669	$(1,377)	$1,396	$23,688
Total Non-Interest Income	4,968	8,322	(8,322)	4,968
Net Income	$6,884	$5,509	$(6,926)	$5,467

For the Three Months Ended
September 30, 2000
Net Interest Income	$18,133	$528	$(1)	$18,660
Total Non-Interest Income	4,421	4,243	(4,243)	4,421
Net Income	$3,849	$4,281	$(4,244)	$3,886

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

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

SUMMARY

For the nine months ended September 30, 2001 Independent Bank Corp. (the “Company”) recorded net operating earnings of $14.8 million excluding after tax security gains of $928,000.  This represents an increase of 18.2% from the $12.6 million reported in September of 2000, which excludes after tax special charges ($2.3 million) and security gains ($0.1 million) of $2.2 million.  Diluted operating earnings per share were $1.03 and $0.88 for the nine months ended September 30, 2001 and 2000, respectively, excluding security gains and special charges.  Net interest income increased $13.5 million or 26.0%.  The provision for loan losses increased to $2.8 million for the first nine months of 2001, compared with $1.6 million for the same period last year. This increase is commensurate with loan growth and current economic conditions.  Non-interest income increased $2.5 million, or 21.0% excluding security gains, while non-interest expense increased $11.1 million, or 27.6%, excluding special charges, over the first nine months of 2000, largely due to the aforementioned acquisition.

During the first nine months of 2001 the Company recorded pre-tax security gains of $1.4 million on the sale of approximately $100 million of mortgage backed securities.  Including these gains, net income for the nine months ended September 30, 2001 was $15.8 million compared with net income, including special charges and security gains, of $10.4 million for the same period last year.  Diluted earnings per share were $1.09 for the nine months ended September 30, 2001 compared to $0.72 per share for the prior year.

The annualized consolidated returns on average equity and average assets for the first nine months of 2001 were 17.11% and 1.04%, respectively, compared to the 13.47% and 0.83% reported for the same period last year.  On an operating basis, the annualized returns on average equity and average assets for the nine months ended September 30, 2001 were 16.11% and 0.97%, respectively, compared to the 16.32% and 1.00% reported for the nine months ended September 30, 2000.

As of September 30, 2001, total assets amounted to $2.1 billion, an increase of $194.3 million from December 31, 2000.  Investments increased $85.9 million, or 14.3% from $600.4 million at year-end 2000.  Loans increased $103.9 million, or 8.8%, since year-end 2000. Deposit balances have increased by $78.9 million, or 5.3%.  Borrowings increased by $84.8 million, or 30.8%, since year-end 2000.

Non-performing assets totaled $3.2 million as of September 30, 2001 compared to $4.4 million at December 31, 2000.   Non-performing assets represented 0.15% and 0.23% of total assets as of September 30, 2001 and December 31, 2000, respectively.

NET INTEREST INCOME

The discussion of net interest income, which follows, is presented on a fully tax-equivalent basis.  Net interest income for the nine months ended September 30, 2001, amounted to $66.5 million, an increase of $13.6 million, or 25.7%, from the comparable time frame in 2000. The yield on interest earning assets, was 7.84% in 2001 compared to 8.02% in 2000. The Company’s net interest margin for the first nine months of 2001 was 4.77%, compared to 4.56% for the comparable 2000 time frame.  The increase in the net interest margin is due to a lower cost of funds attributed to the benefit of the acquired core deposits as well as a balance sheet that was well positioned to benefit from the Federal Reserve easing over the last nine months. The Company's interest rate spread (the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities) increased by 31 basis points to 4.02%.

The average balance of interest-earning assets for the first nine months of 2001 amounted to $1.9 billion, an increase of $312.4 million, or 20.2%, from the comparable time frame in 2000.  Income from interest-earning assets amounted to $109.3 million for the nine months ended September 30, 2001, an increase of $16.2 million, or 17.4%, from the first nine months of 2000.  The increase in interest income was due to a combination of growth in both the loan portfolio and the investment portfolio. Loans increase by $160.4 million, or 15.2%, resulting from the acquisition as well as increases in general business volume.  Investments increased by $142.0 million or 29.6% as the Company took advantage of a steepening yield curve.

Interest income is also impacted by the amount of non-performing loans.  The amount of interest due, but not recognized, on non-performing loans amounted to approximately $79,000 for the nine months ended September 30, 2001 compared to $248,000 for the nine months ended September 30, 2000.

The average balance of interest-bearing liabilities for the first nine months of 2001 was $1.5 billion, or 19.9%, higher than the comparable 2000 time frame.  Average interest bearing deposits  increased by $246.4 million, or 26.8%, for the first nine months of 2001 over the same period last year.  The increase in deposits was driven by the acquisition and strong core deposit growth.   For the nine months ended September 30, 2001, average borrowings were  $326.3 million.   This represents an increase of $1.3 million or 0.40% from the nine months ended September 30, 2000.  Interest expense on deposits increased by $4.6 million, or 17.8%, to $30.8 million in the first nine months of 2001 and interest expense on borrowings decreased by $2.1 million, or 14.6%, to $12.0 million as compared to the same period last year.

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

For the nine months ended September 30, 2001, the provision for possible loan losses, commensurate with loan growth and changing economic conditions was $2.8 million, as compared to $1.6 million for the same period last year. For the first nine months of 2001, loans charged-off, net of recoveries of loans previously charged-off, amounted to $1.3 million as compared to $1.1 million for the comparable 2000 time frame.

As of September 30, 2001, the ratio of the reserve for possible loan losses to loans was 1.31%, consistent with the 2000 year-end level.  The Company acquired $134.3 million of loans in 2000 as part of the branch acquisition.  In connection with this acquisition, the Company recorded a credit quality discount to reflect managements’ estimate of inherent credit losses in the acquired portfolio. This credit quality discount is used to offset actual losses on the portfolio.  The credit quality discount of $1.3 million that was established in the third quarter of 2000 was reduced by $200,000 (by an offset to interest income) during the third quarter of 2001, reflecting loan payoffs.  The credit quality discount totaled $1.1 million at September 30, 2001.  The Company’s total reserves available for possible loan loss (including the credit quality discount) as a percentage of the loan portfolio was 1.40% at September 30, 2001, compared to 1.42% at year-end 2000.  The percentage of total reserves for possible loan losses (including the credit quality discount) to non-performing loans was 569.94% at September 30, 2001, an increase from 382.15% at year-end 2000. Non-performing assets totaled $3.2 million at September 30, 2001 (0.15% of total assets), 28.3% lower than the $4.4 million at December 31, 2000 (0.23% of total assets).

NON-INTEREST INCOME

Non-interest income, excluding security gains, for the nine months ended September 30, 2001 was $14.4 million, compared to $12.0 million for the same period in 2000.  Deposit service charge revenue increased by $1.7 million or 36.6% from the nine months ended September 2000, mostly due to the acquired deposits.   Mortgage banking income increased $0.5 million over the same period last year as strong originations driven by the interest rate environment outpaced prepayments. Asset management and trust services income decreased by $82,000 compared to the same period in 2000 reflecting the sharp down-turn in the equities market.

SPECIAL CHARGES

The Company recorded special charges of $3.5 million for the nine months ended September 30, 2000.  This amount represents systems conversion charges of $1.3 million and expense of $1.2 million associated with the purchase of branches from FleetBoston Financial. Also, as previously announced, an unfavorable judgment was entered against the Bank in Plymouth Superior Court concerning a proposed commercial loan transaction that was never consummated. While the Company has appealed that judgment, accounting convention required the Company to take a pre-tax charge to earnings of $1.0 million in the second quarter of 2000 specifically for that decision.

NON-INTEREST EXPENSES

The discussion of non-interest expense that follows excludes from 2000 special charges discussed above.   Non-interest expenses, increased by $11.1 million for the nine months ended September 30, 2001 as compared to the same period in 2000.  Salaries and employee benefits increased by $6.2 million, or 30.3%, attributable to the addition of approximately one hundred employees staffing the acquired branches, additions to staff needed to support continued growth (including the introduction of a Call Center and Internet banking), employees’ merit increases, and increases in medical insurance premiums. Occupancy and equipment expenses increased $1.4 million, or 23.6%, to $7.4 million for the first nine months of 2001 from $6.0 million in the same period last year, primarily due to the increased number of branches.  Also impacting occupancy expenses were increases in utility costs, branch relocation costs in the second quarter of 2001 of  $125,000 and an $83,000 loss in the third quarter of 2001 on the sale of a 30,000 square foot building located at 34 School St. in Brockton. The sale of this building will relieve the Company of significant operating costs while allowing for the continuing operation of a small bank branch (1,000 square feet) located at this site through a minor leasing arrangement.  Data processing and facilities management expense decreased by $0.6 million, or 16.3%, reflecting the benefit of the systems conversion in the second quarter of 2000.  Goodwill amortization increased $1.3 million as a result of the acquisition.  Other non-interest expenses for the first nine months of 2001 increased by $2.8 million, or 29.8% to $12.2 million from $9.4 million in the first nine months of 2000, which included increased advertising expense ($308,000) as the Company reinforced its marketing effort.  Other increases included telephone ($627,000), and consulting ($595,000, which includes $300,000 related to the development of a branch staffing model) and the normal operating expenses of 17 additional branch locations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOR THE QUARTER ENDED SEPTEMBER 30, 2001

SUMMARY

For the three months ended September 30, 2001 the Company recorded net operating earnings of $5.3 million, excluding after tax security gains of $147,000.  This represents an increase of 25.5% from the $4.2 million reported at September 30, 2000, which excludes after tax special charges of $0.4 million.  Diluted earnings per share were $0.37 and $0.30 for the three months ended September 30, 2001 and 2000, respectively, excluding security gains and special charges.  Net interest income increased $5.0 million or 27.0%.  The provision for loan losses increased to $1.3 million for the three months ended September 30, 2001 compared with $0.5 million for the same period last year.   This increase is commensurate with loan growth and changing economic conditions.   Non-interest income increased $0.3 million excluding security gains, or 7.3%, while non-interest expense, excluding special charges, increased $2.7 million, or 17.6%, over the three months ended September 30, 2000, partly due to the acquisition of the FleetBoston branches.

Net income for the three months ended September 30, 2001 was $5.5 million compared with $3.9 million for the same period last year.  Diluted earnings per share were $0.38 for the quarter ended September 30, 2001 compared to $0.27 per share for the prior year.

The annualized consolidated returns on average equity and average assets for the three months ended September 30, 2001 were 17.04% and 1.04%, respectively.  This compares to annualized consolidated returns on average equity and average assets for the same period in 2000 of 14.89% and 0.87%.   On an operating basis, the annualized returns on average equity and average assets for the three months ended September 30, 2001 were 16.58% and 1.01%, compared to 16.25% and 0.95% for the same period last year.

NET INTEREST INCOME

The discussion of net interest income, which follows, is presented on a fully tax-equivalent basis.  Net interest income for the three months ended September 30, 2001, amounted to $24.0 million, an increase of $5.1 million, or 26.7%, from the comparable 2000 time frame.  The Company's interest rate spread (the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities) increased by 44 basis points, to 4.23%.  The Company’s net interest margin for the third quarter of 2001 was 4.94%, compared to 4.65% for the comparable 2000 time frame. The increase in the net interest margin is due to a lower cost of funds attributed to the benefit of the acquired core deposits as well as a balance sheet that was well positioned to benefit from the Federal Reserve easing over the last nine months.

The average balance of interest-earning assets for the third quarter of 2001 amounted to $1.9 billion, an increase of $314.5 million, or 19.3%, over the comparable 2000 time frame.  Income from interest-earning assets amounted to $37.3 million for the third quarter of 2001, an increase of $4.1 million, or 12.2%, from the third quarter of 2000.  The increase in interest income was attributable to a $138.4 million, or 12.4% increase in the average balance of the loan portfolio.  In addition, the securities portfolio increased by $161.8 million, or 32.2%.  The Company took advantage of the steep treasury yield curve by increasing investments while match funding to maintain an acceptable spread.

The average balance of interest-bearing liabilities for the third quarter of 2001 was $1.5 billion, or 18.1%, higher than the comparable 2000 time frame.  Average interest bearing deposits increased by $151.7 million, or 14.5%, for the third quarter of 2001 over the same period last year, primarily in the money market and super interest checking account category.  For the three months ended September 30, 2001, average borrowings were $345.8 million, or 32.7%, higher than the third quarter of 2000.  Interest expense on deposits decreased by $1.1 million, or 10.8%, and interest expense on borrowings increased by $0.1 million, or 3.3%.

NON-INTEREST INCOME

Non-interest income improved by $0.3 million or 7.3% for the quarter ended September 30, 2001, excluding the gain on securities, as compared to the same period last year.  Deposit service charge revenue increased by $0.4 million or 23.9%, largely due to the acquired deposits.  The mortgage banking business revenue decreased $31,000, or 7.7%, over the same period last year.  The impact of refinancing activity provided increased sales volume for the quarter, however, prepayments created increased amortization of the servicing asset, resulting in a decrease from the comparable period.  Asset Management & Trust Services revenue decreased $69,000, or 6.4%, as of the quarter ended September 30, 2001 compared to the quarter ended September 30, 2000, reflecting the sharp down-turn in the equities market.

SPECIAL CHARGES

The Company recorded special charges of $0.5 million associated with the purchase of branches from FleetBoston Financial for the three months ended September 30, 2000.

NON-INTEREST EXPENSES

Non-interest expense, excluding special charges, increased by $2.7 million or 17.6% for the quarter ended September 30, 2001, as compared to the same period in 2000. Salaries and employee benefits increased by $2.0 million, or 27.6%, attributable to the addition of approximately one hundred employees staffing the acquired branches, additions to staff needed to support continued growth (including the introduction of a Call Center and Internet banking), employees’ merit increases, and increases in medical insurance premiums.  Occupancy and equipment-related expenses increased by $0.4 million, or 18.3%, primarily attributable to the addition of the 16 branches (previously mentioned), the opening of a de novo branch in Falmouth, and a new Technology Center in Plymouth.  Occupancy expense also increased due to the Company’s sale of a 30,000 square foot building located at 34 School Street in Brockton, which was acquired during the branch acquisition.  Although the sale of this building resulted in an $83,000 loss it will relieve the Company of significant operating costs while allowing for the continued operation of a small bank branch (1,000 square feet) at this location through a minor leasing arrangement. Data processing and facilities management expense increased by $0.1 million, or 9.7%.  Goodwill amortization increased $59,000, or 9.1%, as a result of the acquisition. Other non-interest expense increased $94,000, or 2.4%, primarily due to a $300,000 consultant fee related to the development of a branch-staffing model.

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

As of January 1, 2001, the Company had interest rate swaps that qualified as derivatives under SFAS No. 133.  Interest rate swaps are used primarily by the Company to hedge certain operational (“cashflow” hedges) exposures resulting from changes in interest rates.  Such exposures result from portions of the Company’s assets and liabilities that earn or pay interest at a fixed or floating rate.  In addition, the Company had entered into commitments to fund residential mortgage loans with the intention of selling them in the secondary markets.  The Company had also entered into forward sales agreements for certain funded loans and loan commitments.

Upon adoption, SFAS No. 133 allows for the one time reclassification of securities from “held-to-maturity” to “available-for-sale.”  On January 1, 2001, the Bank reclassified $102.8 million of treasury, agency and mortgage backed securities from “held-to-maturity” to “available-for-sale.”

The adoption of SFAS No. 133 resulted in an increase of $371,000 in Other Comprehensive Income with no material cumulative effect on earnings as of January 1, 2001.  The increase in Other Comprehensive Income was made up of two components.  The fair value of the Company’s swaps treated as “cashflow” hedges net of tax ($467,000) and the impact of reclassifying securities from “held-to-maturity” to “available-for-sale” ($96,000).  The change in fair value of the swaps during the first nine months of 2001 was $1.3 million net of tax, and was also recorded in Other Comprehensive Income.

The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards (SFAS) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”.  This Statement replaces SFAS No. 125, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, and rescinds FASB Statement No. 127, “Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125.”  SFAS No. 140, which has subsequently been amended by FASB Technical Bulletin No. 01-1 “Effective Date for Certain Financial Institutions of Certain Provisions of Statement 140 related to Isolation of Transferred”, provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings.  This Statement as amended is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 2001 and is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company does not believe the adoption will have a material impact on its financial position or results of operations.

Impact Of Recent Financial Accounting Standards Board Guidance

On Goodwill Accounting And Company’s 2002 Earnings Estimates

Due to an unexpected announcement from the Financial Accounting Standards Board (FASB) on October 17, 2001, the Company is modifying statements made in its June 30, 2001 Form 10-Q and in its October 15, 2001 earnings conference call regarding its ability to eliminate $2.8 million of annual goodwill amortization beginning January 1, 2002.

In June 2001 FASB issued Statement of Financial Accounting Standards 141, Business Combinations (SFAS 141), and Statement of Financial Accounting Standards 142, Goodwill and Other Intangible Assets (SFAS 142).  SFAS 141 addressed  accounting for business acquisitions occurring after June 30, 2001.  SFAS 142 addressed the method of identifying goodwill and other intangible assets acquired in a business combination and eliminated further amortization of goodwill, subject to a periodic evaluation of goodwill balances for impairment.  SFAS 142, like SFAS 141, took effect for transactions occurring after June 30, 2001.  With respect to goodwill and intangible assets acquired prior to June 30, 2001, SFAS 142 is effective for fiscal years beginning after December 15, 2001.  SFAS 142, therefore, will first come into effect for the Company in 2002.

On October 17, 2001 FASB issued Action Alert No. 01-37.  That Action Alert reported a conclusion reached by FASB at its October 10, 2001 meeting regarding the application of SFAS 141 and SFAS 142 with respect to goodwill accounting for bank branch acquisitions.  The conclusion set forth in the October 17th Action Alert states that paragraph 5 of Statement Of Financial Standards 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions (SFAS 72), “applies to all acquisitions of financial institutions (or branches thereof) whether “troubled” or not, in which the fair value of the liabilities assumed exceeds the fair value of tangible and intangible assets acquired.”

SFAS 72 was originally issued in 1983, in the context of the savings and loan crisis and the acquisition of so-called “troubled” financial institutions.  Under SFAS 72, the amount by which the fair value of assumed liabilities exceeds the fair value of tangible and identified intangible assets acquired creates a type of goodwill known as an “unidentifiable intangible asset.”  Under SFAS 142 unidentified intangible assets, unlike goodwill, will continue to be amortized.  The new FASB guidance set forth in the October 17th Action Alert therefore requires the Company to separate the unidentified intangible asset arising from its non-troubled bank branch acquisitions from goodwill and continue to amortize its unidentified intangible asset in 2002.

The October 17th Action Alert also states that FASB will reconsider its new guidance during future deliberations.  The conclusion reached by FASB regarding the need to continue amortization of an unidentifiable intangible asset, therefore, may be overturned at a later date.  The Company, however, can give no assurance that FASB will vary from its current position.

The Company is assessing the impact of the adoption of SFAS 141 and SFAS 142 in view of the October 17th Action Alert.  Based upon the conclusion set forth in the October 17th Action Alert, however, the Company currently anticipates that it will be required to continue recording approximately $2.6 million in annual goodwill amortization, an amount primarily attributable to the Company’s August 2000 acquisition of 16 bank branches during the Fleet Financial Group, Inc. divestiture, unless and until FASB issues further guidance with respect to goodwill accounting for bank branch acquisitions that would permit the Company to do otherwise.  Based upon SFAS 141 and 142, however, beginning in 2002 the Company will cease amortizing approximately  $790,000 in goodwill, an amount attributable to older non-branch acquisitions.  As a consequence, the Company will cease annual amortization of approximately $170,000 in 2002, rather than the $2.8 million  dollars previously reported.  The Company anticipates that the cessation of goodwill amortization will increase pretax earnings per share during 2002 by approximately 1 cent per share rather than by the approximately 11 to 13 cents per share previously estimated.

Regardless of its final outcome, this goodwill accounting issue will not have any material impact on the Company’s financial condition.  In 1999, when the Company announced the acquisition of 16 bank branches from Fleet Financial Group, Inc., the Company assumed that it would have to amortize goodwill associated with the transaction. The October 17th Action Alert, therefore, maintains the accounting treatment for goodwill amortization which was assumed when the Company entered into the Fleet branch acquisition. That transaction continues to be accretive to earnings and otherwise beneficial to the Company.

MINORITY INTEREST

In the second quarter of 1997, Independent Capital Trust I (the “Trust I”) was formed for the purpose of issuing trust preferred securities (the “Trust I Preferred Securities”) and investing the proceeds of the sale of these securities in junior subordinated debentures issued by the Company.  A total of $28.75 million of 9.28% Trust I Preferred Securities were issued and are scheduled to mature in 2027, callable at the option of the Company after May 19, 2002.  Distributions on these securities are payable quarterly in arrears on the last day of March, June, September and December, and such distributions can be deferred at the option of the Company for up to five years.  The Trust I Preferred Securities can be prepaid in whole or in part on or after May 19, 2002 at a redemption price equal to $25 per Trust Preferred Security, plus accumulated but unpaid distributions thereon to the date of the redemption.

On January 31, 2000, Independent Capital Trust II (the “Trust II”) was formed for the purpose of issuing trust preferred securities (the “Trust II Preferred Securities”) and investing the proceeds of the sale of these securities in junior subordinated debentures issued by the Company.  A total of $25 million of 11% Trust II Preferred Securities were issued and are scheduled to mature in 2030, callable at the option of the Company after January 31, 2002.  Distributions on these securities are payable quarterly in arrears on the last day of March, June, September and December, and such distributions can be deferred at the option of the Company for up to five years.  The Trust II Preferred Securities can be prepaid in whole or in part on or after January 31, 2002 at a redemption price equal to $25 per Trust Preferred Security, plus accumulated but unpaid distributions thereon to the date of the redemption.

The Trust I and Trust II Preferred Securities are presented in the consolidated balance sheets of the Company entitled “Corporation-Obligated Mandatorily Redeemable Trust Preferred Securities of Subsidiary Trusts Holding Solely Junior Subordinated Debentures of the Corporation”.  The Company records distributions payable on the Trust I and Trust II Preferred Securities as minority interest expense in its consolidated statements of income.  The minority interest expense was $4.2 million and $3.9 million for the nine months ended September 30, 2001 and September 30, 2000, respectively.

INCOME TAXES

The Company records income tax expense pursuant to Statement of Financial Accounting Standards No. 109, “Accounting For Income Taxes”.  The Company evaluates the deferred tax asset and the valuation reserve on a quarterly basis.  The Company’s effective tax rates for the nine months ended September 30, 2001 and 2000 was 31.74% and 29.87%, respectively.  The Company’s effective tax rate for three months ended September 30, 2001 and 2000 was 32.39% and 29.00%, respectively.

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

The Company uses simulation analysis to measure the exposure of net interest income to changes in interest rates over a relatively short (i.e., less than 2 years) time horizon.  Simulation analysis involves projecting future interest income and expense from the Company’s assets, liabilities and off balance sheet positions under various scenarios.

The Company’s policy limits on interest rate risk specify that if interest rates were to shift up or down 200 basis points estimated net interest income for the next 12 months should decline by less than 6%.  The following table reflects the Company’s estimated exposure, as a percentage of estimated net interest income for the next 12 months as of September 30, 2001.

Rate Change	Estimated Exposure as%
(Basis Points)	of Net Interest Income
+200	(0.86%)
-200	(0.92%)

As a component of its asset/liability management activities intended to control interest rate exposure, the Bank has entered into certain off-balance sheet hedging transactions.  Interest rate swap agreements represent transactions, which involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal amounts.  The weighted average fixed payment rates on the Company’s Swap agreements were 8.13% and 7.81% at September 30, 2001 and December 31, 2000, while the weighted average rates of variable interest payments were 5.23% and 7.34% at September 30, 2001 and December 31, 2000.  As a result of these interest rate swaps, the Bank realized net revenue of $1.2 million for the nine months ended September 30, 2001 and $0.3 million for September 30, 2000 time period.

Entering into interest rate swap agreements involves both the credit risk of dealing with counterparties and their ability to meet the terms of the contracts and interest rate risk.  While notional principal amounts are generally used to express the volume of these transactions, the amounts potentially subject to credit risk are small due to the structure of the agreements.  The Bank is a direct party to these agreements, which provide for net settlement between the Bank and the counterparty on a periodic basis.  Should the counterparty fail to honor the agreement, the Bank’s credit exposure is limited to the net settlement amount.  The Bank had net receivables on the interest rate swaps of $0.8 million and $1.6 million at September 30, 2001 and December 31, 2000, respectively.

LIQUIDITY AND CAPITAL

Liquidity, as it pertains to the Company, is the ability to generate cash in the most economical way, in order to meet ongoing obligations to pay deposit withdrawals and to fund loan commitments.  The Company’s primary sources of funds are deposits, borrowings, and the amortization, prepayment, and maturities of loans and investments.

A strong source of liquidity is the Company's core deposits, those deposits which management considers, based on experience, not likely to be withdrawn in the near term.  The Company utilizes its extensive branch-banking network to attract retail customers who provide a stable source of core deposits.   In addition, the Company has established five repurchase agreements with major brokerage firms as potential sources of liquidity.  On September 30, 2001 the Company had no borrowings outstanding under these agreements.  As an additional source of funds, the Bank has entered into repurchase agreements with customers totaling $66.7 million at September 30, 2001.  As a member of the Federal Home Loan Bank, Rockland has access to approximately $598 million of borrowing capacity.  At September 30, 2001, the Company had $284.9 million outstanding under such lines.  The Company actively manages its liquidity position under the direction of the Bank’s Asset/Liability Management Committee.  Periodic review under formal policies and procedures is intended to ensure that the Company will maintain access to adequate levels of available funds.  At September 30, 2001, the Company’s liquidity position was well above policy guidelines.

CAPITAL RESOURCES AND DIVIDENDS

The Company and Rockland are subject to capital requirements established by the Federal Reserve Board and the FDIC, respectively.  One key measure of capital adequacy is the risk-based ratio for which the regulatory agencies have established minimum requirements of 4.00% for Tier 1 risk-based capital and 8.00% for Total risk-based capital.  As of September 30, 2001, the Company had a Tier 1 risked-based capital ratio of 8.98% and a Total risked-based capital ratio of 11.07%.  Rockland had a Tier 1 risked-based capital ratio of 9.53% and a total risked-based capital ratio of 10.72% as of the same date.

An additional capital requirement of a minimum 4.00% Tier 1 leverage capital is mandated by the regulatory agencies for most banking organizations and a 5.00% Tier 1 leverage capital ratio is required for a “well capitalized” institution.  As of September 30, 2001, the Company and the Bank had Tier 1 leverage capital ratios of 6.15% and 6.53%, respectively.

In September, the Company’s Board of Directors declared a cash dividend of $.11 per share to stockholders of record as of the close of business on September 28, 2001.  This dividend was paid on October 12, 2001. On an annualized basis, the dividend payout ratio amounted to 33.11% of the trailing four quarters’ earnings.

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

 Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Information required by this Item 3 is included in Item 2 of Part I of this Form 10-Q, entitled “Management’s Discussion and Analysis.”

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company expects that the federal judge presiding over the pending case known as Rockland Trust Company v. Computer Associates International, Inc., United States District Court for the District of Massachusetts Civil Action No. 95-11683-DPW, will issue a final trial court decision, in the form of Findings Of Fact and Conclusions Of Law, sometime soon.  The case arises from a 1991 License Agreement (the “Agreement”) between the Bank and Computer Associates International, Inc. (“CA”) for an integrated system of banking software products.

In July 1995 the Bank filed a Complaint against CA in federal court in Boston which asserted claims for breach of the Agreement, breach of express warranty, breach of the implied covenant of good faith and fair dealing, fraud, and for unfair and deceptive practices in violation of section 11 of Chapter 93A of the Massachusetts General Laws (the “93A Claim”).  The Bank seeks damages of at least $1.23 million from CA.  Under Massachusetts law, interest will be computed at a 12% rate on any damages which the Bank recovers, either from the date of breach or the date on which the case was filed.  If the Bank prevails on the 93A Claim, it shall be entitled to recover its attorney fees and costs and may also recover double or triple damages.  CA asserted a Counterclaim against the Bank for breach of the Agreement.  CA seeks to recover damages of at least $1.1 million from the Bank, plus interest at a rate as high as 24% pursuant to the Agreement.

The nonjury trial of the case was conducted in January 2001.  The trial concluded with post-trial submissions to and argument before the Court in February 2001.  The Company has considered the potential impact of this case, and all cases pending in the normal course of business, when preparing its financial statements.  While the trial court decision may affect the Company’s operating results for the quarter in which the decision is rendered in either a favorable or unfavorable manner, the final outcome of this case will not likely have any material, long-term impact on the Company’s financial condition

Item 2.  Changes in Securities and Use of Proceeds - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information

The financial information detailed below is included hereafter in this report:

Consolidated Statements of Changes in Stockholders' Equity -
Nine months ended September 30, 2001 and the year ended
December 31, 2000

Consolidated Average Balance Sheet and Average Rate Data –

Nine months and three months ended September 30, 2001 and 2000.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Reports on Form 8-K

The Company did not file any reports on Form 8-K during the quarter ended September 30, 2001.

INDEPENDENT BANK CORP.

CONSOLIDATED STATEMENTS OF CHANGES

IN STOCKHOLDERS' EQUITY

(Unaudited - in thousands except per share amounts)

					ACCUMULATED
					OTHER
					COMPREHENSIVE
	COMMON STOCK	TREASURY STOCK	SURPLUS	RETAINED EARNINGS	INCOME AVAILABLE	TOTAL
Balance, December 31, 2000	$149	$(9,495)	$44,078	$77,028	$2,952	$114,712
Net Income				15,763		15,763
Dividends Declared ($.11 per share)				(4,715)		(4,715)
Cumulative effect of FAS 133 adoption, net of tax:
Fair value of derivatives at January 1, 2001					467	467
Change in fair value of derivatives					1,272	1,272
Reclassification of securities from HTM to AFS					(96)	(96)
Proceeds from Exercise of Stock Options		868	(485)			383
Tax Benefit on Stock Option Exercise			2			2
Change in Unrealized Gain on Investments Available for Sale, Net of Tax					7,410	7,410
Balance, September 30, 2001	$149	$(8,627)	$43,595	$88,076	$12,005	$135,198

INDEPENDENT BANK CORP.

SUPPLEMENTAL FINANCIAL INFORMATION

CONSOLIDATED AVERAGE BALANCE SHEET AND AVERAGE RATE DATA

(Unaudited - in thousands)

	AVERAGE OUTSTANDING	INTEREST EARNED/	AVERAGE
	BALANCE	PAID	YIELD
FOR THE NINE MONTHS ENDED SEPTEMBER 30,	2001	2001	2001
Interest-Earning Assets
Taxable Investment Securities	$581,028	$30,116	6.91%
Non-taxable Investment Securities	39,842	2,239	7.49%
Loans	1,218,149	76,267	8.35%
Federal Funds Sold and Assets
Purchased Under Resale Agreements	19,994	664	4.43%
Trading Assets	454	5	1.56%
Total Interest-Earning Assets	$1,859,467	$109,291	7.84%
Cash and Due From Banks	63,571
Other Assets	105,858
Total Assets	$2,028,896

Interest-Bearing Liabilities
Savings and Interest Checking Accounts	$366,164	$3,813	1.39%
Money Market & Super Interest Checking Accounts	230,125	4,762	2.76%
Time Deposits	569,542	22,198	5.20%
Federal Funds Purchased and Assets
Sold Under Repurchase Agreements	68,188	1,766	3.45%
Federal Home Loan Bank Borrowings	253,904	10,149	5.33%
Treasury Tax and Loan Notes	4,242	102	3.20%
Total Interest-Bearing Liabilities	$1,492,165	$42,790	3.82%
Demand Deposits	340,735
Company-Obligated Mandatorily Redeemable Securities of Subsidiary Holding Solely Parent Company Debentures	51,348
Other Liabilities	21,832
Total Liabilities	1,906,080
Stockholders' Equity	122,816
Total Liabilities and Stockholders' Equity	$2,028,896

Net Interest Income		$66,501

Interest Rate Spread			4.02%
Net Interest Margin			4.77%

Interest income and yield are stated on a fully tax-equivalent basis.

The total amount of adjustment is $941 in 2001.

	AVERAGE OUTSTANDING	INTEREST EARNED/	AVERAGE
	BALANCE	PAID	YIELD
FOR THE NINE MONTHS ENDED SEPTEMBER 30,	2000	2000	2000
Interest-Earning Assets
Taxable Investment Securities	$437,835	$23,433	7.14%
Non-taxable Investment Securities	41,002	2,317	7.53%
Loans	1,057,737	66,890	8.43%
Federal Funds Sold and Assets
Purchased Under Resale Agreements	10,037	456	6.06%
Trading Assets	475	4	1.12%
Total Interest-Earning Assets	$1,547,086	$93,100	8.02%
Cash and Due From Banks	52,892
Other Assets	68,470
Total Assets	$1,668,448

Interest-Bearing Liabilities
Savings and Interest Checking Accounts	$303,300	$3,967	1.74%
Money Market & Super Interest Checking Accounts	130,675	2,303	2.35%
Time Deposits	485,488	19,858	5.45%
Federal Funds Purchased and Assets
Sold Under Repurchase Agreements	101,533	4,000	5.25%
Federal Home Loan Bank Borrowings	219,156	9,912	6.03%
Treasury Tax and Loan Notes	4,328	165	5.08%
Total Interest-Bearing Liabilities	$1,244,480	$40,205	4.31%
Demand Deposits	257,527
Company-Obligated Mandatorily Redeemable Securities of Subsidiary Holding Solely Parent Company Debentures	51,321
Other Liabilities	12,586
Total Liabilities	1,565,914
Stockholders' Equity	102,534
Total Liabilities and Stockholders' Equity	$1,668,448

Net Interest Income		$52,895

Interest Rate Spread			3.71%
Net Interest Margin			4.56%

Interest income and yield are stated on a fully tax-equivalent basis.

The total amount of adjustment is $858 in 2000.

	AVERAGE OUTSTANDING	INTEREST EARNED/	AVERAGE
	BALANCE	PAID	YIELD
FOR THE THREE MONTHS ENDED SEPTEMBER 30,	2001	2001	2001
Interest-Earning Assets
Taxable Investment Securities	$622,087	$10,552	6.78%
Non-taxable Investment Securities	42,117	774	7.35%
Loans	1,256,037	25,746	8.20%
Federal Funds Sold and Assets
Purchased Under Resale Agreements	23,204	224	3.88%
Trading Assets	444	2	1.78%
Total Interest-Earning Assets	$1,943,889	$37,298	7.67%
Cash and Due From Banks	57,330
Other Assets	105,752
Total Assets	$2,106,971

Interest-Bearing Liabilities
Savings and Interest Checking Accounts	$378,663	$1,193	1.26%
Money Market & Super Interest Checking Accounts	249,857	1,410	2.26%
Time Deposits	569,646	6,720	4.72%
Federal Funds Purchased and Assets
Sold Under Repurchase Agreements	71,671	448	2.50%
Federal Home Loan Bank Borrowings	269,466	3,484	5.17%
Treasury Tax and Loan Notes	4,657	30	2.54%
Total Interest-Bearing Liabilities	$1,543,960	$13,285	3.44%
Demand Deposits	361,026
Company-Obligated Mandatorily Redeemable Securities of Subsidiary Holding Solely Parent Company Debentures	51,362
Other Liabilities	22,293
Total Liabilities	1,978,641
Stockholders' Equity	128,330
Total Liabilities and Stockholders’ Equity	$2,106,971

Net Interest Income		$24,013

Interest Rate Spread			4.23%
Net Interest Margin			4.94%

Interest income and yield are stated on a fully tax-equivalent basis.

The total amount of adjustment is $325 in 2001.

	AVERAGE OUTSTANDING	INTEREST EARNED/	AVERAGE
	BALANCE	PAID	YIELD
FOR THE THREE MONTHS ENDED SEPTEMBER 30,	2000	2000	2000
Interest-Earning Assets
Taxable Investment Securities	$465,564	$8,402	7.22%
Non-taxable Investment Securities	36,877	694	7.53%
Loans	1,117,612	24,005	8.59%
Federal Funds Sold and Assets
Purchased Under Resale Agreements	8,858	137	6.19%
Trading Assets	471	3	2.55%
Total Interest-Earning Assets	$1,629,382	$33,241	8.16%
Cash and Due From Banks	64,957
Other Assets	91,260
Total Assets	$1,785,599

Interest-Bearing Liabilities
Savings and Interest Checking Accounts	$332,986	$1,613	1.94%
Money Market & Super Interest Checking Accounts	165,866	890	2.15%
Time Deposits	547,576	7,945	5.80%
Federal Funds Purchased and Assets
Sold Under Repurchase Agreements	101,426	1,383	5.45%
Federal Home Loan Bank Borrowings	155,007	2,404	6.20%
Treasury Tax and Loan Notes	4,053	48	4.74%
Total Interest-Bearing Liabilities	$1,306,914	$14,283	4.37%
Demand Deposits	305,775
Company-Obligated Mandatorily redeemable Securities of Subsidiary Holding Solely Parent Company Debentures	51,274
Other Liabilities	17,264
Total Liabilities	1,681,227
Stockholders' Equity	104,372
Total Liabilities and Stockholders’ Equity	$1,785,599

Net Interest Income		$18,958

Interest Rate Spread			3.79%
Net Interest Margin			4.65%

Interest income and yield are stated on a fully tax-equivalent basis.

The total amount of adjustment is $298 in 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDEPENDENT BANK CORP.
(registrant)

Date:	November 8, 2001	/s/ Douglas H. Philipsen
Douglas H. Philipsen
President, Chairman of the Board and Chief Executive Officer

Date:	November 8, 2001	/s/ Denis K. Sheahan
Denis K. Sheahan
Chief Financial Officer and Treasurer
(Principal Financial and Principal Accounting Officer)

INDEPENDENT BANK CORP.
(registrant)