Form 10-K
period 2001-12-31
INDEPENDENT BANK CORP
filed 2002-03-06
CIK 776901

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

/X/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal year ended December 31, 2001

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                      to

Commission file number 1-9047

INDEPENDENT BANK CORP.
(Exact name of registrant as specified in its charter)

Massachusetts (State or other jurisdiction of incorporation or organization)	04-2870273 (I.R.S. Employer Identification No.)
288 Union Street Rockland, Massachusetts (Address of principal executive offices)	02370 (Zip Code)

Registrant's telephone number, including area code: (781) 878-6100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class None	Name of each exchange on which registered None

Securities registered pursuant to section 12(g) of the Act:

Common Stock, $.0l par value per share (Title of Class)	Preferred Stock Purchase Rights (Title of Class)

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

        As of January 31, 2002, the aggregate market value of the 12,037,238 shares of Common Stock of the Registrant issued and outstanding on such date, excluding 2,312,537 shares held by all directors and executive officers of the Registrant as group, was $266,022,959. This figure is based on the closing sale price of $22.10 per share on January 31, 2002, as reported in The Wall Street Journal on February 1, 2002.

        Number of shares of Common Stock outstanding as of January 31, 2002: 14,349,775

DOCUMENTS INCORPORATED BY REFERENCE

        List hereunder the following documents incorporated by reference and the Part of Form 10-K into which the document is incorporated:

(1)
Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 2001 are incorporated into Part II, Items 5-8 of this Form 10-K.

(2)
Portions of the Registrant's definitive proxy statement for its 2002 Annual Meeting of Stockholders are incorporated into Part III, Items 10-13 of this Form 10-K.

INDEPENDENT BANK CORP.

2001 ANNUAL REPORT ON FORM 10-K

PART I.

Item 1.    Business

        General    Independent Bank Corp. (the "Company") is a state chartered, federally registered bank holding company headquartered in Rockland, Massachusetts. The Company is the sole stockholder of Rockland Trust Company ("Rockland" or "the Bank"), a Massachusetts trust company chartered in 1907. The Company is a community- oriented commercial bank. The community banking business consists of commercial banking, retail banking and trust services and is managed as a single strategic unit. The community banking business derives its revenues from a wide range of banking services, including lending activities, acceptance of demand, savings and time deposits, trust and investment management services, and mortgage servicing income. Rockland offers a full range of community banking services through its network of 51 banking offices, nine commercial lending centers, three investment management offices and three mortgage banking centers all of which are located in the Plymouth, Norfolk, Barnstable and Bristol Counties of Southeastern Massachusetts. At December 31, 2001, the Company had total assets of $2.2 billion, total deposits of $1.6 billion, stockholders' equity of $133.3 million, and 713 full-time equivalent employees.

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

        The acquisition added $336 million in deposits, and $134.3 million of commercial, commercial real estate and consumer loans. The total purchase price of the acquisition was approximately $40 million and was paid in cash. This acquisition is being accounted for by the Company using the purchase method of accounting.

Lending Activities

        General    The Bank's gross loan portfolio amounted to $1.3 billion on December 31, 2001 or 59.1% of total assets on that date. The Bank classifies loans as commercial, real estate, or consumer. Commercial loans consist primarily of loans to businesses for working capital and other business related purposes and floor plan financing. Real estate loans are comprised of commercial mortgages that are secured by non-residential properties, residential mortgages that are secured primarily by owner-occupied residences and mortgages for the construction of commercial and residential properties. Consumer loans consist primarily of installment obligations, the majority of which are automobile loans and home equity loans.

        The Bank's borrowers consist of small-to-medium sized businesses and retail customers. The Bank's market area is generally comprised of the Plymouth, Norfolk, Barnstable and Bristol Counties located in Southeastern Massachusetts. Substantially all of the Bank's commercial and consumer loan portfolios consist of loans made to residents of and businesses located in Southeastern Massachusetts. The majority of the real estate loans in the Bank's loan portfolio are secured by properties located within this market area.

        Interest rates charged on loans may be fixed or variable and vary with the degree of risk, loan term, underwriting and servicing costs, loan amount and the extent of other banking relationships maintained with customers. Rates are further subject to competitive pressures, the current interest rate environment, availability of funds and government regulations.

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

        The Bank's Controlled Asset Department is responsible for the management and resolution of non-performing assets. In the course of resolving non-performing loans, the Bank may choose to restructure certain contractual provisions. In order to facilitate the disposition of other real estate owned (OREO), the Bank may finance the purchase of such properties at market rates, if the borrower qualifies under the Bank's standard underwriting guidelines.

        Origination of Loans    Commercial loan applications are obtained through existing customers, solicitation by Bank loan officers, referrals from current or past customers, or walk-in customers. Commercial real estate loan applications are obtained primarily from previous borrowers, direct contacts with the Bank, or referrals. Applications for residential real estate loans and all types of consumer loans are taken at all of the Bank's full-service branch offices. Residential real estate loan applications primarily result from referrals by real estate brokers, homebuilders, and existing or walk-in customers. The Bank also maintains a staff of field originators who solicit and refer residential real estate loan applications to the Bank. These employees are compensated on a commission basis and provide convenient origination services during banking and non-banking hours. Consumer loan applications are directly obtained through existing or walk-in customers who have been made aware of the Bank's consumer loan services through advertising and other media, as well as indirectly through a network of automobile dealers.

        Commercial loans, commercial real estate loans, and construction loans may be approved by commercial loan officers up to their individually assigned lending limits, which are established and modified periodically by management, with ratification by the Board of Directors, to reflect the officer's expertise and experience. Any of those types of loans which are in excess of a commercial loan officer's assigned lending authority must be approved by various levels of authority within the Commercial Lending Division, depending on the loan amount, up to and including the Senior Loan Committee and, ultimately, the Executive Committee of the Board of Directors.

        Residential real estate loans and home equity loans follow a similar approval process within the retail lending division.

        Sale of Loans    The Bank's residential real estate loans are generally originated in compliance with terms, conditions and documentation which permit the sale of such loans to the Federal Home Loan Mortgage Corporation ("FHLMC"), the Federal National Mortgage Association ("FNMA"), the Government National Mortgage Association ("GNMA"), and other investors in the secondary market. Loan sales in the secondary market provide funds for additional lending and other banking activities. The Bank generally retains the servicing on the loans sold. As part of its asset/liability management strategy, the Bank may retain a portion of adjustable-rate residential real estate loans or fixed-rate residential real estate loans. During 2001, the Bank originated $248.3 million in residential real estate loans of which $120.8 million was retained in its portfolio.

        Commercial Loans    The Bank offers secured and unsecured commercial loans for business purposes, including issuing letters of credit. At December 31, 2001, $151.3 million, or 11.6% of the Bank's gross loan portfolio consisted of commercial loans.

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

        The Bank also provides automobile and, to a lesser extent, boat and other vehicle floor plan financing. Floor plan loans are secured by the automobiles, boats, or other vehicles, which constitute the dealer's inventory. Upon the sale of a floor plan unit, the proceeds of the sale are applied to reduce the loan balance. In the event a unit financed under a floor plan line of credit remains in the dealer's inventory for an extended period, the Bank requires the dealer to pay-down the outstanding balance associated with such unit. Bank personnel make unannounced periodic inspections of each dealer to review the value and condition of the underlying collateral.

        Real Estate Loans    The Bank's real estate loans consist of loans secured by commercial properties, loans secured by one-to-four family residential properties, and construction loans. As of December 31, 2001, the Bank's loan portfolio included $463.1 million in commercial real estate loans, $229.1 million in residential real estate loans and $47.2 million in construction loans.

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

        Although terms vary, commercial real estate loans generally have maturities of five years or less, amortization periods of 20 years, and interest rates that either float in accordance with a designated index or have fixed rates of interest. It is also the Bank's policy to obtain personal guarantees from the principals of the borrower on commercial real estate loans and to obtain financial statements at least annually from all commercial and multi-family borrowers.

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

        Construction loans are intended to finance the construction of residential and commercial properties, including loans for the acquisition and development of land or rehabilitation of existing homes. Construction loans generally have terms of six months, but not more than two years. They usually do not provide for amortization of the loan balance during the term. The majority of the Bank's commercial construction loans have floating rates of interest based upon the Rockland Base rate or, in some cases, the prime rate published daily in the Wall Street Journal.

        A significant portion of the Bank's construction lending is related to one-to-four family residential development within the Bank's market area. The Bank typically has focused its construction lending on relatively small projects and has developed and maintains a relationship with a significant number of homebuilders in the Plymouth, Norfolk, Barnstable and Bristol Counties of Southeastern Massachusetts.

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

        Consumer Loans    The Bank makes loans for a wide variety of personal and consumer needs. Consumer loans primarily consist of installment loans, home equity loans, cash reserve loans and small business lines. As of December 31, 2001, $408.3 million, or 31.4%, of the Bank's gross loan portfolio, consisted of consumer loans.

        The Bank's installment loans consist primarily of automobile loans. A substantial portion of the Bank's automobile loans are originated indirectly by a network of approximately 120 new and used automobile dealers located within the Bank's market area. Although employees of the dealer take applications for such loans, the loans are made pursuant to Rockland's underwriting standards using Rockland's documentation, and a Rockland loan officer must approve all indirect loans. In addition to indirect automobile lending, the Bank also originates automobile loans directly.

        The maximum term for the Bank's automobile loans is 72 months for a new car loan and 66 months with respect to a used car loan. Loans on new and used automobiles are generally made without recourse to the dealer. The Bank requires all borrowers to maintain automobile insurance, including full collision, fire and theft, with a maximum allowable deductible and with the Bank listed as loss payee. Some purchases from used car dealers are under a repurchase agreement. The dealer is required to pay off the loan (in return for the vehicle) as long as the bank picks up the vehicle and returns it to the dealer within 180 days of the most recent delinquency payment. In addition, in order to mitigate the adverse effect on interest income caused by prepayments, all dealers are required to maintain a reserve, ranging from 0% to 3% of the outstanding balance of the indirect loans originated by them. Reserve option "A" allows the Bank to be rebated on a pro-rata basis in the event of prepayment prior to maturity. Reserve option "B" allows the dealer to share the reserve with the Bank, split 75/25, however for the Banks receipt of 25%, no rebates are applied to the account after 90 days from the loan origination date.

        The Bank's consumer loans also include home equity, unsecured loans and loans secured by deposit accounts, loans to purchase motorcycles, recreational vehicles, motor homes, boats, or mobile homes. The Bank generally will lend up to 100% of the purchase price of vehicles other than automobiles with terms of up to three years for motorcycles and up to fifteen years for recreational vehicles.

        Home equity loans may be made as a term loan or under a revolving line of credit secured by a first or second mortgage on the borrower's residence. The Bank will originate home equity loans in an amount up to 80% of the appraised value or, without appraisal, up to 80% of the tax assessed value, reduced for any loans outstanding secured by such collateral.

        Cash reserve loans are made pursuant to previously approved unsecured cash reserve lines of credit. The rate on these loans is subject to change due to market conditions.

Investment Activities

        The Bank's securities portfolio consists of U.S. Treasury and U.S. Government Agency obligations, state, county and municipal securities, mortgage-backed securities, and corporate debt securities. Most of these securities are investment grade debt obligations with average maturities of five years and less. Government and government agency securities entail a lesser degree of risk than loans made by the Bank by virtue of the guarantees that back them, require less capital under risk-based capital rules than non-insured or non-guaranteed mortgage loans, are more liquid than individual mortgage loans, and may be used to collateralize borrowings or other obligations of the Bank. However, these securities are subject to prepayment risk, which could result in significantly less future income than would have been the case based on the contractual coupon rate and term. The Bank views its securities portfolio as a source of income and liquidity. Interest and principal payments generated from securities provide a source of liquidity to fund loans and meet short-term cash needs. The Bank's securities portfolio is managed in accordance with the Rockland Trust Company Investment Policy adopted by the Board of Directors. The Chief Executive Officer or the Chief Financial Officer may make investments with the approval of one additional member of the Asset/Liability Management Committee, subject to limits on the type, size and quality of all investments, which are specified in the

Investment Policy. The Bank's Asset/Liability Management Committee, or its designee, is required to evaluate any proposed purchase from the standpoint of overall diversification of the portfolio.

Sources of Funds

        Deposits    Deposits obtained through Rockland's branch banking network have traditionally been the principal source of the Bank's funds for use in lending and for other general business purposes. The Bank has built a stable base of in-market core deposits from the residents of and businesses located in Southeastern Massachusetts, including Cape Cod. Rockland offers a range of demand deposits, interest checking, money market accounts, savings accounts and time certificates of deposit. Interest rates on deposits are based on factors that include loan demand, deposit maturities, and interest rates offered by competing financial institutions in the Bank's market area. The Bank believes it has been able to attract and maintain satisfactory levels of deposits based on the level of service it provides to its customers, the convenience of its banking locations, and its interest rates that are generally competitive with those of competing financial institutions. As of December 31, 2001, total deposits were $1.6 billion, or 6.2% higher than the prior year-end.

        Rockland's branch locations are supplemented by the Bank's Internet Banking services as well as ATM cards and debit cards which may be used to conduct various banking transactions at automated teller machines ("ATMs") maintained at each of the Bank's full-service offices and seven additional locations. The ATM cards and debit cards also allow customers access to the "NYCE" regional ATM network, as well as the "Cirrus" nationwide ATM network. In addition, Rockland has joined the SUM network, which allows access to over 2,500 surcharge-free ATM's throughout New England. Most importantly for our customers, the City of Boston has over 90 SUM ATM locations. These networks provide the Bank's customers access to their accounts through ATMs located throughout Massachusetts, the United States, and the world. The debit card also can be used at any place that accepts MasterCard worldwide.

        Borrowings    Borrowings consist of short-term and intermediate-term obligations. Short-term borrowings can consist primarily of federal funds purchased, treasury tax and loan notes and assets sold under repurchase agreements. In a repurchase agreement transaction, the Bank will generally sell a security agreeing to repurchase either the same or a substantially identical security on a specified later date at a price slightly greater than the original sales price. The difference in the sale price and purchase price is the cost of the proceeds. The securities underlying the agreements are delivered to the dealer who arranges the transactions as security for the repurchase obligation. Payments on such borrowings are interest only until the scheduled repurchase date, which generally occurs within a period of 30 days or less. Repurchase agreements represent a non-deposit funding source for the Bank. However, the Bank is subject to the risk that the lender may default at maturity and not return the collateral. In order to minimize this potential risk, the Bank only deals with established investment brokerage firms when entering into these transactions.

        In July 1994, Rockland became a member of the Federal Home Loan Bank ("FHLB") of Boston. Among the many advantages of this membership, this affiliation provides the Bank with access to short-to-medium term borrowing capacity. At December 31, 2001, the Bank had $313.9 million outstanding in FHLB borrowings with initial maturities ranging from 21 days to 10 years.

Investment Management

        The Rockland Trust Investment Management Group offers a variety of services, including assistance with investments, estate planning, custody services, employee benefit plans, and tax planning, which are provided primarily to individuals and small businesses located in Southeastern Massachusetts including Cape Cod. In addition, the Bank acts as executor or administrator of estates and as trustee for various types of trusts.

        Accounts maintained by the Rockland Trust Investment Management Group consist of "managed" and "non-managed" accounts. "Managed accounts" are those accounts for which Rockland has responsibility for administration and investment management and/or investment advice. "Non-managed" accounts are those accounts for which Rockland acts as a custodian. The Bank receives fees dependent upon the level and type of service(s) provided.

        The administration of trust and fiduciary accounts is monitored by the Trust Committee of the Bank's Board of Directors. The Trust Committee has delegated administrative responsibilities to two committees, one for investments and one for administration, both of which are comprised of Investment Management Group officers who meet not less than monthly.

Regulation

        General    The Company is registered as a bank holding company under the Bank Holding Company Act of 1956 ("BHCA"), as amended, and as such is subject to regulation by the Board of Governors of the Federal Reserve System ("Federal Reserve"). Rockland is subject to regulation and examination by the Commissioner of Banks of the Commonwealth of Massachusetts (the "Commissioner") and the Federal Deposit Insurance Corporation ("FDIC"). The majority of Rockland's deposit accounts are insured to the maximum extent permitted by law by the Bank Insurance Fund ("BIF") which is administered by the FDIC. In 1994, the Bank purchased the deposits of three branches of a failed savings and loan association from the Resolution Trust Corporation. These deposits are insured to the maximum extent permitted by law by the Savings Association Insurance Fund ("SAIF"). The laws and regulations governing the Company and Rockland generally have been promulgated to protect depositors and not for the purpose of protecting stockholders.

        The Gramm-Leach-Bliley Act of 1999 ("the Act") broadens the scope of the financial services that banks (and their affiliates) may offer to their customers. Among other things, the Act provides that a bank holding company meeting certain specified requirements may qualify as a financial holding company and provide a wider variety of services that are financial in nature, including, among other things, securities underwriting and dealing, merchant banking and insurance activities. The Act also makes certain changes in the regulatory framework for bank holding companies and their activities and provides consumers with new privacy protections with respect to the use of their non-public personal information by financial institutions. A financial holding company, and the companies under its control, are permitted to engage in activities considered "financial in nature" as defined by the Gramm-Leach-Bliley Act and Federal Reserve Board interpretations (including, without limitation, insurance and securities activities), and therefore may engage in a broader range of activities than permitted for bank holding companies and their subsidiaries. A financial holding company may engage directly or indirectly in activities considered financial in nature, either de novo or by acquisition provided the financial holding company gives the Federal Reserve Board after-the-fact notice of the new activities.

        BHCA (The Bank Holding Company Act)    BHCA prohibits a bank holding company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank, or increasing such ownership or control of any bank, without prior approval of the Federal Reserve. The BHCA also prohibits a bank holding company from, with certain exceptions, acquiring more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than banking or managing or controlling banks.

        Under the BHCA, the Federal Reserve is authorized to approve the ownership of shares by a bank holding company in any company, the activities of which the Federal Reserve has determined to be so closely related to banking or to managing or controlling banks as to be a proper incident thereto. The Federal Reserve has, by regulation, determined that certain activities are closely related to banking within the meaning of the BHCA. These activities include, but are not limited to, operating a mortgage company, finance company, credit card company, factoring company, trust company or savings association; performing certain data processing operations; providing certain securities brokerage services; acting as an investment or financial adviser; acting as an insurance agent for certain types of credit-related insurance; engaging in insurance underwriting under certain limited circumstances; leasing personal property on a full-payout, non-operating basis; providing tax planning and preparation services; operating a collection agency and a credit bureau; providing consumer financial counseling and providing certain courier services. The Federal Reserve also has determined that certain other activities, including real estate brokerage and syndication, land development, property management and, except under limited circumstances, underwriting of life insurance not related to credit transactions, are not closely related to banking and are not a proper incident thereto.

        Interstate Banking    Pursuant to the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act"), bank holding companies may acquire banks in states other than their home state without regard to the permissibility of such acquisitions under state law, but subject to any state requirement that the bank has been organized and operating for a minimum period of time, not to exceed five years, and the requirement that the bank holding company, after the proposed acquisition, controls no more than 10 percent of the total amount of deposits of insured depository institutions in the United States and no more than 30 percent or such lesser or greater amount set by state law of such deposits in that state.

        Pursuant to Massachusetts law, no approval to acquire a banking institution, acquire additional shares in an institution, acquire substantially all the assets of a banking institution or merge or consolidate with another bank holding company may be given if the bank being acquired has been in existence for a period less than three years or, as a result, the bank holding company would control, in excess of 30%, of the total deposits of all state and federally chartered banks in Massachusetts, unless waived by the Commissioner. With the prior written approval of the Commissioner, Massachusetts also permits the establishment of de novo branches in Massachusetts to the fullest extent permitted by the Interstate Banking Act, provided the laws of the home state of such out-of-state bank expressly authorize, under conditions no more restrictive than those of Massachusetts, Massachusetts banks to establish and operate de novo branches in such state.

        Capital Requirements    The Federal Reserve has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the BHCA. The Federal Reserve's capital adequacy guidelines which generally require bank holding companies to maintain total capital equal to 8% of total risk-adjusted assets, with at least one-half of that amount consisting of Tier 1, or core, capital and up to one-half of that amount consisting of Tier 2, or supplementary, capital. Tier 1 capital for bank holding companies generally consists of the sum of common stockholders' equity and perpetual preferred stock (subject in the case of the latter to limitations on the kind and amount of such stocks which may be included as Tier 1 capital), less goodwill and other intangible assets required to be deducted from capital. Tier 2 capital generally consists of perpetual preferred stock which is not eligible to be included as Tier 1 capital; hybrid capital instruments such as perpetual debt and mandatory convertible debt securities, and term subordinated debt and intermediate-term preferred stock; and, subject to limitations, the reserve for loan losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics, with the categories ranging from 0% (requiring no additional capital) for assets such as cash to 100% for the majority of assets which are typically held by a bank holding company, including commercial real estate loans, commercial loans and consumer loans. Single family residential first mortgage loans which are not 90 days or more past due or non-performing and which have been made in accordance with prudent underwriting standards are assigned a 50% level in the risk-weighting system, as are certain privately-issued mortgage-backed securities representing indirect ownership of such loans and certain multi-family housing loans. Off-balance sheet items also are adjusted to take into account certain risk characteristics.

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

        The Company currently is in compliance with the above-described regulatory capital requirements. At December 31, 2001, the Company had Tier 1 capital and total capital equal to 9.24% and 12.96% of total risk-adjusted assets, respectively, and Tier 1 leverage capital equal to 6.31% of total assets. As of such date, Rockland complied with the applicable federal regulatory capital requirements, with Tier 1 capital and total capital equal to 9.59% and 10.84% of total risk-adjusted assets, respectively, and Tier 1 leverage capital equal to 6.55% of total assets.

        The FDIC has promulgated regulations and adopted a statement of policy regarding the capital adequacy of state-chartered banks, which, like Rockland, are not members of the Federal Reserve System. These requirements are substantially similar to those adopted by the Federal Reserve regarding bank holding companies, as described above. The FDIC's capital regulations establish a minimum 3.0% Tier 1 leverage capital to total assets requirement for the most highly-rated state-chartered, non-member banks, with an additional cushion of at least 100 to 200 basis points for all other state-chartered, non-member banks, which effectively will increase the minimum Tier 1 leverage capital ratio for such banks to 4.0% or 5.0% or more. Under the FDIC's regulations, the highest-rated banks are those that the FDIC determines are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and in general which are considered strong banking organizations, rated composite 1 under the Uniform Financial Institutions Rating System.

        Each federal banking agency has broad powers to implement a system of prompt corrective action to resolve problems of institutions, which it regulates, which are not adequately capitalized. A bank shall be deemed to be (i) "well capitalized" if it has total risk-based capital of 10.0% or more, has a Tier 1 risk-based capital ratio of 6.0% or more, has a Tier 1 leverage capital ratio of 5.0% or more and is not subject to any written capital order or directive; (ii) "adequately capitalized" if it has a Total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more, a Tier 1 leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized"; (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, or a Tier 1 risk-based capital ratio that is less than 4.0% or a Tier 1 leverage capital ratio of less than 4.0% (3.0% under certain circumstances); (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, or a Tier 1 risk-based capital ratio that is less than 3.0%, or a Tier 1 leverage capital ratio that is less than 3.0%; and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. As of December 31, 2001 Rockland was deemed a "well-capitalized institution" for this purpose.

        Commitments to Affiliated Institutions    Under Federal Reserve policy, the Company is expected to act as a source of financial strength to Rockland and to commit resources to support Rockland in circumstances when it might not do so absent such policy.

        Limitations on Acquisitions of Common Stock    The federal Change in Bank Control Act ("CBCA") prohibits a person or group of persons from acquiring "control" of a bank holding company or bank unless the appropriate federal bank regulator has been given 60 days prior written notice of such proposed acquisition and within that time period such regulator has not issued a notice disapproving the proposed acquisition or extending for up to another 30 days the period during which such a disapproval may be issued. The acquisition of 25% or more of any class of voting securities constitutes the acquisition of control under the CBCA. In addition, under a rebuttable presumption established under the CBCA regulations, the acquisition of 10% or more of a class of voting stock of a bank holding company or a FDIC-insured bank, with a class of securities registered under or subject to the requirements of Section 12 of the Securities Exchange Act of 1934 would, under the circumstances set forth in the presumption, constitute the acquisition of control.

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

        Deposit Insurance Premiums, Rockland    Rockland currently pays deposit insurance premiums to the FDIC based on a single, uniform assessment rate established by the FDIC for all BIF-member institutions. The assessment rates range from 0% to 0.27%. Under the FDIC's risk-based assessment system, institutions are assigned to one of three capital groups which assignment is based solely on the level of an institution's capital–"well capitalized," "adequately capitalized," and "undercapitalized"–which are defined in the same manner as the regulations establishing the prompt corrective action system under the Federal Deposit Insurance Act ("FDIA"). Rockland is presently "well capitalized" and as a result, Rockland was not subject to any FDIC premium obligation as of September 28, 2001.

        Community Reinvestment Act ("CRA")—Rockland    Pursuant to the Community Reinvestment Act ("CRA") and similar provisions of Massachusetts' law, regulatory authorities review the performance of the Company and Rockland in meeting the credit needs of the communities served by Rockland. The applicable regulatory authorities consider compliance with this law in connection with applications for, among other things, approval of branches, branch relocations, engaging in certain new financial activities under Gramm-Leach-Bliley Act of 1999, and acquisitions of banks and bank holding companies. The FDIC and the Massachusetts Division of Banks have assigned the Bank a CRA rating of outstanding as of the latest examination.

        Bank Secrecy Act    The Bank Secrecy Act requires financial institutions to keep records and file reports that are determined to have a high degree of usefulness in criminal, tax and regulatory matters, and to implement counter-money laundering programs and compliance procedures.

        Recent Regulatory Developments    The terrorist attacks in September, 2001, have impacted the financial services industry and have already led to federal legislation that attempts to address certain related issues involving financial institutions. On October 26, 2001, President Bush signed into law the Act Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "USA Patriot Act:"). Among its other provisions, the USA Patriot Act requires each financial institution: (i) to establish an anti-money laundering program; (ii) to establish due diligence policies, procedures and controls with respect to its private banking accounts and correspondent banking accounts in the United States for, or on behalf of, a foreign bank that does not have a physical presence in any country. In addition, the USA Patriot Act contains a provision encouraging cooperation among financial institutions, regulatory authorities and law enforcement authorities with respect to individuals, entities and organizations engaged in, or reasonably suspected of engaging in, terrorist acts or money laundering activities.

        Miscellaneous    Rockland is subject to certain restrictions on loans to the Company, on investments in the stock or securities thereof, on the taking of such stock or securities as collateral for loans to any borrower, and on the issuance of a guarantee or letter of credit on behalf of the Company. Rockland also is subject to certain restrictions on most types of transactions with the Company, requiring that the terms of such transactions be substantially equivalent to terms of similar transactions with non-affiliated firms. In addition under state law, there are certain conditions for and restrictions on the distribution of dividends to the Company by Rockland.

        The regulating information referenced briefly summarizes certain material statutes and regulations affecting the Company and the Bank and is qualified in its entirety by reference to the particular statutory and regulatory provisions.

Item 2.    Properties

        At December 31, 2001, the Bank conducted its business from its headquarters and main office at 288 Union Street, Rockland, Massachusetts, and 50 other branch offices located throughout the Plymouth, Barnstable, Bristol and Norfolk Counties of Southeastern Massachusetts. In addition to its main office, the Bank owns seventeen of its branch offices and leases the remaining thirty-three offices. Of the branch offices which are leased by the Bank, eight have remaining lease terms, including options renewable at the Bank's option, of five years or less, seven have remaining lease terms of greater than five years and less than ten years, and eighteen have a remaining lease term of ten years or more. The Bank's aggregate rental expense under such leases was $2.5 million in 2001. In August 2001, the bank sold its property located at 34 School Street, Brockton. This 33,000 square foot building housed a branch and a commercial lending office. The bank also entered into a lease agreement for 100 Belmont Street, Brockton. The bank will consolidate two commercial lending centers from 34 School Street and 942 West Chestnut Street, Brockton into this location along with a full service branch. This location will also house other administrative personnel. A small branch will be maintained at 34 School Street. It is anticipated that this consolidation will be completed in early spring 2002. Certain of the Bank's branch offices are leased from companies with whom directors of the Company are affiliated. The Bank leases space for its Investment Management Group in Hanover, Massachusetts through a joint venture consisting of the Bank and A. W. Perry, Inc. It also leases office space in five additional facilities used as lending centers, one of which, is in Attleboro, also houses an Investment Management Group office. At December 31,

2001, the net book value of the property and leasehold improvements of the offices of the Bank amounted to $24.0 million. The Bank's properties that are not leased are owned free and clear of any mortgages. The Bank believes that all of its properties are well maintained and are suitable for their respective present needs and operations. For additional information regarding the Bank's lease obligations, see Note 14 to the Consolidated Financial Statements, included in Item 8 hereof.

Item 3.    Legal Proceedings

        The Company expects that the federal judge presiding over the pending case known as Rockland Trust Company v. Computer Associates International, Inc., United States District Court for the District of Massachusetts Civil Action No. 95-11683-DPW, will issue a final trial court decision, in the form of Findings Of Fact and Conclusions Of Law, sometime soon. The case arises from a 1991 License Agreement (the "Agreement") between the Bank and Computer Associates International, Inc. ("CA") for an integrated system of banking software products.

        In July 1995 the Bank filed a Complaint against CA in federal court in Boston which asserted claims for breach of the Agreement, breach of express warranty, breach of the implied covenant of good faith and fair dealing, fraud, and for unfair and deceptive practices in violation of section 11 of Chapter 93A of the Massachusetts General Laws (the "93A Claim"). The Bank is seeking damages of at least $1.23 million from CA. Under Massachusetts's law, interest will be computed at a 12% rate on any damages which the Bank recovers, either from the date of breach or the date on which the case was filed. If the Bank prevails on the 93A Claim, it shall be entitled to recover its attorney fees and costs and may also recover double or triple damages. CA asserted a Counterclaim against the Bank for breach of the Agreement. CA seeks to recover damages of at least $1.1 million from the Bank, plus interest at a rate as high as 24% pursuant to the Agreement.

        The non-jury trial of the case was conducted in January 2001. The trial concluded with post-trial submissions to and argument before the Court in February 2001. The Company has considered the potential impact of this case, and all cases pending in the normal course of business, when preparing its financial statements. While the trial court decision may affect the Company's operating results for the quarter in which the decision is rendered in either a favorable or unfavorable manner, the final outcome of this case will not likely have any material, long-term impact on the Company's financial condition.

Item 4.    Submission of Matters to a Vote of Security Holders

        Not applicable

PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholders' Matters

        Independent Bank Corp. Common Stock trades on the NASDAQ Stock Market under the symbol INDB. The company declared cash dividends of $.44 per share in 2001 and $.40 per share in 2000. The ratio of dividends paid to earnings in 2001 and 2000 was 27.9% and 37.5%, respectively.

        Payment of dividends by the Company on its common stock is subject to various regulatory restrictions and guidelines. Since substantially all of the funds available for the payment of dividends are derived from the Bank, future dividends will depend on the earnings of the Bank, its financial condition, its need for funds, applicable governmental policies and regulations, and other such matters as the Board of Directors deem appropriate. Management believes that the Bank will continue to generate adequate earnings to continue to pay dividends.

        The following schedule summarizes the price range of common stock and the cash dividends paid for the fiscal years ended 2001 and 2000.

Price Range of Common Stock	High	Low	Dividend
2001
4th Quarter	$22.99	$14.65	$0.11
3rd Quarter	21.90	14.89	0.11
2nd Quarter	19.99	14.00	0.11
1st Quarter	15.13	11.88	0.11
2000
4th Quarter	$12.50	$10.25	$0.10
3rd Quarter	15.13	11.00	0.10
2nd Quarter	12.63	9.69	0.10
1st Quarter	12.75	9.50	0.10

Item 6.    Selected Consolidated Financial and Other Data

SELECTED CONSOLIDATED FINANCIAL INFORMATION AND OTHER DATA

        The selected consolidated financial and other data of the Company set forth below does not purport to be complete and should be read in conjunction with, and is qualified in its entirety by, the more detailed information, including the Consolidated Financial Statements and related notes, appearing elsewhere herein.

	As of or For the Year Ended December 31,
	2001	2000	1999	1998	1997
	(Dollars in Thousands, Except Per Share Data)
FINANCIAL CONDITION DATA:
Securities available for sale	$569,288	$387,476	$201,614	$195,199	$131,842
Securities held to maturity	132,754	195,416	229,043	284,944	308,112
Loans	1,298,938	1,184,764	1,028,510	941,112	828,132
Reserve for loan losses	18,190	15,493	14,958	13,695	12,674
Total assets	2,199,188	1,949,976	1,590,056	1,575,069	1,370,007
Total deposits	1,581,618	1,489,222	1,081,806	1,043,317	988,148
Stockholders' equity	133,261	114,712	98,129	95,848	92,493
Non-performing loans	3,015	4,414	3,654	5,356	5,891
Non-performing assets	3,015	4,414	3,654	5,356	5,893
OPERATING DATA:
Interest income	$145,069	$127,566	$112,006	$108,712	$93,820
Interest expense	54,478	55,419	50,178	49,569	41,578
Net interest income	90,591	72,147	61,828	59,143	52,242
Provision for loan losses	4,619	2,268	3,927	3,960	2,260
Non-interest income	21,278	16,418	14,793	13,125	11,742
Non-interest expenses	69,047	59,374	45,450	41,697	38,595
Minority interest expense	5,666	5,319	2,668	2,668	1,645
Net income	22,052	15,190	17,031	16,139	14,158
PER SHARE DATA:
Net income—Basic	$1.54	$1.07	$1.20	$1.10	$0.97
Net income—Diluted	1.53	1.06	1.19	1.08	0.95
Cash dividends declared	0.44	0.40	0.40	0.40	0.34
Book value, end of period (1)	9.30	8.05	6.92	6.63	6.25
OPERATING RATIOS:
Return on average assets	1.07%	0.88%	1.09%	1.12%	1.15%
Return on average equity	17.42%	14.58%	17.57%	16.71%	16.45%
Net interest margin	4.84%	4.60%	4.30%	4.36%	4.52%
ASSET QUALITY RATIOS:
Non-performing loans as a percent of gross loans	0.23%	0.37%	0.35%	0.56%	0.69%
Non-performing assets as a percent of total assets	0.14%	0.23%	0.23%	0.34%	0.43%
Reserve for loan losses as a percent of total loans	1.40%	1.31%	1.45%	1.46%	1.53%
Reserve for loan losses as a percent of non-performing loans	603.32%	351.00%	409.36%	255.69%	215.14%
Total reserves for loan losses as a percent of total loans (2)	1.46%	1.42%	1.45%	1.46%	1.53%
Total reserves for loan losses as a percent of non-performing loans (2)	630.18%	382.15%	409.36%	255.69%	215.14%
CAPITAL RATIOS:
Tier 1 leverage capital ratio	6.31%	5.86%	8.15%	7.91%	8.64%
Tier 1 risk-based capital ratio	9.24%	8.50%	11.14%	11.38%	13.52%
Total risk-based capital ratio	12.96%	10.97%	12.39%	12.63%	14.78%

(1)
Calculated by dividing total stockholders' equity by the net outstanding shares as of the end of the each period.

(2)
Including credit quality discount.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The condensed financial review which follows presents management's discussion and analysis of the consolidated financial condition and operating results of Independent Bank Corp. (the "Company") and its subsidiaries, Rockland Trust Company ("Rockland" or "the Bank"), and Independent Capital Trust I ("Trust I"), Independent Capital Trust II ("Trust II") and Independent Capital Trust III ("Trust III"). The following should be read in conjunction with the Consolidated Financial Statements and related notes thereto.

        Independent Bank Corp. is a one-bank holding company whose primary asset is its investment in Rockland Trust Company. Rockland is a state-chartered commercial bank, which operates 51 retail branches, nine commercial lending centers, three investment management offices and three mortgage banking centers, all of which are located in the Plymouth, Barnstable, Norfolk and Bristol counties of Southeastern Massachusetts. The Bank's primary source of income is from providing loans to individuals and small-to-medium-sized businesses in its market area. Independent Capital Trust I, Independent Capital Trust II and Independent Capital Trust III were formed for the purposes of issuing Trust Preferred Securities and investing the proceeds of these securities in junior subordinated debentures issued by the Company.

Forward-Looking Information

        This report on Form 10-K may contain certain forward-looking statements, including without limitation, statements regarding (i) the level of reserve for loan loss, (ii) the rate of delinquencies and amounts of charge-offs and (iii) the rates of loan growth. Moreover, the Company may from time to time, in both written reports and oral statements by Company management, express its expectations regarding future performance of the Company. These forward-looking statements are inherently uncertain and actual results may differ from Company expectations. The following factors which, among others, could impact current and future performance include but are not limited to: (i) adverse changes in asset quality and resulting credit risk-related losses and expenses; (ii) adverse changes in the economy of the New England region; (iii) adverse changes in the local real estate market, as most of the Company's loans are concentrated in Southeastern Massachusetts and a substantial portion of these loans have real estate as collateral; (iv) fluctuations in market rates and prices which can negatively affect net interest margin, asset valuations and expense expectations; and (v) changes in regulatory requirements of federal and state agencies applicable to banks and bank holding companies, such as the Company and Rockland, which could have materially adverse effect on the Company's future operating results. When relying on forward-looking statements to make decisions with respect to the Company, investors and others are cautioned to consider these and other risks and uncertainties.

Overview

        The Company's total assets increased by $249.2 million or 12.8% from year-end 2000 to a total of $2.2 billion as of December 31, 2001. Investment securities increased by $119.2 million or 19.9% to $719.1 million at December 31, 2001 from $599.9 million a year earlier. Loans increased by $114.2 million, or 9.6%, during the twelve months ended December 31, 2001. At December 31, 2001 deposits of $1.6 billion were $92.4 million, or 6.2%, higher than the prior year-end. Core deposits increased $147.1 million, or 16.5%, and time deposits decreased $54.7 million, or 9.2%.

        The Company's assets increased to $1.95 billion in 2000, compared with $1.59 billion in 1999. This increase amounted to $359.9 million or 22.6% over year-end 1999. The growth was driven by the acquisition of certain assets and liabilities from FleetBoston Financial and Sovereign Bank ("the Acquisition") as described below. In 2000, also primarily due to the Acquisition, the Company experienced an increase in loans of $156.3 million, primarily in commercial real estate loans. The securities portfolio increased to $599.9 million at December 31, 2000 compared with $447.7 million at December 31, 1999. The increase occurred in the securities available for sale portfolio, which increased by $185.9 million. As of December 31, 2000 deposits of $1.5 billion were $407.4 million, or 37.7%, higher than December 31, 1999.

        For the year ended December 31, 2001, including securities gains and special charges the Company recorded net income of $22.1 million, an increase of 45.2% from 2000 earnings of $15.2 million. The 2001 results reflect a 25.6% increase in net interest income, a 29.6% increase in non-interest income, and an increase of 16.3% in non-interest expenses. Excluding securities gains of $1.4 million in 2001 and $163,000 in 2000 and special charges of $3.6 million in 2000, the Company reported a 21.2% increase in net operating earnings to $21.1 million, compared to $17.4 million at December 31, 2000. Diluted earnings per share on an operating basis increased by 19.7% to $1.46 for the year ended December 31, 2001 versus a $1.22 for the same period in 2000.

        During the third quarter of 2000, the Company successfully completed the integration of sixteen branches, deposits and certain loans acquired from FleetBoston Financial (including four branches and associated loans and deposits from Sovereign Bank). These transactions were announced, respectively, in September 1999 and May 2000 and closed on August 4, 2000. The acquisition added $336 million in deposits and $134.3 million of commercial, commercial real estate and consumer loans and significantly expanded the Company's operations into Barnstable County. The total purchase price of the acquisition was approximately $40 million and was paid in cash. This acquisition is being accounted for in the financial statements using the purchase method of accounting. Under purchase accounting, the acquired assets and liabilities are recognized at their fair value as of the date of acquisition. Unidentifiable intangible assets of $38.3 million generated by this transaction are being amortized on a straight-line basis over fifteen years (see Note 1 Recent Accounting Pronouncements included in the Notes to Consolidated Financial Statements "Summary of Significant Accounting Policies"). Financial results of the acquired branches have been included in the Company's operations beginning on August 4, 2000. These branches opened as Rockland Trust offices on August 7, 2000. In addition, the Company opened a de novo branch in Falmouth in August, thereby achieving complete coverage of the major population centers on Cape Cod.

        In preparation for these transactions, Rockland Trust had converted its data processing systems and application software in June of 2000. The Company also raised $25 million in January of 2000 as capital support for the transaction through the issuance of Independent Capital Trust II Trust Preferred Securities.

Loan Portfolio

        At December 31, 2001, the Bank's loan portfolio amounted to $1.3 billion, an increase of $114.2 million, or 9.6%, from year-end 2000. This increase was primarily in the residential real estate portfolio. Residential mortgage loans increased $67.4 million, or 41.7%. While the Bank sells the majority of its residential real estate loan production, the Bank retained for its portfolio certain adjustable and 15 year jumbo fixed rate residential mortgages. During 2001, the Bank originated $248.3 million in residential real estate loans of which $120.8 million was retained in its portfolio. Commercial and industrial loans increased $17.1 million, or 12.7%. Commercial real estate loans increased $20.9 million, or 4.7%, although payoffs, in the acquired portfolio, have slightly dampened overall commercial real estate loan growth.

        In accordance with governing banking statutes, Rockland is permitted, with certain exceptions, to make loans and commitments to any one borrower, including related entities, in the aggregate amount of not more than 20% of the Bank's stockholders' equity, or $26.7 million at December 31, 2001. Notwithstanding the foregoing, the Bank has established a more restrictive limit of not more than 75% of the Bank's legal lending limit, or $20.0 million at December 31, 2001, which may only be exceeded with the approval of the Board of Directors. There were no borrowers whose total indebtedness in aggregate exceeded $20.0 million as of December 31, 2001.

        The following table sets forth information concerning the composition of the Bank's loan portfolio by loan type at the dates indicated.

Loan Portfolio Composition

	December 31,
	2001		2000		1999		1998		1997
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Commercial	$151,287	11.6%	$134,227	11.3%	$126,815	12.3%	$119,585	12.7%	$130,793	15.8%
Real estate:
Commercial	463,052	35.7%	442,120	37.3%	321,526	31.3%	260,574	27.7%	239,517	28.9%
Residential	229,123	17.6%	161,675	13.7%	157,502	15.3%	148,750	15.8%	153,868	18.6%
Construction	47,208	3.6%	45,338	3.8%	38,503	3.7%	50,923	5.4%	45,786	5.5%
Consumer:
Installment	324,271	25.0%	325,227	27.5%	326,805	31.8%	312,234	33.2%	209,730	25.3%
Other	83,997	6.5%	76,177	6.4%	57,359	5.6%	49,046	5.2%	48,439	5.9%

Gross Loans	1,298,938	100.0%	1,184,764	100.0%	1,028,510	100.0%	941,112	100.0%	828,133	100.0%

Reserve for Loan Losses	18,190		15,493		14,958		13,695		12,674

Net Loans	$1,280,748		$1,169,271		$1,013,552		$927,417		$815,459

        At December 31, 2001, $151.3 million, or 11.6%, of the Bank's gross loan portfolio consisted of commercial loans, compared to $134.2 million, or 11.3%, at December 31, 2000. The Bank's commercial revolving lines of credit generally are for the purpose of providing working capital to borrowers and may be secured or unsecured. At December 31, 2001, the Bank had $59.9 million outstanding under commercial revolving lines of credit compared to $54.5 million at December 31, 2000 and $91.1 million of unused commitments under such lines at December 31, 2001 compared to $73.3 million in the prior year.

        As of December 31, 2001, the Bank had $8.3 million in outstanding commitments pursuant to standby letters of credit compared to $6.5 million at December 31, 2000. The Commercial Lending Division manages these facilities.

        Floor plan loans, which are secured by the automobiles, boats, or other vehicles constituting the dealer's inventory, amounted to $14.4 million as of December 31, 2001 compared to $15.5 million in the prior year.

        Real estate loans comprised 56.9% of gross loans at December 31, 2001, as compared to 54.8% at December 31, 2000. The Bank's loan portfolio included $463.1 million in commercial real estate loans at December 31, 2001. This category has reflected increases over the last two years of $20.9 million, or 4.7%, in 2001, and $120.6 million, or 37.5%, in 2000. The 2000 increase is primarily due to the Acquisition. Residential real estate loans, $229.1 million at year-end 2001, increased $67.4 million, or 41.7%, in 2001, and increased $4.2 million, or 2.7% in 2000. While the Bank sells the majority of its residential real estate loan production some residential mortgages were added to the Bank's loan portfolio during 2001 in the adjustable and 15 year fixed jumbo categories. During 2001, the Bank sold $127.5 million of the current production of residential mortgages as part of its overall asset/liability management. Real estate construction loans increased $1.9 million, or 4.1%, in 2001, and increased $6.8 million, or 17.8%, in 2000.

        As of December 31, 2001, $7.5 million, or 15.9%, of total construction loans at such date were for the development of one-to-four family residential lots or the construction of one-to-four family residences verses $10.6 million or 23.4% of total construction loans for the prior year period.

        Consumer loans primarily consist of closed-end installment loans, cash reserve loans, and home equity loans. As of December 31, 2001, $408.3 million, or 31.5%, of the Bank's gross loan portfolio, consisted of consumer loans compared to $401.4 or 33.9%, of the Bank's gross loans at December 31, 2000. The Bank's installment loans consist primarily of automobile loans, which amounted to $267.7 million and $279.8 million at December 31, 2001 and 2000, respectively. Consumer installment loans, decreased $1.0 million, or 0.3%, in 2001 and decreased $1.6 million, or 0.5%, during 2000. The decrease in 2001 is due to the decline in interest rates on indirect automobile lending to the point that, in management's opinion; the risk inherent was not adequately covered in the interest yield. As of December 31, 2001 and 2000, automobile loans represented 65.6% and 69.7%, respectively, of the Bank's consumer loan portfolio. Indirect automobile loans accounted for 83% and 80% of the Bank's total installment loan origination's during 2001 and 2000, respectively. As of December 31, 2001, installment loans other than automobile loans, such as motorcycles, recreational vehicles, motor homes, boats, or mobile homes, amounted to $56.6 million compared with $45.4 million at prior year-end.

        Other consumer loans have consisted primarily of cash reserve loans, home equity loans and small business lines. The balances of other consumer loans increased $7.8 million, or 10.3%, in 2001 and $18.8 million, or 32.8%, in 2000.

        Introduced in 1992, cash reserve loans are designed to afford the Bank's customers overdraft protection. Cash reserve loans are made pursuant to previously approved unsecured cash reserve lines of credit. The rate on these loans is subject to change due to market conditions. As of December 31, 2001, $20.6 million had been committed to but was unused under cash reserve lines of credit compared to $21.1 million in 2000.

        Home equity loans may be made as a term loan or under a revolving line of credit secured by a first or second mortgage on the borrower's residence. As of December 31, 2001, there were $62.5 million in unused commitments under revolving home equity lines of credit compared to $53.7 million at December 31, 2000.

        The following table sets forth the scheduled contractual amortization of the Bank's loan portfolio at December 31, 2001. Loans having no schedule of repayments or no stated maturity are reported as due in one year or less. The following table also sets forth the rate structure of loans scheduled to mature after one year.

Loan Maturity Schedule

	Commercial	Real Estate Commercial	Real Estate Residential	Real Estate Construction	Consumer Installment	Consumer Other	Total
	(Dollars In Thousands)
Amounts due in:
One year or less	$112,739	$127,229	$49,217	$24,990	$92,323	$66,199	$472,697
After one year through five years	37,188	265,326	111,536	16,342	200,829	14,555	645,776
Beyond five years	1,360	70,497	68,370	5,876	31,119	3,243	180,465

Total	$151,287	$463,052	$229,123	$47,208	$324,271	$83,997	$1,298,938

Interest rates on amounts due after one year:
Fixed Rate	$38,548	$335,568	$133,997	$22,218	$231,948	$17,798	$780,077
Adjustable Rate	0	255	45,909	0	0	0	46,164

        As of December 31, 2001, $0.5 million of loans scheduled to mature within one year were non-performing.

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

        The principal balance of loans serviced by the Bank for investors amounted to $291.1 million at December 31, 2001 and $259.7 million at December 31, 2000. Under its mortgage servicing arrangements, the Bank generally continues to collect payments on loans, to inspect the mortgaged property, to make insurance and tax advances on behalf of borrowers and to otherwise service the loans and receives a fee for performing these services. Net servicing fee income amounted to $923,000 and $520,000 for the years ended December 31, 2001 and 2000, respectively. The Bank also sells certain loans and does not retain servicing. During 2001 and 2000 the Bank originated and sold $10.2 million and $14.9 million of loans along with the servicing rights, respectively. The servicing release premium on sold loans was approximately $145,000 in 2001 and $184,000 in 2000. Loan origination fees that relate to loans sold by the Bank are recognized as non-interest income at the time of the loan sale. Under its sales agreements, the Bank pays the purchaser of mortgage loans a specified yield on the loans sold. The difference, after payment of any guarantee fee, is retained by the Bank and recognized as fee income over the life of the loan. In addition, loans may be sold at a premium or a discount with any resulting gain or loss recognized at the time of sale. The FASB has issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This Statement replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", and rescinds SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." SFAS No. 140, which has subsequently been amended by FASB Technical Bulletin No. 01-1 "Effective Date for Certain Financial Institutions of Certain Provisions of Statement 140 related to Isolation of Transferred Financial Assets", which provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. As of December 31, 2001, and 2000, the Bank's loan-servicing asset was $1.5 million and $1.4 million, respectively.

Securities Portfolio

        The Company's securities portfolio consists of trading assets, securities which management intends to hold until maturity, securities available for sale, and Federal Home Loan Bank (FHLB) stock. Assets placed into a Rabbi Trust by the Bank are recorded in the trading assets account at fair value with changes in fair value recorded in earnings. All assets classified in the trading account at year-end 2001 and 2000 relate to the Rabbi Trust. Trading assets at December 31, 2001 and 2000 were $1.2 million and $0.5 million, respectively. Securities which management intends to hold until maturity consist of U.S. Treasury and U.S. Government Agency obligations, state, county and municipal securities and corporate debt securities. Securities held to maturity as of December 31, 2001 are carried at their amortized cost of $132.8 million and exclude gross unrealized gains of $1.2 million and gross unrealized losses of $5.4 million. A year earlier, securities held to maturity totaled $195.4 million excluding gross unrealized gains of $1.4 million and gross unrealized losses of $8.2 million. As allowed under SFAS 133, the Bank reclassified $102.8 million of held to maturity securities to available for sale. As a result of this transfer the Company recorded $96,000 of unrealized losses, net of tax, in accumulated other comprehensive income (for additional information see Derivative Instruments and Hedging Activities in Note 1 to the Consolidated Financial Statements in Item 8 hereof). There were no sales of securities held to maturity during 2001 or 2000.

        Securities available for sale consist of certain mortgage-backed securities, including collateralized mortgage obligations and U.S. Government Agency obligations. These securities are carried at fair value and unrealized gains and losses, net of applicable income taxes, are recognized as a separate component of stockholders' equity. The fair value of securities available for sale at December 31, 2001 totaled $569.3 million and net unrealized gains totaled $4.0 million. A year earlier, securities available for sale were $387.5 million with net unrealized gains of $3.0 million. The Bank realized net gains of $1.4 million, $163,000 and $34,000 on the sale of available for sale securities in 2001, 2000, and 1999, respectively.

        The following table sets forth the amortized cost and percentage distribution of securities held to maturity at the dates indicated. For additional information, see Note 4 to the Consolidated Financial Statements included in Item 8 hereof.

Amortized Cost of Securities Held to Maturity

	At December 31,
	2001		2000		1999
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars In Thousands)
U.S Treasury and Government Agency Securities	$999	0.7%	$21,712	11.1%	$25,996	11.4%
Mortgage-Backed Securities	—	0.0%	77,524	39.7%	101,081	44.1%
Collateralized Mortgage Obligations	—	0.0%	3,563	1.8%	5,666	2.5%
State, County and Municipal Securities	54,268	40.9%	38,284	19.6%	41,984	18.3%
Other Investment Securities	77,487	58.4%	54,333	27.8%	54,316	23.7%

	$132,754	100.0%	$195,416	100.0%	$229,043	100.0%

        The following table sets forth the fair value and percentage distribution of securities available for sale at the dates indicated. For additional information, see Note 4 to the Consolidated Financial Statements included in Item 8 hereof.

Fair Value of Securities Available for Sale

	At December 31,
	2001		2000		1999
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars In Thousands)
U.S Treasury and Government Agency Securities	$79,739	14.0%	$45,242	11.7%	$8,467	4.2%
Mortgage-Backed Securities	304,171	53.4%	265,278	68.5%	121,881	60.5%
Collateralized Mortgage Obligations	185,378	32.6%	76,956	19.8%	71,266	35.3%
Other Investment Securities	—	—	—	—	—	—

	$569,288	100.0%	$387,476	100.0%	$201,614	100.0%

        At December 31, 2001 and 2000, the Bank had no investments in obligations of individual states, counties or municipalities which exceeded 10% of stockholders' equity. In addition, there were no sales of state, county or municipal securities in 2001 or 2000.

        The investment in the stock of the Federal Home Loan Bank is related to the admission of Rockland as a member of the Federal Home Loan Bank of Boston in July 1994. This investment was increased to $17.0 million during 1999 to maintain investment levels required by FHLB guidelines.

        BOLI    In 1998, the Bank purchased $30.0 million of Bank Owned Life Insurance. The Bank purchased these policies for the purpose of protecting itself against the cost/loss due to the death of key employees and to offset the Bank's future obligations to its employees under the retirement and benefit plans. The value of this life insurance was $35.2 million and $33.4 million at December 31, 2001 and 2000, respectively. The Bank recorded income from Bank Owned Life Insurance of $1.8 million, $1.7 million and $1.6 million in 2001, 2000 and 1999, respectively.

        Deposits    The Bank's branch system consists of 51 locations. Each full-service branch operates as a retail sales and services outlet offering a complete line of deposit and loan products.

        As of December 31, 2001, deposits of $1.6 billion were $92.4 million, or 6.2%, higher than the prior year-end. Core deposits increased by $147.1 million, or 16.5%, particularly in the relationship deposit categories. The time deposits category was managed downward by $54.7 million, or 9.2% to $540.4 million from $595.1 million at year-end 2000, reflecting decreases in jumbo of $34.2 million and brokered certificates of deposits of $30.0 million.

        The following table sets forth the average balances of the Bank's deposits for the periods indicated.

Average Balances of Bank's Deposits

	2001		2000		1999
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars In Thousands)
Demand Deposits	$348,431	22.8%	$277,777	22.1%	$220,727	20.8%
Savings and Interest Checking	377,250	24.7%	315,943	25.1%	280,441	26.5%
Money Market and Super Interest Checking Accounts	232,568	15.3%	148,469	11.8%	108,415	10.2%
Time Deposits	567,188	37.2%	514,673	41.0%	450,425	42.5%

Total	$1,525,437	100.0%	$1,256,862	100.0%	$1,060,008	100.0%

        The Bank's simple interest-bearing time certificates of deposit of $100,000 or more totaled $67.5 million at December 31, 2001. The maturity of these certificates are as follows:

Large Certificate of Deposit Maturity Schedule
(In Millions)

1 to 3 months	$55.2
4 to 6 months	10.3
7 to 12 months	2.0

Total	$67.5

        Borrowings    The Bank's borrowings amounted to $387.1 million at December 31, 2001, an increase of $112.0 million from year-end 2000. At December 31, 2001, the Bank's borrowings consisted primarily of FHLB advances totaling $313.9 million an increase of $122.7 million from the prior year-end. The remaining borrowings consisted of federal funds purchased, assets sold under repurchase agreements and treasury tax and loan notes. These borrowings totaled $73.2 million at December 31, 2001, a decrease of $10.7 million from the prior year-end. See Note 8 of the Notes to Consolidated Financial Statements included in Item 8 hereof.

        The following table sets forth the Bank's borrowings at the dates indicated.

Borrowings

	At December 31,
	2001	2000	1999
	(in Thousands)
Federal funds purchased	$2,325	$4,540	$6,170
Assets sold under repurchase agreements	63,851	71,485	87,196
Treasury tax and loan notes	6,967	7,794	9,877
Federal Home Loan Bank borrowings	313,934	191,224	256,224

	$387,077	$275,043	$359,467

        Corporation-Obligated Mandatorily Redeemable Trust Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures of the Corporation    In 1997, 2000 and 2001 the Company formed Independent Capital Trust I ("Trust I"), Independent Capital Trust II ("Trust II") and Independent Capital Trust III ("Trust III"), respectively, for the purpose of issuing trust preferred securities and investing the proceeds of the sale of these securities in junior subordinated debentures issued by the Company. Under regulatory capital requirements trust preferred securities, within certain limitations, qualify as Tier I and Tier II capital. The Company raised capital through Trust I and Trust II as support for asset growth. More specifically the funds raised through the Trust II issuance were used as capital support for the FleetBoston Financial acquisition. In addition, given the low interest rate environment at the end of 2001, the Company issued trust preferred securities through Trust III, the proceeds of which were used to redeem in full on January 31, 2002, the higher rate securities issued through Trust II. The interest expense associated with the trust preferred securities is reported as Minority Interest Expense on the Consolidated Statements of Income. Trust Preferred Securities totaled $75.3 million and $51.3 million at December 31, 2001 and 2000, respectively and are reported as Corporation-Obligated Mandatorily Redeemable Trust Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures of the Corporation in the Consolidated Balance Sheets. Minority Interest Expense was $5.7 million, $5.3 million and $2.7 million for 2001, 2000 and 1999, respectively (See Note 15 of the Notes to the Consolidated Financial Statements included in item 8 hereof).

        Investment Management    As of December 31, 2001, the Rockland Trust Investment Management Group maintained approximately 1,500 trust/fiduciary accounts, with an aggregate fair value of over $493 million on that date. Income from the Investment Management Group amounted to $4.0 million and $4.1 million, for 2001 and 2000, respectively.

        On March 1, 1999, the Bank entered into a two year agreement with Independent Financial Market Group (IFMG) a Sun Life Financial Company for the sale of mutual fund shares, unit investment trust shares, interests in direct participation programs, similar non-insurance investment products, and general securities brokerage services. IFMG Securities Incorporated has placed their Registered Representatives on-site to sell these services to our customer base. Total commissions earned by the bank in 2001 and 2000, were $388,000 and $419,000, respectively.

RESULTS OF OPERATIONS

        Summary of Results of Operations    The Company's results of operations are largely dependent on net interest income, which is the difference between the interest earned on loans and investments and interest paid on deposits and borrowings. Net interest income is affected by the interest rate spread, which is the difference between the yields earned on loans and investments and the rates of interest paid on deposits and borrowings. The results of operations are also affected by the level of income from loan, deposit, mortgage banking, and investment management fees, as well as operating expenses, the provision for loan losses, the impact of federal and state income taxes, and the relative levels of interest rates and economic activity.

        Net income was $22.1 million, including security gains, for the year ended December 31, 2001. Diluted earnings per share were $1.53 for the same period. Including special charges and security gains, net income was $15.2 million and diluted earnings per share were $1.06 for the year ended December 31, 2000. For the year ended December 31, 2001, excluding security gains and special charges in 2000, the Company reported a 21.2% increase in operating earnings to $21.1 million, or $1.46 diluted earnings per share. This increase in operating earnings was due to an $18.4 million, or 25.6% increase in net interest income. The provision for loan losses increased to $4.6 million compared with $2.3 million for the same period last year. Non-interest income increased $3.6 million, or 22.1%, and non-interest expenses increased $13.3 million, or 23.8%, from 2001 to 2000.

        Special charges for the year ended December 31, 2000 totaled $3.6 million. They were comprised of three items: system conversion charges of $1.3 million, expense of $1.3 million associated with the FleetBoston Financial branch acquisition, and, as previously announced and recorded as a $1.0 million pre-tax charge in the second quarter of 2000, an unfavorable judgment was entered against the Bank in Plymouth Superior Court concerning a proposed commercial loan transaction that was never consummated. The Company realized securities gains on the sale of available for sale securities in 2001 and 2000. These gains amounted to $1.4 million and $0.2 million before taxes for the years ended December 31, 2001 and 2000, respectively.

        Net Interest Income    The amount of net interest income is affected by changes in interest rates and by the volume, mix, and interest rate sensitivity of interest-earning assets and interest-bearing liabilities.

        On a fully tax-equivalent basis, net interest income was $91.9 million in 2001, a 25.4% increase over 2000 net interest income of $73.3 million. Growth in net interest income in 2001 compared with that of 2000 was primarily the result of a 19.0% increase in average earning assets and a 72 basis point decrease in the average cost of interest bearing liabilities. The yield on earning assets was 7.72% in 2001, compared with 8.07% in 2000. The average balance of securities increased by $147.8 million, or 29.7% as compared with the prior year. The average balance of loans, increased by $150.6 million, or 13.9%, and the yield on loans decreased by 28 basis points to 8.22% in, 2001 compared to 8.50% in 2000. This decrease in loan yield was due to decreases that occurred in market interest rates throughout the year. The yield on taxable securities decreased to 6.78% in 2001 compared to 7.16% in 2000, while the fully tax-equivalent yield on non-taxable securities increased 2 basis points to 7.58% in 2001 compared to 7.56% a year earlier. During 2001, the average balance of interest-bearing liabilities increased by $231.6 million, or 18.1%, over 2000 average balances. The average cost of these liabilities decreased to 3.60% compared to 4.32% in 2000. The Company's interest rate spread (the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities) increased by 37 basis points in 2001. This increase is due to a lower cost of funds, attributable not only to the benefit of the acquired core deposits but also to a balance sheet that was well positioned to benefit from the easing of interest rates by the Federal Reserve over the last year.

        The following table presents the Company's average balances, net interest income, interest rate spread, and net interest margin for 2001, 2000, and 1999. Non-taxable income from loans and securities is presented on a fully tax-equivalent basis whereby tax-exempt income is adjusted upward by an amount equivalent to the prevailing federal income taxes that would have been paid if the income had been fully taxable. The assumed tax rate was 34% in these years.

	2001			2000			1999
	Average Balance	Interest Earned/ Paid	Average Yield	Average Balance	Interest Earned/ Paid	Average Yield	Average Balance	Interest Earned/ Paid	Average Yield
	(Dollars in Thousands)
Interest-earning assets:
Federal funds sold and assets purchased under resale agreement	$15,845	$679	4.29%	$10,912	$660	6.05%	$12,207	$579	4.74%
Trading Assets	451	7	1.55%	474	6	1.27%	439	5	1.14%
Taxable Investment Securities	602,109	40,823	6.78%	455,700	32,644	7.16%	418,010	28,002	6.70%
Non-taxable Investment Securities (1)	41,561	3,152	7.58%	40,391	3,052	7.56%	41,881	3,157	7.54%
Loans (1)	1,237,230	101,722	8.22%	1,086,608	92,354	8.50%	991,319	81,356	8.21%

Total Interest-Earning Assets	$1,897,196	$146,383	7.72%	$1,594,085	$128,716	8.07%	$1,463,856	$113,099	7.73%

Cash and Due from Banks	62,240			57,769			47,051
Other Assets	105,454			78,806			54,424

Total Assets	$2,064,890			$1,730,660			$1,565,331

Interest-bearing liabilities:
Savings and Interest Checking accounts	$377,250	$4,598	1.22%	$315,943	$5,940	1.88%	$280,441	$4,837	1.72%
Money Market & Super Interest Checking accounts	232,568	6,022	2.59%	148,469	3,245	2.19%	108,415	2,637	2.43%
Time Deposits	567,189	27,930	4.92%	514,673	28,697	5.58%	450,425	23,194	5.15%
Federal funds purchased and assets sold under repurchase agreements	71,828	2,122	2.95%	101,961	5,413	5.31%	84,809	4,077	4.81%
Treasury Tax and Loan Notes	4,486	123	2.73%	5,013	216	4.31%	3,407	184	5.40%
Federal Home Loan Bank borrowings	260,663	13,683	5.25%	196,342	11,908	6.06%	278,613	15,249	5.47%

Total Interest-Bearing Liabilities	$1,513,984	$54,478	3.60%	$1,282,401	$55,419	4.32%	$1,206,110	$50,178	4.16%

Demand Deposits	348,431			277,777			220,727
Company-Obligated Mandatorily Redeemable Securities of subsidiary Holding Solely Parent Company Debentures	52,739			49,831			28,750
Other Liabilities	23,172			16,448			12,830

Total Liabilities	$1,938,326			$1,626,457			$1,468,417
Stockholders' Equity	126,564			104,203			96,914
Total Liabilities and Stockholders' Equity	$2,064,890			$1,730,660			$1,565,331

Net Interest Income		$91,905			$73,297			$62,921

Interest Rate Spread (2)			4.12%			3.75%			3.57%

Net Interest Margin (2)			4.84%			4.60%			4.30%

(1)
The total amount to adjustment of present interest income and yield on a fully tax-equivalent basis is $1,314, $1,150 and $1,093 in 2001, 2000 and 1999, respectively.

(2)
Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average costs of interest-bearing liabilities. Net interest margin represents net interest income as a percent of average interest-earning assets.

        The following table presents certain information regarding changes in interest income and interest expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to changes in rate and changes in volume. Changes, which are attributable to both volume and rate, have been consistently allocated to change due to rate.

Volume Rate Analysis

	Year Ended December 31,
	2001 Compared To 2000			2000 Compared To 1999
	Change Due to Rate	Change Due to Volume	Total Change	Change Due to Rate	Change Due to Volume	Total Change
	(In Thousands)
Income on interest-earning assets:
Federal funds sold	$(279)	$298	$19	$142	$(61)	$81
Taxable securities	(2,309)	10,488	8,179	2,091	2,433	4,524
Non-taxable securities (1)	12	88	100	19	(6)	13
Trading assets	1	0	1	1	—	1
Loans (1)	(3,434)	12,802	9,368	3,178	7,820	10,998

Total	$(6,009)	$23,676	$17,667	$5,431	$10,186	$15,617

Expense of interest-bearing liabilities:
Savings and Interest Checking accounts	$(2,495)	$1,153	$(1,342)	$491	$612	$1,103
Money Market and Super Interest Checking account	939	1,838	2,777	(366)	974	608
Time deposits	(3,694)	2,928	(766)	2,194	3,308	5,502
Federal funds purchased and assets sold under repurchase agreements	(1,691)	(1,600)	(3,291)	511	825	1,336
Treasury tax and loan notes	(71)	(22)	(93)	(55)	87	32
Federal Home Loan Bank borrowings	(2,127)	3,901	1,774	1,163	(4,503)	(3,340)

Total	$(9,139)	$8,198	$(941)	$3,938	$1,303	$5,241

Change in net interest income	$3,130	$15,478	$18,608	$1,493	$8,883	$10,376

(1)
Interest earned on non-taxable investment securities and loans is shown on a fully tax-equivalent basis.

        Interest income on a fully tax-equivalent basis increased by $17.7 million, or 13.7%, to $146.4 million in 2001 as compared to the prior year-end. Interest earned on loans increased by $9.4 million, or 10.1%, reflecting an increase in average loans to $1.2 billion in 2001 from $1.1 billion in 2000. Interest income from taxable securities increased by $8.2 million, or 25.1%, to $40.8 million in 2001 as compared to the prior year attributable to higher average balances.

        Interest expense for the year ended December 31, 2001 decreased to $54.5 million from the $55.4 million recorded in 2000. Interest expense decreased by $9.1 million, or 16.5%, due to a decrease in the average rate paid on deposits and borrowings. Borrowings increased $33.7 million, or 11.1%, from the 2000 balance and interest-bearing deposits increased $197.9 million, or 20.2%. The cost of borrowings decreased to 4.73% in 2001, down 105 basis points from the 2000 cost of 5.78%. The average cost of interest bearing deposits decreased 59 basis points to 3.28% in 2001.

        Total interest income amounted to $128.7 million in 2000, an increase of $15.6 million, or 13.8%, over 1999. This improvement was primarily due to increases in loan income.

        Interest income on loans increased $11.0 million, or 13.5%, to $92.4 million in 2000 from $81.4 million in 1999. The yield on loans increased 29 basis points and the average balance increased $95.3 million, or 9.6%, to $1,086.6 million in 2000. The increase in the average balance was partially due to acquired loans. Interest income on taxable investment securities amounted to $32.6 million in 2000 compared to $28.0 million in 1999. This increase amounts to $4.6 million or 16.6%. The increase resulted from average balances rising $37.7 million to $455.7 million in 2000 from $418.0 million in 1999.

        Interest expense for the year ended December 31, 2000 increased to $55.4 million from the $50.2 million recorded in 1999. Interest expense increased by $5.2 million, or 10.4%, due to an increase in the average balance of interest bearing liabilities to $1,282.4 million as well as a 16 basis point increase in the cost of these funds. The increase in the average balance was partially due to acquired deposits. Borrowings decreased $63.5 million, or 17.3%, from the 1999 balance and interest-bearing deposits increased $139.8 million, or 16.7%. The cost of borrowings increased to 5.78% in 2000, up 46 basis points from the 1999 cost of 5.32%. The average cost of interest bearing deposits increased 22 basis points to 3.87% in 2000.

        Asset Quality    As permitted by banking regulations, consumer loans and home equity loans past due 90 days or more continues to accrue interest. In addition, certain commercial and real estate loans that are more than 90 days past due may be kept on an accruing status if the loan is well secured and in the process of collection. As a general rule, a commercial or real estate loan more than 90 days past due with respect to principal or interest is classified as a non-accrual loan. Income accruals are suspended on all non-accrual loans and all previously accrued and uncollected interest is reversed against current income. A loan remains on non-accrual status until it becomes current with respect to principal and interest, when the loan is liquidated, or when the loan is determined to be uncollectible and is charged-off against the reserve for loan losses.

        Non-performing assets are comprised of non-performing loans and Other Real Estate Owned (OREO). Non-performing loans consist of loans that are more than 90 days past due but still accruing interest and non-accrual loans. OREO includes properties held by the Bank as a result of foreclosure or by acceptance of a deed in lieu of foreclosure. As of December 31, 2001, non-performing assets totaled $3.0 million, a decrease of $1.4 million, or 31.7%, from the prior year-end. Non-performing assets represented 0.14% of total assets for the year ending December 31, 2001 and 0.23% for the year ending December 31, 2000. There was no OREO for the period ending December 31, 2001 and December 31, 2000

        The following table sets forth information regarding Non-performing assets held by the Bank at the dates indicated.

	December 31,
	2001	2000	1999	1998	1997
	(Dollars In Thousands)
Loans past due 90 days or more but still accruing	$508	$204	$316	$1,026	$737
Loans accounted for on a non-accrual basis (1)	2,507	4,210	3,338	4,330	5,154

Other real estate owned	—	—	—	—	2
Total non-performing loans	$3,015	$4,414	$3,654	$5,356	$5,893

Restructured loans	$503	$657	$694	$1,037	$1,400

Non-performing loans as a percent of gross loans	0.23%	0.37%	0.35%	0.56%	0.69%

Non-performing assets as a percent of total assets	0.14%	0.23%	0.23%	0.34%	0.43%

(1)
Includes $0.1 million, of restructured non-accruing loans at December 31, 1997, which were included in non-accrual loans as of such date. There were no restructured, non-accruing loans at December 31, 1998 and 1999. In 2000 and 2001 there were $0.2 million and $0.1 million, respectively, of restructured, non-accruing loans.

        In the course of resolving non-performing loans, the Bank may choose to restructure the contractual terms of certain commercial and real estate loans. Terms may be modified to fit the ability of the borrower to repay in line with its current financial status. It is the Bank's policy to maintain restructured loans on non-accrual status for approximately six months before management considers its return to accrual status. At December 31, 2001, the Bank had $0.5 million of restructured loans.

        Real estate acquired by the Bank through foreclosure proceedings or the acceptance of a deed in lieu of foreclosure is classified as OREO. When property is acquired, it is recorded at the lesser of the loan's remaining principal balance or the estimated fair value of the property acquired, less estimated costs to sell. Any loan balance in excess of the estimated fair value less estimated cost to sell on the date of transfer is charged to the reserve for loan losses on that date. All costs incurred thereafter in maintaining the property, as well as subsequent declines in fair value are charged to non-interest expense.

        Gross interest income that would have been recognized for the years ended December 31, 2001, 2000 and 1999, if non-performing loans at the respective dates had been performing in accordance with their original terms approximated $306,000, $346,000, and $375,000, respectively. The actual amount of interest that was collected on these loans during each of those periods and included in interest income was approximately $26,000, $21,000, and $50,000, respectively.

        Provision For Loan Losses    The provision for loan losses represents the charge to expense that is required to maintain an adequate level of reserve for loan losses. Management's periodic evaluation of the adequacy of the reserve considers past loan loss experience, known and inherent risks in the loan portfolio, adverse situations which may affect the borrowers' ability to repay, the estimated value of the underlying collateral, if any, and current and prospective economic conditions. Substantial portions of the Bank's loans are secured by real estate in Massachusetts. Accordingly, the ultimate collectibility of a substantial portion of the Bank's loan portfolio is susceptible to changes in property values within the state.

        The provision for loan losses increased in 2001 to $4.6 million, compared with $2.3 million in 2000. For the year ended December 31, 2001, net loan charge-offs totaled $1.9 million, an increase of $0.2 million from the prior year. As of December 31, 2001, the reserve for loan losses represented 1.40% of loans, as compared to 1.31% at December 31, 2000. The reserve for loan losses at December 31, 2001 was 603.3% of non-performing loans, as compared to 351.0% at the prior year-end. As of December 31, 2001, the total reserve for loan losses (including the "credit quality discount" described below in the discussion for Reserve for Loan Losses) represented 1.46% of loans, as compared to 1.42% at December 31, 2000. The total reserve for loan losses (including the "credit quality discount") at December 31, 2001 represented 630.2% of non-performing loans, as compared to 382.2% at the prior year-end.

        The provision for loan losses is based upon management's evaluation of the level of the reserve for loan losses in relation to the estimate of loss exposure in the loan portfolio. An analysis of individual loans and the overall risk characteristics and size of the different loan portfolios is conducted on an ongoing basis. This managerial evaluation is reviewed periodically by a third-party loan review consultant. As adjustments are identified, they are reported in the earnings of the period in which they become known.

        Reserve for Loan Losses    While management uses available information to recognize losses on loans, future additions to the reserve may be necessary based on increases in non-performing loans, changes in economic conditions, or for other reasons. Various regulatory agencies, as an integral part of their examination process, periodically review the Bank's reserve for loan losses. Federal Reserve regulators examined the Company in the first quarter of 2000 and the Bank was most recently examined by the Federal Deposit Insurance Corporation, "FDIC", in the fourth quarter of 2001. No additional provision for loan losses was required as a result of these examinations.

        The reserve for loan losses is maintained at a level that management considers adequate to provide for potential loan losses based upon evaluation of known and inherent risks in the loan portfolio. The reserve is increased by provisions for loan losses and by recoveries of loans previously charged-off and reduced by loans charged-off. In 2000, the Bank established a separate "credit quality discount" as a reduction of the loan balances acquired from FleetBoston Financial. The level of credit quality discount was $0.8 million at December 31, 2001 ($1.4 million as of December 31, 2000).

        Including the credit quality discount, the total reserves for loan losses was $19.0 million at December 31, 2001, compared to $16.9 million at December 31, 2000.

        The following table summarizes changes in the reserve for loan losses and other selected statistics for the periods presented:

Reserve For Loan Losses

	Year Ending December 31,
	2001	2000	1999	1998	1997
	(Dollars in Thousands)
Average total loans	$1,237,230	$1,086,608	$991,319	$884,205	$757,877

Reserve for loan losses, beginning of year	$15,493	$14,958	$13,695	$12,674	$12,221
Charged-off loans:
Commercial	144	207	415	1,206	1,140
Real estate—commercial	—	—	—	—	95
Real estate—residential	63	13	1	241	261
Real estate—construction	—	—	—	—	—
Consumer—installment	2,115	2,078	3,060	2,108	771
Consumer—other	404	278	494	542	639

Total charged-off loans	2,726	2,576	3,970	4,097	2,906

Recoveries on loans previously charged-off:
Commercial	194	265	522	630	546
Real estate—commercial	71	125	67	258	265
Real estate—residential	—	1	115	2	0
Real estate—construction	—	—	—	—	—
Consumer—installment	447	445	603	266	137
Consumer—other	92	7	(1)	2	151

Total recoveries	804	843	1,306	1,158	1,099

Net loans charged-off	1,922	1,733	2,664	2,939	1,807
Provision for loan losses	4,619	2,268	3,927	3,960	2,260

Reserve for loan losses, end of period	$18,190	$15,493	$14,958	$13,695	$12,674

Credit quality discount on acquired loans	810	1,375	—	—	—
Total reserves for loan losses, end of year	$19,000	$16,868	$14,958	$13,695	$12,674

Net loans charged-off as a percent of average total loans	0.16%	0.16%	0.27%	0.33%	0.24%
Reserve for loan losses as a percent of total loans	1.40%	1.31%	1.45%	1.46%	1.53%
Reserve for loan losses as a percent of non-performing loans	603.32%	351.00%	409.36%	255.69%	215.14%
Total reserves for loan losses as a percent of total loans (including credit quality discount)	1.46%	1.42%	1.45%	1.46%	1.53%
Total reserve for loan losses as a percent of non-performing loans (including credit quality discount)	630.18%	382.15%	409.36%	255.69%	215.14%
Net loans charged-off as a percent of reserve for loan losses	10.57%	11.19%	17.81%	21.46%	14.26%
Recoveries as a percent of charge-offs	29.49%	32.73%	32.90%	28.26%	37.82%

        The reserve for loan losses is allocated to various loan categories as part of the Bank's process of evaluating the adequacy of the reserve for loan losses. Allocated reserves increased by approximately $2.2 million to $15.1 million at December 31, 2001. Changes in the distribution of allocated reserves principally occurred due to increases in the reserve allocated to three portfolio components: Real Estate—Construction, Real Estate—Residential, and Consumer—Installment. Combined increases in the amount of allocated reserves in these three portfolio components represented approximately 87% of the total increase in allocated reserves from December 31, 2000.

        The increase in the reserve allocated to the Real Estate—Construction portfolio component is attributed largely to the re-categorization of five specific loans related to four construction projects undertaken by four different obligors. All of these obligations were performing at December 31, 2001.

        The increase in the reserve allocated to the Real Estate—Residential portfolio component is a direct result of growth in the Residential Mortgage and Home Equity subsets of this component of the loan portfolio. Outstanding balances at December 31, 2001 in each of these subcategories grew by 37.2% and 67.9%, respectively, and by 44.7% combined as a whole, from December 31, 2000.

        The increase in the reserve allocated to the Consumer—Installment portfolio component is the result of changes in the analytical method and subjective assumptions used to determine the amount of required reserve allocation. This new approach, which is described below, has been implemented as a refinement to prior practices.

        The following table summarizes the allocation of the reserve for loan losses for the years indicated:

	2001
	Reserve Amount	Credit Quality Discount	Percent of Loans In Category To Total Loans
	(Dollars In Thousands)
Allocated Reserves:
Commercial & Industrial	$3,036	$27	11.6%
Real Estate—Commercial	6,751	634	35.7%
Real Estate—Construction	1,140	—	3.6%
Real Estate—Residential	602	105	17.6%
Consumer—Installment	2,894	38	25.0%
Consumer—Other	727	6	6.5%
Imprecision Reserve	3,040	—	NA

Total Reserve for Loan Losses	$18,190	$810	100.0%

	2000
	Reserve Amount	Credit Quality Discount	Percent of Loans In Category To Total Loans
	(Dollars In Thousands)
Allocated Reserves:
Commercial & Industrial	$2,807	$52	11.3%
Real Estate—Commercial	6,850	1,095	37.3%
Real Estate—Construction	581	5	3.8%
Real Estate—Residential	380	161	13.6%
Consumer—Installment	1,730	55	27.6%
Consumer—Other	574	7	6.4%
Imprecision Reserve	2,571	—	NA

Total Reserve for Loan Losses	$15,493	$1,375	100.0%

	1999
	Reserve Amount	Percent of Loans In Category To Total Loans
	(Dollars In Thousands)
Allocated Reserves:
Commercial & Industrial	$2,634	12.3%
Real Estate—Commercial	5,504	31.3%
Real Estate—Construction	306	3.7%
Real Estate—Residential	376	15.3%
Consumer—Installment	2,615	31.8%
Consumer—Other	538	5.6%
Imprecision Reserve	2,985	NA

Total Reserve for Loan Losses	$14,958	100.0%

	1998
	Reserve Amount	Percent of Loans In Category To Total Loans
	(Dollars In Thousands)
Allocated Reserves:
Commercial & Industrial	$2,555	12.7%
Real Estate—Commercial	4,472	27.7%
Real Estate—Construction	361	5.4%
Real Estate—Residential	364	15.8%
Consumer—Installment	2,295	33.2%
Consumer—Other	538	5.2%
Imprecision Reserve	3,110	NA

Total Reserve for Loan Losses	$13,695	100.0%

	1997
	Reserve Amount	Percent of Loans In Category To Total Loans
	(Dollars In Thousands)
Allocated Reserves:
Commercial & Industrial	$3,366	15.8%
Real Estate—Commercial	4,591	28.9%
Real Estate—Construction	267	5.5%
Real Estate—Residential	637	18.6%
Consumer—Installment	1,039	25.3%
Consumer—Other	766	5.9%
Imprecision Reserve	2,008	NA

Total Reserve for Loan Losses	$12,674	100.0%

        Allocated reserves for loan losses are determined using both a formula-based approach applied to groups of loans and an analysis of certain individual loans for impairment.

        The formula-based approach evaluates groups of loans to determine the allocation appropriate within each portfolio segment. Individual loans within the commercial & industrial, real estate—commercial and real estate—construction loan portfolio segments are assigned internal risk ratings to group them with other loans possessing similar credit risk characteristics. The level of reserve allocable to each group of risk-rated loans is then determined by management applying a loss factor that estimates the amount of probable loss in each category. The assigned loss factor for each risk rating is a formula-based assessment of historical loss data, portfolio characteristics, economic trends, overall market conditions, past experience, and management's analysis of considerations of probable loan loss based on these factors.

        A similar formula-based approach, using a point-in-time credit grade distribution, was recently developed for the consumer—installment segment of the loan portfolio and employed for the first time in 2001. This new method was developed in response to the significance of the balance of this segment of the portfolio and the seasoning of this segment of the portfolio has allowed for a more analytical overview of its inherent risk characteristics. This new method has been combined with subjective factors, which reflect changing environmental conditions in the consumer—installment loan market. The result of this analytical approach was an increase in the reserve allocation for installment loans to $2.9 million at December 31, 2001, compared with $1.7 million at December 31, 2000.

        Allocations for residential real estate and other consumer loan categories are principally determined by applying loss factors that represent management's estimate of inherent losses in those categories. In each segment, inherent losses are estimated, based on a formula-based assessment of historical loss data, portfolio characteristics, economic trends, overall market conditions, past loan loss experience, and management's analysis of considerations of probable loan loss based on these factors.

        The other method used to allocate the reserve for loan losses entails the assignment of reserve amounts to individual loans on the basis of loan impairment. Certain loans are evaluated individually and are judged to be impaired when management believes it is probable that the Bank will not collect all of the contractual interest and principal payments as scheduled in the loan agreement. Under this method loans are selected for evaluation based on a change in internal risk rating, occurrence of delinquency, loan classification or non-accrual status. A specific reserve amount is allocated to an individual loan when such loan has been deemed impaired and when the amount of a probable loss is estimable on the basis of: fair value of collateral, present value of anticipated future cash flows or the loans observable fair market price. Loans with a specific reserve and the amount of such reserve totaled $753,000 and $404,000 at December 31, 2001, respectively.

        A portion of the reserve for loan loss is not allocated to any specific segment of the loan portfolio. This non-specific reserve is maintained for two primary reasons: there exists an inherent subjectivity and imprecision to the analytical processes employed and the prevailing business environment, as it is affected by changing economic conditions and various external factors, which may impact the portfolio in ways currently unforeseen. Moreover, management has identified certain risk factors, which could impact the degree of loss sustained within the portfolio. These include: market risk factors, such as the effects of economic variability on the entire portfolio, and unique portfolio risk factors that are inherent characteristics of the Bank's loan portfolio. Market risk factors may consist of changes to general economic and business conditions that may impact the Bank's loan portfolio customer base in terms of ability to repay and that may result in changes in value of underlying collateral. Unique portfolio risk factors may include industry concentration or covariant industry concentrations, geographic concentrations, or trends that may exacerbate losses resulting from economic events which the Bank may not be able to fully diversify out of its portfolio.

        Due to the imprecise nature of the loan loss estimation process and ever changing conditions, these risk attributes may not be adequately captured in data related to the formula-based loan loss components used to determine allocations in the Bank's analysis of the adequacy of the reserve for loan losses. Management, therefore, has established and maintains a non-specific reserve for loan losses. The amount of this measurement imprecision allocation was $3.0 million at December 31, 2001, compared to $2.6 million at December 31, 2000.

        Management increased the measurement imprecision allocation approximately $0.4 million to $3.0 million at December 31, 2001 primarily based upon concerns over how the overall weakening of the national economy may affect borrowers in its loan portfolio. As 2001 drew to a close, empirical evidence indicated that the nation had entered into a recession. Through December 31, 2001, however, the national economic slowdown had not yet had a significant effect on the overall credit quality or incidence of default within the Bank's loan portfolio. Management, nonetheless, increased the measurement imprecision allocation of the loan loss reserve by $0.4 million, as of

December 31, 2001, based upon its belief that some of the Bank's customer base may lag behind larger national firms with respect to the effects of a recession.

        As of December 31, 2001, the reserve for loan losses totaled $18.2 million as compared to $15.5 million at December 31, 2000. Based on the processes described above, management believes that the level of the reserve for loan losses at December 31, 2001 is adequate. The credit quality discount was $0.8 million and $1.4 million for the year-end December 31, 2001 and 2000, respectively.

        Non-Interest Income    The following table sets forth information regarding non-interest income for the periods shown.

Non-Interest Income

	Years Ended December 31,
	2001	2000	1999
	(In Thousands)
Service charges on deposit accounts	$8,823	$6,736	$5,409
Investment management services income	4,423	4,538	4,108
Mortgage banking income	2,449	1,285	1,779
Bank Owned Life Insurance	1,807	1,705	1,609
Securities gains	1,428	163	34
Other non-interest income	2,348	1,991	1,854

Total	$21,278	$16,418	$14,793

        Non-interest income, which is generated by deposit account service charges, investment management services, mortgage banking activities, and miscellaneous other sources, amounted to $21.3 million in 2001.

        Service charges on deposit accounts, which represented 41.5% of total non-interest income in 2001, increased from $6.7 million in 2000 to $8.8 million in 2001. Investment Management revenue decreased by 2.5% to $4.4 million compared to $4.5 million in 2000. This decrease is a result of the sharp downturn in the equities market, which reduced the fair value of assets under management in 2001.

        Mortgage banking income, $2.4 million in 2001, increased 90.6% over 2000 income of $1.3 million. This increase is due to a declining interest rate environment, which stimulated refinancing activity. The Bank's mortgage banking revenue consists primarily of application fees and origination fees on sold loans, net servicing income, and gains and losses on the sale of loans. Residential mortgage loans are originated as necessary to meet consumer demand. Sales of such loans in the secondary market occur to lend balance to the Bank's interest rate sensitivity. Such sales generate gains or losses at the time of sale, produce future servicing income, and provide funds for additional lending and other purposes. Typically, loans are sold with the Bank retaining responsibility for collecting and remitting loan payments, inspecting properties, making certain insurance and tax payments on behalf of the borrowers, and otherwise servicing the loans and receiving a fee for performing these services.

        Non-Interest Expense    The following table sets forth information regarding non-interest expense for the periods shown.

Non-Interest Expense

	Years Ended December 31,
	2001	2000	1999
	(In Thousands)
Salaries and employee benefits	$36,904	$28,345	$23,716
Occupancy expenses	5,790	4,783	3,613
Equipment expenses	3,621	3,452	3,203
Data processing and facilities management	4,182	4,717	4,337
Intangible asset amortization	2,832	1,306	276
Advertising	1,598	1,549	1,197
Consulting fees	1,246	704	732
Legal fees—loan collection	201	511	357
Legal fees—other	334	725	284
FDIC assessment	294	272	140
Office supplies and printing	828	788	457
Postage expense	1,045	765	679
Telephone expense	1,752	1,330	785
Special charges	—	3,608	—
Other non-interest expenses	8,420	6,519	5,674

Total	$69,047	$59,374	$45,450

        Non-interest expense, excluding special charges in 2000 (see Note 1 of the Notes to the Consolidated Financial Statements included in Item 8 hereof), increased by $13.3 million or 23.8% for the year ended December 31, 2001, as compared to the same period in 2000. Salaries and employee benefits increased by $8.6 million, or 30.2%, attributable to the addition of approximately 100 employees staffing the acquired branches, additions to staff needed to support continued growth (including the introduction of a Call Center and Internet banking), employees' merit increases, performance-based incentive compensation and increases in medical insurance premiums. Occupancy and equipment-related expenses increased by $1.2 million, or 14.3%, during the year ended December 31, 2001, primarily due to the addition of the 16 acquired branches as well as the opening of a de novo branch in Falmouth and a new Technology Center in Plymouth, all in the latter part of 2000. Amortization of intangible assets increased $1.5 million, or 116.8%, for the year ended December 31, 2001, reflecting one full year with the acquired branches. The remaining non-interest expenses increased by $2.0 million, or 11.3%. This was mainly due to increases associated with the branch acquisition, including telephone ($422,000), postage ($280,000), software maintenance ($208,000) and armored car expense ($132,000). Also, consulting fees increased $542,000 primarily due to the refinement of our branch-staffing model.

        Minority Interest    In 1997, Independent Capital Trust I ("Trust I") was formed for the purpose of issuing Trust Preferred Securities. A total of $28.8 million of 9.28% Trust Preferred Securities were issued by Trust I. In 2000, Independent Capital Trust II ("Trust II") was formed for the purpose of issuing Trust Preferred Securities. A total of $25.0 million of 11.00% Trust Preferred Securities were issued by Trust II as capital support for the FleetBoston acquisition. On December 11, 2001 Independent Capital Trust III ("Trust III") was formed for the purpose of issuing Trust Preferred Securities. A total of $25.0 million of 8.625% Trust Preferred Securities were issued by Trust III, the net proceeds of which were used to redeem the Trust II securities on January 31, 2002. The Company recorded distributions payable on the Trust Preferred Securities as minority interest expense totaling $5.7 million, $5.3 million and $2.7 million in 2001, 2000 and 1999, respectively.

        Income Taxes    For the years ended December 31, 2001, 2000 and 1999 the Company recorded combined federal and state income tax provisions of $10.5 million, $6.4 million and $7.5 million respectively. These provisions reflect effective income tax rates of 32.2%, 29.7% and 30.7%, in 2001, 2000, and 1999, respectively, which are less than the

Company's combined statutory tax rate of 42%. The lower effective income tax rates are attributable to certain non-taxable interest and dividends and certain tax efficiency strategies employed by the Company.

        The tax effects of all income and expense transactions are recognized by the Company in each year's consolidated statements of income regardless of the year in which the transactions are reported for income tax purposes.

Asset/Liability Management

        The Bank's asset/liability management process monitors and manages, among other things, the interest rate sensitivity of the balance sheet, the composition of the securities portfolio, funding needs and sources, and the liquidity position. All of these factors, as well as projected asset growth, current and potential pricing actions, competitive influences, national monetary and fiscal policy, and the regional economic environment are considered in the asset/liability management process.

        The Asset/Liability Management Committee, whose members comprise the Bank's senior management, develops procedures, consistent with policies established by the Board of Directors, which monitor and coordinate the Bank's interest rate sensitivity and the sources, uses, and pricing of funds. Interest rate sensitivity refers to the Bank's exposure to fluctuations in interest rates and its effect on earnings. If assets and liabilities do not re-price simultaneously and in equal volume, the potential for interest rate exposure exists. It is management's objective to maintain stability in the growth of net interest income through the maintenance of an appropriate mix of interest-earning assets and interest-bearing liabilities and, when necessary, within prudent limits, through the use of off-balance sheet hedging instruments such as interest rate swaps. The Committee employs simulation analyses in an attempt to quantify, evaluate, and manage the impact of changes in interest rates on the Bank's net interest income. In addition, the Bank engages an independent consultant to render advice with respect to asset and liability management strategy.

        The Bank is careful to increase deposits without adversely impacting the weighted average cost of those funds. Accordingly, management has implemented funding strategies that include FHLB advances and repurchase agreement lines. These non-deposit funds are also viewed as a contingent source of liquidity and, when profitable lending and investment opportunities exist, access to such funds provides a means to leverage the balance sheet.

        At December 31, 2001, approximately 27.3% of the Company's total assets consisted of assets, which will re-price or mature within one year. As of that date, the amount of the Company's cumulative hedged gap was a negative $411.1 million, or 18.7% of total assets.

        The following table sets forth the Company's cumulative hedged gap as of December 31, 2001:

	Amounts Maturing or Repricing
	Within Three Months	Over Three To Twelve Months	Over One Year through Five Years	Over Five Years through Ten Years	Over Ten Years	Total
	(Dollars In Thousands)
Interest-earning assets:(1)
Federal funds sold	$6,000					$6,000
Securities	49,906	74,005	353,940	128,918	113,459	720,228
Loans—fixed rate (2)	67,854	153,144	599,661	122,152	58,265	1,001,076
Loans—floating rate (2)	217,979	30,704	46,116	48	0	294,847

Total interest-earning assets	$341,739	$257,853	$999,717	$251,118	$171,724	$2,022,151

Bank Owned Life Insurance	0	0	0	0	35,233	35,233

Interest-bearing liabilities:
Savings and Interest Checking accounts (3)	0	0	0	0	413,198	413,198
Money Market and Super Interest Checking accounts (3)	249,328	0	0	0	0	249,328
Time deposits	181,999	278,265	76,363	141	3,661	540,429
Borrowings	140,122	12,160	101,640	133,155	0	387,077

Total interest-bearing liabilities	$571,449	$290,425	$178,003	$133,296	$416,859	$1,590,032

Corporation-obligated mandatorily redeemable trust preferred securities of subsidiary trust holding solely junior subordinated debentures of the Corporation	23,862		51,467			75,329

Net interest sensitivity unhedged gap during the period	(253,572)	(32,572)	770,247	117,822	(209,902)	392,023

Cumulative gap	(253,572)	(286,144)	484,103	601,925	392,023

Effect of hedging activities	(100,000)		100,000

Cumulative hedged gap	(353,572)	(386,144)	484,103	601,925	392,023

(1)
Adjustable and floating-rate assets are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed-rate loans are included in periods in which they are scheduled to be repaid.

(2)
Balances have been reduced for non-performing loans which amounted to $3.0 million at the same date.

(3)
Although the Bank's regular savings accounts generally are subject to immediate withdrawal, management considers most of these accounts to be core deposits having significantly longer effective maturities based on the Bank's experience of retention of such deposits in changing interest rate environments.

        From time to time, the Bank has utilized interest rate swap agreements as hedging instruments against stable or declining interest rates. An interest rate swap is an agreement whereby one party agrees to pay a floating rate of interest on a notional principal amount in exchange for receiving a fixed rate of interest on the same notional amount for a predetermined period of time from a second party. The assets relating to the notional principal amount are not actually exchanged.

        The Bank had entered into interest rate swap agreements with a total notional value of $125 million at December 31, 2001 and $110 million at December 31, 2000. These swaps were arranged through large international financial institutions and have initial maturities ranging from two months to five years. The Bank receives fixed rate payments and pays a variable rate of interest tied to either 3-month LIBOR or Prime. At December 31, 2001, the weighted average fixed payment rate received was 7.61% and the weighted average rate of the variable interest payments made by the Bank was 4.31%. As a result of these interest rate swaps, the Bank realized net interest income of approximately $1.9 million in 2001 and $0.4 million in 2000. In January 2002, the Bank sold a $50 million notional value interest rate swap with a fair value of $183,000. The gain will be realized in earnings on a straight-line basis over the original remaining life of the swap agreement (approximately 3 years).

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

        The Company uses simulation analysis to measure the exposure of net interest income to changes in interest rates over a relatively short time horizon. Simulation analysis involves projecting future interest income and expense from the Company's assets, liabilities and off balance sheet positions under various scenarios.

        The Company's limits on interest rate risk specify that if interest rates were to shift up or down 200 basis points estimated net interest income for the next 12 months should decline by less than 6.0%. The following table reflects the Company's estimated exposure, as a percentage of estimated net interest income for the next 12 months:

Rate Change (Basis Points)	Estimated Exposure as % of Net Interest Income
+200	(2.13%)
-200	(0.65%)

Liquidity

        Liquidity, as it pertains to the Company, is the ability to generate cash in the most economical way for the institution to meet its ongoing obligations to pay deposit withdrawals and to fund loan commitments. The Company's primary sources of funds are deposits, borrowings, and the amortization, prepayment, and maturities of loans and investments.

        The Bank utilizes its extensive branch network to access retail customers who provide a stable base of in-market core deposits. These funds are principally comprised of demand deposits, interest checking accounts, savings accounts, and money market accounts. Deposit levels are greatly influenced by interest rates, economic conditions, and competitive factors. The Bank has also established five repurchase agreement lines, with major brokerage firms as potential sources of liquidity. At December 31, 2001, the Company had no advances outstanding under these lines. In addition to these lines, the Bank also had customer repurchase agreements outstanding amounting to $63.9 million at December 31, 2001. As a member of the Federal Home Loan Bank, Rockland has access to approximately $634 million of borrowing capacity. On December 31, 2001, the Bank had $313.9 million outstanding in FHLB borrowings.

        The Company, as a separately incorporated bank holding company, has no significant operations other than serving as the sole stockholder of the Bank. On an unconsolidated basis, the Company's assets include its investment in the Bank and $0.6 million of goodwill. In addition, the Company issued $81.2 million of Junior Subordinated Debentures in conjunction with the issuance of Trust Preferred Securities by direct subsidiaries, Independent Capital Trust I, Independent Capital Trust II and Independent Capital Trust III. The $25.8 million of debentures issued in conjunction with Independent Capital Trust II were redeemed on January 31, 2002. The Company has no employees and no significant liabilities or sources of income. Expenses incurred by the Company relate to its reporting obligations under the Securities Exchange Act of 1934, as amended and related expenses as a publicly traded company. The Company is directly reimbursed by the Bank for virtually all such expenses.

        The Company actively manages its liquidity position under the direction of the Asset/Liability Management Committee. Periodic review under prescribed policies and procedures is intended to ensure that the Company will maintain adequate levels of available funds. At December 31, 2001, the Company's liquidity position was well above policy guidelines. Management believes that the Bank has adequate liquidity available to respond to current and anticipated liquidity demands. See Notes 4 and 8 of the Notes to Consolidated Financial Statements included in Item 8 hereof.

Capital Resources

        The Federal Reserve Board (FRB), the Federal Deposit Insurance Corporation (FDIC), and other regulatory agencies have established capital guidelines for banks and bank holding companies. Risk-based capital guidelines issued by the federal regulatory agencies require banks to meet a minimum Tier 1 risk-based capital ratio of 4.0% and a total risk-based capital ratio of 8.0%. At December 31, 2001, the Company and the Bank substantially exceeded the minimum requirements for Tier 1 risk-based and total risk-based capital.

        A minimum requirement of 4.0% Tier 1 leverage capital is also mandated. On December 31, 2001, the Tier 1 leverage capital ratio for the Company and the Bank was 6.31% and 6.55%, respectively.

        Capital ratios of the Company and the Bank are shown below for the last two year-ends.

	December 31,
	2001	2000
The Company
Tier 1 leverage capital ratio	6.31%	5.86%
Tier 1 risk-based capital ratio	9.24%	8.50%
Total risk-based capital ratio	12.96%	10.97%
The Bank
Tier 1 leverage capital ratio	6.55%	6.57%
Tier 1 risk-based capital ratio	9.59%	9.51%
Total risk-based capital ratio	10.84%	10.70%

Dividends

        The Company declared cash dividends of $.44 per share in 2001 and $.40 per share in 2000. The 2001 and 2000 ratio of dividends paid to earnings was 27.9% and 37.5% respectively.

        Since substantially all of the funds available for the payment of dividends are derived from the Bank, future dividends will depend on the earnings of the Bank, its financial condition, its need for funds, applicable governmental policies and regulations, and other such matters as the Board of Directors deems appropriate. Management believes that the Bank will continue to generate adequate earnings to continue to pay dividends.

Impact of Inflation and Changing Prices

        The consolidated financial statements and related notes thereto presented elsewhere herein have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation.

        The financial nature of the Company's consolidated financial statements is more clearly affected by changes in interest rates than by inflation. Interest rates do not necessarily fluctuate in the same direction or in the same magnitude as the prices of goods and services. However, inflation does affect the Company because, as prices increase, the money supply grows and interest rates are affected by inflationary expectations. The impact on the Company is a noted increase in the size of loan requests with resulting growth in total assets. In addition, operating expenses may increase without a corresponding increase in productivity. There is no precise method; however, to measure the effects of inflation on the Company's consolidated financial statements. Accordingly, any examination or analysis of the financial statements should take into consideration the possible effects of inflation.

Recent Accounting Pronouncements

        The Financial Accounting Standards Board (the "FASB") has issued Statement of Financial Accounting Standard ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS No 140). This Statement replaces SFAS No. 125, "Accounting for Transfers and Servicing of

Financial Assets and Extinguishments of Liabilities", and rescinds SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." SFAS No. 140, which has subsequently been amended by FASB Technical Bulletin No. 01-1 "Effective Date for Certain Financial Institutions of Certain Provisions of Statement 140 related to Isolation of Transferred Financial Assets", provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This Statement as amended is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company does not believe the adoption will have a material impact on its financial position or results of operations.

        In June 2001 the FASB issued SFAS No. 141, "Business Combinations" (SFAS No. 141), and SFAS No. 142,"Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No.141 addressed accounting for business acquisitions occurring after June 30, 2001. SFAS No. 142 addressed the method of identifying goodwill and other intangible assets acquired in a business combination and eliminated further amortization of non-SFAS No. 72 goodwill, subject to a periodic evaluation of goodwill balances for impairment. SFAS No. 142, like SFAS No. 141, took effect for transactions occurring after June 30, 2001. With respect to goodwill and intangible assets acquired prior to June 30, 2001, SFAS No. 142 is effective for the Company beginning on January 1, 2002.

        On October 17, 2001 FASB issued Action Alert No. 01-37. That Action Alert reported a conclusion reached by FASB at its October 10, 2001 meeting regarding the application of SFAS No. 141 and SFAS No. 142 with respect to goodwill accounting for bank branch acquisitions. The conclusion set forth in the October 17th Action Alert states that paragraph 5 of SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions", "applies to all acquisitions of financial institutions (or branches thereof) whether "troubled" or not, in which the fair value of the liabilities assumed exceeds the fair value of tangible and intangible assets acquired."

        The October 17th Action Alert also states that the FASB will reconsider its new guidance during future deliberations. The conclusion reached by the FASB regarding the need to continue amortization of an unidentifiable intangible asset, therefore, may be overturned at a later date. The Company, however, can give no assurance that the FASB will vary from its current position.

        The Company is assessing the impact of the adoption of SFAS No. 141 and SFAS No. 142 in view of the October 17th Action Alert. Based upon the conclusion set forth in the October 17th Action Alert, however, the Company currently anticipates that it will be required to continue recording approximately $2.6 million in annual unidentifiable intangible asset amortization, an amount primarily attributable to the Company's August 2000 acquisition of 16 bank branches from FleetBoston Financial, Inc., unless FASB issues further guidance with respect to accounting for bank branch acquisitions. Based upon the SFAS No. 141 and No. 142, however, beginning in 2002 the Company will cease amortizing approximately $761,000 in goodwill ($170,000 annually), an amount attributable to older non-branch acquisitions.

        In July 2001, the FASB issued SFAS No. 143 (SFAS No. 143), "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002 with early adoption permitted. Management is currently assessing the impact of SFAS No. 143. The Company does not believe the adoption of this statement will have a material impact on the Company's Consolidated Financial Statements.

        In October 2001, the FASB issued SFAS No. 144 (SFAS No. 144), "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and does not apply to goodwill or intangible assets that are not being amortized and certain other long-lived assets. This Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30

"Reporting Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business (as previously defined in that Opinion). This Statement also amends Accounting Research Bulletin (ARB) No. 51, "Consolidated Financial Statements", to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 with early adoption encouraged. The Company does not believe the adoption of this Statement will have a material impact on the Company's Consolidated Financial Statements.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Assets and Liability Management " in Item 7 hereof.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Auditors

To the Board of Directors of Independent Bank Corp.:

        We have audited the accompanying consolidated balance sheets of Independent Bank Corp. and subsidiaries (the Company) as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity, comprehensive income and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Independent Bank Corp. and its subsidiaries as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

        As explained in Note 1 to the consolidated financial statements, effective January 1, 2001, the Company changed its method of accounting for its derivative instruments and hedging activities.

                    /s/  ARTHUR ANDERSEN

                    Arthur Andersen

Boston, Massachusetts
January 18, 2002 (except for Note 20 as to which the date is January 31, 2002)

CONSOLIDATED BALANCE SHEETS

	December
	2001	2000
	(Dollars In Thousands)
ASSETS
CASH AND DUE FROM BANKS	$66,967	$58,005
FEDERAL FUNDS SOLD & SHORT TERM INVESTMENTS	6,000	—
TRADING ASSETS (Note 3)	1,150	479
SECURITIES AVAILABLE FOR SALE (Notes 1 and 4)	569,288	387,476
SECURITIES HELD TO MATURITY (Notes 1 and 4) (fair value $128,599 and $188,583)	132,754	195,416
FEDERAL HOME LOAN BANK STOCK (Note 8)	17,036	17,036
LOANS (Notes 1 and 5)
Commercial & Industrial	151,287	134,227
Commercial Real Estate	463,052	442,120
Residential Real Estate	229,123	161,675
Real Estate Construction	47,208	45,338
Consumer—Installment	324,271	325,227
Consumer—Other	83,997	76,177
TOTAL LOANS	1,298,938	1,184,764
LESS: RESERVE FOR LOAN LOSSES	(18,190)	(15,493)

NET LOANS	1,280,748	1,169,271

BANK PREMISES AND EQUIPMENT, Net (Notes 1 and 6)	29,919	30,367
INTANGIBLE ASSETS (Note 1)	36,236	39,068
BANK OWNED LIFE INSURANCE	35,233	33,425
OTHER ASSETS (Notes 1 and 10)	23,857	19,433

TOTAL ASSETS	$2,199,188	$1,949,976

LIABILITIES
DEPOSITS
Demand Deposits	$378,663	$336,755
Savings and Interest Checking Accounts	413,198	356,504
Money Market and Super Interest Checking Accounts	249,328	200,831
Time Certificates of Deposit over $100,000 (Note 7)	132,545	166,732
Other Time Certificates of Deposits (Note 7)	407,884	428,400

TOTAL DEPOSITS	1,581,618	1,489,222

FEDERAL FUNDS PURCHASED AND ASSETS SOLD UNDER REPURCHASE AGREEMENTS (Note 8)	66,176	76,025
TREASURY TAX AND LOAN NOTES (Note 8)	6,967	7,794
FEDERAL HOME LOAN BANK BORROWINGS (Note 8)	313,934	191,224
OTHER LIABILITIES	21,903	19,681

TOTAL LIABILITIES	$1,990,598	$1,783,946

CORPORATION-OBLIGATED MANDATORILY REDEEMABLE TRUST PREFERRED SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES OF THE CORPORATION Outstanding: 3,150,000 shares in 2001 and 2,150,000 shares in 2000 (Note 15)	$75,329	$51,318

STOCKHOLDERS' EQUITY (Notes 1 and 13)
PREFERRED STOCK, $.01 par value Authorized: 1,000,000 Shares Outstanding: None	—	—
COMMON STOCK, $.01 par value Authorized: 30,000,000 Issued: 14,863,821 Shares in 2001 and 2000	149	149
TREASURY STOCK: 536,285 Shares in 2001 and 608,952 Shares in 2000	(8,369)	(9,495)
SURPLUS	43,633	44,078
RETAINED EARNINGS	92,779	77,028
ACCUMULATED OTHER COMPREHENSIVE INCOME, NET OF TAX (Note 4)	5,069	2,952

TOTAL STOCKHOLDERS' EQUITY	133,261	114,712

TOTAL LIABILITIES, MINORITY INTEREST IN SUBSIDIARIES, AND STOCKHOLDERS' EQUITY	$2,199,188	$1,949,976

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2001	2000	1999
	(Dollars In Thousands, Except Share and Per Share Data)
INTEREST INCOME
Interest on Loans (Notes 1 and 5)	$101,479	$92,243	$81,296
Interest and Dividends on Securities (Note 4)	42,911	34,663	30,132
Interest on Federal Funds Sold and Short-Term Investments	679	660	578

Total Interest Income	145,069	127,566	112,006

INTEREST EXPENSE
Interest on Deposits	38,550	37,881	30,668
Interest on Borrowings (Notes 1 and 8)	15,928	17,538	19,510

Total Interest Expense	54,478	55,419	50,178

Net Interest Income	90,591	72,147	61,828

PROVISION FOR LOAN LOSSES (Notes 1 and 5)	4,619	2,268	3,927

Net Interest Income After Provision For Loan Losses	85,972	69,879	57,901

NON-INTEREST INCOME
Service Charges on Deposit Accounts	8,823	6,736	5,409
Investment Management Services	4,423	4,538	4,108
Mortgage Banking Income	2,449	1,285	1,779
BOLI Income	1,807	1,705	1,609
Net Gain on Sales of Securities (Note 4)	1,428	163	34
Other Non-Interest Income	2,348	1,991	1,854

Total Non-Interest Income	21,278	16,418	14,793

NON-INTEREST EXPENSES
Salaries and Employee Benefits (Note 11)	36,904	28,345	23,716
Occupancy and Equipment Expenses (Notes 6 and 14)	9,411	8,235	6,816
Data Processing & Facilities Management	4,182	4,717	4,337
Intangible Assets Amortization (Note 1)	2,832	1,306	276
Special Charges (Note 1)	—	3,608	—
Other Non-Interest Expenses (Note 12)	15,718	13,163	10,305

Total Non-Interest Expenses	69,047	59,374	45,450

Minority Interest Expense (Note 15)	5,666	5,319	2,668

INCOME BEFORE INCOME TAXES	32,537	21,604	24,576
PROVISION FOR INCOME TAXES (Notes 1 and 10)	10,485	6,414	7,545

NET INCOME	$22,052	$15,190	$17,031

BASIC EARNINGS PER SHARE	$1.54	$1.07	$1.20

DILUTED EARNINGS PER SHARE	$1.53	$1.06	$1.19

Weighted average common shares (Basic) (Notes 1, 9 and 13)	14,290,504	14,238,148	14,213,390
Common stock equivalents	154,739	67,019	152,266

Weighted average common shares (Diluted) (Notes 1, 9 and 13)	14,445,243	14,305,167	14,365,656

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock	Treasury Stock	Surplus	Retained Earnings	Other Accumulated Comprehensive Income	Total
	(Dollars in Thousands, Except Share and Per Share Data)
BALANCE DECEMBER 31, 1998	$149	($6,431)	$45,303	$56,063	$764	$95,848

Net Income				17,031		17,031
Cash Dividends Declared ($.40 per share)				(5,547)		(5,547)
Proceeds From Exercise of Stock Options (Note 13)		589	(353)			236
Treasury Stock Repurchase, 315,355 shares		(4,836)				(4,836)
Change in Unrealized Gain on Securities Available For Sale, Net of Tax (Note 4)					(4,603)	(4,603)

BALANCE DECEMBER 31, 1999	$149	($10,678)	$44,950	$67,547	($3,839)	$98,129

Net Income				15,190		15,190
Cash Dividends Declared ($.40 per share)				(5,709)		(5,709)
Proceeds From Exercise of Stock Options (Note 13)		1,183	(904)			279
Tax Benefit on Stock Option Exercise			32			32
Change in Unrealized Gain on Securities Available For Sale, Net of Tax (Note 4)					6,791	6,791

BALANCE DECEMBER 31, 2000	$149	($9,495)	$44,078	$77,028	$2,952	$114,712

Net Income				22,052		22,052
Cash Dividends Declared ($.44 per share)				(6,301)		(6,301)
Cumulative effect of SFAS 133 adoption, net of tax (Note 1):
Fair value of derivatives at January 1, 2001					467	467
Reclassification of securities from HTM to AFS					(96)	(96)
Proceeds From Exercise of Stock Options (Note 13)		1,126	(479)			647
Tax Benefit on Stock Option Exercise			34			34
Increase in fair value of derivatives during period (Note 1)					742	742
Change in Unrealized Gain on Securities Available For Sale, Net of Tax (Note 4)					1,004	1,004

BALANCE DECEMBER 31, 2001	$149	($8,369)	$43,633	$92,779	$5,069	$133,261

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, and 1999

	2001	2000	1999
	(In Thousands)
Net Income	$22,052	$15,190	$17,031
Other Comprehensive Income, Net of Tax:
Cummulative effect of SFAS 133 adoption (Note 1)
Fair value of derivatives at January 1, 2001	467
Reclassification of securities from HTM to AFS on January 1, 2001	(96)
Unrealized gains/(losses) on securities available for sale	1,932	6,897	(4,581)
Less: reclassification adjustment for realized gains included in net earnings	(928)	(106)	(22)

Net change in unrealized gain/(losses) on securities available for sale	1,004	6,791	(4,603)
Increase in fair value of derivatives during the period	742

Other Comprehensive Income	2,117	6,791	(4,603)

Comprehensive Income	$24,169	$21,981	$12,428

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2001	2000	1999
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$22,052	$15,190	$17,031
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED FROM OPERATING ACTIVITIES:
Depreciation and amortization	7,586	5,600	4,544
Provision for loan losses	4,619	2,268	3,927
Deferred income taxes	534	287	75
Loans originated for resale	(116,014)	(33,699)	(51,208)
Proceeds from mortgage loan sales	115,605	33,533	51,005
Loss on sale of mortgages	409	166	203
Gain on sale of investments	(1,428)	(163)	(34)
Gain recorded from mortgage servicing rights	(163)	(345)	(560)
Other Real Estate Owned recoveries	—	—	(12)
Changes in assets and liabilities (excluding branch acquisition)	—	—	—
(Increase) decrease in other assets	(6,602)	2,841	(5,753)
Increase (decrease) in other liabilities	2,072	(8,084)	13,928

TOTAL ADJUSTMENTS	6,618	2,404	16,115

NET CASH PROVIDED FROM OPERATING ACTIVITIES	28,670	17,594	33,146

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of Securities Held to Maturity	5,880	36,086	77,286
Proceeds from maturities and/or sales of Securities Available For Sale	260,455	40,792	43,855
Purchase of Securities Held to Maturity	(46,201)	(2,761)	(22,045)
Purchase of Securities Available For Sale	(336,546)	(215,664)	(58,555)
Purchase of Federal Home Loan Bank Stock	—	—	(1,001)
Net Cash proceeds from branch acquisition	—	153,155	—
Net increase in Loans (excluding branch acquisition)	(116,097)	(23,656)	(90,188)
Proceeds from sale of Other Real Estate Owned	—	—	138
Investment in Bank Premises and Equipment (excluding branch acquisition)	(4,137)	(9,313)	(2,245)

NET CASH USED IN INVESTING ACTIVITIES	(236,646)	(21,361)	(52,755)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in Time Deposits (excluding branch acquisition)	(54,703)	25,579	33,512
Net (decrease) increase in Other Deposits (excluding branch acquisition)	147,099	45,803	4,977
Net (decrease) increase in Federal Funds Purchased and Assets Sold Under Repurchase Agreements	(9,849)	(17,341)	10,990
Net increase (decrease) in Federal Home Loan Bank Borrowings	122,710	(65,000)	(57,500)
Net (decrease) increase in Treasury Tax & Loan Notes	(827)	(2,083)	9,406
Issuance of corporation-obligated mandatorily redeemable trust preferred securities of subsidiary trust holding solely junior subordinated debentures of the Corporation	24,011	22,568	—
Proceeds from stock issuance	647	279	236
Payments for Treasury stock purchase	—	—	(4,836)
Dividends Paid	(6,150)	(5,701)	(5,706)

NET CASH PROVIDED FROM (USED IN) FINANCING ACTIVITIES	222,938	4,104	(8,921)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	14,962	337	(28,530)

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE YEAR	58,005	57,668	86,198

CASH AND CASH EQUIVALENTS AT THE END OF THE YEAR	72,967	58,005	57,668

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest on deposits and borrowings	$58,060	$54,786	$50,083
Minority Interest	5,666	5,319	2,668
Income taxes	11,292	4,338	8,094
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Cumulative effect of SFAS 133 adoption, net of tax (Note 1)	$371	—	—
Increase in fair value of derivatives, net of tax	742	—	—
Transfer of securities from HTM to AFS (Note 1)	102,801	—	—
Issuance of shares from Treasury Stock for the exercise of stock options	1,126	1,183	540
Loans transferred to OREO	—	—	126
Assets transferred to Trading from Available-For-Sale	—	—	486
Summary of Branch Acquisition:
Fair Value of net liabilities assumed	—	(190,000)	—
Net cash received	—	153,155	—

Excess of assumed liabilities over net cash received	—	36,845	—

DISCLOSURE OF ACCOUNTING POLICY:

        For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and fed funds sold and assets purchased under resale agreements. Generally, federal funds are sold for up to two week periods.

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND CONSOLIDATION

        The accompanying consolidated financial statements include the accounts of Independent Bank Corp. ("the Company") and its subsidiaries, Rockland Trust Company ("Rockland" or "the Bank") Independent Capital Trust I ("Trust I"), Independent Capital Trust II ("Trust II") and Independent Capital Trust III ("Trust III"). All material intercompany balances and transactions have been eliminated in consolidation. Certain amounts in prior year financial statements have been reclassified to conform to the current year's presentation.

NATURE OF OPERATIONS

        Independent Bank Corp. is a one-bank holding company whose primary asset is its investment in Rockland Trust Company. Rockland is a state-chartered commercial bank, which operates 51 retail branches, nine commercial lending centers, three investment management offices and three mortgage banking centers, all of which are located in the Plymouth, Barnstable, Norfolk and Bristol counties of Southeastern Massachusetts. The Company's primary source of income is from providing loans to individuals and small-to-medium sized businesses in its market area. Independent Capital Trust I, Independent Capital Trust II and Independent Capital Trust III were formed for the purposes of issuing Trust Preferred Securities and investing the proceeds of these securities in junior subordinated debentures issued by the Company.

USES OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could vary from these estimates. Material estimates that are particularly susceptible to significant changes in the near-term relate to the determination of the reserve for loan losses, and the valuation of foreclosed real estate, deferred tax assets and trading activities.

SIGNIFICANT CONCENTRATIONS OF CREDIT RISK

        Most of the Company's activities are with customers located within Massachusetts. Notes 3 and 4 discuss the types of securities in which the Company invests. Note 5 discusses the types of lending in which the Company engages. The Company believes that it does not have any significant concentrations in any one industry or customer.

CASH AND CASH EQUIVALENTS

        For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and balances due from banks, federal funds sold and securities purchased under repurchase agreements, all with original maturities of 90 days or less.

SECURITIES

        Securities that are held principally for resale in the near-term and assets placed into Rabbi Trusts used to fund certain deferred compensation arrangements by the Bank are recorded in the trading assets account at fair value with changes in fair value recorded in earnings. Interest and dividends are included in net interest income. Quoted market prices, when available, are used to determine the fair value of trading instruments. If quoted market prices are not available, then fair values are estimated using pricing models, quoted prices of instruments with similar characteristics, or discounted cash flows. At December 31, 2001 and 2000, all assets classified in the trading account relate to the Rabbi Trusts.

        Debt securities that management has the positive intent and ability to hold to maturity are classified as "held to maturity" and recorded at amortized cost. Securities not classified as held to maturity or trading, including equity securities with readily determinable fair values, are classified as "available for sale" and recorded at fair value, net of the related tax effect, with unrealized gains and losses excluded from earnings and reported in other comprehensive income.

        Purchase premiums and discounts are recognized in interest income using the effective yield method over the terms of the securities. Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. The Company evaluates individual securities that have fair values below cost for six months or longer to determine if the decline in fair value is other than temporary.

        When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on the sale. Neither the Company nor the Bank engages in the active trading of investment securities.

LOANS

        Loans are stated at their principal balance outstanding, with the exception of purchased loans, which are stated at fair value less amortized premium/discount. Interest income for commercial, real estate, and consumer loans, is accrued based upon the daily principal amount outstanding except for loans on non-accrual status. Interest income on installment loans is generally recorded based upon the level-yield method.

        Interest accruals are generally suspended on commercial or real estate loans more than 90 days past due with respect to principal or interest. When a loan is placed on non-accrual status all previously accrued and uncollected interest is reversed against current income. Interest income on non-accrual loans is recognized on a cash basis, when the ultimate collectibility of principal is no longer considered doubtful.

        Loan fees and certain direct origination costs are deferred and amortized into interest income over the expected term of the loan using the level-yield method. Net deferred fees included in loans at December 31, 2001 and December 31, 2000 were $544,000 and $704,000, respectively.

RESERVE FOR LOAN LOSSES

        The reserve for loan losses is established as losses are estimated to have occurred. Loan losses are charged against the reserve when management believes the collectibility of a loan balance is doubtful. Subsequent recoveries, if any, are credited to the reserve.

        The reserve for loan losses is evaluated on a regular basis by management. It is based upon management's systematic periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. Changes in estimates are provided currently in earnings.

        A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

        Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual, consumer, or residential loans for impairment disclosures.

LOAN SERVICING

        Servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of financial assets with servicing retained. Capitalized servicing rights are reported in other assets and are amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights by predominant characteristics, such as interest rates and terms. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Impairment is recognized through a valuation allowance for an individual stratum, to the extent that fair value is less than the capitalized amount for the stratum.

BANK PREMISES AND EQUIPMENT

        Land is carried at cost. Bank premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the lease terms or the estimated useful lives of the improvements.

OTHER REAL ESTATE OWNED

        Other real estate owned ("OREO") is comprised of real estate acquired through loan foreclosure or acceptance of a deed in lieu of foreclosure. OREO is initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Any loan balance in excess of the estimated fair value on the date of transfer is charged to the reserve for loan losses on that date. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets. Subsequent declines in value are charged to other non-interest expense.

SPECIAL CHARGES

        Special charges for the year ended December 31, 2000 totaled $3.6 million. They were comprised of three items: system conversion charges of $1.3 million; expense of $1.3 million associated with the FleetBoston Financial branch acquisition; and, as previously announced and recorded as a $1.0 million pre-tax charge in the second quarter of 2000, an unfavorable judgment entered against the Bank in Plymouth Superior Court concerning a proposed commercial loan transaction that was never consummated.

INTANGIBLE ASSETS

  Goodwill

        In connection with the acquisition of Middleboro Trust Company in January 1986, the Company allocated $3.0 million of the purchase price to goodwill. This amount is being amortized over a 20-year period using the straight-line method. The balance at December 31, 2001 is $0.6 million.

        In May 1994, Rockland purchased approximately $50 million of trust assets from the Pawtucket Trust Company. The Bank allocated $350,000 of the purchase price of this transaction to goodwill, which is being amortized over a 15-year period using the straight-line method. The balance at December 31, 2001 is $171,000.

  Unidentifiable Intangibles

        In March 1994, Rockland purchased $21.6 million of deposits from the Resolution Trust Corporation. The Bank allocated $1.6 million of the purchase price of this transaction to unidentifiable intangibles, which is being amortized over a 15-year period using the straight-line method. The balance at December 31, 2001 is $0.8 million.

        In August 2000, Rockland acquired 16 branches, $336 million of deposits and $134.3 million of loans from FleetBoston Financial. Four of these sixteen branches, acquired in a simultaneous transaction through Sovereign Bank, were originally scheduled to be sold to Sovereign as part of the divestment package which was required of Fleet by the U.S. Department of Justice. The Bank allocated $38.3 million of the purchase price to unidentifiable intangibles, which is being amortized over a 15-year period using the straight-line method. The balance at December 31, 2001 is $34.7 million.

        The Company periodically evaluates goodwill and intangible assets for impairment on the basis of whether these assets are recoverable from projected undiscounted net cash flows of the related acquired entity. See Recent Accounting Pronouncements for discussion of SFAS No.'s 141 and 142 relating to the future accounting treatment of goodwill and intangible assets.

INCOME TAXES

        Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax basis of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

INVESTMENT MANAGEMENT GROUP

        Assets held in a fiduciary or agency capacity for customers are not included in the accompanying consolidated balance sheets, as such assets are not assets of the Company. The Investment Management Group income is recorded on an accrual basis.

FINANCIAL INSTRUMENTS

        Credit related financial instruments—In the ordinary course of business, the Bank enters into commitments to extend credit. These financial instruments are recorded when they are funded.

        Derivative financial instruments—As part of asset/liability management, the Bank utilizes interest rate swap agreements, caps, or floors to hedge various exposures or to modify interest rate characteristics of various balance sheet accounts. The Bank also has commitments to fund residential mortgages with the intent to sell the mortgage upon funding.

        Swaps are accounted for on the "accrual" method. The interest component associated with the contract is recognized over the life of the contract in net income. Upon adoption of SFAS No. 133, the Company recorded the fair value of the contract as an asset/liability. Subsequent changes in fair value are recorded as an adjustment to accumulated other comprehensive income (see "Derivatives and Hedging Activities").

        When a contract is terminated the resulting gain is deferred and amortized into net interest income based upon the life of the contract and losses are recognized currently.

        Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

        From time to time, the Bank uses written put and call option strategies in which it receives a cash premium for entering into options on investment securities. These options are derivative financial instruments and are marked to fair value through non-interest income and included in Other Liabilities in the accompanying consolidated statement of financial condition. In 2001, the Bank did not enter into any options on investment securities and no option income was recognized. In 2000 and 1999 the Bank recognized option income of $50,000 and $30,000, respectively.

TRANSFERS OF FINANCIAL ASSETS

        Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

STOCK-BASED COMPENSATION

        Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation", encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company's stock option plan have no intrinsic value at the grant date, and under APB Opinion No. 25 no compensation cost is recognized for them. The Company has elected to continue with the accounting methodology in APB Opinion No. 25 and, as a result, has provided pro forma disclosures of net income and earnings per share, and other disclosures as if the fair value based method of accounting had been applied. The pro forma disclosures include the effects of all awards granted on or after January 1, 1995 and are included in Note 13.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

        Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). This statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in income unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the statement of income and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. If a derivative qualifies as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in the fair value of assets, liabilities, or firm commitments through earnings or are recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is to be immediately recognized in earnings. Also, when a hedged item or derivative is terminated, sold or matures, any remaining value would be recognized in earnings either immediately or over the remaining life of the contract.

        As of January 1, 2001, the Company had interest rate swaps that qualified as derivatives under SFAS No. 133. Interest rate swaps are used primarily by the Company to hedge certain operational exposures resulting from changes in interest rates. Such exposures result from portions of the Company's assets and liabilities that earn or pay interest at a fixed or floating rate. The Company measures the effectiveness of these hedges by modeling the impact on the exposures under various interest rate scenarios. At December 31, 2001 the Company had swaps, designated as "cash flow" hedges, with total notional values of $100.0 million. The purpose of these swaps is to hedge the variability in the cash inflows of prime based loans attributable to changes in interest rates. Under these swap agreements the Company pays a variable rate of interest tied to prime and receives a fixed rate of interest. In addition, the Company had a $25.0 million notional value swap at December 31, 2001, which was designated as a "fair value" hedge. The objective of the fair value hedge was to convert the fixed rate payments related to the trust preferred issuance to variable rate payments.

        In addition, the Company had entered into commitments to fund residential mortgage loans with the intention of selling them in the secondary markets. The Company had also entered into forward sales agreements for certain funded loans and loan commitments. The Company records unfunded commitments based upon their fair value as a charge through earnings. The Company also records the undesignated forward sales agreements at fair value with charges to earnings. When a commitment is funded, the Company designates the forward sale agreement as a hedge of the loan held for sale and records both instruments at fair value with changes recorded in earnings.

        As allowed under SFAS No. 133, the Bank reclassified $102.8 million of treasury, agency and mortgage backed securities from "held to maturity" to "available for sale" upon adoption.

        The adoption of SFAS No. 133 resulted in an increase of $371,000 in Other Comprehensive Income with no material cumulative effect on earnings as of January 1, 2001. The increase in Other Comprehensive Income was made up of two components. The fair value of the Company's swaps treated as "cash flow" hedges net of tax ($467,000 net unrealized gain) and the impact of reclassifying securities from "held to maturity" to "available for sale" ($96,000 net unrealized loss). The increase in fair value of the swaps during 2001, subsequent to the adoption, was $0.7 million net of tax, and was also recorded in Other Comprehensive Income.

RECENT ACCOUNTING PRONOUNCEMENTS

        The Financial Accounting Standards Board ("the FASB") has issued Statement of Financial Accounting Standard ("SFAS") SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS No. 140). This Statement replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", and rescinds SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." SFAS No. 140, which has subsequently been amended by FASB Technical Bulletin No. 01-1 "Effective Date for Certain Financial Institutions of Certain Provisions of Statement 140 related to Isolation of Transferred Financial Assets", provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This Statement as amended is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company does not believe the adoption will have a material impact on its financial position or results of operations.

        In June 2001 the FASB issued SFAS No. 141, "Business Combinations" (SFAS No. 141), and SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No. 141 addressed accounting for business acquisitions occurring after June 30, 2001. SFAS No. 142 addressed the method of identifying goodwill and other intangible assets acquired in a business combination and eliminated further amortization of non-SFAS No. 72 goodwill, subject to a periodic evaluation of goodwill balances for impairment. SFAS No. 142, like SFAS No. 141, took effect for transactions occurring after June 30, 2001. With respect to goodwill and intangible assets acquired prior to June 30, 2001, SFAS No. 142 is effective for the Company beginning on January 1, 2002.

        On October 17, 2001 FASB issued Action Alert No. 01-37. That Action Alert reported a conclusion reached by the FASB at its October 10, 2001 meeting regarding the application of SFAS No. 141 and SFAS No. 142 with respect to goodwill accounting for bank branch acquisitions. The conclusion set forth in the October 17th Action Alert states that paragraph 5 of SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions", applies to all acquisitions of financial institutions (or branches thereof) whether "troubled" or not, in which the fair value of the liabilities assumed exceeds the fair value of tangible and intangible assets acquired.

        The October 17th Action Alert also states that the FASB will reconsider its new guidance during future deliberations. The conclusion reached by the FASB regarding the need to continue amortization of an unidentifiable intangible asset, therefore, may be overturned at a later date. The Company, however, can give no assurance that the FASB will vary from its current position.

        The Company is assessing the impact of the adoption of SFAS No. 141 and SFAS No. 142 in view of the October 17th Action Alert. Based upon the conclusion set forth in the October 17th Action Alert, however, the Company currently anticipates that it will be required to continue recording approximately $2.6 million in annual unidentifiable intangible asset amortization, an amount primarily attributable to the Company's August 2000 acquisition of sixteen bank branches from FleetBoston Financial, unless FASB issues further guidance with respect to accounting for bank branch acquisitions. Based upon SFAS No. 141 and No. 142, however, beginning in 2002 the Company will cease amortizing approximately $761,000 in goodwill ($170,000 annually), an amount attributable to older non-branch acquisitions.

        In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002 with early adoption permitted. Management is currently assessing the impact of SFAS No. 143. The Company does not believe the adoption of this statement will have a material impact on the Company's Consolidated Financial Statements.

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and does not apply to goodwill or intangible assets that are not being amortized and certain other long-lived assets. This Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30 "Reporting Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business (as previously defined in that Opinion). This Statement also amends Accounting Research Bulletin (ARB) No. 51, "Consolidated Financial Statements", to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 with early adoption encouraged. The Company does not believe the adoption of this Statement will have a material impact on the Company's Consolidated Financial Statements.

(2)   FAIR VALUE OF FINANCIAL INSTRUMENTS

        SFAS No. 107 "Disclosures about Fair Value of Financial Instruments" (SFAS No. 107), requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value, whether or not recognized on the balance sheet. In cases where quoted fair values are not available, fair values are based upon estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument.

        The carrying amount reported on the balance sheet for cash, federal funds sold and assets purchased under resale agreements, and interest-bearing deposits approximates those assets' fair values. SFAS No. 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

        The following table reflects the book and fair value of financial instruments, including on-balance sheet and off-balance sheet instruments as of December 31, 2001 and 2000.

	2001		2000
	Book Value	Fair Value	Book Value	Fair Value
	(In Thousands)		(In Thousands)
FINANCIAL ASSETS
Cash and Due From Banks	$66,967	$66,967	$58,005	$58,005	(a)
Federal Funds Sold	6,000	6,000	—	—	(a)
Securities Held To Maturity	132,754	128,599	195,416	188,583	(b)
Securities Available For Sale	569,288	569,288	387,476	387,476	(b)
Trading Assets	1,150	1,150	479	479	(b)
Federal Home Loan Bank Stock	17,036	17,036	17,036	17,036	(c)
Net Loans	1,273,653	1,276,608	1,166,639	1,169,664	(d)
Loans Held For Sale	7,095	7,095	2,632	2,632	(b)
Mortgage Servicing Rights	1,538	1,538	1,377	1,377	(f)
Bank Owned Life Insurance	35,233	35,233	33,425	33,425	(b)
Interest Rate Swap Agreements	2,046	2,046	—	1,990	(b)
FINANCIAL LIABILITIES
Demand Deposits	378,663	378,663	336,755	336,755	(e)
Savings and Interest Checking Accounts	413,198	413,198	356,504	356,504	(e)
Money Market and Super Interest Checking Accounts	249,328	249,328	200,831	200,831	(e)
Time Deposits	540,429	542,840	595,132	597,028	(f)
Federal Funds Purchased and Assets Sold Under Repurchase Agreements	2,325	2,325	76,025	76,025	(f)
Treasury Tax and Loan Notes	6,967	6,967	7,794	7,794	(a)
Federal Home Loan Bank Borrowings	313,934	309,603	191,224	190,802	(f)
Corporation-obligated mandatorily redeemable trust preferred securities of subsidiary trust holding solely junior subordinated debentures of the Corporation	75,329	76,139	51,318	51,287	(f)
UNRECOGNIZED FINANCIAL INSTRUMENTS
Standby Letters of Credit	—	24	—	15	(g)

(a)
Book value approximates fair value due to short term nature of these instruments.
(b)
Fair value was determined based on market prices or dealer quotes.
(c)
Federal Home Loan Bank stock is redeemable at cost.
(d)
The fair value of loans was estimated by discounting anticipated future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.
(e)
Fair value is presented as equaling book value. SFAS No. 107 requires that deposits which can be withdrawn without penalty at any time be presented at such amount without regard to the inherent value of such deposits and the Bank's relationship with such depositors.
(f)
The fair value of these instruments is estimated by discounting anticipated future cash payments using rates currently available for instruments with similar remaining maturities.
(g)
The fair value of these instruments was estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of customers.

(3)  TRADING ASSETS

        Trading assets, at fair value, consist of the following:

	2001	2000
	Fair Value
	(In Thousands)
Cash equivalents	$762	$34
Marketable equity securities	388	445

Total	$1,150	$479

        The Company realized a loss on trading activities of $53,000 in 2001, $12,000 in 2000 and $15,000 in 1999.

(4)  SECURITIES

        The amortized cost, gross unrealized gains and losses, and fair value of securities held to maturity at December 31, 2001 and 2000 were as follows:

	2001				2000
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)				(In Thousands)
U.S. Treasury and U.S. Government Agency Securities	$999	$1	$0	$1,000	$21,712	$81	($374)	$21,419
Mortgage-Backed Securities	—	—	—	—	77,524	662	(596)	77,590
Collateralized Mortgage Obligations	—	—	—	—	3,563	18	(6)	3,575
State, County, and Municipal Securities	54,268	368	(1,141)	53,495	38,284	368	(565)	38,087
Corporate Debt Securities	77,487	875	(4,258)	74,104	54,333	266	(6,687)	47,912

Total	$132,754	$1,244	($5,399)	$128,599	$195,416	$1,395	($8,228)	$188,583

        The amortized cost, gross unrealized gains and losses, and fair value of securities available for sale at December 31, 2001 and 2000 were as follows:

	2001				2000
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)				(In Thousands)
U.S. Treasury and U.S. Government Agency Securities	$77,831	$1,918	($10)	$79,739	$43,965	$1,381	($104)	$45,242
Mortgage-Backed Securities	300,551	4,994	(1,374)	304,171	262,200	3,629	(551)	265,278
Collateralized Mortgage Obligations	184,284	2,441	(1,347)	185,378	76,168	1,414	(626)	76,956

Total	$562,666	$9,353	($2,731)	$569,288	$382,333	$6,424	($1,281)	$387,476

        The Bank realized gross gains of $1.4 million, $163,000 and $34,000 on the sale of available for sale securities in 2001, 2000 and 1999, respectively. There were no gross losses realized during 2001, 2000, or 1999 on the sale of securities. A schedule of the contractual maturities of securities held to maturity and securities available for sale as of December 31, 2001 is presented below.

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)		(In Thousands)
Due in one year or less	$3,589	$3,596	$8	$8
Due from one year to five years	20,616	20,759	54,502	54,503
Due from five to ten years	2,937	2,855	72,624	75,409
Due after ten years	105,612	101,389	435,532	439,368

Total	$132,754	$128,599	$562,666	$569,288

        The actual maturities of mortgage-backed securities, collateralized mortgage obligations and corporate debt securities will differ from the contractual maturities due to the ability of the issuers to prepay underlying obligations.

        As allowed under SFAS No. 133, the Bank reclassified $102.8 million of held to maturity securities to available for sale. As a result of this transfer the Company recorded $96,000 of unrealized losses, net of taxes, in accumulated other comprehensive income.

        On December 31, 2001 and 2000, investment securities carried at $222.9 million and $227.5 million, respectively, were pledged to secure public deposits, assets sold under repurchase agreements, treasury tax and loan notes, and for other purposes as required by law.

        At year-end 2001 and 2000, the Company had no investments in obligations of individual states, counties, or municipalities, which exceed 10% of stockholders' equity.

(5)  LOANS AND RESERVE FOR LOAN LOSSES

        The composition of loans at December 31, 2001 and 2000 were as follows:

	2001	2000
	(In Thousands)
Commercial	$151,287	$134,227
Real Estate—Commercial Mortgage	463,052	442,120
Real Estate—Residential Mortgage	229,123	161,675
Real Estate—Construction	47,208	45,338
Consumer—Installment	324,271	325,227
Consumer—Other	83,997	76,177

Loans	$1,298,938	$1,184,764

        In connection with the acquisition of the FleetBoston Financial and Sovereign Bank loans, the Company recorded a fair value adjustment of $0.5 million associated with the interest rates on these loans. In addition, the Company recorded a credit quality discount of $1.4 million, which reflects management's estimate of the uncollectible portion of the original amounts of such loans.

        In addition to the loans noted above, at December 31, 2001 and December 31, 2000, the Company serviced approximately $291.1 million and $259.7 million, respectively, of loans sold to investors in the secondary mortgage market and other financial institutions.

        At December 31, 2001 and 2000, loans held for sale amounted to approximately $7.1 million and $2.6 million, respectively, and are included in residential mortgages above. Prior to the adoption of SFAS No. 133 loans held for sale were valued at lower of the recorded balance or fair value. No fair value adjustments were required at December 31, 2000. Upon adoption of SFAS No. 133 the Company designates forward loan sale contracts as a fair value hedge against loans held for sale. Accordingly, loans held for sale and the forward sale agreement are recorded at fair value. This resulted in a increase in earnings of $37,000 in 2001.

        As of December 31, 2001, and 2000, the Bank's recorded investment in impaired loans and the related valuation allowance calculated under SFAS No. 114 was as follows:

	2001		2000
	Recorded Investment	Valuation Allowance	Recorded Investment	Valuation Allowance
	(In Thousands)
Impaired loans:
Valuation allowance required	$885	$471	$1,186	$427
No valuation allowance required	805	—	803	—

Total	$1,690	$471	$1,989	$427

        The valuation allowance is included in the reserve for loan losses on the consolidated balance sheet. The average recorded investment in impaired loans for the years ended December 31, 2001 and 2000 was $2.1 million and $1.8 million, respectively. Interest payments received on impaired loans are recorded as interest income unless collection of the remaining recorded investment is doubtful, at which time payments received are recorded as reductions of principal. The Bank recognized interest income on impaired loans of approximately $62,000, $68,000 and $56,000 for the years ended December 31, 2001, 2000 and 1999, respectively. At December 31, 2001, the Bank had $0.5 million of restructured loans.

        At December 31, 2001 and 2000, accruing loans 90 days or more past due totaled $509,000 and $204,000, respectively, and non-accruing loans totaled $2.5 million and $4.2 million respectively. Troubled debt restructurings were $503,000 and $657,000 at December 31, 2001 and 2000, respectively, and were included in impaired loans. Gross interest income that would have been recognized for the years ended December 31, 2001, 2000 and 1999, if non-performing loans at the respective dates had been performing in accordance with their original terms approximated $306,000, $346,000, and $375,000, respectively. The actual amount of interest that was collected on these loans during each of those periods and included in interest income was approximately $26,000, $21,000, and $50,000, respectively.

        The aggregate amount of loans in excess of $60,000 outstanding to directors, principal officers, and principal security holders at December 31, 2001 and 2000 and for the years then ended is as follows:

(In Thousands)
Balance, January 1, 2000	$12,673

New loans	29,772
Loan repayments	28,431

Balance, December 31, 2000	$14,014

New loans	48,229
Loan repayments	47,170

Balance, December 31, 2001	$15,073

        All such loans were made in the ordinary course of business on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other persons, and do not involve more than the normal risk of collectibility or present other unfavorable features.

        An analysis of the total reserves for loan losses for each of the three years in the period ended December 31, 2001 is as follows:

	2001	2000	1999
	(In Thousands)
Reserve for loan losses, beginning of year	$15,493	$14,958	$13,695
Loans charged off	(2,725)	(2,576)	(3,970)
Recoveries on loans previously charged off	803	843	1,306

Net charge-offs	(1,922)	(1,733)	(2,664)
Provision charged to expense	4,619	2,268	3,927

Reserve for loan losses, end of year	18,190	15,493	14,958
Credit quality discount on acquired loans	810	1,375	—

Total reserves available for loan losses, end of year	$19,000	$16,868	$14,958

        Allocated reserves for loan losses are determined using both a formula-based approach applied to groups of loans and an analysis of certain individual loans for impairment.

        The formula-based approach evaluates groups of loans to determine the allocation appropriate within each portfolio segment. Individual loans within the commercial & industrial, real estate—commercial and real estate—construction loan portfolio segments are assigned internal risk ratings to group them with other loans possessing similar credit risk characteristics. The level of reserve allocable to each group of risk-rated loans is then determined by management applying a loss factor that estimates the amount of probable loss in each category. The assigned loss factor for each risk rating is a formula-based assessment of historical loss data, portfolio characteristics, economic trends, overall market conditions, past experience, and management's analysis of considerations of probable loan loss based on these factors.

        A similar formula-based approach, using a point-in-time credit grade distribution, was recently developed for the consumer—installment segment of the loan portfolio and employed for the first time in 2001. This new method was developed in response to the significance of the balance of this segment of the portfolio and the seasoning of this segment of the portfolio has allowed for a more analytical overview of its inherent risk characteristics. This new method has been combined with subjective factors, which reflect changing environmental conditions in the consumer—installment loan market. The result of this analytical approach was an increase in the reserve allocation for installment loans to $2.9 million at December 31, 2001, compared with $1.7 million at December 31, 2000.

        Allocations for residential real estate and other consumer loan categories are principally determined by applying loss factors that represent management's estimate of inherent losses in those categories. In each segment, inherent losses are estimated, based on a formula-based assessment of historical loss data, portfolio characteristics, economic trends, overall market conditions, past loan loss experience, and management's subjective analysis of considerations of probable loan loss based on these factors.

        The other method used to allocate the reserve for loan losses entails the assignment of reserve amounts to individual loans on the basis of loan impairment. Certain loans are evaluated individually and are judged to be impaired when management believes it is probable that the Bank will not collect all of the contractual interest and principal payments as scheduled in the loan agreement. Under this method loans are selected for evaluation based on a change in internal risk rating, occurrence of delinquency, loan classification or non-accrual status. A specific reserve amount is allocated to an individual loan when such loan has been deemed impaired and when the amount of a probable loss is estimable on the basis of: fair value of collateral, present value of anticipated future cash flows or the loans observable market price. Loans with a specific reserve and the amount of such reserve totaled $753,000 and $404,000 at December 31, 2001, respectively.

        A portion of the reserve for loan loss is not allocated to any specific segment of the loan portfolio. This non-specific reserve is maintained for two primary reasons: there exists an inherent subjectivity and imprecision to the analytical processes employed and the prevailing business environment, as it is affected by changing economic conditions and various external factors, which may impact the portfolio in ways currently unforeseen. Moreover, management has identified certain risk factors, which could impact the degree of loss sustained within the portfolio. These include: market risk factors, such as the effects of economic variability on the entire portfolio, and unique portfolio risk factors that are inherent characteristics of the Bank's loan portfolio. Market risk factors may consist of changes to general economic and business conditions that may impact the Bank's loan portfolio customer base in terms of ability to repay and that may result in changes in value of underlying collateral. Unique portfolio risk factors may include industry concentration or covariant industry concentrations, geographic concentrations, or trends that may exacerbate losses resulting from economic events which the Bank may not be able to fully diversify out of its portfolio.

        Due to the imprecise nature of the loan loss estimation process and ever changing conditions, these risk attributes may not be adequately captured in data related to the formula-based loan loss components used to determine allocations in the Bank's analysis of the adequacy of the reserve for loan losses. Management, therefore, has established and maintains a non-specific reserve for loan losses. The amount of this measurement imprecision allocation was $3.0 million at December 31, 2001, compared to $2.6 million at December 31, 2000.

        Management increased the measurement imprecision allocation by approximately $0.4 million to $3.0 million at December 31, 2001 primarily based upon concerns over how the overall weakening of the national economy may affect borrowers in its loan portfolio. As 2001 drew to a close, empirical evidence indicated that the nation had entered into a recession. Through December 31, 2001, however, the national economic slowdown had not yet had a significant effect on the overall credit quality or incidence of default within the Bank's loan portfolio. Management, nonetheless, increased the measurement imprecision allocation of the loan loss reserve by $0.4 million, as of December 31, 2001, based upon its belief that some of the Bank's customer base may lag behind larger national firms with respect to the effects of a recession.

        As of December 31, 2001, the reserve for loan losses totaled $18.2 million as compared to $15.5 million at December 31, 2000. Based on the processes described above, management believes that the level of the reserve for loan losses at December 31, 2001 is adequate. The credit quality discount was $0.8 million and $1.4 million for the year-end December 31, 2001 and 2000, respectively.

(6)  BANK PREMISES AND EQUIPMENT

        Bank premises and equipment at December 31, 2001 and 2000 were as follows:

	2001	2000	Estimated Useful Life
	(In Thousands)		(In Years)
Cost:
Land	$3,011	$2,711	N/A
Bank Premises	24,222	23,564	39
Leasehold Improvements	7,718	7,750	5 - 15
Furniture and Equipment	31,806	30,598	3 - 7

Total Cost	66,757	64,623

Accumulated Depreciation	(36,838)	(34,256)

Net Bank Premises and Equipment	$29,919	$30,367

        Depreciation and amortization expense related to bank premises and equipment was $4.6 million in 2001, $3.9 million in 2000 and $3.4 million in 1999.

(7)  DEPOSITS

        The following is a summary of original maturities of time deposits as of December 31, 2001:

Year	Balance of Time Deposits Maturing
(In Thousands)
2002	$463,925
2003	69,754
2004	6,609
2005	141

Total	$540,429

(8)  BORROWINGS

        Short-term borrowings consist of federal funds purchased, assets sold under repurchase agreements, and treasury tax and loan notes. Information on the amounts outstanding and interest rates of short-term borrowings for each of the three years in the period ended December 31 are as follows:

	2001	2000	1999
	(In Thousands)
Balance outstanding at end of year	$73,143	$83,819	$103,243
Average daily balance outstanding	76,314	106,973	88,215
Maximum balance outstanding at any month end	90,046	140,162	103,248
Weighted average interest rate for the year	2.94%	5.26%	4.83%
Weighted average interest rate at end of year	1.27%	5.15%	4.86%

        The Bank has established two federal funds lines. Borrowings under these lines are classified as federal funds purchased. The Company has established five repurchase agreements with major brokerage firms. Borrowings under these agreements are classified as assets sold under repurchase agreements. At December 31, 2001, the Bank had no advances outstanding under these lines, while at December 31, 2000, there was $19.7 million outstanding. The Bank also utilizes customer repurchase agreements as an additional source of funds. The balance outstanding was $63.9 million and $51.8 million at December 31, 2001 and 2000, respectively.

        Federal Home Loan Bank ("FHLB") borrowings are collateralized by a blanket pledge agreement on the Bank's FHLB stock, certain qualified investment securities, deposits at the Federal Home Loan Bank, and residential mortgages held in the Bank's portfolio. The Bank's borrowing capacity at the Federal Home Loan Bank was approximately $634 million at December 31, 2001. A schedule of the maturity distribution of FHLB advances with the weighted average interest rates at December 31, 2001 and 2000 follows:

	2001		2000
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars In Thousands)
Due in one year or less	$71,224	2.93%	$65,000	6.43%
Due in greater than one year to five years	98,306	5.45%	66,224	5.93%
Due in greater than five years	144,404	4.78%	60,000	5.04%

	$313,934	4.59%	$191,224	5.82%

(9)  EARNINGS PER SHARE

        Earnings per share consisted of the following components for 2001, 2000 and 1999:

	Net Income			Weighted Average Shares			Net Income Per Share
	2001	2000	1999	2001	2000	1999	2001	2000	1999
	(In Thousands, Except Per Share Data)
Basic EPS	$22,052	$15,190	$17,031	14,290	14,238	14,214	$1.54	$1.07	$1.20
Effect of dilutive Securities	—	—	—	155	67	152	0.01	0.01	0.01

Diluted EPS	$22,052	$15,190	$17,031	14,445	14,305	14,366	$1.53	$1.06	$1.19

        Options to purchase 104,641, 352,148, and 248,395 shares of common stock as of December 31, 2001, 2000, and 1999, respectively, were excluded from the calculation of diluted EPS because the options' exercise price was greater than the average market price of the common shares for the year and their inclusion would have been anti-dilutive.

(10) INCOME TAXES

        The provision for income taxes is comprised of the following components:

	Years Ended December
	2001	2000	1999
	(In Thousands)
Current Provision
Federal	$9,461	$5,934	$6,419
State	490	193	1,051

TOTAL CURRENT PROVISION	9,951	6,127	7,470

Deferred Provision (Benefit)
Federal	394	278	391
State	140	9	(285)
Change in Valuation Allowance	0	0	(31)

TOTAL DEFERRED PROVISION	534	287	75
TOTAL PROVISION	$10,485	$6,414	$7,545

        The income tax provision shown in the consolidated statements of income differs from the expected amount, determined by applying the statutory federal tax rate of 35% to income before income taxes. The following summary reconciles the differences between these amounts.

	Years Ended December
	2001	2000	1999
	(In Thousands)
Computed statutory federal income tax provision	$11,388	$7,561	$8,602
Nontaxable interest, net	(673)	(742)	(662)
State taxes, net of federal tax benefit	409	131	498
Low-income housing credits	(214)	(214)	(161)
Bank Owned Life Insurance	(633)	(597)	(563)
Change in valuation allowance	0	0	(31)
Other, net	208	275	(138)

TOTAL PROVISION	$10,485	$6,414	$7,545

        The net deferred tax liability that is included in other liabilities amounted to approximately $2.5 million and $0.7 million at December 31, 2001 and 2000, respectively. The tax-effected components of the net deferred tax liability at December 31, 2001 and 2000 are as follows:

	Years Ended December
	2001	2000
	(In Thousands)
Reserve for loan losses	$6,159	$5,293
Tax depreciation	475	994
Mark to market adjustment	(6,479)	(5,224)
Accrued expenses not deducted for tax purposes	919	767
Deferred income	(9)	19
State taxes	202	342
Securities and derivatives fair value adjustment	(3,502)	(2,182)
Other, net	(313)	(702)

TOTAL DEFERRED TAX (LIABILITY) ASSET	$(2,548)	$(693)

(11) EMPLOYEE BENEFITS

PENSION

        The Bank has a noncontributory pension plan that covers substantially all employees of the Bank. The plan provides pension benefits that are based upon the employee's highest base annual salary during five consecutive years of employment. The Bank's funding policy, prior to January 1, 1997 was to contribute an amount within the range permitted by applicable regulations on an annual basis. In 1997, the Bank's pension plan joined a multiple employer structure under the Financial Institutions Retirement Fund ("the Fund"). All plan assets were contributed to the Fund. The Bank records required contributions as pension expense. No contributions were required in 2001, 2000 or 1999.

POST-RETIREMENT BENEFITS

        Employees retiring from the Bank on or after attaining age 65 and who have rendered at least 10 years of continuous service to the Bank are entitled to have a portion of the premium for post-retirement health care benefits and a $5,000 death benefit paid by the Bank. These benefits are subject to deductibles, co-payment provisions and other limitations. The Bank may amend or change these benefits periodically.

        Effective January 1, 1993, the Company adopted SFAS No. 106, "Employers' Accounting for Post-Retirement Benefits Other Than Pensions," which requires the recognition of post-retirement benefits over the service lives of the employees rather than on a cash basis. The Bank elected to recognize its accumulated benefit obligation of approximately $678,000 at January 1, 1993 prospectively on a straight-line basis over the average life expectancy of current retirees, which is anticipated to be less than 20 years.

        Post-retirement benefit expense was $152,000, $79,000 and $107,000 in 2001, 2000 and 1999, respectively. The total cost of all post-retirement benefits charged to income was $200,000, $148,000 and $73,000 in 2001, 2000, and 1999, respectively. The increase in 2001 is attributable to the plan amendment, which changed the eligibility requirement for medical benefits from age 65 with 20 years of service to age 65 with 10 years of service.

        The following table illustrates the status of the post-retirement benefit plan at December 31 for the years presented:

	Post-Retirement Benefits
	2001	2000	1999
	(Dollar Amounts In Thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$640	$770	$774
Service cost	53	14	14
Interest cost	60	43	53
Other	253	(110)	0
Benefits paid	(79)	(77)	(71)

Benefit obligation at end of year	927	640	770

Funded Status	(927)	(640)	(770)
Unrecognized net actuarial gain	0	(143)	(45)
Unrecognized net transition liability	368	401	435
Unrecognized prior service cost	103	—	—

Accrued benefit cost	$(456)	$(382)	$(380)

Weighted-average assumptions
Discount rate	7.00%	7.00%	7.00%
Expected return on plan assets	—	—	—
Rate of compensation increase	—	—	—
Components of net periodic benefit cost
Service cost	$53	$14	$14
Interest cost	59	43	53
Expected return on plan assets	—	—	—
Amortization of transition obligation	34	34	34
Amortization of prior service cost	6	—	—
Recognized net actuarial (gain) loss	0	(12)	6

Net periodic benefit cost	$152	$79	$107

OTHER EMPLOYEE BENEFITS

        In 1994, the Bank implemented an incentive compensation plan in which senior management, officers, and non-officer employees are eligible to participate at varying levels. The plan provides for awards based upon the attainment of a combination of Bank, divisional, and individual performance objectives. The expense for this plan amounted to $2.6 million, $1.6 million and $1.4 million in 2001, 2000 and 1999, respectively.

        Also, in 1994, the Bank amended its Profit Sharing Plan by converting it to an Employee Savings Plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Employee Savings Plan, participating employees may defer a portion of their pre-tax earnings, not to exceed the Internal Revenue Service annual contribution limits. The Bank matches 50% of each employee's contributions up to 6% of the employee's earnings. In 2001, 2000 and 1999, the expense for this plan amounted to $526,000, $452,000 and $393,000, respectively.

        In 1998 and 1999 the Bank entered into agreements to provide post-retirement benefits to two executive officers. The Bank has established and funded Rabbi Trusts to aid in its accumulation of amounts necessary to satisfy the contractual liability to pay such benefits. These agreements provide for the Bank to pay all benefits thereunder from its general assets, and the establishments of these trust funds does not reduce or otherwise affect the Bank's continuing liability to pay benefits from such assets except that the Bank's liability shall be offset by actual benefit payments made from the Trusts. The related trust assets totaled $1,150,000 and $479,000 at December 31, 2001 and 2000, respectively. The liability associated with these agreements is being recorded over the remaining service period of the executive officers. At December 31, 2001 and 2000 the Bank's liability was $660,000 and $388,000, respectively. The amount of expense recognized related to this plan amounted to $272,000 in 2001 and 2000 and $92,000 in 1999.

        The Bank maintains a supplemental retirement plan for six current and two former executive officers. In connection with this plan, the Bank has purchased split dollar life insurance policies for each of the individuals. The Bank's cash surrender value of the insurance policies as of December 31, 2001 and 2000 was $2.4 million and $2.0 million respectively. The impact of this plan on the income statement was an expense of $45,000 in 2001 and $10,000 in 2000 and a benefit of $57,000 for 1999.

        In 1998, the Bank purchased $30.0 million of Bank Owned Life Insurance. The value of this life insurance was $35.2 million and $33.4 million at December 31, 2001 and 2000, respectively, and were recorded in other assets. The Bank recorded income from Bank Owned Life Insurance of $1.8 million, $1.7 million and $1.6 million in 2001, 2000 and 1999, respectively.

(12) OTHER NON-INTEREST EXPENSES

        Included in other non-interest expenses for each of the three years in the period ended December 31, 2001, 2000 and 1999 were the following:

	2001	2000	1999
	(In Thousands)
Advertising	$1,598	$1,549	$1,197
Consulting fees	1,246	704	732
Legal fees—loan collection	201	511	357
Legal fees—other	334	725	284
FDIC assessment	294	272	140
Office supplies and printing	828	788	457
Postage expense	1,045	765	679
Telephone expense	1,752	1,330	785
Other non-interest expenses	8,420	6,519	5,674

Total	$15,718	$13,163	$10,305

(13) COMMON STOCK PURCHASE AND OPTION PLANS

        The Company maintains a Dividend Reinvestment and Stock Purchase Plan. Under the terms of the plan, stockholders may elect to have cash dividends reinvested in newly issued shares of common stock at a 5% discount from the market price on the date of the dividend payment. Stockholders also have the option of purchasing additional new shares, at the full market price, up to the aggregate amount of dividends payable to the stockholder during the calendar year.

        The Company has three stock option plans; the Amended and Restated 1987 Incentive Stock Option Plan ("The 1987 Plan"), the 1996 Non-employee Directors' Stock Option Plan ("The 1996 Plan") and the 1997 Employee Stock Option Plan ("The 1997 Plan"). The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with

SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

		2001	2000	1999
Net Income:	As Reported (000's)	$22,052	$15,190	$17,031
	Pro Forma (000's)	$21,757	$14,974	$16,809
Basic EPS:	As Reported	$1.54	$1.07	$1.20
	Pro Forma	$1.52	$1.05	$1.18
Diluted EPS:	As Reported	$1.53	$1.06	$1.19
	Pro Forma	$1.51	$1.05	$1.17

        Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

        The Company may grant options for up to 1,100,000, 300,000 and 800,000 shares under the 1997, 1996 and 1987 plans respectively. The Company has cumulatively granted options from each plan, net of cancellations, on 564,452, 167,000 and 586,813 shares, respectively, through December 31, 2001.

        No shares were available for grant under the 1987 Plan due to the plan's expiration in 1997. Under each plan the option exercise price equals the market price on date of grant. All options vest between six months and two years and all expire between 2001 and 2011.

        A summary of the status of the Company's three stock option plans at December 31, 2001 and December 31, 2000 and changes during the years then ended is presented in the table and narrative below:

	2001		2000		1999
	Shares	Wtd Avg. Ex. Price	Shares	Wtd Avg. Ex. Price	Shares	Wtd Avg. Ex. Price
Balance, January 1	678,027	$12.48	683,561	$11.73	610,457	$11.40
Granted	157,350	$19.68	161,525	$11.86	152,000	$12.55
Exercised	(77,064)	$9.38	(105,459)	$5.64	(37,530)	$6.27
Canceled	(8,723)	$12.07	(61,600)	$14.35	(41,366)	$14.76

Balance, December 31	749,590	$14.31	678,027	$12.48	683,561	$11.73

Exercisable at December 31	500,191		444,919		466,192

Weighted average fair value of options granted		$5.42		$3.08		$2.70

        At December 31, 2001, 131,282 of the 749,590 options outstanding have exercise prices between $7.31 and $9.38, with a weighted average exercise price of $8.34 and a weighted average remaining contractual life of 4.47 years. Of these options, 131,282 are exercisable; their weighted average exercise price is $8.34. In addition, 300,758 options have exercise prices between $10.25 and $15.10, with a weighted average exercise price of $12.21 and a weighted average remaining contractual life of 8.34 years. Of these options, 194,709 are exercisable; their weighted average exercise price is $12.30. The remaining 317,550 options have exercise prices between $17.25 and $20.13, with a weighted average exercise price of $18.77 and a weighted average remaining contractual life of 8.05 years. Of these options, 174,200 are exercisable; their weighted average exercise price is $17.66.

        The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants under the 1997 and 1996 plans:

		1997 Plan	1996 Plan
Risk Free Interest Rate	2001	4.45%	4.98%
	2000	4.94%	6.27%
	1999	6.33%	5.02%
Expected Dividend Yields	2001	2.34%	3.12%
	2000	3.36%	3.48%
	1999	3.22%	2.99%
Expected Lives	2001	4 years	4 years
	2000	4 years	4 years
	1999	4 years	4 years
Expected Volatility	2001	35%	35%
	2000	35%	35%
	1999	25%	25%

(14) COMMITMENTS AND CONTINGENCIES

FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

        The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments involve, to varying degrees, elements of credit and interest rate risk in excess of amounts recognized in the consolidated balance sheets. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

        Off-balance sheet financial instruments whose contractual amounts present credit risk include the following at December 31, 2001 and 2000.

	2001	2000
	(In Thousands)
Commitments to extend credit:
Fixed Rate	$22,850	$32,092
Adjustable Rate	18,015	10,705
Unused portion of existing credit lines	214,196	189,662
Unadvanced construction loans	24,962	25,214
Standby letters of credit	8,314	6,496
Interest rate swaps—notional value	125,000	110,000

        The Company's exposure to credit loss in the event of non-performance by the other party for commitments to extend credit and standby letters of credit is represented by the contractual amounts of those instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. The Bank evaluates each customer's creditworthiness on an individual basis. The amount of collateral obtained upon extension of the credit is based upon management's credit evaluation of the customer. Collateral varies but may include accounts receivable; inventory; property, plant and equipment and income-producing commercial real estate. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

        Standby letters of credit are conditional commitments issued by the Bank to guarantee performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The collateral supporting those commitments is essentially the same as for other commitments. Most guarantees extend for one year.

        As a component of its asset/liability management activities intended to control interest rate exposure, the Bank has entered into certain off-balance sheet hedging transactions. Interest rate swap agreements represent transactions, which involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal amounts. The weighted average fixed payment rates received were 7.61% and 7.81% at December 31, 2001 and 2000, respectively, while the weighted average rates of variable interest payments paid were 4.31% and 7.34% at December 31, 2001 and 2000, respectively. As a result of these interest rate swaps, the Bank realized income of $1.7 million, $0.4 million and $0.1 million for the years ended December 31, 2001, 2000 and 1999, respectively. There was no impact on income as a result of hedge ineffectiveness associated with interest rate swaps.

        Entering into interest rate swap agreements involves both the credit risk of dealing with counterparties and their ability to meet the terms of the contracts and interest rate risk. While notional principal amounts are generally used to express the volume of these transactions, the amounts potentially subject to credit risk are small due to the structure of the agreements. The Bank is a direct party to these agreements that provide for net settlement between the Bank and the counterparty on a monthly, quarterly or semiannual basis. Should the counterparty fail to honor the agreement, the Bank's credit exposure is limited to the net settlement amount. The Bank had net receivables on interest rate swaps of $1.3 million and $1.6 million at December 31, 2001 and 2000, respectively.

LEASES

        The Company leased equipment, office space and certain branch locations under non-cancelable operating leases. The following is a schedule of minimum future lease commitments under such leases as of December 31, 2001:

Year	Lease Commitments
(In Thousands)
2002	$2,432
2003	2,430
2004	2,314
2005	1,978
2006	1,616
Thereafter	7,566

Total future minimum rentals	$18,336

        Rent expense incurred under operating leases was approximately $2.5 million in 2001, $2.1 million in 2000 and $1.7 million in 1999. Renewal options ranging from 3 to 10 years exist for several of these leases. The Company has entered into lease agreements with related third parties on substantially the same terms as those prevailing at the time for comparable transactions with unrelated parties. Rent expense incurred under related party leases was approximately $0.6 million in 2001 and 2000 and $0.5 million in 1999.

OTHER CONTINGENCIES

        At December 31, 2001, there were lawsuits pending that arose in the ordinary course of business. Management has reviewed these actions with legal counsel and has taken into consideration the view of counsel as to the outcome of the litigation. In the opinion of management, final disposition of these lawsuits is not expected to have a material adverse effect on the Company's financial position or results of operations.

        The Bank is required to maintain certain reserve requirements of vault cash and/or deposits with the Federal Reserve Bank of Boston. The amount of this reserve requirement included in cash and due from banks, was $4.5 million and $33.0 million at December 31, 2001 and 2000, respectively.

        On October 16, 2001 and October 1, 2001, the Company entered into master commitments to deliver or sell $25.0 million (of which $12.5 million is mandatory) and $40.0 million (all of which is optional) of residential mortgage loans to federal agencies on or before September 30, 2002. As of December 31, 2001, the unfulfilled portion that remained to be delivered under the $25.0 million commitment was approximately $7.3 million. The unfulfilled portion under the $40.0 million was approximately $22.6 million.

(15) CORPORATION-OBLIGATED MANDATORILY REDEEMABLE TRUST PREFERRED SECURITIES

        In 1997, Independent Capital Trust I was formed for the purpose of issuing trust preferred securities (the "Trust I Preferred Securities") and investing the proceeds of the sale of these securities in $29.64 million of 9.28% junior subordinated debentures issued by the Company. A total of $28.75 million of 9.28% Trust I Preferred Securities were issued by Trust I and are scheduled to mature in 2027, callable at the option of the Company on or after May 19, 2002. Distributions on these securities are payable quarterly in arrears on the last day of March, June, September and December, such distributions can be deferred at the option of the Company for up to five years. The Trust I Preferred Securities can be prepaid in whole or in part on or after May 19, 2002 at a redemption price equal to $25 per Trust I Preferred Security plus accumulated but unpaid distributions thereon to the date of the redemption. In 1997, Trust I also issued $0.9 million in common stock to the Company.

        In 2000, Independent Capital Trust II was formed for the purpose of issuing trust preferred securities (the "Trust II Preferred Securities") and investing the proceeds of the sale of these securities in $25.8 million of 11% junior subordinated debentures issued by the Company. A total of $25 million of 11% Trust II Preferred Securities were issued by Trust II and are scheduled to mature in 2030, callable at the option of the Company on or after January 31, 2002. Distributions on these securities are payable quarterly in arrears on the last day of March, June, September and December, such distributions can be deferred at the option of the Company for up to five years. The Trust II Preferred Securities can be prepaid in whole or in part on or after January 31, 2002 at a redemption price of $25 per Trust II Preferred Security plus accumulated but unpaid distributions thereon to the date of the redemption. In 2000, Trust II also issued $0.8 million in common stock to the Company.

        On December 11, 2001 Independent Capital Trust III was formed for the purpose of issuing trust preferred securities (the "Trust III Preferred Securities") and investing the proceeds of the sale of these securities in $25.8 million of 8.625% junior subordinated debentures issued by the Company. A total of $25 million of 8.625% Trust III Preferred Securities were issued by Trust III and are scheduled to mature in 2031, callable at the option of the Company on or after December 31, 2006. Distributions on these securities are payable quarterly in arrears on the last day of March, June, September and December, such distributions can be deferred at the option of the Company for up to five years. The Trust III Preferred Securities can be prepaid in whole or in part on or after December 31, 2006 at a redemption price equal to $25 per Trust III Preferred Security plus accumulated but unpaid distributions thereon to the date of the redemption. On December 11, 2001, Trust III also issued $0.8 million in common stock to the Company.

        The trust preferred securities collectively (Trust I, Trust II and Trust III Preferred Securities), are presented in the consolidated balance sheets of the Company entitled " Corporation-Obligated Mandatorily Redeemable Trust Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures of the Corporation." The Company records distributions payable on the trust preferred securities as a Minority Interest Expense in its consolidated statements of income. In 2001, 2000 and 1999, the Company paid $5.7 million, $5.3 million and $2.7 million, respectively, of trust preferred security distributions. The cost of issuance of the trust preferred securities are being amortized over the life of the securities on a straight-line basis. Additional costs associated with issuance are added on a periodic basis. The amortized costs and the amortization for the years ended December 31, 2001, 2000 and 1999, as well as the costs at issuance were as follows:

ISSUANCE COSTS
(Dollars in Thousands)

	2001		2000		1999		Balance At Issuance
	Balance	Amortization	Balance	Amortization	Balance	Amortization
Trust I	$1,207	$81	$1,254	$72	$1,301	$72	$1,420
Trust II	1,139	44	1,178	58	—	—	1,230
Trust III	1,075	3	—	—	—	—	1,077

	$3,421	$128	$2,432	$130	$1,301	$72	$3,727

        The Company unconditionally guarantees all of Trust I, Trust II, and Trust III obligations under the trust preferred securities.

(16) REGULATORY CAPITAL REQUIREMENTS

        The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company's and the Bank's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

        Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2001 that the Company and the Bank met all capital adequacy requirements to which they are subject.

        As of December 31, 2001, the most recent notification from the Federal Deposit Insurance Corporation, and the Commonwealth of Massachusetts relating to the Bank, categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized an insured depository institution must maintain minimum Total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

        The Company's and the Bank's actual capital amounts and ratios are also presented in the table.

								To Be Well Capitalized Under Prompt Corrective Action Provisions
				For Capital Adequacy Purposes
	Actual
As of December 31, 2001:
	Amount	Ratio		Amount		Ratio		Amount		Ratio
	(Dollars In Thousands)
Company: (consolidated)
Total capital (to risk weighted assets)	$188,846	12.96%	>	$116,572	>	8.0%		N/A		N/A
Tier 1 capital (to risk weighted assets)	134,671	9.24	>	58,286	>	4.0		N/A		N/A
Tier 1 capital (to average assets)	134,671	6.31	>	86,868	>	4.0		N/A		N/A
Bank:
Total capital (to risk weighted assets)	$157,893	10.84%	>	$116,525	>	8.0%	>	$145,656	>	10.0%
Tier 1 capital (to risk weighted assets)	139,740	9.59	>	58,262	>	4.0	>	87,394	>	6.0
Tier 1 capital (to average assets)	139,740	6.55	>	85,274	>	4.0	>	106,592	>	5.0
As of December 31, 2000:
Company: (consolidated)
Total capital (to risk weighted assets)	$141,864	10.97%	>	$103,478	>	8.0%		N/A		N/A
Tier 1 capital (to risk weighted assets)	109,946	8.50	>	51,739	>	4.0		N/A		N/A
Tier 1 capital (to average assets)	109,946	5.86	>	75,070	>	4.0		N/A		N/A
Bank:
Total capital (to risk weighted assets)	$138,713	10.70%	>	$103,727	>	8.0%	>	$129,658	>	10.0%
Tier 1 capital (to risk weighted assets)	123,257	9.51	>	51,863	>	4.0	>	77,795	>	6.0
Tier 1 capital (to average assets)	123,257	6.57	>	75,068	>	4.0	>	93,835	>	5.0

(17) SEGMENT REPORTING

        The Company has identified its reportable operating business segment as community banking, based on how the business is strategically managed. The Company's community banking business segment consists of commercial banking, retail banking and investment management. The community banking business segment is managed as a single strategic unit which derives its revenues from a wide range of banking services, including lending activities, acceptance of demand, savings and time deposits, trust and investment management and mortgage servicing income from investors. The Company does not have a single external customer from which it derives ten percent or more of its revenues and operates in Southeastern Massachusetts.

        Non-reportable operating segments of the Company's operations that do not have similar characteristics to the community banking operations and do not meet the quantitative thresholds requiring disclosure, are included in the Other category in the disclosure of business segments below. These non-reportable segments include the Parent Company (Note19), Independent Capital Trust I, Independent Capital Trust II and Independent Capital Trust III financial information (Note15).

        Information about reportable segments, and reconciliation of such information to the consolidated financial statements as of and for the years ended December 31, follows:

	Community Banking	Other	Elimination	Consolidated
December 31, 2001
Net Interest Income	$90,494	$97	$—	$90,591
Non-Interest Income	21,278	25,669	(25,669)	21,278
Net Income	25,498	22,223	(25,669)	22,052
Total Assets	2,198,597	295,018	(294,427)	2,199,188
	Community Banking	Other	Elimination	Consolidated
December 31, 2000
Net Interest Income	$70,689	$1,458	$—	$72,147
Non-Interest Income	16,418	18,021	(18,021)	16,418
Net Income	17,861	15,350	(18,021)	15,190
Total Assets	1,949,239	224,817	(224,080)	1,949,976
	Community Banking	Other	Elimination	Consolidated
December 31, 1999
Net Interest Income	$61,086	$742	$—	$61,828
Non-Interest Income	14,792	18,890	(18,889)	14,793
Net Income	18,806	17,114	(18,889)	17,031
Total Assets	1,586,797	158,841	(155,582)	1,590,056

Non-eliminating amounts included in the Other categories are as follows:

	2001	2000	1999
Net Interest Income
Parent Company	$(5,612)	$(3,892)	$(2,009)
Independent Capital Trust I	2,751	2,751	2,751
Independent Capital Trust II	2,835	2,599	—
Independent Capital Trust III	123	—	—

Total Net Interest Income	$97	$1,458	$742

Parent Company operating expenses, net of miscellaneous income	$25,475	$17,831	$18,634
Income Taxes not allocated to segments Parent Company	$(2,316)	$(1,380)	$(406)

        The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before income taxes not including nonrecurring gains or losses.

        The Company derives a majority of its revenues from interest income and the chief operating decision-maker relies primarily on net interest revenue to assess the performance of the segment and make decisions about resources to be allocated to the segment. Therefore, the segment is reported above using net interest income.

(18) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2001	2000	2001	2000	2001	2000	2001	2000
	(Dollars in Thousands, Except Share and Per Share Data)
INTEREST INCOME	$35,708	$29,288	$35,669	$30,012	$36,973	$32,943	$36,719	$35,323
INTEREST EXPENSE	15,410	12,750	14,095	13,172	13,285	14,283	11,688	15,214

NET INTEREST INCOME	$20,298	$16,538	$21,574	$16,840	$23,688	$18,660	$25,031	$20,109

PROVISION FOR LOAN LOSSES	650	717	864	451	1,273	450	1,832	650
NON-INTEREST INCOME	4,441	3,582	5,215	3,898	4,742	4,421	5,452	4,354
NET GAIN ON SECURITIES	1,149	51	53	112	226	—	—	—
NON-INTEREST EXPENSES	16,018	12,227	17,425	12,791	17,906	15,223	17,698	15,523
SPECIAL CHARGES	—	—	—	2,998	—	545	—	65
MINORITY INTEREST	1,383	1,149	1,383	1,391	1,391	1,390	1,509	1,390
PROVISION FOR INCOME TAXES	2,460	1,847	2,251	979	2,619	1,587	3,155	2,002

NET INCOME	$5,377	$4,231	$4,919	$2,240	$5,467	$3,886	$6,289	$4,833

BASIC EARNINGS PER SHARE	$0.38	$0.30	$0.34	$0.16	$0.38	$0.27	$0.44	$0.34

DILUTED EARNINGS PER SHARE	$0.37	$0.30	$0.34	$0.16	$0.38	$0.27	$0.43	$0.34

Weighted average common shares (Basic)	14,261,015	14,215,268	14,272,386	14,239,037	14,300,654	14,248,881	14,323,404	14,253,194
Common stock equivalents	108,016	76,053	148,556	62,144	160,418	77,123	187,455	53,862
Weighted average common shares (Diluted)	14,369,031	14,291,321	14,420,942	14,301,181	14,461,072	14,326,004	14,510,859	14,307,056

(19) PARENT COMPANY FINANCIAL STATEMENTS

        Condensed financial information relative to the Company's balance sheets at December 31, 2001 and 2000 and the related statements of income and cash flows for the years ended December 31, 2001, 2000, and 1999 are presented below.

BALANCE SHEETS

	December 31,
	2001	2000
	(In Thousands)
Assets:
Cash*	$30,166	$2,423
Investments in subsidiaries*	182,945	166,237
Other investments	0	0
Other assets	590	738

Total assets	$213,701	$169,398

Liabilities and Stockholders' Equity:
Dividends Payable	$1,576	$1,425
Junior Subordinated Debt	81,317	55,420
Deferred Stock Issuance Costs	(3,421)	(2,432)
Accrued Federal Income Taxes	965	269
Accrued State Income Taxes	3	4

Total liabilities	80,440	54,686
Stockholders' equity	133,261	114,712

Total liabilities and stockholders' equity	$213,701	$169,398

*
eliminated in consolidation

STATEMENTS OF INCOME

	Years Ended December 31,
	2001	2000	1999
	(In Thousands)
Income:
Dividend received from subsidiaries	$11,875	$10,238	$9,279
Interest income	97	1,458	743

Total income	11,972	11,696	10,022

Expenses:
Interest expense	5,709	5,349	2,751
Other expenses	322	320	255

Total expenses	6,031	5,669	3,006

Income before income taxes and equity in undistributed income of subsidiaries	5,941	6,027	7,016
Equity in undistributed income of subsidiaries	13,795	7,783	9,609
Income Tax Provision	(2,316)	(1,380)	406

Net income	$22,052	$15,190	$17,031

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2001	2000	1999
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$22,052	$15,190	$17,031
ADJUSTMENTS TO RECONCILE NET INCOME TO CASH PROVIDED FROM OPERATING ACTIVITIES:
Amortization	277	278	220
Deferred Issuance Costs on Trust Preferred Securities	(1,117)	(1,254)	(31)
(Increase)Decrease in other assets	(24)	3	9
Increase(Decrease) in other liabilities	852	(80)	353
Equity in income of subsidiaries	(13,794)	(7,783)	(9,609)

TOTAL ADJUSTMENTS	(13,806)	(8,836)	(9,058)

NET CASH PROVIDED FROM OPERATING ACTIVITIES	8,246	6,354	7,973

CASH FLOWS FROM INVESTING ACTIVITIES:
Downstream of Capital to RTC		(43,068)	—
Capital Investment in subsidiary—Independent Capital Trust II		(773)	—
Capital Investment in subsidiary—Independent Capital Trust III	(773)	—	—

NET CASH USED IN INVESTING ACTIVITIES	(773)	(43,841)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock issued and stock options exercised	647	311	236
Issuance of junior subordinated debentures	25,773	25,773	—
Treasury Stock Repuchase	—	—	(4,836)
Dividends paid	(6,150)	(5,701)	(5,706)

NET CASH PROVIDED FROM (USED IN) FINANCING ACTIVITIES	20,270	20,383	(10,306)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	27,743	(17,104)	(2,333)
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE YEAR	2,423	19,528	21,861

CASH AND CASH EQUIVALENTS AT THE END OF THE YEAR	$30,166	$2,424	$19,528

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Income taxes	$383	$27	$81
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of shares from Treasury Stock for the exercise of stock options	1,126	1,183	540

(20) SUBSEQUENT EVENTS

Redemption of Trust II Securities

        The Trust II, scheduled to mature in 2030, were called by the Company on January 31, 2002 at a redemption price of $25 per trust preferred security plus accumulated but unpaid distributions. The Company used the net proceeds from the sale of the debentures issued in December of 2001 to fund this redemption. The unamortized issuance costs of $1.1 million associated with the redemption of the Trust II securities were charged to surplus net of tax and will reduce the net income available to common shareholders in 2002.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None

PART III

Item 10.    Directors and Executive Officers of the Registrant

        The information required herein is incorporated by reference from the Company's proxy statement (the "Definitive Proxy Statement") relating to its April 11, 2002, Annual Meeting of Stockholders that will be filed with the Commission within 120 days following the fiscal year end December 31, 2001.

Item 11.    Executive Compensation

        The information required herein is incorporated by reference to "Executive Compensation" in the Definitive Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

        The information required herein is incorporated by reference to "Beneficial Ownership of Common Stock by Certain Owners and Management" in the Definitive Proxy Statement.

Item 13.    Certain Relationships and Related Transactions

        The information required herein is incorporated by reference to "Executive Compensation—Certain Relationships and Related Transactions" in the Definitive Proxy Statement.

PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)
Documents Filed as Part of this Report

(1)
The following financial statements are incorporated herein by reference from Item 8 hereto:

    Report of Independent Public Accountants

    Consolidated balance sheets as of December 31, 2001 and 2000.

    Consolidated statements of income for each of the years in the three-year period ended December 31, 2001.

    Consolidated statements of stockholders' equity for each of the years in the three-year period ended December 31, 2001.

    Consolidated statements of comprehensive income for each of the years in the three-year period ended December 31, 2001

    Consolidated statements of cash flows for each of the years in the three-year period ended December 31, 2001.

    Notes to Consolidated Financial Statements

  (2)
  All schedules for which provision is made in the applicable accounting regulations of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

  (3)
  The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

EXHIBIT INDEX

Exhibit Index
3.	(i)	Restated Articles of Organization, as amended to date, incorporated by reference to the Company's annual report on Form 10-K for the year ended December 31, 1993.
3.	(ii)	Bylaws of the Company, as amended to date, incorporated by reference to the Company's annual report on Form 10-K for the year ended December 31, 2000. On September 14, 2000, section 2 of the Company's By-Laws were amended so as to require an agreement of at least two thirds (rather than a majority) of shareholders to call a special shareholders meeting.
4.1		Specimen Common Stock Certificate, incorporated by reference to the Company's annual report on Form 10-K for the year ended December 31, 1992.
4.2		Specimen Preferred Stock Purchase Rights Certificate, incorporated by reference to the Company's Form 8-A Registration Statement filed by the Company on November 5, 2001.
4.3		Amended and Restated Independent Bank Corp. 1987 Incentive Stock Option Plan ("Stock Option Plan"). (Management contract under Item 601(10)(iii)(A)). Incorporated by reference to the Company's annual report on Form 10-K for the year ended December 31, 1994.
4.4		Independent Bank Corp. 1996 Non-Employee Directors' Stock Option Plan (Management contract under Item 901(10)(iii)(A)). Incorporated by reference to the Company's Definitive Proxy Statement for the 1996 Annual Meeting of Stockholders filed with the Commission on March 19, 1996.
4.5		Independent Bank Corp. 1997 Employee Stock Option Plan (Management contract under Item 601 (10)(iii)(A)). Incorporated by reference to the Company's Definitive Proxy Statement for the 1997 Annual Meeting of Stockholders filed with the Commission on March 20, 1997.
4.7		Renewal Rights Agreement noted as of September 14, 2000 by and between the Company and Rockland, as Rights Agent (Exhibit to Form 8-K filed on October 23, 2000). Incorporated by reference to the Company's Definitive Proxy Statement for the 1997 Annual Meeting of Stockholders filed with the Commission on March 20, 1997.
10.1		Amendment No. 1 to Third Amended and Restated Employment Agreement by and among the Company, Rockland and Douglas H. Philipsen, dated June 25, 1997 ("Philipsen Employment Agreement"). (Management contract under Item 601(10)(iii)(A)). Incorporated by reference to the Company's annual report on Form 10-K for the year ended December 31, 1998.
10.2		Amendment No. 1 to Second Amended and Restated Employment Agreement by and between Rockland Trust Company and Richard F. Driscoll, dated January 19, 1996 (the "Driscoll Agreement"). (Management contract under Item 601 (10)(iii)(A)). Incorporated by reference to the Company's annual report on Form 10-K for the year ended December 31, 1998. Employment Agreements by and between Rockland Trust Company and Edward H. Seksay, Ferdinand T. Kelley, Denis K. Sheahan and Raymond G. Fuerschbach, respectively, are filed herewith.
10.3		Independent Bank Corp. Deferred Compensation Program for Directors (restated as amended as of December 1, 2000). Incorporated by to the Company's annual report on Form 10-K for the year ended December 31, 2000.
10.4		Master Securities Repurchase Agreement, incorporated by reference to Form S-1 Registration Statement filed by the Company on September 18, 1992.
10.5		Purchase and Assumption Agreement, dated as of September 27, 1999, by and between Rockland Trust Company and Fleet Financial Exhibit to Form 8-K filed on October 1, 1999.
13		Annual Report to Stockholders.
21		Subsidiaries of the Registrant, incorporated by reference to Form S-3 Registration Statement filed by the Company on October 28, 1999.
23		Consent of Independent Public Accountants.
(b)
One report on Form 8-K was filed by the Company in 2001; on December 19 related to redemption of 1,000,000 of Independent Capital Trust II Trust Preferred Securities.

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

INDEPENDENT BANK CORP.
February 14, 2002	By:	/s/ DOUGLAS H. PHILIPSEN Douglas H. Philipsen Chairman of the Board, Chief Executive Officer and President

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

Name	Title	Date

/s/ RICHARD S. ANDERSON Richard S. Anderson	Director	February 14, 2002
/s/ PAUL CLARK Paul Clark	Director	February 14, 2002
/s/ ROBERT L. CUSHING Robert L. Cushing	Director	February 14, 2002
/s/ ALFRED L. DONOVAN Alfred L. Donovan	Director	February 14, 2002
/s/ E. WINTHROP HALL E. Winthrop Hall	Director	February 14, 2002
/s/ KEVIN J. JONES Kevin J. Jones	Director	February 14, 2002
/s/ RICHARD H. SGARZI Richard H. Sgarzi	Director	February 14, 2002

/s/ WILLIAM J. SPENCE William J. Spence	Director	February 14, 2002
/s/ JOHN H. SPURR, JR. John H. Spurr, Jr.	Director	February 14, 2002
/s/ ROBERT D. SULLIVAN Robert D. Sullivan	Director	February 14, 2002
/s/ THOMAS J. TEUTEN Thomas J. Teuten	Director	February 14, 2002
/s/ DENIS K. SHEAHAN Denis K. Sheahan	Chief Financial Officer and Treasurer (principal financial and accounting officer)	February 14, 2002

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
INDEPENDENT BANK CORP.
2001 ANNUAL REPORT ON FORM 10-K
SELECTED CONSOLIDATED FINANCIAL INFORMATION AND OTHER DATA
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Loan Portfolio Composition
Loan Maturity Schedule
Amortized Cost of Securities Held to Maturity
Fair Value of Securities Available for Sale
Average Balances of Bank's Deposits
Large Certificate of Deposit Maturity Schedule (In Millions)
Borrowings
RESULTS OF OPERATIONS
Volume Rate Analysis
Reserve For Loan Losses
Non-Interest Income
Non-Interest Expense
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF INCOME
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, and 1999
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ISSUANCE COSTS (Dollars in Thousands)
BALANCE SHEETS
STATEMENTS OF INCOME
STATEMENTS OF CASH FLOWS
SIGNATURES