Form 10-Q
period 2002-03-31
INDEPENDENT BANK CORP
filed 2002-05-10
CIK 776901

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

Commission File Number: 1-9047

Independent Bank Corp.

(Exact name of registrant as specified in its charter)

Massachusetts	04-2870273
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

288 Union Street, Rockland, Massachusetts 02370
(Address of principal executive offices, including zip code)

(781) 878-6100
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒           No  ☐

As of April 1, 2002, there were 14,357,794 shares of the issuer’s common stock outstanding, par value $.01 per share.

PART 1. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

INDEPENDENT BANK CORP.

CONSOLIDATED BALANCE SHEETS

(Unaudited - In Thousands, Except Share Amounts)

	March 31, 2002	December 31, 2001
ASSETS
CASH AND DUE FROM BANKS	$61,570	$66,967
FEDERAL FUNDS SOLD & SHORT TERM INVESTMENTS	28,368	6,000
TRADING ASSETS	1,154	1,150
SECURITIES AVAILABLE FOR SALE	504,358	569,288
SECURITIES HELD TO MATURITY	163,931	132,754
FEDERAL HOME LOAN BANK STOCK	17,036	17,036
LOANS
Commercial & Industrial	153,671	151,287
Commercial Real Estate	466,448	463,052
Residential Real Estate	231,977	229,123
Real Estate Construction	47,670	47,208
Consumer - Installment	325,860	324,271
Consumer - Other	87,677	83,997
TOTAL LOANS	1,313,303	1,298,938
LESS: RESERVE FOR LOAN LOSSES	(19,080)	(18,190)
NET LOANS	1,294,223	1,280,748
BANK PREMISES AND EQUIPMENT, Net	29,879	29,919
INTANGIBLE ASSETS	35,571	36,236
BANK OWNED LIFE INSURANCE	35,729	35,233
OTHER ASSETS	25,551	23,857
TOTAL ASSETS	$2,197,370	$2,199,188
LIABILITIES
DEPOSITS
Demand Deposits	$372,798	$378,663
Savings and Interest Checking Accounts	427,848	413,198
Money Market and Super Interest Checking Accounts	295,351	249,328
Time Certificates of Deposit over $100,000	112,646	132,545
Other Time Certificates of Deposits	404,798	407,884
TOTAL DEPOSITS	1,613,441	1,581,618
FEDERAL FUNDS PURCHASED AND ASSETS SOLD UNDER REPURCHASE AGREEMENTS	68,871	66,176
TREASURY TAX AND LOAN NOTES	2,728	6,967
FEDERAL HOME LOAN BANK BORROWINGS	297,173	313,934
OTHER LIABILITIES	27,112	21,903
TOTAL LIABILITIES	$2,009,325	$1,990,598
CORPORATION-OBLIGATED MANDATORILY REDEEMABLE TRUST PREFERRED SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES OF THE CORPORATION	$51,375	$75,329
STOCKHOLDERS’ EQUITY
Preferred Stock, $.01 par value. Authorized: 1,000,000 Shares Outstanding: None	—	—
Common Stock, $.01 par value. Authorized: 30,000,000 Issued: 14,863,821 Shares at March 31, 2002 and December 31, 2001	149	149
Treasury Stock: 506,027 Shares at March 31, 2002 and 536,285 at December 31, 2001	(7,914)	(8,369)
Total Outstanding Stock: 14,357,794 at March 31, 2002 and 14,327,536 at December 31, 2001
Surplus	42,804	43,633
Retained Earnings	97,458	92,779
Other Accumulated Comprehensive Income, Net of Tax	4,173	5,069
TOTAL STOCKHOLDERS’ EQUITY	136,670	133,261
TOTAL LIABILITIES, MINORITY INTEREST IN SUBSIDIARIES, AND STOCKHOLDERS’ EQUITY	$2,197,370	$2,199,188

The accompanying notes are an integral part of these consolidated financial statements.

INDEPENDENT BANK CORP

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited - In Thousands, Except Share and Per Share Amounts)

	THREE MONTHS ENDED MARCH 31,
	2002	2001

INTEREST INCOME
Interest on Loans	$24,521	$25,225
Interest and Dividends on Securities	10,483	10,331
Interest on Trading Assets	3	2
Interest on Federal Funds Sold and Short Term Investments	45	150
Total Interest Income	35,052	35,708
INTEREST EXPENSE
Interest on Deposits	6,865	11,318
Interest on Borrowings	3,934	4,092
Total Interest Expense	10,799	15,410
Net Interest Income	24,253	20,298
PROVISION FOR LOAN LOSSES	1,200	650
Net Interest Income After Provision For Loan Losses	23,053	19,648
NON-INTEREST INCOME
Service Charges on Deposit Accounts	2,335	1,952
Investment Management Services	1,575	1,082
Mortgage Banking Income	960	475
BOLI Income	458	443
Net Gain on Sales of Securities	—	1,149
Other Non-Interest Income	651	489
Total Non-Interest Income	5,979	5,590
NON-INTEREST EXPENSES
Salaries and Employee Benefits	9,031	8,289
Occupancy and Equipment Expenses	2,248	2,413
Data Processing & Facilities Management	1,081	945
Intangible Assets Amortization	665	708
Other Non-Interest Expenses	4,927	3,663
Total Non-Interest Expenses	17,952	16,018
Minority Interest Expense	1,469	1,383
INCOME BEFORE INCOME TAXES	9,611	7,837
PROVISION FOR INCOME TAXES	3,210	2,460
NET INCOME	$6,401	$5,377

LESS: TRUST PREFERRED ISSUANCE COSTS WRITE-OFF	$738	$—
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$5,663	$5,377

BASIC EARNINGS PER SHARE	$0.39	$0.38
DILUTED EARNINGS PER SHARE	$0.39	$0.37

Weighted average common shares (Basic)	14,346,304	14,261,015
Common stock equivalents	245,505	108,016
Weighted average common shares (Diluted)	14,591,809	14,369,031

The accompanying notes are an integral part of these consolidated financial statements.

INDEPENDENT BANK CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited- In Thousands)

	THREE MONTHS ENDED March 31,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$6,401	$5,377
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED FROM OPERATING ACTIVITIES:
Depreciation and amortization	2,000	1,751
Provision for loan losses	1,200	650
Loans originated for resale	(39,596)	(21,668)
Proceeds from mortgage loan sales	39,620	21,484
(Loss)/gain on sale of mortgages	(24)	184
Gain recorded from mortgage servicing rights	(292)	(48)
Changes in assets and liabilities:
Increase in other assets	(1,439)	(4,800)
Increase in other liabilities	5,013	4,156
TOTAL ADJUSTMENTS	6,482	1,709
NET CASH PROVIDED FROM OPERATING ACTIVITIES	12,883	7,086
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of Securities Held to Maturity	2,036	451
Proceeds from maturities/sales of Securities Available For Sale	63,786	131,217
Purchase of Securities Held to Maturity	(33,287)	(830)
Purchase of Securities Available For Sale	—	(125,722)
Net increase in Loans	(14,675)	(8,973)
Investment in Bank Premises and Equipment	(1,015)	(1,256)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	16,845	(5,113)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in Time Deposits	(22,985)	(41,967)
Net increase in Other Deposits	54,808	5,442
Net increase (decrease) in Federal Funds Purchased and Assets Sold Under Repurchase Agreements	2,695	(17,279)
Net (decrease) increase in Federal Home Loan Bank Borrowings	(16,761)	70,000
Net decrease in Treasury Tax & Loan Notes	(4,239)	(6,762)
Redemption of corporation-obligated mandatorily redeemable trust preferred securities of subsidiary trust holding solely junior subordinated debentures of the Corporation	(25,000)	—
Proceeds from stock issuance	301	52
Dividends Paid	(1,576)	(1,434)
NET CASH (USED IN) PROVIDED FROM FINANCING ACTIVITIES	(12,757)	8,052
NET INCREASE IN CASH AND CASH EQUIVALENTS	16,971	10,025
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE YEAR	72,967	58,005
CASH AND CASH EQUIVALENTS AS OF MARCH 31,	89,938	68,030
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest on deposits and borrowings	$10,241	$14,318
Minority Interest	1,469	1,383
Income taxes	291	2,692
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
(Decrease) increase in fair value of derivatives, net of tax	(373)	829
Transfer of securities from HTM to AFS	—	102,801
Issuance of shares from Treasury Stock for the exercise of stock options	455	193
Write-off of unamortized Trust Preferred issuance costs upon redemption	738	—

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

Independent Bank Corp. (the “Company”) is a state chartered, federally registered bank holding company headquartered in Rockland, Massachusetts.  The Company is the sole stockholder of Rockland Trust Company (“Rockland” or “the Bank”), a Massachusetts trust company chartered in 1907.    The Company’s other subsidiaries are Independent Capital Trust I, Independent Capital Trust II (liquidated in January of 2002) and Independent Capital Trust III.   The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included.  Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002 or any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission.

RECENT ACCOUNTING DEVELOPMENTS

In June 2001, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 141, “Business Combinations” (SFAS No. 141), and SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142).  SFAS No.141 addresses accounting for business acquisitions occurring after June 30, 2001.  SFAS No. 142 addresses the method of identifying goodwill and other intangible assets acquired in a business combination and eliminates further amortization of non-SFAS No. 72 (see below) goodwill, subject to a periodic evaluation of goodwill balances for impairment.  SFAS No. 142, like SFAS No. 141, took effect for transactions occurring after June 30, 2001.  With respect to goodwill and intangible assets acquired prior to June 30, 2001, SFAS No. 142 became effective for the Company on January 1, 2002.

On October 17, 2001, the FASB issued Action Alert No. 01-37.  That Action Alert reported a conclusion reached by the FASB at its October 10, 2001 meeting regarding the application of SFAS No. 141 and SFAS No. 142 with respect to goodwill accounting for bank branch acquisitions.  The conclusion set forth in the October 17th Action Alert states that paragraph 5 of SFAS No. 72, “Accounting for Certain Acquisitions of Banking or Thrift Institutions”, “applies to all acquisitions of financial institutions (or branches thereof) whether ‘troubled’ or not, in which the fair value of the liabilities assumed exceeds the fair value of tangible and intangible assets acquired.”

The October 17th Action Alert also states that the FASB will reconsider its new guidance during future deliberations.  The conclusion reached by the FASB regarding the need to continue amortization of an unidentifiable intangible asset, therefore, may be overturned at a later date.  The Company, however, can give no assurance that the FASB will vary from its current position.

The Company has assessed the impact of the adoption of SFAS No. 141 and SFAS No. 142 in view of the October 17th Action Alert.  Based upon the conclusion set forth in the October 17th Action Alert, the Company is required to continue recording approximately $2.6 million in annual unidentifiable intangible asset amortization, an amount primarily attributable to the Company’s August 2000 acquisition of 16 bank branches from FleetBoston Financial, Inc. However, the Company has ceased amortizing approximately  $761,000 in goodwill ($170,000 annually and $42,500 per quarter), an amount attributable to older non-branch acquisitions.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and does not apply to goodwill or intangible assets that are not being amortized and certain other long-lived assets.  This Statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and the accounting and reporting provisions of Accounting Principal Board (“APB”) Opinion No. 30, “Reporting Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a segment of a business (as previously defined in that Opinion).   This Statement also amends Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements”, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary.  SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 with early adoption encouraged.  The adoption of this Statement did not have a material impact on the Company’s Consolidated Financial Statements.

REDEMPTION/ISSUANCE OF TRUST PREFERRED SECURITIES

On December 11, 2001, the Company issued, through a subsidiary Trust, 1,000,000 shares of 8.625% Trust Preferred Securities, $25 face value, due December 31, 2031 but callable at the option of the Company on or after December 31, 2006.  On January 31, 2002, the Company used the net proceeds from the transaction to call the 1,000,000 shares of 11% Trust Preferred Securities, $25 face value, issued by the Company on January 31, 2000.  In accordance with GAAP, upon redemption of the 11% Trust Preferred Securities, the Company wrote-off the associated unamortized issuance costs ($738,000 after tax) through a charge to equity.  This non-income statement charge is included in the calculation of earnings per share available to common shareholders.

Subsequent to the end of the first quarter, on April 12, 2002, the Company will issue 1,000,000 shares of 8.375% Trust Preferred Securities, $25 face value, due April 30, 2032,  callable at the option of the Company on or after April 30, 2007.  The Company intends to use the net proceeds from the transaction to call on May 20, 2002, the 1,150,000 shares of 9.28% Trust Preferred Securities, $25 face value, issued by the Company in May of 1997. Upon redemption, the Company will write-off the associated unamortized issuance costs (approximately $770,000 after tax) through a charge to equity.    This non-income statement charge will be included in the calculation of earnings per share available to common shareholders during the period in which the redemption occurs (expected to be in the second quarter of 2002.)  The Company expects the refinancing of the 11% and 9.28% Trust

Preferred Security issuances to reduce the Company’s annual pre-tax minority interest expense by $1.2 million.

EARNINGS PER SHARE

Stated below are the Basic and Diluted Earnings Per Share for the three months ended March 31, 2002 and March 31, 2001.

EARNINGS PER SHARE

(In Thousands, Except Per Share Data)

	NET INCOME		LESS: TRUST PREFERRED ISSUANCE COSTS WRITE-OFF		EARNINGS FOR EPS		WEIGHTED AVERAGE SHARES		NET INCOME PER SHARE
For the three months ended March 31,	2002	2001	2002	2001	2002	2001	2002	2001	2002	2001
Basic EPS	$6,401	$5,377	$738	$—	$5,663	$5,377	14,346	14,261	$0.39	$0.38
Effect of dilutive securities							246	108	$—	$0.01
Diluted EPS	$6,401	$5,377	$738	$—	$5,663	$5,377	14,592	14,369	$0.39	$0.37

There were no options to purchase common stock excluded from the calculation of diluted earnings per share as of March 31, 2002.  Options to purchase 191,750 shares of common stock at March 31, 2001, were excluded from the calculation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares for the quarter and their inclusion would have been anti-dilutive.

COMPREHENSIVE INCOME

Comprehensive income is reported net of taxes, as follows:

(In Thousands)

	FOR THE THREE MONTHS ENDED
	MARCH 31, 2002	MARCH 31, 2001
Net Income	$6,401	$5,377
Other Comprehensive Income:
Cumulative effect of FAS 133 adoption
Fair value of derivatives at January 1, 2001	—	467
Reclassification of securities from HTM to AFS on January 1, 2001	—	(96)

Unrealized gains/(losses) on securities available for sale	(523)	3,017
Less: reclassification adjustment for realized gains included in net earnings	—	(747)
Net change in unrealized gain/(losses) on securities available for sale	(523)	2,270
Decrease/Increase in fair value of derivatives during the period	(373)	362
Other Comprehensive Income	(896)	3,003
Comprehensive Income	$5,505	$8,380

SEGMENT INFORMATION

The Company has identified its reportable operating business segment as Community Banking, based on how the business is strategically managed by the CEO, who is the chief operating decision-maker.  The Company’s community banking business segment consists of commercial banking, retail banking, and investment management.   The community banking business segment is managed as a single strategic unit which derives its revenues from a wide range of banking services, including lending activities, acceptance of demand, savings and time deposits, investment management, and mortgage servicing income from investors.  The Company does not have a single external customer from whom it derives ten percent or more of its revenues, and operates in the southeastern area of Massachusetts.

Non-reportable operating segments of the Company’s operations, which do not have similar characteristics to the community banking operations and do not meet the quantitative thresholds requiring disclosure, are included in the Other category in the disclosure of business segments below.  These non-reportable segments include Parent Company,

Independent Capital Trust I, Independent Capital Trust II and Independent Capital Trust III financial information.

Information about reportable segments and reconciliation of such information to the consolidated financial statements for the three-months ended March 31, 2002 and 2001 follows:

RECONCILIATION TO CONSOLIDATED FINANCIAL INFORMATION

(In Thousands)

	Community Banking	Other	Eliminations	Consolidated
March 31, 2002
Net Interest Income	$24,190	$63	$—	$24,253
Non-Interest Income	5,979	7,858	(7,858)	5,979
Net Income	7,813	6,446	(7,858)	6,401
Total Assets	2,196,383	247,824	(246,837)	2,197,370

	Community Banking	Other	Eliminations	Consolidated
March 31, 2001
Net Interest Income	$20,287	$11	$—	$20,298
Non-Interest Income	5,590	6,422	(6,422)	5,590
Net Income	6,381	5,418	(6,422)	5,377
Total Assets	1,970,438	232,048	(231,348)	1,971,138

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2002

The following discussion should be read in conjunction with the financial statements, notes and tables included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, filed with the Securities and Exchange Commission.  The discussion may contain certain forward-looking statements regarding the future performance of the Company.  All forward-looking information is inherently uncertain and actual results may differ materially from the assumptions, estimates or expectations reflected or contained in the forward-looking information.  Please refer to “Cautionary Statement Regarding Forward-Looking Information” of this Form 10-Q for a further discussion.

SUMMARY

For the three months ended March 31, 2002, Independent Bank Corp. (the “Company”) recorded net income of $6.4 million compared with net income of $5.4 million for the same period last year.  Diluted earnings per share were $0.39 for the three months ended March 31, 2002, compared to $0.37 per share for the prior year.

For the three months ended March 31, 2002, the Company recorded net operating earnings of $6.4 million.  This represents an increase of 38.3% from the $4.6 million of net operating earnings reported for the three months ended March 31, 2001, which excludes after tax security gains of $0.7 million.  Diluted operating earnings per share were $0.44 and $0.32 for the three months ended March 31, 2002 and 2001, respectively, excluding security gains during the first quarter of 2001 and the impact of the redeemed trust preferred securities issuance costs write-off in the first quarter of 2002.  Net interest income increased $4.0 million or 19.5%.  The provision for loan losses increased to $1.2 million for the first three months of 2002, compared with $0.7 million for the same period last year.  Non-interest income increased $1.5 million, or 34.6% excluding security gains in 2001, while non-interest expense increased $1.9 million, or 12.1%, over the first three months of 2001.

During the quarter ended March 31, 2002, the Company, through a subsidiary Trust, redeemed $25 million of 11% Trust Preferred Securities which were issued in January of 2000 as regulatory capital support for the acquisition of 16 branches from FleetBoston Financial in August of 2000.   This redemption was another step in a refinancing strategy designed to lower the Company’s cost of capital which began in December 2001, when the Company issued $25 million of 8.625% Trust Preferred Securities.  In accordance with GAAP, the unamortized portion of the issuance costs ($738,000 after tax) of the 11% Trust Preferred Securities were written-off during the quarter ended March 31, 2002 as a charge to equity and included within the calculation of earnings per share available to common shareholders.

The annualized consolidated returns on average equity and average assets for the first three months of 2002 were 18.84% and 1.18%, respectively, compared to 18.43% and 1.10% reported for the same period last year.  On an operating basis, the annualized returns on average equity and average assets for the three months ended March 31, 2002 were 18.84% and 1.18%, respectively, compared to 15.87% and 0.94% reported for the three months ended March 31, 2001.

While total assets at March 31, 2002, amounted to $2.2 billion, consistent with year-end 2001 levels, there were significant changes in the balance sheet including a decrease in the available for sale investment portfolio of $65 million, or 11.4%, offset by a reduction in high cost time deposits and borrowings.   The held to maturity investment portfolio increased $31.2 million, or 23.5%.

Total loans increased by $14.4 million (4.4% on an annualized basis) to $1.3 billion, during the three months ended March 31, 2002, as compared to total loans at December 31, 2001 of $1.3 billion, with increases in all categories.

Total deposits increased by $31.8 million, or 2.0% from $1.6 billion at year-end 2001.  Core deposits increased by $54.8 million, or 5.3% from $1.0 billion at year-end 2001, primarily in the relationship deposit products.  Time deposits decreased by $23.0 million, or 4.3% to $517.4 million from $540.4 million at year-end 2001.

NET INTEREST INCOME

The discussion of net interest income, which follows, is presented on a fully tax-equivalent basis.  Net interest income for the three months ended March 31, 2002, amounted to $24.6 million, an increase of $4.0 million, or 19.6%, from the comparable time frame in 2001. The Company’s net interest margin for the first three months of 2002 was 4.90%, compared to 4.60% for the comparable 2001 time frame.  The increase in the net interest margin is due to a lower cost of funds and a balance sheet that was well positioned to benefit from the Federal Reserve’s easing of interest rates in 2001.  The Company’s interest rate spread (the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities) increased by 55 basis points to 4.34%.

The average balance of interest-earning assets for the first three months of 2002 amounted to $2.0 billion, an increase of $221.1 million, or 12.3%, from the comparable time frame in 2001.  Loans increased by $118.2 million, or 10.0%, resulting from increases in general business volume primarily in the commercial and industrial, commercial real estate and residential real estate categories.  Investments increased by $104.1 million, or 17.5%.  Income from interest-earning assets amounted to $35.4 million for the three months ended March 31, 2002, a decrease of $0.6 million, or 1.6%, from the first three months of 2001.  The yield on interest earning assets was 7.05% in 2002 compared to 8.04% in 2001.

Interest income is also impacted by the amount of non-performing loans.  The amount of interest due, but not recognized, on non-performing loans amounted to approximately $64,000 for the three months ended March 31, 2002 compared to $98,000 for the three months ended March 31, 2001.

The average balance of interest-bearing liabilities for the first three months of 2002 was $1.6 billion, or 9.6%, higher than the comparable 2001 time frame.  Average interest bearing deposits increased by $65.3 million, or 5.7%, for the first three months of 2002 over the same period last year.  For the three months ended March 31, 2002, average borrowings were $382.3 million.   This represents an increase of $74.6 million or 24.3% from the three months ended March 31, 2001.  Interest expense on deposits decreased by $4.5 million, or 39.3%, to $6.9 million in the first three months of 2002 and interest expense on borrowings decreased by $0.2 million, or 3.8%, to $3.9 million as compared to the same period last year.  The yield on interest-bearing liabilities was 2.71% in 2002 compared to 4.25% in 2001.

ASSET QUALITY

As permitted by banking regulations, consumer loans and home equity loans past due 90 days or more continue to accrue interest.  In addition, certain commercial and real estate loans that are more than 90 days past due may be kept on an accruing status if the loan is well secured and in the process of collection.  As a general rule, a commercial or real estate loan more than 90 days past due with respect to principal or interest is classified as a non-accrual loan.  Income accruals are suspended on all non-accrual loans and all previously accrued and uncollected interest is reversed against current income.  A loan remains on non-accrual status until it becomes current with respect to principal and interest, when the loan is liquidated, or when the loan is determined to be uncollectible and is charged-off against the reserve for loan losses.

Non-performing assets are comprised of non-performing loans and Other Real Estate Owned (OREO).  Non-performing loans consist of loans that are more than 90 days past due but still accruing interest and non-accrual loans.  OREO includes properties held by the Bank as a result of foreclosure or by acceptance of a deed in lieu of foreclosure.  As of March 31, 2002, non-performing assets totaled $3.3 million, an increase of $0.3 million, or 10.4%, from December 31, 2001 year-end.  Non-performing assets represented 0.15% of total assets for the three months ended March 31, 2002 and 0.14% for the year ending December 31, 2001.  There was no OREO for the period ending March 31, 2002.

The following table sets forth information regarding non-performing assets held by the Bank at the dates indicated.

	As of March 31, 2002	As of December 31, 2001	As of March 31, 2001
	(Dollars In Thousands)
Loans past due 90 days or more but still accruing	$335	$508	$203

Loans accounted for on a non-accrual basis (1)	2,993	2,507	3,795

Total non-performing loans	$3,328	$3,015	$3,998

Other real estate owned	0	0	0

Total non-performing assets	$3,328	$3,015	$3,998

Restructured loans	$496	$503	$648

Non-performing loans as a percent of gross loans	0.25%	0.23%	0.34%

Non-performing assets as a percent of total assets	0.15%	0.14%	0.20%

(1)  Includes $0.1 million, of restructured non-accruing loans at March 31, 2002, December 31, 2001 and March 31, 2001.

In the course of resolving non-performing loans, the Bank may choose to restructure the contractual terms of certain commercial and real estate loans.  Terms may be modified to fit the ability of the borrower to repay in line with its current financial status. It is the Bank’s policy to maintain restructured loans on non-accrual status for approximately six months before management considers its return to accrual status.  At March 31, 2002, the Bank had $0.5 million of restructured loans.

Real estate acquired by the Bank through foreclosure proceedings or the acceptance of a deed in lieu of foreclosure is classified as OREO.  When property is acquired, it is recorded at the lesser of the loan’s remaining principal balance or the estimated fair value of the property acquired, less estimated costs to sell.  Any loan balance in excess of the estimated fair value less estimated costs to sell on the date of transfer is charged to the reserve for loan losses on that date.  All costs incurred thereafter in maintaining the property, as well as subsequent declines in fair value, are charged to non-interest expense.

Gross interest income that would have been recognized for the three months ended March 31, 2002 and March 31, 2001, if non-performing loans at the respective dates had been performing in accordance with their original terms, approximated $64,000 and $98,000, respectively.  The actual amount of interest that was collected on these loans during each of those periods and included in interest income was approximately $9,000 and $5,000 respectively.

PROVISION FOR LOAN LOSSES

The provision for loan losses represents the charge to expense that is required to maintain an adequate level of reserve for loan losses.  Management’s periodic evaluation of the adequacy of the reserve considers past loan loss experience, known and inherent risks in the loan portfolio, adverse situations which may affect the borrowers’ ability to repay, the estimated value of the underlying collateral, if any, and current and prospective economic conditions.  Substantial portions of the Bank’s loans are secured by real estate in Massachusetts.  Accordingly, the ultimate collectibility of a substantial portion of the Bank’s loan portfolio is susceptible to changes in property values within the state.

The provision for loan losses increased to $1.2 million for the three months ended March 31, 2002, compared with $0.7 million at March 31, 2001.  For the three months ended March 31, 2002, net loan charge-offs totaled $0.3 million, a decrease of $0.2 million from the same period last year.  As of March 31, 2002, the reserve for loan losses represented 1.45% of loans, as compared to 1.40% at December 31, 2001.  The reserve for loan losses at March 31, 2002 was 573.32% of non-performing loans, as compared to 603.32% at December 31, 2001.  As of March 31, 2002, the total reserve for loan losses (including the credit quality discount described below in the discussion for Reserve for Loan Losses) represented 1.51% of loans, as compared to 1.46% at December 31, 2001.  The total reserve for loan losses (including the credit quality discount) at March 31, 2002 represented 596.30% of non-performing loans, as compared to 630.18% at December 31, 2001.

The provision for loan losses is based upon Management’s evaluation of the level of the reserve for loan losses in relation to the estimate of loss exposure in the loan portfolio.  An analysis of individual loans and the overall risk characteristics and size of the different loan portfolios is conducted on an ongoing basis.  This managerial evaluation is reviewed periodically by a third-party loan review consultant.  As adjustments are identified, they are reported in the earnings of the period in which they become known.

RESERVE FOR LOAN LOSSES

While management uses available information to recognize losses on loans, future additions to the reserve may be necessary based on increases in non-performing loans, changes in economic conditions, or for other reasons.  Various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s reserve for loan losses.  Federal Reserve regulators examined the Company in the first quarter of 2002 and the Bank was most recently examined by the Federal Deposit Insurance Corporation, “FDIC”, in the fourth quarter of 2001.  No additional provision for loan losses was required as a result of these examinations.

The reserve for loan losses is maintained at a level that management considers adequate to provide for potential loan losses based upon an evaluation of known and inherent risks in the loan portfolio.  The reserve is increased by provisions for loan losses and by recoveries of loans previously charged-off and reduced by loans charged-off.  In 2000, the Bank established a separate “credit quality discount” as a reduction of the loan balances acquired from FleetBoston Financial.  The level of credit quality discount was $0.8 million at March 31, 2002 and December 31, 2001.  Including the credit quality discount, the total reserves for loan losses was $19.8 million at March 31, 2002, compared to $19.0 million at December 31, 2001.

The following table summarizes changes in the reserve for loan losses and other selected statistics for the periods presented:

Reserve For Loan Losses (Dollars in Thousands)

For the Three Months Ended March 31, 2002

Average total loans	$1,303,802
Reserve for loan losses, at December 31, 2001	$18,190
Charged-off loans:
Commercial & Industrial	27
Real estate - Commercial	—
Real estate - Residential	—
Real estate - Construction	—
Consumer - Installment	507
Consumer - Other	67
Total charged-off loans	601
Recoveries on loans previously charged-off:
Commercial & Industrial	209
Real estate - Commercial	1
Real estate - Residential	—
Real estate - Construction	—
Consumer - Installment	52
Consumer - Other	29
Total recoveries	291
Net loans charged-off	310
Provision for loan losses	1,200
Reserve for loan losses, March 31, 2002	$19,080
Credit quality discount on acquired loans	765
Total reserves for loan losses, March 31, 2002	$19,845

Net loans charged-off as a percent of average total loans	0.02%
Reserve for loan losses as a percent of total loans	1.45%
Reserve for loan losses as a percent of non-performing loans	573.32%
Total reserve for loan losses as a percent of total loans (including credit quality discount)	1.51%
Total reserve for loan losses as a percent of non-performing loans (including credit quality discount)	596.30%
Net loans charged-off as a percent of reserve for loan losses	1.62%
Recoveries as a percent of charge-offs	48.42%

The reserve for loan losses is allocated to various loan categories as part of the Bank’s process of evaluating the adequacy of the reserve for loan losses. Allocated reserves were $15.1 million at March 31, 2002, unchanged from December 31, 2001.  The distribution of reserves allocated among the various loan categories was consistent with the distribution as of December 31, 2001 with only minor changes noted.  A slight increase in the Commercial & Industrial (C&I) category was offset by a decrease in the Real Estate – Commercial category.  This was due to a shifting of several loans of a particular type out of the Real Estate – Commercial category and into the C&I category.  A decrease in the amount of reserve allocated to construction was due to favorable credit quality in new loans generated combined with a reclassification of a large relationship.  Increases in reserves allocated to the Real Estate – Residential, Consumer – Installment and Consumer – Other categories are attributed to growth in outstanding balances in each of those categories.

The following table summarizes the allocation of the allowance for loan losses for the dates indicated:

Allocation of the Allowance for Loan Losses

(Dollars - In Thousands)

	AT MARCH 31, 2002			AT DECEMBER 31, 2001
	Reserve Amount	Credit Quality Discount	Loans In Category To Total Loans	Reserve Amount	Credit Quality Discount	Loans In Category To Total Loans
Allocated Allowances:
Commercial & Industrial	$3,274	$24	11.7%	$3,036	$27	11.7%
Real Estate - Commercial	6,589	594	35.5%	6,751	634	35.7%
Real Estate - Construction	997	—	3.6%	1,140	—	3.6%
Real Estate - Residential	358	—	17.7%	355	—	17.6%
Consumer - Installment	3,173	141	24.8%	3,141	143	25.0%
Consumer - Other	745	6	6.7%	727	6	6.5%
Imprecision Reserve	3,944	—	NA	3,040	—	NA

Total Allowance for Loan Losses	$19,080	$765	100.0%	$18,190	$810	100.0%

A portion of the reserve for loan loss is not allocated to any specific segment of the loan portfolio.  This imprecision reserve is maintained for two primary reasons:  (a.) there exists an inherent subjectivity and imprecision to the analytical processes employed and (b.) the prevailing business environment, as it is affected by changing economic conditions and various exogenous factors may impact the portfolio in ways currently unforeseen.

Management has identified certain risk factors, which are not readily quantifiable, but which could still impact the degree of loss sustained within the portfolio.  These include: (a.) market risk factors, such as the effects of economic variability on the entire portfolio, and (b.) unique portfolio risk factors that are inherent characteristics of the Bank’s loan portfolio. Market risk factors may consist of changes to general economic and business conditions that may impact the Bank’s loan portfolio customer base in terms of ability to repay and that may result in changes in value of underlying collateral.  Unique portfolio risk factors may include industry concentration or covariant industry concentrations, geographic concentrations, or trends that may exacerbate losses resulting from economic events which the Bank may not be able to fully diversify out of its portfolio.

Due to the imprecise nature of the loan loss estimation process and ever changing conditions, these risk attributes may not be adequately captured in data related to the formula-based loan loss components used to determine allocations in the Bank’s analysis of the adequacy of the allowance for loan losses.  Management, therefore, has established and maintains an imprecision reserve for loan losses.  The amount of imprecision reserve was $3.9 million at March 31, 2002, compared to $3.0 million at December 31, 2001.  This increase is primarily based upon concerns over how the overall weakening of the national economy may affect borrowers in the Bank’s loan portfolio.

As of March 31, 2002, the reserve for loan losses totaled $19.1 million as compared to $18.2 million at December 31, 2001.  Based on the analyses described above, management believes that the level of the reserve for loan losses at March 31, 2002 is adequate.  For more information on the reserve for loan losses refer to form 10-K filed with the SEC on March 6, 2002.

NON-INTEREST INCOME

Non-interest income, excluding security gains, for the three months ended March 31, 2002 was $6.0 million, compared to $4.4 million for the same period in 2001.  Deposit service charge revenue increased by $0.4 million, or 19.6%, from the three months ended March 31, 2001, reflecting growth in core deposits and lower earnings credit rates.   Income from the mortgage banking business increased $0.5 million, or 102.1%, for the quarter as volume continued at high levels reflecting the favorable interest rate environment.  Investment Management revenue increased $0.5 million, or 45.6%, primarily due to increased levels of estate and termination fees.

NON-INTEREST EXPENSES

Non-interest expenses, increased by $1.9 million, or 12.1%, for the three months ended March 31, 2002 as compared to the same period in 2001.  Salaries and employee benefits increased by $0.7 million, or 9.0%, attributable to the additions to staff needed to support continued growth, employees’ merit increases, an increase in the accrual for performance based incentive compensation, and commissions related to mortgage originations. Occupancy and equipment expenses decreased $0.2 million, or 6.8%, for the first three months of 2002 compared to the same period last year. Data processing and facilities management expense increased by $0.1 million, or 14.4%.  Other non-interest expenses for the first three months of 2002 increased by $1.2 million, or 34.5%, to $4.9 million from $3.7 million in the first three months of 2001. This was mainly due to increases in information technology consulting ($326,000), advertising expense ($259,000), a market value loss on a CRA equity investment ($206,000), legal ($203,000), recruitment ($175,000) and education and training ($91,000).

MINORITY INTEREST

In May of 1997, Independent Capital Trust I (the “Trust I”) was formed for the purpose of issuing trust preferred securities (the “Trust I Preferred Securities”) and investing the proceeds of the sale of these securities in junior subordinated debentures issued by the Company.  A total of $28.75 million of 9.28% Trust I Preferred Securities were issued and are scheduled to mature in 2027, callable at the option of the Company on May 20, 2002.  Distributions on these securities are payable quarterly in arrears on the last day of March, June, September and December, and such distributions can be deferred at the option of the Company for up to five years.  The Trust I Preferred Securities can be prepaid in whole or in part on May 20, 2002 at a redemption price equal to $25 per Trust Preferred Security, plus accumulated but unpaid distributions thereon to the date of the redemption.  On May 19, 1997, Trust I also issued $0.9 million in common stock to the Company.

On January 31, 2000, Independent Capital Trust II (the “Trust II”) was formed for the purpose of issuing trust preferred securities (the “Trust II Preferred Securities”) and investing the proceeds of the sale of these securities in junior subordinated debentures issued by the Company.  A total of $25 million of 11% Trust II Preferred Securities were issued and were scheduled to mature in 2030, callable at the option of the Company on or after January 31, 2002.   On January 31, 2002, the Company exercised it’s option and called the Trust II Preferred Securities.

On December 11, 2001, Independent Capital Trust III (the “Trust III”) was formed for the purpose of issuing trust preferred securities (the “Trust III Preferred Securities”) and investing the proceeds of the sale of these securities in $25.8 million of 8.625% junior subordinated debentures issued by the Company.   A total of $25 million of 8.625% Trust III Preferred Securities were issued by Trust III and are scheduled to mature in 2031, callable at the option of the Company on or after December 31, 2006. Distributions on these securities are payable quarterly in arrears on the last day of March, June, September and December, such distributions can be deferred at the option of the Company for up to five years.  The Trust III Preferred Securities can be prepaid in whole or in part on or after December 31, 2006 at a redemption price equal to $25 per Trust III Preferred Security plus accumulated but unpaid distributions thereon to the date of the redemption.  On December 11, 2001, Trust III also issued $0.8 million in common stock to the Company.  The net proceeds of the Trust III issuance were used to redeem the Trust II securities on January 31, 2002.   Thereafter, Trust II was liquidated.

Subsequent to the end of the first quarter, on April 12, 2002, Independent Capital Trust IV  (the “Trust IV”) was formed for the purpose of issuing trust preferred securities (the “Trust IV Preferred Securities”) and investing the proceeds of the sale of these securities in $25.8 million of 8.375% junior subordinated debentures issued by the Company.   A total of $25 million of 8.375% Trust IV Preferred Securities were issued by Trust IV and are scheduled to mature in 2032, callable at the option of the Company on or after April 30, 2007. Distributions on these securities are payable quarterly in arrears on the last day of March, June, September and December, such distributions can be deferred at the option of the Company for up to five years.  The Trust IV Preferred Securities can be prepaid in whole or in part on or after April 30, 2007 at a redemption price equal to $25 per Trust IV Preferred Security plus accumulated but unpaid distributions thereon to the date of the redemption.  On April 12, 2002, Trust IV also issued $0.8 million in common stock to the Company.  The net proceeds of the Trust IV issuance are expected to be used to redeem the Trust I securities on May 20, 2002.

The Trust I, Trust II and Trust III Preferred Securities are presented in the consolidated balance sheets of the Company entitled “Corporation-Obligated Mandatorily Redeemable Trust Preferred Securities of Subsidiary Trusts Holding Solely Junior Subordinated Debentures of the Corporation”.  The Trust IV Preferred Securities will be presented in the Consolidated Balance Sheets beginning in the second quarter of 2002.  The Company records distributions payable on the Trust I, Trust II and Trust III Preferred Securities as minority interest expense in its consolidated statements of income.  The minority interest expense was $1.5 million and  $1.4 million for the three months ended March 31, 2002 and 2001, respectively.

INCOME TAXES

The Company records income tax expense pursuant to Statement of Financial Accounting Standards No. 109, “Accounting For Income Taxes”.  The Company evaluates the deferred tax asset and the valuation reserve on a quarterly basis.  The Company’s effective tax rates for the three months ended March 31, 2002 and 2001 was 33.4% and 31.4%, respectively.

ASSET/LIABILITY MANAGEMENT

The principal objective of the Company’s asset/liability management strategy is to reduce the vulnerability of the Company’s earnings to changes in interest rates.  This is accomplished by managing the volume of assets and liabilities maturing, or subject to repricing, and by adjusting rates in relation to market conditions to influence volumes and spreads.

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

INTEREST RATE RISK

Interest rate risk is the sensitivity of income to variations in interest rates over both short-term and long-term horizons.  The primary goal of interest-rate risk management is to control this risk within limits approved by the Board.  These limits reflect the Company’s tolerance for interest-rate risk by identifying exposures, quantifying and hedging them as needed.  The Company quantifies its interest-rate exposures using net interest income simulation models, as well as simpler gap analyses.  The Company manages its interest-rate exposure using a combination of on and off-balance sheet instruments, primarily fixed rate portfolio securities, interest rate swaps, and options.

The Company uses simulation analysis to measure the exposure of net interest income to changes in interest rates over a relatively short time horizon.  Simulation analysis involves projecting future interest income and expense from the Company’s assets, liabilities and off-balance sheet positions under various scenarios.

Management reviews simulation results to ensure the exposure of net interest income to changes in interest rates remains within established limits.  The following table reflects the Company’s estimated exposure, as a percentage of estimated net interest income for the next 12 months as of March 31, 2002.  Interest rates are assumed to shift upward by 200 basis points or downward by 100 basis points.  This asymmetric rate shift reflects the fact that interest rates as of March 31, 2002 are at extremely low levels.  The likelihood of a 200 basis point decline is remote.

Rate Change (Basis Points)	Estimated Exposure as % of Net Interest Income
+200	(1.82)%
-100	(0.47)%

As a component of its asset/liability management activities intended to control interest rate exposure, the Bank has entered into certain off-balance sheet hedging transactions.  Interest rate swap agreements represent transactions, which involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal amounts.  The weighted average fixed payment rates the Company received on its swap agreements were 7.50% and 7.61% at March 31, 2002 and December 31, 2001, while the weighted average rates of variable interest payments were 4.75% and 4.31% at March 31, 2002 and December 31, 2001.  As a result of these interest rate swaps, the Bank realized net revenue of $0.8 million for the three months ended March 31, 2002 and $0.3 million for the March 31, 2001 time period.

Entering into interest rate swap agreements involves both the credit risk of dealing with counterparties and their ability to meet the terms of the contracts and interest rate risk.  While notional principal amounts are generally used to express the volume of these transactions, the amounts potentially subject to credit risk are small due to the structure of the agreements.  The Bank is a direct party to these agreements, which provide for net settlement between the Bank and the counterparty on a periodic basis.  Should the counterparty fail to honor the agreement, the Bank’s credit exposure is limited to the net settlement amount.  The Bank had net receivables on the interest rate swaps of $0.9 million and $1.3 million at March 31, 2002 and December 31, 2001, respectively.

LIQUIDITY AND CAPITAL

Liquidity, as it pertains to the Company, is the ability to generate cash in the most economical way, in order to meet ongoing obligations to pay deposit withdrawals and to fund loan commitments.  The Company’s primary sources of funds are deposits, borrowings, and the amortization, prepayment, and maturities of loans and investments.

A strong source of liquidity is the Company’s core deposits, those deposits which management considers, based on experience, not likely to be withdrawn in the near term.  The Company utilizes its extensive branch-banking network to attract retail customers who provide a stable source of core deposits.   In addition, the Company has established five repurchase agreements with major brokerage firms as potential sources of liquidity.  On March 31, 2002, the Company had no borrowings outstanding under these agreements.  As an additional source of funds, the Bank has entered into repurchase agreements with customers totaling $67.9 million at March 31, 2002.  In addition, as a member of the Federal Home Loan Bank, Rockland has access to approximately $594.6 million of borrowing capacity.  At March 31, 2002, the Company had $297.2 million outstanding under such lines.  The Company actively manages its liquidity position under the direction of the Bank’s Asset/Liability Management Committee.  Periodic review under formal policies and procedures is intended to ensure that the Company will maintain access to adequate levels of available funds.  At March 31, 2002, the Company’s liquidity position was well above policy guidelines.

CAPITAL RESOURCES AND DIVIDENDS

The Company and Rockland are subject to capital requirements established by the Federal Reserve Board and the FDIC, respectively.  One key measure of capital adequacy is the risk-based ratio for which the regulatory agencies have established minimum requirements of 4.00% for Tier 1 risk-based capital and 8.00% for Total risk-based capital.  As of March 31, 2002, the Company had a Tier 1 risked-based capital ratio of 9.68% and a Total risked-based capital ratio of 11.58%.  Rockland had a Tier 1 risked-based capital ratio of 9.98% and a total risked-based capital ratio of 11.23% as of the same date.

An additional capital requirement of a minimum 4.00% Tier 1 leverage capital is mandated by the regulatory agencies for most banking organizations and a 5.00% Tier 1 leverage capital ratio is required for a “well capitalized” institution.  As of March 31, 2002, the Company and the Bank had Tier 1 leverage capital ratios of 6.60% and 6.79%, respectively.

In March, the Company’s Board of Directors declared a cash dividend of $.12 per share to stockholders of record as of the close of business on March 29, 2002.  This dividend was paid on April 12, 2002. On an annualized basis, the dividend payout ratio amounted to 31.24% of the trailing four quarters’ earnings.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

The preceding Management’s Discussion and Analysis and Notes to Consolidated Financial Statements of this Form 10Q contain certain forward-looking statements, including without limitation, statements regarding (i) the level of reserve for loan losses, (ii) the rate of delinquencies and amounts of charge-offs, (iii) the rates of loan growth.  Moreover, the Company may from time to time, in both written reports and oral statements by Company management, express its expectations regarding future performance of the Company.  These forward-looking statements are inherently uncertain and actual results may differ from Company expectations.  The following factors, which, among others, could impact current and future performance include but are not limited to: (i) adverse changes in asset quality and resulting credit risk-related losses and expenses; (ii) adverse changes in the economy of the New England region, the Company’s primary market, (iii) adverse changes in the local real estate market, as most of the Company’s loans are concentrated in Southeastern Massachusetts and a substantial portion of these loans have real estate as collateral; (iv) fluctuations in market rates and prices which can negatively affect net interest margin asset valuations and expense expectations; and (v) changes in regulatory requirements of federal and state agencies applicable to banks and bank holding companies, such as the Company and Rockland, which could have materially adverse effects on the Company’s future operating results.  When relying on forward-looking statements to make decisions with respect to the Company, investors and others are cautioned to consider these and other risks and uncertainties.

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

In July 1995 the Bank filed a Complaint against CA in federal court in Boston which asserted claims for breach of the Agreement, breach of express warranty, breach of the implied covenant of good faith and fair dealing, fraud, and for unfair and deceptive practices in violation of section 11 of Chapter 93A of the Massachusetts General Laws (the “93A Claim”).  The Bank is seeking damages of at least $1.23 million from CA.  Under Massachusetts’s law, interest will be computed at a 12% rate on any damages which the Bank recovers, either from the date of breach or the date on which the case was filed.  If the Bank prevails on the 93A Claim, it shall be entitled to recover its attorney fees and costs and may also recover double or triple damages.  CA asserted a Counterclaim against the Bank for breach of the Agreement.  CA seeks to recover damages of at least $1.1 million from the Bank, plus interest at a rate as high as 24% pursuant to the Agreement.

The non-jury trial of the case was conducted in January 2001.  The trial concluded with post-trial submissions to and argument before the Court in February 2001.  The Company has considered the potential impact of this case, and all cases pending in the normal course of business, when preparing its financial statements.  While the trial court decision may affect the Company’s operating results for the quarter in which the decision is rendered in either a favorable or unfavorable manner, the final outcome of this case will not likely have any material, long-term impact on the Company’s financial condition.

Item 2.  Changes in Securities and Use of Proceeds - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information

The financial information detailed below is included hereafter in this report:

Consolidated Statements of Changes in Stockholders’ Equity -
Three months ended March 31, 2002 and the year ended
December 31, 2001

Consolidated Average Balance Sheet and Average Rate Data —

Three months ended March 31, 2002 and 2001.

Item 6.  Exhibits and Reports on Form 8-K

(a)             Reports on Form 8-K

The Company did not file any reports on Form 8-K during the
quarter ended March 31, 2002.

INDEPENDENT BANK CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited - Dollars in Thousands, Except Share and Per Share Data)

	COMMON STOCK	TREASURY STOCK	SURPLUS	RETAINED EARNINGS	OTHER ACCUMULATED COMPREHENSIVE INCOME	TOTAL
BALANCE DECEMBER 31, 2001	$149	$(8,369)	$43,633	$92,779	$5,069	$133,261
Net Income				6,401		6,401
Cash Dividends Declared ($.12 per share)				(1,722)		(1,722)
Write off of Stock Issuance Costs, Net of Tax			(738)			(738)
Proceeds From Exercise of Stock Options		455	(154)			301
Tax Benefit on Stock Option Exercise			63			63
Increase in fair value of derivatives during period					(373)	(373)
Change in Unrealized Gain on Securities Available For Sale, Net of Tax					(523)	(523)
BALANCE MARCH 31, 2002	$149	$(7,914)	$42,804	$97,458	$4,173	$136,670

INDEPENDENT BANK CORP.

SUPPLEMENTAL FINANCIAL INFORMATION

CONSOLIDATED AVERAGE BALANCE SHEET AND AVERAGE RATE DATA

(Unaudited - Dollars In Thousands)

FOR THE THREE MONTHS ENDED MARCH 31,	AVERAGE BALANCE 2002	INTEREST EARNED/ PAID 2002	AVERAGE YIELD 2002

Interest-Earning Assets:
Federal Funds Sold and Assets Purchased Under Resale Agreement	$9,063	$45	1.97%
Trading Assets	1,150	3	1.04%
Taxable Investment Securities	643,132	9,857	6.13%
Non-taxable Investment Securities (1)	54,487	948	6.96%
Loans (1)	1,303,802	24,583	7.54%
Total Interest-Earning Assets	$2,011,634	$35,436	7.05%
Cash and Due from Banks	58,520
Other Assets	102,934
Total Assets	$2,173,088

Interest-Bearing Liabilities:
Savings and Interest Checking Accounts	$409,464	$828	0.81%
Money Market & Super Interest Checking Accounts	271,818	1,314	1.93%
Time Deposits	527,944	4,723	3.58%
Federal Funds Sold and Assets Purchased Under Resale Agreement	67,677	193	1.14%
Treasury Tax and Loan Notes	5,248	16	1.21%
Federal Home Loan Bank Borrowings	309,379	3,725	4.82%
Total Interest-Bearing Liabilities	$1,591,530	$10,799	2.71%
Demand Deposits	364,531

Company-Obligated Mandatorily Redeemable Securities of Subsidiary Holding Solely Parent Company Debentures of the Corporation	59,394
Other Liabilities	21,710
Total Liabilities	$2,037,165
Stockholders’ Equity	135,923
Total Liabilities and Stockholders’ Equity	$2,173,088

Net Interest Income		$24,637

Interest Rate Spread (2)			4.34%

Net Interest Margin (2)			4.90%

(1)      The total amount of adjustment to present interest income and yield on a fully tax-equivalent basis is $384 for the three months ended March 31, 2002

(2)      Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.  Net interest margin represents net interest income as a percent of average interest-earning assets.

INDEPENDENT BANK CORP.

SUPPLEMENTAL FINANCIAL INFORMATION

CONSOLIDATED AVERAGE BALANCE SHEET AND AVERAGE RATE DATA

(Unaudited - Dollars In Thousands)

FOR THE THREE MONTHS ENDED MARCH 31,	AVERAGE BALANCE 2001	INTEREST EARNED/ PAID 2001	AVERAGE YIELD 2001

Interest-Earning Assets:
Federal Funds Sold and Assets Purchased Under Resale Agreement	$10,895	$150	5.51%
Trading Assets	479	2	1.67%
Taxable Investment Securities	555,457	9,852	7.09%
Non-taxable Investment Securities (1)	38,095	726	7.62%
Loans (1)	1,185,591	25,278	8.53%
Total Interest-Earning Assets	$1,790,517	$36,008	8.04%
Cash and Due from Banks	66,554
Other Assets	105,235
Total Assets	$1,962,306

Interest-Bearing Liabilities:
Savings and Interest Checking Accounts	$363,827	$2,007	2.21%
Money Market & Super Interest Checking Accounts	193,131	940	1.95%
Time Deposits	587,007	8,372	5.70%
Federal Funds Sold and Assets Purchased Under Resale Agreement	70,223	798	4.55%
Treasury Tax and Loan Notes	4,196	46	4.39%
Federal Home Loan Bank Borrowings	233,263	3,247	5.57%
Total Interest-Bearing Liabilities	$1,451,647	$15,410	4.25%
Demand Deposits	321,285

Company-Obligated Mandatorily Redeemable Securities of Subsidiary Holding Solely Parent Company Debentures of the Corporation	51,330
Other Liabilities	21,337
Total Liabilities	$1,845,599
Stockholders’ Equity	116,707
Total Liabilities and Stockholders’ Equity	$1,962,306

Net Interest Income		$20,598

Interest Rate Spread (2)			3.79%

Net Interest Margin (2)			4.60%

(1)     The total amount of adjustment to present interest income and yield on a fully tax-equivalent basis is $300 for the three months ended March 31, 2001.

(2)     Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.  Net interest margin represents net interest income as a percent of average interest-earning assets.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDEPENDENT BANK CORP.
(registrant)

Date: May 8, 2002	/s/ Douglas H. Philipsen
Douglas H. Philipsen
President, Chairman of the Board and Chief Executive Officer

Date: May 8, 2002	/s/ Denis K. Sheahan
Denis K. Sheahan
Chief Financial Officer and Treasurer
(Principal Financial and Principal Accounting Officer)

INDEPENDENT BANK CORP.
(registrant)