Form 10-Q
period 2002-06-30
INDEPENDENT BANK CORP
filed 2002-08-13
CIK 776901

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Yes  ☒                No  ☐

As of August 1, 2002, there were 14,443,866 shares of the issuer’s common stock outstanding, par value $.01 per share.

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

INDEPENDENT BANK CORP.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

	June 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
CASH AND DUE FROM BANKS	$70,529	$66,967
FEDERAL FUNDS SOLD & SHORT TERM INVESTMENTS	11,500	6,000
TRADING ASSETS	1,106	1,150
SECURITIES AVAILABLE FOR SALE	549,259	569,288
SECURITIES HELD TO MATURITY	159,064	132,754
FEDERAL HOME LOAN BANK STOCK	17,036	17,036
LOANS
Commercial & Industrial	147,383	151,287
Commercial Real Estate	474,609	463,052
Residential Real Estate	239,351	229,123
Real Estate Construction	58,594	47,208
Consumer - Installment	329,902	324,271
Consumer - Other	94,093	83,997
TOTAL LOANS	1,343,932	1,298,938
LESS: RESERVE FOR LOAN LOSSES	(19,953)	(18,190)
NET LOANS	1,323,979	1,280,748
BANK PREMISES AND EQUIPMENT, Net	31,019	29,919
INTANGIBLE ASSETS	34,906	36,236
BANK OWNED LIFE INSURANCE	36,179	35,233
OTHER ASSETS	25,563	23,857
TOTAL ASSETS	$2,260,140	$2,199,188
LIABILITIES
DEPOSITS
Demand Deposits	$406,776	$378,663
Savings and Interest Checking Accounts	432,050	413,198
Money Market and Super Interest Checking Accounts	341,487	249,328
Time Certificates of Deposit over $100,000	109,036	132,545
Other Time Certificates of Deposits	384,417	407,884
TOTAL DEPOSITS	1,673,766	1,581,618
FEDERAL FUNDS PURCHASED AND ASSETS SOLD UNDER REPURCHASE AGREEMENTS	67,092	66,176
TREASURY TAX AND LOAN NOTES	6,235	6,967
FEDERAL HOME LOAN BANK BORROWINGS	295,415	313,934
OTHER LIABILITIES	25,328	21,903
TOTAL LIABILITIES	$2,067,836	$1,990,598
CORPORATION-OBLIGATED MANDATORILY REDEEMABLE TRUST PREFERRED SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES OF THE CORPORATION	$47,798	$75,329
STOCKHOLDERS’ EQUITY
Preferred Stock, $.01 par value. Authorized: 1,000,000 Shares Outstanding: None	—	—
Common Stock, $.01 par value. Authorized: 30,000,000 Issued: 14,863,821 Shares at June 30, 2002 and December 31, 2001	149	149
Treasury Stock: 420,955 Shares at June 30, 2002 and 536,285 at December 31, 2001	(6,583)	(8,369)
Total Outstanding Stock: 14,442,866 at June 30, 2002 and 14,327,536 at December 31, 2001 Paid-in-Capital	42,012	43,633
Retained Earnings	99,507	92,779
Other Accumulated Comprehensive Income, Net of Tax	9,421	5,069
TOTAL STOCKHOLDERS’ EQUITY	144,506	133,261
TOTAL LIABILITIES, MINORITY INTEREST IN SUBSIDIARIES, AND STOCKHOLDERS’ EQUITY	$2,260,140	$2,199,188

The accompanying notes are an integral part of these consolidated financial statements.

INDEPENDENT BANK CORP

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited - In Thousands, Except Share and Per Share Amounts)

	SIX MONTHS ENDED JUNE 30,		THREE MONTHS ENDED JUNE 30,
	2002	2001	2002	2001

INTEREST INCOME
Interest on Loans	$49,399	$50,403	$24,878	$25,178
Interest and Dividends on Securities	21,273	20,531	10,789	10,200
Interest on Trading Assets	7	3	5	1
Interest on Federal Funds Sold and Short Term Investments	141	440	96	290
Total Interest Income	70,820	71,377	35,768	35,669
INTEREST EXPENSE
Interest on Deposits	13,553	21,450	6,688	10,132
Interest on Borrowings	7,944	8,055	4,010	3,963
Total Interest Expense	21,497	29,505	10,698	14,095
Net Interest Income	49,323	41,872	25,070	21,574
PROVISION FOR LOAN LOSSES	2,400	1,514	1,200	864
Net Interest Income After Provision For Loan Losses	46,923	40,358	23,870	20,710
NON-INTEREST INCOME
Service Charges on Deposit Accounts	4,806	4,165	2,471	2,213
Investment Management Services	2,946	2,357	1,371	1,275
Mortgage Banking Income	1,640	1,195	680	720
BOLI Income	908	887	450	444
Net Gain on Sales of Securities	—	1,202	—	53
Other Non-Interest Income	1,260	1,052	609	563
Total Non-Interest Income	11,560	10,858	5,581	5,268
NON-INTEREST EXPENSES
Salaries and Employee Benefits	18,682	17,102	9,651	8,813
Occupancy and Equipment Expenses	4,319	4,806	2,071	2,393
Data Processing & Facilities Management	2,174	1,976	1,093	1,031
Impairment Charge	4,372	—	4,372	—
Intangible Assets Amortization	1,331	1,416	666	708
Other Non-Interest Expenses	9,911	8,143	4,984	4,480
Total Non-Interest Expenses	40,789	33,443	22,837	17,425
Minority Interest Expense	2,868	2,766	1,399	1,383
INCOME BEFORE INCOME TAXES	14,826	15,007	5,215	7,170
PROVISION FOR INCOME TAXES	4,642	4,711	1,432	2,251
NET INCOME	$10,184	$10,296	$3,783	$4,919

LESS: TRUST PREFERRED ISSUANCE COSTS WRITE-OFF	$1,505	$—	$767	$—
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$8,679	$10,296	$3,016	$4,919
BASIC EARNINGS PER SHARE	$0.60	$0.72	$0.21	$0.34
DILUTED EARNINGS PER SHARE	$0.59	$0.72	$0.21	$0.34

Weighted average common shares (Basic)	14,383,385	14,266,634	14,414,068	14,272,386
Common stock equivalents	235,506	129,840	224,669	148,555
Weighted average common shares (Diluted)	14,618,891	14,396,474	14,638,737	14,420,941

The accompanying notes are an integral part of these consolidated financial statements.

INDEPENDENT BANK CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited - In Thousands)

	SIX MONTHS ENDED JUNE 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$10,184	$10,296
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED FROM OPERATING ACTIVITIES:
Depreciation and amortization	3,974	3,708
Provision for loan losses	2,400	1,514
Loans originated for resale	(66,525)	(49,270)
Proceeds from mortgage loan sales	66,601	48,903
(Gain)/loss on sale of mortgages	(76)	367
Gain recorded from mortgage servicing rights	(366)	(206)
Impairment charge on Security	4,372	—
Changes in assets and liabilities:
Increase in other assets	(1,099)	(5,493)
Increase in other liabilities	1,659	71
TOTAL ADJUSTMENTS	10,940	(406)
NET CASH PROVIDED FROM OPERATING ACTIVITIES	21,124	9,890
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of Securities Held to Maturity	4,450	701
Proceeds from maturities/sales of Securities Available For Sale	108,192	169,477
Purchase of Securities Held to Maturity	(36,023)	(26,904)
Purchase of Securities Available For Sale	(81,729)	(172,640)
Net increase in Loans	(45,630)	(43,248)
Investment in Bank Premises and Equipment	(3,211)	(2,710)
NET CASH USED IN INVESTING ACTIVITIES	(53,951)	(75,324)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in Time Deposits	(46,976)	(40,967)
Net increase in Other Deposits	139,124	88,061
Net increase (decrease) in Federal Funds Purchased and Assets Sold Under Repurchase Agreements	916	(8,085)
Net (decrease) increase in Federal Home Loan Bank Borrowings	(18,519)	60,000
Net decrease in Treasury Tax & Loan Notes	(732)	(2,979)
Redemption of corporation-obligated mandatorily redeemable trust preferred securities of subsidiary trust holding solely junior subordinated debentures of the Corporation	(53,750)	—
Issuance of corporation-obligated mandatorily redeemable trust preferred securities of subsidiary trust holding solely junior subordinated debentures of the Corporation	23,834	—
Proceeds from stock issuance	1,291	164
Dividends Paid	(3,299)	(2,995)
NET CASH PROVIDED FROM FINANCING ACTIVITIES	41,889	93,199
NET INCREASE IN CASH AND CASH EQUIVALENTS	9,062	27,765
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE YEAR	72,967	58,005
CASH AND CASH EQUIVALENTS AS OF JUNE 30,	82,029	85,769
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest on deposits and borrowings	$21,004	$33,982
Minority Interest	2,868	2,766
Income taxes	2,852	2,516
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Increase in fair value of derivatives, net of tax	1,948	675
Transfer of securities from HTM to AFS	750	102,801
Issuance of shares from Treasury Stock for the exercise of stock options	1,786	316
Write-off of unamortized Trust Preferred issuance costs upon redemption, net of tax	1,505	—

DISCLOSURE OF ACCOUNTING POLICY:

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and fed funds sold and assets purchased under resale agreements.  Generally, federal funds are sold for up to two week periods.

The accompanying notes are an integral part of these consolidated financial statements.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

Independent Bank Corp. (the “Company”) is a state chartered, federally registered bank holding company headquartered in Rockland, Massachusetts.  The Company is the sole stockholder of Rockland Trust Company (“Rockland” or “the Bank”), a Massachusetts trust company chartered in 1907.    The Company’s other subsidiaries are Independent Capital Trust III and Independent Capital Trust IV, each of which have issued trust preferred securities to the public.  Independent Capital Trust I and II were liquidated earlier this year upon redemption of their trust preferred securities.  The Bank’s subsidiaries consist of two Massachusetts securities corporations; RTC Securities Corp. and RTC Securities Corp. X, as well as South Shore Holdings, Ltd., a holding Company for Rockland Preferred Capital Corporation, a Massachusetts Real Estate Investment Trust (REIT).

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included.  Operating results for the six months and the three month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002 or any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission.

RECENT ACCOUNTING DEVELOPMENTS

In June 2001, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (SFAS No. 141), and SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142).  SFAS No.141 addresses accounting for business acquisitions occurring after June 30, 2001.  SFAS No. 142 addresses the method of identifying goodwill and other intangible assets acquired in a business combination and eliminates further amortization of non-SFAS No. 72 goodwill, which is discussed further below, subject to a periodic evaluation of goodwill balances for impairment.  SFAS No. 142, like SFAS No. 141, took effect for transactions occurring after June 30, 2001.  With respect to goodwill and intangible assets acquired prior to June 30, 2001, SFAS No. 142 became effective for the Company on January 1, 2002.

On October 17, 2001, the FASB issued Action Alert No. 01-37.  That Action Alert reported a conclusion reached by the FASB at its October 10, 2001 meeting regarding the application of SFAS No. 141 and SFAS No. 142 with respect to goodwill accounting for bank branch acquisitions.  The conclusion set forth in such Action Alert, states that paragraph 5 of SFAS No. 72, “Accounting for Certain Acquisitions of Banking or Thrift Institutions,” “applies to all acquisitions of financial institutions (or branches thereof) whether ‘troubled’ or not, in which the fair value of the liabilities assumed exceeds the fair value of tangible and intangible assets acquired.”

On May 10, 2002, the FASB issued an exposure draft of the Proposed SFAS, “Acquisitions of Certain Financial Institutions”, an amendment of FASB Statements No. 72 and No. 144 and FASB Interpretation No.9. The exposure draft states that the FASB has concluded that  “most of the guidance in Statement 72 is no longer necessary because” the unidentifiable intangible asset that is required to be recognized under paragraph 5 of Statement 72 represents goodwill that should be accounted for under Statement 142,” and “Statement 141 provides guidance for recognizing acquired intangible assets separate from goodwill.” The guidance allows only those financial institutions that recognized their core deposit intangibles separately from the unidentifiable intangible asset after the date of the acquisition to cease amortization of their goodwill.  The Company combined core deposit intangibles and other unidentifiable intangible assets resulting from the acquisition of 16 FleetBoston branches in 2000, and are amortizing such assets over a 15-year period on a straight-line basis. Thus, the Exposure Draft, as proposed, will not impact the Company’s accounting.  The comment period for this exposure draft ended on June 24, 2002.  The FASB discussed the exposure draft and comments at their July 31, 2002 meeting.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (SFAS No. 145). SFAS No. 145 addresses financial accounting and reporting of gains and losses from extinguishment of debt. SFAS No. 145 requires gains and losses resulting from the extinguishment of debt to be classified as extraordinary items only if they meet the criteria in Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. This statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements,” and amends SFAS No. 13, “Accounting for Leases.” SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with early application encouraged.  The Company does not believe the adoption of this Statement will have a material impact on the Company’s Consolidated Financial Statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. The statement supersedes Emerging Issues Task Force (EITF) Issue NO. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.

REDEMPTION/ISSUANCE OF TRUST PREFERRED SECURITIES

On December 11, 2001, the Company issued, through Independent Trust III, 1,000,000 shares of 8.625% Trust Preferred Securities, $25 face value, due December 31, 2031 but callable at the option of the Company on or after December 31, 2006.  On January 31, 2002, the Company used the net proceeds from the transaction to call the 1,000,000 shares of 11% Trust Preferred Securities issued by Independent Capital Trust II on January 31, 2000.  On April 12, 2002, the Company issued through Independent Capital Trust IV an additional 1,000,000 shares of 8.375% Trust Preferred Securities, $25 face value, due April

30, 2032, but callable at the option of the Company on or after April 30, 2007.  The Company used the net proceeds from the transaction to call on May 20, 2002, the 1,150,000 shares of 9.28% Trust Preferred Securities issued by Independent Capital Trust I in May of 1997.  The Company expects the refinancing of the 11% and 9.28% Trust Preferred Security issuances to reduce the Company’s annual pre-tax minority interest expense by approximately $1.2 million.

WORLDCOM BOND IMPAIRMENT CHARGE

The Company recognized a pre-tax securities’ impairment charge of $4.4 million ($2.5 million net of tax, or 17 cents per diluted share) during the second quarter of 2002 on an investment in corporate bonds issued by WorldCom Inc. (the “WorldCom Bonds”) with a book value of $5.1 million.  The WorldCom Bonds have a 7.875% coupon and a May 15, 2003 maturity date.  Upon determination of the impairment on the WorldCom Bonds, the securities were reclassified from held to maturity to available for sale.  The Bank has ceased accruing interest on the securities and has included the remaining investment in non-performing assets at its fair value of $900,000 as of June 30, 2002.

SUBSEQUENT EVENT; SALE OF WORLDCOM BONDS

On July 18, 2002 the Company sold the WorldCom Bonds for $712,500, with a book value of $750,000, resulting in a realized loss of $37,500 to be recognized in the third quarter of 2002.

CONTINGENCY:  REAL ESTATE INVESTMENT TRUST

Management of the Company is aware that the Massachusetts Department of Revenue (“DOR”) has issued Notices of Intent to Assess additional state excise taxes to financial institutions in the Commonwealth that have a REIT in their corporate structure for tax years ending 1999 and 2000.  Rockland formed a REIT subsidiary in 1997.  While the Company has not yet received a notice from the DOR, management believes that a notice may be forthcoming that may assess additional excise tax.  Should the DOR issue a similar notice to the Company, management has estimated the impact would be approximately $3.1 million (net of federal deduction) for 1999 through June of 2002 (the current reporting period), excluding interest and penalties.  No provision has been made in the Company’s financial statements for the amounts assessed or additional amounts that might be assessed in the future.  The Company intends to vigorously appeal the assessment when and if issued.

EARNINGS PER SHARE

Stated below are the basic and diluted earnings per share for the six months and three months ended June 30, 2002 and June 30, 2001.

EARNINGS PER SHARE

(In Thousands, Except Per Share Data)

	NET INCOME		LESS: TRUST PREFERRED ISSUANCE COSTS WRITE-OFF NET OF TAX		EARNINGS FOR EPS		WEIGHTED AVERAGE SHARES		NET INCOME PER SHARE
For the six months ended June 30,	2002	2001	2002	2001	2002	2001	2002	2001	2002	2001
Basic EPS	$10,184	$10,296	$1,505	$—	$8,679	$10,296	14,383,385	14,266,634	$0.60	$0.72
Effect of dilutive securities							235,506	129,840	$0.01	$—
Diluted EPS	$10,184	$10,296	$1,505	$—	$8,679	$10,296	14,618,891	14,396,474	$0.59	$0.72

	NET INCOME		LESS: TRUST PREFERRED ISSUANCE COSTS WRITE-OFF NET OF TAX		EARNINGS FOR EPS		WEIGHTED AVERAGE SHARES		NET INCOME PER SHARE
For the three months ended June 30,	2002	2001	2002	2001	2002	2001	2002	2001	2002	2001
Basic EPS	$3,783	$4,919	$767	$—	$3,016	$4,919	14,414,068	14,272,386	$0.21	$0.34
Effect of dilutive securities							224,669	148,555	$—	$—
Diluted EPS	$3,783	$4,919	$767	$—	$3,016	$4,919	14,638,737	14,420,941	$0.21	$0.34

There were 5,788 and 188,750 options to purchase common stock excluded from the calculation of diluted earnings per share for the six months ended June 30, 2002 and the six months ended June 30, 2001, respectively, because the options’ exercise price was greater than the average market price of the common shares for the quarter and their inclusion would have been anti-dilutive.  There were 11,640 and 188,750 options to purchase common stock excluded from the calculation of diluted earnings per share for the three months ended June 30, 2002 and the three months ended June 30, 2001, respectively.

COMPREHENSIVE INCOME

Information on the Company’s comprehensive income, presented net of taxes, is set forth below for the six months and three months ended June 30, 2002 and June 30, 2001.

Comprehensive income is reported net of taxes, as follows:

(In Thousands)

	FOR THE SIX MONTHS ENDED		FOR THE THREE MONTHS ENDED
	JUNE 30, 2002	JUNE 30, 2001	JUNE 30, 2002	JUNE 30, 2001
Net Income	$10,184	$10,296	$3,783	$4,919
Other Comprehensive Income:
Cumulative effect of FAS 133 adoption
Fair value of derivatives at January 1, 2001	—	467	—	—
Reclassification of securities from HTM to AFS on January 1, 2001	—	(96)	—	—

Unrealized gain on securities available for sale	3,614	4,026	4,136	1,043
Less: reclassification adjustment for realized gains included in net earnings	—	(781)	—	(34)
Net change in unrealized gain on securities available for sale	3,614	3,245	4,136	1,009
Decrease/Increase in fair value of derivatives during the period	738	207	1,111	(155)
Other Comprehensive Income	4,352	3,823	5,247	854
Comprehensive Income	$14,536	$14,119	$9,030	$5,773

SEGMENT INFORMATION

The Company has identified its reportable operating business segment as community banking, based on how the business is strategically managed by the Chief Executive Officer, who is the chief operating decision-maker.  The Company’s community banking business segment consists of commercial banking, retail banking, and investment management.   The community banking business segment is managed as a single strategic unit which derives its revenues from a wide range of banking services, including lending activities, acceptance of demand, savings and time deposits, investment management, and mortgage servicing income from investors.  The Company does not have a single customer from whom it derives ten percent or more of its revenues, and operates in the southeastern area of Massachusetts.

Non-reportable operating segments of the Company’s operations, which do not have similar characteristics to the community banking operations and do not meet the quantitative thresholds requiring disclosure, are included in the other category in the disclosure of business segments below.  These non-reportable segments include financial information with respect to the Company, Independent Capital Trust I, Independent Capital Trust II, Independent Capital Trust III and Independent Capital Trust IV.

Information about reportable segments and reconciliation of such information to the consolidated financial statements for the six months and three months ended June 30, 2002 and 2001 follows:

RECONCILIATION TO CONSOLIDATED FINANCIAL INFORMATION

(In Thousands)

	Community Banking	Other	Eliminations	Consolidated
For the six months ended June 30, 2002
Net Interest Income	$49,188	$135	$—	$49,323
Non-Interest Income	11,560	11,521	(11,521)	11,560
Net Income	11,435	10,270	(11,521)	10,184
Total Assets	2,258,740	250,143	(248,743)	2,260,140

For the six months ended June 30, 2001
Net Interest Income	$41,847	$(2,768)	$2,793	$41,872
Non-Interest Income	10,858	14,569	(14,569)	10,858
Net Income	11,692	10,380	(11,776)	10,296
Total Assets	2,057,914	236,801	(236,137)	2,058,578

	Community Banking	Other	Eliminations	Consolidated
For the three months ended June 30, 2002
Net Interest Income	$24,998	$72	$—	$25,070
Non-Interest Income	5,581	3,663	(3,663)	5,581
Net Income	3,621	3,825	(3,663)	3,783

For the three months ended June 30, 2001
Net Interest Income	$21,560	$(2,779)	$2,793	$21,574
Non-Interest Income	5,268	8,147	(8,147)	5,268
Net Income	5,311	4,962	(5,354)	4,919

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

FOR THE SIX MONTHS ENDED JUNE 30, 2002

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

SUMMARY

For the six months ended June 30, 2002, the Company recorded net income of $10.2 million compared with net income of $10.3 million for the same period last year.  Diluted earnings per share were $0.59 for the six months ended June 30, 2002, compared to $0.72 per share for the prior six months ended June 30, 2001.

The Company’s results for the six months period ended June 30, 2002 were primarily impacted by its recognition of a pre-tax securities’ impairment charge of $4.4 million ($2.5 million net of tax, or 17 cents per diluted share) during the second quarter of 2002 on an investment in WorldCom Bonds with a book value of $5.1 million.  The WorldCom Bonds have a 7.875% coupon and a May 15, 2003 maturity date.  Upon determination of the impairment, of the WorldCom Bonds, the securities were reclassified from held to maturity to available for sale.  The Bank has ceased accruing interest on the securities and has included the remaining investment in non-performing assets at its fair value of $900,000 as of June 30, 2002.   We disposed of the WorldCom Bonds subsequent to the end of the quarter.  See the “Subsequent Event” note in the Notes to Consolidated Financial Statements herein.

We regard net operating earnings to be a more meaningful representation of the Company’s performance.  Net operating earnings are earnings before gains on sales of securities and the impairment charge on investments.  For the six months ended June 30, 2002, the Company recorded net operating earnings of $12.7 million.  This represents an increase of 33.8% from the $9.5 million of net operating earnings reported for the six months ended June 30, 2001, which excludes security gains of $0.8 million, net of tax.  Diluted operating earnings per share were $0.87 and $0.66 for the six months ended June 20, 2002 and 2001, respectively, excluding security gains during the second quarter of 2001 and the impact of the redeemed trust preferred securities issuance costs write-off and the WorldCom Bonds impairment charge in the second quarter of 2002.  Net interest income increased $7.5 million or 17.8%.  The provision for loan losses increased to $2.4 million for the first six months of 2002, compared with $1.5 million for the same period last year.  Non-interest income increased $1.9 million, or

19.7% excluding security gains in 2001, while non-interest expense increased $3.0 million, or 8.9%, excluding the WorldCom Bonds impairment charge, over the first six months of 2001.

During the second quarter the Company, through a subsidiary Trust, redeemed $28.8 million of 9.28% Trust Preferred Securities which were issued in May of 1997.  This redemption was another step in a refinancing strategy designed to lower the Company’s cost of capital which began in December 2001, when the Company issued $25 million of 8.625% Trust Preferred Securities and concluded in April 2002 with the issuance of $25 million of 8.375% Trust Preferred Securities.  In accordance with GAAP, the unamortized portion of the issuance costs ($767,000, net of tax) on the 9.28% Trust Preferred Securities were written-off during the second quarter as a charge to equity and included within the calculation of earnings per share available to common shareholders.   Also, as previously announced, in the first quarter of 2002 the Company wrote-off, the unamortized portion of the issuance costs ($738,000, net of tax) associated with the $25 million of 11% Trust Preferred Securities which were effectively refinanced by the issuance of the aforementioned $25 million 8.625% Trust Preferred Securities.

The annualized consolidated returns on average equity and average assets for the first six months of 2002 were 14.78% and 0.92%, respectively, compared to 17.16% and 1.04% reported for the same period last year.  On an operating basis, the annualized returns on average equity and average assets for the six months ended June 30, 2002 were 18.48% and 1.15%, respectively, compared to 15.86% and 0.96% reported for the six months ended June 30, 2001.

CONSOLIDATED AVERAGE BALANCE SHEET AND AVERAGE RATE DATA

CONSOLIDATED AVERAGE BALANCE SHEET AND AVERAGE RATE DATA

(Unaudited - Dollars in Thousands)

FOR THE SIX MONTHS ENDED JUNE 30,	AVERAGE BALANCE 2002	INTEREST EARNED/ PAID 2002	AVERAGE YIELD 2002

Interest-earning Assets:
Federal Funds Sold and Assets Purchased Under Resale Agreement	$14,638	$141	1.93%
Trading Assets	1,152	7	1.22%
Taxable Investment Securities	656,944	19,993	6.09%
Non-taxable Investment Securities (1)	55,401	1,939	7.00%
Loans (1)	1,316,890	49,535	7.52%
Total Interest-Earning Assets	$2,045,025	$71,615	7.00%
Cash and Due from Banks	59,448
Other Assets	103,578
Total Assets	$2,208,051

Interest-bearing Liabilities:
Savings and Interest Checking Accounts	$414,784	$1,691	0.82%
Money Market & Super Interest Checking Accounts	301,066	2,917	1.94%
Time Deposits	518,628	8,945	3.45%
Federal Funds Sold and Assets Purchased Under Resale Agreement	68,488	393	1.15%
Treasury Tax and Loan Notes	4,092	22	1.08%
Federal Home Loan Bank borrowings	303,020	7,529	4.97%
Total Interest-Bearing Liabilities	$1,610,078	$21,497	2.67%
Demand Deposits	378,730

Company-Obligated Mandatorily Redeemable Securities of Subsidiary Holding Solely Parent Company Debentures of the Corporation	59,572
Other Liabilities	21,892
Total Liabilities	$2,070,272
Stockholders’ Equity	137,779
Total Liabilities and Stockholders’ Equity	$2,208,051

Net Interest Income		$50,118

Interest Rate Spread (2)			4.33%

Net Interest Margin (2)			4.90%

(1)               The total amount of adjustment to present interest income and yield on a fully tax-equivalent basis is $795 for the six months ended June 30, 2002

(2)               Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.  Net interest margin represents annualized net interest income as a percent of average interest-earning assets.

FOR THE SIX MONTHS ENDED JUNE 30,	AVERAGE BALANCE 2001	INTEREST EARNED/ PAID 2001	AVERAGE YIELD 2001

Interest-earning Assets:

Federal Funds Sold and Assets Purchased Under Resale Agreement	$18,363	$440	4.79%
Trading Assets	459	3	1.31%
Taxable Investment Securities	560,158	19,564	6.99%
Non-taxable Investment Securities (1)	38,686	1,465	7.57%
Loans (1)	1,198,891	50,521	8.43%
Total Interest-Earning Assets	$1,816,557	$71,993	7.93%
Cash and Due from Banks	66,742
Other Assets	105,913
Total Assets	$1,989,212

Interest-bearing Liabilities:
Savings and Interest Checking Accounts	$371,932	$4,017	2.16%
Money Market & Super Interest Checking Accounts	207,975	1,955	1.88%
Time Deposits	569,489	15,478	5.44%
Federal Funds Sold and Assets Purchased Under Resale Agreement	66,417	1,318	3.97%
Treasury Tax and Loan Notes	4,031	72	3.57%
Federal Home Loan Bank borrowings	245,995	6,665	5.42%
Total Interest-Bearing Liabilities	$1,465,839	$29,505	4.03%
Demand Deposits	330,421

Company-Obligated Mandatorily Redeemable Securities of Subsidiary Holding Solely Parent Company Debentures of the Corporation	51,358
Other Liabilities	21,581
Total Liabilities	$1,869,199
Stockholders’ Equity	120,013
Total Liabilities and Stockholders’ Equity	$1,989,212

Net Interest Income		$42,488

Interest Rate Spread (2)			3.90%

Net Interest Margin (2)			4.68%

(1)               The total amount of adjustment to present interest income and yield on a fully tax-equivalent basis is $616 for the six months ended June 30, 2001

(2)               Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.  Net interest margin represents annualized net interest income as a percent of average interest-earning assets.

NET INTEREST INCOME

The discussion of net interest income, which follows, is presented on a fully tax-equivalent basis.  Net interest income for the six months ended June 30, 2002 amounted to $50.1 million, an increase of $7.6 million, or 18.0%, from the comparable time frame in 2001. The Company’s net interest margin for the first six months of 2002 was 4.90%, compared to 4.68% for the comparable 2001 time frame.  The increase in the net interest margin is due to a lower cost of funds and a balance sheet that was well positioned to benefit from the Federal Reserve’s easing of interest rates in 2001.  The Company’s interest rate spread (the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities) increased by 43 basis points to 4.33%.

The average balance of interest-earning assets for the first six months of 2002 amounted to $2.0 billion, an increase of $228.5 million, or 12.6%, from the comparable time frame in 2001.  Loans increased by $118.0 million, or 9.8%, resulting from increases in general business volume, primarily in the commercial and industrial, commercial real estate and residential real estate categories, as well as home equity loans.  Investments increased by $114.2 million, or 19.1%.  Income from interest-earning assets amounted to $71.6 million for the six months ended June 30, 2002, a decrease of $0.4 million, or 0.5%, from the first six months of 2001.  The yield on interest earning assets was 7.00% in 2002 compared to 7.93% in 2001.

Interest income is also impacted by the amount of non-performing loans.  The amount of interest due, but not recognized, on non-performing loans amounted to approximately $106,000 for the six months ended June 30, 2002 compared to $163,000 for the six months ended June 30, 2001.

The average balance of interest-bearing liabilities for the first six months of 2002 was $1.6 billion, or 9.8% higher than the comparable 2001 time frame.  Average interest bearing deposits increased by $85.1 million, or 7.4%, for the first six months of 2002 over the same period last year.  For the six months ended June 30, 2002, average borrowings were $375.6 million.   This represents an increase of $59.2 million or 18.7% from the six months ended June 30, 2001.  Not withstanding the increase in the average balance of interest-bearing liabilities, interest expense on deposits decreased by $7.9 million, or 36.8%, to $13.6 million in the first six months of 2002 and interest expense on borrowings decreased by $0.1 million, or 1.4%, to $7.9 million as compared to the same period last year.  The yield on interest-bearing liabilities was 2.67% in 2002 compared to 4.03% in 2001.

NON-INTEREST INCOME

Non-interest income, excluding security gains, for the six months ended June 30, 2002 was $11.6 million, compared to $9.7 million for the same period in 2001.  Deposit service charge revenue increased by $0.6 million, or 15.4%, from the six months ended June 30, 2001, reflecting growth in core deposits and lower earnings credit rates.   Income from the mortgage banking business increased $0.4 million, or 37.2%, for the six months ended June 30, 2002 as volume continued at high levels reflecting the favorable interest rate environment.  Investment management revenue increased $0.6 million, or 25.0%, for the six months ended June 30, 2002, as compared to the same period last year, primarily attributable to an increase in estate and termination fees.

NON-INTEREST EXPENSES

Non-interest expenses, excluding the WorldCom Bonds impairment charge, increased by $3.0 million, or 8.9%, for the six months ended June 30, 2002 as compared to the same period in 2001.  Salaries and employee benefits increased by $1.6 million, or 9.2%, due to additions to staff needed to support continued growth, employees’ merit increases, and commissions related to mortgage originations. Occupancy and equipment-related expenses decreased $0.5 million, or 10.1%, for the first six months of 2002 compared to the same period last year, largely attributable to branch relocation costs in the second quarter of 2001.  Other non-interest expenses for the first six months of 2002 increased by $1.8 million, or 21.7%, to $9.9 million from $8.1 million in the first six months of 2001. This was mainly due to increased costs associated with information technology consulting, executive recruitment and an unrealized loss recorded on a CRA equity investment.

PROVISION FOR LOAN LOSSES

The provision for loan losses increased to $2.4 million for the six months ended June 30, 2002, compared with $1.5 million for the six months ended June 30, 2001.  For the six months ended June 30, 2002, net loan charge-offs totaled $0.6 million, a decrease of $255,000 from the same period last year. The increase in the provision is commensurate with loan growth and prevailing economic conditions.  See the section on Reserve for Loan Losses for further discussion.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOR THE QUARTER ENDED JUNE 30, 2002

SUMMARY

For the three months ended June 30, 2002, Company recorded net income of $3.8 million compared with net income of $4.9 million for the same period last year.  Diluted earnings per share were $0.21 for the three months ended June 30, 2002, compared to $0.34 per share for the prior year.

The Company’s results for the six months period ended June 30, 2002 were primarily impacted by its recognition of a pre-tax securities’ impairment charge of $4.4 million ($2.5 million net of tax, or 17 cents per diluted share) during the second quarter of 2002 on an investment in WorldCom Bonds with a book value of $5.1 million.  The WorldCom Bonds have a 7.875% coupon and a May 15, 2003 maturity date.  Upon determination of the impairment, of the WorldCom Bonds, the securities were reclassified from held to maturity to available for sale.  The Bank has ceased accruing interest on the securities and has included the remaining investment in non-performing assets at its fair value of $900,000 as of June 30, 2002.   We disposed of the WorldCom Bonds subsequent to the end of the quarter.  See the “Subsequent Event” note in the Notes to Consolidated Financial Statements herein.

For the three months ended June 30, 2002, the Company recorded net operating earnings of $6.3 million.  This represents an increase of 29.5% from the $4.9 million of net operating earnings reported for the three months ended June 30, 2001, which excludes after tax security gains of $34,000 in 2001 and an after tax securities’ impairment charge related to the WorldCom Bonds of $2.5 million in 2002.  Diluted operating earnings per share were $0.43 and $0.34 for the three months ended June 30, 2002 and 2001, respectively, excluding security gains during the second quarter of 2001 and the impact of the redeemed trust preferred securities issuance costs write-off and a the WorldCom Bonds impairment charge in the second quarter of 2002.  Net interest income increased $3.5 million or 16.2%.  The provision for loan losses increased to $1.2 million for the three months ended June 30, 2002, compared with $0.9 million for the same period last year.  Non-interest income increased $0.4 million, or 7.0% excluding security gains in 2001, while non-interest expense increased $1.0 million, or 6.0%, excluding the WorldCom Bonds impairment charge in 2002, compared to the three months ended June 30, 2001.

During the second quarter the Company, through a subsidiary Trust, redeemed $28.8 million of 9.28% Trust Preferred Securities which were issued in May of 1997.  This redemption was another step in a refinancing strategy designed to lower the Company’s cost of capital which began in December 2001, when the Company issued $25 million of 8.625% Trust Preferred Securities and concluded in April 2002 with the issuance of $25 million of 8.375% Trust Preferred Securities.  In accordance with GAAP, the unamortized portion of the issuance costs ($767,000, net of tax) on the 9.28% Trust Preferred Securities were written-off during the second quarter as a charge to equity and included within the calculation of earnings per share available to common shareholders.   Also, as previously announced, in the first quarter of 2002 the Company wrote-off, the unamortized portion of the issuance costs ($738,000, net of tax) associated with the  $25 million of 11% Trust Preferred Securities which were effectively refinanced by the issuance of the aforementioned $25 million 8.625% Trust Preferred Securities.

The annualized consolidated returns on average equity and average assets for the three months ended June 30, 2002 were 10.84% and 0.67%, respectively, compared to 15.96% and 0.98% reported for the same period last year.  On an operating basis, the annualized consolidated returns on average equity and average assets for the three months ended June 30, 2002 were 18.13% and 1.13%, respectively, compared to 15.85% and 0.97% reported for the three months ended June 30, 2001.

CONSOLIDATED AVERAGE BALANCE SHEET AND AVERAGE RATE DATA

CONSOLIDATED AVERAGE BALANCE SHEET AND AVERAGE RATE DATA

(Unaudited - Dollars in Thousands)

FOR THE THREE MONTHS ENDED JUNE 30,	AVERAGE BALANCE 2002	INTEREST EARNED/ PAID 2002	AVERAGE YIELD 2002

Interest-earning Assets:
Federal Funds Sold and Assets Purchased Under Resale Agreement	$20,151	$96	1.91%
Trading Assets	1,153	5	1.73%
Taxable Investment Securities	670,605	10,136	6.05%
Non-taxable Investment Securities (1)	56,305	991	7.04%
Loans (1)	1,329,834	24,952	7.51%
Total Interest-Earning Assets	$2,078,048	$36,180	6.96%
Cash and Due from Banks	60,366
Other Assets	104,217
Total Assets	$2,242,631

Interest-bearing Liabilities:
Savings and Interest Checking Accounts	$420,045	$863	0.82%
Money Market & Super Interest Checking Accounts	329,992	1,602	1.94%
Time Deposits	509,415	4,223	3.32%
Federal Funds Sold and Assets Purchased Under Resale Agreement	69,290	201	1.16%
Treasury Tax and Loan Notes	2,949	6	0.81%
Federal Home Loan Bank borrowings	296,731	3,804	5.13%
Total Interest-Bearing Liabilities	$1,628,422	$10,699	2.63%
Demand Deposits	392,773

Company-Obligated Mandatorily Redeemable Securities of Subsidiary Holding Solely Parent Company Debentures of the Corporation	59,747
Other Liabilities	22,074
Total Liabilities	$2,103,016
Stockholders’ Equity	139,615
Total Liabilities and Stockholders’ Equity	$2,242,631

Net Interest Income		$25,481

Interest Rate Spread (2)			4.33%

Net Interest Margin (2)			4.90%

(1)               The total amount of adjustment to present interest income and yield on a fully tax-equivalent basis is $411 for the three months ended June 30, 2002

(2)               Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.  Net interest margin represents annualized net interest income as a percent of average interest-earning assets.

FOR THE THREE MONTHS ENDED JUNE 30,	AVERAGE BALANCE 2001	INTEREST EARNED/ PAID 2001	AVERAGE YIELD 2001

Interest-earning Assets:
Federal Funds Sold and Assets Purchased Under Resale Agreement	$25,750	$290	4.50%
Trading Assets	438	1	0.91%
Taxable Investment Securities	564,808	9,712	6.88%
Non-taxable Investment Securities (1)	39,270	739	7.53%
Loans (1)	1,212,045	25,242	8.33%
Total Interest-Earning Assets	$1,842,311	$35,984	7.81%
Cash and Due from Banks	66,929
Other Assets	106,582
Total Assets	$2,015,822

Interest-bearing Liabilities:
Savings and Interest Checking Accounts	$379,948	$2,009	2.12%
Money Market & Super Interest Checking Accounts	222,657	1,016	1.83%
Time Deposits	552,162	7,106	5.15%
Federal Funds Sold and Assets Purchased Under Resale Agreement	62,653	520	3.32%
Treasury Tax and Loan Notes	3,868	26	2.69%
Federal Home Loan Bank borrowings	258,587	3,418	5.29%
Total Interest-Bearing Liabilities	$1,479,875	$14,095	3.81%
Demand Deposits	339,457

Company-Obligated Mandatorily Redeemable Securities of Subsidiary Holding Solely Parent Company Debentures of the Corporation	51,386
Other Liabilities	21,822
Total Liabilities	$1,892,540
Stockholders’ Equity	123,282
Total Liabilities and Stockholders’ Equity	$2,015,822

Net Interest Income		$21,889

Interest Rate Spread (2)			4.00%

Net Interest Margin (2)			4.75%

(1)               The total amount of adjustment to present interest income and yield on a fully tax-equivalent basis is $315 for the three months ended June 30, 2001

(2)               Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.  Net interest margin represents annualized net interest income as a percent of average interest-earning assets.

NET INTEREST INCOME

The discussion of net interest income, which follows, is presented on a fully tax-equivalent basis.  Net interest income for the three months ended June 30, 2002 amounted to $25.5 million, an increase of $3.6 million, or 16.4%, from the comparable time frame in 2001. The Company’s net interest margin for the three months ended June 30, 2002 was 4.90%, compared to 4.75% for the comparable 2001 time frame.  The increase in the net interest margin is due to a lower cost of funds and a balance sheet that was well positioned to benefit from the Federal Reserve’s easing of interest rates in 2001.  The Company’s interest rate spread (the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities) increased by 33 basis points to 4.33%.

The average balance of interest-earning assets for the second quarter of 2002 amounted to $2.1 billion, an increase of $235.7 million, or 12.8%, from the comparable time frame in 2001.  Loans increased by $117.8 million, or 9.7%, resulting from increases in general business volume, primarily in the commercial real estate, residential real estate and consumer loan categories.  Investments increased by $123.5 million, or 20.4%.  Income from interest-earning assets amounted to $36.2 million for the three months ended June 30, 2002, an increase of $0.2 million, or 0.5%, from the three months ended June 30, 2001.  The yield on interest earning assets was 6.96% in 2002 compared to 7.81% in 2001.

The average balance of interest-bearing liabilities for the second quarter of 2002 was $1.6 billion, or 10.0% higher than the comparable 2001 time frame.  Average interest bearing deposits increased by $104.7 million, or 9.1%, for the three months ended June 30, 2002 over the same period last year.  For the three months ended June 30, 2002, average borrowings were $369.0 million.   This represents an increase of $43.9 million or 13.5% from the three months ended June 30, 2001.  Not withstanding the increase in the average balance of interest-bearing liabilities, interest expense on deposits decreased by $3.4 million, or 34.0%, to $6.7 million in the second quarter of 2002 and interest expense on borrowings decreased by $47,000, or 1.2%, to $4.0 million as compared to the same period last year.  The yield on interest-bearing liabilities was 2.63% in 2002 compared to 3.81% in 2001.

NON-INTEREST INCOME

Non-interest income, for the three months ended June 30, 2002 was $5.6 million, compared to $5.2 million for the same period in 2001, excluding security gains in 2001.  The only significant change was deposit service charge revenue which increased by $0.3 million, or 11.7%, from the three months ended June 30, 2001, reflecting growth in core deposits and lower earnings credit rates.

NON-INTEREST EXPENSES

Non-interest expenses, excluding the WorldCom Bonds impairment charge, increased by $1.0 million, or 6.0%, for the three months ended June 30, 2002 as compared to the same period in 2001.  Salaries and employee benefits increased by $0.8 million, or 9.5%, due to additions to staff needed to support continued growth, employees’ merit increases, an increase in performance based incentive compensation, and commissions related to mortgage originations. Occupancy and equipment-related expenses decreased $0.3 million, or 13.5%, for the second quarter of 2002 compared to the same period last year, largely attributable to branch relocation costs in the second quarter of 2001. Data processing and facilities management expense increased by $62,000, or 6.0%.  Other non-interest expenses for the second quarter of 2002 increased by $0.5 million, or 11.3%, to $5.0 million from $4.5 million in the second quarter of 2001. This was mainly due to increased costs associated with information technology consulting, executive recruitment costs and an unrealized loss recorded on a CRA equity investment.

PROVISION FOR LOAN LOSSES

The provision for loan losses increased to $1.2 million for the three months ended June 30, 2002, compared with $0.9 million for the six months ended June 30, 2001.  For the three months ended June 30, 2002, net loan charge-offs totaled $0.3 million, a decrease of $65,000 from the same period last year.  The increase in the provision is commensurate with loan growth and prevailing economic conditions.  See the section on Reserve for Loan Losses for further discussion.

FINANCIAL CONDITION

Total assets increased by $61.0 million (+2.8%) from year-end 2001 to a total of $2.3 billion at June 30, 2002.   Total loans increased by $45.0 million (+3.5%) during the six months ended June 30, 2002 as compared to total loans at December 31, 2001.  The increases were mainly in residential and commercial real estate loans, which increased a total of $33.2 million (+4.5%), and consumer loans, which increased $15.7 million (+3.9%), primarily due to an increase in home equity loans.

Total deposits increased by $92.1 million (+5.8%) since year-end 2001.  Core deposits increased by $139.1 million (+13.4%), particularly in the relationship deposit products, which enabled the Company to reduce the balance of more expensive time deposits by $47.0 million (-8.7%).

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

Non-performing assets are comprised of non-performing loans, non-performing investments and Other Real Estate Owned (OREO).  Non-performing loans consist of loans that are more than 90 days past due but still accruing interest and non-accrual loans.  Non-performing investments consists of investments that have been identified as other than temporarily impaired and are no longer accruing interest.  OREO includes properties held by the Bank as a result of foreclosure or by acceptance of a deed in lieu of foreclosure.   Non-performing assets totaled $3.9 million at June 30, 2002 (0.17% of total assets), as compared to the $3.0 million (0.14% of total assets) reported at December 31, 2001.  The increase in non-performing assets is due to the inclusion of the WorldCom Bonds, which had a fair value of $900,000 as of June 30, 2002.  On June 26, 2002, upon impairment, the Bonds were reclassified from held to maturity to available for sale and were recorded at their fair value of $750,000.  The Bonds are marked to fair value through equity and any changes to fair value are reflected in the value of the investment included in non-performing assets.  The Company’s total reserves for loan losses (including the credit quality discount of $0.7 million at June 30, 2002 and $0.8 million at December 31, 2001), as a percentage of the loan portfolio was 1.54% at June 30, 2002 and 1.46% at December 31, 2001.  The percentage of total reserves for loan losses (including the credit quality discount) to non-performing loans was 696.02% at June 30, 2002 compared to 630.18% at December 31, 2001.  The Bank held no OREO property on June 30, 2002.

The following table sets forth information regarding non-performing assets held by the Bank at the dates indicated.

Non-Performing Assets / Loans

(Dollars In Thousands)

	As of June 30, 2002	As of December 31, 2001	As of June 30, 2001
Loans past due 90 days or more but still accruing	$302	$508	$351

Loans accounted for on a non-accrual basis (1)	2,666	2,507	2,776

Total non-performing loans	$2,968	$3,015	$3,127

Impaired investment	900	—	—

Other real estate owned	—	—	—

Total non-performing assets	$3,868	$3,015	$3,127

Restructured loans	$621	$503	$519

Non-performing loans as a percent of gross loans	0.22%	0.23%	0.25%

Non-performing assets as a percent of total assets	0.17%	0.14%	0.15%

(1)               Includes $0.1 million of restructured non-accruing loans at June 30, 2002, December 31, 2001, and June 30, 2001.

In the course of resolving non-performing loans, the Bank may choose to restructure the contractual terms of certain commercial and real estate loans.  Terms may be modified to fit the ability of the borrower to repay in line with its current financial status. It is the Bank’s policy to maintain restructured loans on non-accrual status for approximately six months before management considers its return to accrual status.  At June 30, 2002, the Bank had $0.6 million of restructured loans.

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

Interest income that would have been recognized for the six months ended June 30, 2002 and June 30, 2001, if non-performing loans at the respective dates had been performing in accordance with their original terms, approximated $106,000 and $163,000, respectively.  The actual amount of interest that was collected on these loans during each of those periods and included in interest income was approximately $14,000 and $11,000 respectively.

RESERVE FOR LOAN LOSSES

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

As of June 30, 2002, the reserve for loan losses represented 1.48% of loans, as compared to 1.40% at December 31, 2001.  The reserve for loan losses at June 30, 2002 was 672.27% of non-performing loans, as compared to 603.32% at December 31, 2001.  As of June 30, 2002, the total reserve for loan losses (including the credit quality discount described below in the discussion for Reserve for Loan Losses) represented 1.54% of loans, as compared to 1.46% at December 31, 2001.  The total reserve for loan losses (including the credit quality discount) at June 30, 2002 represented 696.02% of non-performing loans, as compared to 630.18% at December 31, 2001.

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

The reserve for loan losses is maintained at a level that management considers adequate to provide for potential loan losses based upon an evaluation of known and inherent risks in the loan portfolio.  The reserve is increased by provisions for loan losses and by recoveries of loans previously charged-off and reduced by loans charged-off.  In 2000, the Bank established a separate “credit quality discount” as a reduction of the loan balances acquired from FleetBoston Financial. The credit quality discount is amortized over the remaining average life of the loans purchased and amortized into interest income.  The level of credit quality discount was $0.7 million at June 30, 2002 and  $0.8 million at December 31, 2001.  Including the credit quality discount, the total reserves for loan losses was $20.7 million at June 30, 2002, compared to $19.0 million at December 31, 2001.

The following table summarizes changes in the reserve for loan losses and other selected statistics for the periods presented:

Reserve For Loan Losses

(Dollars in Thousands)

	Quarter-To-Date
	June 30, 2002	March 31, 2002	December 31, 2001	September 30, 2001	June 30, 2001

Average total loans	$1,329,834	$1,303,802	$1,293,852	$1,256,037	$1,212,045
Reserve for loan losses, at beginning of period	$19,080	$18,190	$16,937	$16,115	$15,643
Charged-off loans:
Commercial & Industrial	48	27	85	—	59
Real estate - Residential	—	—	—	—	63
Consumer - Installment	463	507	491	491	498
Consumer - Other	125	67	98	144	68
Total charged-off loans	636	601	674	635	688
Recoveries on loans previously charged-off:
Commercial & Industrial	219	209	(7)	55	68
Real estate - Commercial	—	1	—	24	31
Consumer - Installment	72	52	82	80	175
Consumer - Other	18	29	20	25	22
Total recoveries	309	291	95	184	296
Net loans charged-off	327	310	579	451	392
Provision for loan losses	1,200	1,200	1,832	1,273	864
Reserve for loan losses, end of period	$19,953	$19,080	$18,190	$16,937	$16,115
Credit quality discount on acquired loans	705	765	810	1,113	1,316
Total reserves for loan losses, end of period	$20,658	$19,845	$19,000	$18,050	$17,431

Net loans charged-off as a percent of average total loans	0.02%	0.02%	0.04%	0.04%	0.03%
Reserve for loan losses as a percent of total loans	1.48%	1.45%	1.40%	1.31%	1.31%
Reserve for loan losses as a percent of non-performing loans	672.27%	573.32%	603.32%	534.80%	515.35%
Total reserves for loan losses as a percent of total loans (including credit quality discount)	1.54%	1.51%	1.46%	1.40%	1.42%
Total reserve for loan losses as a percent of non-performing loans (including credit quality discount)	696.02%	596.30%	630.18%	569.94%	557.44%
Net loans charged-off as a percent of reserve for loan losses	1.64%	1.62%	3.18%	2.66%	2.43%
Recoveries as a percent of charge-offs	48.58%	48.42%	14.09%	28.98%	43.02%

The reserve for loan losses is allocated to various loan categories as part of the Bank’s process of evaluating the adequacy of the reserve for loan losses. Allocated reserves were $16.1 million at June 30, 2002, up from $15.1 million at December 31, 2001.  The distribution of reserves allocated among the various loan categories changed slightly compared to the distribution as of December 31, 2001.  Increases were noted in the Commercial & Industrial (C&I), the Real Estate – Commercial and the Installment loan type categories.  The increases in the C&I and Real Estate – Commercial categories were based upon recent assessments of the portfolio, as well as portfolio growth.  The increase in the Installment portfolio was due mainly to a reclassification of certain loans previously reported in the Real Estate – Residential category that were moved into the Installment category for the purpose of this analysis.

The following table summarizes the allocation of the allowance for loan losses for the dates indicated:

Allocation of the Allowance for Loan Losses

(Dollars - In Thousands)

	AT JUNE 30, 2002			AT DECEMBER 31, 2001
	Reserve Amount	Credit Quality Discount	Loans In Category To Total Loans	Reserve Amount	Credit Quality Discount	Loans In Category To Total Loans
Allocated Allowances:
Commercial & Industrial	$3,705	$9	11.0%	$3,036	$27	11.7%
Real Estate - Commercial	7,028	560	35.3%	6,751	634	35.7%
Real Estate - Construction	1,097	—	4.4%	1,140	—	3.6%
Real Estate - Residential	544	—	17.8%	355	—	17.6%
Consumer - Installment	3,054	130	24.5%	3,141	143	25.0%
Consumer - Other	644	6	7.0%	727	6	6.5%
Imprecision Reserve	3,881	—	NA	3,040	—	NA

Total Allowance for Loan Losses	$19,953	$705	100.0%	$18,190	$810	100.0%

A portion of the reserve for loan losses is not allocated to any specific segment of the loan portfolio.  This non-specific allowance is maintained for two primary reasons:  (a.) there exists an inherent subjectivity and imprecision to the analytical processes employed and (b.) the prevailing business environment, as it is affected by changing economic conditions and various exogenous factors, may impact the portfolio in ways currently unforeseen.

Moreover, management has identified certain risk factors, which are not readily quantifiable, but which could still impact the degree of loss sustained within the portfolio.  These include: (a.) market risk factors, such as the effects of economic variability on the entire portfolio, and (b.) unique portfolio risk factors that are inherent characteristics of the Bank’s loan portfolio. Market risk factors may consist of changes to general economic and business conditions that may impact the Bank’s loan portfolio customer base in terms of ability to repay and that may result in changes in value of underlying collateral.  Unique portfolio risk factors may include industry concentration or covariant industry concentrations, geographic concentrations, or trends that may exacerbate losses resulting from economic events which the Bank may not be able to fully diversify out of its portfolio.

Due to the imprecise nature of the loan loss estimation process and ever changing conditions, these risk attributes may not be adequately captured in data related to the formula-based loan loss components used to determine allocations in the Bank’s analysis of the adequacy of the allowance for loan losses.  Management, therefore, has established and maintains a non-specific, allowance for loan losses.  The amount of non-specific allowance was $3.9 million at June 30, 2002, compared to $3.0 million at December 31, 2001.

Management increased the non-specific, unallocated portion of the loan loss reserve by approximately $0.9 million since December 31, 2001to $3.9 million at June 30, 2002 primarily based upon concerns over how the overall weakening of the national economy may affect borrowers in its loan portfolio.  As 2001 drew to a close, empirical evidence indicated that the nation had entered a recession.  Through the six months ending June 30, 2002, however, the national economic slowdown had not yet had any apparent significant effect on the overall credit quality or incidence of default within the Bank’s loan portfolio.  Management, nonetheless, increased the non-specific portion of the loan loss reserve by $0.9 million, as of June 30, 2002, based upon its belief that some of the Bank’s customer base may lag behind larger national firms with respect to the negative effects of a recession.

As of June 30, 2002, the reserve for loan losses totaled $20.0 million as compared to $18.2 million at December 31, 2001.  Based on the analysis described above, management believes that the level of the reserve for loan losses at June 30, 2002 is adequate.

MINORITY INTEREST

In May of 1997, Independent Capital Trust I (the “Trust I”) was formed for the purpose of issuing trust preferred securities (the “Trust I Preferred Securities”) and investing the proceeds of the sale of these securities in junior subordinated debentures issued by the Company.  A total of $28.75 million of 9.28% Trust I Preferred Securities were issued and were scheduled to mature in 2027, callable at the option of the Company on May 20, 2002.  On May 20, 2002, the Company exercised its option and called the Trust I Preferred Securities.

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

On April 12, 2002, Independent Capital Trust IV  (the “Trust IV”) was formed for the purpose of issuing trust preferred securities (the “Trust IV Preferred Securities”) and investing the proceeds of the sale of these securities in $25.8 million of 8.375% junior subordinated debentures issued by the Company.   A total of $25 million of 8.375% Trust IV Preferred Securities were issued by Trust IV and are scheduled to mature in 2032, callable at the option of the Company on or after April 30, 2007. Distributions on these securities are payable quarterly in arrears on the last day of March, June, September and December, such distributions can be deferred at the option of the Company for up to five years.  The Trust IV Preferred Securities can be prepaid in whole or in part on or after April 30, 2007 at a redemption price equal to $25 per Trust IV Preferred Security plus accumulated but unpaid distributions thereon to the date of the redemption.  On April 12, 2002, Trust IV also issued $0.8 million in common stock to the Company.  The net proceeds of the Trust IV issuance were used to redeem the Trust I securities on May 20, 2002.   Thereafter, Trust I was liquidated.

The Trust I, Trust II, Trust III and Trust IV Preferred Securities are presented in the consolidated balance sheets of the Company entitled “Corporation-Obligated Mandatorily Redeemable Trust Preferred Securities of Subsidiary Trusts Holding Solely Junior Subordinated Debentures of the Corporation”.  The Company records distributions payable on the Trust I, Trust II, Trust III and Trust IV Preferred Securities as minority interest expense in its consolidated statements of income.  The minority interest expense was $2.9 million and  $2.8 million for the six months ended June 30, 2002 and 2001, respectively.

INCOME TAXES

The Company records income tax expense pursuant to Statement of Financial Accounting Standards No. 109, “Accounting For Income Taxes”.  The Company evaluates the deferred tax asset and the valuation reserve on a quarterly basis.  The Company’s effective tax rates for the six months ended June 30, 2002 and 2001 was 31.3% and 31.4%, respectively.

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

Management reviews simulation results to ensure the exposure of net interest income to changes in interest rates remains within established limits.  The following table reflects the Company’s estimated exposure, as a percentage of estimated net interest income for the next 12 months as of June 30, 2002.  Interest rates are assumed to shift upward by 200 basis points or downward by 100 basis points.  This asymmetric rate shift reflects the fact that interest rates as of June 30, 2002 are at extremely low levels.  The likelihood of a 200 basis point decline is remote.

Rate Change (Basis Points)	Estimated Exposure as % of Net Interest Income
+200	(2.22)%
-100	(1.13)%

As a component of its asset/liability management activities intended to control interest rate exposure, the Bank has entered into certain off-balance sheet hedging transactions.  Interest rate swap agreements represent transactions, which involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal amounts.  The weighted average fixed payment rates the Company received on its swap agreements were 8.39% and 7.61% at June 30, 2002 and December 31, 2001, while the weighted average rates of variable interest payments were 4.75% and 4.31% at June 30, 2002 and December 31, 2001. The Company monitors the effectiveness of the hedged transactions on a quarterly basis. Changes in the fair value of the interest rate swaps are reported in other comprehensive income as an unrealized gain or loss.  As a result of these interest rate swaps, the Bank realized net revenue of $1.5 million for the six months ended June 30, 2002 and $0.8 million for the June 30, 2001 time period.

Entering into interest rate swap agreements involves both the credit risk of dealing with counterparties and their ability to meet the terms of the contracts and interest rate risk.  While notional principal amounts are generally used to express the volume of these transactions, the amounts potentially subject to credit risk are small due to the structure of the agreements.  The Bank is a direct party to these agreements, which provide for net settlement between the Bank and the counterparty on a periodic basis.  Should the counterparty fail to honor the agreement, the Bank’s credit exposure is limited to the net settlement amount.  The Bank had net receivables on the interest rate swaps of $0.3 million and $1.3 million at June 30, 2002 and December 31, 2001, respectively.

LIQUIDITY AND CAPITAL

Liquidity, as it pertains to the Company, is the ability to generate cash in the most economical way, in order to meet ongoing obligations to pay deposit withdrawals and to fund loan commitments.  The Company’s primary sources of funds are deposits, borrowings, and the amortization, prepayment, and maturities of loans and investments.

A strong source of liquidity is the Company’s core deposits, those deposits which management considers, based on experience, not likely to be withdrawn in the near term.  The Company utilizes its extensive branch-banking network to attract retail customers who provide a stable source of core deposits.   In addition, the Company has established five repurchase agreements with major brokerage firms as potential sources of liquidity.  On June 30, 2002, the Company had no borrowings outstanding under these agreements.  As an additional source of funds, the Bank has entered into repurchase agreements with customers totaling $66.3 million at June 30, 2002.  In addition, as a member of the Federal Home Loan Bank, Rockland has access to approximately $654.0 million of borrowing capacity.  At June 30, 2002, the Company had $295.4 million outstanding under such lines.  The Company actively manages its liquidity position under the direction of the Bank’s Asset/Liability Management Committee.  Periodic review under formal policies and procedures is intended to ensure that the Company will maintain access to adequate levels of available funds.  At June 30, 2002, the Company’s liquidity position was well above policy guidelines.

CAPITAL RESOURCES AND DIVIDENDS

The Company and Rockland are subject to capital requirements established by the Federal Reserve Board and the FDIC, respectively.  One key measure of capital adequacy is the risk-based ratio for which the regulatory agencies have established minimum requirements of 4.00% for Tier 1 risk-based capital and 8.00% for Total risk-based capital.  As of June 30, 2002, the Company had a Tier 1 risked-based capital ratio of 9.83% and a Total risked-based capital ratio of 11.41%.  Rockland had a Tier 1 risked-based capital ratio of 9.96% and a total risked-based capital ratio of 11.21% as of the same date.

An additional capital requirement of a minimum 4.00% Tier 1 leverage capital is mandated by the regulatory agencies for most banking organizations and a 5.00% Tier 1 leverage capital ratio is required for a “well capitalized” institution.  As of June 30, 2002, the Company and the Bank had Tier 1 leverage capital ratios of 6.58% and 6.66%, respectively.

In June, the Company’s Board of Directors declared a cash dividend of $.12 per share to stockholders of record as of the close of business on June 28, 2002.  This dividend was paid on July 12, 2002. On an annualized basis, the dividend payout ratio amounted to 30.04% of the trailing four quarters’ earnings.

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

In July 1995 the Bank filed a Complaint against CA in federal court in Boston which asserted claims for breach of the Agreement, breach of express warranty, breach of the implied covenant of good faith and fair dealing, fraud, and for unfair and deceptive practices in violation of section 11 of Chapter 93A of the Massachusetts General Laws (the “93A Claim”).  The Bank is seeking damages of at least $1.23 million from CA.  Under Massachusetts’s law, interest will be computed at a 12% rate on any damages, which the Bank recovers, either from the date of breach or the date on which the case was filed.  If the Bank prevails on the 93A Claim, it shall be entitled to recover its attorney fees and costs and may also recover double or triple damages.  CA asserted a Counterclaim against the Bank for breach of the Agreement.  CA seeks to recover damages of at least $1.1 million from the Bank, plus interest at a rate as high as 24% pursuant to the Agreement.

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

Item 2.  Changes in Securities and Use of Proceeds - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Stockholders Meeting was held April 11, 2002.   Board of Directors information can be found in the Proxy Statement in Section VI. Board of Directors (Pg. 4-6).

Voting Results:

Proposal 1 – Re-Election of Directors.  To re-elect five Directors to hold office, each for a term of three years and until their successors have been elected and qualified.

Number of Shares/Votes

	For	Abstain
Alfred L. Donovan	10,926,762	81,418
E. Winthrop Hall	10,935,800	72,380
Douglas H. Philipsen	9,987,498	1,020,682
Robert D. Sullivan	10,935,336	72,844
Brian S. Tedeschi	10,872,016	136,164
Kerry Lee Spence	30,736

As a consequence, of the shareholder vote, Alfred L. Donovan, E. Winthrop Hall, Douglas H. Philipsen, Robert
D. Sullivan, and Brian S. Tedeschi were re-elected as Class III Directors once the nomination of Ms.
Spence was deferred.

Item 5.  Other Information

The financial information detailed below is included hereafter in this report:

Consolidated Statements of Changes in Stockholders’ Equity – Six months ended June, 2002 (unaudited) and the year ended December 31, 2001

Item 6.  Exhibits and Reports on Form 8-K

(a)             Reports on Form 8-K

June 28, 2002 - related to WorldCom Bonds impairment charge.

May 15, 2002 - related to changes in certifying accountant.

April 18, 2002 - related to redemption of 1,150,000 of Independent Capital Trust I Trust Preferred Securities.

INDEPENDENT BANK CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited - Dollars in Thousands, Except Share and Per Share Data)

	COMMON STOCK	TREASURY STOCK	SURPLUS	RETAINED EARNINGS	OTHER ACCUMULATED COMPREHENSIVE INCOME	TOTAL
BALANCE DECEMBER 31, 2000	$149	$(9,495)	$44,078	$77,028	$2,952	$114,712
Net Income				22,052		22,052
Cash Dividends Declared ($.44 per share)				(6,301)		(6,301)
Cumulative effect of SFAS 133 adoption, net of tax
Fair value of derivatives at January 1, 2001					467	467
Reclassification of securities from HTM to AFS					(96)	(96)
Proceeds From Exercise of Stock Options		1,126	(479)			647
Tax Benefit on Stock Option Exercise			34			34
Change in Fair Value of Derivatives During Period					742	742
Change in Unrealized Gain on Securities Available For Sale, Net of Tax					1,004	1,004
BALANCE DECEMBER 31, 2001	$149	$(8,369)	$43,633	$92,779	$5,069	$133,261

BALANCE JANUARY 1, 2002	$149	$(8,369	$43,633	$92,779	$5,069	$133,261
Net Income				10,184		10,184
Cash Dividends Declared ($.24 per share)				(3,456)		(3,456)
Write off of Stock Issuance Costs, Net of Tax			(1,505)			(1,505)
Proceeds From Exercise of Stock Options		1,786	(495)			1,291
Tax Benefit on Stock Option Exercise			379			379
Change in Fair Value of Derivatives During Period					738	738
Change in Unrealized Gain on Securities Available For Sale, Net of Tax					3,614	3,614
BALANCE JUNE 30, 2002	$149	$(6,583)	$42,012	$99,507	$9,421	$144,506

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDEPENDENT BANK CORP.
(registrant)

Date:	August 8, 2002	/s/ Douglas H. Philipsen
Douglas H. Philipsen President, Chairman of the Board and Chief Executive Officer

Date:	August 8, 2002	/s/ Denis K. Sheahan
Denis K. Sheahan Chief Financial Officer and Treasurer (Principal Financial and Principal Accounting Officer)

INDEPENDENT BANK CORP.
(registrant)