Form 10-Q
period 2002-09-30
INDEPENDENT BANK CORP
filed 2002-11-14
CIK 776901

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Yes   ☒            No   ☐

As of November 1, 2002, there were 14,457,919 shares of the issuer’s common stock outstanding, par value $.01 per share.

PART 1. FINANCIAL INFORMATION

Item 1.  Financial Statements

INDEPENDENT BANK CORP.

CONSOLIDATED BALANCE SHEETS

	September 30, 2002	December 31, 2001
(In Thousands, Except Share Amounts)	(Unaudited)
ASSETS
CASH AND DUE FROM BANKS	$66,791	$66,967
FEDERAL FUNDS SOLD & SHORT TERM INVESTMENTS	14,700	6,000
TRADING ASSETS	1,051	1,150
SECURITIES AVAILABLE FOR SALE	554,821	569,288
SECURITIES HELD TO MATURITY (fair value $161,682 and $128,599)	157,535	132,754
FEDERAL HOME LOAN BANK STOCK	17,036	17,036
LOANS
Commercial & Industrial	150,981	151,287
Commercial Real Estate	472,088	463,052
Residential Real Estate	262,423	229,123
Real Estate Construction	65,672	47,208
Consumer - Installment	332,394	324,271
Consumer - Other	101,008	83,997
TOTAL LOANS	1,384,566	1,298,938
LESS: RESERVE FOR LOAN LOSSES	(20,836)	(18,190)
NET LOANS	1,363,730	1,280,748
BANK PREMISES AND EQUIPMENT, Net	31,002	29,919
GOODWILL	36,236	36,236
MORTGAGE SERVICING RIGHTS	1,594	1,538
BANK OWNED LIFE INSURANCE	36,647	35,233
OTHER ASSETS	20,041	22,319
TOTAL ASSETS	$2,301,184	$2,199,188
LIABILITIES
DEPOSITS
Demand Deposits	$427,112	$378,663
Savings and Interest Checking Accounts	444,128	413,198
Money Market and Super Interest Checking Accounts	342,125	249,328
Time Certificates of Deposit over $100,000	102,292	132,545
Other Time Certificates of Deposits	376,387	407,884
TOTAL DEPOSITS	1,692,044	1,581,618
FEDERAL FUNDS PURCHASED AND ASSETS SOLD UNDER REPURCHASE AGREEMENTS	75,397	66,176
TREASURY TAX AND LOAN NOTES	3,199	6,967
FEDERAL HOME LOAN BANK BORROWINGS	293,629	313,934
OTHER LIABILITIES	35,520	21,903
TOTAL LIABILITIES	$2,099,789	$1,990,598
CORPORATION-OBLIGATED MANDATORILY REDEEMABLE TRUST PREFERRED SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES OF THE CORPORATION	$47,746	$75,329
STOCKHOLDERS’ EQUITY
Preferred Stock, $.01 par value. Authorized: 1,000,000 Shares Outstanding: None	—	—
Common Stock, $.01 par value. Authorized: 30,000,000 Issued: 14,863,821 Shares at September 30, 2002 and December 31, 2001	149	149
Treasury Stock: 415,055 Shares at September 30, 2002 and 536,285 at December 31, 2001	(6,491)	(8,369)
Total Outstanding Stock: 14,448,766 at September 30, 2002 and 14,327,536 at December 31, 2001
Paid-in-Capital	42,043	43,633
Retained Earnings	105,633	92,779
Other Accumulated Comprehensive Income, Net of Tax	12,315	5,069
TOTAL STOCKHOLDERS’ EQUITY	153,649	133,261
TOTAL LIABILITIES, MINORITY INTEREST IN SUBSIDIARIES, AND STOCKHOLDERS’ EQUITY	$2,301,184	$2,199,188

The accompanying notes are an integral part of these consolidated financial statements.

INDEPENDENT BANK CORP

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited - In Thousands, Except Share and Per Share Amounts)

	NINE MONTHS ENDED SEPTEMBER 30,		THREE MONTHS ENDED SEPTEMBER 30,
	2002 (1)	2001	2002	2001
INTEREST INCOME
Interest on Loans	$74,306	$76,087	$24,907	$25,684
Interest and Dividends on Securities	31,703	31,594	10,430	11,063
Interest on Trading Assets	21	5	14	2
Interest on Federal Funds Sold and Short Term Investments	330	664	189	224
Total Interest Income	106,360	108,350	35,540	36,973
INTEREST EXPENSE
Interest on Deposits	19,609	30,773	6,056	9,323
Interest on Borrowings	12,001	12,017	4,057	3,962
Total Interest Expense	31,610	42,790	10,113	13,285
Net Interest Income	74,750	65,560	25,427	23,688
PROVISION FOR LOAN LOSSES	3,600	2,787	1,200	1,273
Net Interest Income After Provision For Loan Losses	71,150	62,773	24,227	22,415
NON-INTEREST INCOME
Service Charges on Deposit Accounts	7,368	6,444	2,562	2,279
Investment Management Services	4,079	3,361	1,133	1,004
Mortgage Banking Income	1,965	1,568	325	373
BOLI Income	1,376	1,345	468	458
Net (Loss)/Gain on Sales of Securities	(38)	1,428	(38)	226
Other Non-Interest Income	2,105	1,680	845	628
Total Non-Interest Income	16,855	15,826	5,295	4,968
NON-INTEREST EXPENSES
Salaries and Employee Benefits	29,174	26,473	10,492	9,371
Occupancy and Equipment Expenses	6,473	7,377	2,154	2,571
Data Processing & Facilities Management	3,185	3,137	1,011	1,161
Impairment Charge	4,372	—	—	—
Goodwill Amortization	—	2,124	—	708
Other Non-Interest Expenses	14,133	12,238	4,222	4,095
Total Non-Interest Expenses	57,337	51,349	17,879	17,906
Minority Interest Expense	3,950	4,157	1,082	1,391
INCOME BEFORE INCOME TAXES	26,718	23,093	10,561	8,086
PROVISION FOR INCOME TAXES	8,675	7,330	3,588	2,619
NET INCOME	$18,043	$15,763	$6,973	$5,467

LESS: TRUST PREFERRED ISSUANCE COSTS WRITE-OFF (NET OF TAX)	$1,505	$—	$—	$—
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$16,538	$15,763	$6,973	$5,467

BASIC EARNINGS PER SHARE	$1.15	$1.10	$0.48	$0.38
DILUTED EARNINGS PER SHARE	$1.13	$1.09	$0.48	$0.38

Weighted average common shares (Basic)	14,402,509	14,279,394	14,446,066	14,300,654
Common stock equivalents	211,198	140,270	163,950	160,418
Weighted average common shares (Diluted)	14,613,707	14,419,664	14,610,016	14,461,072

(1)  Reflects the restatment of the six months ended June 30, 2002 for the nonamortization of goodwill in accordance with SFAS No. 147.

The accompanying notes are an integral part of these consolidated financial statements.

INDEPENDENT BANK CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited - Dollars in Thousands, Except Share and Per Share Data)

	COMMON STOCK	TREASURY STOCK	SURPLUS	RETAINED EARNINGS	OTHER ACCUMULATED COMPREHENSIVE INCOME	TOTAL
BALANCE DECEMBER 31, 2000	$149	$(9,495)	$44,078	$77,028	$2,952	$114,712
Net Income				22,052		22,052
Cash Dividends Declared ($.44 per share)				(6,301)		(6,301)
Cumulative effect of SFAS 133 adoption, Net of tax
Fair value of derivatives at January 1, 2001					467	467
Reclassification of securities from HTM to AFS					(96)	(96)
Proceeds From Exercise of Stock Options		1,126	(479)			647
Tax Benefit on Stock Option Exercise			34			34
Change in Fair Value of Derivatives During Period					742	742
Change in Unrealized Gain on Securities Available For Sale, Net of Tax					1,004	1,004
BALANCE DECEMBER 31, 2001	$149	$(8,369)	$43,633	$92,779	$5,069	$133,261

BALANCE JANUARY 1, 2002	$149	$(8,369)	$43,633	$92,779	$5,069	$133,261
Net Income (1)				18,043		18,043
Cash Dividends Declared ($.36 per share)				(5,189)		(5,189)
Write off of Stock Issuance Costs, Net of Tax			(1,505)			(1,505)
Proceeds From Exercise of Stock Options		1,878	(516)			1,362
Tax Benefit on Stock Option Exercise			431			431
Change in Fair Value of Derivatives During Period, Net of Tax					(1,387)	(1,387)
Change in Unrealized Gain on Securities Available For Sale, Net of Tax					8,633	8,633
BALANCE SEPTEMBER 30, 2002	$149	$(6,491)	$42,043	$105,633	$12,315	$153,649

(1)  Reflects the restatement of the six months ended June 30, 2002 for the nonamotization of goodwill in accordance with SFAS No. 147.

The accompanying notes are an intergral part of these consolidated financial statements.

INDEPENDENT BANK CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited - In Thousands)

	NINE MONTHS ENDED SEPTEMBER 30,
	2002 (1)	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$18,043	$15,763
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED FROM OPERATING ACTIVITIES:
Depreciation and amortization	3,745	5,833
Provision for loan losses	3,600	2,787
Loans originated for resale	(97,368)	(69,991)
Proceeds from mortgage loan sales	97,538	69,620
(Gain)/loss on sale of mortgages	(169)	371
(Gain)/loss recorded from mortgage servicing rights	(56)	18
Impairment charge on Security	4,372	—
Changes in assets and liabilities:
Increase in other assets	2,105	(6,013)
Increase in other liabilities	6,594	7,301
TOTAL ADJUSTMENTS	20,361	9,926
NET CASH PROVIDED FROM OPERATING ACTIVITIES	38,404	25,689
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of Securities Held to Maturity	11,583	701
Proceeds from maturities/sales of Securities Available For Sale	165,735	211,510
Purchase of Securities Held to Maturity	(41,673)	(29,856)
Purchase of Securities Available For Sale	(136,658)	(256,492)
Net increase in Loans	(86,582)	(105,221)
Investment in Bank Premises and Equipment	(4,195)	(2,876)
NET CASH USED IN INVESTING ACTIVITIES	(91,790)	(182,234)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) in Time Deposits	(61,750)	(30,011)
Net increase in Other Deposits	172,176	108,916
Net increase (decrease) in Federal Funds Purchased and Assets Sold Under Repurchase Agreements	9,221	(7,368)
Net (decrease) increase in Federal Home Loan Bank Borrowings	(20,305)	93,695
Net decrease in Treasury Tax & Loan Notes	(3,768)	(1,567)
Redemption of corporation-obligated mandatorily redeemable trust preferred securities of subsidiary trust holding solely junior subordinated debentures of the Corporation	(53,750)	—
Issuance of corporation-obligated mandatorily redeemable trust preferred securities of subsidiary trust holding solely junior subordinated debentures of the Corporation	23,756	54
Proceeds from exercise of stock options	1,362	386
Dividends Paid	(5,032)	(4,565)
NET CASH PROVIDED FROM FINANCING ACTIVITIES	61,910	159,540
NET INCREASE IN CASH AND CASH EQUIVALENTS	8,524	2,995
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF PERIOD	72,967	58,005
CASH AND CASH EQUIVALENTS AS OF SEPTEMBER 30,	81,491	61,000
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest on deposits and borrowings	$30,711	$44,219
Minority Interest	3,950	4,157
Income taxes	4,417	3,413
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
(Decrease) Increase in fair value of derivatives, net of tax	(1,387)	1,272
Transfer of securities from HTM to AFS	750	102,801
Issuance of shares from Treasury Stock for the exercise of stock options	1,878	868
Write-off of unamortized Trust Preferred issuance costs upon redemption, net of tax	1,505	—

DISCLOSURE OF ACCOUNTING POLICY:

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks,  and fed funds sold and assets purchased under resale agreements.  Generally, federal funds are sold for up to two week periods.

(1)  Reflects the restatement of the six months ended June 30, 2002 for the nonamortization of goodwill in accordance with SFAS No. 147.

The accompanying notes are an integral part of these consolidated financial statements.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -  BASIS OF PRESENTATION

Independent Bank Corp. (the “Company”) is a state chartered, federally registered bank holding company headquartered in Rockland, Massachusetts.  The Company is the sole stockholder of Rockland Trust Company (“Rockland” or “the Bank”), a Massachusetts trust company chartered in 1907.  The Company’s other subsidiaries are Independent Capital Trust III and Independent Capital Trust IV, each of which have issued trust preferred securities to the public.  Independent Capital Trust I and II were liquidated earlier this year upon redemption of their trust preferred securities.  The Bank’s subsidiaries consist of two Massachusetts securities corporations; RTC Securities Corp. and RTC Securities Corp. X, as well as South Shore Holdings, Ltd. (“South Shore Holdings”), a holding Company for Rockland Preferred Capital Corporation, a Massachusetts Real Estate Investment Trust (REIT).

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included.  Operating results for the nine months and the three month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002 or any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission.

NOTE 2 -  GOODWILL AND INTANGIBLE ASSETS

On October 1, 2002, the Financial Accounting Standards Board (FASB) released SFAS No. 147, “Acquisitions of Certain Financial Institutions.” The statement allows for financial institutions that have certain unidentifiable intangible assets that arose from business combinations where the fair value of liabilities assumed exceeded the fair value of assets acquired to reclassify these assets to goodwill as of the later of the date of acquisition or the application date of SFAS 142, January 1, 2002.

The reclassified goodwill shall be accounted for and reported prospectively as goodwill under SFAS 142, “Goodwill and Other Intangible Assets.” Any previously recognized amortization of such reclassified unidentified intangible asset that was recorded subsequent to the adoption of SFAS 142 shall be restated to the application date of SFAS 142, January 1, 2002. When financial information is presented for these dates, that financial information is to be presented on the restated basis.  The reclassified goodwill will be subject to the impairment provisions of SFAS 142 and the impairment test shall be completed by the end of the fiscal year.

As permitted by the FASB, the Company has adopted SFAS No. 147 as of September 30, 2002 and retroactively ceased amortization of goodwill. The restated balance of the goodwill, including the unidentifiable intangible asset that has been reclassified to goodwill at September 30, 2002 is $36.2 million, compared to $34.2 million had the Company not adopted the statement and retroactively ceased amortization.

The following schedule is a reconcilement of net income and earnings per share excluding intangible asset amortization for the three and nine months ended September 30, 2002 and 2001:

IMPACT OF INTANGIBLE ASSET AMORTIZATION ON NET INCOME AND EARNINGS PER SHARE

	For the Quarter Ended						Nine Months Ended
	March 31, 2002	March 31, 2001	June 30, 2002	June 30, 2001	Sept. 30, 2002	Sept. 30, 2001	Sept. 30, 2002	Sept. 30, 2001
	(Dollars in Thousands, Except Per Share Data)
Reported (1):
Net Income	$6,401	$5,377	$3,783	$4,919	$6,534	$5,467	$16,717	$15,763
Diluted EPS (2)	$0.39	$0.37	$0.21	$0.34	$0.45	$0.38	$1.04	$1.09

Intangible Asset Amortization (3)	$443	$460	$444	$460	$439	$460	$1,326	$1,381
Impact to EPS	$0.03	$0.04	$0.03	$0.03	$0.03	$0.03	$0.09	$0.10

Restated/Adjusted (4):
Net Income	$6,844	$5,837	$4,227	$5,379	$6,973	$5,927	$18,043	$17,144
Diluted EPS (2)	$0.42	$0.41	$0.24	$0.37	$0.48	$0.41	$1.13	$1.19

(1) We did not report earnings with intangible asset amortization as of September 30, 2002, however, results are shown in this table as though they were for informational purposes.

(2) Net Income shown above does not include the Write-off of Trust Preferred Issuance Costs which are included in the calculation of EPS

(3) Net of tax

(4) Net income and diluted earnings per share during the 2002 quarters are shown as restated.  Comparative net income and diluted earning per share during the 2001 quarters are shown adjusted for intangible asset amortization, these periods will not be restated.

NOTE 3 – RECENT ACCOUNTING DEVELOPMENTS

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (SFAS No. 145). SFAS No. 145 among other things addresses financial accounting and reporting of gains and losses from extinguishment of debt. SFAS No. 145 requires gains and losses resulting from the extinguishment of debt to be classified as extraordinary items only if they meet the criteria in Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. This statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements,” and amends SFAS No. 13, “Accounting for Leases.” SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with early application encouraged.  The Company does not believe the adoption of this Statement will have a material impact on the Company’s financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. The statement supersedes Emerging Issues Task Force (EITF) Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.  The Company does not believe the adoption of this Statement will have a material impact on the Company’s financial position or results of operations.

See Note 2 for the adoption of SFAS No. 147, “Acquisitions of Certain Financial Institutions.”

NOTE 4 -  REDEMPTION/ISSUANCE OF TRUST PREFERRED SECURITIES

On December 11, 2001, the Company issued, through Independent Trust III, 1,000,000 shares of 8.625% Trust Preferred Securities, $25 face value, due December 31, 2031 but callable at the option of the Company on or after December 31, 2006.  On January 31, 2002, the Company used the net proceeds from the transaction to call the 1,000,000 shares of 11% Trust Preferred Securities issued by Independent Capital Trust II in January 2000.  On April 12, 2002, the Company issued through Independent Capital Trust IV an additional 1,000,000 shares of 8.375% Trust Preferred Securities, $25 face value, due April 30, 2032, but callable at the option of the Company on or after April 30, 2007.  The Company used the net proceeds from the transaction to call on May 20, 2002, the 1,150,000 shares of 9.28% Trust Preferred Securities issued by Independent Capital Trust I in May 1997.  The Company expects the refinancing of the 11% and 9.28% Trust Preferred Security issuances to reduce the Company’s annual pre-tax minority interest expense by approximately $1.2 million.

NOTE 5 -  WORLDCOM BOND IMPAIRMENT CHARGE

The Company recognized a pre-tax securities’ impairment charge of $4.4 million ($2.5 million net of tax, or 17 cents per diluted share) during the second quarter of 2002 on an investment in corporate bonds issued by WorldCom Inc. (the “WorldCom Bonds”) with a book value of $5.1 million.  The WorldCom Bonds were purchased in May 2001, with a 7.875% coupon and a May 15, 2003 maturity date.  Upon determination of the impairment on the WorldCom Bonds, the securities were reclassified from held to maturity to available for sale.  On July 18, 2002 the Company sold the WorldCom Bonds for $712,500, with a book value of $750,000, resulting in a realized loss of $37,500 recognized in the third quarter of 2002.

NOTE 6 -  CONTINGENCY:  REAL ESTATE INVESTMENT TRUST TAXATION (“REIT”)

As previously disclosed, in June 2002 the Massachusetts Department of Revenue (“DOR”) began to issue Notices of Intent to Assess additional excise tax to numerous financial institutions in Massachusetts that have a REIT in their corporate structure.

In 1997 Rockland, through its subsidiary South Shore Holdings, formed a second-tier REIT subsidiary.  On November 7, 2002 South Shore Holdings received from the DOR a Notice of Intent to Assess additional state excise tax for the years ended 1999, 2000, and 2001. The DOR contends that, under Massachusetts law, dividend distributions to South Shore Holdings from its REIT are fully taxable.  Management has estimated the impact to be approximately $3.3 million, net of federal benefit and excluding interest and penalties, for 1999 through September of 2002.

The Company believes that the Massachusetts statute that provides for a dividends received deduction equal to 95% of certain dividend distributions applies to the distributions made to South Shore Holdings from its REIT. As a consequence, no provision has been made in the Company’s financial statements for the amounts assessed or for additional amounts that the DOR might assess in the future. The Company intends to vigorously defend its position and appeal the assessment when issued.

NOTE 7 -  EARNINGS PER SHARE

Stated below are the basic and diluted earnings per share for the nine months and three months ended September 30, 2002 and September 30, 2001.

EARNINGS PER SHARE

(In Thousands, Except Per Share Data)

	NET INCOME		LESS: TRUST PREFERRED ISSUANCE COSTS WRITE-OFF NET OF TAX		EARNINGS FOR EPS		WEIGHTED AVERAGE SHARES		NET INCOME PER SHARE
For the nine months ended September 30,	2002 (1)	2001	2002	2001	2002 (1)	2001	2002	2001	2002 (1)	2001
Basic EPS	$18,043	$15,763	$1,505	$—	$16,538	$15,763	14,402,509	14,279,394	$1.15	$1.10
Effect of dilutive securities							211,198	140,270	$0.02	$0.01
Diluted EPS	$18,043	$15,763	$1,505	$—	$16,538	$15,763	14,613,707	14,419,664	$1.13	$1.09

	NET INCOME		LESS: TRUST PREFERRED ISSUANCE COSTS WRITE-OFF NET OF TAX		EARNINGS FOR EPS		WEIGHTED AVERAGE SHARES		NET INCOME PER SHARE
For the three months ended September 30,	2002	2001	2002	2001	2002	2001	2002	2001	2002	2001
Basic EPS	$6,973	$5,467	$—	$—	$6,973	$5,467	14,446,066	14,300,654	$0.48	$0.38
Effect of dilutive securities							163,950	160,418	$—	$—
Diluted EPS	$6,973	$5,467	$—	$—	$6,973	$5,467	14,610,016	14,461,072	$0.48	$0.38

(1)  Reflects the restatement of the six months ended June 30, 2002 for the nonamortization of goodwill in accordance with SFAS No. 147.

Options to purchase common stock with an exercise price greater than the average market price of common shares for the period are excluded from the calculation of diluted earnings per share, as their effect on earnings per share would be antidilutive.  For the nine months ended September 30, 2002 and September 30, 2001, there were 8,615 and 187,967 shares, respectively excluded from the calculation of diluted earnings per share.  For the three months ended September 30, 2002 and September 30, 2001, there were 14,000 and 17,000 shares, respectively, excluded from the calculation of diluted earnings per share.

NOTE 8 -  COMPREHENSIVE INCOME

Information on the Company’s comprehensive income, presented net of taxes, is set forth below for the nine months and three months ended September 30, 2002 and September 30, 2001.

Comprehensive income is reported net of taxes, as follows:

(In Thousands)

	FOR THE NINE MONTHS ENDED		FOR THE THREE MONTHS ENDED
	SEPT. 30, 2002	SEPT. 30, 2001	SEPT. 30, 2002	SEPT. 30, 2001
Net Income	$18,043 (1)	$15,763	$6,973	$5,467
Other Comprehensive Income:
Cumulative effect of FAS 133 adoption
Fair value of derivatives at January 1, 2001	—	467	—	—
Reclassification of securities from HTM to AFS on January 1, 2001	—	(96)	—	—

Unrealized gain on securities available for sale	8,595	8,337	4,981	4,311
Less: reclassification adjustment for realized losses/(gains) included in net earnings	38	(928)	38	(147)
Net change in unrealized gain on securities available for sale	8,633	7,409	5,019	4,164

(Decrease)/Increase in fair value of derivatives	(659)	1,272	(177)	1,065
Less: reclassification of realized gains on derivatives	(728)	—	(1,940)	—
Net change in fair value of derivatives	(1,387)	1,272	(2,117)	1,065

Other Comprehensive Income	7,246	9,052	2,902	5,229
Comprehensive Income	$25,289	$24,815	$9,875	$10,696

(1)  Reflects the restatement of the six months ended June 30, 2002 for the nonamortization of goodwill in accordance with SFAS No. 147.

NOTE 9 -  SEGMENT INFORMATION

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

Non-reportable operating segments of the Company’s operations, which do not have similar characteristics to the community banking operations and do not meet the quantitative thresholds requiring disclosure, are included in the other category in the disclosure of business segments below.  For the periods presented, these non-reportable segments include financial information with respect to the Company and Independent Capital Trusts I, II, III and IV.

Information about reportable segments and reconciliation of such information to the consolidated financial statements for the nine months and three months ended September 30, 2002 and 2001 follows:

RECONCILIATION TO CONSOLIDATED FINANCIAL INFORMATION

(In Thousands)

	Community Banking	Other	Eliminations	Consolidated
For the nine months ended September 30, 2002 (1)
Net Interest Income	$74,603	$9,940	$(9,793)	$74,750
Non-Interest Income	16,855	10,211	(10,211)	16,855
Net Income	19,885	18,162	(20,004)	18,043
Total Assets	2,299,784	257,189	(255,789)	2,301,184

For the nine months ended September 30, 2001
Net Interest Income	$65,516	$(4,145)	$4,189	$65,560
Non-Interest Income	15,826	22,891	(22,891)	15,826
Net Income	18,576	15,889	(18,702)	15,763
Total Assets	2,143,691	246,202	(245,574)	2,144,319

	Community Banking	Other	Eliminations	Consolidated
For the three months ended September 30, 2002
Net Interest Income	$25,415	$3,864	$(3,852)	$25,427
Non-Interest Income	5,295	3,745	(3,745)	5,295
Net Income	7,564	7,006	(7,597)	6,973

For the three months ended September 30, 2001
Net Interest Income	$23,669	$(1,377)	$1,396	$23,688
Non-Interest Income	4,968	8,322	(8,322)	4,968
Net Income	6,884	5,509	(6,926)	5,467

(1)  Reflects the restatement of the six months ended June 30, 2002 for the nonamortization of goodwill in accordance with SFAS No. 147.

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

RESULTS OF OPERATIONS

SUMMARY

The Company reported net income of $7.0 million for the third quarter 2002 as compared with net income of $5.5 million for the third quarter of 2001.  Diluted earnings per share were $0.48 for the three months ended September 30, 2002, compared to $0.38 per share for the prior quarter.

For the three months ended September 30, 2002, the Company recorded net operating earnings of $7.0 million.  This represents an increase of 32.1% from the $5.3 million of net operating earnings reported for the three months ended September 30, 2001, respectively.  Diluted operating earnings per share were $0.48 and $0.37 for the three months ended September 30, 2002 and 2001, respectively.

The Company summarizes the financial results for the nine months and three months ended September 30, 2002 and September 30, 2001 on both an operating basis and on an actual basis.  These results are as follows:

	Net Operating Earnings*
	Year To Date September 30,			Quarter Ended September 30,
	2002 (1)	2001	% Change	2002	2001	% Change
Net Operating Earnings	$20,613	$14,835	38.9%	$6,998	$5,320	31.5%
Diluted EPS	$1.41	$1.03	36.9%	$0.48	$0.37	29.7%
ROAA	1.23%	0.97%		1.23%	1.01%
ROAE	19.43%	16.11%		18.93%	16.58%

*Excludes the following items (net of tax)
Securities’ Losses/(Gains)	$25	$(928)	$25	$(147)
Securities’ Impairment Charge	$2,545	$0	$0	$0
Trust preferred issuance costs write-off	$1,505	$0	$0	$0

	Net Income, as reported
	Year To Date September 30,			Quarter Ended September 30,
	2002 (1)	2001	% Change	2002	2001	% Change
Net Income	$18,043	$15,763	14.5%	$6,973	$5,467	27.5%
Trust Preferred Issuance costs write-off	$1,505	$0		$0	$0
Net Income Available to Common Shareholders	$16,538	$15,763	4.9%	$6,973	$5,467	27.5%
Diluted EPS	$1.13	$1.09	3.7%	$0.48	$0.38	26.3%
ROAA	1.08%	1.04%		1.23%	1.04%
ROAE	17.01%	17.11%		18.87%	17.04%

(1)  Reflects the restatement of the six months ended June 30, 2002 for the nonamortization of goodwill in accordance with SFAS No. 147.

Net interest income increased $1.7 million or 7.3% for the three months ended September 30, 2002 as compared to the same period in 2001.  The provision for loan losses decreased to $1.2 million for the three months ended September 30, 2002, compared with $1.3 million for the same period last year.  Non-interest income increased $0.6 million, or 12.5% excluding the security losses in 2002 and security gains in 2001, while non-interest expense decreased $27,000, or 0.2%.

In October of 2002, the Financial Accounting Standards Board (“FASB”) released a new statement, SFAS No. 147, entitled “Acquisitions of Certain Financial Institutions”, allowing financial institutions meeting certain criteria to reclassify their unidentifiable intangible asset balances to goodwill and cease amortization beginning as of January 1, 2002.  As permitted by the FASB, the Company adopted SFAS No. 147 as of September 30, 2002 and retroactively ceased amortization of goodwill. The restated goodwill balance is $36.2 million and amortization expense of $439,000 and $1.3 million, net of tax, has been added back to net income for the three and nine months ended September 30, 2002, respectively.   The full year impact to earnings net of tax is $1.8 million, or $0.12 per diluted share.

The annualized consolidated returns on average equity and average assets for the three months ended September 30, 2002 were 18.87% and 1.23%, respectively, compared to 17.04% and 1.04% reported for the same period last year.  On an operating basis, the annualized consolidated returns on average equity and average assets for the three months ended

September 30, 2002 were 18.93% and 1.23%, respectively, compared to 16.58% and 1.01% reported for the three months ended September 30, 2001.

Net income for the nine months ended September 30, 2002 was $18.0 million compared to $15.8 million for the same period last year.  Diluted earnings per share were $1.13 for the nine months ended September 30, 2002, compared to $1.09 per share for the same period last year.

On an operating basis, earnings were $20.6 million.  This represents an increase of 39.2% from the $14.8 million of net operating earnings reported for the nine months ended September 30, 2001.  Diluted operating earnings per share were $1.41 and $1.03 for the nine months ended September 30, 2002 and 2001, respectively.

Net interest income increased $9.2 million or 14.0% for the nine months ended September 30, 2002.  The provision for loan losses increased to $3.6 million for the first nine months of 2002, compared with $2.8 million for the same period last year.  Non-interest income increased $2.5 million, or 17.3% excluding the security losses of ($38,000) in 2002 and security gains of $1.4 million in 2001, while non-interest expense increased $1.6 million, or 3.1%, excluding the WorldCom Bonds’ impairment charge of $4.4 million, over the first nine months of 2001.

The annualized consolidated returns on average equity and average assets for the first nine months of 2002 were 17.01% and 1.08%, respectively, compared to 17.11% and 1.04% reported for the same period last year.  On an operating basis, the annualized returns on average equity and average assets for the nine months ended September 30, 2002 were 19.43% and 1.23%, respectively, compared to 16.11% and 0.97% reported for the nine months ended September 30, 2001.

During the nine months ended September 30, 2002, the Company, through a subsidiary Trust, redeemed $28.8 million of 9.28% Trust Preferred Securities which were issued in May of 1997.  This redemption was another step in a refinancing strategy designed to lower the Company’s cost of capital which began in December 2001, when the Company issued $25 million of 8.625% Trust Preferred Securities and concluded in April 2002 with the issuance of $25 million of 8.375% Trust Preferred Securities.  In accordance with Generally Accepted Accounting Principles (GAAP), the unamortized portion of the issuance costs ($767,000) net of tax, on the 9.28% Trust Preferred Securities were written-off during the second quarter as a charge to equity and included within the calculation of earnings per share available to common shareholders.   The Company also wrote-off the unamortized portion of the issuance costs ($738,000) net of tax, associated with the $25 million of 11% Trust Preferred Securities which were effectively refinanced by the issuance of the aforementioned $25 million 8.625% Trust Preferred Securities.

The Company recognized a securities’ impairment charge of $4.4 million ($2.5 million net of tax, or 17 cents per diluted share) during the second quarter of 2002 on an investment in WorldCom Bonds. Despite the recognition of the securities’ impairment charge, the Company improved net income for the nine months ended September 30, 2002 as compared to the same period for the prior year by $2.3 million. The WorldCom bonds had a 7.875% coupon and a May 15, 2003 maturity date. On July 18, 2002 the Company sold the WorldCom Bonds for $712,000, with a remaining book value of $750,000, resulting in a realized loss of $37,500 in the third quarter of 2002.

NET INTEREST INCOME

Net interest income is the difference between income on earning assets such as loans, leases and securities, and interest expense paid on liabilities such as deposits and borrowings. Net interest income is affected by the level of interest rates, changes in interest rates and by changes in the amount and the combination of interest-earning assets and interest-bearing liabilities.

Fully tax equivalent net interest income for the third quarter of 2002 increased $1.8 million to $25.8 million as compared to the third quarter of 2001.  The Company’s net interest margin decreased to 4.90% for the third quarter of 2002 from 4.94% in the third quarter of 2001.  The Company’s interest rate spread (the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities) increased by 11 basis points to 4.34% during the third quarter of 2002 as compared to the third quarter of 2001.  Management anticipates that the net interest margin will contract in the coming months as assets continue to reprice at historically low levels without a corresponding decrease in rates paid.  Management continues to take steps to protect the net interest margin and improve the Bank’s asset sensitivity, such as emphasizing adjustable rate loan production, shorter-term investments and longer-term funding.

The Company’s fully tax equivalent net interest income for the nine months ended September 30, 2002 amounted to  $76.0 million, an increase of $9.5 million, or 14.2%, from the comparable nine months in 2001. The Company’s net interest margin increased from 4.77% to 4.90% for the nine months ended September 30, 2002.  The increase in the net interest margin is due to a lower cost of funds and a balance sheet that was well positioned to benefit from the Federal Reserve’s easing of interest rates in 2001.

The average balance of interest-earning assets for the third quarter of 2002 amounted to $2.1 billion, an increase of $164.3 million, or 8.5%, from the comparable time frame in 2001.  Loans increased by $96.8 million, or 7.7%.  Investments increased by $67.5 million, or 9.8%.  Income from interest-earning assets amounted to $35.9 million for the three months ended September 30, 2002, a decrease of $1.3 million, or 3.6%, from the three months ended September 30, 2001.  The yield on interest earning assets was 6.82% in 2002 compared to 7.67% in 2001.

The average balance of interest-earning assets for the nine months of 2002 amounted to $2.1 billion, an increase of $206.8 million, or 11.1%, from the comparable time frame in 2001.  Loans increased by $110.9 million, or 9.1%, resulting from increases in general business volume, primarily in the commercial real estate, residential real estate, and real estate construction categories, as well as home equity loans.  Investments increased by $96.0 million, or 15.0%.  Income from interest-earning assets amounted to $107.6 million for the nine months ended September 30, 2002, a decrease of $1.7 million, or 1.6%, from the first nine months of 2001.  The yield on interest earning assets was 6.94% in 2002 compared to 7.84% in 2001.

Interest income is also impacted by the amount of non-performing loans.  The amount of interest due, but not recognized, on non-performing loans amounted to approximately $83,000 for the three months ended September 30, 2002, compared to $77,000 for the same period in

2001 and $225,000 for the nine months ended September 30, 2002 compared to $294,000 for the same period in 2001.

The average balance of interest-bearing liabilities for the third quarter of 2002 was $1.6 billion, or 5.8% higher than the comparable 2001 time frame.  Average interest bearing deposits increased by $64.4 million, or 5.4%, for the three months ended September 30, 2002 over the same period last year.  For the three months ended September 30, 2002, average borrowings were $370.9 million.  This represents an increase of $25.1 million or 7.3% from the three months ended September 30, 2001.  Notwithstanding the increase in the average balance of interest-bearing liabilities, interest expense decreased by $3.2 million, or 23.9%, to $10.1 million in the third quarter of 2002 as compared to the same period last year.  The yield on interest-bearing liabilities was 2.48% in 2002 compared to 3.44% in 2001.

The average balance of interest-bearing liabilities for the first nine months of 2002 was $1.6 billion, or 8.4% higher than the comparable 2001 time frame.  Average interest bearing deposits increased by $78.1 million, or 6.7%, for the first nine months of 2002 over the same period last year.  For the nine months ended September 30, 2002, average borrowings were $374.0 million.   This represents an increase of $47.7 million or 14.6% from the nine months ended September 30, 2001.  Notwithstanding the increase in the average balance of interest-bearing liabilities, interest expense decreased by $11.2 million, or 26.1%, to $31.6 million in the first nine months of as compared to the same period last year.  The yield on interest-bearing liabilities was 2.60% in 2002 compared to 3.82% in 2001.

CONSOLIDATED AVERAGE BALANCE SHEET AND AVERAGE RATE DATA

CONSOLIDATED AVERAGE BALANCE SHEET AND AVERAGE RATE DATA

(Unaudited - Dollars in Thousands)

FOR THE NINE MONTHS ENDED SEPTEMBER 30,	AVERAGE BALANCE 2002 (3)	INTEREST EARNED/ PAID 2002	AVERAGE YIELD 2002	AVERAGE BALANCE 2001	INTEREST EARNED/ PAID 2001	AVERAGE YIELD 2001

Interest-earning Assets:
Federal Funds Sold and Assets Purchased
Under Resale Agreement	$23,626	$330	1.86%	$19,994	$664	4.43%
Trading Assets	1,136	21	2.46%	454	5	1.47%
Taxable Investment Securities	656,995	29,773	6.04%	581,028	30,116	6.91%
Non-taxable Investment Securities (1)	55,550	2,925	7.02%	39,842	2,239	7.49%
Loans (1)	1,329,000	74,515	7.48%	1,218,149	76,267	8.35%
Total Interest-Earning Assets	$2,066,307	$107,564	6.94%	$1,859,467	$109,291	7.84%
Cash and Due from Banks	59,666			63,571
Other Assets	104,261			105,858
Total Assets	$2,230,234			$2,028,896

Interest-bearing Liabilities:
Savings and Interest Checking Accounts	$419,257	$2,423	0.77%	$366,164	$3,813	1.39%
Money Market & Super Interest Checking Accounts	317,219	4,422	1.86%	230,125	4,762	2.76%
Time Deposits	507,477	12,764	3.35%	569,542	22,198	5.20%
Federal Funds Sold and Assets Purchased
Under Resale Agreement	69,644	606	1.16%	68,188	1,766	3.45%
Treasury Tax and Loan Notes	4,281	35	1.09%	4,242	102	3.21%
Federal Home Loan Bank borrowings	300,088	11,360	5.05%	253,904	10,149	5.33%
Total Interest-Bearing Liabilities	$1,617,966	$31,610	2.60%	$1,492,165	$42,790	3.82%
Demand Deposits	391,720			340,735

Company-Obligated Mandatorily Redeemable Trust Preferred Securities of SubsidiaryTrust Holding Solely Junior Subordinated Debentures of the Corporation	55,581			51,348
Other Liabilities	23,542			21,832
Total Liabilities	$2,088,809			$1,906,080
Stockholders’ Equity	141,425			122,816
Total Liabilities and Stockholders’ Equity	$2,230,234			$2,028,896

Net Interest Income		$75,954			$66,501

Interest Rate Spread (2)			4.34%			4.02%

Net Interest Margin (2)			4.90%			4.77%

(1)          The total amount of adjustment to present interest income and yield on a fully tax-equivalent basis is $1,204 and $941 for the nine months ended September 30, 2002 and 2001, respectively. Also, non-accrual loans have been included in the average loan category, however, unpaid interest on non-accrual loans has not been included for purposes of determining interest income.

(2)          Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.  Net interest margin represents annualized net interest income as a percent of average interest-earning assets.

(3)          Reflects the restatement of the six months ended June 30, 2002 for the nonamortization of goodwill in accordance with SFAS No. 147.

CONSOLIDATED AVERAGE BALANCE SHEET AND AVERAGE RATE DATA

(Unaudited - Dollars in Thousands)

FOR THE THREE MONTHS ENDED SEPTEMBER 30,	AVERAGE BALANCE 2002	INTEREST EARNED/ PAID 2002	AVERAGE YIELD 2002	AVERAGE BALANCE 2001	INTEREST EARNED/ PAID 2001	AVERAGE YIELD 2001

Interest-earning Assets:
Federal Funds Sold and Assets Purchased Under Resale Agreement	$41,310	$189	1.83%	$23,204	$224	3.86%
Trading Assets	1,105	13	4.71%	444	2	1.80%
Taxable Investment Securities	657,095	9,779	5.95%	622,087	10,552	6.78%
Non-taxable Investment Securities (1)	55,842	986	7.06%	42,117	774	7.35%
Loans (1)	1,352,826	24,982	7.39%	1,256,037	25,746	8.20%
Total Interest-Earning Assets	$2,108,178	$35,949	6.82%	$1,943,889	$37,298	7.67%
Cash and Due from Banks	60,094			57,330
Other Assets	104,455			105,752
Total Assets	$2,272,727			$2,106,971

Interest-bearing Liabilities:
Savings and Interest Checking Accounts	$428,056	$732	0.68%	$378,663	$1,193	1.26%
Money Market & Super Interest Checking Accounts	348,998	1,505	1.72%	249,857	1,410	2.26%
Time Deposits	485,537	3,819	3.15%	569,646	6,720	4.72%
Federal Funds Sold and Assets Purchased Under Resale Agreement	71,920	213	1.18%	71,671	448	2.50%
Treasury Tax and Loan Notes	4,652	13	1.12%	4,657	30	2.58%
Federal Home Loan Bank borrowings	294,320	3,831	5.21%	269,466	3,484	5.17%
Total Interest-Bearing Liabilities	$1,633,483	$10,113	2.48%	$1,543,960	$13,285	3.44%
Demand Deposits	417,275			361,026

Company-Obligated Mandatorily Redeemable Trust Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures of the Corporation	47,729			51,362
Other Liabilities	26,407			22,293
Total Liabilities	$2,124,894			$1,978,641
Stockholders’ Equity	147,833			128,330
Total Liabilities and Stockholders’ Equity	$2,272,727			$2,106,971

Net Interest Income		$25,836			$24,013

Interest Rate Spread (2)			4.34%			4.23%

Net Interest Margin (2)			4.90%			4.94%

(1)          The total amount of adjustment to present interest income and yield on a fully tax-equivalent basis is $409 and $325 for the three months ended September 30, 2002 and 2001, respectively.  Also, non-accrual loans have been included in the average loan category, however unpaid interest on non-accrual loans has not been included for purposes of determining interest income.

(2)          Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.  Net interest margin represents annualized net interest income as a percent of average interest-earning assets.

The following table presents certain information on a fully-taxable equivalent basis regarding changes in our interest income and interest  expense for the periods indicated.  For each category of interest-earning assets and interest-bearing liabilities, information is provided with respect to  changes attributable to (1) changes in rate - change in rate multiplied by old volume, (2) changes in volume - change in volume multiplied by old rate and (3) changes in volume/rate - change in volume multiplied by change in rate.

Volume Rate Analysis

	Nine Months Ended September 30, 2002 Compared to 2001				Three Months Ended September 30, 2002 Compared to 2001
	Change Due to Rate	Change Due to Volume	Change Due to Volume/ Rate	Total Change	Change Due to Rate	Change Due to Volume	Change Due to Volume/ Rate	Total Change
	(In Thousands)				(In Thousands)
Income on interest-earning assets:
Federal funds sold	$(385)	$121	$(70)	$(334)	$(118)	$175	$(92)	$(35)
Taxable securities	(3,786)	3,938	(495)	(343)	(1,294)	593	(73)	(773)
Non-taxable securities (1)	(141)	882	(55)	686	(31)	252	(10)	212
Trading assets	3	8	5	16	3	3	5	11
Loans (1)	(7,967)	6,940	(725)	(1,752)	(2,551)	1,984	(197)	(764)
Total	$(12,275)	$11,890	$(1,342)	$(1,727)	$(3,990)	$3,008	$(367)	$(1,349)

Expense of interest-bearing liabilities:
Savings and Interest Checking accounts	$(1,697)	$553	$(246)	$(1,390)	$(545)	$156	$(71)	$(461)
Money Market and Super Interest Checking account	(1,554)	1,802	(588)	(340)	(333)	559	(132)	95
Time deposits	(7,873)	(2,419)	858	(9,434)	(2,239)	(992)	331	(2,901)
Federal funds purchased and assets sold under repurchase agreements	(1,173)	38	(25)	(1,160)	(236)	2	(1)	(235)
Treasury tax and loan notes	(67)	1	(1)	(67)	(17)	(0)	0	(17)
Federal Home Loan Bank borrowings	(537)	1,846	(98)	1,211	23	321	2	347
Total	$(12,902)	$1,821	$(100)	$(11,180)	$(3,345)	$45	$128	$(3,172)
Change in net interest income	$627	$10,069	$(1,242)	$9,453	$(645)	$2,963	$(496)	$1,823

(1)          Interest earned on non-taxable investment securities and loans is shown on a fully tax-equivalent basis

NON-INTEREST INCOME

Non-interest income, for the three months ended September 30, 2002 was $5.3 million, compared to $4.7 million for the same period in 2001, excluding security losses and gains of ($38,000) and $226,000, respectively.  Non-interest income including security losses and gains for the three months ended September 30, 2002 was $5.3 million compared to $5.0 million for the same period in 2001, respectively.  Deposit service charge revenue increased by $0.3 million, or 12.4%, from the three months ended September 30, 2001, reflecting growth in core deposits and lower earnings credit rates (rates used to determine the earnings allowance for customer’s demand deposit balances).  Income from the mortgage banking business decreased $48,000, or 12.9%, for the three months ended September 30, 2002.  The decrease in mortgage banking income for the three months ended September 30, 2002, is due to the increased amortization of the mortgage-servicing asset as a result of higher prepayment speeds.  Investment management revenue increased $0.1 million, or 12.9%, for the three months ended September 30, 2002, as compared to the same period last year due to an increased level of fees.  Other non-interest income increased $217,000, or 34.6%, for the three months ended September 30, 2002 as compared to the same period last year, mainly due to increases in the fair market value adjustment on its fair value hedges of interest rate lock commitments and forward sales agreements amounting to $242,000, which was partially offset by increased losses in trading assets of $59,000.

Non-interest income, excluding security losses and gains of ($38,000) and $1.4 million, for the nine months ended September 30, 2002, respectively was $16.9 million, compared to $14.4 million for the same period in 2001.  Non-interest income including security losses and gains for the nine months ended September 30, 2002 and September 30, 2001 was $16.9 million and $15.8 million, respectively. Deposit service charge revenue increased by $0.9 million, or 14.3%, from the nine months ended September 30, 2001, reflecting growth in core deposits and lower earnings credit rates (rates used to determine the earnings allowance for customer’s demand deposit balances). Income from the mortgage banking business increased $0.4 million, or 25.3%, for the nine months ended September 30, 2002 as volume continued at high levels reflecting the favorable interest rate environment.  Investment management revenue increased $0.7 million, or 21.4%, for the nine months ended September 30, 2002, as compared to the same period last year, primarily attributable to an increase in estate and termination fees.  Other non-interest income increased $425,000, or 25.3%, for the year as compared to the same period last year primarily due to increases in the fair market value adjustment on fair value hedges of interest rate lock commitments and forward sales agreements of $299,000 and commercial loan prepayment fees of $138,000, which was partially offset by increased losses in trading assets of $94,000 and a decrease in installment loan extension fees of $73,000.

NON-INTEREST EXPENSES

Non-interest expenses, decreased by $27,000, or 0.2%, for the three months ended September 30, 2002 as compared to the same period in 2001. Non-interest expenses, excluding the securities impairment charge taken in the second quarter of 2002 of $4.4 million, decreased by $1.6 million, or 3.1% for the nine months ended September 30, 2002 as compared to the same period in 2001.  Non-interest expense, including the securities impairment charge, for the three months ended September 30, 2002 and September 30, 2001 was $17.9 million and for the nine months ended September 30, 2002 and September 30, 2001 was $57.3 million and $51.3 million, respectively.  Due to the non-amortization of goodwill, as discussed in the footnotes above, in 2002 the Company’s non-interest expense improved by $665,000 and $2.0 million for the three and nine months periods, respectively, which were the respective amounts amortized in the 2001 periods.  Salaries and employee benefits increased by $1.1 million, or 12.0%, and $2.7 million or 10.2%, for the three months and nine months ended September 30, 2002, respectively, due to additions to staff needed to support continued growth, employees’ merit increases, an increase in performance based incentive compensation, and commissions related to mortgage originations.  Occupancy and equipment-related expense decreased by $0.4 million or 16.2% and $0.9 million or 12.3%, for the three and nine month period ended September 30, 2002, respectively, largely attributable to branch relocation costs in 2001 and certain assets being fully depreciated in 2002. Other non-interest expenses increased by $0.1 million or 3.1% and $1.9 million or 15.5% for the three and nine month periods ended September 30, 2002, respectively, mainly due to increased costs associated with information technology consulting, executive recruitment costs and an unrealized loss recorded on an equity investment made for Community Reinvestment Act purposes.

PROVISION FOR LOAN LOSSES

The provision for loan losses represents the charge to expense that is required to maintain an adequate level of reserve for loan losses.  Management’s periodic evaluation of the adequacy of the reserve considers past loan loss experience, known and inherent risks in the loan portfolio, adverse situations which may affect the borrowers’ ability to repay, the estimated value of the underlying collateral, if any, and current and prospective economic conditions.  Substantial portions of the Company’s loans are secured by real estate in Massachusetts.  Accordingly, the ultimate collectibility of a substantial portion of the Company’s loan portfolio is susceptible to changes in property values within the state.

The provision for loan losses is based upon management’s evaluation of the level of the reserve for loan losses required in relation to the estimate of loss exposure in the loan portfolio.  An analysis of individual loans and the overall risk characteristics and size of the different loan portfolios is conducted on an ongoing basis.  This managerial evaluation is reviewed periodically by a third-party loan review consultant.  Accordingly, adjustments to the provision for loan losses are made as deemed necessary.

The provision for loan losses decreased to $1.2 million for the three months ended September 30, 2002, compared with $1.3 million for the three months ended September 30, 2001.  For the three months ended September 30, 2002, net loan charge-offs totaled $0.3 million, a decrease of $0.1 million from the same period last year.  The provision for loan losses increased to $3.6 million for the nine months ended September 30, 2002, compared with $2.8 million for the nine months ended September 30, 2001.  For the nine months ended September 30, 2002, net loan charge-offs totaled $1.0 million, a decrease of $0.4 million from the same period last year.  See the section on “Reserve for Loan Losses” for further discussion.

INCOME TAXES

The Company records income tax expense pursuant to Statement of Financial Accounting Standards No. 109, “Accounting For Income Taxes.”  The Company evaluates the deferred tax asset and the valuation reserve on a quarterly basis.  The Company’s effective tax rates for the nine months ended September 30, 2002 and 2001 was 32.47% and 31.74%, respectively.

FINANCIAL CONDITION

Total assets increased by $102.0 million or 4.6% from year-end 2001 to a total of $2.3 billion at September 30, 2002.  Average assets for the nine months ended September 30, 2002 increased by $201.3 million or 9.9% from September 30, 2001.  The ratio of equity to assets is 6.68% at September 31, 2002 and 6.06% at December 31, 2002.

Total loans increased by $85.6 million or 6.6% during the nine months ended September 30, 2002 as compared to total loans at December 31, 2001.  The increases were mainly in residential, real estate construction and commercial real estate loans, which increased $33.3 million or 14.5%, $18.5 million or 39.1% and $9.0 million or 2.0%, respectively, and consumer loans which increased $25.1 million or 6.2%, which is primarily attributable to an increase in home equity loans.

Total deposits increased by $110.4 million or 7.0% since year-end 2001. Core deposits increased by $172.2 million or 16.5%, particularly in the relationship deposit products, which enabled the Company to reduce the balance of more expensive time deposits by $61.8 million 11.4%.  Total borrowings decreased by $14.9 million, or 3.8%.

ASSET QUALITY

Non-performing assets are comprised of non-performing loans, non-performing investments and Other Real Estate Owned (OREO).  Non-performing loans consist of loans that are more than 90 days past due but still accruing interest and non-accrual loans.  Non-performing investments consists of investments that have been identified as other than temporarily impaired and are no longer accruing interest.  OREO includes properties held by the Bank as a result of foreclosure or by acceptance of a deed in lieu of foreclosure.   Non-performing assets totaled $3.7 million at September 30, 2002 (0.16% of total assets), as compared to the $3.0 million (0.14% of total assets) reported at December 31, 2001.  The Company’s total reserves for loan losses (including the credit quality discount of $0.6 million at September 30, 2002 and $0.8 million at December 31, 2001, which is discussed under “Reserve for Loan Losses” below), as a percentage of the loan portfolio was 1.55% at September 30, 2002 and 1.46% at December 31, 2001.  The percentage of total reserves for loan losses (including the credit quality discount) to non-performing loans was 583.10% at September 30, 2002 compared to 630.18% at December 31, 2001.    The Bank held no OREO property on September 30, 2002.

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

The following table sets forth information regarding non-performing assets held by the Bank at the dates indicated.

Non-Performing Assets / Loans

(Dollars In Thousands)

	As of September 30, 2002	As of December 31, 2001	As of September 30, 2001
Loans past due 90 days or more but still accruing	$313	$508	$298

Loans accounted for on a non-accrual basis (1)	3,361	2,507	2,869

Total non-performing loans	$3,674	$3,015	$3,167

Other real estate owned	—	—	—

Total non-performing assets	$3,674	$3,015	$3,167

Restructured loans	$605	$503	$511

Non-performing loans as a percent of gross loans	0.27%	0.23%	0.25%

Non-performing assets as a percent of total assets	0.16%	0.14%	0.15%

(1)  Includes $99,000 of restructured non-accruing loans at September 30, 2002, and $100,000 of restructured non-accruing loans at December 31, 2001 and September 30, 2001.

In the course of resolving non-performing loans, the Bank may choose to restructure the contractual terms of certain commercial and real estate loans.  Terms may be modified to fit the ability of the borrower to repay in line with its current financial status. It is the Bank’s policy to maintain restructured loans on non-accrual status for approximately six months before management considers its return to accrual status.  At September 30, 2002, the Bank had $0.6 million of restructured loans.

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

Interest income that would have been recognized for the nine months ended September 30, 2002 and September 30, 2001, if non-performing loans at the respective dates had been performing in accordance with their original terms, approximated $225,000 and

$294,000, respectively.  The actual amount of interest that was collected on these loans during each of those periods and included in interest income was approximately $26,000 and $23,000 respectively.

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

As of September 30, 2002, the reserve for loan losses represented 1.50% of loans, as compared to 1.40% at December 31, 2001.  The reserve for loan losses at September 30, 2002 was 567.12% of non-performing loans, as compared to 603.32% at December 31, 2001.  As of September 30, 2002, the total reserve for loan losses (including the credit quality discount described below) represented 1.55% of loans, as compared to 1.46% at December 31, 2001.  The total reserve for loan losses (including the credit quality discount) at September 30, 2002 represented 583.10% of non-performing loans, as compared to 630.18% at December 31, 2001.

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

The reserve for loan losses is maintained at a level that management considers adequate to provide for potential loan losses based upon an evaluation of known and inherent risks in the loan portfolio.  The reserve is increased by provisions for loan losses and by recoveries of loans previously charged-off and reduced by loans charged-off.  In 2000, the Bank established a separate “credit quality discount” as a reduction of the loan balances acquired from FleetBoston Financial. Credit quality discount is a separate reserve that was established for the acquired loan balances.  The credit quality discount is amortized over the remaining average life of the loans purchased and amortized into interest income proportionately with the loan balances. The level of credit quality discount was $0.6 million at September 30, 2002 and  $0.8 million at December 31, 2001.  Including the credit quality discount, the total reserves for loan losses was $21.4 million at September 30, 2002, compared to $19.0 million at December 31, 2001.

The following table summarizes changes in the reserve for loan losses and other selected statistics for the periods presented:

Reserve For Loan Losses

(Dollars in Thousands)

	Quarter-To-Date
	September 30, 2002	June 30, 2002	March 31, 2002	December 31, 2001	September 30, 2001

Average total loans	$1,352,826	$1,329,834	$1,303,802	$1,293,852	$1,256,037
Reserve for loan losses, at beginning of period	$19,953	$19,080	$18,190	$16,937	$16,115
Charged-off loans:
Commercial & Industrial	—	48	27	85	—
Real estate - Residential	—	—	—	—	—
Consumer - Installment	458	463	507	491	491
Consumer - Other	83	125	67	98	144
Total charged-off loans	541	636	601	674	635
Recoveries on loans previously charged-off:
Commercial & Industrial	142	219	209	(7)	55
Real estate - Commercial	1	—	1	—	24
Consumer - Installment	58	72	52	82	80
Consumer - Other	23	18	29	20	25
Total recoveries	224	309	291	95	184
Net loans charged-off	317	327	310	579	451
Provision for loan losses	1,200	1,200	1,200	1,832	1,273
Reserve for loan losses, end of period	$20,836	$19,953	$19,080	$18,190	$16,937
Credit quality discount on acquired loans	587	705	765	810	1,113
Total reserves for loan losses, end of period	$21,423	$20,658	$19,845	$19,000	$18,050

Net loans charged-off as a percent of average total loans	0.02%	0.02%	0.02%	0.04%	0.04%
Reserve for loan losses as a percent of total loans	1.50%	1.48%	1.45%	1.40%	1.31%
Reserve for loan losses as a percent of non-performing loans	567.12%	672.27%	573.32%	603.32%	534.80%
Total reserves for loan losses as a percent of total loans (including credit quality discount)	1.55%	1.54%	1.51%	1.46%	1.40%
Total reserve for loan losses as a percent of non-performing loans (including credit quality discount)	583.10%	696.02%	596.30%	630.18%	569.94%
Net loans charged-off as a percent of reserve for loan losses	1.52%	1.64%	1.62%	3.18%	2.66%
Recoveries as a percent of charge-offs	41.40%	48.58%	48.42%	14.09%	28.98%

The reserve for loan losses is allocated to various loan categories as part of the Bank’s process of evaluating its adequacy. Allocated reserves were $16.3 million at September 30, 2002, up from $15.2 million at December 31, 2001.  The distribution of reserves allocated among the various loan categories changed slightly compared to the distribution as of December 31, 2001.  Increases were noted in the Commercial & Industrial (C&I), the Real Estate – Commercial, the Real Estate – Construction and the Installment loan type categories.  The increases in these categories are attributed to portfolio growth as well as recent assessments of the loan portfolio.

The following table summarizes the allocation of the allowance for loan losses for the dates indicated:

Allocation of the Allowance for Loan Losses

(Dollars - In Thousands)

	AT SEPTEMBER 30, 2002			AT DECEMBER 31, 2001
	Reserve Amount	Credit Quality Discount	Loans In Category To Total Loans	Reserve Amount	Credit Quality Discount	Loans In Category To Total Loans
Allocated Allowances:
Commercial & Industrial	$3,401	$10	10.9%	$3,036	$27	11.7%
Real Estate - Commercial	7,309	483	34.1%	6,751	634	35.6%
Real Estate - Construction	1,310	—	4.7%	1,140	—	3.6%
Real Estate - Residential	594	—	19.0%	355	—	17.6%
Consumer - Installment	3,075	90	24.0%	3,141	143	25.0%
Consumer - Other	643	4	7.3%	727	6	6.5%
Non-Specific Allowance	4,504	—	NA	3,040	—	NA

Total Allowance for Loan Losses	$20,836	$587	100.0%	$18,190	$810	100.0%

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

Due to the imprecise nature of the loan loss estimation process and ever changing conditions, these risk attributes may not be adequately captured in data related to the formula-based loan loss components used to determine allocations in the Bank’s analysis of the adequacy of the allowance for loan losses.  Management, therefore, has established and maintains a non-specific allowance for loan losses.  The amount of non-specific allowance was $4.5 million at September 30, 2002, compared to $3.0 million at December 31, 2001.

Management increased the non-specific, unallocated portion of the loan loss reserve by approximately $1.5 million to $4.5 million at September 30, 2002 primarily based upon concerns over how the overall weakening of the national economy is affecting borrowers in its loan portfolio.  As 2001 drew to a close, empirical evidence indicated that the nation had entered a recession.  Through the nine months ending September 30, 2002, however, the national economic slowdown had not yet had any apparent significant effect on the overall credit quality or incidence of default within the Bank’s loan portfolio.  Management, nonetheless, increased the non-specific portion of the loan loss reserve by $1.5 million, as of September 30, 2002, based upon its belief that the Bank's retail and commercial customers may experience a weakening of their credit quality as a lagging recessionary effect.

As of September 30, 2002, the reserve for loan losses totaled $20.8 million as compared to $18.2 million at December 31, 2001.  Based on the analyses described above, management believes that the level of the reserve for loan losses at September 30, 2002 is adequate.

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

On December 11, 2001, Independent Capital Trust III (the “Trust III”) was formed for the purpose of issuing trust preferred securities (the “Trust III Preferred Securities”) and investing the proceeds of the sale of these securities in $25.8 million of 8.625% junior subordinated debentures issued by the Company. A total of $25 million of 8.625% Trust III Preferred Securities were issued by Trust III and are scheduled to mature in 2031, callable at the option of the Company on or after December 31, 2006. Distributions on these securities are payable quarterly in arrears on the last day of March, June, September and December, such distributions can be deferred at the option of the Company for up to five years.  The Trust III Preferred Securities can be prepaid in whole or in part on or after December 31, 2006 at a redemption price equal to $25 per Trust III Preferred Security plus accumulated but unpaid distributions thereon to the date of the redemption.  On December 11, 2001, Trust III also issued $0.8 million in common securities to the Company.  The net proceeds of the Trust III issuance were used to redeem the Trust II securities on January 31, 2002.   Thereafter, Trust II was liquidated.

On April 12, 2002, Independent Capital Trust IV  (the “Trust IV”) was formed for the purpose of issuing trust preferred securities (the “Trust IV Preferred Securities”) and investing the proceeds of the sale of these securities in $25.8 million of 8.375% junior subordinated debentures issued by the Company.   A total of $25 million of 8.375% Trust IV Preferred Securities were issued by Trust IV and are scheduled to mature in 2032, callable at the option of the Company on or after April 30, 2007. Distributions on these securities are payable quarterly in arrears on the last day of March, June, September and December, such distributions can be deferred at the option of the Company for up to five years.  The Trust IV Preferred Securities can be prepaid in whole or in part on or after April 30, 2007 at a redemption price equal to $25 per Trust IV Preferred Security plus accumulated but unpaid distributions thereon to the date of the redemption.  On April 12, 2002, Trust IV also issued $0.8 million in common securities to the Company.  The net proceeds of the Trust IV issuance were used to redeem the Trust I securities on May 20, 2002.  Thereafter, Trust I was liquidated.

The Trust I, Trust II, Trust III and Trust IV Preferred Securities are presented in the consolidated balance sheets of the Company entitled “Corporation-Obligated Mandatorily Redeemable Trust Preferred Securities of Subsidiary Trusts Holding Solely Junior Subordinated Debentures of the Corporation”.  The Company records distributions payable on the Trust I, Trust II, Trust III and Trust IV Preferred Securities as minority interest expense in its consolidated statements of income.  The minority interest expense was $4.0 million and  $4.2 million for the nine months ended September 30, 2002 and 2001, respectively.

In September, the Company’s Board of Directors declared a cash dividend of $0.54 and $0.52 per share to stockholders of record of Trust III and Trust IV, respectively, as of the close of business on September 27, 2002.  The dividend was paid on September 30, 2002.

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

INTEREST RATE RISK

Interest rate risk is the sensitivity of income to variations in interest rates over both short-term and long-term horizons.  The primary goal of interest-rate risk management is to control this risk within limits approved by the Board.  These limits reflect the Company’s tolerance for interest-rate risk by identifying exposures, quantifying and hedging them as needed.  The Company quantifies its interest-rate exposures using net interest income simulation models, as well as simpler gap analyses, and Economic Value of Equity (EVE) analysis.  The Company manages its interest-rate exposure using a combination of on and off-balance sheet instruments, primarily fixed rate portfolio securities, interest rate swaps, and options.

The Company uses simulation analysis to measure the exposure of net interest income to changes in interest rates over a relatively short time horizon.  Simulation analysis involves projecting future interest income and expense from the Company’s assets, liabilities and off-balance sheet positions under various scenarios.

Management reviews simulation results to ensure the exposure of net interest income to changes in interest rates remains within established limits.  The following table reflects the Company’s estimated exposure, as a percentage of estimated net interest income for the next 12 months as of September 30, 2002.  Interest rates are assumed to shift upward by 200 basis points or downward by 100 basis points.  This asymmetric rate shift reflects the fact that interest rates as of September 30, 2002 are at extremely low levels.  The likelihood of a 200 basis point decline is remote.

Rate Change (Basis Points)	Estimated Exposure as % of Net Interest Income
+200	(1.01)%
-100	(0.43)%

As a component of its asset/liability management activities intended to control interest rate exposure, the Bank, enters into certain off-balance sheet hedging transactions.  From time to time, the Bank has utilized interest rate swap agreements as hedging instruments against stable or declining interest rates. An interest rate swap is an agreement whereby one party agrees to pay a floating rate of interest on a notional principal amount in exchange for receiving a fixed rate of interest on the same notional amount for a predetermined period of time from a second party.  The assets relating to the notional principal amount are not actually exchanged.

On September 30, 2002, the Company had interest rate swap commitments with a total notional amount of $50.0 million, which will hedge future LIBOR based borrowings. The fair value of these commitments at September 30, 2002 is ($272,000). Under these swap commitments, the Company pays a fixed rate of 3.65% and receives 3 month LIBOR. These interest rate swaps meet the criteria for cash flow hedges.  All changes in the fair value are recorded as other comprehensive income.

At December 31, 2001, the Company had interest rate swap commitments with a total notional value of $125.0 million, of which $100.0 million qualified as a cash flow hedge and the remaining $25.0 million qualified as a fair value hedge. The fair value of these commitments at December 31, 2001 was $2.0 million.  The Company was receiving weighted average fixed rate payments of 7.61% and paying weighted average variable payments of 4.31% at December 31, 2001.

To improve the Company’s asset sensitivity, the Company sold interest rate swaps hedged against prime based loans during the third quarter ending September 30, 2002. The interest rate swaps had total notional amounts of $75.0 million resulting in total deferred gains of $5.8 million. These swaps were accounted for as cash flow hedges and therefore the deferred gains will be amortized into interest income over the remaining life of the swaps, which range between two and five years. During the nine months ending September 30, 2002, the Company sold interest rate swaps, with total notional amounts of $175.0 million, resulting in total deferred gains of $6.5 million. The deferred gains will be amortized into interest income over the remaining life of the swaps, which range between two and five years.

Additionally, the Company enters into commitments to fund residential mortgage loans with the intention of selling them in the secondary markets.  The Company also enters into forward sales agreements for certain funded loans and loan commitments to protect against change in interest rates.  At September 30, 2002 the Company had residential mortgage loan commitments of $46.1 million and forward sales agreements of $47.7 million.  At December 31, 2001 the Company had residential mortgage loan commitments of $14.7 million and forward sales agreements of $16.7 million.

LIQUIDITY AND CAPITAL

Liquidity, as it pertains to the Company, is the ability to generate cash in the most economical way, in order to meet ongoing obligations to pay deposit withdrawals and to fund loan commitments.  The Company’s primary sources of funds are deposits, borrowings, and the amortization, prepayment, and maturities of loans and investments.

A strong source of liquidity is the Company’s core deposits, those deposits which management considers, based on experience, not likely to be withdrawn in the near term.  The Company utilizes its extensive branch-banking network to attract retail customers who provide a stable source of core deposits.   In addition, the Company has established repurchase agreements with major brokerage firms as potential sources of liquidity.  On September 30, 2002, the Company had no borrowings outstanding under these agreements.  As an additional source of funds, the Bank has entered into repurchase agreements with customers totaling $75.4 million at September 30, 2002.  In addition, as a member of the Federal Home Loan Bank, Rockland has access to approximately $638.1 million of borrowing capacity.  At September 30, 2002, the Company had $293.6 million outstanding under such lines.  The Company actively manages its liquidity position under the direction of the Bank’s Asset/Liability Management Committee.  Periodic review under formal policies and procedures is intended to ensure that the Company will maintain access to adequate levels of available funds.  At September 30, 2002, the Company’s liquidity position was well above policy guidelines.

CAPITAL RESOURCES AND DIVIDENDS

The Company and Rockland are subject to capital requirements established by the Federal Reserve Board and the FDIC, respectively.  One key measure of capital adequacy is the risk-based ratio for which the regulatory agencies have established minimum requirements of 4.00% for Tier 1 risk-based capital and 8.00% for Total risk-based capital.  As of September 30, 2002, the Company had a Tier 1 risked-based capital ratio of 10.10% and a Total risked-based capital ratio of 11.54%.  Rockland had a Tier 1 risked-based capital ratio of 9.99% and a total risked-based capital ratio of 11.24% as of the same date.

An additional capital requirement of a minimum 4.00% Tier 1 leverage capital is mandated by the regulatory agencies for most banking organizations and a 5.00% Tier 1 leverage capital ratio is required for a “well capitalized” institution.  As of September 30, 2002, the Company and the Bank had Tier 1 leverage capital ratios of 6.90% and 6.82%, respectively.

In September, the Company’s Board of Directors declared a cash dividend of $.12 per share to stockholders of record as of the close of business on September 27, 2002.  This dividend was paid on October 11, 2002. On an annualized basis, the dividend payout ratio amounted to 31.61% of the trailing four quarters’ earnings.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Information required by this Item 3 is included in Item 2 of Part I of this Form 10-Q, entitled “Management’s Discussion and Analysis.”

Item 4.  Controls and Procedures

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to the Securities Exchange Act of 1934 (“Exchange Act”) Rule 13a-14.  Based upon that evaluation, the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic Securities and Exchange Commission (“SEC”) filings.  There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect these controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

The non-jury trial of the case was conducted in January 2001.  The trial concluded with post-trial submissions to and argument before the Court in February 2001.  The Company has considered the potential impact of this case, and all cases pending in the normal course of business, when preparing its financial statements.  While the trial court decision may affect the Company’s financial results for the quarter in which the decision is rendered in either a favorable or unfavorable manner, the final outcome of this case will not likely have any material, long-term impact on the Company’s financial condition.

Item 2.  Changes in Securities and Use of Proceeds - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K

Reports on Form 8-K

(a)          Reports on Form 8-K

July 11, 2002 – related to second quarter 2002 earnings release.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDEPENDENT BANK CORP.

(registrant)

Date:	November 14, 2002	/s/ Douglas H. Philipsen
Douglas H. Philipsen
President, Chairman of the Board and Chief Executive Officer

Date:	November 14, 2002	/s/ Denis K. Sheahan
Denis K. Sheahan
Chief Financial Officer and Treasurer
(Principal Financial and Principal Accounting Officer)

INDEPENDENT BANK CORP.

(registrant)

CERTIFICATIONS

I, Denis K. Sheahan, certify that:

1.                                       I have reviewed this quarterly report on Form 10-Q of Independent Bank Corp.;

2.                                       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)                                  Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which, the periodic report is being prepared;

(b)                                 Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)                                  Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and to the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a)                                  All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls;

(b)                                 Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/Denis K. Sheahan
Denis K. Sheahan
Chief Financial Officer

I, Douglas H. Philipsen, certify that:

1.                                       I have reviewed this quarterly report on Form 10-Q of Independent Bank Corp.;

2.                                       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)                                  Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the periodic report is being prepared;

(b)                                 Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)                                  Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and to the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a)                                  All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls;

(b)                                 Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/Douglas H. Philipsen
Douglas H. Philipsen
Chief Executive Officer