Form 10-K
period 2002-12-31
INDEPENDENT BANK CORP
filed 2003-02-19
CIK 776901

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal year ended December 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

        Indicate by check mark whether, the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☒        No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        As of January 31, 2002, the aggregate market value of the 12,471,452 shares of Common Stock of the Registrant issued and outstanding on such date, excluding 2,017,401 shares held by all directors and executive officers of the Registrant as group, was $280,981,803. This figure is based on the closing sale price of $22.53 per share on January 31, 2002, as reported in The Wall Street Journal on February 1, 2002.

        Number of shares of Common Stock outstanding as of January 31, 2003: 14,488,853

DOCUMENTS INCORPORATED BY REFERENCE

        List hereunder the following documents incorporated by reference and the Part of Form 10-K into which the document is incorporated:

(1)
Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 2002 are incorporated into Part II, Items 5-8 of this Form 10-K.

(2)
Portions of the Registrant's definitive proxy statement for its 2003 Annual Meeting of Stockholders are incorporated into Part III, Items 10-13 of this Form 10-K.

INDEPENDENT BANK CORP.
2002 ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

Part I
Item 1.	Business	3
	General	3
	Lending Activities	3
	Investment Activities	7
	Sources of Funds	7
	Investment Management	8
	Regulation	8
	Statistical Disclosure by Bank Holding Companies	14
Item 2.	Properties	14
Item 3.	Legal Proceedings	15
Item 4.	Submission of Matters to Vote of Security Holders	15
Part II
Item 5.	Market for Independent Bank Corp.'s Common Equity and Related Stockholders' Matters	16
	Table 1—Price Range of Common Stock	16
Item 6.	Selected Consolidated Financial and Other Data	17
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18
	Table 2—Reconcilement of Net Operating Earnings 2002 vs. 2001	20
	Table 3—Loan Portfolio Composition	21
	Table 4—Scheduled Contractual Loan Amortization	22
	Table 5—Nonperforming Assets	24
	Table 6—Summary of Changes in the Allowance for Loan Losses	26
	Table 7—Summary of Allocation of Allowance for Loan Losses	27
	Table 8—Amortized Cost of Securities Held to Maturity	29
	Table 9—Fair Value of Securities Available for Sale	30
	Table 10—Amortized Cost of Securities Held to Maturity—Amounts Maturing	30
	Table 11—Fair Value of Securities Available for Sale—Amounts Maturing	30
	Table 12—Average Balances of Deposits	31
	Table 13—Maturities of Time Certificates of Deposits Over $100,000	31
	Table 14—Average Balance, Interest Earned/Paid & Average Yields	34
	Table 15—Volume Rate Analysis	35
	Table 16—Non-Interest Income	36
	Table 17—Non-Interest Expense	37
	Table 18—Net Operating Earnings Reconcilement 2001 vs. 2000	39
	Table 19—Interest Rate Sensitivity	42
	Table 20—Capital Ratios for the Company and the Bank	43
	Table 21—Contractual Obligations and Commitments by Maturity	44
Item 7A.	Quantitative and Qualitative Disclosure About Market Risk	46
Item 8.	Financial Statements and Supplementary Data	47
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	81

Forward-Looking Information

        This report on Form 10-K may contain certain forward-looking statements, including without limitation, statements regarding (i) the level of allowance for loan loss, (ii) the rate of delinquencies and amounts of charge-offs and (iii) the rates of loan growth. Moreover, the Company may from time to time, in both written reports and oral statements by Company management, express its expectations regarding future performance of the Company. These forward-looking statements are inherently uncertain and actual results may differ from Company expectations. The following factors which, among others, could impact current and future performance include but are not limited to: (i) adverse changes in asset quality and resulting credit risk-related losses and expenses; (ii) adverse changes in the economy of the New England region, (iii) adverse changes in the local real estate market, as most of the Company's loans are concentrated in southeastern Massachusetts and a substantial portion of these loans have real estate as collateral; (iv) fluctuations in market rates and prices which can negatively affect the net interest margin, asset valuations and expense expectations; and (v) changes in regulatory requirements of federal and state agencies applicable to banks and bank holding companies, such as the Company and Rockland, which could have a materially adverse effect on the Company's future operating results. When relying on forward- looking statements to make decisions with respect to the Company, investors and others are cautioned to consider these and other risks and uncertainties.

PART I.

Item 1.    Business

General

        Independent Bank Corp. (the "Company") is a state chartered, federally registered bank holding company headquartered in Rockland, Massachusetts and was incorporated in 1992. The Company is the sole stockholder of Rockland Trust Company ("Rockland" or the "Bank"), a Massachusetts trust company chartered in 1907. The Company is a community-oriented commercial bank. The community banking business, the Company's only reportable operating segment, consists of commercial banking, retail banking and investment management services and is managed as a single strategic unit. The community banking business derives its revenues from a wide range of banking services, including lending activities, acceptance of demand, savings and time deposits, trust and investment management services, and mortgage banking income. Rockland offers a full range of community banking services through its network of 52 banking offices (including 49 full service branches), seven commercial lending centers, three investment management offices and three mortgage banking centers, all of which are located in the Plymouth, Norfolk, Barnstable and Bristol Counties of southeastern Massachusetts. At December 31, 2002, the Company had total assets of $2.3 billion, total deposits of $1.7 billion, stockholders' equity of $161.2 million, and 753 full-time equivalent employees.

Lending Activities

        The Bank's gross loan portfolio (loans before allowance for loan losses) amounted to $1.4 billion on December 31, 2002 or 62.6% of total assets on that date. The Bank classifies loans as commercial, real estate, or consumer. Commercial loans consist primarily of loans to businesses for working capital and other business-related purposes and floor plan financing. Real estate loans are comprised of commercial mortgages that are secured by non-residential properties, residential mortgages that are secured primarily by owner-occupied residences and mortgages for the construction of commercial and residential properties. Consumer loans consist primarily of installment obligations, the majority of which are automobile loans and home equity loans.

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

        Origination of Loans    Commercial loan applications are obtained through existing customers, solicitation by Bank loan officers, referrals from current or past customers, or walk-in customers. Commercial real estate loan applications are obtained primarily from previous borrowers, direct contacts with the Bank, or referrals. Applications for residential real estate loans and all types of consumer loans are taken at all of the Bank's full-service branch offices. Residential real estate loan applications primarily result from referrals by real estate brokers, homebuilders, and existing or walk-in customers. The Bank also maintains a staff of field originators who solicit and refer residential real estate loan applications to the Bank. These employees are compensated on a commission basis and provide convenient origination services during banking and non-banking hours. Consumer loan applications are directly obtained through existing or walk-in customers who have been made aware of the Bank's consumer loan services through advertising and other media, as well as indirectly through a network of automobile, recreational vehicle and boat dealers.

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

        In accordance with governing banking statutes, Rockland is permitted, with certain exceptions, to make loans and commitments to any one borrower, including related entities, in the aggregate amount of not more than 20% of the Bank's stockholders' equity, or $41.1 million at December 31, 2002. Notwithstanding the foregoing, the Bank has established a more restrictive limit of not more than 75% of the Bank's legal lending limit, or $30.8 million at December 31, 2002, which may only be exceeded with the approval of the Board of Directors. There were no borrowers whose total indebtedness in aggregate exceeded $30.8 million as of December 31, 2002.

        Sale of Loans    The Bank's residential real estate loans are generally originated in compliance with terms, conditions and documentation which permit the sale of such loans to the Federal Home Loan Mortgage Corporation ("FHLMC"), the Federal National Mortgage Association ("FNMA"), the Government National Mortgage Association ("GNMA"), and other investors in the secondary market. Loan sales in the secondary market provide funds for additional lending and other banking activities. The Bank generally retains the servicing on the loans sold. As part of its asset/liability management strategy, the Bank may retain a portion of the adjustable and fixed rate residential real estate loan originations for its portfolio. During 2002, the Bank originated $332.0 million in residential real estate loans of which $141.3 million was retained in its portfolio, and comprised primarily of adjustable rate loans.

        Commercial Loans    The Bank offers secured and unsecured commercial loans for business purposes, including issuing letters of credit. At December 31, 2002, $151.6 million, or 10.6% of the Bank's gross loan portfolio consisted of commercial loans. Commercial loans generated 6.8%, 7.8%, and 10.2% of total interest income for the fiscal years ending 2002, 2001 and 2000, respectively.

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

        Collateral for commercial revolving lines of credit may consist of accounts receivable, inventory or both, as well as other corporate assets. Commercial revolving lines of credit generally are reviewed on an annual basis and usually require substantial repayment of principal during the course of a year. The vast majority of these revolving lines of credit have variable rates of interest.

        The Bank's standby letters of credit generally are secured, have terms of not more than one year, and are reviewed for renewal. At December 31, 2002, the Bank had $8.1 million of standby letters of credit.

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

        Real Estate Loans    The Bank's real estate loans consist of loans secured by commercial properties, loans secured by one-to-four family residential properties, and construction loans. As of December 31, 2002, the Bank's loan portfolio included $511.1 million in commercial real estate loans, $281.5 million in residential real estate loans and $59.4 million in construction loans. Real estate loans generated an aggregate of 40.4%, 38.6%, and 36.7% of total interest income for the fiscal years ending December 31, 2002, 2001 and 2000, respectively.

        A significant portion of the Bank's commercial real estate portfolio consists of loans secured by owner occupied commercial and industrial buildings and warehouses. Commercial construction loans, which includes loans to finance the development of residential projects, are included in the commercial real estate portfolio. As such, a number of commercial real estate loans are primarily secured by residential development tracts but, to a much greater extent, they are secured by owner-occupied commercial and industrial buildings and warehouses. Commercial real estate loans also include multi-family residential loans that are primarily secured by apartment buildings and, to a much lesser extent, condominiums. The Bank has a very modest portfolio of loans secured by special purpose properties, such as hotels, motels, or restaurants.

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

        Rockland originates both fixed-rate and adjustable-rate residential real estate loans. The Bank will lend up to 100% of the lesser of the appraised value of the residential property securing the loan or the purchase price, and generally requires borrowers to obtain private mortgage insurance when the amount of the loan exceeds 80% of the value of the property. The rates of these loans are typically competitive with market rates. The Bank's residential real estate loans are generally originated only under terms, conditions and documentation, which permit sale in the secondary market.

        The Bank generally requires title insurance protecting the priority of its mortgage lien, as well as fire, extended coverage casualty and flood insurance when necessary in order to protect the properties securing its residential and other real estate loans. Independent appraisers appraise properties securing all of the Bank's first mortgage real estate loans.

        Construction loans are intended to finance the construction of residential and commercial properties, including loans for the acquisition and development of land or rehabilitation of existing homes. Construction loans generally have terms of six months, but not more than two years. They usually do not provide for amortization of the loan balance during the term. The majority of the Bank's commercial construction loans have floating rates of interest based upon the Rockland Base rate or the Prime Rate published daily in the Wall Street Journal.

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

        Consumer Loans    The Bank makes loans for a wide variety of personal and consumer needs. Consumer loans primarily consist of installment loans, home equity loans, cash reserve loans and small business lines. As of December 31, 2002, $428.1 million, or 29.9%, of the Bank's gross loan portfolio consisted of consumer loans. Consumer loans generated 21.0%, 23.0% and 25.3% of total interest income for the fiscal years ending December 31, 2002, 2001, and 2000, respectively.

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

        The maximum term for the Bank's automobile loans is 72 months for a new car loan and 66 months with respect to a used car loan. Loans on new and used automobiles are generally made without recourse to the dealer. The Bank requires all borrowers to maintain automobile insurance, including full collision, fire and theft, with a maximum allowable deductible and with the Bank listed as loss payee. Some purchases from used car dealers are under a repurchase agreement. The dealer is required to pay off the loan (in return for the vehicle) as long as the bank picks up the vehicle and returns it to the dealer within 180 days of the most recent delinquency payment. In addition, in order to mitigate the adverse effect on interest income caused by prepayments, all dealers are required to maintain a reserve, of up to 3% of the outstanding balance of the indirect loans originated by them. Reserve option "A" allows the Bank to be rebated on a pro-rata basis in the event of prepayment prior to maturity. Reserve option "B" allows the dealer to share the reserve with the Bank, split 75/25, however for the Bank's receipt of 25%, no rebates are applied to the account after 90 days from the loan origination date.

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

        Cash reserve loans are made pursuant to previously approved unsecured cash reserve lines of credit. The rate on these loans is tied to the prime rate.

Investment Activities

        The Bank's securities portfolio consists of equity securities held for the purpose of funding Rabbi Trust obligations, U.S. Government and U.S. Government Agency obligations, state, county and municipal securities, mortgage-backed securities, Federal Home Loan Bank ("FHLB") stock, and corporate debt securities. Most of these securities are investment grade debt obligations with average lives of five years and less. U.S. Government and U.S. Government agency securities entail a lesser degree of risk than loans made by the Bank by virtue of the guarantees that back them, require less capital under risk-based capital rules than non-insured or non-guaranteed mortgage loans, are more liquid than individual mortgage loans, and may be used to collateralize borrowings or other obligations of the Bank. The Bank views its securities portfolio as a source of income and liquidity. Interest and principal payments generated from securities provide a source of liquidity to fund loans and meet short-term cash needs. The Bank's securities portfolio is managed in accordance with the Rockland Trust Company Investment Policy adopted by the Board of Directors. The Chief Executive Officer or the Chief Financial Officer may make investments with the approval of one additional member of the Asset/Liability Management Committee, subject to limits on the type, size and quality of all investments, which are specified in the Investment Policy. The Bank's Asset/Liability Management Committee, or its designee, is required to evaluate any proposed purchase from the standpoint of overall diversification of the portfolio. At December 31, 2002, investments totaled $669.0 million. Total investments generated interest and dividends on securities of 29.7%, 29.6%, and 27.2% of total interest income for the fiscal years ended 2002, 2001 and 2000, respectively.

Sources of Funds

        Deposits    Deposits obtained through Rockland's branch banking network have traditionally been the principal source of the Bank's funds for use in lending and for other general business purposes. The Bank has built a stable base of in-market core deposits from the residents of and businesses located in southeastern Massachusetts, including Cape Cod. Rockland offers a range of demand deposits, interest checking, money market accounts, savings accounts and time certificates of deposit. Interest rates on deposits are based on factors that include loan demand, deposit maturities, alternative costs of funds, and interest rates offered by competing financial institutions in the Bank's market area. The Bank believes it has been able to attract and maintain satisfactory levels of deposits based on the level of service it provides to its customers, the convenience of its banking locations, and its interest rates that are generally competitive with those of competing financial institutions. As of December 31, 2002, total deposits were $1.7 billion, 6.8% higher than the prior year-end.

        Rockland's branch locations are supplemented by the Bank's Internet Banking services as well as automated teller machine ("ATM") cards and debit cards which may be used to conduct various banking transactions at ATMs maintained at each of the Bank's full-service offices and seven additional remote ATM locations. The ATM cards and debit cards also allow customer's access to the "NYCE" regional ATM network, as well as the "Cirrus" nationwide ATM network. In addition, Rockland has joined the "SUM" network, which allows access to over 2,500 surcharge-free ATM's throughout New England. Most importantly for our customers, the City of Boston has approximately 100 SUM ATM locations. These networks provide the Bank's customers access to their accounts through ATMs located throughout Massachusetts, the United States, and the world. The debit card also can be used at any place that accepts MasterCard worldwide.

        Borrowings    Borrowings consist of short-term and intermediate-term obligations. Short-term borrowings can consist of FHLB advances, federal funds purchased, treasury tax and loan notes and assets sold under repurchase agreements. In a repurchase agreement transaction, the Bank will generally sell a security agreeing to repurchase either the same or a substantially identical security on a specified later date at a price slightly greater than the original sales price. The difference in the sale price and purchase price is the cost of the proceeds. The securities underlying the agreements are delivered to the dealer who arranges the transactions as security for the repurchase obligation. Payments on such borrowings are interest only until the scheduled repurchase date, which generally occurs within a period of 30 days or less. Repurchase agreements represent a non-deposit funding source for the Bank. However, the Bank is subject to the risk that the lender may default at maturity and not return the collateral. In order to minimize this potential risk, the Bank only deals with established investment brokerage firms when entering into these transactions. On December 31, 2002 the Bank had no repurchase agreements with investment brokerage firms. In addition to these agreements, the Bank has entered into similar agreements with its customers. At December 31, 2002 the Bank had $57.4 million of customer repurchase agreements outstanding.

        In July 1994, Rockland became a member of the FHLB of Boston. Among the many advantages of this membership, this affiliation provides the Bank with access to short-to-medium term borrowing capacity. At December 31, 2002, the Bank had $297.6 million outstanding in FHLB borrowings with initial maturities ranging from 1 day to 10 years. In addition, the Bank has a $5 million line of credit with the FHLB.

Investment Management

        The Rockland Trust Investment Management Group offers a variety of services, including assistance with investments, estate planning, custody services, employee benefit plans, and tax planning, which are provided primarily to individuals and small businesses located in southeastern Massachusetts and Cape Cod. In addition, the Bank acts as executor or administrator of estates and as trustee for various types of trusts.

        Accounts maintained by the Rockland Trust Investment Management Group consist of "managed" and "non-managed" accounts. "Managed accounts" are those accounts for which Rockland has responsibility for administration and investment management and/or investment advice. "Non-managed" accounts are those accounts for which Rockland acts as a custodian. The Bank receives fees dependent upon the level and type of service(s) provided. Total trust assets at December 31, 2002 were $433.8 million.

        The administration of trust and fiduciary accounts is monitored by the Trust Committee of the Bank's Board of Directors. The Trust Committee has delegated administrative responsibilities to three committees, one for investments, one for administration, and one for operations, all of which are comprised of Investment Management Group officers who meet not less than monthly.

        In 1999, the Bank entered into an agreement with Independent Financial Market Group (IFMG), a Sun Life Financial Company for the sale of mutual fund shares, unit investment trust shares, interests in direct participation programs, similar non-insurance investment products, and general securities brokerage services. IFMG Securities Incorporated has placed their registered representatives on-site to sell these services to our customer base.

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

        Capital Requirements    The Federal Reserve has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the BHCA. The Federal Reserve's capital adequacy guidelines which generally require bank holding companies to maintain total capital equal to 8% of total risk-adjusted assets, with at least one-half of that amount consisting of Tier 1, or core, capital and up to one-half of that amount consisting of Tier 2, or supplementary, capital. Tier 1 capital for bank holding companies generally consists of the sum of common stockholders' equity and perpetual preferred stock (subject in the case of the latter to limitations on the kind and amount of such stocks which may be included as Tier 1 capital), less net unrealized gains on available for sale securities and on cash flow hedges, and goodwill and other intangible assets required to be deducted from capital. Tier 2 capital generally consists of perpetual preferred stock which is not eligible to be included as Tier 1 capital; hybrid capital instruments such as perpetual debt and mandatory convertible debt securities, and term subordinated debt and intermediate-term preferred stock; and, subject to limitations, the allowance for loan losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics, with the categories ranging from 0% (requiring no additional capital) for assets such as cash to 100% for the majority of assets which are typically held by a bank holding company, including commercial real estate loans, commercial loans and consumer loans. Single family residential first mortgage loans which are not 90 days or more past due or nonperforming and which have been made in accordance with prudent underwriting standards are assigned a 50% level in the risk-weighting system, as are certain privately-issued mortgage-backed securities representing indirect ownership of such loans and certain multi-family housing loans. Off-balance sheet items also are adjusted to take into account certain risk characteristics.

        In addition to the risk-based capital requirements, the Federal Reserve requires bank holding companies to maintain a minimum leverage capital ratio of Tier 1 capital to total assets of 3.0%. Total assets for this purpose do not include goodwill and any other intangible assets or investments that the Federal Reserve determines should be deducted from Tier 1 capital. The Federal Reserve has announced that the 3.0% Tier 1 leverage capital ratio requirement is the minimum for the top-rated bank holding companies without any supervisory, financial or operational weaknesses or deficiencies or those which are not experiencing or anticipating significant growth. Other bank holding companies (including the Company) are expected to maintain Tier 1 leverage capital ratios of at least 4.0% to 5.0% or more, depending on their overall condition.

        The Company currently is in compliance with the above-described regulatory capital requirements. At December 31, 2002, the Company had Tier 1 capital and total capital equal to 10.37% and 11.68% of total risk-adjusted assets, respectively, and Tier 1 leverage capital equal to 7.10% of total assets. As of such date, Rockland complied with the applicable federal regulatory capital requirements, with Tier 1 capital and total capital equal to 10.09% and 11.35% of total risk-adjusted assets, respectively, and Tier 1 leverage capital equal to 6.91% of total assets.

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

        Each federal banking agency has broad powers to implement a system of prompt corrective action to resolve problems of institutions, which it regulates, which are not adequately capitalized. A bank shall be deemed to be (i) "well capitalized" if it has total risk-based capital ratio of 10.0% or more, has a Tier 1 risk-based capital ratio of 6.0% or more, has a Tier 1 leverage capital ratio of 5.0% or more and is not subject to any written capital order or directive; (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more, a Tier 1 leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized"; (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, or a Tier 1 risk-based capital ratio that is less than 4.0% or a Tier 1 leverage capital ratio of less than 4.0% (3.0% under certain circumstances); (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, or a Tier 1 risk-based capital ratio that is less than 3.0%, or a Tier 1 leverage capital ratio that is less than 3.0%; and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. As of December 31, 2002 Rockland was deemed a "well-capitalized institution" for this purpose.

        Commitments to Affiliated Institutions    Under Federal Reserve policy, the Company is expected to act as a source of financial strength to Rockland and to commit resources to support Rockland in circumstances when it might not do so absent such policy.

        Limitations on Acquisitions of Common Stock    The federal Change in Bank Control Act ("CBCA") prohibits a person or group of persons from acquiring "control" of a bank holding company or bank unless the appropriate federal bank regulator has been given 60 days prior written notice of such proposed acquisition and within that time period such regulator has not issued a notice disapproving the proposed acquisition or extending for up to another

30 days the period during which such a disapproval may be issued. The acquisition of 25% or more of any class of voting securities constitutes the acquisition of control under the CBCA. In addition, under a rebuttal presumption established under the CBCA regulations, the acquisition of 10% or more of a class of voting stock of a bank holding company or a FDIC insured bank, with a class of securities registered under or subject to the requirements of Section 12 of the Securities Exchange Act of 1934 would, under the circumstances set forth in the presumption, constitute the acquisition of control.

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

        Deposit Insurance Premiums—Rockland    Rockland currently pays deposit insurance premiums to the FDIC based on a single, uniform assessment rate established by the FDIC for all BIF-member institutions. The assessment rates range from 0% to 0.27%. Under the FDIC's risk-based assessment system, institutions are assigned to one of three capital groups which assignment is based solely on the level of an institution's capital—"well capitalized", "adequately capitalized," and "undercapitalized"—which are defined in the same manner as the regulations establishing the prompt corrective action system under the Federal Deposit Insurance Act ("FDIA"). Rockland is presently "well capitalized" and as a result, Rockland is currently not subject to any FDIC premium obligation.

        Community Reinvestment Act ("CRA")—Rockland    Pursuant to the Community Reinvestment Act ("CRA") and similar provisions of Massachusetts' law, regulatory authorities review the performance of the Company and Rockland in meeting the credit needs of the communities served by Rockland. The applicable regulatory authorities consider compliance with this law in connection with applications for, among other things, approval of branches, branch relocations, engaging in certain new financial activities under the Gramm-Leach-Bliley Act of 1999, as discussed below, and acquisitions of banks and bank holding companies. The FDIC and the Massachusetts Division of Banks have assigned the Bank a CRA rating of satisfactory as of the latest examination.

        Bank Secrecy Act    The Bank Secrecy Act requires financial institutions to keep records and file reports that are determined to have a high degree of usefulness in criminal, tax and regulatory matters, and to implement counter-money laundering programs and compliance procedures.

        Securities and Exchange Commission Availability of Filings on Company Web Site    Under the Securities Exchange Act of 1934 Sections 13 and 15(d), periodic and current reports must be filed with the Securities and Exchange Commission ("SEC"). The Company electronically files the following reports with the SEC: Form 10-K (Annual Report), Form 10-Q (Quarterly Report), Form 11-K (Annual Report for Employees' Stock Purchase and Savings Plans), Form 8-K (Report of Unscheduled Material Events), Form S-3 and 8-A (Registration Statements), and Form DEF 14A (Proxy Statement). The Company may file additional forms. The SEC maintains an Internet site, www.sec.gov, in which all forms filed electronically may be accessed. Additionally, all forms filed with the SEC and additional shareholder information is available free of charge on the Company's website: www.rocklandtrust.com.

        USA Patriot Act of 2001    In October 2001, the USA Patriot Act of 2001 was enacted in response to the terrorist attacks in New York, Pennsylvania and Washington D.C. which occurred on September 11, 2001. The Patriot Act is intended to strengthen U.S. law enforcement's and the intelligence communities' abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

        Financial Services Modernization Legislation    In November 1999, the Gramm-Leach-Bliley Act of 1999, or the GLB, was enacted. The GLB repeals provisions of the Glass-Steagall Act which restricted the affiliation of Federal Reserve member banks with firms "engaged principally" in specified securities activities, and which restricted officer, director or employee interlocks between a member bank and any company or person "primarily engaged" in specified securities activities.

        In addition, the GLB also contains provisions that expressly preempt any state law restricting the establishment of financial affiliations, primarily related to insurance. The general effect of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers by revising and expanding the Bank Holding Company Act framework to permit a holding company to engage in a full range of financial activities through a new entity known as a "financial holding company." "Financial activities" is broadly defined to include not only banking, insurance and securities activities, but also merchant banking and additional activities that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

        The GLB also permits national banks to engage in expanded activities through the formation of financial subsidiaries. A national bank may have a subsidiary engaged in any activity authorized for national banks directly or any financial activity, except for insurance underwriting, insurance investments, real estate investment or development, or merchant banking, which may only be conducted through a subsidiary of a financial holding company. Financial activities include all activities permitted under new sections of the Bank Holding Company Act or permitted by regulation.

        To the extent that the GLB permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. The GLB is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis and which unitary savings and loan holding companies already possess. Nevertheless, the GLB may have the result of increasing the amount of competition that the Company faces from larger institutions and other types of companies offering financial products, many of which may have substantially more financial resources than the Company has.

        Sarbanes-Oxley Act of 2002    On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002, or the SOA. The stated goals of the SOA are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.

        The SOA is the most far-reaching U.S. securities legislation enacted in some time. The SOA generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the Securities and Exchange Commission (the "SEC") under the Securities Exchange Act of 1934, or the Exchange Act. Given the extensive SEC role in implementing rules relating to many of the SOA's new requirements, the final scope of these requirements remains to be determined.

        The SOA includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of certain issues by the SEC and the Comptroller General. The SOA represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

        The SOA addresses, among other matters:

  •
  audit committees for all reporting companies;

  •
  certification of financial statements by the chief executive officer and the chief financial officer;

  •
  the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer's securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;

  •
  a prohibition on insider trading during pension plan black out periods;

  •
  disclosure of off-balance sheet transactions;

  •
  a prohibition on personal loans to directors and officers; expedited filing requirements for Forms 4's;

  •
  disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code;

  •
  "real time" filing of periodic reports;

  •
  the formation of a public accounting oversight board;

  •
  auditor independence; and

  •
  various increased criminal penalties for violations of securities laws.

        The SOA contains provisions which became effective upon enactment on July 30, 2002 and provisions which will become effective from within 30 days to one year from enactment. The SEC has been delegated the task of enacting rules to implement various provisions with respect to, among other matters, disclosure in periodic filings pursuant to the Exchange Act.

        Regulation W    Transactions between a bank and its "affiliates" are quantitatively and qualitatively restricted under the Federal Reserve Act. The Federal Deposit Insurance Act applies Sections 23A and 23B to insured nonmember banks in the same manner and to the same extent as if they were members of the Federal Reserve System. The Federal Reserve Board has also recently issued Regulation W, which codifies prior regulations under Sections 23A and 23B of the Federal Reserve Act and interpretative guidance with respect to affiliate transactions. Regulation W incorporates the exemption from the affiliate transaction rules but expands the exemption to cover the purchase of any type of loan or extension of credit from an affiliate. Affiliates of a bank include, among other entities, the bank's holding company and companies that are under common control with the bank. The Company is considered to be an affiliate of the Bank. In general, subject to certain specified exemptions, a bank or its subsidiaries are limited in their ability to engage in "covered transactions" with affiliates:

  •
  to an amount equal to 10% of the bank's capital and surplus, in the case of covered transactions with any one affiliate; and

  •
  to an amount equal to 20% of the bank's capital and surplus, in the case of covered transactions with all affiliates.

        In addition, a bank and its subsidiaries may engage in covered transactions and other specified transactions only on terms and under circumstances that are substantially the same, or at least as favorable to the bank or its subsidiary, as those prevailing at the time for comparable transactions with nonaffiliated companies. A "covered transaction" includes:

  •
  a loan or extension of credit to an affiliate;

  •
  a purchase of, or an investment in, securities issued by an affiliate;

  •
  a purchase of assets from an affiliate, with some exceptions;

  •
  the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any party; and

  •
  the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate.

    In addition, under Regulation W:

  •
  a bank and its subsidiaries may not purchase a low-quality asset from an affiliate;

  •
  covered transactions and other specified transactions between a bank or its subsidiaries and an affiliate must be on terms and conditions that are consistent with safe and sound banking practices; and

  •
  with some exceptions, each loan or extension of credit by a bank to an affiliate must be secured by collateral with a market value ranging from 100% to 130%, depending on the type of collateral, of the amount of the loan or extension of credit.

        Regulation W generally excludes all non-bank and non-savings association subsidiaries of banks from treatment as affiliates, except to the extent that the Federal Reserve Board decides to treat these subsidiaries as affiliates.

        Concurrently with the adoption of Regulation W, the Federal Reserve Board has proposed a regulation which would further limit the amount of loans that could be purchased by a bank from an affiliate to not more than 100% of the bank's capital and surplus. Comments on the proposed rule were due by January 13, 2003.

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

Statistical Disclosure by Bank Holding Companies

        The following information, included under Items 6, 7, and 8 of this report are incorporated by reference herein.

        Note 8, "Borrowings" within Notes to the Consolidated Financial Statements which includes information regarding short-term borrowings and is included in Item 8.

        For additional information regarding our business and operations, see Selected Financial Data in Item 6 hereof, Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 hereof and the Consolidated Financial Statements in Item 8 hereof.

Item 2.    Properties

        At December 31, 2002, the Bank conducted its business from its headquarters and main office at 288 Union Street, Rockland, Massachusetts and fifty-one other branch locations throughout Barnstable, Bristol, Norfolk and Plymouth Counties of southeastern Massachusetts and Cape Cod. In addition to its main office, the Bank owns seventeen of its branches and leases the remaining thirty-four offices. Of the branch offices which are leased by the Bank, seven have remaining lease terms, including options renewable at the Bank's option, of five years or less; eight have remaining lease terms of greater than five years and less than ten years; and nineteen have remaining lease terms of ten years or more. The Bank's aggregate rental expense under such leases was $2.1 million in 2002. In May 2002, the Bank opened a new branch at 100 Belmont Street, Brockton, Massachusetts. The Bank also consolidated two Commercial Lending Centers from 34 School Street and 942 West Chestnut Street, Brockton, Massachusetts into this new location. The Bank also relocated the 34 School Street, Brockton branch into a newly renovated section of the building. The branch space is much smaller than the former location and will be much more efficient. In July 2002, the Bank signed a long-term ground lease to construct a new branch in Mashpee. This new location will replace the existing Mashpee branch. The new location is in a much more visible area on busy Route 28 and it is anticipated that this branch will open in the spring of 2003. In July 2002, the Bank opened a standalone ATM at the busy intersection of Routes 6A & 134 in East Dennis, Massachusetts. In July 2002, the Bank signed a lease for office space in Cranston, Rhode Island to open a mortgage and consumer lending office. The Bank received permission to conduct business in Rhode Island from the State of Rhode Island's Division of Banking in December 2002. The Bank is expected to commence Rhode Island operations during 2003. Certain of the Bank's branch offices are leased from companies with whom directors of the company are affiliated, see Item 13 hereof. At December 31, 2002, the net book values of the property and leasehold improvements of the offices of the Bank amounted to $25.1 million. The Bank's properties that are not leased are owned free and clear of any mortgages. The Bank believes that all of its properties are well maintained and are suitable for their respective present needs and operations. For additional information regarding the Bank's lease obligations, see Note 6 and Note 15 to the Consolidated Financial Statements, included in Item 8 hereof.

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

        The non-jury trial of the case was conducted in January 2001. The trial concluded with post-trial submissions to and argument before the Court in February 2001. In September 2002 the court, in response to a joint inquiry from counsel for the Bank and counsel for CA, indicated that the judge is "actively working" on the case and anticipated, at that time, rendering a decision sometime in the fall of 2002. The court, however, has not yet rendered a decision.

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

Item 4.    Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of our security holders in the fourth quarter of 2002.

PART II

Item 5.    Market for Independent Bank Corp.'s Common Equity and Related Stockholders' Matters

        Independent Bank Corp.'s common stock trades on the NASDAQ National Market under the symbol INDB. The Company declared cash dividends of $0.48 per share in 2002 and $0.44 per share in 2001. The ratio of dividends paid to earnings in 2002 and 2001 was 27.6% and 28.6%, respectively.

        Payment of dividends by the Company on its common stock is subject to various regulatory restrictions and guidelines. Since substantially all of the funds available for the payment of dividends are derived from the Bank, future dividends will depend on the earnings of the Bank, its financial condition, its need for funds, applicable governmental policies and regulations, and other such matters as the Board of Directors deem appropriate. Management believes that the Bank will continue to generate adequate earnings to continue to pay dividends on a quarterly basis.

        The following schedule summarizes the price range of common stock and the cash dividends paid for the fiscal years ended 2002 and 2001.

Table 1—Price Range of Common Stock

	High	Low	Dividend
2002
4th Quarter	$25.83	$18.10	$0.12
3rd Quarter	22.77	18.01	0.12
2nd Quarter	27.95	19.96	0.12
1st Quarter	26.04	21.36	0.12
2001
4th Quarter	$22.99	$14.65	$0.11
3rd Quarter	21.90	14.89	0.11
2nd Quarter	19.99	14.00	0.11
1st Quarter	15.13	11.88	0.11

        As of December 31, 2002 there were 14,461,481 shares of common stock outstanding which were held by approximately 4,200 holders of record. The closing price of the Company's stock on December 31, 2002 was $22.80. Such number of record holders does not reflect the number of persons or entities holding stock in nominee name through banks, brokerage firms and other nominees.

Item 6.    Selected Consolidated Financial and Other Data

        The selected consolidated financial and other data of the Company set forth below does not purport to be complete and should be read in conjunction with, and is qualified in its entirety by, the more detailed information, including the Consolidated Financial Statements and related notes, appearing elsewhere herein.

	As of or For the Year Ended December 31,
	2002	2001	2000	1999	1998
	(Dollars In Thousands, Except Per Share Data)
FINANCIAL CONDITION DATA:
Securities available for sale	$501,828	$569,288	$387,476	$201,614	$195,199
Securities held to maturity	149,071	132,754	195,416	229,043	284,944
Loans	1,431,602	1,298,938	1,184,764	1,028,510	941,112
Allowance for loan losses	21,387	18,190	15,493	14,958	13,695
Total assets	2,285,372	2,199,188	1,949,976	1,590,056	1,575,069
Total deposits	1,688,732	1,581,618	1,489,222	1,081,806	1,043,317
Total borrowings	362,155	387,077	275,043	359,467	396,571
Corporation-obligated manditorily redeemable Trust Preferred Securities	47,774	75,329	51,318	28,750	28,750
Stockholders' equity	161,242	133,261	114,712	98,129	95,848
Non-performing loans	3,077	3,015	4,414	3,654	5,356
Non-performing assets	3,077	3,015	4,414	3,654	5,356
OPERATING DATA:
Interest income	$140,825	$145,069	$127,566	$112,006	$108,712
Interest expense	40,794	54,478	55,419	50,178	49,569
Net interest income	100,031	90,591	72,147	61,828	59,143
Provision for loan losses	4,650	4,619	2,268	3,927	3,960
Non-interest income	23,357	21,278	16,418	14,793	13,125
Non-interest expenses	76,338	69,047	59,374	45,450	41,697
Minority interest expense	5,041	5,666	5,319	2,668	2,668
Net income	25,066	22,052	15,190	17,031	16,139
Net income available to common shareholders	23,561	22,052	15,190	17,031	16,139
PER SHARE DATA:
Net income—Basic	$1.63	$1.54	$1.07	$1.20	$1.10
Net income—Diluted	1.61	1.53	1.06	1.19	1.08
Cash dividends declared	0.48	0.44	0.40	0.40	0.40
Book value (1)	11.15	9.30	8.05	6.92	6.63
Tangible book value per share (2)	8.64	6.77	5.31	6.77	6.47
OPERATING RATIOS:
Return on average assets (3)	1.12%	1.07%	0.88%	1.09%	1.12%
Return on average equity (3)	17.26%	17.42%	14.58%	17.57%	16.71%
Net interest margin (FTE)	4.88%	4.84%	4.60%	4.30%	4.36%
Equity to Assets	7.06%	6.06%	5.88%	6.17%	6.09%
Dividend payout ratio	27.61%	28.57%	37.58%	32.57%	36.56%
ASSET QUALITY RATIOS:
Nonperforming loans as a percent of gross loans	0.21%	0.23%	0.37%	0.35%	0.56%
Nonperforming assets as a percent of total assets	0.13%	0.14%	0.23%	0.23%	0.34%
Allowance for loan losses as a percent of total loans	1.49%	1.40%	1.31%	1.45%	1.46%
Allowance for loan losses as a percent of nonperforming loans	695.06%	603.32%	351.00%	409.36%	255.69%
Total allowance for loan losses as a percent of total loans (4)	1.53%	1.46%	1.42%	1.45%	1.46%
Total allowance for loan losses as a percent of nonperforming loans (4)	711.89%	630.18%	382.15%	409.36%	255.69%
CAPITAL RATIOS:
Tier 1 leverage capital ratio	7.10%	6.31%	5.86%	8.15%	7.91%
Tier 1 risk-based capital ratio	10.37%	9.24%	8.50%	11.14%	11.38%
Total risk-based capital ratio	11.68%	12.96%	10.97%	12.39%	12.63%

(1)
Calculated by dividing total stockholders' equity by the net outstanding shares as of the end of each period.
(2)
Calculated by dividing stockholders' equity less goodwill by the net outstanding shares as of the end of each period.
(3)
Calculated using net income which exludes the write-off of trust preferred issuance costs.
(4)
Including credit quality discount.

        See Item 8. Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note (1) Summary of Significant Accounting Policies, Goodwill and Note (10) Goodwill and Intangible Assets, for information related to the Company's acquisitions and adoption of Statement of Financial Accounting Standards ("SFAS") No. 147 "Acquisitions of Certain Financial Institutions", which affects the comparability of the information reflected in the selected financial data.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The condensed financial review which follows presents management's discussion and analysis of the consolidated financial condition and operating results of the Company and its subsidiaries Rockland, Capital Trust III and Capital Trust IV. Independent Capital Trust III and Independent Capital Trust IV each have issued trust preferred securities to the public. The Company also had two other subsidiaries which were Independent Capital Trust I and II, each of which also issued trust preferred securities to the public, and were liquidated earlier this year upon redemption of their trust preferred securities. The Bank's subsidiaries consist of two Massachusetts securities corporations; RTC Securities Corp. I and RTC Securities Corp. X, as well as South Shore Holdings, Ltd. ("South Shore Holdings"), a holding company for Rockland Preferred Capital Corporation, a Massachusetts Real Estate Investment Trust ("the REIT"). The following should be read in conjunction with the Consolidated Financial Statements and related notes thereto.

        Independent Bank Corp. is a one-bank holding company whose primary asset is its investment in Rockland. Rockland is a state-chartered commercial bank, which operates 52 retail branches, seven commercial lending centers, three investment management offices and three mortgage banking centers, all of which are located in the Plymouth, Barnstable, Norfolk and Bristol counties of southeastern Massachusetts and Cape Cod. The Bank's primary source of income is from providing loans to individuals and small-to-medium-sized businesses in its market area. Independent Capital Trust III and Independent Capital Trust IV were formed for the purposes of issuing trust preferred securities and investing the proceeds of these securities in junior subordinated debentures issued by the Company.

Forward-Looking Information

        This report on Form 10-K may contain certain forward-looking statements, including without limitation, statements regarding (i) the level of allowance for loan loss, (ii) the rate of delinquencies and amounts of charge-offs and (iii) the rates of loan growth. Moreover, the Company may from time to time, in both written reports and oral statements by Company management, express its expectations regarding future performance of the Company. These forward-looking statements are inherently uncertain and actual results may differ from Company expectations. The following factors which, among others, could impact current and future performance include but are not limited to: (i) adverse changes in asset quality and resulting credit risk-related losses and expenses; (ii) adverse changes in the economy of the New England region, (iii) adverse changes in the local real estate market, as most of the Company's loans are concentrated in southeastern Massachusetts and a substantial portion of these loans have real estate as collateral; (iv) fluctuations in market rates and prices which can negatively affect the net interest margin, asset valuations and expense expectations; and (v) changes in regulatory requirements of federal and state agencies applicable to banks and bank holding companies, such as the Company and Rockland, which could have a materially adverse effect on the Company's future operating results. When relying on forward-looking statements to make decisions with respect to the Company, investors and others are cautioned to consider these and other risks and uncertainties.

Critical Accounting Policies

        Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. We believe that our most critical accounting policies upon which our financial condition depends, and which involve the most complex or subjective decisions or assessments are as follows:

        Allowance for Loan Losses:    Arriving at an appropriate level of allowance for loan losses involves a high degree of judgment. The Company's allowance for loan losses provides for probable losses based upon evaluations of known, and inherent risks in the loan portfolio. Management uses historical information to assess the adequacy of the allowance for loan losses as well as the prevailing business environment; as it is affected by changing economic conditions and various external factors, which may impact the portfolio in ways currently unforeseen. The allowance is increased by provisions for loan losses and by recoveries of loans previously charged-off and reduced by loans charged-off. For a full discussion of the Company's methodology of assessing the adequacy of the allowance for loan losses, see Management's Discussion and Analysis of Financial Condition and Results of Operation.

        Income Taxes:    The Company accounts for income taxes by deferring income taxes based on estimated future tax effects of differences between the tax and book basis of assets and liabilities considering the provisions of enacted tax laws. These differences result in deferred tax assets and liabilities, which are included in the Company's consolidated balance sheets. The Company must also assess the likelihood that any deferred tax assets will be recovered from future taxable income and establish a valuation allowance for those assets determined to not likely be recoverable. Management judgment is required in determining the amount and timing of recognition of the resulting deferred tax assets and liabilities, including projections of future taxable income. Although the Company has determined a valuation allowance is not required for all deferred tax assets, there is no guarantee that these assets are recognizable.

        Valuation of Goodwill/Intangible Assets and Analysis for Impairment:    Independent Bank Corp. in part has increased its market share through the acquisition of entire financial institutions accounted for under the business combinations method of accounting, as well as from the purchase of financial institution's branches (not the entire institution). For acquisitions under the purchase method and the acquisition of financial institution branches, the Company is required to record assets acquired and liabilities assumed at their fair value which is an estimate determined by the use of internal or other valuation techniques. These valuation estimates result in goodwill and other intangible assets. Goodwill is subject to ongoing periodic impairment tests and is evaluated using various fair value techniques including multiples of price/equity and price/earnings ratios.

Overview

        The Company's total assets increased by $86.2 million, or 3.9%, from year-end 2001 to a total of $2.3 billion as of December 31, 2002. Investment securities decreased by $51.2 million, or 7.1%, to $669.0 million at December 31, 2002 from $720.2 million a year earlier. Loans increased by $132.7 million, or 10.2%, during the year ended December 31, 2002. At December 31, 2002 deposits of $1.7 billion were $107.1 million, or 6.8%, higher than the prior year-end. Core deposits increased $173.0 million, or 16.6%, and time deposits decreased $65.9 million, or 12.2%.

        For the year ended December 31, 2002, the Company recorded net income of $25.1 million, an increase of 13.7% from 2001. The 2002 results reflect a 10.4% increase in net interest income, a 9.8% increase in non-interest income, and an increase of 10.6% in non-interest expenses. Diluted earnings per share increased by 5.2% to $1.61 for the year ended December 31, 2002 versus $1.53 for the same period in 2001.

        The Company reported a 30.7% increase in net operating earnings to $27.6 million as compared to the prior year. Diluted earnings per share on an operating basis increased by 29.5% to $1.89 for the year ended December 31, 2002 versus $1.46 for the same period in 2001.

        The Company adopted SFAS No. 142, "Goodwill and Other Intangibles", as of January 1, 2002. Upon adoption, the Company ceased amortization of goodwill, as defined at that time, of $0.8 million. In September 2002, the Company adopted, and retroactively applied to January 1, 2002, SFAS No. 147, "Acquisitions of Certain Financial Institutions." Upon adoption, the previously defined by accounting guidance, balance of unidentifiable intangibles was reclassified to goodwill effective January 1, 2002. All 2002 unidentifiable intangible asset amortization expense recorded through September 30, 2002 was reversed and all future amortization was halted. The restated goodwill balance is $36.2 million. As a result of the adoption of SFAS No.142 and SFAS No.147, the Company did not record any goodwill amortization expense in 2002 as compared to $2.8 million recorded in 2001. Goodwill amortization is reported as a component of non-interest expense.

        The Company summarizes the financial results for the twelve months and three months ended December 31, 2002 and December 31, 2001 on both an operating basis (which excludes the impact of the trust preferred issuance costs write-off, net of tax, of $1.5 million in the first half of 2002, a $2.5 million, net of tax, impairment charge on WorldCom Inc. bonds in the second quarter 2002, and securities gains of $928,000, net of tax, in 2001) and on an actual basis. These results are as follows:

Table 2—Reconcilement of Net Operating Earnings 2002 vs. 2001

	Net Operating Earnings
	Year Ended December 31,			Quarter To Date December 31,
	2002 (2)	2001	% Change	2002	2001	% Change
	(Dollars In Thousands Except Per Share Data)
Net Income	$25,066	$22,052	13.7%	$7,023	$6,289	11.7%
Less—Net Gain on Sale of Securities, net of tax	—	928		25	—
Add—Impairment Charge, net of tax	2,545	—		—	—

Net Operating Earnings	$27,611	$21,124	30.7%	$6,998	$6,289	11.3%

Diluted EPS Operating (1)	$1.89	$1.46	29.5%	$0.48	$0.43	11.6%
ROAA	1.23%	1.02%		1.23%	1.16%
ROAE	19.02%	16.69%		17.89%	18.27%
	Net Income, as Reported
	Year Ended December 31,			Quarter To Date December 31,
	2002 (2)	2001	% Change	2002	2001	% Change
	(Dollars In Thousands Except Per Share Data)
Net Income	$25,066	$22,052	13.7%	$7,023	$6,289	11.7%
Less—Trust Preferred Issuance costs write-off (3)	1,505	—		—	—

Net Income Available to Common Shareholders	$23,561	$22,052	6.8%	$7,023	$6,289	11.7%

Diluted EPS	$1.61	$1.53	5.2%	$0.48	$0.43	11.6%
ROAA	1.12%	1.07%		1.23%	1.16%
ROAE	17.26%	17.42%		17.95%	18.27%

(1)
Excludes trust preferred issuance costs write-off.

(2)
Reflects the restatement during the six months ended June 30, 2002 for the nonamortization of goodwill in accordance with SFAS No. 147.

(3)
Write-off charged directly to equity and is deducted from net income to calculate EPS.

Financial Position

        Loan Portfolio    At December 31, 2002, the Bank's loan portfolio amounted to $1.4 billion, an increase of $132.7 million, or 10.2%, from year-end 2001. This increase was primarily in adjustable rate real estate related loans which increased $114.5 million, or 91.5% compared to the prior year.

        Commercial and Industrial loans increased $304,000, or 0.2%. Commercial real estate loans increased $48.1 million, or 10.4%, the increase being primarily attributable to loans with variable rates of interest. Residential mortgage loans increased $52.3 million, or 22.8%. While the Bank sells the majority of its residential real estate loan production, the Bank will retain for its portfolio most adjustable rate and, on a selective basis, certain fixed rate residential mortgages. During 2002, the Bank originated $332.0 million in residential real estate loans of which $141.3 million was retained in its portfolio. Real estate construction increased $12.2 million, or 25.8%, the increase being primarily attributable to loans with variable rates of interest. Consumer loans increased by $19.8 million, or 4.9% compared to prior year and was primarily attributable to an increase in outstanding prime based home equity lines of credit.

        In accordance with governing banking statutes, Rockland is permitted, with certain exceptions, to make loans and commitments to any one borrower, including related entities, in the aggregate amount of not more than 20% of the Bank's stockholders' equity, or $41.1 million at December 31, 2002. Notwithstanding the foregoing, the Bank has established a more restrictive limit of not more than 75% of the Bank's legal lending limit, or $30.8 million at December 31, 2002, which may only be exceeded with the approval of the Board of Directors. There were no borrowers whose total indebtedness in aggregate exceeded $30.8 million as of December 31, 2002.

        The following table sets forth information concerning the composition of the Bank's loan portfolio by loan type at the dates indicated.

Table 3—Loan Portfolio Composition

	At December 31,
	2002		2001		2000		1999		1998
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars In Thousands)
Commercial and Industrial	$151,591	10.6%	$151,287	11.6%	$134,227	11.3%	$126,815	12.3%	$119,585	12.7%
Real estate:
Commercial	511,102	35.7%	463,052	35.7%	442,120	37.3%	321,526	31.3%	260,574	27.7%
Residential	281,452	19.7%	229,123	17.6%	161,675	13.7%	157,502	15.3%	148,750	15.8%
Construction	59,371	4.1%	47,208	3.6%	45,338	3.8%	38,503	3.7%	50,923	5.4%
Consumer:
Installment	323,501	22.6%	324,271	25.0%	325,227	27.5%	326,805	31.8%	312,234	33.2%
Other	104,585	7.3%	83,997	6.5%	76,177	6.4%	57,359	5.6%	49,046	5.2%

Gross Loans	1,431,602	100.0%	1,298,938	100.0%	1,184,764	100.0%	1,028,510	100.0%	941,112	100.0%

Allowance for Loan Losses	21,387		18,190		15,493		14,958		13,695

Net Loans	$1,410,215		$1,280,748		$1,169,271		$1,013,552		$927,417

        At December 31, 2002, $151.6 million, or 10.6%, of the Bank's gross loan portfolio consisted of commercial and industrial loans, compared to $151.3 million, or 11.6%, at December 31, 2001. The Bank's commercial revolving lines of credit generally are for the purpose of providing working capital to borrowers and may be secured or unsecured. At December 31, 2002, the Bank had $63.2 million outstanding under commercial revolving lines of credit compared to $59.9 million at December 31, 2001 and $124.4 million of unused commitments under such lines at December 31, 2002 compared to $91.1 million in the prior year. As of December 31, 2002, the Bank had $8.1 million in outstanding commitments pursuant to standby letters of credit compared to $8.3 million at December 31, 2001. Floor plan loans, which are included in commercial and industrial loans, and are secured by the automobiles, boats, or other vehicles constituting the dealer's inventory, amounted to $18.0 million as of December 31, 2002 compared to $14.4 million in the prior year.

        Real estate loans totaling $852.0 million comprised 59.5% of gross loans at December 31, 2002, as compared to $739.4 million or 56.9% of gross loan portfolio at December 31, 2001. The Bank's real estate loan portfolio included $511.1 million in commercial real estate loans at December 31, 2002. This category has reflected increases over the last year of $48.1 million, or 10.4%. Residential real estate loans which were, $281.5 million at year-end 2002, increased $52.3 million, or 22.8%, in 2002. While the Bank sells the majority of its residential real estate loan production, $141.3 million of residential mortgages, primarily with adjustable rates, were retained in the Bank's loan portfolio during 2002. During 2002, the Bank sold $179.4 million of the current production of residential mortgages as part of its overall asset/liability management. Real estate construction loans of $59.4 million increased by $12.2 million, or 25.8%, over the prior year, of which $10.3 million, or 17.3%, of total construction loans at December 31, 2002, were for the development of one-to-four family residential lots or the construction of one-to-four family residences compared to $7.5 million, or 15.9%, of total construction loans for the prior year period.

        Consumer loans primarily consist of closed-end installment loans, cash reserve loans, and home equity loans. As of December 31, 2002, $428.1 million, or 29.9%, of the Bank's gross loan portfolio, consisted of consumer loans compared to $408.3 million, or 31.5%, of the Bank's gross loans at December 31, 2001. The Bank's installment loans consist primarily of automobile loans, which amounted to $265.0 million and $267.7 million, at December 31, 2002 and 2001, respectively. Consumer installment loans of $323.5 million, decreased $770,000, or 0.2%, in 2002. As of December 31, 2002 and 2001, automobile loans of $265.0 million represented 61.9% and $267.7 million represented 65.6%, respectively, of the Bank's consumer loan portfolio. Indirect automobile loans accounted for approximately 80% of the Bank's total installment loan originations during 2002 and 2001, respectively. As of December 31, 2002, installment loans other than automobile loans amounted to $58.5 million compared to $56.6 million as of December 31, 2001. These loans were constituted largely by fixed home equity loans as well as loans secured by recreational vehicles, motor homes, boats, mobile homes, and motorcycles.

        Other consumer loans have consisted primarily of cash reserve loans, home equity lines and small business lines. The balances of other consumer loans increased $20.6 million to $104.6 million, or 24.5%, in 2002 compared to $84.0 million, in 2001.

        Cash reserve loans are designed to afford the Bank's customers overdraft protection. Cash reserve loans are made pursuant to previously approved unsecured cash reserve lines of credit. The rate on these loans is subject to change due to market conditions. As of December 31, 2002 and 2001, $20.6 million had been committed to but was unused under cash reserve lines of credit.

        Home equity loans may be made as a term loan or under a revolving line of credit secured by a first or second mortgage on the borrower's residence. As of December 31, 2002, there were $82.3 million in unused commitments under revolving home equity lines of credit compared to $62.5 million at December 31, 2001.

        The following table sets forth the scheduled contractual amortization of the Bank's loan portfolio at December 31, 2002. Loans having no schedule of repayments or no stated maturity are reported as due in one year or less. The following table also sets forth the rate structure of loans scheduled to mature after one year.

Table 4—Scheduled Contractual Loan Amortization At December 31, 2002

	Commercial	Real Estate Commercial	Real Estate Residential	Real Estate Construction	Consumer Installment	Consumer Other	Total
	(Dollars In Thousands)
Amounts due in:
One year or less	$99,446	$72,253	$13,529	$20,747	$96,782	$86,117	$388,874
After one year through five years	41,015	321,125	45,300	20,469	200,902	15,368	644,179
Beyond five years	11,130	117,724	222,623	18,155	25,817	3,100	398,549

Total	$151,591	$511,102	$281,452	$59,371	$323,501	$104,585	$1,431,602

Interest rate terms on amounts due after one year:
Fixed Rate	$15,760	$393,656	$132,540	$17,289	$226,719	$18,468	$825,057
Adjustable Rate	36,385	45,193	135,383	21,335	—	—	217,671

        As of December 31, 2002, $756,000 of loans scheduled to mature within one year were nonperforming.

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

        The principal balance of loans serviced by the Bank for investors amounted to $353.6 million at December 31, 2002 and $291.1 million at December 31, 2001. Under its mortgage servicing arrangements, the Bank generally continues to collect payments on loans, to inspect the mortgaged property, to make insurance and tax advances on behalf of borrowers and to otherwise service the loans and receives a fee for performing these services. Net servicing fee income amounted to $1.3 million and $923,000 for the years ended December 31, 2002 and 2001, respectively. The Bank also sells certain loans and does not retain servicing. During 2002 and 2001 the Bank originated and sold $6.7 million and $10.2 million of loans along with the servicing rights, respectively. The servicing release premium on sold loans was approximately $73,000 in 2002 and $145,000 in 2001. Loan origination fees that relate to loans sold by the Bank are recognized as a component of mortgage banking income at the time of the loan sale. Under its sales agreements, the Bank pays the purchaser of mortgage loans a specified yield on the loans sold. The difference, after payment of any guarantee fee, is retained by the Bank and recognized as fee income over the life of the loan. In addition, loans may be sold at a premium or a discount with any resulting gain or loss recognized at the time of sale. As of December 31, 2002 and 2001, the Bank's loan-servicing asset was $2.0 million and $1.5 million, respectively. Amortization including impairment of the loan-servicing asset (included in net servicing fee income above) was $1.0 million for both the years ending December 31, 2002 and 2001 and $400,000 for the year ending 2000.

        Asset Quality    As permitted by banking regulations, consumer loans and home equity loans past due 90 days or more continue to accrue interest. In addition, certain commercial and real estate loans that are more than 90 days past due may be kept on an accruing status if the loan is well secured and in the process of collection. As a general rule, a commercial or real estate loan more than 90 days past due with respect to principal or interest is classified as a nonaccrual loan. Income accruals are suspended on all nonaccrual loans and all previously accrued and uncollected interest is reversed against current income. A loan remains on nonaccrual status until it becomes current with respect to principal and interest, when the loan is liquidated, or when the loan is determined to be uncollectible and is charged-off against the allowance for loan losses.

        Nonperforming assets are comprised of nonperforming loans, nonperforming securities and Other Real Estate Owned ("OREO"). Nonperforming loans consist of loans that are more than 90 days past due but still accruing interest and nonaccrual loans. OREO includes properties held by the Bank as a result of foreclosure or by acceptance of a deed in lieu of foreclosure. As of December 31, 2002, nonperforming assets totaled $3.1 million, an increase of $62,000, or 2.1%, from the prior year-end. Nonperforming assets represented 0.13% of total assets for the year ending December 31, 2002 and 0.14% for the year ending December 31, 2001. There was no OREO or nonperforming securities for the periods ended December 31, 2002 and December 31, 2001.

        The following table sets forth information regarding nonperforming assets held by the Bank at the dates indicated.

Table 5—Nonperforming Assets

	At December 31,
	2002	2001	2000	1999	1998
	(Dollars In Thousands)
Loans past due 90 days or more but still accruing
Real Estate—Residential Mortgage	$—	$—	$—	$31	$41
Consumer Installment	220	167	126	229	819
Consumer Other	41	341	78	56	166

Total	$261	$508	$204	$316	$1,026

Loans accounted for on a nonaccrual basis (1)
Commercial	300	505	183	141	579
Real Estate—Commercial Mortgage	1,320	618	1,085	326	140
Real Estate—Residential Mortgage	533	848	2,279	2,186	2,455
Consumer Installment	663	536	663	685	1,156

Total	$2,816	$2,507	$4,210	$3,338	$4,330

Total nonperforming loans	$3,077	$3,015	$4,414	$3,654	$5,356

Other real estate owned	—	—	—	—	—
Nonperforming securities	—	—	—	—	—
Total nonperforming assets	$3,077	$3,015	$4,414	$3,654	$5,356

Restructured loans	$497	$503	$657	$694	$1,037

Nonperforming loans as a percent of gross loans	0.21%	0.23%	0.37%	0.35%	0.56%

Nonperforming assets as a percent of total assets	0.13%	0.14%	0.23%	0.23%	0.34%

(1)
There were no restructured, nonaccruing loans at December 31, 2002, 1999 and 1998. In 2001 and 2000 there were $0.1 million and $0.2 million, respectively, of restructured, nonaccruing loans.

        In the course of resolving nonperforming loans, the Bank may choose to restructure the contractual terms of certain commercial and real estate loans. Terms may be modified to fit the ability of the borrower to repay in line with its current financial status. It is the Bank's policy to maintain restructured loans on nonaccrual status for approximately six months before management considers its return to accrual status. At December 31, 2002, the Bank had $497,000 of restructured loans. At December 31, 2002, the Bank had four potential problem loans not included in nonperforming loans with an outstanding balance of $3.5 million.

        Real estate acquired by the Bank through foreclosure proceedings or the acceptance of a deed in lieu of foreclosure is classified as OREO. When property is acquired, it is recorded at the lesser of the loan's remaining principal balance or the estimated fair value of the property acquired, less estimated costs to sell. Any loan balance in excess of the estimated fair value less estimated cost to sell on the date of transfer is charged to the allowance for loan losses on that date. All costs incurred thereafter in maintaining the property, as well as subsequent declines in fair value are charged to non-interest expense.

        Gross interest income that would have been recognized for the years ended December 31, 2002, 2001 and 2000, if nonperforming loans at the respective dates had been performing in accordance with their original terms approximated $227,000, $280,000, and $325,000, respectively. The actual amount of interest that was collected on these loans during each of those periods and included in interest income was approximately $42,000, $62,000, and $68,000, respectively.

        A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial, commercial real estate, and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

        Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual, consumer, or residential loans for impairment disclosures. At December 31, 2002, impaired loans include all commercial real estate loans and commercial and industrial loans on nonaccrual status. Total impaired loans at December 31, 2002 and 2001 were $2.1 million and $1.7 million, respectively.

        Allowance for Loan Losses    While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on increases in nonperforming loans, changes in economic conditions, or for other reasons. Various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Federal Reserve regulators examined the Company in the first quarter of 2002 and the Bank was most recently examined by the Federal Deposit Insurance Corporation, "FDIC", in the fourth quarter of 2001. No additional provision for loan losses was required as a result of these examinations.

        The allowance for loan losses is maintained at a level that management considers adequate to provide for potential loan losses based upon evaluation of known and inherent risks in the loan portfolio. The allowance is increased by provisions for loan losses and by recoveries of loans previously charged-off and reduced by loans charged-off. In 2000, the Bank established a separate "credit quality discount" as a reduction of the loan balances acquired from FleetBoston Financial. This credit quality discount represents inherent losses in the acquired loan portfolio. The level of credit quality discount was $0.5 million at December 31, 2002 and $0.8 million at December 31, 2001.

        Including the credit quality discount, the total allowances for loan losses was $21.9 million at December 31, 2002, compared to $19.0 million at December 31, 2001.

        The following table summarizes changes in the allowance for loan losses and other selected statistics for the periods presented:

Table 6—Summary of Changes in the Allowance for Loan Losses

	Year Ending December 31,
	2002	2001	2000	1999	1998
	(Dollars In Thousands)
Average total loans	$1,345,720	$1,237,230	$1,086,608	$991,319	$884,205

Allowance for loan losses, beginning of year	$18,190	$15,493	$14,958	$13,695	$12,674
Charged-off loans:
Commercial	134	144	207	415	1,206
Real estate—commercial	—	—	—	—	—
Real estate—residential	—	63	13	1	241
Real estate—construction	—	—	—	—	—
Consumer—installment	1,958	2,115	2,078	3,060	2,108
Consumer—other	373	404	278	494	542

Total charged-off loans	2,465	2,726	2,576	3,970	4,097

Recoveries on loans previously charged-off:
Commercial	628	194	265	522	630
Real estate—commercial	2	71	125	67	258
Real estate—residential	—	—	1	115	2
Real estate—construction	—	—	—	—	—
Consumer—installment	286	447	445	603	266
Consumer—other	96	92	7	(1)	2

Total recoveries	1,012	804	843	1,306	1,158

Net loans charged-off	1,453	1,922	1,733	2,664	2,939
Provision for loan losses	4,650	4,619	2,268	3,927	3,960

Allowance for loan losses, end of period	$21,387	$18,190	$15,493	$14,958	$13,695

Credit quality discount on acquired loans	518	810	1,375	—	—
Total allowances for loan losses, end of year	$21,905	$19,000	$16,868	$14,958	$13,695

Net loans charged-off as a percent of average total loans	0.11%	0.16%	0.16%	0.27%	0.33%
Allowance for loan losses as a percent of total loans	1.49%	1.40%	1.31%	1.45%	1.46%
Allowance for loan losses as a percent of nonperforming loans	695.06%	603.32%	351.00%	409.36%	255.69%
Total allowances for loan losses as a percent of total loans (including credit quality discount)	1.53%	1.46%	1.42%	1.45%	1.46%
Total allowance for loan losses as a percent of nonperforming loans (including credit quality discount)	711.89%	630.18%	382.15%	409.36%	255.69%
Net loans charged-off as a percent of allowance for loan losses	6.79%	10.57%	11.19%	17.81%	21.46%
Recoveries as a percent of charge-offs	41.05%	29.49%	32.73%	32.90%	28.26%

        The allowance for loan losses is allocated to various loan categories as part of the Bank's process of evaluating the adequacy of the allowance for loan losses. Allocated allowances increased by approximately $1.8 million to $17.0 million at December 31, 2002 with increases shown in each of the various loan categories. Increased amounts of allowance allocated to the four major portfolio components: real estate—commercial, commercial & industrial, real estate—residential and consumer—installment represented approximately 95% of the total increase in allocated allowances from December 31, 2001.

        The increase in the amount of allowance allocated to the real estate—commercial portfolio component is attributed to growth of portfolio balances. Balances outstanding in this loan category at December 31, 2002 increased by 10.4% compared to balances outstanding at December 31, 2001.

        The increase in the amount of allowance allocated to the commercial & industrial portfolio component is attributed to the re-categorization of certain loans. Certain loans have been re-categorized based upon the results of loan reviews conducted both internally and by third party loan review consultants. Loans that have been re-categorized in a manner requiring increased amounts of allowance to be allocated represented approximately 8.0% of balances outstanding in this category at December 31, 2002.

        The increase in the amount of allowance allocated to the real estate—residential portfolio component is a direct result of growth in the residential mortgage and home equity subsets of this component of the loan portfolio. Outstanding balances at December 31, 2002 in each of these subcategories grew by 22.8% and 30.3%, respectively, and by 24.7% combined as a whole, from December 31, 2001.

        The increase in the amount of allowance allocated to the consumer—installment portfolio segment reflects a change in the mix of the subset of loan types that compose this segment.

        The following table summarizes the allocation of the allowance for loan losses for the years indicated:

Table 7—Summary of Allocation of Allowance for Loan Losses

	At December 31,
	2002			2001			2000			1999		1998
	Allowance Amount	Credit Quality Discount	Percent of Loans In Category To Total Loans	Allowance Amount	Credit Quality Discount	Percent of Loans In Category To Total Loans	Allowance Amount	Credit Quality Discount	Percent of Loans In Category To Total Loans	Allowance Amount	Percent of Loans In Category To total Loans	Allowance Amount	Percent of Loans In Category To total Loans
	(Dollars In Thousands)
Allocated Allowance:
Commercial & Industrial	$3,435	$10	10.6%	$3,036	$27	11.6%	$2,807	$52	11.3%	$2,634	12.3%	$2,555	12.7%
Real Estate—Commercial	7,906	419	35.7%	6,751	634	35.7%	6,850	1,095	37.3%	5,504	31.3%	4,472	27.7%
Real Estate—Construction	1,196	—	4.1%	1,140	—	3.6%	581	5	3.8%	306	3.7%	361	5.4%
Real Estate—Residential	649	63	19.7%	602	105	17.6%	380	161	13.6%	376	15.3%	364	15.8%
Consumer—Installment	3,008	22	22.6%	2,894	38	25.0%	1,730	55	27.6%	2,615	31.8%	2,295	33.2%
Consumer—Other	765	4	7.3%	727	6	6.5%	574	7	6.4%	538	5.6%	538	5.2%
Imprecision Allowance	4,428	—	NA	3,040	—	NA	2,571	—	NA	2,985	NA	3,110	NA

Total Allowance for Loan Losses	$21,387	$518	100.0%	$18,190	$810	100.0%	$15,493	$1,375	100.0%	$14,958	100.0%	$13,695	100.0%

        Allocated allowance for loan losses are determined using both a formula-based approach applied to groups of loans and an analysis of certain individual loans for impairment.

        The formula-based approach evaluates groups of loans to determine the allocation appropriate within each portfolio segment. Individual loans within the commercial & industrial, real estate—commercial and real estate—construction loan portfolio segments are assigned internal risk ratings to group them with other loans possessing similar risk characteristics. The level of allowance allocable to each group of risk-rated loans is then determined by management applying a loss factor that estimates the amount of probable loss inherent in each category. The assigned loss factor for each risk rating is a formula-based assessment of historical loss data, portfolio characteristics, economic trends, overall market conditions, past experience and management's analysis of considerations of probable loan loss based on these factors.

        A similar formula-based approach, using a point-in-time credit grade distribution, was recently developed for the consumer—installment segment of the loan portfolio and employed for the first time in 2001. This method was developed in response both to the significance of the balance and the seasoning of this segment of the portfolio which has allowed for a more analytical overview of its inherent risk characteristics. This new method has been combined with subjective factors, which reflect changing environmental conditions in the consumer—installment loan market.

The result of this analytical approach provided an allowance allocation for installment loans of $3.0 million at December 31, 2002, compared with $2.9 million at December 31, 2001.

        Allocations for residential real estate and other consumer loan categories are principally determined by applying loss factors that represent management's estimate of probable or expected losses inherent in those categories. In each segment, inherent losses are estimated, based on a formula-based assessment of historical loss data, portfolio characteristics, economic trends, overall market conditions, past loan loss experience and management's considerations of probable loan loss based on these factors.

        The other method used to allocate the allowances for loan losses entails the assignment of allowance amounts to individual loans on the basis of loan impairment. Certain loans are evaluated individually and are judged to be impaired when management believes it is probable that the Bank will not collect all of the contractual interest and principal payments as scheduled in the loan agreement. Under this method loans are selected for evaluation based on a change in internal risk rating, occurrence of delinquency, loan classification or nonaccrual status. A specific allowance amount is allocated to an individual loan when such loan has been deemed impaired and when the amount of a probable loss is able to be estimated on the basis of: (a.) fair value of collateral, (b.) present value of anticipated future cash flows or (c.) the loan's observable fair market price. Loans with a specific allowance and the amount of such allowance totaled $848,000 and $346,000, respectively, at December 31, 2002 and $885,000 and $471,000, respectively, at December 31, 2001.

        A portion of the allowance for loan loss is not allocated to any specific segment of the loan portfolio. This non-specific allowance is maintained for two primary reasons: (a.) there exists an inherent subjectivity and imprecision to the analytical processes employed and (b.) the prevailing business environment, as it is affected by changing economic conditions and various external factors, may impact the portfolio in ways currently unforeseen. Moreover, management has identified certain risk factors, which could impact the degree of loss sustained within the portfolio. These include: (a.) market risk factors, such as the effects of economic variability on the entire portfolio, and (b.) unique portfolio risk factors that are inherent characteristics of the Bank's loan portfolio. Market risk factors may consist of changes to general economic and business conditions that may impact the Bank's loan portfolio customer base in terms of ability to repay and that may result in changes in value of underlying collateral. Unique portfolio risk factors may include industry concentration or covariant industry concentrations, geographic concentrations or trends that may exacerbate losses resulting from economic events which the Bank may not be able to fully diversify out of its portfolio.

        Due to the imprecise nature of the loan loss estimation process and ever changing conditions, these risk attributes may not be adequately captured in data related to the formula-based loan loss components used to determine allocations in the Bank's analysis of the adequacy of the allowance for loan losses. Management, therefore, has established and maintains a non-specific allowance for loan losses. The amount of this measurement imprecision allocation was $4.4 million at December 31, 2002, compared to $3.0 million at December 31, 2001.

        Management increased the measurement imprecision allocation primarily based on concerns over how the overall weakening of the national economy may affect borrowers in its loan portfolio. Through the fiscal year-ending December 31, 2002, the general state of the U.S. economy has exhibited well publicized weaknesses such as lackluster growth and rising rates of unemployment. National economic conditions notwithstanding, the reported slowdown of economic activity has not yet had a significant effect on the overall credit quality or incidence of default within the Bank's loan portfolio through the year-ended December 31, 2002. Management, nonetheless, increased the measurement imprecision allocation of the loan loss allowance by $1.4 million, as of December 31, 2002 based upon its belief that some of the Bank's customer base may lag behind larger national firms with respect to the effects of a recession.

        As of December 31, 2002, the allowance for loan losses totaled $21.4 million as compared to $18.2 million at December 31, 2001. Based on the processes described above, management believes that the level of the allowance for possible loan losses at December 31, 2002 is adequate. The "credit quality discount" was $0.5 million and $0.8 million at December 31, 2002 and 2001, respectively.

        Securities Portfolio    The Company's securities portfolio consists of trading assets, securities available for sale, securities which management intends to hold until maturity, and Federal Home Loan Bank (FHLB) stock. Equity securities held for the purpose of funding Rabbi Trust obligations (see Note 12 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data) are classified as trading assets. Trading assets are recorded at fair value with changes in fair value recorded in earnings. Trading assets at December 31, 2002 and 2001 were $1.1 million and $1.2 million, respectively.

        Securities which management intends to hold until maturity consist of U.S. Treasury and U.S. Government Agency obligations, mortgage-backed securities, state, county and municipal securities and corporate debt securities. Securities held to maturity as of December 31, 2002 are carried at their amortized cost of $149.1 million and exclude gross unrealized gains of $4.5 million and gross unrealized losses of $1.0 million. A year earlier, securities held to maturity totaled $132.8 million excluding gross unrealized gains of $1.2 million and gross unrealized losses of $5.4 million. As allowed under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," the Bank, on January 1, 2001 reclassified $102.8 million of held to maturity securities to available for sale. As a result of this transfer the Company recorded $96,000 of unrealized net losses, after tax, in accumulated other comprehensive income. For additional information, see Derivative Instruments and Hedging Activities in Note 1 to the Consolidated Financial Statements in Item 8 hereof. In the third quarter of 2002, after recognizing a securities impairment charge of $2.5 million, net of tax, due to a significant deterioration of the credit worthiness of WorldCom, Inc. the Company reclassified its investment in bonds issued by WorldCom, Inc. to the available for sale portfolio. See the discussion below for impact upon sale of the security from the available for sale portfolio.

        Securities available for sale consist of certain mortgage-backed securities, including collateralized mortgage obligations and U.S. Government Agency obligations. These securities are carried at fair value and unrealized gains and losses, net of applicable income taxes, are recognized as a separate component of stockholders' equity. The fair value of securities available for sale at December 31, 2002 totaled $501.8 million and net unrealized gains totaled $11.4 million. A year earlier, securities available for sale were $569.3 million with net unrealized gains of $4.0 million. Upon reclassification of the bonds issued by WorldCom Inc. to the available for sale portfolio, the Company sold the investment and realized a gross loss of $38,000. In 2001 and 2000 gross gains of, $1.4 million and $163,000, respectively, were recognized on the sale of available for sale securities.

        The following table sets forth the amortized cost and percentage distribution of securities held to maturity at the dates indicated.

Table 8—Amortized Cost of Securities Held to Maturity

	At December 31,
	2002		2001		2000
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars In Thousands)
U.S. Treasury and Government Agency Securities	$1,496	1.0%	$999	0.7%	$21,712	11.1%
Mortgage-Backed Securities	26,672	17.9%	—	0.0%	77,524	39.7%
Collateralized Mortgage Obligations	—	0.0%	—	0.0%	3,563	1.8%
State, County and Municipal Securities	54,243	36.4%	54,268	40.9%	38,284	19.6%
Other Investment Securities	66,660	44.7%	77,487	58.4%	54,333	27.8%

Total	$149,071	100.0%	$132,754	100.0%	$195,416	100.0%

        The following table sets forth the fair value and percentage distribution of securities available for sale at the dates indicated.

Table 9—Fair Value of Securities Available for Sale

	At December 31,
	2002		2001		2000
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars In Thousands)
U.S. Treasury and Government Agency Securities	$188,966	37.7%	$79,739	14.0%	$45,242	11.7%
Mortgage-Backed Securities	189,275	37.7%	304,171	53.4%	265,278	68.5%
Collateralized Mortgage Obligations	123,587	24.6%	185,378	32.6%	76,956	19.9%

Total	$501,828	100.0%	$569,288	100.0%	$387,476	100.0%

        The following two tables sets forth contractual maturities of the Bank's securities portfolio at December 31, 2002.

Table 10—Amortized Cost of Securities Held to Maturity
Amounts Maturing

	Within One Year	% of Total	One year to Five years	% of Total	Five years to Ten years	% of Total	Over Ten years	% of Total	Total	% of Total
	(Dollars In Thousands)
U. S. Treasury and Government Agency Securities	$1,496	1.0%	$—	0.0%	$—	0.0%	$—	0.0%	$1,496	1.0%
Mortgage-Backed Securities	—	0.0%	—	0.0%	—	0.0%	26,672	17.9%	26,672	17.9%
Municipal Securities	2,235	1.5%	152	0.1%	5,349	3.6%	46,507	31.2%	54,243	36.4%
Other Investments	5,037	3.4%	5,070	3.4%	—	0.0%	56,553	37.9%	66,660	44.7%

Total	$8,768	5.9%	$5,222	3.5%	$5,349	3.6%	$129,732	87.0%	$149,071	100.0%

Table 11—Fair Value of Securities Available for Sale
Amounts Maturing

	Within One Year	% of Total	One year to Five years	% of Total	Five years to Ten years	% of Total	Over Ten years	% of Total	Total	% of Total
	(Dollars In Thousands)
U. S. Treasury and Government Agency Securities	$25,391	5.0%	$149,278	29.7%	$11,087	2.2%	$3,210	0.6%	$188,966	37.6%
Mortgage-Backed Securities	890	0.2%	1,434	0.3%	19,390	3.9%	167,561	33.4%	189,275	37.8%
Collateralized Mortgage Obligations	—	0.0%	—	0.0%	1,906	0.4%	121,681	24.2%	123,587	24.6%

Total	$26,281	5.2%	$150,712	30.0%	$32,383	6.5%	$292,452	58.3%	$501,828	100.0%

        At December 31, 2002 and 2001, the Bank had no investments in obligations of individual states, counties or municipalities which exceeded 10% of stockholders' equity. In addition, there were no sales of state, county or municipal securities in 2002 or 2001.

        Bank Owned Life Insurance    In 1998, the Bank purchased $30.0 million of Bank Owned Life Insurance ("BOLI"). The Bank purchased these policies for the purpose of protecting itself against the cost/loss due to the death of key employees and to offset the Bank's future obligations to its employees under its retirement and benefit plans. The value of this life insurance was $37.1 million and $35.2 million at December 31, 2002 and 2001, respectively. The Bank recorded income from Bank Owned Life Insurance of $1.9 million, $1.8 million and $1.7 million in 2002, 2001 and 2000, respectively.

        Deposits    The Bank's branch system consists of 52 locations. Each full-service branch operates as a retail sales and services outlet offering a complete line of deposit and loan products. As of December 31, 2002, deposits of $1.7 billion were $107.1 million, or 6.8%, higher than the prior year-end. Core deposits increased by $173.0 million, or 16.6%, particularly in the relationship deposit categories. The time deposits category was intentionally managed downward by $65.9 million, or 12.2%, to $474.6 million at December 31, 2002.

        The following table sets forth the average balances of the Bank's deposits for the periods indicated.

Table 12—Average Balances of Deposits

	2002		2001		2000
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars In Thousands)
Demand Deposits	$398,901	24.2%	$348,431	22.8%	$277,777	22.1%
Savings and Interest Checking	426,104	25.9%	377,250	24.7%	315,943	25.1%
Money Market and Super Interest Checking Accounts	322,539	19.6%	232,568	15.3%	148,469	11.8%
Time Deposits	499,475	30.3%	567,189	37.2%	514,673	41.0%

Total	$1,647,019	100.0%	$1,525,438	100.0%	$1,256,862	100.0%

        The Bank's time certificates of deposit of $100,000 or more totaled $101.8 million at December 31, 2002. The maturity of these certificates are as follows:

Table 13—Maturities of Time Certificate of Deposits Over $100,000

	Balance	Percentage
	(In Millions)
1 to 3 months	$50.1	49.2%
4 to 6 months	24.2	23.8%
7 to 12 months	17.0	16.7%
Over 12 months	10.5	10.3%

Total	$101.8	100.0%

        Borrowings    The Bank's borrowings amounted to $362.2 million at December 31, 2002, a decrease of $24.9 million from year-end 2001. At December 31, 2002, the Bank's borrowings consisted primarily of FHLB advances totaling $297.6 million, a decrease of $16.3 million from the prior year-end. The remaining borrowings consisted of federal funds purchased, assets sold under repurchase agreements and treasury tax and loan notes. These borrowings totaled $64.6 million at December 31, 2002, a decrease of $8.6 million from the prior year-end. See Note 8 of the Notes to Consolidated Financial Statements included in Item 8 hereof for schedule of borrowings outstanding and their interest rates and other information related to the Company's borrowings.

        Corporation-Obligated Mandatorily Redeemable Trust Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures of the Corporation    In 1997, 2000, 2001, and 2002 the Company formed Independent Capital Trust I ("Trust I"), Independent Capital Trust II ("Trust II"), Independent Capital Trust III ("Trust III") and Independent Capital Trust IV ("Trust IV"), respectively, for the purpose of issuing trust preferred securities and investing the proceeds of the sale of these securities in junior subordinated debentures issued by the Company. Under regulatory capital requirements, trust preferred securities, within certain limitations, qualify as Tier I and Tier II capital. The Company raised capital through Trust I and Trust II as support for asset growth. More specifically, the funds raised through the Trust II issuance were used as capital support for the FleetBoston Financial branch acquisition. In addition, given the low interest rate environment at the end of 2001, the Company issued trust preferred securities through Trust III, the proceeds of which were used to redeem in full on January 31, 2002, the higher rate securities issued through Trust II. As the low interest rate environment continued into 2002, the Company issued trust preferred securities through Trust IV on April 12, 2002, the proceeds of which were used to redeem in full on May 20, 2002, the higher rate securities issued through Trust I. Therefore, Trust I and II were liquidated in 2002. The remaining issuance costs related to the issuance of Trust I and Trust II of $1.5 million, net of tax, were written-off as a direct charge to equity. The Company expects the refinancing of the Trust Preferred Security issuances to reduce the Company's annual pre-tax minority interest expense by approximately $1.2 million.

        The interest expense associated with the trust preferred securities is reported as Minority Interest Expense on the Consolidated Statements of Income. Trust Preferred Securities totaled $47.8 million and $75.3 million at December 31, 2002 and 2001, respectively, and are reported as Corporation-Obligated Mandatorily Redeemable Trust Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures of the Corporation in the Consolidated Balance Sheets. Minority Interest Expense was $5.0 million, $5.7 million and $5.3 million for 2002, 2001 and 2000, respectively.

        In November of 2002, the FASB directed its staff to draft a statement to be issued in February 2003 to establish standards for issuers' classification of liabilities in the statement of financial position of financial instruments that have characteristics of both liabilities and equity. If this statement is adopted, the Company will be required to reclassify its Corporation-Obligated Mandatorily Redeemable Trust Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures of the Corporation to borrowings. Currently, the trust preferred securities, or junior subordinated debentures, are classified as a separate line item between total liabilities and shareholders' equity on the consolidated balance sheet. In addition, the interest cost on the trust preferred securities, which is currently considered minority interest on the consolidated statement of income, will become interest on borrowings. There will be no impact to the results of operations.

        Investment Management    As of December 31, 2002, the Rockland Trust Investment Management Group maintained approximately 1,411 trust/fiduciary accounts, with an aggregate fair value of $433.8 million on that date. Income from trust activities is reported on an accrual basis. Income from the Investment Management Group amounted to $4.6 million, $4.0 million, and $4.1 million for 2002, 2001, and 2000, respectively.

        In 1999, the Bank entered into an agreement with Independent Financial Market Group (IFMG), a Sun Life Financial Company for the sale of mutual fund shares, unit investment trust shares, interests in direct participation programs, similar non-insurance investment products, and general securities brokerage services. IFMG Securities Incorporated has placed their registered representatives on-site to sell these services to our customer base. Total commissions earned by the bank in 2002, 2001 and 2000 were $0.6 million and $0.4 million, and $0.4 million respectively.

RESULTS OF OPERATIONS

        Summary of Results of Operations    The Company's results of operations are largely dependent on net interest income, which is the difference between the interest earned on loans and investments and interest paid on deposits and borrowings. Net interest income is affected by the interest rate spread, which is the difference between the yields earned on loans and investments and the rates of interest paid on deposits and borrowings. The results of operations are also affected by the level of income/fees from loans, deposits, mortgage banking, and investment management fees, as well as operating expenses, the provision for loan losses, the impact of federal and state income taxes, and the relative levels of interest rates and economic activity.

        Net income was $25.1 million for the year ended December 31, 2002, compared to $22.1 million for the year ended December 31, 2001. Diluted earnings per share were $1.61 and $1.53 for the years ended 2002 and 2001, respectively. For the year ended December 31, 2002, the Company reported a 30.7% increase in operating earnings to $27.6 million, or $1.89 diluted earnings per share. This increase in operating earnings was primarily due to a $9.4 million, or 10.4%, increase in net interest income. The provision for loan losses increased to $4.7 million compared with $4.6 million for the same period last year. Operating non-interest income increased $3.5 million, or 17.7%, and operating non-interest expenses increased $2.9 million, or 4.2%, in 2002 as compared to 2001.

        The Company summarizes the financial results for the twelve months and three months ended December 31, 2002 and December 31, 2001 on both an operating basis (which excludes the impact of the trust preferred issuance costs write-off, net of tax, of $1.5 million in the first half of 2002, a $2.5 million, net of tax, securities impairment charge on WorldCom Inc. bonds in the second quarter of 2002, and securities gains of $928,000, net of tax, in 2001)

and on an actual basis. See Table 2, Reconcilement of Net Operating Earnings 2002 vs. 2001, in the Overview section above.

        The Company adopted SFAS No. 142, "Goodwill and Other Intangibles", as of January 1, 2002. Upon adoption, the Company ceased amortization of goodwill, as defined at that time, of $0.8 million. In September 2002, the Company adopted, and retroactively applied to January 1, 2002, SFAS No. 147, "Acquisitions of Certain Financial Institutions." Upon adoption, the previously defined balance of unidentifiable intangibles was reclassified to goodwill effective January 1, 2002. All 2002 unidentifiable intangible asset amortization expense recorded through September 30, 2002 was reversed and all future amortization was halted. The restated goodwill balance is $36.2 million. As a result of the adoption of SFAS No. 142 and SFAS No. 147, the Company did not record any goodwill amortization expense in 2002 as compared to $2.8 million recorded in 2001. Goodwill amortization is reported as a component of non-interest expense.

        The Company did not realize any net security gains/losses in 2002. The Company did recognize an impairment charge on a WorldCom bond, (following the announcement of fraud at WorldCom Inc.), in 2002 of $4.4 million and net security gains on the sale of available for sale securities in 2001 of $1.4 million.

        Net Interest Income    The amount of net interest income is affected by changes in interest rates and by the volume, mix, and interest rate sensitivity of interest-earning assets and interest-bearing liabilities.

        On a fully tax-equivalent basis, net interest income was $101.6 million in 2002, a 10.6% increase over 2001 net interest income of $91.9 million. Growth in net interest income in 2002 compared with that of 2001 was primarily the result of a 9.7% increase in average earning assets and a 108 basis point decrease in the average cost of interest bearing liabilities. The yield on earning assets was 6.84% in 2002, compared with 7.72% in 2001. The average balance of securities increased by $75.5 million, or 11.4%, as compared with the prior year. The average balance of loans increased by $108.5 million, or 8.8%, and the yield on loans decreased by 87 basis points to 7.35% in 2002, compared to 8.22% in 2001. This decrease in loan yield was due to decreases that occurred in market interest rates throughout the past two years. During 2002, the average balance of interest-bearing liabilities increased by $105.0 million, or 6.9%, over 2001 average balances. The average cost of these liabilities decreased to 2.52% compared to 3.60% in 2001. The Company's interest rate spread (the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities) increased by 20 basis points in 2002. This increase is due to a lower cost of funds, attributable to lower prevailing market rates and a lower cost funding mix. Increases in demand deposits and relatively low yielding deposit categories allowed the Bank to manage down its level of more expensive time deposits.

        The following table presents the Company's average balances, net interest income, interest rate spread, and net interest margin for 2002, 2001, and 2000. Non-taxable income from loans and securities is presented on a fully tax-equivalent basis whereby tax-exempt income is adjusted upward by an amount equivalent to the prevailing federal income taxes that would have been paid if the income had been fully taxable.

Table 14—Average Balance, Interest Earned/Paid & Average Yields

	Years Ended December 31,
	2002			2001			2000
	Average Balance	Interest Earned/ Paid	Average Yield	Average Balance	Interest Earned/ Paid	Average Yield	Average Balance	Interest Earned/ Paid	Average Yield
	(Dollars In Thousands)
Interest-earning assets:
Federal funds sold and assets purchased under resale agreement	$20,692	$378	1.83%	$15,845	$679	4.29%	$10,912	$660	6.05%
Trading Assets	1,115	26	2.33%	451	7	1.55%	474	6	1.27%
Taxable Investment Securities	658,272	39,191	5.95%	602,109	40,823	6.78%	455,700	32,644	7.16%
Non-taxable Investment Securities (1)	55,396	3,884	7.01%	41,561	3,152	7.58%	40,391	3,052	7.56%
Loans (1)	1,345,720	98,950	7.35%	1,237,230	101,722	8.22%	1,086,608	92,354	8.50%

Total Interest-Earning Assets	$2,081,195	$142,429	6.84%	$1,897,196	$146,383	7.72%	$1,594,085	$128,716	8.07%

Cash and Due from Banks	59,631			62,240			57,769
Other Assets	102,075			105,454			78,806

Total Assets	$2,242,901			$2,064,890			$1,730,660

Interest-bearing liabilities:
Savings and Interest Checking accounts	$426,104	$2,994	0.70%	$377,250	$4,598	1.22%	$315,943	$5,940	1.88%
Money Market & Super Interest Checking accounts	322,539	5,594	1.73%	232,568	6,022	2.59%	148,469	3,245	2.19%
Time Deposits	499,475	16,281	3.26%	567,189	27,930	4.92%	514,673	28,697	5.58%
Federal funds purchased and assets sold under repurchase agreements	68,796	795	1.16%	71,828	2,122	2.95%	101,961	5,413	5.31%
Treasury Tax and Loan Notes	4,267	44	1.03%	4,486	123	2.73%	5,013	216	4.31%
Federal Home Loan Bank borrowings	297,813	15,086	5.07%	260,663	13,683	5.25%	196,342	11,908	6.06%

Total Interest-Bearing Liabilities	$1,618,994	$40,794	2.52%	$1,513,984	$54,478	3.60%	$1,282,401	$55,419	4.32%

Demand Deposits	398,901			348,431			277,777
Company-Obligated Mandatorily Redeemable Securities of Subsidiary Holding Solely Parent Company Debentures	53,608			52,739			49,831
Other Liabilities	26,182			23,172			16,448

Total Liabilities	$2,097,685			$1,938,326			$1,626,457
Stockholders' Equity	145,216			126,564			104,203

Total Liabilities and Stockholders' Equity	$2,242,901			$2,064,890			$1,730,660

Net Interest Income (1)		$101,635			$91,905			$73,297

Interest Rate Spread (2)			4.32%			4.12%			3.75%

Net Interest Margin (2)			4.88%			4.84%			4.60%

(1)
The total amount of adjustment to present interest income and yield on a fully tax-equivalent basis is $1,604, $1,314 and $1,150 in 2002, 2001 and 2000, respectively.

(2)
Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average costs of interest-bearing liabilities. Net interest margin represents net interest income as a percent of average interest-earning assets.

        The following table presents certain information on a fully-taxable equivalent basis regarding changes in our interest income and interest expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to (1) changes in rate (change in rate multiplied by prior year volume), (2) changes in volume (change in volume multiplied by prior year rate) and (3) changes in rate/volume (change in rate multiplied by change in volume).

Table 15—Volume Rate Analysis

	2002 Compared To 2001				2001 Compared To 2000				2000 Compared To 1999
	Change Due To Rate	Change Due To Volume	Change Due To Volume/ Rate	Total Change	Change Due To Rate	Change Due To Volume	Change Due To Volume/ Rate	Total Change	Change Due To Rate	Change Due To Volume	Change Due To Volume/ Rate	Total Change
	(In Thousands)
Income on interest-earning assets:
Federal funds sold	($390)	$208	($119)	($301)	($192)	$298	($87)	$19	$160	($61)	($18)	$81
Taxable securities	(4,976)	3,808	(464)	(1,632)	(1,747)	10,488	(562)	8,179	1,942	2,525	175	4,642
Non-taxable securities (1)	(238)	1,049	(79)	732	12	88	0	100	7	(112)	(0)	(105)
Trading assets	4	10	5	19	1	(0)	(0)	1	1	0	0	1
Loans (2)	(10,749)	8,920	(943)	(2,772)	(3,016)	12,802	(418)	9,368	2,899	7,820	279	10,998

Total	($16,349)	$13,995	($1,600)	($3,954)	($4,942)	$23,676	($1,067)	$17,667	$5,009	$10,172	$436	$15,617

Expense of interest-bearing liabilities:
Savings and Interest Checking accounts	($1,947)	$595	($252)	($1,604)	($2,089)	$1,153	($406)	($1,342)	$436	$612	$55	$1,103
Money Market and Super Interest Checking account	(1,988)	2,329	(769)	(428)	599	1,838	340	2,777	(267)	974	(99)	608
Time deposits	(9,441)	(3,334)	1,126	(11,649)	(3,353)	2,928	(342)	(767)	1,921	3,308	274	5,503
Federal funds purchased and assets sold under repurchase agreements	(1,292)	(90)	55	(1,327)	(2,401)	(1,600)	710	(3,291)	425	825	86	1,336
Treasury tax and loan notes	(77)	(6)	4	(79)	(79)	(23)	9	(93)	(37)	87	(18)	32
Federal Home Loan Bank borrowings	(480)	1,950	(67)	1,403	(1,601)	3,901	(525)	1,775	1,644	(4,500)	(485)	(3,341)

Total	($15,225)	$1,444	$97	($13,684)	($8,924)	$8,197	($214)	($941)	$4,122	$1,306	($187)	$5,241

Change in net interest income	($1,124)	$12,551	($1,697)	$9,730	$3,982	$15,479	($853)	$18,608	$887	$8,866	$623	$10,376

(1)
The total amount of adjustment to present interest income and yield on a fully tax-equivalent basis is $1,604, $1,314 and $1,150 in 2002, 2001 and 2000, respectively.

(2)
Loans include portfolio loans, loans held for sale and nonperforming loans, but unpaid interest on nonaccrual loans has not been included for purposes of determining interest income.

        Net interest income on a fully tax-equivalent basis increased by $9.7 million in 2002 compared 2001. Interest income on a fully tax-equivalent basis decreased by $4.0 million, or 2.7%, to $142.4 million in 2002 as compared to the prior year-end. Interest income from taxable securities decreased by $1.6 million, or 4.0%, to $39.1 million in 2002 as compared to the prior year attributable to the lower rate environment, despite a larger taxable securities portfolio on average in 2002. Interest earned on loans decreased by $2.8 million, or 2.7%, reflecting a decrease in the average yield on loans to 7.35% in 2002 from 8.22% in 2001. The decrease in interest earned on loans was mitigated significantly by increased loan balances on average of $108.5 million in 2002.

        Interest expense for the year ended December 31, 2002 decreased to $40.8 million from the $54.5 million recorded in 2001, a decrease of $13.7 million, or 25.1%, due to a decrease in the average rate paid on deposits and borrowings. Average borrowings increased by $33.9 million, 10.1% from the 2001 average balance. Despite the increase in average balances, the interest expense on borrowings decreased $3,000 primarily attributable to the low rate environment. Average interest-bearing deposits increased $71.1 million, or 6.0% over prior year, however, the cost of deposits decreased significantly down by $13.7 million, or 36.0%, to $24.9 million attributable to both the low rate environment and the intentional change in deposit mix.

        Provision For Loan Losses    The provision for loan losses represents the charge to expense that is required to maintain an adequate level of allowance for loan losses. Management's periodic evaluation of the adequacy of the allowance considers past loan loss experience, known and inherent risks in the loan portfolio, adverse situations which may affect the borrowers' ability to repay, the estimated value of the underlying collateral, if any, and current and prospective economic conditions. Substantial portions of the Bank's loans are secured by real estate in Massachusetts. Accordingly, the ultimate collectibility of a substantial portion of the Bank's loan portfolio is susceptible to changes in property values within the state.

        The provision for loan losses increased in 2002 to $4.7 million, compared with $4.6 million in 2001. For the year ended December 31, 2002, net loan charge-offs totaled $1.5 million, a decrease of $0.5 million from the prior year. As of December 31, 2002, the allowance for loan losses represented 1.49% of loans, as compared to 1.40% at December 31, 2001. The allowance for loan losses at December 31, 2002 was 695.06% of nonperforming loans, as compared to 603.32% at the prior year-end. As of December 31, 2002, the total allowance for loan losses (including the "credit quality discount" described previously in the discussion of Allowance for Loan Losses) represented 1.53% of loans, as compared to 1.46% at December 31, 2001. The total allowance for loan losses (including the "credit quality discount") at December 31, 2002 represented 711.89% of nonperforming loans, as compared to 630.18% at the prior year-end.

        The provision for loan losses is based upon management's evaluation of the level of the allowance for loan losses in relation to the estimate of loss exposure in the loan portfolio. An analysis of individual loans and the overall risk characteristics and size of the different loan portfolios is conducted on an ongoing basis. This managerial evaluation is reviewed periodically by a third-party loan review consultant. As adjustments are identified, they are reported in the earnings of the period in which they become known.

        Non-Interest Income    The following table sets forth information regarding non-interest income for the periods shown.

Table 16—Non-Interest Income

	Years Ended December 31,
	2002	2001	2000
	(In Thousands)
Service charges on deposit accounts	$10,013	$8,823	$6,736
Investment management and mutual fund income	5,253	4,423	4,538
Mortgage banking income	3,801	2,449	1,285
Bank owned life insurance	1,862	1,807	1,705
Net gain on sale of securities	—	1,428	163
Other non-interest income	2,428	2,348	1,991

Total	$23,357	$21,278	$16,418

        Non-interest income, which is generated by deposit account service charges, investment management services, mortgage banking activities, and miscellaneous other sources, amounted to $23.4 million in 2002, a $2.1 million, or 9.8%, increase over the prior year-end. Service charges on deposit accounts, which represented 42.9% of total non-interest income in 2002, increased from $8.8 million in 2001 to $10.0 million in 2002, representing growth in core deposits and lower earnings credit rates. Investment Management revenue increased by 18.8% to $5.3 million compared to $4.4 million in 2001, primarily due to estate and trust distribution fees.

        Mortgage banking income, $3.8 million in 2002, increased 55.2% over 2001 income of $2.4 million. This increase is due to a declining interest rate environment, which stimulated refinancing activity. The Bank's mortgage banking revenue consists primarily of application fees and origination fees on sold loans, net servicing income, and gains and losses on the sale of loans. Residential mortgage loans are originated as necessary to meet consumer demand. Sales of such loans in the secondary market occur to lend balance to the Bank's interest rate sensitivity. Such sales generate gains or losses at the time of sale, produce future servicing income, and provide funds for additional lending and other purposes. Typically, loans are sold with the Bank retaining responsibility for collecting and remitting loan payments, inspecting properties, making certain insurance and tax payments on behalf of the borrowers and otherwise serving the loans for which the Bank receives a fee.

        Non-Interest Expense    The following table sets forth information regarding non-interest expense for the periods shown.

Table 17—Non-Interest Expense

	Years Ended December 31,
	2002	2001	2000
	(In Thousands)
Salaries and employee benefits	$40,274	$36,904	$28,345
Occupancy and equipment	8,645	9,411	8,235
Data processing and facilities management	4,295	4,182	4,717
Intangible asset amortization	—	2,832	1,306
Advertising	1,894	1,598	1,549
Consulting fees	1,939	1,246	704
Legal fees	537	535	1,236
Postage	998	1,045	765
Telephone	1,848	1,752	1,330
Loss on CRA investments	996	101	—
Special charges	—	—	3,608
Impairment charges	4,372	—	—
Other non-interest	10,540	9,441	7,579

Total	$76,338	$69,047	$59,374

        Non-interest expense increased by $7.3 million, or 10.6%, during the year ended December 31, 2002 as compared to the same period last year. Non-interest expense, excluding the securities' impairment charge taken in the second quarter of 2002, increased by $2.9 million or 4.2% for the year ended December 31, 2002, as compared to the same period in the prior year. Salaries and employee benefits increased by $3.4 million, or 9.1% for the year ended December 31, 2002, due to additions to staff needed to support continued growth, employees' merit increases, an increase in performance based incentive compensation, and commissions related to mortgage originations. Occupancy and equipment-related expense decreased $766,000, or 8.1%, for the year ended December 31, 2002 due to assets becoming fully depreciated during the year. In connection with the adoption of SFAS No. 142 and SFAS No. 147 in 2002, the Company ceased the amortization of its goodwill effective January 1, 2002. The adoption of these standards reduced goodwill amortization in 2002 by $2.8 million. In 2002 the Company recorded a $1.0 million loss, compared to $0.1 million in 2001, on an equity investment made for Community Reinvestment Act purposes. Other items associated with the increase in non-interest expense are information technology consulting, executive recruitment costs, advertising, and telephone costs.

        Minority Interest    On December 11, 2001, Independent Capital Trust III (the "Trust III") was formed for the purpose of issuing trust preferred securities (the "Trust III Preferred Securities") and investing the proceeds of the sale of these securities in $25.8 million of 8.625% junior subordinated debentures issued by the Company. A total of $25 million of 8.625% Trust III Preferred Securities were issued by Trust III and are scheduled to mature in 2031, callable at the option of the Company on or after December 31, 2006. Distributions on these securities are payable quarterly in arrears on the last day of March, June, September and December, such distributions can be deferred at the option of the Company for up to five years. The Trust III Preferred Securities can be prepaid in whole or in part on or after December 31, 2006 at a redemption price equal to $25 per Trust III Preferred Security plus accumulated but unpaid distributions thereon to the date of the redemption. On December 11, 2001, Trust III also issued $0.8 million in common securities to the Company. The net proceeds of the Trust III issuance were used to redeem $25 million of 11.0% Trust II Preferred Securities on January 31, 2002. Thereafter, Trust II was liquidated.

        On April 12, 2002, Independent Capital Trust IV (the "Trust IV") was formed for the purpose of issuing trust preferred securities (the "Trust IV Preferred Securities") and investing the proceeds of the sale of these securities in $25.8 million of 8.375% junior subordinated debentures issued by the Company. A total of $25 million of 8.375% Trust IV Preferred Securities were issued by Trust IV and are scheduled to mature in 2032, callable at the option of the Company on or after April 30, 2007. Distributions on these securities are payable quarterly in arrears on the last day of March, June, September and December, such distributions can be deferred at the option of the Company for up to five years. The Trust IV Preferred Securities can be prepaid in whole or in part on or after April 30, 2007 at a redemption price equal to $25 per Trust IV Preferred Security plus accumulated but unpaid distributions thereon to the date of the redemption. On April 12, 2002, Trust IV also issued $0.8 million in common securities to the Company. The net proceeds of the Trust IV issuance were used to redeem $28.75 million of 9.28% Trust I Preferred Securities on May 20, 2002. Thereafter, Trust I was liquidated.

        Upon redemption of Trust I and II, the remaining issuance costs, $767,000 and $738,000, both after tax, respectively, which were capitalized upon issuance of their related securities and were being amortized over the life of the securities, were written off as a direct charge to equity. The Company expects the refinancing of the 11.0% and 9.28% Trust Preferred Security issuances to reduce the Company's annual pre-tax minority interest expense by approximately $1.2 million.

        The Trust Preferred Securities are presented in the consolidated balance sheets of the Company entitled "Corporation-Obligated Mandatorily Redeemable Trust Preferred Securities of Subsidiary Trusts Holding Solely Junior Subordinated Debentures of the Corporation". The Company records distributions payable on the Trust Preferred Securities as minority interest expense in its consolidated statements of income. Minority interest expense was $5.0 million, $5.7 million, and $5.3 million for the twelve months ended December 31, 2002, 2001, and 2000, respectively.

        In December, the Company's Board of Directors declared a cash dividend of $0.54 and $0.52 per share to stockholders of record of Trust III and Trust IV, respectively, as of the close of business on December 30, 2002. The dividend was paid on December 31, 2002.

        Income Taxes    For the years ended December 31, 2002, 2001 and 2000 the Company recorded combined federal and state income tax provisions of $12.3 million, $10.5 million and $6.4 million respectively. These provisions reflect effective income tax rates of 32.9%, 32.2% and 29.7%, in 2002, 2001, and 2000, respectively, which are less than the Company's combined statutory tax rate of 41.8%. The lower effective income tax rates are attributable to certain non-taxable interest and dividends and certain tax efficiency strategies employed by the Company.

        The tax effects of all income and expense transactions are recognized by the Company in each year's consolidated statements of income regardless of the year in which the transactions are reported for income tax purposes.

        Comparison of 2001 vs. 2000    The Company's assets increased to $2.2 billion in 2001, an increase of $249.2 million, or 12.8% from the $1.95 billion reported in 2000. Investment securities increased by $119.8 million, or 20.0%, to $720.2 million at December 31, 2001 from $600.4 million a year earlier. Loans increased by $114.2 million, or 9.6%, during the twelve months ended December 31, 2001. At December 31, 2001, deposits of $1.6 billion were

$92.4 million, or 6.2%, higher than the prior year-end. Core deposits increased $147.1 million, or 16.5%, and time deposits decreased $54.7 million, or 9.2%.

        Net income for 2001 was $22.1 million, or $1.53 per diluted share compared with net income of $15.2 million, or $1.06 per diluted share, reported for 2000. Operating earnings and diluted earnings per share were $21.1 million and $1.46, respectively, for 2001 and $17.4 million and $1.22, respectively, for 2000. Operating return on average assets and operating return of average equity were 1.02% and 16.69%, respectively, for 2001 and 1.01% and 16.73%, respectively, for 2000.

        The Company summarizes the financial results for the twelve months and three months ended December 31, 2001 and December 31, 2000 on both an operating basis (which excludes the impact of the gain on sales of securities in 2001 of $928,000 (net of tax) and in 2000 of $106,000 (net of tax), and special charges in 2000 of $2.3 million (net of tax), and on an actual basis. These results are as follows:

Table 18—Net Operating Earnings Reconcilement 2001 vs. 2000

	Net Operating Earnings
	Years To Date December 31,			Quarters Ended December 31,
	2001	2000	% Change	2001	2000	% Change
	(Dollars In Thousands Except Per Share Data)
Net Income	$22,052	$15,190	45.2%	$6,289	$4,833	30.1%
Less—Net Gain on Sale of Securities, net of tax	928	106		—	—
Add—Special Charges, net of tax	—	2,345		—	42

Net Operating Earnings	$21,124	$17,429	21.2%	$6,289	$4,875	29.0%

Diluted EPS Operating	$1.46	$1.22	19.7%	$0.43	$0.34	26.5%
ROAA	1.02%	1.01%		1.16%	1.02%
ROAE	16.69%	16.73%		18.27%	17.86%
	Net Income, As Reported
	Years To Date December 31,			Quarters Ended December 31,
	2001	2000	% Change	2001	2000	% Change
	(Dollars In Thousands Except Per Share Data)
Net Income	$22,052	$15,190	45.2%	$6,289	$4,833	30.1%

Diluted EPS	$1.53	$1.06	44.3%	$0.43	$0.34	26.5%
ROAA	1.07%	0.88%		1.16%	1.01%
ROAE	17.42%	14.58%		18.27%	17.71%

        Net interest income on a fully taxable-equivalent basis totaled $91.9 million in 2001, as compared with $73.3 million in 2000. The $18.6 million, or 25.4%, increase was primarily attributable to an increase in the interest rate spread from 3.75% in 2000 to 4.12% in 2001, as well as an increase in interest earning assets of $303.1 million. This increase in the interest rate spread was due to a lower cost of funds, attributable not only to the benefit of acquired core deposits but also to a balance sheet that was well positioned to benefit from the easing of interest rates by the Federal Reserve from 2000 to 2001.

        The provision for loan losses was $4.6 million in 2001 compared to $2.3 million in 2000. The ratio of the allowance for loan losses to nonperforming loans at December 31, 2001 was 630.18% compared to 382.15% at December 31, 2000. Nonperforming loans represented 0.23% of gross loans at December 31, 2001 compared to 0.37% at December 31, 2000. Nonperforming assets were down $1.4 million from December 31, 2000 to $3.0 million or 0.14% of total assets at December 31, 2001.

        Non-interest income, which is generated by deposit account service charges, investment management services, mortgage banking activities, and miscellaneous other sources, amounted to $21.3 million and $16.4 million for the years ended December 31, 2001 and 2000, respectively. Service charges on deposit accounts, which represented 41.5% of total non-interest income in 2001, increased from $6.7 million in 2000 to $8.8 million in 2001. Investment management revenue decreased by 2.5% to $4.4 million compared to $4.5 million in 2000. This decrease is a result of the sharp downturn in the equities market, which reduced the fair value of assets under management in 2001 on which the majority of the Company's fees are calculated. Mortgage banking income, $2.4 million in 2001, increased 90.6% over 2000 income of $1.3 million. This increase was due to a declining interest rate environment, which stimulated refinancing activity.

        The Company realized securities gains on the sale of available for sale securities in 2001 and 2000. These gains amounted to $1.4 million and $0.2 million before taxes for the years ended December 31, 2001 and 2000, respectively.

        Special charges for the year ended December 31, 2000 totaled $3.6 million related to system conversion charges of $1.3 million, expense of $1.3 million associated with the FleetBoston Financial branch acquisition, and a $1.0 million pre-tax charge associated with an unfavorable judgment related to a proposed commercial loan transaction that was never consummated.

        For the year ended December 31, 2001 non-interest expense, excluding special charges in 2000, increased by $13.3 million, or 23.8%, as compared to the same period in 2000, largely attributable to the addition of the sixteen acquired branches as well as the opening of a de novo branch in Falmouth and a new technology center in Plymouth, all in the later part of 2000.

        For the years ending December 31, 2001 and 2000 the Company recorded combined federal and state income tax provisions of $10.5 million and $6.4 million, respectively. These provisions reflect an effective income tax rate of 32.2% and 29.7% for 2001 and 2000, respectively, which are less than the Company's combined statutory tax rate of 41.8%. The lower effective income tax rates are attributable to certain non-taxable interest and dividends and certain tax efficiency strategies employed by the Company.

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

        The Asset/Liability Management Committee ("ALCO"), whose members are comprised of the Bank's senior management, develops procedures, consistent with policies established by the Board of Directors, which monitor and coordinate the Bank's interest rate sensitivity and the sources, uses, and pricing of funds. Interest rate sensitivity refers to the Bank's exposure to fluctuations in interest rates and its effect on earnings. If assets and liabilities do not re-price simultaneously and in equal volume, the potential for interest rate exposure exists. It is management's objective to maintain stability in the growth of net interest income through the maintenance of an appropriate mix of interest-earning assets and interest-bearing liabilities and, when necessary, within prudent limits, through the use of off-balance sheet hedging instruments such as interest rate swaps. The Committee employs simulation analyses in an attempt to quantify, evaluate, and manage the impact of changes in interest rates on the Bank's net interest income. In addition, the Bank engages an independent consultant to render advice with respect to asset and liability management strategy.

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

        From time to time, the Bank has utilized interest rate swap agreements as hedging instruments against interest rate risk. An interest rate swap is an agreement whereby one party agrees to pay a floating rate of interest on a notional principal amount in exchange for receiving a fixed rate of interest on the same notional amount for a predetermined period of time from a second party. The assets relating to the notional principal amount are not actually exchanged.

        On December 31, 2002, the Company had interest rate swap commitments with a total notional amount of $50.0 million, which will hedge future LIBOR (London Interbank Offered Rate) based borrowings. The fair value of these commitments at December 31, 2002 is ($677,000). Under these swap commitments, the Company pays a fixed rate of 3.65% and receives 3 month LIBOR. These interest rate swaps meet the criteria for cash flow hedges under SFAS No. 133. All changes in the fair value of the interest rate swaps are recorded, net of tax, through equity as other comprehensive income.

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

        To improve the Company's asset sensitivity, the Company sold interest rate swaps hedged against prime based loans during the year ending December 31, 2002 resulting in total deferred gains of $7.1 million. The interest rate swaps sold had total notional amounts of $225.0 million. These swaps were accounted for as cash flow hedges, and therefore, the deferred gains will be amortized into interest income over the remaining life of the hedged item, which range between two and five years.

        Additionally, the Company enters into commitments to fund residential mortgage loans with the intention of selling them in the secondary markets. The Company also enters into forward sales agreements for certain funded loans and loan commitments to protect against changes in interest rates. The Company records unfunded commitments and forward sales agreements at fair value with changes in fair value as a component of Mortgage Banking Income. At December 31, 2002 the Company had residential mortgage loan commitments with a fair value of $532,000 and forward sales agreements with a fair value of ($256,000). At December 31, 2001 the Company had residential mortgage loan commitments with a fair value of ($124,000) and forward sales agreements with a fair value of $165,000. Changes in these fair values of $234,000 and $28,000 for the years ending December 31 2002 and 2001 respectively are recorded as a component of mortgage banking income.

        Market Risk    Market risk is the sensitivity of income to changes in interest rates, foreign exchange rates, commodity prices and other market-driven rates or prices. The Company has no trading operations and thus is only exposed to non-trading market risk.

        Interest-rate risk is the most significant non-credit risk to which the Company is exposed. Interest-rate risk is the sensitivity of income to changes in interest rates. Changes in interest rates, as well as fluctuations in the level and duration of assets and liabilities, affect net interest income, the Company's primary source of revenue. Interest-rate risk arises directly from the Company's core banking activities. In addition to directly impacting net interest income, changes in the level of interest rates can also affect the amount of loans originated, the timing of cash flows on loans and investments and the fair value of securities and derivatives as well as other affects.

        The primary goal of interest-rate risk management is to control this risk within limits approved by the Board. These limits reflect the Company's tolerance for interest-rate risk over both short-term and long-term horizons. The Company attempts to control interest-rate risk by identifying, quantifying and, where appropriate, hedging its exposure. The Company manages its interest-rate exposure using a combination of on and off-balance sheet instruments, primarily fixed rate portfolio securities, and interest rate swaps.

        The Company quantifies its interest-rate exposures using net interest income simulation models, as well as simpler gap analysis, and Economic Value of Equity (EVE) analysis. Key assumptions in these simulation analyses relate to behavior of interest rates and behavior of the Company's deposit and loan customers. The most material assumptions relate to the prepayment of mortgage assets (including mortgage loans and mortgage-backed securities) and the life and sensitivity of nonmaturity deposits (e.g. DDA, NOW, savings and money market). The risk of prepayment tends to increase when interest rates fall. Since future prepayment behavior of loan customers is uncertain, the resultant interest rate sensitivity of loan assets cannot be determined exactly.

        To mitigate these uncertainties, the Company gives careful attention to its assumptions. In the case of prepayment of mortgage assets, assumptions are derived from published dealer median prepayment estimates for comparable mortgage loans.

        The Company manages the interest-rate risk inherent in its mortgage banking operations by entering into forward sales contracts. An increase in market interest rates between the time the Company commits to terms on a loan and the time the Company ultimately sells the loan in the secondary market will have the effect of reducing the gain (or increasing the loss) the Company records on the sale. The Company attempts to mitigate this risk by entering into forward sales commitments in amounts sufficient to cover all closed loans and a majority of rate-locked loan commitments.

        The Company's policy on interest-rate risk simulation specifies that if interest rates were to shift gradually up or down 200 basis points, estimated net interest income for the subsequent 12 months should decline by less than 6%. Given the unusually low rate environments at December 31, 2001 and 2002, the Company assumed a 100 basis point decline in interest rates in addition to the normal 200 basis point increase in rates. The Company was well within policy limits at December 31, 2001 and 2002.

        The following table sets forth the estimated effects on the Company net interest income over a 12-month period following the indicated dates in the event of the indicated increases or decreases in market interest rates:

Table 19—Interest Rate Sensitivity

	200 Basis Point Rate Increase	100 Basis Point Rate Decrease
December 31, 2002	–1.03%	–0.20%
December 31, 2001	–2.13%	–0.21%

        The results implied in the above table indicate estimated changes in simulated net interest income for the subsequent 12 months assuming a gradual shift up or down in market rates of 100 and 200 basis points across the entire yield curve. It should be emphasized, however, that the results are dependent on material assumptions such as those discussed above. For instance, asymmetrical rate behavior can have a material impact on the simulation results.

        The most significant factors affecting market risk exposure of the Company's net interest income during 2002 were (i) changes in the composition and prepayment speeds of mortgage assets and loans (ii) the shape of the U.S. Government securities and interest rate swap yield curve (iii) the level of U.S. prime interest rates and the (iv) level of rates paid on deposit accounts.

        The Company's earnings are not directly and materially impacted by movements in foreign currency rates or commodity prices. Movements in equity prices may have an indirect but modest impact on earnings by affecting the volume of activity or the amount of fees from investment-related businesses.

        Liquidity    Liquidity, as it pertains to the Company, is the ability to generate adequate amounts of cash in the most economical way for the institution to meet its ongoing obligations to pay deposit withdrawals and to fund loan commitments. The Company's primary sources of funds are deposits, borrowings, and the amortization prepayment and maturities of loans and investments.

        The Bank utilizes its extensive branch network to access retail customers who provide a stable base of in-market core deposits. These funds are principally comprised of demand deposits, interest checking accounts, savings accounts, and money market accounts. Deposit levels are greatly influenced by interest rates, economic conditions, and competitive factors. The Bank has also established repurchase agreement lines, with major brokerage firms as potential sources of liquidity. At December 31, 2002, the Company had no advances outstanding under these lines. In addition to these lines, the Bank also had customer repurchase agreements outstanding amounting to $57.4 million at December 31, 2002. As a member of the Federal Home Loan Bank, the Bank has access to approximately $620.4 million of borrowing capacity. On December 31, 2002, the Bank had $297.6 million outstanding in FHLB borrowings.

        The Company, as a separately incorporated bank holding company, has no significant operations other than serving as the sole stockholder of the Bank. It's commitments and debt service requirement, at December 31, 2002, consist of junior subordinated debentures, including accrued interest, issued to two subsidiaries, $25.8 million to Independent Capital Trust III and $25.8 million to Independent Capital Trust IV, in connection with the issuance of 8.625% Capital Securities due in 2031 and 8.375% Capital Securities due in 2032, respectively. See Note 16 of Notes to Consolidated Financial Statements of Item 8 hereof. The Parent only obligations relate to its reporting obligations under the Securities and Exchange Act of 1934, as amended and related expenses as a publicly traded company. The Company is directly reimbursed by the Bank for virtually all such expenses.

        The Company actively manages its liquidity position under the direction of the Asset/Liability Management Committee. Periodic review under prescribed policies and procedures is intended to ensure that the Company will maintain adequate levels of available funds. At December 31, 2002, the Company's liquidity position was well above policy guidelines. Management believes that the Bank has adequate liquidity available to respond to current and anticipated liquidity demands.

        Capital Resources    The Federal Reserve Board ("FRB"), the Federal Deposit Insurance Corporation ("FDIC"), and other regulatory agencies have established capital guidelines for banks and bank holding companies. Risk-based capital guidelines issued by the federal regulatory agencies require banks to meet a minimum Tier 1 risk-based capital ratio of 4.0% and a total risk-based capital ratio of 8.0%. At December 31, 2002, the Company and the Bank substantially exceeded the minimum requirements for Tier 1 risk-based and total risk-based capital.

        A minimum requirement of 4.0% Tier 1 leverage capital is also mandated. On December 31, 2002, the Tier 1 leverage capital ratio for the Company and the Bank was 7.10% and 6.91%, respectively.

Table 20—Capital Ratios for the Company and the Bank

	At December 31,
	2002	2001
The Company
Tier 1 leverage capital ratio	7.10%	6.31%
Tier 1 risk-based capital ratio	10.37%	9.24%
Total risk-based capital ratio	11.68%	12.96%
The Bank
Tier 1 leverage capital ratio	6.91%	6.55%
Tier 1 risk-based capital ratio	10.09%	9.59%
Total risk-based capital ratio	11.35%	10.84%

        Contractual Obligations, Commitments, and Contingencies    The Company has entered into contractual obligations and commitments. The following tables summarize the Company's contractual cash obligations and other commitments at December 31, 2002.

Table 21—Contractual Obligations and Commitments by Maturity

	Payments Due—By Period
Contractual Obligations	Total	Less than One Year	One To Three Years	Four To Five Years	After Five Years
FHLB advances	$297,592	$88,575	$24,949	$2,399	$181,669
Mandatorily redeemable trust preferred	50,000	—	—	—	50,000
Lease obligations	17,012	2,463	5,875	1,137	7,537
Other
TT&L	6,472	6,472	—	—	—
Customer Repo's	57,392	57,392	—	—	—

Total contractual cash obligations	$428,468	$154,902	$30,824	$3,536	$239,206

	Amount of Commitment Expiring—By Period
Other Commitments	Total	Less than One Year	One To Three Years	Four To Five Years	After Five Years
Lines of credit	$141,243	$16,675	$—	$—	$124,568
Standby letters of credit	8,094	8,094	—	—	—
Other commitments	232,874	204,968	23,814	1,754	2,338
Forward commitments to sell loans	41,846	41,846	—	—	—

Total Commitments	$424,057	$271,583	$23,814	$1,754	$126,906

        Guarantees    FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," considers standby letters of credit, excluding commercial letters of credit and other lines of credit, a guarantee of the Bank. The Bank enters into a standby letter of credit to guarantee performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved is represented by the contractual amounts of those instruments. Under the standby letters of credit, the Bank is required to make payments to the beneficiary of the letters of credit upon request by the beneficiary so long as all performance criteria have been met. Most guarantees extend up to one year. At December 31, 2002 the maximum potential exposure amount of future payments is $7.0 million.

        The collateral obtained is determined based upon management's credit evaluation of the customer and may include cash, accounts receivable, inventory, property, plant, and equipment and income-producing real estate. The majority of the Bank's letters of credit are collateralized by cash. The recourse provisions of the agreements allow the Bank to collect the cash used to collateralize the agreement. If another business asset is used as collateral and cash is not available, the Bank creates a loan for the customer with the same criteria of its other lending activities. Of the Bank's maximum potential loss, $6.8 million is covered by collateral. The fair value of the guarantees are $48,000 and $41,000 at December 31, 2002 and 2001. The fair value of these guarantees is not reflected on the balance sheet.

        Contingency: Real Estate Investment Trust    As previously disclosed, in June 2002 the Massachusetts Department of Revenue ("DOR") began to issue Notices of Intent to Assess additional excise tax to numerous financial institutions in Massachusetts that have a REIT in their corporate structure.

        In 1997 Rockland, through its subsidiary South Shore Holdings, formed a second-tier REIT subsidiary. On November 7, 2002 South Shore Holdings received from the DOR a Notice of Intent to Assess additional state excise tax for the years ended 1999, 2000, and 2001. The DOR contends that, under Massachusetts law, dividend distributions to South Shore Holdings from its REIT are fully taxable. Management has estimated the impact to be approximately $3.7 million, net of federal benefit and excluding interest, for 1999 through December of 2002.

        The Company believes that the Massachusetts statute that provides for a dividends received deduction equal to 95% of certain dividend distributions applies to the distributions made to South Shore Holdings from its REIT. As a consequence, no provision has been made in the Company's financial statements for the amounts assessed or for additional amounts that the DOR might assess in the future. The Company intends to vigorously defend its position and appeal the assessment when issued.

        On January 31, 2003 the Massachusetts governor proposed legislation which would disallow the dividends received deduction effective for tax years ending on or after December 31, 1999. If the Massachusetts legislature enacts legislation regarding the dividends received deduction the Company will review any newly-enacted law with its outside auditors and outside legal counsel to determine an appropriate course of action.

        Dividends    The Company declared cash dividends of $0.48 per common share in 2002 and $0.44 per common share in 2001. The 2002 and 2001 ratio of dividends paid to earnings was 27.61% and 28.57% respectively.

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

        Impact of Inflation and Changing Prices    The consolidated financial statements and related notes thereto presented elsewhere herein have been prepared in accordance with accounting principles generally accepted in the United States of America which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation.

        The financial nature of the Company's consolidated financial statements is more clearly affected by changes in interest rates than by inflation. Interest rates do not necessarily fluctuate in the same direction or in the same magnitude as the prices of goods and services. However, inflation does affect the Company because, as prices increase, the money supply grows and interest rates are affected by inflationary expectations. The impact on the Company is a noted increase in the size of loan requests with resulting growth in total assets. In addition, operating expenses may increase without a corresponding increase in productivity. There is no precise method, however, to measure the effects of inflation on the Company's consolidated financial statements. Accordingly, any examination or analysis of the financial statements should take into consideration the possible effects of inflation.

        Recent Accounting Pronouncements    In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and does not apply to goodwill or intangible assets that are not being amortized and certain other long-lived assets. This Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30 "Reporting the Results of Operations—Reporting Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business (as previously defined in that Opinion). This Statement also amends Accounting Research Bulletin (ARB) No. 51, "Consolidated Financial Statements", to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 with early adoption encouraged. The Company adopted SFAS No. 144 on January 1, 2002; it did not have a material impact on the Company's Consolidated Financial Statements.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 among other things addresses financial accounting and reporting of gains and losses from extinguishment of debt. SFAS No. 145 requires gains and losses resulting from the extinguishment of debt to be classified as extraordinary items only if they meet the criteria in APB

Opinion No. 30, "Reporting the Results of Operations- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements," and amends SFAS No. 13, "Accounting for Leases." SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with early application encouraged. The Company does not believe the adoption of this Statement will have a material impact on the Company's financial position or results of operations.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. The statement supersedes Emerging Issues Task Force (EITF) Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not believe the adoption of this Statement will have a material impact on the Company's financial position or results of operations.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." SFAS No. 148 amends No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based methods of accounting for stock-based employee compensation. Companies are able to eliminate a "ramp-up" effect that the SFAS No. 123 transition rule creates in the year of adoption. Companies can choose to elect a method that will provide for comparability amongst years reported. In addition, this Statement amends the disclosure requirement of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the fair value based method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition amendments to SFAS No. 123 are effective for financial statements for fiscal years ending after December 15, 2002. The Company is currently considering the adoption of fair value based compensation of stock options. The potential impact to the Company of adopting such accounting can be seen in Footnote 1 of the Notes to Consolidated Financial Statements included in Item 8 hereof.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Assets and Liability Management" in Item 7 hereof.

Item 8.    Financial Statements and Supplementary Data

Independent Auditors' Report

The Board of Directors
Independent Bank Corp.

        We have audited the accompanying consolidated balance sheet of Independent Bank Corp. and subsidiaries (the Company) as of December 31, 2002, and the related consolidated statements of income, stockholders' equity, comprehensive income and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The 2001 and 2000 financial statements of Independent Bank Corp. were audited by other auditors who have ceased operations. Those auditors' report, dated January 18, 2002, except for note 20 as to which the date was January 31, 2002, was unqualified and included an explanatory paragraph that described the change in the Company's accounting for its derivative instruments and hedging activities.

        We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the financial position of Independent Bank Corp. and its subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Notes 1 and 10 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" and SFAS No. 147, "Acquisitions of Certain Financial Institutions."

Boston, Massachusetts
January 8, 2003

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

/s/ ARTHUR ANDERSEN Arthur Andersen

Boston, Massachusetts
January 18, 2002 (except for Note 20 as to which the date is January 31, 2002)

        This Report of Independent Certified Public Accountants is a copy of a previously issued Arthur Andersen LLP ("Andersen") report and has not been reissued by Andersen. The inclusion of this previously issued Andersen report is made pursuant to Section 2.02(e) of regulation S-X. Note that this previously issued Andersen report includes references to certain fiscal years which are not required to be presented in the accompanying consolidated financial statements as of and for the years ended December 31, 2002.

CONSOLIDATED BALANCE SHEETS

	At December 31,
	2002	2001
	(Dollars In Thousands)
ASSETS
CASH AND DUE FROM BANKS	$71,317	$66,967
FEDERAL FUNDS SOLD & SHORT TERM INVESTMENTS	3,169	6,000
TRADING ASSETS (Note 3)	1,075	1,150
SECURITIES AVAILABLE FOR SALE (Notes 1 and 4)	501,828	569,288
SECURITIES HELD TO MATURITY (Notes 1 and 4) (fair value $152,566 and $128,599)	149,071	132,754
FEDERAL HOME LOAN BANK STOCK (Note 8)	17,036	17,036
LOANS (Notes 1 and 5)
Commercial & Industrial	151,591	151,287
Commercial Real Estate	511,102	463,052
Residential Real Estate	281,452	229,123
Real Estate Construction	59,371	47,208
Consumer—Installment	323,501	324,271
Consumer—Other	104,585	83,997

TOTAL LOANS	1,431,602	1,298,938
LESS: ALLOWANCE FOR LOAN LOSSES	(21,387)	(18,190)

NET LOANS	1,410,215	1,280,748
BANK PREMISES AND EQUIPMENT, Net (Notes 1 and 6)	30,872	29,919
GOODWILL (Notes 1 and 10)	36,236	36,236
MORTGAGE SERVICING RIGHTS	2,039	1,538
BANK OWNED LIFE INSURANCE	37,133	35,233
OTHER ASSETS	25,381	22,319

TOTAL ASSETS	$2,285,372	$2,199,188

LIABILITIES
DEPOSITS
Demand Deposits	$429,042	$378,663
Savings and Interest Checking Accounts	464,318	413,198
Money Market and Super Interest Checking Accounts	320,819	249,328
Time Certificates of Deposit over $100,000 (Note 7)	101,835	132,545
Other Time Certificates of Deposits (Note 7)	372,718	407,884

TOTAL DEPOSITS	1,688,732	1,581,618

FEDERAL FUNDS PURCHASED AND ASSETS SOLD UNDER REPURCHASE AGREEMENTS (Note 8)	58,092	66,176
TREASURY TAX AND LOAN NOTES (Note 8)	6,471	6,967
FEDERAL HOME LOAN BANK BORROWINGS (Note 8)	297,592	313,934
OTHER LIABILITIES (Notes 1 and 11)	25,469	21,903

TOTAL LIABILITIES	$2,076,356	$1,990,598

COMMITMENTS AND CONTINGENCIES (Note 15)
CORPORATION-OBLIGATED MANDATORILY REDEEMABLE TRUST PREFERRED SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES OF THE CORPORATION
Outstanding: 2,000,000 shares in 2002 and 3,150,000 shares in 2001 (Note 16)	$47,774	$75,329

STOCKHOLDERS' EQUITY (Notes 1 and 2)
PREFERRED STOCK, $.01 par value. Authorized: 1,000,000 Shares Outstanding: None	—	—
COMMON STOCK, $.01 par value. Authorized: 30,000,000
Issued: 14,863,821 Shares in 2002 and 2001.	149	149
TREASURY STOCK: 402,340 Shares in 2002 and 536,285 Shares in 2001	(6,292)	(8,369)
TREASURY STOCK SHARES HELD IN RABBI TRUST AT COST	(1,189)	(1,023)
DEFERRED COMPENSATION OBLIGATION	1,189	1,023
ADDITIONAL PAID IN CAPITAL	41,994	43,633
RETAINED EARNINGS	110,910	92,779
ACCUMULATED OTHER COMPREHENSIVE INCOME, NET OF TAX (Note 4)	14,481	5,069

TOTAL STOCKHOLDERS' EQUITY	161,242	133,261

TOTAL LIABILITIES, MINORITY INTEREST IN SUBSIDIARIES, AND STOCKHOLDERS' EQUITY	$2,285,372	$2,199,188

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2002 (1)	2001	2000
	(Dollars In Thousands, Except Per Share Data)
INTEREST INCOME
Interest on Loans (Notes 1 and 5)	$98,667	$101,479	$92,243
Interest and Dividends on Securities (Note 4)	41,780	42,911	34,663
Interest on Federal Funds Sold and Short-Term Investments	378	679	660

Total Interest Income	140,825	145,069	127,566

INTEREST EXPENSE
Interest on Deposits	24,869	38,550	37,881
Interest on Borrowings (Notes 1 and 8)	15,925	15,928	17,538

Total Interest Expense	40,794	54,478	55,419

Net Interest Income	100,031	90,591	72,147

PROVISION FOR LOAN LOSSES (Notes 1 and 5)	4,650	4,619	2,268

Net Interest Income After Provision For Loan Losses	95,381	85,972	69,879

NON-INTEREST INCOME
Service Charges on Deposit Accounts	10,013	8,823	6,736
Investment Management Services	5,253	4,423	4,538
Mortgage Banking Income	3,801	2,449	1,285
BOLI Income	1,862	1,807	1,705
Net Gain on Sales of Securities (Note 4)	—	1,428	163
Other Non-Interest Income	2,428	2,348	1,991

Total Non-Interest Income	23,357	21,278	16,418

NON-INTEREST EXPENSES
Salaries and Employee Benefits (Note 12)	40,274	36,904	28,345
Occupancy and Equipment Expenses (Notes 6 and 15)	8,645	9,411	8,235
Data Processing & Facilities Management	4,295	4,182	4,717
Intangible Assets Amortization (Notes 1 and 10)	—	2,832	1,306
Advertising	1,894	1,598	1,549
Consulting	1,939	1,246	704
Telephone	1,848	1,752	1,330
Special Charges (Note 13)	—	—	3,608
Impairment Charge (Note 4)	4,372	—	—
Other Non-Interest Expenses (Note 13)	13,071	11,122	9,580

Total Non-Interest Expenses	76,338	69,047	59,374

Minority Interest Expense (Note 16)	5,041	5,666	5,319

INCOME BEFORE INCOME TAXES	37,359	32,537	21,604
PROVISION FOR INCOME TAXES (Notes 1 and 11)	12,293	10,485	6,414

NET INCOME	$25,066	$22,052	$15,190

Less: Trust Preferred Issuance Cost Write-off (net of tax) (Note 16)	$1,505	$—	$—

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$23,561	$22,052	$15,190

BASIC EARNINGS PER SHARE	$1.63	$1.54	$1.07

DILUTED EARNINGS PER SHARE	$1.61	$1.53	$1.06

Weighted average common shares (Basic) (Notes 1, 2 and 9)	14,415,570	14,290,504	14,238,148
Common stock equivalents	203,990	154,739	67,019

Weighted average common shares (Diluted) (Notes 1, 2 and 9)	14,619,560	14,445,243	14,305,167

(1)
Reflects the restatement of the six months ended June 30, 2002 for the nonamortization of goodwill in accordance with SFAS No. 147

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Other Accumulated Comprehensive Income (Loss)	Total
	(Dollars In Thousands, Except Per Share Data)
BALANCE DECEMBER 31, 1999	$149	($10,678)	$44,950	$67,547	($3,839)	$98,129

Net Income				15,190		15,190
Cash Dividends Declared ($.40 per share)				(5,709)		(5,709)
Proceeds From Exercise of Stock Options (Note 2)		1,183	(904)			279
Tax Benefit on Stock Option Exercise			32			32
Change in Unrealized Gain on Securities Available For Sale, Net of Tax (Note 4)					6,791	6,791

BALANCE DECEMBER 31, 2000	$149	($9,495)	$44,078	$77,028	$2,952	$114,712

Net Income				22,052		22,052
Cash Dividends Declared ($.44 per share)				(6,301)		(6,301)
Cumulative Effect of SFAS 133 adoption, Net of Tax (Note 1):
Fair Value of Derivatives at January 1, 2001					467	467
Reclassification of Securities From HTM to AFS					(96)	(96)
Proceeds From Exercise of Stock Options (Note 2)		1,126	(479)			647
Tax Benefit on Stock Option Exercise			34			34
Increase in Fair Value of Derivatives During Period (Note 1)					742	742
Change in Unrealized Gain on Securities Available For Sale, Net of Tax (Note 4)					1,004	1,004

BALANCE DECEMBER 31, 2001	$149	($8,369)	$43,633	$92,779	$5,069	$133,261

Net Income (1)				25,066		25,066
Cash Dividends Declared ($.48 per share)				(6,935)		(6,935)
Write-Off of Stock Issuance Costs, Net of Tax			(1,505)			(1,505)
Proceeds From Exercise of Stock Options (Note 2)		2,077	(564)			1,513
Tax Benefit on Stock Option Exercise			430			430
Increase in Fair Value of Derivatives During Period (Note 1)					2,009	2,009
Change in Unrealized Gain on Securities Available For Sale, Net of Tax (Note 4)					7,403	7,403

BALANCE DECEMBER 31, 2002	$149	($6,292)	$41,994	$110,910	$14,481	$161,242

(1)
Reflects the restatement of the six months ended June 30, 2002 for the nonamortization of goodwill in accordance with SFAS No. 147.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, and 2000

	2002	2001	2000
	(In Thousands)
Net Income	$25,066 (1)	$22,052	$15,190
Less: Trust preferred issuance cost write-off, net of tax	1,505	—	—
Net Income available to common shareholders	23,561	22,052	15,190
Other Comprehensive Income, Net of Tax:
Cumulative effect of SFAS 133 adoption (Note 1)
Fair value of derivatives at January 1, 2001	—	467	—
Reclassification of securities from HTM to AFS on January 1, 2001	—	(96)	—
Unrealized gains on securities available for sale, net of tax of $4,860, $1,784 and $4,176, respectively	7,428	1,932	6,897
Less: reclassification adjustment for realized gains included in net earnings, net of tax of $13, $500, and $57, respectively	(25)	(928)	(106)

Net change in unrealized gain on securities available for sale, net of tax of $4,847, $1,284 and $4,119, respectively	7,403	1,004	6,791
Increase in fair value of derivatives during the period, net of tax of $1,982, $400 and $0, respectively	2,491	742	—
Less: reclassification of realized gains on derivatives, net of tax of $348, $0, and $0 respectively	(482)	—	—

Net change in fair value of derivatives, net of tax of $1,634, $400, and $0, respectively	2,009	742	—

Other Comprehensive Income	9,412	2,117	6,791

Comprehensive Income	$32,973	$24,169	$21,981

(1)
Reflects the restatement of the six months ended June 30, 2002 for the nonamortization of goodwill in accordance with SFAS No. 147.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2002 (1)	2001	2000
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$25,066	$22,052	$15,190
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED FROM OPERATING ACTIVITIES:
Depreciation and amortization	4,311	7,586	5,600
Provision for loan losses	4,650	4,619	2,268
Deferred income tax (benefit) expense	(2,549)	534	287
Loans originated for resale	(190,720)	(116,014)	(33,699)
Proceeds from mortgage loan sales	179,900	115,605	33,533
(Gain)Loss on sale of mortgages	(471)	409	166
Gain on sale of investments	—	(1,428)	(163)
Gain recorded from mortgage servicing rights, net of amortization	(501)	(163)	(345)
Impairment charge on security	4,372	—	—
Changes in assets and liabilities (excluding branch acquisition)
(Increase) decrease in other assets	(4,965)	(6,602)	2,841
Increase (decrease) in other liabilities	4,434	2,072	(8,084)

TOTAL ADJUSTMENTS	(1,539)	6,618	2,404

NET CASH PROVIDED FROM OPERATING ACTIVITIES	23,527	28,670	17,594

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal repayments of Securities Held to Maturity	24,497	5,880	36,086
Proceeds from maturities and principal repayments and sales of Securities Available For Sale	284,992	260,455	40,792
Purchase of Securities Held to Maturity	(46,165)	(46,201)	(2,761)
Purchase of Securities Available For Sale	(204,386)	(336,546)	(215,664)
Net cash proceeds from branch acquisition	—	—	153,155
Net increase in Loans (excluding branch acquisition)	(122,825)	(116,097)	(23,656)
Investment in Bank Premises and Equipment (excluding branch acquisition)	(5,056)	(4,137)	(9,313)

NET CASH USED IN INVESTING ACTIVITIES	(68,943)	(236,646)	(21,361)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in Time Deposits (excluding branch acquisition)	(65,876)	(54,703)	25,579
Net increase in Other Deposits (excluding branch acquisition)	172,990	147,099	45,803
Net decrease in Federal Funds Purchased and Assets Sold Under Repurchase Agreements	(8,084)	(9,849)	(17,341)
Net (decrease) increase in Federal Home Loan Bank Borrowings	(16,342)	122,710	(65,000)
Net decrease in Treasury Tax & Loan Notes	(496)	(827)	(2,083)
Redemption of corporation-obligated mandatorily redeemable trust preferred securities of subsidiary trust holding solely junior subordinated debentures of the Corporation	(53,750)	—	—
Issuance of corporation-obligated mandatorily redeemable trust preferred securities of subsidiary trust holding solely junior subordinated debentures of the Corporation	23,756	24,011	22,568
Proceeds from trust preferred stock issuance	1,513	647	279
Dividends Paid	(6,776)	(6,150)	(5,701)

NET CASH PROVIDED FROM FINANCING ACTIVITIES	46,935	222,938	4,104

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,519	14,962	337

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE YEAR	72,967	58,005	57,668

CASH AND CASH EQUIVALENTS AT THE END OF THE YEAR	$74,486	$72,967	$58,005

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest on deposits and borrowings	$37,914	$58,060	$54,786
Minority Interest	5,041	5,666	5,319
Income taxes	14,877	11,292	4,338
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Cumulative effect of FAS 133 adoption, net of tax (Note 1)	$—	$371	$—
Increase in fair value of derivatives, net of tax	2,491	742	—
Transfer of securities from HTM to AFS (Notes 1 and 4)	750	102,801	—
Issuance of shares from Treasury Stock for the exercise of stock options	2,077	1,126	1,183
Summary of Branch Acquisition:
Fair Value of net liabilities assumed	—	—	(190,000)
Net cash received	—	—	153,155

Excess of assumed liabilities over net cash received	$—	$—	$36,845

(1)
Reflects the restatement of the six months ended June 30, 2002 for the nonamortization of goodwill in accordance with SFAS No. 147.

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND CONSOLIDATION

        The accompanying consolidated financial statements include the accounts of Independent Bank Corp. ("the Company") and its subsidiaries, Rockland Trust Company ("Rockland" or "the Bank"), Independent Capital Trust III and Independent Capital Trust IV, each of which issued trust preferred securities to the public. Independent Capital Trust I and II, each of which issued trust preferred securities to the public, were liquidated earlier this year upon redemption of their trust preferred securities. The Bank's subsidiaries consist of two Massachusetts securities corporations; RTC Securities Corp. I and RTC Securities Corp. X, as well as South Shore Holdings, Ltd. ("South Shore Holdings"), a holding company for Rockland Preferred Capital Corporation, a Massachusetts Real Estate Investment Trust ("REIT"). All material intercompany balances and transactions have been eliminated in consolidation. Certain amounts in prior year financial statements have been reclassified to conform to the current year's presentation.

NATURE OF OPERATIONS

        Independent Bank Corp. is a one-bank holding company whose primary asset is its investment in Rockland Trust Company. Rockland is a state-chartered commercial bank, which operates 52 retail branches, seven commercial lending centers, three investment management offices and three mortgage banking centers, all of which are located in the Plymouth, Barnstable, Norfolk and Bristol counties of southeastern Massachusetts. Rockland's deposits are insured by the Federal Deposit Insurance Corporation, subject to regulatory limits. The Company's primary source of income is from providing loans to individuals and small-to-medium sized businesses in its market area. Independent Capital Trust III and Independent Capital Trust IV were formed for the purposes of issuing trust preferred securities and investing the proceeds of these securities in junior subordinated debentures issued by the Company.

USES OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could vary from these estimates. Material estimates that are particularly susceptible to significant changes in the near-term relate to the determination of the allowance for loan losses, income taxes, and valuation of goodwill and other intangibles and their respective analysis of impairment.

SIGNIFICANT CONCENTRATIONS OF CREDIT RISK

        Most of the Company's activities are with customers located within Massachusetts. Notes 3 and 4 discuss the types of securities in which the Company invests. Note 5 discusses the types of lending in which the Company engages. The Company believes that it does not have any significant concentrations in any one industry or customer.

CASH AND CASH EQUIVALENTS

        For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold and assets purchased under resale agreements. Generally, federal funds are sold for up to two week periods.

SECURITIES

        Securities that are held principally for resale in the near-term and assets used to fund certain executive retirement obligations, which are in the form of Rabbi Trusts, are recorded as trading assets at fair value with changes in fair value recorded in earnings. Interest and dividends are included in net interest income. Quoted market prices, when available, are used to determine the fair value of trading instruments. If quoted market prices are not available, then fair values are estimated using pricing models, quoted prices of instruments with similar characteristics, or discounted cash flows. At December 31, 2002 and 2001, all assets classified in the trading account relate to the Rabbi Trusts.

        Debt securities that management has the positive intent and ability to hold to maturity are classified as "held to maturity" and recorded at amortized cost. Securities not classified as held to maturity or trading, including equity securities with readily determinable fair values, are classified as "available for sale" and recorded at fair value, with changes in fair value excluded from earnings and reported in other comprehensive income, net of the related tax.

        Purchase premiums and discounts are recognized in interest income using the level yield method, which approximates the effective yield over the terms of the securities. Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as impairment charges. The Company evaluates individual securities that have material fair values below cost for six months or longer to determine if the decline in fair value is other than temporary.

        When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on the sale. Neither the Company nor the Bank engages in the active trading of investment securities.

LOANS

        Loans are carried at the principal amounts outstanding, adjusted by partial charge-offs and net deferred loan costs or fees. Interest income for commercial, real estate, and consumer loans, is accrued based upon the daily principal amount outstanding except for loans on nonaccrual status. Interest income on installment loans is generally recorded based upon the level-yield method.

        Interest accruals are generally suspended on commercial and industrial, real estate loans, and consumer installment more than 90 days past due with respect to principal or interest. When a loan is placed on nonaccrual status all previously accrued and uncollected interest is reversed against current income. Interest income on nonaccrual loans is recognized on a cash basis, when the ultimate collectibility of principal is no longer considered doubtful. Other consumer loans are not placed on nonaccrual status when the account is 90 days delinquent. Repossessions of loan collateral are placed on nonaccrual status in order to cease interest from accruing.

        Certain loan fees and direct origination costs are deferred and amortized into interest income over the expected term of the loan using the level-yield method. When a loan is paid off, the unamortized portion of the net origination fees are recognized into income.

ALLOWANCE FOR LOAN LOSSES

        The allowance for loan losses is established as losses are estimated to have occurred. Loan losses are charged against the allowance when management believes the collectibility of a loan balance is doubtful. Subsequent recoveries, if any, are credited to the allowance.

        The allowance for loan losses is evaluated on a regular basis by management. It is based upon management's systematic periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. Changes in estimates are provided currently in earnings. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses, such agencies may require the institution to recognize additions to the allowance based on their judgments about information available to them at the time of their examinations.

        A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial, commercial real estate, and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

        Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual, consumer, or residential loans for impairment disclosures. At December 31, 2002, impaired loans include all commercial real estate loans and commercial and industrial loans on nonaccrual status. Total impaired loans at December 31, 2002 and 2001 were $2.1 million and $1.7 million, respectively.

LOAN SERVICING

        Servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of financial assets with servicing retained. Capitalized servicing rights are reported as mortgage servicing rights and are amortized into non-interest income in proportion to, and over the period of, the estimated future servicing of the underlying financial assets. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights by predominant characteristics, such as interest rates and terms. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Impairment for an individual stratum is recognized through earnings within mortgage banking income, to the extent that fair value is less than the capitalized amount for the stratum.

BANK PREMISES AND EQUIPMENT

        Land is carried at cost. Bank premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line half year convention method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the lease terms or the estimated useful lives of the improvements.

GOODWILL

        On January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." This statement addresses the method of identifying goodwill and other intangible assets acquired in a business combination and eliminated further amortization of non-SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions," goodwill, subject to annual evaluation of goodwill balances for impairment, or more often in certain circumstances. The Company has total goodwill that meets the criteria of SFAS No. 142 of $761,000 at December 31, 2002 from the acquisitions of Middleboro Trust Company in January 1986 and Pawtucket Trust Company in May 1994.

        On October 1, 2002, the Financial Accounting Standards Board ("FASB") released SFAS No. 147, "Acquisitions of Certain Financial Institutions." The statement allows for financial institutions that have certain unidentifiable intangible assets that arose from business combinations where the fair value of liabilities assumed exceeded the fair value of assets acquired (or SFAS No. 72 assets) to reclassify these assets to goodwill as of the later of the date of acquisition or the application date of SFAS No. 142, January 1, 2002. The reclassified goodwill is accounted for and reported prospectively as goodwill under SFAS No. 142. Any previously recognized amortization of such reclassified unidentified intangible asset that was recorded subsequent to the adoption of SFAS No. 142 is restated to the application date of SFAS No. 142, January 1, 2002. The reclassified goodwill is subject to the impairment provisions of SFAS No. 142.

        In March 1994, Rockland purchased $21.6 million of deposits from the Resolution Trust Corporation. The Bank allocated $1.6 million of the purchase price of this transaction to unidentifiable intangibles, which was being amortized over a 15-year period using the straight-line method. The balance at December 31, 2002 is $0.8 million. In August 2000, Rockland acquired 16 branches, $336 million of deposits and $134.3 million of loans from FleetBoston Financial. The Bank allocated $38.3 million of the purchase price to unidentifiable intangibles, which was being amortized over a 15-year period using the straight-line method. The balance at December 31, 2002 is $34.7 million.

        The Company evaluated total goodwill for impairment upon adoption of SFAS No. 142 and SFAS No. 147 concluding that there is no impairment as determined by evaluating goodwill using fair value techniques including multiples of price/equity and price/earnings ratios. Goodwill will be evaluated for impairment on an annual basis.

IMPAIRMENT OF LONG-LIVED ASSETS

        The Company reviews long-lived assets, including premises and equipment, for impairment whenever events or changes in business circumstances indicate that the remaining useful life may warrant revision or that the carrying amount of the long-lived asset may not be fully recoverable. The Company performs undiscounted cash flow analyses to determine if impairment exists. If impairment is determined to exist, any related impairment loss is calculated based on fair value. Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal.

INCOME TAXES

        Deferred income tax assets and liabilities are determined using the asset and liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax basis of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

INVESTMENT MANAGEMENT GROUP

        Assets held in a fiduciary or agency capacity for customers are not included in the accompanying consolidated balance sheets, as such assets are not assets of the Company. The Investment Management Group income is recorded on an accrual basis. Assets under management at December 31, 2002 and 2001 were $433.8 million and $475.7 million, respectively.

FINANCIAL INSTRUMENTS

        Credit related financial instruments—In the ordinary course of business, the Bank enters into commitments to extend credit, and with the exception of commitments to originate loans held for sale, these financial instruments are recorded when they are funded. See below for "Derivative financial instruments," for treatment of commitments to originate loans held for sale.

        Derivative financial instruments—As part of asset/liability management, the Bank utilizes interest rate swap agreements, to hedge various exposures or to modify interest rate characteristics of various balance sheet accounts. The Company has derivatives consisting of forward sales commitments and commitments to fund loans intended for sale.

        Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in income unless specific hedge accounting criteria are met. Accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the statement of income or in other comprehensive income and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. If a derivative qualifies as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in the fair value of assets, liabilities, or firm commitments through earnings or are recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is to be immediately recognized in earnings. Also, when a hedged item or derivative is terminated, sold or matures, any remaining value depending on the type of hedge would be recognized in earnings either immediately or over the remaining life of the hedged item.

        At December 31, 2002, the Company had interest rate swap commitments with a notional value of $50.0 million, which will hedge future LIBOR based borrowings and are designated as a cash flow hedge. These swaps will convert variable rate borrowings to a fixed rate.

        At January 1, 2001, the Company had interest rate swaps that qualified as derivatives under SFAS No. 133. Interest rate swaps are used primarily by the Company to hedge certain operational exposures resulting from changes in interest rates. Such exposures result from portions of the Company's assets and liabilities that earn or pay interest at a fixed or floating rate. The Company measures the effectiveness of these hedges by modeling the impact on the exposures under various interest rate scenarios. At December 31, 2001 the Company had swaps, designated as "cash flow" hedges, with total notional values of $100.0 million. The purpose of these swaps is to hedge the variability in the cash inflows of prime based loans attributable to changes in interest rates. Under these swap agreements the Company pays a variable rate of interest tied to prime and receives a fixed rate of interest. In addition, the Company had a $25.0 million notional value swap at December 31, 2001, which was designated as a "fair value" hedge. The objective of the fair value hedge was to convert the fixed rate payments related to a trust preferred securities issuance to variable rate payments.

        As allowed under SFAS No. 133, the Bank reclassified $102.8 million of U.S. Treasury, U.S. Government Agency and mortgage backed securities from "held to maturity" to "available for sale" upon adoption.

        The adoption of SFAS No. 133 resulted in an increase of $371,000 in other comprehensive income with no material cumulative effect on earnings as of January 1, 2001. The increase in other comprehensive income was made up of two components; the fair value of the Company's swaps treated as "cash flow" hedges, net of tax ($467,000 net unrealized gain) and the impact of reclassifying securities from "held to maturity" to "available for sale" ($96,000 net unrealized loss). The increase in fair value of the swaps during 2001, subsequent to the adoption, was $0.7 million net of tax, and was also recorded in other comprehensive income.

        In addition, the Company had entered into commitments to fund residential mortgage loans with the intention of selling them in the secondary market. The Company had also entered into forward sales agreements for certain funded loans and loan commitments. The Company records unfunded commitments intended for loans held for sale and forward sales agreements at fair value with changes in fair value recorded as a component of Mortgage Banking Income. Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate.

        During 2002, the Company sold interest rate swaps resulting in gross gains of $4.1 million. The gain was deferred and is being amortized over the lives of the hedged items. The deferred gain is classified in other comprehensive income as a component of equity with the amortized gains recognized into earnings. At December 31, 2002, there are $6.3 million gross, or $3.7 million net of tax of such deferred gains included in other comprehensive income and $677,000 gross, or $440,000 net of tax of unrealized losses on the interest rate swap commitments.

GUARANTEES

        FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," considers standby letters of credit, excluding commercial letters of credit and other lines of credit, a guarantee of the Bank. The Bank enters into a standby letter of credit to guarantee performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved is represented by the contractual amounts of those instruments. Under the standby letters of credit, the Bank is required to make payments to the beneficiary of the letters of credit upon request by the beneficiary so long as all performance criteria have been met. Most guarantees extend up to one year. At December 31, 2002 the maximum potential amount of future payments is $7.0 million.

        The collateral obtained is determined based upon management's credit evaluation of the customer and may include cash, accounts receivable, inventory, property, plant, and equipment and income-producing real estate. The majority of the Bank's letters of credit are collateralized by cash. The recourse provisions of the agreements allow the Bank to collect the cash used to collateralize the agreement. If another business asset is used as collateral and cash is not available, the Bank creates a loan for the customer with the same criteria of its other lending activities. Of the Bank's maximum potential loss, $6.8 million is covered by collateral. The fair value of the guarantees are $48,000 and $41,000 at December 31, 2002 and 2001. The fair value of these guarantees is not reflected on the balance sheet.

TRANSFERS OF FINANCIAL ASSETS

        Transfers of financial assets, typically residential mortgages for the Company, are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

STOCK-BASED COMPENSATION

        The Company measures compensation cost for stock-based compensation plans as the difference between the exercise price of options granted and the fair market value of the Company's stock at the grant date. The Company discloses proforma net income and earnings per share in the notes to its consolidated financial statements as if compensation was measured at the date of grant based on the fair value of the award and recognized over the service period.

        The Company has three stock option plans; the Amended and Restated 1987 Incentive Stock Option Plan ("The 1987 Plan"), the 1996 Non-employee Directors' Stock Option Plan ("The 1996 Plan") and the 1997 Employee Stock Option Plan ("The 1997 Plan"). All three plans were approved by the board. The Company does not recognize compensation cost. Had the Company recognized compensation cost for these plans determined as the difference between the exercise price of the options granted and the fair market value of the Company's stock at the grant date, the Company's net income available to common shareholders and earnings per share would have been reduced to the following pro forma amounts:

		Years Ended December 31,
		2002	2001	2000
Net Income Available to Common Shareholders:	As Reported (000's)	$23,561	$22,052	$15,190
	Pro Forma (000's)	$23,063	$21,757	$14,974
Basic EPS:	As Reported	$1.63	$1.54	$1.07
	Pro Forma	$1.60	$1.52	$1.05
Diluted EPS:	As Reported	$1.61	$1.53	$1.06
	Pro Forma	$1.58	$1.51	$1.05

        The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants under the 1997 and 1996 plans:

		1997 Plan	1996 Plan
Risk Free Interest Rate
	2002	2.88%	4.52%
	2001	4.45%	4.98%
	2000	4.94%	6.27%
Expected Dividend Yields
	2002	2.05%	1.77%
	2001	2.34%	3.12%
	2000	3.36%	3.48%
Expected Lives
	2002	3 years	3.5 years
	2001	4 years	4 years
	2000	4 years	4 years
Expected Volatility
	2002	33%	33%
	2001	35%	35%
	2000	35%	35%

RECENT ACCOUNTING PRONOUNCEMENTS

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and does not apply to goodwill or intangible assets that are not being amortized and certain other long-lived assets. This Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30 "Reporting Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB Opinion No. 30"), for the disposal of a segment of a business (as previously defined in that Opinion). This Statement also amends Accounting Research Bulletin (ARB) No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 with early adoption encouraged. The Company adopted SFAS No. 144 on January 1, 2002. There was no material impact on the Company's financial position or results of operation.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145, among other things, addresses financial accounting and reporting of gains and losses from extinguishment of debt. SFAS No. 145 requires gains and losses resulting from the extinguishment of debt to be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30. This statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements," and amends SFAS No. 13, "Accounting for Leases." SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with early application encouraged. The Company does not believe the adoption of this Statement will have a material impact on the Company's financial position or results of operations.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. The statement supersedes Emerging Issues Task Force (EITF) Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not believe the adoption of this Statement will have a material impact on the Company's financial position or results of operations.

        On October 1, 2002, the FASB released SFAS No. 147, "Acquisitions of Certain Financial Institutions." See the discussion of "Goodwill" above for the requirements and adoption of SFAS No. 147.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Companies are able to eliminate a "ramp-up" effect that the SFAS No. 123 transition rule creates in the year of adoption. Companies can choose to elect a method that will provide for comparability amongst years reported. In addition, this Statement amends the disclosure requirement of Statement 123 to require prominent disclosures in both annual and interim financial statements about the fair value based method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company is currently considering the adoption of fair value based compensation of stock options, and if the Company does elect to adopt such accounting the potential impact can be seen above within "Stock Based Compensation."

(2)  COMMON STOCK PURCHASE AND OPTION PLANS

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

        Under the 1997, 1996 and 1987 stock option plans, respectively, the Company may grant options for up to 1,100,000, 300,000 and 800,000 shares. The Company has cumulatively granted options from each plan, net of cancellations, of 677,077, 180,000 and 586,813 shares, respectively, through December 31, 2002.

        In 2002, the Company approved individual stock option agreements for its two Executive Vice Presidents, Chief Financial Officer, General Counsel, and one Senior Vice President that include a clause that requires, upon a change of control, that any unvested options be cashed out at the difference between the deal price of the acquisition and the exercise price of the option.

        No shares were available for grant under the 1987 Plan due to the plan's expiration in 1997. Under each plan the option exercise price equals the market price on date of grant. All options vest between six months and two years and all expire between 2003 and 2012.

        A summary of the status of the Company's 1997 plan, 1996 plan, and 1987 stock option plans at December 31, 2002, 2001 and 2000 and changes during the years then ended is presented in the table and narrative below:

	2002		2001		2000
	Shares	Wtd Avg. Ex. Price	Shares	Wtd Avg. Ex. Price	Shares	Wtd Avg. Ex. Price
Balance, January 1	749,590	$14.31	678,027	$12.48	683,561	$11.73
Granted	137,825	$23.84	157,350	$19.68	161,525	$11.86
Exercised	(145,192)	$12.20	(77,064)	$9.38	(105,459)	$5.64
Canceled	(12,201)	$14.91	(8,723)	$12.07	(61,600)	$14.35

Balance, December 31	730,022	$16.52	749,590	$14.31	678,027	$12.48

Exercisable at December 31	488,726		500,191		444,919

Weighted average fair value of options granted		$5.37		$5.42		$3.08

        At December 31, 2002, 99,000 of the 730,022 options outstanding have exercise prices between $7.31 and $10.25, with a weighted average exercise price of $8.56 and a weighted average remaining contractual life of 3.56 years. All

99,000 of these options are exercisable. In addition, there are 273,254 options with exercise prices between $11.50 and $17.25, a weighted average exercise price of $13.41 and a weighted average remaining contractual life of 7.17 years. Of these options, 235,776 are exercisable and their weighted average exercise price is $13.65. There are 343,768 options with exercise prices between $17.72 and $23.47, a weighted average exercise price of $20.85 and a weighted average remaining contractual life of 8.43 years. Of these options, 139,950 are exercisable and their weighted average exercise price is $18.95. The remaining 14,000 options have a weighted average exercise price of $27.11 and a weighted average remaining contractual life of 9.29 years. All of these options are exercisable.

(3)  TRADING ASSETS

        Trading assets, at fair value, consist of the following:

	At December 31,
	2002	2001
	Fair Value
	(In Thousands)
Cash Equivalents	$56	$762
Fixed Income Securities	494	99
Marketable Equity Securities	525	289

Total	$1,075	$1,150

        The Company realized a loss on trading activities of $100,000 in 2002, $53,000 in 2001 and $12,000 in 2000.

        The trading assets are held for funding executive retirement obligations. Trading assets are recorded at fair value with changes in fair value recorded in earnings.

(4)  SECURITIES

        The amortized cost, gross unrealized gains and losses, and fair value of securities held to maturity at December 31, 2002 and 2001 were as follows:

	2002				2001
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
U.S. Treasury and U.S. Government Agency Securities	$1,496	$4	$—	$1,500	$999	$1	$—	$1,000
Mortgage-Backed Securities	26,672	1,153	—	27,825	—	—	—	—
Collateralized Mortgage Obligations	—	—	—	—	—	—	—	—
State, County, and Municipal Securities	54,243	1,237	—	55,480	54,268	368	(1,141)	53,495
Corporate Debt Securities	66,660	2,140	(1,039)	67,761	77,487	875	(4,258)	74,104

Total	$149,071	$4,534	($1,039)	$152,566	$132,754	$1,244	($5,399)	$128,599

        The amortized cost, gross unrealized gains and losses, and fair value of securities available for sale at December 31, 2002 and 2001 were as follows:

	2002				2001
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
U.S. Treasury and U.S. Government Agency Securities	$182,191	$6,775	$—	$188,966	$77,831	$1,918	($10)	$79,739
Mortgage-Backed Securities	178,830	10,449	(4)	189,275	300,551	4,994	(1,374)	304,171
Collateralized Mortgage Obligations	121,935	2,020	(368)	123,587	184,284	2,441	(1,347)	185,378

Total	$482,956	$19,244	($372)	$501,828	$562,666	$9,353	($2,731)	$569,288

        The Bank realized no gross gains in 2002 and $1.4 million and $163,000 on the sale of available for sale securities in 2001 and 2000, respectively. There were gross losses of $38,000, realized in 2002 and no losses realized in 2001 and 2000. In 2002, the Bank realized a loss of $4.4 million due to other than temporary impairment on a WorldCom, Inc. bond reclassed to the available for sale portfolio as a result of decrease in credit rating. The WorldCom, Inc. bond was subsequently sold and the Bank realized a security loss of $38,000. A schedule of the contractual maturities of securities held to maturity and securities available for sale as of December 31, 2002 is presented below.

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$8,768	$8,861	$25,880	$26,281
Due from one year to five years	5,222	5,495	145,347	150,712
Due from five to ten years	5,349	5,425	30,129	32,383
Due after ten years	129,732	132,785	281,600	292,452

Total	$149,071	$152,566	$482,956	$501,828

        The actual maturities of mortgage-backed securities, collateralized mortgage obligations and corporate debt securities will differ from the contractual maturities due to the ability of the issuers to prepay underlying obligations. At December 31, 2002, the Bank has $170.3 million of callable securities in its investment portfolio.

        In 2001, as allowed under SFAS No. 133 at its adoption, the Bank reclassified $102.8 million of held to maturity securities to available for sale. As a result of this transfer, the Company recorded $96,000 of unrealized losses, net of taxes, in accumulated other comprehensive income in the same year.

        On December 31, 2002 and 2001, investment securities carried at $203.5 million and $222.9 million, respectively, were pledged to secure public deposits, assets sold under repurchase agreements, treasury tax and loan notes, and for other purposes as required by law.

        At year-end 2002 and 2001, the Company had no investments in obligations of individual states, counties, or municipalities, which exceed 10% of stockholders' equity.

(5)  LOANS AND ALLOWANCE FOR LOAN LOSSES

        The Bank's lending activities are conducted in the Commonwealth of Massachusetts. The Bank originates commercial and residential real estate loans, commercial and industrial loans, and consumer installment and other loans for its portfolio. The Bank considers a concentration of credit to a particular industry to exist when the aggregate credit exposure to a borrower, and affiliated group of borrowers or a non-affiliated group of borrowers engaged in one industry exceeds 10% of the Bank's loan portfolio which includes direct, indirect or contingent obligations. At December 31, 2002, no concentration of credit to a particular industry existed as defined by these parameters.

        The composition of loans at December 31, 2002 and 2001 was as follows:

	2002	2001
	(In Thousands)
Commercial	$151,591	$151,287
Real Estate—Commercial Mortgage	511,102	463,052
Real Estate—Residential Mortgage	281,452	229,123
Real Estate—Construction	59,371	47,208
Consumer—Installment	323,501	324,271
Consumer—Other	104,585	83,997

Loans	$1,431,602	$1,298,938

        Net deferred fees included in loans at December 31, 2002 and December 31, 2001 were $488,000 and $519,000, respectively.

        In addition to the loans noted above, at December 31, 2002 and 2001, the Company serviced approximately $353.6 million and $291.1 million, respectively, of loans sold to investors in the secondary mortgage market and other financial institutions.

        At December 31, 2002 and 2001, loans held for sale amounted to approximately $11.3 million and $7.1 million, respectively, and are included in residential mortgages above. The Company has derivatives consisting of forward sales commitments and commitments to fund loans intended for sale. Forward loan sale contracts and the commitments to fund loans intended for sale are recorded at fair value. This change in fair value resulted in an increase in earnings of $234,000 in 2002.

        As of December 31, 2002 and 2001, the Bank's recorded an investment in impaired loans and the related valuation allowance calculated under SFAS No. 114 was as follows:

	At December 31,
	2002		2001
	Recorded Investment	Valuation Allowance	Recorded Investment	Valuation Allowance
	(In Thousands)
Impaired loans:
Valuation allowance required	$848	$346	$885	$471
No valuation allowance required	1,268	—	805	—

Total	$2,116	$346	$1,690	$471

        The valuation allowance is included in the allowance for loan losses on the consolidated balance sheet. The average recorded investment in impaired loans for the years ended December 31, 2002 and 2001 was $2.3 million and $2.1 million, respectively. Interest payments received on impaired loans are recorded as interest income unless collection of the remaining recorded investment is doubtful, at which time payments received are recorded as reductions of principal.

        At December 31, 2002 and 2001, accruing loans 90 days or more past due totaled $261,000 and $508,000, respectively, and nonaccruing loans totaled $2.8 million and $2.5 million respectively. Gross interest income that would have been recognized for the years ended December 31, 2002, 2001 and 2000, if nonperforming loans at the respective dates had been performing in accordance with their original terms approximated $227,000, $280,000, and $325,000, respectively. The actual amount of interest that was collected on these loans during each of those periods and included in interest income was approximately $42,000, $62,000, and $68,000, respectively. There were no commitments to advance additional funds to borrowers whose loans are on nonaccrual.

        The aggregate amount of loans in excess of $60,000 outstanding to directors, principal officers, and principal security holders at December 31, 2002 and 2001 is as follows:

(In Thousands)
Balance, December 31, 2001	$14,947

New loans	37,724
Loan repayments	(36,528)

Balance, December 31, 2002	$16,143

        All such loans were made in the ordinary course of business on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other persons, and do not involve more than the normal risk of collectibility or present other unfavorable features.

        An analysis of the total allowances for loan losses for each of the three years ending December 31, 2002, 2001, and 2000 are as follows:

	2002	2001	2000
	(In Thousands)
Allowance for loan losses, beginning of year	$18,190	$15,493	$14,958
Loans charged off	(2,465)	(2,725)	(2,576)
Recoveries on loans previously charged off	1,012	803	843

Net charge-offs	(1,453)	(1,922)	(1,733)
Provision charged to expense	4,650	4,619	2,268

Allowance for loan losses, end of year	21,387	18,190	15,493
Credit quality discount on acquired loans	518	810	1,375

Total allowances available for loan losses, end of year	$21,905	$19,000	$16,868

(6)  BANK PREMISES AND EQUIPMENT

        Bank premises and equipment at December 31, 2002 and 2001 were as follows:

	2002	2001	Estimated Useful Life
	(In Thousands)		(In Years)
Cost:
Land	$3,011	$3,011	N/A
Bank Premises	25,055	24,222	39
Leasehold Improvements	8,138	7,718	5–15
Furniture and Equipment	18,842	31,806	3–7

Total Cost	55,046	66,757

Accumulated Depreciation	(24,174)	(36,838)

Net Bank Premises and Equipment	$30,872	$29,919

        Depreciation expense related to bank premises and equipment was $4.1 million in 2002, $4.6 million in 2001 and $3.9 million in 2000. The decrease in the cost basis of furniture and equipment and the decrease in accumulated depreciation year over year is a result of the retirement of fully depreciated assets.

(7)  DEPOSITS

        The following is a summary of original maturities of time deposits as of December 31, 2002:

	Balance of Time Deposits Maturing	Percent
	(In Thousands)
1 year or less	$393,252	82.9%
Over 1 year to 2 years	37,504	7.9%
Over 2 years to 3 years	32,662	6.9%
Over 3 years	11,135	2.3%

Total	$474,553	100.0%

(8)  BORROWINGS

        Short-term borrowings consist of federal funds purchased, assets sold under repurchase agreements, and treasury tax and loan notes. Information on the amounts outstanding and interest rates of short-term borrowings for each of the three years in the period ended December 31 are as follows:

	2002	2001	2000
	(Dollars In Thousands)
Balance outstanding at end of year	$64,563	$73,143	$83,819
Average daily balance outstanding	73,064	76,314	106,973
Maximum balance outstanding at any month end	81,579	90,046	140,162
Weighted average interest rate for the year	1.15%	2.94%	5.26%
Weighted average interest rate at end of year	1.04%	1.27%	5.15%

        At December 31, 2002, the Bank has $402.6 million of assets pledged as collateral against borrowings.

        The Bank has established two federal funds lines. Borrowings under these lines are classified as federal funds purchased. The Bank has established repurchase agreements with major brokerage firms. Borrowings under these agreements are classified as assets sold under repurchase agreements. There were no borrowings outstanding under these lines at December 31, 2002. In addition to these agreements, the Bank has entered into similar agreements with its customers. At December 31, 2002 the Bank had $57.4 million of customer repurchase agreements outstanding.

        Federal Home Loan Bank ("FHLB") borrowings are collateralized by a blanket pledge agreement on the Bank's FHLB stock, certain qualified investment securities, deposits at the Federal Home Loan Bank, and residential mortgages held in the Bank's portfolio. The Bank's borrowing capacity at the Federal Home Loan Bank was approximately $620.4 million at December 31, 2002. In addition, the Bank has a $5 million line of credit with the FHLB. A schedule of the maturity distribution of FHLB advances with the weighted average interest rates at December 31, 2002 and 2001 follows:

	2002		2001
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars In Thousands)
Due in one year or less	$83,711	5.08%	$71,224	2.93%
Due in greater than one year to five years	21,342	4.87%	98,306	5.45%
Due in greater than five years	192,539	4.84%	144,404	4.83%

	$297,592	4.91%	$313,934	4.59%

(9)  EARNINGS PER SHARE

        Basic earnings per share ("EPS") excludes dilution and is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that share in the earnings of the entity.

        In 2002, the Company wrote-off stock issuance costs associated with Capital Trust I and II upon their liquidation. These costs of $1.5 million net of tax were directly charged to equity. Although these amounts did not impact net income they are included in the calculation of EPS. Therefore, the calculation of EPS in 2002 is determined by dividing net income available to common shareholders, which includes the write-off of stock issuance costs, by the weighted average number of common shares outstanding for the period.

        Earnings per share consisted of the following components for Years Ended December 2002, 2001 and 2000:

	Net Income
	2002	2001	2000
	(In Thousands)
Net Income	$25,066	$22,052	$15,190
Less: Trust preferred issuance costs write-off after tax	1,505	—	—

Net Income Available for Common Shareholders	$23,561	$22,052	$15,190

	Weighted Average Shares			Net Income Available To Common Shareholders Per Share
	2002	2001	2000	2002	2001	2000
	(In Thousands)
Basic EPS	14,416	14,290	14,238	$1.63	$1.54	$1.07
Effect of dilutive securities	204	155	67	0.02	0.01	0.01

Diluted EPS	14,620	14,445	14,305	$1.61	$1.53	$1.06

        Options to purchase common stock with an exercise price greater than the average market price of common shares for the period are excluded from the calculation of diluted earnings per share, as their effect on earnings per share would be antidilutive. There were 14,382, 104,641, and 352,148 shares of common stock as of December 31, 2002, 2001, and 2000, respectively, excluded from the calculation of diluted earnings per share.

(10) GOODWILL AND INTANGIBLE ASSETS

        The Company adopted SFAS No. 142, "Goodwill and Other Intangibles", as of January 1, 2002. Upon adoption, the Company ceased amortization of goodwill, as defined at that time, of $0.8 million.

        In September 2002, the Company adopted, and retroactively applied to January 1, 2002, SFAS No. 147, "Acquisitions of Certain Financial Institutions." Upon adoption, the previously defined balance of unidentifiable intangibles was reclassified to goodwill effective January 1, 2002. All 2002 unidentifiable intangible asset amortization expense recorded through September 30, 2002 was reversed and all future amortization was halted. First and second quarter 2002 reported financials will be restated to reflect the aforementioned retroactive application of SFAS No. 147. See Note 1 "Summary of Significant Accounting Policies", "Goodwill" and "Recent Accounting Pronouncements."

        Upon adoption of SFAS No. 142 and SFAS No. 147, the Company performed an impairment analysis of its goodwill, the results of which concluded that the balance was not impaired. Goodwill as of December 31, 2002 and December 31, 2001 was $36.2 million.

        The impact of goodwill and intangible asset amortization on net income and earnings per share is as follows:

IMPACT OF GOODWILL AND INTANGIBLE ASSET AMORTIZATION ON NET INCOME AND EARNINGS PER SHARE

	For The Years Ended,
	2002	2001	2000
	(Dollars In Thousands, Except Per Share Data)
As Reported
Net Income	$25,066	$22,052	$15,190
Diluted EPS (1)	$1.61	$1.53	$1.06
Goodwill Amortization (2)	—	111	111
Intangible Asset Amortization (2)	$—	$1,730	$738

Total Amortization Expense	—	1,841	849
Impact to EPS	$—	$0.13	$0.06
Adjusted to exclude Amortization Expense
Net Income	$25,066	$23,893	$16,039
Diluted EPS (1)	$1.61	$1.66	$1.12

(1)
EPS is caluclated using net income available to common shareholders of $23,561 in 2002, which includes the write-off of trust preferred securities issuance cost net of tax.

(2)
Net of tax.

(11) INCOME TAXES

        The provision for income taxes is comprised of the following components:

	Years Ended December 31,
	2002	2001	2000
	(In Thousands)
Current Provision
Federal	$13,759	$9,461	$5,934
State	1,083	490	193

TOTAL CURRENT PROVISION	14,842	9,951	6,127

Deferred (Benefit) Provision
Federal	(1,899)	394	278
State	(650)	140	9

TOTAL DEFERRED (BENEFIT) PROVISION	(2,549)	534	287

TOTAL PROVISION	$12,293	$10,485	$6,414

        The difference between the statutory federal income tax rate and the effective federal income tax rate is as follows:

	Years Ended December 31,
	2002	2001	2000
	(In Thousands)
Computed statutory federal income tax provision	$13,075	$11,388	$7,561
Nontaxable interest, net	(1,067)	(673)	(742)
State taxes, net of federal tax benefit	281	409	131
Low-income housing credits	(214)	(214)	(214)
Bank Owned Life Insurance	(652)	(633)	(597)
Other, net	870	208	275

TOTAL PROVISION	$12,293	$10,485	$6,414

        The net deferred tax liability that is included in other liabilities amounted to approximately $6.6 million and $2.5 million at December 31, 2002 and 2001, respectively. The tax-effected components of the net deferred tax liability at December 31, 2002 and 2001 are as follows:

	At Years Ended December 31,
	2002	2001
	(In Thousands)
Deferred Tax Assets
Allowance for loan losses	$8,905	$6,159
Tax depreciation	20	475
Accrued expenses not deducted for tax purposes	1,630	919
State taxes	—	202

TOTAL	$10,555	$7,755

Deferred Tax Liabilities
Mark to market adjustment	($5,083)	($6,479)
Deferred income	(650)	(9)
Securities fair value adjustment	(7,569)	(2,722)
Derivatives fair value adjustment	(2,414)	(780)
Goodwill	(1,088)	—
Other, net	(301)	(313)

TOTAL	($17,105)	($10,303)

TOTAL NET DEFERRED TAX LIABILITY	($6,550)	($2,548)

(12) EMPLOYEE BENEFITS

PENSION

        All eligible officers and employees of the Bank, which includes substantially all employees of the Bank, are included in a noncontributory, defined benefit pension plan (the "Pension Plan") provided by the Bank. The Pension Plan is administered by Pentegra (the "Fund"). The Fund does not segregate the assets or liabilities of all participating employers and, accordingly, disclosure of accumulated vested and nonvested benefits is not possible. Contributions are based on each individual employer's experience. According to the Fund's administrators, as of June 30, 2002, the date of the latest actuarial valuation, the market value of the Fund's net assets exceeded the actuarial present value of vested and nonvested benefits in the aggregate. No contributions to the plan were required in 2002, 2001, nor 2000.

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

        Post-retirement benefit expense was $171,000, $152,000 and $79,000 in 2002, 2001 and 2000, respectively.

        The following table illustrates the status of the post-retirement benefit plan at December 31 for the years presented:

	Post-Retirement Benefits
	2002	2001	2000
	(Dollar Amounts In Thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$927	$640	$770
Service cost	62	53	14
Interest cost	63	60	43
Other	(20)	253	(110)
Benefits paid	(61)	(79)	(77)

Benefit obligation at end of year	971	927	640

Funded Status	(971)	(927)	(640)
Unrecognized net actuarial gain	(20)	—	(143)
Unrecognized net transition liability	334	368	401
Unrecognized prior service cost	91	103	—

Accrued benefit cost	($566)	($456)	($382)

Weighted-average assumptions
Discount rate	7.00%	7.00%	7.00%
Expected return on plan assets	—	—	—
Rate of compensation increase	—	—	—
Components of net periodic benefit cost
Service cost	$62	$53	$14
Interest cost	63	59	43
Expected return on plan assets	—	—	—
Amortization of transition obligation	34	34	34
Amortization of prior service cost	12	6	—
Recognized net actuarial (gain) loss	—	—	(12)

Net periodic benefit cost	$171	$152	$79

        In 1998 and 1999 the Bank entered into agreements to offset the impact of regulatory changes in the pension plans which limit the benefits for highly paid employees under qualified pension plans for two executive officers. The Bank has established and funded Rabbi Trusts to aid in its accumulation of amounts necessary to satisfy the contractual liability to pay such benefits. These agreements provide for the Bank to pay all benefits from its general assets, and the establishment of these trust funds does not reduce or otherwise affect the Bank's continuing liability to pay benefits from such assets except that the Bank's liability shall be offset by actual benefit payments made from the Trusts. The related trust assets totaled $1,075,000 and $1,150,000 at December 31, 2002 and 2001, respectively. The liability associated with these agreements is being recorded over the remaining service period of the executive officers. At December 31, 2002 and 2001 the Bank's liability was $1,458,000 and $660,000, respectively. The amount of expense recognized related to this plan amounted to $799,000 in 2002 and $272,000 in 2001 and 2000.

        The Bank maintains a supplemental retirement plan for six current and two former executive officers. These plans were designed to offset the impact of regulatory changes in the pension plans which limit the benefits for highly paid employees under qualified pension plans. In connection with this plan, the Bank has purchased split dollar life insurance policies for each of the individuals. The assets on the Bank's balance sheet as of December 31, 2002 was $2.6 million and as of December 31, 2001 was $2.4 million. The impact of this plan on the income statement was a benefit of $6,000 in 2002, an expense of $45,000 in 2001 and $10,000 in 2000.

OTHER EMPLOYEE BENEFITS

        In 1994, the Bank implemented an incentive compensation plan in which senior management, and officers are eligible to participate at varying levels. The plan provides for awards based upon the attainment of a combination of Bank, divisional and individual performance objectives. In addition, the Bank offers a discretionary bonus to non-officers of the bank. The expense for this plan and the discretionary bonus amounted to $2.9 million, $2.6 million and $1.6 million in 2002, 2001 and 2000, respectively.

        Also, in 1994, the Bank amended its Profit Sharing Plan by converting it to an Employee Savings Plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Employee Savings Plan, participating employees may defer a portion of their pre-tax earnings, not to exceed the Internal Revenue Service annual contribution limits. The Bank matches 50% of each employee's contributions up to 6% of the employee's earnings. In 2002, 2001 and 2000, the expense for this plan amounted to $601,000, $526,000 and $452,000, respectively.

        The Company also maintains a deferred compensation plan for the Company's Board of Directors. The Board of Directors are entitled to elect to defer their director's fees until retirement. If the Director elects to do so, their compensation is invested in the Company's stock and maintained within the Company's Investment Management Group. The amount of compensation deferred in 2002, 2001, and 2000 was $81,000, $63,000, and $63,000, respectively. The Company has 174,272 treasury shares provided for the plan with a related liability of $1.2 million established within shareholders' equity.

        In 1998, the Bank purchased $30.0 million of Bank Owned Life Insurance. The Bank purchased these policies for the purpose of protecting itself against the cost/loss due to the death of key employees and to offset the Bank's future obligations to its employees under its retirement and benefit plans. The value of this life insurance was $37.1 million and $35.2 million at December 31, 2002 and 2001, respectively. The Bank recorded income from Bank Owned Life Insurance of $1.9 million, $1.8 million and $1.7 million in 2002, 2001 and 2000, respectively.

        The Company entered into Employment Agreements with its President and Chief Executive Officer, two Executive Vice Presidents, Chief Financial Officer, General Counsel, and one Senior Vice President. The agreements generally provide for the continued payment of specified compensation and benefits upon termination without cause for the remainder of the term for the Chief Executive Officer, for one year for the President until one year of service at which point the period becomes eighteen months, and one year for the other executives. In the event of a change in control, as defined in the agreements, payments will also be provided upon voluntary or involuntary termination of the Chief Executive Officer for three years and for the President, for three years grossed up for any amounts in excess of IRS 280G limitations. In addition, in the event of a change in control, as defined in the agreements, payments will also be provided for two years to the two Executive Vice Presidents, Chief Financial Officer, General Counsel, and one Senior Vice President, upon involuntary termination or upon voluntary termination during a thirty day window period beginning one year after a change of control. Additionally, certain Senior Vice Presidents and key personnel are provided a one year severance in the event of a change of control for the Company.

(13) OTHER NON-INTEREST EXPENSES

        Included in other non-interest expenses for each of the three years in the period ended December 31, 2002, 2001 and 2000 were the following:

	2002	2001	2000
	(In Thousands)
Legal fees	$537	$535	$1,236
Loss on CRA investment	996	101	—
Office supplies and printing	826	828	788
Postage expense	998	1,045	765
Other non-interest expenses	9,714	8,613	6,791

TOTAL	$13,071	$11,122	$9,580

SPECIAL CHARGES

        Special charges for the year ended December 31, 2000 totaled $3.6 million which were comprised of system conversion charges of $1.3 million, $1.3 million associated with the FleetBoston Financial branch acquisition, and a $1.0 million pre-tax charge associated with an unfavorable judgment resulting from a proposed commercial loan transaction that was never consummated.

(14) FAIR VALUE OF FINANCIAL INSTRUMENTS

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

        The following table reflects the book and fair value of financial instruments, including on-balance sheet and off-balance sheet instruments as of December 31, 2002 and 2001.

	2002		2001
	Book Value	Fair Value	Book Value	Fair Value
	(In Thousands)
FINANCIAL ASSETS
Cash and Due From Banks	$71,317	$71,317	$66,967	$66,967	(a)
Federal Funds Sold & Short Term Investments	3,169	3,169	6,000	6,000	(a)
Securities Held To Maturity	149,071	152,567	132,754	128,599	(b)
Securities Available For Sale	501,828	501,828	569,288	569,288	(b)
Trading Assets	1,075	1,075	1,150	1,150	(b)
Federal Home Loan Bank Stock	17,036	17,036	17,036	17,036	(c)
Net Loans	1,398,924	1,468,062	1,273,653	1,292,631	(d)
Loans Held For Sale	11,291	11,376	7,095	7,095	(b)
Mortgage Servicing Rights	2,039	2,039	1,538	1,538	(f)
Bank Owned Life Insurance	37,133	37,133	35,233	35,233	(b)
FINANCIAL LIABILITIES
Demand Deposits	429,042	429,042	378,663	378,663	(e)
Savings and Interest Checking Accounts	464,318	464,318	413,198	413,198	(e)
Money Market and Super Interest Checking Accounts	320,819	320,819	249,328	249,328	(e)
Time Deposits	474,553	477,133	540,429	542,840	(f)
Federal Funds Purchased and Assets Sold Under Repurchase Agreements	58,092	58,092	66,176	66,176	(f)
Treasury Tax and Loan Notes	6,471	6,471	6,967	6,967	(a)
Federal Home Loan Bank Borrowings	297,592	303,237	313,934	309,603	(f)
Corporation-obligated mandatorily redeemable trust preferred securities of subsidiary trust holding solely junior subordinated debentures of the Corporation	47,774	49,454	75,329	76,139	(f)
UNRECOGNIZED FINANCIAL INSTRUMENTS
Standby Letters of Credit	—	50	—	43	(g)
FINANCIAL INSTRUMENTS WITH OFF BALANCE SHEET NOTIONAL AMOUNTS
Interest Rate Swap Agreements	(677)	(677)	2,046	2,046	(b)
Forward Commitments to Sell Loans	(256)	(256)	165	165	(b)
Commitments to Originate Fixed Rate Loans	532	532	(124)	(124)	(b)

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

(15) COMMITMENTS AND CONTINGENCIES

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

        Off-balance sheet financial instruments whose contractual amounts present credit risk include the following at December 31, 2002 and 2001.

	2002	2001
	(In Thousands)
Commitments to extend credit:
Fixed Rate	$39,480	$22,850
Adjustable Rate	16,893	18,015
Unused portion of existing credit lines	284,421	214,196
Unadvanced construction loans	33,322	24,962
Standby letters of credit	8,093	8,314
Interest rate swaps—notional value	50,000	125,000

        The Company's exposure to credit loss in the event of nonperformance by the counterparty for commitments to extend credit and standby letters of credit is represented by the contractual amounts of those instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. The Bank evaluates each customer's creditworthiness on an individual basis. The amount of collateral obtained upon extension of the credit is based upon management's credit evaluation of the customer. Collateral varies but may include accounts receivable, inventory, property, plant and equipment and income-producing commercial real estate. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

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

        As a component of its asset/liability management activities intended to control interest rate exposure, the Bank has entered into certain hedging transactions. Interest rate swap agreements represent transactions, which involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal amounts. On December 31, 2002, the Company had interest rate swap commitments with a total notional amount of $50.0 million, which will hedge future LIBOR based borrowings. The fair value of these commitments at December 31, 2002 is ($677,000). Under these swap commitments, the Company pays a fixed rate of 3.65% and receives 3 month LIBOR. These interest rate swaps meet the criteria for cash flow hedges. All changes in the fair value are recorded in other comprehensive income.

        The weighted average fixed payment rates being received on interest rate swaps was 7.61% for the year ending December 31, 2001, while the weighted average rates of variable interest payments being paid on interest rate swaps was 4.31% at December 31, 2001. As a result of interest rate swaps, the Bank realized income of $2.8 million, $1.7 million and $0.4 million for the years ended December 31, 2002, 2001 and 2000, respectively. There was no impact on income as a result of hedge ineffectiveness associated with interest rate swaps.

        Entering into interest rate swap agreements involves both the credit risk of dealing with counterparties and their ability to meet the terms of the contracts and interest rate risk. While notional principal amounts are generally used to express the volume of these transactions, the amounts potentially subject to credit risk are smaller due to the structure of the agreements. The Bank is a direct party to these agreements that provide for net settlement between the Bank and the counterparty on a monthly, quarterly or semiannual basis. Should the counterparty fail to honor the agreement, the Bank's credit exposure is limited to the net settlement amount. The Bank had no net receivables or net payables on interest rate swaps at December 31, 2002. The Bank had a net receivable on interest rate swaps of $1.3 million at December 31, 2001.

LEASES

        The Company leased equipment, office space and certain branch locations under non-cancelable operating leases. The following is a schedule of minimum future lease commitments under such leases as of December 31, 2002:

Years	Lease Commitments
(In Thousands)
2003	$2,463
2004	2,338
2005	1,926
2006	1,611
2007	1,137
Thereafter	7,537

Total future minimum rentals	$17,012

        Rent expense incurred under operating leases was approximately $2.4 million in 2002, $2.6 million in 2001 and $2.2 million in 2000. Renewal options ranging from 3 to 10 years exist for several of these leases. The Company has entered into lease agreements with related third parties on substantially the same terms as those prevailing at the time for comparable transactions with unrelated parties. Rent expense incurred under related party leases was approximately $0.6 million in 2002, 2001 and 2000.

OTHER CONTINGENCIES

        In June 2002 the Massachusetts Department of Revenue ("DOR") began to issue Notices of Intent to Assess additional excise tax to numerous financial institutions in Massachusetts that have a REIT in their corporate structure.

        In 1997 Rockland, through its subsidiary South Shore Holdings, formed a second-tier REIT subsidiary. On November 7, 2002 South Shore Holdings received from the DOR a Notice of Intent to Assess additional state excise tax for the years ended 1999, 2000, and 2001. The DOR contends that, under Massachusetts law, dividend distributions to South Shore Holdings from its REIT are fully taxable. Management has estimated the impact to be approximately $3.7 million, net of federal benefit and excluding interest, for 1999 through December of 2002.

        The Company believes that the Massachusetts statute that provides for a dividends received deduction equal to 95% of certain dividend distributions applies to the distributions made to South Shore Holdings from its REIT. As a consequence, no provision has been made in the Company's financial statements for the amounts assessed or for additional amounts that the DOR might assess in the future. The Company intends to vigorously defend its position and appeal the assessment when issued.

        On January 31, 2003 the Massachusetts governor proposed legislation which would disallow the dividends received deduction effective for tax years ending on or after December 31, 1999. If the Massachusetts legislature enacts legislation regarding the dividends received deduction the Company will review any newly-enacted law with its outside auditors and outside legal counsel to determine an appropriate course of action.

        At December 31, 2002, there were lawsuits pending that arose in the ordinary course of business. Management has reviewed these actions with legal counsel and has taken into consideration the view of counsel as to the outcome of the litigation. In the opinion of management, final disposition of these lawsuits is not expected to have a material adverse effect on the Company's financial position or results of operations.

        The Bank is required to maintain certain reserve requirements of vault cash and/or deposits with the Federal Reserve Bank of Boston. The amount of this reserve requirement included in cash and due from banks was $6.0 million and $4.5 million at December 31, 2002 and 2001, respectively.

        On September 3, 2002 the FNMA Master commitments to deliver or sell was extended to March 31, 2003 and increased from $40.0 million to $115.0 million (all of which is optional). By December 31, 2002, the agreement was overfilled at $127.6 million. On October 1, 2002, the FHLMC Master was executed with an expiration date of September 30, 2003 for $50.0 million of which $25.0 million is mandatory. By December 31, 2002, $19.0 million was filled and $31.0 million was unfilled.

(16) CORPORATION-OBLIGATED MANDATORILY REDEEMABLE TRUST PREFERRED SECURITIES

        On December 11, 2001, Independent Capital Trust III was formed for the purpose of issuing the Trust III Preferred Securities and investing the proceeds of the sale of these securities in $25.8 million of 8.625% junior subordinated debentures issued by the Company. A total of $25 million of 8.625% Trust III Preferred Securities were issued by Trust III and are scheduled to mature in 2031, callable at the option of the Company on or after December 31, 2006. Distributions on these securities are payable quarterly in arrears on the last day of March, June, September and December, such distributions can be deferred at the option of the Company for up to five years. The Trust III Preferred Securities can be prepaid in whole or in part on or after December 31, 2006 at a redemption price equal to $25 per Trust III Preferred Security plus accumulated but unpaid distributions thereon to the date of the redemption. On December 11, 2001, Trust III also issued $0.8 million in common securities to the Company. The net proceeds of the Trust III issuance were used to redeem $25 million of 11.0% Trust Preferred Securities, issued by Trust II, on January 31, 2002. Thereafter, Trust II was liquidated.

        On April 12, 2002, Independent Capital Trust IV was formed for the purpose of issuing Trust IV Preferred Securities and investing the proceeds of the sale of these securities in $25.8 million of 8.375% junior subordinated debentures issued by the Company. A total of $25 million of 8.375% Trust IV Preferred Securities were issued by Trust IV and are scheduled to mature in 2032, callable at the option of the Company on or after April 30, 2007. Distributions on these securities are payable quarterly in arrears on the last day of March, June, September and December, such distributions can be deferred at the option of the Company for up to five years. The Trust IV Preferred Securities can be prepaid in whole or in part on or after April 30, 2007 at a redemption price equal to $25 per Trust IV Preferred Security plus accumulated but unpaid distributions thereon to the date of the redemption. On April 12, 2002, Trust IV also issued $0.8 million in common securities to the Company. The net proceeds of the Trust IV issuance were used to redeem $28.75 million of 9.28% Trust Preferred Securities, issued by Trust I, on May 20, 2002. Thereafter, Trust I was liquidated.

        The Trust Preferred Securities are presented in the consolidated balance sheets of the Company entitled "Corporation-Obligated Mandatorily Redeemable Trust Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures of the Corporation". The Company records distributions payable on the Trust Preferred Securities as minority interest expense in its consolidated statements of income. The minority interest expense was $5.0 million and $5.7 million for the years ended December 31, 2002 and 2001, respectively.

        The cost of issuance of the trust preferred securities are being netted against the outstanding balance of the securities and are amortized to minority interest over the life of the securities on a straight-line basis. Additional costs associated with issuance are added on a periodic basis. Upon the Company's exercise of the call option on Trust I and Trust II, the remaining balances were written off net of tax as a direct charge to equity of $767,000 on January 31, 2002 and of $738,000 on May 20, 2002. The amortized costs and the amortization for the years ended December 31, 2002 and 2001, as well as the costs at issuance were as follows:

ISSUANCE COSTS

	2002		2001		Balance
	Balance	Amortization	Balance	Amortization	At Issuance
	(Dollars In Thousands)
Trust III	$1,159	$55	$1,075	$3	$1,077
Trust IV	1,066	37	—	—	924

Total	$2,225	$92	$1,075	$3	$2,001

        The Company unconditionally guarantees all Trust III and Trust IV obligations under the trust preferred securities.

        In December, the Company's Board of Directors declared a cash dividend of $0.54 and $0.52 per share to stockholders of record of Trust III and Trust IV, respectively, as of the close of business on December 30, 2002. The dividend was paid on December 31, 2002.

        In November of 2002, the FASB directed its staff to draft a statement to be issued in February 2003 to establish standards for issuers' classification of liabilities in the statement of financial position of financial instruments that have characteristics of both liabilities and equity. If this statement is adopted, the Company will be required to reclassify its Corporation-Obligated Mandatorily Redeemable Trust Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures of the Corporation to borrowings. Currently, the trust preferred securities, or junior subordinated debentures, are classified as a separate line item between total liabilities and shareholders' equity on the consolidated balance sheet. In addition, the interest cost on the trust preferred securities, which is currently considered minority interest on the consolidated statement of income, will become interest on borrowings. There will be no impact to the results of operations.

(17) Regulatory Capital Requirements

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

        Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2002 that the Company and the Bank met all capital adequacy requirements to which they are subject.

        As of December 31, 2002, the most recent notification from the Federal Deposit Insurance Corporation, and the Commonwealth of Massachusetts relating to the Bank, categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized an insured depository institution must maintain minimum Total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

        The Company's and the Bank's actual capital amounts and ratios are also presented in the table.

								To Be Well Capitalized Under Prompt Corrective Action Provisions
				For Capital Adequacy Purposes
	Actual
As of December 31, 2002:
	Amount	Ratio		Amount		Ratio		Amount		Ratio
	(Dollars In Thousands)
Company: (Consolidated)
Total capital (to risk weighted assets)	$179,673	11.68%	≥	$123,014	≥	8.0%		N/A		N/A
Tier 1 capital (to risk weighted assets)	159,380	10.37	≥	61,507	≥	4.0		N/A		N/A
Tier 1 capital (to average assets)	159,380	7.10	≥	89,716	≥	4.0		N/A		N/A
Bank:
Total capital (to risk weighted assets)	$174,283	11.35%	≥	$122,887	≥	8.0%	≥	$153,609	≥	10.0%
Tier 1 capital (to risk weighted assets)	155,055	10.09	≥	61,444	≥	4.0	≥	92,165	≥	6.0
Tier 1 capital (to average assets)	155,055	6.91	≥	89,746	≥	4.0	≥	112,183	≥	5.0
As of December 31, 2001:
Company: (Consolidated)
Total capital (to risk weighted assets)	$188,846	12.96%	≥	$116,572	≥	8.0%		N/A		N/A
Tier 1 capital (to risk weighted assets)	134,671	9.24	≥	58,286	≥	4.0		N/A		N/A
Tier 1 capital (to average assets)	134,671	6.31	≥	86,868	≥	4.0		N/A		N/A
Bank:
Total capital (to risk weighted assets)	$157,893	10.84%	≥	$116,525	≥	8.0%	≥	$145,656	≥	10.0%
Tier 1 capital (to risk weighted assets)	139,740	9.59	≥	58,262	≥	4.0	≥	87,394	≥	6.0
Tier 1 capital (to average assets)	139,740	6.55	≥	85,274	≥	4.0	≥	106,592	≥	5.0

(18) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2002*	2001	2002*	2001	2002	2001	2002	2001
	(Dollars In Thousands, Except Per Share Data)
INTEREST INCOME	$35,052	$35,708	$35,768	$35,669	$35,540	$36,973	$34,465	$36,719
INTEREST EXPENSE	10,799	15,410	10,698	14,095	10,113	13,285	9,184	11,688

NET INTEREST INCOME	$24,253	$20,298	$25,070	$21,574	$25,427	$23,688	$25,281	$25,031

PROVISION FOR LOAN LOSSES	1,200	650	1,200	864	1,200	1,273	1,050	1,832
NON-INTEREST INCOME	5,979	4,441	5,581	5,215	5,333	4,742	6,464	5,452
NET GAIN/(LOSS)ON SECURITIES	—	1,149	—	53	(38)	226	38	—
NON-INTEREST EXPENSES	17,287	16,018	17,799	17,425	17,879	17,906	19,001	17,698
IMPAIRMENT CHARGES	—	—	4,372	—	—	—	—	—
MINORITY INTEREST	1,469	1,383	1,399	1,383	1,082	1,391	1,091	1,509
PROVISION FOR INCOME TAXES	3,432	2,460	1,654	2,251	3,588	2,619	3,618	3,155

NET INCOME	$6,844	$5,377	$4,227	$4,919	$6,973	$5,467	$7,023	$6,289

LESS: TRUST PREFERRED ISSUANCE COSTS WRITE-OFF (NET OF TAX)	$738	—	$767	—	—	—	—	—

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$6,106	$5,377	$3,460	$4,919	$6,973	$5,467	$7,023	$6,289

BASIC EARNINGS PER SHARE	$0.43	$0.38	$0.24	$0.34	$0.48	$0.38	$0.49	$0.44

DILUTED EARNINGS PER SHARE	$0.42	$0.37	$0.24	$0.34	$0.48	$0.38	$0.48	$0.43

Weighted average common shares (Basic)	14,346,304	14,261,015	14,414,068	14,272,386	14,446,066	14,300,654	14,456,521	14,323,404
Common stock equivalents	245,505	108,016	224,669	148,556	163,950	160,418	182,802	187,455
Weighted average common shares (Diluted)	14,591,809	14,369,031	14,638,737	14,420,942	14,610,016	14,461,072	14,639,323	14,510,859

*
Reflects the restatement of the nonamortization of goodwill in accordance with SFAS No. 147.

(19) PARENT COMPANY FINANCIAL STATEMENTS

        Condensed financial information relative to the Parent Company's balance sheets at December 31, 2002 and 2001 and the related statements of income and cash flows for the years ended December 31, 2002, 2001, and 2000 are presented below. The statement of stockholders' equity is not presented below as the parent company's stockholders' equity is that of the consolidated Company.

BALANCE SHEETS

	At December 31,
	2002	2001
	(In Thousands)
Assets:
Cash*	$5,037	$30,166
Investments in subsidiaries*	206,828	182,945
Other investments	—	—
Other assets	590	590

Total assets	$212,455	$213,701

Liabilities and Stockholders' Equity:
Dividends Payable	$1,735	$1,576
Junior Subordinated Debt	51,546	81,317
Deferred Stock Issuance Costs	(2,225)	(3,421)
Deferred Tax Liability	(810)	—
Accrued Federal Income Taxes	964	965
Accrued State Income Taxes	3	3

Total liabilities	51,213	80,440
Stockholders' equity	161,242	133,261

Total liabilities and stockholders' equity	$212,455	$213,701

*
eliminated in consolidation

STATEMENTS OF INCOME

	Years Ended December 31,
	2002	2001	2000
	(In Thousands)
Income:
Dividends received from subsidiaries	$12,623	$11,875	$10,238
Interest income	158	97	1,458

Total income	12,781	11,972	11,696

Expenses:
Interest expense	5,068	5,709	5,349
Other expenses	205	322	320

Total expenses	5,273	6,031	5,669

Income before income taxes and equity in undistributed income of subsidiaries	7,508	5,941	6,027
Equity in undistributed income of subsidiaries	14,941	13,795	7,783
Income Tax Benefit	2,617	2,316	1,380

Net income	$25,066	$22,052	$15,190

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2002	2001	2000
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$25,066	$22,052	$15,190
ADJUSTMENTS TO RECONCILE NET INCOME TO CASH PROVIDED FROM OPERATING ACTIVITIES:
Amortization	125	277	278
Deferred Issuance Costs on Trust Preferred Securities	(1,245)	(1,117)	(1,254)
(Increase)Decrease in other assets	11	(24)	3
Increase(Decrease) in other liabilities	(132)	852	(81)
Equity in income of subsidiaries	(14,941)	(13,794)	(7,783)

TOTAL ADJUSTMENTS	(16,182)	(13,806)	(8,837)

NET CASH PROVIDED FROM OPERATING ACTIVITIES	8,884	8,246	6,353

CASH FLOWS FROM INVESTING ACTIVITIES:
Downstream of Capital to RTC	—	—	(43,068)
Capital Investment in subsidiary—Independent Capital Trust II	—	—	(773)
Capital Investment in subsidiary—Independent Capital Trust III	—	(773)	—
Capital Investment in subsidiary—Independent Capital Trust IV	(773)	—	—
Redemption of Common Stock in Independent Capital Trust I	889	—	—
Redemption of Common Stock in Independent Capital Trust II	773	—	—

NET CASH USED IN INVESTING ACTIVITIES	889	(773)	(43,841)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock issued and stock options exercised	1,513	647	311
Issuance of junior subordinated debentures	25,773	25,773	25,773
Redemption of junior subordinated debentures	(55,412)	—	—
Treasury Stock Repurchase	—	—	—
Dividends paid	(6,776)	(6,150)	(5,701)

NET CASH PROVIDED FROM (USED IN) FINANCING ACTIVITIES	(34,902)	20,270	20,383

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(25,129)	27,743	(17,105)
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE YEAR	30,166	2,423	19,528

CASH AND CASH EQUIVALENTS AT THE END OF THE YEAR	$5,037	$30,166	$2,423

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Income taxes	$456	$383	$27
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of shares from Treasury Stock for the exercise of stock options	2,077	1,126	1,183

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Effective May 15, 2002, Independent Bank Corp. (the "Company") dismissed Arthur Andersen LLP ("Arthur Andersen") as the Company's independent public accountants. On that date, the Company appointed KPMG LLP as independent auditors. These actions were recommended by the Company's Audit Committee and approved by the Board of Directors of the Company.

        Arthur Andersen's reports on the Company's consolidated financial statements for the Company's fiscal years ended 2001 and 2000 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

        During the Company's two most recent fiscal years and any interim periods preceding the dismissal of Arthur Andersen, there have been no disagreements between the Company and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Arthur Andersen, would have caused it to make a reference to the subject matter of the disagreement(s) in connection with its report.

        During the Company's two most recent fiscal years and any interim periods preceding the dismissal of Arthur Andersen, there have been no reportable events of the type required to be disclosed by Item 304(a)(1)(v) of Regulation S-K.

        The Company has provided Arthur Andersen with a copy of the foregoing disclosures. See the 8-K filed with the SEC on May 15, 2002.

PART III

Item 10.    Directors and Executive Officers of Independent Bank Corp.

        The information required herein is incorporated by reference from the Company's proxy statement (the "Definitive Proxy Statement") relating to its April 10, 2003, Annual Meeting of Stockholders that will be filed with the Commission within 120 days following the fiscal year end December 31, 2002.

Item 11.    Executive Compensation

        The information required herein is incorporated by reference to "Executive Compensation" in the Definitive Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholders' Matters

        The information required herein is incorporated by reference from the Definitive Proxy Statement.

        The following schedule provides information, with respect to compensation plans, on equity securities (common shares) that are authorized for issuance as of December 31, 2002:

Plan Category	Number of shares to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (c)
Equity compensation plans approved by security holders	730,022	$16.52	542,923
Equity compensation plans not approved by security holders	—	—	—

Total	730,022	$16.52	542,923

        All compensation plans have been previously approved by shareholders. There are 120,000 shares available for future issuance for the 1996 Non Employee plan and 442,923 shares available for future issuance for the 1997 Employee Stock Option Plan.

Item 13.    Certain Relationships and Related Transactions

        The information required herein is incorporated by reference from the Definitive Proxy Statement.

Item 14.    Controls and Procedures

        Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to the Securities Exchange Act of 1934 ("Exchange Act") Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer along with the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic Securities and Exchange Commission ("SEC") filings. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect these controls subsequent to the date the Company carried out its evaluation.

        Disclosure controls and procedures are Company controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)
Documents Filed as Part of this Report

(1)
The following financial statements are incorporated herein by reference from Item 8 hereto:

    Reports of Independent Public Accountants.

    Consolidated balance sheets as of December 31, 2002 and 2001.

    Consolidated statements of income for each of the years in the three-year period ended December 31, 2002.

    Consolidated statements of stockholders' equity for each of the years in the three-year period ended December 31, 2002.

    Consolidated statements of comprehensive income for each of the years in the three-year period ended December 31, 2002.

    Consolidated statements of cash flows for each of the years in the three-year period ended December 31, 2002.

    Notes to Consolidated Financial Statements.

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
3.	(iii) Bylaws of the Company, as amended as of January 9, 2003, are filed herewith.
4.1	Specimen Common Stock Certificate, incorporated by reference to the Company's annual report on Form 10-K for the year ended December 31, 1992.
4.2	Specimen Preferred Stock Purchase Rights Certificate, incorporated by reference to the Company's Form 8-A Registration Statement filed by the Company on November 5, 2001.
4.3	Indenture of Registrant relating to the 8.625% Junior Subordinated Debentures issued Independent Capital Trust III, incorporated by reference to the Form 8-K filed by the Company on April 18, 2002.
4.4	Form of Certificate of 8.625% Junior Subordinated Debenture (included as Exhibit A to Exhibit 4.3).
4.5	Amended and Restated Declaration of Trust for Independent Capital Trust III, incorporated by reference to the Form 8-K filed by the Company on April 18, 2002.
4.6	Form of Preferred Security Certificate for Independent Capital Trust III (included as Exhibit D to Exhibit 4.5).
4.7	Preferred Securities Guarantee Agreement of Independent Capital Trust III, incorporated by reference to the Form 8-K filed by the Company on April 18, 2002.
4.8	Indenture of Registrant relating to the 8.375% Junior Subordinated Debentures issued to Independent Capital Trust IV, incorporated by reference to the Form 8-K filed by the Company on April 18, 2002.
4.9	Form of Certificate of 8.375% Junior Subordinated Debenture (included as Exhibit A to Exhibit 4.8).
4.10	Amended and Restated Declaration of Trust for Independent Capital Trust IV, incorporated by reference to the Form 8-K filed by the Company on April 18, 2002.
4.11	Form of Preferred Security Certificate for Independent Capital Trust IV (included as Exhibit D to Exhibit 4.10).
4.12	Preferred Securities Guarantee Agreement of Independent Capital Trust IV, incorporated by reference to the Form 8-K filed by the Company on April 18, 2002.
10.1
Amended and Restated Independent Bank Corp. 1987 Incentive Stock Option Plan ("Stock Option Plan") (Management contract under Item 601(10)(iii)(A)). Incorporated by reference to the Company's annual report on Form 10-K for the year ended December 31, 1994.
10.2
Independent Bank Corp. 1996 Non-Employee Directors' Stock Option Plan (Management contract under Item 901(10)(iii)(A)). Incorporated by reference to the Company's Definitive Proxy Statement for the 1996 Annual Meeting of Stockholders filed with the Commission on March 19, 1996.
10.3
Independent Bank Corp. 1997 Employee Stock Option Plan (Management contract under Item 601 (10)(iii)(A)). Incorporated by reference to the Company's Definitive Proxy Statement for the 1997 Annual Meeting of Stockholders filed with the Commission on March 20, 1997.

10.4
Renewal Rights Agreement noted as of September 14, 2000 by and between the Company and Rockland, as Rights Agent (Exhibit to Form 8-K filed on October 23, 2000). Incorporated by reference to the Company's Definitive Proxy Statement for the 1997 Annual Meeting of Stockholders filed with the Commission on March 20, 1997.
10.5
Amendment No. 1 to Third Amended and Restated Employment Agreement by and among the Company, Rockland and Douglas H. Philipsen, dated June 25, 1997 ("Philipsen Employment Agreement") (Management contract under Item 601(10)(iii)(A)). Incorporated by reference to the Company's annual report on Form 10-K for the year ended December 31, 1998.
10.5.1
Amendment No. 2 to Third Amended and Restated Employment Agreement between Douglas H. Philipsen and the Company and Rockland Trust dated January 9, 2003, is an exhibit to Form 8-K filed on January 9, 2003.
10.6
Amendment No. 1 to Second Amended and Restated Employment Agreement by and between Rockland Trust Company and Richard F. Driscoll, dated January 19, 1996 (the "Driscoll Agreement") (Management contract under Item 601 (10)(iii)(A)). Incorporated by reference to the Company's annual report on Form 10-K for the year ended December 31, 1998.

Employment Agreements by and between Rockland Trust Company and Edward H. Seksay, Ferdinand T. Kelley, Denis K. Sheahan and Raymond G. Fuerschbach, respectively. Incorporated by reference to the Company's annual report on Form 10-K for the year ended December 31, 2001.
10.7
Independent Bank Corp. Deferred Compensation Program for Directors (restated as amended as of December 1, 2000). Incorporated by reference to the Company's annual report on Form 10-K for the year ended December 31, 2000.
10.8	Master Securities Repurchase Agreement, incorporated by reference to Form S-1 Registration Statement filed by the Company on September 18, 1992.
10.9	Purchase and Assumption Agreement, dated as of September 27, 1999, by and between Rockland Trust Company and Fleet Financial Group, Inc. (Exhibit to Form 8-K filed on October 1, 1999).
10.10	Employment Agreement between Christopher Oddleifson and the Company and and Rockland Trust dated January 9, 2003 is filed as an exhibit under the Form 8-K filed on January 9, 2003.
13	Annual Report to Stockholders.
21	Subsidiaries of the Registrant, incorporated by reference to Form S-3 Registration Statement filed by the Company on October 28, 1999.
23	Consent of Independent Public Accountants.
99	Section 302 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.
(b)
The following Form 8-K's were filed by the Company during the fourth quarter of 2002:

•
October 9, 2002—Adoption of SFAS 147.

•
October 10, 2002—Third quarter 2002 press release.

•
November 14, 2002—Third quarter 906 certification.

•
December 12, 2002—Fourth quarter dividend press release.

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

INDEPENDENT BANK CORP.
Date: February 13, 2003	By:	/s/ DOUGLAS H. PHILIPSEN Douglas H. Philipsen Chairman of the Board, Chief Executive Officer

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

Name	Title	Date

/s/ RICHARD S. ANDERSON Richard S. Anderson	Director	February 13, 2003
/s/ W. PAUL CLARK W. Paul Clark	Director	February 13, 2003
/s/ ROBERT L. CUSHING Robert L. Cushing	Director	February 13, 2003
/s/ ALFRED L. DONOVAN Alfred L. Donovan	Director	February 13, 2003
/s/ BENJAMIN A. GILMORE, II Benjamin A. Gilmore, II	Director	February 13, 2003
/s/ E. WINTHROP HALL E. Winthrop Hall	Director	February 13, 2003
/s/ KEVIN J. JONES Kevin J. Jones	Director	February 13, 2003

/s/ CHRISTOPHER ODDLEIFSON Christopher Oddleifson	Director	February 13, 2003
/s/ RICHARD H. SGARZI Richard H. Sgarzi	Director	February 13, 2003
/s/ WILLIAM J. SPENCE William J. Spence	Director	February 13, 2003
/s/ JOHN H. SPURR, JR. John H. Spurr, Jr.	Director	February 13, 2003
/s/ ROBERT D. SULLIVAN Robert D. Sullivan	Director	February 13, 2003
/s/ BRIAN S. TEDESCHI Brian S. Tedeschi	Director	February 13, 2003
/s/ THOMAS J. TEUTEN Thomas J. Teuten	Director	February 13, 2003
/s/ DENIS K. SHEAHAN Denis K. Sheahan	Chief Financial Officer and Treasurer (principal financial and accounting officer)	February 13, 2003

CERTIFICATIONS

I, Denis K. Sheahan, certify that:

  1.
  I have reviewed this annual report on Form 10-K of Independent Bank Corp.;

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4.
  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    (a)
    Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    (b)
    Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    (c)
    Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and to the audit committee of the registrant's board of directors (or persons performing the equivalent function):

    (a)
    All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls;

    (b)
    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 6, 2003

By:	/s/ DENIS K. SHEAHAN Denis K. Sheahan Chief Financial Officer

I, Douglas H. Philipsen, certify that:

  1.
  I have reviewed this annual report on Form 10-K of Independent Bank Corp.;

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4.
  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    (a)
    Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    (b)
    Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    (c)
    Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and to the audit committee of the registrant's board of directors (or persons performing the equivalent function):

    (a)
    All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls;

    (b)
    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 6, 2003

By:	/s/ DOUGLAS H. PHILIPSEN Douglas H. Philipsen Chief Executive Officer

QuickLinks

INDEPENDENT BANK CORP. 2002 ANNUAL REPORT ON FORM 10-K
  TABLE OF CONTENTS
  PART I.
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
  PART II
  Item 5. Market for Independent Bank Corp.'s Common Equity and Related Stockholders' Matters
Table 1—Price Range of Common Stock
  Item 6. Selected Consolidated Financial and Other Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Table 2—Reconcilement of Net Operating Earnings 2002 vs. 2001
Table 3—Loan Portfolio Composition
Table 4—Scheduled Contractual Loan Amortization At December 31, 2002
Table 5—Nonperforming Assets
Table 6—Summary of Changes in the Allowance for Loan Losses
Table 7—Summary of Allocation of Allowance for Loan Losses
Table 8—Amortized Cost of Securities Held to Maturity
Table 9—Fair Value of Securities Available for Sale
Table 10—Amortized Cost of Securities Held to Maturity Amounts Maturing
Table 11—Fair Value of Securities Available for Sale Amounts Maturing
Table 12—Average Balances of Deposits
Table 13—Maturities of Time Certificate of Deposits Over $100,000
RESULTS OF OPERATIONS
Table 14—Average Balance, Interest Earned/Paid & Average Yields
Table 15—Volume Rate Analysis
Table 16—Non-Interest Income
Table 17—Non-Interest Expense
Table 18—Net Operating Earnings Reconcilement 2001 vs. 2000
Table 19—Interest Rate Sensitivity
Table 20—Capital Ratios for the Company and the Bank
Table 21—Contractual Obligations and Commitments by Maturity
  Item 7A. Quantitative and Qualitative Disclosures about Market Risk
  Item 8. Financial Statements and Supplementary Data
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF INCOME
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, and 2000
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  PART III
  Item 10. Directors and Executive Officers of Independent Bank Corp.
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders' Matters
  Item 13. Certain Relationships and Related Transactions
  Item 14. Controls and Procedures
  Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
  EXHIBIT INDEX
SIGNATURES
CERTIFICATIONS