Form 10-Q
period 2003-03-31
INDEPENDENT BANK CORP
filed 2003-05-12
CIK 776901

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

Commission File Number: 1-9047

Independent Bank Corp.

(Exact name of registrant as specified in its charter)

Massachusetts	04-2870273
(State or other jurisdiction of incorporation or organization)	I.R.S. Employer Identification No.)

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

As of May 1, 2003, there were 14,526,501 shares of the issuer’s common stock outstanding, par value $.01 per share.

PART 1. FINANCIAL INFORMATION
Item 1.  Financial Statements

INDEPENDENT BANK CORP.
CONSOLIDATED BALANCE SHEETS

(Unaudited, Dollars In Thousands, Except Share Amounts)	March 31, 2003	December 31, 2002

ASSETS
CASH AND DUE FROM BANKS	$73,716	$71,317
FEDERAL FUNDS SOLD & SHORT TERM INVESTMENTS	—	3,169
INVESTMENTS
Trading Assets	1,089	1,075
Securities Available for Sale	533,236	501,828
Securities Held to Maturity (fair value $145,131 and $152,566)	140,806	149,071
Federal Home Loan Bank Stock	19,988	17,036
TOTAL INVESTMENTS	695,119	669,010
LOANS
Commercial & Industrial	165,501	151,591
Commercial Real Estate	524,545	511,102
Residential Real Estate	294,960	281,452
Real Estate Construction	63,733	59,371
Consumer - Installment	314,776	323,501
Consumer - Other	110,505	104,585
TOTAL LOANS	1,474,020	1,431,602
LESS: ALLOWANCE FOR LOAN LOSSES	(21,924)	(21,387)
NET LOANS	1,452,096	1,410,215
BANK PREMISES AND EQUIPMENT, Net	30,657	30,872
GOODWILL	36,236	36,236
MORTGAGE SERVICING RIGHTS	2,172	2,039
BANK OWNED LIFE INSURANCE	37,596	37,133
OTHER REAL ESTATE OWNED	227	—
OTHER ASSETS	22,813	25,381
TOTAL ASSETS	$2,350,632	$2,285,372

LIABILITIES
DEPOSITS
Demand Deposits	$411,403	$429,042
Savings and Interest Checking Accounts	471,822	464,318
Money Market and Super Interest Checking Accounts	340,507	320,819
Time Certificates of Deposit over $100,000	98,985	101,835
Other Time Certificates of Deposits	366,098	372,718
TOTAL DEPOSITS	1,688,815	1,688,732
FEDERAL FUNDS PURCHASED AND ASSETS SOLD UNDER
REPURCHASE AGREEMENTS	55,042	58,092
TREASURY TAX AND LOAN NOTES	571	6,471
FEDERAL HOME LOAN BANK BORROWINGS	361,758	297,592
OTHER LIABILITIES	35,298	25,469
TOTAL LIABILITIES	$2,141,484	$2,076,356
COMMITMENTS AND CONTINGENCIES
CORPORATION-OBLIGATED MANDATORILY REDEEMABLE TRUST PREFERRED
SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY JUNIOR SUBORDINATED
DEBENTURES OF THE CORPORATION
Outstanding: 2,000,000 shares at March 31, 2003 and at December 31, 2002	$47,797	$47,774
STOCKHOLDERS’ EQUITY
PREFERRED STOCK, $.01 par value. Authorized: 1,000,000 Shares Outstanding: None	—	—
COMMON STOCK, $.01 par value. Authorized: 30,000,000 Issued: 14,863,821 Shares at March 31, 2003 and December 31, 2002.	149	149
TREASURY STOCK: 341,853 Shares at March 31, 2003 and 402,340 Shares at December 31, 2002.	(5,346)	(6,292)
TOTAL OUTSTANDING STOCK: 14,521,968 at March 31, 2003 and 14,461,481 at December 31, 2002
TREASURY STOCK SHARES HELD IN RABBI TRUST AT COST	(1,159)	(1,189)
DEFERRED COMPENSATION OBLIGATION	1,159	1,189
ADDITIONAL PAID IN CAPITAL	42,093	41,994
RETAINED EARNINGS	111,452	110,910
ACCUMULATED OTHER COMPREHENSIVE INCOME, NET OF TAX	13,003	14,481
TOTAL STOCKHOLDERS’ EQUITY	161,351	161,242
TOTAL LIABILITIES, MINORITY INTEREST IN SUBSIDIARIES, AND STOCKHOLDERS’ EQUITY	$2,350,632	$2,285,372

The accompanying notes are an integral part of these consolidated financial statements.

INDEPENDENT BANK CORP.

CONSOLIDATED STATEMENTS OF INCOME

	THREE MONTHS ENDED MARCH 31,
(Unaudited, Dollars In Thousands, Except Per Share Data)	2003	2002 (1)

Interest on Loans	$23,999	$24,521
Interest and Dividends on Securities	8,364	10,486
Interest on Federal Funds Sold and Short-Term Investments	—	45
Total Interest Income	32,363	35,052
INTEREST EXPENSE
Interest on Deposits	4,710	6,865
Interest on Borrowings	3,951	3,934
Total Interest Expense	8,661	10,799
Net Interest Income	23,702	24,253
PROVISION FOR LOAN LOSSES	930	1,200
Net Interest Income After Provision For Loan Losses	22,772	23,053
NON-INTEREST INCOME
Service Charges on Deposit Accounts	2,663	2,335
Investment Management Services	1,001	1,575
Mortgage Banking Income	1,396	1,001
BOLI Income	463	458
Net Gain on Sales of Securities	247	—
Other Non-Interest Income	655	610
Total Non-Interest Income	6,425	5,979
NON-INTEREST EXPENSES
Salaries and Employee Benefits	10,705	9,031
Occupancy and Equipment Expenses	2,407	2,248
Data Processing & Facilities Management	1,058	1,081
Other Non-Interest Expenses	4,241	4,927
Total Non-Interest Expenses	18,411	17,287
Minority Interest Expense	1,090	1,469
INCOME BEFORE INCOME TAXES	9,696	10,276
PROVISION FOR INCOME TAXES	7,266	3,432
NET INCOME	$2,430	$6,844
Less: Trust Preferred Issuance Cost Write-off (Net of Tax)	—	738
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$2,430	$6,106
BASIC EARNINGS PER SHARE	$0.17	$0.43
DILUTED EARNINGS PER SHARE	$0.17	$0.42

Weighted average common shares (Basic)	14,497,817	14,346,304
Common stock equivalents	161,463	245,505
Weighted average common shares (Diluted)	14,659,280	14,591,809

(1)          Reflects the restatement of the three months ended March 31, 2002 for the nonamortization of goodwill in accordance with SFAS No. 147.

The accompanying notes are an integral part of these consolidated financial statements.

INDEPENDENT BANK CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited - Dollars in Thousands, Except Share and Per Share Data)

	COMMON STOCK	TREASURY STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	OTHER ACCUMULATED COMPREHENSIVE INCOME	TOTAL
BALANCE DECEMBER 31, 2001	$149	$(8,369)	$43,633	$92,779	$5,069	$133,261
Net Income (1)				25,066		25,066
Cash Dividends Declared ($.48 per share)				(6,935)		(6,935)
Write-Off of Stock Issuance Costs, Net of Tax			(1,505)			(1,505)
Proceeds From Exercise of Stock Options		2,077	(564)			1,513
Tax Benefit on Stock Option Exercise			430			430
Change in Fair Value of Derivatives During Period					2,009	2,009
Change in Unrealized Gain on Securities Available For Sale, Net of Tax					7,403	7,403
BALANCE DECEMBER 31, 2002	$149	$(6,292)	$41,994	$110,910	$14,481	$161,242

BALANCE JANUARY 1, 2003	$149	$(6,292)	$41,994	$110,910	$14,481	$161,242
Net Income				2,430		2,430
Cash Dividends Declared ($.13 per share)				(1,888)		(1,888)
Proceeds From Exercise of Stock Options		946	32			978
Tax Benefit on Stock Option Exercise			67			67
Change in Fair Value of Derivatives During Period					(612)	(612)
Change in Unrealized Gain on Securities Available For Sale, Net of Tax					(866)	(866)
BALANCE MARCH 31, 2003	$149	$(5,346)	$42,093	$111,452	$13,003	$161,351

(1)          Reflects the restatement of the six months ended June 30, 2002 for the nonamotization of goodwill in accordance with SFAS No. 147.

The accompanying notes are an integral part of these consolidated financial statements.

INDEPENDENT BANK CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED MARCH 31,
(Unaudited- In Thousands)	2003	2002 (1)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$2,430	$6,844
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED FROM OPERATING ACTIVITIES:
Depreciation and amortization	1,471	1,335
Provision for loan losses	930	1,200
Deferred income tax benefit/ (expense)	1,115	(1,792)
Loans originated for resale	(75,562)	(43,892)
Proceeds from mortgage loan sales	65,767	40,457
Gain on sale of mortgages	(433)	(24)
Gain on sale of investments	(247)	—
Gain recorded from mortgage servicing rights, net of amortization	(133)	(292)
Changes in assets and liabilities:
Decrease/ (Increase) in other assets	2,263	(1,477)
Increase in other liabilities	8,659	7,065
TOTAL ADJUSTMENTS	3,830	2,580
NET CASH PROVIDED FROM OPERATING ACTIVITIES	6,260	9,424
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal repayments of Securities Held to Maturity	8,233	2,036
Proceeds from maturities and principal repayments and sales of Securities Available For Sale	115,650	63,786
Purchase of Securities Held to Maturity	—	(33,287)
Purchase of Securities Available For Sale	(148,835)	—
Purchase of Federal Home Loan Bank Stock	(2,952)	—
Net increase in Loans	(32,811)	(11,216)
Investment in Bank Premises and Equipment	(857)	(1,015)
NET CASH USED IN INVESTING ACTIVITIES	(61,572)	20,304
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in Time Deposits	(9,470)	(22,985)
Net increase in Other Deposits	9,553	54,808
Net (decrease) /increase in Federal Funds Purchased and Assets Sold Under Repurchase Agreements	(3,050)	2,695
Net increase/(decrease) in Federal Home Loan Bank Borrowings	64,166	(16,761)
Net decrease in Treasury Tax & Loan Notes	(5,900)	(4,239)
Redemption of corporation-obligated mandatorily redeemable trust preferred securities of subsidiary trust holding solely junior subordinated debentures of the Corporation	—	(25,000)
Proceeds from exercise of stock issuance	978	301
Dividends Paid	(1,735)	(1,576)
NET CASH PROVIDED/(USED IN) FROM FINANCING ACTIVITIES	54,542	(12,757)
NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(770)	16,971
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF PERIOD	74,486	72,967
CASH AND CASH EQUIVALENTS AS OF MARCH 31,	$73,716	$89,938
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the quarter for:
Interest on deposits and borrowings	$9,921	$10,241
Minority Interest	1,090	1,469
Income taxes	497	291
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Decrease in fair value of derivatives, net of tax	(281)	(373)
Loans transferred to OREO	227	—
Issuance of shares from Treasury Stock for the exercise of stock options	946	455
Write-off of unamortized Trust Preferred issuance costs upon redemption, net of tax	—	738

(1)          Reflects the restatement of the three months ended March 31, 2003 for the nonamortization of goodwill in accordance with SFAS No. 147.

The accompanying notes are an integral part of these consolidated financial statements.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -  BASIS OF PRESENTATION

Independent Bank Corp. (the “Company”) is a state chartered, federally registered bank holding company headquartered in Rockland, Massachusetts.  The Company is the sole stockholder of Rockland Trust Company (“Rockland” or “the Bank”), a Massachusetts trust company chartered in 1907.    The Company’s other subsidiaries are Independent Capital Trust III and Independent Capital Trust IV, each of which have issued trust preferred securities to the public.  Independent Capital Trust I and II were liquidated in 2002 upon redemption of their trust preferred securities.  The Bank’s subsidiaries consist of two Massachusetts securities corporations; RTC Securities Corp. and RTC Securities Corp. X, as well as South Shore Holdings, Ltd. (“South Shore Holdings”), a holding Company for Rockland Preferred Capital Corporation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included.  Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003 or any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission.

NOTE 2 -  STOCK BASED COMPENSATION

The Company has three stock option plans; the Amended and Restated 1987 Incentive Stock Option Plan (“The 1987 Plan”), the 1996 Non-employee Directors’ Stock Option Plan (“The 1996 Plan”) and the 1997 Employee Stock Option Plan (“The 1997 Plan”).  All three plans were approved by the board. The Company measures compensation cost for stock-based compensation plans as the difference between the exercise price of options granted and the fair market value of the Company’s stock at the grant date. Compensation cost is not recognized as the exercise price has historically equaled the grant date fair value of the underlying stock; however, the Company discloses pro forma net income and earnings per share in the notes to its consolidated financial statements as if compensation was measured at the date of grant based on the fair value of the award and recognized over the service period.

Had the Company recognized compensation cost for these plans determined as the fair market value of the Company’s stock at the grant date and recognized over the service period, the Company’s net income available to common stockholders and earnings per share would have been reduced to the following pro forma amounts:

Quarters Ended March 31,		2003	2002
Net Income Available to Common Stockholders:
	As Reported (000’s)	$2,430	$6,106
	Pro Forma (000’s)	$2,142	$5,979

Basic EPS:	As Reported	$0.17	$0.43
	Pro Forma	$0.15	$0.42

Diluted EPS:	As Reported	$0.17	$0.42
	Pro Forma	$0.15	$0.41

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model.  Annual grant dates for the 1997 plan and the 1996 plan are in December and April, respectively, consequently full year 2002 assumptions are shown below.  On an exception basis, grants are made to new employees that meet plan specifications.  The following weighted average assumptions were used for grants under the 1997 and 1996 plans:

	1997 Plan		1996 Plan
Risk Free Interest Rate
March 31, 2003	2.33%	(1)	N/A	(2)
Fiscal Year 2002	2.88%		4.52%

Expected Dividend Yields
March 31, 2003	2.13%	(1)	N/A	(2)
Fiscal Year 2002	2.05%		1.77%

Expected Lives
March 31, 2003	3 years	(1)	N/A	(2)
Fiscal Year 2002	3 years		3.5 years

Expected Volatility
March 31, 2003	33%	(1)	N/A	(2)
Fiscal Year 2002	33%		33%

(1)          On January 9, 2003, 50,000 options were granted from the 1997 plan to the new President and Chief Executive Officer.  The risk free rate, the expected dividend yield, expected life and expected volatility for this grant was determined on January 9, 2003. The normal annual grant of 1997 Plan options is expected to occur in December of 2003 upon which a risk free interest rate, expected dividend yield, expected life and expected volatility will be determined for those grants.

(2)          The 1996 plan option grant assumptions for 2003 will be determined upon normal option grants in April 2003.

NOTE 3 – RECENT ACCOUNTING DEVELOPMENTS

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”  SFAS No. 148 amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  Companies are able to eliminate a “ramp-up” effect that the SFAS No. 123 transition rule creates in the year of adoption and allows companies to elect a method that will provide for comparability amongst years reported.  In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the fair value based method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The Company is currently considering the adoption of fair value based compensation of stock options, and if the Company does elect to adopt such accounting, the potential impact can be seen within Note 2; “Stock Based Compensation.”

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,”  resulting in more consistent reporting of contracts as either derivatives or hybrid instruments. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and should be applied prospectively.  Implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003 should continue to be applied in accordance with their respective effective dates. The Company is currently assessing the impacts of this statement on its financial statements.

NOTE 4 -  GOODWILL AND INTANGIBLES

On January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.”  This statement addresses the method of identifying goodwill and other intangible assets acquired in a business combination and eliminated further amortization of non-SFAS No. 72, “Accounting for Certain Acquisitions of Banking or Thrift Institutions,” goodwill, subject to annual evaluation of goodwill balances for impairment, or more often in certain circumstances. The Company has total goodwill that meets the criteria of SFAS No. 142 of $761,000 at March 31, 2003 from the acquisitions of Middleboro Trust Company in January 1986 and Pawtucket Trust Company in May 1994.

On October 1, 2002, the FASB released SFAS No. 147, “Acquisitions of Certain Financial Institutions.” The statement allows for financial institutions that have certain unidentifiable intangible assets that arose from business combinations where the fair value of liabilities assumed exceeded the fair value of assets acquired (or SFAS No. 72 assets) to reclassify these assets to goodwill as of the later of the date of acquisition or the application date of SFAS No. 142, January 1, 2002. The reclassified goodwill is accounted for and reported prospectively as goodwill under SFAS No.142. Any previously recognized amortization of such reclassified unidentified intangible asset that was recorded subsequent to the adoption of SFAS No. 142 is restated to the application date of SFAS No. 142, January 1, 2002.  The reclassified goodwill is subject to the impairment provisions of SFAS No. 142.

The following schedule is a reconcilement of reported net income and earnings per share including intangible asset amortization for the three months ended March 31, 2002 to restate net income and earnings per share excluding intangible asset amortization and net income and earnings per share for the three months ended March 31, 2003:

Reconcilement of Reported Net Income

	For the Quarter Ended
	March 31, 2003	March 31, 2002
Net Income Reported	$2,430	$6,401
Diluted Earnings Per Share (1)	$0.17	$0.39

Intangible Asset Amortization, Net of Tax	$0	$443
Impact on Diluted Earnings Per Share	$0.00	$0.03

Net Income Adjusted	$2,430	$6,844
Diluted Earnings Per Share (1)	$0.17	$0.42

(1)          Net Income shown above does not include the write-off of trust preferred issuance costs which are included in the calculation of Earnings Per Share.

NOTE 5 -    REAL ESTATE INVESTMENT TRUST (“REIT”) RETROACTIVE TAXATION

During the first quarter ending March 31, 2003, the Company recorded a $4.1 million charge against the current provision for income taxes to establish a tax accrual for a liability arising from a retroactive change to Massachusetts tax law. The Governor of Massachusetts signed legislation on March 5, 2003 which declares that the dividends which Massachusetts financial institutions receive from a real estate investment trust subsidiary, or “REIT,” are subject to state taxation, retroactive to 1999.  The Bank has had a REIT in its corporate structure for each of the tax years that the new law retroactively impacts.  The charge includes interest and is net of applicable tax benefits.  The Company believes the retroactive nature of the change in tax law is unconstitutional and is reviewing the new legislation with its legal counsel and tax advisors to evaluate possible courses of action. The Company will continue to accrue for any additional potential interest on this tax liability.

NOTE 6 -  EARNINGS PER SHARE

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that share in the earnings of the entity.

During the three months ending March 31, 2002, the Company wrote-off stock issuance costs associated with Independent Capital Trust II upon its liquidation.  These costs of $738,000, net of tax, were directly charged to equity in accordance with Generally Accepted Accounting Principles (“GAAP”).  Although these amounts did not impact net income, they are included in the calculation of EPS.  Therefore, the calculation of EPS in 2002 is determined by dividing net income available to common stockholders, which includes the write-off of stock issuance costs, by the weighted average number of common shares outstanding for the period.

Earnings per share consisted of the following components for three months ended March 31, 2003 and 2002:

	Net Income
	2003	2002 (1)
	(In Thousands)
Net Income	$2,430	$6,844
Less: Trust preferred issuance costs write-off after tax	—	738
Net Income Available for Common Stockholders	$2,430	$6,106

	Weighted Average Shares		Net Income Available To Common Stockholders Per Share
	2003	2002	2003	2002 (1)
Basic EPS	14,497,817	14,346,304	$0.17	$0.43
Effect of dilutive securities	161,463	245,505	$—	$0.01
Diluted EPS	14,659,280	14,591,809	$0.17	$0.42

(1)                                  Reflects the restatement of the three months ended March 31, 2002 for the nonamortization of goodwill in accordance with SFAS No. 147.

Options to purchase common stock with an exercise price greater than the average market price of common shares for the period are excluded from the calculation of diluted earnings per share, as their effect on earnings per share would be antidilutive.  For the three months ended March 31, 2003, there were 183,381 shares excluded from the calculation of diluted earnings per share.  No shares were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2002.

NOTE 7 -  REDEMPTION/ISSUANCE OF TRUST PREFERRED SECURITIES

On December 11, 2001, the Company issued, through Independent Capital Trust III, 1,000,000 shares of 8.625% Trust Preferred Securities, $25 face value, due December 31, 2031 but callable at the option of the Company on or after December 31, 2006.  On January 31, 2002, the Company used the net proceeds from the transaction to call the 1,000,000 shares of 11% Trust Preferred Securities issued by Independent Capital Trust II.  Upon redemption of the 11% Trust Preferred Securities, the Company wrote-off the associated unamortized issuance costs ($738,000, net of tax) through a charge to equity. This charge, which did not impact net income, is included in the calculation of earnings per share available to common stockholders.

The Company expects the refinancing of the 11% Trust Preferred Security issuance to reduce annual pre-tax minority interest expense by approximately $594,000.

On April 12, 2002, the Company issued, through Independent Capital Trust IV, 1,000,000 shares of 8.375% Trust Preferred Securities, $25 face value, due April 30, 2007. On May 20, 2002, the Company used the net proceeds from the transaction to call the 1,150,000 shares of 9.28% Trust Preferred Securities issued by Independent Capital Trust I. Upon redemption of the 9.28% Trust Preferred Securities, the Company wrote-off the associated unamortized issuance cost of $767,000, net of tax, through a direct charge to equity. The write-off of these unamortized costs will also be included in the calculation of earnings per share. The Company expects the refinancing of the 9.28% Trust Preferred Security issuance to reduce annual pre-tax minority interest expense by approximately $574,000.

NOTE 8 -  COMPREHENSIVE INCOME

Information on the Company’s comprehensive income, presented net of taxes, is set forth below for the three months ended March 31, 2003 and March 31, 2002.

Comprehensive income is reported net of taxes, as follows:

(Unaudited, In Thousands)

	FOR THE THREE MONTHS ENDED
	MARCH 31, 2003	MARCH 31, 2002
Net Income	$2,430	$6,844 (1)
Other Comprehensive Loss, Net of Tax:
Decrease in unrealized gains on securities available for sale, net of tax of $678 and $328, respectively.	(658)	(523)
Less: reclassification adjustment for realized gains included in net earnings, net of tax of $136 and $0, respectively	(208)	—
Net change in unrealized gain on securities available for sale , net of tax of $814 and $328, respectively	(866)	(523)

Decrease in fair value of derivatives, net of tax of $150 and $201, respectively	(281)	(373)
Less: reclassification of realized gains on derivatives, net of tax of $240 and $0, respectively	(331)	—
Net change in fair value of derivatives, net of tax of $390 and $201, respectively	(612)	(373)

Other Comprehensive Loss	(1,478)	(896)
Comprehensive Income	$952	$5,948

(1)          Reflects the restatement of the three months ended March 31, 2002 for the nonamortization of goodwill in accordance with SFAS No. 147.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements, notes and tables included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed with the Securities and Exchange Commission.  The discussion may contain certain forward-looking statements regarding the future performance of the Company.  All forward-looking information is inherently uncertain and actual results may differ materially from the assumptions, estimates or expectations reflected or contained in the forward-looking information.

Cautionary Statement Regarding Forward-Looking Statements

A number of the presentations and disclosures in this Form 10-Q, including, without limitation, statements regarding the level of allowance for loan losses, the rate of delinquencies and amounts of charge-offs, and the rates of loan growth, and any statements preceded by, followed by or which include the words “may,” “could,” “should,” “will,” “would,” “hope,” “might,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “assume” or similar expressions constitute forward-looking statements.

These forward-looking statements, implicitly and explicitly, include the assumptions underlying the statements and other information with respect to our beliefs, plans, objectives, goals, expectations, anticipations, estimates, intentions, financial condition, results of operations, future performance and business, including our expectations and estimates with respect to our revenues, expenses, earnings, return on equity, return on assets, efficiency ratio, asset quality and other financial data and capital and performance ratios.

Although we believe that the expectations reflected in our forward-looking statements are reasonable, these statements involve risks and uncertainties that are subject to change based on various important factors (some of which are beyond our control).  The following factors, among others, could cause our financial performance to differ materially from our goals, plans, objectives, intentions, expectations and other forward-looking statements:

•                                          the strength of the United States economy in general and the strength of the regional and local economies within the New England region and Massachusetts;

•                                          adverse changes in the local real estate market, as most of the Company’s loans are concentrated in Southeastern Massachusetts and a substantial portion of these loans have real estate as collateral;

•                                          the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System;

•                                          inflation, interest rate, market and monetary fluctuations;

•                                          adverse changes in asset quality and the resulting credit risk-related losses and expenses;

•                                          our timely development of new products and services in a changing environment, including the features, pricing and quality of our products and services compared to the products and services of our competitors;

•                                          the willingness of users to substitute competitors’ products and services for our products and services;

•                                          the impact of changes in financial services policies, laws and regulations, including laws, regulations and policies concerning taxes, banking, securities and insurance, and the application thereof by regulatory bodies;

•                                          technological changes;

•                                          changes in consumer spending and savings habits; and

•                                          regulatory or judicial proceedings.

If one or more of the factors affecting our forward-looking information and statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements contained in this Form 10-Q.  Therefore, we caution you not to place undue reliance on our forward-looking information and statements.

We do not intend to update our forward-looking information and statements, whether written or oral, to reflect change.  All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

OVERVIEW

The Company’s total assets increased $65.3 million, or 2.9%, from December 31, 2002 to a total of $2.4 billion at March 31, 2003. The investment portfolio increased by $26.1 million, or 3.9%, to $695.1 million at March 31, 2003 as compared to fiscal year-end 2002. Loans increased $42.4 million, or 3.0%, during the first quarter 2003. At March 31, 2003, total deposits remained relatively consistent as compared to December 31, 2002 at $1.7 billion; however, the mix of deposits changed with an increase in core deposits of $9.6 million, or 0.8%, and a decrease in time deposits of $9.5 million, or 2.0%.

Net income for the quarter ended March 31, 2003 was $2.4 million, a decrease of $4.4 million, or 64.5%, from the quarter ended March 31, 2002. Diluted earnings per share were $0.17, a 59.5% decrease compared to $0.42 for the same period last year.  The decrease in net income and earnings per share is primarily a result of a previously disclosed $4.1 million charge to earnings, required as a result of a retroactive change to Massachusetts tax law as discussed in footnote 5 to the Condensed Notes to Consolidated Financial Statements. The first quarter 2003 results also reflect a decrease in net interest income of $551,000, or 2.3%, an increase in non-interest income of $446,000, or 7.5%, and an increase in non-interest expense of $1.1 million, or 6.5%.

FINANCIAL POSITION

Loan Portfolio  Total loans increased by $42.4 million, or 3.0%, during the three months ended March 31, 2003.  The increases were mainly in commercial and industrial, residential real estate and commercial real estate loans, which increased $13.9 million, or 9.2%, $13.5 million, or 4.8% and $13.4 million or 2.6%, respectively.  Consumer loans decreased $2.8 million, or 0.7%, which is primarily due to a decrease in indirect auto loans.

Asset Quality  As a general rule, a commercial or real estate loan more than 90 days past due with respect to principal or interest is classified as a nonaccrual loan.  Income accruals are suspended on all nonaccrual loans and all previously accrued and uncollected interest is reversed against current income.  A loan remains on nonaccrual status until it becomes current with respect to principal and interest, when the loan is liquidated, or when the loan is determined to be uncollectible and is charged-off against the allowance for loan losses.  As permitted by banking regulations, consumer loans and home equity loans past due 90 days or more continue to accrue interest.  In addition, certain commercial and real estate loans that are more than 90 days past due may be kept on an accruing status if the loan is well secured and in the process of collection.

Nonperforming assets are comprised of nonperforming loans and Other Real Estate Owned (“OREO”).  Nonperforming loans consist of nonaccrual loans and loans that are more than 90 days past due but still accruing interest.  OREO includes properties held by the Bank as a result of foreclosure or by acceptance of a deed in lieu of foreclosure.  The Company’s strong underwriting guidelines and resilient local economy continue to result in very strong asset quality.   Nonperforming assets totaled $4.1 million at March 31, 2003 (0.18% of total assets), as compared to the $3.1 million (0.13% of total assets) reported at December 31, 2002.  The Company’s total allowances for loan losses (including the credit quality discount of $0.5 million at both March 31, 2003 and December 31, 2002, which is discussed under “Allowance for Loan Losses” below), as a percentage of the loan portfolio was 1.52% at March 31, 2003 and 1.53% at December 31, 2002.  The Bank held $227,000 in OREO property on March 31, 2003.

The following table sets forth information regarding nonperforming assets held by the Company at the dates indicated.

Table 1  -  Nonperforming Assets / Loans

(Dollars In Thousands)

	As of March 31, 2003	As of December 31, 2002	As of March 31, 2002

Loans accounted for on a nonaccrual basis (1)
Commercial & Industrial	$1,368	$300	$360
Real Estate - Commercial Mortgage	672	1,320	1,316
Real Estate - Residential Mortgage	960	533	904
Consumer Installment	635	663	413
Total	$3,635	$2,816	$2,993

Loans past due 90 days or more but still accruing
Real Estate - Residential Mortgage	$—	$—	$—
Consumer Installment	198	220	184
Consumer Other	79	41	151
Total	$277	$261	$335

Total nonperforming loans	$3,912	$3,077	$3,328

Other real estate owned	227	—	—
Total nonperforming assets	$4,139	$3,077	$3,328

Restructured loans	$487	$497	$496

Nonperforming loans as a percent of gross loans	0.27%	0.21%	0.25%

Nonperforming assets as a percent of total assets	0.18%	0.13%	0.15%

(1)          There were no restructured nonaccruing loans at March 31, 2003 and December 31, 2002 and $0.1 million restructured nonaccruing loans at March 31, 2002.

In the course of resolving nonperforming loans, the Bank may choose to restructure the contractual terms of certain commercial and real estate loans.  Terms may be modified to fit the ability of the borrower to repay in line with its current financial status. It is the Bank’s policy to maintain restructured loans on nonaccrual status for approximately six months before management considers its return to accrual status.  At March 31, 2003, the Bank had $0.5 million of restructured loans.  Also at March 31, 2003, the Bank had 2 potential problem loans not included in nonperforming loans with an outstanding balance of $1.5 million.

Real estate acquired by the Bank through foreclosure proceedings or the acceptance of a deed in lieu of foreclosure is classified as OREO.  When property is acquired, it is recorded at the lesser of the loan’s remaining principal balance or the estimated fair value of the property acquired, less estimated costs to sell.  Any loan balance in excess of the estimated fair value less estimated costs to sell on the date of transfer is charged to the allowance for loan losses on that date.  All costs incurred thereafter in maintaining the property, as well as subsequent declines in fair value, are charged to non-interest expense.

Interest income that would have been recognized for the three months ended March 31, 2003 and March 31, 2002, if nonperforming loans at the respective dates had been performing in accordance with their original terms, approximated $55,000 and $64,000, respectively.  The actual amount of interest that was collected on nonaccrual and restructured loans during the three months ended March 31, 2003 and March 31,2002 and included in interest income was approximately $10,000 for both periods.

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual, consumer, or residential loans for impairment disclosures.  At March 31, 2003 and December 31, 2002, impaired loans were $2.5 million and $2.1 million, respectively, which include all commercial real estate loans and commercial and industrial loans on nonaccrual status and restructured loans.

Allowance For Loan Losses While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on increases in nonperforming loans, changes in economic conditions, or for other reasons.  Various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses.  Federal Reserve regulators examined the Company in the first quarter of 2002 and the Bank was most recently examined by the Federal Deposit Insurance Corporation, (“FDIC”), in the first quarter of 2003.  No additional provision for loan losses was required as a result of these examinations.  As of March 31, 2003, the allowance for loan losses totaled $21.9 million as compared to $21.4 million at December 31, 2002.  Based on the analyses described above, management believes that the level of the allowance for loan losses at March 31, 2003 is adequate.

The allowance for loan losses is maintained at a level that management considers adequate to provide for potential loan losses based upon an evaluation of known and inherent risks in the loan portfolio.  The allowance is increased by provisions for loan losses and by recoveries of loans previously charged-off and reduced by loans charged-off.  In 2000, the Bank established a separate “credit quality discount” as a reduction of the loan balances acquired from FleetBoston Financial. Credit quality discount is a separate allowance that was established for the acquired loan balances.  The credit quality discount is amortized over the remaining average life of the loans purchased and amortized into interest income proportionately with the loan balances. The level of credit quality discount was $0.5 million at both March 31, 2003 and December 31, 2002.

Including the credit quality discount, the total allowances for loan losses was $22.4 million at March 31, 2003 compared to $21.9 million at December 31, 2002.

As of March 31, 2003, the allowance for loan losses as a percentage of total loans remained consistent with December 31, 2002 at 1.49%.  At March 31, 2003, the allowance for loan loss covered nonperforming loans 5.6 times.  As of March 31, 2003, the total allowance for loan losses (including the credit quality discount described above) represented 1.52% of loans, as compared to 1.53% at December 31, 2002.

The following table summarizes changes in the allowance for loan losses and other selected statistics for the periods presented:

Table 2  -  Summary of Changes in the Allowance for Loan Losses

	Quarter to Date
	March 31, 2003	December 31, 2002	September 30, 2002	June 30, 2002	March 31, 2002
	(Dollars in Thousands)
Average total loans	$1,448,261	$1,395,325	$1,352,826	$1,329,834	$1,303,802
Allowance for loan losses, beginning of quarter	$21,387	$20,836	$19,953	$19,080	$18,190
Charged-off loans:
Commercial & industrial	—	59	—	48	27
Real estate - commercial	—	—	—	—	—
Real estate - residential	—	—	—	—	—
Real estate - construction	—	—	—	—	—
Consumer - installment	574	530	458	463	507
Consumer - other	60	98	83	125	67
Total charged-off loans	634	687	541	636	601
Recoveries on loans previously charged-off:
Commercial & industrial	149	58	142	219	209
Real estate - commercial	1	—	1	—	1
Real estate - residential	—	—	—	—	—
Real estate - construction	—	—	—	—	—
Consumer - installment	78	104	58	72	52
Consumer - other	13	26	23	18	29
Total recoveries	241	188	224	309	291
Net loans charged-off	393	499	317	327	310
Provision for loan losses	930	1,050	1,200	1,200	1,200
Allowance for loan losses, end of period	$21,924	$21,387	$20,836	$19,953	$19,080
Credit quality discount on acquired loans	467	518	587	705	765
Total allowances for loan losses, end of quarter	$22,391	$21,905	$21,423	$20,658	$19,845

Net loans charged-off as a percent of average total loans	0.03%	0.04%	0.02%	0.02%	0.02%

Allowance for loan losses as a percent of total loans	1.49%	1.49%	1.50%	1.48%	1.45%

Allowance for loan losses as a percent of nonperforming loans	560.43%	695.06%	567.12%	672.27%	573.32%
Total allowances for loan losses as a percent of total loans (including credit quality discount)	1.52%	1.53%	1.55%	1.54%	1.51%
Total allowance for loan losses as a percent of nonperforming loans (including credit quality discount)	572.37%	711.89%	583.10%	696.02%	596.30%
Net loans charged-off as a percent of allowance for loan losses	1.79%	2.33%	1.52%	1.64%	1.62%
Recoveries as a percent of charge-offs	38.01%	27.37%	41.40%	48.58%	48.42%

The allowance for loan losses is allocated to various loan categories as part of the Bank’s process of evaluating its adequacy. The allocated amount of allowance was $17.32 million at March 31, 2003, up from $16.96 million at December 31, 2002.  The distribution of allowances allocated among the various loan categories was comparable to the distribution as of December 31, 2002.  Increases in the amounts allocated were observed in all loan type categories except Consumer - Installment, which decreased slightly. These changes are attributed to changes in portfolio balances outstanding and the results of recent assessments of the loan portfolio.

The following table summarizes the allocation of the allowance for loan losses for the dates indicated:

Table 3  -  Summary of Allocation of the Allowance for Loan Losses

(Dollars - In Thousands)

	AT MARCH 31, 2003			AT DECEMBER 31, 2002
	Allowance Amount	Credit Quality Discount	Percent of Loans In Category To Total Loans	Allowance Amount	Credit Quality Discount	Percent of Loans In Category To Total Loans
Allocated Allowances:
Commercial & Industrial	$3,547	$9	11.2%	$3,435	$10	10.6%
Commercial Real Estate	8,106	404	35.6%	7,906	419	35.7%
Residential Real Estate	676	38	20.0%	649	63	19.7%
Real Estate Construction	1,230	—	4.3%	1,196	—	4.1%
Consumer - Installment	2,943	13	21.4%	3,008	22	22.6%
Consumer - Other	818	3	7.5%	765	4	7.3%
Non-specific Allowance	4,604	—	NA	4,428	—	NA

Total Allowance for Loan Losses	$21,924	$467	100.0%	$21,387	$518	100.0%

A portion of the allowance for loan losses is not allocated to any specific segment of the loan portfolio.  This non-specific allowance is maintained for two primary reasons:  (a.) there exists an inherent subjectivity and imprecision to the analytical processes employed and (b.) the prevailing business environment, as it is affected by changing economic conditions and various exogenous factors, may impact the portfolio in ways currently unforeseen.

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

Due to the imprecise nature of the loan loss estimation process and ever changing conditions, these risk attributes may not be adequately captured in data related to the formula-based loan loss components used to determine allocations in the Bank’s analysis of the adequacy of the allowance for loan losses.  Management, therefore, has established and maintains a non-specific allowance for loan losses.  The amount of non-specific allowance was $4.6 million at March 31, 2003, compared to $4.4 million at December 31, 2002.

Management increased the measurement imprecision allocation primarily based on concerns over how the overall weakening of the national economy may affect borrowers in its loan portfolio. Through the fiscal year ending 2002 and through the first quarter ending March 31, 2003, the general state of the U.S. economy has exhibited well publicized weaknesses such as lackluster growth and rising rates of unemployment. National economic conditions notwithstanding, the reported slowdown of economic activity has not yet had a significant effect on the overall credit quality or incidence of default within the Bank’s loan portfolio. Management, nonetheless, increased the measurement imprecision allocation of loan loss allowance by $176,000 during the first quarter ending March 31, 2003 based upon its belief that some of the Bank’s customer base may lag behind larger national firms with respect to the effects of a recession.

Equity to Assets Ratio  The ratio of equity to assets is 6.86% at March 31, 2003 and 7.06% at December 31, 2002.

Investments  Total investments increased $26.1 million, or 3.9%, to $695.1 million at March 31, 2003 from December 31, 2002, attributable to increases in the available for sale portfolio.  Purchases were concentrated in mortgage backed securities collateralized by 10 and 15 year mortgages, and to a lesser extent insured municipal securities.  Increases in the available for sale portfolio were partially offset by a decrease in the held to maturity portfolio due to sales and maturities.

Deposits  Total deposits of $1.7 billion at March 31, 2003 stayed consistent since year-end 2002. However, core deposits increased by $9.6 million, or 0.8%, which enabled the Company to reduce the balance of more expensive time deposits by $9.5 million, or 2.0%, contributing to a reduction in its overall cost of funds from 2.26% to 2.09% from the fourth quarter 2002 to the first quarter 2003.

Borrowings  Total borrowings increased $55.2 million, or 15.2%, to $417.4 million at March 31, 2003 from December 31, 2002.  Short term borrowings were increased to fund the Company’s asset growth.

Corporation-Obligated Mandatorily Redeemable Trust Preferred Securities  In December 2001, the Company issued trust preferred securities through Independent Capital Trust III (“Trust III”), the proceeds of which were used to redeem in full on January 31, 2002, higher rate securities issued through Independent Capital Trust II (“Trust II”). As the low interest rate environment continued into 2002, the Company issued trust preferred securities through Independent Capital Trust IV (“Trust IV”) on April 12, 2002, the proceeds of which were used to redeem in full on May 20, 2002, the higher rate securities issued through Independent Capital Trust I (“Trust I”). Therefore, Trust I and II were liquidated in 2002.  The remaining issuance costs related to the issuance of Trust I and Trust II of $738,000, net of tax, and $ 767,000, net of tax, respectively, were written-off as a direct charge to equity. The Company expects the refinancing of the Trust Preferred Security issuances of Trust II and Trust I to reduce the Company’s annual pre-tax minority interest expense by approximately $594,000 and $574,000, respectively.

The interest expense associated with the trust preferred securities is reported as minority interest expense on the Consolidated Statements of Income and were $1.1 million and $1.5 million for the quarters ending March 31, 2003 and 2002, respectively.

In November of 2002, the FASB directed its staff to draft a statement to be issued in May 2003 to establish standards for issuers’ classification of liabilities in the statement of financial position of financial instruments that have characteristics of both liabilities and equity. If this statement is adopted as currently written, the Company will be required to reclassify its Corporation-Obligated Mandatorily Redeemable Trust Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures of the Corporation to borrowings. Currently, the trust preferred securities, or junior subordinated debentures, are classified as a separate line item between total liabilities and stockholders’ equity on the consolidated balance sheet. In addition, the interest cost on the trust preferred securities, which is currently considered minority interest on the consolidated statement of income, will become interest on borrowings. There will be no impact to the results of operations.

Stockholders’ Equity   Stockholders’ equity as of March 31, 2003 totaled $161.4 million as compared to $161.2 million at December 31, 2002.

RESULTS OF OPERATIONS

Summary of Results of Operations  The Company reported net income of $2.4 million for the first quarter 2003 as compared with net income of $6.8 million for the first quarter of 2002.  Diluted earnings per share were $0.17 for the three months ended March 31, 2003, compared to $0.42 per share for the prior year’s quarter.  As recently announced, a $4.1 million charge to earnings, required due to a retroactive change to Massachusetts tax law, was the primary reason for the decrease in first quarter net income as discussed in greater detail in footnote 5 to the Condensed Notes to Consolidated Financial Statements.  That charge resulted in a $0.28 per share decrease in this quarter’s earnings.

Earnings per share for the quarter ending March 31, 2002 was impacted by a direct charge to equity for the write-off of issuance costs associated with the redemption of the trust preferred securities of $738,000. The charge, although not included in net income, is included in the calculation of earnings per share.

Net Interest Income  The amount of net interest income is affected by changes in interest rates and by volume and mix of interest earning assets and interest bearing liabilities.

On a fully tax equivalent basis, net interest income for the first quarter of 2003 decreased $525,000 to $24.1 million, or 2.1%, as compared to the first quarter of 2002.  The Company’s net interest margin decreased to 4.52% for the first quarter of 2003 from 4.90% in the first quarter of 2002.  The compression in the net interest margin can be attributed to the repricing of assets at historically low levels without a proportional decrease in rates paid on deposits and borrowings.  The Company’s interest rate spread (the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities) decreased by 29 basis points to 4.05% during the first quarter of 2003 as compared to the first quarter of 2002.   Management anticipates that the net interest margin and interest rate spread will continue to contract in the coming months as the uncertainty of global events and a weak economy continue to suppress interest rates.  Management continues its focus on long-term earnings growth and maintains a disciplined approach to asset generation in this low rate environment.  Loan generation has focused on adjustable rate or short-term fixed rate products and investment purchases are generally short-term with limited extension risk.  The Bank’s loan portfolio grew by $160.7 million from March 31, 2002 to March 31, 2003. Adjustable rate loan products grew by $164.3 million from March 31, 2002 to March 31, 2003, while the fixed rate loan portfolio decreased by $3.6 million during the same period.

The following table presents the Company’s average balances, net interest income, interest rate spread, and net interest margin for the three months ending March 31, 2003 and March 31, 2002.  Non-taxable income from loans and securities is presented on a fully tax equivalent basis, whereby tax exempt income is adjusted upward by an amount equivalent to the prevailing federal income taxes that would have been paid if income had been fully taxable.

Table 4 -  Average Balance, Interest Earned/Paid & Average Yields

(Unaudited - Dollars in Thousands)

FOR THE THREE MONTHS ENDED MARCH 31,	AVERAGE BALANCE 2003	INTEREST EARNED/ PAID 2003	AVERAGE YIELD 2003	AVERAGE BALANCE 2002 (3)	INTEREST EARNED/ PAID 2002	AVERAGE YIELD 2002

Interest-earning Assets:
Federal Funds Sold and Assets Purchased Under Resale Agreement	$50	$—	—	$9,063	$45	1.99%
Trading Assets	1,075	14	5.21%	1,150	3	1.04%
Taxable Investment Securities	628,049	7,700	4.90%	643,132	9,857	6.13%
Non-taxable Investment Securities (1)	56,759	985	6.94%	54,487	948	6.96%
Loans (1)	1,448,261	24,074	6.65%	1,303,802	24,583	7.54%
Total Interest-Earning Assets	$2,134,194	$32,773	6.14%	$2,011,634	$35,436	7.05%
Cash and Due from Banks	62,441			58,520
Other Assets	99,716			103,173
Total Assets	$2,296,351			$2,173,327

Interest-bearing Liabilities:
Savings and Interest Checking Accounts	$452,875	$511	0.45%	$409,464	$828	0.81%
Money Market & Super Interest Checking Accounts	332,601	1,041	1.25%	271,818	1,314	1.93%
Time Deposits	468,486	3,158	2.70%	527,944	4,723	3.58%
Federal Funds Purchased and Assets Sold Under Repurchase Agreement	55,838	138	0.99%	67,677	193	1.14%
Treasury Tax and Loan Notes	2,458	3	0.49%	5,248	16	1.22%
Federal Home Loan Bank borrowings	347,776	3,810	4.38%	309,379	3,725	4.82%
Total Interest-Bearing Liabilities	$1,660,034	$8,661	2.09%	$1,591,530	$10,799	2.71%
Demand Deposits	399,030			364,531

Corporation Obligated Mandatorily Redeemable Trust Preferred Securities of SubsidiaryTrust Holding Solely Junior Subordinated Debentures of the Corporation	47,782			59,394
Other Liabilities	25,069			21,791
Total Liabilities	$2,131,915			$2,037,246
Stockholders’ Equity	164,436			136,081
Total Liabilities and Stockholders’ Equity	$2,296,351			$2,173,327

Net Interest Income		$24,112			$24,637

Interest Rate Spread (2)			4.05%			4.34%

Net Interest Margin (2)			4.52%			4.90%

(1)          The total amount of adjustment to present interest income and yield on a fully tax-equivalent basis is $410 and $384 for the three months ended March 31, 2003 and 2002, respectively. Also, non-accrual loans have been included in the average loan category; however, unpaid interest on non-accrual loans has not been included for purposes of determining interest income.

(2)          Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.  Net interest margin represents annualized net interest income as a percent of average interest-earning assets.

(3)          Reflects the restatement of the three months ended March 31, 2002 for the nonamortization of goodwill in accordance with SFAS No. 147.

The average balance of interest-earning assets for the first quarter of 2003 amounted to $2.1 billion, an increase of $122.6 million, or 6.1%, from the comparable time frame in 2002.  Average loans increased by $144.5 million, or 11.1%.  Average investments decreased by $12.8 million, or 1.8%.  Income from interest-earning assets amounted to $32.8 million for the three months ended March 31, 2003, a decrease of $2.7 million, or 7.5%, from the three months ended March 31, 2002.  The yield on interest earning assets was 6.14% in 2003 compared to 7.05% in 2002.

The average balance of interest-bearing liabilities for the first quarter of 2003 was $1.7 billion, or 4.3% higher than the comparable 2002 time frame.  Average interest bearing deposits were higher by $44.7 million, or 3.7%, at March 31, 2003 compared to the same period last year.  For the three months ended March 31, 2003, average borrowings were $406.1 million, representing an increase of $23.8 million or 6.2% from the three months ended March 31, 2002.  Notwithstanding the increase in the average balance of interest-bearing liabilities, interest expense decreased by $2.1 million, or 19.8%, to $8.7 million in the first quarter of 2003 as compared to the same period last year.  The cost of funds was 2.09% in 2003 compared to 2.71% in 2002.

The following table presents certain information on a fully tax-equivalent basis regarding changes in the Company’s interest income and interest expense for the periods indicated.  For each category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to (1) changes in rate (change in rate multiplied by old volume), (2) changes in volume (change in volume multiplied by old rate) and (3) changes in volume/rate (change in volume multiplied by change in rate).

Table 5 - Volume Rate Analysis

	Three Months Ended March 31, 2003 Compared to 2002				Three Months Ended March 31, 2002 Compared to 2001
	Change Due to Rate	Change Due to Volume	Change Due to Volume/ Rate	Total Change	Change Due to Rate	Change Due to Volume	Change Due to Volume/ Rate	Total Change
	(In Thousands)				(In Thousands)
Income on interest-earning assets:
Federal funds sold	$(45)	$(44)	$44	$(45)	$(96)	$(25)	$16	$(105)
Taxable securities	(1,972)	(231)	46	(2,157)	(1,339)	1,554	(210)	5
Non-taxable securities (1)	(3)	40	(0)	37	(63)	312	(27)	222
Trading assets	12	(0)	(1)	11	(1)	3	(1)	1
Loans (1) (2)	(2,910)	2,723	(322)	(509)	(2,923)	2,520	(292)	(695)
Total	$(4,918)	$2,488	$(233)	$(2,663)	$(4,422)	$4,364	$(514)	$(572)

Expense of interest-bearing liabilities:
Savings and Interest Checking accounts	$(366)	$88	$(39)	$(317)	$(1,271)	$252	$(160)	$(1,179)
Money Market and Super Interest Checking account	(463)	294	(104)	(273)	(6)	383	(3)	374
Time deposits	(1,164)	(532)	131	(1,565)	(3,120)	(842)	313	(3,649)
Federal funds purchased and assets sold under repurchase agreements	(25)	(34)	4	(55)	(598)	(29)	22	(605)
Treasury tax and loan notes	(9)	(9)	5	(13)	(34)	12	(8)	(30)
Federal Home Loan Bank borrowings	(335)	462	(42)	85	(439)	1,060	(143)	478
Total	$(2,362)	$269	$(45)	$(2,138)	$(5,468)	$836	$21	$(4,611)
Change in net interest income	$(2,556)	$2,219	$(188)	$(525)	$1,046	$3,528	$(535)	$4,039

(1)          The total amount of adjustment to present income and yield on a fully tax-equivalent basis is $410, $384, and $300 for March 31, 2003, 2002 and 2001, respectively.

(2)          Loans include portfolio loans, loans held for sale and nonperforming loans; however unpaid interest on nonaccrual loans has not been included for purposes of determining interest income.

Provision For Loan Losses  The provision for loan losses represents the charge to expense that is required to maintain an adequate level of allowance for loan losses.  Management’s periodic evaluation of the adequacy of the allowance considers past loan loss experience, known and inherent risks in the loan portfolio, adverse situations which may affect the borrowers’ ability to repay, the estimated value of the underlying collateral, if any, and current and prospective economic conditions.  Substantial portions of the Company’s loans are secured by real estate in Massachusetts.  Accordingly, the ultimate collectibility of a substantial portion of the Company’s loan portfolio is susceptible to changes in property values within the state.

The provision for loan losses decreased to $0.9 million for the three months ended March 31, 2003 compared with $1.2 million for the three months ended March 31, 2002.  Asset quality remains strong with low nonperforming assets of $4.1 million at March 31, 2003. At March 31, 2003, the allowance for loan loss covered nonperforming loans 5.6 times.

The provision for loan losses is based upon management’s evaluation of the level of the allowance for loan losses in relation to the estimate of loss exposure in the loan portfolio.  An analysis of individual loans and the overall risk characteristics and size of the different loan portfolios is conducted on an ongoing basis.  This managerial evaluation is reviewed periodically by a third-party loan review consultant.  As adjustments are identified, they are reported in the earnings of the period in which they became known.

Non-Interest Income  Non-interest income improved by $0.4 million, or 7.5%, for the quarter ended March 31, 2003, as compared to the same period last year.  Service charges on deposit revenue increased by $0.3 million, or 14.1%, reflecting growth in core deposits and lower earnings credit rates. Investment management service revenue decreased $0.6 million, or 36.4%, due to the general performance of the equities market and higher estate and trust distribution fees of $0.3 million experienced during the first quarter of 2002.  The increase of $0.4 million in mortgage banking income is attributable to a strong refinance market.  The balance of the mortgage servicing asset was $2.2 million and loans serviced amounted to $374.2 million as of March 31, 2003.  Security gains were $247,000 in the first quarter of 2003 compared to no security gains or losses in the first quarter of 2002.

Non-Interest Expenses  Non-interest expenses increased by $1.1 million, or 6.5%, to $18.4 million for the three months ended March 31, 2003 as compared to the same period in 2002.   Salaries and employee benefits increased by $1.7 million, or 18.5%, due to additions to staff needed to support continued growth, merit increases, increases in performance based incentive compensation, and executive retirement costs. Occupancy and equipment related expense increased by $0.2 million, or 7.1%, due to increased snow removal costs resulting from record snow fall and higher energy costs.  Other non-interest expenses decreased by $0.7 million, or 13.9%, mainly due to decreases in costs associated with information technology consulting, advertising, executive recruitment, and a lower loss on a CRA equity investment.

The Company adopted SFAS No. 142, “Goodwill and Other Intangibles,” as of January 1, 2002. Upon adoption, the Company ceased amortization of goodwill, as defined at that time, of $0.8 million. In September 2002, the Company adopted, and retroactively applied to January 1, 2002, SFAS No. 147, “Acquisitions of Certain Financial Institutions.” Upon adoption, the previously defined balance of unidentifiable intangibles was reclassified to goodwill effective January 1, 2002. All 2002 unidentifiable intangible asset amortization expense recorded through September 30, 2002 was reversed and all future amortization was halted. The restated goodwill balance is $36.2 million. As a result of the adoption of SFAS No. 142 and SFAS No. 147, the Company retroactively restated intangible asset amortization expense for the quarter ending March 31, 2002 of $443,000, or $0.03 per share.

Income Taxes  For the quarters ending March 31, 2003 and 2002 the Company recorded combined federal and state income tax provisions of $7.3 million and $3.4 million, respectively. These provisions reflect effective income tax rates of 74.94% and 33.40%, for the quarters ending March 31, 2003 and March 2002, respectively.  The effective tax rate during the 2003 quarter is due to the $4.1 million charge for the retroactive change in Massachusetts tax law on REITs, including interest and net of applicable tax benefits, leading to an impact of

41.95% to the effective tax rate.   See Note 5 to the Condensed Notes to Consolidated Financial Statements.

Minority Interest   Minority interest expense is the interest expense associated with the trust preferred securities and was $1.1 million and $1.5 million for the quarters ending March 31, 2003 and 2002, respectively.  The decrease in minority interest expense is a result of refinancing the 11% Trust Preferred Security issuance of Trust II with 8.625% Trust Preferred Securities of Trust III on January 31, 2002.

Return on Average Assets and Equity   The annualized consolidated returns on average equity and average assets for the three months ended March 31, 2003 were 5.91% and 0.42%, respectively, compared to 20.12% and 1.26% reported for the same period last year.

Asset/Liability Management

The Bank’s asset/liability management process monitors and manages, among other things, the interest rate sensitivity of the balance sheet, the composition of the securities portfolio, funding needs and sources, and the liquidity position.  All of these factors, as well as projected asset growth, current and potential pricing actions, competitive influences, national monetary and fiscal policy, and the regional economic environment are considered in the asset/liability management process.

The Asset/Liability Management Committee (“ALCO”), whose members are comprised of the Bank’s senior management, develops procedures consistent with policies established by the Board of Directors, which monitor and coordinate the Bank’s interest rate sensitivity and the sources, uses, and pricing of funds.  Interest rate sensitivity refers to the Bank’s exposure to fluctuations in interest rates and its effect on earnings.  If assets and liabilities do not re-price simultaneously and in equal volume, the potential for interest rate exposure exists.  It is management’s objective to maintain stability in the growth of net interest income through the maintenance of an appropriate mix of interest-earning assets and interest-bearing liabilities and, when necessary, within prudent limits, through the use of off-balance sheet hedging instruments such as interest rate swaps.  The Committee employs simulation analyses in an attempt to quantify, evaluate, and manage the impact of changes in interest rates on the Bank’s net interest income.  In addition, the Bank engages an independent consultant to render advice with respect to asset and liability management strategy.

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

On March 31, 2003 and December 31, 2002, the Company had interest rate swap commitments with a total notional amount of $50.0 million, which will hedge future LIBOR (London Interbank Offered Rate) based borrowings. The fair value of these commitments at March 31, 2003 and December 31, 2002 were ($1.1 million) and ($677,000). Under these swap commitments, the Company will pay a fixed rate of 3.65% and will receive payments based on the 3 month LIBOR rate. These interest rate swaps meet the criteria for cash flow hedges under SFAS No. 133.  All changes in the fair value of the interest rate swaps are recorded, net of tax, through equity as other comprehensive income.

To improve the Company’s asset sensitivity, the Company sold interest rate swaps hedged against prime based loans during the year ending December 31, 2002, resulting in total deferred gains of $7.1 million. At March 31, 2003, the remaining deferred gains were $5.7 million. The interest rate swaps sold had total notional amounts of $225.0 million. These swaps were accounted for as cash flow hedges, and therefore, the deferred gains will be amortized into interest income over the remaining life of the hedged item, which range between two and five years.

Additionally, the Company enters into commitments to fund residential mortgage loans with the intention of selling them in the secondary markets.  The Company also enters into forward sales agreements for certain funded loans and loan commitments to protect against changes in interest rates.  The Company records unfunded commitments and forward sales agreements at fair value with changes in fair value as a component of Mortgage Banking Income.  At March 31, 2003 the Company had residential mortgage loan commitments with a fair value of $33.0 million and forward sales agreements with a fair value of $36.0 million.    Changes in these fair values of $51,000 and $41,000 for the quarters ending March 31, 2003 and 2002, respectively, were recorded as a component of mortgage banking income.

Market Risk  Market risk is the sensitivity of income to changes in interest rates, foreign exchange rates, commodity prices and other market-driven rates or prices.  The Company has no trading operations and thus is only exposed to non-trading market risk.

Interest-rate risk is the most significant non-credit risk to which the Company is exposed.  Interest-rate risk is the sensitivity of income to changes in interest rates.  Changes in interest rates, as well as fluctuations in the level and duration of assets and liabilities, affect net interest income, the Company’s primary source of revenue.  Interest-rate risk arises directly from the Company’s core banking activities.  In addition to directly impacting net interest income, changes in the level of interest rates can also affect the amount of loans originated, the timing of cash flows on loans and investments and the fair value of securities and derivatives as well as other affects.

The primary goal of interest-rate risk management is to control this risk within limits approved by the Board.  These limits reflect the Company’s tolerance for interest-rate risk over both short-term and long-term horizons.  The Company attempts to control interest-rate risk by identifying, quantifying and, where appropriate, hedging its exposure.  The Company manages its interest-rate exposure using a combination of on and off-balance sheet instruments, primarily fixed rate portfolio securities, and interest rate swaps.

The Company quantifies its interest-rate exposures using net interest income simulation models, as well as simpler gap analysis, and Economic Value of Equity (EVE) analysis.  Key assumptions in these simulation analyses relate to behavior of interest rates and the behavior of the Company’s deposit and loan customers.  The most material assumptions relate to the prepayment of mortgage assets (including mortgage loans and mortgage-backed securities) and the life and sensitivity of nonmaturity deposits (e.g. DDA, NOW, savings and money market).  The risk of prepayment tends to increase when interest rates fall.  Since future prepayment behavior of loan customers is uncertain, the resultant interest rate sensitivity of loan assets cannot be determined exactly.

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

The Company’s policy on interest-rate risk simulation specifies that if interest rates were to shift gradually up or down 200 basis points, estimated net interest income for the subsequent 12 months should decline by less than 6%.   Given the unusually low rate environments at March 31, 2003 and 2002, the Company assumed a 100 basis point decline in interest rates in addition to the normal 200 basis point increase in rates.

The following table sets forth the estimated effects on the Company’s net interest income over a 12 month period following the indicated dates in the event of the indicated increases or decreases in market interest rates:

Table 6 - Interest Rate Sensitivity

	200 Basis Point Rate Increase	100 Basis Point Rate Decrease
March 31, 2003	-2.30%	0.09%
March 31, 2002	-1.82%	-0.47%

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

The most significant factors affecting market risk exposure of the Company’s net interest income during the first quarter of 2003 were (i) changes in the composition and prepayment speeds of mortgage assets and loans (ii) the shape of the U.S. Government securities and interest rate swap yield curve (iii) the level of U.S prime interest rates and the (iv) level of rates paid on deposit accounts.

The Company’s earnings are not directly and materially impacted by movements in foreign currency rates or commodity prices.  Movements in equity prices may have an indirect but modest impact on earnings by affecting the volume of activity or the amount of fees from investment-related businesses.

Liquidity  Liquidity, as it pertains to the Company, is the ability to generate adequate amounts of cash in the most economical way for the institution to meet its ongoing obligations to pay deposit withdrawals and to fund loan commitments.  The Company’s primary sources of funds are deposits, borrowings, and the amortization, prepayment and maturities of loans and investments.

The Bank utilizes its extensive branch network to access retail customers who provide a stable base of in-market core deposits.  These funds are principally comprised of demand deposits, interest checking accounts, savings accounts, and money market accounts.  Deposit levels are greatly influenced by interest rates, economic conditions, and competitive factors.  The Bank has also established repurchase agreement lines, with major brokerage firms as potential sources of liquidity.  At March 31, 2003, the Company had no advances outstanding under these lines.  In addition to these lines, the Bank also had customer repurchase agreements outstanding amounting to $55.0 million at March 31, 2003.  As a member of the Federal Home Loan Bank, the Bank has access to approximately $645.6 million of borrowing capacity.  On March 31, 2003 the Bank had $361.8 million outstanding in FHLB borrowings.

At March 31, 2003, the Company had outstanding commitments to originate and/or purchase mortgage and non-mortgage loans (including unused lines of credit of $130.0 million and letters of credit of $6.7 million) of $374.9 million.  Certificates of deposit which are scheduled to mature within one year totaled $743.5 million at March 31, 2003, and borrowings that are scheduled to mature within the same period amounted to $124.6.  The Company anticipates that it will have sufficient funds available to meet its current loan commitments.

The Company, as a separately incorporated bank holding company, has no significant operations other than serving as the sole stockholder of the Bank.  It’s commitments and debt service requirement, at March 31, 2003, consist of junior subordinated debentures, including accrued interest, issued to two subsidiaries, $25.8 million to Trust III and $25.8 million to Trust IV, in connection with the issuance of 8.625% Trust Preferred Securities due in 2031 and 8.375% Trust Preferred Securities due  in 2032, respectively.  The Company’s sole obligations relate to its reporting obligations under the Securities and Exchange Act of 1934, as amended and related expenses as a publicly traded company. The Company is directly reimbursed by the Bank for virtually all such expenses.

The Company actively manages its liquidity position under the direction of the Asset/Liability Management Committee.  Periodic review under prescribed policies and procedures is intended to ensure that the Company will maintain adequate levels of available funds.  At March 31, 2003 the Company’s liquidity position was well above policy guidelines.  Management believes that the Bank has adequate liquidity available to respond to current and anticipated liquidity demands.

Capital Resources and Dividends  The Federal Reserve Board (“FRB”), the Federal Deposit Insurance Corporation (“FDIC”), and other regulatory agencies have established capital guidelines for banks and bank holding companies. Risk-based capital guidelines issued by the federal regulatory agencies require banks to meet a minimum Tier 1 risk-based capital ratio of 4.0% and a total risk-based capital ratio of 8.0%.  At March 31, 2003, the Company had a Tier 1 risked-based capital ratio of 10.22% and total risked-based capital ratio 11.50%.  The Bank had a Tier 1 risked-based capital ratio of 9.80% and a total risked-based capital ratio of 11.05% as of the same date.

A minimum requirement of 4.0% Tier 1 leverage capital is also mandated. On March 31, 2003, the Company and the Bank had Tier 1 leverage capital ratios of 7.15% and 6.84%, respectively.

In March, the Company’s Board of Directors declared a cash dividend of $0.13 per share to stockholders of record as of the close of business on March 28, 2003.  This dividend was paid on April 11, 2003. On an annualized basis, the dividend payout ratio amounted to 30.12% of the trailing four quarters’ earnings.

Commitments and Contingency   The Bank is a member of the Financial Institutions Retirement Fund, a defined benefit pension plan. Management has been notified by the administrator that, primarily due to the poor performance of the equity markets in the last several years, a contribution will be required for the plan year beginning July 1, 2003 and ending June 30, 2004. The contribution calculation is not yet finalized and is currently expected to be approximately $1.5 million pre-tax. Management expects to wholly or partially mitigate the impact of this charge to earnings through a combination of revenue enhancement and expense reduction.

In connection with the issuance of the Trust III and Trust IV preferred securities, the Company has committed to irrevocably and unconditionally guarantee the following payments or distributions with respect to the preferred securities to the holders thereof to the extent that Trust III or Trust IV, respectively, has not made such payments or distributions and has the funds therefore: (i) accrued and unpaid distributions, (ii) the redemption price, and (iii) upon a dissolution or termination of the trust, the lesser of the liquidation amount and all accrued and unpaid distributions and the amount of assets of the trust remaining available for distribution.

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

In July 1995, the Bank filed a Complaint against CA in federal court in Boston which asserted claims for breach of the Agreement, breach of express warranty, breach of the implied covenant of good faith and fair dealing, fraud, and for unfair and deceptive practices in violation of section 11 of Chapter 93A of the Massachusetts General Laws (the “93A Claim”).  The Bank is seeking damages of at least $1.23 million from CA.  Under Massachusetts’s law, interest will be computed at a 12% rate on any damages, which the Bank would recover, if successful, either from the date of breach or the date on which the case was filed.  If the Bank prevails on the 93A Claim, it shall be entitled to recover its attorney fees and costs and may also recover double or triple damages.  CA asserted a Counterclaim against the Bank for breach of the Agreement.  CA seeks to recover damages of at least $1.1 million from the Bank, plus interest at a rate as high as 24% pursuant to the Agreement.

The non-jury trial of the case was conducted in January 2001.  The trial concluded with post-trial submissions to and argument before the Court in February 2001.  In September 2002 the court, in response to a joint inquiry from counsel for the bank and counsel for CA, indicated that the judge is “actively working” on the case and anticipated, at that time, rendering a decision sometime in the fall of 2002.  The court, however, has not rendered a decision.

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

Item 5.  Other Information – None

Item 6.  Exhibits and Reports on Form 8-K

Reports on Form 8-K

(a)                                 Reports on Form 8-K

January 9, 2003 - related to fourth quarter 2002 earnings release.

January 9, 2003 -   related to the election of Christopher Oddleifson as President.

February 19, 2003 - related to the certification 906 for annual report.

February 24, 2003 - related to the Oddleifson Trading Plan.

March 6, 2003 - related to the REIT - change in Massachusetts State Law.

March 13, 2003 -  related to dividend announcement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDEPENDENT BANK CORP.

(registrant)

Date:	May 7, 2003	/s/ Christopher Oddleifson
Christopher Oddleifson
President and
Chief Executive Officer

Date:	May 7, 2003	/s/ Denis K. Sheahan
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

4.                                       The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5.                                       The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and to the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a)                                  All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)                                 Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 7, 2002

/s/Denis K. Sheahan
Denis K. Sheahan
Chief Financial Officer

I, Christopher Oddleifson, certify that:

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

4.                                       The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures

(as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5.                                       The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and to the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a)                                  All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)                                 Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 7, 2002

/s/ Christopher Oddleifson
Christopher Oddleifson
Chief Executive Officer