Form 10-Q
period 2003-06-30
INDEPENDENT BANK CORP
filed 2003-08-12
CIK 776901

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Yes   ☒              No   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☒             No   ☐

As of August 1, 2003, there were 14,585,248 shares of the issuer’s common stock outstanding, par value $.01 per share.

PART 1. FINANCIAL INFORMATION

Item 1.  Financial Statements

INDEPENDENT BANK CORP.

CONSOLIDATED BALANCE SHEETS

(Unaudited, Dollars In Thousands, Except Share Amounts)

	June 30, 2003	December 31, 2002

ASSETS
CASH AND DUE FROM BANKS	$84,610	$71,317
FEDERAL FUNDS SOLD & SHORT TERM INVESTMENTS	—	3,169
INVESTMENTS
Trading Assets	1,157	1,075
Securities Available for Sale	557,399	501,828
Securities Held to Maturity (fair value $142,322 and $152,566)	134,702	149,071
Federal Home Loan Bank Stock	21,907	17,036
TOTAL INVESTMENTS	715,165	669,010
LOANS
Commercial & Industrial	171,296	151,591
Commercial Real Estate	545,202	511,102
Residential Real Estate	315,108	281,452
Real Estate Construction	64,742	59,371
Consumer - Installment	306,631	323,501
Consumer - Other	119,897	104,585
TOTAL LOANS	1,522,876	1,431,602
LESS: ALLOWANCE FOR LOAN LOSSES	(22,472)	(21,387)
NET LOANS	1,500,404	1,410,215
BANK PREMISES AND EQUIPMENT, Net	31,796	30,872
GOODWILL	36,236	36,236
MORTGAGE SERVICING RIGHTS	2,260	2,039
BANK OWNED LIFE INSURANCE	38,063	37,133
OTHER REAL ESTATE OWNED	227	—
OTHER ASSETS	19,308	25,381
TOTAL ASSETS	$2,428,069	$2,285,372

LIABILITIES
DEPOSITS
Demand Deposits	$449,430	$429,042
Savings and Interest Checking Accounts	496,921	464,318
Money Market and Super Interest Checking Accounts	356,802	320,819
Time Certificates of Deposit over $100,000	107,067	101,835
Other Time Certificates of Deposits	353,447	372,718
TOTAL DEPOSITS	1,763,667	1,688,732
FEDERAL FUNDS PURCHASED AND ASSETS SOLD UNDER REPURCHASE AGREEMENTS	50,874	58,092
TREASURY TAX AND LOAN NOTES	2,353	6,471
FEDERAL HOME LOAN BANK BORROWINGS	376,932	297,592
OTHER LIABILITIES	21,728	25,469
TOTAL LIABILITIES	$2,215,554	$2,076,356
COMMITMENTS AND CONTINGENCIES
CORPORATION-OBLIGATED MANDATORILY REDEEMABLE TRUST PREFERRED SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES OF THE CORPORATION
Outstanding: 2,000,000 shares at June 30, 2003 and at December 31, 2002	$47,817	$47,774
STOCKHOLDERS’ EQUITY
PREFERRED STOCK, $.01 par value. Authorized: 1,000,000 Shares Outstanding: None	—	—
COMMON STOCK, $.01 par value. Authorized: 30,000,000 Issued: 14,863,821 Shares at June 30, 2003 and December 31, 2002.	149	149
TREASURY STOCK: 335,320 Shares at June 30, 2003 and 402,340 Shares at December 31, 2002.	(5,244)	(6,292)
TOTAL OUTSTANDING STOCK:14,528,501 at June 30, 2003 and 14,461,481 at December 31, 2002
TREASURY STOCK SHARES HELD IN RABBI TRUST AT COST	(1,202)	(1,189)
DEFERRED COMPENSATION OBLIGATION	1,202	1,189
ADDITIONAL PAID IN CAPITAL	42,070	41,994
RETAINED EARNINGS	118,732	110,910
ACCUMULATED OTHER COMPREHENSIVE INCOME, NET OF TAX	8,991	14,481
TOTAL STOCKHOLDERS’ EQUITY	164,698	161,242
TOTAL LIABILITIES, MINORITY INTEREST IN SUBSIDIARIES, AND STOCKHOLDERS’ EQUITY	$2,428,069	$2,285,372

The accompanying notes are an integral part of these consolidated financial statements.

INDEPENDENT BANK CORP.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited, Dollars In Thousands, Except  Per Share Data)

	SIX MONTHS ENDED JUNE 30,		THREE MONTHS ENDED JUNE 30,
	2003	2002 (1)	2003	2002 (1)

Interest on Loans	$48,145	$49,399	$24,146	$24,878
Interest and Dividends on Securities	16,927	21,280	8,563	10,794
Interest on Federal Funds Sold and Short-Term Investments	—	141	—	96
Total Interest Income	65,072	70,820	32,709	35,768
INTEREST EXPENSE
Interest on Deposits	9,159	13,553	4,449	6,688
Interest on Borrowings	7,946	7,944	3,995	4,010
Total Interest Expense	17,105	21,497	8,444	10,698
Net Interest Income	47,967	49,323	24,265	25,070
PROVISION FOR LOAN LOSSES	1,860	2,400	930	1,200
Net Interest Income After Provision For Loan Losses	46,107	46,923	23,335	23,870
NON-INTEREST INCOME
Service Charges on Deposit Accounts	5,521	4,806	2,858	2,471
Investment Management Services	2,221	2,946	1,220	1,371
Mortgage Banking Income	2,034	1,450	975	594
BOLI Income	930	908	467	450
Net Gain on Sales of Securities	2,203	—	1,956	—
Other Non-Interest Income	1,462	1,193	807	583
Total Non-Interest Income	14,371	11,303	8,283	5,469
NON-INTEREST EXPENSE
Salaries and Employee Benefits	20,615	18,425	10,246	9,539
Occupancy and Equipment Expenses	4,665	4,319	2,259	2,071
Data Processing & Facilities Management	2,205	2,174	1,147	1,093
Pre-payment Penalty on Borrowings	1,941	—	1,941	—
Impairment Charge	—	4,372	—	4,372
Other Non-Interest Expense	8,646	9,911	4,405	4,984
Total Non-Interest Expense	38,072	39,201	19,998	22,059
Minority Interest Expense	2,173	2,868	1,083	1,399
INCOME BEFORE INCOME TAXES	20,233	16,157	10,537	5,881
PROVISION FOR INCOME TAXES	8,631	5,087	1,365	1,654
NET INCOME	$11,602	$11,070	$9,172	$4,227
Less: Trust Preferred Issuance Cost Write-off (Net of Tax)	—	1,505	—	767
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$11,602	$9,565	$9,172	$3,460
BASIC EARNINGS PER SHARE	$0.80	$0.67	$0.63	$0.24
DILUTED EARNINGS PER SHARE	$0.79	$0.65	$0.63	$0.24

Weighted average common shares (Basic)	14,510,396	14,383,385	14,525,868	14,414,068
Common stock equivalents	152,134	235,506	143,066	224,669
Weighted average common shares (Diluted)	14,662,530	14,618,891	14,668,934	14,638,737

(1)  Reflects the restatement of the six and three months ended June 30, 2002 for the nonamortization of goodwill in accordance with SFAS No. 147.

The accompanying notes are an integral part of these consolidated financial statements.

INDEPENDENT BANK CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited - Dollars in Thousands, Except Per Share Data)

	COMMON STOCK	TREASURY STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	OTHER ACCUMULATED COMPREHENSIVE INCOME	TOTAL
BALANCE DECEMBER 31, 2001	$149	$(8,369)	$43,633	$92,779	$5,069	$133,261
Net Income (1)				25,066		25,066
Cash Dividends Declared ($.48 per share)				(6,935)		(6,935)
Write-Off of Stock Issuance Costs, Net of Tax			(1,505)			(1,505)
Proceeds From Exercise of Stock Options		2,077	(564)			1,513
Tax Benefit on Stock Option Exercise			430			430
Change in Fair Value of Derivatives During Period, Net of Tax and Realized Gains					2,009	2,009
Change in Unrealized Gain on Securities Available For Sale, Net of Tax and Realized Gains					7,403	7,403
BALANCE DECEMBER 31, 2002	$149	$(6,292)	$41,994	$110,910	$14,481	$161,242

BALANCE DECEMBER 31, 2002	$149	$(6,292)	$41,994	$110,910	$14,481	$161,242
Net Income				11,602		11,602
Cash Dividends Declared ($.26 per share)				(3,780)		(3,780)
Proceeds From Exercise of Stock Options		1,048	(36)			1,012
Tax Benefit on Stock Option Exercise			112			112
Change in Fair Value of Derivatives During Period, Net of Tax and Realized Gains					(1,581)	(1,581)
Change in Unrealized Gain on Securities Available For Sale, Net of Tax and Realized Gains					(3,909)	(3,909)
BALANCE JUNE 30, 2003	$149	$(5,244)	$42,070	$118,732	$8,991	$164,698

(1)  Reflects the restatement of the six months ended June 30, 2002 for the nonamotization of goodwill in accordance with SFAS No. 147.

The accompanying notes are an integral part of these consolidated financial statements.

INDEPENDENT BANK CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited- In Thousands)

	SIX MONTHS ENDED JUNE 30,
	2003	2002 (1)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$11,602	$11,070
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED FROM OPERATING ACTIVITIES:
Depreciation and amortization	2,781	2,643
Provision for loan losses	1,860	2,400
Deferred income tax benefit/ (expense)	4,227	(3,370)
Loans originated for resale	(145,622)	(176,240)
Proceeds from mortgage loan sales	146,831	179,502
Gain on sale of mortgages	(1,092)	(76)
Gain on sale of investments	(2,203)	—
Impairment charge on Security	—	4,372
Gain recorded from mortgage servicing rights, net of amortization	(221)	(366)
Changes in assets and liabilities:
Decrease/ (Increase) in other assets	5,256	(725)
(Decrease)/Increase in other liabilities	(6,644)	5,101
TOTAL ADJUSTMENTS	5,173	13,241
NET CASH PROVIDED FROM OPERATING ACTIVITIES	16,775	24,311
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal repayments of Securities Held to Maturity	14,327	4,450
Proceeds from maturities and principal repayments and sales of Securities Available For Sale	215,332	108,192
Purchase of Securities Held to Maturity	—	(36,023)
Purchase of Securities Available For Sale	(276,280)	(81,729)
Purchase of Federal Home Loan Bank Stock	(4,871)	—
Net increase in Loans	(92,393)	(48,817)
Investment in Bank Premises and Equipment	(3,090)	(3,211)
NET CASH USED IN INVESTING ACTIVITIES	(146,975)	(57,138)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in Time Deposits	(14,039)	(46,976)
Net increase in Other Deposits	88,974	139,124
Net (decrease) /increase in Federal Funds Purchased and Assets Sold Under Repurchase Agreements	(7,218)	916
Net increase/(decrease) in Federal Home Loan Bank Borrowings	79,340	(18,519)
Net decrease in Treasury Tax & Loan Notes	(4,118)	(732)
Redemption of corporation-obligated mandatorily redeemable trust preferred securities of subsidiary trust holding solely junior subordinated debentures of the Corporation	—	(53,750)
Issuance of corporation-obligated mandatorily redeemable trust preferred securitiesof subsidiary trust holding solely junior subordinated debentures of the Corporation	—	23,834
Proceeds from stock issuance	1,012	1,291
Dividends Paid	(3,627)	(3,299)
NET CASH PROVIDED FROM FINANCING ACTIVITIES	140,324	41,889
NET INCREASE IN CASH AND CASH EQUIVALENTS	10,124	9,062
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF PERIOD	74,486	72,967
CASH AND CASH EQUIVALENTS AS OF JUNE 30,	$84,610	$82,029
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the quarter for:
Interest on deposits and borrowings	$17,474	$21,004
Minority Interest	2,173	2,868
Income taxes	8,768	2,852
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Decrease (Increase) in fair value of derivatives, net of tax	919	(738)
Transfer of securities from HTM to AFS	—	750
Loans transferred to OREO	227	—
Issuance of shares from Treasury Stock for the exercise of stock options	1,048	1,786
Write-off of unamortized Trust Preferred issuance costs upon redemption, net of tax	—	1,505

(1)  Reflects the restatement of the six months ended June 30, 2003 for the nonamortization of goodwill in accordance with SFAS No. 147.

The accompanying notes are an integral part of these consolidated financial statements.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -  BASIS OF PRESENTATION

Independent Bank Corp. (the “Company”) is a state chartered, federally registered bank holding company headquartered in Rockland, Massachusetts.  The Company is the sole stockholder of Rockland Trust Company (“Rockland” or “the Bank”), a Massachusetts trust company chartered in 1907.    The Company’s other subsidiaries are Independent Capital Trust III and Independent Capital Trust IV, each of which have issued trust preferred securities to the public.  Independent Capital Trust I and II were liquidated in 2002 upon redemption of their trust preferred securities.  The Bank’s subsidiaries consist of two Massachusetts securities corporations; RTC Securities Corp. and RTC Securities Corp. X, and Taunton Avenue Inc.   Taunton Avenue Inc. is a new subsidiary that was formed in May 2003 to hold loans, industrial development bonds and other assets.  South Shore Holdings, Ltd. (“South Shore Holdings”), a holding Company for Rockland Preferred Capital Corporation was liquidated along with Rockland Preferred Capital Corporation in June 2003.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included.  Operating results for the six month period and quarter ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003 or any other interim period.  All significant inter-company balances and transactions have been eliminated in consolidation.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission.

NOTE 2 -  STOCK BASED COMPENSATION

The Company has three stock option plans; the Amended and Restated 1987 Incentive Stock Option Plan (“The 1987 Plan”), the 1996 Non-employee Directors’ Stock Option Plan (“The 1996 Plan”) and the 1997 Employee Stock Option Plan (“The 1997 Plan”).  All three plans were approved by the Company’s board of directors. The Company measures compensation cost for stock-based compensation plans as the excess, if any, of the exercise price of options granted over the fair market value of the Company’s stock at the grant date. Compensation cost is not recognized as the exercise price has historically equaled the grant date fair value of the underlying stock; however, the Company discloses pro forma net income and earnings per share in the notes to its consolidated financial statements as if compensation was measured at the date of grant based on the fair value, as determined using the Black Scholes model, of the award and recognized over the service period.

Had the Company recognized compensation cost for these plans determined as the fair market value of the Company’s stock at the grant date and recognized over the service period, the Company’s net income available to common stockholders and earnings per share would have been reduced to the following pro forma amounts:

Six Months Ended June 30,		2003	2002
Net Income Available to Common Stockholders:	As Reported (000’s)	$11,602	$9,565
	Pro Forma (000’s)	$11,186	$9,289

Basic EPS:	As Reported	$0.80	$0.67
	Pro Forma	$0.77	$0.65

Diluted EPS:	As Reported	$0.79	$0.65
	Pro Forma	$0.76	$0.64

Three Months Ended June 30,		2003	2002
Net Income Available to Common Stockholders:	As Reported (000’s)	$9,172	$3,460
	Pro Forma (000’s)	$9,044	$3,311

Basic EPS:	As Reported	$0.63	$0.24
	Pro Forma	$0.62	$0.23

Diluted EPS:	As Reported	$0.63	$0.24
	Pro Forma	$0.62	$0.23

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model.  Annual grant dates for the 1997 plan are in December, consequently full year 2002 assumptions are shown below for the 1997 plan.  On an exception basis, grants are made to new employees that meet plan specifications.  The following weighted average assumptions were used for grants under the 1997 and 1996 plans:

	1997 Plan		1996 Plan
Risk Free Interest Rate
June 30, 2003	2.33	%(1)	2.41	%(2)
Fiscal Year 2002	2.88%		4.52%

Expected Dividend Yields
June 30, 2003	2.13	%(1)	2.56	%(2)
Fiscal Year 2002	2.05%		1.77%

Expected Lives
June 30, 2003	3 years	(1)	3.5 years	(2)
Fiscal Year 2002	3 years		3.5 years

Expected Volatility
June 30, 2003	33	%(1)	31	%(2)
Fiscal Year 2002	33%		33%

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

(2)  On April 15, 2003, 11,000 options were granted from the 1996 plan to the Company's Board of Directors.  The risk free rate, the expected dividend yield, expected life and expected volatility for this grant was determined on April 15, 2003.

NOTE 3 – RECENT ACCOUNTING DEVELOPMENTS

Statement of Financial Accounting Standards (“SFAS”) No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure.” In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, which amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  Companies are able to eliminate a “ramp-up” effect that the SFAS No. 123 transition rule creates in the year of adoption and allows companies to elect a method that will provide for comparability amongst years reported.  In addition, SFAS No. 148 amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the fair value based method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The Company is currently considering the adoption of fair value based method of accounting for stock-based employee compensation, and if the Company does elect to adopt such accounting, the historical impact can be seen within Note 2; “Stock Based Compensation.”

FASB issued Interpretation ("FIN") No. 46 "Consolidation of Variable Interest Entities – an Interpretation of Accounting Research Bulletin No. 51."  In No. 46 "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51", establishes accounting guidance for consolidation of variable interest entities (VIE) that function to support the activities of the primary beneficiary.  The primary beneficiary of a VIE entity is the entity that absorbs a majority of the VIE's expected losses, receives a majority of the VIE's expected residual returns, or both, as a result of ownership, controlling interest, contractual relationship or other business relationship with a VIE.  Prior to the implementation of FIN 46, VIE's were generally consolidated by an enterprise when the enterprise had a controlling financial interest through ownership of a majority of voting interest in the entity.  The provisions of FIN 46 were effective immediately for all arrangements entered into after January 31, 2003, and are otherwise effective at the beginning of the first interim period beginning after June 15, 2003.

The Company adopted FIN 46 on July 1, 2003.  In its current form, FIN 46 may require the Company to deconsolidate its investment in Capital Trust III and IV in future financial statements.  The potential de-consolidation of subsidiary trust of bank holding companies formed in connection with the issuance of trust preferred securities appears to be an unintended consequence of FIN 46.  It is currently unknown if, or when, the Financial Accounting Standards Board will address this issue.  In July 2003, the Board of Governors of the Federal Reserve System issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in their Tier I capital for regulatory capital purposes until notice is given to the contrary.  The Federal Reserve intends to review the regulatory implications of any accounting treatment changes and, if necessary or warranted, provide further appropriate guidance.  There can be no assurance that the Federal Reserve will continue to allow institutions to include trust preferred securities in Tier I capital for regulatory capital purposes.  [As of June 30, 2003, assuming the Company was not allowed to include the $50.0 million in trust preferred securities issued by Capital Trust III and Capital Trust IV in Tier I capital, the Company would still exceed the regulatory required minimums for capital adequacy purposes.]  If the trust preferred securities were no longer allowed to be included in Tier I capital, the Company would also be permitted to redeem the capital securities, which bear interest at 8.625% and 8.375%, respectively, without penalty.

SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  In April 2003, the FASB issued SFAS No. 149, which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,”  resulting in more consistent reporting of contracts as either derivatives or hybrid instruments. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and should be applied prospectively.  Implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003 should continue to be applied in accordance with their respective effective dates. The Company does not believe the adoption of this statement will have a material impact on the Company’s financial position or results of operations.

SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”  In May 2003, the FASB issued SFAS No. 150, which establishes standards for how certain financial instruments with characteristics of both liabilities and equity should be measured and classified. Certain financial instruments with characteristics of both liabilities and equity will be required to be classified as a liability. This statement is effective for financial instruments entered into or modified after May 31, 2003, and July 1, 2003 for all other financial instruments. On July 1, 2003, the Company adopted SFAS No. 150 which results in the Company reclassifying its Corporation-Obligation Mandatorily Redeemable Trust Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures of the Corporation to borrowings. The unamortized portion of the issuance costs was separated from the value of these securities and reclassified into Other Assets. At June 30, 2003, the trust preferred securities, or junior subordinated debentures, are classified as a separate line item between total liabilities and stockholders’ equity, the mezzanine section, on the consolidated balance sheet.   Prior period financial statements will not be restated, therefore, all prior periods presented will have these securities net of the related issuance costs classified in the mezzanine section.  The Company does not anticipate a material fair value impact upon adoption.  Additionally, the interest cost on the trust preferred securities, which through June 30, 2003 is considered minority interest on the consolidated statement of income, will become interest on borrowings.  The minority interest recognized in prior periods will not be reclassified to interest cost upon transition, it will remain as minority interest.  The reclassification of the interest cost into borrowings will have an impact of 0.20% on an annualized basis to the net interest margin. There will be no impact to earnings.

NOTE 4 -  GOODWILL AND INTANGIBLES

On January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.”  This statement addresses the method of identifying goodwill and other intangible assets acquired in a business combination and eliminated further amortization of non-SFAS No. 72, “Accounting for Certain Acquisitions of Banking or Thrift Institutions,” goodwill, subject to an annual evaluation of goodwill balances for impairment, or more often in certain circumstances. The Company has total goodwill that meets the criteria of SFAS No. 142 of $761,000 at June 30, 2003 from the acquisitions of Middleboro Trust Company in January 1986 and Pawtucket Trust Company in May 1994.

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

NOTE 5 -  SETTLEMENT OF REAL ESTATE INVESTMENT TRUST (“REIT”) RETROACTIVE TAXATION DISPUTE

In June of 2003, two of the Company’s subsidiaries settled a state tax dispute with the Department of Revenue (“DOR”).  Under the settlement approximately $3.2 million, prior to federal deduction, was paid to the Massachusetts DOR on June 23, 2003 on behalf of the Company’s two subsidiaries.

In the first quarter of 2003 the Company recorded a $4.1 million charge to earnings due to the state tax dispute between its subsidiaries and the DOR.  As a result of the settlement, the Company recognized a credit of approximately $2.1 million to income in the second quarter.  Both the $4.1 million charge and the $2.1 million credit were computed including interest, and net of applicable tax benefits.

The settlement entered into in June of 2003 between the Company’s subsidiaries and the DOR arises from a negotiation with the DOR on behalf of a group of approximately 50 to 60 banks.  The dispute that led to the settlement began in approximately June 2002, when the DOR began assessing additional state taxes against Massachusetts’ banks that have a REIT, in their corporate structure.  The dispute between the DOR and banks was exacerbated on March 5, 2003, when the Governor of Massachusetts signed legislation that declared that the dividends which banks received from a REIT subsidiary are subject to state taxation, retroactive to 1999.

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

During the six months ending June 30, 2002, the Company wrote-off $1.5 million, net of tax, of stock issuance costs associated with Independent Capital Trust I and II upon their liquidation.  During the three months ending June 30, 2002, the Company wrote-off $767,000, net of tax, of the above amount related to the Independent Capital Trust I liquidation.  These costs were directly charged to equity in accordance with Generally Accepted Accounting Principles (“GAAP”).  Although these amounts did not impact net income, they are included in the calculation of EPS.  Therefore, the calculation of EPS in 2002 is determined by dividing net income available to common stockholders, which includes the write-off of stock issuance costs, by the weighted average number of common shares outstanding for the period.

Earnings per share consisted of the following components for the six months and the quarter ended June 30, 2003 and 2002:

	Net Income
For the Quarter Ended June 30,	2003	2002 (1)
	(In Thousands)
Net Income	$9,172	$4,227
Less: Trust preferred issuance costs write-off after tax	—	767
Net Income Available for Common Stockholders	$9,172	$3,460

	Weighted Average Shares		Net Income Available To Common Stockholders Per Share
For the Quarter Ended June 30,	2003	2002	2003	2002 (1)

Basic EPS	14,525,868	14,414,068	$0.63	$0.24
Effect of dilutive securities	143,066	224,669	—	—
Diluted EPS	14,668,934	14,638,737	$0.63	$0.24

	Net Income
For the Six Months Ended June 30,	2003	2002 (1)
	(In Thousands)
Net Income	$11,602	$11,070
Less: Trust preferred issuance costs write-off after tax	—	1,505
Net Income Available for Common Stockholders	$11,602	$9,565

	Weighted Average Shares		Net Income Available To Common Stockholders Per Share
For the Six Months Ended June 30,	2003	2002	2003	2002 (1)

Basic EPS	14,510,396	14,383,385	$0.80	$0.67
Effect of dilutive securities	152,134	235,506	$0.01	$0.02
Diluted EPS	14,662,530	14,618,891	$0.79	$0.65

(1)  Reflects the restatement of the six months and quarter ended June 30, 2002 for the nonamortization of goodwill in accordance with SFAS No. 147.

Options to purchase common stock with an exercise price greater than the average market price of common shares for the period are excluded from the calculation of diluted earnings per share, as their effect on earnings per share would be antidilutive.  For the three and six months ended June 30, 2003, there were 187,155 and 185,278, respectively, of shares excluded from the calculation of diluted earnings per share.   For the three and six months ended June 30, 2002 there were 11,640 and 5,788, respectively, of shares excluded from the calculation of diluted earnings per share.

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

On April 12, 2002, the Company issued, through Independent Capital Trust IV, 1,000,000 shares of 8.375% Trust Preferred Securities, $25 face value, due April 30, 2032 but callable at the option of the Company on or after April 30, 2007. On May 20, 2002, the Company used the net proceeds from the transaction to call the 1,150,000 shares of 9.28% Trust Preferred Securities issued by Independent Capital Trust I. Upon redemption of the 9.28% Trust Preferred Securities, the Company wrote-off the associated unamortized issuance cost of $767,000, net of tax, through a direct charge to equity. The write-off of these unamortized costs is included in the calculation of earnings per share. The Company expects the refinancing of the 9.28% Trust Preferred Security issuance to reduce annual pre-tax minority interest expense by approximately $574,000.

See Footnote 3, Recent Accounting Developments, for the impact of adoption of SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”

NOTE 8 -  COMPREHENSIVE INCOME

Information on the Company’s comprehensive income, presented net of taxes, is set forth below for the six months and quarter ended June 30, 2003 and 2002.

Comprehensive income is reported net of taxes, as follows:

(unaudited,  In Thousands)

	FOR THE SIX MONTHS ENDED			FOR THE THREE MONTHS ENDED
	JUNE 30, 2003	JUNE 30, 2002		JUNE 30, 2003	JUNE 30, 2002
Net Income	$11,602	$11,070	(1)	$9,172	$4,227	(1)
Other Comprehensive Loss, Net of Tax:
(Decrease) /Increase in unrealized gains on securities available for sale, net of tax of $2,413 and $2,391, for the six months ending June 30, 2003 and June 30, 2002 respectively, and $1,735 and $2,719 for the three months ended June 30, 2003 and June 30, 2002, respectively.	(2,648)	3,614		(1,990)	4,136

Less: reclassification adjustment for realized gains included in net earnings, net of tax of $728 and $0, for the six months ending June 30, 2003 and June 30, 2002 respectively, and $592 and $0, for the three months ending June 30, 2003 and June 30, 2002, respectively.	(1,261)	—		(1,053)	—

Net change in unrealized gain on securities available for sale, net of tax of $3,141 and $2,391 for the six months ending June 30, 2003 and June 30, 2002, respectively and $2,327 and $2,719 for the three months ending June 30, 2003 and June 30, 2003, respectively.	(3,909)	3,614		(3,043)	4,136

(Decrease)/ Increase in fair value of derivatives, net of tax of $494 and $393 for he six months ending June 30, 2003 and June 30, 2002, respectively and $343 and $594 for the three months ending June 30, 2003 and June 30, 2002, respectively.	(919)	738		(638)	1,111

Less: reclassification of realized gains on derivatives, net of tax of $480 and $0, for the six months ending June 30, 2003 and June 30, 2002, respectively and $240 and $0 for the three months ending June 30, 2003 and June 30, 2002, respectively.	(662)	—		(331)	—

Net change in fair value of derivatives, net of tax of $974 and $393, for the six months ending June 30, 2003 and June 30, 2002, respectively and $583 and $594 for the three months ending June 30, 2003 and June 30, 2002, respectively.	(1,581)	738		(969)	1,111

Other Comprehensive (Loss)/Gain	(5,490)	4,352		(4,012)	5,247
Comprehensive Income	$6,112	$15,422		$5,160	$9,474

(1)  Reflects the restatement of the six months and three months ended June 30,  2002 for the nonamortization of goodwill in accordance with SFAS No. 147.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements, notes and tables included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed with the Securities and Exchange Commission.  The discussion may contain certain forward-looking statements regarding the future performance of the Company.  All forward-looking information is inherently uncertain and actual results may differ materially from the assumptions, estimates or expectations reflected or contained in the forward-looking information.

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

OVERVIEW

The Company’s total assets increased $142.7 million, or 6.2%, from December 31, 2002 to a total of $2.4 billion at June 30, 2003. The investment portfolio increased by $46.2 million, or 6.9%, to $715.2 million at June 30, 2003 as compared to fiscal year-end 2002. Loans increased $91.3 million, or 6.4%, during the six months ending 2003. At June 30, 2003, total deposits increased slightly as compared to December 31, 2002 to $1.8 billion from $1.7 billion; however, the mix of deposits changed with an increase in core deposits of $89.0 million, or 7.3%, and a decrease in the more expensive time deposit category of $14.0 million, or 3.0%.

Net income for the three months ended June 30, 2003 was $9.2 million, an increase of $4.9 million, or 117.0%, compared to the three months ended June 30, 2002. Diluted earnings per share were $0.63, a 162.5% increase compared to $0.24 for the same period last year.   The second quarter 2003 results reflect a decrease in net interest income of $805,000, or 3.2%, an increase in non-interest income of $2.8 million, or 51.5%, and a decrease in non-interest expense of $2.1 million, or 9.3%.

Two items, one during the current quarter and one during the same period last year, are the primary reasons why there are significant increases in earnings and earnings per share when the second quarter of 2003 is compared to the same period in 2002.   A favorable item occurred during the current quarter, namely the Company’s recognition of a $2.1 million credit, net of applicable tax benefits, to the provision for income taxes due to settlement of a state tax dispute.  (See Footnote 5, “Settlement of Real Estate Investment Trust (“REIT”) Retroactive

Taxation Dispute,” to the Condensed Notes to Consolidated Financial Statements.) In the same quarter of 2002, the Company experienced a $2.5 million charge, net of tax, for a write-down of WorldCom Bonds within non-interest expense.

Net income for the six months ended June 30, 2003 was $11.6 million, an increase of $532,000, or 4.8%, compared to the six months ended June 30, 2002. Diluted earnings per share were $0.79, a 21.5% increase compared to $0.65 for the same period last year.

The six months ended June 30, 2003 results also reflect a decrease in net interest income of $1.4 million, or 2.8%, an increase in non-interest income of $3.1 million, or 27.1%, and an decrease in non-interest expense of $1.1 million, or 2.9%.

Provision for loan losses decreased by $270,000 to $930,000 from $1.2 million for the three months ended June 30, 2003 compared to June 30, 2002, as a result of continued strength in loan quality.

The Company’s effective income tax rate was 12.95% compared to 28.12%, for the quarters ending June 30, 2003 and June 30, 2002, respectively, with the majority of the change reflective of the aforementioned settlement with the Massachusetts DOR.

FINANCIAL POSITION

Loan Portfolio  Total loans increased by $91.3 million, or 6.4%, during the six months ended June 30, 2003 compared to the balance at December 31, 2002.  The increases were mainly in commercial real estate, residential real estate and commercial and industrial loans, which increased $34.1 million, or 6.7%, $33.7 million, or 12.0%, and $19.7 million, or 13.0%, respectively.  Consumer loans decreased $1.6 million, or 0.4%, primarily due to a decrease in indirect auto loans but was somewhat offset by the growth in home equity lines of $22.4 million.

Asset Quality   Rockland Trust Company actively manages all delinquent loans in accordance with formally drafted policies and established procedures.  In addition, Rockland Trust Company’s Board of Directors reviews delinquency statistics, by loan type, on a monthly basis.

Delinquency  The Bank’s philosophy toward managing its loan portfolios is predicated upon careful monitoring which stresses early detection and response to delinquent and default situations.  The Bank seeks to make arrangements to resolve any delinquent or default situation over the shortest possible time frame.  Generally, the Bank requires that a delinquency notice be mailed to a borrower upon expiration of a grace period (typically no longer than 15 days beyond the due date).  Reminder notices and telephone calls may be issued prior to the expiration of the grace period.   If the delinquent status is not resolved within a reasonable time frame following the mailing of a delinquency notice, the Bank’s personnel charged with managing its loan portfolios, contacts a borrower to ascertain the reasons for delinquency and the prospects for payment. Any subsequent actions taken to resolve the delinquency will depend upon the nature of the loan and the length of time that the loan has been delinquent. The borrower’s needs are considered as is much as reasonably possible without jeopardizing the Bank’s position. A late charge is usually assessed on loans upon expiration of the grace period.

On loans secured by one-to-four family, owner-occupied properties, the Bank attempts to work out an alternative payment schedule with the borrower in order to avoid foreclosure action.  If such efforts do not result in a satisfactory arrangement, the loan is referred to legal counsel whereupon counsel initiates foreclosure proceedings.  At any time prior to a sale of the property at foreclosure, the Bank may and will terminate foreclosure proceedings if the borrower is able to work out a satisfactory payment plan.  On loans secured by commercial real estate or other business assets, the Bank similarly seeks to reach a satisfactory payment plan so as to avoid foreclosure or liquidation.

The following table sets forth a summary of certain delinquency information as of the dates indicated:

Table 1  - Summary of Delinquency Information

	At June 30, 2003				At December 31, 2002
	60-89 days		90 days or more		60-89 days		90 days or more
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance
	(Dollars in Thousands)
Real Estate Loans:
Residential	2	$123	1	$1	2	$197	1	$2
Commercial	—	—	—	—	2	88	5	1,022
Construction	—	—	—	—	1	1,400	—	—
Commercial and Industrial Loans	5	234	14	1,178	2	63	4	252
Consumer Installment	67	440	44	364	41	241	32	220
Consumer Other	17	30	27	42	8	14	29	42
Total	91	$827	86	$1,585	56	$2,003	71	$1,538

Nonaccrual Loans  As a general rule, a commercial or real estate loan more than 90 days past due with respect to principal or interest is classified as a nonaccrual loan.  Income accruals are suspended on all nonaccrual loans and all previously accrued and uncollected interest is reversed against current income.  A loan remains on nonaccrual status until it becomes current with respect to principal and interest, when the loan is liquidated, or when the loan is determined to be uncollectible and is charged-off against the allowance for loan losses.  As permitted by banking regulations, consumer loans and home equity loans past due 90 days or more continue to accrue interest.  In addition, certain commercial and real estate loans that are more than 90 days past due may be kept on an accruing status if the loan is well secured and in the process of collection.

Nonperforming Assets  Nonperforming assets are comprised of nonperforming loans, other real estate owned (“OREO”) and nonperforming investment securities.  Nonperforming loans consist of nonaccrual loans and loans that are more than 90 days past due but still accruing interest.  OREO includes properties held by the Bank as a result of foreclosure or by acceptance of a deed in lieu of foreclosure.  Nonperforming investment securities consist of investments that have been identified as other than temporarily impaired and are no longer accruing interest.  The Company’s strong underwriting guidelines, prudent investment practices, and the resilient local economy continue to result in very strong asset quality.   Nonperforming assets totaled $3.0 million at June 30, 2003 (0.12% of total assets), as compared to the $3.1 million (0.13% of total assets) reported at December 31, 2002.  The Company’s total allowance for loan losses (including the credit quality discount of $0.4 million at June 30, 2003 and $0.5 million at December 31, 2002, which is discussed under “Allowance for Loan Losses” below),represented, as a percentage of the total loan portfolio, 1.50% of those totals at June 30, 2003 and 1.53% at December 31, 2002.  The Bank held $227,000 in OREO property on June 30, 2003 and all investment securities were performing.

Repossessed automobiles loan balances continue to be classified as nonperforming loans because the borrower has the potential capacity to satisfy the obligation within twenty days from the date of repossession (before the Bank can schedule disposal of the collateral).  The borrower can redeem the property by payment in full at anytime prior to the disposal of it by the Bank.  Repossessed automobiles loan balances amounted to $560,000, $663,000, and $416,000 for the periods ending June 30, 2003, December 31, 2002, and June 30, 2002, respectively.

The following table sets forth information regarding nonperforming assets held by the Company at the dates indicated.

Table 2  - Nonperforming Assets / Loans

(Dollars In Thousands)

	As of June 30, 2003	As of December 31, 2002	As of June 30, 2002

Loans accounted for on a nonaccrual basis (1)
Commercial & Industrial	$1,236	$300	$283
Real Estate - Commercial Mortgage	—	1,320	1,056
Real Estate - Residential Mortgage	548	533	911
Consumer Installment	560	663	416
Total	$2,344	$2,816	$2,666

Loans past due 90 days or more but still accruing
Real Estate - Residential Mortgage	$—	$—	$—
Consumer Installment	364	220	177
Consumer Other	42	41	125
Total	$406	$261	$302

Total nonperforming loans	$2,750	$3,077	$2,968

Nonperforming Investment	—	—	900
Other real estate owned	227	—	—
Total nonperforming assets	$2,977	$3,077	$3,868

Restructured loans	$477	$497	$621

Nonperforming loans as a percent of gross loans	0.18%	0.21%	0.22%

Nonperforming assets as a percent of total assets	0.12%	0.13%	0.17%

(1)  There were no restructured nonaccruing loans at June 30, 2003 and December 31, 2002 and $0.1 million restructured nonaccruing loans at June 30, 2002.

In the course of resolving nonperforming loans, the Bank may choose to restructure the contractual terms of certain commercial and real estate loans.  Terms may be modified to fit the capacity of the borrower to repay in line with the current financial status of the borrower. It is the Bank’s policy to maintain restructured loans on nonaccrual status for approximately six months before management considers a return to accrual status.  At June 30, 2003, the Bank had $477,000 of restructured loans.  At June 30, 2003, the Bank also had three potential problem loans which were not included in nonperforming loans with an outstanding balance of $2.6 million.

Real estate acquired by the Bank through foreclosure proceedings or the acceptance of a deed in lieu of foreclosure is classified as OREO.  When property is acquired, it is recorded at the lesser of the loan’s remaining principal balance or the estimated fair value of the property acquired, less estimated costs to sell.  Any loan balance in excess of the estimated fair value (less estimated costs to sell on the date of transfer) is charged to the allowance for loan losses on that date.  All costs incurred thereafter in maintaining the property, as well as subsequent declines in fair value, are charged to non-interest expense.

Interest income that would have been recognized for the three months ended June 30, 2003 and June 30, 2002, if nonperforming loans at the respective dates had been performing in accordance with their original terms, approximated $59,000 and $42,000, respectively.  Interest income that would have been recognized for the six months ended June 30, 2003 and June 30, 2002, if nonperforming loans at the respective dates had been performing in accordance with their original terms, approximated $116,000 and $106,000, respectively. The actual amount of interest that was collected on nonaccrual and restructured loans during the three months ended June 30, 2003 and June 30, 2002 and included in interest income was approximately $71,000 and $39,000, respectively.  The actual amount of interest that was collected on nonaccrual and restructured loans during the six months ended June 30, 2003 and June 30, 2002 and included in interest income was approximately $183,000 and $57,000, respectively.

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

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual, consumer, or residential loans for impairment disclosures.  At June 30, 2003 and December 31, 2002, impaired loans were $1.7 million and $2.1 million, respectively, which include all commercial real estate loans and commercial and industrial loans on nonaccrual status and restructured loans.

Allowance For Loan Losses While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on increases in nonperforming loans, changes in economic conditions, or for other reasons.  Various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses.  Federal Reserve regulators examined the Company in the first quarter of 2002 and the Bank was most recently examined by the Federal Deposit Insurance Corporation, (“FDIC”), in the first quarter of 2003.  No additional provision for loan losses was required as a result of these examinations.  As of June 30, 2003, the allowance for loan losses totaled $22.5 million as compared to $21.4 million at December 31, 2002.  Based on the analyses described above, management believes that the level of the allowance for loan losses at June 30, 2003 is adequate.

The allowance for loan losses is maintained at a level that management considers adequate to provide for potential loan losses based upon an evaluation of known and inherent risks in the loan portfolio.  The allowance is increased by provisions for loan losses and by recoveries of loans previously charged-off and reduced by loans charged-off.  In 2000, the Bank established a separate “credit quality discount” as a reduction of the loan balances acquired from FleetBoston Financial. The credit quality discount is a separate allowance that was established for the acquired loan balances.  This credit quality discount represents inherent losses in the acquired loan portfolio.  The credit quality discount is amortized over the remaining average life of the loans purchased and amortized into interest income proportionately with the loan balances. The level of credit quality discount was $0.4 million at June 30, 2003 and $0.5 million at December 31, 2002.

Including the credit quality discount, the total allowances for loan losses was $22.9 million at June 30, 2003 compared to $21.9 million at December 31, 2002.

As of June 30, 2003, the allowance for loan losses as a percentage of total loans was 1.48% as compared to 1.49% at December 31, 2002.   As of June 30, 2003, the total allowance for loan losses (including the credit quality discount described above) represented 1.50% of loans, as compared to 1.53% at December 31, 2002.

The following table summarizes changes in the allowance for loan losses and other selected statistics for the periods presented:

Table 3  -  Summary of Changes in the Allowance for Loan Losses

	Quarter to Date
	June 30, 2003	March 31, 2003	December 31, 2002	September 30, 2002	June 30, 2002
	(Dollars in Thousands)
Average total loans	$1,504,014	$1,448,261	$1,395,325	$1,352,826	$1,329,834
Allowance for loan losses, beginning of quarter	$21,924	$21,387	$20,836	$19,953	$19,080
Charged-off loans:
Commercial & industrial	—	—	59	—	48
Real estate - commercial	—	—	—	—	—
Real estate - residential	—	—	—	—	—
Real estate - construction	—	—	—	—	—
Consumer - installment	473	574	530	458	463
Consumer - other	41	60	98	83	125
Total charged-off loans	514	634	687	541	636
Recoveries on loans previously charged-off:
Commercial & industrial	13	149	58	142	219
Real estate - commercial	0	1	—	1	—
Real estate - residential	—	—	—	—	—
Real estate - construction	—	—	—	—	—
Consumer - installment	105	78	104	58	72
Consumer - other	14	13	26	23	18
Total recoveries	132	241	188	224	309
Net loans charged-off	382	393	499	317	327
Provision for loan losses	930	930	1,050	1,200	1,200
Allowance for loan losses, end of period	$22,472	$21,924	$21,387	$20,836	$19,953
Credit quality discount on acquired loans	425	467	518	587	705
Total allowances for loan losses, end of quarter	$22,897	$22,391	$21,905	$21,423	$20,658

Net loans charged-off as a percent of average total loans	0.03%	0.03%	0.04%	0.02%	0.02%
Allowance for loan losses as a percent of total loans	1.48%	1.49%	1.49%	1.50%	1.48%
Allowance for loan losses as a percent of nonperforming loans	817.16%	560.43%	695.06%	567.12%	672.27%
Total allowances for loan losses as a percent of total loans (including credit quality discount)	1.50%	1.52%	1.53%	1.55%	1.54%
Total allowance for loan losses as a percent of nonperforming loans (including credit quality discount)	832.62%	572.37%	711.89%	583.10%	696.02%
Net loans charged-off as a percent of allowance for loan losses	1.70%	1.79%	2.33%	1.52%	1.64%
Recoveries as a percent of charge-offs	25.68%	38.01%	27.37%	41.40%	48.58%

The allowance for loan losses is allocated to various loan categories as part of the Bank’s process of evaluating its adequacy. The allocated amount of allowance was $17.9 million at June 30, 2003, up from $17.0 million at December 31, 2002.  The distribution of allowances allocated among the various loan categories was comparable to the distribution as of December 31, 2002.  Increases in the amounts allocated were observed in all loan type categories except Consumer – Installment and Real Estate – Construction, which exhibited decreases. These changes are attributed to changes in portfolio balances outstanding and the results of recent assessments of the loan portfolio.

The following table summarizes the allocation of the allowance for loan losses for the dates indicated:

Table 4  -  Summary of Allocation of the Allowance for Loan Losses

(Dollars - In Thousands)

	AT JUNE 30, 2003			AT DECEMBER 31, 2002
	Allowance Amount	Credit Quality Discount	Percent of Loans In Category To Total Loans	Allowance Amount	Credit Quality Discount	Percent of Loans In Category To Total Loans
Allocated Allowances:
Commercial & Industrial	$3,958	$9	11.2%	$3,435	$10	10.6%
Commercial Real Estate	8,289	392	35.8%	7,906	419	35.7%
Residential Real Estate	732	—	20.7%	649	63	19.7%
Real Estate Construction	1,159	—	4.3%	1,196	—	4.1%
Consumer - Installment	2,858	23	20.1%	3,008	22	22.6%
Consumer - Other	854	1	7.9%	765	4	7.3%
Non-specific Allowance	4,622	—	NA	4,428	—	NA

Total Allowance for Loan Losses	$22,472	$425	100.0%	$21,387	$518	100.0%

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

Due to the imprecise nature of the loan loss estimation process and ever changing conditions, these risk attributes may not be adequately captured in data related to the formula-based loan loss components used to determine allocations in the Bank’s analysis of the adequacy of the allowance for loan losses.  Management, therefore, has established and maintains a non-specific allowance for loan losses.  The amount of non-specific allowance was $4.6 million at June 30, 2003, compared to $4.4 million at December 31, 2002.

Management increased the measurement imprecision allocation primarily based on concerns regarding how the overall weakening of the national economy may affect borrowers in its loan portfolio. Through the fiscal year ending 2002 and through the second quarter ending June 30, 2003, the general state of the U.S. economy has exhibited well publicized weaknesses such as lackluster growth and rising rates of unemployment. National economic conditions notwithstanding, the reported slowdown of economic activity has not yet had a significant effect on the overall credit quality or incidence of default within the Bank’s loan portfolio. Management, nonetheless, increased the measurement imprecision allocation of loan loss allowance by $194,000 during the six months ended June 30, 2003 based upon its belief that some of the Bank’s customer base may lag behind larger national firms with respect to the effects of a recession.

Investments  Total investments increased $46.2 million, or 6.9%, to $715.2 million at June 30, 2003 from December 31, 2002, attributable to increases in the available for sale portfolio.  Purchases were concentrated in mortgage backed securities collateralized by 10 and 15 year mortgages, and to a lesser extent government agency securities. Also during the second quarter ending June 30, 2003, the Company sold $20.0 million of investment securities recognizing a gain on the sale of securities of $2.0 million. The sale of the securities was part of an effort to improve the Company’s overall interest rate risk position as well as to offset compression in the net interest margin. In connection with the sale of the securities, the Company prepaid $31.5 million of fixed, high-rate borrowings, incurring a prepayment penalty of $1.9 million, recorded in non-interest expense.  Increases in the available for sale portfolio were partially offset by a decrease in the held to maturity portfolio due to maturities and pay-downs.

Deposits  Total deposits of $1.8 billion at June 30, 2003 increased $74.9 million since year-end 2002.  Core deposits increased by $89.0 million, or 7.3%, which enabled the Company to reduce the balance of more expensive time deposits by $14.0 million, or 3.0%, contributing to a reduction in its overall cost of funds from 2.26% to 1.96% from the fourth quarter 2002 to the second quarter 2003.

Borrowings  Total borrowings increased $68.0 million, or 18.8%, to $430.2 million at June 30, 2003 from December 31, 2002.  As discussed above within Investments, as part of an effort to improve the Company’s interest rate risk position and to offset compression in the net interest margin, the Company prepaid $31.5 million of fixed rate, 4.9% borrowings incurring a prepayment penalty of $1.9 million.  Short term borrowings were increased to fund asset growth.

Corporation-Obligated Mandatorily Redeemable Trust Preferred Securities  In December 2001, the Company issued trust preferred securities through Independent Captial Trust III (“Trust III”), the proceeds of which were used to redeem in full on January 31, 2002, higher rate securities issued through Independent Capital Trust II (“Trust II”). As the low interest rate environment continued into 2002, the Company issued trust preferred securities through Independent Capital Trust IV (“Trust IV”) on April 12, 2002, the proceeds of which were used to redeem in full on May 20, 2002, the higher rate securities issued through Independent Capital Trust I (“Trust I”). Therefore, Trust I and II were liquidated in 2002.  The remaining issuance costs related to the issuance of Trust I and Trust II of $767,000, net of tax, and $ 738,000, net of tax, respectively, were written-off as a direct charge to equity. The Company expects the refinancing of the Trust Preferred Security issuances of Trust II and Trust I to reduce the Company’s annual pre-tax minority interest expense by approximately $594,000 and $574,000, respectively.

The interest expense associated with the trust preferred securities is reported as minority interest expense on the Consolidated Statements of Income and were $1.1 million and $1.4 million for the quarters ending June 30, 2003 and 2002, respectively.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” effective on July 1, 2003 for existing financial instruments. The statement establishes standards for issuers’ classification of liabilities in the statement of financial position of financial instruments that have characteristics of both liabilities and equity. As a result of this statement, the Company will be required to reclassify its Corporation-Obligation Mandatorily Redeemable Trust Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures of the Corporation to borrowings. The unamortized portion of the issuance costs will be separated from the value of these securities and be reclassified into Other Assets. Currently, the trust preferred securities, or junior subordinated debentures, are classified as a separate line item between total liabilities and stockholders’ equity on the consolidated balance sheet.  Prior period financial statements will not be restated, therefore, all prior periods presented will have these securities net of the related issuance costs classified in the mezzanine section.  The Company does not anticipate a material fair value impact upon adoption.  In addition, the interest cost on the trust preferred securities, which is currently considered minority interest on the consolidated statement of income, will become interest on borrowings.  The minority interest recognized in prior periods will not be reclassified to interest cost upon transition, it will remain as minority interest.  The reclassification of the interest cost into borrowings will have an impact of 0.20% on an annualized basis to the net interest margin. There will be no impact to earnings.

Stockholders’ Equity   Stockholders’ equity as of June 30, 2003 totaled $164.7 million as compared to $161.2 million at December 31, 2002.

Equity to Assets Ratio  The ratio of equity to assets was 6.8% at June 30, 2003 compared to 7.1% at December 31, 2002.

RESULTS OF OPERATIONS

Summary of Results of Operations  The Company reported net income of $9.2 million for the second quarter 2003 as compared with net income of $4.2 million for the second quarter of 2002.  Diluted earnings per share were $0.63 for the three months ended June 30, 2003, compared to $0.24 per share for the prior year’s quarter.  Two items, one during the current quarter and one during the same period last year, are the primary reasons why there are significant increases in earnings and earnings per share when the second quarter of 2003 is compared to the same period in 2002.  A favorable item occurred during the current quarter, namely the Company’s recognition of a $2.1 million credit, net of applicable tax benefits, to the provision for income taxes due to settlement of a state tax dispute.  (See footnote 5 to the Condensed Notes to Consolidated Financial Statements.)  In the same quarter of 2002, the Company experienced a $2.5 million charge, net of tax, for the write-down of WorldCom Bonds.

Net income for the six months ended June 30, 2003 was $11.6 million compared to $11.1 million for the same period last year.  Diluted earnings per share were $0.79 and $0.65 for the six months ended June 30, 2003 and June 30, 2002, respectively.

Earnings per share for the three and six months ending June 30, 2002 was also impacted by a direct charge to equity for the write-off of issuance costs associated with the redemption of the trust preferred securities of $767,000 and $1.5 million, respectively. The charge, although not included in net income, is included in the calculation of earnings per share.

Net Interest Income  The amount of net interest income is affected by changes in interest rates and by the volume and mix of interest earning assets and interest bearing liabilities.

On a fully taxable equivalent basis, net interest income for the second quarter of 2003 decreased $731,000, or 2.9%, to $24.8 million, as compared to the second quarter of 2002.  The Company’s net interest margin decreased to 4.47% for the second quarter of 2003 from 4.90% in the second quarter of 2002.  The compression in the net interest margin can be attributed to the repricing of assets at historically low levels without a proportional decrease in rates paid on deposits and borrowings.  The Company’s interest rate spread (the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities) decreased by 30 basis points to 4.03% during the second quarter of 2003 as compared to the second quarter of 2002.   Management anticipates that the net interest margin and interest rate spread will continue to contract in the coming months as the uncertainty of global events and a weak economy continue to suppress interest rates.

The Company’s fully tax equivalent net interest income for the six months ended June 30, 2003 amounted to $48.9 million, a decrease of $1.3 million, or 2.5%, from the comparable six months in 2002.  The net interest margin decreased from 4.90% to 4.49% for the six months ended June 30, 2003 as compared to the same period last year.

Management continues its focus on long-term earnings growth and maintains a disciplined approach to asset generation in this low rate environment.  Loan generation has focused on adjustable rate or short-term fixed rate products and investment purchases are generally short-term in nature with limited extension risk.

The following tables presents the Company’s average balances, net interest income, interest rate spread, and net interest margin for the three and six months ending June 30, 2003 and June 30, 2002.  Non-taxable income from loans and securities is presented on a fully tax equivalent basis, whereby tax exempt income is adjusted upward by an amount equivalent to the prevailing federal income taxes that would have been paid if income had been fully taxable.

Table 5 -  Average Balance, Interest Earned/Paid & Average Yields

(Unaudited - Dollars in Thousands)

FOR THE THREE MONTHS ENDED JUNE 30,	AVERAGE BALANCE 2003	INTEREST EARNED/ PAID 2003	AVERAGE YIELD 2003	AVERAGE BALANCE 2002 (3)	INTEREST EARNED/ PAID 2002	AVERAGE YIELD 2002

Interest-earning Assets:
Federal Funds Sold and Assets Purchased Under Resale Agreement	$20	$—	—	$20,151	$96	1.91%
Trading Assets	1,083	4	1.48%	1,153	5	1.73%
Taxable Investment Securities	645,299	7,817	4.85%	670,605	10,136	6.05%
Non-taxable Investment Securities (1)	66,036	1,142	6.92%	56,305	991	7.04%
Loans (1)	1,504,014	24,231	6.44%	1,329,834	24,951	7.50%
Total Interest-Earning Assets	$2,216,452	$33,194	5.99%	$2,078,048	$36,179	6.96%
Cash and Due from Banks	65,291			60,366
Other Assets	101,245			105,143
Total Assets	$2,382,988			$2,243,557

Interest-bearing Liabilities:
Savings and Interest Checking Accounts	$469,294	$471	0.40%	$420,045	$863	0.82%
Money Market & Super Interest Checking Accounts	345,297	1,050	1.22%	329,992	1,602	1.94%
Time Deposits	464,340	2,928	2.52%	509,415	4,223	3.32%
Federal Funds Purchased and Assets Sold Under Repurchase Agreement	51,754	126	0.97%	69,290	201	1.16%
Treasury Tax and Loan Notes	2,060	2	0.39%	2,949	6	0.81%
Federal Home Loan Bank Borrowings	392,492	3,867	3.94%	296,731	3,803	5.13%
Total Interest-Bearing Liabilities	$1,725,237	$8,444	1.96%	$1,628,422	$10,698	2.63%
Demand Deposits	417,306			392,773

Corporation Obligated Mandatorily Redeemable Trust Preferred Securities of SubsidiaryTrust Holding Solely Junior Subordinated Debentures of the Corporation	47,804			59,747
Other Liabilities	28,813			22,384
Total Liabilities	$2,219,160			$2,103,326
Stockholders’ Equity	163,828			140,231
Total Liabilities and Stockholders’ Equity	$2,382,988			$2,243,557

Net Interest Income		$24,750			$25,481

Interest Rate Spread (2)			4.03%			4.33%

Net Interest Margin (2)			4.47%			4.90%

(1)  The total amount of adjustment to present interest income and yield on a fully tax-equivalent basis is $485 and $411 for the three months ended June 30, 2003 and 2002, respectively. Also, non-accrual loans have been included in the average loan category; however, unpaid interest on non-accrual loans has not been included for purposes of determining interest income.

(2)  Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.  Net interest margin represents annualized net interest income as a percent of average interest-earning assets.

(3)  Reflects the restatement of the three months ended June 30, 2002 for the nonamortization of goodwill in accordance with SFAS No. 147.

Table 6 -  Average Balance, Interest Earned/Paid & Average Yields

(Unaudited - Dollars in Thousands)

FOR THE SIX MONTHS ENDED JUNE 30,	AVERAGE BALANCE 2003	INTEREST EARNED/ PAID 2003	AVERAGE YIELD 2003	AVERAGE BALANCE 2002 (3)	INTEREST EARNED/ PAID 2002	AVERAGE YIELD 2002

Interest-earning Assets:
Federal Funds Sold and Assets Purchased Under Resale Agreement	$35	$—	—	$14,638	$141	1.93%
Trading Assets	1,079	18	3.34%	1,152	7	1.22%
Taxable Investment Securities	636,722	15,517	4.87%	656,944	19,993	6.09%
Non-taxable Investment Securities (1)	61,423	2,127	6.93%	55,401	1,939	7.00%
Loans (1)	1,476,292	48,305	6.54%	1,316,890	49,535	7.52%
Total Interest-Earning Assets	$2,175,551	$65,967	6.06%	$2,045,025	$71,615	7.00%
Cash and Due from Banks	63,874			59,448
Other Assets	100,484			104,163
Total Assets	$2,339,909			$2,208,636

Interest-bearing Liabilities:
Savings and Interest Checking Accounts	$461,130	$983	0.43%	$414,783	$1,691	0.82%
Money Market & Super Interest Checking Accounts	338,984	2,091	1.23%	301,066	2,917	1.94%
Time Deposits	466,401	6,085	2.61%	518,628	8,945	3.45%
Federal Funds Purchased and Assets Sold Under Repurchase Agreement	53,785	263	0.98%	68,488	393	1.15%
Treasury Tax and Loan Notes	2,258	6	0.53%	4,092	22	1.08%
Federal Home Loan Bank Borrowings	370,257	7,677	4.15%	303,020	7,529	4.97%
Total Interest-Bearing Liabilities	$1,692,815	$17,105	2.02%	$1,610,077	$21,497	2.67%
Demand Deposits	408,219			378,730

Corporation Obligated Mandatorily Redeemable Trust Preferred Securities of SubsidiaryTrust Holding Solely Junior Subordinated Debentures of the Corporation	47,793			59,572
Other Liabilities	26,952			22,089
Total Liabilities	$2,175,779			$2,070,468
Stockholders’ Equity	164,130			138,168
Total Liabilities and Stockholders’ Equity	$2,339,909			$2,208,636

Net Interest Income		$48,862			$50,118

Interest Rate Spread (2)			4.04%			4.33%

Net Interest Margin (2)			4.49%			4.90%

(1)  The total amount of adjustment to present interest income and yield on a fully tax-equivalent basis is $895 and $795 for the six months ended June 30, 2003 and 2002, respectively. Also, non-accrual loans have been included in the average loan category; however, unpaid interest on non-accrual loans has not been included for purposes of determining interest income.

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

The average balance of interest-earning assets for the second quarter of 2003 amounted to $2.2 billion, an increase of $138.4 million, or 6.7%, from the comparable time frame in 2002.  Average loans increased by $174.2 million, or 13.1%.  Average investments decreased by $15.6 million, or 2.1%.  Income from interest-earning assets amounted to $33.2 million for the three months ended June 30, 2003, a decrease of $3.0 million, or 8.3%, from the three months ended June 30, 2002.  The yield on interest earning assets was 5.99% for the three months ending 2003 compared to 6.96% in 2002.

The average balance of interest-earning assets for the six months ended June 30, 2003 amounted to $2.2 billion, an increase of $130.5 million, or 6.4%, from the comparable time frame in 2002.  Average loans increased by $159.4 million, or 12.1%.  Average investments decreased by $14.3 million, or 2.0%.  Income from interest-earning assets amounted to $66.0 million for the six months ended June 30, 2003, a decrease of $5.6 million, or 7.9%, from the six months ended June 30, 2002.  The yield on interest earning assets was 6.06% for the six months ended 2003 compared to 7.00% for the six months ended 2002.

The average balance of interest-bearing liabilities for the second quarter 2003 was $1.7 billion, or 5.9% higher than the comparable 2002 time frame.  Average interest bearing deposits were higher by $19.5 million, or 1.5%, at June 30, 2003 compared to the same period last year.  The majority of the growth in average deposits was in non-interest bearing demand deposits of $24.5 million, or 6.3%, for the quarter ending June 30, 2003 as compared to the same period in 2002.  For the three months ended June 30, 2003, average borrowings were $446.3 million, representing an increase of $77.3 million, or 21.0%, from the three months ended June 30, 2002.  Notwithstanding the increase in the average balance of interest-bearing liabilities, interest expense decreased by $2.3 million, or 21.1%, to $8.4 million in the second quarter of 2003 as compared to the same period last year, due to the cost of funds being 1.96% in 2003 compared to 2.63% in 2002.

The average balance of interest-bearing liabilities for the six months ended June 30, 2003 was $1.7 billion, or 5.1% higher than the comparable 2002 time frame.  Average interest bearing deposits were higher by $32.0 million, or 2.6%, for the six months ended June 30, 2003 compared to the same period last year.  The majority of the growth in average deposits was in non-interest bearing demand deposits of $29.5 million, or 7.8%, for the six months ending June 30, 2003 as compared to the same period in 2002.  For the six months ended June 30, 2003, average borrowings were $426.3 million, representing an increase of $50.7 million, or 13.5%, from the six months ended June 30, 2002.  Notwithstanding the increase in the average balance of interest-bearing liabilities, interest expense decreased by $4.4 million, or 20.4%, to $17.1 million for the six months ended June 30, 2003 as compared to the same period last year, due to the cost of funds being 2.02% in 2003 compared to 2.67% in 2002.

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

Table 7 - Volume Rate Analysis

	Three Months Ended June 30, 2003 Compared to 2002				Six Months Ended June 30, 2003 Compared to 2002
	Change Due to Rate	Change Due to Volume	Change Due to Volume/ Rate	Total Change	Change Due to Rate	Change Due to Volume	Change Due to Volume/ Rate	Total Change
	(In Thousands)				(In Thousands)
Income on interest-earning assets:
Federal funds sold	$(96)	$(96)	$96	$(96)	$(141)	$(141)	$141	$(141)
Taxable securities	(2,013)	(382)	76	(2,319)	(3,984)	(615)	123	(4,476)
Non-taxable securities (1)	(17)	171	(3)	151	(21)	211	(2)	188
Trading assets	(1)	(0)	0	(1)	12	(0)	(1)	11
Loans (1) (2)	(3,526)	3,268	(462)	(720)	(6,446)	5,996	(780)	(1,230)
Total	$(5,653)	$2,961	$(293)	$(2,985)	$(10,580)	$5,451	$(519)	$(5,648)

Expense of interest-bearing liabilities:
Savings and Interest Checking accounts	$(441)	$101	$(52)	$(392)	$(807)	$189	$(90)	$(708)
Money Market and Super Interest Checking account	(598)	74	(28)	(552)	(1,060)	367	(133)	(826)
Time deposits	(1,010)	(374)	89	(1,295)	(2,178)	(901)	219	(2,860)
Federal funds purchased and assets sold under repurchase agreements	(32)	(51)	8	(75)	(58)	(84)	12	(130)
Treasury tax and loan notes	(3)	(2)	1	(4)	(11)	(10)	5	(16)
Federal Home Loan Bank borrowings	(879)	1,227	(284)	64	(1,247)	1,671	(276)	148
Total	$(2,963)	$975	$(266)	$(2,254)	$(5,361)	$1,232	$(263)	$(4,392)
Change in net interest income	$(2,690)	$1,986	$(27)	$(731)	$(5,219)	$4,219	$(256)	$(1,256)

(1) The total amount of adjustment to present income and yield on a fully tax-equivalent basis is $485 and $411 for the three months ended June 30, 2003 and 2002, respectively, and $895 and $795 for the six months ended June 30, 2003,respectively.

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

The provision for loan losses decreased to $930,000 for the three months ended June 30, 2003 compared with $1.2 million for the three months ended June 30, 2002.  Asset quality remains strong with nonperforming assets of $3.0 million at June 30, 2003. At June 30, 2003, the allowance for loan loss covered nonperforming loans 8.2 times.   The provision for loan losses decreased to $1.9 million for the six months ended June 30, 2003 compared with $2.4 million for the six months ended June 30, 2002.

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

Non-Interest Income  Non-interest income, the leading contributor to the Company’s core business growth period over period, improved by $2.8 million, or 51.5%, for the quarter ended June 30, 2003, as compared to the same period last year.  Service charges on deposit revenue increased by $387,000, or 15.7%, reflecting growth in core deposits and lower earnings credit rates. Investment management service revenue decreased $151,000, or 11.0%, due to the general performance of the equities market over the past few years shifting customers’ bias towards fixed income products which generate lower fees, as well as higher estate and trust distribution fees during the first quarter of 2002.  The increase of $381,000 in mortgage banking income is attributable to a strong refinance market.  The balance of the mortgage servicing asset was $2.3 million and loans serviced amounted to $393.4 million as of June 30, 2003.  Security gains were $2.0 million for the three months ended June 30, 2003.  As aforementioned, in an effort to improve Rockland’s overall interest rate risk position, as well as to increase the net interest margin, the Bank, prepaid $31.5 million of fixed, high rate borrowings and sold $20.0 million of investment securities during the second quarter.  The gain on the sale of the securities was $2.0 million, while the prepayment penalty on the borrowings totaled $1.9 million, the latter recorded as part of non-interest expense.  There were no security gains or losses for the three months ended June 30, 2002.  Other non-interest income increased by $224,000 for the three months ended June 30, 2003, mainly due to prepayment penalties received on Commercial and Installment loan payoffs.

Non-interest income improved by $3.1 million, or 27.1%, for the six months ending June 30, 2003, as compared to the same period last year.  Service charges on deposit revenue increased by $715,000, or 14.9%, reflecting growth in core deposits and lower earnings credit rates. Investment management service revenue decreased $725,000, or 24.6%, due to the general performance of the equities market over the past few years shifting customers’ bias towards fixed income products which generate lower fees and higher estate and trust distribution fees during the first quarter ending March 31, 2002.  The increase of $584,000 in mortgage banking income is attributable to a strong refinance market.    Security gains were $2.2 million for the six months ended June 30, 2003.  As aforementioned, in an effort to improve Rockland’s overall interest rate risk position as well as to increase the net interest margin, the Bank prepaid $31.5 million of fixed, high rate borrowings and sold $20.0 million of investment securities during the second quarter.  The gain on the sale of securities was $2.0 million, while the prepayment penalty on the borrowings totaled $1.9 million, the latter was recorded as part of non-interest expense.  There were no security gains or losses for the six months ended June 30, 2002.  Other non-interest income increased $269,000 for the six months ended June 30, 2003, mainly due to prepayment penalties received on Commercial and Installment loan payoffs.

Non-Interest Expenses  Non-interest expenses decreased by $2.1 million, or 9.3%, to $20.0 million for the three months ended June 30, 2003 as compared to the same period in 2002.   This is mainly due to the pre-tax $4.4 million charge taken in the second quarter of 2002 on an investment in corporate bonds issued by WorldCom.  Salaries and employee benefits increased by $707,000, or 7.4%, due to additions to staff needed to support continued growth, merit increases, and increases in supplemental executive retirement costs. Occupancy and equipment related expense increased by $188,000, or 9.1%.  As previously mentioned the Company incurred a penalty of $1.9 million associated with the prepayment of certain borrowings.  Other non-interest expenses decreased by $579,000, or 11.6%, mainly due to decreases in costs associated with information technology consulting, executive recruitment, and a lower loss on a CRA equity investment.

Non-interest expenses decreased by $1.1 million, or 2.9%, to $38.1 million for the six months ended June 30, 2003 as compared to the same period in 2002.  Salaries and employee benefits increased by $2.2 million, or 11.9%, due to the same reasons set forth above. Occupancy and equipment related expense increased by $346,000, or 8.0%, due to increased snow removal costs resulting from record snow fall and higher energy costs in the first quarter of 2003.  As previously mentioned the Company incurred a penalty of $1.9 million associated with the prepayment of certain borrowings. Other non-interest expenses decreased by $1.3 million, or 12.8%, mainly due to the same reasons set forth above.

The Company adopted SFAS No. 142, “Goodwill and Other Intangibles,” as of January 1, 2002. Upon adoption, the Company ceased amortization of goodwill, as defined at that time, of $0.8 million. In September 2002, the Company adopted, and retroactively applied to January 1, 2002, SFAS No. 147, “Acquisitions of Certain Financial Institutions.” Upon adoption, the previously defined balance of unidentifiable intangibles was reclassified to goodwill effective January 1, 2002. All 2002 unidentifiable intangible asset amortization expense recorded through September 30, 2002 was reversed and all future amortization was halted. The restated goodwill balance is $36.2 million. As a result of the adoption of SFAS No. 142 and SFAS No. 147, the Company retroactively restated intangible asset amortization expense for the three and six months ending June 30, 2002 of $444,000, or $0.03 per share, and $887,000, or $0.06 per share, respectively.

Income Taxes  For the quarters ending June 30, 2003 and 2002, the Company recorded combined federal and state income tax provisions of $1.4 million and $1.7 million, respectively. These provisions reflect effective income tax rates of 12.95% and 28.12%, for the quarters ending June 30, 2003 and June 30, 2002, respectively.   The effective tax rate for the quarter ending June 30, 2003 benefited from the $2.1 million credit recognized directly to the provision for income taxes related to the settlement of state tax dispute on the REIT.  The quarter ending June 30, 2002 benefited from $1.8 million of tax benefits recognized at a higher rate than the effective rate on the $4.4 million WorldCom bonds impairment charge.

For the six months ending June 30, 2003 and 2002, the Company recorded combined federal and state income tax provisions of $8.6 million and $5.1 million, respectively. These provisions reflect effective income tax rates of 42.66% and 31.48%, for the six months ending June 30, 2003 and June 30, 2002, respectively. The effective rate for the six months ending June 30, 2003 was impacted by the net settlement to the Massachusetts Department of Revenue related to the REIT of $2.0 million as a direct charge to the provision for income taxes.  (See Note 5 “Settlement of Real Estate Investment Trust (“REIT”) Retroactive Taxation Dispute” to the Condensed Notes to Consolidated Financial Statements.)  The effective rate for the six months ending June 30, 2002, benefited from $1.8 million of the tax benefits recognized at a higher rate than the effective rate on the $4.4 million WorldCom bonds impairment charge.

Minority Interest   Minority interest expense is the interest expense associated with the trust preferred securities and was $1.1 million and $1.4 million for the quarters ending June 30, 2003 and 2002, respectively.  For the six months ended June 30, 2003, the minority interest expense was $2.2 million compared to $2.9 million at the six months ended June 30, 2002.  The decrease in minority interest expense is a result of refinancing the 11% Trust Preferred Security issuance of Trust II with 8.625% Trust Preferred Securities of Trust III on January 31, 2002 and the refinancing of the 9.28% Trust Preferred Security issuance of Trust I with 8.375% Trust Preferred Securities of Trust IV on April 12, 2002.  Beginning July 1, 2003, the Company will no longer recognize minority interest.  See Note 3, “Recent Accounting Developments.”

Return on Average Assets and Equity   The annualized consolidated returns on average equity and average assets for the three months ended June 30, 2003 were 22.39% and 1.54%, respectively, compared to 12.06% and 0.75% reported for the same period last year.  For the six months ended June 30, 2003, the annualized consolidated returns on average equity and average assets were 14.13% and 0.99%, respectively, compared to 16.02% and 1.00% reported for the six months ended June 30, 2002, respectively.

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

On June 30, 2003 and December 31, 2002, the Company had interest rate swap commitments with a total notional amount of $50.0 million, which will hedge future LIBOR (London Interbank Offered Rate) based borrowings. The fair value of these commitments at June 30, 2003 and December 31, 2002 were ($2.1 million) and ($677,000). Under these swap commitments, the Company will pay a fixed rate of 3.65% and will receive payments based on the 3 month LIBOR rate. These interest rate swaps meet the criteria for cash flow hedges under SFAS No. 133.  All changes in the fair value of the interest rate swaps are recorded, net of tax, in equity as other comprehensive income.

To improve the Company’s asset sensitivity, the Company sold interest rate swaps hedged against loans during the year ending December 31, 2002, resulting in total deferred gains of $7.1 million. At June 30, 2003, the remaining deferred gains were $4.8 million. The interest rate swaps sold had total notional amounts of $225.0 million. These swaps were accounted for as cash flow hedges, and therefore, the deferred gains will be amortized into interest income over the remaining life of the hedged item, which range between two and five years.

Additionally, the Company enters into commitments to fund residential mortgage loans with the intention of selling them in the secondary markets.  The Company also enters into forward sales agreements for certain funded loans and loan commitments to protect against changes in interest rates.  The Company records unfunded commitments and forward sales agreements at fair value with changes in fair value as a component of Mortgage Banking Income.  At June 30, 2003, the Company had residential mortgage loan commitments with a fair value of $44.6 million and forward sales agreements with a fair value of $45.0 million.    The fair value decreased $184,000 and increased $25,000 for the quarters ending June 30, 2003 and 2002, respectively, and were recorded as a component of mortgage banking income.

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

To mitigate these uncertainties, the Company gives careful attention to its assumptions. In the case of prepayment of residential mortgage assets, assumptions are derived from published dealer median prepayment estimates for comparable mortgage loans.

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

The Company’s policy on interest-rate risk simulation specifies that if interest rates were to shift gradually up or down 200 basis points, estimated net interest income for the subsequent twelve months should decline by less than 6%. Given the unusually low rate environments at June 30, 2003 and 2002, the Company assumed a 100 basis point decline in interest rates in addition to the normal 200 basis point increase in rates.

The following table sets forth the estimated effects on the Company’s net interest income over a twelve month period following the indicated dates in the event of the indicated increases or decreases in market interest rates:

Table 8  -  Interest Rate Sensitivity

	200 Basis Point Rate Increase	100 Basis Point Rate Decrease
June 30, 2003	-1.19%	+0.05%
June 30, 2002	-2.22%	-1.13%

The results implied in the above table indicate estimated changes in simulated net interest income for the subsequent twelve months assuming a gradual shift up or down in market rates of 100 and 200 basis points across the entire yield curve. It should be emphasized, however, that the results are dependent on material assumptions such as those discussed above.  For instance, asymmetrical rate behavior can have a material impact on the simulation results.

The most significant factors affecting market risk exposure of the Company’s net interest income during the second quarter of 2003 were (i) changes in the composition and prepayment speeds of mortgage assets and loans (ii) the shape of the U.S. Government securities and interest rate swap yield curve (iii) the level of U.S prime interest rates and the (iv) level of rates paid on deposit accounts.

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

The Bank utilizes its extensive branch network to access retail customers who provide a stable base of in-market core deposits.  These funds are principally comprised of demand deposits, interest checking accounts, savings accounts, and money market accounts.  Deposit levels are greatly influenced by interest rates, economic conditions, and competitive factors.  The Bank has also established repurchase agreement lines, with major brokerage firms as potential sources of liquidity.  At June 30, 2003 the Company had no advances outstanding under these lines.  In addition to these lines, the Bank also had customer repurchase agreements outstanding amounting to $50.9 million at June 30, 2003.  As a member of the FHLB, the Bank has access to approximately $671.4 million of borrowing capacity.  On June 30, 2003 the Bank had $376.9 million outstanding in FHLB borrowings.

At June 30, 2003, the Company had outstanding commitments to originate mortgage and non-mortgage loans (including unused lines of credit of $143.0 million and letters of credit of $5.4 million) of $424.6 million.  Certificates of deposit which are scheduled to mature within one year totaled $697.3 million at June 30, 2003, and borrowings that are scheduled to mature within the same period amounted to $174.3 million.  The Company anticipates that it will have sufficient funds available to meet its current loan commitments.

The Company, as a separately incorporated bank holding company, has no significant operations other than serving as the sole stockholder of the Bank.  Its commitments and debt service requirement, at June 30, 2003, consisted of junior subordinated debentures, including accrued interest, issued to two subsidiaries, $25.8 million to Trust III and $25.8 million to Trust IV, in connection with the issuance of 8.625% Trust Preferred Securities due in 2031 and 8.375% Trust Preferred Securities due  in 2032, respectively.  The Company’s sole obligations relate to its reporting obligations under the Securities and Exchange Act of 1934, as amended and related expenses as a publicly traded company. The Company is directly reimbursed by the Bank for virtually all such expenses.

The Company actively manages its liquidity position under the direction of the Asset/Liability Management Committee.  Periodic review under prescribed policies and procedures is intended to ensure that the Company will maintain adequate levels of available funds.  At June 30, 2003, the Company’s liquidity position was well above policy guidelines.  Management believes that the Bank has adequate liquidity available to respond to current and anticipated liquidity demands.

Capital Resources and Dividends  The Federal Reserve Board (“FRB”), the Federal Deposit Insurance Corporation (“FDIC”), and other regulatory agencies have established capital guidelines for banks and bank holding companies. Risk-based capital guidelines issued by the federal regulatory agencies require banks to meet a minimum Tier 1 risk-based capital ratio of 4.0% and a total risk-based capital ratio of 8.0%.  At June 30, 2003, the Company had a Tier 1 risked-based capital ratio of 10.49% and total risked-based capital ratio 11.74%.  The Bank had a Tier 1 risked-based capital ratio of 10.00% and a total risked-based capital ratio of 11.25% as of the same date.

A minimum requirement of 4.0% Tier 1 leverage capital is also mandated. On June 30, 2003, the Company and the Bank had Tier 1 leverage capital ratios of 7.21% and 6.87%, respectively.

In June, the Company’s Board of Directors declared a cash dividend of $0.13 per share to stockholders of record as of the close of business on June 27, 2003.  This dividend was paid on July 11, 2003. On an annualized basis, the dividend payout ratio amounted to 36.58% of the trailing four quarters’ earnings.

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

The following table shows the Contractual Obligation and Commitments by Maturity as of June 30, 2003:

Table 9  -  Contractual Obligations and Commitments by Maturity

(Dollars in Thousands)

	Payments Due - By Period
Contractual Obligations	Total	Less than One Year	One to Three Years	Four to Five Years	After Five Years
FHLB advances	$376,932	$171,932	$25,000	$10,000	$170,000
Mandatorily redeemable trust preferred	50,000	—	—	—	50,000
Lease obligations	11,969	2,196	3,574	2,090	4,109
Other
TT&L	2,353	2,353	—	—	—
Customer Repo’s	50,874	50,874	—	—	—
Total contractual cash obligations	$492,128	$227,355	$28,574	$12,090	$224,109

Other Commitments
Lines of credit	$164,314	21,321	—	—	142,993
Standby letters of credit	5,367	5,367	—	—	—
Other loan commitments	254,946	234,111	16,172	1,564	3,099
Forward commitments to sell loans	45,042	45,042	—	—	—
Total Commitments	$469,669	$305,841	$16,172	$1,564	$146,092

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

Item 2.  Changes in Securities and Use of Proceeds - None

Item 3.  Defaults Upon Senior Securities – None

Item 4.  Submission of Matters to a Vote of Security Holders –

The Annual Stockholders’ Meeting was held April 10, 2003.  Board of Directors information can be found in the Proxy Statement in Section VI. Board of Directors (Pg 3-7).

Voting Results:

Proposal 1 – To re-elect Richard S. Anderson, Kevin J. Jones, Richard H. Sgarzi, and Thomas J. Teuten to serve as Class I Directors.

Voting Results

Proposals	FOR	WITHHELD
1. Reelection of Class I Directors
Richard S. Anderson	12,033,169	299,828
Kevin J. Jones	12,283,241	49,756
Richard H. Sgarzi	12,284,130	48,867
Thomas J. Teuten	11,994,484	338,513

Item 5.  Other Information – None

Item 6.  Exhibits and Reports on Form 8-K

Exhibits

31.1                                                                           Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.*

31.2                                                                           Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.*

32.1                                                                           Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.+

*Filed herewith

+Furnished herewith

Reports on Form 8-K

(a)          Reports on Form 8-K

April 10, 2003 -	related to first quarter 2003 earnings release.
June 12, 2003 -	related to second quarter 2003 common dividend.
June 20, 2003 -	related to the election of the Chairman of the Board of Directors.
June 23, 2003 -	related to the settlement of tax dispute on the REIT

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDEPENDENT BANK CORP.

(registrant)

Date:	August 7, 2003	/s/ Christopher Oddleifson
Christopher Oddleifson
President and Chief Executive Officer

Date:	August 7, 2003	/s/ Denis K. Sheahan
Chief Financial Officer and Treasurer
(Principal Financial and Principal Accounting Officer)

INDEPENDENT BANK CORP.

(registrant)