Form 10-Q
period 2003-09-30
INDEPENDENT BANK CORP
filed 2003-11-13
CIK 776901

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003
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

Yes [X]      No [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [X]      No [  ]

     As of November 1, 2003, there were 14,625,154 shares of the issuer’s common stock outstanding, par value $.01 per share.

INDEX

PAGE #
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets (unaudited) -	3
September 30, 2003 and December 31, 2002
Consolidated Statements of Income (unaudited) -	4
Nine months and three months ended September 30, 2003 and 2002
Consolidated Statements of Stockholder’s Equity (unaudited) -	5
Nine months ended September 30, 2003 and for the year ended December 31, 2002
Consolidated Statements of Cash flows (unaudited) -	6
Nine months ended September 30, 2003 and 2002
Condensed Notes to Consolidated Financial Statements -
September 30, 2003
Note 1 - Basis of Presentation	7
Note 2 - Stock Based Compensation	7
Note 3 - Recent Accounting Developments	9
Note 4 - Settlement of Real Estate Investment Trust (“REIT”) Retroactive Taxation Dispute	11
Note 5 - Earnings Per Share	11
Note 6 - Redemption/Issuance of Trust Preferred Securities	12
Note 7 - Comprehensive Income	13
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Table 1 - Summary of Delinquency Information	17
Table 2 - Nonperforming Assets / Loans	18
Table 3 - Summary of Changes in the Allowance for Loan Losses	21
Table 4 - Summary of Allocation of the Allowance for Loan Losses	22
Table 5 - Average Balance, Interest Earned/Paid & Average Yields - Three months ended September 30, 2003 and 2002	25
Table 6 - Average Balance, Interest Earned/Paid & Average Yields - Nine months ended September 30, 2003 and 2002	26
Table 7 - Volume Rate Analysis	28
Table 8 - Interest Rate Sensitivity	33
Table 9 - Contractual Obligations and Commitments by Maturity	35
Item 3. Quantitative and Qualitative Disclosures About Market Risk	36
Item 4. Controls and Procedures	36
PART II. OTHER INFORMATION	36
Item 1. Legal Proceedings	36
Item 2. Changes in Securities and Use of Proceeds	37
Item 3. Defaults Upon Senior Securities	37
Item 4. Submission of Matters to a Vote of Security Holders	37
Item 5. Other Information	37
Item 6. Exhibits and Reports on Form 8-K	37
Signatures	41
Exhibit 31.1 – Certification 302	42
Exhibit 31.2 – Certification 302	44
Exhibit 32 – Certification 906	46

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements

INDEPENDENT BANK CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited, Dollars In Thousands, Except Share Amounts)

	September 30,	December 31,
	2003	2002

ASSETS
CASH AND DUE FROM BANKS	$68,810	$71,317
FEDERAL FUNDS SOLD & SHORT TERM INVESTMENTS	—	3,169
INVESTMENTS
Trading Assets	1,146	1,075
Securities Available for Sale	552,161	501,828
Securities Held to Maturity (fair value $134,956 and $152,566)	129,537	149,071
Federal Home Loan Bank Stock	21,907	17,036

TOTAL INVESTMENTS	704,751	669,010

LOANS
Commercial & Industrial	171,563	151,591
Commercial Real Estate	559,184	511,102
Residential Real Estate	319,240	281,452
Real Estate Construction	75,158	59,371
Consumer - Installment	299,239	323,501
Consumer - Other	124,643	104,585

TOTAL LOANS	1,549,027	1,431,602
LESS: ALLOWANCE FOR LOAN LOSSES	(23,103)	(21,387)

NET LOANS	1,525,924	1,410,215

BANK PREMISES AND EQUIPMENT, Net	32,119	30,872
GOODWILL	36,236	36,236
MORTGAGE SERVICING RIGHTS	3,135	2,039
BANK OWNED LIFE INSURANCE	39,986	37,133
OTHER ASSETS	20,073	25,381

TOTAL ASSETS	$2,431,034	$2,285,372

LIABILITIES
DEPOSITS
Demand Deposits	$447,167	$429,042
Savings and Interest Checking Accounts	537,162	464,318
Money Market and Super Interest Checking Accounts	359,746	320,819
Time Certificates of Deposit over $100,000	119,078	101,835
Other Time Certificates of Deposits	343,795	372,718

TOTAL DEPOSITS	1,806,948	1,688,732

FEDERAL FUNDS PURCHASED AND ASSETS SOLD UNDER REPURCHASE AGREEMENTS	49,037	58,092
TREASURY TAX AND LOAN NOTES	4,868	6,471
FEDERAL HOME LOAN BANK BORROWINGS	331,636	297,592
OTHER LIABILITIES	21,988	25,469

TOTAL LIABILITIES	$2,214,477	$2,076,356

COMMITMENTS AND CONTINGENCIES
CORPORATION-OBLIGATED MANDATORILY REDEEMABLE TRUST PREFERRED SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES OF THE CORPORATION Outstanding: 2,000,000 shares	$47,835	$47,774

STOCKHOLDERS’ EQUITY
PREFERRED STOCK, $.01 par value. Authorized: 1,000,000 Shares Outstanding: None	—	—
COMMON STOCK, $.01 par value. Authorized: 30,000,000 Issued: 14,863,821 Shares at September 30, 2003 and December 31, 2002.	149	149
TREASURY STOCK: 256,192 Shares at September 30, 2003 and 402,340 Shares at December 31, 2002.	(4,006)	(6,292)
TOTAL OUTSTANDING STOCK: 14,607,629 at September 30, 2003 and 14,461,481 at December 31, 2002
TREASURY STOCK SHARES HELD IN RABBI TRUST AT COST	(1,223)	(1,189)
DEFERRED COMPENSATION OBLIGATION	1,223	1,189
ADDITIONAL PAID IN CAPITAL	42,061	41,994
RETAINED EARNINGS	124,350	110,910
ACCUMULATED OTHER COMPREHENSIVE INCOME, NET OF TAX	6,168	14,481

TOTAL STOCKHOLDERS’ EQUITY	168,722	161,242

TOTAL LIABILITIES, MINORITY INTEREST IN SUBSIDIARIES, AND STOCKHOLDERS’ EQUITY	$2,431,034	$2,285,372

The accompanying notes are an integral part of these consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, Dollars In Thousands, Except Share and Per Share Data)

	NINE MONTHS ENDED		THREE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2003	2002 (1)	2003	2002

Interest on Loans	$72,202	$74,306	$24,057	$24,907
Interest and Dividends on Securities	24,773	31,724	7,864	10,444
Interest on Federal Funds Sold and Short-Term Investments	32	330	14	189

Total Interest Income	97,007	106,360	31,935	35,540

INTEREST EXPENSE
Interest on Deposits	13,462	19,609	4,303	6,056
Interest on Borrowings	11,463	12,001	3,517	4,057

Total Interest Expense	24,925	31,610	7,820	10,113

Net Interest Income	72,082	74,750	24,115	25,427

PROVISION FOR LOAN LOSSES	2,790	3,600	930	1,200

Net Interest Income After Provision For Loan Losses	69,292	71,150	23,185	24,227

NON-INTEREST INCOME
Service Charges on Deposit Accounts	8,473	7,368	2,952	2,562
Investment Management Services	3,274	4,079	1,053	1,133
Mortgage Banking Income	3,752	1,924	1,718	470
BOLI Income	1,410	1,376	480	468
Net Gain/(Loss) on Sales of Securities	2,327	(38)	124	(38)
Other Non-Interest Income	2,329	1,763	866	570

Total Non-Interest Income	21,565	16,472	7,193	5,165

NON-INTEREST EXPENSE
Salaries and Employee Benefits	31,244	28,791	10,629	10,362
Occupancy and Equipment Expenses	6,707	6,473	2,042	2,154
Data Processing & Facilities Management	3,387	3,185	1,182	1,011
Pre-payment Penalty on Borrowings	1,941	—	—	—
Impairment Charge	—	4,372	—	—
Other Non-Interest Expense	12,938	14,133	4,292	4,222

Total Non-Interest Expense	56,217	56,954	18,145	17,749

Minority Interest Expense	3,268	3,950	1,095	1,082

INCOME BEFORE INCOME TAXES	31,372	26,718	11,138	10,561
PROVISION FOR INCOME TAXES	12,252	8,675	3,620	3,588

NET INCOME	$19,120	$18,043	$7,518	$6,973

Less: Trust Preferred Issuance Cost Write-off (Net of Tax)	—	1,505	—	—

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$19,120	$16,538	$7,518	$6,973

BASIC EARNINGS PER SHARE	$1.32	$1.15	$0.52	$0.48

DILUTED EARNINGS PER SHARE	$1.30	$1.13	$0.51	$0.48

Weighted average common shares (Basic)	14,537,294	14,402,509	14,582,168	14,446,066
Common stock equivalents	164,513	211,198	189,656	163,950

Weighted average common shares (Diluted)	14,701,807	14,613,707	14,771,824	14,610,016

(1)  Reflects the restatement of the six months ended June 30, 2002 for the nonamortization of goodwill in accordance with SFAS No. 147.

The accompanying notes are an integral part of these consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited - Dollars in Thousands, Except Per Share Data)

					OTHER
			ADDITIONAL		ACCUMULATED
	COMMON	TREASURY	PAID-IN	RETAINED	COMPREHENSIVE
	STOCK	STOCK	CAPITAL	EARNINGS	INCOME	TOTAL

BALANCE DECEMBER 31, 2001	$149	($8,369)	$43,633	$92,779	$5,069	$133,261

Net Income (1)				25,066		25,066
Cash Dividends Declared ($.48 per share)				(6,935)		(6,935)
Write-Off of Stock Issuance Costs, Net of Tax			(1,505)			(1,505)
Proceeds From Exercise of Stock Options		2,077	(564)			1,513
Tax Benefit on Stock Option Exercise			430			430
Change in Fair Value of Derivatives During Period, Net of Tax and Realized Gains					2,009	2,009
Change in Unrealized Gain on Securities Available For Sale, Net of Tax and Realized Gains					7,403	7,403

BALANCE DECEMBER 31, 2002	$149	($6,292)	$41,994	$110,910	$14,481	$161,242

BALANCE DECEMBER 31, 2002	$149	($6,292)	$41,994	$110,910	$14,481	$161,242

Net Income				19,120		19,120
Cash Dividends Declared ($.39 per share)				(5,680)		(5,680)
Proceeds From Exercise of Stock Options		2,286	(290)			1,996
Tax Benefit on Stock Option Exercise			357			357
Change in Fair Value of Derivatives During Period, Net of Tax and Realized Gains					(1,716)	(1,716)
Change in Unrealized Gain on Securities Available For
Sale, Net of Tax and Realized Gains					(6,597)	(6,597)

BALANCE SEPTEMBER 30, 2003	$149	($4,006)	$42,061	$124,350	$6,168	$168,722

(1)  Reflects the restatement of the six months ended June 30, 2002 for the nonamortization of goodwill in accordance with SFAS No. 147.

The accompanying notes are an integral part of these consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited- In Thousands)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2003	2002 (1)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$19,120	$18,043
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED FROM OPERATING ACTIVITIES:
Depreciation and amortization	4,336	3,745
Provision for loan losses	2,790	3,600
Deferred income tax (expense)/benefit	(6,208)	4,493
Loans originated for resale	(226,724)	(103,242)
Proceeds from mortgage loan sales	237,468	102,025
Gain on sale of mortgages	(1,692)	(169)
(Gain)/loss on sale of investments	(2,327)	38
Prepayment penalty on borrowings	1,941	—
Impairment charge on Security	—	4,372
Gain recorded from mortgage servicing rights, net of amortization	(1,097)	(56)
Changes in assets and liabilities:
Decrease in other assets	871	2,478
Increase in other liabilities	5,518	1,728

TOTAL ADJUSTMENTS	14,876	19,012

NET CASH PROVIDED FROM OPERATING ACTIVITIES	33,996	37,055

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal repayments of Securities Held to Maturity	20,487	11,545
Proceeds from maturities and principal repayments and sales of Securities Available For Sale	309,545	165,735
Purchase of Securities Held to Maturity	(1,000)	(41,673)
Purchase of Securities Available For Sale	(369,966)	(136,658)
Purchase of Federal Home Loan Bank Stock	(4,871)	—
Net increase in Loans	(127,551)	(85,195)
Investment in Bank Premises and Equipment	(4,399)	(4,195)

NET CASH USED IN INVESTING ACTIVITIES	(177,755)	(90,441)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in Time Deposits	(11,680)	(61,750)
Net increase in Other Deposits	129,896	172,176
Net (decrease) /increase in Federal Funds Purchased and Assets Sold Under Repurchase Agreements	(9,055)	9,221
Net increase/(decrease) in Federal Home Loan Bank Borrowings	34,044	(20,305)
Net decrease in Treasury Tax & Loan Notes	(1,603)	(3,768)
Redemption of corporation-obligated mandatorily redeemable trust preferred securities of subsidiary trust holding solely junior subordinated debentures of the Corporation	—	(53,750)
Issuance of corporation-obligated mandatorily redeemable trust preferred securities of subsidiary trust holding solely junior subordinated debentures of the Corporation	—	23,756
Proceeds from stock issuance	1,996	1,362
Dividends Paid	(5,515)	(5,032)

NET CASH PROVIDED FROM FINANCING ACTIVITIES	138,083	61,910

NET (DECREASE)/ INCREASE IN CASH AND CASH EQUIVALENTS	(5,676)	8,524

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF PERIOD	74,486	72,967

CASH AND CASH EQUIVALENTS AS OF JUNE 30,	$68,810	$81,491

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the nine months for:
Interest on deposits and borrowings	$26,979	$30,711
Interest on shares subject to mandatory redemption	3,268	3,950
Income taxes	13,430	4,417
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Decrease in fair value of derivatives, net of tax	1,716	1,387
Transfer of securities from HTM to AFS	—	750
Loans transferred to OREO	—	—
Issuance of shares from Treasury Stock for the exercise of stock options	2,286	1,878
Write-off of unamortized Trust Preferred issuance costs upon redemption, net of tax	—	1,505

(1)  Reflects the restatement of the six months ended June 30, 2002 for the nonamortization of goodwill in accordance with SFAS No. 147.

The accompanying notes are an integral part of these consolidated financial statements.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

     Independent Bank Corp. (the “Company”) is a state chartered, federally registered bank holding company headquartered in Rockland, Massachusetts. The Company is the sole stockholder of Rockland Trust Company (“Rockland” or “the Bank”), a Massachusetts trust company chartered in 1907. The Company’s other subsidiaries are Independent Capital Trust III and Independent Capital Trust IV, each of which have issued trust preferred securities to the public. The Bank’s subsidiaries consist of two Massachusetts securities corporations, RTC Securities Corp. and RTC Securities Corp. X, Taunton Avenue Inc., and Rockland Trust Community Development LLC. Taunton Avenue Inc. was formed in May 2003 to hold loans, industrial development bonds and other assets. Rockland Trust Community Development LLC was formed in August 2003 to provide investment capital to low-income communities and low-income persons.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included. Operating results for the nine month period and quarter ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003 or any other interim period. All significant inter-company balances and transactions have been eliminated in consolidation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission.

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

     Had the Company recognized compensation cost for these plans determined as the fair market value of the Company’s stock at the grant date and recognized over the service period, the Company’s net income available to common stockholders and earnings per share would have been reduced to the following pro forma amounts:

Three Months Ended September 30,		2003	2002

Net Income Available to Common Stockholders:	As Reported (000’s)	$7,518	$6,973
	Pro Forma (000’s)	$7,394	$6,852
Basic EPS:	As Reported	$0.52	$0.48
	Pro Forma	$0.51	$0.47
Diluted EPS:	As Reported	$0.51	$0.48
	Pro Forma	$0.50	$0.47

Nine Months Ended September 30,		2003	2002

Net Income Available to Common Stockholders:	As Reported (000’s)	$19,120	$16,538
	Pro Forma (000’s)	$18,580	$16,141
Basic EPS:	As Reported	$1.32	$1.15
	Pro Forma	$1.28	$1.12
Diluted EPS:	As Reported	$1.30	$1.13
	Pro Forma	$1.26	$1.10

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

	1997 Plan		1996 Plan

Risk Free Interest Rate
September 30, 2003	2.33%	(1)	2.41%	(2)
Fiscal Year 2002	2.88%		4.52%
Expected Dividend Yields
September 30, 2003	2.13%	(1)	2.56%	(2)
Fiscal Year 2002	2.05%		1.77%
Expected Lives
September 30, 2003	3 years	(1)	3.5 years	(2)
Fiscal Year 2002	3 years		3.5 years
Expected Volatility
September 30, 2003	33%	(1)	31%	(2)
Fiscal Year 2002	33%		33%

(1)  On January 9, 2003, 50,000 options were granted from the 1997 plan to the Company’s President and Chief Executive Officer. The risk free rate, the expected dividend yield, expected life and expected volatility for this grant was determined on January 9, 2003. The normal annual grant of 1997 Plan options is expected to occur in December of 2003 upon which a risk free interest rate, expected dividend yield, expected life and expected volatility will be determined for those grants.

(2)  On April 15, 2003, 11,000 options were granted from the 1996 plan to the Company’s Board of Directors. The risk free rate, the expected dividend yield, expected life and expected volatility for this grant was determined on April 15, 2003.

NOTE 3 – RECENT ACCOUNTING DEVELOPMENTS

     Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, which amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Companies are able to eliminate a “ramp-up” effect that the SFAS No. 123 transition rule creates in the year of adoption and allows companies to elect a method that will provide for comparability amongst years reported. In addition, SFAS No. 148 amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the fair value based method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company is currently considering the adoption of fair value based method of accounting for stock-based employee compensation, and if the Company does elect to adopt such accounting, the historical impact can be seen in Note 2, “Stock Based Compensation.”

     FASB issued Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities – an Interpretation of Accounting Research Bulletin No. 51.” FIN 46 establishes accounting guidance for consolidation of variable interest entities (“VIE”) that function to support the activities of the primary beneficiary. The primary beneficiary of a VIE entity is the entity that absorbs a majority of the VIE’s expected losses, receives a majority of the VIE’s expected residual returns, or both, as a result of ownership, controlling interest, contractual relationship or other business relationship with a VIE. Prior to the implementation of FIN 46, VIEs were generally consolidated by an enterprise when the enterprise had a controlling financial interest through ownership of a majority of voting interest in the entity. The Company adopted FIN No. 46 as of February 1, 2003 for all arrangements entered into after January 31, 2003 and will adopt as of December 31, 2003 for other arrangements entered into prior to January 31, 2003 per FASB Staff Position No. FIN 46-6. The Company does not believe the adoption of this interpretation will have a material impact on the Company’s financial position or results of operation.

     In its current form, FIN 46 may require the Company to deconsolidate its investment in Capital Trust III and IV in future financial statements. The potential de-consolidation of subsidiary trusts of bank holding companies formed in connection with the issuance of trust preferred securities appears to be an unintended consequence of FIN 46. It is currently unknown if, or when, the Financial Accounting Standards Board will address this issue. In July 2003, the Board of Governors of the Federal Reserve issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in their Tier I capital for regulatory capital purposes until notice is given to the contrary. The Federal Reserve intends to review the regulatory implications of any accounting treatment changes and, if necessary or warranted, provide further appropriate guidance. There can be no assurance that the Federal Reserve will continue to allow institutions to include trust preferred securities in Tier I capital for regulatory capital purposes. [As of September 30, 2003, assuming the Company was not allowed to include the $50.0 million in trust preferred securities issued by Capital Trust III and Capital Trust IV in Tier I capital, the Company would still exceed the regulatory required minimums for capital adequacy purposes.] If the trust preferred securities were no longer allowed to be included in Tier 1 capital, the Company would also be permitted to redeem the capital securities, which bear interest at 8.625% and 8.375%, respectively, without penalty.

     SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” In April 2003, the FASB issued SFAS No. 149, which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” resulting in more consistent reporting of contracts as either derivatives or hybrid instruments. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and should be applied prospectively. Implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003 should continue to be applied in accordance with their respective effective dates. The Company adopted this statement on July 1, 2003. There was no material impact on the Company’s financial position or results of operations.

     SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” In May 2003, the FASB issued SFAS No. 150, which establishes standards for how certain financial instruments with characteristics of both liabilities and equity should be measured and classified. Certain financial instruments with characteristics of both liabilities and equity will be required to be classified as a liability. This statement is effective for financial instruments entered into or modified after May 31, 2003, and July 1, 2003 for all other financial instruments with the exception of existing mandatorily redeemable financial instruments issued by limited life subsidiaries which have been indefinitely deferred from the scope of the statement. On November 7, 2003, subsequent to the Company’s filing of its earnings release on October 9, 2003, the FASB issued a FASB Staff Position (“FSP”) FAS 150-3, “Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” FSP FAS 150-3 indefinitely defers paragraph 9 of SFAS No. 150 for mandatorily redeemable financial instruments issued by limited life subsidiaries. Paragraph 9 provides guidance on the measurement requirements for mandatorily redeemable financial instruments. Therefore, at September 30, 2003, the junior subordinated debentures continue to be classified as a separate line item between total liabilities and stockholders’ equity, mezzanine section, on the Consolidated Balance Sheet. Further consideration will be given to the classification of these trust preferred securities back into debt upon further clarification of existing guidance.

NOTE 4 - SETTLEMENT OF REAL ESTATE INVESTMENT TRUST (“REIT”) RETROACTIVE TAXATION DISPUTE

     In June of 2003, two of the Company’s subsidiaries settled a state tax dispute with the Commonwealth of Massachusetts Department of Revenue (“DOR”). The settlement resulted from a negotiation between the DOR and a group of approximately 50 to 60 banks. The dispute that led to the settlement arose from the assessment by the DOR in approximately June 2002, of additional state taxes against Massachusetts banks that had a REIT in their corporate structure. The dispute was exacerbated when, on March 5, 2003, the Governor of Massachusetts signed legislation that declared that the dividends which banks received from REIT subsidiaries were subject to state taxation, retroactive to 1999. Under the settlement, approximately $3.2 million, prior to federal deduction, was paid to the DOR on June 23, 2003 on behalf of the Company’s two subsidiaries.

     In the first quarter of 2003, the Company recorded a $4.1 million, including interest and net of applicable tax benefits, charge to earnings due to the state tax dispute between its subsidiaries and the DOR. As a result of the settlement, the Company recognized a credit of approximately $2.1 million, including interest and net of applicable tax benefits, to income in the second quarter of 2003.

NOTE 5 - EARNINGS PER SHARE

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

     During the nine months ending September 30, 2002, the Company wrote-off $1.5 million, net of tax, of stock issuance costs associated with Independent Capital Trust I and II upon their liquidation. These costs were directly charged to equity in accordance with Generally Accepted Accounting Principles (“GAAP”). Although these amounts did not impact net income, they are included in the calculation of EPS. Therefore, the calculation of EPS in 2002 is determined by dividing net income available to common stockholders, which includes the write-off of stock issuance costs, by the weighted average number of common shares outstanding for the period.

     Earnings per share consisted of the following components for the nine months and the three months ended September 30, 2003 and 2002:

	Net Income

For the Three Months Ended September 30,	2003	2002 (1)

	(In Thousands)
Net Income	$7,518	$6,973

Net Income Available for Common Stockholders	$7,518	$6,973

			Net Income Available To
			Common
	Weighted Average		Stockholders
	Shares		Per Share

For the Three Months Ended September 30,	2003	2002	2003	2002 (1)

Basic EPS	14,582,168	14,446,066	$0.52	$0.48
Effect of dilutive securities	189,656	163,950	($0.01)	—

Diluted EPS	14,771,824	14,610,016	$0.51	$0.48

	Net Income

For the Nine Months Ended September 30,	2003	2002 (1)

	(In Thousands)
Net Income	$19,120	$18,043
Less: Trust preferred issuance costs write-off after tax	—	1,505

Net Income Available for Common Stockholders	$19,120	$16,538

			Net Income Available To
			Common
	Weighted Average		Stockholders
	Shares		Per Share

For the Nine Months Ended September 30,	2003	2002	2003	2002 (1)

Basic EPS	14,537,294	14,402,509	$1.32	$1.15
Effect of dilutive securities	164,513	211,198	($0.02)	($0.02)

Diluted EPS	14,701,807	14,613,707	$1.30	$1.13

(1)  Reflects the restatement of the six months ended June 30, 2002 for the nonamortization of goodwill in accordance with SFAS No. 147.

     Options to purchase common stock with an exercise price greater than the average market price of common shares for the period are excluded from the calculation of diluted earnings per share, as their effect on earnings per share would be antidilutive. For the three and nine months ended September 30, 2003, there were 11,217 and 184,234, respectively, of shares excluded from the calculation of diluted earnings per share. For the three and nine months ended September 30, 2002, there were 14,000 and 8,615, respectively, of shares excluded from the calculation of diluted earnings per share.

NOTE 6 - REDEMPTION/ISSUANCE OF TRUST PREFERRED SECURITIES

     On December 11, 2001, the Company issued through Independent Capital Trust III, 1,000,000 shares of 8.625% Trust Preferred Securities, $25 face value, due December 31, 2031 but callable at the option of the Company on or after December 31, 2006. On January 31, 2002, the Company used the net proceeds from the transaction to call the 1,000,000 shares of 11% Trust Preferred Securities issued by Independent Capital Trust II. Upon redemption of the 11% Trust Preferred Securities, the Company wrote-off the associated unamortized issuance costs ($738,000, net of tax) through a charge to equity. This charge, which did not impact net income, is included in the calculation of earnings per share available to common stockholders. The Company expects the refinancing of the 11% Trust Preferred Security issuance to reduce annual pre-tax interest expense on mandatory redeemable securities by approximately $594,000.

     On April 12, 2002, the Company issued through Independent Capital Trust IV, 1,000,000 shares of 8.375% Trust Preferred Securities, $25 face value, due April 30, 2032 but callable at the option of the Company on or after April 30, 2007. On May 20, 2002, the Company used the net proceeds from the transaction to call the 1,150,000 shares of 9.28% Trust Preferred Securities issued by Independent Capital Trust I. Upon redemption of the 9.28% Trust Preferred Securities, the Company wrote-off the associated unamortized issuance cost of $767,000, net of tax, through a direct charge to equity. The write-off of these unamortized costs is included in the calculation of earnings per share. The Company expects the refinancing of the 9.28% Trust Preferred Security issuance to reduce annual pre-tax interest expense on mandatory redeemable securities by approximately $574,000.

NOTE 7 - COMPREHENSIVE INCOME

     Information on the Company’s comprehensive income, presented net of taxes, is set forth below for the nine months and quarter ended September 30, 2003 and 2002.

Comprehensive income is reported net of taxes, as follows:
(unaudited, In Thousands)

	FOR THE NINE		FOR THE THREE
	MONTHS ENDED		MONTHS ENDED
	SEPTEMBER 30,	SEPTEMBER 30,	SEPTEMBER 30,	SEPTEMBER 30,
	2003	2002	2003	2002

Net Income	$19,120	$18,043 (1)	$7,518	$6,973
Other Comprehensive Loss, Net of Tax:
(Decrease) Increase in unrealized gains on securities available for sale, net of tax of $3,842 and $5,577, for the nine months ending September 30, 2003 and September 30, 2002, respectively, and $1,519 and $3,123 for the three months ended September 30, 2003 and September 30, 2002, respectively.	(5,223)	8,633	(2,575)	4,932
Less: reclassification adjustment for realized (gains)losses included in net earnings, net of tax of $810 and 0, for the nine months ending September 30, 2003 and September 30, 2002, respectively, and $82 and $63, for the three months ending September 30, 2003 and September 30, 2002, respectively.	(1,374)	—	(114)	87

Net change in unrealized gains on securities available for sale, net of tax of $4,652 and $5,577 for the nine months ending September 30, 2003 and September 30, 2002, respectively and $1,601 and $3,186 for the three months ending September 30, 2003 and September 30, 2002, respectively.	(6,597)	8,633	(2,688)	5,019
(Decrease) Increase in fair value of derivatives, net of tax of $389 and $163 for the nine months ending September 30, 2003 and September 30, 2002, respectively and $106 and $95 for the three months ending September 30, 2003 and September 30, 2002, respectively.	(722)	303	196	(177)
Less: reclassification of realized gains on derivatives, net of tax of $720 and $997, for the nine months ending September 30, 2003 and September 30, 2002, respectively and $240 and $1,132 for the three months ending September 30, 2003 and September 30, 2002, respectively.	(994)	(1,690)	(331)	(1,940)

Net change in fair value of derivatives, net of tax of $1,109 and $834, for the nine months ending September 30, 2003 and September 30, 2002, respectively and $134 and $1,227 the three months ending September 30, 2003 and September 30, 2002, respectively.	(1,716)	(1,387)	(135)	(2,117)

Other Comprehensive (Loss)/Gain	(8,313)	7,246	(2,823)	2,902

Comprehensive Income	$10,806	$25,289	$4,695	$9,875

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

     Although we believe that the expectations reflected in our forward-looking statements are reasonable, these statements involve risks and uncertainties that are subject to change based on various important factors (some of which are beyond our control). The following factors, among others, could cause our financial performance to differ materially from our goals, plans, objectives, intentions, expectations and other forward-looking statements:

•	the strength of the United States economy in general and the strength of the regional and local economies within the New England region and Massachusetts;

•	adverse changes in the local real estate market, as most of the Company’s loans are concentrated in Southeastern Massachusetts and a substantial portion of these loans have real estate as collateral;

•	the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System;

•	inflation, interest rate, market and monetary fluctuations;

•	adverse changes in asset quality and the resulting credit risk-related losses and expenses;

•	our timely development of new products and services in a changing environment, including the features, pricing and quality of our products and services compared to the products and services of our competitors;

•	the willingness of customers to substitute competitors’ products and services for our products and services;

•	the impact of changes in financial services policies, laws and regulations, including laws, regulations and policies concerning taxes, banking, securities and insurance, and the application thereof by regulatory bodies;

•	technological changes;

•	changes in consumer spending and savings habits; and

•	regulatory or judicial proceedings.

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

OVERVIEW

     The Company’s total assets increased $145.7 million, or 6.4%, from December 31, 2002 to a total of $2.4 billion at September 30, 2003. The investment portfolio increased by $35.7 million, or 5.3%, to $704.8 million at September 30, 2003 as compared to fiscal year-end 2002. Loans increased $117.4 million, or 8.2%, during the nine months ending 2003. At September 30, 2003, total deposits increased $118.2 million, or 7.0% as compared to December 31, 2002 to $1.8 billion from $1.7 billion; however, the mix of deposits changed with an increase in core deposits of $129.9 million, or 10.7%, and a decrease in the more expensive time deposit category of $11.7 million, or 2.5%.

     Net income for the three months ended September 30, 2003 was $7.5 million, an increase of $0.5 million, or 7.8%, compared to the three months ended September 30, 2002. Diluted earnings per share were $0.51, a 6.3% increase compared to $0.48 for the same period last year. The third quarter 2003 results reflect a decrease in net interest income of $1.3 million, or 5.2%, an increase in non-interest income of $2.0 million, or 39.3%, and an increase in non-interest expense of $0.4 million, or 2.2%.

     Net income for the nine months ended September 30, 2003 was $19.1 million, an increase of $1.1 million, or 6.0%, compared to the nine months ended September 30, 2002. Diluted earnings per share were $1.30, a 15.0% increase compared to $1.13 for the same period last year. The nine months ended September 30, 2003 results also reflect a decrease in net interest income of $2.7 million, or 3.6%, an increase in non-interest income of $5.1 million, or 30.9%, and a decrease in non-interest expense of $737,000, or 1.3%.

     Provision for loan losses decreased by $270,000 to $930,000 from $1.2 million for the three months ended September 30, 2003 compared to September 30, 2002, and $810,000 to $2.8 million from $3.6 million for the nine months ended September 30, 2003 compared to September 30, 2002, as a result of continued strength in loan quality.

     The Company’s effective income tax rate was 32.50% compared to 33.97%, for the quarters ending September 30, 2003 and September 30, 2002, respectively. The effective income tax rate for nine months ending September 30, 2003 was 39.05% compared to 32.47%.

FINANCIAL POSITION

     Loan Portfolio Total loans increased by $117.4 million, or 8.2%, during the nine months ended September 30, 2003 compared to the balance at December 31, 2002. The increases were mainly in commercial real estate, residential real estate and commercial and industrial loans, which increased $48.1 million, or 9.4%, $37.8 million, or 13.4%, and $20.0 million, or 13.2%, respectively. Consumer loans decreased $4.2 million, or 1.0%, primarily due to a decrease in indirect auto loans ($30.2 million) but was somewhat offset by the growth in home equity lines of $17.2 million.

     Asset Quality Rockland Trust Company actively manages all delinquent loans in accordance with formally drafted policies and established procedures. In addition, Rockland Trust Company’s Board of Directors reviews delinquency statistics, by loan type, on a monthly basis.

     Delinquency The Bank’s philosophy toward managing its loan portfolios is predicated upon careful monitoring which stresses early detection and response to delinquent and default situations. The Bank seeks to make arrangements to resolve any delinquent or default situation over the shortest possible time frame. Generally, the Bank requires that a delinquency notice be mailed to a borrower upon expiration of a grace period (typically no longer than 15 days beyond the due date). Reminder notices and telephone calls may be issued prior to the expiration of the grace period. If the delinquent status is not resolved within a reasonable time frame following the mailing of a delinquency notice, the Bank’s personnel charged with managing its loan portfolios, contacts the borrower to ascertain the reasons for delinquency and the prospects for payment. Any subsequent actions taken to resolve the delinquency will depend upon the nature of the loan and the length of time that the loan has been delinquent. The borrower’s needs are considered as much as reasonably possible without jeopardizing the Bank’s position. A late charge is usually assessed on loans upon expiration of the grace period.

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

     The following table sets forth a summary of certain delinquency information as of the dates indicated:

	Table 1 - Summary of Delinquency Information

	At September 30, 2003				At December 31, 2002

	60-89 days		90 days or more		60-89 days		90 days or more

	Number	Principal	Number	Principal	Number	Principal	Number	Principal
	of Loans	Balance	of Loans	Balance	of Loans	Balance	of Loans	Balance

	(Dollars in Thousands)
Real Estate Loans:
Residential	1	$80	1	$40	2	$197	1	$2
Commercial	—	—	1	865	2	88	5	1,022
Construction	—	—	—	—	1	1,400	—	—
Commercial and Industrial Loans	3	740	9	1,248	2	63	4	252
Consumer Installment	63	462	56	331	41	241	32	220
Consumer Other	13	13	25	62	8	14	29	42

Total	80	$1,295	92	$2,546	56	$2,003	71	$1,538

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

     Nonperforming Assets Nonperforming assets are comprised of nonperforming loans, other real estate owned (“OREO”) and nonperforming investment securities. Nonperforming loans consist of nonaccrual loans and loans that are more than 90 days past due but still accruing interest. OREO includes properties held by the Bank as a result of foreclosure or by acceptance of a deed in lieu of foreclosure. Nonperforming investment securities consist of investments that have been identified as other than temporarily impaired and are no longer accruing interest. The Company’s strong underwriting guidelines, prudent investment practices, and the resilient local economy continue to result in very strong asset quality. Nonperforming assets totaled $3.2 million at September 30, 2003 (0.13% of total assets), as compared to the $3.1 million (0.13% of total assets) reported at December 31, 2002. The Company’s total allowance for loan losses (which included $0.5 million credit quality discount at December 31, 2002, which is discussed under “Allowance for Loan Losses” below),represented, as a percentage of the total loan portfolio, 1.49% of those totals at September 30, 2003 and 1.53% at December 31, 2002. The Bank held no OREO property on September 30, 2003 and all investment securities were performing.

     Repossessed automobiles loan balances continue to be classified as nonperforming loans, and not as other assets, because the borrower has the potential capacity to satisfy the obligation within twenty days from the date of repossession (before the Bank can schedule disposal of the collateral). The borrower can redeem the property by payment in full at anytime prior to the disposal of it by the Bank. Repossessed automobiles loan balances amounted to $413,000, $663,000, and $568,000 for the periods ending September 30, 2003, December 31, 2002, and September 30, 2002, respectively.

     The following table sets forth information regarding nonperforming assets held by the Company at the dates indicated.

Table 2 - Nonperforming Assets / Loans
(Dollars In Thousands)

	As of	As of	As of
	September 30,	December 31,	September 30,
	2003	2002	2002

Loans accounted for on a nonaccrual basis (1)
Commercial & Industrial	$1,391	$300	$631
Real Estate - Commercial Mortgage	865	1,320	1,442
Real Estate - Residential Mortgage	367	533	720
Consumer Installment	413	663	568

Total	$3,036	$2,816	$3,361

Loans past due 90 days or more but still accruing
Consumer Installment	100	220	187
Consumer Other	62	41	126

Total	$162	$261	$313

Total nonperforming loans	$3,198	$3,077	$3,674

Total nonperforming assets	$3,198	$3,077	$3,674

Restructured loans	$467	$497	$605

Nonperforming loans as a percent of gross loans	0.21%	0.21%	0.27%

Nonperforming assets as a percent of total assets	0.13%	0.13%	0.16%

(1)  There were no restructured nonaccruing loans at September 30, 2003 and December 31, 2002 and $0.1 million restructured nonaccruing loans at September 30, 2002.

     In the course of resolving nonperforming loans, the Bank may choose to restructure the contractual terms of certain commercial and real estate loans. Terms may be modified to fit the capacity of the borrower to repay in line with the current financial status of the borrower. It is the Bank’s policy to maintain restructured loans on nonaccrual status for approximately six months before management considers a return to accrual status. At September 30, 2003, the Bank had $467,000 of restructured loans. At September 30, 2003, the Bank also had one potential problem loan which was not included in nonperforming loans with an outstanding balance of $0.3 million.

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

     Interest income that would have been recognized for the three months ended September 30, 2003 and September 30, 2002, if nonperforming loans at the respective dates had been performing in accordance with their original terms, approximated $46,000 and

$119,000, respectively. Interest income that would have been recognized for the nine months ended September 30, 2003 and September 30, 2002, if nonperforming loans at the respective dates had been performing in accordance with their original terms, approximated $157,000 and $225,000, respectively. The actual amount of interest that was collected on nonaccrual and restructured loans during the three months ended September 30, 2003 and September 30, 2002 and included in interest income was approximately $16,000 and $68,000, respectively. The actual amount of interest that was collected on nonaccrual and restructured loans during the nine months ended September 30, 2003 and September 30, 2002 and included in interest income was approximately $199,000 and $124,000, respectively.

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

     Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual, consumer, or residential loans for impairment disclosures. At September 30, 2003 and December 31, 2002, impaired loans were $2.7 million and $2.1 million, respectively, which include all commercial real estate loans and commercial and industrial loans on nonaccrual status and restructured loans.

     Allowance For Loan Losses While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on increases in nonperforming loans, changes in economic conditions, or for other reasons. Various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. The Bank was most recently examined by the Federal Deposit Insurance Corporation, (“FDIC”), in the first quarter of 2003. No additional provision for loan losses was required as a result of that examination.

     As of September 30, 2003, the allowance for loan losses totaled $23.1 million as compared to $21.4 million at December 31, 2002. Based on the analyses described below, management believes that the level of the allowance for loan losses at September 30, 2003 is adequate.

     The allowance for loan losses is maintained at a level that management considers adequate to provide for potential loan losses based upon an evaluation of known and inherent risks in the loan portfolio. The allowance is increased by provisions for loan losses and by recoveries of loans previously charged-off and reduced by loans charged-off. In 2000, the Bank established a separate “credit quality discount” as a reduction of the loan balances acquired from FleetBoston Financial. The credit quality discount is a separate allowance that was established for the acquired loan balances. This credit quality discount represents inherent losses in the acquired loan portfolio. The credit quality discount was amortized over the remaining average life of the loans purchased and amortized into interest income proportionately with the loan balances and absorbs charge-offs on these loans. The level of credit quality discount was $0.5 million at December 31, 2002 and there was no longer any credit quality discount remaining as of September 30, 2003.

     The total allowance for loan losses was $23.1 million at September 30, 2003 compared to $21.9 million at December 31, 2002 (including credit quality discount). As of September 30, 2003, the allowance for loan losses as a percentage of total loans was 1.49% and December 31, 2002 (excluding the credit quality discount). As of September 30, 2003, the total allowance for loan losses represented 1.49% of loans, as compared to 1.53% at December 31, 2002 (including the credit quality discount described above).

     The following table summarizes changes in the allowance for loan losses and other selected statistics for the periods presented:

Table 3 - Summary of Changes in the Allowance for Loan Losses

		Quarter to Date

	September 30,	June 30,	March 31,	December 31,	September 30,
	2003	2003	2003	2002	2002

	(Dollars in Thousands)
Average total loans	$1,535,419	$1,504,014	$1,448,261	$1,395,325	$1,352,826

Allowance for loan losses, beginning of quarter	$22,472	$21,924	$21,387	$20,836	$19,953
Charged-off loans:
Commercial & industrial	39	—	—	59	—
Real estate - commercial	—	—	—	—	—
Real estate - residential	—	—	—	—	—
Real estate - construction	—	—	—	—	—
Consumer - installment	382	473	574	530	458
Consumer - other	47	41	60	98	83

Total charged-off loans	468	514	634	687	541

Recoveries on loans previously charged-off:
Commercial & industrial	62	13	149	58	142
Real estate - commercial	1	—	1	—	1
Real estate - residential	—	—	—	—	—
Real estate - construction	—	—	—	—	—
Consumer - installment	71	105	78	104	58
Consumer - other	35	14	13	26	23

Total recoveries	169	132	241	188	224

Net loans charged-off	299	382	393	499	317
Provision for loan losses	930	930	930	1,050	1,200

Allowance for loan losses, end of period	$23,103	$22,472	$21,924	$21,387	$20,836

Credit quality discount on acquired loans	—	425	467	518	587
Total allowances for loan losses, end of quarter	$23,103	$22,897	$22,391	$21,905	$21,423

Net loans charged-off as a percent of average total loans	0.02%	0.03%	0.03%	0.04%	0.02%
Allowance for loan losses as a percent of total loans	1.49%	1.48%	1.49%	1.49%	1.50%
Allowance for loan losses as a percent of nonperforming loans	722.42%	817.16%	560.43%	695.06%	567.12%
Total allowances for loan losses as a percent of total loans (including credit quality discount)	1.49%	1.50%	1.52%	1.53%	1.55%
Total allowance for loan losses as a percent of nonperforming loans (including credit quality discount)	722.42%	832.62%	572.37%	711.89%	583.10%
Net loans charged-off as a percent of allowance for loan losses	1.29%	1.70%	1.79%	2.33%	1.52%
Recoveries as a percent of charge-offs	36.11%	25.68%	38.01%	27.37%	41.40%

     The allowance for loan losses is allocated to various loan categories as part of the Bank’s process of evaluating its adequacy. The allocated amount of allowance was $19.0 million at September 30, 2003, up from $17.0 million at December 31, 2002. The distribution of allowances allocated among the various loan categories was comparable to the distribution as of December 31, 2002. Increases in the amounts allocated were observed in all loan type categories except Consumer – Installment, which exhibited a decrease. These changes are attributed to changes in portfolio balances outstanding and the results of recent assessments of the loan portfolio.

     The following table summarizes the allocation of the allowance for loan losses for the dates indicated:

Table 4 - Summary of Allocation of the Allowance for Loan Losses
(Dollars - In Thousands)

	AT SEPTEMBER 30,		AT DECEMBER 31,
	2003		2002

		Percent of			Percent of
		Loans		Credit	Loans
	Allowance	In Category	Allowance	Quality	In Category
	Amount	To Total Loans	Amount	Discount	To Total Loans

Allocated Allowances:
Commercial & Industrial	$4,220	11.1%	$3,435	$10	10.6%
Commercial Real Estate	9,004	36.1%	7,906	419	35.7%
Residential Real Estate	1,312	20.6%	649	63	19.7%
Real Estate Construction	774	4.9%	1,196	—	4.1%
Consumer - Installment	2,801	19.3%	3,008	22	22.6%
Consumer - Other	872	8.0%	765	4	7.3%
Non-specific Allowance	4,120	NA	4,428	—	NA

Total Allowance for Loan Losses	$23,103	100.0%	$21,387	$518	100.0%

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

     Due to the imprecise nature of the loan loss estimation process and ever changing conditions, these risk attributes may not be adequately captured in data related to the formula-based loan loss components used to determine allocations in the Bank’s analysis of the adequacy of the allowance for loan losses. Management, therefore, has established and maintains a non-specific allowance for loan losses. The amount of non-specific allowance was $4.1 million at September 30, 2003, compared to $4.4 million at December 31, 2002.

     Investments Total investments increased $35.7 million, or 5.3%, to $704.8 million at September 30, 2003 from December 31, 2002, attributable to increases in the available for sale portfolio. Purchases were concentrated in mortgage backed securities collateralized by

10 and 15 year mortgages, and government agency securities. During the second quarter ending June 30, 2003, the Company sold $20.0 million of investment securities, recognizing a gain on the sale of securities of $2.0 million. The sale of the securities was part of an effort to improve the Company’s overall interest rate risk position as well as to offset compression in the net interest margin. In connection with the sale of the securities, the Company prepaid $31.5 million of fixed, high-rate borrowings, incurring a prepayment penalty of $1.9 million. The prepayment penalty is reflected in non-interest expense. Increases in the available for sale portfolio were partially offset by a decrease in the held to maturity portfolio due to maturities and pay-downs.

     Deposits Total deposits of $1.8 billion at September 30, 2003 increased $118.2 million since year-end 2002. Core deposits increased by $129.9 million, or 10.7%, which enabled the Company to reduce the balance of more expensive time deposits by $11.7 million, or 2.5%, contributing to a reduction in its overall cost of funds from 2.26% to 2.00% from the fourth quarter 2002 to the third quarter 2003.

     Borrowings Total borrowings increased $23.4 million, or 6.5%, to $385.5 million at September 30, 2003 from December 31, 2002. As discussed above within Investments, as part of an effort to improve the Company’s interest rate risk position and to offset compression in the net interest margin, the Company prepaid $31.5 million of fixed rate, 4.9% borrowings and incurred a prepayment penalty of $1.9 million during the second quarter of 2003.

     Corporation-Obligated Mandatorily Redeemable Trust Preferred Securities In December 2001, the Company issued trust preferred securities through Independent Capital Trust III (“Trust III”), the proceeds of which were used to redeem in full on January 31, 2002, higher rate securities issued through Independent Capital Trust II (“Trust II”). As the low interest rate environment continued into 2002, the Company issued trust preferred securities through Independent Capital Trust IV (“Trust IV”) on April 12, 2002, the proceeds of which were used to redeem in full on May 20, 2002, the higher rate securities issued through Independent Capital Trust I (“Trust I”). Therefore, Trust I and II were liquidated in 2002. The remaining issuance costs related to the issuance of Trust I and Trust II of $767,000, net of tax, and $ 738,000, net of tax, respectively, were written-off as a direct charge to equity. The Company expects the refinancing of the Trust Preferred Security issuances of Trust II and Trust I to reduce the Company’s annual pre-tax interest expense on mandatory redeemable securities by approximately $594,000 and $574,000, respectively.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” effective on July 1, 2003 for existing financial instruments and indefinitely deferred for mandatorily redeemable securities see Note 3, for the impact of SFAS No. 150 if required to adopt for manditorily redeemable securities.

     Stockholders’ Equity Stockholders’ equity as of September 30, 2003 totaled $168.7 million as compared to $161.2 million at December 31, 2002.

     Equity to Assets Ratio The ratio of equity to assets was 6.9% at September 30, 2003 compared to 7.1% at December 31, 2002.

RESULTS OF OPERATIONS

     Summary of Results of Operations The Company reported net income of $7.5 million for the third quarter 2003 as compared with net income of $7.0 million for the third quarter of 2002. Diluted earnings per share were $0.51 for the three months ended September 30, 2003, compared to $0.48 per share for the prior year’s quarter.

     Net income for the nine months ended September 30, 2003 was $19.1 million compared to $18.0 million for the same period last year. Diluted earnings per share were $1.30 and $1.13 for the nine months ended September 30, 2003 and September 30, 2002, respectively.

     Earnings per share for the nine months ending September 30, 2002 was impacted by a direct charge to equity for the write-off of issuance costs associated with the redemption of the trust preferred securities of $1.5 million. The charge, although not included in net income, is included in the calculation of earnings per share.

     Net Interest Income The amount of net interest income is affected by changes in interest rates and by the volume and mix of interest earning assets and interest bearing liabilities.

     On a fully taxable equivalent basis, net interest income for the third quarter of 2003 decreased $1.2 million, or 4.7%, to $24.6 million, as compared to the third quarter of 2002. The Company’s net interest margin decreased to 4.37% for the third quarter of 2003 from 4.90% in the third quarter of 2002. The Company’s interest rate spread (the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities) decreased by 39 basis points to 3.95% during the third quarter of 2003 as compared to the third quarter of 2002.

     The Company’s fully tax equivalent net interest income for the nine months ended September 30, 2003 amounted to $73.5 million, a decrease of $2.5 million, or 3.3%, from the comparable nine months in 2002. The net interest margin decreased from 4.90% to 4.45% for the nine months ended September 30, 2003 as compared to the same period last year.

     Despite strong loan growth for the three months and nine months ended September 30, 2003, the interest rate environment continues to compress the net interest margin. Management anticipates the net interest margin will continue to contract in the coming months as assets continue to reprice downward.

     Management continues its focus on long-term earnings growth and maintains a disciplined approach to asset generation in this low rate environment. Loan generation has focused on adjustable rate or short-term fixed rate products and investment purchases are generally short-term in nature with limited extension risk.

     The following tables presents the Company’s average balances, net interest income, interest rate spread, and net interest margin for the three and nine months ending September 30, 2003 and September 30, 2002. Non-taxable income from loans and securities is presented on a fully tax equivalent basis, whereby tax exempt income is adjusted upward by an amount equivalent to the prevailing federal income taxes that would have been paid if income had been fully taxable.

Table 5 - Average Balance, Interest Earned/Paid & Average Yields
(Unaudited - Dollars in Thousands)

		INTEREST			INTEREST
	AVERAGE	EARNED/	AVERAGE	AVERAGE	EARNED/	AVERAGE
	BALANCE	PAID	YIELD	BALANCE	PAID	YIELD
FOR THE THREE MONTHS ENDED SEPTEMBER 30,	2003	2003	2003	2002	2002	2002

Interest-earning Assets:
Federal Funds Sold and Assets Purchased Under Resale Agreement	$68	$—	—	$41,310	$189	1.83%
Trading Assets	1,157	14	4.84%	1,105	13	4.71%
Taxable Investment Securities	649,601	7,101	4.37%	657,095	9,779	5.95%
Non-taxable Investment Securities (1)	68,843	1,174	6.82%	55,842	986	7.06%
Loans (1)	1,535,419	24,142	6.29%	1,352,826	24,982	7.39%

Total Interest-Earning Assets	$2,255,088	$32,431	5.75%	$2,108,178	$35,949	6.82%

Cash and Due from Banks	67,626			60,094
Other Assets	98,284			104,455

Total Assets	$2,420,998			$2,272,727

Interest-bearing Liabilities:
Savings and Interest Checking Accounts	$515,197	$557	0.43%	$428,056	$732	0.68%
Money Market & Super Interest Checking Accounts	362,536	1,107	1.22%	348,998	1,505	1.72%
Time Deposits	461,380	2,638	2.29%	485,537	3,819	3.15%
Federal Funds Purchased and Assets Sold Under Repurchase Agreement	53,167	117	0.88%	71,920	213	1.18%
Treasury Tax and Loan Notes	3,608	4	0.44%	4,652	13	1.12%
Federal Home Loan Bank Borrowings	340,507	3,397	3.99%	294,320	3,831	5.21%

Total Interest-Bearing Liabilities	$1,736,395	$7,820	1.80%	$1,633,483	$10,113	2.48%

Demand Deposits	447,290			417,275
Corporation Obligated Mandatorily Redeemable Trust Preferred Securities of SubsidiaryTrust Holding Solely Junior Subordinated Debentures of the Corporation	47,825			47,729
Other Liabilities	20,892			26,407

Total Liabilities	2,252,402			$2,124,894
Stockholders’ Equity	168,596			147,833

Total Liabilities and Stockholders’ Equity	$2,420,998			$2,272,727

Net Interest Income		$24,611			$25,836

Interest Rate Spread (2)			3.95%			4.34%

Net Interest Margin (2)			4.37%			4.90%

(1)	The total amount of adjustment to present interest income and yield on a fully tax-equivalent basis is $496 and $409 for the three months ended September 30, 2003 and 2002, respectively. Also, non-accrual loans have been included in the average loan category; however, unpaid interest on non-accrual loans has not been included for purposes of determining interest income.

(2)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities. Net interest margin represents annualized net interest income as a percent of average interest-earning assets.

Table 6 - Average Balance, Interest Earned/Paid & Average Yields
(Unaudited - Dollars in Thousands)

		INTEREST			INTEREST
	AVERAGE	EARNED/	AVERAGE	AVERAGE	EARNED/	AVERAGE
	BALANCE	PAID	YIELD	BALANCE	PAID	YIELD
FOR THE NINE MONTHS ENDED SEPTEMBER 30,	2003	2003	2003	2002	2002	2002

Interest-earning Assets:
Federal Funds Sold and Assets Purchased Under Resale Agreement	$46	$—	—	$23,626	$330	1.86%
Trading Assets	1,105	32	3.86%	1,136	21	2.46%
Taxable Investment Securities	641,062	22,618	4.70%	656,995	29,773	6.04%
Non-taxable Investment Securities (1)	63,924	3,301	6.89%	55,550	2,925	7.02%
Loans (1)	1,496,217	72,447	6.46%	1,329,000	74,515	7.48%

Total Interest-Earning Assets	$2,202,354	$98,398	5.96%	$2,066,307	$107,564	6.94%

Cash and Due from Banks	65,139			59,666
Other Assets	99,743			104,261

Total Assets	$2,367,236			$2,230,234

Interest-bearing Liabilities:
Savings and Interest Checking Accounts	$479,350	$1,540	0.43%	$419,257	$2,423	0.77%
Money Market & Super Interest Checking Accounts	346,921	3,198	1.23%	317,219	4,422	1.86%
Time Deposits	464,709	8,724	2.50%	507,477	12,764	3.35%
Federal Funds Purchased and Assets Sold Under Repurchase Agreement	53,577	381	0.95%	69,644	606	1.16%
Treasury Tax and Loan Notes	2,713	9	0.44%	4,281	35	1.09%
Federal Home Loan Bank Borrowings	360,232	11,073	4.10%	300,088	11,360	5.05%

Total Interest-Bearing Liabilities	$1,707,502	$24,925	1.95%	$1,617,966	$31,610	2.60%

Demand Deposits	421,386			391,720
Corporation Obligated Mandatorily Redeemable Trust Preferred Securities of SubsidiaryTrust Holding Solely Junior Subordinated Debentures of the Corporation	47,804			55,581
Other Liabilities	24,909			23,542

Total Liabilities	$2,201,601			$2,088,809
Stockholders’ Equity	165,635			141,425

Total Liabilities and Stockholders’ Equity	$2,367,236			$2,230,234

Net Interest Income		$73,473			$75,954

Interest Rate Spread (2)			4.01%			4.34%

Net Interest Margin (2)			4.45%			4.90%

(1)	The total amount of adjustment to present interest income and yield on a fully tax-equivalent basis is $1,391 and $1,204 for the nine months ended September 30, 2003 and 2002, respectively. Also, non-accrual loans have been included in the average loan category; however, unpaid interest on non-accrual loans has not been included for purposes of determining interest income.

(2)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities. Net interest margin represents annualized net interest income as a percent of average interest-earning assets.

     The average balance of interest-earning assets for the third quarter of 2003 amounted to $2.3 billion, an increase of $146.9 million, or 7.0%, from the comparable time frame in 2002. Average loans increased by $182.6 million, or 13.5%. Average investments increased by $5.6 million, or 0.8%. Income from interest-earning assets amounted to $32.4 million for the three months ended September 30, 2003, a decrease of $3.5 million, or 9.8%, from the three months ended September 30, 2002. The yield on interest earning assets was 5.75% for the three months ending 2003 compared to 6.82% in 2002.

     The average balance of interest-earning assets for the nine months ended September 30, 2003 amounted to $2.2 billion, an increase of $136.0 million, or 6.6%, from the comparable time frame in 2002. Average loans increased by $167.2 million, or 12.6%. Average investments decreased by $7.6 million, or 1.1%. Income from interest-earning assets amounted to $98.4 million for the nine months ended September 30, 2003, a decrease of $9.2 million, or 8.5%, from the nine months ended September 30, 2002. The yield on interest earning assets was 5.96% for the nine months ended 2003 compared to 6.94% for the nine months ended September 30, 2002.

     The average balance of interest-bearing liabilities for the third quarter 2003 was $1.7 billion, or 6.3% higher than the comparable 2002 time frame. Average interest bearing deposits were higher by $76.5 million, or 6.1%, for the three months ending September 30, 2003 compared to the same period last year. The growth in non-interest bearing demand deposits was $30.0 million, or 7.2%, for the quarter ending September 30, 2003 as compared to the same period in 2002. For the three months ended September 30, 2003, average borrowings were $397.3 million, representing an increase of $26.4 million, or 7.1%, from the three months ended September 30, 2002. Notwithstanding the increase in the average balance of interest-bearing, liabilities interest expense decreased by $2.3 million, or 22.7%, to $7.8 million in the third quarter of 2003 as compared to the same period last year, due to the cost of funds being 1.80% in 2003 compared to 2.48% in 2002.

     The average balance of interest-bearing liabilities for the nine months ended September 30, 2003 was $1.7 billion, or 5.5% higher than the comparable 2002 time frame. Average interest bearing deposits were higher by $47.0 million, or 3.8%, for the nine months ended September 30, 2003 compared to the same period last year. The growth in average non-interest bearing demand deposits was $29.7 million, or 7.6%, for the nine months ending September 30, 2003 as compared to the same period in 2002. For the nine months ended September 30, 2003, average borrowings were $416.5 million, representing an increase of $42.5 million, or 11.4%, from the nine months ended June 30, 2002. Notwithstanding the increase in the average balance of interest-bearing liabilities, interest expense decreased by $6.7 million, or 21.1%, to $24.9 million for the nine months ended September 30, 2003 as compared to the same period last year, due to the cost of funds being 1.95% in 2003 compared to 2.60% in 2002.

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

	Table 7 - Volume Rate Analysis

	Three Months Ended September 30,
	2003 Compared to 2002

			Change
	Change	Change	Due to
	Due to	Due to	Volume/	Total
	Rate	Volume	Rate	Change

	(In Thousands)
Income on interest-earning assets:
Federal funds sold	$(189)	$(189)	$189	$(189)
Taxable securities	(2,596)	(112)	30	(2,678)
Non-taxable securities (1)	(34)	230	(8)	188
Trading assets	—	1	—	1
Loans (1) (2)	(3,711)	3,372	(501)	(840)

Total	$(6,530)	$3,302	$(290)	$(3,518)

Expense of interest-bearing liabilities:
Savings and Interest Checking accounts	$(269)	$149	$(55)	$(175)
Money Market and Super Interest Checking account	(439)	58	(17)	(398)
Time deposits	(1,043)	(190)	52	(1,181)
Federal funds purchased and assets sold under repurchase agreements	(54)	(56)	14	(96)
Treasury tax and loan notes	(8)	(3)	2	(9)
Federal Home Loan Bank borrowings	(895)	601	(140)	(434)

Total	$(2,708)	$559	$(144)	$(2,293)

Change in net interest income	$(3,822)	$2,743	$(146)	$(1,225)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Table 7 - Volume Rate Analysis

	Nine Months Ended September 30,
	2003 Compared to 2002

			Change
	Change	Change	Due to
	Due to	Due to	Volume/	Total
	Rate	Volume	Rate	Change

	(In Thousands)
Income on interest-earning assets:
Federal funds sold	$(330)	$(329)	$329	$(330)
Taxable securities	(6,593)	(722)	160	(7,155)
Non-taxable securities (1)	(56)	441	(9)	376
Trading assets	11	—	—	11
Loans (1) (2)	(10,165)	9,376	(1,279)	(2,068)

Total	$(17,133)	$8,766	$(799)	$(9,166)

Expense of interest-bearing liabilities:
Savings and Interest Checking accounts	$(1,076)	$347	$(154)	$(883)
Money Market and Super Interest Checking account	(1,498)	414	(140)	(1,224)
Time deposits	(3,237)	(1,076)	273	(4,040)
Federal funds purchased and assets sold under repurchase agreements	(111)	(140)	26	(225)
Treasury tax and loan notes	(21)	(13)	8	(26)
Federal Home Loan Bank borrowings	(2,136)	2,277	(428)	(287)

Total	$(8,079)	$1,809	$(415)	$(6,685)

Change in net interest income	$(9,054)	$6,957	$(384)	$(2,481)

(1)  The total amount of adjustment to present income and yield on a fully tax-equivalent basis is $496 and $409 for the three months ended September 30, 2003 and 2002, respectively, and $1,391 and $1,204 for the nine months ended September 30, 2003, respectively.

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

     The provision for loan losses decreased to $930,000 for the three months ended September 30, 2003 compared with $1.2 million for the three months ended September 30, 2002. The provision for loan losses decreased to $2.8 million for the nine months ended September 30, 2003 compared with $3.6 million for the nine months ended September 30, 2002. Asset quality remains strong with nonperforming assets of $3.2 million at September 30, 2003. At September 30, 2003, the allowance for loan loss covered nonperforming loans 7.2 times.

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

     Non-Interest Income Non-interest income, the leading contributor to the Company’s core business growth period over period, improved by $2.0 million, or 39.3%, for the quarter ended September 30, 2003, as compared to the same period last year. Service charges on deposit revenue increased by $0.4 million, or 15.2%, reflecting growth in core deposits and lower earnings credit rates. Investment management service revenue decreased $0.1 million, or 7.1%, due to the general performance of the equities market over the past few years shifting customers’ bias towards fixed income products which generate lower fees. The increase of $1.2 million in mortgage banking income is attributable to a strong refinance market. The balance of the mortgage servicing asset was $3.1 million and loans serviced amounted to $405.5 million as of September 30, 2003. Security gains were $0.1 million for the three months ended September 30, 2003. There was a $38,000 security loss for the three months ended September 30, 2002. Other non-interest income increased by $300,000 for the three months ended September 30, 2003, mainly due to prepayment penalties received on loan payoffs.

     Non-interest income improved by $5.1 million, or 30.9%, for the nine months ending September 30, 2003, as compared to the same period last year. Service charges on deposit accounts revenue increased by $1.1 million, or 15.0%, reflecting growth in core deposits and lower earnings credit rates. Investment management service revenue decreased $805,000, or 19.7%, due to the general performance of the equities market over the past few years shifting customers’ bias towards fixed income products which generate lower fees and higher estate and trust distribution fees during the first quarter ending March 31, 2002. The increase of $1.8 million in mortgage banking income is attributable to a strong refinance market. Security gains were $2.3 million for the nine months ended September 30, 2003. In an effort to improve Rockland’s overall interest rate risk position as well as to increase the net interest margin, the Bank prepaid $31.5 million of fixed, high rate borrowings and sold $20.0 million of investment securities during the second quarter. The gain on the sale of securities was $2.0 million, while the prepayment penalty on the borrowings totaled $1.9 million, the latter was recorded as part of non-interest expense. There were security losses of $38,000 for the nine months ended September 30, 2002. Other non-interest income increased $566,000 for the nine months ended September 30, 2003, mainly due to prepayment penalties received on loan payoffs.

     Non-Interest Expenses Non-interest expenses increased by $396,000, or 2.2%, to $18.1 million for the three months ended September 30, 2003 as compared to the same period in 2002. Salaries and employee benefits increased by $267,000, or 2.6%, due to additions to staff needed to support continued growth, merit increases, pension expense, and incentive compensation, offset by lower executive retirement cost. As previously disclosed, the Company is a member of the Financial Institutions Retirement Fund, a defined benefit plan. Management has been notified by the administrator that, primarily due to the poor performance of the equities markets in the last several years, a contribution will be required for the plan year beginning July 1, 2003 and ending June 30, 2004. The contribution calculation has been finalized and will be $1.6 million pre-tax. The Company has therefore accrued $400,000 during the third quarter of 2003. No pension expense was recorded in the comparative periods.

     Occupancy and equipment expense decreased by $112,000, or 5.2% when comparing the quarter ending September 30, 2003 to the quarter ending September 30, 2002. Data Processing and Facilities Management increased $171,000, or 16.9% for the three months ending September 30, 2003 as compared to the same period in 2002. Other non-interest expenses increased by $70,000, or 1.7%.

     Non-interest expenses decreased by $737,000, or 1.3%, to $56.2 million for the nine months ended September 30, 2003 as compared to the same period in 2002. Salaries and employee benefits increased by $2.5 million, or 8.5%, due to the same reasons set forth above. Occupancy and equipment related expense increased by $234,000, or 3.6%, due to increased snow removal costs resulting from record snow fall and higher energy costs in the first quarter of 2003. Included in non-interest expense for the nine months ending September 30, 2003 is the $1.9 million prepayment penalty on borrowings. During the nine months ending September 30, 2002, the Company recognized an impairment charge of $4.4 million, pre-tax, on an investment in corporate bonds issued by WorldCom, which is the primary reason for the decrease in non-interest expense when comparing this period to the nine months ending September 30, 2003. Other non-interest expenses decreased by $1.2 million, or 8.5%, mainly due to decreases in costs associated with information technology consulting, executive recruitment, office supplies and telephone expenses somewhat offset by losses recorded on a CRA investment.

     Income Taxes For the quarters ending September 30, 2003 and 2002, the Company recorded combined federal and state income tax provisions of $3.6 million for both quarters, respectively. These provisions reflect effective income tax rates of 32.50% and 33.97%, for the quarters ending September 30, 2003 and September 30, 2002, respectively.

     For the nine months ending September 30, 2003 and 2002, the Company recorded combined federal and state income tax provisions of $12.3 million and $8.7 million, respectively. These provisions reflect effective income tax rates of 39.05% and 32.47%, for the nine months ending September 30, 2003 and September 30, 2002, respectively. The effective rate for the nine months ending September 30, 2003 was impacted by the settlement with the Commonwealth of Massachusetts Department of Revenue related to the REIT of $2.0 million as a direct charge to the provision for income taxes. See Note 4 “Settlement of Real Estate Investment Trust (“REIT”) Retroactive Taxation Dispute.” The effective rate for the nine months ending September 30, 2002, benefited from $1.8 million of tax benefits recognized on the $4.4 million WorldCom bonds impairment charge at a higher rate than the effective rate.

     Minority Interest Minority interest expense is the interest expense associated with the trust preferred securities and was $1.1 million for both the quarters ending September 30, 2003 and 2002. For the nine months ended September 30, 2003, the minority interest expense was $3.3 million compared to $4.0 million at the nine months ended September 30, 2002. The decrease in minority interest expense is a result of refinancing the 11% Trust Preferred Security issuance of Trust II with 8.625% Trust Preferred Securities of Trust III on January 31, 2002 and the refinancing of the 9.28% Trust Preferred Security issuance of Trust I with 8.375% Trust Preferred Securities of Trust IV on April 12, 2002. See Note 3, “Recent Accounting Developments for the impact of SFAS No. 150 if required to reclassify trust preferred securities.”

     Return on Average Assets and Equity The annualized consolidated returns on average equity and average assets for the three months ended September 30, 2003 were 17.84% and 1.24%, respectively, compared to 18.87% and 1.23% reported for the same period last year. For the nine months ended September 30, 2003, the annualized consolidated returns on average equity and average assets were 15.39% and 1.08%, respectively, compared to 17.01% and 1.08% reported for the nine months ended September 30, 2002, respectively.

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

     The Bank is careful to increase deposits without adversely impacting the weighted average cost of those funds. Accordingly, management has implemented funding strategies that include FHLB advances and repurchase agreement lines. These non-deposit funds are also viewed as a contingent source of liquidity and, when profitable lending and investment opportunities exist, access to such funds provides a means to grow the balance sheet.

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

     On September 30, 2003 and December 31, 2002, the Company had interest rate swap commitments with a total notional amount of $50.0 million, which will hedge future LIBOR (London Interbank Offered Rate) based borrowings. The fair value of these commitments at September 30, 2003 and December 31, 2002 were ($1.8 million) and ($677,000). Under these swap commitments, the Company will pay a fixed rate of 3.65% and will receive payments based on the 3 month LIBOR rate. These interest rate swaps meet the criteria for cash flow hedges under SFAS No. 133. All changes in the fair value of the interest rate swaps are recorded, net of tax, in equity as other comprehensive income.

     To improve the Company’s asset sensitivity, the Company sold interest rate swaps hedged against loans during the year ending December 31, 2002, resulting in total deferred gains of $7.1 million. At September 30, 2003, the remaining deferred gains were $4.3 million. The interest rate swaps sold had total notional amounts of $225.0 million. These swaps were accounted for as cash flow hedges, and therefore, the deferred gains will be amortized into interest income over the remaining life of the hedged item, which range between two and five years.

     Additionally, the Company enters into commitments to fund residential mortgage loans with the intention of selling them in the secondary markets. The Company also enters into forward sales agreements for certain funded loans and loan commitments to protect against changes in interest rates. The Company records unfunded commitments and forward sales agreements at fair value with changes in fair value as a component of Mortgage Banking Income. At September 30, 2003, the Company had residential mortgage loan commitments with a fair value of $9.5 million and forward sales agreements with a fair value of $10.1 million. The net fair value decreased $96,000 and increased $275,000 for the quarters ending September 30, 2003 and 2002, respectively, and were recorded as a component of mortgage banking income.

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

     The Company’s policy on interest-rate risk simulation specifies that if interest rates were to shift gradually up or down 200 basis points, estimated net interest income for the subsequent twelve months should decline by less than 6%. Given the unusually low rate environments at September 30, 2003 and 2002, the Company assumed a 100 basis point decline in interest rates in addition to the normal 200 basis point increase in rates.

     The following table sets forth the estimated effects on the Company’s net interest income over a twelve month period following the indicated dates in the event of the indicated increases or decreases in market interest rates:

Table 8 - Interest Rate Sensitivity

	200 Basis	100 Basis
	Point	Point
	Rate	Rate
	Increase	Decrease

September 30, 2003	-1.96%	+ 0.59%
September 30, 2002	-1.01%	- 0.43%

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

     The Bank utilizes its extensive branch network to access retail customers who provide a stable base of in-market core deposits. These funds are principally comprised of demand deposits, interest checking accounts, savings accounts, and money market accounts. Deposit levels are greatly influenced by interest rates, economic conditions, and competitive factors. The Bank has also established repurchase agreement lines, with major brokerage firms as potential sources of liquidity. At September 30, 2003 the Company had no advances outstanding under these lines. In addition to these lines, the Bank also had customer repurchase agreements outstanding amounting to $49.0 million at September 30, 2003. As a member of the FHLB, the Bank has access to a total of $661.4 million, of which approximately $329.8 million remains unused, of borrowing capacity. On September 30, 2003 the Bank had $331.6 million outstanding in FHLB borrowings.

     At September 30, 2003, the Company had outstanding commitments to originate mortgage and non-mortgage loans (including unused lines of credit of $151.0 million and letters of credit of $6.1 million) of $404.4 million. Certificates of deposit which are scheduled to mature within one year totaled $347.5 million at September 30, 2003, and borrowings that are scheduled to mature within the same period amounted to $131.4 million. The Company anticipates that it will have sufficient funds available to meet its current loan commitments.

     The Company, as a separately incorporated bank holding company, has no significant operations other than serving as the sole stockholder of the Bank. Its commitments and debt service requirement, at September 30, 2003, consisted of junior subordinated debentures, including accrued interest, issued to two subsidiaries, $25.8 million to Trust III and $25.8 million to Trust IV, in connection with the issuance of 8.625% Trust Preferred Securities due in 2031 and 8.375% Trust Preferred Securities due in 2032, respectively. The Company’s sole expenses are derived from its reporting obligations under the Securities and Exchange Act of 1934. The Company is directly reimbursed by the Bank for virtually all such expenses.

     The Company actively manages its liquidity position under the direction of the Asset/Liability Management Committee. Periodic review under prescribed policies and procedures is intended to ensure that the Company will maintain adequate levels of available funds. At September 30, 2003, the Company’s liquidity position was well above policy guidelines. Management believes that the Bank has adequate liquidity available to respond to current and anticipated liquidity demands.

     Capital Resources and Dividends The Federal Reserve Board, the Federal Deposit Insurance Corporation, and other regulatory agencies have established capital guidelines for banks and bank holding companies. Risk-based capital guidelines issued by the federal regulatory agencies require banks to meet a minimum Tier 1 risk-based capital ratio of 4.0% and a total risk-based capital ratio of 8.0%. At September 30, 2003, the Company had a Tier 1 risked-based capital ratio of 10.69% and total risked-based capital ratio 11.94%. The Bank had a Tier 1 risked-based capital ratio of 10.14% and a total risked-based capital ratio of 11.39% as of the same date.

     A minimum requirement of 4.0% Tier 1 leverage capital is also mandated. On September 30, 2003, the Company and the Bank had Tier 1 leverage capital ratios of 7.37% and 6.99%, respectively.

     In September the Company’s Board of Directors declared a cash dividend of $0.13 per share to stockholders of record as of the close of business on September 26, 2003. This dividend was paid on October 10, 2003. On an annualized basis, the dividend payout ratio amounted to 29.67% of the trailing four quarters’ earnings.

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

     In connection with the issuance of the Trust III and Trust IV preferred securities, the Company has committed to irrevocably and unconditionally guarantee the following payments or distributions with respect to the preferred securities to the holders thereof to the extent that Trust III or Trust IV, respectively, has not made such payments or distributions and has the funds therefore for: (i) accrued and unpaid distributions, (ii) the redemption price, and (iii) upon a dissolution or termination of the trust, the lesser of the liquidation amount and all accrued and unpaid distributions and the amount of assets of the trust remaining available for distribution.

     The following table shows the Contractual Obligation and Commitments by Maturity as of September 30, 2003:

Table 9 - Contractual Obligations and Commitments by Maturity
(Dollars in Thousands)

		Payments Due - By Period
		Less than	One to	Four to	After
	Total	One Year	Three Years	Five Years	Five Years

Contractual Obligations
FHLB advances	$331,636	$126,500	$25,000	$10,000	$170,136
Mandatorily redeemable trust preferred securities	50,000	—	—	—	50,000
Lease obligations	11,382	2,146	3,400	1,937	3,899
Other
Treasury Tax & Loan Notes	4,868	4,868	—	—	—
Customer Repurchase Agreements	49,037	49,037	—	—	—

Total contractual cash obligations	$446,923	$182,551	$28,400	$11,937	$224,035

Other Commitments
Lines of credit	$172,940	21,965	—	—	150,975
Standby letters of credit	6,102	6,102	—	—	—
Other loan commitments	225,398	199,471	18,458	3,149	4,320
Forward commitments to sell loans	10,079	10,079	—	—	—

Total Commitments	$414,519	$237,617	$18,458	$3,149	$155,295

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Information required by this Item 3 is included in Item 2 of Part I of this Form 10-Q, entitled “Management’s Discussion and Analysis.”

Item 4. Controls and Procedures

     As of the date of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to the Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a-15(b). Based upon that evaluation, the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic Securities and Exchange Commission (“SEC”) filings. There have been no changes in the Company’s internal controls or in other factors which could significantly affect these control over financial reporting that have materially affected, or are, are reasonably likely to materially affect, the Company’s internal control over financial reporting.

     Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures and include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     The Bank is a party to the pending case known as Rockland Trust Company v. Computer Associates International, Inc., United States District Court for the District of Massachusetts Civil Action No. 95-11683-DPW. The case arises from a 1991 License Agreement (the “Agreement”) between the Bank and Computer Associates International, Inc. (“CA”) for an integrated system of banking software products.

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

Item 2. Changes in Securities and Use of Proceeds - None

Item 3. Defaults Upon Senior Securities – None

Item 4. Submission of Matters to a Vote of Security Holders – None

Item 5. Other Information – None

Item 6. Exhibits and Reports on Form 8-K

Exhibits

No.	Exhibit

3.(i)	Restated Articles of Organization, as amended to date, incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 1993.

3.(ii)	Bylaws of the Company, as amended to date, incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2000. On September 14, 2000, section 2 of the Company’s By-Laws were amended so as to require an agreement of at least two thirds (rather than a majority) of shareholders to call a special shareholders meeting.

3 (iii)	Bylaws of the Company, as amended as of January 9, 2003, are filed herewith.

4.1	Specimen Common Stock Certificate, incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 1992.

4.2	Specimen Preferred Stock Purchase Rights Certificate, incorporated by reference to the Company’s Form 8-A Registration Statement filed by the Company on November 5, 2001.

4.3	Indenture of Registrant relating to the 8.625% Junior Subordinated Debentures issued Independent Capital Trust III, incorporated by reference to the Form 8-K filed by the Company on April 18, 2002.

4.4	Form of Certificate of 8.625% Junior Subordinated Debenture (included as Exhibit A to Exhibit 4.3).

4.5	Amended and Restated Declaration of Trust for Independent Capital Trust III, incorporated by reference to the Form 8-K filed by the Company on April 18, 2002.

4.6	Form of Preferred Security Certificate for Independent Capital Trust III (included as Exhibit D to Exhibit 4.5).

4.7	Preferred Securities Guarantee Agreement of Independent Capital Trust III, incorporated by reference to the Form 8-K filed by the Company on April 18, 2002.

4.8	Indenture of Registrant relating to the 8.375% Junior Subordinated Debentures issued to Independent Capital Trust IV, incorporated by reference to the Form 8-K filed by the Company on April 18, 2002.

4.9	Form of Certificate of 8.375% Junior Subordinated Debenture (included as Exhibit A to Exhibit 4.8).

4.10	Amended and Restated Declaration of Trust for Independent Capital Trust IV, incorporated by reference to the Form 8-K filed by the Company on April 18, 2002

4.11	Form of Preferred Security Certificate for Independent Capital Trust IV (included as Exhibit D to Exhibit 4.10).

4.12	Preferred Securities Guarantee Agreement of Independent Capital Trust IV, incorporated by reference to the Form 8-K filed by the Company on April 18, 2002.

10.1	Amended and Restated Independent Bank Corp. 1987 Incentive Stock Option Plan (“Stock Option Plan”) (Management contract under Item 601(10)(iii)(A)). Incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 1994.

10.2	Independent Bank Corp. 1996 Non-Employee Directors’ Stock Option Plan (Management contract under Item 901(10)(iii)(A)). Incorporated by reference to the Company’s Definitive Proxy Statement for the 1996 Annual Meeting of Stockholders filed with the Commission on March 19, 1996.
10.3	Independent Bank Corp. 1997 Employee Stock Option Plan (Management contract under Item 601 (10)(iii)(A)). Incorporated by reference to the Company’s Definitive Proxy Statement for the 1997 Annual Meeting of Stockholders filed with the Commission on March 20, 1997.

10.4	Renewal Rights Agreement noted as of September 14, 2000 by and between the Company and Rockland, as Rights Agent

(Exhibit to Form 8-K filed on October 23, 2000). Incorporated by reference to the Company’s Definitive Proxy Statement for the 1997 Annual Meeting of Stockholders filed with the Commission on March 20, 1997.

10.5	Amendment No. 1 to Third Amended and Restated Employment Agreement by and among the Company, Rockland and Douglas H. Philipsen, dated June 25, 1997 (“Philipsen Employment Agreement”) (Management contract under Item 601(10)(iii)(A)). Incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 1998.

10.5.1	Amendment No. 2 to Third Amended and Restated Employment Agreement between Douglas H. Philipsen and the Company and Rockland Trust dated January 9, 2003, is an exhibit to Form 8-K filed on January 9, 2003.

10.6	Amendment No. 1 to Second Amended and Restated Employment Agreement by and between Rockland Trust Company and Richard F. Driscoll, dated January 19, 1996 (the “Driscoll Agreement”). (Management contract under Item 601 (10)(iii)(A)). Incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 1998.

Employment Agreements by and between Rockland Trust Company and Edward H. Seksay, Ferdinand T. Kelley, Denis K. Sheahan and Raymond G. Fuerschbach, respectively. Incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2001.

10.7	Independent Bank Corp. Deferred Compensation Program for Directors (restated as amended as of December 1, 2000). Incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2000.

10.8	Master Securities Repurchase Agreement, incorporated by reference to Form S-1 Registration Statement filed by the Company on September 18, 1992.

10.9	Purchase and Assumption Agreement, dated as of September 27, 1999, by and between Rockland Trust Company and Fleet Financial Group, Inc. (Exhibit to Form 8-K filed on October 1, 1999).

10.10	Employment Agreement between Christopher Oddleifson and the Company and Rockland Trust dated January 9, 2003 is filed as an exhibit under the Form 8-K filed on January 9, 2003.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.*

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.*

32	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.+

*Filed herewith

+Furnished herewith

Reports on Form 8-K

     (a)  Reports on Form 8-K

July 1, 2003 -	related to benefits awarded to retiring chairman.

July 10, 2003 -	related to second quarter 2003 earnings release.

July 15, 2003 -	information filed pursuant to Regulation FD in conjunction with INDB’s July 10, 2003 press release announcing second quarter earnings and July 14, 2003 earnings conference call.

     September 11, 2003 - related to third quarter 2003 dividend.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDEPENDENT BANK CORP.
(registrant)

Date: November 5, 2003	/s/ Christopher Oddleifson

Christopher Oddleifson
President and Chief Executive Officer

Date: November 5, 2003	/s/ Denis K. Sheahan

Denis K. Sheahan
Chief Financial Officer and Treasurer
(Principal Financial and
Principal Accounting Officer)

INDEPENDENT BANK CORP.
(registrant)