Form 10-K
period 2003-12-31
INDEPENDENT BANK CORP
filed 2004-02-25
CIK 776901

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Registrant’s telephone number, including area code:

(781) 878-6100

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.0l par value per share

(Title of Class)

Preferred Stock Purchase Rights

(Title of Class)

     Indicate by check mark whether, the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐

     As of June 30, 2003, the aggregate market value of the voting stock held by non-affiliates of the registrant was $299,311,709, based on the closing price on such date of the registrant’s common stock on the NASDAQ National Market.

     Number of shares of Common Stock outstanding as of January 30, 2004: 14,653,320

DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents incorporated by reference and the Part of Form 10-K into which the document is incorporated:

(1)	Portions of the Registrant’s Annual Report to Stockholders for the fiscal year ended December 31, 2003 are incorporated into Part II, Items 5-8 of this Form 10-K.

(2)	Portions of the Registrant’s definitive proxy statement for its 2004 Annual Meeting of Stockholders are incorporated into Part III, Items 10-13 of this Form 10-K.

PART I.
Item 1. Business
General
Market Area and Competition
Lending Activities
Investment Activities
Sources of Funds
Investment Management
Regulation
Statistical Disclosure by Bank Holding Companies
Securities and Exchange Commission Availability of Filings on Company Web Site
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
PART II
Item 5. Market for Independent Bank Corp.’s Common Equity and Related Stockholders’ Matters
Table 1 -- Price Range of Common Stock
Item 6. Selected Consolidated Financial and Other Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Table 2 -- Loan Portfolio Composition
Table 4 -- Summary of Delinquency Information
Table 5 -- Nonperforming Assets
Table 6 -- Summary of Changes in the Allowance for Loan Losses
Table 7 -- Summary of Allocation of Allowance for Loan Losses
Table 8 -- Amortized Cost of Securities Held to Maturity
Table 9 -- Fair Value of Securities Available for Sale
Table 10 -- Amortized Cost of Securities Held to Maturity
Table 11 -- Fair Value of Securities Available for Sale
Table 12 -- Average Balances of Deposits
Table 13 -- Maturities of Time Certificate of Deposits Over $100,000
Table 14 -- Average Balance, Interest Earned/Paid & Average Yields
Table 15 -- Volume Rate Analysis
Table 16 -- Non-Interest Income
Table 17 -- Non-Interest Expense
Table 18 -- Interest Rate Sensitivity
Table 19 -- Capital Ratios for the Company and the Bank
Table 20 -- Contractual Obligations, Commitments, and Off-Balance Sheet Financial Instruments by Maturity
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A. Controls and Procedures
Item 10. Directors and Executive Officers of Independent Bank Corp.
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders’ Matters
Item 13. Certain Relationships and Related Transactions
Item 14. Principal Accountant Fees and Services
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
Ex-10.11 Employment Agreement- Jankowski
Ex-23 Independent Auditors' Consent
Ex-31.1 Section 302 Certification - CEO
Ex-31.2 Section 302 Certification - CFO
Section 906 Certification of CEO
Section 906 Certification of CFO

INDEPENDENT BANK CORP.

2003 ANNUAL REPORT ON FORM 10-K

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

      A number of the presentations and disclosures in this Form 10-K, including, without limitation, statements regarding the level of allowance for loan losses, the rate of delinquencies and amounts of charge-offs, and the rates of loan growth, and any statements preceded by, followed by or which include the words “may,” “could,” “should,” “will,” “would,” “hope,” “might,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “assume” or similar expressions constitute forward-looking statements.

      These forward-looking statements, implicitly and explicitly, include the assumptions underlying the statements and other information with respect to the Company’s beliefs, plans, objectives, goals, expectations, anticipations, estimates, intentions, financial condition, results of operations, future performance and business, including the Company’s expectations and estimates with respect to the Company’s revenues, expenses, earnings, return on equity, return on assets, efficiency ratio, asset quality and other financial data and capital and performance ratios.

      Although the Company believes that the expectations reflected in the Company’s forward-looking statements are reasonable, these statements involve risks and uncertainties that are subject to change based on various important factors (some of which are beyond the Company’s control). The following factors, among others, could cause the Company’s financial performance to differ materially from the Company’s goals, plans, objectives, intentions, expectations and other forward-looking statements:

•	A weakening in the strength of the United States economy in general and the strength of the regional and local economies within the New England region and Massachusetts which could result in a deterioration on credit quality, a change in the allowance for loan losses or a reduced demand for the Company’s credit or fee-based products and services;

•	adverse changes in the local real estate market, as most of the Company’s loans are concentrated in southeastern Massachusetts and Cape Cod and a substantial portion of these loans have real estate as collateral, could result in a deterioration of credit quality and an increase in the allowance for loan loss;

•	the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System could affect the Company’s business environment or affect the Company’s operations;

•	inflation, interest rate, market and monetary fluctuations could reduce net interest income and could increase credit losses;

•	adverse changes in asset quality could result in increasing credit risk-related losses and expenses;

•	competitive pressures could intensify and affect the Company’s profitability, including as a result of continued industry consolidation, the increased financial services from non-banks and banking reform;

•	a deterioration in the conditions of the securities markets could adversely affect the value or credit quality of the Company’s assets, the availability and terms of funding necessary to meet the Company’s liquidity needs and the Company’s ability to originate loans;

•	the potential to adapt to changes in information technology could adversely impact the Company’s operations and require increased capital spending;

•	changes in consumer spending and savings habits could negatively impact the Company’s financial results; and

•	future acquisitions may not produce results at levels or within time frames originally anticipated and may result in unforeseen integrations issues.

      If one or more of the factors affecting the Company’s forward-looking information and statements proves incorrect, then the Company’s actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements contained in this Form 10-K. Therefore, the Company cautions you not to place undue reliance on the Company’s forward-looking information and statements.

      The Company does not intend to update the Company’s forward-looking information and statements, whether written or oral, to reflect change. All forward-looking statements attributable to the Company are expressly qualified by these cautionary statements.

PART I.

Item 1.	Business

General

      Independent Bank Corp. (the “Company”) is a state chartered, federally registered bank holding company headquartered in Rockland, Massachusetts and was incorporated in 1992. The Company is the sole stockholder of Rockland Trust Company (“Rockland” or the “Bank”), a Massachusetts trust company chartered in 1907. The Company is a community-oriented commercial bank. The community banking business, the Company’s only reportable operating segment, consists of commercial banking, retail banking and investment management services and is managed as a single strategic unit. The community banking business derives its revenues from a wide range of banking services, including lending activities, acceptance of demand, savings and time deposits, trust and investment management services, and mortgage banking income. Rockland offers a full range of community banking services through its network of 52 banking offices (including 49 full-service branches), seven commercial lending centers, three investment management offices and three residential lending centers, all of which are located in the Plymouth, Norfolk, Barnstable and Bristol Counties of southeastern Massachusetts and Cape Cod. At December 31, 2003, the Company had total assets of $2.4 billion, total deposits of $1.8 billion, stockholders’ equity of $171.8 million, and 744 full-time equivalent employees.

Market Area and Competition

      The Bank contends with considerable competition both in generating loans and attracting deposits. The Bank’s competition for loans is primarily from other commercial banks, savings banks, credit unions, mortgage banking companies, insurance companies, finance companies, and other institutional lenders. Competitive factors considered for loan generation include interest rates offered, loan fees charged, loan products offered, service provided, and geographic locations.

      In attracting deposits, the Bank’s primary competitors are savings banks, commercial and co-operative banks, credit unions, as well as other non-bank institutions that offer financial alternatives such as brokerage firms and insurance companies. Competitive factors considered in attracting and retaining deposits include deposit and investment products and their respective rate of return, liquidity, and risk among other factors, convenient branch location and hours of operation, personalized customer service, online access to accounts, and automated teller machines.

      The Bank’s market area may be found very attractive and entry into the market by financial institutions not currently competing in the market area may occur. The potential entry into the market area by these institutions, and other non-bank institutions that offer financial alternatives could have an adverse effect on the Bank’s growth or profitability.

Lending Activities

      The Bank’s gross loan portfolio (loans before allowance for loan losses) amounted to $1.6 billion on December 31, 2003 or 64.9% of total assets on that date. The Bank classifies loans as commercial, real estate, or consumer. Commercial loans consist primarily of loans to businesses for working capital and other business-related purposes and floor plan financing. Real estate loans are comprised of commercial mortgages that are secured by non-residential properties, residential mortgages that are secured primarily by owner-occupied residences and mortgages for the construction of commercial and residential properties. Consumer loans consist primarily of installment obligations, the majority of which are automobile loans and home equity loans.

      The Bank’s borrowers consist of small-to-medium sized businesses and retail customers. The Bank’s market area is generally comprised of the Plymouth, Norfolk, Barnstable and Bristol Counties located in southeastern Massachusetts and Cape Cod. Substantially all of the Bank’s commercial and consumer loan portfolios consist of loans made to residents of and businesses located in southeastern Massachusetts. The majority of the real estate loans in the Bank’s loan portfolio are secured by properties located within this market area.

      Interest rates charged on loans may be fixed or variable and vary with the degree of risk, loan term, underwriting and servicing costs, loan amount and the extent of other banking relationships maintained with customers. Rates are further subject to competitive pressures, the current interest rate environment, availability of funds and government regulations.

      The Bank’s principal earning assets are its loans. Although the Bank judges its borrowers to be creditworthy, the risk of deterioration in borrowers’ abilities to repay their loans in accordance with their existing loan agreements is inherent in any lending function. Participating as a lender in the credit markets requires a strict monitoring process to minimize credit risk. This process requires substantial analysis of the loan application, an evaluation of the customer’s capacity to repay according to the loan’s contractual terms, and an objective determination of the value of the collateral. The Bank also utilizes the services of an independent third-party consulting firm to provide loan review services, which consist of a variety of monitoring techniques performed after a loan becomes part of the Bank’s portfolio.

      The Bank’s Controlled Asset Department is responsible for the management and resolution of nonperforming assets. In the course of resolving nonperforming loans, the Bank may choose to restructure certain contractual provisions. In order to facilitate the disposition of other real estate owned (OREO), the Bank may finance the purchase of such properties at market rates, if the borrower qualifies under the Bank’s standard underwriting guidelines.

      Origination of Loans Commercial loan applications are obtained through existing customers, solicitation by Bank loan officers, referrals from current or past customers, or walk-in customers. Commercial real estate loan applications are obtained primarily from previous borrowers, direct contacts with the Bank, or referrals. Applications for residential real estate loans and all types of consumer loans are taken at all of the Bank’s full-service branch offices. Residential real estate loan applications primarily result from referrals by real estate brokers, homebuilders, and existing or walk-in customers. The Bank also maintains a staff of field originators who solicit and refer residential real estate loan applications to the Bank. These employees are compensated on a commission basis and provide convenient origination services during banking and non-banking hours. Consumer loan applications are directly obtained through existing or walk-in customers who have been made aware of the Bank’s consumer loan services through advertising and other media, as well as indirectly through a network of automobile, recreational vehicle and boat dealers.

      Commercial loans, commercial real estate loans, and construction loans may be approved by commercial loan officers up to their individually assigned lending limits, which are established and modified periodically by management, with ratification by the Board of Directors, to reflect the officer’s expertise and experience. Any of those types of loans which are in excess of a commercial loan officer’s assigned lending authority must be approved by various levels of authority within the Commercial Lending Division, depending on the loan amount, up to and including the Senior Loan Committee and, ultimately, the Executive Committee of the Board of Directors.

      In accordance with governing banking statutes, Rockland is permitted, with certain exceptions, to make loans and commitments to any one borrower, including related entities, in the aggregate amount of not more than 20% of the Bank’s stockholders’ equity, or $42.3 million at December 31, 2003. Notwithstanding the foregoing, the Bank has established a more restrictive limit of not more than 75% of the Bank’s legal lending limit, or $31.7 million at December 31, 2003, which may only be exceeded with the approval of the Board of Directors. There were no borrowers whose total indebtedness in aggregate exceeded $31.7 million as of December 31, 2003.

      Sale of Loans The Bank’s residential real estate loans are generally originated in compliance with terms, conditions and documentation which permit the sale of such loans to the Federal Home Loan Mortgage Corporation (“FHLMC”), the Federal National Mortgage Association (“FNMA”), the Government National Mortgage Association (“GNMA”), and other investors in the secondary market. Loan sales in the secondary market provide funds for additional lending and other banking activities. The Bank may retain the servicing on the loans sold. As part of its asset/liability management strategy, the Bank may retain a portion of the adjustable and fixed rate residential real estate loan originations for its portfolio. During 2003, the Bank originated $451.5 million in residential real estate loans of which $199.4 million was retained in its portfolio, and comprised primarily of adjustable rate loans.

      Commercial Loans The Bank offers secured and unsecured commercial loans for business purposes, including issuing letters of credit. At December 31, 2003, $171.2 million, or 10.8% of the Bank’s gross loan portfolio consisted of commercial loans. Commercial loans generated 7.7%, 6.8%, and 7.8% of total interest income for the fiscal years ending 2003, 2002 and 2001, respectively.

      Commercial loans may be structured as term loans or as revolving lines of credit. Commercial term loans generally have a repayment schedule of five years or less and, although the Bank occasionally originates some commercial term loans with interest rates which float in accordance with a designated index rate, the majority of commercial term loans have fixed rates of interest. The majority of commercial term loans are collateralized by equipment, machinery or other corporate assets. In addition, the Bank generally obtains personal guarantees from the principals of the borrower for virtually all of its commercial loans. At December 31, 2003 there were $61.2 million of term loans in the commercial loan portfolio.

      Collateral for commercial revolving lines of credit may consist of accounts receivable, inventory or both, as well as other business assets. Commercial revolving lines of credit generally are reviewed on an annual basis and usually require substantial repayment of principal during the course of a year. The vast majority of these revolving lines of credit have variable rates of interest. At December 31, 2003 there were $110.0 million of revolving lines of credit in the commercial loan portfolio.

      The Bank’s standby letters of credit generally are secured, have terms of not more than one year, and are reviewed for renewal. At December 31, 2003, the Bank had $6.2 million of standby letters of credit.

      The Bank also provides automobile and, to a lesser extent, boat and other vehicle floor plan financing. Floor plan loans are secured by the automobiles, boats, or other vehicles, which constitute the dealer’s inventory. Upon the sale of a floor plan unit, the proceeds of the sale are applied to reduce the loan balance. In the event a unit financed under a floor plan line of credit remains in the dealer’s inventory for an extended period, the Bank requires the dealer to pay-down the outstanding balance associated with such unit. Bank personnel make unannounced periodic inspections of each dealer to review the value and condition of the underlying collateral.

      Real Estate Loans The Bank’s real estate loans consist of loans secured by commercial properties, loans secured by one-to-four family residential properties, and construction loans. As of December 31, 2003, the Bank’s loan portfolio included $564.9 million in commercial real estate loans, $325.5 million in residential real estate loans, $75.4 million in commercial construction loans and $9.6 million in residential construction loans, altogether totaling 61.7% of the Bank’s gross loan portfolio. Real estate loans generated an aggregate of 45.6%, 40.4%, and 38.6% of total interest income for the fiscal years ending December 31, 2003, 2002 and 2001, respectively.

      A significant portion of the Bank’s commercial real estate portfolio consists of loans secured by owner occupied commercial and industrial buildings and warehouses. As such, a number of commercial real estate loans are primarily secured by residential development tracts but, to a much greater extent, they are secured by owner-occupied commercial and industrial buildings and warehouses. Commercial real estate loans also include multi-family residential loans that are primarily secured by apartment buildings and, to a much lesser extent, condominiums. The Bank has a modest portfolio of loans secured by special purpose properties, such as hotels, motels, or restaurants.

      Although terms vary, commercial real estate loans generally have maturities of five years or less, amortization periods of 20 years, and interest rates that either float in accordance with a designated index or have fixed rates of interest. It is also the Bank’s policy to obtain personal guarantees from the principals of the borrower on commercial real estate loans and to obtain financial statements at least annually from all commercial and multi-family borrowers.

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

      Rockland originates both fixed-rate and adjustable-rate residential real estate loans. The Bank will lend up to 100% of the lesser of the appraised value of the residential property securing the loan or the purchase price, and generally requires borrowers to obtain private mortgage insurance when the amount of the loan exceeds 80% of the value of the property. The rates of these loans are typically competitive with market rates. The Bank’s residential real estate loans are generally originated only under terms, conditions and documentation, which permit sale in the secondary market.

      The Bank generally requires title insurance protecting the priority of its mortgage lien, as well as fire, extended coverage casualty and flood insurance when necessary in order to protect the properties securing its residential and other real estate loans. Independent appraisers appraise properties securing all of the Bank’s first mortgage real estate loans.

      Construction loans are intended to finance the construction of residential and commercial properties, including loans for the acquisition and development of land or rehabilitation of existing homes. Construction loans generally have terms of six months, but not more than two years. They usually do not provide for amortization of the loan balance during the term. The majority of the Bank’s commercial construction loans have floating rates of interest based upon the Rockland Base rate or the Prime Rate published daily in the Wall Street Journal.

      A significant portion of the Bank’s construction lending is related to one-to-four family residential development within the Bank’s market area. The Bank typically has focused its construction lending on relatively small projects and has developed and maintains a relationship with a significant number of homebuilders in the Plymouth, Norfolk, Barnstable and Bristol Counties of southeastern Massachusetts.

      Construction loans are generally considered to present a higher degree of risk than permanent real estate loans. A borrower’s ability to complete construction may be affected by a variety of factors such as adverse changes in interest rates and the borrower’s ability to control costs and adhere to time schedules. The latter will depend upon the borrower’s management capabilities, and may also be affected by strikes, adverse weather and other conditions beyond the borrower’s control.

      Consumer Loans The Bank makes loans for a wide variety of personal and consumer needs. Consumer loans primarily consist of installment loans, home equity loans, cash reserve loans and small business lines. As of December 31, 2003, $434.5 million, or 27.5%, of the Bank’s gross loan portfolio consisted of consumer loans. Consumer loans generated 21.3%, 21.0% and 23.0% of total interest income for the fiscal years ending December 31, 2003, 2002, and 2001, respectively.

      The Bank’s installment loans consist primarily of automobile loans. A substantial portion of the Bank’s automobile loans are originated indirectly by a network of approximately 150 new and used automobile dealers located within the Bank’s market area. Although employees of the dealer take applications for such loans, the loans are made pursuant to Rockland’s underwriting standards using Rockland’s documentation, and a Rockland loan officer must approve all indirect loans. In addition to indirect automobile lending, the Bank also originates automobile loans directly.

      The maximum term for the Bank’s automobile loans is 72 months for a new car loan and 66 months with respect to a used car loan. Loans on new and used automobiles are generally made without recourse to the dealer. The Bank requires all borrowers to maintain automobile insurance, including full collision, fire and theft, with a maximum allowable deductible and with the Bank listed as loss payee. Some purchases from used car dealers are under a repurchase agreement. The dealer is required to pay off the loan (in return for the vehicle) as long as the bank picks up the vehicle and returns it to the dealer within 180 days of the most recent delinquency payment. In addition, in order to mitigate the adverse effect on interest income caused by prepayments, all dealers are required to maintain a reserve, of up to 3% of the outstanding balance of the indirect loans originated by them. Reserve option “A” allows the Bank to be rebated on a pro-rata basis in the event of prepayment prior to maturity. Reserve option “B” allows the dealer to share the reserve with the Bank, split 75/25, however for the Bank’s receipt of 25%, no rebates are applied to the account after 90 days from the loan origination date.

      The Bank’s consumer loans also include home equity, unsecured loans and loans secured by deposit accounts, loans to purchase motorcycles, recreational vehicles, motor homes, boats, or mobile homes. The Bank generally will lend up to 100% of the purchase price of vehicles other than automobiles with terms of up to three years for motorcycles and up to fifteen years for recreational vehicles.

      Home equity loans may be made as a term loan or under a revolving line of credit secured by a first or second mortgage on the borrower’s residence. The Bank will originate home equity loans in an amount up to 80% of the appraised value or, without appraisal, up to 80% of the tax assessed value, reduced for any loans outstanding secured by such collateral.

      Cash reserve loans are made pursuant to previously approved unsecured cash reserve lines of credit. The rate on these loans is tied to the prime rate.

Investment Activities

      The Bank’s securities portfolio consists of equity securities held for the purpose of funding supplemental executive retirement plan obligations through a Rabbi Trust, U.S. Government and U.S. Government Agency obligations, state, county and municipal securities, mortgage-backed securities, Federal Home Loan Bank (“FHLB”) stock, and corporate debt securities. Most of these securities are investment grade debt obligations with average lives of five years and less. U.S. Government and U.S. Government agency securities entail a lesser degree of risk than loans made by the Bank by virtue of the guarantees that back them, require less capital under risk-based capital rules than non-insured or non-guaranteed mortgage loans, are more liquid than individual mortgage loans, and may be used to collateralize borrowings or other obligations of the Bank. The Bank views its securities portfolio as a source of income and liquidity. Interest and principal payments generated from securities provide a source of liquidity to fund loans and meet short-term cash needs. The Bank’s securities portfolio is managed in accordance with the Rockland Trust Company Investment Policy adopted by the Board of Directors. The Chief Executive Officer or the Chief Financial Officer may make investments with the approval of one additional member of the Asset/ Liability Management Committee, subject to limits on the type, size and quality of all investments, which are specified in the Investment Policy. The Bank’s Asset/ Liability Management Committee, or its designee, is required to evaluate any proposed purchase from the standpoint of overall diversification of the portfolio. At December 31, 2003, securities totaled $672.5 million. Total securities generated interest and dividends on securities of 25.4%, 29.7%, and 29.6% of total interest income for the fiscal years ended 2003, 2002 and 2001, respectively.

Sources of Funds

      Deposits Deposits obtained through Rockland’s branch banking network have traditionally been the principal source of the Bank’s funds for use in lending and for other general business purposes. The Bank has built a stable base of in-market core deposits from the residents of and businesses located in southeastern Massachusetts and Cape Cod. Rockland offers a range of demand deposits, interest checking, money market accounts, savings accounts and time certificates of deposit. Interest rates on deposits are based on factors that include loan demand, deposit maturities, alternative costs of funds, and interest rates offered by competing financial institutions in the Bank’s market area. The Bank believes it has been able to attract and maintain satisfactory levels of deposits based on the level of service it provides to its customers, the convenience of its banking locations, and its interest rates that are generally competitive with those of competing financial institutions. As of December 31, 2003, total deposits were $1.8 billion.

      Rockland’s branch locations are supplemented by the Bank’s Internet Banking services as well as automated teller machine (“ATM”) cards and debit cards which may be used to conduct various banking transactions at ATMs maintained at each of the Bank’s full-service offices and seven additional remote ATM locations. The ATM cards and debit cards also allow customer’s access to the “NYCE” regional ATM network, as well as the “Cirrus” nationwide ATM network. In addition, Rockland has joined the “SUM” network, which allows access to over 2,500 surcharge-free ATM’s throughout New England. Most importantly for our customers, the City of Boston has approximately 70 SUM ATM locations. These networks provide the Bank’s customers access to their accounts through ATMs located throughout Massachusetts, the United States, and the world. The debit card also can be used at any place that accepts MasterCard worldwide.

      Borrowings Borrowings consist of short-term and intermediate-term obligations. Short-term borrowings can consist of FHLB advances, federal funds purchased, treasury tax and loan notes and assets sold under repurchase agreements. In a repurchase agreement transaction, the Bank will generally sell a security agreeing to repurchase either the same or a substantially identical security on a specified later date at a price slightly greater than the original sales price. The difference in the sale price and purchase price is the cost of the proceeds. The securities underlying the agreements are delivered to the dealer who arranges the transactions as security for the repurchase obligation. Payments on such borrowings are interest only until the scheduled repurchase date, which generally occurs within a period of 30 days or less. Repurchase agreements represent a non-deposit funding source for the Bank. However, the Bank is subject to the risk that the lender may default at maturity and not return the collateral. In order to minimize this potential risk, the Bank only deals with established investment brokerage firms when entering into these transactions. On December 31, 2003 the Bank had no repurchase agreements with investment brokerage firms. In addition to agreements with brokers, the Bank has entered into similar agreements with its customers. At December 31, 2003 the Bank had $39.4 million of customer repurchase agreements outstanding.

      In July 1994, Rockland became a member of the FHLB of Boston. Among the many advantages of this membership, this affiliation provides the Bank with access to short-to-medium term borrowing capacity. At December 31, 2003, the Bank had $371.1 million outstanding in FHLB borrowings with initial maturities ranging from 2 days to 20 years. In addition, the Bank has a $5.0 million line of credit with the FHLB.

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

      Accounts maintained by the Rockland Trust Investment Management Group consist of “managed” and “non-managed” accounts. “Managed accounts” are those accounts for which Rockland has responsibility for administration and investment management and/or investment advice. “Non-managed” accounts are those accounts for which Rockland acts as a custodian. The Bank receives fees dependent upon the level and type of service(s) provided, those fees as of December 31, 2003 amounted to $3.8 million. Total trust assets at December 31, 2003 were $481.8 million.

      The administration of trust and fiduciary accounts is monitored by the Trust Committee of the Bank’s Board of Directors. The Trust Committee has delegated administrative responsibilities to three committees, one for investments, one for administration, and one for operations, all of which are comprised of Investment Management Group officers who meet not less than monthly.

      In 1999, the Bank entered into an agreement with Independent Financial Market Group (IFMG), a Sun Life Financial Company for the sale of mutual fund shares, unit investment trust shares, interests in direct participation programs, similar non-insurance investment products, and general securities brokerage services. IFMG Securities Incorporated has placed their registered representatives on-site to sell these services to the Bank’s customer base.

Regulation

      The following discussion sets forth certain of the material elements of the regulatory framework applicable to bank holding companies and their subsidiaries and provides certain specific information relevant to the Company. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. A change in applicable statutes, regulations or regulatory policy may have a material effect on our business. The laws and regulations governing the Company and Rockland generally have been promulgated to protect depositors and not for the purpose of protecting stockholders.

      General The Company is registered as a bank holding company under the Bank Holding Company Act of 1956 (“BHCA”), as amended, and as such is subject to regulation by the Board of Governors of the Federal Reserve System (“Federal Reserve”). Rockland is subject to regulation and examination by the Commissioner of Banks of the Commonwealth of Massachusetts (the “Commissioner”) and the Federal Deposit Insurance Corporation (“FDIC”). The majority of Rockland’s deposit accounts are insured to the maximum extent permitted by law by the Bank Insurance Fund (“BIF”) which is administered by the FDIC. In 1994, the Bank purchased the deposits of three branches of a failed savings and loan association from the Resolution Trust Corporation. These deposits are insured to the maximum extent permitted by law by the Savings Association Insurance Fund (“SAIF”).

      BHCA (The Bank Holding Company Act) BHCA prohibits the Company from acquiring direct or indirect ownership or control of more than 5% of any class of voting shares of any bank, or increasing such ownership or control of any bank, without prior approval of the Federal Reserve. The BHCA also prohibits the Company from, with certain exceptions, acquiring more than 5% of any class of voting shares of any company that is not a bank and from engaging in any business other than banking or managing or controlling banks.

      Under the BHCA, the Federal Reserve is authorized to approve the ownership by the Company of shares in any company, the activities of which the Federal Reserve has determined to be so closely related to banking or to managing or controlling banks as to be a proper incident thereto. The Federal Reserve has, by regulation, determined that some activities are closely related to banking within the meaning of the BHCA. These activities include, but are not limited to, operating a mortgage company, finance company, credit card company, factoring company, trust company or savings association; performing data processing operations; providing some securities brokerage services; acting as an investment or financial adviser; acting as an insurance agent for types of credit-related insurance; engaging in insurance underwriting under limited circumstances; leasing personal property on a full-payout, non-operating basis; providing tax planning and preparation services; operating a collection agency and a credit bureau; providing consumer financial counseling and courier services. The Federal Reserve also has determined that other activities, including real estate brokerage and syndication, land development, property management and, except under limited circumstances, underwriting of life insurance not related to credit transactions, are not closely related to banking and are not a proper incident thereto.

      Interstate Banking Pursuant to the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Banking Act”), bank holding companies may acquire banks in states other than their home state without regard to the permissibility of such acquisitions under state law, but subject to any state requirement that the bank has been organized and operating for a minimum period of time, not to exceed five years, and the requirement that the bank holding company, after the proposed acquisition, controls no more than 10 percent of the total amount of deposits of insured depository institutions in the United States and no more than 30 percent or such lesser or greater amount set by state law of such deposits in that state.

      Pursuant to Massachusetts law, no approval to acquire a banking institution, acquire additional shares in a banking institution, acquire substantially all the assets of a banking institution or merge or consolidate with another bank holding company may be given if the bank being acquired has been in existence for a period less than three years or, as a result, the bank holding company would control, in excess of 30%, of the total deposits of all state and federally chartered banks in Massachusetts, unless waived by the Commissioner. With the prior written approval of the Commissioner, Massachusetts also permits the establishment of de novo branches in Massachusetts to the fullest extent permitted by the Interstate Banking Act, provided the laws of the home state of such out-of-state bank expressly authorize, under conditions no more restrictive than those of Massachusetts, Massachusetts banks to establish and operate de novo branches in such state.

      Capital Requirements The Federal Reserve has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the BHCA. The Federal Reserve’s capital adequacy guidelines which generally require bank holding companies to maintain total capital equal to 8% of total risk-adjusted assets, with at least one-half of that amount consisting of Tier 1, or core, capital and up to one-half of that amount consisting of Tier 2, or supplementary, capital. Tier 1 capital for bank holding companies generally consists of the sum of common stockholders’ equity and perpetual preferred stock (subject in the case of the latter to limitations on the kind and amount of such stocks which may be included as Tier 1 capital), less net unrealized gains on available for sale securities and on cash flow hedges, and goodwill and other intangible assets required to be deducted from capital. Tier 2 capital generally consists of perpetual preferred stock which is not eligible to be included as Tier 1 capital; hybrid capital instruments such as perpetual debt and mandatory convertible debt securities, and term subordinated debt and intermediate-term preferred stock; and, subject to limitations, the allowance for loan losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics, with the categories ranging from 0% (requiring no additional capital) for assets such as cash to 100% for the majority of assets which are typically held by a bank holding company, including commercial real estate loans, commercial loans and consumer loans. Single family residential first mortgage loans which are not 90 days or more past due or nonperforming and which have been made in accordance with prudent underwriting standards are assigned a 50% level in the risk-weighting system, as are certain privately-issued mortgage-backed securities representing indirect ownership of such loans and certain multi-family housing loans. Off-balance sheet items also are adjusted to take into account certain risk characteristics.

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

      The Company currently is in compliance with the above-described regulatory capital requirements. At December 31, 2003, the Company had Tier 1 capital and total capital equal to 11.00% and 12.25% of total risk-adjusted assets, respectively, and Tier 1 leverage capital equal to 7.60% of total assets. As of such date, Rockland complied with the applicable federal regulatory capital requirements, with Tier 1 capital and total capital equal to 10.41% and 11.66% of total risk-adjusted assets, respectively, and Tier 1 leverage capital equal to 7.18% of total assets.

      The FDIC has promulgated regulations and adopted a statement of policy regarding the capital adequacy of state-chartered banks, which, like Rockland, are not members of the Federal Reserve System. These requirements are substantially similar to those adopted by the Federal Reserve regarding bank holding companies, as described above. The FDIC’s capital regulations establish a minimum 3.0% Tier 1 leverage capital to total assets requirement for the most highly-rated state-chartered, non-member banks, with an additional cushion of at least 100 to 200 basis points for all other state-chartered, non-member banks, which effectively will increase the minimum Tier 1 leverage capital ratio for such banks to 4.0% or 5.0% or more. Under the FDIC’s regulations, the highest-rated banks are those that the FDIC determines are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and in general which are considered strong banking organizations, rated composite 1 under the Uniform Financial Institutions Rating System.

      Each federal banking agency has broad powers to implement a system of prompt corrective action to resolve problems of institutions, which it regulates, which are not adequately capitalized. A bank shall be deemed to be (i) “well capitalized” if it has total risk-based capital ratio of 10.0% or more, has a Tier 1 risk-based capital ratio of 6.0% or more, has a Tier 1 leverage capital ratio of 5.0% or more and is not subject to any written capital order or directive; (ii) “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more, a Tier 1 leverage capital ratio of 4.0% or more (3.0%

under certain circumstances) and does not meet the definition of “well capitalized”; (iii) “undercapitalized” if it has a total risk-based capital ratio that is less than 8.0%, or a Tier 1 risk-based capital ratio that is less than 4.0% or a Tier 1 leverage capital ratio of less than 4.0% (3.0% under certain circumstances); (iv) “significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6.0%, or a Tier 1 risk-based capital ratio that is less than 3.0%, or a Tier 1 leverage capital ratio that is less than 3.0%; and (v) “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. As of December 31, 2003 Rockland was deemed a “well-capitalized institution” for this purpose.

      Commitments to Affiliated Institutions Under Federal Reserve policy, the Company is expected to act as a source of financial strength to Rockland and to commit resources to support Rockland. This support may be required at times when the Company may not be able to provide such support. Similarly, under the cross-guarantee provisions of the Federal Deposit Insurance Act, in the event of a loss suffered or anticipated by the FDIC — either as a result of default of a banking or thrift subsidiary of a bank/financial holding company such as the Company or related to FDIC assistance provided to a subsidiary in danger of default — the other banking subsidiaries of such bank/financial holding company may be assessed for the FDIC’s loss, subject to certain exceptions.

      Limitations on Acquisitions of Common Stock The federal Change in Bank Control Act (“CBCA”) prohibits a person or group of persons from acquiring “control” of a bank holding company or bank unless the appropriate federal bank regulator has been given 60 days prior written notice of such proposed acquisition and within that time period such regulator has not issued a notice disapproving the proposed acquisition or extending for up to another 30 days the period during which such a disapproval may be issued. The acquisition of 25% or more of any class of voting securities constitutes the acquisition of control under the CBCA. In addition, under a rebuttal presumption established under the CBCA regulations, the acquisition of 10% or more of a class of voting stock of a bank holding company or a FDIC insured bank, with a class of securities registered under or subject to the requirements of Section 12 of the Securities Exchange Act of 1934 would, under the circumstances set forth in the presumption, constitute the acquisition of control.

      Any “company” would be required to obtain the approval of the Federal Reserve under the BHCA before acquiring 25% (5% in the case of an acquirer that is a bank holding company) or more of the outstanding common stock of, or such lesser number of shares as constitute control over, the Company. Such approval would be contingent upon, among other things, the acquirer registering as a bank holding company, divesting all impermissible holdings and ceasing any activities not permissible for a bank holding company. The Company owns no voting stock in any banking institution that would require approval of the Federal Reserve.

      Deposit Insurance Premiums — Rockland Rockland currently pays deposit insurance premiums to the FDIC based on a single, uniform assessment rate established by the FDIC for all BIF-member institutions. The assessment rates range from 0% to 0.27%. Under the FDIC’s risk-based assessment system, institutions are assigned to one of three capital groups which assignment is based solely on the level of an institution’s capital — “well capitalized,” “adequately capitalized,” and “undercapitalized” — which are defined in the same manner as the regulations establishing the prompt corrective action system under the Federal Deposit Insurance Act (“FDIA”). Rockland is presently “well capitalized” and as a result, Rockland is currently not subject to any FDIC premium obligation.

      Community Reinvestment Act (“CRA”) — Rockland Pursuant to the Community Reinvestment Act (“CRA”) and similar provisions of Massachusetts’ law, regulatory authorities review the performance of the Company and Rockland in meeting the credit needs of the communities served by Rockland. The applicable regulatory authorities consider compliance with this law in connection with applications for, among other things, approval of branches, branch relocations, engaging in certain new financial activities under the Gramm-Leach-Bliley Act of 1999, as discussed below, and acquisitions of banks and bank holding companies. The FDIC has assigned the Bank with a CRA rating of satisfactory and the Massachusetts Division of Banks has assigned the Bank a CRA rating of outstanding as of the latest examinations.

      Bank Secrecy Act The Bank Secrecy Act requires financial institutions to keep records and file reports that are determined to have a high degree of usefulness in criminal, tax and regulatory matters, and to implement counter-money laundering programs and compliance procedures.

      USA Patriot Act of 2001 In October 2001, the USA Patriot Act of 2001 was enacted in response to the terrorist attacks in New York, Pennsylvania and Washington D.C. which occurred on September 11, 2001. The Patriot Act is intended to strengthen U.S. law enforcement’s and the intelligence communities’ abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

      Financial Services Modernization Legislation In November 1999, the Gramm-Leach-Bliley Act of 1999, or the GLB, was enacted. The GLB repeals provisions of the Glass-Steagall Act which restricted the affiliation of Federal Reserve member banks with firms “engaged principally” in specified securities activities, and which restricted officer, director or employee interlocks between a member bank and any company or person “primarily engaged” in specified securities activities.

      In addition, the GLB also contains provisions that expressly preempt any state law restricting the establishment of financial affiliations, primarily related to insurance. The general effect of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers by revising and expanding the Bank Holding Company Act framework to permit a holding company to engage in a full range of financial activities through a new entity known as a “financial holding company.” “Financial activities” is broadly defined to include not only banking, insurance and securities activities, but also merchant banking and additional activities that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

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

      The SOA’s principal legislation includes:

•	auditor independence provisions which restrict non-audit services that accountants may provide to their audit clients;

•	additional corporate governance and responsibility measures, including the requirement of certification of financial statements by the chief executive officer and the chief financial officer;

•	the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;

•	an increase in the oversight of, and enhancement of certain requirements relating to audit committees of public companies and how they interact with the Company’s independent auditor;

•	requirement that audit committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the issuer;

•	requirement that companies disclose whether at least one member of the audit committee is a “financial expert” (as such term will be defined by the SEC) and if not, why not;

•	expanded disclosure requirements for corporate insiders, including a prohibition on insider trading during pension plan black out periods;

•	expedited filing requirements for Forms 4’s;

•	disclosure of off-balance sheet transactions;

•	a prohibition on personal loans to directors and officers, except certain loans made to insured financial institutions;

•	disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code;

•	“real time” filing of periodic reports;

•	the formation of an independent public company accounting oversight board;

•	mandatory disclosure by analysts of potential conflicts of interest; and

•	various increased criminal penalties for violations of securities laws.

      The SEC has been delegated the task of enacting rules to implement various provisions with respect to, among other matters, disclosure in periodic filings pursuant to the Exchange Act. To date, the SEC has implemented some of the provisions of the SOA. However, the SEC continues to issue final rules, reports and press releases. As the SEC provides new requirements, we review those rules and comply as required.

      Although we anticipate that we will incur additional expense in complying with the provisions of the SOA and the resulting regulations, management does not expect that such compliance will have a material impact on our results of operation or financial condition.

      Regulation W Transactions between a bank and its “affiliates” are quantitatively and qualitatively restricted under the Federal Reserve Act. The Federal Deposit Insurance Act applies Sections 23A and 23B to insured nonmember banks in the same manner and to the same extent as if they were members of the Federal Reserve System. The Federal Reserve Board has also recently issued Regulation W, which codifies prior regulations under Sections 23A and 23B of the Federal Reserve Act and interpretative guidance with respect to affiliate transactions. Regulation W incorporates the exemption from the affiliate transaction rules but expands the exemption to cover the purchase of any type of loan or extension of credit from an affiliate. Affiliates of a bank include, among other entities, the bank’s holding company and companies that are under common control with the bank. The Company is considered to be an affiliate of the Bank. In general, subject to certain specified exemptions, a bank or its subsidiaries are limited in their ability to engage in “covered transactions” with affiliates:

•	to an amount equal to 10% of the bank’s capital and surplus, in the case of covered transactions with any one affiliate; and

•	to an amount equal to 20% of the bank’s capital and surplus, in the case of covered transactions with all affiliates.

      In addition, a bank and its subsidiaries may engage in covered transactions and other specified transactions only on terms and under circumstances that are substantially the same, or at least as favorable to the bank or its subsidiary, as those prevailing at the time for comparable transactions with nonaffiliated companies. A “covered transaction” includes:

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

      Employees As of December 31, 2003, the Bank had 744 full time equivalent employees. None of the Company’s employees are represented by a labor union and management considers relations with its employees to be good.

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

      Note 8, “Borrowings” within Notes to the Consolidated Financial Statements which includes information regarding short-term borrowings and is included in Item 8.

      For additional information regarding the Company’s business and operations, see Selected Financial Data in Item 6 hereof, Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 hereof and the Consolidated Financial Statements in Item 8 hereof.

Securities and Exchange Commission Availability of Filings on Company Web Site

      Under the Securities Exchange Act of 1934 Sections 13 and 15(d), periodic and current reports must be filed with the Securities and Exchange Commission (“SEC”). The public may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0030. The Company electronically files the following reports with the SEC: Form 10-K (Annual Report), Form 10-Q (Quarterly Report), Form 11-K (Annual Report for Employees’ Stock Purchase and Savings Plans), Form 8-K (Report of Unscheduled Material Events), Form S-4, S-3 and 8-A (Registration Statements), and Form DEF 14A (Proxy Statement). The Company may file additional forms. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, at www.sec.gov, in which all forms filed electronically may be accessed. Additionally, our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K with the SEC and additional shareholder information is available free of charge on the Company’s website: www.rocklandtrust.com. The Company’s Code of Ethics is also available on the Company’s website in the investor relations section of the website.

Item 2.	Properties

      At December 31, 2003, the Bank conducted its business from its headquarters and main office at 288 Union Street, Rockland, Massachusetts and 51 other branch locations throughout Barnstable, Bristol, Norfolk and Plymouth Counties of southeastern Massachusetts and Cape Cod. In addition to its main office, the Bank owns eighteen of its branches and leases the remaining thirty-three offices. Of the branch offices which are leased by the Bank, seven have remaining lease terms, including options renewable at the Bank’s option, of five years or less; seven have remaining lease terms of greater than five years and less than ten years; and nineteen have a remaining lease term of ten years or more. The Bank’s aggregate rental expense under such leases was $2.3 million in 2003. In January 2003, the Bank entered into a lease agreement for a new branch location on New State Highway (Route 44) in Raynham, Massachusetts. In addition to a new branch, this location will be the new home of the Middleboro Commercial Lending Group. It is anticipated that this location will open during the second quarter of 2004. In April 2003, the Bank entered into a lease agreement for a new branch on East Washington Street (Route 1), North Attleboro, Massachusetts. It is anticipated that this branch will open during the second quarter of 2004. In May 2003, the Bank opened a new branch at 5 Shellback Way, Mashpee, Massachusetts. This location replaced the existing Mashpee branch and is in a much more visible area on busy Route 28. In May, 2003, the Bank purchased two condominium units that house the Bank’s branch office located at 27 Bay Road, Duxbury, Massachusetts. The Bank has been a tenant at this branch for a number of years. In October 2003, the Bank signed a lease for office space in Quincy, Massachusetts to open a Residential Mortgage Origination office. This office opened for business on November 12, 2003. The Bank also consolidated its Residential Mortgage Origination operation on Cape Cod into available space at the Bank’s branch office located at 375 Iyanough Road, Hyannis, Massachusetts and has expanded its Residential Mortgage Origination operation into available space at 100 Belmont Street, Brockton, Massachusetts. Certain of the Bank’s branch offices are leased from companies with whom directors of the Company are affiliated. The Bank leases space for its Investment Management Group in Hanover, Massachusetts through a joint venture consisting of the Bank and A.W. Perry, Inc.

      It also leases office space in two additional facilities used as lending centers, one of which is in Attleboro that also houses an Investment Management Group office. At December 31, 2003, the net book values of the property and leasehold improvements of the offices of the Bank amounted to $27.2 million. The Bank’s properties that are not leased are owned free and clear of any mortgages. The Bank believes that all of its properties are well maintained and are suitable for their respective present needs and operations. For additional information regarding the Bank’s lease obligations see Note 6 and Note 15 to the Consolidated Financial Statements, included in Item 8 hereof.

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

      In addition to the foregoing, the Company is involved in routine legal proceedings occurring in the ordinary course of business which in the aggregate are believed by us to be immaterial to our financial condition and results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

      There were no matters submitted to a vote of our security holders in the fourth quarter of 2003.

PART II

Item 5.	Market for Independent Bank Corp.’s Common Equity and Related Stockholders’ Matters

      Independent Bank Corp.’s common stock trades on the NASDAQ National Market under the symbol INDB. The Company declared cash dividends of $0.52 per share in 2003 and $0.48 per share in 2002. The ratio of dividends paid to earnings in 2003 and 2002 was 28.6% and 27.7%, respectively.

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

      The following schedule summarizes the price range of common stock and the cash dividends paid for the fiscal years ended 2003 and 2002.

Table 1 — Price Range of Common Stock

	High	Low	Dividend

2003
4th Quarter	$31.58	$25.91	$0.13
3rd Quarter	27.93	22.25	0.13
2nd Quarter	23.44	19.38	0.13
1st Quarter	24.78	19.90	0.13

2002
4th Quarter	$25.83	$18.10	$0.12
3rd Quarter	22.77	18.01	0.12
2nd Quarter	27.95	19.96	0.12
1st Quarter	26.04	21.36	0.12

      As of December 31, 2003 there were 14,628,154 shares of common stock outstanding which were held by approximately 5,700 holders of record. The closing price of the Company’s stock on December 31, 2003 was $28.30. Such number of record holders does not reflect the number of persons or entities holding stock in nominee name through banks, brokerage firms and other nominees.

Item 6.	Selected Consolidated Financial and Other Data

      The selected consolidated financial and other data of the Company set forth below does not purport to be complete and should be read in conjunction with, and is qualified in its entirety by, the more detailed information, including the Consolidated Financial Statements and related notes, appearing elsewhere herein.

	As of or For the Years Ended December 31,

	2003	2002	2001	2000	1999

	(Dollars in thousands, except per share data)
Financial Condition Data:
Investments available for sale	$527,507	$501,828	$569,288	$387,476	$201,614
Investments held to maturity	121,894	149,071	132,754	195,416	229,043
Loans	1,581,135	1,431,602	1,298,938	1,184,764	1,028,510
Allowance for loan losses	23,163	21,387	18,190	15,493	14,958
Total assets	2,436,755	2,285,372	2,199,188	1,949,976	1,590,056
Total deposits	1,783,338	1,688,732	1,581,618	1,489,222	1,081,806
Total borrowings	415,369	362,155	387,077	275,043	359,467
Corporation-obligated mandatorily redeemable Trust Preferred Securities	47,857	47,774	75,329	51,318	28,750
Stockholders’ equity	171,847	161,242	133,261	114,712	98,129
Non-performing loans	3,514	3,077	3,015	4,414	3,654
Non-performing assets	3,514	3,077	3,015	4,414	3,654
Operating Data:
Interest income	$128,306	$140,825	$145,069	$127,566	$112,006
Interest expense	32,533	40,794	54,478	55,419	50,178
Net interest income	95,773	100,031	90,591	72,147	61,828
Provision for loan losses	3,420	4,650	4,619	2,268	3,927
Non-interest income	27,794	22,644	20,760	16,418	14,793
Non-interest expenses	73,827	75,625	68,529	59,374	45,450
Minority interest expense	4,353	5,041	5,666	5,319	2,668
Net income	26,431	25,066	22,052	15,190	17,031
Net income available to common shareholders	26,431	23,561	22,052	15,190	17,031
Per Share Data:
Net income — Basic	$1.82	$1.63	$1.54	$1.07	$1.20
Net income — Diluted	1.79	1.61	1.53	1.06	1.19
Cash dividends declared	0.52	0.48	0.44	0.40	0.40
Book value(1)	11.75	11.15	9.30	8.05	6.92
Tangible book value per share(2)	9.27	8.64	6.77	5.31	6.77
Operating Ratios:
Return on average assets(3)	1.11%	1.12%	1.07%	0.88%	1.09%
Return on average equity(3)	15.89%	17.26%	17.42%	14.58%	17.57%
Net interest margin (FTE)	4.40%	4.88%	4.84%	4.60%	4.30%
Equity to Assets	7.05%	7.06%	6.06%	5.88%	6.17%
Dividend payout ratio	28.64%	27.67%	28.57%	37.58%	32.57%
Asset Quality Ratios:
Nonperforming loans as a percent of gross loans	0.22%	0.21%	0.23%	0.37%	0.35%
Nonperforming assets as a percent of total assets	0.14%	0.13%	0.14%	0.23%	0.23%
Allowance for loan losses as a percent of total loans	1.46%	1.49%	1.40%	1.31%	1.45%
Allowance for loan losses as a percent of nonperforming loans	659.16%	695.06%	603.32%	351.00%	409.36%
Total allowance for loan losses as a percent of total loans(4)	1.46%	1.53%	1.46%	1.42%	1.45%
Total allowance for loan losses as a percent of nonperforming loans(4)	659.16%	711.89%	630.18%	382.15%	409.36%
Capital Ratios:
Tier 1 leverage capital ratio	7.60%	7.10%	6.31%	5.86%	8.15%
Tier 1 risk-based capital ratio	11.00%	10.37%	9.24%	8.50%	11.14%
Total risk-based capital ratio	12.25%	11.68%	12.96%	10.97%	12.39%

(1)	Calculated by dividing total stockholders’ equity by the net outstanding shares as of the end of each period.

(2)	Calculated by dividing stockholders’ equity less goodwill by the net outstanding shares as of the end of each period.

(3)	Calculated using net income which excludes the write-off of trust preferred issuance costs.

(4)	Including credit quality discount for the years 2000 through 2002.

      See Item 8. Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note (1) Summary of Significant Accounting Policies, Goodwill and Note (10) Goodwill and Intangible Assets, for information related to the Company’s acquisitions and adoption of Statement of Financial Accounting Standards (“SFAS”) No. 147 “Acquisitions of Certain Financial Institutions”, which affects the comparability of the information reflected in the selected financial data.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      Independent Bank Corp. is a one-bank holding company whose primary asset is its investment in Rockland. Rockland is a state-chartered commercial bank, which operates 52 retail branches, seven commercial lending centers, three investment management offices and three residential lending centers, all of which are located in the Plymouth, Barnstable, Norfolk and Bristol Counties of southeastern Massachusetts and Cape Cod. The Bank’s primary source of income is from providing loans to individuals and small-to-medium-sized businesses in its market area. Independent Capital Trust III and Independent Capital Trust IV were formed for the purposes of issuing trust preferred securities and investing the proceeds of these securities in junior subordinated debentures issued by the Company.

      The condensed financial review which follows presents management’s discussion and analysis of the consolidated financial condition and operating results of the Company and its subsidiaries Rockland, Capital Trust III and Capital Trust IV. The Bank’s subsidiaries consist of two Massachusetts securities corporations; RTC Securities Corp. I and RTC Securities Corp. X, Taunton Avenue Inc., and Rockland Trust Community Development LLC. Taunton Avenue Inc. was formed in May 2003 to hold loans, industrial development bonds and other assets. Rockland Trust Community Development LLC was formed in August 2003 to provide investment capital to low-income communities and low-income persons. The following should be read in conjunction with the Consolidated Financial Statements and related notes thereto.

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

      Allowance for Loan Losses: Arriving at an appropriate level of allowance for loan losses involves a high degree of judgment. The Company’s allowance for loan losses provides for probable losses based upon evaluations of known and inherent risks in the loan portfolio. Management uses historical information to assess the adequacy of the allowance for loan losses as well as the prevailing business environment; as it is affected by changing economic conditions and various external factors, which may impact the portfolio in ways currently unforeseen. The allowance is increased by provisions for loan losses and by recoveries of loans previously charged-off and reduced by loans charged-off. For a full discussion of the Company’s methodology of assessing the adequacy of the allowance for loan losses, see the Allowance for Loan Loss and Provision for Loan Loss sections within the Management’s Discussion and Analysis of Financial Condition and Results of Operation below.

      Income Taxes: The Company estimates income tax expense based on the amount we expect to owe various tax authorities. Taxes are discussed in more detail in Note 11 of the consolidated financial statements. Accrued taxes represent the net estimated amount due to or to be received from taxing authorities. In estimating accrued taxes, management assesses the relative merits and risks of the appropriate tax treatment of transactions taking into account statutory, judicial and regulatory guidance in the context of our tax position. Although the Company uses available information to record accrued income taxes, underlying estimates and assumptions can change over time as a result of unanticipated events or circumstances such as changes in tax laws influencing the Company’s overall tax position.

      Valuation of Goodwill/ Intangible Assets and Analysis for Impairment: Independent Bank Corp. in part has increased its market share through the acquisition of entire financial institutions accounted for under the purchase method of accounting, as well as from the acquisition of financial institution’s branches (not the entire institution). For acquisitions under the purchase method and the acquisition of financial institution branches, the Company is required to record assets acquired and liabilities assumed at their fair value which is an estimate determined by the use of internal or other valuation techniques. These valuation estimates result in goodwill and other intangible assets. Goodwill is subject to ongoing periodic impairment tests and is evaluated using various fair value techniques including multiples of price/equity and price/earnings ratios.

Executive Level Overview

      The Company’s results of operations are largely dependent on net interest income, which is the difference between the interest earned on loans and securities and interest paid on deposits and borrowings. The results of operations are also affected by the level of income/fees from loans, deposits, mortgage banking, and investment management fees, as well as operating expenses, the provision for loan losses, the impact of federal and state income taxes, and the relative levels of interest rates and economic activity.

      In 2003, the Company anticipated a compression in the net interest margin due to the low interest rate environment as well as an intentionally shortened duration of the securities portfolio and a strategic focus on origination of more adjustable rate lending verses fixed rate lending. See below for the trend in the historical monthly five year treasury note constant maturity yield beginning in January of 2001 through December of 2003 as an example of the continued low interest rate environment and the Company’s monthly net interest margin for the same periods.

Historical Monthly Five Year Treasury Note Constant Maturity Yield

Monthly Net Interest Margin (Fully Tax Equivalent)

      Shortening the duration of the securities portfolio allowed the Company to limit price, interest and extension risk in the prevailing low rate environment. The origination of more adjustable rate lending has positioned the Company to realize a higher rate of return when in a rising interest rate environment. Net interest income decreased $4.3 million during 2003 as compared to 2002. The following pie charts represent the change in mix of adjustable rate loans and fixed rate loans from 2001 through 2003:

Mix of Adjustable Rate and Fixed Rate Loans

(1)	Includes fixed rate commercial real estate loans, the majority of which reprice after 5 years.
      To mitigate the impact of a declining net interest margin the Company focused on non-interest income opportunities, particularly mortgage banking income, and non-interest expense control. The residential lending division focused on increasing production to take advantage of the refinance market as well as retooling to focus on the purchase market. This resulted in an increase of $1.4 million in mortgage banking income in 2003 as compared to 2002. Service charges on deposit accounts increased $1.4 million in 2003 compared to 2002.Total non interest income increased $2.5 million, excluding securities gains, mitigating much of the decrease in net interest income.

      Additionally, the Company focused on expense control resulting in a modest increase of only 0.9% in 2003 over 2002 when excluding a prepayment penalty recognized on the prepayment of Federal Home Loan Bank (“FHLB”) borrowings in 2003 and an impairment charge on a WorldCom bond (following the announcement of fraud) in 2002. The Company was successful in managing the modest increase in expenses despite additional pension expense of $841,000 in 2003.

      Lower loan loss provision and a decrease in minority interest expense also contributed to the Company’s success in 2003. In 2003, the Company was able to reduce the level of loan loss provisioning as compared to 2002 by $1.2 million due to continued strong asset quality and generally improving economic conditions. Minority interest expense was significantly less than in prior years ($688,000 less in 2003 compare to 2002) as a result of the Company refinancing its trust preferred securities in 2002 and 2001.

      Looking ahead to 2004, the Company expects continued net interest margin compression, however at a slower rate than in 2003, as assets continue to re-price to current interest rates without the capacity to re-price deposits in correlation to assets. Management plans to mitigate the impact of the continued compression with prudent asset growth, non interest income growth generation, and expense control. Additionally, there are a number of initiatives that are expected to contribute to 2004 and beyond. These initiatives include:

•	a new business banking model designed to improve our penetration of the smaller business banking market,

•	investment in additional new business development capabilities and process improvements within commercial lending,

•	continued investment in the Company’s residential lending unit to provide for a greater breadth of products to its customers with a greater level of expertise,

•	new branches in the North Attleboro and Taunton/ Raynham markets,

•	the acquisition of Falmouth Bank Corp.,

•	a sales coaching and sales training program designed to improve deposit gathering and revenue generation from our branch network,

•	and increased advertising and business development spending (approximately $1 million) designed to position the Company to take full advantage of near term in-market turmoil resulting from recent merger and acquisition activity.

      These initiatives will require substantial investment in 2004 and are expected to provide materially to earnings growth in the latter part of 2004 and particularly in 2005 and 2006.

Financial Position

      Loan Portfolio At December 31, 2003, the Bank’s loan portfolio amounted to $1.6 billion, an increase of $149.5 million, or 10.4%, from year-end 2002. This increase was primarily in real estate loans which in total increased $123.5 million, or 14.5%.

      Commercial and Industrial loans increased $19.6 million, or 13.0%. Commercial real estate loans increased $53.8 million, or 10.5%. Commercial real estate construction increased $26.3 million, or 53.5%, the increase being primarily attributable to loans with variable rates of interest. Residential mortgage loans increased $53.9 million, or 20.0%. While the Bank sells the majority of its residential real estate loan production, the Bank will retain for its portfolio mostly adjustable rate and, on a selective basis, certain fixed rate residential mortgages. Residential loans held for sale decreased $9.8 million. During 2003, the Bank originated $451.5 million in residential real estate loans of which $199.4 million was retained in its portfolio. Residential real estate construction decreased $625,000, or 6.1%. Consumer loans increased by $6.4 million, or 1.5% compared to prior year and was primarily attributable to an increase in home equity lines of credit.

      In accordance with governing banking statutes, Rockland is permitted, with certain exceptions, to make loans and commitments to any one borrower, including related entities, in the aggregate amount of not more than 20% of the Bank’s stockholders’ equity, or $42.3 million at December 31, 2003. Notwithstanding the foregoing, the Bank has established a more restrictive limit of not more than 75% of the Bank’s legal lending limit, or $31.7 million at December 31, 2003, which may only be exceeded with the approval of the Board of Directors. There were no borrowers whose total indebtedness in aggregate exceeded $31.7 million as of December 31, 2003.

      The following table sets forth information concerning the composition of the Bank’s loan portfolio by loan type at the dates indicated.

Table 2 — Loan Portfolio Composition

	At December 31,

	2003		2002		2001		2000		1999

	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Commercial and Industrial	$171,230	10.8%	$151,591	10.6%	$151,287	11.6%	$134,227	11.3%	$126,815	12.3%
Real estate:
Commercial	564,890	35.7%	511,102	35.7%	463,052	35.7%	442,120	37.3%	321,526	31.3%
Residential	325,523	20.6%	281,452	19.7%	229,123	17.6%	161,675	13.7%	157,502	15.3%
Commercial Construction	75,380	4.8%	49,113	3.4%	39,707	3.1%	34,708	3.0%	23,070	2.2%
Residential Construction	9,633	0.6%	10,258	0.7%	7,501	0.5%	10,630	0.8%	15,433	1.5%
Consumer:
Installment	301,801	19.1%	323,501	22.6%	324,271	25.0%	325,227	27.5%	326,805	31.8%
Other	132,678	8.4%	104,585	7.3%	83,997	6.5%	76,177	6.4%	57,359	5.6%

Gross Loans	1,581,135	100.0%	1,431,602	100.0%	1,298,938	100.0%	1,184,764	100.0%	1,028,510	100.0%

Allowance for Loan Losses	23,163		21,387		18,190		15,493		14,958

Net Loans	$1,557,972		$1,410,215		$1,280,748		$1,169,271		$1,013,552

      At December 31, 2003, $171.2 million, or 10.8%, of the Bank’s gross loan portfolio consisted of commercial and industrial loans, compared to $151.6 million, or 10.6%, at December 31, 2002. The Bank’s commercial revolving lines of credit generally are for the purpose of providing working capital to borrowers and may be secured or unsecured. At December 31, 2003, the Bank had $76.5 million outstanding under commercial revolving lines of credit compared to $63.2 million at December 31, 2002 and $116.8 million of unused commitments under such lines at December 31, 2003 compared to $124.4 million in the prior year. As of December 31, 2003, the Bank had $6.2 million in outstanding commitments pursuant to standby letters of credit compared to $8.1 million at December 31, 2002. Floor plan loans, which are included in commercial and industrial loans, and are secured by the automobiles, boats, or other vehicles constituting the dealer’s inventory, amounted to $23.9 million as of December 31, 2003 compared to $18.0 million at the prior year-end.

      Real estate loans totaling $975.4 million comprised 61.7% of gross loans at December 31, 2003, as compared to $852.0 million or 59.5% of gross loans at December 31, 2002. The Bank’s real estate loan portfolio included $564.9 million in commercial real estate loans at December 31, 2003. This category has reflected increases over the last year of $53.8 million, or 10.5%. Residential real estate loans, including residential loans held for sale, which were, $325.5 million at year-end 2003, increased $44.1 million, or 15.7%, in 2003. During 2003, the Bank sold $250.7 million of the current production of residential mortgages as part of its overall asset/liability management. Commercial construction of $75.4 million increased by $26.3 million or 53.5% compared to year-end 2002. Residential construction of $9.6 million decreased $625,000 from year-end December 31, 2002.

      Consumer loans primarily consist of closed-end installment loans, cash reserve loans, and home equity loans. As of December 31, 2003, $434.5 million, or 27.5%, of the Bank’s gross loan portfolio, consisted of consumer loans compared to $428.1 million, or 29.9%, of the Bank’s gross loans at December 31, 2002. Consumer installment loans of $301.8 million, decreased $21.7, or 6.7%, in 2003. As of December 31, 2003 and 2002, automobile loans, which makes up the majority of the Bank’s installment loans, of $239.7 million represented 55.2% and of $265.0 million represented 61.9%, respectively, of the Bank’s consumer loan portfolio. Indirect automobile loans accounted for approximately 75% of the Bank’s total installment loan originations during 2003 and 2002, respectively. As of December 31, 2003, installment loans other than automobile loans amounted to $62.1 million compared to $58.5 million as December 31, 2002. These loans were constituted largely by fixed home equity loans as well as loans secured by recreational vehicles, motor homes, boats, mobile homes, and motorcycles.

      Other consumer loans have consisted primarily of cash reserve loans, home equity lines and small business lines. The balances of other consumer loans increased $28.1 million to $132.7 million, or 26.9%, in 2003 compared to $104.6 million, in 2002. This is mainly due to an increase of $23.1 million in home equity lines of credit to $104.5 million at December 31, 2003.

      Cash reserve loans are designed to afford the Bank’s customers overdraft protection. Cash reserve loans are made pursuant to previously approved unsecured cash reserve lines of credit. The rate on these loans is subject to change due to market conditions. As of December 31, 2003 and 2002, $20.6 million, for both periods, had been committed to but was unused under cash reserve lines of credit.

      Home equity loans may be made as a term loan or under a revolving line of credit secured by a first or second mortgage on the borrower’s residence. As of December 31, 2003, there were $112.2 million in unused commitments under revolving home equity lines of credit compared to $82.3 million at December 31, 2002.

      The following table sets forth the scheduled contractual amortization of the Bank’s loan portfolio at December 31, 2003. Loans having no schedule of repayments or no stated maturity are reported as due in one year or less. The following table also sets forth the rate structure of loans scheduled to mature after one year.

Table 3 — Scheduled Contractual Loan Amortization At December 31, 2003

		Real Estate	Real Estate	Commercial	Residential	Consumer	Consumer
	Commercial	Commercial	Residential	Construction	Construction	Installment	Other	Total

	(Dollars in thousands)
Amounts due in:
One year or less	$119,255	$77,028	$12,919	$34,783	$—	$88,273	$111,200	$443,458
After one year through five years	41,178	355,280	59,323	31,790	—	183,457	17,794	$688,822
Beyond five years	10,797	132,582	253,281	8,807	9,633	30,071	3,684	$448,855

Total	$171,230	$564,890	$325,523	$75,380	$9,633	$301,801	$132,678	$1,581,135

Interest rate terms on amounts due after one year:
Fixed Rate	$34,615	$424,901	$155,281	$16,816	$2,641	$213,528	$21,478	$869,260
Adjustable Rate	17,360	62,961	157,323	23,781	6,992	—	—	268,417

      As of December 31, 2003, $1.2 million of loans scheduled to mature within one year were nonperforming.

      Generally, the actual maturity of loans is substantially less than their contractual maturity due to prepayments and, in the case of real estate loans, due-on-sale clauses, which generally gives the Bank the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells the property subject to the mortgage and the loan is not repaid. The average life of real estate loans tends to increase when current real estate loan rates are higher than rates on mortgages in the portfolio and, conversely, tends to decrease when rates on mortgages in the portfolio are higher than current real estate loan rates. Under the latter scenario, the weighted average yield on the portfolio tends to decrease as higher yielding loans are repaid or refinanced at lower rates. Due to the fact that the Bank may, consistent with industry practice, “roll over” a significant portion of commercial and commercial real estate loans at or immediately prior to their maturity by renewing the loans on substantially similar or revised terms, the principal repayments actually received by the Bank are anticipated to be significantly less than the amounts contractually due in any particular period. In addition, a loan, or a portion of a loan, may not be repaid due to the borrower’s inability to satisfy the contractual obligations of the loan.

      The principal balance of loans serviced by the Bank for investors amounted to $398.9 million at December 31, 2003 and $353.6 million at December 31, 2002. Under its mortgage servicing arrangements, the Bank generally continues to collect payments on loans, to inspect the mortgaged property, to make insurance and tax advances on behalf of borrowers and to otherwise service the loans and receives a fee for performing these services. Net servicing fee income amounted to $2.1 million and $1.3 million for the years ended December 31, 2003 and 2002, respectively. The Bank also sells certain loans and does not retain servicing. During 2003 and 2002 the Bank originated and sold $13.9 million and $6.7 million of loans along with the servicing rights, respectively. The servicing release premium on sold loans was approximately $127,000 in 2003 and $73,000 in 2002. Loan origination fees that relate to loans sold by the Bank are recognized as a component of mortgage banking income at the time of the loan sale. Under its sales agreements, the Bank pays the purchaser of mortgage loans a specified yield on the loans sold. The difference, after payment of any guarantee fee, is retained by the Bank and recognized as fee income over the life of the loan. In addition, loans may be sold at a premium or a discount with any resulting gain or loss recognized at the time of sale. As of December 31, 2003 and 2002, the Bank’s loan-servicing asset was $3.2 million and $2.0 million, respectively. Amortization including impairment of the loan-servicing asset (included in net servicing fee income above) was $1.2 million and $1.0 million for the years ending December 31, 2003 and 2002, respectively.

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

      The following table sets forth a summary of certain delinquency information as of the dates indicated:

Table 4 — Summary of Delinquency Information

	At December 31, 2003				At December 31, 2002

	60-89 days		90 days or more		60-89 days		90 days or more

	Number	Principal	Number	Principal	Number	Principal	Number	Principal
	of Loans	Balance	of Loans	Balance	of Loans	Balance	of Loans	Balance

	(Dollars in thousands)
Real Estate Loans:
Residential	6	$721	—	$—	2	$197	1	$2
Commercial	—	—	—	—	2	88	5	1,022
Construction	—	—	2	691	1	1,400	—	—
Commercial and Industrial Loans	3	201	6	922	2	63	4	252
Consumer Installment	70	591	61	583	41	241	32	220
Consumer Other	14	49	18	28	8	14	29	42

Total	93	$1,562	87	$2,224	56	$2,003	71	$1,538

      Nonaccrual Loans As permitted by banking regulations, consumer loans and home equity loans past due 90 days or more continue to accrue interest. In addition, certain commercial and real estate loans that are more than 90 days past due may be kept on an accruing status if the loan is well secured and in the process of collection. As a general rule, a commercial or real estate loan more than 90 days past due with respect to principal or interest is classified as a nonaccrual loan. Income accruals are suspended on all nonaccrual loans and all previously accrued and uncollected interest is reversed against current income. A loan remains on nonaccrual status until it becomes current with respect to principal and interest, when the loan is liquidated, or when the loan is determined to be uncollectible and is charged-off against the allowance for loan losses.

      Nonperforming Assets Nonperforming assets are comprised of nonperforming loans, nonperforming securities and Other Real Estate Owned (“OREO”). Nonperforming loans consist of loans that are more than 90 days past due but still accruing interest and nonaccrual loans. OREO includes properties held by the Bank as a result of foreclosure or by acceptance of a deed in lieu of foreclosure. As of December 31, 2003, nonperforming assets totaled $3.5 million, an increase of $437,000, or 14.2%, from the prior year-end. Nonperforming assets represented 0.14% of total assets for the year ending December 31, 2003 and 0.13% for the year ending December 31, 2002. There were no OREO or nonperforming securities for the periods ended December 31, 2003 or December 31, 2002.

      The following table sets forth information regarding nonperforming assets held by the Bank at the dates indicated.

Table 5 — Nonperforming Assets

	At December 31,

	2003	2002	2001	2000	1999

	(Dollars in thousands)
Loans past due 90 days or more but still accruing
Real Estate — Residential Mortgage	$—	$—	$—	$—	$31
Consumer Installment	128	220	167	126	229
Consumer Other	28	41	341	78	56

Total	$156	$261	$508	$204	$316

Loans accounted for on a nonaccrual basis(1) Commercial & Industrial	971	300	505	183	141
Real Estate — Commercial Mortgage	691	1,320	618	1,085	326
Real Estate — Residential Mortgage	926	533	848	2,279	2,186
Consumer Installment	770	663	536	663	685

Total	$3,358	$2,816	$2,507	$4,210	$3,338

Total nonperforming loans	$3,514	$3,077	$3,015	$4,414	$3,654

Other real estate owned	—	—	—	—	—
Nonperforming securities	—	—	—	—	—
Total nonperforming assets	$3,514	$3,077	$3,015	$4,414	$3,654

Restructured loans	$453	$497	$503	$657	$694

Nonperforming loans as a percent of gross loans	0.22%	0.21%	0.23%	0.37%	0.35%

Nonperforming assets as a percent of total assets	0.14%	0.13%	0.14%	0.23%	0.23%

(1)	There were no restructured, nonaccruing loans at December 31, 2003, 2002 and 1999. In 2001 and 2000 there were $0.1 million and $0.2 million, respectively, of restructured nonaccruing loans.

      In the course of resolving nonperforming loans, the Bank may choose to restructure the contractual terms of certain commercial and real estate loans. Terms may be modified to fit the ability of the borrower to repay in line with its current financial status. It is the Bank’s policy to maintain restructured loans on nonaccrual status for approximately six months before management considers its return to accrual status. At December 31, 2003, the Bank had $453,000 of restructured loans. At December 31, 2003, the Bank had two potential problem loans not included in nonperforming loans with an outstanding balance of $3.3 million.

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

      Interest income that would have been recognized for the years ended December 31, 2003, 2002 and 2001, if nonperforming loans at the respective dates had been performing in accordance with their original terms approximated $210,000, $227,000, and $280,000, respectively. The actual amount of interest that was collected on these nonaccrual and restructured loans during each of those periods and included in interest income was approximately $261,000, $194,000, and $287,000, respectively.

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

      Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual, consumer, or residential loans for impairment disclosures. At December 31, 2003, impaired loans include all commercial real estate loans and commercial and industrial loans on nonaccrual status and restructured loans. Total impaired loans at December 31, 2003 and 2002 were $2.1 million for both years.

      Allowance for Loan Losses While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on increases in nonperforming loans, changes in economic conditions, or for other reasons. Various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Federal Reserve regulators examined the Company in the first quarter of 2002 and the Bank was most recently examined by the Federal Deposit Insurance Corporation, “FDIC”, in the third quarter of 2002. No additional provision for loan losses was required as a result of these examinations.

      The allowance for loan losses is maintained at a level that management considers adequate to provide for potential loan losses based upon evaluation of known and inherent risks in the loan portfolio. The allowance is increased by provisions for loan losses and by recoveries of loans previously charged-off and reduced by loans charged-off. In 2000, the Bank established a separate “credit quality discount” as a reduction of the loan balances acquired from FleetBoston Financial. This credit quality discount represents inherent losses in the acquired loan portfolio. The level of credit quality discount was $0.5 million at December 31, 2002 and there was no longer any credit quality discount remaining as of December 31, 2003.

      The total allowances for loan losses was $23.2 million at December 31, 2003, compared to $21.9 million at December 31, 2002 (including the “credit quality discount”).

      The following table summarizes changes in the allowance for loan losses and other selected statistics for the periods presented:

Table 6 — Summary of Changes in the Allowance for Loan Losses

	Year Ending December 31,

	2003	2002	2001	2000	1999

	(Dollars in thousands)
Average total loans	$1,512,997	$1,345,720	$1,237,230	$1,086,608	$991,319

Allowance for loan losses, beginning of year	$21,387	$18,190	$15,493	$14,958	$13,695
Charged-off loans:
Commercial	195	134	144	207	415
Real estate — commercial	—	—	—	—	—
Real estate — residential	—	—	63	13	1
Commercial — construction	—	—	—	—	—
Residential — construction	—	—	—	—	—
Consumer — installment	1,938	1,958	2,115	2,078	3,060
Consumer — other	196	373	404	278	494

Total charged-off loans	2,329	2,465	2,726	2,576	3,970

Recoveries on loans previously charged-off:
Commercial	283	628	194	265	522
Real estate — commercial	2	2	71	125	67
Real estate — residential	—	—	—	1	115
Commercial — construction	—	—	—	—	—
Residential — construction	—	—	—	—	—
Consumer — installment	321	286	447	445	603
Consumer — other	79	96	92	7	(1)

Total recoveries	685	1,012	804	843	1,306

Net loans charged-off	1,644	1,453	1,922	1,733	2,664
Provision for loan losses	3,420	4,650	4,619	2,268	3,927

Allowance for loan losses, end of period	$23,163	$21,387	$18,190	$15,493	$14,958

Credit quality discount on acquired loans	—	518	810	1,375	—
Total allowances for loan losses, end of year	$23,163	$21,905	$19,000	$16,868	$14,958

Net loans charged-off as a percent of average total loans	0.11%	0.11%	0.16%	0.16%	0.27%
Allowance for loan losses as a percent of total loans	1.46%	1.49%	1.40%	1.31%	1.45%
Allowance for loan losses as a percent of nonperforming loans	659.16%	695.06%	603.32%	351.00%	409.36%
Total allowances for loan losses as a percent of total loans (including credit quality discount)	1.46%	1.53%	1.46%	1.42%	1.45%
Total allowance for loan losses as a percent of nonperforming loans (including credit quality discount)	659.16%	711.89%	630.18%	382.15%	409.36%
Net loans charged-off as a percent of allowance for loan losses	7.10%	6.79%	10.57%	11.19%	17.81%
Recoveries as a percent of charge-offs	29.41%	41.05%	29.49%	32.73%	32.90%

      The allowance for loan losses is allocated to various loan categories as part of the Bank’s process of evaluating the adequacy of the allowance for loan losses. Allocated allowances increased by approximately $3.2 million to $20.2 million at December 31, 2003 with increases shown in each of the various loan categories except consumer — installment, which exhibited a decrease. Increased amounts of allowance allocated to three major portfolio components: commercial & industrial, real estate — commercial, and real estate — residential represented approximately 95% of the total increase in allocated allowances from December 31, 2002.

      The increase in the amount of allowance allocated to the commercial & industrial portfolio component is attributed to the combined impact of portfolio growth and the re-categorization of certain loans. Certain loans have been re-categorized based upon the results of loan reviews conducted both internally and by third party loan review consultants. Loans that have been re-categorized in a manner requiring increased amounts of allowance to be allocated represented approximately 12.1% of balances outstanding in this category at December 31, 2003.

      The increase in the amount of allowance allocated to the real estate — commercial portfolio component is attributed to the combination of growth of portfolio balances and the re-categorization of certain loans. Balances outstanding in this loan category at December 31, 2003 increased by 10.5% compared to balances outstanding at December 31, 2002. Certain loans in this subset of the loan portfolio also have been re-categorized based upon the results of loan reviews conducted both internally and by third party loan review consultants. Loans that have been re-categorized in a manner requiring increased amounts of allowance to be allocated represented approximately 4.3% of balances outstanding in this loan category at December 31, 2003.

      The increase in the amount of allowance allocated to the real estate — residential portfolio component is a direct result of growth in the residential mortgage and home equity subsets of this component of the loan portfolio. Outstanding balances at December 31, 2003 in each of these subcategories grew by 15.7% and 28.5%, respectively, and by 18.5% combined as a whole, from December 31, 2002.

      The decrease in the amount of allowance allocated to the consumer — installment portfolio segment reflects lower loan volume in the indirect automobile financing subset of the loan types that compose this segment.

      The following table summarizes the allocation of the allowance for loan losses for the years indicated:

Table 7 — Summary of Allocation of Allowance for Loan Losses

	At December 31,

	2003		2002			2001			2000			1999

		Percent of			Percent of			Percent of			Percent of		Percent of
		Loans In			Loans In			Loans In			Loans In		Loans In
		Category		Credit	Category		Credit	Category		Credit	Category		Category
	Allowance	To Total	Allowance	Quality	To Total	Allowance	Quality	To Total	Allowance	Quality	To Total	Allowance	To Total
	Amount	Loans	Amount	Discount	Loans	Amount	Discount	Loans	Amount	Discount	Loans	Amount	Loans

	(Dollars In thousands)
Allocated Allowance:
Commercial & Industrial	$4,653	10.8%	$3,435	$10	10.6%	$3,036	$27	11.6%	$2,807	$52	11.3%	$2,634	12.3%
Real Estate — Commercial	9,604	35.7%	7,906	419	35.7%	6,751	634	35.7%	6,850	1,095	37.3%	5,504	31.3%
Real Estate — Construction	1,389	5.4%	1,196	—	4.1%	1,140	—	3.6%	581	5	3.8%	306	3.7%
Real Estate — Residential	802	20.6%	649	63	19.7%	602	105	17.6%	380	161	13.7%	376	15.3%
Consumer — Installment	2,821	19.1%	3,008	22	22.6%	2,894	38	25.0%	1,730	55	27.5%	2,615	31.8%
Consumer — Other	906	8.4%	765	4	7.3%	727	6	6.5%	574	7	6.4%	538	5.6%
Imprecision Allowance	2,988	NA	4,428	—	NA	3,040	—	NA	2,571	—	NA	2,985	NA

Total Allowance for Loan Losses	$23,163	100.0%	$21,387	$518	100.0%	$18,190	$810	100.0%	$15,493	$1,375	100.0%	$14,958	100.0%

      Allocated allowance for loan losses are determined using both a formula-based approach applied to groups of loans and an analysis of certain individual loans for impairment.

      The formula-based approach evaluates groups of loans to determine the allocation appropriate within each portfolio segment. Individual loans within the commercial & industrial, real estate — commercial and real estate — construction loan portfolio segments are assigned internal risk ratings to group them with other loans possessing similar risk characteristics. The level of allowance allocable to each group of risk-rated loans is then determined by management applying a loss factor that estimates the amount of probable loss inherent in each category. The assigned loss factor for each risk rating is a formula-based assessment of historical loss data, portfolio characteristics, economic trends, overall market conditions, past experience and management’s analysis of considerations of probable loan loss based on these factors.

      A similar formula-based approach, using a point-in-time credit grade distribution, was developed for the consumer — installment segment of the loan portfolio. This method was developed in response both to the significance of the balance and the seasoning of this segment of the portfolio which has allowed for a more analytical overview of its inherent risk characteristics. This method has been combined with subjective factors, which reflect changing environmental conditions in the consumer — installment loan market. The result of this analytical combined approach provided an allowance allocation for installment loans of $2.8 million at December 31, 2003, compared with $3.0 million at December 31, 2002.

      Allocations for residential real estate and other consumer loan categories are principally determined by applying loss factors that represent management’s estimate of probable or expected losses inherent in those categories. In each segment, inherent losses are estimated, based on a formula-based assessment of historical loss data, portfolio characteristics, economic trends, overall market conditions, past loan loss experience and management’s considerations of probable loan loss based on these factors.

      The other method used to allocate the allowances for loan losses entails the assignment of allowance amounts to individual loans on the basis of loan impairment. Certain loans are evaluated individually and are judged to be impaired when management believes it is probable that the Bank will not collect all of the contractual interest and principal payments as scheduled in the loan agreement. Under this method, loans are selected for evaluation based on a change in internal risk rating, occurrence of delinquency, loan classification or non-accrual status. A specific allowance amount is allocated to an individual loan when such loan has been deemed impaired and when the amount of a probable loss is able to be estimated on the basis of: (a.) fair value of collateral, (b.) present value of anticipated future cash flows or (c.) the loan’s observable fair market price. Loans with a specific allowance and the amount of such allowance totaled $903,000 and $450,000, respectively at December 31, 2003 and $848,000 and $346,000, respectively, at December 31, 2002.

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

      Due to the imprecise nature of the loan loss estimation process and ever changing conditions, these risk attributes may not be adequately captured in data related to the formula-based loan loss components used to determine allocations in the Bank’s analysis of the adequacy of the allowance for loan losses. Management, therefore, has established and maintains a non-specific allowance for loan losses. The amount of this measurement imprecision allocation was $3.0 million at December 31, 2003, compared to $4.4 million at December 31, 2002.

      Management decreased the measurement imprecision allocation primarily based on its assessment of the effects of changing economic conditions in the United States on borrowers in its loan portfolio. Through the fiscal year-ending December 31, 2003, the general state of the U.S. economy has exhibited signs of improvement following a period of well publicized weakness in 2001 and 2002, including a contraction in gross domestic product (GDP) and rising rates of unemployment. National economic conditions notwithstanding, the credit quality of the Bank’s loan portfolio has remained stable and the incidence of default within the portfolio has not increased substantially through the year-ended December 31, 2003. Management, nonetheless, has maintained an allocation for measurement imprecision of $3.0 million at December 31, 2003. This amount has been decreased by $1.4 million from a $4.4 million allocation for measurement imprecision at December 31, 2002.

      As of December 31, 2003, the allowance for loan losses totaled $23.2 million as compared to $21.4 million at December 31, 2002. Based on the processes described above, management believes that the level of the allowance for possible loan losses at December 31, 2003 is adequate. The “credit quality discount” was $0 and $0.5 million at December 31, 2003 and 2002, respectively.

      Securities Portfolio The Company’s securities portfolio consists of trading assets, securities available for sale, securities which management intends to hold until maturity, and Federal Home Loan Bank (“FHLB”) stock. Equity securities held for the purpose of funding Rabbi Trust obligations (see Note 12; Employee Benefits, of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data) are classified as trading assets. Trading assets are recorded at fair value with changes in fair value recorded in earnings. Trading assets at December 31, 2003 and 2002 were $1.2 million and $1.1 million, respectively.

      Securities which management intends to hold until maturity consist of U.S. Treasury and U.S. Government Agency obligations, mortgage-backed securities, state, county and municipal securities and corporate debt securities. Securities held to maturity as of December 31, 2003 are carried at their amortized cost of $121.9 million and exclude gross unrealized gains of $5.9 million and gross unrealized losses of $473,000. A year earlier, securities held to maturity totaled $149.1 million excluding gross unrealized gains of $4.5 million and gross unrealized losses of $1.0 million. In the third quarter of 2002, after recognizing a securities impairment charge of $2.5 million, net of tax, due to a significant deterioration of the credit worthiness of WorldCom, Inc. the Company reclassified its investment in bonds issued by WorldCom, Inc. to the available for sale portfolio. See the discussion below for impact upon sale of the security from the available for sale portfolio.

      Securities available for sale consist of certain mortgage-backed securities, including collateralized mortgage obligations, and U.S. Government Agency obligations and state, county and municipal securities. These securities are carried at fair value and unrealized gains and losses, net of applicable income taxes, are recognized as a separate component of stockholders’ equity. The fair value of securities available for sale at December 31, 2003 totaled $527.5 million and pre-tax net unrealized gains totaled $3.3 million. A year earlier, securities available for sale were $501.8 million with pre-tax net unrealized gains of $18.9 million. In 2003, the Company recognized $2.6 million of net gains on the sale of available for sale securities. In 2002, after recognizing a securities impairment charge of $2.5 million, net of tax, due to a significant deterioration of the credit worthiness of WorldCom, Inc. the Company reclassified its investment in bonds issued by WorldCom, Inc. to the available for sale portfolio. Upon reclassification of the bonds issued by WorldCom Inc. to the available for sale portfolio, the Company sold the investment and realized a gross loss of $38,000 in 2002. In 2001 gross gains of, $1.4 million were recognized on the sale of available for sale securities.

      The following table sets forth the amortized cost and percentage distribution of securities held to maturity at the dates indicated.

Table 8 — Amortized Cost of Securities Held to Maturity

	At December 31,

	2003		2002		2001

	Amount	Percent	Amount	Percent	Amount	Percent

	(Dollars in thousands)
U.S. Treasury and Government Agency Securities	$—	0.0%	$1,496	1.0%	$999	0.7%
Mortgage-Backed Securities	13,156	10.8%	26,672	17.9%	—	0.0%
State, County and Municipal Securities	47,266	38.8%	54,243	36.4%	54,268	40.9%
Other Investment Securities	61,472	50.4%	66,660	44.7%	77,487	58.4%

Total	$121,894	100.0%	$149,071	100.0%	$132,754	100.0%

      The following table sets forth the fair value and percentage distribution of securities available for sale at the dates indicated.

Table 9 — Fair Value of Securities Available for Sale

	At December 31,

	2003		2002		2001

	Amount	Percent	Amount	Percent	Amount	Percent

	(Dollars in thousands)
U.S. Treasury and Government Agency Securities	$146,576	27.8%	$188,966	37.7%	$79,739	14.0%
Mortgage-Backed Securities	181,983	34.5%	189,275	37.7%	304,171	53.4%
Collateralized Mortgage Obligations	178,000	33.7%	123,587	24.6%	185,378	32.6%
State, County and Municipal Securities	20,948	4.0%	—	0.0%	—	0.0%

Total	$527,507	100.0%	$501,828	100.0%	$569,288	100.0%

      The following two tables set forth contractual maturities of the Bank’s securities portfolio at December 31, 2003.

Table 10 — Amortized Cost of Securities Held to Maturity

Amounts Maturing

			Weighted			Weighted			Weighted			Weighted			Weighted
	Within	% of	Average	One Year to	% of	Average	Five Years	% of	Average	Over Ten	% of	Average		% of	Average
	One Year	Total	Yield	Five Years	Total	Yield	to Ten Years	Total	Yield	Years	Total	Yield	Total	Total	Yield

	(Dollars in thousands)
U.S. Treasury and Government Agency Securities	$—	0.0%	—	—	0.0%	—	—	0.0%	—	—	0.0%	—	$—	0.0%	0.0%
Mortgage Backed Securities	—	0.0%	—	—	0.0%	—	—	0.0%	—	13,156	10.8%	5.5%	13,156	10.8%	5.5%
Collateralized Mortgage Obligations	—	0.0%	—	—	0.0%	—	—	0.0%	—	—	0.0%	—	—	0.0%	0.0%
Municipal Securities	38	0.1%	5.0%	127	0.1%	5.0%	9,916	8.1%	4.1%	37,185	30.5%	5.0%	47,266	38.8%	4.8%
Other Investments	5,029	4.1%	6.0%	—	0.0%	—	—	0.0%	—	56,443	46.3%	7.5%	61,472	50.4%	7.4%

Total	$5,067	4.2%	6.0%	$127	0.1%	5.0%	$9,916	8.1%	4.1%	$106,784	87.6%	6.4%	$121,894	100.0%	6.2%

Table 11 — Fair Value of Securities Available for Sale

Amounts Maturing

			Weighed			Weighed			Weighed			Weighed			Weighed
	Within	% of	Average	One Year to	% of	Average	Five Years	% of	Average	Over Ten	% of	Average		% of	Average
	One Year	Total	Yield	Five Years	Total	Yield	to Ten Years	Total	Yield	Years	Total	Yield	Total	Total	Yield

	(Dollars in thousands)
U.S. Treasury and Government Agency Securities	$25,414	4.8%	3.8%	$107,347	20.3%	3.5%	$10,647	2.0%	7.9%	$3,168	0.6%	8.0%	$146,576	27.7%	4.0%
Mortgage Backed Securities	—	0.0%	—	2,526	0.5%	7.2%	43,642	8.3%	4.7%	135,815	25.7%	5.6%	181,983	34.5%	5.4%
Collateralized Mortgage Obligations	—	0.0%	—	—	0.0%	—	427	0.1%	6.4%	177,573	33.7%	4.0%	178,000	33.8%	4.0%
Municipal Securities	1,000	0.2%	1.8%	—	0.0%	—	19,948	3.8%	3.1%	—	0.0%	—	20,948	4.0%	3.0%

Total	$26,414	5.0%	3.7%	$109,873	20.8%	3.6%	$74,664	14.2%	4.7%	$316,556	60.0%	4.7%	$527,507	100.0%	4.4%

      At December 31, 2003 and 2002, the Bank had no investments in obligations of individual states, counties or municipalities which exceeded 10% of stockholders’ equity. In addition, there were no sales of state, county or municipal securities in 2003 or 2002.

      Bank Owned Life Insurance In 1998, the Bank purchased $30.0 million of Bank Owned Life Insurance (“BOLI”). The Bank purchased these policies for the purpose of protecting itself against the cost/loss due to the death of key employees and to offset the Bank’s future obligations to its employees under its retirement and benefit plans. During 2003, certain split dollar life policies with shared ownership between the Bank and certain executives were transferred to the Bank for 100% ownership in response to new legislation that considers any payments by a Company to a split dollar life policy to be a prohibited loan (see Note 12, Employee Benefits, of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplemental Data). These insurance policies of $1.5 million, are now included within the Bank’s BOLI portfolio and will be used to fund future obligations to its employees under its retirement and benefits plan. The value of this life insurance was $40.5 million and $37.1 million at December 31, 2003 and 2002, respectively. The Bank recorded income from Bank Owned Life Insurance of $1.9 million, in both 2003 and 2002 and $1.8 million in 2001.

      Deposits The Bank’s branch system consists of 52 locations, of which 49 are full-service branches. Each full-service branch operates as a retail sales and services outlet offering a complete line of deposit and loan products. As of December 31, 2003, deposits of $1.8 billion were $94.6 million, or 5.6%, higher than the prior year-end. Core deposits increased by $117.7 million, or 9.7%, particularly in the relationship deposit categories. The time deposits category was intentionally managed downward by $23.1 million, or 4.9%, to $451.5 million at December 31, 2003.

      The following table sets forth the average balances of the Bank’s deposits for the periods indicated.

Table 12 — Average Balances of Deposits

	2003		2002		2001

	Amount	Percent	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Demand Deposits	$428,396	24.7%	$398,901	24.2%	$348,431	22.8%
Savings and Interest Checking	494,498	28.5%	426,104	25.9%	377,250	24.7%
Money Market and Super Interest Checking Accounts	350,118	20.2%	322,539	19.6%	232,568	15.3%
Time Deposits	462,453	26.6%	499,475	30.3%	567,189	37.2%

Total	$1,735,465	100.0%	$1,647,019	100.0%	$1,525,438	100.0%

      The Bank’s time certificates of deposit of $100,000 or more totaled $118.6 million at December 31, 2003. The maturity of these certificates are as follows:

Table 13 — Maturities of Time Certificate of Deposits Over $100,000

	Balance	Percentage

	(In millions)
1 to 3 months	$50.9	42.9%
4 to 6 months	37.7	31.8%
7 to 12 months	13.8	11.6%
Over 12 months	16.2	13.7%

Total	$118.6	100.0%

      Borrowings The Bank’s borrowings amounted to $415.4 million at December 31, 2003, an increase of $53.2 million from year-end 2002. At December 31, 2003, the Bank’s borrowings consisted primarily of FHLB advances totaling $371.1 million, an increase of $73.5 million from the prior year-end. The remaining borrowings consisted of federal funds purchased, assets sold under repurchase agreements and treasury tax and loan notes. These borrowings totaled $44.2 million at December 31, 2003, a decrease of $20.3 million from the prior year-end. See Note 8 of the Notes to Consolidated Financial Statements included in Item 8 hereof for schedule of borrowings outstanding and their interest rates and other information related to the Company’s borrowings.

      Corporation-Obligated Mandatorily Redeemable Trust Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures of the Corporation In 1997, 2000, 2001, and 2002 the Company formed Independent Capital Trust I (“Trust I”), Independent Capital Trust II (“Trust II”), Independent Capital Trust III (“Trust III”) and Independent Capital Trust IV (“Trust IV”), respectively, for the purpose of issuing trust preferred securities and investing the proceeds of the sale of these securities in junior subordinated debentures issued by the Company. Under regulatory capital requirements, trust preferred securities, within certain limitations, qualify as Tier I and Tier II capital. The Company raised capital through Trust I and Trust II as support for asset growth. More specifically, the funds raised through the Trust II issuance were used as capital support for the FleetBoston Financial branch acquisition. In addition, given the low interest rate environment at the end of 2001, the Company issued trust preferred securities through Trust III, the proceeds of which were used to redeem in full on January 31, 2002, the higher rate securities issued through Trust II. As the low interest rate environment continued into 2002, the Company issued trust preferred securities through Trust IV on April 12, 2002, the proceeds of which were used to redeem in full on May 20, 2002, the higher rate securities issued through Trust I. Therefore, Trust I and II were liquidated in 2002. The remaining issuance costs related to the issuance of Trust I and Trust II of $1.5 million, net of tax, were written-off as a direct charge to equity. The refinancing of the Trust Preferred Security issuances reduced the Company’s annual pre-tax minority interest expense by $1.6 million in 2003 as compared to 2002.

      The interest expense associated with the trust preferred securities is reported as Minority Interest Expense on the Consolidated Statements of Income. Trust Preferred Securities totaled $47.9 million at December 31, 2003 and $47.8 million at December 31, 2002 and are reported as Corporation-Obligated Mandatorily Redeemable Trust Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures of the Corporation in the Consolidated Balance Sheets. Minority Interest Expense was $4.4 million, $5.0 million and $5.7 million for 2003, 2002 and 2001, respectively.

      In December 2003, the Financial Accounting Standards Board (“FASB”) issued guidance (revised FASB Interpretation (“FIN”) No. 46) which in part specifically addresses limited purpose trusts formed to issue trust preferred securities. The guidance will require the Company to deconsolidate its investment in Capital Trust III and IV as of March 31, 2004. Deconsolidating these entities will result in the Company classifying its obligation to the trusts, its junior subordinated debentures, as debt. Currently, the obligation recognized is that to the owners of the trust preferred securities and is recorded on the mezzanine section of the balance sheet, between liabilities and equity, as Corporation-Obligated Mandatorily Redeemable Trust Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures of the Corporation. Additionally, the interest expense related to these debentures and the amortization of the issuance costs will no longer be classified as minority interest, it will then be recorded as a component of net interest margin. As a result of this reclassification there will be no impact to net income.

      Investment Management As of December 31, 2003, the Rockland Trust Investment Management Group maintained approximately 1,292 trust/fiduciary/agency accounts, with an aggregate fair value of $481.8 million. At December 31, 2002, there were approximately 1,411 trust/fiduciary/agency accounts, with an aggregate fair value of $433.8 million. Income from trust activities is reported on an accrual basis. Income from the Investment Management Group amounted to $3.8 million, $4.6 million, and $4.0 million for 2003, 2002, and 2001, respectively.

      In 1999, the Bank entered into an agreement with Independent Financial Market Group (IFMG), a Sun Life Financial Company for the sale of mutual fund shares, unit investment trust shares, interests in direct participation programs, similar non-insurance investment products, and general securities brokerage services. IFMG Securities Incorporated has placed their registered representatives on-site to sell these services to our customer base. Total commissions earned by the bank in 2003 and 2002 were $0.6 million and $0.4 million in 2001.

RESULTS OF OPERATIONS

      Summary of Results of Operations Net income was $26.4 million for the year ended December 31, 2003, compared to $25.1 million for the year ended December 31, 2002. Diluted earnings per share were $1.79 and $1.61 for the years ended 2003 and 2002, respectively.

      In 2003 the Company realized $1.7 million of security gains, net of tax, prepayment penalties on borrowings of $1.3 million, net of tax, and a net REIT settlement/expense of $2.0 million. The Company did not realize any net security gains/losses in 2002. The Company did recognize an impairment charge on a WorldCom bond, (following the announcement of fraud at WorldCom Inc.), in 2002 of $2.5 million, net of tax.

      Return on average assets and return on average equity was 1.11% and 15.89%, respectively, for the year ending December 31, 2003 as compared to 1.12% and 17.26%, respectively, for the year ending December 31, 2002. Equity to assets was 7.05% as of December 31, 2003 compared to 7.06% for the same period last year.

      Net Interest Income The amount of net interest income is affected by changes in interest rates and by the volume, mix, and interest rate sensitivity of interest-earning assets and interest-bearing liabilities.

      On a fully tax-equivalent basis, net interest income was $97.6 million in 2003, a 4.0% decrease from 2002 net interest income of $101.6 million. The decrease in net interest income in 2003 compared with that of 2002 was primarily the result of contraction in the interest rate spread (the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities) from 4.32% in 2002 to 3.98% in 2003. However, the impact of contraction of the interest rate spread was partly mitigated with growth in interest earning assets of $137.2 million in 2003 to $2.2 billion from fiscal year ending December 31, 2002. The yield on earning assets was 5.87% in 2003, compared with 6.84% in 2002. The average balance of securities decreased by $9.3 million, or 1.3%, as compared with the prior year. The average balance of loans increased by $167.3 million, or 12.4%, and the yield on loans decreased by 101 basis points to 6.34% in 2003, compared to 7.35% in 2002. This decrease in loan yield was due to decreases that occurred in market interest rates throughout 2002 and early 2003. During 2003, the average balance of interest-bearing liabilities increased by $98.8 million, or 6.1%, over 2002 average balances. The average cost of these liabilities, or cost of funds, decreased to 1.89% compared to 2.52% in 2002. The decrease in cost of funds is attributable to lower prevailing market rates and a lower cost of funding mix. Increases in demand deposits and relatively low yielding deposit categories allowed the Bank to manage down its level of more expensive time deposits.

      The following table presents the Company’s average balances, net interest income, interest rate spread, and net interest margin for 2003, 2002, and 2001. Non-taxable income from loans and securities is presented on a fully tax-equivalent basis whereby tax-exempt income is adjusted upward by an amount equivalent to the prevailing federal income taxes that would have been paid if the income had been fully taxable.

Table 14 — Average Balance, Interest Earned/Paid & Average Yields

	Years Ended December 31,

	2003			2002			2001

		Interest			Interest			Interest
	Average	Earned/	Average	Average	Earned/	Average	Average	Earned/	Average
	Balance	Paid	Yield	Balance	Paid	Yield	Balance	Paid	Yield

	(Dollars in thousands)
Interest-earning assets:
Federal funds sold and assets purchased under resale agreement	$34	$—	—	$20,692	$378	1.83%	$15,845	$679	4.29%
Trading Assets	1,116	36	3.23%	1,115	26	2.33%	451	7	1.55%
Taxable Securities	639,361	29,724	4.65%	658,272	39,191	5.95%	602,109	40,823	6.78%
Non-taxable Securities(1)	64,967	4,416	6.80%	55,396	3,884	7.01%	41,561	3,152	7.58%
Loans(1)	1,512,997	95,994	6.34%	1,345,720	98,950	7.35%	1,237,230	101,722	8.22%

Total Interest-Earning Assets	$2,218,475	$130,170	5.87%	$2,081,195	$142,429	6.84%	$1,897,196	$146,383	7.72%

Cash and Due from Banks	64,529			59,631			62,240
Other Assets	100,618			102,075			105,454

Total Assets	$2,383,622			$2,242,901			$2,064,890

Interest-bearing liabilities:
Savings and Interest Checking accounts	$494,498	$2,302	0.47%	$426,104	$2,994	0.70%	$377,250	$4,598	1.22%
Money Market & Super Interest Checking accounts	350,118	4,278	1.22%	322,539	5,594	1.73%	232,568	6,022	2.59%
Time Deposits	462,453	11,222	2.43%	499,475	16,281	3.26%	567,189	27,930	4.92%
Federal funds purchased and assets sold under repurchase agreements	51,803	482	0.93%	68,796	795	1.16%	71,828	2,122	2.95%
Treasury Tax and Loan Notes	2,764	13	0.47%	4,267	44	1.03%	4,486	123	2.73%
Federal Home Loan Bank borrowings	356,152	14,236	4.00%	297,813	15,086	5.07%	260,663	13,683	5.25%

Total Interest-Bearing Liabilities	$1,717,788	$32,533	1.89%	$1,618,994	$40,794	2.52%	$1,513,984	$54,478	3.60%

Demand Deposits	428,396			398,901			348,431
Company-Obligated Mandatorily Redeemable Securities of Subsidiary Holding Solely Parent Company Debentures	47,814			53,608			52,739
Other Liabilities	23,256			26,182			23,172

Total Liabilities	$2,217,254			$2,097,685			$1,938,326
Stockholders’ Equity	166,368			145,216			126,564

Total Liabilities and Stockholders’ Equity	$2,383,622			$2,242,901			$2,064,890

Net Interest Income(1)		$97,637			$101,635			$91,905

Interest Rate Spread(2)			3.98%			4.32%			4.12%

Net Interest Margin(2)			4.40%			4.88%			4.84%

(1)	The total amount of adjustment to present interest income and yield on a fully tax-equivalent basis is $1,864, $1,604 and $1,314 in 2003, 2002 and 2001, respectively.

(2)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average costs of interest-bearing liabilities. Net interest margin represents net interest income as a percent of average interest-earning assets.

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

Table 15 — Volume Rate Analysis

	Year Ended December 31,

	2003 Compared To 2002				2002 Compared To 2001				2001 Compared To 2000

			Change				Change				Change
	Change	Change	Due to		Change	Change	Due to		Change	Change	Due to
	Due to	Due to	Volume/	Total	Due to	Due to	Volume/	Total	Due to	Due to	Volume/	Total
	Rate	Volume	Rate	Change	Rate	Volume	Rate	Change	Rate	Volume	Rate	Change

	(In thousands)
Income on interest-earning assets:
Federal funds sold and assets purchased under resale agreement	$(378)	$(378)	$378	$(378)	$(390)	$208	$(119)	$(301)	$(192)	$298	$(87)	$19
Trading assets	10	—	—	10	4	10	5	19	1	—	—	1
Taxable securities	(8,588)	(1,126)	247	(9,467)	(4,976)	3,808	(464)	(1,632)	(1,747)	10,488	(562)	8,179
Non-taxable securities(1)	(119)	671	(20)	532	(238)	1,049	(79)	732	12	88	0	100
Loans(2)	(13,569)	12,300	(1,687)	(2,956)	(10,749)	8,920	(943)	(2,772)	(3,016)	12,802	(418)	9,368

Total	$(22,644)	$11,467	$(1,082)	$(12,259)	$(16,349)	$13,995	$(1,600)	$(3,954)	$(4,942)	$23,676	$(1,067)	$17,667

Expense of interest-bearing liabilities:
Savings and Interest Checking accounts	$(1,011)	$481	$(162)	$(692)	$(1,947)	$595	$(252)	$(1,604)	$(2,089)	$1,153	$(406)	$(1,342)
Money Market and Super Interest Checking account	(1,653)	478	(141)	(1,316)	(1,988)	2,329	(769)	(428)	599	1,838	340	2,777
Time deposits	(4,161)	(1,207)	309	(5,059)	(9,441)	(3,334)	1,126	(11,649)	(3,353)	2,928	(342)	(767)
Federal funds purchased and assets sold under repurchase agreements	(155)	(196)	38	(313)	(1,292)	(90)	55	(1,327)	(2,401)	(1,600)	710	(3,291)
Treasury tax and loan notes	(24)	(15)	8	(31)	(77)	(6)	4	(79)	(79)	(23)	9	(93)
Federal Home Loan Bank borrowings	(3,180)	2,955	(625)	(850)	(480)	1,950	(67)	1,403	(1,601)	3,901	(525)	1,775

Total	$(10,184)	$2,496	$(573)	$(8,261)	$(15,225)	$1,444	$97	$(13,684)	$(8,924)	$8,197	$(214)	$(941)

Change in net interest income	$(12,460)	$8,971	$(509)	$(3,998)	$(1,124)	$12,551	$(1,697)	$9,730	$3,982	$15,479	$(853)	$18,608

(1)	The total amount of adjustment to present interest income and yield on a fully tax-equivalent basis is $1,864, $1,604 and $1,314 in 2003, 2002 and 2001, respectively.

(2)	Loans include portfolio loans, loans held for sale and nonaccrual loans, but unpaid interest on nonperforming loans has not been included for purposes of determining interest income.

      Net interest income on a fully tax-equivalent basis decreased by $4.0 million in 2003 compared to 2002. Interest income on a fully tax-equivalent basis decreased by $12.3 million, or 8.6%, to $130.2 million in 2003 as compared to the prior year-end. Interest income from taxable securities decreased by $9.5 million, or 24.2%, to $29.7 million in 2003 as compared to the prior year mainly attributable to the lower rate environment and a smaller taxable securities portfolio on average in 2003. Interest earned on loans decreased by $3.0 million, or 3.0%, reflecting a decrease in the average yield on loans to 6.34% in 2003 from 7.35% in 2002. The decrease in interest earned on loans was mitigated significantly by increased loan balances on average of $167.3 million in 2003.

      Interest expense for the year ended December 31, 2003 decreased to $32.5 million from the $40.8 million recorded in 2002, a decrease of $8.3 million, or 20.2%, due to a decrease in the average rate paid on deposits and borrowings. Average borrowings increased by $39.8 million, or 10.7% from the 2002 average balance. Despite the increase in average balances, the interest expense on borrowings decreased $1.2 million primarily attributable to the low rate environment. Average interest-bearing deposits increased $59.0 million, or 4.7% over prior year, however, the cost of deposits decreased by $7.1 million, or 28.4%, to $17.8 million attributable to both the low rate environment and the intentional change in deposit mix.

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

      The provision for loan losses decreased in 2003 to $3.4 million, compared with $4.7 million in 2002. For the year ended December 31, 2003, net loan charge-offs totaled $1.6 million, an increase of $0.1 million from the prior year. As of December 31, 2003, the allowance for loan losses represented 1.46% of loans, as compared to 1.49% at December 31, 2002. The allowance for loan losses at December 31, 2003 was 659.16% of nonperforming loans, as compared to 695.06% at the prior year-end. As of December 31, 2003, the total allowance for loan losses (including the “credit quality discount” described previously in the discussion for Allowance for Loan Losses of $0.5 million at December 31, 2002) represented 1.46% of loans, as compared to 1.53% at December 31, 2002. The total allowance for loan losses (including the “credit quality discount” in 2002) at December 31, 2003 represented 695.16% of nonperforming loans, as compared to 711.89% at the prior year-end.

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

      Non-Interest Income The following table sets forth information regarding non-interest income for the periods shown.

Table 16 — Non-Interest Income

Years Ended December 31,	2003	2002	2001

	(In thousands)
Service charges on deposit accounts	$11,409	$10,013	$8,823
Investment management and mutual fund income	4,340	5,253	4,423
Mortgage banking income	4,451	3,088	1,931
Bank owned life insurance	1,862	1,862	1,807
Net gain on sale of securities	2,629	—	1,428
Other non-interest income	3,103	2,428	2,348

Total	$27,794	$22,644	$20,760

      Non-interest income, which is generated by deposit account service charges, investment management services, mortgage banking activities, and miscellaneous other sources, amounted to $27.8 million in 2003, a $5.2 million, or 22.7%, increase over the prior year-end. Service charges on deposit accounts, which represented 41.0% of total non-interest income in 2003, increased from $10.0 million in 2002 to $11.4 million in 2003, representing growth in core deposits and lower earnings credit rates. Investment management and mutual fund income revenue decreased by 17.4% to $4.3 million compared to $5.3 million in 2002, due to the general performance of the equities market over the past few years shifting customers’ bias towards fixed income products which generate lower fees, as well as higher estate and trust distribution fees in the quarter ending March 31, 2002.

      Mortgage banking income, $4.5 million in 2003, increased 44.1% over 2002 income of $3.1 million. This increase is due to the refinancing boom that was at its strongest during the first half of 2003. The Bank’s mortgage banking revenue consists primarily of net servicing income and gains and losses on the sale of loans which includes application fees and origination fees on sold loans. Residential mortgage loans are originated as necessary to meet consumer demand. Sales of such loans in the secondary market occur to lend balance to the Bank’s interest rate sensitivity. Such sales generate gains or losses at the time of sale, produce future servicing income, and provide funds for additional lending and other purposes. Typically, loans are sold with the Bank retaining responsibility for collecting and remitting loan payments, inspecting properties, making certain insurance and tax payments on behalf of the borrowers and otherwise servicing the loans for which the Bank receives a fee. At December 31, 2003 the servicing asset was $3.2 million, which was 0.80% of the serviced loan portfolio. At December 31, 2002 the servicing asset was $2.0 million, which was 0.58% of the serviced loan portfolio.

      Security gains were $2.6 million for the twelve months ended December 31, 2003. In an effort to improve the Company’s overall interest rate risk position as well as improve the net interest margin, the Company prepaid $31.5 million of fixed, high rate borrowings and sold $20.0 million of investment securities during the second quarter of 2003. The prepayment penalty on the borrowings totaled $1.9 million and is recorded in non-interest expense, while the gain on the sale of the securities was $2.0 million. Other non-interest income increased by $675,000 for the twelve months ended December 31, 2003, respectively, mainly due to prepayment penalties received on loan payoffs.

      Non-Interest Expense The following table sets forth information regarding non-interest expense for the periods shown.

Table 17 — Non-Interest Expense

Years Ended December 31,	2003	2002	2001

	(In thousands)
Salaries and employee benefits	$41,508	$39,561	$36,386
Occupancy and equipment	8,692	8,645	9,411
Data processing and facilities management	4,517	4,295	4,182
Advertising	1,985	1,894	1,598
Prepayment penalty on borrowings	1,941	—	—
Telephone	1,720	1,848	1,752
Consulting fees	1,637	1,939	1,246
Postage	1,034	998	1,045
Software maintenance	628	685	670
Debit card & ATM processing	546	519	530
Legal fees	534	537	535
Loss on CRA investments	392	996	101
Intangible asset amortization	—	—	2,832
Impairment charges	—	4,372	—
Other non-interest expense	8,693	9,336	8,241

Total	$73,827	$75,625	$68,529

      Non-interest expense decreased by $1.8 million, or 2.4%, during the year ended December 31, 2003 as compared to the same period last year. Non-interest expense, excluding the securities’ impairment charge taken in the second quarter of 2002 and the prepayment penalty on borrowings taken in the second quarter of 2003, increased by $633,000 or 0.9% for the year ended December 31, 2003, as compared to the same period in the prior year. Salaries and employee benefits increased by $1.9 million, or 4.9% for the year ended December 31, 2003, due to additions to staff needed to support continued growth, employees’ merit increases, and pension expense, offset by lower executive retirement costs. As previously disclosed, Rockland Trust is a member of the Financial Institutions Retirement Fund, a defined benefit pension plan. Management has been notified by the administrator that, primarily due to the poor performance of the equities markets over the last several years, a contribution of $1.7 million will be required for the plan year beginning July 1, 2003 and ending June 30, 2004. The Company has therefore paid $841,000 for pension expense during the second half of 2003. No pension expense was recorded in the comparative periods.

      Occupancy and equipment-related expense decreased $47,000, or 0.5%, for the twelve months ended December 31, 2003 due to assets being fully depreciated during the prior year. In 2003, the Company recorded a $393,000 loss, compared to $1.0 million in 2002, on an equity investment made for Community Reinvestment Act purposes. The remaining book value of the equity investment is $40,000.

      During the twelve months ending December 31, 2002, the Company recognized an impairment charge of $4.4 million, pre-tax, on an investment in corporate bonds issued by WorldCom, which is a significant factor in the decrease in non-interest expense when comparing this period to the twelve months ending December 31, 2003. As mentioned above the Company incurred a prepayment penalty on borrowings of $1.9 million in the second quarter of 2003 which is recorded in non-interest expense.

      Other non-interest expenses decreased $1.6 million or (8.4)%, for the twelve months ended December 31, 2003, mainly due to decreases in costs associated with a lower loss on a CRA equity investment, information technology consulting, office supplies, and executive recruitment.

      Minority Interest The Trust Preferred Securities are presented in the consolidated balance sheets of the Company entitled “Corporation-Obligated Mandatorily Redeemable Trust Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures of the Corporation”. The Company records distributions payable on the Trust Preferred Securities as minority interest expense in its consolidated statements of income. The minority interest expense was $4.4 million and $5.0 million for the years ended December 31, 2003 and 2002, respectively.

      The cost of issuance of the trust preferred securities are being netted against the outstanding balance of the securities and are amortized to minority interest over the life of the securities on a straight-line basis. Additional costs associated with issuance are added on a periodic basis. Upon the Company’s exercise of the call option on Trust I and Trust II, the remaining balances were written off net of tax as a direct charge to equity of $738,000 on January 31, 2002 and of $767,000 on May 20, 2002. The remaining unamortized issuance costs at December 31, 2003 were $1.1 million and $1.0 million for Trust III and IV, respectively. The unamortized issuance costs at December 31, 2002 were $1.2 million and $1.1 million, respectively. Amortization expense related to these issuance costs was $103,000 in 2003 and $92,000 in 2002.

      The Company unconditionally guarantees all Trust III and Trust IV obligations under the trust preferred securities.

      In December, the Company’s Board of Directors declared a cash dividend of $0.54 and $0.52 per share to stockholders of record of Trust III and Trust IV, respectively, as of the close of business on December 30, 2003. The dividend was paid on December 31, 2003.

      Income Taxes For the years ended December 31, 2003, 2002 and 2001 the Company recorded combined federal and state income tax provisions of $15.5 million, $12.3 million and $10.5 million respectively. These provisions reflect effective income tax rates of 37.0%, 32.9% and 32.2%, in 2003, 2002, and 2001, respectively, which are less than the Bank’s statutory tax rate of 41.8%. The lower effective income tax rates are attributable to certain non-taxable interest and dividends and certain tax efficiency strategies employed by the Company. In 2003, the Company recognized a $2.0 million charge, net of income tax benefits and applicable interest, directly to the provision for income taxes due to a settlement with the Massachusetts Department of Revenue (“DOR”) in connection to their retroactive change to Massachusetts tax law on the deductibility of Real Estate Investment Trust’s (“REIT”) dividend distributions to its parent Company. The Company’s effective rate for fiscal year 2003 excluding the $2.0 million settlement charge is 32.2%.

      The tax effects of all income and expense transactions are recognized by the Company in each year’s consolidated statements of income regardless of the year in which the transactions are reported for income tax purposes.

      Comparison of 2002 vs. 2001 The Company’s assets increased to $2.3 billion in 2002, an increase of $86.2 million, or 3.9%, from the $2.2 billion reported in 2001. Investment securities decreased by $51.2 million, or 7.1%, to $669.0 million at December 31, 2002 from $720.2 million a year earlier. Loans increased by $132.7 million, or 10.2%, during the twelve months ended December 31, 2002. At December 31, 2002, deposits of $1.7 billion were $107.1 million, or 6.8%, higher than the prior year-end. Core deposits increased $173.0 million, or 16.6%, and time deposits decreased $65.9 million, or 12.2%.

      Net income for 2002 was $25.1 million, or $1.61 per diluted share compared with net income of $22.1 million, or $1.53 per diluted share, reported for 2001. Return on average assets and return on average equity were 1.12% and 17.26%, respectively, for 2002 and 1.07% and 17.42%, respectively, for 2001.

      Net interest income on a fully tax-equivalent basis totaled $101.6 million in 2002, as compared with $91.9 million in 2001. Growth in net interest income in 2002 compared with that of 2001 was primarily the result of a 9.7% increase in average earning assets and a 108 basis point decrease in the average cost of interest bearing liabilities. The yield on earning assets was 6.84% in 2002 compared with 7.72% in 2001. The Company’s interest rate spread (the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities) increased by 20 basis points in 2002. This increase was due to a lower cost of funds, attributable to lower prevailing market rates and lower cost funding mix.

Increases in demand deposits and relatively low yielding deposit categories allowed the Bank to manage down its level of more expensive time deposits.

      The provision for loan losses was $4.7 million in 2002 compared to $4.6 million in 2001. The ratio of the allowance for loan losses to nonperforming loans at December 31, 2002 was 711.89% compared to 630.18% at December 31, 2001. Nonperforming loans represented 0.21% of gross loans at December 31, 2002 compared to 0.23% at December 31, 2001. Nonperforming assets were up $62,000 from December 31, 2001 to $3.1 million or 0.13% of total assets at December 31, 2002.

      Non-interest income, which is generated by deposit account service charges, investment management services, mortgage banking activities, and miscellaneous other sources, amounted to $22.6 million and $20.8 million for the years ended December 31, 2002 and 2001, respectively. Service charges on deposit accounts, which represented 44.2% of total non-interest income in 2002, increased from $8.8 million in 2001 to $10.0 million in 2002. Investment management revenue increased by 18.8% to $5.3 million compared to $4.4 million in 2002, primarily due to estate and trust distribution fees. Mortgage banking income, $3.1 million in 2002, increased 60.0% over 2001 income of $1.9 million. This increase was due to a declining interest rate environment, which stimulated refinancing activity.

      The Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangibles,” as of January 1, 2002. Upon adoption, the Company ceased amortization of goodwill, as defined at that time, of $0.8 million. In September 2002, the Company adopted, and retroactively applied to January 1, 2002, SFAS No. 147, “Acquisitions of Certain Financial Institutions.” Upon adoption, the previously defined balance of unidentifiable intangibles was reclassified to goodwill effective January 1, 2002. All 2002 unidentifiable intangible asset amortization expense recorded through September 30, 2002 was reversed and all future amortization was halted. The restated goodwill balance was $36.2 million. As a result of the adoption of SFAS No. 142 and SFAS No. 147, the Company did not record any goodwill amortization expense in 2002 as compared to $2.8 million recorded in 2001. Goodwill amortization is reported as a component of non-interest expense.

      The Company did not realize any net security gains/losses in 2002. The Company did recognize an impairment charge on a WorldCom bond, (following the announcement of fraud at WorldCom Inc.), in 2002 of $4.4 million, pre-tax, and net security gains on the sale of available for sale securities in 2001 of $1.4 million.

      For the year ended December 31, 2002 non-interest expense increased by $7.1 million, or 10.4% as compared to the same period in 2001. Non interest expense, excluding the securities impairment charge taken in the second quarter of 2002, increased $2.7 million, or 4.0% for the year ended December 31, 2002 as compared to the same period in the prior year.

      For the years ending December 31, 2002 and 2001 the Company recorded combined federal and state income tax provisions of $12.3 million and $10.5 million, respectively. These provisions reflect an effective income tax rate of 32.9% and 32.2% for 2002 and 2001, respectively, which are less than the Company’s combined statutory tax rate of 41.8%. The lower effective income tax rates were attributable to certain non-taxable interest and dividends and certain tax efficiency strategies employed by the Company.

      Risk Management The Company’s Board of Directors and executive management have identified seven significant “Risk Categories” consisting of credit, interest rate, liquidity, operations, compliance, reputation and strategic risk. The board of directors has approved a Risk Management Policy that addresses each category of risk. The chief executive officer, chief financial officer, the chief risk officer, the senior lending officers and other members of management provide regular reports to the board of directors that review the level of risk to limits established by the policy, the trend of risks (increasing, stable or decreasing) and any key risk issues and plans to address these issues.

      Asset/ Liability Management The Bank’s asset/liability management process monitors and manages, among other things, the interest rate sensitivity of the balance sheet, the composition of the securities portfolio, funding needs and sources, and the liquidity position. All of these factors, as well as projected asset growth, current and potential pricing actions, competitive influences, national monetary and fiscal policy, and the regional economic environment are considered in the asset/liability management process.

      The Asset/ Liability Management Committee (“ALCO”), whose members are comprised of the Bank’s senior management, develops procedures consistent with policies established by the Board of Directors, which monitor and coordinate the Bank’s interest rate sensitivity and the sources, uses, and pricing of funds. Interest rate sensitivity refers to the Bank’s exposure to fluctuations in interest rates and its effect on earnings. If assets and liabilities do not re-price simultaneously and in equal volume, the potential for interest rate exposure exists. It is management’s objective to maintain stability in the growth of net interest income through the maintenance of an appropriate mix of interest-earning assets and interest-bearing liabilities and, when necessary, within prudent limits, through the use of off-balance sheet hedging instruments such as interest rate swaps. The Committee employs simulation analyses in an attempt to quantify, evaluate, and manage the impact of changes in interest rates on the Bank’s net interest income. In addition, the Bank engages an independent consultant to render advice with respect to asset and liability management strategy.

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

      At December 31, 2003 the Company had swaps, designated as “cash flow” hedges, with total notional values of $50.0 million. The purpose of these swaps is to hedge the variability in the cash outflows of LIBOR based borrowings attributable to changes in interest rates. Under these swap agreements the Company pays a fixed rate of interest of 3.65% and receives a 3 month LIBOR rate of interest. These swaps had a negative fair value of $1.5 million at December 31, 2003. All changes in the fair value of the interest rate swaps are recorded, net of tax, through equity as other comprehensive income.

      To improve the Company’s asset sensitivity, the Company sold interest rate swaps hedged against loans during the year ending December 31, 2002 resulting in total deferred gains of $7.1 million. The deferred gain is classified in other comprehensive income, net of tax, as a component of equity. The interest rate swaps sold had total notional amounts of $225.0 million. These swaps were accounted for as cash flow hedges, and therefore, the deferred gains will be amortized into interest income over the remaining life of the hedged item, which range between two and five years. At December 31, 2003, there are $4.0 million gross, or $2.3 million, net of tax, of such deferred gains included in other comprehensive income.

      Additionally, the Company enters into commitments to fund residential mortgage loans with the intention of selling them in the secondary markets. The Company also enters into forward sales agreements for certain funded loans and loan commitments to protect against changes in interest rates. The Company records unfunded commitments and forward sales agreements at fair value with changes in fair value as a component of Mortgage Banking Income. At December 31, 2003 the Company had residential mortgage loan commitments with a fair value of $89,000 and forward sales agreements with a fair value of $2,000. At December 31, 2002 the Company had residential mortgage loan commitments with a fair value of $532,000 and forward sales agreements with a fair value of ($256,000). Changes in these fair values of ($184,000) and $234,000 for the years ending December 31, 2003 and 2002, respectively, are recorded as a component of mortgage banking income.

      Market Risk Market risk is the sensitivity of income to changes in interest rates, foreign exchange rates, commodity prices and other market-driven rates or prices. The Company has no trading operations and thus is only exposed to non-trading market risk.

      Interest-rate risk is the most significant non-credit risk to which the Company is exposed. Interest-rate risk is the sensitivity of income to changes in interest rates. Changes in interest rates, as well as fluctuations in the level and duration of assets and liabilities, affect net interest income, the Company’s primary source of revenue. Interest-rate risk arises directly from the Company’s core banking activities. In addition to directly impacting net interest income, changes in the level of interest rates can also affect the amount of loans originated, the timing of cash flows on loans and securities and the fair value of securities and derivatives as well as other affects.

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

      The Company quantifies its interest-rate exposures using net interest income simulation models, as well as simpler gap analysis, and Economic Value of Equity (EVE) analysis. Key assumptions in these simulation analyses relate to behavior of interest rates and behavior of the Company’s deposit and loan customers. The most material assumptions relate to the prepayment of mortgage assets (including mortgage loans and mortgage-backed securities) and the life and sensitivity of nonmaturity deposits (e.g. DDA, NOW, savings and money market). The risk of prepayment tends to increase when interest rates fall. Since future prepayment behavior of loan customers is uncertain, the resultant interest rate sensitivity of loan assets cannot be determined exactly.

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

      The Company’s policy on interest-rate risk simulation specifies that if interest rates were to shift gradually up or down 200 basis points, estimated net interest income for the subsequent 12 months should decline by less than 6%. Given the unusually low rate environments at December 31, 2003 and 2002, the Company assumed a 100 basis point decline in interest rates in addition to the normal 200 basis point increase in rates. The Company was well within policy limits at December 31, 2003 and 2002.

      The following table sets forth the estimated effects on the Company’s net interest income over a 12-month period following the indicated dates in the event of the indicated increases or decreases in market interest rates:

Table 18 — Interest Rate Sensitivity

	200 Basis Point	100 Basis Point
	Rate Increase	Rate Decrease

December 31, 2003	(2.37)%	0.82%
December 31, 2002	(1.03)%	(.20)%

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

      The most significant factors affecting market risk exposure of the Company’s net interest income during 2003 were (i) changes in the composition and prepayment speeds of mortgage assets and loans (ii) the shape of the U.S. Government securities and interest rate swap yield curve (iii) the level of U.S. prime interest rates and the (iv) level of rates paid on deposit accounts.

      The Company’s earnings are not directly and materially impacted by movements in foreign currency rates or commodity prices. Movements in equity prices may have an indirect but modest impact on earnings by affecting the volume of activity or the amount of fees from investment-related businesses.

      Liquidity Liquidity, as it pertains to the Company, is the ability to generate adequate amounts of cash in the most economical way for the institution to meet its ongoing obligations to pay deposit withdrawals and to fund loan commitments. The Company’s primary sources of funds are deposits, borrowings, and the amortization, prepayment and maturities of loans and securities.

      The Bank utilizes its extensive branch network to access retail customers who provide a stable base of in-market core deposits. These funds are principally comprised of demand deposits, interest checking accounts, savings accounts, and money market accounts. Deposit levels are greatly influenced by interest rates, economic conditions, and competitive factors. The Bank has also established repurchase agreement lines, with major brokerage firms as potential sources of liquidity. At December 31, 2003, the Company had no advances outstanding under these lines. In addition to agreements with brokers, the Bank also had customer repurchase agreements outstanding amounting to $39.4 million at December 31, 2003. As a member of the Federal Home Loan Bank, the Bank has access to approximately $631.3 million of borrowing capacity. On December 31, 2003, the Bank had $371.1 million outstanding in FHLB borrowings.

      The Company, as a separately incorporated bank holding company, has no significant operations other than serving as the sole stockholder of the Bank. It’s commitments and debt service requirement, at December 31, 2003, consist of junior subordinated debentures, including accrued interest, issued to two subsidiaries, $25.8 million to Independent Capital Trust III and $25.8 million to Independent Capital Trust IV, in connection with the issuance of 8.625% Capital Securities due in 2031 and 8.375% Capital Securities due in 2032, respectively. See Note 16 of Notes to Consolidated Financial Statements of Item 8 hereof. The Parent only obligations relate to its reporting obligations under the Securities and Exchange Act of 1934, as amended and related expenses as a publicly traded company. The Company is directly reimbursed by the Bank for virtually all such expenses.

      The Company actively manages its liquidity position under the direction of the Asset/ Liability Management Committee. Periodic review under prescribed policies and procedures is intended to ensure that the Company will maintain adequate levels of available funds. At December 31, 2003, the Company’s liquidity position was well above policy guidelines. Management believes that the Bank has adequate liquidity available to respond to current and anticipated liquidity demands.

      Capital Resources The Federal Reserve Board (“FRB”), the Federal Deposit Insurance Corporation (“FDIC”), and other regulatory agencies have established capital guidelines for banks and bank holding companies. Risk-based capital guidelines issued by the federal regulatory agencies require banks to meet a minimum Tier 1 risk-based capital ratio of 4.0% and a total risk-based capital ratio of 8.0%. At December 31, 2003, the Company and the Bank exceeded the minimum requirements for Tier 1 risk-based and total risk-based capital.

      A minimum requirement of 4.0% Tier 1 leverage capital is also mandated. On December 31, 2003, the Tier 1 leverage capital ratio for the Company and the Bank was 7.60% and 7.18%, respectively.

Table 19 — Capital Ratios for the Company and the Bank

	At December 31,

	2003	2002

The Company
Tier 1 leverage capital ratio	7.60%	7.10%
Tier 1 risk-based capital ratio	11.00%	10.37%
Total risk-based capital ratio	12.25%	11.68%
The Bank
Tier 1 leverage capital ratio	7.18%	6.91%
Tier 1 risk-based capital ratio	10.41%	10.09%
Total risk-based capital ratio	11.66%	11.35%

Contractual Obligations, Commitments, Contingencies, and Off-Balance Sheet Financial Instruments

      The Company has entered into contractual obligations and commitments and off-balance sheet financial instruments. The following tables summarize the Company’s contractual cash obligations and other commitments and off-balance sheet financial instruments at December 31, 2003.

Table 20 — Contractual Obligations, Commitments, and
Off-Balance Sheet Financial Instruments by Maturity

	Payments Due — By Period

		Less Than	One to	Four to	After Five
Contractual Obligations	Total	One Year	Three Years	Five Years	Years

	(Dollars in thousands)
FHLB advances	$371,136	$191,000	$—	$10,000	$170,136
Mandatorily redeemable trust preferred	50,000	—	—	—	50,000
Lease obligations	12,729	2,336	3,880	2,154	4,359
Data processing and core systems	6,858	4,463	1,915	480	—
Other vendor contracts	5,008	3,260	1,428	272	48
Retirement benefit obligations(1)	27,683	2,003	1,413	402	23,865
Other
TT&L	4,808	4,808	—	—	—
Customer Repo’s	39,425	39,425	—	—	—

Total contractual cash obligations	$517,647	$247,295	$8,636	$13,308	$248,408

(1)	Retirement benefit obligations include expected contributions to the Company’s pension plan, post retirement plan, and supplemental executive retirement plans. Expected contributions for the pension plan have been included only through plan year July 1, 2004 — June 30, 2005. Contributions beyond this plan year can not be quantified as they will be determined based upon the return on the investments in the plan. Expected contributions for the post retirement plan and supplemental executive retirement plans include obligations that are payable over the life time of the participants.

	Amount of Commitment Expiring — By Period

Off-Balance Sheet		Less Than	One to	Four to	After Five
Financial Instruments	Total	One Year	Three Years	Five Years	Years

Lines of credit	$178,466	$18,419	$—	$—	$160,047
Standby letters of credit	6,211	6,211	—	—	—
Other commitments	231,324	215,510	8,716	3,416	3,682
Forward commitments to sell loans	6,773	6,773

Total Commitments	$422,774	$246,913	$8,716	$3,416	$163,729

      See Note 15 of the Notes to Consolidated Financial Statements included in Item 8 hereof for a discussion of the nature, business purpose, and importance of off-balance sheet arrangements.

      Guarantees FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” considers standby letters of credit, excluding commercial letters of credit and other lines of credit, a guarantee of the Bank. The Bank enters into a standby letter of credit to guarantee performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved is represented by the contractual amounts of those instruments. Under the standby letters of credit, the Bank is required to make payments to the beneficiary of the letters of credit upon request by the beneficiary so long as all performance criteria have been met. Most guarantees extend up to one year. At December 31, 2003 the maximum potential exposure amount of future payments is $5.3 million.

      The collateral obtained is determined based upon management’s credit evaluation of the customer and may include cash, accounts receivable, inventory, property, plant, and equipment and income-producing real estate. The majority of the Bank’s letters of credit are collateralized by cash. The recourse provisions of the agreements allow the Bank to collect the cash used to collateralize the agreement. If another business asset is used as collateral and cash is not available, the Bank creates a loan for the customer with the same criteria of its other lending activities. Of the Bank’s maximum potential loss, $2.1 million is covered by collateral. The fair value of the guarantees are $41,000 and $48,000 at December 31, 2003 and 2002. The fair value of these guarantees is not reflected on the balance sheet.

      Subsequent Event On January 9, 2004, Independent Bank Corp. announced that it had reached a definitive agreement to acquire Falmouth Bancorp, Inc. (AMEX: FCB), the parent of Falmouth Bank, in a part cash, part stock transaction valued at approximately $36.9 million, including approximately $2.5 million in cash that will be paid to Falmouth Bancorp option holders in exchange for the cancellation of those options. The $36.9 million transaction value is derived by using Independent Bank Corp.’s closing price per share on January 8, 2004 of $29.00 for the stock component of the transaction. The terms of the definitive agreement call for half of the outstanding shares of Falmouth Bancorp, Inc. to be converted into 1.28 shares of Independent Bank Corp. and for the other half of the outstanding Falmouth shares to be purchased for $38.00 in cash.

      Falmouth Bancorp, Inc., headquartered in Falmouth, Massachusetts, has $166.1 million in assets and four branches located within Barnstable County, Massachusetts: East and North Falmouth, Falmouth, and Bourne. Barnstable County has one of the fastest growing populations in Massachusetts.

      The transaction is intended to qualify as a tax-free reorganization for federal income tax purposes and to provide a tax-free exchange of shares.

      Dividends The Company declared cash dividends of $0.52 per common share in 2003 and $0.48 per common share in 2002. The 2003 and 2002 ratio of dividends paid to earnings was 28.64% and 27.67% respectively.

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

      The financial nature of the Company’s consolidated financial statements is more clearly affected by changes in interest rates than by inflation. Interest rates do not necessarily fluctuate in the same direction or in the same magnitude as the prices of goods and services. However, inflation does affect the Company because, as prices increase, the money supply grows and interest rates are affected by inflationary expectations. The impact on the Company is a noted increase in the size of loan requests with resulting growth in total assets. In addition, operating expenses may increase without a corresponding increase in productivity. There is no precise method, however, to measure the effects of inflation on the Company’s consolidated financial statements. Accordingly, any examination or analysis of the financial statements should take into consideration the possible effects of inflation.

Recent Accounting Pronouncements

      SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” In December 2002, the FASB issued SFAS No. 148. SFAS No. 148 amends No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based methods of accounting for stock-based employee compensation. Companies are able to eliminate a “ramp-up” effect that the SFAS No. 123 transition rule creates in the year of adoption. Companies can choose to elect a method that will provide for comparability amongst years reported. In addition, this Statement amends the disclosure requirement of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the fair value based method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition amendments to SFAS No. 123 are effective for financial statements for fiscal years ending after December 15, 2002. The Company is currently considering the adoption of fair value based compensation of stock options. The potential impact to the Company of adopting such accounting can be seen in Footnote 1 of the Notes to Consolidated Financial Statements included in Item 8 hereof.

      FIN No. 46 “Consolidation of Variable Interest Entities — an Interpretation of Accounting Research Bulletin No. 51” In January 2003, the FASB issued FIN No. 46. FIN 46 established accounting guidance for consolidation of variable interest entities (“VIE”) that function to support the activities of the primary beneficiary. The primary beneficiary of a VIE is the entity that absorbs a majority of the VIE’s expected losses, receives a majority of the VIE’s expected residual returns, or both, as a result of ownership, controlling interest, contractual relationship or other business relationship with a VIE. Prior to the implementation of FIN 46, VIEs were generally consolidated by an enterprise when the enterprise had a controlling financial interest through ownership of a majority of voting interest in the entity. The Company adopted FIN No. 46 as of February 1, 2003 for all arrangements entered into after January 31, 2003.

      In December 2003, the FASB issued a revised FIN No. 46, FIN 46R, which in part specifically addresses limited purpose trusts formed to issue trust preferred securities. The guidance will require the Company to deconsolidate its investment in Capital Trust III and IV as of March 31, 2004. In July 2003, the Board of Governors of the Federal Reserve issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in their Tier I capital for regulatory capital purposes until notice is given to the contrary. The Federal Reserve intends to review the regulatory implications of any accounting treatment changes and, if necessary or warranted, provide further appropriate guidance. There can be no assurance that the Federal Reserve will continue to allow institutions to include trust preferred securities in Tier I capital for regulatory capital purposes. As of December 31, 2003, assuming the Company was not allowed to include the $50.0 million in trust preferred securities issued by Capital Trust III and Capital Trust IV in Tier I capital, the Company would still exceed the regulatory required minimums for capital adequacy purposes. If the trust preferred securities were no longer allowed to be included in Tier 1 capital, the Company would also be permitted to redeem the capital securities, which bear interest at 8.625% and 8.375%, respectively, without penalty.

      For all other arrangements entered into subsequent January 31, 2003, the Company adopted FIN 46R as of December 31, 2003. The Company does not believe the adoption of this interpretation will have a material impact on the Company’s financial position or results of operations.

      SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” In April 2003, the FASB issued SFAS No. 149, which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” resulting in more consistent reporting of contracts as either derivatives or hybrid instruments. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and should be applied prospectively.

Implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003 should continue to be applied in accordance with their respective effective dates. The Company adopted this statement on July 1, 2003. There was no material impact on the Company’s financial position or results of operations.

      SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” In May 2003, the FASB issued SFAS No. 150, which establishes standards for how certain financial instruments with characteristics of both liabilities and equity should be measured and classified. Certain financial instruments with characteristics of both liabilities and equity will be required to be classified as a liability. This statement is effective for financial instruments entered into or modified after May 31, 2003, and July 1, 2003 for all other financial instruments with the exception of existing mandatorily redeemable financial instruments issued by limited life subsidiaries which have been indefinitely deferred from the scope of the statement. The Company does not believe the adoption of SFAS 150 will have a material impact on the Company’s financial position or results of operations.

      Statement of Position 03-3 (“SOP 03-3”): “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” In December 2003, the American Institute of Certified Public Accountants (“AICPA”) issued SOP 03-3. SOP 03-3 requires loans acquired through a transfer, such as a business combination, where there are differences in expected cash flows and contractual cash flows due in part to credit quality be recognized at their fair value. The excess of contractual cash flows over expected cash flows is not to be recognized as an adjustment of yield, loss accrual, or valuation allowance. Valuation allowances can not be created nor “carried over” in the initial accounting for loans acquired in a transfer on loans subject to SFAS 114, “Accounting by Creditors for Impairment of a Loan.” This SOP is effective for loans acquired after December 31, 2004, with early adoption encouraged. The Company does not believe the adoption of SOP 03-3 will have a material impact on the Company’s financial position or results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Assets and Liability Management” in Item 7 hereof.

Item 8.	Financial Statements and Supplementary Data

INDEPENDENT AUDITORS’ REPORT

The Board of Directors

Independent Bank Corp.:

      We have audited the accompanying consolidated balance sheets of Independent Bank Corp. and subsidiaries (the Company) as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders’ equity, comprehensive income and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The 2001 financial statements of Independent Bank Corp. were audited by other auditors who have ceased operations. Those auditors’ report, dated January 18, 2002, except for note 20 as to which the date was January 31, 2002, was unqualified and included an explanatory paragraph that described the change in the Company’s accounting for its derivative instruments and hedging activities.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

      In our opinion, the 2003 and 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Independent Bank Corp. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Notes 1 and 10 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” and SFAS No. 147, “Acquisitions of Certain Financial Institutions.”

Boston, Massachusetts

February 5, 2004

To the Board of Directors of Independent Bank Corp.:

      We have audited the accompanying consolidated balance sheets of Independent Bank Corp. and subsidiaries (the Company) as of December 31, 2001 and the related consolidated statements of income, stockholders’ equity, comprehensive income and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Independent Bank Corp. and its subsidiaries as of December 31, 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

      As explained in Note 1 to the consolidated financial statements, effective January 1, 2001, the Company changed its method of accounting for its derivative instruments and hedging activities.

/s/ ARTHUR ANDERSEN

Arthur Andersen

Boston, Massachusetts

January 18, 2002 (except for Note 20 as to which the date is January 31, 2002)

      This Report of Independent Certified Public Accountants is a copy of a previously issued Arthur Andersen LLP (“Andersen”) report and has not been reissued by Andersen. The inclusion of this previously issued Andersen report is made pursuant to Section 2.02(e) of regulation S-X. Note that this previously issued Andersen report includes references to certain fiscal years which are not required to be presented in the accompanying consolidated financial statements as of and for the years ended December 31, 2003.

CONSOLIDATED BALANCE SHEETS

	At December 31,

	2003	2002

	(Dollars in thousands)
ASSETS
CASH AND DUE FROM BANKS	$75,495	$71,317
FEDERAL FUNDS SOLD & SHORT TERM INVESTMENTS	—	3,169
SECURITIES
TRADING ASSETS (Note 3)	1,171	1,075
SECURITIES AVAILABLE FOR SALE (Notes 1 and 4)	527,507	501,828
SECURITIES HELD TO MATURITY (Notes 1 and 4) (fair value $127,271 and $152,566)	121,894	149,071
FEDERAL HOME LOAN BANK STOCK (Note 8)	21,907	17,036

TOTAL SECURITIES	672,479	669,010
LOANS (Notes 1 and 5)
Commercial & Industrial	171,230	151,591
Commercial Real Estate	564,890	511,102
Residential Real Estate	324,052	270,161
Residential Loans Held for Sale	1,471	11,291
Commercial Construction	75,380	49,113
Residential Construction	9,633	10,258
Consumer — Installment	301,801	323,501
Consumer — Other	132,678	104,585

TOTAL LOANS	1,581,135	1,431,602
LESS: ALLOWANCE FOR LOAN LOSSES	(23,163)	(21,387)

NET LOANS	1,557,972	1,410,215

BANK PREMISES AND EQUIPMENT, Net (Notes 1 and 6)	32,477	30,872
GOODWILL (Notes 1 and 10)	36,236	36,236
MORTGAGE SERVICING RIGHTS	3,178	2,039
BANK OWNED LIFE INSURANCE	40,486	37,133
OTHER ASSETS (Note 11)	18,432	25,381

TOTAL ASSETS	$2,436,755	$2,285,372

LIABILITIES
DEPOSITS
Demand Deposits	$448,452	$429,042
Savings and Interest Checking Accounts	535,870	464,318
Money Market and Super Interest Checking Accounts	347,530	320,819
Time Certificates of Deposit over $100,000 (Note 7)	118,594	101,835
Other Time Certificates of Deposits (Note 7)	332,892	372,718

TOTAL DEPOSITS	1,783,338	1,688,732

FEDERAL FUNDS PURCHASED AND ASSETS SOLD UNDER REPURCHASE AGREEMENTS (Note 8)	39,425	58,092
TREASURY TAX AND LOAN NOTES (Note 8)	4,808	6,471
FEDERAL HOME LOAN BANK BORROWINGS (Note 8)	371,136	297,592
OTHER LIABILITIES (Note 11)	18,344	25,469

TOTAL LIABILITIES	$2,217,051	$2,076,356

COMMITMENTS AND CONTINGENCIES (Note 15)
CORPORATION-OBLIGATED MANDATORILY REDEEMABLE TRUST PREFERRED SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES OF THE CORPORATION Outstanding: 2,000,000 shares in 2003 and 2002 (Note 16)	$47,857	$47,774

STOCKHOLDERS’ EQUITY (Notes 1 and 2)
PREFERRED STOCK, $.01 par value. Authorized: 1,000,000 Shares
Outstanding: None	—	—
COMMON STOCK, $.01 par value. Authorized: 30,000,000 Issued: 14,863,821 Shares in 2003 and 2002.	149	149
TREASURY STOCK: 235,667 Shares in 2003 and 402,340 Shares in 2002	(3,685)	(6,292)
TREASURY STOCK SHARES HELD IN RABBI TRUST AT COST	(1,281)	(1,189)
DEFERRED COMPENSATION OBLIGATION	1,281	1,189
ADDITIONAL PAID IN CAPITAL	42,292	41,994
RETAINED EARNINGS	129,760	110,910
ACCUMULATED OTHER COMPREHENSIVE INCOME, NET OF TAX (Notes 1 and 15)	3,331	14,481

TOTAL STOCKHOLDERS’ EQUITY	171,847	161,242

TOTAL LIABILITIES, MINORITY INTEREST IN SUBSIDIARIES, AND STOCKHOLDERS’ EQUITY	$2,436,755	$2,285,372

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,

	2003	2002(1)	2001

	(Dollars in thousands, except per share data)
INTEREST INCOME
Interest on Loans (Notes 1 and 5)	$95,666	$98,667	$101,479
Taxable Interest and Dividends on Securities (Note 4)	29,760	39,217	40,830
Non-taxable Interest and Dividends on Securities (Note 4)	2,880	2,563	2,081
Interest on Federal Funds Sold and Short-Term Investments	—	378	679

Total Interest Income	128,306	140,825	145,069

INTEREST EXPENSE
Interest on Deposits	17,801	24,869	38,550
Interest on Borrowings (Notes 1 and 8)	14,732	15,925	15,928

Total Interest Expense	32,533	40,794	54,478

Net Interest Income	95,773	100,031	90,591

PROVISION FOR LOAN LOSSES (Notes 1 and 5)	3,420	4,650	4,619

Net Interest Income After Provision For Loan Losses	92,353	95,381	85,972

NON-INTEREST INCOME
Service Charges on Deposit Accounts	11,409	10,013	8,823
Investment Management Services	4,340	5,253	4,423
Mortgage Banking Income	4,451	3,088	1,931
BOLI Income	1,862	1,862	1,807
Net Gain on Sales of Securities (Note 4)	2,629	—	1,428
Other Non-Interest Income	3,103	2,428	2,348

Total Non-Interest Income	27,794	22,644	20,760

NON-INTEREST EXPENSES
Salaries and Employee Benefits (Note 12)	41,508	39,561	36,386
Occupancy and Equipment Expenses (Notes 6 and 15)	8,692	8,645	9,411
Data Processing & Facilities Management	4,517	4,295	4,182
Intangible Assets Amortization (Notes 1 and 10)	—	—	2,832
Advertising	1,985	1,894	1,598
Consulting	1,637	1,939	1,246
Telephone	1,720	1,848	1,752
Prepayment Penalty on Borrowings	1,941	—	—
Impairment Charge (Note 4)	—	4,372	—
Other Non-Interest Expenses (Note 13)	11,827	13,071	11,122

Total Non-Interest Expenses	73,827	75,625	68,529

Minority Interest Expense (Note 16)	4,353	5,041	5,666

INCOME BEFORE INCOME TAXES	41,967	37,359	32,537
PROVISION FOR INCOME TAXES (Notes 1 and 11)	15,536	12,293	10,485

NET INCOME	$26,431	$25,066	$22,052

Less: Trust Preferred Issuance Cost Write-off (net of tax) (Note 16)	—	$1,505	—

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$26,431	$23,561	$22,052

BASIC EARNINGS PER SHARE	$1.82	$1.63	$1.54

DILUTED EARNINGS PER SHARE	$1.79	$1.61	$1.53

Weighted average common shares (Basic) (Notes 1, 2 and 9)	14,558,031	14,415,570	14,290,504
Common stock equivalents	180,047	203,990	154,739

Weighted average common shares (Diluted) (Notes 1, 2 and 9)	14,738,078	14,619,560	14,445,243

(1)	Reflects the restatement of the six months ended June 30, 2002 for the nonamortization of goodwill in accordance with SFAS No. 147.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
			Additional		Other
	Common	Treasury	Paid-in	Retained	Comprehensive
	Stock	Stock	Capital	Earnings	Income	Total

	(Dollars in thousands, except per share data)
BALANCE DECEMBER 31, 2000	$149	$(9,495)	$44,078	$77,028	$2,952	$114,712

Net Income				22,052		22,052
Cash Dividends Declared $(.44 per share)				(6,301)		(6,301)
Cumulative Effect of SFAS 133 adoption, Net of Tax (Note 1):
Fair Value of Derivatives at January 1, 2001					467	467
Reclassification of Securities From HTM to AFS					(96)	(96)
Proceeds From Exercise of Stock Options (Note 2)		1,126	(479)			647
Tax Benefit on Stock Option Exercise			34			34
Increase in Fair Value of Derivatives During Period (Note 1)					742	742
Change in Unrealized Gain on Securities Available For Sale, Net of Tax (Note 4)					1,004	1,004

BALANCE DECEMBER 31, 2001	$149	$(8,369)	$43,633	$92,779	$5,069	$133,261

Net Income(1)				25,066		25,066
Cash Dividends Declared $(.48 per share)				(6,935)		(6,935)
Write-Off of Stock Issuance Costs, Net of Tax			(1,505)			(1,505)
Proceeds From Exercise of Stock Options (Note 2)		2,077	(564)			1,513
Tax Benefit on Stock Option Exercise			430			430
Increase in Fair Value of Derivatives During Period (Note 1)					2,009	2,009
Change in Unrealized Gain on Securities Available For Sale, Net of Tax (Note 4)					7,403	7,403

BALANCE DECEMBER 31, 2002	$149	$(6,292)	$41,994	$110,910	$14,481	$161,242

Net Income				26,431		26,431
Cash Dividends Declared $(.52 per share)				(7,581)		(7,581)
Proceeds From Exercise of Stock Options (Note 2)		2,607	(314)			2,293
Tax Benefit on Stock Option Exercise			612			612
Change in Fair Value of Derivatives During Period, Net of Tax and Realized Gains (Note 1 and 15)					(1,899)	(1,899)
Change in Unrealized Gain on Securities Available For Sale, Net of Tax and Realized Gains (Note 4)					(9,251)	(9,251)

BALANCE DECEMBER 31, 2003	$149	$(3,685)	$42,292	$129,760	$3,331	$171,847

(1)	Reflects the restatement of the six months ended June 30, 2002 for the nonamortization of goodwill in accordance with SFAS No. 147.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Years Ended December 31, 2003, 2002, and 2001

	2003	2002		2001

	(In thousands)
Net Income	$26,431	$25,066	(1)	$22,052
Less: Trust preferred issuance cost write-off, net of tax	—	1,505		—

Net Income available to common shareholders	26,431	23,561		22,052

Other Comprehensive Income, Net of Tax:
Cumulative effect of SFAS 133 adoption (Note 1)
Fair value of derivatives at January 1, 2001	—	—		467
Reclassification of securities from HTM to AFS on January 1, 2001	—	—		(96)
Unrealized (losses)/gains on securities available for sale, net of tax of $5,232, $4,860 and $1,784, respectively	(7,414)	7,428		1,932
Less: reclassification adjustment for realized gains included in net earnings, net of tax of $1,072, $13, and $500, respectively	1,837	25		928

Net change in unrealized gain on securities available for sale, net of tax of $6,304, $4,847 and $1,284, respectively	(9,251)	7,403		1,004

(Decrease)/ Increase in fair value of derivatives during the period, net of tax of $308, $1,982 and $400, respectively	(573)	2,491		742
Less: reclassification of realized gains on derivatives, net of tax of $960, $348, and $0 respectively	1,326	482		—

Net change in fair value of derivatives, net of tax of $1,268, $1,634, and $400, respectively	(1,899)	2,009		742
Other Comprehensive (Loss)/ Income	(11,150)	9,412		2,117

Comprehensive Income	$15,281	$32,973		$24,169

(1)	Reflects the restatement of the six months ended June 30, 2002 for the nonamortization of goodwill in accordance with SFAS No. 147.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2003	2002(1)	2001

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$26,431	$25,066	$22,052
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED FROM OPERATING ACTIVITIES:
Depreciation and amortization	5,558	4,311	7,586
Provision for loan losses	3,420	4,650	4,619
Deferred income tax expense (benefit)	81	(2,549)	534
Loans originated for resale	(252,129)	(190,720)	(116,014)
Proceeds from mortgage loan sales	263,798	179,900	115,605
(Gain) Loss on sale of mortgages	(1,848)	(471)	409
Net gain on sale of investments	(2,629)	—	(1,428)
Prepayment penalty on borrowings	1,941	—	—
Gain recorded from mortgage servicing rights, net of amortization	(1,140)	(501)	(163)
Impairment charge on security	—	4,372	—
Changes in assets and liabilities
Decrease (increase) in other assets	2,186	(4,965)	(6,602)
(Decrease) increase in other liabilities	(2,984)	4,434	2,072

TOTAL ADJUSTMENTS	16,254	(1,539)	6,618

NET CASH PROVIDED FROM OPERATING ACTIVITIES	42,685	23,527	28,670

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal repayments of Securities Held to Maturity	28,087	24,497	5,880
Proceeds from maturities and principal repayments and sales of Securities Available For Sale	424,662	284,992	260,455
Purchase of Securities Held to Maturity	(1,000)	(46,165)	(46,201)
Purchase of Securities Available For Sale	(464,641)	(204,386)	(336,546)
Purchase of Federal Home Loan Bank Stock	(4,871)	—	—
Net increase in Loans	(160,998)	(122,825)	(116,097)
Investment in Bank Premises and Equipment	(5,614)	(5,056)	(4,137)

NET CASH USED IN INVESTING ACTIVITIES	(184,375)	(68,943)	(236,646)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in Time Deposits	(23,067)	(65,876)	(54,703)
Net increase in Other Deposits	117,673	172,990	147,099
Net decrease in Federal Funds Purchased and Assets Sold Under Repurchase Agreements	(18,667)	(8,084)	(9,849)
Net increase (decrease) in Federal Home Loan Bank Borrowings	73,544	(16,342)	122,710
Net decrease in Treasury Tax & Loan Notes	(1,663)	(496)	(827)
Redemption of corporation-obligated mandatorily redeemable trust preferred securities of subsidiary trust holding solely junior subordinated debentures of the Corporation	—	(53,750)	—
Issuance of corporation-obligated mandatorily redeemable trust preferred securities of subsidiary trust holding solely junior subordinated debentures of the Corporation	—	23,756	24,011
Proceeds from stock issuance	2,293	1,513	647
Dividends Paid	(7,414)	(6,776)	(6,150)

NET CASH PROVIDED FROM FINANCING ACTIVITIES	142,699	46,935	222,938

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,009	1,519	14,962

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE YEAR	74,486	72,967	58,005

CASH AND CASH EQUIVALENTS AT THE END OF THE YEAR	$75,495	$74,486	$72,967

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest on deposits and borrowings	$33,188	$37,914	$58,060
Interest on shares subject to mandatory redemption	4,353	5,041	5,666
Income taxes	14,802	14,877	11,292
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Cumulative effect of FAS 133 adoption, net of tax (Note 1)	—	—	$371
(Decrease) increase in fair value of derivatives, net of tax	(1,899)	2,491	742
Transfer of securities from HTM to AFS (Notes 1 and 4)	—	750	102,801
Issuance of shares from Treasury Stock for the exercise of stock options	2,607	2,077	1,126

(1)	Reflects the restatement of the six months ended June 30, 2002 for the nonamortization of goodwill in accordance with SFAS No. 147.

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

      The accompanying consolidated financial statements include the accounts of Independent Bank Corp. (“the Company”) and its subsidiaries, Rockland Trust Company (“Rockland” or “the Bank”), Independent Capital Trust III and Independent Capital Trust IV, each of which issued trust preferred securities to the public. The Bank’s subsidiaries consist of two Massachusetts securities corporations; RTC Securities Corp. I and RTC Securities Corp. X, Taunton Avenue Inc., and Rockland Trust Community Development LLC. Taunton Avenue Inc. was formed in May 2003 to hold loans, industrial development bonds and other assets. Rockland Trust Community Development LLC was formed in August 2003 to provide investment capital to low-income communities and low-income persons. All material intercompany balances and transactions have been eliminated in consolidation. Certain amounts in prior year financial statements have been reclassified to conform to the current year’s presentation.

Nature of Operations

      Independent Bank Corp. is a one-bank holding company whose primary asset is its investment in Rockland Trust Company. Rockland is a state-chartered commercial bank, which operates 52 retail branches, seven commercial lending centers, three investment management offices and three residential lending centers, all of which are located in the Plymouth, Barnstable, Norfolk and Bristol counties of southeastern Massachusetts and Cape Cod. Rockland’s deposits are insured by the Federal Deposit Insurance Corporation, subject to regulatory limits. The Company’s primary source of income is from providing loans to individuals and small-to-medium sized businesses in its market area. Independent Capital Trust III and Independent Capital Trust IV were formed for the purposes of issuing trust preferred securities and investing the proceeds of these securities in junior subordinated debentures issued by the Company.

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

Significant Concentrations of Credit Risk

      Most of the Company’s activities are with customers located within Massachusetts. Notes 3 and 4 discuss the types of securities in which the Company invests. Note 5 discusses the types of lending in which the Company engages. The Company believes that it does not have any significant concentrations in any one industry or customer.

Cash and Cash Equivalents

      For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold and assets purchased under resale agreements. Generally, federal funds are sold for up to two week periods.

Securities

      Securities that are held principally for resale in the near-term and assets used to fund certain executive retirement obligations, which are in the form of Rabbi Trusts, are recorded as trading assets at fair value with

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

changes in fair value recorded in earnings. Interest and dividends are included in net interest income. Quoted market prices, when available, are used to determine the fair value of trading instruments. If quoted market prices are not available, then fair values are estimated using pricing models, quoted prices of instruments with similar characteristics, or discounted cash flows. At December 31, 2003 and 2002, all assets classified in the trading account relate to the Rabbi Trusts.

      Debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. Securities not classified as held to maturity or trading, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value, with changes in fair value excluded from earnings and reported in other comprehensive income, net of the related tax.

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

      Certain loan fees and direct origination costs are deferred and amortized into interest income over the expected term of the loan using the level-yield method. When a loan is paid off, the unamortized portion of the net origination fees are recognized into interest income.

Allowance for Loan Losses

      The allowance for loan losses is established as losses are estimated to have occurred. Loan losses are charged against the allowance when management believes the collectibility of a loan balance is doubtful. Subsequent recoveries, if any, are credited to the allowance.

      The allowance for loan losses is evaluated on a regular basis by management. It is based upon management’s systematic periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. Changes in estimates are provided currently in earnings. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses, such agencies may require the institution to recognize additions to the allowance based on their judgments about information available to them at the time of their examinations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual, consumer, or residential loans for impairment disclosures. At December 31, 2003, impaired loans include all commercial real estate loans and commercial and industrial loans on nonaccrual status, and restructured loans. Total impaired loans were $2.1 million at both December 31, 2003 and 2002.

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

Goodwill

      On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” This statement addresses the method of identifying goodwill and other intangible assets acquired in a business combination and eliminated further amortization of non-SFAS No. 72, “Accounting for Certain Acquisitions of Banking or Thrift Institutions,” goodwill, subject to annual evaluation of goodwill balances for impairment, or more often in certain circumstances. The Company has total goodwill that meets the criteria of SFAS No. 142 of $761,000 at December 31, 2002 from the acquisitions of Middleboro Trust Company in January 1986 and Pawtucket Trust Company in May 1994.

      On October 1, 2002, the Financial Accounting Standards Board (“FASB”) released SFAS No. 147, “Acquisitions of Certain Financial Institutions.” The statement allows for financial institutions that have certain unidentifiable intangible assets that arose from business combinations where the fair value of liabilities assumed exceeded the fair value of assets acquired (or SFAS No. 72 assets) to reclassify these assets to goodwill as of the later of the date of acquisition or the application date of SFAS No. 142, January 1, 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      In March 1994, Rockland purchased $21.6 million of deposits from the Resolution Trust Corporation. The Bank allocated $1.6 million of the purchase price of this transaction to unidentifiable intangibles, which was being amortized over a 15-year period using the straight-line method. The balance at December 31, 2002 was $0.8 million. In August 2000, Rockland acquired 16 branches, $336 million of deposits and $134.3 million of loans from FleetBoston Financial. The Bank allocated $38.3 million of the purchase price to unidentifiable intangibles, which was being amortized over a 15-year period using the straight-line method. The balance at December 31, 2003 is $34.7 million.

      The Company evaluated total goodwill for impairment upon adoption and thereafter annually, of SFAS No. 142 and SFAS No. 147 concluding that there is no impairment as determined by evaluating goodwill using fair value techniques including multiples of price/equity and price/earnings ratios.

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

Investment Management Group

      Assets held in a fiduciary or agency capacity for customers are not included in the accompanying consolidated balance sheets, as such assets are not assets of the Company. The Investment Management Group income is recorded on an accrual basis. Assets under management at December 31, 2003 and 2002 were $481.8 million and $433.8 million, respectively.

Financial Instruments

      Credit related financial instruments — In the ordinary course of business, the Bank enters into commitments to extend credit, and with the exception of commitments to originate residential mortgage loans, these financial instruments are recorded when they are funded. See below for “Derivative financial instruments,” for treatment of commitments to originate residential mortgage loans.

      Derivative financial instruments — As part of asset/liability management, the Bank utilizes interest rate swap agreements, to hedge various exposures or to modify interest rate characteristics of various balance sheet accounts. The Company has derivatives consisting of forward sales commitments, commitments to fund loans intended for sale, and interest rate swaps.

      All derivative instruments (including certain derivative instruments embedded in other contracts) are recorded on the balance sheet as either an asset or liability measured at its fair value. Changes in the derivative’s fair value are recognized currently in income unless specific hedge accounting criteria is met. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company formally documents, designates and assesses the effectiveness of transactions that receive hedge accounting. If a derivative qualifies as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in the fair value of assets, liabilities, or firm commitments through earnings or are recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. Also, when a hedged item or derivative is terminated, sold or matures, any remaining value depending on the type of hedge would be recognized in earnings either immediately or over the remaining life of the hedged item.

      The Company uses interest rate swaps that are recorded as derivatives. Interest rate swaps are used primarily by the Company to hedge certain operational exposures resulting from changes in interest rates. Such exposures result from portions of the Company’s assets and liabilities that earn or pay interest at a fixed or floating rate. The Company measures the effectiveness of these hedges by modeling the impact on the exposures under various interest rate scenarios. At December 31, 2003 the Company had swaps, designated as “cash flow” hedges, with total notional values of $50.0 million. The purpose of these swaps is to hedge the variability in the cash outflows of LIBOR based borrowings attributable to changes in interest rates. Under these swap agreements the Company pays a fixed rate of interest of 3.65% and receives a 3 month LIBOR rate of interest. These swaps had a negative fair value of $1.5 million at December 31, 2003.

      In addition, the Company enters into commitments to fund residential mortgage loans with the intention of selling them in the secondary market. The Company also enters into forward sales agreements for certain funded loans and loan commitments. The Company records unfunded commitments intended for loans held for sale and forward sales agreements at fair value with changes in fair value recorded as a component of Mortgage Banking Income. Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate.

      During 2002, the Company sold interest rate swaps resulting in gross gains of $7.1 million. The gain was deferred and is being amortized over the lives of the hedged items. The deferred gain is classified in other comprehensive income, net of tax, as a component of equity with the amortized gains recognized into earnings. At December 31, 2003, there are $4.0 million gross, or $2.3 million, net of tax, of such deferred gains included in other comprehensive income.

Guarantees

      Standby letters of credit, excluding commercial letters of credit and other lines of credit, are considered guarantees of the Bank. The Bank enters into a standby letter of credit to guarantee performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved is represented by the contractual amounts of those instruments. Under the standby letters of credit, the Bank is required to make payments to the beneficiary of the letters of credit upon request by the beneficiary so long as all performance criteria have been met. Most guarantees extend up to one year. At December 31, 2003 the maximum potential amount of future payments is $5.3 million.

      The collateral obtained is determined based upon management’s credit evaluation of the customer and may include cash, accounts receivable, inventory, property, plant, and equipment and income-producing real estate. The majority of the Bank’s letters of credit are collateralized by cash. The recourse provisions of the agreements allow the Bank to collect the cash used to collateralize the agreement. If another business asset is used as collateral and cash is not available, the Bank creates a loan for the customer with the same criteria of its other lending activities. Of the Bank’s maximum potential loss, $2.1 million is covered by collateral. The fair value of the guarantees are $41,000 and $48,000 at December 31, 2003 and 2002. The fair value of these guarantees is not reflected on the balance sheet.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The Company has three stock option plans; the Amended and Restated 1987 Incentive Stock Option Plan (“The 1987 Plan”), the 1996 Non-employee Directors’ Stock Option Plan (“The 1996 Plan”) and the 1997 Employee Stock Option Plan (“The 1997 Plan”). All three plans were approved by the board. The Company does not recognize compensation cost on these stock option plans as the exercise price has equaled the fair market value of the Company’s stock at the grant date. Had the Company recognized compensation cost for these plans over the service period determined as the fair market value of the Company’s stock at the grant date, the Company’s net income available to common shareholders and earnings per share would have been reduced to the following pro forma amounts:

		Years Ended December 31,

		2003	2002	2001

Net Income Available to Common Shareholders:	As Reported (000’s)	$26,431	$23,561	$22,052
	Pro Forma (000’s)	$25,754	$23,063	$21,757
Basic EPS:	As Reported	$1.82	$1.63	$1.54
	Pro Forma	$1.77	$1.60	$1.52
Diluted EPS:	As Reported	$1.79	$1.61	$1.53
	Pro Forma	$1.75	$1.58	$1.51

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants under the 1997 and 1996 plans:

		1997 Plan		1996 Plan

Risk Free Interest Rate	2003	2.42	%(1)	—
		2.33	%(2)	2.41	%(3)
	2002	2.88%		4.52%
	2001	4.45%		4.98%
Expected Dividend Yields	2003	1.73	%(1)	—
		2.13	%(2)	2.56	%(3)
	2002	2.05%		1.77%
	2001	2.34%		3.12%
Expected Lives	2003	3.5 years	(1)	—
		3 years	(2)	3.5 years	(3)
	2002	3 years		3.5 years
	2001	4 years		4 years
Expected Volatility	2003	31	%(1)	—
		33	%(2)	31	%(3)
	2002	33%		33%
	2001	35%		35%

(1)	On December 11, 2003, 127,350 options were granted from the 1997 plan to the Company’s members of Senior Management. The risk free rate, expected dividend yield, the expected life and expected volatility for this grant was determined on December 11, 2003.

(2)	On January 9, 2003, 50,000 options were granted from the 1997 plan to the Company’s President and Chief Executive Officer. The risk free rate, the expected dividend yield, expected life and expected volatility for this grant were determined on January 9, 2003. The normal grant of 1997 plan options occurs in December upon which a risk free interest rate, expected dividend yield, expected life and expected volatility is determined for those grants.

(3)	On April 15, 2003, 11,000 options were granted from the 1996 plan to the Company’s Board of Directors. The risk free rate, expected dividend yield, the expected life and expected volatility for this grant was determined on April 15, 2003.

Recent Accounting Pronouncements

      SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” In December 2002, the FASB issued SFAS No. 148. SFAS No. 148 amends No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based methods of accounting for stock-based employee compensation. Companies are able to eliminate a “ramp-up” effect that the SFAS No. 123 transition rule creates in the year of adoption. Companies can choose to elect a method that will provide for comparability amongst years reported. In addition, this Statement amends the disclosure requirement of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the fair value based method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition amendments to SFAS No. 123 are effective for financial statements for fiscal years ending after December 15, 2002. The Company is currently considering the adoption of fair value based compensation of stock options. The potential impact to the Company of adopting such accounting can be seen in Footnote 1 of the Notes to Consolidated Financial Statements included in Item 8 hereof.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      FASB Interpretation (“FIN”) No. 46 “Consolidation of Variable Interest Entities — an Interpretation of Accounting Research Bulletin No. 51” In January 2003, the FASB issued FIN No. 46. FIN 46 established accounting guidance for consolidation of variable interest entities (“VIE”) that function to support the activities of the primary beneficiary. The primary beneficiary of a VIE is the entity that absorbs a majority of the VIE’s expected losses, receives a majority of the VIE’s expected residual returns, or both, as a result of ownership, controlling interest, contractual relationship or other business relationship with a VIE. Prior to the implementation of FIN 46, VIEs were generally consolidated by an enterprise when the enterprise had a controlling financial interest through ownership of a majority of voting interest in the entity. The Company adopted FIN No. 46 as of February 1, 2003 for all arrangements entered into after January 31, 2003.

      In December 2003, the FASB issued a revised FIN No. 46, FIN 46R, which in part specifically addresses limited purpose trusts formed to issue trust preferred securities. The guidance will require the Company to deconsolidate its investment in Capital Trust III and IV as of March 31, 2004. In July 2003, the Board of Governors of the Federal Reserve issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in their Tier I capital for regulatory capital purposes until notice is given to the contrary. The Federal Reserve intends to review the regulatory implications of any accounting treatment changes and, if necessary or warranted, provide further appropriate guidance. There can be no assurance that the Federal Reserve will continue to allow institutions to include trust preferred securities in Tier I capital for regulatory capital purposes. As of December 31, 2003, assuming the Company was not allowed to include the $50.0 million in trust preferred securities issued by Capital Trust III and Capital Trust IV in Tier I capital, the Company would still exceed the regulatory required minimums for capital adequacy purposes. If the trust preferred securities were no longer allowed to be included in Tier 1 capital, the Company would also be permitted to redeem the capital securities, which bear interest at 8.625% and 8.375%, respectively, without penalty.

      For all other arrangements entered into subsequent January 31, 2003, the Company adopted FIN 46R as of December 31, 2003. The Company does not believe the adoption of this interpretation will have a material impact on the Company’s financial position or results of operations.

      SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” In April 2003, the FASB issued SFAS No. 149, which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” resulting in more consistent reporting of contracts as either derivatives or hybrid instruments. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and should be applied prospectively. Implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003 should continue to be applied in accordance with their respective effective dates. The Company adopted this statement on July 1, 2003. There was no material impact on the Company’s financial position or results of operations.

      SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” In May 2003, the FASB issued SFAS No. 150, which establishes standards for how certain financial instruments with characteristics of both liabilities and equity should be measured and classified. Certain financial instruments with characteristics of both liabilities and equity will be required to be classified as a liability. This statement is effective for financial instruments entered into or modified after May 31, 2003, and July 1, 2003 for all other financial instruments with the exception of existing mandatorily redeemable financial instruments issued by limited life subsidiaries which have been indefinitely deferred from the scope of the statement. The Company does not believe the adoption of SFAS 150 will have a material impact on the Company’s financial position or results of operations.

      Statement of Position 03-3 (“SOP 03-3”): “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” In December 2003, the American Institute of Certified Public Accountants (“AICPA”) issued SOP 03-3. SOP 03-3 requires loans acquired through a transfer, such as a business combination, where there

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

are differences in expected cash flows and contractual cash flows due in part to credit quality be recognized at their fair value. The excess of contractual cash flows over expected cash flows is not to be recognized as an adjustment of yield, loss accrual, or valuation allowance. Valuation allowances can not be created nor “carried over” in the initial accounting for loans acquired in a transfer on loans subject to SFAS 114, “accounting by Creditors for Impairment of a Loan.” This SOP is effective for loans acquired after December 31, 2004, with early adoption encouraged. The Company does not believe the adoption of SOP 03-3 will have a material impact on the Company’s financial position or results of operations.

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

      Under the 1997, 1996 and 1987 stock option plans, respectively, the Company may grant options for up to 1,100,000, 300,000 and 800,000 shares. The Company has cumulatively granted options from each plan, net of cancellations of 847,420, 187,000 and 586,813 shares, respectively, through December 31, 2003.

      The Company has individual stock option agreements for its Chief Executive Officer, two Executive Vice Presidents, Chief Financial Officer, General Counsel, Chief Risk Officer and one Senior Vice President that include a clause that requires that any unvested options that vest upon a change of control, such that trigger the Internal Revenue Service (“IRS”) 280G clause, will be cashed out at the difference between the deal price of the acquisition and the exercise price of the option.

      No shares were available for grant under the 1987 Plan due to the plan’s expiration in 1997. Under each plan the option exercise price equals the market price on date of grant. All options vest between six months and two years and all expire between 2005 and 2013.

      A summary of the status of the Company’s 1997, 1996, and 1987 stock option plans at December 31, 2003, 2002 and 2001 and changes during the years then ended is presented in the table and narrative below:

	2003		2002		2001

		Wtd		Wtd		Wtd
		Avg. Ex.		Avg. Ex.		Avg. Ex.
	Shares	Price	Shares	Price	Shares	Price

Balance, January 1	730,022	$16.52	749,590	$14.31	678,027	$12.48
Granted	188,350	$28.05	137,825	$23.84	157,350	$19.68
Exercised	(175,965)	$14.16	(145,192)	$12.20	(77,064)	$9.38
Canceled	(11,007)	$23.48	(12,201)	$14.91	(8,723)	$12.07

Balance, December 31	731,400	$19.95	730,022	$16.52	749,590	$14.31

Exercisable at December 31	487,065		488,726		500,191

Weighted average fair value of options granted		$6.18		$5.37		$5.42

      At December 31, 2003, 59,100 of the 731,400 options outstanding have exercise prices between $7.31 and $10.25, with a weighted average exercise price of $8.54 and a weighted average remaining contractual life of 2.55 years. All 59,100 of these options outstanding are exercisable. In addition, there are 196,162 options outstanding with exercise prices between $11.50 and $17.25, with a weighted average exercise price of $13.55 and a weighted average remaining contractual life of 6.13 years. Of these options, all 196,162 are exercisable. There are 337,788 options outstanding with exercise prices between $17.72 and $24.41, with a weighted average exercise price of $21.58 and a weighted average remaining contractual life of 7.88 years. Of these

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

options, 220,803 are exercisable and their weighted average exercise price is $21.16. The remaining 138,350 options outstanding have exercise prices between $27.11 and $30.14, with a weighted average exercise price of $29.90 and a weighted average remaining contractual life of 9.81 years. Of these options, 11,000 are exercisable and their weighted average exercise price is $27.11.

(3) Trading Assets

      Trading assets, at fair value, consist of the following:

	At December 31,

	2003	2002

	Fair Value

	(In thousands)
Cash Equivalents	$45	$56
Fixed Income Securities	489	494
Marketable Equity Securities	637	525

Total	$1,171	$1,075

      The Company realized a gain on trading activities of $102,000 in 2003, and losses of $100,000 and $53,000, in 2002 and 2001, respectively.

      The trading assets are held for funding executive retirement obligations. Trading assets are recorded at fair value with changes in fair value recorded in earnings.

(4) Securities

      The amortized cost, gross unrealized gains and losses, and fair value of securities held to maturity at December 31, 2003 and 2002 were as follows:

	2003				2002

		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

	(In thousands)				(In thousands)
U.S. Treasury and U.S. Government Agency Securities	$—	$—	$—	$—	$1,496	$4	$—	$1,500
Mortgage-Backed Securities	13,156	592	—	13,748	26,672	1,153	—	27,825
State, County, and Municipal Securities	47,266	2,205	—	49,471	54,243	1,237	—	55,480
Corporate Debt Securities	61,472	3,053	(473)	64,052	66,660	2,140	(1,039)	67,761

Total	$121,894	$5,850	$(473)	$127,271	$149,071	$4,534	$(1,039)	$152,566

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The amortized cost, gross unrealized gains and losses, and fair value of securities available for sale at December 31, 2003 and 2002 were as follows:

	2003				2002

		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

	(In thousands)				(In thousands)
U.S. Treasury and U.S. Government Agency Securities	$144,195	$2,887	$(506)	$146,576	$182,191	$6,775	$—	$188,966
Mortgage-Backed Securities	177,469	4,816	(302)	181,983	178,830	10,449	(4)	189,275
Collateralized Mortgage Obligations	181,734	331	(4,065)	178,000	121,935	2,020	(368)	123,587
State, County and Municipal Securities	20,792	218	(62)	20,948

Total	$524,190	$8,252	$(4,935)	$527,507	$482,956	$19,244	$(372)	$501,828

      The Bank realized gross gains in 2003 of $3.5 million, and no gains in 2002 and $1.4 million in gains on the sale of available for sale securities in 2001. There were gross losses of $873,000 realized in 2003 and $38,000 in losses in 2002 and no realized losses in 2001. In 2002, the Bank realized a loss of $4.4 million due to other than temporary impairment on a WorldCom, Inc. bond reclassed to the available for sale portfolio as a result of decrease in credit rating. The WorldCom, Inc. bond was subsequently sold and the Bank realized a security loss of $38,000.

      A schedule of the contractual maturities of securities held to maturity and securities available for sale as of December 31, 2003 is presented below.

	Held to Maturity		Available for Sale

	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value

	(In thousands)		(In thousands)
Due in one year or less	$5,067	$5,198	$25,879	$26,414
Due from one year to five years	127	127	108,513	109,873
Due from five to ten years	9,916	10,266	73,386	74,664
Due after ten years	106,784	111,680	316,412	316,556

Total	$121,894	$127,271	$524,190	$527,507

      The actual maturities of mortgage-backed securities, collateralized mortgage obligations and corporate debt securities will differ from the contractual maturities due to the ability of the issuers to prepay underlying obligations. At December 31, 2003, the Bank has $25.0 million of callable securities in its investment portfolio.

      On December 31, 2003 and 2002, investment securities carried at $91.8 million and $203.5 million, respectively, were pledged to secure public deposits, assets sold under repurchase agreements, treasury tax and loan notes, and for other purposes as required by law.

      At year-end 2003 and 2002, the Company had no investments in obligations of individual states, counties, or municipalities, which exceed 10% of stockholders’ equity.

Other Than Temporarily Impaired Securities

      The table below shows the Bank’s investments which were at an unrealized loss position as of December 31, 2003. At December 31, 2003 the Bank had $308.9 million of investments with $5.4 million of unrealized losses on these investments, $306.0 million, with the majority of the losses of $5.1 million, have

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

been at a loss position for less than 12 months and $2.9 million of these investments, with losses of $321,000, have been at a loss position for longer than 12 months. The Bank believes that these securities are only temporarily impaired and that the full principle will be collected as anticipated. Of the total, $24.3 million, or 8%, are direct obligations of U.S. Government Agencies and are at a loss position because they were acquired when the general level of interest rates were lower than that on December 31, 2003. As of December 31, 2003, $276.6 million or 90% are mortgage backed securities, 98% of which are guaranteed by the U.S. Government or its agencies. The remaining 2% are AAA rated and had total unrealized losses of $51,000 at December 31, 2003. The majority of the mortgage backed securities are also at a loss because they were purchased during a lower interest rate environment. The remainder are at loss due to accelerated prepayments driven by the low rate environment. As of December 31, 2003, $4.3 million, a half of the remaining 2%, are bank trust preferred securities and are at a loss because of the relative illiquidity in these types of instruments. All bank trust preferred issuers are adequately capitalized and all dividend payments are current. Also, at December 31, 2003, $3.8 million, or the remainder of this 2%, are municipal bonds which are insured by an AAA rated agency and are also at a loss because of the interest rate environment at the time of purchase.

	Less Than 12 Months		12 Months or Longer		Total

		Unrealized	Fair	Unrealized		Unrealized
Description of Securities	Fair Value	Losses	Value	Losses	Fair Value	Losses

	(in thousands)
US Treasury Obligations and Direct Obligation of US Government Agencies	$24,262	$(506)	$—	$0	$24,262	$(506)
All Mortgage Backed Securities	276,647	(4,367)	—	0	276,647	(4,367)
Corporate Bonds	1,391	(152)	2,880	(321)	4,271	(473)
City, State and Local Municipal Bonds	3,753	(62)	0	0	3,753	(62)

Total Temporarily Impaired Securities	$306,053	$(5,087)	$2,880	$(321)	$308,933	$(5,408)

(5) Loans and Allowance for Loan Losses

      The vast majority of the Bank’s lending activities are conducted in the Commonwealth of Massachusetts. The Bank originates commercial and residential real estate loans, commercial and industrial loans, and consumer installment and other loans for its portfolio. The Bank considers a concentration of credit to a particular industry to exist when the aggregate credit exposure to a borrower, and affiliated group of borrowers or a non-affiliated group of borrowers engaged in one industry exceeds 10% of the Bank’s loan portfolio which includes direct, indirect or contingent obligations. At December 31, 2003, no concentration of credit to a particular industry existed as defined by these parameters.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The composition of loans at December 31, 2003 and 2002 was as follows:

	2003	2002

	(In thousands)
Commercial	$171,230	$151,591
Real Estate — Commercial Mortgage	564,890	511,102
Real Estate — Residential Mortgage	324,052	270,161
Residential Loans Held for Sale	1,471	11,291
Commercial Construction	75,380	49,113
Residential Construction	9,633	10,258
Consumer — Installment	301,801	323,501
Consumer — Other	132,678	104,585

Loans	$1,581,135	$1,431,602

      Net deferred fees included in loans at December 31, 2003 and December 31, 2002 were $141,000 and $488,000, respectively

      In addition to the loans noted above, at December 31, 2003 and 2002, the Company serviced approximately $398.9 million and $353.6 million, respectively, of loans sold to investors in the secondary mortgage market and other financial institutions.

      At December 31, 2003 and 2002, loans held for sale amounted to approximately $1.5 million and $11.3 million, respectively. The Company has derivatives consisting of forward sales commitments and commitments to fund loans intended for sale. Forward loan sale contracts and the commitments to fund loans intended for sale are recorded at fair value. This change in fair value resulted in a decrease in earnings of $184,000 in 2003 and an increase in earnings of $234,000 in 2002.

      As of December 31, 2003 and 2002, the Bank’s recorded investment in impaired loans and the related valuation allowance calculated under SFAS No. 114 was as follows:

	At December 31,

	2003		2002

	Recorded	Valuation	Recorded	Valuation
	Investment	Allowance	Investment	Allowance

	(In thousands)
Impaired loans:
Valuation allowance required	$903	$450	$848	$346
No valuation allowance required	1,213	—	1,268	—

Total	$2,116	$450	$2,116	$346

      The valuation allowance is included in the allowance for loan losses on the consolidated balance sheet. The average recorded investment in impaired loans for the years ended December 31, 2003 and 2002 was $2.4 million and $2.3 million, respectively. Interest payments received on impaired loans are recorded as interest income unless collection of the remaining recorded investment is doubtful, at which time payments received are recorded as reductions of principal.

      At December 31, 2003 and 2002, accruing loans 90 days or more past due totaled $156,000 and $261,000, respectively, and nonaccruing loans totaled $3.4 million and $2.8 million respectively. Gross interest income that would have been recognized for the years ended December 31, 2003, 2002 and 2001, if nonperforming loans at the respective dates had been performing in accordance with their original terms approximated $210,000, $227,000, and $280,000, respectively. The actual amount of interest that was collected on these loans during each of those periods and included in interest income was approximately $261,000, $194,000, and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$287,000, respectively. There were no commitments to advance additional funds to borrowers whose loans are on nonaccrual.

      The aggregate amount of loans in excess of $60,000 outstanding to directors, principal officers, and principal security holders at December 31, 2003 and 2002 is as follows:

(In thousands)

Balance, December 31, 2002	$15,684

New loans	34,799
Loan repayments	(35,300)

Balance, December 31, 2003	$15,183

      All such loans were made in the ordinary course of business on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other persons, and do not involve more than the normal risk of collectibility or present other unfavorable features.

      An analysis of the total allowances for loan losses for each of the three years ending December 31, 2003, 2002, and 2001 are as follows:

	2003	2002	2001

	(In thousands)
Allowance for loan losses, beginning of year	$21,387	$18,190	$15,493
Loans charged off	(2,329)	(2,465)	(2,725)
Recoveries on loans previously charged off	685	1,012	803

Net charge-offs	(1,644)	(1,453)	(1,922)
Provision charged to expense	3,420	4,650	4,619

Allowance for loan losses, end of year	23,163	21,387	18,190
Credit quality discount on acquired loans	—	518	810

Total allowances available for loan losses, end of year	$23,163	$21,905	$19,000

(6) Bank Premises and Equipment

      Bank premises and equipment at December 31, 2003 and 2002 were as follows:

			Estimated
	2003	2002	Useful Life

			(In years)
	(In thousands)
Cost:
Land	$3,012	$3,011	N/A
Bank Premises	26,305	25,055	39
Leasehold Improvements	9,183	8,138	5-15
Furniture and Equipment	21,508	18,842	3-7

Total Cost	60,008	55,046

Accumulated Depreciation	(27,531)	(24,174)

Net Bank Premises and Equipment	$32,477	$30,872

      Depreciation expense related to bank premises and equipment was $4.0 million in 2003, $4.1 million in 2002 and $4.6 million in 2001.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(7) Deposits

      The following is a summary of original maturities of time deposits as of December 31, 2003:

	Balance of
	Time Deposits
	Maturing	Percent

	(In thousands)
1 year or less	$339,515	75.2%
Over 1 year to 2 years	73,715	16.3%
Over 2 years to 3 years	14,294	3.2%
Over 3 years	23,962	5.3%

Total	$451,486	100.0%

(8) Borrowings

      Short-term borrowings consist of federal funds purchased, assets sold under repurchase agreements, and treasury tax and loan notes. Information on the amounts outstanding and interest rates of short-term borrowings for each of the three years in the period ended December 31 are as follows:

	2003	2002	2001

	(Dollars in thousands)
Balance outstanding at end of year	$44,233	$64,563	$73,143
Average daily balance outstanding	54,567	73,064	76,314
Maximum balance outstanding at any month end	60,814	81,579	90,046
Weighted average interest rate for the year	0.91%	1.15%	2.94%
Weighted average interest rate at end of year	1.12%	1.04%	1.27%

      At December 31, 2003 and 2002, the Bank has $441.3 million and $402.6 million, respectively, of assets pledged as collateral against borrowings.

      The Bank has established two federal funds lines. Borrowings under these lines are classified as federal funds purchased and are $10.0 million each at December 31, 2003 and 2002, respectively. The Bank has established repurchase agreements with major brokerage firms. Borrowings under these agreements are classified as assets sold under repurchase agreements. There were no borrowings outstanding under these lines at December 31, 2003. In addition to these agreements, the Bank has entered into similar agreements with its customers. At December 31, 2003 and 2002 the Bank had $39.4 million and $57.4 million, respectively, of customer repurchase agreements outstanding.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Federal Home Loan Bank (“FHLB”) borrowings are collateralized by a blanket pledge agreement on the Bank’s FHLB stock, certain qualified investment securities, deposits at the Federal Home Loan Bank, and residential mortgages held in the Bank’s portfolio. The Bank’s borrowing capacity at the Federal Home Loan Bank was approximately $631.3 million at December 31, 2003. In addition, the Bank has a $5.0 million line of credit with the FHLB. A schedule of the maturity distribution of FHLB advances with the weighted average interest rates at December 31, 2003 and 2002 follows:

	2003		2002

		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate

	(Dollars in thousands)
Due in one year or less	$191,000	1.00%	$83,711	5.08%
Due in greater than one year to five years	10,000	5.47%	21,342	4.87%
Due in greater than five years	170,136	4.79%	192,539	4.84%

	$371,136	2.86%	$297,592	4.91%

(9) Earnings per Share

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

      In 2002, the Company wrote-off stock issuance costs associated with Capital Trust I and II upon their liquidation. These costs of $1.5 million, net of tax, were directly charged to equity. Although these amounts did not impact net income they are included in the calculation of EPS. Therefore, the calculation of EPS in 2002 is determined by dividing net income available to common shareholders, which includes the write-off of stock issuance costs, by the weighted average number of common shares outstanding for the period.

      Earnings per share consisted of the following components for the years ended December 2003, 2002 and 2001:

	Net Income

	2003	2002	2001

	(In thousands)
Net Income	$26,431	$25,066	$22,052
Less: Trust preferred issuance costs write-off after tax	—	1,505	—

Net Income Available for Common Shareholders	$26,431	$23,561	$22,052

				Net Income Available to
				Common Shareholders
	Weighted Average Shares			per Share

	2003	2002	2001	2003	2002	2001

	(In thousands)
Basic EPS	14,558	14,416	14,290	$1.82	$1.63	$1.54
Effect of dilutive securities	180	204	155	0.03	0.02	0.01

Diluted EPS	14,738	14,620	14,445	$1.79	$1.61	$1.53

      Options to purchase common stock with an exercise price greater than the average market price of common shares for the period are excluded from the calculation of diluted earnings per share, as their effect on earnings per share would be antidilutive. There were 19,734, 14,382, and 104,641 shares of common stock

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

as of December 31, 2003, 2002, and 2001, respectively, excluded from the calculation of diluted earnings per share.

(10) Goodwill and Intangible Assets

      The Company adopted SFAS No. 142, “Goodwill and Other Intangibles”, as of January 1, 2002. Upon adoption, the Company ceased amortization of goodwill, as defined at that time, of $0.8 million.

      In September 2002, the Company adopted, and retroactively applied to January 1, 2002, SFAS No. 147, “Acquisitions of Certain Financial Institutions.” Upon adoption, the previously defined balance of unidentifiable intangibles was reclassified to goodwill effective January 1, 2002. All 2002 unidentifiable intangible asset amortization expense recorded through September 30, 2002 was reversed and all future amortization was halted. First and second quarter 2002 reported financials were restated to reflect the aforementioned retroactive application of SFAS No. 147.

      Upon adoption of SFAS No. 142 and SFAS No. 147, the Company performed an impairment analysis of its goodwill and thereafter annually, the results of which concluded that the balance was not impaired. Goodwill as of December 31, 2003 and December 31, 2002 was $36.2 million.

(11) Income Taxes

      The provision for income taxes is comprised of the following components:

	Years Ended December 31,

	2003	2002	2001

	(In thousands)
Current Expense
Federal	$10,687	$13,759	$9,461
State	4,872	1,083	490

TOTAL CURRENT EXPENSE	15,559	14,842	9,951

Deferred (Benefit) Expense
Federal	(210)	(1,899)	394
State	187	(650)	140

TOTAL DEFERRED (BENEFIT) EXPENSE	(23)	(2,549)	534

TOTAL EXPENSE	$15,536	$12,293	$10,485

      The difference between the statutory federal income tax rate and the effective federal income tax rate is as follows:

	Years Ended December 31,

	2003	2002	2001

	(In thousands)
Computed statutory federal income tax provision	$14,688	$13,075	$11,388
Nontaxable interest, net	(1,201)	(1,067)	(673)
State taxes, net of federal tax benefit	3,288	281	409
Low-income housing credits	(214)	(214)	(214)
Bank Owned Life Insurance	(652)	(652)	(633)
Other, net	(373)	870	208

TOTAL EXPENSE	$15,536	$12,293	$10,485

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During 2003, the Company recognized a $2.0 million charge to state tax expense, net of interest and income tax benefits, due to a settlement with the Massachusetts Department of Revenue on a state tax dispute related to Real Estate Investment Trusts (“REIT”). This amount is included in the above reconciliation of the statutory rate within state taxes.

      The net deferred tax asset that is included in other assets amounted to approximately $1.0 million at December 31, 2003 and the net deferred tax liability that was included in other liabilities amounted to approximately $6.6 million in 2002. The tax-effected components of the net deferred tax asset/ (liability) at December 31, 2003 and 2002 are as follows:

	At Years Ended
	December 31,

	2003	2002

	(In thousands)
Deferred Tax Assets
Allowance for loan losses	$9,710	$8,905
Accrued expenses not deducted for tax purposes	1,370	1,630
Tax depreciation	0	20

TOTAL	$11,080	$10,555

Deferred Tax Liabilities
Mark to market adjustment	$(3,951)	$(5,083)
Securities fair value adjustment	(1,308)	(7,569)
Derivatives fair value adjustment	(1,144)	(2,414)
Goodwill	(2,246)	(1,088)
Tax depreciation	(706)	0
Deferred income	0	(650)
Other, net	(721)	(301)

TOTAL	$(10,076)	$(17,105)

TOTAL NET DEFERRED TAX ASSET/(LIABILITY)	$1,004	$(6,550)

(12) Employee Benefits

Pension

      All eligible officers and employees of the Bank, which includes substantially all employees of the Bank, are included in a noncontributory, defined benefit pension plan (the “Pension Plan”) provided by the Bank. The Pension Plan is administered by Pentegra (the “Fund”). The Fund does not segregate the assets or liabilities of all participating employers and, accordingly, disclosure of accumulated vested and nonvested benefits is not possible. Contributions are based on each individual employer’s experience. The pension plan year is July 1st through June 30th. In 2003 the Bank made contributions to the Fund of $841,000. Total contributions for the plan year will be $1.7 million. No contributions to the plan were required for the 2002 or 2001 plan years.

Post-Retirement Benefits

      Employees retiring from the Bank after attaining age 65 who have rendered at least 10 years of continuous service to the Bank are entitled to have a portion of the premium for post-retirement health care benefits and a $5,000 death benefit paid by the Bank. The health care benefits are subject to deductibles, co-payment provisions and other limitations. The Bank may amend or change these benefits periodically.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Effective January 1, 1993, the Company adopted SFAS No. 106, “Employers’ Accounting for Post-Retirement Benefits Other Than Pensions,” which requires the recognition of post-retirement benefits over the service lives of the employees rather than on a cash basis. The Company elected to recognize its accumulated benefit obligation of approximately $678,000 at January 1, 1993 prospectively on a straight-line basis over the average service life expectancy of current retirees, which is anticipated to be less than 20 years.

      Post-retirement benefit expense was $177,000, $171,000 and $152,000 in 2003, 2002 and 2001, respectively. Contributions paid to the plan, which were used only to pay the current year benefits were $54,000, $61,000, and $79,000 for 2003, 2002, and 2001, respectively. The Company’s best estimate of contributions expected to be paid in 2004 is $55,000.

      The measurement date used to determine the post retirement plan benefits is December 31st for each of the years reported. The following table illustrates the status of the post-retirement benefit plan at December 31 for the years presented:

	Post-Retirement Benefits

	2003	2002	2001

	(Dollars in thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$971	$927	$640
Service cost	65	62	53
Interest cost	65	63	60
Other	95	(20)	253
Benefits paid	(54)	(61)	(79)

Benefit obligation at end of year	1,142	971	927

Funded Status	(1,142)	(971)	(927)
Unrecognized net actuarial gain	75	(20)	—
Unrecognized net transition liability	300	334	368
Unrecognized prior service cost	79	91	103

Accrued benefit cost	$(688)	$(566)	$(456)

Weighted-average assumptions
Discount rate used for net periodic benefit cost	7.00%	7.00%	7.00%
Discount rate used for benefit obligations	6.25%	7.00%	7.00%
Components of net periodic benefit cost
Service cost	$65	$62	$53
Interest cost	65	63	59
Expected return on plan assets	—	—	—
Amortization of transition obligation	34	34	34
Amortization of prior service cost	13	12	6
Recognized net actuarial (gain) loss	—	—	—

Net periodic benefit cost	$177	$171	$152

Supplemental Executive Retirement Plans

      The Bank maintains supplemental retirement plans for highly paid employees designed to offset the impact of regulatory limits for pension plans for these highly paid employees under qualified pension plans. There are supplemental retirement plans in place for seven current and four former employees.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In connection with these plans, the Bank had entered into Split Dollar Life Insurance policies with six of these individuals, one of which is a former executive. In 2003, in response to changes to regulatory and IRS treatment of Split Dollar Life Insurance policies, which would require premium payments by the Bank on these policies to be considered a loan to the employee, the Bank and the individuals transferred 100% ownership of these policies to the Bank for those policies in which payments were still required. The Bank is the beneficiary of the policies and they are included as BOLI assets of the Bank. The split dollar life policies for the former executive remains unchanged as no additional payments are required by the Bank to the policy.

      The Bank has established and funded Rabbi Trusts to accumulate funds in order to satisfy the contractual liability of the supplemental retirement plan benefits for two highly paid employees. These agreements provide for the Bank to pay all benefits from its general assets, and the establishment of these trust funds does not reduce nor otherwise affect the Bank’s continuing liability to pay benefits from such assets except that the Bank’s liability shall be offset by actual benefit payments made from the trusts. The related trust assets totaled $1,171,000 and $1,075,000 at December 31, 2003 and 2002, respectively.

      At December 31, 2003 and 2002, the Company’s liability for these plans was $1,444,000 and $1,133,000, respectively. Supplemental retirement expense amounted to $377,000, $799,000, and $272,000 for fiscal years 2003, 2002, and 2001, respectively. Contributions paid to the plan, which were used only to pay the current year benefits were $67,000 in 2003 and $25,000 for both 2002 and 2001. The Company’s best estimate of contributions expected to be paid in 2004 is $124,000.

      In 2003, in connection with the revisions to supplemental executive retirement plans described above, the Company elected to account for these plans under SFAS No. 87, “Employers’ Accounting for Pensions.” The Company has elected to recognize its additional benefit obligation that had not been recorded as of the beginning of the year of approximately $537,000 and will be amortizing this amount prospectively on a straight-line basis over the average service life expectancy of the beneficiaries of approximately 13 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The measurement date used to determine the supplemental executive retirement plans benefits is December 31, 2003. The following table illustrates the status of the supplemental executive retirement plans at December 31, 2003:

2003

(Dollars in
thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$1,133
Service cost	223
Interest cost	111
Unamortized prior service cost	537
Actuarial loss	105
Benefits paid	(67)

Benefit obligation at end of year	2,042
Funded status	(2,042)
Unrecognized net actuarial loss	4
Unrecognized net transition obligation	101
Unrecognized prior service cost	$494

Accrued benefit cost	(1,443)
Weighted-average assumptions
Discount rate used for net periodic benefit cost	6.75%
Discount rate used for benefit obligation	6.25%
Expected return on plan assets	—
Rate of compensation increase	5.00%
Components of net periodic benefit cost
Service cost	$223
Interest cost	111
Expected return on plan assets	—
Amortization of net transition obligation	—
Amortization of prior service cost	43
Recognized net actuarial (gain) loss	$—

Net periodic benefit cost	377
Accumulated benefit obligation
Accumulated benefit obligation	$1,551

Other Employee Benefits

      In 1994, the Bank implemented an incentive compensation plan in which senior management, and officers are eligible to participate at varying levels. The plan provides for awards based upon the attainment of a combination of Bank, divisional and individual performance objectives. In addition, the Bank from time to time has paid a discretionary bonus to non-officers of the bank. The expense for this plan and the discretionary bonus amounted to $3.0 million, $2.9 million and $2.6 million in 2003, 2002 and 2001, respectively.

      Also, in 1994, the Bank amended its Profit Sharing Plan by converting it to an Employee Savings Plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Employee Savings Plan, participating employees may defer a portion of their pre-tax earnings, not to exceed

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Internal Revenue Service annual contribution limits. The Bank matches 50% of each employee’s contributions up to 6% of the employee’s earnings. In 2003, 2002 and 2001, the expense for this plan amounted to $655,000, $601,000 and $526,000, respectively.

      The Company also maintains a deferred compensation plan for the Company’s Board of Directors. The Board of Directors are entitled to elect to defer their director’s fees until retirement. If the Director elects to do so, their compensation is invested in the Company’s stock and maintained within the Company’s Investment Management Group. The amount of compensation deferred in 2003, 2002, and 2001 was $54,000, $81,000, and $63,000, respectively. The Company has 173,421 treasury shares provided for the plan with a related liability of $1.3 million established within shareholders’ equity.

      In 1998, the Bank purchased $30.0 million of Bank Owned Life Insurance. The Bank purchased these policies for the purpose of protecting itself against the cost/loss due to the death of key employees and to offset the Bank’s future obligations to its employees under its retirement and benefit plans. As discussed above under Post Retirement Benefits, additional policies covering the Senior Executives of the Bank were added in 2003. The value of this life insurance was $40.5 million and $37.1 million at December 31, 2003 and 2002, respectively. The Bank recorded income from Bank Owned Life Insurance of $1.9 million in both 2003 and 2002, and $1.8 million in 2001.

      The Company has entered into Employment Agreements with its President and Chief Executive Officer, two Executive Vice Presidents, Chief Financial Officer, General Counsel, Chief Risk Officer and one Senior Vice President. The agreements generally provide for the continued payment of specified compensation and benefits upon termination without cause for eighteen months for the Chief Executive Officer, and one year for the other executives. In the event of a change in control, as defined in the agreements, payments will also be provided, upon termination without cause or resignation for good reason of the Chief Executive Officer, for three years grossed up for any amounts in excess of IRS 280G limitations. In addition, in the event of a change in control, as defined in the agreements, payments will also be provided for two years to the two Executive Vice Presidents, Chief Financial Officer, General Counsel, Chief Risk Officer and one Senior Vice President, upon involuntary termination or upon voluntary termination during a thirty day window period beginning one year after a change of control. Additionally, certain Senior Vice Presidents and key personnel are provided severance of one year salary in the event of a change of control for the Company.

(13) Other Non-interest Expenses

      Included in other non-interest expenses for each of the three years in the period ended December 31, 2003, 2002 and 2001 were the following:

	2003	2002	2001

	(In thousands)
Debit card & ATM processing	$546	$519	$530
Legal fees	534	537	535
Loss on CRA investment	386	996	101
Office supplies and printing	524	826	828
Postage expense	1,034	998	1,045
Software maintenance	628	685	670
Other non-interest expenses	8,175	8,510	7,413

TOTAL	$11,827	$13,071	$11,122

(14) Fair Value of Financial Instruments

      SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” (SFAS No. 107), requires disclosure of fair value information about financial instruments for which it is practicable to estimate that

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value, whether or not recognized on the balance sheet. In cases where quoted fair values are not available, fair values are based upon estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates can not be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument.

      The carrying amount reported on the balance sheet for cash, federal funds sold and assets purchased under resale agreements, and interest-bearing deposits (excluding time deposits) approximates those assets’ fair values. SFAS No. 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table reflects the book and fair value of financial instruments, including on-balance sheet and off-balance sheet instruments as of December 31, 2003 and 2002.

	2003		2002

	Book Value	Fair Value	Book Value	Fair Value

	(In thousands)		(In thousands)
FINANCIAL ASSETS
Cash and Due From Banks	$75,495	$75,495	$71,317	$71,317	(a)
Federal Funds Sold & Short Term Investments	0	0	3,169	3,169	(a)
Securities Held To Maturity	121,894	127,270	149,071	152,567	(b)
Securities Available For Sale	527,507	527,507	501,828	501,828	(b)
Trading Assets	1,171	1,171	1,075	1,075	(b)
Federal Home Loan Bank Stock	21,907	21,907	17,036	17,036	(c)
Net Loans	1,556,501	1,595,373	1,398,923	1,469,913	(d)
Loans Held For Sale	1,471	1,488	11,291	11,376	(b)
Mortgage Servicing Rights	3,178	3,178	2,039	2,039	(f)
Bank Owned Life Insurance	40,486	40,486	37,133	37,133	(b)
FINANCIAL LIABILITIES
Demand Deposits	448,452	448,452	429,042	429,042	(e)
Savings and Interest Checking Accounts	535,870	535,870	464,318	464,318	(e)
Money Market and Super Interest Checking Accounts	347,530	347,530	320,819	320,819	(e)
Time Deposits	451,486	451,873	474,553	477,133	(f)
Federal Funds Purchased and Assets Sold Under Repurchase Agreements	39,425	39,425	58,092	58,092	(f)
Treasury Tax and Loan Notes	4,808	4,808	6,471	6,471	(a)
Federal Home Loan Bank Borrowings	371,136	370,465	297,592	303,237	(f)
Corporation-obligated mandatorily redeemable trust preferred securities of subsidiary trust holding solely junior subordinated debentures of the Corporation	47,857	52,257	47,774	49,454	(f)
UNRECOGNIZED FINANCIAL INSTRUMENTS
Standby Letters of Credit	—	42	—	50	(g)
FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET NOTIONAL AMOUNTS
Interest Rate Swap Agreements	(1,558)	(1,558)	(677)	(677	)(b)
Forward Commitments to Sell Loans	(2)	(2)	(256)	(256	)(b)
Commitments to Originate Fixed Rate Loans	89	89	532	532	(b)

(a)	Book value approximates fair value due to short term nature of these instruments.

(b)	Fair value was determined based on market prices or dealer quotes.

(c)	Federal Home Loan Bank stock is redeemable at cost.

(d)	The fair value of loans was estimated by discounting anticipated future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

(e)	Fair value is presented as equaling book value. SFAS No. 107 requires that deposits which can be withdrawn without penalty at any time be presented at such amount without regard to the inherent value of such deposits and the Bank’s relationship with such depositors.

(f)	The fair value of these instruments is estimated by discounting anticipated future cash payments using rates currently available for instruments with similar remaining maturities.

(g)	The fair value of these instruments was estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of customers.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Off-balance sheet financial instruments whose contractual amounts present credit risk include the following at December 31, 2003 and 2002.

	2003	2002

	(In thousands)
Commitments to extend credit:
Fixed Rate	$7,464	$39,480
Adjustable Rate	12,886	16,893
Unused portion of existing credit lines	339,762	284,421
Unadvanced construction loans	49,678	33,322
Standby letters of credit	6,211	8,093
Interest rate swaps — notional value	50,000	50,000

      The Company’s exposure to credit loss in the event of nonperformance by the counterparty for commitments to extend credit and standby letters of credit is represented by the contractual amounts of those instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. The Bank evaluates each customer’s creditworthiness on an individual basis. The amount of collateral obtained upon extension of the credit is based upon management’s credit evaluation of the customer. Collateral varies but may include accounts receivable, inventory, property, plant and equipment and income-producing commercial real estate. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

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

      As a component of its asset/ liability management activities intended to control interest rate exposure, the Bank has entered into certain hedging transactions. Interest rate swap agreements represent transactions, which involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal amounts. On December 31, 2003 the Company had interest rate swaps with a total notional amount of $50.0 million used to hedge the variability in the cash outflows of LIBOR based borrowings attributable to changes in interest rates. Under these swaps the Company pays a fixed rate of 3.65% and receives 3 month LIBOR. On December 31, 2002 the Company had commitments to enter into the swaps outstanding at December 31, 2003. These interest rate swaps meet the criteria for cash flow hedges under SFAS No. 133. All changes in the fair value of the interest rate swaps are recorded, net of tax, through equity as other comprehensive income. These swaps had a negative fair value of $1.5 million at December 31, 2003. These commitments had a negative fair value of $677,000 at December 31, 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As a result of interest rate swaps, the Bank realized income of $2.1 million, $2.8 million and $1.7 million for the years ended December 31, 2003, 2002 and 2001, respectively. There was no impact on income as a result of hedge ineffectiveness associated with interest rate swaps.

      Entering into interest rate swap agreements involves both the credit risk of dealing with counterparties and their ability to meet the terms of the contracts and interest rate risk. While notional principal amounts are generally used to express the volume of these transactions, the amounts potentially subject to credit risk are smaller due to the structure of the agreements. The Bank is a direct party to these agreements that provide for net settlement between the Bank and the counterparty on a monthly, quarterly or semiannual basis. Should the counterparty fail to honor the agreement, the Bank’s credit exposure is limited to the net settlement amount. The Bank had $141,000 net payable at December 31, 2003. The Bank had no net receivables or net payables on interest rate swaps at December 31, 2002.

Leases

      The Company leased equipment, office space and certain branch locations under non-cancelable operating leases. The following is a schedule of minimum future lease commitments under such leases as of December 31, 2003:

Lease
Years	Commitments

(In thousands)
2004	$2,336
2005	2,080
2006	1,800
2007	1,154
2008	1,000
Thereafter	4,359

Total future minimum rentals	$12,729

      Rent expense incurred under operating leases was approximately $2.6 million in 2003, $2.4 million in 2002 and $2.6 million in 2001. Renewal options ranging from 3 to 10 years exist for several of these leases. The Company has entered into lease agreements with related third parties on substantially the same terms as those prevailing at the time for comparable transactions with unrelated parties. Rent expense incurred under related party leases was approximately $0.7 million in 2003 and 2002 and $0.6 million for 2001. In addition, the Company has a sub lease in which it earns lease income which was approximately $69,000, $77,000 and $72,000 for 2003, 2002 and 2001, respectively.

Other Contingencies

      At December 31, 2003, there were lawsuits pending that arose in the ordinary course of business. Management has reviewed these actions with legal counsel and has taken into consideration the view of counsel as to the outcome of the litigation. In the opinion of management, final disposition of these lawsuits is not expected to have a material adverse effect on the Company’s financial position or results of operations.

      The Bank is required to maintain certain reserve requirements of vault cash and/or deposits with the Federal Reserve Bank of Boston. The amount of this reserve requirement included in cash and due from banks was $4.1 million and $6.0 million at December 31, 2003 and 2002, respectively.

      On April 1, 2003 the FNMA Master commitments to deliver or sell was extended to March 31, 2004 and decreased from $115.0 million to $75.0 million (all of which is optional to the Company). On December 1, 2003, the FHLMC Master Commitment was executed with an expiration date of November 30, 2004 for $95.0 million (all of which is optional to the Company).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(16)	Corporation-Obligated Mandatorily Redeemable Trust Preferred Securities

      On December 11, 2001, Independent Capital Trust III was formed for the purpose of issuing the Trust III Preferred Securities and investing the proceeds of the sale of these securities in $25.8 million of 8.625% junior subordinated debentures issued by the Company. A total of $25 million of 8.625% Trust III Preferred Securities were issued by Trust III and are scheduled to mature in 2031, callable at the option of the Company on or after December 31, 2006. Distributions on these securities are payable quarterly in arrears on the last day of March, June, September and December, such distributions can be deferred at the option of the Company for up to five years. The Trust III Preferred Securities can be prepaid in whole or in part on or after December 31, 2006 at a redemption price equal to $25 per Trust III Preferred Security plus accumulated but unpaid distributions thereon to the date of the redemption. On December 11, 2001, Trust III also issued $0.8 million in common securities to the Company. The net proceeds of the Trust III issuance were used to redeem $25 million of 11.0% Trust Preferred Securities, issued by Trust II on January 31, 2002. Thereafter, Trust II was liquidated.

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

      The Trust Preferred Securities are presented in the consolidated balance sheets of the Company entitled “Corporation-Obligated Mandatorily Redeemable Trust Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures of the Corporation”. The Company records distributions payable on the Trust Preferred Securities as minority interest expense in its consolidated statements of income. The minority interest expense was $4.4 million, $5.0 million and $5.7 million, for the years ended December 31, 2003, 2002 and 2001, respectively.

      The cost of issuance of the trust preferred securities are being netted against the outstanding balance of the securities and are amortized to minority interest over the life of the securities on a straight-line basis. Additional costs associated with issuance are added on a periodic basis. Upon the Company’s exercise of the call option on Trust I and Trust II, the remaining balances were written off net of tax as a direct charge to equity of $738,000 on January 31, 2002 and of $767,000 on May 20, 2002. The remaining unamortized issuance costs at December 31, 2003 were $1.1 million and $1.0 million for Trust III and IV, respectively. The unamortized issuance costs at December 31, 2002 were $1.2 million and $1.1 million, respectively. Amortization expense related to these issuance costs was $103,000 in 2003 and $92,000 in 2002,

      The Company unconditionally guarantees all Trust III and Trust IV obligations under the trust preferred securities.

      In December 2003, the Company’s Board of Directors declared a cash dividend of $0.54 and $0.52 per share to stockholders of record of Trust III and Trust IV, respectively, as of the close of business on December 30, 2003. The dividend was paid on December 31, 2003.

      In December 2003, the FASB issued guidance (revised FIN No. 46) which in part specifically addresses limited purpose trusts formed to issue trust preferred securities. The guidance will require the Company to deconsolidate its investment in Capital Trust III and IV as of March 31, 2004. Deconsolidating these entities will result in the Company classifying its obligation to the trusts, its junior subordinated debentures, as debt.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Currently, the obligation recognized is that to the owners of the trust preferred securities and is recorded on the mezzanine section of the balance sheet, between liabilities and equity, as Corporation-Obligated Mandatorily Redeemable Trust Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures of the Corporation. Additionally, the interest expense related to these debentures and the amortization of the issuance costs will no longer be classified as minority interest, it will then be recorded as a component of net interest margin. As a result of this reclassification there will be no impact to net income.

(17)	Regulatory Capital Requirements

      The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

      Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2003 that the Company and the Bank met all capital adequacy requirements to which they are subject.

      As of December 31, 2003, the most recent notification from the Federal Deposit Insurance Corporation, and the Commonwealth of Massachusetts relating to the Bank, categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized an insured depository institution must maintain minimum Total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company’s and the Bank’s actual capital amounts and ratios are also presented in the table.

								To be Well Capitalized
								Under Prompt
				For Capital				Corrective Action
	Actual			Adequacy Purposes				Provisions

	Amount	Ratio		Amount		Ratio		Amount		Ratio

	(Dollars in thousands)
As of December 31, 2003:
Company: (Consolidated)
Total capital (to risk weighted assets)	$202,669	12.25%	>	$132,326	>	8.0%		N/A		N/A
Tier 1 capital (to risk weighted assets)	181,962	11.00	>	66,163	>	4.0		N/A		N/A
Tier 1 capital (to average assets)	181,962	7.60	>	95,828	>	4.0		N/A		N/A
Bank:
Total capital (to risk weighted assets)	$192,668	11.66%	>	$132,147	>	8.0%	>	$165,184	>	10.0%
Tier 1 capital (to risk weighted assets)	171,989	10.41	>	66,074	>	4.0	>	99,110	>	6.0
Tier 1 capital (to average assets)	171,989	7.18	>	95,837	>	4.0	>	119,796	>	5.0
As of December 31, 2002:
Company: (Consolidated)
Total capital (to risk weighted assets)	$179,673	11.68%	>	$123,014	>	8.0%		N/A		N/A
Tier 1 capital (to risk weighted assets)	159,380	10.37	>	61,507	>	4.0		N/A		N/A
Tier 1 capital (to average assets)	159,380	7.10	>	89,716	>	4.0		N/A		N/A
Bank:
Total capital (to risk weighted assets)	$174,283	11.35%	>	$122,887	>	8.0%	>	$153,609	>	10.0%
Tier 1 capital (to risk weighted assets)	155,055	10.09	>	61,444	>	4.0	>	92,165	>	6.0
Tier 1 capital (to average assets)	155,055	6.91	>	89,746	>	4.0	>	112,183	>	5.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(18)	Selected Quarterly Financial Data (Unaudited)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter

	2003	2002*	2003	2002*	2003	2002	2003	2002

	(Dollars in thousands, except per share data)
INTEREST INCOME	$32,363	$35,052	$32,709	$35,768	$31,935	$35,540	$31,299	$34,465
INTEREST EXPENSE	8,661	10,799	8,444	10,698	7,820	10,113	7,608	9,184

NET INTEREST INCOME	$23,702	$24,253	$24,265	$25,070	$24,115	$25,427	$23,691	$25,281

PROVISION FOR LOAN LOSSES	930	1,200	930	1,200	930	1,200	630	1,050
NON-INTEREST INCOME	5,841	5,839	6,327	5,469	7,069	5,203	5,927	6,133
NET GAIN/(LOSS) ON SECURITIES	247	—	1,956	—	124	(38)	302	38
NON-INTEREST EXPENSES	18,074	17,147	18,057	17,687	18,145	17,749	17,610	18,670
IMPAIRMENT CHARGES	—	—	—	4,372	—	—	—	—
PREPAYMENT PENALTY ON BORROWINGS	—	—	1,941	—	—	—	—	—
MINORITY INTEREST	1,090	1,469	1,083	1,399	1,095	1,082	1,084	1,091
PROVISION FOR INCOME TAXES	7,266	3,432	1,365	1,654	3,620	3,588	3,285	3,618

NET INCOME	$2,430	$6,844	$9,172	$4,227	$7,518	$6,973	$7,311	$7,023

LESS: TRUST PREFERRED ISSUANCE COSTS WRITE-OFF (NET OF TAX	—	$738	—	$767	—	—	—

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$2,430	$6,106	$9,172	$3,460	$7,518	$6,973	$7,311	$7,023

BASIC EARNINGS PER SHARE	$0.17	$0.43	$0.63	$0.24	$0.52	$0.48	$0.50	$0.49

DILUTED EARNINGS PER SHARE	$0.17	$0.42	$0.63	$0.24	$0.51	$0.48	$0.49	$0.48

Weighted average common shares (Basic)	14,497,817	14,346,304	14,525,868	14,414,068	14,582,168	14,446,066	14,622,273	14,456,521
Common stock equivalents	161,463	245,505	143,066	224,669	189,656	163,950	212,581	182,802
Weighted average common shares (Diluted)	14,659,280	14,591,809	14,668,934	14,638,737	14,771,824	14,610,016	14,834,854	14,639,323

*	Reflects the restatement of the nonamortization of goodwill in accordance with SFAS No. 147.

(19)	Parent Company Financial Statements

      Condensed financial information relative to the Parent Company’s balance sheets at December 31, 2003 and 2002 and the related statements of income and cash flows for the years ended December 31, 2003, 2002, and 2001 are presented below. The statement of stockholders’ equity is not presented below as the parent company’s stockholders’ equity is that of the consolidated Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

BALANCE SHEETS

	At December 31,

	2003	2002

	(In thousands)
Assets:
Cash*	$9,889	$5,037
Investments in subsidiaries*	212,831	206,828
Other investments	—	—
Deferred tax asset	156	—
Other assets	590	590

Total assets	$223,466	$212,455

Liabilities and Stockholders’ Equity:
Dividends payable	$1,902	$1,735
Junior subordinated debentures	51,546	51,546
Deferred stock issuance costs	(2,143)	(2,225)
Deferred tax liability	—	(810)
Accrued federal income taxes	304	964
Accrued state income taxes	—	3
Other liabilities	10	—

Total liabilities	51,619	51,213
Stockholders’ equity	171,847	161,242

Total liabilities and stockholders’ equity	$223,466	$212,455

*	Eliminated in consolidation

STATEMENTS OF INCOME

	Years Ended December 31,

	2003	2002	2001

	(In thousands)
Income:
Dividends received from subsidiaries	$11,958	$12,623	$11,875
Interest income	59	158	97

Total income	12,017	12,781	11,972

Expenses:
Interest expense	4,381	5,068	5,709
Other expenses	452	205	322

Total expenses	4,833	5,273	6,031

Income before income taxes and equity in undistributed income of subsidiaries	7,184	7,508	5,941
Equity in undistributed income of subsidiaries	16,544	14,941	13,795
Income tax benefit	2,703	2,617	2,316

Net income	$26,431	$25,066	$22,052

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2003	2002	2001

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$26,431	$25,066	$22,052
ADJUSTMENTS TO RECONCILE NET INCOME TO CASH PROVIDED FROM OPERATING ACTIVITIES:
Amortization	103	125	277
Deferred Issuance Costs on Trust Preferred Securities	—	(1,245)	(1,117)
(Increase) Decrease in other assets	(154)	11	(24)
Increase (Decrease) in other liabilities	137	(132)	852
Equity in income of subsidiaries	(16,544)	(14,941)	(13,794)

TOTAL ADJUSTMENTS	(16,458)	(16,182)	(13,806)

NET CASH PROVIDED FROM OPERATING ACTIVITIES	9,973	8,884	8,246

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Investment in subsidiary — Independent Capital Trust III	—	—	(773)
Capital Investment in subsidiary — Independent Capital Trust IV	—	(773)	—
Redemption of Common Stock in Independent Capital Trust I	—	889	—
Redemption of Common Stock in Independent Capital Trust II	—	773	—

NET CASH PROVIDED FROM (USED IN) INVESTING ACTIVITIES	—	889	(773)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock issued and stock options exercised	2,293	1,513	647
Issuance of junior subordinated debentures	—	25,773	25,773
Redemption of junior subordinated debentures	—	(55,412)	—
Treasury Stock Repurchase	—	—	—
Dividends paid	(7,414)	(6,776)	(6,150)

NET CASH (USED IN) PROVIDED FROM FINANCING ACTIVITIES	(5,121)	(34,902)	20,270

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,852	(25,129)	27,743
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE YEAR	5,037	30,166	2,423

CASH AND CASH EQUIVALENTS AT THE END OF THE YEAR	$9,889	$5,037	$30,166

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Income taxes	$912	$456	$383
Interest on junior subordinated debentures	$4,381	$5,068	$5,709
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of shares from Treasury Stock for the exercise of stock options	2,607	2,077	1,126

(20)	Subsequent Events

      On January 9, 2004, Independent Bank Corp. announced that it had reached a definitive agreement to acquire Falmouth Bancorp, Inc. (AMEX: FCB), the parent of Falmouth Bank, in a part cash, part stock transaction valued at approximately $36.9 million, including approximately $2.5 million in cash that will be

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

paid to Falmouth Bancorp option holders in exchange for the cancellation of those options. The $36.9 million transaction value is derived by using Independent Bank Corp.’s closing price per share on January 8, 2004 of $29.00 for the stock component of the transaction. The terms of the definitive agreement call for half of the outstanding shares of Falmouth Bancorp, Inc. to be converted into 1.28 shares of Independent Bank Corp. and for the other half of the outstanding Falmouth shares to be purchased for $38.00 in cash.

      Falmouth Bancorp, Inc., headquartered in Falmouth, Massachusetts, has $166.1 million in assets and four branches located within Barnstable County, Massachusetts: East and North Falmouth, Falmouth, and Bourne. Barnstable County has one of the fastest growing populations in Massachusetts.

      The transaction is intended to qualify as a tax-free reorganization for federal income tax purposes and to provide a tax-free exchange of shares.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None

Item 9A.	Controls and Procedures

      As of the date of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to the Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a-15(b). Based upon that evaluation, the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic Securities and Exchange Commission (“SEC”) filings. There have been no changes in the Company’s internal controls or in other factors which could significantly affect these controls over financial reporting that have materially affected, or are, are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

      There have been no changes in the Company’s internal controls or in other factors which could significantly affect these controls over financial reporting that have materially affected, or are, are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART III

Item 10.	Directors and Executive Officers of Independent Bank Corp.

      The information required herein is incorporated by reference from the Company’s proxy statement (the “Definitive Proxy Statement”) relating to its April 22, 2004, Annual Meeting of Stockholders that will be filed with the Commission within 120 days following the fiscal year end December 31, 2003.

Item 11.	Executive Compensation

      The information required herein is incorporated by reference to “Executive Compensation” in the Definitive Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders’ Matters

      The information required herein is incorporated by reference from the Definitive Proxy Statement.

Item 13.	Certain Relationships and Related Transactions

      The information required herein is incorporated by reference from the Definitive Proxy Statement.

Item 14.	Principal Accountant Fees and Services

      Information with respect to this item is set forth under “Report of the Joint Audit Committee of the Company and of Rockland Trust” in the Proxy Statement. Such information is incorporated herein by reference.

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) Documents Filed as Part of this Report

(1) The following financial statements are incorporated herein by reference from Item 8 hereto:

Reports of Independent Public Accountants.

Consolidated balance sheets as of December 31, 2003 and 2002.

Consolidated statements of income for each of the years in the three-year period ended December 31, 2003.

Consolidated statements of stockholders’ equity for each of the years in the three-year period ended December 31, 2003.

Consolidated statements of comprehensive income for each of the years in the three-year period ended December 31, 2003.

Consolidated statements of cash flows for each of the years in the three-year period ended December 31, 2003.

Notes to Consolidated Financial Statements.

(2) All schedules for which provision is made in the applicable accounting regulations of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

(3) The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

EXHIBIT INDEX

No.		Exhibit

3	.(i)	Restated Articles of Organization, as amended to date, incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 1993.
3	.(ii)	Bylaws of the Company, as amended to date, incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2000. On September 14, 2000, section 2 of the Company’s By-Laws were amended so as to require an agreement of at least two thirds (rather than a majority) of shareholders to call a special shareholders meeting.
3	.(iii)	Bylaws of the Company, as amended as of January 9, 2003, incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2003.
4.1		Specimen Common Stock Certificate, incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 1992.
4.2		Specimen Preferred Stock Purchase Rights Certificate, incorporated by reference to the Company’s Form 8-A Registration Statement filed by the Company on November 5, 2001.
4.3		Indenture of Registrant relating to the 8.625% Junior Subordinated Debentures issued Independent Capital Trust III, incorporated by reference to the Form 8-K filed by the Company on April 18, 2002.
4.4		Form of Certificate of 8.625% Junior Subordinated Debenture (included as Exhibit A to Exhibit 4.3).
4.5		Amended and Restated Declaration of Trust for Independent Capital Trust III, incorporated by reference to the Form 8-K filed by the Company on April 18, 2002.
4.6		Form of Preferred Security Certificate for Independent Capital Trust III (included as Exhibit D to Exhibit 4.5).
4.7		Preferred Securities Guarantee Agreement of Independent Capital Trust III, incorporated by reference to the Form 8-K filed by the Company on April 18, 2002.
4.8		Indenture of Registrant relating to the 8.375% Junior Subordinated Debentures issued to Independent Capital Trust IV, incorporated by reference to the Form 8-K filed by the Company on April 18, 2002.
4.9		Form of Certificate of 8.375% Junior Subordinated Debenture (included as Exhibit A to Exhibit 4.8).
4.10		Amended and Restated Declaration of Trust for Independent Capital Trust IV, incorporated by reference to the Form 8-K filed by the Company on April 18, 2002.
4.11		Form of Preferred Security Certificate for Independent Capital Trust IV (included as Exhibit D to Exhibit 4.10).
4.12		Preferred Securities Guarantee Agreement of Independent Capital Trust IV, incorporated by reference to the Form 8-K filed by the Company on April 18, 2002.
10.1		Amended and Restated Independent Bank Corp. 1987 Incentive Stock Option Plan (“Stock Option Plan”) (Management contract under Item 601(10)(iii)(A)). Incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 1994.
10.2		Independent Bank Corp. 1996 Non-Employee Directors’ Stock Option Plan (Management contract under Item 901(10)(iii)(A)). Incorporated by reference to the Company’s Definitive Proxy Statement for the 1996 Annual Meeting of Stockholders filed with the Commission on March 19, 1996.
10.3		Independent Bank Corp. 1997 Employee Stock Option Plan (Management contract under Item 601 (10)(iii)(A)). Incorporated by reference to the Company’s Definitive Proxy Statement for the 1997 Annual Meeting of Stockholders filed with the Commission on March 20, 1997.
10.4		Renewal Rights Agreement noted as of September 14, 2000 by and between the Company and Rockland, as Rights Agent (Exhibit to Form 8-K filed on October 23, 2000). Incorporated by reference to the Company’s Definitive Proxy Statement for the 1997 Annual Meeting of Stockholders filed with the Commission on March 20, 1997.

No.		Exhibit

10.5		Amendment No. 1 to Third Amended and Restated Employment Agreement by and among the Company, Rockland and Douglas H. Philipsen, dated June 25, 1997 (“Philipsen Employment Agreement”) (Management contract under Item 601(10)(iii)(A)). Incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 1998.
10	.5.1	Amendment No. 2 to Third Amended and Restated Employment Agreement between Douglas H. Philipsen and the Company and Rockland Trust dated January 9, 2003, is an exhibit to Form 8-K filed on January 9, 2003.
10.6		Amendment No. 1 to Second Amended and Restated Employment Agreement by and between Rockland Trust Company and Richard F. Driscoll, dated January 19, 1996 (the “Driscoll Agreement”). (Management contract under Item 601 (10)(iii)(A)). Incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 1998. Employment Agreements by and between Rockland Trust Company and Edward H. Seksay, Ferdinand T. Kelley, Denis K. Sheahan and Raymond G. Fuerschbach, respectively. Incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2001.
10.7		Independent Bank Corp. Deferred Compensation Program for Directors (restated as amended as of December 1, 2000). Incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2000.
8		Master Securities Repurchase Agreement, incorporated by reference to Form S-1 Registration Statement filed by the Company on September 18, 1992.
10.9		Purchase and Assumption Agreement, dated as of September 27, 1999, by and between Rockland Trust Company and Fleet Financial Group, Inc. (Exhibit to Form 8-K filed on October 1, 1999).
10.10		Employment Agreement between Christopher Oddleifson and the Company and Rockland Trust dated January 9, 2003 is filed as an exhibit under the Form 8-K file on January 9, 2003.
10.11		Employment agreement between Edward F. Jankowski and the Company and Rockland Trust dated November 11, 2003 is filed here with.
21		Subsidiaries of the Registrant, incorporated by reference to Form S-3 Registration Statement filed by the Company on October 28, 1999.
23		Consent of Independent Public Accountants.
31.1		Section 302 Certification of Sarbanes-Oxley Act of 2003 is attached hereto.
31.2		Section 302 Certification of Sarbanes-Oxley Act of 2003 is attached hereto.
32		Section 906 Certification of Sarbanes-Oxley Act of 2003 is attached hereto.

      (b) The following Form 8-K’s were filed by the Company during the fourth quarter of 2003:

•	October 9, 2003 — Relating to the third quarter’s earnings release.

•	October 10, 2003 — Relating to the quarterly earnings conference call.

•	December 11, 2003 — Relating the quarterly common dividend.

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

INDEPENDENT BANK CORP.

/s/ CHRISTOPHER ODDLEIFSON

Christopher Oddleifson,
Chief Executive Officer and President

Date: February 12, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. Each person whose signature appears below hereby makes, constitutes and appoints Christopher Oddleifson and Denis K. Sheahan and each of them acting individually, his true and lawful attorneys, with full power to sign for such person and in such person’s name and capacity indicated below any and all amendments to this Form 10-K, hereby ratifying and confirming such person’s signature as it may be signed by said attorneys to any and all amendments.

/s/ RICHARD S. ANDERSON Richard S. Anderson	Director	Date: February 12, 2004

/s/ W. PAUL CLARK W. Paul Clark	Director	Date: February 12, 2004

/s/ ALFRED L. DONOVAN Alfred L. Donovan	Director	Date: February 12, 2004

/s/ BENJAMIN A. GILMORE, II Benjamin A. Gilmore, II	Director	Date: February 12, 2004

/s/ E. WINTHROP HALL E. Winthrop Hall	Director	Date: February 12, 2004

/s/ KEVIN J. JONES Kevin J. Jones	Director	Date: February 12, 2004

/s/ CHRISTOPHER ODDLEIFSON Christopher Oddleifson	Director	Date: February 12, 2004

/s/ RICHARD H. SGARZI Richard H. Sgarzi	Director	Date: February 12, 2004

/s/ JOHN H. SPURR, JR. John H. Spurr, Jr.	Director	Date: February 12, 2004

/s/ ROBERT D. SULLIVAN Robert D. Sullivan	Director	Date: February 12, 2004

/s/ BRIAN S. TEDESCHI Brian S. Tedeschi	Director	Date: February 12, 2004

/s/ THOMAS J. TEUTEN Thomas J. Teuten	Director and Chairman of the Board	Date: February 12, 2004

/s/ DENIS K. SHEAHAN Denis K. Sheahan	Chief Financial Officer and Treasurer (principal financial and accounting officer)	Date: February 12, 2004