Form 10-Q
period 2004-03-31
INDEPENDENT BANK CORP
filed 2004-05-06
CIK 776901

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004
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

Yes X                      No

     As of May 3, 2004, there were 14,694,652 shares of the issuer’s common stock outstanding, par value $.01 per share.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

INDEPENDENT BANK CORP.

CONSOLIDATED BALANCE SHEETS
(Unaudited, Dollars In Thousands, Except Share Amounts)

	March 31,	December 31,
	2004	2003
ASSETS
CASH AND DUE FROM BANKS	$68,548	$75,495
SECURITIES
Trading Assets	1,530	1,171
Securities Available for Sale	594,964	527,507
Securities Held to Maturity (fair value $125,829 and $127,271)	118,328	121,894
Federal Home Loan Bank Stock	21,907	21,907

TOTAL SECURITIES	736,729	672,479

LOANS
Commercial & Industrial	181,475	171,230
Commercial Real Estate	551,883	564,890
Residential Real Estate	340,276	324,052
Residential Loans Held for Sale	4,730	1,471
Commercial Construction	79,330	75,380
Residential Construction	8,460	9,633
Consumer - Installment	318,951	301,801
Consumer - Other	140,788	132,678

TOTAL LOANS	1,625,893	1,581,135
LESS: ALLOWANCE FOR LOAN LOSSES	(23,467)	(23,163)

NET LOANS	1,602,426	1,557,972

BANK PREMISES AND EQUIPMENT, Net	32,949	32,477
GOODWILL	36,236	36,236
MORTGAGE SERVICING RIGHTS	2,977	3,178
BANK OWNED LIFE INSURANCE	40,960	40,486
OTHER ASSETS	21,090	18,432

TOTAL ASSETS	$2,541,915	$2,436,755

LIABILITIES
DEPOSITS
Demand Deposits	$438,116	$448,452
Savings and Interest Checking Accounts	539,178	535,870
Money Market and Super Interest Checking Accounts	391,010	347,530
Time Certificates of Deposit over $100,000	119,700	118,594
Other Time Certificates of Deposits	353,071	332,892

TOTAL DEPOSITS	1,841,075	1,783,338

FEDERAL FUNDS PURCHASED AND ASSETS SOLD UNDER REPURCHASE AGREEMENTS	43,088	39,425
TREASURY TAX AND LOAN NOTES	3,218	4,808
FEDERAL HOME LOAN BANK BORROWINGS	398,485	371,136
JUNIOR SUBORDINATED DEBENTURES	51,546	—
OTHER LIABILITIES	23,736	18,344

TOTAL LIABILITIES	$2,361,148	$2,217,051

COMMITMENTS AND CONTINGENCIES
CORPORATION-OBLIGATED MANDATORILY REDEEMABLE TRUST PREFERRED SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES OF THE CORPORATION
Outstanding: 2,000,000 shares	$—	$47,857

STOCKHOLDERS’ EQUITY
PREFERRED STOCK, $.01 par value. Authorized: 1,000,000 Shares
Outstanding: None	—	—
COMMON STOCK, $.01 par value. Authorized: 30,000,000
Issued: 14,863,821 Shares at March 31, 2004 and December 31, 2003.	149	149
TREASURY STOCK: 197,069 Shares at March 31, 2004 and 235,667 Shares at December 31, 2003.	(3,082)	(3,685)
TOTAL OUTSTANDING STOCK: 14,666,752 at March 31, 2004 and 14,628,154 at December 31, 2003.
TREASURY STOCK SHARES HELD IN RABBI TRUST AT COST	(1,304)	(1,281)
DEFERRED COMPENSATION OBLIGATION	1,304	1,281
ADDITIONAL PAID IN CAPITAL	42,206	42,292
RETAINED EARNINGS	134,408	129,760
ACCUMULATED OTHER COMPREHENSIVE INCOME, NET OF TAX	7,086	3,331

TOTAL STOCKHOLDERS’ EQUITY	180,767	171,847

TOTAL LIABILITIES, MINORITY INTEREST IN SUBSIDIARIES, AND STOCKHOLDERS’ EQUITY	$2,541,915	$2,436,755

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, Dollars In Thousands, Except Share and Per Share Data)

	THREE MONTHS ENDED
	MARCH 31,
	2004	2003
Interest on Loans	$23,278	$23,999
Taxable Interest and Dividends on Securities	7,035	7,699
Non-taxable Interest and Dividends on Securities	747	651
Interest on Federal Funds Sold and Short-Term Investments	14	14

Total Interest Income	31,074	32,363

INTEREST EXPENSE
Interest on Deposits	4,296	4,710
Interest on Borrowings	3,343	3,951

Total Interest Expense	7,639	8,661

Net Interest Income	23,435	23,702

PROVISION FOR LOAN LOSSES	744	930

Net Interest Income After Provision For Loan Losses	22,691	22,772

NON-INTEREST INCOME
Service Charges on Deposit Accounts	2,911	2,663
Investment Management Services Income	1,080	1,001
Mortgage Banking Income	736	1,059
BOLI Income	382	463
Net Gain on Sales of Securities	997	247
Other Non-Interest Income	1,149	655

Total Non-Interest Income	7,255	6,088

NON-INTEREST EXPENSE
Salaries and Employee Benefits	10,966	10,368
Occupancy and Equipment Expenses	2,288	2,407
Data Processing & Facilities Management	1,057	1,058
Other Non-Interest Expense	4,655	4,241

Total Non-Interest Expense	18,966	18,074

Minority Interest Expense	1,072	1,090

INCOME BEFORE INCOME TAXES	9,908	9,696
PROVISION FOR INCOME TAXES	3,208	7,266

NET INCOME	$6,700	$2,430

BASIC EARNINGS PER SHARE	$0.46	$0.17

DILUTED EARNINGS PER SHARE	$0.45	$0.17

Weighted average common shares (Basic)	14,651,901	14,497,817
Common stock equivalents	205,330	161,463

Weighted average common shares (Diluted)	14,857,231	14,659,280

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited - Dollars in Thousands, Except Per Share Data)

					ACCUMULATED
			ADDITIONAL		OTHER
	COMMON	TREASURY	PAID-IN	RETAINED	COMPREHENSIVE
	STOCK	STOCK	CAPITAL	EARNINGS	INCOME	TOTAL
BALANCE DECEMBER 31, 2002	$149	($6,292)	$41,994	$110,910	$14,481	$161,242

Net Income				26,431		26,431
Cash Dividends Declared ($.52 per share)				(7,581)		(7,581)
Write-Off of Stock Issuance Costs, Net of Tax
Proceeds From Exercise of Stock Options		2,607	(314)			2,293
Tax Benefit on Stock Option Exercise			612			612
Change in Fair Value of Derivatives During Period, Net of Tax and Realized Gains					(1,899)	(1,899)
Change in Unrealized Gain on Securities Available For Sale, Net of Tax and Realized Gains					(9,251)	(9,251)

BALANCE DECEMBER 31, 2003	$149	($3,685)	$42,292	$129,760	$3,331	$171,847

BALANCE DECEMBER 31, 2003	$149	($3,685)	$42,292	$129,760	$3,331	$171,847

Net Income				6,700		6,700
Cash Dividends Declared ($.14 per share)				(2,052)		(2,052)
Proceeds From Exercise of Stock Options		603	(104)			499
Tax Benefit on Stock Option Exercise			18			18
Change in Fair Value of Derivatives During Period, Net of Tax and Realized Gains					(799)	(799)
Change in Unrealized Gain on Securities Available For Sale, Net of Tax and Realized Gains					4,554	4,554

BALANCE MARCH 31, 2004	$149	($3,082)	$42,206	$134,408	$7,086	$180,767

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited- In Thousands)

	THREE MONTHS ENDED
	MARCH 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$6,700	$2,430
ADJUSTMENTS TO RECONCILE NET INCOME TO
NET CASH PROVIDED FROM OPERATING ACTIVITIES:
Depreciation and amortization	1,422	1,471
Provision for loan losses	744	930
Deferred income tax (expense)/benefit	2,069	1,115
Loans originated for resale	(50,005)	(75,562)
Proceeds from mortgage loan sales	46,855	65,767
Gain on sale of mortgages	(109)	(433)
Gain on sale of investments	(997)	(247)
Gain recorded from mortgage servicing rights, net of amortization	(201)	(133)
Changes in assets and liabilities:
(Increase) Decrease in other assets	(150)	2,263
Increase in other liabilities	547	8,659

TOTAL ADJUSTMENTS	175	3,830

NET CASH PROVIDED FROM OPERATING ACTIVITIES	6,875	6,260

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal repayments of Securities Held to Maturity	3,553	8,233
Proceeds from maturities and principal repayments and sales of Securities Available For Sale	71,779	115,650
Purchase of Securities Held to Maturity	—	—
Purchase of Securities Available For Sale	(131,462)	(148,835)
Purchase of Federal Home Loan Bank Stock	—	(2,952)
Net increase in Loans	(41,938)	(32,811)
Investment in Bank Premises and Equipment	(1,510)	(857)

NET CASH USED IN INVESTING ACTIVITIES	(99,578)	(61,572)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in Time Deposits	21,285	(9,470)
Net increase in Other Deposits	36,452	9,553
Net increase (decrease) in Federal Funds Purchased and Assets Sold Under Repurchase Agreements	3,663	(3,050)
Net increase in Federal Home Loan Bank Borrowings	27,349	64,166
Net decrease in Treasury Tax & Loan Notes	(1,590)	(5,900)
Proceeds from exercise of stock options	499	978
Dividends Paid	(1,902)	(1,735)

NET CASH PROVIDED FROM FINANCING ACTIVITIES	85,756	54,542

NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,947)	(770)

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF PERIOD	75,495	74,486

CASH AND CASH EQUIVALENTS AS OF MARCH 31,	$68,548	$73,716

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the three months for:
Interest on deposits and borrowings	$6,252	$9,921
Interest on shares subject to mandatory redemption	1,051	1,090
Income taxes	560	497
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Decrease in fair value of derivatives, net of tax	(799)	(281)
Loans transferred to OREO	—	227
Issuance of shares from Treasury Stock for the exercise of stock options	604	946

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

     Independent Bank Corp. (the “Company”) is a state chartered, federally registered bank holding company headquartered in Rockland, Massachusetts and was incorporated in 1986. The Company is the sole stockholder of Rockland Trust Company (“Rockland” or “the Bank”), a Massachusetts trust company chartered in 1907. The Company also owns 100% of the common stock of Independent Capital Trust III (“Trust III”) and Independent Capital Trust IV (“Trust IV”), each of which have issued trust preferred securities to the public. As of March 31, 2004, Trust III and Trust IV will no longer be included in the Company’s consolidated financial statements (See Fin 46R discussion in Note 3 to the Condensed Notes to unaudited Consolidated Financial Statements below). The Bank’s subsidiaries consist of two Massachusetts securities corporations, RTC Securities Corp. I and RTC Securities Corp. X, Taunton Avenue Inc., and Rockland Trust Community Development LLC. Taunton Avenue Inc. was formed in May 2003 to hold loans, industrial development bonds and other assets. Rockland Trust Community Development LLC was formed in August 2003 to provide investment capital to low-income communities and low-income persons. All material intercompany balances and transactions have been eliminated in consolidation. Certain amounts in prior year financial statements have been reclassified to conform to the current year’s presentation.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included. Operating results for the quarter ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004 or any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission.

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

     Had the Company recognized compensation cost for these plans determined as the fair market value of the Company’s stock at the grant date and recognized over the service period, the Company’s net income and earnings per share would have been reduced to the following pro forma amounts:

Three Months Ended March 31,		2004	2003
Net Income:	As Reported (000’s)	$6,700	$2,430
	Pro Forma (000’s)	$6,533	$2,142
Basic EPS:	As Reported	$0.46	$0.17
	Pro Forma	$0.45	$0.15
Diluted EPS:	As Reported	$0.45	$0.17
	Pro Forma	$0.44	$0.15

     The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. Annual grant dates for the 1996 plan are in April and grant dates for the 1997 plan are in December, consequently full year 2003 assumptions are shown below for both the 1996 and 1997 plan. On an exception basis, grants are made to new employees that meet plan specifications. The following weighted average assumptions were used for grants under the 1997 and 1996 plans:

	1997 Plan		1996 Plan
Risk Free Interest Rate
March 31, 2004	2.64	%(1)	N/A	(2)
Fiscal Year 2003	2.42	%(3)	—
	2.33	%(4)	2.41	%(5)
Expected Dividend Yields
March 31, 2004	1.93	%(1)	N/A	(2)
Fiscal Year 2003	1.73	%(3)	—
	2.13	%(4)	2.56	%(5)
Expected Lives
March 31, 2004	3.5 years	(1)	N/A	(2)
Fiscal Year 2003	3.5 years	(3)	—
	3 years	(4)	3.5 years	(5)
Expected Volatility
March 31, 2004	30	%(1)	N/A	(2)
Fiscal Year 2003	31	%(3)	—
	33	%(4)	31	%(5)

(1) On January 8, 2004, 5,000 options were granted from the 1997 plan to the Company’s Managing Director of Business Banking. The risk free rate, the expected dividend yield, expected life and expected volatility for this grant was determined on January 8, 2004. The normal annual grant of 1997 Plan options is expected to occur in December of 2004 upon which a risk free interest rate, expected dividend yield, expected life and expected volatility will be determined for those grants.

(2) The 1996 plan option grant assumptions for 2004 will be determined upon normal option grants in April 2004.

(3) On December 11, 2003, 127,350 options were granted from the 1997 plan to the Company’s members of Senior Management. The risk free rate, expected dividend yield, the expected life and expected volatility for this grant was determined on December 11, 2003.

(4) On January 9, 2003, 50,000 options were granted from the 1997 plan to the Company’s President and Chief Executive Officer. The risk free rate, the expected dividend yield, expected life and expected volatility for this grant was determined on January 9, 2003.

(5) On April 15, 2003, 11,000 options were granted from the 1996 plan to the Company’s Board of Directors. The risk free rate, the expected dividend yield, expected life and expected volatility for this grant was determined on April 15, 2003.

     NOTE 3 – RECENT ACCOUNTING DEVELOPMENTS

     FASB Interpretation (“FIN”) No. 46 “Consolidation of Variable Interest Entities – an Interpretation of Accounting Research Bulletin No. 51” In January 2003, the FASB issued FIN No. 46. FIN 46 established accounting guidance for consolidation of variable interest entities (“VIE”) that function to support the activities of the primary beneficiary. The primary beneficiary of a VIE is the entity that absorbs a majority of the VIE’s expected losses, receives a majority of the VIE’s expected residual returns, or both, as a result of ownership, controlling interest, contractual relationship or other business relationship with a VIE. Prior to the implementation of FIN 46, VIEs were generally consolidated by an enterprise when the enterprise had a controlling financial interest through ownership of a majority of voting interest in the entity. The Company adopted FIN No. 46 as of February 1, 2003 for all arrangements entered into after January 31, 2003.

     In December 2003, the FASB issued a revised FIN No. 46 (“FIN 46R”), FIN 46R, which, in part, addresses limited purpose trusts formed to issue trust preferred securities. FIN 46R required the Company to deconsolidate its two subsidiary trusts (Independent Capital Trust III and Independent Capital Trust IV) on March 31, 2004. The result of deconsolidating these trusts is that trust preferred securities of the trusts, which were classified between liabilities and equity on the balance sheet (mezzanine section), will no longer appear on the consolidated balance sheet of the Company. The related minority interest expense also will no longer be included in the consolidated statement of income. Due to FIN 46R, the junior subordinated debentures of the parent company that were previously eliminated in consolidation will now be included on the consolidated balance sheet within total borrowings. The interest expense on the junior subordinated debentures will be included in the net interest margin of the consolidated company, negatively impacting the net interest margin by approximately 0.19% on an annualized basis. There is no impact to net income as the amount of interest previously recognized as minority interest is equal to the amount of interest expense that will be recognized currently in the net interest margin offset by the dividend income on the subsidiary trusts common stock recognized in other non-interest income. Prior periods will not be restated to reflect the changes made by FIN 46R.

     In July 2003, the Board of Governors of the Federal Reserve issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in their Tier I capital for regulatory capital purposes until notice is given to the contrary. The Federal Reserve intends to review the regulatory implications of any accounting treatment changes and, if necessary or warranted, provide further appropriate guidance. There can be no assurance that the Federal Reserve will continue to allow institutions to include trust preferred securities in Tier I capital for regulatory capital purposes. As of March 31, 2004, assuming the Company was not allowed to include the $50.0 million in trust preferred securities issued by Capital Trust III and Capital Trust IV in Tier I capital, the Company would still exceed the regulatory required minimums for capital adequacy purposes. If the trust preferred securities were no longer allowed to be included in Tier 1 capital, the Company would also be permitted to redeem the capital securities, which bear interest at 8.625% and 8.375%, respectively, without penalty.

     For all other arrangements entered into subsequent to January 31, 2003, the Company adopted FIN 46R as of December 31, 2003. There was no material impact on the Company’s financial position or results of operations.

     Statement of Position 03-3 (“SOP 03-3”): “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” In December 2003, the American Institute of Certified Public Accountants (“AICPA”) issued SOP 03-3. SOP 03-3 requires loans acquired through a transfer, such as a business combination, where there are differences in expected cash flows and contractual cash flows due in part to credit quality be recognized at their fair value. The yield that may be accreted is limited to the excess of the investor’s estimate of undiscounted expected principal, interest, and other cash flows over the investor’s initial investment in the loan. The excess of contractual cash flows over expected cash flows is not to be recognized as an adjustment of yield, loss accrual, or valuation allowance. Valuation allowances can not be created nor “carried over” in the initial accounting for loans acquired in a transfer of loans. This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004, with early adoption encouraged. The Company does not believe the adoption of SOP 03-3 will have a material impact on the Company’s financial position or results of operations.

     Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 105- “Application of Accounting Principles to Loan Commitments” In March 2004, the SEC issued SAB No. 105. SAB No. 105 summarizes the views of the SEC regarding the application of Generally Accepted Accounting Principles (“GAAP”) to loan commitments for mortgage loans that will be held for sale accounted for as derivatives. The guidance requires the measurement at fair value of such loan commitments include only the differences between the guaranteed interest rate in the loan commitment and a market interest rate; future cash flows related to servicing the loan or the customer relationship should not be recorded as a part of the loan commitment derivative. SAB No. 105 is effective for said loan commitments accounted for as derivatives entered into beginning April 1, 2004. The Company will adopt this SAB on April 1, 2004. The adoption of SAB No. 105 will not have an impact on the Company as the Company is currently valuing loan commitments to be accounted for as derivatives consistent with this guidance.

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

     In the first quarter of 2003, the Company recorded a $4.1 million, charge to earnings, including interest and net of applicable tax benefits, due to the state tax dispute between its subsidiaries and the DOR. As a result of the settlement, the Company recognized a credit of approximately $2.1 million, including interest and net of applicable tax benefits, to income in the second quarter of 2003.

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

     Earnings per share consisted of the following components for the three months ended March 31, 2004 and 2003:

     For the Three Months Ended March 31,

	Net Income
	2004	2003
	(In Thousands)
Net Income	$6,700	$2,430

     For the Three Months Ended March 31,

	Weighted Average		Net Income
	Shares		Per Share
	2004	2003	2004	2003
Basic EPS	14,651,901	14,497,817	$0.46	$0.17
Effect of dilutive securities	205,330	161,463	(0.01)	—

Diluted EPS	14,857,231	14,659,280	$0.45	$0.17

     Options to purchase common stock with an exercise price greater than the average market price of common shares for the period are excluded from the calculation of diluted earnings per share, as their effect on earnings per share would be antidilutive. For the three months ended March 31, 2004, there were 127,350, of shares excluded from the calculation of diluted earnings per share. For the three months ended March 31, 2003, there were 183,381 shares excluded from the calculation of diluted earnings per share.

NOTE 6 - EMPLOYEE BENEFITS

POST RETIREMENT BENEFITS AND SUPPLEMENTAL EXECUTIVE RETIREMENT PLANS

     The following table illustrates the status of the post-retirement benefit plan and supplemental executive retirement plans (“SERPs”) as of March 31 for the years presented:

     Components of Net Periodic Benefit Cost

	Post Retirement Benefits		SERPs
	Three months ended March 31,
	2004	2003	2004	2003
	(Dollars in Thousands)
Service cost	$20	$16	$35	$56
Interest cost	17	16	31	28
Amortization of transition obligation	9	9	—	—
Amortization of prior service cost	3	3	39	10

Net periodic benefit cost	$49	$44	$105	$94

     The Company previously disclosed in its financial statements for the fiscal year ended December 31, 2003, that it expected to contribute $55,000 to its post retirement benefit plan and $124,000 to its SERPs in 2004 and presently anticipates making these contributions. As of March 31, 2004, $12,000 and $31,000 of contributions have been made to the post retirement benefit plan and the SERPs, respectively.

     Not included in the above summary are the components of net periodic benefit cost for the noncontributory defined benefit pension plan administered by Penetgra (“the Fund”). The Fund does not segregate the assets or liabilities of all participating employers and, accordingly, disclosure of accumulated vested and nonvested benefits is not possible. The pension plan year is July 1st through June 30th. The Company disclosed in its financial statements for the year ended 2003 that the expected contributions for the remainder of the 2003-2004 plan years were $859,000. As of March 31, 2004, $781,000 of contributions were paid as the final obligation for the 2003-2004 plan years. The Company anticipates that $1.0 million of contributions will be paid during the remainder of 2004 for the 2004-2005 plan years.

NOTE 7 - COMPREHENSIVE INCOME

     Information on the Company’s comprehensive income, presented net of taxes, is set forth below for the quarter ended March 31, 2004 and 2003.

Comprehensive income is reported net of taxes, as follows:
 (unaudited, In Thousands)

	FOR THE THREE
	MONTHS ENDED
	MARCH 31,	MARCH 31,
	2004	2003
Net Income	$6,700	$2,430
Other Comprehensive Loss, Net of Tax:
Unrealized gains (losses) on securities available for sale, net of tax of $2,949 and $678 for the three months ending March 31, 2004 and 2003, respectively.	5,209	(658)
Less: reclassification adjustment for realized (gains)losses included in net earnings, net of tax of $370 and $136, for the three months ending March 31, 2004 and 2003, respectively.	(655)	208

Net change in unrealized gains on securities available for sale, net of tax of $2,579 and $814 for the three months ending March 31, 2004 and 2003, respectively.	4,554	(866)
(Decrease) Increase in fair value of derivatives, net of tax of $254 and $150 for the three months ending March 31, 2004 and 2003, respectively.	(471)	(281)
Less: reclassification of realized gains on derivatives, net of tax of $238 and $240, for the three months ending March 31, 2004 and 2003, respectively.	(328)	(331)

Net change in fair value of derivatives, net of tax of $492 and $390, for the three months ending March 31, 2004 and 2003, respectively.	(799)	(612)

Other Comprehensive (Loss)/Gain	3,755	(1,478)

Comprehensive Income	$10,455	$952

NOTE 8 - ACQUISITION

     On January 9, 2004, the Company announced that it reached a definitive agreement to acquire Falmouth Bancorp, Inc. (“Falmouth”), the parent of Falmouth Bank, in a part cash, part stock transaction valued at approximately $36.9 million, including approximately $2.5 million in cash that will be paid to Falmouth Bancorp option holders in exchange for the cancellation of those options. The $36.9 million transaction value is derived by using the Company’s closing price per share on January 8, 2004 of $29.00 for the stock component of the transaction. Falmouth is headquartered in Falmouth, Massachusetts, has $166.1 million in assets and four branches located within Barnstable County, Massachusetts: East and North Falmouth, Falmouth, and Bourne. In accordance with SFAS No. 142, this transaction will be accounted for under the purchase method of accounting and goodwill of approximately $20 million is expected to be recognized. The definitive agreement has been approved by the Boards of Directors of both Independent Bank Corp. and Falmouth. The transaction is subject to all required regulatory approvals, approval by the shareholders of Falmouth, and other standard conditions. A special meeting of the stockholders of Falmouth is scheduled to be held on June 7, 2004. The transaction is expected to be completed by mid-year 2004.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the consolidated financial statements, notes and tables included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the Securities and Exchange Commission.

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

     Although the Company believes that the expectations reflected in the Company’s forward-looking statements are reasonable, these statements involve risks and uncertainties that are subject to change based on various important factors (some of which are beyond the Company’s control). The following factors, among others, could cause the Company’s financial performance to differ materially from the Company’s goals, plans, objectives, intentions, expectations and other forward-looking statements:

•	A weakening in the strength of the United States economy in general and the strength of the regional and local economies within the New England region and Massachusetts which could result in a deterioration of credit quality, a change in the allowance for loan losses or a reduced demand for the Company’s credit or fee-based products and services;

•	adverse changes in the local real estate market, as most of the Company’s loans are concentrated in southeastern Massachusetts and Cape Cod and a substantial portion of these loans have real estate as collateral, could result in a deterioration of credit quality and an increase in the allowance for loan loss;

•	the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System could affect the Company’s business environment or affect the Company’s operations;

•	inflation, interest rate, market and monetary fluctuations could reduce net interest income and could increase credit losses;

•	adverse changes in asset quality could result in increasing credit risk-related losses and expenses;

•	competitive pressures could intensify and affect the Company’s profitability, including as a result of continued industry consolidation, the increased financial services from non-banks and banking reform;

•	a deterioration in the conditions of the securities markets could adversely affect the value or credit quality of the Company’s assets, the availability and terms of funding necessary to meet the Company’s liquidity needs and the Company’s ability to originate loans;

•	the potential to adapt to changes in information technology could adversely impact the Company’s operations and require increased capital spending;

•	changes in consumer spending and savings habits could negatively impact the Company’s financial results; and

•	future acquisitions may not produce results at levels or within time frames originally anticipated and may result in unforeseen integration issues.

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

EXECUTIVE LEVEL OVERVIEW

     The Company’s results of operations are largely dependent on net interest income, which is the difference between the interest earned on loans and securities and interest paid on deposits and borrowings. The results of operations are also affected by the level of income/fees from loans, deposits, mortgage banking, and investment management services, as well as operating expenses, the provision for loan losses, the impact of federal and state income taxes, and the relative levels of interest rates and economic activity.

     For the quarter ending March 31, 2004, the Company anticipated continued net interest margin compression and anticipates continued compression throughout the remainder of 2004, however at a slower rate than in 2003. The net interest margin for the quarter ending March 31, 2004 is 4.14% as compared to 4.52% for the same period in 2003. Management anticipates the margin to compress and stabilize around 3.90% by the end of 2004. The 3.90% includes the impact of the adoption of FIN 46R of 0.19% (see Note 3 to the Condensed Notes to Unaudited Consolidated Financial Statements in Item 1 hereof). The total margin compression for the year to date 2003 was 0.48%. The additional compression is anticipated as assets continue to re-price to current interest rates without the capacity to re-price deposits in correlation to assets.

     Management is working to mitigate the impact of the continued compression with prudent asset growth, non interest income generation, and expense control. Additionally, the Company is underway in implementing strategic business initiatives including a small business banking model, expanding residential lending, developing a new set of consumer deposit products, improving the commercial loan process, funding retail sales training, and funding a core information system selection process. These investments are requiring substantial investment in 2004, of which the Company has incurred approximately $550,000, pre-tax, related to these initiatives to date in 2004 and an incremental $200,000, pre-tax, has been spent on marketing and business development activities. The Company anticipates incurring an additional $1.1 million, pre-tax, related to these expenses during the remainder of 2004. These investments are expected to provide good earnings growth in 2005 and 2006.

FINANCIAL POSITION

     Loan Portfolio Total loans increased by $44.8 million, or 2.8%, during the three months ended March 31, 2004 as compared to December 31, 2003. The increases were mainly in consumer, residential real estate, commercial and industrial loans, and commercial construction, which increased $25.3 million, or 5.8%, $16.2 million, or 5.0%, $10.2 million, or 6.0%, and $4.0 million, or 5.2%, respectively. Consumer loans increased primarily due to an increase in indirect auto loans and home equity lines. Commercial real estate decreased by $13.0 million, or 2.3%, primarily due to the prepayment of a large credit. Residential loans held for sale increased $3.3 million.

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

     On loans secured by one-to-four family owner-occupied properties, the Bank attempts to work out an alternative payment schedule with the borrower in order to avoid foreclosure action. If such efforts do not result in a satisfactory arrangement, the loan is referred to legal counsel whereupon counsel initiates foreclosure proceedings. At any time prior to a sale of the property at foreclosure, the Bank may and will terminate foreclosure proceedings if the borrower is able to work out a satisfactory payment plan. On loans secured by commercial real estate or other business assets, the Bank similarly seeks to reach a satisfactory payment plan so as to avoid foreclosure or liquidation.

     The following table sets forth a summary of certain delinquency information as of the dates indicated:

Table 1 - Summary of Delinquency Information

	At March 31, 2004				At December 31, 2003
	60-89 days		90 days or more		60-89 days		90 days or more
	Number	Principal	Number	Principal	Number	Principal	Number	Principal
	of Loans	Balance	of Loans	Balance	of Loans	Balance	of Loans	Balance
	(Dollars in Thousands)
Real Estate Loans:
Residential	5	$394	2	$399	6	$721	—	$—
Commercial	3	31	—	—	—	—	—	—
Construction	—	—	2	691	—	—	2	691
Commercial and Industrial Loans	1	49	8	2,081	3	201	6	922
Consumer Installment	59	434	60	448	70	591	61	583
Consumer Other	9	17	11	43	14	49	18	28

Total	77	$925	83	$3,662	93	$1,562	87	$2,224

     The increase in 90 days or more delinquency in the commercial and industrial loans category are due to a bankruptcy filing involving a well-collateralized floor plan relationship for which management does not anticipate a loss exposure.

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

     Nonperforming Assets Nonperforming assets are comprised of nonperforming loans, other real estate owned (“OREO”) and nonperforming investment securities. Nonperforming loans consist of nonaccrual loans and loans that are more than 90 days past due but still accruing interest. OREO includes properties held by the Bank as a result of foreclosure or by acceptance of a deed in lieu of foreclosure. Nonperforming investment securities consist of investments that have been identified as other than temporarily impaired and are no longer accruing interest. The Company’s strong underwriting guidelines, prudent investment practices, and the resilient local economy continue to result in very strong asset quality. Nonperforming assets totaled $5.0 million at March 31, 2004 (0.20% of total assets), as compared to the $3.5 million (0.14% of total assets) reported at December 31, 2003. The increase is due to the aforementioned bankruptcy filing involving a well-collateralized, floor plan relationship for which management does not anticipate loss exposure. The Company’s loan losses to nonperforming loans is 465.43% as compared to 659.16% at December 31,

2003. The Bank held no OREO property on March 31, 2004 and all investment securities were performing.

     Repossessed automobile loan balances continue to be classified as nonperforming loans, and not as other assets, because the borrower has the potential capacity to satisfy the obligation within twenty days from the date of repossession (before the Bank can schedule disposal of the collateral). The borrower can redeem the property by payment in full at anytime prior to the disposal of it by the Bank. Repossessed automobiles loan balances amounted to $562,000, $770,000, and $635,000 for the periods ending March 31, 2004, December 31, 2003, and March 31, 2003, respectively.

     The following table sets forth information regarding nonperforming assets held by the Company at the dates indicated.

Table 2 - Nonperforming Assets / Loans
(Dollars In Thousands)

	As of	As of	As of
	March 31,	December 31,	March 31,
	2004	2003	2003
Loans past due 90 days or more but still accruing
Real Estate - Residential Mortgage	$—	$—	$—
Consumer Installment	139	128	198
Consumer Other	53	28	79

Total	$192	$156	$277

Loans accounted for on a nonaccrual basis (1)
Commercial & Industrial	$2,129	$971	$1,368
Real Estate - Commercial Mortgage	691	691	672
Real Estate - Residential Mortgage	1,468	926	960
Consumer Installment	562	770	635

Total	$4,850	$3,358	$3,635

Total nonperforming loans	$5,042	$3,514	$3,912

Other real estate owned	$—	$—	$227
Total nonperforming assets	$5,042	$3,514	$4,139

Restructured loans	$443	$453	$487

Nonperforming loans as a percent of gross loans	0.31%	0.22%	0.27%

Nonperforming assets as a percent of total assets	0.20%	0.14%	0.18%

(1)	There were no restructured nonaccruing loans at March 31, 2004, December 31, 2003 and March 31, 2003.

     In the course of resolving nonperforming loans, the Bank may choose to restructure the contractual terms of certain commercial and real estate loans. Terms may be modified to fit the capacity of the borrower to repay in line with the current financial status of the borrower. It is the Bank’s policy to maintain restructured loans on nonaccrual status for approximately six months before management considers a return to accrual status. At March 31, 2004 the Bank had $443,000 of restructured loans. At March 31, 2004, the Bank also had nine potential problem loans which were not included in nonperforming loans with an outstanding balance of $4.7 million. Potential problem loans are those loans deemed to have well-defined weakness in credit quality, but that are not yet impaired. Potential problem loans are identified through a formal, ongoing loan review process and through monitoring of past due payment status.

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

     Interest income that would have been recognized for the three months ended March 31, 2004 and March 31, 2003, if nonperforming loans at the respective dates had been performing in accordance with their original terms, approximated $90,000 and $72,000, respectively. The actual amount of interest that was collected on nonaccrual and restructured loans during the three months ended March 31, 2004 and March 31, 2003 and included in interest income was approximately $41,000 and $113,000, respectively.

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

     Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual, consumer, or residential loans for impairment disclosures. At March 31, 2004 and December 31, 2003, impaired loans were $3.3 million and $2.1 million, respectively, which include all commercial real estate loans and commercial and industrial loans on nonaccrual status and restructured loans.

     Allowance For Loan Losses While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on increases in nonperforming loans, changes in economic conditions, or for other reasons. Various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. The Federal Deposit Insurance Corporation, (“FDIC”) Regulators examined the Company during the first quarter of 2004. No additional provision for loan losses was required as a result of that examination.

     The allowance for loan losses is maintained at a level that management considers adequate to provide for potential loan losses based upon an evaluation of known and inherent risks in the loan portfolio. The allowance is increased by provisions for loan losses and by recoveries of loans previously charged-off and reduced by loans charged-off. In 2000, the Bank established a separate “credit quality discount” as a reduction of the loan balances acquired from FleetBoston Financial. The credit quality discount was a separate allowance that was established for the acquired loan balances. This credit quality discount represented inherent losses in the acquired loan portfolio. The credit quality discount was amortized over the remaining average life of the loans purchased and amortized into interest income proportionately with the loan balances and absorbs charge-offs on these loans. The balance of the credit quality discount has been zero since September 30, 2003.

     As of March 31, 2004, the allowance for loan losses totaled $23.5 million, or 1.44% of total loans as compared to $23.2 million, or 1.46% of total loans at December 31, 2003. Based on the analyses described below, management believes that the level of the allowance for loan losses at March 31, 2004 is adequate.

     The following table summarizes changes in the allowance for loan losses and other selected statistics for the periods presented:

Table 3 - Summary of Changes in the Allowance for Loan Losses

	Quarter to Date
	March 31,	December 31,	September 30,	June 30,	March 31,
	2004	2003	2003	2003	2003
	(Dollars in Thousands)
Average total loans	$1,602,839	$1,562,790	$1,535,419	$1,504,014	$1,448,261

Allowance for loan losses, beginning of quarter	$23,163	$23,103	$22,472	$21,924	$21,387
Charged-off loans:
Commercial & industrial	—	156	39	—	—
Real estate - commercial	—	—	—	—	—
Real estate - residential	—	—	—	—	—
Real estate - construction	—	—	—	—	—
Consumer - installment	628	509	382	473	574
Consumer - other	49	48	47	41	60

Total charged-off loans	677	713	468	514	634

Recoveries on loans previously charged-off:
Commercial & industrial	120	59	62	13	149
Real estate - commercial	1	—	1	—	1
Real estate - residential	—	—	—	—	—
Real estate - construction	—	—	—	—	—
Consumer - installment	93	67	71	105	78
Consumer - other	23	17	35	14	13

Total recoveries	237	143	169	132	241

Net loans charged-off	440	570	299	382	393
Provision for loan losses	744	630	930	930	930

Allowance for loan losses, end of period	$23,467	$23,163	$23,103	$22,472	$21,924

Credit quality discount on acquired loans	—	—	—	425	467
Total allowances for loan losses, end of quarter	$23,467	$23,163	$23,103	$22,897	$22,391

Net loans charged-off as a percent of average total loans	0.03%	0.04%	0.02%	0.03%	0.03%
Allowance for loan losses as a percent of total loans	1.44%	1.46%	1.49%	1.48%	1.49%
Allowance for loan losses as a percent of nonperforming loans	465.43%	659.16%	722.42%	817.16%	560.43%
Total allowances for loan losses as a percent of total loans (including credit quality discount)	1.44%	1.46%	1.49%	1.50%	1.52%
Total allowance for loan losses as a percent of nonperforming loans (including credit quality discount)	465.43%	659.16%	722.42%	832.62%	572.37%
Net loans charged-off as a percent of allowance for loan losses	1.87%	2.46%	1.29%	1.70%	1.79%
Recoveries as a percent of charge-offs	35.01%	20.06%	36.11%	25.68%	38.01%

     The allowance for loan losses is allocated to various loan categories as part of the Bank’s process of evaluating its adequacy. The allocated amount of allowance was $20.3 million at March 31, 2004, similar to the $20.2 million at December 31, 2003. The distribution of allowances allocated among the various loan categories was comparable to the distribution as of December 31, 2003. Small increases in the amounts allocated were observed in all loan type categories except Commercial and Industrial and Real Estate - Commercial, which exhibited minor decreases. These changes are attributed to changes in portfolio balances outstanding and the results of ongoing assessments of the loan portfolio.

     The following table summarizes the allocation of the allowance for loan losses for the dates indicated:

Table 4 - Summary of Allocation of the Allowance for Loan Losses
(Dollars - In Thousands)

	AT MARCH 31,		AT DECEMBER 31,
	2004		2003
		Percent of		Percent of
		Loans		Loans
	Allowance	In Category	Allowance	In Category
	Amount	To Total Loans	Amount	To Total Loans
Allocated Allowances:
Commercial & Industrial	$4,443	11.2%	$4,653	10.8%
Real Estate - Commercial	9,590	33.9%	9,604	35.7%
Real Estate - Residential	855	21.2%	802	20.6%
Real Estate - Construction	1,421	5.4%	1,389	5.4%
Consumer - Installment	2,999	19.6%	2,821	19.1%
Consumer - Other	975	8.7%	906	8.4%
Non-specific Allowance	3,184	NA	2,988	NA

Total Allowance for Loan Losses	$23,467	100.0%	$23,163	100.0%

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

     Management is maintaining the non-specific allowance for measurement imprecision primarily based on its assessment of the effects of changing economic conditions in the United States on borrowers in its loan portfolio. Through the latter half of 2003 and the quarter ended March 31, 2004, the general state of the U.S. economy has exhibited improvement following a period of well publicized weakness in 2001 and 2002, including a contraction in gross domestic product (GDP) and rising rates of unemployment. Regionally, employment levels in Massachusetts have remained flat through the quarter ended March 31, 2004 following an extended declining trend. Despite this trend, the overall rate of unemployment in the state compared favorably to the National rate of unemployment as of March 2004. Additionally, local real estate markets have continued to exhibit signs of stability in terms of price and demand leading into first quarter of 2004.

     National, regional and local economic conditions notwithstanding, the credit quality of the Bank’s loan portfolio has remained stable through the first quarter ended March 31, 2004. Management, nonetheless, has maintained a non-specific allowance for measurement imprecision of $3.2 million at March 31, 2004. This amount has been increased by $200,000 from a $3.0 million non-specific allowance for measurement imprecision at December 31, 2003.

     Investments Total investments increased $64.3 million, or 9.6%, to $736.7 million at March 31, 2004 from December 31, 2003, with purchases consisting primarily of mortgage backed securities collateralized by 15 year mortgages enabling the Company to take advantage of the steepness in the Treasury yield curve while avoiding undue extension risk.

     Deposits Total deposits of $1.8 billion at March 31, 2004 increased $57.7 million since year-end 2003. Core deposits increased by $36.5 million, or 2.7%. The balance of time deposits increased by $21.3 million, or 4.7%, mainly due to the introduction of promotional rate time deposits in the first quarter of 2004.

     Borrowings Total borrowings increased $81.0 million, or 19.5%, to $496.3 million at March 31, 2004 from December 31, 2003, of which $51.5 million, or 12.4%, are the junior subordinated debentures that are now being consolidated within debt due to the adoption of FIN 46R on March 31, 2004 (see Note 3 to the Condensed Notes to Unaudited Consolidated Financial Statements in Item 1 hereof). The junior subordinated debentures were issued to the Trust III and IV in connection with the Trust’s issuance of trust preferred securities. FIN 46R effectively reclassifies the Company’s Trust Preferred Securities, net of issuance costs, of $47.8 million from the mezzanine section of the balance sheet to debt shown as Junior Subordinated Debentures. Prior periods were not restated to reflect this change.

     Corporation-Obligated Mandatorily Redeemable Trust Preferred Securities As a result of the adoption of FIN 46R on March 31, 2004 (see Note 3 to the Condensed Notes to Unaudited Consolidated Financial Statements in Item 1 hereof), the balance of the trust preferred securities issued by the Company’s trusts, Trust III and Trust IV, net of issuance costs, of $47.8 million are no longer consolidated in the Company’s financial statements. As disclosed above, the junior subordinated debentures, of $51.5 million, that were issued by the Company to the trusts will be consolidated and shown as debt. Prior periods are not restated to reflect the change in accounting.

     Stockholders’ Equity Stockholders’ equity as of March 31, 2004 totaled $180.8 million as compared to $171.8 million at December 31, 2003.

     Equity to Assets Ratio The ratio of equity to assets was 7.1% at March 31, 2004 and at December 31, 2003.

RESULTS OF OPERATIONS

     Summary of Results of Operations The Company reported net income of $6.7 million for the first quarter 2004 as compared with net income of $2.4 million for the first quarter of 2003. Diluted earnings per share were $0.45 for the three months ended March 31, 2004, compared to $0.17 per share for the same quarter in the prior year. During the quarter ending March 31, 2003, the Company recognized a $4.1 million charge to earnings due to a retroactive change in Massachusetts tax law pertaining to real estate investment trusts (see Note 4 to the Condensed Notes to Unaudited Consolidated Financial Statements in Item 1 hereof), which is the primary reason for the increase in earnings year over year. This charge resulted in a $0.28 per share decrease in the first quarter of 2003 earnings.

     Net Interest Income The amount of net interest income is affected by changes in interest rates and by the volume and mix of interest earning assets and interest bearing liabilities.

     On a fully tax equivalent basis, net interest income for the first quarter of 2004 decreased $194,000, or 0.8%, to $23.9 million, as compared to the first quarter of 2003. The Company’s net interest margin decreased to 4.14% for the first quarter of 2004 from 4.52% in the first quarter of 2003. The Company’s interest rate spread (the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities) decreased by 28 basis points to 3.77% during the first quarter of 2004 as compared to the same period in the prior year.

     In an effort to better position the balance sheet for a rising rate environment the Company has increased the emphasis on adjustable rate lending and extended the duration of its borrowings. These steps, coupled with the prevailing low rate environment and the use of promotional pricing for certain retail deposit products, have had a negative impact on the Company’s current net interest margin. The effects of the compression in the net interest margin has been somewhat mitigated by the Company’s continued ability to generate loan growth.

     The following table presents the Company’s average balances, net interest income, interest rate spread, and net interest margin for the three months ending March 31, 2004 and March 31, 2003. For purposes of the table and the following discussion, income from interest-earning assets and net interest income is presented on a fully-taxable equivalent basis primarily by adjusting income and yields earned on tax-exempt interest received on loans to qualifying borrowers and on certain of the Company’s securities to make them equivalent to income and yields on fully-taxable investments, assuming a federal income tax rate of 35%.

Table 5 - Average Balance, Interest Earned/Paid & Average Yields
(Unaudited - Dollars in Thousands)

		INTEREST			INTEREST
	AVERAGE	EARNED/	AVERAGE	AVERAGE	EARNED/	AVERAGE
	BALANCE	PAID	YIELD	BALANCE	PAID	YIELD
FOR THE THREE MONTHS ENDED MARCH 31,	2004	2004	2004	2003	2003	2003
Interest-earning Assets:
Federal Funds Sold and Assets Purchased Under Resale Agreement	$0	$—	—	$50	$—	—
Trading Assets	1,506	14	3.72%	1,075	14	5.21%
Taxable Investment Securities	637,399	7,037	4.42%	628,049	7,700	4.90%
Non-taxable Investment Securities (1)	66,815	1,149	6.88%	56,759	985	6.94%
Loans (1)	1,602,839	23,357	5.83%	1,448,261	24,074	6.65%

Total Interest-Earning Assets	$2,308,559	$31,557	5.47%	$2,134,194	$32,773	6.14%

Cash and Due from Banks	65,350			62,441
Other Assets	104,063			99,716

Total Assets	$2,477,972			$2,296,351

Interest-bearing Liabilities:
Savings and Interest Checking Accounts	$520,602	$687	0.53%	$452,875	$511	0.45%
Money Market & Super Interest Checking Accounts	366,364	1,069	1.17%	332,601	1,041	1.25%
Time Deposits	469,182	2,540	2.17%	468,486	3,158	2.70%
Federal Funds Purchased and Assets Sold Under Repurchase Agreement	43,498	93	0.86%	55,838	138	0.99%
Treasury Tax and Loan Notes	3,839	4	0.42%	2,458	3	0.49%
Federal Home Loan Bank Borrowings	393,953	3,234	3.28%	347,776	3,810	4.38%
Junior Subordinated Debentures	566	12	8.48%	—	—	—

Total Interest-Bearing Liabilities	$1,798,004	$7,639	1.70%	$1,660,034	$8,661	2.09%

Demand Deposits	437,466			399,030
Corporation Obligated Mandatorily Redeemable Trust Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures of the Corporation	47,336			47,782
Other Liabilities	18,459			25,069

Total Liabilities	2,301,265			2,131,915
Stockholders’ Equity	176,707			164,436

Total Liabilities and Stockholders’ Equity	$2,477,972			$2,296,351

Net Interest Income		$23,918			$24,112

Interest Rate Spread (2)			3.77%			4.05%

Net Interest Margin (2)			4.14%			4.52%

(1)	The total amount of adjustment to present interest income and yield on a fully tax-equivalent basis is $483 and $410 for the three months ended March 31, 2004 and 2003, respectively. Also, non-accrual loans have been included in the average loan category; however, unpaid interest on non-accrual loans has not been included for purposes of determining interest income.

(2)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities. Net interest margin represents annualized net interest income as a percent of average interest-earning assets.

     The average balance of interest-earning assets for the first quarter of 2004 amounted to $2.3 billion, an increase of $174.4 million, or 8.2%, from the comparable time frame in 2003. Average loans increased by $154.6 million, or 10.7%. Average investments increased by $19.8 million, or 2.9%. Income from interest-earning assets amounted to $31.6 million for the three months ended March 31, 2004, a decrease of $1.2 million, or 3.7%, from the three months ended March 31, 2003. The yield on interest earning assets was 5.47% for the three months ending 2004 compared to 6.14% in 2003.

     The average balance of interest-bearing liabilities for the first quarter 2004 was $1.8 billion, or 8.3% higher than the comparable 2003 time frame. Average interest bearing deposits were higher by $102.2 million, or 8.1%, for the three months ending March 31, 2004 compared to the same period last year. The growth in non-interest bearing demand deposits was $38.4 million, or 9.6%, for the quarter ending March 31, 2004 as compared to the same period in 2003. For the three months ended March 31, 2004, average borrowings were $441.9 million, representing an increase of $35.8 million, or 8.8%, from the three months ended March 31, 2003. Notwithstanding the increase in the average balance of interest-bearing liabilities, interest expense decreased by $1.0 million, or 11.8%, to $7.6 million in the first quarter of 2004 as compared to the same period last year, due to the cost of funds being 1.70% in 2004 compared to 2.09% in 2003.

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

	Table 6 - Volume Rate Analysis

	Three Months Ended March 31,				Three Months Ended March 31,
	2004 Compared to 2003				2003 Compared to 2002
			Change				Change
	Change	Change	Due to		Change	Change	Due to
	Due to	Due to	Volume/	Total	Due to	Due to	Volume/	Total
	Rate	Volume	Rate	Change	Rate	Volume	Rate	Change
	(In Thousands)				(In Thousands)
Income on interest-earning assets:
Federal funds sold	$—	$—	$—	$—	$(45)	$(44)	$44	$(45)
Taxable securities	(767)	115	(11)	(663)	(1,972)	(231)	46	(2,157)
Non-taxable securities (1)	(9)	175	(2)	164	(3)	40	—	37
Trading assets	(4)	6	(2)	—	12	—	(1)	11
Loans (1) (2)	(2,970)	2,570	(317)	(717)	(2,910)	2,723	(322)	(509)

Total	$(3,750)	$2,866	$(332)	$(1,216)	$(4,918)	$2,488	$(233)	$(2,663)

Expense of interest-bearing liabilities:
Savings and Interest Checking accounts	$87	$76	$13	$176	$(366)	$88	$(39)	$(317)
Money Market and Super Interest Checking account	(71)	106	(7)	28	(463)	294	(104)	(273)
Time deposits	(622)	5	(1)	(618)	(1,164)	(532)	131	(1,565)
Federal funds purchased and assets sold under repurchase agreements	(19)	(30)	4	(45)	(25)	(34)	4	(55)
Treasury tax and loan notes	(1)	2	—	1	(9)	(9)	5	(13)
Federal Home Loan Bank borrowings	(955)	506	(127)	(576)	(335)	462	(42)	85
Junior Subordinated Debentures	—	—	12	12

Total	$(1,581)	$665	$(106)	$(1,022)	$(2,362)	$269	$(45)	$(2,138)

Change in net interest income	$(2,169)	$2,201	$(226)	$(194)	$(2,556)	$2,219	$(188)	$(525)

(1)	The total amount of adjustment to present income and yield on a fully tax-equivalent basis is $483, $410, and $384 for the three months ended March 31, 2004, 2003, and 2002, respectively.

(2)	Loans include portfolio loans, loans held for sale and nonperforming loans; however unpaid interest on nonaccrual loans has not been included for purposes of determining interest income.

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

     The provision for loan losses decreased to $744,000 for the three months ended March 31, 2004 compared with $930,000 for the three months ended March 31, 2003. Asset quality remains sound with nonperforming assets of $5.0 million at March 31, 2004. At March 31, 2004, the allowance for loan loss covered nonperforming loans 4.7 times.

     The provision for loan losses is based upon management’s evaluation of the level of the allowance for loan losses in relation to the estimate of loss exposure in the loan portfolio. An analysis of individual loans and the overall risk characteristics and size of the different loan portfolios is conducted on an ongoing basis. This managerial evaluation is reviewed periodically by a third-party loan review consultant. As necessary, adjustments to the level of allowance for loan losses are reported in the earnings of the period in which they became known.

     Non-Interest Income Non-interest income, the leading contributor to the Company’s core business growth period over period, improved by $1.2 million, or 19.2%, for the quarter ended March 31, 2004, as compared to the same period last year. Service charges on deposit revenue increased by $248,000, or 9.3%, for the three months ended March 31, 2004, as compared to the same period in 2003, reflecting growth in core deposits. Mortgage banking income decreased by $323,000, or 30.5%, to $736,000 for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003, attributable to the continued decline in the refinancing market beginning in the second half of 2003. The balance of the mortgage servicing asset was $3.0 million and loans serviced for others amounted to $385.3 million as of March 31, 2004. During the first quarter of 2004, the Company took advantage of the volatility in the bond market, selling $44 million of securities and realizing gains of $997,000 as compared to $247,000 during the same period last year. Sales were comprised of low coupon near term maturity agency securities, and odd-lot seasoned mortgage backed securities. Other non-interest income increased $494,000 for the three months ending March 31, 2004 as compared to the same period in 2003, mainly due to prepayment penalties received on loan payoffs.

     Non-Interest Expenses Non-interest expenses increased by $892,000, or 4.9%, to $19.0 million for the three months ended March 31, 2004 as compared to the same period in 2003. Salaries and employee benefits increased by $598,000, or 5.8%, for the three months ended March 31, 2004 due to executive retirement costs of $378,000 incurred upon early retirement of an executive, increased pension expense of $391,000, increased medical expense of $61,000, new hires to support strategic initiatives, and our employees’ merit increases. These increases were partially offset by a reduction in supplemental executive retirement costs of $319,000. Occupancy and equipment related expense decreased by $119,000, or 4.9%, for the three months ended March 31, 2004 as a result of reduced building maintenance costs.

     Other non-interest expense increased by $414,000, or 9.8%, for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. The increase was due to an increase in recovery and collection expense of $195,000 and expenditures related to the Company’s key business initiatives for 2004. During the first quarter the Company incurred business initiative expenses to implement a small business banking model, to expand residential lending, to develop a new set of consumer deposit products, to improve the commercial loan process, to fund retail sales training, and to fund a core information system selection process.

     Income Taxes For the quarters ending March 31, 2004 and 2003, the Company recorded combined federal and state income tax provisions of $3.2 million and $7.3 million, respectively. These provisions reflect effective income tax rates of 32.4% and 74.9%, for the quarters ending March 31, 2004 and March 31, 2003, respectively.

     The effective tax rate during the quarter ending March 31, 2003 is reflected in the $4.1 million charge for the retroactive change in Massachusetts tax law on real estate investment trusts, including interest and net of applicable tax benefits, leading to an impact of 41.95% to the effective tax rate (See Note 4 to the Condensed Notes to Unaudited Consolidated Financial Statements with Item 1 hereof).

     Minority Interest Minority interest expense was $1.1 million for both the quarters ending March 31, 2004 and 2003. As discussed above under Borrowings and Corporation-Obligated Mandatorily Redeemable Trust Preferred Securities, the Company adopted FIN 46R on March 31, 2004. Therefore, beginning March 31, 2004, the Company will no longer reflect the interest on the trust preferred securities issued by Trust III and Trust IV, net of issuance costs, as minority interest. Going forward, the interest expense on the Company’s junior subordinated debentures, which were issued to the Trusts in connection with the Trusts’ issuance of trust preferred securities, will be included in the net interest margin. The net interest margin will be impacted by 0.19% on an annualized basis. Prior period’s net interest margin will not be restated to reflect this change. For further explanation see Note 3 to the Condensed Notes to Unaudited Consolidated Financial Statements within Item 1 hereof.

     Return on Average Assets and Equity The annualized consolidated returns on average equity and average assets for the three months ended March 31, 2004 were 15.17% and 1.08%, respectively, compared to 5.91% and 0.42% reported for the same period last year. The significant increase year over year is primarily due to the $4.1 million charge recognized in the first quarter of 2003 as discussed under Summary of Results of Operations above.

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

     From time to time, the Bank has utilized interest rate swap agreements as hedging instruments against interest rate risk. An interest rate swap is an agreement whereby one party agrees to pay (receive) a floating rate of interest on a notional principal amount in exchange for receiving (paying) a fixed rate of interest on the same notional amount for a predetermined period of time from a second party. The assets relating to the notional principal amount are not actually exchanged.

     On March 31, 2004 and December 31, 2003, the Company had swaps, designated as “cash flow” hedges, with total notional amount of $75.0 million and $50.0 million, respectively.

The purpose of these swaps is to hedge the variability in cash outflows of LIBOR (London Interbank Offered Rate) based borrowings attributable to changes in interest rates. For the swap agreements outstanding at March 31, 2004, the Company pays a fixed rate of interest of 3.65% and receives a 3 month LIBOR rate of interest on $50.0 million notional value and pays a fixed rate of 2.49% and receives a 3 month LIBOR rate of interest on the remaining $25.0 million notional value. These swaps had a negative fair value of $2.3 million and $1.5 million at March 31, 2004 and December 31, 2003, respectively. All changes in the fair value of the interest rate swaps are recorded, net of tax, in equity as a component of other comprehensive income.

     To improve the Company’s asset sensitivity, the Company sold interest rate swaps hedged against loans during the year ending December 31, 2002, resulting in total deferred gains of $7.1 million. The deferred gain is classified in other comprehensive income, net of tax, as a component of equity. The interest rate swaps sold had total notional amounts of $225.0 million. These swaps were accounted for as cash flow hedges and, therefore, the deferred gains will be amortized into interest income over the remaining life of the hedged item, which range between two and five years. At March 31, 2004, the remaining deferred gains were $3.5 million gross, or $2.0 million, net of tax, of such deferred gains included in other comprehensive income.

     Additionally, the Company enters into commitments to fund residential mortgage loans with the intention of selling them in the secondary markets. The Company also enters into forward sales agreements for certain funded loans and loan commitments to protect against changes in interest rates. The Company records unfunded commitments and forward sales agreements at fair value (with the exception of best efforts forward sales commitments for which only the positive fair values are recognized) with changes in fair value recorded as a component of Mortgage Banking Income. At March 31, 2004, the Company had residential mortgage loan commitments with a fair value of $241,000 and forward sales agreements with a fair value of $93,000. The net fair value increased $242,000 and $51,000 for the quarters ending March 31, 2004 and 2003, respectively, and were recorded as a component of mortgage banking income.

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

     The primary goal of interest-rate risk management is to control this risk within limits approved by the Board of Directors. These limits reflect the Company’s tolerance for interest-rate risk over both short-term and long-term horizons. The Company attempts to control interest-rate risk by identifying, quantifying and, where appropriate, hedging its exposure. The Company manages its interest-rate exposure using a combination of on and off-balance sheet instruments, primarily fixed rate portfolio securities, and interest rate swaps.

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

     The Company’s policy on interest-rate risk simulation specifies that if interest rates were to shift gradually up or down 200 basis points, estimated net interest income for the subsequent twelve months should decline by less than 6%. Given the unusually low rate environments at March 31, 2004 and 2003, the Company assumed a 100 basis point decline in interest rates in addition to the normal 200 basis point increase in rates.

     The following table sets forth the estimated effects on the Company’s net interest income over a twelve month period following the indicated dates in the event of the indicated increases or decreases in market interest rates:

Table 7 - Interest Rate Sensitivity

	200 Basis	100 Basis
	Point	Point
	Rate	Rate
	Increase	Decrease
March 31, 2004	-2.19%	+0.43%

March 31, 2003	-2.30%	+0.09%

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

     The Bank utilizes its extensive branch network to access retail customers who provide a stable base of in-market core deposits. These funds are principally comprised of demand deposits, interest checking accounts, savings accounts, and money market accounts. Deposit levels are greatly influenced by interest rates, economic conditions, and competitive factors. The Bank has also established repurchase agreement lines, with major brokerage firms as potential sources of liquidity. At March 31, 2004 the Company had no advances outstanding under these lines. In addition to these lines, the Bank also had customer repurchase agreements outstanding amounting to $43.1 million at March 31, 2004. As a member of the FHLB, the Bank has access to a total of $696.3 million, of which approximately $297.8 million remains unused, of borrowing capacity. On March 31, 2004 the Bank had $398.5 million outstanding in FHLB borrowings.

     At March 31, 2004, the Company had outstanding commitments to originate mortgage and non-mortgage loans (including unused lines of credit of $195.0 million and letters of credit of $10.2 million) of $399.2 million. Certificates of deposit which are scheduled to mature within one year totaled $340.3 million at March 31, 2004, and borrowings that are scheduled to mature within the same period amounted to $196.6 million The Company anticipates that it will have sufficient funds available to meet its current loan commitments and other obligations.

     The Company, as a separately incorporated bank holding company, has no significant operations other than serving as the sole stockholder of the Bank. Its commitments and debt service requirement, at March 31, 2004, consisted of junior subordinated debentures, including accrued interest, issued to Trust III, $25.8 million and Trust IV of $25.8 million, in connection with the issuance of 8.625% Trust Preferred Securities due in 2031 and 8.375% Trust Preferred Securities due in 2032, respectively. The Company’s only recurring expenses are the interest expense on its junior subordinated debentures and those derived from its reporting obligations under the Securities and Exchange Act of 1934. The Company is directly reimbursed by the Bank for such expenses.

     The Company actively manages its liquidity position under the direction of the Asset/Liability Management Committee. Periodic review under prescribed policies and procedures is intended to ensure that the Company will maintain adequate levels of available funds. At March 31, 2004, the Company’s liquidity position was well above policy guidelines.

Management believes that the Bank has adequate liquidity available to respond to current and anticipated liquidity demands.

     Capital Resources and Dividends The Federal Reserve Board, the Federal Deposit Insurance Corporation, and other regulatory agencies have established capital guidelines for banks and bank holding companies. Risk-based capital guidelines issued by the federal regulatory agencies require banks to meet a minimum Tier 1 risk-based capital ratio of 4.0% and a total risk-based capital ratio of 8.0%. At March 31, 2004, the Company had a Tier 1 risked-based capital ratio of 10.89% and total risked-based capital ratio 12.14%. The Bank had a Tier 1 risked-based capital ratio of 10.31% and a total risked-based capital ratio of 11.56% as of the same date.

     A minimum requirement of 4.0% Tier 1 leverage capital is also mandated. On March 31, 2004, the Company and the Bank had Tier 1 leverage capital ratios of 7.67% and 7.24%, respectively.

     In March the Company’s Board of Directors declared a cash dividend of $0.14 per share to stockholders of record as of the close of business on March 26, 2004. This dividend was paid on April 9, 2004. On an annualized basis, the dividend payout ratio amounted to 31.06% of the trailing four quarters’ earnings.

     Contractual Obligations, Commitments, Contingencies, and Off-Balance Sheet Financial Instruments The Company has entered into contractual obligations and commitments and off-balance sheet financial instruments. The following tables summarize the Company’s contractual cash obligation and other commitment and off-balance sheet financial instruments at March 31, 2004:

Table 8 - Contractual Obligations, Commitments and Off-Balance Sheet Financial Instruments by Maturity
(Dollars in Thousands)

	Payments Due - By Period
		Less than	One to	Four to	After
Contractual Obligations	Total	One Year	Three Years	Five Years	Five Years
FHLB advances	$398,485	$193,350	$—	$35,000	$170,135
Mandatorily redeemable trust preferred securities	50,000	—	—	—	50,000
Lease obligations	12,413	2,333	3,806	2,150	4,124
Data processing and Core systems	10,251	3,218	4,867	2,166	—
Other vendor contracts	5,621	2,333	2,443	797	48
Retirement benefit obligations (1)	27,300	2,135	894	407	23,864
Other
Treasury Tax & Loan Notes	3,218	3,218	—	—	—
Customer Repurchase Agreements	43,088	43,088	—	—	—

Total Contractual Cash Obligations	$550,371	$249,660	$11,981	$40,559	$248,171

(1)	Retirement benefit obligations include expected contributions to the Company’s pension plan, post retirement benefit plan, and supplemental executive retirement plans. Expected contributions for the pension plan have been included only through plan year July 1, 2004 — June 30, 2005. Contributions beyond this plan year can not be quantified as they will be determined based upon the return on the investments in the plan. Expected contributions for the post retirement plan and supplemental executive plans include obligations that are payable over the life time of the participants.

	Amount of Commitment Expiring - By Period
Off-Balance Sheet		Less than	One to	Four to	After
Financial Instruments	Total	One Year	Three Years	Five Years	Five Years
Lines of credit	$195,012	$18,901	$—	$—	$176,111
Standby letters of credit	10,182	10,182	—	—	—
Other loan commitments	194,012	176,007	8,190	6,585	3,230
Forward commitments to sell loans	25,803	25,803	—	—	—
Total Commitments	$425,009	$230,893	$8,190	$6,585	$179,341

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Information required by this Item 3 is included in Item 2 of Part I of this Form 10-Q, entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4. Controls and Procedures

     As of the date of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to the Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a-15(b). Based upon that evaluation, the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic Securities and Exchange Commission (“SEC”) filings. There have been no changes in the Company’s internal controls or in other factors which could significantly affect these controls over financial reporting that have materially affected, or are, reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Changes in Securities and Use of Proceeds - None

Item 3. Defaults Upon Senior Securities – None

Item 4. Submission of Matters to a Vote of Security Holders – None

Item 5. Other Information – None

Item 6. Exhibits and Reports on Form 8-K

Exhibits

No.	Exhibit
3.(i)	Restated Articles of Organization, as amended to date, incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 1993.

3.(ii)	Bylaws of the Company, as amended to date, incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2000. On September 14, 2000, section 2 of the Company’s By-Laws were amended so as to require an agreement of at least two thirds (rather than a majority) of shareholders to call a special shareholders meeting.

3 (iii)	Bylaws of the Company, as amended as of January 9, 2003, incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2003.

4.1	Specimen Common Stock Certificate, incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 1992.

4.2	Specimen Preferred Stock Purchase Rights Certificate, incorporated by reference to the Company’s Form 8-A Registration Statement filed by the Company on November 5, 2001.

4.3	Indenture of Registrant relating to the 8.625% Junior Subordinated Debentures issued Independent Capital Trust III, incorporated by reference to the Form 8-K filed by the Company on April 18, 2002.

4.4	Form of Certificate of 8.625% Junior Subordinated Debenture (included as Exhibit A to Exhibit 4.3).

4.5	Amended and Restated Declaration of Trust for Independent Capital Trust III, incorporated by reference to the Form 8-K filed by the Company on April 18, 2002.

4.6	Form of Preferred Security Certificate for Independent Capital Trust III (included as Exhibit D to Exhibit 4.5).

4.7	Preferred Securities Guarantee Agreement of Independent Capital Trust III, incorporated by reference to the Form 8-K filed by the Company on April 18, 2002.

4.8	Indenture of Registrant relating to the 8.375% Junior Subordinated Debentures issued to Independent Capital Trust IV, incorporated by reference to the Form 8-K filed by the Company on April 18, 2002.

4.9	Form of Certificate of 8.375% Junior Subordinated Debenture (included as Exhibit A to Exhibit 4.8).

No.	Exhibit
4.10	Amended and Restated Declaration of Trust for Independent Capital Trust IV, incorporated by reference to the Form 8-K filed by the Company on April 18, 2002

4.11	Form of Preferred Security Certificate for Independent Capital Trust IV (included as Exhibit D to Exhibit 4.10).

4.12	Preferred Securities Guarantee Agreement of Independent Capital Trust IV, incorporated by reference to the Form 8-K filed by the Company on April 18, 2002.

10.1	Amended and Restated Independent Bank Corp. 1987 Incentive Stock Option Plan (“Stock Option Plan”) (Management contract under Item 601(10)(iii)(A)). Incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 1994.

10.2	Independent Bank Corp. 1996 Non-Employee Directors’ Stock Option Plan (Management contract under Item 901(10)(iii)(A)). Incorporated by reference to the Company’s Definitive Proxy Statement for the 1996 Annual Meeting of Stockholders filed with the Commission on March 19, 1996.

10.3	Independent Bank Corp. 1997 Employee Stock Option Plan (Management contract under Item 601 (10)(iii)(A)). Incorporated by reference to the Company’s Definitive Proxy Statement for the 1997 Annual Meeting of Stockholders filed with the Commission on March 20, 1997.

10.4	Renewal Rights Agreement noted as of September 14, 2000 by and between the Company and Rockland, as Rights Agent (Exhibit to Form 8-K filed on October 23, 2000). Incorporated by reference to the Company’s Definitive Proxy Statement for the 1997 Annual Meeting of Stockholders filed with the Commission on March 20, 1997.

10.5	Amendment No. 1 to Third Amended and Restated Employment Agreement by and among the Company, Rockland and Douglas H. Philipsen, dated June 25, 1997 (“Philipsen Employment Agreement”) (Management contract under Item 601(10)(iii)(A)). Incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 1998.

10.5.1	Amendment No. 2 to Third Amended and Restated Employment Agreement between Douglas H. Philipsen and the Company and Rockland Trust dated January 9, 2003, is an exhibit to Form 8-K filed on January 9, 2003.

10.6	Amendment No. 1 to Second Amended and Restated Employment Agreement by and between Rockland Trust Company and Richard F. Driscoll, dated January 19, 1996 (the “Driscoll Agreement”). (Management contract under Item 601 (10)(iii)(A)). Incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 1998.

Employment Agreements by and between Rockland Trust Company and Edward H. Seksay, Ferdinand T. Kelley, Denis K. Sheahan and Raymond G.

No.	Exhibit
Fuerschbach,respectively. Incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2001.

10.7	Independent Bank Corp. Deferred Compensation Program for Directors (restated as amended as of December 1, 2000). Incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2000.

10.8	Master Securities Repurchase Agreement, incorporated by reference to Form S-1 Registration Statement filed by the Company on September 18, 1992.

10.9	Purchase and Assumption Agreement, dated as of September 27, 1999, by and between Rockland Trust Company and Fleet Financial Group, Inc. (Exhibit to Form 8-K filed on October 1, 1999).

10.10	Employment Agreement between Christopher Oddleifson and the Company and Rockland Trust dated January 9, 2003 is filed as an exhibit under the Form 8-K filed on January 9, 2003.

10.11	Employment agreement between Edward F. Jankowski and the Company and Rockland Trust dated November 11, 2003, incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2003.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.*

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.*

32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.+

32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.+

*Filed herewith

+Furnished herewith

Reports on Form 8-K

(a)	Reports on Form 8-K January 9, 2004 — related to the fourth quarter earnings release and the definitive agreement to acquire Falmouth Bancorp.

February 23, 2004 — related to trading plan of CEO.

March 3, 2004 — related to announcement of Keefe, Bruyette & Woods presentation.

March 11, 2004 — related to the common dividend announcement.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDEPENDENT BANK CORP.
(registrant)

Date: April 30, 2004	/s/ Christopher Oddleifson

Christopher Oddleifson
President and
Chief Executive Officer

Date: April 30, 2004	/s/ Denis K. Sheahan

Denis K. Sheahan
Chief Financial Officer
and Treasurer
(Principal Financial and
Principal Accounting Officer)

INDEPENDENT BANK CORP.
(registrant)