Form 10-Q
period 2004-06-30
INDEPENDENT BANK CORP
filed 2004-08-06
CIK 776901

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004
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

Yes ☒ No ☐

     As of August 2, 2004, there were 15,290,404 shares of the issuer’s common stock outstanding, par value $0.01 per share.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

INDEPENDENT BANK CORP.

CONSOLIDATED BALANCE SHEETS
(Unaudited - Dollars in Thousands, Except Share and Per Share Amounts)

	June 30,	December 31,
	2004	2003
ASSETS
CASH AND DUE FROM BANKS	$70,807	$75,495
SECURITIES
Trading Assets	1,500	1,171
Securities Available for Sale	653,452	527,507
Securities Held to Maturity (fair value $117,012 and $127,271)	114,799	121,894
Federal Home Loan Bank Stock	22,432	21,907

TOTAL SECURITIES	792,183	672,479

LOANS
Commercial & Industrial	171,816	171,230
Commercial Real Estate	560,476	564,890
Residential Real Estate	356,607	324,052
Residential Loans Held for Sale	1,904	1,471
Commercial Construction	99,606	75,380
Residential Construction	8,672	9,633
Consumer - Installment	341,047	301,801
Consumer - Other	156,253	132,678

TOTAL LOANS	1,696,381	1,581,135
LESS: ALLOWANCE FOR LOAN LOSSES	(23,931)	(23,163)

NET LOANS	1,672,450	1,557,972

BANK PREMISES AND EQUIPMENT, Net	33,137	32,477
GOODWILL	36,236	36,236
MORTGAGE SERVICING RIGHTS	3,190	3,178
BANK OWNED LIFE INSURANCE	41,722	40,486
OTHER ASSETS	29,380	18,432

TOTAL ASSETS	$2,679,105	$2,436,755

LIABILITIES
DEPOSITS
Demand Deposits	$475,399	$448,452
Savings and Interest Checking Accounts	569,992	535,870
Money Market and Super Interest Checking Accounts	475,690	347,530
Time Certificates of Deposit over $100,000	124,849	118,594
Other Time Certificates of Deposits	341,409	332,892

TOTAL DEPOSITS	1,987,339	1,783,338

FEDERAL FUNDS PURCHASED AND ASSETS SOLD UNDER REPURCHASE AGREEMENTS	50,422	39,425
TREASURY TAX AND LOAN NOTES	2,838	4,808
FEDERAL HOME LOAN BANK BORROWINGS	396,734	371,136
JUNIOR SUBORDINATED DEBENTURES	51,546	—
OTHER LIABILITIES	14,858	18,344

TOTAL LIABILITIES	$2,503,737	$2,217,051

COMMITMENTS AND CONTINGENCIES
CORPORATION-OBLIGATED MANDATORILY REDEEMABLE TRUST PREFERRED
SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES OF THE CORPORATION
Outstanding: 2,000,000 shares	$—	$47,857

STOCKHOLDERS’ EQUITY
PREFERRED STOCK, $0.01 par value. Authorized: 1,000,000 Shares Outstanding: None	—	—
COMMON STOCK, $0.01 par value. Authorized: 30,000,000 Issued: 14,863,821 Shares at June 30, 2004 and December 31, 2003.	149	149
TREASURY STOCK: 165,945 Shares at June 30, 2004 and 235,667 Shares at December 31, 2003.	(2,595)	(3,685)
TOTAL OUTSTANDING STOCK: 14,697,876 at June 30, 2004 and 14,628,154 at December 31, 2003.
TREASURY STOCK SHARES HELD IN RABBI TRUST AT COST	(1,329)	(1,281)
DEFERRED COMPENSATION OBLIGATION	1,329	1,281
ADDITIONAL PAID IN CAPITAL	42,371	42,292
RETAINED EARNINGS	138,970	129,760
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(3,527)	3,331

TOTAL STOCKHOLDERS’ EQUITY	175,368	171,847

TOTAL LIABILITIES, MINORITY INTEREST IN SUBSIDIARIES, AND STOCKHOLDERS’ EQUITY	$2,679,105	$2,436,755

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited - Dollars in Thousands, Except Share and Per Share Data)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2004	2003	2004	2003
INTEREST INCOME
Interest on Loans	$23,540	$24,146	$46,819	$48,145
Taxable Interest and Dividends on Securities	7,907	7,821	14,955	15,535
Non-taxable Interest and Dividends on Securities	695	742	1,442	1,392

Total Interest Income	32,142	32,709	63,216	65,072

INTEREST EXPENSE
Interest on Deposits	4,589	4,449	8,886	9,159
Interest on Borrowings	4,584	3,995	7,927	7,946

Total Interest Expense	9,173	8,444	16,813	17,105

Net Interest Income	22,969	24,265	46,403	47,967

PROVISION FOR LOAN LOSSES	744	930	1,488	1,860

Net Interest Income After Provision For Loan Losses	22,225	23,335	44,915	46,107

NON-INTEREST INCOME
Service Charges on Deposit Accounts	3,052	2,858	5,962	5,521
Investment Management Services Income	1,248	1,220	2,328	2,221
Mortgage Banking Income	856	975	1,592	2,034
BOLI Income	588	467	970	930
Net Gain on Sales of Securities	—	1,956	997	2,203
Other Non-Interest Income	713	807	1,863	1,462

Total Non-Interest Income	6,457	8,283	13,712	14,371

NON-INTEREST EXPENSE
Salaries and Employee Benefits	9,976	10,246	20,942	20,615
Occupancy and Equipment Expenses	2,209	2,259	4,497	4,665
Data Processing & Facilities Management	1,153	1,147	2,210	2,205
Prepayment Penalty on Borrowings	—	1,941	—	1,941
Merger & Acquisition Expense	221	—	221	—
Other Non-Interest Expense	5,332	4,405	9,986	8,646

Total Non-Interest Expense	18,891	19,998	37,856	38,072

Minority Interest Expense	—	1,083	1,072	2,173

INCOME BEFORE INCOME TAXES	9,791	10,537	19,699	20,233
PROVISION FOR INCOME TAXES	3,170	1,365	6,378	8,631

NET INCOME	$6,621	$9,172	$13,321	$11,602

BASIC EARNINGS PER SHARE	$0.45	$0.63	$0.91	$0.80

DILUTED EARNINGS PER SHARE	$0.45	$0.63	$0.90	$0.79

Weighted average common shares (Basic)	14,688,789	14,525,868	14,670,858	14,510,396
Common stock equivalents	164,961	143,066	185,150	152,134

Weighted average common shares (Diluted)	14,853,750	14,668,934	14,856,008	14,662,530

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited - Dollars in Thousands, Except Per Share Data)

					ACCUMULATED
			ADDITIONAL		OTHER
	COMMON	TREASURY	PAID-IN	RETAINED	COMPREHENSIVE
	STOCK	STOCK	CAPITAL	EARNINGS	INCOME (LOSS)	TOTAL
BALANCE DECEMBER 31, 2002	$149	($6,292)	$41,994	$110,910	$14,481	$161,242

Net Income				26,431		26,431
Cash Dividends Declared ($0.52 per share)				(7,581)		(7,581)
Write-Off of Stock Issuance Costs, Net of Tax Proceeds From Exercise of Stock Options		2,607	(314)			2,293
Tax Benefit on Stock Option Exercise			612			612
Change in Fair Value of Derivatives During Period, Net of Tax and Realized Gains					(1,899)	(1,899)
Change in Unrealized Gain on Securities Available For Sale, Net of Tax and Realized Gains					(9,251)	(9,251)

BALANCE DECEMBER 31, 2003	$149	($3,685)	$42,292	$129,760	$3,331	$171,847

BALANCE DECEMBER 31, 2003	$149	($3,685)	$42,292	$129,760	$3,331	$171,847

Net Income				13,321		13,321
Cash Dividends Declared ($0.28 per share)				(4,111)		(4,111)
Proceeds From Exercise of Stock Options		1,090	15			1,105
Tax Benefit on Stock Option Exercise			64			64
Change in Fair Value of Derivatives During Period, Net of Tax and Realized Gains					410	410
Change in Unrealized Gain on Securities Available For Sale, Net of Tax and Realized Gains					(7,268)	(7,268)

BALANCE JUNE 30, 2004	$149	($2,595)	$42,371	$138,970	($3,527)	$175,368

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - Dollars in Thousands)

	SIX MONTHS ENDED
	JUNE 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$13,321	$11,602
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED FROM OPERATING ACTIVITIES:
Depreciation and amortization	2,851	2,781
Provision for loan losses	1,488	1,860
Deferred income tax (expense) benefit	(4,301)	4,227
Loans originated for resale	(67,580)	(145,622)
Proceeds from mortgage loan sales	67,363	146,831
Gain on sale of mortgages	(216)	(1,092)
Gain on sale of investments	(997)	(2,203)
Prepayment penalty on borrowings	—	1,941
Gain recorded from mortgage servicing rights, net of amortization	(12)	(221)
Changes in assets and liabilities:
(Increase) Decrease in other assets	(4,162)	3,315
Increase (Decrease) in other liabilities	776	(6,644)

TOTAL ADJUSTMENTS	(4,790)	5,173

NET CASH PROVIDED FROM OPERATING ACTIVITIES	8,531	16,775

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal repayments of Securities Held to Maturity	7,046	14,327
Proceeds from maturities and principal repayments and sales of Securities Available For Sale	112,400	215,332
Purchase of Securities Available For Sale	(249,698)	(276,280)
Purchase of Federal Home Loan Bank Stock	(525)	(4,871)
Net increase in Loans	(115,533)	(92,393)
Investment in Bank Premises and Equipment	(2,685)	(3,090)

NET CASH USED IN INVESTING ACTIVITIES	(248,995)	(146,975)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in Time Deposits	14,772	(14,039)
Net increase in Other Deposits	189,229	88,974
Net increase (decrease) in Federal Funds Purchased and Assets Sold Under Repurchase Agreements	10,997	(7,218)
Net increase in Federal Home Loan Bank Borrowings	25,598	79,340
Net decrease in Treasury Tax & Loan Notes	(1,970)	(4,118)
Proceeds from exercise of stock options	1,105	1,012
Dividends Paid	(3,955)	(3,627)

NET CASH PROVIDED FROM FINANCING ACTIVITIES	235,776	140,324

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,688)	10,124

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF PERIOD	75,495	74,486

CASH AND CASH EQUIVALENTS AS OF JUNE 30,	$70,807	$84,610

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the six months for:
Interest on deposits and borrowings	$15,745	$17,474
Interest on shares subject to mandatory redemption	2,125	2,173
Income taxes	8,615	8,768
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Change in fair value of derivatives, net of tax and realized gains	410	(1,581)
Loans transferred to OREO	—	227
Issuance of shares from Treasury Stock for the exercise of stock options	1,090	1,048

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

     Independent Bank Corp. (the “Company”) is a state chartered, federally registered bank holding company headquartered in Rockland, Massachusetts and was incorporated in 1986. The Company is the sole stockholder of Rockland Trust Company (“Rockland” or “the Bank”), a Massachusetts trust company chartered in 1907. The Company also owns 100% of the common stock of Independent Capital Trust III (“Trust III”) and Independent Capital Trust IV (“Trust IV”), each of which have issued trust preferred securities to the public. As of March 31, 2004, Trust III and Trust IV are no longer included in the Company’s consolidated financial statements (see FIN 46R discussion in Note 3 to the Condensed Notes to Unaudited Consolidated Financial Statements below). The Bank’s subsidiaries consist of two Massachusetts securities corporations, RTC Securities Corp. I and RTC Securities Corp. X; Taunton Avenue Inc.; and Rockland Trust Community Development LLC. Taunton Avenue Inc. was formed in May 2003 to hold loans, industrial development bonds and other assets. Rockland Trust Community Development LLC was formed in August 2003 to provide investment capital to low-income communities and low-income persons. All material intercompany balances and transactions have been eliminated in consolidation. Certain amounts in prior year financial statements have been reclassified to conform to the current year’s presentation.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included. Operating results for the quarter and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004 or any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission.

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

     Had the Company recognized compensation cost for these plans determined as the fair market value of the Company’s stock at the grant date and recognized over the service period, the Company’s net income and earnings per share would have been reduced to the following pro forma amounts:

Three Months Ended June 30,		2004	2003
Net Income:	As Reported (000’s)	$6,621	$9,172
	Pro Forma (000’s)	$6,490	$9,044
Basic EPS:	As Reported	$0.45	$0.63
	Pro Forma	$0.44	$0.62
Diluted EPS:	As Reported	$0.45	$0.63
	Pro Forma	$0.44	$0.62

Six Months Ended June 30,		2004	2003
Net Income:	As Reported (000’s)	$13,321	$11,602
	Pro Forma (000’s)	$13,023	$11,186
Basic EPS:	As Reported	$0.91	$0.80
	Pro Forma	$0.89	$0.77
Diluted EPS:	As Reported	$0.90	$0.79
	Pro Forma	$0.88	$0.76

     The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. Annual grant dates for the 1997 plan are in December, consequently full year 2003 assumptions are shown below for the 1997 plan. On an exception basis, grants are made to new employees that meet plan specifications. The following weighted average assumptions were used for grants under the 1997 and 1996 plans:

	1997 Plan		1996 Plan
Risk Free Interest Rate
June 30, 2004	3.49%	(1)	3.19	% (2)
	2.64%	(1)	—
Fiscal Year 2003	2.42%	(3)	—
	2.33%	(4)	2.41	% (5)
Expected Dividend Yield
June 30, 2004	2.09%	(1)	2.02	% (2)
	1.93%	(1)	—
Fiscal Year 2003	1.73%	(3)	—
	2.13%	(4)	2.56	% (5)
Expected Life
June 30, 2004	3.5 years	(1)	4 years	(2)
	3.5 years	(1)	—
Fiscal Year 2003	3.5 years	(3)	—
	3 years	(4)	3.5 years	(5)
Expected Volatility
June 30, 2004	28%	(1)	28	% (2)
	30%	(1)	—
Fiscal Year 2003	31%	(3)	—
	33%	(4)	31	% (5)

(1) On January 8, 2004 and June 10, 2004, 5,000 options were granted from the 1997 Plan to the Company’s Managing Director of Business Banking. The risk free rate, expected dividend yield, expected life and expected volatility for this grant were determined on January 8, 2004 and June 10, 2004, respectively. The normal annual grant of 1997 Plan options is expected to occur in December of 2004 upon which a risk free interest rate, expected dividend yield, expected life and expected volatility will be determined for those grants.

(2) On April 27, 2004, 11,000 options were granted from the 1996 Plan to the Company’s Board of Directors. The risk free rate, expected dividend yield, expected life and expected volatility for this grant were determined on April 27, 2004.

(3) On December 11, 2003, 127,350 options were granted from the 1997 Plan to the Company’s members of Senior Management. The risk free rate, expected dividend yield, expected life and expected volatility for this grant were determined on December 11, 2003.

(4) On January 9, 2003, 50,000 options were granted from the 1997 Plan to the Company’s President and Chief Executive Officer. The risk free rate, expected dividend yield, expected life and expected volatility for this grant were determined on January 9, 2003.

(5) On April 15, 2003, 11,000 options were granted from the 1996 Plan to the Company’s Board of Directors. The risk free rate, expected dividend yield, expected life and expected volatility for this grant were determined on April 15, 2003.

NOTE 3 - RECENT ACCOUNTING DEVELOPMENTS

     Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46 “Consolidation of Variable Interest Entities – an Interpretation of Accounting Research Bulletin No. 51” In January 2003, the FASB issued FIN No. 46. FIN 46 established accounting guidance for consolidation of variable interest entities (“VIE”) that function to support the activities of the primary beneficiary. The primary beneficiary of a VIE is the entity that absorbs a majority of the VIE’s expected losses, receives a majority of the VIE’s expected residual returns, or both, as a result of ownership, controlling interest, contractual relationship or other business relationship with a VIE. Prior to the implementation of FIN 46, VIEs were generally consolidated by an enterprise when the enterprise had a controlling financial interest through ownership of a majority of voting interest in the entity. The Company adopted FIN No. 46 as of February 1, 2003 for all arrangements entered into after January 31, 2003.

     In December 2003, the FASB issued a revised FIN No. 46 (“FIN 46R”), which, in part, addressed limited purpose trusts formed to issue trust preferred securities. FIN 46R required the Company to deconsolidate its two subsidiary trusts (Independent Capital Trust III and Independent Capital Trust IV) on March 31, 2004. The result of deconsolidating these trusts was that trust preferred securities of the trusts, which were classified between liabilities and equity on the balance sheet (mezzanine section), no longer appear on the consolidated balance sheet of the Company. The related minority interest expense also no longer is included in the consolidated statement of income. Due to FIN 46R, the junior subordinated debentures of the parent company that were previously eliminated in consolidation are now included on the consolidated balance sheet within total borrowings. The interest expense on the junior subordinated debentures is included in the net interest margin of the consolidated company, negatively impacting the net interest margin by approximately 0.19% on an annualized basis. There is no impact on net income as the amount of interest previously recognized as minority interest is equal to the amount of interest expense that is recognized currently in the net interest margin offset by the dividend income on the subsidiary trusts common stock recognized in other non-interest income. Prior periods were not restated to reflect the changes made by FIN 46R.

     In July 2003, the Board of Governors of the Federal Reserve issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in their Tier 1 capital for regulatory capital purposes until notice is given to the contrary. In May 2004, the Federal Reserve Board requested public comment on a proposed rule that would retain trust preferred securities in the Tier 1 capital of bank holding companies, but with stricter quantitative limits and clearer qualitative standards. Under the proposal, after a three-year transition period, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25 percent of Tier 1 capital elements, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions. The Federal Reserve intends to review the regulatory implications of any accounting treatment changes and, if necessary or warranted, provide further appropriate guidance. There can be no assurance that the Federal Reserve will continue to allow institutions to include trust preferred securities in Tier 1 capital for regulatory capital purposes. As of June 30, 2004, assuming the Company was not allowed to include the $50.0 million in trust preferred securities issued by Capital Trust III and Capital Trust IV in Tier 1 capital, the Company would still exceed the regulatory required minimums for capital adequacy purposes. If the trust preferred securities were no longer allowed to be included in

Tier 1 capital, the Company would also be permitted to redeem the capital securities, which bear interest at 8.625% and 8.375%, respectively, without penalty.

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

     Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 105 - “Application of Accounting Principles to Loan Commitments” In March 2004, the SEC issued SAB No. 105. SAB No. 105 summarizes the views of the SEC regarding the application of Generally Accepted Accounting Principles (“GAAP”) to loan commitments for mortgage loans that will be held for sale accounted for as derivatives. The guidance requires the measurement at fair value of such loan commitments include only the differences between the guaranteed interest rate in the loan commitment and a market interest rate; future cash flows related to servicing the loan or the customer relationship should not be recorded as a part of the loan commitment derivative. SAB No. 105 is effective for said loan commitments accounted for as derivatives entered into beginning April 1, 2004. The Company adopted this SAB on April 1, 2004. The adoption of SAB No. 105 did not have an impact on the Company as the Company was valuing loan commitments to be accounted for as derivatives consistent with this guidance.

     Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) 106-2: “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” In May 2003, the FASB issued FSP 106-2. FSP 106-2 provides guidance on accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”) for employers that sponsor postretirement health care plans that provide prescription drug benefits. It also requires certain disclosures regarding the effect of the Federal subsidy provided by the Act. FSP 106-2 is effective for interim or annual periods beginning after June 15, 2004. The Company does not believe the adoption of FSP 106-2 will have a material impact on the Company’s financial position or results of operations.

     Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) Issue 03-1: “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” In June 2004, the FASB’s EITF issued EITF Issue 03-1. EITF 03-1 contains new guidance on other-than-temporary impairments of investment securities. The guidance dictates when impairment is deemed to exist, provides guidance on determining if impairment is other than temporary, and directs how to calculate impairment loss. Issue 03-1 also details expanded annual disclosure rules. EITF 03-1 is effective for periods beginning after June 15, 2004. The Company does not believe the adoption of EITF 03-1 will have a material impact on the Company’s financial position or results of operations.

NOTE 4 - SETTLEMENT OF REAL ESTATE INVESTMENT TRUST (“REIT”) RETROACTIVE TAXATION DISPUTE

     During the first six months of 2003, the Company took an initial charge for, and then settled, a tax dispute with the Massachusetts Department of Revenue (the “DOR”) relating to the Company’s former real estate investment trust subsidiary. The Company recognized a $2.1 million credit to its provision for income taxes in the quarter ended June 30, 2003 due to its settlement with the DOR. That settlement reduced the $4.1 million charge initially recorded to the Company’s provision for income taxes in the first quarter of 2003 to $2.0 million.

NOTE 5 - EARNINGS PER SHARE

     Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that share in the earnings of the entity.

     Earnings per share consisted of the following components for the three months and six months ended June 30, 2004 and 2003:

For the Three Months Ended June 30,

	Net Income
	2004	2003
	(Dollars in Thousands)
Net Income	$6,621	$9,172

For the Three Months Ended June 30,

	Weighted Average		Net Income
	Shares		Per Share
	2004	2003	2004	2003
Basic EPS	14,688,789	14,525,868	$0.45	$0.63
Effect of dilutive securities	164,961	143,066	—	—

Diluted EPS	14,853,750	14,668,934	$0.45	$0.63

For the Six Months Ended June 30,

	Net Income
	2004	2003
	(Dollars in Thousands)
Net Income	$13,321	$11,602

For the Six Months Ended June 30,

	Weighted Average		Net Income
	Shares		Per Share
	2004	2003	2004	2003
Basic EPS	14,670,858	14,510,396	$0.91	$0.80
Effect of dilutive securities	185,150	152,134	0.01	0.01

Diluted EPS	14,856,008	14,662,530	$0.90	$0.79

     Options to purchase common stock with an exercise price greater than the average market price of common shares for the period are excluded from the calculation of diluted earnings per share, as their effect on earnings per share would be antidilutive. For the three and six months ended June 30, 2004, there were 135,695 and 129,901, respectively, of shares excluded from the calculation of diluted earnings per share. For the three and six months ended June 30, 2003, there were 187,155 and 185,278 shares excluded from the calculation of diluted earnings per share.

NOTE 6 - EMPLOYEE BENEFITS

POST RETIREMENT BENEFITS AND SUPPLEMENTAL EXECUTIVE RETIREMENT PLANS

     The following table illustrates the status of the post-retirement benefit plan and supplemental executive retirement plans (“SERPs”) as of June 30 for the years presented:

Components of Net Periodic Benefit Cost

	Post Retirement Benefits		SERPs
	Three months ended June 30,
	2004	2003	2004	2003
	(Unaudited - Dollars in Thousands)
Service cost	$20	$16	$35	$56
Interest cost	17	16	31	28
Amortization of transition obligation	9	9	—	—
Amortization of prior service cost	3	3	39	10

Net periodic benefit cost	$49	$44	$105	$94

Components of Net Periodic Benefit Cost

	Post Retirement Benefits		SERPs
	Six months ended June 30,
	2004	2003	2004	2003
	(Unaudited - Dollars in Thousands)
Service cost	$40	$32	$69	$112
Interest cost	34	32	62	56
Amortization of transition obligation	18	18	—	—
Amortization of prior service cost	6	6	78	21

Net periodic benefit cost	$98	$88	$209	$189

     The Company previously disclosed in its financial statements for the fiscal year ended December 31, 2003 that it expected to contribute $55,000 to its post retirement benefit plan and $124,000 to its SERPs in 2004 and presently anticipates making these contributions. As of June 30, 2004, $24,000 and $62,000 of contributions have been made to the post retirement benefit plan and the SERPs, respectively.

     Not included in the above summary are the components of net periodic benefit cost for the noncontributory defined benefit pension plan administered by Pentegra (“the Fund”). The Fund does not segregate the assets or liabilities of all participating employers and, accordingly, disclosure of accumulated vested and nonvested benefits is not possible. The pension plan year is July 1st through June 30th. The Company disclosed in its financial statements for the year ended 2003 that the expected contributions for the remainder of the 2003-2004 plan year was $859,000. As of June 30, 2004, $781,000 of contributions were paid as the final obligation for the 2003-2004 plan year. The Company anticipates that $1.0 million of contributions will be paid during the remainder of 2004 for the 2004-2005 plan year.

     The above measures of net periodic postretirement benefit costs do not reflect any amount associated with the Federal subsidy provided by the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”) because the Company has yet to conclude whether the benefits provided by the postretirement benefit plans are actuarially equivalent to Medicare Part D under the Act. The Company does not believe that the Act will materially impact accounting for postretirement benefit costs.

NOTE 7 - COMPREHENSIVE INCOME (LOSS)

     Information on the Company’s comprehensive income (loss), presented net of taxes, is set forth below for the quarter and six months ended June 30, 2004 and 2003.

	Comprehensive income (loss) is reported net of taxes, as follows:
	(Unaudited - Dollars in Thousands)
	FOR THE THREE		FOR THE SIX
	MONTHS ENDED		MONTHS ENDED
	JUNE 30,	JUNE 30,	JUNE 30,	JUNE 30,
	2004	2003	2004	2003
Net Income	$6,621	$9,172	$13,321	$11,602
Other Comprehensive Loss, Net of Tax:
Unrealized losses on securities available for sale, net of tax of $6,913 and $1,735 for the three months ended June 30, 2004 and 2003, respectively, and $3,964 and $2,413 for the six months ending June 30, 2004 and 2003, respectively.	(11,821)	(1,990)	(6,613)	(2,648)
Less: reclassification adjustment for realized gains included in net earnings, net of tax of $0 and $592, for the three months ending June 30, 2004 and 2003, respectively, and $370 and $728, for the six months ending June 30, 2004 and 2003, respectively.	—	(1,053)	(655)	(1,261)

Net change in unrealized losses on securities available for sale, net of tax of $6,913 and $2,327 for the three months ending June 30, 2004 and 2003, respectively, and $4,334 and $3,141 for the six months ending June 30, 2004 and 2003, respectively.	(11,821)	(3,043)	(7,268)	(3,909)
Increase (Decrease) in fair value of derivatives, net of tax of $827 and $343 for the three months ending June 30, 2004 and 2003, respectively, and $574 and $494 for the six months ending June 30, 2004 and 2003, respectively.	1,536	(638)	1,066	(919)
Less: reclassification of realized gains on derivatives, net of tax of $237 and $240 for the three months ending June 30, 2004 and 2003, respectively, and $475 and $480, for the six months ending June 30, 2004 and 2003, respectively.	(327)	(331)	(656)	(662)

Net change in fair value of derivatives, net of tax of $590 and $583 for the three months ending June 30, 2004 and 2003, respectively, and $99 and $974, for the six months ending June 30, 2004 and 2003, respectively.	1,209	(969)	410	(1,581)

Other Comprehensive Gain/(Loss)	(10,612)	(4,012)	(6,858)	(5,490)

Comprehensive Income (Loss)	($3,991)	$5,160	$6,463	$6,112

NOTE 8 - ACQUISITION

     On July 16, 2004, the Company completed its previously-announced acquisition of Falmouth Bancorp, Inc., the parent of Falmouth Co-operative Bank. In accordance with SFAS No. 142, the acquisition will be accounted for under the purchase method of accounting and the Company expects to recognize approximately $20 million of goodwill due to the transaction.

NOTE 9 - NEW MARKETS TAX CREDIT PROGRAM

     During the second quarter of 2004, the Company announced that the Community Development Financial Institutions Fund of the United Stated Department of the Treasury has awarded $30 million in tax credit allocation authority to one of its wholly-owned subsidiaries, the Rockland Trust Community Development LLC, under the federal New Markets Tax Credit Program.

     The $30 million award to the Rockland Trust Community Development LLC enables the Company to acquire federal tax credits by making an equity investment in the Rockland Trust Community Development LLC, for a period of at least seven years, up to the full amount of the award. The Rockland Trust Community Development LLC, in turn, must use that equity investment to make loans to qualified businesses and individuals in low-income communities in accordance with New Markets Tax Credit Program criteria. The Company’s overall tax credit will be equal to 39% of its total equity investment in the Rockland Trust Community Development LLC, credited at a rate of 5% in each of the first 3 years and 6% in each of the final 4 years. In order for tax credits to be obtained, the Rockland Trust Community Development LLC must enter into an Allocation Agreement with the Treasury Department, make loans in accordance with regulatory guidelines, and otherwise comply with New Markets Tax Credit Program requirements.

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

     As anticipated, the net interest margin continued to compress during the second quarter of 2004 to 3.84% from 4.47% for the same period in 2003. The Company’s adoption of a new accounting standard on March 31, 2004 caused certain expenses to be reclassified to interest expense prospectively and contributes, on an annualized basis, approximately 19 basis points to the compression of the net interest margin when compared to reported net interest margin calculations prior to the second quarter of 2004. (See Note 3 to the Condensed Notes to Unaudited Consolidated Financial Statements in Item 1 hereto.)

     The remainder of the net interest margin compression is a consequence of the prolonged low interest rate environment, coupled with what the Company believes to be the prudent management of its balance sheet in anticipation of rising interest rates. During this historically low interest rate environment, the Company has emphasized adjustable rate lending and extended the duration of its borrowings. While these measures, along with the use of promotional pricing for certain retail deposit products, have somewhat exacerbated the margin compression and decreased near-term earnings, Management believes that these measures will result in long-term franchise value. The Company’s continued ability to generate loan growth has somewhat offset the compression of the net interest margin.

     As previously announced, the Company remains focused on and continues to make deliberate investments in a number of initiatives. During the first half of 2004, the Company incurred business initiative expenses to implement a small business banking model, to expand residential lending, to develop a new set of consumer deposit products, to improve the commercial loan process, to fund retail sales training, and to fund a core information system selection process. The Company estimates that the total expenses associated with its business initiatives were approximately $606,000 and $1.1 million for the three and six months ended June 30, 2004, respectively, across all expense categories. In addition, advertising and business development increased incrementally by $314,000 and $515,000 for the three and six months ended June 30, 2004, respectively, as compared to the same periods in the prior year, to support the afore-mentioned business initiatives and capitalize on market changes due to merger disruption.

     Looking ahead, Management anticipates that the net interest margin has stabilized and will increase modestly by year-end. For the third and fourth quarter, Management anticipates a total for both quarters of $590,000, pre-tax, in incremental spending on the strategic initiatives. Advertising and business development expense will be consistent with the levels in the third and fourth quarter of last year. The Company believes that the investments made in its initiatives will lead to top-line growth in 2005-2006.

FINANCIAL POSITION

     Loan Portfolio Total loans increased by $115.2 million, or 7.3%, during the six months ended June 30, 2004 as compared to December 31, 2003. The increases were mainly in consumer, residential real estate, and commercial construction, which increased $62.8 million, or 14.5%, $32.6 million, or 10.1%, and $24.2 million, or 32.1%, respectively. Consumer loans increased primarily due to an increase in indirect auto loans and home equity lines. Commercial real estate decreased by $4.4 million, or 0.8%, primarily due to prepayment activity in 2004. Residential loans held for sale increased $0.4 million.

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

     The following table sets forth a summary of certain delinquency information as of the dates indicated:

Table 1 - Summary of Delinquency Information

	At June 30, 2004				At December 31, 2003
	60-89 days		90 days or more		60-89 days		90 days or more
	Number	Principal	Number	Principal	Number	Principal	Number	Principal
	of Loans	Balance	of Loans	Balance	of Loans	Balance	of Loans	Balance
	(Unaudited - Dollars in Thousands)
Real Estate Loans:
Residential	3	$195	3	$474	6	$721	—	$—
Commercial	2	1,928	1	19	—	—	—	—
Construction	—	—	—	—	—	—	2	691
Commercial and Industrial Loans	1	94	10	1,315	3	201	6	922
Consumer - Installment	63	453	63	366	70	591	61	583
Consumer - Other	10	67	22	56	14	49	18	28

Total	79	$2,737	99	$2,230	93	$1,562	87	$2,224

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

     Nonperforming Assets Nonperforming assets are comprised of nonperforming loans, other real estate owned (“OREO”) and nonperforming investment securities. Nonperforming loans consist of nonaccrual loans and loans that are more than 90 days past due but still accruing interest. OREO includes properties held by the Bank as a result of foreclosure or by acceptance of a deed in lieu of foreclosure. Nonperforming investment securities consist of investments that have been identified as other than temporarily impaired and are no longer accruing interest. The Company’s strong underwriting guidelines, prudent investment practices, and the resilient local economy continue to result in strong asset quality. Nonperforming assets totaled $3.3 million at June 30, 2004 (0.12% of total assets), as compared to the $3.5 million (0.14% of total assets) reported at December 31, 2003. The Company’s allowance for loan losses to nonperforming loans is 715.21% as compared to 659.16% at December 31, 2003. The Bank held no OREO property on June 30, 2004 and all investment securities were performing.

     Repossessed automobile loan balances continue to be classified as nonperforming loans, and not as other assets, because the borrower has the potential capacity to satisfy the obligation within twenty days from the date of repossession (before the Bank can schedule disposal of the collateral). The borrower can redeem the property by payment in full at any time prior to the disposal of it by the Bank. Repossessed automobiles loan balances amounted to $462,000, $770,000, and $560,000 for the periods ending June 30, 2004, December 31, 2003, and June 30, 2003, respectively.

     The following table sets forth information regarding nonperforming assets held by the Company at the dates indicated.

Table 2 - Nonperforming Assets / Loans
(Unaudited - Dollars in Thousands)

	As of	As of	As of
	June 30,	December 31,	June 30,
	2004	2003	2003
Loans past due 90 days or more but still accruing
Consumer Installment	$99	$128	$364
Consumer Other	56	28	42

Total	$155	$156	$406

Loans accounted for on a nonaccrual basis (1)
Commercial & Industrial	$1,315	$971	$1,236
Real Estate – Commercial Mortgage	328	691	—
Real Estate – Residential Mortgage	1,086	926	548
Consumer Installment	462	770	560

Total	$3,191	$3,358	$2,344

Total nonperforming loans	$3,346	$3,514	$2,750

Other real estate owned	$—	$—	$227
Total nonperforming assets	$3,346	$3,514	$2,977

Restructured loans	$436	$453	$477

Nonperforming loans as a percent of gross loans	0.20%	0.22%	0.18%

Nonperforming assets as a percent of total assets	0.12%	0.14%	0.12%

(1)	There were no restructured nonaccruing loans at June 30, 2004, December 31, 2003 and June 30, 2003.

     In the course of resolving nonperforming loans, the Bank may choose to restructure the contractual terms of certain commercial and real estate loans. Terms may be modified to fit the capacity of the borrower to repay in line with the current financial status of the borrower. It is the Bank’s policy to maintain restructured loans on nonaccrual status for approximately six months before management considers a return to accrual status. At June 30, 2004, the Bank had $436,000 of restructured loans. At June 30, 2004, the Bank also had eight potential problem loans which were not included in nonperforming loans with an outstanding balance of $6.8 million. Potential problem loans are those loans deemed to have well-defined weakness in credit quality, but that are not yet impaired. Potential problem loans are identified through a formal, ongoing loan review process and through monitoring of past due payment status.

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

     Interest income that would have been recognized for the three months ended June 30, 2004 and June 30, 2003, if nonperforming loans at the respective dates had been performing in accordance with their original terms, approximated $68,000 and $59,000, respectively. Interest income that would have been recognized for the six months ended June 30, 2004 and

June 30, 2003, if nonperforming loans at the respective dates had been performing in accordance with their original terms, approximated $158,000 and $116,000, respectively. The actual amount of interest that was collected on nonaccrual and restructured loans during the three months ended June 30, 2004 and June 30, 2003 and included in interest income was approximately $78,000 and $71,000, respectively. The actual amount of interest that was collected on nonaccrual and restructured loans during the six months ended June 30, 2004 and June 30, 2003 and included in interest income was approximately $119,000 and $183,000, respectively.

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

     Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual, consumer, or residential loans for impairment disclosures. At each of June 30, 2004 and December 31, 2003, impaired loans were $2.1 million, which includes all commercial real estate loans and commercial and industrial loans on nonaccrual status and restructured loans.

     Allowance For Loan Losses While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on increases in non-performing loans, changes in economic conditions or for other reasons. Various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. The Federal Deposit Insurance Corporation (“FDIC”) regulators examined the Company during the first quarter of 2004. No additional provision for loan losses was required as a result of this examination.

     The allowance for loan losses is maintained at a level that management considers adequate to provide for potential loan losses based upon evaluation of known and inherent risks in the loan portfolio. The allowance is increased by provisions for loan losses and by recoveries of loans previously charged-off and is reduced by loans charged-off. As of June 30, 2004, the allowance for loan losses totaled $23.9 million, or 1.41%, of total loans as compared to $23.2 million, or 1.46%, of total loans at December 31, 2003. Based on the analyses described herein, management believes that the level of the allowance for loan losses at June 30, 2004 is adequate.

     The following table summarizes changes in the allowance for possible loan losses and other selected loan data for the periods presented:

Table 3 - Summary of Changes in the Allowance for Loan Losses

	Quarter to Date
	June 30,	March 31,	December 31,	September 30,	June 30,
	2004	2004	2003	2003	2003
	(Unaudited - Dollars in Thousands)
Average total loans	$1,657,043	$1,602,839	$1,562,790	$1,535,419	$1,504,014

Allowance for loan losses, beginning of quarter	$23,467	$23,163	$23,103	$22,472	$21,924
Charged-off loans:
Commercial & industrial	—	—	156	39	—
Real estate – commercial	—	—	—	—	—
Real estate – residential	—	—	—	—	—
Real estate – construction	—	—	—	—	—
Consumer – installment	421	628	509	382	473
Consumer – other	52	49	48	47	41

Total charged-off loans	473	677	713	468	514

Recoveries on loans previously charged-off:
Commercial & industrial	31	120	59	62	13
Real estate – commercial	1	1	—	1	—
Real estate – residential	—	—	—	—	—
Real estate – construction	—	—	—	—	—
Consumer – installment	103	93	67	71	105
Consumer – other	58	23	17	35	14

Total recoveries	193	237	143	169	132

Net loans charged-off	280	440	570	299	382
Provision for loan losses	744	744	630	930	930

Allowance for loan losses, end of period	$23,931	$23,467	$23,163	$23,103	$22,472

Credit quality discount on acquired loans	—	—	—	—	425
Total allowances for loan losses, end of quarter	$23,931	$23,467	$23,163	$23,103	$22,897

Net loans charged-off as a percent of average total loans	0.02%	0.03%	0.04%	0.02%	0.03%
Allowance for loan losses as a percent of total loans	1.41%	1.44%	1.46%	1.49%	1.48%
Allowance for loan losses as a percent of nonperforming loans	715.21%	465.43%	659.16%	722.42%	817.16%
Total allowances for loan losses as a percent of total loans (including credit quality discount)	1.41%	1.44%	1.46%	1.49%	1.50%
Total allowance for loan losses as a percent of nonperforming loans (including credit quality discount)	715.21%	465.43%	659.16%	722.42%	832.62%
Net loans charged-off as a percent of allowance for loan losses	1.17%	1.87%	2.46%	1.29%	1.70%
Recoveries as a percent of charge-offs	40.80%	35.01%	20.06%	36.11%	25.68%

     The allowance for loan losses is allocated to various loan categories as part of the Bank’s process of evaluating its adequacy. The amount of allowance allocated to these loan categories was $21.2 million at June 30, 2004, compared to $20.2 million at December 31, 2003. The distribution of allowances allocated among the various loan categories as of June 30, 2004 was comparable to the distribution as of December 31, 2003. Increases in the amounts allocated were observed in all loan type categories except Commercial & Industrial, which exhibited a minor decrease. These changes are attributed to changes in portfolio balances outstanding and the results of ongoing assessments of the loan portfolio.

     The following table summarizes the allocation of the allowance for loan losses for the dates indicated:

Table 4 - Summary of Allocation of the Allowance for Loan Losses
(Unaudited - Dollars In Thousands)

	AT JUNE 30,		AT DECEMBER 31,
	2004		2003
		Percent of		Percent of
		Loans		Loans
	Allowance	In Category	Allowance	In Category
	Amount	To Total Loans	Amount	To Total Loans
Allocated Allowances:
Commercial & Industrial	$4,150	10.1%	$4,653	10.8%
Real Estate – Commercial	9,672	33.0%	9,604	35.7%
Real Estate – Residential	898	21.1%	802	20.6%
Real Estate – Construction	2,227	6.5%	1,389	5.4%
Consumer – Installment	3,219	20.1%	2,821	19.1%
Consumer – Other	1,025	9.2%	906	8.4%
Non-specific Allowance	2,740	NA	2,988	NA

Total Allowance for Loan Losses	$23,931	100.0%	$23,163	100.0%

     A portion of the allowance for loan losses is not allocated to any specific segment of the loan portfolio. This non-specific allowance is maintained for two primary reasons: (a) there exists an inherent subjectivity and imprecision to the analytical processes employed, and (b) the prevailing business environment, as it is affected by changing economic conditions and various exogenous factors, may impact the portfolio in ways currently unforeseen.

     Moreover, management has identified certain risk factors, which are not readily quantifiable, but which could still impact the degree of loss sustained within the portfolio. These include: (a) factors such as the effects of economic variability on the entire portfolio, and (b) unique portfolio risk factors that are inherent characteristics of the Bank’s loan portfolio. Market risk factors may consist of changes to general economic and business conditions that may impact the Bank’s loan portfolio customer base in terms of ability to repay and that may result in changes in value of underlying collateral. Unique portfolio risk factors may include industry concentration or covariant industry concentrations, geographic concentrations, or trends that may exacerbate losses resulting from economic events which the Bank may not be able to fully diversify out of its portfolio.

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

     Management is maintaining the non-specific allowance for measurement imprecision primarily based on its assessment of the effects of changing national, regional and local economic conditions on borrowers in its loan portfolio. Through the quarter ended June 30, 2004, the general state of the U.S. economy has exhibited improvement following a period of well publicized weakness in 2001 and 2002, including a contraction in gross domestic product

(GDP) and rising rates of unemployment. Regionally, employment levels in Massachusetts have remained flat through the first six months of 2004 following an extended declining trend through year-end 2003. Despite this trend, the overall rate of unemployment in the state compared favorably to the National rate of unemployment as of June 2004. Additionally, local real estate markets have been stable in terms of price and demand leading through the first half of 2004.

     National, regional and local economic conditions notwithstanding, the credit quality of the Bank’s loan portfolio has continued to exhibit stability through the quarter ended June 30, 2004. Management, nonetheless, has maintained a non-specific allowance for measurement imprecision of $2.7 million at June 30, 2004. This amount has been decreased by approximately $248,000 from a $3.0 million non-specific allowance for measurement imprecision at December 31, 2003.

     Other Assets Other assets increased $10.9 million, or 59.4%, to $29.4 million at June 30, 2004 from December 31, 2003. The increase is primarily due to a $4.3 million increase in the deferred tax asset balance related to unrealized security losses on the available for sale portfolio (see Note 7 to the Condensed Notes to Unaudited Consolidated Financial Statements in Item 1 hereof) and the adoption of FIN 46R on March 31, 2004 (see Note 3 to the Condensed Notes to Unaudited Consolidated Financial Statements in Item 1 hereof). The Company’s equity investment in unconsolidated subsidiary trusts, Trust III and Trust IV, of $1.5 million, as well as the associated unamortized issuance costs of $2.1 million previously included in Corporation Obligated Mandatorily Redeemable Trust Preferred Securities are now included in Other Assets subsequent to the adoption of FIN 46R.

     Investments Total investments increased $119.7 million, or 17.8%, to $792.2 million at June 30, 2004 from December 31, 2003, with purchases consisting primarily of mortgage backed securities collateralized by 15 year mortgages. Management allowed the investment portfolio as a percentage of assets to decline during the low rate environment of 2003. As the yield curve began to shift upward during 2004, Management has grown the investment portfolio to more historical levels.

     Deposits Total deposits of $2.0 billion at June 30, 2004 increased $204.0 million, or 11.4%, since year-end 2003. Core deposits increased by $189.2 million, or 14.2%. The increases are attributable to the early success of the roll out of a set of consumer deposit products, increases in municipal deposits as a result of disruption in the local banking market and a successful business banking promotional campaign. The balance of time deposits increased by $14.8 million, or 3.3%, mainly due to the introduction of promotional rate time deposits in the first half of 2004.

     Borrowings Total borrowings increased $86.2 million, or 20.8%, to $501.5 million at June 30, 2004 from December 31, 2003, of which $51.5 million, or 59.8% of the total increase for the period, are the junior subordinated debentures that are now being consolidated within debt due to the adoption of FIN 46R on March 31, 2004 (see Note 3 to the Condensed Notes to Unaudited Consolidated Financial Statements in Item 1 hereof). The junior subordinated debentures were issued to Trusts III and IV in connection with the Trusts’ issuance of trust preferred securities. FIN 46R effectively reclassifies the Company’s Trust Preferred Securities, net of issuance costs, of $47.9 million from the mezzanine section of the balance sheet to debt shown as Junior Subordinated Debentures. Prior periods were not restated to reflect this change.

     Corporation-Obligated Mandatorily Redeemable Trust Preferred Securities As a result of the adoption of FIN 46R on March 31, 2004 (see Note 3 to the Condensed Notes to Unaudited Consolidated Financial Statements in Item 1 hereof), the balance of the trust preferred securities issued by the Company’s trusts, Trust III and Trust IV, net of issuance costs, of $47.9 million are no longer consolidated in the Company’s financial statements. As disclosed above, the junior subordinated debentures of $51.5 million that were issued by the Company to the trusts will be consolidated and shown as debt. Prior periods are not restated to reflect the change in accounting.

     Stockholders’ Equity Stockholders’ equity as of June 30, 2004 totaled $175.4 million as compared to $171.8 million at December 31, 2003.

     Equity to Assets Ratio The ratio of equity to assets was 6.5% at June 30, 2004 and 7.1% at December 31, 2003.

RESULTS OF OPERATIONS

     Summary of Results of Operations The Company reported net income of $6.6 million for the second quarter 2004 as compared with net income of $9.2 million for the second quarter of 2003. Diluted earnings per share were $0.45 for the three months ended June 30, 2004, compared to $0.63 per share for the same quarter in the prior year. A favorable item occurred during the quarter ended June 30, 2003, namely the Company’s recognition of a $2.1 million credit, net of applicable tax benefits, to the provision for income taxes due to settlement of a state tax dispute (see Note 4 to the Condensed Notes to Unaudited Consolidated Financial Statements in Item 1 hereof).

     Net income for the six months ended June 30, 2004 was $13.3 million compared to $11.6 million for the same period last year. Diluted earnings per share were $0.90 and $0.79 for the six months ended June 30, 2004 and June 30, 2003, respectively. Overall period to period comparisons between the first half of 2004 and the first six months of 2003 are skewed significantly by the Company’s previously disclosed initial charge for, and subsequent settlement of, a tax dispute with the Massachusetts Department of Revenue (“DOR”) in 2003 (see Note 4 to the Condensed Notes to Unaudited Consolidated Financial Statements in Item 1 hereof). The Company recognized a $2.1 million credit to its provision for income taxes in the quarter ended June 30, 2003 due to its settlement with the DOR. That settlement reduced the $4.1 million charge initially recorded to the Company’s provision for income taxes in the quarter ended March 31, 2003 to $2.0 million. The net impact on 2003 earnings for the initial charge and the subsequent credit was a $0.14 per share decrease. Due, in large part, to the affect of the credits and charges associated with the DOR tax dispute during 2003, for the six months ended June 30, 2004, the Company’s recorded net income of $13.3 million reflected a 14.8% increase from the same six month period in 2003.

     Other items impacting period to period comparisons are a $2.0 million net gain on the sale of securities and a $1.9 million prepayment penalty on borrowings in the second quarter of 2003, as well as $221,000 of merger and acquisition expense in the second quarter of 2004. Net security gains of $2.0 million were recorded in the second quarter of 2003 on the sale of $20 million of investment securities as part of a strategy to improve the Company’s overall interest rate risk position and increase the net interest margin. That strategy included prepaying $31.5 million of fixed high rate borrowings. A $1.9 million prepayment penalty incurred during the quarter ended June 30, 2003 as part of the balance sheet repositioning strategy discussed above is a significant factor in the period to period expense reduction. During the quarter ended June 30, 2004, the Company incurred approximately $221,000, or $0.01 per share, of expenses related to the previously announced Falmouth Bancorp acquisition, including expenses associated with branch closings, marketing, and systems-related charges.

     Net Interest Income The amount of net interest income is affected by changes in interest rates and by the volume and mix of interest earning assets and interest bearing liabilities.

     On a fully tax equivalent basis, net interest income for the second quarter of 2004 decreased $1.3 million, or 5.4%, to $23.4 million, as compared to the second quarter of 2003. The Company’s net interest margin decreased to 3.84% for the second quarter of 2004 from 4.47% in the second quarter of 2003. The Company’s interest rate spread (the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities) decreased by 56 basis points to 3.47% during the second quarter of 2004 as compared to the same period in the prior year.

     Of the $1.3 million decrease in net interest income, $1.1 million is due the Company’s adoption of a new accounting standard on March 31, 2004. This adoption caused certain expenses to be reclassified to interest expense prospectively and contribute, on an annualized basis, approximately 19 basis points to the compression of the net interest margin when compared to reported net interest margin calculations prior to the second quarter of 2004 (see Note 3 to the Condensed Notes to Unaudited Consolidated Financial Statements in Item 1 hereof).

     The remainder of the net interest margin compression is a consequence of the prolonged low interest rate environment, coupled with what the Company believes to be the prudent management of its balance sheet in anticipation of rising interest rates. During this historically low interest rate environment, the Company has emphasized adjustable rate lending and extended the duration of its borrowings. While these measures, along with the use of promotional pricing for certain retail deposit products, have somewhat exacerbated the margin compression and decreased near-term earnings, Management believes that these measures will result in long-term franchise value. The Company’s continued ability to generate loan growth has somewhat offset the compression of the net interest margin.

     The following tables present the Company’s average balances, net interest income, interest rate spread, and net interest margin for the three and six months ending June 30, 2004 and June 30, 2003. For purposes of the tables and the following discussion, income from interest-earning assets and net interest income is presented on a fully-taxable equivalent basis primarily by adjusting income and yields earned on tax-exempt interest received on loans to qualifying borrowers and on certain of the Company’s securities to make them equivalent to income and yields on fully-taxable investments, assuming a federal income tax rate of 35%.

Table 5 - Average Balance, Interest Earned/Paid & Average Yields
(Unaudited - Dollars in Thousands)

		INTEREST			INTEREST
	AVERAGE	EARNED/	AVERAGE	AVERAGE	EARNED/	AVERAGE
	BALANCE	PAID	YIELD	BALANCE	PAID	YIELD
FOR THE THREE MONTHS ENDED JUNE 30,	2004	2004	2004	2003	2003	2003
Interest-earning Assets:
Federal Funds Sold and Assets Purchased Under Resale Agreement	$—	$—	—	$20	$—	—
Trading Assets	1,530	5	1.31%	1,083	4	1.48%
Taxable Investment Securities	719,125	7,902	4.40%	645,299	7,817	4.85%
Non-taxable Investment Securities (1)	64,369	1,069	6.64%	66,036	1,142	6.92%
Loans (1)	1,657,043	23,619	5.70%	1,504,014	24,231	6.44%

Total Interest-Earning Assets	$2,442,067	$32,595	5.34%	$2,216,452	$33,194	5.99%

Cash and Due from Banks	67,175			65,291
Other Assets	107,780			101,245

Total Assets	$2,617,022			$2,382,988

Interest-bearing Liabilities:
Savings and Interest Checking Accounts	$542,451	$753	0.56%	$469,294	$471	0.40%
Money Market & Super Interest Checking Accounts	432,485	1,255	1.16%	345,297	1,050	1.22%
Time Deposits	471,974	2,582	2.19%	464,340	2,928	2.52%
Federal Funds Purchased and Assets Sold Under Repurchase Agreement	75,907	207	1.09%	51,754	126	0.97%
Treasury Tax and Loan Notes	3,526	4	0.45%	2,060	2	0.39%
Federal Home Loan Bank Borrowings	388,976	3,277	3.37%	392,492	3,867	3.94%
Junior Subordinated Debentures	51,546	1,095	8.50%	—	—	—

Total Interest-Bearing Liabilities	$1,966,865	$9,173	1.87%	$1,725,237	$8,444	1.96%

Demand Deposits	458,660			417,306
Corporation Obligated Mandatorily Redeemable Trust Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures of the Corporation	—			47,804
Other Liabilities	14,879			28,813

Total Liabilities	2,440,404			2,219,160
Stockholders’ Equity	176,618			163,828

Total Liabilities and Stockholders’ Equity	$2,617,022			$2,382,988

Net Interest Income		$23,422			$24,750

Interest Rate Spread (2)			3.47%			4.03%

Net Interest Margin (2)			3.84%			4.47%

(1)	The total amount of adjustment to present interest income and yield on a fully tax-equivalent basis is $453 and $485 for the three months ended June 30, 2004 and 2003, respectively. Also, non-accrual loans have been included in the average loan category; however, unpaid interest on non-accrual loans has not been included for purposes of determining interest income.

(2)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities. Net interest margin represents annualized net interest income as a percent of average interest-earning assets.

Table 6 - Average Balance, Interest Earned/Paid & Average Yields
(Unaudited - Dollars in Thousands)

		INTEREST			INTEREST
	AVERAGE	EARNED/	AVERAGE	AVERAGE	EARNED/	AVERAGE
	BALANCE	PAID	YIELD	BALANCE	PAID	YIELD
FOR THE SIX MONTHS ENDED JUNE 30,	2004	2004	2004	2003	2003	2003
Interest-earning Assets:
Federal Funds Sold and Assets Purchased Under Resale Agreement	$—	$—	—	$35	$—	—
Trading Assets	1,518	19	2.50%	1,079	18	3.34%
Taxable Investment Securities	678,262	14,937	4.40%	636,722	15,517	4.87%
Non-taxable Investment Securities (1)	65,592	2,218	6.76%	61,423	2,127	6.93%
Loans (1)	1,629,941	46,981	5.76%	1,476,292	48,305	6.54%

Total Interest-Earning Assets	$2,375,313	$64,155	5.40%	$2,175,551	$65,967	6.06%

Cash and Due from Banks	66,263			63,874
Other Assets	105,921			100,484

Total Assets	$2,547,497			$2,339,909

Interest-bearing Liabilities:
Savings and Interest Checking Accounts	$531,527	$1,440	0.54%	$461,130	$983	0.43%
Money Market & Super Interest Checking Accounts	399,424	2,325	1.16%	338,984	2,091	1.23%
Time Deposits	470,578	5,121	2.18%	466,401	6,085	2.61%
Federal Funds Purchased and Assets Sold Under Repurchase Agreement	59,703	300	1.00%	53,785	263	0.98%
Treasury Tax and Loan Notes	3,682	8	0.43%	2,258	6	0.53%
Federal Home Loan Bank Borrowings	391,465	6,512	3.33%	370,257	7,677	4.15%
Junior Subordinated Debentures	26,056	1,107	8.50%	—	—	—

Total Interest-Bearing Liabilities	$1,882,435	$16,813	1.79%	$1,692,815	$17,105	2.02%

Demand Deposits	448,063			408,219
Corporation Obligated Mandatorily Redeemable Trust Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures of the Corporation	23,668			47,793
Other Liabilities	16,669			26,952

Total Liabilities	2,370,835			2,175,779
Stockholders’ Equity	176,662			164,130

Total Liabilities and Stockholders’ Equity	$2,547,497			$2,339,909

Net Interest Income		$47,342			$48,862

Interest Rate Spread (2)			3.61%			4.04%

Net Interest Margin (2)			3.99%			4.49%

(1)	The total amount of adjustment to present interest income and yield on a fully tax-equivalent basis is $939 and $895 for the six months ended June 30, 2004 and 2003, respectively. Also, non-accrual loans have been included in the average loan category; however, unpaid interest on non-accrual loans has not been included for purposes of determining interest income.

(2)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities. Net interest margin represents annualized net interest income as a percent of average interest-earning assets.

     The average balance of interest-earning assets for the second quarter of 2004 amounted to $2.4 billion, an increase of $225.6 million, or 10.2%, from the comparable time frame in 2003. Average loans increased by $153.0 million, or 10.2%. Average investments increased by $72.6 million, or 10.2%. Income from interest-earning assets amounted to $32.6 million for the three months ended June 30, 2004, a decrease of $598,000, or 1.8%, from the three months ended June 30, 2003. The yield on interest earning assets was 5.34% for the three months ending June 30, 2004 compared to 5.99% on June 30, 2003.

     The average balance of interest-earning assets for the six months ended June 30, 2004 amounted to $2.4 billion, an increase of $200.0 million, or 9.2%, from the comparable time frame in 2003. Average loans increased by $153.6 million, or 10.4%. Average investments increased by $46.1 million, or 6.6%. Income from interest-earning assets amounted to $64.2 million for the six months ended June 30, 2004, a decrease of $1.8 million, or 2.7%, from the six months ended June 30, 2003. The yield on interest earning assets was 5.40% for the six months ending June 30, 2004 compared to 6.06% for the six months ended June 30, 2003.

     The average balance of interest-bearing liabilities for the second quarter 2004 was $2.0 billion, or 14.0% higher than the comparable 2003 time frame. Average interest bearing deposits were higher by $168.0 million, or 13.1%, for the three months ending June 30, 2004 compared to the same period last year. The growth in average non-interest bearing demand deposits was $41.4 million, or 9.9%, for the quarter ending June 30, 2004 as compared to the same period in 2003. For the three months ended June 30, 2004, average borrowings were $520.0 million, representing an increase of $73.6 million, or 16.5%, from the three months ended June 30, 2003. The majority of this increase, $51.5 million, is the junior subordinated debentures that are now being consolidated within debt due to the adoption of FIN 46R on March 31, 2004 (see Note 3 to the Condensed Notes to Unaudited Consolidated Financial Statements in Item 1 hereof). Interest expense on interest-bearing liabilities increased by $730,000, or 8.6%, to $9.2 million in the second quarter of 2004 as compared to the same period last year. However, excluding the interest expense of $1.1 million related to the reclassification of $51.5 million to Junior Subordinated Debentures (see Note 3 to the Condensed Notes to Unaudited Consolidated Financial Statements in Item 1 hereof), interest expense on interest-bearing liabilities decreased $365,000, or 4.3%, to $8.1 million in the second quarter of 2004 as compared to the same period last year, due to the cost of funds being 1.87% in 2004 compared to 1.96% in 2003.

     The average balance of interest-bearing liabilities for the six months ended June 30, 2004 was $1.9 billion, or 11.2% higher than the comparable 2003 time frame. Average interest bearing deposits were higher by $135.0 million, or 10.7%, for the six months ending June 30, 2004 compared to the same period last year. The growth in average non-interest bearing demand deposits was $39.8 million, or 9.8%, for the six months ending June 30, 2004 as compared to the same period in 2003. For the six months ended June 30, 2004, average borrowings were $480.9 million, representing an increase of $54.6 million, or 12.8%, from the six months ended June 30, 2003. Part of this increase, $26.1 million on an average basis, is the junior subordinated debentures that are now being consolidated within debt due to the adoption of FIN 46R on March 31, 2004 (see Note 3 to the Condensed Notes to Unaudited Consolidated Financial Statements in Item 1 hereof). Interest expense on interest-bearing liabilities decreased by $293,000, or 1.7%, to $16.8 million in the first half of 2004 as compared to the same period last year. However, excluding the interest expense of $1.1 million related to the reclassification of $51.5 million to Junior Subordinated Debentures (see Note 3 to the Condensed Notes to Unaudited Consolidated Financial Statements in Item 1 hereof), interest expense on interest-bearing liabilities decreased $1.4 million, or 8.2%, to $15.7 million in the first half of 2004 as compared to the same period last year, due to the cost of funds being 1.79% in 2004 compared to 2.02% in 2003.

     The following table presents certain information on a fully tax-equivalent basis regarding changes in the Company’s interest income and interest expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to: (1) changes in rate (change in rate multiplied by old volume), (2) changes in volume (change in volume multiplied by old rate), and (3) changes in volume/rate (change in volume multiplied by change in rate).

Table 7 - Volume Rate Analysis

	Three Months Ended June 30,				Six Months Ended June 30,
	2004 Compared to 2003				2004 Compared to 2003
			Change				Change
	Change	Change	Due to		Change	Change	Due to
	Due to	Due to	Volume/	Total	Due to	Due to	Volume/	Total
	Rate	Volume	Rate	Change	Rate	Volume	Rate	Change
	(Unaudited - Dollars in Thousands)				(Unaudited - Dollars in Thousands)
Income on interest-earning assets:
Taxable securities	(726)	894	(83)	85	(1,495)	1,013	(98)	(580)
Non-taxable securities (1)	(45)	(29)	1	(73)	(50)	144	(3)	91
Trading assets	(1)	2	0	1	(4)	7	(2)	1
Loans (1) (2)	(2,793)	2,465	(284)	(612)	(5,753)	5,028	(599)	(1,324)

Total	$(3,565)	$3,332	$(366)	$(599)	$(7,302)	$6,192	$(702)	$(1,812)

Expense of interest-bearing liabilities:
Savings and Interest Checking accounts	$180	$73	$29	$282	$266	$150	$41	$457
Money Market and Super Interest Checking account	(48)	265	(12)	205	(118)	373	(21)	234
Time deposits	(388)	48	(6)	(346)	(1,009)	54	(9)	(964)
Federal funds purchased and assets sold under repurchase agreements	15	59	7	81	7	29	1	37
Treasury tax and loan notes	0	2	0	2	(1)	4	(1)	2
Federal Home Loan Bank borrowings	(560)	(35)	5	(590)	(1,518)	440	(87)	(1,165)
Junior Subordinated Debentures	0	0	1,095	1,095	0	0	1,107	1,107

Total	$(801)	$412	$1,118	$729	$(2,373)	$1,050	$1,031	$(292)

Change in net interest income	$(2,764)	$2,920	$(1,484)	$(1,328)	$(4,929)	$5,142	$(1,733)	$(1,520)

(1) The total amount of adjustment to present income and yield on a fully tax-equivalent basis is $453 and $485 for the three months ended June 30, 2004 and 2003, respectively, and $939 and $895 for the six months ended June 30, 2004 and 2003, respectively.

(2) Loans include portfolio loans, loans held for sale and nonperforming loans; however unpaid interest on nonaccrual loans has not been included for purposes of determining interest income.

     Provision For Loan Losses The provision for loan losses represents the charge to expense that is required to maintain an adequate level of allowance for loan losses. Management’s periodic evaluation of the adequacy of the allowance considers past loan loss experience, known and inherent risks in the loan portfolio, adverse situations which may affect a borrowers’ ability to repay, the estimated value of the underlying collateral, if any, and current and prospective economic conditions. Substantial portions of the Bank’s loans are secured by real estate in Massachusetts. Accordingly, the ultimate collectibility of a substantial portion of the Bank’s loan portfolio is susceptible to changes in property values within the state.

     The provision for loan losses decreased to $744,000 for the three months ended June 30, 2004 compared with $930,000 for the three months ended June 30, 2003. Asset quality remains sound with nonperforming assets of $3.3 million at June 30, 2004. At June 30, 2004, the allowance for loan loss covered nonperforming loans 7.2 times. The provision for loan losses decreased to $1.5 million for the six months ended June 30, 2004 compared with $1.9 million for the six months ended June 30, 2003.

     The provision for loan losses is based upon management’s evaluation of the level of the allowance for loan losses in relation to the estimate of loss exposure in the loan portfolio. An analysis of individual loans and the overall risk characteristics and size of the different loan portfolios is conducted on an ongoing basis. This managerial evaluation of individual loans is reviewed periodically by a third-party loan review consultant. As necessary, adjustments to the level of allowance for loan losses are reported in the earnings of the period in which they become known.

     Non-Interest Income Non-interest income declined by $1.8 million, or 22.1%, and by $659,000, or 4.6%, during the three and six months ended June 30, 2004, respectively, as compared to the same periods in the prior year. Net security gains decreased by $2.0 million and by $1.2 million for the three months and six months ended June 30, 2004, respectively, as compared to the same periods in 2003. Net security gains of $2.0 million were recorded in the second quarter of 2003 on the sale of $20 million of investment securities as part of a strategy to improve the Company’s overall interest rate risk position and increase the net interest margin. That strategy included prepaying $31.5 million of fixed high rate borrowings.

     Service charges on deposit accounts increased by $194,000, or 6.8%, and by $441,000, or 8.0%, for the three and six months ended June 30, 2004, respectively, as compared to the same periods in 2003, reflecting growth in core deposits. Investment management services income increased $28,000, or 2.3%, and by $107,000, or 4.8%, for the three and six months ended June 30, 2004, respectively, compared to the same periods last year. Mortgage banking income decreased by $119,000, or 12.2%, and $442,000, or 21.7%, for the three and six months ended June 30, 2004 as compared to the three and six months ended June 30, 2003, respectively, due to the decline in the refinancing market. The balance of the mortgage servicing asset is $3.2 million and loans serviced amounted to $363.6 million as of June 30, 2004. Other non-interest income increased $401,000, or 27.4%, for the six months ended June 30, 2004 as compared to the same period in 2003 primarily due to prepayment penalties received on loan payoffs during the first quarter of 2004.

     Non-Interest Expenses Non-interest expense decreased by $1.1 million, or 5.5%, and $216,000, or 0.6%, for the three and six months ended June 30, 2004, respectively, as compared to the same periods in the prior year. A $1.9 million prepayment penalty incurred during the quarter ended June 30, 2003 as part of the balance sheet repositioning strategy discussed above is a significant factor in the period to period expense reduction. Salaries and employee benefits decreased by $270,000, or 2.6%, and increased $327,000, or 1.6%, for the three and six months ended June 30, 2004, respectively, as compared to the same periods in the prior year. The primary factor in the reduction of salaries and benefits expenses in the quarter was lower performance based incentive compensation accruals. As previously disclosed, the Company anticipates an increased pension expense for its defined benefit plan during 2004. During the quarter the Company suspended matching contributions to the 401(k) plan maintained for employees to partially offset the increased pension expense. Occupancy and equipment related expense decreased by $50,000, or 2.2%, and $168,000, or 3.6%, for the three and six months ended June 30, 2004, respectively, compared to the same periods in the prior year, as a result of improved building maintenance costs.

     Other non-interest expenses increased by $927,000, or 21.0%, and $1.3 million, or 15.5%, for the three and six months ended June 30, 2004, respectively, as compared to the same periods in the prior year. The increase in other non-interest expenses is primarily attributable to increased expenditures for the Company’s key business initiatives. During the first half of 2004, the Company incurred business initiative expenses to implement a small business banking model, to expand residential lending, to develop a new set of consumer deposit products, to improve the commercial loan process, to fund retail sales training, and to fund a core information system selection process. The Company estimates that the total expenses associated with its business initiatives were approximately $606,000 and $1.1 million for the three and six months ended June 30, 2004, respectively, across all expense categories. In addition, advertising and business development increased incrementally by $314,000 and $515,000 for the three and six months ended June 30, 2004, respectively, as compared to the same periods in the prior year, to support the afore-mentioned business initiatives and capitalize on market changes due to merger disruption.

     Income Taxes For the quarters ending June 30, 2004 and 2003, the Company recorded combined federal and state income tax provisions of $3.2 million and $1.4 million, respectively. These provisions reflect effective income tax rates of 32.4% and 13.0%, for the quarters ending June 30, 2004 and June 30, 2003, respectively. For the six months ending June 30, 2004 and 2003, the Company recorded combined federal and state income tax provisions of $6.4 million and $8.6 million, respectively. These provisions reflect effective income tax rates of 32.4% and 42.7%, for the six months ending June 30, 2004 and June 30, 2003, respectively. Overall period to period comparisons between the first half of 2004 and the first six months of 2003 are skewed significantly by the Company’s previously disclosed initial charge for, and subsequent settlement of, a tax dispute with the Massachusetts Department of Revenue (“DOR”) in 2003. The Company recognized a $2.1 million credit to its provision for income taxes in the quarter ended June 30, 2003 due to its settlement with the DOR. That settlement reduced the $4.1 million charge initially recorded to the Company’s provision for income taxes in the quarter ended March 31, 2003 to $2.0 million (see Note 4 to the Condensed Notes to Unaudited Consolidated Financial Statements with Item 1 hereof).

     Minority Interest Minority interest expense was zero and $1.1 million for the quarters ending June 30, 2004 and 2003, respectively. For the six months ended June 30, 2004, the minority interest expense was $1.1 million compared to $2.2 million at the six months ended June 30, 2003. As discussed above under Borrowings and Corporation-Obligated Mandatorily Redeemable Trust Preferred Securities, the Company adopted FIN 46R on March 31, 2004. Therefore, beginning March 31, 2004, the Company no longer reflects the interest on the trust preferred securities issued by Trust III and Trust IV, net of issuance costs, as minority interest. The interest expense on the Company’s junior subordinated debentures, which were issued to the Trusts in connection with the Trusts’ issuance of trust preferred securities, is included in the net interest margin. The net interest margin is negatively impacted by 0.19% on an annualized basis. Prior period’s net interest margin were not restated to reflect this change (see Note 3 to the Condensed Notes to Unaudited Consolidated Financial Statements within Item 1 hereof).

     Return on Average Assets and Equity The annualized consolidated returns on average equity and average assets for the three months ended June 30, 2004 were 15.00% and 1.01%, respectively, compared to 22.39% and 1.54% reported for the same period last year, respectively. For the six months ended June 30, 2004, the annualized consolidated returns on average equity and average assets were 15.08% and 1.05%, respectively, compared to 14.14% and 0.99% for the six months ended June 30, 2003, respectively. The change in these ratios on a year over year basis is primarily due to a net settlement with the Massachusetts Department of Revenue as a direct charge to the provision for income taxes. That settlement reduced the $4.1 million charge initially recorded to the Company’s provision for income taxes in the quarter ended March 31, 2003 to $2.0 million for the six months ended June 30, 2003 (see Note 4 to the Condensed Notes to Unaudited Consolidated Financial Statements with Item 1 hereof).

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

     The Asset/Liability Management Committee (“ALCO”), whose members are comprised of the Bank’s senior management, develops procedures consistent with policies established by the Board of Directors, which monitor and coordinate the Bank’s interest rate sensitivity and the sources, uses and pricing of funds. Interest rate sensitivity refers to the Bank’s exposure to fluctuations in interest rates and its effect on earnings. If assets and liabilities do not re-price simultaneously and in equal volume, the potential for interest rate exposure exists. It is management’s objective to maintain stability in the growth of net interest income through the maintenance of an appropriate mix of interest-earning assets and interest-bearing liabilities and, when necessary, within prudent limits, through the use of off-balance sheet hedging instruments such as interest rate swaps. The Committee employs simulation analyses in an attempt to quantify, evaluate and manage the impact of changes in interest rates on the Bank’s net interest income. In addition, the Bank engages an independent consultant to render advice with respect to asset and liability management strategy.

     The Bank is careful to increase deposits without adversely impacting the weighted average cost of those funds as compared to market funding rates. Accordingly, management has implemented funding strategies that include FHLB advances and repurchase agreement lines. These non-deposit funds are also viewed as a contingent source of liquidity and, when profitable lending and investment opportunities exist, access to such funds provides a means to grow the balance sheet.

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

     On June 30, 2004 and December 31, 2003, the Company had swaps, designated as “cash flow” hedges, with total notional amount of $75.0 million and $50.0 million, respectively. The purpose of these swaps is to hedge the variability in cash outflows of LIBOR (London Interbank Offered Rate) based borrowings attributable to changes in interest rates. For the swap agreements outstanding at June 30, 2004, the Company pays a fixed rate of interest of 3.65% and receives a 3 month LIBOR rate of interest on $50.0 million notional value and pays a fixed rate of 2.49% and receives a 3 month LIBOR rate of interest on the remaining $25.0 million notional value. These swaps had a negative fair value of $49,000 and $1.5 million at June 30, 2004 and December 31, 2003, respectively. All changes in the fair value of the interest rate swaps are recorded, net of tax, in equity as a component of other comprehensive income.

     To improve the Company’s asset sensitivity, the Company sold interest rate swaps hedged against loans during the year ending December 31, 2002, resulting in total deferred gains of $7.1 million. The deferred gain is classified in other comprehensive income, net of tax, as a component of equity. The interest rate swaps sold had total notional amounts of $225.0 million. These swaps were accounted for as cash flow hedges and, therefore, the deferred gains will be amortized into interest income over the remaining life of the hedged item, which range between two and five years. At June 30, 2004, the remaining deferred gains of $2.9 million gross, or $1.7 million, net of tax, were included in other comprehensive income.

     Additionally, the Company enters into commitments to fund residential mortgage loans with the intention of selling them in the secondary markets. The Company also enters into forward sales agreements for certain funded loans and loan commitments to protect against changes in interest rates. The Company records unfunded commitments and forward sales agreements at fair value (with the exception of best efforts forward sales commitments for which only the positive fair values are recognized) with changes in fair value recorded as a component of Mortgage Banking Income. At June 30, 2004, the Company had residential mortgage loan commitments with a fair value of $88,000 and forward sales agreements with a fair value of $5,000. The net fair value decreased $241,000 and $184,000 for the quarters ending June 30, 2004 and 2003, respectively, and were recorded as a component of mortgage banking income.

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

     The Company’s policy on interest-rate risk simulation specifies that if interest rates were to shift gradually up or down 200 basis points, estimated net interest income for the subsequent twelve months should decline by less than 6%. Given the unusually low rate environments at June 30, 2004 and 2003, the Company assumed a 100 basis point decline in interest rates and a 200 basis point increase in rates.

     The following table sets forth the estimated effects on the Company’s net interest income over a twelve month period following the indicated dates in the event of the indicated increases or decreases in market interest rates:

Table 8 - Interest Rate Sensitivity

	200 Basis	100 Basis
	Point	Point
	Rate	Rate
	Increase	Decrease
June 30, 2004	-2.78%	+0.90%
June 30, 2003	-1.19%	+0.05%

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

     The most significant factors affecting market risk exposure of the Company’s net interest income during the second quarter of 2004 were: (1) changes in the composition of assets and loans, (2) the shape of the U.S. Government securities and interest rate swap yield curve, (3) the level of U.S prime interest rates, and (4) the level of rates paid on deposit accounts.

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

     The Bank utilizes its extensive branch network to access retail customers who provide a stable base of in-market core deposits. These funds are principally comprised of demand deposits, interest checking accounts, savings accounts, and money market accounts. Deposit levels are greatly influenced by interest rates, economic conditions, and competitive factors. The Bank has also established repurchase agreement lines with major brokerage firms as potential sources of liquidity. At June 30, 2004, the Company had no advances outstanding under these lines. In addition to these lines, the Bank also had customer repurchase agreements outstanding amounting to $50.4 million at June 30, 2004. As a member of the FHLB, the Bank has access to a total of $764.8 million, of which approximately $368.0 million remains unused, of borrowing capacity. On June 30, 2004, the Bank had $396.7 million outstanding in FHLB borrowings.

     At June 30, 2004, the Company had outstanding commitments to originate mortgage and non-mortgage loans (including unused lines of credit of $200.1 million and letters of credit of $9.5 million) of $444.4 million. Certificates of deposit which are scheduled to mature within one year totaled $370.1 million at June 30, 2004, and borrowings that are scheduled to mature within the same period amounted to $194.4 million. The Company anticipates that it will have sufficient funds available to meet its current loan commitments and other obligations.

     The Company, as a separately incorporated bank holding company, has no significant operations other than serving as the sole stockholder of the Bank. Its commitments and debt service requirement, at June 30, 2004, consisted of junior subordinated debentures, including accrued interest, issued to Trust III of $25.8 million and Trust IV of $25.8 million, in connection with the issuance of 8.625% Trust Preferred Securities due in 2031 and 8.375% Trust Preferred Securities due in 2032, respectively. The Company’s only recurring expenses are the interest expense on its junior subordinated debentures and those derived from its reporting obligations under the Securities and Exchange Act of 1934.

     The Company actively manages its liquidity position under the direction of the Asset/Liability Management Committee. Periodic review under prescribed policies and procedures is intended to ensure that the Company will maintain adequate levels of available funds. At June 30, 2004, the Company’s liquidity position was well above policy guidelines. Management believes that the Bank has adequate liquidity available to respond to current and anticipated liquidity demands.

     Capital Resources and Dividends The Federal Reserve Board, the Federal Deposit Insurance Corporation, and other regulatory agencies have established capital guidelines for banks and bank holding companies. Risk-based capital guidelines issued by the federal regulatory agencies require banks to meet a minimum Tier 1 risk-based capital ratio of 4.0% and a total risk-based capital ratio of 8.0%. At June 30, 2004, the Company had a Tier 1 risked-based capital ratio of 10.63% and total risked-based capital ratio 11.88%. The Bank had a Tier 1 risked-based capital ratio of 10.01% and a total risked-based capital ratio of 11.26% as of the same date.

     A minimum requirement of 4.0% Tier 1 leverage capital is also mandated. On June 30, 2004, the Company and the Bank had Tier 1 leverage capital ratios of 7.45% and 7.01%, respectively.

     In June, the Company’s Board of Directors declared a cash dividend of $0.14 per share to stockholders of record as of the close of business on June 25, 2004. This dividend was paid on July 9, 2004. On an annualized basis, the dividend payout ratio amounted to 26.81% of the trailing four quarters’ earnings.

     Contractual Obligations, Commitments, Contingencies, and Off-Balance Sheet Financial Instruments The Company has entered into contractual obligations and commitments and off-balance sheet financial instruments. The following tables summarize the Company’s contractual cash obligation and other commitment and off-balance sheet financial instruments at June 30, 2004:

Table 9 - Contractual Obligations, Commitments and Off-Balance Sheet Financial Instruments by Maturity

(Unaudited - Dollars in Thousands)

	Payments Due - By Period
		Less than	One to	Four to	After
Contractual Obligations	Total	One Year	Three Years	Five Years	Five Years
FHLB advances	$396,734	$191,600	$—	$35,000	$170,134
Junior subordinated debentures	51,546	—	—	—	51,546
Lease obligations	11,987	2,306	3,617	2,132	3,932
Investment obligations	814	814	—	—	—
Data processing and Core systems	10,137	2,305	5,385	2,447	—
Other vendor contracts	5,852	1,577	3,170	1,057	48
Retirement benefit obligations (1)	26,918	2,268	374	411	23,865
Other
Treasury Tax & Loan Notes	2,838	2,838	—	—	—
Customer Repurchase Agreements	50,421	50,421	—	—	—

Total Contractual Cash Obligations	$557,247	$254,129	$12,546	$41,047	$249,525

(1)	Retirement benefit obligations include expected contributions to the Company’s pension plan, post retirement benefit plan, and supplemental executive retirement plans. Expected contributions for the pension plan have been included only through plan year July 1, 2004 - June 30, 2005. Contributions beyond this plan year can not be quantified as they will be determined based upon the return on the investments in the plan. Expected contributions for the post retirement plan and supplemental executive plans include obligations that are payable over the life time of the participants.

	Amount of Commitment Expiring - By Period
Off-Balance Sheet		Less than	One to	Four to	After
Financial Instruments	Total	One Year	Three Years	Five Years	Five Years
Lines of credit	$200,107	$17,778	$—	$—	$182,329
Standby letters of credit	9,468	9,468	—	—	—
Other loan commitments	234,804	199,943	25,457	6,781	2,623
Forward commitments to sell loans	9,466	9,466	—	—	—

Total Commitments	$453,845	$236,655	$25,457	$6,781	$184,952

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Information required by this Item 3 is included in Item 2 of Part I of this Form 10-Q, entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4. Controls and Procedures

     As of the date of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to the Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a-15(b). Based upon that evaluation, the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic

Securities and Exchange Commission (“SEC”) filings. There have been no changes in the Company’s internal controls or in other factors which could significantly affect these controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

     The non-jury trial of the case was conducted in January 2001. The trial concluded with post-trial submissions to and argument before the Court in February 2001. In September 2002, the court, in response to a joint inquiry from counsel for the Bank and counsel for CA, indicated that the judge is “actively working” on the case and anticipated, at that time, rendering a decision sometime in the fall of 2002. The court, however, has not yet rendered a decision.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds - None

Item 3. Defaults Upon Senior Securities – None

Item 4. Submission of Matters to a Vote of Security Holders –

     The Annual Stockholders’ Meeting was held on April 22, 2004. The Board of Director’s information can be found in the Proxy Statement in Section VI. Board of Directors (Pages 3 – 9).

     Voting Results:

Proposal 1 – To re-elect W. Paul Clark, Benjamin A. Gilmore, II, Christopher Oddleifson, and John H. Spurr, Jr. to serve as Class II Directors.

Proposal
1. Re-election of Class II Directors	FOR	WITHHELD
W. Paul Clark	12,215,660	142,344
Benjamin A. Gilmore, II	12,276,183	81,821
Christopher Oddleifson	12,273,686	84,318
John H. Spurr, Jr.	10,374,098	1,983,906

Item 5. Other Information – None

Item 6. Exhibits and Reports on Form 8-K

Exhibits

No.	Exhibit
3.(i)	Restated Articles of Organization, as amended to date, incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 1993.

3.(ii)	Bylaws of the Company, as amended to date, incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2000. On September 14, 2000, section 2 of the Company’s By-Laws were amended so as to require an agreement of at least two thirds (rather than a majority) of shareholders to call a special shareholders meeting.

3 (iii)	Bylaws of the Company, as amended as of January 9, 2003, incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2003.

4.1	Specimen Common Stock Certificate, incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 1992.

4.2	Specimen Preferred Stock Purchase Rights Certificate, incorporated by reference to the Company’s Form 8-A Registration Statement filed by the Company on November 5, 2001.

No.	Exhibit
4.3	Indenture of Registrant relating to the 8.625% Junior Subordinated Debentures issued Independent Capital Trust III, incorporated by reference to the Form 8-K filed by the Company on April 18, 2002.

4.4	Form of Certificate of 8.625% Junior Subordinated Debenture (included as Exhibit A to Exhibit 4.3).

4.5	Amended and Restated Declaration of Trust for Independent Capital Trust III, incorporated by reference to the Form 8-K filed by the Company on April 18, 2002.

4.6	Form of Preferred Security Certificate for Independent Capital Trust III (included as Exhibit D to Exhibit 4.5).

4.7	Preferred Securities Guarantee Agreement of Independent Capital Trust III, incorporated by reference to the Form 8-K filed by the Company on April 18, 2002.

4.8	Indenture of Registrant relating to the 8.375% Junior Subordinated Debentures issued to Independent Capital Trust IV, incorporated by reference to the Form 8-K filed by the Company on April 18, 2002.

4.9	Form of Certificate of 8.375% Junior Subordinated Debenture (included as Exhibit A to Exhibit 4.8).

4.10	Amended and Restated Declaration of Trust for Independent Capital Trust IV, incorporated by reference to the Form 8-K filed by the Company on April 18, 2002.

4.11	Form of Preferred Security Certificate for Independent Capital Trust IV (included as Exhibit D to Exhibit 4.10).

4.12	Preferred Securities Guarantee Agreement of Independent Capital Trust IV, incorporated by reference to the Form 8-K filed by the Company on April 18, 2002.

10.1	Amended and Restated Independent Bank Corp. 1987 Incentive Stock Option Plan (“Stock Option Plan”) (Management contract under Item 601(10)(iii)(A)). Incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 1994.

10.2	Independent Bank Corp. 1996 Non-Employee Directors’ Stock Option Plan (Management contract under Item 901(10)(iii)(A)). Incorporated by reference to the Company’s Definitive Proxy Statement for the 1996 Annual Meeting of Stockholders filed with the Commission on March 19, 1996.

10.3	Independent Bank Corp. 1997 Employee Stock Option Plan (Management contract under Item 601(10)(iii)(A)). Incorporated by reference to the Company’s Definitive Proxy Statement for the 1997 Annual Meeting of Stockholders filed with the Commission on March 20, 1997.

10.4	Renewal Rights Agreement noted as of September 14, 2000 by and between the Company and Rockland, as Rights Agent

No.	Exhibit
(Exhibit to Form 8-K filed on October 23, 2000). Incorporated by reference to the Company’s Definitive Proxy Statement for the 1997 Annual Meeting of Stockholders filed with the Commission on March 20, 1997.

10.6	Employment Agreements by and between Rockland Trust Company and Ferdinand T. Kelley and Raymond G. Fuerschbach, respectively. Incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2001.

Employment Agreements by and between Edward H. Seksay and Denis K. Sheahan and the Company and Rockland Trust. Incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2001.

Employment Agreement between Christopher Oddleifson and the Company and Rockland Trust dated January 9, 2003 is filed as an exhibit under the Form 8-K filed on January 9, 2003.

Employment Agreement between Edward F. Jankowski and the Company and Rockland Trust dated November 11, 2003, incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2003.

Employment Agreement between Jane L. Lundquist and Rockland Trust Company dated July 19, 2004 is filed as an exhibit under the Form 8-K filed on July 19, 2004.

10.7	Independent Bank Corp. Deferred Compensation Program for Directors (restated as amended as of December 1, 2000). Incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2000.

10.8	Master Securities Repurchase Agreement, incorporated by reference to Form S-1 Registration Statement filed by the Company on September 18, 1992.

10.9	Purchase and Assumption Agreement, dated as of September 27, 1999, by and between Rockland Trust Company and Fleet Financial Group, Inc. is filed as an exhibit under the Form 8-K filed on October 1, 1999.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.*

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.*

32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.+

32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.+

*Filed herewith

+Furnished herewith

Reports on Form 8-K

     (a) Reports on Form 8-K

April 8, 2004	- related to first quarter 2004 earnings release
April 12, 2004	- related to supplemental information in connection with its earning conference call
May 6, 2004	- related to award of tax credit allocation authority
June 10, 2004	- related to common dividend announcement

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDEPENDENT BANK CORP.
(registrant)

Date: August 3, 2004	/s/ Christopher Oddleifson

Christopher Oddleifson
President and
Chief Executive Officer

Date: August 3, 2004	/s/ Denis K. Sheahan

Denis K. Sheahan
Chief Financial Officer and Treasurer
(Principal Financial and
Principal Accounting Officer)

INDEPENDENT BANK CORP.
(registrant)