Form 10-Q
period 2004-09-30
INDEPENDENT BANK CORP
filed 2004-11-05
CIK 776901

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004
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

     As of November 1, 2004, there were 15,301,329 shares of the issuer’s common stock outstanding, par value $0.01 per share.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

INDEPENDENT BANK CORP.

CONSOLIDATED BALANCE SHEETS
(Unaudited — Dollars in Thousands, Except Share and Per Share Amounts)

	September 30,	December 31,
	2004	2003
ASSETS
CASH AND DUE FROM BANKS	$69,344	$75,495
SECURITIES
Trading Assets	1,493	1,171
Securities Available for Sale	674,265	527,507
Securities Held to Maturity (fair value $113,996 and $127,271)	109,179	121,894
Federal Home Loan Bank Stock	25,227	21,907

TOTAL SECURITIES	810,164	672,479

LOANS
Commercial and Industrial	171,250	171,230
Commercial Real Estate	621,135	564,890
Commercial Construction	112,116	75,380
Residential Real Estate	421,274	324,052
Residential Construction	10,640	9,633
Residential Loans Held for Sale	6,405	1,471
Consumer — Home Equity	176,008	132,629
Consumer — Auto	285,363	240,504
Consumer — Other	73,309	61,346

TOTAL LOANS	1,877,500	1,581,135
LESS: ALLOWANCE FOR LOAN LOSSES	(25,253)	(23,163)

NET LOANS	1,852,247	1,557,972

BANK PREMISES AND EQUIPMENT, Net	37,671	32,477
GOODWILL AND CORE DEPOSIT INTANGIBLE	57,263	36,236
MORTGAGE SERVICING RIGHTS	3,402	3,178
BANK OWNED LIFE INSURANCE	42,102	40,486
OTHER ASSETS	26,739	18,432

TOTAL ASSETS	$2,898,932	$2,436,755

LIABILITIES
DEPOSITS
Demand Deposits	$517,849	$448,452
Savings and Interest Checking Accounts	626,477	535,870
Money Market and Super Interest Checking Accounts	497,757	347,530
Time Certificates of Deposit over $100,000	135,822	118,594
Other Time Certificates of Deposits	353,148	332,892

TOTAL DEPOSITS	2,131,053	1,783,338

FEDERAL FUNDS PURCHASED AND ASSETS SOLD UNDER REPURCHASE AGREEMENTS	59,853	39,425
TREASURY TAX AND LOAN NOTES	4,065	4,808
FEDERAL HOME LOAN BANK BORROWINGS	430,856	371,136
JUNIOR SUBORDINATED DEBENTURES	51,546	—
OTHER LIABILITIES	17,891	18,344

TOTAL LIABILITIES	$2,695,264	$2,217,051

COMMITMENTS AND CONTINGENCIES
CORPORATION-OBLIGATED MANDATORILY REDEEMABLE TRUST PREFERRED SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES OF THE CORPORATION
Outstanding: 2,000,000 shares	$—	$47,857

STOCKHOLDERS’ EQUITY
PREFERRED STOCK, $0.01 par value. Authorized: 1,000,000 Shares Outstanding: None	—	—
COMMON STOCK, $0.01 par value. Authorized: 30,000,000 Issued: 15,450,724 Shares at September 30, 2004 and 14,863,821 at December 31, 2003.	155	149
TREASURY STOCK: 160,320 Shares at September 30, 2004 and 235,667 Shares at December 31, 2003.	(2,507)	(3,685)
TOTAL OUTSTANDING STOCK: 15,290,404 at September 30, 2004 and 14,628,154 at December 31, 2003.
TREASURY STOCK SHARES HELD IN RABBI TRUST AT COST	(1,374)	(1,281)
DEFERRED COMPENSATION OBLIGATION	1,374	1,281
ADDITIONAL PAID IN CAPITAL	59,343	42,292
RETAINED EARNINGS	145,092	129,760
ACCUMULATED OTHER COMPREHENSIVE INCOME, NET OF TAX	1,585	3,331

TOTAL STOCKHOLDERS’ EQUITY	203,668	171,847

TOTAL LIABILITIES, MINORITY INTEREST IN SUBSIDIARIES, AND STOCKHOLDERS’ EQUITY	$2,898,932	$2,436,755

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited — Dollars in Thousands, Except Share and Per Share Data)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2004	2003	2004	2003
INTEREST INCOME
Interest on Loans	$25,931	$24,057	$72,750	$72,202
Taxable Interest and Dividends on Securities	8,345	7,864	23,302	24,773
Non-taxable Interest and Dividends on Securities	665	14	2,106	32

Total Interest Income	34,941	31,935	98,158	97,007

INTEREST EXPENSE
Interest on Deposits	5,207	4,303	14,092	13,462
Interest on Borrowings	4,704	3,517	12,631	11,463

Total Interest Expense	9,911	7,820	26,723	24,925

Net Interest Income	25,030	24,115	71,435	72,082

PROVISION FOR LOAN LOSSES	761	930	2,249	2,790

Net Interest Income After Provision For Loan Losses	24,269	23,185	69,186	69,292

NON-INTEREST INCOME
Service Charges on Deposit Accounts	3,179	2,952	9,141	8,473
Investment Management Services Income	1,206	1,053	3,535	3,274
Mortgage Banking Income	708	1,718	2,300	3,752
BOLI Income	419	480	1,389	1,410
Net Gain on Sales of Securities	461	124	1,458	2,327
Other Non-Interest Income	721	866	2,583	2,329

Total Non-Interest Income	6,694	7,193	20,406	21,565

NON-INTEREST EXPENSE
Salaries and Employee Benefits	11,214	10,629	32,156	31,244
Occupancy and Equipment Expenses	2,094	2,042	6,592	6,707
Data Processing and Facilities Management	1,180	1,182	3,390	3,387
Prepayment Penalty on Borrowings	—	—	—	1,941
Merger and Acquisition Expense	463	—	684	—
Other Non-Interest Expense	4,071	4,292	14,057	12,938

Total Non-Interest Expense	19,022	18,145	56,879	56,217

Minority Interest Expense	—	1,095	1,072	3,268

INCOME BEFORE INCOME TAXES	11,941	11,138	31,641	31,372
PROVISION FOR INCOME TAXES	3,679	3,620	10,058	12,252

NET INCOME	$8,262	$7,518	$21,583	$19,120

BASIC EARNINGS PER SHARE	$0.55	$0.52	$1.45	$1.32

DILUTED EARNINGS PER SHARE	$0.54	$0.51	$1.44	$1.30

Weighted average common shares (Basic)	15,142,272	14,582,168	14,856,722	14,537,294
Common stock equivalents	178,821	189,656	183,034	164,513

Weighted average common shares (Diluted)	15,321,093	14,771,824	15,039,756	14,701,807

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited — Dollars in Thousands, Except Per Share Data)

					ACCUMULATED
			ADDITIONAL		OTHER
	COMMON	TREASURY	PAID-IN	RETAINED	COMPREHENSIVE
	STOCK	STOCK	CAPITAL	EARNINGS	INCOME	TOTAL
BALANCE DECEMBER 31, 2002	$149	($6,292)	$41,994	$110,910	$14,481	$161,242

Net Income				26,431		26,431
Cash Dividends Declared ($0.52 per share)				(7,581)		(7,581)
Write-Off of Stock Issuance Costs, Net of Tax
Proceeds From Exercise of Stock Options		2,607	(314)			2,293
Tax Benefit on Stock Option Exercise			612			612
Change in Fair Value of Derivatives During Period, Net of Tax and Realized Gains					(1,899)	(1,899)
Change in Unrealized Gain on Securities Available For Sale, Net of Tax and Realized Gains					(9,251)	(9,251)

BALANCE DECEMBER 31, 2003	$149	($3,685)	$42,292	$129,760	$3,331	$171,847

BALANCE DECEMBER 31, 2003	$149	($3,685)	$42,292	$129,760	$3,331	$171,847

Net Income				21,583		21,583
Cash Dividends Declared ($0.42 per share)				(6,251)		(6,251)
Proceeds From Exercise of Stock Options		1,178	26			1,204
Tax Benefit on Stock Option Exercise			163			163
Common Stock Issued for Acquisition	6		16,862			16,868
Change in Fair Value of Derivatives During Period, Net of Tax and Realized Gains					(218)	(218)
Change in Unrealized Gain on Securities Available For Sale, Net of Tax and Realized Gains					(1,528)	(1,528)

BALANCE SEPTEMBER 30, 2004	$155	($2,507)	$59,343	$145,092	$1,585	$203,668

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited — Dollars in Thousands)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$21,583	$19,120
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED FROM OPERATING ACTIVITIES:
Depreciation and amortization	4,264	4,336
Provision for Loan Losses	2,249	2,790
Deferred income tax (expense) benefit	33	(6,208)
Loans originated for resale	(102,556)	(226,724)
Proceeds from mortgage loan sales	98,131	237,468
Gain on sale of mortgages	(510)	(1,692)
Gain on sale of investments	(1,458)	(2,327)
Prepayment Penalty on Borrowings	—	1,941
(Loss) Gain recorded from Mortgage Servicing Rights, net of amortization	268	(1,097)
Changes in assets and liabilities:
(Increase) Decrease in Other Assets	(3,111)	871
Increase (Decrease) in Other Liabilities	(2,386)	5,518

TOTAL ADJUSTMENTS	(5,076)	14,876

NET CASH PROVIDED FROM OPERATING ACTIVITIES	16,507	33,996

CASH FLOWS USED IN INVESTING ACTIVITIES:
Proceeds from maturities and principal repayments of Securities Held to Maturity	13,618	20,487
Proceeds from maturities and principal repayments and sales of Securities Available For Sale	160,521	309,545
Purchase of Securities Held to Maturity	(1,000)	(1,000)
Purchase of Securities Available For Sale	(309,370)	(369,966)
Purchase of Federal Home Loan Bank Stock	(2,442)	(4,871)
Net increase in Loans	(194,738)	(127,551)
Investment in Bank Premises and Equipment	(4,107)	(4,399)
Cash used for Merger and Acquisition, net of cash acquired	32,006	—

NET CASH USED IN INVESTING ACTIVITIES	(305,512)	(177,755)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in Time Deposits	(12,659)	(11,680)
Net increase in Other Deposits	223,674	129,896
Net increase (decrease) in Federal Funds Purchased and Assets Sold Under Repurchase Agreements	20,428	(9,055)
Net increase in Federal Home Loan Bank Borrowings	57,001	34,044
Net decrease in Treasury Tax and Loan Notes	(781)	(1,603)
Proceeds from exercise of stock options	1,204	1,996
Dividends paid	(6,013)	(5,515)

NET CASH PROVIDED FROM FINANCING ACTIVITIES	282,854	138,083

NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,151)	(5,676)

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF PERIOD	75,495	74,486

CASH AND CASH EQUIVALENTS AS OF SEPTEMBER 30,	$69,344	$68,810

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the nine months for:
Interest on deposits and borrowings	$24,905	$26,979
Interest on shares subject to mandatory redemption	3,188	3,268
Income taxes	11,289	13,430
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Change in fair value of derivatives, net of tax and realized gains	218	1,716
Issuance of shares from Treasury Stock for the exercise of stock options	1,178	2,286
In conjunction with the purchase acquisition detailed in Note 8 to the Consolidated Financial Statements, assets were acquired and liabilities were assumed as follows:
Fair value of assets acquired	158,438	—
Fair value of liabilities assumed	141,570	—

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION

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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included. Operating results for the quarter and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004 or any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission.

NOTE 2 — STOCK BASED COMPENSATION

     The Company has three stock option plans: the Amended and Restated 1987 Incentive Stock Option Plan (“The 1987 Plan”), the 1996 Non-employee Directors’ Stock Option Plan (“The 1996 Plan”) and the 1997 Employee Stock Option Plan (“The 1997 Plan”). All three plans were approved by the Company’s Board of Directors. Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” encourages, but does not require, adoption of a fair-value based method of accounting for employee stock-based compensation plans, where compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period. An entity may continue to apply Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”, and related interpretations, whereby compensation cost is the excess, if any, of the exercise price of options granted over the fair market value of the Company’s stock at the grant date, provided the entity discloses the pro forma net income and earnings per share as if the fair-value method had been applied. The Company measures compensation cost for stock-based compensation plans as the excess, if any, of the exercise price of options granted over the fair market value of the Company’s stock at the grant date. Compensation cost is not recognized as the exercise price has historically equaled the grant date fair value of the underlying stock. Had the Company recognized compensation cost for these plans determined as the fair market value of the Company’s stock at the grant date and recognized over the service period, as determined using the Black-Scholes option-pricing model, the Company’s net income and earnings per share would have been reduced to the following pro forma amounts:

Three Months Ended September 30,		2004	2003
Net Income:	As Reported (000’s)	$8,262	$7,518
	Pro Forma (000’s)	$8,120	$7,394
Basic EPS:	As Reported	$0.55	$0.52
	Pro Forma	$0.54	$0.51
Diluted EPS:	As Reported	$0.54	$0.51
	Pro Forma	$0.53	$0.50

Nine Months Ended September 30,		2004	2003
Net Income:	As Reported (000’s)	$21,583	$19,120
	Pro Forma (000’s)	$21,143	$18,580
Basic EPS:	As Reported	$1.45	$1.32
	Pro Forma	$1.42	$1.28
Diluted EPS:	As Reported	$1.44	$1.30
	Pro Forma	$1.41	$1.26

     Annual grant dates for the 1997 plan are in December, consequently full year 2003 assumptions are shown below for the 1997 plan. On an exception basis, grants are made to new employees that meet plan specifications. The following weighted average option valuation assumptions were used for grants under the 1997 and 1996 plans:

	1997 Plan		1996 Plan
Risk Free Interest Rate
September 30, 2004	3.09	%(1)	3.19	%(2)
	3.49	%(1)
	2.64	%(1)	—
Fiscal Year 2003	2.42	%(3)	—
	2.33	%(4)	2.41	%(5)
Expected Dividend Yield
September 30, 2004	2.00	%(1)	2.02	%(2)
	2.09	%(1)
	1.93	%(1)	—
Fiscal Year 2003	1.73	%(3)	—
	2.13	%(4)	2.56	%(5)
Expected Life
September 30, 2004	3.5 years	(1)	4 years	(2)
Fiscal Year 2003	3.5 years	(3)	—
	3 years	(4)	3.5 years	(5)
Expected Volatility
September 30, 2004	28	%(1)	28	%(2)
	28	%(1)
	30	%(1)	—
Fiscal Year 2003	31	%(3)	—
	33	%(4)	31	%(5)

(1) On January 8, 2004 and June 10, 2004, 5,000 options were granted from the 1997 Plan to the Company’s Managing Director of Business Banking. The risk free rate, expected dividend yield, expected life and expected volatility for this grant were determined on the respective grant dates. On July 19, 2004, 10,000 options were granted from the 1997 Plan to the Company’s Executive Vice President of Retail Banking and Corporate Marketing. The risk free rate, expected dividend yield, expected life and expected volatility for this grant was determined on July 19, 2004. The normal annual grant of 1997 Plan options is expected to occur in December of 2004 upon which a risk free interest rate, expected dividend yield, expected life and expected volatility will be determined for those grants.

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

NOTE 3 — RECENT ACCOUNTING DEVELOPMENTS

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

     In December 2003, the FASB issued a revised FIN No. 46 (“FIN 46R”), which, in part, addressed limited purpose trusts formed to issue trust preferred securities. FIN 46R required the Company to deconsolidate its two subsidiary trusts (Independent Capital Trust III and Independent Capital Trust IV) on March 31, 2004. The result of deconsolidating these trusts was that trust preferred securities of the trusts, which were classified between liabilities and equity on the balance sheet (mezzanine section), no longer appear on the consolidated balance sheet of the Company. The related minority interest expense also no longer is included in the consolidated statement of income. Due to FIN 46R, the junior subordinated debentures of the parent company that were previously eliminated in consolidation are now included on the consolidated balance sheet within total borrowings. The interest expense on the junior subordinated debentures is included in the net interest margin of the consolidated company, negatively impacting the net interest margin by approximately 0.19% on an annualized basis. There is no impact to net income as the amount of interest previously recognized as minority interest is equal to the amount of interest expense that is recognized currently in the net interest margin offset by the dividend income on the subsidiary trusts common stock that is recognized in other non-interest income. Prior periods were not restated to reflect the changes made by FIN 46R.

     In July 2003, the Board of Governors of the Federal Reserve issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in their Tier 1 capital for regulatory capital purposes until notice is given to the contrary. In May 2004, the Federal Reserve Board requested public comment on a proposed rule that would retain trust preferred securities in the Tier 1 capital of bank holding companies, but with stricter quantitative limits and clearer qualitative standards. The comment period ended July 11, 2004, but no formal ruling has been issued to date. Under the proposal, after a three-year transition period, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25 percent of Tier 1 capital elements, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions. The Federal Reserve intends to review the regulatory implications of any accounting treatment changes and, if necessary or warranted, provide further appropriate guidance. There can be no assurance that the Federal Reserve will continue to allow institutions to include trust preferred securities in Tier 1 capital for regulatory capital purposes. As of September 30, 2004, assuming the Company was not allowed to include the $50.0 million in trust preferred securities issued by Capital Trust III and Capital Trust IV in Tier 1 capital, the Company would still exceed the regulatory required minimums for capital adequacy purposes. If the trust preferred securities were no longer allowed to be included in Tier 1 capital, the Company would also be permitted to redeem the capital securities, which bear interest at 8.625% and 8.375%, respectively, without penalty.

     For all other arrangements entered into subsequent to January 31, 2003, the Company adopted FIN 46R as of December 31, 2003. There was no material impact on the Company’s financial position or results of operations.

     Statement of Position 03-3 (“SOP 03-3”): “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” In December 2003, the American Institute of Certified Public Accountants (“AICPA”) issued SOP 03-3. SOP 03-3 requires loans acquired through a transfer, such as a business combination, where there are differences in expected cash flows and contractual cash flows due in part to credit quality be recognized at their fair value. The yield that may be accreted is limited to the excess of the investor’s estimate of undiscounted expected principal, interest, and other cash flows over the investor’s initial investment in the loan. The excess of contractual cash flows over expected cash flows is not to be recognized as an adjustment of yield, loss accrual, or valuation allowance. Valuation allowances can not be created nor “carried over” in the initial accounting for loans acquired in a transfer of loans with evidence of deterioration of credit quality since origination. However, valuation allowances for non-impaired loans acquired in a business combination can be carried over. This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004, with early adoption encouraged. The Company does not believe the adoption of SOP 03-3 will have a material impact on the Company’s financial position or results of operations.

     Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 105 — “Application of Accounting Principles to Loan Commitments” In March 2004, the SEC issued SAB No. 105. SAB No. 105 summarizes the views of the SEC regarding the application of Generally Accepted Accounting Principles (“GAAP”) to loan commitments for mortgage loans that will be held for sale accounted for as derivatives. The guidance requires the measurement at fair value of such loan commitments include only the differences between the guaranteed interest rate in the loan commitment and a market interest rate; future cash flows related to servicing the loan or the customer relationship should not be recorded as a part of the loan commitment derivative. SAB No. 105 is effective for said loan commitments accounted for as derivatives entered into beginning April 1, 2004. The Company adopted this SAB on April 1, 2004. The adoption of SAB No. 105 did not have a material impact on the Company as the Company was valuing loan commitments to be accounted for as derivatives consistent with this guidance.

     Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) 106-2: “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” In May 2003, the FASB issued FSP 106-2. FSP 106-2 provides guidance on accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”) for employers that sponsor postretirement health care plans that provide prescription drug benefits. It also requires certain disclosures regarding the effect of the Federal subsidy provided by the Act. FSP 106-2 is effective for interim or annual periods beginning after June 15, 2004. The reported measures of net periodic postretirement benefit costs for third quarter and year to date September 30, 2004 do not reflect any amount associated with the Federal subsidy provided by the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”) because the Company does not believe that the benefits provided by the postretirement benefit plans that fall under the Act have a material impact upon the Company’s financial statements.

     Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) Issue 03-1: “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” In November 2003 and March 2004, the FASB’s EITF issued consensuses on EITF Issue 03-1. EITF 03-1 contains new guidance on other-than-temporary impairments of investment securities. The guidance dictates when impairment is deemed to exist, provides guidance on determining if impairment is other than temporary, and directs how to calculate impairment loss. Issue 03-1 also details expanded annual disclosure rules. In September 2004, the FASB’s EITF issued EITF 03-1-1 “Effective Date of Paragraphs 10-20 of EITF Issue 03-1 The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, which delays the effective date of those paragraphs to be concurrent with the final issuance of EITF 03-1-a “Implementation Guidance for the Application of Paragraph 16 of EITF 03-1 The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. EITF 03-1-a is currently being debated by the FASB in regards to final guidance and effective date with a comment period that ended October 29, 2004. EITF 03-1, as issued, was originally effective for periods beginning after June 15, 2004. The adoption of the original EITF 03-1 (excluding paragraphs 10-20) did not have a material impact on the Company’s financial position or results of operations. The Company also does not anticipate that the adoption of EITF 03-1-1 or EITF 03-1-a will have a material impact on the Company’s financial position or results of operations.

NOTE 4 — SETTLEMENT OF REAL ESTATE INVESTMENT TRUST (“REIT”) RETROACTIVE TAXATION DISPUTE

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

NOTE 5 — EARNINGS PER SHARE

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

     Earnings per share consisted of the following components for the three months and nine months ended September 30, 2004 and 2003:

	Net Income
For the Three Months Ended September 30,	2004	2003
	(Dollars in Thousands)
Net Income	$8,262	$7,518

	Weighted Average		Net Income
	Shares		Per Share
For the Three Months Ended September 30,	2004	2003	2004	2003
Basic EPS	15,142,272	14,582,168	$0.55	$0.52
Effect of dilutive securities	178,821	189,656	0.01	0.01

Diluted EPS	15,321,093	14,771,824	$0.54	$0.51

	Net Income
For the Nine Months Ended September 30,	2004	2003
	(Dollars in Thousands)
Net Income	$21,583	$19,120

	Weighted Average		Net Income
	Shares		Per Share
For the Nine Months Ended September 30,	2004	2003	2004	2003
Basic EPS	14,856,722	14,537,294	$1.45	$1.32
Effect of dilutive securities	183,034	164,513	0.01	0.02

Diluted EPS	15,039,756	14,701,807	$1.44	$1.30

     Options to purchase common stock with an exercise price greater than the average market price of common shares for the period are excluded from the calculation of diluted earnings per share, as their effect on earnings per share would be antidilutive. For the three and nine months ended September 30, 2004, there were 117,800 and 127,517, respectively, of shares excluded from the calculation of diluted earnings per share. For the three and nine months ended September 30, 2003, there were 11,217 and 184,234, respectively, of shares excluded from the calculation of diluted earnings per share.

NOTE 6 — EMPLOYEE BENEFITS

POST RETIREMENT BENEFITS AND SUPPLEMENTAL EXECUTIVE RETIREMENT PLANS

     The following table illustrates the status of the post-retirement benefit plan and supplemental executive retirement plans (“SERPs”) as of September 30 for the years presented:

Components of Net Periodic Benefit Cost

	Post Retirement Benefits		SERPs
	Three months ended September 30,
	2004	2003	2004	2003
	(Unaudited - Dollars in Thousands)
Service cost	$20	$16	$35	$56
Interest cost	18	16	31	28
Amortization of transition obligation	9	9	—	—
Amortization of prior service cost	3	3	39	10

Net periodic benefit cost	$50	$44	$105	$94

Components of Net Periodic Benefit Cost

	Post Retirement Benefits		SERPs
	Nine months ended September 30,
	2004	2003	2004	2003
	(Unaudited - Dollars in Thousands)
Service cost	$60	$48	$104	$167
Interest cost	52	48	92	83
Amortization of transition obligation	27	27	—	—
Amortization of prior service cost	9	9	118	33

Net periodic benefit cost	$148	$132	$314	$283

     The Company previously disclosed in its financial statements for the fiscal year ended December 31, 2003 that it expected to contribute $55,000 to its post retirement benefit plan and $124,000 to its SERPs in 2004 and presently anticipates making these contributions. As of September 30, 2004, $42,000 and $93,000 of contributions have been made to the post retirement benefit plan and the SERPs, respectively.

     Not included in the above summary are the components of net periodic benefit cost for the noncontributory defined benefit pension plan administered by Pentegra (“the Fund”). The Fund does not segregate the assets or liabilities of all participating employers and, accordingly, disclosure of accumulated vested and nonvested benefits is not possible. The pension plan year is July 1st through June 30th. The Company disclosed in its financial statements for the fiscal year ended 2003 that the expected contributions for the remainder of the 2003-2004 plan year was $859,000. As of June 30, 2004, $781,000 of contributions were paid as the final obligation for the 2003-2004 plan year. As of September 30, 2004, $522,000 of contributions were made for the 2004-2005 plan year. The Company expects to make an additional $522,000 in contributions during the remainder of fiscal year 2004 for the 2004-2005 plan year, with a total estimated contribution for the 2004-2005 plan year of $2.1 million.

     The above measures of net periodic postretirement benefit costs do not reflect any amount associated with the Federal subsidy provided by the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”) because the Company does not believe that the benefits provided by the postretirement benefit plans that fall under the Act have a material impact upon the Company’s financial statements.

NOTE 7 — COMPREHENSIVE INCOME (LOSS)

     Information on the Company’s comprehensive income (loss), presented net of taxes, is set forth below for the quarter and nine months ended September 30, 2004 and 2003.

Comprehensive income is reported net of taxes, as follows:
(Unaudited — Dollars in Thousands)

	FOR THE THREE		FOR THE NINE
	MONTHS ENDED		MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2004	2003	2004	2003
Net Income	$8,262	$7,518	$21,583	$19,120
Other Comprehensive Income/(Loss), Net of Tax:
Increase (Decrease) in unrealized gains on securities available for sale, net of tax of $3,392 and $1,519 for the three months ended September 30, 2004 and 2003, respectively, and $572 and $3,842 for the nine months ending September 30, 2004 and 2003, respectively.	5,740	(2,574)	(873)	(5,223)
Less: reclassification adjustment for realized gains included in net earnings, net of tax of $0 and $82, for the three months ending September 30, 2004 and 2003, respectively, and $370 and $810, for the nine months ending September 30, 2004 and 2003, respectively.	—	(114)	(655)	(1,374)

Net change in unrealized gains on securities available for sale, net of tax of $3,392 and $1,601 for the three months ending September 30, 2004 and 2003, respectively, and $942 and $4,652 for the nine months ending September 30, 2004 and 2003, respectively.	5,740	(2,688)	(1,528)	(6,597)
(Decrease) Increase in fair value of derivatives, net of tax of $233 and $106 for the three months ending September 30, 2004 and 2003, respectively, and $341 and $389 for the nine months ending September 30, 2004 and 2003, respectively.	(322)	196	744	(722)
Less: reclassification of realized gains on derivatives, net of tax of $222 and $240 for the three months ending September 30, 2004 and 2003, respectively, and $697 and $720, for the nine months ending September 30, 2004 and 2003, respectively.	(306)	(331)	(962)	(994)

Net change in fair value of derivatives, net of tax of $455 and $134 for the three months ending September 30, 2004 and 2003, respectively, and $356 and $1,109, for the nine months ending September 30, 2004 and 2003, respectively.	(628)	(135)	(218)	(1,716)

Other Comprehensive Income/(Loss)	5,112	(2,823)	(1,746)	(8,313)

Comprehensive Income	$13,374	$4,695	$19,837	$10,807

NOTE 8 — ACQUISITION

     On July 16, 2004, the Company completed its acquisition of Falmouth Bancorp, Inc., the parent of Falmouth Co-operative Bank. In accordance with SFAS No. 142, the acquisition was accounted for under the purchase method of accounting and, as such, was included in our results of operations from the date of acquisition. The Company issued 586,903 shares of common stock. The value of the common stock was determined based on the average price of the Company’s shares over a five day period including the two days preceding the announcement date of the acquisition, the announcement date of the acquisition and the two days subsequent to the announcement date of the acquisition. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. The Company expects that some adjustments of the estimated fair values assigned to the assets acquired and liabilities assumed could be recorded in periods after September 30, 2004, although such adjustments are not expected to be significant.

(Dollars in Thousands)
Assets:
Cash acquired, net of cash paid	$32,006
Investments	878
Loans, net	96,852
Premises and Equipment	4,060
Goodwill	18,843
Core Deposit Intangible	2,251
Other Assets	3,548

Total Assets Acquired	$158,438
Liabilities:
Deposits	$136,701
Borrowings	2,756
Other Liabilities	2,113

Total Liabilities Assumed	$141,570

Net Assets Acquired	$16,868

NOTE 9 — NEW MARKETS TAX CREDIT PROGRAM

     During the second quarter of 2004, the Company announced that the Community Development Financial Institutions Fund of the United Stated Department of the Treasury awarded $30 million in tax credit allocation authority to one of its wholly-owned subsidiaries, the Rockland Trust Community Development LLC, under the New Markets Tax Credit Program.

     The $30 million award to the Rockland Trust Community Development LLC enables the Company to acquire federal tax credits by making an equity investment in the Rockland Trust Community Development LLC, for a period of at least seven years, up to the full amount of the award. The Rockland Trust Community Development LLC, in turn, must use that equity investment to make loans to qualified businesses and individuals in low-income communities in accordance with New Markets Tax Credit Program criteria. The Company’s overall tax credit will be equal to 39% of its total equity investment in the Rockland Trust Community Development LLC, credited at a rate of 5% in each of the first three years and 6% in each of the final four years. In order for tax credits to be obtained, the Rockland Trust Community Development LLC must enter into an Allocation Agreement with the Treasury Department, make loans in accordance with regulatory guidelines, and otherwise comply with New Markets Tax Credit Program requirements.

     During the third quarter of 2004, the Rockland Trust Community Development LLC entered into an allocation agreement with the Treasury Department and the Bank invested $5 million in the Rockland Trust Community Development LLC providing it with the capital necessary to begin assisting qualified businesses in low-income communities throughout its market area. Based upon the Bank’s $5 million investment, it will be eligible to receive tax credits over a seven year period totaling 39% of its investment, or $1.95 million. Based on a credit rate of 5% of the investment in the first year as detailed above, the Company has begun recognizing the benefit of these tax credits by reducing the provision for income taxes by $187,500 in the current reporting period, with the remaining $62,500 to be recognized in the fourth quarter of 2004.

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

EXECUTIVE LEVEL OVERVIEW

     The Company’s results of operations are largely dependent on net interest income, which is the difference between the interest earned on loans and securities and interest paid on deposits and borrowings. The results of operations are also affected by the level of income/fees from loans, deposits, mortgage banking, and investment management activities, as well as operating expenses, the provision for loan losses, the impact of federal and state income taxes, and the relative levels of interest rates and economic activity.

     As anticipated, the net interest margin continued to compress during the third quarter of 2004 to 3.88% from 4.37% for the same period in 2003. However, the margin has stabilized and increased from its second quarter of 2004 level of 3.84%. The Company’s adoption of a new accounting standard on March 31, 2004 caused certain expenses to be reclassified to interest expense prospectively and contributes, on an annualized basis, approximately 19 basis points to the compression of the net interest margin when compared to reported net interest margin calculations prior to the second quarter of 2004 (see Note 3 to the Condensed Notes to Unaudited Consolidated Financial Statements in Item 1 hereto).

     The remainder of the net interest margin compression is a consequence of the prolonged low interest rate environment, coupled with what the Company believes to be the prudent management of its balance sheet in anticipation of rising interest rates. During this historically low interest rate environment, the Company has emphasized adjustable rate lending and extended the duration of its borrowings. While these measures, along with the use of promotional pricing for certain retail deposit products, have somewhat exacerbated the margin compression and decreased near-term earnings, Management believes that these measures will result in long-term franchise value. The Company’s continued ability to generate loan growth has somewhat offset the impact on earnings of the compression of the net interest margin.

     As previously announced, the Company remains focused on and continues to make deliberate investments in a number of initiatives. During 2004, the Company incurred business initiative expenses to implement a small business banking model, to expand residential lending, to develop a new set of consumer deposit products, to improve the commercial loan process, to fund retail sales training, and to fund a core information system selection process. The Company estimates that the total cost associated with its business initiatives was approximately $326,000 and $1.4 million for the three and nine months ended September 30, 2004, respectively, across all expense categories. In addition, advertising and business development increased incrementally by $242,000 and $756,000 for the three and nine months ended September 30, 2004, respectively, as compared to the same periods in the prior year, to support the afore-mentioned business initiatives and capitalize on market changes due to merger disruption.

     Looking ahead, Management believes that the net interest margin has stabilized and will continue to increase modestly by year-end assuming the “measured” increases in short term rates continue and deposit pricing lags the improved asset yields. For the fourth quarter, Management anticipates a total of $220,000 in incremental spending on the strategic initiatives, including advertising and business development. The Company believes that the investments made in its strategic initiatives will lead to earnings growth in 2005-2006.

FINANCIAL POSITION

     Loan Portfolio Total loans increased by $296.4 million, or 18.7%, during 2004. The increases were mainly in consumer loans, which increased $100.2 million, or 23.1%, in total. Of the increase, $43.4 million, or 43.3%, was in home equity lines and $44.9 million, or 44.8%, was in auto loans. There were also increases in residential real estate, commercial real estate and commercial construction loans, which increased $97.2 million, or 30.0%, $56.2 million, or 10.0%, and $36.7 million, or 48.7%, respectively. Residential loans held for sale increased $4.9 million. The Falmouth acquisition added $158 million in total acquired assets to the balance sheet, including $97 million in net loans. Of the acquired loans, the majority were in residential real estate ($54 million), consumer home equity ($17 million) and commercial real estate ($16 million).

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

     The following table sets forth a summary of certain delinquency information as of the dates indicated:

Table 1 — Summary of Delinquency Information

	At September 30, 2004				At December 31, 2003
	60-89 days		90 days or more		60-89 days		90 days or more
	Number	Principal	Number	Principal	Number	Principal	Number	Principal
	of Loans	Balance	of Loans	Balance	of Loans	Balance	of Loans	Balance
			(Unaudited - Dollars in Thousands)
Real Estate Loans:
Residential	1	$93	3	$447	6	$721	—	$—
Commercial	1	1,663	3	564	—	—	—	—
Construction	—	—	—	—	—	—	2	691
Commercial and Industrial Loans	2	99	16	1,400	3	201	6	922
Consumer — Installment	71	711	59	497	70	591	61	583
Consumer — Other	18	61	38	249	14	49	18	28

Total	93	$2,627	119	$3,157	93	$1,562	87	$2,224

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

     Nonperforming Assets Nonperforming assets are comprised of nonperforming loans, other real estate owned (“OREO”) and nonperforming investment securities. Nonperforming loans consist of nonaccrual loans and loans that are more than 90 days past due but still accruing interest. OREO includes properties held by the Bank as a result of foreclosure or by acceptance of a deed in lieu of foreclosure. Nonperforming investment securities consist of investments that have been identified as other than temporarily impaired and are no longer accruing interest. The Company’s strong underwriting guidelines, prudent investment practices, and the resilient local economy continue to result in strong asset quality. Nonperforming assets totaled $4.0 million at September 30, 2004 (0.14% of total assets), as compared to the $3.5 million (0.14% of total assets) reported at December 31, 2003. The Company’s allowance for loan losses to nonperforming loans is 627.56% as compared to 659.16% at December 31, 2003. The Bank held no OREO property on September 30, 2004 and all investment securities were performing.

     Repossessed automobile loan balances continue to be classified as nonperforming loans, and not as other assets, because the borrower has the potential capacity to satisfy the obligation within twenty days from the date of repossession (before the Bank can schedule disposal of the collateral). The borrower can redeem the property by payment in full at any time prior to the disposal of it by the Bank. Repossessed automobiles loan balances amounted to $679,000, $770,000, and $413,000 for the periods ending September 30, 2004, December 31, 2003, and September 30, 2003, respectively.

     The following table sets forth information regarding nonperforming assets held by the Company at the dates indicated.

Table 2 — Nonperforming Assets / Loans

(Unaudited — Dollars in Thousands)

	As of	As of	As of
	September 30,	December 31,	September 30,
	2004	2003	2003
Loans past due 90 days or more but still accruing
Consumer — Installment	$203	$128	$100
Consumer — Other	176	28	62

Total	$379	$156	$162

Loans accounted for on a nonaccrual basis (1)
Commercial and Industrial	$1,401	$971	$1,391
Real Estate — Commercial Mortgage	564	691	865
Real Estate — Residential Mortgage	1,001	926	367
Consumer — Installment	679	770	413

Total	$3,645	$3,358	$3,036

Total nonperforming loans	$4,024	$3,514	$3,198

Other real estate owned	$—	$—	$—
Total nonperforming assets	$4,024	$3,514	$3,198

Restructured loans	$426	$453	$467

Nonperforming loans as a percent of gross loans	0.21%	0.22%	0.21%

Nonperforming assets as a percent of total assets	0.14%	0.14%	0.13%

(1) There were no restructured nonaccruing loans at September 30, 2004, December 31, 2003 and September 30, 2003.

     In the course of resolving nonperforming loans, the Bank may choose to restructure the contractual terms of certain commercial and real estate loans. Terms may be modified to fit the capacity of the borrower to repay in line with the current financial status of the borrower. It is the Bank’s policy to maintain restructured loans on nonaccrual status for approximately six months before management considers a return to accrual status. At September 30, 2004, the Bank had $426,000 of restructured loans. At September 30, 2004, the Bank also had twelve potential problem loans which were not included in nonperforming loans with an outstanding balance of $5.1 million. Potential problem loans are those loans deemed to have well-defined weakness in credit quality, but that are not yet impaired. Potential problem loans are identified through a formal, ongoing loan review process and through monitoring of past due payment status.

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

     Interest income that would have been recognized for the three months ended September 30, 2004 and September 30, 2003, if nonperforming loans at the respective dates had been performing in accordance with their original terms, approximated $82,000 and $46,000, respectively. Interest income that would have been recognized for the nine months ended September 30, 2004 and September 30, 2003, if nonperforming loans at the respective dates had been performing in accordance with their original terms, approximated $240,000 and $157,000, respectively. The actual amount of interest that was collected on nonaccrual and restructured loans during the three months ended September 30, 2004 and September 30, 2003 and included in interest income was $36,000 and $16,000, respectively. The actual amount of interest that was collected on nonaccrual and restructured loans during the nine months ended September 30, 2004 and September 30, 2003 and included in interest income was $155,000 and $199,000, respectively.

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

     Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual, consumer, or residential loans for impairment disclosures. At September 30, 2004 and December 31, 2003, respectively, impaired loans were $2.4 million and $2.1 million, respectively, which includes all commercial real estate loans and commercial and industrial loans on nonaccrual status and restructured loans.

     Allowance For Loan Losses While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on increases in non-performing loans, changes in economic conditions, or for other reasons. Various regulatory agencies, as an integral part of their examination processes, periodically review the Company’s allowance for loan losses. The Federal Deposit Insurance Corporation (“FDIC”) regulators examined the Company during the first quarter of 2004. No additional provision for loan losses was required as a result of this examination.

     The allowance for loan losses is maintained at a level that management considers adequate to provide for potential loan losses based upon evaluation of known and inherent risks in the loan portfolio. The allowance is increased by provisions for loan losses and by recoveries of loans previously charged-off and is reduced by loans charged-off.

     During the third quarter of 2004, the Company added an amount to its allowance for loan losses provided for loans in a portfolio previously held by Falmouth. The effect of this transaction incrementally increased the Company’s allowance for loan losses by $870,000 during the quarter ended September 30, 2004.

     As of September 30, 2004, the allowance for loan losses totaled $25.3 million, or 1.35%, of total loans as compared to $23.2 million, or 1.46%, of total loans at December 31, 2003. This decrease in the percentage of the allowance for loan losses to total loans is attributed to a change in the loan portfolio mix resulting from the acquisition of loans from Falmouth Bancorp. Notably, the Bank has increased its portfolio weightings in certain loan categories that, by the nature of their risk profiles, require lower levels allowance to offset the risks inherent within those loans. Based on the analyses described herein, management believes that the level of the allowance for loan losses at September 30, 2004 is adequate.

     The following table summarizes changes in the allowance for possible loan losses and other selected loan data for the periods presented:

Table 3 — Summary of Changes in the Allowance for Loan Losses

	Quarter to Date
	September 30,	June 30,	March 31,	December 31,	September 30,
	2004	2004	2004	2003	2003
		(Unaudited - Dollars in Thousands)
Average total loans	$1,814,143	$1,657,043	$1,602,839	$1,562,790	$1,535,419

Allowance for loan losses, beginning of period	$23,931	$23,467	$23,163	$23,103	$22,472
Charged-off loans:
Commercial and Industrial	—	—	—	156	39
Real Estate — Commercial	—	—	—	—	—
Real Estate — Residential	—	—	—	—	—
Real Estate — Construction	—	—	—	—	—
Consumer — Installment	386	421	628	509	382
Consumer — Other	112	52	49	48	47

Total charged-off loans	498	473	677	713	468

Recoveries on loans previously charged-off:
Commercial and Industrial	52	31	120	59	62
Real Estate — Commercial	1	1	1	—	1
Real Estate — Residential	30	—	—	—	—
Real Estate — Construction	—	—	—	—	—
Consumer — Installment	99	103	93	67	71
Consumer — Other	8	58	23	17	35

Total recoveries	190	193	237	143	169

Net loans charged-off	308	280	440	570	299
Addition due to acquisition	870	—	—	—	—
Provision for loan losses	760	744	744	630	930

Total allowance for loan losses, end of period	$25,253	$23,931	$23,467	$23,163	$23,103

Net loans charged-off as a percent of average total loans	0.02%	0.02%	0.03%	0.04%	0.02%
Total allowance for loan losses as a percent of total loans	1.35%	1.41%	1.44%	1.46%	1.49%
Total allowance for loan losses as a percent of nonperforming loans	627.56%	715.21%	465.43%	659.16%	722.42%
Net loans charged-off as a percent of allowance for loan losses	1.22%	1.17%	1.87%	2.46%	1.29%
Recoveries as a percent of charge-offs	38.15%	40.80%	35.01%	20.06%	36.11%

     The allowance for loan losses is allocated to various loan categories as part of the Bank’s process of evaluating its adequacy. The amount of allowance allocated to these loan categories was $22.0 million at September 30, 2004, compared to $20.2 million at December 31, 2003. The distribution of allowances allocated among the various loan categories as of September 30, 2004 was categorically similar to the distribution as of December 31, 2003. Increases in the amounts allocated were observed in all loan type categories except Commercial and Industrial and Real Estate — Construction, which exhibited decreases. These changes are attributed to changes in portfolio balances outstanding resulting from new loan originations, credit line usage, loans paid off, the acquisition of the Falmouth loans and the results of ongoing assessments of the loan portfolio.

     The following table summarizes the allocation of the allowance for loan losses for the dates indicated:

Table 4 — Summary of Allocation of the Allowance for Loan Losses

(Unaudited — Dollars In Thousands)

	AT SEPTEMBER 30,		AT DECEMBER 31,
	2004		2003
		Percent of		Percent of
		Loans		Loans
	Allowance	In Category	Allowance	In Category
	Amount	To Total Loans	Amount	To Total Loans
Allocated Allowances:
Commercial and Industrial	$3,797	9.1%	$4,653	10.8%
Real Estate — Commercial	10,320	33.1%	9,604	35.7%
Real Estate — Residential	2,415	22.8%	802	20.6%
Real Estate — Construction	1,083	6.5%	1,389	5.4%
Consumer — Installment	3,367	19.0%	2,821	19.1%
Consumer — Other	1,027	9.5%	906	8.4%
Non-specific Allowance	3,244	NA	2,988	NA

Total Allowance for Loan Losses	$25,253	100.0%	$23,163	100.0%

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

     Moreover, management has identified certain risk factors, which are not readily quantifiable, but which could still impact the degree of loss sustained within the portfolio. These include: (a) market risk factors, such as the effects of economic variability on the entire portfolio, and (b) unique portfolio risk factors that are inherent characteristics of the Bank’s loan portfolio. Market risk factors may consist of changes to general economic and business conditions that may impact the Bank’s loan portfolio customer base in terms of ability to repay and that may result in changes in value of underlying collateral. Unique portfolio risk factors may include industry concentration or covariant industry concentrations, geographic concentrations, or trends that may exacerbate losses resulting from economic events which the Bank may not be able to fully diversify out of its portfolio.

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

     Management is maintaining the non-specific allowance for measurement imprecision primarily based on its assessment of the effects of changing national, regional and local economic conditions on borrowers in its loan portfolio. Through the quarter ended September 30, 2004, the general state of the U.S. economy has exhibited slow improvement following a period of well-publicized weakness in 2001-2003, including a contraction in gross domestic product (GDP) and rising rates of unemployment. Regionally, employment levels in Massachusetts have remained flat through the first nine months of 2004 following an extended declining trend through year end 2003. The overall rate of unemployment in the state was on par with the National rate of unemployment as of August 2004.

     Regional and local residential real estate markets have been stable in terms of price and demand through the first three quarters of 2004, while commercial real estate markets in eastern Massachusetts have not exhibited any significant deterioration, as measured by changes in rents, vacancy and net absorption rates, from levels reported at year end 2003. However, a lack of meaningful employment growth in Massachusetts continues to temper any noteworthy improvement among these commercial real estate market attributes.

     National, regional and local economic conditions notwithstanding, the credit quality of the Bank’s loan portfolio has continued to exhibit stability through the quarter ended September 30, 2004. Management, nonetheless, has maintained a non-specific allowance for measurement imprecision of $3.2 million at September 30, 2004. Commensurate with the Bank’s analysis of economic conditions, loan portfolio growth and the changes in portfolio weightings, this amount was increased by approximately $256,000 from a $3.0 million non-specific allowance for measurement imprecision at December 31, 2003.

     Goodwill and Core Deposit Intangible Goodwill and Core Deposit Intangible increased $21.0 million, or 58.0%, to $57.3 million at September 30, 2004 from December 31, 2003. The increase is due to the acquisition of Falmouth Bancorp, Inc. on July 16, 2004. The transaction was accounted for in accordance with SFAS No. 142, creating goodwill for the excess of purchase price over assets acquired. There was also a core deposit intangible recorded for the fair value of the acquired deposit base.

     Other Assets Other assets increased $8.3 million, or 45.1%, to $26.7 million at September 30, 2004 from December 31, 2003. The increase is primarily due to a $3.0 million increase in prepaid taxes and the adoption of FIN 46R on March 31, 2004 (see Note 3 to the Condensed Notes to Unaudited Consolidated Financial Statements in Item 1 hereof). The Company’s equity investment in unconsolidated subsidiary trusts, Trust III and Trust IV of $1.5 million, as well as the associated unamortized issuance costs of $2.1 million previously included in Corporation Obligated Mandatorily Redeemable Trust Preferred Securities, are now included in Other Assets subsequent to the adoption of FIN 46R.

     Investments Total investments increased $137.7 million, or 20.5%, to $810.2 million at September 30, 2004 from December 31, 2003, with purchases consisting primarily of mortgage backed securities collateralized by 15 year mortgages. Management allowed the investment portfolio as a percentage of assets to decline during the low rate environment of 2003. As the yield curve began to shift upward during 2004, Management has grown the investment portfolio to more historical levels.

     Deposits Total deposits of $2.1 billion at September 30, 2004 increased $347.7 million, or 19.5%, compared to December 31, 2003. Core deposits increased by $310.2 million, or 23.3%. Of the increase, $87 million is attributable to core deposits acquired from Falmouth and the majority of the remainder is due to the successful rollout of a set of consumer deposit products combined with increases in municipal deposits as a result of disruption in the local banking market. The balance of time deposits increased by $37.5 million, or 8.3%, mainly due to time deposits acquired from Falmouth.

     Borrowings Total borrowings increased $131.0 million, or 31.5%, to $546.3 million at September 30, 2004 from December 31, 2003, of which $51.5 million, or 39.4% of the total increase for the period, are the junior subordinated debentures that are now being consolidated within debt due to the adoption of FIN 46R on March 31, 2004 (see Note 3 to the Condensed

Notes to Unaudited Consolidated Financial Statements in Item 1 hereof). The junior subordinated debentures were issued to Trusts III and IV in connection with the Trusts’ issuance of trust preferred securities. FIN 46R effectively reclassified the Company’s Trust Preferred Securities, net of issuance costs, of $47.9 million from the mezzanine section of the balance sheet to debt shown as Junior Subordinated Debentures. Prior periods were not restated to reflect this change.

     Corporation-Obligated Mandatorily Redeemable Trust Preferred Securities As a result of the adoption of FIN 46R on March 31, 2004 (see Note 3 to the Condensed Notes to Unaudited Consolidated Financial Statements in Item 1 hereof), the balance of the trust preferred securities issued by the Company’s trusts, Trust III and Trust IV, net of issuance costs, of $47.9 million are no longer consolidated in the Company’s financial statements. As disclosed above, the junior subordinated debentures of $51.5 million that were issued by the Company to the trusts are consolidated and shown as debt. Prior periods are not restated to reflect the change in accounting.

     Stockholders’ Equity Stockholders’ equity as of September 30, 2004 totaled $203.7 million as compared to $171.8 million at December 31, 2003. The acquisition of Falmouth contributed $16.9 million to equity through the issuance of common stock.

     Equity to Assets Ratio The ratio of equity to assets was 7.0% at September 30, 2004 and 7.1% at December 31, 2003.

RESULTS OF OPERATIONS

     Summary of Results of Operations The Company reported net income of $8.3 million for the third quarter of 2004 as compared with net income of $7.5 million for the third quarter of 2003. Diluted earnings per share were $0.54 for the three months ended September 30, 2004, compared to $0.51 per share for the same quarter in the prior year.

     Net income for the nine months ended September 30, 2004 was $21.6 million compared to $19.1 million for the same period last year. Diluted earnings per share were $1.44 and $1.30 for the nine months ended September 30, 2004 and September 30, 2003, respectively. Overall period to period comparisons between the first three quarters of 2004 and 2003 are skewed by the Company’s previously disclosed initial charge for, and subsequent settlement of, a tax dispute with the Massachusetts Department of Revenue (“DOR”) in 2003 (see Note 4 to the Condensed Notes to Unaudited Consolidated Financial Statements in Item 1 hereof). The Company recognized a $2.1 million credit to its provision for income taxes in the quarter ended June 30, 2003 due to its settlement with the DOR. That settlement reduced the $4.1 million charge initially recorded to the Company’s provision for income taxes in the quarter ended March 31, 2003 to $2.0 million. The net impact on 2003 earnings for the initial charge and the subsequent credit was a $0.14 per share decrease.

     Other items impacting period to period comparisons are a $2.0 million net gain on the sale of securities and a $1.9 million prepayment penalty on borrowings in the second quarter of 2003, as well as a total of $684,000 of merger and acquisition expense in the second and third quarters of 2004. Net security gains of $2.0 million were recorded in the second quarter of 2003 on the sale of $20 million of investment securities as part of a strategy to improve the Company’s overall interest rate risk position and increase the net interest margin. That strategy included prepaying $31.5 million of fixed high rate borrowings. A $1.9 million prepayment penalty was incurred during the quarter ended June 30, 2003 as part of the balance sheet repositioning strategy discussed above and was a significant factor in mitigating the non-interest expense increase from the nine months ended September 30, 2003 to the nine months ended September 30, 2004 detailed above. During the quarter and nine months ended September 30, 2004, the Company incurred approximately $463,000, or $0.02 per diluted share net of tax, and $684,000, or $0.03 per diluted share net of tax, of expenses related to the previously announced Falmouth Bancorp acquisition, including expenses associated with branch closings, marketing, and systems-related charges.

     Net Interest Income The amount of net interest income is affected by changes in interest rates and by the volume and mix of interest earning assets and interest bearing liabilities.

     On a fully tax equivalent basis, net interest income for the third quarter of 2004 increased $860,000, or 3.5%, to $25.5 million, as compared to the third quarter of 2003. The Company’s net interest margin decreased to 3.88% for the third quarter of 2004 from 4.37% in the third quarter of 2003. The Company’s interest rate spread (the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities) decreased by 43 basis points to 3.52% during the third quarter of 2004 as compared to the same period in the prior year.

     The increase in net interest income for the third quarter of 2004 was mainly due to an increase in income from interest-earning assets, specifically increases in interest income from loans and investment securities of $1.9 million, or 7.8%, and $1.1 million, or 14.4%, respectively. These increases were offset by $1.1 million of interest expense on borrowings, mainly due the Company’s adoption of a new accounting standard on March 31, 2004. This adoption caused certain expenses to be reclassified to interest expense prospectively and contribute, on an annualized basis, approximately 19 basis points to the compression of the net interest margin when compared to reported net interest margin calculations prior to the second quarter of 2004 (see Note 3 to the Condensed Notes to Unaudited Consolidated Financial Statements in Item 1 hereof).

     The remainder of the net interest margin compression is a consequence of the prolonged low interest rate environment, coupled with what the Company believes to be the prudent management of its balance sheet in anticipation of rising interest rates. During this historically low interest rate environment, the Company has emphasized adjustable rate lending and extended the duration of its borrowings. While these measures, along with the use of promotional pricing for certain retail deposit products, have somewhat exacerbated the margin compression and decreased near-term earnings, Management believes that these measures will result in long-term franchise value. The Company’s continued ability to generate loan growth has somewhat offset the impact on earnings of the compression of the net interest margin.

     The following tables present the Company’s average balances, net interest income, interest rate spread, and net interest margin for the three and nine months ending September 30, 2004 and September 30, 2003. For purposes of the tables and the following discussion, income from interest-earning assets and net interest income is presented on a fully-taxable equivalent basis primarily by adjusting income and yields earned on tax-exempt interest received on loans to qualifying borrowers and on certain of the Company’s securities to make them equivalent to income and yields on fully-taxable investments, assuming a federal income tax rate of 35%.

Table 5 — Average Balance, Interest Earned/Paid & Average Yields

(Unaudited — Dollars in Thousands)

		INTEREST			INTEREST
	AVERAGE	EARNED/	AVERAGE	AVERAGE	EARNED/	AVERAGE
	BALANCE	PAID	YIELD	BALANCE	PAID	YIELD
FOR THE THREE MONTHS ENDED SEPTEMBER 30,	2004	2004	2004	2003	2003	2003
Interest-earning Assets:
Investments:
Federal Funds Sold and Assets Sold Under Resale Agreement	$1,319	$9	2.73%	$68	$—	—
Trading Assets	1,500	14	3.73%	1,157	14	4.84%
Taxable Investment Securities	745,241	8,323	4.47%	649,601	7,101	4.37%
Non-taxable Investment Securities (1)	62,920	1,022	6.50%	68,843	1,174	6.82%

Total Investments:	810,980	9,368	4.62%	719,669	8,289	4.61%
Loans (1)	1,814,143	26,014	5.74%	1,535,419	24,142	6.29%

Total Interest-Earning Assets	$2,625,123	$35,382	5.39%	$2,255,088	$32,431	5.75%

Cash and Due from Banks	68,832			67,626
Other Assets	132,986			98,284

Total Assets	$2,826,941			$2,420,998

Interest-bearing Liabilities:
Deposits:
Savings and Interest Checking Accounts	$607,646	$774	0.51%	$515,197	$557	0.43%
Money Market and Super Interest Checking Accounts	505,307	1,680	1.33%	362,536	1,107	1.22%
Time Deposits	505,032	2,753	2.18%	461,380	2,638	2.29%

Total interest-bearing deposits:	1,617,985	5,207	1.29%	1,339,113	4,302	1.29%
Borrowings:
Federal Funds Sold and Assets Purchased Under Resale Agreement	$56,209	$147	1.05%	$53,167	$117	0.88%
Treasury Tax and Loan Notes	2,032	2	0.39%	3,608	4	0.44%
Federal Home Loan Bank borrowings	389,583	3,460	3.55%	340,507	3,397	3.99%
Junior Subordinated Debentures	51,546	1,095	8.50%	—	—	—

Total borrowings:	499,370	4,704	3.77%	397,282	3,518	3.54%

Total Interest-Bearing Liabilities	$2,117,355	$9,911	1.87%	$1,736,395	$7,820	1.80%

Demand Deposits	501,318			447,290
Corporation Obligated Mandatorily Redeemable Trust Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures of the Corporation	—			47,825
Other Liabilities	12,931			20,892

Total Liabilities	2,631,604			2,252,402
Stockholders’ Equity	195,337			168,596

Total Liabilities and Stockholders’ Equity	$2,826,941			$2,420,998

Net Interest Income		$25,471			$24,611

Interest Rate Spread (2)			3.52%			3.95%

Net Interest Margin (2)			3.88%			4.37%

Supplemental Information:
Total Deposits, including Demand Deposits	$2,119,303	$5,207		$1,786,403	$4,302
Cost of Total Deposits			0.98%			0.96%
Total Funding Liabilities, including Demand Deposits	$2,618,673	$9,911		$2,183,685	$7,820
Cost of Total Funding Liabilities			1.51%			1.43%

(1)	The total amount of adjustment to present interest income and yield on a fully tax-equivalent basis is $441 and $496 for the three months ended September 30, 2004 and 2003, respectively. Also, non-accrual loans have been included in the average loan category; however, unpaid interest on non-accrual loans has not been included for purposes of determining interest income.

(2)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities. Net interest margin represents annualized net interest income as a percent of average interest-earning assets.

Table 6 — Average Balance, Interest Earned/Paid & Average Yields

(Unaudited — Dollars in Thousands)

		INTEREST			INTEREST
	AVERAGE	EARNED/	AVERAGE	AVERAGE	EARNED/	AVERAGE
	BALANCE	PAID	YIELD	BALANCE	PAID	YIELD
FOR THE NINE MONTHS ENDED SEPTEMBER 30,	2004	2004	2004	2003	2003	2003
Interest-earning Assets:
Investments:
Federal Funds Sold and Assets Sold Under Resale Agreement	$455	$9	2.64%	$46	$—	—
Trading Assets	1,512	32	2.82%	1,105	32	3.86%
Taxable Investment Securities	700,739	23,260	4.43%	641,062	22,618	4.70%
Non-taxable Investment Securities (1)	64,695	3,240	6.68%	63,924	3,301	6.89%

Total Investments:	767,401	26,541	4.61%	706,137	25,951	4.90%
Loans (1)	1,691,790	72,994	5.75%	1,496,217	72,447	6.46%

Total Interest-Earning Assets	$2,459,191	$99,535	5.40%	$2,202,354	$98,398	5.96%

Cash and Due from Banks	67,125			65,139
Other Assets	115,009			99,743

Total Assets	$2,641,325			$2,367,236

Interest-bearing Liabilities:
Deposits:
Savings and Interest Checking Accounts	$557,087	$2,109	0.50%	$479,350	$1,540	0.43%
Money Market and Super Interest Checking Accounts	434,974	4,110	1.26%	346,921	3,198	1.23%
Time Deposits	482,146	7,873	2.18%	464,709	8,724	2.50%

Total interest-bearing deposits:	1,474,207	14,092	1.27%	1,290,980	13,462	1.39%
Borrowings:
Federal Funds Sold and Assets Purchased Under Resale Agreement	$58,529	$447	1.02%	$53,577	$381	0.95%
Treasury Tax and Loan Notes	3,128	10	0.43%	2,713	9	0.44%
Federal Home Loan Bank borrowings	390,833	9,971	3.40%	360,232	11,073	4.10%
Junior Subordinated Debentures	34,615	2,203	8.49%	—	—	—

Total borrowings:	487,105	12,631	3.46%	416,522	11,463	3.67%

Total Interest-Bearing Liabilities	$1,961,312	$26,723	1.82%	$1,707,502	$24,925	1.95%

Demand Deposits	465,944			421,386
Corporation Obligated Mandatorily Redeemable Trust Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures of the Corporation	15,721			47,804
Other Liabilities	15,415			24,909

Total Liabilities	2,458,392			2,201,601
Stockholders’ Equity	182,933			165,635

Total Liabilities and Stockholders’ Equity	$2,641,325			$2,367,236

Net Interest Income		$72,812			$73,473

Interest Rate Spread (2)			3.58%			4.01%

Net Interest Margin (2)			3.95%			4.45%

Supplemental Information:
Total Deposits, including Demand Deposits	$1,940,151	$14,092		$1,712,366	$13,462
Cost of Total Deposits			0.97%			1.05%
Total Funding Liabilities, including Demand Deposits	$2,427,256	$26,723		$2,128,888	$24,925
Cost of Total Funding Liabilities			1.47%			1.56%

(1)	The total amount of adjustment to present interest income and yield on a fully tax-equivalent basis is $1,377 and $1,391 for the nine months ended September 30, 2004 and 2003, respectively. Also, non-accrual loans have been included in the average loan category; however, unpaid interest on non-accrual loans has not been included for purposes of determining interest income.

(2)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities. Net interest margin represents annualized net interest income as a percent of average interest-earning assets.

     The average balance of interest-earning assets for the third quarter of 2004 amounted to $2.6 billion, an increase of $370.0 million, or 16.4%, from the comparable time frame in 2003. Average loans increased by $278.7 million, or 18.2%. Average investments increased by $91.3 million, or 12.7%. Income from interest-earning assets amounted to $35.4 million for the three months ended September 30, 2004, an increase of $3.0 million, or 9.1%, from the three months ended September 30, 2003. The yield on interest earning assets was 5.39% for the three months ending September 30, 2004 compared to 5.75% for the three months ended September 30, 2003.

     The average balance of interest-earning assets for the nine months ended September 30, 2004 amounted to $2.5 billion, an increase of $256.8 million, or 11.7%, from the comparable time frame in 2003. Average loans increased by $195.6 million, or 13.1%. Average investments increased by $61.3 million, or 8.7%. Income from interest-earning assets amounted to $99.5 million for the nine months ended September 30, 2004, an increase of $1.1 million, or 1.2%, from the nine months ended September 30, 2003. The yield on interest earning assets was 5.40% for the nine months ending September 30, 2004 compared to 5.96% for the nine months ended September 30, 2003.

     The average balance of interest-bearing liabilities for the third quarter of 2004 was $2.1 billion, an increase of $381.0 million, or 21.9%, from the comparable 2003 time frame. Average interest bearing deposits were higher by $278.9 million, or 20.8%, for the three months ending September 30, 2004 compared to the same period last year. The growth in average non-interest bearing demand deposits was $54.0 million, or 12.1%, for the quarter ending September 30, 2004 as compared to the same period in 2003. Total deposits grew $332.9 million, or 18.6%, for the quarter ending September 30, 2004 as compared to the same period in 2003. For the three months ended September 30, 2004, average borrowings were $499.4 million, representing an increase of $102.1 million, or 25.7%, from the three months ended September 30, 2003. The majority of this increase, $51.5 million, is the junior subordinated debentures that are now being consolidated within debt due to the adoption of FIN 46R on March 31, 2004 (see Note 3 to the Condensed Notes to Unaudited Consolidated Financial Statements in Item 1 hereof). Interest expense on interest-bearing liabilities increased by $2.1 million, or 26.7%, to $9.9 million in the third quarter of 2004 as compared to the same period last year. Excluding the interest expense of $1.1 million related to the reclassification of $51.5 million to Junior Subordinated Debentures (see Note 3 to the Condensed Notes to Unaudited Consolidated Financial Statements in Item 1 hereof), interest expense on interest-bearing liabilities increased $996,000, or 12.7%, to $8.8 million in the third quarter of 2004 as compared to the same period last year, due to an increase in FHLB borrowings. The cost of funds excluding the Junior Subordinated Debentures was 1.71% in 2004 compared to 1.80% in 2003. The total cost of all funding liabilities, including the Junior Subordinated Debentures and non-interest bearing demand deposits, was 1.51% for the third quarter of 2004 compared to 1.43% for the third quarter of 2003.

     The average balance of interest-bearing liabilities for the nine months ended September 30, 2004 was $2.0 billion, an increase of $253.8 million, or 14.9%, from the comparable 2003 time frame. Average interest bearing deposits were higher by $183.2 million, or 14.2%, for the nine months ending September 30, 2004 compared to the same period last year. The growth in average non-interest bearing demand deposits was $44.6 million, or 10.6%, for the nine months ending September 30, 2004 as compared to the same period in 2003. Total deposits grew $227.8 million, or 13.3%, for the first nine months of 2004 as compared to the same period in 2003. For the nine months ended September 30, 2004, average borrowings were $487.1 million, representing an increase of $70.6 million, or 17.0%, from the nine months ended September 30, 2003. Part of this increase, $34.6 million on an average basis, is the junior subordinated debentures that are now being consolidated within debt due to the adoption of FIN 46R on March 31, 2004 (see Note 3 to the Condensed Notes to Unaudited

Consolidated Financial Statements in Item 1 hereof). Interest expense on interest-bearing liabilities increased by $1.8 million, or 7.2%, to $26.7 million in the first three quarters of 2004 as compared to the same period last year. However, excluding the interest expense of $2.2 million related to the reclassification of $51.5 million to Junior Subordinated Debentures (see Note 3 to the Condensed Notes to Unaudited Consolidated Financial Statements in Item 1 hereof), interest expense on interest-bearing liabilities decreased $405,000, or 1.6%, to $24.5 million in the first three quarters of 2004 as compared to the same period last year, due to a cost of funds, excluding the Junior Subordinated Debentures, of 1.70% in 2004 compared to 1.95% in 2003. The total cost of all funding liabilities, including the Junior Subordinated Debentures and non-interest bearing demand deposits, was 1.47% for the nine months ended September 30, 2004 compared to 1.56% for the nine months ended September 30, 2003.

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

Table 7 — Volume Rate Analysis

	Three Months Ended September 30,				Nine Months Ended September 30,
	2004 Compared to 2003				2004 Compared to 2003
			Change				Change
	Change	Change	Due to		Change	Change	Due to
	Due to	Due to	Volume/	Total	Due to	Due to	Volume/	Total
	Rate	Volume	Rate	Change	Rate	Volume	Rate	Change
	(Unaudited - Dollars in Thousands)				(Unaudited - Dollars in Thousands)
Income on interest-earning assets:
Investments:
Federal funds sold	$0	0	9	$9	$1	0	8	$9
Taxable securities	154	1,045	23	1,222	(1,339)	2,106	(125)	642
Non-taxable securities (1)	(56)	(101)	5	(152)	(100)	40	(1)	(61)
Trading assets	(3)	4	(1)	0	(9)	12	(3)	0

Total Investments:	95	949	36	1,079	(1,447)	2,158	(121)	590
Loans (1) (2)	(2,125)	4,383	(386)	1,872	(7,891)	9,470	(1,032)	547

Total	$(2,030)	$5,332	$(350)	$2,951	$(9,338)	11,628	$(1,153)	$1,137

Expense of interest-bearing liabilities:
Deposits:
Savings and Interest Checking accounts	$99	100	18	$217	$275	250	44	$569
Money Market and Super Interest Checking account	98	436	39	573	80	812	20	912
Time deposits	(123)	250	(12)	115	(1,136)	327	(42)	(851)

Total interest-bearing deposits:	74	786	45	905	(781)	1,389	22	630
Borrowings:
Federal funds purchased and assets sold under repurchase agreements	$22	7	1	$30	$28	35	3	$66
Treasury tax and loan notes	0	(2)	0	(2)	0	1	0	1
Federal Home Loan Bank borrowings	(373)	490	(54)	63	(1,883)	941	(160)	(1,102)
Junior Subordinated Debentures	0	0	1,095	1,095	0	0	2,203	2,203

Total borrowings:	(351)	495	1,042	1,186	(1,855)	977	2,046	1,168

Total	$(277)	$1,281	$1,087	$2,091	$(2,636)	$2,366	$2,068	$1,798

Change in net interest income	$(1,753)	$4,050	$(1,437)	$860	$(6,702)	$9,262	$(3,221)	$(661)

(1) The total amount of adjustment to present income and yield on a fully tax-equivalent basis is $441 and $496 for the three months ended September 30, 2004 and 2003, respectively, and $1,377 and $1,391 for the nine months ended September 30, 2004 and 2003, respectively.

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

     The provision for loan losses decreased to $761,000 for the three months ended September 30, 2004 compared with $930,000 for the three months ended September 30, 2003. Asset quality remains sound with nonperforming assets of $4.0 million at September, 2004. At September 30, 2004, the allowance for loan loss covered nonperforming loans 6.3 times. Nonperforming loans at December 31, 2003 were $3.5 million, with the allowance covering nonperforming loans 6.6 times. The provision for loan losses decreased to $2.2 million for the nine months ended September 30, 2004 compared with $2.8 million for the nine months ended September 30, 2003.

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

     Non-Interest Income Non-interest income declined by $499,000, or 6.9%, and by $1.2 million, or 5.4%, during the three and nine months ended September 30, 2004, respectively, as compared to the same periods in the prior year. Net security gains increased by $337,000 and decreased by $869,000 for the three months and nine months ended September 30, 2004, respectively, as compared to the same periods in 2003. Net security gains of $2.0 million were recorded in the second quarter of 2003 on the sale of $20 million of investment securities as part of a strategy to improve the Company’s overall interest rate risk position and increase the net interest margin. That strategy included prepaying $31.5 million of fixed high rate borrowings.

     Service charges on deposit accounts increased by $227,000, or 7.7%, and by $668,000, or 7.9%, for the three and nine months ended September 30, 2004, respectively, as compared to the same periods in 2003, reflecting strong organic growth in core deposits. Investment management services income increased $153,000, or 14.5%, and by $261,000, or 8.0%, for the three and nine months ended September 30, 2004, respectively, compared to the same periods last year. Mortgage banking income decreased by $1.0 million, or 58.8%, and $1.5 million, or 38.7%, for the three and nine months ended September 30, 2004 as compared to the three and nine months ended September 30, 2003, respectively, due to the decline in refinancing activity. The balance of the mortgage servicing asset is $3.4 million and loans serviced amounted to $409.2 million as of September 30, 2004. Other non-interest income decreased $145,000, or 16.7%, and increased $254,000, or 10.9%, for the three and nine months ended September 30, 2004, respectively, as compared to the same period in 2003 primarily due to fluctuations in loan prepayment penalties.

     Non-Interest Expense Non-interest expense increased by $877,000, or 4.8%, and $662,000, or 1.2%, for the three and nine months ended September 30, 2004, respectively, as compared to the same periods in the prior year. Salaries and employee benefits increased by $585,000, or 5.5%, and $912,000, or 2.9%, for the three and nine months ended September 30, 2004, respectively, as compared to the same periods in the prior year partially reflecting additions to staff to support continued growth as well as increased pension expense, partially offset by lower performance-based compensation accruals. Occupancy and equipment related expense increased by $52,000, or 2.6%, for the three months ended September 30, 2004, and decreased by $115,000, or 1.7% for the nine months ended September 30, 2004, compared to the same periods in the prior year. The increase in expense quarter over quarter is due mainly to increased rental expense on leased property as a result of the Falmouth acquisition, offset by a decline in building maintenance costs on a year-to-date basis. A $1.9 million prepayment penalty was incurred during the quarter ended June 30, 2003 as part of the balance sheet repositioning strategy discussed above and was a significant factor in mitigating the non-interest expense increase from the nine months ended September 30, 2003 to the nine months ended September 30, 2004 detailed above.

     Other non-interest expenses decreased by $221,000, or 5.2%, and increased by $1.1 million, or 8.7%, for the three and nine months ended September 30, 2004, respectively, as compared to the same periods in the prior year. The decrease in other non-interest expenses for the quarter ended September 30, 2004 is related to a $235,000 loss on an equity investment in the third quarter of 2003 that did not recur in the quarter ended September 30, 2004. The increase in other non-interest expenses for the year-to-date is primarily attributable to increased expenditures for the Company’s key business initiatives. During 2004, the Company incurred business initiative expenses to implement a small business banking model, to expand residential lending, to develop a new set of consumer deposit products, to improve the commercial loan process, to fund retail sales training, and to fund a core information system selection process. The Company estimates that the total cost associated with its business initiatives was approximately $326,000 and $1.4 million for the three and nine months ended September 30, 2004, respectively, across all expense categories. In addition, advertising and business development increased incrementally by $242,000 and $756,000 for the three and nine months ended September 30, 2004, respectively, as compared to the same periods in the prior year, to support the afore-mentioned business initiatives and capitalize on market changes due to merger disruption.

     Income Taxes For the quarters ending September 30, 2004 and 2003, the Company recorded combined federal and state income tax provisions of $3.7 million and $3.6 million, respectively. These provisions reflect effective income tax rates of 30.8% and 32.5% for the quarters ending September 30, 2004 and September 30, 2003, respectively. For the nine months ending September 30, 2004 and 2003, the Company recorded combined federal and state income tax provisions of $10.1 million and $12.3 million, respectively. These provisions reflect effective income tax rates of 31.8% and 39.1% for the nine months ending September 30, 2004 and September 30, 2003, respectively. Overall period to period comparisons between the first three quarters of 2004 and the first three quarters of 2003 are skewed by the Company’s previously disclosed initial charge for, and subsequent settlement of, a tax dispute with the Massachusetts Department of Revenue (“DOR”) in 2003. The Company recognized a net $2.0 million charge to its provision for income taxes during the first six months of 2003, negatively impacting that year’s earnings (see Note 4 to the Condensed Notes to Unaudited Consolidated Financial Statements with Item 1 hereof). Also, during the second quarter of 2004, the Company announced that one of its subsidiaries (a Community Development Entity, or “CDE”) had been awarded $30 million in tax credit allocation authority under the New Markets Tax Credit Program of the United States Department of Treasury. During the third quarter, the Bank invested $5 million in the CDE providing it with the capital necessary to begin assisting qualified businesses in low-income communities throughout its market area. Based upon the Bank’s $5 million investment, it will be eligible to receive tax credits over a seven year period totaling 39% of its investment, or $1.95 million. The Company has begun recognizing the benefit of these tax credits by reducing the provision for income taxes by $187,500 in the current reporting period (see Note 9 to the Condensed Notes to Unaudited Consolidated Financial Statements within Item 1 hereof).

     Minority Interest Minority interest expense was zero and $1.1 million for the quarters ending September 30, 2004 and 2003, respectively. For the nine months ended September 30, 2004, the minority interest expense was $1.1 million compared to $3.3 million for the nine months ended September 30, 2003. As discussed above under Borrowings and Corporation-Obligated Mandatorily Redeemable Trust Preferred Securities, the Company adopted FIN 46R on March 31, 2004. Therefore, beginning March 31, 2004, the Company no longer reflects the interest on the trust preferred securities issued by Trust III and Trust IV, net of issuance costs, as minority interest. The interest expense on the Company’s junior subordinated debentures, which were issued to the Trusts in connection with the Trusts’ issuance of trust preferred securities, is included in the net interest margin. The net interest margin is negatively impacted by 0.19% on an annualized basis. Prior period’s net interest margin were not restated to reflect this change (see Note 3 to the Condensed Notes to Unaudited Consolidated Financial Statements within Item 1 hereof).

     Return on Average Assets and Equity The annualized consolidated returns on average equity and average assets for the three months ended September 30, 2004 were 16.92% and 1.17%, respectively, compared to 17.84% and 1.24% reported for the same period last year, respectively. For the nine months ended September 30, 2004, the annualized consolidated returns on average equity and average assets were 15.73% and 1.09%, respectively, compared to 15.39% and 1.08% for the nine months ended September 30, 2003, respectively.

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

     On September 30, 2004 and December 31, 2003, the Company had swaps, designated as “cash flow” hedges, with total notional amount of $75.0 million and $50.0 million, respectively. The purpose of these swaps is to hedge the variability in cash outflows of LIBOR (London Interbank Offered Rate) based borrowings attributable to changes in interest rates. For the swap agreements outstanding at September 30, 2004, the Company pays a fixed rate of interest of 3.65% and receives a 3 month LIBOR rate of interest on $50.0 million notional value and pays a fixed rate of 2.49% and receives a 3 month LIBOR rate of interest on the remaining $25.0 million notional value. These swaps had a negative fair value of $691,000 and $1.5 million at September 30, 2004 and December 31, 2003, respectively. All changes in the fair value of the interest rate swaps are recorded, net of tax, in equity as a component of other comprehensive income.

     To improve the Company’s asset sensitivity, the Company sold interest rate swaps hedged against loans during the year ending December 31, 2002, resulting in total deferred gains of $7.1 million. The deferred gain is classified in other comprehensive income, net of tax, as a component of equity. The interest rate swaps sold had total notional amounts of $225.0 million. These swaps were accounted for as cash flow hedges and, therefore, the deferred gains will be amortized into interest income over the remaining life of the hedged item, which is currently a range of up to three years. At September 30, 2004, the remaining deferred gains of $2.4 million gross, or $1.4 million, net of tax, were included in other comprehensive income.

     Additionally, the Company enters into commitments to fund residential mortgage loans with the intention of selling them in the secondary markets. The Company also enters into forward sales agreements for certain funded loans and loan commitments to protect against changes in interest rates. The Company records unfunded commitments and forward sales agreements at fair value with changes in fair value recorded as a component of Mortgage Banking Income. At September 30, 2004, the Company had residential mortgage loan commitments with a fair value of $175,000 and forward sales agreements with a fair value of $82,000. The net fair value increased $164,000 and decreased $96,000 for the quarters ending September 30, 2004 and 2003, respectively, and were recorded as a component of mortgage banking income.

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

     The Company’s policy on interest-rate risk simulation specifies that if interest rates were to shift gradually up or down 200 basis points, estimated net interest income for the subsequent twelve months should decline by less than 6%. Given the unusually low rate environments at September 30, 2004 and 2003, the Company assumed a 100 basis point decline in interest rates and a 200 basis point increase in rates.

     The following table sets forth the estimated effects on the Company’s net interest income over a twelve month period following the indicated dates in the event of the indicated increases or decreases in market interest rates:

Table 8 — Interest Rate Sensitivity

	200 Basis	100 Basis
	Point	Point
	Rate	Rate
	Increase	Decrease
September 30, 2004	-2.69%	+0.70%
September 30, 2003	-1.96%	+0.59%

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

     The most significant factors affecting market risk exposure of the Company’s net interest income during the third quarter of 2004 were: (1) changes in the composition of assets and loans, (2) the shape of the U.S. Government securities and interest rate swap yield curve, (3) the level of U.S prime interest rates, and (4) the level of rates paid on deposit accounts.

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

     The Bank utilizes its extensive branch network to access retail customers who provide a stable base of in-market core deposits. These funds are principally comprised of demand deposits, interest checking accounts, savings accounts, and money market accounts. Deposit levels are greatly influenced by interest rates, economic conditions, and competitive factors. The Bank has also established repurchase agreement lines with major brokerage firms as potential sources of liquidity. At September 30, 2004, the Company had no advances outstanding under these lines. In addition to these lines, the Bank also had customer repurchase agreements outstanding amounting to $59.9 million at September 30, 2004. As a member of the FHLB, the Bank has access to a total of $813.2 million, of which $382.4 million remains unused, of borrowing capacity. On September 30, 2004, the Bank had $430.9 million outstanding in FHLB borrowings.

     At September 30, 2004, the Company had outstanding commitments to originate mortgage and non-mortgage loans (including unused lines of credit of $234.8 million and letters of credit of $9.3 million) of $490.7 million. Certificates of deposit which are scheduled to mature within one year totaled $863.7 million at September 30, 2004, and borrowings that are scheduled to mature within the same period amounted to $227.3 million. The Company anticipates that it will have sufficient funds available to meet its current loan commitments and other obligations.

     The Company, as a separately incorporated bank holding company, has no significant operations other than serving as the sole stockholder of the Bank. Its commitments and debt service requirement, at September 30, 2004, consisted of junior subordinated debentures, including accrued interest, issued to Trust III of $25.8 million and Trust IV of $25.8 million, in connection with the issuance of 8.625% Trust Preferred Securities due in 2031 and 8.375% Trust Preferred Securities due in 2032, respectively. The Company’s only recurring expenses are the interest expense on its junior subordinated debentures and those derived from its reporting obligations under the Securities and Exchange Act of 1934.

     The Company actively manages its liquidity position under the direction of the Asset/Liability Management Committee. Periodic review under prescribed policies and procedures is intended to ensure that the Company will maintain adequate levels of available funds. At September 30, 2004, the Company’s liquidity position was well above policy guidelines. Management believes that the Bank has adequate liquidity available to respond to current and anticipated liquidity demands.

     Capital Resources and Dividends The Federal Reserve Board, the Federal Deposit Insurance Corporation, and other regulatory agencies have established capital guidelines for banks and bank holding companies. Risk-based capital guidelines issued by the federal regulatory agencies require banks to meet a minimum Tier 1 risk-based capital ratio of 4.0% and a total risk-based capital ratio of 8.0%. At September 30, 2004, the Company had a Tier 1 risked-based capital ratio of 9.95% and total risked-based capital ratio 11.20%. The Bank had a Tier 1 risked-based capital ratio of 9.83% and a total risked-based capital ratio of 11.08% as of the same date.

     A minimum requirement of 4.0% Tier 1 leverage capital is also mandated. On September 30, 2004, the Company and the Bank had Tier 1 leverage capital ratios of 7.02% and 6.94%, respectively.

     In September, the Company’s Board of Directors declared a cash dividend of $0.14 per share to stockholders of record as of the close of business on September 24, 2004. This dividend was paid on October 8, 2004. On an annualized basis, the dividend payout ratio amounted to 30.42% of the trailing four quarters’ earnings.

     Contractual Obligations, Commitments, Contingencies, and Off-Balance Sheet Financial Instruments The Company has entered into contractual obligations and commitments and off-balance sheet financial instruments. The following tables summarize the Company’s contractual cash obligation and other commitment and off-balance sheet financial instruments at September 30, 2004:

Table 9 — Contractual Obligations, Commitments and Off-Balance Sheet Financial Instruments by Maturity

(Unaudited — Dollars in Thousands)

	Payments Due - By Period
		Less than	One to	Three to	After
Contractual Obligations	Total	One Year	Three Years	Five Years	Five Years
FHLB advances	$430,856	$223,241	$—	$35,482	$172,133
Junior subordinated debentures	51,546	—	—	—	51,546
Lease obligations	14,121	2,588	4,008	2,657	4,868
Investment obligations	814	814	—	—	—
Data processing and Core systems	9,671	1,257	5,785	2,629	—
Other vendor contracts	5,031	572	3,317	1,094	48
Retirement benefit obligations (1)	26,404	1,748	376	416	23,864
Other
Treasury Tax & Loan Notes	4,065	4,065	—	—	—
Customer Repurchase Agreements	59,853	59,853	—	—	—

Total Contractual Cash Obligations	$602,361	$294,138	$13,486	$42,278	$252,459

(1)	Retirement benefit obligations include expected contributions to the Company’s pension plan, post retirement benefit plan, and supplemental executive retirement plans. Expected contributions for the pension plan have been included only through plan year July 1, 2004 — June 30, 2005. Contributions beyond this plan year can not be quantified as they will be determined based upon the return on the investments in the plan. Expected contributions for the post retirement plan and supplemental executive plans include obligations that are payable over the life of the participants.

	Amount of Commitment Expiring - By Period
Off-Balance Sheet		Less than	One to	Three to	After
Financial Instruments	Total	One Year	Three Years	Five Years	Five Years
Lines of credit	$234,789	$18,925	$—	$—	$215,864
Standby letters of credit	9,302	9,302	—	—	—
Other loan commitments	246,656	207,462	33,046	2,813	3,335
Forward commitments to sell loans	27,867	27,867	—	—	—

Total Commitments	$518,614	$263,556	$33,046	$2,813	$219,199

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds – None

Item 3. Defaults Upon Senior Securities – None

Item 4. Submission of Matters to a Vote of Security Holders – None

Item 5. Other Information – None

Item 6. Exhibits and Reports on Form 8-K

Exhibits

No.	Exhibit
3.(i)	Restated Articles of Organization, as amended to date, incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 1993.

3.(ii)	Bylaws of the Company, as amended to date, incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2000. On September 14, 2000, section 2 of the Company’s By-Laws were amended so as to require an agreement of at least two thirds (rather than a majority) of shareholders to call a special shareholders meeting.

3.(iii)	Bylaws of the Company, as amended as of January 9, 2003, incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2003.

4.1	Specimen Common Stock Certificate, incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 1992.

4.2	Specimen Preferred Stock Purchase Rights Certificate, incorporated by reference to the Company’s Form 8-A Registration Statement filed by the Company on November 5, 2001.

4.3	Indenture of Registrant relating to the 8.625% Junior Subordinated Debentures issued to Independent Capital Trust III, incorporated by reference to the Form 8-K filed by the Company on April 18, 2002.

4.4	Form of Certificate of 8.625% Junior Subordinated Debenture (included as Exhibit A to Exhibit 4.3).

4.5	Amended and Restated Declaration of Trust for Independent Capital Trust III, incorporated by reference to the Form 8-K filed by the Company on April 18, 2002.

4.6	Form of Preferred Security Certificate for Independent Capital Trust III (included as Exhibit D to Exhibit 4.5).

4.7	Preferred Securities Guarantee Agreement of Independent Capital Trust III, incorporated by reference to the Form 8-K filed by the Company on April 18, 2002.

4.8	Indenture of Registrant relating to the 8.375% Junior Subordinated Debentures issued to Independent Capital Trust IV, incorporated by reference to the Form 8-K filed by the Company on April 18, 2002.

4.9	Form of Certificate of 8.375% Junior Subordinated Debenture (included as Exhibit A to Exhibit 4.8).

4.10	Amended and Restated Declaration of Trust for Independent Capital Trust IV,

No.	Exhibit
incorporated by reference to the Form 8-K filed by the Company on April 18, 2002.

4.11	Form of Preferred Security Certificate for Independent Capital Trust IV (included as Exhibit D to Exhibit 4.10).

4.12	Preferred Securities Guarantee Agreement of Independent Capital Trust IV, incorporated by reference to the Form 8-K filed by the Company on April 18, 2002.

10.1	Amended and Restated Independent Bank Corp. 1987 Incentive Stock Option Plan (“Stock Option Plan”) (Management contract under Item 601(10)(iii)(A)). Incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 1994.

10.2	Independent Bank Corp. 1996 Non-Employee Directors’ Stock Option Plan (Management contract under Item 901(10)(iii)(A)). Incorporated by reference to the Company’s Definitive Proxy Statement for the 1996 Annual Meeting of Stockholders filed with the Commission on March 19, 1996.

10.3	Independent Bank Corp. 1997 Employee Stock Option Plan (Management contract under Item 601(10)(iii)(A)). Incorporated by reference to the Company’s Definitive Proxy Statement for the 1997 Annual Meeting of Stockholders filed with the Commission on March 20, 1997.

10.4	Renewal Rights Agreement noted as of September 14, 2000 by and between the Company and Rockland, as Rights Agent (Exhibit to Form 8-K filed on October 23, 2000). Incorporated by reference to the Company’s Definitive Proxy Statement for the 1997 Annual Meeting of Stockholders filed with the Commission on March 20, 1997.

10.6	Employment Agreements by and between Rockland Trust Company and Ferdinand T. Kelley and Raymond G. Fuerschbach, respectively. Incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2001.

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

No.	Exhibit
10.7	Independent Bank Corp. Deferred Compensation Program for Directors (restated as amended as of December 1, 2000). Incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2000.

10.8	Master Securities Repurchase Agreement, incorporated by reference to Form S-1 Registration Statement filed by the Company on September 18, 1992.

10.9	Purchase and Assumption Agreement, dated as of September 27, 1999, by and between Rockland Trust Company and Fleet Financial Group, Inc. is filed as an exhibit under the Form 8-K filed on October 1, 1999.

10.10	Branch Purchase & Assumption Agreement between Rockland Trust Company and Cape Cod 5 Cents Savings Bank dated August 11, 2004 is filed as an exhibit under the Form 8-K filed on August 11, 2004.

10.11	New Markets Tax Credit Program Allocation Agreement between the Community Development Financial Institutions Fund of the United States Department of the Treasury and Rockland Community Development with an Allocation Effective Date of September 22, 2004 is filed as an exhibit under the Form 8-K filed on October 14, 2004.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.*

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.*

32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.+

32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.+

*Filed herewith

+Furnished herewith

Reports on Form 8-K

     (a) Reports on Form 8-K

July 15, 2004	- related to second quarter 2004 earnings release

July 16, 2004	- related to acquisition of Falmouth Bancorp, Inc.

July 19, 2004	- related to supplemental information in connection with its earning conference call and hiring of Jane L. Lundquist

August 11, 2004	- related to changes on Cape Cod

September 9, 2004	- related to common dividend announcement

September 29, 2004	- related to investor relations presentation

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDEPENDENT BANK CORP.
(registrant)

Date: November 2, 2004	/s/ Christopher Oddleifson

Christopher Oddleifson
President and
Chief Executive Officer

Date: November 2, 2004	/s/ Denis K. Sheahan

Denis K. Sheahan
Chief Financial Officer
and Treasurer
(Principal Financial and
Principal Accounting Officer)

INDEPENDENT BANK CORP.
(registrant)