Form 10-K
period 2004-12-31
INDEPENDENT BANK CORP
filed 2005-03-04
CIK 776901

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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
Common Stock, $.0l par value per share
(Title of Class)
Preferred Stock Purchase Rights
(Title of Class)
          Indicate by check mark whether, the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐
     As of June 30, 2004, the aggregate market value of voting stock held by non-affiliates of the registrant was $403,424,041, based on the closing price on such date of the registrant’s common stock on the NASDAQ National Market.
     Number of shares of Common Stock outstanding as of January 31, 2005: 15,349,186
DOCUMENTS INCORPORATED BY REFERENCE
          List hereunder the following documents incorporated by reference and the Part of Form 10-K into which the document is incorporated:

(1)	Portions of the Registrant’s Annual Report to Stockholders for the fiscal year ended December 31, 2004 are incorporated into Part II, Items 5-8 of this Form 10-K.

(2)	Portions of the Registrant’s definitive proxy statement for its 2005 Annual Meeting of Stockholders are incorporated into Part III, Items 10-13 of this Form 10-K.

INDEPENDENT BANK CORP.
2004 ANNUAL REPORT ON FORM 10-K

		Page

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	100
Item 9A.	Controls and Procedures	100
Item 9B.	Other Information	103

Part III
Item 10.	Directors and Executive Officers of Independent Bank Corp.	103
Item 11.	Executive Compensation	103
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders’ Matters	103
Item 13.	Certain Relationship and Related Transactions	103
Item 14.	Principal Accountant Fees and Services	103
Item 15.	Exhibits and Financial Statement Schedules	103
Signatures		107
Exhibit 31.1 — Certification 302		109
Exhibit 31.2 — Certification 302		110
Exhibit 32.1 — Certification 906		111
Exhibit 32.2 — Certification 906		112
Ex-10.12 On-site Out Sourcing Agreement
Ex-23 Consent of KPMG LLP
Ex-31.1 Sect. 302 Certification of C.E.O.
Ex-31.2 Sect. 302 Certification of C.F.O.
Ex-32.1 Sect. 906 Certification of C.E.O.
Ex-32.2 Sect. 906 Certification of C.F.O.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
      A number of the presentations and disclosures in this Form 10-K, including, without limitation, statements regarding the level of allowance for loan losses, the rate of delinquencies and amounts of charge-offs, and the rates of loan growth, and any statements preceded by, followed by or which include the words “may,” “could,” “should,” “will,” “would,” “hope,” “might,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “assume” or similar expressions constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.
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
General
      Independent Bank Corp. (the “Company”) is a state chartered, federally registered bank holding company headquartered in Rockland, Massachusetts and was incorporated in 1986. The Company is the sole stockholder of Rockland Trust Company (“Rockland” or the “Bank”), a Massachusetts trust company chartered in 1907. The Company is a community-oriented commercial bank. The community banking business, the Company’s only reportable operating segment, consists of commercial banking, retail banking and investment management services and is managed as a single strategic unit. The community banking business derives its revenues from a wide range of banking services, including lending activities, acceptance of demand, savings and time deposits, trust and investment management services, and mortgage banking income. Rockland offers a full range of community banking services through its network of 53 banking offices (including 51 full-service branches), seven commercial lending centers, three investment management offices and four residential lending centers, all of which are located in the Plymouth, Norfolk, Barnstable and Bristol Counties of southeastern Massachusetts and Cape Cod. At December 31, 2004, the Company had total assets of $2.9 billion, total deposits of $2.1 billion, stockholders’ equity of $210.7 million, and 750 full-time equivalent employees.
Market Area and Competition
      The Bank contends with considerable competition both in generating loans and attracting deposits. The Bank’s competition for loans is primarily from other commercial banks, savings banks, credit unions, mortgage banking companies, insurance companies, finance companies, and other institutional lenders. Competitive factors considered for loan generation include interest rates and terms offered, loan fees charged, loan products offered, service provided, and geographic locations.
      In attracting deposits, the Bank’s primary competitors are savings banks, commercial and co-operative banks, credit unions, as well as other non-bank institutions that offer financial alternatives such as brokerage firms and insurance companies. Competitive factors considered in attracting and retaining deposits include deposit and investment products and their respective rates of return, liquidity, and risk among other factors, convenient branch locations and hours of operation, personalized customer service, online access to accounts, and automated teller machines.
      The Bank’s market area is attractive and entry into the market by financial institutions previously not competing in the market area may continue to occur. The entry into the market area by these institutions, and other non-bank institutions that offer financial alternatives could impact the Bank’s growth or profitability.
Lending Activities
      The Bank’s gross loan portfolio (loans before allowance for loan losses) amounted to $1.9 billion on December 31, 2004 or 65.1% of total assets on that date. The Bank classifies loans as commercial, real estate, or consumer. Commercial loans consist primarily of loans to businesses for working capital and other business-related purposes and floor plan financing. Real estate loans are comprised of commercial mortgages that are secured by non-residential properties, residential mortgages that are secured primarily by owner-occupied residences and mortgages for the construction of commercial and residential properties. Consumer loans consist primarily of automobile loans and home equity loans.
      The Bank’s borrowers consist of small-to-medium sized businesses and retail customers. The Bank’s market area is generally comprised of the Plymouth, Norfolk, Barnstable and Bristol Counties located in southeastern Massachusetts and Cape Cod. Substantially all of the Bank’s commercial and consumer loan portfolios consist of loans made to residents of and businesses located in southeastern Massachusetts and Cape Cod. The majority of the real estate loans in the Bank’s loan portfolio are secured by properties located within this market area.
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
      The Bank’s Controlled Asset Department is responsible for the management and resolution of nonperforming assets. In the course of resolving nonperforming loans, the Bank may choose to restructure certain contractual provisions. Nonperforming assets are comprised of nonperforming loans, nonperforming securities and Other Real Estate Owned (“OREO”). Nonperforming loans consist of loans that are more than 90 days past due but still accruing interest and nonaccrual loans. OREO includes properties held by the Bank as a result of foreclosure or by acceptance of a deed in lieu of foreclosure. In order to facilitate the disposition of OREO, the Bank may finance the purchase of such properties at market rates, if the borrower qualifies under the Bank’s standard underwriting guidelines.
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
      In accordance with governing banking statutes, Rockland is permitted, with certain exceptions, to make loans and commitments to any one borrower, including related entities, in the aggregate amount of not more than 20% of the Bank’s stockholders’ equity, or $51.4 million at December 31, 2004. Notwithstanding the foregoing, the Bank has established a more restrictive limit of not more than 75% of the Bank’s legal lending limit, or $38.6 million at December 31, 2004, which may only be exceeded with the approval of the Board of Directors. There were no borrowers whose total indebtedness in aggregate exceeded $38.6 million as of December 31, 2004.
      Sale of Loans The Bank’s residential real estate loans are generally originated in compliance with terms, conditions and documentation which permit the sale of such loans to the Federal Home Loan Mortgage Corporation (“FHLMC”), the Federal National Mortgage Association (“FNMA”), the Government National Mortgage Association (“GNMA”), and other investors in the secondary market. Loan sales in the secondary market provide funds for additional lending and other banking activities. The Bank may retain the servicing on the loans sold. As part of its asset/liability management strategy, the Bank may retain a portion of the adjustable and fixed rate residential real estate loan originations for its portfolio. During 2004, the Bank originated $299.2 million in residential real estate loans of which $146.0 million was retained in its portfolio, and comprised primarily of adjustable rate loans.
      Commercial and Industrial Loans The Bank offers secured and unsecured commercial loans for business purposes, including issuing letters of credit. At December 31, 2004, $176.9 million, or 9.2% of the Bank’s gross loan portfolio consisted of commercial loans. Commercial loans generated 7.5%, 7.7%, and 6.8% of total interest income for the fiscal years ending 2004, 2003 and 2002, respectively.
      Commercial loans may be structured as term loans or as revolving lines of credit. Commercial term loans generally have a repayment schedule of five years or less and, although the Bank occasionally originates some commercial term loans with interest rates which float in accordance with a designated index rate, the majority of commercial term loans have fixed rates of interest. The majority of commercial term loans are collateralized by equipment, machinery or other corporate assets. In addition, the Bank generally obtains personal guarantees from the principals of the borrower for virtually all of its commercial loans. At December 31, 2004 there were $66.1 million of term loans in the commercial loan portfolio.
      Collateral for commercial revolving lines of credit may consist of accounts receivable, inventory or both, as well as other business assets. Commercial revolving lines of credit generally are reviewed on an annual basis and usually require substantial repayment of principal during the course of a year. The vast majority of these revolving lines of credit have variable rates of interest. At December 31, 2004 there were $110.8 million of revolving lines of credit in the commercial loan portfolio.
      The Bank’s standby letters of credit generally are secured, have terms of not more than one year, and are reviewed for renewal. At December 31, 2004, the Bank had $7.1 million of standby letters of credit.
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
      Real Estate Loans The Bank’s real estate loans consist of loans secured by commercial properties, loans secured by one-to-four family residential properties, and construction loans. As of December 31, 2004, the Bank’s loan portfolio included $613.3 million in commercial real estate loans, $438.5 million in residential real estate loans, $126.6 million in commercial construction loans and $7.3 million in residential construction loans, altogether totaling 61.9% of the Bank’s gross loan portfolio. Real estate loans generated an aggregate of 46.2%, 45.6%, and 40.4% of total interest income for the fiscal years ending December 31, 2004, 2003 and 2002, respectively.
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
      A significant portion of the Bank’s construction lending is related to one-to-four family residential development within the Bank’s market area. The Bank typically has focused its construction lending on relatively small projects and has developed and maintains a relationship with a significant number of homebuilders in the Plymouth, Norfolk, Barnstable and Bristol Counties of southeastern Massachusetts and Cape Cod.
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
      Consumer Loans The Bank makes loans for a wide variety of personal and consumer needs. Consumer loans primarily consist of installment loans, home equity loans, cash reserve loans and small business lines. As of December 31, 2004, $553.7 million, or 28.9%, of the Bank’s gross loan portfolio consisted of consumer loans. Consumer loans generated 20.8%, 21.3% and 21.0% of total interest income for the fiscal years ending December 31, 2004, 2003, and 2002, respectively.
      The Bank’s installment loans consist primarily of automobile loans, which were $284.0 million, at December 31, 2004. A substantial portion of the Bank’s automobile loans are originated indirectly by a network of approximately 150 new and used automobile dealers located within the Bank’s market area. Although employees of the dealer take applications for such loans, the loans are made pursuant to Rockland’s underwriting standards using Rockland’s documentation, and a Rockland loan officer must approve all indirect loans. In addition to indirect automobile lending, the Bank also originates automobile loans directly.
      The maximum term for the Bank’s automobile loans is 84 months for a new car loan and 72 months with respect to a used car loan. Loans on new and used automobiles are generally made without recourse to the dealer. The Bank requires all borrowers to maintain automobile insurance, including full collision, fire and theft, with a maximum allowable deductible and with the Bank listed as loss payee. Some purchases from used car dealers are under a repurchase agreement. The dealer is required to pay off the loan (in return for the vehicle) as long as the bank picks up the vehicle and returns it to the dealer within 180 days of the most recent delinquency payment. In addition, in order to mitigate the adverse effect on interest income caused by prepayments, all dealers are required to maintain a reserve, of up to 3% of the outstanding balance of the indirect loans originated by them. Reserve option “A” allows the Bank to be rebated on a pro-rata basis in the event of prepayment prior to maturity. Reserve option “B” allows the dealer to share the reserve with the

Bank, split 75/25, however for the Bank’s receipt of 25%, no rebates are applied to the account after 90 days from date of first payment.
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
      Home equity loans may be made as a fixed rate term loan or under a variable rate revolving line of credit secured by a first or second mortgage on the borrower’s residence or second home. At December 31, 2004, $29.5 million, or 15.2%, of the home equity portfolio were term loans and $165.0 million, or 84.8% of the home equity portfolio were revolving lines of credit. The Bank will originate home equity loans in an amount up to 89.99% of the appraised value or on-line valuation, without appraisal or on-line valuation up to 80% of the tax assessed value, reduced for any loans outstanding secured by such collateral. Home equity loans are underwritten in accordance with the Bank’s loan policy which includes a combination of credit score, loan to value ratio, employment history and debt to income ratio.
      Cash reserve loans are made pursuant to previously approved unsecured cash reserve lines of credit. The rate on these loans is tied to the prime rate.
Investment Activities
      The Bank’s securities portfolio consists of U.S. Government and U.S. Government agency obligations, state, county and municipal securities, mortgage-backed securities, Federal Home Loan Bank (“FHLB”) stock, corporate debt securities and equity securities held for the purpose of funding supplemental executive retirement plan obligations through a Rabbi Trust. Most of these securities are investment grade debt obligations with average lives of five years or less. U.S. Government and U.S. Government agency securities entail a lesser degree of risk than loans made by the Bank by virtue of the guarantees that back them, require less capital under risk-based capital rules than non-insured or non-guaranteed mortgage loans, are more liquid than individual mortgage loans, and may be used to collateralize borrowings or other obligations of the Bank. The Bank views its securities portfolio as a source of income and liquidity. Interest and principal payments generated from securities provide a source of liquidity to fund loans and meet short-term cash needs. The Bank’s securities portfolio is managed in accordance with the Rockland Trust Company Investment Policy adopted by the Board of Directors. The Chief Executive Officer or the Chief Financial Officer may make investments with the approval of one additional member of the Asset/ Liability Management Committee, subject to limits on the type, size and quality of all investments, which are specified in the Investment Policy. The Bank’s Asset/ Liability Management Committee, or its appointee, is required to evaluate any proposed purchase from the standpoint of overall diversification of the portfolio. At December 31, 2004, securities totaled $818.2 million. Total securities generated interest and dividends on securities of 25.5%, 25.4%, and 29.7% of total interest income for the fiscal years ended 2004, 2003 and 2002, respectively.
Sources of Funds
      Deposits Deposits obtained through Rockland’s branch banking network have traditionally been the principal source of the Bank’s funds for use in lending and for other general business purposes. The Bank has built a stable base of in-market core deposits from the residents of businesses, and municipalities located in southeastern Massachusetts and Cape Cod. Rockland offers a range of demand deposits, interest checking, money market accounts, savings accounts, and time certificates of deposit. Interest rates on deposits are based on factors that include loan demand, deposit maturities, alternative costs of funds, and interest rates offered by competing financial institutions in the Bank’s market area. The Bank believes it has been able to attract and maintain satisfactory levels of deposits based on the level of service it provides to its customers, the convenience of its banking locations, and its interest rates that are generally competitive with those of competing financial institutions. Rockland has a municipal department that focuses on providing service to local municipalities, at December 31, 2004 there were municipal deposits from customers of $164.5 million and are included in total deposits. As of December 31, 2004, total deposits were $2.1 billion.

      Rockland’s branch locations are supplemented by the Bank’s internet banking services as well as automated teller machine (“ATM”) cards and debit cards which may be used to conduct various banking transactions at ATMs maintained at each of the Bank’s full-service offices and seven additional remote ATM locations. The ATM cards and debit cards also allow customer’s access to the “NYCE” regional ATM network, as well as the “Cirrus” nationwide ATM network. In addition, Rockland is a member of the “SUM” network, which allows access to 2,800 participating ATM machines free of surcharge. In Massachusetts there are 337 participating institutions and more than 1,860 ATMs. These networks provide the Bank’s customers access to their accounts through ATMs located throughout Massachusetts, the United States, and the world. The debit card also can be used at any place that accepts MasterCard worldwide.
      Borrowings Borrowings consist of short-term and intermediate-term obligations. Short-term borrowings can consist of FHLB advances, federal funds purchased, treasury tax and loan notes and assets sold under repurchase agreements. In a repurchase agreement transaction, the Bank will generally sell a security agreeing to repurchase either the same or a substantially identical security on a specified later date at a price slightly greater than the original sales price. The difference in the sale price and purchase price is the cost of the proceeds. The securities underlying the agreements are delivered to the dealer who arranges the transactions as security for the repurchase obligation. Payments on such borrowings are interest only until the scheduled repurchase date, which generally occurs within a period of 30 days or less. Repurchase agreements represent a non-deposit funding source for the Bank. However, the Bank is subject to the risk that the lender may default at maturity and not return the collateral. In order to minimize this potential risk, the Bank only deals with established investment brokerage firms when entering into these transactions. On December 31, 2004 the Bank had no repurchase agreements with investment brokerage firms. In addition to agreements with brokers, the Bank has entered into similar agreements with its customers. At December 31, 2004 the Bank had $61.5 million of customer repurchase agreements outstanding.
      In July 1994, Rockland became a member of the FHLB of Boston. Among the many advantages of this membership, this affiliation provides the Bank with access to short-to-medium term borrowing capacity. At December 31, 2004, the Bank had $537.9 million outstanding in FHLB borrowings with initial maturities ranging from 3 days to 19 years. In addition, the Bank has a remaining $279.8 million line of credit with the FHLB.
      Also included in borrowings are junior subordinated debentures payable to the Company’s unconsolidated special purpose entities (Capital Trust III (“Trust III”) and Capital Trust IV (“Trust IV”)) that issued trust preferred securities to the public. The Company pays interest of 8.625% and 8.375% on $25.8 million of junior subordinated debentures issued by each Trust III and Trust IV, respectively on a quarterly basis in arrears. The debentures have a stated maturity date of December 31, 2031, and April 30, 2032, for amounts due to Trust III and Trust IV, respectively and callable by the option of the Trusts on or after December 31, 2006 and April 30, 2007 for amounts due to Trust III and Trust IV, respectively.
Investment Management and Mutual Fund Sales
      Investment Management The Rockland Trust Investment Management Group provides investment and trust services to individuals, small businesses, and charitable institutions throughout southeastern Massachusetts and Cape Cod. In addition, the Bank serves as executor or administrator of estates.
      Accounts maintained by the Rockland Trust Investment Management Group consist of “managed” and “non-managed” accounts. “Managed” accounts are those for which the Bank is responsible for administration and investment management and/or investment advice. “Non-managed” accounts are those for which the Bank acts solely as a custodian or directed trustee. The Bank receives fees dependent upon the level and type of service(s) provided. For the year ended December 31, 2004, the Investment Management Group generated gross fee revenues of $4.2 million. Total assets under administration as of December 31, 2004, were $563.9 million.
      The administration of trust and fiduciary accounts is monitored by the Trust Committee of the Bank’s Board of Directors. The Trust Committee has delegated administrative responsibilities to three committees, one for investments, one for administration, and one for operations, all of which are comprised of Investment Management Group officers who meet not less than monthly.

      Mutual Fund Sales In 1999, the Bank entered into an agreement with Independent Financial Market Group (“IFMG”), a Sun Life Financial Company for the sale of mutual fund shares, unit investment trust shares, interests in direct participation programs, similar non-insurance investment products, and general securities brokerage services. IFMG Securities Incorporated has placed their registered representatives on-site to sell these services to the Bank’s customer base.
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
      The Bank Holding Company Act (“BHCA”) BHAC prohibits the Company from acquiring direct or indirect ownership or control of more than 5% of any class of voting shares of any bank, or increasing such ownership or control of any bank, without prior approval of the Federal Reserve. The BHCA also prohibits the Company from, with certain exceptions, acquiring more than 5% of any class of voting shares of any company that is not a bank and from engaging in any business other than banking or managing or controlling banks.
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
      The Company currently is in compliance with the above-described regulatory capital requirements. At December 31, 2004, the Company had Tier 1 capital and total capital equal to 10.19% and 11.44% of total risk-adjusted assets, respectively, and Tier 1 leverage capital equal to 7.06% of total assets. As of such date, Rockland complied with the applicable federal regulatory capital requirements, with Tier 1 capital and total capital equal to 10.04% and 11.29% of total risk-adjusted assets, respectively, and Tier 1 leverage capital equal to 6.95% of total assets.
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
      Each federal banking agency has broad powers to implement a system of prompt corrective action to resolve problems of institutions, which it regulates, which are not adequately capitalized. A bank shall be deemed to be (i) “well capitalized” if it has total risk-based capital ratio of 10.0% or more, has a Tier 1 risk-based capital ratio of 6.0% or more, has a Tier 1 leverage capital ratio of 5.0% or more and is not subject to any written capital order or directive; (ii) “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more, a Tier 1 leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of “well capitalized”; (iii) “undercapitalized” if it has a total risk-based capital ratio that is less than 8.0%, or a Tier 1 risk-based capital ratio that is less than 4.0% or a Tier 1 leverage capital ratio of less than 4.0% (3.0% under certain circumstances); (iv) “significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6.0%, or a Tier 1 risk-based capital ratio that is less than 3.0%, or a Tier 1 leverage capital ratio that is less than 3.0%; and (v) “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. As of December 31, 2004 Rockland was deemed a “well-capitalized institution” for this purpose.
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
      Deposit Insurance Premiums Rockland currently pays deposit insurance premiums to the FDIC based on a single, uniform assessment rate established by the FDIC for all BIF-member institutions. The assessment rates range from 0% to 0.27%. Under the FDIC’s risk-based assessment system, institutions are assigned to one of three capital groups which assignment is based solely on the level of an institution’s capital — “well capitalized,” “adequately capitalized,” and “undercapitalized” — which are defined in the same manner as the regulations establishing the prompt corrective action system under the Federal Deposit Insurance Act (“FDIA”). Rockland is presently “well capitalized” and as a result, Rockland is currently not subject to any FDIC premium obligation.
      Community Reinvestment Act (“CRA”) Pursuant to the Community Reinvestment Act (“CRA”) and similar provisions of Massachusetts’ law, regulatory authorities review the performance of the Company and Rockland in meeting the credit needs of the communities served by Rockland. The applicable regulatory authorities consider compliance with this law in connection with applications for, among other things, approval of new branches, branch relocations, engaging in certain new financial activities under the Gramm-Leach-Bliley Act of 1999, as discussed below, and acquisitions of banks and bank holding companies. The FDIC and the Massachusetts Division of Banks has assigned the Bank a CRA rating of outstanding as of the latest examinations.
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
      Financial Services Modernization Legislation In November 1999, the Gramm-Leach-Bliley Act (“GLB”) of 1999, was enacted. The GLB repeals provisions of the Glass-Steagall Act which restricted the affiliation of Federal Reserve member banks with firms “engaged principally” in specified securities activities, and which restricted officer, director or employee interlocks between a member bank and any company or person “primarily engaged” in specified securities activities.
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
      To the extent that the GLB permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. The GLB is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis and which unitary savings and loan holding companies already possess. Nevertheless, the GLB may have the result of increasing the amount of competition that the Company faces from larger institutions and other types of companies offering financial products, many of which may have substantially more financial resources than the Company.
      Sarbanes-Oxley Act of 2002 On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act (“SOA”) of 2002. The stated goals of the SOA are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.
      The SOA includes very specific additional disclosure requirements and new corporate governance rules, requires the Securities and Exchange Commission (“SEC”) and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of certain issues by the SEC and the Comptroller General.
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
      Although we anticipated that we will incur additional expense in complying with the provisions of the SOA and the resulting regulations, management doe not expect that such compliance will have a material impact on our results of operation or financial condition.
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
      Employees As of December 31, 2004, the Bank had 750 full time equivalent employees. None of the Company’s employees are represented by a labor union and management considers relations with its employees to be good.
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
      Note 8, “Borrowings” within Notes to the Consolidated Financial Statements which includes information regarding short-term borrowings and is included in Item 8 hereof.

      For additional information regarding the Company’s business and operations, see Selected Financial Data in Item 6 hereof, Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 hereof and the Consolidated Financial Statements in Item 8 hereof.
Securities and Exchange Commission Availability of Filings on Company Web Site
      Under the Securities Exchange Act of 1934 Sections 13 and 15(d), periodic and current reports must be filed with the SEC. The public may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0030. The Company electronically files the following reports with the SEC: Form 10-K (Annual Report), Form 10-Q (Quarterly Report), Form 11-K (Annual Report for Employees’ Stock Purchase and Savings Plans), Form 8-K (Report of Unscheduled Material Events), Form S-4, S-3 and 8-A (Registration Statements), and Form DEF 14A (Proxy Statement). The Company may file additional forms. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, at www.sec.gov, in which all forms filed electronically may be accessed. Additionally, our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K filed with the SEC and additional shareholder information are available free of charge on the Company’s website: www.RocklandTrust.com. The Company’s Code of Ethics is also available on the Company’s website in the investor relations section of the website.

Item 2.	Properties
      At December 31, 2004, the Bank conducted its business from its headquarters and main office located at 288 Union Street, Rockland, Massachusetts and fifty-two banking offices located within Barnstable, Bristol, Norfolk and Plymouth Counties in southeastern Massachusetts and Cape Cod. In addition to its main office, the Bank owned twenty of its branches and leased the remaining thirty-two branches. All of the Bank’s properties are considered to be in good condition and adequate for the purposes for which they are used. In addition to these branch locations, the Bank had eight remote ATM locations all of which were leased.

County	Banking Offices	ATM	Deposits

			(Dollars in thousands)
Barnstable	16	4	$514,928
Bristol	3	–	49,496
Dukes	–	1	–
Norfolk	5	1	172,949
Plymouth	29	2	1,322,862

Total	53	8	$2,060,235
      The Bank conducted business in eight administrative locations. These locations housed executive, administrative, investment management offices, residential lending centers, commercial lending centers and back office support staff and warehouse space. The bank owned two of its administrative offices and leased the remaining six offices.

County	Administrative Offices

Barnstable	1
Bristol	1
Norfolk	2
Plymouth	4
Total	8
      For additional information regarding our premises and equipment and lease obligations, see Notes 6 and 16 respectively, to the Consolidated Financial Statements included in Item 8 hereof.

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
      There were no matters submitted to a vote of our security holders in the fourth quarter of 2004.

PART II

Item 5.	Market for Independent Bank Corp.’s Common Equity and Related Stockholders’ Matters
      Independent Bank Corp.’s common stock trades on the NASDAQ National Market under the symbol INDB. The Company declared cash dividends of $0.56 per share in 2004 and $0.52 per share in 2003. The ratio of dividends paid to earnings in 2004 and 2003 was 27.23% and 28.6%, respectively.
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
      The following schedule summarizes the price range of common stock and the cash dividends paid for the fiscal years ended 2004 and 2003.
Table 1 — Price Range of Common Stock

	High	Low	Dividend

2004
4th Quarter	$36.15	$30.96	$0.14
3rd Quarter	31.43	26.60	0.14
2nd Quarter	31.11	25.52	0.14
1st Quarter	32.27	27.50	0.14

	High	Low	Dividend

2003
4th Quarter	$31.58	$25.91	$0.13
3rd Quarter	27.93	22.25	0.13
2nd Quarter	23.44	19.38	0.13
1st Quarter	24.78	19.90	0.13
      As of December 31, 2004 there were 15,326,236 shares of common stock outstanding which were held by approximately 6,993 holders of record. The closing price of the Company’s stock on December 31, 2004 was $33.75. Such number of record holders does not reflect the number of persons or entities holding stock in nominee name through banks, brokerage firms and other nominees.
      During the three months ended December 31, 2004 the Company did not repurchase any of its common stock. The Company currently does not have a stock repurchase plan.

Item 6.	Selected Consolidated Financial and Other Data
      The selected consolidated financial and other data of the Company set forth below does not purport to be complete and should be read in conjunction with, and is qualified in its entirety by, the more detailed information, including the Consolidated Financial Statements and related notes, appearing elsewhere herein.

	As of or For the Years Ended December 31,

	2004	2003	2002	2001	2000

	(Dollars in thousands, except per share data)
Financial Condition Data:
Securities available for sale	$680,286	$527,507	$501,828	$569,288	$387,476
Securities held to maturity	107,967	121,894	149,071	132,754	195,416
Loans	1,916,358	1,581,135	1,431,602	1,298,938	1,184,764
Allowance for loan losses	25,197	23,163	21,387	18,190	15,493
Total assets	2,943,926	2,436,755	2,285,372	2,199,188	1,949,976
Total deposits	2,060,235	1,783,338	1,688,732	1,581,618	1,489,222
Total borrowings	655,161	415,369	362,155	387,077	275,043
Corporation-obligated manditorily redeemable Trust Preferred Securities	—	47,857	47,774	75,329	51,318
Stockholders’ equity	210,743	171,847	161,242	133,261	114,712
Non-performing loans	2,702	3,514	3,077	3,015	4,414
Non-performing assets	2,702	3,514	3,077	3,015	4,414
Operating Data:
Interest income	$134,613	$128,306	$140,825	$145,069	$127,566
Interest expense	36,797	32,533	40,794	54,478	55,419
Net interest income	97,816	95,773	100,031	90,591	72,147
Provision for loan losses	3,018	3,420	4,650	4,619	2,268
Non-interest income	28,355	27,794	22,644	20,760	16,418
Non-interest expenses	77,691	73,827	75,625	68,529	59,374
Minority interest expense	1,072	4,353	5,041	5,666	5,319
Net income	30,767	26,431	25,066	22,052	15,190
Net income available to common shareholders	30,767	26,431	23,561	22,052	15,190
Per Share Data:
Net income — Basic	$2.06	$1.82	$1.63	$1.54	$1.07
Net income — Diluted	2.03	1.79	1.61	1.53	1.06
Cash dividends declared	0.56	0.52	0.48	0.44	0.40
Book value(1)	13.75	11.75	11.15	9.30	8.05
Tangible book value per share(2)	10.01	9.27	8.64	6.77	5.31
Operating Ratios:
Return on average assets(3)	1.13%	1.11%	1.12%	1.07%	0.88%
Return on average equity(3)	16.27%	15.89%	17.26%	17.42%	14.58%
Net interest margin (FTE)	3.95%	4.40%	4.88%	4.84%	4.60%
Equity to Assets	7.16%	7.05%	7.06%	6.06%	5.88%
Dividend payout ratio	27.23%	28.64%	27.67%	28.57%	37.58%
Asset Quality Ratios:
Nonperforming loans as a percent of gross loans	0.14%	0.22%	0.21%	0.23%	0.37%
Nonperforming assets as a percent of total assets	0.09%	0.14%	0.13%	0.14%	0.23%
Allowance for loan losses as a percent of total loans	1.31%	1.46%	1.49%	1.40%	1.31%
Allowance for loan losses as a percent of nonperforming loans	932.53%	659.16%	695.06%	603.32%	351.00%
Total allowance for loan losses as a percent of total loans(4)	1.31%	1.46%	1.53%	1.46%	1.42%
Total allowance for loan losses as a percent of nonperforming loans(4)	932.53%	659.16%	711.89%	630.18%	382.15%
Capital Ratios:
Tier 1 leverage capital ratio	7.06%	7.60%	7.10%	6.31%	5.86%
Tier 1 risk-based capital ratio	10.19%	11.00%	10.37%	9.24%	8.50%
Total risk-based capital ratio	11.44%	12.25%	11.68%	12.96%	10.97%

(1)	Calculated by dividing total stockholders’ equity by the net outstanding shares as of the end of each period.

(2)	Calculated by dividing stockholders’ equity less goodwill and core deposit intangible by the net outstanding shares as of the end of each period.

(3)	Calculated using net income which excludes the write-off of trust preferred issuance costs.

(4)	Including credit quality discount for the years 2000 through 2002.

      See Item 8. Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note (1) Summary of Significant Accounting Policies, Goodwill and Note (10) Goodwill and Intangible Assets, for information related to the Company’s acquisitions and adoption of Statement of Financial Accounting Standards (“SFAS”) No. 147 “Acquisitions of Certain Financial Institutions”, and Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46 “Consolidation of Variable Interest Entities — an Interpretation of Accounting Research Bulletin No. 51” for information related to the Company’s adoption of Fin No. 46R which affects the comparability of the information reflected in the selected financial data.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      Independent Bank Corp. (the “Company”) is a state chartered, federally registered bank holding company headquartered in Rockland, Massachusetts and was incorporated in 1986. The Company is the sole stockholder of Rockland Trust Company (“Rockland” or “the Bank”), a Massachusetts trust company chartered in 1907. The Company also owns 100% of the common stock of Independent Capital Trust III (“Trust III”) and Independent Capital Trust IV (“Trust IV”), each of which have issued trust preferred securities to the public. As of March 31, 2004, Trust III and Trust IV are no longer included in the Company’s consolidated financial statements (see discussion in Recent Accounting Pronouncements Fin No. 46 within Item 7 hereof). The Bank’s subsidiaries consist of two Massachusetts securities corporations, RTC Securities Corp. I and RTC Securities Corp. X; Taunton Avenue Inc.; and Rockland Trust Community Development LLC. Taunton Avenue Inc. was formed in May 2003 to hold loans, industrial development bonds and other assets. Rockland Trust Community Development LLC was formed in August 2003 to make loans and to provide financial assistance to qualified businesses and individuals in low-income communities in accordance with New Markets Tax Credit Program criteria. All material intercompany balances and transactions have been eliminated in consolidation. The following should be read in conjunction with the Consolidated Financial Statements and related notes thereto.
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
      Allowance for Loan Losses: Arriving at an appropriate level of allowance for loan losses involves a high degree of judgment. The Company’s allowance for loan losses provides for probable losses based upon evaluations of known and inherent risks in the loan portfolio. Management uses historical information to assess the adequacy of the allowance for loan losses as well as the prevailing business environment; as it is affected by changing economic conditions and various external factors, which may impact the portfolio in ways currently unforeseen. The allowance is increased by provisions for loan losses and by recoveries of loans previously charged-off and reduced by loans charged-off. For a full discussion of the Company’s methodology of assessing the adequacy of the allowance for loan losses, see the Allowance for Loan Loss and Provision for Loan Loss sections within the Management’s Discussion and Analysis of Financial Condition and Results of Operation to follow.
      Income Taxes: The Company estimates income tax expense based on the amount it expects to owe various tax authorities. Taxes are discussed in more detail in Note 11 of the Consolidated Financial Statements. Accrued taxes represent the net estimated amount due to or to be received from taxing authorities. In estimating accrued taxes, management assesses the relative merits and risks of the appropriate tax treatment of transactions taking into account statutory, judicial and regulatory guidance in the context of our tax position. Although the Company uses available information to record accrued income taxes, underlying estimates and assumptions can change over time as a result of unanticipated events or circumstances such as changes in tax laws influencing the Company’s overall tax position.
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
      The Company reported record financial results in 2004 despite a flattening yield curve and the costs associated with implementing numerous strategic initiatives. 2004 proved to be a year of many significant accomplishments which management is confident will serve to enhance the Company’s performance in years to come.
     2004 Significant Accomplishments

•	successfully rolled-out a new consumer deposit product set and refocused on better serving the municipal deposit market,

•	acquired and successfully integrated Falmouth Bancorp, Inc.,

•	implemented a new business banking model designed to improve our penetration of the smaller business banking market,

•	invested in additional new business development capabilities and process improvements within commercial lending,

•	continued investment in the Company’s residential lending unit to provide for a greater breadth of products to our customers with a greater level of expertise,

•	opened new branches in the North Attleboro and Taunton/ Raynham markets and closed five less desirable locations,

•	completed a sales coaching and sales training program designed to improve deposit and other revenue generation from our branch network,

•	increased advertising and business development to position the Company to take full advantage of near term in-market turmoil resulting from recent merger and acquisition activity,

•	obtained an award from the U.S. Treasury of New Markets Tax Credit that will significantly enhance our ability to make loans and to provide financial assistance to qualified businesses and individuals in low-income communities throughout our market.
      In 2004, as compared to 2003, the Company experienced compression in its net interest margin, some of which began to reverse in the second half of 2004. The compression in the first half of 2004 was driven by two factors. First, existing fixed rate assets were being replaced with new assets being priced in a lower rate environment. Second, demand for deposits and therefore competitive pricing for deposits began to increase. However, in the second half of 2004 the Company benefited from a continued focus on adjustable rate lending as the Federal Reserve began to raise rates thus repricing adjustable rate loans higher, resulting in a modest expansion in the net interest margin.

      The following shows the trend of the Net Interest Margin for the 2002 — 2004 period:
Quarterly Net Interest Margin*
(Fully Taxable Equivalent)
     *The net interest margin of the Company was negatively impacted by 0.13% for the full year due to the adoption of Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46R “Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51” (see Recent Accounting Pronouncements, Fin No. 46 in Item 7 hereof) effective March 31, 2004. The net interest margin for prior periods shown above have not been adjusted to reflect the adoption of this interpretation.
     During this historically low interest rate environment, management has focused greater effort, as shown below, on the origination of variable and adjustable rate loans.
      The following represents the change in mix of variable rate loans and fixed rate loans from 2002 through 2004:
Mix of Variable and Fixed Rate Loans

(1)	Includes fixed rate commercial real estate loans, the majority of which reprice after 5 years.
      This emphasis on adjustable lending resulted in a modest expansion in the Company’s net interest margin in the second half of 2004, from a low of 3.84% in the second quarter to 3.96% in the fourth quarter of the year. Following increases in Fed Funds and the prime rate, the Company was able to increase the yield on interest bearing assets, without a corresponding increase in the cost of deposits.

      The following shows the historical prime lending rate from 2002 though 2004.
Historical Prime Lending Rate
Source: Bloomberg LP
     Net interest income increased $2.0 million during 2004 as compared to 2003, despite a reduction in the net interest margin, primarily as a result of strong loan growth during the year.
      To diversify earnings and mitigate the impact to the net interest margin compression the Company focuses on non-interest income opportunities. During 2004 service charges on deposit accounts increased by $936,000, or 8.2%, as compared to 2003 as a result of the strong growth in core deposits experienced during the year. This increase was offset however in mortgage banking income, which experienced a decline of $1.7 million, or 37.9%, as a result of the inevitable slowdown in the refinance market experienced during 2004. Management believes that despite the downturn in mortgage banking income in 2004, the retooling that has taken place in the residential lending division will better position the Company to focus on the purchase mortgage market going forward. Investment management services income increased by $343,000, or 7.9%, attributable to the growth in managed assets. Total non-interest income, excluding securities gains and the gain recognized from the sale of a branch, decreased by $24,000.
      Non-interest expense increased by $3.9 million, or 5.2%, for the year ended December 31, 2004, respectively, as compared to the prior year. Salaries and employee benefits increased by $3.4 million, or 8.2%, for the year ended December 31, 2004, as compared to the prior year partially reflecting additions to staff to support continued growth as well as increased pension and medical expenses, partially offset by lower incentive compensation. Other non-interest expenses increased by $1.6 million, or 9.2%, for the year ended December 31, 2004 as compared to the prior year. The increase in other non-interest expenses is primarily attributable to expenditures associated with the Company’s key business initiatives.
      The Company estimates that the total cost associated with its business initiatives was approximately $2.1 million in 2004. In addition, advertising and business development increased by $739,000 in 2004 compared to 2003 to support the aforementioned business initiatives and capitalize on market changes due to merger and acquisition activity.
      Looking ahead to 2005, the Company expects the net interest margin to contract modestly to 3.85% for the year. The additional margin compression is a result of an anticipated increase in funding costs and the run-off of deferred gains on sales of interest rate swaps that were amortized into interest income on home equity loans. Management plans to mitigate the impact of net interest margin compression through continued prudent asset growth, increasing deposit originations, generating growth in non-interest income, and non-interest expense control. Additionally, there are a number of initiatives that are expected to contribute to 2005 and beyond. The Company’s success in 2005 will be predicated upon the disciplined execution and the careful monitoring of the Strategic Plan that has been put in place.
      The Strategic Plan includes:

•	Significantly improve and expand our business development across all business units and channels.

•	Improve the customer experience through:

•	The development, measurement and continuous improvement upon service standards

•	Improved product offerings

•	Improving the appearance of the branch network

•	Enhance our colleague capital through training and development.

•	Build and leverage an enhanced information infrastructure and analysis capability designed to better understand:

•	Customer and product contribution

•	The effectiveness of direct mail campaigns

•	Consumer credit losses

•	Improve the efficiency and effectiveness with which we operate by leveraging the additional functionality of our core system provider and examining the efficiency of our branch network.

•	Continued focus on compliance and risk management.
      The year 2004 was about strengthening the Company’s foundation. Year 2005 will be about refining and leveraging what we have developed, and relentlessly executing our strategies.
Financial Position
      The Company’s total assets increased by $507.2 million, or 21%, from $2.4 billion at December 31, 2003 to $2.9 billion at December 31, 2004. Total average assets were $2.7 billion and $2.4 billion in 2004 and 2003, respectively. These increases were primarily due to growth in securities and loans. Total liabilities, minority interest in subsidiaries, and stockholders’ equity increased by $507.2 million in 2004, primarily due to a growth in core deposits. During 2004, the Company completed the acquisition of Falmouth Bancorp, Inc., parent of Falmouth Co-Operative Bank (“Falmouth”) resulting in total assets acquired of $158.4 million, total liabilities assumed of $141.6 million, or $16.8 million of net assets. The acquisition contributed to many of the balance variances discussed below. Large variances will be specifically addressed, otherwise for more insight into the acquisition see Acquisition within Managements’ Discussion and Analysis hereof.
      Loan Portfolio At December 31, 2004, the Bank’s loan portfolio amounted to $1.9 billion, an increase of $335.2 million, or 21.2%, from year-end 2003. This increase was primarily in real estate loans, both commercial and residential, which increased $99.7 million, or 15.6% and $110.6 million, or 33.0%, respectively, and consumer loans which in total increased $119.2 million or 27.4%.
      In accordance with governing banking statutes, Rockland is permitted, with certain exceptions, to make loans and commitments to any one borrower, including related entities, in the aggregate amount of not more than 20% of the Bank’s stockholders’ equity, or $51.4 million at December 31, 2004. Notwithstanding the foregoing, the Bank has established a more restrictive limit of not more than 75% of the Bank’s legal lending limit, or $38.6 million at December 31, 2004, which may only be exceeded with the approval of the Board of Directors. There were no borrowers whose total indebtedness in aggregate exceeded $38.6 million as of December 31, 2004.

      The following table sets forth information concerning the composition of the Bank’s loan portfolio by loan type at the dates indicated.
Table 2 — Loan Portfolio Composition

	At December 31,

	2004		2003		2002		2001		2000

	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Commercial and Industrial	$176,945	9.2%	$171,230	10.8%	$151,591	10.6%	$151,287	11.6%	$134,227	11.3%
Commercial Real Estate	613,300	32.0%	564,890	35.7%	511,102	35.7%	463,052	35.6%	442,120	37.3%
Commercial Construction	126,632	6.6%	75,380	4.8%	49,113	3.4%	39,707	3.1%	34,708	3.0%
Residential Real Estate	427,556	22.3%	324,052	20.5%	281,452	19.7%	229,123	17.6%	161,675	13.7%
Residential Construction	7,316	0.4%	9,633	0.6%	10,258	0.7%	7,501	0.6%	10,630	0.8%
Residential Loans Held for Sale(1)	10,933	0.6%	1,471	0.1%	—	0.0%	—	0.0%	—	0.0%
Consumer — Home Equity	194,458	10.2%	132,629	8.4%	109,122	7.6%	93,492	7.2%	74,320	6.3%
Consumer — Auto	283,964	14.8%	240,504	15.2%	265,690	18.6%	268,614	20.7%	280,254	23.6%
Consumer — Other	75,254	3.9%	61,346	3.9%	53,274	3.7%	46,162	3.6%	46,830	4.0%

Gross Loans	1,916,358	100.0%	1,581,135	100.0%	1,431,602	100.0%	1,298,938	100.0%	1,184,764	100.0%

Allowance for Loan Losses	25,197		23,163		21,387		18,190		15,493

Net Loans	$1,891,161		$1,557,972		$1,410,215		$1,280,748		$1,169,271

(1)	2002 - 2000 Residential Loans Held for Sale are classified within Residential Real Estate
      At December 31, 2004, $176.9 million, or 9.2%, of the Bank’s gross loan portfolio consisted of commercial and industrial loans, compared to $171.2 million, or 10.8%, at December 31, 2003. The Bank’s commercial revolving lines of credit generally are for the purpose of providing working capital to borrowers and may be secured or unsecured. At December 31, 2004, the Bank had $87.7 million outstanding under commercial revolving lines of credit compared to $76.5 million at December 31, 2003 and $126.6 million of unused commitments under such lines at December 31, 2004 compared to $116.8 million in the prior year. As of December 31, 2004, the Bank had $7.1 million in outstanding commitments pursuant to standby letters of credit compared to $6.2 million at December 31, 2003. Floor plan loans, which are included in commercial and industrial loans, and are secured by the automobiles, boats, or other vehicles constituting the dealer’s inventory, amounted to $17.1 million as of December 31, 2004 compared to $23.9 million at the prior year-end.
      Real estate loans totaling $1.2 billion comprised 61.9% of gross loans at December 31, 2004, as compared to $975.4 million or 61.7% of gross loans at December 31, 2003. The Bank’s real estate loan portfolio included $613.3 million in commercial real estate loans at December 31, 2004. This category has reflected increases over the last year of $48.4 million, or 8.6%. Commercial construction of $126.6 million increased by $51.3 million, or 68.0% compared to year-end 2003. Residential real estate loans, including residential loans held for sale, which were $438.5 million at year-end 2004, increased $113.0 million, or 34.7%, in 2004. During 2004, the Bank sold $145.0 million of the current production of residential mortgages as part of its overall asset/liability management. Residential loans of $53.9 million acquired from Falmouth contributed to this increase.
      Consumer loans primarily consist of automobile, home equity, and other consumer loans. As of December 31, 2004, $553.7 million, or 28.9%, of the Bank’s gross loan portfolio, consisted of consumer loans compared to $434.5 million, or 27.5%, of the Bank’s gross loans at December 31, 2003. Consumer home equity loans of $194.5 million, increased $61.8 million, or 46.6%, in 2004 and represented 35% of the total consumer loan portfolio. As of December 31, 2004 and 2003, automobile loans, which make up the majority of the Bank’s consumer loans, were $284.0 million, representing 51.3%, and $240.5 million, representing 55.4%, respectively, of the Bank’s consumer loan portfolio. As of December 31, 2004, other consumer loans amounted to $75.3 million compared to $61.3 million as December 31, 2003. These loans were largely constituted by loans secured by recreational vehicles, motor homes, boats, mobile homes, and motorcycles and cash reserve loans.
      Cash reserve loans are designed to afford the Bank’s customers overdraft protection. Cash reserve loans are made pursuant to previously approved unsecured cash reserve lines of credit. The rate on these loans is subject to change due to market conditions. As of December 31, 2004 and 2003, $20.6 million had been committed to but was unused under cash reserve lines of credit.
      Home equity loans may be made as a term loan or under a revolving line of credit secured by a first or second mortgage on the borrower’s residence. As of December 31, 2004, there were $162.9 million in unused commitments under revolving home equity lines of credit compared to $112.2 million at December 31, 2003.
      The following table sets forth the scheduled contractual amortization of the Bank’s loan portfolio at December 31, 2004. Loans having no schedule of repayments or no stated maturity are reported as due in one year or less. The following table also sets forth the rate structure of loans scheduled to mature after one year.
Table 3 — Scheduled Contractual Loan Amortization At December 31, 2004

		Real Estate	Commercial	Real Estate	Residential	Residential	Consumer	Consumer	Consumer
	Commercial	Commercial	Construction	Residential	Held for Sale	Construction	Home Equity	Auto	Other	Total

	(Dollars in thousands)
Amounts due in:
One year or less	$123,275	$78,382	$44,243	$15,973	$10,933	$1,073	$3,267	$87,704	$38,385	$403,235
After one year through five years	43,846	409,382	48,427	71,474			10,856	191,544	17,008	792,537
Beyond five years	9,824	125,536	33,962	340,109	—	6,243	180,335	4,716	19,861	720,586

Total	$176,945	$613,300	$126,632	$427,556	$10,933	$7,316	$194,458	$283,964	$75,254	$1,916,358

Interest rate terms on amounts due after one year:
Fixed Rate	$29,472	$445,082	$29,349	$171,462	$0	$688	$26,487	$196,260	$36,869	$935,669
Adjustable Rate	24,198	89,836	53,040	240,121	0	5,555	164,704	—	—	577,454
      As of December 31, 2004, $191,000 of loans scheduled to mature within one year were nonperforming.
      Generally, the actual maturity of loans is substantially shorter than their contractual maturity due to prepayments and, in the case of real estate loans, due-on-sale clauses, which generally gives the Bank the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells the property subject to the mortgage and the loan is not repaid. The average life of real estate loans tends to increase when current real estate loan rates are higher than rates on mortgages in the portfolio and, conversely, tends to decrease when rates on mortgages in the portfolio are higher than current real estate loan rates. Under the latter scenario, the weighted average yield on the portfolio tends to decrease as higher yielding loans are repaid or refinanced at lower rates. Due to the fact that the Bank may, consistent with industry practice, “roll over” a significant portion of commercial and commercial real estate loans at or immediately prior to their maturity by renewing the loans on substantially similar or revised terms, the principal repayments actually received by the Bank are anticipated to be significantly less than the amounts contractually due in any particular period. In addition, a loan, or a portion of a loan, may not be repaid due to the borrower’s inability to satisfy the contractual obligations of the loan.
      Residential mortgage loans originated for sale are classified as held for sale. These loans are specifically identified and carried at the lower of aggregate cost or estimated market value. Forward commitments to sell residential real estate mortgages are contracts that the Bank enters into for the purpose of reducing the market risk associated with originating loans for sale should interest rates change. Forward commitments to sell as well as commitments to originate rate-locked loans are recorded at fair value.
      During 2004 and 2003, the Bank originated residential loans with the intention of selling these loans in the secondary market. Loans are sold both with servicing rights released and servicing rights retained. Loans originated and sold with servicing rights released were $110.4 million and $13.9 million in 2004 and 2003, respectively. Loans originated and sold with servicing rights retained were $34.6 million and $245.7 million in 2004 and 2003, respectively.
      The principal balance of loans serviced by the Bank on behalf of investors amounted to $392.0 million at December 31, 2004 and $398.9 million at December 31, 2003. The fair value of the servicing rights associated with these loans was $3.3 million and $3.2 million as of December 31, 2004 and 2003, respectively.
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
      The following table sets forth a summary of certain delinquency information as of the dates indicated:
Table 4 — Summary of Delinquency Information

	At December 31, 2004				At December 31, 2003

	60-89 days		90 days or more		60-89 days		90 days or more

	Number	Principal	Number	Principal	Number	Principal	Number	Principal
	of Loans	Balance	of Loans	Balance	of Loans	Balance	of Loans	Balance

	(Dollars in thousands)
Real Estate Loans:
Residential	3	$764	4	$173	6	$721	—	$—
Residential Construction	—	—	—	—	—	—	—	—
Commercial	1	188	2	227	—	—	—	—
Commercial Construction	—	—	—	—	—	—	2	691
Commercial and Industrial Loans	2	141	5	230	3	201	6	922
Consumer — Home Equity	—	—	—	—	—	—	—	—
Consumer — Auto and Other	76	626	98	603	84	640	79	611

Total	82	$1,719	109	$1,233	93	$1,562	87	$2,224

      Nonaccrual Loans As permitted by banking regulations, consumer loans and home equity loans past due 90 days or more continue to accrue interest. In addition, certain commercial and real estate loans that are more than 90 days past due may be kept on an accruing status if the loan is well secured and in the process of collection. As a general rule, a commercial or real estate loan more than 90 days past due with respect to principal or interest is classified as a nonaccrual loan. Income accruals are suspended on all nonaccrual loans and all previously accrued and uncollected interest is reversed against current income. A loan remains on nonaccrual status until it becomes current with respect to principal (and in certain instances remains current for up to three months) and interest, when the loan is liquidated, or when the loan is determined to be uncollectible and is charged-off against the allowance for loan losses.
      Nonperforming Assets Nonperforming assets are comprised of nonperforming loans, nonperforming securities and Other Real Estate Owned (“OREO”). Nonperforming loans consist of loans that are more than 90 days past due but still accruing interest and nonaccrual loans. OREO includes properties held by the Bank as a result of foreclosure or by acceptance of a deed in lieu of foreclosure. As of December 31, 2004, nonperforming assets totaled $2.7 million, a decrease of $812,000 or 23.1%, from the prior year-end. Nonperforming assets represented 0.09% of total assets for the year ending December 31, 2004 and 0.14% for the year ending December 31, 2003. There were no OREO or nonperforming securities for the periods ended December 31, 2004 or December 31, 2003.
      The following table sets forth information regarding nonperforming assets held by the Bank at the dates indicated.
Table 5 — Nonperforming Assets

	At December 31,

	2004	2003	2002	2001	2000

	(Dollars in thousands)
Loans past due 90 days or more but still accruing
Consumer Installment	$72	$128	$220	$167	$126
Consumer Other	173	28	41	341	78

Total	$245	$156	$261	$508	$204

Loans accounted for on a nonaccrual basis(1)
Commercial & Industrial	334	971	300	505	183
Real Estate — Commercial Mortgage	227	691	1,320	618	1,085
Real Estate — Residential Mortgage	1,193	926	533	848	2,279
Consumer Installment	703	770	663	536	663

Total	$2,457	$3,358	$2,816	$2,507	$4,210

Total nonperforming loans	$2,702	$3,514	$3,077	$3,015	$4,414

Total nonperforming assets	$2,702	$3,514	$3,077	$3,015	$4,414

Restructured loans	$416	$453	$497	$503	$657

Nonperforming loans as a percent of gross loans	0.14%	0.22%	0.21%	0.23%	0.37%

Nonperforming assets as a percent of total assets	0.09%	0.14%	0.13%	0.14%	0.23%

(1)	There were no restructured, nonaccruing loans at December 31, 2004, 2003 and 2002. In 2001 and 2000 there were $0.1 million and $0.2 million, respectively, of restructured nonaccruing loans.
      In the course of resolving nonperforming loans, the Bank may choose to restructure the contractual terms of certain commercial and real estate loans. Terms may be modified to fit the ability of the borrower to repay in line with its current financial status. It is the Bank’s policy to maintain restructured loans on nonaccrual status for approximately six months before management considers its return to accrual status. At December 31, 2004, the Bank had $416,000 of restructured loans. At December 31, 2004, the Bank had four potential problem loan relationships not included in nonperforming loans with an outstanding balance of $10.7 million. At December 31, 2003, the Bank had two potential problem loans not included in nonperforming loans with an outstanding balance of $3.3 million. Potential problem loans are any loans, which are not included in nonaccrual or non-performing loans and which are not considered troubled debt restructures, where known information about possible credit problems of the borrowers causes management to have concerns as to the ability of such borrowers to comply with present loan repayment terms.
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
      Interest income that would have been recognized for the years ended December 31, 2004, 2003 and 2002, if nonperforming loans at the respective dates had been performing in accordance with their original terms approximated $312,000, $210,000, and $227,000, respectively. The actual amount of interest that was collected on these nonaccrual and restructured loans during each of those periods and included in interest income was approximately $140,000, $261,000, and $194,000, respectively.
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
      Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual, consumer, or residential loans for impairment disclosures. At December 31, 2004, impaired loans include all commercial real estate loans and commercial and industrial loans on nonaccrual status and restructured loans. Total impaired loans at December 31, 2004 and 2003 were $2.6 million and $2.1 million, respectively.
      Allowance for Loan Losses While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on increases in nonperforming loans, changes in economic conditions, or for other reasons. Various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Federal Reserve regulators examined the Company in the third quarter of 2004 and the Bank was most recently examined by the Federal Deposit Insurance Corporation, “FDIC”, in the first quarter of 2004. No additional provision for loan losses was required as a result of these examinations.
      The allowance for loan losses is maintained at a level that management considers adequate to provide for probable loan losses based upon evaluation of known and inherent risks in the loan portfolio. The allowance is increased by provisions for loan losses and by recoveries of loans previously charged-off and reduced by loans charged-off. Additionally, in 2004 the Bank’s allowance increased by $870,000 upon acquisition of Falmouth Bankcorp, Inc. This increase represents management’s estimate of potential inherent losses in the acquired portfolio.
      The Bank’s total allowances for loan losses was $25.2 million at December 31, 2004, compared to $23.2 million at December 31, 2003.

      The following table summarizes changes in the allowance for loan losses and other selected statistics for the periods presented:
Table 6 — Summary of Changes in the Allowance for Loan Losses

	Year Ending December 31,

	2004	2003	2002	2001	2000

	(Dollars in thousands)
Average total loans	$1,743,844	$1,512,997	$1,345,720	$1,237,230	$1,086,608

Allowance for loan losses, beginning of year	$23,163	$21,387	$18,190	$15,493	$14,958
Charged-off loans:
Commercial and industrial	181	195	134	144	207
Commercial real estate	—	—	—	—	—
Residential real estate	—	—	—	63	13
Commercial construction	—	—	—	—	—
Residential construction	—	—	—	—	—
Consumer installment	2,089	1,938	1,958	2,115	2,078
Consumer other	329	196	373	404	278

Total charged-off loans	2,599	2,329	2,465	2,726	2,576

Recoveries on loans previously charged-off:
Commercial and industrial	214	283	628	194	265
Commercial real estate	2	2	2	71	125
Residential real estate	30	—	—	—	1
Commercial construction	—	—	—	—	—
Residential construction	—	—	—	—	—
Consumer installment	372	321	286	447	445
Consumer other	127	79	96	92	7

Total recoveries	745	685	1,012	804	843

Net loans charged-off	1,854	1,644	1,453	1,922	1,733
Allowance related to business combinations	870	—	—	—	—
Provision for loan losses	3,018	3,420	4,650	4,619	2,268

Allowance for loan losses, end of period	$25,197	$23,163	$21,387	$18,190	$15,493

Credit quality discount on acquired loans(1)	—	—	518	810	1,375
Total allowances for loan losses, end of year	$25,197	$23,163	$21,905	$19,000	$16,868

Net loans charged-off as a percent of average total loans	0.11%	0.11%	0.11%	0.16%	0.16%
Allowance for loan losses as a percent of total loans	1.31%	1.46%	1.49%	1.40%	1.31%
Allowance for loan losses as a percent of nonperforming loans	932.53%	659.16%	695.06%	603.32%	351.00%
Total allowances for loan losses as a percent of total loans (including credit quality discount)	1.31%	1.46%	1.53%	1.46%	1.42%
Total allowance for loan losses as a percent of nonperforming loans (including credit quality discount)	932.53%	659.16%	711.89%	630.18%	382.15%
Net loans charged-off as a percent of allowance for loan losses	7.36%	7.10%	6.79%	10.57%	11.19%
Recoveries as a percent of charge-offs	28.66%	29.41%	41.05%	29.49%	32.73%

(1)	The Bank established a separate credit quality discount in 2000 as a reduction of the loan balances acquired from FleetBoston Financial. The credit quality discount was fully utilized by 2003.
      The allowance for loan losses is allocated to various loan categories as part of the Bank’s process of evaluating the adequacy of the allowance for loan losses. Allocated allowances increased by approximately

$2.2 million to $22.4 million at December 31, 2004, with increases shown in each of the various loan portfolio components except commercial and industrial loans, which decreased in 2004. Increased amounts of allowance were allocated to six major portfolio components: commercial real estate, real estate construction, residential real estate, consumer home equity, consumer auto and consumer other. The increased amounts allocated to these portfolio components represented substantially all of the increase in the allocated allowance amounts, as compared to the amounts shown at December 31, 2003.
      The decrease in the amount of allowance allocated to the commercial and industrial portfolio component is attributed to the re-categorization of certain loan balances and to portfolio turnover. Additionally, those loan balances in certain commercial and industrial loan groupings that have been repaid were replaced by newly originated loan balances that have been placed into other loan groupings within this portfolio component that require different levels of allocated allowance based upon the ascertainable risk characteristics of those loans.
      The increase in the amount of allowance allocated to the commercial real estate portfolio component is due to loan balance growth within this portfolio component attributed to new loan origination and, to a certain extent, the Falmouth acquisition. Loan balances outstanding in this portfolio component, at December 31, 2004, increased by 8.6%, while the amount of allowance allocated to this portfolio component grew by 7.7%, as compared to those respective amounts shown at December 31, 2003. The amount of allowance allocated reflects concerted increases in loan balances distributed among certain loan groupings within commercial real estate that require different levels of allocated allowance based upon the ascertainable risk characteristics of those loans.
      The increase in the amount of allowance allocated to the real estate construction portfolio component is due to loan balance growth within this portfolio component attributed to new loan origination. Loan balances outstanding in this portfolio component, at December 31, 2004, increased by 57.6%, while the corresponding amount of allowance allocated increased by 109.1%, as compared to those respective amounts shown at December 31, 2003. The amount of allowance allocated within the real estate — construction portfolio component reflects loan balance growth distributed among certain loan groupings within this portfolio component that require different levels of allocated allowance based upon the ascertainable risk characteristics of those loans.
      The increase in the amount of allowance allocated to the residential real estate portfolio component is due to growth in this loan portfolio attributed to new loan origination and, to a certain extent, the Falmouth acquisition. Outstanding balances at December 31, 2004 in this loan category, excluding construction loans, grew by 34.7% as compared to the amount shown at December 31, 2003.
      The increase in the amount of allowance allocated to the consumer home equity portfolio component is due to growth in this loan portfolio attributed to new loan origination and, to a certain extent, the Falmouth acquisition. Outstanding balances at December 31, 2004 in this loan category grew by 46.6% as compared to the amount shown at December 31, 2003.
      The increase in the amount of allowance allocated to the consumer auto loan portfolio component reflects 18.1% growth in loan balances, which was led by the indirect financing subsets of this portfolio component.
      The increase in the amount of allowance allocated to the consumer other loan portfolio component reflects 22.7% growth in loan balances as compared to those balances shown at December 31, 2003. This loan grouping is comprised of other consumer loan product types including non-auto installment loans, overdraft lines and other credit line facilities.

      The following table summarizes the allocation of the allowance for loan losses for the years indicated:
Table 7 — Summary of Allocation of Allowance for Loan Losses

	At December 31,

	2004		2003		2002			2001			2000

		Percent of		Percent of			Percent of			Percent of			Percent of
		Loans In		Loans In			Loans In			Loans In			Loans In
		Category		Category		Credit	Category		Credit	Category		Credit	Category
	Allowance	To Total	Allowance	To Total	Allowance	Quality	To Total	Allowance	Quality	To Total	Allowance	Quality	To Total
	Amount	Loans	Amount	Loans	Amount	Discount	Loans	Amount	Discount	Loans	Amount	Discount	Loans

	(Dollars in thousands)
Allocated Allowance:
Commercial and Industrial	$3,719	9.2%	$4,653	10.8%	$3,435	$10	10.6%	$3,036	$27	11.6%	$2,807	$52	11.3%
Commercial Real Estate	10,346	32.0%	9,604	35.7%	7,906	419	35.7%	6,751	635	35.7%	6,851	1,095	37.3%
Real Estate Construction	2,905	7.0%	1,389	5.4%	1,196	—	4.1%	1,152	—	3.6%	597	5	3.8%
Real Estate Residential	659	22.9%	488	20.6%	422	—	19.7%	343	—	17.6%	242	—	13.7%
Consumer Home Equity	583	10.2%	398	8.4%	304	63	7.6%	247	106	7.2%	121	161	6.3%
Consumer Auto	2,839	14.8%	2,399	15.2%	2,623	22	18.6%	2,638	38	20.7%	1,484	54	23.6%
Consumer Other	1,357	3.9%	1,244	3.9%	1,073	4	3.7%	983	6	3.6%	820	7	4.0%
Imprecision Allowance	2,789	NA	2,988	NA	4,428	—	NA	3,040	—	NA	2,571	—	NA

Total Allowance for Loan Losses	$25,197	100.0%	$23,163	100.0%	$21,387	$518	100.0%	$18,190	$810	100.0%	$15,493	$1,375	100.0%

      Allocated allowance for loan losses are determined using both a formula-based approach applied to groups of loans and an analysis of certain individual loans for impairment.
      The formula-based approach evaluates groups of loans to determine the allocation appropriate within each portfolio segment. Individual loans within the commercial and industrial, commercial real estate and real estate construction loan portfolio segments are assigned internal risk ratings to group them with other loans possessing similar risk characteristics. The level of allowance allocable to each group of risk-rated loans is then determined by management applying a loss factor that estimates the amount of probable loss inherent in each category. The assigned loss factor for each risk rating is a formula-based assessment of historical loss data, portfolio characteristics, economic trends, overall market conditions, past experience and management’s analysis of considerations of probable loan loss based on these factors.
      A similar formula-based approach, using a point-in-time credit grade distribution, was developed to evaluate the consumer installment segment of the loan portfolio. This method was developed in response both to the significance of the balance and the seasoning of this segment of the portfolio which has allowed for a more analytical overview of its inherent risk characteristics. This method has been combined with subjective factors, which reflect changing environmental conditions in the consumer installment loan market.
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
      The other method used to allocate allowances for loan losses entails the assignment of allowance amounts to individual loans on the basis of loan impairment. Certain loans are evaluated individually and are judged to be impaired when management believes it is probable that the Bank will not collect all of the contractual interest and principal payments as scheduled in the loan agreement. Under this method, loans are selected for evaluation based upon a change in internal risk rating, occurrence of delinquency, loan classification or non-accrual status. A specific allowance amount is allocated to an individual loan when such loan has been deemed impaired and when the amount of a probable loss is able to be estimated on the basis of: (a.) fair value of collateral, (b.) present value of anticipated future cash flows or (c.) the loan’s observable fair market price. Loans with a specific allowance and the amount of such allowance totaled $1.1 million and $400,000, respectively at December 31, 2004 and $903,000 and $450,000, respectively, at December 31, 2003.

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
      Due to the imprecise nature of the loan loss estimation process and ever changing conditions, these risk attributes may not be adequately captured in data related to the formula-based loan loss components used to determine allocations in the Bank’s analysis of the adequacy of the allowance for loan losses. Management, therefore, has established and maintains an imprecision allowance for loan losses. The amount of this measurement imprecision allocation was $2.8 million at December 31, 2004, compared to $3.0 million at December 31, 2003.
      Management has decreased the measurement imprecision allocation primarily based upon its assessment of the effects of changing economic conditions on borrowers in its loan portfolio. Through the fiscal year-ending December 31, 2004, the general state of the U.S. economy has exhibited slow expansion, as measured by gross domestic product (“GDP”), coupled with a lack of meaningful improvement in the level of unemployment, following a period of well-publicized weakness. National economic conditions notwithstanding, the credit quality of the Bank’s loan portfolio has remained stable and the incidence of default within the portfolio has not increased through the year-ended December 31, 2004.
      As of December 31, 2004, the allowance for loan losses totaled $25.2 million as compared to $23.2 million at December 31, 2003. Based on the processes described above, management believes that the level of the allowance for possible loan losses at December 31, 2004 is adequate.
      Securities Portfolio The Company’s securities portfolio consists of trading assets, securities available for sale, securities which management intends to hold until maturity, and Federal Home Loan Bank (“FHLB”) stock. Equity securities are held for the purpose of funding Rabbi Trust obligations (see Note 13 of the Notes to Consolidated Financial Statements in Item 8 hereof. Financial Statements and Supplementary Data) are classified as trading assets. Trading assets are recorded at fair value with changes in fair value recorded in earnings. Trading assets at December 31, 2004 and 2003 were $1.6 million and $1.2 million, respectively.
      Securities which management intends to hold until maturity consist of U.S. Treasury and U.S. Government Agency obligations, mortgage-backed securities, state, county and municipal securities and corporate debt securities. Securities held to maturity as of December 31, 2004 are carried at their amortized cost of $108.0 million and exclude gross unrealized gains of $4.6 million and gross unrealized losses of $370,000. A year earlier, securities held to maturity totaled $121.9 million excluding gross unrealized gains of $5.9 million and gross unrealized losses of $473,000.
      Securities available for sale consist of certain mortgage-backed securities, including collateralized mortgage obligations, and U.S. Government Agency obligations and state, county and municipal securities. These securities are carried at fair value and unrealized gains and losses, net of applicable income taxes, are recognized as a separate component of stockholders’ equity. The fair value of securities available for sale at December 31, 2004 totaled $680.3 million and pre-tax net unrealized loss totaled $327,000. A year earlier, securities available for sale were $527.5 million with pre-tax net unrealized gains of $3.3 million. In 2004 and 2003, the Company recognized $1.5 million and $2.6 million, respectively of net gains on the sale of available for sale securities.

      The following table sets forth the amortized cost and percentage distribution of securities held to maturity at the dates indicated.
Table 8 — Amortized Cost of Securities Held to Maturity

	At December 31,

	2004		2003		2002

	Amount	Percent	Amount	Percent	Amount	Percent

	(Dollars in thousands)
U.S. Treasury and Government Agency Securities	$—	0.0%	$—	0.0%	$1,496	1.0%
Mortgage-Backed Securities	8,971	8.3%	13,156	10.8%	26,672	17.9%
State, County and Municipal Securities	43,084	39.9%	47,266	38.8%	54,243	36.4%
Corporate Debt Securities	55,912	51.8%	61,472	50.4%	66,660	44.7%

Total	$107,967	100.0%	$121,894	100.0%	$149,071	100.0%

      The following table sets forth the fair value and percentage distribution of securities available for sale at the dates indicated.
Table 9 — Fair Value of Securities Available for Sale

	At December 31,

	2004		2003		2002

	Amount	Percent	Amount	Percent	Amount	Percent

	(Dollars in thousands)
U.S. Treasury and Government Agency Securities	$140,356	20.6%	$146,576	27.8%	$188,966	37.7%
Mortgage-Backed Securities	349,716	51.4%	181,983	34.5%	189,275	37.7%
Collateralized Mortgage Obligations	170,661	25.1%	178,000	33.7%	123,587	24.6%
State, County and Municipal Securities	19,553	2.9%	20,948	4.0%	—	0.0%

Total	$680,286	100.0%	$527,507	100.0%	$501,828	100.0%

      The following two tables set forth contractual maturities of the Bank’s securities portfolio at December 31, 2004.
Table 10 — Amortized Cost of Securities Held to Maturity
Amounts Maturing

	Within		Weighted	One Year		Weighted	Five		Weighted			Weighted			Weighted
	One	% of	Average	to Five	% of	Average	Years to	% of	Average	Over Ten	% of	Average		% of	Average
	Year	Total	Yield	Years	Total	Yield	Ten Years	Total	Yield	Years	Total	Yield	Total	Total	Yield

	(Dollars in thousands)
U.S. Treasury and Government Agency Securities	$—	0.0%	—	$—	0.0%	—	$—	0.0%	—	$—	0.0%	—	$—	0.0%	0.0%
Mortgage Backed Securities	—	0.0%	—	—	0.0%	—	—	0.0%	—	8,971	8.3%	5.6%	8,971	8.3%	5.6%
Municipal Securities	1,038	1.0%	2.2%	102	0.1%	5.0%	10,588	9.8%	4.2%	31,356	29.0%	5.0%	43,084	39.9%	4.8%
Corporate Trust Preferred Securities	—	0.0%	0.0%	—	0.0%	—	—	0.0%	—	55,912	51.8%	7.3%	55,912	51.8%	7.3%

Total	$1,038	1.0%	2.2%	$102	0.1%	5.0%	$10,588	9.8%	4.2%	$96,239	89.1%	6.5%	$107,967	100.0%	6.1%

Table 11 — Fair Value of Securities Available for Sale
Amounts Maturing

			Weighted	One Year		Weighted	Five		Weighted			Weighted			Weighted
	Within	% of	Average	to Five	% of	Average	Years to	% of	Average	Over Ten	% of	Average		% of	Average
	One Year	Total	Yield	Years	Total	Yield	Ten Years	Total	Yield	Years	Total	Yield	Total	Total	Yield

	(Dollars in thousands)
U.S. Treasury and Government Agency Securities	$25,033	3.7%	4.2%	$105,260	15.5%	3.5%	$10,063	1.5%	7.9%	$—	0.0%	0.0%	$140,356	20.6%	4.0%
Mortgage Backed Securities	—	0.0%	—	362	0.1%	6.9%	77,102	11.3%	4.4%	272,251	40.0%	4.7%	349,715	51.4%	4.6%
Collateralized Mortgage Obligations	—	0.0%	—	5,525	0.8%	4.3%	—	0.0%	0.0%	165,137	24.3%	3.9%	170,662	25.1%	3.9%
Municipal Securities	—	0.0%	0.0%	3,669	0.5%	2.4%	15,884	2.3%	3.2%	—	0.0%	0.0%	19,553	2.9%	3.1%

Total	$25,033	3.7%	4.2%	$114,816	16.9%	3.5%	$103,049	15.1%	4.5%	$437,388	64.3%	4.4%	$680,286	100.0%	4.3%

      At December 31, 2004 and 2003, the Bank had no investments in obligations of individual states, counties or municipalities which exceeded 10% of stockholders’ equity. In addition, there were no sales of state, county or municipal securities in 2004 or 2003.
      Bank Owned Life Insurance In 1998, the Bank purchased $30.0 million of Bank Owned Life Insurance (“BOLI”). The Bank purchased these policies for the purpose of protecting itself against the cost/loss due to the death of key employees and to offset the Bank’s future obligations to its employees under its retirement and benefit plans. During 2003, certain split dollar life policies with shared ownership between the Bank and certain executives were reassigned in total to the Bank in response to new legislation that considers any payments by a company to a split dollar life policy to be a prohibited loan (see Note 13 of the Notes to Consolidated Financial Statements in Item 8 hereof). The insurance policies totaling $1.4 million, are now included within the Bank’s BOLI portfolio and will be used to fund future obligations to its employees under its retirement and benefits plan. The value of BOLI was $42.7 million and $40.5 million at December 31, 2004 and 2003, respectively. The Bank recorded income from BOLI of $1.9 million in 2004, 2003 and 2002, respectively.
      Deposits As of December 31, 2004, deposits of $2.1 billion were $276.9 million, or 15.5%, higher than the prior year-end. Core deposits increased by $279.2 million, or 21.0%, particularly in the relationship deposit categories. The time deposits category decreased by $2.3 million, or 0.5%, to $449.2 million at December 31, 2004.
      The following table sets forth the average balances of the Bank’s deposits for the periods indicated.
Table 12 — Average Balances of Deposits

	2004		2003		2002

	Amount	Percent	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Demand Deposits	$478,073	24.1%	$428,396	24.7%	$398,901	24.2%
Savings and Interest Checking	570,661	28.8%	494,498	28.5%	426,104	25.9%
Money Market and Super Interest Checking Accounts	456,970	23.0%	350,118	20.2%	322,539	19.6%
Time Deposits	478,037	24.1%	462,453	26.6%	499,475	30.3%

Total	$1,983,741	100.0%	$1,735,465	100.0%	$1,647,019	100.0%

      The Bank’s time certificates of deposit of $100,000 or more totaled $117.3 million at December 31, 2004. The maturity of these certificates is as follows:
Table 13 — Maturities of Time Certificate of Deposits Over $100,000

	Balance	Percentage

	(In millions)
1 to 3 months	$56,930	48.6%
4 to 6 months	19,912	16.9%
7 to 12 months	20,153	17.2%
Over 12 months	20,263	17.3%

Total	$117,258	100.0%

      Borrowings The Bank’s borrowings amounted to $655.2 million at December 31, 2004, an increase of $239.8 million from year-end 2003. At December 31, 2004, the Bank’s borrowings consisted primarily of FHLB advances totaling $537.9 million, an increase of $166.8 million from the prior year-end. Approximately $51.5 million of the increase in borrowings was due to the Company’s adoption of Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46 Revised, “Consolidation of Variable Interest Entities — an Interpretation of Accounting Research Bulletin No. 51” or “FIN 46R” on March 31, 2004. (See FIN No. 46 “Consolidation of Variable Interest Entities within Recent Accounting Pronouncements” included in Item 7, hereof.) Adoption of the new accounting standard effectively reclassified the Company’s Trust Preferred Securities from the mezzanine section of its balance sheet to debt, where it is shown as Junior Subordinated Debentures. While the adoption of FIN 46R does not impact net income, it does reduce the net interest margin by 0.13% for the full year. Prior periods have not been restated.
      The remainder of the growth in borrowings was incurred to supplement funding for asset growth. The remaining borrowings consisted of federal funds purchased; assets sold under repurchase agreements and treasury tax and loan notes. These borrowings totaled $65.7 million at December 31, 2004, an increase of $21.5 million from the prior year-end. See Note 8 of the Notes to Consolidated Financial Statements included in Item 8 hereof for schedule of borrowings outstanding and their interest rates and other information related to the Company’s borrowings.
      Corporation-Obligated Mandatory Redeemable Trust Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures of the Corporation In 1997, 2000, 2001, and 2002 the Company formed Independent Capital Trust I (“Trust I”), Independent Capital Trust II (“Trust II”), Independent Capital Trust III (“Trust III”) and Independent Capital Trust IV (“Trust IV”), respectively, for the purpose of issuing trust preferred securities and investing the proceeds of the sale of these securities in junior subordinated debentures issued by the Company. Under regulatory capital requirements, trust preferred securities, within certain limitations, qualify as Tier I and Tier II capital. The Company raised capital through Trust I and Trust II as support for asset growth. More specifically, the funds raised through the Trust II issuance were used as capital support for the FleetBoston Financial branch acquisition. In addition, given the low interest rate environment at the end of 2001, the Company issued trust preferred securities through Trust III, the proceeds of which were used to redeem in full on January 31, 2002, the higher rate securities issued through Trust II. As the low interest rate environment continued into 2002, the Company issued trust preferred securities through Trust IV on April 12, 2002, the proceeds of which were used to redeem in full on May 20, 2002, the higher rate securities issued through Trust I. Therefore, Trust I and II were liquidated in 2002. The remaining issuance costs related to the issuance of Trust I and Trust II of $1.5 million, net of tax, were written-off as a direct charge to equity. The refinancing of the Trust Preferred Security issuances reduced the Company’s annual pre-tax minority interest expense by $1.6 million in 2003 as compared to 2002.
      Effective March 31, 2004, the Company no longer consolidates its investment in Capital Trust III and Capital Trust IV previously recorded in the mezzanine section of the balance sheet between liabilities and equity as Corporation-Obligated Mandatory Redeemable Trust Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures of the Corporation due to the adoption of FIN No. 46R (See FIN No. 46 “Consolidation of Variable Interest Entities” within Recent Accounting Pronouncements included in Item 7, hereof). Rather, the Company now classifies its obligation to the trusts within borrowings as Junior Subordinated Debentures. Additionally, the distributions payable on these securities and the amortization of the issuance costs are no longer reported as Minority Interest. The interest expense on the debentures, offset by the amortization of the issuance costs, is now captured as borrowings expense.
      Corporation-Obligated Mandatory Redeemable Trust Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures of the Corporation were $47.9 million at December 31, 2003. Junior Subordinated Debentures were $51.5 million at December 31, 2004. The difference between these amounts is the unamortized issuance costs. These costs were net against the Corporation-Obligated Mandatory Redeemable Trust Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures of the Corporation when consolidated in the Company’s balance sheet and were reclassified to Other Assets upon the adoption of FIN No. 46R. Unamortized issuance costs were $2.1 million in both 2003 and 2004.
      Minority Interest expense was $1.1 million, $4.4 million, and $5.0 million in 2004, 2003, and 2002, respectively. Interest expense on the junior subordinated debentures, reported in borrowings expense, was $3.3 million in 2004.
      Investment Management As of December 31, 2004, the Rockland Trust Investment Management Group maintained approximately 1,217 trust/fiduciary/agency accounts, with an aggregate fair value of $563.9 million. At December 31, 2003, there were approximately 1,292 trust/fiduciary/agency accounts, with an aggregate fair value of $481.8 million. Income from trust activities is reported on an accrual basis. Income from the Investment Management Group amounted to $4.2 million, $3.8 million, and $4.6 million for 2004, 2003, and 2002, respectively.
      Mutual Fund Sales In 1999, the Bank entered into an agreement with Independent Financial Market Group (IFMG), a Sun Life Financial Company, for the sale of mutual fund shares, unit investment trust shares, interests in direct participation programs, similar non-insurance investment products, and general securities brokerage services. IFMG Securities Incorporated has placed their registered representatives on-site to sell these services to our customer base. Total commissions earned by the bank in 2004 were $517,000 and $566,000 in 2003 and $639,000 in 2002.
RESULTS OF OPERATIONS
      Summary of Results of Operations Net income was $30.8 million for the year ended December 31, 2004, compared to $26.4 million for the year ended December 31, 2003. Diluted earnings per share were $2.03 and $1.79 for the years ended 2004 and 2003, respectively.
      In 2004 the Company realized $1.5 million of security gains, a gain on the sale of a branch of $1.8 million, and merger and acquisition expense of $684,000. In 2003 the Company realized $2.6 million of security gains, prepayment penalties on borrowings of $1.9 million, and a net Real Estate Investment Trust (“REIT”) settlement/expense of $2.0 million.
      Return on average assets and return on average equity was 1.13% and 16.27%, respectively, for the year ending December 31, 2004 as compared to 1.11% and 15.89%, respectively, for the year ending December 31, 2003. Equity to assets was 7.16% as of December 31, 2004 compared to 7.05% for the same period last year.
      Net Interest Income The amount of net interest income is affected by changes in interest rates and by the volume, mix, and interest rate sensitivity of interest-earning assets and interest-bearing liabilities.
      On a fully tax-equivalent basis, net interest income was $99.6 million in 2004, a 2.1% increase from 2003 net interest income of $97.6 million. This growth comes despite contraction in the net interest margin of 45 basis points from the 4.40% recorded in 2003 to 3.95% in 2004.
      Growth in net interest income in 2004 compared with that of 2003 was primarily the result of a 13.7% increase in average earning assets and growth in non interest bearing demand deposits. The yield on earning assets was 5.41% in 2004, compared with 5.87% in 2003. The average balance of securities increased by $72.9 million, or 10.3%, as compared with the prior year offsetting a reduction in the yield of the securities portfolio of 23 basis points. The average balance of loans increased by $230.8 million, or 15.3%, and the yield on loans decreased by 57 basis points to 5.77% in 2004, compared to 6.34% in 2003. This decrease in the yield on earning assets was due to the low interest rate environment that persisted throughout 2003 and the first half of 2004. During 2004, the average balance of interest-bearing liabilities increased by $298.9 million, or 17.4%, over 2003 average balances. The average cost of these liabilities decreased to 1.82% compared to 1.89% in 2003 despite the inclusion in 2004 of $38.9 million on average of junior subordinated debentures with an average yield of 8.65%. These debentures and the associated expense were previously not recorded as part of borrowings or net interest income (see Corporation-Obligated Mandatorily Redeemable Trust Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures of the Corporation in Item 7 hereof.) The decrease in cost of funds is attributable to lower prevailing market rates and a lower cost funding mix. Increases in demand deposits and relatively low yielding deposit categories allowed the Bank to manage down its overall cost of funds.

      The following table presents the Company’s average balances, net interest income, interest rate spread, and net interest margin for 2004, 2003, and 2002. Non-taxable income from loans and securities is presented on a fully tax-equivalent basis where by tax-exempt income is adjusted upward by an amount equivalent to the prevailing federal income taxes that would have been paid if the income had been fully taxable.
Table 14 — Average Balance, Interest Earned/ Paid & Average Yields

	Years Ended December 31,

	2004			2003			2002

		Interest			Interest			Interest
	Average	Earned/	Average	Average	Earned/	Average	Average	Earned/	Average
	Balance	Paid	Yield	Balance	Paid	Yield	Balance	Paid	Yield

	(Dollars in thousands)
Interest-earning assets:
Federal funds sold and assets purchased under resale agreement	$750	$17	2.27%	$34	$—	0.00%	$20,692	$378	1.83%
Securities:
Trading Assets	1,507	48	3.19%	1,116	36	3.23%	1,115	26	2.33%
Taxable Investment Securities	712,663	31,549	4.43%	639,361	29,724	4.65%	658,272	39,191	5.95%
Non-taxable Investment Securities(1)	64,215	4,261	6.64%	64,967	4,416	6.80%	55,396	3,884	7.01%

Total Securities	778,385	35,858	4.61%	705,444	34,176	4.84%	714,783	43,101	6.03%
Loans(1)	1,743,844	100,560	5.77%	1,512,997	95,994	6.34%	1,345,720	98,950	7.35%

Total Interest-Earning Assets	$2,522,979	$136,435	5.41%	$2,218,475	$130,170	5.87%	$2,081,195	$142,429	6.84%

Cash and Due from Banks	68,024			64,529			59,631
Other Assets	120,550			100,618			102,075

Total Assets	$2,711,553			$2,383,622			$2,242,901

Interest-bearing liabilities:
Deposits:
Savings and Interest Checking accounts	$570,661	$2,800	0.49%	$494,498	$2,302	0.47%	$426,104	$2,994	0.70%
Money Market & Super Interest Checking accounts	456,970	5,871	1.28%	350,118	4,278	1.22%	322,539	5,594	1.73%
Time Deposits	478,037	10,254	2.15%	462,453	11,222	2.43%	499,475	16,281	3.26%

Total interest bearing deposits	1,505,668	18,925	1.26%	1,307,069	17,802	1.36%	1,248,118	24,869	1.99%
Borrowings:
Federal Home Loan Bank borrowings	407,836	13,900	3.41%	356,152	14,236	4.00%	297,813	15,086	5.07%
Federal funds purchased and assets sold under repurchase agreements	61,199	589	0.96%	51,803	482	0.93%	68,796	795	1.16%
Junior Subordinated Debentures	38,871	3,364	8.65%	—	—	—	—	—	—
Treasury Tax and Loan Notes	3,154	19	0.60%	2,764	13	0.47%	4,267	44	1.03%

Total borrowings	511,060	17,872	3.50%	410,719	14,731	3.59%	370,876	15,925	4.29%

Total Interest-Bearing Liabilities	$2,016,728	$36,797	1.82%	$1,717,788	$32,533	1.89%	$1,618,994	$40,794	2.52%

Demand Deposits	478,073			428,396			398,901
Company-Obligated Mandatorily Redeemable Securities of Subsidiary Holding Solely Parent Company Debentures	11,769			47,814			53,608
Other Liabilities	15,849			23,256			26,182

Total Liabilities	$2,522,419			$2,217,254			$2,097,685
Stockholders’ Equity	189,134			166,368			145,216

Total Liabilities and Stockholders’ Equity	$2,711,553			$2,383,622			$2,242,901

Net Interest Income(1)		$99,638			$97,637			$101,635

Interest Rate Spread(2)			3.59%			3.98%			4.32%

Net Interest Margin(2)			3.95%			4.40%			4.88%

Supplemental Information:
Total Deposits, including Demand Deposits	$1,983,741	$18,925		$1,735,465	$17,802		$1,647,019	$24,869
Cost of Total Deposits			0.95%			1.03%			1.51%
Total Funding Liabilities, including Demand Deposits	$2,494,801	$36,797		$2,146,184	$32,533		$2,017,895	$40,794
Cost of Total Funding Liabilities			1.47%			1.52%			2.02%

(1)	The total amount of adjustment to present interest income and yield on a fully tax-equivalent basis is $1,822, $1,864 and $1,604 in 2004, 2003 and 2002, respectively.

(2)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average costs of interest-bearing liabilities. Net interest margin represents net interest income as a percent of average interest-earning assets.

      The following table presents certain information on a fully-tax equivalent basis regarding changes in the Company’s interest income and interest expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to (1) changes in rate (change in rate multiplied by prior year volume), (2) changes in volume (change in volume multiplied by prior year rate) and (3) changes in rate/ volume (change in rate multiplied by change in volume).
Table 15 — Volume Rate Analysis

	Year Ended December 31,

	2004 Compared To 2003				2003 Compared To 2002				2002 Compared To 2001

			Change				Change				Change
	Change	Change	Due to		Change	Change	Due to		Change	Change	Due to
	Due to	Due to	Volume/	Total	Due to	Due to	Volume/	Total	Due to	Due to	Volume/	Total
	Rate	Volume	Rate	Change	Rate	Volume	Rate	Change	Rate	Volume	Rate	Change

	(In thousands)
Income on interest-earning assets:
Federal funds sold and assets purchased under resale agreement	$1	$0	$16	$17	$(378)	$(378)	$378	$(378)	$(390)	$208	$(119)	$(301)
Securities:
Trading assets	—	12	—	12	10	—	—	10	4	10	5	19
Taxable securities	(1,420)	3,408	(163)	1,825	(8,588)	(1,126)	247	(9,467)	(4,976)	3,808	(464)	(1,632)
Non-taxable securities(1)	(105)	(51)	1	(155)	(119)	671	(20)	532	(238)	1,049	(79)	732

Total Securities:	(1,525)	3,369	(162)	1,682	(8,697)	(455)	227	(8,925)	(5,210)	4,867	(538)	(881)
Loans(1)(2)	(8,746)	14,646	(1,334)	4,566	(13,569)	12,300	(1,687)	(2,956)	(10,749)	8,920	(943)	(2,772)

Total	$(10,270)	$18,015	$(1,480)	$6,265	$(22,644)	$11,467	$(1,082)	$(12,259)	$(16,349)	$13,995	$(1,600)	$(3,954)

Expense of interest-bearing liabilities:
Deposits:
Savings and Interest Checking accounts	$124	$355	$19	$498	$(1,011)	$481	$(162)	$(692)	$(1,947)	$595	$(252)	$(1,604)
Money Market and Super Interest Checking account	220	1,306	67	1,593	(1,653)	478	(141)	(1,316)	(1,988)	2,329	(769)	(428)
Time deposits	(1,302)	378	(44)	(968)	(4,161)	(1,207)	309	(5,059)	(9,441)	(3,334)	1,126	(11,649)

Total interest- bearing deposits:	(958)	2,039	42	1,123	(6,825)	(248)	6	(7,067)	(13,376)	(410)	105	(13,681)
Borrowings:
Federal Home Loan Bank borrowings	(2,099)	2,067	(305)	(337)	(3,180)	2,955	(625)	(850)	(480)	1,950	(67)	1,403
Federal funds purchased and assets sold under repurchase agreements	17	87	3	107	(155)	(196)	38	(313)	(1,292)	(90)	55	(1,327)
Junior Subordinated Debentures	0	0	3,364	3,364	—	—	—	—	—	—	—	—
Treasury tax and loan notes	4	1	1	6	(24)	(15)	8	(31)	(77)	(6)	4	(79)

Total borrowings	(2,078)	2,155	3,063	3,140	(3,359)	2,744	(579)	(1,194)	(1,848)	1,854	(8)	(3)

Total	$(3,036)	$4,194	$3,105	$4,263	$(10,184)	$2,496	$(573)	$(8,261)	$(15,225)	$1,444	$97	$(13,684)

Change in net interest income	$(7,234)	$13,821	$(4,585)	$2,002	$(12,460)	$8,971	$(509)	$(3,998)	$(1,124)	$12,551	$(1,697)	$9,730

(1)	The total amount of adjustment to present interest income and yield on a fully tax-equivalent basis is $1,822, $1,864 and $1,604 in 2004, 2003 and 2002, respectively.

(2)	Loans include portfolio loans, loans held for sale and nonaccrual loans, but unpaid interest on nonperforming loans has not been included for purposes of determining interest income.

      Net interest income on a fully tax-equivalent basis increased by $2.0 million in 2004 compared to 2003. Interest income on a fully tax-equivalent basis increased by $6.3 million, or 4.8%, to $136.4 million in 2004 as compared to the prior year-end mainly from the growth in the average loan balance of $230.8 million to $1.7 billion at December 31, 2004. Based upon loan volume growth alone (not considering the impact of rate change and mix), interest income increased $14.6 million in 2004. Interest income from taxable securities increased by $1.8 million, or 6.1%, to $31.5 million in 2004 as compared to the prior year mainly attributable to higher balances on average in 2004. The overall yield on interest earning assets decreased by 7.8% to 5.41% from 5.87% during 2004 due to the higher yielding assets being replaced in a lower rate environment.
      Interest expense for the year ended December 31, 2004 increased to $36.8 million from the $32.5 million recorded in 2003, an increase of $4.3 million, or 13.1%, due to an increase in the average balance on deposits and borrowings. The increase is partially offset by an overall decrease in the cost of funds from 1.89% in 2003 to 1.82% in 2004. Contributing to this decrease was a $49.7 million, or 8.6%, increase in none interest bearing demand deposit balances which was favorable on the Bank’s overall funding mix. Average interest-bearing deposits increased $198.6 million, or 15.2% over prior year, however, the cost of these deposits decreased from 1.36%, to 1.26% attributable to both a low rate environment and increases in lower yielding deposit categories.
      Average borrowings increased by $100.3 million, or 24.4% from the 2003 average balance of which $38.9 million of the increase is due to the inclusion of junior subordinated debentures (see Corporation-Obligated Mandatorily Redeemable Trust Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures of the Corporation in Item 7 hereof) and the majority of the remaining increase is in Federal Home Loan Bank borrowings. The average cost of borrowings decreased to 3.50% from 3.59% despite the inclusion of the aforementioned junior subordinated debenture yielding 8.65%.
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
      The provision for loan losses decreased in 2004 to $3.0 million, compared with $3.4 million in 2003. For the year ended December 31, 2004, net loan charge-offs totaled $1.9 million, an increase of $208,000 from the prior year. As of December 31, 2004, the allowance for loan losses represented 1.31% of loans, as compared to 1.46% at December 31, 2003. The allowance for loan losses at December 31, 2004 was 932.53% of nonperforming loans, as compared to 659.16% at the prior year-end. The Company decreased the provision for loan losses commensurate with the stable credit quality of its portfolio and the strengthening of general economic conditions.
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

      Non-Interest Income The following table sets forth information regarding non-interest income for the periods shown.
Table 16 — Non-Interest Income

Years Ended December 31,	2004	2003	2002

	(In thousands)
Service charges on deposit accounts	$12,345	$11,409	$10,013
Investment management services	4,683	4,340	5,253
Mortgage banking income	2,763	4,451	3,088
Bank owned life insurance	1,902	1,862	1,862
Net gain on sales of securities	1,458	2,629	—
Gain on Branch Sale	1,756	—	—
Other non-interest income	3,448	3,103	2,428

Total	$28,355	$27,794	$22,644

      Non-interest income, which is generated by deposit account service charges, investment management services, mortgage banking activities, and miscellaneous other sources, amounted to $28.4 million in 2004, a $561,000, or 2.0%, increase over the prior year. The majority of the increase is attributable to the sale of a bank branch in North Eastham, MA during the fourth quarter of 2004 that resulted in a pre-tax gain of approximately $1.8 million. Service charges on deposit accounts, which represented 43.5% of total non-interest income in 2004, increased from $11.4 million in 2003 to $12.3 million in 2004, reflecting strong organic growth in core deposits. Investment management services revenue increased by 7.9% to $4.7 million compared to $4.3 million in 2003, due to growth in managed assets.
      Mortgage banking income of $2.8 million in 2004, decreased by 37.9% from the $4.5 million recorded in 2003. The decrease experienced is a result of the inevitable decline in refinancing activity that was at its peak in 2003. The Bank’s mortgage banking revenue consists primarily of servicing released premiums, net servicing income, and gains and losses on the sale of loans which includes application fees and origination fees on sold loans.
      Gains and losses on sales of mortgage loans are recorded as mortgage sales income, a component of mortgage banking income. The gains and losses resulting from the sales of loans with servicing retained are adjusted to recognize the present value of future servicing fee income over the estimated lives of the related loans. Residential real estate loans and the related servicing rights are sold on a flow basis.
      Mortgage servicing rights are amortized on a method that approximates the estimated weighted average life of the underlying loans serviced for others. Amortization is recorded as a charge against mortgage service fee income, a component of mortgage banking income. Rockland’s assumptions with respect to prepayments, which affect the estimated average life of the loans, are adjusted periodically to consider market consensus loan prepayment predictions at that date.
      Mortgage servicing fees received from investors for servicing their loan portfolios are recorded as mortgage servicing fee income when received. Loan servicing costs are charged to non-interest expense when incurred.
      At December 31, 2004 the mortgage servicing right asset was $3.3 million, or 0.84% of the serviced loan portfolio. At December 31, 2003 the mortgage servicing right was $3.2 million, or 0.80% of the serviced loan portfolio.
      Net security gains were $1.5 million for the twelve months ended December 31, 2004 as compared to $2.6 million for the same period in 2003, a decrease of $1.2 million, or 44.5%. Net security gains of $2.0 million were recorded in the second quarter of 2003 on the sale of $20.0 million of investment securities as part of a strategy to improve the Company’s overall interest rate risk position and increase the net interest margin. That strategy included prepaying $31.5 million of fixed high-rate borrowings resulting in the recognition of a $1.9 million prepayment penalty.

      Other non-interest income increased by $345,000 for the twelve months ended December 31, 2004, mainly due to commercial loan prepayment fees.
      Non-Interest Expense The following table sets forth information regarding non-interest expense for the periods shown.
Table 17 — Non-Interest Expense

Years Ended December 31,	2004	2003	2002

	(In thousands)
Salaries and employee benefits	$44,899	$41,508	$39,561
Occupancy and equipment expenses	8,894	8,692	8,645
Data processing and facilities management	4,474	4,517	4,295
Advertising	2,447	1,985	1,894
Telephone	1,777	1,720	1,848
Consulting	1,701	1,637	1,939
Postage	942	1,034	998
Merger and Acquisition Expense	684	—	—
Examinations and Audits	626	496	581
Debit card and ATM processing	624	546	519
Legal fees	478	534	537
Business development	482	205	211
Software maintenance	308	628	685
Loss on CRA investments	178	549	1,165
Prepayment penalty on borrowings	—	1,941	—
Security impairment charges	—	—	4,372
Other non-interest expense	9,177	7,835	8,375

Total	$77,691	$73,827	$75,625

      Non-interest expense increased by $3.9 million, or 5.2%, during the year ended December 31, 2004 as compared to the same period last year. Non-interest expense, excluding the merger and acquisition expense taken in the third quarter of 2004 and the prepayment penalty on borrowings taken in the second quarter of 2003, increased by $5.1 million, or 7.1% for the year ended December 31, 2004, as compared to the prior year. Salaries and employee benefits increased by $3.4 million, or 8.2% for the year ended December 31, 2004, as compared to the prior year reflecting additions to staff to support continued growth as well as increased pension expense. As previously disclosed, Rockland Trust is a member of the Financial Institutions Retirement Fund, a defined benefit pension plan. The pension plan year is July 1st through June 30th. The Bank recognized expense of $1.8 million and $841,000 in 2004 and 2003, respectively.
      Occupancy and equipment expenses increased $202,000, or 2.3%, for the twelve months ended December 31, 2004 due to infrastructure improvements made throughout the year.
      A $1.9 million prepayment penalty was incurred during the quarter ended June 30, 2003 as part of the balance sheet repositioning strategy discussed above and is recorded in non-interest expense for the twelve months ended December 31, 2003.
      During the twelve months ended December 31, 2004, the Company incurred expenses of approximately $684,000, or $0.03 per diluted share net of tax, related to the Falmouth acquisition.
      Other non-interest expenses increased $1.3 million, or 17.1%, for the twelve months ended December 31, 2004 compared to the same period in 2003. The increase in other non-interest expenses for the year is primarily attributable to increased expenditures for the Company’s key business initiatives. During 2004, the Company incurred business initiative expenses to implement a small business banking model, to expand residential lending, to develop a new set of consumer deposit products, to improve the commercial loan process, to fund retail sales training, and to fund a core information system selection process. The Company estimates that the total cost associated with its business initiatives was approximately $2.1 million for the twelve months ended December 31, 2004, respectively, across all expense categories. In addition, advertising and business development increased by $739,000 for the twelve months ended December 31, 2004, as compared to the same period in the prior year, to support the aforementioned business initiatives and capitalize on market changes due to merger disruption.
      Minority Interest     Effective March 31, 2004, the Company no longer reports the distributions payable, net of the amortization of the issuance costs, on the Corporation-Obligated Mandatorily Redeemable Trust Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures of the Corporation as Minority Interest. Rather, the interest expense on the Junior Subordinated Debentures, offset by the amortization of the issuance costs, effective March 31, 2004, is captured in borrowings expense. See Corporation-Obligated Mandatorily Redeemable Trust Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures of the Corporation in Item 7 hereof.
      Unamortized issuance costs at December 31, 2004 were $1.1 million and $991,000 for Trust III and Trust IV, respectively. Unamortized issuance costs at December 31, 2003 were $1.1 million and $1.0 million for Trust III and Trust IV, respectively. Additional costs associated with the issuance of the trust preferred securities are added on periodically.
      Minority Interest expense was $1.1 million, $4.4 million, and $5.0 million in 2004, 2003, and 2002, respectively. Interest expense on the junior subordinated debentures, reported in the borrowings expense, was $3.3 million in 2004.
      In 2002, upon the exercise of the call option of Trust I and Trust II, the remaining balance of the issuance costs were written off net of tax as a direct charge to equity of $738,000 on January 31st , and $767,000 on May 20th , respectively.
      The Company unconditionally guarantees all Trust III and Trust IV obligations under the trust preferred securities.
      In December, the Company’s Board of Directors declared a cash dividend of $0.54 and $0.52 per share to stockholders of record of Trust III and Trust IV, respectively, as of the close of business on December 30, 2004. The dividend was paid on December 31, 2004.
      Income Taxes For the years ended December 31, 2004, 2003 and 2002 the Company recorded combined federal and state income tax provisions of $13.6 million, $15.5 million and $12.3 million respectively. These provisions reflect effective income tax rates of 30.7%, 37.0% and 32.9%, in 2004, 2003, and 2002, respectively, which are less than the Bank’s statutory tax rate of 41.8%. The lower effective income tax rates are attributable to certain non-taxable interest and dividends, certain tax efficiency strategies employed by the Company, and tax credits. Overall period to period comparisons are skewed due to the Company’s recognition in 2003 of a $2.0 million charge, net of income tax benefits and applicable interest, directly to the provision for income taxes due to a settlement with the Massachusetts Department of Revenue (“DOR”) in connection to the retroactive change to Massachusetts tax law on the deductibility of Real Estate Investment Trust’s (“REIT”) dividend distributions to its parent Company and due to the recognition of $750,000 of tax credits in 2004 from the New Markets Tax Credit program. The Company’s effective rate for fiscal year 2003 excluding the $2.0 million settlement charge was 32.2%. The Company’s effective rate for fiscal year 2004 before the recognition of the New Markets Tax Credits was 32.4%.

      During the second quarter of 2004, the Company announced that one of its subsidiaries (a Community Development Entity, or “CDE”) had been awarded $30 million in tax credit allocation authority under the New Markets Tax Credit Program of the United States Department of Treasury. During the third quarter of 2004, the Bank invested $5 million in the CDE providing it with the capital necessary to begin assisting qualified businesses in low-income communities throughout its market area. During the fourth quarter of 2004 the Bank invested an additional $10 million in the Community Development Entity. Based upon the Bank’s $15 million investment, it will be eligible to receive tax credits over a seven year period totaling 39% of its investment, or $5.85 million. The Company has begun recognizing the benefit of these tax credits by reducing the provision of income taxes by $750,000 during 2004. The following table details the tax credit recognition by year based upon the $15 million invested in 2004.
Table 18 — Credit Recognized

Investment		2004	2005	2006	2007	2008	2009	2010	Total

		(Dollars in thousands)
2004	$15M	$750	$750	$750	$900	$900	$900	$900	$5,850
      The Bank has $15.0 million remaining to be invested in the CDE. The related tax credits will be recognized over a seven year period totaling 39% of its investment or $5.85 million, similar to the already invested $15.0 million.
      The tax effects of all income and expense transactions are recognized by the Company in each year’s consolidated statements of income regardless of the year in which the transactions are reported for income tax purposes.
      Comparison of 2003 vs. 2002 The Company’s assets increased to $2.4 billion in 2003, an increase of $151.4 million, or 6.6%, from the $2.3 billion reported in 2002. Securities increased by $3.5 million, or 0.5%, to $672.5 million at December 31, 2003 from $669.0 million a year earlier. Loans increased by $149.5 million, or 10.4%, during the twelve months ended December 31, 2003. At December 31, 2003, deposits of $1.8 billion were $94.6 million, or 5.6%, higher than the prior year-end. Core deposits increased $117.7 million, or 9.7%, and time deposits decreased $23.1 million, or 4.9%. Borrowings were $415.4 million at December 31, 2003, an increase of $53.2 million from December 31, 2002.
      Net income available to common shareholders for 2003 was $26.4 million, or $1.79 per diluted share compared to $23.6 million, or $1.61 per diluted share, for 2002. Return on average assets and return on average equity were 1.11% and 15.89%, respectively, for 2003 and 1.12% and 17.26%, respectively, for 2002.
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
      The provision for loan losses was $3.4 million in 2003 compared to $4.7 million in 2002. The ratio of the allowance for loan losses to nonperforming loans at December 31, 2003 was 659.16% compared to 695.06% at December 31, 2002. Nonperforming loans represented 0.22% of gross loans at December 31, 2003 compared to 0.21% at December 31, 2002. Nonperforming assets were up $437,000 from December 31, 2002 at $3.5 million or 0.14% of total assets at December 31, 2003.
      Non-interest income, which is generated by deposit account service charges, investment management services, mortgage banking activities, and miscellaneous other sources, amounted to $27.8 million and $22.6 million for the years ended December 31, 2003 and 2002, respectively. Service charges on deposit accounts, which represented 41.0% of total non-interest income in 2003, increased from $10.0 million in 2002 to $11.4 million in 2003. Investment management services revenue decreased by 17.4% to $4.3 million compared to $5.3 million in 2002, due to the general performance of the equities market over the past few years shifting customers’ bias towards fixed income products which generate lower fees, as well as higher estate and trust distribution fees in the quarter ending March 31, 2002. Mortgage banking income of $4.5 million in 2003, increased 44.1% over 2002 income of $3.1 million. This increase was due to the refinancing boom that was at its strongest during the first half of 2003.
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
      For the years ending December 31, 2003 and 2002 the Company recorded combined federal and state income tax provisions of $15.5 million and $12.3 million, respectively. These provisions reflect an effective income tax rate of 37.0% and 32.9% for 2003 and 2002, respectively. In 2003, the Company recognized a $2.0 million charge, net of income tax benefits and applicable interest, directly to the provision for income taxes due to a settlement with the Massachusetts DOR in connection to their retroactive change to Massachusetts tax law on the deductibility of REIT dividend distributions to its parent Company. The Company’s effective rate for fiscal year 2003 excluding the $2.0 million settlement charge is 32.2%.
      Risk Management The Company’s Board of Directors and executive management have identified seven significant “Risk Categories” consisting of credit, interest rate, liquidity, operations, compliance, reputation and strategic risk. The board of directors has approved a Risk Management Policy that addresses each category of risk. The chief executive officer, chief financial officer, chief technology and operations officer, the senior lending officer and other members of management provide regular reports to the board of directors that review the level of risk to limits established by the Risk Management Policy and other Policies approved by the board of director that address Risk and any key risk issues and plans to address these issues.
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
      The Asset/ Liability Management Committee (“ALCO”), whose members are comprised of the Bank’s senior management, develops procedures consistent with policies established by the board of directors, which monitor and coordinate the Bank’s interest rate sensitivity and the sources, uses, and pricing of funds. Interest rate sensitivity refers to the Bank’s exposure to fluctuations in interest rates and its effect on earnings. If assets and liabilities do not re-price simultaneously and in equal volume, the potential for interest rate exposure exists. It is management’s objective to maintain stability in the growth of net interest income through the maintenance of an appropriate mix of interest-earning assets and interest-bearing liabilities and, when necessary, within prudent limits, through the use of off-balance sheet hedging instruments such as interest rate swaps, floors and caps. The Committee employs simulation analyses in an attempt to quantify, evaluate, and manage the impact of changes in interest rates on the Bank’s net interest income. In addition, the Bank engages an independent consultant to render advice with respect to asset and liability management strategy.
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
      From time to time, the Bank has utilized interest rate swap agreements and interest rates caps and floors as hedging instruments against interest rate risk. An interest rate swap is an agreement whereby one party agrees to pay a floating rate of interest on a notional principal amount in exchange for receiving a fixed rate of interest on the same notional amount for a predetermined period of time from a second party. Interest rate caps and floors are agreements whereby one party agrees to pay a floating rate of interest on a notional principal amount for a predetermined period of time to a second party up to or down to a specified rate of interest. The assets relating to the notional principal amount are not actually exchanged.
      At December 31, 2004 the Company had swaps, designated as “cash flow” hedges, with total notional values of $75.0 million. The purpose of these swaps is to hedge the variability in the cash outflows of LIBOR based borrowings attributable to changes in interest rates. Under these swap agreements the Company pays a fixed rate of interest of 3.65% on $50 million of the notional value through November, 2006 and 2.49% on the remaining $25 million notional value through January 2007, and both receive a 3 month LIBOR rate of interest. These swaps had a positive fair value of $142,000 at December 31, 2004. All changes in the fair value of the interest rate swaps are recorded, net of tax, through equity as other comprehensive income. On December 31, 2003, the Company had the $50.0 million notional amount of swaps that the Company pays 3.65% and receives 3 month LIBOR still outstanding at December 31, 2004. The fair value of these swaps was a negative $1.5 million.
      To improve the Company’s asset sensitivity, the Company sold interest rate swaps hedged against loans during the year ending December 31, 2002 resulting in total deferred gains of $7.1 million. The deferred gain is classified in other comprehensive income, net of tax, as a component of equity. The interest rate swaps sold had total notional amounts of $225.0 million. These swaps were accounted for as cash flow hedges, and therefore, the deferred gains will be amortized into interest income over the remaining life of the hedged item, which range between two and five years. At December 31, 2004, there are $1.9 million gross, or $1.1 million, net of tax, of such deferred gains included in other comprehensive income.
      Additionally, the Company enters into commitments to fund residential mortgage loans with the intention of selling them in the secondary markets. The Company also enters into forward sales agreements for certain funded loans and loan commitments to protect against changes in interest rates. The Company records unfunded commitments and forward sales agreements at fair value with changes in fair value as a component of Mortgage Banking Income. At December 31, 2004 the Company had residential mortgage loan commitments with a fair value of $148,000 and forward sales agreements with a fair value of ($47,000). At December 31, 2003 the Company had residential mortgage loan commitments with a fair value of $89,000 and forward sales agreements with a fair value of $2,000. Changes in these fair values of $10,000 and ($184,000) for the years ending December 31, 2004 and 2003, respectively, are recorded as a component of mortgage banking income.
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
      The Company’s policy on interest-rate risk simulation specifies that if interest rates were to shift gradually up or down 200 basis points, estimated net interest income for the subsequent 12 months should decline by less than 6%. Given the unusually low rate environments at December 31, 2004 and 2003, the Company assumed a 100 basis point decline in interest rates in addition to the normal 200 basis point increase in rates. The Company was well within policy limits at December 31, 2004 and 2003.
      The following table sets forth the estimated effects on the Company’s net interest income over a 12-month period following the indicated dates in the event of the indicated increases or decreases in market interest rates:
Table 19 — Interest Rate Sensitivity

	200 Basis Point	100 Basis Point
	Rate Increase	Rate Decrease

December 31, 2004	(3.25)%	1.06%
December 31, 2003	(2.37)%	0.82%
      The results implied in the above table indicate estimated changes in simulated net interest income for the subsequent 12 months assuming a gradual shift up or down in market rates of 100 and 200 basis points across the entire yield curve. It should be emphasized, however, that the results are dependent on material assumptions such as those discussed above. For instance, asymmetrical rate behavior can have a material impact on the simulation results. If competition for deposits forced the Company to raise rates on those liabilities quicker than is assumed in the simulation analysis without a corresponding increase in asset yields net interest income may be negatively impacted. Alternatively, if the Company is able to lag increases in deposit rates as loans re-price upward net interest income would be positively impacted.
      The most significant factors affecting market risk exposure of the Company’s net interest income during 2004 were (i) changes in the composition and prepayment speeds of mortgage assets and loans (ii) the shape of the U.S. Government securities and interest rate swap yield curve (iii) the level of U.S. prime interest rates and (iv) the level of rates paid on deposit accounts.
      The table below provides information about the Company’s derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including interest rate swaps and debt obligations. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For interest rate swaps, the table presents notional amounts and weighted average interest rates by expected maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on implied forward rates in the yield curve at the reporting date.
Table 20 — Expected Maturities of Long Term Debt and Interest Rate Derivatives

	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009	Thereafter	Total	Fair Value

	(Dollars in thousands)
LIABILITIES
Long Term debt:
Fixed Rate	330,442	118	126	35,111	3	223,665	589,465	599,726
Average interest rate	2.19%	5.45%	5.45%	3.47%	3.75%	6.17%	3.58%
Variable Rate	—	—	—	—	—	—	—	—
Average interest rate	—	—	—	—	—	—	—	—
INTEREST RATE DERIVATIVES
Interest Rate Swaps:
Variable to Fixed	—	50,000	25,000	—	—	—	75,000	141,500
Average pay rate	—	3.65%	2.49%	—	—	—	3.27%	—
Average receive rate	—	3.47%	3.42%	—	—	—	3.45%	—
Fixed to variable	—	—	—	—	—	—	—	—
Average pay rate	—	—	—	—	—	—	—	—
Average receive rate	—	—	—	—	—	—	—	—
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
      The Bank utilizes its extensive branch network to access retail customers who provide a stable base of in-market core deposits. These funds are principally comprised of demand deposits, interest checking accounts, savings accounts, and money market accounts. Deposit levels are greatly influenced by interest rates, economic conditions, and competitive factors. The Bank has also established repurchase agreement lines, with major brokerage firms as potential sources of liquidity. At December 31, 2004, the Company had no advances outstanding under these lines. In addition to agreements with brokers, the Bank also had customer repurchase agreements outstanding amounting to $61.5 million at December 31, 2004. As a member of the Federal Home Loan Bank, the Bank has access to approximately $817.7 million of borrowing capacity. On December 31, 2004, the Bank had $537.9 million outstanding in FHLB borrowings.
      The Company, as a separately incorporated bank holding company, has no significant operations other than serving as the sole stockholder of the Bank. It’s commitments and debt service requirement, at December 31, 2004, consist of junior subordinated debentures, including accrued interest, issued to two unconsolidated subsidiaries, $25.8 million to Independent Capital Trust III and $25.8 million to Independent

Capital Trust IV, in connection with the issuance of 8.625% Capital Securities due in 2031 and 8.375% Capital Securities due in 2032, respectively. See Note 17 of Notes to Consolidated Financial Statements of Item 8 hereof. The Parent only obligations relate to its reporting obligations under the Securities and Exchange Act of 1934, as amended and related expenses as a publicly traded company. The Company is directly reimbursed by the Bank for virtually all such expenses.
      The Company actively manages its liquidity position under the direction of the Asset/ Liability Management Committee. Periodic review under prescribed policies and procedures is intended to ensure that the Company will maintain adequate levels of available funds. At December 31, 2004, the Company’s liquidity position was well above policy guidelines. Management believes that the Bank has adequate liquidity available to respond to current and anticipated liquidity demands.
      Capital Resources The Federal Reserve Board (“FRB”), the Federal Deposit Insurance Corporation (“FDIC”), and other regulatory agencies have established capital guidelines for banks and bank holding companies. Risk-based capital guidelines issued by the federal regulatory agencies require banks to meet a minimum Tier 1 risk-based capital ratio of 4.0% and a total risk-based capital ratio of 8.0%. At December 31, 2004, the Company and the Bank exceeded the minimum requirements for Tier 1 risk-based and total risk-based capital.
      A minimum requirement of 4.0% Tier 1 leverage capital is also mandated. On December 31, 2004, the Tier 1 leverage capital ratio for the Company and the Bank was 7.06% and 6.95%, respectively.
Table 21 — Capital Ratios for the Company and the Bank

	At December 31,

	2004	2003

The Company
Tier 1 leverage capital ratio	7.06%	7.60%
Tier 1 risk-based capital ratio	10.19%	11.00%
Total risk-based capital ratio	11.44%	12.25%
The Bank
Tier 1 leverage capital ratio	6.95%	7.18%
Tier 1 risk-based capital ratio	10.04%	10.41%
Total risk-based capital ratio	11.29%	11.66%
      (See Note 18, Regulatory Capital Requirements in Item 8. hereof)

Contractual Obligations, Commitments, Contingencies, and Off-Balance Sheet Financial Instruments
      The Company has entered into contractual obligations and commitments and off-balance sheet financial instruments. The following tables summarize the Company’s contractual cash obligations and other commitments and off-balance sheet financial instruments at December 31, 2004.
Table 22 — Contractual Obligations, Commitments, and
Off-Balance Sheet Financial Instruments by Maturity

	Payments Due — By Period

		Less than	One to	Four to	After Five
Contractual Obligations	Total	One Year	Three Years	Five Years	Years

	(Dollars in thousands)
FHLB advances	$537,919	$330,330	$35,456	$52,000	$120,133
Junior subordinated debentures	51,546	—	—	—	51,546
Lease obligations	17,006	2,746	4,003	2,933	7,324
Data processing and core systems	21,070	4,686	10,603	4,806	975
Other vendor contracts	3,359	1,734	1,469	156	—
Retirement benefit obligations(1)	28,098	1,377	1,579	513	24,629
Other
TT&L	4,163	4,163	—	—	—
Customer Repo’s	61,533	61,533	—	—	—

Total contractual cash obligations	$724,694	$406,569	$53,110	$60,408	$204,607

(1)	Retirement benefit obligations include expected contributions to the Company’s pension plan, post retirement plan, and supplemental executive retirement plans. Expected contributions for the pension plan have been included only through plan year July 1, 2004 — June 30, 2005. Contributions beyond this plan year can not be quantified as they will be determined based upon the return on the investments in the plan. Expected contributions for the post retirement plan and supplemental executive retirement plans include obligations that are payable over the life expectancy upon retirement.

	Amount of Commitment Expiring — By Period

Off-Balance Sheet		Less than	One to	Four to	After Five
Financial Instruments	Total	One Year	Three Years	Five Years	Years

	(Dollars in thousands)
Lines of credit	$247,419	$41,622	$—	$—	$205,797
Standby letters of credit	7,148	7,148	—	—	—
Other commitments	236,842	200,682	26,699	6,589	2,872
Forward commitments to sell loans	7,138	7,138	—	—	—
Interest rate swaps — notional value	75,000	—	75,000	—	—

Total Commitments	$573,547	$256,590	$101,699	$6,589	$208,669

      See Note 16 of the Notes to Consolidated Financial Statements included in Item 8 hereof for a discussion of the nature, business purpose, and importance of off-balance sheet arrangements.
      Guarantees FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” considers standby letters of credit, excluding commercial letters of credit and other lines of credit, a guarantee of the Bank. The Bank enters into a standby letter of credit to guarantee performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved is represented by the contractual amounts of those instruments. Under the standby letters of credit, the Bank is required to make payments to the beneficiary of the letters of credit upon request by the beneficiary so long as all performance criteria have been met. Most guarantees extend up to one year. At December 31, 2004 the maximum potential exposure amount of future payments is $6.9 million.
      The collateral obtained is determined based upon management’s credit evaluation of the customer and may include cash, accounts receivable, inventory, property, plant, and equipment and income-producing real estate. The majority of the Bank’s letters of credit are collateralized by cash. The recourse provisions of the agreements allow the Bank to collect the cash used to collateralize the agreement. If another business asset is used as collateral and cash is not available, the Bank creates a loan for the customer with the same criteria of its other lending activities. Of the Bank’s maximum potential loss, $6.9 million is covered by collateral. The fair value of the guarantees are $70,000 and $41,000 at December 31, 2004 and 2003. The fair value of these guarantees is not material and not reflected on the balance sheet.
      Return on Equity and Assets The annualized consolidated returns on average equity and average assets for the year ended December 31, 2004 were 16.27% and 1.13%, respectively, compared to 15.89% and 1.11% reported for the same periods last year. The ratio of equity to assets was 7.2% at December 31, 2004 and 7.1% at December 31, 2003.
      Dividends The Company declared cash dividends of $0.56 per common share in 2004 and $0.52 per common share in 2003. The 2004 and 2003 ratio of dividends paid to earnings was 27.23% and 28.64% respectively.
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

      Acquisition On July 16, 2004, the Company completed its acquisition of Falmouth Bancorp, Inc., the parent of Falmouth Co-operative Bank. In accordance with SFAS No. 142, the acquisition was accounted for under the purchase method of accounting and, as such, was included in our results of operations from the date of acquisition. The Company issued 586,903 shares of common stock. The value of the common stock, $28.74, was determined based on the average price of the Company’s shares over a five day period including the two days preceding the announcement date of the acquisition, the announcement date of the acquisition and the two days subsequent to the announcement date of the acquisition. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition.
Table 23 — Fair Value of Net Assets Acquired

(Dollars in thousands)
Assets:
Cash acquired, net of cash paid	$32,006
Investments	878
Loans, net	96,852
Premises and Equipment	4,060
Goodwill	18,843
Core Deposit Intangible	2,251
Other Assets	3,548

Total Assets Acquired	$158,438
Liabilities:
Deposits	$136,701
Borrowings	2,756
Other Liabilities	2,113

Total Liabilities Assumed	$141,570

Net Assets Acquired	$16,868

Recent Accounting Pronouncements
      SFAS No. 123 (revised 2004)(“SFAS 123R”), “Share-Based Payment” In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004). SFAS No. 123R replaces SFAS No. 123 “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”. SFAS No. 123R will require that the compensation cost relating to share-based payment transactions be recognized in the Company’s financial statements, eliminating pro forma disclosure as an alternative. That cost will be measured based on the grant-date fair value of the equity or liability instruments issued. SFAS No. 123R is effective for public entities as of the first interim or annual period that begins after June 15, 2005. The impact of the Company adopting such accounting can be seen in Note 1, Stock-Based Compensation of the Notes to Consolidated Financial Statements included in Item 8 hereof. The Company does believe the adoption of SFAS 123R will have a material impact to the Company and estimates the 2005 gross compensation expense related to share-based payment transactions to be recognized will be approximately $700,000 for the six months of 2005 for which SFAS 123R will become effective for. For years 2006 and beyond, a full year of compensation expense will be recognized.
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
      In December 2003, the FASB issued a revised FIN No. 46 (“FIN 46R”), which, in part, addressed limited purpose trusts formed to issue trust preferred securities. FIN 46R required the Company to deconsolidate its two subsidiary trusts (Independent Capital Trust III and Independent Capital Trust IV) on March 31, 2004. The result of deconsolidating these trusts was that trust preferred securities of the trusts, which were classified between liabilities and equity on the balance sheet (mezzanine section), no longer appear on the consolidated balance sheet of the Company. The related minority interest expense also no longer is included in the consolidated statement of income. Due to FIN 46R, the junior subordinated debentures of the parent company that were previously eliminated in consolidation are now included on the consolidated balance sheet within total borrowings. The interest expense on the junior subordinated debentures is included in the net interest margin of the consolidated company, negatively impacting the net interest margin by approximately 0.13% for the full year. There is no impact to net income as the amount of interest previously recognized as minority interest is equal to the amount of interest expense that is recognized currently in borrowings expense offset by the dividend income on the subsidiary trusts common stock that is recognized in other non-interest income. Prior periods were not restated to reflect the changes made by FIN 46R.
      In July 2003, the Board of Governors of the Federal Reserve issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in their Tier 1 capital for regulatory capital purposes until notice is given to the contrary. In May 2004, the Federal Reserve Board requested public comment on a proposed rule that would retain trust preferred securities in the Tier 1 capital of bank holding companies, but with stricter quantitative limits and clearer qualitative standards. The comment period ended July 11, 2004, but no formal ruling has been issued to date. Under the proposal, after a three-year transition period, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25 percent of Tier 1 capital elements, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions. The Federal Reserve intends to review the regulatory implications of any accounting treatment changes and, if necessary or warranted, provide further appropriate guidance. There can be no assurance that the Federal Reserve will continue to allow institutions to include trust preferred securities in Tier 1 capital for regulatory capital purposes. As of December 31, 2004, assuming the Company was not allowed to include the $50.0 million in trust preferred securities issued by Capital Trust III and Capital Trust IV in Tier 1 capital, the Company would still exceed the regulatory required minimums for capital adequacy purposes. If the trust preferred securities were no longer allowed to be included in Tier 1 capital, the Company would also be permitted to redeem the capital securities, which bear interest at 8.625% and 8.375%, respectively, without penalty.
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
      FASB Staff Position (“FSP”) 106-2: “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” In May 2004, the FASB issued FSP 106-2. FSP 106-2 provides guidance on accounting for the effects of the Medicare Prescription Drug,

Improvement and Modernization Act of 2003 (“the Act”) for employers that sponsor postretirement health care plans that provide prescription drug benefits that are “actuarially equivalent” to Medicare Part D. It also requires certain disclosures regarding the effect of the Federal subsidy provided by the Act. FSP 106-2 is effective for interim or annual periods beginning after June 15, 2004. The reported measures of net periodic postretirement benefit costs for year to date December 31, 2004 do not reflect any amount associated with the Federal subsidy provided by the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”) because the Company does not believe that the benefits provided by the postretirement benefit plans that fall under the Act have a material impact upon the Company’s financial statements.
      FASB Emerging Issues Task Force (“EITF”) Issue 03-1: “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” In November 2003 and March 2004, the FASB’s EITF issued a consensus on EITF Issue 03-1. EITF 03-1 contains new guidance on other-than-temporary impairments of investment securities. The guidance dictates when impairment is deemed to exist, provides guidance on determining if impairment is other than temporary, and directs how to calculate impairment loss. Issue 03-1 also details expanded annual disclosure rules. In September 2004, the FASB’s EITF issued EITF Issue No. 03-1-1 “Effective Date of Paragraphs 10-20 of EITF Issue 03-1 The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, which delays the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of EITF 03-1 to be concurrent with the final issuance of EITF 03-1-a “Implementation Guidance for the Application of Paragraph 16 of EITF 03-1 The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. EITF 03-1-a is currently being debated by the FASB in regards to final guidance and effective date with a comment period that ended October 29, 2004. EITF 03-1, as issued, was originally effective for periods beginning after June 15, 2004 and the disclosure requirements of this consensus remain in effect. The adoption of the original EITF 03-1 (excluding paragraphs 10-20) did not have a material impact on the Company’s financial position or results of operations.
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
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Independent Bank Corp.:
      We have audited the accompanying consolidated balance sheets of Independent Bank Corp. and subsidiaries (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Independent Bank Corp. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Independent Bank Corp.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 4, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

Boston, Massachusetts
March 4, 2005

CONSOLIDATED BALANCE SHEETS

	At December 31,

	2004	2003

	(Dollars in thousands)
ASSETS
CASH AND DUE FROM BANKS	$62,961	$75,495
FEDERAL FUNDS SOLD AND ASSETS PURCHASED UNDER RESALE AGREEMENT & SHORT TERM INVESTMENTS	2,735	—
SECURITIES
TRADING ASSETS (Note 3)	1,572	1,171
SECURITIES AVAILABLE FOR SALE (Notes 1 and 4)	680,286	527,507
SECURITIES HELD TO MATURITY (Notes 1 and 4) (fair value $112,159 and $127,271)	107,967	121,894
FEDERAL HOME LOAN BANK STOCK (Note 8)	28,413	21,907

TOTAL SECURITIES	818,238	672,479

LOANS (Notes 1 and 5)
Commercial & Industrial	176,945	171,230
Commercial Real Estate	613,300	564,890
Commercial Construction	126,632	75,380
Residential Real Estate	427,556	324,052
Residential Loans Held for Sale	10,933	1,471
Residential Construction	7,316	9,633
Consumer — Home Equity	194,458	132,629
Consumer — Auto	283,964	240,504
Consumer — Other	75,254	61,346

TOTAL LOANS	1,916,358	1,581,135
LESS: ALLOWANCE FOR LOAN LOSSES	(25,197)	(23,163)

NET LOANS	1,891,161	1,557,972

BANK PREMISES AND EQUIPMENT, Net (Notes 1 and 6)	36,449	32,477
GOODWILL (Notes 1 and 10)	55,185	36,236
CORE DEPOSIT INTANGIBLE (Notes 1 and 10)	2,103	—
MORTGAGE SERVICING RIGHTS	3,291	3,178
BANK OWNED LIFE INSURANCE	42,664	40,486
OTHER ASSETS (Note 11)	29,139	18,432

TOTAL ASSETS	$2,943,926	$2,436,755

LIABILITIES
DEPOSITS
Demand Deposits	$495,500	$448,452
Savings and Interest Checking Accounts	614,481	535,870
Money Market and Super Interest Checking Accounts	501,065	347,530
Time Certificates of Deposit over $100,000 (Note 7)	117,258	118,594
Other Time Certificates of Deposits (Note 7)	331,931	332,892

TOTAL DEPOSITS	2,060,235	1,783,338

FEDERAL HOME LOAN BANK BORROWINGS (Note 8)	537,919	371,136
FEDERAL FUNDS PURCHASED AND ASSETS SOLD UNDER REPURCHASE AGREEMENTS (Note 8)	61,533	39,425
JUNIOR SUBORDINATED DEBENTURES (Note 8)	51,546	—
TREASURY TAX AND LOAN NOTES (Note 8)	4,163	4,808

TOTAL BORROWINGS	655,161	415,369

OTHER LIABILITIES (Note 11)	17,787	18,344

TOTAL LIABILITIES	$2,733,183	$2,217,051

COMMITMENTS AND CONTINGENCIES (Note 16)
CORPORATION-OBLIGATED MANDATORILY REDEEMABLE TRUST PREFERRED SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES OF THE CORPORATION
Outstanding: 2,000,000 shares in 2003 (Note 17)	$—	$47,857

STOCKHOLDERS’ EQUITY (Notes 1 and 2)
PREFERRED STOCK, $.01 par value. Authorized: 1,000,000 Shares
Outstanding: None	$—	$—
COMMON STOCK, $.01 par value. Authorized: 30,000,000
15,450,724 Shares in 2004 and 14,863,821 shares in 2003	155	149
TREASURY STOCK: 124,488 Shares in 2004 and 235,667 Shares in 2003	(1,946)	(3,685)
TREASURY STOCK SHARES HELD IN RABBI TRUST AT COST
171,799 Shares in 2004 and 173,421 Shares in 2003	(1,428)	(1,281)
DEFERRED COMPENSATION OBLIGATION	1,428	1,281
ADDITIONAL PAID IN CAPITAL	59,470	42,292
RETAINED EARNINGS	152,130	129,760
ACCUMULATED OTHER COMPREHENSIVE INCOME, NET OF TAX (Notes 1 and 16)	934	3,331

TOTAL STOCKHOLDERS’ EQUITY	210,743	171,847

TOTAL LIABILITIES, MINORITY INTEREST IN SUBSIDIARIES, AND STOCKHOLDERS’ EQUITY	$2,943,926	$2,436,755

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,

	2004	2003	2002(1)

	(Dollars in thousands, except per share data)
INTEREST INCOME
Interest on Loans (Notes 1 and 5)	$100,230	$95,666	$98,667
Taxable Interest and Dividends on Securities (Note 4)	31,597	29,760	39,217
Non-taxable Interest and Dividends on Securities (Note 4)	2,769	2,880	2,563
Interest on Federal Funds Sold and Short-Term Investments	17	—	378

Total Interest Income	134,613	128,306	140,825

INTEREST EXPENSE
Interest on Deposits	18,925	17,801	24,869
Interest on Borrowings (Note 8)	17,872	14,732	15,925

Total Interest Expense	36,797	32,533	40,794

Net Interest Income	97,816	95,773	100,031

PROVISION FOR LOAN LOSSES (Notes 1 and 5)	3,018	3,420	4,650

Net Interest Income After Provision For Loan Losses	94,798	92,353	95,381

NON-INTEREST INCOME
Service Charges on Deposit Accounts	12,345	11,409	10,013
Investment Management Services	4,683	4,340	5,253
Mortgage Banking Income	2,763	4,451	3,088
BOLI Income	1,902	1,862	1,862
Net Gain on Sales of Securities (Note 4)	1,458	2,629	—
Gain on Branch Sale	1,756	—	—
Other Non-Interest Income	3,448	3,103	2,428

Total Non-Interest Income	28,355	27,794	22,644

NON-INTEREST EXPENSES
Salaries and Employee Benefits (Note 13)	44,899	41,508	39,561
Occupancy and Equipment Expenses (Notes 6 and 16)	8,894	8,692	8,645
Data Processing & Facilities Management	4,474	4,517	4,295
Advertising	2,447	1,985	1,894
Telephone	1,777	1,720	1,848
Consulting	1,701	1,637	1,939
Prepayment Penalty on Borrowings	—	1,941	—
Impairment Charge (Note 4)	—	—	4,372
Merger and Acquisition Expense	684	—	—
Other Non-Interest Expenses (Note 14)	12,815	11,827	13,071

Total Non-Interest Expenses	77,691	73,827	75,625

Minority Interest Expense (Note 17)	1,072	4,353	5,041

INCOME BEFORE INCOME TAXES	44,390	41,967	37,359
PROVISION FOR INCOME TAXES (Notes 1 and 11)	13,623	15,536	12,293

NET INCOME	$30,767	$26,431	$25,066

Less: Trust Preferred Issuance Cost Write-off (net of tax) (Note 17)	—	—	$1,505

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$30,767	$26,431	$23,561

BASIC EARNINGS PER SHARE	$2.06	$1.82	$1.63

DILUTED EARNINGS PER SHARE	$2.03	$1.79	$1.61

Weighted average common shares (Basic) (Notes 1, 2 and 9)	14,963,155	14,558,031	14,415,570
Common stock equivalents	191,273	180,047	203,990

Weighted average common shares (Diluted) (Notes 1, 2 and 9)	15,154,428	14,738,078	14,619,560

(1)	Reflects the restatement of the six months ended June 30, 2002 for the nonamortization of goodwill in accordance with SFAS No. 147.
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Treasury
			Stock				Accumulated
			Held in	Deferred	Additional		Other
	Common	Treasury	Rabbi	Compensation	Paid-in	Retained	Comprehensive
	Stock	Stock	Trust	Obligation	Capital	Earnings	Income	Total

	(Dollars in thousands, except per share data)
BALANCE DECEMBER 31, 2001	$149	$(8,369)	$(1,023)	$1,023	$43,633	$92,779	$5,069	$133,261

Net Income(1)						25,066		25,066
Cash Dividends Declared ($.48 per share)						(6,935)		(6,935)
Write-Off of Stock Issuance Costs, Net of Tax					(1,505)			(1,505)
Proceeds From Exercise of Stock Options (Note 2)		2,077			(564)			1,513
Tax Benefit on Stock Option Exercise					430			430
Increase in Fair Value of Derivatives During Period (Note 1)							2,009	2,009
Deferred Compensation Obligation (Note 13)			(166)	166				—
Change in Unrealized Gain on Securities Available For Sale, Net of Tax (Note 4)							7,403	7,403

BALANCE DECEMBER 31, 2002	$149	$(6,292)	$(1,189)	$1,189	$41,994	$110,910	$14,481	$161,242

Net Income						26,431		26,431
Cash Dividends Declared ($.52 per share)						(7,581)		(7,581)
Proceeds From Exercise of Stock Options (Note 2)		2,607			(314)			2,293
Tax Benefit on Stock Option Exercise					612			612
Change in Fair Value of Derivatives During Period, Net of Tax, and Realized Gains (Note 1 and 16)							(1,899)	(1,899)
Deferred Compensation Obligation (Note 13)			(92)	92				—
Change in Unrealized Gain on Securities Available For Sale, Net of Tax and Realized Gains (Note 4)							(9,251)	(9,251)

BALANCE DECEMBER 31, 2003	$149	$(3,685)	$(1,281)	$1,281	$42,292	$129,760	$3,331	$171,847

Net Income						30,767		30,767
Cash Dividends Declared ($.56 per share)						(8,397)		(8,397)
Proceeds From Exercise of Stock Options (Note 2)		1,739			69			1,808
Tax Benefit on Stock Option Exercise					247			247
Common Stock Issued for Acquisition	$6				16,862			16,868
Change in Fair Value of Derivatives During Period, Net of Tax, and Realized Gains (Note 1 and 16)							(135)	(135)
Deferred Compensation Obligation (Note 13)			(147)	147				—
Change in Unrealized Gain on Securities Available For Sale, Net of Tax and Realized Gains (Note 4)							(2,262)	(2,262)

BALANCE DECEMBER 31, 2004	$155	$(1,946)	$(1,428)	$1,428	$59,470	$152,130	$934	$210,743

(1)	Reflects the restatement of the six months ended June 30, 2002 for the nonamortization of goodwill in accordance with SFAS No. 147.
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,

	2004	2003	2002(1)

	(In thousands)
Net Income	$30,767	$26,431	$25,066
Less: Trust preferred issuance cost write-off, net of tax	—	—	1,505

Net Income available to common shareholders	30,767	26,431	23,561

Other Comprehensive Income/(Loss), net of tax:
(Decrease)/ Increase in unrealized gains on securities available for sale, net of tax of $1,014, $5,232 and $4,860, respectively	(1,631)	(7,414)	7,428
Less: reclassification adjustment for realized gains included in net earnings, net of tax of $366, $1,072, and $13, respectively	(631)	(1,837)	(25)

Net change in unrealized gain on securities available for sale, net of tax of $1,380, $6,304 and $4,847, respectively	(2,262)	(9,251)	7,403

Increase/(Decrease) in fair value of derivatives during the period, net of tax of $605, $308 and $1,982, respectively	1,095	(573)	2,491
Less: reclassification of realized gains on derivatives, net of tax of $890, $960, and $348, respectively	(1,230)	(1,326)	(482)

Net change in fair value of derivatives, net of tax of $285, $1,268, and $1,634, respectively	(135)	(1,899)	2,009
Other Comprehensive (Loss)/ Income	(2,397)	(11,150)	9,412

Comprehensive Income	$28,370	$15,281	$32,973

(1)	Reflects the restatement of the six months ended June 30, 2002 for the nonamortization of goodwill in accordance with SFAS No. 147.
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2004	2003	2002(1)

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$30,767	$26,431	$25,066
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED FROM OPERATING ACTIVITIES:
Depreciation and amortization	5,872	5,558	4,311
Provision for loan losses	3,018	3,420	4,650
Deferred income tax (benefit)expense	(460)	81	(2,549)
Loans originated for resale	(153,298)	(252,129)	(190,720)
Proceeds from mortgage loan sales	144,610	263,798	179,900
Gain on sale of mortgages	(774)	(1,848)	(471)
Net gain on sale of investments	(1,458)	(2,629)	—
Gain on branch sale	(1,756)	—	—
Prepayment penalty on borrowings	—	1,941	—
Loss (gain) recorded from mortgage servicing rights, net of amortization	378	(1,140)	(501)
Impairment charge on security	—	—	4,372
Changes in assets and liabilities:
(Increase) decrease in other assets	(5,521)	2,186	(4,965)
(Decrease) increase in other liabilities	(2,055)	(2,984)	4,434

TOTAL ADJUSTMENTS	(11,444)	16,254	(1,539)

NET CASH PROVIDED FROM OPERATING ACTIVITIES	19,323	42,685	23,527

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal repayments of Securities Held to Maturity	14,791	28,087	24,497
Proceeds from maturities, principal repayments and sales of Securities Available For Sale	187,341	424,662	284,992
Purchase of Securities Held to Maturity	(1,000)	(1,000)	(46,165)
Purchase of Securities Available For Sale	(343,728)	(464,641)	(204,386)
Purchase of Federal Home Loan Bank Stock	(5,628)	(4,871)	—
Net increase in Loans	(229,957)	(160,998)	(122,825)
Investment in Bank Premises and Equipment	(4,788)	(5,614)	(5,056)
Cash used for Merger and Acquisition, net of cash acquired	31,900	—	—
Net liabilities sold in branch sale transaction	(8,202)	—	—

NET CASH USED IN INVESTING ACTIVITIES	(359,271)	(184,375)	(68,943)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in Time Deposits	(48,794)	(23,067)	(65,876)
Net increase in Other Deposits	199,799	117,673	172,990
Net increase (decrease) in Federal Funds Purchased and Assets Sold Under Repurchase Agreements	22,108	(18,667)	(8,084)
Net increase (decrease) in Federal Home Loan Bank Borrowings	164,064	73,544	(16,342)
Net decrease in Treasury Tax & Loan Notes	(683)	(1,663)	(496)
Redemption of corporation-obligated mandatorily redeemable trust preferred securities of subsidiary trust holding solely junior subordinated debentures of the Corporation	—	—	(53,750)
Issuance of corporation-obligated mandatorily redeemable trust preferred securities of subsidiary trust holding solely junior subordinated debentures of the Corporation	—	—	23,756
Proceeds from stock issuance	1,808	2,293	1,513
Dividends Paid	(8,153)	(7,414)	(6,776)

NET CASH PROVIDED FROM FINANCING ACTIVITIES	330,149	142,699	46,935

NET (DECREASE)INCREASE IN CASH AND CASH EQUIVALENTS	(9,799)	1,009	1,519

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE YEAR	75,495	74,486	72,967

CASH AND CASH EQUIVALENTS AT THE END OF THE YEAR	$65,696	$75,495	$74,486

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest on deposits and borrowings	$36,721	$33,188	$37,914
Interest on shares subject to mandatory redemption	1,051	4,353	5,041
Income taxes	14,239	14,802	14,877
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
(Decrease) increase in fair value of derivatives, net of tax	(135)	(1,899)	2,491
Transfer of securities from HTM to AFS (Notes 1 and 4)	—	—	750
Issuance of shares from Treasury Stock for the exercise of stock options	1,739	2,607	2,077
In conjunction with the purchase acquisition detailed in Note 12 to the Consolidated Financial Statements, assets were acquired and liabilities were assumed as follows:
Fair value of assets acquired	158,438
Fair Value of liabilities assumed	141,570

(1)	Reflects the restatement of the six months ended June 30, 2002 for the nonamortization of goodwill in accordance with SFAS No. 147.
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation
      Independent Bank Corp. (the “Company”) is a state chartered, federally registered bank holding company headquartered in Rockland, Massachusetts and was incorporated in 1986. The Company is the sole stockholder of Rockland Trust Company (“Rockland” or “the Bank”), a Massachusetts trust company chartered in 1907. The Company also owns 100% of the common stock of Independent Capital Trust III (“Trust III”) and Independent Capital Trust IV (“Trust IV”), each of which have issued trust preferred securities to the public. As of March 31, 2004, Trust III and Trust IV are no longer included in the Company’s consolidated financial statements (see FIN No. 46 discussion within Recent Accounting Pronouncements below). The Bank’s subsidiaries consist of two Massachusetts securities corporations, RTC Securities Corp. I and RTC Securities Corp. X; Taunton Avenue Inc.; and Rockland Trust Community Development LLC. Taunton Avenue Inc. was formed in May 2003 to hold loans, industrial development bonds and other assets. Rockland Trust Community Development LLC was formed in August 2003 to make loans and to provide financial assistance to qualified businesses and individuals in low-income communities in accordance with New Markets Tax Credit Program criteria. All material intercompany balances and transactions have been eliminated in consolidation. Certain amounts in prior year financial statements have been reclassified to conform to the current year’s presentation.

Nature of Operations
      Independent Bank Corp. is a one-bank holding company whose primary asset is its investment in Rockland Trust Company. Rockland is a state-chartered commercial bank, which operates 53 retail branches, seven commercial lending centers, three investment management offices and three residential lending centers, all of which are located in the Plymouth, Barnstable, Norfolk and Bristol counties of southeastern Massachusetts and Cape Cod. Rockland’s deposits are insured by the Federal Deposit Insurance Corporation, subject to regulatory limits. The Company’s primary source of income is from providing loans to individuals and small-to-medium sized businesses in its market area.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Securities
      Securities that are held principally for resale in the near-term and assets used to fund certain executive retirement obligations, which are in the form of Rabbi Trusts, are recorded as trading assets at fair value with changes in fair value recorded in earnings. Interest and dividends are included in net interest income. Quoted market prices, when available, are used to determine the fair value of trading instruments. If quoted market prices are not available, then fair values are estimated using pricing models, quoted prices of instruments with similar characteristics, or discounted cash flows. At December 31, 2004 and 2003, all assets classified in the trading account relate to the Rabbi Trusts.
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
      Purchase premiums and discounts are recognized in interest income using the level yield method, which approximates the effective yield over the terms of the securities. Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as impairment charges. The Company evaluates individual securities that have material fair values below cost for six months or longer to determine if the decline in fair value is other than temporary. Consideration is given to the obligor of the security, whether the security is guaranteed, the liquidity of the security, the type of security, the capital position of security issuers, and payment history of the security, amongst others when evaluating these individual securities.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer or residential loans for impairment disclosures. At December 31, 2004, impaired loans include all commercial real estate loans and commercial and industrial loans on nonaccrual status, and restructured loans.

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

Goodwill and Core Deposit Intangibles
      Goodwill is the price paid over the net fair value of the acquired businesses and is not amortized. Goodwill is evaluated for impairment annually using fair value techniques, including multiples of price to equity and price to earnings. The Company determined that goodwill was not impaired during 2004.
      Core deposit intangibles are identifiable intangible assets which represent the premium paid for purchased deposits and are amortized over seven years using the straight line method which approximates the amount of economic benefits to the Company. Core deposit intangible is reviewed for impairment whenever

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The core deposit intangible has a useful life of approximately seven years.
      The determination of which intangible assets have finite lives is subjective, as is the determination of the amortization period for such intangible assets.

Impairment of Long-Lived Assets Other Than Goodwill
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

Income Taxes
      Deferred income tax assets and liabilities are determined using the asset and liability (or balance sheet) method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Income taxes are allocated to each entity in the consolidated group based on its share of taxable income. Management exercises significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets, including projections of future taxable income.
      Tax credits generated from limited partnerships and the new markets tax credit program are reflected in earnings when realized for federal income tax purposes.

Investment Management Group
      Assets held in a fiduciary or agency capacity for customers are not included in the accompanying consolidated balance sheet, as such assets are not assets of the Company. The Investment Management Group income is recorded on an accrual basis. Assets under management at December 31, 2004 and 2003 were $563.9 million and $481.8 million, respectively.

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
      Derivative financial instruments — As part of asset/liability management, the Bank utilizes interest rate swap agreements and interest rate caps or floors, to hedge various exposures or to modify interest rate characteristics of various balance sheet accounts. An interest rate swap is an agreement whereby one party agrees to pay a floating rate of interest on a notional principal amount in exchange for receiving a fixed rate of interest on the same notional amount for a predetermined period of time from a second party. Interest rate caps and floors are agreements whereby one party agrees to pay a floating rate of interest on a notional principal amount for a predetermined period of time to a second party up to or down to a specified rate of interest. The assets relating to the notional principal amount are not actually exchanged.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The Company formally documents, designates and assesses the effectiveness of transactions that receive hedge accounting. If a derivative qualifies as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in the fair value of assets, liabilities, or firm commitments through earnings or are recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. Also, when a hedged item or derivative is terminated, sold or matures, any remaining value depending on the type of hedge would be recognized in earnings either immediately or over the remaining life of the hedged item.
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
      In addition, the Company enters into commitments to fund residential mortgage loans with the intention of selling them in the secondary market. The Company also enters into forward sales agreements for certain funded loans and loan commitments. The Company records unfunded commitments intended for loans held for sale and forward sales agreements at fair value with changes in fair value recorded as a component of Mortgage Banking Income. Loans originated and intended for sale in the secondary market are carried within residential loans at the lower of cost or estimated fair value in the aggregate.

Guarantees
      Standby letters of credit, excluding commercial letters of credit and other lines of credit, are considered guarantees of the Bank. The Bank enters into a standby letter of credit to guarantee performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved is represented by the contractual amounts of those instruments. Under the standby letters of credit, the Bank is required to make payments to the beneficiary of the letters of credit upon request by the beneficiary so long as all performance criteria have been met. Most guarantees extend up to one year. At December 31, 2004 the maximum potential amount of future payments is $6.9 million all of which is covered by collateral.
      The collateral obtained is determined based upon management’s credit evaluation of the customer and may include cash, accounts receivable, inventory, property, plant, and equipment and income-producing real estate. The majority of the Bank’s letters of credit are collateralized by cash. The recourse provisions of the agreements allow the Bank to collect the cash used to collateralize the agreement. If another business asset is used as collateral and cash is not available, the Bank creates a loan for the customer with the same criteria of its other lending activities. The fair value of the guarantees are $70,000 and $41,000 at December 31, 2004 and 2003. The fair value of these guarantees is not material and not reflected on the balance sheet.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Stock-Based Compensation
      The Company measures compensation cost for stock-based compensation plans as the excess, if any, of the exercise price of options granted over the fair market value of the Company’s stock at the grant date. The Company discloses proforma net income and earnings per share in the notes to its consolidated financial statements as if compensation was measured at the date of grant based on the fair value of the award and recognized over the service period. Beginning July 1, 2005, the Company will adopt Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004) (“SFAS 123R”), “Share-Based Payment (See discussion which follows in recent accounting pronouncements),” which will require the Company to record compensation measured at the date of grant based on the fair value of the awards and recognized over its service period.
      The Company has three stock option plans: the Amended and Restated 1987 Incentive Stock Option Plan (“The 1987 Plan”), the 1996 Non-employee Directors’ Stock Option Plan (“The 1996 Plan”) and the 1997 Employee Stock Option Plan (“The 1997 Plan”). All three plans were approved by the Company’s Board of Directors and shareholders. Compensation cost is not recognized as the exercise price has historically equaled the grant date fair value of the underlying stock. Had the Company recognized compensation cost for these plans over the service period determined as the fair market value of the Company’s stock at the grant date, as determined using the Black-Scholes option-pricing model, the Company’s net income and earnings per share would have been reduced to the following pro forma amounts:

		Years Ended December 31,

		2004	2003	2002

Net Income Available to Common Shareholders:	As Reported (000’s)	$30,767	$26,431	$23,561
	Pro Forma (000’s)	$30,264	$25,754	$23,063
Basic EPS:	As Reported	$2.06	$1.82	$1.63
	Pro Forma	$2.02	$1.77	$1.60
Diluted EPS:	As Reported	$2.03	$1.79	$1.61
	Pro Forma	$2.00	$1.75	$1.58

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants under the 1997 and 1996 plans:

		1997 Plan		1996 Plan

Risk Free Interest Rate	2004	3.35	%(1)	—
		2.64%- 3.49	%(2)	3.19	%(3)
	2003	2.42	%(4)	—
		2.33	%(5)	2.41	%(6)
	2002	2.88%		4.52%
Expected Dividend Yields	2004	1.64	%(1)	—
		1.71%- 2.09	%(2)	2.02	%(3)
	2003	1.73	%(4)	—
		2.13	%(5)	2.56	%(6)
	2002	2.05%		1.77%
Expected Lives	2004	4 years	(1)	—
		3.5 years	(2)	4 years	(3)
	2003	3.5 years	(4)	—
		3 years	(5)	3.5 years	(6)
	2002	3 years		3.5 years
Expected Volatility	2004	28	%(1)	—
		28%- 30	%(2)	28	%(3)
	2003	31	%(4)	—
		33	%(5)	31	%(6)
	2002	33%		33%

(1)	On December 9, 2004, 175,500 options were granted from the 1997 Plan to the Company’s members of Senior Management. The risk free rate, expected dividend yield, expected life and expected volatility for this grant was determined on December 9, 2004.

(2)	On both January 8, 2004 and June 10, 2004, 5,000 options were granted from the 1997 Plan to the Company’s Managing Director of Business Banking. The risk free rate, expected dividend yield, expected life and expected volatility for these grants were determined on the respective grant dates. On both July 19, 2004 and October 20, 2004, 10,000 options were granted from the 1997 Plan to the Company’s Executive Vice President of Retail Banking and Corporate Marketing. The risk free rate, expected dividend yield, expected life and expected volatility for these grants were determined on the respective grant dates.

(3)	On April 27, 2004, 11,000 options were granted from the 1996 Plan to the Company’s Board of Directors. The risk free rate, expected dividend yield, expected life and expected volatility for this grant was determined on April 27, 2004.

(4)	On December 11, 2003, 127,350 options were granted from the 1997 Plan to the Company’s members of Senior Management. The risk free rate, expected dividend yield, expected life and expected volatility for this grant was determined on December 11, 2003.

(5)	On January 9, 2003, 50,000 options were granted from the 1997 Plan to the Company’s President and Chief Executive Officer. The risk free rate, expected dividend yield, expected life and expected volatility for this grant were determined on January 9, 2003.

(6)	On April 15, 2003, 11,000 options were granted from the 1996 Plan to the Company’s Board of Directors. The risk free rate, expected dividend yield, expected life and expected volatility for this grant was determined on April 15, 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Recent Accounting Pronouncements
      SFAS No. 123 (revised 2004)(“SFAS 123R”), “Share-Based Payment” In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004). SFAS No. 123R replaces SFAS No. 123 “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”. SFAS No. 123R will require that the compensation cost relating to share-based payment transactions be recognized in the Company’s financial statements, eliminating pro forma disclosure as an alternative. That cost will be measured based on the grant-date fair value of the equity or liability instruments issued. SFAS No. 123R is effective for public entities as of the first interim or annual period that begins after June 15, 2005. The impact of the Company adopting such accounting can be seen in Note 1, Stock-Based Compensation of the Notes to Consolidated Financial Statements included in Item 8 herein. The Company does believe the adoption of SFAS 123R will have a material impact to the Company and estimates the 2005 gross compensation expense related to share-based payment transactions to be recognized will be approximately $700,000 for the six months of 2005 for which SFAS 123R will be effective. For years 2006 and beyond, a full year of compensation expense will be recognized.
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
      In December 2003, the FASB issued a revised FIN No. 46 (“FIN 46R”), which, in part, addressed limited purpose trusts formed to issue trust preferred securities. FIN 46R required the Company to deconsolidate its two subsidiary trusts (Independent Capital Trust III and Independent Capital Trust IV) on March 31, 2004. The result of deconsolidating these trusts was that trust preferred securities of the trusts, which were classified between liabilities and equity on the balance sheet (mezzanine section), no longer appear on the consolidated balance sheet of the Company. The related minority interest expense also no longer is included in the consolidated statement of income. Due to FIN 46R, the junior subordinated debentures of the parent company that were previously eliminated in consolidation are now included on the consolidated balance sheet within total borrowings. The interest expense on the junior subordinated debentures is included in the net interest margin of the consolidated company, negatively impacting the net interest margin by approximately 0.13% for the full year. There is no impact to net income as the amount of interest previously recognized as minority interest is equal to the amount of interest expense that is recognized currently in borrowings expense offset by the dividend income on the subsidiary trusts common stock that is recognized in other non-interest income. Prior periods were not restated to reflect the changes made by FIN 46R.
      In July 2003, the Board of Governors of the Federal Reserve issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in their Tier 1 capital for regulatory capital purposes until notice is given to the contrary. In May 2004, the Federal Reserve Board requested public comment on a proposed rule that would retain trust preferred securities in the Tier 1 capital of bank holding companies, but with stricter quantitative limits and clearer qualitative standards. The comment period ended July 11, 2004, but no formal ruling has been issued to date. Under the proposal, after a three-year transition period, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25 percent of Tier 1 capital elements, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions. The Federal Reserve intends to review the regulatory implications of any accounting treatment changes and, if necessary or

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
warranted, provide further appropriate guidance. There can be no assurance that the Federal Reserve will continue to allow institutions to include trust preferred securities in Tier 1 capital for regulatory capital purposes. As of December 31, 2004, assuming the Company was not allowed to include the $50.0 million in trust preferred securities issued by Capital Trust III and Capital Trust IV in Tier 1 capital, the Company would still exceed the regulatory required minimums for capital adequacy purposes. If the trust preferred securities were no longer allowed to be included in Tier 1 capital, the Company would also be permitted to redeem the capital securities, which bear interest at 8.625% and 8.375%, respectively, without penalty.
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
      FASB Staff Position (“FSP”) 106-2: “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” In May 2004, the FASB issued FSP 106-2. FSP 106-2 provides guidance on accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”) for employers that sponsor postretirement health care plans that provide prescription drug benefits that are “actuarially equivalent” to Medicare Part D. It also requires certain disclosures regarding the effect of the Federal subsidy provided by the Act. FSP 106-2 is effective for interim or annual periods beginning after June 15, 2004. The reported measures of net periodic postretirement benefit costs for year to date December 31, 2004 do not reflect any amount associated with the Federal subsidy provided by the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”) because the Company does not believe that the benefits provided by the postretirement benefit plans that fall under the Act have a material impact upon the Company’s financial statements.
      FASB Emerging Issues Task Force (“EITF”) Issue 03-1: “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” In November 2003 and March 2004, the FASB’s EITF issued a consensus on EITF Issue 03-1. EITF 03-1 contains new guidance on other-than-temporary impairments of investment securities. The guidance dictates when impairment is deemed to exist, provides guidance on determining if impairment is other than temporary, and directs how to calculate impairment loss. Issue 03-1 also details expanded annual disclosure rules. In September 2004, the FASB’s EITF issued EITF Issue No. 03-1-1 “Effective Date of Paragraphs 10-20 of EITF Issue 03-1 The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, which delays the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of EITF 03-1 to be concurrent with the final issuance of EITF 03-1-a “Implementation Guidance for the Application of Paragraph 16 of EITF 03-1 The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. EITF 03-1-a is currently being debated by the FASB in regards to final guidance and effective date with a comment period that ended October 29, 2004. EITF 03-1, as issued, was originally effective for periods beginning after June 15, 2004 and the disclosure requirements of this consensus remain in effect. The adoption of the original EITF 03-1 (excluding paragraphs 10-20) did not have a material impact on the Company’s financial position or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Under the 1997, 1996 and 1987 stock option plans, respectively, the Company may grant options for up to 1,100,000, 300,000 and 800,000 shares. The Company has cumulatively granted options from each plan, net of cancellations, of 1,034,929, 198,000 and 586,813 shares, respectively, through December 31, 2004.
      The Company has individual stock option agreements for its Chief Executive Officer, two Executive Vice Presidents, Chief Financial Officer, General Counsel, Chief Technology and Operations Officer, two Managing Directors and one Senior Vice President that include a clause that requires that any unvested options that vest upon a change of control, such that trigger the Internal Revenue Service (“IRS”) 280G clause, will be cashed out at the difference between the deal price of the acquisition and the exercise price of the option.
      No shares were available for grant under the 1987 Plan due to the plan’s expiration in 1997. Under each plan the option exercise price equals the market price on date of grant. All options vest between six months and two years and all expire between 2005 and 2014.
      A summary of the status of the Company’s 1997, 1996, and 1987 stock option plans at December 31, 2004, 2003 and 2002 and changes during the years then ended is presented in the tables below:

	2004		2003		2002

		Wtd		Wtd		Wtd
		Avg. Ex.		Avg. Ex.		Avg. Ex.
	Shares	Price	Shares	Price	Shares	Price

Balance, January 1	731,400	$19.95	730,022	$16.52	749,590	$14.31
Granted	216,500	$33.21	188,350	$28.05	137,825	$23.84
Exercised	(111,180)	$16.27	(175,965)	$14.16	(145,192)	$12.20
Canceled	(17,991)	$28.94	(11,007)	$23.48	(12,201)	$14.91

Balance, December 31	818,729	$23.76	731,400	$19.95	730,022	$16.52

Exercisable at December 31	513,383	$18.99	487,065	$16.70	488,726	$14.52

Weighted average fair value of options granted		$7.22		$6.18		$5.37

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Options Outstanding			Options Exercisable

		Weighted
		Average
	Number	Remaining	Weighted		Weighted
	Outstanding	Contractual	Average	Exercisable	Average
	as of	Life	Exercise	as of	Exercise
Range of Exercise Prices	12/31/2004	(Years)	Price	12/31/2004	Price

$ 7.31-$10.25	47,725	1.48	$8.41	47,725	$8.41
$10.26-$15.10	108,165	5.46	$12.43	108,165	$12.43
$15.11-$20.33	178,105	5.47	$19.04	178,105	$19.04
$20.34-$28.96	188,159	8.17	$24.66	141,639	$24.51
$28.97-$34.18	296,575	9.56	$32.62	37,749	$30.14

	818,729	7.34	$23.76	513,383	$18.99

(3)	Trading Assets
      Trading assets, at fair value, consist of the following:

	At December 31,

	2004	2003

	Fair Value

	(In thousands)
Cash Equivalents	$66	$45
Fixed Income Securities	383	489
Marketable Equity Securities	1,123	637

Total	$1,572	$1,171

      The Company realized a gain on trading activities of $113,000 in 2004, $102,000 in 2003, and loss of $100,000 in 2002. The trading assets are held for funding executive retirement obligations. Trading assets are recorded at fair value with changes in fair value recorded in earnings.

(4)	Securities
      The amortized cost, gross unrealized gains and losses, and fair value of securities held to maturity at December 31, 2004 and 2003 were as follows:

	2004				2003

		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

	(In thousands)				(In thousands)
Mortgage-Backed Securities	$8,971	$341	$—	$9,312	$13,156	$592	$—	$13,748
State, County, and Municipal	43,084	1,431		44,515
Securities	—	—	—	—	47,266	2,205	—	49,471
Corporate Debt Securities	55,912	2,790	(370)	58,332	61,472	3,053	(473)	64,052

Total	$107,967	$4,562	$(370)	$112,159	$121,894	$5,850	$(473)	$127,271

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The amortized cost, gross unrealized gains and losses, and fair value of securities available for sale at December 31, 2004 and 2003 were as follows:

	2004				2003

		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

	(In thousands)				(In thousands)
U.S. Treasury and U.S. Government Agency Securities	$140,400	$317	$(361)	$140,356	$144,195	$2,887	$(506)	$146,576
Mortgage-Backed Securities	348,364	2,918	(1,567)	349,715	177,469	4,816	(302)	181,983
Collateralized Mortgage Obligations	172,278	176	(1,792)	170,662	181,734	331	(4,065)	178,000
State, County and Municipal Securities	19,571	52	(70)	19,553	20,792	218	(62)	20,948

Total	$680,613	$3,463	$(3,790)	$680,286	$524,190	$8,252	$(4,935)	$527,507

      The Bank realized gross gains in 2004 and 2003 of $1.5 million and $3.5 million, respectively, and no gains in 2002. There were no losses in 2004 and gross losses of $873,000 and $38,000 realized in 2003 and 2002, respectively. In 2002, the Bank realized an impairment charge to earnings of $4.4 million due to other than temporary impairment on a WorldCom, Inc. bond reclassed to the available for sale portfolio as a result of decrease in credit rating. The WorldCom, Inc. bond was subsequently sold and the Bank realized a security loss of $38,000.
      A schedule of the contractual maturities of securities held to maturity and securities available for sale as of December 31, 2004 is presented below.

	Held to Maturity		Available for Sale

	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value

	(In thousands)		(In thousands)
Due in one year or less	$1,038	$1,038	$24,992	$25,033
Due from one year to five years	102	102	114,980	114,818
Due from five to ten years	10,588	10,920	102,234	103,049
Due after ten years	96,239	100,099	438,407	437,386

Total	$107,967	$112,159	$680,613	$680,286

      The actual maturities of mortgage-backed securities, collateralized mortgage obligations and corporate debt securities will differ from the contractual maturities due to the ability of the issuers to prepay underlying obligations. At December 31, 2004, the Bank has $115.8 million of callable securities in its investment portfolio.
      On December 31, 2004 and 2003, investment securities carried at $103.6 million and $91.8 million, respectively, were pledged to secure public deposits, assets sold under repurchase agreements, treasury tax and loan notes, letters of credit, interest rate derivatives and for other purposes as required by law. Additionally, $241.8 million and $134.7 million of securities were pledged to the Federal Home Loan Bank (“FHLB”) at December 31, 2004 and 2003, respectively.
      At year-end 2004 and 2003, the Company had no investments in obligations of individual states, counties, or municipalities, which exceed 10% of stockholders’ equity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Than Temporarily Impaired Securities
      The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2004.

	Less Than 12 Months		12 Months or Longer		Total

		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(In thousands)
US Treasury Obligations and Direct Obligation of US Government Agencies	$55,380	$(361)	$—	$—	$55,380	$(361)
All Mortgage Backed Securities	288,112	(2,183)	45,478	(1,176)	333,590	(3,359)
Corporate Bonds	2,844	(290)	1,463	(80)	4,307	(370)
City, State and Local Municipal Bonds	3,669	(70)	—	—	3,669	(70)

Total Temporarily Impaired Securities	$350,005	$(2,904)	$46,941	$(1,256)	$396,946	$(4,160)

      At December 31, 2004, the Bank had securities of $396.9 million with $4.2 million of unrealized losses on these securities. $350.0 million of these securities, with the majority of the losses of $2.9 million, have been at a loss position for less than 12 months and $46.9 million of these securities, with losses of $1.3 million, have been at a loss position for longer than 12 months. The Bank believes that these securities are only temporarily impaired and that the full principle will be collected as anticipated.
      Of the total, $55.4 million, or 14.0%, are direct obligations of U.S. Government Agencies and are at a loss position because they were acquired when the general level of interest rates were lower than that on December 31, 2004. As of December 31, 2004, $333.6 million or 84.0% are mortgage backed securities, 100% of which are guaranteed by the U.S. Government or its agencies. The majority of the mortgage backed securities are also at a loss because they were purchased during a lower interest rate environment. The remainder are at loss due to accelerated prepayments driven by the low rate environment. As of December 31, 2004, $4.3 million, or 1.1%, are bank trust preferred securities and are at a loss because of the relative illiquidity in these types of instruments. All bank trust preferred issuers are adequately capitalized and all dividend payments are current. Also, at December 31, 2004, $3.7 million, or the remaining 1.0%, are municipal bonds which are insured by an AAA rated agency and are also at a loss because of the interest rate environment at the time of purchase.
      Because the declines in market value of investments are attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2004.

(5)	Loans and Allowance for Loan Losses
      The vast majority of the Bank’s lending activities are conducted in the Commonwealth of Massachusetts. The Bank originates commercial and residential real estate loans, commercial and industrial loans, and consumer home equity, auto, and other loans for its portfolio. The Bank considers a concentration of credit to a particular industry to exist when the aggregate credit exposure to a borrower, and affiliated group of borrowers or a non-affiliated group of borrowers engaged in one industry exceeds 10% of the Bank’s loan portfolio which includes direct, indirect or contingent obligations. At December 31, 2004, no concentration of credit to a particular industry existed as defined by these parameters.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The composition of loans at December 31, 2004 and 2003 was as follows:

	2004	2003

	(In thousands)
Commercial and Industrial	$176,945	$171,230
Commercial Real Estate	613,300	564,890
Commercial Construction	126,632	75,380
Residential Real Estate	427,556	324,052
Residential Loans Held for Sale	10,933	1,471
Residential Construction	7,316	9,633
Consumer — Home Equity	194,458	132,629
Consumer — Auto	283,964	240,504
Consumer — Other	75,254	61,346

Loans	$1,916,358	$1,581,135

      Net deferred fees included in loans at December 31, 2004 and December 31, 2003 were $1.1 million and $141,000, respectively.
      In addition to the loans noted above, at December 31, 2004 and 2003, the Company serviced approximately $392.0 million and $398.9 million, respectively, of loans sold to investors in the secondary mortgage market and other financial institutions.
      At December 31, 2004 and 2003, loans held for sale amounted to approximately $10.9 million and $1.5 million, respectively. The Company has derivatives consisting of forward sales contracts and commitments to fund loans intended for sale. Forward loan sale contracts and the commitments to fund loans intended for sale are recorded at fair value. This change in fair value resulted in an increase in earnings of $10,000 in 2004 and a decrease in earnings of $184,000 in 2003.
      As of December 31, 2004 and 2003, the Bank’s recorded investment in impaired loans and the related valuation allowance was as follows:

	At December 31,

	2004		2003

	Recorded	Valuation	Recorded	Valuation
	Investment	Allowance	Investment	Allowance

	(In thousands)
Impaired loans:
Valuation allowance required	$1,653	$400	$903	$450
No valuation allowance required	976	—	1,213	—

Total	$2,629	$400	$2,116	$450

      The valuation allowance is included in the allowance for loan losses on the consolidated balance sheet. The average recorded investment in impaired loans for the years ended December 31, 2004 and 2003 was $2.4 million. Interest payments received on impaired loans are recorded as interest income unless collection of the remaining recorded investment is doubtful, at which time payments received are recorded as reductions of principal.
      At December 31, 2004 and 2003, accruing loans 90 days or more past due totaled $245,000 and $156,000, respectively, and nonaccruing loans totaled $2.5 million and $3.4 million respectively. Gross interest income that would have been recognized for the years ended December 31, 2004, 2003 and 2002, if nonperforming loans at the respective dates had been performing in accordance with their original terms approximated $312,000, $210,000, and $227,000, respectively. The actual amount of interest that was collected on these

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
loans during each of those periods and included in interest income was approximately $140,000, $261,000, and $194,000, respectively. There were no commitments to advance additional funds to borrowers whose loans are on nonaccrual.
      The aggregate amount of loans in excess of $60,000 outstanding to directors, principal officers, and principal security holders at December 31, 2004 and 2003 were $19.4 million and $15.2 million, respectively.
      All such loans were made in the ordinary course of business on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other persons, and do not involve more than the normal risk of collectibility or present other unfavorable features.
      An analysis of the total allowances for loan losses for each of the three years ending December 31, 2004, 2003, and 2002 are as follows:

	2004	2003	2002

	(In thousands)
Allowance for loan losses, beginning of year	$23,163	$21,387	$18,190
Loans charged off	(2,599)	(2,329)	(2,465)
Recoveries on loans previously charged off	745	685	1,012

Net charge-offs	(1,854)	(1,644)	(1,453)
Provision charged to expense	3,018	3,420	4,650
Allowance related to business combinations	870	—	—

Allowance for loan losses, end of year	25,197	23,163	21,387
Credit quality discount on acquired loans	—	—	518

Total allowances available for loan losses, end of year	$25,197	$23,163	$21,905

(6) Bank Premises and Equipment
      Bank premises and equipment at December 31, 2004 and 2003 were as follows:

			Estimated
	2004	2003	Useful Life

	(In thousands)		(In years)
Cost:
Land	$5,122	$3,012	N/A
Bank Premises	27,426	26,305	15-39
Leasehold Improvements	10,441	9,183	5-15
Furniture and Equipment	22,896	21,508	3-7

Total Cost	65,885	60,008

Accumulated Depreciation	(29,436)	(27,531)

Net Bank Premises and Equipment	$36,449	$32,477

      Depreciation expense related to bank premises and equipment was $4.2 million in 2004, $4.0 million in 2003, and $4.1 million in 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(7) Deposits
      The following is a summary of original maturities of time deposits as of December 31, 2004:

	Balance of
	Time Deposits
	Maturing	Percent

	(In thousands)
1 year or less	$354,660	79.0%
Over 1 year to 2 years	44,446	9.9%
Over 2 years to 3 years	29,590	6.5%
Over 3 years	20,493	4.6%

Total	$449,189	100.0%

(8) Borrowings
      Short-term borrowings consist of federal funds purchased, assets sold under repurchase agreements, and treasury tax and loan notes. Information on the amounts outstanding and interest rates of short-term borrowings for each of the three years in the period ended December 31 are as follows:

	2004	2003	2002

	(Dollars in thousands)
Balance outstanding at end of year	$65,696	$44,233	$64,563
Average daily balance outstanding	64,287	54,567	73,064
Maximum balance outstanding at any month end	103,031	60,814	81,579
Weighted average interest rate for the year	0.94%	0.91%	1.15%
Weighted average interest rate at end of year	1.18%	1.12%	1.04%
      At December 31, 2004 and 2003, the Bank has $636.7 million and $441.3 million, respectively, of assets pledged as collateral against borrowings.
      The Bank has established two federal funds lines. Borrowings under these lines are classified as federal funds purchased and are $10.0 million each at December 31, 2004 and 2003, respectively. The Bank has established repurchase agreements with major brokerage firms. Borrowings under these agreements are classified as assets sold under repurchase agreements. There were no borrowings outstanding under these lines at December 31, 2004. In addition to these agreements, the Bank has entered into similar agreements with its customers. At December 31, 2004 and 2003 the Bank had $61.5 million and $39.4 million, respectively, of customer repurchase agreements outstanding.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      FHLB borrowings are collateralized by a blanket pledge agreement on the Bank’s FHLB stock, certain qualified investment securities, deposits at the Federal Home Loan Bank, and residential mortgages held in the Bank’s portfolio. The Bank’s borrowing capacity at the Federal Home Loan Bank was approximately $817.7 million at December 31, 2004. In addition, the Bank has a $5.0 million line of credit with the FHLB. A schedule of the maturity distribution of FHLB advances with the weighted average interest rates at December 31, 2004 and 2003 follows:

	2004		2003

		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate

	(Dollars in thousands)
Due in one year or less	$330,330	2.19%	$191,000	1.00%
Due in greater than one year to five years	35,456	3.50%	10,000	5.47%
Due in greater than five years	172,133	4.79%	170,136	4.79%

	$537,919	3.11%	$371,136	2.86%

      Of the $330.3 million outstanding at year-end, and due in one year or less, $75 million of these borrowings are hedged by interest rate swaps to lock the rate of interest at 3.65% on $50 million through November 21, 2006 and 2.49% on the other $25 million through January 21, 2007 of borrowings rather than incur interest expense at the variable 3 month LIBOR rate of interest.
      Also included as long term borrowings are junior subordinated debentures payable to the Company’s unconsolidated special purpose entities (Capital Trust III (“Trust III”) and Capital Trust IV (“Trust IV”)) that issued trust preferred securities to the public. The Company pays interest of 8.625% and 8.375% on $25.8 million of junior subordinated debentures issued by each Trust III and Trust IV, respectively on a quarterly basis in arrears. The weighted average rate of interest paid on these securities is 8.50%. The debentures have a stated maturity date of December 31, 2031, and April 30, 2032, for amounts due to Trust III and Trust IV, respectively and callable by the option of the Trusts on or after December 31, 2006 and April 30, 2007 for amounts due to Trust III and Trust IV, respectively.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Earnings per share consisted of the following components for the years ended December 2004, 2003 and 2002:

	Net Income

	2004	2003	2002

	(In thousands)
Net Income	$30,767	$26,431	$25,066
Less: Trust preferred issuance costs write-off after tax	—	—	1,505

Net Income Available for Common Shareholders	$30,767	$26,431	$23,561

	Weighted Average Shares

	2004	2003	2002

	(In thousands)
Basic Shares	14,963	14,558	14,416
Effect of dilutive securities	191	180	204

Diluted Shares	15,154	14,738	14,620

	Net Income Available to
	Common Shareholders
	per Share

	2004	2003	2002

Basic EPS	$2.06	$1.82	$1.63
Effect of dilutive securities	0.03	0.03	0.02

Diluted EPS	$2.03	$1.79	$1.61

      Options to purchase common stock with an exercise price greater than the average market price of common shares for the period are excluded from the calculation of diluted earnings per share, as their effect on earnings per share would be antidilutive. There were 133,781, 19,734, and 14,382 shares of common stock as of December 31, 2004, 2003, and 2002, respectively, excluded from the calculation of diluted earnings per share.
(10) Goodwill and Core Deposit Intangibles
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
      Goodwill and core deposit intangible as of December 31, 2004 and December 31, 2003 was $55.2 million and $36.2 million, respectively. The increase is due to the acquisition of Falmouth Bancorp, Inc. on July 16, 2004. The transaction was accounted for in accordance with SFAS No. 142, creating goodwill for the excess of purchase price over assets acquired. Core deposit intangible of $2.2 million was recorded upon acquisition of Falmouth Bancorp. for the fair value of the acquired deposit base.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The changes in goodwill and core deposit intangibles for the years ended December 31, 2004 and 2003 are shown in the table below.

	Carrying Amount of
	Goodwill and Core
	Deposit Intangible

		Core Deposit
	Goodwill	Intangible

	(Dollars in thousands)
Balance at December 31, 2002	$36,236	$—
Recorded during the year	—	—
Amortization Expense	—	—

Balance at December 31, 2003	$36,236	$—

Recorded during the year	18,843	2,251
Amortization Expense	—	(148)
Adjustment of purchase accounting estimates	106	—

Balance at December 31, 2004	$55,185	$2,103

      The following table sets forth the estimated annual amortization expense of the core deposit intangible.

	Estimated Annual Amortization Expense

	2005	2006	2007	2008	2009	Thereafter

Core Deposit Intangible	$323	$323	$323	$323	$323	$485

(11) Income Taxes
      The provision for income taxes is comprised of the following components:

	Years Ended December 31,

	2004	2003	2002

	(In thousands)
Current Expense
Federal	$11,716	$10,687	$13,759
State	2,308	4,872	1,083

TOTAL CURRENT EXPENSE	14,024	15,559	14,842

Deferred (Benefit) Expense
Federal	(234)	(210)	(1,899)
State	(167)	187	(650)

TOTAL DEFERRED BENEFIT	(401)	(23)	(2,549)

TOTAL EXPENSE	$13,623	$15,536	$12,293

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The difference between the statutory federal income tax rate and the effective federal income tax rate is as follows:

	Years Ended December 31,

	2004	2003	2002

	(In thousands)
Computed statutory federal income tax provision	$15,536	$14,688	$13,075
State taxes, net of federal tax benefit	1,392	3,288	281
Nontaxable interest, net	(1,129)	(1,201)	(1,067)
Tax Credits	(964)	(214)	(214)
Bank Owned Life Insurance	(666)	(652)	(652)
Other, net	(546)	(373)	870

TOTAL EXPENSE	$13,623	$15,536	$12,293

      During 2003, the Company recognized a $2.0 million charge to state tax expense, net of interest and income tax benefits, due to a settlement with the Massachusetts Department of Revenue on a state tax dispute related to Real Estate Investment Trusts (“REIT”). This amount is included in the above reconciliation of the statutory rate within state taxes.
      The net deferred tax asset that is included in other assets amounted to approximately $1.5 million and $1.0 million at December 31, 2004, and 2003, respectively. The tax-effected components of the net deferred tax asset at December 31, 2004 and 2003 are as follows:

	At Years Ended
	December 31,

	2004	2003

	(In thousands)
Deferred Tax Assets
Allowance for loan losses	$10,571	$9,710
Accrued expenses not deducted for tax purposes	1,487	1,370
Securities fair value adjustment	71	—
Limited Partnerships	304	367

TOTAL	$12,433	$11,447

Deferred Tax Liabilities
Mark to market adjustment	$(2,835)	$(3,951)
Securities fair value adjustment	—	(1,308)
Derivatives fair value adjustment	(849)	(1,144)
Goodwill	(3,368)	(2,246)
Core Deposit Intangible	(891)	—
Tax depreciation	(1,055)	(706)
Fair value adjustment on assets acquired	(673)	—
Mortgage Servicing Asset	(1,233)	(1,085)
Other, net	—	(3)

TOTAL	$(10,904)	$(10,443)

TOTAL NET DEFERRED TAX ASSET	$1,529	$1,004

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(12) Acquisition
      On July 16, 2004, the Company completed its acquisition of Falmouth Bancorp, Inc., the parent of Falmouth Co-operative Bank. In accordance with SFAS No. 142, the acquisition was accounted for under the purchase method of accounting and, as such, was included in our results of operations from the date of acquisition. The Company issued 586,903 shares of common stock. The value of the common stock, $28.74, was determined based on the average price of the Company’s shares over a five day period including the two days preceding the announcement date of the acquisition, the announcement date of the acquisition and the two days subsequent to the announcement date of the acquisition. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition.

Fair Value of
Net Assets
Acquired

(Dollars in
thousands)
Assets:
Cash acquired, net of cash paid	$32,006
Investments	878
Loans, net	96,852
Premises and Equipment	4,060
Goodwill	18,843
Core Deposit Intangible	2,251
Other Assets	3,548

Total Assets Acquired	$158,438

Liabilities:
Deposits	$136,701
Borrowings	2,756
Other Liabilities	2,113

Total Liabilities Assumed	$141,570

Net Assets Acquired	$16,868

(13) Employee Benefits

Pension
      All eligible officers and employees of the Bank, which includes substantially all employees of the Bank, are included in a noncontributory, defined benefit pension plan (the “Pension Plan”) provided by the Bank. The Pension Plan is administered by Pentegra (the “Fund”). The Fund does not segregate the assets or liabilities of all participating employers and, accordingly, disclosure of accumulated vested and nonvested benefits is not possible. Contributions are based on each individual employer’s experience. The pension plan year is July 1st through June 30th. The Bank has made cash contributions to the Fund of $2.8 million and $841,000 during 2004 and 2003, respectively, of which $2.0 million relates to the 2004-2005 plan year and $1.6 million relates to the 2003-2004 plan year. No contributions to the plan were required for the 2002-2003 plan year. Pension expense was $1.8 million, $841,000, and $0 for 2004, 2003, and 2002, respectively.

Post-Retirement Benefits
      Employees retiring from the Bank after attaining age 65 who have rendered at least 10 years of continuous service to the Bank are entitled to have a portion of the premium for post-retirement health care

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Post-retirement benefit expense was $198,000, $177,000 and $171,000 in 2004, 2003 and 2002, respectively. Contributions paid to the plan, which were used only to pay the current year benefits were $39,000, $54,000, and $61,000 for 2004, 2003, and 2002, respectively. The Company’s best estimate of contributions expected to be paid in 2005 is $65,000. See the following table for the benefits expected to be paid in each of the next five years, and in the aggregate for the five years thereafter:

Post-Retirement Expected
Years	Benefit Payment

(Dollars in thousands)
2005	$64,987
2006	68,542
2007	74,324
2008	74,266
2009	78,862
2010-2014	534,076

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The measurement date used to determine the post retirement plan benefits is December 31st for each of the years reported. The following table illustrates the status of the post-retirement benefit plan at December 31 for the years presented:

	Post-Retirement Benefits

	2004	2003	2002

	(Dollars in thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$1,142	$971	$927
Service cost	79	65	62
Interest cost	71	65	63
Other	190	95	(20)
Benefits paid	(39)	(54)	(61)

Benefit obligation at end of year	1,443	1,142	971

Funded Status	(1,443)	(1,142)	(971)
Unrecognized net actuarial gain	264	75	(20)
Unrecognized net transition liability	266	300	334
Unrecognized prior service cost	66	79	91

Accrued benefit cost	$(847)	$(688)	$(566)

Weighted-average assumptions
Discount rate used for net periodic benefit cost	6.25%	7.00%	7.00%
Discount rate used for benefit obligations	5.75%	6.25%	7.00%
Components of net periodic benefit cost
Service cost	$79	$65	$62
Interest cost	71	65	63
Expected return on plan assets	—	—	—
Amortization of transition obligation	34	34	34
Amortization of prior service cost	12	13	12
Recognized net actuarial (gain) loss	2	—	—

Net periodic benefit cost	$198	$177	$171

Supplemental Executive Retirement Plans
      The Bank maintains supplemental retirement plans for highly paid employees designed to offset the impact of regulatory limits for pension plans for these highly paid employees under qualified pension plans. There are supplemental retirement plans in place for six current and four former employees.
      In connection with these plans, the Bank had entered into twelve Split Dollar Life Insurance policies with eight of these individuals. In 2003, in response to changes to regulatory and IRS treatment of Split Dollar Life Insurance policies, which would require premium payments by the Bank in these policies to be considered a loan to the employee, five of these individuals transferred 100% ownership in eight policies to the Bank. The Bank is the beneficiary of the policies and they are included as Bank Owned Life Insurance (“BOLI”) as an asset of the Bank. One individual reimbursed the Bank for its interest in one of these policies for which the Bank endorsed the policy over to the individual. Three split dollar life policies for three former executives remain unchanged as no additional payments are required by the Bank on the policies. The Bank will recover amounts paid into the policies upon either the death of the individual or at age 65, depending upon the policy.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Bank has established and funded Rabbi Trusts to accumulate funds in order to satisfy the contractual liability of the supplemental retirement plan benefits for six current executives and two former executives. These agreements provide for the Bank to pay all benefits from its general assets, and the establishment of these trust funds does not reduce nor otherwise affect the Bank’s continuing liability to pay benefits from such assets except that the Bank’s liability shall be offset by actual benefit payments made from the trusts. The related trust assets totaled $1,572,000 and $1,171,000 at December 31, 2004 and 2003, respectively.
      At December 31, 2004 and 2003, the Company’s liability for these plans was $1.9 million and $1.6 million, respectively. Supplemental retirement expense amounted to $418,000, $377,000, and $799,000 for fiscal years 2004, 2003, and 2002, respectively. Contributions paid to the plan, which were used only to pay the current year benefits were $124,000 in 2004, $67,000 in 2003 and $25,000 for 2002. The Company’s best estimate of contributions expected to be paid in 2005 is $124,000. See the following table for the benefits expected to be paid in each of the next five years and in the aggregate for the five fiscal years thereafter:

Supplemental Executive
Retirement Plans
Years	Expected Benefit Payment

(Dollars in thousands)
2005	$124,381
2006	124,381
2007	124,381
2008	142,619
2009	217,593
2010-2014	1,150,008
      In 2003, in connection with the revisions to supplemental executive retirement plans described above, the Company elected to account for these plans under SFAS No. 87, “Employers’ Accounting for Pensions.” The Company elected to recognize its additional benefit obligation that had not been recorded as of the beginning of the year of approximately $537,000 at January  1, 2003, and will be amortizing this amount prospectively on a straight-line basis over the average estimated service period of the beneficiaries of approximately 13 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The measurement date used to determine the supplemental executive retirement plans benefits is December 31st for each of the years reported. The following table illustrates the status of the supplemental executive retirement plans at December 31, for the years presented:

	Supplemental
	Executive Retirement
	Benefits

	2004	2003

	(Dollars in thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$2,042	$1,133
Service cost	138	223
Interest cost	122	111
Unamortized prior service cost	—	537
Plan amendment	114
Actuarial loss	—	105
Benefits paid	(124)	(67)

Benefit obligation at end of year	2,292	2,042

Funded status	(2,292)	(2,042)
Unrecognized net actuarial loss	106	105
Unrecognized prior service cost	449	494

Accrued benefit cost	$(1,737)	$(1,443)

Amounts recognized in the statement of financial position consist of:
Accrued benefit cost	$(1,737)	$(1,443)
Accrued benefit liability	1,892	1,602
Intangible Asset	(139)	(155)
Other	(16)	(4)

Net amount recognized	$—	$—

Discount rate used for net periodic benefit cost	6.25%	6.75%
Discount rate used for benefit obligation	5.75%	6.25%
Expected return on plan assets	—	—
Rate of compensation increase	5.00%	5.00%
Components of net periodic benefit cost
Service cost	$138	$223
Interest cost	122	111
Amortization of prior service cost	158	43

Net periodic benefit cost	$418	$377

Accumulated benefit obligation
Accumulated benefit obligation	$1,847	$1,551

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Employee Benefits
      In 1994, the Bank implemented an incentive compensation plan in which senior management, and officers are eligible to participate at varying levels. The plan provides for awards based upon the attainment of a combination of Bank, divisional and individual performance objectives. In addition, the Bank from time to time has paid a discretionary bonus to non-officers of the bank. The expense for this plan and the discretionary bonus amounted to $2.5 million, $3.0 million and $2.9 million in 2004, 2003 and 2002, respectively.
      Also, in 1994, the Bank amended its Profit Sharing Plan by converting it to an Employee Savings Plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Employee Savings Plan, participating employees may defer a portion of their pre-tax earnings, not to exceed the Internal Revenue Service annual contribution limits. On April 14, 2004, the Bank amended the 401K Plan to eliminate company matching contributions. In the fourth quarter of 2004 in place of the 401K match contributions, the Company contributed a discretionary $250,000 of profit sharing into the plan to be disbursed amongst the participants of the plan. Prior to 2004, the Bank matched 50% of each employee’s contributions up to 6% of the employee’s earnings. A match of 25% of each employee’s contributions up to 6% of the employee’s earnings was restored in January 2005. In 2004, 2003 and 2002, the expense for this plan amounted to $448,000, $655,000 and $601,000, respectively.
      The Company also maintains a deferred compensation plan for the Company’s Board of Directors. The Board of Directors are entitled to elect to defer their director’s fees until retirement. If the Director elects to do so, their compensation is invested in the Company’s stock and maintained within the Company’s Investment Management Group. The amount of compensation deferred in 2004, 2003, and 2002 was $70,000, $54,000, and $81,000, respectively. The Company has 171,436 treasury shares provided for the plan with a related liability of $1.4 million established within shareholders’ equity.
      In 1998, the Bank purchased $30.0 million of Bank Owned Life Insurance (BOLI). The Bank purchased these policies for the purpose of protecting itself against the cost/loss due to the death of key employees and to offset the Bank’s future obligations to its employees under its retirement and benefit plans. As discussed above under Post Retirement Benefits, additional policies covering the Senior Executives of the Bank were added in 2003. The total value of this BOLI was $42.7 million and $40.5 million at December 31, 2004 and 2003, respectively. The Bank recorded income from BOLI of $1.9 million for each of the years 2004, 2003 and 2002.
      The Company has entered into Employment Agreements with its President and Chief Executive Officer, two Executive Vice Presidents, Chief Financial Officer, General Counsel, Chief Technology and Operations Officer and one Senior Vice President. The agreements generally provide for the continued payment of specified compensation and benefits upon termination without cause for eighteen months for the Chief Executive Officer, and one year for the other executives. In the event of a change in control, as defined in the agreements, payments will also be provided, upon termination without cause or resignation for good reason of the Chief Executive Officer, for three years grossed up for any amounts in excess of IRS 280G limitations. In addition, in the event of a change in control, as defined in the agreements, payments will also be provided for three years to the two Executive Vice Presidents, Chief Financial Officer, General Counsel, Chief Technology and Operations Officer and one Senior Vice President, upon involuntary termination or upon voluntary termination during a thirty day window period beginning one year after a change of control. Additionally, two Managing Directors are provided with three years salary and certain Senior Vice Presidents and key personnel are provided severance of one year salary in the event of a change of control for the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(14)	Other Non-Interest Expenses
      Included in other non-interest expenses for each of the three years in the period ended December 31, 2004, 2003 and 2002 were the following:

	2004	2003	2002

	(In thousands)
Postage expense	$942	$1,034	$998
Exams and audits	626	496	581
Debit card & ATM processing	624	546	519
Recruitment	493	325	512
Business development	482	205	211
Legal fees	478	534	537
Office supplies and printing	644	524	826
Software maintenance	308	628	685
Loss on CRA investment	178	549	1,165
Other non-interest expenses	8,040	6,986	7,037

TOTAL	$12,815	$11,827	$13,071

(15)	Fair Value of Financial Instruments
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table reflects the book and fair value of financial instruments, including on-balance sheet and off-balance sheet instruments as of December 31, 2004 and 2003.

	2004		2003

	Book Value	Fair Value	Book Value	Fair Value

	(In Thousands)		(In Thousands)
FINANCIAL ASSETS
Cash and Due From Banks	$62,961	$62,961	$75,495	$75,495	(a)
Federal Funds Sold & Short Term Investments	2,735	2,735	—	—	(a)
Securities Held To Maturity	107,967	112,159	121,894	127,270	(b)
Securities Available For Sale	680,286	680,286	527,507	527,507	(b)
Trading Assets	1,572	1,572	1,171	1,171	(b)
Federal Home Loan Bank Stock	28,413	28,413	21,907	21,907	(c)
Net Loans	1,880,228	1,910,221	1,556,501	1,595,373	(d)
Loans Held For Sale	10,933	10,933	1,471	1,488	(b)
Mortgage Servicing Rights	3,291	3,291	3,178	3,178	(f)
Bank Owned Life Insurance	42,664	42,664	40,486	40,486	(b)
FINANCIAL LIABILITIES
Demand Deposits	495,500	495,500	448,452	448,452	(e)
Savings and Interest Checking Accounts	614,481	614,481	535,870	535,870	(e)
Money Market and Super Interest Checking Accounts	501,065	501,065	347,530	347,530	(e)
Time Deposits	449,189	446,027	451,486	451,873	(f)
Federal Funds Purchased and Assets Sold Under Repurchase Agreements	61,533	61,533	39,425	39,425	(f)
Treasury Tax and Loan Notes	4,163	4,163	4,808	4,808	(a)
Federal Home Loan Bank Borrowings	537,919	545,496	371,136	370,465	(f)
Junior Subordinated Debentures	51,546	54,230	47,857	52,257	(f)
UNRECOGNIZED FINANCIAL INSTRUMENTS
Standby Letters of Credit	—	70	—	42	(g)
FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET NOTIONAL AMOUNTS
Interest Rate Swap Agreements	142	142	(1,558)	(1,558	)(b)
Forward Commitments to Sell Loans	(47)	(47)	(2)	(2	)(b)
Commitments to Originate Fixed Rate Loans	148	148	89	89	(b)

(a)	Book value approximates fair value due to short term nature of these instruments.

(b)	Fair value was determined based on market prices or dealer quotes.

(c)	Federal Home Loan Bank stock is redeemable at cost.

(d)	The fair value of loans was estimated by discounting anticipated future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

(e)	Fair value is presented as equaling book value. SFAS No. 107 requires that deposits which can be withdrawn without penalty at any time be presented at such amount without regard to the inherent value of such deposits and the Bank’s relationship with such depositors.

(f)	The fair value of these instruments is estimated by discounting anticipated future cash payments using rates currently available for instruments with similar remaining maturities.

(g)	The fair value of these instruments was estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of customers.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(16)	Commitments and Contingencies

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
      Off-balance sheet financial instruments whose contractual amounts present credit risk include the following at December 31, 2004 and 2003.

	2004	2003

	(In thousands)
Commitments to extend credit:
Fixed Rate	$9,949	$7,464
Adjustable Rate	8,198	12,886
Unused portion of existing credit lines	415,332	339,762
Unadvanced construction loans	60,628	49,678
Standby letters of credit	7,148	6,211
Interest rate swaps — notional value	75,000	50,000
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
      As a component of its asset/liability management activities intended to control interest rate exposure, the Bank has entered into certain hedging transactions. Interest rate swap agreements represent transactions, which involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal amounts. On December 31, 2004 the Company had interest rate swaps with a total notional amount of $75.0 million used to hedge the variability in the cash outflows of LIBOR based borrowings attributable to changes in interest rates. Under these swaps the Company pays a fixed rate of 3.65% on a $50.0 million notional amount and 2.49% on a $25.0 million notional amount and receives 3 month LIBOR. These interest rate swaps meet the criteria for cash flow hedges under SFAS No. 133. All changes in the fair value of the interest rate swaps are recorded, net of tax, through equity as other comprehensive income. The fair value of these swaps was a positive $142,000 on December 31, 2004. On December 31, 2003, the Company had the $50.0 million notional amount of swaps that the Company pays 3.65% and receives 3 month LIBOR still outstanding at December 31, 2004. The fair value of these swaps was a negative $1.5 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As a result of interest rate swaps, the Bank realized income of $755,000, $2.1 million and $2.8 million for the years ended December 31, 2004, 2003 and 2002, respectively. There was no impact on income as a result of hedge ineffectiveness associated with interest rate swaps.
      During 2002, the Company sold interest rate swaps resulting in gross gains of $7.1 million. The gain was deferred and is being amortized over the lives of the hedged items. The deferred gain is classified in other comprehensive income, net of tax, as a component of equity with the amortized gains recognized into earnings. At December 31, 2004, there are $1.9 million gross, or $1.1 million, net of tax, of such deferred gains included in other comprehensive income.
      Entering into interest rate swap agreements involves both the credit risk of dealing with counterparties and their ability to meet the terms of the contracts and interest rate risk. While notional principal amounts are generally used to express the volume of these transactions, the amounts potentially subject to credit risk are smaller due to the structure of the agreements. The Bank is a direct party to these agreements that provide for net settlement between the Bank and the counterparty on a monthly, quarterly or semiannual basis. Should the counterparty fail to honor the agreement, the Bank’s credit exposure is limited to the net settlement amount. The Bank had $93,000 net payable at December 31, 2004 and $141,000 net payable at December 31, 2003.
Leases
      The Company leased equipment, office space and certain branch locations under non-cancelable operating leases. The following is a schedule of minimum future lease commitments under such leases as of December 31, 2004:

Lease
Years	Commitments

(In Thousands)
2005	$2,746
2006	2,276
2007	1,734
2008	1,589
2009	1,344
Thereafter	7,324

Total future minimum rentals	$17,013

      Rent expense incurred under operating leases was approximately $2.5 million in 2004, $2.6 million in 2003 and $2.4 million in 2002. Renewal options ranging from 3 to 10 years exist for several of these leases. The Company has entered into lease agreements with related third parties on substantially the same terms as those prevailing at the time for comparable transactions with unrelated parties. Rent expense incurred under related party leases was approximately $804,000 in 2004, $682,000 in 2003 and $709,000 in 2002. In addition, the Company has a sub-lease in which it earns lease income which was approximately $71,000, $69,000 and $77,000 for 2004, 2003 and 2002, respectively.
     Other Contingencies
      At December 31, 2004, there were lawsuits pending that arose in the ordinary course of business. Management has reviewed these actions with legal counsel and has taken into consideration the view of counsel as to the outcome of the litigation. In the opinion of management, final disposition of these lawsuits is not expected to have a material adverse effect on the Company’s financial position or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Bank is required to maintain certain reserve requirements of vault cash and/or deposits with the Federal Reserve Bank of Boston. The amount of this reserve requirement included in cash and due from banks was $3.6 million and $4.1 million at December 31, 2004 and 2003, respectively.
      On April 1, 2004 the FNMA Master Commitment to deliver and sell loans was executed with an expiration date of March 31, 2005 and decreased from $75.0 million to $60.0 million (all of which is optional to the Company). On December 1, 2004, the FHLMC Master Commitment to deliver and sell loans was executed with an expiration date of November 30, 2005 and decreased from $95.0 million to $25.0 million (all of which is optional to the Company).

(17)	Corporation-Obligated Mandatorily Redeemable Trust Preferred Securities
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
      Effective March 31, 2004, the Company no longer consolidates its investment in Capital Trust III and Capital Trust IV previously recorded in the mezzanine section of the balance sheet between liabilities and equity as Corporation-Obligated Mandatorily Redeemable Trust Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures of the Corporation due to the adoption of FIN No. 46 (see Note 2 of the Notes to Consolidated Financial Statements in Item 8 hereof). Rather, the Company now classifies its obligation to the trusts within borrowings as Junior Subordinated Debentures. Additionally, the distributions payable on these securities and the amortization of the issuance costs are no longer being reported as Minority Interest. The interest expense on the debentures, offset by the amortization of the issuance costs, is now captured as borrowings expense.
      Corporation-Obligated Mandatorily Redeemable Trust Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures of the Corporation were $47.9 million at December 31, 2003. Junior Subordinated Debentures were $51.5 at December 31, 2004. The difference between these amounts at December 31, 2003 and December 31, 2004, respectively are the unamortized issuance costs. These costs were net against the Corporation-Obligated Mandatorily Redeemable Trust Preferred Securities of Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Trust Holding Solely Junior Subordinated Debentures of the Corporation when consolidated in the Company’s balance sheet and were reclassified to Other Assets upon the adoption of FIN No. 46.
      Unamortized issuance costs at December 31, 2004 were $1.1 million and $1.0 million for Trust III and Trust IV, respectively. Unamortized issuance costs at December 31, 2003 were $1.1 million and $1.0 million for Trust III and Trust IV, respectively. Additional costs associated with the issuance of the trust preferred securities are added on periodically.
      In 2002, upon the exercise of the call option of Trust I and Trust II, the remaining balance of their issuance costs were written off net of tax as a direct charge to equity of $738,000 on January 31st, and $767,000 on May 20th, respectively.
      Minority Interest expense was $1.1 million, $4.4 million, and $5.0 million in 2004, 2003, and 2002, respectively. Interest expense on the junior subordinated debentures, reported in borrowings expense, was $3.3 million in 2004.
      The Company unconditionally guarantees all Trust III and Trust IV obligations under the trust preferred securities.
      In December 2004, the Company’s Board of Directors declared a cash dividend of $0.54 and $0.52 per share to stockholders of record of Trust III and Trust IV, respectively, as of the close of business on December 30, 2004. The dividend was paid on December 31, 2004.

(18)	Regulatory Capital Requirements
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
      Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2004 that the Company and the Bank met all capital adequacy requirements to which they are subject.
      As of December 31, 2004, the most recent notification from the Federal Deposit Insurance Corporation, and the Commonwealth of Massachusetts relating to the Bank, categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized an insured depository institution must maintain minimum Total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company’s and the Bank’s actual capital amounts and ratios are also presented in the table.

								To be Well Capitalized
								Under Prompt
				For Capital				Corrective Action
	Actual			Adequacy Purposes				Provisions

	Amount	Ratio		Amount		Ratio		Amount		Ratio

	(Dollars in thousands)
As of December 31, 2004:
Company: (Consolidated)
Total capital (to risk weighted assets)	$226,992	11.44%	≥	$158,692	≥	8.0%		N/A		N/A
Tier 1 capital (to risk weighted assets)	202,191	10.19	≥	79,346	≥	4.0		N/A		N/A
Tier 1 capital (to average assets)	202,191	7.06	≥	114,524	≥	4.0		N/A		N/A
Bank:
Total capital (to risk weighted assets)	$223,398	11.29%	≥	$158,276	≥	8.0%	≥	197,846	≥	10.0%
Tier 1 capital (to risk weighted assets)	198,662	10.04	≥	79,138	≥	4.0	≥	118,707	≥	6.0
Tier 1 capital (to average assets)	198,662	6.95	≥	114,372	≥	4.0	≥	142,965	≥	5.0
As of December 31, 2003:
Company: (Consolidated)
Total capital (to risk weighted assets)	$202,669	12.25%	≥	$132,326	≥	8.0%		N/A		N/A
Tier 1 capital (to risk weighted assets)	181,962	11.00	≥	66,163	≥	4.0		N/A		N/A
Tier 1 capital (to average assets)	181,962	7.60	≥	95,828	≥	4.0		N/A		N/A
Bank:
Total capital (to risk weighted assets)	$192,668	11.66%	≥	$132,147	≥	8.0%	≥	$165,184	≥	10.0%
Tier 1 capital (to risk weighted assets)	171,989	10.41	≥	66,074	≥	4.0	≥	99,110	≥	6.0
Tier 1 capital (to average assets)	171,989	7.18	≥	95,837	≥	4.0	≥	119,796	≥	5.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(19)	Selected Quarterly Financial Data (Unaudited)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter

	2004	2003	2004	2003	2004	2003	2004	2003

	(Dollars in thousands, except per share data)
INTEREST INCOME	$31,074	$32,363	$32,142	$32,709	$34,941	$31,935	$36,456	$31,299
INTEREST EXPENSE	7,639	8,661	9,173	8,444	9,911	7,820	10,074	7,608

NET INTEREST INCOME	$23,435	$23,702	$22,969	$24,265	$25,030	$24,115	$26,382	$23,691

PROVISION FOR LOAN LOSSES	744	930	744	930	761	930	769	630
NON-INTEREST INCOME	6,258	5,841	6,457	6,327	6,233	7,069	6,193	5,927
NET GAIN ON SECURITIES	997	247	—	1,956	461	124	—	302
GAIN ON BRANCH SALE	—	—	—	—	—	—	1,756	—
NON-INTEREST EXPENSES	18,966	18,074	18,670	18,057	18,559	18,145	20,814	17,610
MERGER & ACQUISITION EXPENSE	—	—	221	—	463	—	—	—
PREPAYMENT PENALTY ON BORROWINGS	—	—	—	1,941	—	—	—	—
MINORITY INTEREST	1,072	1,090	—	1,083	—	1,095	—	1,084
PROVISION FOR INCOME TAXES	3,208	7,266	3,170	1,365	3,679	3,620	3,565	3,285

NET INCOME	$6,700	$2,430	$6,621	$9,172	$8,262	$7,518	$9,183	$7,311

BASIC EARNINGS PER SHARE	$0.46	$0.17	$0.45	$0.63	$0.55	$0.52	$0.60	$0.50

DILUTED EARNINGS PER SHARE	$0.45	$0.17	$0.45	$0.63	$0.54	$0.51	$0.59	$0.49

Weighted average common shares (Basic)	14,651,901	14,497,817	14,688,789	14,525,868	15,142,272	14,582,168	15,311,051	14,622,273
Common stock equivalents	205,330	161,463	164,961	143,066	178,821	189,656	220,075	212,581
Weighted average common shares (Diluted)	14,857,231	14,659,280	14,853,750	14,668,934	15,321,093	14,771,824	15,531,126	14,834,854

(20)	Parent Company Financial Statements
      Condensed financial information relative to the Parent Company’s balance sheets at December 31, 2004 and 2003 and the related statements of income and cash flows for the years ended December 31, 2004, 2003, and 2002 are presented below. The statement of stockholders’ equity is not presented below as the parent company’s stockholders’ equity is that of the consolidated Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
BALANCE SHEETS

	At December 31,

	2004	2003

	(In thousands)
Assets:
Cash*	$3,854	$9,889
Investments in subsidiaries*	258,761	212,831
Deferred tax asset	196	156
Deferred stock issuance costs	2,067	—
Other assets	8	590

Total assets	$264,886	$223,466

Liabilities and Stockholders’ Equity:
Dividends payable	$2,146	$1,902
Junior subordinated debentures	51,546	51,546
Deferred stock issuance costs	—	(2,143)
Accrued federal income taxes	352	304
Other liabilities	99	10

Total liabilities	54,143	51,619
Stockholders’ equity	210,743	171,847

Total liabilities and stockholders’ equity	$264,886	$223,466

*	Eliminated in consolidation
STATEMENTS OF INCOME

	Years Ended December 31,

	2004	2003	2002

	(In thousands)
Income:
Dividends received from subsidiaries	$21,778	$11,958	$12,623
Interest income	38	59	158

Total income	21,816	12,017	12,781

Expenses:
Interest expense	4,448	4,381	5,068
Other expenses	702	452	205

Total expenses	5,150	4,833	5,273

Income before income taxes and equity in undistributed income of subsidiaries	16,666	7,184	7,508
Equity in undistributed income of subsidiaries	12,491	16,544	14,941
Income tax benefit	1,610	2,703	2,617

Net income	$30,767	$26,431	$25,066

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
STATEMENTS OF CASH FLOWS

	Years Ended December 31 ,

	2004	2003	2002

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$30,767	$26,431	$25,066
ADJUSTMENTS TO RECONCILE NET INCOME TO CASH PROVIDED FROM OPERATING ACTIVITIES:
Amortization	87	103	125
Deferred Issuance Costs on Trust Preferred Securities	—	—	(1,245)
(Increase) Decrease in other assets	(11)	(154)	11
Increase (Decrease) in other liabilities	89	137	(132)
Equity in income of subsidiaries	(12,491)	(16,544)	(14,941)

TOTAL ADJUSTMENTS	(12,326)	(16,458)	(16,182)

NET CASH PROVIDED FROM OPERATING ACTIVITIES	18,441	9,973	8,884

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Capital Investment in subsidiary — Rockland Trust Company-Falmouth Acquisition	(18,131)	—	—
Capital Investment in subsidiary — Independent Capital Trust IV	—	—	(773)
Redemption of Common Stock in Independent Capital Trust I	—	—	889
Redemption of Common Stock in Independent Capital Trust II	—	—	773

NET CASH PROVIDED (USED IN) FROM INVESTING ACTIVITIES	(18,131)	—	889

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Proceeds from stock issued and stock options exercised	1,808	2,293	1,513
Issuance of junior subordinated debentures	—	—	25,773
Redemption of junior subordinated debentures	—	—	(55,412)
Dividends paid	(8,153)	(7,414)	(6,776)

NET CASH USED IN FINANCING ACTIVITIES	(6,345)	(5,121)	(34,902)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,035)	4,852	(25,129)
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE YEAR	9,889	5,037	30,166

CASH AND CASH EQUIVALENTS AT THE END OF THE YEAR	$3,854	$9,889	$5,037

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Income taxes	$456	$912	$456
Interest on junior subordinated debentures	$4,381	$4,381	$5,068
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of shares from Treasury Stock for the exercise of stock options	1,739	2,607	2,077

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None

Item 9A.	Controls and Procedures
      Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based upon that evaluation, the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this annual report.
      Changes in Internal Controls over Financial Reporting There were no changes in our internal control over financial reporting that occurred during the fourth quarter that have materially affected, or are, reasonably likely to materially affect, the Company’s internal controls over financial reporting.
      Management’s Report on Internal Control Over Financial Reporting Management of Independent Bank Corp. is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15(d) -15f under the Securities and Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Independent Bank Corp.’s internal control over financial reporting includes those policies and procedures that:

(i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflects the transactions and disposition of the assets of the company;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      Management assessed the effectiveness of the Company’s internal control over financial reporting as of year-end December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.
      Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of year-end December 31, 2004.
      Independent Bank Corp.’s independent auditors have issued an attestation report on management’s assessment of the company’s internal control over financial reporting. That report appears below.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Independent Bank Corp.:
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Controls over Financial Reporting, that Independent Bank Corp. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Independent Bank Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that Independent Bank Corp. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Independent Bank Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Independent Bank Corp. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 4, 2005 expressed an unqualified opinion on those consolidated financial statements.

Boston, MA
March 4, 2005

Item 9B.	Other Information
      None
PART III

Item 10.	Directors and Executive Officers of Independent Bank Corp.
      The information required herein is incorporated by reference from the Company’s proxy statement (the “Definitive Proxy Statement”) relating to its April 21, 2005, Annual Meeting of Stockholders that will be filed with the Commission within 120 days following the fiscal year end December 31, 2004.

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
      (a) Documents Filed as Part of this Report

(1) The following financial statements are incorporated herein by reference from Item 8 hereto:

Management’s Report on Internal Control over Financial Reporting

Reports of Independent Registered Public Accounting Firm.

Consolidated balance sheets as of December 31, 2004 and 2003.

Consolidated statements of income for each of the years in the three-year period ended December 31, 2004.

Consolidated statements of stockholders’ equity for each of the years in the three-year period ended December 31, 2004.

Consolidated statements of comprehensive income for each of the years in the three-year period ended December 31, 2004.

Consolidated statements of cash flows for each of the years in the three-year period ended December 31, 2004.

Notes to Consolidated Financial Statements.

(2) All schedules for which provision is made in the applicable accounting regulations of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

(3) The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

EXHIBIT INDEX

No.		Exhibit

3	.(i)	Restated Articles of Organization, as amended to date, incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 1993.
3	.(ii)	Bylaws of the Company, as amended as of January 9, 2003, incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2003.
4.1		Specimen Common Stock Certificate, incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 1992.
4.2		Specimen Preferred Stock Purchase Rights Certificate, incorporated by reference to the Company’s Form 8-A Registration Statement filed by the Company on November 5, 2001.
4.3		Indenture of Registrant relating to the 8.625% Junior Subordinated Debentures issued Independent Capital Trust III, incorporated by reference to the Form 8-K filed by the Company on April 18, 2002.
4.4		Form of Certificate of 8.625% Junior Subordinated Debenture (included as Exhibit A to Exhibit 4.3).
4.5		Amended and Restated Declaration of Trust for Independent Capital Trust III, incorporated by reference to the Form 8-K filed by the Company on April 18, 2002.
4.6		Form of Preferred Security Certificate for Independent Capital Trust III (included as Exhibit D to Exhibit 4.5).
4.7		Preferred Securities Guarantee Agreement of Independent Capital Trust III, incorporated by reference to the Form 8-K filed by the Company on April 18, 2002.
4.8		Indenture of Registrant relating to the 8.375% Junior Subordinated Debentures issued to Independent Capital Trust IV, incorporated by reference to the Form 8-K filed by the Company on April 18, 2002.
4.9		Form of Certificate of 8.375% Junior Subordinated Debenture (included as Exhibit A to Exhibit 4.8).
4.10		Amended and Restated Declaration of Trust for Independent Capital Trust IV, incorporated by reference to the Form 8-K filed by the Company on April 18, 2002.
4.11		Form of Preferred Security Certificate for Independent Capital Trust IV (included as Exhibit D to Exhibit 4.10).
4.12		Preferred Securities Guarantee Agreement of Independent Capital Trust IV, incorporated by reference to the Form 8-K filed by the Company on April 18, 2002.
10.1		Amended and Restated Independent Bank Corp. 1987 Incentive Stock Option Plan (“Stock Option Plan”) (Management contract under Item 601(10)(iii)(A)). Incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 1994.
10.2		Independent Bank Corp. 1996 Non-Employee Directors’ Stock Option Plan (Management contract under Item 901(10)(iii)(A)). Incorporated by reference to the Company’s Definitive Proxy Statement for the 1996 Annual Meeting of Stockholders filed with the Commission on March 19, 1996.
10.3		Independent Bank Corp. 1997 Employee Stock Option Plan (Management contract under Item 601 (10)(iii)(A)). Incorporated by reference to the Company’s Definitive Proxy Statement for the 1997 Annual Meeting of Stockholders filed with the Commission on March 20, 1997.
10.4		Renewal Rights Agreement noted as of September 14, 2000 by and between the Company and Rockland, as Rights Agent (Exhibit to Form 8-K filed on October 23, 2000).
10.5		Amendment No. 1 to Second Amended and Restated Employment Agreement by and between Rockland Trust Company and Richard F. Driscoll, dated January 19, 1996 (the “Driscoll Agreement”). (Management contract under Item 601 (10)(iii)(A)). Incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 1998.
10.6		Independent Bank Corp. Deferred Compensation Program for Directors (restated as amended as of December 1, 2000). Incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2000.

No.	Exhibit

10.7	Master Securities Repurchase Agreement, incorporated by reference to Form S-1 Registration Statement filed by the Company on September 18, 1992.
10.8	Employment Agreement between Christopher Oddleifson and the Company and and Rockland Trust dated January 9, 2003 is filed as an exhibit under the Form 8-K file on January 9, 2003.
10.9	Revised employment agreement between Raymond Fuerschbach, Edward F. Jankowski, Ferdinand T. Kelley, Jane Lundquist, Edward Seksay and Denis Sheahan and the Company and Rockland Trust dated December 6, 2004 is filed as an exhibit under the Form 8-K filed on December 9, 2004.
10.10	Revised Change of Control Agreements between Amy A. Geogan and Anthony A. Paciulli and the Company and Rockland dated December 6, 2004 is filed as an exhibit under the Form 8-K filed on December 9, 2004.
10.11	Options to acquire shares of the Company’s Common Stock pursuant to the Independent Bank Corp. 1997 Employee Stock Option Plan were awarded to Christopher Oddleifson, Raymond G. Fuerschbach, Amy A. Geogan, Edward F. Jankowski, Ferdinand T. Kelley, Jane L. Lindquist, Anthony A. Paculli, Edward H. Seksay and Denis K. Sheahan dated December 9, 2004 is filed as an exhibit under the Form 8-K filed on December 15, 2004.
10.12	On-Site Outsourcing Agreement by and between Fidelity Information Services, Inc. and Independent Bank Corp., effective as of November 1, 2004 is filed herewith. (PLEASE NOTE: Portions of this contract, and its exhibits and attachments, have been omitted pursuant to a request for confidential treatment sent on March 4, 2005 to the Securities and Exchange Commission. The locations where material has been omitted are indicated by the following notation: “(****)”. The entire contract, in unredacted form, has been filed separately with the Commission with the request for confidential treatment.)
21	Subsidiaries of the Registrant, incorporated by reference to Form S-3 Registration Statement filed by the Company on October 28, 1999.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Section 302 Certification of Sarbanes-Oxley Act of 2003 is attached hereto.
31.2	Section 302 Certification of Sarbanes-Oxley Act of 2003 is attached hereto.
32.1	Section 906 Certification of Sarbanes-Oxley Act of 2003 is attached hereto.
32.2	Section 906 Certification of Sarbanes-Oxley Act of 2003 is attached hereto.
      (b) See (a)(3) above for all exhibits filed herewith and the Exhibit Index.
      (c) All schedules are omitted as the required information is not applicable or the information is presented in the Consolidated Financial Statements or related notes.

SIGNATURES
      Pursuant to the requirements of Section 13 or 8(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Independent Bank Corp.

/s/ Christopher Oddleifson

Christopher Oddleifson,
Chief Executive Officer and President
Date: February 10, 2005
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

/s/ Richard S. Anderson Richard S. Anderson	Director	Date: February 10, 2005

/s/ W. Paul Clark W. Paul Clark	Director	Date: February 10, 2005

/s/ Alfred L. Donovan Alfred L. Donovan	Director	Date: February 10, 2005

/s/ Benjamin A. Gilmore, II Benjamin A. Gilmore, II	Director	Date: February 10, 2005

/s/ E. Winthrop Hall E. Winthrop Hall	Director	Date: February 10, 2005

/s/ Kevin J. Jones Kevin J. Jones	Director	Date: February 10, 2005

/s/ Christopher Oddleifson Christopher Oddleifson	Director	Date: February 10, 2005

/s/ Richard H. Sgarzi Richard H. Sgarzi	Director	Date: February 10, 2005

/s/ John H. Spurr, Jr. John H. Spurr, Jr.	Director	Date: February 10, 2005

/s/ Robert D. Sullivan Robert D. Sullivan	Director	Date: February 10, 2005

/s/ Brian S. Tedeschi Brian S. Tedeschi	Director	Date: February 10, 2005

/s/ Thomas J. Teuten Thomas J. Teuten	Director and Chairman of the Board	Date: February 10, 2005

/s/ Denis K. Sheahan Denis K. Sheahan	Chief Financial Officer and Treasurer (principal financial and accounting officer)	Date: February 10, 2005