Form 10-Q
period 2005-03-31
INDEPENDENT BANK CORP
filed 2005-05-03
CIK 776901

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005
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

     As of May 2, 2005, there were 15,369,253 shares of the issuer’s common stock outstanding, par value $0.01 per share.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

INDEPENDENT BANK CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited — Dollars in Thousands, Except Share and Per Share Amounts)

	March 31,	December 31,
	2005	2004

ASSETS
CASH AND DUE FROM BANKS	$67,474	$62,961
FEDERAL FUNDS SOLD AND ASSETS PURCHASED UNDER RESALE AGREEMENT & SHORT TERM INVESTMENTS SECURITIES	1,891	2,735
Trading Assets	1,527	1,572
Securities Available for Sale	686,969	680,286
Securities Held to Maturity (fair value $110,477 and $112,159)	107,297	107,967
Federal Home Loan Bank Stock	28,413	28,413

TOTAL SECURITIES	824,206	818,238

LOANS
Commercial and Industrial	159,476	156,260
Commercial Real Estate	629,086	613,300
Commercial Construction	133,626	126,632
Business Banking	46,211	43,673
Residential Real Estate	426,834	427,556
Residential Construction	7,404	7,316
Residential Loans Held for Sale	6,475	10,933
Consumer — Home Equity	206,770	194,458
Consumer — Auto	287,053	283,964
Consumer — Other	51,422	52,266

TOTAL LOANS	1,954,357	1,916,358
LESS: ALLOWANCE FOR LOAN LOSSES	(25,505)	(25,197)

NET LOANS	1,928,852	1,891,161

BANK PREMISES AND EQUIPMENT, Net	36,575	36,449
GOODWILL	55,185	55,185
CORE DEPOSIT INTANGIBLE	2,022	2,103
MORTGAGE SERVICING RIGHTS	3,278	3,291
BANK OWNED LIFE INSURANCE	43,180	42,664
OTHER ASSETS	35,850	29,139

TOTAL ASSETS	$2,998,513	$2,943,926

LIABILITIES
DEPOSITS
Demand Deposits	$496,436	$495,500
Savings and Interest Checking Accounts	619,293	614,481
Money Market	511,440	501,065
Time Certificates of Deposit over $100,000	163,677	117,258
Other Time Certificates of Deposits	348,068	331,931

TOTAL DEPOSITS	2,138,914	2,060,235

FEDERAL HOME LOAN BANK BORROWINGS	516,561	537,919
FEDERAL FUNDS PURCHASED AND ASSETS SOLD UNDER REPURCHASE AGREEMENTS	59,848	61,533
JUNIOR SUBORDINATED DEBENTURES	51,546	51,546
TREASURY TAX AND LOAN NOTES	1,366	4,163

TOTAL BORROWINGS	629,321	655,161

OTHER LIABILITIES	19,689	17,787

TOTAL LIABILITIES	$2,787,924	$2,733,183

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
PREFERRED STOCK, $0.01 par value. Authorized: 1,000,000 Shares
Outstanding: None	—	—
COMMON STOCK, $0.01 par value. Authorized: 30,000,000
Issued: 15,450,724 Shares at March 31, 2005 and at December 31, 2004.	155	155
TREASURY STOCK: 87,171 Shares at March 31, 2005 and 124,488 Shares at December 31, 2004.	(1,363)	(1,946)
TREASURY STOCK SHARES HELD IN RABBI TRUST AT COST 167,376 Shares at March 31, 2005 and 171,799 Shares at December 31, 2004	(1,450)	(1,428)
DEFERRED COMPENSATION OBLIGATION	1,450	1,428
ADDITIONAL PAID IN CAPITAL	59,469	59,470
RETAINED EARNINGS	157,741	152,130
ACCUMULATED OTHER COMPREHENSIVE(LOSS)/ INCOME, NET OF TAX	(5,413)	934

TOTAL STOCKHOLDERS’ EQUITY	210,589	210,743

TOTAL LIABILITIES, MINORITY INTEREST IN SUBSIDIARIES, AND STOCKHOLDERS’ EQUITY	$2,998,513	$2,943,926

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited — Dollars in Thousands, Except Share and Per Share Data)

	THREE MONTHS ENDED
	MARCH 31,
	2005	2004

INTEREST INCOME
Interest on Loans	$28,128	$23,278
Taxable Interest and Dividends on Securities	8,153	7,035
Non-taxable Interest and Dividends on Securities	665	747
Interest on Federal Funds Sold and Short-Term Investments	30	14

Total Interest Income	36,976	31,074

INTEREST EXPENSE
Interest on Deposits	5,254	4,296
Interest on Borrowings	5,854	3,343

Total Interest Expense	11,108	7,639

Net Interest Income	25,868	23,435

PROVISION FOR LOAN LOSSES	930	744

Net Interest Income After Provision For Loan Losses	24,938	22,691

NON-INTEREST INCOME
Service Charges on Deposit Accounts	2,972	2,911
Investment Management Services Income	1,238	1,080
Mortgage Banking Income	928	736
BOLI Income	424	382
Net Gain on Sales of Securities	343	997
Other Non-Interest Income	682	1,149

Total Non-Interest Income	6,587	7,255

NON-INTEREST EXPENSE
Salaries and Employee Benefits	11,792	10,966
Occupancy and Equipment Expenses	2,595	2,288
Data Processing and Facilities Management	962	1,057
Other Non-Interest Expense	4,441	4,655

Total Non-Interest Expense	19,790	18,966

Minority Interest Expense	—	1,072

INCOME BEFORE INCOME TAXES	11,735	9,908
PROVISION FOR INCOME TAXES	3,821	3,208

NET INCOME	$7,914	$6,700

BASIC EARNINGS PER SHARE	$0.52	$0.46

DILUTED EARNINGS PER SHARE	$0.51	$0.45

Weighted average common shares (Basic)	15,347,540	14,651,901
Common stock equivalents	164,680	205,330

Weighted average common shares (Diluted)	15,512,220	14,857,231

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited — Dollars in Thousands, Except Per Share Data)

			TREASURY				ACCUMULATED
			STOCK				OTHER
			HELD IN	DEFERRED	ADDITIONAL		COMPREHENSIVE
	COMMON	TREASURY	RABBI	COMPENSATION	PAID-IN	RETAINED	(LOSS)
	STOCK	STOCK	TRUST	OBLIGATION	CAPITAL	EARNINGS	INCOME	TOTAL

BALANCE DECEMBER 31, 2003	$149	($3,685)	($1,281)	$1,281	$42,292	$129,760	$3,331	$171,847

Net Income						30,767		30,767
Cash Dividends Declared ($0.56 per share)						(8,397)		(8,397)
Proceeds From Exercise of Stock Options		1,739			69			1,808
Tax Benefit on Stock Option Exercise					247			247
Common Stock Issued for Acquisition	6				16,862			16,868
Change in Fair Value of Derivatives During Period, Net of Tax, and Realized Gains							(135)	(135)
Deferred Compensation Obligation			(147)	147				—
Change in Unrealized Gain on Securities Available For Sale, Net of Tax, and Realized Gains							(2,262)	(2,262)

BALANCE DECEMBER 31, 2004	$155	($1,946)	($1,428)	$1,428	$59,470	$152,130	$934	$210,743

Net Income						7,914		7,914
Cash Dividends Declared ($0.15 per share)						(2,303)		(2,303)
Proceeds From Exercise of Stock Options		583			(51)			532
Tax Benefit on Stock Option Exercise					50			50
Change in Fair Value of Derivatives During Period, Net of Tax, and Realized Gains							1,026	1,026
Deferred Compensation Obligation			(22)	22				—
Change in Unrealized Gain on Securities Available For Sale, Net of Tax, and Realized Gains							(7,373)	(7,373)

BALANCE MARCH 31, 2005	$155	($1,363)	($1,450)	$1,450	$59,469	$157,741	($5,413)	$210,589

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited — Dollars in Thousands)

	THREE MONTHS ENDED
	MARCH 31,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$7,914	$6,700
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED FROM OPERATING ACTIVITIES:
Depreciation and amortization	1,471	1,422
Provision for loan losses	930	744
Deferred income tax (expense) benefit	(3,741)	2,069
Loans originated for resale	(42,676)	(50,005)
Proceeds from mortgage loan sales	47,523	46,855
Gain on sale of mortgages	(389)	(109)
Gain on sale of investments	(343)	(997)
Gain/(Loss) recorded from mortgage servicing rights, net of amortization	13	(201)
Changes in assets and liabilities:
Decrease (Increase) in other assets	2,046	(150)
Increase in other liabilities	1,745	547

TOTAL ADJUSTMENTS	6,579	175

NET CASH PROVIDED FROM OPERATING ACTIVITIES	14,493	6,875

CASH FLOWS USED IN INVESTING ACTIVITIES:
Proceeds from maturities and principal repayments of Securities Held to Maturity	626	3,553
Proceeds from maturities and principal repayments and sales of Securities Available For Sale	78,380	71,779
Purchase of Securities Available For Sale	(96,796)	(131,462)
Net increase in Loans	(43,079)	(41,938)
Investment in Bank Premises and Equipment	(1,180)	(1,510)

NET CASH USED IN INVESTING ACTIVITIES	(62,049)	(99,578)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in Time Deposits	62,556	21,285
Net increase in Other Deposits	16,123	36,452
Net (decrease) increase in Federal Funds Purchased and Assets Sold Under Repurchase Agreements	(1,685)	3,663
Net (decrease) increase in Federal Home Loan Bank Borrowings	(21,358)	27,349
Net decrease in Treasury Tax and Loan Notes	(2,797)	(1,590)
Proceeds from exercise of stock options	532	499
Dividends paid	(2,146)	(1,902)

NET CASH PROVIDED FROM FINANCING ACTIVITIES	51,225	85,756

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	3,669	(6,947)

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF PERIOD	65,696	75,495

CASH AND CASH EQUIVALENTS AS OF MARCH 31,	$69,365	$68,548

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the three months for:
Interest on deposits and borrowings	$9,392	$6,252
Interest on shares subject to mandatory redemption	—	1,051
Income taxes	1,195	560
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Change in fair value of derivatives, net of tax and realized gains	1,026	(799)
Change in fair value of securities available for sale, net of tax and realized gains	(7,373)	4,554
Issuance of shares from Treasury Stock for the exercise of stock options	583	604

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION

     Independent Bank Corp. (the “Company”) is a state chartered, federally registered bank holding company headquartered in Rockland, Massachusetts incorporated in 1986. The Company is the sole stockholder of Rockland Trust Company (“Rockland” or “the Bank”), a Massachusetts trust company chartered in 1907. The Company also owns 100% of the common stock of Independent Capital Trust III (“Trust III”) and Independent Capital Trust IV (“Trust IV”), each of which have issued trust preferred securities to the public. As of March 31, 2004, Trust III and Trust IV are no longer included in the Company’s consolidated financial statements (see FIN No. 46 discussion within Recent Accounting Pronouncements Note 3 below). The Bank’s subsidiaries consist of: two Massachusetts securities corporations, RTC Securities Corp. I and RTC Securities Corp. X; Taunton Avenue Inc.; and, Rockland Trust Community Development LLC. Taunton Avenue Inc. was formed in May 2003 to hold loans, industrial development bonds and other assets. Rockland Trust Community Development LLC was formed in August 2003 to make loans and to provide financial assistance to qualified businesses and individuals in low-income communities in accordance with New Markets Tax Credit Program criteria. All material intercompany balances and transactions have been eliminated in consolidation. Certain amounts in prior year financial statements have been reclassified to conform to the current year’s presentation.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included. Operating results for the quarter ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005 or any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission.

NOTE 2 — STOCK BASED COMPENSATION

     The Company measures compensation cost for stock-based compensation plans as the excess, if any, of the fair market value of the Company’s stock at the date of grant over the exercise price of options granted. The Company discloses pro forma net income and earnings per share in the notes to its consolidated financial statements as if compensation was measured at the date of grant based on the fair value of the award and recognized over the service period. Beginning January 1, 2006, the Company will adopt Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004) (“SFAS 123R” in Note 3 below), “Share-Based Payment (See discussion which follows in recent accounting pronouncements),” which will require the Company to record compensation measured at the date of grant based on the fair value of the awards and recognized over its requisite service period.

     The Company has three stock option plans: the Amended and Restated 1987 Incentive Stock Option Plan (“The 1987 Plan”), the 1996 Non-employee Directors’ Stock Option Plan (“The 1996 Plan”) and the 1997 Employee Stock Option Plan (“The 1997 Plan”). All three plans were approved by the Company’s Board of Directors and shareholders. Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” encourages, but does not require, adoption of a fair-value based method of accounting for employee stock-based compensation plans, where compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period. An entity may continue to apply Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”, and related interpretations, whereby compensation cost is the excess, if any, of the fair market value of the Company’s stock at the date of grant over the exercise price of options granted, provided the entity discloses the pro forma net income and earnings per share as if the fair-value method had been applied. The Company measures compensation cost for stock-based compensation plans as the excess, if any, of the fair market value of the Company’s stock at the date of grant over the exercise price of options granted. Compensation cost is not recognized as the exercise price has historically equaled the grant date fair value of the underlying stock. Had the Company recognized compensation cost for these plans determined as the fair market value of the Company’s stock at the grant date and recognized over the service period, as determined using the Black-Scholes option-pricing model, the Company’s net income and earnings per share would have been reduced to the following pro forma amounts:

Three Months Ended March 31,		2005	2004

Net Income:	As Reported (000’s)	$7,914	$6,700
	Pro Forma (000’s)	$7,731	$6,533

Basic EPS:	As Reported	$0.52	$0.46
	Pro Forma	$0.50	$0.45

Diluted EPS:	As Reported	$0.51	$0.45
	Pro Forma	$0.50	$0.44

     The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants under the 1997 Plan and the 1996 Plan:

	1997 Plan		1996 Plan

Risk Free Interest Rate
March 31, 2005	3.53%	(1)	N/A	(2)
Fiscal Year 2004	3.35%	(3)	—
	2.64%-3.49%	(4)	3.19%	(5)

Expected Dividend Yield
March 31, 2005	1.91%	(1)	N/A	(2)
Fiscal Year 2004	1.64%	(3)	—
	1.71%-2.09%	(4)	2.02%	(5)

Expected Life
March 31, 2005	4 years	(1)	N/A	(2)
Fiscal Year 2004	4 years	(3)	—
	3.5 years	(4)	4 years	(5)

Expected Volatility
March 31, 2005	26%	(1)	N/A	(2)
Fiscal Year 2004	28%	(3)	—
	28%-30%	(4)	28%	(5)

(1) On January 13, 2005, 34,500 options were granted from the 1997 Plan to certain First Vice Presidents and Vice Presidents of the company. Also on January 13, 2005, 5,000 options were granted to the Senior Vice President and Director of Marketing, Strategy and Analysis. The risk free rate, expected dividend yield, expected life and expected volatility for these grants was determined on January 13, 2005.

(2) The 1996 plan option grant assumptions will be determined upon normal option grants in April 2005.

(3) On December 9, 2004, 175,500 options were granted from the 1997 Plan to the Company’s members of Senior Management. The risk free rate, expected dividend yield, expected life and expected volatility for this grant were determined on December 9, 2004.

(4) On both January 8, 2004 and June 10, 2004, 5,000 options were granted from the 1997 Plan to the Company’s Managing Director of Business Banking. The risk free rate, expected dividend yield, expected life and expected volatility for these grants were determined on the respective grant dates. On both July 19, 2004 and October 20, 2004 10,000 options were granted from the 1997 Plan to the Company’s Executive Vice President of Retail Banking and Corporate Marketing. The risk free rate, expected dividend yield, expected life and expected volatility for these grants were determined on the respective grant dates.

(5) On April 27, 2004, 11,000 options were granted from the 1996 Plan to the Company’s Board of Directors. The risk free rate, expected dividend yield, expected life and expected volatility for this grant were determined on April 27, 2004.

NOTE 3 — RECENT ACCOUNTING DEVELOPMENTS

     SFAS No. 123 (revised 2004)(“SFAS 123R”) , “ Share-Based Payment ” In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004). SFAS No. 123R replaces SFAS No. 123 “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”. SFAS No. 123R will require that the compensation cost relating to share-based payment transactions be recognized in the Company’s financial statements, eliminating pro forma disclosure as an alternative. That cost will be measured based on the grant-date fair value of the equity or liability instruments issued. On April 14, 2005, the SEC issued a press release deferring the compliance date of SFAS 123R, which had an original effective date of the first interim or annual period beginning after June 15, 2005, until the beginning of a company’s next fiscal year for calendar-year companies. For the Company, implementation will therefore be required beginning January 1, 2006. The impact of the Company adopting such accounting can be seen in Note 2, Stock-Based Compensation of the Notes to Consolidated Financial Statements included in Item 8 hereof. The Company estimates the 2006 compensation expense related to share-based payment transactions to be recognized will be approximately $800,000 before tax for the year ending December 31, 2006 for options granted to date upon adoption of SFAS 123R. Management has not yet decided the amount or type of share-based compensation to be issued for the remainder of 2005 and beyond.

     FIN No. 46 “Consolidation of Variable Interest Entities – an Interpretation of Accounting Research Bulletin No. 51” In January 2003, the FASB issued FIN No. 46. FIN 46 established accounting guidance for consolidation of variable interest entities (“VIE”) that function to support the activities of the primary beneficiary. The primary beneficiary of a VIE is the entity that absorbs a majority of the VIE’s expected losses, receives a majority of the VIE’s expected residual returns, or both, as a result of ownership, controlling interest, contractual relationship or other business relationship with a VIE. Prior to the implementation of FIN 46, VIEs were generally consolidated by an enterprise when the enterprise had a controlling financial interest through ownership of a majority of voting interest in the entity. The Company adopted FIN No. 46 as of February 1, 2003 for all arrangements entered into after January 31, 2003.

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

     On March 1, 2005, the Board of Governors of the Federal Reserve issued a final ruling amending its risk-based capital standards for bank holding companies to allow continued inclusion of outstanding and prospective issuances of trust preferred securities in Tier 1 capital for regulatory capital purposes subject to quantitative limits applied in the aggregate amount of trust preferred securities and certain other capital elements and qualitative standards. After a five-year transition period, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25 percent of Tier 1 capital elements, net of goodwill less any associated deferred tax liability. The amount of trust preferred securities and certain other elements in excess of the core capital limit generally will be includable in Tier 2 capital.

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

     FASB Staff Position (“FSP”) 106-2: “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” In May 2004, the FASB issued FSP 106-2. FSP 106-2 provides guidance on accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”) for employers that sponsor postretirement health care plans that provide prescription drug benefits that are “actuarially equivalent” to Medicare Part D. It also requires certain disclosures regarding the effect of the Federal subsidy provided by the Act. FSP 106-2 is effective for interim or annual periods beginning after June 15, 2004. The reported measures of net periodic postretirement benefit costs for year to date March 31, 2005 do not reflect any amount associated with the Federal subsidy provided by the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”) because the Company does not believe that the benefits provided by the postretirement benefit plans that fall under the Act have a material impact upon the Company’s financial statements.

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

     Statement of Position 03-3 (“SOP 03-3”): “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” In December 2003, the American Institute of Certified Public Accountants (“AICPA”) issued SOP 03-3. SOP 03-3 requires loans acquired through a transfer, such as a business combination, where there are differences in expected cash flows and contractual cash flows due in part to credit quality be recognized at their fair value. The yield that may be accreted is limited to the excess of the investor’s estimate of undiscounted expected principal, interest, and other cash flows over the investor’s initial investment in the loan. The excess of contractual cash flows over expected cash flows is not to be recognized as an adjustment of yield, loss accrual, or valuation allowance. Any future excess of cash flows over the original expected cash flows is to be recognized as an adjustment of future yield. Future decreases in actual cash flow compared to the original expected cash flow are recognized as a valuation allowance and expensed immediately. Valuation allowances can not be created nor “carried over” in the initial accounting for loans acquired in a transfer of loans with evidence of deterioration of credit quality since origination. However, valuation allowances for non-impaired loans acquired in a business combination can be carried over. This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004, with early adoption encouraged. The Company does not believe the adoption of SOP 03-3 will have a material impact on the Company’s financial position or results of operations.

NOTE 4 — EARNINGS PER SHARE

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

     Earnings per share consisted of the following components for the three months ended March 31, 2005 and 2004:

For the Three Months Ended March 31,

	Net Income
	2005	2004
	(Dollars in Thousands)
Net Income	$7,914	$6,700

	Weighted Average
	Shares
	2005	2004
Basic EPS	15,347,540	14,651,901
Effect of dilutive securities	164,680	205,330

Diluted EPS	15,512,220	14,857,231

	Net Income
	Per Share
	2005	2004
Basic EPS	$0.52	$0.46
Effect of dilutive securities	$0.01	$0.01

Diluted EPS	$0.51	$0.45

     Options to purchase common stock with an exercise price greater than the average market price of common shares for the period are excluded from the calculation of diluted earnings per share, as their effect on earnings per share would be anti-dilutive. For the three months ended March 31, 2005 there were 329,948 shares excluded from the calculation of diluted earnings per share. For the three months ended March 31, 2004 there were 127,350 shares excluded from the calculation of diluted earnings per share.

NOTE 5- EMPLOYEE BENEFITS

POST RETIREMENT BENEFITS AND SUPPLEMENTAL EXECUTIVE RETIREMENT PLANS

     The following table illustrates the status of the post-retirement benefit plan and supplemental executive retirement plans (“SERPs”) as of March 31, for the years presented:

Components of Net Periodic Benefit Cost

	Post Retirement Benefits		SERPs
	Three months ended March 31,
	2005	2004	2005	2004
	(Unaudited - Dollars in Thousands)
Service cost	$23	$20	$44	$35
Interest cost	18	17	32	31
Amortization of transition obligation	9	9	—	—
Amortization of prior service cost	3	3	12	39

Net periodic benefit cost	$53	$49	$88	$105

     The Company previously disclosed in its financial statements for the fiscal year ended December 31, 2004 that it expected to contribute $65,000 to its post retirement benefit plan and $124,000 to its SERPs in 2005 and presently anticipates making these contributions. As of March 31, 2005, $31,000 and $30,000 of contributions have been made to the post retirement benefit plan and the SERPs, respectively.

     Not included in the above summary are the components of net periodic benefit cost for the noncontributory defined benefit pension plan administered by Pentegra (“the Fund”). The Fund does not segregate the assets or liabilities of all participating employers and, accordingly, disclosure of accumulated vested and non-vested benefits is not possible. The pension plan year is July 1st through June 30th. The Company anticipates that contributions paid to the defined benefit pension plan will be $1.2 million beginning in the third quarter related to the 2005-2006 plan year. Contributions for the 2004-2005 plan year were all paid in 2004. Pension expense was $1.8 million for the year 2004 and is expected to be $2.2 million for the full year 2005 of which $472,000 has been recognized to date.

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

NOTE 6 - COMPREHENSIVE INCOME (LOSS)

     Information on the Company’s comprehensive income (loss), presented net of taxes, is set forth below for the quarter ended March 31, 2005 .

Comprehensive income is reported net of taxes, as follows:
(Unaudited - Dollars in Thousands)

	FOR THE THREE
	MONTHS ENDED
	MARCH 31,
	2005	2004
Net Income	$7,914	$6,700

Other Comprehensive Income/(Loss), Net of Tax:

Increase in unrealized (losses)/gains on securities available for sale, net of tax of $4,308 and $2,949 for the three months ended March 31, 2005 and 2004, respectively.	(7,156)	5,184

Less: reclassification adjustment for realized gains included in net earnings, net of tax of $125 and $366, for the three months ending March 31, 2005 and 2004, respectively.	(217)	(630)

Net change in unrealized (losses)/gains on securities available for sale, net of tax of $4,433 and $2,579 for the three months ending March 31, 2005 and 2004, respectively.	(7,373)	4,554

Increase / (Decrease) in fair value of derivatives, net of tax of $842 and $254 for the three months ending March 31, 2005 and 2004, respectively.	1,162	(471)

Less: reclassification of realized gains on derivatives, net of tax of $99 and $238 for the three months ending March 31, 2005 and 2004, respectively.	(136)	(328)

Net change in fair value of derivatives, net of tax of $743 and $492 for the three months ending March 31, 2005 and 2004, respectively.	1,026	(799)

Other Comprehensive (Loss) / Income	(6,347)	3,755

Comprehensive Income	$1,567	$10,455

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the consolidated financial statements, notes and tables included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission.

Cautionary Statement Regarding Forward-Looking Statements

     A number of the presentations and disclosures in this Form 10-Q, including, without limitation, statements regarding the level of allowance for loan losses, the rate of delinquencies and amounts of charge-offs, and the rates of loan growth, and any statements preceded by, followed by, or which include the words “may,” “could,” “should,” “will,” “would,” “hope,” “might,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “assume” or similar expressions constitute forward-looking statements.

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

     Although the Company believes that the expectations reflected in the Company’s forward-looking statements are reasonable, these statements involve risks and uncertainties that are subject to change based on various important factors (some of which are beyond the Company’s control). The following factors, among others, could cause the Company’s financial performance to differ materially from the Company’s goals, plans, objectives, intentions, expectations and other forward-looking statements:

•	a weakening in the strength of the United States economy in general and the strength of the regional and local economies within the New England region and Massachusetts which could result in a deterioration of credit quality, a change in the allowance for loan losses or a reduced demand for the Company’s credit or fee-based products and services;

•	adverse changes in the local real estate market, as most of the Company’s loans are concentrated in southeastern Massachusetts and Cape Cod and a substantial portion of these loans have real estate as collateral, could result in a deterioration of credit quality and an increase in the allowance for loan loss;

•	the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System could affect the Company’s business environment or affect the Company’s operations;

•	the effects of, any changes in, and any failure by the Company to comply with tax laws generally and requirements of the federal New Markets Tax Credit program in particular could adversely affect the Company’s tax provision and its financial results;

•	inflation, interest rate, market and monetary fluctuations could reduce net interest income and could increase credit losses;

•	adverse changes in asset quality could result in increasing credit risk-related losses and expenses;

•	competitive pressures could intensify and affect the Company’s profitability, including as a result of continued industry consolidation, the increased financial services from non-banks and banking reform;

•	a deterioration in the conditions of the securities markets could adversely affect the value or credit quality of the Company’s assets, the availability and terms of funding necessary to meet the Company’s liquidity needs and the Company’s ability to originate loans;

•	the potential to adapt to changes in information technology could adversely impact the Company’s operations and require increased capital spending;

•	changes in consumer spending and savings habits could negatively impact the Company’s financial results; and

•	future acquisitions may not produce results at levels or within time frames originally anticipated and may result in unforeseen integration issues.

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

     As anticipated, the net interest margin compressed during the first quarter of 2005 to 3.84% from 3.95% for the fourth quarter of 2004. The compression is the product of numerous factors, such as:

•	upward competitive pricing pressure on deposits,

•	increases in benchmark interest rates (e.g. Fed Funds, LIBOR, Prime),

•	the extension of borrowings through the Swap Markets to reduce the Bank’s interest rate risk in a rising rate environment, and

•	the depletion of certain swap gains which were being amortized into interest income in prior periods.

     The Company’s growth in earning assets, particularly in the loan portfolio, was sufficient to offset the impact a reduced net interest margin had on net interest income. The Company attempts to mitigate the impact of net interest income dependency through fee income opportunities.

     * The net interest margin of the Company was negatively impacted by 0.19% on an annualized basis due to the adoption of Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46R “Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51” (see Recent Accounting Pronouncements, Fin No. 46 in Item 1 hereof) effective March 31, 2004. The net interest margin for prior periods shown above have not been adjusted to reflect the adoption of this interpretation.

     Looking ahead to the remainder of 2005, the Company expects the net interest margin to be in a range of 3.80% — 3.85% for the year, depending upon deposit pricing. Management plans to mitigate the impact of net interest margin compression through continued prudent asset growth, increasing deposit originations, generating growth in non-interest income, and non-interest expense control. Additionally, there are a number of initiatives that are expected to contribute to 2005 and beyond. The Company’s success in 2005 will be predicated upon the disciplined execution and the careful monitoring of the Strategic Plan that has been put in place.

A number of the objectives in 2005 are:

o	Significantly improve and expand our business development across all business units and channels.

o	Improve the customer experience through:

o	The development, measurement and continuous improvement upon service standards

o	Improved product offerings

o	Improving the appearance of the branch network

o	Enhance our colleague capital through training and development.

o	Build and leverage an enhanced information infrastructure and analysis capability designed to better understand:

o	Customer and product contribution

o	The effectiveness of direct mail campaigns

o	Consumer credit losses

o	Improve the efficiency and effectiveness with which we operate by leveraging the additional functionality of our core system provider and examining the efficiency of our branch network.

o	Continued focus on compliance and risk management.

     Management will focus in 2005 on refining and leveraging the strong business foundation we have developed and relentlessly executing our strategies.

FINANCIAL POSITION

     Loan Portfolio Total loans increased by $38.0 million, or 2.0%, during the three months ended March 31, 2005. The increases were mainly in commercial loans which increased $26.0 million, or 2.9%, in total with commercial real estate representing the largest growth of $15.8 million, or 2.6%. Commercial construction loans increased by $7.0 million, or 5.5%, and commercial and industrial increased $3.2 million, or 2.1%. Consumer loans in total increased $14.6 million, or 2.7% primarily due to growth in Home Equity lending. The Consumer- Auto loan portfolio only grew by $3.1 million, or 1.1%, during the quarter as the profitability of this business tightened due to the flattening of the yield curve. During the first quarter of 2005 the Company has also reclassified certain commercial and consumer loans associated with the Company’s business banking initiative to a new Business Banking loan category. The Business Banking initiative was announced in 2004 and caters to those lending relationships with less than $250,000 in credit exposure and sales revenue of less then $2.5 million. Business banking loans totaled $46.2 million, representing growth of 5.8% during the first three months ending March 31, 2005. Residential loans decreased $5.1 million, or (1.1%) during the quarter mainly due to fewer loans held for sale at March 31, 2005 than at year-end 2004.

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

     The following table sets forth a summary of certain delinquency information as of the dates indicated:

Table 1 — Summary of Delinquency Information

	At March 31, 2005				At December 31, 2004
	60-89 days		90 days or more		60-89 days		90 days or more
	Number	Principal	Number	Principal	Number	Principal	Number	Principal
	of Loans	Balance	of Loans	Balance	of Loans	Balance	of Loans	Balance
	(Unaudited - Dollars in Thousands)
Real Estate Loans:
Residential	—	$—	4	$784	3	$764	4	$173
Residential Construction	—	—	—		—	—	—	—
Commercial	—	—	2	210	1	188	2	227
Commercial Construction	—	—	1	442	—	—	—	—
Commercial and Industrial Loans	2	206	4	172	1	130	4	207
Business Banking	—	—	3	62	1	11	4	167
Consumer — Home Equity	—	—	1	49	—	—	—	—
Consumer — Auto (1)	34	352	39	303	N/A	N/A	N/A	N/A
Consumer — Other	32	135	52	180	76	626	95	459

Total	68	$693	106	$2,202	82	$1,719	109	$1,233

(1)	For periods prior to March 31, 2005, Consumer-Auto loans are included in Consumer-Other.

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

     Nonperforming Assets Nonperforming assets are comprised of nonperforming loans, nonperforming securities and other real estate owned (“OREO”). Nonperforming loans consist of nonaccrual loans and loans that are more than 90 days past due but still accruing interest. OREO includes properties held by the Bank as a result of foreclosure or by acceptance of a deed in lieu of foreclosure. Nonperforming assets totaled $2.8 million at March 31, 2005

(0.09% of total assets), as compared to the $2.7 million (0.09% of total assets) reported at December 31, 2004. The Company’s allowance for loan losses to nonperforming loans is 917.12% as compared to 932.53% at December 31, 2004. The Bank held no OREO property on March 31, 2005 nor December 31, 2004 and all securities were performing.

     Repossessed automobile loan balances continue to be classified as nonperforming loans, and not as other assets, because the borrower has the potential to satisfy the obligation within twenty days from the date of repossession (before the Bank can schedule disposal of the collateral). The borrower can redeem the property by payment in full at any time prior to the disposal of it by the Bank. Repossessed automobile loan balances amounted to $557,000 $703,000 and $562,000 for the periods ending March 31, 2005, December 31, 2004, and March 31, 2004, respectively.

     The following table sets forth information regarding nonperforming assets held by the Company at the dates indicated.

Table 2 — Nonperforming Assets / Loans

(Unaudited — Dollars in Thousands)

	As of	As of	As of
	March 31,	December 31,	March 31,
	2005	2004	2004
Loans past due 90 days or more but still accruing
Home Equity	$49	$—	$10
Consumer — Auto (2)	56	—	—
Consumer — Other	113	245	182

Total	$218	$245	$192

Loans accounted for on a nonaccrual basis (1)
Commercial and Industrial	$201	$334	$2,129
Business Banking (3)	62	N/A	N/A
Real Estate — Commercial Mortgage	653	227	691
Real Estate — Residential Mortgage	1,016	1,193	1,468
Consumer — Auto	557	703	562
Consumer — Other	74	—	—

Total	$2,563	$2,457	$4,850

Total nonperforming loans	$2,781	$2,702	$5,042

Other real estate owned	$—	$—	$—

Total nonperforming assets	$2,781	$2,702	$5,042

Restructured loans	$406	$416	$443

Nonperforming loans as a percent of gross loans	0.14%	0.14%	0.31%

Nonperforming assets as a percent of total assets	0.09%	0.09%	0.20%

(1)	There were no restructured nonaccruing loans at March 31, 2005, December 31, 2004 and March 31, 2004.

(2)	For periods prior to March 31, 2005, Consumer-Auto loans due 90 days or more but still accruing are included in Consumer-Other.

(3)	For periods prior to March 31, 2005, Business Banking loans are included in Commercial and Industrial and Consumer-Other.

     In the course of resolving nonperforming loans, the Bank may choose to restructure the contractual terms of certain commercial and real estate loans. Terms may be modified to fit the ability of the borrower to repay in line with the current financial status. It is the Bank’s policy to maintain restructured loans on nonaccrual status for approximately six months before management considers a return to accrual status. At March 31, 2005, the Bank had $406,000 of restructured loans. At March 31, 2005, the Bank also had 27 potential problem loans which were not included in nonperforming loans with an outstanding balance of $9.3 million. Potential problem loans are any loans, which are not included in nonaccrual or non-performing loans and which are not considered troubled debt restructures, where known information about possible credit problems of the borrowers causes management to have concerns as to the ability of such borrowers to comply with present loan repayment terms .

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

     Interest income that would have been recognized for the three months ended March 31, 2005 and March 31, 2004, if nonperforming loans at the respective dates had been performing in accordance with their original terms, approximated $66,000 and $90,000, respectively. The actual amount of interest that was collected on nonaccrual and restructured loans during the three months ended March 31, 2005 and March 31, 2004 and included in interest income was $31,000 and $41,000, respectively.

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

     Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer or residential loans for impairment disclosures. At March 31, 2005, impaired loans include all commercial real estate loans and commercial and industrial loans on nonaccrual status and restructured loans. Total impaired loans at March 31, 2005 and December 31, 2004 were $2.7 million and $2.6 million, respectively.

     Allowance For Loan Losses While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on increases in non-performing loans, changes in economic conditions, or for other reasons. Various regulatory agencies, as an integral part of their examination processes, periodically review the Company’s allowance for loan losses. The Federal Deposit Insurance Corporation (“FDIC”) regulators examined the Company during the first quarter of 2005. No additional provision for loan losses was required as a result of this examination.

     The allowance for loan losses is maintained at a level that management considers adequate to provide for potential loan losses based upon evaluation of known and inherent risks in the loan portfolio. The allowance is increased by provisions for loan losses and by recoveries of loans previously charged-off and is reduced by loans charged-off. Additionally, in 2004 the Bank’s allowance increased by $870,000 upon acquisition of Falmouth Bancorp, Inc. This increase represents management’s estimate of potential inherent losses in the acquired portfolio.

     As of March 31, 2005, the allowance for loan losses totaled $25.5 million, or 1.31%, of total loans as compared to $25.2 million, or 1.31%, of total loans at December 31, 2004. Based on the analyses described herein, management believes that the level of the allowance for loan losses at March 31, 2005 is adequate.

     The following table summarizes changes in the allowance for possible loan losses and other selected loan data for the periods presented:

Table 3 — Summary of Changes in the Allowance for Loan Losses

	Quarter to Date
	March 31,	December 31,	September 30,	June 30,	March 31,
	2005	2004	2004	2004	2004
	(Unaudited - Dollars in Thousands)
Average loans	$1,932,768	$1,898,874	$1,814,143	$1,657,043	$1,602,839

Allowance for loan losses, beginning of period	$25,197	$25,253	$23,931	$23,467	$23,163
Charged-off loans:
Commercial and Industrial	—	153	—	—	—
Business Banking (1)	151	78	—	—	—
Real Estate — Commercial	—	—	—	—	—
Real Estate — Residential	—	—	—	—	—
Real Estate — Construction	—	—	—	—	—
Home Equity	—	—	—	—	—
Consumer — Auto (2)	426	—	—	—	—
Consumer — Other	181	720	498	473	677

Total charged-off loans	758	951	498	473	677

Recoveries on loans previously charged-off:
Commercial and Industrial	6	11	52	31	120
Business Banking (1)	2	78	—	—	—
Real Estate — Commercial	—	—	1	1	1
Real Estate — Residential	—	—	30	—	—
Real Estate — Construction	—	—	—	—	—
Home Equity	20	—	—	—	—
Consumer — Auto (2)	65	—	—	—	—
Consumer — Other	43	36	107	161	116

Total recoveries	136	125	190	193	237

Net loans charged-off	622	826	308	280	440
Addition due to acquisition	—	—	870	—	—
Provision for loan losses	930	770	760	744	744

Total allowance for loan losses, end of period	$25,505	$25,197	$25,253	$23,931	$23,467

Net loans charged-off as a percent of average total loans	0.03%	0.04%	0.02%	0.02%	0.03%
Total allowance for loan losses as a percent of total loans	1.31%	1.31%	1.35%	1.41%	1.44%
Total allowance for loan losses as a percent of nonperforming loans	917.12%	932.53%	627.56%	715.21%	465.43%
Net loans charged-off as a percent of allowance for loan losses	2.44%	3.28%	1.22%	1.17%	1.87%
Recoveries as a percent of charge-offs	17.94%	13.14%	38.15%	40.80%	35.01%

(1)	For periods prior to December 31, 2004, Business Banking loans are included in Commercial and Industrial and Consumer-Other.

(2)	For periods prior to March 31, 2005, Consumer-Auto loans are included in Consumer-Other.

The allowance for loan losses is allocated to various loan categories as part of the Bank’s process of evaluating its adequacy. The amount of allowance allocated to these loan categories was $21.4 million at March 31, 2005, compared to $22.4 million at December 31, 2004. The distribution of allowances allocated among the various loan categories as of March 31, 2005 was categorically similar to the distribution as of December 31, 2004. Increases or decreases in the amounts allocated to each category, as compared to those shown as of

December 31, 2004, generally, reflect changes in portfolio balances outstanding due to new loan originations, loans paid off, changes in levels of credit line usage and the results of ongoing credit risk assessments of the loan portfolio.

     The following table summarizes the allocation of the allowance for loan losses for the dates indicated:

Table 4 — Summary of Allocation of the Allowance for Loan Losses

(Unaudited — Dollars In Thousands)

	AT MARCH 31,		AT DECEMBER 31,
	2005		2004
		Percent of		Percent of
		Loans		Loans
	Allowance	In Category	Allowance	In Category
	Amount	To Total Loans	Amount	To Total Loans
Allocated Allowances:
Commercial and Industrial	$2,743	8.2%	$3,387	8.2%
Business Banking	1,092	2.4%	1,022	2.3%
Commercial Real Estate	10,183	32.1%	10,346	32.0%
Real Estate Construction	2,585	7.3%	2,905	7.0%
Real Estate Residential	650	22.2%	659	22.9%
Consumer Home Equity	620	10.6%	583	10.1%
Consumer Auto	2,863	14.6%	2,839	14.8%
Consumer — Other	706	2.6%	667	2.7%
Imprecision Allowance	4,063	NA	2,789	NA

Total Allowance for Loan Losses	$25,505	100.0%	$25,197	100.0%

     Allocated amounts of allowance for loan losses are determined using both a formula-based approach applied to groups of loans and an analysis of certain individual loans for impairment.

     The formula-based approach evaluates groups of loans to determine the allocation appropriate within each portfolio segment. Individual loans within the commercial and industrial, commercial real estate and real estate construction loan portfolio segments are assigned internal risk-ratings to group them with other loans possessing similar risk characteristics. The level of allowance allocable to each group of risk-rated loans is then determined by management applying a loss factor that estimates the amount of probable loss inherent in each category. The assigned loss factor for each risk rating is a formula-based assessment of historical loss data, portfolio characteristics, economic trends, overall market conditions, past experience and management’s analysis of considerations of probable loan loss based on these factors.

     During the quarter-ended March 31, 2005, enhancements to the Bank’s internal risk-rating framework were implemented. These enhancements refine the definitional detail of the risk attributes and characteristics that compose each risk grouping and add granularity to the assessment of credit risk across those defined risk groupings.

     A similar formula-based approach, using a point-in-time credit grade distribution, was developed to evaluate the consumer installment segments of the loan portfolio. This method was developed in response both to the significance of the balance and the seasoning of this segment of the portfolio which has allowed for a more analytical overview of its inherent risk characteristics. This method has been combined with subjective factors, which reflect changing environmental conditions in the consumer installment loan market.

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

     The other method used to allocate allowances for loan losses entails the assignment of allowance amounts to individual loans on the basis of loan impairment. Certain loans are evaluated individually and are judged to be impaired when management believes it is probable that the Bank will not collect all of the contractual interest and principal payments as scheduled in the loan agreement. Under this method, loans are selected for evaluation based upon a change in internal risk rating, occurrence of delinquency, loan classification or nonaccrual status. A specific allowance amount is allocated to an individual loan when such loan has been deemed impaired and when the amount of a probable loss is able to be estimated on the basis of: (a) fair value of collateral, (b) present value of anticipated future cash flows or (c) the loan’s observable fair market price. Loans with a specific allowance and the amount of such allowance totaled $1.1 million and $202,000, respectively at March 31, 2005 and $1.1 million and $400,000, respectively, at December 31, 2004.

     A portion of the allowance for loan loss is not allocated to any specific segment of the loan portfolio. This non-specific allowance is maintained for two primary reasons: (a) there exists an inherent subjectivity and imprecision to the analytical processes employed and (b) the prevailing business environment, as it is affected by changing economic conditions and various external factors, may impact the portfolio in ways currently unforeseen. Moreover, management has identified certain risk factors, which could impact the degree of loss sustained within the portfolio. These include: (a) market risk factors, such as the effects of economic variability on the entire portfolio, and (b) unique portfolio risk factors that are inherent characteristics of the Bank’s loan portfolio. Market risk factors may consist of changes to general economic and business conditions that may impact the Bank’s loan portfolio customer base in terms of ability to repay and that may result in changes in value of underlying collateral. Unique portfolio risk factors may include industry concentration or covariant industry concentrations, geographic concentrations or trends that may exacerbate losses resulting from economic events which the Bank may not be able to fully diversify out of its portfolio.

     Due to the imprecise nature of the loan loss estimation process and ever changing conditions, these risk attributes may not be adequately captured in data related to the formula-based loan loss components used to determine allocations in the Bank’s analysis of the adequacy of the allowance for loan losses. Management, therefore, has established and maintains an imprecision allowance for loan losses. The amount of this measurement imprecision allocation was $4.1 million at March 31, 2005, compared to $2.8 million at December 31, 2004.

     Management has increased the measurement imprecision allocation based upon its prospective judgment concerning the possible effects of changing business and economic conditions on borrowers in the loan portfolio, including, but not limited to, the effects of: (a) slower than anticipated employment growth, (b) rising interest rates, (c) inflationary pressure on commodity and energy prices, and (d) the continued uncertainty of geopolitical dynamics.

Business and economic conditions notwithstanding, the credit quality of the Bank’s loan portfolio has remained stable and the incidence of default within the portfolio has not increased during the quarter-ended March 31, 2005.

     As of March 31, 2005, the allowance for loan losses totaled $25.5 million as compared to $25.2 million at December 31, 2004. Based on the processes described above, management believes that the level of the allowance for possible loan losses, at March 31, 2005, is adequate.

     Goodwill and Core Deposit Intangible Goodwill and Core Deposit Intangible decreased $81,000, or 0.14%, to $57.2 million at March 31, 2005 from March 31, 2004 resulting from the amortization of the core deposit intangible.

     Investments Total investments increased $6.0 million, or 0.7%, to $824.2 million at March 31, 2005 from December 31, 2004, representing a ratio of investments to total assets of 27.4%. Purchases consisted primarily of U.S Government Agencies available for sale.

     Deposits Total deposits of $2.1 billion at March 31, 2005 increased $78.7 million, or 3.8%, compared to December 31, 2004. The Company experienced growth in core deposits of $16.1 million, or 1.0%. Time deposits increased by $62.6 million, or 13.9% due to a longer-term certificate promotion as well as $25.0 million in brokered certificates. The brokered certificates are short term, 3 months in duration, with favorable pricing to comparable sources of wholesale funding.

     Borrowings Total borrowings decreased $25.8 million, or 3.9%, to $629.3 million at March 31, 2005 from December 31, 2004.

     Stockholders’ Equity Stockholders’ equity as of March 31, 2005 totaled $210.6 million, as compared to $210.7 million at December 31, 2004, as a result of a decrease of $7.4 million in the fair value of the Company’s available for sale securities portfolio, offset by net income of $7.9 million.

     Equity to Assets Ratio The ratio of equity to assets was 7.0% at March 31, 2005 and 7.2% at December 31, 2004.

RESULTS OF OPERATIONS

Summary of Results of Operations The Company reported net income of $7.9 million for the first quarter of 2005 as compared with net income of $6.7 million for the first quarter of 2004. Diluted earnings per share were $0.51 for the three months ended March 31, 2005, compared to $0.45 per share for the same quarter in the prior year.

     Net Interest Income The amount of net interest income is affected by changes in interest rates and by the volume and mix of interest earning assets and interest bearing liabilities.

     On a fully tax equivalent basis, net interest income for the first quarter of 2005 increased $2.4 million, or 10.0%, to $26.3 million, as compared to the first quarter of 2004. The Company’s net interest margin decreased to 3.84% for the first quarter of 2005 from 4.14% in the first quarter of 2004. The Company’s interest rate spread (the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities) decreased by 31 basis points to 3.46% during the first quarter of 2005 as compared to the same period in the prior year. Both the net interest margin and the interest rate spread were negatively impacted by the adoption of FIN46R (see Note 3 to the Condensed Notes to Unaudited Consolidated Financial Statements in Item 1 hereof). Had the Company adopted FIN 46R on January 1, 2004, the adjusted first quarter of 2004 for the impact of FIN 46R would result in a net interest margin of 3.96% and an interest rate spread of 3.59%.

     The increase in net interest income for the first quarter of 2005 was mainly due to an increase in income from interest-earning assets, specifically increases in interest income from loans of $4.9 million, or 20.8%. This increase was partially offset by an increase in cost of funds of $3.5 million contributed by higher deposit costs as well as the cost of extending borrowings.

     The net interest margin compression is a consequence of the prolonged low interest rate environment, coupled with what the Company believes to be the prudent management of its balance sheet in anticipation of rising interest rates. During this historically low interest rate environment, the Company has emphasized adjustable rate lending and extended the duration of its borrowings. While these measures, along with the use of promotional pricing for certain retail deposit products, have somewhat exacerbated the margin compression and decreased near-term earnings, Management believes that these measures will result in long-term franchise value. The Company’s continued ability to generate loan growth has offset the impact on earnings of the compression of the net interest margin.

     The following tables present the Company’s average balances, net interest income, interest rate spread, and net interest margin for the three months ending March 31, 2005 and March 31, 2004. For purposes of the tables and the following discussion, income from interest-earning assets and net interest income are presented on a fully-taxable equivalent basis by adjusting income and yields earned on tax-exempt interest received on loans to qualifying borrowers and on certain of the Company’s securities to make them equivalent to income and yields on fully-taxable investments, assuming a federal income tax rate of 35%.

Table 5 — Average Balance, Interest Earned/Paid & Average Yields

(Unaudited — Dollars in Thousands)

		INTEREST			INTEREST
	AVERAGE	EARNED/	AVERAGE	AVERAGE	EARNED/	AVERAGE
	BALANCE	PAID	YIELD	BALANCE	PAID	YIELD
FOR THE THREE MONTHS ENDED MARCH 31,	2005	2005	2005	2004	2004	2004
Interest-earning Assets:
Federal Funds Sold and Assets Purchased Under Resale Agreement	$4,885	$30	2.46%	$—	$—	—
Investments:
Trading Assets	1,571	12	3.06%	1,506	14	3.72%
Taxable Investment Securities	739,914	8,142	4.40%	637,399	7,037	4.42%
Non-taxable Investment Securities (1)	62,656	1,022	6.52%	66,815	1,149	6.88%

Total Investments:	804,141	9,176	4.56%	705,720	8,200	4.65%
Loans (1)	1,932,768	28,214	5.84%	1,602,839	23,357	5.83%

Total Interest-Earning Assets	$2,741,794	$37,420	5.46%	$2,308,559	$31,557	5.47%

Cash and Due from Banks	61,613			65,350
Other Assets	140,558			104,063

Total Assets	$2,943,965			$2,477,972

Interest-bearing Liabilities:
Deposits:
Savings and Interest Checking Accounts	$598,734	$658	0.44%	$520,602	$687	0.53%
Money Market and Super Interest Checking Accounts	499,468	1,830	1.47%	366,364	1,069	1.17%
Time Deposits	497,328	2,766	2.22%	469,182	2,540	2.17%

Total interest-bearing deposits:	1,595,530	5,254	1.32%	1,356,148	4,296	1.27%
Borrowings:
Federal Funds Purchased and Assets Sold Under Repurchase Agreement	$64,729	$194	1.20%	$43,498	$93	0.86%
Treasury Tax and Loan Notes	2,016	5	0.99%	3,839	4	0.42%
Federal Home Loan Bank borrowings	508,971	4,538	3.57%	393,953	3,234	3.28%
Junior Subordinated Debentures	51,546	1,117	8.67%	566	12	8.48%

Total borrowings:	627,262	5,854	3.73%	441,856	3,343	3.03%

Total Interest-Bearing Liabilities	$2,222,792	$11,108	2.00%	$1,798,004	$7,639	1.70%

Demand Deposits	491,093			437,466

Corporation Obligated Mandatorily Redeemable Trust Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures of the Corporation	—			47,336
Other Liabilities	17,203			18,459

Total Liabilities	2,731,088			2,301,265
Stockholders’ Equity	212,877			176,707

Total Liabilities and Stockholders’ Equity	$2,943,965			$2,477,972

Net Interest Income		$26,312			$23,918

Interest Rate Spread (2)			3.46%			3.77%

Net Interest Margin (2)			3.84%			4.14%

Supplemental Information:
Total Deposits, including Demand Deposits	$2,086,623	$5,254		$1,793,614	$4,296
Cost of Total Deposits			1.01%			0.96%
Total Funding Liabilities, including Demand Deposits	$2,713,885	$11,108		$2,235,470	$7,639
Cost of Total Funding Liabilities
			1.64%			1.37%

(1)	The total amount of adjustment to present interest income and yield on a fully tax-equivalent basis is $444 and $483 for the three months ended March 31, 2005 and 2004, respectively. Also, non-accrual loans have been included in the average loan category; however, unpaid interest on non-accrual loans has not been included for purposes of determining interest income.

(2)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities. Net interest margin represents annualized net interest income as a percent of average interest-earning assets.

     The average balance of interest-earning assets for the first quarter of 2005 amounted to $2.7 billion, an increase of $433.2 million, or 18.8%, from the comparable time frame in 2004. Average loans increased by $329.9 million, or 20.6%. Average investments increased by $98.4 million, or 13.9%. Income from interest-earning assets amounted to $37.4 million for the three months ended March 31, 2005, an increase of $5.9 million, or 18.6%, from the three months ended March 31, 2004. The yield on interest earning assets was 5.46% for the three months ending March 31, 2005 compared to 5.47% for the three months ended March 31, 2004 as recent increases in benchmark interest rates have halted the decline in asset yields.

     The average balance of interest-bearing liabilities for the first quarter of 2005 was $2.2 billion, an increase of $424.8 million, or 23.6%, from the comparable 2004 time frame. Average interest bearing deposits were higher by $239.4 million, or 17.7%, for the three months ending March 31, 2005 compared to the same period last year. Core interest bearing deposits grew by $211.2 million, or 23.8% for the three months ended March 31, 2005. Time deposits grew by $28.1 million, or 6.0% for the three months ended March 31, 2005, of this increase $13.9 million were from brokered certificates of deposit. The brokered certificates are short term, 3 months in duration, with favorable pricing to comparable sources of wholesale funding. The growth in average non-interest bearing demand deposits was $53.6 million, or 12.3%, for the quarter ending March 31, 2005 as compared to the same period in 2004. Also, contributing to the increase of total deposits are the deposits assumed in the Falmouth acquisition of $136.7 million on July 16, 2004. For the three months ended March 31, 2005, average borrowings were $627.3 million, representing an increase of $185.4 million, or 42.0%, from the three months ended March 31, 2004 resulting from increased FHLB borrowings to fund balance sheet growth and $51.1 million of junior subordinated debentures that are now being consolidated within debt due to the adoption of FIN 46R on March 31, 2004 (see Note 3 to the Condensed Notes to Unaudited Consolidated Financial Statements in Item 1 hereof). Interest expense on interest-bearing liabilities increased by $3.5 million, or 45.4%, to $11.1 million in the first quarter of 2005 as compared to the same period last year, as a result of balance sheet growth and the inclusion of the junior subordinated debentures. The total cost of all funding liabilities, including non-interest bearing demand deposits, was 1.64% for the first quarter of 2005 compared to 1.37% for the first quarter of 2004.

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

Table 6 — Volume Rate Analysis

	Three Months Ended March 31,				Three Months Ended March 31,
	2005 Compared to 2004				2004 Compared to 2003
			Change				Change
	Change	Change	Due to		Change	Change	Due to
	Due to	Due to	Volume/	Total	Due to	Due to	Volume/	Total
	Rate	Volume	Rate	Change	Rate	Volume	Rate	Change
	(Unaudited - Dollars in Thousands)				(Unaudited - Dollars in Thousands)
Income on interest-earning assets:
Federal funds sold	$(1)	$—	$31	$30	$—	$—	$—	$—
Investments:
Taxable securities	(23)	1,132	(4)	1,105	(767)	115	(11)	(663)
Non-taxable securities (1)	(59)	(72)	4	(127)	(9)	175	(2)	164
Trading assets	(2)	0	0	(2)	(4)	6	(2)	—

Total Investments:	(84)	1,060	0	976	(780)	296	(15)	(499)
Loans (1) (2)	41	4,808	8	4,857	(2,970)	2,570	(317)	(717)

Total	$(44)	$5,868	$39	$5,863	$(3,750)	$2,866	$(332)	$(1,216)

Expense of interest-bearing liabilities:
Deposits:
Savings and Interest Checking accounts	$(115)	$103	$(17)	$(29)	$87	$76	$13	$176
Money Market and Super Interest Checking account	273	389	99	761	(71)	106	(7)	28
Time deposits	70	152	4	226	(622)	5	(1)	(618)

Total interest-bearing deposits:	228	644	86	958	(606)	187	5	(414)
Borrowings:
Federal funds purchased and assets sold under repurchase agreements	$37	46	18	$101	$(19)	(30)	4	$(45)
Treasury tax and loan notes	6	(2)	(3)	1	(1)	2	0	1
Federal Home Loan Bank borrowings	278	944	82	1,304	(955)	506	(127)	(576)
Junior Subordinated Debentures	0	1,081	24	1,105	—	—	12	12

Total borrowings:	321	2,069	121	2,511	(975)	478	(111)	(608)

Total	$549	$2,713	$207	$3,469	$(1,581)	$665	$(106)	$(1,022)

Change in net interest income	$(593)	$3,155	$(168)	$2,394	$(2,169)	$2,201	$(226)	$(194)

(1)	The total amount of adjustment to present income and yield on a fully tax-equivalent basis is $444 and $483 for the three months ended March 31, 2005 and 2004, respectively.

(2)	Loans include portfolio loans, loans held for sale and nonperforming loans; however unpaid interest on nonaccrual loans has not been included for purposes of determining interest income.

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

     The provision for loan losses increased to $930,000 for the three months ended March 31, 2005 compared with $744,000 for the three months ended March 31, 2004. The Company increased the provision for loan losses commensurate with loan growth. Asset quality remains sound with nonperforming assets of $2.8 million at March 31, 2005. At March 31, 2005, the allowance for loan loss covered nonperforming loans 9.2 times. Nonperforming loans at December 31, 2004 were $2.7 million, with the allowance covering nonperforming loans 9.3 times.

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

     Non-Interest Income Non-interest income decreased by $668,000, or 9.2%, during the three months ended March 31, 2005, as compared to the same period in the prior year. The majority of the decrease is attributable to a decrease in commercial loan prepayment fees of $530,000 and lower security gains of $654,000.

     Service charges on deposit accounts increased by $61,000, or 2.1%, for the three months ended March 31, 2005, as compared to the same period in 2004, reflecting a growth in core deposits partially offset by increased earnings credit rates on business deposits due to the rising rate environment. Investment management services income increased by $158,000, or 14.6%, for the three months ended March 31, 2005, compared to the same period last year due to growth in managed assets. Assets under administration increased by 13.3% from the same period last year to $562.6 million.

     Mortgage banking income increased by $192,000, or 26.1% for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004, due to an increase in the volume of loans sold and a partial recovery of the impairment valuation allowance on the mortgage servicing asset. Partially offsetting these increases were greater commissions on sold loans and a smaller gain on the fair value of mortgage banking derivatives, when compared to prior period. The balance of the mortgage servicing asset is $3.3 million and loans serviced amounted to $378.0 million as of March 31, 2005.

     Other non-interest income decreased $467,000, or (40.6%), for the three months ended March 31, 2005, as compared to the same period in 2004, primarily due to decreases in commercial loan prepayment fees.

     Gain on sale of securities totaled $343,000 in the first quarter of 2005, a decrease of $654,000, or 65.6% compared to the first quarter of 2004.

     Non-Interest Expense Non-interest expense increased by $824,000, or 4.3%, for the three months ended March 31, 2005, as compared to the same period in the prior year.

     Salaries and employee benefits increased by $826,000, or 7.5%, for the three months ended March 31, 2005, as compared to the same period in the prior year. Salaries increased by $414,000, or 5.3%. The remaining increases were in benefits resulting primarily from payroll taxes, due to the timing of incentive payments, medical plan insurance and the current year accrual for incentive compensation.

     Occupancy and equipment related expense increased by $307,000 or 13.4%, for the three months ended March 31, 2005 compared to the same period in the prior year. The increase in this expense is primarily driven by an increase in snow removal expense due to inclement weather.

     Other non-interest expenses decreased by $214,000, or 4.6%, for the three months ended March 31, 2005, as compared to the same period in the prior year. The decrease in other non-interest expenses for the year is primarily attributable to decreases in consultant fees, telephone, and recovery and collection fees partially offset by increases in advertising.

     Income Taxes For the quarters ending March 31, 2005 and March 31, 2004, the Company recorded combined federal and state income tax provisions of $3.8 million and $3.2 million, respectively. These provisions reflect effective income tax rates of 32.6% and 32.4% for the quarters ending March 31, 2005 and March 31, 2004, respectively. During the second quarter of 2004, the Company announced that one of its subsidiaries (a Community Development Entity, or “CDE”) had been awarded $30 million in tax credit allocation authority under the New Markets Tax Credit Program of the United States Department of Treasury. During the third quarter of 2004, the Bank invested $5 million in the CDE providing it with the capital necessary to begin assisting qualified businesses in low-income communities throughout its market area. During the fourth quarter of 2004 the Bank invested an additional $10 million in the Community Development Entity. Based upon the Bank’s $15 million investment, it will be eligible to receive tax credits over a seven year period totaling 39% of its investment, or $5.85 million. The Company began recognizing the benefit of these tax credits in 2004. In the first quarter of 2005 the associated reduction to the provision for income taxes was $187,500 (see Note 3 to the Condensed Notes to Unaudited Consolidated Financial Statements with Item 1 hereof).

     Minority Interest Minority interest expense was zero and $1.1 million for the quarters ending March 31, 2005 and March 31, 2004 respectively (see Note 3 to the Condensed Notes to Unaudited Consolidated Financial Statements within Item 1 hereof).

     Return on Average Assets and Equity The annualized consolidated returns on average equity and average assets for the three months ended March 31, 2005 were 14.87% and 1.08%, respectively, compared to 15.17% and 1.08% reported for the same period last year, respectively.

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

     The Bank is careful to increase deposits without adversely impacting the weighted average cost of those funds. Accordingly, management has implemented funding strategies that include FHLB advances, brokered certificates of deposits, and repurchase agreement lines. These non-deposit funds are also viewed as a contingent source of liquidity and, when profitable lending and investment opportunities exist, access to such funds provides a means to leverage the balance sheet.

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

     At March 31, 2005 the Company had swaps, designated as “cash flow” hedges, with total notional values of $110.0 million. The purpose of these swaps is to hedge the variability in the cash outflows of LIBOR based borrowings attributable to changes in interest rates. Under these swap agreements the Company pays a fixed rate of interest of 3.65% on $50 million of the notional value through November 2006, 2.49% on $25 million notional value through January 2007, and 4.06% on $35 million of the notional value through January 2010, and all receive a 3 month LIBOR rate of interest. These swaps had a positive fair value of $1.7 million at March 31, 2005. The Company also has a $100 million, 4.00%, 3-month LIBOR interest rate cap with an effective date of January 31, 2005 and a maturity date of January 31, 2008. The interest rate cap will pay the Company should 3-month LIBOR exceed 4.00% on a rate reset date during the effective period of the cap. At December 31, 2004 the Company had swaps with a total notional value of $75.0 million. These swaps had a positive fair value of $142,000 at December 31, 2004. All changes in the fair value of the interest rate swaps and caps are recorded, net of tax, through equity as other comprehensive income.

     To improve the Company’s asset sensitivity, the Company sold interest rate swaps hedged against loans during the year ending December 31, 2002 resulting in total deferred gains of $7.1 million. The deferred gain is classified in other comprehensive income, net of tax, as a component of equity. The interest rate swaps sold had total notional amounts of $225.0 million. These swaps were accounted for as cash flow hedges, and therefore, the deferred gains are amortized into interest income over the remaining life of the hedged item, which range between two and five years. At March 31, 2005, there are $1.7 million gross, or $967,000, net of tax, of such deferred gains included in other comprehensive income.

     Additionally, the Company enters into commitments to fund residential mortgage loans with the intention of selling them in the secondary markets. The Company also enters into forward sales agreements for certain funded loans and loan commitments to protect against changes in interest rates. The Company records unfunded commitments and forward sales agreements at fair value with changes in fair value as a component of Mortgage Banking Income. At March 31, 2005 the Company had residential mortgage loan commitments with a fair value of $134,000 and forward sales agreements with a fair value of $70,000. At December 31, 2004 the Company had residential mortgage loan commitments with a fair value of $148,000 and forward sales agreements with a fair value of ($47,000). Changes in these fair values of $102,000, and $242,000 for the quarters ending March 31, 2005, and March 31, 2004, respectively, are recorded as a component of mortgage banking income.

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

     The following table sets forth the estimated effects on the Company’s net interest income over a 12-month period following the indicated dates in the event of the indicated increases or decreases in market interest rates:

Table 7 — Interest Rate Sensitivity

	200 Basis	200 Basis
	Point	Point
	Rate	Rate
	Increase	Decrease
March 31, 2005	-2.23%	-0.20%
March 31, 2004	-2.19%	(1)

(1)	Due to the low interest rate environment prevailing in the first quarter of 2004 the Company assumed a 100 basis point decrease in rates resulting in a +0.43% increase in simulated net interest income.

     The results implied in the above table indicate estimated changes in simulated net interest income for the subsequent 12 months assuming a gradual shift up or down in market rates of 200 basis points across the entire yield curve. It should be emphasized, however, that the results are dependent on material assumptions such as those discussed above. For instance, asymmetrical rate behavior can have a material impact on the simulation results. If competition for deposits forced the Company to raise rates on those liabilities quicker than is assumed in the simulation analysis without a corresponding increase in asset yields net interest income may be negatively impacted. Alternatively, if the Company is able to lag increases in deposit rates as loans re-price upward net interest income would be positively impacted.

     The most significant factors affecting market risk exposure of the Company’s net interest income during the first quarter of 2005 were (i) changes in the composition and prepayment speeds of mortgage assets and loans (ii) the shape of the U.S. Government securities and interest rate swap yield curve (iii) the level of changes in U.S. benchmark interest rates and (iv) the level of rates paid on deposit accounts.

     Liquidity Liquidity, as it pertains to the Company, is the ability to generate adequate amounts of cash in the most economical way for the institution to meet its ongoing obligations to pay deposit withdrawals and to fund loan commitments. The Company’s primary sources of funds are deposits, borrowings, and the amortization, prepayment and maturities of loans and securities.

     The Bank utilizes its extensive branch network to access retail customers who provide a stable base of in-market core deposits. These funds are principally comprised of demand deposits, interest checking accounts, savings accounts, money market accounts and certificates of deposit. Deposit levels are greatly influenced by interest rates, economic conditions, and competitive factors. For an alternative source of funding to borrowings the Bank will occasionally purchase brokered certificates of deposits. At March 31, 2005, the bank had $25.0 million of brokered certificates of deposits outstanding. The Bank has also established repurchase agreement lines, with major brokerage firms as potential sources of liquidity. At March 31, 2005 the Company had no advances outstanding under these lines. In addition to agreements with brokers, the Bank also had customer repurchase agreements outstanding amounting to $59.8 million at March 31, 2005. As a member of the Federal Home Loan Bank, the Bank has access to approximately $808.3 million of borrowing capacity. On March 31, 2005 the Bank had $516.6 million outstanding in FHLB borrowings.

     The Company, as a separately incorporated bank holding company, has no significant operations other than serving as the sole stockholder of the Bank. It’s commitments and debt service requirement, at March 31, 2005 consist of junior subordinated debentures, including accrued interest, issued to two unconsolidated subsidiaries, $25.8 million to Independent Capital Trust III and $25.8 million to Independent Capital Trust IV, in connection with the issuance of 8.625% Capital Securities due in 2031 and 8.375% Capital Securities due in 2032, respectively. The Parent only obligations relate to its reporting obligations under the Securities and Exchange Act of 1934, as amended and related expenses as a publicly traded company. The Company is directly reimbursed by the Bank for virtually all such expenses.

     The Company actively manages its liquidity position under the direction of the Asset/Liability Management Committee. Periodic review under prescribed policies and procedures is intended to ensure that the Company will maintain adequate levels of available funds. At March 31, 2005, the Company’s liquidity position was within policy guidelines. Management believes that the Bank has adequate liquidity available to respond to current and anticipated liquidity demands.

     Capital Resources and Dividends The Federal Reserve Board, the Federal Deposit Insurance Corporation, and other regulatory agencies have established capital guidelines for banks and bank holding companies. Risk-based capital guidelines issued by the federal regulatory agencies require banks to meet a minimum Tier 1 risk-based capital ratio of 4.0% and a total risk-based capital ratio of 8.0%. At March 31, 2005 the Company had a Tier 1 risk-based capital ratio of 10.18% and total risk-based capital ratio 11.43%. The Bank had a Tier 1 risk-based capital ratio of 9.96% and a total risk-based capital ratio of 11.21% as of the same date.

     A minimum requirement of 4.0% Tier 1 leverage capital is also mandated. On March 31, 2005, the Company and the Bank had Tier 1 leverage capital ratios of 7.22% and 7.06%, respectively.

     In March, the Company’s Board of Directors declared a cash dividend of $0.15 per share, a 7.1% increase from March 31, 2004, to stockholders of record as of the close of business on March 25, 2005. This dividend was paid on April 8, 2005. On an annualized basis, the dividend payout ratio amounted to 28.82% of the last four quarters’ earnings.

     Contractual Obligations, Commitments, Contingencies, and Off-Balance Sheet Financial Instruments The Company has entered into contractual obligations and commitments and off-balance sheet financial instruments. The following tables summarize the Company’s contractual cash obligation and other commitment and off-balance sheet financial instruments at March 31, 2005:

Table 8 — Contractual Obligations, Commitments and Off-Balance Sheet Financial Instruments by Maturity
(Unaudited — Dollars in Thousands)

	Payments Due - By Period
		Less than	One to	Three to	After
Contractual Obligations	Total	One Year	Three Years	Five Years	Five Years
FHLB advances	$516,561	$309,000	$25,000	$10,429	$172,132
Junior subordinated debentures	51,546	—	—	—	51,546
Lease obligations	12,787	2,445	3,546	2,413	4,383
Data processing and Core systems	20,010	3,557	10,655	4,823	975
Other vendor contracts	3,492	1,509	1,891	92	—
Retirement benefit obligations (1)	28,052	1,378	1,585	556	24,533
Other
Treasury Tax & Loan Notes	1,366	1,366	—	—	—
Customer Repurchase Agreements	59,847	59,847	—	—	—

Total Contractual Cash Obligations	$693,661	$379,102	$42,677	$18,313	$253,569

(1)	Retirement benefit obligations include expected contributions to the Company’s pension plan, post retirement benefit plan, and supplemental executive retirement plans. Expected contributions for the pension plan have been included only through plan year July 1, 2005 — June 30, 2006. Contributions beyond this plan year can not be quantified as they will be determined based upon the return on the investments in the plan. Expected contributions for the post retirement plan and supplemental executive plans include obligations that are payable over the life of the participants.

	Amount of Commitment Expiring - By Period
Off-Balance Sheet		Less than	One to	Three to	After
Financial Instruments	Total	One Year	Three Years	Five Years	Five Years
Lines of credit	$256,002	$43,520	$—	$—	$212,482
Standby letters of credit	6,928	6,928	—	—	—
Other loan commitments	231,432	200,906	21,726	7,037	1,763
Forward commitments to sell loans	19,159	19,159	—	—	—
Interest rate swaps — notional value	110,000	—	75,000	35,000	—

Total Commitments	$623,521	$270,513	$96,726	$42,037	$214,245

Note:	The Company also purchased for $1.1 million a $100.0 million notional value interest rate cap for which the Company has no further obligation nor commitment.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Information required by this Item 3 is included in Item 2 of Part I of this Form 10-Q, entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4. Controls and Procedures

     Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based upon that evaluation, the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this quarterly report.

     Changes in Internal Controls over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the first quarter that have materially affected, or are, reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     The Company anticipates that the federal judge presiding over the pending case known as Rockland Trust Company v. Computer Associates International, Inc., United States District Court for the District of Massachusetts Civil Action No. 95-11683-DPW, will issue a final trial court decision, in the form of Findings of Fact and Conclusions of Law, at some point. The case arises from a 1991 License Agreement (the “Agreement”) between the Bank and Computer Associates International, Inc. (“CA”) for an integrated system of banking software products.

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

     In addition to the foregoing, the Company is involved in routine legal proceedings occurring in the ordinary course of business which in the aggregate are believed by the Company to be immaterial to the Company’s financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds — None

Item 3. Defaults Upon Senior Securities – None

Item 4. Submission of Matters to a Vote of Security Holders – None

Item 5. Other Information – None

Item 6. Exhibits

Exhibits

No.	Exhibit
3.(i)	Restated Articles of Organization, as amended to date, incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 1993.

3 (ii)	Bylaws of the Company, as amended as of January 9, 2003, incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2003.

4.1	Specimen Common Stock Certificate, incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 1992.

4.2	Specimen Preferred Stock Purchase Rights Certificate, incorporated by reference to the Company’s Form 8-A Registration Statement filed by the Company on November 5, 2001.

4.3	Indenture of Registrant relating to the 8.625% Junior Subordinated Debentures issued Independent Capital Trust III, incorporated by reference to the Form 8-K filed by the Company on April 18, 2002.

4.4	Form of Certificate of 8.625% Junior Subordinated Debenture (included as Exhibit A to Exhibit 4.3).

4.5	Amended and Restated Declaration of Trust for Independent Capital Trust III, incorporated by reference to the Form 8-K filed by the Company on April 18, 2002.

4.6	Form of Preferred Security Certificate for Independent Capital Trust III (included as Exhibit D to Exhibit 4.5).

4.7	Preferred Securities Guarantee Agreement of Independent Capital Trust III, incorporated by reference to the Form 8-K filed by the Company on April 18, 2002.

4.8	Indenture of Registrant relating to the 8.375% Junior Subordinated Debentures issued to Independent Capital Trust IV, incorporated by reference to the Form 8-K filed by the Company on April 18, 2002.

4.9	Form of Certificate of 8.375% Junior Subordinated Debenture (included as Exhibit A to Exhibit 4.8).

4.10	Amended and Restated Declaration of Trust for Independent Capital Trust IV, incorporated by reference to the Form 8-K filed by the Company on April 18, 2002.

4.11	Form of Preferred Security Certificate for Independent Capital Trust IV (included as Exhibit D to Exhibit 4.10).

4.12	Preferred Securities Guarantee Agreement of Independent Capital Trust IV,

No.	Exhibit
incorporated by reference to the Form 8-K filed by the Company on April 18, 2002.

10.1	Amended and Restated Independent Bank Corp. 1987 Incentive Stock Option Plan (“Stock Option Plan”) (Management contract under Item 601(10)(iii)(A)). Incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 1994.

10.2	Independent Bank Corp. 1996 Non-Employee Directors’ Stock Option Plan (Management contract under Item 601(10)(iii)(A)). Incorporated by reference to the Company’s Definitive Proxy Statement for the 1996 Annual Meeting of Stockholders filed with the Commission on March 19, 1996.

10.3	Independent Bank Corp. 1997 Employee Stock Option Plan (Management contract under Item 601 (10)(iii)(A)). Incorporated by reference to the Company’s Definitive Proxy Statement for the 1997 Annual Meeting of Stockholders filed with the Commission on March 20, 1997.

10.4	Renewal Rights Agreement noted as of September 14, 2000 by and between the Company and Rockland, as Rights Agent (Exhibit to Form 8-K filed on October 23, 2000).

10.5	Independent Bank Corp. Deferred Compensation Program for Directors (restated as amended as of December 1, 2000). Incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2000.

10.6	Master Securities Repurchase Agreement, incorporated by reference to Form S-1 Registration Statement filed by the Company on September 18, 1992.

10.7	First Amended and Restated Employment Agreement between Christopher Oddleifson and the Company and Rockland Trust dated April 14, 2005 is filed as an exhibit under the Form 8-K file on April 14, 2005.

10.8	Revised employment agreement between Raymond Fuerschbach, Edward F. Jankowski, Ferdinand T. Kelley, Jane Lundquist, Edward Seksay and Denis Sheahan and the Company and Rockland Trust (Management Contracts under Item 601(10)(iii)(A)) dated December 6, 2004 are filed as an exhibit under the Form 8-K filed on December 9, 2004

10.9	Revised Change of Control Agreements between Amy A. Geogan and Anthony A. Paciulli and the Company and Rockland dated December 6, 2004 are filed as an exhibit under the Form 8-K filed on December 9, 2004.

10.10	Options to acquire shares of the Company’s Common Stock pursuant to the Independent Bank Corp. 1997 Employee Stock Option Plan were awarded to Christopher Oddleifson, Raymond G. Fuerschbach, Amy A. Geogan, Edward F. Jankowski, Ferdinand T. Kelley, Jane L. Lindquist, Anthony A. Paculli, Edward H. Seksay and Denis K. Sheahan dated December 9, 2004 is filed as an exhibit under the Form 8-K filed on December 15, 2004.

No.	Exhibit
10.11	On-Site Outsourcing Agreement by and between Fidelity Information Services, inc. and Independent Bank Corp., effective as of November 1, 2004. Incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2004. (PLEASE NOTE: Portions of this contract, and its exhibits and attachments, have been omitted pursuant to a request for confidential treatment sent on March 4, 2005 to the Securities and Exchange Commission. The locations where material has been omitted are indicated by the following notation: “{****}”. The entire contract, in unredacted form, has been filed separately with the Commission with the request for confidential treatment.)

10.12	Independent Bank Corp and Rockland Trust Company Executive Officer Performance Incentive Plan (Management contract under Item 601 (10)(iii)(A) is filed herewith. (PLEASE NOTE: Portions of this Plan, and its schedules, have been omitted pursuant to a request for confidential treatment sent on May 3, 2005 to the Securities and Exchange Commission. The locations where material has been omitted are indicated by the following notation: “{****}”. The entire Plan, in unredacted form, has been filed separately with the Commission with the request for confidential treatment.)

10.13	New Markets Tax Credit Program Allocation Agreement between the Community Development Financial Institutions Fund of the United States Department of the Treasury and Rockland Community Development with an Allocation Effective Date of September 22, 2004 is filed as an exhibit under the Form 8-K filed on October 14, 2004.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.*

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.*

32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.+

32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.+

*Filed herewith

+Furnished herewith

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDEPENDENT BANK CORP.
(registrant)

Date: April 28, 2005	/s/ Christopher Oddleifson

Christopher Oddleifson
President and
Chief Executive Officer

Date: April 28, 2005	/s/ Denis K. Sheahan

Denis K. Sheahan
Chief Financial Officer
and Treasurer
(Principal Financial and
Principal Accounting Officer)

INDEPENDENT BANK CORP.
(registrant)