Form 10-Q
period 2005-06-30
INDEPENDENT BANK CORP
filed 2005-08-05
CIK 776901

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
Yes ☑   No
     As of August 1, 2005, there were 15,395,028 shares of the issuer’s common stock outstanding, par value $0.01 per share.

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
INDEPENDENT BANK CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited — Dollars in Thousands, Except Share and Per Share Amounts)

	June 30,	December 31,
	2005	2004

ASSETS
CASH AND DUE FROM BANKS	$76,454	$62,961
FEDERAL FUNDS SOLD AND ASSETS PURCHASED UNDER RESALE AGREEMENT & SHORT TERM INVESTMENTS SECURITIES	3,564	2,735
Trading Assets	1,539	1,572
Securities Available for Sale	614,760	680,286
Securities Held to Maturity (fair value $110,651 and $112,159)	106,724	107,967
Federal Home Loan Bank Stock	29,287	28,413

TOTAL SECURITIES	752,310	818,238

LOANS
Commercial and Industrial	160,345	156,260
Commercial Real Estate	635,977	613,300
Commercial Construction	150,340	126,632
Business Banking	48,742	43,673
Residential Real Estate	426,753	427,556
Residential Construction	9,423	7,316
Residential Loans Held for Sale	11,511	10,933
Consumer — Home Equity	229,899	194,458
Consumer — Auto	281,564	283,964
Consumer — Other	55,583	52,266

TOTAL LOANS	2,010,137	1,916,358
LESS: ALLOWANCE FOR LOAN LOSSES	(26,050)	(25,197)

NET LOANS	1,984,087	1,891,161

BANK PREMISES AND EQUIPMENT, Net	36,303	36,449
GOODWILL	55,185	55,185
CORE DEPOSIT INTANGIBLE	1,942	2,103
MORTGAGE SERVICING RIGHTS	2,956	3,291
BANK OWNED LIFE INSURANCE	43,654	42,664
OTHER ASSETS	33,929	29,139

TOTAL ASSETS	$2,990,384	$2,943,926

LIABILITIES
DEPOSITS
Demand Deposits	$528,295	$495,500
Savings and Interest Checking Accounts	611,050	614,481
Money Market	513,181	501,065
Time Certificates of Deposit over $100,000	145,729	117,258
Other Time Certificates of Deposits	351,142	331,931

TOTAL DEPOSITS	2,149,397	2,060,235

FEDERAL HOME LOAN BANK BORROWINGS	460,784	537,919
FEDERAL FUNDS PURCHASED AND ASSETS SOLD UNDER REPURCHASE AGREEMENTS	86,976	61,533
JUNIOR SUBORDINATED DEBENTURES	51,546	51,546
TREASURY TAX AND LOAN NOTES	3,047	4,163

TOTAL BORROWINGS	602,353	655,161

OTHER LIABILITIES	18,106	17,787

TOTAL LIABILITIES	$2,769,856	$2,733,183

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
PREFERRED STOCK, $0.01 par value. Authorized: 1,000,000 Shares Outstanding: None	—	—
COMMON STOCK, $0.01 par value. Authorized: 30,000,000 Issued: 15,450,724 Shares at June 30, 2005 and at December 31, 2004.	155	155
TREASURY STOCK: 69,621 Shares at June 30, 2005 and 124,488 Shares at December 31, 2004.	(1,088)	(1,946)
TREASURY STOCK SHARES HELD IN RABBI TRUST AT COST 168,267 Shares at June 30, 2005 and 171,799 Shares at December 31, 2004	(1,504)	(1,428)
DEFERRED COMPENSATION OBLIGATION	1,504	1,428
ADDITIONAL PAID IN CAPITAL	59,575	59,470
RETAINED EARNINGS	163,474	152,130
ACCUMULATED OTHER COMPREHENSIVE(LOSS)/ INCOME, NET OF TAX	(1,588)	934

TOTAL STOCKHOLDERS’ EQUITY	220,528	210,743

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,990,384	$2,943,926

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited — Dollars in Thousands, Except Share and Per Share Data)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2005	2004	2005	2004

INTEREST INCOME
Interest on Loans	$29,769	$23,540	$57,897	$46,819
Taxable Interest and Dividends on Securities	8,146	7,907	16,299	14,955
Non-taxable Interest and Dividends on Securities	675	695	1,339	1,442
Interest on Federal Funds Sold and Short-Term Investments	36	—	66	—

Total Interest Income	38,626	32,142	75,601	63,216

INTEREST EXPENSE
Interest on Deposits	6,080	4,589	11,333	8,886
Interest on Borrowings	6,202	4,584	12,056	7,927

Total Interest Expense	12,282	9,173	23,389	16,813

Net Interest Income	26,344	22,969	52,212	46,403

PROVISION FOR LOAN LOSSES	1,105	744	2,035	1,488

Net Interest Income After Provision For Loan Losses	25,239	22,225	50,177	44,915

NON-INTEREST INCOME
Service Charges on Deposit Accounts	3,178	3,052	6,149	5,962
Investment Management Services Income	1,413	1,248	2,651	2,328
Mortgage Banking Income	583	856	1,512	1,592
BOLI Income	474	588	897	970
Net Gain on Sales of Securities	273	—	616	997
Other Non-Interest Income	788	713	1,470	1,863

Total Non-Interest Income	6,709	6,457	13,295	13,712

NON-INTEREST EXPENSE
Salaries and Employee Benefits	12,162	9,976	23,953	20,942
Occupancy and Equipment Expenses	2,597	2,209	5,192	4,497
Data Processing and Facilities Management	991	1,153	1,953	2,210
Merger & Acquisition Expense	—	221	—	221
Other Non-Interest Expense	4,586	5,332	9,027	9,986

Total Non-Interest Expense	20,336	18,891	40,125	37,856

Minority Interest Expense	—	—	—	1,072

INCOME BEFORE INCOME TAXES	11,612	9,791	23,347	19,699
PROVISION FOR INCOME TAXES	3,571	3,170	7,392	6,378

NET INCOME	$8,041	$6,621	$15,955	$13,321

BASIC EARNINGS PER SHARE	$0.52	$0.45	$1.04	$0.91

DILUTED EARNINGS PER SHARE	$0.52	$0.45	$1.03	$0.90

Weighted average common shares (Basic)	15,372,253	14,688,789	15,359,374	14,670,858
Common stock equivalents	132,723	164,961	148,650	185,150

Weighted average common shares (Diluted)	15,504,976	14,853,750	15,508,024	14,856,008

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited — Dollars in Thousands, Except Per Share Data)

			TREASURY				ACCUMULATED
			STOCK				OTHER
			HELD IN	DEFERRED	ADDITIONAL		COMPREHENSIVE
	COMMON	TREASURY	RABBI	COMPENSATION	PAID-IN	RETAINED	(LOSS)
	STOCK	STOCK	TRUST	OBLIGATION	CAPITAL	EARNINGS	INCOME	TOTAL

BALANCE DECEMBER 31, 2003	$149	($3,685)	($1,281)	$1,281	$42,292	$129,760	$3,331	$171,847

Net Income						30,767		30,767
Cash Dividends Declared ($0.56 per share)						(8,397)		(8,397)
Proceeds From Exercise of Stock Options		1,739			69			1,808
Tax Benefit on Stock Option Exercise					247			247
Common Stock Issued for Acquisition	6				16,862			16,868
Change in Fair Value of Derivatives During Period, Net of Tax, and Realized Gains							(135)	(135)
Deferred Compensation Obligation			(147)	147				—
Change in Unrealized Gain on Securities Available For Sale, Net of Tax, and Realized Gains							(2,262)	(2,262)

BALANCE DECEMBER 31, 2004	$155	($1,946)	($1,428)	$1,428	$59,470	$152,130	$934	$210,743

Net Income						15,955		15,955
Cash Dividends Declared ($0.30 per share)						(4,611)		(4,611)
Proceeds From Exercise of Stock Options		858			(24)			834
Tax Benefit on Stock Option Exercise					129			129
Change in Fair Value of Derivatives During Period, Net of Tax, and Realized Gains							(217)	(217)
Deferred Compensation Obligation			(76)	76				—
Change in Unrealized Gain on Securities Available For Sale, Net of Tax, and Realized Gains							(2,305)	(2,305)

BALANCE JUNE 30, 2005	$155	($1,088)	($1,504)	$1,504	$59,575	$163,474	($1,588)	$220,528

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited — Dollars in Thousands)

	SIX MONTHS ENDED
	JUNE 30,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$15,955	$13,321
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED FROM OPERATING ACTIVITIES:
Depreciation and amortization	3,120	2,851
Provision for loan losses	2,035	1,488
Deferred income tax expense	(1,683)	(4,301)
Loans originated for resale	(94,065)	(67,580)
Proceeds from mortgage loan sales	94,246	67,363
Gain on sale of mortgages	(760)	(216)
Gain on sale of investments	(616)	(997)
Gain/(Loss) recorded from mortgage servicing rights, net of amortization	335	(12)
Changes in assets and liabilities:
Increase in other assets	(2,797)	(4,162)
Increase in other liabilities	158	776

TOTAL ADJUSTMENTS	(27)	(4,790)

NET CASH PROVIDED FROM OPERATING ACTIVITIES	15,928	8,531

CASH FLOWS USED IN INVESTING ACTIVITIES:
Proceeds from maturities and principal repayments of Securities Held to Maturity	1,169	7,046
Proceeds from maturities and principal repayments and sales of Securities Available For Sale	158,747	112,400
Purchase of Securities Available For Sale	(96,796)	(249,698)
Purchase of Federal Home Loan Bank Stock	(874)	(525)
Net increase in Loans	(94,383)	(115,533)
Investment in Bank Premises and Equipment	(2,207)	(2,685)

NET CASH USED IN INVESTING ACTIVITIES	(34,344)	(248,995)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in Time Deposits	47,682	14,772
Net increase in Other Deposits	41,480	189,229
Net increase in Federal Funds Purchased and Assets Sold Under Repurchase Agreements	25,443	10,997
Net (decrease) increase in Federal Home Loan Bank Borrowings	(77,135)	25,598
Net decrease in Treasury Tax and Loan Notes	(1,116)	(1,970)
Proceeds from exercise of stock options	834	1,105
Dividends paid	(4,450)	(3,955)

NET CASH PROVIDED FROM FINANCING ACTIVITIES	32,738	235,776

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	14,322	(4,688)

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF PERIOD	65,696	75,495

CASH AND CASH EQUIVALENTS AS OF JUNE 30,	$80,018	$70,807

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the three months for:
Interest on deposits and borrowings	$21,626	$15,745
Interest on shares subject to mandatory redemption	—	2,125
Income taxes	7,968	8,615
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Change in fair value of cash flow derivatives, net of tax and realized gains	(217)	410
Change in fair value of securities available for sale, net of tax and realized gains	(2,305)	(7,268)
Issuance of shares from Treasury Stock for the exercise of stock options	858	1,090
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
     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included. Operating results for the quarter and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005 or any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission.
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

     The Company has four stock option plans: the Amended and Restated 1987 Incentive Stock Option Plan (“The 1987 Plan”), the 1996 Non-employee Directors’ Stock Option Plan (“The 1996 Plan”), the 1997 Employee Stock Option Plan (“The 1997 Plan”), and the 2005 Employee Stock Option Plan (“The 2005 Plan”). All four plans were approved by the Company’s Board of Directors and shareholders. The 2005 Plan was approved by the Company’s Board of Directors on February 10, 2005 and ratified by the Company’s shareholders on April 21, 2005. The 2005 Plan was approved to allow issuance of either stock options or restricted stock awards for up to 800,000 shares of common stock. No awards have been granted from the 2005 Plan to date.
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

Three Months Ended June 30,		2005	2004

Net Income:	As Reported (000’s)	$8,041	$6,621
	Pro Forma (000’s)	$7,813	$6,490

Basic EPS:	As Reported	$0.52	$0.45
	Pro Forma	$0.51	$0.44

Diluted EPS:	As Reported	$0.52	$0.45
	Pro Forma	$0.50	$0.44

Six Months Ended June 30,		2005	2004

Net Income:	As Reported (000’s)	$15,955	$13,321
	Pro Forma (000’s)	$15,514	$13,023

Basic EPS:	As Reported	$1.04	$0.91
	Pro Forma	$1.01	$0.89

Diluted EPS:	As Reported	$1.03	$0.90
	Pro Forma	$1.00	$0.88
     The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants under the 1997 Plan and the 1996 Plan:

	1997 Plan		1996 Plan

Risk Free Interest Rate
June 30, 2005	3.53%	(1)	3.93%	(2)
Fiscal Year 2004	3.35%	(3)	—
	2.64%-3.49%	(4)	3.19%	(5)

Expected Dividend Yield
June 30, 2005	1.91%	(1)	2.21%	(2)
Fiscal Year 2004	1.64%	(3)	—
	1.71%-2.09%	(4)	2.02%	(5)

Expected Life
June 30, 2005	4 years (1)		4.5 years (2)
Fiscal Year 2004	4 years (3)		—
	3.5 years (4)		4 years (5)

Expected Volatility
June 30, 2005	26%	(1)	27%	(2)
Fiscal Year 2004	28%	(3)	—
	28-30%	(4)	28%	(5)

(1)	On January 13, 2005, 34,500 options were granted from the 1997 Plan to certain First Vice Presidents and Vice Presidents of the Company. Also on January 13, 2005, 5,000 options were granted to the Senior Vice President and Director of Marketing, Strategy and Analysis. The risk free rate, expected dividend yield, expected life and expected volatility for these grants was determined on January 13, 2005.

(2)	On April 26, 2005, 11,000 options were granted from the 1996 Plan to the Company’s Board of Directors. The risk free rate, expected dividend yield, expected life and expected volatility for this grant were determined on April 26, 2005.

(3)	On December 9, 2004, 175,500 options were granted from the 1997 Plan to the Company’s members of Senior Management. The risk free rate, expected dividend yield, expected life and expected volatility for this grant were determined on December 9, 2004.

(4)	On both January 8, 2004 and June 10, 2004, 5,000 options were granted from the 1997 Plan to the Company’s Managing Director of Business Banking. The risk free rate, expected dividend yield, expected life and expected volatility for these grants were determined on the respective grant dates. On both July 19, 2004 and October 20, 2004 10,000 options were granted from the 1997 Plan to the Company’s Executive Vice President of Retail Banking and Corporate Marketing. The risk free rate, expected dividend yield, expected life and expected volatility for these grants were determined on the respective grant dates.

(5)	On April 27, 2004, 11,000 options were granted from the 1996 Plan to the Company’s Board of Directors. The risk free rate, expected dividend yield, expected life and expected volatility for this grant were determined on April 27, 2004.

NOTE 3 — RECENT ACCOUNTING DEVELOPMENTS
     SFAS No. 123 (revised 2004) (“SFAS 123R”), “ Share-Based Payment ” In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004). SFAS No. 123R replaces SFAS No. 123 “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”. SFAS No. 123R will require that the compensation cost relating to share-based payment transactions be recognized in the Company’s financial statements, eliminating pro forma disclosure as an alternative. That cost will be measured based on the grant-date fair value of the equity or liability instruments issued. On April 14, 2005, the SEC issued a press release deferring the compliance date of SFAS 123R, which had an original effective date of the first interim or annual period beginning after June 15, 2005, until the beginning of a company’s next fiscal year for calendar-year companies. For the Company, implementation would therefore be required beginning January 1, 2006. The impact of the Company adopting such accounting can be seen in Note 2, Stock-Based Compensation of the Notes to Consolidated Financial Statements included in Item 1 hereof. The Company estimates the 2006 compensation expense related to share-based payment transactions to be recognized will be approximately $800,000 before tax for the year ending December 31, 2006 for options granted to date upon adoption of SFAS 123R. Management has not yet decided the transition method it will use upon adoption of SFAS 123R nor has it decided the amount or type of share-based compensation to be issued for the remainder of 2005 and beyond.
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
     FASB Staff Position (“FSP”) 106-2: “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” In May 2004, the FASB issued FSP 106-2. FSP 106-2 provides guidance on accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”) for employers that sponsor postretirement health care plans that provide prescription drug benefits that are “actuarially equivalent” to Medicare Part D. It also requires certain disclosures regarding the effect of the Federal subsidy provided by the Act. FSP 106-2 is effective for interim or annual periods beginning after June 15, 2004. The reported measures of net periodic postretirement benefit costs for year to date June 30, 2005 do not reflect any amount associated with the Federal subsidy provided by the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”) because the Company does not believe that the benefits provided by the postretirement benefit plans that fall under the Act have a material impact upon the Company’s financial statements.
     FASB Emerging Issues Task Force (“EITF”) Issue 03-1: “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” In November 2003 and March 2004, the FASB’s EITF issued a consensus on EITF Issue 03-1. EITF 03-1 contains new guidance on other-than-temporary impairments of investment securities. The guidance dictates when impairment is deemed to exist, provides guidance on determining if impairment is other than temporary, and directs how to calculate impairment loss. Issue 03-1 also details expanded annual disclosure rules. In September 2004, the FASB issued FSP EITF Issue No. 03-1-1 “Effective Date of Paragraphs 10-20 of EITF Issue 03-1 The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, which delays the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of EITF 03-1 to be concurrent with the final issuance of FSP EITF 03-1-a “Implementation Guidance for the Application of Paragraph 16 of EITF 03-1 The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”.
     On June 29, 2005, the FASB met and decided not to provide additional guidance on the meaning of other-than-temporary impairment. The FASB will issue the proposed FSP EITF 03-1-a as final and the final FSP will supersede EITF Issue No. 03-1 and EITF Topic No. D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value,” and will replace guidance set forth in paragraphs 10-18 of EITF Issue No. 03-1 with references to existing other-than-temporary impairment guidance. When issued, the final FSP will be titled, “FSP FAS 115-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The new FSP will be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The adoption of the original EITF 03-1 (excluding paragraphs 10-20) did not have a material impact on the Company’s financial position or results of operations nor does the Company believe that the adoption of FSP FAS 115-1 will have a material impact on the Company’s financial position.
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

     Earnings per share consisted of the following components for the three and six months ended June 30, 2005 and 2004:

	Net Income
	2005	2004
For the Three Months Ended June 30,	(Dollars in Thousands)
Net Income	$8,041	$6,621

	Weighted Average
	Shares
	2005	2004
Basic EPS	15,372,253	14,688,789
Effect of dilutive securities	132,723	164,961

Diluted EPS	15,504,976	14,853,750

	Net Income
	Per Share
	2005	2004
Basic EPS	$0.52	$0.45
Effect of dilutive securities	$0.00	$0.00

Diluted EPS	$0.52	$0.45

	Net Income
	2005	2004
For the Six Months Ended June 30,	(Dollars in Thousands)
Net Income	$15,955	$13,321

	Weighted Average
	Shares
	2005	2004
Basic EPS	15,359,374	14,670,858
Effect of dilutive securities	148,650	185,150

Diluted EPS	15,508,024	14,856,008

	Net Income
	Per Share
	2005	2004
Basic EPS	$1.04	$0.91
Effect of dilutive securities	$0.01	$0.01

Diluted EPS	$1.03	$0.90

     Options to purchase common stock with an exercise price greater than the average market price of common shares for the period are excluded from the calculation of diluted earnings per share, as their effect on earnings per share would be anti-dilutive. For the three and six months ended June 30, 2005 there were 346,555 and 330,756 shares, respectively, excluded from the calculation of diluted earnings per share. For the three and six months ended June 30, 2004 there were 135,695 and 129,901, respectively, of shares excluded from the calculation of diluted earnings per share.

NOTE 5 — EMPLOYEE BENEFITS
POST RETIREMENT BENEFITS AND SUPPLEMENTAL EXECUTIVE RETIREMENT PLANS
     The following table illustrates the status of the post-retirement benefit plan and supplemental executive retirement plans (“SERPs”) as of June 30, for the periods presented:
Components of Net Periodic Benefit Cost

	Post Retirement Benefits		SERPs
	Three months ended June 30,
	2005	2004	2005	2004
	(Unaudited - Dollars in Thousands)
Service cost	$23	$20	$44	$35
Interest cost	18	17	32	31
Amortization of transition obligation	9	9	—	—
Amortization of prior service cost	3	3	11	39

Net periodic benefit cost	$53	$49	$87	$105

Components of Net Periodic Benefit Cost

	Post Retirement Benefits		SERPs
	Six months ended June 30,
	2005	2004	2005	2004
	(Unaudited - Dollars in Thousands)
Service cost	$46	$40	$88	$69
Interest cost	36	34	64	62
Amortization of transition obligation	18	18	—	—
Amortization of prior service cost	6	6	23	78

Net periodic benefit cost	$106	$98	$175	$209

     The Company previously disclosed in its financial statements for the fiscal year ended December 31, 2004 that it expected to contribute $65,000 to its post retirement benefit plan and $124,000 to its SERPs in 2005 and presently anticipates making these contributions. For the three months ended June 30, 2005, $13,000 and $28,000 of contributions have been made to the post retirement benefit plan and the SERPs, respectively, and for the six months ended June 30, 2005, $44,000 and $57,000 of contributions have been made to the post retirement benefit plan and the SERPs, respectively.
     Not included in the above summary are the components of net periodic benefit cost for the noncontributory defined benefit pension plan administered by Pentegra (“the Fund”). The Fund does not segregate the assets or liabilities of all participating employers and, accordingly, disclosure of accumulated vested and non-vested benefits is not possible. The pension plan year is July 1st through June 30th. The Company anticipates that contributions paid to the defined benefit pension plan will be $1.2 million beginning in the third quarter of 2005 related to the 2005-2006 plan year. Contributions for the 2004-2005 plan year were all paid in 2004. Pension expense was $1.8 million for the year 2004 and is expected to be $2.2 million for the full year 2005 of which $596,000 has been recognized for the three months ended June 30, 2005 and $1.1 million has been recognized year to date.

NOTE 6 — REPURCHASE AGREEMENTS
     Both wholesale and retail repurchase agreements are collateralized by mortgage-backed securities and U.S. Government obligations. At June 30, 2005, the Company had $25.0 million securities of repurchase agreements outstanding with third party brokers and $62.0 million of customer repurchase agreements outstanding. The related securities are included in the securities available for sale.
NOTE 7 — COMPREHENSIVE INCOME (LOSS)
     Information on the Company’s comprehensive income (loss), presented net of taxes, is set forth below for the three and six months ended June 30, 2005 .
Comprehensive income (loss) is reported net of taxes, as follows:
(Unaudited — Dollars in Thousands)

	FOR THE THREE		FOR THE SIX
	MONTHS ENDED		MONTHS ENDED
	JUNE 30,		JUNE 30,
	2005	2004	2005	2004

Net Income	$8,041	$6,621	$15,955	$13,321
Other Comprehensive Income/(Loss), Net of Tax:
Increase in unrealized gains/(losses) on securities available for sale, net of tax of $3,142 and $6,913 for the three months ended June 30, 2005 and 2004, respectively, and $1,167 and $3,964 for the six months ending June 30, 2005 and 2004, respectively.	5,236	(11,821)	(1,919)	(6,613)

Less: reclassification adjustment for realized gains included in net earnings, net of tax of $105 and $0 for the three months ending June 30, 2005 and 2004, respectively, and $230 and $370, for the six months ending June 30, 2005 and 2004, respectively.	(168)	—	(386)	(655)

Net change in unrealized gains/(losses) on securities available for sale, net of tax of $3,037 and $6,913 for the three months ending June 30, 2005 and 2004, respectively, and $1,397 and $4,334 for the six months ending June 30, 2005 and 2004, respectively.	5,068	(11,821)	(2,305)	(7,268)

(Decrease) / Increase in fair value of derivatives, net of tax of $802 and $827 for the three months ending June 30, 2005 and 2004, respectively, and $40 and $574 for the six months ending June 30, 2005 and 2004, respectively.	(1,107)	1,536	55	1,066

Less: reclassification of realized gains on derivatives, net of tax of $99 and $237 for the three months ending June 30, 2005 and 2004, respectively, and $198 and $475, for the six months ending June 30, 2005 and 2004, respectively.	(136)	(327)	(272)	(656)

Net change in fair value of derivatives, net of tax of $901 and $590 for the three months ending June 30, 2005 and 2004, respectively, and $158 and $99, for the six months ending June 30, 2005 and 2004, respectively.	(1,243)	1,209	(217)	410

Other Comprehensive (Loss) / Income	3,825	(10,612)	(2,522)	(6,858)

Comprehensive Income (Loss)	$11,866	($3,991)	$13,433	$6,463

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
     The Company reported strong earnings growth during the quarter. Net income for the quarter ended June 30, 2005 was $8.0 million, an increase of 21.5% from the same period last year. Strong growth in both loans and deposits as well as a stabilized net interest margin contributed significantly to the quarter’s growth in earnings.

* In the 3rd Quarter of 2004, the Company acquired $96.9 million of loans, resulting from the Falmouth Bancorp, Inc. acquisition.

* In the 3rd Quarter of 2004, the Company acquired $136.7 million in deposits, resulting from the Falmouth Bancorp, Inc. acquisition.

     * The net interest margin of the Company was negatively impacted by 0.19% on an annualized basis due to the adoption of Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46R “Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51” (see Recent Accounting Pronouncements, Fin No. 46 in Item 1 hereof) effective March 31, 2004. The net interest margin for prior periods shown above have not been adjusted to reflect the adoption of this interpretation.
     While changes in the prevailing interest rate environment have and will continue to have an impact on the level of the Company’s earnings, management strives to mitigate volatility in net interest income resulting from changes in benchmark interest rates by adjustable rate asset generation, effective liability management and off-balance sheet interest rate derivatives, illustrated in Table 8 – Interest Rate Sensitivity and the discussion to follow within the Market Risk section of the management discussion and analysis.
     Looking ahead to the remainder of 2005, the Company expects the quarterly net interest margin to expand in to the high 3.80%’s for the remainder of the year, with deposit pricing being a key determinant. Competition for deposit generation in the Company’s footprint remains strong.

     Asset quality continues to be a highlight for the Company’s strong performance and is not anticipated to change significantly in the near term.
     Management plans to continue to grow earnings through prudent asset growth, increasing deposit originations, generating growth in non-interest income, and non-interest expense control. As previously reported, there are a number of initiatives that are expected to contribute in 2005 and beyond. The Company’s continued success in 2005 will be predicated upon the disciplined execution and the careful monitoring of the Strategic Plan that has been put in place.
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
     Management believes that its commitment and execution of the objectives outlined above will be critical to continuing to deliver strong financial performance.
FINANCIAL POSITION
     Loan Portfolio Total loans increased by $93.8 million, or 4.9%, during the six months ended June 30, 2005. The increases were mainly in commercial loans which increased $50.5 million, or 5.6%, in total with commercial construction representing the largest growth of $23.7 million, or 18.7%. Commercial real estate loans increased by $22.7 million, or 3.7%, and commercial and industrial loans increased $4.1 million, or 2.6%. Consumer loans in total increased $36.4 million, or 6.9% primarily due to growth in variable Home Equity lending. The Consumer- Auto loan portfolio decreased by $2.4 million, or 0.85%, during the six months ended June 30, 2005 as this segment of the loan portfolio has been de-emphasized due to narrowing spreads. Business banking loans totaled $48.7 million, representing growth of 11.6% during the six months ending June 30, 2005. Residential loans increased $1.9 million, or 0.4% during the first six months.

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
     The following table sets forth a summary of certain delinquency information as of the dates indicated:
Table 1 - Summary of Delinquency Information

	At June 30, 2005				At December 31, 2004
	60-89 days		90 days or more		60-89 days		90 days or more
	Number	Principal	Number	Principal	Number	Principal	Number	Principal
	of Loans	Balance	of Loans	Balance	of Loans	Balance	of Loans	Balance
	(Unaudited - Dollars in Thousands)
Real Estate Loans:
Residential	3	$629	2	$650	3	$764	4	$173
Residential Construction	—	—	—		—	—	—	—
Commercial	1	27	1	158	1	188	2	227
Commercial Construction	1	280	—	—	—	—	—	—
Commercial and Industrial Loans	1	200	4	165	1	130	4	207
Business Banking	4	53	4	79	1	11	4	167
Consumer - Home Equity	—	—	2	62	—	—	—	—
Consumer - Auto (1)	48	560	34	299	N/A	N/A	N/A	N/A
Consumer - Other	36	126	34	163	76	626	95	459

Total	94	$1,875	81	$1,576	82	$1,719	109	$1,233

(1)	For periods prior to June 30, 2005, Consumer-Auto loans are included in Consumer-Other.
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
     Nonperforming Assets Nonperforming assets are comprised of nonperforming loans, nonperforming securities and other real estate owned (“OREO”). Nonperforming loans consist of nonaccrual loans and loans that are more than 90 days past due but still accruing interest. OREO includes properties held by the Bank as a result of foreclosure or by acceptance of a deed in lieu of foreclosure. Nonperforming assets totaled $2.1 million at June 30, 2005 (0.07% of total assets), as compared to the $2.7 million (0.09% of total assets) reported at December 31, 2004. The Company’s allowance for loan losses to nonperforming loans is 1,241.07% as compared to 932.53% at December 31, 2004 and the Company maintained an allowance to loan ratio of 1.30% at June 30, 2005 compared to 1.31% at December 31, 2004. The Bank held no OREO property on June 30, 2005 or December 31, 2004 and all securities were performing.
     Repossessed automobile loan balances continue to be classified as nonperforming loans, and not as other assets, because the borrower has the potential to satisfy the obligation within twenty days from the date of repossession (before the Bank can schedule disposal of the collateral). The borrower can redeem the property by payment in full at any time prior to the disposal of it by the Bank. Repossessed automobile loan balances amounted to $490,000, $703,000 and $462,000 for the periods ending June 30, 2005, December 31, 2004, and June 30, 2004, respectively.
     The following table sets forth information regarding nonperforming assets held by the Company at the dates indicated.

Table 2- Nonperforming Assets / Loans
(Unaudited - Dollars in Thousands)

	As of	As of	As of
	June 30,	December 31,	June 30,
	2005	2004	2004
Loans past due 90 days or more but still accruing
Home Equity	$62	$—	$—
Consumer - Auto (2)	49	—	—
Consumer - Other	107	245	155

Total	$218	$245	$155

Loans accounted for on a nonaccrual basis (1)
Commercial and Industrial	$193	$334	$1,315
Business Banking (3)	80	N/A	N/A
Real Estate - Commercial Mortgage	158	227	328
Real Estate - Residential Mortgage	879	1,193	1,086
Consumer - Auto	489	703	—
Consumer - Other	82	—	462

Total	$1,881	$2,457	$3,191

Total nonperforming loans	$2,099	$2,702	$3,346

Other real estate owned	$—	$—	$—

Total nonperforming assets	$2,099	$2,702	$3,346

Restructured loans	$397	$416	$436

Nonperforming loans as a percent of gross loans	0.10%	0.14%	0.20%

Nonperforming assets as a percent of total assets	0.07%	0.09%	0.12%

(1)	There were no restructured nonaccruing loans at June 30, 2005, December 31, 2004 and June 30, 2004.

(2)	For periods prior to June 30, 2005, Consumer-Auto loans due 90 days or more but still accruing are included in Consumer-Other.

(3)	For periods prior to June 30, 2005, Business Banking loans are included in Commercial and Industrial and Consumer-Other.
     In the course of resolving nonperforming loans, the Bank may choose to restructure the contractual terms of certain commercial and real estate loans. Terms may be modified to fit the ability of the borrower to repay in line with the current financial status. It is the Bank’s policy to maintain restructured loans on nonaccrual status for approximately six months before management considers a return to accrual status. At June 30, 2005, the Bank had $397,000 of restructured loans. At June 30, 2005, the Bank also had 32 potential problem loans which were not included in nonperforming loans with an outstanding balance of $23.2 million. Potential problem loans are any loans, which are not included in nonaccrual or non-performing loans and which are not considered troubled debt restructures, where known information about possible credit problems of the borrowers causes management to have concerns as to the ability of such borrowers to comply with present loan repayment terms .
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
     Interest income that would have been recognized for the three months ended June 30, 2005 and June 30, 2004, if nonperforming loans at the respective dates had been performing in accordance with their original terms, approximated $47,000 and $68,000, respectively. Interest income that would have been recognized for the six months ended June 30, 2005 and June 30, 2004, if nonperforming loans at the respective dates had been performing in accordance with their original terms, approximated $113,000 and $158,000, respectively. The actual amount of interest that was collected on nonaccrual and restructured loans during the three months ended June 30, 2005 and June 30, 2004 and included in interest income was $13,000 and $78,000, respectively. The actual amount of interest that was collected on nonaccrual and restructured loans during the six months ended June 30, 2005 and June 30, 2004 and included in interest income was $44,000 and $119,000, respectively.
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
     Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer or residential loans for impairment disclosures. At June 30, 2005, impaired loans include all commercial real estate loans and commercial and industrial loans on nonaccrual status, restructured loans and certain potential problem loans for which a collateral deficit exists and a specific allocation of allowance for loan loss has been assigned. Total impaired loans at June 30, 2005 and December 31, 2004 were $1.6 million and $2.6 million, respectively.
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
     The allowance for loan losses is maintained at a level that management considers adequate to provide for potential loan losses based upon evaluation of known and inherent risks in the loan portfolio. The allowance is increased by provisions for loan losses and by recoveries of loans previously charged-off and is reduced by loans charged-off. Additionally, in 2004 the Bank’s allowance increased by $869,000 upon acquisition of Falmouth Bancorp, Inc.

This increase represents management’s estimate of potential inherent losses in the acquired portfolio.
     As of June 30, 2005, the allowance for loan losses totaled $26.1 million, or 1.30%, of total loans as compared to $25.2 million, or 1.31%, of total loans at December 31, 2004. Based on the analyses described herein, management believes that the level of the allowance for loan losses at June 30, 2005 is adequate.
     The following table summarizes changes in the allowance for possible loan losses and other selected loan data for the periods presented:

Table 3 - Summary of Changes in the Allowance for Loan Losses

	Quarter to Date
	June 30,	March 31,	December 31,	September 30,	June 30,
	2005	2005	2004	2004	2004
	(Unaudited - Dollars in Thousands)
Average loans	$1,958,097	$1,932,768	$1,898,874	$1,814,143	$1,657,043

Allowance for loan losses, beginning of period	$25,505	$25,197	$25,253	$23,931	$23,467
Charged-off loans:
Commercial and Industrial	—	—	153	—	—
Business Banking (1)	48	151	78	—	—
Real Estate - Commercial	—	—	—	—	—
Real Estate - Residential	—	—	—	—	—
Real Estate - Construction	—	—	—	—	—
Home Equity	—	—	—	—	—
Consumer - Auto (2)	421	426	—	—	—
Consumer - Other	283	181	720	498	473

Total charged-off loans	752	758	951	498	473

Recoveries on loans previously charged-off:
Commercial and Industrial	51	6	11	52	31
Business Banking (1)	9	2	78	—	—
Real Estate - Commercial	—	—	—	1	1
Real Estate - Residential	—	—	—	30	—
Real Estate - Construction	—	—	—	—	—
Home Equity	—	20	—	—	—
Consumer - Auto (2)	105	65	—	—	—
Consumer - Other	27	43	36	107	161

Total recoveries	192	136	125	190	193

Net loans charged-off	560	622	826	308	280
Addition due to acquisition	—	—	—	870	—
Provision for loan losses	1,105	930	770	760	744

Total allowance for loan losses, end of period	$26,050	$25,505	$25,197	$25,253	$23,931

Net loans charged-off as a percent of average total loans	0.03%	0.03%	0.04%	0.02%	0.02%
Total allowance for loan losses as a percent of total loans	1.30%	1.31%	1.31%	1.35%	1.41%
Total allowance for loan losses as a percent of nonperforming loans	1,241.07%	917.12%	932.53%	627.56%	715.21%
Net loans charged-off as a percent of allowance for loan losses	2.15%	2.44%	3.28%	1.22%	1.17%
Recoveries as a percent of charge-offs	25.53%	17.94%	13.14%	38.15%	40.80%

(1)	For periods prior to December 31, 2004, Business Banking loans are included in Commercial and Industrial and Consumer-Other.

(2)	For periods prior to March 31, 2005, Consumer-Auto loans are included in Consumer-Other.
     The allowance for loan losses is allocated to various loan categories as part of the Bank’s process of evaluating its adequacy. The amount of allowance allocated to these loan categories was $22.7 million at June 30, 2005, compared to $22.4 million at December 31, 2004. The distribution of allowances allocated among the various loan categories as of June 30, 2005 was categorically similar to the distribution as of December 31, 2004. Increases or decreases in the amounts allocated to each category, as compared to those shown as of December 31, 2004, generally, reflect changes in portfolio balances outstanding due to new loan originations, loans paid off, changes in levels of credit line usage and the results of ongoing credit risk assessments of the loan portfolio.

     The following table summarizes the allocation of the allowance for loan losses for the dates indicated:
Table 4 - Summary of Allocation of the Allowance for Loan Losses
(Unaudited - Dollars In Thousands)

	AT JUNE 30,		AT DECEMBER 31,
	2005		2004
		Percent of		Percent of
		Loans		Loans
	Allowance	In Category	Allowance	In Category
	Amount	To Total Loans	Amount	To Total Loans
Allocated Allowances:
Commercial and Industrial	$3,166	7.9%	$3,387	8.2%
Business Banking	1,143	2.4%	1,022	2.3%
Commercial Real Estate	10,322	31.6%	10,346	32.0%
Real Estate Construction	3,141	8.1%	2,905	7.0%
Real Estate Residential	657	21.8%	659	22.9%
Consumer Home Equity	689	11.4%	583	10.1%
Consumer Auto	2,807	14.0%	2,839	14.8%
Consumer - Other	815	2.8%	667	2.7%
Imprecision Allowance	3,310	NA	2,789	NA

Total Allowance for Loan Losses	$26,050	100.0%	$25,197	100.0%

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
     The other method used to allocate allowances for loan losses entails the assignment of allowance amounts to individual loans on the basis of loan impairment. Certain loans are evaluated individually and are judged to be impaired when management believes it is probable that the Bank will not collect all of the contractual interest and principal payments as scheduled in the loan agreement. Under this method, loans are selected for evaluation based upon a change in internal risk rating, occurrence of delinquency, loan classification or nonaccrual status. A specific allowance amount is allocated to an individual loan when such loan has been deemed impaired and when the amount of a probable loss is able to be estimated on the basis of: (a) fair value of collateral, (b) present value of anticipated future cash flows or (c) the loan’s observable fair market price. Loans with a specific allowance and the amount of such allowance totaled $1.1 million and $157,000, respectively at June 30, 2005 and $1.1 million and $400,000, respectively, at December 31, 2004.
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
     Due to the imprecise nature of the loan loss estimation process and ever changing conditions, these risk attributes may not be adequately captured in data related to the formula-based loan loss components used to determine allocations in the Bank’s analysis of the adequacy of the allowance for loan losses. Management, therefore, has established and maintains an imprecision allowance for loan losses. The amount of this measurement imprecision allocation was $3.3 million at June 30, 2005, compared to $2.8 million at December 31, 2004.
     Management has increased the measurement imprecision allocation based upon its prospective judgment concerning the possible effects of changing business and economic conditions on borrowers in the loan portfolio, including, but not limited to, the effects of: (a) slower than anticipated employment growth, (b) rising interest rates, (c) inflationary pressure on commodity and energy prices, (d) changing conditions within local and regional real estate markets and (e) the continued uncertainty of geopolitical dynamics. Business and economic conditions notwithstanding, the credit quality of the Bank’s loan portfolio has remained stable and the incidence of default within the portfolio has not increased during the quarter-ended June 30, 2005.
     As of June 30, 2005, the allowance for loan losses totaled $26.1 million as compared to $25.2 million at December 31, 2004. Based on the processes described above, management believes that the level of the allowance for possible loan losses at June 30, 2005 is adequate.
     Goodwill and Core Deposit Intangible Goodwill and Core Deposit Intangible decreased $161,000, or 0.28%, to $57.1 million at June 30, 2005 from December 31, 2004 resulting from the amortization of the core deposit intangible.
     Securities Total securities decreased by $65.9 million, or 8.1%, to $752.3 million at June 30, 2005 from December 31, 2004, resulting from the sale of $62.9 million in longer duration securities. The ratio of securities to total assets is 25.2%. Sales consisted mostly of mortgage backed securities.
     Deposits Total deposits of $2.1 billion at June 30, 2005 increased $89.2 million, or 4.3%, compared to December 31, 2004. The Company experienced growth in core deposits of $41.5 million, or 2.6% partially attributable to seasonal inflows. Time deposits increased by $47.7 million, or 10.6% due to promotional certificate offerings.
     Borrowings Total borrowings decreased $52.8 million, or 8.1%, to $602.4 million at June 30, 2005 from December 31, 2004 as overnight borrowings were paid down.
     Stockholders’ Equity Stockholders’ equity as of June 30, 2005 totaled $220.5 million, as compared to $210.7 million at December 31, 2004 resulting from net income of $16.0 million offset mainly by dividends paid of $4.6 million and an other comprehensive loss of $2.3 million.
     Equity to Assets Ratio The ratio of equity to assets was 7.4% at June 30, 2005 and 7.2% at December 31, 2004.
RESULTS OF OPERATIONS
     Summary of Results of Operations The Company reported net income of $8.0 million for the second quarter of 2005 as compared with net income of $6.6 million for the second quarter of 2004. Diluted earnings per share were $0.52 for the three months ended June 30, 2005, compared to $0.45 per share for the same quarter in the prior year. Net income for the six months ended June 30, 2005 was $16.0 million compared to $13.3 million for the same period last year. Diluted earnings per share were $1.03 and $0.90 for the six months ended June 30, 2004.
     Net Interest Income The amount of net interest income is affected by changes in interest rates and by the volume and mix of interest earning assets and interest bearing liabilities.
     On a fully tax equivalent basis, net interest income for the second quarter of 2005 increased $3.4 million, or 14.4%, to $26.8 million, as compared to the second quarter of 2004. The Company’s net interest margin was 3.84% for both the second quarter of 2005 and 2004.

The Company’s interest rate spread (the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities) decreased to 3.42% during the second quarter of 2005, 5 basis points less than the comparable period in the prior year. The net interest margin for the six months ending June 30, 2005 was 3.84% as compared to 3.99% for the comparable period in 2004. The interest rate spread was 3.44% and 3.61% for the six months ending June 30, 2005 and 2004, respectively.
     The following tables present the Company’s average balances, net interest income, interest rate spread, and net interest margin for the three and six months ending June 30, 2005 and June 30, 2004. For purposes of the tables and the following discussion, income from interest-earning assets and net interest income are presented on a fully-taxable equivalent basis by adjusting income and yields earned on tax-exempt interest received on loans to qualifying borrowers and on certain of the Company’s securities to make them equivalent to income and yields on fully-taxable investments, assuming a federal income tax rate of 35%.

Table 5 - Average Balance, Interest Earned/Paid & Average Yields
(Unaudited - Dollars in Thousands)

		INTEREST			INTEREST
	AVERAGE	EARNED/	AVERAGE	AVERAGE	EARNED/	AVERAGE
	BALANCE	PAID	YIELD	BALANCE	PAID	YIELD
	2005	2005	2005	2004	2004	2004
FOR THE THREE MONTHS ENDED JUNE 30,

Interest-earning Assets:
Federal Funds Sold and Assets Purchased Under Resale Agreement	$5,028	$36	2.86%	$—	$—	—
Securities:
Trading Assets	1,527	5	1.31%	1,530	5	1.31%
Taxable Investment Securities	741,518	8,142	4.39%	719,125	7,902	4.40%
Non-taxable Investment Securities (1)	62,444	1,037	6.64%	64,369	1,069	6.64%

Total Securities:	805,489	9,184	4.56%	785,024	8,976	4.57%
Loans (1)	1,983,148	29,855	6.02%	1,657,043	23,620	5.70%

Total Interest-Earning Assets	$2,793,665	$39,075	5.59%	$2,442,067	$32,596	5.34%

Cash and Due from Banks	65,267			67,175
Other Assets	144,838			107,780

Total Assets	$3,003,770			$2,617,022

Interest-bearing Liabilities:
Deposits:
Savings and Interest Checking Accounts	$597,232	$662	0.44%	$542,451	$753	0.56%
Money Market and Super Interest Checking Accounts	533,563	2,334	1.75%	432,485	1,255	1.16%
Time Deposits	502,743	3,084	2.45%	471,974	2,582	2.19%

Total interest-bearing deposits:	1,633,538	6,080	1.49%	1,446,910	4,590	1.27%
Borrowings:
Federal Home Loan Bank borrowings	$502,255	$4,804	3.83%	$388,976	$3,278	3.37%
Federal Funds Purchased and Assets Sold Under Repurchase Agreement	69,992	270	1.54%	75,907	207	1.09%
Junior Subordinated Debentures	51,546	1,118	8.68%	51,546	1,095	8.50%
Treasury Tax and Loan Notes	1,681	10	2.38%	3,526	4	0.45%

Total borrowings:	625,474	6,202	3.97%	519,955	4,584	3.53%

Total Interest-Bearing Liabilities	$2,259,012	$12,282	2.17%	$1,966,865	$9,174	1.87%

Demand Deposits	510,879			458,660

Corporation Obligated Mandatorily Redeemable Trust
Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures of the Corporation	—			—
Other Liabilities	17,230			14,879

Total Liabilities	2,787,121			2,440,404
Stockholders’ Equity	216,649			176,618

Total Liabilities and Stockholders’ Equity	$3,003,770			$2,617,022

Net Interest Income		$26,793			$23,422

Interest Rate Spread (2)			3.42%			3.47%

Net Interest Margin (2)			3.84%			3.84%

Supplemental Information:
Total Deposits, including Demand Deposits	$2,144,417	$6,080		$1,905,570	$4,590
Cost of Total Deposits			1.13%			0.96%
Total Funding Liabilities, including Demand Deposits	$2,769,891	$12,282		$2,425,525	$9,174
Cost of Total Funding Liabilities			1.77%			1.51%

(1)	The total amount of adjustment to present interest income and yield on a fully tax-equivalent basis is $449 and $453 for the three months ended June 30, 2005 and 2004, respectively. Also, non-accrual loans have been included in the average loan category; however, unpaid interest on non-accrual loans has not been included for purposes of determining interest income.

(2)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities. Net interest margin represents annualized net interest income as a percent of average interest-earning assets.

Table 6 - Average Balance, Interest Earned/Paid & Average Yields
(Unaudited - Dollars in Thousands)

		INTEREST			INTEREST
	AVERAGE	EARNED/	AVERAGE	AVERAGE	EARNED/	AVERAGE
	BALANCE	PAID	YIELD	BALANCE	PAID	YIELD
	2005	2005	2005	2004	2004	2004
FOR THE SIX MONTHS ENDED JUNE 30,

Interest-earning Assets:
Federal Funds Sold and Assets Purchased Under Resale Agreement	$4,957	$66	2.66%	$—	$—	—
Securities:
Trading Assets	1,549	16	2.07%	1,518	19	2.50%
Taxable Investment Securities	740,721	16,283	4.40%	678,262	14,937	4.40%
Non-taxable Investment Securities (1)	62,549	2,059	6.58%	65,592	2,218	6.76%

Total Securities:	804,819	18,358	4.56%	745,372	17,174	4.61%
Loans (1)	1,958,097	58,070	5.93%	1,629,941	46,980	5.76%

Total Interest-Earning Assets	$2,767,873	$76,494	5.53%	$2,375,313	$64,154	5.40%

Cash and Due from Banks	63,450			66,263
Other Assets	142,710			105,921

Total Assets	$2,974,033			$2,547,497

Interest-bearing Liabilities:
Deposits:
Savings and Interest Checking Accounts	$597,979	$1,320	0.44%	$531,527	$1,440	0.54%
Money Market and Super Interest Checking Accounts	516,610	4,164	1.61%	399,424	2,325	1.16%
Time Deposits	500,050	5,849	2.34%	470,578	5,121	2.18%

Total interest-bearing deposits:	1,614,639	11,333	1.40%	1,401,529	8,886	1.27%
Borrowings:
Federal Home Loan Bank borrowings	$505,597	$9,342	3.70%	$391,465	$6,511	3.33%
Federal Funds Purchased and Assets Sold Under Repurchase Agreement	67,372	464	1.38%	59,703	300	1.00%
Junior Subordinated Debentures	51,546	2,235	8.67%	26,056	1,107	8.50%
Treasury Tax and Loan Notes	1,848	15	1.62%	3,682	8	0.43%

Total borrowings:	626,363	12,056	3.85%	480,906	7,926	3.30%

Total Interest-Bearing Liabilities	$2,241,002	$23,389	2.09%	$1,882,435	$16,812	1.79%

Demand Deposits	501,041			448,063

Corporation Obligated Mandatorily Redeemable Trust
Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures of the Corporation	—			23,668
Other Liabilities	17,217			16,669

Total Liabilities	2,759,260			2,370,835
Stockholders’ Equity	214,773			176,662

Total Liabilities and Stockholders’ Equity	$2,974,033			$2,547,497

Net Interest Income		$53,105			$47,342

Interest Rate Spread (2)			3.44%			3.61%

Net Interest Margin (2)			3.84%			3.99%

Supplemental Information:
Total Deposits, including Demand Deposits	$2,115,680	$11,333		$1,849,592	$8,886
Cost of Total Deposits			1.07%			0.96%
Total Funding Liabilities, including Demand Deposits	$2,742,043	$23,389		$2,330,498	$16,812
Cost of Total Funding Liabilities			1.71%			1.44%

(1)	The total amount of adjustment to present interest income and yield on a fully tax-equivalent basis is $893 and $939 for the six months ended June 30, 2005 and 2004, respectively. Also, non-accrual loans have been included in the average loan category; however, unpaid interest on non-accrual loans has not been included for purposes of determining interest income.

(2)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities. Net interest margin represents annualized net interest income as a percent of average interest-earning assets.

     The increase in net interest income for the second quarter of 2005 was mainly due to an increase in income from interest-earning assets, specifically increases in interest income from loans which increased by $6.2 million, or 26.4%.
     Average loan balances for the three months ending June 30, 2005 have grown by $326.1 million from the comparative period with the yield on loans also increasing by 32 basis points from 5.70% to 6.02% reflecting increases in market rates. Contributing to the increase experienced in loans as well as deposits was the acquisition of Falmouth Bancorp, Inc. On July 16, 2004 the Company acquired $96.9 million of loans and $136.7 million of deposits associated with this acquisition. Partially offsetting the increase in interest income was an increase in interest expense of $3.1 million driven by increased funding needs to support loan growth and an increase in the total cost of funds of 26 basis points from 1.51% to 1.77%, driven by the lengthening of the duration of borrowings and the competitive pricing environment for deposits.
     As a result of the same drivers mentioned above, average loan balances for the six months ending June 30, 2005 have grown by $328.2 million from the comparative period with the yield on loans also increasing by 17 basis points from 5.76% to 5.93%. Securities have increased to $804.8 million at June 30, 2005 from $745.4 million at June 30, 2004 while the yield on securities decreased 5 basis points from 4.61% to 4.56%. Partially offsetting this increase in interest income was an increase in interest expense of $6.6 million and an increase in the total cost of funds of 27 basis points from 1.44% to 1.71%.
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

	Table 7 - Volume Rate Analysis

	Three Months Ended June 30,				Six Months Ended June 30,
	2005 Compared to 2004				2005 Compared to 2004
			Change				Change
	Change	Change	Due to		Change	Change	Due to
	Due to	Due to	Volume/	Total	Due to	Due to	Volume/	Total
	Rate	Volume	Rate	Change	Rate	Volume	Rate	Change
	(Unaudited - Dollars in Thousands)				(Unaudited - Dollars in Thousands)
Income on interest-earning assets:
Federal funds sold	$(1)	$—	$37	$36	$—	$—	$66	$66
Securities:
Taxable securities	(6)	246	—	240	(28)	1,376	(2)	1,346
Non-taxable securities (1)	—	(32)	—	(32)	(59)	(103)	3	(159)
Trading assets	—	—	—	—	(3)	—	—	(3)

Total Securities:	(6)	214	—	208	(90)	1,273	1	1,184
Loans (1) (2)	1,326	4,648	261	6,235	1,358	9,459	273	11,090

Total	$1,319	$4,862	$298	$6,479	$1,268	$10,732	$340	$12,340

Expense of interest-bearing liabilities:
Deposits:
Savings and Interest Checking accounts	$(152)	$76	$(15)	$(91)	$(267)	$180	$(33)	$(120)
Money Market	637	293	149	1,079	895	682	262	1,839
Time deposits	314	168	20	502	383	321	24	728

Total interest-bearing deposits:	799	537	154	1,490	1,011	1,183	253	2,447
Borrowings:
Federal Home Loan Bank borrowings	$443	$954	$129	$1,526	$722	$1,899	$210	$2,831
Federal funds purchased and assets sold under repurchase agreements	86	(16)	(7)	63	111	39	14	164
Junior Subordinated Debentures	23	—	—	23	23	1,083	22	1,128
Treasury tax and loan notes	17	(2)	(9)	6	22	(4)	(11)	7

Total borrowings:	569	936	113	1,618	878	3,017	235	4,130

Total	$1,368	$1,473	$267	$3,108	$1,889	$4,200	$488	$6,577

Change in net interest income	$(49)	$3,389	$31	$3,371	$(621)	$6,532	$(148)	$5,763

(1)	The total amount of adjustment to present income and yield on a fully tax-equivalent basis is $449 and $453 for the three months ended June 30, 2005 and 2004, respectively, and $893 and $939 for the six months ended June 30, 2005 and 2004, respectively.

(2)	Loans include portfolio loans, loans held for sale and nonperforming loans; however unpaid interest on nonaccrual loans has not been included for purposes of determining interest income.
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
     The provision for loan losses increased to $1.1 million for the three months ended June 30, 2005 compared with $744,000 for the three months ended June 30, 2004. The Company increased the provision for loan losses commensurate with loan growth. Asset quality remains sound with nonperforming assets of $2.1 million at June 30, 2005. At June 30, 2005 the allowance for loan loss covered nonperforming loans 12.4 times. Nonperforming assets at December 31, 2004 were $2.7 million, with the allowance covering nonperforming loans 9.3 times. The Company maintained a reserve to loan ratio of 1.30% at June 30, 2005.
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
     Non-Interest Income Non-interest income increased by $252,000, or 3.9%, and decreased by $417,000, or 3.0%, during the three and six months ended June 30, 2005, respectively, as compared to the same period in the prior year.
     Service charges on deposit accounts increased by $126,000, or 4.1%, and by $187,000, or 3.1%, respectively, for the three and six months ended June 30, 2005, as compared to the same periods in 2004, reflecting growth in core deposits. Investment management services income increased by $165,000, or 13.2%, and $323,000, or 13.9%, for the three and six months ended June 30, 2005, compared to the same periods last year due to growth in managed assets. Assets under administration increased by 19.5% from the same period last year to $603.0 million due to growth in managed assets.
     Mortgage banking income decreased by $273,000, or 31.9%, and by $80,000, or 5.0% for the three and six months ended June 30, 2005, respectively, as compared to the same periods in 2004. Loan originations decreased in 2005 as compared to the prior year due in part to the harsh weather that lasted well into spring and mortgage market conditions. The balance of the mortgage servicing asset is $3.0 million and loans serviced amounted to $363.1 million as of June 30, 2005.
     Gain on sale of securities totaled $273,000 in the second quarter of 2005, there was no gain on sale of securities in the second quarter of 2004. For the six months ended June 30, 2005 the gain on sale of securities totaled $616,000 a decrease of $381,000, or 38.2% compared to the six months ended June 30, 2004.
     Bank owned life insurance income decreased $114,000, or 19.4% and $73,000, or 7.5%, for the three and six months ended June 30, 2005, respectively, driven by a lower market yield on these assets and increased death benefit expenses due to the aging of the insured pool. Other non-interest income increased by $75,000, or 10.5%, and decreased by $393,000, or 21.1%, respectively, for the three and six months ended June 30, 2005, as compared to the same period in 2004. The decrease in the six month comparison is primarily due to decreases in commercial loan prepayment fees.
     Non-Interest Expense Non-interest expense increased by $1.4 million, or 7.7%, and by $2.3 million, or 6.0% for the three and six months ended June 30, 2005, respectively, as compared to the same periods in the prior year.
     Salaries and employee benefits increased by $2.2 million, or 21.9%, and by $3.0 million, or 14.4% for the three and six months ended June 30, 2005, respectively, as compared to the same periods in the prior year. Salaries increased by $896,000, or 11.5%, and by $1.3 million, or 8.4%, respectively, for the three and six months ended June 30, 2005, compared to the same periods in 2004 as a result of employee’s annual merit increases and select additions to staff to support strategic initiatives, two de novo branches, and the Falmouth Bancorp, Inc. acquisition. Accruals for incentive compensation increased by $1.0 million and $1.2 million for the three months and six months ended June 30, 2005, respectively, as compared to the same periods last year due to improved operating performance.

     Occupancy and equipment related expense increased by $388,000 or 17.6%, and by $695,000, or 15.5% for the three and six months ended June 30, 2005, respectively, compared to the same periods in the prior year. The increase in this expense is primarily driven by facilities rent associated with the Falmouth Bancorp, Inc. acquisition, lease buy out expense, and two de novo branches and increased depreciation expense related to a new phone system installed in 2004. Also, contributing to the increase for the six months ended June 30, 2005 as compared to the same period in 2004 is snow removal expense due to inclement weather.
     Data processing and facilities management expense decreased by $162,000, or 14.1% and $257,000, or 11.6%, for the three and six months ended June 30, 2005 as compared to the same period in 2004, respectively, as a result of a new data processing contract finalized in the latter part of 2004.
     Other non-interest expenses decreased by $746,000, or 14.0%, and by $959,000, or 9.6%, for the three and six months ended June 30, 2005, respectively, as compared to the same periods in the prior year. The decrease in other non-interest expenses for the year is primarily attributable to decreases in telephone expense of $321,000 resulting from implementation of a new lower cost phone system (which also resulted in the additional depreciation expense noted above), lower consultant fees of $534,000 associated with commercial loan process improvement and data warehousing studies, and the timing of advertising campaigns of $377,000.
     Income Taxes For the quarters ending June 30, 2005 and June 30, 2004, the Company recorded combined federal and state income tax provisions of $3.6 million and $3.2 million, respectively. These provisions reflect effective income tax rates of 30.8% and 32.4% for the quarters ending June 30, 2005 and June 30, 2004, respectively. During the second quarter of 2004, the Company announced that one of its subsidiaries (a Community Development Entity, or “CDE”) had been awarded $30.0 million in tax credit allocation authority under the New Markets Tax Credit Program of the United States Department of Treasury. During the third quarter of 2004, the Bank invested $5.0 million in the CDE providing it with the capital necessary to begin assisting qualified businesses in low-income communities throughout its market area. During the fourth quarter of 2004 the Bank invested an additional $10.0 million in the Community Development Entity. Based upon the Bank’s $15.0 million investment, it will be eligible to receive tax credits over a seven year period totaling 39% of its investment, or $5.85 million. The Company began recognizing the benefit of these tax credits in 2004. During 2005, the Company will recognize a total of $750,000 related to the $15.0 million of investments made in 2004. During the second quarter of 2005, the Company determined that it was more than likely that it would make an additional $15.0 million investment into the Community Development Entity. The Company will be eligible to receive tax credits on this investment similar to the aforementioned investments into the Community Development Entity. The Company began recognizing the associated tax credit of $750,000 for the expected investment for the 2005 year in the second quarter of 2005 for a total tax credit recognition of $1.5 million during 2005.
     Minority Interest Minority interest expense was zero for the quarters ending June 30, 2005 and June 30, 2004, respectively, and zero and $1.1 million for the six months ended June 30, 2005 and 2004, respectively. (See Note 3 to the Condensed Notes to Unaudited Consolidated Financial Statements within Item 1 hereof).
     Return on Average Assets and Equity The annualized consolidated returns on average equity and average assets for the three months ended June 30, 2005 were 14.85% and

1.07%, respectively, compared to 15.00% and 1.01% reported for the same period last year, respectively. For the six months ended June 30, 2005, annualized consolidated returns on average equity and average assets were 14.86% and 1.07%, respectively, compared to 15.08% and 1.05%, for the six months ended June 30, 2004.
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
     At June 30, 2005 the Company had swaps, designated as “cash flow” hedges, with total notional values of $135.0 million. The purpose of these swaps is to hedge the variability in the cash outflows of LIBOR based borrowings attributable to changes in interest rates. Under these swap agreements the Company pays a fixed rate of interest of 3.65% on $50 million of the notional value through November 2006, 2.49% on $25 million notional value through January 2007, 4.06% on $35 million of the notional value through January 2010, and 4.13% on

$25.0 million of the notional value through May 2009, and all receive a 3 month LIBOR rate of interest. These swaps had a positive fair value of $524,000 at June 30, 2005. The Company also has a $100 million, 4.00%, 3-month LIBOR interest rate cap with an effective date of January 31, 2005 and a maturity date of January 31, 2008. The interest rate cap will pay the Company should 3-month LIBOR exceed 4.00% on a rate reset date during the effective period of the cap. At June 30, 2005 the interest rate cap had a fair value of $797,000. At December 31, 2004 the Company had swaps with a total notional value of $75.0 million. These swaps had a positive fair value of $142,000 at December 31, 2004. All changes in the fair value of the interest rate swaps and caps are recorded, net of tax, through equity as other comprehensive income.
     To improve the Company’s asset sensitivity, the Company sold interest rate swaps hedged against loans during the year ending December 31, 2002 resulting in total deferred gains of $7.1 million. The deferred gain is classified in other comprehensive income, net of tax, as a component of equity. The interest rate swaps sold had total notional amounts of $225.0 million. These swaps were accounted for as cash flow hedges, and therefore, the deferred gains are amortized into interest income over the remaining life of the hedged item, which range between two and five years. At June 30, 2005, there are $1.4 million gross, or $831,000, net of tax, of such deferred gains included in other comprehensive income.
     Additionally, the Company enters into commitments to fund residential mortgage loans with the intention of selling them in the secondary markets. The Company also enters into forward sales agreements for certain funded loans and loan commitments to protect against changes in interest rates. The Company records unfunded commitments and forward sales agreements at fair value with changes in fair value as a component of Mortgage Banking Income. At June 30, 2005 the Company had residential mortgage loan commitments with a fair value of $348,000 and forward sales agreements with a fair value of ($75,000). At December 31, 2004 the Company had residential mortgage loan commitments with a fair value of $148,000 and forward sales agreements with a fair value of ($47,000). Changes in these fair values of $69,000, and ($241,000) for the quarters ending June 30, 2005, and June 30, 2004, respectively, are recorded as a component of mortgage banking income.
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
     The following table sets forth the estimated effects on the Company’s net interest income over a 12-month period following the indicated dates in the event of the indicated increases or decreases in market interest rates:
Table 8 — Interest Rate Sensitivity

	200 Basis	200 Basis
	Point	Point
	Rate	Rate
	Increase	Decrease
June 30, 2005	-1.41%	-1.19%
June 30, 2004	-2.78%	+0.90% (1)

(1)	Due to the low interest rate environment prevailing in the second quarter of 2004 the Company assumed a 100 basis point decrease in rates.
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
     The most significant factors affecting market risk exposure of the Company’s net interest income during the first six months of 2005 were (i) changes in the composition and prepayment speeds of mortgage assets and loans (ii) the shape of the U.S. Government securities and interest rate swap yield curve (iii) the level of changes in U.S. benchmark interest rates and (iv) the level of rates paid on deposit accounts.
     Liquidity Liquidity, as it pertains to the Company, is the ability to generate adequate amounts of cash in the most economical way for the institution to meet its ongoing obligations to pay deposit withdrawals and to fund loan commitments. The Company’s primary sources of funds are deposits, borrowings, and the amortization, prepayment and maturities of loans and securities.
     The Bank utilizes its extensive branch network to access retail customers who provide a stable base of in-market core deposits. These funds are principally comprised of demand deposits, interest checking accounts, savings accounts, money market accounts and certificates of deposit. Deposit levels are greatly influenced by interest rates, economic conditions, and competitive factors. For an alternative source of funding to borrowings the Bank will occasionally purchase brokered certificates of deposits. At June 30, 2005, the bank had $4.0 million of brokered certificates of deposits outstanding. The Bank has also established repurchase agreement lines, with major brokerage firms as potential sources of liquidity. At June 30, 2005 the Company had $25.0 million outstanding under these lines. In addition to agreements with brokers, the Bank also had customer repurchase agreements outstanding amounting to $62.0 million at June 30, 2005. As a member of the Federal Home Loan Bank, the Bank has access to approximately $714.9 million of borrowing capacity. On June 30, 2005 the Bank had $460.8 million outstanding in FHLB borrowings.
     The Company, as a separately incorporated bank holding company, has no significant operations other than serving as the sole stockholder of the Bank. It’s commitments and debt service requirement, at June 30, 2005 consist of junior subordinated debentures, including accrued interest, issued to two unconsolidated subsidiaries, $25.8 million to Independent Capital Trust III and $25.8 million to Independent Capital Trust IV, in connection with the issuance of 8.625% Capital Securities due in 2031 and 8.375% Capital Securities due in 2032, respectively. The Parent only obligations relate to its reporting obligations under the Securities and Exchange Act of 1934, as amended and related expenses as a publicly traded company. The Company is directly reimbursed by the Bank for virtually all such expenses.
     The Company actively manages its liquidity position under the direction of the Asset/Liability Management Committee. Periodic review under prescribed policies and procedures is intended to ensure that the Company will maintain adequate levels of available funds. At June 30, 2005, the Company’s liquidity position was within policy guidelines. Management believes that the Bank has adequate liquidity available to respond to current and anticipated liquidity demands.
     Capital Resources and Dividends The Federal Reserve Board, the Federal Deposit Insurance Corporation, and other regulatory agencies have established capital guidelines for banks and bank holding companies. Risk-based capital guidelines issued by the federal regulatory agencies require banks to meet a minimum Tier 1 risk-based capital ratio of 4.0% and a total risk-based capital ratio of 8.0%. At June 30, 2005 the Company had a Tier 1 risk-based capital ratio of 10.33% and total risk-based capital ratio 11.58%. The Bank had a Tier 1 risk-based capital ratio of 10.02% and a total risk-based capital ratio of 11.27% as of the same date.
     A minimum requirement of 4.0% Tier 1 leverage capital is also mandated. On June 30, 2005, the Company and the Bank had Tier 1 leverage capital ratios of 7.29% and 7.06%, respectively.
     In June, the Company’s Board of Directors declared a cash dividend of $0.15 per share, a 7.1% increase from June 30, 2004, to stockholders of record as of the close of business on June 27, 2005. This dividend was paid on July 8, 2005. On an annualized basis, the dividend payout ratio amounted to 27.63% of the trailing four quarters’ earnings.
     Contractual Obligations, Commitments, Contingencies, and Off-Balance Sheet Financial Instruments The Company has entered into contractual obligations and commitments and off-balance sheet financial instruments. The following tables summarize the Company’s contractual cash obligation and other commitment and off-balance sheet financial instruments at June 30, 2005:
Table 9 - Contractual Obligations, Commitments and Off-Balance Sheet Financial Instruments by Maturity
(Unaudited - Dollars in Thousands)

	Payments Due - By Period
		Less than	One to	Three to	After
Contractual Obligations	Total	One Year	Three Years	Five Years	Five Years
FHLB advances	$460,784	$253,251	$25,000	$10,402	$172,131
Junior subordinated debentures	51,546	—	—	—	51,546
Lease obligations	13,042	2,470	3,616	2,590	4,366
Data processing and Core systems	20,326	5,306	10,380	4,640	—
Other vendor contracts	2,949	1,523	1,400	26	—
Retirement benefit obligations (1)	28,004	1,379	1,591	599	24,435
Other
Treasury tax & loan notes	3,047	3,047	—	—	—
Securities sold under repurchase agreements	25,000	—	—	25,000	—
Customer repurchase agreements	61,976	61,976	—	—	—

Total Contractual Cash Obligations	$666,674	$328,952	$41,987	$43,257	$252,478

(1)	Retirement benefit obligations include expected contributions to the Company’s pension plan, post retirement benefit plan, and supplemental executive retirement plans. Expected contributions for the pension plan have been included only through plan year July 1, 2005 — June 30, 2006. Contributions beyond this plan year can not be quantified as they will be determined based upon the return on the investments in the plan. Expected contributions for the post retirement plan and supplemental executive plans include obligations that are payable over the life of the participants.

	Amount of Commitment Expiring - By Period
Off-Balance Sheet		Less than	One to	Three to	After
Financial Instruments	Total	One Year	Three Years	Five Years	Five Years
Lines of credit	$262,516	$36,374	$—	$—	$226,142
Standby letters of credit	7,997	7,997	—	—	—
Other loan commitments	244,562	222,689	14,224	6,456	1,193
Forward commitments to sell loans	35,276	35,276	—	—	—
Interest rate swaps — notional value	135,000	—	75,000	60,000	—

Total Commitments	$685,351	$302,336	$89,224	$66,456	$227,335

Note:	The Company also purchased for $1.1 million a $100.0 million notional value interest rate cap for which the Company has no further bligation nor commitment.

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
     Changes in Internal Controls over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the second quarter that have materially affected, or are, reasonably likely to materially affect, the Company’s internal controls over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     The Bank is the plaintiff in the pending federal court case known as Rockland Trust Company v. Computer Associates International, Inc., United States District Court for the District of Massachusetts Civil Action No. 95-11683-DPW. The case arises from a 1991 License Agreement (the “Agreement”) between the Bank and Computer Associates International, Inc. (“CA”) for an integrated system of banking software products.
     In July 1995 the Bank filed a Complaint against CA in the federal court in Boston which asserted claims for breach of the Agreement, breach of express warranty, breach of the implied covenant of good faith and fair dealing, fraud, and for unfair and deceptive practices in violation of section 11 of Chapter 93A of the Massachusetts General Laws (the “93A Claim”). The Bank is seeking damages of at least $1.23 million from CA. If the Bank prevails on the 93A Claim, it shall be entitled to recover its attorney fees and costs and may also recover double or triple damages. CA asserted a Counterclaim against the Bank for breach of the Agreement. CA seeks to recover damages of at least $1.1 million from the Bank. The party which prevails in the case may also recover some amount of interest on the amount which the court awards to it.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds — None
Item 3. Defaults Upon Senior Securities — None
Item 4. Submission of Matters to a Vote of Security Holders
     The Company’s Annual Stockholders’ Meeting was held on April 21, 2005. Information regarding each Director who was elected at that Meeting, and information regarding each other Director whose term of office as a Director continued after that Meeting, is incorporated by reference from pages 10 to 16 of the Company’s definitive proxy Statement for that Meeting.
     The matters voted upon at the Meeting, and the outcome of voting is as follows:

Proposal 1 — To re-elect Alfred L. Donovan, E. Winthrop Hall, Robert D. Sullivan, and Brian S. Tedeschi to serve as Class III directors:

Proposal
1. Re-elect Class III directors	FOR	WITHHELD
Alfred L. Donovan	13,475,809	513,795
E. Winthrop Hall	12,741,909	1,247,695
Robert D. Sullivan	13,218,593	771,011
Brian S. Tedeschi	12,493,150	1,496,454

Proposal 2 - To ratify the selection of KPMG LLP as the independent registered public accounting firm of Independent Bank Corp. for 2005:

FOR	13,889,185
AGAINST	47,330
ABSTAIN	53,089
NO VOTE	0

Proposal 3 — To approve the 2005 Independent Bank Corp. Employee Stock Plan:

FOR	10,254,219
AGAINST	1,574,704
ABSTAIN	156,004
NO VOTE	2,004,677

Proposal 4 — To approve Restated Articles of Organization for Independent Bank Corp., consisting of the following proposals;

Proposal 4A. — To approve provisions relating to unlimited voting rights for Common Stock and the right to receive the net assets of Independent Bank Corp. upon liquidation or similar event:

FOR	11,480,823
AGAINST	439,386
ABSTAIN	64,718
NO VOTE	2,004,677

Proposal 4B. — To approve elimination of provisions relating to Series A Preferred Stock:

FOR	11,521,151
AGAINST	379,724
ABSTAIN	84,052
NO VOTE	2,004,677

Proposal 4C. — To approve provisions allowing proposals at shareholder meetings that are not otherwise specified in the notice of such meetings:

FOR	11,476,161
AGAINST	454,434
ABSTAIN	54,332
NO VOTE	2,004,677

Proposal 4D. — To approve the elimination of provisions relating to “Acquiring Entities”:

FOR	11,442,001
AGAINST	459,530
ABSTAIN	83,396
NO VOTE	2,004,677

Proposal 4E. — To approve a provision relating to a mandatory retirement age for directors:

FOR	9,616,117
AGAINST	2,304,560
ABSTAIN	64,250
NO VOTE	2,004,677

Proposal 4F. — To approve provisions relating to removal of directors by the board for cause:

FOR	9,890,713
AGAINST	2,040,610
ABSTAIN	53,604
NO VOTE	2,004,677

Proposal 4G. — To approve provisions relating to indemnification of directors and officers:

FOR	11,733,143
AGAINST	191,935
ABSTAIN	59,849
NO VOTE	2,004,677

     There were four items of business before the annual shareholder meeting: (1) The election of four Class III Directors; (2) Ratifying the selection of KPMG LLP as the Company’s independent registered public accounting firm; (3) Approval of the 2005 Independent Bank Corp. Employee Stock Plan; and, (4) Approval of Restated Articles of Organization for Independent Bank Corp., comprised of seven separate proposals 4A to 4G. There were 15,351,186 shares of the Company’s common stock outstanding as of the Record Date for the annual shareholders meeting, and approximately 91% of those shares were represented at the meeting in person or by proxy.
     The four current Class III Directors, Alfred L. Donovan, E. Winthrop Hall, Robert D. Sullivan, and Brian S. Tedeschi were all reelected, with each receiving “FOR” votes from at least approximately 91% of the shares present at the meeting, more than the required plurality of shares present.
     Shareholders also ratified the selection of KPMG LLP as the Company’s independent registered public accounting firm, with at least approximately 99% of the shares present at the meeting voting “FOR” ratifying the auditor, more than the required majority of shares present.
     Shareholders also approved the 2005 Independent Bank Corp. Employee Stock Plan, with at least approximately 73% of the shares present at the meeting voting “FOR” the stock plan, more than the required majority of shares present.
     Approval of Restated Articles of Organization for Independent Bank Corp., comprised of seven separate proposals 4A to 4G, required the approval of at least two-thirds of the issued and outstanding common stock as of the Record Date. Proposals 4A, 4B, 4C, 4D, and 4G pertained, respectively, to: unlimited voting rights for common stock (4A); the elimination of Series A Preferred stock (4B); shareholder proposals for shareholder meetings (4C); the elimination of provisions relating to “Acquiring Entities” (4D); and, the indemnification of directors and officers (4G). Shareholders approved Proposals 4A, 4B, 4C, 4D, and 4G, with at least approximately 74% of issued and outstanding shares as of the Record Date voting “FOR” each of them, more than the required two-thirds of issued and outstanding shares as of the Record Date.
     Proposals 4E and 4F pertained, respectively, to: shareholder ratification of mandatory Director retirement at age 72; and, the ability of the Board to remove Directors “for cause.” At least approximately 63% of issued and outstanding shares as of the Record Date voted “FOR” Proposal 4E, and, at least approximately 64% of issued and outstanding shares as of the Record Date voted “FOR” Proposal 4F. Shareholder approval, therefore, was not obtained for Proposals 4E and 4F because both fell short of the required two-thirds issued and outstanding shares level.

Item 5. Other Information – None
Item 6. Exhibits
Exhibits

No.	Exhibit
3.(i)	Restated Articles of Organization, as amended as of February 10, 2005, incorporated by reference to the Company’s Form 8-K filed on May 18, 2005.

3 (ii)	Amended and Restated Bylaws of the Company, as amended as of February 10, 2005, incorporated by reference to the Company’s Form 8-K filed on May 18, 2005.

4.1	Specimen Common Stock Certificate, incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 1992.

4.2	Specimen Preferred Stock Purchase Rights Certificate, incorporated by reference to the Company’s Form 8-A Registration Statement filed by the Company on November 5, 2001.

4.3	Indenture of Registrant relating to the 8.625% Junior Subordinated Debentures issued Independent Capital Trust III, incorporated by reference to the Form 8-K filed by the Company on April 18, 2002.

4.4	Form of Certificate of 8.625% Junior Subordinated Debenture (included as Exhibit A to Exhibit 4.3).

4.5	Amended and Restated Declaration of Trust for Independent Capital Trust III, incorporated by reference to the Form 8-K filed by the Company on April 18, 2002.

4.6	Form of Preferred Security Certificate for Independent Capital Trust III (included as Exhibit D to Exhibit 4.5).

4.7	Preferred Securities Guarantee Agreement of Independent Capital Trust III, incorporated by reference to the Form 8-K filed by the Company on April 18, 2002.

4.8	Indenture of Registrant relating to the 8.375% Junior Subordinated Debentures issued to Independent Capital Trust IV, incorporated by reference to the Form 8-K filed by the Company on April 18, 2002.

4.9	Form of Certificate of 8.375% Junior Subordinated Debenture (included as Exhibit A to Exhibit 4.8).

4.10	Amended and Restated Declaration of Trust for Independent Capital Trust IV, incorporated by reference to the Form 8-K filed by the Company on April 18, 2002.

4.11	Form of Preferred Security Certificate for Independent Capital Trust IV (included as Exhibit D to Exhibit 4.10).

4.12	Preferred Securities Guarantee Agreement of Independent Capital Trust IV,

No.	Exhibit
incorporated by reference to the Form 8-K filed by the Company on April 18, 2002.

10.1	Amended and Restated Independent Bank Corp. 1987 Incentive Stock Option Plan (“Stock Option Plan”) (Management contract under Item 601(10)(iii)(A)). Incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 1994.

10.2	Independent Bank Corp. 1996 Non-Employee Directors’ Stock Option Plan (Management contract under Item 601(10)(iii)(A)). Incorporated by reference to the Company’s Definitive Proxy Statement for the 1996 Annual Meeting of Stockholders filed with the Commission on March 19, 1996.

10.3	Independent Bank Corp. 1997 Employee Stock Option Plan (Management contract under Item 601 (10)(iii)(A)). Incorporated by reference to the Company’s Definitive Proxy Statement for the 1997 Annual Meeting of Stockholders filed with the Commission on March 20, 1997.

10.4	Independent Bank Corp. 2005 Employee Stock Plan incorporated by reference to Form S-8 filed by the Company on July 28, 2005.

10.5	Renewal Rights Agreement noted as of September 14, 2000 by and between the Company and Rockland, as Rights Agent (Exhibit to Form 8-K filed on October 23, 2000).

10.6	Independent Bank Corp. Deferred Compensation Program for Directors (restated as amended as of December 1, 2000). Incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2000.

10.7	Master Securities Repurchase Agreement, incorporated by reference to Form S-1 Registration Statement filed by the Company on September 18, 1992.

10.8	First Amended and Restated Employment Agreement between Christopher Oddleifson and the Company and Rockland Trust dated April 14, 2005 is filed as an exhibit under the Form 8-K file on April 14, 2005.

10.9	Revised employment agreement between Raymond Fuerschbach, Edward F. Jankowski, Ferdinand T. Kelley, Jane Lundquist, Edward Seksay and Denis Sheahan and the Company and Rockland Trust (Management Contracts under Item 601(10)(iii)(A)) dated December 6, 2004 are filed as an exhibit under the Form 8-K filed on December 9, 2004

10.10	Revised Change of Control Agreements between Amy A. Geogan and Anthony A. Paciulli and the Company and Rockland dated December 6, 2004 are filed as an exhibit under the Form 8-K filed on December 9, 2004.

10.11	Options to acquire shares of the Company’s Common Stock pursuant to the Independent Bank Corp. 1997 Employee Stock Option Plan were awarded to Christopher Oddleifson, Raymond G. Fuerschbach, Amy A. Geogan, Edward F. Jankowski, Ferdinand T. Kelley, Jane L. Lundquist, Anthony A. Paculli,

No.	Exhibit
Edward H. Seksay and Denis K. Sheahan dated December 9, 2004 is filed as an exhibit under the Form 8-K filed on December 15, 2004.

10.12	On-Site Outsourcing Agreement by and between Fidelity Information Services, inc. and Independent Bank Corp., effective as of November 1, 2004. Incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2004. (PLEASE NOTE: Portions of this contract, and its exhibits and attachments, have been omitted pursuant to a request for confidential treatment sent on March 4, 2005 to the Securities and Exchange Commission. The locations where material has been omitted are indicated by the following notation: “{****}”. The entire contract, in unredacted form, has been filed separately with the Commission with the request for confidential treatment.) It is filed as an exhibit under 2004 Form 10-K filed on March 4, 2005.

10.13	Independent Bank Corp and Rockland Trust Company Executive Officer Performance Incentive Plan (Management contract under Item 601 (10)(iii)(A) is filed herewith. (PLEASE NOTE: Portions of this Plan, and its schedules, have been omitted pursuant to a request for confidential treatment sent on May 3, 2005 to the Securities and Exchange Commission. The locations where material has been omitted are indicated by the following notation: “{****}”. The entire Plan, in unredacted form, has been filed separately with the Commission with the request for confidential treatment.) It is filed as an exhibit under Form 10-Q for the quarter ended March 31, 2005, filed on May 3, 2005.

10.14	New Markets Tax Credit Program Allocation Agreement between the Community Development Financial Institutions Fund of the United States Department of the Treasury and Rockland Community Development with an Allocation Effective Date of September 22, 2004 is filed as an exhibit under the Form 8-K filed on October 14, 2004.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.*

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.*

32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.+

32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.+

*	Filed herewith

+	Furnished herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
INDEPENDENT BANK CORP.
(registrant)

Date: August 2, 2005	/s/ Christopher Oddleifson

Christopher Oddleifson
President and
Chief Executive Officer

Date: August 2, 2005	/s/ Denis K. Sheahan

Denis K. Sheahan
Chief Financial Officer
and Treasurer
(Principal Financial and
Principal Accounting Officer)
INDEPENDENT BANK CORP.
(registrant)