Form 10-Q
period 2005-09-30
INDEPENDENT BANK CORP
filed 2005-11-04
CIK 776901

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No
     As of November 1, 2005, there were 15,400,166 shares of the issuer’s common stock outstanding, par value $0.01 per share.

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
INDEPENDENT BANK CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited — Dollars in Thousands, Except Share and Per Share Amounts)

	September 30,	December 31,
	2005	2004

ASSETS
CASH AND DUE FROM BANKS	$71,487	$62,961
FEDERAL FUNDS SOLD AND ASSETS PURCHASED UNDER RESALE AGREEMENT & SHORT TERM INVESTMENTS
SECURITIES	1,203	2,735
Trading Assets	1,556	1,572
Securities Available for Sale	604,878	680,286
Securities Held to Maturity (fair value $108,067 and $112,159)	104,831	107,967
Federal Home Loan Bank Stock	29,287	28,413

TOTAL SECURITIES	740,552	818,238

LOANS
Commercial and Industrial	163,276	156,260
Commercial Real Estate	662,383	613,300
Commercial Construction	127,936	126,632
Business Banking	50,080	43,673
Residential Real Estate	419,713	427,556
Residential Construction	11,392	7,316
Residential Loans Held for Sale	7,216	10,933
Consumer — Home Equity	245,293	194,647
Consumer — Auto	275,776	283,964
Consumer — Other	56,055	52,077

TOTAL LOANS	2,019,120	1,916,358
LESS: ALLOWANCE FOR LOAN LOSSES	(26,455)	(25,197)

NET LOANS	1,992,665	1,891,161

BANK PREMISES AND EQUIPMENT, Net	36,670	36,449
GOODWILL	55,078	55,185
CORE DEPOSIT INTANGIBLE	1,861	2,103
MORTGAGE SERVICING RIGHTS	2,966	3,291
BANK OWNED LIFE INSURANCE	44,242	42,664
OTHER ASSETS	36,899	29,139

TOTAL ASSETS	$2,983,623	$2,943,926

LIABILITIES
DEPOSITS
Demand Deposits	$529,820	$495,500
Savings and Interest Checking Accounts	617,437	614,481
Money Market	504,038	501,065
Time Certificates of Deposit over $100,000	165,357	117,258
Other Time Certificates of Deposits	355,838	331,931

TOTAL DEPOSITS	2,172,490	2,060,235

FEDERAL HOME LOAN BANK BORROWINGS	423,505	537,919
FEDERAL FUNDS PURCHASED AND ASSETS SOLD UNDER REPURCHASE AGREEMENTS	90,349	61,533
JUNIOR SUBORDINATED DEBENTURES	51,546	51,546
TREASURY TAX AND LOAN NOTES	1,443	4,163

TOTAL BORROWINGS	566,843	655,161

OTHER LIABILITIES	20,985	17,787

TOTAL LIABILITIES	$2,760,318	$2,733,183

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
PREFERRED STOCK, $0.01 par value. Authorized: 1,000,000 Shares Outstanding: None	—	—
COMMON STOCK, $0.01 par value. Authorized: 30,000,000 Issued: 15,450,724 Shares at September 30, 2005 and at December 31, 2004.	155	155
TREASURY STOCK: 54,137 Shares at September 30, 2005 and 124,488 Shares at December 31, 2004.	(846)	(1,946)
TREASURY STOCK SHARES HELD IN RABBI TRUST AT COST	(1,538)	(1,428)
DEFERRED COMPENSATION OBLIGATION	1,538	1,428
ADDITIONAL PAID IN CAPITAL	59,648	59,470
RETAINED EARNINGS	169,850	152,130
ACCUMULATED OTHER COMPREHENSIVE(LOSS)/ INCOME, NET OF TAX	(5,502)	934

TOTAL STOCKHOLDERS’ EQUITY	223,305	210,743

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,983,623	$2,943,926

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Share and Per Share Data)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2005	2004	2005	2004

INTEREST INCOME
Interest on Loans	$30,994	$25,931	$88,891	$72,750
Taxable Interest and Dividends on Securities	7,492	8,336	23,792	23,293
Non-taxable Interest and Dividends on Securities	668	665	2,007	2,106
Interest on Federal Funds Sold and Short-Term Investments	71	9	137	9

Total Interest Income	39,225	34,941	114,827	98,158

INTEREST EXPENSE
Interest on Deposits	6,616	5,207	17,949	14,092
Interest on Borrowings	5,890	4,704	17,946	12,631

Total Interest Expense	12,506	9,911	35,895	26,723

Net Interest Income	26,719	25,030	78,932	71,435

PROVISION FOR LOAN LOSSES	1,070	761	3,105	2,249

Net Interest Income After Provision For Loan Losses	25,649	24,269	75,827	69,186

NON-INTEREST INCOME
Service Charges on Deposit Accounts	3,462	3,179	9,611	9,141
Investment Management Services Income	1,348	1,206	3,999	3,535
Mortgage Banking Income	1,068	708	2,580	2,300
BOLI Income	462	419	1,360	1,389
Net Gain on Sales of Securities	—	461	616	1,458
Other Non-Interest Income	764	721	2,233	2,583

Total Non-Interest Income	7,104	6,694	20,399	20,406

NON-INTEREST EXPENSE
Salaries and Employee Benefits	11,804	11,214	35,758	32,156
Occupancy and Equipment Expenses	2,273	2,094	7,465	6,592
Data Processing and Facilities Management	1,070	1,180	3,023	3,390
Merger & Acquisition Expense	—	463	—	684
Other Non-Interest Expense	5,062	4,071	14,089	14,057

Total Non-Interest Expense	20,209	19,022	60,335	56,879

Minority Interest Expense	—	—	—	1,072

INCOME BEFORE INCOME TAXES	12,544	11,941	35,891	31,641
PROVISION FOR INCOME TAXES	3,857	3,679	11,249	10,058

NET INCOME	$8,687	$8,262	$24,642	$21,583

BASIC EARNINGS PER SHARE	$0.56	$0.55	$1.60	$1.45

DILUTED EARNINGS PER SHARE	$0.56	$0.54	$1.59	$1.44

Weighted average common shares (Basic)	15,391,937	15,142,272	15,370,226	14,856,722
Common stock equivalents	145,684	178,821	147,813	183,034

Weighted average common shares (Diluted)	15,537,621	15,321,093	15,518,039	15,039,756

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited — Dollars in Thousands, Except Per Share Data)

			TREASURY				ACCUMULATED
			STOCK				OTHER
			HELD IN	DEFERRED	ADDITIONAL		COMPREHENSIVE
	COMMON	TREASURY	RABBI	COMPENSATION	PAID-IN	RETAINED	(LOSS)
	STOCK	STOCK	TRUST	OBLIGATION	CAPITAL	EARNINGS	INCOME	TOTAL

BALANCE DECEMBER 31, 2003	$149	($3,685)	($1,281)	$1,281	$42,292	$129,760	$3,331	$171,847

Net Income						30,767		30,767
Cash Dividends Declared ($0.56 per share)						(8,397)		(8,397)
Proceeds From Exercise of Stock Options		1,739			69			1,808
Tax Benefit on Stock Option Exercise					247			247
Common Stock Issued for Acquisition	6				16,862			16,868
Change in Fair Value of Derivatives During Period, Net of Tax, and Realized Gains							(135)	(135)
Deferred Compensation Obligation			(147)	147				—
Change in Unrealized Gain on Securities Available For Sale, Net of Tax and Realized Gains							(2,262)	(2,262)

BALANCE DECEMBER 31, 2004	$155	($1,946)	($1,428)	$1,428	$59,470	$152,130	$934	$210,743

Net Income						24,642		24,642

Cash Dividends Declared ($0.45 per share)						(6,922)		(6,922)
Proceeds From Exercise of Stock Options		1,100			(28)			1,072
Tax Benefit on Stock Option Exercise					206			206
Change in Fair Value of Derivatives During Period, Net of Tax, and Realized Gains							696	696
Deferred Compensation Obligation			(110)	110				—
Change in Unrealized Gain on Securities Available For Sale, Net of Tax and Realized Gains							(7,132)	(7,132)

BALANCE SEPTEMBER 30, 2005	$155	($846)	($1,538)	$1,538	$59,648	$169,850	($5,502)	$223,305

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited — Dollars in Thousands)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$24,642	$21,583
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED FROM OPERATING ACTIVITIES:
Depreciation and amortization	4,517	4,264
Provision for loan losses	3,105	2,249
Deferred income tax (expense) benefit	(5,079)	33
Loans originated for resale	(149,935)	(102,556)
Proceeds from mortgage loan sales	154,844	98,131
Gain on sale of mortgages	(1,192)	(510)
Gain on sale of investments	(616)	(1,458)
Gain recorded from mortgage servicing rights, net of amortization	325	268
Changes in assets and liabilities:
Decrease (Increase) in other assets	972	(3,111)
Increase (decrease) in other liabilities	3,035	(2,386)

TOTAL ADJUSTMENTS	9,976	(5,076)

NET CASH PROVIDED FROM OPERATING ACTIVITIES	34,618	16,507

CASH FLOWS USED IN INVESTING ACTIVITIES:
Proceeds from maturities and principal repayments of Securities Held to Maturity	3,023	13,618
Proceeds from maturities and principal repayments and sales of Securities Available For Sale	185,260	160,521
Purchase of Securities Held to Maturity	—	(1,000)
Purchase of Securities Available For Sale	(121,418)	(309,370)
Purchase of Federal Home Loan Bank Stock	(874)	(2,442)
Net increase in Loans	(108,326)	(194,738)
Investment in Bank Premises and Equipment	(3,541)	(4,107)
Cash used for Merger and Acquisition, net of cash acquired	—	32,006

NET CASH USED IN INVESTING ACTIVITIES	(45,876)	(305,512)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in Time Deposits	72,006	(12,659)
Net increase in Other Deposits	40,249	223,674
Net increase in Federal Funds Purchased and Assets Sold Under Repurchase Agreements	28,816	20,428
Net (decrease) increase in Federal Home Loan Bank Borrowings	(114,414)	57,001
Net decrease in Treasury Tax and Loan Notes	(2,720)	(781)
Proceeds from exercise of stock options	1,072	1,204
Dividends paid	(6,757)	(6,013)

NET CASH PROVIDED FROM FINANCING ACTIVITIES	18,252	282,854

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	6,994	(6,151)

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF PERIOD	65,696	75,495

CASH AND CASH EQUIVALENTS AS OF SEPTEMBER 30,	$72,690	$69,344

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the nine months for:
Interest on deposits and borrowings	$33,919	$24,905
Interest on shares subject to mandatory redemption	—	3,188
Income taxes	(10,245)	11,289
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Change in fair value of cash flow derivatives, net of tax and realized gains	696	(218)
Change in fair value of securities available for sale, net of tax and realized gains	(7,132)	(1,528)
Issuance of shares from Treasury Stock for the exercise of stock options	1,100	1,178
In conjunction with the purchase acquisition of Falmouth Bancorp, Inc. on July 16, 2004 assets were acquired and liabilities were assumed as follows:
Fair value of assets acquired	—	158,331
Fair value of liabilities assumed	—	141,463
The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — BASIS OF PRESENTATION
     Independent Bank Corp. (the “Company”) is a state chartered, federally registered bank holding company headquartered in Rockland, Massachusetts incorporated in 1986. The Company is the sole stockholder of Rockland Trust Company (“Rockland” or “the Bank”), a Massachusetts trust company chartered in 1907. The Company also owns 100% of the common stock of Independent Capital Trust III (“Trust III”) and Independent Capital Trust IV (“Trust IV”), each of which have issued trust preferred securities to the public. As of March 31, 2004, Trust III and Trust IV are no longer included in the Company’s consolidated financial statements (see FIN No. 46 discussion within Recent Accounting Pronouncements Note 3 below). The Bank’s subsidiaries consist of: three Massachusetts securities corporations, RTC Securities Corp. I, RTC Securities Corp. X, and Taunton Avenue Securities Corp.; Taunton Avenue Inc.; Rockland Trust Community Development LLC (“RTC CDE I”) and Rockland Trust Community Development Corporation II (“RTC CDE II”). Taunton Avenue Inc. was formed in May 2003 to hold loans, industrial development bonds and other assets. RTC CDE I and RTC CDE II were formed in August 2003 and August 2005, respectively, to make loans and to provide financial assistance to qualified businesses and individuals in low-income communities in accordance with the U.S. Treasury’s New Markets Tax Credit Program criteria. All material intercompany balances and transactions have been eliminated in consolidation. When necessary, certain amounts in prior year financial statements have been reclassified to conform to the current year’s presentation.
     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included. Operating results for the quarter and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005 or any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission.
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

Three Months Ended September 30,		2005	2004

Net Income:	As Reported (000’s)	$8,687	$8,262
	Pro Forma (000’s)	$8,454	$8,120

Basic EPS:	As Reported	$0.56	$0.55
	Pro Forma	$0.55	$0.54

Diluted EPS:	As Reported	$0.56	$0.54
	Pro Forma	$0.54	$0.53

Nine Months Ended September 30,		2005	2004

Net Income:	As Reported (000’s)	$24,642	$21,583
	Pro Forma (000’s)	$23,968	$21,143

Basic EPS:	As Reported	$1.60	$1.45
	Pro Forma	$1.56	$1.42

Diluted EPS:	As Reported	$1.59	$1.44
	Pro Forma	$1.54	$1.41
     The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants under the 1997 Plan and the 1996 Plan:

	1997 Plan		1996 Plan

Risk Free Interest Rate
September 30, 2005	3.53%-3.80	%(1)	3.93	%(2)
Fiscal Year 2004	3.35	%(3)
	2.64%-3.49	%(4)	3.19	%(5)
Expected Dividend Yield
September 30, 2005	1.91%-1.95	%(1)	2.21	%(2)
	1.91	%(1)	—
Fiscal Year 2004	1.64	%(3)
	1.71%-2.09	%(4)	2.02	%(5)

Expected Life
September 30, 2005	3.5 - 4 years(1)		4.5 years(2)
Fiscal Year 2004	4 years(3)
	3.5 years(4)		4 years(5)
Expected Volatility
September 30, 2005	26	%(1)	27	%(2)
Fiscal Year 2004	28	%(3)
	28-30	%(4)	28	%(5)

(1) On January 13, 2005, 34,500 options were granted from the 1997 Plan to certain First Vice Presidents and Vice Presidents of the Company. Also on January 13, 2005, 5,000 options were granted to the Senior Vice President and Director of Marketing, Strategy and Analysis. The risk free rate, expected dividend yield, expected life and expected volatility for these grants were determined on January 13, 2005. On September 1, 2005, another 500 options were granted to a Vice President of the Company. The risk free rate, expected dividend yield, expected life and expected volatility for these grants were determined on September 1, 2005.
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

NOTE 3 — RECENT ACCOUNTING DEVELOPMENTS
     SFAS No. 123 (revised 2004) (“SFAS 123R”) , “Share-Based Payment” In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004). SFAS No. 123R replaces SFAS No. 123 “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”. SFAS No. 123R will require that the compensation cost relating to share-based payment transactions be recognized in the Company’s financial statements, eliminating pro forma disclosure as an alternative. That cost will be measured based on the grant-date fair value of the equity or liability instruments issued. On April 14, 2005, the SEC issued a press release deferring the compliance date of SFAS 123R, which had an original effective date of the first interim or annual period beginning after June 15, 2005, until the beginning of a company’s next fiscal year for calendar-year companies. For the Company, implementation would therefore be required beginning January 1, 2006. The impact of the Company adopting such accounting can be seen in Note 2, Stock-Based Compensation of the Notes to Consolidated Financial Statements included in Item 1 hereof. The Company estimates the 2006 compensation expense related to share-based payment transactions to be recognized will be approximately $800,000 before tax for the year ending December 31, 2006 for options granted to date upon adoption of SFAS 123R using the Black-Scholes valuation method. Management has not yet decided the transition method or valuation method it will use upon adoption of SFAS 123R nor has it decided the amount or type of share-based compensation to be issued for the remainder of 2005 and beyond.
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
     FASB Staff Position (“FSP”) 106-2: “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” In May 2004, the FASB issued FSP 106-2. FSP 106-2 provides guidance on accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”) for employers that sponsor postretirement health care plans that provide prescription drug benefits that are “actuarially equivalent” to Medicare Part D. It also requires certain disclosures regarding the effect of the Federal subsidy provided by the Act. FSP 106-2 is effective for interim or annual periods beginning after June 15, 2004. The Company does not believe that the benefits provided by Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”) apply to the Company’s post retirement benefit plans and therefore have no impact to the Company’s financial statements.
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

     Earnings per share consisted of the following components for the three and nine months ended September 30, 2005 and 2004:

	Net Income
For the Three Months Ended September 30,	2005	2004
	(Dollars in Thousands)
Net Income	$8,687	$8,262

	Weighted Average
	Shares
	2005	2004
Basic EPS	15,391,937	15,142,272
Effect of dilutive securities	145,684	178,821

Diluted EPS	15,537,621	15,321,093

	Net Income
	Per Share
	2005	2004
Basic EPS	$0.56	$0.55
Effect of dilutive securities	$0.00	$0.01

Diluted EPS	$0.56	$0.54

	Net Income
For the Nine Months Ended September 30,	2005	2004
	(Dollars in Thousands)
Net Income	$24,642	$21,583

	Weighted Average
	Shares
	2005	2004
Basic EPS	15,370,226	14,856,722
Effect of dilutive securities	147,813	183,034

Diluted EPS	15,518,039	15,039,756

	Net Income
	Per Share
	2005	2004
Basic EPS	$1.60	$1.45
Effect of dilutive securities	$0.01	$0.01

Diluted EPS	$1.59	$1.44

     Options to purchase common stock with an exercise price greater than the average market price of common shares for the period are excluded from the calculation of diluted earnings per share, as their effect on earnings per share would be anti-dilutive. For the three and nine months ended September 30, 2005 there were 328,295 and 329,927 shares, respectively, excluded from the calculation of diluted earnings per share. For the three and nine months ended September 30, 2004 there were 117,800 and 127,517, respectively, of shares excluded from the calculation of diluted earnings per share.

NOTE 5- EMPLOYEE BENEFITS
POST RETIREMENT BENEFITS AND SUPPLEMENTAL EXECUTIVE RETIREMENT PLANS
     The following table illustrates the status of the post-retirement benefit plan and supplemental executive retirement plans (“SERPs”) as of September 30, for the periods presented:
     Components of Net Periodic Benefit Cost

	Post Retirement Benefits		SERPs
	Three months ended September 30,
	2005	2004	2005	2004
		(Unaudited — Dollars in Thousands)
Service cost	$23	$20	$44	$35
Interest cost	18	18	32	31
Amortization of transition obligation	8	9	—	—
Amortization of prior service cost	3	3	11	39

Net periodic benefit cost	$52	$50	$87	$105

     Components of Net Periodic Benefit Cost

	Post Retirement Benefits		SERPs
	Nine months ended September 30,
	2005	2004	2005	2004
		(Unaudited — Dollars in Thousands)
Service cost	$69	$60	$132	$104
Interest cost	54	52	96	92
Amortization of transition obligation	26	27	—	—
Amortization of prior service cost	9	9	34	118

Net periodic benefit cost	$158	$148	$262	$314

     The Company previously disclosed in its financial statements for the fiscal year ended December 31, 2004 that it expected to contribute $65,000 to its post retirement benefit plan and $124,000 to its SERPs in 2005 and presently anticipates making these contributions. For the three months ended September 30, 2005, $12,000 and $28,000 of contributions have been made to the post retirement benefit plan and the SERPs, respectively, and for the nine months ended September 30, 2005, $56,000 and $85,000 of contributions have been made to the post retirement benefit plan and the SERPs, respectively.
     Not included in the above summary are the components of net periodic benefit cost for the noncontributory defined benefit pension plan administered by Pentegra (“the Fund”). The Fund does not segregate the assets or liabilities of all participating employers and, accordingly, disclosure of accumulated vested and non-vested benefits is not possible. The pension plan year is July 1st through June 30th. The Company anticipates that contributions paid in 2005 to the defined benefit pension plan related to the 2005-2006 plan year will be $3.0 million, of which $513,000 was paid in third quarter of 2005 and the remaining $2.5 million is expected to be paid in the fourth quarter of 2005. Contributions for the 2004-2005 plan years were all paid in 2004. Pension expense was $1.8 million for the year 2004 and is expected to be $2.5 million for the full year 2005 of which $513,000 has been recognized and paid during the three months ended September 30, 2005 and $1.6 million has been recognized year to date.
NOTE 6 — REPURCHASE AGREEMENTS
     Both wholesale and retail repurchase agreements are collateralized by mortgage-backed securities and U.S. Government obligations. At September 30, 2005, the Company had $25.0 million securities of repurchase agreements outstanding with third party brokers and $65.3 million of customer repurchase agreements outstanding. The related securities are included in the securities available for sale.
NOTE 7 — COMPREHENSIVE INCOME (LOSS)
     Information on the Company’s comprehensive income (loss), presented net of taxes, is set forth below for the three and nine months ended September 30, 2005 .
Comprehensive income (loss) is reported net of taxes, as follows:
(Unaudited — Dollars in Thousands)

	FOR THE THREE		FOR THE NINE
	MONTHS ENDED		MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2005	2004	2005	2004
Net Income	$8,687	$8,262	$24,642	$21,583

Other Comprehensive (Loss) Income, Net of Tax:

(Decrease)/Increase in unrealized gains on
securities available for sale, net of tax of
$2,878 and $3,392 for the three months ended
September 30, 2005 and 2004, respectively, and
$4,045 and $572 for the nine months ending
September 30, 2005 and 2004, respectively.	(4,827)	5,740	(6,746)	(873)

Less: reclassification adjustment for
realized gains included in net earnings, net
of tax of $0 for the three months ending both
September 30, 2005 and 2004, and $230 and
$370 for the nine months ending September 30,
2005 and 2004.	—	—	(386)	(655)

Net change in unrealized gains/(losses) on
securities available for sale, net of tax of
$2,878 and $3,392 for the three months ending
September 30, 2005 and 2004, respectively,
and $4,275 and $942 for the nine months
ending September 30, 2005 and 2004,
respectively.	(4,827)	5,740	(7,132)	(1,528)

Increase/(Decrease) in fair value of
derivatives, net of tax of $854 and $233 for the
three months ending September 30, 2005 and 2004,
respectively, and $994 and $341 for the nine
months ending September 30, 2005 and 2004,
respectively.	1,174	(322)	1,229	744

Less: reclassification of realized gains on
derivatives, net of tax of $189 and $222 for
the three months ending September 30, 2005
and 2004, respectively, and $387 and $697,
for the nine months ending September 30, 2005
and 2004, respectively.	(261)	(306)	(533)	(962)

Net change in fair value of derivatives, net
of tax of $665 and $455 for the three months
ending September 30, 2005 and 2004,
respectively, and $607 and $356, for the nine
months ending September 30, 2005 and 2004,
respectively.	913	(628)	696	(218)

Other Comprehensive (Loss) Income, Net of Tax:	(3,914)	5,112	(6,436)	(1,746)

Comprehensive Income	$4,773	$13,374	$18,206	$19,837

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
     The Company reported earnings of $8.7 million, representing growth of 5.1%, for the quarter ended September 30, 2005 from the same period last year. Earnings growth from the comparable quarter was primarily the result of net interest margin expansion, targeted earning assets growth, increases in demand deposits and deposit service charges as well as improved mortgage banking revenue. Partially offsetting these items was an increase in salaries and benefits driven by strategic additions to staff, performance based incentive compensation, annual merit increases and increased medical and post retirement benefits. Also detracting from the current quarters results were costs related to the conversion of the Company’s ATM system service provider.
     Management continues to focus balance sheet growth on the commercial and home equity lending categories. Emphasis on the securities portfolio has decreased on both a relative basis (as a percent of earning assets) as well as on an actual basis reflecting good loan growth and the current flat yield curve environment. Loan growth has focused primarily on commercial and variable rate home equity lending, while indirect auto loan origination and portfolio residential lending has been somewhat de-emphasized.
     The following pie charts present earning assets by type as a percent of total earning assets for the time period indicated below:
     There was good deposit growth of $112.3 million, or 5.5%, during 2005 despite the strong competitive pricing in the Company’s market area. The majority of the growth was experienced in time deposits of $72.0 million, or 16.0%, and demand deposits of $34.3 million, or 6.9%. The company remains committed to deposit generation, with careful management of deposit pricing and selective deposit promotion in an effort to control the Company’s cost of funds.

     While changes in the prevailing interest rate environment (Historical Treasury Yield Curve graph below) have and will continue to have an impact on the level of the Company’s earnings, management strives to mitigate volatility in net interest income resulting from changes in benchmark interest rates by adjustable rate asset generation, effective liability management and utilization of off-balance sheet interest rate derivatives. (For a discussion of interest rate derivatives see Table 8 – Interest Rate Sensitivity and the discussion to follow within the Market Risk section of the management discussion and analysis.)

     Looking ahead to the last quarter of 2005, the Company expects the quarterly net interest margin to be maintained in the 3.90% range, with deposit pricing being a key determinant. Competition for deposit generation in the Company’s footprint remains strong.
     Asset quality continues to be a highlight for the Company and is not anticipated to change significantly in the near term.
     Management plans to continue to grow earnings through prudent asset growth, increasing deposit originations, generating growth in non-interest income, and non-interest expense control. As previously reported, there are a number of initiatives that are expected to continue to contribute to the remainder of 2005 and beyond. The Company’s continued future success will be predicated upon the disciplined execution and the careful monitoring of the Strategic Plan.
A number of the strategic objectives are:
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
FINANCIAL POSITION
     Loan Portfolio Total loans increased by $102.8 million, or 5.4%, during the nine months ended September 30, 2005. The increases were mainly in commercial loans which increased $57.4 million, or 6.4%, in total with commercial real estate representing the largest growth of $49.1 million, or 8.0%. Commercial and industrial loans increased by $7.0 million, or 4.5%, and commercial construction loans increased $1.3 million, or 1.0%. Consumer loans increased $46.4 million, or 8.8%, primarily due to growth in variable home equity lending. The consumer-auto loan portfolio decreased by $8.2 million, or 2.9%, during the nine months ended September 30, 2005 as this segment of the loan portfolio has been de-emphasized due to narrowing spreads. Business banking loans totaled $50.1 million, representing growth of 14.7% during the nine months ending September 30, 2005. Residential loans decreased $7.5 million, or 1.7% during the first nine months.
     Asset Quality Rockland Trust Company actively manages all delinquent loans in accordance with formally drafted policies and established procedures. In addition, Rockland Trust Company’s Board of Directors reviews delinquency statistics, by loan type, on a monthly basis.
     Delinquency The Bank’s philosophy toward managing its loan portfolios is predicated upon careful monitoring which stresses early detection and response to delinquent and default situations. The Bank seeks to make arrangements to resolve any delinquent or default situation over the shortest possible time frame. Generally, the Bank requires that a delinquency notice be mailed to a borrower upon expiration of a grace period (typically no longer than 15 days beyond the due date). Reminder notices and telephone calls may be issued prior to the expiration of the grace period. If the delinquent status is not resolved within a reasonable time frame following the mailing of a delinquency notice, the Bank’s personnel charged with managing its loan portfolios, contacts the borrower to determine the reasons for delinquency and the prospects for payment. Any subsequent actions taken to resolve the delinquency will depend upon the nature of the loan and the length of time that the loan has been delinquent. The borrower’s needs are considered as much as reasonably possible without jeopardizing the Bank’s position. A late charge is usually assessed on loans upon expiration of the grace period.
     On loans secured by one-to-four family owner-occupied properties, the Bank attempts to work out an alternative payment schedule with the borrower in order to avoid foreclosure action. If such efforts do not result in a satisfactory arrangement, the loan is referred to legal counsel to initiate foreclosure proceedings. At any time prior to a sale of the property at foreclosure, the Bank may and will terminate foreclosure proceedings if the borrower is able to work out a satisfactory payment plan. On loans secured by commercial real estate or other business assets, the Bank similarly seeks to reach a satisfactory payment plan so as to avoid foreclosure or liquidation.
     The following table sets forth a summary of certain delinquency information as of the dates indicated:
Table 1 — Summary of Delinquency Information

	At September 30, 2005					At December 31, 2004
	60-89 days		90 days or more		60-89 days		90 days or more
	Number	Principal	Number	Principal	Number	Principal	Number	Principal
	of Loans	Balance	of Loans	Balance	of Loans	Balance	of Loans	Balance
				(Unaudited — Dollars in Thousands)
Real Estate Loans:
Residential	1	$334	2	$677	3	$764	4	$173
Residential Construction	—	—	—	—	—	—	—	—
Commercial	2	103	2	252	1	188	2	227
Commercial Construction	—	—	—	—	—	—	—	—
Commercial and Industrial Loans	1	96	1	1	1	130	4	207
Business Banking	—	—	1	8	1	11	4	167
Consumer — Home Equity	—	—	1	49	—	—	—	—
Consumer — Auto (1)	72	514	59	512	N/A	N/A	N/A	N/A
Consumer — Other	16	191	18	130	76	626	95	459

Total	92	$1,238	84	$1,629	82	$1,719	109	$1,233

(1)	For periods prior to September 30, 2005, Consumer-Auto loans are included in Consumer-Other.
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
     Nonperforming Assets Nonperforming assets are comprised of nonperforming loans, nonperforming securities and other real estate owned (“OREO”). Nonperforming loans consist of nonaccrual loans and loans that are more than 90 days past due but still accruing interest. OREO includes properties held by the Bank as a result of foreclosure or by acceptance of a deed in lieu of foreclosure. Nonperforming assets totaled $2.5 million at September 30, 2005 (0.08% of total assets), as compared to the $2.7 million (0.09% of total assets) reported at December 31, 2004. The Company’s allowance for loan losses as a percent of nonperforming loans is 1,074.53% as compared to 932.53% at December 31, 2004 and the Company maintained an allowance to loan ratio of 1.31% at both September 30, 2005 and December 31, 2004. The Bank held one OREO property on September 30, 2005 amounting to $5,000 and none on December 31, 2004 and all securities were performing for both periods.
     Repossessed automobile loan balances continue to be classified as nonperforming loans, and not as other assets, because the borrower has the potential to satisfy the obligation within twenty days from the date of repossession (before the Bank can schedule disposal of the collateral). The borrower can redeem the property by payment in full at any time prior to the disposal of it by the Bank. Repossessed automobile loan balances amounted to $644,000,

$703,000 and $679,000 for the periods ending September 30, 2005, December 31, 2004, and September 30, 2004, respectively.
     The following table sets forth information regarding nonperforming assets held by the Company at the dates indicated.
Table 2 — Nonperforming Assets / Loans

(Unaudited — Dollars in Thousands)

	As of	As of	As of
	September 30,	December 31,	September 30,
	2005	2004	2004
Loans past due 90 days or more but still accruing
Home Equity	$49	$—	$73
Consumer — Auto (2)	88	—	—
Consumer — Other	95	245	306

Total	$232	$245	$379

Loans accounted for on a nonaccrual basis (1)
Commercial and Industrial	$1	$334	$1,401
Business Banking (3)	8	N/A	N/A
Real Estate — Commercial Mortgage	252	227	564
Real Estate — Residential Mortgage	1,238	1,193	1,001
Consumer — Auto (2)	644	703	—
Consumer — Other	87	—	679

Total	$2,230	$2,457	$3,645

Total nonperforming loans	$2,462	$2,702	$4,024

Other real estate owned	$5	$—	$—

Total nonperforming assets	$2,467	$2,702	$4,024

Restructured loans	$388	$416	$426

Nonperforming loans as a percent of gross loans	0.12%	0.14%	0.21%

Nonperforming assets as a percent of total assets	0.08%	0.09%	0.14%

(1)	There were no restructured nonaccruing loans at September 30, 2005, December 31, 2004 and September 30, 2004.

(2)	For periods prior to September 30, 2005, Consumer-Auto loans due 90 days or more but still accruing are included in Consumer-Other.

(3)	For periods prior to September 30, 2005, Business Banking loans are included in Commercial and Industrial and Consumer-Other.
     In the course of resolving nonperforming loans, the Bank may choose to restructure the contractual terms of certain commercial and real estate loans. Terms may be modified to fit the ability of the borrower to repay in line with the current financial status. It is the Bank’s policy to maintain restructured loans on nonaccrual status for approximately six months before management considers a return to accrual status. At September 30, 2005 and December 31, 2005 the Bank had $388,000 and $416,000, respectively, of restructured loans. At September 30, 2005 and December 31, 2004, the Bank also had 38 and 15 potential problem loans, respectively, which were not included in nonperforming loans with an outstanding balance of $21.4 million and $10.7 million, respectively. Potential problem loans are any loans, which are not included in nonaccrual or non-performing loans and which are not considered troubled debt restructures, where known information about possible credit problems of the borrowers causes management to have concerns as to the ability of such borrowers to comply with present loan repayment terms. At September 30, 2005, problem loans continued to perform and the Company's management actively monitors these loans to minimize any possible adverse impact to the Bank.

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
     Interest income that would have been recognized for the three months ended September 30, 2005 and September 30, 2004, if nonperforming loans at the respective dates had been performing in accordance with their original terms, approximated $70,000 and $82,000, respectively. Interest income that would have been recognized for the nine months ended September 30, 2005 and September 30, 2004, if nonperforming loans at the respective dates had been performing in accordance with their original terms, approximated $193,000 and $240,000, respectively. The actual amount of interest that was collected on nonaccrual and restructured loans during the three months ended September 30, 2005 and September 30, 2004 and included in interest income was $16,000 and $36,000, respectively. The actual amount of interest that was collected on nonaccrual and restructured loans during the nine months ended September 30, 2005 and September 30, 2004 and included in interest income was $70,000 and $155,000, respectively.
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
     Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer or residential loans for impairment disclosures. At September 30, 2005, impaired loans include all commercial real estate loans and commercial and industrial loans on nonaccrual status, restructured loans and certain potential problem loans for which a collateral deficit exists and a specific allocation of allowance for loan loss has been assigned. Total impaired loans at September 30, 2005 and December 31, 2004 were $1.6 million and $2.6 million, respectively.
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
     As of September 30, 2005, the allowance for loan losses totaled $26.5 million, or 1.31%, of total loans as compared to $25.2 million, or 1.31%, of total loans at December 31, 2004. Based on the analyses described herein, management believes that the level of the allowance for loan losses at September 30, 2005 is adequate.
     The following table summarizes changes in the allowance for loan losses and other selected loan data for the periods presented:

Table 3 — Summary of Changes in the Allowance for Loan Losses

	Quarter to Date
	September 30,	June 30,	March 31,	December 31,	September 30,
	2005	2005	2005	2004	2004
		(Unaudited — Dollars in Thousands)
Average loans	$2,004,389	$1,958,097	$1,932,768	$1,898,874	$1,814,143

Allowance for loan losses, beginning of period	$26,050	$25,505	$25,197	$25,253	$23,931
Charged-off loans:
Commercial and Industrial	120	—	—	153	—
Business Banking (1)	196	48	151	78	—
Real Estate — Commercial	—	—	—	—	—
Real Estate — Residential	—	—	—	—	—
Real Estate — Construction	—	—	—	—	—
Home Equity	—	—	—	—	—
Consumer — Auto (2)	333	421	426	—	—
Consumer — Other	285	283	181	720	498

Total charged-off loans	934	752	758	951	498

Recoveries on loans previously charged-off:
Commercial and Industrial	15	51	6	11	52
Business Banking (1)	2	9	2	78	—
Real Estate — Commercial	127	—	—	—	1
Real Estate — Residential	—	—	—	—	30
Real Estate — Construction	—	—	—	—	—
Home Equity	—	—	20	—	—
Consumer — Auto (2)	91	105	65	—	—
Consumer — Other	34	27	43	36	107

Total recoveries	269	192	136	125	190

Net loans charged-off	665	560	622	826	308
Addition due to acquisition	—	—	—	—	870
Provision for loan losses	1,070	1,105	930	770	760

Total allowance for loan losses, end of period	$26,455	$26,050	$25,505	$25,197	$25,253

Net loans charged-off as a percent of average total loans	0.03%	0.03%	0.03%	0.04%	0.02%
Total allowance for loan losses as a percent of total loans	1.31%	1.30%	1.31%	1.31%	1.35%
Total allowance for loan losses as a percent of nonperforming loans	1,074.53%	1,241.07%	917.12%	932.53%	627.56%
Net loans charged-off as a percent of allowance for loan losses	2.51%	2.15%	2.44%	3.28%	1.22%
Recoveries as a percent of charge-offs	28.80%	25.53%	17.94%	13.14%	38.15%

(1)	For periods prior to December 31, 2004, Business Banking loans are included in Commercial and Industrial and Consumer-Other.

(2)	For periods prior to March 31, 2005, Consumer-Auto loans are included in Consumer-Other.
     The allowance for loan losses is allocated to various loan categories as part of the Bank’s process of evaluating its adequacy. The amount of allowance allocated to these loan categories was $22.8 million at September 30, 2005, compared to $22.4 million at December 31, 2004. The distribution of allowances allocated among the various loan categories as of September 30, 2005 was categorically similar to the distribution as of December 31, 2004. Increases or decreases in the amounts allocated to each category, as compared to those shown as of December 31, 2004, generally, reflect changes in portfolio balances outstanding due to new loan originations, loans paid off, changes in levels of credit line usage and the results of ongoing credit risk assessments of the loan portfolio.

     The following table summarizes the allocation of the allowance for loan losses for the dates indicated:
Table 4 — Summary of Allocation of the Allowance for Loan Losses

(Unaudited — Dollars In Thousands)

	AT SEPTEMBER 30,		AT DECEMBER 31,
	2005		2004
		Percent of		Percent of
		Loans		Loans
	Allowance	In Category	Allowance	In Category
	Amount	To Total Loans	Amount	To Total Loans
Allocated Allowances:
Commercial and Industrial	$3,208	8.1%	$3,387	8.2%
Business Banking	1,161	2.5%	1,022	2.3%
Commercial Real Estate	11,211	32.8%	10,346	32.0%
Real Estate Construction	2,231	6.9%	2,905	7.0%
Real Estate Residential	642	21.1%	659	22.9%
Consumer Home Equity	735	12.1%	583	10.1%
Consumer Auto	2,755	13.7%	2,839	14.8%
Consumer — Other	807	2.8%	667	2.7%
Imprecision Allowance	3,705	NA	2,789	NA

Total Allowance for Loan Losses	$26,455	100.0%	$25,197	100.0%

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
     The other method used to allocate allowances for loan losses entails the assignment of allowance amounts to individual loans on the basis of loan impairment. Certain loans are evaluated individually and are judged to be impaired when management believes it is probable that the Bank will not collect all of the contractual interest and principal payments as scheduled in the loan agreement. Under this method, loans are selected for evaluation based upon a change in internal risk rating, occurrence of delinquency, loan classification or nonaccrual status. A specific allowance amount is allocated to an individual loan when such loan has been deemed impaired and when the amount of a probable loss is able to be estimated on the basis: (a) of the present value of anticipated future cash flows or on the loan’s observable fair market value or (b) the fair value of collateral if the loan is collateral dependent. Loans with a specific allowance and the amount of such allowance totaled $1.2 million and $211,000, respectively at September 30, 2005 and $1.1 million and $400,000, respectively, at December 31, 2004.
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
     Due to the imprecise nature of the loan loss estimation process and ever changing conditions, these risk attributes may not be adequately captured in data related to the formula-based loan loss components used to determine allocations in the Bank’s analysis of the adequacy of the allowance for loan losses. Management, therefore, has established and maintains an imprecision allowance for loan losses. The amount of this measurement imprecision allocation was $3.7 million at September 30, 2005, compared to $2.8 million at December 31, 2004.
     Management has increased the measurement imprecision allocation based upon its prospective judgment concerning the possible effects of changing business and economic conditions on borrowers in the loan portfolio, including, but not limited to, the effects of: (a) inflationary pressure on energy and commodity prices, spurred by unprecedented world demand and recent natural disasters, (b) rising interest rates and the continued flattening of the yield curve, (c) volatility within local and regional real estate markets, (d) increasing consumer debt and historically high levels of non-business bankruptcies, (e) the continued

uncertainty of geopolitical dynamics, and (f) the potential for deceleration in local, regional and/or national economic growth resulting from the aforementioned factors. Business and economic conditions notwithstanding, the credit quality of the Bank’s loan portfolio has remained stable and the incidence of default within the portfolio has not increased during the quarter-ended September 30, 2005.
     As of September 30, 2005, the allowance for loan losses totaled $26.5 million as compared to $25.2 million at December 31, 2004. Based on the processes described above, management believes that the level of the allowance for loan losses at September 30, 2005 is adequate.
     Goodwill and Core Deposit Intangible Goodwill and Core Deposit Intangible decreased $349,000, or 0.6%, to $56.9 million at September 30, 2005 from December 31, 2004 resulting from the amortization of the core deposit intangible of $242,000 and an adjustment to goodwill of $107,000.
     Securities Securities decreased by $77.7 million, or 9.5%, during the nine months ended September 30, 2005. This resulted mainly from the sale of $62.9 million in longer duration securities for the nine months ended September 30, 2005, of which $53.3 million was sold in the second quarter of 2005 and $9.6 was sold in the first quarter of 2005. The ratio of securities to total assets as of September 30, 2005 is 24.8%.
     Deposits Total deposits of $2.2 billion at September 30, 2005 increased $112.3 million, or 5.5%, compared to December 31, 2004. The Company experienced growth in core deposits of $40.2 million, or 2.5%. Time deposits increased by $72.0 million, or 16.0% due to promotional certificate offerings.
     Borrowings Total borrowings decreased $88.3 million, or 13.5%, to $566.8 million at September 30, 2005 from December 31, 2004. The borrowings reduction is due to increases in deposits exceeding increases in total assets.
     Stockholders’ Equity Stockholders’ equity as of September 30, 2005 totaled $223.3 million, as compared to $210.7 million at December 31, 2004 resulting from net income of $24.6 million offset mainly by dividends paid of $6.9 million and an increase in unrealized losses on securities of $7.1 million.
     Equity to Assets Ratio The ratio of equity to assets was 7.5% at September 30, 2005 and 7.2% at December 31, 2004.
RESULTS OF OPERATIONS
     Summary of Results of Operations The Company reported net income of $8.7 million for the third quarter of 2005 as compared with net income of $8.3 million for the third quarter of 2004. Diluted earnings per share were $0.56 for the three months ended September 30, 2005, compared to $0.54 per share for the same quarter in the prior year. Net income for the nine months ended September 30, 2005 was $24.6 million compared to $21.6 million for the same period last year. Diluted earnings per share were $1.59 and $1.44 for the nine months ended September 30, 2005 and 2004, respectively.

     Net Interest Income The amount of net interest income is affected by changes in interest rates and by the volume and mix of interest earning assets and interest bearing liabilities.
     On a fully tax equivalent basis, net interest income for the third quarter of 2005 increased $1.7 million, or 6.7%, to $27.2 million, as compared to the third quarter of 2004. The Company’s net interest margin was 3.93% for quarter ended September 30, 2005 compared to 3.88% for the quarter ended September 30, 2004. The Company’s interest rate spread (the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities) decreased to 3.47% during the third quarter of 2005, 5 basis points less than the comparable period in the prior year. The net interest margin for the nine months ending September 30, 2005 was 3.87% as compared to 3.95% for the comparable period in 2004. The interest rate spread was 3.45% and 3.58% for the nine months ending September 30, 2005 and 2004, respectively.
     The following tables present the Company’s average balances, net interest income, interest rate spread, and net interest margin for the three and nine months ending September 30, 2005 and September 30, 2004. For purposes of the tables and the following discussion, income from interest-earning assets and net interest income are presented on a fully-taxable equivalent basis by adjusting income and yields earned on tax-exempt interest received on loans to qualifying borrowers and on certain of the Company’s securities to make them equivalent to income and yields on fully-taxable investments, assuming a federal income tax rate of 35%.

Table 5 — Average Balance, Interest Earned/Paid & Average Yields
(Unaudited — Dollars in Thousands)

		INTEREST			INTEREST
	AVERAGE	EARNED/	AVERAGE	AVERAGE	EARNED/	AVERAGE
	BALANCE	PAID	YIELD	BALANCE	PAID	YIELD
FOR THE THREE MONTHS ENDED SEPTEMBER 30,	2005	2005	2005	2004	2004	2004
Interest-earning Assets:
Federal Funds Sold and Assets Purchased Under Resale Agreement	$8,437	$71	3.37%	$1,319	$9	2.73%
Securities:
Trading Assets	1,539	11	2.86%	1,500	14	3.73%
Taxable Investment Securities	688,230	7,481	4.35%	745,241	8,323	4.47%
Non-taxable Investment Securities (1)	61,924	1,028	6.64%	62,920	1,022	6.50%

Total Securities:	751,693	8,520	4.53%	809,661	9,359	4.62%
Loans (1)	2,004,389	31,086	6.20%	1,814,143	26,014	5.74%

Total Interest-Earning Assets	$2,764,519	$39,677	5.74%	$2,625,123	$35,382	5.39%

Cash and Due from Banks	68,481			68,832
Other Assets	143,538			132,986

Total Assets	$2,976,538			$2,826,941

Interest-bearing Liabilities:
Deposits:
Savings and Interest Checking Accounts	$593,464	$712	0.48%	$607,646	$774	0.51%
Money Market and Super Interest Checking Accounts	513,681	2,432	1.89%	505,307	1,680	1.33%
Time Deposits	512,092	3,472	2.71%	505,032	2,753	2.18%

Total interest-bearing deposits:	1,619,237	6,616	1.63%	1,617,985	5,207	1.29%
Borrowings:
Federal Home Loan Bank Borrowings	$445,716	$4,362	3.91%	$389,583	$3,460	3.55%
Federal Funds Purchased and Assets Sold Under Repurchase Agreement	86,750	399	1.84%	56,209	125	0.89%
Junior Subordinated Debentures	51,546	1,117	8.67%	51,546	1,117	8.67%
Treasury Tax and Loan Notes	1,452	12	3.31%	2,032	2	0.39%

Total borrowings:	585,464	5,890	4.02%	499,370	4,704	3.77%

Total Interest-Bearing Liabilities	$2,204,701	$12,506	2.27%	$2,117,355	$9,911	1.87%

Demand Deposits	530,115			501,318

Other Liabilities	17,369			12,931

Total Liabilities	2,752,185			2,631,604
Stockholders’ Equity	224,353			195,337

Total Liabilities and Stockholders’ Equity	$2,976,538			$2,826,941

Net Interest Income		$27,171			$25,471

Interest Rate Spread (2)			3.47%			3.52%

Net Interest Margin (2)			3.93%			3.88%

Supplemental Information:
Total Deposits, including Demand Deposits	$2,149,352	$6,616		$2,119,303	$5,207
Cost of Total Deposits			1.23%			0.98%
Total Funding Liabilities, including Demand Deposits	$2,734,816	$12,506		$2,618,673	$9,911
Cost of Total Funding Liabilities			1.83%			1.51%

(1)	The total amount of adjustment to present interest income and yield on a fully tax-equivalent basis is $452 and $441 for the three months ended September 30, 2005 and 2004, respectively. Also, non-accrual loans have been included in the average loan category; however, unpaid interest on non-accrual loans has not been included for purposes of determining interest income.

(2)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities. Net interest margin represents annualized net interest income as a percent of average interest-earning assets.

Table 6 — Average Balance, Interest Earned/Paid & Average Yields
(Unaudited — Dollars in Thousands)

		INTEREST			INTEREST
	AVERAGE	EARNED/	AVERAGE	AVERAGE	EARNED/	AVERAGE
	BALANCE	PAID	YIELD	BALANCE	PAID	YIELD
FOR THE NINE MONTHS ENDED SEPTEMBER 30,	2005	2005	2005	2004	2004	2004
Interest-earning Assets:
Federal Funds Sold and Assets Purchased Under Resale Agreement	$6,130	$137	2.98%	$455	$9	2.64%
Securities:
Trading Assets	1,546	27	2.33%	1,512	32	2.82%
Taxable Investment Securities	723,031	23,765	4.38%	700,739	23,260	4.43%
Non-taxable Investment Securities (1)	62,339	3,088	6.60%	64,695	3,240	6.68%

Total Securities:	786,916	26,880	4.55%	766,946	26,532	4.61%
Loans (1)	1,973,697	89,156	6.02%	1,691,790	72,994	5.75%

Total Interest-Earning Assets	$2,766,743	$116,173	5.60%	$2,459,191	$99,535	5.40%

Cash and Due from Banks	65,145			67,125
Other Assets	142,989			115,009

Total Assets	$2,974,877			$2,641,325

Interest-bearing Liabilities:
Deposits:
Savings and Interest Checking Accounts	$596,458	$2,032	0.45%	$557,087	$2,109	0.50%
Money Market and Super Interest Checking Accounts	515,623	6,596	1.71%	434,974	4,110	1.26%
Time Deposits	504,108	9,321	2.47%	482,146	7,873	2.18%

Total interest-bearing deposits:	1,616,189	17,949	1.48%	1,474,207	14,092	1.27%
Borrowings:
Federal Home Loan Bank Borrowings	$485,418	$13,704	3.76%	$390,833	$9,972	3.40%
Federal Funds Purchased and Assets Sold Under Repurchase Agreement	73,902	862	1.56%	58,529	402	0.92%
Junior Subordinated Debentures	51,546	3,352	8.67%	34,615	2,247	8.66%
Treasury Tax and Loan Notes	1,714	28	2.18%	3,128	10	0.43%

Total borrowings:	612,580	17,946	3.91%	487,105	12,631	3.46%

Total Interest-Bearing Liabilities	$2,228,769	$35,895	2.15%	$1,961,312	$26,723	1.82%

Demand Deposits	510,839			465,944

Corporation Obligated Mandatorily Redeemable Trust Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures of the Corporation	—			15,721
Other Liabilities	17,267			15,415

Total Liabilities	2,756,875			2,458,392
Stockholders’ Equity	218,002			182,933

Total Liabilities and Stockholders’ Equity	$2,974,877			$2,641,325

Net Interest Income		$80,278			$72,812

Interest Rate Spread (2)			3.45%			3.58%

Net Interest Margin (2)			3.87%			3.95%

Supplemental Information:
Total Deposits, including Demand Deposits	$2,127,028	$17,949		$1,940,151	$14,092
Cost of Total Deposits			1.13%			0.97%
Total Funding Liabilities, including Demand Deposits	$2,739,608	$35,895		$2,427,256	$26,723
Cost of Total Funding Liabilities			1.75%			1.47%

(1)	The total amount of adjustment to present interest income and yield on a fully tax-equivalent basis is $1,346 and $1,377 for the nine months ended September 30, 2005 and 2004, respectively. Also, non-accrual loans have been included in the average loan category; however, unpaid interest on non-accrual loans has not been included for purposes of determining interest income.

(2)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities. Net interest margin represents annualized net interest income as a percent of average interest-earning assets.

     The increase in net interest income for the third quarter of 2005 was mainly due to an increase in income from interest-earning assets, specifically increases in interest income from loans which increased by $5.1 million, or 19.5%.
     Average loan balances for the three months ending September 30, 2005 have grown by $190.2 million from the comparative period with the yield on loans also increasing by 46 basis points from 5.74% to 6.20% reflecting increases related to the upward pricing of variable rate loans and the Company’s emphasis on commercial and home equity lending. Partially offsetting the increase in interest income was an increase in interest expense of $2.6 million driven by increased funding needs to support loan growth and an increase in the total cost of funds of 32 basis points from 1.51% to 1.83%, driven by the lengthening of the duration of borrowings and the competitive pricing environment for deposits.
     Average loan balances for the nine months ending September 30, 2005 have grown by $281.9 million from the comparative period with the yield on loans also increasing by 27 basis points from 5.75% to 6.02%. Contributing to the increase experienced in loans as well as deposits was the acquisition of Falmouth Bancorp, Inc. On July 16, 2004 the Company acquired $96.9 million of loans and $136.7 million of deposits associated with this acquisition. On an average basis securities have increased modestly to $786.9 million at September 30, 2005 from $766.9 million at September 30, 2004 while the yield on securities decreased 6 basis points from 4.61% to 4.55%. Interest expense increased by $9.2 million and the total cost of funds increased by 28 basis points from 1.47% to 1.75%.
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

Table 7 — Volume Rate Analysis

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005 Compared to 2004				2005 Compared to 2004
			Change				Change
	Change	Change	Due to		Change	Change	Due to
	Due to	Due to	Volume/	Total	Due to	Due to	Volume/	Total
	Rate	Volume	Rate	Change	Rate	Volume	Rate	Change
	(Unaudited — Dollars in Thousands)				(Unaudited — Dollars in Thousands)
Income on interest-earning assets:
Federal funds sold	$2	$49	$11	$62	$1	$112	$15	$128
Securities:
Taxable securities	(222)	(637)	17	(842)	(228)	740	(7)	505
Non-taxable securities (1)	23	(16)	(1)	6	(36)	(118)	2	(152)
Trading assets	(4)	1	—	(3)	(6)	1	—	(5)

Total Securities:	(203)	(652)	16	(839)	(270)	623	(5)	348
Loans (1) (2)	2,122	2,728	222	5,072	3,428	12,163	571	16,162

Total	$1,921	$2,125	$249	$4,295	$3,159	$12,898	$581	$16,638

Expense of interest-bearing liabilities:
Deposits:
Savings and Interest Checking accounts	$(45)	$(18)	$1	$(62)	$(211)	$149	$(15)	$(77)
Money Market	712	28	12	752	1,454	762	270	2,486
Time deposits	672	38	9	719	1,042	359	47	1,448

Total interest-bearing deposits:	1,339	48	22	1,409	2,285	1,270	302	3,857
Borrowings:
Federal Home Loan Bank borrowings	$353	$499	$50	$902	$1,062	$2,413	$257	$3,732
Federal funds purchased and assets sold under repurchase agreements	133	68	73	274	280	106	74	460
Junior Subordinated Debentures	—	—	—	—	4	1,099	2	1,105
Treasury tax and loan notes	15	(1)	(4)	10	41	(5)	(18)	18

Total borrowings:	501	566	119	1,186	1,387	3,613	315	5,315

Total	$1,840	$614	$141	$2,595	$3,672	$4,883	$617	$9,172

Change in net interest income	$81	$1,511	$108	$1,700	$(513)	$8,015	$(36)	$7,466

(1)	The total amount of adjustment to present income and yield on a fully tax-equivalent basis is $452 and $441 for the three months ended September 30, 2005 and 2004, respectively, and $1,346 and $1,377 for the nine months ended September 30, 2005 and 2004, respectively.

(2)	Loans include portfolio loans, loans held for sale and nonperforming loans; however unpaid interest on nonaccrual loans has not been included for purposes of determining interest income.
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
     The provision for loan losses increased to $1.1 million and $3.1 million for the three and nine months ended September 30, 2005, respectively, compared with $761,000 and $2.2 million for the three and nine months ended September 30, 2004, respectively. The Company increased the provision for loan losses commensurate with loan growth. Asset quality remains sound with nonperforming assets of $2.5 million at September 30, 2005. At September 30, 2005 the allowance for loan loss covered nonperforming loans 10.7 times. Nonperforming assets at December 31, 2004 were $2.7 million, with the allowance covering nonperforming loans 9.3 times. The Company maintained a reserve to loan ratio of 1.31% at September 30, 2005.
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
     Non-Interest Income Non-interest income increased by $410,000, or 6.1%, and decreased by $7,000, or 0.03%, during the three and nine months ended September 30, 2005, respectively, as compared to the same periods in the prior year.
     Service charges on deposit accounts increased by $283,000, or 8.9%, and by $470,000, or 5.1%, respectively, for the three and nine months ended September 30, 2005, as compared to the same periods in 2004, reflecting growth in core deposits. Investment management services income increased by $142,000, or 11.8%, and $464,000, or 13.1%, for the three and nine months ended September 30, 2005, respectively, compared to the same periods last year due to growth in managed assets. Assets under administration increased by $135.2 million, or 26.2%, from the same period last year to $651.9 million.
     Mortgage banking income increased by $360,000, or 50.9%, and by $280,000, or 12.2%, for the three and nine months ended September 30, 2005, respectively, as compared to the same periods in 2004 as a result of selling a higher percentage of loan production and changes in market rates favorably impacting servicing asset amortization. The balance of the mortgage servicing asset is $3.0 million and loans serviced amounted to $349.1 million as of September 30, 2005.
     Bank owned life insurance income increased $43,000, or 10.3%, and decreased $29,000, or 2.1%, for the three and nine months ended September 30, 2005, respectively, as compared to the same periods ended September 30, 2004. The year to date variance is driven by a lower market yield on these assets and increased death benefit expenses due to the aging of the insured pool. Other non-interest income increased by $43,000, or 6.0%, and decreased by $350,000, or 13.6%, for the three and nine months ended September 30, 2005, respectively, as compared to the same periods in 2004. The decrease in the nine month comparison is primarily due to decreases in commercial loan prepayment fees.
     There were no gains on sale of securities in the third quarter of 2005. The gain realized on sale of securities in the third quarter of 2004 was $461,000. For the nine months ended September 30, 2005 the gain on sale of securities totaled $616,000 a decrease of $842,000, or 57.8%, from the $1.5 million recorded in the nine months ended September 30, 2004.
     Non-Interest Expense Non-interest expense increased by $1.2 million, or 6.2%, and by $3.5 million, or 6.1% for the three and nine months ended September 30, 2005, respectively, as compared to the same periods in the prior year.
     Salaries and employee benefits increased by $590,000, or 5.3%, and by $3.6 million, or 11.2%, for the three and nine months ended September 30, 2005, respectively, as compared to the same periods in the prior year. Salaries increased by $155,000 or 1.9%, and by $1.5 million, or 6.1%, respectively, for the three and nine months ended September 30, 2005, compared to the same periods in 2004 as a result of annual merit increases for employees and select additions to staff to support strategic initiatives. Accruals for incentive compensation increased by $205,000 and $1.4 million for the three months and nine months ended September 30, 2005, respectively, as compared to the same periods last year due to improved operating performance.

     Occupancy and equipment related expense increased by $179,000, or 8.6%, and by $873,000, or 13.2%, respectively, for the three and nine months ended September 30, 2005 as compared to the same periods in the prior year. The increase in this expense is primarily driven by facility’s rent associated with the Falmouth Bancorp, Inc. acquisition which closed in mid 2004, lease buyout expense associated with branch closings, two de novo branches, and increased depreciation expense related to a new phone system installed in 2004. Snow removal cost also increased by $195,000 on a year over year basis due to the inclement weather experienced in the early part of 2005.
     Data processing and facilities management expense has decreased $110,000, or 9.3%, and $367,000, or 10.8%, for the three and nine months ended September 30, 2005 compared to the same period in 2004, respectively, as a result of a new data processing contract finalized in the latter part of 2004.
     Other non-interest expenses increased by $991,000, or 24.3%, and by $32,000, or 0.2%, respectively, for the three and nine months ended September 30, 2005, as compared to the same periods in the prior year. The increase in other non-interest expenses for the three month period is primarily attributable to an increase in ATM and debit card service fees of $243,000 mainly due to ATM service provider conversion charges. Also contributing to the increase were increases in audit and examination fees of $102,000, and legal fees of $206,000. The increase in legal fees is a result of large recoveries recognized in the prior period offsetting that periods legal expenses.
     Income Taxes For the quarters ending September 30, 2005 and September 30, 2004, the Company recorded combined federal and state income tax provisions of $3.9 million and $3.7 million, respectively. These provisions reflect effective income tax rates of 30.7% and 30.8% for the quarters ending September 30, 2005 and September 30, 2004, respectively. During the second quarter of 2004, the Company announced that one of its subsidiaries (a Community Development Entity, or “CDE”) had been awarded $30.0 million in tax credit allocation authority under the New Markets Tax Credit (“NMTC”) Program of the United States Department of Treasury. During the third quarter of 2004, the Bank invested $5.0 million in the CDE providing it with the capital necessary to begin assisting qualified businesses in low-income communities throughout its market area. During the fourth quarter of 2004 the Bank invested an additional $10.0 million in the CDE. Based upon the Bank’s $15.0 million investment, it will be eligible to receive tax credits over a seven year period totaling 39% of its investment, or $5.85 million. The Company began recognizing the benefit of these tax credits in 2004. During 2005, the Company will recognize a total of $750,000 related to the $15.0 million of investments made in 2004. During the second quarter of 2005, the Company determined that it was more than likely that it would make an additional $15.0 million investment into the CDE and began recognizing the associated credits. Through September 2005, $5.0 million of that amount has been invested into the CDE. The Company will also receive tax credits on these 2005 investments into its CDE. The Company recognized $438,000 of NMTC credits in the third quarter of 2005 for a total tax credit recognition of $1.5 million projected for 2005.
     Minority Interest Minority interest expense was zero for the quarters ending September 30, 2005 and September 30, 2004, respectively, and zero and $1.1 million for the nine months ended September 30, 2005 and 2004, respectively. (See Note 3 to the Condensed Notes to Unaudited Consolidated Financial Statements within Item 1 hereof).

     Return on Average Assets and Equity The annualized consolidated returns on average equity and average assets for the three months ended September 30, 2005 were 15.49% and 1.17%, respectively, compared to 16.92% and 1.17% reported for the same period last year, respectively. For the nine months ended September 30, 2005, annualized consolidated returns on average equity and average assets were 15.07% and 1.10%, respectively, compared to 15.73% and 1.09%, for the nine months ended September 30, 2004.
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
     The Asset/Liability Management Committee (“ALCO Committee”), whose members are comprised of the Bank’s senior management, develops procedures consistent with policies established by the board of directors, which monitor and coordinate the Bank’s interest rate sensitivity and the sources, uses, and pricing of funds. Interest rate sensitivity refers to the Bank’s exposure to fluctuations in interest rates and its effect on earnings. If assets and liabilities do not re-price simultaneously and in equal volume, the potential for interest rate exposure exists. It is management’s objective to maintain stability in the growth of net interest income through the maintenance of an appropriate mix of interest-earning assets and interest-bearing liabilities and, when necessary, within prudent limits, through the use of off-balance sheet hedging instruments such as interest rate swaps, floors and caps. The ALCO Committee employs simulation analyses in an attempt to quantify, evaluate, and manage the impact of changes in interest rates on the Bank’s net interest income. In addition, the Bank engages an independent consultant to render advice with respect to asset and liability management strategy.
     The Bank is careful to increase deposits without adversely impacting the weighted average cost of those funds. Accordingly, management has implemented funding strategies that include Federal Home Loan Bank (“FHLB”) advances, brokered certificates of deposits, and repurchase agreement lines. These non-deposit funds are also viewed as a contingent source of liquidity and, when profitable lending and investment opportunities exist, access to such funds provides a means to leverage the balance sheet.
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
     At September 30, 2005 the Company had swaps, designated as “cash flow” hedges, with total notional values of $110.0 million. The purpose of these swaps is to hedge the variability in the cash outflows of LIBOR based borrowings attributable to changes in interest rates. Under these swap agreements the Company pays a fixed rate of interest of 3.65% on $50 million notional value through November 2006, 2.49% on $25 million notional value through January 2007, and 4.06% on $35 million of the notional value through January 2010, and all receive a 3 month LIBOR rate of interest. These swaps had a positive fair value of $1.7 million at September 30, 2005. The Company also has a $100 million, 4.00%, 3-month LIBOR interest rate cap with an effective date of January 31, 2005 and a maturity date of January 31, 2008. The interest rate cap will pay the Company should 3-month LIBOR exceed 4.00% on a rate reset date during the effective period of the cap. At September 30, 2005 the interest rate cap had a fair value of $1.4 million. At December 31, 2004 the Company had swaps with a total notional value of $75.0 million. These swaps had a positive fair value of $142,000 at December 31, 2004. All changes in the fair value of the interest rate swaps and caps are recorded, net of tax, through equity as other comprehensive income.
     During the third quarter ending September 30, 2005, the Company sold an interest rate swap that was hedging $25.0 million of 3-month LIBOR revolving FHLB borrowings in connection with the Company’s decision not to re-enter into these borrowings. The gain of $215,000 on the sale of this swap was recognized currently in earnings against the interest expense on FHLB borrowings.
     To improve the Company’s asset sensitivity, the Company sold interest rate swaps hedged against loans during the year ending December 31, 2002 resulting in total deferred gains of $7.1 million. The deferred gain is classified in other comprehensive income, net of tax, as a component of equity. The interest rate swaps sold had total notional amounts of $225.0 million. These swaps were accounted for as cash flow hedges, and therefore, the deferred gains are amortized into interest income over the remaining life of the hedged item, which range between two and five years. At September 30, 2005, there are $1.2 million gross, or $695,000 net of tax, of such deferred gains included in other comprehensive income.
     Additionally, the Company enters into commitments to fund residential mortgage loans with the intention of selling them in the secondary markets. The Company also enters into forward sales agreements for certain funded loans and loan commitments to protect against changes in interest rates. The Company records unfunded commitments and forward sales agreements at fair value with changes in fair value as a component of mortgage banking income. At September 30, 2005 the Company had residential mortgage loan commitments with a fair value of $162,000 and forward sales agreements with a fair value of $96,000. At December 31, 2004 the Company had residential mortgage loan commitments with a fair value of $148,000 and forward sales agreements with a fair value of ($47,000). Changes in these fair values of ($14,760), and $164,000 for the quarters ending September 30, 2005, and September 30, 2004, respectively, are recorded as a component of mortgage banking income.
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
     The following table sets forth the estimated effects on the Company’s net interest income over a 12-month period following the indicated dates in the event of the indicated increases or decreases in market interest rates:
Table 8 — Interest Rate Sensitivity

	200 Basis	200 Basis
	Point	Point
	Rate	Rate
	Increase	Decrease
September 30, 2005	-1.23%	-1.14%
September 30, 2004	-2.69%	+0.70	%(1)

(1)	Due to the low interest rate environment prevailing in the third quarter of 2004 the Company assumed a 100 basis point decrease in rates.

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
     The most significant factors affecting market risk exposure of the Company’s net interest income during the first nine months of 2005 were (i) changes in the composition and prepayment speeds of mortgage assets and loans (ii) the shape of the U.S. Government securities and interest rate swap yield curve (iii) the level of changes in U.S. benchmark interest rates and (iv) the level of rates paid on deposit accounts.
     Liquidity Liquidity, as it pertains to the Company, is the ability to generate adequate amounts of cash in the most economical way for the institution to meet its ongoing obligations to pay deposit withdrawals and to fund loan commitments. The Company’s primary sources of funds are deposits, borrowings, and the amortization, prepayment and maturities of loans and securities.
     The Bank utilizes its extensive branch network to access retail customers who provide a stable base of in-market core deposits. These funds are principally comprised of demand deposits, interest checking accounts, savings accounts, money market accounts and certificates of deposit. Deposit levels are greatly influenced by interest rates, economic conditions, and competitive factors. For an alternative source of funding to borrowings the Bank will occasionally purchase brokered certificates of deposits. At September 30, 2005, the Bank had no brokered certificates of deposits outstanding. The Bank has also established repurchase agreement lines, with major brokerage firms as potential sources of liquidity. At September 30, 2005 the Company had $25.0 million outstanding under these lines. In addition to agreements with brokers, the Bank also had customer repurchase agreements outstanding amounting to $65.3 million at September 30, 2005. As a member of the Federal Home Loan Bank, the Bank has access to approximately $797.2 million of borrowing capacity. On September 30, 2005 the Bank had $423.5 million outstanding in FHLB borrowings.
     The Company, as a separately incorporated bank holding company, has no significant operations other than serving as the sole stockholder of the Bank. It’s commitments and debt service requirement, at September 30, 2005 consist of junior subordinated debentures, including accrued interest, issued to two unconsolidated subsidiaries, $25.8 million to Independent Capital Trust III and $25.8 million to Independent Capital Trust IV, in connection with the issuance of 8.625% Capital Securities due in 2031 and 8.375% Capital Securities due in 2032, respectively. The Parent only obligations relate to its reporting obligations under the Securities and Exchange Act of 1934, as amended and related expenses as a publicly traded company. The Company is directly reimbursed by the Bank for virtually all such expenses.
     The Company actively manages its liquidity position under the direction of the ALCO. Periodic review under prescribed policies and procedures is intended to ensure that the Company will maintain adequate levels of available funds. At September 30, 2005, the

Company’s liquidity position was within policy guidelines. Management believes that the Bank has adequate liquidity available to respond to current and anticipated liquidity demands.
     Capital Resources and Dividends The Federal Reserve Board, the Federal Deposit Insurance Corporation, and other regulatory agencies have established capital guidelines for banks and bank holding companies. Risk-based capital guidelines issued by the federal regulatory agencies require banks to meet a minimum Tier 1 risk-based capital ratio of 4.0% and a total risk-based capital ratio of 8.0%. At September 30, 2005 the Company had a Tier 1 risk-based capital ratio of 10.57% and total risk-based capital ratio 11.82%. The Bank had a Tier 1 risk-based capital ratio of 10.18% and a total risk-based capital ratio of 11.43% as of the same date.
     A minimum requirement of 4.0% Tier 1 leverage capital is also mandated. On September 30, 2005, the Company and the Bank had Tier 1 leverage capital ratios of 7.59% and 7.31%, respectively.
     In September, the Company’s Board of Directors declared a cash dividend of $0.15 per share, a 7.1% increase from September 30, 2004, to stockholders of record as of the close of business on September 26, 2005. This dividend was paid on October 7, 2005. On an annualized basis, the dividend payout ratio amounted to 27.31% of the trailing four quarters’ earnings.

     Contractual Obligations, Commitments, Contingencies, and Off-Balance Sheet Financial Instruments The Company has entered into contractual obligations and commitments and off-balance sheet financial instruments. The following tables summarize the Company’s contractual cash obligation and other commitment and off-balance sheet financial instruments at September 30, 2005:
Table 9 — Contractual Obligations, Commitments and Off-Balance Sheet Financial Instruments by Maturity
(Unaudited — Dollars in Thousands)

	Payments Due — By Period
		Less than	One to	Three to	After
Contractual Obligations	Total	One Year	Three Years	Five Years	Five Years
FHLB advances (2)	$423,505	$216,000	$35,374	$—	$172,131
Junior subordinated debentures	51,546	—	—	—	51,546
Lease obligations	13,381	2,524	3,612	2,653	4,592
Data processing and Core systems	18,899	5,711	9,264	3,924	—
Other vendor contracts	2,400	1,377	1,023	—	—
Retirement benefit obligations (1)	27,513	786	1,597	642	24,488
Other
Treasury tax & loan notes	1,443	1,443	—	—	—
Securities sold under repurchase agreements	25,000	—	—	25,000	—
Customer repurchase agreements	65,349	65,349	—	—	—

Total Contractual Cash Obligations	$629,036	$293,190	$50,870	$32,219	$252,757

(1)	Retirement benefit obligations include expected contributions to the Company’s pension plan, post retirement benefit plan, and supplemental executive retirement plans. Expected contributions for the pension plan have been included only through plan year July 1, 2005 - June 30, 2006. Contributions beyond this plan year can not be quantified as they will be determined based upon the return on the investments in the plan. Expected contributions for the post retirement plan and supplemental executive plans include obligations that are payable over the life of the participants.

	Amount of Commitment Expiring — By Period
Off-Balance Sheet		Less than	One to	Three to	After
Financial Instruments	Total	One Year	Three Years	Five Years	Five Years
Lines of credit	$272,015	$32,630	$—	$—	$239,385
Standby letters of credit	8,922	8,922	—	—	—
Other loan commitments	254,170	224,718	21,899	6,478	1,075
Forward commitments to sell loans	26,467	26,467	—	—	—
Interest rate swaps — notional value (2) (3)	110,000	—	75,000	35,000	—
Interest rate caps — notional value	100,000	—	100,000	—	—

Total Commitments	$771,574	$292,737	$196,899	$41,478	$240,460

(2)	The Company has hedged short term borrowings.

(3)	Interest rate swaps on borrowings (Rockland Trust Company pays variable, receives fixed).
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
     Changes in Internal Controls over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the third quarter that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.
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
Item 4. Submission of Matters to a Vote of Security Holders — None
Item 5. Other Information — None
Item 6. Exhibits

Exhibits
No.	Exhibit

3.(i)	Restated Articles of Organization, as amended as of February 10, 2005, incorporated by reference to the Company’s Form 8-K filed on May 18, 2005.

3.(ii)	Amended and Restated Bylaws of the Company, as amended as of February 10, 2005, incorporated by reference to the Company’s Form 8-K filed on May 18, 2005.

4.1	Specimen Common Stock Certificate, incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 1992.

4.2	Specimen preferred Stock Purchase Rights Certificate, incorporated by reference to the Company’s Form 8-A Registration Statement filed by the Company on November 5, 2001.

4.3	Indenture of Registrant relating to the 8.625% Junior Subordinated Debentures issued Independent Capital Trust III, incorporated by reference to the Form 8-K filed by the Company on April 18, 2002.

4.4	Form of Certificate of 8.625% Junior Subordinated Debenture (included as Exhibit A to Exhibit 4.3).

4.5	Amended and Restated Declaration of Trust for Independent Capital Trust III, incorporated by reference to the Form 8-K filed b the Company on April 18, 2002.

4.6	Form of Preferred Security Certificate for Independent Capital Trust III (included as Exhibit D to exhibit 4.5).

4.7	Preferred Securities Guarantee Agreement of Independent Capital Trust III, incorporated by reference to the Form 8-K filed by the Company on April 18, 2002.

4.8	Indenture of Registrant relating to the 8.375% Junior Subordinated Debentures issued to Independent Capital Trust IV, incorporated by reference to the Form 8-K filed by the Company on April 18, 2002.

4.9	Form of Certificate of 8.375% Junior Subordinated Debenture (included as Exhibit A to Exhibit 4.8).

4.10	Amended and Restated Declaration of Trust for Independent Capital Trust IV,

Exhibits
No.	Exhibit

incorporated by reference to the Form 8-K filed by the Company on April 18, 2002.

4.11	Form of Preferred Security Certificate for Independent Capital Trust IV (included as Exhibit D to Exhibit 4.10).

4.12	Preferred Securities Guarantee Agreement of Independent Capital Trust IV, incorporated by reference to the Form 8-K filed by the Company on April 18, 2002.

10.1	Amended and Restated Independent Bank Corp. 1987 Incentive Stock Option Plan (“Stock Option Plan”) (Management contract under Item 601 (10)(iii)(A)). Incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 1994.

10.2	Independent Bank Corp. 1996 Non-Employee Directors’ Stock Option Plan (Management contract under Item 601 (10)(iii)(A)). Incorporated by reference to the Company’s Definitive Proxy Statement for the 1996 Annual Meeting of Stockholders filed with the Commission on March 19, 1996.

10.3	Independent Bank Corp. 1997 Employee Stock Option Plan (Management contract under Item 601 (10)(iii)(A)). Incorporated by reference to the Company’s Definitive Proxy Statement for the 1997 Annual Meeting of Stockholders filed with the Commission on March 20, 1997.

10.4	Independent Bank Corp. 2005 Employee Stock Plan incorporated by reference to Form S-8 filed by the Company on July 28, 2005.

10.5	Renewal Rights Agreement noted as of September 14, 2000 by and between the Company and Rockland, as Rights Agent (Exhibit to Form 8-K filed on October 23, 2000).

10.6	Independent Bank Corp. Deferred Compensation Program for Directors (restated as amended as of December 1, 2000). Incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2000.

10.7	Master Securities Repurchase Agreement, incorporated by reference to Form S-1 Registration Statement filed by the Company on September 18, 1992.

10.8	First Amended and Restated Employment Agreement between Christopher Oddleifson and the Company and Rockland Trust dated April 14, 2005 is filed as an exhibit under the Form 8-K filed on April 14, 2005.

10.9	Revised employment agreement between Raymond Fuerschbach, Edward F. Jankowski, Ferdinand T. Kelley, Jane Lundquist, Edward Seksay and Denis Sheahan and the Company and Rockland Trust (Management Contracts under Item 601 (10)(iii)(A)) dated December 6, 2004 are filed as an exhibit under the Form 8-K filed on December 9, 2004.

10.10	Revised Change of Control Agreements between Amy A. Geogan and Anthony A. Paciulli and the Company and Rockland dated December 6, 2004 are filed as an exhibit under the Form 8-K filed on December 9, 2004.

10.11	Options to acquire shares of the Company’s Common Stock pursuant to the Independent Bank Corp. 1997 Employee Stock Option Plan were awarded to Christopher Oddleifson, Raymond G. Fuerschbach, Amy A. Geogan, Edward

Exhibits
No.	Exhibit

F. Jankowski, Ferdinand T. Kelley, Jane L. Lundquist, Anthony A. Paculli, Edward H. Seksay and Denis K. Sheahan pursuant to option agreements dated December 9, 2004. The form of these option agreements was filed as an exhibit under the Form 8-K filed on December 15, 2004.

10.12	On-Site Outsourcing Agreement by and between Fidelity Information Services, Inc. and Independent Bank Corp., effective as of November 1, 2004. Incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2004 filed on March 4, 2005. (PLEASE NOTE: Portions of this contract, and its exhibits and attachments, have been omitted pursuant to a request for confidential treatment sent on March 4, 2005 to the Securities and Exchange Commission. The locations where material has been omitted are indicated by the following notation: “{****}”. The entire contract, in unredacted form, has been filed separately with the Commission with the request for confidential treatment.)

10.13	Independent Bank Corp and Rockland Trust Company Executive Officer Performance Incentive Plan (Management contract under Item 601 (10)(iii)(A)). Incorporated by reference to the Company’s Form 10-Q for the quarter ended March 31, 2005, filed on May 3, 2005. (PLEASE NOTE: Portions of this Plan, and its schedules, have been omitted pursuant to a request for confidential treatment sent on May 3, 2005 to the Securities and Exchange Commission. The locations where material has been omitted are indicated by the following notation: “{****}”. The entire Plan, in unredacted form, has been filed separately with the Commission with the request for confidential treatment.)

10.14	New Markets Tax Credit program Allocation Agreement between the Community Development Financial Institutions Fund of the United States Department of the Treasury and Rockland Community Development with an Allocation Effective Date of September 22, 2004 is filed as an exhibit under the Form 8-K filed on October 14, 2004.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.*

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.*

32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.+

32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.+

*Filed herewith
+Furnished herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
INDEPENDENT BANK CORP.
(registrant)

Date: October 26, 2005	/s/ Christopher Oddleifson

Christopher Oddleifson
President and
Chief Executive Officer

Date: October 26, 2005	/s/ Denis K. Sheahan

Denis K. Sheahan
Chief Financial Officer
and Treasurer
(Principal Financial and
Principal Accounting Officer)
INDEPENDENT BANK CORP.
(registrant)