Form 10-K
period 2005-12-31
INDEPENDENT BANK CORP
filed 2006-03-03
CIK 776901

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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

Common Stock, $.0l par value per share
(Title of Class)

Preferred Stock Purchase Rights
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):
Large Accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock on June 30, 2005, was approximately $412,672,609.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. January 31, 2006: 15,395,347

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

(1)	Portions of the Registrant’s Annual Report to Stockholders for the fiscal year ended December 31, 2005 are incorporated into Part II, Items 5-8 of this Form 10-K.

(2)	Portions of the Registrant’s definitive proxy statement for its 2006 Annual Meeting of Stockholders are incorporated into Part III, Items 10-13 of this Form 10-K.

INDEPENDENT BANK CORP.

2005 ANNUAL REPORT ON FORM 10-K

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

A number of the presentations and disclosures in this Form 10-K, including, without limitation, statements regarding the level of allowance for loan losses, the rate of delinquencies and amounts of charge-offs, and the rates of loan growth, and any statements preceded by, followed by, or which include the words “may,” “could,” “should,” “will,” “would,” “hope,” “might,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “assume” or similar expressions constitute forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

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

Although the Company believes that the expectations reflected in the Company’s forward-looking statements are reasonable, these statements involve risks and uncertainties that are subject to change based on various important factors (some of which are beyond the Company’s control). The following factors, among others, could cause the Company’s financial performance to differ materially from the Company’s goals, plans, objectives, intentions, expectations and other forward-looking statements:

•	A weakening in the strength of the United States economy in general and the strength of the regional and local economies within the New England region and Massachusetts which could result in a deterioration on credit quality, a change in the allowance for loan losses or a reduced demand for the Company’s credit or fee-based products and services;

•	adverse changes in the local real estate market, as most of the Company’s loans are concentrated in southeastern Massachusetts and Cape Cod and a substantial portion of these loans have real estate as collateral, could result in a deterioration of credit quality and an increase in the allowance for loan loss;

•	the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System could affect the Company’s business environment or affect the Company’s operations;

•	the effects of, any changes in, and any failure by the Company to comply with tax laws generally and requirements of the federal New Markets Tax Credit program in particular could adversely affect the Company’s tax provision and its financial results;

•	inflation, interest rate, market and monetary fluctuations could reduce net interest income and could increase credit losses;

•	adverse changes in asset quality could result in increasing credit risk-related losses and expenses;

•	competitive pressures could intensify and affect the Company’s profitability, including as a result of continued industry consolidation, the increased financial services provided by non-banks and banking reform;

•	a deterioration in the conditions of the securities markets could adversely affect the value or credit quality of the Company’s assets, the availability and terms of funding necessary to meet the Company’s liquidity needs and the Company’s ability to originate loans;

•	the potential to adapt to changes in information technology could adversely impact the Company’s operations and require increased capital spending;

•	changes in consumer spending and savings habits could negatively impact the Company’s financial results; and

•	future acquisitions may not produce results at levels or within time frames originally anticipated and may result in unforeseen integration issues.

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

General

Independent Bank Corp. (the “Company”) is a state chartered, federally registered bank holding company headquartered in Rockland, Massachusetts that was incorporated under Massachusetts law in 1986. The Company is the sole stockholder of Rockland Trust Company (“Rockland” or the “Bank”), a Massachusetts trust company chartered in 1907. The Company is a community-oriented commercial bank. The community banking business, the Company’s only reportable operating segment, consists of commercial banking, retail banking, investment management services, retail investments and insurance sales and is managed as a single strategic unit. The community banking business derives its revenues from a wide range of banking services, including lending activities, acceptance of demand, savings, and time deposits, trust investment management services, retail investments and insurance services, and mortgage banking income. Rockland offers a full range of community banking services through its network of 52 banking offices (including 50 full-service branches), nine commercial banking centers, three investment management group offices, and four residential lending centers, which are located in the Plymouth, Norfolk, Barnstable and Bristol counties of southeastern Massachusetts and Cape Cod. At December 31, 2005, the Company had total assets of $3.0 billion, total deposits of $2.2 billion, stockholders’ equity of $228.2 million, and 722 full-time equivalent employees.

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

In attracting deposits, the Bank’s primary competitors are savings banks, commercial and co-operative banks, credit unions, as well as other non-bank institutions that offer financial alternatives such as brokerage firms and insurance companies. Competitive factors considered in attracting and retaining deposits include deposit and investment products and their respective rates of return, liquidity, and risk among other factors, such as, convenient branch locations and hours of operation, personalized customer service, online access to accounts, and automated teller machines.

The Bank’s market area is attractive and entry into the market by financial institutions previously not competing in the market area may continue to occur. The entry into the market area by these institutions, and other non-bank institutions that offer financial alternatives could impact the Bank’s growth or profitability.

Lending Activities

The Bank’s gross loan portfolio (loans before allowance for loan losses) amounted to $2.0 billion on December 31, 2005 or 67.1% of total assets on that date. The Bank classifies loans as commercial, business banking, real estate, or consumer. Commercial loans consist primarily of loans to businesses with credit needs in excess of $250,000 and revenue in excess of $2.5 million for working capital and other business-related purposes and floor plan financing. Business banking loans consist primarily of loans to businesses with commercial credit needs of less than $250,000 and revenues of less than $2.5 million. Real estate loans are comprised of commercial mortgages that are secured by non-residential properties, residential mortgages that are secured primarily by owner-occupied residences and mortgages for the construction of commercial and residential properties. Consumer loans consist primarily of automobile loans and home equity loans.

The Bank’s borrowers consist of small-to-medium sized businesses and retail customers. The Bank’s market area is generally comprised of the Plymouth, Norfolk, Barnstable and Bristol Counties located in southeastern Massachusetts and Cape Cod. Substantially all of the Bank’s commercial, business banking and consumer loan portfolios consist of loans made to residents of and businesses located in southeastern Massachusetts and Cape Cod with the primary exception being the origination of certain indirect auto loans in Rhode Island. The majority of the real estate loans in the Bank’s loan portfolio are secured by properties located within this market area.

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

The Bank’s Controlled Asset Department is responsible for the management and resolution of nonperforming assets. In the course of resolving nonperforming loans, the Bank may choose to restructure certain contractual provisions. Nonperforming assets are comprised of nonperforming loans, nonperforming securities and Other Real Estate Owned (“OREO”). Nonperforming loans consist of loans that are more than 90 days past due but still accruing interest and nonaccrual loans. OREO includes properties held by the Bank as a result of foreclosure or by acceptance of a deed in lieu of foreclosure. In order to facilitate the disposition of OREO, the Bank may finance the purchase of such properties at market rates, if the borrower qualifies under the Bank’s standard underwriting guidelines. The Bank had one property held as OREO for the period ending December 31, 2005 and did not hold any OREO for the period ending December 31, 2004.

Origination of Loans  Commercial and industrial loan applications are obtained through existing customers, solicitation by Bank personnel, referrals from current or past customers, or walk-in customers. Commercial real estate loan applications are obtained primarily from previous borrowers, direct contact with the Bank, or referrals. Business banking loan applications are typically originated by the Bank’s retail staff, through a dedicated team of business banking officers, by referrals from other areas of the Bank, referrals from current or past customers or through walk-in customers. Applications for residential real estate loans and all types of consumer loans are taken at all of the Bank’s full-service branch offices. Beginning in November 2005, customers can now obtain residential applications and pre-approvals through Federal National Mortgage Association (“F.N.M.A.”) via a link from the Bank’s website. Residential real estate loan applications primarily result from referrals by real estate brokers, homebuilders, and existing or walk-in customers. The Bank also maintains a staff of field originators who solicit and refer residential real estate loan applications to the Bank. These employees are compensated on a commission basis and provide convenient origination services during banking and non-banking hours. The Company uses a select group of third party originators to generate additional real estate loan volume. The loans are underwritten and closed in the name of the Bank. Volume generated by these third party originators was less than 6% of total origination in 2005. Consumer loan applications are directly obtained through existing or walk-in customers who have been made aware of the Bank’s consumer loan services through advertising and other media, as well as indirectly through a network of automobile, recreational vehicle, and boat dealers.

Commercial and industrial loans, commercial real estate loans, and construction loans may be approved by commercial loan officers up to their individually assigned lending limits, which are established and modified periodically by management, with ratification by the Board of Directors, to reflect the officer’s expertise and experience. Any of those types of loans which are in excess of a commercial loan officer’s assigned lending authority must be approved by various levels of authority within the Commercial Lending Division, depending on the loan amount, up to and including the Senior Loan Committee and, ultimately, the Executive Committee of the Board of Directors.

Business banking loans may be approved by business banking officers up to their individually assigned lending limits which are established and modified periodically by the Director of Consumer and Business Banking to reflect the officer’s expertise and experience. The Director of Consumer and Business Banking’s lending limit is recommended by the Chief Financial Officer (“CFO”) and ratified by the Board of Directors. Any loan which is in excess of the business banking officer’s assigned lending authority must be approved by the Director of Consumer and Business Banking.

Residential real estate and construction loans may be approved by residential underwriters and residential loan analysts up to their individually assigned lending limits, which are established and modified periodically by management, with ratification by the Board of Directors, to reflect the underwriter’s and analyst’s expertise and experience. Any loan which is in excess of the residential underwriter’s and residential analyst’s assigned residential lending authority must be approved by various levels of authority within the Residential Lending Division, depending on the loan amount, up to and including the Senior Loan Committee and, ultimately, the Executive Committee of the Board of Directors.

Consumer loans may be approved by consumer lenders up to their individually assigned lending limits which are established and modified periodically by the Consumer Loan Administrator and the Director of Consumer and Business Banking to reflect the officer’s expertise and experience. The Director of Consumer and Business Banking’s lending limit is recommended by the CFO and ratified by the Board of Directors. Any loan which is in excess of the consumer lender’s assigned lending authority must be approved by the Consumer Loan Administrator or the Director of Consumer and Business Banking.

In accordance with governing banking statutes, Rockland is permitted, with certain exceptions, to make loans and commitments to any one borrower, including related entities, in the aggregate amount of not more than 20% of the Bank’s stockholders’ equity, or $52.7 million at December 31, 2005. Notwithstanding the foregoing, the Bank has established a more restrictive limit of not more than 75% of the Bank’s legal lending limit, or $39.5 million at December 31, 2005, which may only be exceeded with the approval of the Board of Directors. There were no borrowers whose total indebtedness in aggregate exceeded $39.5 million as of December 31, 2005.

Sale of Loans  The Bank’s residential real estate loans are generally originated in compliance with terms, conditions and documentation which permit the sale of such loans to the Federal Home Loan Mortgage Corporation (“FHLMC”), the Federal National Mortgage Association (“FNMA”), the Government National Mortgage Association (“GNMA”), and other investors in the secondary market. Loan sales in the secondary market provide funds for additional lending and other banking activities. The Bank may retain the servicing on the loans sold. As part of its asset/liability management strategy, the Bank may retain a portion of the adjustable and fixed rate residential real estate loan originations for its portfolio. During 2005, the Bank originated $287.8 million in residential real estate loans of which $101.9 million was retained in its portfolio, comprised primarily of adjustable rate loans.

Commercial and Industrial Loans  The Bank offers secured and unsecured commercial loans for business purposes, including issuing letters of credit. At December 31, 2005, $155.1 million, or 7.6% of the Bank’s gross loan portfolio consisted of commercial and industrial loans. Commercial and industrial loans generated 7.2%, 6.9%, and 7.2% of total interest income for the fiscal years ending 2005, 2004 and 2003, respectively.

Commercial loans may be structured as term loans or as revolving lines of credit. Commercial term loans generally have a repayment schedule of five years or less and, although the Bank occasionally originates some commercial term loans with interest rates which float in accordance with a designated index rate, the majority of commercial term loans have fixed rates of interest. The majority of commercial term loans are collateralized by equipment, machinery or other corporate assets. In addition, the Bank generally obtains personal guarantees from the principals of the borrower for virtually all of its commercial loans. At December 31, 2005, there were $56.0 million of term loans in the commercial loan portfolio.

Collateral for commercial revolving lines of credit may consist of accounts receivable, inventory or both, as well as other business assets. Commercial revolving lines of credit generally are reviewed on an annual basis and usually require substantial repayment of principal during the course of a year. The vast majority of these revolving lines of credit have variable rates of interest. At December 31, 2005, there were $97.0 million of revolving lines of credit in the commercial loan portfolio.

The Bank’s standby letters of credit generally are secured, have terms of not more than one year, and are reviewed for renewal. At December 31, 2005, the Bank had $8.9 million of standby letters of credit.

The Bank also provides automobile and, to a lesser extent, boat and other vehicle floor plan financing. Floor plan loans are secured by the automobiles, boats, or other vehicles, which constitute the dealer’s inventory. Upon the sale of a floor plan unit, the proceeds of the sale are applied to reduce the loan balance. In the event a unit financed under a floor plan line of credit remains in the dealer’s inventory for an extended period, the Bank requires the dealer to pay-down the outstanding balance associated with such unit. Bank personnel make unannounced periodic inspections of each dealer to review the value and condition of the underlying collateral. At December 31, 2005, there were $14.2 million floor plan loans, all of which have variable rates of interest.

Business Banking Loans  During the first quarter of 2005, the Company reclassified certain commercial and consumer loans to a new business banking loan category associated with the Company’s business banking initiative. The business banking initiative was announced in 2004 and caters to all of the banking needs of businesses with commercial credit requirements and revenues typically less then $250,000 and $2.5 million respectively, with automated loan underwriting capabilities and new loan and deposit products. Business banking loans totaled $51.4 million, representing growth of 17.6% during the year ended December 31, 2005, compared to the same period last year. Business banking loans represented 2.5% of the Bank’s gross loan portfolio. Business banking loans generated 2.4%, 1.3%, and 1.2% of total interest income for the fiscal years ending 2005, 2004 and 2003, respectively.

Business banking loans may be structured as term loans, lines of credit including overdraft protection, owner occupied commercial mortgages and standby letters of credit. Business banking generally obtains personal guarantees from the principals of the borrower for virtually all of its loan products. Business banking term loans generally have an amortization schedule of five years or less and, although business banking occasionally originates some term loans with interest rates that float in accordance with the prime rate, the majority of business banking term loans have fixed rates of interest. The majority of business banking term loans are collateralized by machinery, equipment and other corporate assets. At December 31, 2005, there were $16.0 million of term loans in the business banking loan portfolio.

Business banking lines of credit and overdraft protection may be offered on an unsecured basis to qualified applicants. Collateral for secured lines of credit and overdraft protection typically consists of accounts receivable and inventory as well as other business assets. Business banking lines of credit and overdraft protection are reviewed on a periodic basis based upon the total amount of exposure to the customer and are typically written on a demand basis. The vast majority of these lines of credit and overdraft protection have variable rates of interest. At December 31, 2005, there were $31.5 million of lines of credit and overdraft protection in the business banking loan portfolio.

Business banking owner occupied commercial mortgages typically have an amortization schedule of twenty years or less but are written with a five year maturity. The majority of business banking owner occupied commercial mortgages have fixed rates of interest that are adjusted typically every three to five years. The majority of business banking owner occupied commercial mortgages are collateralized by first or second mortgages on owner occupied commercial real estate. At December 31, 2005, there were $2.8 million of owner occupied commercial mortgages in the business banking loan portfolio.

Business banking’s standby letters of credit generally are secured, have expirations of not more than one year, and are reviewed periodically for renewal. The business banking team makes use of the Bank’s authority as a preferred lender with the U.S. Small Business Administration. At December 31, 2005, there were $992,000 of U.S. Small Business Administration loans in the business banking loan portfolio.

Real Estate Loans  The Bank’s real estate loans consist of loans secured by commercial properties, loans secured by one-to-four family residential properties, and construction loans. As of December 31, 2005, the Bank’s loan portfolio included $683.2 million in commercial real estate loans, $433.4 million in residential real estate loans, $140.6 million in commercial construction loans and $8.3 million in residential construction loans, altogether totaling 62.0% of the Bank’s gross loan portfolio. Real estate loans generated an aggregate of 47.5%, 46.2%, and 45.6% of total interest income for the fiscal years ending December 31, 2005, 2004 and 2003, respectively.

A significant portion of the Bank’s commercial real estate portfolio consists of loans secured by owner occupied commercial and industrial buildings and warehouses while a number of loans are secured by residential development tracts. Commercial real estate loans also include multi-family residential loans that are primarily secured by apartment buildings and, to a lesser extent, condominiums. The Bank has a modest portfolio of loans secured by special purpose properties, such as hotels, motels, restaurants, and golf courses.

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

Consumer Loans  The Bank makes loans for a wide variety of personal and consumer needs. Consumer loans primarily consist of installment loans, home equity loans, overdraft protection, and personal lines of credit. As of December 31, 2005, $568.8 million, or 27.9%, of the Bank’s gross loan portfolio consisted of consumer loans. Consumer loans generated 20.8%, 20.1% and 20.6% of total interest income for the fiscal years ending December 31, 2005, 2004, and 2003, respectively.

The Bank’s installment loans consist primarily of automobile loans, which totaled $263.2 million, at December 31, 2005, or 12.9% of loans, a decrease from 14.8% of loans at year-end 2004. A substantial portion of the Bank’s automobile loans are originated indirectly by a network of approximately 230 new and used automobile dealers located within the Bank’s market area. Although employees of the dealer take applications for such loans, the loans are made pursuant to Rockland’s underwriting standards using Rockland’s documentation, and a Rockland loan officer must approve all indirect loans. In addition to indirect automobile lending, the Bank also originates automobile loans directly.

The maximum term for the Bank’s automobile loans is 84 months for a new car loan and 72 months with respect to a used car loan. Loans on new and used automobiles are generally made without recourse to the dealer. The Bank requires all borrowers to maintain automobile insurance, including full collision, fire and theft, with a maximum allowable deductible and with the Bank listed as loss payee. Some purchases from used car dealers are under a repurchase agreement. The dealer is required to pay off the loan (in return for the vehicle) as long as the Bank obtains the vehicle and returns it to the dealer within 180 days of the most recent delinquency payment. In addition, in order to mitigate the adverse effect on interest income caused by prepayments, all dealers are required to maintain a reserve, of up to 3% of the outstanding balance of the indirect loans originated by them under Reserve option “A”. Reserve option “A” allows the Bank to be rebated on a pro-rata basis in the event of prepayment prior to maturity. Reserve option “B” allows the dealer to share the reserve with the Bank, split 75/25, however for the Bank’s receipt of 25%, no rebates are applied to the account after 90 days from date of first payment.

The Bank’s consumer loans also include home equity, unsecured loans and loans secured by deposit accounts, loans to purchase motorcycles, recreational vehicles, motor homes, boats, or mobile homes. The Bank generally will lend up to 100% of the purchase price of vehicles other than automobiles with terms of up to three years for motorcycles and up to fifteen years for recreational vehicles.

Home equity loans may be made as a fixed rate term loan or under a variable rate revolving line of credit secured by a first or second mortgage on the borrower’s residence or second home. At December 31, 2005, $41.4 million, or 16.4%, of the home equity portfolio were term loans and $210.5 million, or 83.6%, of the home equity portfolio were revolving lines of credit. The Bank will originate home equity loans in an amount up to 89.99% of the appraised value or on-line valuation, reduced for any loans outstanding secured by such collateral. Home equity loans are underwritten in accordance with the Bank’s loan policy which includes a combination of credit score, loan to value ratio1, employment history and debt to income ratio. Home equity lines of credit at December 31, 2005, had a weighted average FICO2 score of 746 and a weighted average loan to value ratio of 59.0%. Home equity loans at December 31, 2005, had a weighted average FICO score of 730 and a weighted average loan to value ratio of 51.0%.

Cash reserve loans are made pursuant to previously approved unsecured cash reserve lines of credit. The rate on these loans is tied to the prime rate.

Investment Activities

The Bank’s securities portfolio consists of U.S. Treasury and U.S. Government agency obligations, state, county and municipal securities, mortgage-backed securities, collateralized mortgage obligations, Federal Home Loan Bank (“FHLB”) stock, corporate debt securities and equity securities held for the purpose of funding supplemental executive retirement plan obligations through a Rabbi Trust. Most of these securities are investment grade debt obligations with average lives of five years or less. U.S. Treasury and U.S. Government agency securities entail a lesser degree of risk than loans made by the Bank by virtue of the guarantees that back them, require less capital under risk-based capital rules than non-insured or non-guaranteed mortgage loans, are more liquid than individual mortgage loans, and may be used to collateralize borrowings or other obligations of the Bank. The Bank views its securities portfolio as a source of income and liquidity. Interest and principal payments generated from securities provide a source of liquidity to fund loans and meet short-term cash needs. The Bank’s securities portfolio is managed in accordance with the Rockland Trust Company Investment Policy adopted by the Board of Directors.

1 Loan to Value — is the ratio of the total potential exposure on a loan to the fair market value of the collateral. The higher the Loan to Value, the higher the loss risk in the event of default.
2 FICO — represents a credit score determined by the Fair Isaac Corporation, with data provided by the three major credit repositories (Trans Union, Experian, and Equifax). This score predicts the likelihood of loan default. The lower the score, the more likely an individual is to default. The relevant range of the score is 450 to 800.

The Chief Executive Officer or the Chief Financial Officer may make investments with the approval of one additional member of the Asset/Liability Management Committee, subject to limits on the type, size and quality of all investments, which are specified in the Investment Policy. The Bank’s Asset/Liability Management Committee, or its appointee, is required to evaluate any proposed purchase from the standpoint of overall diversification of the portfolio. At December 31, 2005, securities totaled $716.6 million. Total securities generated interest and dividends on securities of 21.8%, 25.5%, and 25.4% of total interest income for the fiscal years ended 2005, 2004 and 2003, respectively.

Sources of Funds

Deposits  Deposits obtained through Rockland’s branch banking network have traditionally been the principal source of the Bank’s funds for use in lending and for other general business purposes. The Bank has built a stable base of in-market core deposits from consumers, businesses, and municipalities located in southeastern Massachusetts and Cape Cod. Rockland offers a range of demand deposits, interest checking, money market accounts, savings accounts, and time certificates of deposit. Interest rates on deposits are based on factors that include loan demand, deposit maturities, alternative costs of funds, and interest rates offered by competing financial institutions in the Bank’s market area. The Bank believes it has been able to attract and maintain satisfactory levels of deposits based on the level of service it provides to its customers, the convenience of its banking locations, and its interest rates that are generally competitive with those of competing financial institutions. Rockland has a municipal department that focuses on providing service to local municipalities. At December 31, 2005, there were municipal deposits from customers of $147.4 million which are included in total deposits. As of December 31, 2005, total deposits were $2.2 billion.

Rockland’s branch locations are supplemented by the Bank’s internet banking services as well as automated teller machine (“ATM”) cards and debit cards, which may be used to conduct various banking transactions at ATMs maintained at each of the Bank’s full-service offices and three additional remote ATM locations. The ATM cards and debit cards also allow customers access to the “NYCE” regional ATM network, as well as the “Cirrus” nationwide ATM network. In addition, Rockland is a member of the “SUM” network, which allows access to 2,708 participating ATM machines free of surcharge. In Massachusetts there are 322 participating institutions and more than 1,770 ATMs. These networks provide the Bank’s customers access to their accounts through ATMs located throughout Massachusetts, the United States, and the world. The debit card also can be used at any place that accepts MasterCard worldwide.

Borrowings  Borrowings consist of short-term and intermediate-term obligations. Short-term borrowings can consist of FHLB advances, federal funds purchased, treasury tax and loan notes and assets sold under repurchase agreements. In a repurchase agreement transaction, the Bank will generally sell a security agreeing to repurchase either the same or a substantially identical security on a specified later date at a price slightly greater than the original sales price. The difference in the sale price and purchase price is the cost of the proceeds recorded as interest expense. The securities underlying the agreements are delivered to the dealer who arranges the transactions as security for the repurchase obligation. Payments on such borrowings are interest only until the scheduled repurchase date, which generally occurs within a period of 30 days or less. Repurchase agreements represent a non-deposit funding source for the Bank and the Bank is subject to the risk that the lender may default at maturity and not return the collateral. In order to minimize this potential risk, the Bank only deals with established investment brokerage firms when entering into these transactions. On December 31, 2005, the Bank had $25.0 million outstanding under these repurchase agreements with investment brokerage firms. In addition to agreements with brokers, the Bank has entered into similar agreements with its customers. At December 31, 2005, the Bank had $88.3 million of customer repurchase agreements outstanding.

In July 1994, Rockland became a member of the FHLB of Boston. Among the many advantages of this membership, this affiliation provides the Bank with access to short-to-medium term borrowing capacity. At December 31, 2005, the Bank had $417.5 million outstanding in FHLB borrowings with initial maturities ranging from 3 months to 20 years. In addition, the Bank has $325.6 million of borrowing capacity remaining with the FHLB.

Also included in borrowings are junior subordinated debentures payable to the Company’s unconsolidated special purpose entities (Independent Capital Trust III (“Trust III”) and Independent Capital Trust IV (“Trust IV”)) that issued trust preferred securities to the public. The Company pays interest of 8.625% and 8.375% on $25.8 million of junior subordinated debentures issued by each Trust III and Trust IV, respectively, on a quarterly basis in arrears. The debentures have a stated maturity date of December 31, 2031, and April 30, 2032, for amounts due to Trust III and Trust IV, respectively, and callable at the option of the Company on or after December 31, 2006 and April 30, 2007 for amounts due to Trust III and Trust IV, respectively.

Investment Management, Retail Investments and Insurance

Investment Management  The Rockland Trust Investment Management Group provides investment and trust services to individuals, small businesses, and charitable institutions throughout southeastern Massachusetts and Cape Cod. In addition, the Bank serves as executor or administrator of estates.

Accounts maintained by the Rockland Trust Investment Management Group consist of “managed” and “non-managed” accounts. “Managed” accounts are those for which the Bank is responsible for administration and investment management and/or investment advice. “Non-managed” accounts are those for which the Bank acts solely as a custodian or directed trustee. The Bank receives fees dependent upon the level and type of service(s) provided. For the year ended December 31, 2005, the Investment Management Group generated gross fee revenues of $4.9 million. Total assets under administration as of December 31, 2005, were $680.1 million, an increase of $116.1 million, or 20.6%, from December 31, 2004.

The administration of trust and fiduciary accounts is monitored by the Trust Committee of the Bank’s Board of Directors. The Trust Committee has delegated administrative responsibilities to three committees, one for investments, one for administration, and one for operations, all of which are comprised of Investment Management Group officers who meet not less than monthly.

Retail Investments and Insurance  In 1999, the Bank entered into an agreement with Independent Financial Marketing Group, Inc. (“IFMG”) and their insurance subsidiary IFS Agencies, Inc. (“IFS”) for the sale of mutual fund shares, unit investment trust shares, general securities, fixed and variable annuities and life insurance. IFMG has placed their registered representatives onsite to market these products to the Bank’s customer base. In 2005, the bank entered into an agreement with Savings Bank Life Insurance of Massachusetts (“SBLI”), to enable appropriately licensed Bank employees to offer SBLI’s fixed annuities and life insurance to the Bank’s customer base.

Regulation

The following discussion sets forth certain of the material elements of the regulatory framework applicable to bank holding companies and their subsidiaries and provides certain specific information relevant to the Company. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. A change in applicable statutes, regulations or regulatory policy, may have a material effect on our business. The laws and regulations governing the Company and Rockland generally have been promulgated to protect depositors and not for the purpose of protecting stockholders.

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

The Bank Holding Company Act (“BHCA”)  BHCA prohibits the Company from acquiring direct or indirect ownership or control of more than 5% of any class of voting shares of any bank, or increasing such ownership or control of any bank, without prior approval of the Federal Reserve. The BHCA also prohibits the Company from, with certain exceptions, acquiring more than 5% of any class of voting shares of any company that is not a bank and from engaging in any business other than banking or managing or controlling banks.

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

Pursuant to Massachusetts law, no approval to acquire a banking institution, acquire additional shares in a banking institution, acquire substantially all the assets of a banking institution, or merge or consolidate with another bank holding company, may be given if the bank being acquired has been in existence for a period less than three years or, as a result, the bank holding company would control, in excess of 30%, of the total deposits of all state and federally chartered banks in Massachusetts, unless waived by the Commissioner. With the prior written approval of the Commissioner, Massachusetts also permits the establishment of de novo branches in Massachusetts to the full extent permitted by the Interstate Banking Act, provided the laws of the home state of such out-of-state bank expressly authorize, under conditions no more restrictive than those of Massachusetts, Massachusetts banks to establish and operate de novo branches in such state.

Capital Requirements  The Federal Reserve has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the BHCA. The Federal Reserve’s capital adequacy guidelines which generally require bank holding companies to maintain total capital equal to 8% of total risk-adjusted assets, with at least one-half of that amount consisting of Tier 1, or core capital and up to one-half of that amount consisting of Tier 2, or supplementary capital. Tier 1 capital for bank holding companies generally consists of the sum of common stockholders’ equity and perpetual preferred stock (subject in the case of the latter to limitations on the kind and amount of such stocks which may be included as Tier 1 capital), less net unrealized gains on available for sale securities and on cash flow hedges, and goodwill and other intangible assets required to be deducted from capital. Tier 2 capital generally consists of perpetual preferred stock which is not eligible to be included as Tier 1 capital; hybrid capital instruments such as perpetual debt and mandatory convertible debt securities, and term subordinated debt and intermediate-term preferred stock; and, subject to limitations, the allowance for loan losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics, with the categories ranging from 0% (requiring no additional capital) for assets such as cash to 100% for the majority of assets which are typically held by a bank holding company, including commercial real estate loans, commercial loans and consumer loans. Single family residential first mortgage loans which are not 90 days or more past due or nonperforming and which have been made in accordance with prudent underwriting standards are assigned a 50% level in the risk-weighting system, as are certain privately-issued mortgage-backed securities representing indirect ownership of such loans and certain multi-family housing loans. Off-balance sheet items also are adjusted to take into account certain risk characteristics.

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

The Company currently is in compliance with the above-described regulatory capital requirements. At December 31, 2005, the Company had Tier 1 capital and total capital equal to 10.74% and 11.99% of total risk-adjusted assets, respectively, and Tier 1 leverage capital equal to 7.71% of total assets. As of such date, Rockland complied with the applicable federal regulatory capital requirements, with Tier 1 capital and total capital equal to 10.07% and 11.32% of total risk-adjusted assets, respectively, and Tier 1 leverage capital equal to 7.22% of total assets.

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

Each federal banking agency has broad powers to implement a system of prompt corrective action to resolve problems of institutions, which it regulates, which are not adequately capitalized. A bank shall be deemed to be (i) “well capitalized” if it has a total risk-based capital ratio of 10.0% or more, has a Tier 1 risk-based capital ratio of 6.0% or more, has a Tier 1 leverage capital ratio of 5.0% or more and is not subject to any written capital order or directive; (ii) “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more, a Tier 1 leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of “well capitalized”; (iii) “undercapitalized” if it has a total risk-based capital ratio that is less than 8.0%, or a Tier 1 risk-based capital ratio that is less than 4.0% or a Tier 1 leverage capital ratio of less than 4.0% (3.0% under certain circumstances); (iv) “significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6.0%, or a Tier 1 risk-based capital ratio that is less than 3.0%, or a Tier 1 leverage capital ratio that is less than 3.0%; and (v) “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. As of December 31, 2005, Rockland was deemed a “well-capitalized institution” for this purpose.

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

Community Reinvestment Act (“CRA”)  Pursuant to the Community Reinvestment Act (“CRA”) and similar provisions of Massachusetts law, regulatory authorities review the performance of the Company and Rockland in meeting the credit needs of the communities served by Rockland. The applicable regulatory authorities consider compliance with this law in connection with applications for, among other things, approval of new branches, branch relocations, engaging in certain new financial activities under the Gramm-Leach-Bliley Act of 1999, as discussed below, and acquisitions of banks and bank holding companies. The FDIC and the Massachusetts Division of Banks has assigned the Bank a CRA rating of outstanding as of the latest examinations.

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

In addition, the GLB also contains provisions that expressly preempt any state law restricting the establishment of financial affiliations, primarily related to insurance. The general effect of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers, by revising and expanding the Bank Holding Company Act framework to permit a holding company to engage in a full range of financial activities through a new entity known as a “financial holding company.” “Financial activities” is broadly defined to include not only banking, insurance and securities activities, but also merchant banking and additional activities that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

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

Sarbanes-Oxley Act of 2002  On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act (“SOA”) of 2002. The stated goals of the SOA are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.

The SOA includes very specific additional disclosure requirements and new corporate governance rules, requires the Securities and Exchange Commission (“SEC”) and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules, and mandates further studies of certain issues by the SEC and the Comptroller General.

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

The SEC has been delegated the task of enacting rules to implement various provisions with respect to, among other matters, disclosure in periodic filings pursuant to the Exchange Act. The Company has incurred additional expenses in complying with the provisions of the SOA and the resulting regulations. As the SEC provides any new requirements under the SOA, we will review those rules, comply as required and may incur more expenses. However, management does not expect that such compliance will have a material impact on our results of operation or financial condition.

Regulation W  Transactions between a bank and its “affiliates” are quantitatively and qualitatively restricted under the Federal Reserve Act. The Federal Deposit Insurance Act applies Sections 23A and 23B to insured nonmember banks in the same manner and to the same extent as if they were members of the Federal Reserve System. The Federal Reserve Board has also recently issued Regulation W, which codifies prior regulations under Sections 23A and 23B of the Federal Reserve Act and interpretative guidance with respect to affiliate transactions. Regulation W incorporates the exemption from the affiliate transaction rules, but expands the exemption to cover the purchase of any type of loan or extension of credit from an affiliate. Affiliates of a bank include, among other entities, the bank’s holding company and companies that are under common control with the bank. The Company is considered to be an affiliate of the Bank. In general, subject to certain specified exemptions, a bank or its subsidiaries are limited in their ability to engage in “covered transactions” with affiliates:

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

Employees  As of December 31, 2005, the Bank had 722 full time equivalent employees. None of the Company’s employees are represented by a labor union and management considers relations with its employees to be good.

Miscellaneous  Rockland is subject to certain restrictions on loans to the Company, on investments in the stock or securities thereof, on the taking of such stock or securities as collateral for loans to any borrower, and on the issuance of a guarantee or letter of credit on behalf of the Company. Rockland also is subject to certain restrictions on most types of transactions with the Company, requiring that the terms of such transactions be substantially equivalent to terms of similar transactions with non-affiliated firms. In addition, under state law, there are certain conditions for and restrictions on the distribution of dividends to the Company by Rockland.

The regulatory information referenced briefly summarizes certain material statutes and regulations affecting the Company and the Bank and is qualified in its entirety by reference to the particular statutory and regulatory provisions.

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

Securities and Exchange Commission Availability of Filings on Company Web Site

Under the Securities Exchange Act of 1934 Sections 13 and 15(d), periodic and current reports must be filed with the SEC. The public may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0030. The Company electronically files the following reports with the SEC: Form 10-K (Annual Report), Form 10-Q (Quarterly Report), Form 11-K (Annual Report for Employees’ Stock Purchase and Savings Plans), Form 8-K (Report of Unscheduled Material Events), Forms S-4, S-3 and 8-A (Registration Statements), and Form DEF 14A (Proxy Statement). The Company may file additional forms. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, at www.sec.gov, in which all forms filed electronically may be accessed. Additionally, our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K filed with the SEC and additional shareholder information are available free of charge on the Company’s website: www.RocklandTrust.com. Information contained on our website and the SEC website is not incorporated by reference into this Form 10-K. We have included our web address and the SEC website address only as inactive textual references and do not intend them to be active links to our website or the SEC website. The Company’s Code of Ethics and other Corporate Governance documents are also available on the Company’s website in the Investor Relations section of the website.

Item 1A.	Risk Factors

Changes in interest rates could adversely impact the Company’s financial condition and results of operations.  The Company’s ability to make a profit, like that of most financial institutions, substantially depends upon its net interest income, which is the difference between the interest income earned on interest earning assets, such as loans and investment securities, and the interest expense paid on interest-bearing liabilities, such as deposits and borrowings. However, certain assets and liabilities, may react differently to changes in market interest rates. Further, interest rates on some types of assets and liabilities may fluctuate prior to changes in broader market interest rates, while rates on other types of assets may lag behind. Additionally, some assets such as adjustable-rate mortgages, have features, and rate caps, which restrict changes in their interest rates.

Factors such as inflation, recession, unemployment, money supply, global disorder such as that experienced as a result of the terrorist activity on September 11, 2001, instability in domestic and foreign financial markets, and other factors beyond the Company’s control, may affect interest rates. Changes in market interest rates will also affect the level of voluntary prepayments on loans and the receipt of payments on mortgage-backed securities, resulting in the receipt of proceeds that may have to be reinvested at a lower rate than the loan or mortgage-backed security being prepaid. Although the Company pursues an asset-liability management strategy designed to control its risk from changes in market interest rates, changes in interest rates can still have a material adverse effect on the Company’s profitability.

If the Company has higher loan losses than it has allowed for, its earnings could materially decrease.  The Company’s loan customers may not repay loans according to their terms, and the collateral securing the payment of loans may be insufficient to assure repayment. The Company may therefore experience significant credit losses which could have a material adverse effect on its operating results. The Company makes various assumptions and judgments about the collectibility of its loan portfolio, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. In determining the size of the allowance for loan losses, the Company relies on its experience and its evaluation of economic conditions. If its assumptions prove to be incorrect, its current allowance for loan losses may not be sufficient to cover losses inherent in its loan portfolio and adjustment may be necessary to allow for different economic conditions or adverse developments in its loan portfolio. Consequently, a problem with one or more loans could require the Company to significantly increase the level of its provision for loan losses. In addition, federal and state regulators periodically review the Company’s allowance for loan losses and may require it to increase its provision for loan losses or recognize further loan charge-offs. Material additions to the allowance would materially decrease the Company’s net income.

A significant amount of the Company’s loans are concentrated in Massachusetts, and adverse conditions in this area could negatively impact its operations.  Substantially all of the loans the Company originates are secured by properties located in or are made to businesses which operate in Massachusetts. Because of the current concentration of the Company’s loan origination activities in Massachusetts, in the event of adverse economic conditions, potential downward pressure on housing prices, political or business developments or natural hazards that may affect Massachusetts and the ability of property owners and businesses in Massachusetts to make payments of principal and interest on the underlying loans, the Company would likely experience higher rates of loss and delinquency on its loans than if its loans were more geographically diversified, which could have an adverse effect on its results of operations or financial condition.

The Company operates in a highly regulated environment and may be adversely impacted by changes in law and regulations.  The Company is subject to extensive regulation, supervision and examination. See “Regulation” in Item 1 hereof, Business. Any change in the laws or regulations and failure by the Company to comply with applicable law and regulation, or a change in regulators’ supervisory policies or examination procedures, whether by the Massachusetts Commissioner of Banks, the FDIC, the Federal Reserve Board, other state or federal regulators, the United States Congress, or the Massachusetts legislature could have a material adverse effect on the Company’s business, financial condition, results of operations, and cash flows.

The Company has strong competition within its market area which may limit the Company’s growth and profitability.  The Company faces significant competition both in attracting deposits and in the origination of loans. See “Market Area and Competition” in Item 1 hereof, Business.  Commercial banks, credit unions, savings banks, savings and loan associations operating in our primary market area have historically provided most of our competition for deposits. Competition for the origination of real estate and other loans come from other commercial banks, thrift institutions, insurance companies, finance companies, other institutional lenders and mortgage companies.

The success of the Company is dependent on hiring and retaining certain key personnel.  The Company’s performance is largely dependent on the talents and efforts of highly skilled individuals. The Company relies on key personnel to manage and operate its business, including major revenue generating functions such as loan and deposit generation. The loss of key staff may adversely affect the Company’s ability to maintain and manage these functions effectively, which could negatively effect the Company’s revenues. In addition, loss of key personnel could result in increased recruiting and hiring expenses, which could cause a decrease in the Company’s net income. The Company’s continued ability to compete effectively depends on its ability to attract new employees and to retain and motivate its existing employees.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

At December 31, 2005, the Bank conducted its business from its headquarters and main office located at 288 Union Street, Rockland, Massachusetts and an additional fifty-one banking offices located within Barnstable, Bristol, Norfolk and Plymouth Counties in southeastern Massachusetts and Cape Cod. In addition to its main office, the Bank owned twenty-one of its branches and leased the remaining thirty branches. All of the Bank’s properties are considered to be in good condition and adequate for the purposes for which they are used. In addition to these branch locations, the Bank had three remote ATM locations all of which were leased.

County	Banking Offices	ATM	Deposits
			(Dollars in thousands)

Barnstable	15	—	$554,477
Bristol	3	—	83,738
Norfolk	5	—	192,303
Plymouth	29	3	1,374,976

Total	52	3	$2,205,494

The Bank conducted business in nine administrative locations. These locations housed executive, administrative, investment management, mortgage, consumer lending, commercial lending and back office support staff offices and warehouse space. The bank owned three of its administrative offices and leased the remaining six offices.

County	Administrative Offices

Barnstable	1
Bristol	1
Norfolk	2
Plymouth	5

Total	9

For additional information regarding our premises and equipment and lease obligations, see Notes 6 and 16, respectively, to the Consolidated Financial Statements included in Item 8 hereof.

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

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of our security holders in the fourth quarter of 2005.

PART II

Item 5.	Market for Independent Bank Corp.’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Independent Bank Corp.’s common stock trades on the NASDAQ National Market under the symbol INDB. The Company declared cash dividends of $0.60 per share in 2005 and $0.56 per share in 2004. The ratio of dividends paid to earnings in 2005 and 2004 was 27.8% and 27.2%, respectively.

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

The following schedule summarizes the price range of common stock and the cash dividends paid for the fiscal years ended 2005 and 2004.

Table 1 — Price Range of Common Stock

	High	Low	Dividend

2005
4th Quarter	$30.20	$26.98	$0.15
3rd Quarter	31.53	28.20	0.15
2nd Quarter	29.52	25.31	0.15
1st Quarter	33.20	28.34	0.15

	High	Low	Dividend

2004
4th Quarter	$36.15	$30.96	$0.14
3rd Quarter	31.43	26.60	0.14
2nd Quarter	31.11	25.52	0.14
1st Quarter	32.27	27.50	0.14

As of December 31, 2005 there were 15,413,841 shares of common stock outstanding which were held by approximately 1,572 holders of record. The closing price of the Company’s stock on December 31, 2005 was $28.53. Such number of record holders does not reflect the number of persons or entities holding stock in nominee name through banks, brokerage firms and other nominees.

During the three months ended December 31, 2005 the Company did not repurchase any of its common stock.

On January 19, 2006 the Company’s Board of Directors approved a common stock repurchase program. Under the program, which is effective immediately, the Company is authorized to repurchase up to 800,000 shares, or approximately 5% of the Company’s outstanding common stock. The Company placed no deadline on the repurchase program, but expects to make open market or privately negotiated purchases from time to time. The timing and amount of stock repurchases will depend upon market conditions, securities law limitations, and other corporate considerations. The repurchase program may be modified, suspended, or terminated by the Board of Directors at any time.

Item 6.	Selected Financial Data

The selected consolidated financial and other data of the Company set forth below does not purport to be complete and should be read in conjunction with, and is qualified in its entirety by, the more detailed information, including the Consolidated Financial Statements and related notes, appearing elsewhere herein.

	As of or For the Years Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands, except per share data)

Financial Condition Data:
Securities available for sale	$581,516	$680,286	$527,507	$501,828	$569,288
Securities held to maturity	104,268	107,967	121,894	149,071	132,754
Loans	2,040,808	1,916,358	1,581,135	1,431,602	1,298,938
Allowance for loan losses	26,639	25,197	23,163	21,387	18,190
Total assets	3,041,685	2,943,926	2,436,755	2,285,372	2,199,188
Total deposits	2,205,494	2,060,235	1,783,338	1,688,732	1,581,618
Total borrowings	587,810	655,161	415,369	362,155	387,077
Corporation-obligated manditorily redeemable Trust Preferred Securities	—	—	47,857	47,774	75,329
Stockholders’ equity	228,152	210,743	171,847	161,242	133,261
Non-performing loans	3,339	2,702	3,514	3,077	3,015
Non-performing assets	3,339	2,702	3,514	3,077	3,015
Operating Data:
Interest income	$155,661	$134,613	$128,306	$140,825	$145,069
Interest expense	49,818	36,797	32,533	40,794	54,478
Net interest income	105,843	97,816	95,773	100,031	90,591
Provision for loan losses	4,175	3,018	3,420	4,650	4,619
Non-interest income	27,150	28,355	27,794	22,644	20,760
Non-interest expenses	80,492	77,691	73,827	75,625	68,529
Minority interest expense	—	1,072	4,353	5,041	5,666
Net income	33,205	30,767	26,431	25,066	22,052
Net income available to common shareholders	33,205	30,767	26,431	23,561	22,052
Per Share Data:
Net income — Basic	$2.16	$2.06	$1.82	$1.63	$1.54
Net income — Diluted	2.14	2.03	1.79	1.61	1.53
Cash dividends declared	0.60	0.56	0.52	0.48	0.44
Book value(1)	14.80	13.75	11.75	11.15	9.30
Tangible book value per share(2)	11.11	10.01	9.27	8.64	6.77
Operating Ratios:
Return on average assets(3)	1.11%	1.13%	1.11%	1.12%	1.07%
Return on average equity(3)	15.10%	16.27%	15.89%	17.26%	17.42%
Net interest margin (on a fully tax equivalent basis)	3.88%	3.95%	4.40%	4.88%	4.84%
Equity to assets	7.50%	7.16%	7.05%	7.06%	6.06%
Dividend payout ratio	27.79%	27.23%	28.64%	27.67%	28.57%

	As of or For the Years Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands, except per share data)

Asset Quality Ratios:
Nonperforming loans as a percent of gross loans	0.16%	0.14%	0.22%	0.21%	0.23%
Nonperforming assets as a percent of total assets	0.11%	0.09%	0.14%	0.13%	0.14%
Allowance for loan losses as a percent of total loans	1.31%	1.31%	1.46%	1.49%	1.40%
Allowance for loan losses as a percent of nonperforming loans	797.81%	932.53%	659.16%	695.06%	603.32%
Total allowance for loan losses as a percent of total loans(4)	1.31%	1.31%	1.46%	1.53%	1.46%
Total allowance for loan losses as a percent of nonperforming loans(4)	797.81%	932.53%	659.16%	711.89%	630.18%
Capital Ratios:
Tier 1 leverage capital ratio	7.71%	7.06%	7.60%	7.10%	6.31%
Tier 1 risk-based capital ratio	10.74%	10.19%	11.00%	10.37%	9.24%
Total risk-based capital ratio	11.99%	11.44%	12.25%	11.68%	12.96%

(1)	Calculated by dividing total stockholders’ equity by the net outstanding shares as of the end of each period.

(2)	Calculated by dividing stockholders’ equity less goodwill and core deposit intangible by the net outstanding shares as of the end of each period.

(3)	Calculated using net income which excludes the write-off of trust preferred issuance costs in 2002.

(4)	Including credit quality discount for the years 2001 through 2002.

See Item 8. Financial Statements and Supplementary Data, Consolidated Financial Statements, Note 1 “Summary of Significant Accounting Policies,” Goodwill and Core Deposit Intangibles and Note 10 “Goodwill and Core Deposit Intangibles”, for information related to the Company’s acquisitions and adoption of Statement of Financial Accounting Standards (“SFAS”) No. 147 “Acquisitions of Certain Financial Institutions”, and Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46 “Consolidation of Variable Interest Entities — an Interpretation of Accounting Research Bulletin No. 51” for information related to the Company’s adoption of Fin No. 46R which affects the comparability of the information reflected in the selected financial data.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Independent Bank Corp. (the “Company”) is a state chartered, federally registered bank holding company headquartered in Rockland, Massachusetts that was incorporated under Massachusetts law in 1986. The Company is the sole stockholder of Rockland Trust Company (“Rockland” or “the Bank”), a Massachusetts trust company chartered in 1907. The Company also owns 100% of the common stock of Independent Capital Trust III (“Trust III”) and Independent Capital Trust IV (“Trust IV”), each of which are formed under Delaware law and have issued trust preferred securities to the public. As of March 31, 2004, Trust III and Trust IV are no longer included in the Company’s consolidated financial statements (see discussion in Recent Accounting Pronouncements, Fin No. 46, within Item 7 hereof). The Bank’s subsidiaries consist of: three Massachusetts securities corporations, RTC Securities Corp. I, RTC Securities Corp. X, and Taunton Avenue Securities Corp.; Taunton Avenue Inc.; and, Rockland Trust Community Development LLC (“RTC CDE I”) and Rockland Trust Community Development Corporation II (“RTC CDE II”). All of the Bank’s subsidiaries are incorporated or formed under Massachusetts law. Taunton Avenue Inc. was formed in May 2003 to hold loans, industrial development bonds and other assets. RTC CDE I and RTC CDE II were formed in August 2003 and August 2005, respectively, to make loans and to provide financial assistance to qualified businesses and individuals in low-income communities in accordance with the U.S. Treasury’s New Markets Tax Credit Program criteria. All material intercompany balances and transactions have been eliminated in consolidation. When necessary, certain amounts in prior year financial statements have been reclassified to conform to the current year’s presentation. The following should be read in conjunction with the Consolidated Financial Statements and related notes thereto.

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

Allowance for Loan Losses:  The Company’s allowance for loan losses provides for probable losses based upon evaluations of known and inherent risks in the loan portfolio. Arriving at an appropriate amount of allowance for loan losses involves a high degree of judgment.

The Company makes use of two types of allowances for loan losses: specific and general. A specific allowance may be assigned to a loan that is considered to be impaired. Loan impairment is determined based upon management’s identification and evaluation of problem loans and is recognized when the Company deems that the timely collection of all principal and/or interest payments that are contractually due is no longer assured. Judgment is required as to the timing of designating a loan as impaired and the amount of the required specific allowance. Management’s judgment is based upon its assessment of probability of default, loss given default and exposure at default. Changes in these estimates could be due to a number of circumstances which may have a direct impact on the provision for loan losses and may result in changes to the amount of allowance.

The general allowance is determined based upon management’s judgment and its amount is dependent upon the prevailing business environment; as it is affected by changing economic conditions and various external factors, which may impact the portfolio in ways currently unforeseen, as well as historical and expected loss information, loan portfolio composition and other relevant indicators. The allowance is increased by provisions for loan losses and by recoveries of loans previously charged-off and is reduced by loans charged-off. For a full discussion of the Company’s methodology of assessing the adequacy of the allowance for loan losses, see the Allowance for Loan Loss and Provision for Loan Loss sections within the Management’s Discussion and Analysis of Financial Condition and Results of Operation to follow.

Income Taxes:  The Company estimates income tax expense based on the amount it expects to owe various tax authorities. Taxes are discussed in more detail in Note 11, “Income Taxes” within Notes to the Consolidated Financial Statements included in Item 8 hereof. Accrued taxes represent the net estimated amount due to or to be received from taxing authorities in the current year. In estimating accrued taxes, management assesses the relative merits and risks of the appropriate tax treatment of transactions taking into account statutory, judicial and regulatory guidance in the context of our tax position. Deferred tax assets/liabilities represent differences between when a tax benefit or expense is recognized for book purposes and on the Company’s tax return. Future tax assets are assessed for recoverability. The Company would record a valuation allowance if it believes based on available evidence, that it is more likely than not that the future tax assets recognized will not be realized before their expiration. The amount of the future income tax asset recognized and considered realizable could be reduced if projected income is not achieved due to various factors such as unfavorable business conditions. If projected income is not expected to be achieved, the Company would record a valuation allowance to reduce its future tax assets to the amount that it believes can be realized in its future tax returns. The Company has no recorded tax valuation allowance as of December 31, 2005. Additionally, deferred tax assets/liabilities are calculated based on tax rates expected to be in effect in future periods. Previously recorded tax assets and liabilities need to be adjusted when the expected date of the future event is revised based upon current information.

Valuation of Goodwill/Intangible Assets and Analysis for Impairment:  Independent Bank Corp. in part has increased its market share through the acquisition of entire financial institutions accounted for under the purchase method of accounting, as well as from the acquisition of financial institution’s branches (not the entire institution). For acquisitions accounted for under the purchase method and the acquisition of financial institution branches, the Company is required to record assets acquired and liabilities assumed at their fair value which is an estimate determined by the use of internal or other valuation techniques. These valuation estimates result in goodwill and other intangible assets. Goodwill is subject to ongoing periodic impairment tests and is evaluated using various fair value techniques including multiples of price/equity and price/earnings ratios. As a result of such impairment testing conducted in 2005 the Company determined goodwill was not impaired.

Executive Level Overview

The Company’s results of operations are largely dependent on net interest income, which is the difference between the interest earned on loans and securities and the interest paid on deposits and borrowings. The results of operations are also affected by the level of income/fees from loans, deposits, mortgage banking, and investment management activities, as well as operating expenses, the provision for loan losses, the impact of federal and state income taxes, and the relative levels of interest rates and economic activity.

The Company reported earnings of $33.2 million for the year ended December 31, 2005 representing growth of 7.9% from the same period last year. Earnings growth in 2005 was primarily due to targeted loan growth funded with strong growth in deposits. The Company also experienced growth in the core non-interest income categories of deposit service charges, mortgage banking revenue, and improved revenue from our wealth management business due to growth in managed assets. The Company’s net interest margin remained stable in 2005 due to a number of management initiatives. Non-interest expense increased by 3.6% primarily due to normal increases in salaries and benefits as well as expenses associated with two new branch locations and the full year impact of the Falmouth Bancorp, Inc. acquisition.

Management has focused on earning asset growth in the high value segments of commercial lending and variable rate home equity lines of credit, while placing less emphasis on indirect auto, portfolio residential lending and the securities portfolio. While this strategy has slowed balance sheet growth, management believes it is prudent in the current interest rate environment. The securities portfolio has decreased on both a relative basis (as a percent of earning assets) as well as on an actual basis, reflecting good loan growth and the current flat yield curve environment (see definition below) which management believes not to be conducive to growing the securities portfolio.

The following graph depicts the historical U.S. Treasury yield curve as of December 31, for the years 2003 — 2005.

Historical U.S. Treasury Yield Curve

A yield curve is a graphic line chart that shows interest rates at a specific point for all securities having equal risk, but different maturity dates.3 A flat yield curve is one in which there is little difference between short-term and long-term rates for bonds of the same credit quality. When short- and long-term bonds are offering equivalent yields, there is usually little benefit in holding the longer-term instruments — that is, the investor does not gain any excess compensation for the risks associated with holding longer-term securities. For example, a flat yield curve on U.S. Treasury Securities would be one in which the yield on a two-year bond is 5% and the yield on a 30-year bond is 5.1%.4

3 The Free Dictionary.com
4 Investopedia.com

The following pie charts present earning assets by type as a percent of total earning assets for the time period indicated below:

Earning Asset Profile

The following graph presents the decline in the securities portfolio throughout 2005:

Total Securities
(Dollars in Millions)

Deposit growth of $145.3 million, or 7.1%, was strong in 2005 despite the intense competitive pricing in the Company’s market area. The majority of deposit growth was experienced in time deposits which grew by $79.9 million, or 17.8%, and money market deposits which grew by $49.6 million, or 9.9%. The Company remains committed to deposit generation, with careful management of deposit pricing and selective deposit promotion, in an effort to control the Company’s cost of funds.

Deposits
(Dollars in Millions)

While changes in the prevailing interest rate environment have and will continue to have an impact on the level of the Company’s earnings, management strives to mitigate volatility in net interest income resulting from changes in benchmark interest rates through adjustable rate asset generation, effective liability management, and utilization of off-balance sheet interest rate derivatives. (For a discussion of interest rate derivatives and interest rate sensitivity see the Asset/Liability section and Market Risk section and Table 19 — “Interest Rate Sensitivity” within the Market Risk section of the Management Discussion and Analysis of Financial Condition and Results of Operations hereof.)

In 2006, assuming a similar interest rate environment, the Company expects the net interest margin to gradually expand to the 4.00% level from the 3.88% experienced during 2005, with deposit pricing being a key determinant. Competition for deposit generation in the Company’s footprint is expected to remain strong.

Asset quality continues to be a highlight for the Company and is not anticipated to change significantly in the near term. Non-performing assets at December 31, 2005 were $3.3 million, or 0.11%, of total assets, as compared to $2.7 million, or 0.09%, of total assets at December 31, 2004.

The following graph depicts the Company’s non-performing assets and the ratio of non-performing assets to total assets at the periods indicated.

Asset Quality Highlights
(Dollars in Millions)

2005 was a year of many accomplishments. Management is confident that these accomplishments will serve to enhance the Company’s performance in 2006 and beyond.

2005 Significant Accomplishments

•	Improved and expanded business development across all business units and channels.

•	Extended bank branch hours across our network, and added Sunday hours in busy retail markets. By increasing convenience and offering customers the products and services that they need, the Company was able to increase both core consumer checking households and core business checking customers.

•	Introduced a market-leading Remote Deposit Capture product, enabling business customers to scan and deposit checks into their Rockland Trust Company account directly from their place of business.

•	Implemented a new service model in the Bank’s Investment Management Group that increased client satisfaction and the Company’s productivity. Assets under management at the end of 2005 reached $680.1 million, an increase of $116.1 million, or 20.6%, from 2004.

•	Made capital contributions to Rockland Trust Community Development LLC, a community development subsidiary, during 2005 to the full extent of its award under the federal New Markets Tax Credit program. Making this contribution allowed the Company to recognize the full amount of the New Market Tax Credit for the year of $1.5 million, and will make the Company eligible to realize additional tax credits totaling $9.5 million between 2006 and 2011. By year-end that contribution had been used to make almost $20.0 million in commercial loans, on favorable terms and conditions, to qualified borrowers in severely economically distressed areas throughout southeastern Massachusetts.

•	Developed and opened the Rockland Trust eMortgageCenter (www.RocklandTrust.Com/Mortgage), enabling customers to get on-line residential loan pre-approval within minutes.

•	Implemented a new credit rating methodology that increases loan rating categories, thus allowing the Company to have an even better understanding of the performance of our commercial portfolio.

Management plans to continue to grow earnings through prudent balance sheet management. Asset growth will focus upon commercial and home equity lending, and the securities portfolio will be deemphasized. Deposit origination will focus upon core household checking account generation. Management also intends to continue the growth of primary non-interest income lines, and to maintain its persistent attentiveness to non-interest expense control.

Financial Position

The Company’s total assets increased by $97.8 million, or 3.3%, from $2.9 billion at December 31, 2004 to $3.0 billion at December 31, 2005. Total average assets were $3.0 billion and $2.7 billion in 2005 and 2004, respectively. These increases were primarily due to growth in loans. Total liabilities and stockholders’ equity increased by $97.8 million in 2005, primarily due to growth in money market and time certificates of deposits. During 2004, the Company completed the acquisition of Falmouth Bancorp, Inc., parent of Falmouth Co-Operative Bank (“Falmouth”) resulting in total assets acquired of $158.4 million, total liabilities assumed of $141.6 million, or $16.8 million of net assets.

Loan Portfolio   Management is focusing on earning asset growth in the high value sections of commercial lending and variable rate home equity lines of credit, while placing less emphasis on indirect auto and portfolio residential lending and the securities portfolio. While this strategy has slowed balance sheet growth, management believes it is prudent in the current interest rate environment. At December 31, 2005, the Bank’s loan portfolio amounted to $2.0 billion, an increase of $124.5 million, or 6.5%, from year-end 2004. This increase was primarily in commercial real estate and construction loans, which increased $84.0 million, or 11.3%, and consumer home equity lines which increased $57.2 million, or 29.4%. Consumer auto loans decreased $20.8 million, or 7.3%, and the consumer other category increased $1.7 million, or 3.2%. Business banking loans increased $7.7 million, or 17.6%. Residential real estate loans decreased $4.1 million, or 0.9% and commercial and industrial loans decreased $1.2 million, or 0.8%.

In accordance with governing banking statutes, Rockland is permitted, with certain exceptions, to make loans and commitments to any one borrower, including related entities, in the aggregate amount of not more than 20% of the Bank’s stockholders’ equity, or $52.7 million at December 31, 2005. Notwithstanding the foregoing, the Bank has established a more restrictive limit of not more than 75% of the Bank’s legal lending limit, or $39.5 million at December 31, 2005, which may only be exceeded with the approval of the Board of Directors. There were no borrowers whose total indebtedness in aggregate exceeded $39.5 million as of December 31, 2005.

The following table sets forth information concerning the composition of the Bank’s loan portfolio by loan type at the dates indicated.

Table 2 — Loan Portfolio Composition

	At December 31,
	2005		2004		2003		2002		2001
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Commercial and Industrial	$155,081	7.6%	$156,260	8.2%	$161,675	10.2%	$143,074	10.0%	$141,581	10.9%
Commercial Real Estate	683,240	33.5%	613,300	32.0%	564,890	35.7%	511,102	35.7%	463,052	35.6%
Commercial Construction	140,643	6.9%	126,632	6.6%	75,380	4.8%	49,113	3.4%	39,707	3.1%
Business Banking	51,373	2.5%	43,673	2.3%	27,807	1.8%	22,717	1.6%	22,037	1.7%
Residential Real Estate	428,343	21.0%	427,556	22.3%	324,052	20.5%	281,452	19.7%	229,123	17.6%
Residential Construction	8,316	0.4%	7,316	0.4%	9,633	0.6%	10,258	0.7%	7,501	0.6%
Residential Loans Held for Sale(1)	5,021	0.2%	10,933	0.6%	1,471	0.1%	—	0.0%	—	0.0%
Consumer — Home Equity	251,852	12.4%	194,647	10.2%	132,629	8.4%	109,122	7.6%	93,492	7.2%
Consumer — Auto	263,179	12.9%	283,964	14.8%	240,504	15.2%	265,690	18.6%	268,614	20.7%
Consumer — Other	53,760	2.6%	52,077	2.7%	43,094	2.7%	39,074	2.7%	33,831	2.6%

Gross Loans	2,040,808	100.0%	1,916,358	100.0%	1,581,135	100.0%	1,431,602	100.0%	1,298,938	100.0%

Allowance for Loan Losses	26,639		25,197		23,163		21,387		18,190

Net Loans	$2,014,169		$1,891,161		$1,557,972		$1,410,215		$1,280,748

(1)	2002 — 2001 Residential Loans Held for Sale are classified within Residential Real Estate.

At December 31, 2005, $155.1 million, or 7.6%, of the Bank’s gross loan portfolio consisted of commercial and industrial loans, compared to $156.3 million, or 8.2%, at December 31, 2004. The Bank’s commercial revolving lines of credit generally are for the purpose of providing working capital to borrowers and may be secured or unsecured. At December 31, 2005, the Bank had $81.9 million outstanding under commercial revolving lines of credit compared to $87.7 million at December 31, 2004, and $160.2 million of unused commitments under such lines at December 31, 2005 compared to $126.6 million in the prior year. As of December 31, 2005, the Bank had $8.9 million in outstanding commitments pursuant to standby letters of credit compared to $7.1 million at December 31, 2004. Floor plan loans, which are included in commercial and industrial loans, and are secured by the automobiles, boats, or other vehicles constituting the dealer’s inventory, amounted to $14.2 million as of December 31, 2005 compared to $17.1 million at the prior year-end.

During the first quarter of 2005 the Company reclassified certain commercial and consumer loans associated with the Company’s business banking initiative to a new business banking loan category. The business banking initiative was announced in 2004 and caters to the banking needs of businesses with commercial credit needs of less than $250,000 and revenues of less than $2.5 million. Business banking loans totaled $51.4 million, representing 2.5% of the total loan portfolio during the year ended December 31, 2005, compared to $43.7 million, or 2.3% at December 31, 2004. The Bank had unused business lines of credit of $35.3 million at December 31, 2005 compared to $30.0 million at December 31, 2004.

Real estate loans totaling $1.3 billion comprised 62.0% of gross loans at December 31, 2005, as compared to $1.2 billion, or 61.9%, of gross loans at December 31, 2004. The Bank’s real estate loan portfolio included

$683.2 million in commercial real estate loans at December 31, 2005. This category reflected increases over last year of $69.9 million, or 11.4%. Commercial construction of $140.6 million increased by $14.0 million, or 11.1% compared to year-end 2004. Residential real estate loans, including residential construction and residential loans held for sale, which were $8.3 million and $5.0 million, respectively, at year-end 2005, decreased $4.1 million, or 0.9%, in 2005. During 2005, the Bank sold $191.4 million of the current production of residential mortgages as part of its overall asset/liability management.

Consumer loans primarily consist of automobile, home equity, and other consumer loans. As of December 31, 2005, $568.8 million, or 27.9%, of the Bank’s gross loan portfolio, consisted of consumer loans compared to $530.7 million, or 27.6%, of the Bank’s gross loans at December 31, 2004. Home equity loans may be made as a term loan or under a revolving line of credit secured by a first or second mortgage on the borrower’s residence. Consumer home equity loans of $251.9 million, increased $57.2 million, or 29.4%, in 2005 and represented 44.3% of the total consumer loan portfolio. As of December 31, 2005, there were $199.3 million in unused commitments under revolving home equity lines of credit compared to $162.9 million at December 31, 2004. As of December 31, 2005 and 2004, automobile loans were $263.2 million, representing 46.3%, and $284.0 million, representing 53.5%, respectively, of the Bank’s consumer loan portfolio. As of December 31, 2005, other consumer loans amounted to $53.8 million compared to $52.1 million as of December 31, 2004. These loans largely consisted of loans secured by recreational vehicles, motor homes, boats, mobile homes, and motorcycles and cash reserve loans. Cash reserve loans are designed to afford the Bank’s customers overdraft protection. Cash reserve loans are made pursuant to previously approved unsecured cash reserve lines of credit and the rate on these loans is subject to change due to market conditions. As of December 31, 2005 and 2004, $19.5 million and $20.6 million, respectively, had been committed to but was unused under cash reserve lines of credit.

The following table sets forth the scheduled contractual amortization of the Bank’s loan portfolio at December 31, 2005. Loans having no schedule of repayments or no stated maturity are reported as due in one year or less. Adjustable rate mortgages are included in the adjustable rate category. The following table also sets forth the rate structure of loans scheduled to mature after one year.

Table 3 —  Scheduled Contractual Loan Amortization At December 31, 2005

		Commercial			Residential		Residential	Consumer
		Real	Commercial	Business	Real	Residential	Held	Home	Consumer	Consumer
	Commercial	Estate	Construction	Banking	Estate	Construction	for Sale	Equity	Auto	Other	Total
					(Dollars in thousands)

Amounts due in:
One year or less	$103,562	$99,630	$66,720	$36,905	$15,708	$475	$5,021	$3,809	$76,114	$16,917	$424,861
After one year through five years	46,318	443,862	54,991	13,525	69,212	—	—	13,770	182,317	18,388	842,383
Beyond five years	5,201	139,748	18,932	943	343,423	7,841	—	234,273	4,748	18,455	773,564

Total	$155,081	$683,240	$140,643	$51,373	$428,343	$8,316	$5,021	$251,852	$263,179	$53,760	$2,040,808

Interest rate terms on amounts due after one year:
Fixed Rate	$31,995	$501,704	$22,362	$14,468	$142,817	$—	$—	$37,854	$187,065	$36,843	$975,108
Adjustable Rate	19,524	81,906	51,561	—	269,818	7,841	—	210,189	—	—	640,839

As of December 31, 2005, $174,000 of loans scheduled to mature within one year were nonperforming.

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

Residential mortgage loans originated for sale are classified as held for sale. These loans are specifically identified and carried at the lower of aggregate cost or estimated market value. Forward commitments to sell residential real estate mortgages are contracts that the Bank enters into for the purpose of reducing the market risk associated with originating loans for sale should interest rates change. Forward commitments to sell as well as commitments to originate rate-locked loans intended for sale are recorded at fair value.

During 2005 and 2004, the Bank originated residential loans with the intention of selling these loans in the secondary market. Loans are sold both with servicing rights released and servicing rights retained. Loans originated and sold with servicing rights released were $171.3 million and $110.4 million in 2005 and 2004, respectively. Loans originated and sold with servicing rights retained were $20.1 million and $34.6 million in 2005 and 2004, respectively.

The principal balance of loans serviced by the Bank on behalf of investors amounted to $336.5 million at December 31, 2005 and $392.0 million at December 31, 2004. The fair value of the servicing rights associated with these loans was $2.9 million and $3.3 million as of December 31, 2005 and 2004, respectively.

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

The following table sets forth a summary of certain delinquency information as of the dates indicated:

Table 4 — Summary of Delinquency Information

	At December 31, 2005				At December 31, 2004
	60-89 days		90 days or more		60-89 days		90 days or more
	Number	Principal	Number	Principal	Number	Principal	Number	Principal
	of Loans	Balance	of Loans	Balance	of Loans	Balance	of Loans	Balance
				(Dollars in thousands)

Commercial and Industrial	2	$24	4	$209	1	$130	4	$207
Commercial Real Estate	3	2,892	2	288	1	188	2	227
Commercial Construction	—	—	—	—	—	—	—	—
Business Banking	5	97	3	47	1	11	7	311
Residential Real Estate	4	1,337	2	373	3	764	4	173
Residential Construction	—	—	—	—	—	—	—	—
Consumer — Home Equity	—	—	—	—	—	—	—	—
Consumer — Auto(1)	65	597	61	572	N/A	N/A	N/A	N/A
Consumer — Other	18	112	17	110	76	626	92	315

Total	97	$5,059	89	$1,599	82	$1,719	109	$1,233

(1)	For periods prior to December 31, 2005, Consumer-Auto loans are included in Consumer-Other.

Delinquencies have increased year over year mainly due to two commercial real estate credits and one residential real estate loan, all of which the Company believes to be adequately collateralized. The increase in consumer delinquency is generally a result of the recent changes in bankruptcy laws.

Nonaccrual Loans   As permitted by banking regulations, consumer loans and home equity loans past due 90 days or more continue to accrue interest. In addition, certain commercial and real estate loans that are more than 90 days past due may be kept on an accruing status if the loan is well secured and in the process of collection. As a general rule, a commercial or real estate loan more than 90 days past due with respect to principal or interest is classified as a nonaccrual loan. Income accruals are suspended on all nonaccrual loans and all previously accrued and uncollected interest is reversed against current income. A loan remains on nonaccrual status until it becomes current with respect to principal and interest (and in certain instances remains current for up to three months), when the loan is liquidated, or when the loan is determined to be uncollectible it is charged-off against the allowance for loan losses.

Nonperforming Assets   Nonperforming assets are comprised of nonperforming loans, nonperforming securities and Other Real Estate Owned (“OREO”). Nonperforming loans consist of loans that are more than 90 days past due but still accruing interest and nonaccrual loans. OREO includes properties held by the Bank as a result of foreclosure or by acceptance of a deed in lieu of foreclosure. As of December 31, 2005, nonperforming assets totaled $3.3 million, an increase of $637,000 or 23.6%, from the prior year-end. Nonperforming assets represented 0.11% of total assets for the year ending December 31, 2005 and 0.09% for the year ending December 31, 2004. The Bank had one property held as OREO for the period ending December 31, 2005 and did not hold any OREO for the period ending December 31, 2004.

Repossessed automobile loan balances continue to be classified as nonperforming loans, and not as other assets, because the borrower has the potential to satisfy the obligation within twenty days from the date of repossession (before the Bank can schedule disposal of the collateral). The borrower can redeem the property by payment in full at any time prior to the disposal of it by the Bank. Repossessed automobile loan balances amounted to $509,000 and $594,000 for the periods ending December 31, 2005, and December 31, 2004, respectively.

The following table sets forth information regarding nonperforming assets held by the Bank at the dates indicated.

Table 5 — Nonperforming Assets

	At December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)

Loans past due 90 days or more but still accruing
Consumer — Home Equity	$—	$—	$—	$—	$292
Consumer — Auto	165	72	128	220	167
Consumer — Other	62	173	28	41	49

Total	$227	$245	$156	$261	$508

Loans accounted for on a nonaccrual basis(1)
Commercial and Industrial	$245	$334	$971	$300	$505
Business Banking(2)	47	N/A	N/A	N/A	N/A
Commercial Real Estate	313	227	691	1,320	618
Residential Real Estate	1,876	1,193	926	533	848
Consumer — Auto	509	594	714	656	487
Consumer — Other	122	109	56	7	49

Total	$3,112	$2,457	$3,358	$2,816	$2,507

Total nonperforming loans	$3,339	$2,702	$3,514	$3,077	$3,015

Total nonperforming assets	$3,339	$2,702	$3,514	$3,077	$3,015

Restructured loans	$377	$416	$453	$497	$503

Nonperforming loans as a percent of gross loans	0.16%	0.14%	0.22%	0.21%	0.23%

Nonperforming assets as a percent of total assets	0.11%	0.09%	0.14%	0.13%	0.14%

(1)	There were no restructured, nonaccruing loans at December 31, 2005, 2004, 2003 and 2002. In 2001 there were $0.1 million of restructured nonaccruing loans.

(2)	For the periods prior to December 31, 2005, Business Banking loans are included in Commercial and Industrial and Consumer — Other.

In the course of resolving nonperforming loans, the Bank may choose to restructure the contractual terms of certain commercial and real estate loans. Terms may be modified to fit the ability of the borrower to repay in line with its current financial status. It is the Bank’s policy to maintain restructured loans on nonaccrual status for approximately six months before management considers its return to accrual status. At December 31, 2005 and 2004, the Bank had $377,000 and $416,000, respectively, of restructured loans.

Potential problem loans are any loans, which are not included in nonaccrual or non-performing loans and which are not considered troubled debt restructures, where known information about possible credit problems of the borrowers causes management to have concerns as to the ability of such borrowers to comply with present loan repayment terms. At December 31, 2005 and 2004, the Bank had nine and four potential problem loan relationships, respectively, which are not included in nonperforming loans with an outstanding balance of $30.3 million and $10.7 million, respectively. At December 31, 2005, problem loans continued to perform and the Company’s management actively monitors these loans to minimize any possible adverse impact to the Bank.

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

Interest income that would have been recognized for the years ended December 31, 2005, 2004 and 2003, if nonperforming loans at the respective dates had been performing in accordance with their original terms approximated $282,000, $312,000, and $210,000, respectively. The actual amount of interest that was collected on these nonaccrual and restructured loans during each of those periods and included in interest income was approximately $103,000, $140,000, and $261,000, respectively.

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

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual, consumer, or residential loans for impairment disclosures. At December 31, 2005, impaired loans include all commercial real estate loans and commercial and industrial loans on nonaccrual status and restructured loans and certain potential problem loans for which a collateral deficit exists and a specific allocation of allowance for loan loss has been assigned. Total impaired loans at December 31, 2005 and 2004 were $935,000 and $2.6 million, respectively.

Allowance for Loan Losses  While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on increases in nonperforming loans, changes in economic conditions, or for other reasons. Various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Federal Reserve regulators examined the Company in the third quarter of 2004 and the Bank was most recently examined by the Federal Deposit Insurance Corporation, “FDIC”, in the first quarter of 2005. No additional provision for loan losses was required as a result of these examinations.

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

The Bank’s total allowances for loan losses as of December 31, 2005 was $26.6 million, or 1.31%, of total loans as compared to $25.2 million, or 1.31% of total loans at December 31, 2004.

The following table summarizes changes in the allowance for loan losses and other selected statistics for the periods presented:

Table 6 — Summary of Changes in the Allowance for Loan Losses

	Year Ending December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)

Average total loans	$1,987,591	$1,743,844	$1,512,997	$1,345,720	$1,237,230

Allowance for loan losses, beginning of year	$25,197	$23,163	$21,387	$18,190	$15,493
Charged-off loans:
Commercial and Industrial	120	181	195	134	144
Business Banking(1)	505	N/A	N/A	N/A	N/A
Commercial Real Estate	—	—	—	—	—
Residential Real Estate	—	—	—	—	63
Commercial Construction	—	—	—	—	—
Residential Construction	—	—	—	—	—
Consumer — Home Equity	—	—	—	—	—
Consumer — Auto	1,772	2,089	1,938	1,958	2,115
Consumer — Other	1,077	329	196	373	404

Total charged-off loans	3,474	2,599	2,329	2,465	2,726

Recoveries on loans previously charged-off:
Commercial and Industrial	85	214	283	628	194
Business Banking(1)	14	N/A	N/A	N/A	N/A
Commercial Real Estate	128	2	2	2	71
Residential Real Estate	—	30	—	—	—
Commercial Construction	—	—	—	—	—
Residential Construction	—	—	—	—	—
Consumer — Home Equity	20	—	—	—	—
Consumer — Auto	350	372	321	286	447
Consumer — Other	144	127	79	96	92

Total recoveries	741	745	685	1,012	804

Net loans charged-off	2,733	1,854	1,644	1,453	1,922
Allowance related to business combinations	—	870	—	—	—
Provision for loan losses	4,175	3,018	3,420	4,650	4,619

Allowance for loan losses, end of period	$26,639	$25,197	$23,163	$21,387	$18,190

Credit quality discount on acquired loans(2)	—	—	—	518	810
Total allowances for loan losses, end of year	$26,639	$25,197	$23,163	$21,905	$19,000

Net loans charged-off as a percent of average total loans	0.14%	0.11%	0.11%	0.11%	0.16%
Allowance for loan losses as a percent of total loans	1.31%	1.31%	1.46%	1.49%	1.40%
Allowance for loan losses as a percent of nonperforming loans	797.81%	932.53%	659.16%	695.06%	603.32%
Total allowances for loan losses as a percent of total loans (including credit quality discount)	1.31%	1.31%	1.46%	1.53%	1.46%
Total allowance for loan losses as a percent of nonperforming loans (including credit quality discount)	797.81%	932.53%	659.16%	711.89%	630.18%
Net loans charged-off as a percent of allowance for loan losses	10.26%	7.36%	7.10%	6.79%	10.57%
Recoveries as a percent of charge-offs	21.33%	28.66%	29.41%	41.05%	29.49%

(1)	For periods prior to December 31, 2005, Business Banking loans are included in Commercial and Industrial and Consumer-Other.

(2)	The Bank established a separate credit quality discount in 2000 as a reduction of the loan balances acquired from FleetBoston Financial. The credit quality discount was fully utilized by 2003.

The allowance for loan losses is allocated to various loan categories as part of the Bank’s process of evaluating the adequacy of the allowance for loan losses. Allocated allowances increased by approximately $1.7 million to $24.1 million at December 31, 2005. Increased amounts of allowance were allocated to five major loan categories: commercial real estate, business banking, real estate construction, consumer home equity, and consumer other. The increased amounts allocated to these loan categories represented substantially all of the increase in the allocated allowance amounts, as compared to December 31, 2004. Decreased allowances were posted in commercial & industrial, residential real estate, and consumer auto, due mainly to a lower level of outstanding loan balances from the end of 2004.

The decrease of 7.5% in allowance allocated to the commercial and industrial category is attributed to the risk rating changes of certain loan balances and to portfolio turnover. Additionally, those loan balances in certain commercial and industrial loan groupings that have been repaid were replaced by newly originated loan balances that have been placed into other loan groupings within this loan category that require different levels of allocated allowance based upon the ascertainable risk characteristics of those loans.

The decrease in the amount of allowance allocated to the consumer auto loan category of 7.4% reflects a 7.3% decrease in loan balances, from December 31, 2004 to December 31, 2005.

The increase in the amount of allowance allocated to the commercial real estate category is due to loan balance growth within this loan category attributed to new loan origination and risk rating changes of certain loan balances. Loan balances outstanding in this portfolio, at December 31, 2005, increased by 11.4%, while the amount of allowance allocated to this portfolio grew by 11.7%, as compared to December 31, 2004. The amount of allowance allocated reflects increases in loan balances distributed among certain loan types within commercial real estate that require different levels of allocated allowance based upon the ascertainable risk characteristics of those loans.

The increase in the amount of allowance allocated to the real estate construction portfolio is due to loan balance growth within this portfolio attributed to new loan origination and the risk rating changes of certain loan balances. Loan balances outstanding in this portfolio component, at December 31, 2005, increased by 11.2%, while the corresponding amount of allowance allocated increased by 19.6%, as compared to December 31, 2004. The amount of allowance allocated within the real estate — construction portfolio reflects loan balance growth distributed among certain loan groupings within this portfolio that require different levels of allocated allowance based upon the ascertainable risk characteristics of those loans.

The increase in the amount of allowance allocated to the consumer-home equity portfolio is due to growth in this loan portfolio attributed to new loan origination. Outstanding balances at December 31, 2005 grew by 29.4% as compared to the amount shown at December 31, 2004, while the corresponding amount of allowance allocated increased by 29.5%, as compared to December 31, 2004.

The increase in the amount of allowance allocated to the consumer-other loan portfolio reflects 3.2% growth in loan balances as compared to December 31, 2004. Consumer-other is comprised of other consumer loan product types including non-auto installment loans, overdraft lines and other credit line facilities.

The increase in the amount of allowance allocated to the business banking portfolio component resulted from a 17.6% increase in loan balances as compared to December 31, 2004.

The following table summarizes the allocation of the allowance for loan losses for the years indicated:

Table 7 — Summary of Allocation of Allowance for Loan Losses

	At December 31,
	2005		2004		2003		2002			2001
		Percent of		Percent of		Percent of			Percent of			Percent of
		Loans In		Loans In		Loans In			Loans In			Loans In
		Category		Category		Category		Credit	Category		Credit	Category
	Allowance	To Total	Allowance	To Total	Allowance	To Total	Allowance	Quality	To Total	Allowance	Quality	To Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Discount	Loans	Amount	Discount	Loans
	(Dollars in thousands)

Allocated Allowance:
Commercial and Industrial	$3,134	7.6%	$3,387	8.2%	$4,653	10.8%	$3,435	$10	10.6%	$3,036	$27	11.6%
Business Banking (1)	1,193	2.5%	1,022	2.3%	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Commercial Real Estate	11,554	33.5%	10,346	32.0%	9,604	35.7%	7,906	419	35.7%	6,751	635	35.7%
Real Estate Construction	3,474	7.3%	2,905	7.0%	1,389	5.4%	1,196	—	4.1%	1,152	—	3.6%
Residential Real Estate	650	21.2%	659	22.9%	488	20.6%	422	—	19.7%	343	—	17.6%
Consumer — Home Equity	755	12.4%	583	10.1%	398	8.4%	304	63	7.6%	247	106	7.2%
Consumer — Auto	2,629	12.9%	2,839	14.8%	2,399	15.2%	2,623	22	18.6%	2,638	38	20.7%
Consumer — Other	757	2.6%	667	2.7%	1,244	3.9%	1,073	4	3.7%	983	6	3.6%
Imprecision Allowance	2,493	N/A	2,789	N/A	2,988	N/A	4,428	—	N/A	3,040	—	N/A

Total Allowance for Loan Losses	$26,639	100.0%	$25,197	100.0%	$23,163	100.0%	$21,387	$518	100.0%	$18,190	$810	100.0%

(1)	For the periods prior to December 31, 2004, Business Banking loans are included in Commercial and Industrial and Consumer — Other.

Allocated allowance for loan losses are determined using both a formula-based approach applied to groups of loans and an analysis of certain individual loans for impairment.

The formula-based approach evaluates groups of loans to determine the allocation appropriate within each portfolio section. Individual loans within the commercial and industrial, commercial real estate and real estate construction loan portfolio sections are assigned internal risk ratings to group them with other loans possessing similar risk characteristics. The level of allowance allocable to each group of risk-rated loans is then determined by management applying a loss factor that estimates the amount of probable loss inherent in each category. The assigned loss factor for each risk rating is a formula-based assessment of historical loss data, portfolio characteristics, economic trends, overall market conditions, past experience and management’s analysis of considerations of probable loan loss based on these factors.

During the quarter-ended March 31, 2005, enhancements to the Bank’s internal risk-rating framework were implemented. These enhancements refine the definitional detail of the risk attributes and characteristics that compose each risk grouping and add granularity to the assessment of credit risk across those defined risk groupings.

Allocations for business banking, residential real estate and other consumer loan categories are principally determined by applying loss factors that represent management’s estimate of probable or expected losses inherent in those categories. In each section, inherent losses are estimated, based on a formula-based assessment of historical loss data, portfolio characteristics, economic trends, overall market conditions, past loan loss experience and management’s considerations of probable loan loss based on these factors.

The other method used to allocate allowances for loan losses entails the assignment of allowance amounts to individual loans on the basis of loan impairment. Certain loans are evaluated individually and are judged to be impaired when management believes it is probable that the Bank will not collect all of the contractual interest and principal payments as scheduled in the loan agreement. Under this method, loans are selected for evaluation based upon a change in internal risk rating, occurrence of delinquency, loan classification or non-accrual status. A specific allowance amount is allocated to an individual loan when such loan has been deemed impaired and when the amount of a probable loss is able to be estimated on the basis of: (a) the present value of anticipated future cash flows or on the loan’s observable fair market value or (b) the fair value of collateral if the loan is collateral dependent. Loans with a specific allowance and the amount of such allowance totaled $558,000 and $1,000, respectively, at December 31, 2005 and $1.1 million and $400,000, respectively, at December 31, 2004.

A portion of the allowance for loan loss is not allocated to any specific section of the loan portfolio. This non-specific allowance is maintained for two primary reasons: (a.) there exists an inherent subjectivity and imprecision to the analytical processes employed and (b.) the prevailing business environment, as it is affected by changing economic conditions and various external factors, may impact the portfolio in ways currently unforeseen. Moreover, management has identified certain risk factors, which could impact the degree of loss sustained within the portfolio. These include: (a.) market risk factors, such as the effects of economic variability on the entire portfolio, and (b.) unique portfolio risk factors that are inherent characteristics of the Bank’s loan portfolio. Market risk factors may consist of changes to general economic and business conditions that may impact the Bank’s loan portfolio customer base in terms of ability to repay and that may result in changes in value of underlying collateral. Unique portfolio risk factors may include industry concentration or covariant industry concentrations, geographic concentrations or trends that may exacerbate losses resulting from economic events which the Bank may not be able to fully diversify out of its portfolio.

Due to the imprecise nature of the loan loss estimation process and ever changing conditions, these risk attributes may not be adequately captured in data related to the formula-based loan loss components used to determine allocations in the Bank’s analysis of the adequacy of the allowance for loan losses. Management, therefore, has established and maintains an imprecision allowance for loan losses reflecting the uncertainty of future economic conditions within the Bank’s market area. The amount of this measurement imprecision allocation was $2.5 million at December 31, 2005.

Inflationary concerns resulting from higher energy and commodity prices, potential downward pressure on housing prices, fluctuating interest rates, and changes in the level of employment are just some of the drivers that could impact local and regional economic growth and the banking environment in the near term. Unforeseen changes in the economy can impact the risk characteristics of the Bank’s loan portfolio. As such, management maintains the imprecision allowance based on its analysis of regional and local economic conditions.

As of December 31, 2005, the allowance for loan losses totaled $26.6 million as compared to $25.2 million at December 31, 2004. Based on the processes described above, management believes that the level of the allowance for possible loan losses at December 31, 2005 is adequate.

Securities Portfolio  The Company’s securities portfolio consists of trading assets, securities available for sale, securities which management intends to hold until maturity, and Federal Home Loan Bank (“FHLB”) stock. Equity securities which are held for the purpose of funding Rabbi Trust obligations (see Note 13 “Employee Benefits” of the Notes to Consolidated Financial Statements in Item 8 hereof). are classified as trading assets. Trading assets are recorded at fair value with changes in fair value recorded in earnings. Trading assets were $1.6 million at December 31, 2005 and 2004.

Securities which management intends to hold until maturity consist of mortgage-backed securities, state, county and municipal securities and corporate debt securities. Securities held to maturity as of December 31, 2005 are carried at their amortized cost of $104.3 million and exclude gross unrealized gains of $2.7 million and gross unrealized losses of $230,000. A year earlier, securities held to maturity totaled $108.0 million excluding gross unrealized gains of $4.6 million and gross unrealized losses of $370,000.

Securities available for sale consist of certain, U.S. Treasury and U.S. Government agency obligations, mortgage-backed securities, collateralized mortgage obligations, and state, county and municipal securities. These securities are carried at fair value and unrealized gains and losses, net of applicable income taxes, are recognized as a separate component of stockholders’ equity. The fair value of securities available for sale at December 31, 2005 totaled $581.5 million including the associated pre-tax net unrealized loss totaled $14.4 million. A year earlier, securities available for sale were $680.3 million including a pre-tax net unrealized loss of $327,000. In 2005 and

2004, the Company recognized $616,000 and $1.5 million, respectively of net gains on the sale of available for sale securities.

The following table sets forth the amortized cost and percentage distribution of securities held to maturity at the dates indicated.

Table 8 — Amortized Cost of Securities Held to Maturity

	At December 31,
	2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Mortgage-Backed Securities	$6,936	6.7%	$8,971	8.3%	$13,156	10.8%
State, County and Municipal Securities	41,628	39.9%	43,084	39.9%	47,266	38.8%
Corporate Debt Securities	55,704	53.4%	55,912	51.8%	61,472	50.4%

Total	$104,268	100.0%	$107,967	100.0%	$121,894	100.0%

The following table sets forth the fair value and percentage distribution of securities available for sale at the dates indicated.

Table 9 — Fair Value of Securities Available for Sale

	At December 31,
	2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

U.S. Treasury and U.S. Government Agency Securities	$151,253	26.0%	$140,356	20.6%	$146,576	27.8%
Mortgage-Backed Securities	257,532	44.3%	349,716	51.4%	181,983	34.5%
Collateralized Mortgage Obligations	150,322	25.8%	170,661	25.1%	178,000	33.7%
State, County and Municipal Securities	22,409	3.9%	19,553	2.9%	20,948	4.0%

Total	$581,516	100.0%	$680,286	100.0%	$527,507	100.0%

The following two tables set forth contractual maturities of the Bank’s securities portfolio at December 31, 2005. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Table 10 — Amortized Cost of Securities Held to Maturity

Amounts Maturing

	Within		Weighted	One Year		Weighted	Five		Weighted			Weighted			Weighted
	One	% of	Average	to Five	% of	Average	Years to	% of	Average	Over Ten	% of	Average		% of	Average
	Year	Total	Yield	Years	Total	Yield	Ten Years	Total	Yield	Years	Total	Yield	Total	Total	Yield
	(Dollars in thousands)

Mortgage Backed Securities	$—	0.0%	—	$—	0.0%	—	$—	0.0%	—	6,936	6.7%	5.5%	6,936	6.7%	5.5%
State, County and Municipal Securities	38	0.0%	5.0%	654	0.6%	4.1%	13,761	13.2%	4.3%	27,175	26.1%	5.0%	41,628	39.9%	4.8%
Corporate Debt Securities	—	0.0%	0.0%	—	0.0%	—	—	0.0%	—	55,704	53.4%	7.9%	55,704	53.4%	7.9%

Total	$38	0.0%	5.0%	$654	0.6%	4.1%	$13,761	13.2%	4.3%	$89,815	86.2%	6.9%	$104,268	100.0%	6.5%

Table 11 —  Fair Value of Securities Available for Sale

Amounts Maturing

	Within		Weighted	One Year		Weighted	Five		Weighted			Weighted			Weighted
	One	% of	Average	to Five	% of	Average	Years to	% of	Average	Over Ten	% of	Average		% of	Average
	Year	Total	Yield	Years	Total	Yield	Ten Years	Total	Yield	Years	Total	Yield	Total	Total	Yield
	(Dollars in thousands)

U.S. Treasury and U.S. Government Agency Securities	$—	0.0%	0.0%	$151,253	26.0%	3.7%	$—	0.0%	0.0%	$—	0.0%	0.0%	$151,253	26.0%	3.7%
Mortgage Backed Securities	—	0.0%	0.0%	240	0.0%	8.0%	78,847	13.6%	4.5%	178,445	30.7%	4.7%	257,532	44.3%	4.6%
Collateralized Mortgage Obligations	—	0.0%	0.0%	—	0.0%	0.0%	—	0.0%	0.0%	150,322	25.9%	4.0%	150,322	25.9%	4.0%
State, County and Municipal Securities	3,400	0.6%	3.2%	15,749	2.7%	4.4%	3,260	0.5%	5.5%	—	0.0%	0.0%	22,409	3.8%	4.4%

Total	$3,400	0.6%	3.2%	$167,242	28.7%	3.7%	$82,107	14.1%	4.5%	$328,767	56.6%	4.4%	$581,516	100.0%	4.2%

At December 31, 2005 and 2004, the Bank had no investments in obligations of individual states, counties or municipalities which exceeded 10% of stockholders’ equity. In addition, there were no sales of state, county or municipal securities in 2005 or 2004.

Bank Owned Life Insurance  In 1998, the Bank purchased $30.0 million of Bank Owned Life Insurance (“BOLI”). The Bank purchased these policies for the purpose of protecting itself against the cost/loss due to the death of key employees and to offset the Bank’s future obligations to its employees under its retirement and benefit plans. During 2003, certain split dollar life policies with shared ownership between the Bank and certain executives were reassigned in total to the Bank in response to new legislation that considers any payments by a company to a split dollar life policy to be a prohibited loan (see Note 13 “Employee Benefits” of the Notes to Consolidated Financial Statements in Item 8 hereof). The original insurance policies totaling $1.4 million, are now included within the Bank’s BOLI portfolio and will be used to fund future obligations to its employees under its retirement and benefits plan. The value of BOLI was $44.8 million and $42.7 million at December 31, 2005 and 2004, respectively. The Bank recorded income from BOLI of $1.8 million in 2005 and $1.9 million in both 2004, and 2003, respectively.

Deposits  As of December 31, 2005, deposits of $2.2 billion were $145.3 million, or 7.1%, higher than the prior year-end. Core deposits increased by $65.4 million, or 4.1%. Core deposits consist of demand deposits, savings and interest checking deposits and money market deposits. The time deposits category increased by $79.9 million, or 17.8%, to $529.1 million at December 31, 2005.

The following table sets forth the average balances of the Bank’s deposits for the periods indicated.

Table 12 — Average Balances of Deposits

	2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Demand Deposits	$514,611	24.0%	$478,073	24.1%	$428,396	24.7%
Savings and Interest Checking	599,797	28.0%	570,661	28.8%	494,498	28.5%
Money Market	519,461	24.2%	456,970	23.0%	350,118	20.2%
Time Certificates of Deposits	510,611	23.8%	478,037	24.1%	462,453	26.6%

Total	$2,144,480	100.0%	$1,983,741	100.0%	$1,735,465	100.0%

The Bank’s time certificates of deposit of $100,000 or more totaled $167.2 million at December 31, 2005. The maturity of these certificates is as follows:

Table 13 —  Maturities of Time Certificate of Deposits Over $100,000

	Balance	Percentage
	(In thousands)

1 to 3 months	$89,706	53.6%
4 to 6 months	31,223	18.7%
7 to 12 months	33,218	19.9%
Over 12 months	13,095	7.8%

Total	$167,242	100.0%

Borrowings  The Bank’s borrowings amounted to $587.8 million at December 31, 2005, a decrease of $67.4 million from year-end 2004. At December 31, 2005, the Bank’s borrowings consisted primarily of FHLB borrowings totaling $417.5 million, a decrease of $120.4 million from the prior year-end. The decrease in FHLB borrowings is due to strong deposit growth and the Company’s ability to obtain lower cost of funds through federal funds purchased and assets sold under repurchase agreements as well as a reduction in the Company’s securities portfolio.

The remaining borrowings consisted of federal funds purchased; assets sold under repurchase agreements, junior subordinated debentures and treasury tax and loan notes. These borrowings totaled $170.3 million at December 31, 2005, an increase of $53.1 million from the prior year-end. See Note 8 “Borrowings” of the Notes to Consolidated Financial Statements included in Item 8 hereof for a schedule of borrowings outstanding and their interest rates and other information related to the Company’s borrowings.

Junior Subordinated Debentures  The Company formed Independent Capital Trust III (“Trust III”) and Independent Capital Trust IV (“Trust IV”) in 2001 and 2002, respectively, for the purposes of issuing Corporation-Obligated Mandatory Redeemable Trust Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures of the Corporation (“trust preferred securities”) and investing the proceeds in junior subordinated securities issued by the Company (the “Junior Subordinated Debentures”). Additionally, Trust III and Trust IV issued $0.8 million in common securities to the Company. These proceeds were then used to redeem previously issued trust preferred securities issued at higher rates. The Company initially raised this capital for the purposes of supporting asset growth. Under regulatory capital requirements, within certain limitations, the Junior Subordinated Debentures qualify as Tier I and Tier II capital.

Effective March 31, 2004, the Company no longer consolidates its investment in Capital Trust III and Capital Trust IV previously, recorded in the mezzanine section of the balance sheet between liabilities and equity as Corporation-Obligated Mandatory Redeemable Trust Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures of the Corporation, due to the adoption of FIN No. 46R (See FIN No. 46 “Consolidation of Variable Interest Entities” within Recent Accounting Pronouncements included in Item 7, hereof). Rather, the Company now classifies its obligation to the trusts within borrowings as Junior Subordinated Debentures. Additionally, the distributions payable on these securities and the amortization of the issuance costs are no longer reported as Minority Interest. The interest expense on the debentures, which includes the amortization of the issuance costs, is now captured as borrowings expense.

Junior Subordinated Debentures were $51.5 million at both December 31, 2005 and 2004. The unamortized issuance costs are included in other assets. Unamortized issuance costs were $2.0 million and $2.1 million in 2005 and 2004, respectively.

Minority Interest expense was $1.1 million, and $4.4 million, in 2004, and 2003, respectively. Interest expense on the junior subordinated debentures, reported in borrowings expense, which includes the amortization of the issuance cost, was $4.5 million in 2005 and $3.3 million in 2004.

The Company unconditionally guarantees all Trust III and Trust IV obligations under the trust preferred securities.

In December, the Trustees of Trust III and Trust IV declared a cash dividend of $0.54 and $0.52 per share to stockholders of record of Trust III and Trust IV, respectively, as of the close of business on December 29, 2005. The dividend was paid on December 30, 2005. The Company has paid on all scheduled dividends.

Investment Management  As of December 31, 2005, the Rockland Trust Investment Management Group had assets under management of $680.1 million which represents approximately 1,340 trust, fiduciary, and agency accounts. At December 31, 2004, assets under management were $563.9 million representing approximately 1,215 trust, fiduciary, and agency accounts. Income from the Investment Management Group amounted to $4.9 million, $4.2 million, and $3.8 million for 2005, 2004, and 2003, respectively, and is reported on an accrual basis.

Retail Investments and Insurance  For the year ending December 31, 2005, 2004 and 2003 retail investments and insurance income was $404,000, $517,000, and $566,000, respectively. Retail investments and insurance, previously titled mutual fund sales, now includes revenue generated through Independent Financial Market Group (“IFMG”), a Sun Life Financial Company, IFMG’s insurance subsidiary IFS Agencies, Inc. (“IFS”), and Savings Bank Life Insurance of Massachusetts (“SBLI”).

RESULTS OF OPERATIONS

Summary of Results of Operations  Net income was $33.2 million for the year ended December 31, 2005, compared to $30.8 million for the year ended December 31, 2004. Diluted earnings per share were $2.14 and $2.03 for the years ended 2005 and 2004, respectively.

In 2005 the Company realized $616,000 of security gains as compared to $1.5 million of security gains in 2004. In 2004, the Company also realized a gain on the sale of a branch of $1.8 million, and merger and acquisition expense of $684,000.

Return on average assets and return on average equity was 1.11% and 15.10%, respectively, for the year ending December 31, 2005 as compared to 1.13% and 16.27%, respectively, for the year ending December 31, 2004. Equity to assets was 7.50% as of December 31, 2005 compared to 7.16% for the same period last year.

Net Interest Income  The amount of net interest income is affected by changes in interest rates and by the volume, mix, and interest rate sensitivity of interest-earning assets and interest-bearing liabilities.

On a fully tax-equivalent basis, net interest income was $107.7 million in 2005, an 8.0% increase from 2004 net interest income of $99.6 million reported in 2004. This growth comes despite contraction in the net interest margin of 7 basis points from the 3.95% recorded in 2004 to 3.88% in 2005.

Growth in net interest income in 2005 compared with that of 2004 was primarily the result of a 14.0% increase in the average balance of the loan portfolio in 2005 as compared to 2004. The yield on earning assets was 5.68% in 2005, compared with 5.41% in 2004. The average balance of securities decreased by $6.0 million, or 0.8%, as compared with the prior year. The average balance of loans increased by $243.7 million, or 14.0%, and the yield on loans increased by 35 basis points to 6.12% in 2005, compared to 5.77% in 2004. This increase in the yield on earning assets was due to the higher interest rate environment in 2005 than during 2004 and growth in earning assets. During 2005, the average balance of interest-bearing liabilities increased by $215.2 million, or 10.7%, over 2004 average balances. The average cost of these liabilities increased to 2.23% compared to 1.82% in 2004.

The following table presents the Company’s average balances, net interest income, interest rate spread, and net interest margin for 2005, 2004, and 2003. Non-taxable income from loans and securities is presented on a fully tax-equivalent basis whereby tax-exempt income is adjusted upward by an amount equivalent to the prevailing federal income taxes that would have been paid if the income had been fully taxable.

Table 14 — Average Balance, Interest Earned/Paid & Average Yields

	Years Ended December 31,
	2005			2004			2003
		Interest			Interest			Interest
	Average	Earned/	Average	Average	Earned/	Average	Average	Earned/	Average
	Balance	Paid	Yield	Balance	Paid	Yield	Balance	Paid	Yield
	(Dollars in thousands)

Interest-Earning Assets:
Federal Funds Sold, Assets Purchased Under Resale Agreement and Short Term Investments	$14,023	$515	3.67%	$750	$17	2.27%	$34	$—	0.00%
Securities:
Trading Assets	1,548	36	2.33%	1,507	48	3.19%	1,116	36	3.23%
Taxable Investment Securities	708,043	31,188	4.40%	712,663	31,549	4.43%	639,361	29,724	4.65%
Non-Taxable Investment Securities(1)	62,771	4,126	6.57%	64,215	4,261	6.64%	64,967	4,416	6.80%

Total Securities	772,362	35,350	4.58%	778,385	35,858	4.61%	705,444	34,176	4.84%
Loans(1)	1,987,591	121,605	6.12%	1,743,844	100,560	5.77%	1,512,997	95,994	6.34%

Total Interest-Earning Assets	$2,773,976	$157,470	5.68%	$2,522,979	$136,435	5.41%	$2,218,475	$130,170	5.87%

Cash and Due from Banks	65,703			68,024			64,529
Other Assets	144,747			120,550			100,618

Total Assets	$2,984,426			$2,711,553			$2,383,622

Interest-Bearing Liabilities:
Deposits:
Savings and Interest Checking Accounts	$599,797	$3,037	0.51%	$570,661	$2,800	0.49%	$494,498	$2,302	0.47%
Money Market	519,461	9,549	1.84%	456,970	5,871	1.28%	350,118	4,278	1.22%
Time Certificates of Deposits	510,611	13,172	2.58%	478,037	10,254	2.15%	462,453	11,222	2.43%

Total Interest Bearing Deposits	1,629,869	25,758	1.58%	1,505,668	18,925	1.26%	1,307,069	17,802	1.36%
Borrowings:
Federal Home Loan Bank Borrowings	468,821	18,162	3.87%	407,836	13,900	3.41%	356,152	14,236	4.00%
Federal Funds Purchased and Assets Sold Under Repurchase Agreements	80,074	1,389	1.73%	61,199	589	0.96%	51,803	482	0.93%
Junior Subordinated Debentures	51,546	4,469	8.67%	38,871	3,364	8.65%	—	—	—
Treasury Tax and Loan Notes	1,653	40	2.42%	3,154	19	0.60%	2,764	13	0.47%

Total Borrowings	602,094	24,060	4.00%	511,060	17,872	3.50%	410,719	14,731	3.59%

Total Interest-Bearing Liabilities	$2,231,963	$49,818	2.23%	$2,016,728	$36,797	1.82%	$1,717,788	$32,533	1.89%

Demand Deposits	514,611			478,073			428,396
Corporation-Obligated Mandatorily Redeemable Securities of Subsidiary Holding Solely Parent Company Debentures	—			11,769			47,814
Other Liabilities	17,897			15,849			23,256

Total Liabilities	$2,764,471			$2,522,419			$2,217,254
Stockholders’ Equity	219,955			189,134			166,368

Total Liabilities and Stockholders’ Equity	$2,984,426			$2,711,553			$2,383,622

Net Interest Income(1)		$107,652			$99,638			$97,637

Interest Rate Spread(2)			3.45%			3.59%			3.98%

Net Interest Margin(3)			3.88%			3.95%			4.40%

Supplemental Information:
Total Deposits, Including Demand Deposits	$2,144,480	$25,758		$1,983,741	$18,925		$1,735,465	$17,802
Cost of Total Deposits			1.20%			0.95%			1.03%
Total Funding Liabilities, Including Demand Deposits	$2,746,574	$49,818		$2,494,801	$36,797		$2,146,184	$32,533
Cost of Total Funding Liabilities			1.81%			1.47%			1.52%

(1)	The total amount of adjustment to present interest income and yield on a fully tax-equivalent basis is $1,809, $1,822 and $1,864 in 2005, 2004 and 2003, respectively.

(2)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average costs of interest-bearing liabilities.

(3)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

The following table presents certain information on a fully-tax equivalent basis regarding changes in the Company’s interest income and interest expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to (1) changes in rate (change in rate multiplied by prior year volume), (2) changes in volume (change in volume multiplied by prior year rate) and (3) changes in volume/rate (change in rate multiplied by change in volume).

Table 15 — Volume Rate Analysis

	Year Ended December 31,
	2005 Compared To 2004				2004 Compared To 2003				2003 Compared To 2002
			Change				Change				Change
	Change	Change	Due to		Change	Change	Due to		Change	Change	Due to
	Due to	Due to	Volume/	Total	Due to	Due to	Volume/	Total	Due to	Due to	Volume/	Total
	Rate	Volume	Rate	Change	Rate	Volume	Rate	Change	Rate	Volume	Rate	Change
	(In thousands)

Income on Interest-Earning Assets:
Federal Funds Sold Assets Purchased Under Resale Agreement and Short Term Investments	$10	$301	$187	$498	$1	$0	$16	$17	$(378)	$(378)	$378	$(378)
Securities:
Trading Assets	(13)	1	—	(12)	—	12	—	12	10	—	—	10
Taxable Securities	(157)	(205)	1	(361)	(1,420)	3,408	(163)	1,825	(8,588)	(1,126)	247	(9,467)
Non-Taxable Securities(1)	(40)	(96)	1	(135)	(105)	(51)	1	(155)	(119)	671	(20)	532

Total Securities:	(210)	(300)	2	(508)	(1,525)	3,369	(162)	1,682	(8,697)	(455)	227	(8,925)
Loans(1) (2)	6,132	14,056	857	21,045	(8,746)	14,646	(1,334)	4,566	(13,569)	12,300	(1,687)	(2,956)

Total	$5,932	$14,057	$1,046	$21,035	$(10,270)	$18,015	$(1,480)	$6,265	$(22,644)	$11,467	$(1,082)	$(12,259)

Expense of Interest-Bearing Liabilities:
Deposits:
Savings and Interest Checking Accounts	$89	$143	$5	$237	$124	$355	$19	$498	$(1,011)	$481	$(162)	$(692)
Money Market	2,529	803	346	3,678	220	1,306	67	1,593	(1,653)	478	(141)	(1,316)
Time Certificates of Deposits	2,077	699	142	2,918	(1,302)	378	(44)	(968)	(4,161)	(1,207)	309	(5,059)

Total Interest-Bearing Deposits:	4,695	1,645	493	6,833	(958)	2,039	42	1,123	(6,825)	(248)	6	(7,067)
Borrowings:
Federal Home Loan Bank Borrowings	1,899	2,079	284	4,262	(2,099)	2,067	(305)	(337)	(3,180)	2,955	(625)	(850)
Federal Funds Purchased and Assets Sold Under Repurchase Agreements	472	182	146	800	17	87	3	107	(155)	(196)	38	(313)
Junior Subordinated Debentures	6	1,097	2	1,105	—	—	3,364	3,364	—	—	—	—
Treasury Tax and Loan Notes	57	(9)	(27)	21	4	1	1	6	(24)	(15)	8	(31)

Total Borrowings	2,434	3,349	405	6,188	(2,078)	2,155	3,063	3,140	(3,359)	2,744	(579)	(1,194)

Total	$7,129	$4,994	$898	$13,021	$(3,036)	$4,194	$3,105	$4,263	$(10,184)	$2,496	$(573)	$(8,261)

Change in Net Interest Income	$(1,197)	$9,063	$148	$8,014	$(7,234)	$13,821	$(4,585)	$2,002	$(12,460)	$8,971	$(509)	$(3,998)

(1)	The total amount of adjustment to present interest income and yield on a fully tax-equivalent basis is $1,809, $1,822 and $1,864 in 2005, 2004 and 2003, respectively.

(2)	Loans include portfolio loans, loans held for sale and nonaccrual loans, however unpaid interest on nonperforming loans has not been included for purposes of determining interest income.

Net interest income on a fully tax-equivalent basis increased by $8.0 million in 2005 compared to 2004. Interest income on a fully tax-equivalent basis increased by $21.0 million, or 15.4%, to $157.5 million in 2005 as compared to the prior year-end primarily contributable to the growth in the average loan portfolio of $243.7 million to $2.0 billion during 2005. Based upon loan volume growth alone (not considering the impact of rate change and mix), interest income increased $14.1 million in 2005. Interest income from taxable securities decreased by $361,000, or 1.1%, to $31.2 million in 2005 as compared to the prior year. The overall yield on interest earning assets increased by 5.0% to 5.68% in 2005 as compared to 5.41% in 2004.

Interest expense for the year ended December 31, 2005 increased to $49.8 million from the $36.8 million recorded in 2004, an increase of $13.0 million, or 35.4%, of which $7.1 million is due to the increase in rates on deposits and borrowings. The total cost of funds increased 23.1% to 1.81% for 2005 as compared to 1.47% for 2004. Helping to offset some of the increase in the total cost of funds was a $36.5 million, or 7.6%, increase in non-interest bearing demand deposit balances. Average interest-bearing deposits increased $124.2 million, or 8.2% over prior year along with the cost of these deposits from 1.26%, to 1.58% attributable to both a higher rate environment and increases in higher yielding deposit categories.

Average borrowings increased by $91.0 million, or 17.8%, from the 2004 average balance. The majority of this increase is attributable to an increase in Federal Home Loan Bank borrowings of $61.0 million with an additional $12.7 million of the increase resulting from the inclusion of junior subordinated debentures in borrowings beginning in March of 2004 (see Junior Subordinated Debentures in Item 7 hereof.) The average cost of borrowings increased to 4.00% from 3.50%.

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

The provision for loan losses increased in 2005 to $4.2 million, compared with $3.0 million in 2004. Provision for loan losses increased by $1.2 million as compared to last year maintaining a 1.31% reserve to loan ratio. For the year ended December 31, 2005, net loan charge-offs totaled $2.7 million, an increase of $879,000 from the prior year. The allowance for loan losses at December 31, 2005 was 797.81% of nonperforming loans, as compared to 932.53% at the prior year-end.

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

Non-Interest Income  The following table sets forth information regarding non-interest income for the periods shown.

Table 16 — Non-Interest Income

Years Ended December 31,	2005	2004	2003
	(In thousands)

Service charges on deposit accounts	$13,103	$12,345	$11,409
Investment management services	5,287	4,683	4,340
Mortgage banking income	3,155	2,763	4,451
Bank owned life insurance	1,831	1,902	1,862
Net gain on sales of securities	616	1,458	2,629
Gain on branch sale	—	1,756	—
Other non-interest income	3,158	3,448	3,103

Total	$27,150	$28,355	$27,794

Non-interest income, which is generated by deposit account service charges, investment management services, mortgage banking activities, and miscellaneous other sources, amounted to $27.2 million in 2005, a $1.2 million, or 4.2%, decrease from the prior year. The majority of the decrease is attributable to the sale of a bank branch in North Eastham, MA during the fourth quarter of 2004 that resulted in a pre-tax gain of approximately $1.8 million as well as a decrease in net securities sales gains of $842,000. Service charges on deposit accounts, which represented 48.3% of total non-interest income in 2005, increased from $12.3 million in 2004 to $13.1 million in 2005, reflecting strong organic growth in core deposits, a full year of earnings related to the acquired deposits in 2005 and increased service charges on overdrafts and return check charges implemented in August 2005. Investment management services revenue increased by 12.9% to $5.3 million compared to $4.7 million in 2004, due to growth in managed assets. Assets under administration at December 31, 2005 were $680.1 million an increase of $116.1 million, or 20.6% as compared to December 31, 2004.

Mortgage banking income of $3.2 million in 2005, increased by 14.2% from the $2.8 million recorded in 2004. The increase is a result of selling a higher percentage of loan production and changes in market rates favorably impacting servicing asset amortization. The Bank’s mortgage banking revenue consists primarily of servicing released premiums, net servicing income, and gains and losses on the sale of loans which includes application fees and origination fees on sold loans.

Gains and losses on sales of mortgage loans are recorded as mortgage banking income. The gains and losses resulting from the sales of loans with servicing retained are adjusted to recognize the present value of future servicing fee income over the estimated lives of the related loans. Residential real estate loans and the related servicing rights are sold on a flow basis.

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

At December 31, 2005 the mortgage servicing rights asset was $2.9 million, or 0.86% of the serviced loan portfolio. At December 31, 2004 the mortgage servicing rights asset was $3.3 million, or 0.84% of the serviced loan portfolio.

Net security gains were $616,000 for the twelve months ended December 31, 2005 as compared to $1.5 million for the same period in 2004, a decrease of $842,000, or 57.8%.

Other non-interest income decreased by $290,000, or 8.4% for the twelve months ended December 31, 2005, mainly due to a decrease in commercial loan prepayment fees.

Non-Interest Expense  The following table sets forth information regarding non-interest expense for the periods shown.

Table 17 — Non-Interest Expense

Years Ended December 31,	2005		2004		2003
	(Dollars in thousands)

Salaries and employee benefits		$47,912		$44,899		$41,508
Occupancy and equipment expenses		10,070		8,894		8,692
Data processing and facilities management		4,091		4,474		4,517
Merger and acquisition		—		684		—
Other
Advertising	1,959		2,447		1,985
Telephone	1,385		1,777		1,720
Postage	1,006		942		1,034
Debit card and ATM processing	940		624		546
Software maintenance	873		308		628
Consulting	794		1,701		1,637
Examinations and audits	785		626		496
Legal fees	641		478		534
Business development	157		482		205
Prepayment penalty on borrowings	—		—		1,941
Other non-interest expense	9,879	18,419	9,355	18,740	8,384	19,110

Total		$80,492		$77,691		$73,827

Non-interest expense increased by $2.8 million, or 3.6%, during the year ended December 31, 2005 as compared to the same period last year. Salaries and employee benefits increased by $3.0 million, or 6.7%, for the year ended December 31, 2005, as compared to the prior year reflecting annual merit increases for employees, select additions to staff to support strategic initiatives, severance expense due to position eliminations of $333,000 recognized during the quarter ended December 31, 2005, an annual increase in performance based incentive compensation of $399,000 as well as increases in pension costs of $634,000 and medical insurance of $303,000.

Occupancy and equipment expenses increased $1.2 million, or 13.2%, for the twelve months ended December 31, 2005. The increase in this expense is primarily driven by facilities rent associated with the Falmouth Bancorp, Inc. acquisition which closed in mid 2004, closed branch lease buyout expense and the accelerated write-off of assets associated with these branch closings, two de novo branches, and increased depreciation expense related to a new phone system installed in 2004. Snow removal cost also increased by $165,000 on a year over year basis due to the inclement weather experienced in the early part of 2005.

Data processing and facilities management expense has decreased $383,000, or 8.6%, for the twelve months ended December 31, 2005, compared to the same period in 2004, as a result of a new data processing contract finalized in the latter part of 2004.

Merger and acquisition expense of $684,000 related to the purchase of Falmouth Bancorp, Inc. was recognized in the twelve months ended December 31, 2004. No merger and acquisition expense was recognized in 2005.

Other non-interest expenses decreased by $321,000, or 1.7%, for the twelve months ended December 31, 2005, as compared to the same period in the prior year. The decrease in the twelve month period is due to lower consultant fees of $907,000, advertising expense of $488,000, telephone expense of $392,000, and business development fees of $325,000. These charges were offset by increases in software maintenance fees of $565,000, ATM and debit card services of $316,000 related primarily to system conversion charges, and internet banking expense of $215,000.

Minority Interest  Effective March 31, 2004, the Company no longer reports the interest payable, net of the amortization of the issuance costs, on the Corporation-Obligated Mandatorily Redeemable Trust Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures of the Corporation as Minority Interest. Rather, the interest expense on the Junior Subordinated Debentures, offset by the amortization of the issuance costs, effective March 31, 2004, is captured in borrowings expense. See Junior Subordinated Debentures in Item 7 hereof.

Minority Interest expense was zero, $1.1 million, and $4.4 million in 2005, 2004, and 2003, respectively. Interest expense on the junior subordinated debentures, reported in the borrowings expense, was $4.5 million in 2005 and $3.3 million in 2004 and zero in 2003.

Income Taxes  For the years ended December 31, 2005, 2004 and 2003 the Company recorded combined federal and state income tax provisions of $15.1 million, $13.6 million and $15.5 million, respectively. These provisions reflect effective income tax rates of 31.3%, 30.7% and 37.0%, in 2005, 2004, and 2003, respectively, which are less than the Bank’s blended federal and state statutory tax rate of 41.8%. The lower effective income tax rates are attributable to certain non-taxable interest and dividends, certain tax efficiency strategies employed by the Company, and tax credits. The effective rate increased 60 basis points for 2005 as compared to 2004 mainly due to a decrease in securities held at the Company’s security corporations year over year. Overall period to period comparisons are skewed due to the Company’s recognition in 2003 of a $2.0 million charge, net of income tax benefits and applicable interest, directly to the provision for income taxes due to a settlement with the Massachusetts Department of Revenue (“DOR”) in connection to the retroactive change to Massachusetts tax law on the deductibility of Real Estate Investment Trust’s (“REIT”) dividend distributions to its parent Company and due to the recognition of $750,000 and $1.5 million of New Markets Tax Credits in 2004 and 2005, respectively. The Company’s effective rate for fiscal year 2003 excluding the $2.0 million settlement charge was 32.2%.

During the second quarter of 2004, the Company announced that one of its subsidiaries (a Community Development Entity, or “CDE”) had been awarded $30 million in tax credit allocation authority under the New Markets Tax Credit Program of the United States Department of Treasury. In both 2004 and 2005, the Bank invested $15.0 million in the CDE providing it with the capital necessary to begin assisting qualified businesses in low-income communities throughout its market area. Based upon the Bank’s total $30.0 million investment, it will be eligible to receive tax credits over a eight year period totaling 39% of its investment, or $11.7 million. The Company has begun recognizing the benefit of these tax credits by reducing the provision of income taxes by $750,000 and $1.5 million during 2004 and 2005, respectively. The following table details the tax credit recognition by year based upon the $15 million invested in 2004 and 2005.

Table 18 — New Markets Tax Credit Recognition Schedule

Investment		2004	2005	2006	2007	2008	2009	2010	2011	Total
		(Dollars in thousands)

2004	$15M	$750	$750	$750	$900	$900	$900	$900	$—	$5,850
2005	$15M	—	$750	$750	$750	$900	$900	$900	$900	$5,850

Total	$30M	$750	$1,500	$1,500	$1,650	$1,800	$1,800	$1,800	$900	$11,700

The tax effects of all income and expense transactions are recognized by the Company in each year’s consolidated statements of income regardless of the year in which the transactions are reported for income tax purposes.

Comparison of 2004 vs. 2003  The Company’s assets increased to $2.9 billion in 2004, an increase of $507.2 million, or 20.8%, from the $2.4 billion reported in 2003. Securities increased by $145.8 million, or 21.7%, to $818.2 million at December 31, 2004 from $672.5 million a year earlier. Loans increased by $335.2 million, or 21.2%, during the twelve months ended December 31, 2004. At December 31, 2004, deposits of $2.1 billion were $276.9 million, or 15.5%, higher than the prior year-end. Core deposits increased $279.2 million, or 21.0%, and time deposits decreased $2.3 million, or 0.5%. Borrowings were $655.2 million at December 31, 2004, an increase of $239.8 million from December 31, 2003. During 2004, the Company completed the acquisition of Falmouth Bancorp, Inc., parent of Falmouth Co-Operative Bank (“Falmouth”) resulting in total assets acquired of $158.4 million, total liabilities assumed of $141.6 million, or $16.8 million of net assets. The acquisition contributed to many of the balance variances discussed below. For more insight into the acquisition see the 2004 Form 10-K.

Net income for 2004 was $30.8 million, or $2.03 per diluted share compared to $26.4 million, or $1.79 per diluted share, for 2003. Return on average assets and return on average equity were 1.13% and 16.27%, respectively, for 2004 and 1.11% and 15.89%, respectively, for 2003.

Net interest income on a fully tax-equivalent basis increased by $2.0 million in 2004 compared to 2003. Interest income on a fully tax-equivalent basis increased by $6.3 million, or 4.8%, to $136.4 million in 2004 as compared to the prior year-end mainly due to the growth in the average loan balance of $230.8 million to $1.7 billion at December 31, 2004. Based upon loan volume growth alone (not considering the impact of rate change and mix), interest income increased $14.6 million in 2004. Interest income from taxable securities increased by $1.8 million, or 6.1%, to $31.5 million in 2004 as compared to the prior year mainly attributable to higher balances on average in 2004. The overall yield on interest earning assets decreased by 7.8% to 5.41% in 2004 from the 5.87% reported the prior year during 2004 due to the higher yielding assets being replaced in a lower rate environment.

Interest expense for the year ended December 31, 2004 increased to $36.8 million from the $32.5 million recorded in 2003, an increase of $4.3 million, or 13.1%, due to an increase in the average balance on deposits and borrowings. The increase is partially offset by an overall decrease in the cost of funds from 1.89% in 2003 to 1.82% in 2004. Contributing to this decrease was a $49.7 million, or 8.6%, increase in non-interest bearing demand deposit balances favorably impacting the Bank’s cost of funds. Average interest-bearing deposits increased $198.6 million, or 15.2%, over prior year, however, the cost of these deposits decreased from 1.36% to 1.26% attributable to both a lower rate environment and increases in lower yielding deposit categories.

Average borrowings increased by $100.3 million, or 24.4% from the 2003 average balance of which $38.9 million of the increase is due to the inclusion of junior subordinated debentures (see Junior Subordinated Debentures of the Corporation in Item 7 hereof) and the majority of the remaining increase is in Federal Home Loan Bank borrowings. The average cost of borrowings decreased to 3.50% from 3.59% despite the inclusion of the aforementioned junior subordinated debentures yielding 8.65%.

The provision for loan losses was $3.0 million in 2004 compared to $3.4 million in 2003. The allowance for loan losses at December 31, 2004 was 932.53% of nonperforming loans compared to 659.16% at December 31, 2003. Nonperforming loans represented 0.14% of gross loans at December 31, 2004 compared to 0.22% at December 31, 2003. Nonperforming assets were down $812,000 from December 31, 2003 to $2.7 million or 0.09% of total assets at December 31, 2004.

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

Mortgage banking income of $2.8 million in 2004, decreased by 37.9% from the $4.5 million recorded in 2003. The decrease experienced is a result of the decline in refinancing activity that was at its peak in 2003.

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

Other non-interest income increased by $345,000 for the twelve months ended December 31, 2004, compared to the same period in 2003 mainly due to increased commercial loan prepayment fees.

Non-interest expense increased by $3.9 million, or 5.2%, during the year ended December 31, 2004 as compared to the same period last year. Non-interest expense, excluding the merger and acquisition expense taken in the third quarter of 2004 and the prepayment penalty on borrowings taken in the second quarter of 2003, increased by $5.1 million, or 7.1%, for the year ended December 31, 2004, as compared to the prior year. Salaries and employee benefits increased by $3.4 million, or 8.2%, for the year ended December 31, 2004, as compared to the prior year reflecting additions to staff to support continued growth as well as increased pension expense.

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

During the twelve months ended December 31, 2004, the Company incurred expenses of approximately $684,000, related to the Falmouth acquisition.

Other non-interest expenses, not broken out in Table 17, “Non-Interest Expense”, increased $1.3 million, or 17.1%, for the twelve months ended December 31, 2004 compared to the same period in 2003. The increase in other non-interest expenses for the year is primarily attributable to increased expenditures for the Company’s key business initiatives. During 2004, the Company incurred business initiative expenses to implement a small business banking model, to expand residential lending, to develop a new set of consumer deposit products, to improve the commercial loan process, to fund retail sales training, and to fund a core information system selection process. The Company estimates that the total cost associated with its business initiatives was approximately $2.1 million for the twelve months ended December 31, 2004, across all expense categories. In addition, advertising and business development increased by $739,000 for the twelve months ended December 31, 2004, as compared to the same period in the prior year, to support the aforementioned business initiatives and capitalize on market changes due to merger disruption.

Risk Management  The Company’s Board of Directors and executive management have identified seven significant “Risk Categories” consisting of credit, interest rate, liquidity, operations, compliance, reputation and strategic risk. The Board of Directors has approved a Risk Management Policy that addresses each category of risk. The chief executive officer, chief financial officer, chief technology and operations officer, the senior lending officer and other members of management provide regular reports to the Board of Directors that review the level of risk to limits established by the Risk Management Policy and other Policies approved by the Board of Directors that address risk and any key risk issues and plans to address these issues.

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

From time to time, the Bank has utilized interest rate swap agreements and interest rates caps and floors as hedging instruments against interest rate risk. An interest rate swap is an agreement whereby one party agrees to pay a floating rate of interest on a notional principal amount in exchange for receiving a fixed rate of interest on the same notional amount for a predetermined period of time from a second party. Interest rate caps and floors are agreements whereby one party agrees to pay a floating rate of interest on a notional principal amount for a predetermined period of time to a second party if certain market interest rate thresholds are realized. The assets relating to the notional principal amount are not actually exchanged.

At December 31, 2005 the Company had interest rate swaps, designated as “cash flow” hedges, with total notional values of $110.0 million. The purpose of these swaps is to hedge the variability in the cash outflows of LIBOR based borrowings attributable to changes in interest rates. Under these swap agreements the Company pays a fixed rate of interest of 3.65% on $50.0 million notional value through November 21, 2006, 2.49% on $25.0 million notional value through January 21, 2007, and 4.06% on $35.0 million through January 10, 2010, and all receive 3 month LIBOR rate of interest. These swaps had a positive fair value of $2.0 million at December 31, 2005. The Company also has a $100 million, 4.0% 3-month LIBOR interest rate cap with an effective date of January  31, 2005 and a maturity date of January 31, 2008. The interest rate cap pays the Company when 3-month LIBOR exceeds 4.0% on a rate reset date during the effective period of the cap. At December 31, 2005 the interest rate cap had a fair value of $1.7 million.

Subsequently, during January 2006, the Company sold the interest rate swap that was hedging $25.0 million of 3 month LIBOR revolving FHLB borrowings with a maturity date of November 21, 2006 in connection with the Company’s decision not to re-enter into these borrowings. A gain of approximately $237,000 will be recognized during the three months ending March 31, 2006 against the interest expense on FHLB borrowings.

During the third quarter ending September 30, 2005, the Company sold an interest rate swap that was hedging $25.0 million of 3-month LIBOR revolving FHLB borrowings in connection with the Company’s decision not to re-enter into these borrowings. The gain of $215,000 on the sale of this swap was recognized in earnings against the interest expense on FHLB borrowings.

At December 31, 2004 the Company had interest rate swaps with a value of $75.0 million. Under these swap agreements the Company pays a fixed rate of interest of 3.65% on $50 million of the notional value through November 2006, and 2.49% on the remaining $25 million notional value through January 2007, and both receive a 3 month LIBOR rate of interest. These swaps had a positive fair value of $142,000 at December 31, 2004. All changes in the fair value of the interest rate swaps are recorded, net of tax, through equity as other comprehensive income.

To improve the Company’s asset sensitivity, the Company sold interest rate swaps hedged against loans during the year ending December 31, 2002 resulting in total deferred gains of $7.1 million. The deferred gain is classified in other comprehensive income, net of tax, as a component of equity. The interest rate swaps sold had total notional amounts of $225.0 million. These swaps were accounted for as cash flow hedges, and therefore, the deferred gains will be amortized into interest income over the remaining life of the hedged item, which will run-off in April of 2007. At December 31, 2005, there are $980,000 gross, or $568,000 million, net of tax, of such deferred gains included in other comprehensive income.

Additionally, the Company enters into commitments to fund residential mortgage loans with the intention of selling them in the secondary markets. The Company also enters into forward sales agreements for certain funded loans and loan commitments to protect against changes in interest rates. The Company records unfunded commitments and forward sales agreements at fair value with changes in fair value as a component of Mortgage Banking Income. At December 31, 2005 the Company had residential mortgage loan commitments with a fair value of $108,000 and forward sales agreements with a fair value of ($22,000). At December 31, 2004 the Company had residential mortgage loan commitments with a fair value of $148,000 and forward sales agreements with a fair value of ($47,000). Changes in these fair values of ($15,000) and $10,000 for the years ending December 31, 2005 and 2004, respectively, are recorded as a component of mortgage banking income.

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

The Company’s policy on interest-rate risk simulation specifies that if interest rates were to shift gradually up or down 200 basis points, estimated net interest income for the subsequent 12 months should decline by less than 6.0%. Given the unusually low rate environments at December 31, 2004, the Company assumed a 100 basis point decline in interest rates in addition to the normal 200 basis point increase in rates. The Company was well within policy limits at December 31, 2005 and 2004.

The Company’s earnings are not directly and materially impacted by movements in foreign currency rates or commodity prices. Movements in equity prices may have an indirect but modest impact on earnings by affecting the volume of activity or the amount of fees from investment-related business lines.

The following table sets forth the estimated effects on the Company’s net interest income over a 12-month period following the indicated dates in the event of the indicated increases or decreases in market interest rates:

Table 19 — Interest Rate Sensitivity

	200 Basis Point	200 Basis Point	100 Basis Point
	Rate Increase	Rate Decrease	Rate Decrease

December 31, 2005	(1.56%)	(0.87%)	N/A
December 31, 2004	(3.25%)	N/A	1.06%

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

The most significant factors affecting market risk exposure of the Company’s net interest income during 2005 were (i) changes in the composition and prepayment speeds of mortgage assets and loans (ii) the shape of the U.S. Government securities and interest rate swap yield curve (iii) the level of U.S. prime interest rates and (iv) the level of rates paid on deposit accounts.

The table below provides information about the Company’s derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including interest rate swaps, interest rate caps and debt obligations. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For interest rate swaps, the table presents notional amounts and weighted average interest rates by expected maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on implied forward rates at the reporting date. For interest rate caps, the table presents notional amounts by expected maturity dates, the strike rate, and the anticipated average interest rate cap will pay based upon the implied forward rates at the reporting date.

Table 20 — Expected Maturities of Long Term Debt and Interest Rate Derivatives

	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
	(Dollars in thousands)

LIABILITIES
Long Term debt:
Fixed Rate	$210,118	$126	$35,111	$3	$52,003	$171,662	$469,023	$476,563
Average interest rate	4.26%	5.82%	3.47%	3.75%	4.94%	5.86%	4.86%
Variable Rate	—	—	—	—	—	—	—
Average interest rate	—	—	—	—	—	—	—
INTEREST RATE DERIVATIVES
Interest Rate Swaps:
Variable to Fixed	$50,000	$25,000	—	—	$35,000	$—	$110,000	$1,967
Average pay rate	3.65%	2.49%	—	—	4.06%	—	3.52%
Average receive rate	4.79%	4.78%	—	—	4.76%	—	4.78%
Fixed to Variable	—	—	—	—	—	—	—
Average pay rate	—	—	—	—	—	—	—
Average receive rate	—	—	—	—	—	—	—
Interest Rate Cap:
Variable Rate with Interest Rate Cap	—	—	$100,000	—	—	—	—	$1,655
Interest rate cap strike rate	—	—	4.00%	—	—	—	—
Net receive rate (1)	—	—	0.75%	—	—	—	—

(1)	Represents anticipated weighted average rate received from the interest rate cap.

Liquidity  Liquidity, as it pertains to the Company, is the ability to generate adequate amounts of cash in the most economical way for the institution to meet its ongoing obligations to pay deposit withdrawals and to fund loan commitments. The Company’s primary sources of funds are deposits, borrowings, and the amortization, prepayment and maturities of loans and securities.

The Bank utilizes its extensive branch network to access retail customers who provide a stable base of in-market core deposits. These funds are principally comprised of demand deposits, interest checking accounts, savings accounts, and money market accounts. Deposit levels are greatly influenced by interest rates, economic conditions, and competitive factors. The Bank has also established repurchase agreements, with major brokerage firms as potential sources of liquidity. At December 31, 2005, the Company had $25.0 million outstanding of such repurchase agreements. In addition to agreements with brokers, the Bank also had customer repurchase agreements outstanding amounting to $88.3 million at December 31, 2005. As a member of the Federal Home Loan Bank, the Bank has access to approximately $743.1 million of borrowing capacity. On December 31, 2005, the Bank had $417.5 million outstanding in FHLB borrowings.

The Company, as a separately incorporated bank holding company, has no significant operations other than serving as the sole stockholder of the Bank. It’s commitments and debt service requirement, at December 31, 2005, consist of junior subordinated debentures, including accrued interest, issued to two unconsolidated subsidiaries, $25.8 million to Independent Capital Trust III and $25.8 million to Independent Capital Trust IV, in connection with the issuance of 8.625% Capital Securities due in 2031 and 8.375% Capital Securities due in 2032, respectively. See Note 17 “Junior Subordinated Debentures” of Notes to Consolidated Financial Statements of Item 8 hereof. The Parent only obligations relate to its reporting obligations under the Securities and Exchange Act of 1934, as amended and related expenses as a publicly traded company. The Company funds virtually all expenses through dividends paid by the Bank.

The Company actively manages its liquidity position under the direction of the Asset/Liability Management Committee. Periodic review under prescribed policies and procedures is intended to ensure that the Company will maintain adequate levels of available funds. At December 31, 2005, the Company’s liquidity position was well above policy guidelines. Management believes that the Bank has adequate liquidity available to respond to current and anticipated liquidity demands.

Capital Resources  The Federal Reserve Board (“FRB”), the Federal Deposit Insurance Corporation (“FDIC”), and other regulatory agencies have established capital guidelines for banks and bank holding companies. Risk-based capital guidelines issued by the federal regulatory agencies require banks to meet a minimum Tier 1 risk-based capital ratio of 4.0% and a total risk-based capital ratio of 8.0%. At December 31, 2005, the Company and the Bank exceeded the minimum requirements for Tier 1 risk-based and total risk-based capital.

A minimum requirement of 4.0% Tier 1 leverage capital is also mandated. On December 31, 2005, the Tier 1 leverage capital ratio for the Company and the Bank was 7.71% and 7.22%, respectively.

Table 21 — Capital Ratios for the Company and the Bank

	At December 31,
	2005	2004

The Company
Tier 1 leverage capital ratio	7.71%	7.06%
Tier 1 risk-based capital ratio	10.74%	10.19%
Total risk-based capital ratio	11.99%	11.44%
The Bank
Tier 1 leverage capital ratio	7.22%	6.95%
Tier 1 risk-based capital ratio	10.07%	10.04%
Total risk-based capital ratio	11.32%	11.29%

(See Note 18, “Regulatory Capital Requirements” of Notes to Consolidated Financial Statements in Item 8. hereof)

On January 19, 2006, the Company entered into a common stock repurchase program to repurchase up to 800,000 shares, or approximately 5%, of the Company’s outstanding common stock. The Company placed no deadline on the repurchase program, but expects to make open market or privately negotiated purchases from time to time. The timing and the amount of stock repurchases will depend upon market conditions, securities law limitations, and other corporate considerations. The repurchase program may be modified, suspended, or terminated by the Board of Directors at any time. The Company anticipates that it will maintain its well capitalized status.

Contractual Obligations, Commitments, Contingencies, and Off-Balance Sheet Financial Instruments

The Company has entered into contractual obligations and commitments and off-balance sheet financial instruments. The following tables summarize the Company’s contractual cash obligations and other commitments and off-balance sheet financial instruments at December 31, 2005.

Table 22 — Contractual Obligations, Commitments, and
Off-Balance Sheet Financial Instruments by Maturity

	Payments Due — By Period
		Less than	One to	Four to	After Five
Contractual Obligations	Total	One Year	Three Years	Five Years	Years
	(Dollars in thousands)

FHLB advances(1)	$417,477	$210,118	$35,237	$52,006	$120,116
Junior subordinated debentures	51,546	—	—	—	51,546
Lease obligations	13,666	2,537	3,831	2,841	4,457
Data processing and core systems	17,469	5,710	8,424	3,335	—
Other vendor contracts	2,015	1,260	755	—	—
Retirement benefit obligations(2)	29,558	1,792	1,996	580	25,190
Other
Treasury tax & loan notes	5,452	5,452	—	—	—
Securities sold under repurchase agreements	25,000	—	—	25,000	—
Customer repurchase agreements	88,335	88,335	—	—	—

Total contractual cash obligations	$650,518	$315,204	$50,243	$83,762	$201,309

	Amount of Commitment Expiring — By Period
Off-Balance Sheet		Less than	One to	Four to	After
Financial Instruments	Total	One Year	Three Years	Five Years	Five Years

Lines of credit	$279,884	$32,360	$—	$—	$247,524
Standby letters of credit	8,893	8,893	—	—	—
Other loan commitments	255,494	225,573	25,560	3,950	411
Forward commitments to sell loans	11,591	11,591	—	—	—
Interest rate swaps — notional value (1)(3)	110,000	50,000	25,000	35,000	—
Interest rate caps — notional value(1)(4)	100,000	—	100,000	—	—

Total Commitments	$765,862	$328,417	$150,560	$38,950	$247,935

(1)	The Company has hedged short term borrowings.

(2)	Retirement benefit obligations include expected contributions to the Company’s pension plan, post retirement plan, and supplemental executive retirement plans. Expected contributions for the pension plan have been included only through plan year July 1, 2005 — June 30, 2006. Contributions beyond this plan year can not be quantified as they will be determined based upon the return on the investments in the plan. Expected contributions for the post retirement plan and supplemental executive retirement plans include obligations that are payable over the life of the participants.

(3)	Interest rate swaps on borrowings (Rockland Trust Company pays fixed, receives variable).

(4)	Interest rate cap on borrowings (4.00% 3-month LIBOR strike rate).

See Note 16, “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements included in Item 8 hereof for a discussion of the nature, business purpose, and importance of off-balance sheet arrangements.

Guarantees  FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” considers standby letters of credit, excluding commercial letters of credit and other lines of credit, a guarantee of the Bank. The Bank enters into a standby letter of credit to guarantee performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved is represented by the contractual amounts of those instruments. Under the standby letters of credit, the Bank is required to make payments to the beneficiary of the letters of credit upon request by the beneficiary so long as all performance criteria have been met. Most guarantees extend up to one year. At December 31, 2005 the maximum potential exposure amount of future payments is $8.7 million.

The collateral obtained is determined based upon management’s credit evaluation of the customer and may include cash, accounts receivable, inventory, property, plant, and equipment and income-producing real estate. The majority of the Bank’s letters of credit are collateralized by cash. The recourse provisions of the agreements allow the Bank to collect the cash used to collateralize the agreement. If another business asset is used as collateral and cash is not available, the Bank creates a loan for the customer with the same criteria of its other lending activities. Of the Bank’s maximum potential loss, $8.7 million is covered by collateral. The fair value of the guarantees are $61,000 and $70,000 at December 31, 2005 and 2004, respectively. The fair value of these guarantees is not material and not reflected on the balance sheet.

Return on Equity and Assets  The consolidated returns on average equity and average assets for the year ended December 31, 2005 were 15.10% and 1.11%, respectively, compared to 16.27% and 1.13% reported for the same periods last year. The ratio of equity to assets was 7.5% at December 31, 2005 and 7.2% at December 31, 2004.

Dividends  The Company declared cash dividends of $0.60 per common share in 2005 and $0.56 per common share in 2004. The 2005 and 2004 ratio of dividends paid to earnings was 27.79% and 27.23% respectively.

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

Acquisition  On July 16, 2004, the Company completed its acquisition of Falmouth Bancorp, Inc., the parent of Falmouth Co-Operative Bank. In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” the acquisition was accounted for under the purchase method of accounting and, as such, was included in the results of operations from the date of acquisition. The Company issued 586,903 shares of common stock in connection with the acquisition. The value of the common stock, $28.74, was determined based on the average price of the Company’s shares over a five day period including the two days preceding the announcement date of the acquisition, the announcement date of the acquisition and the two days subsequent to the announcement date of the acquisition. The estimated fair value of the assets acquired and liabilities assumed at the date of acquisition inclusive of adjustments made to the estimated fair value of assets acquired recorded subsequent to the date of acquisition was $16.9 million.

Recent Accounting Pronouncements

Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”)  In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004). SFAS No. 123R replaces SFAS No. 123 “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”. SFAS No. 123R will require that the compensation cost relating to share-based payment awards be recognized in the Company’s financial statements, eliminating pro forma disclosure as an alternative. That cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards are remeasured to fair value each reporting period. On April 14, 2005, the SEC issued a press release deferring the compliance date of SFAS 123R, which had an original effective date of the first interim or annual period beginning after June 15, 2005, until the beginning of a company’s next fiscal year for calendar-year companies. For the Company, implementation is therefore required beginning January 1, 2006. The impact of the Company adopting such accounting can be seen in Note 1, “Summary of Significant Accounting Policies,” Stock-Based Compensation of the Notes to Consolidated Financial Statements included in Item 8 hereof. The Company estimates that, after the adoption of SFAS 123R, the compensation expense related to share-based payment transactions to be recognized in earnings in the year ending December 31, 2006 will be approximately $14,000 before tax for options granted to date using the Black-Scholes valuation method and will be approximately $51,000 before tax for restricted stock awards granted to date. See Note 1, “Summary of Significant Accounting Policies” Stock Based Compensation for additional information on restricted stock grants. Management has determined that it will continue to use the Black-Scholes valuation method to value share-based payments and that it will apply the modified prospective transition method upon adoption of SFAS 123R. Management has not decided the amount or type of share-based compensation to be issued in 2006 and beyond and, therefore, the impact of adopting SFAS 123R is not known at this time.

FASB Staff Position (“FSP”) FAS 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards”  In November 2005, the FASB issued FSP FAS 123R-3. This FSP provides a simplified, elective transition alternative to (1) calculating the beginning balance of the pool of excess tax benefits available to absorb tax deficiencies subsequent to the adoption of SFAS 123R (“APIC Pool”) and (2) determining the subsequent impact on the APIC Pool from the tax benefits of awards that are fully vested and outstanding upon the adoption of SFAS 123R. An entity shall follow either the transition guidance described in this FSP or the transition guidance described in SFAS 123R paragraph 81. An entity that adopts SFAS 123R using the modified prospective or modified retrospective application may make a one-time election to adopt the transition method described in this FSP. An entity may take up to one year from the later of its initial adoption of SFAS 123R or the effective date of this FSP to make this one-time election. The Company has not yet determined the transition method that will be applied in calculating the APIC pool upon adoption of SFAS 123R.

FIN No. 46, “Consolidation of Variable Interest Entities — an Interpretation of Accounting Research Bulletin No. 51”  In January 2003, the FASB issued FIN No. 46. FIN 46 established accounting guidance for consolidation of variable interest entities (“VIE”) that function to support the activities of the primary beneficiary. The primary beneficiary of a VIE is the entity that absorbs a majority of the VIE’s expected losses, receives a majority of the VIE’s expected residual returns, or both, as a result of ownership, controlling interest, contractual relationship or other business relationship with a VIE. Prior to the implementation of FIN 46, VIEs were generally consolidated by an enterprise when the enterprise had a controlling financial interest through ownership of a majority of voting interest in the entity. The Company adopted FIN No. 46 as of February 1, 2003 for all arrangements entered into after January 31, 2003.

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

On March 1, 2005, the Board of Governors of the Federal Reserve issued a final ruling amending its risk-based capital standards for bank holding companies to allow continued inclusion of outstanding and prospective issuances of trust preferred securities in Tier 1 capital for regulatory capital purposes subject to quantitative limits applied to the aggregate amount of trust preferred securities and certain other capital elements. After a five-year transition period, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25 percent of Tier 1 capital elements, net of goodwill less any associated deferred tax liability. The amount of trust preferred securities and certain other elements in excess of the core capital limit generally will be includable in Tier 2 capital.

For all other arrangements entered into subsequent to January 31, 2003, the Company adopted FIN 46R as of December 31, 2003. There was no material impact on the Company’s financial position or results of operations.

FASB Emerging Issues Task Force (“EITF”) Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”  In November 2003 and March 2004, the FASB’s EITF issued a consensus on EITF Issue 03-1. The guidance in EITF 03-1 provided application guidance to assess whether there has been any event or economic circumstances to indicate that a security is impaired on an other-than-temporary basis. Consideration was to be given to the length of time the security has had a market value less than the cost basis, the intent an ability of the Company to hold the security for a period of time sufficient for a recovery in value, recent events specific to the issuer or industry and for debt securities, external credit ratings and recent downgrades. Securities deemed to be other-than-temporarily impaired are written down to fair value with the write-down recorded as a realized loss. Additionally the guidance provided for expanded annual disclosure.

In September 2004, the FASB issued FSP EITF Issue No. 03-1-1 “Effective Date of Paragraphs 10-20 of EITF Issue 03-1 The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, which delayed the effective date for the guidance in paragraphs 10-20. Paragraphs 10-20 address the considerations to be given to determine whether a security is other-than-temporarily impaired. Companies would still need to comply with the disclosure requirements under EITF 03-1 and all other relevant measurement and recognition requirements in other accounting literature.

In November 2005, the FASB issued FSP FAS 115-1 and 124-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This FSP nullifies certain requirements of EITF 03-1 and supersedes EITF Topic No. D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value”. This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. Additionally, the FSP addresses accounting considerations subsequent to the recognition of other-than-temporarily impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Other-than-temporary impairment per FSP FAS 115-1and FAS 124-1 require an investor to apply other existing guidance that is pertinent to the determination of whether an impairment is other-than-temporary rather than the evaluation guidance set forth in EITF 03-1. The guidance does require an impairment charge to be recognized in the current period if it is determined that a security will be sold in a subsequent period where the fair value is not expected to be fully recovered by the time of sale. This FSP is effective for other-than-temporary impairment analysis conducted in periods beginning after December 15, 2005. The adoptions of EITF 03-1 and EITF 03-1-1 did not have a material impact on the Company’s financial position or results of operations and the Company does not believe that the adoption of FSP FAS 115-1 and 124-1 will have a material impact on the Company’s financial position.

Statement of Position 03-3 (“SOP 03-3”), “Accounting for Certain Loans or Debt Securities Acquired in a Transfer”  In December 2003, the American Institute of Certified Public Accountants (“AICPA”) issued SOP 03-3. SOP 03-3 requires loans acquired through a transfer, such as a business combination, where there are differences in expected cash flows and contractual cash flows due in part to credit quality be recognized at their fair value. The yield that may be accreted is limited to the excess of the investor’s estimate of undiscounted expected principal, interest, and other cash flows over the investor’s initial investment in the loan. The excess of contractual cash flows over expected cash flows is not to be recognized as an adjustment of yield, loss accrual, or valuation allowance. Any future excess of cash flows over the original expected cash flows is to be recognized as an adjustment of future yield. Future decreases in actual cash flow compared to the original expected cash flow are recognized as a valuation allowance and expensed immediately. Valuation allowances can not be created nor “carried over” in the initial accounting for loans acquired in a transfer of loans with evidence of deterioration of credit quality since origination. However, valuation allowances for non-impaired loans acquired in a business combination can be carried over. This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004, with early adoption encouraged. The adoption of SOP 03-3 did not have a material impact on the Company’s financial position or results of operations.

FASB Staff Position (“FSP”) SOP 94-6-1, “Terms of Loan Products That May Give Rise to a Concentration of Credit Risk”  In December 2005, the FASB issued FSP SOP 94-6-1. This FSP was issued in response to inquiries from constituents and discussions with the SEC staff and regulators of financial institutions to address the circumstances in which the terms of loan products give rise to a concentration of credit risk as that term is used in SFAS No. 107 “Disclosures about Fair Value of Financial Instruments”, and what disclosures apply to entities who deal with loan products whose terms may give rise to a concentration of credit risk. An entity shall provide the disclosures required by SFAS No. 107 for either an individual loan product type or a group of loan products with similar features that are determined to represent a concentration of credit risk in accordance with the guidance of SOP 94-6-1 for all periods presented in financial statements. This SOP is effective for interim and annual periods ending after December 19, 2005. The adoption of FSP SOP 94-6-1 did not have a material impact on the Company’s financial position or results of operations.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Assets and Liability Management” in Item 7 hereof.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Independent Bank Corp.:

We have audited the accompanying consolidated balance sheets of Independent Bank Corp. and subsidiaries (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Independent Bank Corp. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Independent Bank Corp.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 22, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

Boston, Massachusetts
February 22, 2006

CONSOLIDATED BALANCE SHEETS

	At December 31,
	2005	2004
	(Dollars in thousands)

ASSETS
CASH AND DUE FROM BANKS	$66,289	$62,961
FEDERAL FUNDS SOLD AND ASSETS PURCHASED UNDER RESALE AGREEMENT & SHORT TERM INVESTMENTS	63,662	2,735
SECURITIES
TRADING ASSETS (Note 3)	1,557	1,572
SECURITIES AVAILABLE FOR SALE (Notes 1 and 4)	581,516	680,286
SECURITIES HELD TO MATURITY (Notes 1 and 4) (fair value $106,730 and $112,159)	104,268	107,967
FEDERAL HOME LOAN BANK STOCK (Note 8)	29,287	28,413

TOTAL SECURITIES	716,628	818,238

LOANS (Notes 1 and 5)
Commercial and Industrial	155,081	156,260
Commercial Real Estate	683,240	613,300
Commercial Construction	140,643	126,632
Business Banking	51,373	43,673
Residential Real Estate	428,343	427,556
Residential Construction	8,316	7,316
Residential Loans Held for Sale	5,021	10,933
Consumer — Home Equity	251,852	194,647
Consumer — Auto	263,179	283,964
Consumer — Other	53,760	52,077

TOTAL LOANS	2,040,808	1,916,358
LESS: ALLOWANCE FOR LOAN LOSSES	(26,639)	(25,197)

NET LOANS	2,014,169	1,891,161

BANK PREMISES AND EQUIPMENT, NET (Notes 1 and 6)	37,431	36,449
GOODWILL (Notes 1 and 10)	55,078	55,185
CORE DEPOSIT INTANGIBLES (Notes 1 and 10)	1,780	2,103
MORTGAGE SERVICING RIGHTS (Note 1)	2,892	3,291
BANK OWNED LIFE INSURANCE	44,762	42,664
OTHER ASSETS (Note 11)	38,994	29,139

TOTAL ASSETS	$3,041,685	$2,943,926

LIABILITIES & STOCKHOLDERS EQUITY
DEPOSITS
DEMAND DEPOSITS	$511,920	$495,500
SAVINGS AND INTEREST CHECKING ACCOUNTS	613,840	614,481
MONEY MARKET	550,677	501,065
TIME CERTIFICATES OF DEPOSIT OVER $100,000 (Note 7)	167,242	117,258
OTHER TIME CERTIFICATES OF DEPOSIT (Note 7)	361,815	331,931

TOTAL DEPOSITS	2,205,494	2,060,235

FEDERAL HOME LOAN BANK BORROWINGS (Note 8)	417,477	537,919
FEDERAL FUNDS PURCHASED AND ASSETS SOLD UNDER REPURCHASE AGREEMENTS (Note 8)	113,335	61,533
JUNIOR SUBORDINATED DEBENTURES (Notes 8 and 17)	51,546	51,546
TREASURY TAX AND LOAN NOTES (Note 8)	5,452	4,163

TOTAL BORROWINGS	587,810	655,161

OTHER LIABILITIES	20,229	17,787

TOTAL LIABILITIES	$2,813,533	$2,733,183

COMMITMENTS AND CONTINGENCIES (Note 16)
STOCKHOLDERS’ EQUITY (Notes 1 and 2)
PREFERRED STOCK, $.01 par value. Authorized: 1,000,000 Shares Outstanding: None	$—	$—

COMMON STOCK, $.01 par value. Authorized: 30,000,000 Issued: 15,413,841 Shares in 2005 and 15,326,236 shares in 2004	154	153
SHARES HELD IN RABBI TRUST AT COST 170,488 Shares in 2005 and 171,799 Shares in 2004	(1,577)	(1,428)
DEFERRED COMPENSATION OBLIGATION	1,577	1,428
ADDITIONAL PAID IN CAPITAL	59,700	59,415
RETAINED EARNINGS	175,284	150,241
ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX (Notes 1 and 16)	(6,986)	934

TOTAL STOCKHOLDERS’ EQUITY	228,152	210,743

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,041,685	$2,943,926

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2005	2004	2003
	(Dollars in thousands, except per share data)

INTEREST INCOME
Interest on Loans (Notes 1 and 5)	$121,241	$100,230	$95,666
Taxable Interest and Dividends on Securities (Note 4)	31,223	31,597	29,760
Non-taxable Interest and Dividends on Securities (Note 4)	2,682	2,769	2,880
Interest on Federal Funds Sold and Short-Term Investments	515	17	—

Total Interest Income	155,661	134,613	128,306

INTEREST EXPENSE
Interest on Deposits	25,758	18,925	17,801
Interest on Borrowings (Note 8)	24,060	17,872	14,732

Total Interest Expense	49,818	36,797	32,533

Net Interest Income	105,843	97,816	95,773

PROVISION FOR LOAN LOSSES (Notes 1 and 5)	4,175	3,018	3,420

Net Interest Income After Provision For Loan Losses	101,668	94,798	92,353

NON-INTEREST INCOME
Service Charges on Deposit Accounts	13,103	12,345	11,409
Investment Management Services	5,287	4,683	4,340
Mortgage Banking Income	3,155	2,763	4,451
BOLI Income	1,831	1,902	1,862
Net Gain on Sales of Securities (Note 4)	616	1,458	2,629
Gain on Branch Sale	—	1,756	—
Other Non-Interest Income	3,158	3,448	3,103

Total Non-Interest Income	27,150	28,355	27,794

NON-INTEREST EXPENSES
Salaries and Employee Benefits (Note 13)	47,912	44,899	41,508
Occupancy and Equipment Expenses (Notes 6 and 16)	10,070	8,894	8,692
Data Processing & Facilities Management	4,091	4,474	4,517
Advertising Expense	1,959	2,447	1,985
Telephone Expense	1,385	1,777	1,720
Consulting Expense	794	1,701	1,637
Prepayment Penalty on Borrowings	—	—	1,941
Merger and Acquisition Expense	—	684	—
Other Non-Interest Expenses (Note 14)	14,281	12,815	11,827

Total Non-Interest Expenses	80,492	77,691	73,827

Minority Interest Expense (Note 17)	—	1,072	4,353

INCOME BEFORE INCOME TAXES	48,326	44,390	41,967
PROVISION FOR INCOME TAXES (Notes 1 and 11)	15,121	13,623	15,536

NET INCOME	$33,205	$30,767	$26,431

BASIC EARNINGS PER SHARE	$2.16	$2.06	$1.82

DILUTED EARNINGS PER SHARE	$2.14	$2.03	$1.79

Weighted average common shares (Basic) (Notes 1, 2 and 9)	15,378,187	14,963,155	14,558,031
Common stock equivalents	143,728	191,273	180,047

Weighted average common shares (Diluted) (Notes 1, 2 and 9)	15,521,915	15,154,428	14,738,078

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Accumulated
			Shares	Deferred	Additional		Other
	Common	Treasury	Held in	Compensation	Paid-in	Retained	Comprehensive
	Stock	Stock	Rabbi Trust	Obligation	Capital	Earnings	Income (Loss)	Total
	(Dollars in thousands, except per share data)

BALANCE DECEMBER 31, 2002	$149	$(6,292)	$(1,189)	$1,189	$41,994	$110,910	$14,481	$161,242

Net Income						26,431		26,431
Cash Dividends Declared ($.52 per share)						(7,581)		(7,581)
Proceeds From Exercise of Stock Options (Note 2)		2,607			(314)			2,293
Tax Benefit on Stock Option Exercise					612			612
Change in Fair Value of Derivatives During Period, Net of Tax, and Realized Gains (Notes 1 and 16)							(1,899)	(1,899)
Deferred Compensation Obligation (Note 13)			(92)	92				—
Change in Unrealized Gain on Securities Available For Sale, Net of Tax and Realized Gains (Note 4)							(9,251)	(9,251)

BALANCE DECEMBER 31, 2003	$149	$(3,685)	$(1,281)	$1,281	$42,292	$129,760	$3,331	$171,847

Net Income						30,767		30,767
Cash Dividends Declared ($.56 per share)						(8,397)		(8,397)
Proceeds From Exercise of Stock Options (Note 2)		1,091			14	703		1,808
Tax Benefit on Stock Option Exercise					247			247
Common Stock Issued for Acquisition (Note 12)	6				16,862			16,868
Change in Fair Value of Derivatives During Period, Net of Tax, and Realized Gains (Notes 1 and 16)							(135)	(135)
Deferred Compensation Obligation (Note 13)			(147)	147				—
Change in Unrealized Gain on Securities Available For Sale, Net of Tax and Realized Gains (Note 4)							(2,262)	(2,262)
Elimination of Treasury Stock Due to Change in Massachusetts Law (Note 1)	(2)	2,594				(2,592)		—

BALANCE DECEMBER 31, 2004	$153	$—	$(1,428)	$1,428	$59,415	$150,241	$934	$210,743

Net Income						33,205		33,205
Cash Dividends Declared ($.60 per share)						(9,233)		(9,233)
Proceeds From Exercise of Stock Options (Note 2)	1					1,071		1,072
Tax Benefit on Stock Option Exercise					282			282
Restricted Shares Issued to Employees (Notes 1 and 2)					3			3
Change in Fair Value of Derivatives During Period, Net of Tax, and Realized Gains (Notes 1 and 16)							870	870
Deferred Compensation Obligation (Note 13)			(149)	149				—
Change in Unrealized Gain on Securities Available For Sale, Net of Tax and Realized Gains (Note 4)							(8,790)	(8,790)

BALANCE DECEMBER 31, 2005	$154	$—	$(1,577)	$1,577	$59,700	$175,284	$(6,986)	$228,152

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2005	2004	2003
	(In thousands)

Net Income	$33,205	$30,767	$26,431
Other Comprehensive (Loss), net of tax:
Decrease in unrealized gains on securities available for sale, net of tax of $5,089, $1,014 and $5,232, respectively	(8,404)	(1,631)	(7,414)
Less: reclassification adjustment for realized gains included in net earnings, net of tax of $230, $366, and $1,072, respectively	(386)	(631)	(1,837)

Net change in unrealized gain on securities available for sale, net of tax of $5,321, $1,380 and $6,304, respectively	(8,790)	(2,262)	(9,251)

Increase/(Decrease) in fair value of derivatives during the period, net of tax of $1,017, $605 and $308, respectively	1,405	1,095	(573)
Less: reclassification of realized gains on derivatives, net of tax of $388, $890, and $960, respectively	(535)	(1,230)	(1,326)

Net change in fair value of derivatives, net of tax of $629, $285 and $1,268, respectively	870	(135)	(1,899)
Other Comprehensive Loss, net of tax:	(7,920)	(2,397)	(11,150)

Comprehensive Income	$25,285	$28,370	$15,281

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2005	2004	2003
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$33,205	$30,767	$26,431
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED FROM OPERATING ACTIVITIES:
Depreciation and amortization	5,978	5,872	5,558
Provision for loan losses	4,175	3,018	3,420
Deferred income tax (benefit) expense	(2,291)	(460)	81
Loans originated for resale	(192,808)	(153,298)	(252,129)
Proceeds from mortgage loan sales	200,140	144,610	263,798
Gain on sale of mortgages	(1,420)	(774)	(1,848)
Net gain on sale of investments	(616)	(1,458)	(2,629)
Gain on branch sale	—	(1,756)	—
Prepayment penalty on borrowings	—	—	1,941
Loss (gain) recorded from mortgage servicing rights, net of amortization	399	378	(1,140)
Compensation expense from restricted stock grant	3	—	—
Changes in assets and liabilities:
(Increase) decrease in other assets	(3,262)	(5,521)	2,186
Increase (decrease) in other liabilities	2,276	(2,055)	(2,984)

TOTAL ADJUSTMENTS	12,574	(11,444)	16,254

NET CASH PROVIDED FROM OPERATING ACTIVITIES	45,779	19,323	42,685

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal repayments of Securities Held to Maturity	3,534	14,791	28,087
Proceeds from maturities, principal repayments and sales of Securities Available For Sale	216,104	187,341	424,662
Purchase of Securities Held to Maturity	—	(1,000)	(1,000)
Purchase of Securities Available For Sale	(131,818)	(343,728)	(464,641)
Purchase of Federal Home Loan Bank Stock	(874)	(5,628)	(4,871)
Net increase in Loans	(133,095)	(229,957)	(160,998)
Investment in Bank Premises and Equipment	(5,395)	(4,788)	(5,614)
Cash used for Merger and Acquisition, net of cash acquired	107	31,900	—
Net liabilities sold in branch sale transaction	—	(8,202)	—

NET CASH USED IN INVESTING ACTIVITIES	(51,437)	(359,271)	(184,375)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in Time Deposits	79,868	(48,794)	(23,067)
Net increase in Other Deposits	65,391	199,799	117,673
Net increase (decrease) in Federal Funds Purchased and Assets Sold Under Repurchase Agreements	51,802	22,108	(18,667)
Net (decrease) increase in Federal Home Loan Bank Borrowings	(120,442)	164,064	73,544
Net increase (decrease) in Treasury Tax & Loan Notes	1,289	(683)	(1,663)
Proceeds from stock issuance	1,072	1,808	2,293
Dividends Paid	(9,067)	(8,153)	(7,414)

NET CASH PROVIDED FROM FINANCING ACTIVITIES	69,913	330,149	142,699

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	64,255	(9,799)	1,009

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE YEAR	65,696	75,495	74,486

CASH AND CASH EQUIVALENTS AT THE END OF THE YEAR	$129,951	$65,696	$75,495

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest on deposits and borrowings	$48,810	$36,721	$33,188
Interest on shares subject to mandatory redemption	—	1,051	4,353
Income taxes	12,454	14,239	14,802
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Increase (decrease) in fair value of derivatives, net of tax	$870	$(135)	$(1,899)
Decrease in fair value of securities available for sale, net of tax	8,790	2,262	9,251
Issuance of shares from treasury stock for the exercise of stock options	—	1,091	2,607
In conjunction with the purchase acquisition detailed in Note 12 to the Consolidated Financial Statements, assets were acquired and liabilities were assumed as follows:
Fair value of assets acquired	$(107)	$158,438	—
Fair Value of liabilities assumed	—	141,570	—

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

Independent Bank Corp. (the “Company”) is a state chartered, federally registered bank holding company headquartered in Rockland, Massachusetts incorporated in 1986. The Company is the sole stockholder of Rockland Trust Company (“Rockland” or “the Bank”), a Massachusetts trust company chartered in 1907. The Company also owns 100% of the common stock of Independent Capital Trust III (“Trust III”) and Independent Capital Trust IV (“Trust IV”), each of which have issued trust preferred securities to the public. As of March 31, 2004, Trust III and Trust IV are no longer included in the Company’s consolidated financial statements (see FIN No. 46 discussion within Recent Accounting Pronouncements in Note 3 below). The Bank’s subsidiaries consist of: three Massachusetts securities corporations, RTC Securities Corp. I, RTC Securities Corp. X, and Taunton Avenue Securities Corp.; Taunton Avenue Inc.; Rockland Trust Community Development LLC (“RTC CDE I”) and Rockland Trust Community Development Corporation II (“RTC CDE II”). Taunton Avenue Inc. was formed in May 2003 to hold loans, industrial development bonds and other assets. RTC CDE I and RTC CDE II were formed in August 2003 and August 2005, respectively, to make loans and to provide financial assistance to qualified businesses and individuals in low-income communities in accordance with the U.S. Treasury’s New Markets Tax Credit Program criteria. All material intercompany balances and transactions have been eliminated in consolidation. When necessary, certain amounts in prior year financial statements have been reclassified to conform to the current year’s presentation.

Nature of Operations

Independent Bank Corp. is a one-bank holding company whose primary asset is its investment in Rockland Trust Company. Rockland is a state-chartered commercial bank, which operates 52 retail branches, nine commercial banking centers, three investment management group offices and four residential lending centers, all of which are located in the Plymouth, Barnstable, Norfolk and Bristol counties of southeastern Massachusetts and Cape Cod. Rockland’s deposits are insured by the Federal Deposit Insurance Corporation, subject to regulatory limits. The Company’s primary source of income is from providing loans to individuals and small-to-medium sized businesses in its market area.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Securities

Securities that are held principally for resale in the near-term and assets used to fund certain non-qualified executive retirement obligations, which are held in the form of Rabbi Trusts, are recorded as trading assets at fair value with changes in fair value recorded in earnings. Interest and dividends are included in net interest income. Quoted market prices, when available, are used to determine the fair value of trading instruments. If quoted market prices are not available, then fair values are estimated using pricing models, quoted prices of instruments with similar characteristics, or discounted cash flows. At December 31, 2005 and 2004, all assets classified in the trading account relate to the non-qualified executive retirement obligations.

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

Loans

Loans are carried at the principal amounts outstanding, adjusted by partial charge-offs and net deferred loan costs or fees. Interest income for commercial, business banking, real estate, and consumer loans, is accrued based upon the daily principal amount outstanding except for loans on nonaccrual status.

As permitted by banking regulations, consumer loans and home equity loans past due 90 days or more continue to accrue interest. In addition, certain commercial and real estate loans that are more than 90 days past due may be kept on an accruing status if the loan is well secured and in the process of collection. As a general rule, a commercial or real estate loan more than 90 days past due with respect to principal or interest is classified as a nonaccrual loan. Income accruals are suspended on all nonaccrual loans and all previously accrued and uncollected interest is reversed against current income. A loan remains on nonaccrual status until it becomes current with respect to principal and interest (and in certain instances remains current for up to three months), when the loan is liquidated, or when the loan is determined to be uncollectible and is charged-off against the allowance for loan losses.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer or residential loans for impairment disclosures. At December 31, 2005, impaired loans include all commercial real estate loans and commercial and industrial loans on nonaccrual status, restructured loans and certain potential problem loans for which a collateral deficit exists and a specific allocation of allowance for loan loss has been assigned.

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

Goodwill and Core Deposit Intangibles

Goodwill is the price paid over the net fair value of the acquired businesses and is not amortized. Goodwill is evaluated for impairment at least annually using fair value techniques, including multiples of price to equity and price to earnings. The Company determined that goodwill was not impaired during 2005.

Core deposit intangibles are identifiable intangible assets which represent the premium paid for purchased deposits and are amortized over seven years using the straight line method which approximates the expected period of time of economic benefits that are realized by the Company. Core deposit intangible is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Investment Management Group

Assets held in a fiduciary or agency capacity for customers are not included in the accompanying consolidated balance sheet, as such assets are not assets of the Company. Revenue from administrative and management activities associated with these assets is recorded on an accrual basis. Assets under administration at December 31, 2005 and 2004 were $680.1 million and $563.9 million, respectively.

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

Derivative financial instruments — As part of asset/liability management, the Bank utilizes interest rate swap agreements and interest rate caps or floors, to hedge various exposures or to modify interest rate characteristics of various balance sheet accounts. An interest rate swap is an agreement whereby one party agrees to pay a floating rate of interest on a notional principal amount in exchange for receiving a fixed rate of interest on the same notional amount for a predetermined period of time from a second party. Interest rate caps and floors are agreements whereby one party agrees to pay a floating rate of interest on a notional principal amount for a predetermined period of time to a second party if certain market interest rate thresholds are realized. The assets relating to the notional principal amount are not actually exchanged.

The Company has derivatives consisting of forward sales commitments, commitments to fund loans intended for sale, interest rate swaps and interest rate caps.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company uses interest rate swaps and interest rate caps that are recorded as derivatives. Interest rate swaps and interest rate caps are used primarily by the Company to hedge certain operational exposures resulting from changes in interest rates. Such exposures result from portions of the Company’s assets and liabilities that earn or pay interest at a fixed or floating rate. The Company measures the effectiveness of these hedges by modeling the impact on the exposures under various interest rate scenarios.

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

Guarantees

Standby letters of credit, excluding commercial letters of credit and other lines of credit, are considered guarantees of the Bank. The Bank enters into a standby letter of credit to guarantee performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved is represented by the contractual amounts of those instruments. Under the standby letters of credit, the Bank is required to make payments to the beneficiary of the letters of credit upon request by the beneficiary so long as all performance criteria have been met. Most guarantees extend up to one year. At December 31, 2005 the maximum potential amount of future payments is $8.7 million all of which is covered by collateral.

The collateral obtained is determined based upon management’s credit evaluation of the customer and may include cash, accounts receivable, inventory, property, plant, and equipment and income-producing real estate. The majority of the Bank’s letters of credit are collateralized by cash. The recourse provisions of the agreements allow the Bank to collect the cash used to collateralize the agreement. If another business asset is used as collateral and cash is not available, the Bank creates a loan for the customer with the same criteria as its other lending activities. The fair value of the guarantees are $61,000 and $70,000 at December 31, 2005 and 2004. The fair value of these guarantees is not material and not reflected on the balance sheet.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Earnings Per Share

Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding before any dilution during the period. Diluted earnings per share have been calculated in a manner similar to that of basic earnings per share except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares (such as those resulting from the exercise of stock options) were issued during the period, computed using the treasury stock method.

Bank Owned Life Insurance

Bank owned life insurance (“BOLI”) represents life insurance on the lives of certain employees who have provided positive consent allowing the Bank to be the beneficiary of such policies. The Bank purchases BOLI in order to use its earning to help offset the costs of the Bank’s benefit expenses including pre and post-retirement employee benefits. Increases in the cash surrender value (“CSV”) of the policies, as well as death benefits received net of any CSV, are recorded in other non-interest income, and are not subject to income taxes. The CSV of the policies are recorded as assets of the Bank. The Company reviews the financial strength of the insurance carriers prior to the purchase of BOLI and annually thereafter. BOLI with any individual carrier is limited to 15% of capital plus the allowance for loan losses and BOLI in total limited to 25% of capital plus the allowance for loan losses.

Treasury Stock

On July 1, 2004 Chapter 156D of the Massachusetts General Laws, a statute known as the Massachusetts Business Corporation Act, took effect. Chapter 156D applies to Massachusetts corporations, such as the Company, as of its effective date. One provision of Chapter 156D is designed to eliminate the concept of “treasury stock” and provides, in pertinent part, that shares that a Massachusetts company reacquires after July 1, 2004 will be treated as authorized but unissued shares. The Company has, based upon this change in Massachusetts law, retroactively converted its existing treasury stock to authorized but unissued shares back to July 1, 2004 and accounted for this change, in the aggregate amount of $2.6 million, as a reduction in the Company’s common stock (at par value) and retained earnings. There was no impact to total equity. At December 31, 2004 the Company had 124,488 shares at a cost of $1.9 million previously classified as treasury stock.

Stock-Based Compensation

For the year ending December 31, 2005, SFAS No. 123, “Accounting for Stock-Based Compensation” encourages, but does not require, adoption of a fair-value based method of accounting for employee stock-based compensation plans, where compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period. Until January 1, 2006, an entity could continue to apply Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”, and related interpretations, whereby compensation cost is the excess, if any, of the fair market value of the Company’s stock at the date of grant over the exercise price of options granted, provided the entity discloses the pro forma net income and earnings per share as if the fair-value method had been applied. Beginning on January 1, 2006, the Company was required to adopt Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123R”) (See discussion which follows in Recent Accounting Pronouncements), which will require the Company to reflect, in earnings, compensation expense measured at the date of grant based on the fair value of the awards and recognized over the requisite service period for awards granted or modified after January 1, 2006. In addition, for any awards outstanding on January 1, 2006 that are not fully vested, compensation expense based on the fair value at the date of grant will also be required to be recognized in earnings.

The Company has four stock-based plans: the Amended and Restated 1987 Incentive Stock Option Plan (“The 1987 Plan”), the 1996 Non-employee Directors’ Stock Option Plan (“The 1996 Plan”), the 1997 Employee Stock Option Plan (“The 1997 Plan”), and the 2005 Employee Stock Plan (“The 2005 Plan”). All four plans were approved by the Company’s Board of Directors and shareholders. The 2005 Plan was approved by the Company’s

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Board of Directors on February 10, 2005 and ratified by the Company’s shareholders on April 21, 2005. The 2005 Plan was approved to allow the issuance of either stock options or restricted stock awards for up to 800,000 shares of common stock. At December 31, 2005, there were no shares available for issuance under either the 1987 Plan or the 1996 Plan.

On December 15, 2005, the Company’s Board of Directors voted to accelerate the vesting of certain unvested “out-of-the-money” stock options awarded to employees pursuant to the 1997 Plan so that they immediately vested as of December 15, 2005. No other changes were made to the terms and conditions of the stock options affected by the Board vote. The Board vote approved the acceleration and immediate vesting of all unvested options with an exercise price of $31.44 or greater per share. As a consequence of the Board vote, options to purchase 135,549 shares of the Company’s common stock became exercisable immediately. The average of the high price and low price at which the Company’s common stock traded on December 15, 2005, the date of the Board vote, was $28.895 per share. The Company estimates that, as a result of this accelerated vesting, approximately $710,000 of 2006 non-cash compensation expense and $8,000 of 2007 non-cash compensation expense will be eliminated that would otherwise have been recognized in the Company’s earnings in accordance with SFAS 123R. The Company estimates that, after the adoption of SFAS 123R, the compensation expense related to share-based payment transactions to be recognized in earnings in the year ending December 31, 2006 will be approximately $14,000 before tax for partially vested options granted to date using the Black-Scholes valuation method.

Also on December 15, 2005, the Company granted 11,450 restricted stock awards to employees from the 2005 Plan. These awards vest evenly over a five-year period assuming continued employment with the Company and the holders of these awards participate fully in the rewards of stock ownership of the Company, including voting and dividend rights. The employees are not required to pay any consideration to the Company for the restricted stock awards. The Company measured the fair value of the shares based on the average of the high price and low price at which the Company’s common stock traded on the date of the grant. The compensation expense recorded in the year ended December 31, 2005 related to these awards was approximately $3,000.

As of December 31, 2005, the Company has elected to measure compensation cost for stock-based compensation plans as the excess, if any, of the fair market value of the Company’s stock at the date of grant over the exercise price of options granted. Compensation cost for stock options has not been recognized as the exercise price has historically equaled the grant date fair value of the underlying stock. Had the Company recognized compensation cost for stock options granted under its plans determined as the fair value of the stock options at the grant date and recognized over the service period, as determined using the Black-Scholes option-pricing model, the Company’s net income and earnings per share would have been reduced to the following pro forma amounts:

		Years Ended December 31,
		2005	2004	2003
		(Dollars in thousands, except per share data)

Net Income	As Reported	$33,205	$30,767	$26,431
	Pro Forma	$31,123	$30,264	$25,754
Basic Earnings Per Share	As Reported	$2.16	$2.06	$1.82
	Pro Forma	$2.02	$2.02	$1.77
Diluted Earnings Per Share	As Reported	$2.14	$2.03	$1.79
	Pro Forma	$2.01	$2.00	$1.75

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants under the 2005 Plan, the 1997 Plan and the 1996 Plan:

		2005 Plan		1997 Plan		1996 Plan

Risk Free Interest Rate	2005	4.38	%(1)	4.38	%(1)	—
		—		3.53%-3.80	%(2)	3.93	%(3)
	2004	—		3.35	%(4)	—
		—		2.64%-3.49	%(5)	3.19	%(6)
	2003	—		2.42	%(7)	—
				2.33	%(8)	2.41	%(9)
Expected Dividend Yields	2005	2.04	%(1)	2.04	%(1)	—
		—		1.91%-1.95	%(2)	2.21	%(3)
	2004	—		1.64	%(4)	—
		—		1.71%-2.09	%(5)	2.02	%(6)
	2003	—		1.73	%(7)	—
		—		2.13	%(8)	2.56	%(9)
Expected Lives	2005	3.5 years	(1)	3.5 years	(1)	—
		—		3.5-4 years	(2)	4.5 years	(3)
	2004	—		4 years	(4)	—
		—		3.5 years	(5)	4 years(	6)
	2003	—		3.5 years	(7)	—
		—		3 years	(8)	3.5 years	(9)
Expected Volatility	2005	25	%(1)	25	%(1)	—
		—		26	%(2)	27	%(3)
	2004	—		28	%(4)	—
		—		28%-30	%(5)	28	%(6)
	2003	—		31	%(7)	—
		—		33	%(8)	31	%(9)

(1)	On December 15, 2005, 137,000 options were granted from the 2005 Plan and 45,500 options were granted from the 1997 Plan to the Company’s members of Senior Management. The risk free rate, expected dividend yield, expected life and expected volatility for this grant were determined on December 15, 2005.

(2)	On January 13, 2005, 34,500 options were granted from the 1997 Plan to certain First Vice Presidents and Vice Presidents of the Company. Also on January 13, 2005, 5,000 options were granted to the Senior Vice President and Director of Marketing, Strategy and Analysis. The risk free rate, expected dividend yield, expected life and expected volatility for these grants were determined on January 13, 2005. On September 1, 2005, another 500 options were granted from the 1997 Plan to a Vice President of the Company. The risk free rate, expected dividend yield, expected life and expected volatility for this grant was determined on September 1, 2005.

(3)	On April 26, 2005, 11,000 options were granted from the 1996 Plan to the Company’s Board of Directors. The risk free rate, expected dividend yield, expected life and expected volatility for this grant was determined on April 26, 2005.

(4)	On December 9, 2004, 175,500 options were granted from the 1997 Plan to the Company’s members of Senior Management. The risk free rate, expected dividend yield, expected life and expected volatility for this grant was determined on December 9, 2004.

(5)	On both January 8, 2004 and June 10, 2004, 5,000 options were granted from the 1997 Plan to the Company’s Managing Director of Business Banking. The risk free rate, expected dividend yield, expected life and expected volatility for these grants were determined on the respective grant dates. On both July 19, 2004 and October 20, 2004, 10,000 options were granted from the 1997 Plan to the Company’s Executive Vice President of Retail

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Banking and Corporate Marketing. The risk free rate, expected dividend yield, expected life and expected volatility for these grants were determined on the respective grant dates.

(6)	On April 27, 2004, 11,000 options were granted from the 1996 Plan to the Company’s Board of Directors. The risk free rate, expected dividend yield, expected life and expected volatility for this grant was determined on April 27, 2004.

(7)	On December 11, 2003, 127,350 options were granted from the 1997 Plan to the Company’s members of Senior Management. The risk free rate, expected dividend yield, expected life and expected volatility for this grant was determined on December 11, 2003.

(8)	On January 9, 2003, 50,000 options were granted from the 1997 Plan to the Company’s President and Chief Executive Officer. The risk free rate, expected dividend yield, expected life and expected volatility for this grant was determined on January 9, 2003.

(9)	On April 15, 2003, 11,000 options were granted from the 1996 Plan to the Company’s Board of Directors. The risk free rate, expected dividend yield, expected life and expected volatility for this grant was determined on April 15, 2003.

Recent Accounting Pronouncements

SFAS No. 123R, “Share-Based Payment”  In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123R. SFAS No. 123R replaces SFAS No. 123 “Accounting for Stock-Based Compensation” and supersedes APB 25, “Accounting for Stock Issued to Employees”. SFAS No. 123R will require that the compensation cost relating to share-based payment awards be recognized in the Company’s financial statements, eliminating pro forma disclosure as an alternative. That cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards are remeasured to fair value each reporting period. On April 14, 2005, the SEC issued a press release deferring the compliance date of SFAS 123R, which had an original effective date of the first interim or annual period beginning after June 15, 2005, until the beginning of a company’s next fiscal year for calendar-year companies. For the Company, implementation is therefore required beginning January 1, 2006. The impact of the Company adopting such accounting can be seen in Note 1, “Summary of Significant Accounting Policies,” Stock-Based Compensation of the Notes to Consolidated Financial Statements above. The Company estimates that, after the adoption of SFAS 123R, the compensation expense related to share-based payment transactions to be recognized in earnings in the year ending December 31, 2006 will be approximately $14,000 before tax for options granted to date using the Black-Scholes valuation method and will be approximately $51,000 before tax for restricted stock awards granted to date. See above in Note 1, “Summary of Significant Accounting Policies” Stock Based Compensation for additional information on restricted stock grants. Management has determined that it will continue to use the Black-Scholes valuation method to value share-based payments and that it will apply the modified prospective transition method upon adoption of SFAS 123R. Management has not decided the amount or type of share-based compensation to be issued in 2006 and beyond and, therefore, the impact of adopting SFAS 123R is not known at this time.

FASB Staff Position (“FSP”) FAS 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards”  In November 2005, the FASB issued FSP FAS 123R-3. This FSP provides a simplified, elective transition alternative to (1) calculating the beginning balance of the pool of excess tax benefits available to absorb tax deficiencies subsequent to the adoption of SFAS 123R (“APIC Pool”) and (2) determining the subsequent impact on the APIC Pool from the tax benefits of awards that are fully vested and outstanding upon the adoption of SFAS 123R. An entity shall follow either the transition guidance described in this FSP or the transition guidance described in SFAS 123R paragraph 81. An entity that adopts SFAS 123R using the modified prospective or modified retrospective application may make a one-time election to adopt the transition method described in this FSP. An entity may take up to one year from the later of its initial adoption of SFAS 123R or the effective date of this FSP to make this one-time election. The Company has not yet determined the transition method that will be applied in calculating the APIC pool upon adoption of SFAS 123R.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIN No. 46, “Consolidation of Variable Interest Entities — an Interpretation of Accounting Research Bulletin No. 51”  In January 2003, the FASB issued FIN No. 46. FIN 46 established accounting guidance for consolidation of variable interest entities (“VIE”) that function to support the activities of the primary beneficiary. The primary beneficiary of a VIE is the entity that absorbs a majority of the VIE’s expected losses, receives a majority of the VIE’s expected residual returns, or both, as a result of ownership, controlling interest, contractual relationship or other business relationship with a VIE. Prior to the implementation of FIN 46, VIEs were generally consolidated by an enterprise when the enterprise had a controlling financial interest through ownership of a majority of voting interest in the entity. The Company adopted FIN No. 46 as of February 1, 2003 for all arrangements entered into after January 31, 2003.

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

On March 1, 2005, the Board of Governors of the Federal Reserve issued a final ruling amending its risk-based capital standards for bank holding companies to allow continued inclusion of outstanding and prospective issuances of trust preferred securities in Tier 1 capital for regulatory capital purposes subject to quantitative limits applied to the aggregate amount of trust preferred securities and certain other capital elements. After a five-year transition period, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25 percent of Tier 1 capital elements, net of goodwill less any associated deferred tax liability. The amount of trust preferred securities and certain other elements in excess of the core capital limit generally will be includable in Tier 2 capital.

For all other arrangements entered into subsequent to January 31, 2003, the Company adopted FIN 46R as of December 31, 2003. There was no material impact on the Company’s financial position or results of operations.

FASB Emerging Issues Task Force (“EITF”) Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”  In November 2003 and March 2004, the FASB’s EITF issued a consensus on EITF Issue 03-1. The guidance in EITF 03-1 provided application guidance to assess whether there has been any event or economic circumstances to indicate that a security is impaired on an other-than-temporary basis. Consideration was to be given to the length of time the security has had a market value less than the cost basis, the intent and ability of the company to hold the security for a period of time sufficient for a recovery in value, recent events specific to the issuer or industry and for debt securities, external credit ratings and recent downgrades. Securities deemed to be other-than-temporarily impaired are written down to fair value with the write-down recorded as a realized loss. Additionally the guidance provided for expanded annual disclosure.

In September 2004, the FASB issued FSP EITF Issue No. 03-1-1 “Effective Date of Paragraphs 10-20 of EITF Issue 03-1 The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, which delayed the effective date for the guidance in paragraphs 10-20. Paragraphs 10-20 address the considerations to be given to determine whether a security is other-than-temporarily impaired. Companies would still need to comply with the disclosure requirements under EITF 03-1 and all other relevant measurement and recognition requirements in other accounting literature.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In November 2005, the FASB issued FSP FAS 115-1 and 124-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This FSP nullifies certain requirements of EITF 03-1 and supersedes EITF Topic No. D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value”. This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. Additionally, the FSP addresses accounting considerations subsequent to the recognition of other-than-temporarily impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Other-than-temporary impairment per FSP FAS 115-1and FAS 124-1 require an investor to apply other existing guidance that is pertinent to the determination of whether an impairment is other than temporary rather than the evaluation guidance set forth in EITF 03-1. The guidance does require an impairment charge to be recognized in the current period if it is determined that a security will be sold in a subsequent period where the fair value is not expected to be fully recovered by the time of sale. This FSP is effective for other-than-temporary impairment analysis conducted in periods beginning after December 15, 2005. The adoptions of EITF 03-1 and EITF 03-1-1 did not have a material impact on the Company’s financial position or results of operations and the Company does not believe that the adoption of FSP FAS 115-1 and 124-1 will have a material impact on the Company’s financial position.

Statement of Position 03-3 (“SOP 03-3”), “Accounting for Certain Loans or Debt Securities Acquired in a Transfer”  In December 2003, the American Institute of Certified Public Accountants (“AICPA”) issued SOP 03-3. SOP 03-3 requires loans acquired through a transfer, such as a business combination, where there are differences in expected cash flows and contractual cash flows, due in part to credit quality, be recognized at their fair value. The yield that may be accreted is limited to the excess of the investor’s estimate of undiscounted expected principal, interest, and other cash flows over the investor’s initial investment in the loan. The excess of contractual cash flows over expected cash flows is not to be recognized as an adjustment of yield, loss accrual, or valuation allowance. Any future excess of cash flows over the original expected cash flows is to be recognized as an adjustment of future yield. Future decreases in actual cash flow compared to the original expected cash flow are recognized as a valuation allowance and expensed immediately. Valuation allowances can not be created nor “carried over” in the initial accounting for loans acquired in a transfer of loans with evidence of deterioration of credit quality since origination. However, valuation allowances for non-impaired loans acquired in a business combination can be carried over. This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004, with early adoption encouraged. The adoption of SOP 03-3 did not have a material impact on the Company’s financial position or results of operations.

FASB Staff Position (“FSP”) SOP 94-6-1, “Terms of Loan Products That May Give Rise to a Concentration of Credit Risk”  In December 2005, the FASB issued FSP SOP 94-6-1. This FSP was issued in response to inquiries from constituents and discussions with the SEC staff and regulators of financial institutions to address the circumstances in which the terms of loan products give rise to a concentration of credit risk as that term is used in SFAS No. 107 “Disclosures about Fair Value of Financial Instruments”, and what disclosures apply to entities who deal with loan products whose terms may give rise to a concentration of credit risk. An entity shall provide the disclosures required by SFAS No. 107 for either an individual loan product type or a group of loan products with similar features that are determined to represent a concentration of credit risk in accordance with the guidance of SOP 94-6-1 for all periods presented in financial statements. This SOP is effective for interim and annual periods ending after December 19, 2005. The adoption of FSP SOP 94-6-1 did not have a material impact on the Company’s financial position or results of operations.

(2)	Common Stock Purchase and Option Plans and Restricted Stock Awards

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under the Independent Bank Corp. 1997 Employee Stock Option Plan (the “1997 Employee Plan”), the Independent Bank Corp. 1996 Non-Employee Directors’ Stock Option Plan (the “1996 Director Plan”), and the Amended and Restated Independent Bank Corp. 1987 Incentive Stock Option Plan (the “1987 Employee Plan”), respectively, the Company may grant options for up to 1,100,000, 300,000, and 800,000 shares. The Company has cumulatively granted options under each plan, net of cancellations, of 1,099,274, 209,000, and 586,813, respectively, through December 31, 2005.

Under the Independent Bank Corp. 2005 Employee Stock Plan (the “2005 Employee Plan”), the maximum number of shares of Common Stock for which either stock options may be granted or restricted stock awards made is 800,000 shares. The Company has cumulatively granted options and restricted stock awards, net of cancellations, of 148,450, under the 2005 Employee Plan through December 31, 2005.

The Company has individual stock option agreements for its Chief Executive Officer, Chief Financial Officer, two Executive Vice Presidents, General Counsel, Chief Technology and Operations Officer, one Managing Director, and one Senior Vice President that include a clause that requires any unvested options that vest upon a change of control that would be an event described in Section 280G of the Internal Revenue Code of 1986 will be cashed out at the difference between the deal price of the acquisition and the exercise price of the option.

As of December 31, 2005 no shares were available for grant under either the 1987 Employee Plan or the 1996 Director Plan due to their expiration. Under the 2005 Employee Plan, the 1997 Employee Plan, and the 1996 Director Plan the option exercise price equals the fair market value on the date of grant. All options granted under the 1997 Employee Plan prior to 2005 vested between six months and two years of the date of grant. All options granted on December 15, 2005 under either the 2005 Employee Plan or the 1997 Employee Plan vested immediately. Options granted under the 1987 Employee Plan, the 1996 Director Plan, the 1997 Employee Plan, and the 2005 Employee Plan expire between 2006 and 2015.

A summary of the status of the Company’s 2005 Employee Plan, 1997 Employee Plan, 1996 Director Plan, and 1987 Employee Plan at December 31, 2005, 2004, and 2003 and changes during the years then ended is presented in the tables below:

	2005		2004		2003
		Wtd		Wtd		Wtd
		Avg. Ex.		Avg. Ex.		Avg. Ex.
Options	Shares	Price	Shares	Price	Shares	Price

Balance, January 1	818,729	$23.76	731,400	$19.95	730,022	$16.52
Granted	233,500	$29.25	216,500	$33.21	188,350	$28.05
Exercised	(80,684)	$14.90	(111,180)	$16.27	(175,965)	$14.16
Canceled	(21,155)	$31.97	(17,991)	$28.94	(11,007)	$23.48

Balance, December 31	950,390	$25.67	818,729	$23.76	731,400	$19.95

Options Exercisable at December 31	912,541	$25.50	513,383	$18.99	487,065	$16.70

Weighted average fair value of options granted		$6.08		$7.22		$6.18

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Options Outstanding			Options Exercisable
		Weighted
		Average
	Number	Remaining	Weighted		Weighted
	Outstanding	Contractual	Average	Exercisable	Average
	as of	Life	Exercise	as of	Exercise
Range of Exercise Prices	12/31/2005	(Years)	Price	12/31/2005	Price

$ 8.00-$11.91	62,534	3.50	$10.88	62,534	$10.88
$11.92-$17.72	111,714	3.21	$15.55	111,714	$15.55
$17.73-$24.41	226,297	6.38	$22.21	226,297	$22.21
$24.42-$34.18	549,845	8.02	$30.84	511,996	$30.90

	950,390	6.77	$25.67	912,541	$25.50

(3)	Trading Assets

Trading assets, at fair value, consist of the following:

	At December 31,
	2005	2004
	Fair Value
	(In thousands)

Cash Equivalents	$15	$66
Fixed Income Securities	349	383
Marketable Equity Securities	1,193	1,123

Total	$1,557	$1,572

The Company realized a gain on trading activities of $60,000 in 2005, $113,000 in 2004, and $102,000 in 2003. The trading assets are held for funding non-qualified executive retirement obligations. Trading assets are recorded at fair value with changes in fair value recorded in earnings.

(4)	Securities

The amortized cost, gross unrealized gains and losses, and fair value of securities held to maturity at December 31, 2005 and 2004 were as follows:

	2005				2004
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	(In thousands)				(In thousands)

Mortgage-Backed Securities	$6,936	$65	$—	$7,001	$8,971	$341	$—	$9,312
State, County, and Municipal Securities	41,628	1,180	—	42,808	43,084	1,431	—	44,515
Corporate Debt Securities	55,704	1,447	(230)	56,921	55,912	2,790	(370)	58,332

Total	$104,268	$2,692	$(230)	$106,730	$107,967	$4,562	$(370)	$112,159

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amortized cost, gross unrealized gains and losses, and fair value of securities available for sale at December 31, 2005 and 2004 were as follows:

	2005				2004
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	(In thousands)				(In thousands)

U.S. Treasury and U.S. Government Agency Securities	$154,615	$—	$(3,362)	$151,253	$140,400	$317	$(361)	$140,356
Mortgage-Backed Securities	263,289	820	(6,577)	257,532	348,364	2,918	(1,567)	349,715
Collateralized Mortgage Obligations	155,307	—	(4,985)	150,322	172,278	176	(1,792)	170,662
State, County and Municipal Securities	22,743	—	(334)	22,409	19,571	52	(70)	19,553

Total	$595,954	$820	$(15,258)	$581,516	$680,613	$3,463	$(3,790)	$680,286

The Bank realized gross gains in 2005, 2004 and 2003 of $792,000, $1.5 million and $3.5 million, respectively. Realized gross losses were $176,000 in 2005, none in 2004, and $873,000 in 2003.

A schedule of the contractual maturities of securities held to maturity and securities available for sale as of December 31, 2005 is presented below.

	Held to Maturity		Available for Sale
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
	(In thousands)		(In thousands)

Due in one year or less	$38	$38	$3,400	$3,400
Due from one year to five years	654	665	170,910	167,242
Due from five to ten years	13,761	14,031	83,722	82,107
Due after ten years	89,815	91,996	337,922	328,767

Total	$104,268	$106,730	$595,954	$581,516

The actual maturities of mortgage-backed securities, collateralized mortgage obligations and corporate debt securities will differ from the contractual maturities, due to the ability of the issuers to prepay underlying obligations. At December 31, 2005, the Bank has $95.2 million of callable securities in its investment portfolio.

On December 31, 2005 and 2004, investment securities carried at $146.1 million and $103.6 million, respectively, were pledged to secure public deposits, assets sold under repurchase agreements, treasury tax and loan notes, letters of credit, interest rate derivatives and for other purposes as required by law. Additionally, $420.3 million and $555.1 million of securities were pledged to the Federal Home Loan Bank (“FHLB”) at December 31, 2005 and 2004, respectively.

At year-end 2005 and 2004, the Company had no investments in obligations of individual states, counties, or municipalities, which exceed 10% of stockholders’ equity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Than Temporarily Impaired Securities

The following tables show the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2005 and 2004.

	At December 31, 2005
	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)

U.S. Treasury Obligations and Direct Obligation of U.S. Government Agencies	$97,392	$(1,866)	$53,861	$(1,496)	$151,253	$(3,362)
All Mortgage Backed Securities	144,620	(2,945)	244,968	(8,617)	389,588	(11,562)
Corporate Bonds	—	—	2,891	(230)	2,891	(230)
City, State and Local Municipal Bonds	15,473	(210)	3,536	(124)	19,009	(334)

Total Temporarily Impaired Securities	$257,485	$(5,021)	$305,256	$(10,467)	$562,741	$(15,488)

	At December 31, 2004
	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)

U.S. Treasury Obligations and Direct Obligation of U.S. Government Agencies	$55,380	$(361)	$—	$—	$55,380	$(361)
All Mortgage Backed Securities	288,112	(2,183)	45,478	(1,176)	333,590	(3,359)
Corporate Bonds	2,844	(290)	1,463	(80)	4,307	(370)
City, State and Local Municipal Bonds	3,669	(70)	—	—	3,669	(70)

Total Temporarily Impaired Securities	$350,005	$(2,904)	$46,941	$(1,256)	$396,946	$(4,160)

At December 31, 2005, the Bank had securities of $562.7 million with $15.5 million of unrealized losses on these securities. $257.5 million of these securities, with losses of $5.0 million, have been at a loss position for less than 12 months and $305.3 million of these securities, with losses of $10.5 million, have been at a loss position for longer than 12 months. The Bank believes that these securities are only temporarily impaired and that the full principle will be collected as anticipated.

Of the total, $151.3 million, or 26.8%, are direct obligations of U.S. Government Agencies and are at a loss position because they were acquired when the general level of interest rates were lower than that on December 31, 2005. As of December 31, 2005, $389.6 million or 69.0% are mortgage backed securities, 100% of which are guaranteed by the U.S. Government or its agencies. The majority of the mortgage backed securities are also at a loss because they were purchased during a lower interest rate environment. As of December 31, 2005, $2.9 million, or 0.5%, are bank trust preferred securities and are at a loss because of the relative illiquidity in these types of instruments. All bank trust preferred issuers are adequately capitalized and all dividend payments are current. Also, at December 31, 2005, $19.0 million, or the remaining 3.4% are municipal bonds which are insured by an AAA rated agency and are also at a loss because of the interest rate environment at the time of purchase.

Because the declines in market value of investments are attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until a recovery of fair value,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

which may be until maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2005.

(5)	Loans and Allowance for Loan Losses

The vast majority of the Bank’s lending activities are conducted in the Commonwealth of Massachusetts. The Bank originates commercial and residential real estate loans, commercial and industrial loans, business banking and consumer home equity, auto, and other loans for its portfolio. The Bank considers a concentration of credit to a particular industry to exist when the aggregate credit exposure to a borrower, and affiliated group of borrowers or a non-affiliated group of borrowers engaged in one industry exceeds 10% of the Bank’s loan portfolio which includes direct, indirect or contingent obligations. At December 31, 2005, no concentration of credit to a particular industry existed as defined by these parameters.

The composition of loans at December 31, 2005 and 2004 was as follows:

	2005	2004
	(In thousands)

Commercial and Industrial	$155,081	$156,260
Commercial Real Estate	683,240	613,300
Commercial Construction	140,643	126,632
Business Banking	51,373	43,673
Residential Real Estate	428,343	427,556
Residential Construction	8,316	7,316
Residential Loans Held for Sale	5,021	10,933
Consumer — Home Equity	251,852	194,647
Consumer — Auto	263,179	283,964
Consumer — Other	53,760	52,077

Loans	$2,040,808	$1,916,358

Net deferred fees included in loans at December 31, 2005 and December 31, 2004 were $2.3 million and $1.1 million, respectively.

In addition to the loans noted above, at December 31, 2005 and 2004, the Company serviced approximately $336.5 million and $392.0 million, respectively, of loans sold to investors in the secondary mortgage market and other financial institutions.

At December 31, 2005 and 2004, loans held for sale amounted to approximately $5.0 million and $10.9 million, respectively. The Company has derivatives consisting of forward sales contracts and commitments to fund loans intended for sale. Forward loan sale contracts and the commitments to fund loans intended for sale are recorded at fair value. This change in fair value resulted in a decrease in earnings of $16,000 in 2005 and an increase in earnings of $10,000 in 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2005 and 2004, the Bank’s recorded investment in impaired loans and the related valuation allowance was as follows:

	At December 31,
	2005		2004
	Recorded	Valuation	Recorded	Valuation
	Investment	Allowance	Investment	Allowance
	(In thousands)

Impaired loans:
Valuation allowance required	$1	$1	$1,653	$400
No valuation allowance required	557	—	976	—

Total	$558	$1	$2,629	$400

The valuation allowance is included in the allowance for loan losses on the consolidated balance sheet. The average recorded investment in impaired loans for the years ended December 31, 2005 and 2004 was $1.6 million and $2.4 million, respectively. Interest payments received on impaired loans are recorded as interest income unless collection of the remaining recorded investment is doubtful, at which time payments received are recorded as reductions of principal.

At December 31, 2005 and 2004, accruing loans 90 days or more past due totaled $227,000 and $245,000, respectively, and nonaccruing loans totaled $3.1 million and $2.5 million respectively. Gross interest income that would have been recognized for the years ended December 31, 2005, 2004 and 2003, if nonperforming loans at the respective dates had been performing in accordance with their original terms approximated $282,000, $312,000, and $210,000, respectively. The actual amount of interest that was collected on these loans during each of those periods and included in interest income was approximately $103,000, $140,000, and $261,000, respectively. There were no commitments to advance additional funds to borrowers whose loans are on nonaccrual.

The aggregate amount of all loans outstanding to directors, principal officers, and principal security holders at December 31, 2005 and 2004 were $22.4 million and $19.4 million, respectively.

All such loans were made in the ordinary course of business on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other persons, and do not involve more than the normal risk of collectibility or present other unfavorable features.

An analysis of the total allowances for loan losses for each of the three years ending December 31, 2005, 2004, and 2003 are as follows:

	2005	2004	2003
	(In thousands)

Allowance for loan losses, beginning of year	$25,197	$23,163	$21,387
Loans charged off	(3,474)	(2,599)	(2,329)
Recoveries on loans previously charged off	741	745	685

Net charge-offs	(2,733)	(1,854)	(1,644)
Provision charged to expense	4,175	3,018	3,420
Allowance related to business combinations	—	870	—

Allowance for loan losses, end of year	$26,639	$25,197	$23,163

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(6)	Bank Premises and Equipment

Bank premises and equipment at December 31, 2005 and 2004 were as follows:

			Estimated
	2005	2004	Useful Life
	(In thousands)		(In years)

Cost:
Land	$5,488	$5,122	N/A
Bank Premises	29,256	27,426	5-39
Leasehold Improvements	10,414	10,441	5-15
Furniture and Equipment	25,339	22,896	3-7

Total Cost	70,497	65,885

Accumulated Depreciation	(33,066)	(29,436)

Net Bank Premises and Equipment	$37,431	$36,449

Depreciation expense related to bank premises and equipment was $4.4 million in 2005, $4.2 million in 2004, and $4.0 million in 2003.

(7)	Deposits

The following is a summary of original maturities of time deposits as of December 31, 2005:

	Balance of
	Time Deposits
	Maturing	Percent
	(In thousands)

1 year or less	$446,512	84%
Over 1 year to 2 years	46,884	9%
Over 2 years to 3 years	26,324	5%
Over 3 years	9,337	2%

Total	$529,057	100%

(8)	Borrowings

Short-term borrowings consist of federal funds purchased, assets sold under repurchase agreements, and treasury tax and loan notes. Information on the amounts outstanding and interest rates of short-term borrowings for each of the three years in the period ended December 31 are as follows:

	2005	2004	2003
	(Dollars in thousands)

Balance outstanding at end of year	$118,787	$65,696	$44,233
Average daily balance outstanding	81,727	64,287	54,567
Maximum balance outstanding at any month end	118,787	103,031	60,814
Weighted average interest rate for the year	1.75%	0.94%	0.91%
Weighted average interest rate at end of year	2.40%	1.18%	1.12%

At December 31, 2005 and 2004, the Bank had $1.1 billion of assets pledged as collateral against borrowings.

The Bank has established two lines of credit each one for $10.0 million, neither of which was outstanding at December 31, 2005 and 2004. The Bank has established repurchase agreements with major brokerage firms. Borrowings under these agreements are classified as assets sold under repurchase agreements. The balance outstanding under these lines was $25.0 million at December 31, 2005. In addition to these agreements, the Bank

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

has entered into similar agreements with certain customers. At December 31, 2005 and 2004 the Bank had $88.3 million and $61.5 million, respectively, of customer repurchase agreements outstanding.

Both wholesale and retail repurchase agreements are collateralized by mortgage-backed securities and U.S. Government obligations. At December 31, 2005, the Company had $25.0 million of securities repurchase agreements outstanding with third party brokers. The Company pays a 3 month LIBOR rate of interest minus 75 basis points through May 18, 2007 at which time the Company pays a fixed rate of 4.45% until May 18, 2010, which is its maturity date. The repurchase agreement is callable quarterly from May 18, 2007 until May 18, 2010. At December 31, 2005 there was also $88.3 million of customer repurchase agreements outstanding. The related securities are included in securities available for sale.

FHLB borrowings are collateralized by a blanket pledge agreement on the Bank’s FHLB stock, certain qualified investment securities, deposits at the Federal Home Loan Bank, and residential mortgages held in the Bank’s portfolio. The Bank’s available borrowing capacity at the Federal Home Loan Bank was approximately $320.6 million at December 31, 2005. In addition, the Bank has a $5.0 million line of credit with the FHLB, none of which is outstanding at December 31, 2005. A schedule of the maturity distribution of FHLB advances with the weighted average interest rates at December 31, 2005 and 2004 follows:

	2005		2004
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
	(Dollars in thousands)

Due in one year or less	$210,118	4.26%	$330,330	2.19%
Due in greater than one year to five years	87,243	4.35%	35,456	3.50%
Due in greater than five years	120,116	4.73%	172,133	4.79%

Total	$417,477	4.42%	$537,919	3.11%

Of the $210.1 million outstanding at year-end, and due in one year or less, $110.0 million of these borrowings are hedged by interest rate swaps to lock the rate of interest at 3.65% on $50.0 million through November 21, 2006 and 2.49% on $25.0 million through January 21, 2007, and 4.06% on $35.0 million through January 10, 2010. Also, an additional, $100.0 million of these borrowings are hedged by an interest rate cap to cap the rate of interest at 4.00% through January 31, 2008.

Also included as long term borrowings are junior subordinated debentures payable to the Company’s unconsolidated special purpose entities Trust III and Trust IV that issued trust preferred securities to the public. The Company pays interest of 8.625% and 8.375% on $25.8 million of junior subordinated debentures issued by each Trust III and Trust IV, respectively on a quarterly basis in arrears. The weighted average rate of interest paid on these securities is 8.50%. The debentures have a stated maturity date of December 31, 2031, and April 30, 2032, for amounts due to Trust III and Trust IV, respectively and callable by the option of the Company on or after December 31, 2006 and April 30, 2007 for amounts due to Trust III and Trust IV, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Earnings per share consisted of the following components for the years ended December 31, 2005, 2004 and 2003:

	Net Income
	2005	2004	2003
	(In thousands)

Net Income	$33,205	$30,767	$26,431

	Weighted Average Shares
	2005	2004	2003
	(In thousands)

Basic Shares	15,378	14,963	14,558
Effect of dilutive securities	144	191	180

Diluted Shares	15,522	15,154	14,738

	Net Income per Share
	2005	2004	2003

Basic EPS	$2.16	$2.06	$1.82
Effect of dilutive securities	0.02	0.03	0.03

Diluted EPS	$2.14	$2.03	$1.79

Options to purchase common stock with an exercise price greater than the average market price of common shares for the period are excluded from the calculation of diluted earnings per share, as their effect on earnings per share would be antidilutive. There were 350,933, 133,781, and 19,734 shares of common stock as of December 31, 2005, 2004, and 2003, respectively, excluded from the calculation of diluted earnings per share.

(10)	Goodwill and Core Deposit Intangibles

Goodwill and core deposit intangibles as of December 31, 2005 and December 31, 2004 was $56.9 million and $57.3 million, respectively. The Company acquired Falmouth Bancorp, Inc. on July 16, 2004. The transaction was accounted for in accordance with SFAS No. 142, creating goodwill for the excess of purchase price over assets acquired. Core deposit intangible of $2.2 million was recorded upon the acquisition of Falmouth Bancorp, Inc. for the fair value of the acquired deposit base.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The changes in goodwill and core deposit intangibles for the years ended December 31, 2005 and 2004 are shown in the table below.

	Carrying Amount of Goodwill and Core
	Deposit Intangibles
		Core Deposit
	Goodwill	Intangibles
	(Dollars in thousands)

Balance at December 31, 2003	$36,236	$—

Recorded during the year	18,843	2,251
Amortization Expense	—	(148)
Adjustment of purchase accounting estimates	106	—

Balance at December 31, 2004	$55,185	$2,103

Recorded during the year	—	—
Amortization Expense	—	(323)
Adjustment of purchase accounting estimates	(107)	—

Balance at December 31, 2005	$55,078	$1,780

The following table sets forth the estimated annual amortization expense of the core deposit intangibles.

	Estimated Annual Amortization Expense
	2006	2007	2008	2009	2010	Thereafter

Core Deposit Intangibles	$323	$323	$323	$323	$323	$162

(11)	Income Taxes

The provision for income taxes is comprised of the following components:

	Years Ended December 31,
	2005	2004	2003
	(In thousands)

Current Expense Federal	$10,441	$11,716	$10,687
State	2,333	2,308	4,872

TOTAL CURRENT EXPENSE	12,774	14,024	15,559

Deferred (Benefit) Expense Federal	1,805	(234)	(210)
State	542	(167)	187

TOTAL DEFERRED EXPENSE (BENEFIT)	2,347	(401)	(23)

TOTAL EXPENSE	$15,121	$13,623	$15,536

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The difference between the statutory federal income tax rate and the effective federal income tax rate is as follows:

	Years Ended December 31,
	2005	2004	2003
	(In thousands)

Computed statutory federal income tax provision	$16,914	$15,536	$14,688
State taxes, net of federal tax benefit	1,869	1,392	3,288
Nontaxable interest, net	(1,174)	(1,129)	(1,201)
Tax Credits	(1,714)	(964)	(214)
Bank Owned Life Insurance	(640)	(666)	(652)
Other, net	(134)	(546)	(373)

TOTAL EXPENSE	$15,121	$13,623	$15,536

During 2003, the Company recognized a $2.0 million charge to state tax expense, net of interest and income tax benefits, due to a settlement with the Massachusetts Department of Revenue on a state tax dispute related to Real Estate Investment Trusts (“REIT”). This amount is included in the above reconciliation of the statutory rate within state taxes.

The net deferred tax asset that is included in other assets amounted to approximately $3.9 million and $1.5 million at December 31, 2005, and 2004, respectively. The tax-effected components of the net deferred tax asset at December 31, 2005 and 2004 are as follows:

	At Years Ended December 31,
	2005	2004
	(In thousands)

Deferred Tax Assets
Allowance for loan losses	$11,136	$10,571
Securities fair value adjustment	5,392	71
Accrued expenses not deducted for tax purposes	1,596	1,487
Limited Partnerships	322	304

TOTAL	$18,446	$12,433

Deferred Tax Liabilities
Goodwill	$(4,398)	$(3,368)
Mark to market adjustment	(2,051)	(2,835)
Tax depreciation	(2,038)	(1,055)
Derivatives fair value adjustment	(1,488)	(849)
Mortgage servicing asset	(1,095)	(1,233)
Deferred loan origination fees	(1,957)	—
Prepaid expenses not deducted for tax purposes	(801)	—
Core deposit intangible	(756)	(891)
Fair value adjustment on assets acquired	—	(673)

TOTAL	$(14,584)	$(10,904)

TOTAL NET DEFERRED TAX ASSET	$3,862	$1,529

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has determined that a valuation allowance is not required for any of its deferred tax assets since it is more likely than not that these assets will be realized principally through carry back to taxable income on prior years and future reversals of existing taxable temporary differences and by offsetting other future taxable income.

(12)	Acquisition

On July 16, 2004, the Company completed its acquisition of Falmouth Bancorp, Inc., the parent of Falmouth Co-Operative Bank. In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets”, the acquisition was accounted for under the purchase method of accounting and, as such, was included in our results of operations from the date of acquisition. The Company issued 586,903 shares of common stock. The value of the common stock, $28.74, was determined based on the average price of the Company’s shares over a five day period including the two days preceding the announcement date of the acquisition, the announcement date of the acquisition and the two days subsequent to the announcement date of the acquisition. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition inclusive of adjustments made to the estimated fair value of assets acquired recorded subsequent to the date of acquisition. The estimated fair value of the assets acquired and liabilities assumed at the date of acquisition inclusive of adjustments made to the estimated fair value of assets acquired recorded subsequent to the date of acquisition was $16.9 million.

(13)	Employee Benefits

Pension

All eligible officers and employees of the Bank, which includes substantially all employees of the Bank, are included in a noncontributory, defined benefit pension plan (the “Pension Plan”) provided by the Bank. The Pension Plan is administered by Pentegra Retirement Services (the “Fund”). The Fund does not segregate the assets or liabilities of all participating employers and, accordingly, disclosure of accumulated vested and nonvested benefits is not possible. Contributions are based on each individual employer’s experience. The pension plan year is July 1st through June 30th. The Bank has made cash contributions to the Fund of $3.0 million, $2.8 million, and $841,000 during 2005, 2004, and 2003, respectively, of which $3.0 million relates to the 2005-2006 plan year, $2.0 million relates to the 2004-2005 plan year and $1.6 million relates to the 2003-2004 plan year. Pension expense was $2.4 million, $1.8 million, and $841,000 for 2005, 2004, and 2003, respectively. In 2005 the Company amended the vesting schedule of the pension plan to provide graduated vesting beginning after two years of service whereas previously employees were not vested until five years of service.

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

Effective January 1, 1993, the Company adopted SFAS No. 106, “Employers Accounting for Post-Retirement Benefits Other Than Pensions,” which requires the recognition of post-retirement benefits over the service lives of the employees rather than on a cash basis. The Company elected to recognize its accumulated benefit obligation of approximately $678,000 at January 1, 1993 prospectively on a straight-line basis over the average service life expectancy of the beneficiaries, which is anticipated to be less than 20 years.

Post-retirement benefit expense was $211,000, $198,000 and $177,000 in 2005, 2004 and 2003, respectively. Contributions paid to the plan, which were used only to pay the current year benefits were $57,000, $39,000, and $54,000 for 2005, 2004, and 2003, respectively. The Company’s best estimate of contributions expected to be paid

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in 2006 is $60,000. See the following table for the benefits expected to be paid in each of the next five years, and in the aggregate for the five years thereafter:

Post- Retirement Expected
Year	Benefit Payment
(Dollars in thousands)

2006	$60
2007	65
2008	67
2009	73
2010	76
2011-2015	547

The measurement date used to determine the post retirement plan benefits is December 31st for each of the years reported. The following table illustrates the status of the post-retirement benefit plan at December 31 for the years presented:

	Post-Retirement Benefits
	2005	2004	2003
	(Dollars in thousands)

Change in benefit obligation
Benefit obligation at beginning of year	$1,443	$1,142	$971
Service cost	93	79	65
Interest cost	72	71	65
Other	(66)	190	95
Benefits paid	(57)	(39)	(54)

Benefit obligation at end of year	1,485	1,443	1,142

Funded Status	(1,485)	(1,443)	(1,142)
Unrecognized net actuarial loss	197	264	75
Unrecognized net transition liability	232	266	300
Unrecognized prior service cost	55	66	79

Accrued benefit cost	$(1,001)	$(847)	$(688)

Weighted-average assumptions
Discount rate used for net periodic benefit cost	5.75%	6.25%	7.00%
Discount rate used for benefit obligations	5.50%	5.75%	6.25%
Components of net periodic benefit cost
Service cost	$93	$79	$65
Interest cost	72	71	65
Expected return on plan assets	—	—	—
Amortization of transition obligation	34	34	34
Amortization of prior service cost	12	12	13
Recognized net actuarial (gain) loss	—	2	—

Net periodic benefit cost	$211	$198	$177

Supplemental Executive Retirement Plans

The Bank maintains supplemental retirement plans for certain highly compensated employees designed to offset the impact of regulatory limits on benefits under qualified pension plans. There are supplemental retirement plans in place for seven current and four former employees.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with these plans, the Bank had entered into twelve Split Dollar Life Insurance policies with eight of these individuals. In 2003, in response to changes to regulatory and IRS treatment of Split Dollar Life Insurance policies, which would require premium payments by the Bank in these policies to be considered a loan to the employee, five of these individuals transferred 100% ownership in eight policies to the Bank and receive no benefits from these policies. The Bank is the beneficiary of the policies and they are included as BOLI as an asset of the Bank. One individual reimbursed the Bank for its interest in one of these policies for which the Bank endorsed the policy over to the individual. Three split dollar life policies for three former executives remain unchanged as no additional payments are required by the Bank on the policies. The Bank will recover amounts paid into the policies upon either the death of the individual or at age 65, depending upon the policy.

The Bank has established and funded Rabbi Trusts to accumulate funds in order to satisfy the contractual liability of the supplemental retirement plan benefits for seven current executives and two former executives. These agreements provide for the Bank to pay all benefits from its general assets, and the establishment of these trust funds does not reduce nor otherwise affect the Bank’s continuing liability to pay benefits from such assets except that the Bank’s liability shall be offset by actual benefit payments made from the trusts. The related trust assets totaled $1.6 million at both December 31, 2005 and 2004, respectively.

At December 31, 2005 and 2004, the Company’s liability for these plans was $1.8 million and $1.9 million, respectively. Supplemental retirement expense amounted to $349,000, $418,000, and $377,000 for fiscal years 2005, 2004, and 2003, respectively. Contributions paid to the plan, which were used only to pay the current year benefits were $114,000 in 2005, $124,000 in 2004, and $67,000 in 2003. The Company’s best estimate of contributions expected to be paid in 2006 is $112,000. See the following table for the benefits expected to be paid in each of the next five years and in the aggregate for the five fiscal years thereafter:

Supplemental Executive
Retirement Plans
Year	Expected Benefit Payment
(Dollars in thousands)

2006	$112
2007	112
2008	131
2009	206
2010	225
2011-2015	1,130

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The measurement date used to determine the supplemental executive retirement plans benefits is December 31st for each of the years reported. The following table illustrates the status of the supplemental executive retirement plans at December 31, for the years presented:

	Supplemental Executive Retirement Benefits
	2005	2004	2003
	(Dollars in thousands)

Change in benefit obligation
Benefit obligation at beginning of year	$2,292	$2,042	$1,133
Service cost	176	138	223
Interest cost	129	122	111
Unamortized prior service cost	—	—	537
Plan amendment	—	114	—
Actuarial loss	11	—	105
Benefits paid	(114)	(124)	(67)

Benefit obligation at end of year	$2,494	$2,292	$2,042

Funded status	(2,494)	(2,292)	(2,042)
Unrecognized net actuarial loss	116	106	105
Unrecognized prior service cost	406	449	494

Accrued benefit cost	$(1,972)	$(1,737)	$(1,443)

Amounts recognized in the statement of financial position consist of:
Accrued benefit cost	$(1,972)	$(1,737)	$(1,443)
Accrued benefit liability	2,047	1,892	1,602
Intangible Asset	(75)	(139)	(155)
Other	—	(16)	(4)

Net amount recognized	$—	$—	$—

Discount rate used for net periodic benefit cost	5.75%	6.25%	6.75%
Discount rate used for benefit obligation	5.50%	5.75%	6.25%
Expected return on plan assets	—	—	—
Rate of compensation increase	5.00%	5.00%	5.00%
Components of net periodic benefit cost
Service cost	$176	$138	$223
Interest cost	129	122	111
Amortization of prior service cost	44	158	43

Net periodic benefit cost	$349	$418	$377

Accumulated benefit obligation
Accumulated benefit obligation	$1,823	$1,847	$1,551

Other Employee Benefits

In 1994, the Bank implemented an incentive compensation plan in which senior management, and officers are eligible to participate at varying levels. The plan provides for awards based upon the attainment of a combination of Bank, divisional and individual performance objectives. In addition, the Bank from time to time has paid a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

discretionary bonus to non-officers of the bank. In 2005, the Bank implemented a revised incentive compensation plan for executive officers and a separate incentive plan for its officers. The 2005 plan provides for awards based upon the attainment of Bank and individual performance objectives. The expense for the incentive plans and the discretionary bonus amounted to $2.9 million, $2.5 million and $3.0 million in 2005, 2004 and 2003, respectively.

Also, in 1994, the Bank amended its Profit Sharing Plan by converting it to an Employee Savings Plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Employee Savings Plan, participating employees may defer a portion of their pre-tax earnings, not to exceed the Internal Revenue Service annual contribution limits. On April 14, 2004, the Bank amended the 401K Plan to eliminate company matching contributions. In the fourth quarter of 2004 in place of the 401K match contributions, the Company contributed a discretionary $250,000 of profit sharing into the plan to be disbursed amongst the participants of the plan. Prior to 2004, the Bank matched 50% of each employee’s contributions up to 6% of the employee’s earnings. A match of 25% of each employee’s contributions up to 6% of the employee’s earnings was restored in January 2005. Also in 2005, the 401K Plan was amended to incorporate an Employee Stock Ownership Plan for contributions invested in the Company’s common stock. In 2005, 2004, and 2003, the expense for this plan amounted to $338,000, $448,000 and $655,000, respectively.

The Company also maintains a deferred compensation plan for the Company’s Board of Directors. The Board of Directors are entitled to elect to defer their director’s fees until retirement. If the Director elects to do so, their compensation is invested in the Company’s stock and maintained within the Company’s Investment Management Group. The amount of compensation deferred in 2005, 2004, and 2003 was $68,000, $70,000, and $54,000, respectively. The Company has 170,448 shares provided for the plan with a related liability of $1.6 million established within shareholders’ equity.

In 1998, the Bank purchased $30.0 million of BOLI. The Bank purchased these policies for the purpose of protecting itself against the cost/loss due to the death of key employees and to offset the Bank’s future obligations to its employees under its retirement and benefit plans. As discussed above under Post Retirement Benefits, additional policies covering the Senior Executives of the Bank were added in 2003. The total value of this BOLI was $44.8 million and $42.7 million at December 31, 2005 and 2004, respectively. The Bank recorded income from BOLI of $1.8 million in 2005 and $1.9 million for each of the years 2004 and 2003.

(14)	Other Non-Interest Expenses

Included in other non-interest expenses for each of the three years in the period ended December 31, 2005, 2004 and 2003 were the following:

	2005	2004	2003
	(In thousands)

Postage expense	$1,006	$942	$1,034
Debit card & ATM processing	940	624	546
Office supplies and printing	897	644	524
Software maintenance	873	308	628
Exams and audits	785	626	496
Legal fees	641	478	534
Insurance — other	518	474	340
Recruitment	501	493	325
Business development	157	482	205
Loss on CRA investment	137	178	549
Other non-interest expenses	7,826	7,566	6,646

TOTAL	$14,281	$12,815	$11,827

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(15)  Fair Value of Financial Instruments

SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” (“SFAS No. 107”) requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value, whether or not recognized on the balance sheet. In cases where quoted fair values are not available, fair values are based upon estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates can not be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument.

The carrying amount reported on the balance sheet for cash and due from banks, federal funds sold and short term investments, and interest-bearing deposits (excluding time deposits) approximates those assets’ or liabilities’ fair values. SFAS No. 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reflects the book and fair value of financial instruments, including on-balance sheet and off-balance sheet instruments, as of December 31, 2005 and 2004.

	2005		2004
	Book Value	Fair Value	Book Value	Fair Value
	(In thousands)		(In thousands)

FINANCIAL ASSETS
Cash and Due From Banks	$66,289	$66,289	$62,961	$62,961	(a)
Federal Funds Sold and Assets Purchased Under Resale Agreement & Short Term Investments	63,662	63,662	2,735	2,735	(a)
Securities Held To Maturity	104,268	106,730	107,967	112,159	(b)
Securities Available For Sale	581,516	581,516	680,286	680,286	(b)
Trading Assets	1,557	1,557	1,572	1,572	(b)
Federal Home Loan Bank Stock	29,287	29,287	28,413	28,413	(c)
Net Loans	2,009,148	2,041,885	1,880,228	1,910,221	(d)
Loans Held For Sale	5,021	5,251	10,933	10,933	(b)
Mortgage Servicing Rights	2,892	2,892	3,291	3,291	(f)
Bank Owned Life Insurance	44,762	44,762	42,664	42,664	(b)
FINANCIAL LIABILITIES
Demand Deposits	511,920	511,920	495,500	495,500	(e)
Savings and Interest Checking Accounts	613,840	613,840	614,481	614,481	(e)
Money Market	550,677	550,677	501,065	501,065	(e)
Time Certificates of Deposit	529,057	523,095	449,189	446,027	(f)
Federal Funds Purchased and Assets Sold Under Repurchase Agreements	113,335	113,335	61,533	61,533	(f)
Treasury Tax and Loan Notes	5,452	5,452	4,163	4,163	(a)
Federal Home Loan Bank Borrowings	417,477	419,265	537,919	545,496	(f)
Junior Subordinated Debentures	51,546	52,371	51,546	54,230	(h)
UNRECOGNIZED FINANCIAL INSTRUMENTS
Standby Letters of Credit	—	61	—	70	(g)
FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET NOTIONAL AMOUNTS
Interest Rate Swap Agreements	1,967	1,967	142	142	(b)
Interest Rate Cap Agreements	1,655	1,655	—	—	(b)
Forward Commitments to Sell Loans	(22)	(22)	(47)	(47	)(b)
Commitments to Originate Fixed Rate Mortgage Loans Intended for Sale	108	108	148	148	(b)

(a)	Book value approximates fair value due to short term nature of these instruments.

(b)	Fair value was determined based on market prices or dealer quotes.

(c)	Federal Home Loan Bank stock is redeemable at cost.

(d)	The fair value of loans was estimated by discounting anticipated future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

(e)	Fair value is presented as equaling book value. SFAS No. 107 requires that deposits which can be withdrawn without penalty at any time be presented at such amount without regard to the inherent value of such deposits and the Bank’s relationship with such depositors.

(f)	The fair value of these instruments is estimated by discounting anticipated future cash payments using rates currently available for instruments with similar remaining maturities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(g)	The fair value of these instruments was estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of customers.

(h)	The fair value of this instrument was determined based upon market prices of securities with similar terms and maturities.

(16)	Commitments and Contingencies

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

Off-balance sheet financial instruments whose contractual amounts present credit risk include the following at December 31, 2005 and 2004.

	2005	2004
	(In thousands)

Commitments to extend credit:
Fixed rate	$6,879	$9,949
Adjustable rate	5,255	8,198
Unused portion of existing credit lines	477,931	415,332
Unadvanced construction loans	52,221	60,628
Standby letters of credit	8,893	7,148
Interest rate swaps — notional value	110,000	75,000
Interest rate caps — notional value	100,000	—

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

As a component of its asset/liability management activities intended to control interest rate exposure, the Bank has entered into certain hedging transactions. Interest rate swap agreements represent transactions, which involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal amounts. At December 31, 2005 the Company had interest rate swaps, designated as “cash flow” hedges, with total notional values of $110.0 million. The purpose of these swaps is to hedge the variability in the cash outflows of LIBOR based borrowings attributable to changes in interest rates. Under these swap agreements the Company pays a fixed rate of interest of 3.65% on $50.0 million notional value through November 21, 2006, 2.49%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

on $25.0 million notional value through January 21, 2007, and 4.06% on $35.0 million through January 10, 2010, and all receive 3 month LIBOR rate of interest. These swaps had a positive fair value of $2.0 million at December 31, 2005. The Company also has a $100 million, 4.0% 3-month LIBOR interest rate cap with an effective date of January 31, 2005 and a maturity date of January 31, 2008. The interest rate cap pays the Company when 3-month LIBOR exceeds 4.0% on a rate reset date during the effective period of the cap. At December 31, 2005 the interest rate cap had a fair value of $1.7 million.

Subsequently during January 2006, the Company sold the interest rate swap that was hedging $25.0 million of 3 month LIBOR revolving FHLB borrowings with a maturity date of November 21, 2006 in connection with the Company’s decision not to re-enter into these borrowings. A gain of approximately $237,000 will be recognized during the three months ending March 31, 2006 against the interest expense on FHLB borrowings.

During the third quarter ending September 30, 2005, the Company sold an interest rate swap that was hedging $25.0 million of 3-month LIBOR revolving FHLB borrowings in connection with the Company’s decision not to re-enter into these borrowings. The gain of $215,000 on the sale of this swap was recognized currently in earnings against the interest expense on FHLB borrowings.

At December 31, 2004 the Company had interest rate swaps with a total notional values of $75.0 million. Under these swap agreements the Company pays a fixed rate of interest of 3.65% on $50.0 million of the notional value through November 21, 2006, and 2.49% on the remaining $25.0 million notional value through January 21, 2007, and both receive a 3-month LIBOR rate of interest. These swaps had a positive fair value of $142,000 at December 31, 2004. All changes in the fair value of the interest rate swaps are recorded, net of tax, through equity as other comprehensive income.

As a result of interest rate swaps, the Bank realized income of $884,000, $755,000, and $2.1 million for the years ended December 31, 2005, 2004, and 2003, respectively. There was no impact on income as a result of hedge ineffectiveness associated with interest rate swaps.

During 2002, the Company sold interest rate swaps resulting in gross gains of $7.1 million. The gain was deferred and is being amortized over the lives of the hedged items. The deferred gain is classified in other comprehensive income, net of tax, as a component of equity with the amortized gains recognized into earnings. At December 31, 2005, there are $980,000 gross, or $568,000, net of tax, of such deferred gains included in other comprehensive income. At December 31, 2004, there are $1.9 million gross, or $1.1 million, net of tax, of such deferred gains included in other comprehensive income.

Entering into interest rate swap agreements, including interest rate caps, involves both the credit risk of dealing with counterparties and their ability to meet the terms of the contracts and interest rate risk. While notional principal amounts are generally used to express the volume of these transactions, the amounts potentially subject to credit risk are smaller due to the structure of the agreements. The Bank is a direct party to these agreements that provide for net settlement between the Bank and the counterparty on a monthly, quarterly or semiannual basis. Should the counterparty fail to honor the agreement, the Bank’s credit exposure is limited to the net settlement amount. The Bank had $175,000 of a net receivable at December 31, 2005 and $93,000 of a net payable at December 31, 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Leases

The Company leased equipment, office space, space for ATM locations, and certain branch locations under non-cancelable operating leases. The following is a schedule of minimum future lease commitments under such leases as of December 31, 2005:

Lease
Years	Commitments
(In thousands)

2006	$2,537
2007	1,999
2008	1,832
2009	1,582
2010	1,259
Thereafter	4,457

Total future minimum rentals	$13,666

Rent expense incurred under operating leases was approximately $2.9 million in 2005, $2.5 million in 2004 and $2.6 million in 2003. Renewal options ranging from 3 to 20 years exist for several of these leases. The Company has entered into lease agreements with related third parties on substantially the same terms as those prevailing at the time for comparable transactions with unrelated parties. Rent expense incurred under related party leases was approximately $763,000 in 2005, $804,000 in 2004 and $682,000 in 2003. In addition, the Company had a sub-lease in which it earned lease income of approximately $71,000 and $69,000 for 2004 and 2003, respectively.

Other Contingencies

At December 31, 2005, there were lawsuits pending that arose in the ordinary course of business. Management has reviewed these actions with legal counsel and has taken into consideration the view of counsel as to the outcome of the litigation. In the opinion of management, final disposition of these lawsuits is not expected to have a material adverse effect on the Company’s financial position or results of operations.

The Bank is required to maintain certain reserve requirements of vault cash and/or deposits with the Federal Reserve Bank of Boston. The amount of this reserve requirement included in cash and due from banks was $10.0 million and $3.6 million at December 31, 2005 and 2004, respectively.

On April 1, 2005 the Federal National Mortgage Association (“FNMA”) Master Commitment to deliver loans was executed with an expiration date of March 31, 2006 and decreased from $60.0 million to $40.0 million (all of which is optional to the Company). On November 30, 2005 the Master Agreement of $25.0 million to sell loans to Federal Home Loan Mortgage Corporation (“FHLMC”) expired and a decision was made not to execute a new Master Agreement at that time.

(17)	Junior Subordinated Debentures

On December 11, 2001, Independent Capital Trust III was formed for the purpose of issuing the Trust III Preferred Securities and investing the proceeds of the sale of these securities in $25.8 million of 8.625% junior subordinated debentures issued by the Company. A total of $25.0 million of 8.625% Trust III Preferred Securities were issued by Trust III and are scheduled to mature in 2031, callable at the option of the Company on or after December 31, 2006. Distributions on these securities are payable quarterly in arrears on the last day of March, June, September and December, such distributions can be deferred at the option of the Company for up to five years. The Trust III Preferred Securities can be prepaid in whole or in part on or after December 31, 2006 at a redemption price equal to $25.0 million per Trust III Preferred Security plus accumulated but unpaid distributions thereon to the date of the redemption. On December 11, 2001, Trust III also issued $0.8 million in common securities to the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The net proceeds of the Trust III issuance were used to redeem $25.0 million of 11.0% Trust Preferred Securities, issued by Trust II on January 31, 2002. Thereafter, Trust II was liquidated.

On April 12, 2002, Independent Capital Trust IV was formed for the purpose of issuing Trust IV Preferred Securities and investing the proceeds of the sale of these securities in $25.8 million of 8.375% junior subordinated debentures issued by the Company. A total of $25.0 million of 8.375% Trust IV Preferred Securities were issued by Trust IV and are scheduled to mature in 2032, callable at the option of the Company on or after April 30, 2007. Distributions on these securities are payable quarterly in arrears on the last day of March, June, September and December, such distributions can be deferred at the option of the Company for up to five years. The Trust IV Preferred Securities can be prepaid in whole or in part on or after April 30, 2007 at a redemption price equal to $25.0 per Trust IV Preferred Security plus accumulated but unpaid distributions thereon to the date of the redemption. On April 12, 2002, Trust IV also issued $0.8 million in common securities to the Company. The net proceeds of the Trust IV issuance were used to redeem $28.75 million of 9.28% Trust Preferred Securities, issued by Trust I, on May 20, 2002. Thereafter, Trust I was liquidated.

Effective March 31, 2004, the Company no longer consolidates its investment in Capital Trust III and Capital Trust IV previously recorded in the mezzanine section of the balance sheet between liabilities and equity as Corporation-Obligated Mandatorily Redeemable Trust Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures of the Corporation due to the adoption of FIN No. 46 (see Note 1 “Summary of Significant Accounting Policies”; Recent Accounting Pronouncements, of the Notes to Consolidated Financial Statements in Item 8 hereof). Rather, the Company now classifies its obligation to the trusts within borrowings as Junior Subordinated Debentures. Additionally, the distributions payable on these securities and the amortization of the issuance costs are no longer being reported as Minority Interest. The interest expense on the debentures, plus the amortization of the issuance costs, is now captured as borrowings expense.

Junior Subordinated Debentures were $51.5 million at both December 31, 2005 and 2004. Unamortized issuance costs are included in other assets. Unamortized issuance costs at December 31, 2005 and 2004 were $2.0 million and $2.1 million, respectively. Additional costs associated with the issuance of the trust preferred securities are added on periodically.

Minority Interest expense was $1.1 million, and $4.4 million, in 2004 and 2003, respectively. Interest expense on the junior subordinated debentures, reported in borrowings expense, which includes the amortization of issuance costs, was $4.5 million in 2005 and $3.3 million in 2004.

The Company unconditionally guarantees all Trust III and Trust IV obligations under the trust preferred securities.

In December, the Trustees of Trust III and Trust IV declared a cash dividend of $0.54 and $0.52 per share to stockholders of record of Trust III and Trust IV, respectively, as of the close of business on December 29, 2005. The dividend was paid on December 30, 2005. The Company has paid on all scheduled dividends.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 capital (as defined) to average assets

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(as defined). Management believes, as of December 31, 2005 that the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2005, the most recent notification from the Federal Deposit Insurance Corporation, and the Commonwealth of Massachusetts relating to the Bank, categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized an insured depository institution must maintain minimum Total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Company’s and the Bank’s actual capital amounts and ratios are also presented in the table.

							To be Well Capitalized
							Under Prompt
				For Capital			Corrective Action
	Actual			Adequacy Purposes			Provisions
	Amount	Ratio		Amount		Ratio		Amount		Ratio
				(Dollars in thousands)

As of December 31, 2005:
Company: (Consolidated)
Total capital (to risk weighted assets)	$254,524	11.99%	≥	$169,808	≥	8.0%		N/A		N/A
Tier 1 capital (to risk weighted assets)	227,990	10.74	≥	84,904	≥	4.0		N/A		N/A
Tier 1 capital (to average assets)	227,990	7.71	≥	118,224	≥	4.0		N/A		N/A
Bank:
Total capital (to risk weighted assets)	$239,567	11.32%	≥	$169,249	≥	8.0%	≥	$211,561	≥	10.0%
Tier 1 capital (to risk weighted assets)	213,120	10.07	≥	84,624	≥	4.0	≥	1,269	≥	6.0
Tier 1 capital (to average assets)	213,120	7.22	≥	118,072	≥	4.0	≥	147,591	≥	5.0
As of December 31, 2004:
Company: (Consolidated)
Total capital (to risk weighted assets)	$226,992	11.44%	≥	$158,692	≥	8.0%		N/A		N/A
Tier 1 capital (to risk weighted assets)	202,191	10.19	≥	79,346	≥	4.0		N/A		N/A
Tier 1 capital (to average assets)	202,191	7.06	≥	114,524	≥	4.0		N/A		N/A
Bank:
Total capital (to risk weighted assets)	$223,398	11.29%	≥	$158,276	≥	8.0%	≥	$197,846	≥	10.0%
Tier 1 capital (to risk weighted assets)	198,662	10.04	≥	79,138	≥	4.0	≥	118,707	≥	6.0
Tier 1 capital (to average assets)	198,662	6.95	≥	114,372	≥	4.0	≥	142,965	≥	5.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(19)	Selected Quarterly Financial Data (Unaudited)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2005	2004	2005	2004	2005	2004	2005	2004
	(Dollars in thousands, except per share data)

INTEREST INCOME	$36,976	$31,074	$38,626	$32,142	$39,225	$34,941	$40,834	$36,456
INTEREST EXPENSE	11,108	7,639	12,282	9,173	12,506	9,911	13,923	10,074

NET INTEREST INCOME	$25,868	$23,435	$26,344	$22,969	$26,719	$25,030	$26,911	$26,382

PROVISION FOR LOAN LOSSES	930	744	1,105	744	1,070	761	1,070	769
NON-INTEREST INCOME	6,244	6,258	6,436	6,457	7,104	6,233	6,751	6,193
NET GAIN ON SECURITIES	343	997	273	—	—	461	—	—
GAIN ON BRANCH SALE	—	—	—	—	—	—	—	1,756
NON-INTEREST EXPENSES	19,790	18,966	20,336	18,670	20,209	18,559	20,156	20,814
MERGER & ACQUISITION EXPENSE	—	—	—	221	—	463	—	—
MINORITY INTEREST	—	1,072	—	—	—	—	—	—
PROVISION FOR INCOME TAXES	3,821	3,208	3,571	3,170	3,857	3,679	3,872	3,565

NET INCOME	$7,914	$6,700	$8,041	$6,621	$8,687	$8,262	$8,564	$9,183

BASIC EARNINGS PER SHARE	$0.52	$0.46	$0.52	$0.45	$0.56	$0.55	$0.56	$0.60

DILUTED EARNINGS PER SHARE	$0.51	$0.45	$0.52	$0.45	$0.56	$0.54	$0.55	$0.59

Weighted average common shares (Basic)	15,347,540	14,651,901	15,372,253	14,688,789	15,391,937	15,142,272	15,402,690	15,311,051
Common stock equivalents	164,680	205,330	132,723	164,961	145,684	178,821	131,400	220,075
Weighted average common shares (Diluted)	15,512,220	14,857,231	15,504,976	14,853,750	15,537,621	15,321,093	15,534,090	15,531,126

(20)	Parent Company Financial Statements

Condensed financial information relative to the Parent Company’s balance sheets at December 31, 2005 and 2004 and the related statements of income and cash flows for the years ended December 31, 2005, 2004, and 2003 are presented below. The statement of stockholders’ equity is not presented below as the parent company’s stockholders’ equity is that of the consolidated Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

BALANCE SHEETS

	At December 31,
	2005	2004
	(In thousands)

Assets:
Cash*	$15,337	$3,854
Investments in subsidiaries*	264,828	258,761
Deferred tax asset	280	196
Deferred stock issuance costs	1,991	2,067
Other assets	30	8

Total assets	$282,466	$264,886

Liabilities and Stockholders’ Equity:
Dividends payable	$2,312	$2,146
Junior subordinated debentures	51,546	51,546
Accrued federal income taxes	436	352
Other liabilities	20	99

Total liabilities	54,314	54,143
Stockholders’ equity	228,152	210,743

Total liabilities and stockholders’ equity	$282,466	$264,886

*	Eliminated in consolidation

STATEMENTS OF INCOME

	Years Ended December 31,
	2005	2004	2003
	(In thousands)

Income:
Dividends received from subsidiaries	$22,609	$21,778	$11,958
Interest income	36	38	59

Total income	22,645	21,816	12,017

Expenses:
Interest expense	4,381	4,448	4,381
Other expenses	447	702	452

Total expenses	4,828	5,150	4,833

Income before income taxes and equity in undistributed income of subsidiaries	17,817	16,666	7,184
Equity in undistributed income of subsidiaries	13,703	12,491	16,544
Income tax benefit	1,685	1,610	2,703

Net income	$33,205	$30,767	$26,431

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

STATEMENTS OF CASH FLOWS

	Years Ended December 31 ,
	2005	2004	2003
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$33,205	$30,767	$26,431
ADJUSTMENTS TO RECONCILE NET INCOME TO CASH PROVIDED FROM OPERATING ACTIVITIES:
Amortization	88	87	103
Increase in other assets	(117)	(11)	(154)
Increase in other liabilities	5	89	137
Equity in income of subsidiaries	(13,703)	(12,491)	(16,544)

TOTAL ADJUSTMENTS	(13,727)	(12,326)	(16,458)

NET CASH PROVIDED FROM OPERATING ACTIVITIES	19,478	18,441	9,973

CASH FLOWS USED IN INVESTING ACTIVITIES:
Cash used for Merger and Acquisition- Falmouth Acquisition	—	(18,131)	—

NET CASH USED IN INVESTING ACTIVITIES	—	(18,131)	—

CASH FLOWS USED IN FINANCING ACTIVITIES:
Proceeds from stock issued and stock options exercised	1,072	1,808	2,293
Dividends paid	(9,067)	(8,153)	(7,414)

NET CASH USED IN FINANCING ACTIVITIES	(7,995)	(6,345)	(5,121)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,483	(6,035)	4,852
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE YEAR	3,854	9,889	5,037

CASH AND CASH EQUIVALENTS AT THE END OF THE YEAR	$15,337	$3,854	$9,889

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Income taxes	$—	$—	$1
Interest on junior subordinated debentures	$4,381	$4,381	$4,381
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of shares from treasury stock for the exercise of stock options	$—	$1,091	$2,607

(21)	Subsequent Event

On February 15, 2006, the Company submitted a death benefit claim through its Bank Owned Life Insurance Policies. The claim proceeds will result in an approximate tax exempt gain of $1.2 million to be recognized during the three months ending March 31, 2006.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures  The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this annual report.

Changes in Internal Controls over Financial Reporting  There were no changes in our internal control over financial reporting that occurred during the fourth quarter that have materially affected, or are, reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Management’s Report on Internal Control Over Financial Reporting  Management of Independent Bank Corp. is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Independent Bank Corp.’s internal control over financial reporting includes those policies and procedures that:

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of year-end December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of year-end December 31, 2005.

Independent Bank Corp.’s independent registered public accounting firm has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. That report appears below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Independent Bank Corp.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Independent Bank Corp. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Independent Bank Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Independent Bank Corp. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Independent Bank Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Independent Bank Corp. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated February 22, 2006 expressed an unqualified opinion on those consolidated financial statements.

Boston, MA
February 22, 2006

Item 9B.  Other Information

None

PART III

Item 10.	Directors and Executive Officers of Independent Bank Corp.

The information required herein is incorporated by reference from the Company’s proxy statement (the “Definitive Proxy Statement”) relating to its April 13, 2006, Annual Meeting of Stockholders that will be filed with the Commission within 120 days following the fiscal year end December 31, 2005.

Item 11.	Executive Compensation

The information required herein is incorporated by reference to “Executive Compensation” in the Definitive Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required herein is incorporated by reference from the Definitive Proxy Statement.

Item 13.	Certain Relationships and Related Transactions

The information required herein is incorporated by reference from the Definitive Proxy Statement.

Item 14.	Principal Accounting Fees and Services

Information with respect to this item is set forth under “Report of the Joint Audit Committee of the Company and of Rockland Trust” in the Definitive Proxy Statement. Such information is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) Documents Filed as Part of this Report

(1)	The following financial statements are incorporated herein by reference from Item 8 hereto:

Management’s Report on Internal Control over Financial Reporting

Reports of Independent Registered Public Accounting Firm.

Consolidated balance sheets as of December 31, 2005 and 2004.

Consolidated statements of income for each of the years in the three-year period ended December 31, 2005.

Consolidated statements of stockholders’ equity for each of the years in the three-year period ended December 31, 2005.

Consolidated statements of comprehensive income for each of the years in the three-year period ended December 31, 2005.

Consolidated statements of cash flows for each of the years in the three-year period ended December 31, 2005.

Notes to Consolidated Financial Statements.

(2) All schedules for which provision is made in the applicable accounting regulations of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

(3) The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

EXHIBITS INDEX

No.		Exhibit

3	.(i)	Restated Articles of Organization, as amended as of February 10, 2005, incorporated by reference to the Company’s Form 8-K filed on May 18, 2005.

3	.(ii)	Amended and Restated Bylaws of the Company, as amended as of February 10, 2005, incorporated by reference to the Company’s Form 8-K filed on May 18, 2005.

4.1		Specimen Common Stock Certificate, incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 1992.

4.2		Specimen preferred Stock Purchase Rights Certificate, incorporated by reference to the Company’s Form 8-A Registration Statement filed by the Company on November 5, 2001.

4.3		Indenture of Registrant relating to the 8.625% Junior Subordinated Debentures issued to Independent Capital Trust III, incorporated by reference to the Form 8-K filed by the Company on April 18, 2002.

4.4		Form of Certificate of 8.625% Junior Subordinated Debenture (included as Exhibit A to Exhibit 4.3).

4.5		Amended and Restated Declaration of Trust for Independent Capital Trust III, incorporated by reference to the Form 8-K filed by the Company on April 18, 2002.

4.6		Form of Preferred Security Certificate for Independent Capital Trust III (included as Exhibit D to exhibit 4.5).

4.7		Preferred Securities Guarantee Agreement of Independent Capital Trust III, incorporated by reference to the Form 8-K filed by the Company on April 18, 2002.

4.8		Indenture of Registrant relating to the 8.375% Junior Subordinated Debentures issued to Independent Capital Trust IV, incorporated by reference to the Form 8-K filed by the Company on April 18, 2002.

4.9		Form of Certificate of 8.375% Junior Subordinated Debenture (included as Exhibit A to Exhibit 4.8).

4.10		Amended and Restated Declaration of Trust for Independent Capital Trust IV, incorporated by reference to the Form 8-K filed by the Company on April 18, 2002.

4.11		Form of Preferred Security Certificate for Independent Capital Trust IV (included as Exhibit D to Exhibit 4.10).

4.12		Preferred Securities Guarantee Agreement of Independent Capital Trust IV, incorporated by reference to the Form 8-K filed by the Company on April 18, 2002.

10.1		Amended and Restated Independent Bank Corp. 1987 Incentive Stock Option Plan (“Stock Option Plan”) (Management contract under Item 601 (10)(iii)(A)). Incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 1994.

10.2		Independent Bank Corp. 1996 Non-Employee Directors’ Stock Option Plan (Management contract under Item 601 (10)(iii)(A)). Incorporated by reference to the Company’s Definitive Proxy Statement for the 1996 Annual Meeting of Stockholders filed with the Commission on March 19, 1996.

10.3		Independent Bank Corp. 1997 Employee Stock Option Plan (Management contract under Item 601 (10)(iii)(A)). Incorporated by reference to the Company’s Definitive Proxy Statement for the 1997 Annual Meeting of Stockholders filed with the Commission on March 20, 1997.

10.4		Independent Bank Corp. 2005 Employee Stock Plan incorporated by reference to Form S-8 filed by the Company on July 28, 2005.

10.5		Renewal Rights Agreement noted as of September 14, 2000 by and between the Company and Rockland, as Rights Agent (Exhibit to Form 8-K filed on October 23, 2000).

10.6		Independent Bank Corp. Deferred Compensation Program for Directors (restated as amended as of December 1, 2000). Incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2000.

10.7		Master Securities Repurchase Agreement, incorporated by reference to Form S-1 Registration Statement filed by the Company on September 18, 1992.

10.8		First Amended and Restated Employment Agreement between Christopher Oddleifson and the Company and Rockland Trust dated April 14, 2005 is filed as an exhibit under the Form 8-K filed on April 14, 2005.

No.	Exhibit

10.9	Revised employment agreement between Raymond G. Fuerschbach, Edward F. Jankowski, Ferdinand T. Kelley, Jane L. Lundquist, Edward H. Seksay and Denis K. Sheahan and the Company and Rockland Trust (Management Contracts under Item 601 (10)(iii)(A)) dated December 6, 2004 are filed as an exhibit under the Form 8-K filed on December 9, 2004.

10.10	A revised Change of Control Agreements between Anthony A. Paciulli and Rockland dated December 6, 2004 is filed as an exhibit under the Form 8-K filed on December 9, 2004.

10.11	Options to acquire shares of the Company’s Common Stock pursuant to the Independent Bank Corp. 1997 Employee Stock Option Plan were awarded to Christopher Oddleifson, Raymond G. Fuerschbach, Edward F. Jankowski, Ferdinand T. Kelley, Jane L. Lundquist, Anthony A. Paciulli, Edward H. Seksay and Denis K. Sheahan pursuant to option agreements dated December 9, 2004. The form of these option agreements were filed as exhibits under the Form 8-K filed on December 15, 2004.

10.12	On-Site Outsourcing Agreement by and between Fidelity Information Services, Inc. and Independent Bank Corp., effective as of November 1, 2004. Incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2004 filed on March 4, 2005. (PLEASE NOTE: Portions of this contract, and its exhibits and attachments, have been omitted pursuant to a request for confidential treatment sent on March 4, 2005 to the Securities and Exchange Commission. The locations where material has been omitted are indicated by the following notation: “{****}”. The entire contract, in unredacted form, has been filed separately with the Commission with the request for confidential treatment.)

10.13	Independent Bank Corp and Rockland Trust Company Executive Officer Performance Incentive Plan (Management contract under Item 601 (10)(iii)(A)). Incorporated by reference to the Company’s Form 10-Q for the quarter ended March 31, 2005, filed on May 3, 2005. (PLEASE NOTE: Portions of this Plan, and its schedules, have been omitted pursuant to a request for confidential treatment sent on May 3, 2005 to the Securities and Exchange Commission. The locations where material has been omitted are indicated by the following notation: “{****}”. The entire Plan, in unredacted form, has been filed separately with the Commission with the request for confidential treatment.)

10.14	New Markets Tax Credit program Allocation Agreement between the Community Development Financial Institutions Fund of the United States Department of the Treasury and Rockland Community Development with an Allocation Effective Date of September 22, 2004 is filed as an exhibit under the Form 8-K filed on October 14, 2004.

10.15	Options to acquire shares of the Company’s Common Stock pursuant to the Independent Bank Corp. 2005 Employee Stock Plan were awarded to Christopher Oddleifson, Raymond G. Fuerschbach, Edward F. Jankowski, Ferdinand T. Kelley, Jane L. Lundquist, Anthony A. Paciulli, Edward H. Seksay, and Denis K. Sheahan pursuant to option agreements dated December 15, 2005. The form of option agreements used for these awards were filed as exhibits under the Form 8-K filed on December 20, 2005.

21	Subsidiaries of the Registrant, incorporated by reference to Form S-3 Registration Statement filed by the Company on October 28, 1999.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Section 302 Certification of Sarbanes-Oxley Act of 2003 is attached hereto.

31.2	Section 302 Certification of Sarbanes-Oxley Act of 2003 is attached hereto.

32.1	Section 906 Certification of Sarbanes-Oxley Act of 2003 is attached hereto.

32.2	Section 906 Certification of Sarbanes-Oxley Act of 2003 is attached hereto.

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

Date: February 16, 2006

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

/s/ Richard S. Anderson Richard S. Anderson	Director	Date: February 16, 2006

/s/ W. Paul Clark W. Paul Clark	Director	Date: February 16, 2006

/s/ Alfred L. Donovan Alfred L. Donovan	Director	Date: February 16, 2006

/s/ Benjamin A. Gilmore, II Benjamin A. Gilmore, II	Director	Date: February 16, 2006

/s/ E. Winthrop Hall E. Winthrop Hall	Director	Date: February 16, 2006

/s/ Kevin J. Jones Kevin J. Jones	Director	Date: February 16, 2006

/s/ Donna A. Lopolito Donna A. Lopolito	Director	Date: February 16, 2006

/s/ Eileen C. Miskell Eileen C. Miskell	Director	Date: February 16, 2006

/s/ Christopher Oddleifson Christopher Oddleifson	Director	Date: February 16, 2006

/s/ Richard H. Sgarzi Richard H. Sgarzi	Director	Date: February 16, 2006

/s/ John H. Spurr, Jr. John H. Spurr, Jr.	Director	Date: February 16, 2006

/s/ Robert D. Sullivan Robert D. Sullivan	Director	Date: February 16, 2006

/s/ Brian S. Tedeschi Brian S. Tedeschi	Director	Date: February 16, 2006

/s/ Thomas J. Teuten Thomas J. Teuten	Director and Chairman of the Board	Date: February 16, 2006

/s/ Denis K. Sheahan Denis K. Sheahan	Chief Financial Officer and Treasurer (Principal financial and accounting officer)	Date: February 16, 2006