Form 10-Q
period 2006-03-31
INDEPENDENT BANK CORP
filed 2006-05-09
CIK 776901

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
Yes ☑     No   ☐
     Indicate by check mark whether the registrant is a large accelerated filer; an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act) (check one).

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-accelerated Filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).
Yes ☐    No ☑
     As of May 1, 2006, there were 15,065,524 shares of the issuer’s common stock outstanding, par value $0.01 per share.

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
INDEPENDENT BANK CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited — Dollars in Thousands, Except Share and Per Share Amounts)

	March 31,	December 31,
	2006	2005

ASSETS
CASH AND DUE FROM BANKS	$59,011	$66,289
FEDERAL FUNDS SOLD AND SHORT TERM INVESTMENTS	12,000	63,662
SECURITIES
TRADING ASSETS	1,598	1,557
SECURITIES AVAILABLE FOR SALE	523,315	581,516
SECURITIES HELD TO MATURITY (fair value $105,721 and $106,730)	103,818	104,268
FEDERAL HOME LOAN BANK STOCK	29,287	29,287

TOTAL SECURITIES	658,018	716,628

LOANS
COMMERCIAL AND INDUSTRIAL	163,024	155,081
COMMERCIAL REAL ESTATE	681,025	683,240
COMMERCIAL CONSTRUCTION	139,557	140,643
BUSINESS BANKING	54,188	51,373
RESIDENTIAL REAL ESTATE	419,732	428,343
RESIDENTIAL CONSTRUCTION	7,460	8,316
RESIDENTIAL LOANS HELD FOR SALE	8,831	5,021
CONSUMER — HOME EQUITY	262,931	251,852
CONSUMER — AUTO	251,025	263,179
CONSUMER — OTHER	52,819	53,760

TOTAL LOANS	2,040,592	2,040,808
LESS: ALLOWANCE FOR LOAN LOSSES	(26,746)	(26,639)

NET LOANS	2,013,846	2,014,169

BANK PREMISES AND EQUIPMENT, NET	36,955	37,431
GOODWILL	55,078	55,078
CORE DEPOSIT INTANGIBLES	1,700	1,780
MORTGAGE SERVICING RIGHTS	2,801	2,892
BANK OWNED LIFE INSURANCE	44,069	44,762
OTHER ASSETS	40,505	38,994

TOTAL ASSETS	$2,923,983	$3,041,685

LIABILITIES AND STOCKHOLDERS’ EQUITY
DEPOSITS
DEMAND DEPOSITS	$485,283	$511,920
SAVINGS AND INTEREST CHECKING ACCOUNTS	576,126	613,840
MONEY MARKET	532,007	550,677
TIME CERTIFICATES OF DEPOSIT OVER $100,000	167,696	167,242
OTHER TIME CERTIFICATES OF DEPOSIT	358,551	361,815

TOTAL DEPOSITS	2,119,663	2,205,494

FEDERAL HOME LOAN BANK BORROWINGS	392,448	417,477
FEDERAL FUNDS PURCHASED AND ASSETS SOLD UNDER REPURCHASE AGREEMENTS	112,484	113,335
JUNIOR SUBORDINATED DEBENTURES	51,546	51,546
TREASURY TAX AND LOAN NOTES	225	5,452

TOTAL BORROWINGS	556,703	587,810

OTHER LIABILITIES	20,610	20,229

TOTAL LIABILITIES	$2,696,976	$2,813,533

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
PREFERRED STOCK, $0.01 par value. Authorized: 1,000,000 Shares Outstanding: None	$—	$—
COMMON STOCK, $0.01 par value. Authorized: 30,000,000 Issued: 15,256,974 Shares at March 31, 2006 and 15,402,391 Shares at December 31, 2005	153	154
SHARES HELD IN RABBI TRUST AT COST 166,273 Shares at March 31, 2006 and 170,488 Shares at December 31, 2005	(1,623)	(1,577)
DEFERRED COMPENSATION OBLIGATION	1,623	1,577
ADDITIONAL PAID IN CAPITAL	59,856	59,700
RETAINED EARNINGS	175,792	175,284
ACCUMULATED OTHER COMPREHENSIVE (LOSS), NET OF TAX	(8,794)	(6,986)

TOTAL STOCKHOLDERS’ EQUITY	227,007	228,152

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,923,983	$3,041,685

The accompanying notes are an integral part of these consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited — Dollars in Thousands, Except Share and Per Share Data)

	THREE MONTHS ENDED
	March 31,
	2006	2005

INTEREST INCOME
Interest on Loans	$32,703	$28,128
Taxable Interest and Dividends on Securities	7,228	8,153
Non-taxable Interest and Dividends on Securities	670	665
Interest on Federal Funds Sold and Short-Term Investments	100	30

Total Interest Income	40,701	36,976

INTEREST EXPENSE
Interest on Deposits	8,460	5,254
Interest on Borrowings	5,935	5,854

Total Interest Expense	14,395	11,108

Net Interest Income	26,306	25,868

PROVISION FOR LOAN LOSSES	750	930

Net Interest Income After Provision For Loan Losses	25,556	24,938

NON-INTEREST INCOME
Service Charges on Deposit Accounts	3,418	2,972
Investment Management Services Income	1,355	1,238
Mortgage Banking Income	818	928
BOLI Income	1,743	424
Net (Loss)/Gain on Sales of Securities	(1,769)	343
Other Non-Interest Income	769	682

Total Non-Interest Income	6,334	6,587

NON-INTEREST EXPENSE
Salaries and Employee Benefits	11,864	11,792
Occupancy and Equipment Expenses	2,713	2,595
Data Processing and Facilities Management	1,060	962
Other Non-Interest Expense	4,747	4,441

Total Non-Interest Expense	20,384	19,790

INCOME BEFORE INCOME TAXES	11,506	11,735
PROVISION FOR INCOME TAXES	3,602	3,821

NET INCOME	$7,904	$7,914

BASIC EARNINGS PER SHARE	$0.52	$0.52

DILUTED EARNINGS PER SHARE	$0.51	$0.51

Weighted average common shares (Basic)	15,343,807	15,347,540
Common stock equivalents	153,624	164,680

Weighted average common shares (Diluted)	15,497,431	15,512,220

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited — Dollars in Thousands, Except Per Share Data)

						ACCUMULATED
		SHARES	DEFERRED	ADDITIONAL		OTHER
	COMMON	HELD IN	COMPENSATION	PAID-IN	RETAINED	COMPREHENSIVE
	STOCK	RABBI TRUST	OBLIGATION	CAPITAL	EARNINGS	INCOME/(LOSS)	TOTAL

BALANCE DECEMBER 31, 2004	$153	($1,428)	$1,428	$59,415	$150,241	$934	$210,743

Net Income					33,205		33,205
Cash Dividends Declared ($0.60 per share)					(9,233)		(9,233)
Proceeds From Exercise of Stock Options	1				1,071		1,072
Tax Benefit on Stock Option Exercise				282			282
Stock-Based Compensation				3			3
Change in Fair Value of Derivatives During Period, Net of Tax, and Realized Gains						870	870
Deferred Compensation Obligation		(149)	149				—
Change in Unrealized Gain on Securities Available For Sale, Net of Tax and Realized Gains						(8,790)	(8,790)

BALANCE DECEMBER 31, 2005	$154	($1,577)	$1,577	$59,700	$175,284	($6,986)	$228,152

Net Income					7,904		7,904
Cash Dividends Declared ($0.16 per share)					(2,451)		(2,451)
Purchase of Common Stock	(2)				(5,777)		(5,779)
Proceeds From Exercise of Stock Options	1				832		833
Tax Benefit on Stock Option Exercise				136			136
Stock-Based Compensation				20			20
Change in Fair Value of Derivatives During Period, Net of Tax, and Realized Gains						838	838
Deferred Compensation Obligation		(46)	46				—
Change in Unrealized Gain on Securities Available For Sale, Net of Tax and Realized Gains						(2,646)	(2,646)

BALANCE MARCH 31, 2006	$153	($1,623)	$1,623	$59,856	$175,792	($8,794)	$227,007

The accompanying notes are an integral part of these consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited — Dollars in Thousands)

	THREE MONTHS ENDED
	MARCH 31,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$7,904	$7,914
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED FROM OPERATING ACTIVITIES:
Depreciation and amortization	1,463	1,471
Provision for loan losses	750	930
Deferred income tax (expense) benefit	(1,036)	(3,741)
Loans originated for resale	(34,923)	(42,676)
Proceeds from mortgage loan sales	31,334	47,523
Proceeds from Bank Owned Life Insurance	(1,316)	—
Gain on sale of mortgages	(221)	(389)
Loss/(Gain) on sale of investments	1,769	(343)
Gain recorded from mortgage servicing rights, net of amortization	91	13
Stock based compensation expense	20	—
Tax benefit from stock option exercises	—	(50)
Changes in assets and liabilities:
Decrease in other assets	3,951	2,096
Increase in other liabilities	242	1,745

TOTAL ADJUSTMENTS	2,124	6,579

NET CASH PROVIDED FROM OPERATING ACTIVITIES	10,028	14,493

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal repayments of Securities Held to Maturity	411	626
Proceeds from maturities and principal repayments and sales of Securities Available For Sale	51,954	78,380
Purchase of Securities Available For Sale	—	(96,796)
Net decrease (increase) in Loans	3,383	(43,079)
Investment in Bank Premises and Equipment	(656)	(1,180)

NET CASH PROVIDED FROM (USED IN) INVESTING ACTIVITIES	55,092	(62,049)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in Time Deposits	(2,810)	62,556
Net (decrease) increase in Other Deposits	(83,021)	16,123
Net decrease in Federal Funds Purchased and Assets Sold Under Repurchase Agreements	(851)	(1,685)
Net decrease in Federal Home Loan Bank Borrowings	(25,029)	(21,358)
Net decrease in Treasury Tax and Loan Notes	(5,227)	(2,797)
Proceeds from exercise of stock options	833	532
Tax benefit from stock option exercises	136	—
Payments for purchase of common stock	(5,779)	—
Dividends paid	(2,312)	(2,146)

NET CASH (USED IN) PROVIDED FROM FINANCING ACTIVITIES	(124,060)	51,225

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(58,940)	3,669

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF PERIOD	129,951	65,696

CASH AND CASH EQUIVALENTS AS OF MARCH 31,	$71,011	$69,365

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the three months for:
Interest on deposits and borrowings	$14,140	$9,392
Income taxes	717	1,195
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Change in fair value of derivatives, net of tax and realized gains	838	1,026
Change in fair value of securities available for sale, net of tax and realized gains	(2,646)	(7,373)
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
     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included. Operating results for the quarter ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006 or any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission.
NOTE 2 — STOCK-BASED COMPENSATION
     The Company has four stock-based plans: the Amended and Restated 1987 Incentive Stock Option Plan (“The 1987 Plan”), the 1996 Non-employee Directors’ Stock Option Plan (“The 1996 Plan”), the 1997 Employee Stock Option Plan (“The 1997 Plan”), and the 2005 Employee Stock Plan (“The 2005 Plan”). All four plans were approved by the Company’s Board of Directors and shareholders.

     The following table presents the amount of cumulatively granted options and restricted stock awards, net of cancellations, through March 31, 2006.

	Authorized	Authorized		Cumulative
	Stock	Restricted		Granted, Net
	Option Awards	Stock Awards	Total	of Cancellations

1987 Plan	800,000	N/A	800,000	586,813
1996 Plan	300,000	N/A	300,000	209,000
1997 Plan	1,100,000	N/A	1,100,000	1,076,572
2005 Plan	(1)	(1)	800,000	140,950

(1)	The Company may award up to a total of 800,000 shares as stock options or restricted stock awards.
     At March 31, 2006, there were no shares available for grant under either the 1987 Plan or the 1996 Plan due to their expiration. Under the 2005 Plan, the 1997 Plan, and the 1996 Plan the option exercise price equals the fair market value on the date of grant. All options granted under the 1997 Plan prior to December 15, 2005 vested between six months and two years of the date of grant and have ten-year contractual terms. All options granted on December 15, 2005 under either the 2005 Plan or the 1997 Plan vested immediately and have seven-year contractual terms. Options granted under all plans expire between 2006 and 2015. The Company issues shares for option exercises and restricted stock issuances from its pool of authorized but unissued shares.
     On July 1, 2004 Chapter 156D of the Massachusetts General Laws, a statute known as the Massachusetts Business Corporation Act, took effect. Chapter 156D applies to Massachusetts corporations, such as the Company, as of its effective date. One provision of Chapter 156D is designed to eliminate the concept of “treasury stock” and provides, in pertinent part, that shares that a Massachusetts company reacquires after July 1, 2004 will be treated as authorized but unissued shares. The Company has, based upon this change in Massachusetts law, retroactively converted its existing treasury stock to authorized but unissued shares from December 31, 2005 back to July 1, 2004 and accounted for this change, in the aggregate amount of $2.6 million, as a reduction in the Company’s common stock (at par value) and retained earnings. There was no impact to total equity. At December 31, 2004 the Company had 124,488 shares at a cost of $1.9 million previously classified as treasury stock.
     On December 15, 2005, the Company’s Board of Directors voted to accelerate the vesting of certain unvested “out-of-the-money” stock options awarded to employees pursuant to the 1997 Plan so that they immediately vested as of December 15, 2005. No other changes were made to the terms and conditions of the stock options affected by the Board vote. The Board vote approved the acceleration and immediate vesting of all unvested options with an exercise price of $31.44 or greater per share. As a consequence of the Board vote, options to purchase 135,549 shares of the Company’s common stock became exercisable immediately. The average of the high price and low price at which the Company’s common stock traded on December 15, 2005, the date of the Board vote, was $28.895 per share. The Company estimates that, as a result of this accelerated vesting, approximately $710,000 of 2006 non-cash compensation expense and $8,000 of 2007 non-cash compensation expense were eliminated that would otherwise have been recognized in the Company’s earnings in accordance with SFAS 123R.
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
     Prior to January 1, 2006, the Company accounted for its stock-based plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations, as permitted by Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). No compensation cost was recognized for stock options in the Consolidated Statement of Income for the periods ended on or prior to December 31, 2005, as options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. However, there was compensation expense recorded in the year ended December 31, 2005 related to restricted stock awards in accordance with APB 25 in the amount of approximately $3,000 before tax.
     Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”) for all share-based payments (See discussion which follows in Recent Accounting Developments), using the modified-prospective transition method. Under this transition method, compensation cost recognized in the quarter ended March 31, 2006 includes: (1) compensation expense recognized over the requisite service period for all share-based awards granted prior to, but not yet fully vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (2) compensation cost for all share-based awards granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R, of which the Company has none to date. In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. Upon adoption of SFAS 123R, the Company elected to retain its method of valuation for share-based awards granted using the Black-Scholes option-pricing model which was also previously used for the Company’s pro forma information required under SFAS 123. The Company is recognizing compensation expense for its awards on a straight-line basis over the requisite service period for the entire award (straight-line attribution method), ensuring that the amount of compensation cost recognized at any date at least equals the portion of the grant-date fair value of the award that is vested at that time.
     The total compensation expense before tax recognized in earnings by the Company in the quarter ended March 31, 2006 was approximately $20,000. The portion of this expense related to restricted stock awards was approximately $14,000. The recognition of compensation expense for these types of awards did not change as a result of adopting SFAS 123R on January 1, 2006. However, as a result of adopting SFAS 123R, the Company was required to recognize additional stock-based compensation expense in the quarter ended March 31, 2006 related to stock option awards in the amount of approximately $6,000. This additional $6,000 pre-tax expense had no impact on the Company’s basic and diluted earnings per share for the quarter ended March 31, 2006.
     As required, prior to the adoption of SFAS 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flows. SFAS 123R requires the cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Therefore, the Company had $136,000 of excess tax benefits classified as a financing cash inflow during the quarter ended March 31, 2006.
     Cash received from stock option exercises for the quarter ended March 31, 2006, was approximately $833,000. The actual tax benefit realized for the tax deductions from option exercises under all plans totaled $136,000 and $50,000, respectively, for the quarters ended March 31, 2006 and 2005. No cash was used by the Company to settle equity instruments granted under share-based compensation arrangements during the quarter ended March 31, 2006.
     For purposes of pro forma disclosures for periods prior to January 1, 2006, the estimated fair value of the stock options is amortized to expense over the vesting period of the options. The Company’s net income and earnings per share for the quarter ended March 31, 2005, had the Company elected to recognize compensation expense for the granting of options under SFAS 123 using the Black-Scholes option pricing model, would have been reduced to the following pro forma amounts:

Three Months Ended March 31,		2005

Net Income:
	As Reported (000’s)	$7,914
Add: Total stock-based employee compensation expense included in reported net income, net of tax		$0
Less: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax		($183)

	Pro Forma (000’s)	$7,731
Basic EPS:
	As Reported	$0.52
	Pro Forma	$0.50
Diluted EPS:
	As Reported	$0.51
	Pro Forma	$0.50
     The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions used for grants under the 2005 Plan, the 1997 Plan and the 1996 Plan.

     Expected volatility is based on the standard deviation of the historical volatility of the weekly adjusted closing price of the Company’s shares for a period equivalent to the expected life of the option.
     The expected life represents the period of time that the option is expected to be outstanding, taking into account the contractual term, historical exercise/forfeiture behavior, and the vesting period, if any.
     Expected dividend yield is an annualized rate calculated using the most recent dividend payment at time of grant and the Company’s average trailing twelve-month daily stock price.
     The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for a period equivalent to the expected life of the option.
     In addition, as SFAS 123R requires that the stock-based compensation expense recognized in earnings be based on the amount of awards ultimately expected to vest, a forfeiture assumption should be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to the adoption of SFAS 123R, the Company was not estimating forfeitures, but was rather adjusting pro forma compensation cost as actual forfeitures occurred, as permitted by SFAS 123. There is no cumulative effect of a change in accounting principle recognized in income at the time of adoption of SFAS 123R as the stock-based compensation expense recognized in income prior to adoption was immaterial and therefore the adjustment to reflect estimated forfeitures related to this expense was immaterial. Stock-based compensation expense recognized in the first quarter of 2006 has been reduced for annualized estimated forfeitures of 5% for both restricted stock and stock option awards. Forfeitures were estimated based on historical experience.

		2005 Plan		1997 Plan		1996 Plan

Expected Volatility	March 31, 2006	N/A		N/A		N/A

	Fiscal Year 2005	25	%(1)	25	%(1)	—
		—		26	%(2)	27	%(3)

Expected Lives	March 31, 2006	N/A		N/A		N/A

	Fiscal Year 2005	3.5 years (1)		3.5 years(1)		—
		—		3.5-4 years(2)		4.5 years(3)

Expected Dividend Yields	March 31, 2006	N/A		N/A		N/A

	Fiscal Year 2005	2.04	%(1)	2.04	%(1)	—
		—		1.91%-1.95	%(2)	2.21	%(3)

Risk Free Interest Rate	March 31, 2006	N/A		N/A		N/A

	Fiscal Year 2005	4.38	%(1)	4.38	%(1)	—
		—		3.53%-3.80	%(2)	3.93	%(3)

(1)	On December 15, 2005, 137,000 options were granted from the 2005 Plan and 45,500 options were granted from the 1997 Plan to the Company’s members of Senior Management. The risk free rate, expected dividend yield, expected life and expected volatility for this grant were determined on December 15, 2005.

(2)	On January 13, 2005, 34,500 options were granted from the 1997 Plan to certain First Vice Presidents and Vice Presidents of the Company. Also on January 13, 2005, 5,000 options were granted to the Senior Vice President and Director of Marketing, Strategy and Analysis. The risk free rate, expected dividend yield, expected life and expected volatility for these grants were determined on January 13, 2005. On September 1, 2005, 500 options were granted from the 1997 Plan to a Vice President of the Company. The risk free rate, expected dividend yield, expected life and expected volatility for this grant was determined on September 1, 2005.

(3)	On April 26, 2005, 11,000 options were granted from the 1996 Plan to the Company’s Board of Directors. The risk free rate, expected dividend yield, expected life and expected volatility for this grant was determined on April 26, 2005.
     A summary of the status of the Company’s 2005 Plan, 1997 Plan, 1996 Plan, and 1987 Plan for the quarter ended March 31, 2006 is presented in the table below:

		2006
		Weighted	Wtd Avg.	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Options	Shares	Price ($)	Term (years)	($000)

Balance, January 1	950,390	$25.67	—	—
Granted	—	$—	—	—
Exercised	(47,883)	$17.40	—	—
Forfeited	(30,202)	$31.77	—	—
Expired	—	$—	—	—
Balance, March 31	872,305	$25.92	6.6	$5,451

Options Exercisable at March 31	868,639	$25.91	6.6	$5,439

Weighted average grant date fair value of options granted		$—

Total intrinsic value of share options exercised				$427
     The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the average of the high price and low price at which the Company’s common stock traded on March 31, 2006 of $31.74, which would have been received by the option holders had all option holders exercised their options as of that date. The weighted average grant date fair value of options granted in the quarter ended March 31, 2005 was $6.72, and the total intrinsic value of share options exercised in that quarter was $121,000.
     During the first quarter of 2006, no options were granted under the 1996 Non-employee Directors’ Stock Option Plan. At March 31, 2006, a total of 89,000 options at a weighted average exercise price of $19.83 were outstanding under that plan, all of which were exercisable.
     A summary of the status of the Company’s nonvested shares as of March 31, 2006 and changes during the quarter then ended is presented in the table below:

	Nonvested Awards Issued Under the Plans
	Stock Options		Restricted Stock Awards
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Awards	Fair Value	Awards	Fair Value

Nonvested at January 1, 2006	37,849	$6.64	11,450	$28.90
Granted	—	$—	—	$—
Vested	(32,367)	$6.73	—	$—
Forfeited	(1,816)	$6.73	—	$—

Nonvested at March 31, 2006	3,666	$5.84	11,450	$28.90

     At March 31, 2006, there was $8,000 of total unrecognized compensation cost related to nonvested stock options granted under all plans. That cost is expected to be recognized over a weighted-average remaining period of 0.4 years. At March 31, 2006, there was $268,000 of total unrecognized compensation cost related to nonvested restricted stock awards granted under all plans, which includes an estimation of forfeitures. That cost is expected to be recognized over a weighted-average remaining period of 2.7 years. The total fair value of stock options that vested during the quarters ended March 31, 2006 and 2005 was $218,000 and $431,000, respectively. There were no restricted stock awards that vested during the quarter ended March 31, 2006.
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

NOTE 3 — RECENT ACCOUNTING DEVELOPMENTS
     FASB Staff Position (“FSP”) FAS 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” In November 2005, the FASB issued FSP FAS 123R-3. This FSP provides a simplified, elective transition alternative to (1) calculating the beginning balance of the pool of excess tax benefits available to absorb tax deficiencies subsequent to the adoption of SFAS 123R (“APIC Pool”) and (2) determining the subsequent impact on the APIC Pool from the tax benefits of awards that are fully vested and outstanding upon the adoption of SFAS 123R. An entity shall follow either the transition guidance described in this FSP or the transition guidance described in SFAS 123R paragraph 81. An entity that adopted SFAS 123R using the modified prospective or modified retrospective application may make a one-time election to adopt the transition method described in this FSP. An entity may take up to one year from the later of its initial adoption of SFAS 123R or the effective date of this FSP to make this one-time election. The Company has not yet determined the transition method that will be applied in calculating the APIC pool after adopting SFAS 123R.
     FASB Staff Position (“FSP”) FAS 123R-4, “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event” In February 2006, the FASB issued FSP FAS 123R-4. This FSP addresses the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event. The guidance in this FSP amends certain paragraphs of SFAS 123R, which required that options or similar instruments be classified as liabilities if the entity could be required under any circumstances to settle the option or similar instrument by transferring cash or other assets. These paragraphs are amended such that a cash settlement feature that can be exercised only upon the occurrence of a contingent event that is outside the employee’s control does not meet the condition in those paragraphs of SFAS 123R until it becomes probable that the event will occur. This FSP was to be applied upon initial adoption of SFAS 123R. An entity that adopted SFAS 123R prior to the issuance of this FSP (such as the Company) is to apply the guidance in the first reporting period beginning after FSP FAS 123R-4 was made available. If in applying SFAS 123R an entity treated options or similar instruments that allow for cash settlement upon the occurrence of a contingent event in a manner consistent with the guidance in this FSP (such as the Company), then that entity would not be required to retrospectively apply the guidance in this FSP to prior periods. The adoption of FSP FAS 123R-4 did not have a material impact on the Company’s financial position or results of operations because the Company treated options that allow for cash settlement upon the occurrence of a contingent event in a manner consistent with the guidance in this FSP upon adoption of SFAS 123R.
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
     SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140” In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 155. SFAS 155 amends SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and SFAS 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). This Statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest- and principal-only strips are not subject to SFAS 133; requires an evaluation of interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amends SFAS 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This SFAS is effective for all financial instruments acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006. As this standard is effective for the Company beginning on January 1, 2007, if the Company were to acquire or issue financial instruments subsequent to that date the guidance in FAS 155 would be applied.
     SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140” In March 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 156. SFAS 156 amends SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. This Statement requires an entity to recognize a servicing asset or servicing liability when it undertakes an obligation to service a financial asset in certain situations; requires separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; permits an entity to choose between an amortization or fair value measurement method for each class of separately recognized servicing assets and servicing liabilities; at initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights; requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS 156 is to be adopted as of the beginning of an entity’s fiscal year that begins after September 15, 2006, with earlier adoption permitted, provided the entity has not yet issued financial statements for any period of that fiscal year. The effective date of this Statement is the date an entity adopts the requirements of this Statement. An entity should apply the requirements for recognition and initial measurement of servicing assets and servicing liabilities prospectively to all transactions after the effective date. The Company does not believe that the adoption of SFAS 156 will have a material impact on the Company’s financial position.

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
     Earnings per share consisted of the following components for the three months ended March 31, 2006 and 2005:

For the Three Months Ended March 31,	Net Income
	2006	2005
	(Dollars in Thousands)
Net Income	$7,904	$7,914

	Weighted Average
	Shares
	2006	2005
Basic EPS	15,343,807	15,347,540
Effect of dilutive securities	153,624	164,680
Diluted EPS	15,497,431	15,512,220

	Net Income
	Per Share
	2006	2005
Basic EPS	$0.52	$0.52
Effect of dilutive securities	$0.01	$0.01
Diluted EPS	$0.51	$0.51

     Options to purchase common stock with an exercise price greater than the average market price of common shares for the period are excluded from the calculation of diluted earnings per share, as their effect on earnings per share would be anti-dilutive. For the three months ended March 31, 2006, there were 313,315 shares excluded from the calculation of diluted earnings per share. For the three months ended March 31, 2005, there were 329,948 shares excluded from the calculation of diluted earnings per share.
NOTE 5- COMMON STOCK REPURCHASE PROGRAM
     On January 19, 2006 the Company’s Board of Directors approved a common stock repurchase program. Under the program, the Company is authorized to repurchase up to 800,000 shares, or approximately 5% of the Company’s outstanding common stock. The Company placed no deadline on the repurchase program, but expects to make open market or privately negotiated purchases from time to time. The timing and amount of stock repurchases will depend upon market conditions, securities law limitations, and other corporate considerations. The repurchase program may be modified, suspended, or terminated by the Board of Directors at any time. As of March 31, 2006, 193,300 shares of stock have been repurchased. Additional information about the repurchase program is set forth in Part II, Item 2 of this Form 10-Q.

NOTE 6- EMPLOYEE BENEFITS
POST RETIREMENT BENEFITS AND SUPPLEMENTAL EXECUTIVE RETIREMENT PLANS
     The following table illustrates the status of the post-retirement benefit plan and supplemental executive retirement plans (“SERPs”) as of March 31, for the periods presented:

Components of Net Periodic Benefit Cost
	Post Retirement Benefits		SERPs
		Three months ended March 31,
	2006	2005	2006	2005
		(Unaudited - Dollars in Thousands)
Service cost	$23	$23	$50	$44
Interest cost	18	18	34	32
Amortization of transition obligation	8	9	—	—
Amortization of prior service cost	3	3	10	12
Recognized net actuarial (gain)/loss	—	—	(1)	—

Net periodic benefit cost	$52	$53	$93	$88

     The Company previously disclosed in its financial statements for the fiscal year ended December 31, 2005 that it expected to contribute $60,000 to its post retirement benefit plan and $112,000 to its SERPs in 2006 and presently anticipates making these contributions. For the three months ended March 31, 2006, $28,000 and $32,000 of contributions have been made to the post retirement benefit plan and the SERPs, respectively.
     Not included in the above summary are the components of net periodic benefit cost for the noncontributory defined benefit pension plan administered by Pentegra (“the Fund”). The Fund does not segregate the assets or liabilities of all participating employers and, accordingly, disclosure of accumulated vested and non-vested benefits is not possible. The pension plan year is July 1st through June 30th. The Company anticipates that contributions paid in 2006 to the defined benefit pension plan related to the 2006-2007 plan year will be $3.2 million, Contributions for the 2005-2006 plan years were all paid in 2005. Pension expense was $2.4 million for the year 2005 and is expected to be $3.2 million for the full year 2006 of which $749,000 has been recognized during the three months ended March 31, 2006 .
NOTE 7 — REPURCHASE AGREEMENTS
     Both wholesale and retail repurchase agreements are collateralized by mortgage-backed securities and U.S. Government obligations. At March 31, 2006, the Company had $25.0 million securities of repurchase agreements outstanding with third party brokers and $87.5 million of customer repurchase agreements outstanding. The related securities are included in the securities available for sale.

NOTE 8 — COMPREHENSIVE INCOME (LOSS)
     Information on the Company’s comprehensive income (loss), presented net of taxes, is set forth below for the three months ended March 31, 2006 and 2005 .

	(Unaudited - Dollars in Thousands)
	FOR THE THREE
	MONTHS ENDED
	MARCH 31,
	2006	2005

Net Income	$7,904	$7,914
Other Comprehensive (Loss) Income, Net of Tax:
Increase in unrealized losses on securities available for sale, net of tax of $2,280 and $4,308 for the three months ended March 31, 2006 and 2005, respectively	(3,778)	(7,156)

Less: reclassification adjustment for realized losses/(gains) included in net earnings, net of tax of $637 and $125 for the three months ended March 31, 2006 and 2005, respectively	1,132	(217)

Net change in unrealized losses on securities available for sale, net of tax of $1,643 and $4,433 for the three months ending March 31, 2006 and 2005, respectively	(2,646)	(7,373)

Increase in fair value of derivatives, net of tax of $784 and $842 for the three months ending March 31, 2006 and 2005, respectively	1,082	1,162

Less: reclassification of realized gains on derivatives, net of tax of $177 and $99 for the three months ending March 31, 2006 and 2005, respectively	(244)	(136)

Net change in fair value of derivatives, net of tax of $607 and $743 for the three months ending March 31, 2006 and 2005, respectively	838	1,026

Other Comprehensive Loss, Net of Tax:	(1,808)	(6,347)

Comprehensive Income	$6,096	$1,567

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of
Operations
     The following discussion should be read in conjunction with the consolidated financial statements, notes and tables included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission.
Cautionary Statement Regarding Forward-Looking Statements
     A number of the presentations and disclosures in this Form 10-Q, including, without limitation, statements regarding the level of allowance for loan losses, the rate of delinquencies and amounts of charge-offs, the rates of loan growth, and any statements preceded by, followed by, or which include the words “may,” “could,” “should,” “will,” “would,” “hope,” “might,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “assume” or similar expressions constitute forward-looking statements.

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
     Although the Company believes that the expectations reflected in the Company’s forward-looking statements are reasonable, these statements involve risks and uncertainties that are subject to change based on various important factors (some of which are beyond the Company’s control). The following factors, among others, could cause the Company’s financial performance to differ materially from the Company’s goals, plans, objectives, intentions, expectations and other forward-looking statements:
•	a weakening in the strength of the United States economy in general and the strength of the regional and local economies within the New England region and Massachusetts which could result in a deterioration of credit quality, a change in the allowance for loan losses or a reduced demand for the Company’s credit or fee-based products and services;

•	adverse changes in the local real estate market, as most of the Company’s loans are concentrated in southeastern Massachusetts and Cape Cod and a substantial portion of these loans have real estate as collateral, could result in a deterioration of credit quality and an increase in the allowance for loan losses;

•	the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System could affect the Company’s business environment or affect the Company’s operations;

•	the effects of, any changes in, and any failure by the Company to comply with tax laws generally and requirements of the federal New Markets Tax Credit program in particular could adversely affect the Company’s tax provision and its financial results;

•	inflation, interest rate, market and monetary fluctuations could reduce net interest income and could increase credit losses;

•	adverse changes in asset quality could result in increasing credit risk-related losses and expenses;

•	competitive pressures could intensify and affect the Company’s profitability, including as a result of continued industry consolidation and the increase in non-banks providing financial services;

•	a deterioration in the conditions of the securities markets could adversely affect the value or credit quality of the Company’s assets, the availability and terms of funding necessary to meet the Company’s liquidity needs and the Company’s ability to originate loans;

•	the potential to adapt to changes in information technology could adversely impact the Company’s operations and require increased capital spending;

•	changes in consumer spending and savings habits could negatively impact the Company’s financial results; and

•	future acquisitions may not produce results at levels or within time frames originally anticipated and may result in unforeseen integration issues.
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
     The Company reported earnings of $7.9 million for the quarter ended March 31, 2006, a decrease of 0.1%, from the same period last year.
     Management continues to focus on earning asset growth in the commercial lending and home equity lending segments, while placing less emphasis on indirect auto, portfolio residential lending and the securities portfolio. While this strategy has slowed balance sheet and earnings growth, management believes it is prudent in the current interest rate environment. Emphasis on the securities portfolio has decreased on both a relative basis (as a percent of earning assets) as well as on an actual basis, reflecting the current flat yield curve (defined below) environment which management believes not to be conducive to growing the securities portfolio. Management has de-emphasized auto loan originations because management believes that there is currently a poor return on characteristics of certain segments of that business. As a result of Management’s disciplined approach to quality asset generation, earning asset growth is expected to be flat in 2006.
     The following graph depicts the historical U.S. Treasury yield curve as of March 31, for the years 2004 – 2006.

     A yield curve is a graphic line chart that shows interest rates at a specific point for all securities having equal risk, but different maturity dates. 1 A flat yield curve is one in which there is little difference between short-term and long-term rates for bonds of the same credit quality. When short- and long-term bonds are offering equivalent yields, there is usually little benefit in holding the longer-term instruments — that is, the investor does not gain any excess compensation for the risks associated with holding longer-term securities. For example, a flat yield curve on U.S. Treasury Securities would be one in which the yield on a two-year bond is 5% and the yield on a 30-year bond is 5.1%. 2

1	The Free Dictionary.com

2	Investopedia.com
     The following graph presents the decline in the Company’s securities portfolio throughout 2005 into 2006:

     Total deposits of $2.1 billion at March 31, 2006 decreased $85.8 million, or 3.9%, compared to December 31, 2005 and decreased $19.3 million, or 0.9%, from the same period last year. Management believes that seasonality, as well as competition for deposits, are the major factors contributing to the decreased deposit balances.
     The following graph presents the Company’s historical demand deposit balances at the dates indicated:
     The Company remains committed to deposit generation, with careful management of deposit pricing and selective deposit promotion, in an effort to control the Company’s cost of funds.

     While changes in the prevailing interest rate environment (see Historical U.S. Treasury Yield Curve graph above) have and will continue to have an impact on the Company’s earnings, management strives to mitigate volatility in net interest income resulting from changes in benchmark interest rates by adjustable rate asset generation, effective liability management, and utilization of off-balance sheet interest rate derivatives. (For a discussion of interest rate derivatives and interest rate sensitivity see the Asset/Liability Management section and Market Risk section and Table 8– “Interest Rate Sensitivity” within the Market Risk section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations hereof.)
     Net interest margin for the quarter ended March 31, 2006 was 3.88% compared to 3.84% for the quarter ended March 31, 2005. For the remainder of 2006, assuming a similar interest rate environment, the Company expects the net interest margin to gradually expand back into the mid to high 3.90’s, with deposit pricing and a lower securities portfolio being the key determinants. Management will continue to focus on rationally priced deposit generation and targeted high-value loan growth. Competition for deposit generation in the Company’s footprint is expected to remain strong.
     Asset quality continues to be a highlight for the Company. Non-performing assets at March 31, 2006 were $4.6 million, or 0.16%, of total assets, as compared to $3.3 million, or 0.11%, of total assets at December 31, 2005. Net charge-offs for the quarter were $643,000, or 13 basis points of average loans on an annualized basis compared to $622,000 or 13 basis points of average loans on an annualized basis at March 31, 2005. Loan delinquency improved to 50 basis points at March 31, 2006, as compared to the 81 basis points recorded at year-end 2005.
     The following graph depicts the Company’s non-performing assets to total assets at the periods indicated:

        Some of the Company’s other highlights for the first three months of 2006 included:
o	Opening a new commercial banking office in New Bedford, MA staffed by two new seasoned bankers from that market,
o	Hiring two additional seasoned commercial bankers in other markets, which in total increases the Company’s total staff of commercial bankers by 10%, as well as strengthened our mortgage banking business with the hiring of two new experienced mortgage loan originators,
o	Continued disciplined capital management
o	Repurchased approximately 200,000 (1.2%) common shares as part of the previously announced stock buy-back program, and plan on repurchasing a total of 5% of the Company’s outstanding stock, or 800,000 shares in total.

o	Management announced that it anticipates refinancing its Trust Preferred Securities in the latter part of 2006, saving approximately $1.0 million in interest expense, on an annualized basis, beginning in 2007.

o	Announcing a 7% increase in the quarterly dividend to $0.16 per share.
     Management continues to focus on creating long-term shareholder value, through prudent capital management, a disciplined approach to asset generation and deposit pricing, a commitment to superior customer service, and targeted expansion, such as the opening of the new commercial lending office in New Bedford, MA.

FINANCIAL POSITION
     Loan Portfolio Total loans decreased by $216,000, or 0.01%, during the three months ended March 31, 2006. The decreases were mainly in residential loans which decreased by $5.7 million, or 1.3%, commercial real estate and construction lending which decreased by $3.3, or 0.4% and the consumer-auto loan portfolio which decreased by $12.2 million, or 4.6%, as this segment of the loan portfolio has been de-emphasized due to narrowing spreads. Partially offsetting these decreases are increases in the consumer-home equity portfolio of $11.1 million, or 4.4% and increases in the commercial and industrial portfolio which increased by $7.9 million, or 5.1%.
     Asset Quality Rockland Trust Company actively manages all delinquent loans in accordance with formally drafted policies and established procedures. In addition, Rockland Trust Company’s Board of Directors reviews delinquency statistics, by loan type, on a monthly basis.
     Delinquency The Bank’s philosophy toward managing its loan portfolios is predicated upon careful monitoring which stresses early detection and response to delinquent and default situations. The Bank seeks to make arrangements to resolve any delinquent or default situation over the shortest possible time frame. Generally, the Bank requires that a delinquency notice be mailed to a borrower upon expiration of a grace period (typically no longer than 15 days beyond the due date). Reminder notices and telephone calls may be issued prior to the expiration of the grace period. If the delinquent status is not resolved within a reasonable time frame following the mailing of a delinquency notice, the Bank’s personnel charged with managing its loan portfolios contacts the borrower to determine the reasons for delinquency and the prospects for payment. Any subsequent actions taken to resolve the delinquency will depend upon the nature of the loan and the length of time that the loan has been delinquent. The borrower’s needs are considered as much as reasonably possible without jeopardizing the Bank’s position. A late charge is usually assessed on loans upon expiration of the grace period.
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
     The following table sets forth a summary of certain delinquency information as of the dates indicated:

Table 1 — Summary of Delinquency Information

	At March 31, 2006				At December 31, 2005
	60-89 days		90 days or more		60-89 days		90 days or more
	Number	Principal	Number	Principal	Number	Principal	Number	Principal
	of Loans	Balance	of Loans	Balance	of Loans	Balance	of Loans	Balance
	(Unaudited - Dollars in Thousands)
Commercial and Industrial	1	$48	4	$276	2	$24	4	$209
Commercial Real Estate	1	630	4	2,913	3	2,892	2	288
Commercial Construction	—	—	—	—	—	—	—	—
Business Banking	1	33	3	57	5	97	3	47
Residential Real Estate	1	48	1	332	4	1,337	2	373
Residential Construction	—	—	—	—	—	—	—	—
Consumer — Home Equity	—	—	2	32	—	—	—	—
Consumer — Auto	51	392	53	437	65	597	61	572
Consumer — Other	8	5	20	68	18	112	17	110

Total	63	$1,156	87	$4,115	97	$5,059	89	$1,599

     Nonaccrual Loans As permitted by banking regulations, consumer loans and home equity loans past due 90 days or more continue to accrue interest. In addition, certain commercial and real estate loans that are more than 90 days past due may be kept on an accruing status if the loan is well secured and in the process of collection. As a general rule, a commercial or real estate loan more than 90 days past due with respect to principal or interest is classified as a nonaccrual loan. Income accruals are suspended on all nonaccrual loans and all previously accrued and uncollected interest is reversed against current income. A loan remains on nonaccrual status until it becomes current with respect to principal and interest (and in certain instances remains current for up to three months), when the loan is liquidated, or when the loan is determined to be uncollectible and it is charged-off against the allowance for loan losses.
     Nonperforming Assets Nonperforming assets are comprised of nonperforming loans, nonperforming securities and Other Real Estate Owned (“OREO”). Nonperforming loans consist of loans that are more than 90 days past due but still accruing interest and nonaccrual loans. OREO includes properties held by the Bank as a result of foreclosure or by acceptance of a deed in lieu of foreclosure. As of March 31, 2006, nonperforming assets totaled $4.6 million, an increase of $1.3 million, or 38.6%, compared to December 31, 2005. Nonperforming assets represented 0.16% of total assets for the three months ended March 31, 2006 and 0.11% for the year ending December 31, 2005. The Bank had one property held as OREO for the period ending March 31, 2006 and for the period ending December 31, 2005 which was valued at one dollar.
     Repossessed automobile loan balances continue to be classified as nonperforming loans, and not as other assets, because the borrower has the potential to satisfy the obligation within twenty days from the date of repossession (before the Bank can schedule disposal of the collateral). The borrower can redeem the property by payment in full at any time prior to the disposal of it by the Bank. Repossessed automobile loan balances amounted to $370,000 $509,000 and $557,000 for the periods ending March 31, 2006, December 31, 2005, and March 31, 2005, respectively.
     The following table sets forth information regarding nonperforming assets held by the Company at the dates indicated.

Table 2 — Nonperforming Assets / Loans
(Unaudited — Dollars in Thousands)

	As of	As of	As of
	March 31,	December 31,	March 31,
	2006	2005	2005
Loans past due 90 days or more but still accruing
Consumer — Home Equity	$33	$—	$49
Consumer — Auto	130	165	56
Consumer — Other	104	62	113

Total	$267	$227	$218

Loans accounted for on a nonaccrual basis (1)
Commercial and Industrial	$324	$245	$201
Business Banking	57	47	62
Commercial Real Estate	2,913	313	653
Residential Real Estate	684	1,876	1,016
Consumer — Auto	369	509	557
Consumer — Other	13	122	74

Total	$4,360	$3,112	$2,563

Total nonperforming loans	$4,627	$3,339	$2,781

Other real estate owned	$—	$—	$—

Total nonperforming assets	$4,627	$3,339	$2,781

Restructured loans	$—	$377	$406

Nonperforming loans as a percent of gross loans	0.23%	0.16%	0.14%

Nonperforming assets as a percent of total assets	0.16%	0.11%	0.09%

     (1) There were no restructured nonaccruing loans at March 31, 2006, December 31, 2005 and March 31, 2005.
     In the course of resolving nonperforming loans, the Bank may choose to restructure the contractual terms of certain commercial and real estate loans. Terms may be modified to fit the ability of the borrower to repay in line with its current financial status. It is the Bank’s policy to maintain restructured loans on nonaccrual status for approximately six months before management considers its return to accrual status. At March 31, 2006 and 2005, the Bank had zero and $406,000, respectively, of restructured loans.
     Potential problem loans are any loans, which are not included in nonaccrual or non-performing loans and which are not considered troubled debt restructures, where known information about possible credit problems of the borrowers causes management to have concerns as to the ability of such borrowers to comply with present loan repayment terms. At both March 31, 2006 and December 31, 2005, the Bank had nine potential problem loan relationships, respectively, which are not included in nonperforming loans with an outstanding balance of $27.5 million and $30.3 million, respectively. At March 31, 2006, problem loans continued to perform and the Company’s management actively monitors these loans to minimize any possible adverse impact to the Bank.
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
     Interest income that would have been recognized for both the three months ended March 31, 2006, and 2005, if nonperforming loans at the respective dates had been performing in accordance with their original terms approximated $66,000. The actual amount of interest that was collected on these nonaccrual and restructured loans during each of those periods and included in interest income was approximately $39,000 and $31,000, respectively.
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
     Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer, or residential loans for impairment disclosures. At March 31, 2006, impaired loans include all commercial real estate loans and commercial and industrial loans on nonaccrual status and restructured loans and certain potential problem loans for which a collateral deficit exists and a specific allocation of allowance for loan losses has been assigned. Total impaired loans at March 31, 2006 and December 31, 2005 were $3.2 million and $935,000, respectively.
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
     As of March 31, 2006, the allowance for loan losses totaled $26.7 million, or 1.31%, of total loans as compared to $26.6 million, or 1.31%, of total loans at December 31, 2005. Based on the analyses described herein, management believes that the level of the allowance for loan losses at March 31, 2006 is adequate.

     The following table summarizes changes in the allowance for loan losses and other selected loan data for the periods presented:
Table 3 — Summary of Changes in the Allowance for Loan Losses

	Quarter to Date
	March 31,	December 31,	September 30,	June 30,	March 31,
	2006	2005	2005	2005	2005
	(Unaudited - Dollars in Thousands)
Average loans	$2,042,984	$2,028,820	$2,004,389	$1,983,148	$1,932,768

Allowance for loan losses, beginning of period	$26,639	$26,455	$26,050	$25,505	$25,197
Charged-off loans:
Commercial and Industrial	141	—	120	—	—
Business Banking	48	111	196	48	151
Commercial Real Estate	—	—	—	—	—
Residential Real Estate	—	—	—	—	—
Commercial Construction	—	—	—	—	—
Residential Construction	—	—	—	—	—
Consumer — Home Equity	—	—	—	—	—
Consumer — Auto	454	592	333	421	426
Consumer — Other	249	327	285	283	181

Total charged-off loans	892	1,030	934	752	758

Recoveries on loans previously charged-off:
Commercial and Industrial	49	14	15	51	6
Business Banking	—	1	2	9	2
Commercial Real Estate	—	—	127	—	—
Residential Real Estate	—	—	—	—	—
Commercial Construction	—	—	—	—	—
Residential Construction	—	—	—	—	—
Consumer — Home Equity	—	—	—	—	20
Consumer — Auto	151	88	91	105	65
Consumer — Other	49	41	34	27	43

Total recoveries	249	144	269	192	136

Net loans charged-off	643	886	665	560	622
Addition due to acquisition	—	—	—	—	—
Provision for loan losses	750	1,070	1,070	1,105	930

Total allowance for loan losses, end of period	$26,746	$26,639	$26,455	$26,050	$25,505

Net loans charged-off as a percent of average total loans	0.03%	0.04%	0.03%	0.03%	0.03%
Total allowance for loan losses as a percent of total loans	1.31%	1.31%	1.31%	1.30%	1.31%
Total allowance for loan losses as a percent of nonperforming loans	578.04%	797.81%	1,074.53%	1,241.07%	917.12%
Net loans charged-off as a percent of allowance for loan losses	2.40%	3.33%	2.51%	2.15%	2.44%
Recoveries as a percent of charge-offs	27.91%	13.98%	28.80%	25.53%	17.94%
     The allowance for loan losses is allocated to various loan categories as part of the Bank’s process of evaluating its adequacy. The amount of allowance allocated to these loan categories was $24.1 million at March 31, 2006, compared to $24.1 million at December 31, 2005. The distribution of allowances allocated among the various loan categories as of March

31, 2006 was categorically similar to the distribution as of December 31, 2005. Increases or decreases in the amounts allocated to each category, as compared to those shown as of December 31, 2005, generally, reflect changes in portfolio balances outstanding due to new loan originations, loans paid off, changes in levels of credit line usage and the results of ongoing credit risk assessments of the loan portfolio.
     The following table summarizes the allocation of the allowance for loan losses for the dates indicated:
Table 4 — Summary of Allocation of the Allowance for Loan Losses
(Unaudited — Dollars In Thousands)

	AT MARCH 31,		AT DECEMBER 31,
	2006		2005
		Percent of		Percent of
		Loans		Loans
	Allowance	In Category	Allowance	In Category
	Amount	To Total Loans	Amount	To Total Loans
Allocated Allowances:
Commercial and Industrial	$3,149	8.0%	$3,134	7.6%
Business Banking	1,255	2.7%	1,193	2.5%
Commercial Real Estate	11,568	33.3%	11,554	33.5%
Real Estate Construction	3,413	7.2%	3,474	7.3%
Real Estate Residential	630	21.0%	650	21.2%
Consumer — Home Equity	788	12.9%	755	12.4%
Consumer — Auto	2,509	12.3%	2,629	12.9%
Consumer — Other	748	2.6%	757	2.6%
Imprecision Allowance	2,686	NA	2,493	NA

Total Allowance for Loan Losses	$26,746	100.0%	$26,639	100.0%

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

     The other method used to allocate allowances for loan losses entails the assignment of allowance amounts to individual loans on the basis of loan impairment. Certain loans are evaluated individually and are judged to be impaired when management believes it is probable that the Bank will not collect all of the contractual interest and principal payments as scheduled in the loan agreement. Under this method, loans are selected for evaluation based upon a change in internal risk rating, occurrence of delinquency, loan classification or non-accrual status. A specific allowance amount is allocated to an individual loan when such loan has been deemed impaired and when the amount of a probable loss is able to be estimated on the basis of: (a) the present value of anticipated future cash flows or on the loan’s observable fair market value or (b) the fair value of collateral if the loan is collateral dependent. Loans with a specific allowance and the amount of such allowance totaled $3.2 million and $228,000, respectively, at March 31, 2006 and $558,000 and $1,000, respectively, at December 31, 2005.
     A portion of the allowance for loan losses is not allocated to any specific section of the loan portfolio. This non-specific allowance is maintained for two primary reasons: (a) there exists an inherent subjectivity and imprecision to the analytical processes employed and (b) the prevailing business environment, as it is affected by changing economic conditions and various external factors, may impact the portfolio in ways currently unforeseen. Moreover, management has identified certain risk factors, which could impact the degree of loss sustained within the portfolio. These include: (a) market risk factors, such as the effects of economic variability on the entire portfolio, and (b) unique portfolio risk factors that are inherent characteristics of the Bank’s loan portfolio. Market risk factors may consist of changes to general economic and business conditions that may impact the Bank’s loan portfolio customer base in terms of ability to repay and that may result in changes in value of underlying collateral. Unique portfolio risk factors may include industry concentration or covariant industry concentrations, geographic concentrations or trends that may exacerbate losses resulting from economic events which the Bank may not be able to fully diversify out of its portfolio.
     Due to the imprecise nature of the loan loss estimation process and ever changing conditions, these risk attributes may not be adequately captured in data related to the formula-based loan loss components used to determine allocations in the Bank’s analysis of the adequacy of the allowance for loan losses. Management, therefore, has established and maintains an imprecision allowance for loan losses reflecting the uncertainty of future economic conditions within the Bank’s market area. The amount of this measurement imprecision allocation was $2.7 million and $2.5 million at March 31, 2006 and December 31, 2005, respectively.
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
     As of March 31, 2006, the allowance for loan losses totaled $26.7 million as compared to $26.6 million at December 31, 2005. Based on the processes described above, management believes that the level of the allowance for possible loan losses at March 31, 2006 is adequate.

     Goodwill and Core Deposit Intangibles Goodwill and Core Deposit Intangibles (“CDI”) decreased $80,000, or 0.1%, to $56.8 million at March 31, 2006 from December 31, 2005, resulting from the normal amortization of the CDI.
     Securities Securities decreased by $58.6 million, or 8.2%, during the three months ended March 31, 2006. This resulted mainly from the sale of $31.4 million in lower coupon securities for the three months ended March 31, 2006 and the decision not to reinvest pay-downs on the securities portfolio in the current rate environment. The ratio of securities to total assets as of March 31, 2006 is 22.5%.
     Deposits Total deposits of $2.1 billion at March 31, 2006 decreased $85.8 million, or 3.9%, compared to December 31, 2005. The Company experienced a decrease in core deposits of $83.0 million, or 5.0%. Time deposits decreased by $2.8 million, or 0.5%. Management believes that seasonality as well as intense competition for deposits are the major factors contributing to the decreased deposit balances.
     Borrowings Total borrowings decreased $31.1 million, or 5.3%, to $556.7 million at March 31, 2006 from December 31, 2005.
     Stockholders’ Equity Stockholders’ equity as of March 31, 2006 totaled $227.0 million, as compared to $228.2 million at December 31, 2005. This amount increased due to net income of $7.9 million, stock option exercise proceeds of $0.8 million, and the net change in the fair value of derivatives of $0.8 million. These increases were offset by stock repurchases of $5.8 million, dividends declared of $2.5 million and a net increase in unrealized losses on securities of $2.6 million.
     Equity to Assets Ratio The ratio of equity to assets was 7.8% at March 31, 2006 and 7.5% at December 31, 2005.
RESULTS OF OPERATIONS
     Summary of Results of Operations The Company reported net income of $7.9 million, a $10,000, or 0.1% decrease, for the first quarter of 2006 as compared with the first quarter of 2005. Diluted earnings per share were $0.51 for the three months ended March 31, 2006, the same amount recorded in the first quarter of 2005.
Net Interest Income The amount of net interest income is affected by changes in interest rates and by the volume and mix of interest earning assets and interest bearing liabilities.
     On a fully tax equivalent basis, net interest income for the first quarter of 2006 increased $449,000, or 1.7%, to $26.8 million, as compared to the first quarter of 2005. The Company’s net interest margin was 3.88% for the quarter ended March 31, 2006 compared to 3.84% for the quarter ended March 31, 2005. The Company’s interest rate spread (the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities) was 3.39% for the first quarter of 2006, 7 basis points less than the comparable period in the prior year.

     The following table presents the Company’s average balances, net interest income, interest rate spread, and net interest margin for the three months ending March 31, 2006 and March 31, 2005. For purposes of the table and the following discussion, income from interest-earning assets and net interest income are presented on a fully-taxable equivalent basis by adjusting income and yields earned on tax-exempt interest received on loans to qualifying borrowers and on certain of the Company’s securities to make them equivalent to income and yields on fully-taxable investments, assuming a federal income tax rate of 35%.

Table 5 — Average Balance, Interest Earned/Paid & Average Yields
(Unaudited — Dollars in Thousands)

		INTEREST			INTEREST
	AVERAGE	EARNED/	AVERAGE	AVERAGE	EARNED/	AVERAGE
	BALANCE	PAID	YIELD/RATE	BALANCE	PAID	YIELD/RATE
FOR THE THREE MONTHS ENDED MARCH 31,	2006	2006	2006	2005	2005	2005
Interest-earning Assets:
Federal Funds Sold and Short Term Investments	$9,856	$100	4.06%	$4,885	$30	2.46%
Securities:
Trading Assets	1,555	12	3.09%	1,571	12	3.06%
Taxable Investment Securities	640,048	7,216	4.51%	739,914	8,142	4.40%
Non-taxable Investment Securities (1)	61,538	1,031	6.70%	62,656	1,022	6.52%

Total Securities:	703,141	8,259	4.70%	804,141	9,176	4.56%
Loans (1)	2,042,984	32,797	6.42%	1,932,768	28,214	5.84%

Total Interest-Earning Assets	$2,755,981	$41,156	5.97%	$2,741,794	$37,420	5.46%

Cash and Due from Banks	61,022			61,613
Other Assets	150,329			140,558

Total Assets	$2,967,332			$2,943,965

Interest-bearing Liabilities:
Deposits:
Savings and Interest Checking Accounts	$573,944	$933	0.65%	$598,734	$658	0.44%
Money Market	545,491	3,322	2.44%	499,468	1,830	1.47%
Time Deposits	537,454	4,205	3.13%	497,328	2,766	2.22%

Total interest-bearing deposits:	1,656,889	8,460	2.04%	1,595,530	5,254	1.32%
Borrowings:
Federal Home Loan Bank Borrowings	$416,084	$4,165	4.00%	$508,971	$4,538	3.57%
Federal Funds Purchased and Assets Sold Under Repurchase Agreement	107,249	636	2.37%	64,729	194	1.20%
Junior Subordinated Debentures	51,546	1,118	8.68%	51,546	1,117	8.67%
Treasury Tax and Loan Notes	1,442	16	4.44%	2,016	5	0.99%

Total borrowings:	576,321	5,935	4.12%	627,262	5,854	3.73%

Total Interest-Bearing Liabilities	$2,233,210	$14,395	2.58%	$2,222,792	$11,108	2.00%

Demand Deposits	485,997			491,093
Other Liabilities	17,948			17,203

Total Liabilities	2,737,155			2,731,088
Stockholders’ Equity	230,177			212,877

Total Liabilities and Stockholders’ Equity	$2,967,332			$2,943,965

Net Interest Income		$26,761			$26,312

Interest Rate Spread (2)			3.39%			3.46%

Net Interest Margin (2)			3.88%			3.84%

Supplemental Information:
Total Deposits, including Demand Deposits	$2,142,886	$8,460		$2,086,623	$5,254
Cost of Total Deposits			1.58%			1.01%
Total Funding Liabilities, including Demand Deposits	$2,719,207	$14,395		$2,713,885	$11,108
Cost of Total Funding Liabilities			2.12%			1.64%

(1)	The total amount of adjustment to present interest income and yield on a fully tax-equivalent basis is $455 and $444 for the three months ended March 31, 2006 and 2005, respectively. Also, non-accrual loans have been included in the average loan category; however, unpaid interest on non-accrual loans has not been included for purposes of determining interest income.

(2)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities. Net interest margin represents annualized net interest income as a percent of average interest-earning assets.
     The increase in net interest income for the first quarter of 2006 compared to the first quarter of 2005 was mainly due to an increase in income from interest-earning assets, specifically increases in interest income from loans which increased by $4.6 million, or 16.2%.

     Average loan balances for the three months ending March 31, 2006 have grown by $110.2 million from the comparative period with the yield on loans also increasing by 58 basis points from 5.84% to 6.42% primarily variable rate loans but also to a lesser extent prepayment penalties moved to interest income and fixed rate loans repricing. The average balance on securities decreased $101.0 million compared to March 31, 2005 with the yield on securities increasing by 14 basis points from 4.56% to 4.70% Partially offsetting the increase in interest income was an increase in interest expense of $3.3 million resulting from an increase in the total cost of funds of 48 basis points from 1.64% to 2.12%, driven primarily by the increase in deposit rates.
     Average loan balances for the three months ending March 31, 2005 grew by $329.9 million from the comparative period in 2004 with the yield on loans also increasing by 1 basis point from 5.83% to 5.84%. Contributing to the increase balances experienced in loans as well as deposits was the acquisition of Falmouth Bancorp, Inc. On July 16, 2004 the Company acquired $96.9 million of loans and $136.7 million of deposits associated with this acquisition.
     On an average basis, securities increased to $804.1 million at March 31, 2005 from $705.7 million at March 31, 2004 while the yield on securities decreased 9 basis points from 4.65% to 4.56%. Interest expense increased by $3.5 million and the total cost of funds increased by 27 basis points from 1.37% to 1.64%.
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

Table 6 — Volume Rate Analysis

	Three Months Ended March 31,				Three Months Ended March 31,
	2006 Compared to 2005				2005 Compared to 2004
			Change				Change
	Change	Change	Due to		Change	Change	Due to
	Due to	Due to	Volume/	Total	Due to	Due to	Volume/	Total
	Rate	Volume	Rate	Change	Rate	Volume	Rate	Change
	(Unaudited - Dollars in Thousands)				(Unaudited - Dollars in Thousands)
Income on interest-earning assets:
Federal funds sold	$20	$30	$20	$70	$(1)	$—	$31	$30
Securities:
Taxable securities	200	(1,099)	(27)	(926)	(23)	1,132	(4)	1,105
Non-taxable securities (1)	27	(18)	—	9	(59)	(72)	4	(127)
Trading assets	—	—	—	—	(2)	—	—	(2)

Total Securities:	227	(1,117)	(27)	(917)	(84)	1,060	—	976
Loans (1) (2)	2,814	1,609	160	4,583	41	4,808	8	4,857

Total	$3,061	$522	$153	$3,736	$(44)	$5,868	$39	$5,863

Expense of interest-bearing liabilities:
Deposits:
Savings and Interest Checking accounts	$315	$(27)	$(13)	$275	$(115)	$103	$(17)	$(29)
Money Market	1,211	169	112	1,492	273	389	99	761
Time deposits	1,125	223	91	1,439	70	152	4	226

Total interest-bearing deposits:	2,651	365	190	3,206	228	644	86	958
Borrowings:
Federal Home Loan Bank borrowings	$557	$(828)	$(102)	$(373)	$278	$944	$82	$1,304
Federal funds purchased and assets sold under repurchase agreements	190	127	125	442	37	46	18	101
Junior Subordinated Debentures	1	—	—	1	—	1,081	24	1,105
Treasury tax and loan notes	17	(1)	(5)	11	6	(2)	(3)	1

Total borrowings:	765	(702)	18	81	321	2,069	121	2,511

Total	$3,416	$(337)	$208	$3,287	$549	$2,713	$207	$3,469

Change in net interest income	$(355)	$859	$(55)	$449	$(593)	$3,155	$(168)	$2,394

(1)	The total amount of adjustment to present income and yield on a fully tax-equivalent basis is $455 and $444 for the three months ended March 31, 2006 and 2005, respectively. (2) Loans include portfolio loans, loans held for sale and nonperforming loans; however unpaid interest on nonaccrual loans has not been included for purposes of determining interest income.
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
     The provision for loan losses decreased to $750,000 for the three months ended March 31, 2006 compared with $930,000 for the three months ended March 31, 2005. Provision for loan losses for the quarter covered net charge-offs by 1.2 times. The ratio of the allowance for loan losses to total loans was 1.31% as of March 31, 2006. For the quarter ended March 31, 2006, net loan charge-offs totaled $643,000, a decrease of $243,000 from the quarter ended December 31, 2005. The allowance for loan losses at March 31, 2006 was 578.04% of nonperforming loans, as compared to 797.81% at December 31, 2005 year-end.
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
     Non-Interest Income Non-interest income decreased by $253,000, or 3.8%, during the three months ended March 31, 2006 respectively, as compared to the same period in the prior year.
     Service charges on deposit accounts increased by $446,000, or 15.0%, for the three months ended March 31, 2006, as compared to the same period in 2005, reflecting increased revenue on overdrafts and debit card service charges. Investment management services income increased by $117,000, or 9.5%, for the three months ended March 31, 2006, compared to the same period last year due to growth in managed assets. Assets under administration increased by $136.8 million, or 24.3%, from the same period last year to $699.4 million.
     Mortgage banking income decreased by $110,000, or 11.9%, for the three months ended March 31, 2006, as compared to the same period in 2005 as a result of a decline in mortgage sales. The balance of the mortgage servicing asset was $2.8 million and loans serviced amounted to $327.1 million as of March 31, 2006.
     Bank owned life insurance (“BOLI”) income increased $1.3 million for the three months ended March 31, 2006, as compared to the same period ended March 31, 2005. This increase is due to tax exempt BOLI death benefit proceeds, realized during the quarter which amounted to $1.3 million. This amount is classified as an operating cash flow in the Company’s Consolidated Statement of Cash Flows. Other non-interest income increased by $87,000, or 12.8% for the three months ended March 31, 2006 as compared to the same period in 2005. The increase is primarily due to changes in fair value of trading assets.
     Security sale losses totaled $1.8 million in the first quarter of 2006, a decrease of $2.1 million, compared to $343,000 security sale gain realized in the first quarter of 2005. The loss of $1.8 million is associated with the sale of $31.4 million of lower coupon available for sale securities.
     Non-Interest Expense Non-interest expense increased by $594,000, or 3.0%, for the three months ended March 31, 2006 as compared to the same period in the prior year.
     Salaries and employee benefits increased by $72,000, or 0.6%, for the three months ended March 31, 2006, as compared to the same period in the prior year. The increase from the comparative quarter is largely the result of increases in pension expense partially offset by lower incentive compensation accruals. The Company has also effectively managed staffing levels, which has served to slow the growth of employee related expense.
     Occupancy and equipment related expense increased by $118,000, or 4.6%, for the three months ended March 31, 2006 as compared to the same periods in the prior year. The increase in this expense is driven by timing of equipment maintenance and repairs.

     Data processing and facilities management expense increased $98,000, or 10.2%, for the three months ended March 31, 2006 compared to the same period in 2005, largely as a result of contractual increases.
     Other non-interest expenses increased by $306,000, or 6.9%, for the three months ended March 31, 2006, as compared to the same period in the prior year. The increase is primarily attributable to increases in debit card and ATM processing of $140,000, partially attributable to increased transaction volume and new fraud detection services, recruitment expense of $89,000 associated with the hiring of new experienced commercial lenders (four in total), and an increase in education and training expense of $83,000.
     Income Taxes For the quarters ending March 31, 2006 and March 31, 2005, the Company recorded combined federal and state income tax provisions of $3.6 million and $3.8 million, respectively. These provisions reflect effective income tax rates of 31.3% and 32.6% for the quarters ending March 31, 2006 and March 31, 2005, respectively.
     During the second quarter of 2004, the Company announced that one of its subsidiaries (a Community Development Entity, or “CDE”) had been awarded $30 million in tax credit allocation authority under the New Markets Tax Credit Program of the United States Department of Treasury. In both 2004 and 2005, the Bank invested $15.0 million in the CDE providing it with the capital necessary to begin assisting qualified businesses in low-income communities throughout its market area. Based upon the Bank’s total $30 million investment, it is eligible to receive tax credits over an eight year period totaling 39% of its investment, or $11.7 million. The Company has begun recognizing the benefit of these tax credits by reducing the provision of income taxes by $750,000 and $1.5 million during 2004 and 2005, respectively. For the quarter ending March 31, 2006, the Company has recognized a tax benefit of $375,000. The following table details the expected tax credit recognition by year based upon the two $15 million investments made in 2004 and 2005.
Table 7 — New Markets Tax Credit Recognition Schedule
(Dollars in Thousands)

Investment		2004	2005	2006	2007	2008	2009	2010	2011	Total
2004	$15M	$750	$750	$750	$900	$900	$900	$900	$—	$5,850
2005	$15M	—	$750	$750	$750	$900	$900	$900	$900	$5,850

Total	$30M	$750	$1,500	$1,500	$1,650	$1,800	$1,800	$1,800	$900	$11,700

     The tax effects of all income and expense transactions are recognized by the Company in each year’s consolidated statements of income regardless of the year in which the transactions are reported for income tax purposes.
     Return on Average Assets and Equity The annualized consolidated returns on average equity and average assets for the three months ended March 31, 2006 were 13.74% and 1.07%, respectively, compared to 14.87% and 1.08% reported for the same period last year, respectively.

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
     The Asset/Liability Management Committee, whose members are comprised of the Bank’s senior management, develops procedures consistent with policies established by the Board of Directors, which monitor and coordinate the Bank’s interest rate sensitivity and the sources, uses, and pricing of funds. Interest rate sensitivity refers to the Bank’s exposure to fluctuations in interest rates and its effect on earnings. If assets and liabilities do not re-price simultaneously and in equal volume, the potential for interest rate exposure exists. It is management’s objective to maintain stability in the growth of net interest income through the maintenance of an appropriate mix of interest-earning assets and interest-bearing liabilities and, when necessary, within prudent limits, through the use of off-balance sheet hedging instruments such as interest rate swaps, floors and caps. The Committee employs simulation analyses in an attempt to quantify, evaluate, and manage the impact of changes in interest rates on the Bank’s net interest income. In addition, the Bank engages an independent consultant to render advice with respect to asset and liability management strategy.
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
     At March 31, 2006 and December 31, 2005 the Company had interest rate swaps, designated as “cash flow” hedges. The purpose of these swaps is to hedge the variability in the cash outflows of LIBOR-based borrowings attributable to changes in interest rates. The table below shows interest rate derivatives the Company held as of March 31, 2006 and December 31, 2005:

Table 8 — Interest Rate Derivatives

As of March 31, 2006

					Receive		Pay Fixed
	Notional	Trade	Effective	Maturity	(Variable)	Current Rate	Swap Rate/	Market Value
	Amount	Date	Date	Date	Index	Received	Cap Strike Rate	at March 31, 2006

Interest Rate Swaps
	$25,000,000	20-Sep-02	21-Nov-03	21-Nov-06	3 Month LIBOR	4.77%	3.65%	$231,353
	$25,000,000	16-Jan-04	21-Jan-04	21-Jan-07	3 Month LIBOR	4.61%	2.49%	$532,837
	$35,000,000	18-Jan-05	20-Jan-05	20-Jan-10	3 Month LIBOR	4.60%	4.06%	$1,346,438
	$25,000,000	16-Feb-06	29-Dec-06	29-Dec-16	3 Month LIBOR	N/A	5.04%	$500,022
	$25,000,000	16-Feb-06	29-Dec-06	29-Dec-16	3 Month LIBOR	N/A	5.04%	$500,022

Total	$135,000,000						Total	$3,110,672
Interest Rate Caps
	$100,000,000	27-Jan-05	31-Jan-05	31-Jan-08	3 Month LIBOR	4.69%	4.00%	$2,087,871

Grand Total	$235,000,000						Grand Total	$5,198,543

As of December 31, 2005

					Receive		Pay Fixed
	Notional	Trade	Effective	Maturity	(Variable)	Current Rate	Swap Rate/	Market Value
	Amount	Date	Date	Date	Index	Received	Cap Strike Rate	at December 31, 2005

Interest Rate Swaps
	$25,000,000	20-Sep-02	21-Nov-03	21-Nov-06	3 Month LIBOR	4.37%	3.65%	$236,726
	$25,000,000	20-Sep-02	21-Nov-03	21-Nov-06	3 Month LIBOR	4.37%	3.65%	$236,506
	$25,000,000	16-Jan-04	21-Jan-04	21-Jan-07	3 Month LIBOR	4.18%	2.49%	$587,862
	$35,000,000	18-Jan-05	20-Jan-05	20-Jan-10	3 Month LIBOR	4.17%	4.06%	$905,485

Total	$110,000,000						Total	$1,966,579
Interest Rate Caps
	$100,000,000	27-Jan-05	31-Jan-05	31-Jan-08	3 Month LIBOR	4.26%	4.00%	$1,655,184

Grand Total	$210,000,000						Grand Total	$3,621,763

     During February 2006, the Company entered into two forward-starting swaps, each with a $25.0 million notional amount. These swaps have an effective date of December 29, 2006. It is the intent of the Company at this time that both Independent Capital Trusts III and IV will exercise the option to call their Trust Preferred Securities on or soon after the first callable dates of December 31, 2006 and April 30, 2007, respectively. It is also the intent, of the Company to replace the outstanding Trust Preferred Securities by issuing new Trust Preferred Securities at variable interest rates based on LIBOR plus a spread through to-be formed Capital Trusts. The Company is utilizing the forward-starting swaps to hedge itself against interest rate risk until the issuance of the new Trust Preferred Securities, and will then be hedging itself against the changes in interest rates over the life of the new Trust Preferred Securities.
     During January 2006, the Company sold an interest rate swap that was hedging $25.0 million of 3 month LIBOR revolving FHLB borrowings with a maturity date of November 21, 2006 in connection with the Company’s decision not to re-enter into these borrowings. A gain of approximately $237,000 was recognized during the three months ending March 31, 2006 against the interest expense on FHLB borrowings.
     Additionally, the Company enters into commitments to fund residential mortgage loans with the intention of selling them in the secondary markets. The Company also enters into forward sales agreements for certain funded loans and loan commitments to protect against changes in interest rates. The Company records unfunded commitments and forward sales agreements at fair value with changes in fair value as a component of Mortgage Banking Income. At March 31, 2006 the Company had residential mortgage loan commitments with a fair value of $166,000 and forward sales agreements with a fair value of $69,000. At December 31, 2005 the Company had residential mortgage loan commitments with a fair value of $108,000 and forward sales agreements with a fair value of ($22,000). Changes in these fair values of $102,000 for the three months ended March 31, 2006 and 2005, respectively, are recorded as a component of mortgage banking income.
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

     The following table sets forth the estimated effects on the Company’s net interest income over a 12-month period following the indicated dates in the event of the indicated increases or decreases in market interest rates:
Table 9 — Interest Rate Sensitivity

	200 Basis Point	200 Basis Point
	Rate Increase	Rate Decrease
March 31, 2006	(1.64%)	(0.42%)

March 31, 2005	(2.23%)	(0.20%)

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
     The most significant factors affecting market risk exposure of the Company’s net interest income during the first quarter of 2006 were (i) changes in the composition and prepayment speeds of mortgage assets and loans, (ii) the shape of the U.S. Government securities and interest rate swap yield curve, (iii) the level of U.S. prime interest rates, and (iv) the level of rates paid on deposit accounts.
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
     The Bank utilizes its extensive branch network to access retail customers who provide a stable base of in-market core deposits. These funds are principally comprised of demand deposits, interest checking accounts, savings accounts, and money market accounts. Deposit levels are greatly influenced by interest rates, economic conditions, and competitive factors. The Bank has also established repurchase agreements with major brokerage firms as potential sources of liquidity. At March 31, 2006, the Company had $25.0 million outstanding of such repurchase agreements. In addition to agreements with brokers, the Bank also had customer repurchase agreements outstanding amounting to $87.5 million at March 31, 2006. As a member of the Federal Home Loan Bank, the Bank has access to approximately $661.2 million of borrowing capacity. On March 31, 2006, the Bank had $392.4 million outstanding in FHLB borrowings.
     The Company, as a separately incorporated bank holding company, has no significant operations other than serving as the sole stockholder of the Bank. Its commitments and debt service requirement, at March 31, 2006, consist of junior subordinated debentures, including accrued interest, issued to two unconsolidated entities, $25.8 million to Independent Capital Trust III and $25.8 million to Independent Capital Trust IV, in connection with the issuance of 8.625% Capital Securities due in 2031 and 8.375% Capital Securities due in 2032, respectively. The Parent’s only obligations relate to its reporting obligations under the Securities and Exchange Act of 1934, as amended and related expenses as a publicly traded company. The Company funds virtually all expenses through dividends paid by the Bank.
     The Company actively manages its liquidity position under the direction of the Asset/Liability Management Committee. Periodic review under prescribed policies and procedures is intended to ensure that the Company will maintain adequate levels of available funds. At March 31, 2006, the Company’s liquidity position was well above policy guidelines. Management believes that the Bank has adequate liquidity available to respond to current and anticipated liquidity demands.
     Capital Resources and Dividends The Federal Reserve Board, the Federal Deposit Insurance Corporation, and other regulatory agencies have established capital guidelines for banks and bank holding companies. Risk-based capital guidelines issued by the federal regulatory agencies require banks to meet a minimum Tier 1 risk-based capital ratio of 4.0% and a total risk-based capital ratio of 8.0%. At March 31, 2006 the Company had a Tier 1 risk-based capital ratio of 10.91% and total risk-based capital ratio 12.16%. The Bank had a Tier 1 risk-based capital ratio of 10.26% and a total risk-based capital ratio of 11.51% as of the same date.
     A minimum requirement of 4.0% Tier 1 leverage capital is also mandated. On March 31, 2006, the Company and the Bank had Tier 1 leverage capital ratios of 7.86% and 7.38%, respectively.
     On March 16, 2006, the Company’s Board of Directors declared a cash dividend of $0.16 per share, a 6.7% increase from March 31 2005, to stockholders of record as of the close of business on March 27, 2006. This dividend was paid on April 7, 2006. On an annualized basis, the dividend payout ratio amounted to 29.4% of the trailing four quarters’ earnings.
     Contractual Obligations, Commitments, Contingencies, and Off-Balance Sheet Financial Instruments The Company has entered into contractual obligations and commitments and off-balance sheet financial instruments. The following tables summarize the Company’s contractual cash obligation and other commitment and off-balance sheet financial instruments at March 31, 2006:

Table 10 — Contractual Obligations, Commitments and Off-Balance Sheet Financial Instruments by Maturity
(Unaudited — Dollars in Thousands)

	Payments Due - By Period
		Less than	One to	Four to	After
Contractual Obligations	Total	One Year	Three Years	Five Years	Five Years
FHLB advances (1)	$392,448	$185,120	$35,207	$122,006	$50,115
Junior subordinated debentures	51,546	—	—	—	51,546
Lease obligations	13,026	2,434	3,735	2,630	4,227
Data processing and core systems	16,042	5,711	7,585	2,746	—
Other vendor contracts	1,756	1,201	555	—	—
Retirement benefit obligations (2)	29,515	1,793	2,021	595	25,106
Other Treasury tax & loan notes	225	225	—	—	—
Securities sold under repurchase agreements	25,000	—	—	25,000	—
Customer repurchase agreements	87,484	87,484	—	—	—

Total contractual cash obligations	$617,042	$283,968	$49,103	$152,977	$130,994

	Amount of Commitment Expiring - By Period
Off-Balance Sheet		Less than	One to	Four to	After
Financial Instruments	Total	One Year	Three Years	Five Years	Five Years
Lines of credit	$290,474	$38,801	$—	$—	$251,673
Standby letters of credit	8,261	8,261	—	—	—
Other loan commitments	248,885	218,372	23,128	6,659	726
Forward commitments to sell loans	23,180	23,180	—	—	—
Interest rate swaps — notional value (1) (3)	135,000	50,000	—	35,000	50,000
Interest rate caps — notional value (1) (4)	100,000	—	100,000	—	—

Total Commitments	$805,800	$338,614	$123,128	$41,659	$302,399

(1)	The Company has hedged short-term borrowings.

(2)	Retirement benefit obligations include expected contributions to the Company’s pension plan, post retirement plan, and supplemental executive retirement plans. Expected contributions for the pension plan have been included only through plan year July 1, 2005 — June 30, 2006. Contributions beyond this plan year can not be quantified as they will be determined based upon the return on the investments in the plan. Expected contributions for the post retirement plan and supplemental executive retirement plans include obligations that are payable over the life of the participants.

(3)	Interest rate swaps on borrowings (Rockland Trust Company pays fixed, receives variable).

(4)	Interest rate cap on borrowings (4.00% 3-month LIBOR strike rate).
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
     Changes in Internal Controls over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the first quarter of 2006 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.
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
     The non-jury trial of the case was conducted in January 2001. The trial concluded with post-trial submissions to and argument before the Court in February 2001. On March 29, 2006 the court indicated that it anticipates rendering a decision in approximately “three weeks.” The court, however, has not yet rendered a decision.
     The Company has considered the potential impact of this case, and all cases pending in the normal course of business, when preparing its financial statements. While the court’s decision in the CA case may affect the Company’s operating results for the quarter in which the decision is rendered in either a favorable or unfavorable manner, the final outcome of this case will not likely have any material, long-term impact on the Company’s financial condition.
     In addition to the foregoing, the Company is involved in routine legal proceedings occurring in the ordinary course of business which in the aggregate are believed by us to be immaterial to our financial condition and results of operations.

Item 1A. Risk Factors
          Our 2005 Annual Report on form 10-K in Item 1A. “Risk Factors” includes a detailed discussion of our risk factors, which are incorporated herein by reference.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) — (b) Not applicable.
(c) The following table sets forth information with respect to any purchase made by or on behalf of Independent Bank Corp. or any “affiliated purchaser,” as defined in 204.10b-18(a)(3) under the Securities Exchange Act of 1934, of shares of Independent Bank Corp. common stock during the indicated periods:

	Issuer Purchases of Equity Securities
			Total number of shares	Maximum number of
		Weighted	purchased as part of	shares that may yet be
	Total number of	Average price paid	publicly announced plans	purchased under the
Period	shares purchased	per share	or programs	plans or programs (1)
January 1st - 31st, 2006	43,700	$29.56	43,700	756,300
February 1st - 28th, 2006	81,500	$29.42	81,500	674,800
March 1st - 31st, 2006	68,100	$30.67	68,100	606,700

Total	193,300	$29.90	193,300	606,700

(1)	On January 19, 2006, the Company announced a common stock repurchase program to repurchase up to 800,000 shares. The Company placed no deadline on the repurchase program. There were no shares purchased other than through a publicly announced plan or program.
Item 3. Defaults Upon Senior Securities – None
Item 4. Submission of Matters to a Vote of Security Holders — None
Item 5. Other Information – None
Item 6. Exhibits

Exhibits Index
No.	Exhibit
3.(i)	Restated Articles of Organization, as amended as of February 10, 2005, incorporated by reference to the Company’s Form 8-K filed on May 18, 2005.

3.(ii)	Amended and Restated Bylaws of the Company, as amended as of February 10, 2005, incorporated by reference to the Company’s Form 8-K filed on May 18, 2005.

Exhibits Index
No.	Exhibit
4.1	Specimen Common Stock Certificate, incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 1992.

4.2	Specimen preferred Stock Purchase Rights Certificate, incorporated by reference to the Company’s Form 8-A Registration Statement filed by the Company on November 5, 2001.

4.3	Indenture of Registrant relating to the 8.625% Junior Subordinated Debentures issued to Independent Capital Trust III, incorporated by reference to the Form 8-K filed by the Company on April 18, 2002.

4.4	Form of Certificate of 8.625% Junior Subordinated Debenture (included as Exhibit A to Exhibit 4.3).

4.5	Amended and Restated Declaration of Trust for Independent Capital Trust III, incorporated by reference to the Form 8-K filed by the Company on April 18, 2002.

4.6	Form of Preferred Security Certificate for Independent Capital Trust III (included as Exhibit D to exhibit 4.5).

4.7	Preferred Securities Guarantee Agreement of Independent Capital Trust III, incorporated by reference to the Form 8-K filed by the Company on April 18, 2002.

4.8	Indenture of Registrant relating to the 8.375% Junior Subordinated Debentures issued to Independent Capital Trust IV, incorporated by reference to the Form 8-K filed by the Company on April 18, 2002.

4.9	Form of Certificate of 8.375% Junior Subordinated Debenture (included as Exhibit A to Exhibit 4.8).

4.10	Amended and Restated Declaration of Trust for Independent Capital Trust IV, incorporated by reference to the Form 8-K filed by the Company on April 18, 2002.

4.11	Form of Preferred Security Certificate for Independent Capital Trust IV (included as Exhibit D to Exhibit 4.10).

4.12	Preferred Securities Guarantee Agreement of Independent Capital Trust IV, incorporated by reference to the Form 8-K filed by the Company on April 18, 2002.

10.1	Amended and Restated Independent Bank Corp. 1987 Incentive Stock Option Plan (“Stock Option Plan”) (Management contract under Item 601 (10)(iii)(A)). Incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 1994.

10.2	Independent Bank Corp. 1996 Non-Employee Directors’ Stock Option Plan (Management contract under Item 601 (10)(iii)(A)). Incorporated by reference to the Company’s Definitive Proxy Statement for the 1996 Annual Meeting of Stockholders filed with the Commission on March 19, 1996.

10.3	Independent Bank Corp. 1997 Employee Stock Option Plan (Management contract under Item 601 (10)(iii)(A)). Incorporated by reference to the Company’s Definitive Proxy Statement for the 1997 Annual Meeting of Stockholders filed with the Commission on March 20, 1997.

Exhibits Index
No.	Exhibit
10.4	Independent Bank Corp. 2005 Employee Stock Plan incorporated by reference to Form S-8 filed by the Company on July 28, 2005.

10.5	Renewal Rights Agreement noted as of September 14, 2000 by and between the Company and Rockland, as Rights Agent (Exhibit to Form 8-K filed on October 23, 2000).

10.6	Independent Bank Corp. Deferred Compensation Program for Directors (restated as amended as of December 1, 2000). Incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2000.

10.7	Master Securities Repurchase Agreement, incorporated by reference to Form S-1 Registration Statement filed by the Company on September 18, 1992.

10.8	First Amended and Restated Employment Agreement between Christopher Oddleifson and the Company and Rockland Trust dated April 14, 2005 is filed as an exhibit under the Form 8-K filed on April 14, 2005.

10.9	Revised employment agreement between Raymond G. Fuerschbach, Edward F. Jankowski, Ferdinand T. Kelley, Jane L. Lundquist, Edward H. Seksay and Denis K. Sheahan and the Company and Rockland Trust (Management Contracts under Item 601 (10)(iii)(A)) dated December 6, 2004 are filed as an exhibit under the Form 8-K filed on December 9, 2004.

10.10	Options to acquire shares of the Company’s Common Stock pursuant to the Independent Bank Corp. 1997 Employee Stock Option Plan were awarded to Christopher Oddleifson, Raymond G. Fuerschbach, Edward F. Jankowski, Ferdinand T. Kelley, Jane L. Lundquist, Edward H. Seksay and Denis K. Sheahan pursuant to option agreements dated December 9, 2004. The form of these option agreements were filed as exhibits under the Form 8-K filed on December 15, 2004.

10.11	On-Site Outsourcing Agreement by and between Fidelity Information Services, Inc. and Independent Bank Corp., effective as of November 1, 2004. Incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2004 filed on March 4, 2005. (PLEASE NOTE: Portions of this contract, and its exhibits and attachments, have been omitted pursuant to a request for confidential treatment sent on March 4, 2005 to the Securities and Exchange Commission. The locations where material has been omitted are indicated by the following notation: “{****}”. The entire contract, in unredacted form, has been filed separately with the Commission with the request for confidential treatment.)

10.12	New Markets Tax Credit program Allocation Agreement between the Community Development Financial Institutions Fund of the United States Department of the Treasury and Rockland Community Development with an Allocation Effective Date of September 22, 2004 is filed as an exhibit under the Form 8-K filed on October 14, 2004.

10.13	Options to acquire shares of the Company’s Common Stock pursuant to the Independent Bank Corp. 2005 Employee Stock Plan were awarded to Christopher Oddleifson, Raymond G. Fuerschbach, Edward F. Jankowski, Ferdinand T. Kelley, Jane L. Lundquist, Edward H. Seksay, and Denis K.

Exhibits Index
No.	Exhibit
Sheahan pursuant to option agreements dated December 15, 2005. The form of option agreements used for these awards were filed as exhibits under the Form 8-K filed on December 20, 2005.

10.14	Independent Bank Corp. and Rockland Trust Company Executive Officer Performance Incentive Plan (the “2006 Executive Incentive Plan”) (Management contract under Item 601 (10)(iii)(A) is filed herewith. (PLEASE NOTE: Portions of the 2006 Executive Incentive Plan, and its exhibits and attachments, have been omitted pursuant to a request for confidential treatment sent on May 9, 2006 to the Securities and Exchange Commission. The locations where material has been omitted are indicated by the following notation: “{****}”. The entire 2006 Executive Incentive Plan, in unredacted form, has been filed separately with the Commission with the request for confidential treatment.)

10.15	Independent Bank Corp. 2006 Non-Employee Director Stock Plan incorporated by reference to Form S-8 filed by the Company on April 17, 2006.

10.16	Independent Bank Corp. Stock Option Agreement for Non-Employee Director is filed herewith.*

10.17	Independent Bank Corp. Restricted Stock Agreement for Non-Employee Director is filed herewith.*

31.1	Section 302 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.*

31.2	Section 302 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.*

32.1	Section 906 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.+

32.2	Section 906 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.+

*	Filed herewith

+	Furnished herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
INDEPENDENT BANK CORP.
(registrant)

Date: May 3, 2006	/s/ Christopher Oddleifson
Christopher Oddleifson President and Chief Executive Officer

Date: May 3, 2006	/s/ Denis K. Sheahan
Denis K. Sheahan Chief Financial Officer
and Treasurer (Principal Financial and
Principal Accounting Officer)
INDEPENDENT BANK CORP.
(registrant)