Form 10-Q
period 2006-06-30
INDEPENDENT BANK CORP
filed 2006-08-08
CIK 776901

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Yes ☐      No ☑
     As of August 1, 2006, there were 14,681,105 shares of the issuer’s common stock outstanding, par value $0.01 per share.

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
INDEPENDENT BANK CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited — Dollars in Thousands, Except Share and Per Share Amounts)

	June 30,	December 31,
	2006	2005

ASSETS
CASH AND DUE FROM BANKS	$75,337	$66,289
FEDERAL FUNDS SOLD AND SHORT TERM INVESTMENTS	15,045	63,662
SECURITIES
TRADING ASSETS	1,533	1,557
SECURITIES AVAILABLE FOR SALE	503,417	581,516
SECURITIES HELD TO MATURITY (fair value $101,043 and $106,730)	99,998	104,268
FEDERAL HOME LOAN BANK STOCK	22,634	29,287

TOTAL SECURITIES	627,582	716,628

LOANS
COMMERCIAL AND INDUSTRIAL	165,976	155,081
COMMERCIAL REAL ESTATE	709,230	683,240
COMMERCIAL CONSTRUCTION	127,891	140,643
BUSINESS BANKING	56,288	51,373
RESIDENTIAL REAL ESTATE	410,468	428,343
RESIDENTIAL CONSTRUCTION	8,038	8,316
RESIDENTIAL LOANS HELD FOR SALE	8,690	5,021
CONSUMER — HOME EQUITY	273,752	251,852
CONSUMER — AUTO	233,955	263,179
CONSUMER — OTHER	52,913	53,760

TOTAL LOANS	2,047,201	2,040,808
LESS: ALLOWANCE FOR LOAN LOSSES	(26,811)	(26,639)

NET LOANS	2,020,390	2,014,169

BANK PREMISES AND EQUIPMENT, NET	37,157	37,431
GOODWILL	55,078	55,078
CORE DEPOSIT INTANGIBLES	1,619	1,780
MORTGAGE SERVICING RIGHTS	2,706	2,892
BANK OWNED LIFE INSURANCE	44,584	44,762
OTHER ASSETS	42,429	38,994

TOTAL ASSETS	$2,921,927	$3,041,685

LIABILITIES AND STOCKHOLDERS’ EQUITY
DEPOSITS
DEMAND DEPOSITS	$516,644	$511,920
SAVINGS AND INTEREST CHECKING ACCOUNTS	565,201	613,840
MONEY MARKET	526,429	550,677
TIME CERTIFICATES OF DEPOSIT OVER $100,000	200,587	167,242
OTHER TIME CERTIFICATES OF DEPOSIT	368,500	361,815

TOTAL DEPOSITS	2,177,361	2,205,494

FEDERAL HOME LOAN BANK BORROWINGS	340,419	417,477
FEDERAL FUNDS PURCHASED AND ASSETS SOLD UNDER REPURCHASE AGREEMENTS	114,767	113,335
JUNIOR SUBORDINATED DEBENTURES	51,546	51,546
TREASURY TAX AND LOAN NOTES	2,344	5,452

TOTAL BORROWINGS	509,076	587,810

OTHER LIABILITIES	19,255	20,229

TOTAL LIABILITIES	$2,705,692	$2,813,533

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
PREFERRED STOCK, $0.01 par value. Authorized: 1,000,000 Shares Outstanding: None	$—	$—
COMMON STOCK, $0.01 par value. Authorized: 30,000,000 Issued and Outstanding: 14,756,105 Shares at June 30, 2006 and 15,402,391 Shares at December 31,2005	148	154
SHARES HELD IN RABBI TRUST AT COST 167,143 Shares at June 30, 2006 and 170,488 Shares at December 31,2005	(1,688)	(1,577)
DEFERRED COMPENSATION OBLIGATION	1,688	1,577
ADDITIONAL PAID IN CAPITAL	60,004	59,700
RETAINED EARNINGS	165,640	175,284
ACCUMULATED OTHER COMPREHENSIVE LOSS, NET OF TAX	(9,557)	(6,986)

TOTAL STOCKHOLDERS’ EQUITY	216,235	228,152

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,921,927	$3,041,685

The accompanying notes are an integral part of these consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited — Dollars in Thousands, Except Share and Per Share Data)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30,		June 30,
	2006	2005	2006	2005

INTEREST INCOME
Interest on Loans	$34,082	$29,769	$66,786	$57,897
Taxable Interest and Dividends on Securities	6,411	8,146	13,639	16,299
Non-taxable Interest and Dividends on Securities	662	675	1,332	1,339
Interest on Federal Funds Sold and Short-Term Investments	52	36	152	66

Total Interest Income	41,207	38,626	81,909	75,601

INTEREST EXPENSE
Interest on Deposits	9,404	6,080	17,864	11,333
Interest on Borrowings	5,994	6,202	11,929	12,056

Total Interest Expense	15,398	12,282	29,793	23,389

Net Interest Income	25,809	26,344	52,116	52,212

PROVISION FOR LOAN LOSSES	350	1,105	1,100	2,035

Net Interest Income After Provision For Loan Losses	25,459	25,239	51,016	50,177

NON-INTEREST INCOME
Service Charges on Deposit Accounts	3,565	3,178	6,983	6,149
Investment Management Services Income	1,704	1,413	3,059	2,651
Mortgage Banking Income	650	583	1,468	1,512
BOLI Income	506	474	2,250	897
Net Gain/(Loss) on Sales of Securities	—	273	(1,769)	616
Other Non-Interest Income	797	819	1,651	1,534

Total Non-Interest Income	7,222	6,740	13,642	13,359

NON-INTEREST EXPENSE
Salaries and Employee Benefits	12,072	12,162	23,937	23,953
Occupancy and Equipment Expenses	2,526	2,597	5,239	5,192
Data Processing and Facilities Management	1,036	991	2,096	1,953
Other Non-Interest Expense	5,012	4,617	9,846	9,091

Total Non-Interest Expense	20,646	20,367	41,118	40,189

INCOME BEFORE INCOME TAXES	12,035	11,612	23,540	23,347
PROVISION FOR INCOME TAXES	3,745	3,571	7,346	7,392

NET INCOME	$8,290	$8,041	$16,194	$15,955

BASIC EARNINGS PER SHARE	$0.55	$0.52	$1.07	$1.04

DILUTED EARNINGS PER SHARE	$0.55	$0.52	$1.06	$1.03

Weighted average common shares (Basic)	14,999,127	15,372,253	15,159,252	15,359,374
Common stock equivalents	162,747	132,723	159,472	148,650

Weighted average common shares (Diluted)	15,161,874	15,504,976	15,318,724	15,508,024

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited — Dollars in Thousands, Except Per Share Data)

						ACCUMULATED
		SHARES	DEFERRED	ADDITIONAL		OTHER
	COMMON	HELD IN	COMPENSATION	PAID-IN	RETAINED	COMPREHENSIVE
	STOCK	RABBI TRUST	OBLIGATION	CAPITAL	EARNINGS	INCOME/(LOSS)	TOTAL

BALANCE DECEMBER 31, 2004	$153	($1,428)	$1,428	$59,415	$150,241	$934	$210,743

Net Income					33,205		33,205
Cash Dividends Declared ($0.60 per share)					(9,233)		(9,233)
Proceeds From Exercise of Stock Options	1				1,071		1,072
Tax Benefit on Stock Option Exercise				282			282
Stock-Based Compensation				3			3
Change in Fair Value of Derivatives During Period, Net of Tax, and Realized Gains						870	870
Deferred Compensation Obligation		(149)	149				—
Change in Unrealized Gain on Securities Available For Sale, Net of Tax and Realized Gains						(8,790)	(8,790)

BALANCE DECEMBER 31, 2005	$154	($1,577)	$1,577	$59,700	$175,284	($6,986)	$228,152

Net Income					16,194		16,194
Cash Dividends Declared ($0.32 per share)					(4,839)		(4,839)
Purchase of Common Stock	(7)				(22,017)		(22,024)
Proceeds From Exercise of Stock Options	1				1,018		1,019
Tax Benefit on Stock Option Exercise				223			223
Stock-Based Compensation				81			81
Change in Fair Value of Derivatives During Period, Net of Tax, and Realized Gains						1,668	1,668
Deferred Compensation Obligation		(111)	111				—
Change in Unrealized Gain on Securities Available For Sale, Net of Tax and Realized Gains						(4,239)	(4,239)

BALANCE JUNE 30, 2006	$148	($1,688)	$1,688	$60,004	$165,640	($9,557)	$216,235

The accompanying notes are an integral part of these consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited — Dollars in Thousands)

	SIX MONTHS ENDED
	JUNE 30,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$16,194	$15,955
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED FROM OPERATING ACTIVITIES:
Depreciation and amortization	2,909	3,120
Provision for loan losses	1,100	2,035
Deferred income tax expense	(1,415)	(1,683)
Loans originated for resale	(79,470)	(94,065)
Proceeds from mortgage loan sales	76,446	94,246
Gain on sale of mortgages	(645)	(760)
Proceeds from Bank Owned Life Insurance	(1,316)	—
Loss/(gain) on sale of investments	1,769	(616)
Gain recorded from mortgage servicing rights, net of amortization	186	335
Stock based compensation expense	81	—
Tax benefit from stock option exercises	—	129
Changes in assets and liabilities:
Decrease (increase) in other assets	3,745	(2,926)
(Decrease) increase in other liabilities	(1,046)	158

TOTAL ADJUSTMENTS	2,344	(27)

NET CASH PROVIDED FROM OPERATING ACTIVITIES	18,538	15,928

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal repayments of Securities Held to Maturity	4,227	1,169
Proceeds from maturities and principal repayments and sales of Securities Available For Sale	69,109	158,747
Purchase of Securities Available For Sale	—	(96,796)
Sale/(purchase) of Federal Home Loan Bank Stock	6,653	(874)
Net increase in Loans	(3,651)	(94,383)
Investment in Bank Premises and Equipment	(2,029)	(2,207)

NET CASH PROVIDED FROM (USED IN) INVESTING ACTIVITIES	74,309	(34,344)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in Time Deposits	40,030	47,682
Net (decrease) increase in Other Deposits	(68,163)	41,480
Net increase in Federal Funds Purchased and Assets Sold Under Repurchase Agreements	1,432	25,443
Net decrease in Federal Home Loan Bank Borrowings	(77,058)	(77,135)
Net decrease in Treasury Tax and Loan Notes	(3,108)	(1,116)
Proceeds from exercise of stock options	1,019	834
Excess tax benefit from stock option exercises	223	—
Payments for purchase of common stock	(22,024)	—
Dividends paid	(4,767)	(4,450)

NET CASH (USED IN) PROVIDED FROM FINANCING ACTIVITIES	(132,416)	32,738

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(39,569)	14,322

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF PERIOD	129,951	65,696

CASH AND CASH EQUIVALENTS AS OF JUNE 30,	$90,382	$80,018

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the six months for:
Interest on deposits and borrowings	$29,701	$21,626
Income taxes	7,377	7,968
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Change in fair value of derivatives, net of tax and realized gains	1,668	(217)
Change in fair value of securities available for sale, net of tax and realized gains	(4,239)	(2,305)
The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — BASIS OF PRESENTATION
     Independent Bank Corp. (the “Company”) is a state chartered, federally registered bank holding company headquartered in Rockland, Massachusetts incorporated in 1986. The Company is the sole stockholder of Rockland Trust Company (“Rockland” or “the Bank”), a Massachusetts trust company chartered in 1907. The Company has established Independent Capital Trust III (“Trust III”) and Independent Capital Trust IV (“Trust IV”), each of which have issued trust preferred securities to the public. Trust III and Trust IV are not included in the Company’s consolidated financial statements. The Bank’s subsidiaries consist of: three Massachusetts securities corporations, RTC Securities Corp. I, RTC Securities Corp. X, and Taunton Avenue Securities Corp.; Taunton Avenue Inc.; Rockland Trust Community Development LLC (“RTC CDE I”) and Rockland Trust Community Development Corporation II (“RTC CDE II”). Taunton Avenue Inc. was formed in May 2003 to hold loans, industrial development bonds and other assets. RTC CDE I and RTC CDE II were formed in August 2003 and August 2005, respectively, to make loans and to provide financial assistance to qualified businesses and individuals in low-income communities in accordance with the U.S. Treasury’s New Markets Tax Credit Program criteria. All material intercompany balances and transactions have been eliminated in consolidation. When necessary, certain amounts in prior year financial statements have been reclassified to conform to the current year’s presentation.
     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included. Operating results for the quarter ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006 or any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission.
NOTE 2 — STOCK-BASED COMPENSATION
     The Company has five stock-based plans, all of which were approved by the Company’s Board of Directors and shareholders, including the 2006 Plan (as defined below), which was approved by shareholders on April 13, 2006.
•	Amended and Restated 1987 Incentive Stock Option Plan (“the 1987 Plan”)

•	1996 Non-Employee Directors’ Stock Option Plan (“the 1996 Plan”)

•	1997 Employee Stock Option Plan (“the 1997 Plan”)

•	2005 Employee Stock Plan (“the 2005 Plan”)

•	2006 Non-Employee Director Stock Plan (“the 2006 Plan”)

     The following table presents the amount of cumulatively granted options and restricted stock awards, net of cancellations, through June 30, 2006.

	Authorized	Authorized		Cumulative
	Stock	Restricted		Granted, Net
	Option Awards	Stock Awards	Total	of Cancellations

1987 Plan	800,000	N/A	800,000	586,813
1996 Plan	300,000	N/A	300,000	209,000
1997 Plan	1,100,000	N/A	1,100,000	1,076,572
2005 Plan	(1)	(1)	800,000	140,600 (3)
2006 Plan	(2)	(2)	50,000	15,200 (4)

(1)	The Company may award up to a total of 800,000 shares as stock options or restricted stock awards.

(2)	The Company may award up to a total of 50,000 shares as stock options or restricted stock awards.

(3)	This amount represents 129,500 stock options and 11,100 restricted stock awards.

(4)	This amount represents 10,000 stock options and 5,200 restricted stock awards.
     At June 30, 2006, there were no shares available for grant under either the 1987 Plan or the 1996 Plan due to their expiration. Under the 2006 Plan, the 2005 Plan, the 1997 Plan, and the 1996 Plan the option exercise price equals the fair market value on the date of grant. All options granted under the 1997 Plan prior to December 15, 2005 vested between six months and two years from the date of grant and have ten-year contractual terms. All options granted on December 15, 2005 under either the 2005 Plan or the 1997 Plan vested immediately and have seven-year contractual terms. All options granted under the 2006 Plan vest between the date of grant and approximately 21 months from the date of grant and have seven-year contractual terms. Options granted to date under all plans expire between 2007 and 2015. The Company issues shares for option exercises and restricted stock issuances from its pool of authorized but unissued shares.
     On December 15, 2005, the Company’s Board of Directors voted to accelerate the vesting of certain unvested “out-of-the-money” stock options awarded to employees pursuant to the 1997 Plan so that they immediately vested as of December 15, 2005. No other changes were made to the terms and conditions of the stock options affected by the Board vote. The Board vote approved the acceleration and immediate vesting of all unvested options with an exercise price of $31.44 or greater per share. As a consequence of the Board vote, options to purchase 135,549 shares of the Company’s common stock became exercisable immediately. The average of the high price and low price at which the Company’s common stock traded on December 15, 2005, the date of the Board vote, was $28.895 per share. The Company estimates that, as a result of this accelerated vesting, approximately $710,000 of 2006 non-cash compensation expense and $8,000 of 2007 non-cash compensation expense were eliminated that would otherwise have been recognized in the Company’s earnings in accordance with FASB Statement No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”).
     On December 15, 2005, the Company granted 11,450 restricted stock awards to employees from the 2005 Plan. These awards vest evenly over a five-year period assuming continued employment with the Company. The holders of these awards participate fully in the rewards of stock ownership of the Company, including voting and dividend rights. The employees are not required to pay any consideration to the Company for the restricted stock awards. The Company measured the fair value of the shares based on the average of the high price and low price at which the Company’s common stock traded on the date of the grant.
     On April 18, 2006, the Company granted 5,200 restricted stock awards to non-employee directors from the 2006 Plan. These awards vest at the end of a five-year period, or earlier if the director ceases to be a director for any reason other than cause, for example, retirement. If a non-employee director is removed from the Board for cause, the Company has ninety (90) days within which to exercise a right to repurchase any unvested portion of any restricted stock award from the non-employee director for the aggregate price of One Dollar ($1.00). The holders of these awards participate fully in the rewards of stock ownership of the Company, including voting and dividend rights. The directors are not required to pay any consideration to the Company for the restricted stock awards. The Company measured the fair value of the awards based on the average of the high price and low price at which the Company’s common stock traded on the date of the grant.
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
     Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R for all share-based payments, using the modified-prospective transition method. Under this transition method, compensation cost recognized in the quarter and six months ended June 30, 2006 includes: (1) compensation expense recognized over the requisite service period for all share-based awards granted prior to, but not yet fully vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (2) compensation cost for all share-based awards granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. Upon adoption of SFAS 123R, the Company elected to retain its method of valuation for share-based awards granted using the Black-Scholes option-pricing model which was also previously used for the Company’s pro forma information required under SFAS 123. The Company is recognizing compensation expense for its awards on a straight-line basis over the requisite service period for the entire award (straight-line attribution method), ensuring that the amount of compensation cost recognized at any date at least equals the portion of the grant-date fair value of the award that is vested at that time.
     The total compensation expense before tax recognized in earnings by the Company in the quarter and six months ended June 30, 2006 was approximately $60,000 and $81,000, respectively. The portion of this expense related to restricted stock awards was approximately $26,000 and $39,000 in the quarter and six months ended June 30, 2006, respectively.

     As required, prior to the adoption of SFAS 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flows. SFAS 123R requires the cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Therefore, the Company had $88,000 and $223,000 of excess tax benefits classified as a financing cash inflow during the quarter and six months ended June 30, 2006, respectively.
     Cash received from stock option exercises for the quarter and six months ended June 30, 2006 was approximately $186,000 and $1.0 million, respectively. The actual tax benefit realized for the tax deductions from option exercises under all plans totaled $98,000 and $78,000 for the quarters ending June 30, 2006 and 2005, respectively and $283,000 and $128,000 for the six months ending June 30, 2006 and 2005, respectively . No cash was used by the Company to settle equity instruments granted under share-based compensation arrangements during the quarter or six months ended June 30, 2006.
     For purposes of pro forma disclosures for periods prior to January 1, 2006, the estimated fair value of the stock options is amortized into expense over the vesting period of the options. The Company’s net income and earnings per share for the three and six months ended June 30, 2005, had the Company elected to recognize compensation expense for the granting of options under SFAS 123 using the Black-Scholes option pricing model, would have been reduced to the following pro forma amounts:

		Three Months	Six Months
		Ended	Ended
		June 30, 2005
		(Dollars in Thousands, except Per Share Data)
Net Income:	As Reported	$8,041	$15,955
Less: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax		($228)	($441)

	Pro Forma	$7,813	$15,514
Basic EPS:
	As Reported	$0.52	$1.04
	Pro Forma	$0.51	$1.01
Diluted EPS:
	As Reported	$0.52	$1.03
	Pro Forma	$0.50	$1.00
     The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions used for grants under the identified plans:
•	Expected volatility is based on the standard deviation of the historical volatility of the weekly adjusted closing price of the Company’s shares for a period equivalent to the expected life of the option.

•	Expected life represents the period of time that the option is expected to be outstanding, taking into account the contractual term, historical exercise/forfeiture behavior, and the vesting period, if any.

•	Expected dividend yield is an annualized rate calculated using the most recent dividend payment at time of grant and the Company’s average trailing twelve-month daily stock price.

•	The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for a period equivalent to the expected life of the option.

•	In addition, as SFAS 123R requires that the stock-based compensation expense recognized in earnings be based on the amount of awards ultimately expected to vest, a forfeiture assumption is estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation expense recognized in the second quarter of 2006 has been reduced for annualized estimated forfeitures of 5% for both restricted stock and stock option awards. Forfeitures were estimated based on historical experience.

		2006 Plan		2005 Plan		1997 Plan		1996 Plan
Expected Volatility	June 30, 2006	27%	(1)	N/A		N/A		N/A

	Fiscal Year 2005	N/A		25%	(2)	25%	(2)	—
				—		26%	(3)	27%	(4)

Expected Lives	June 30, 2006	4 years	(1)	N/A		N/A		N/A

	Fiscal Year 2005	N/A		3.5 years	(2)	3.5 years	(2)	—
				—		3.5-4 years	(3)	4.5 years	(4)

Expected Dividend Yields	June 30, 2006	2.36	(1)	N/A		N/A		N/A

	Fiscal Year 2005	N/A		2.04%	(2)	2.04%	(2)	—
				—		1.91%-1.95%	(3)	2.21%	(4)

Risk Free Interest Rate	June 30, 2006	4.87%	(1)	N/A		N/A		N/A

	Fiscal Year 2005	N/A		4.38%	(2)	4.38%	(2)	—
				—		3.53%-3.80%	(3)	3.93%	(4)

(1)	On April 18, 2006, 10,000 options were granted from the 2006 Plan to two members of the Board of Directors. The risk free rate, expected dividend yield, expected life and expected volatility for this grant were determined on April 18, 2006.

(2)	On December 15, 2005, 137,000 options were granted from the 2005 Plan and 45,500 options were granted from the 1997 Plan to the Company’s members of Senior Management. The risk free rate, expected dividend yield, expected life and expected volatility for this grant were determined on December 15, 2005.

(3)	On January 13, 2005, 34,500 options were granted from the 1997 Plan to certain First Vice Presidents and Vice Presidents of the Company. Also on January 13, 2005, 5,000 options were granted to the Senior Vice President and Director of Marketing, Strategy and Analysis. The risk free rate, expected dividend yield, expected life and expected volatility for these grants were determined on January 13, 2005. On September 1, 2005, 500 options were granted from the 1997 Plan to a Vice President of the Company. The risk free rate, expected dividend yield, expected life and expected volatility for this grant was determined on September 1, 2005.

(4)	On April 26, 2005, 11,000 options were granted from the 1996 Plan to the Company’s Board of Directors. The risk free rate, expected dividend yield, expected life and expected volatility for this grant was determined on April 26, 2005.

     A summary of the status of all the Company’s Plans for the three and six months ended June 30, 2006 is presented in the table below:
Summary Status of All Plans

		Three Months Ended June 30, 2006
		Weighted	Wtd Avg.	Aggregate		Weighted
		Average	Remaining	Intrinsic		Average
		Exercise	Contractual	Value		Exercise
	Stock Options	Price ($)	Term (years)	($000)	Awards	Price ($)
Balance at April 1, 2006	872,305	$25.92			11,450	$28.90
Granted	10,000	$32.23			5,200	$32.23
Exercised	(17,667)	$10.51			—	$—
Forfeited	—	$—			(350)	$28.90
Expired	—	$—			—	$—

Balance at June 30, 2006	864,638	$26.31	6.5	$5,173	16,300	$29.96

Options Exercisable at June 30	854,306	$26.25	6.5	$5,160	n/a	n/a

		Six Months Ended June 30, 2006
		Weighted	Wtd Avg.	Aggregate		Weighted
		Average	Remaining	Intrinsic		Average
		Exercise	Contractual	Value		Exercise
	Stock Options	Price ($)	Term (years)	($000)	Awards	Price ($)
Balance at January 1, 2006	950,390	$25.67			11,450	$28.90
Granted	10,000	$32.23			5,200	$32.23
Exercised	(65,550)	$15.54			—	$—
Forfeited	—	$—			(350)	$28.90
Expired	(30,202)	$31.77			—	$—

Balance at June 30, 2006	864,638	$26.31	6.5	$5,173	16,300	$29.96

Options Exercisable at June 30	854,306	$26.25	6.5	$5,160	n/a	n/a

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Weighted average grant date fair value of options granted ($ per share)	$7.30	$6.27	$7.30	$6.62

Total intrinsic value of share options exercised	$234,000	$187,000	$676,000	$308,000
     The aggregate intrinsic value in the preceding tables represents the total pre-tax intrinsic value, based on the average of the high price and low price at which the Company’s common stock traded on June 30, 2006 of $31.88, which would have been received by the option holders had they all exercised their options as of that date.
     A summary of the status of the Non-Employee Director Plans as of June 30, 2006 and changes during the three and six months then ended is presented in the table below:

Non-Employee Director Plans

	Three Months Ended June 30, 2006
	1996 Plan		2006 Plan
		Weighted	Stock	Weighted
		Average	Options	Average
	Stock	Exercise	and	Exercise
	Options	Price	Awards	Price
Balance at April 1, 2006	89,000	$19.83	—	$—
Granted
Options	—	$—	10,000	$32.23
Restricted Stock Awards	n/a	n/a	5,200	$32.23
Exercised	(5,000)	$8.00	—	$—
Forfeited	—	$—	—	$—
Expired	—	$—	—	$—

Outstanding at June 30, 2006	84,000	$20.54	15,200	$32.23

Options Exercisable at June 30	84,000	$20.54	3,334	$32.23

	Six Months Ended June 30, 2006
	1996 Plan		2006 Plan
		Weighted	Stock	Weighted
		Average	Options	Average
	Stock	Exercise	and	Exercise
	Options	Price	Awards	Price
Balance at January 1, 2006	98,000	$18.96	—	$—
Granted
Options	—	$—	10,000	$32.23
Restricted Stock Awards	n/a	n/a	5,200	$32.23
Exercised	(14,000)	$9.51	—	$—
Forfeited	—	$—	—	$—
Expired	—	$—	—	$—

Outstanding at June 30, 2006	84,000	$20.54	15,200	$32.23

Options Exercisable at June 30	84,000	$20.54	3,334	$32.23

     A summary of the status of the Company’s nonvested awards as of June 30, 2006 and changes during the three and six months then ended is presented in the table below:

Nonvested Awards Issued Under the Plans

	Three Months Ended June 30, 2006
	Stock Options		Restricted Stock Awards
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Awards	Fair Value	Awards	Fair Value
Nonvested at April 1, 2006	3,666	$5.84	11,450	$28.90
Granted	10,000	$7.30	5,200	$32.23
Vested	(3,334)	$7.30	—	$—
Forfeited	—	$—	(350)	$28.90

Nonvested at June 30, 2006	10,332	$6.78	16,300	$29.96

	Six Months Ended June 30, 2006
	Stock Options			Restricted Stock Awards
		Weighted			Weighted
		Average			Average
		Grant Date			Grant Date
	Awards	Fair Value		Awards	Fair Value
Nonvested at January 1, 2006	37,849	$6.64		11,450	$28.90
Granted	10,000	$7.30		5,200	$32.23
Vested	(35,701)	$6.78		—	$—
Forfeited	(1,816)	$6.73		(350)	$28.90

Nonvested at June 30, 2006	10,332	$6.78		16,300	$29.96

Unrecognized compensation cost, including forfeiture estimate			$42,000			$379,000
Weighted average remaining recognition period (years)			1.0			4.3
     The total fair value of stock options that vested during the quarters ended June 30, 2006 and 2005 was $24,000 and $500,000, respectively. The total fair value of stock options that vested during the six months ended June 30, 2006 and 2005 was $242,000 and $931,000, respectively.
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
     Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes” In June 2006, the FASB issued FIN 48, an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” in order to add clarity to the accounting for uncertainty in income taxes recognized in a Company’s financial statements. The interpretation requires that only tax positions that are more likely than not to be sustained upon a tax examination are to be recognized in a Company’s financial statements to the extent that the benefit is greater than 50% likely of being recognized. The differences that arise between the amounts recognized in the financial statements and the amounts recognized in the tax return will lead to an increase or decrease in current taxes, an increase or decrease to the deferred tax asset or deferred tax liability, respectively, or both. FIN 48 is effective for fiscal years beginning after December 15, 2006 with early application encouraged if interim financial statements have not yet been issued. The Company has not yet assessed the impact that the adoption of FIN 48 will have on the Company’s financial position or results of operation.
NOTE 4 — EARNINGS PER SHARE
     Basic earnings per share (“EPS”) are calculated by dividing net income by the weighted average number of common shares outstanding before any dilution during the period. Diluted earnings per share have been calculated in a manner similar to that of basic earnings per share except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares (such as those resulting from the exercise of stock options) were issued during the period, computed using the treasury stock method.
     Earnings per share consisted of the following components for the three and six months ended June 30, 2006 and 2005:

For the Three Months Ended June 30,	Net Income
	2006	2005
	(Dollars in Thousands)
Net Income	$8,290	$8,041

	Weighted Average
	Shares
	2006	2005
Basic EPS	14,999,127	15,372,253
Effect of dilutive securities	162,747	132,723

Diluted EPS	15,161,874	15,504,976

	Net Income
	Per Share
	2006	2005
Basic EPS	$0.55	$0.52
Effect of dilutive securities	$0.00	$0.00

Diluted EPS	$0.55	$0.52

For the Six Months Ended June 30,	Net Income
	2006	2005
	(Dollars in Thousands)
Net Income	$16,194	$15,955

	Weighted Average
	Shares
	2006	2005
Basic EPS	15,159,252	15,359,374
Effect of dilutive securities	159,472	148,650

Diluted EPS	15,318,724	15,508,024

	Net Income
	Per Share
	2006	2005
Basic EPS	$1.07	$1.04
Effect of dilutive securities	$0.01	$0.01

Diluted EPS	$1.06	$1.03

     For the three months ended June 30, 2006, there were 168,732 options to purchase common stock and 325 shares of restricted stock excluded from the calculation of diluted earnings per share because they were anti-dilutive. For the six months ended June 30, 2006, there were 208,442 options to purchase common stock and 1,635 shares of restricted stock excluded from the calculation of diluted earnings per share because they were anti-dilutive. For the three and six months ended June 30, 2005, there were 346,555 and 330,756, respectively, options to purchase common stock excluded from the calculation of diluted earnings per share because they were anti-dilutive. There was no restricted stock outstanding during the three or six months ended June 30, 2005.

NOTE 5— COMMON STOCK REPURCHASE PROGRAM
     On January 19, 2006 the Company’s Board of Directors approved a common stock repurchase program. Under the program, the Company is authorized to repurchase up to 800,000 shares, or approximately 5% of the Company’s outstanding common stock. The Company placed no deadline on the repurchase program, but expects to make open market or privately negotiated purchases from time to time. The timing and amount of stock repurchases will depend upon market conditions, securities law limitations, and other corporate considerations. The repurchase program may be modified, suspended, or terminated by the Board of Directors at any time. As of June 30, 2006, 711,836 shares of stock have been repurchased at a weighted average share price of $30.94. Additional information about the repurchase program is set forth in Part II, Item 2 of this Form 10-Q.
NOTE 6— EMPLOYEE BENEFITS
POST RETIREMENT BENEFITS AND SUPPLEMENTAL EXECUTIVE RETIREMENT PLANS
     The following table illustrates the status of the post-retirement benefit plan and supplemental executive retirement plans (“SERPs”) as of June 30, for the periods presented:
Components of Net Periodic Benefit Cost

	Post Retirement Benefits		SERPs
	Three months ended June 30,
	2006	2005	2006	2005
	(Unaudited - Dollars in Thousands)
Service cost	$23	$23	$50	$44
Interest cost	18	18	34	32
Amortization of transition obligation	8	9	—	—
Amortization of prior service cost	3	3	10	11
Recognized net actuarial (gain)/loss	—	—	(1)	—

Net periodic benefit cost	$52	$53	$93	$87

Components of Net Periodic Benefit Cost

	Post Retirement Benefits		SERPs
	Six months ended June 30,
	2006	2005	2006	2005
	(Unaudited - Dollars in Thousands)
Service cost	$46	$46	$99	$88
Interest cost	36	36	68	64
Amortization of transition obligation	17	18	—	—
Amortization of prior service cost	6	6	21	23
Recognized net actuarial (gain)/loss	—	—	(2)	—

Net periodic benefit cost	$105	$106	$186	$175

     The Company previously disclosed in its financial statements for the fiscal year ended December 31, 2005 that it expected to contribute $60,000 to its post retirement benefit plan and $112,000 to its SERPs in 2006 and presently anticipates making these contributions. For the three months ended June 30, 2006, $6,000 and $28,000 of contributions have been made to the post retirement benefit plan and the SERPs, respectively, and for the six months ended June 30, 2006, $35,000 and $60,000 of contributions have been made to the post retirement benefit plan and the SERPs, respectively.
     Not included in the above summary are the components of net periodic benefit cost for the noncontributory defined benefit pension plan administered by Pentegra (“the Fund”). The Fund does not segregate the assets or liabilities of all participating employers and, accordingly, disclosure of accumulated vested and non-vested benefits is not possible. The pension plan year is July 1st through June 30th. The Company anticipates that contributions paid in 2006 to the defined benefit pension plan related to the 2006-2007 plan year will be $1.2 million, Contributions for the 2005-2006 plan years were all paid in 2005. Pension expense associated with this plan was $2.4 million for the year 2005 and is expected to be $2.1 million for the full year 2006 of which $750,000 has been recognized during the three months ended June 30, 2006 and $1.5 million has been recognized year to date.
     Effective July 1, 2006, the Company froze the pension plan by eliminating all future benefit accruals, with the exception of the employees that are participants on July 1, 2006 but that are not yet fully vested. These employees will earn benefits up to the year in which they are fully vested and at that point there will be no more future benefit accruals. All benefits accrued up to July 1, 2006 will remain in the pension plan and the participants frozen benefit will be determined as July 1, 2006. Also effective July 1, 2006, the Company implemented a new defined contribution plan in which employees, with one year of service, will receive a 5% cash contribution of eligible pay up to the social security limit and a 10% cash contribution of eligible pay over the social security limit up to the maximum amount permitted by law. All such benefits vest immediately.
NOTE 7 — REPURCHASE AGREEMENTS
     Both wholesale and retail repurchase agreements are collateralized by mortgage-backed securities and U.S. Government obligations. At June 20, 2006, the Company had $25.0 million securities of repurchase agreements outstanding with third party brokers and $89.8 million of customer repurchase agreements outstanding. The related securities are included in the securities available for sale.

NOTE 8 — COMPREHENSIVE INCOME (LOSS)
     Information on the Company’s comprehensive income (loss), presented net of taxes, is set forth below for the three and six months ended June 30, 2006 and 2005 .
Comprehensive income (loss) is reported net of taxes, as follows:

	(Unaudited - Dollars in Thousands)
	FOR THE THREE		FOR THE SIX
	MONTHS ENDED		MONTHS ENDED
	JUNE 30,		JUNE 30,
	2006	2005	2006	2005
Net Income	$8,290	$8,041	$16,194	$15,955

Other Comprehensive (Loss) Income, Net of Tax:

(Decrease) increase in fair value of securities available for sale, net of tax of $980 and $3,142 for the three months ended June 30, 2006 and 2005, respectively, and $3,260 and $1,167 for the six months ended June 30, 2006 and 2005, respectively.	(1,593)	5,236	(5,371)	(1,919)

Less: reclassification adjustment for realized losses/(gains) included in net income, net of tax of $0 and $105 for the three months ended June 30, 2006 and 2005, respectively, and $637 and $230 for the six months ended June 30, 2006 and 2005, respectively.	—	(168)	1,132	(386)

Net change in fair value of securities available for sale, net of tax of $980 and $3,037 for the three months ended June 30, 2006 and 2005, respectively, and $2,623 and $1,397 for the six months ended June 30, 2006 and 2005, respectively.	(1,593)	5,068	(4,239)	(2,305)

Increase (decrease) in fair value of derivatives, net of tax of $678 and $802 for the three months ended June 30, 2006 and 2005, respectively, and $1,462 and $40 for the six months ended June 30, 2006 and 2005, respectively.	937	(1,107)	2,019	55

Less: reclassification of realized gains on derivatives, net of tax of $77 and $99 for the three months ended June 30, 2006 and 2005, respectively, and $254 and $198 for the six months ended June 30, 2006 and 2005, respectively.	(107)	(136)	(351)	(272)

Net change in fair value of derivatives, net of tax of $601 and $901 for the three months ended June 30, 2006 and 2005, respectively, and $1,208 and $158, for the six months ended June 30, 2006 and 2005, respectively.	830	(1,243)	1,668	(217)

Other Comprehensive (Loss)/Income, Net of Tax:	(763)	3,825	(2,571)	(2,522)

Comprehensive Income	$7,527	$11,866	$13,623	$13,433

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
     The Company reported improved earnings of $8.3 million and diluted earnings per share of $0.55 for the quarter ended June 30, 2006, an increase of 3.1% and 5.8%, respectively, from the same period last year. The Company’s return on average assets, return on average equity and net interest margin were 1.14%, 14.90% and 3.89%, respectively, for the three month period ending June 30, 2006, representing strong profitability in a shrinking balance sheet environment.
     Management continues to focus on earning asset growth in the commercial lending and home equity lending segments, while placing less emphasis on indirect auto, portfolio residential lending and the securities portfolio. While this strategy has resulted in a somewhat smaller balance sheet and slowed earnings growth, management believes it is a prudent strategy in the current interest rate environment. Emphasis on the securities portfolio continues to decrease on both a relative basis (as a percent of earning assets) as well as on an actual basis, reflecting the current flat yield curve (defined below) environment which management believes not to be conducive to growing the securities portfolio. Management also continues to de-emphasize auto loan originations due to what management currently believes to be poor return characteristics on certain segments of that business. As a result of

Management’s disciplined approach to quality asset generation, as well as in-market competition, earning asset growth is expected to be minimal for the remainder of 2006.
     The following pie chart depicts the continuing shift in the composition of earning assets into the high value areas of commercial and home equity lending as of June 30, 2006 and 2005, as well as December 31, 2005.
Component’s of Earning Assets for the Periods Ending

     The following graph depicts the historical U.S. Treasury yield curve as of June 30, for the years 2004 – 2006.
     “A yield curve is a graphic line chart that shows interest rates at a specific point for all securities having equal risk, but different maturity dates.” 1 “A flat yield curve is one in which there is little difference between short-term and long-term rates for bonds of the same credit quality. When short- and long-term bonds are offering equivalent yields, there is usually little benefit in holding the longer-term instruments — that is, the investor does not gain any excess compensation for the risks associated with holding longer-term securities. For example, a flat yield curve on U.S. Treasury Securities would be one in which the yield on a two-year bond is 5% and the yield on a 30-year bond is 5.1%.” 2

[1]	The Free Dictionary.com

[2]	Investopedia.com

     The following graph presents the decline in the Company’s securities portfolio through June 2005 into 2006:
     Total deposits of $2.2 billion at June 30, 2006 decreased $28.1 million, or 1.3%, compared to December 31, 2005, due to the competitive pricing environment. For the quarter ending June 30, 2006 deposits increased $57.7 million, or 2.7%, partially attributable to traditional seasonal inflows particularly in the demand deposit category. The Company remains committed to deposit generation, with careful management of deposit pricing and selective deposit promotion, in an effort to control the Company’s cost of funds.
     Deposit generation is expected to remain challenging due to the combination of pricing as well as a lack of demand for aggressive deposit growth from the asset side of the balance sheet. Due to these factors management anticipates little growth for the remainder of the year in the money market category and possibly a decline in balances overall.

     The following graph presents the Company’s historical demand deposit balances at the dates indicated:
     While changes in the prevailing interest rate environment (see Historical U.S. Treasury Yield Curve graph above) have and will continue to have an impact on the Company’s earnings, management strives to mitigate volatility in net interest income resulting from changes in benchmark interest rates through adjustable rate asset generation, effective liability management, and utilization of off-balance sheet interest rate derivatives. (For a discussion of interest rate derivatives and interest rate sensitivity see the Asset/Liability Management section, Table 9 – “Interest Rate Derivatives”, and Market Risk section, Table 10 – “Interest Rate Sensitivity” within the Management’s Discussion and Analysis of Financial Condition and Results of Operations hereof.)
     The net interest margin for the quarter ended June 30, 2006 was 3.89% compared to 3.84% for the quarter ended June 30, 2005. The net interest margin in the second quarter of 2006 was negatively impacted by the Federal Home Loan Bank of Boston’s (“FHLBB”) decision to change the timing of its dividend declarations and payments on its stock, resulting in no dividend being declared in the second quarter. The change resulted in the Company not recognizing an anticipated FHLBB dividend of approximately $330,000 during the second quarter of 2006, negatively impacting net interest income and pre-tax earnings by this amount. The FHLBB anticipates that a dividend will be paid and grossed up during the third quarter of 2006 effectively amounting to the paying of an amount equivalent to two quarterly dividends.
     For the remainder of 2006, assuming a similar interest rate environment, the Company expects the net interest margin to gradually expand back into the low 3.90’s, with deposit pricing and a lower securities portfolio being the key determinants.
     Asset quality continues to be a performance highlight for the Company. Non-performing assets at June 30, 2006 were $4.9 million, or 0.17%, of total assets, as compared to $3.3 million, or 0.11%, of total assets at December 31, 2005. Net charge-offs were $285,000 for the quarter, or 0.06% of average loans on an annualized basis, compared to $560,000, or 0.11% of average loans on annualized basis at June 30, 2005. Loan delinquency improved to 0.73% at June 30, 2006, as compared to the 0.81% recorded at year-end 2005. As a result of this strong asset quality and a moderated forecast for overall loan growth, the provision for loan losses decreased to $350,000 and $1.1 million for the three months and six months ended June 30, 2006, respectively, compared with the $1.1 million and $2.0 million reported in the comparable year-ago periods. Provision for loan losses for the quarter covered net charge-offs of $285,000 by 1.2 times. The ratio of the allowance for loan losses to total loans remained at 1.31% for the fourth consecutive quarter, a 1 basis point increase from June 30, 2005.

     The following graph depicts the Company’s non-performing assets to total assets at the periods indicated:
Some of the Company’s other highlights for the first six months of 2006 included:
o	Opened a new commercial banking office in New Bedford, MA staffed by two new seasoned bankers from that market,

o	Hired two additional seasoned commercial bankers in other markets, which increases the Company’s total staff of commercial bankers by 10%, as well as strengthened our mortgage banking business with the hiring of two new experienced mortgage loan originators,

o	On June 1, 2006 Rockland Trust Community Development Corporation II, a subsidiary of the Bank, was awarded $45 million of tax credit allocation authority under the New Markets Tax Credit Program,

o	Continued disciplined capital management
o	Repurchased approximately 712,000 common shares as part of the previously announced stock buy-back program, and plan on repurchasing up to 800,000 shares of the Company’s outstanding stock.

o	Management announced that it anticipates refinancing its Trust Preferred Securities beginning in the latter part of 2006, saving approximately $1.0 million in interest expense, on an annualized basis, beginning in 2007.

o	Announced a 6.7% increase in the quarterly dividend to $0.16 per share.

     The aforementioned $45 million New Markets Tax Credit award will help Rockland Trust continue to strengthen the communities it serves while increasing lending opportunities in markets such as New Bedford, Massachusetts and Rhode Island. Management continues to focus on creating long-term shareholder value through disciplined asset generation, rational deposit pricing, sound capital management and targeted expansion.
FINANCIAL POSITION
     Loan Portfolio Total loans increased by $6.4 million, or 0.3%, during the six months ended June 30, 2006. The increases were mainly in commercial and industrial lending which increased by $10.9 million, or 7.0%, commercial real estate lending which increased by $26.0 million, or 3.8%, and the consumer-home equity portfolio which increased by $21.9 million, or 8.7%. Business banking loans totaled $56.3 million, an increase of $4.9 million, representing growth of 9.6%. Partially offsetting these increases are decreases in the consumer-auto portfolio of $29.2 million, or 11.1%, as this segment of the loan portfolio has been de-emphasized due to narrowing spreads, decreases in the residential lending portfolio of $14.5 million, or 3.3%, and decreases in commercial construction of $12.8 million or 9.1%.
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
     The following table sets forth a summary of certain delinquency information as of the dates indicated:
Table 1 — Summary of Delinquency Information

	At June 30, 2006				At December 31, 2005
	60-89 days		90 days or more		60-89 days		90 days or more
	Number	Principal	Number	Principal	Number	Principal	Number	Principal
	of Loans	Balance	of Loans	Balance	of Loans	Balance	of Loans	Balance
	(Unaudited - Dollars in Thousands)
Commercial and Industrial	1	$5	5	$322	2	$24	4	$209
Commercial Real Estate	—	—	3	2,801	3	2,892	2	288
Commercial Construction	—	—	—	—	—	—	—	—
Business Banking	5	25	4	80	5	97	3	47
Residential Real Estate	2	205	1	332	4	1,337	2	373
Residential Construction	—	—	—	—	—	—	—	—
Consumer — Home Equity	3	57	1	16	—	—	—	—
Consumer — Auto	67	586	62	549	65	597	61	572
Consumer — Other	15	83	13	85	18	112	17	110

Total	93	$961	89	$4,185	97	$5,059	89	$1,599

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
     Nonperforming Assets Nonperforming assets are comprised of nonperforming loans, nonperforming securities and Other Real Estate Owned (“OREO”). Nonperforming loans consist of loans that are more than 90 days past due but still accruing interest and nonaccrual loans. OREO includes properties held by the Bank as a result of foreclosure or by acceptance of a deed in lieu of foreclosure. As of June 30, 2006, nonperforming assets totaled $4.9 million, an increase of $1.6 million, or 47.6%, compared to December 31, 2005. Nonperforming assets represented 0.17% of total assets at June 30, 2006 and 0.11% at December 31, 2005. The Bank had one property held as OREO for the period ending June 30, 2006 and for the period ending December 31, 2005 which was valued at one dollar.
     Repossessed automobile loan balances continue to be classified as nonperforming loans, and not as other assets, because the borrower has the potential to satisfy the obligation within twenty days from the date of repossession (before the Bank can schedule disposal of the collateral). The borrower can redeem the property by payment in full at any time prior to the disposal of it by the Bank. Repossessed automobile loan balances amounted to $392,000 $509,000 and $490,000 for the periods ending June 30, 2006, December 31, 2005, and June 30, 2005, respectively.

     The following table sets forth information regarding nonperforming assets held by the Company at the dates indicated.
Table 2 — Nonperforming Assets / Loans
(Unaudited — Dollars in Thousands)

	As of	As of	As of
	June 30,	December 31,	June 30,
	2006	2005	2005
Loans past due 90 days or more but still accruing
Consumer — Home Equity	$16	$—	$62
Consumer — Auto	298	165	49
Consumer — Other	69	62	107

Total	$383	$227	$218

Loans accounted for on a nonaccrual basis (1)
Commercial and Industrial	$322	$245	$193
Business Banking	80	47	80
Commercial Real Estate	2,801	313	158
Residential Real Estate	918	1,876	879
Consumer — Auto	392	509	489
Consumer — Other	31	122	82

Total	$4,544	$3,112	$1,881

Total nonperforming loans	$4,927	$3,339	$2,099

Other real estate owned	$—	$—	$—

Total nonperforming assets	$4,927	$3,339	$2,099

Restructured loans	$—	$377	$397

Nonperforming loans as a percent of gross loans	0.24%	0.16%	0.10%

Nonperforming assets as a percent of total assets	0.17%	0.11%	0.07%

(1)	There were no restructured nonaccruing loans at June 30, 2006, December 31, 2005 and June 30, 2005.
     In the course of resolving nonperforming loans, the Bank may choose to restructure the contractual terms of certain commercial and real estate loans. Terms may be modified to fit the ability of the borrower to repay in line with its current financial status. It is the Bank’s policy to maintain restructured loans on nonaccrual status for approximately six months before management considers its return to accrual status. At June 30, 2006 the Bank had no restructured loans and at June 30, 2005, the Bank had $397,000, of restructured loans.
     Potential problem loans are any loans, which are not included in nonaccrual or non-performing loans and which are not considered troubled debt restructures, where known information about possible credit problems of the borrowers causes management to have concerns as to the ability of such borrowers to comply with present loan repayment terms. At June 30, 2006 the Bank had 13 potential problem loan relationships and at December 31, 2005 the Bank had nine potential problem loan relationships, which are not included in nonperforming loans. Outstanding balances on these loan totaled $21.0 million and $30.3 million at June 30, 2006 and December 31, 2005, respectively. At June 30, 2006, these problem loans continued to perform and the Company’s management actively monitors these loans to minimize any possible adverse impact to the Bank.
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
     Interest income that would have been recognized for both the three months ended June 30, 2006, and 2005, if nonperforming loans at the respective dates had been performing in accordance with their original terms approximated $52,000 and $47,000. Interest income that would have been recognized for both the six months ended June 30, 2006, and 2005, if nonperforming loans at the respective dates had been performing in accordance with their original terms approximated $118,000 and $113,000. The actual amount of interest that was collected on these nonaccrual and restructured loans during the three months ended June 30, 2006 and 2005 and included in interest income was approximately $8,000 and $13,000, respectively. The actual amount of interest that was collected on these nonaccrual and restructured loans during the six months ended June 30, 2006 and 2005, and included in interest income was approximately $47,000 and $44,000, respectively.
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
     Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer, or residential loans for impairment disclosures. At June 30, 2006, impaired loans include all commercial real estate loans and commercial and industrial loans on nonaccrual status, restructured loans and certain potential problem loans for which a collateral deficit exists and a specific allowance for loan loss has been assigned. Total impaired loans at June 30, 2006 and December 31, 2005 were $3.1 million and $935,000, respectively.
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

     As of June 30, 2006, the allowance for loan losses totaled $26.8 million, or 1.31%, of total loans as compared to $26.6 million, or 1.31%, of total loans at December 31, 2005. Based on the analyses described herein, management believes that the level of the allowance for loan losses at June 30, 2006 is adequate.
     The following table summarizes changes in the allowance for loan losses and other selected loan data for the periods presented:
Table 3 — Summary of Changes in the Allowance for Loan Losses

	Quarter to Date
	June 30,	March 31,	December 31,	September 30,	June 30,
	2006	2006	2005	2005	2005
	(Unaudited - Dollars in Thousands)
Average loans	$2,051,032	$2,042,984	$2,028,820	$2,004,389	$1,983,148

Allowance for loan losses, beginning of period	$26,746	$26,639	$26,455	$26,050	$25,505
Charged-off loans:
Commercial and Industrial	—	141	—	120	—
Business Banking	49	48	111	196	48
Commercial Real Estate	—	—	—	—	—
Residential Real Estate	—	—	—	—	—
Commercial Construction	—	—	—	—	—
Residential Construction	—	—	—	—	—
Consumer — Home Equity	—	—	—	—	—
Consumer — Auto	292	454	592	333	421
Consumer — Other	158	249	327	285	283

Total charged-off loans	499	892	1,030	934	752

Recoveries on loans previously charged-off:
Commercial and Industrial	29	49	14	15	51
Business Banking	11	—	1	2	9
Commercial Real Estate	—	—	—	127	—
Residential Real Estate	—	—	—	—	—
Commercial Construction	—	—	—	—	—
Residential Construction	—	—	—	—	—
Consumer — Home Equity	—	—	—	—	—
Consumer — Auto	129	151	88	91	105
Consumer — Other	45	49	41	34	27

Total recoveries	214	249	144	269	192

Net loans charged-off	285	643	886	665	560
Provision for loan losses	350	750	1,070	1,070	1,105

Total allowance for loan losses, end of period	$26,811	$26,746	$26,639	$26,455	$26,050

Net loans charged-off as a percent of average total loans	0.01%	0.03%	0.04%	0.03%	0.03%
Total allowance for loan losses as a percent of total loans	1.31%	1.31%	1.31%	1.31%	1.30%
Total allowance for loan losses as a percent of nonperforming loans	544.16	578.04%	797.81%	1,074.53%	1,241.07%
Net loans charged-off as a percent of allowance for loan losses	1.06%	2.40%	3.33%	2.51%	2.15%
Recoveries as a percent of charge-offs	42.97%	27.91%	13.98%	28.80%	25.53%

     The allowance for loan losses is allocated to various loan categories as part of the Bank’s process of evaluating its adequacy. The amount of allowance allocated to these loan categories was $24.8 million at June 30, 2006, compared to $24.1 million at December 31, 2005. The distribution of allowances allocated among the various loan categories as of June 30, 2006 was categorically similar to the distribution as of December 31, 2005. Increases or decreases in the amounts allocated to each category, as compared to those shown as of December 31, 2005, generally, reflect changes in portfolio balances outstanding due to new loan originations, loans paid off, changes in levels of credit line usage and the results of ongoing credit risk assessments of the loan portfolio.
     The following table summarizes the allocation of the allowance for loan losses for the dates indicated:
Table 4 — Summary of Allocation of the Allowance for Loan Losses
(Unaudited — Dollars In Thousands)

	AT JUNE 30,		AT DECEMBER 31,
	2006		2005
		Percent of		Percent of
		Loans		Loans
	Allowance	In Category	Allowance	In Category
	Amount	To Total Loans	Amount	To Total Loans
Allocated Allowances:
Commercial and Industrial	$3,216	8.1%	$3,134	7.6%
Business Banking	1,288	2.7%	1,193	2.5%
Commercial Real Estate	12,571	34.7%	11,554	33.5%
Real Estate Construction	3,237	6.6%	3,474	7.3%
Real Estate Residential	617	20.5%	650	21.2%
Consumer — Home Equity	821	13.4%	755	12.4%
Consumer — Auto	2,338	11.4%	2,629	12.9%
Consumer — Other	770	2.6%	757	2.6%
Imprecision Allowance	1,953	NA	2,493	NA

Total Allowance for Loan Losses	$26,811	100.0%	$26,639	100.0%

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
     The other method used to allocate allowances for loan losses entails the assignment of allowance amounts to individual loans on the basis of loan impairment. Certain loans are evaluated individually and are judged to be impaired when management believes it is probable that the Bank will not collect all of the contractual interest and principal payments as scheduled in the loan agreement. Under this method, loans are selected for evaluation based upon a change in internal risk rating, occurrence of delinquency, loan classification or non-accrual status. A specific allowance amount is allocated to an individual loan when such loan has been deemed impaired and when the amount of a probable loss is able to be estimated on the basis of: (a) the present value of anticipated future cash flows or on the loan’s observable fair market value or (b) the fair value of collateral if the loan is collateral dependent. Loans with a specific allowance and the amount of such allowance totaled $3.1 million and $145,000, respectively, at June 30, 2006 and $558,000 and $1,000, respectively, at December 31, 2005.
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
     Due to the imprecise nature of the loan loss estimation process and ever changing conditions, these risk attributes may not be adequately captured in data related to the formula-based loan loss components used to determine allocations in the Bank’s analysis of the adequacy of the allowance for loan losses. Management, therefore, has established and maintains an imprecision allowance for loan losses reflecting the uncertainty of future economic conditions within the Bank’s market area. The amount of this measurement imprecision allocation was $2.0 million and $2.5 million at June 30, 2006 and December 31, 2005, respectively.
     Inflationary concerns resulting from higher energy and commodity prices, downward pressure on housing prices, fluctuating interest rates, and changes in the level of employment are just some of the drivers that could impact local and regional economic growth and the banking environment in the near term. Unforeseen changes in the economy can impact the risk characteristics of the Bank’s loan portfolio. As such, management maintains the imprecision allowance based on its analysis of regional and local economic conditions.
     As of June 30, 2006, the allowance for loan losses totaled $26.8 million as compared to $26.6 million at December 31, 2005. Based on the processes described above, management believes that the level of the allowance for possible loan losses at June 30, 2006 is adequate.

     Goodwill and Core Deposit Intangibles Goodwill and Core Deposit Intangibles (“CDI”) decreased $161,000, or 0.3%, to $56.7 million at June 30, 2006 from December 31, 2005, resulting from the normal amortization of the CDI.
     Securities Securities decreased by $89.0 million, or 12.4%, during the six months ending June 30, 2006. This resulted mainly from the sale of $31.4 million in lower coupon securities in the first quarter of 2006 and the decision not to reinvest normal runoff on the portfolio year to date in the current rate environment. The ratio of securities to total assets as of June 30, 2006 was 21.5%, as compared to 23.6% at December 31, 2005 and 25.2% at June 30, 2005.
     Deposits Total deposits of $2.2 billion at June 30, 2006 decreased $28.1 million, or 1.3%, compared to December 31, 2005. The Company experienced a decrease in core deposits of $68.2 million, or 4.1%, offset by an increase in time deposits of $40.0 million, or 7.6%. Management believes intense competition for deposits is the major factor contributing to the decreased deposit balances.
     Borrowings Total borrowings decreased $78.7 million, or 13.4%, to $509.1 million at June 30, 2006 from December 31, 2005.
     Stockholders’ Equity Stockholders’ equity as of June 30, 2006 totaled $216.2 million, as compared to $228.2 million at December 31, 2005. This amount decreased due to stock repurchases of $22.0 million, dividends declared of $4.8 million and a net increase in unrealized losses on securities of $4.2 million offset by net income of $16.2 million, stock option exercise proceeds of $1.0 million, and the net change in the fair value of derivatives of $1.7 million.
     Equity to Assets Ratio The ratio of equity to assets was 7.4% at June 30, 2006 and 7.5% at December 31, 2005.
RESULTS OF OPERATIONS
     Summary of Results of Operations The Company reported net income of $8.3 million, a $249,000, or 3.1% increase, for the second quarter of 2006 over the second quarter of 2005. Diluted earnings per share were $0.55 for the three months ended June 30, 2006, compared to $0.52 for the three months ended June 30, 2005. The Company reported net income of $16.2 million, a $239,000, or 1.5%, increase for the six months ended June 30, 2006 as compared with the same period in 2005. Diluted earnings per share were $1.06 for the six months ended June 30, 2006, compared to $1.03 for the six months ended June 30, 2005.
     Net Interest Income The amount of net interest income is affected by changes in interest rates and by the volume and mix of interest earning assets and interest bearing liabilities.
     On a fully tax equivalent basis, net interest income for the second quarter of 2006 decreased $533,000, or 2.0%, to $26.3 million, as compared to the second quarter of 2005. The Company’s net interest margin was 3.89% for the quarter ended June 30, 2006 compared to 3.84% for the quarter ended June 30, 2005. The Company’s interest rate spread (the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities) was 3.35% for the second quarter of 2006, 7 basis points less than the comparable period in the prior year.
     The net interest margin in the second quarter of 2006 was negatively impacted by the Federal Home Loan Bank of Boston’s (“FHLBB”) decision to change the timing of its dividend declarations and payments on its stock, resulting in no dividend being declared in the second quarter. The change resulted in the Company not recognizing an anticipated FHLBB dividend of approximately $330,000 during the second quarter of 2006, negatively impacting net interest income and pre-tax earnings by this amount. The FHLBB anticipates that a dividend will be paid and grossed up during the third quarter of 2006 effectively amounting to the paying of an amount equivalent to two quarterly dividends.
     The following table presents the Company’s average balances, net interest income, interest rate spread, and net interest margin for the three and six months ending June 30, 2006 and 2005. For purposes of the table and the following discussion, income from interest-earning assets and net interest income are presented on a fully-taxable equivalent basis by adjusting income and yields earned on tax-exempt interest received on loans to qualifying borrowers and on certain of the Company’s securities to make them equivalent to income and yields on fully-taxable investments, assuming a federal income tax rate of 35%.

Table 5 — Average Balance, Interest Earned/Paid & Average Yields
(Unaudited — Dollars in Thousands)

		INTEREST			INTEREST
	AVERAGE	EARNED/	AVERAGE	AVERAGE	EARNED/	AVERAGE
	BALANCE	PAID	YIELD/RATE	BALANCE	PAID	YIELD/RATE
FOR THE THREE MONTHS ENDED JUNE 30,	2006	2006	2006	2005	2005	2005

Interest-earning Assets:
Federal Funds Sold and Short Term Investments	$4,005	$52	5.19%	$5,028	$36	2.86%
Securities:
Trading Assets	1,597	6	1.50%	1,527	5	1.31%
Taxable Investment Securities	582,922	6,405	4.40%	741,518	8,142	4.39%
Non-taxable Investment Securities (1)	58,036	1,018	7.02%	62,444	1,037	6.64%

Total Securities:	642,555	7,429	4.62%	805,489	9,184	4.56%
Loans (1)	2,051,032	34,177	6.67%	1,983,148	29,855	6.02%

Total Interest-Earning Assets	$2,697,592	$41,658	6.18%	$2,793,665	$39,075	5.59%

Cash and Due from Banks	58,671			65,267
Other Assets	152,569			144,838

Total Assets	$2,908,832			$3,003,770

Interest-bearing Liabilities:
Deposits:
Savings and Interest Checking Accounts	$560,402	$999	0.71%	$597,232	$662	0.44%
Money Market	520,827	3,505	2.69%	533,563	2,334	1.75%
Time Deposits	549,066	4,900	3.57%	502,743	3,084	2.45%

Total interest-bearing deposits:	1,630,295	9,404	2.31%	1,633,538	6,080	1.49%
Borrowings:
Federal Home Loan Bank Borrowings	$383,200	$4,165	4.35%	$502,255	$4,804	3.83%
Federal Funds Purchased and Assets Sold Under Repurchase Agreement	107,927	699	2.59%	69,992	270	1.54%
Junior Subordinated Debentures	51,546	1,117	8.67%	51,546	1,118	8.68%
Treasury Tax and Loan Notes	1,216	13	4.28%	1,681	10	2.38%

Total borrowings:	543,889	5,994	4.41%	625,474	6,202	3.97%

Total Interest-Bearing Liabilities	$2,174,184	$15,398	2.83%	$2,259,012	$12,282	2.17%

Demand Deposits	492,945			510,879

Other Liabilities	19,131			17,230

Total Liabilities	2,686,260			2,787,121
Stockholders’ Equity	222,572			216,649

Total Liabilities and Stockholders’ Equity	$2,908,832			$3,003,770

Net Interest Income		$26,260			$26,793

Interest Rate Spread (2)			3.35%			3.42%

Net Interest Margin (2)			3.89%			3.84%

Supplemental Information:
Total Deposits, including Demand Deposits	$2,123,240	$9,404		$2,144,417	$6,080
Cost of Total Deposits			1.77%			1.13%
Total Funding Liabilities, including Demand Deposits	$2,667,129	$15,398		$2,769,891	$12,282
Cost of Total Funding Liabilities			2.31%			1.77%

(1)	The total amount of adjustment to present interest income and yield on a fully tax-equivalent basis is $451 and $449 for the three months ended June 30, 2006 and 2005, respectively. Also, non-accrual loans have been included in the average loan category; however, unpaid interest on non-accrual loans has not been included for purposes of determining interest income.

(2)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities. Net interest margin represents annualized net interest income as a percent of average interest-earning assets.

Table 6 — Average Balance, Interest Earned/Paid & Average Yields
(Unaudited — Dollars in Thousands)

		INTEREST			INTEREST
	AVERAGE	EARNED/	AVERAGE	AVERAGE	EARNED/	AVERAGE
	BALANCE	PAID	YIELD/RATE	BALANCE	PAID	YIELD/RATE
FOR THE SIX MONTHS ENDED JUNE 30,	2006	2006	2006	2005	2005	2005
Interest-earning Assets:
Federal Funds Sold and Short Term Investments	$6,914	$152	4.40%	$4,957	$66	2.66%
Securities:
Trading Assets	1,576	19	2.41%	1,549	16	2.07%
Taxable Investment Securities	611,327	13,620	4.46%	740,721	16,283	4.40%
Non-taxable Investment Securities (1)	59,777	2,049	6.86%	62,549	2,059	6.58%

Total Securities:	672,680	15,688	4.66%	804,819	18,358	4.56%
Loans (1)	2,047,030	66,975	6.54%	1,958,097	58,070	5.93%

Total Interest-Earning Assets	$2,726,624	$82,815	6.07%	$2,767,873	$76,494	5.53%

Cash and Due from Banks	59,840			63,450
Other Assets	151,456			142,710

Total Assets	$2,937,920			$2,974,033

Interest-bearing Liabilities:
Deposits:
Savings and Interest Checking Accounts	$567,135	$1,908	0.67%	$597,979	$1,320	0.44%
Money Market	533,091	6,852	2.57%	516,610	4,164	1.61%
Time Deposits	543,292	9,104	3.35%	500,050	5,849	2.34%

Total interest-bearing deposits:	1,643,518	17,864	2.17%	1,614,639	11,333	1.40%
Borrowings:
Federal Home Loan Bank Borrowings	$399,551	$8,331	4.17%	$505,597	$9,342	3.70%
Federal Funds Purchased and Assets Sold Under Repurchase Agreement	107,589	1,335	2.48%	67,372	464	1.38%
Junior Subordinated Debentures	51,546	2,235	8.67%	51,546	2,235	8.67%
Treasury Tax and Loan Notes	1,329	28	4.21%	1,848	15	1.62%

Total borrowings:	560,015	11,929	4.26%	626,363	12,056	3.85%

Total Interest-Bearing Liabilities	$2,203,533	$29,793	2.70%	$2,241,002	$23,389	2.09%

Demand Deposits	489,490			501,041

Other Liabilities	18,544			17,217

Total Liabilities	2,711,567			2,759,260
Stockholders’ Equity	226,353			214,773

Total Liabilities and Stockholders’ Equity	$2,937,920			$2,974,033

Net Interest Income		$53,022			$53,105

Interest Rate Spread (2)			3.37%			3.44%

Net Interest Margin (2)			3.89%			3.84%

Supplemental Information:
Total Deposits, including Demand Deposits	$2,133,008	$17,864		$2,115,680	$11,333
Cost of Total Deposits			1.68%			1.07%
Total Funding Liabilities, including Demand Deposits	$2,693,023	$29,793		$2,742,043	$23,389
Cost of Total Funding Liabilities			2.21%			1.71%

(1)	The total amount of adjustment to present interest income and yield on a fully tax-equivalent basis is $906 and $893 for the six months ended June 30, 2006 and 2005, respectively. Also, non-accrual loans have been included in the average loan category; however, unpaid interest on non-accrual loans has not been included for purposes of determining interest income.

(2)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities. Net interest margin represents annualized net interest income as a percent of average interest-earning assets.
     The decrease in net interest income for the second quarter of 2006 compared to the second quarter of 2005 was mainly due to an increase in the cost of interest-bearing liabilities deposits, which increased by $3.3 million, or 54.7%, contributing to an increase in the total cost of funds of 54 basis points, to 2.31% at June 30, 2006 from 1.77% at June 30, 2005.

     Despite a smaller balance sheet, interest income for the second quarter of 2006 increased from the comparative quarter last year, as the 65 basis point increase in the yield on loans coupled with a 3.4% growth in average outstanding loan balances served to offset reduced income associated with a 20.2% smaller securities portfolio. The 65 basis point increase in yield on loans is largely attributable to variable rate loans re-pricing higher with increases in the underlying rate index (e.g. LIBOR, Prime). The decline in the securities portfolio is deliberate, as Management has decided to not reinvest the normal amortization of the securities in the current low rate environment.
     For the six months ending June 30, 2006 average loan balances grew by $88.9 million from the comparative period in 2005, while the yield on loans expanded by 61 basis point from 5.93% to 6.54%. On an average basis, the securities portfolio decreased to $672.7 million at June 30, 2006 from $804.8 million at June 30, 2005, while the yield on securities increased 10 basis points from 4.56% to 4.66%.
     Interest expense increased by $6.4 million and the total cost of funds increased by 50 basis points from 1.71% to 2.21% primarily attributable to a competition driven 77 basis point increase in the cost of interest bearing deposits.
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

Table 7 — Volume Rate Analysis

	Three Months Ended June 30,				Six Months Ended June 30,
	2006 Compared to 2005				2006 Compared to 2005
			Change				Change
	Change	Change	Due to		Change	Change	Due to
	Due to	Due to	Volume/	Total	Due to	Due to	Volume/	Total
	Rate	Volume	Rate	Change	Rate	Volume	Rate	Change
	(Unaudited – Dollars in Thousands)				(Unaudited - Dollars in Thousands)
Income on interest-earning assets:
Federal funds sold	$29	$(7)	$(6)	$16	$43	$26	$17	$86
Securities:
Taxable securities	6	(1,741)	(2)	(1,737)	219	(2,844)	(38)	(2,663)
Non-taxable securities (1)	58	(73)	(4)	(19)	85	(91)	(4)	(10)
Trading assets	1	—	—	1	3	—	—	3

Total Securities:	65	(1,814)	(6)	(1,755)	307	(2,935)	(42)	(2,670)
Loans (1) (2)	3,191	1,022	109	4,322	5,996	2,637	272	8,905

Total	$3,285	$(799)	$97	$2,583	$6,346	$(272)	$247	$6,321

Expense of interest-bearing liabilities:
Deposits:
Savings and Interest Checking accounts	$403	$(41)	$(25)	$337	$692	$(68)	$(36)	$588
Money Market	1,257	(56)	(30)	1,171	2,476	133	79	2,688
Time deposits	1,403	284	129	1,816	2,530	506	219	3,255

Total interest-bearing deposits:	3,063	187	74	3,324	5,698	571	262	6,531
Borrowings:
Federal Home Loan Bank borrowings	$655	$(1,139)	$(155)	$(639)	$1,200	$(1,959)	$(252)	$(1,011)
Federal funds purchased and assets sold under repurchase agreements	183	147	99	429	372	277	222	871
Junior Subordinated Debentures	(1)	—	—	(1)	—	—	—	—
Treasury tax and loan notes	8	(3)	(2)	3	24	(4)	(7)	13

Total borrowings:	845	(995)	(58)	(208)	1,596	(1,686)	(37)	(127)

Total	$3,908	$(808)	$16	$3,116	$7,294	$(1,115)	$225	$6,404

Change in net interest income	$(623)	$9	$81	$(533)	$(948)	$843	$22	$(83)

(1)	The total amount of adjustment to present income and yield on a fully tax-equivalent basis is $451 and $449 for the three months ended June 30, 2006 and 2005, respectively, and $906 and $893 for the six months ended June 30, 2006 and 2005, respectively.

(2)	Loans include portfolio loans, loans held for sale and nonperforming loans; however unpaid interest on nonaccrual loans has not been included for purposes of determining interest income.
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
     The provision for loan losses decreased to $350,000 and $1.1 million for the three months and six months ended June 30, 2006, respectively, compared with the $1.1 million and $2.0 million reported in the comparable year-ago periods. The reduced provisioning levels are a result of continued strong asset quality as well as a revised forecast for loan growth.
      Provision for loan losses for the quarter covered net charge-offs of $285,000 by 1.2 times. The ratio of the allowance for loan losses to total loans remained at 1.31% for the fourth consecutive quarter, a 1 basis point increase from June 30, 2005. The allowance for loan losses at June 30, 2006 was 544.16% of nonperforming loans, as compared to 797.81% at December 31, 2005 and 1,241.07% at June 30, 2005.

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
     Non-Interest Income Non-interest income increased by $482,000, or 7.2%, and by $283,000, or 2.1% during the three and six months ended June 30, 2006, respectively, as compared to the same periods in the prior year.
     Service charges on deposit accounts increased by $387,000, or 12.2%, and by $834,000, or 13.6%, for the three and six months ended June 30, 2006, as compared to the same periods in 2005, primarily reflecting increased overdraft fees and debit card interchange revenue.
     Investment management revenue increased by $291,000, or 20.6%, and $408,000, or 15.4%, for the three and six months ended June 30, 2006, compared to the same periods in 2005 due to growth in managed assets. Assets under administration at June 30, 2006 were $715.8 million, an increase of $112.8 million, or 18.7%, as compared to June 30, 2005.
     Mortgage banking income increased by $67,000, or 11.5%, and decreased by $44,000, or 2.9%, for the three and six months ended June 30, 2006, as compared to the same periods in 2005. The increase in the three month period is due to decreased prepayment speeds resulting in less amortization of the mortgage servicing asset. The decrease in the six month period is attributable to lower mortgage sales in 2006 as compared to 2005. The balance of the mortgage servicing asset is $2.7 million and loans serviced amounted to $314.8 million as of June 30, 2006.
     Bank owned life insurance (“BOLI”) income increased $32,000, or 6.8%, and $1.4 million, or 150.8% for the three and six months ended June 30, 2006, as compared to the same periods ended June 30, 2005. The increase in the six month period is due to tax exempt BOLI death benefit proceeds, realized during the first quarter of 2006, which amounted to $1.3 million. This amount is classified as an operating cash flow in the Company’s Consolidated Statement of Cash Flows.
     There were no gains or losses on the sale of securities in the second quarter of 2006. There were, however, gains of $273,000 recorded in the second quarter of 2005. Net losses were recorded in the six months ended June 30, 2006 on the sale of securities of $1.8 million, and a gain of $616,000 was recorded in the six months ended June 30, 2005.
     Other non-interest income decreased by $22,000, or 2.7%, and increased by $117,000, or 7.6%, for the three and six months ended June 30, 2006, as compared to the same periods in 2005. The year to date increase is a result of improved checkbook revenue.
     Non-Interest Expense Non-interest expense increased by $279,000, or 1.4%, and by $929,000, or 2.3%, for the three and six months ended June 30, 2006, as compared to the same periods in 2005.

     Salaries and employee benefits decreased by $90,000, or 0.7%, and by $16,000, or 0.1%, for the three and six months ended June 30, 2006, as compared to the same periods in 2005. The decreases are largely attributable to reductions in staffing levels year over year of approximately 30 full time employees, partially offset by increases in pension expense.
     Occupancy and equipment related expense decreased by $71,000, or 2.7%, and increased by $47,000, or 0.9%, for the quarter and year to date ending June 30, 2006, as compared to the same periods in 2005. The quarterly decrease in this expense is driven by decreased rent on leased property. The year to date increase is driven by the timing of equipment maintenance and repairs offset by decreases in snow removal expense and rent on leased property.
     Data processing and facilities management expense has increased $45,000, or 4.5%, and by $143,000, or 7.3%, for the three and six months ended June 30, 2006, compared to the same periods in 2005, largely as a result of contractual increases.
     Other non-interest expenses increased by $395,000, or 8.6%, and by $755,000, or 8.3%, for the three and six months ended June 30, 2006, as compared to the same periods in the prior year. The increases are primarily attributable to increases in debit card and ATM processing expense attributable to increased transaction volume and new fraud detection services, as well as increased examination and audit fees, which are partially offset by lower advertising costs.
     Income Taxes For the quarters ending June 30, 2006 and June 30, 2005, the Company recorded combined federal and state income tax provisions of $3.7 million and $3.6 million, respectively. These provisions reflect effective income tax rates of 31.1% and 30.8% for the quarters ending June 30, 2006 and June 30, 2005, respectively.
     During the second quarter of 2004, the Company announced that one of its subsidiaries (a Community Development Entity, or “CDE”), CDE I, had been awarded $30 million in tax credit allocation authority under the New Markets Tax Credit (“NMTC”) Program of the United States Department of Treasury. In both 2004 and 2005, the Bank invested $15.0 million in the CDE providing it with the capital necessary to begin assisting qualified businesses in low-income communities throughout its market area. Based upon the Bank’s total $30 million investment, it is eligible to receive tax credits over an eight year period totaling 39% of its investment, or $11.7 million. The Company recognized $375,000 and $750,000 benefit of these tax credits for the three and six months ending for 2006. The Company recognized $438,000 and $625,000 benefit of these tax credits for the three and six months ending for 2005. The following table details the remaining expected tax credit recognition by year based upon the two $15 million investments made in 2004 and 2005.
Table 8 — New Markets Tax Credit Recognition Schedule
(Dollars in Thousands)

		July - December						Remaining	Recognized In	Total
Investment		2006	2007	2008	2009	2010	2011	Total	Prior Periods	Credits
2004	$15M	$375	$900	$900	$900	$900	$—	$3,975	$1,875	$5,850
2005	$15M	$375	$750	$900	$900	$900	$900	$4,725	$1,125	$5,850

Total	$30M	$750	$1,650	$1,800	$1,800	$1,800	$900	$8,700	$3,000	$11,700

     During the second quarter of 2006, another CDE subsidiary of the Company, CDE II, was awarded $45 million in tax credit allocation authority under the NMTC Program. The Bank has not yet invested funds into the CDE and therefore has not begun recognizing the associated tax credits. The $45 million tax credit allocation authority will equate to a 39%, or $17.55 million dollar, tax credit recognized over a seven year period commencing in the year each investment tranche is made. The credits will be recognized at a rate of 5% in each of the first three years and 6% in each of the final four years. Management has not yet determined when the Bank will begin to make capital contributions to the CDE and consequently has not determined when the tax credits will be recognized.
     The tax effects of all income and expense transactions are recognized by the Company in each year’s consolidated statements of income regardless of the year in which the transactions are reported for income tax purposes.
     Return on Average Assets and Equity The annualized consolidated returns on average equity and average assets for the three months ended June 30, 2006 were 14.90% and 1.14%, respectively, compared to 14.85% and 1.07% reported for the same period last year. For the six months ended June 30, 2006, annualized consolidated returns on average equity and average assets for the six months ended June 30, 2006 were 14.31% and 1.10%, respectively, compared to 14.86% and 1.07%, for the six months ended June 30, 2005.
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
     The Bank is careful to increase deposits without adversely impacting the weighted average cost of those funds. Accordingly, management has implemented funding strategies that include Federal Home Loan Bank (“FHLB”) advances and repurchase agreement lines. These non-deposit funds are also viewed as a contingent source of liquidity and, when profitable lending and investment opportunities exist, access to such funds provides a means to leverage the balance sheet.
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
     At June 30, 2006 and December 31, 2005 the Company had interest rate swaps, designated as “cash flow” hedges. The purpose of these swaps is to hedge the variability in the cash outflows of LIBOR-based borrowings attributable to changes in interest rates. The table below shows interest rate derivatives the Company held as of June 30, 2006 and December 31, 2005:
Table 9 — Interest Rate Derivatives
As of June 30, 2006

					Receive		Pay Fixed
	Notional	Trade	Effective	Maturity	(Variable)	Current Rate	Swap Rate/	Market Value
	Amount	Date	Date	Date	Index	Received	Cap Strike Rate	at June 30, 2006
Interest Rate Swaps
	$25,000,000	20-Sep-02	21-Nov-03	21-Nov-06	3 Month LIBOR	5.19%	3.65%	$174,486
	$25,000,000	16-Jan-04	21-Jan-04	21-Jan-07	3 Month LIBOR	5.07%	2.49%	$422,382
	$35,000,000	18-Jan-05	20-Jan-05	20-Jan-10	3 Month LIBOR	5.08%	4.06%	$1,637,001
	$25,000,000	16-Feb-06	29-Dec-06	29-Dec-16	3 Month LIBOR	N/A	5.04%	$1,095,338
	$25,000,000	16-Feb-06	29-Dec-06	29-Dec-16	3 Month LIBOR	N/A	5.04%	$1,089,685

Total	$135,000,000						Total	$4,418,892

Interest Rate Caps
	$100,000,000	27-Jan-05	31-Jan-05	31-Jan-08	3 Month LIBOR	5.13%	4.00%	$2,315,957

Grand Total	$235,000,000						Grand Total	$6,734,849

As of December 31, 2005

					Receive		Pay Fixed
	Notional	Trade	Effective	Maturity	(Variable)	Current Rate	Swap Rate/	Market Value
	Amount	Date	Date	Date	Index	Received	Cap Strike Rate	at December 31, 2005
Interest Rate Swaps
	$25,000,000	20-Sep-02	21-Nov-03	21-Nov-06	3 Month LIBOR	4.37%	3.65%	$236,726
	$25,000,000	20-Sep-02	21-Nov-03	21-Nov-06	3 Month LIBOR	4.37%	3.65%	$236,506
	$25,000,000	16-Jan-04	21-Jan-04	21-Jan-07	3 Month LIBOR	4.18%	2.49%	$587,862
	$35,000,000	18-Jan-05	20-Jan-05	20-Jan-10	3 Month LIBOR	4.17%	4.06%	$905,485

Total	$110,000,000						Total	$1,966,579

Interest Rate Caps
	$100,000,000	27-Jan-05	31-Jan-05	31-Jan-08	3 Month LIBOR	4.26%	4.00%	$1,655,184

						—
Grand Total	$210,000,000						Grand Total	$3,621,763

     During February 2006, the Company entered into two forward-starting swaps, each with a $25.0 million notional amount. These swaps have an effective date of December 29, 2006. It is the intent of the Company at this time that both Independent Capital Trusts III and IV will exercise the option to call their Trust Preferred Securities on or soon after the first callable dates of December 31, 2006 and April 30, 2007, respectively. It is also the intent, of the Company to replace the outstanding Trust Preferred Securities by issuing new Trust Preferred Securities at variable interest rates based on LIBOR plus a spread through newly formed Capital Trusts. The Company is utilizing the forward-starting swaps to hedge itself against interest rate risk until the issuance of the new Trust Preferred Securities, and will then be hedging itself against the changes in interest rates over the life of the new Trust Preferred Securities.

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
     The following table set forth the fair value of residential mortgage loan commitments and forward sales agreements at the periods indicated:
Table 10 — Fair Value of Residential Mortgage Loan Commitments and Forward Sales Agreements

	Fair Value At
	June 30,	December 31,	June 30,	December 31,
	2006	2005	2005	2004
Residential Mortgage Loan Commitments	$122,000	$108,000	$348,000	$148,000
Forward Sales Agreements	$107,000	($22,000)	($75,000)	($47,000)

	Change for the Six Months
	Ended June 30,
	2006	2005
Residential Mortgage Loan Commitments	$14,000	$200,000
Forward Sales Agreements	$129,000	($28,000)

Total Change in Fair Value	$143,000	$172,000

Changes in these fair values are recorded as a component of mortgage banking income.
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
     The following table sets forth the estimated effects on the Company’s net interest income over a 12-month period following the indicated dates in the event of the indicated increases or decreases in market interest rates:
Table 11 — Interest Rate Sensitivity

	200 Basis Point	200 Basis Point
	Rate Increase	Rate Decrease
June 30, 2006	(1.76%)	(0.55%)

June 30, 2005	(1.41%)	(1.19%)
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
     The most significant factors affecting market risk exposure of the Company’s net interest income during the second quarter of 2006 were (i) changes in the composition and prepayment speeds of mortgage assets and loans, (ii) the shape of the U.S. Government securities and interest rate swap yield curve, (iii) the level of U.S. prime interest rates, and (iv) the level of rates paid on deposit accounts.
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
     The Bank utilizes its extensive branch network to access retail customers who provide a stable base of in-market core deposits. These funds are principally comprised of demand deposits, interest checking accounts, savings accounts, and money market accounts. Deposit levels are greatly influenced by interest rates, economic conditions, and competitive factors. The Bank has also established repurchase agreements with major brokerage firms as potential sources of liquidity. At June 30, 2006, the Company had $25.0 million outstanding of such repurchase agreements. In addition to agreements with brokers, the Bank also had customer repurchase agreements outstanding amounting to $89.8 million at June 30, 2006. As a member of the Federal Home Loan Bank, the Bank has access to approximately $632.1 million of borrowing capacity. On June 30, 2006, the Bank had $340.4 million outstanding in FHLB borrowings.
     The Company, as a separately incorporated bank holding company, has no significant operations other than serving as the sole stockholder of the Bank. Its commitments and debt service requirement, at June 30, 2006, consist of junior subordinated debentures, including accrued interest, issued to two unconsolidated entities, $25.8 million to Independent Capital Trust III and $25.8 million to Independent Capital Trust IV, in connection with the issuance of 8.625% Capital Securities due in 2031 and 8.375% Capital Securities due in 2032, respectively. The Parent’s only obligations relate to its reporting obligations under the Securities and Exchange Act of 1934, as amended and related expenses as a publicly traded company. The Company funds virtually all expenses through dividends paid by the Bank.
     The Company actively manages its liquidity position under the direction of the Asset/Liability Management Committee. Periodic review under prescribed policies and procedures is intended to ensure that the Company will maintain adequate levels of available funds. At June 30, 2006, the Company’s liquidity position was well above policy guidelines. Management believes that the Bank has adequate liquidity available to respond to current and anticipated liquidity demands.

     Capital Resources and Dividends The Federal Reserve Board, the Federal Deposit Insurance Corporation, and other regulatory agencies have established capital guidelines for banks and bank holding companies. Risk-based capital guidelines issued by the federal regulatory agencies require banks to meet a minimum Tier 1 risk-based capital ratio of 4.0% and a total risk-based capital ratio of 8.0%. At June 30, 2006 the Company had a Tier 1 risk-based capital ratio of 10.38% and total risk-based capital ratio 11.63%. The Bank had a Tier 1 risk-based capital ratio of 10.14% and a total risk-based capital ratio of 11.39% as of the same date.
     A minimum requirement of 4.0% Tier 1 leverage capital is also mandated. On June 30, 2006, the Company and the Bank had Tier 1 leverage capital ratios of 7.67% and 7.49%, respectively.
     On June 15, 2006, the Company’s Board of Directors declared a cash dividend of $0.16 per share, a 6.7% increase from June 30, 2005, to stockholders of record as of the close of business on June 26, 2006. This dividend was paid July 7, 2006. On an annualized basis, the dividend payout ratio amounted to 28.3% of the trailing four quarters’ earnings.
     Contractual Obligations, Commitments, Contingencies, and Off-Balance Sheet Financial Instruments The Company has entered into contractual obligations and commitments and off-balance sheet financial instruments. The following tables summarize the Company’s contractual cash obligation and other commitment and off-balance sheet financial instruments at June 30, 2006:

Table 12 — Contractual Obligations, Commitments and Off-Balance Sheet Financial Instruments by Maturity
(Unaudited — Dollars in Thousands)

	Payments Due - By Period
		Less than	One to	Four to	After
	Total	One Year	Three Years	Five Years	Five Years
Contractual Obligations
FHLB advances (1)	$340,419	$185,122	$35,176	$70,007	$50,114
Junior subordinated debentures	51,546	—	—	—	51,546
Lease obligations	12,827	2,388	3,849	2,581	4,009
Data processing and core systems	21,252	5,321	10,043	5,888	—
Other vendor contracts	2,730	1,591	1,139	—	—
Retirement benefit obligations (2)	28,932	2,275	1,026	609	25,022
Other
Treasury tax & loan notes	2,344	2,344	—	—	—
Securities sold under repurchase agreements	25,000	—	25,000	—	—
Customer repurchase agreements	89,767	89,767	—	—	—

Total contractual cash obligations	$574,817	$288,808	$76,233	$79,085	$130,691

	Amount of Commitment Expiring - By Period
		Less than	One to	Four to	After
	Total	One Year	Three Years	Five Years	Five Years
Off-Balance Sheet
Financial Instruments
Lines of credit	$296,142	$39,900	$—	$—	$256,242
Standby letters of credit	8,601	8,601	—	—	—
Other loan commitments	232,586	196,188	28,748	6,966	684
Forward commitments to sell loans	21,827	21,827	—	—	—
Interest rate swaps — notional value (1) (3)	135,000	50,000	—	35,000	50,000
Interest rate caps — notional value (1) (4)	100,000	—	100,000	—	—

Total Commitments	$794,156	$316,516	$128,748	$41,966	$306,926

(1)	The Company has hedged short-term borrowings.

(2)	Retirement benefit obligations include expected contributions to the Company’s pension plan, post retirement plan, and supplemental executive retirement plans. Expected contributions for the pension plan have been included only through plan year July 1, 2005 - June 30, 2006. Contributions beyond this plan year can not be quantified as they will be determined based upon the return on the investments in the plan. Expected contributions for the post retirement plan and supplemental executive retirement plans include obligations that are payable over the life of the participants.

(3)	Interest rate swaps on borrowings (Rockland Trust Company pays fixed, receives variable).

(4)	Interest rate cap on borrowings (4.00% 3-month LIBOR strike rate).
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
     Changes in Internal Controls over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the second quarter of 2006 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.
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
(c) The following table sets forth information with respect to any purchase made by or on behalf of Independent Bank Corp. or any “affiliated purchaser,” as defined in 204.10b-18(a)(3) under the Securities Exchange Act of 1934, of shares of Independent Bank Corp. common stock during the indicated periods:

	Issuer Purchases of Equity Securities
			Total number of shares	Maximum number of
		Weighted	purchased as part of	shares that may yet be
	Total number of	Average price paid	publicly announced plans	purchased under the
Period	shares purchased	per share	or programs	plans or programs (1)
January 1st - 31st, 2006	43,700	$29.56	43,700	756,300
February 1st - 28th, 2006	81,500	$29.42	81,500	674,800
March 1st - 31st, 2006	68,100	$30.67	68,100	606,700
April 1st - 30th, 2006	196,450	$31.30	196,450	410,250
May 1st — May 31st, 2006	160,286	$31.63	160,286	249,964
June 1st — June 30th, 2006	161,800	$31.07	161,800	88,164

Total	711,836	$30.94	711,836	88,164

(1)	On January 19, 2006, the Company announced a common stock repurchase program to repurchase up to 800,000 shares.

The Company placed no deadline on the repurchase program. There were no shares purchased other than through a publicly announced plan or program.
Item 3. Defaults Upon Senior Securities — None
Item 4. Submission of Matters to a Vote of Security Holders
     The Company’s Annual Stockholders’ Meeting was held on April 13, 2006. Information regarding each Director who was elected at that Meeting, and information regarding each other Director whose term of office as a Director continued after that Meeting, is incorporated by reference to pages 10 to 16 of the Company’s definitive proxy Statement for that Meeting.
     The matters voted upon at the Meeting and the outcome of voting is as follows:
Proposal 1. Reelect Richard S. Anderson, Kevin J. Jones, Donna A. Lopolito, Richard H. Sgarzi, and Thomas J. Teuten to serve as Class I Directors;

Director	FOR	WITHHELD
Richard S. Anderson	13,789,160	120,506
Kevin J. Jones	13,818,062	91,604
Donna A. Lopolito	13,555,577	354,089
Richard H. Sgarzi	13,792,877	116,789
Thomas J. Teuten	13,606,966	302,700

Proposal 2. Ratify the selection of KPMG LLP as the independent registered public accounting firm of Independent bank Corp. for 2006;

FOR	13,855,916
AGAINST	35,869
ABSTAIN	17,881
NO VOTE	—
Proposal 3. Approve the 2006 Independent Bank Corp. Non-Employee Director Stock Plan and authorize the issuance of up to 50,000 shares of common stock to non-employee Directors over the course of five years under that plan;

FOR	9,522,410
AGAINST	1,182,845
ABSTAIN	86,483
NO VOTE	3,117,928
Item 5. Other Information — None
Item 6. Exhibits
Exhibits Index

No.	Exhibit

3.(i)	Restated Articles of Organization, as amended as of February 10, 2005, incorporated by reference to the Company’s Form 8-K filed on May 18, 2005.

3.(ii)	Amended and Restated Bylaws of the Company, as amended as of February 10, 2005, incorporated by reference to the Company’s Form 8-K filed on May 18, 2005.

4.1	Specimen Common Stock Certificate, incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 1992.

4.2	Specimen preferred Stock Purchase Rights Certificate, incorporated by reference to the Company’s Form 8-A Registration Statement filed by the Company on November 5, 2001.

4.3	Indenture of Registrant relating to the 8.625% Junior Subordinated Debentures issued to Independent Capital Trust III, incorporated by reference to the Form 8-K filed by the Company on April 18, 2002.

4.4	Form of Certificate of 8.625% Junior Subordinated Debenture (included as Exhibit A to Exhibit 4.3).

4.5	Amended and Restated Declaration of Trust for Independent Capital Trust III, incorporated by reference to the Form 8-K filed by the Company on April 18, 2002.

4.6	Form of Preferred Security Certificate for Independent Capital Trust III (included as Exhibit D to exhibit 4.5).

No.	Exhibit

4.7	Preferred Securities Guarantee Agreement of Independent Capital Trust III, incorporated by reference to the Form 8-K filed by the Company on April 18, 2002.

4.8	Indenture of Registrant relating to the 8.375% Junior Subordinated Debentures issued to Independent Capital Trust IV, incorporated by reference to the Form 8-K filed by the Company on April 18, 2002.

4.9	Form of Certificate of 8.375% Junior Subordinated Debenture (included as Exhibit A to Exhibit 4.8).

4.10	Amended and Restated Declaration of Trust for Independent Capital Trust IV, incorporated by reference to the Form 8-K filed by the Company on April 18, 2002.

4.11	Form of Preferred Security Certificate for Independent Capital Trust IV (included as Exhibit D to Exhibit 4.10).

4.12	Preferred Securities Guarantee Agreement of Independent Capital Trust IV, incorporated by reference to the Form 8-K filed by the Company on April 18, 2002.

10.1	Amended and Restated Independent Bank Corp. 1987 Incentive Stock Option Plan (“Stock Option Plan”) (Management contract under Item 601 (10)(iii)(A)). Incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 1994.

10.2	Independent Bank Corp. 1996 Non-Employee Directors’ Stock Option Plan (Management contract under Item 601 (10)(iii)(A)). Incorporated by reference to the Company’s Definitive Proxy Statement for the 1996 Annual Meeting of Stockholders filed with the Commission on March 19, 1996.

10.3	Independent Bank Corp. 1997 Employee Stock Option Plan (Management contract under Item 601 (10)(iii)(A)). Incorporated by reference to the Company’s Definitive Proxy Statement for the 1997 Annual Meeting of Stockholders filed with the Commission on March 20, 1997.

10.4	Independent Bank Corp. 2005 Employee Stock Plan incorporated by reference to Form S-8 filed by the Company on July 28, 2005.

10.5	Renewal Rights Agreement noted as of September 14, 2000 by and between the Company and Rockland, as Rights Agent (Exhibit to Form 8-K filed on October 23, 2000).

10.6	Independent Bank Corp. Deferred Compensation Program for Directors (restated as amended as of December 1, 2000). Incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2000.

10.7	Master Securities Repurchase Agreement, incorporated by reference to Form S-1 Registration Statement filed by the Company on September 18, 1992.

10.8	First Amended and Restated Employment Agreement between Christopher Oddleifson and the Company and Rockland Trust dated April 14, 2005 is filed as an exhibit under the Form 8-K filed on April 14, 2005.

No.	Exhibit

10.9	Revised employment agreement between Raymond G. Fuerschbach, Edward F. Jankowski, Ferdinand T. Kelley, Jane L. Lundquist, Edward H. Seksay and Denis K. Sheahan and the Company and Rockland Trust (Management Contracts under Item 601 (10)(iii)(A)) dated December 6, 2004 are filed as an exhibit under the Form 8-K filed on December 9, 2004.

10.10	Options to acquire shares of the Company’s Common Stock pursuant to the Independent Bank Corp. 1997 Employee Stock Option Plan were awarded to Christopher Oddleifson, Raymond G. Fuerschbach, Edward F. Jankowski, Ferdinand T. Kelley, Jane L. Lundquist, Edward H. Seksay and Denis K. Sheahan pursuant to option agreements dated December 9, 2004. The form of these option agreements were filed as exhibits under the Form 8-K filed on December 15, 2004.

10.11	On-Site Outsourcing Agreement by and between Fidelity Information Services, Inc. and Independent Bank Corp., effective as of November 1, 2004. Incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2004 filed on March 4, 2005. (PLEASE NOTE: Portions of this contract, and its exhibits and attachments, have been omitted pursuant to a request for confidential treatment sent on March 4, 2005 to the Securities and Exchange Commission. The locations where material has been omitted are indicated by the following notation: “{****}”. The entire contract, in unredacted form, has been filed separately with the Commission with the request for confidential treatment.)

10.12	New Markets Tax Credit program Allocation Agreement between the Community Development Financial Institutions Fund of the United States Department of the Treasury and Rockland Community Development with an Allocation Effective Date of September 22, 2004 is filed as an exhibit under the Form 8-K filed on October 14, 2004.

10.13	Options to acquire shares of the Company’s Common Stock pursuant to the Independent Bank Corp. 2005 Employee Stock Plan were awarded to Christopher Oddleifson, Raymond G. Fuerschbach, Edward F. Jankowski, Ferdinand T. Kelley, Jane L. Lundquist, Edward H. Seksay, and Denis K. Sheahan pursuant to option agreements dated December 15, 2005. The form of option agreements used for these awards were filed as exhibits under the Form 8-K filed on December 20, 2005.

10.14	Independent Bank Corp. and Rockland Trust Company Executive Officer Performance Incentive Plan (the “2006 Executive Incentive Plan”) (Management contract under Item 601 (10)(iii)(A)). Incorporated by reference to the Company’s Form 10-Q for the quarter ended March 31, 2006, filed on May 9, 2006. (PLEASE NOTE: Portions of the 2006 Executive Incentive Plan, and its exhibits and attachments, have been omitted pursuant to a request for confidential treatment sent on May 8, 2006 to the Securities and Exchange Commission. The locations where material has been omitted are indicated by the following notation: “{****}”. The entire 2006 Executive Incentive Plan, in unredacted form, has been filed separately with the Commission with the request for confidential treatment.)

10.15	Independent Bank Corp. 2006 Non-Employee Director Stock Plan incorporated by reference to Form S-8 filed by the Company on April 17, 2006.

10.16	Independent Bank Corp. Stock Option Agreement for Non-Employee Director is filed as an exhibit under the Form 10-Q filed on May 9, 2006.

10.17	Independent Bank Corp. Restricted Stock Agreement for Non-Employee Director is filed as an exhibit under the Form 10-Q filed on May 9, 2006.

31.1	Section 302 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.*

31.2	Section 302 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.*

32.1	Section 906 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.+

No.	Exhibit

32.2	Section 906 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.+

*	Filed herewith

+	Furnished herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
INDEPENDENT BANK CORP.
(registrant)

Date: August 2, 2006	/s/ Christopher Oddleifson
Christopher Oddleifson President and Chief Executive Officer

Date: August 2, 2006	/s/ Denis K. Sheahan
Denis K. Sheahan Chief Financial Officer
and Treasurer (Principal Financial and
Principal Accounting Officer)
INDEPENDENT BANK CORP.
(registrant)