Form 10-Q
period 2006-09-30
INDEPENDENT BANK CORP
filed 2006-11-07
CIK 776901

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Yes ☐       No ☑
     As of November 1, 2006, there were 14,682,918 shares of the issuer’s common stock outstanding, par value $0.01 per share.

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
INDEPENDENT BANK CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited- Dollars in Thousands, Except Share and Per Share Amounts)

	September 30,	December 31,
	2006	2005

ASSETS
CASH AND DUE FROM BANKS	$64,403	$66,289
FEDERAL FUNDS SOLD AND SHORT TERM INVESTMENTS	48,500	63,662
SECURITIES
TRADING ASSETS	1,588	1,557
SECURITIES AVAILABLE FOR SALE	494,422	581,516
SECURITIES HELD TO MATURITY
(fair value $99,596 and $106,730)	98,236	104,268
FEDERAL HOME LOAN BANK STOCK	22,634	29,287

TOTAL SECURITIES	616,880	716,628

LOANS
COMMERCIAL AND INDUSTRIAL	170,389	155,081
COMMERCIAL REAL ESTATE	730,213	683,240
COMMERCIAL CONSTRUCTION	128,469	140,643
BUSINESS BANKING	57,522	51,373
RESIDENTIAL REAL ESTATE	396,564	428,343
RESIDENTIAL CONSTRUCTION	9,122	8,316
RESIDENTIAL LOANS HELD FOR SALE	10,954	5,021
CONSUMER — HOME EQUITY	278,879	251,852
CONSUMER — AUTO	217,629	263,179
CONSUMER — OTHER	51,554	53,760

TOTAL LOANS	2,051,295	2,040,808
LESS: ALLOWANCE FOR LOAN LOSSES	(26,814)	(26,639)

NET LOANS	2,024,481	2,014,169

BANK PREMISES AND EQUIPMENT, NET	37,110	37,431
GOODWILL	55,078	55,078
CORE DEPOSIT INTANGIBLES	1,538	1,780
MORTGAGE SERVICING RIGHTS	2,571	2,892
BANK OWNED LIFE INSURANCE	45,180	44,762
OTHER REAL ESTATE OWNED	190	—
OTHER ASSETS	38,397	38,994

TOTAL ASSETS	$2,934,328	$3,041,685

LIABILITIES AND STOCKHOLDERS’ EQUITY
DEPOSITS
DEMAND DEPOSITS	$509,518	$511,920
SAVINGS AND INTEREST CHECKING ACCOUNTS	571,227	613,840
MONEY MARKET	508,865	550,677
TIME CERTIFICATES OF DEPOSIT OVER $100,000	198,226	167,242
OTHER TIME CERTIFICATES OF DEPOSIT	392,774	361,815

TOTAL DEPOSITS	2,180,610	2,205,494

FEDERAL HOME LOAN BANK BORROWINGS	340,389	417,477
FEDERAL FUNDS PURCHASED AND ASSETS SOLD UNDER REPURCHASE AGREEMENTS	116,242	113,335
JUNIOR SUBORDINATED DEBENTURES	51,546	51,546
TREASURY TAX AND LOAN NOTES	1,606	5,452

TOTAL BORROWINGS	509,783	587,810

OTHER LIABILITIES	21,591	20,229

TOTAL LIABILITIES	$2,711,984	$2,813,533

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
PREFERRED STOCK, $0.01 par value. Authorized: 1,000,000 Shares Outstanding: None	$—	$—
COMMON STOCK, $0.01 par value. Authorized: 30,000,000 Issued and Outstanding: 14,674,258 Shares at September 30, 2006 and 15,402,391 Shares at December 31, 2005	147	154
SHARES HELD IN RABBI TRUST AT COST 168,540 Shares at September 30, 2006 and 170,488 Shares at December 31, 2005	(1,712)	(1,577)
DEFERRED COMPENSATION OBLIGATION	1,712	1,577
ADDITIONAL PAID IN CAPITAL	60,045	59,700
RETAINED EARNINGS	169,153	175,284
ACCUMULATED OTHER COMPREHENSIVE LOSS, NET OF TAX	(7,001)	(6,986)

TOTAL STOCKHOLDERS’ EQUITY	222,344	228,152

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,934,328	$3,041,685

The accompanying notes are an integral part of these consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited — Dollars in Thousands, Except Share and Per Share Data)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30,		September 30,
	2006	2005	2006	2005

INTEREST INCOME
Interest on Loans	$34,732	$30,994	$101,517	$88,891
Taxable Interest and Dividends on Securities	6,896	7,492	20,535	23,792
Non-taxable Interest and Dividends on Securities	604	668	1,936	2,007
Interest on Federal Funds Sold and Short-Term Investments	577	71	729	137

Total Interest Income	42,809	39,225	124,717	114,827

INTEREST EXPENSE
Interest on Deposits	11,229	6,616	29,093	17,949
Interest on Borrowings	5,751	5,890	17,680	17,946

Total Interest Expense	16,980	12,506	46,773	35,895

Net Interest Income	25,829	26,719	77,944	78,932

PROVISION FOR LOAN LOSSES	530	1,070	1,630	3,105

Net Interest Income After Provision For Loan Losses	25,299	25,649	76,314	75,827

NON-INTEREST INCOME
Service Charges on Deposit Accounts	3,669	3,462	10,652	9,611
Investment Management Services Income	1,438	1,348	4,497	3,999
Mortgage Banking Income	526	1,068	1,994	2,580
BOLI Income	479	462	2,729	1,360
Net Gain/(Loss) on Sales of Securities	—	—	(1,769)	616
Other Non-Interest Income	937	797	2,588	2,330

Total Non-Interest Income	7,049	7,137	20,691	20,496

NON-INTEREST EXPENSE
Salaries and Employee Benefits	12,088	11,804	36,024	35,758
Occupancy and Equipment Expenses	2,378	2,273	7,618	7,465
Data Processing and Facilities Management	1,166	1,070	3,262	3,023
Other Non-Interest Expense	4,341	5,095	14,187	14,186

Total Non-Interest Expense	19,973	20,242	61,091	60,432

INCOME BEFORE INCOME TAXES	12,375	12,544	35,914	35,891
PROVISION FOR INCOME TAXES	3,819	3,857	11,165	11,249

NET INCOME	$8,556	$8,687	$24,749	$24,642

BASIC EARNINGS PER SHARE	$0.58	$0.56	$1.65	$1.60
DILUTED EARNINGS PER SHARE	$0.58	$0.56	$1.63	$1.59

Weighted average common shares (Basic)	14,696,065	15,391,937	15,014,292	15,370,226
Common share equivalents	178,433	145,684	165,725	147,813

Weighted average common shares (Diluted)	14,874,498	15,537,621	15,180,017	15,518,039

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited — Dollars in Thousands, Except Share & Per Share Data)

							ACCUMULATED
	COMMON		SHARES	DEFERRED	ADDITIONAL		OTHER
	SHARES	COMMON	HELD IN	COMPENSATION	PAID-IN	RETAINED	COMPREHENSIVE
	OUTSTANDING	STOCK	RABBI TRUST	OBLIGATION	CAPITAL	EARNINGS	INCOME/(LOSS)	TOTAL

BALANCE DECEMBER 31, 2004	15,326,236	$153	($1,428)	$1,428	$59,415	$150,241	$934	$210,743

Net Income						33,205		33,205
Cash Dividends Declared ($0.60 per share)						(9,233)		(9,233)
Proceeds From Exercise of Stock Options	76,155	1				1,071		1,072
Tax Benefit on Stock Option Exercise					282			282
Stock-Based Compensation					3			3
Change in Fair Value of Derivatives During Period, Net of Tax, and Realized Gains							870	870
Deferred Compensation Obligation			(149)	149				—
Change in Unrealized Gain on Securities Available For Sale, Net of Tax and Realized Gains							(8,790)	(8,790)

BALANCE DECEMBER 31, 2005	15,402,391	$154	($1,577)	$1,577	$59,700	$175,284	($6,986)	$228,152

Net Income						24,749		24,749
Cash Dividends Declared ($0.48 per share)						(7,163)		(7,163)
Purchase of Common Stock	(800,000)	(8)				(24,818)		(24,826)
Proceeds From Exercise of Stock Options	71,867	1				1,101		1,102
Tax Benefit on Stock Option Exercise					224			224
Stock-Based Compensation					121			121
Change in Fair Value of Derivatives During Period, Net of Tax, and Realized Gains							(640)	(640)
Deferred Compensation Obligation			(135)	135				—
Change in Unrealized Gain on Securities Available For Sale, Net of Tax and Realized Gains							625	625

BALANCE SEPTEMBER 30, 2006	14,674,258	$147	($1,712)	$1,712	$60,045	$169,153	($7,001)	$222,344

The accompanying notes are an integral part of these consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited — Dollars in Thousands)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$24,749	$24,642
ADJUSTMENTS TO RECONCILE NET INCOME TO
NET CASH PROVIDED FROM OPERATING ACTIVITIES:
Depreciation and amortization	4,238	4,517
Provision for loan losses	1,630	3,105
Deferred income tax expense	(127)	(5,079)
Loans originated for resale	(123,804)	(149,935)
Proceeds from mortgage loan sales	118,987	154,844
Gain on sale of mortgages	(1,116)	(1,192)
Proceeds from Bank Owned Life Insurance	(1,316)	—
Loss/(gain) on sale of investments	1,769	(616)
Other Real Estate Owned	(190)	—
Gain recorded from mortgage servicing rights, net of amortization	321	325
Stock based compensation expense	121	—
Tax benefit from stock option exercises	—	206
Changes in assets and liabilities:
Decrease in other assets	526	766
Increase in other liabilities	1,331	3,035

TOTAL ADJUSTMENTS	2,370	9,976

NET CASH PROVIDED FROM OPERATING ACTIVITIES	27,119	34,618

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal repayments of Securities Held to Maturity	5,943	3,023
Proceeds from maturities and principal repayments and sales of Securities Available For Sale	85,782	185,260
Purchase of Securities Available For Sale	—	(121,418)
Sale/(purchase) of Federal Home Loan Bank Stock	6,653	(874)
Net increase in Loans	(6,008)	(108,326)
Investment in Bank Premises and Equipment	(2,994)	(3,541)

NET CASH PROVIDED FROM (USED IN) INVESTING ACTIVITIES	89,376	(45,876)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in Time Deposits	61,943	72,006
Net (decrease) increase in Other Deposits	(86,827)	40,249
Net increase in Federal Funds Purchased and Assets Sold Under Repurchase Agreements	2,907	28,816
Net decrease in Federal Home Loan Bank Borrowings	(77,088)	(114,414)
Net decrease in Treasury Tax and Loan Notes	(3,846)	(2,720)
Proceeds from exercise of stock options	1,102	1,072
Excess tax benefit from stock option exercises	224	—
Payments for purchase of common stock	(24,826)	—
Dividends paid	(7,132)	(6,757)

NET CASH (USED IN) PROVIDED FROM FINANCING ACTIVITIES	(133,543)	18,252

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(17,048)	6,994

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF PERIOD	129,951	65,696

CASH AND CASH EQUIVALENTS AS OF SEPTEMBER 30,	$112,903	$72,690

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the nine months for:
Interest on deposits and borrowings	$44,904	$33,919
Income taxes	12,299	10,245
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Change in fair value of derivatives, net of tax and realized gains	(640)	696
Change in fair value of securities available for sale, net of tax and realized gains	625	(7,132)
The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — BASIS OF PRESENTATION
     Independent Bank Corp. (the “Company”) is a state chartered, federally registered bank holding company headquartered in Rockland, Massachusetts incorporated in 1986. The Company is the sole stockholder of Rockland Trust Company (“Rockland” or the “Bank”), a Massachusetts trust company chartered in 1907. The Company has established Independent Capital Trust III (“Trust III”) and Independent Capital Trust IV (“Trust IV”), each of which have issued trust preferred securities to the public. Trust III and Trust IV are not included in the Company’s consolidated financial statements. The Bank’s subsidiaries consist of: three Massachusetts securities corporations, RTC Securities Corp. I, RTC Securities Corp. X, and Taunton Avenue Securities Corp.; Taunton Avenue, Inc.; Rockland Trust Community Development LLC (“RTC CDE I”), Rockland Trust Community Development Corporation II (“RTC CDE II”), and Rockland Trust Community Development Corporation (“Parent CDE”). Taunton Avenue, Inc. was formed in May 2003 to hold loans, industrial development bonds and other assets. RTC CDE I and RTC CDE II were formed in August 2003 and August 2005, respectively, to make loans and to provide financial assistance to qualified businesses and individuals in low-income communities in accordance with the U.S. Treasury’s New Markets Tax Credit Program criteria. Parent CDE was formed in August 2006 to act as the parent of both RTC CDE I and RTC CDE II. All material intercompany balances and transactions have been eliminated in consolidation. When necessary, certain amounts in prior year financial statements have been reclassified to conform to the current year’s presentation.
     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included. Operating results for the quarter and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006 or any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission (“SEC”).
NOTE 2 — STOCK-BASED COMPENSATION
     The Company has five stock-based plans, all of which were approved by the Company’s Board of Directors and shareholders, including the 2006 Plan (as defined below), which was approved by shareholders on April 13, 2006.
•	Amended and Restated 1987 Incentive Stock Option Plan (“the 1987 Plan”)

•	1996 Non-Employee Directors’ Stock Option Plan (“the 1996 Plan”)

•	1997 Employee Stock Option Plan (“the 1997 Plan”)

•	2005 Employee Stock Plan (“the 2005 Plan”)

•	2006 Non-Employee Director Stock Plan (“the 2006 Plan”)

     The following table presents the amount of cumulatively granted options and restricted stock awards, net of cancellations, through September 30, 2006.

	Authorized	Authorized		Cumulative
	Stock	Restricted		Granted, Net
	Option Awards	Stock Awards	Total	of Cancellations

1987 Plan	800,000	N/A	800,000	586,813
1996 Plan	300,000	N/A	300,000	209,000
1997 Plan	1,100,000	N/A	1,100,000	1,074,572
2005 Plan	(1)	(1)	800,000	145,100 (3)
2006 Plan	(2)	(2)	50,000	15,200 (4)

(1)	The Company may award up to a total of 800,000 shares as stock options or restricted stock awards.

(2)	The Company may award up to a total of 50,000 shares as stock options or restricted stock awards.

(3)	This amount represents 134,500 stock options and 10,600 restricted stock awards.

(4)	This amount represents 10,000 stock options and 5,200 restricted stock awards.
     At September 30, 2006, there were no shares available for grant under either the 1987 Plan or the 1996 Plan due to their expiration. Under the 2006 Plan, the 2005 Plan, the 1997 Plan, and the 1996 Plan the option exercise price equals the fair market value on the date of grant. All options granted under the 1997 Plan prior to December 15, 2005 vested between six months and two years from the date of grant and have ten-year contractual terms. All options granted on December 15, 2005 under either the 2005 Plan or the 1997 Plan vested immediately and have seven-year contractual terms. All options granted in 2006 under the 2005 Plan vest between six and 28 months from the date of grant and have seven-year contractual terms. All options granted under the 2006 Plan vest between the date of grant and approximately 21 months from the date of grant and have seven-year contractual terms. Options granted to date under all plans expire between 2007 and 2015. The Company issues shares for option exercises and restricted stock issuances from its pool of authorized but unissued shares.
     On December 15, 2005, the Company’s Board of Directors voted to accelerate the vesting of certain unvested “out-of-the-money” stock options awarded to employees pursuant to the 1997 Plan so that they immediately vested as of December 15, 2005. No other changes were made to the terms and conditions of the stock options affected by the Board vote. The Board vote approved the acceleration and immediate vesting of all unvested options with an exercise price of $31.44 or greater per share. As a consequence of the Board vote, options to purchase 135,549 shares of the Company’s common stock became exercisable immediately. The average of the high price and low price at which the Company’s common stock traded on December 15, 2005, the date of the Board vote, was $28.895 per share. The Company estimates that, as a result of this accelerated vesting, approximately $710,000 of 2006 non-cash compensation expense and $8,000 of 2007 non-cash compensation expense were eliminated that would otherwise have been recognized in the Company’s earnings in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”).
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
     Prior to January 1, 2006, the Company accounted for its stock-based plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). No compensation cost was recognized for stock options in the Consolidated Statement of Income for the periods ended on or prior to December 31, 2005, as options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. However, there was compensation expense recorded in the year ended December 31, 2005 related to restricted stock awards in accordance with APB 25 in the amount of approximately $3,000 before tax.
     Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R for all share-based payments, using the modified-prospective transition method. Under this transition method, compensation cost recognized in the quarter and nine months ended September 30, 2006 includes: (1) compensation expense recognized over the requisite service period for all share-based awards granted prior to, but not yet fully vested, as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and (2) compensation cost for all share-based awards granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. Upon adoption of SFAS 123R, the Company elected to retain its method of valuation for share-based awards granted using the Black-Scholes option-pricing model which was also previously used for the Company’s pro forma information required under SFAS 123. The Company is recognizing compensation expense for its awards on a straight-line basis over the requisite service period for the entire award (straight-line attribution method), ensuring that the amount of compensation cost recognized at any date at least equals the portion of the grant-date fair value of the award that is vested at that time.
     The total stock-based compensation expense before tax recognized in earnings by the Company in the quarter and nine months ended September 30, 2006 was approximately $40,000 and $121,000, respectively. The portion of this expense related to restricted stock awards was approximately $29,000 and $68,000 in the quarter and nine months ended September 30, 2006, respectively.

     As required, prior to the adoption of SFAS 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flows. SFAS 123R requires the cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Therefore, the Company had $0 and $224,000 of excess tax benefits classified as a financing cash inflow during the quarter and nine months ended September 30, 2006, respectively.
     Cash received from stock option exercises for the quarter and nine months ended September 30, 2006 was approximately $84,000 and $1.1 million, respectively. The actual tax benefit realized for the tax deductions from option exercises under all plans totaled $4,000 and $77,000 for the quarters ending September 30, 2006 and 2005, respectively, and $287,000 and $206,000 for the nine months ending September 30, 2006 and 2005, respectively. No cash was used by the Company to settle equity instruments granted under share-based compensation arrangements during the quarter or nine months ended September 30, 2006.
     For purposes of pro forma disclosures for periods prior to January 1, 2006, the estimated fair value of the stock options is amortized into expense over the vesting period of the options. The Company’s net income and earnings per share for the three and nine months ended September 30, 2005, had the Company elected to recognize compensation expense for the granting of options under SFAS 123 using the Black-Scholes option pricing model, would have been reduced to the following pro forma amounts:

		Three Months	Nine Months
		Ended	Ended
		September 30, 2005
		(Dollars in Thousands, except Per Share Data)
Net Income:	As Reported	$8,687	$24,642
Less: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax		$233	$674

	Pro Forma	$8,454	$23,968
Basic EPS:
	As Reported	$0.56	$1.60
	Pro Forma	$0.55	$1.56
Diluted EPS:
	As Reported	$0.56	$1.59
	Pro Forma	$0.54	$1.54
     The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions used for grants under the identified plans:
•	Expected volatility is based on the standard deviation of the historical volatility of the weekly adjusted closing price of the Company’s shares for a period equivalent to the expected life of the option.

•	Expected life represents the period of time that the option is expected to be outstanding, taking into account the contractual term, historical exercise/forfeiture behavior, and the vesting period, if any.

•	Expected dividend yield is an annualized rate calculated using the most recent dividend payment at time of grant and the Company’s average trailing twelve-month daily closing stock price.

•	The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for a period equivalent to the expected life of the option.

•	In addition, as SFAS 123R requires that the stock-based compensation expense recognized in earnings be based on the amount of awards ultimately expected to vest, a forfeiture assumption is estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation expense recognized in the third quarter of 2006 has been reduced for annualized estimated forfeitures of 5% for both restricted stock and stock option awards. Forfeitures were estimated based on historical experience.

		2006 Plan		2005 Plan		1997 Plan		1996 Plan

Expected Volatility	September 30, 2006	27%	(1)	25%	(2)	N/A		N/A

	Fiscal Year 2005	N/A		25%	(3)	25%	(3)	—
				—		26%	(4)	27%	(5)

Expected Lives	September 30, 2006	4 years	(1)	4 years	(2)	N/A		N/A

	Fiscal Year 2005	N/A		3.5 years	(3)	3.5 years	(3)	—
				—		3.5-4 years	(4)	4.5 years	(5)

Expected Dividend Yields	September 30, 2006	2.36%	(1)	2.08%	(2)	N/A		N/A

	Fiscal Year 2005	N/A		2.04%	(3)	2.04%	(3)	—
				—		1.91%-1.95%	(4)	2.21%	(5)

Risk Free Interest Rate	September 30, 2006	4.87%	(1)	4.73%	(2)	N/A		N/A

	Fiscal Year 2005	N/A		4.38%	(3)	4.38%	(3)	—
				—		3.53%-3.80%	(4)	3.93%	(5)

(1)	On April 18, 2006, 10,000 options were granted from the 2006 Plan to two members of the Company’s Board of Directors. The risk free rate, expected dividend yield, expected life and expected volatility for this grant were determined on April 18, 2006.

(2)	On September 7, 2006, 5,000 options were granted from the 2005 Plan to a newly hired Senior Vice President. The risk free rate, expected dividend yield, expected life and expected volatility for this grant were determined on September 7, 2006.

(3)	On December 15, 2005, 137,000 options were granted from the 2005 Plan and 45,500 options were granted from the 1997 Plan to the Company’s members of Senior Management. The risk free rate, expected dividend yield, expected life and expected volatility for this grant were determined on December 15, 2005.

(4)	On January 13, 2005, 34,500 options were granted from the 1997 Plan to certain First Vice Presidents and Vice Presidents of the Company. Also on January 13, 2005, 5,000 options were granted to the Senior Vice President and Director of Marketing, Strategy and Analysis. The risk free rate, expected dividend yield, expected life and expected volatility for these grants were determined on January 13, 2005. On September 1, 2005, 500 options were granted from the 1997 Plan to a Vice President of the Company. The risk free rate, expected dividend yield, expected life and expected volatility for this grant was determined on September 1, 2005.

(5)	On April 26, 2005, 11,000 options were granted from the 1996 Plan to the Company’s Board of Directors. The risk free rate, expected dividend yield, expected life and expected volatility for this grant was determined on April 26, 2005.
     A summary of the status of all the Company’s Plans for the nine months ended September 30, 2006 is presented in the table below:

Summary Status of All Plans

		Nine Months Ended September 30, 2006
		Weighted	Wtd Avg.	Aggregate		Weighted
		Average	Remaining	Intrinsic	Restricted	Average
		Exercise	Contractual	Value	Stock	Exercise
	Stock Options	Price ($)	Term (years)	($000)	Awards	Price ($)
Balance at January 1, 2006	950,390	$25.67			11,450	$28.90
Granted	15,000	$32.50			5,200	$32.23
Exercised	(74,467)	$15.96			—	$—
Forfeited	—	$—			(850)	$28.90
Expired	(32,202)	$31.75			—	$—

Balance at September 30, 2006	858,721	$26.41	6.3	$5,784	15,800	$29.99

Options Exercisable at September 30	846,889	$26.32	6.2	$5,779	n/a	n/a

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Weighted average grant date fair value of options granted ($ per share)	$7.35	$6.29	$7.32	$6.62

Total intrinsic value of share options exercised	$10,000	$183,000	$686,000	$490,000
     The aggregate intrinsic value in the preceding tables represents the total pre-tax intrinsic value, based on the average of the high price and low price at which the Company’s common stock traded on September 29, 2006 (the last trading day of the quarter) of $32.93, which would have been received by the option holders had they all exercised their options as of that date.
     A summary of the status of the Non-Employee Director Plans as of September 30, 2006 and changes during the nine months then ended is presented in the table below:
Non-Employee Director Plans

	Nine Months Ended September 30, 2006
	1996 Plan		2006 Plan
		Weighted	Stock	Weighted
		Average	Options	Average
	Stock	Exercise	and	Exercise
	Options	Price	Awards	Price
Balance at January 1, 2006	98,000	$18.96	—	$—
Granted
Options	—	$—	10,000	$32.23
Restricted Stock Awards	n/a	n/a	5,200	$32.23
Exercised	(14,000)	$9.51	—	$—
Forfeited	—	$—	—	$—
Expired	—	$—	—	$—

Outstanding at September 30, 2006	84,000	$20.54	15,200	$32.23

Options Exercisable at September 30	84,000	$20.54	3,334	$32.23

     A summary of the status of the Company’s nonvested awards under all Plans as of September 30, 2006 and changes during the nine months then ended is presented in the table below:

Nonvested Awards Issued Under All Plans

	Nine Months Ended September 30, 2006
	Stock Options		Restricted Stock Awards
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Awards	Fair Value	Awards	Fair Value

Nonvested at January 1, 2006	37,849	$6.64	11,450	$28.90
Granted	15,000	$7.32	5,200	$32.23
Vested	(39,201)	$6.70	—	$—
Expired	(1,816)	$6.73	—	$—
Forfeited	—	$—	(850)	$28.90

Nonvested at September 30, 2006	11,832	$7.31	15,800	$29.99

Unrecognized compensation cost, including forfeiture estimate	$66,000	$350,000
Weighted average remaining recognition period (years)	1.7	4.0
     The total fair value of stock options that vested during the quarters ended September 30, 2006 and 2005 was $20,000 and $107,000, respectively. The total fair value of stock options that vested during the nine months ended September 30, 2006 and 2005 was $262,000 and $1.0 million, respectively.
NOTE 3 — RECENT ACCOUNTING DEVELOPMENTS
     FASB Staff Position (“FSP”) 123R-3 (“FSP 123R-3”), “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” In November 2005, the FASB issued FSP FAS 123R-3. This FSP provides a simplified, elective transition alternative to (1) calculating the beginning balance of the pool of excess tax benefits available to absorb tax deficiencies subsequent to the adoption of SFAS 123R (“APIC Pool”) and (2) determining the subsequent impact on the APIC Pool from the tax benefits of awards that are fully vested and outstanding upon the adoption of SFAS 123R. An entity shall follow either the transition guidance described in this FSP or the transition guidance described in SFAS 123R paragraph 81. An entity that adopted SFAS 123R using the modified prospective or modified retrospective application may make a one-time election to adopt the transition method described in this FSP. An entity may take up to one year from the later of its initial adoption of SFAS 123R or the effective date of this FSP to make this one-time election. The Company has not yet determined the transition method that will be applied in calculating the APIC pool after adopting SFAS 123R.
     FSP FAS 123R-4, “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event” In February 2006, the FASB issued FSP FAS 123R-4. This FSP addresses the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event. The guidance in this FSP amends certain paragraphs of SFAS 123R, which required that options or similar instruments be classified as liabilities if the entity could be required under any circumstances to settle the option or similar instrument by transferring cash or other assets. These paragraphs are amended such that a cash settlement feature that can be exercised only upon the occurrence of a contingent event that is outside the employee’s control does not meet the condition in those paragraphs of SFAS 123R until it becomes probable that the event will occur. This FSP was to be applied upon initial adoption of SFAS 123R. An entity that adopted SFAS 123R prior to the issuance of this FSP (such as the Company) is to apply the guidance in the first reporting period beginning after FSP FAS 123R-4 was made available. If in applying SFAS 123R an entity treated options or similar instruments that allow for cash settlement upon the occurrence of a contingent event in a manner consistent with the guidance in this FSP (such as the Company), then that entity would not be required to retrospectively apply the guidance in this FSP to prior periods. The adoption of FSP FAS 123R-4 did not have a material impact on the Company’s financial position or results of operations because the Company treated options that allow for cash settlement upon the occurrence of a contingent event in a manner consistent with the guidance in this FSP upon adoption of SFAS 123R.
     FSP SOP 94-6-1 (“FSP SOP 94-6-1”), “Terms of Loan Products That May Give Rise to a Concentration of Credit Risk” In December 2005, the FASB issued FSP SOP 94-6-1. This FSP was issued in response to inquiries from constituents and discussions with the SEC staff and regulators of financial institutions to address the circumstances in which the terms of loan products give rise to a concentration of credit risk as that term is used in SFAS No. 107 “Disclosures about Fair Value of Financial Instruments”, and what disclosures apply to entities who deal with loan products whose terms may give rise to a concentration of credit risk. An entity shall provide the disclosures required by SFAS No. 107 for either an individual loan product type or a group of loan products with similar features that are determined to represent a concentration of credit risk in accordance with the guidance of SOP 94-6-1 for all periods presented in financial statements. This SOP is effective for interim and annual periods ending after December 19, 2005. The adoption of FSP SOP 94-6-1 did not have a material impact on the Company’s financial position or results of operations.
     SFAS No. 155 (“SFAS 155”), “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140” In February 2006, the FASB issued SFAS 155. SFAS 155 amends SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and SFAS 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). This Statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest- and principal-only strips are not subject to SFAS 133; requires an evaluation of interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amends SFAS 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This SFAS is effective for all financial instruments acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006 and the fair value election may be applied upon adoption to hybrid financial instruments that had been bifurcated under SFAS 133 prior to the adoption of this statement. As this standard is effective for the Company beginning on January 1, 2007, if the Company were to acquire or issue financial instruments subsequent to that date the guidance in SFAS 155 would be applied and the Company will consider applying the fair value election to its’ hybrid financial instruments that have been bifurcated under SFAS 133.

     SFAS No. 156 (“SFAS 156”) , “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140” In March 2006, the FASB issued SFAS 156. SFAS 156 amends SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. This Statement requires an entity to recognize a servicing asset or servicing liability when it undertakes an obligation to service a financial asset in certain situations; requires separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; permits an entity to choose between an amortization or fair value measurement method for each class of separately recognized servicing assets and servicing liabilities; at initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights; requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS 156 is to be adopted as of the beginning of an entity’s fiscal year that begins after September 15, 2006, with earlier adoption permitted, provided the entity has not yet issued financial statements for any period of that fiscal year. The effective date of SFAS 156 is the date an entity adopts it, and an entity should apply the requirements for recognition and initial measurement of servicing assets and servicing liabilities prospectively to all transactions after the effective date. The Company has not yet adopted SFAS 156 and is not required to do so until the Company’s fiscal year that begins on January 1, 2007. The Company does not believe that the adoption of SFAS 156 will have a material impact on the Company’s financial position.
     FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes” In June 2006, the FASB issued FIN 48, an interpretation SFAS No. 109, “Accounting for Income Taxes,” in order to add clarity to the accounting for uncertainty in income taxes recognized in a Company’s financial statements. The interpretation requires that only tax positions that are more likely than not to be sustained upon a tax examination are to be recognized in a Company’s financial statements to the extent that the benefit is greater than 50% likely of being recognized. The differences that arise between the amounts recognized in the financial statements and the amounts recognized in the tax return will lead to an increase or decrease in current taxes, an increase or decrease to the deferred tax asset or deferred tax liability, respectively, or both. FIN 48 is effective for fiscal years beginning after December 15, 2006 with early application encouraged if interim financial statements have not yet been issued. The Company has not yet assessed the impact that the adoption of FIN 48 will have on the Company’s financial position or results of operation.
     SFAS No. 157 (“SFAS 157”), “Fair Value Measurements” In September 2006, the FASB issued SFAS 157. SFAS 157 was issued to provide consistency and comparability in determining fair value measurements and to provide for expanded disclosures about fair value measurements. The definition of fair value maintains the exchange price notion in earlier definitions of fair value but focuses on the exit price of the asset or liability. The exit price is the price that would be received to sell the asset or paid to transfer the liability adjusted for certain inherent risks and restrictions. Expanded disclosures are also required about the use of fair value to measure assets and liabilities. The effective date is for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not believe that the adoption of SFAS 157 will have a material impact on the Company’s financial position.
     SFAS No. 158 (“SFAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans- An Amendment of FASB Statements No. 87, 88, 106, and 132(R),” In September 2006, the FASB issued SFAS 158. SFAS 158 will require companies to recognize the funded status of defined benefit plans (other than a multiemployer plan) to recognize any changes in funded status through comprehensive income in the year in which the changes occur. Additionally, SFAS 158 will require companies to measure the funded status of a plan as of the date of the fiscal year end financial statements with limited exceptions. The effective date for the recognition of the funded status of a defined benefit postretirement plan and to provide the required disclosures is as of the end of the fiscal year ending after December 15, 2006 for publicly traded companies. The effective date for measuring plan assets and benefit obligations as of the fiscal year end is effective for fiscal years ending after December 15, 2008. The Company has not yet measured the impact of the adoption of SFAS 158 on the Company’s financial position for its “other” post retirement plans including its supplemental executive retirement plans and its post retirement benefits plan. The Company does however know that its pension plan falls outside the scope of SFAS 158 because it is a multiemployer plan.
     Staff Accounting Bulletin (“SAB”) No. 108 In September 2006, the SEC issued SAB No. 108. SAB No. 108 was issued to provide guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 addresses the diversity in practice in quantifying financial statement misstatements and will require Companies to quantify the effects of an identified unadjusted error on each financial statement and financial statement disclosure by considering the impact of prior year misstatements on the current year financial statements. Initial application of SAB No. 108 allows companies to elect not to restate prior periods but to reflect the initial application in their annual financial statements covering the first fiscal year ending after November 15, 2006. The cumulative effect of the initial application should be reported in the carrying amounts of assets and liabilities as of the beginning of that fiscal year, and the offsetting adjustment, net of tax, should be made to the opening balance of retained earnings for that year. Companies will need to disclose the nature and amount of each item, when and how each error being corrected arose, and the fact that the errors were previously considered immaterial. The Company has not yet determined the impact of the adoption of SAB No. 108 on its financial statements.
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
     Earnings per share consisted of the following components for the three and nine months ended September 30, 2006 and 2005:

For the Three Months Ended September 30,

	Net Income
	2006	2005
	(Dollars in Thousands)
Net Income	$8,556	$8,687

	Weighted Average
	Shares
	2006	2005
Basic EPS	14,696,065	15,391,937
Effect of dilutive securities	178,433	145,684

Diluted EPS	14,874,498	15,537,621

	Net Income
	Per Share
	2006	2005
Basic EPS	$0.58	$0.56
Effect of dilutive securities	$0.00	$0.00

Diluted EPS	$0.58	$0.56

For the Nine Months Ended September 30,

	Net Income
	2006	2005
	(Dollars in Thousands)
Net Income	$24,749	$24,642

	Weighted Average
	Shares
	2006	2005
Basic EPS	15,014,292	15,370,226
Effect of dilutive securities	165,725	147,813

Diluted EPS	15,180,017	15,518,039

	Net Income
	Per Share
	2006	2005
Basic EPS	$1.65	$1.60
Effect of dilutive securities	$0.02	$0.01

Diluted EPS	$1.63	$1.59

     For the three months ended September 30, 2006, there were 161,904 options to purchase common stock and no shares of restricted stock excluded from the calculation of diluted earnings per share because they were anti-dilutive. For the nine months ended September 30, 2006, there were 171,013 options to purchase common stock and no shares of restricted stock excluded from the calculation of diluted earnings per share because they were anti-dilutive. For the three and nine months ended September 30, 2005, there were 328,295 and 329,927, respectively, options to purchase common stock excluded from the calculation of diluted earnings per share because they were anti-dilutive. There was no restricted stock outstanding during the three or nine months ended September 30, 2005.

NOTE 5 — COMMON STOCK REPURCHASE PROGRAM
     On January 19, 2006, the Company’s Board of Directors approved a common stock repurchase program. Under the program, the Company was authorized to repurchase up to 800,000 shares, or approximately 5% of the Company’s outstanding common stock. During the quarter ended September 30, 2006, the Company completed its repurchase plan with a total of 800,000 shares of common stock repurchased at a weighted average share price of $31.04. Additional information about the repurchase program is set forth in Part II, Item 2 of this Form 10-Q.
NOTE 6 — EMPLOYEE BENEFITS
POST RETIREMENT BENEFITS AND SUPPLEMENTAL EXECUTIVE RETIREMENT PLANS
     The following table illustrates the status of the post-retirement benefit plan and supplemental executive retirement plans (“SERPs”) as of September 30, for the periods presented:
Components of Net Periodic Benefit Cost

	Post Retirement Benefits		SERPs
	Three months ended September 30,
	2006	2005	2006	2005
	(Unaudited - Dollars in Thousands)
Service cost	$23	$23	$50	$44
Interest cost	18	18	34	32
Amortization of transition obligation	8	8	—	—
Amortization of prior service cost	3	3	10	11
Recognized net actuarial (gain)/loss	—	—	(1)	—

Net periodic benefit cost	$52	$52	$93	$87

Components of Net Periodic Benefit Cost

	Post Retirement Benefits		SERPs
	Nine months ended September 30,
	2006	2005	2006	2005
	(Unaudited - Dollars in Thousands)
Service cost	$69	$69	$149	$132
Interest cost	54	54	102	96
Amortization of transition obligation	25	26	—	—
Amortization of prior service cost	9	9	31	34
Recognized net actuarial (gain)/loss	—	—	(3)	—

Net periodic benefit cost	$157	$158	$279	$262

     The Company previously disclosed in its financial statements for the fiscal year ended December 31, 2005 that it expected to contribute $60,000 to its post retirement benefit plan and $112,000 to its SERPs in 2006 and presently anticipates making these contributions. For the three months ended September 30, 2006, $7,000 and $28,000 of contributions have been made to the post retirement benefit plan and the SERPs, respectively, and for the nine months ended September 30, 2006, $41,000 and $88,000 of contributions have been made to the post retirement benefit plan and the SERPs, respectively.
     Not included in the above summary are the components of net periodic benefit cost for the noncontributory defined benefit pension plan administered by Pentegra (“the Fund”). The Fund does not segregate the assets or liabilities of all participating employers and, accordingly, disclosure of accumulated vested and non-vested benefits is not possible. The pension plan year is July 1st through June 30th. The Company anticipates that contributions paid in 2006 to the defined benefit pension plan related to the 2006-2007 plan year will be $1.2 million, of which $776,000 has been paid to date. Contributions for the 2005-2006 plan year were all paid in 2005. Pension expense associated with this plan was $2.4 million for the year 2005 and is expected to be $2.1 million for the full year 2006 of which $300,000 has been recognized during the three months ended September 30, 2006 and $1.8 million has been recognized year to date.
     Effective July 1, 2006, the Company froze the pension plan by eliminating all future benefit accruals, with the exception of the employees that are participants on July 1, 2006 but that are not yet fully vested. These employees will earn benefits up to the year in which they are fully vested and at that point there will be no more future benefit accruals. All benefits accrued up to July 1, 2006 will remain in the pension plan and the participants’ frozen benefit will be determined as of July 1, 2006. Also effective July 1, 2006, the Company implemented a new defined contribution plan in which employees, with one year of service, will receive a 5% cash contribution of eligible pay up to the social security limit and a 10% cash contribution of eligible pay over the social security limit up to the maximum amount permitted by law. Benefits conferred to employees under the new defined contribution plan vest immediately.
NOTE 7 — REPURCHASE AGREEMENTS
     Both wholesale and retail repurchase agreements are collateralized by mortgage-backed securities and U.S. Government obligations. At September 30, 2006, the Company had $25.0 million securities of repurchase agreements outstanding with third party brokers and $91.2 million of customer repurchase agreements outstanding. The related securities are included in the securities available for sale portfolio.

NOTE 8 — COMPREHENSIVE INCOME
     Information on the Company’s comprehensive income, presented net of taxes, is set forth below for the three and nine months ended September 30, 2006 and 2005 .

Comprehensive income (loss) is reported net of taxes, as follows:
(Unaudited — Dollars in Thousands)

	FOR THE THREE		FOR THE NINE
	MONTHS ENDED		MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2006	2005	2006	2005

Net Income	$8,556	$8,687	$24,749	$24,642

Other Comprehensive Income/(Loss), Net of Tax:

Increase (decrease) in fair value of securities available for sale, net of tax of $2,982 and $2,878 for the three months ended September 30, 2006 and 2005, respectively, and $278 and $4,045 for the nine months ended September 30, 2006 and 2005, respectively.	4,864	(4,827)	(507)	(6,746)

Less: reclassification adjustment for realized losses/(gains) included in net income, net of tax of $0 and $0 for the three months ended September 30, 2006 and 2005, respectively, and $637 and $230 for the nine months ended September 30, 2006 and 2005, respectively.	—	—	1,132	(386)

Net change in fair value of securities available for sale, net of tax of $2,982 and $2,878 for the three months ended September 30, 2006 and 2005, respectively, and $359 and $4,275 for the nine months ended September 30, 2006 and 2005, respectively.	4,864	(4,827)	625	(7,132)

(Decrease) increase in fair value of derivatives, net of tax of $1,594 and $854 for the three months ended September 30, 2006 and 2005, respectively, and $133 and $994 for the nine months ended September 30, 2006 and 2005, respectively.	(2,202)	1,174	(183)	1,229

Less: reclassification of realized gains on derivatives, net of tax of $78 and $189 for the three months ended September 30, 2006 and 2005, respectively, and $331 and $387 for the nine months ended September 30, 2006 and 2005, respectively.	(106)	(261)	(457)	(533)

Net change in fair value of derivatives, net of tax of $1,672 and $665 for the three months ended September 30, 2006 and 2005, respectively, and $464 and $607, for the nine months ended September 30, 2006 and 2005, respectively.	(2,308)	913	(640)	696

Other Comprehensive Income/(Loss), Net of Tax:	2,556	(3,914)	(15)	(6,436)

Comprehensive Income	$11,112	$4,773	$24,734	$18,206

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
     The Company reported an increase in earnings on a per share diluted basis of $0.02, or 3.6%, to $0.58 for the quarter ending September 30, 2006 as compared to the same period in 2005. Net income for the quarter was $8.6 million, a decrease of 1.5% from the $8.7 million reported for the quarter ended September 30, 2005. Year to date earnings on a diluted per share basis increased $0.04, or 2.5%, to $1.63 and net income of $24.7 million increased by $107,000 as compared to the same period in 2005. The Company’s return on average assets, return on average equity and net interest margin were 1.17%, 15.56% and 3.89%, respectively, for the three month period ending September 30, 2006, representing strong profitability metrics. The Company’s return on average assets, return on average equity and net interest margin were 1.17%, 15.49% and 3.93%, respectively, for the three month period ending September 30, 2005.

     Management continues to focus on earning asset growth in the commercial and home equity lending segments, while placing less emphasis on indirect auto, portfolio residential lending and the securities portfolio. While this strategy has resulted in a somewhat smaller balance sheet and slowed earnings growth, management believes it is a prudent strategy in the current interest rate environment. Emphasis on the securities portfolio continues to decrease on both a relative basis (as a percent of earning assets) as well as on an actual basis, reflecting the current flat yield curve (defined below) environment which management believes not to be conducive to growing the securities portfolio. Management also continues to de-emphasize auto loan originations due to what management currently believes to be poor return characteristics on certain segments of that business. As a result of Management’s disciplined approach to quality asset generation, as well as in-market competition, earning asset growth is expected to be minimal for the remainder of 2006.
     The following pie charts depict the continuing shift in the composition of earning assets into the high value areas of commercial and home equity lending as of September 30, 2005 and 2006.
     The following graph depicts the historical U.S. Treasury yield curve as of September 30, for the years 2004 – 2006.

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
     The following graph presents the decline in the Company’s securities portfolio from September 2005 into 2006:

     Total deposits of $2.2 billion at September 30, 2006 decreased $24.9 million, or 1.1%, compared to December 31, 2005, due in part to the competitive pricing environment. For the quarter ending September 30, 2006 deposits increased $3.2 million, or 0.2%, partially attributable to promotions in the time deposit categories. The Company remains committed to deposit generation, with careful management of deposit pricing and selective deposit promotion, in an effort to control the Company’s cost of funds. In the current interest rate environment the Company is focused on pricing deposits for customer retention as well as core deposit growth and does not feel a need to aggressively grow non-core deposits to fund balance sheet growth.
          The net interest margin for the third quarter of 2006 was 3.89% as compared to 3.93% for the same period in 2005. The net interest margin was negatively impacted by a higher cost of deposits than anticipated as well as a large Fed fund sold position created by excess liquidity, averaging $44 million for the quarter. Collectively these factors negatively impacted the margin by a total of 9 basis points. The margin was also positively impacted by the recognition of the Federal Home Loan Bank of Boston’s (“FHLBB”) dividend received during the third quarter which was paid out on a six month basis to adjust for lack of a dividend in the second quarter. This additional dividend positively impacted net interest income and pre-tax earnings by $342,000 and the net interest margin by 6 basis points.
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
     Net charge-off performance during 2006 continues to be very good at 9 basis points of average loans on an annualized basis compared to 12 basis points of average loans on annualized basis at September 30, 2005. The Company’s allowance for loan loss is at 1.31% as a percentage of loans for the fifth consecutive quarter. Nonperforming assets were $7.0 million at September 30, 2006, an increase of $3.7 million from December 31. 2005. See Table 2- Nonperforming Assets/ Loans for detail on nonperforming assets.
     A large portion of the increase in nonperforming assets is attributable to a single commercial credit, for which Management does not foresee potential loss beyond current levels of reserves. The Company had one foreclosure in the third quarter, an infrequent occurrence over the last several years. The Company has seen good performance over the last several years across all loan portfolios, as demonstrated by the net recoveries achieved in its commercial portfolio for a number of years. The Company’s credit quality has been good and, while Management remains confident in the quality of the Company’s credit portfolios, there is some possibility of loss in the future.
     The following graph depicts the Company’s non-performing assets to total assets at the periods indicated:

       Some of the Company’s other highlights for the first nine months of 2006 included:
o	opening of a new commercial banking office in New Bedford, MA staffed by two new seasoned bankers from that market,

o	hiring of three additional seasoned commercial bankers in other markets, which increases the Company’s total staff of commercial bankers by 10%,
o	strengthening the residential mortgage banking business by hiring a new senior vice president to lead the department, as well as the hiring of two new experienced mortgage loan originators,
o	the award on June 1, 2006 of $45 million of tax credit allocation authority under the New Markets Tax Credit Program to a subsidiary of the Bank,
o	continued disciplined capital management, as reflected by:
▪	Completion of the previously announced common stock repurchase program by repurchasing 800,000 common shares of the Company’s outstanding stock at a weighted average share price of $31. 04;

▪	Management’s announcement of the anticipated refinancing of the Company’s current Trust Preferred Securities in the latter part of the fourth quarter of 2006, saving approximately $1.0 million in interest expense, on an annualized basis, beginning in 2007, (the Company will also write-off unamortized issuance costs associated with the debt of approximately $995,000 in December of 2006 and $905,000 in April of 2007 when the existing Trust Preferred Securities are called); and, by

▪	The 6.7% increase in the quarterly dividend to $0.16 per share.
FINANCIAL POSITION
     Loan Portfolio Total loans increased by $10.5 million, or 0.5%, during the nine months ended September 30, 2006. The increases were mainly in commercial real estate which increased by $47.0 million, or 6.9%, the consumer-home equity portfolio which increased by $27.0 million, or 10.7%, and commercial and industrial lending which increased by $15.3 million, or 9.9%. Business banking loans totaled $57.5 million, an increase of $6.1 million, representing growth of 12.0%. Partially offsetting these increases are decreases in the consumer-auto portfolio of $45.6 million, or 17.3%, as this segment of the loan portfolio has been de-emphasized due to poor return characteristics, decreases in the residential lending portfolio of $25.0 million, or 5.7%, and decreases in commercial construction of $12.2 million, or 8.7% primarily attributable to one large credit.
     The Bank considers a concentration of credit to a particular industry to exist when the aggregate credit exposure to a borrower, an affiliated group of borrowers or a non-affiliated group of borrowers engaged in one industry exceeds 10% of the Bank’s loan portfolio which includes direct, indirect or contingent obligations. As of September 30, 2006, loans made by the Company to the industry concentration of lessors of non-residential buildings grew to 10.5% of the Company’s total loan portfolio.
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
     The following table sets forth a summary of certain delinquency information as of the dates indicated:
Table 1 — Summary of Delinquency Information

	At September 30, 2006				At December 31, 2005
	60-89 days		90 days or more		60-89 days		90 days or more
	Number	Principal	Number	Principal	Number	Principal	Number	Principal
	of Loans	Balance	of Loans	Balance	of Loans	Balance	of Loans	Balance
			(Unaudited - Dollars in Thousands)
Commercial and Industrial	—	$—	7	$373	2	$24	4	$209
Commercial Real Estate	1	22	5	3,004	3	2,892	2	288
Commercial Construction	—	—	—	—	—	—	—	—
Business Banking	5	83	6	117	5	97	3	47
Residential Real Estate	2	180	4	1,594	4	1,337	2	373
Residential Construction	—	—	—	—	—	—	—	—
Consumer — Home Equity	1	7	4	206	—	—	—	—
Consumer — Auto	65	739	61	643	65	597	61	572
Consumer — Other	15	140	13	34	18	112	17	110

Total	89	$1,171	100	$5,971	97	$5,059	89	$1,599

     The 90 days or more category for September 30, 2006 is mainly composed of one commercial credit of $2.4 million and one residential real estate credit of $1.0 million.
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
     Nonperforming Assets Nonperforming assets are comprised of nonperforming loans, nonperforming securities and Other Real Estate Owned (“OREO”). Nonperforming loans consist of loans that are more than 90 days past due but still accruing interest and nonaccrual loans. OREO includes properties held by the Bank as a result of foreclosure or by acceptance of a deed in lieu of foreclosure. As of September 30, 2006, nonperforming assets totaled $7.0 million, an increase of $3.7 million, or 111.1%, compared to December 31, 2005. The increase in nonperforming assets is mainly due to one large commercial credit. Nonperforming assets represented 0.24% of total assets at September 30, 2006 and 0.11% at December 31, 2005. The Bank had one property held as OREO for the period ending September 30, 2006 which was valued at $190,000.
     Repossessed automobile loan balances continue to be classified as nonperforming loans, and not as other assets, because the borrower has the potential to satisfy the obligation within twenty days from the date of repossession (before the Bank can schedule disposal of the collateral). The borrower can redeem the property by payment in full at any time prior to the disposal of it by the Bank. Repossessed automobile loan balances amounted to $451,000

$509,000 and $644,000 for the periods ending September 30, 2006, December 31, 2005, and September 30, 2005, respectively.
     The following table sets forth information regarding nonperforming assets held by the Company at the dates indicated.
Table 2 — Nonperforming Assets / Loans
(Unaudited — Dollars in Thousands)

	As of	As of	As of
	September 30,	December 31,	September 30,
	2006	2005	2005
Loans past due 90 days or more but still accruing
Consumer — Home Equity	$206	$—	$49
Consumer — Auto	340	165	88
Consumer — Other	37	62	95

Total	$583	$227	$232

Loans accounted for on a nonaccrual basis (1)
Commercial and Industrial	$642	$245	$1
Business Banking	117	47	8
Commercial Real Estate	3,004	313	252
Residential Real Estate	1,838	1,876	1,238
Consumer — Home Equity	200	—	—
Consumer — Auto	451	509	644
Consumer — Other	23	122	87

Total	$6,275	$3,112	$2,230

Total nonperforming loans	$6,858	$3,339	$2,462

Other real estate owned	$190	$—	$5

Total nonperforming assets	$7,048	$3,339	$2,467

Restructured loans	$—	$377	$388

Nonperforming loans as a percent of gross loans	0.33%	0.16%	0.12%

Nonperforming assets as a percent of total assets	0.24%	0.11%	0.08%

(1)	There were no restructured nonaccruing loans at September 30, 2006, December 31, 2005 and September 30, 2005.
     In the course of resolving nonperforming loans, the Bank may choose to restructure the contractual terms of certain commercial and real estate loans. Terms may be modified to fit the ability of the borrower to repay in line with its current financial status. It is the Bank’s policy to maintain restructured loans on nonaccrual status for approximately six months before management considers its return to accrual status. At September 30, 2006 the Bank had no restructured loans and at September 30, 2005 and December 31, 2005, the Bank had $388,000 and $377,000, respectively, of restructured loans.
     Potential problem loans are any loans, which are not included in nonaccrual or non-performing loans and which are not considered troubled debt restructures, where known information about possible credit problems of the borrowers causes management to have concerns as to the ability of such borrowers to comply with present loan repayment terms. At September 30, 2006 the Bank had twelve potential problem loan relationships and at December 31, 2005 the Bank had nine potential problem loan relationships, which are not included in nonperforming loans. Outstanding balances on these loans totaled $23.7 million and $30.3 million at September 30, 2006 and December 31, 2005, respectively. At September

30, 2006, these problem loans continued to perform and the Company’s management actively monitors these loans to minimize any possible adverse impact to the Bank.
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
     Interest income that would have been recognized for both the three months ended September 30, 2006, and 2005, if nonperforming loans at the respective dates had been performing in accordance with their original terms approximated $76,000 and $70,000. Interest income that would have been recognized for both the nine months ended September 30, 2006, and 2005, if nonperforming loans at the respective dates had been performing in accordance with their original terms approximated $195,000 and $193,000. The actual amount of interest that was collected on these nonaccrual and restructured loans during the three months ended September 30, 2006 and 2005 and included in interest income was approximately $0 and $16,000, respectively. The actual amount of interest that was collected on these nonaccrual and restructured loans during the nine months ended September 30, 2006 and 2005, and included in interest income was approximately $47,000 and $70,000, respectively.
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
     Impairment is measured on a loan by loan basis for commercial, commercial real estate and construction by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Large groups of homogeneous loans are collectively evaluated for impairment. As such, the Bank does not typically identify individual loans within these groupings for impairment evaluation and disclosure.
     At September 30, 2006, impaired loans include all commercial real estate loans and commercial and industrial loans on nonaccrual status and certain potential problem loans. Total impaired loans at September 30, 2006 and December 31, 2005 were $3.6 million and $935,000, respectively.
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
     As of September 30, 2006, the allowance for loan losses totaled $26.8 million, or 1.31%, of total loans as compared to $26.6 million, or 1.31%, of total loans at December 31, 2005. Based on the analyses described herein, management believes that the level of the allowance for loan losses at September 30, 2006 is adequate.

     The following table summarizes changes in the allowance for loan losses and other selected loan data for the periods presented:
Table 3 — Summary of Changes in the Allowance for Loan Losses

	Quarter to Date
	September 30,	June 30,	March 31,	December 31,	September 30,
	2006	2006	2006	2005	2005
	(Unaudited - Dollars in Thousands)
Average loans	$2,038,194	$2,051,032	$2,042,984	$2,028,820	$2,004,389

Allowance for loan losses, beginning of period	$26,811	$26,746	$26,639	$26,455	$26,050
Charged-off loans:
Commercial and Industrial	—	—	141	—	120
Business Banking	69	49	48	111	196
Commercial Real Estate	—	—	—	—	—
Residential Real Estate	—	—	—	—	—
Commercial Construction	—	—	—	—	—
Residential Construction	—	—	—	—	—
Consumer — Home Equity	—	—	—	—	—
Consumer — Auto	469	292	454	592	333
Consumer — Other	262	158	249	327	285

Total charged-off loans	800	499	892	1,030	934

Recoveries on loans previously charged-off:
Commercial and Industrial	99	29	49	14	15
Business Banking	1	11	—	1	2
Commercial Real Estate	—	—	—	—	127
Residential Real Estate	—	—	—	—	—
Commercial Construction	—	—	—	—	—
Residential Construction	—	—	—	—	—
Consumer — Home Equity	—	—	—	—	—
Consumer — Auto	111	129	151	88	91
Consumer — Other	62	45	49	41	34

Total recoveries	273	214	249	144	269

Net loans charged-off	527	285	643	886	665
Provision for loan losses	530	350	750	1,070	1,070

Total allowance for loan losses, end of period	$26,814	$26,811	$26,746	$26,639	$26,455

Net loans charged-off as a percent of average total loans	0.03%	0.01%	0.03%	0.04%	0.03%
Total allowance for loan losses as a percent of total loans	1.31%	1.31%	1.31%	1.31%	1.31%
Total allowance for loan losses as a percent of nonperforming loans	390.99%	544.16%	578.04%	797.81%	1,074.53%
Net loans charged-off as a percent of allowance for loan losses	1.97%	1.06%	2.40%	3.33%	2.51%
Recoveries as a percent of charge-offs	34.13%	42.97%	27.91%	13.98%	28.80%
     The allowance for loan losses is allocated to various loan categories as part of the Bank’s process of evaluating its adequacy. The amount of allowance allocated to these loan categories was $25.3 million at September 30, 2006, compared to $24.1 million at December 31, 2005. The distribution of allowances allocated among the various loan categories as of September 30, 2006 was categorically similar to the distribution as of December 31, 2005. Increases or decreases in the amounts allocated to each category, as compared to those shown as of December 31, 2005, generally, reflect changes in portfolio balances outstanding due to new loan originations, loans paid off, changes in levels of credit line usage and the results of ongoing credit risk assessments of the loan portfolio.
     The following table summarizes the allocation of the allowance for loan losses for the dates indicated:
Table 4 — Summary of Allocation of the Allowance for Loan Losses
(Unaudited — Dollars In Thousands)

	AT SEPTEMBER 30,		AT DECEMBER 31,
	2006		2005
		Percent of		Percent of
		Loans		Loans
	Allowance	In Category	Allowance	In Category
	Amount	To Total Loans	Amount	To Total Loans
Allocated Allowances:
Commercial and Industrial	$3,249	8.3%	$3,134	7.6%
Business Banking	1,299	2.8%	1,193	2.5%
Commercial Real Estate	12,858	35.6%	11,554	33.5%
Real Estate Construction	3,376	6.7%	3,474	7.3%
Real Estate Residential	595	19.9%	650	21.2%
Consumer — Home Equity	1,030	13.6%	755	12.4%
Consumer — Auto	2,177	10.6%	2,629	12.9%
Consumer — Other	704	2.5%	757	2.6%
Imprecision Allowance	1,526	NA	2,493	NA

Total Allowance for Loan Losses	$26,814	100.0%	$26,639	100.0%

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

     The other method used to allocate allowances for loan losses entails the assignment of allowance amounts to individual loans on the basis of loan impairment. Certain loans are evaluated individually and are judged to be impaired when management believes it is probable that the Bank will not collect all of the contractual interest and principal payments as scheduled in the loan agreement. Under this method, loans are selected for evaluation based upon a change in internal risk rating, occurrence of delinquency, loan classification or non-accrual status. A specific allowance amount is allocated to an individual loan when such loan has been deemed impaired and when the amount of a probable loss is able to be estimated on the basis of: (a) the present value of anticipated future cash flows or on the loan’s observable fair market value or (b) the fair value of collateral if the loan is collateral dependent. Loans with a specific allowance and the amount of such allowance totaled $2.4 million and $164,000, respectively, at September 30, 2006 and $558,000 and $1,000, respectively, at December 31, 2005. In addition, at September 30, 2006, there were $1.2 million of residential loans that were evaluated individually for which a specific allowance of $194,000 has been assigned to.
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
     Due to the imprecise nature of the loan loss estimation process and ever changing conditions, these risk attributes may not be adequately captured in data related to the formula-based loan loss components used to determine allocations in the Bank’s analysis of the adequacy of the allowance for loan losses. Management, therefore, has established and maintains an imprecision allowance for loan losses reflecting the uncertainty of future economic conditions within the Bank’s market area. The amount of this measurement imprecision allocation was $1.5 million and $2.5 million at September 30, 2006 and December 31, 2005, respectively.
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
     As of September 30, 2006, the allowance for loan losses totaled $26.8 million as compared to $26.6 million at December 31, 2005. Based on the processes described above, management believes that the level of the allowance for possible loan losses at September 30, 2006 is adequate.

     Goodwill and Core Deposit Intangibles Goodwill and Core Deposit Intangibles (“CDI”) decreased $242,000, or 0.4%, to $56.6 million at September 30, 2006 from December 31, 2005, resulting from the normal amortization of the CDI.
     Securities Securities decreased by $99.7 million, or 13.9%, during the nine months ending September 30, 2006. This decrease resulted mainly from the sale of $31.4 million in lower coupon securities in the first quarter of 2006 and the decision not to reinvest normal year to date runoff on the portfolio in the current rate environment. The ratio of securities to total assets as of September 30, 2006 was 21.0%, as compared to 23.6% at December 31, 2005 and 24.8% at September 30, 2005.
     Deposits Total deposits of $2.2 billion at September 30, 2006 decreased $24.9 million, or 1.1%, compared to December 31, 2005. The Company experienced a decrease in core deposits of $86.8 million, or 5.2%, offset by an increase in time deposits of $61.9 million, or 11.7%. Management believes intense competition for deposits is the major factor contributing to the decreased deposit balances.
     Borrowings Total borrowings decreased $78.0 million, or 13.3%, to $509.8 million at September 30, 2006 from December 31, 2005, as excess cash flow from the securities portfolio and certain loan categories were used to decrease wholesale borrowings.
     Stockholders’ Equity Stockholders’ equity as of September 30, 2006 totaled $222.3 million, as compared to $228.2 million at December 31, 2005. This amount decreased due to stock repurchases of $24.8 million, dividends declared of $7.2 million, and the net change in the fair value of derivatives of $0.6 million, offset by net income of $24.7 million, stock option exercise proceeds of $1.1 million, and a net decrease in unrealized losses on securities of $0.6 million.
     Equity to Assets Ratio The ratio of equity to assets was 7.6% at September 30, 2006 and 7.5% at December 31, 2005.
RESULTS OF OPERATIONS
     Summary of Results of Operations The Company reported net income of $8.6 million, a $131,000, or 1.5% decrease, for the third quarter of 2006 over the third quarter of 2005. Diluted earnings per share were $0.58 for the three months ended September 30, 2006, compared to $0.56 for the three months ended September 30, 2005. The Company reported net income of $24.7 million, a $107,000, or 0.4%, increase for the nine months ended September 30, 2006 as compared with the same period in 2005. Diluted earnings per share were $1.63 for the nine months ended September 30, 2006, as compared to $1.59 for the nine months ended September 30, 2005.
     Net Interest Income The amount of net interest income is affected by changes in interest rates and by the volume and mix of interest earning assets and interest bearing liabilities.
     On a fully tax equivalent basis, net interest income for the third quarter of 2006 decreased $903,000, or 3.3%, to $26.3 million, as compared to the third quarter of 2005. The

Company’s net interest margin was 3.89% for the quarter ended September 30, 2006 as compared to 3.93% for the quarter ended September 30, 2005. The Company’s interest rate spread (the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities) was 3.28% for the third quarter of 2006, 19 basis points less than the comparable period in the prior year.
     The net interest margin in the third quarter of 2006 was positively impacted by the recognition of the Federal Home Loan Bank of Boston’s (“FHLBB”) dividend received during the third quarter which was paid out on a six month basis to adjust for lack of a dividend in the second quarter. This additional dividend positively impacted net interest income and pre-tax earnings by $342,000.
     The following table presents the Company’s average balances, net interest income, interest rate spread, and net interest margin for the three and nine months ending September 30, 2006 and 2005. For purposes of the table and the following discussion, income from interest-earning assets and net interest income are presented on a fully-taxable equivalent basis by adjusting income and yields earned on tax-exempt interest received on loans to qualifying borrowers and on certain of the Company’s securities to make them equivalent to income and yields on fully-taxable investments, assuming a federal income tax rate of 35%.

Table 5 — Average Balance, Interest Earned/Paid & Average Yields
(Unaudited — Dollars in Thousands)

		INTEREST			INTEREST
	AVERAGE	EARNED/	AVERAGE	AVERAGE	EARNED/	AVERAGE
	BALANCE	PAID	YIELD/RATE	BALANCE	PAID	YIELD/RATE
FOR THE THREE MONTHS ENDED SEPTEMBER 30,	2006	2006	2006	2005	2005	2005
Interest-earning Assets:
Federal Funds Sold and Short Term Investments	$44,168	$577	5.23%	$8,437	$71	3.37%
Securities:
Trading Assets	1,534	12	3.13%	1,539	11	2.86%
Taxable Investment Securities	564,393	6,884	4.88%	688,230	7,481	4.35%
Non-taxable Investment Securities (1)	56,266	929	6.60%	61,924	1,028	6.64%

Total Securities:	622,193	7,825	5.03%	751,693	8,520	4.53%
Loans (1)	2,038,194	34,846	6.84%	2,004,389	31,086	6.20%

Total Interest-Earning Assets	$2,704,555	$43,248	6.40%	$2,764,519	$39,677	5.74%

Cash and Due from Banks	59,846			68,481
Other Assets	152,524			143,538

Total Assets	$2,916,925			$2,976,538

Interest-bearing Liabilities:
Deposits:
Savings and Interest Checking Accounts	$555,666	$1,326	0.95%	$593,464	$712	0.48%
Money Market	520,632	4,055	3.12%	513,681	2,432	1.89%
Time Deposits	582,526	5,848	4.02%	512,092	3,472	2.71%

Total interest-bearing deposits:	1,658,824	11,229	2.71%	1,619,237	6,616	1.63%
Borrowings:
Federal Home Loan Bank Borrowings	$340,400	$3,700	4.35%	$445,716	$4,362	3.91%
Federal Funds Purchased and Assets Sold Under Repurchase Agreement	122,842	926	3.02%	86,750	399	1.84%
Junior Subordinated Debentures	51,546	1,117	8.67%	51,546	1,117	8.67%
Treasury Tax and Loan Notes	708	8	4.52%	1,452	12	3.31%

Total borrowings:	515,496	5,751	4.46%	585,464	5,890	4.02%

Total Interest-Bearing Liabilities	$2,174,320	$16,980	3.12%	$2,204,701	$12,506	2.27%

Demand Deposits	505,134			530,115

Other Liabilities	17,473			17,369

Total Liabilities	2,696,927			2,752,185
Stockholders’ Equity	219,998			224,353

Total Liabilities and Stockholders’ Equity	$2,916,925			$2,976,538

Net Interest Income		$26,268			$27,171

Interest Rate Spread (2)			3.28%			3.47%

Net Interest Margin (2)			3.89%			3.93%

Supplemental Information:
Total Deposits, including Demand Deposits	$2,163,958	$11,229		$2,149,352	$6,616
Cost of Total Deposits			2.08%			1.23%
Total Funding Liabilities, including Demand Deposits	$2,679,454	$16,980		$2,734,816	$12,506
Cost of Total Funding Liabilities			2.53%			1.83%

(1)	The total amount of adjustment to present interest income and yield on a fully tax-equivalent basis is $439 and $452 for the three months ended September 30, 2006 and 2005, respectively. Also, non-accrual loans have been included in the average loan category; however, unpaid interest on non-accrual loans has not been included for purposes of determining interest income.

(2)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities. Net interest margin represents annualized net interest income as a percent of average interest-earning assets.

Table 6 — Average Balance, Interest Earned/Paid & Average Yields
(Unaudited — Dollars in Thousands)

		INTEREST			INTEREST
	AVERAGE	EARNED/	AVERAGE	AVERAGE	EARNED/	AVERAGE
	BALANCE	PAID	YIELD/RATE	BALANCE	PAID	YIELD/RATE
FOR THE NINE MONTHS ENDED SEPTEMBER 30,	2006	2006	2006	2005	2005	2005
Interest-earning Assets:
Federal Funds Sold and Short Term Investments	$19,469	$729	4.99%	$6,130	$137	2.98%
Securities:
Trading Assets	1,562	31	2.65%	1,546	27	2.33%
Taxable Investment Securities	595,510	20,504	4.59%	723,031	23,765	4.38%
Non-taxable Investment Securities (1)	58,594	2,978	6.78%	62,339	3,088	6.60%

Total Securities:	655,666	23,513	4.78%	786,916	26,880	4.55%
Loans (1)	2,044,053	101,820	6.64%	1,973,697	89,156	6.02%

Total Interest-Earning Assets	$2,719,188	$126,062	6.18%	$2,766,743	$116,173	5.60%

Cash and Due from Banks	59,842			65,145
Other Assets	151,815			142,989

Total Assets	$2,930,845			$2,974,877

Interest-bearing Liabilities:
Deposits:
Savings and Interest Checking Accounts	$563,270	$3,234	0.77%	$596,458	$2,032	0.45%
Money Market	528,893	10,906	2.75%	515,623	6,596	1.71%
Time Deposits	556,514	14,953	3.58%	504,108	9,321	2.47%

Total interest-bearing deposits:	1,648,677	29,093	2.35%	1,616,189	17,949	1.48%
Borrowings:
Federal Home Loan Bank Borrowings	$379,621	$12,031	4.23%	$485,418	$13,704	3.76%
Federal Funds Purchased and Assets Sold Under Repurchase Agreement	112,726	2,261	2.67%	73,902	862	1.56%
Junior Subordinated Debentures	51,546	3,352	8.67%	51,546	3,352	8.67%
Treasury Tax and Loan Notes	1,120	36	4.29%	1,714	28	2.18%

Total borrowings:	545,013	17,680	4.33%	612,580	17,946	3.91%

Total Interest-Bearing Liabilities	$2,193,690	$46,773	2.84%	$2,228,769	$35,895	2.15%

Demand Deposits	494,762			510,839

Other Liabilities	18,182			17,267

Total Liabilities	2,706,634			2,756,875
Stockholders’ Equity	224,211			218,002

Total Liabilities and Stockholders’ Equity	$2,930,845			$2,974,877

Net Interest Income		$79,289			$80,278

Interest Rate Spread (2)			3.34%			3.45%

Net Interest Margin (2)			3.89%			3.87%

Supplemental Information:
Total Deposits, including Demand Deposits	$2,143,439	$29,093		$2,127,028	$17,949
Cost of Total Deposits			1.81%			1.13%
Total Funding Liabilities, including Demand Deposits	$2,688,452	$46,773		$2,739,608	$35,895
Cost of Total Funding Liabilities			2.32%			1.75%

(1)	The total amount of adjustment to present interest income and yield on a fully tax-equivalent basis is $1,345 and $1,346 for the nine months ended September 30, 2006 and 2005, respectively. Also, non-accrual loans have been included in the average loan category; however, unpaid interest on non-accrual loans has not been included for purposes of determining interest income.

(2)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities. Net interest margin represents annualized net interest income as a percent of average interest-earning assets.
     Despite a smaller balance sheet, interest income for the third quarter of 2006 increased by $3.6 million, or 9.0%, to $43.2 million from the comparative quarter last year, as the 64 basis point increase in the yield on loans coupled with a 1.7% growth in average outstanding loan balances served to offset reduced income associated with a smaller securities portfolio. The 64 basis point increase in yield on loans is largely attributable to variable rate loans repricing higher with increases in the underlying rate index (e.g., LIBOR, Prime). The decline in the securities portfolio is deliberate, as Management has decided to not reinvest the normal amortization of the securities in the current low rate environment.
     The decrease in net interest income for the third quarter of 2006 compared to the third quarter of 2005 was mainly due to an increase in the cost of interest-bearing deposits, which increased by $4.6 million, or 69.7%, contributing to an increase in the total cost of funds of 70 basis points, to 2.53% at September 30, 2006 from 1.83% at September 30, 2005.
     For the nine months ending September 30, 2006 average loan balances grew by $70.4 million from the comparative period in 2005, while the yield on loans expanded by 62 basis points from 6.02% to 6.64%. On an average basis, the securities portfolio decreased to $655.6 million at September 30, 2006 from $786.9 million at September 30, 2005, while the yield on securities increased 23 basis points from 4.55% to 4.78%.
     Interest expense increased by $10.9 million and the total cost of funds increased by 57 basis points from 1.75% to 2.32% primarily attributable to competition.
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
Table 7 — Volume Rate Analysis

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006 Compared to 2005				2006 Compared to 2005
			Change				Change
	Change	Change	Due to		Change	Change	Due to
	Due to	Due to	Volume/	Total	Due to	Due to	Volume/	Total
	Rate	Volume	Rate	Change	Rate	Volume	Rate	Change
	(Unaudited - Dollars in Thousands)				(Unaudited - Dollars in Thousands)
Income on interest-earning assets:
Federal funds sold	$39	$301	$166	$506	$93	$298	$201	$592
Securities:
Taxable securities	913	(1,346)	(164)	(597)	1,130	(4,192)	(199)	(3,261)
Non-taxable securities (1)	(6)	(94)	1	(99)	80	(185)	(5)	(110)
Trading assets	1	—	—	1	4	—	—	4

Total Securities:	908	(1,440)	(163)	(695)	1,214	(4,377)	(204)	(3,367)
Loans (1) (2)	3,182	524	54	3,760	9,159	3,178	327	12,664

Total	$4,129	$(615)	$57	$3,571	$10,466	$(901)	$324	$9,889

Expense of interest-bearing liabilities:
Deposits:
Savings and Interest Checking accounts	$704	$(45)	$(45)	$614	$1,393	$(113)	$(78)	$1,202
Money Market	1,569	33	21	1,623	4,036	170	104	4,310
Time deposits	1,669	477	230	2,376	4,224	969	439	5,632

Total interest-bearing deposits:	3,942	465	206	4,613	9,653	1,026	465	11,144
Borrowings:
Federal Home Loan Bank borrowings	$483	$(1,031)	$(114)	$(662)	$1,680	$(2,987)	$(366)	$(1,673)
Federal funds purchased and assets sold under repurchase agreements	255	166	106	527	620	453	326	1,399
Junior Subordinated Debentures	—	—	—	—	—	—	—	—
Treasury tax and loan notes	4	(6)	(2)	(4)	27	(10)	(9)	8

Total borrowings:	742	(871)	(10)	(139)	2,327	(2,544)	(49)	(266)

Total	$4,684	$(406)	$196	$4,474	$11,980	$(1,518)	$416	$10,878

Change in net interest income	$(555)	$(209)	$(139)	$(903)	$(1,514)	$617	$(92)	$(989)

(1)	The total amount of adjustment to present income and yield on a fully tax-equivalent basis is $439 and $452 for the three months ended September 30, 2006 and 2005, respectively, and $1,345 and $1,346 for the nine months ended September 30, 2006 and 2005, respectively.

(2)	Loans include portfolio loans, loans held for sale and nonperforming loans; however unpaid interest on nonaccrual loans has not been included for purposes of determining interest income.

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
     The provision for loan losses decreased to $530,000 and $1.6 million for the three months and nine months ended September 30, 2006, respectively, compared with the $1.1 million and $3.1 million reported in the comparable year-ago periods. The reduced provisioning levels are a result of continued strong asset quality as well as a revised forecast for loan growth.
     Provision for loan losses for the nine months ended covered net charge-offs of $1.5 million by 1.1 times. The ratio of the allowance for loan losses to total loans remained at 1.31%. The allowance for loan losses at September 30, 2006 was 390.99% of nonperforming loans, as compared to 797.81% at December 31, 2005 and 1,074.53% at September 30, 2005.
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
     Non-Interest Income Non-interest income decreased by $88,000, or 1.2%, and increased by $195,000, or 1.0%, during the three and nine months ended September 30, 2006, respectively, as compared to the same periods in the prior year.
     Service charges on deposit accounts increased by $207,000, or 6.0%, and by $1.0 million, or 10.8%, for the three and nine months ended September 30, 2006, as compared to the same periods in 2005, primarily reflecting increased overdraft fees and debit card interchange revenue.
     Investment management revenue increased by $90,000, or 6.7%, and $498,000, or 12.5%, for the three and nine months ended September 30, 2006, compared to the same periods in 2005 due to growth in managed assets. Assets under administration at September 30, 2006 were $744.2 million, an increase of $92.3 million, or 14.2%, as compared to September 30, 2005.
     Mortgage banking income decreased by $542,000, or 50.8%, and by $586,000, or 22.7%, for the three and nine months ended September 30, 2006, as compared to the same periods in 2005. The decrease in the three and nine month periods ending September 30, 2006 is primarily attributable to a lower volume of mortgage sales in 2006 as compared to 2005. The balance of the mortgage servicing asset is $2.6 million and loans serviced amounted to $303.9 million as of September 30, 2006.

     Bank owned life insurance (“BOLI”) income increased $17,000, or 3.7%, and $1.4 million, or 100.7% for the three and nine months ended September 30, 2006, as compared to the same periods ended September 30, 2005. The increase in the nine month period is due to tax exempt BOLI death benefit proceeds, realized during the first quarter of 2006, which amounted to $1.3 million. This amount is classified as an operating cash flow in the Company’s Consolidated Statement of Cash Flows.
     There were no gains or losses on the sale of securities in the third quarter of 2006 and 2005. Net losses of $1.8 million were recorded in the nine months ended September 30, 2006 on the sale of securities and a gain of $616,000 was recorded in the nine months ended September 30, 2005.
     Other non-interest income increased by $140,000, or 17.6%, and by $258,000, or 11.1%, for the three and nine months ended September 30, 2006, as compared to the same periods in 2005. The quarter to date increase is primarily due to a gain on the sale of other real estate owned of $56,000 and unrealized gains on trading assets of $48,000. The year to date increase is primarily a result of improved checkbook revenue of $155,000 and commercial loan late charge fees of $108,000.
     Non-Interest Expense Non-interest expense decreased by $269,000, or 1.3%, and increased by $659,000, or 1.1%, for the three and nine months ended September 30, 2006, as compared to the same periods in 2005.
     Salaries and employee benefits increased by $284,000, or 2.4%, and by $266,000, or 0.7%, for the three and nine months ended September 30, 2006, as compared to the same periods in 2005. The increases are largely attributable to the increased cost of retirement and medical benefits.
     Occupancy and equipment related expense increased by $105,000, or 4.6%, and by $153,000, or 2.1%, for the quarter and year to date ending September 30, 2006, as compared to the same periods in 2005.
     Data processing and facilities management expense has increased $96,000, or 9.0%, and $239,000, or 7.9%, for the three and nine months ended September 30, 2006, compared to the same periods in 2005, largely attributable to the outsourcing of computer desktop support services.
     Other non-interest expense decreased by $754,000, or 14.8%, for the three months ended September 30, 2006, and was essentially flat for the nine months ended September 30, 2006, as compared to the same periods in the prior year. The decrease from the comparative three month period is primarily attributable to decreases in advertising and debit card and ATM processing expense.
     Income Taxes For the quarters ending September 30, 2006 and September 30, 2005, the Company recorded combined federal and state income tax provisions of $3.8 million and $3.9 million, respectively. These provisions reflect effective income tax rates of 30.9% and 30.7% for the quarters ending September 30, 2006 and September 30, 2005, respectively.
     During the second quarter of 2004, the Company announced that one of its subsidiaries (a Community Development Entity, or “CDE”), had been awarded $30.0 million in tax credit allocation authority under the New Markets Tax Credit (“NMTC”) Program of the United States Department of Treasury. In both 2004 and 2005, the Bank invested $15.0 million in the CDE providing it with the capital necessary to begin assisting qualified businesses in low-income communities throughout its market area. Based upon the Bank’s total $30.0 million investment, it is eligible to receive tax credits over an eight year period totaling 39.0% of its investment, or $11.7 million. The Company recognized $375,000 and $1.1 million benefit of these tax credits for the three and nine months ending September 30, 2006. The Company recognized $438,000 and $1.1 million benefit of these tax credits for the three and nine months ending September 30, 2005. The following table details the remaining expected tax credit recognition by year based upon the two $15.0 million investments made in 2004 and 2005.
Table 8 — New Markets Tax Credit Recognition Schedule
(Dollars in Thousands)

Investment		September - December 2006	2007	2008	2009	2010	2011	Remaining Total	Recognized In Prior Periods	Total Credits
2004	$15M	$187	$900	$900	$900	$900	$—	$3,787	$2,062	$5,849
2005	$15M	$188	$750	$900	$900	$900	$900	$4,538	$1,313	$5,851

Total	$30M	$375	$1,650	$1,800	$1,800	$1,800	$900	$8,325	$3,375	$11,700

     During the second quarter of 2006, another CDE subsidiary of the Company was awarded $45.0 million in tax credit allocation authority under the NMTC Program. The Bank has not yet invested funds into its other CDE subsidiary and therefore has not begun recognizing the associated tax credits. The $45 million in tax credit allocation authority will result in an overall 39.0%, or $17.6 million tax credit in the aggregate once fully deployed. Tax credits will be recognized over a seven year period, commencing in the year the Bank makes capital contributions in its other CDE subsidiary in return for tax credits. Credits will be recognized at a rate of 5% in each of the first three years and 6% in each of the final four years. Management has not yet determined when the Bank will begin to make capital contributions to its other CDE subsidiary and consequently has not determined when the tax credits will be recognized.
     The tax effects of all income and expense transactions are recognized by the Company in each year’s consolidated statements of income regardless of the year in which the transactions are reported for income tax purposes.
     Return on Average Assets and Equity The annualized consolidated returns on average equity and average assets for the three months ended September 30, 2006 were 15.56% and 1.17%, respectively, compared to 15.49% and 1.17% reported for the same period last year. For the nine months ended September 30, 2006, annualized consolidated returns on average equity and average assets were 14.72% and 1.13%, respectively, compared to 15.07% and 1.10%, for the nine months ended September 30, 2005.
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
     At September 30, 2006 and December 31, 2005 the Company had interest rate swaps, designated as “cash flow” hedges. The purpose of these swaps is to hedge the variability in the cash outflows of LIBOR-based borrowings attributable to changes in interest rates. The table below shows interest rate derivatives the Company held as of September 30, 2006 and December 31, 2005:

Table 9 — Interest Rate Derivatives
As of September 30, 2006

					Receive		Pay Fixed
	Notional	Trade	Effective	Maturity	(Variable)	Current Rate	Swap Rate/	Market Value
	Amount	Date	Date	Date	Index	Received	Cap Strike Rate	at September 30, 2006
Interest Rate Swaps
	$25,000,000	20-Sep-02	21-Nov-03	21-Nov-06	3 Month LIBOR	5.19%	3.65%	$63,120
	$25,000,000	16-Jan-04	21-Jan-04	21-Jan-07	3 Month LIBOR	5.07%	2.49%	$228,628
	$35,000,000	18-Jan-05	20-Jan-05	20-Jan-10	3 Month LIBOR	5.08%	4.06%	$958,970
	$25,000,000	16-Feb-06	28-Dec-06	28-Dec-16	3 Month LIBOR	N/A	5.04%	$49,274
	$25,000,000	16-Feb-06	28-Dec-06	28-Dec-16	3 Month LIBOR	N/A	5.04%	$48,434

Total	$135,000,000						Total	$1,348,426

Interest Rate Caps
	$100,000,000	27-Jan-05	31-Jan-05	31-Jan-08	3 Month LIBOR	5.13%	4.00%	$1,493,988

Grand Total	$235,000,000						Grand Total	$2,842,414

As of December 31, 2005

					Receive		Pay Fixed
	Notional	Trade	Effective	Maturity	(Variable)	Current Rate	Swap Rate/	Market Value
	Amount	Date	Date	Date	Index	Received	Cap Strike Rate	at December 31, 2005
Interest Rate Swaps
	$25,000,000	20-Sep-02	21-Nov-03	21-Nov-06	3 Month LIBOR	4.37%	3.65%	$236,726
	$25,000,000	20-Sep-02	21-Nov-03	21-Nov-06	3 Month LIBOR	4.37%	3.65%	$236,506
	$25,000,000	16-Jan-04	21-Jan-04	21-Jan-07	3 Month LIBOR	4.18%	2.49%	$587,862
	$35,000,000	18-Jan-05	20-Jan-05	20-Jan-10	3 Month LIBOR	4.17%	4.06%	$905,485

Total	$110,000,000						Total	$1,966,579

Interest Rate Caps
	$100,000,000	27-Jan-05	31-Jan-05	31-Jan-08	3 Month LIBOR	4.26%	4.00%	$1,655,184

Grand Total	$210,000,000						Grand Total	$3,621,763

     During February 2006, the Company entered into two forward-starting swaps, each with a $25.0 million notional amount. These swaps have an effective date of December 28, 2006, and it is currently the intent of the Company that both Independent Capital Trusts III and IV will exercise the option to call their Trust Preferred Securities on or soon after the first callable dates of December 31, 2006 and April 30, 2007, respectively. It is also the intent of the Company to replace the outstanding Trust Preferred Securities by issuing new Trust Preferred Securities at variable interest rates based on LIBOR plus a spread through a newly formed Capital Trust. The Company is utilizing the forward-starting swaps to hedge itself against interest rate risk until the issuance of the new Trust Preferred Securities, and will then be hedging itself against the changes in interest rates over the life of the new Trust Preferred Securities.
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
     The following table set forth the fair value of residential mortgage loan commitments and forward sales agreements at the periods indicated:

Table 10 — Fair Value of Residential Mortgage Loan Commitments and Forward Sales Agreements

	Fair Value At
	September 30,	December 31,	September 30,	December 31,
	2006	2005	2005	2004
Residential Mortgage Loan Commitments	$275,000	$108,000	$162,000	$148,000
Forward Sales Agreements	($108,000)	($22,000)	$96,000	($47,000)

	Change for the Three Months		Change for the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Residential Mortgage Loan Commitments	$153,000	($186,000)	$167,000	$14,000
Forward Sales Agreements	($215,000)	$171,000	($86,000)	$143,000

Total Change in Fair Value	($62,000)	($15,000)	$81,000	$157,000

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
     The following table sets forth the estimated effects on the Company’s net interest income over a 12-month period following the indicated dates in the event of the indicated increases or decreases in market interest rates:
Table 11 — Interest Rate Sensitivity

	200 Basis Point	200 Basis Point
	Rate Increase	Rate Decrease
September 30, 2006	(3.18%)	(0.20%)
September 30, 2005	(1.23%)	(1.14%)
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
     The most significant factors affecting market risk exposure of the Company’s net interest income during the third quarter of 2006 were (i) changes in the composition and prepayment speeds of mortgage assets and loans, (ii) the shape of the U.S. Government securities and interest rate swap yield curve, (iii) the level of U.S. prime interest rates, and (iv) the level of rates paid on deposit accounts.
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

     The Bank utilizes its extensive branch network to access retail customers who provide a stable base of in-market core deposits. These funds are principally comprised of demand deposits, interest checking accounts, savings accounts, and money market accounts. Deposit levels are greatly influenced by interest rates, economic conditions, and competitive factors. The Bank has also established repurchase agreements with major brokerage firms as potential sources of liquidity. At September 30, 2006, the Company had $25.0 million outstanding of such repurchase agreements. In addition to agreements with brokers, the Bank also had customer repurchase agreements outstanding amounting to $91.2 million at September 30, 2006. As a member of the Federal Home Loan Bank, the Bank has access to approximately $598.1 million of borrowing capacity. On September 30, 2006, the Bank had $340.4 million outstanding in FHLB borrowings.
     The Company, as a separately incorporated bank holding company, has no significant operations other than serving as the sole stockholder of the Bank. Its commitments and debt service requirement, at September 30, 2006, consist of junior subordinated debentures, including accrued interest, issued to two unconsolidated entities, $25.8 million to Independent Capital Trust III and $25.8 million to Independent Capital Trust IV, in connection with the issuance of 8.625% Capital Securities due in 2031 and 8.375% Capital Securities due in 2032, respectively. The Parent’s only obligations relate to its reporting obligations under the Securities and Exchange Act of 1934, as amended and related expenses as a publicly traded company. The Company funds virtually all expenses through dividends paid by the Bank.
     The Company actively manages its liquidity position under the direction of the Asset/Liability Management Committee. Periodic review under prescribed policies and procedures is intended to ensure that the Company will maintain adequate levels of available funds. At September 30, 2006, the Company’s liquidity position was well above policy guidelines. Management believes that the Bank has adequate liquidity available to respond to current and anticipated liquidity demands.
     Capital Resources and Dividends The Federal Reserve Board, the Federal Deposit Insurance Corporation, and other regulatory agencies have established capital guidelines for banks and bank holding companies. Risk-based capital guidelines issued by the federal regulatory agencies require banks to meet a minimum Tier 1 risk-based capital ratio of 4.0% and a total risk-based capital ratio of 8.0%. At September 30, 2006, the Company had a Tier 1 risk-based capital ratio of 10.50% and a total risk-based capital ratio of 11.75%. The Bank had a Tier 1 risk-based capital ratio of 10.13% and a total risk-based capital ratio of 11.38% as of the same date.
     A minimum requirement of 4.0% Tier 1 leverage capital is also mandated. On September 30, 2006, the Company and the Bank had Tier 1 leverage capital ratios of 7.78% and 7.49%, respectively.
     On September 21, 2006, the Company’s Board of Directors declared a cash dividend of $0.16 per share, a 6.7% increase from September 2005, to stockholders of record as of the close of business on September 28, 2006. This dividend was paid on October 6, 2006. On an annualized basis, the dividend payout ratio amounted to 28.4% of the trailing four quarters’ earnings.

     Contractual Obligations, Commitments, Contingencies, and Off-Balance Sheet Financial Instruments The Company has entered into contractual obligations and commitments and off-balance sheet financial instruments. The following tables summarize the Company’s contractual cash obligation and other commitment and off-balance sheet financial instruments at September 30, 2006:
Table 12 — Contractual Obligations, Commitments and Off-Balance Sheet Financial Instruments by Maturity
(Unaudited — Dollars in Thousands)

	Payments Due - By Period
		Less than	One to	Four to	After
	Total	One Year	Three Years	Five Years	Five Years
Contractual Obligations
FHLB advances (1)	$340,389	$185,125	$35,145	$70,006	$50,113
Junior subordinated debentures	51,546	—	—	—	51,546
Lease obligations	12,859	2,360	4,021	2,677	3,801
Data processing and core systems	19,922	5,321	9,923	4,678	—
Other vendor contracts	2,751	1,674	1,077	—	—
Retirement benefit obligations (2)	26,856	675	452	623	25,106
Other
Treasury tax & loan notes	1,606	1,606	—	—	—
Securities sold under repurchase agreements	25,000	—	—	25,000	—
Customer repurchase agreements	91,242	91,242	—	—	—

Total contractual cash obligations	$572,171	$288,003	$50,618	$102,984	$130,566

	Amount of Commitment Expiring - By Period
Off-Balance Sheet		Less than	One to	Four to	After
	Total	One Year	Three Years	Five Years	Five Years
Financial Instruments
Lines of credit	$297,945	$38,209	$—	$—	$259,736
Standby letters of credit	8,645	8,645	—	—	—
Other loan commitments	251,075	215,207	26,824	5,447	3,597
Forward commitments to sell loans	25,742	25,742	—	—	—
Interest rate swaps — notional value (1) (3)	135,000	50,000	—	35,000	50,000
Interest rate caps — notional value (1) (4)	100,000	—	100,000	—	—

Total Commitments	$818,407	$337,803	$126,824	$40,447	$313,333

(1)	The Company has hedged short-term borrowings.

(2)	Retirement benefit obligations include expected contributions to the Company’s pension plan, post retirement plan, and supplemental executive retirement plans. Expected contributions for the pension plan have been included only through plan year July 1, 2006 — June 30, 2007. Contributions beyond this plan year can not be quantified as they will be determined based upon the return on the investments in the plan. Expected contributions for the post retirement plan and supplemental executive retirement plans include obligations that are payable over the life of the participants.

(3)	Interest rate swaps on borrowings (Rockland Trust Company pays fixed, receives variable).

(4)	Interest rate cap on borrowings (4.00% 3-month LIBOR strike rate).
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
     Changes in Internal Controls over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the third quarter of 2006 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.
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
(c) The following table sets forth information with respect to any purchase made by or on behalf of Independent Bank Corp. or any “affiliated purchaser,” as defined in 204.10b-18(a)(3) under the Securities Exchange Act of 1934, of shares of Independent Bank Corp. common stock during the indicated periods:

	Issuer Purchases of Equity Securities
			Total number of shares	Maximum number of
		Weighted	purchased as part of	shares that may yet be
	Total number of	Average price paid	publicly announced plans	purchased under the
Period	shares purchased	per share	or programs	plans or programs (1)
January 1st - 31st, 2006	43,700	$29.56	43,700	756,300
February 1st - 28th, 2006	81,500	$29.42	81,500	674,800
March 1st - 31st, 2006	68,100	$30.67	68,100	606,700
April 1st - 30th, 2006	196,450	$31.30	196,450	410,250
May 1st — May 31st, 2006	160,286	$31.63	160,286	249,964
June 1st — June 30th, 2006	161,800	$31.07	161,800	88,164
July 1st — July 31st, 2006	75,000	$31.62	75,000	13,164
August 1st — August 31st, 2006	13,164	$33.09	13,164	—

Total	800,000	$31.04	800,000	—

(1)	On January 19, 2006, the Company announced a common stock repurchase program to repurchase up to 800,000 shares.
Item 3. Defaults Upon Senior Securities — None
Item 4. Submission of Matters to a Vote of Security Holders — None
Item 5. Other Information — None
Item 6. Exhibits

Exhibits Index

No.	Exhibit
3.(i)	Restated Articles of Organization, as amended as of February 10, 2005, incorporated by reference to the Company’s Form 8-K filed on May 18, 2005.

3.(ii)	Amended and Restated Bylaws of the Company, as amended as of February 10, 2005, incorporated by reference to the Company’s Form 8-K filed on May 18, 2005.

4.1	Specimen Common Stock Certificate, incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 1992.

4.2	Specimen preferred Stock Purchase Rights Certificate, incorporated by reference to the Company’s Form 8-A Registration Statement filed by the Company on November 5, 2001.

4.3	Indenture of Registrant relating to the 8.625% Junior Subordinated Debentures issued to Independent Capital Trust III, incorporated by reference to the Form 8-K filed by the Company on April 18, 2002.

4.4	Form of Certificate of 8.625% Junior Subordinated Debenture (included as Exhibit A to Exhibit 4.3).

4.5	Amended and Restated Declaration of Trust for Independent Capital Trust III, incorporated by reference to the Form 8-K filed by the Company on April 18, 2002.

4.6	Form of Preferred Security Certificate for Independent Capital Trust III (included as Exhibit D to exhibit 4.5).

4.7	Preferred Securities Guarantee Agreement of Independent Capital Trust III, incorporated by reference to the Form 8-K filed by the Company on April 18, 2002.

4.8	Indenture of Registrant relating to the 8.375% Junior Subordinated Debentures issued to Independent Capital Trust IV, incorporated by reference to the Form 8-K filed by the Company on April 18, 2002.

4.9	Form of Certificate of 8.375% Junior Subordinated Debenture (included as Exhibit A to Exhibit 4.8).

4.10	Amended and Restated Declaration of Trust for Independent Capital Trust IV, incorporated by reference to the Form 8-K filed by the Company on April 18, 2002.

4.11	Form of Preferred Security Certificate for Independent Capital Trust IV (included as Exhibit D to Exhibit 4.10).

4.12	Preferred Securities Guarantee Agreement of Independent Capital Trust IV, incorporated by reference to the Form 8-K filed by the Company on April 18, 2002.

10.1	Amended and Restated Independent Bank Corp. 1987 Incentive Stock Option Plan (“Stock Option Plan”) (Management contract under Item 601 (10)(iii)(A)). Incorporated by reference to the Company’s annual report on Form 10-K for

No.	Exhibit
the year ended December 31, 1994.

10.2	Independent Bank Corp. 1996 Non-Employee Directors’ Stock Option Plan (Management contract under Item 601 (10)(iii)(A)). Incorporated by reference to the Company’s Definitive Proxy Statement for the 1996 Annual Meeting of Stockholders filed with the Commission on March 19, 1996.

10.3	Independent Bank Corp. 1997 Employee Stock Option Plan (Management contract under Item 601 (10)(iii)(A)). Incorporated by reference to the Company’s Definitive Proxy Statement for the 1997 Annual Meeting of Stockholders filed with the Commission on March 20, 1997.

10.4	Independent Bank Corp. 2005 Employee Stock Plan incorporated by reference to Form S-8 filed by the Company on July 28, 2005.

10.5	Renewal Rights Agreement noted as of September 14, 2000 by and between the Company and Rockland, as Rights Agent (Exhibit to Form 8-K filed on October 23, 2000).

10.6	Independent Bank Corp. Deferred Compensation Program for Directors (restated as amended as of December 1, 2000). Incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2000.

10.7	Master Securities Repurchase Agreement, incorporated by reference to Form S-1 Registration Statement filed by the Company on September 18, 1992.

10.8	First Amended and Restated Employment Agreement between Christopher Oddleifson and the Company and Rockland Trust dated April 14, 2005 is filed as an exhibit under the Form 8-K filed on April 14, 2005.

10.9	Revised employment agreement between Raymond G. Fuerschbach, Edward F. Jankowski, Ferdinand T. Kelley, Jane L. Lundquist, Edward H. Seksay and Denis K. Sheahan and the Company and Rockland Trust (Management Contracts under Item 601 (10)(iii)(A)) dated December 6, 2004 are filed as an exhibit under the Form 8-K filed on December 9, 2004.

10.10	Options to acquire shares of the Company’s Common Stock pursuant to the Independent Bank Corp. 1997 Employee Stock Option Plan were awarded to Christopher Oddleifson, Raymond G. Fuerschbach, Edward F. Jankowski, Ferdinand T. Kelley, Jane L. Lundquist, Edward H. Seksay and Denis K. Sheahan pursuant to option agreements dated December 9, 2004. The form of these option agreements were filed as exhibits under the Form 8-K filed on December 15, 2004.

10.11	On-Site Outsourcing Agreement by and between Fidelity Information Services, Inc. and Independent Bank Corp., effective as of November 1, 2004. Incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2004 filed on March 4, 2005. (PLEASE NOTE: Portions of this contract, and its exhibits and attachments, have been omitted pursuant to a request for confidential treatment sent on March 4, 2005 to the Securities and Exchange Commission. The locations where material has been omitted are indicated by the following notation: “{****}”. The entire contract, in unredacted form, has been filed separately with the Commission with the request for confidential treatment.)

10.12	New Markets Tax Credit program Allocation Agreement between the Community Development Financial Institutions Fund of the United States

No.	Exhibit
Department of the Treasury and Rockland Community Development with an Allocation Effective Date of September 22, 2004 is filed as an exhibit under the Form 8-K filed on October 14, 2004.

10.13	Options to acquire shares of the Company’s Common Stock pursuant to the Independent Bank Corp. 2005 Employee Stock Plan were awarded to Christopher Oddleifson, Raymond G. Fuerschbach, Edward F. Jankowski, Ferdinand T. Kelley, Jane L. Lundquist, Edward H. Seksay, and Denis K. Sheahan pursuant to option agreements dated December 15, 2005. The form of option agreements used for these awards were filed as exhibits under the Form 8-K filed on December 20, 2005 .

10.14	Independent Bank Corp. and Rockland Trust Company Executive Officer Performance Incentive Plan (the “2006 Executive Incentive Plan”) (Management contract under Item 601 (10)(iii)(A)). Incorporated by reference to the Company’s Form 10-Q for the quarter ended March 31, 2006, filed on May 9, 2006. (PLEASE NOTE: Portions of the 2006 Executive Incentive Plan, and its exhibits and attachments, have been omitted pursuant to a request for confidential treatment sent on May 8, 2006 to the Securities and Exchange Commission. The locations where material has been omitted are indicated by the following notation: “{****}”. The entire 2006 Executive Incentive Plan, in unredacted form, has been filed separately with the Commission with the request for confidential treatment.)

10.15	Independent Bank Corp. 2006 Non-Employee Director Stock Plan incorporated by reference to Form S-8 filed by the Company on April 17, 2006.

10.16	Independent Bank Corp. Stock Option Agreement for Non-Employee Director is filed as an exhibit under the Form 10-Q filed on May 9, 2006.

10.17	Independent Bank Corp. Restricted Stock Agreement for Non-Employee Director is filed as an exhibit under the Form 10-Q filed on May 9, 2006.

31.1	Section 302 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.*

31.2	Section 302 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.*

32.1	Section 906 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.+

32.2	Section 906 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.+

*	Filed herewith

+	Furnished herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
INDEPENDENT BANK CORP.
(registrant)

Date: November 2, 2006	/s/ Christopher Oddleifson

Christopher Oddleifson
President and
Chief Executive Officer

Date: November 2, 2006	/s/ Denis K. Sheahan

Denis K. Sheahan
Chief Financial Officer
and Treasurer
(Principal Financial and
Principal Accounting Officer)
INDEPENDENT BANK CORP.
(registrant)