Form 10-K
period 2006-12-31
INDEPENDENT BANK CORP
filed 2007-02-28
CIK 776901

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 1-9047
Independent Bank Corp.
(Exact name of registrant as specified in its charter)

Massachusetts	04-2870273
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

288 Union Street Rockland, Massachusetts (Address of principal executive offices)	02370 (Zip Code)

Registrant’s telephone number, including area code:
(781) 878-6100

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $.0l par value per share Preferred Stock Purchase Rights	Nasdaq Global Select Market Nasdaq Global Select Market

Securities registered pursuant to section 12(b) of the Act:

None

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

The aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock on June 30, 2006, was approximately $446,729,890

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. January 31, 2007: 14,502,235

DOCUMENTS INCORPORATED BY REFERENCE

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

Portions of the Registrant’s definitive proxy statement for its 2007 Annual Meeting of Stockholders are incorporated into Part III, Items 10-13 of this Form 10-K.

INDEPENDENT BANK CORP.

2006 ANNUAL REPORT ON FORM 10-K

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

General

Independent Bank Corp. (the “Company”) is a state chartered, federally registered bank holding company headquartered in Rockland, Massachusetts that was incorporated under Massachusetts law in 1985. The Company is the sole stockholder of Rockland Trust Company (“Rockland” or the “Bank”), a Massachusetts trust company chartered in 1907. Rockland is a community-oriented commercial bank. The community banking business, the Company’s only reportable operating segment, consists of commercial banking, retail banking, investment management services, retail investments and insurance sales and is managed as a single strategic unit. The community banking business derives its revenues from a wide range of banking services, including lending activities, acceptance of demand, savings, and time deposits, investment management and trust services, retail investments and insurance services, and mortgage banking income. Rockland offers a full range of community banking services through its network of 52 banking offices (including 50 full-service branches), nine commercial banking centers, three investment management group offices, and four residential lending centers, which are located in the Plymouth, Norfolk, Barnstable and Bristol counties of southeastern Massachusetts and Cape Cod. At December 31, 2006, the Company had total assets of $2.8 billion, total deposits of $2.1 billion, stockholders’ equity of $229.8 million, and 708 full-time equivalent employees.

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

In attracting deposits, the Bank’s primary competitors are savings banks, commercial and co-operative banks, credit unions, internet banks, as well as other non-bank institutions that offer financial alternatives such as brokerage firms and insurance companies. Competitive factors considered in attracting and retaining deposits include deposit and investment products and their respective rates of return, liquidity, and risk among other factors, such as, convenient branch locations and hours of operation, personalized customer service, online access to accounts, and automated teller machines.

The Bank’s market area is attractive and entry into the market by financial institutions previously not competing in the market area may continue to occur. The entry into the market area by these institutions, and other non-bank institutions that offer financial alternatives could impact the Bank’s growth or profitability.

Lending Activities

The Bank’s gross loan portfolio (loans before allowance for loan losses) amounted to $2.0 billion on December 31, 2006 or 71.6% of total assets on that date. The Bank classifies loans as commercial, business banking, real estate, or consumer. Commercial loans consist primarily of loans to businesses with credit needs in excess of $250,000 and revenue in excess of $2.5 million for working capital and other business-related purposes and floor plan financing. Business banking loans consist primarily of loans to businesses with commercial credit needs of less than or equal to $250,000 and revenues of less than $2.5 million. Real estate loans are comprised of commercial mortgages that are secured by non-residential properties, residential mortgages that are secured primarily by owner-occupied residences and mortgages for the construction of commercial and residential properties. Consumer loans consist primarily of automobile loans and home equity loans.

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

The Bank’s principal earning assets are its loans. Although the Bank judges its borrowers to be creditworthy, the risk of deterioration in borrowers’ abilities to repay their loans in accordance with their existing loan agreements is inherent in any lending function. Participating as a lender in the credit market requires a strict underwriting and monitoring process to minimize credit risk. This process requires substantial analysis of the loan application, an evaluation of the customer’s capacity to repay according to the loan’s contractual terms, and an objective determination of the value of the collateral. The Bank also utilizes the services of an independent third-party consulting firm to provide loan review services, which consist of a variety of monitoring techniques performed after a loan becomes part of the Bank’s portfolio.

The Bank’s Controlled Asset and Consumer Collections Departments are responsible for the management and resolution of nonperforming assets. In the course of resolving nonperforming loans, the Bank may choose to restructure certain contractual provisions. Nonperforming assets are comprised of nonperforming loans, nonperforming securities and Other Real Estate Owned (“OREO”). Nonperforming loans consist of loans that are more than 90 days past due but still accruing interest and nonaccrual loans. OREO includes properties held by the Bank as a result of foreclosure or by acceptance of a deed in lieu of foreclosure. In order to facilitate the disposition of OREO, the Bank may finance the purchase of such properties at market rates, if the borrower qualifies under the Bank’s standard underwriting guidelines. The Bank had one property held as OREO for both periods ending December 31, 2006 and December 31, 2005.

Origination of Loans  Commercial and industrial loan applications are obtained through existing customers, solicitation by Bank personnel, referrals from current or past customers, or walk-in customers. Commercial real estate loan applications are obtained primarily from previous borrowers, direct contact with the Bank, or referrals. Business banking loan applications are typically originated by the Bank’s retail staff, through a dedicated team of business officers, by referrals from other areas of the Bank, referrals from current or past customers or through walk-in customers. Customers for residential real estate loans are referred to Mortgage Loan Officers who will meet with the borrowers at the borrower’s convenience. Pre-approvals may be completed by a customer online via a seamless link to the Federal National Mortgage Association’s (“FNMA”) Loan Portal through the Company’s website. Residential real estate loan applications primarily result from referrals by real estate brokers, homebuilders, and existing or walk-in customers. The Bank also maintains a staff of field originators who solicit and refer residential real estate loan applications to the Bank. These employees are compensated on a commission basis and provide convenient origination services during banking and non-banking hours. The Company uses a select group of third party originators to generate additional real estate loan volume. The loans are underwritten and closed in the name of the Bank. Volume generated by these third party originators was less than 5% of total origination in 2006. Consumer loan applications are directly obtained through existing or walk-in customers who have been made aware of the Bank’s consumer loan services through advertising and other media, as well as indirectly through a network of automobile, recreational vehicle, and boat dealers.

Commercial and industrial loans, commercial real estate loans, and construction loans may be approved by commercial loan underwriters up to their individually assigned lending limits, which are established and modified periodically by management, with ratification by the Board of Directors, to reflect the officer’s expertise and experience. Any of those types of loans which are in excess of a commercial loan officer’s assigned lending authority must be approved by various levels of authority within the Commercial Lending Division, depending on the loan amount, up to and including the Senior Loan Committee and, ultimately, the Executive Committee of the Board of Directors.

Business banking loans may be approved by business banking underwriters up to their individually assigned lending limits which are established and modified periodically by the Director of Consumer and Business Banking and ratified by the Board of Directors to reflect the officer’s expertise and experience. The Director of Consumer and Business Banking’s lending limit is recommended by the Chief Financial Officer (“CFO”) and ratified by the

Board of Directors. Any loan which is in excess of the business banking officer’s assigned lending authority must be approved by the Director of Consumer and Business Banking.

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

In accordance with governing banking statutes, Rockland is permitted, with certain exceptions, to make loans and commitments to any one borrower, including related entities, in the aggregate amount of not more than 20% of the Bank’s stockholders’ equity, which is the “Banks legal lending limit” or $53.3 million at December 31, 2006. Notwithstanding the foregoing, the Bank has established a more restrictive limit of not more than 75% of the Bank’s legal lending limit, or $40.0 million at December 31, 2006, which may only be exceeded with the approval of the Board of Directors. There were no borrowers whose total indebtedness in aggregate exceeded $40.0 million as of December 31, 2006.

Sale of Loans  The Bank’s residential real estate loans are generally originated in compliance with terms, conditions and documentation which permit the sale of such loans to the Federal Home Loan Mortgage Corporation (“FHLMC”), the Federal National Mortgage Association (“FNMA”), the Government National Mortgage Association (“GNMA”), and other investors in the secondary market. Loan sales in the secondary market provide funds for additional lending and other banking activities. The Bank sells the servicing on a majority of the sold loans for a servicing released premium, simultaneous with the sale of the loan. As part of its asset/liability management strategy, the Bank may retain a portion of the adjustable rate residential real estate loan originations for its portfolio. During 2006, the Bank originated $209.7 million in residential real estate loans of which $34.0 million was retained in its portfolio, comprised primarily of adjustable rate loans.

Commercial and Industrial Loans  The Bank offers secured and unsecured commercial loans for business purposes, including issuing letters of credit. At December 31, 2006, $174.4 million, or 8.6% of the Bank’s gross loan portfolio consisted of commercial and industrial loans. Commercial and industrial loans generated 8.0%, 7.2%, and 6.9% of total interest income for the fiscal years ending 2006, 2005 and 2004, respectively.

Commercial loans may be structured as term loans or as revolving lines of credit. Commercial term loans generally have a repayment schedule of five years or less and, although the Bank occasionally originates some commercial term loans with interest rates which float in accordance with a designated index rate, the majority of commercial term loans have fixed rates of interest. The majority of commercial term loans are collateralized by equipment, machinery or other corporate assets. In addition, the Bank generally obtains personal guarantees from the principals of the borrower for virtually all of its commercial loans. At December 31, 2006, there were $63.8 million of term loans in the commercial loan portfolio.

Collateral for commercial revolving lines of credit may consist of accounts receivable, inventory or both, as well as other business assets. Commercial revolving lines of credit generally are reviewed on an annual basis and usually require substantial repayment of principal during the course of a year. The vast majority of these revolving lines of credit have variable rates of interest. At December 31, 2006, there were $110.6 million of revolving lines of credit in the commercial loan portfolio.

The Bank’s standby letters of credit generally are secured, generally have terms of not more than one year, and are reviewed for renewal in general on an annualized basis. At December 31, 2006, the Bank had $8.3 million of commercial and standby letters of credit.

The Bank also provides automobile and, to a lesser extent, boat and other vehicle floor plan financing. Floor plan loans are secured by the automobiles, boats, or other vehicles, which constitute the dealer’s inventory. Upon the sale of a floor plan unit, the proceeds of the sale are applied to reduce the loan balance. In the event a unit financed under a floor plan line of credit remains in the dealer’s inventory for an extended period, the Bank requires the dealer to pay-down the outstanding balance associated with such unit. Bank personnel make unannounced periodic inspections of each dealer to review the value and condition of the underlying collateral. At December 31, 2006, there were $14.1 million in floor plan loans, all of which have variable rates of interest.

Business Banking Loans  The business banking initiative caters to all of the banking needs of businesses with commercial credit requirements and revenues typically less than or equal to $250,000 and $2.5 million respectively, with automated loan underwriting capabilities and new loan and deposit products. Business banking loans totaled $59.9 million at December 31, 2006, or 3.0% of the Bank’s gross loan portfolio. Business banking loans generated 2.9%, 2.4%, and 1.3% of total interest income for the fiscal years ending 2006, 2005 and 2004, respectively.

Business banking loans may be structured as term loans, lines of credit including overdraft protection, owner and non-owner occupied commercial mortgages and standby letters of credit. Business banking generally obtains personal guarantees from the principals of the borrower for virtually all of its loan products.

Business banking term loans generally have an amortization schedule of five years or less and, although business banking occasionally originates some term loans with interest rates that float in accordance with the prime rate, the majority of business banking term loans have fixed rates of interest. The majority of business banking term loans are collateralized by machinery, equipment and other corporate assets. At December 31, 2006, there were $20.2 million of term loans in the business banking loan portfolio.

Business banking lines of credit and overdraft protection may be offered on an unsecured basis to qualified applicants. Collateral for secured lines of credit and overdraft protection typically consists of accounts receivable and inventory as well as other business assets. Business banking lines of credit and overdraft protection are reviewed on a periodic basis based upon the total amount of exposure to the customer and are typically written on a demand basis. The vast majority of these lines of credit and overdraft protection have variable rates of interest. At December 31, 2006, there were $33.8 million of lines of credit and overdraft protection in the business banking loan portfolio.

Both business banking owner and non-owner occupied commercial mortgages typically have an amortization schedule of twenty years or less but are written with a five year maturity. The majority of business banking owner occupied commercial mortgages have fixed rates of interest that are adjusted typically every three to five years. The majority of business banking owner occupied commercial mortgages are collateralized by first or second mortgages on owner occupied commercial real estate. At December 31, 2006, there were $3.4 million of owner occupied commercial mortgages in the business banking loan portfolio.

Business banking’s standby letters of credit generally are secured, have expirations of not more than one year, and are reviewed periodically for renewal. The business banking team makes use of the Bank’s authority as a preferred lender with the U.S. Small Business Administration. At December 31, 2006, there were $3.7 million of U.S. Small Business Administration guaranteed loans in the business banking loan portfolio.

Real Estate Loans  The Bank’s real estate loans consist of loans secured by commercial properties, loans secured by one-to-four family residential properties, and construction loans. As of December 31, 2006, the Bank’s loan portfolio included $740.5 million in commercial real estate loans, $390.2 million in residential real estate loans, $119.7 million in commercial construction loans and $7.3 million in residential construction loans, altogether totaling 62.1% of the Bank’s gross loan portfolio. Real estate loans generated an aggregate of 48.2%, 47.5%, and 46.2% of total interest income for the fiscal years ending December 31, 2006, 2005 and 2004, respectively.

The Bank’s commercial real estate portfolio is well-diversified with loans secured by a variety of property types, such as owner-occupied and non-owner-occupied commercial, retail, office, industrial, warehouse and other special purpose properties, such as hotels, motels, restaurants, and golf courses. Commercial real estate also includes loans secured by certain residential-related property types including multi-family apartment buildings, residential development tracts and, to a lesser extent, condominiums. The following pie chart shows the diversification of the commercial real estate portfolio as of December 31, 2006.

Commercial Real Estate Portfolio by Property Type

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

Consumer Loans  The Bank makes loans for a wide variety of personal needs. Consumer loans primarily consist of installment loans, home equity loans, overdraft protection, and personal lines of credit. As of December 31, 2006, $532.9 million, or 26.3%, of the Bank’s gross loan portfolio consisted of consumer loans. Consumer loans generated 22.2%, 20.8% and 20.1% of total interest income for the fiscal years ending December 31, 2006, 2005, and 2004, respectively.

The Bank’s installment loans consist primarily of automobile loans, which totaled $206.8 million, at December 31, 2006, or 10.2% of loans, a decrease from 12.9% of loans at year-end 2005, and a decrease from 14.8% of loans at year-end 2004. A substantial portion of the Bank’s automobile loans are originated indirectly by a network of approximately 185 new and used automobile dealers located within the Bank’s market area. Although employees of the dealer take applications for such loans, the loans are made pursuant to Rockland’s underwriting standards using Rockland’s documentation. A Rockland loan officer must approve all indirect loans. In addition to indirect automobile lending, the Bank also originates automobile loans directly.

The maximum term for the Bank’s automobile loans is 84 months for a new car loan and 72 months with respect to a used car loan. Loans on new and used automobiles are generally made without recourse to the dealer. The Bank requires all borrowers to maintain automobile insurance, including full collision, fire and theft, with a maximum allowable deductible and with the Bank listed as loss payee. In addition, in order to mitigate the adverse effect on interest income caused by prepayments, dealers are required to maintain a reserve, of up to 3% of the outstanding balance of the indirect loans originated by them under Reserve option “A”. Reserve option “A” allows the Bank to be rebated the prepaid dealer reserve on a pro-rata basis in the event of prepayment prior to maturity. Reserve option “B” allows the dealer to share the reserve with the Bank, split 75/25, however for the Bank’s receipt of 25%, no rebates are applied to the account after 90 days from date of first payment. Indirect automobile loans at December 31, 2006, had a weighted average FICO1 score of 721 and a weighted average combined loan to value ratio of 98.9%.

The Bank’s consumer loans also include home equity, unsecured loans and loans secured by deposit accounts, loans to purchase motorcycles, recreational vehicles, motor homes, boats, or mobile homes. The Bank generally will lend up to 100% of the purchase price of vehicles other than automobiles with terms of up to three years for motorcycles and up to fifteen years for recreational vehicles.

Home equity loans and lines may be made as a fixed rate term loan or under a variable rate revolving line of credit secured by a first or second mortgage on the borrower’s residence or second home. At December 31, 2006, $80.2 million, or 28.9%, of the home equity portfolio were term loans and $196.8 million, or 71.1%, of the home equity portfolio were revolving lines of credit. The Bank will originate home equity loans and lines in an amount up to 89.9% of the appraised value or on-line valuation, reduced for any loans outstanding secured by such collateral. Home equity loans and lines are underwritten in accordance with the Bank’s loan policy which includes a combination of credit score, loan to value ratio2, employment history and debt to income ratio. Home equity lines of credit at December 31, 2006, had a weighted average FICO1 score of 749 and a weighted average combined loan to value ratio of 58.0%.

1 FICO — represents a credit score determined by the Fair Isaac Corporation, with data provided by the three major credit repositories (Trans Union, Experian, and Equifax). This score predicts the likelihood of loan default. The lower the score, the more likely an individual is to default. The actual FICO scores range from 300 to 850 (fairissaac.com).
2 Loan to Value — is the ratio of the total potential exposure on a loan to the fair market value of the collateral. The higher the Loan to Value, the higher the loss risk in the event of default.

Cash reserve loans are made pursuant to previously approved unsecured cash reserve lines of credit. The rate on these loans is tied to the prime rate.

Investment Activities

The Bank’s securities portfolio consists of U.S. Treasury and U.S. Government agency obligations, state, county and municipal securities, mortgage-backed securities, collateralized mortgage obligations, Federal Home Loan Bank (“FHLB”) stock, corporate debt securities and equity securities held for the purpose of funding supplemental executive retirement plan obligations through a Rabbi Trust. Most of these securities are investment grade debt obligations with average lives of five years or less. U.S. Treasury and U.S. Government agency securities entail a lesser degree of risk than loans made by the Bank by virtue of the guarantees that back them, require less capital under risk-based capital rules than non-insured or non-guaranteed mortgage loans, are more liquid than individual mortgage loans, and may be used to collateralize borrowings or other obligations of the Bank. The Bank views its securities portfolio as a source of income and liquidity. Interest and principal payments generated from securities provide a source of liquidity to fund loans and meet short-term cash needs. The Bank’s securities portfolio is managed in accordance with the Rockland Trust Company Investment Policy adopted by the Board of Directors. The Chief Executive Officer or the Chief Financial Officer may make investments with the approval of one additional member of the Asset/Liability Management Committee, subject to limits on the type, size and quality of all investments, which are specified in the Investment Policy. The Bank’s Asset/Liability Management Committee, or its appointee, is required to evaluate any proposed purchase from the standpoint of overall diversification of the portfolio. At December 31, 2006, securities totaled $517.3 million. Total securities generated interest and dividends on securities of 17.8%, 21.8%, and 25.5% of total interest income for the fiscal years ended 2006, 2005 and 2004, respectively. The chart below shows the level of securities versus assets for the year end 2004, 2005 and 2006.

Level of Securities/Assets
(Dollars in thousands)

Sources of Funds

Deposits  Deposits obtained through Rockland’s branch banking network have traditionally been the principal source of the Bank’s funds for use in lending and for other general business purposes. The Bank has built a stable base of in-market core deposits from consumers, businesses, and municipalities located in southeastern Massachusetts and Cape Cod. Rockland offers a range of demand deposits, interest checking, money market accounts, savings accounts, and time certificates of deposit. Interest rates on deposits are based on factors that include loan demand, deposit maturities, alternative costs of funds, and interest rates offered by competing financial institutions in the Bank’s market area. The Bank believes it has been able to attract and maintain satisfactory levels of deposits based on the level of service it provides to its customers, the convenience of its banking locations, and its interest rates that are generally competitive with those of competing financial institutions. Rockland has a municipal banking department that focuses on providing service to local municipalities. At December 31, 2006, there were municipal deposits from customers of $122.0 million which are included in total deposits. As of December 31, 2006, total deposits were $2.1 billion.

Rockland’s branch locations are supplemented by the Bank’s internet banking services as well as automated teller machine (“ATM”) cards and debit cards, which may be used to conduct various banking transactions at ATMs maintained at each of the Bank’s full-service offices and four additional remote ATM locations. The ATM cards and debit cards also allow customers access to the “NYCE” regional ATM network, as well as the “Cirrus” nationwide ATM network. In addition, Rockland is a member of the “SUM” network, which allows access to 2,800 participating ATM machines free of surcharge. These networks provide the Bank’s customers access to their accounts through ATMs located throughout Massachusetts, the United States, and the world. The debit card also can be used at any place that accepts MasterCard worldwide.

Borrowings  Borrowings consist of short-term and intermediate-term obligations. Short-term borrowings can consist of FHLB advances, federal funds purchased, treasury tax and loan notes and assets sold under repurchase agreements. In a repurchase agreement transaction, the Bank will generally sell a security agreeing to repurchase either the same or a substantially identical security on a specified later date at a price slightly greater than the original sales price. The difference in the sale price and purchase price is the cost of the proceeds recorded as interest expense. The securities underlying the agreements are delivered to the dealer who arranges the transactions as security for the repurchase obligation. Payments on such borrowings are interest only until the scheduled repurchase date, which generally occurs within a period of 30 days or less. Repurchase agreements represent a non-deposit funding source for the Bank and the Bank is subject to the risk that the purchaser may default at maturity and not return the collateral. In order to minimize this potential risk, the Bank only deals with established investment brokerage firms when entering into these transactions. On December 31, 2006, the Bank had $25.0 million outstanding under these repurchase agreements with investment brokerage firms. In addition to agreements with brokers, the Bank has entered into similar agreements with its customers. At December 31, 2006, the Bank had $83.2 million of customer repurchase agreements outstanding.

In July 1994, Rockland became a member of the FHLB of Boston. Among the many advantages of this membership, this affiliation provides the Bank with access to short-to-medium term borrowing capacity. At December 31, 2006, the Bank had $305.1 million outstanding in FHLB borrowings with initial maturities ranging from 3 months to 20 years. In addition, the Bank had $198.7 million of borrowing capacity remaining with the FHLB at December 31, 2006.

Also included in borrowings are junior subordinated debentures payable to the Company’s unconsolidated special purpose entities (Independent Capital Trust IV (“Trust IV”) and Independent Capital Trust V (“Trust V”)) that issued trust preferred securities to the public. At December 31, 2006 there were $25.8 million outstanding junior subordinated debentures at a fixed rate of 8.375% issued by Trust IV and $51.5 million outstanding junior subordinated debentures issued by Trust V at a variable rate defined as the 3 month London Interbank Offered Rate plus 148 basis points. The Company has entered into interest rate swap agreements to fix the interest rate paid on these debentures for the next ten years at 6.52%. The debentures have a stated maturity of April 30, 2032 and March 31, 2037 for amounts due to Trust IV and V, respectively. Proceeds from the issuance of junior subordinated debentures from Trust V will be used to redeem all of the outstanding 8.375% junior subordinated debentures issued by Trust IV when they are first callable on April 30, 2007.

Investment Management, Retail Investments and Insurance

Investment Management  The Rockland Trust Investment Management Group provides investment management and trust services to individuals, small businesses, and charitable institutions throughout southeastern Massachusetts and Cape Cod. In addition, the Bank serves as executor or administrator of estates.

Accounts maintained by the Rockland Trust Investment Management Group consist of “managed” and “non-managed” accounts. “Managed” accounts are those for which the Bank is responsible for administration and investment management and/or investment advice. “Non-managed” accounts are those for which the Bank acts solely as a custodian or directed trustee. The Bank receives fees dependent upon the level and type of service(s) provided. For the year ended December 31, 2006, the Investment Management Group generated gross fee revenues of $5.5 million. Total assets under administration as of December 31, 2006, were $815.8 million, an increase of $135.7 million, or 20.0%, from December 31, 2005.

The administration of trust and fiduciary accounts is monitored by the Trust Committee of the Bank’s Board of Directors. The Trust Committee has delegated administrative responsibilities to three committees, one for investments, one for administration, and one for operations, all of which are comprised of Investment Management Group officers who meet not less than monthly.

Retail Investments and Insurance  In 1999, the Bank entered into an agreement with Independent Financial Marketing Group, Inc. (“IFMG”) and their insurance subsidiary IFS Agencies, Inc. (“IFS”) for the sale of mutual fund shares, unit investment trust shares, general securities, fixed and variable annuities and life insurance. At the end of June 2006, the Bank terminated its relationship with IFMG Securities and IFS Agencies and entered into agreements with Linsco/Private Ledger Corp. (“LPL”) and their insurance subsidiary Private Ledger Insurance Services of Massachusetts, Inc. to offer those services. Under the new arrangement, registered representatives who are dually employed by both the Bank and LPL are onsite to offer these products to the Bank’s customer base. In 2005, the Bank entered into an agreement with Savings Bank Life Insurance of Massachusetts (“SBLI”) to enable appropriately licensed Bank employees to offer SBLI’s fixed annuities and life insurance to the Bank’s customer base. For the year ended December 31, 2006, the retail investments and insurance group generated gross fee revenues of $593,000.

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

Capital Requirements  The Federal Reserve has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the BHCA. The Federal Reserve’s capital adequacy guidelines which generally require bank holding companies to maintain total capital equal to 8% of total risk-adjusted assets, with at least one-half of that amount consisting of Tier 1, or core capital and up to one-half of that amount consisting of Tier 2, or supplementary capital. Tier 1 capital for bank holding companies generally consists of the sum of common stockholders’ equity and perpetual preferred stock (subject in the case of the latter to limitations on the kind and amount of such stocks which may be included as Tier 1 capital), less net unrealized gains on available for sale securities and on cash flow hedges, post retirement adjustments recorded in accumulated other comprehensive income (according to an interim decision announced on December 14, 2006), and goodwill and other intangible assets required to be deducted from capital. Tier 2 capital generally consists of perpetual preferred stock which is not eligible to be included as Tier 1 capital; hybrid capital instruments such as perpetual debt and mandatory convertible debt securities, and term subordinated debt and intermediate-term preferred stock; and, subject to limitations, the allowance for loan losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics, with the categories ranging from 0% (requiring no additional capital) for assets such as cash to 100% for the majority of assets which are typically held by a bank holding company, including commercial real estate loans, commercial loans and consumer loans. Single family residential first mortgage loans which are not 90 days or more past due or nonperforming and which have been made in accordance with prudent underwriting standards are assigned a 50% level in the risk-weighting system, as are certain privately-issued mortgage-backed securities representing indirect ownership of such loans and certain multi-family housing loans. Off-balance sheet items also are adjusted to take into account certain risk characteristics.

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

The Company currently is in compliance with the above-described regulatory capital requirements. At December 31, 2006, the Company had Tier 1 capital and total capital equal to 11.05% and 12.30% of total risk-adjusted assets, respectively, and Tier 1 leverage capital equal to 8.05% of total assets. As of such date, Rockland complied with the applicable bank federal regulatory risked based capital requirements, with Tier 1 capital and total capital equal to 10.42% and 11.67% of total risk-adjusted assets, respectively, and Tier 1 leverage capital equal to 7.60% of total assets.

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

Each federal banking agency has broad powers to implement a system of prompt corrective action to resolve problems of institutions, that it regulates, which are not adequately capitalized. A bank shall be deemed to be (i) “well capitalized” if it has a total risk-based capital ratio of 10.0% or more, has a Tier 1 risk-based capital ratio of 6.0% or more, has a Tier 1 leverage capital ratio of 5.0% or more and is not subject to any written capital order or directive; (ii) “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more, a Tier 1 leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of “well capitalized”; (iii) “undercapitalized” if it has a total risk-based capital ratio that is less than 8.0%, or a Tier 1 risk-based capital ratio that is less than 4.0% or a Tier 1 leverage capital ratio of less than 4.0% (3.0% under certain circumstances); (iv) “significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6.0%, or a Tier 1 risk-based capital ratio that is less than 3.0%, or a Tier 1 leverage capital ratio that is less than 3.0%; and (v) “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. As of December 31, 2006, Rockland was deemed a “well-capitalized institution” for this purpose.

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

Any “company” would be required to obtain the approval of the Federal Reserve under the BHCA before acquiring 25% (5% in the case of an acquirer that is a bank holding company) or more of the outstanding common stock of, or such lesser number of shares as constitute control over, the Company. Such approval would be contingent upon, among other things, the acquirer registering as a bank holding company, divesting all impermissible holdings and ceasing any activities not permissible for a bank holding company. The Company owns no voting stock in any banking institution.

Deposit Insurance Premiums  Rockland currently pays deposit insurance premiums to the FDIC based on a single, uniform assessment rate established by the FDIC for all Bank Insurance Fund (“BIF”) -member institutions. The assessment rates range from 0% to 0.27%. Under the FDIC’s risk-based assessment system, institutions are assigned to one of three capital groups which assignment is based solely on the level of an institution’s capital — “well capitalized,” “adequately capitalized,” and “undercapitalized” — which are defined in the same manner as the regulations establishing the prompt corrective action system under the Federal Deposit Insurance Act (“FDIA”). Rockland is presently “well capitalized” and as a result, Rockland is currently not subject to any FDIC premium obligation.

Effective January 1, 2007, the FDIC approved new deposit insurance assessment rates that will be determined based upon a combination of financial ratios and supervisory factors. There are four established risk categories under the new assessment rules. The Bank anticipates that it will qualify as a Risk Category I institution with assessment rates ranging from 5 to 7 basis points of the deposit assessment base, as defined by the FDIC. Based upon an analytic tool provided by the FDIC, the Bank anticipates that its projected calculated assessment rate will be at the lower end of that range. The Federal Deposit Insurance Reform Act of 2005 allows eligible insured depository institutions to share in a one-time assessment credit pool of approximately $4.7 billion, effectively reducing the amount these institutions will be required to submit as an overall assessment. As indicated in the final rule regarding this credit published in October 2006, the FDIC provided the Bank with a preliminary Statement of One-Time Credit. The Bank’s one-time assessment credit as indicated on that statement is approximately $1.3 million to be received in 2007.

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

Sarbanes-Oxley Act of 2002  The Sarbanes-Oxley Act (“SOA”) of 2002 includes very specific disclosure requirements and corporate governance rules, and the Securities and Exchange Commission (“SEC”) and securities exchanges have adopted extensive disclosure, corporate governance and other related rules, due to the SOA. The Company has incurred additional expenses in complying with the provisions of the SOA and the resulting regulations. As the SEC provides any new requirements under the SOA, management will review those rules, comply as required and may incur more expenses. However, management does not expect that such compliance will have a material impact on our results of operation or financial condition.

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

Employees  As of December 31, 2006, the Bank had 708 full time equivalent employees. None of the Company’s employees are represented by a labor union and management considers relations with its employees to be good.

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

Securities and Exchange Commission Availability of Filings on Company Web Site

Under the Securities Exchange Act of 1934 Sections 13 and 15(d), periodic and current reports must be filed with the SEC. The public may read and copy any materials filed with the SEC at the SEC’s Office of Investor Education and Assistance (Public Reference Room) at 100 F Street, NE, Washington, DC 20549-0213. The public may obtain information on the operation of the Office of Investor Education and Assistance (Public Reference Room) by calling the SEC at 1-800-SEC-0330. The Company electronically files the following reports with the SEC: Form 10-K (Annual Report), Form 10-Q (Quarterly Report), Form 11-K (Annual Report for Employees’ Savings, Profit Sharing and Stock Ownership Plan), Form 8-K (Report of Unscheduled Material Events), Forms S-4, S-3 and 8-A (Registration Statements), and Form DEF 14A (Proxy Statement). The Company may file additional forms. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, at www.sec.gov, in which all forms filed electronically may be accessed. Additionally, our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K filed with the SEC and additional shareholder information are available free of charge on the Company’s website: www.RocklandTrust.com (within the investor relations tab). Information contained on our website and the SEC website is not incorporated by reference into this Form 10-K. We have included our web address and the SEC website address only as inactive textual references and do not intend them to be active links to our website or the SEC website. The Company’s Code of Ethics and other Corporate Governance documents are also available on the Company’s website in the Investor Relations section of the website.

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

The success of the Company is dependent on hiring and retaining certain key personnel.  The Company’s performance is largely dependent on the talents and efforts of highly skilled individuals. The Company relies on key personnel to manage and operate its business, including major revenue generating functions such as loan and deposit generation. The loss of key staff may adversely affect the Company’s ability to maintain and manage these functions effectively, which could negatively affect the Company’s revenues. In addition, loss of key personnel could result in increased recruiting and hiring expenses, which could cause a decrease in the Company’s net income. The Company’s continued ability to compete effectively depends on its ability to attract new employees and to retain and motivate its existing employees.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

At December 31, 2006, the Bank conducted its business from its headquarters and main office located at 288 Union Street, Rockland, Massachusetts and fifty-one banking offices located within Barnstable, Bristol, Norfolk and Plymouth Counties in Southeastern Massachusetts and Cape Cod. In addition to its main office, the Bank owned twenty-one of its branches and leased the remaining thirty branches. All of the Bank’s properties are considered to be in good condition and adequate for the purpose for which they are used. In addition to these branch locations, the Bank had three remote ATM locations all of which were leased.

	Banking
County	Offices	ATM	Deposits
			(Dollars in thousands)

Barnstable	15	—	$541,327
Bristol	3	—	78,381
Norfolk	5	—	175,098
Plymouth	29	3	1,295,538

Total	52	3	$2,090,344

The Bank conducted business in nine additional administrative locations. These locations housed executive, administrative, investment management, mortgage lending, consumer lending, commercial lending and back office support staff and warehouse space. The bank owned three of its administrative offices and leased the remaining six offices.

County	Administrative Offices

Barnstable	1
Bristol	2
Norfolk	1
Plymouth	5

Total	9

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

The non-jury trial of the case was conducted in January 2001. The trial concluded with post-trial submissions to and argument before the court in February 2001. The court has not yet rendered a decision.

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

There were no matters submitted to a vote of our security holders in the fourth quarter of 2006.

PART II

Item 5.	Market for Independent Bank Corp.’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a.) Independent Bank Corp.’s common stock trades on the National Association of Securities Dealers Automated Quotation System (“NASDAQ”) under the symbol INDB. The Company declared cash dividends of $0.64 per share in 2006 and $0.60 per share in 2005. The ratio of dividends paid to earnings in 2006 and 2005 was 29.1% and 27.8%, respectively.

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

The following schedule summarizes the closing price range of common stock and the cash dividends paid for the fiscal years 2006 and 2005.

Table 1 — Price Range of Common Stock

2006	High	Low	Dividend

4th Quarter	$36.91	$31.60	$0.16
3rd Quarter	34.59	31.34	0.16
2nd Quarter	32.98	29.91	0.16
1st Quarter	32.33	28.52	0.16

2005	High	Low	Dividend

4th Quarter	$30.20	$26.98	$0.15
3rd Quarter	31.53	28.20	0.15
2nd Quarter	29.52	25.31	0.15
1st Quarter	33.20	28.34	0.15

As of December 31, 2006 there were 14,686,481 shares of common stock outstanding which were held by approximately 1,268 holders of record. The closing price of the Company’s stock on December 29, 2006 (the last trading day of calendar year 2006) was $36.03. The number of record holders may not reflect the number of persons or entities holding stock in nominee name through banks, brokerage firms and other nominees.

The information required by S-K Item 201 (d) is incorporated by reference from Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters hereof.

Comparative Stock Performance Graph

The stock performance graph below and associated table compare the cumulative total shareholder return of the Company’s common stock from December 31, 2001 to December 31, 2006 with the cumulative total return of the NASDAQ Market Index (U.S. Companies) and the NASDAQ Bank Stock Index. The lines in the graph and the numbers in the table below represent monthly index levels derived from compounded daily returns that include reinvestment or retention of all dividends. If the monthly interval, based on the fiscal year end was not a trading day, the preceding trading day was used. The index value for all of the series was set to 100.00 on December 31, 2001 (which assumes that $100.00 was invested in each of the series on December 31, 2001).

Independent Bank Corp.

Total Return Performance

	Period Ending
Index	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06

Independent Bank Corp.	100.00	108.33	137.35	166.87	144.07	185.57
NASDAQ Composite	100.00	68.76	103.67	113.16	115.57	127.58
SNL NASDAQ Bank Index	100.00	102.85	132.76	152.16	147.52	165.62

Source: SNL Financial LC, Charlottesville, VA
© 2007

On January 19, 2006 the Company’s Board of Directors approved a common stock repurchase program. Under the program, which was effective immediately, the Company was authorized to repurchase up to 800,000 shares, or approximately 5% of the Company’s outstanding common stock. During the quarter ended September 30, 2006, the Company completed its repurchase plan with a total of 800,000 shares of common stock repurchased at a weighted average share price of $31.04. Additional information about the repurchase program is set forth in Part II, Item 5(c.) hereof.

On December 14, 2006, the Company’s Board of Directors approved another common stock repurchase program. Under the program, which was effective immediately, the Company is authorized to repurchase up to 1,000,000 shares, or approximately 7% of the Company’s outstanding common stock. The Company placed no deadline on the repurchase program, but expects to make open market or privately negotiated purchases from time to time. The timing and amount of stock repurchases will depend upon market conditions, securities law limitations, and other corporate considerations. The repurchase program may be modified, suspended, or terminated by the Board of Directors at any time.

(b.) Not applicable

(c.) The following table sets forth information with respect to any purchase made by or on behalf of Independent Bank Corp. or any “affiliated purchaser,” as defined in 204.10b-18(a)(3) under the Securities Exchange Act of 1934, of shares of Independent Bank Corp. common stock during the indicated periods:

Table 2 — Issuer Purchases of Equity Securities

			Total Number of Shares	Maximum Number of
		Weighted	Purchased as Part of	Shares That May Yet be
	Total Number of	Average Price Paid	Publicly Announced Plans	Purchased Under the
Period	Shares Purchased	per Share	or Programs	Plans or Programs(1)

January 1st — 31st, 2006	43,700	$29.56	43,700	756,300
February 1st — 28th, 2006	81,500	$29.42	81,500	674,800
March 1st — 31st, 2006	68,100	$30.67	68,100	606,700
April 1st — 30th, 2006	196,450	$31.30	196,450	410,250
May 1st — May 31st, 2006	160,286	$31.63	160,286	249,964
June 1st — June 30th, 2006	161,800	$31.07	161,800	88,164
July 1st — July 31st, 2006	75,000	$31.62	75,000	13,164
August 1st — August 31st, 2006	13,164	$33.09	13,164	—
September 1st — September 30th, 2006	—	—	—	—
October 1st — October 31st, 2006	—	—	—	—
November 1st — November 30th, 2006	—	—	—	—
December 1st — December 31st, 2006	—	—	—	1,000,000

Total	800,000	$31.04	800,000	1,000,000

(1)	On January 19, 2006, the Company announced a common stock repurchase program to repurchase up to 800,000 shares. On December 14, 2006, the Company announced another common stock repurchase program to repurchase up to 1,000,000 shares. The Company placed no deadline on the repurchase programs. There were no shares purchased other than through a publicly announced plan or program.

Item 6.	Selected Financial Data

The selected consolidated financial and other data of the Company set forth below does not purport to be complete and should be read in conjunction with, and is qualified in its entirety by, the more detailed information, including the Consolidated Financial Statements and related notes, appearing elsewhere herein.

	As of or For the Years Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands, except per share data)

FINANCIAL CONDITION DATA:
Securities available for sale	$417,088	$581,516	$680,286	$527,507	$501,828
Securities held to maturity	76,747	104,268	107,967	121,894	149,071
Loans	2,024,909	2,040,808	1,916,358	1,581,135	1,431,602
Allowance for loan losses	26,815	26,639	25,197	23,163	21,387
Total assets	2,828,919	3,041,685	2,943,926	2,436,755	2,285,372
Total deposits	2,090,344	2,205,494	2,060,235	1,783,338	1,688,732
Total borrowings(1)	493,649	587,810	655,161	415,369	362,155
Corporation-obligated manditorily redeemable Trust Preferred Securities(1)	—	—	—	47,857	47,774
Stockholders’ equity	229,783	228,152	210,743	171,847	161,242
Non-performing loans	6,979	3,339	2,702	3,514	3,077
Non-performing assets	7,169	3,339	2,702	3,514	3,077
OPERATING DATA:
Interest income	$167,693	$155,661	$134,613	$128,306	$140,825
Interest expense(1)	65,038	49,818	36,797	32,533	40,794
Net interest income	102,655	105,843	97,816	95,773	100,031
Provision for loan losses	2,335	4,175	3,018	3,420	4,650
Non-interest income	26,644	27,273	28,355	27,794	22,644
Non-interest expenses	79,354	80,615	77,691	73,827	75,625
Minority interest expense(1)	—	—	1,072	4,353	5,041
Net income	32,851	33,205	30,767	26,431	25,066
Net income available to common shareholders	32,851	33,205	30,767	26,431	23,561
PER SHARE DATA:
Net income — Basic	$2.20	$2.16	$2.06	$1.82	$1.63
Net income — Diluted	2.17	2.14	2.03	1.79	1.61
Cash dividends declared	0.64	0.60	0.56	0.52	0.48
Book value(2)	15.65	14.81	13.75	11.75	11.15
Tangible book value per share(3)	11.80	11.12	10.01	9.27	8.64
OPERATING RATIOS:
Return on average assets(4)	1.12%	1.11%	1.13%	1.11%	1.12%
Return on average equity(4)	14.60%	15.10%	16.27%	15.89%	17.26%
Net interest margin (on a fully tax equivalent basis)	3.85%	3.88%	3.95%	4.40%	4.88%
Equity to assets	8.12%	7.50%	7.16%	7.05%	7.06%
Dividend payout ratio	29.10%	27.79%	27.23%	28.64%	27.67%

	As of or For the Years Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands, except per share data)

ASSET QUALITY RATIOS:
Non-performing loans as a percent of gross loans	0.34%	0.16%	0.14%	0.22%	0.21%
Non-performing assets as a percent of total assets	0.25%	0.11%	0.09%	0.14%	0.13%
Allowance for loan losses as a percent of total loans	1.32%	1.31%	1.31%	1.46%	1.49%
Allowance for loan losses as a percent of non-performing loans	384.22%	797.81%	932.53%	659.16%	695.06%
Total allowance for loan losses as a percent of total loans(5)	1.32%	1.31%	1.31%	1.46%	1.53%
Total allowance for loan losses as a percent of non-performing loans(5)	384.22%	797.81%	932.53%	659.16%	711.89%
CAPITAL RATIOS:
Tier 1 leverage capital ratio	8.05%	7.71%	7.06%	7.60%	7.10%
Tier 1 risk-based capital ratio	11.05%	10.74%	10.19%	11.00%	10.37%
Total risk-based capital ratio	12.30%	11.99%	11.44%	12.25%	11.68%

(1)	Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46 Revised, “Consolidation of Variable Interest Entities — an Interpretation of Accounting Research Bulletin No. 51” (“FIN 46R”) required the Company to deconsolidate its two subsidiary trusts (Independent Capital Trust III and Independent Capital Trust IV) on March 31, 2004. The result of deconsolidating these subsidiary trusts is that trust preferred securities of the trusts, which were classified between liabilities and equity on the balance sheet (mezzanine section), no longer appear on the consolidated balance sheet of the Company. The related minority interest expense also is no longer included in the consolidated statement of income. Due to FIN 46R, the junior subordinated debentures of the parent company that were previously eliminated in consolidation are now included on the consolidated balance sheet within total borrowings. The interest expense on the junior subordinated debentures is included in the calculation of net interest margin of the consolidated company, negatively impacting the net interest margin by approximately 0.13% for the twelve months ending December 31, 2004 on an annualized basis and 0.16% for the fiscal years to follow. There is no impact on net income as the amount of interest previously recognized as minority interest is equal to the amount of interest expense that is recognized currently in the net interest margin offset by the dividend income on the subsidiary trusts common stock recognized in other non-interest income.

(2)	Calculated by dividing total stockholders’ equity by the net outstanding shares as of the end of each period.

(3)	Calculated by dividing stockholders’ equity less goodwill and core deposit intangible by the net outstanding shares as of the end of each period.

(4)	Calculated using net income which excludes the after-tax write-off of trust preferred issuance costs in 2002.

(5)	Including credit quality discount for the year 2002.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Independent Bank Corp. (the “Company”) is a state chartered, federally registered bank holding company headquartered in Rockland, Massachusetts incorporated in 1985. The Company is the sole stockholder of Rockland Trust Company (“Rockland” or “the Bank”), a Massachusetts trust company chartered in 1907. During 2006 the Company was also the sponsor of Delaware statutory trusts named Independent Capital Trust III (“Trust III”), Independent Capital Trust IV (“Trust IV”), and Independent Capital Trust V (“Trust V”), which were each formed to issue trust preferred securities. Trust III was dissolved on December 31, 2006 and the Company intends to dissolve Trust IV on April 30, 2007 upon the redemption of all of the outstanding trust preferred securities of Trust IV on that date. Trust III, Trust IV, and Trust V are not included in the Company’s consolidated financial statements (see Note 8, “Borrowings” within Notes to the Consolidated Financial Statements hereof).

As of December 31, 2006 the Bank had the following corporate subsidiaries, all of which were wholly-owned by the Bank and were included in the Company’s consolidated financial statements:

•	Four Massachusetts security corporations, namely Rockland Borrowing Collateral Securities Corp., Rockland IMG Collateral Securities Corp., Rockland Deposit Collateral Securities Corp., and Taunton Avenue Securities Corp., which hold securities, loans, industrial development bonds and other qualifying assets, and;

•	Rockland Trust Community Development Corporation (the “Parent CDE”) which, in turn, has two wholly-owned corporate subsidiaries named Rockland Trust Community Development LLC (“RTC CDE I”) and Rockland Trust Community Development Corporation II (“RTC CDE II”). The Parent CDE, CDE I, and CDE II were all formed to qualify as community development entities under federal New Markets Tax Credit Program criteria.

During 2006 the Bank also had wholly-owned subsidiaries named RTC Securities Corp., RTC Securities Corp. X, and Taunton Avenue Inc. that were dissolved prior to the end of 2006.

All material intercompany balances and transactions have been eliminated in consolidation. When necessary, certain amounts in prior year financial statements have been reclassified to conform to the current year’s presentation. The following should be read in conjunction with the Consolidated Financial Statements and related notes thereto.

Executive Level Overview

The Company’s results of operations are largely dependent on net interest income, which is the difference between the interest earned on loans and securities and interest paid on deposits and borrowings. The results of operations are also affected by fee income derived from loans, deposits, mortgage banking, and investment management activities, as well as operating expenses, the provision for loan losses, the impact of federal and state income taxes, and the relative levels of interest rates and economic activity.

The Company reported earnings of $32.9 million for 2006 representing a decrease of $354,000, or 1.1%, from 2005. Net interest income in 2006 decreased from 2005 by $3.2 million, and included a $995,000 charge associated with the write-off of unamortized debt issuance costs from the refinancing of trust preferred securities. Growth in fee income arising from deposit service charges and investment management along with a reduction in the provision for loan losses served to largely offset the decrease in net interest income and modest growth in non-interest expense categories.

2006 represented a continuation and acceleration of management’s strategy to alter the overall composition of the Company’s earning assets. Since mid 2004 the Company has focused on commercial and home equity lending, while de-emphasizing securities purchases, residential real estate portfolio lending, and indirect auto lending. This asset focus, combined with prudent decision-making in the prevailing interest rate environment, has led the Company to shrink its balance sheet, while changing the overall structure of the Company’s assets and liabilities. Over the last two years the Company’s securities portfolio has aggressively decreased by $300.9 million (now 19.8% of earning assets, whereas at December 31, 2004 they were 29.9%), consumer auto loans have decreased by $77.1 million (10.2% of loans now, whereas at December 31, 2004 they were 14.8%) and residential real estate loans have decreased by $48.3 million. The decreases in these three asset categories represent an overall decrease of $426.3 million in earning assets over the last two years, most of which was in 2006, a decrease which has been partially offset by growth in the commercial and home equity loan categories.

The following graph depicts the historical U.S. Treasury yield curve as of December 31, for the years 2004 — 2006.

Historical U.S. Treasury Yield Curve

A yield curve is a graphic line chart that shows interest rates at a specific point for all securities having equal risk, but different maturity dates.1 A flat yield curve is one in which there is little difference between short-term and long-term rates for bonds of the same credit quality. When short- and long-term bonds are offering equivalent yields, there is usually little benefit in holding the longer-term instruments — that is, the investor does not gain any excess compensation for the risks associated with holding longer-term securities. For example, a flat yield curve on U.S. Treasury Securities would be one in which the yield on a two-year bond is 5% and the yield on a 30-year bond is 5.1%.2

The following pie charts depict the continuing shift in the composition of earning assets by type as a percent of total earning assets for the time periods indicated below:

Earning Asset Profile

Deposits decreased in 2006 by $115.2 million, or 5.2%, particularly in the more expensive deposit categories. Management remains committed to generating core deposits with careful management of deposit pricing and

1 The Free Dictionary.com
2  Investopedia.com

selective deposit promotion in an effort to control the Company’s cost of funds. Competition for deposit generation in the Company’s geographic footprint, however, is expected to remain strong.

While changes in the prevailing interest rate environment (See Historical U.S. Treasury Yield Curve graph above) have and will continue to have an impact on the level of the Company’s earnings, management strives to mitigate volatility in net interest income resulting from changes in benchmark interest rates by adjustable rate asset generation, effective liability management, and utilization of off-balance sheet interest rate derivatives. (For a discussion of interest rate derivatives and interest rate sensitivity see the Asset/Liability section and Market Risk section and Table 19 — “Interest Rate Sensitivity” within the Market Risk section of the Management Discussion and Analysis of Financial Condition and Results of Operations). The following table shows the Company’s net interest margin stability during a period of increasing rates since mid 2004. Management is focused on maintaining this net interest margin performance and expects a range of 3.80% to 3.90% in 2007.

Net Interest Margin (FTE) December 2006

Non-performing assets increased at December 31, 2006 to $7.2 million, or 0.25%, of total assets, as compared to $3.3 million, or 0.11%, of total assets at December 31, 2005. While non-performing assets increased from historically low levels, the Company considers non-performing assets balances well within acceptable parameters. The Company’s allowance for loan losses has increased to 132 basis points at December 31, 2006 from 131 basis points at December 31, 2005 and 2004. Net charge-offs remained low at 11 basis points of average loans, as compared to 14 basis points in 2005.

The following graph depicts the Company’s non-performing assets and the ratio of non-performing assets as a percentage of assets at the periods indicated:

Non-Performance Assets
(Dollars in Millions)

The Company’s significant accomplishments during 2006 included:

•	Being honored by the United States Treasury, for the second time, with an award of tax credit allocation authority under the federal New Markets Tax Credit program. The Company’s community development subsidiary was the only Massachusetts-based bank subsidiary to receive a New Markets Tax Credit award in 2006, a year in which only fourteen bank subsidiaries nationwide were so honored. The $45 million award enables the Company’s community development subsidiary to offer loans on preferential terms and conditions to qualified businesses in low income communities in Southeastern Massachusetts and Rhode Island and the Company to begin recognizing the associated $17.6 million in tax credits over a 7 year period;

•	Opening a new commercial banking office in New Bedford, Massachusetts, staffed by two new seasoned bankers from that market;

•	Enhancing fee income generation and deposit-gathering capabilities by signing an agreement to acquire the assets of Compass Exchange Advisors LLC. At the January 2, 2007 closing of that transaction the Company established a wholly-owned subsidiary to offer qualified intermediary, like-kind exchange services pursuant to Internal Revenue Code §1031 to corporate, institutional, and individual property owners;

•	Strengthening sales capabilities by adding six net new experienced commercial bankers across the Bank;

•	Introducing Savings Bank Life Insurance products;

•	Increasing assets under management in our Investment Management Group to over $815 million — a 20% increase from the end of 2005 — and increasing revenues.

During 2006 the Company also continued to manage capital in a disciplined and prudent manner, as evidenced by:

•	Completing a common stock repurchase program with the buy-back of 800,000 common shares of stock at a weighted average share price of $31.04;

•	Beginning another common stock repurchase program for the repurchase of up to 1.0 million common shares of stock;

•	Refinancing the Company’s Trust Preferred Securities commencing late in the fourth quarter of 2006 and to be completed in the second quarter of 2007, saving approximately $1.0 million in interest expense, on an annualized basis, beginning in 2007; and,

•	Increasing the annual dividend to $0.64 per share, a 6.7% increase.

Management’s balance sheet strategy in 2007 will again emphasize commercial and home equity lending while continuing the themes of 2005 and 2006 — prudent earning asset and liability management and disciplined use of shareholder capital. Management is focused on the long-term and in maintaining our strong profitability performance as measured by return on average assets (“ROA”) and return on average equity (“ROE”). The Company reported ROA and ROE in 2006 of 1.12% and 14.6%, respectively. Management expects ROA and ROE performance in 2007 to be approximately 1.10% and 13-14%, respectively.

The Company is well positioned as 2007 begins. Management anticipates, however, that the interest rate environment will make 2007 another challenging year for the entire banking industry.

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

The general allowance is determined based upon management’s judgment and its amount is dependent upon the prevailing business environment; as it is affected by changing economic conditions and various external factors, which may impact the portfolio in ways currently unforeseen, as well as historical and expected loss information, loan portfolio composition and other relevant indicators. The allowance is increased by provisions for loan losses and by recoveries of loans previously charged-off and is reduced by loans charged-off. For a full discussion of the Company’s methodology of assessing the adequacy of the allowance for loan losses, see the Allowance for Loan Losses and Provision for Loan Losses sections within the Management’s Discussion and Analysis of Financial Condition and Results of Operations to follow.

Income Taxes:  The Company estimates income tax expense based on the amount it expects to owe various tax authorities. Taxes are discussed in more detail in Note 11, “Income Taxes” within Notes to the Consolidated Financial Statements included in Item 8 hereof. Accrued taxes represent the net estimated amount due to or to be received from taxing authorities in the current year. In estimating accrued taxes, management assesses the relative merits and risks of the appropriate tax treatment of transactions taking into account statutory, judicial and regulatory guidance in the context of our tax position. Deferred tax assets/liabilities represent differences between when a tax benefit or expense is recognized for book purposes and on the Company’s tax return. Future tax assets are assessed for recoverability. The Company would record a valuation allowance if it believes based on available evidence, that it is more likely than not that the future tax assets recognized will not be realized before their expiration. The amount of the future income tax asset recognized and considered realizable could be reduced if projected income is not achieved due to various factors such as unfavorable business conditions. If projected income is not expected to be achieved, the Company would record a valuation allowance to reduce its future tax assets to the amount that it believes can be realized in its future tax returns. The Company has no recorded tax valuation allowance as of December 31, 2006. Additionally, deferred tax assets/liabilities are calculated based on tax rates expected to be in effect in future periods. Previously recorded tax assets and liabilities need to be adjusted when the expected date of the future event is revised based upon current information.

Valuation of Goodwill/Intangible Assets and Analysis for Impairment:   Independent Bank Corp. in part has increased its market share through the acquisition of entire financial institutions accounted for under the purchase method of accounting, as well as from the acquisition of branches (not the entire institution) and other non-banking entities. For acquisitions accounted for under the purchase method and the acquisition of branches, the Company is required to record assets acquired and liabilities assumed at their fair value which is an estimate determined by the use of internal or other valuation techniques. These valuation estimates result in goodwill and other intangible assets. Goodwill is subject to ongoing periodic impairment tests and is evaluated using various fair value techniques including multiples of price/equity and price/earnings ratios. As a result of such impairment testing conducted in 2006 the Company determined goodwill was not impaired.

Financial Position

The Company’s total assets decreased by $212.8 million, or 7.0%, from $3.0 billion at December 31, 2005 to $2.8 billion at December 31, 2006. Total average assets were $2.9 billion and $3.0 billion in 2006 and 2005, respectively. These decreases are due to intentional decreases in the Company’s securities portfolio and certain loan categories due to a combination of the flat yield curve environment and the profitability characteristics of these asset classes. Total securities of $517.3 million, at December 31, 2006, decreased $199.3 million compared to the $716.6 million reported on December 31, 2005 due to the yield curve environment that persisted throughout 2006. Total loans of $2.0 billion, at December 31, 2006 decreased $15.9 million compared to the prior year ended December 31, 2005. Total deposits decreased by $115.2 million, or 5.2%, due to certain expensive deposit categories, such as money market, which were intentionally decreased in accordance with the funding needs of a smaller balance sheet. Total borrowings decreased by $94.2 million, or 16.0%, as excess cash flow from the securities portfolio and certain loan categories were used to decrease wholesale borrowings. Stockholders’ equity increased by $1.6 million in 2006. The increase was due to net income of $32.9 million, proceeds from stock option exercises of $1.3 million, a net decrease in unrealized losses on securities of $2.6 million, offset by stock repurchases of $24.8 million, dividends declared of $9.5 million, and the net decrease in the fair value of derivatives of $909,000. During 2004, the Company completed the acquisition of Falmouth Bancorp, Inc., parent of Falmouth Co-Operative Bank (“Falmouth”) resulting in total assets acquired of $158.4 million, total liabilities assumed of $141.6 million, or $16.8 million of net assets.

Loan Portfolio  Management continues to focus on changing the overall composition of the balance sheet by emphasizing the commercial and home equity lending categories while placing less emphasis on indirect auto lending, portfolio residential lending, and the securities portfolio. While changing the overall structure of the Company’s assets and liabilities has led to a smaller balance sheet and has slowed earnings growth, management believes it is prudent in the current interest rate environment. At December 31, 2006, the Bank’s loan portfolio amounted to $2.0 billion, a decrease of $15.9 million, or 0.8%, from year-end 2005. This decrease was primarily in the categories of consumer auto, which decreased $56.3 million, or 21.4%, and residential real estate which decreased in total by $44.2 million, or 10.0%. These intentional decreases were offset by growth mainly in the emphasized lending segments of commercial real estate loans which increased $57.3 million, or 8.4%, and consumer home equity loans which increased $25.2 million, or 10.0%. Commercial and industrial loans and business banking loans also experienced growth of $19.3 million, or 12.4%, and $8.5 million, or 16.6%, respectively, while the consumer other lending category decreased $4.7 million, or 8.7%, and commercial construction loans decreased $21.0 million, or 14.9%.

In accordance with governing banking statutes, Rockland is permitted, with certain exceptions, to make loans and commitments to any one borrower, including related entities, in the aggregate amount of not more than 20% of the Bank’s stockholders’ equity, which is the “Bank’s legal lending limit” or $53.3 million at December 31, 2006. Notwithstanding the foregoing, the Bank has established a more restrictive limit of not more than 75% of the Bank’s legal lending limit, or $40.0 million at December 31, 2006, which may only be exceeded with the approval of the Board of Directors. There were no borrowers whose total indebtedness in aggregate exceeded $40.0 million as of December 31, 2006.

The following table sets forth information concerning the composition of the Bank’s loan portfolio by loan type at the dates indicated.

Table 3 — Loan Portfolio Composition

	At December 31,
	2006		2005		2004		2003		2002
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Commercial and Industrial	$174,356	8.6%	$155,081	7.6%	$156,260	8.2%	$161,675	10.2%	$143,074	10.0%
Commercial Real Estate	740,517	36.5%	683,240	33.5%	613,300	32.0%	564,890	35.7%	511,102	35.7%
Commercial Construction	119,685	5.9%	140,643	6.9%	126,632	6.6%	75,380	4.8%	49,113	3.4%
Business Banking	59,910	3.0%	51,373	2.5%	43,673	2.3%	27,807	1.8%	22,717	1.6%
Residential Real Estate	378,368	18.7%	428,343	21.0%	427,556	22.3%	324,052	20.5%	281,452	19.7%
Residential Construction	7,277	0.4%	8,316	0.4%	7,316	0.4%	9,633	0.6%	10,258	0.7%
Residential Loans Held for Sale(1)	11,859	0.6%	5,021	0.2%	10,933	0.6%	1,471	0.1%	—	0.0%
Consumer — Home Equity	277,015	13.7%	251,852	12.4%	194,647	10.2%	132,629	8.4%	109,122	7.6%
Consumer — Auto	206,845	10.2%	263,179	12.9%	283,964	14.8%	240,504	15.2%	265,690	18.6%
Consumer — Other	49,077	2.4%	53,760	2.6%	52,077	2.7%	43,094	2.7%	39,074	2.7%

Gross Loans	2,024,909	100.0%	2,040,808	100.0%	1,916,358	100.0%	1,581,135	100.0%	1,431,602	100.0%

Allowance for Loan Losses	26,815		26,639		25,197		23,163		21,387

Net Loans	$1,998,094		$2,014,169		$1,891,161		$1,557,972		$1,410,215

(1)	2002 Residential Loans Held for Sale are classified within Residential Real Estate.

At December 31, 2006, $174.4 million, or 8.6%, of the Bank’s gross loan portfolio consisted of commercial and industrial loans, compared to $155.1 million, or 7.6%, at December 31, 2005. The Bank’s commercial revolving lines of credit generally are for the purpose of providing working capital to borrowers and may be secured or unsecured. At December 31, 2006, the Bank had $94.6 million outstanding under commercial revolving lines of credit compared to $81.9 million at December 31, 2005, and $151.6 million of unused commitments under such lines at December 31, 2006 compared to $160.2 million in the prior year. As of December 31, 2006, the Bank had $8.3 million in outstanding commitments pursuant to commercial and standby letters of credit compared to $8.9 million at December 31, 2005. Floor plan loans, which are included in commercial and industrial loans, and are secured by the automobiles, boats, or other vehicles constituting the dealer’s inventory, amounted to $14.1 million as of December 31, 2006 compared to $14.2 million at the prior year-end.

The Company’s business banking initiative caters to the banking needs of businesses with commercial credit needs of less than $250,000 and revenues of less than $2.5 million. Business banking loans totaled $59.9 million, representing 3.0%, of the total loan portfolio during the year ended December 31, 2006, compared to $51.4 million, or 2.5% at December 31, 2005. The Bank had unused business lines of credit of $36.1 million at December 31, 2006 compared to $35.3 million at December 31, 2005.

Total real estate loans of $1.3 billion comprised 62.1% of gross loans at December 31, 2006, which is consistent with the $1.3 billion, or 62.0%, of gross loans at December 31, 2005, however the composition of real estate loans has changed. The Bank’s real estate loan portfolio included $740.5 million in commercial real estate loans at December 31, 2006. This category reflected increases over last year of $57.3 million, or 8.4%. Commercial construction loans of $119.7 million decreased by $21.0 million, or 14.9%, compared to year-end 2005. Residential real estate loans, including residential construction and residential loans held for sale, which were $7.3 million and $11.9 million, respectively, at year-end 2006, decreased $44.2 million, or 10.0%, in 2006.

Consumer loans primarily consist of automobile, home equity, and other consumer loans. As of December 31, 2006, $532.9 million, or 26.3%, of the Bank’s gross loan portfolio, consisted of consumer loans compared to $568.8 million, or 27.9%, of the Bank’s gross loans at December 31, 2005. Home equity loans may be made as a term loan or under a revolving line of credit secured by a first or second mortgage on the borrower’s residence. Consumer home equity loans were $277.0 million, at December 31, 2006, an increase of $25.2 million, or 10.0%, since December 31, 2005 and represented 52.0% of the total consumer loan portfolio. As of December 31, 2006, there were $213.7 million in unused commitments under revolving home equity lines of credit compared to $199.3 million at December 31, 2005. As of December 31, 2006 and 2005, automobile loans were $206.8 million, representing 38.8%, and $263.2 million, representing 46.3%, respectively, of the Bank’s consumer loan portfolio. As of December 31, 2006, other consumer loans amounted to $49.1 million compared to $53.8 million as of December 31, 2005. These loans largely consisted of loans secured by recreational vehicles, motor homes, boats, mobile homes, and motorcycles and cash reserve loans. Cash reserve loans are designed to afford the Bank’s customers overdraft protection. Cash reserve loans are made pursuant to previously approved unsecured cash reserve lines of credit and the rate on these loans is subject to change due to market conditions. As of December 31, 2006 and 2005, $19.0 million and $19.5 million, respectively, had been committed but was unused under cash reserve lines of credit.

The following table sets forth the scheduled contractual amortization of the Bank’s loan portfolio at December 31, 2006. Loans having no schedule of repayments or no stated maturity are reported as due in one year or less. Adjustable rate mortgages are included in the adjustable rate category. The following table also sets forth the rate structure of loans scheduled to mature after one year.

Table 4 — Scheduled Contractual Loan Amortization At December 31, 2006

		Commercial			Residential		Residential	Consumer
		Real	Commercial	Business	Real	Residential	Held for	Home	Consumer	Consumer
	Commercial	Estate	Construction	Banking	Estate	Construction	Sale	Equity	Auto	Other	Total
	(Dollars in thousands)

Amounts due in:
One year or less	$122,365	$114,093	$67,610	$40,332	$14,812	$7,277	$11,859	$6,017	$64,335	$14,939	$463,639
After one year through five years	47,164	471,588	47,373	18,534	64,551	—	—	24,782	139,495	18,071	831,558
Beyond five years	4,827	154,836	4,702	1,044	299,005	—	—	246,216	3,015	16,067	729,712

Total	$174,356	$740,517	$119,685	$59,910	$378,368	$7,277	$11,859	$277,015	$206,845	$49,077	$2,024,909

Interest rate terms on amounts due after one year:
Fixed Rate	$35,773	$563,536	$21,477	$19,578	$123,114	$—	$—	$74,971	$142,510	$34,138	$1,015,097
Adjustable Rate	16,218	62,888	30,598	—	240,442	—	—	196,027	—	—	546,173

As of December 31, 2006, $204,000 of loans scheduled to mature within one year were nonperforming.

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

During 2006 and 2005, the Bank originated residential loans with the intention of selling these loans in the secondary market. Loans are sold both with servicing rights released and servicing rights retained. Loans originated and sold with servicing rights released were $160.9 million and $171.3 million in 2006 and 2005, respectively. Loans originated and sold with servicing rights retained were $8.0 million and $20.1 million in 2006 and 2005, respectively.

The principal balance of loans serviced by the Bank on behalf of investors amounted to $292.9 million at December 31, 2006 and $336.5 million at December 31, 2005. The fair value of the servicing rights associated with these loans was $2.4 million and $2.9 million as of December 31, 2006 and 2005, respectively.

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

The following table sets forth a summary of certain delinquency information as of the dates indicated:

Table 5 — Summary of Delinquency Information

	At December 31, 2006				At December 31, 2005
	60-89 days		90 days or more		60-89 days		90 days or more
	Number	Principal	Number	Principal	Number	Principal	Number	Principal
	of Loans	Balance	of Loans	Balance	of Loans	Balance	of Loans	Balance
	(Dollars in thousands)

Commercial and Industrial	6	$1,173	6	$528	2	$24	4	$209
Commercial Real Estate	1	104	3	538	3	2,892	2	288
Commercial Construction	—	—	—	—	—	—	—	—
Business Banking	3	86	6	74	5	97	3	47
Residential Real Estate	4	621	3	1,409	4	1,337	2	373
Residential Construction	—	—	—	—	—	—	—	—
Consumer — Home Equity	1	16	7	345	—	—	—	—
Consumer — Auto	68	553	62	676	65	597	61	572
Consumer — Other	11	67	23	199	18	112	17	110

Total	94	$2,620	110	$3,769	97	$5,059	89	$1,599

Delinquencies have increased in the 90 day category year over year mainly due to residential real estate and consumer home equity loans, all of which the Company believes to be well collateralized.

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

Nonperforming Assets  Nonperforming assets are comprised of nonperforming loans, nonperforming securities and Other Real Estate Owned (“OREO”). Nonperforming loans consist of loans that are more than 90 days past due but still accruing interest and nonaccrual loans. OREO includes properties held by the Bank as a result of foreclosure or by acceptance of a deed in lieu of foreclosure. As of December 31, 2006, nonperforming assets totaled $7.2 million, an increase of $3.8 million from the prior year-end. The overall increase in nonperforming assets is attributable mainly to increases in nonperforming loans shown in the commercial mortgage loan category and, to a lesser extent, in the term loan, residential mortgage and home equity loan categories. Nonperforming assets represented 0.25% of total assets for the year ending December 31, 2006 and 0.11% for the year ending December 31, 2005. The Bank had one property held as OREO for both periods ending December 31, 2006 and December 31, 2005.

Repossessed automobile loan balances continue to be classified as nonperforming loans, and not as other assets, because the borrower has the potential to satisfy the obligation within twenty days from the date of repossession (before the Bank can schedule disposal of the collateral). The borrower can redeem the property by payment in full at any time prior to the disposal of it by the Bank. Repossessed automobile loan balances amounted to $451,000 and $509,000 for the periods ending December 31, 2006, and December 31, 2005, respectively.

The following table sets forth information regarding nonperforming assets held by the Bank at the dates indicated.

Table 6 — Nonperforming Assets

	At December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)

Loans past due 90 days or more but still accruing
Consumer — Home Equity	$—	$—	$—	$—	$—
Consumer — Auto	252	165	72	128	220
Consumer — Other	137	62	173	28	41

Total	$389	$227	$245	$156	$261

Loans accounted for on a nonaccrual basis(1)
Commercial and Industrial	$872	$245	$334	$971	$300
Business Banking(2)	74	47	N/A	N/A	N/A
Commercial Real Estate	2,346	313	227	691	1,320
Residential Real Estate	2,318	1,876	1,193	926	533
Consumer — Home Equity	358	—	—	—	—
Consumer — Auto	451	509	594	714	656
Consumer — Other	171	122	109	56	7

Total	$6,590	$3,112	$2,457	$3,358	$2,816

Total nonperforming loans	$6,979	$3,339	$2,702	$3,514	$3,077

Other real estate owned	190	—	—	—	—
Total nonperforming assets	$7,169	$3,339	$2,702	$3,514	$3,077

Restructured loans	$—	$377	$416	$453	$497

Nonperforming loans as a percent of gross loans	0.34%	0.16%	0.14%	0.22%	0.21%

Nonperforming assets as a percent of total assets	0.25%	0.11%	0.09%	0.14%	0.13%

(1)	There were no restructured, nonaccruing loans at December 31, 2006, 2005, 2004, 2003 and 2002.

(2)	For the periods prior to December 31, 2005, Business Banking loans are included in Commercial and Industrial and Consumer — Other.

In the course of resolving nonperforming loans, the Bank may choose to restructure the contractual terms of certain commercial and real estate loans. Terms may be modified to fit the ability of the borrower to repay in line with its current financial status. It is the Bank’s policy to maintain restructured loans on nonaccrual status for approximately six months before management considers its return to accrual status. At December 31, 2006 the Bank had no restructured loans and at December 31, 2005 the Bank had $377,000 of restructured loans.

Potential problem loans are any loans, which are not included in non-accrual or non-performing loans and which are not considered troubled debt restructures, where known information about possible credit problems of the borrowers causes management to have concerns as to the ability of such borrowers to comply with present loan repayment terms. At December 31, 2006 and 2005, the Bank had fifteen and nine potential problem loan relationships, respectively, which are not included in nonperforming loans with an outstanding balance of $21.8 million and $30.3 million, respectively. At December 31, 2006, these potential problem loans continued to perform and are generally well-collateralized. The Company’s management actively monitors these loans and strives to minimize any possible adverse impact to the Bank.

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

Interest income that would have been recognized for the years ended December 31, 2006, 2005 and 2004, if nonperforming loans at the respective dates had been performing in accordance with their original terms approximated $146,000, $282,000, and $312,000, respectively. The actual amount of interest that was collected on these nonaccrual and restructured loans during each of those periods and included in interest income was approximately $225,000, $103,000, and $140,000, respectively.

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

Impairment is measured on a loan by loan basis for commercial, commercial real estate, and construction loans, and selectively, for certain consumer, residential or home equity loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Large groups of homogeneous loans are collectively evaluated for impairment. As such, the Bank does not typically identify individual loans within these groupings for impairment evaluation and disclosure.

At December 31, 2006, impaired loans include all commercial real estate loans and commercial and industrial loans on nonaccrual status and certain potential problem loans. Total impaired loans at December 31, 2006 and 2005 were $3.6 million and $935,000, respectively.

Allowance for Loan Losses  While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on increases in nonperforming loans, changes in economic conditions, or for other reasons. Various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Federal Reserve regulators examined the Company in the third quarter of 2004 and the Bank was most recently examined by the Federal Deposit Insurance Corporation (“FDIC”) in the second quarter of 2006. No additional provision for loan losses was required as a result of these examinations.

The allowance for loan losses is maintained at a level that management considers adequate to provide for probable loan losses based upon evaluation of known and inherent risks in the loan portfolio. The allowance is increased by provisions for loan losses and by recoveries of loans previously charged-off and reduced by loans charged-off.

The Bank’s total allowance for loan losses as of December 31, 2006 was $26.8 million, or 1.32%, of total loans as compared to $26.6 million, or 1.31%, of total loans at December 31, 2005.

The following table summarizes changes in the allowance for loan losses and other selected statistics for the periods presented:

Table 7 — Summary of Changes in the Allowance for Loan Losses

	Year Ending December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)

Average total loans	$2,041,098	$1,987,591	$1,743,844	$1,512,997	$1,345,720

Allowance for loan losses, beginning of year	$26,639	$25,197	$23,163	$21,387	$18,190
Charged-off loans:
Commercial and Industrial	185	120	181	195	134
Business Banking(1)	401	505	N/A	N/A	N/A
Commercial Real Estate	—	—	—	—	—
Residential Real Estate	—	—	—	—	—
Commercial Construction	—	—	—	—	—
Residential Construction	—	—	—	—	—
Consumer — Home Equity	—	—	—	—	—
Consumer — Auto	1,713	1,772	2,089	1,938	1,958
Consumer — Other	881	1,077	329	196	373

Total charged-off loans	3,180	3,474	2,599	2,329	2,465

Recoveries on loans previously charged-off:
Commercial and Industrial	219	85	214	283	628
Business Banking(1)	92	14	N/A	N/A	N/A
Commercial Real Estate	1	128	2	2	2
Residential Real Estate	—	—	30	—	—
Commercial Construction	—	—	—	—	—
Residential Construction	—	—	—	—	—
Consumer — Home Equity	—	20	—	—	—
Consumer — Auto	516	350	372	321	286
Consumer — Other	193	144	127	79	96

Total recoveries	1,021	741	745	685	1,012

Net loans charged-off	2,159	2,733	1,854	1,644	1,453
Allowance related to business combinations	—	—	870	—	—
Provision for loan losses	2,335	4,175	3,018	3,420	4,650

Allowance for loan losses, end of period	$26,815	$26,639	$25,197	$23,163	$21,387

Credit quality discount on acquired loans(2)	—	—	—	—	518
Total allowances for loan losses, end of year	$26,815	$26,639	$25,197	$23,163	$21,905

Net loans charged-off as a percent of average total loans	0.11%	0.14%	0.11%	0.11%	0.11%
Allowance for loan losses as a percent of total loans	1.32%	1.31%	1.31%	1.46%	1.49%
Allowance for loan losses as a percent of nonperforming loans	384.22%	797.81%	932.53%	659.16%	695.06%
Total allowance for loan losses as a percent of total loans (including credit quality discount)	1.32%	1.31%	1.31%	1.46%	1.53%
Total allowance for loan losses as a percent of nonperforming loans (including credit quality discount)	384.22%	797.81%	932.53%	659.16%	711.89%
Net loans charged-off as a percent of allowance for loan losses	8.05%	10.26%	7.36%	7.10%	6.79%
Recoveries as a percent of charge-offs	32.11%	21.33%	28.66%	29.41%	41.05%

(1)	For periods prior to December 31, 2005, Business Banking loans are included in Commercial and Industrial and Consumer-Other.

(2)	The Bank established a separate credit quality discount in 2000 as a reduction of the loan balances acquired from Fleet Boston Financial. The credit quality discount was fully utilized by 2003.

The allowance for loan losses is allocated to various loan categories as part of the Bank’s process of evaluating the adequacy of the allowance for loan losses. Allocated allowances increased by approximately $1.2 million to

$25.4 million at December 31, 2006. Increased amounts of allowance were allocated to four major loan categories: commercial real estate, commercial & industrial, business banking, and home equity. The increased amounts allocated to these loan categories represented substantially all of the increase in the allocated allowance amounts, as compared to December 31, 2005. Decreases in the allocation of allowances were posted in real estate construction, residential real estate, consumer auto, and other consumer loan categories, due mainly to reductions in these loan balances as compared to the end of 2005.

The increase of 15.3% in the amount of allowance allocated to the commercial and industrial category is mainly attributed to growth within this portfolio, which increased 12.4% from the end of 2005. Additionally, changes to the categorization of risk for certain loan balances, combined with portfolio turnover, also contributed to the increase in the amount of allowance allocation. Specifically, loan balances within certain commercial and industrial loan groupings that have been repaid have been replaced by newly originated loan balances that require different levels of allocated allowance based upon the ascertainable risk characteristics of those loans.

The increase in the amount of allowance allocated to the commercial real estate category is due to loan balance growth within this loan category attributed to new loan origination, and risk rating changes of certain loan balances. Loan balances outstanding in this portfolio, at December 31, 2006, increased by 8.4%, while the amount of allowance allocated to this portfolio grew by 13.7%, as compared to December 31, 2005. The amount of allowance allocated reflects increases in loan balances distributed among certain loan types within commercial real estate that require different levels of allocated allowance based upon the ascertainable risk characteristics of those loans.

The increase in the amount of allowance allocated to the consumer — home equity portfolio is due to growth in this loan portfolio attributed to new loan origination, combined with the identification of one loan where a specific allocation amount was established. Outstanding balances at December 31, 2006 grew by 10.0% as compared to the amount shown at December 31, 2005, while the corresponding amount of allowance allocated increased by 35.6% as compared to December 31, 2005.

The increase in the amount of allowance allocated to the business banking portfolio component resulted from a 16.6% increase in loan balances as compared to December 31, 2005.

The decrease in the amount of allowance allocated to the real estate construction portfolio is due to loan balance reductions within this portfolio attributed to the slowdown in the residential housing market in the Bank’s market area, combined with risk rating changes of certain loan balances. Loan balances outstanding in this portfolio component, at December 31, 2006, decreased by 14.8%, while the corresponding amount of allowance allocated decreased by 14.9%, as compared to December 31, 2005. The amount of allowance allocated within the real estate construction portfolio reflects the reallocation of certain loan balances distributed among loan groupings within this portfolio that require different levels of allocated allowance based upon the ascertainable risk characteristics of those loans.

The decrease in the amount of allowance allocated to the residential real estate category of 12.9% reflects a corresponding 10.0% decrease in loan balances from December 31, 2005 to December 31, 2006.

The decrease in the amount of allowance allocated to the consumer auto loan category of 21.4% reflects a 21.4% decrease in loan balances, from December 31, 2005 to December 31, 2006.

The decrease in the amount of allowance allocated to the consumer-other loan portfolio reflects an 8.7% reduction in loan balances as compared to December 31, 2005. Consumer-other is comprised of other consumer loan product types including non-auto installment loans, overdraft lines and other credit line facilities.

The following table summarizes the allocation of the allowance for loan losses for the years indicated:

Table 8 — Summary of Allocation of Allowance for Loan Losses

	At December 31,
	2006		2005		2004		2003		2002
		Percent of		Percent of		Percent of		Percent of			Percent of
		Loans		Loans		Loans		Loans		Credit	Loans
	Allowance	In Category	Allowance	In Category	Allowance	In Category	Allowance	In Category	Allowance	Quality	In Category
	Amount	To Total Loans	Amount	To Total Loans	Amount	To Total Loans	Amount	To Total Loans	Amount	Discount	To Total Loans
	(Dollars in thousands)

Allocated Allowance:
Commercial and Industrial	$3,615	8.6%	$3,134	7.6%	$3,387	8.2%	$4,653	10.8%	$3,435	$10	10.6%
Business Banking(1)	1,340	3.0%	1,193	2.5%	1,022	2.3%	N/A	N/A	N/A	N/A	N/A
Commercial Real Estate	13,136	36.5%	11,554	33.5%	10,346	32.0%	9,604	35.7%	7,906	419	35.7%
Real Estate Construction	2,955	6.3%	3,474	7.3%	2,905	7.0%	1,389	5.4%	1,196	—	4.1%
Residential Real Estate	566	19.3%	650	21.2%	659	22.9%	488	20.6%	422	—	19.7%
Consumer — Home Equity	1,024	13.7%	755	12.4%	583	10.1%	398	8.4%	304	63	7.6%
Consumer — Auto	2,066	10.2%	2,629	12.9%	2,839	14.8%	2,399	15.2%	2,623	22	18.6%
Consumer — Other	652	2.4%	757	2.6%	667	2.7%	1,244	3.9%	1,073	4	3.7%
Imprecision Allowance	1,461	N/A	2,493	N/A	2,789	N/A	2,988	N/A	4,428	—	N/A

Total Allowance for Loan Losses	$26,815	100.0%	$26,639	100.0%	$25,197	100.0%	$23,163	100.0%	$21,387	$518	100.0%

(1)	For the periods prior to December 31, 2004, Business Banking loans are included in Commercial and Industrial and Consumer — Other.

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

During the quarter ended March 31, 2005, enhancements to the Bank’s internal risk-rating framework were implemented. These enhancements refine the definitional detail of the risk attributes and characteristics that compose each risk grouping and add granularity to the assessment of credit risk across those defined risk groupings.

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

The other method used to allocate allowances for loan losses entails the assignment of allowance amounts to individual loans on the basis of loan impairment. Certain loans are evaluated individually and are judged to be impaired when management believes it is probable that the Bank will not collect all of the contractual interest and principal payments as scheduled in the loan agreement. Under this method, loans are selected for evaluation based upon a change in internal risk rating, occurrence of delinquency, loan classification or non-accrual status. A specific allowance amount is allocated to an individual loan when such loan has been deemed impaired and when the amount of a probable loss is able to be estimated on the basis of: (a) the present value of anticipated future cash flows or on the loan’s observable fair market value, or (b) the fair value of collateral if the loan is collateral dependent. Loans with a specific allowance and the amount of such allowance totaled $3.6 million and $414,000, respectively, at December 31, 2006 and $558,000 and $1,000, respectively, at December 31, 2005. In addition, at

December 31, 2006, there were $1.2 million of residential real estate and home equity loans that were evaluated individually for which a specific allowance of $194,000 has been assigned.

A portion of the allowance for loan loss is not allocated to any specific section of the loan portfolio. This non-specific allowance is maintained for two primary reasons: (a.) there exists an inherent subjectivity and imprecision to the analytical processes employed, and (b.) the prevailing business environment, as it is affected by changing economic conditions and various external factors, may impact the portfolio in ways currently unforeseen. Moreover, management has identified certain risk factors which could impact the degree of loss sustained within the portfolio. These include: (a.) market risk factors, such as the effects of economic variability on the entire portfolio, and (b.) unique portfolio risk factors that are inherent characteristics of the Bank’s loan portfolio. Market risk factors may consist of changes to general economic and business conditions that may impact the Bank’s loan portfolio customer base in terms of ability to repay and that may result in changes in value of underlying collateral. Unique portfolio risk factors may include industry concentration or covariant industry concentrations, geographic concentrations or trends that may exacerbate losses resulting from economic events which the Bank may not be able to fully diversify out of its portfolio.

Due to the imprecise nature of the loan loss estimation process and ever changing conditions, these risk attributes may not be adequately captured in data related to the formula-based loan loss components used to determine allocations in the Bank’s analysis of the adequacy of the allowance for loan losses. Management, therefore, has established and maintains an imprecision allowance for loan losses reflecting the uncertainty of future economic conditions within the Bank’s market area. The amount of this measurement imprecision allocation was $1.5 million at December 31, 2006, a decrease of $1.0 million, or 40.0%, compared to the $2.5 million at December 31, 2005.

Management has deemed the current measurement imprecision level adequate based on a careful analysis of national and local economic conditions. The national and state economy exhibited positive growth in 2006, tempered by weakness in the housing market. Advance annual 2006 Gross Domestic Product (“GDP”) growth outpaced the 2005 level, as consumer spending remained robust due to the stabilization of energy prices, continued job growth, and higher income levels. Additionally, inflation remained in check during the year. Reliable indicators showed positive economic growth for Massachusetts in every month of 2006. Increases in exports, fueled by strong demand for the state’s technology and science-based goods, helped improve local labor markets and workers’ income in the state during 2006. Locally, the core inflation rate in the Boston area was lower than the national level for 2006. Additionally, leading indicators suggest continued economic growth in 2007.

As of December 31, 2006, the allowance for loan losses totaled $26.8 million as compared to $26.6 million at December 31, 2005. Based on the processes described above, management believes that the level of the allowance for possible loan losses at December 31, 2006 is adequate.

Securities Portfolio  The Company’s securities portfolio consists of trading assets, securities available for sale, securities which management intends to hold until maturity, and Federal Home Loan Bank (“FHLB”) stock. Equity securities which are held for the purpose of funding Rabbi Trust obligations (see Note 13 “Employee Benefits” of the Notes to Consolidated Financial Statements in Item 8 hereof) are classified as trading assets. Trading assets are recorded at fair value with changes in fair value recorded in earnings. Trading assets were $1.8 million at December 31, 2006 and $1.6 million at December 31, 2005.

Securities which management intends to hold until maturity consist of mortgage-backed securities, state, county and municipal securities and corporate debt securities. Securities held to maturity as of December 31, 2006 are carried at their amortized cost of $76.7 million and exclude gross unrealized gains of $1.3 million and no gross unrealized losses. A year earlier, securities held to maturity totaled $104.3 million excluding gross unrealized gains of $2.7 million and gross unrealized losses of $230,000.

Securities available for sale consist of certain U.S. Treasury and U.S. Government agency obligations, mortgage-backed securities, collateralized mortgage obligations, and state, county and municipal securities. These securities are carried at fair value and unrealized gains and losses, net of applicable income taxes, are recognized as a separate component of stockholders’ equity. The fair value of securities available for sale at December 31, 2006 totaled $417.1 million, including the associated pre-tax net unrealized loss totaling $10.0 million. A year earlier, securities available for sale were $581.5 million including a pre-tax net unrealized loss of $14.4 million. In 2006 and 2005, the Company recognized $3.2 million of net losses and $616,000 of net gains, respectively, on the sale of available for sale securities. Lower coupon securities were sold in 2006 as part of a gradual de-leveraging strategy designed to improve the Bank’s mix of earning assets and net interest margin.

The following table sets forth the amortized cost and percentage distribution of securities held to maturity at the dates indicated.

Table 9 — Amortized Cost of Securities Held to Maturity

	At December 31,
	2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Mortgage-Backed Securities	$5,526	7.2%	$6,936	6.7%	$8,971	8.3%
State, County and Municipal Securities	35,046	45.7%	41,628	39.9%	43,084	39.9%
Corporate Debt Securities	36,175	47.1%	55,704	53.4%	55,912	51.8%

Total	$76,747	100.0%	$104,268	100.0%	$107,967	100.0%

The following table sets forth the fair value and percentage distribution of securities available for sale at the dates indicated.

Table 10 — Fair Value of Securities Available for Sale

	At December 31,
	2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

U.S. Treasury and U.S. Government Agency Securities	$87,853	21.1%	$151,253	26.0%	$140,356	20.6%
Mortgage-Backed Securities	212,996	51.1%	257,532	44.3%	349,716	51.4%
Collateralized Mortgage Obligations	88,898	21.3%	150,322	25.8%	170,661	25.1%
State, County and Municipal Securities	18,816	4.5%	22,409	3.9%	19,553	2.9%
Corporate Debt Securities	8,525	2.0%	—	0.0%	—	0.0%

Total	$417,088	100.0%	$581,516	100.0%	$680,286	100.0%

The following two tables set forth contractual maturities of the Bank’s securities portfolio at December 31, 2006. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Table 11 — Amortized Cost of Securities Held to Maturity
Amounts Maturing

	Within		Weighted	One Year		Weighted	Five		Weighted			Weighted			Weighted
	One	% of	Average	to Five	% of	Average	Years to	% of	Average	Over Ten	% of	Average		% of	Average
	Year	Total	Yield	Years	Total	Yield	Ten Years	Total	Yield	Years	Total	Yield	Total	Total	Yield
	(Dollars in thousands)

Mortgage Backed Securities	$—	0.0%	—	$—	0.0%	—	$1,524	2.0%	5.5%	$4,002	5.2%	5.5%	$5,526	7.2%	5.5%
State, County and Municipal Securities	38	0.0%	5.0%	2,892	3.8%	4.0%	13,760	17.9%	4.4%	18,356	23.9%	5.0%	35,046	45.7%	4.7%
Corporate Debt Securities	—	0.0%	0.0%	—	0.0%	—	—	0.0%	—	36,175	47.1%	8.0%	36,175	47.1%	8.0%

Total	$38	0.0%	5.0%	$2,892	3.8%	4.0%	$15,284	19.9%	4.5%	$58,533	76.3%	6.9%	$76,747	100.0%	6.3%

Table 12 — Fair Value of Securities Available for Sale
Amounts Maturing

				One			Five
	Within		Weighted	Year to		Weighted	Years to		Weighted			Weighted			Weighted
	One	% of	Average	Five	% of	Average	Ten	%	Average	Over Ten	% of	Average		% of	Average
	Year	Total	Yield	Years	Total	Yield	Years	of Total	Yield	Years	Total	Yield	Total	Total	Yield
	(Dollars in thousands)

U.S. Treasury and U.S. Government Agency Securities	$19,706	4.7%	3.5%	$68,147	16.3%	3.4%	$—	0.0%	0.0%	$—	0.0%	0.0%	$87,853	21.1%	3.5%
Mortgage Backed Securities	—	0.0%	0.0%	104	0.0%	8.0%	62,684	15.0%	4.6%	150,208	36.0%	4.8%	212,996	51.1%	4.8%
Collateralized Mortgage Obligations	—	0.0%	0.0%	—	0.0%	0.0%	22,793	5.5%	4.4%	66,105	15.8%	4.3%	88,898	21.3%	4.4%
State, County and Municipal Securities	—	0.0%	0.0%	18,816	4.5%	4.6%	—	0.0%	0.0%	—	0.0%	0.0%	18,816	4.4%	4.6%
Corporate Debt Securities	—	0.0%	0.0%	—	0.0%	0.0%	—	0.0%	0.0%	8,525	2.0%	6.8%	8,525	1.9%	6.8%

Total	$19,706	4.7%	3.5%	$87,067	20.9%	3.7%	$85,477	20.5%	4.5%	$224,838	54.0%	4.7%	$417,088	100.0%	4.4%

At December 31, 2006 and 2005, the Bank had no investments in obligations of individual states, counties or municipalities which exceeded 10% of stockholders’ equity. In addition, there were no sales of state, county or municipal securities in 2006 or 2005.

Bank Owned Life Insurance  In 1998, the Bank purchased $30.0 million of Bank Owned Life Insurance (“BOLI”). The Bank purchased these policies for the purpose of offsetting the Bank’s future obligations to its employees under its retirement and benefit plans. During 2003, certain split dollar life policies with shared ownership between the Bank and certain executives were reassigned in total to the Bank in response to new legislation that considers any payments by a company to a split dollar life policy to be a prohibited loan (see Note 13 “Employee Benefits” of the Notes to Consolidated Financial Statements in Item 8 hereof). The original insurance policies totaling $1.4 million are now included within the Bank’s BOLI portfolio and will be used by the Company to fund future obligations to its employees under its retirement and benefits plans. The value of BOLI was $45.8 million and $44.8 million at December 31, 2006 and 2005, respectively. The Bank recorded income from BOLI of $3.3 million in 2006, $1.8 million in 2005, and $1.9 million in 2004, respectively. In the first quarter of 2006 the Company recognized a tax exempt gain of $1.3 million for a death benefit received on a former employee who was covered under the BOLI program.

Deposits  As of December 31, 2006, deposits of $2.1 billion were $115.2 million, or 5.2%, lower than the prior year-end. Core deposits decreased by $153.2 million, or 9.1%.

The following table sets forth the average balances of the Bank’s deposits for the periods indicated.

Table 13 — Average Balances of Deposits

	2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Demand Deposits	$495,958	23.1%	$514,611	24.0%	$478,073	24.1%
Savings and Interest Checking	563,615	26.3%	599,797	28.0%	570,661	28.8%
Money Market	524,265	24.4%	519,461	24.2%	456,970	23.0%
Time Certificates of Deposits	563,212	26.2%	510,611	23.8%	478,037	24.1%

Total	$2,147,050	100.0%	$2,144,480	100.0%	$1,983,741	100.0%

The Bank’s time certificates of deposit of $100,000 or more totaled $179.2 million at December 31, 2006. The maturity of these certificates is as follows:

Table 14 — Maturities of Time Certificate of Deposits Over $100,000

	Balance	Percentage
	(Dollars in thousands)

1 to 3 months	$65,523	36.6%
4 to 6 months	75,062	41.9%
7 to 12 months	32,309	18.0%
Over 12 months	6,260	3.5%

Total	$179,154	100.0%

Borrowings  The Bank’s borrowings amounted to $493.6 million at December 31, 2006, a decrease of $94.2 million from year-end 2005. At December 31, 2006, the Bank’s borrowings consisted primarily of FHLB borrowings totaling $305.1 million, a decrease of $112.3 million from the prior year-end. The decrease in these borrowings occurred as excess cash flow from the securities portfolio and certain loan categories was used to decrease wholesale borrowing.

The remaining borrowings consisted of federal funds purchased, assets sold under repurchase agreements, junior subordinated debentures and treasury tax and loan notes. These borrowings totaled $188.5 million at December 31, 2006, an increase of $18.2 million from the prior year-end. See Note 8 “Borrowings” of the Notes to Consolidated Financial Statements included in Item 8 hereof for a schedule of borrowings outstanding and their interest rates and other information related to the Company’s borrowings.

Junior Subordinated Debentures  The Company formed Independent Capital Trust III (“Trust III”) and Independent Capital Trust IV (“Trust IV”) in 2001 and 2002, respectively, for the purposes of each issuing $25.0 million Corporation Obligated Mandatory Redeemable Trust Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures of the Corporation (“trust preferred securities”) and investing the proceeds in junior subordinated debentures issued by the Company (the “Junior Subordinated Debentures”). Additionally, each Trust III and Trust IV issued $773,000 in common securities to the Company. These proceeds were then used to redeem previously issued trust preferred securities issued at higher rates. The Company initially raised this capital for the purposes of supporting asset growth and the execution of a share repurchase.

In October 2006 the Company formed Independent Capital Trust V (“Trust V”), which issued and sold 50,000 trust preferred securities in December 2006. The Company received $50.0 million from the issuance of the trust preferred securities in return for junior subordinated debentures issued by the Company to Independent Capital Trust V. The interest rate of the trust preferred securities is a variable rate determined as the 3 month London Interbank Offered Rate plus 148 basis points. The Company has entered into interest rate swap agreements to fix the interest rate paid on the debentures for the next ten years at 6.52%. The trust preferred securities issued by Trust V were issued and sold in a private placement as part of a pool transaction. Additionally, Trust V issued $1.6 million in common securities to the Company.

The Company used $25.0 million of the proceeds from the issuance of the trust preferred securities of Trust V to redeem all of the outstanding trust preferred securities of Trust III on the first callable date of December 31, 2006 which had a fixed rate of interest at 8.625%. The Company intends to use the remaining $25.0 million of proceeds to redeem the outstanding trust preferred securities of Trust IV on its first callable date of April 30, 2007 which have a fixed rate of interest at 8.375%. The refinancing of the trust preferred securities, when fully completed, will decrease the Company’s annual debt service by approximately $1.0 million a year. The trust preferred securities of Trust V are subject to mandatory redemption when the debentures mature on March 15, 2037. The Company may redeem the debentures and the trust preferred securities at any time on or after March 15, 2012.

Effective March 31, 2004, Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46 Revised, “Consolidation of Variable Interest Entities — an Interpretation of Accounting Research Bulletin No. 51” (“FIN 46R”) required the Company to deconsolidate its two subsidiary trusts (Independent Capital Trust III and

Independent Capital Trust IV). The result of deconsolidating these subsidiary trusts is that trust preferred securities of the trusts, which were classified between liabilities and equity on the balance sheet (mezzanine section), no longer appear on the consolidated balance sheet of the Company. The related minority interest expense also is no longer included in the consolidated statement of income. Due to FIN 46R, the junior subordinated debentures of the Company that were previously eliminated in consolidation are now included on the consolidated balance sheet within total borrowings. The interest expense on the junior subordinated debentures is included in the calculation of net interest margin of the Company, negatively impacting the net interest margin by approximately 0.13% for the twelve months ending December 31, 2004 on an annualized basis and 0.16% for the twelve months ending 2005 and 2006. There is no impact on net income as the amount of interest previously recognized as minority interest is equal to the amount of interest expense that is recognized currently in the net interest margin offset by the dividend income on the subsidiary trusts common stock recognized in other non-interest income.

On March 1, 2005, the Board of Governors of the Federal Reserve issued a final ruling amending its risk-based capital standards for bank holding companies to allow continued inclusion of outstanding and prospective issuances of trust preferred securities in Tier 1 capital for regulatory capital purposes subject to quantitative limits applied to the aggregate amount of trust preferred securities and certain other capital elements. After a five-year transition period, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25 percent of Tier 1 capital elements, net of goodwill less any associated deferred tax liability. The amount of trust preferred securities and certain other elements in excess of the core capital limit generally will be includable in Tier 2 capital. At December 31, 2006 had the aforementioned rules been in effect, the Company’s aggregate amount of trust preferred securities would have represented 21.2% of Tier 1 capital, net of goodwill less any associated net deferred tax liability and therefore $50.0 million of trust preferred securities would be includable in Tier 1 capital. At December 31, 2006, there were $75.0 million of trust preferred securities outstanding, however, given that the Company intends to call $25.0 million in April 2007 the Federal Reserve Board has stipulated that this $25.0 million of callable trust preferred securities are not to be included in the calculation of regulatory capital.

Junior Subordinated Debentures were $77.3 million and $51.5 million at December 31, 2006 and 2005, respectively. The unamortized issuance costs are included in other assets. Unamortized issuance costs were $981,000 and $2.0 million in 2006 and 2005, respectively.

Minority interest expense was $1.1 million in 2004. Interest expense on the junior subordinated debentures, reported in interest on borrowings, which includes the amortization of the issuance cost, was $5.5 million in 2006 and $4.5 million in 2005. The increase in interest expense is mainly due to the write-off of $995,000 of issuance costs in connection with the redemption of trust preferred securities of Trust III.

The Company unconditionally guarantees all Trust IV and Trust V obligations under the trust preferred securities.

In December, the Trustees of Trust III and Trust IV declared a cash dividend of $0.54 and $0.52 per share to stockholders of record of Trust III and Trust IV, respectively, as of the close of business on December 28, 2006. The dividend was paid on December 29, 2006. The Company has paid all scheduled dividends.

Investment Management  As of December 31, 2006, the Rockland Trust Investment Management Group had assets under management of $815.8 million which represents approximately 1,530 trust, fiduciary, and agency accounts. At December 31, 2005, assets under management were $680.1 million, representing approximately 1,340 trust, fiduciary, and agency accounts. Income from the Investment Management Group amounted to $5.5 million, $4.9 million, and $4.2 million for 2006, 2005, and 2004, respectively.

Retail Investments and Insurance  For the year ending December 31, 2006, 2005 and 2004 retail investments and insurance income was $593,000, $404,000, and $517,000, respectively. Retail investments and insurance includes revenue from Linsco/Private Ledger (“LPL”), Private Ledger Insurance Services of Massachusetts, Savings Bank Life Insurance of Massachusetts (“SBLI”), Independent Financial Market Group, Inc. (“IFMG”) and their insurance subsidiary IFS Agencies, Inc. (“IFS”).

RESULTS OF OPERATIONS

Summary of Results of Operations  Net income was $32.9 million for the year ended December 31, 2006, compared to $33.2 million for the year ended December 31, 2005. Diluted earnings per share were $2.17 and $2.14 for the years ended 2006 and 2005, respectively.

In 2006 the Company realized BOLI benefit proceeds of $1.3 million, a recovery on WorldCom Bond Claims of $1.9 million, the write-off of stock issuance cost of $995,000, and prepayment fees on borrowings of $82,000. Security losses of $3.2 million were realized by the Company in 2006, as compared to $616,000 of security gains in 2005.

Return on average assets and return on average equity was 1.12% and 14.60%, respectively, for the year ending December 31, 2006 as compared to 1.11% and 15.10%, respectively, for the year ending December 31, 2005. Equity to assets was 8.1% as of December 31, 2006, compared to 7.50% for the same period last year.

Net Interest Income  The amount of net interest income is affected by changes in interest rates and by the volume, mix, and interest rate sensitivity of interest-earning assets and interest-bearing liabilities.

On a fully tax-equivalent basis, net interest income was $104.4 million in 2006, a 3.0% decrease from 2005 net interest income of $107.7 million reported in 2005.

The decrease in net interest income in 2006 compared with that of 2005 is primarily attributable to a smaller balance sheet and an increase in the cost of deposits. Additionally, the Company wrote off $995,000 of unamortized debt issuance costs upon redemption of $25.0 million of trust preferred securities in December 2006 which was realized as a component of interest expense on borrowings. The yield on earning assets was 6.25% in 2006, compared with 5.68% in 2005. The average balance of securities decreased by $131.7 million, or 17.1%, as compared with the prior year. The average balance of loans increased by $53.5 million, or 2.7%, and the yield on loans increased by 58 basis points to 6.70% in 2006, compared to 6.12% in 2005. This increase in the yield on earning assets was due to the higher interest rate environment in 2006 than during 2005 and growth in average loans. During 2006, the average balance of interest-bearing liabilities decreased by $48.8 million, or 2.2%, over 2005 average balances. The average cost of these liabilities increased to 2.98% compared to 2.23% in 2005. Earning assets and interest bearing liability pricing are affected by competition and changes in interest rates. Economic conditions and the Federal Reserve’s monetary policy influence interest rates as shown by the changes reflected in the following graph:

The following table presents the Company’s average balances, net interest income, interest rate spread, and net interest margin for 2006, 2005, and 2004. Non-taxable income from loans and securities is presented on a fully tax-equivalent basis whereby tax-exempt income is adjusted upward by an amount equivalent to the prevailing federal income taxes that would have been paid if the income had been fully taxable.

Table 15 — Average Balance, Interest Earned/Paid & Average Yields

	Years Ended December 31,
	2006				2005			2004
		Interest				Interest			Interest
	Average	Earned/	Average		Average	Earned/	Average	Average	Earned/	Average
	Balance	Paid	Yield		Balance	Paid	Yield	Balance	Paid	Yield
	(Dollars in thousands)						(Dollars in thousands)

Interest-Earning Assets:
Federal Funds Sold, Assets Purchased Under
Resale Agreement and Short Term Investments	$29,464	$1,514	5.14%		$14,023	$515	3.67%	$750	$17	2.27%
Securities:
Trading Assets	1,570	42	2.68%		1,548	36	2.33%	1,507	48	3.19%
Taxable Investment Securities	581,372	27,229	4.68%		708,043	31,188	4.40%	712,663	31,549	4.43%
Non-Taxable Investment Securities(1)	57,725	3,879	6.72%		62,771	4,126	6.57%	64,215	4,261	6.64%

Total Securities	640,667	31,150	4.86%		772,362	35,350	4.58%	778,385	35,858	4.61%
Loans(1)	2,041,098	136,802	6.70%		1,987,591	121,605	6.12%	1,743,844	100,560	5.77%

Total Interest-Earning Assets	$2,711,229	$169,466	6.25%		$2,773,976	$157,470	5.68%	$2,522,979	$136,435	5.41%

Cash and Due from Banks	59,834				65,703			68,024
Other Assets	151,295				144,747			120,550

Total Assets	$2,922,358				$2,984,426			$2,711,553

Interest-Bearing Liabilities:
Deposits:
Savings and Interest Checking Accounts	$563,615	$4,810	0.85%		$599,797	$3,037	0.51%	$570,661	$2,800	0.49%
Money Market	524,265	14,872	2.84%		519,461	9,549	1.84%	456,970	5,871	1.28%
Time Certificates of Deposits	563,212	21,111	3.75%		510,611	13,172	2.58%	478,037	10,254	2.15%

Total Interest Bearing Deposits	1,651,092	40,793	2.47%		1,629,869	25,758	1.58%	1,505,668	18,925	1.26%
Borrowings:
Federal Home Loan Bank Borrowings	365,597	15,524	4.25%		468,821	18,162	3.87%	407,836	13,900	3.41%
Federal Funds Purchased and Assets Sold Under Repurchase Agreements	113,448	3,171	2.80%		80,074	1,389	1.73%	61,199	589	0.96%
Junior Subordinated Debentures	51,899	5,504	10.61	%(4)	51,546	4,469	8.67%	38,871	3,364	8.65%
Treasury Tax and Loan Notes	1,081	46	4.26%		1,653	40	2.42%	3,154	19	0.60%

Total Borrowings	532,025	24,245	4.56%		602,094	24,060	4.00%	511,060	17,872	3.50%

Total Interest-Bearing Liabilities	$2,183,117	$65,038	2.98	%(4)	$2,231,963	$49,818	2.23%	$2,016,728	$36,797	1.82%

Demand Deposits	495,958				514,611			478,073
Corporation-Obligated Mandatorily Redeemable Securities of Subsidiary Holding Solely Parent Company Debentures	—				—			11,769
Other Liabilities	18,286				17,897			15,849

Total Liabilities	$2,697,361				$2,764,471			$2,522,419
Stockholders’ Equity	224,997				219,955			189,134

Total Liabilities and Stockholders’ Equity	$2,922,358				$2,984,426			$2,711,553

Net Interest Income(1)		$104,428				$107,652			$99,638

Interest Rate Spread(2)			3.27	%(4)			3.45%			3.59%

Net Interest Margin(3)			3.85	%(4)			3.88%			3.95%

Supplemental Information:
Total Deposits, Including Demand Deposits	$2,147,050	$40,793			$2,144,480	$25,758		$1,983,741	$18,925
Cost of Total Deposits			1.90%				1.20%			0.95%
Total Funding Liabilities, Including Demand Deposits	$2,679,075	$65,038			$2,746,574	$49,818		$2,494,801	$36,797
Cost of Total Funding Liabilities			2.43%				1.81%			1.47%

(1)	The total amount of adjustment to present interest income and yield on a fully tax-equivalent basis is $1,773, $1,809 and $1,822 in 2006, 2005 and 2004, respectively.

(2)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average costs of interest-bearing liabilities.

(3)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

(4)	In 2006, the yield on junior subordinated debentures, the interest rate spread and the net interest margin includes the write-off of $995,000 of unamortized issuance costs related to the refinancing of $25.8 million of junior subordinated debentures. The yield on junior subordinated debentures, total interest-bearing liabilities, the interest rate spread, and the net interest margin would have been 8.69%, 2.93%, 3.32%, and 3.89%, respectively.

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

Table 16 — Volume Rate Analysis

	Year Ended December 31,
	2006 Compared To 2005					2005 Compared To 2004				2004 Compared To 2003
				Change				Change				Change
	Change		Change	Due to		Change	Change	Due to		Change	Change	Due to
	Due to		Due to	Volume/	Total	Due to	Due to	Volume/	Total	Due to	Due to	Volume/	Total
	Rate		Volume	Rate	Change	Rate	Volume	Rate	Change	Rate	Volume	Rate	Change
			(Dollars in thousands)

Income on Interest-Earning
Assets:
Federal Funds Sold Assets Purchased Under Resale Agreement and Short Term Investments	$206		$567	$226	$999	$10	$301	$187	$498	$1	$0	$16	$17
Securities:
Trading Assets	5		1	—	6	(13)	1	—	(12)	—	12	—	12
Taxable Securities	1,974		(5,580)	(353)	(3,959)	(157)	(205)	1	(361)	(1,420)	3,408	(163)	1,825
Non-Taxable Securities(1)	92		(332)	(7)	(247)	(40)	(96)	1	(135)	(105)	(51)	1	(155)

Total Securities:	2,071		(5,911)	(360)	(4,200)	(210)	(300)	2	(508)	(1,525)	3,369	(162)	1,682
Loans(1)(2)	11,611		3,274	312	15,197	6,132	14,056	857	21,045	(8,746)	14,646	(1,334)	4,566

Total	$13,888		$(2,070)	$178	$11,996	$5,932	$14,057	$1,046	$21,035	$(10,270)	$18,015	$(1,480)	$6,265

Expense of Interest-Bearing
Liabilities:
Deposits:
Savings and Interest Checking Accounts	$2,082		$(183)	$(126)	$1,773	$89	$143	$5	$237	$124	$355	$19	$498
Money Market	5,187		88	48	5,323	2,529	803	346	3,678	220	1,306	67	1,593
Time Certificates of Deposits	5,967		1,357	615	7,939	2,077	699	142	2,918	(1,302)	378	(44)	(968)

Total Interest-Bearing Deposits:	13,236		1,262	537	15,035	4,695	1,645	493	6,833	(958)	2,039	42	1,123
Borrowings:
Federal Home Loan Bank Borrowings	1,745		(3,999)	(384)	(2,638)	1,899	2,079	284	4,262	(2,099)	2,067	(305)	(337)
Federal Funds Purchased and Assets Sold Under Repurchase Agreements	849		579	354	1,782	472	182	146	800	17	87	3	107
Junior Subordinated Debentures	998	(3)	31	6	1,035	6	1,097 (4)	2	1,105	—	—	3,364 (4)	3,364
Treasury Tax and Loan Notes	30		(14)	(10)	6	57	(9)	(27)	21	4	1	1	6

Total Borrowings	3,622		(3,403)	(34)	182	2,434	3,349	405	6,188	(2,078)	2,155	3,063	3,140

Total	$16,858		$(2,141)	$503	$15,220	$7,129	$4,994	$898	$13,021	$(3,036)	$4,194	$3,105	$4,263

Change in Net Interest Income	$(2,970)		$71	$(325)	$3,224	$(1,197)	$9,063	$148	$8,014	$(7,234)	$13,821	$(4,585)	$2,002

(1)	The total amount of adjustment to present interest income and yield on a fully tax-equivalent basis is $1,773, $1,809 and $1,822 in 2006, 2005 and 2004, respectively.

(2)	Loans include portfolio loans, loans held for sale and nonaccrual loans, however unpaid interest on nonperforming loans has not been included for purposes of determining interest income.

(3)	In 2006, the yield on junior subordinated debentures, the interest rate spread and the net interest margin includes the write-off of $995,000 of unamortized issuance costs related to the refinancing of $25.8 million of junior subordinated debentures. The yield on junior subordinated debentures, the interest rate spread, and the net interest margin would have been 8.69%, 3.32%, and 3.89%, respectively.

(4)	In 2006 the change in the junior subordinated debentures interest expense is due to the write-off of $995,000 of unamortized issuance costs related to the refinancing of $25.8 million of junior subordinated debentures. In both 2005 and 2004, the change in interest expense is due to the adoption of Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46 Revised, “Consolidation of Variable Interest Entities — an Interpretation of Accounting Research Bulletin No. 51” (“FIN 46R”) which required the Company to deconsolidate its two subsidiary trusts (Independent Capital Trust III and Independent Capital Trust IV) on March 31, 2004. Due to FIN 46R, the junior subordinated debentures of the parent company that were previously eliminated in consolidation are now included on the consolidated balance sheet within total borrowings. The interest expense on the junior subordinated debentures is included in the calculation of net interest margin of the consolidated company, negatively impacting the net interest margin by approximately 0.13% for the twelve months ending December 31, 2004 on an annualized basis and 0.16% for the fiscal years to follow.

Net interest income on a fully tax-equivalent basis decreased by $3.2 million in 2006 compared to 2005. Interest income on a fully tax-equivalent basis increased by $12.0 million, or 7.6%, to $169.5 million in 2006 as compared to the prior year-end primarily contributable to the higher interest rate environment. Based upon increases in loan rates alone (not considering the impact of volume change and mix), interest income increased $11.6 million in 2006. Interest income from taxable securities decreased by $4.0, or 12.7%, to $27.2 million in 2006 as compared to the prior year. The overall yield on interest earning assets increased by 10.0% to 6.25% in 2006 as compared to 5.68% in 2005.

Interest expense for the year ended December 31, 2006 increased to $65.0 million from the $49.8 million recorded in 2005, an increase of $15.2 million, or 30.6%, of which $16.9 million is due to the increase in rates on deposits and borrowings. The total cost of funds increased 34.3% to 2.43% for 2006 as compared to 1.81% for 2005. Average interest-bearing deposits increased $21.2 million, or 1.3% over prior year along with the cost of these deposits from 1.58% to 2.47% primarily attributable to a higher rate environment.

Average borrowings decreased by $70.1 million, or 11.6%, from the 2005 average balance. The majority of this decrease is attributable to a decrease in Federal Home Loan Bank borrowings of $103.2 million offset by an increase in fed funds purchased of $33.4 million. The average cost of borrowings increased to 4.56% from 4.00%.

Provision For Loan Losses  The provision for loan losses represents the charge to expense that is required to maintain an adequate level of allowance for loan losses. The decrease in the level of provision is the result of a combination of factors including the deceleration in the rate of loan portfolio growth in the current interest rate environment and a decreased level of net loan charge-offs in 2006. The loan portfolio increased by 0.8% in 2006 as compared to 6.5% in 2005. Net charge-offs were $2.2 million, or 0.11% of average loans, in 2006 as compared to $2.7 million, or 0.014% of average loans, in 2005. Management’s periodic evaluation of the adequacy of the allowance considers past loan loss experience, known and inherent risks in the loan portfolio, adverse situations which may affect the borrowers’ ability to repay, the estimated value of the underlying collateral, if any, and current and prospective economic conditions. Substantial portions of the Bank’s loans are secured by real estate in Massachusetts. Accordingly, the ultimate collectibility of a substantial portion of the Bank’s loan portfolio is susceptible to changes in property values within the state.

The provision for loan losses totaled $2.3 million in 2006, compared with $4.2 million in 2005 a decrease of $1.9 million. The Company’s allowance for loan losses as a percentage of loans increased to 1.32%, an increase of 0.8% from the 1.31% on December 31, 2005. For the year ended December 31, 2006, net loan charge-offs totaled $2.2 million, a decrease of $574,000 from the prior year. The allowance for loan losses at December 31, 2006 was 384.22% of nonperforming loans, as compared to 797.81% at the prior year-end due to a higher level of non-performing assets. The provision for loan losses covered net charge-offs by 1.1 times at December 31, 2006.

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

Non-Interest Income  The following table sets forth information regarding non-interest income for the periods shown.

Table 17 — Non-Interest Income

Years Ended December 31,	2006	2005	2004
	(Dollars in thousands)

Service charges on deposit accounts	$14,233	$13,103	$12,345
Investment management services	6,128	5,287	4,683
Mortgage banking income	2,699	3,155	2,763
Bank owned life insurance	3,259	1,831	1,902
Net (loss)/gain on sales of securities	(3,161)	616	1,458
Gain on branch sale	—	—	1,756
Other non-interest income	3,486	3,281	3,448

Total	$26,644	$27,273	$28,355

Non-interest income, which is generated by deposit account service charges, investment management services, mortgage banking activities, and miscellaneous other sources, amounted to $26.6 million in 2006, a $629,000, or 2.3%, decrease from the prior year.

Service charges on deposit accounts, which represented 53.4% of total non-interest income in 2006, increased from $13.1 million in 2005 to $14.2 million in 2006, primarily reflecting increased overdraft fees and debit card revenue. Investment management services revenue increased by 15.9% to $6.1 million compared to $5.3 million in 2005, primarily due to growth in managed assets. Assets under administration at December 31, 2006 were $815.8 million, an increase of $135.7 million, or 20.0%, as compared to December 31, 2005.

Mortgage banking income of $2.7 million in 2006, decreased by 14.5% from the $3.2 million recorded in 2005. The decrease is primarily attributable to a lower volume of mortgage sales in 2006 as compared to 2005. The Bank’s mortgage banking revenue consists primarily of servicing released premiums, net servicing income, and gains and losses on the sale of loans which includes application fees and origination fees on sold loans. Gains and losses on sales of mortgage loans are recorded as mortgage banking income. The gains and losses resulting from the sales of loans with servicing retained are adjusted to recognize the present value of future servicing fee income over the estimated lives of the related loans. Residential real estate loans and the related servicing rights are sold on a flow basis. Mortgage servicing rights are amortized on a method that approximates the estimated weighted average life of the underlying loans serviced for others. Amortization is recorded as a charge against mortgage service fee income, a component of mortgage banking income. Rockland’s assumptions with respect to prepayments, which affect the estimated average life of the loans, are adjusted periodically to consider market consensus loan prepayment predictions at that date. At December 31, 2006 the mortgage servicing rights asset was $2.4 million, or 0.83%, of the serviced loan portfolio. At December 31, 2005 the mortgage servicing rights asset was $2.9 million, or 0.86%, of the serviced loan portfolio.

BOLI income for 2006 includes $1.3 million of a death benefit received on a former employee covered under the BOLI program leading to the increase in BOLI income of $1.4 million in 2006 as compared to 2005.

Net security losses were $3.2 million for the twelve months ended December 31, 2006 as compared to net security gains of $616,000 for the same period in 2005.

Other non-interest income increased by $205,000, or 6.2% for the twelve months ended December 31, 2006, mainly due to improved checkbook revenue, commercial loan late charge fees and unrealized gains on trading assets.

Non-Interest Expense  The following table sets forth information regarding non-interest expense for the periods shown.

Table 18 — Non-Interest Expense

Years Ended December 31,	2006	2005	2004
	(Dollars in thousands)

Salaries and employee benefits	$47,890	$47,912	$44,899
Occupancy and equipment expenses	10,060	10,070	8,894
Data processing and facilities management	4,440	4,091	4,474
Recovery on WorldCom bond claims	(1,892)	—	—
Merger and acquisition	—	—	684
Other
Advertising	1,364	1,959	2,447
Telephone	1,298	1,385	1,777
Postage	1,056	1,006	942
Debit card and ATM processing	1,187	940	624
Software maintenance	963	873	308
Consulting	895	794	1,701
Examinations and audits	805	785	626
Legal fees	665	641	478
Business development	178	157	482
Other non-interest expense	10,445	10,002	9,355

Total other	18,856	18,542	18,740

Total	$79,354	$80,615	$77,691

Non-interest expense decreased by $1.3 million, or 1.6%, during the year ended December 31, 2006 as compared to the same period last year. Salaries and employee benefits decreased by $22,000, or 0.1%, for the year ended December 31, 2006, as compared to the prior year mainly due to decreases in incentive compensation and sales commissions offset by an increase in the cost of employee retirement plan programs.

Occupancy and equipment expenses decreased $10,000, or 0.1%, for the twelve months ended December 31, 2006.

Data processing and facilities management expense has increased $349,000, or 8.5%, for the twelve months ended December 31, 2006, compared to the same period in 2005, largely as a result of contractual increases.

As previously announced, during the fourth quarter of 2006, the Company recovered $1.9 million on an impairment charge recognized in 2002 of $4.4 million on its investment in WorldCom bonds through settlement proceeds received from its claims in a class action case brought against WorldCom and from the WorldCom Victim Trust.

Other non-interest expenses increased by $314,000, or 1.7%, for the twelve months ended December 31, 2006, as compared to the same period in the prior year. The increase in the twelve month period is due to increased debit card and ATM processing, software maintenance and a prepayment penalty on borrowings.

Minority Interest  Effective March 31, 2004, the Company no longer reports the interest payable, net of the amortization of the issuance costs, on the trust preferred as Minority Interest. Rather, the interest expense on the junior subordinated debentures, offset by the amortization of the issuance costs, is captured in borrowings expense. See Junior Subordinated Debentures in Item 7 hereof.

Minority Interest expense was zero in 2006 and 2005 and $1.1 million in 2004. Interest expense on the junior subordinated debentures, reported in interest on borrowings, was $5.5 million in 2006, $4.5 million in 2005 and $3.3 million in 2004. In 2006, interest expense on junior subordinated debentures includes the write-off of $995,000 of unamortized issuance costs associated with the refinancing of the junior subordinated debentures issued to Trust III. See Junior Subordinated Debentures in Item 7 hereof.

Income Taxes  For the years ended December 31, 2006, 2005 and 2004 the Company recorded combined federal and state income tax provisions of $14.8 million, $15.1 million and $13.6 million, respectively. These provisions reflect effective income tax rates of 31.0%, 31.3% and 30.7%, in 2006, 2005, and 2004, respectively, which are less than the Bank’s blended federal and state statutory tax rate of 41.8%. The lower effective income tax rates are attributable to certain non-taxable interest and dividends, certain tax efficiency strategies employed by the Company, and tax credits. The effective rate decreased 30 basis points for 2006 as compared to 2005 mainly due to a decrease in securities held at the Company’s state tax advantaged security corporations year over year. The recognition of $1.5 million of New Markets Tax Credits in 2006 and 2005 and of $750,000 in 2004 has improved the Company’s effective rate by 3.2%, 3.1% and 1.7% for 2006, 2005 and 2004, respectively.

During the second quarter of 2004, one of the Company’s subsidiaries (a Community Development Entity, or “CDE”) was awarded $30.0 million in tax credit allocation authority under the New Markets Tax Credit Program of the United States Department of Treasury. In both 2004 and 2005, the Bank invested $15.0 million in the CDE providing it with the capital necessary to begin assisting qualified businesses in low-income communities throughout its market area. Based upon the Bank’s total $30.0 million investment, it will be eligible to receive tax credits from 2004 through 2011 totaling 39% of its investment, or $11.7 million. The Company began recognizing the benefit of these tax credits by reducing the provision for income taxes by $750,000 during 2004, and $1.5 million in both 2005 and 2006. The following table details the tax credit recognition by year based upon the $15.0 million invested in 2004 and 2005.

Table 19 — New Markets Tax Credit Recognition Schedule

										Remaining	Recognized In
Investment		2004	2005	2006	2007	2008	2009	2010	2011	Total	2004 — 2006	Total
	(Dollars in thousands)

2004	$15M	$750	$750	$750	$900	$900	$900	$900	$—	$3,600	$2,250	$5,850
2005	$15M	—	$750	$750	$750	$900	$900	$900	$900	$4,350	$1,500	$5,850

Total	$30M	$750	$1,500	$1,500	$1,650	$1,800	$1,800	$1,800	$900	$7,950	$3,750	$11,700

During 2006, the Company, through another of its CDE subsidiaries, was awarded another $45.0 million in tax credit allocation authority under the New Markets Tax Credit Program. The Company will be eligible to receive tax credits over a seven year period totaling 39% beginning from the date of each of its capital investments in the CDE subsidiary which received the $45.0 million award. No tax credits were recognized in 2006 related to this award.

The tax effects of all income and expense transactions are recognized by the Company in each year’s consolidated statements of income regardless of the year in which the transactions are reported for income tax purposes.

Comparison of 2005 vs. 2004  The Company’s assets increased to $3.0 billion in 2005, an increase of $97.8 million, or 3.3%, from the $2.9 billion reported in 2004. Securities decreased by $101.6 million, or 12.4%, to $716.6 million at December 31, 2005 from $818.2 million a year earlier. Loans increased by $124.5 million, or 6.5%, during the twelve months ended December 31, 2005. At December 31, 2005, deposits of $2.2 billion were $145.3 million, or 7.1%, higher than the prior year-end. Core deposits increased $65.4 million, or 4.1%, and time deposits increased $79.9 million, or 17.8%. Borrowings were $587.8 million at December 31, 2005, a decrease of $67.4 million from December 31, 2004. During 2004, the Company completed the acquisition of Falmouth Bancorp, Inc., parent of Falmouth Co-Operative Bank (“Falmouth”) resulting in total assets acquired of

$158.4 million, total liabilities assumed of $141.6 million, or $16.8 million of net assets. For more insight into the acquisition see the 2004 Form 10-K.

Net income for 2005 was $33.2 million, or $2.14 per diluted share, compared to $30.8 million, or $2.03 per diluted share, for 2004. Return on average assets and return on average equity were 1.11% and 15.10%, respectively, for 2005 and 1.13% and 16.27%, respectively, for 2004.

Net interest income on a fully tax-equivalent basis increased by $8.0 million in 2005 compared to $99.6 million in 2004. Interest income on a fully tax-equivalent basis increased by $21.0 million, or 15.4%, to $157.5 million in 2005 as compared to the prior year-end primarily contributable to the growth in the average loan portfolio of $243.7 million to $2.0 billion during 2005. Based upon loan volume growth alone (not considering the impact of rate change and mix), interest income increased $14.1 million in 2005. Interest income from taxable securities decreased by $361,000, or 1.1%, to $31.2 million in 2005 as compared to the prior year. The overall yield on interest earning assets increased by 5.0% to 5.68% in 2005 as compared to 5.41% in 2004.

Interest expense for the year ended December 31, 2005 increased to $49.8 million from the $36.8 million recorded in 2004, an increase of $13.0 million, or 35.4%, of which $7.1 million is due to the increase in rates on deposits and borrowings. The total cost of funds increased 23.1% to 1.81% for 2005 as compared to 1.47% for 2004. Helping to offset some of the increase in the total cost of funds was a $36.5 million, or 7.6%, increase in non-interest bearing demand deposit balances. Average interest-bearing deposits increased $124.2 million, or 8.2%, over prior year along with the cost of these deposits from 1.26% to 1.58%, attributable to both a higher rate environment and increases in higher yielding deposit categories.

Average borrowings increased by $91.0 million, or 17.8%, from the 2004 average balance. The majority of this increase is attributable to an increase in Federal Home Loan Bank borrowings of $61.0 million with an additional $12.7 million of the increase resulting from the inclusion of junior subordinated debentures in borrowings for the full year in 2005 as compared to ten months in 2004 (see Junior Subordinated Debentures in Item 7 hereof). The average cost of borrowings increased to 4.00% from 3.50%.

For the year ended December 31, 2005, net loan charge-offs totaled $2.7 million, an increase of $879,000 from the prior year reflecting the change in the bankruptcy law in 2005. The allowance for loan losses at December 31, 2005 was 797.81% of nonperforming loans, as compared to 932.53% at the prior year-end.

Non-interest income, which is generated by deposit account service charges, investment management services, mortgage banking activities, and miscellaneous other sources, amounted to $27.3 million in 2005, a $1.1 million, or 3.8%, decrease from the prior year. The majority of the decrease is attributable to the sale of a bank branch in North Eastham, MA during the fourth quarter of 2004 that resulted in a pre-tax gain of approximately $1.8 million, as well as a decrease in net securities sales gains of $842,000. Service charges on deposit accounts, which represented 48.3% of total non-interest income in 2005, increased from $12.3 million in 2004 to $13.1 million in 2005, reflecting strong organic growth in core deposits, a full year of earnings related to the acquired deposits in 2005 and increased service charges on overdrafts and return check charges implemented in August 2005. Investment management services revenue increased by 12.9% to $5.3 million compared to $4.7 million in 2004, due to growth in managed assets. Assets under administration at December 31, 2005 were $680.1 million, an increase of $116.1 million, or 20.6%, as compared to December 31, 2004.

Mortgage banking income of $3.2 million in 2005 increased by 14.2% from the $2.8 million recorded in 2004. The increase is a result of selling a higher percentage of loan production and changes in market rates favorably impacting servicing asset amortization.

At December 31, 2005 the mortgage servicing rights asset was $2.9 million, or 0.86%, of the serviced loan portfolio. At December 31, 2004 the mortgage servicing rights asset was $3.3 million, or 0.84%, of the serviced loan portfolio.

Net security gains were $616,000 for the twelve months ended December 31, 2005 as compared to $1.5 million for the same period in 2004, a decrease of $842,000, or 57.8%.

Other non-interest income decreased by $290,000, or 8.4%, for the twelve months ended December 31, 2005, mainly due to a decrease in commercial loan prepayment fees.

Non-interest expense increased by $2.8 million, or 3.6%, during the year ended December 31, 2005 as compared to the same period in the prior year. Salaries and employee benefits increased by $3.0 million, or 6.7%, for the year ended December 31, 2005, as compared to the prior year reflecting annual merit increases for employees, select additions to staff to support strategic initiatives, severance expense due to position eliminations of $333,000 recognized during the quarter ended December 31, 2005, an annual increase in performance based incentive compensation of $399,000, as well as increases in pension costs of $634,000 and medical insurance of $303,000.

Occupancy and equipment expenses increased $1.2 million, or 13.2%, for the twelve months ended December 31, 2005. The increase in this expense is primarily driven by facilities rent associated with the Falmouth Bancorp, Inc. acquisition which closed in mid-2004, closed branch lease buyout expense and the accelerated write-off of assets associated with these branch closings, two de novo branches, and increased depreciation expense related to a new phone system installed in 2004. Snow removal cost also increased by $165,000 on a year over year basis due to the inclement weather experienced in the early part of 2005.

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

At December 31, 2006 and December 31, 2005 the Company had interest rate swaps, designated as “cash flow” hedges. The purpose of these swaps is to hedge the variability in the cash outflows of LIBOR-based borrowings attributable to changes in interest rates. The table below shows interest rate derivatives the Company held as of December 31, 2006 and December 31, 2005:

Table 20 — Interest Rate Derivatives

	As of December 31, 2006
								Market
					Receive		Pay Fixed	Value at
	Notional	Trade	Effective	Maturity	(Variable)	Current Rate	Swap Rate/	December 31,
	Amount	Date	Date	Date	Index	Received	Cap Strike Rate	2006
	(Dollars in thousands)

Interest Rate Swaps
	$25,000	16-Jan-04	21-Jan-04	21-Jan-07	3 Month LIBOR	5.37%	2.49%	$47
	$35,000	18-Jan-05	20-Jan-05	20-Jan-10	3 Month LIBOR	5.37%	4.06%	$936
	$25,000	16-Feb-06	28-Dec-06	28-Dec-16	3 Month LIBOR	5.36%	5.04%	$82
	$25,000	16-Feb-06	28-Dec-06	28-Dec-16	3 Month LIBOR	5.36%	5.04%	$89

Total	$110,000						Total	$1,154
Interest Rate Caps
	$100,000	27-Jan-05	31-Jan-05	31-Jan-08	3 Month LIBOR	5.38%	4.00%	$1,284

Grand Total	$210,000
						Grand Total		$2,438

	As of December 31, 2005
								Market
					Receive		Pay Fixed	Value at
	Notional	Trade	Effective	Maturity	(Variable)	Current Rate	Swap Rate/	December 31,
	Amount	Date	Date	Date	Index	Received	Cap Strike Rate	2005

Interest Rate Swaps
	$25,000	20-Sep-02	21-Nov-03	21-Nov-06	3 Month LIBOR	4.37%	3.65%	$237
	$25,000	20-Sep-02	21-Nov-03	21-Nov-06	3 Month LIBOR	4.37%	3.65%	$237
	$25,000	16-Jan-04	21-Jan-04	21-Jan-07	3 Month LIBOR	4.18%	2.49%	$588
	$35,000	18-Jan-05	20-Jan-05	20-Jan-10	3 Month LIBOR	4.17%	4.06%	$905

Total	$110,000						Total	$1,967
Interest Rate Caps
	$100,000	27-Jan-05	31-Jan-05	31-Jan-08	3 Month LIBOR	4.26%	4.00%	$1,655

Grand Total	$210,000
						Grand Total		$3,622

During February, 2006 the Company entered into two forward starting swaps, each with a $25.0 million notional amount, with the intention of hedging $50.0 million variable rate (LIBOR plus 148 basis points) trust preferred securities. On December 28, 2006, these forward starting swaps became effective when Trust V issued $50.0 million of trust preferred securities (see Junior Subordinated Debentures within Item 7. hereof) which pay interest at a variable rate of interest of LIBOR plus 148 basis points. Through these swaps the Company has effectively locked in a fixed rate of 6.52% on that debt obligation.

As a result of the prolonged flat/inverted yield curve environment and the resulting strategy to de-leverage the balance sheet, management unwound $50.0 million of notional value of interest rate swaps hedging 3 month revolving FHLB advances tied to LIBOR and paid down the underlying borrowings. The influx of liquidity associated with cash flows from the securities portfolio not being reinvested made the borrowings unnecessary. Gains of $237,000 and $215,000 were realized against interest expense in the first quarter of 2006 and the third quarter of 2005, respectively, associated with the sale of these interest rate swaps.

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

The following table sets forth the fair value of residential mortgage loan commitments and forward sales agreements at the periods indicated:

Table 21 — Fair Value of Residential Mortgage Loan Commitments and Forward Sales Agreements

	Fair Value at
	December 31,	December 31,
	2006	2005
	(Dollars in thousands)

Residential Mortgage Loan Commitments	$93	$108
Forward Sales Agreements	$60	$(22)

	Change for the Twelve Months
	Ended December 31,
	2006	2005

Residential Mortgage Loan Commitments	$(15)	$(40)
Forward Sales Agreements	$82	$25

Total Change in Fair Value	$67	$(15)

Changes in these fair values are recorded as a component of mortgage banking income.

Market Risk  Market risk is the sensitivity of income to changes in interest rates, foreign exchange rates, commodity prices and other market-driven rates or prices. The Company has no trading operations, with the exception of funds managed by the Company’s investment management group and that are held within a trust to fund non-qualified executive retirement obligations (see Note 3, Trading Assets, in Item 8 hereof), and thus is only exposed to non-trading market risk.

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

The Company’s policy on interest-rate risk simulation specifies that if interest rates were to shift gradually up or down 200 basis points, estimated net interest income for the subsequent 12 months should decline by less than 6.0%. The Company was well within policy limits at December 31, 2006 and 2005.

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

The following table sets forth the estimated effects on the Company’s net interest income over a 12-month period following the indicated dates in the event of the indicated increases or decreases in market interest rates:

Table 22 — Interest Rate Sensitivity

	200 Basis Point	200 Basis Point
	Rate Increase	Rate Decrease

December 31, 2006	(2.72%)	(0.78%)
December 31, 2005	(1.56%)	(0.87%)

The results implied in the above table indicate estimated changes in simulated net interest income for the subsequent 12 months assuming a gradual shift up or down in market rates of 200 basis points across the entire yield curve. It should be emphasized, however, that the results are dependent on material assumptions such as those discussed above. For instance, asymmetrical rate behavior can have a material impact on the simulation results. If competition for deposits forced the Company to raise rates on those liabilities quicker than is assumed in the simulation analysis without a corresponding increase in asset yields, net interest income may be negatively impacted. Alternatively, if the Company is able to lag increases in deposit rates as loans re-price upward net interest income would be positively impacted.

The most significant factors affecting market risk exposure of the Company’s net interest income during 2006 were (i) changes in the composition and prepayment speeds of mortgage assets and loans, (ii) the shape of the U.S. Government securities and interest rate swap yield curve, (iii) the level of U.S. prime interest rates, and (iv) the level of rates paid on deposit accounts.

The table below provides information about the Company’s derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including interest rate swaps, interest rate caps and debt obligations. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For interest rate swaps, the table presents notional amounts and weighted average interest rates by expected maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on implied forward rates at the reporting date. For interest rate caps, the table presents notional amounts by expected maturity dates, as well as the strike rate, and the anticipated average interest rate the cap will pay based upon the implied forward rates at the reporting date.

Table 23 — Expected Maturities of Long Term Debt and Interest Rate Derivatives

	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value
	(Dollars in thousands)

LIABILITIES
Long Term debt:
Fixed Rate	$3	$25,003	$3	$50,003	$20,003	$50,113	$145,128	$150,008
Average interest rate	3.75%	2.66%	3.75%	4.95%	4.82%	4.89%	4.52%
Variable Rate	—	—	—	—	—	—	—
Average interest rate	—	—	—	—	—	—	—
INTEREST RATE DERIVATIVES
Interest Rate Swaps:
Variable to Fixed	$25,000	$—	—	$35,000	—	$50,000	$110,000	$1,154
Average pay rate	2.49%	—	—	4.06%	—	5.04%	4.15%
Average receive rate	5.37%	—	—	4.96%	—	5.07%	5.10%
Fixed to Variable	—	—	—	—	—	—	—
Average pay rate	—	—	—	—	—	—	—
Average receive rate	—	—	—	—	—	—	—
Interest Rate Cap:
Variable Rate with Interest Rate Cap	—	$100,000	—	—	—	—	—	$1,284
Interest rate cap strike rate	—	4.00%	—	—	—	—	—
Net receive rate (1)	—	1.20%	—	—	—	—	—

(1)	Represents anticipated weighted average rate received from the interest rate cap.

Liquidity  Liquidity, as it pertains to the Company, is the ability to generate adequate amounts of cash in the most economical way for the institution to meet its ongoing obligations to pay deposit withdrawals and to fund loan commitments. The Company’s primary sources of funds are deposits, borrowings, and the amortization, prepayment and maturities of loans and securities.

The Bank utilizes its extensive branch network to access retail customers who provide a stable base of in-market core deposits. These funds are principally comprised of demand deposits, interest checking accounts, savings accounts, and money market accounts. Deposit levels are greatly influenced by interest rates, economic conditions, and competitive factors. The Bank has also established repurchase agreements, with major brokerage firms as potential sources of liquidity. At December 31, 2006, the Company had $25.0 million outstanding of such repurchase agreements. In addition to agreements with brokers, the Bank also had customer repurchase agreements outstanding amounting to $83.2 million at December 31, 2006. As a member of the Federal Home Loan Bank, the Bank has access to approximately $508.9 million of borrowing capacity. On December 31, 2006, the Bank had $305.1 million outstanding in FHLB borrowings.

The Company, as a separately incorporated bank holding company, has no significant operations other than serving as the sole stockholder of the Bank. Its commitments and debt service requirement, at December 31, 2006, consist of junior subordinated debentures, including accrued interest, issued to two unconsolidated subsidiaries, $25.8 million to Independent Capital Trust IV and $51.5 million to Independent Capital Trust V, in connection with the issuance of 8.375% Capital Securities due in 2032 and variable rate (LIBOR plus 1.48%) Capital Securities due in 2037, for which the Company has locked in a fixed rate of interest of 6.52% for 10 years through an interest rate swap. See Note 8 “Borrowings” of Notes to Consolidated Financial Statements of Item 8 hereof for the Company’s intention to call the junior subordinated debentures issued to Independent Capital Trust IV in April 2007. The

Parent’s only obligations relate to its reporting obligations under the Securities and Exchange Act of 1934, as amended and related expenses as a publicly traded company. The Company funds virtually all expenses through dividends paid by the Bank.

The Company actively manages its liquidity position under the direction of the Asset/Liability Management Committee. Periodic review under prescribed policies and procedures is intended to ensure that the Company will maintain adequate levels of available funds. At December 31, 2006 the Company’s liquidity position was well above policy guidelines. Management believes that the Bank has adequate liquidity available to respond to current and anticipated liquidity demands.

Capital Resources  The Federal Reserve Board (“FRB”), the Federal Deposit Insurance Corporation (“FDIC”), and other regulatory agencies have established capital guidelines for banks and bank holding companies. Risk-based capital guidelines issued by the federal regulatory agencies require banks to meet a minimum Tier 1 risk-based capital ratio of 4.0% and a total risk-based capital ratio of 8.0%. At December 31, 2006, the Company and the Bank exceeded the minimum requirements for Tier 1 risk-based and total risk-based capital.

A minimum requirement of 4.0% Tier 1 leverage capital is also mandated. On December 31, 2006, the Tier 1 leverage capital ratio for the Company and the Bank was 8.05% and 7.60%, respectively.

Table 24 — Capital Ratios for the Company and the Bank

	At December 31,
	2006	2005

The Company
Tier 1 leverage capital ratio	8.05%	7.71%
Tier 1 risk-based capital ratio	11.05%	10.74%
Total risk-based capital ratio	12.30%	11.99%
The Bank
Tier 1 leverage capital ratio	7.60%	7.22%
Tier 1 risk-based capital ratio	10.42%	10.07%
Total risk-based capital ratio	11.67%	11.32%

(See Note 17, “Regulatory Capital Requirements” of Notes to Consolidated Financial Statements in Item 8 hereof.)

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

On December 14, 2006, the Company’s Board of Directors approved another common stock repurchase program. Under the program, which was effective immediately, the Company is authorized to repurchase up to 1,000,000 shares, or approximately 7% of the Company’s outstanding common stock. The Company placed no deadline on the repurchase program, but expects to make open market or privately negotiated purchases from time to time. The timing and amount of stock repurchases will depend upon market conditions, securities law limitations, and other corporate considerations. The repurchase program may be modified, suspended, or terminated by the Board of Directors at any time.

Contractual Obligations, Commitments, Contingencies, and Off-Balance Sheet Financial Instruments

The Company has entered into contractual obligations and commitments and off-balance sheet financial instruments. The following tables summarize the Company’s contractual cash obligations and other commitments and off-balance sheet financial instruments at December 31, 2006.

Table 25 — Contractual Obligations, Commitments, and
Off-Balance Sheet Financial Instruments by Maturity

	Payments Due — By Period
		Less than	One to	Four to	After Five
Contractual Obligations	Total	One Year	Three Years	Five Years	Years
	(Dollars in thousands)

FHLB advances(1)	$305,128	$160,003	$25,006	$70,006	$50,113
Junior subordinated debentures(1)	77,320	—	—	—	77,320
Lease obligations	13,327	2,389	4,169	2,715	4,054
Data processing and core systems	18,592	5,321	9,803	3,468	—
Other vendor contracts	2,414	1,452	962	—	—
Retirement benefit obligations(2)	26,064	173	465	596	24,830
Other
Treasury tax & loan notes	2,953	2,953	—	—	—
Securities sold under repurchase agreements	25,000	—	—	25,000	—
Customer repurchase agreements	83,248	83,248	—	—	—

Total contractual cash obligations	$554,046	$255,539	$40,405	$101,785	$156,317

	Amount of Commitment Expiring — By Period
Off-Balance Sheet		Less than	One to	Four to	After
Financial Instruments	Total	One Year	Three Years	Five Years	Five Years

Lines of credit	$303,958	$37,515	$—	$—	$266,443
Standby letters of credit	8,318	8,318	—	—	—
Other loan commitments	249,039	219,418	22,645	4,948	2,028
Forward commitments to sell loans	20,478	20,478	—	—	—
Interest rate swaps — notional value(1)(3)	110,000	25,000	—	35,000	50,000
Interest rate caps — notional value(1)(4)	100,000	—	100,000	—	—

Total Commitments	$791,793	$310,729	$122,645	$39,948	$318,471

(1)	The Company has hedged certain short term borrowings and junior subordinated debentures.

(2)	Retirement benefit obligations include expected contributions to the Company’s pension plan, post retirement plan, and supplemental executive retirement plans. Expected contributions for the pension plan have been included only through plan year July 1, 2006 — June 30, 2007. Contributions beyond this plan year can not be quantified as they will be determined based upon the return on the investments in the plan. Expected contributions for the post retirement plan and supplemental executive retirement plans include obligations that are payable over the life of the participants.

(3)	Interest rate swaps on borrowings and junior subordinated debentures (Bank pays fixed, receives variable).

(4)	Interest rate cap on borrowings (4.00% 3-month LIBOR strike rate).

See Note 16, “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements included in Item 8 hereof for a discussion of the nature, business purpose, and importance of off-balance sheet arrangements.

Guarantees  FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” considers standby letters of credit, excluding commercial letters of credit and other lines of credit, a guarantee of the Bank. The Bank enters into a standby letter of credit to guarantee performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved is represented by the contractual amounts of those instruments. Under the standby letters of credit, the Bank is required to make payments to the beneficiary of the letters of credit upon request by the beneficiary so long as all performance criteria have been met. Most guarantees extend up to one year. At December 31, 2006 the maximum potential exposure amount of future payments is $8.1 million.

The collateral obtained is determined based upon management’s credit evaluation of the customer and may include cash, accounts receivable, inventory, property, plant, and equipment and income-producing real estate. The majority of the Bank’s letters of credit are collateralized by cash. The recourse provisions of the agreements allow the Bank to collect the cash used to collateralize the agreement. If other business assets are used as collateral and cash is not available, the Bank creates a loan for the customer with the same criteria of its other lending activities. All of the Bank’s exposure is covered by collateral. The fair value of the guarantees are $62,000 and $61,000 at December 31, 2006 and 2005, respectively. The fair value of these guarantees is not material and not reflected on the balance sheet.

Return on Equity and Assets  The consolidated returns on average equity and average assets for the year ended December 31, 2006 were 14.60% and 1.12%, respectively, compared to 15.10% and 1.11% reported for the same periods last year. The ratio of equity to assets was 8.1% at December 31, 2006 and 7.5% at December 31, 2005.

During December, 2006 the Company’s Board of Directors approved a common stock repurchase program. Under the program, the Company is authorized to repurchase up to 1,000,000 shares of the Company’s outstanding common stock. The Company began repurchasing under this program in January of 2007. During the quarter ending September 30, 2006, the Company completed a stock repurchase program approved in January of 2006. The Company purchased a total of 800,000 shares of common stock under the stock repurchase program approved in January 2006, at a weighted average share price of $31.04.

Dividends  The Company declared cash dividends of $0.64 per common share in 2006 and $0.60 per common share in 2005. The 2006 and 2005 ratio of dividends paid to earnings was 29.10% and 27.79% respectively.

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

The Trustees of Trust III and Trust IV declared cash dividends of $2.16 and $2.08 per share to stockholders of record of Trust III and Trust IV, respectively in 2006. The dividends are funded through the interest paid by the Bank on the junior subordinated debentures of 8.625% and 8.375% to Trust III and Trust IV, respectively.

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

Recent Accounting Pronouncements

SFAS No. 155 (“SFAS 155”), “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140”  In February 2006, the FASB issued SFAS 155. SFAS 155 amends SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and SFAS 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). This Statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest- and principal-only strips are not subject to SFAS 133; requires an evaluation of interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amends SFAS 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This SFAS is effective for all financial instruments acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006 and the fair value election may be applied upon adoption to hybrid financial instruments that had been bifurcated under SFAS 133 prior to the adoption of this statement. As this standard is effective for the Company beginning on January 1, 2007, if the Company were to acquire or issue financial instruments subsequent to that date the guidance in SFAS 155 would be applied and the Company will consider applying the fair value election to its hybrid financial instruments that have been bifurcated under SFAS 133. Upon adoption of SFAS 155 there will be no impact to the Company.

SFAS No. 156 (“SFAS 156”), “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140”  In March 2006, the FASB issued SFAS 156. SFAS 156 amends SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. This Statement requires an entity to recognize a servicing asset or servicing liability when it undertakes an obligation to service a financial asset in certain situations; requires separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; permits an entity to choose between an amortization or fair value measurement method for each class of separately recognized servicing assets and servicing liabilities; at initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights; requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS 156 is to be adopted as of the beginning of an entity’s fiscal year that begins after September 15, 2006, with earlier adoption permitted, provided the entity has not yet issued financial statements for any period of that fiscal year. The effective date of SFAS 156 is the date an entity adopts it, and an entity should apply the requirements for recognition and initial measurement of servicing assets and servicing liabilities prospectively to all transactions after the effective date. The Company has not yet adopted SFAS 156 and is not required to do so until the Company’s fiscal year that begins on January 1, 2007. The Company does not believe that the adoption of SFAS 156 will have a material impact on the Company’s financial position.

SFAS No. 157 (“SFAS 157”), “Fair Value Measurements”  In September 2006, the FASB issued SFAS 157. SFAS 157 was issued to provide consistency and comparability in determining fair value measurements and to provide for expanded disclosures about fair value measurements. The definition of fair value maintains the exchange price notion in earlier definitions of fair value but focuses on the exit price of the asset or liability. The exit price is the price that would be received to sell the asset or paid to transfer the liability adjusted for certain inherent risks and restrictions. Expanded disclosures are also required about the use of fair value to measure assets and liabilities. The effective date is for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not believe that the adoption of SFAS 157 will have a material impact on the Company’s financial position or results of operations.

SFAS No. 158 (“SFAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans- An Amendment of FASB Statements No. 87, 88, 106, and 132(R).”  In September 2006, the FASB issued SFAS 158. SFAS 158 will require companies to recognize the over-funded and under-funded status of a single employer defined benefit postretirement plans as an asset or liability in its balance sheet and to recognize changes in the funded status in comprehensive income in the year in which the change occurred. However, gains or losses, prior service costs or credits, and transition assets or obligations that have not yet been included in net periodic benefit cost as of the end of 2006, the fiscal year in which SFAS 158 is initially applied, are to be recognized as components of the ending balance of accumulated other comprehensive income, net of tax. Additionally, SFAS 158 will require companies to measure the funded status of a plan as of the date of the fiscal year-end financial statements with limited exceptions effective for fiscal years ending after December 15, 2008. The Company adopted SFAS 158 as of December 31, 2006 for its “other” post retirement plans including its supplemental executive retirement plans and its post retirement benefits plan, the effects of which can be seen within Note 13 “Employee Benefits” hereof. The Company’s pension plan falls outside the scope of SFAS 158 because it is accounted for as a multiemployer plan.

FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”  In June 2006, the FASB issued FIN 48, an interpretation of SFAS No. 109, “Accounting for Income Taxes,” in order to add clarity to the accounting for uncertainty in income taxes recognized in a Company’s financial statements. The interpretation requires that only tax positions that are more likely than not to be sustained upon a tax examination are to be recognized in a Company’s financial statements to the extent that the benefit has a greater than 50% likelihood of being recognized. The differences that arise between the amounts recognized in the financial statements and the amounts recognized in the tax return will lead to an increase or decrease in current taxes, an increase or decrease to the deferred tax asset or deferred tax liability, respectively, or both. FIN 48 is effective for fiscal years beginning after December 15, 2006 with early application encouraged if interim financial statements have not yet been issued. The adoption of FIN 48 did not have a material impact on the Company’s financial position.

Staff Accounting Bulletin (“SAB”) No. 108  In September 2006, the SEC issued SAB No. 108. SAB No. 108 was issued to provide guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 addresses the diversity in practice in quantifying financial statement misstatements and requires companies to quantify the effects of an identified unadjusted error on each financial statement and financial statement disclosure by considering the impact of prior year misstatements on the current year financial statements. Initial application of SAB No. 108 allows companies to elect not to restate prior periods but to reflect the initial application in their annual financial statements covering the first fiscal year ending after November 15, 2006. The cumulative effect of the initial application should be reported in the carrying amounts of assets and liabilities as of the beginning of that fiscal year, and the offsetting adjustment, net of tax, should be made to the opening balance of retained earnings for that year. Companies should disclose the nature and amount of each item, when and how each error being corrected arose, and the fact that the errors were previously considered immaterial. The adoption of SAB No. 108 did not have a material impact on the Company’s financial position or results of operations because the Company had no prior year misstatements that were material to the current year’s financial statements.

Emerging Issues Task Force (“EITF”) Issue No. 06-5 (“EITF 06-5”), “Accounting for Purchases of Life Insurance — Determining the Amount That Could Be Realized in Accordance With FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance”  In Issue 06-5, a determination of the amount that could be realized under an insurance contract should (1) consider any additional amounts (beyond cash surrender value) included in the contractual terms of the policy and (2) be based on assumed surrender at the individual policy or certificate level, unless all policies or certificates are required to be surrendered as a group. When it is probable that contractual restrictions would limit the amount that could be realized, such contractual limitations should be considered. Any amounts recoverable at the insurance company’s discretion should be excluded from the amount that could be realized. Fixed amounts recoverable in excess of one year should be recorded at their present values. This EITF is effective for fiscal years beginning after December 15, 2006, and an entity should recognize the effects of applying the EITF through either (1) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets as of the beginning of the year of adoption, or (2) a change in accounting principle through retrospective application to all prior periods. The Company does not believe that the adoption of EITF 06-5 will have a material impact on the Company’s financial position.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Assets and Liability Management” in Item 7 hereof.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Independent Bank Corp.:

We have audited the accompanying consolidated balance sheets of Independent Bank Corp. and subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Independent Bank Corp. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Independent Bank Corp.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

Boston, Massachusetts
February 26, 2007

CONSOLIDATED BALANCE SHEETS

	At December 31,
	2006	2005
	(Dollars in thousands)

ASSETS
CASH AND DUE FROM BANKS	$62,773	$66,289
FEDERAL FUNDS SOLD AND ASSETS PURCHASED UNDER RESALE AGREEMENT & SHORT TERM INVESTMENTS	75,518	63,662
SECURITIES
TRADING ASSETS (Note 3)	1,758	1,557
SECURITIES AVAILABLE FOR SALE (Notes 1 and 4)	417,088	581,516
SECURITIES HELD TO MATURITY (Notes 1 and 4) (fair value $78,038 and $106,730)	76,747	104,268
FEDERAL HOME LOAN BANK STOCK (Note 8)	21,710	29,287

TOTAL SECURITIES	517,303	716,628

LOANS (Notes 1 and 5)
COMMERCIAL AND INDUSTRIAL	174,356	155,081
COMMERCIAL REAL ESTATE	740,517	683,240
COMMERCIAL CONSTRUCTION	119,685	140,643
BUSINESS BANKING	59,910	51,373
RESIDENTIAL REAL ESTATE	378,368	428,343
RESIDENTIAL CONSTRUCTION	7,277	8,316
RESIDENTIAL LOANS HELD FOR SALE	11,859	5,021
CONSUMER — HOME EQUITY	277,015	251,852
CONSUMER — AUTO	206,845	263,179
CONSUMER — OTHER	49,077	53,760

TOTAL LOANS	2,024,909	2,040,808
LESS: ALLOWANCE FOR LOAN LOSSES	(26,815)	(26,639)

NET LOANS	1,998,094	2,014,169

BANK PREMISES AND EQUIPMENT, NET (Notes 1 and 6)	37,316	37,431
GOODWILL (Notes 1 and 10)	55,078	55,078
CORE DEPOSIT INTANGIBLES (Notes 1 and 10)	1,457	1,780
MORTGAGE SERVICING RIGHTS (Note 1)	2,439	2,892
BANK OWNED LIFE INSURANCE (Note 13)	45,759	44,762
OTHER ASSETS (Note 11)	33,182	38,994

TOTAL ASSETS	$2,828,919	$3,041,685

LIABILITIES AND STOCKHOLDERS’ EQUITY

DEPOSITS
DEMAND DEPOSITS	$490,036	$511,920
SAVINGS AND INTEREST CHECKING ACCOUNTS	577,443	613,840
MONEY MARKET	455,737	550,677
TIME CERTIFICATES OF DEPOSIT OVER $100,000 (Note 7)	179,154	167,242
OTHER TIME CERTIFICATES OF DEPOSIT (Note 7)	387,974	361,815

TOTAL DEPOSITS	2,090,344	2,205,494

FEDERAL HOME LOAN BANK BORROWINGS (Note 8)	305,128	417,477
FEDERAL FUNDS PURCHASED AND ASSETS SOLD UNDER REPURCHASE AGREEMENTS (Note 8)	108,248	113,335
JUNIOR SUBORDINATED DEBENTURES (Note 8)	77,320	51,546
TREASURY TAX AND LOAN NOTES (Note 8)	2,953	5,452

TOTAL BORROWINGS	493,649	587,810

OTHER LIABILITIES	15,143	20,229

TOTAL LIABILITIES	$2,599,136	$2,813,533

COMMITMENTS AND CONTINGENCIES (Note 16)
STOCKHOLDERS’ EQUITY (Note 1)
PREFERRED STOCK, $.01 par value. Authorized: 1,000,000 Shares Outstanding: None	$—	$—
COMMON STOCK, $.01 par value. Authorized: 30,000,000
Issued: 14,686,481 Shares in 2006 and 15,402,391 Shares in 2005	147	154
SHARES HELD IN RABBI TRUST AT COST 168,961 Shares in 2006 and 170,488 Shares in 2005	(1,786)	(1,577)
DEFERRED COMPENSATION OBLIGATION	1,786	1,577
ADDITIONAL PAID IN CAPITAL	60,181	59,700
RETAINED EARNINGS	175,146	175,284
ACCUMULATED OTHER COMPREHENSIVE (LOSS) NET OF TAX (Notes 1 and 16)	(5,691)	(6,986)

TOTAL STOCKHOLDERS’ EQUITY	229,783	228,152

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,828,919	$3,041,685

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2006	2005	2004
	(Dollars in thousands, except per share data)

INTEREST INCOME
Interest on Loans (Notes 1 and 5)	$136,387	$121,241	$100,230
Taxable Interest and Dividends on Securities (Note 4)	27,271	31,223	31,597
Non-taxable Interest and Dividends on Securities (Note 4)	2,521	2,682	2,769
Interest on Federal Funds Sold and Short-Term Investments	1,514	515	17

Total Interest Income	167,693	155,661	134,613

INTEREST EXPENSE
Interest on Deposits	40,793	25,758	18,925
Interest on Borrowings (Note 8)	24,245	24,060	17,872

Total Interest Expense	65,038	49,818	36,797

Net Interest Income	102,655	105,843	97,816

PROVISION FOR LOAN LOSSES (Notes 1 and 5)	2,335	4,175	3,018

Net Interest Income After Provision For Loan Losses	100,320	101,668	94,798

NON-INTEREST INCOME
Service Charges on Deposit Accounts	14,233	13,103	12,345
Investment Management Services	6,128	5,287	4,683
Mortgage Banking Income	2,699	3,155	2,763
BOLI Income (Note 13)	3,259	1,831	1,902
Net Loss/Gain on Sales of Securities (Note 4)	(3,161)	616	1,458
Gain on Branch Sale	—	—	1,756
Other Non-Interest Income	3,486	3,281	3,448

Total Non-Interest Income	26,644	27,273	28,355

NON-INTEREST EXPENSES
Salaries and Employee Benefits (Note 13)	47,890	47,912	44,899
Occupancy and Equipment Expenses (Notes 6 and 16)	10,060	10,070	8,894
Data Processing & Facilities Management	4,440	4,091	4,474
Advertising Expense	1,364	1,959	2,447
Telephone Expense	1,298	1,385	1,777
Consulting Expense	895	794	1,701
Recovery on WorldCom Bond Claim	(1,892)	—	—
Merger and Acquisition Expense	—	—	684
Other Non-Interest Expenses (Note 14)	15,299	14,404	12,815

Total Non-Interest Expenses	79,354	80,615	77,691

Minority Interest Expense (Note 8)	—	—	1,072

INCOME BEFORE INCOME TAXES	47,610	48,326	44,390
PROVISION FOR INCOME TAXES (Notes 1 and 11)	14,759	15,121	13,623

NET INCOME	$32,851	$33,205	$30,767

BASIC EARNINGS PER SHARE	$2.20	$2.16	$2.06

DILUTED EARNINGS PER SHARE	$2.17	$2.14	$2.03

Weighted average common shares (Basic) (Notes 1, 2 and 9)	14,938,095	15,378,187	14,963,155
Common stock equivalents	171,778	143,728	191,273

Weighted average common shares (Diluted) (Notes 1, 2 and 9)	15,109,873	15,521,915	15,154,428

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

									Accumulated
	Common				Shares	Deferred	Additional		Other
	Shares	Treasury	Common	Treasury	Held in	Compensation	Paid-in	Retained	Comprehensive
	Outstanding	Shares	Stock	Stock	Rabbi Trust	Obligation	Capital	Earnings	Income/(Loss)	Total
	(Dollars in thousands, except per share data)

BALANCE DECEMBER 31, 2003	14,863,821	(235,667)	149	(3,685)	(1,281)	$1,281	$42,292	$129,760	$3,331	$171,847

Net Income								30,767		30,767
Cash Dividends Declared ($0.56 per share)								(8,397)		(8,397)
Proceeds From Exercise of Stock Options (Note 2)	41,457	69,722		1,091			14	703		1,808
Tax Benefit on Stock Option Exercise							247			247
Common Stock Issued for Acquisition (Note 12)	586,903		6				16,862			16,868
Change in Fair Value of Derivatives During Period, Net of Tax, and Realized Gains (Notes 1 and 16)									(135)	(135)
Deferred Compensation Obligation (Note 13)					(147)	147				—
Change in Unrealized Gain on Securities Available For Sale, Net of Tax and Realized Gains (Note 4)									(2,262)	(2,262)
Elimination of Treasury Stock Due to Change in Massachusetts Law (Note 1)	(165,945)	165,945	(2)	2,594				(2,592)		—

BALANCE DECEMBER 31, 2004	15,326,236	—	153	—	(1,428)	$1,428	$59,415	$150,241	$934	$210,743

Net Income								33,205		33,205
Cash Dividends Declared ($0.60 per share)								(9,233)		(9,233)
Proceeds From Exercise of Stock Options (Note 2)	76,155		1					1,071		1,072
Tax Benefit on Stock Option Exercise							282			282
Equity Based Compensation (Notes 1 and 2)							3			3
Change in Fair Value of Derivatives During Period, Net of Tax, and Realized Gains (Notes 1 and 16)									870	870
Deferred Compensation Obligation (Note 13)					(149)	149				—
Change in Unrealized Gain on Securities Available For Sale, Net of Tax and Realized Gains (Note 4)									(8,790)	(8,790)

BALANCE DECEMBER 31, 2005	15,402,391	—	154	—	(1,577)	$1,577	$59,700	$175,284	$(6,986)	$228,152

Net Income								32,851		32,851
Cash Dividends Declared ($0.64 per share)								(9,514)		(9,514)
Purchase of Common Stock	(800,000)		(8)					(24,818)		(24,826)
Proceeds From Exercise of Stock Options (Note 2)	82,118		1					1,343		1,344
Tax Benefit Related to Equity Award Activity (Note 2)							326			326
Equity Based Compensation (Notes 1 and 2)							159			159
Restricted Shares Issued (Notes 1 and 2)	1,972						(4)			(4)
Change in Fair Value of Derivatives During Period, Net of Tax, and Realized Gains (Notes 1 and 16)									(909)	(909)
Deferred Compensation Obligation (Note 13)					(209)	209				—
Amounts not yet recognized as a component of net periodic post retirement cost (Note 13)									(413)	(413)
Change in Unrealized Gain on Securities Available For Sale, Net of Tax and Realized Gains (Note 4)									2,617	2,617

BALANCE DECEMBER 31, 2006	14,686,481	—	147	—	(1,786)	$1,786	$60,181	$175,146	$(5,691)	$229,783

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2006	2005	2004
	(Dollars in thousands)

Net Income	$32,851	$33,205	$30,767
Other Comprehensive Gain/(Loss), net of tax:
Increase/(decrease) in unrealized gains on securities available for sale, net of tax of $586, $5,089 and $1,014, respectively	649	(8,404)	(1,631)
Less: reclassification adjustment for realized losses/(gains) included in net earnings, net of tax of $1,193, $230 and $366, respectively	1,968	(386)	(631)

Net change in unrealized gain on securities available for sale, net of tax of $1,779, $5,321 and $1,380, respectively	2,617	(8,790)	(2,262)

(Decrease)/increase in fair value of derivatives during the period, net of tax of $250, $1,017 and $605, respectively	(345)	1,405	1,095
Less: reclassification of realized gains on derivatives, net of tax of $408, $388 and $890, respectively	(564)	(535)	(1,230)

Net change in fair value of derivatives, net of tax of $658, $629 and $285, respectively	(909)	870	(135)

Other Comprehensive Gain/(Loss), net of tax:	1,708	(7,920)	(2,397)

Comprehensive Income	$34,559	$25,285	$28,370

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2006	2005	2004
	(Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$32,851	$33,205	$30,767
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED FROM OPERATING ACTIVITIES:
Depreciation and amortization	5,918	5,890	5,785
Provision for loan losses	2,335	4,175	3,018
Deferred income tax expense (benefit)	1,002	(2,291)	(460)
Loans originated for resale	(175,767)	(192,808)	(153,298)
Proceeds from mortgage loan sales	170,337	200,140	144,610
Gain on sale of mortgages	(1,408)	(1,420)	(774)
Proceeds from Bank Owned Life Insurance	(1,316)	—	—
Net loss (gain) on sale of investments	3,161	(616)	(1,458)
Gain on branch sale	—	—	(1,756)
Other Real Estate Owned	(190)	—	—
Loss recorded from mortgage servicing rights, net of amortization	453	399	378
Stock based compensation expense	159	3	—
Tax benefit from stock option exercises	—	282	247
Changes in assets and liabilities:
Decrease (increase) in other assets	932	(3,544)	(5,768)
(Decrease) increase in other liabilities	(5,118)	2,276	(2,055)

TOTAL ADJUSTMENTS	498	12,486	(11,531)

NET CASH PROVIDED FROM OPERATING ACTIVITIES	33,349	45,691	19,236

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal repayments of Securities Held to Maturity	27,088	3,534	14,791
Proceeds from maturities, principal repayments and sales of Securities Available For Sale	173,332	216,104	187,341
Purchase of Securities Held to Maturity	—	—	(1,000)
Purchase of Securities Available For Sale	(8,525)	(131,818)	(343,728)
Sale (purchase) of Federal Home Loan Bank Stock	7,577	(874)	(5,628)
Net increase in Loans	20,578	(133,095)	(229,957)
Investment in Bank Premises and Equipment	(4,189)	(5,395)	(4,788)
Cash used for Merger and Acquisition, net of cash acquired	—	107	31,900
Net liabilities sold in branch sale transaction	—	—	(8,202)

NET CASH PROVIDED FROM (USED IN) INVESTING ACTIVITIES	215,861	(51,437)	(359,271)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in Time Deposits	38,071	79,868	(48,794)
Net (decrease) increase in Other Deposits	(153,221)	65,391	199,799
Net (decrease) increase in Federal Funds Purchased and Assets Sold Under Repurchase Agreements	(5,087)	51,802	22,108
Net (decrease) increase in Federal Home Loan Bank Borrowings	(112,349)	(120,442)	164,064
Net (decrease) increase in Treasury Tax & Loan Notes	(2,499)	1,289	(683)
Redemption of Junior Subordinated Debentures	(25,773)	—	—
Issuance of Junior Subordinated Debentures	51,547	—	—
Amortization/write-off of issuance costs	1,083	88	87
Proceeds from exercise of stock options	1,344	1,072	1,808
Restricted shares issued	(4)	—	—
Excess tax benefit from stock option exercises	326	—	—
Payments for purchase of common stock	(24,826)	—	—
Dividends Paid	(9,482)	(9,067)	(8,153)

NET CASH (USED IN) PROVIDED FROM FINANCING ACTIVITIES	(240,870)	70,001	330,236

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,340	64,255	(9,799)

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE YEAR	129,951	65,696	75,495

CASH AND CASH EQUIVALENTS AT THE END OF THE YEAR	$138,291	$129,951	$65,696

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest on deposits and borrowings	$63,957	$48,810	$36,721
Interest on shares subject to mandatory redemption	—	—	1,051
Income taxes	15,081	12,454	14,239
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Change in fair value of derivatives, net of tax	$(909)	$870	$(135)
Change in fair value of securities available for sale, net of tax	2,617	(8,790)	(2,262)
Items not yet recognized as a component of net periodic post retirement cost, net of tax	(413)	—	—
Issuance of shares from treasury stock for the exercise of stock options	—	—	1,091
In conjunction with the purchase acquisition detailed in Note 12 to the Consolidated Financial Statements, assets were acquired and liabilities were assumed as follows:
Fair value of assets acquired	—	$(107)	$158,438
Fair value of liabilities assumed	—	—	141,570

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

Independent Bank Corp. (the “Company”) is a state chartered, federally registered bank holding company headquartered in Rockland, Massachusetts incorporated in 1985. The Company is the sole stockholder of Rockland Trust Company (“Rockland” or “the Bank”), a Massachusetts trust company chartered in 1907. During 2006 the Company was also the sponsor of Delaware statutory trusts named Independent Capital Trust III (“Trust III”), Independent Capital Trust IV (“Trust IV”), and Independent Capital Trust V (“Trust V”), which had each been formed to issue trust preferred securities.

The proceeds which the Company derived from Trust V were used on December 31, 2006 to redeem all of the outstanding trust preferred securities of Trust III, which has since been dissolved. The Company also intends to use the proceeds derived from Trust V to redeem all of the outstanding trust preferred securities of Trust IV when they are first callable on April 30, 2007. Trust III, Trust IV, and Trust V are not included in the Company’s consolidated financial statements (see Note 8, “Borrowings” hereof).

As of December 31, 2006 the Bank had the following corporate subsidiaries, all of which were wholly-owned by the Bank and were included in the Company’s consolidated financial statements:

•	Four Massachusetts security corporations, namely Rockland Borrowing Collateral Securities Corp., Rockland IMG Collateral Securities Corp., Rockland Deposit Collateral Securities Corp., and Taunton Avenue Securities Corp., which hold securities, loans, industrial development bonds and other qualifying assets, and;

•	Rockland Trust Community Development Corporation (the “Parent CDE”) which, in turn, has two wholly-owned corporate subsidiaries named Rockland Trust Community Development LLC (“RTC CDE I”) and Rockland Trust Community Development Corporation II (“RTC CDE II”). The Parent CDE, CDE I, and CDE II were all formed to qualify as community development entities under federal New Markets Tax Credit Program criteria.

During 2006 the Bank also had wholly-owned subsidiaries named RTC Securities Corp., RTC Securities Corp. X, and Taunton Avenue Inc. that were dissolved prior to the end of 2006.

All material intercompany balances and transactions have been eliminated in consolidation. When necessary, certain amounts in prior year financial statements have been reclassified to conform to the current year’s presentation.

Nature of Operations

Independent Bank Corp. is a one-bank holding company whose primary asset is its investment in Rockland Trust Company. Rockland is a state-chartered commercial bank, which operates 52 retail branches, 50 full service branches, nine commercial banking centers, three investment management group offices and four residential lending centers, all of which are located in the Plymouth, Barnstable, Norfolk and Bristol counties of southeastern Massachusetts and Cape Cod. Rockland’s deposits are insured by the Federal Deposit Insurance Corporation, subject to regulatory limits. The Company’s primary source of income is from providing loans to individuals and small-to-medium sized businesses in its market area.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

determination of the allowance for loan losses, income taxes, and valuation of goodwill and other intangibles and their respective analysis of impairment.

Significant Concentrations of Credit Risk

Most of the Company’s activities are with customers located within Massachusetts. Notes 3 and 4 discuss the types of securities in which the Company invests. Note 5 hereof discusses the types of lending in which the Company engages. The Company believes that it does not have any significant concentrations in any one industry or customer.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold and assets purchased under resale agreements. Generally, federal funds are sold for up to two week periods.

Securities

Securities that are held principally for resale in the near-term and assets used to fund certain non-qualified executive retirement obligations, which are held in the form of Rabbi Trusts, are recorded as trading assets at fair value with changes in fair value recorded in earnings. Interest and dividends are included in net interest income. Quoted market prices, when available, are used to determine the fair value of trading instruments. If quoted market prices are not available, then fair values are estimated using pricing models, quoted prices of instruments with similar characteristics, or discounted cash flows. At December 31, 2006 and 2005, all assets classified in the trading account relate to the non-qualified executive retirement obligations (see Note 13, “Employee Benefits” hereof).

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

When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on the sale. Neither the Company nor the Bank engages in the active trading of investment securities, with the exception of funds managed by the Company’s investment management group and that are held within a trust to fund non-qualified executive retirement obligations (see Note 3, Trading Assets,” hereof).

Loans

Loans are carried at the principal amounts outstanding, adjusted by partial charge-offs and net deferred loan costs or fees. Interest income for commercial, business banking, real estate, and consumer loans is accrued based upon the daily principal amount outstanding except for loans on nonaccrual status.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

At December 31, 2006, impaired loans include all commercial real estate loans, and commercial and industrial loans that are on nonaccrual status and certain potential problem loans.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Bank Premises and Equipment

Land is carried at cost. Bank premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line half year convention method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the lease terms or the estimated useful lives of the improvements.

Goodwill and Core Deposit Intangibles

Goodwill is the price paid over the net fair value of the acquired businesses and is not amortized. Goodwill is evaluated for impairment at least annually using fair value techniques, including multiples of price to equity and price to earnings. The Company determined that goodwill was not impaired during 2006. Should the Company ever determine goodwill to be impaired, $34.7 million of the goodwill balance is deductible for tax purposes.

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

Investment Management Group

Assets held in a fiduciary or agency capacity for customers are not included in the accompanying consolidated balance sheets, as such assets are not assets of the Company. Revenue from administrative and management activities associated with these assets is recorded on an accrual basis. Assets under administration at December 31, 2006 and 2005 were $815.8 million and $680.1 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Guarantees

Standby letters of credit, excluding commercial letters of credit and other lines of credit, are considered guarantees of the Bank. The Bank enters into a standby letter of credit to guarantee performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved is represented by the contractual amounts of those instruments. Under the standby letters of credit, the Bank is required to make payments to the beneficiary of the letters of credit upon request by the beneficiary so long as all performance criteria have been met. Most guarantees extend up to one year. At December 31, 2006 the maximum potential amount of future payments is $8.1 million, all of which is covered by collateral.

The collateral obtained is determined based upon management’s credit evaluation of the customer and may include cash, accounts receivable, inventory, property, plant, and equipment and income-producing real estate. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

majority of the Bank’s letters of credit are collateralized by cash. The recourse provisions of the agreements allow the Bank to collect the cash used to collateralize the agreement. If other business assets are used as collateral and cash is not available, the Bank creates a loan for the customer with the same criteria as its other lending activities. The fair value of the guarantees are $62,000 and $61,000 at December 31, 2006 and 2005, respectively. The fair value of these guarantees is not material and not reflected on the balance sheet.

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

Earnings Per Share

Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding before any dilution during the period. Unvested restricted shares are not included in common shares outstanding. Diluted earnings per share have been calculated in a manner similar to that of basic earnings per share except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares (such as those resulting from the exercise of stock options) were issued during the period, computed using the treasury stock method.

Bank Owned Life Insurance

Bank owned life insurance (“BOLI”) represents life insurance on the lives of certain employees who have provided positive consent allowing the Bank to be the beneficiary of such policies. The Bank purchases BOLI in order to use its earnings to help offset the costs of the Bank’s benefit expenses including pre-and post-retirement employee benefits. Increases in the cash surrender value (“CSV”) of the policies, as well as death benefits received net of any CSV, are recorded in other non-interest income, and are not subject to income taxes. The CSV of the policies are recorded as assets of the Bank. The Company reviews the financial strength of the insurance carriers prior to the purchase of BOLI and annually thereafter. BOLI with any individual carrier is limited to 15% of tier one capital and BOLI in total is limited to 25% of tier one capital.

Treasury Stock

On July 1, 2004 Chapter 156D of the Massachusetts General Laws, a statute known as the Massachusetts Business Corporation Act, took effect. Chapter 156D applies to Massachusetts corporations, such as the Company, as of its effective date. One provision of Chapter 156D is designed to eliminate the concept of “treasury stock” and provides, in pertinent part, that shares a Massachusetts company reacquires after July 1, 2004 will be treated as authorized but unissued shares. The Company has, based upon this change in Massachusetts law, retroactively converted its existing treasury stock to authorized but unissued shares back to July 1, 2004 and accounted for this change, in the aggregate amount of $2.6 million, as a reduction in the Company’s common stock (at par value) and retained earnings. There was no impact to total equity. At December 31, 2004 the Company had 124,488 shares at a cost of $1.9 million previously classified as treasury stock.

Dividend Reinvestment and Stock Purchase Plan

The Company maintains a Dividend Reinvestment and Stock Purchase Plan. Under the terms of the plan, stockholders may elect to have cash dividends reinvested in newly issued shares of common stock at a 5% discount from the market price on the date of the dividend payment. Stockholders also have the option of purchasing

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

additional new shares, at the full market price, up to the aggregate amount of dividends payable to the stockholder during the calendar year.

Stock-Based Compensation

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

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R for all share-based payments, using the modified-prospective transition method. Under this transition method, compensation cost recognized in the quarter and for the year ended December 31, 2006 includes: (1) compensation expense recognized over the requisite service period for all share-based awards granted prior to, but not yet fully vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (2) compensation cost for all share-based awards granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. Upon adoption of SFAS 123R, the Company elected to retain its method of valuation for share-based awards granted using the Black-Scholes option-pricing model which was also previously used for the Company’s pro forma information required under SFAS 123. The Company is recognizing compensation expense for its awards on a straight-line basis over the requisite service period for the entire award (straight-line attribution method), ensuring that the amount of compensation cost recognized at any date at least equals the portion of the grant-date fair value of the award that is vested at that time.

Recent Accounting Pronouncements

SFAS No. 155 (“SFAS 155”), “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140”   In February 2006, the FASB issued SFAS 155. SFAS 155 amends SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and SFAS 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). This Statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest- and principal-only strips are not subject to SFAS 133; requires an evaluation of interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amends SFAS 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This SFAS is effective for all financial instruments acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006 and the fair value election may be applied upon adoption to hybrid financial instruments that had been bifurcated under SFAS 133 prior to the adoption of this statement. As this standard is effective for the Company beginning on January 1, 2007, if the Company were to acquire or issue financial instruments subsequent to that date the guidance in SFAS 155 would be applied and the Company will consider applying the fair value election to its hybrid financial instruments that have been bifurcated under SFAS 133. Upon adoption of SFAS 155 there will be no impact to the Company.

SFAS No. 156 (“SFAS 156”), “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140”  In March 2006, the FASB issued SFAS 156. SFAS 156 amends SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. This Statement requires an entity

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to recognize a servicing asset or servicing liability when it undertakes an obligation to service a financial asset in certain situations; requires separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; permits an entity to choose between an amortization or fair value measurement method for each class of separately recognized servicing assets and servicing liabilities; at initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights; requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS 156 is to be adopted as of the beginning of an entity’s fiscal year that begins after September 15, 2006, with earlier adoption permitted, provided the entity has not yet issued financial statements for any period of that fiscal year. The effective date of SFAS 156 is the date an entity adopts it, and an entity should apply the requirements for recognition and initial measurement of servicing assets and servicing liabilities prospectively to all transactions after the effective date. The Company has not yet adopted SFAS 156 and is not required to do so until the Company’s fiscal year that begins on January 1, 2007. The Company does not believe that the adoption of SFAS 156 will have a material impact on the Company’s financial position.

SFAS No. 157 (“SFAS 157”), “Fair Value Measurements”  In September 2006, the FASB issued SFAS 157. SFAS 157 was issued to provide consistency and comparability in determining fair value measurements and to provide for expanded disclosures about fair value measurements. The definition of fair value maintains the exchange price notion in earlier definitions of fair value but focuses on the exit price of the asset or liability. The exit price is the price that would be received to sell the asset or paid to transfer the liability adjusted for certain inherent risks and restrictions. Expanded disclosures are also required about the use of fair value to measure assets and liabilities. The effective date is for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not believe that the adoption of SFAS 157 will have a material impact on the Company’s financial position or results of operations.

SFAS No. 158 (“SFAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132(R),”  In September 2006, the FASB issued SFAS 158. SFAS 158 will require companies to recognize the over-funded and under-funded status of a single employer defined benefit postretirement plan as an asset or liability in its balance sheet and to recognize changes in the funded status in comprehensive income in the year in which the change occurred. However, gains or losses, prior service costs or credits, and transition assets or obligations that have not yet been included in net periodic benefit cost as of the end of 2006, the fiscal year in which SFAS 158 is initially applied, are to be recognized as components of the ending balance of accumulated other comprehensive income, net of tax. Additionally, SFAS 158 will require companies to measure the funded status of a plan as of the date of the fiscal year-end financial statements with limited exceptions effective for fiscal years ending after December 15, 2008. The Company adopted SFAS 158 as of December 31, 2006 for its “other” post retirement plans including its supplemental executive retirement plans and its post retirement benefits plan, the effects of which can be seen within Note 13 “Employee Benefits” hereof. The Company’s pension plan falls outside the scope of SFAS 158 because it is accounted for as a multiemployer plan.

FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”  In June 2006, the FASB issued FIN 48, an interpretation of SFAS No. 109, “Accounting for Income Taxes,” in order to add clarity to the accounting for uncertainty in income taxes recognized in a Company’s financial statements. The interpretation requires that only tax positions that are more likely than not to be sustained upon a tax examination are to be recognized in a Company’s financial statements to the extent that the benefit has a greater than 50% likelihood of being recognized. The differences that arise between the amounts recognized in the financial statements and the amounts recognized in the tax return will lead to an increase or decrease in current taxes, an increase or decrease to the deferred tax asset or deferred tax liability, respectively, or both. FIN 48 is effective for fiscal years beginning after December 15, 2006 with early application encouraged if interim financial statements have not yet been issued. The adoption of FIN 48 did not have a material impact on the Company’s financial position.

Staff Accounting Bulletin (“SAB”) No. 108  In September 2006, the SEC issued SAB No. 108. SAB No. 108 was issued to provide guidance on the consideration of the effects of prior year misstatements in quantifying current

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

year misstatements for the purpose of a materiality assessment. SAB No. 108 addresses the diversity in practice in quantifying financial statement misstatements and requires companies to quantify the effects of an identified unadjusted error on each financial statement and financial statement disclosure by considering the impact of prior year misstatements on the current year financial statements. Initial application of SAB No. 108 allows companies to elect not to restate prior periods but to reflect the initial application in their annual financial statements covering the first fiscal year ending after November 15, 2006. The cumulative effect of the initial application should be reported in the carrying amounts of assets and liabilities as of the beginning of that fiscal year, and the offsetting adjustment, net of tax, should be made to the opening balance of retained earnings for that year. Companies should disclose the nature and amount of each item, when and how each error being corrected arose, and the fact that the errors were previously considered immaterial. The adoption of SAB No. 108 did not have a material impact on the Company’s financial position or results of operations because the Company had no prior year misstatements that were material to the current year’s financial statements.

Emerging Issues Task Force (“EITF”) Issue No. 06-5 (“EITF 06-5”), “Accounting for Purchases of Life Insurance — Determining the Amount That Could Be Realized in Accordance With FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance”  In Issue 06-5, a determination of the amount that could be realized under an insurance contract should (1) consider any additional amounts (beyond cash surrender value) included in the contractual terms of the policy and (2) be based on assumed surrender at the individual policy or certificate level, unless all policies or certificates are required to be surrendered as a group. When it is probable that contractual restrictions would limit the amount that could be realized, such contractual limitations should be considered. Any amounts recoverable at the insurance company’s discretion should be excluded from the amount that could be realized. Fixed amounts recoverable in excess of one year should be recorded at their present values. This EITF is effective for fiscal years beginning after December 15, 2006, and an entity should recognize the effects of applying the EITF through either (1) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets as of the beginning of the year of adoption, or (2) a change in accounting principle through retrospective application to all prior periods. The Company does not believe that the adoption of EITF 06-5 will have a material impact on the Company’s financial position.

(2) Stock Option and Restricted Stock Awards

The Company has four stock-based plans, all of which were approved by the Company’s Board of Directors and shareholders, including the 2006 Plan (as defined below), which was approved by shareholders on April 13, 2006.

•	1996 Non-Employee Directors’ Stock Option Plan (“the 1996 Plan”)

•	1997 Employee Stock Option Plan (“the 1997 Plan”)

•	2005 Employee Stock Plan (“the 2005 Plan”)

•	2006 Non-Employee Director Stock Plan (“the 2006 Plan”)

The following table presents the amount of cumulatively granted stock options and restricted stock awards, net of cancellations, through December 31, 2006.

	Authorized	Authorized		Cumulative Granted, Net of Cancellations
	Stock	Restricted		Stock	Restricted
	Option Awards	Stock Awards	Total	Option Awards	Stock Awards

1996 Plan	300,000	N/A	300,000	209,000	N/A
1997 Plan	1,100,000	N/A	1,100,000	1,071,197	N/A
2005 Plan	(1)	(1)	800,000	134,500	10,285
2006 Plan	(2)	(2)	50,000	10,000	5,200

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	The Company may award up to a total of 800,000 shares as stock options or restricted stock awards.

(2)	The Company may award up to a total of 50,000 shares as stock options or restricted stock awards.

At December 31, 2006, there were no shares available for grant under the 1996 Plan due to its expiration. Under the 2006 Plan, the 2005 Plan, the 1997 Plan, and the 1996 Plan the option exercise price equals the fair market value on the date of grant. All options granted under the 1997 Plan prior to December 15, 2005 vested between six months and two years from the date of grant and have ten-year contractual terms. All options granted on December 15, 2005 under either the 2005 Plan or the 1997 Plan vested immediately and have seven-year contractual terms. All options granted in 2006 under the 2005 Plan vest between six and 28 months from the date of grant and have seven-year contractual terms. All options granted in 2006 under the 2006 Plan vest between the date of grant and approximately 21 months from the date of grant and have seven-year contractual terms. Options granted to date under all plans expire between 2007 and 2015. The Company issues shares for option exercises and restricted stock issuances from its pool of authorized but unissued shares.

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

The total stock-based compensation expense before tax recognized in earnings by the Company in the years ended December 31, 2006, 2005, and 2004 was approximately $159,000, $3,000, and $0, respectively. The portion of this expense related to stock option awards was approximately $67,000, $0, and $0, respectively, in the years ended December 31, 2006, 2005, and 2004. The portion of this expense related to restricted stock awards was approximately $92,000, $3,000, and $0, respectively, in the years ended December 31, 2006, 2005, and 2004. Amounts recognized due to awards issued to directors is recognized as director’s fees within other non-interest expense.

As required, prior to the adoption of SFAS 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS 123R requires the cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Therefore, the Company had $326,000 of excess tax benefits classified as a financing cash inflow during the year ended December 31, 2006.

Cash received from stock option exercises for the years ended December 31, 2006, 2005 and 2004 was approximately $1.3 million, $1.1 million, and $1.8 million, respectively. The actual tax benefit realized for the tax deductions from option exercises under all plans totaled $352,000, $282,000, and $247,000 for the years ending December 31, 2006, 2005, and 2004, respectively. No cash was used by the Company to settle equity instruments granted under share-based compensation arrangements during the year ended December 31, 2006.

For purposes of pro forma disclosures for periods prior to January 1, 2006, the estimated fair value of the stock options is amortized into expense over the vesting period of the options. The Company’s net income and earnings per share for the years ended December 31, 2005 and 2004, had the Company elected to recognize compensation expense for the granting of options under SFAS 123 using the Black-Scholes option pricing model, would have been reduced to the following pro forma amounts:

		Year Ended December 31,
		2005	2004
		(Dollars in thousands, except per share data)

Net Income:	As Reported	$33,205	$30,767
Less: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax		$2,082	$503

	Pro Forma	$31,123	$30,264
Basic EPS:
	As Reported	$2.16	$2.06
	Pro Forma	$2.02	$2.02
Diluted EPS:
	As Reported	$2.14	$2.03
	Pro Forma	$2.01	$2.00

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions used for grants under the identified plans:

•	Expected volatility is based on the standard deviation of the historical volatility of the weekly adjusted closing price of the Company’s shares for a period equivalent to the expected life of the option.

•	Expected life represents the period of time that the option is expected to be outstanding, taking into account the contractual term, historical exercise/forfeiture behavior, and the vesting period, if any.

•	Expected dividend yield is an annualized rate calculated using the most recent dividend payment at time of grant and the Company’s average trailing twelve-month daily closing stock price.

•	The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for a period equivalent to the expected life of the option.

•	In addition, as SFAS 123R requires that the stock-based compensation expense recognized in earnings be based on the amount of awards ultimately expected to vest, a forfeiture assumption is estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation expense recognized in 2006 has been reduced for annualized estimated forfeitures of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5% for both restricted stock and stock option awards. Forfeitures were estimated based on historical experience.

		2006 Plan		2005 Plan		1997 Plan		1996 Plan

Expected Volatility	Fiscal Year 2006	27	%(1)	25	%(2)	N/A		N/A
	Fiscal Year 2005	N/A		25	%(3)	25%	(3)	—
				—		26%	(4)	27%	(5)
	Fiscal Year 2004	N/A		N/A		28%	(6)	—
						28%-30%	(7)	28%	(8)
Expected Lives	Fiscal Year 2006	4 years	(1)	4 years	(2)	N/A		N/A
	Fiscal Year 2005	N/A		3.5 years	(3)	3.5 years	(3)	—
				—		3.5-4 years	(4)	4.5 years	(5)
	Fiscal Year 2004	N/A		N/A		4 years	(6)	—
						3.5 years	(7)	4 years	(8)
Expected Dividend Yields	Fiscal Year 2006	2.36	%(1)	2.08	%(2)	N/A		N/A
	Fiscal Year 2005	N/A		2.04	%(3)	2.04%	(3)	—
				—		1.91%-1.95%	(4)	2.21%	(5)
	Fiscal Year 2004	N/A		N/A		1.64%	(6)	—
						1.71%-2.09%	(7)	2.02%	(8)
Risk Free Interest Rate	Fiscal Year 2006	4.87	%(1)	4.73	%(2)	N/A		N/A
	Fiscal Year 2005	N/A		4.38	%(3)	4.38%	(3)	—
				—		3.53%-3.80%	(4)	3.93%	(5)
	Fiscal Year 2004	N/A		N/A		3.35%	(6)	—
						2.64%-3.49%	(7)	3.19%	(8)

(1)	On April 18, 2006, 10,000 options were granted from the 2006 Plan to two members of the Company’s Board of Directors. The risk free rate, expected dividend yield, expected life and expected volatility for this grant were determined on April 18, 2006.

(2)	On September 7, 2006, 5,000 options were granted from the 2005 Plan to the Company’s Senior Vice President of Mortgage Operations. The risk free rate, expected dividend yield, expected life and expected volatility for this grant were determined on September 7, 2006.

(3)	On December 15, 2005, 137,000 options were granted from the 2005 Plan and 45,500 options were granted from the 1997 Plan to members of the Company’s Senior Management. The risk free rate, expected dividend yield, expected life and expected volatility for these grants were determined on December 15, 2005.

(4)	On January 13, 2005, 34,500 options were granted from the 1997 Plan to certain First Vice Presidents and Vice Presidents of the Company. Also on January 13, 2005, 5,000 options were granted to the Company’s Senior Vice President and Director of Marketing, Strategy and Analysis. The risk free rate, expected dividend yield, expected life and expected volatility for these grants were determined on January 13, 2005. On September 1, 2005, 500 options were granted from the 1997 Plan to a Vice President of the Company. The risk free rate, expected dividend yield, expected life and expected volatility for this grant were determined on September 1, 2005.

(5)	On April 26, 2005, 11,000 options were granted from the 1996 Plan to the Company’s Board of Directors. The risk free rate, expected dividend yield, expected life and expected volatility for this grant were determined on April 26, 2005.

(6)	On December 9, 2004, 175,500 options were granted from the 1997 Plan to the Company’s members of Senior Management. The risk free rate, expected dividend yield, expected life and expected volatility for this grant were determined on December 9, 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(7)	On both January 8, 2004 and June 10, 2004, 5,000 options were granted from the 1997 Plan to the Company’s Managing Director of Business Banking. The risk free rate, expected dividend yield, expected life and expected volatility for these grants were determined on the respective grant dates. On both July 19, 2004 and October 20, 2004, 10,000 options were granted from the 1997 Plan to the Company’s Executive Vice President of Retail Banking and Corporate Marketing. The risk free rate, expected dividend yield, expected life and expected volatility for these grants were determined on the respective grant dates.

(8)	On April 27, 2004, 11,000 options were granted from the 1996 Plan to the Company’s Board of Directors. The risk free rate, expected dividend yield, expected life and expected volatility for this grant were determined on April 27, 2004.

A summary of the status of all the Company’s Plans for the year ended December 31, 2006 is presented in the table below:

	Summary Status of All Plans
	Year Ended December 31, 2006
		Weighted	Wtd Avg.	Aggregate		Weighted
		Average	Remaining	Intrinsic		Average
		Exercise	Contractual	Value	Restricted Stock	Grant
	Stock Options	Price ($)	Term (Years)	($000)	Awards	Price ($)

Balance at January 1, 2006	950,390	$25.67			11,450	$28.90
Granted	15,000	$32.50			5,200	$32.23
Exercised	(84,718)	$16.87			—	$—
Released	n/a	n/a			(2,085)	$28.90
Forfeited	(166)	$30.84			(1,165)	$28.90
Expired	(35,411)	$31.54			—	$—

Balance at December 31, 2006	845,095	$26.43	6.0	$8,424	13,400	$30.19

Options Exercisable at December 31, 2006	833,429	$26.35	6.0	$8,380	n/a	n/a

	Year Ended December 31,
	2006	2005	2004

Weighted average grant date fair value of options granted ($ per share)	$7.32	$6.08	$7.22
Total intrinsic value of share options exercised	$841,000	$671,000	$588,000

The aggregate intrinsic value in the preceding tables represents the total pre-tax intrinsic value, based on the average of the high price and low price at which the Company’s common stock traded on December 29, 2006 (the last trading day of the calendar year) of $36.40, which would have been received by the option holders had they all exercised their options as of that date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the status of the Non-Employee Director Plans as of December 31, 2006 and changes during the year then ended is presented in the table below:

	Non-Employee Director Plans
	Year Ended December 31, 2006
	1996 Plan		2006 Plan
		Weighted	Stock	Weighted
		Average	Options	Average
	Stock	Exercise	and	Exercise
	Options	Price	Awards	Price

Balance at January 1, 2006	98,000	$18.96	—	$—
Granted Options	—	$—	10,000	$32.23
Restricted Stock Awards	n/a	n/a	5,200	$32.23
Exercised	(14,000)	$9.51	—	$—
Forfeited	—	$—	—	$—
Expired	—	$—	—	$—

Outstanding at December 31, 2006	84,000	$20.54	15,200	$32.23

Options Exercisable at December 31, 2006	84,000	$20.54	3,334	$32.23

A summary of the status of the Company’s nonvested awards under all Plans as of December 31, 2006 and changes during the year then ended is presented in the table below:

	Nonvested Awards Issued Under All Plans
	Year Ended December 31, 2006
	Stock Options			Restricted Stock Awards
		Weighted			Weighted
		Average			Average
		Grant Date			Grant Date
	Awards	Fair Value		Awards	Fair Value

Nonvested at January 1, 2006	37,849	$6.64		11,450	$28.90
Granted	15,000	$7.32		5,200	$32.23
Vested	(39,201)	$6.70		(2,085)	$28.90
Expired	(1,816)	$6.73		—	$—
Forfeited	(166)	$6.29		(1,165)	$28.90

Nonvested at December 31, 2006	11,666	$7.33		13,400	$30.19

Unrecognized compensation cost, including forfeiture estimate			$51,000			$323,000
Weighted average remaining recognition period (years)			1.4			3.7

The total fair value of stock options that vested during the years ended December 31, 2006, 2005, and 2004 was $262,000, $3.3 million, and $1.7 million, respectively. The total fair value of restricted stock awards that vested was $60,000 during the year ended December 31, 2006 and $0 during both 2005 and 2004.

The Company has individual stock option agreement forms for its Chief Executive Officer and for all other officers who have been designated Executive Officers of the Company and/or Rockland Trust Company in Securities Exchange Commission filings. Those form stock option agreements include a provision that requires any unvested options that vest upon a Change of Control and that would become an event described in Section 280G of the Internal Revenue Code of 1986 will be cashed out at the difference between the deal price of the acquisition and the exercise price of the option.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)  Trading Assets

Trading assets, at fair value, consist of the following:

	At December 31,
	2006	2005
	Fair Value
	(Dollars in thousands)

Cash Equivalents	$47	$15
Fixed Income Securities	331	349
Marketable Equity Securities	1,380	1,193

Total	$1,758	$1,557

The Company realized a gain on trading activities of $86,000 in 2006, $60,000 in 2005, and $113,000 in 2004. The trading assets are held for funding non-qualified executive retirement obligations (see Note 13, “Employee Benefits” hereof). Trading assets are recorded at fair value with changes in fair value recorded in earnings.

(4)  Securities

The amortized cost, gross unrealized gains and losses, and fair value of securities held to maturity at December 31, 2006 and 2005 were as follows:

	2006				2005
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	(Dollars in thousands)				(Dollars in thousands)

Mortgage-Backed Securities	$5,526	$41	$—	$5,567	$6,936	$65	$—	$7,001
State, County, and Municipal Securities	35,046	778	—	35,824	41,628	1,180	—	42,808
Corporate Debt Securities	36,175	472	—	36,647	55,704	1,447	(230)	56,921

Total	$76,747	$1,291	$—	$78,038	$104,268	$2,692	$(230)	$106,730

The amortized cost, gross unrealized gains and losses, and fair value of securities available for sale at December 31, 2006 and 2005 were as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2006				2005
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	(Dollars in thousands)				(Dollars in thousands)

U.S. Treasury and U.S. Government Agency Securities	$89,398	$—	$(1,545)	$87,853	$154,615	$—	$(3,362)	$151,253
Mortgage-Backed Securities	218,510	472	(5,986)	212,996	263,289	820	(6,577)	257,532
Collateralized Mortgage Obligations	91,583	—	(2,685)	88,898	155,307	—	(4,985)	150,322
State, County, and Municipal Securities	19,109	—	(293)	18,816	22,743	—	(334)	22,409
Corporate Debt Securities	8,525	—	—	8,525	—	—	—	—

Total	$427,125	$472	$(10,509)	$417,088	$595,954	$820	$(15,258)	$581,516

The Bank realized no gross gains in 2006, and gross gains of $792,000 and $1.5 million, in 2005 and 2004, respectively. Realized gross losses were $3.2 million in 2006, $176,000 in 2005, and none in 2004. Cash proceeds on the sale of securities were $101.8 million, $63.5 million, and $12.0 million, for 2006, 2005 and 2004, respectively.

A schedule of the contractual maturities of securities held to maturity and securities available for sale as of December 31, 2006 is presented below.

	Held to Maturity		Available for Sale
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
	(Dollars in thousands)		(Dollars in thousands)

Due in one year or less	$38	$38	$19,896	$19,706
Due from one year to five years	2,892	2,928	88,716	87,067
Due from five to ten years	15,284	15,569	87,230	85,477
Due after ten years	58,533	59,503	231,283	224,838

Total	$76,747	$78,038	$427,125	$417,088

The actual maturities of mortgage-backed securities, collateralized mortgage obligations and corporate debt securities will differ from the contractual maturities, due to the ability of the issuers to prepay underlying obligations. At December 31, 2006, the Bank has $77.6 million of callable securities in its investment portfolio.

On December 31, 2006 and 2005, investment securities carried at $201.3 million and $146.1 million, respectively, were pledged to secure public deposits, assets sold under repurchase agreements, treasury tax and loan notes, letters of credit, interest rate derivatives and for other purposes as required by law. Additionally, $234.2 million and $420.3 million of securities were pledged to the Federal Home Loan Bank (“FHLB”) at December 31, 2006 and 2005, respectively.

At year-end 2006 and 2005, the Company had no investments in obligations of individual states, counties, or municipalities, which exceed 10% of stockholders’ equity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Than Temporarily Impaired Securities

The following tables show the gross unrealized losses and fair value of the Company’s investments with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2006 and 2005.

	At December 31, 2006
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized		Unrealized		Unrealized
Description of Securities	Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)

U.S. Treasury Obligations and Direct Obligation of U.S. Government Agencies	$—	$—	$87,853	$(1,545)	$87,853	$(1,545)
All Mortgage Backed Securities	119	(1)	287,897	(8,670)	288,016	$(8,671)
Corporate Bonds	—	—	—	—	—	—
City, State, and Local Municipal Bonds	—	—	18,817	(293)	18,817	(293)

Total Temporarily Impaired Securities	$119	$(1)	$394,567	$(10,508)	$394,686	$(10,509)

	At December 31, 2005
	Less Than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)

U.S. Treasury Obligations and Direct Obligation of U.S. Government Agencies	$97,392	$(1,866)	$53,861	$(1,496)	$151,253	$(3,362)
All Mortgage Backed Securities	144,620	(2,945)	244,968	(8,617)	389,588	(11,562)
Corporate Bonds	—	—	2,891	(230)	2,891	(230)
City, State, and Local Municipal Bonds	15,473	(210)	3,536	(124)	19,009	(334)

Total Temporarily Impaired Securities	$257,485	$(5,021)	$305,256	$(10,467)	$562,741	$(15,488)

At December 31, 2006, the Bank had securities of $394.7 million with $10.5 million of unrealized losses on these securities. Of these securities, $119,000, with losses of $1,000, have been at a loss position for less than 12 months and $394.6 million of these securities, with losses of $10.5 million, have been at a loss position for longer than 12 months. The Bank believes that these securities are only temporarily impaired and that the full principal will be collected as anticipated.

Of the total, $87.9 million, or 22.2%, are direct obligations of U.S. Government Agencies and are at a loss position because they were acquired when the general level of interest rates were lower than that on December 31, 2006. As of December 31, 2006, $288.0 million or 73.0% are U.S. Government or agency mortgage backed securities. The majority of the mortgage backed securities are also at a loss because they were purchased during a lower interest rate environment. Also, at December 31, 2006, $18.8 million, or the remaining 4.8% are municipal bonds which are insured by an AAA rated agency and are also at a loss because of the interest rate environment at the time of purchase.

Because the declines in market value of investments are attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be until maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5)  Loans and Allowance for Loan Losses

The vast majority of the Bank’s lending activities are conducted in the Commonwealth of Massachusetts. The Bank originates commercial and residential real estate loans, commercial and industrial loans, business banking and consumer home equity, auto, and other loans for its portfolio. The Bank considers a concentration of credit to a particular industry to exist when the aggregate credit exposure to a borrower, an affiliated group of borrowers or a non-affiliated group of borrowers engaged in one industry exceeds 10% of the Bank’s loan portfolio which includes direct, indirect or contingent obligations. At December 31, 2006, loans made by the Company to the industry concentration of lessors of non-residential buildings grew to 10.5% of the Company’s total loan portfolio.

The composition of loans at December 31, 2006 and 2005 were as follows:

	2006	2005
	(Dollars in thousands)

Commercial and Industrial	$174,356	$155,081
Commercial Real Estate	740,517	683,240
Commercial Construction	119,685	140,643
Business Banking	59,910	51,373
Residential Real Estate	378,368	428,343
Residential Construction	7,277	8,316
Residential Loans Held for Sale	11,859	5,021
Consumer — Home Equity	277,015	251,852
Consumer — Auto	206,845	263,179
Consumer — Other	49,077	53,760

Loans	$2,024,909	$2,040,808

Net deferred fees included in loans at December 31, 2006 and December 31, 2005 were $3.3 million and $2.3 million, respectively.

In addition to the loans noted above, at December 31, 2006 and 2005 the Company serviced approximately $292.9 million and $336.5 million, respectively, of loans sold to investors in the secondary mortgage market and other financial institutions.

At December 31, 2006 and 2005, loans held for sale amounted to approximately $11.9 million and $5.0 million, respectively. The Company has derivatives consisting of forward sales contracts and commitments to fund loans intended for sale. Forward loan sale contracts and the commitments to fund loans intended for sale are recorded at fair value. This change in fair value resulted in an increase in earnings of $67,000 in 2006 and a decrease in earnings of $16,000 in 2005.

As of December 31, 2006 and 2005, the Bank’s recorded investment in impaired loans and the related valuation allowance was as follows:

	At December 31,
	2006		2005
	Recorded	Valuation	Recorded	Valuation
	Investment	Allowance	Investment	Allowance
	(Dollars in thousands)

Impaired loans:
Valuation allowance required	$683	$414	$1	$1
No valuation allowance required	2,953	—	557	—

Total	$3,636	$414	$558	$1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The valuation allowance is included in the allowance for loan losses on the consolidated balance sheet. The average recorded investment in impaired loans for the years ended December 31, 2006 and 2005 was $3.3 million and $1.6 million, respectively. Interest payments received on impaired loans are recorded as interest income unless collection of the remaining recorded investment is doubtful, at which time payments received are recorded as reductions of principal.

At December 31, 2006 and 2005, accruing loans 90 days or more past due totaled $389,000 and $227,000, respectively, and nonaccruing loans totaled $6.6 million and $3.1 million respectively. Gross interest income that would have been recognized for the years ended December 31, 2006, 2005 and 2004, if nonperforming loans at the respective dates had been performing in accordance with their original terms, approximated $146,000, $282,000, and $312,000, respectively. The actual amount of interest that was collected on these loans during each of those periods and included in interest income was approximately $225,000, $103,000, and $140,000, respectively. There were no commitments to advance additional funds to borrowers whose loans are on nonaccrual.

The aggregate amount of all loans outstanding to directors, principal officers, and principal security holders at December 31, 2006 and 2005 were $28.7 million and $22.4 million, respectively.

All such loans were made in the ordinary course of business on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other persons, and do not involve more than the normal risk of collectibility or present other unfavorable features.

An analysis of the total allowance for loan losses for each of the three years ending December 31, 2006, 2005, and 2004 are as follows:

	2006	2005	2004
	(Dollars in thousands)

Allowance for loan losses, beginning of year	$26,639	$25,197	$23,163
Loans charged off	(3,180)	(3,474)	(2,599)
Recoveries on loans previously charged off	1,021	741	745

Net charge-offs	(2,159)	(2,733)	(1,854)
Provision charged to expense	2,335	4,175	3,018
Allowance related to business combinations	—	—	870

Allowance for loan losses, end of year	$26,815	$26,639	$25,197

(6) Bank Premises and Equipment

Bank premises and equipment at December 31, 2006 and 2005 were as follows:

			Estimated
	2006	2005	Useful Life
	(Dollars in thousands)		(In years)

Cost:
Land	$5,548	$5,488	N/A
Bank Premises	30,207	29,256	5-39
Leasehold Improvements	10,338	10,414	5-15
Furniture and Equipment	27,421	25,339	3-7

Total Cost	73,514	70,497

Accumulated Depreciation	(36,198)	(33,066)

Net Bank Premises and Equipment	$37,316	$37,431

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Depreciation expense related to bank premises and equipment was $4.3 million in 2006, $4.4 million in 2005, and $4.2 million in 2004.

(7) Deposits

The following is a summary of original maturities of time deposits as of December 31, 2006:

	Balance of
	Time Deposits
	Maturing	Percent
	(Dollars in thousands)

1 year or less	$525,109	93%
Over 1 year to 2 years	28,531	5%
Over 2 years to 3 years	6,154	1%
Over 3 years	7,334	1%

Total	$567,128	100%

(8) Borrowings

Short-term borrowings consist of federal funds purchased, assets sold under repurchase agreements, FHLB borrowings, and treasury tax and loan notes that are due within one year. Information on the amounts outstanding and interest rates of short-term borrowings for each of the two years in the period ended December 31 are as follows:

	2006	2005	2004
	(Dollars in thousands)

Balance outstanding at end of year	$246,202	$303,787	$65,696
Average daily balance outstanding	248,812	294,286	64,287
Maximum balance outstanding at any month end	291,554	370,213	103,031
Weighted average interest rate for the year	4.23%	3.00%	0.94%
Weighted average interest rate at end of year	4.19%	3.09%	1.18%

At December 31, 2006 and 2005, the Bank had $774.5 million and $1.1 billion, respectively, of assets pledged as collateral against borrowings.

The Bank has established two lines of credit each one for $10.0 million, neither of which was outstanding at December 31, 2006 or 2005. The Bank has established repurchase agreements with major brokerage firms. Borrowings under these agreements are classified as assets sold under repurchase agreements. Both wholesale and retail repurchase agreements are collateralized by mortgage-backed securities and U.S. Government obligations. At December 31, 2006, the Company had $25.0 million of securities repurchase agreements outstanding with third party brokers. The Company pays a 3 month LIBOR rate of interest minus 75 basis points through May 18, 2007 at which time the Company pays a fixed rate of 4.45% until May 18, 2010, which is its maturity date. The repurchase agreement is callable quarterly from May 18, 2007 until May 18, 2010. In addition to these agreements, the Bank has entered into similar agreements with certain customers. At December 31, 2006 and 2005, the Bank had $83.2 million and $88.3 million, respectively, of customer repurchase agreements outstanding. The related securities are included in securities available for sale.

FHLB borrowings are collateralized by a blanket pledge agreement on the Bank’s FHLB stock, certain qualified investment securities, deposits at the Federal Home Loan Bank, and residential mortgages held in the Bank’s portfolio and certain commercial real estate loans. The Bank’s available borrowing capacity at the Federal Home Loan Bank was approximately $198.7 million at December 31, 2006. In addition, the Bank has a $5.0 million

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

line of credit with the FHLB, none of which is outstanding at December 31, 2006. A schedule of the maturity distribution of FHLB advances with the weighted average interest rates at December 31, 2006 and 2005 follows:

	2006		2005
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
	(Dollars in thousands)

Due in one year or less	$160,003	5.32%	$210,118	4.26%
Due in greater than one year to five years	95,012	4.32%	87,243	4.35%
Due in greater than five years	50,113	4.89%	120,116	4.73%

Total	$305,128	4.94%	$417,477	4.42%

Of the $160.0 million outstanding at year-end, and due in one year or less, $60.0 million of these borrowings are hedged by interest rate swaps to fix the rate of interest at 2.49% on $25.0 million through January 21, 2007 and 4.06% on $35.0 million through January 10, 2010. Also, an additional $100.0 million of these borrowings are hedged by an interest rate cap to cap the rate of interest at 4.00% through January 31, 2008.

Also included as long term borrowings on the Company’s balance sheet are junior subordinated debentures payable to the Company’s unconsolidated special purpose entities, which were Trust IV and Trust V at December 31, 2006, that issued trust preferred securities.

Junior Subordinated Debentures were $77.3 million and $51.5 million at December 31, 2006 and 2005, respectively.

On December 11, 2001, Independent Capital Trust III was formed for the purpose of issuing 1.0 million Trust III Preferred Securities and investing the proceeds of the sale of these securities in $25.8 million of 8.625% junior subordinated debentures issued by the Company. A total of $25.0 million of 8.625% Trust III Preferred Securities were issued by Trust III and were scheduled to mature in 2031, callable at the option of the Company on or after December 31, 2006. Distributions on these securities were paid quarterly in arrears on the last day of March, June, September, and December, such distributions can be deferred at the option of the Company for up to five years. The Trust III Preferred Securities were prepaid in whole on December 31, 2006 at a redemption price equal to $25.0 per Trust III Preferred Security plus accumulated but unpaid distributions thereon to the date of the redemption. On December 11, 2001, Trust III also issued $0.8 million in common securities to the Company. The net proceeds of the Trust III issuance were used to redeem $25.0 million of 11.0% Trust Preferred Securities, issued by Trust II on January 31, 2002. Thereafter, Trust II was liquidated.

On April 12, 2002, Independent Capital Trust IV was formed for the purpose of issuing 1.0 million Trust IV Preferred Securities and investing the proceeds of the sale of these securities in $25.8 million of 8.375% junior subordinated debentures issued by the Company. A total of $25.0 million of 8.375% Trust IV Preferred Securities were issued by Trust IV and are scheduled to mature in 2032, callable at the option of the Company on or after April 30, 2007. Distributions on these securities are payable quarterly in arrears on the last day of March, June, September, and December, such distributions can be deferred at the option of the Company for up to five years. The Trust IV Preferred Securities can be prepaid in whole or in part on or after April 30, 2007 at a redemption price equal to $25.0 per Trust IV Preferred Security plus accumulated but unpaid distributions thereon to the date of the redemption. On April 12, 2002, Trust IV also issued $773,000 in common securities to the Company. The net proceeds of the Trust IV issuance were used to redeem $28.8 million of 9.28% Trust Preferred Securities, issued by Trust I, on May 20, 2002. Thereafter, Trust I was liquidated.

On October 12, 2006 Independent Capital Trust V, was formed for the purposed of issuing 50,000 trust preferred securities on December 28, 2006 and investing the proceeds of the sale of these securities in the $51.5 million of a variable rate (3 month LIBOR plus 148 basis points) junior subordinated debentures issued by the Company. The Company has entered into interest rate swap agreements to fix the interest rate paid on the debentures for the next ten years at 6.52%. A total of $50.0 million trust preferred securities at a variable rate of interest

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3 month LIBOR plus 148 basis points) were issued by Trust V and are scheduled to mature on March 15, 2037, callable at the option of the Company on or after March 15, 2012 at a redemption price equal to $1,000 per Trust V preferred security plus accumulated but unpaid distributions thereon to the date of the redemption. On December 28, 2006, Trust V also issued $1.5 million in common securities to the Company. The trust preferred securities were issued and sold in a private placement as part of a pool transaction.

The Company used $25.0 million of the proceeds from the issuance of the trust preferred securities from Trust V to redeem all of the outstanding trust preferred securities of Trust III, which had a fixed rate of interest at 8.625%, on the first callable date of December 31, 2006. The Company intends to use the remaining $25.0 million of proceeds to redeem the outstanding trust preferred securities of Trust IV, which have a fixed rate of interest at 8.375%, on the first callable date of April 30, 2007.

Effective March 31, 2004, Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46 Revised, “Consolidation of Variable Interest Entities — an Interpretation of Accounting Research Bulletin No. 51” (“FIN 46R”) required the Company to deconsolidate its two subsidiary trusts (Independent Capital Trust III and Independent Capital Trust IV). The result of deconsolidating these subsidiary trusts is that trust preferred securities of the trusts, which were classified between liabilities and equity on the balance sheet (mezzanine section), no longer appear on the consolidated balance sheet of the Company. The related minority interest expense also is no longer included in the consolidated statement of income. Due to FIN 46R, the junior subordinated debentures of the parent company that were previously eliminated in consolidation are now included on the consolidated balance sheet within total borrowings. The interest expense on the junior subordinated debentures is included in the calculation of net interest margin of the consolidated company, negatively impacting the net interest margin by approximately 0.16% for the twelve months ending December 31, 2004 on an annualized basis and 0.13% for the twelve months ending 2005 and 2006. There is no impact on net income as the amount of interest previously recognized as minority interest is equal to the amount of interest expense that is recognized currently in the net interest margin offset by the dividend income on the subsidiary trusts common stock recognized in other non-interest income.

Unamortized issuance costs are included in other assets. Unamortized issuance costs were $981,000 and $2.0 million in 2006 and 2005, respectively.

Minority Interest expense was $1.1 million in 2004. Interest expense on the junior subordinated debentures, reported in interest on borrowings, which includes the amortization of the issuance cost, was $5.5 million in 2006 and $4.5 million in 2005. The increase in interest expense is mainly due to the write-off of $995,000 of issuance costs in connection with the redemption of trust preferred securities of Trust III.

The Company unconditionally guarantees all Trust IV and Trust V obligations under the trust preferred securities.

In December, the Trustees of Trust III and Trust IV declared a cash dividend of $0.54 and $0.52 per share to stockholders of record of Trust III and Trust IV, respectively, as of the close of business on December 28, 2006. The dividend was paid on December 29, 2006. The Company has paid all scheduled dividends.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Earnings per share consisted of the following components for the years ended December 31, 2006, 2005, and 2004:

	Net Income
	2006	2005	2004
	(Dollars in thousands)

Net Income	$32,851	$33,205	$30,767

	Weighted Average Shares
	2006	2005	2004
	(Dollars in thousands)

Basic Shares	14,938	15,378	14,963
Effect of dilutive securities	172	144	191

Diluted Shares	15,110	15,522	15,154

	Net Income per Share
	2006	2005	2004

Basic EPS	$2.20	$2.16	$2.06
Effect of dilutive securities	0.03	0.02	0.03

Diluted EPS	$2.17	$2.14	$2.03

For the year ended December 31, 2006, there were 172,137 options to purchase common stock and no shares of restricted stock excluded from the calculation of diluted earnings per share because they were anti-dilutive. For the year ended December 31, 2005, there were 350,933 options to purchase common stock and no shares of restricted stock excluded from the calculation of diluted earnings per share because they were anti-dilutive. For the year ended December 31, 2004, there were 133,781 options to purchase common stock excluded from the calculation of diluted earnings per share because they were anti-dilutive. There was no restricted stock outstanding during the year ended December 31, 2004.

(10) Goodwill and Core Deposit Intangibles

Goodwill and core deposit intangibles as of December 31, 2006 and December 31, 2005 was $56.5 million and $56.9 million, respectively. The Company acquired Falmouth Bancorp, Inc. on July 16, 2004. The transaction was accounted for in accordance with SFAS No. 142, creating goodwill for the excess of purchase price over assets acquired. Core deposit intangibles of $2.2 million were recorded upon the acquisition of Falmouth Bancorp, Inc. for the fair value of the acquired deposit base.

The changes in goodwill and core deposit intangibles for the years ended December 31, 2006 and 2005 are shown in the table below.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Carrying Amount of Goodwill and Core
	Deposit Intangibles
		Core Deposit
	Goodwill	Intangibles
	(Dollars in thousands)

Balance at December 31, 2004	$55,185	$2,103

Recorded during the year	—	—
Amortization Expense	—	(323)
Adjustment of purchase accounting estimates	(107)	—

Balance at December 31, 2005	$55,078	$1,780

Recorded during the year	—	—
Amortization Expense	—	(323)
Adjustment of purchase accounting estimates	—	—

Balance at December 31, 2006	$55,078	$1,457

The following table sets forth the estimated annual amortization expense of the core deposit intangibles.

	Estimated Annual Amortization Expense
	2007	2008	2009	2010	2011
	(Dollars in thousands)

Core Deposit Intangibles	$323	$323	$323	$323	$165

(11) Income Taxes

The provision for income taxes is comprised of the following components:

	Years Ended December 31,
	2006	2005	2004
	(Dollars in thousands)

Current Expense
Federal	$11,321	$10,441	$11,716
State	3,171	2,333	2,308

TOTAL CURRENT EXPENSE	14,492	12,774	14,024

Deferred (Benefit) Expense
Federal	105	1,805	(234)
State	162	542	(167)

TOTAL DEFERRED EXPENSE (BENEFIT)	267	2,347	(401)

TOTAL EXPENSE	$14,759	$15,121	$13,623

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The difference between the statutory federal income tax rate and the effective federal income tax rate is as follows:

	Years Ended December 31,
	2006	2005	2004
	(Dollars in thousands)

Computed statutory federal income tax provision	$16,664	$16,914	$15,536
State taxes, net of federal tax benefit	2,166	1,869	1,392
Nontaxable interest, net	(1,123)	(1,174)	(1,129)
Tax Credits	(1,610)	(1,714)	(964)
Bank Owned Life Insurance	(1,141)	(640)	(666)
Other, net	(197)	(134)	(546)

TOTAL EXPENSE	$14,759	$15,121	$13,623

The net deferred tax asset that is included in other assets amounted to approximately $2.9 million and $3.9 million at December 31, 2006 and 2005, respectively. The tax-effected components of the net deferred tax asset at December 31, 2006 and 2005 are as follows:

	At Years Ended December 31,
	2006	2005
	(Dollars in thousands)

Deferred Tax Assets
Allowance for loan losses	$11,190	$11,136
Securities fair value adjustment	3,765	5,392
Accrued expenses not deducted for tax purposes	2,107	1,596
Amounts not yet recognized as a component of net periodic post retirement cost	299	—
Limited Partnerships	257	322

TOTAL	$17,618	$18,446

Deferred Tax Liabilities
Goodwill	$(5,427)	$(4,398)
Mark to market adjustment	(1,504)	(2,051)
Tax depreciation	(2,628)	(2,038)
Derivatives fair value adjustment	(819)	(1,488)
Mortgage servicing asset	(965)	(1,095)
Deferred loan origination fees	(2,497)	(1,957)
Prepaid expenses	(297)	(801)
Core deposit intangible	(621)	(756)

TOTAL	$(14,758)	$(14,584)

TOTAL NET DEFERRED TAX ASSET	$2,860	$3,862

The Company has determined that a valuation allowance is not required for any of its deferred tax assets since it is more likely than not that these assets will be realized principally through carry back to taxable income on prior years and future reversals of existing taxable temporary differences and by offsetting other future taxable income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(12) Common Stock Repurchase Program

On January 19, 2006, the Company’s Board of Directors approved a common stock repurchase program. Under the program, the Company was authorized to repurchase up to 800,000 shares, or approximately 5% of the Company’s outstanding common stock. During the quarter ended September 30, 2006, the Company completed its repurchase plan with a total of 800,000 shares of common stock repurchased at a weighted average share price of $31.04. Additional information about the repurchase program is set forth in Part II, Item 5 of this Form 10-K.

Additionally, on December 14, 2006 the Company’s Board of Directors approved a common stock repurchase program. Under the program, the Company is authorized to repurchase up to 1,000,000 shares of the Company’s outstanding common stock. Additional information about the repurchase program is set forth in Part II, Item 5 of this Form 10-K.

(13)	EMPLOYEE BENEFITS

Pension

All eligible officers and employees of the Bank, which includes substantially all employees of the Bank, are included in a noncontributory, defined benefit pension plan (the “Pension Plan”) provided by the Bank. The Pension Plan is administered by Pentegra Retirement Services (the “Fund”). The Fund does not segregate the assets or liabilities of all participating employers and, accordingly, disclosure of accumulated vested and nonvested benefits is not possible. Contributions are based on each individual employer’s experience. The pension plan year is July 1st through June 30th. The Bank has made cash contributions to the Fund of $1.4 million, $3.0 million, and $2.8 million during 2006, 2005, and 2004, respectively, of which $1.4 million relates to the 2006-2007 plan year, $3.0 million relates to the 2005-2006 plan year, and $2.0 million relates to the 2004-2005 plan year. The defined benefit plan expense was $2.2 million, $2.4 million, and $1.8 million for 2006, 2005, and 2004, respectively. In 2005 the Company amended the vesting schedule of the pension plan to provide graduated vesting beginning after two years of service whereas previously employees were not vested until five years of service.

Effective July 1, 2006, the Company froze the defined benefit plan by eliminating all future benefit accruals, with the exception of the employees that were participants on July 1, 2006 but that were not yet fully vested. These employees will earn benefits up to the year in which they are fully vested and at that point there will be no more future benefit accruals. All benefits accrued up to July 1, 2006 remain in the pension plan and the participants’ frozen benefit was determined as of July 1, 2006. Also effective July 1, 2006, the Company implemented a new defined contribution plan in which employees, with one year of service, receive a 5% cash contribution of eligible pay up to the social security limit and a 10% cash contribution of eligible pay over the social security limit up to the maximum amount permitted by law. Benefits conferred to employees under the new defined contribution plan vest immediately. The defined contribution plan expense was $927,000 in 2006 and zero for both 2005 and 2004.

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

Upon accounting for the recognition of post-retirement benefits over the service lives of the employees rather than on a cash basis, the Company elected to recognize its accumulated benefit obligation of approximately $678,000 at January 1, 1993 prospectively on a straight-line basis over the average service life expectancy of the beneficiaries, which is anticipated to be less than 20 years.

Post-retirement benefit expense was $211,000 in both 2006 and 2005 and $198,000 in 2004. Contributions paid to the plan, which were used only to pay the current year benefits were $60,000, $57,000, and $39,000 for 2006, 2005, and 2004, respectively. The Company’s best estimate of contributions expected to be paid in 2007 is $59,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

See the following table for the benefits expected to be paid in each of the next five years, in the aggregate for the next five fiscal years thereafter, and in the aggregate after those 10 years:

Post- Retirement Expected
Year	Benefit Payment
(Dollars in thousands)

2007	$61
2008	62
2009	67
2010	70
2011	76
2012-2016	539
2017 and later	6,171

Effective December 31, 2006, the Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132(R),” which requires the Company to recognize the over funded or under funded status of a single employer defined benefit postretirement plan as an asset or liability on its balance sheet and to recognize changes in the funded status in comprehensive income in the year in which the change occurred. However, gains or losses, prior services costs or credits, and transition assets or obligations that have not yet been included in net periodic benefit cost as of the end of 2006, the fiscal year in which SFAS 158 is initially applied are to be recognized as components of the ending balance of accumulated other comprehensive income, net of tax.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The measurement date used to determine the post retirement plan benefits is December 31st for each of the years reported. The following table illustrates the status of the post-retirement benefit plan at December 31 for the years presented:

	Post-Retirement Benefits
	2006	2005	2004
	(Dollars in thousands)

Change in benefit obligation
Benefit obligation at beginning of year	$1,485	$1,443	$1,142
Service cost	93	93	79
Interest cost	72	72	71
Actuarial gain	(146)	(66)	190
Benefits paid	(60)	(57)	(39)

Benefit obligation at end of year	$1,444	$1,485	$1,443

Change in plan assets
Fair value of plan assets at beginning of year	$—	$—	$—
Employer contribution	60	57	39
Benefits paid	(60)	(57)	(39)

Fair value of plan assets at end of year	$—	$—	$—

Funded Status	$(1,444)	$(1,485)	$(1,443)
Unrecognized net actuarial loss	—	197	264
Unrecognized net transition obligation	—	232	266
Unrecognized prior service cost	—	55	66

Accrued benefit cost	$(1,444)	$(1,001)	$(847)

Amounts recognized in Accumulated Other Comprehensive Income (“AOCI”), net of tax
Net loss	$30	$—	$—
Prior service cost	25	—	—
Transition obligation	115	—	—

Amounts recognized in AOCI, net of tax	$170	$—	$—

Net periodic benefit cost
Service cost	$93	$93	$79
Interest cost	72	72	71
Expected return on plan assets	—	—	—
Amortization of transition obligation	34	34	34
Amortization of prior service cost	12	12	12
Recognized net actuarial loss	—	—	2

Net periodic benefit cost	$211	$211	$198

Amounts in accumulated other comprehensive income expected to be recognized in net periodic benefit cost over next fiscal year
Net prior service cost	$12	$—	$—
Net transition obligation	$34	$—	$—
Discount rate used for benefit obligations	5.75%	5.50%	5.75%
Discount rate used for net periodic benefit cost	5.50%	5.75%	6.25%
Rate of compensation increase	N/A	N/A	N/A

See the table titled “Incremental Effect of Applying SFAS No. 158 on Individual Line Items in the Consolidated Balance Sheets” to Follow “Supplemental Executive Retirement Benefits” for the incremental effect of applying SFAS No. 158 on individual line items within the consolidated balance sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Bank has established and funded Rabbi Trusts to accumulate funds in order to satisfy the contractual liability of the supplemental retirement plan benefits for seven current executives and two former executives. These agreements provide for the Bank to pay all benefits from its general assets, and the establishment of these trust funds does not reduce nor otherwise affect the Bank’s continuing liability to pay benefits from such assets except that the Bank’s liability shall be offset by actual benefit payments made from the trusts. The related trust assets totaled $1.8 million and $1.6 million at December 31, 2006 and 2005, respectively.

Supplemental retirement expense amounted to $373,000, $349,000, and $418,000 for fiscal years 2006, 2005, and 2004, respectively. Contributions paid to the plan, which were used only to pay the current year benefits were $113,000 in 2006, $114,000 in 2005, and $124,000 in 2004. The Company’s best estimate of contributions expected to be paid in 2007 is $113,000. See the following table for the benefits expected to be paid in each of the next five years, in the aggregate for the next five fiscal years thereafter, and in the aggregate after those 10 years:

Supplemental Executive
Retirement Plans
Year	Expected Benefit Payment
(Dollars in thousands)

2007	$113
2008	131
2009	206
2010	225
2011	225
2012-2016	1,164
2017 and later	16,948

In 2003, in connection with the revisions to supplemental executive retirement plans described above, the Company elected to recognize the post retirement benefits over the service period rather than on a cash basis. Upon accounting for these plans in this manner the Company elected to recognize its additional benefit obligation that had not been recorded as of the beginning of the year of approximately $537,000 at January 1, 2003, and is amortizing this amount prospectively on a straight-line basis over the average estimated service period of the beneficiaries of approximately 13 years.

As discussed above within Post-Retirement Benefits, effective December 31, 2006, the Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132(R),” which is also applicable to its supplemental executive retirement plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The measurement date used to determine the supplemental executive retirement plans benefits is December 31 for each of the years reported. The following table illustrates the status of the supplemental executive retirement plans at December 31 for the years presented:

	Supplemental Executive Retirement Benefits
	2006	2005	2004
	(Dollars in thousands)

Change in benefit obligation
Benefit obligation at beginning of year	$2,494	$2,292	$2,042
Service cost	198	176	138
Interest cost	136	129	122
Unamortized prior service cost	—	—	—
Plan amendment	—	—	114
Actuarial (gain)/ loss	(63)	11	—
Benefits paid	(113)	(114)	(124)

Benefit obligation at end of year	$2,652	$2,494	$2,292

Change in plan assets
Fair value of plan assets at beginning of year	$—	$—	$—
Return on plan assets	—	—	—
Employer contribution	113	114	124
Benefits paid	(113)	(114)	(124)

Fair value of plan assets at end of year	$—	$—	$—

Funded status at end of year	(2,652)	(2,494)	(2,292)
Unrecognized net actuarial loss	—	116	106
Unrecognized prior service cost	—	406	449

Accrued benefit cost	$(2,652)	$(1,972)	$(1,737)

Amounts recognized in Accumulated Other Comprehensive Income (“AOCI”), net of tax
Net loss	$33	$—	$—
Prior service cost	211	—	—

Amounts recognized in AOCI, net of tax	$244	$—	$—

Information for pension plans with an accumulated benefit obligation in excess of plan assets
Projected benefit obligation	$2,652	$2,494	$2,292
Accumulated benefit obligation	$1,801	$1,823	$1,847
Net periodic benefit cost
Service cost	$198	$176	$138
Interest cost	136	129	122
Amortization of prior service cost	43	44	158
Recognized net actuarial gain	(4)	—	—

Net periodic benefit cost	$373	$349	$418

Amounts in accumulated other comprehensive income expected to be recognized in net periodic benefit cost over next fiscal year
Net actuarial gain	$(4)	$—	$—

Net prior service cost	$42	$—	$—
Discount rate used for benefit obligation	5.75%	5.50%	5.75%
Discount rate used for net periodic benefit cost	5.50%	5.75%	6.25%
Rate of compensation increase	5.00%	5.00%	5.00%

See the table to follow for the incremental effect of applying SFAS No. 158 on individual line items within the consolidated balance sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table illustrates the incremental effect of applying SFAS No. 158 for both the post retirement benefits and the supplemental executive retirement benefits on individual line items in the consolidated balance sheets.

Incremental Effect of Applying SFAS No. 158 on Individual Line Items in the Consolidated Balance Sheets at December 31, 2006

	Before			After
	Application	Adjustments		Application
	of SFAS No. 158	Post-Retirements	SERP	of SFAS No. 158
	(Dollars in thousands )

Liability for post-retirement and SERP benefits	$3,384	$292	$420	$4,096
Deferred income taxes	3,158	(122)	(176)	2,860
Total liabilities	2,598,722	170	244	2,599,136
Accumulated other comprehensive loss	(5,277)	(170)	(244)	(5,691)
Total stockholders’ equity	230,197	(170)	(244)	229,783

Other Employee Benefits

In 1994, the Bank implemented an incentive compensation plan in which senior management, and officers are eligible to participate at varying levels. The plan provides for awards based upon the attainment of a combination of Bank, divisional and individual performance objectives. In addition, the Bank from time to time has paid a discretionary bonus to non-officers of the bank. In 2005, the Bank implemented a revised incentive compensation plan for executive officers and a separate incentive plan for its officers. The 2005 plan provides for awards based upon the attainment of Bank and individual performance objectives. The expense for the incentive plans and the discretionary bonus amounted to $2.5 million, $2.9 million, and $2.5 million in 2006, 2005, and 2004, respectively.

Also, in 1994, the Bank amended its Profit Sharing Plan by converting it to an Employee Savings Plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Employee Savings Plan, participating employees may defer a portion of their pre-tax earnings, not to exceed the Internal Revenue Service annual contribution limits. On April 14, 2004, the Bank amended the 401K Plan to eliminate company matching contributions. In the fourth quarter of 2004 in place of the 401K match contributions, the Company contributed a discretionary $250,000 of profit sharing into the plan to be disbursed amongst the participants of the plan. Prior to 2004, the Bank matched 50% of each employee’s contributions up to 6% of the employee’s earnings. A match of 25% of each employee’s contributions up to 6% of the employee’s earnings was restored in January 2005. Also, in 2005, the 401K Plan was amended to incorporate an Employee Stock Ownership Plan for contributions invested in the Company’s common stock. In 2006, 2005 and 2004, the expense for the 401K plan amounted to $353,000, $338,000, and $448,000, respectively.

The Company also maintains a deferred compensation plan for the Company’s Board of Directors. The Board of Directors are entitled to elect to defer their director’s fees until retirement. If the Director elects to do so, their compensation is invested in the Company’s stock and maintained within the Company’s Investment Management Group. The amount of compensation deferred in 2006, 2005, and 2004 was $123,000, $68,000, and $70,000, respectively. The Company has 168,961 shares provided for the plan with a related liability of $1.8 million established within shareholders’ equity.

In 1998, the Bank purchased $30.0 million of BOLI. The Bank purchased these policies for the purpose of offsetting the Bank’s future obligations to its employees under its retirement and benefit plans. As discussed above under Supplemental Executive Retirement Plans, additional policies covering the Senior Executives of the Bank were added in 2003. The total value of BOLI was $45.8 million and $44.8 million at December 31, 2006 and 2005, respectively. The bank recorded BOLI income of $3.3 million in 2006 of which $1.3 million were death benefit

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

proceeds realized during the first quarter. The Bank recorded $1.8 million and $1.9 million of BOLI income during 2005 and 2004, respectively.

(14)	Other Non-Interest Expenses

Included in other non-interest expenses for each of the three years in the period ended December 31, 2006, 2005 and 2004 were the following:

	2006	2005	2004
	(Dollars in thousands)

Debit card & ATM processing	$1,187	$940	$624
Postage expense	1,056	1,006	942
Office supplies and printing	821	897	644
Software maintenance	963	873	308
Exams and audits	805	785	626
Legal fees	665	641	478
Insurance — other	563	518	474
Recruitment	498	501	493
Business development	178	157	482
Loss on CRA investment	142	137	178
Other non-interest expenses	8,421	7,949	7,566

TOTAL	$15,299	$14,404	$12,815

(15)	Fair Value of Financial Instruments

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reflects the book and fair value of financial instruments, including on-balance sheet and off-balance sheet instruments, as of December 31, 2006 and 2005.

	2006		2005
	Book Value	Fair Value	Book Value	Fair Value
	(Dollars in thousands)		(Dollars in thousands)

FINANCIAL ASSETS
Cash and Due From Banks	$62,773	$62,773	$66,289	$66,289	(a)
Federal Funds Sold and Assets Purchased Under Resale Agreement & Short Term Investments	75,518	75,518	63,662	63,662	(a)
Securities Held To Maturity	76,747	78,038	104,268	106,730	(b)
Securities Available For Sale	417,088	417,088	581,516	581,516	(b)
Trading Assets	1,758	1,758	1,557	1,557	(b)
Federal Home Loan Bank Stock	21,710	21,710	29,287	29,287	(c)
Net Loans	1,986,235	2,008,496	2,009,148	2,041,885	(d)
Loans Held For Sale	11,859	11,983	5,021	5,251	(b)
Mortgage Servicing Rights	2,439	2,439	2,892	2,892	(f)
Bank Owned Life Insurance	45,759	45,759	44,762	44,762	(b)
FINANCIAL LIABILITIES
Demand Deposits	490,036	490,036	511,920	511,920	(e)
Savings and Interest Checking Accounts	577,443	577,443	613,840	613,840	(e)
Money Market	455,737	455,737	550,677	550,677	(e)
Time Certificates of Deposit	567,128	563,339	529,057	523,095	(f)
Federal Funds Purchased and Assets Sold Under Repurchase Agreements	108,248	108,084	113,335	113,335	(f)
Treasury Tax and Loan Notes	2,953	2,953	5,452	5,452	(a)
Federal Home Loan Bank Borrowings	305,128	303,983	417,477	419,265	(f)
Junior Subordinated Debentures	77,320	77,454	51,546	52,371	(g)
UNRECOGNIZED FINANCIAL INSTRUMENTS
Standby Letters of Credit	—	62	—	61	(h)
FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET NOTIONAL AMOUNTS
Interest Rate Swap Agreements	1,154	1,154	1,967	1,967	(b)
Interest Rate Cap Agreements	1,284	1,284	1,655	1,655	(b)
Forward Commitments to Sell Loans	60	60	(22)	(22	)(b)
Commitments to Originate Fixed Rate Mortgage Loans Intended for Sale	93	93	108	108	(b)

(a)	Book value approximates fair value due to short term nature of these instruments.

(b)	Fair value was determined based on market prices or dealer quotes.

(c)	Federal Home Loan Bank stock is redeemable at cost.

(d)	The fair value of loans was estimated by discounting anticipated future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

(e)	Fair value is presented as equaling book value. SFAS No. 107 requires that deposits which can be withdrawn without penalty at any time be presented at such amount without regard to the inherent value of such deposits and the Bank’s relationship with such depositors.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(f)	Fair value was determined by discounting anticipated future cash payments using rates currently available for instruments with similar remaining maturities.

(g)	Fair value was determined based upon market prices of securities with similar terms and maturities.

(h)	Fair value was determined using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of customers.

(16)	Commitments and Contingencies

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

Off-balance sheet financial instruments whose contractual amounts present credit risk include the following at December 31, 2006 and 2005.

	2006	2005
	(Dollars in thousands)

Commitments to extend credit:
Fixed rate	$8,090	$6,879
Adjustable rate	1,144	5,255
Unused portion of existing credit lines	481,708	477,931
Unadvanced construction loans	62,055	52,221
Standby letters of credit	8,318	8,893
Interest rate swaps — notional value	110,000	110,000
Interest rate caps — notional value	100,000	100,000

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

At December 31, 2006 and December 31, 2005 the Company had interest rate swaps, designated as “cash flow” hedges. The purpose of these swaps is to hedge the variability in the cash outflows of LIBOR-based borrowings

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

attributable to changes in interest rates. The table below shows interest rate derivatives the Company held as of December 31, 2006 and December 31, 2005:

	Interest Rate Derivatives
	As of December 31, 2006
					Receive		Pay Fixed	Market Value
	Notional	Trade	Effective	Maturity	(Variable)	Current Rate	Swap Rate/	at December 31,
	Amount	Date	Date	Date	Index	Received	Cap Strike Rate	2006
	(Dollars in thousands)

Interest Rate Swaps
	$25,000	16-Jan-04	21-Jan-04	21-Jan-07	3 Month LIBOR	5.37%	2.49%	$47
	$35,000	18-Jan-05	20-Jan-05	20-Jan-10	3 Month LIBOR	5.37%	4.06%	$936
	$25,000	16-Feb-06	28-Dec-06	28-Dec-16	3 Month LIBOR	5.36%	5.04%	$82
	$25,000	16-Feb-06	28-Dec-06	28-Dec-16	3 Month LIBOR	5.36%	5.04%	$89

Total	$110,000						Total	$1,154
Interest Rate Caps
	$100,000	27-Jan-05	31-Jan-05	31-Jan-08	3 Month LIBOR	5.38%	4.00%	$1,284

Grand Total	$210,000						Grand Total	$2,438

	As of December 31, 2005
					Receive		Pay Fixed	Market Value
	Notional	Trade	Effective	Maturity	(Variable)	Current Rate	Swap Rate/	at December 31,
	Amount	Date	Date	Date	Index	Received	Cap Strike Rate	2005

Interest Rate Swaps

	$25,000	20-Sep-02	21-Nov-03	21-Nov-06	3 Month LIBOR	4.37%	3.65%	$237
	$25,000	20-Sep-02	21-Nov-03	21-Nov-06	3 Month LIBOR	4.37%	3.65%	$237
	$25,000	16-Jan-04	21-Jan-04	21-Jan-07	3 Month LIBOR	4.18%	2.49%	$588
	$35,000	18-Jan-05	20-Jan-05	20-Jan-10	3 Month LIBOR	4.17%	4.06%	$905

Total	$110,000						Total	$1,967
Interest Rate Caps
	$100,000	27-Jan-05	31-Jan-05	31-Jan-08	3 Month LIBOR	4.26%	4.00%	$1,655

Grand Total	$210,000						Grand Total	$3,622

During February, 2006 the Company entered into two forward starting swaps, each with a $25.0 million notional amount, with the intention of hedging $50.0 million variable rate (LIBOR plus 148 basis points) trust preferred securities. On December 28, 2006, these forward starting swaps became effective when Trust V issued $50.0 of trust preferred securities (see Junior Subordinated Debentures within Section 7 hereof) which pay interest at a variable rate of interest of LIBOR plus 148 basis points. Through these swaps the Company has effectively locked in a fixed rate of 6.52% on its trust preferred obligation.

As a result of the prolonged flat/inverted yield curve environment and the resulting strategy to de-leverage the balance sheet, management unwound $50.0 million of notional value of interest rate swaps hedging 3 month revolving FHLB advances tied to LIBOR and paid down the underlying borrowings. The influx of liquidity associated with cash flows from the securities portfolio not being reinvested made the borrowings unnecessary. Gains of $237,000 and $215,000 were realized against interest expense in the first quarter of 2006 and the third quarter of 2005, respectively, associated with the sale of these interest rate swaps.

As a result of interest rate swaps, the Bank realized income of $3.1 million, $884,000, and $755,000 for the years ended December 31, 2006, 2005, and 2004, respectively. There was no impact on income as a result of hedge ineffectiveness associated with interest rate swaps.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2002, the Company sold interest rate swaps resulting in gross gains of $7.1 million. The gain was deferred and is being amortized over the lives of the hedged items. The deferred gain is classified in other comprehensive income, net of tax, as a component of equity with the amortized gains recognized into earnings. At December 31, 2006, there are $245,000 gross, or $142,000, net of tax, of such deferred gains included in other comprehensive income. At December 31, 2005, there were $980,000 gross, or $568,000, net of tax, of such deferred gains included in other comprehensive income.

Entering into interest rate swap agreements, including interest rate caps, involves both the credit risk of dealing with counterparties and their ability to meet the terms of the contracts and interest rate risk. While notional principal amounts are generally used to express the volume of these transactions, the amounts potentially subject to credit risk are smaller due to the structure of the agreements. The Bank is a direct party to these agreements that provide for net settlement between the Bank and the counterparty on a monthly, quarterly or semiannual basis. Should the counterparty fail to honor the agreement, the Bank’s credit exposure is limited to the net settlement amount. The Bank had a net receivable of $506,000 at December 31, 2006 and of $175,000 at December 31, 2005.

Leases

The Company leased equipment, office space, space for ATM locations, and certain branch locations under non-cancelable operating leases. The following is a schedule of minimum future lease commitments under such leases as of December 31, 2006:

Lease
Years	Commitments
(Dollars in thousands)

2007	$2,389
2008	2,212
2009	1,957
2010	1,614
2011	1,101
Thereafter	4,054

Total future minimum rentals	$13,327

Rent expense incurred under operating leases was approximately $2.8 million in 2006, $2.9 million in 2005 and $2.5 million in 2004. Renewal options ranging from 3 to 10 years exist for several of these leases. The Company has entered into lease agreements with related third parties on substantially the same terms as those prevailing at the time for comparable transactions with unrelated parties. Rent expense incurred under related party leases was approximately $796,000 in 2006, $763,000 in 2005 and $804,000 in 2004. In addition, the Company had a sub-lease in which it earned lease income of approximately $71,000 in 2004.

Other Contingencies

At December 31, 2006, there were lawsuits pending that arose in the ordinary course of business. Management has reviewed these actions with legal counsel and has taken into consideration the view of counsel as to the outcome of the litigation. In the opinion of management, final disposition of these lawsuits is not expected to have a material adverse effect on the Company’s financial position or results of operations (see Item 3. Legal Proceedings hereof for more information related to outstanding legal cases).

The Bank is required to maintain certain reserve requirements of vault cash and/or deposits with the Federal Reserve Bank of Boston. The amount of this reserve requirement was $10.7 million and $10.0 million at December 31, 2006 and 2005, respectively.

On April 1, 2006 the Federal National Mortgage Association (“FNMA”) Master Commitment to deliver loans was executed with an expiration date of March 31, 2007 for $10.0 million (all of which is optional to the Company).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2006, there is no Master Agreement in place with Federal Home Loan Mortgage Corporation (“FHLMC”), nor is there a plan to put one in place.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2006 that the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2006, the most recent notification from the Federal Deposit Insurance Corporation, and the Commonwealth of Massachusetts relating to the Bank, categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized an insured depository institution must maintain minimum Total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s and the Bank’s actual capital amounts and ratios are also presented in the table.

						To be Well Capitalized
						Under Prompt
			For Capital			Corrective Action
	Actual		Adequacy Purposes			Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(Dollars in thousands)

As of December 31, 2006:
Company: (Consolidated)
Total capital (to risk weighted assets)	$254,581	12.30%	$165,584	≥	8.0%	N/A		N/A
Tier 1 capital (to risk weighted assets)	228,695	11.05	82,792	≥	4.0	N/A		N/A
Tier 1 capital (to average assets)	228,695	8.05	113,615	≥	4.0	N/A		N/A
Bank:
Total capital (to risk weighted assets)	$241,570	11.67%	$165,550	≥	8.0%	$206,938	≥	10.0%
Tier 1 capital (to risk weighted assets)	215,691	10.42	82,775	≥	4.0	124,163	≥	6.0
Tier 1 capital (to average assets)	215,691	7.60	113,475	≥	4.0	141,844	≥	5.0
As of December 31, 2005:
Company: (Consolidated)
Total capital (to risk weighted assets)	$254,524	11.99%	$169,808	≥	8.0%	N/A		N/A
Tier 1 capital (to risk weighted assets)	227,990	10.74	84,904	≥	4.0	N/A		N/A
Tier 1 capital (to average assets)	227,990	7.71	118,224	≥	4.0	N/A		N/A
Bank:
Total capital (to risk weighted assets)	$239,567	11.32%	$169,249	≥	8.0%	$211,561	≥	10.0%
Tier 1 capital (to risk weighted assets)	213,120	10.07	84,624	≥	4.0	1,269	≥	6.0
Tier 1 capital (to average assets)	213,120	7.22	118,072	≥	4.0	147,591	≥	5.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(18)	Selected Quarterly Financial Data (Unaudited)

	First		Second		Third		Fourth
	Quarter		Quarter		Quarter		Quarter
	2006	2005	2006	2005	2006	2005	2006	2005
	(Dollars in thousands, Except Per Share Data)

INTEREST INCOME	$40,701	$36,976	$41,207	$38,626	$42,809	$39,225	$42,975	$40,834
INTEREST EXPENSE	14,395	11,108	15,398	12,282	16,980	12,506	18,265	13,923

NET INTEREST INCOME	$26,306	$25,868	$25,809	$26,344	$25,829	$26,719	$24,710	$26,911

PROVISION FOR LOAN LOSSES	750	930	350	1,105	530	1,070	705	1,070
NON-INTEREST INCOME	6,787	6,244	7,222	6,436	7,049	7,104	7,345	6,751
NET (LOSS)/GAIN ON SECURITIES	(1,769)	343	—	273	—	—	(1,392)	—
BOLI DEATH BENEFIT PROCEEDS	1,316	—	—	—	—	—	—	—
NON-INTEREST EXPENSES	20,384	19,790	20,646	20,336	19,973	20,209	20,155	20,156
RECOVERY ON WORLDCOM BOND CLAIM	—	—	—	—	—	—	(1,892)	—
PROVISION FOR INCOME TAXES	3,602	3,821	3,745	3,571	3,819	3,857	3,594	3,872

NET INCOME	$7,904	$7,914	$8,290	$8,041	$8,556	$8,687	$8,101	$8,564

BASIC EARNINGS PER SHARE	$0.52	$0.52	$0.55	$0.52	$0.58	$0.56	$0.55	$0.56

DILUTED EARNINGS PER SHARE	$0.51	$0.51	$0.55	$0.52	$0.58	$0.56	$0.54	$0.55

Weighted average common shares (Basic)	15,343,807	15,347,540	14,999,127	15,372,253	14,696,065	15,391,937	14,681,644	15,402,690
Common stock equivalents	153,624	164,680	162,747	132,723	178,433	145,684	198,499	131,400
Weighted average common shares (Diluted)	15,497,431	15,512,220	15,161,874	15,504,976	14,874,498	15,537,621	14,880,143	15,534,090

(19)	Parent Company Financial Statements

Condensed financial information relative to the Parent Company’s balance sheets at December 31, 2006 and 2005 and the related statements of income and cash flows for the years ended December 31, 2006, 2005, and 2004 are presented below. The statement of stockholders’ equity is not presented below as the parent company’s stockholders’ equity is that of the consolidated Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

BALANCE SHEETS

	At December 31,
	2006	2005
	(Dollars in thousands)

Assets:
Cash*	$38,804	$15,337
Investments in subsidiaries*	269,775	264,828
Deferred tax asset	242	280
Deferred stock issuance costs	981	1,991
Other assets	182	30

Total assets	$309,984	$282,466

Liabilities and Stockholders’ Equity:
Dividends payable	$2,352	$2,312
Junior subordinated debentures	77,320	51,546
Accrued federal income taxes	471	436
Other liabilities	58	20

Total liabilities	80,201	54,314
Stockholders’ equity	229,783	228,152

Total liabilities and stockholders’ equity	$309,984	$282,466

*	Eliminated in consolidation

STATEMENTS OF INCOME

	Years Ended December 31,
	2006	2005	2004
	(Dollars in thousands)

Income:
Dividends received from subsidiaries	$35,168	$22,609	$21,778
Interest income	95	36	38

Total income	35,263	22,645	21,816

Expenses:
Interest expense	5,504	4,469	4,448
Other expenses	356	359	702

Total expenses	5,860	4,828	5,150

Income before income taxes and equity in undistributed income of subsidiaries	29,403	17,817	16,666
Equity in undistributed income of subsidiaries	1,713	13,703	12,491
Income tax benefit	1,735	1,685	1,610

Net income	$32,851	$33,205	$30,767

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

STATEMENTS OF CASH FLOWS

	Years Ended December 31 ,
	2006	2005	2004
	(Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$32,851	$33,205	$30,767
ADJUSTMENTS TO RECONCILE NET INCOME
TO CASH PROVIDED FROM OPERATING ACTIVITIES:
Amortization	—	—	22
Increase in other assets	(56)	(117)	(11)
Increase in other liabilities	39	5	89
Equity in income of subsidiaries	(1,713)	(13,703)	(12,491)

TOTAL ADJUSTMENTS	(1,730)	(13,815)	(12,391)

NET CASH PROVIDED FROM OPERATING ACTIVITIES	31,121	19,390	18,376

CASH FLOWS USED IN INVESTING ACTIVITIES:
Cash used for Merger and Acquisition- Falmouth Acquisition	—	—	(18,131)
Capital Investment in subsidiary-Independent Capital Trust V	(1,547)	—	—

NET CASH USED IN INVESTING ACTIVITIES	(1,547)	—	(18,131)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Proceeds from stock issued and stock options exercised	1,344	1,072	1,808
Issuance of junior subordinated debentures	51,547	—	—
Redemption of junior subordinated debentures	(25,773)	—	—
Amortization/write-off of issuance costs	1,083	88	65
Payments for purchase of common stock	(24,826)	—	—
Dividends paid	(9,482)	(9,067)	(8,153)

NET CASH USED IN FINANCING ACTIVITIES	(6,107)	(7,907)	(6,280)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	23,467	11,483	(6,035)
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE YEAR	15,337	3,854	9,889

CASH AND CASH EQUIVALENTS AT THE END OF THE YEAR	$38,804	$15,337	$3,854

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Income taxes	$—	$—	$—
Interest on junior subordinated debentures	$4,421	$4,381	$4,381
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Change in fair value of derivatives, net of tax	$99	$—	$—
Issuance of shares from treasury stock for the exercise of stock options	$—	$—	$1,091

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of year-end December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of year-end December 31, 2006.

Independent Bank Corp.’s independent registered public accounting firm has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. That report appears below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Independent Bank Corp.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Independent Bank Corp. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Independent Bank Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of Independent Bank Corp.’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Independent Bank Corp. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Independent Bank Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Independent Bank Corp. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated February 26, 2007 expressed an unqualified opinion on those consolidated financial statements.

Boston, MA
February 26, 2007

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required herein is incorporated by reference from the Company’s proxy statement (the “Definitive Proxy Statement”) relating to its April 12, 2007 Annual Meeting of Stockholders that will be filed with the Commission within 120 days following the fiscal year end December 31, 2006.

Item 11.	Executive Compensation

The information required herein is incorporated by reference to “Executive Compensation” in the Definitive Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2006 about the securities authorized for issuance under our equity compensation plans, consisting of our 1996 Director Stock Plan, our 1997 Employee Stock Option Plan, our 2005 Employee Stock Plan (“the 2005 Plan”), and our 2006 Non-Employee Director Stock Plan (“the 2006 Plan”). Our shareholders previously approved each of these plans and all amendments that were subject to shareholder approval. We have no other equity compensation plans that have not been approved by shareholders.

Equity Compensation Plans

Number of
Securities
Remaining
Available
	Number of	Weighted-	for Future Issuance
	Securities to be	Average	Under Equity
	Issued upon	Exercise Price of	Compensation
	Exercise of	Outstanding	Plans
	Outstanding	Options	(Excluding
	Options, Warrants	Warrants and	Securities Reflected
Equity Compensation Plan Category	and Rights	Rights	in Column (a))
	(a)	(b)	(c)

Plans approved by security holders	845,095	$26.43	718,818	(1)
Plans not approved by security holders	—	—	—

Total	845,095	$26.43	718,818

(1)	There are no shares available for future issuance under the 1996 Director Stock Plan, 28,203 shares available for future issuance under the 1997 Employee Stock Option Plan, 655,215 shares available for future issuance under the 2005 Employee Stock Plan, and 34,800 shares available for future issuance under the 2006 Non-Employee Director Stock Plan, shares under the 2005 and 2006 plans may be issued as non-qualified stock options or restricted stock awards.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required herein is incorporated by reference from the Definitive Proxy Statement.

Item 14.	Principal Accounting Fees and Services

The information required herein is incorporated by reference from the Definitive Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) Documents Filed as Part of this Report

(1)	The following financial statements are incorporated herein by reference from Item 8 hereto:

Management’s Report on Internal Control over Financial Reporting

Reports of Independent Registered Public Accounting Firm.

Consolidated balance sheets as of December 31, 2006 and 2005.

Consolidated statements of income for each of the years in the three-year period ended December 31, 2006.

Consolidated statements of stockholders’ equity for each of the years in the three-year period ended December 31, 2006.

Consolidated statements of comprehensive income for each of the years in the three-year period ended December 31, 2006.

Consolidated statements of cash flows for each of the years in the three-year period ended December 31, 2006.

Notes to Consolidated Financial Statements.

(2) All schedules for which provision is made in the applicable accounting regulations of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

(3) The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

EXHIBITS INDEX

No.		Exhibit

3	.(i)	Restated Articles of Organization, as amended as of February 10, 2005, incorporated by reference to the Company’s Form 8-K filed on May 18, 2005.
3	.(ii)	Amended and Restated Bylaws of the Company, as amended as of February 10, 2005, incorporated by reference to the Company’s Form 8-K filed on May 18, 2005.
4.1		Specimen Common Stock Certificate, incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 1992.
4.2		Specimen preferred Stock Purchase Rights Certificate, incorporated by reference to the Company’s Form 8-A Registration Statement filed by the Company on November 5, 2001.
4.3		Indenture of Registrant relating to the 8.625% Junior Subordinated Debentures issued to Independent Capital Trust III, incorporated by reference to the Form 8-K filed by the Company on April 18, 2002.
4.4		Form of Certificate of 8.625% Junior Subordinated Debenture (included as Exhibit A to Exhibit 4.3).
4.5		Amended and Restated Declaration of Trust for Independent Capital Trust III, incorporated by reference to the Form 8-K filed by the Company on April 18, 2002.
4.6		Form of Preferred Security Certificate for Independent Capital Trust III (included as Exhibit D to exhibit 4.5).
4.7		Preferred Securities Guarantee Agreement of Independent Capital Trust III, incorporated by reference to the Form 8-K filed by the Company on April 18, 2002.
4.8		Indenture of Registrant relating to the 8.375% Junior Subordinated Debentures issued to Independent Capital Trust IV, incorporated by reference to the Form 8-K filed by the Company on April 18, 2002.
4.9		Form of Certificate of 8.375% Junior Subordinated Debenture (included as Exhibit A to Exhibit 4.8).
4.10		Amended and Restated Declaration of Trust for Independent Capital Trust IV, incorporated by reference to the Form 8-K filed by the Company on April 18, 2002.
4.11		Form of Preferred Security Certificate for Independent Capital Trust IV (included as Exhibit D to Exhibit 4.10).
4.12		Preferred Securities Guarantee Agreement of Independent Capital Trust IV, incorporated by reference to the Form 8-K filed by the Company on April 18, 2002.
4.13		Indenture of Registrant relating the Junior Subordinated Debt Securities issued to Independent Capital Trust V is filed as an exhibit under this form 10-K attached here to.
4.14		Form of Certificate of Junior Subordinated Debt Security (included as Exhibit A to Exhibit 4.13)
4.15		Amended and Restated Declaration of trust for Independent Capital Trust V is filed as an exhibit under this Form 10-K attached hereto
4.16		Form of Capital Security Certificate for Independent Capital Trust V (included as Exhibit A-1 to Exhibit 4.15).
4.17		Guarantee Agreement relating to Independent Capital Trust V is filed as an exhibit under this form 10-K attached hereto.
4.18		Forms of Capital Securities Purchase Agreements for Independent Capital Trust V is filed as an exhibit under this Form 10-K attached here to.
10.1		Amended and Restated Independent Bank Corp. 1987 Incentive Stock Option Plan (“Stock Option Plan”) (Management contract under Item 601 (10)(iii)(A)). Incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 1994.
10.2		Independent Bank Corp. 1996 Non-Employee Directors’ Stock Option Plan (Management contract under Item 601 (10)(iii)(A)). Incorporated by reference to the Company’s Definitive Proxy Statement for the 1996 Annual Meeting of Stockholders filed with the Commission on March 19, 1996.
10.3		Independent Bank Corp. 1997 Employee Stock Option Plan (Management contract under Item 601 (10)(iii)(A)). Incorporated by reference to the Company’s Definitive Proxy Statement for the 1997 Annual Meeting of Stockholders filed with the Commission on March 20, 1997.
10.4		Independent Bank Corp. 2005 Employee Stock Plan incorporated by reference to Form S-8 filed by the Company on July 28, 2005.

No.	Exhibit

10.5	Renewal Rights Agreement noted as of September 14, 2000 by and between the Company and Rockland, as Rights Agent (Exhibit to Form 8-K filed on October 23, 2000).
10.6	Independent Bank Corp. Deferred Compensation Program for Directors (restated as amended as of December 1, 2000). Incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2000.
10.7	Master Securities Repurchase Agreement, incorporated by reference to Form S-1 Registration Statement filed by the Company on September 18, 1992.
10.8	First Amended and Restated Employment Agreement between Christopher Oddleifson and the Company and Rockland Trust dated April 14, 2005 is filed as an exhibit under the Form 8-K filed on April 14, 2005.
10.9	Revised employment agreement between Raymond G. Fuerschbach, Edward F. Jankowski, Ferdinand T. Kelley, Jane L. Lundquist, Edward H. Seksay and Denis K. Sheahan and the Company and Rockland Trust (Management Contracts under Item 601 (10)(iii)(A)) dated December 6, 2004 are filed as an exhibit under the Form 8-K filed on December 9, 2004.
10.10	Options to acquire shares of the Company’s Common Stock pursuant to the Independent Bank Corp. 1997 Employee Stock Option Plan were awarded to Christopher Oddleifson, Raymond G. Fuerschbach, Edward F. Jankowski, Ferdinand T. Kelley, Jane L. Lundquist, Edward H. Seksay and Denis K. Sheahan pursuant to option agreements dated December 9, 2004. The form of these option agreements were filed as exhibits under the Form 8-K filed on December 15, 2004.
10.11	On-Site Outsourcing Agreement by and between Fidelity Information Services, Inc. and Independent Bank Corp., effective as of November 1, 2004. Incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2004 filed on March 4, 2005. (PLEASE NOTE: Portions of this contract, and its exhibits and attachments, have been omitted pursuant to a request for confidential treatment sent on March 4, 2005 to the Securities and Exchange Commission. The locations where material has been omitted are indicated by the following notation: ”{****}“. The entire contract, in unredacted form, has been filed separately with the Commission with the request for confidential treatment.)
10.12	New Markets Tax Credit program Allocation Agreement between the Community Development Financial Institutions Fund of the United States Department of the Treasury and Rockland Community Development with an Allocation Effective Date of September 22, 2004 is filed as an exhibit under the Form 8-K filed on October 14, 2004.
10.13	Options to acquire shares of the Company’s Common Stock pursuant to the Independent Bank Corp. 2005 Employee Stock Plan were awarded to Christopher Oddleifson, Raymond G. Fuerschbach, Edward F. Jankowski, Ferdinand T. Kelley, Jane L. Lundquist, Edward H. Seksay, and Denis K. Sheahan pursuant to option agreements dated December 15, 2005. The form of option agreements used for these awards were filed as exhibits under the Form 8-K filed on December 20, 2005.
10.14	Independent Bank Corp. and Rockland Trust Company Executive Officer Performance Incentive Plan (the “2006 Executive Incentive Plan”) (Management contract under Item 601 (10)(iii)(A)). Incorporated by reference to the Company’s Form 10-Q for the quarter ended March 31, 2006, filed on May 9, 2006. (PLEASE NOTE: Portions of the 2006 Executive Incentive Plan, and its exhibits and attachments, have been omitted pursuant to a request for confidential treatment sent on May 8, 2006 to the Securities and Exchange Commission. The locations where material has been omitted are indicated by the following notation: “{****}”. The entire 2006 Executive Incentive Plan, in unredacted form, has been filed separately with the Commission with the request for confidential treatment.)
10.15	Independent Bank Corp. 2006 Non-Employee Director Stock Plan incorporated by reference to Form S-8 filed by the Company on April 17, 2006.
10.16	Independent Bank Corp. Stock Option Agreement for Non-Employee Director is filed as an exhibit under the Form 10-Q filed on May 9, 2006.
10.17	Independent Bank Corp. Restricted Stock Agreement for Non-Employee Director is filed as an exhibit under the Form 10-Q filed on May 9, 2006.
10.18	New Markets Tax Credit program Allocation Agreement between the Community Development Financial Institutions Fund of the United States Department of the Treasury and Rockland Community Development with an Allocation Effective Date of January 9, 2007 is filed as an exhibit under this Form 10-K attached hereto.

No.	Exhibit

10.19	Independent Bank Corp. and Rockland Trust Company 2007 Executive Officer Performance Incentive Plan (the “2007 Executive Incentive Plan”) (Management contract under Item 601 (10)(iii)(A)). Filed as an exhibit under this Form 10-K attached hereto (PLEASE NOTE: Portions of the 2007 Executive Incentive Plan, and its exhibits and attachments, have been omitted pursuant to a request for confidential treatment sent on March xx, 2007 to the Securities and Exchange Commission. The locations where material has been omitted are indicated by the following notation: “{****}”. The entire 2007 Executive Incentive Plan, in unredacted form, has been filed separately with the Commission with the request for confidential treatment.)
21	Subsidiaries of the Registrant, incorporated by reference to Form S-3 Registration Statement filed by the Company on October 28, 1999.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Section 302 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.
31.2	Section 302 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.
32.1	Section 906 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.
32.2	Section 906 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.

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

Date: February 15, 2007

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

/s/ Richard S. Anderson Richard S. Anderson	Director	Date: February 15, 2007

/s/ W. Paul Clark W. Paul Clark	Director	Date: February 15, 2007

/s/ Benjamin A. Gilmore, II Benjamin A. Gilmore, II	Director	Date: February 15, 2007

/s/ E. Winthrop Hall E. Winthrop Hall	Director	Date: February 15, 2007

/s/ Kevin J. Jones Kevin J. Jones	Director	Date: February 15, 2007

/s/ Donna A. Lopolito Donna A. Lopolito	Director	Date: February 15, 2007

/s/ Eileen C. Miskell Eileen C. Miskell	Director	Date: February 15, 2007

/s/ Christopher Oddleifson Christopher Oddleifson	Director	Date: February 15, 2007

/s/ Richard H. Sgarzi Richard H. Sgarzi	Director	Date: February 15, 2007

/s/ John H. Spurr, Jr. John H. Spurr, Jr.	Director	Date: February 15, 2007

/s/ Robert D. Sullivan Robert D. Sullivan	Director	Date: February 15, 2007

/s/ Brian S. Tedeschi Brian S. Tedeschi	Director	Date: February 15, 2007

/s/ Thomas J. Teuten Thomas J. Teuten	Director and Chairman of the Board	Date: February 15, 2007

/s/ Denis K. Sheahan Denis K. Sheahan	Chief Financial Officer and Treasurer (principal financial and accounting officer)	Date: February 15, 2007