Form 10-Q
period 2007-03-31
INDEPENDENT BANK CORP
filed 2007-05-10
CIK 776901

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Yes ☐     No ☑
     As of May 1, 2007, there were 14,197,943 shares of the issuer’s common stock outstanding, par value $0.01 per share.

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
INDEPENDENT BANK CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited- Dollars in Thousands, Except Share and Per Share Amounts)

	March 31,	December 31,
	2007	2006

ASSETS
CASH AND DUE FROM BANKS	$63,382	$62,773
FEDERAL FUNDS SOLD AND SHORT TERM INVESTMENTS	41,000	75,518
SECURITIES
TRADING ASSETS	1,646	1,758
SECURITIES AVAILABLE FOR SALE	405,866	417,088
SECURITIES HELD TO MATURITY (fair value $62,616 and $78,038)	61,973	76,747
FEDERAL HOME LOAN BANK STOCK	16,260	21,710

TOTAL SECURITIES	485,745	517,303

LOANS
COMMERCIAL AND INDUSTRIAL	171,650	174,356
COMMERCIAL REAL ESTATE	740,591	740,517
COMMERCIAL CONSTRUCTION	114,183	119,685
BUSINESS BANKING	64,568	59,910
RESIDENTIAL REAL ESTATE	362,644	378,368
RESIDENTIAL CONSTRUCTION	5,838	7,277
RESIDENTIAL LOANS HELD FOR SALE	12,298	11,859
CONSUMER — HOME EQUITY	285,381	277,015
CONSUMER — AUTO	192,064	206,845
CONSUMER — OTHER	47,999	49,077

TOTAL LOANS	1,997,216	2,024,909
LESS: ALLOWANCE FOR LOAN LOSSES	(26,815)	(26,815)

NET LOANS	1,970,401	1,998,094

BANK PREMISES AND EQUIPMENT, NET	38,454	37,316
GOODWILL	57,156	55,078
CORE DEPOSIT INTANGIBLES	1,377	1,457
MORTGAGE SERVICING RIGHTS	2,330	2,439
BANK OWNED LIFE INSURANCE	47,754	45,759
OTHER ASSETS	32,347	33,182

TOTAL ASSETS	$2,739,946	$2,828,919

LIABILITIES AND STOCKHOLDERS’ EQUITY

DEPOSITS
DEMAND DEPOSITS	$478,330	$490,036
SAVINGS AND INTEREST CHECKING ACCOUNTS	590,920	577,443
MONEY MARKET	474,386	455,737
TIME CERTIFICATES OF DEPOSIT OVER $100,000	168,971	179,154
OTHER TIME CERTIFICATES OF DEPOSIT	370,347	387,974

TOTAL DEPOSITS	2,082,954	2,090,344

FEDERAL HOME LOAN BANK BORROWINGS	231,215	305,128
FEDERAL FUNDS PURCHASED AND ASSETS SOLD UNDER REPURCHASE AGREEMENTS	108,737	108,248
JUNIOR SUBORDINATED DEBENTURES	77,320	77,320
TREASURY TAX AND LOAN NOTES	67	2,953

TOTAL BORROWINGS	417,339	493,649

OTHER LIABILITIES	18,157	15,143

TOTAL LIABILITIES	$2,518,450	$2,599,136

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
PREFERRED STOCK, $0.01 par value. Authorized: 1,000,000 Shares Outstanding: None	$—	$—
COMMON STOCK, $0.01 par value. Authorized: 30,000,000 Issued and Outstanding: 14,296,243 Shares at March 31, 2007 and 14,686,481 Shares at December 31, 2006	143	147
SHARES HELD IN RABBI TRUST AT COST 165,521 Shares at March 31, 2007 and 168,961 Shares at December 31, 2006	(1,836)	(1,786)
DEFERRED COMPENSATION OBLIGATION	1,836	1,786
ADDITIONAL PAID IN CAPITAL	60,258	60,181
RETAINED EARNINGS	166,555	175,146
ACCUMULATED OTHER COMPREHENSIVE LOSS, NET OF TAX	(5,460)	(5,691)

TOTAL STOCKHOLDERS’ EQUITY	221,496	229,783

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,739,946	$2,828,919

The accompanying notes are an integral part of these consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited — Dollars in Thousands, Except Share and Per Share Data)

	THREE MONTHS ENDED
	March 31,
	2007	2006

INTEREST INCOME
Interest on Loans	$33,700	$32,703
Taxable Interest and Dividends on Securities	5,416	7,228
Non-taxable Interest and Dividends on Securities	564	670
Interest on Federal Funds Sold and Short-Term Investments	444	100

Total Interest and Dividend Income	40,124	40,701

INTEREST EXPENSE
Interest on Deposits	11,094	8,460
Interest on Borrowings	5,041	5,935

Total Interest Expense	16,135	14,395

Net Interest Income	23,989	26,306

PROVISION FOR LOAN LOSSES	891	750

Net Interest Income After Provision For Loan Losses	23,098	25,556

NON-INTEREST INCOME
Service Charges on Deposit Accounts	3,409	3,418
Investment Management Services Income	1,814	1,355
Mortgage Banking Income	774	818
BOLI Income	488	1,743
Net (Loss) on Sales of Securities	—	(1,769)
Other Non-Interest Income	1,307	855

Total Non-Interest Income	7,792	6,420

NON-INTEREST EXPENSE
Salaries and Employee Benefits	13,152	11,864
Occupancy and Equipment Expenses	2,554	2,713
Data Processing and Facilities Management	1,088	1,060
Other Non-Interest Expense	4,658	4,833

Total Non-Interest Expense	21,452	20,470

INCOME BEFORE INCOME TAXES	9,438	11,506
PROVISION FOR INCOME TAXES	2,812	3,602

NET INCOME	$6,626	$7,904

BASIC EARNINGS PER SHARE	$0.46	$0.52

DILUTED EARNINGS PER SHARE	$0.45	$0.51

Weighted average common shares (Basic)	14,466,489	15,343,807
Common share equivalents	163,984	153,624

Weighted average common shares (Diluted)	14,630,473	15,497,431

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited — Dollars in Thousands, Except Per Share Data)

							ACCUMULATED
	COMMON		SHARES	DEFERRED	ADDITIONAL		OTHER
	SHARES	COMMON	HELD IN	COMPENSATION	PAID-IN	RETAINED	COMPREHENSIVE
	OUTSTANDING	STOCK	RABBI TRUST	OBLIGATION	CAPITAL	EARNINGS	INCOME/(LOSS)	TOTAL

BALANCE DECEMBER 31, 2005	15,402,391	$154	($1,577)	$1,577	$59,700	$175,284	($6,986)	$228,152

Net Income						32,851		32,851
Cash Dividends Declared ($0.64 per share)						(9,514)		(9,514)
Purchases and Retirements of Common Stock	(800,000)	(8)				(24,818)		(24,826)
Proceeds From Exercise of Stock Options	82,118	1				1,343		1,344
Excess Tax Benefit Related to Equity Award Activity					326			326
Equity Based Compensation					159			159
Restricted Shares Issued	1,972				(4)			(4)
Change in Fair Value of Derivatives During Period, Net of Tax, and Realized Gains							(909)	(909)
Deferred Compensation Obligation			(209)	209				—
Adjustments or reduction of amortization amounts recognized as a component of net periodic post retirement cost , net of tax							(413)	(413)
Change in Unrealized Gain on Securities Available For Sale, Net of Tax and Realized Gains							2,617	2,617

BALANCE DECEMBER 31, 2006	14,686,481	$147	($1,786)	$1,786	$60,181	$175,146	($5,691)	$229,783

Net Income						6,626		6,626
Cash Dividends Declared ($0.17 per share)						(2,435)		(2,435)
Purchases and Retirements of Common Stock	(411,847)	(4)				(13,343)		(13,347)
Proceeds From Exercise of Stock Options	21,209	—				384		384
Excess Tax Benefit Related to Equity Award Activity					10			10
Equity Based Compensation					66			66
Restricted Shares Issued	400	—			1			1
Change in Fair Value of Derivatives During Period, Net of Tax, and Realized Gains							(539)	(539)
Deferred Compensation Obligation			(50)	50				—
Cumulative Effect of Accounting Change (Adoption of FIN No. 48)						177		177
Adjustments or reduction of amortization amounts recognized as a component of net periodic post retirement cost , net of tax							27	27
Change in Unrealized Gain on Securities Available For Sale, Net of Tax and Realized Gains							743	743

BALANCE MARCH 31, 2007	14,296,243	$143	($1,836)	$1,836	$60,258	$166,555	($5,460)	$221,496

The accompanying notes are an integral part of these consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited — Dollars in Thousands)

	THREE MONTHS ENDED
	MARCH 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$6,626	$7,904
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED FROM OPERATING ACTIVITIES:
Depreciation and amortization	1,651	1,584
Provision for loan losses	891	750
Deferred income tax expense (benefit)	10	(1,036)
Mortgage loans originated for resale	(43,324)	(34,923)
Proceeds from mortgage loan sales	43,046	31,334
Proceeds from Bank Owned Life Insurance	—	(1,316)
Gain on sale of mortgages	(175)	(251)
Loss on sale of securities	—	1,769
Gain on sale of Other Real Estate Owned	(43)	—
Stock based compensation expense	66	20
Changes in assets and liabilities:
(Increase) decrease in other assets	(2,031)	3,951
Increase in other liabilities	2,931	242

TOTAL ADJUSTMENTS	3,022	2,124

NET CASH PROVIDED FROM OPERATING ACTIVITIES	9,648	10,028

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal repayments of Securities Held to Maturity	14,409	411
Proceeds from maturities and principal repayments and sales of Securities Available For Sale	14,379	51,954
Purchase of Securities Available For Sale	(2,000)	—
Redemption of Federal Home Loan Bank Stock	5,450	—
Net decrease in Loans	27,241	3,383
Cash paid for acquisition of CEA LLC	(2,097)	—
Investment in Bank Premises and Equipment	(2,167)	(656)
Proceeds from sale of OREO	233	—

NET CASH PROVIDED FROM INVESTING ACTIVITIES	55,448	55,092

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in Time Deposits	(27,810)	(2,810)
Net increase/ (decrease) in Other Deposits	20,420	(83,021)
Net increase/ (decrease) in Federal Funds Purchased and Assets Sold Under Repurchase Agreements	489	(851)
Net decrease in Federal Home Loan Bank Borrowings	(73,913)	(25,029)
Net decrease in Treasury Tax and Loan Notes	(2,886)	(5,227)
Proceeds from exercise of stock options	384	833
Excess tax benefit related to equity award activity	10	136
Payments for purchases and retirements of common stock	(13,347)	(5,779)
Dividends paid	(2,352)	(2,312)

NET CASH USED IN FINANCING ACTIVITIES	(99,005)	(124,060)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(33,909)	(58,940)

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF PERIOD	138,291	129,951

CASH AND CASH EQUIVALENTS AS OF MARCH 31,	$104,382	$71,011

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the three months for:
Interest on deposits and borrowings	$15,267	$14,140
Income taxes	932	717
Noncash investing and financing activities:
Change in fair value of derivatives, net of tax and realized gains	(539)	838
Change in fair value of securities available for sale, net of tax and realized gains	743	(2,646)
Adjustments or reduction of amortization amounts recognized as a component of net periodic post retirement cost , net of tax	27	—
Cumulative Effect of Accounting Change (Adoption of FIN No. 48)	177	—
The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — BASIS OF PRESENTATION
     Independent Bank Corp. (the “Company”) is a state chartered, federally registered bank holding company headquartered in Rockland, Massachusetts incorporated in 1985. The Company is the sole stockholder of Rockland Trust Company (“Rockland” or the “Bank”), a Massachusetts trust company chartered in 1907. The Company is also the sponsor of Delaware statutory trusts named Independent Capital Trust III (“Trust III”), Independent Capital Trust IV (“Trust IV”), and Independent Capital Trust V (“Trust V”), each of which were formed to issue trust preferred securities.
     The proceeds which the Company derived from Trust V were used on December 31, 2006 to redeem all of the outstanding trust preferred securities of Trust III, which has since been dissolved. The Company also intends to use the proceeds derived from Trust V to redeem all of the outstanding trust preferred securities of Trust IV when they are first callable on April 30, 2007. Trust III, Trust IV, and Trust V are not included in the Company’s consolidated financial statements.
     As of March 31, 2007 the Bank had the following corporate subsidiaries, all of which were wholly-owned by the Bank and were included in the Company’s consolidated financial statements:
•	Four Massachusetts security corporations, namely Rockland Borrowing Collateral Securities Corp., Rockland IMG Collateral Securities Corp., Rockland Deposit Collateral Securities Corp., and Taunton Avenue Securities Corp., which hold securities, industrial development bonds and other qualifying assets;

•	Rockland Trust Community Development Corporation (the “Parent CDE”) which, in turn, has two wholly-owned corporate subsidiaries named Rockland Trust Community Development LLC (“RTC CDE I”) and Rockland Trust Community Development Corporation II (“RTC CDE II”). The Parent CDE, CDE I, and CDE II were all formed to qualify as community development entities under federal New Markets Tax Credit Program criteria; and,

•	Compass Exchange Advisors LLC, which provides like-kind exchange services pursuant to section 1031 of the Internal Revenue Code.
     All material intercompany balances and transactions have been eliminated in consolidation. When necessary, certain amounts in prior year financial statements have been reclassified to conform to the current year’s presentation.
     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included. Operating results for the quarter ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007 or any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission.
NOTE 2 — STOCK BASED COMPENSATION
     On February 15, 2007 the Company awarded options to acquire 133,000 shares of the Company’s common stock from the 2005 Employee Stock Plan to certain officers of the Company and/or the Bank. The expected volatility, expected life, expected dividend yield, and expected risk free interest rate for this grant to determine their fair value were determined on February 15, 2007 and were 30%, 6.5 years, 1.95%, and 4.68%, respectively. The options have been determined to have a fair value of $10.51. There were no restricted stock awards granted during the first quarter of 2007.
     There were no stock options or restricted stock awards granted during the first quarter of 2006.
NOTE 3 — RECENT ACCOUNTING DEVELOPMENTS
Accounting Pronouncements Adopted in the First Quarter of 2007
     FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes” In June 2006, the FASB issued FIN 48, an interpretation of SFAS No. 109, “Accounting for Income Taxes,” in order to add clarity to the accounting for uncertainty in income taxes recognized in a Company’s financial statements. The interpretation requires that only tax positions that are more likely than not to be sustained upon a tax examination are to be recognized in a Company’s financial statements to the extent that the benefit has a greater than 50% likelihood of being recognized. The differences that arise between the amounts recognized in the financial statements and the amounts recognized in the tax return will lead to an increase or decrease in current taxes, an increase or decrease to the deferred tax asset or deferred tax liability, respectively, or both. FIN 48 is effective for fiscal years beginning after December 15, 2006 with early application encouraged if interim financial statements have not yet been issued. Upon the adoption of FIN 48 the Company recognized a $177,000 decrease in the liability for unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007, balance of retained earnings.
New Accounting Pronouncements Not Yet Adopted
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

The Company is currently evaluating if the adoption of SFAS 157 will have a material impact on the Company’s financial position or results of operations.
     SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities” In February 2007, the FASB issued SFAS 159. SFAS 159 allows entities to choose to measure financial instruments and certain other items at fair value. By doing so, companies can mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting. The fair value option can be applied on an instrument by instrument basis (with some exceptions), is irrevocable unless a new election date occurs, and is applied only to entire instruments and not to portions of instruments. The effective date is as of the beginning of the first fiscal year beginning after November, 15, 2007. Early adoption is permissible as of the beginning of the fiscal year that begins before November 17, 2007 provided that SFAS No. 157, Fair Value Measurements, is adopted as well. The Company plans to adopt SFAS 159 as of January 1, 2008. The Company has not yet determined the impact of the adoption of SFAS 159 to the Company’s statement of financial position or results of operations.
     Emerging Issues Task Force (“EITF”) 06-10 “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements” In March 2007, the FASB ratified the consensus reached by the EITF on EITF 06-10. EITF 06-10 will require employers to recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement if the employer remains subject to the risks or rewards associated with the underlying insurance contract (in the postretirement period) that collateralizes the employer’s asset. Additionally, an employer should recognize and measure an asset based on the nature and substance of the collateral assignment split-dollar life insurance arrangement by assessing what future cash flows the employer is entitled to, if any, as well as the employee’s obligation and ability to repay the employer. The employer’s asset should be limited to the amount of the cash surrender value of the insurance policy unless the arrangement requires the employee (or retiree) to repay the employer irrespective of the amount of the cash surrender value of the insurance policy (and assuming the employee (or retiree) is an adequate credit risk), then the employer should recognize the value of the loan (including accrued interest, if applicable). EITF 06-10 is effective for fiscal years beginning after December 15, 2007, with earlier application permitted. Entities should recognize the effects of applying EITF 06-10 through either a change in accounting principle through a cumulative-effect adjustment to retained earnings in the statement of financial position as of the beginning of the year of adoption or through a change in accounting principle through retrospective application to all prior periods. The Company has not yet determined the impact of EITF 06-10 to the Company’s consolidated financial statements or results of operations.
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

     Earnings per share consisted of the following components for the three months ended March 31, 2007 and 2006:

For the Three Months Ended March 31,	Net Income
	2007	2006
	(Dollars in Thousands)
Net Income	$6,626	$7,904

	Weighted Average Shares
	2007	2006
Basic EPS	14,466,489	15,343,807
Effect of dilutive securities	163,984	153,624

Diluted EPS	14,630,473	15,497,431

	Net Income
	Per Share
	2007	2006
Basic EPS	$0.46	$0.52
Effect of dilutive securities	$0.01	$0.01

Diluted EPS	$0.45	$0.51

     For the three months ended March 31, 2007, there were 221,600 options to purchase common stock and no shares of restricted stock excluded from the calculation of diluted earnings per share because they were anti-dilutive. For the three months ended March 31, 2006, there were 313,315 options to purchase common stock excluded from the calculation of diluted earnings per share because they were anti-dilutive. There were no restricted stock awards outstanding during the three months ended March 31, 2006.
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
     On December 14, 2006, the Company’s Board of Directors approved another common stock repurchase program. Under the program, which was effective immediately, the Company is authorized to repurchase up to 1,000,000 shares, or approximately 7% of the Company’s outstanding common stock. The Company placed no deadline on the repurchase program, but expects to make open market or privately negotiated purchases from time to time. The timing and amount of stock repurchases will depend upon market conditions, securities law limitations, and other corporate considerations. The repurchase program may be modified, suspended, or terminated by the Board of Directors at any time. During the quarter ended March 31, 2007, the Company repurchased 411,847 shares of common stock repurchased at a weighted average share price of $32.45.

NOTE 6 — EMPLOYEE BENEFITS
POST RETIREMENT BENEFITS AND SUPPLEMENTAL EXECUTIVE RETIREMENT PLANS
     The following table illustrates the status of the post-retirement benefit plan and supplemental executive retirement plans (“SERPs”) as of March 31, for the periods presented:
Components of Net Periodic Benefit Cost

	Post Retirement Benefits		SERPs
	Three months ended March 31,
	2007	2006	2007	2006
	(Unaudited - Dollars in Thousands)
Service cost	$23	$23	$104	$50
Interest cost	18	18	43	34
Amortization of transition obligation	8	8	—	—
Amortization of prior service cost	3	3	10	10
Recognized net actuarial (gain)/loss	—	—	(1)	(1)

Net periodic benefit cost	$52	$52	$156	$93

     Included in the SERP net periodic benefit cost above is an additional $60,000 accrued for executive early retirement costs.
     The Company previously disclosed in its financial statements for the fiscal year ended December 31, 2006 that it expected to contribute $59,000 to its post retirement benefit plan and $113,000 to its SERPs in 2007 and presently anticipates making these contributions. For the three months ended March 31, 2007, $11,000 and $32,000 of contributions have been made to the post retirement benefit plan and the SERPs, respectively.
     Not included in the above summary are the components of net periodic benefit cost for the noncontributory defined benefit pension plan administered by Pentegra (“the Fund”). The Fund does not segregate the assets or liabilities of all participating employers and, accordingly, disclosure of accumulated vested and non-vested benefits is not possible. The pension plan year is July 1st through June 30th. Contributions for the 2006-2007 plan year were all paid in 2005. It has not yet been determined what pension expense is expected to be related to the 2007-2008 plan year. $354,000 of pension expense has been recognized during the three months ended March 31, 2007 for the 2006-2007 plan year.
NOTE 7 — REPURCHASE AGREEMENTS
     Both wholesale and retail repurchase agreements are collateralized by mortgage-backed securities and U.S. Government enterprises. At March 31, 2007, the Company had $25.0 million securities of repurchase agreements outstanding with third party brokers and $83.7 million of customer repurchase agreements outstanding. The related securities are included in the securities available for sale portfolio.

NOTE 8 — COMPREHENSIVE INCOME
     Information on the Company’s comprehensive income, presented net of taxes, is set forth below for the three months ended March 31, 2007 and 2006.
Comprehensive income (loss) is reported net of taxes, as follows:
(Unaudited — Dollars in Thousands)

	FOR THE THREE
	MONTHS ENDED
	MARCH 31,
	2007	2006
Net Income	$6,626	$7,904

Other Comprehensive Income/(Loss), Net of Tax:

Increase (decrease) in fair value of securities available for sale, net of tax of $472 and $2,280 for the three months ended March 31, 2007 and 2006, respectively	743	(3,778)

Less: reclassification adjustment for realized losses/(gains) included in net income, net of tax of $0 and $637 for the three months ended March 31, 2007 and 2006, respectively	—	1,132

Net change in fair value of securities available for sale, net of tax of $472 and $1,643 for the three months ended March 31, 2007 and 2006, respectively	743	(2,646)

(Decrease) increase in fair value of derivatives, net of tax of $313 and $784 for the three months ended March 31, 2007 and 2006, respectively	(433)	1,082

Less: reclassification of realized gains on derivatives, net of tax of $77 and $177 for the three months ended March 31, 2007 and 2006	(106)	(244)

Net change in fair value of derivatives, net of tax of $390 and $607 for the three months ended March 31, 2007 and 2006, respectively	(539)	838

Adjustments or reduction of amounts not yet recognized as a component of net periodic post retirement cost, net of tax of $20 for the three months ended March 31, 2007	27	—

Other Comprehensive Income/(Loss), Net of Tax:	231	(1,808)

Comprehensive Income	$6,857	$6,096

NOTE 9 — UNCERTAINTY IN INCOME TAXES
     The Company adopted FASB Interpretation No. 48 (“FIN No. 48), “Accounting for Uncertainty in Income Taxes” on January 1, 2007. As a result of the implementation of FIN No. 48, the Company recognized a $177,000 decrease in the liability for unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007, balance of retained earnings.
     At January 1, 2007, after implementation of FIN No. 48, the Company had unrecognized tax benefits of approximately $760,000 largely related to certain deductions of interest expense. All of which if recognized would be recorded as a component of income tax expense therefore affecting the effective tax rate.
     The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and in the state of Massachusetts and various other states as required. The Company is subject to U.S. federal, state and local income tax examinations by tax authorities for the years 2003 forward.

     Upon filing the 2006 returns in September of 2007 the income tax returns for 2003 will no longer be subject to income tax examinations and therefore the related uncertainties in income taxes will be realized.
     The Company recognizes interest accrued and penalties related to unrecognized tax benefits as income taxes. As of the adoption date of FIN No. 48, the Company had approximately $79,000 accrued for the payment of potential interest and penalties.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with the consolidated financial statements, notes and tables included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the Securities and Exchange Commission.
Cautionary Statement Regarding Forward-Looking Statements
     A number of the presentations and disclosures in this Form 10-Q, including, without limitation, statements regarding the level of allowance for loan losses, the rate of delinquencies, amounts of charge-offs, the rates of loan growth, and any statements preceded by, followed by, or which include the words “may,” “could,” “should,” “will,” “would,” “hope,” “might,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “assume” or similar expressions constitute forward-looking statements.
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
     The first quarter financial results and balance sheet composition reflect a continuation of management’s strategy to alter the overall composition of the Company’s earning assets in order to enhance long term growth prospects. The Company’s earnings per share on a diluted basis and net income for the first quarter of 2007 decreased when compared to the same period in 2006. Earnings per share on a diluted basis were $0.45 for the first quarter of 2007, down $0.06, or 11.8%, as compared to the same period in 2006. Net income for the quarter was $6.6 million, a decrease of 16.2% from the $7.9 million reported for the quarter ended March 31, 2006.
     The Company’s return on average assets, return on average equity and net interest margin were 0.96%, 11.73% and 3.84%, respectively, for the three month period ending March 31, 2007. The Company’s return on average assets, return on average equity and net interest margin were 1.07%, 13.74% and 3.88%, respectively, for the three month period ending March 31, 2006.
     Below is a graph showing the historical U.S. Treasury yield curve for the past four years for the period ending March 31. As the graph illustrates, the shape of the yield curve has changed dramatically over the past four years from a normal yield curve, to a flat yield curve, and then to the current inverted yield curve.
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

     Management continues to focus on earning asset growth in the commercial and home equity lending segments, while deemphasizing indirect auto, portfolio residential lending, and the securities portfolio. As the current interest rate environment is not conducive to maintaining, and particularly not increasing its securities portfolio the Company is permitting the securities portfolio to run-off and thereby decrease on both a relative basis (as a percent of earning assets) as well as on an actual basis.
     The recent de-emphasis of indirect automobile and portfolio residential real estate lending continues into 2007. Commercial lending particularly the construction category slowed in the first quarter of 2007, due to a general market slowdown, and provided negative commercial loan growth for the quarter. Management remains focused on continued commercial loan growth and expects growth of 3% in this loan category for the year. While home equity and small business lending are likely to continue to grow in 2007, management expects total loan growth to be flat and earning assets to decrease slightly.
     The following pie charts depict the continuing shift in the composition of earning assets into the commercial, home equity, and small business banking lending as of March 31, 2007, 2006, and 2005.
Components of Earning Assets for the Periods Ending
     The following graph shows the decline in the Company’s securities portfolio on both an actual and relative basis from December 2005 into 2007:

     Management is also focused on other opportunities. Below are examples of such efforts:
•	For the second year in a row, the Company is engaged in a stock buyback program to return capital to the Company’s shareholders;

•	Adding new commercial bankers to facilitate commercial loan growth;

•	Increasing utilization of the second New Markets Tax Credit award to offer preferential rates and terms to businesses operating in economically distressed areas;

•	Increasing the number of net new household banking relationships;

•	Expanding fee income through organic growth of the investment management business and by offering new fee income services such as the 1031 like-kind exchange services offered by the Company’s new Compass Exchange Advisors (“CEA”) subsidiary;

•	Closely managing expenses, such as by closing one of our five bank branches in Brockton, Massachusetts; and

•	Targeted expansion through opening new branches in selected markets and evaluating potential acquisition opportunities in banking and in the investment management industry.
     Total deposits of $2.1 billion at March 31, 2007 decreased $7.4 million, or 0.4%, compared to December 31, 2006, due in part to the competitive pricing environment. The Company remains committed to deposit generation, with careful management of deposit pricing and selective deposit promotion, in an effort to control the Company’s cost of funds. In the current interest rate environment the Company is focused on pricing deposits for customer retention as well as core deposit growth and does not feel a need to aggressively grow non-core deposits to fund balance sheet growth.
     Despite the inverted yield curve environment and decrease in size of the balance sheet, the net interest margin was 3.84% for the first quarter of 2007. The Company’s net interest margin has remained in the 3.8% to 3.9% range since 2004, an indication of the Bank’s interest rate risk management strategy.
     The following graph shows the trend in the net interest margin versus the Fed Funds Rate for each quarter end beginning December 31, 2004 through March 31, 2007:

*	The Q4 2006 Net Interest Margin is normalized for the impact of the write-off of $995K of issuance costs to interest expense associated with the refinancing of higher rate trust preferred securities during the fourth quarter of 2006.
     While changes in the prevailing interest rate environment (see Historical U.S. Treasury Yield Curve graph above) have and will continue to have an impact on the Company’s earnings, management strives to mitigate volatility in net interest income resulting from changes in benchmark interest rates through adjustable rate asset generation, effective liability management, and utilization of off-balance sheet interest rate derivatives. (For a discussion of interest rate derivatives and interest rate sensitivity see the Asset/Liability Management section, Table 8 – “Interest Rate Derivatives”, and Market Risk section, Table 10 – “Interest Rate Sensitivity” within the Management’s Discussion and Analysis of Financial Condition and Results of Operations hereof.)
     While loan net charge-offs were higher in the first quarter of 2007 as compared to the same period in 2006, they were still very low at an annualized rate of 18 basis points of average loans. Net charge-offs were 13 basis points of average loans on annualized basis at March 31, 2006. The Company provided for loan losses equivalent to the level of net charge-offs and the allowance for loan losses increased to 1.34% of loans as compared to 1.32% at December 31, 2006. Nonperforming assets were $7.4 million at March 31, 2007, an increase of $185,000 from December 31, 2006. There were no real estate foreclosures at the end of the quarter. See Table 2- Nonperforming Assets/ Loans for detail on nonperforming assets.

     The following graph depicts the Company’s non-performing assets to total assets at the periods indicated:
     Some of the Company’s other highlights for the first three months of 2007 included:
o	Acquired Compass Exchange Advisors LLC on January 2, 2007.

o	Invested $5 million of capital into the RTC CDE II to begin implementation of the $45 million of tax credit allocation authority recently awarded under the New Markets Tax Credit Program.

o	Continued disciplined capital management, as reflected by:
▪	During the quarter ending March 31, 2007, the Company repurchased 411,847 shares of common stock with a weighted average price of $32.45.

▪	The Bank’s issuance of a notice that all outstanding 8.375% Cumulative Trust Preferred Securities will be redeemed on April 30th, 2007 completing the refinancing plan of its Trust Preferred Securities. Upon completion of the redemption, savings of approximately $1.0 million in interest expense, on an annualized basis, will begin, (the Company will also write-off unamortized issuance costs associated with the debt of approximately $905,000 in April of 2007 when the existing Trust Preferred Securities are called); and, by

▪	The 6.3% increase in the quarterly dividend to $0.17 per share.

FINANCIAL POSITION
     Loan Portfolio Total loans decreased by $27.7 million, or 1.4%, during the three months ended March 31, 2007. The decreases were mainly in residential real estate which decreased in total by $16.7 million, or 4.2%, the consumer-auto portfolio, which decreased by $14.8 million, or 7.2%, and the total commercial portfolio, which decreased by $8.1 million, or 0.8%. Partially offsetting these decreases were increases in both the consumer-home equity portfolio of $8.4 million, or 3.0%, and in small business banking loans of $4.7 million, or 7.8%.
     The Bank’s commercial real estate portfolio is well-diversified with loans secured by a variety of property types, such as owner-occupied and non-owner-occupied commercial, retail, office, industrial, warehouse and other special purpose properties, such as hotels, motels, restaurants, and golf courses. Commercial real estate also includes loans secured by certain residential-related property types including multi-family apartment buildings, residential development tracts and, to a lesser extent, condominiums. The following pie chart shows the diversification of the commercial real estate portfolio as of March 31, 2007.
Commercial Real Estate Portfolio by Property Type
     The Bank considers a concentration of credit to a particular industry to exist when the aggregate credit exposure to a borrower, an affiliated group of borrowers or a non-affiliated group of borrowers engaged in one industry exceeds 10% of the Bank’s loan portfolio which includes direct, indirect or contingent obligations. As of March 31, 2007, loans made by the Company to the industry concentration of lessors of non-residential buildings were 12.9% of the Company’s total loan portfolio of which $159,000, or 0.06% are on non-accrual status.
     Asset Quality Rockland Trust Company actively manages all delinquent loans in accordance with formally drafted policies and established procedures. In addition, Rockland Trust Company’s Board of Directors reviews delinquency statistics, by loan type, on a monthly basis.

     Delinquency The Bank’s philosophy toward managing its loan portfolios is predicated upon careful monitoring which stresses early detection and response to delinquent and default situations. The Bank seeks to make arrangements to resolve any delinquent or default situation over the shortest possible time. Generally, the Bank requires that a delinquency notice be mailed to a borrower upon expiration of a grace period (typically no longer than 15 days beyond the due date). Reminder notices and telephone calls may be issued prior to the expiration of the grace period. If the delinquent status is not resolved within a reasonable time following the mailing of a delinquency notice, the Bank personnel charged with managing its loan portfolios contact the borrower to determine the reasons for delinquency and the prospects for payment. Any subsequent actions taken to resolve the delinquency will depend upon the nature of the loan and the length of time that the loan has been delinquent. The borrower’s needs are considered as much as reasonably possible without jeopardizing the Bank’s position. A late charge is usually assessed on loans upon expiration of the grace period.
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
     The following table sets forth a summary of certain delinquency information as of the dates indicated:
Table 1 — Summary of Delinquency Information

	At March 31, 2007				At December 31, 2006
	60-89 days		90 days or more		60-89 days		90 days or more
	Number	Principal	Number	Principal	Number	Principal	Number	Principal
	of Loans	Balance	of Loans	Balance	of Loans	Balance	of Loans	Balance
	(Unaudited - Dollars in Thousands)
Commercial and Industrial	1	$54	9	$685	6	$1,173	6	$528
Commercial Real Estate	1	182	8	1,550	1	104	3	538
Commercial Construction	—	—	—	—	—	—	—	—
Business Banking	3	48	12	318	3	86	6	74
Residential Real Estate	2	66	3	1,266	4	621	3	1,409
Residential Construction	—	—	—	—	—	—	—	—
Consumer — Home Equity	1	30	7	343	1	16	7	345
Consumer — Auto	40	384	63	534	68	553	62	676
Consumer — Other	75	83	110	123	11	67	23	199

Total	123	$847	212	$4,819	94	$2,620	110	$3,769

     The Company’s total loan delinquency improved to 0.62% of total loans outstanding at March 31, 2007, as compared to 0.72% at December 31, 2006. Increases shown above in the 90 day category are contained primarily in the commercial real estate category. Management believes these loans to be adequately collateralized.
     Nonaccrual Loans As permitted by banking regulations, consumer loans past due 90 days or more may continue to accrue interest. In addition, certain commercial, business banking, or real estate loans including consumer home equity loans that are generally more than 90 days past due may be kept on an accruing status if the loan is well secured and in the process of collection. As a general rule, a commercial, business banking, or real estate loan including consumer home equity loans more than 90 days past due with respect to principal or interest is classified as a nonaccrual loan. Income accruals are suspended on all nonaccrual loans and all previously accrued and uncollected interest is reversed against current income. Generally, a loan remains on nonaccrual status until it becomes current with respect to principal and interest (and in certain instances remains current for up to three months), when the loan is liquidated, or when the loan is determined to be uncollectible and it is charged-off against the allowance for loan losses.
     Nonperforming Assets Nonperforming assets are comprised of nonperforming loans, nonperforming securities and Other Real Estate Owned (“OREO”). Nonperforming loans consist of loans that are more than 90 days past due but still accruing interest and nonaccrual loans. OREO includes properties held by the Bank as a result of foreclosure or by acceptance of a deed in lieu of foreclosure. As of March 31, 2007, nonperforming assets totaled $7.4 million, an increase of $185,000, or 2.6%, compared to December 31, 2006. The overall increase in nonperforming assets is attributable mainly to increases in nonperforming loans shown in the commercial mortgage loan category and, to a lesser extent, in the business banking category. Nonperforming assets represented 0.27% of total assets at March 31, 2007 and 0.25% at December 31, 2006. The Bank had no property held as OREO or nonperforming securities for the period ending March 31, 2007.
     Repossessed automobile loan balances continue to be classified as nonperforming loans, and not as other assets, because the borrower has the potential to satisfy the obligation within twenty days from the date of repossession (before the Bank can schedule disposal of the collateral). The borrower can redeem the property by payment in full at any time prior to the disposal of it by the Bank. Repossessed automobile loan balances amounted to $347,000 $451,000 and $370,000 as of March 31, 2007, December 31, 2006, and March 31, 2006, respectively.
     The following table sets forth information regarding nonperforming assets held by the Company at the dates indicated.

Table 2 — Nonperforming Assets / Loans
(Unaudited — Dollars in Thousands)

	As of	As of	As of
	March 31,	December 31,	March 31,
	2007	2006	2006
Loans past due 90 days or more but still accruing
Consumer — Home Equity	$—	$—	$33
Consumer — Auto	205	252	130
Consumer — Other	100	137	104

Total	$305	$389	$267

Loans accounted for on a nonaccrual basis (1)
Commercial and Industrial	$685	$872	$324
Business Banking	328	74	57
Commercial Real Estate	3,261	2,346	2,913
Residential Real Estate	2,055	2,318	684
Consumer — Home Equity	343	358	—
Consumer — Auto	347	451	369
Consumer — Other	30	171	13

Total	$7,049	$6,590	$4,360

Total nonperforming loans	$7,354	$6,979	$4,627

Other real estate owned	$—	$190	$—

Total nonperforming assets	$7,354	$7,169	$4,627

Restructured loans	$—	$—	$—

Nonperforming loans as a percent of gross loans	0.37%	0.34%	0.23%

Nonperforming assets as a percent of total assets	0.27%	0.25%	0.16%

(1)	There were no restructured nonaccruing loans at March 31, 2007, December 31, 2006 and March 31, 2006.
     In the course of resolving nonperforming loans, the Bank may choose to restructure the contractual terms of certain commercial and real estate loans. Terms may be modified to fit the ability of the borrower to repay in line with its current financial status. It is the Bank’s policy to maintain restructured loans on nonaccrual status for approximately six months before management considers its return to accrual status. At March 31, 2007, December 31, 2006 and March 31, 2006 the Bank had no restructured loans.
     Potential problem loans are any loans, which are not included in nonaccrual or non-performing loans and which are not considered troubled debt restructures, where known information about possible credit problems of the borrowers causes management to have concerns as to the ability of such borrowers to comply with present loan repayment terms. At March 31, 2007 the Bank had fifteen potential problem loan relationships and at December 31, 2006 the Bank had fifteen potential problem loan relationships, which are not included in nonperforming loans. Outstanding balances on these loans totaled $22.7 million and $21.8 million at March 31, 2007 and December 31, 2006, respectively. At March 31, 2007, these problem loans continued to perform and the Company’s management actively monitors these loans and strives to minimize any possible adverse impact to the Bank.
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
     Interest income that would have been recognized for both the three months ended March 31, 2007, and 2006, if nonperforming loans at the respective dates had been performing in accordance with their original terms approximated $89,000 and $29,000 respectively. The actual amount of interest that was collected on these nonaccrual and restructured loans during the three months ended March 31, 2007 and 2006 and included in interest income was approximately $64,000 and $4,000, respectively.
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
     Impairment is measured on a loan by loan basis for commercial, commercial real estate and construction, and selectively, for certain consumer, residential or home equity loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Large groups of homogeneous loans are collectively evaluated for impairment. As such, the Bank does not typically identify individual loans within these groupings for impairment evaluation and disclosure.
     At March 31, 2007, impaired loans include all commercial real estate loans and commercial and industrial loans on nonaccrual status. Total impaired loans at March 31, 2007 and December 31, 2006 were $4.3 million and $3.6 million, respectively.
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
     As of March 31, 2007, the allowance for loan losses totaled $26.8 million, or 1.34%, of total loans as compared to $26.8 million, or 1.32%, of total loans at December 31, 2006. Based on managements analysis, management believes that the level of the allowance for loan losses at March 31, 2007 is adequate.

     The following table summarizes changes in the allowance for loan losses and other selected loan data for the periods presented:
Table 3 — Summary of Changes in the Allowance for Loan Losses

	Quarter to Date
	March 31,	December 31,	September 30,	June 30,	March 31,
	2007	2006	2006	2006	2006
	(Unaudited - Dollars in Thousands)
Average loans	$2,003,218	$2,032,331	$2,038,194	$2,051,032	$2,042,984

Allowance for loan losses, beginning of period	$26,815	$26,814	$26,811	$26,746	$26,639
Charged-off loans:
Commercial and Industrial	334	45	—	—	141
Business Banking	93	234	69	49	48
Commercial Real Estate	—	—	—	—	—
Residential Real Estate	—	—	—	—	—
Commercial Construction	—	—	—	—	—
Residential Construction	—	—	—	—	—
Consumer — Home Equity	—	—	—	—	—
Consumer — Auto	420	498	469	292	454
Consumer — Other	276	211	262	158	249

Total charged-off loans	1,123	988	800	499	892

Recoveries on loans previously charged-off:
Commercial and Industrial	39	41	99	29	49
Business Banking	3	80	1	11	—
Commercial Real Estate	—	—	—	—	—
Residential Real Estate	—	—	—	—	—
Commercial Construction	—	—	—	—	—
Residential Construction	—	—	—	—	—
Consumer — Home Equity	—	—	—	—	—
Consumer — Auto	126	125	111	129	151
Consumer — Other	64	38	62	45	49

Total recoveries	232	284	273	214	249

Net loans charged-off	891	704	527	285	643
Provision for loan losses	891	705	530	350	750

Total allowance for loan losses, end of period	$26,815	$26,815	$26,814	$26,811	$26,746

Net loans charged-off as a percent of average total loans	0.04%	0.03%	0.03%	0.01%	0.03%
Total allowance for loan losses as a percent of total loans	1.34%	1.32%	1.31%	1.31%	1.31%
Total allowance for loan losses as a percent of nonperforming loans	364.65	384.22	390.99%	544.16%	578.04%
Net loans charged-off as a percent of allowance for loan losses	3.32%	2.63%	1.97%	1.06%	2.40%
Recoveries as a percent of charge-offs	20.66%	28.74%	34.13%	42.97%	27.91%
     The allowance for loan losses is allocated to various loan categories as part of the Bank’s process of evaluating its adequacy. The amount of allowance allocated to these loan categories was $24.2 million at March 31, 2007, compared to $25.4 million at December 31, 2006. The distribution of allowances allocated among the various loan categories as of March 31, 2007 was categorically similar to the distribution as of December 31, 2006. Increases or decreases in the amounts allocated to each category, as compared to those shown as of

December 31, 2006, generally, reflect changes in portfolio balances outstanding due to new loan originations, loans re-paid, changes in levels of credit line usage and the results of ongoing credit risk assessments of the loan portfolio.
     The following table summarizes the allocation of the allowance for loan losses for the dates indicated:
Table 4 — Summary of Allocation of the Allowance for Loan Losses
(Unaudited — Dollars In Thousands)

	AT MARCH 31,		AT DECEMBER 31,
	2007		2006
		Percent of		Percent of
		Loans		Loans
	Allowance	In Category	Allowance	In Category
	Amount	To Total Loans	Amount	To Total Loans
Allocated Allowances:
Commercial and Industrial	$3,352	8.6%	$3,615	8.6%
Business Banking	1,014	3.2%	1,340	3.0%
Commercial Real Estate	12,888	37.1%	13,136	36.5%
Real Estate Construction	2,734	6.0%	2,955	6.3%
Real Estate Residential	543	18.8%	566	19.3%
Consumer — Home Equity	1,049	14.3%	1,024	13.7%
Consumer — Auto	1,920	9.6%	2,066	10.2%
Consumer — Other	673	2.4%	652	2.4%
Unallocated Allowance	2,642	NA	1,461	NA

Total Allowance for Loan Losses	$26,815	100.0%	$26,815	100.0%

     Allocated allowances for loan losses are determined using both a formula-based approach applied to groups of loans and an analysis of certain individual loans for impairment.
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
     The other method used to allocate allowances for loan losses entails the assignment of allowance amounts to individual loans on the basis of loan impairment. Certain loans are evaluated individually and are judged to be impaired when management believes it is probable that the Bank will not collect all of the contractual interest and principal payments as scheduled in the loan agreement. Under this method, loans are selected for evaluation based upon a change in internal risk rating, occurrence of delinquency, loan classification or non-accrual status. A specific allowance amount is allocated to an impaired loan on the basis of: (a) the present value of anticipated future cash flows or on the loan’s observable fair market value or (b) the fair value of collateral if the loan is collateral dependent. Loans with a specific allowance and the amount of such allowance totaled $4.4 million and $132,000, respectively, at March 31, 2007 and $3.6 million and $414,000, respectively, at December 31, 2006. In addition, at March 31, 2007, there were $1.2 million of residential loans that were evaluated individually and assigned a specific allowance of $194,000.
     A portion of the allowance for loan losses is not allocated to any specific section of the loan portfolio. This unallocated allowance is maintained for two primary reasons: (a) there exists an inherent subjectivity and imprecision to the analytical processes employed and (b) the prevailing business environment, as it is affected by changing economic conditions and various external factors, may impact the portfolio. Moreover, management has identified certain risk factors, which could impact the degree of loss sustained within the portfolio. These include: (a) market risk factors, such as the effects of economic variability on the entire portfolio, and (b) unique portfolio risk factors that are inherent characteristics of the Bank’s loan portfolio. Market risk factors may consist of changes to general economic and business conditions that may impact the Bank’s loan portfolio customer base in terms of ability to repay and that may result in changes in value of underlying collateral. Unique portfolio risk factors may include industry concentration or covariant industry concentrations, geographic concentrations or trends that may exacerbate losses resulting from economic events which the Bank may not be able to fully diversify out of its portfolio.
     Due to the imprecise nature of the loan loss estimation process and ever changing conditions, these risk attributes may not be adequately captured in data related to the formula-based loan loss components used to determine allocations in the Bank’s analysis of the adequacy of the allowance for loan losses. Management, therefore, has established and maintains an unallocated allowance for loan losses reflecting the uncertainty of economic conditions within the Bank’s market area. The amount of the unallocated allowance was $2.6 million, $1.5 million, and $2.5 million at March 31, 2007, December 31, 2006, and December 31, 2005, respectively. The unallocated allowance was reduced at December 31, 2006 due to the shifting of incrementally higher amounts of allocated allowance towards the commercial loan portfolio as a result of the recognition of incrementally higher credit risk among certain credit relationships identified as classified loans by management during the third quarter of 2006. In light of the recognition of the incremental increase in risk classifications for certain of these credit relationships, management elected to pursue its available options to exit these relationships during the latter half of 2006. Accordingly, as management was actively seeking to exit out of these relationships through its portfolio management practices, the unallocated allowance was reduced during the third and fourth quarters of 2006 due to improving expectations related to these relationships. In the first quarter of 2007, substantive amounts of these higher risk loan relationships were resolved, as anticipated, and removed from their respective risk categories. With the resolution of these items, the amount of unallocated allowance was increased to $2.6 million, a level consistent with the unallocated allowance at December 31, 2005.
     Management has deemed the current unallocated allowance level adequate based on a careful analysis of national and local economic conditions. Slower productivity growth combined with higher costs, weakness in business investment, and the continued housing slump are factors that could temper economic growth in 2007. Additionally, the first quarter of 2007 has exhibited higher energy costs and declining consumer confidence, factors which tend to compound economic uncertainty. In general, local economic trends mirror those of the national economy, with the exception of employment. Massachusetts has experienced slower employment growth as compared to the national average and the unemployment rate has increased steadily over the past 12 months even as the national rate has declined. Unforeseen changes in the economy can impact the risk characteristics of the Bank’s loan portfolio.

     Goodwill and Core Deposit Intangibles Goodwill and Core Deposit Intangibles (“CDI”) increased $2.0 million, or 3.5%, to $58.5 million at March 31, 2007 from December 31, 2006. Goodwill increased $2.1 million as a result of the asset acquisition of Compass Exchange Advisors LLC completed on January 2, 2007. In connection with that acquisition the Bank established a wholly-owned subsidiary known as Compass Exchange Advisors LLC (“CEA”). CEA offers qualified intermediary like-kind exchange services pursuant to Internal Revenue Code Section 1031 to corporate, institutional, and individual property owners.
     Core deposit intangibles decreased $81,000 due to normal amortization.
     Securities Securities decreased by $31.6 million, or 6.1%, during the three months ending March 31, 2007. This decrease resulted mainly from the call of $13.4 million in corporate trust preferred securities and normal year to date runoff in the portfolio. The ratio of securities to total assets as of March 31, 2007 was 17.7%, as compared to 18.3% at December 31, 2006 and 22.5% at March 31, 2006.
     Deposits Total deposits of $2.1 billion at March 31, 2007 decreased $7.4 million, or 0.4%, compared to December 31, 2006. The Company experienced an increase in core deposits of $20.4 million, or 1.3%, offset by a decrease in time deposits of $27.8 million, or 4.9%.
     Borrowings Total borrowings decreased $76.3 million, or 15.5%, to $417.3 million at March 31, 2007 from December 31, 2006, as excess cash flow from the securities portfolio and certain loan categories were used to decrease wholesale borrowings.
     Also included in borrowings is $25.7 million of 8.375% million junior subordinated debentures issued by the Company to Independent Capital Trust IV which will be called on April 30, 2007. The Company will use the remaining $25.7 million of funds received from the issuance of junior subordinated debentures to Independent Capital Trust V to redeem the 8.375% debentures.
     Stockholders’ Equity Stockholders’ equity as of March 31, 2007 totaled $221.5 million, as compared to $229.8 million at December 31, 2006. Equity decreased due to stock repurchases of $13.3 million, dividends declared of $2.4 million, and the net change in the fair value of derivatives of $539,000, offset by net income of $6.6 million, a net decrease in unrealized losses on securities of $743,000, and stock option exercise proceeds of $384,000.
     Equity to Assets Ratio The ratio of equity to assets was 8.1% at March 31, 2007 and at December 31, 2006.
RESULTS OF OPERATIONS
     Summary of Results of Operations The Company’s results of operations are largely dependent on net interest income, which is the difference between the interest earned on loans and securities and interest paid on deposits and borrowings. The results of operations are also affected by the level of income/fees from loans, deposits, mortgage banking, and investment management activities, as well as operating expenses, the provision for loan losses, the impact of federal and state income taxes, and the relative levels of interest rates and economic activity.

     The Company reported net income of $6.6 million, a $1.3 million, or 16.2% decrease, for the first quarter of 2007 over the first quarter of 2006. Diluted earnings per share were $0.45 for the three months ended March 31, 2007, compared to $0.51 for the three months ended March 31, 2006.
     Net Interest Income The amount of net interest income is affected by changes in interest rates and by the volume and mix of interest earning assets and interest bearing liabilities.
     On a fully tax equivalent basis, net interest income for the first quarter of 2007 decreased $2.4 million, or 8.8%, to $24.4 million, as compared to the first quarter of 2006. The Company’s net interest margin was 3.84% for the quarter ended March 31, 2007 as compared to 3.88% for the quarter ended March 31, 2006. The Company’s interest rate spread (the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities) was 3.21% for the first quarter of 2007, 18 basis points less than the comparable period in the prior year.
     The following table presents the Company’s daily average balances, net interest income, interest rate spread, and net interest margin for the three months ending March 31, 2007 and 2006. For purposes of the table and the following discussion, income from interest-earning assets and net interest income are presented on a fully-taxable equivalent basis by adjusting income and yields earned on tax-exempt interest received on loans to qualifying borrowers and on certain of the Company’s securities to make them equivalent to income and yields on fully-taxable investments, assuming a federal income tax rate of 35%.

Table 5 — Average Balance, Interest Earned/Paid & Average Yields
(Unaudited — Dollars in Thousands)

		INTEREST			INTEREST
	AVERAGE	EARNED/	AVERAGE	AVERAGE	EARNED/	AVERAGE
	BALANCE	PAID	YIELD/RATE	BALANCE	PAID	YIELD/RATE
FOR THE THREE MONTHS ENDED MARCH 31,	2007	2007	2007	2006	2006	2006
Interest-earning Assets:
Federal Funds Sold and Short Term Investments	$33,638	$444	5.28%	$9,856	$100	4.06%
Securities:
Trading Assets	1,691	14	3.31%	1,555	12	3.09%
Taxable Investment Securities	448,521	5,402	4.82%	640,048	7,216	4.51%
Non-taxable Investment Securities (1)	53,560	868	6.48%	61,538	1,031	6.70%

Total Securities:	503,772	6,284	4.99%	703,141	8,259	4.70%
Loans (1)	2,003,218	33,816	6.75%	2,042,984	32,797	6.42%

Total Interest-Earning Assets	$2,540,628	$40,544	6.38%	$2,755,981	$41,156	5.97%

Cash and Due from Banks	59,326			61,022
Other Assets	148,243			150,329

Total Assets	$2,748,197			$2,967,332

Interest-bearing Liabilities:
Deposits:
Savings and Interest Checking Accounts	$571,638	$1,800	1.26%	$573,944	$933	0.65%
Money Market	469,367	3,541	3.02%	545,491	3,322	2.44%
Time Deposits	558,497	5,753	4.12%	537,454	4,205	3.13%

Total interest-bearing deposits:	1,599,502	11,094	2.77%	1,656,889	8,460	2.04%
Borrowings:
Federal Home Loan Bank Borrowings	$252,777	$2,791	4.42%	$416,084	$4,165	4.00%
Federal Funds Purchased and Assets Sold Under Repurchase Agreement	105,701	852	3.22%	107,249	636	2.37%
Junior Subordinated Debentures	77,320	1,390	7.19%	51,546	1,118	8.68%
Treasury Tax and Loan Notes	585	8	5.47%	1,442	16	4.44%

Total borrowings:	436,383	5,041	4.62%	576,321	5,935	4.12%

Total Interest-Bearing Liabilities	$2,035,885	$16,135	3.17%	$2,233,210	$14,395	2.58%

Demand Deposits	472,682			485,997

Other Liabilities	13,754			17,948

Total Liabilities	2,522,321			2,737,155
Stockholders’ Equity	225,876			230,177

Total Liabilities and Stockholders’ Equity	$2,748,197			$2,967,332

Net Interest Income		$24,409			$26,761

Interest Rate Spread (2)			3.21%			3.39%

Net Interest Margin (2)			3.84%			3.88%

Supplemental Information:
Total Deposits, including Demand Deposits	$2,072,184	$11,094		$2,142,886	$8,460
Cost of Total Deposits			2.14%			1.58%
Total Funding Liabilities, including Demand Deposits	$2,508,567	$16,135		$2,719,207	$14,395
Cost of Total Funding Liabilities			2.57%			2.12%

(1)	The total amount of adjustment to present interest income and yield on a fully tax-equivalent basis is $420 and $455 for the three months ended March 31, 2007 and 2006, respectively. Also, non-accrual loans have been included in the average loan category; however, unpaid interest on non-accrual loans has not been included for purposes of determining interest income.

(2)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities. Net interest margin represents annualized net interest income as a percent of average interest-earning assets.
     Due primarily to a smaller securities portfolio, interest income for the first quarter of 2007 decreased by $612,000, or 1.5%, to $40.5 million from the comparative quarter last year. The 33 basis point increase in yield on loans is largely attributable to variable rate loans re-pricing higher with increases in the underlying rate index (e.g., LIBOR, Prime). The decline in the securities portfolio balance is deliberate, as Management has decided not to reinvest the normal amortization of the securities in the current low rate environment. The yield on this portfolio has improved by 29 basis points as a result of the sale of lower yielding securities.
     The decrease in net interest income for the first quarter of 2007 compared to the first quarter of 2006 was mainly due to an increase in the cost of interest-bearing deposits, which increased by $2.6 million, or 31.1%, contributing to an increase in the total cost of funds of 45 basis points, to 2.57% at March 31, 2007 from 2.12% at March 31, 2006 primarily attributable to deposit competition. Also contributing to the higher cost of funds is the additional $25.7 million of junior subordinated debentures outstanding as part of the refinancing strategy of the trust preferred securities. On April 30, 2007, $25.7 million of 8.375% junior subordinated debentures will be called (see Borrowings discussion above).
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
Table 6 — Volume Rate Analysis

	Three Months Ended March 31,				Three Months Ended March 31,
	2007 Compared to 2006				2006 Compared to 2005
			Change				Change
	Change	Change	Due to		Change	Change	Due to
	Due to	Due to	Volume/	Total	Due to	Due to	Volume/	Total
	Rate	Volume	Rate	Change	Rate	Volume	Rate	Change
	(Unaudited - Dollars in Thousands)				(Unaudited - Dollars in Thousands)
Income on interest-earning assets:
Federal funds sold	$30	$241	$73	$344	$20	$30	$20	$70
Securities:
Taxable securities	492	(2,159)	(147)	(1,814)	200	(1,099)	(27)	(926)
Non-taxable securities (1)	(34)	(134)	5	(163)	27	(18)	—	9
Trading assets	1	1	—	2	—	—	—	—

Total Securities:	459	(2,292)	(142)	(1,975)	227	(1,117)	(27)	(917)
Loans (1) (2)	1,690	(638)	(33)	1,019	2,814	1,609	160	4,583

Total	$2,179	$(2,689)	$(102)	$(612)	$3,061	$522	$153	$3,736

Expense of interest-bearing liabilities:
Deposits:
Savings and Interest Checking accounts	$875	$(4)	$(4)	$867	$315	$(27)	$(13)	$275
Money Market	794	(464)	(111)	219	1,211	169	112	1,492
Time deposits	1,331	165	52	1,548	1,125	223	91	1,439

Total interest-bearing deposits:	3,000	(303)	(63)	2,634	2,651	365	190	3,206
Borrowings:
Federal Home Loan Bank borrowings	$429	$(1,635)	$(168)	$(1,374)	$557	$(828)	$(102)	$(373)
Federal funds purchased and assets sold under repurchase agreements	228	(9)	(3)	216	190	127	125	442
Junior Subordinated Debentures	(191)	559	(96)	272	1	—	—	1
Treasury tax and loan notes	4	(10)	(2)	(8)	17	(1)	(5)	11

Total borrowings:	470	(1,095)	(269)	(894)	765	(702)	18	81

Total	$3,470	$(1,398)	$(332)	$1,740	$3,416	$(337)	$208	$3,287

Change in net interest income	$(1,291)	$(1,291)	$230	$(2,352)	$(355)	$859	$(55)	$449

(1)	The total amount of adjustment to present income and yield on a fully tax-equivalent basis is $420 and $455 for the three months ended March 31, 2007 and 2006, respectively.

(2)	Loans include portfolio loans, loans held for sale and nonperforming loans; however unpaid interest on nonaccrual loans has not been included for purposes of determining interest income.
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
     Based upon Management’s assessment of loan loss history and the inherent risk in the loan portfolio the Company provided $891,000 for loan losses as compared to $750,000 reported in the comparable period in 2006.
     The ratio of the allowance for loan losses to total loans increased to 1.34% from 1.32% at December 31, 2006 and 1.31% at March 31, 2006. The allowance for loan losses at March 31, 2007 was 364.63% of nonperforming loans, as compared to 384.22% at December 31, 2006 and 578.04% at March 31, 2006.
     The provision for loan losses is based upon management’s evaluation of the level of the allowance for loan losses in relation to the estimate of loss exposure in the loan portfolio. An analysis of individual loans and the overall risk characteristics and size of the different loan portfolios is conducted on an ongoing basis and is reviewed periodically by an independent third-party loan review consultant. As adjustments are identified, they are reported in the earnings of the period in which they become known.
     Non-Interest Income Non-interest income increased by $1.4 million, or 21.4%, during the three months ended March 31, 2007 respectively, as compared to the same period in the prior year.
     Investment management revenue increased by $459,000, or 33.9%, for the three months ended March 31, 2007, compared to the same period in 2006 of which $284,000 is a result of growth in managed assets and $175,000 is a result of increased retail investment and insurance revenue. Assets under administration at March 31, 2007 were $847.8 million, an increase of $148.4 million, or 21.2%, as compared to March 31, 2006.
     Mortgage banking income decreased by $44,000, or 5.4%, for the three months ended March 31, 2007, as compared to the same period in 2006. The balance of the mortgage servicing asset is $2.3 million and loans serviced amounted to $281.7 million as of March 31, 2007.
     Bank owned life insurance (“BOLI”) income decreased $1.3 million, or 72.0%, for the three months ended March 31, 2007 as compared to the same period ended March 31, 2006. The decrease in the three month period is due to the $1.3 million tax exempt BOLI death benefit proceeds realized during the first quarter of 2006.
     There were no gains or losses on the sale of securities during the first quarter of 2007. Net losses of $1.8 million were recorded in the three months ended March 31, 2006.
     Other non-interest income increased by $452,000, or 52.9%, for the three months ended March 31, 2007, as compared to the same period in 2006, largely attributable to revenue from Compass Exchange Advisors.

     Non-Interest Expense Non-interest expense increased by $982,000, or 4.8%, for the three months ended March 31, 2007, as compared to the same period in 2006.
     Salaries and employee benefits increased by $1.3 million, or 10.9%, for the three months ended March 31, 2007, as compared to the same period in 2006. Included in salaries and benefits are executive early retirement costs amounting to $406,000. The remaining increase in salaries and benefits is attributable to annual merit increases, the CEA acquisition and other new hires that support growth initiatives.
     Occupancy and equipment related expense decreased by $159,000, or 5.9%, for the quarter ending March 31, 2007, as compared to the same period in 2006, mainly due to decreased expenses for equipment maintenance and snow removal.
     Other non-interest expense decreased by $175,000, or 3.6%, for the three months ended March 31, 2007, as compared to the same period in the prior year. The decrease in the comparative three month period is attributable to a number of items, including advertising of $202,000, education and training of $63,000, recruitment of $54,000 and ATM/debit card processing of $43,000 offset by increased expenses in contract labor of $73,000, examinations and audits of $72,000, and consultant fees of $49,000.
     Income Taxes For the quarters ending March 31, 2007 and March 31, 2006, the Company recorded combined federal and state income tax provisions of $2.8 million and $3.6 million, respectively. These provisions reflect effective income tax rates of 29.8% and 31.3% for the quarters ending March 31, 2007 and March 31, 2006, respectively.
     The tax effects of all income and expense transactions are recognized by the Company in each year’s consolidated statements of income regardless of the year in which the transactions are reported for income tax purposes.
     During the second quarter of 2004, the Company announced that one of its subsidiaries (a Community Development Entity, or “CDE” described above as RTC CDE I), had been awarded $30.0 million in tax credit allocation authority under the New Markets Tax Credit (“NMTC”) program of the United States Department of Treasury. During 2006, the Company, through another of its CDE subsidiaries described above as RTC CDE II, was awarded another $45.0 million in tax credit allocation authority under the New Markets Tax Credit program.
     In both 2004 and 2005, the Bank invested $15.0 million from the first $30.0 million award into RTC CDE I. In the first quarter of 2007 the Bank invested $5.0 million into RTC CDE II to provide it with the capital necessary to begin assisting qualified businesses in low-income communities throughout its market area. Based upon the Bank’s total $35.0 million investment in RTC CDE I and RTC CE II, it is eligible to receive tax credits over an eight year period totaling 39.0% of its investment, or $13.7 million. The Company recognized a $663,000 benefit of these tax credits for the three months ending March 31, 2007, of which $475,000 relate to the investments made to date and the remaining are being recognized through the effective rate for the expected additional $15.0 million investment to be made in 2007. A $375,000 benefit of these tax credits was recognized for the three months ending March 31, 2006. The following table details the remaining expected tax credit recognition by year based upon the two $15.0 million investments made in 2004 and 2005, the $5.0 million investment made in the first quarter of 2007 and the planned additional $15.0 million investment to be made in 2007.

Table 7 — New Markets Tax Credit Recognition Schedule
(Dollars in Thousands)

			January - March	April - December							Remaining	Recognized In	Total
Investment			2007	2007	2008	2009	2010	2011	2012	2013	Total	Prior Periods	Credits
2004	$15M		$225	$675	$900	$900	$900	$—	$—	$—	$3,600	$2,250	$5,850
2005	$15M		$188	$562	$900	$900	$900	$900	$—	$—	$4,350	$1,500	$5,850
2007	$5M		$62	$188	$250	$250	$300	$300	$300	$300	$1,950	$—	$1,950
2007	$15M	(1)	$188	$562	$750	$750	$900	$900	$900	$900	$5,850	$—	$5,850

Total	$35M		$663	$1,987	$2,800	$2,800	$3,000	$2,100	$1,200	$1,200	$15,750	$3,750	$19,500

(1)	The Company plans to invest an additional $15 million into CDE II during 2007 creating an additional $663,000 of tax credits to be recognized during 2007.
     Return on Average Assets and Equity The annualized consolidated returns on average equity and average assets for the three months ended March 31, 2007 were 11.73% and 0.96%, respectively, compared to 13.74% and 1.07% reported for the same period last year.
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
     From time to time, the Bank has utilized interest rate swap agreements and interest rates caps and floors as hedging instruments against interest rate risk. An interest rate swap is an agreement whereby one party agrees to pay a floating rate of interest on a notional principal amount in exchange for receiving a fixed rate of interest on the same notional amount for a predetermined period of time from a second party. Interest rate caps and floors are agreements whereby one party agrees to pay a floating rate of interest on a notional principal amount for a predetermined period of time to a second party if certain market interest rate thresholds are realized. The amounts relating to the notional principal amount are not actually exchanged.
     At March 31, 2007 and December 31, 2006 the Company had interest rate swaps and interest rate caps designated as “cash flow” hedges. The purpose of these swaps is to hedge the variability in the cash outflows of LIBOR-based borrowings attributable to changes in interest rates. The table below shows interest rate derivatives the Company held as of March 31, 2007 and December 31, 2006:
Table 8 — Interest Rate Derivatives
As of March 31, 2007

					Receive		Pay Fixed
	Notional	Trade	Effective	Maturity	(Variable)	Current Rate	Swap Rate/	Market Value
	Amount	Date	Date	Date	Index	Received	Cap Strike Rate	at March 31, 2007
	(Dollars in Thousands)
Interest Rate Swaps
	$35,000	18-Jan-05	20-Jan-05	20-Jan-10	3 Month LIBOR	5.36%	4.06%	$731
	$25,000	16-Feb-06	28-Dec-06	28-Dec-16	3 Month LIBOR	5.36%	5.04%	$50
	$25,000	16-Feb-06	28-Dec-06	28-Dec-16	3 Month LIBOR	5.36%	5.04%	$48

Total	$85,000						Total	$829

Interest Rate Caps
	$100,000	27-Jan-05	31-Jan-05	31-Jan-08	3 Month LIBOR	5.36%	4.00%	$968

Grand Total	$100,000						Grand Total	$1,797

As of December 31, 2006

					Receive		Pay Fixed
	Notional	Trade	Effective	Maturity	(Variable)	Current Rate	Swap Rate/	Market Value
	Amount	Date	Date	Date	Index	Received	Cap Strike Rate	at December 31, 2005
	(Dollars in Thousands)
Interest Rate Swaps
	$25,000	16-Jan-04	21-Jan-04	21-Jan-07	3 Month LIBOR	5.37%	2.49%	$47
	$35,000	18-Jan-05	20-Jan-05	20-Jan-10	3 Month LIBOR	5.37%	4.06%	$936
	$25,000	16-Feb-06	28-Dec-06	28-Dec-16	3 Month LIBOR	5.36%	5.04%	$82
	$25,000	16-Feb-06	28-Dec-06	28-Dec-16	3 Month LIBOR	5.36%	5.04%	$89

Total	$110,000						Total	$1,154

Interest Rate Caps
	$100,000	27-Jan-05	31-Jan-05	31-Jan-08	3 Month LIBOR	5.38%	4.00%	$1,284

Grand Total	$210,000						Grand Total	$2,438

     During February, 2006 the Company entered into two forward starting swaps, each with a $25.0 million notional amount, with the intention of hedging $50.0 million variable rate (LIBOR plus 148 basis points) trust preferred securities. On December 28, 2006, these forward starting swaps became effective when Trust V issued $50.0 million of trust preferred securities which pay interest at a variable rate of interest of LIBOR plus 148 basis points. Through these swaps the Company has effectively locked in a fixed rate of 6.52% on that debt obligation.
     As a result of the prolonged flat/inverted yield curve environment and the resulting strategy to de-leverage the balance sheet, management unwound $25.0 million of notional value of interest rate swaps hedging 3 month revolving FHLB advances tied to LIBOR and paid down the underlying borrowings during 2006. The influx of liquidity associated with cash flows from the securities portfolio not being reinvested made the borrowings unnecessary. Gains of $237,000 were realized against interest expense in the first quarter of 2006 associated with the sale of these interest rate swaps.

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
     The following table set forth the fair value of residential mortgage loan commitments and forward sales agreements at the periods indicated:
Table 9 — Fair Value of Residential Mortgage Loan Commitments and Forward Sales Agreements

	Fair Value At
	March 31,	December 31,	March 31,
	2007	2006	2006
	(Dollars in Thousands)
Residential Mortgage Loan Commitments	$243	$93	$166
Forward Sales Agreements	$81	$60	$69

	Change for the Three Months
	Ended March 31,
	2007	2006
Residential Mortgage Loan Commitments	$150	$58
Forward Sales Agreements	$21	$91

Total Change in Fair Value	$171	$149

     Changes in these fair values are recorded as a component of mortgage banking income.
     Market Risk Market risk is the sensitivity of income to changes in interest rates, foreign exchange rates, commodity prices and other market-driven rates or prices. The Company has no trading operations, with the exception of funds managed by the Company’s investment management group and that are held within a trust to fund non-qualified executive retirement obligations, and thus is only primarily exposed to non-trading market risk.
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
     The following table sets forth the estimated effects on the Company’s net interest income over a 12-month period following the indicated dates in the event of the indicated increases or decreases in market interest rates:
Table 10 — Interest Rate Sensitivity

	200 Basis Point	200 Basis Point
	Rate Increase	Rate Decrease
March 31, 2007	(1.9%)	(0.30%)
March 31, 2006	(1.64%)	(0.42%)
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

     The most significant factors affecting market risk exposure of the Company’s net interest income during the first quarter of 2007 were (i) changes in the composition and prepayment speeds of mortgage assets and loans, (ii) the shape of the U.S. Government securities and interest rate swap yield curve, (iii) the level of U.S. prime interest rates, and (iv) the level of rates paid on deposit accounts.
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
     The Bank utilizes its extensive branch network to access retail customers who provide a stable base of in-market core deposits. These funds are principally comprised of demand deposits, interest checking accounts, savings accounts, and money market accounts. Deposit levels are greatly influenced by interest rates, economic conditions, and competitive factors. The Bank has also established repurchase agreements with major brokerage firms as potential sources of liquidity. At March 31, 2007, the Company had $25.0 million outstanding of such repurchase agreements. In addition to agreements with brokers, the Bank also had customer repurchase agreements outstanding amounting to $83.7 million at March 31, 2007. As a member of the Federal Home Loan Bank, the Bank has access to approximately $486.6 million of borrowing capacity. On March 31, 2007, the Bank had $231.2 million outstanding in FHLB borrowings.
     The Company, as a separately incorporated bank holding company, has no significant operations other than serving as the sole stockholder of the Bank. Its commitments and debt service requirement, at March 31, 2007, consist of junior subordinated debentures, including accrued interest, issued to two unconsolidated subsidiaries, $25.8 million to Independent Capital Trust IV and $51.5 million to Independent Capital Trust V, in connection with the issuance of 8.375% Capital Securities due in 2032 and variable rate (LIBOR plus 1.48%) Capital Securities due in 2037, for which the Company has locked in a fixed rate of interest of 6.52% for 10 years through an interest rate swap. The Company intends to call the junior subordinated debentures issued to Independent Capital Trust IV in April 2007. The Parent’s only obligations relate to its reporting obligations under the Securities and Exchange Act of 1934, as amended and related expenses as a publicly traded company. The Company funds virtually all expenses through dividends paid by the Bank.
     The Company actively manages its liquidity position under the direction of the Asset/Liability Management Committee. Periodic review under prescribed policies and procedures is intended to ensure that the Company will maintain adequate levels of available funds. At March 31, 2007, the Company’s liquidity position was well above policy guidelines. Management believes that the Bank has adequate liquidity available to respond to current and anticipated liquidity demands.

     Capital Resources and Dividends The Federal Reserve Board, the Federal Deposit Insurance Corporation, and other regulatory agencies have established capital guidelines for banks and bank holding companies. Risk-based capital guidelines issued by the federal regulatory agencies require banks to meet a minimum Tier 1 risk-based capital ratio of 4.0% and a total risk-based capital ratio of 8.0%. At March 31, 2007, the Company had a Tier 1 risk-based capital ratio of 10.75% and a total risk-based capital ratio of 12.00%. The Bank had a Tier 1 risk-based capital ratio of 10.56% and a total risk-based capital ratio of 11.81% as of the same date.
     A minimum requirement of 4.0% Tier 1 leverage capital is also mandated. On March 31, 2007, the Company and the Bank had Tier 1 leverage capital ratios of 8.08% and 7.94%, respectively.
     On March 15, 2007 the Company’s Board of Directors declared a cash dividend of $0.17 per share, a 6.3% increase from December 2006, to stockholders of record as of the close of business on March 26, 2007. This dividend was paid on April 6, 2007. On an annualized basis, the dividend payout ratio amounted to 30.82% of the trailing four quarters’ earnings.
     The Trustees of Trust IV declared a cash dividend of $0.52 per share to stockholders of record as of March 30, 2007. The dividend was funded through the interest paid by the Bank on the 8.375% junior subordinated debentures to Trust IV on April 2, 2007.
     Contractual Obligations, Commitments, Contingencies, and Off-Balance Sheet Financial Instruments The Company has entered into contractual obligations and commitments and off-balance sheet financial instruments. The following tables summarize the Company’s contractual cash obligation and other commitment and off-balance sheet financial instruments at March 31, 2007:

Table 11 — Contractual Obligations, Commitments and Off-Balance Sheet Financial Instruments by Maturity
(Unaudited — Dollars in Thousands)

	Payments Due - By Period
		Less than	One to	Four to	After
Contractual Obligations	Total	One Year	Three Years	Five Years	Five Years
FHLB advances (1)	$231,215	$161,091	$6	$70,006	$112
Junior subordinated debentures (1)	77,320	—	—	—	77,320
Lease obligations	16,014	2,561	4,597	3,028	5,828
Data processing and core systems	17,262	5,321	9,683	2,258	—
Other vendor contracts	2,094	1,267	755	72	—
Retirement benefit obligations (2)	26,014	178	491	608	24,737
Other
Treasury tax & loan notes	67	67	—	—	—
Securities sold under repurchase agreements	25,000	—	—	25,000	—
Customer repurchase agreements	83,727	83,727	—	—	—

Total contractual cash obligations	$478,713	$254,212	$15,532	$100,972	$107,997

	Amount of Commitment Expiring - By Period
Off-Balance Sheet		Less than	One to	Four to	After
Financial Instruments	Total	One Year	Three Years	Five Years	Five Years
Lines of credit	$317,785	$43,634	$—	$—	$274,151
Standby letters of credit	8,643	8,643	—	—	—
Other loan commitments	249,659	189,752	52,812	3,417	3,678
Forward commitments to sell loans	36,610	36,610	—	—	—
Interest rate swaps — notional value (1) (3)	85,000	—	35,000	—	50,000
Interest rate caps — notional value (1) (4)	100,000	100,000	—	—	—

Total Commitments	$797,697	$378,639	$87,812	$3,417	$327,829

(1)	The Company has hedged certain short-term borrowings and junior subordinated debentures.

(2)	Retirement benefit obligations include expected contributions to the Company’s pension plan, post retirement plan, and supplemental executive retirement plans. Expected contributions for the pension plan have been included only through plan year July 1, 2006 — June 30, 2007. Contributions beyond this plan year can not be quantified as they will be determined based upon the return on the investments in the plan. Expected contributions for the post retirement plan and supplemental executive retirement plans include obligations that are payable over the life of the participants.

(3)	Interest rate swaps on borrowings and junior subordinated debentures (Bank pays fixed, receives variable).

(4)	Interest rate cap on borrowings (4.00% 3-month LIBOR strike rate).
     Included in the $77.3 million of junior subordinated debentures in the table of Contractual Obligations, Commitments, Contingencies, and Off-Balance Sheet Financial Instruments are $25.7 million of junior subordinated debentures that will be called on April 30, 2007. See Borrowings here within for more information related to the call.
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
     Changes in Internal Controls over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the first quarter of 2007 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.
Item 4T. Controls and Procedures – N/A
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

Item 1A. Risk Factors
     Our 2006 Annual Report on Form 10-K in Item 1A. “Risk Factors” includes a detailed discussion of our risk factors, which are incorporated herein by reference.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) — (b) Not applicable.
(c) The following table sets forth information with respect to any purchase made by or on behalf of Independent Bank Corp. or any “affiliated purchaser,” as defined in 204.10b-18(a)(3) under the Securities Exchange Act of 1934, of shares of Independent Bank Corp. common stock during the indicated periods:

	Issuer Purchases of Equity Securities
			Total number of shares	Maximum number of
		Weighted	purchased as part of	shares that may yet be
	Total number of	Average price paid	publicly announced plans	purchased under the
Period	shares purchased	per share	or programs	plans or programs (1)
				1,000,000
January 1st - 31st, 2007	192,980	$33.09	192,980	807,020
February 1st - 28th, 2007	131,663	$32.65	131,663	675,357
March 1st - 31st, 2007	87,204	$30.71	87,204	588,153

Total	411,847	$32.45	411,847	588,153

(1)	On December 14, 2006, the Company announced a common stock repurchase program to repurchase up to 1,000,000 shares. The Company placed no deadline on the repurchase program. There were no shares purchased other than through a publicly announced plan or program.
Item 3. Defaults Upon Senior Securities – None
Item 4. Submission of Matters to a Vote of Security Holders — None
Item 5. Other Information – None
Item 6. Exhibits
Exhibits Index

No.	Exhibit

3. (i)	Restated Articles of Organization, as amended as of February 10, 2005, incorporated by reference to the Company’s Form 8-K filed on May 18, 2005.

3.(ii)	Amended and Restated Bylaws of the Company, as amended as of February 10, 2005, incorporated by reference to the Company’s Form 8-K filed on May 18, 2005.

No.	Exhibit

4.1	Specimen Common Stock Certificate, incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 1992.

4.2	Specimen preferred Stock Purchase Rights Certificate, incorporated by reference to the Company’s Form 8-A Registration Statement filed by the Company on November 5, 2001.

4.3	Indenture of Registrant relating to the 8.375% Junior Subordinated Debentures issued to Independent Capital Trust IV, incorporated by reference to the Form 8-K filed by the Company on April 18, 2002.

4.4	Form of Certificate of 8.375% Junior Subordinated Debenture (included as Exhibit A to Exhibit 4.3).

4.5	Amended and Restated Declaration of Trust for Independent Capital Trust IV, incorporated by reference to the Form 8-K filed by the Company on April 18, 2002.

4.6	Form of Preferred Security Certificate for Independent Capital Trust IV (included as Exhibit D to Exhibit 4.5).

4.7	Preferred Securities Guarantee Agreement of Independent Capital Trust IV, incorporated by reference to the Form 8-K filed by the Company on April 18, 2002.

4.8	Indenture of Registrant relating the Junior Subordinated Debt Securities issued to Independent Capital Trust V is incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2006, filed by the Company on February 28, 2007.

4.9	Form of Certificate of Junior Subordinated Debt Security for Independent Capital Trust V (included as Exhibit A to Exhibit 4.8)

4.10	Amended and Restated Declaration of Trust for Independent Capital Trust V is incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2006, filed by the Company on February 28, 2007.

4.11	Form of Capital Security Certificate for Independent Capital Trust V (included as Exhibit A-1 to Exhibit 4.10).

4.12	Guarantee Agreement relating to Independent Capital Trust V is incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2006, filed by the Company on February 28, 2007.

4.13	Forms of Capital Securities Purchase Agreements for Independent Capital Trust V is incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2006, filed by the Company on February 28, 2007.

10.1	Independent Bank Corp. 1996 Non-Employee Directors’ Stock Option Plan (Management contract under Item 601 (10)(iii)(A)). Incorporated by reference to the Company’s Definitive Proxy Statement for the 1996 Annual Meeting of Stockholders filed with the Commission on March 19, 1996.

No.	Exhibit

10.2	Independent Bank Corp. 1997 Employee Stock Option Plan (Management contract under Item 601 (10)(iii)(A)). Incorporated by reference to the Company’s Definitive Proxy Statement for the 1997 Annual Meeting of Stockholders filed with the Commission on March 20, 1997.

10.3	Independent Bank Corp. 2005 Employee Stock Plan incorporated by reference to Form S-8 filed by the Company on July 28, 2005.

10.4	Renewal Rights Agreement noted as of September 14, 2000 by and between the Company and Rockland, as Rights Agent (Exhibit to Form 8-K filed on October 23, 2000).

10.5	Independent Bank Corp. Deferred Compensation Program for Directors (restated as amended as of December 1, 2000). Incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2000.

10.6	Master Securities Repurchase Agreement, incorporated by reference to Form S-1 Registration Statement filed by the Company on September 18, 1992.

10.7	First Amended and Restated Employment Agreement between Christopher Oddleifson and the Company and Rockland Trust dated April 14, 2005 is filed as an exhibit under the Form 8-K filed on April 14, 2005.

10.8	Revised employment agreements between Raymond G. Fuerschbach, Edward F. Jankowski, Ferdinand T. Kelley, Jane L. Lundquist, Edward H. Seksay and Denis K. Sheahan and the Company and Rockland Trust (Management Contracts under Item 601 (10)(iii)(A)) dated December 6, 2004 are filed as an exhibit under the Form 8-K filed on December 9, 2004.

10.9	Amended employment agreement with Ferdinand T. Kelley filed as an exhibit under the 8-K filed on March 16, 2007.

10.10	Options to acquire shares of the Company’s Common Stock pursuant to the Independent Bank Corp. 1997 Employee Stock Option Plan were awarded to Christopher Oddleifson, Raymond G. Fuerschbach, Edward F. Jankowski, Ferdinand T. Kelley, Jane L. Lundquist, Edward H. Seksay and Denis K. Sheahan pursuant to option agreements dated December 9, 2004. The form of these option agreements were filed as exhibits under the Form 8-K filed on December 15, 2004.

10.11	On-Site Outsourcing Agreement by and between Fidelity Information Services, Inc. and Independent Bank Corp., effective as of November 1, 2004. Incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2004 filed on March 4, 2005. (PLEASE NOTE: Portions of this contract, and its exhibits and attachments, have been omitted pursuant to a request for confidential treatment sent on March 4, 2005 to the Securities and Exchange Commission. The locations where material has been omitted are indicated by the following notation: “{****}”. The entire contract, in unredacted form, has been filed separately with the Commission with the request for confidential treatment.)

10.12	New Markets Tax Credit program Allocation Agreement between the Community Development Financial Institutions Fund of the United States Department of the Treasury and Rockland Community Development with an Allocation Effective Date of September 22, 2004 is filed as an exhibit under the Form 8-K filed on October 14, 2004.

No.	Exhibit

10.13	Options to acquire shares of the Company’s Common Stock pursuant to the Independent Bank Corp. 2005 Employee Stock Plan were awarded to Christopher Oddleifson, Raymond G. Fuerschbach, Edward F. Jankowski, Ferdinand T. Kelley, Jane L. Lundquist, Edward H. Seksay, and Denis K. Sheahan pursuant to option agreements dated December 15, 2005. The form of option agreements used for these awards were filed as exhibits under the Form 8-K filed on December 20, 2005.

10.14	Independent Bank Corp. 2006 Non-Employee Director Stock Plan incorporated by reference to Form S-8 filed by the Company on April 17, 2006.

10.15	Independent Bank Corp. Stock Option Agreement for Non-Employee Director is filed as an exhibit under the Form 10-Q filed on May 9, 2006.

10.16	Independent Bank Corp. Restricted Stock Agreement for Non-Employee Director is filed as an exhibit under the Form 10-Q filed on May 9, 2006.

10.17	New Markets Tax Credit program Allocation Agreement between the Community Development Financial Institutions Fund of the United States Department of the Treasury and Rockland Community Development with an Allocation Effective Date of January 9, 2007 is incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2006, filed by the Company on February 28, 2007.

10.18	Independent Bank Corp. and Rockland Trust Company 2007 Executive Officer Performance Incentive Plan (the “2007 Executive Incentive Plan”) (Management contract under Item 601 (10)(iii)(A)). Incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2006, filed by the Company on February 28, 2007. (PLEASE NOTE: Portions of the 2007 Executive Incentive Plan, and its exhibits and attachments, have been omitted pursuant to a request for confidential treatment sent on March 1, 2007 to the Securities and Exchange Commission. The locations where material has been omitted are indicated by the following notation: “{****}”. The entire 2007 Executive Incentive Plan, in unredacted form, has been filed separately with the Commission with the request for confidential treatment.)

31.1	Section 302 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.*

31.2	Section 302 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.*

32.1	Section 906 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.+

32.2	Section 906 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.+

*	Filed herewith

+	Furnished herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
INDEPENDENT BANK CORP.
(registrant)

Date: May 2, 2007	/s/ Christopher Oddleifson
Christopher Oddleifson
President and
Chief Executive Officer

Date: May 2, 2007	/s/ Denis K. Sheahan
Denis K. Sheahan
Chief Financial Officer
and Treasurer
(Principal Financial and
Principal Accounting Officer)
INDEPENDENT BANK CORP.
(registrant)