Form 10-Q
period 2007-06-30
INDEPENDENT BANK CORP
filed 2007-08-07
CIK 776901

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Yes ☐      No ☑
     As of August 1, 2007, there were 13,800,543 shares of the issuer’s common stock outstanding, par value $0.01 per share.

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
INDEPENDENT BANK CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited- Dollars in Thousands, Except Share and Per Share Amounts)

	June 30,	December 31,
	2007	2006

ASSETS
CASH AND DUE FROM BANKS	$62,208	$62,773
FEDERAL FUNDS SOLD AND SHORT TERM INVESTMENTS	1,000	75,518
SECURITIES
TRADING ASSETS	1,703	1,758
SECURITIES AVAILABLE FOR SALE	394,915	417,088
SECURITIES HELD TO MATURITY (fair value $48,045 and $78,038)	47,568	76,747
FEDERAL HOME LOAN BANK STOCK	16,260	21,710

TOTAL SECURITIES	460,446	517,303

LOANS
COMMERCIAL AND INDUSTRIAL	172,383	174,356
COMMERCIAL REAL ESTATE	751,142	740,517
COMMERCIAL CONSTRUCTION	116,029	119,685
BUSINESS BANKING	66,109	59,910
RESIDENTIAL REAL ESTATE	343,416	378,368
RESIDENTIAL CONSTRUCTION	5,675	7,277
RESIDENTIAL LOANS HELD FOR SALE	10,841	11,859
CONSUMER — HOME EQUITY	288,271	277,015
CONSUMER — AUTO	178,895	206,845
CONSUMER — OTHER	48,209	49,077

TOTAL LOANS	1,980,970	2,024,909
LESS: ALLOWANCE FOR LOAN LOSSES	(26,650)	(26,815)

NET LOANS	1,954,320	1,998,094

BANK PREMISES AND EQUIPMENT, NET	38,020	37,316
GOODWILL	57,156	55,078
CORE DEPOSIT INTANGIBLES	1,296	1,457
MORTGAGE SERVICING RIGHTS	2,261	2,439
BANK OWNED LIFE INSURANCE	48,188	45,759
OTHER ASSETS	33,603	33,182

TOTAL ASSETS	$2,658,498	$2,828,919

LIABILITIES AND STOCKHOLDERS’ EQUITY
DEPOSITS
DEMAND DEPOSITS	$500,924	$490,036
SAVINGS AND INTEREST CHECKING ACCOUNTS	580,897	577,443
MONEY MARKET	444,787	455,737
TIME CERTIFICATES OF DEPOSIT OVER $100,000	169,038	179,154
OTHER TIME CERTIFICATES OF DEPOSIT	356,441	387,974

TOTAL DEPOSITS	2,052,087	2,090,344

FEDERAL HOME LOAN BANK BORROWINGS	231,215	305,128
FEDERAL FUNDS PURCHASED AND ASSETS SOLD UNDER REPURCHASE AGREEMENTS	94,199	108,248
JUNIOR SUBORDINATED DEBENTURES	51,547	77,320
TREASURY TAX AND LOAN NOTES	1,070	2,953

TOTAL BORROWINGS	378,031	493,649

OTHER LIABILITIES	16,318	15,143

TOTAL LIABILITIES	$2,446,436	$2,599,136

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
PREFERRED STOCK, $0.01 par value. Authorized: 1,000,000 Shares Outstanding: None	$—	$—
COMMON STOCK, $0.01 par value. Authorized: 30,000,000 Issued and Outstanding: 13,907,543 Shares at June 30, 2007 and 14,686,481 Shares at December 31, 2006	139	147
SHARES HELD IN RABBI TRUST AT COST 166,447 Shares at June 30, 2007 and 168,961 Shares at December 31, 2006	(1,866)	(1,786)
DEFERRED COMPENSATION OBLIGATION	1,866	1,786
ADDITIONAL PAID IN CAPITAL	60,411	60,181
RETAINED EARNINGS	157,983	175,146
ACCUMULATED OTHER COMPREHENSIVE LOSS, NET OF TAX	(6,471)	(5,691)

TOTAL STOCKHOLDERS’ EQUITY	212,062	229,783

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,658,498	$2,828,919

The accompanying notes are an integral part of these consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited - Dollars in Thousands, Except Share and Per Share Data)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30,		June 30,
	2007	2006	2007	2006

INTEREST INCOME
Interest on Loans	$33,788	$34,082	$67,487	$66,786
Taxable Interest and Dividends on Securities	4,984	6,411	10,400	13,639
Non-taxable Interest and Dividends on Securities	542	662	1,106	1,332
Interest on Federal Funds Sold and Short-Term Investments	289	52	733	152

Total Interest and Dividend Income	39,603	41,207	79,726	81,909

INTEREST EXPENSE
Interest on Deposits	10,816	9,404	21,910	17,864
Interest on Borrowings	5,354	5,994	10,395	11,929

Total Interest Expense	16,170	15,398	32,305	29,793

Net Interest Income	23,433	25,809	47,421	52,116

PROVISION FOR LOAN LOSSES	584	350	1,475	1,100

Net Interest Income After Provision For Loan Losses	22,849	25,459	45,946	51,016

NON-INTEREST INCOME
Service Charges on Deposit Accounts	3,531	3,565	6,941	6,983
Wealth Management	2,180	1,704	3,994	3,059
Mortgage Banking Income, Net	820	650	1,594	1,468
Bank Owned Life Insurance Income	427	506	915	2,250
Net (Loss) on Sales of Securities Available for Sale	—	—	—	(1,769)
Other Non-Interest Income	1,081	797	2,388	1,651

Total Non-Interest Income	8,039	7,222	15,832	13,642

NON-INTEREST EXPENSE
Salaries and Employee Benefits	13,013	12,072	26,166	23,937
Occupancy and Equipment Expenses	2,607	2,526	5,161	5,239
Data Processing and Facilities Management	1,202	1,036	2,290	2,096
Other Non-Interest Expense	6,444	5,012	11,102	9,846

Total Non-Interest Expense	23,266	20,646	44,719	41,118

INCOME BEFORE INCOME TAXES	7,622	12,035	17,059	23,540
PROVISION FOR INCOME TAXES	1,908	3,745	4,720	7,346

NET INCOME	$5,714	$8,290	$12,339	$16,194

BASIC EARNINGS PER SHARE	$0.41	$0.55	$0.86	$1.07

DILUTED EARNINGS PER SHARE	$0.40	$0.55	$0.86	$1.06

Weighted average common shares (Basic)	14,101,468	14,999,127	14,282,226	15,159,252
Common share equivalents	129,796	162,747	146,097	159,472

Weighted average common shares (Diluted)	14,231,264	15,161,874	14,428,323	15,318,724

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited - Dollars in Thousands, Except Share and Per Share Data)

							ACCUMULATED
	COMMON		SHARES	DEFERRED	ADDITIONAL		OTHER
	SHARES	COMMON	HELD IN	COMPENSATION	PAID-IN	RETAINED	COMPREHENSIVE
	OUTSTANDING	STOCK	RABBI TRUST	OBLIGATION	CAPITAL	EARNINGS	(LOSS)	TOTAL

BALANCE DECEMBER 31, 2005	15,402,391	$154	($1,577)	$1,577	$59,700	$175,284	($6,986)	$228,152

Net Income						32,851		32,851
Cash Dividends Declared ($0.64 per share)						(9,514)		(9,514)
Purchases and Retirements of Common Stock	(800,000)	(8)				(24,818)		(24,826)
Proceeds From Exercise of Stock Options	82,118	1				1,343		1,344
Excess Tax Benefit Related to Equity Award Activity					326			326
Equity Based Compensation					159			159
Restricted Shares Issued	1,972				(4)			(4)
Change in Fair Value of Derivatives During Period, Net of Tax, and Realized Gains							(909)	(909)
Deferred Compensation Obligation			(209)	209				—
Adjustments or reduction of amortization amounts recognized as a component of net periodic post retirement cost , net of tax							(413)	(413)
Change in Unrealized Gain on Securities Available For Sale, Net of Tax and Realized Gains							2,617	2,617

BALANCE DECEMBER 31, 2006	14,686,481	$147	($1,786)	$1,786	$60,181	$175,146	($5,691)	$229,783

Net Income						12,339		12,339
Cash Dividends Declared ($0.34 per share)						(4,824)		(4,824)
Purchases and Retirements of Common Stock	(805,747)	(8)				(25,284)		(25,292)
Proceeds From Exercise of Stock Options	25,209	—				429		429
Excess Tax Benefit Related to Equity Award Activity					43			43
Equity Based Compensation					187			187
Restricted Shares Issued	1,600	—			—			—
Change in Fair Value of Derivatives During Period, Net of Tax, and Realized Gains							718	718
Deferred Compensation Obligation			(80)	80				—
Cumulative Effect of Accounting Change (Adoption of FIN No. 48)						177		177
Amortization of Certain Costs Included in Net Periodic Pension Costs, net of tax							55	55
Change in Unrealized Gain on Securities Available For Sale, Net of Tax and Realized Gains							(1,553)	(1,553)

BALANCE JUNE 30, 2007	13,907,543	$139	($1,866)	$1,866	$60,411	$157,983	($6,471)	$212,062

The accompanying notes are an integral part of these consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - Dollars in Thousands)

	SIX MONTHS ENDED
	JUNE 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$12,339	$16,194
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED FROM OPERATING ACTIVITIES:
Depreciation and Amortization	3,221	2,865
Provision for Loan Losses	1,475	1,100
Deferred income tax benefit	(506)	(1,415)
Mortgage loans originated for resale	(100,983)	(79,470)
Proceeds from Mortgage loan sales	102,360	76,446
Gain on sale of Mortgages	(359)	(645)
Proceeds from Bank Owned Life Insurance	—	(1,316)
Loss on sale of Securities	—	1,769
Other Real Estate Owned	(305)	—
Gain on sale of Other Real Estate Owned	(43)	—
Gain recorded from Mortgage Servicing Rights, net of amortization	178	186
Stock Based Compensation expense	187	81
Changes in Assets and Liabilities:
(Increase) decrease in Other Assets	(1,342)	3,745
Increase (decrease) in Other Liabilities	1,150	(1,046)

TOTAL ADJUSTMENTS	5,033	2,300

NET CASH PROVIDED FROM OPERATING ACTIVITIES	17,372	18,494

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal repayments of Securities Held to Maturity	28,374	4,227
Proceeds from maturities and principal repayments and sales of Securities Available For Sale	30,270	69,109
Purchase of Securities Available For Sale	(10,502)	—
Net change in Federal Funds Sold and Short Term Investments	74,518	48,617
Redemption of Federal Home Loan Bank Stock	5,450	6,653
Net decrease (increase) in Loans	41,282	(3,651)
Cash paid for acquisition of CEA LLC	(2,097)	—
Investment in Bank Premises and Equipment	(2,893)	(2,029)
Proceeds from sale of OREO	233	—

NET CASH PROVIDED FROM INVESTING ACTIVITIES	164,635	122,926

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease)/ increase in Time Certificates of Deposits	(41,649)	40,030
Net increase/ (decrease) in Other Deposits	3,392	(68,163)
Net decrease/ (increase) in Federal Funds Purchased and Assets Sold Under Repurchase Agreements	(14,049)	1,432
Net decrease in Federal Home Loan Bank Borrowings	(73,913)	(77,058)
Net decrease in Treasury Tax and Loan Notes	(1,883)	(3,108)
Redemption of Junior Subordinated Debentures	(25,773)	—
Amortization/ write-off of issuance costs	922	44
Proceeds from exercise of stock options	429	1,019
Excess tax benefit related to equity award activity	43	223
Payments for purchases and retirements of Common Stock	(25,292)	(22,024)
Dividends paid	(4,799)	(4,767)

NET CASH USED IN FINANCING ACTIVITIES	(182,572)	(132,372)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(565)	9,048

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF PERIOD	62,773	66,289

CASH AND CASH EQUIVALENTS AS OF JUNE 30,	$62,208	$75,337

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the six months for:
Interest on deposits and borrowings	$31,893	$29,701
Income taxes	6,709	7,377
Noncash investing and financing activities:
Change in fair value of derivatives, net of tax and realized gains	718	1,668
Change in fair value of securities available for sale, net of tax and realized gains	(1,553)	(4,239)
Adjustments or reduction of amortization amounts recognized as a component of net periodic post retirement cost , net of tax	55	—
Cumulative Effect of Accounting Change (Adoption of FIN No. 48)	177	—
The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — BASIS OF PRESENTATION
     Independent Bank Corp. (the “Company”) is a state chartered, federally registered bank holding company headquartered in Rockland, Massachusetts, incorporated in 1985. The Company is the sole stockholder of Rockland Trust Company (“Rockland” or the “Bank”), a Massachusetts trust company chartered in 1907. The Company was the sponsor of Delaware statutory trusts named Independent Capital Trust III (“Trust III”), Independent Capital Trust IV (“Trust IV”), and is currently the sponsor of Independent Capital Trust V (“Trust V”), each of which were formed to issue trust preferred securities.
     The proceeds which the Company derived from Trust V were used on December 31, 2006 and April 30, 2007 to redeem all of the outstanding trust preferred securities of Trust III and Trust IV respectively. Trust III and IV have been dissolved. Trust V is not included in the Company’s consolidated financial statements.
     As of June 30, 2007 the Bank had the following corporate subsidiaries, all of which were wholly-owned by the Bank and were included in the Company’s consolidated financial statements:
•	Four Massachusetts security corporations, namely Rockland Borrowing Collateral Securities Corp., Rockland IMG Collateral Securities Corp., Rockland Deposit Collateral Securities Corp., and Taunton Avenue Securities Corp., which hold securities, industrial development bonds, and other qualifying assets;

•	Rockland Trust Community Development Corporation (the “Parent CDE”) which, in turn, has two wholly-owned corporate subsidiaries named Rockland Trust Community Development LLC (“RTC CDE I”) and Rockland Trust Community Development Corporation II (“RTC CDE II”). The Parent CDE, CDE I, and CDE II were all formed to qualify as community development entities under federal New Markets Tax Credit Program criteria; and,

•	Compass Exchange Advisors LLC, which provides like-kind exchange services pursuant to section 1031 of the Internal Revenue Code.
     All material intercompany balances and transactions have been eliminated in consolidation. When necessary, certain amounts in prior period’s financial statements have been reclassified to conform to the current period presentation.
     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included. Operating results for the quarter ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007 or any other interim period. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission.
NOTE 2- STOCK BASED COMPENSATION
     On April 17, 2007 the Company granted 5,200 restricted stock awards from the 2006 Non-Employee Director Stock Plan to certain directors of the Company and/or the Bank. The restricted stock awards have been determined to have a fair value of $31.57 per share. The Company measured the fair market value of the awards based on the average of the high price and low price at which the Company’s common stock traded on the date of grant. The restricted stock awards vest at the end of a five year period.
     On February 15, 2007 the Company awarded 133,000 options from the 2005 Employee Stock Plan to certain officers of the Company and/or the Bank. The expected volatility, expected life, expected dividend yield, and expected risk free interest rate for this grant used to determine their fair value were determined on February 15, 2007 and were 30%, 6.5 years, 1.95%, and 4.68%, respectively. The options have been determined to have a fair value of $10.51 per share.
     On April 18, 2006 the Company granted 10,000 options and 5,200 restricted stock awards from the 2006 Non-Employee Director Stock Plan to certain directors of the Company and/or the Bank. The expected volatility, expected life, expected dividend yield, and expected risk free interest rate for this grant of options used to determine their fair value were determined on April 18, 2006 and were 27%, 4 years, 2.36%, and 4.86%, respectively. The options have been determined to have a fair value of $7.30 per share. The restricted stock awards have been determined to have a fair value of $32.23 per share. The Company measured the fair value of the restricted awards based on the average of the high price and low price at which the Company’s common stock traded on the date of grant. The restricted stock awards vest at the end of a five year period.
NOTE 3 - RECENT ACCOUNTING DEVELOPMENTS
Accounting Pronouncements Adopted in the First Six Months of 2007
     FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes” In June 2006, the FASB issued FIN 48, an interpretation of SFAS No. 109, “Accounting for Income Taxes,” in order to add clarity to the accounting for uncertainty in income taxes recognized in a Company’s financial statements. The interpretation requires that only tax positions that are more likely than not to be sustained upon a tax examination are to be recognized in a Company’s financial statements to the extent that the benefit has a greater than 50% likelihood of being recognized. The differences that arise between the amounts recognized in the financial statements and the amounts recognized in the tax return will lead to an increase or decrease in current taxes, an increase or decrease to the deferred tax asset or deferred tax liability, respectively, or both. FIN 48 is effective for fiscal years beginning after December 15, 2006 with early application encouraged if interim financial statements have not yet been issued. Upon the adoption of FIN 48 the Company recognized a $177,000 decrease in the liability for unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007 balance of retained earnings.
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
NOTE 4 - EARNINGS PER SHARE
     Basic earnings per share (“EPS”) are calculated by dividing net income by the weighted average number of common shares (excluding shares of unvested restricted stock) outstanding before any dilution during the period. Diluted earnings per share have been calculated in a manner similar to that of basic earnings per share except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares (such as those resulting from the exercise of stock options and unvested restricted stock awards) were issued during the period, computed using the treasury stock method.
     Earnings per share consisted of the following components for the three and six months ended June 30, 2007 and 2006:

For the Three Months Ended June 30,	Net Income
	2007	2006
	(Dollars in Thousands)
Net Income	$5,714	$8,290

	Weighted Average
	Shares
	2007	2006
Basic EPS	14,101,468	14,999,127
Effect of dilutive securities	129,796	162,747

Diluted EPS	14,231,264	15,161,874

	Net Income
	Per Share
	2007	2006
Basic EPS	$0.41	$0.55
Effect of dilutive securities	$0.01	$0.00

Diluted EPS	$0.40	$0.55

For the Six Months Ended June 30,	Net Income
	2007	2006
	(Dollars in Thousands)
Net Income	$12,339	$16,194

	Weighted Average
	Shares
	2007	2006
Basic EPS	14,282,226	15,159,252
Effect of dilutive securities	146,097	159,472

Diluted EPS	14,428,323	15,318,724

	Net Income
	Per Share
	2007	2006
Basic EPS	$0.86	$1.07
Effect of dilutive securities	$0.00	$0.01

Diluted EPS	$0.86	$1.06

     For the three months ended June 30, 2007, there were 342,592 options to purchase common stock and 3,626 shares of restricted stock excluded from the calculation of diluted earnings per share because they were anti-dilutive. For the six months ended June 30, 2007, there were 274,907 options to purchase common stock and no shares of restricted stock excluded from the calculation of diluted earnings per share because they were anti-dilutive. For the three and six months ended June 30, 2006, there were 168,732 and 208,442, respectively, options to purchase common stock excluded from the calculation of diluted earnings per share because they were anti-dilutive. For the three and six months ended June 30, 2006, there were 325 and 1,635 shares of restricted stock excluded from the calculation of diluted earnings per share because they were anti-dilutive.

NOTE 5- COMMON STOCK REPURCHASE PROGRAM
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
     On December 14, 2006, the Company’s Board of Directors approved another common stock repurchase program. Under the program, which was effective immediately, the Company is authorized to repurchase up to 1,000,000 shares, or approximately 7%, of the Company’s outstanding common stock. The Company placed no deadline on the repurchase program, but expects to make open market or privately negotiated purchases from time to time. The timing and amount of stock repurchases will depend upon market conditions, securities law limitations, and other corporate considerations. The repurchase program may be modified, suspended, or terminated by the Board of Directors at any time. During the quarter ended June 30, 2007, the Company repurchased 393,900 shares of common stock at a weighted average share price of $30.32. For the year to date period ending June 30, 2007 the Company repurchased 805,747 shares of common stock with at a weighted average price of $31.39.

NOTE 6- EMPLOYEE BENEFITS
POST RETIREMENT BENEFITS AND SUPPLEMENTAL EXECUTIVE RETIREMENT PLANS
     The following table illustrates the status of the post-retirement benefit plan and supplemental executive retirement plans (“SERPs”) as of June 30, for the periods presented:
Components of Net Periodic Benefit Cost

	Post Retirement Benefits		SERPs
	Three months ended June 30,
	2007	2006	2007	2006
	(Unaudited - Dollars in Thousands)
Service cost	$22	$23	$50	$50
Interest cost	18	18	37	34
Amortization of transition obligation	9	8	—	—
Amortization of prior service cost	3	3	10	10
Recognized net actuarial (gain)/loss	—	—	(1)	(1)

Net periodic benefit cost	$52	$52	$96	$93

	Post Retirement Benefits		SERPs
	Six months ended June 30,
	2007	2006	2007	2006
	(Unaudited - Dollars in Thousands)
Service cost	$45	$46	$154	$99
Interest cost	36	36	80	68
Amortization of transition obligation	17	17	—	—
Amortization of prior service cost	6	6	20	21
Recognized net actuarial (gain)/loss	—	—	(2)	(2)

Net periodic benefit cost	$104	$105	$252	$186

     Included in the SERP net periodic benefit cost above is an additional $60,000 accrued during the first quarter of 2007 associated with the early retirement of an executive.
     The Company previously disclosed in its financial statements for the fiscal year ended December 31, 2006 that it expected to contribute $59,000 to its post retirement benefit plan and $113,000 to its SERPs in 2007 and presently anticipates making these contributions. For the three months ended June 30, 2007, $10,000 and $28,000 of contributions have been made to the post retirement benefit plan and the SERPs, respectively. For the six months ended June 30, 2007, $21,000 and $60,000 of contributions have been made to the post retirement benefit plan and the SERPs, respectively.
     Not included in the above summary are the components of net periodic benefit cost for the noncontributory defined benefit pension plan administered by Pentegra (“the Fund”). The Fund does not segregate the assets or liabilities of all participating employers and, accordingly, disclosure of accumulated vested and non-vested benefits is not possible. The pension plan year is July 1st through June 30th. Contributions for the 2006-2007 plan year were all paid in 2006. It has not yet been determined what pension expense is expected to be related to the

2007-2008 plan year. $355,000 and $709,000 of pension expense has been recognized during the three and six months ended June 30, 2007 for the 2006-2007 plan year.
NOTE 7 - REPURCHASE AGREEMENTS
     Both wholesale and retail repurchase agreements are collateralized by mortgage-backed securities and U.S. Government enterprises. At June 30, 2007, the Company had no securities of repurchase agreements outstanding with third party brokers and $94.2 million of customer repurchase agreements outstanding. The related securities are included in the securities available for sale portfolio.
NOTE 8 - COMPREHENSIVE INCOME
     Information on the Company’s comprehensive income, presented net of taxes, is set forth below for the three and six months ended June 30, 2007 and 2006 .
Comprehensive income (loss) is reported net of taxes, as follows:
(Unaudited - Dollars in Thousands)

	FOR THE THREE		FOR THE SIX
	MONTHS ENDED		MONTHS ENDED
	JUNE 30,		JUNE 30,
	2007	2006	2007	2006
Net Income	$5,714	$8,290	$12,339	$16,194

Other Comprehensive Income/(Loss), Net of Tax:

Decrease in fair value of securities available for sale, net of tax of $1,242 and $980 for the three months ended June 30, 2007 and 2006, respectively, and $769 and $3,260 for the six months ended June 30, 2007 and 2006, respectively.	(2,296)	(1,593)	(1,553)	(5,371)

Less: reclassification adjustment for realized losses included in net income, net of tax of $637 for the six months ended June 30, 2006.	—	—	—	1,132

Net change in fair value of securities available for sale, net of tax of $1,242 and $980 for the three months ended June 30, 2007 and 2006, respectively, and $769 and $2,623 for the six months ended June 30, 2007 and 2006, respectively.	(2,296)	(1,593)	(1,553)	(4,239)

Increase in fair value of derivatives, net of tax of $936 and $678 for the three months ended June 30, 2007 and 2006, respectively, and $623 and $1,462 for the six months ended June 30, 2007 and 2006, respectively.	1,293	937	860	2,019

Less: reclassification of realized gains on derivatives, net of tax of $26 and $77 for the three months ended June 30, 2007 and 2006, respectively, and $103 and $254 for the six months ended June 30, 2007 and 2006, respectively	(36)	(107)	(142)	(351)

Net change in fair value of derivatives, net of tax of $910 and $601 for the three months ended June 30, 2007 and 2006, respectively, and $520 and $1,208, for the six months ended June 30, 2007 and 2006, respectively.	1,257	830	718	1,668

Adjustments or reduction of amounts not yet recognized as a component of net periodic post retirement cost, net of tax of $20 for the three months ended June 30, 2007 and $40 for the six months ended June 30, 2007.	27	—	55	—

Other Comprehensive Loss, Net of Tax:	(1,012)	(763)	(780)	(2,571)

Comprehensive Income	$4,702	$7,527	$11,559	$13,623

NOTE 9 - UNCERTAINTY IN INCOME TAXES
     The Company adopted FASB Interpretation No. 48 (“FIN No. 48), “Accounting for Uncertainty in Income Taxes” on January 1, 2007. As a result of the implementation of FIN No. 48, the Company recognized a $177,000 decrease in the liability for unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007, balance of retained earnings.
     At January 1, 2007, after implementation of FIN No. 48, the Company had unrecognized tax benefits of approximately $760,000 largely related to certain deductions of interest expense, all of which if recognized would be recorded as a component of income tax expense therefore affecting the effective tax rate.
     The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and in the state of Massachusetts and various other states as required. The Company is subject to U.S. federal, state and local income tax examinations by tax authorities for the years 2003 to the present.
     Upon filing the 2006 returns in September of 2007 the income tax returns for 2003 will no longer be subject to income tax examinations and therefore the related uncertainties in income taxes will be realized.
     The Company recognizes interest accrued and penalties related to unrecognized tax benefits as income taxes. As of January 1, 2007 the Company had approximately $79,000 accrued for the payment of interest and penalties.
NOTE 10 - SUBSEQUENT EVENT
     As previously disclosed, Rockland Trust is the plaintiff in the pending federal court case commonly known as Rockland Trust Company v. Computer Associates International, Inc., United States District Court for the District of Massachusetts Civil Action No. 95-11683-DPW (the “CA Case”). At trial Computer Associates International, Inc. (“CA”) asserted that Rockland Trust owes CA at least approximately $1.1 Million.
     On July 24, 2007 the judge who is presiding over the CA Case informed the parties that he is “going to enter judgment for Computer Associates.” The judge, however, has not yet rendered a Final Judgment or any written opinion to describe the basis for his decision or the amount of any damages to be awarded.
     On August 1, 2007 the Company established a $1.4 Million reserve for the CA Case, effective as of June 30, 2007. While the final outcome of the CA Case may differ from the $1.4 Million charge that the Company has recorded, the Company does not believe that the final outcome will have either an impact on its operations or any significant effect on its financial position.

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
     Although the Company believes that the expectations reflected in the Company’s forward-looking statements are reasonable, these statements involve risks and uncertainties that are subject to change based on various important factors (some of which are beyond the Company’s control). The following factors, among others, could cause the Company’s financial performance to differ materially from the Company’s goals, plans, objectives, intentions, expectations and other forward-looking statements:
•	a weakening in the strength of the United States economy in general and the strength of the regional and local economies within the New England region and Massachusetts which could result in a deterioration of credit quality, a change in the allowance for loan losses, or a reduced demand for the Company’s credit or fee-based products and services;

•	adverse changes in the local real estate market, as most of the Company’s loans are concentrated in southeastern Massachusetts and Cape Cod and a substantial portion of these loans have real estate as collateral, could result in a deterioration of credit quality and an increase in the allowance for loan losses;

•	the effects of and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, could affect the Company’s business environment or affect the Company’s operations;

•	the effects of, any changes in, and any failure by the Company to comply with, tax laws generally and requirements of the federal New Markets Tax Credit program in particular could adversely affect the Company’s tax provision and its financial results;

•	inflation, interest rate, market and monetary fluctuations could reduce net interest income and could increase credit losses;

•	adverse changes in asset quality could result in increasing credit risk-related losses and expenses;

•	competitive pressures, including those pressures resulting from continued industry consolidation and the increase in non-banks providing financial services could intensify and affect the Company’s profitability;

•	a deterioration in the conditions of the securities markets could adversely affect the value or credit quality of the Company’s assets, the availability and terms of funding necessary to meet the Company’s liquidity needs, and the Company’s ability to originate loans;

•	the potential to adapt to changes in information technology could adversely impact the Company’s operations and require increased capital spending;

•	changes in consumer spending and savings habits could negatively impact the Company’s financial results; and

•	future acquisitions may not produce results at levels or within time frames originally anticipated and may result in unforeseen integration issues.
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
EXECUTIVE LEVEL OVERVIEW
     The Company’s results of operations are largely dependent on net interest income, which is the difference between the interest earned on loans and securities and interest paid on deposits and borrowings. The results of operations are also affected by the level of income/fees from loans, deposits, mortgage banking, and wealth management activities, as well as operating expenses, the provision for loan losses, the impact of federal and state income taxes, and the relative levels of interest rates and economic activity.
     During the second quarter of 2007 management continued to implement its strategy to alter the overall composition of the Company’s earning assets in order to focus resources in higher return segments. While net income of $5.7 million and earnings per share on a diluted basis of $0.40 for the second quarter of 2007 were down from $8.3 million, or 31.1%, and $0.15, or 27.3%, respectively, as compared to the same period in 2006, the net interest margin remains strong. The net interest margin for the second quarter of 2007 was 3.85% (which includes a write-off of debt issuance costs as interest expense of $907,000, contributing to a decrease in the margin of 15 basis points), as compared to a net interest margin of 3.84% for the first quarter of 2007 and 3.89% for the second quarter of 2006.
     The following graph shows the trend in the net interest margin versus the Federal Funds Rate for each quarter end beginning March 31, 2005 through June 30, 2007:

*	The Q4 2006 Net Interest Margin is normalized for the impact of the write-off of $995K of issuance costs to interest expense associated with the refinancing of higher rate trust preferred securities during the fourth quarter of 2006.

**	The Q2 2007 Net Interest Margin is normalized for the impact of the write-off of $907K of issuance costs to interest expense associated with the refinancing of higher rate trust preferred securities during the second quarter of 2007.
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
     Below is a graph showing the historical U.S. Treasury yield curve for the past four years for the period ending June 30. As the graph illustrates, the shape of the yield curve has changed dramatically over the past four years from a normal sloping yield curve into a relatively flat yield curve.

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
     The Company’s return on average assets and return on average equity were 0.85% and 10.44%, respectively, for the three month period ending June 30, 2007. The Company’s return on average assets and return on average equity were 1.14% and 14.90%, respectively, for the three month period ending June 30, 2006.
     A table describing the impact of certain items on the statements of income for the quarters and six months ending on June 30, 2007 and 2006 is set forth below:

     The following table summarizes the impact of non-core items recorded for the time periods indicated below:
Table of Impact of Non-core Items

	Quarter Ending June 30,
					Impact on Diluted
	Pretax Impact		Impact on Net Income		Earnings Per Share
	2007	2006	2007	2006	2007	2006
	(Dollars in Thousands, except per share amounts)
Net Interest Income Components
Write-Off of Debt Issuance Cost	$907	$—	$590	$—	$0.04	$—
Non-Interest Expense Components
Litigation Reserve	1,361	—	885	—	0.06	—

Total	$2,268	$—	$1,475	$—	$0.10	$—

	Year to Date Ending June 30,
					Impact on Diluted
	Pretax Impact		Impact on Net Income		Earnings Per Share
	2007	2006	2007	2006	2007	2006
		(Dollars in Thousands, except per share amounts)
Net Interest Income Components
Write-Off of Debt Issuance Cost	$907	$—	$590	$—	$0.04	$—
Non-Interest Income Components
Loss on Sale of Securities	—	1,769	—	1,150	—	0.08
BOLI Benefit Proceeds	—	(1,316)	—	(1,316)	—	(0.09)
Non-Interest Expense Components
Executive Early Retirement Costs	406	—	264	—	0.02	—
Litigation Reserve	1,361	—	885	—	0.06

Total	$2,674	$453	$1,739	$(166)	$0.12	$(0.01)

     Certain non-core items are included in the computation of earnings in accordance with generally accepted accounting principles (“GAAP”) in both 2007 and 2006 as indicated by the table above. In an effort to provide investors information regarding the Company’s results, the Company has disclosed in the tables above certain non-GAAP information, which management believes provides useful information to the investor. This information should not be viewed as a substitute for operating results determined in accordance with GAAP, nor is it necessarily comparable to non-GAAP information which may be presented by other companies.
     Non interest income grew by 11.3% and 16.1%, respectively, for this quarter and year to date as compared to the same periods in 2006. Leading the growth in non interest income is the Company’s Wealth Management product set, the aggregate revenues of which have grown by 27.9% and 30.6%, respectively, for the three and six month periods ending June 30, 2007 as compared to the same periods in 2006.
     Non interest expense has grown by 12.7% and 8.8% for the three and six month periods ending June 30, 2007 compared to the same periods in the prior year. The increase in expenses is partially attributable to early retirement costs of $406,000 recorded in the first quarter of 2007 as well as a charge of $1.4 million recorded in the second quarter of 2007 associated with the Computer Associates litigation reserve. See Item 1, Note 10-Subsequent Event, above. The remaining increase in expenses is driven by the investments made in the Company’s growth initiatives such as adding commercial lenders to its commercial business, costs associated with acquiring the 1031 like-kind exchange business, commissions connected with retail wealth management, and adding originators to the mortgage lending business.
     Management continues to focus on earning asset growth in the commercial and home equity lending segments, while de-emphasizing indirect auto, portfolio residential lending, and the securities portfolio. Loan growth during the second quarter of 2007 remained a challenge for the Company. The commercial loan growth has slowed due to a reduction of the development of real estate in the Company’s market area. However, the commercial pipeline remains strong and the Company continues to implement its New Market Tax Credit Lending program. Overall, year to date total business lending is up 1.0%.
     Consumer home equity loans have increased by $11.3 million, or 4.1%, since the year ended December 31, 2006. Residential real estate and consumer auto lending loan categories have decreased by $35.0 million, or 9.2%, and $28.0 million, or 13.5%, respectively from year end 2006. Overall growth in the loan portfolio is expected to be down by 3.0% by year-end.
     As the current interest rate environment is not conducive to maintaining or increasing the securities portfolio, the Company is permitting the securities portfolio to run-off and thereby decrease on both a relative basis (as a percent of earning assets) and an actual basis.
     The following pie charts depict the continuing shift in the composition of earning assets into the commercial, home equity, and small business banking lending as of June 30, 2007, 2006, and 2005.
     The following graph shows the decline in the Company’s securities portfolio on both an actual and relative basis from March 2006 into June 2007:

     Management is also focused on other initiatives and opportunities, some of which are described below:
•	For the second year in a row, the Company is engaged in a stock buyback program to return excess capital to the Company’s shareholders;

•	Adding new commercial bankers to facilitate commercial loan growth;

•	Increasing utilization of the second New Markets Tax Credit award to offer preferential rates and terms to businesses operating in economically distressed areas;

•	Increasing the number of net new household banking relationships;

•	Expanding fee income through organic growth of the wealth management business and offering new fee income services such as the 1031 like-kind exchange services offered by the Company’s new Compass Exchange Advisors (“CEA”) subsidiary;

•	Closely managing expenses, while we plan to open two new branches in 2007, we closed a location in the first half of 2007; and

•	Targeting expansion through opening new branches in selected markets and evaluating potential acquisition opportunities in the wealth management industry.
     Total deposits of $2.1 billion at June 30, 2007 decreased $38.3 million, or 1.8%, compared to December 31, 2006, due in part to the competitive pricing environment. The Company remains committed to deposit generation, with careful management of deposit pricing and selective deposit promotion, in an effort to control the Company’s cost of funds. In the current interest rate environment the Company is focused on pricing deposits for customer retention as well as core deposit growth and does not feel a need to aggressively grow non-core deposits to fund balance sheet growth.
     While net loan charge-offs were somewhat higher in the second quarter of 2007 than in the same period in 2006, they were still relatively low at an annualized rate of 16 basis points of average loans. Net charge-offs were 9 basis points of average loans on annualized basis at June 30, 2006. The allowance for loan losses increased to 1.35% of loans as compared to 1.32% at December 31, 2006. Nonperforming assets were $6.2 million at June 30, 2007, a decrease of $1.0 million from December 31, 2006. See Table 2- Nonperforming Assets/ Loans for detail on nonperforming assets.
     The following graph depicts the Company’s non-performing assets to total assets at the periods indicated:
     Some of the Company’s other highlights for the first six months of 2007 included:
o	Acquired Compass Exchange Advisors LLC on January 2, 2007.

o	Projecting a $25 million capital contribution, in the aggregate, during 2007 into RTC CDE II to continue implementation of the $45 million in tax credit allocation authority recently awarded under the New Markets Tax Credit Program.

o	Continued disciplined capital management, as reflected by the following:
▪	During the quarter ending June 30, 2007 the Company repurchased 393,900 shares of common stock with a weighted average price of $30.32. For the year to date period ending June 30, 2007 the Company repurchased 805,747 shares of common stock with a weighted average price of $31.39.

▪	The Bank redeemed all of its outstanding 8.375% Cumulative Trust Preferred Securities on April 30, 2007 which completed the refinancing plan of its Trust

Preferred Securities. The Company will benefit from the redemption with a savings of approximately $1.0 million in interest expense, on an annualized basis (the Company also wrote-off unamortized issuance costs associated with the debt of approximately $907,000 in April of 2007 upon redemption of these Trust Preferred Securities); and, by

▪	The quarterly dividend increased 6.3% to $0.17 per share, compared to second quarter 2006.
FINANCIAL POSITION
     Loan Portfolio Total loans decreased by $43.9 million, or 2.2%, during the six months ended June 30, 2007. The decreases were mainly in residential real estate which decreased in total by $37.6 million, or 9.5%, and the consumer-auto portfolio, which decreased by $28.0 million, or 13.5%. Partially offsetting these decreases were increases in the total commercial portfolio, which increased by $5.0 million, or 0.5%, the consumer-home equity portfolio of $11.3 million, or 4.1%, and in small business banking loans of $6.2 million, or 10.4%.
     The Bank’s commercial real estate portfolio, the Bank’s largest portfolio, is well-diversified with loans secured by a variety of property types, such as owner-occupied and non-owner-occupied commercial, retail, office, industrial, warehouse and other special purpose properties, such as hotels, motels, restaurants, and golf courses. Commercial real estate also includes loans secured by certain residential-related property types including multi-family apartment buildings, residential development tracts and, to a lesser extent, condominiums. The following pie chart shows the diversification of the commercial real estate portfolio as of June 30, 2007.

Commercial Real Estate Portfolio by Property Type
     The Bank considers a concentration of credit to a particular industry to exist when the aggregate credit exposure to a borrower, an affiliated group of borrowers or a non-affiliated group of borrowers engaged in one industry exceeds 10% of the Bank’s loan portfolio which includes direct, indirect or contingent obligations. As of June 30, 2007, loans made by the Company to the industry concentration of lessors of non-residential buildings constituted 10.9% of the Company’s total loan portfolio. All of these loans were performing at June 30, 2007.
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
     The following table sets forth a summary of certain delinquency information as of the dates indicated:

	Table 1 - Summary of Delinquency Information
	At June 30, 2007				At December 31, 2006
	60-89 days		90 days or more		60-89 days		90 days or more
	Number	Principal	Number	Principal	Number	Principal	Number	Principal
	of Loans	Balance	of Loans	Balance	of Loans	Balance	of Loans	Balance
	(Unaudited - Dollars in Thousands)
Commercial and Industrial	2	$323	5	$304	6	$1,173	6	$528
Commercial Real Estate	1	357	7	1,585	1	104	3	538
Commercial Construction	—	—	—	—	—	—	—	—
Business Banking	4	25	13	222	3	86	6	74
Residential Real Estate	2	101	2	1,142	4	621	3	1,409
Residential Construction	—	—	—	—	—	—	—	—
Consumer - Home Equity	3	145	7	373	1	16	7	345
Consumer - Auto	50	575	73	554	68	553	62	676
Consumer - Other	38	155	30	116	11	67	23	199

Total	100	$1,681	137	$4,296	94	$2,620	110	$3,769

     The Company’s total loan delinquency was 0.85% of total loans outstanding at June 30, 2007, as compared to 0.72% at December 31, 2006. Increases shown above in the 90 day category are contained primarily in the commercial real estate category. Management believes these loans are adequately collateralized.
     Nonaccrual Loans As permitted by banking regulations, consumer loans past due 90 days or more may continue to accrue interest. In addition, certain commercial, business banking, or real estate loans, including consumer home equity loans, that are generally more than 90 days past due may be kept on an accruing status if the loan is well secured and in the process of collection. As a general rule, commercial, business banking, or real estate loans, including consumer home equity loans, more than 90 days past due with respect to principal or interest are classified as nonaccrual loans. Income accruals are suspended on all nonaccrual loans and all previously accrued and uncollected interest is reversed against current income. Generally, a loan remains on nonaccrual status until it becomes current with respect to principal and interest (and in certain instances remains current for up to three months), when the loan is liquidated, or when the loan is determined to be uncollectible and it is charged-off against the allowance for loan losses.
     Nonperforming Assets Nonperforming assets are comprised of nonperforming loans, nonperforming securities and Other Real Estate Owned (“OREO”). Nonperforming loans consist of loans that are more than 90 days past due, but still accruing interest, and nonaccrual loans. OREO includes properties held by the Bank as a result of foreclosure or by acceptance of a deed in lieu of foreclosure. As of June 30, 2007, nonperforming assets totaled $6.2 million, a decrease of $1.0 million, or 14.0%, compared to December 31, 2006. The overall decrease in nonperforming assets is attributable mainly to decreases in nonperforming loans shown in the commercial and residential mortgage loan categories and in the commercial and industrial category. Nonperforming assets represented 0.23% of total assets at June 30, 2007 and 0.25% at December 31, 2006. The Bank had one property held as OREO totaling $305,000 and no nonperforming securities for the period ending June 30, 2007.

     Repossessed automobile loan balances continue to be classified as nonperforming loans, and not as other assets, because the borrower has the potential to satisfy the obligation within twenty days from the date of repossession (before the Bank can schedule disposal of the collateral). The borrower can redeem the property by payment in full at any time prior to the property’s disposal by the Bank. Repossessed automobile loan balances amounted to $567,000 $451,000 and $392,000 as of June 30, 2007, December 31, 2006, and June 30, 2006, respectively.
     The following table sets forth information regarding nonperforming assets held by the Company at the dates indicated.
Table 2 - Nonperforming Assets / Loans
(Unaudited - Dollars in Thousands)

	As of	As of	As of
	June 30,	December 31,	June 30,
	2007	2006	2006
Loans past due 90 days or more but still accruing
Consumer - Home Equity	$—	$—	$16
Consumer - Auto	243	252	298
Consumer - Other	67	137	69

Total	$310	$389	$383

Loans accounted for on a nonaccrual basis (1)
Commercial and Industrial	$301	$872	$322
Business Banking	343	74	80
Commercial Real Estate	2,014	2,346	2,801
Residential Real Estate	1,927	2,318	918
Consumer - Home Equity	373	358	—
Consumer - Auto	567	451	392
Consumer - Other	23	171	31

Total	$5,548	$6,590	$4,544

Total nonperforming loans	$5,858	$6,979	$4,927

Other real estate owned	$305	$190	$—

Total nonperforming assets	$6,163	$7,169	$4,927

Restructured loans	$—	$—	$—

Nonperforming loans as a percent of gross loans	0.30%	0.34%	0.24%

Nonperforming assets as a percent of total assets	0.23%	0.25%	0.17%

(1)	There were no restructured nonaccruing loans at June 30, 2007, December 31, 2006 and June 30, 2006.
     In the course of resolving nonperforming loans, the Bank may choose to restructure the contractual terms of certain commercial and real estate loans. Terms may be modified to fit the ability of the borrower to repay in line with its current financial status. It is the Bank’s policy to maintain restructured loans on nonaccrual status for approximately six months before management considers a restructured loan’s return to accrual status. At June 30, 2007, December 31, 2006 and June 30, 2006 the Bank had no restructured loans.
     Potential problem loans are any loans, which are not categorized as nonaccrual or non-performing loans and which are not considered troubled debt restructures, where known information about possible credit problems of the borrowers causes management to have concerns as to the ability of such borrowers to comply with present loan repayment terms. At

June 30, 2007 the Bank had fourteen potential problem loan relationships and at December 31, 2006 the Bank had fifteen potential problem loan relationships, which are not included in nonperforming loans. Outstanding balances on these loans totaled $23.7 million and $21.8 million at June 30, 2007 and December 31, 2006, respectively. At June 30, 2007, these problem loans continued to perform and the Company’s management actively monitors these loans and strives to minimize any possible adverse impact to the Bank.
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
     Interest income that would have been recognized for both the three months ended June 30, 2007, and June 30, 2006, if nonperforming loans at the respective dates had been performing in accordance with their original terms, approximated $34,000 and $52,000, respectively. Interest income that would have been recognized for both the six months ended June 30, 2007, and June 30, 2006, if nonperforming loans at the respective dates had been performing in accordance with their original terms, approximated $122,000 and $118,000, respectively. The actual amount of interest that was collected on these nonaccrual and restructured loans during the three months ended June 30, 2007 and June 30, 2006 and included in interest income was approximately $28,000 and $8,000, respectively. The actual amount of interest that was collected on these nonaccrual and restructured loans during the six months ended June 30, 2007 and June 30, 2006, including interest income, was approximately $94,000 and $47,000, respectively.
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
     Impairment is measured on a loan by loan basis for commercial, commercial real estate and construction, and selectively, for certain consumer, residential or home equity loans, by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Large groups of homogeneous loans are collectively evaluated for impairment. As such, the Bank does not typically identify individual loans within these groupings for impairment evaluation and disclosure.
     At June 30, 2007, impaired loans include all commercial real estate loans and commercial and industrial loans on nonaccrual status and other loans that have been categorized as impaired. Total impaired loans at June 30, 2007 and December 31, 2006 were $2.7 million and $3.6 million, respectively.

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
     As of June 30, 2007, the allowance for loan losses totaled $26.7 million, or 1.35%, of total loans as compared to $26.8 million, or 1.32%, of total loans at December 31, 2006. Based on management’s analysis, management believes that the level of the allowance for loan losses at June 30, 2007 is adequate.
     The following table summarizes changes in the allowance for loan losses and other selected loan data for the periods presented:

Table 3 - Summary of Changes in the Allowance for Loan Losses

	Quarter to Date
	June 30,	March 31,	December 31,	September 30,	June 30,
	2007	2007	2006	2006	2006
	(Unaudited - Dollars in Thousands)
Average loans	$1,987,156	$2,003,218	$2,032,331	$2,038,194	$2,051,032

Allowance for loan losses, beginning of period	$26,815	$26,815	$26,814	$26,811	$26,746
Charged-off loans:
Commercial and Industrial	133	334	45	—	—
Business Banking	178	93	234	69	49
Commercial Real Estate	—	—	—	—	—
Residential Real Estate	—	—	—	—	—
Commercial Construction	—	—	—	—	—
Residential Construction	—	—	—	—	—
Consumer - Home Equity	80	—	—	—	—
Consumer - Auto	324	420	498	469	292
Consumer - Other	189	276	211	262	158

Total charged-off loans	904	1,123	988	800	499

Recoveries on loans previously charged-off:
Commercial and Industrial	4	39	41	99	29
Business Banking	1	3	80	1	11
Commercial Real Estate	—	—	—	—	—
Residential Real Estate	—	—	—	—	—
Commercial Construction	—	—	—	—	—
Residential Construction	—	—	—	—	—
Consumer - Home Equity	—	—	—	—	—
Consumer - Auto	86	126	125	111	129
Consumer - Other	64	64	38	62	45

Total recoveries	155	232	284	273	214

Net loans charged-off	749	891	704	527	285
Provision for loan losses	584	891	705	530	350

Total allowance for loan losses, end of period	$26,650	$26,815	$26,815	$26,814	$26,811

Net loans charged-off as a percent of average total loans (annualized)	0.15%	0.18%	0.14%	0.10%	0.06%
Total allowance for loan losses as a percent of total loans	1.35%	1.34%	1.32%	1.31%	1.31%
Total allowance for loan losses as a percent of nonperforming loans	454.93%	364.65%	384.22%	390.99%	544.16%
Net loans charged-off as a percent of allowance for loan losses (annualized)	11.24%	13.29%	10.50%	7.86%	4.25%
Recoveries as a percent of charge-offs (annualized)	17.15%	20.66%	28.74%	34.13%	42.89%
     The allowance for loan losses is allocated to various loan categories as part of the Bank’s process of evaluating its adequacy. The amount of allowance allocated to these loan categories was $24.5 million at June 30, 2007, compared to $25.4 million at December 31, 2006. The distribution of allowances allocated among the various loan categories as of June 30, 2007 was categorically similar to the distribution as of December 31, 2006. Increases or decreases in the amounts allocated to each category, as compared to those shown as of December 31, 2006, generally, reflect changes in portfolio balances outstanding due to new loan originations, loans re-paid, changes in levels of credit line usage and the results of ongoing credit risk assessments of the loan portfolio.

     The following table sets for the allocation of the allowance for loan losses by loan category at the dates indicated. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which actual losses may occur. The total allowance is available to absorb losses from any segment of the loan portfolio.
Table 4 - Summary of Allocation of the Allowance for Loan Losses
(Unaudited - Dollars In Thousands)

	AT JUNE 30,		AT DECEMBER 31,
	2007		2006
		Percent of		Percent of
		Loans		Loans
	Allowance	In Category	Allowance	In Category
	Amount	To Total Loans	Amount	To Total Loans
Allocated Allowances:
Commercial and Industrial	$3,332	8.7%	$3,615	8.6%
Business Banking	1,037	3.3%	1,340	3.0%
Commercial Real Estate	13,160	37.9%	13,136	36.5%
Real Estate Construction	2,882	6.1%	2,955	6.3%
Real Estate Residential	517	18.0%	566	19.3%
Consumer - Home Equity	1,058	14.6%	1,024	13.7%
Consumer - Auto	1,786	9.0%	2,066	10.2%
Consumer - Other	742	2.4%	652	2.4%
Unallocated Allowance	2,136	NA	1,461	NA

Total Allowance for Loan Losses	$26,650	100.0%	$26,815	100.0%

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
     The other method used to allocate allowances for loan losses entails the assignment of allowance amounts to individual loans on the basis of loan impairment. Certain loans are evaluated individually and are judged to be impaired when management believes it is probable that the Bank will not collect all of the contractual interest and principal payments as scheduled in the loan agreement. Under this method, loans are selected for evaluation based upon a change in internal risk rating, occurrence of delinquency, loan classification or non-accrual status. A specific allowance amount is allocated to an impaired loan on the basis of: (a) the present value of anticipated future cash flows or on the loan’s observable fair market value or (b) the fair value of collateral if the loan is collateral dependent. Loans evaluated for impairment and the specific allowance assigned to these loans totaled $2.7 million and $0, respectively, at June 30, 2007 and $3.6 million and $414,000, respectively, at December 31, 2006. In addition, at June 30, 2007, there were $1.2 million of residential loans that were evaluated individually and assigned a specific allowance of $194,000.
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
     Due to the imprecise nature of the loan loss estimation process and ever changing conditions, these risk attributes may not be adequately captured in data related to the formula- based loan loss components used to determine allocations in the Bank’s analysis of the adequacy of the allowance for loan losses. Management, therefore, has established and maintains an unallocated allowance for loan losses. The amounts of the unallocated allowance were $2.1 million, $1.5 million, and $2.5 million at June 30, 2007, December 31, 2006, and December 31, 2005, respectively.
     The unallocated allowance was reduced at December 31, 2006 due to an incremental increase in the amount of allowance allocated towards the commercial loan portfolio. Certain commercial credit relationships were identified as classified in the third quarter of 2006, requiring greater allowance amounts based upon the application of standard loan loss allocation factors reflecting expected losses for classified loans. In light of the recognition of the incremental increase in risk for certain of these credit relationships, management elected to pursue its available options to exit these relationships during the latter half of 2006. It was the expectation of management that the disposition of these credit relationships might not require the entire allowance allocated to them by the use of the standard loss factor, pending the outcome of the bank’s exit strategy. Accordingly, as management was actively seeking to exit out of these relationships through its portfolio management practices, the unallocated allowance was reduced during the third and fourth quarters of 2006 as expectations related to these relationships improved. In the first half of 2007, substantive amounts of these higher-risk relationships were resolved, and removed from their respective loan categories. As a result, the unallocated allowance amount at June 30, 2007 was aligned more closely with its 2005 level.
     Management has deemed the current unallocated allowance level adequate based on a careful analysis of national and local economic conditions in conjunction with an evaluation of asset quality trends in the loan portfolio. The Massachusetts economy exhibited significant growth during the first quarter of 2007, outpacing national GDP growth according to the most recent data from local economic experts. Additionally, statewide growth is expected to remain robust over the next one to two quarters. The weak dollar has boosted exports statewide, especially in the technology and science-related sectors, and employment growth has remained strong. Within the bank’s loan portfolio, delinquency balances remained at acceptable levels, nonperforming asset balances decreased during the second quarter, and the level of charge-offs has slowed from the first quarter of 2007.
     Goodwill and Core Deposit Intangibles Goodwill and Core Deposit Intangibles (“CDI”) increased $1.9 million, or 3.4%, to $58.5 million at June 30, 2007 from December 31, 2006. Goodwill increased $2.1 million as a result of the asset acquisition of Compass Exchange Advisors LLC completed on January 2, 2007. In connection with that acquisition the Bank established a wholly-owned subsidiary known as Compass Exchange Advisors LLC (“CEA”). CEA offers qualified intermediary like-kind exchange services pursuant to Internal Revenue Code Section 1031 to corporate, institutional, and individual property owners.
     Core deposit intangibles decreased $161,000 due to normal amortization.
     Securities Securities decreased by $56.9 million, or 11.0%, during the six months ended June 30, 2007. This decrease resulted mainly from the call of securities and normal runoff in the portfolio. The ratio of securities to total assets as of June 30, 2007 was 17.3%, as compared to 18.3% at December 31, 2006 and 21.5% at June 30, 2006.
     Deposits Total deposits of $2.1 billion at June 30, 2007 decreased $38.3 million, or 1.8%, compared to December 31, 2006. The Company experienced an increase in core deposits of $3.4 million, or 0.2%, offset by a decrease in time deposits of $41.6 million, or 7.3%.
     Borrowings Total borrowings decreased $115.6 million, or 23.4%, from December 31, 2006 to $378.0 million at June 30, 2007, of which $25.8 million relates to the calling of the $25.0 million trust preferred securities as part of the Company’s trust preferred refinancing strategy. The remaining decrease is due to the excess cash flow from the securities portfolio and certain loan categories being used to decrease wholesale borrowing.
     Stockholders’ Equity Stockholders’ equity as of June 30, 2007 totaled $212.1 million, as compared to $229.8 million at December 31, 2006. Equity decreased due to stock repurchases of $25.3 million, dividends declared of $4.8 million, and the net change in the unrealized losses on securities of $1.6 million, offset by net income of $12.3 million, a net increase in the change in fair value of derivatives of $718,000, and stock option exercise proceeds of $429,000.
     Equity to Assets Ratio The ratio of equity to assets was 8.0% and 8.1% at June 30, 2007 and at December 31, 2006, respectively.
RESULTS OF OPERATIONS
     Summary of Results of Operations The Company’s results of operations are largely dependent on net interest income, which is the difference between the interest earned on loans and securities and interest paid on deposits and borrowings. The results of operations are also affected by the level of income/fees from loans, deposits, mortgage banking, and wealth management activities, as well as operating expenses, the provision for loan losses, the impact of federal and state income taxes, and the relative levels of interest rates and economic activity.
     The Company reported net income of $5.7 million, a $2.6 million, or 31.1% decrease, for the second quarter of 2007 as compared to the second quarter of 2006. Diluted earnings per share were $0.40 for the three months ended June 30, 2007, compared to $0.55 for the three months ended June 30, 2006. The Company reported net income of $12.3 million, a $3.9 million, or 23.8% decrease, for the six months ended June 30, 2007 as compared with the same period in 2006. Diluted earnings per share were $0.86 for the six months ended June 30, 2007, compared to $1.06 for the six months ended June 30, 2006.
Net Interest Income The amount of net interest income is affected by changes in interest rates and by the volume and mix of interest earning assets and interest bearing liabilities.
     On a fully tax equivalent basis, net interest income for the second quarter of 2007 decreased $2.4 million, or 9.2%, to $23.8 million, as compared to the second quarter of 2006. The Company’s net interest margin was 3.85% for the quarter ended June 30, 2007 as compared to 3.89% for the quarter ended June 30, 2006. The Company’s interest rate spread (the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities) was 3.17% for the second quarter of 2007, 18 basis points less than the comparable period in the prior year.
     The decrease in net interest income on a fully tax equivalent basis in the second quarter of 2007 compared with that of 2006 is primarily attributable to a smaller balance sheet and an increase in the cost of deposits. Additionally, the Company wrote off $907,000 of unamortized debt issuance costs upon redemption of $25.0 million of trust preferred securities in April 2007 which was realized as a component of interest expense on borrowings.
     The yield on earning assets was 6.45% for the quarter ending June 30, 2007, compared with 6.18% the same quarter ending in 2006. The average balance of securities has deliberately decreased by $170.1 million, or 26.5%, as compared with the prior year as management has decided not to reinvest the normal amortization of the securities in the current low interest rate environment. The average balance of loans decreased by $63.9 million, or 3.1%, and the yield on loans increased by 16 basis points to 6.83% for the second quarter of 2007 compared to 6.67% for the second quarter in 2006. This increase in the yield on earning assets is largely attributable to variable rate loans re-pricing higher with increases in the underlying rate index (e.g. LIBOR, Prime).
     During the second quarter of 2007, as compared to the same period in 2006, the average balance of interest-bearing liabilities decreased by $205.3 million, or 9.4%. The average cost of these liabilities increased to 3.29% compared to 2.83% in 2006. The write-off of the unamortized debt issuance costs represented 0.19% of the increase. The majority of the remaining increase in cost of funds is due to the cost of deposits primarily attributable to deposit competition.

     For the six months ending June 30, 2007 the cost of funds increased 53 basis points to 3.23% as compared to the same period in 2006 and the average balance decreased by $201.3 million. In addition to the contributors to the increase in cost of funds for the quarter ended June 30, 2007, the additional $25.7 million of junior subordinated debentures outstanding as part of the refinancing strategy of the trust preferred securities contributed to the higher cost of funds for the six month period ending June 30, 2007. On April 30, 2007, $25.8 million of 8.375% junior subordinated debentures were called (see Borrowings discussion above).
     The following tables present the Company’s daily average balances, net interest income, interest rate spread, and net interest margin for the three and six months ending June 30, 2007 and June 30, 2006. For purposes of the table and the following discussion, income from interest-earning assets and net interest income are presented on a fully-taxable equivalent basis by adjusting income and yields earned on tax-exempt interest received on loans to qualifying borrowers and on certain of the Company’s securities to make them equivalent to income and yields on fully-taxable investments, assuming a federal income tax rate of 35%.

Table 5 - Average Balance, Interest Earned/Paid & Average Yields
(Unaudited - Dollars in Thousands)

		INTEREST			INTEREST
	AVERAGE	EARNED/	AVERAGE	AVERAGE	EARNED/	AVERAGE
	BALANCE	PAID	YIELD/RATE	BALANCE	PAID	YIELD/RATE
FOR THE THREE MONTHS ENDED JUNE 30,	2007	2007	2007	2006	2006	2006
Interest-earning Assets:
Federal Funds Sold and Short Term Investments	$20,962	$289	5.51%	$4,005	$52	5.19%
Securities:
Trading Assets	1,647	9	2.19%	1,597	6	1.50%
Taxable Investment Securities (1)	418,893	4,975	4.75%	582,922	6,405	4.40%
Non-taxable Investment Securities (1)(2)	51,893	834	6.43%	58,036	1,018	7.02%

Total Securities:	472,433	5,818	4.93%	642,555	7,429	4.62%
Loans (1)	1,987,156	33,911	6.83%	2,051,032	34,177	6.67%

Total Interest-Earning Assets	$2,480,551	$40,018	6.45%	$2,697,592	$41,658	6.18%

Cash and Due from Banks	60,949			58,671
Other Assets	148,885			152,569

Total Assets	$2,690,385			$2,908,832

Interest-bearing Liabilities:
Deposits:
Savings and Interest Checking Accounts	$580,449	$1,994	1.37%	$560,402	$999	0.71%
Money Market	467,846	3,509	3.00%	520,827	3,505	2.69%
Time Deposits	522,282	5,313	4.07%	549,066	4,900	3.57%

Total interest-bearing deposits:	1,570,577	10,816	2.75%	1,630,295	9,404	2.31%
Borrowings:
Federal Home Loan Bank Borrowings	$238,246	$2,668	4.48%	$383,200	$4,165	4.35%
Federal Funds Purchased and Assets Sold Under Repurchase Agreement	99,300	733	2.95%	107,927	699	2.59%
Junior Subordinated Debentures	59,760	1,935	12.95%	51,546	1,117	8.67%
Other Borrowings	997	18	7.22%	1,216	13	4.28%

Total borrowings:	398,303	5,354	5.38%	543,889	5,994	4.41%

Total Interest-Bearing Liabilities	$1,968,880	$16,170	3.29%	$2,174,184	$15,398	2.83%

Demand Deposits	488,571			492,945

Other Liabilities	13,908			19,131

Total Liabilities	2,471,359			2,686,260
Stockholders’ Equity	219,026			222,572

Total Liabilities and Stockholders’ Equity	$2,690,385			$2,908,832

Net Interest Income		$23,848			$26,260

Interest Rate Spread (3)			3.17%			3.35%

Net Interest Margin (3)			3.85%			3.89%

Supplemental Information:
Total Deposits, including Demand Deposits	$2,059,148	$10,816		$2,123,240	$9,404
Cost of Total Deposits			2.10%			1.77%
Total Funding Liabilities, including Demand Deposits	$2,457,451	$16,170		$2,667,129	$15,398
Cost of Total Funding Liabilities			2.63%			2.31%

(1)	Investment Securities are at average fair value.

(2)	The total amount of adjustment to present interest income and yield on a fully tax-equivalent basis is $415 and $451 for the three months ended June 30, 2007 and 2006, respectively. Also, non-accrual loans have been included in the average loan category; however, unpaid interest on non-accrual loans has not been included for purposes of determining interest income.

(3)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities. Net interest margin represents annualized net interest income as a percent of average interest-earning assets.

Table 6 - Average Balance, Interest Earned/Paid & Average Yields
(Unaudited - Dollars in Thousands)

		INTEREST			INTEREST
	AVERAGE	EARNED/	AVERAGE	AVERAGE	EARNED/	AVERAGE
	BALANCE	PAID	YIELD/RATE	BALANCE	PAID	YIELD/RATE
FOR THE SIX MONTHS ENDED JUNE 30,	2007	2007	2007	2006	2006	2006
Interest-earning Assets:
Federal Funds Sold and Short Term Investments	$27,265	$733	5.38%	$6,914	$152	4.40%
Securities:
Trading Assets	1,669	23	2.76%	1,576	19	2.41%
Taxable Investment Securities (1)	433,625	10,377	4.79%	611,327	13,620	4.46%
Non-taxable Investment Securities (1)(2)	52,722	1,701	6.45%	59,777	2,049	6.86%

Total Securities:	488,016	12,101	4.96%	672,680	15,688	4.66%
Loans (2)	1,995,143	67,727	6.79%	2,047,030	66,975	6.54%

Total Interest-Earning Assets	$2,510,424	$80,561	6.42%	$2,726,624	$82,815	6.07%

Cash and Due from Banks	60,142			59,840
Other Assets	148,565			151,456

Total Assets	$2,719,131			$2,937,920

Interest-bearing Liabilities:
Deposits:
Savings and Interest Checking Accounts	$576,067	$3,794	1.32%	$567,135	$1,908	0.67%
Money Market	468,603	7,049	3.01%	533,091	6,852	2.57%
Time Deposits	540,289	11,067	4.10%	543,292	9,104	3.35%

Total interest-bearing deposits:	1,584,959	21,910	2.76%	1,643,518	17,864	2.17%
Borrowings:
Federal Home Loan Bank Borrowings	$245,471	$5,459	4.45%	$399,551	$8,331	4.17%
Federal Funds Purchased and Assets Sold Under Repurchase Agreement	102,483	1,585	3.09%	107,589	1,335	2.48%
Junior Subordinated Debentures	68,492	3,326	9.71%	51,546	2,235	8.67%
Other Borrowings	792	25	6.31%	1,329	28	4.21%

Total borrowings:	417,238	10,395	4.98%	560,015	11,929	4.26%

Total Interest-Bearing Liabilities	$2,002,197	$32,305	3.23%	$2,203,533	$29,793	2.70%

Demand Deposits	480,671			489,490

Other Liabilities	13,831			18,544

Total Liabilities	2,496,699			2,711,567
Stockholders’ Equity	222,432			226,353

Total Liabilities and Stockholders’ Equity	$2,719,131			$2,937,920

Net Interest Income		$48,256			$53,022

Interest Rate Spread (3)			3.19%			3.37%

Net Interest Margin (3)			3.84%			3.89%

Supplemental Information:
Total Deposits, including Demand Deposits	$2,065,630	$21,910		$2,133,008	$17,864
Cost of Total Deposits			2.12%			1.68%
Total Funding Liabilities, including Demand Deposits	$2,482,868	$32,305		$2,693,023	$29,793
Cost of Total Funding Liabilities			2.60%			2.21%

(1)	Investment Securities are at average fair value.

(2)	The total amount of adjustment to present interest income and yield on a fully tax-equivalent basis is $835 and $906 for the six months ended June 30, 2007 and 2006, respectively. Also, non-accrual loans have been included in the average loan category; however, unpaid interest on non-accrual loans has not been included for purposes of determining interest income.

(3)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities. Net interest margin represents annualized net interest income as a percent of average interest-earning assets.
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

Table 7 - Volume Rate Analysis

	Three Months Ended June 30,				Six Months Ended June 30,
	2007 Compared to 2006				2007 Compared to 2006
			Change				Change
	Change	Change	Due to		Change	Change	Due to
	Due to	Due to	Volume/	Total	Due to	Due to	Volume/	Total
	Rate	Volume	Rate	Change	Rate	Volume	Rate	Change
	(Unaudited - Dollars in Thousands)				(Unaudited - Dollars in Thousands)
Income on interest-earning assets:
Federal funds sold	$3	$220	$14	$237	$34	$447	$100	$581
Securities:
Taxable securities	518	(1,802)	(146)	(1,430)	1,009	(3,959)	(293)	(3,243)
Non-taxable securities (1)	(85)	(108)	9	(184)	(120)	(242)	14	(348)
Trading assets	3	—	—	3	3	1	—	4

Total Securities:	436	(1,910)	(137)	(1,611)	892	(4,200)	(279)	(3,587)
Loans (1) (2)	824	(1,064)	(26)	(266)	2,514	(1,698)	(64)	752

Total	$1,263	$(2,754)	$(149)	$(1,640)	$3,440	$(5,451)	$(243)	$(2,254)

Expense of interest-bearing liabilities:
Deposits:
Savings and Interest Checking accounts	$926	$36	$33	$995	$1,827	$30	$29	$1,886
Money Market	402	(357)	(41)	4	1,167	(829)	(141)	197
Time deposits	685	(239)	(33)	413	2,024	(50)	(11)	1,963

Total interest-bearing deposits:	2,013	(560)	(41)	1,412	5,018	(849)	(123)	4,046
Borrowings:
Federal Home Loan Bank borrowings	$127	$(1,576)	$(48)	$(1,497)	$555	$(3,213)	$(214)	$(2,872)
Federal funds purchased and assets sold under repurchase agreements	98	(56)	(8)	34	329	(63)	—	266
Junior Subordinated Debentures	552	178	88	818	268	735	88	1,091
Other Borrowings	9	(2)	(2)	5	14	(11)	(6)	(3)

Total borrowings:	786	(1,456)	30	(640)	1,166	(2,552)	(132)	(1,518)

Total	$2,799	$(2,016)	$(11)	$772	$6,184	$(3,401)	$(255)	$2,528

Change in net interest income	$(1,536)	$(738)	$(138)	$(2,412)	$(2,744)	$(2,050)	$12	$(4,782)

(1)	The total amount of adjustment to present income and yield on a fully tax-equivalent basis is $415 and $451 for the three months ended June 30, 2007 and 2006, respectively, and is $835 and $906 for the six months ended June 30, 2007 and 2006, respectively.

(2)	Loans include portfolio loans, loans held for sale and nonperforming loans; however unpaid interest on nonaccrual loans has not been included for purposes of determining interest income.
     Provision For Loan Losses The provision for loan losses represents the charge to expense that is required to maintain an adequate level of allowance for loan losses. Management’s periodic evaluation of the adequacy of the allowance considers past loan loss experience, known and inherent risks in the loan portfolio, adverse situations which may affect the borrowers’ ability to repay, the estimated value of the underlying collateral, if any, and current economic conditions. Substantial portions of the Bank’s loans are secured by real estate in Massachusetts. Accordingly, the ultimate collectibility of a substantial portion of the Bank’s loan portfolio is susceptible to changes in property values within the state.
     The provision for loan losses increased to $584,000 and $1.5 million for the three and six months ended June 30, 2007, respectively, compared with the $350,000 and $1.1 million reported in the comparable year-ago period. The increase in the level of loan loss provisions is due to increased charge-offs and nonperforming loans slightly offset by the decline in the loan portfolio.
     The ratio of the allowance for loan losses to total loans increased to 1.35% at June 30, 2007 from 1.32% at December 31, 2006 and 1.31% at June 30, 2006. The allowance for loan losses at June 30, 2007 was 454.93% of nonperforming loans, as compared to 384.22% at December 31, 2006 and 544.16% at June 30, 2006.
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
     Non-Interest Income Non-interest income increased by $817,000, or 11.3%, and by $2.2 million, or 16.1%, during the three and six months ended June 30, 2007, respectively, as compared to the same period in the prior year.
     Service charges on deposit accounts decreased by $34,000, or 1.0%, and by $42,000, or 0.6%, for the three and six months ended June 30, 2007, as compared to the same periods in 2006.
     Wealth management revenue increased by $476,000, or 27.9%, and $935,000, or 30.6%, for the three and six months ended June 30, 2007, compared to the same period in 2006. Investment management income increased by $257,000, or 16.9%, and $541,000, or 19.5%, for the three and six months ended June 30, 2007. Assets under administration at June 30, 2007 were $895.9 million, an increase of $180.1 million, or 25.2%, as compared to June 30, 2006. Retail wealth management revenue improved by $219,000, or 117.2%, and $394,000, or 141.4%, for the three and six months ended June 30, 2007, due to a change in the model of annuities and mutual funds origination and an increase in sales.
     Mortgage banking income increased by $170,000, or 26.2%, and $126,000, or 8.6%, for the three and six months ended June 30, 2007, as compared to the same period in 2006. The balance of the mortgage servicing asset was $2.3 million and loans serviced amounted to $270.5 million as of June 30, 2007. The increase in mortgage banking income for both the three and six month periods in 2007 is mainly attributable to the premiums received on loans sold with servicing released.
     Bank owned life insurance (“BOLI”) income decreased $79,000, or 15.6%, and $1.3 million, or 59.3%, for the three and six months ended June 30, 2007 as compared to the same period ended June 30, 2006. The decrease in the six month period is due to the $1.3 million tax exempt BOLI death benefit proceeds realized during the first quarter of 2006.
     There were no gains or losses on the sale of securities during the second quarter of 2007 or 2006 and no gain or losses on the sale of securities were recorded during the first six months of 2007. A $1.8 million loss on the sale of securities was recorded in the first quarter of 2006 reflecting a loss for the six months ended June 30, 2006.
     Other non-interest income increased by $284,000, or 35.6%, and $737,000, or 44.6%, for the three and six months ended June 30, 2007, as compared to the same period in 2006, largely attributable to the revenue associated with the new 1031 deferred exchange business.
     Non-Interest Expense Non-interest expense increased by $2.6 million, or 12.7%, and $3.6 million, or 8.8%, for the three and six months ended June 30, 2007, as compared to the same period in 2006.
     Salaries and employee benefits increased by $941,000, or 7.8%, and $2.2 million, or 9.3%, for the three and six months ended June 30, 2007, as compared to the same period in 2006. Included in salaries and benefits are executive early retirement costs amounting to $406,000 recorded in the first quarter of 2007. The remaining increase in salaries and benefits is attributable to annual merit increases, the Compass Exchange Advisors acquisition at the beginning of 2007, commissions, and other new hires to support growth initiatives.
     Occupancy and equipment related expense increased by $81,000, or 3.2%, and decreased by $78,000, or 1.5%, for the three and six months ending June 30, 2007, as compared to the same period in 2006.
     Data processing and facilities management increased by $166,000, or 16.0%, and $194,000, or 9.3%, for the three and six month periods ending June 30, 2007, respectively, as compared to the same periods in 2006. The increases are largely due to the outsourcing of the Bank’s computer support in the second quarter of 2006.
     Other non-interest expense increased by $1.4 million, or 28.6%, and increased $1.3 million, or 12.8%, for the three and six months ended June 30, 2007, as compared to the same period in the prior year. The increase for both the three and six month periods is due to the $1.4 Million charge described above in Item 1, Note 10 – Subsequent Event.
     Income Taxes For the quarters ending June 30, 2007 and June 30, 2006, the Company recorded combined federal and state income tax provisions of $1.9 million and $4.7 million, respectively. These provisions reflect effective income tax rates of 25.0% and 31.1% for the quarters ending June 30, 2007 and June 30, 2006, respectively. The decrease in the effective tax rate is mainly attributable to additional new markets tax credits being recognized in 2007 (see below for more information).
     The tax effects of all income and expense transactions are recognized by the Company in each year’s consolidated statements of income regardless of the year in which the transactions are reported for income tax purposes.
     During the second quarter of 2004, the Company announced that one of its subsidiaries (a Community Development Entity, or “CDE,” described above as RTC CDE I), had been awarded $30.0 million in tax credit allocation authority under the New Markets Tax Credit (“NMTC”) program of the United States Department of Treasury. During 2006, the Company, through another of its CDE subsidiaries described above as RTC CDE II, was awarded an additional $45.0 million in tax credit allocation authority under the New Markets Tax Credit program.
     In both 2004 and 2005, the Bank invested $15.0 million during each year from the first $30.0 million award into RTC CDE I. During the first six months of 2007 the Bank invested $13.0 million into RTC CDE II to provide it with the capital necessary to begin assisting qualified businesses in low-income communities throughout its market area. The Company plans to invest an additional $12.0 million during 2007 and therefore has recognized the related credits in its effective tax rate. Based upon the Bank’s total $43.0 million investment in RTC CDE I and RTC CDE II and a planned additional $12.0 million investment to be made in 2007, it is eligible to receive tax credits over an eight year period totaling 39.0% of its investment, or $21.5 million. The Company recognized a $1.5 million benefit of these tax credits for the six months ending June 30, 2007, of which $1.3 million relates to investments made to date and the remainder recognized through the effective tax rate based upon the expected additional $12.0 million investment to be made in CDE II during 2007. A $750,000 tax credit benefit was recognized for the six months ending June 30, 2006. The following table details the remaining expected tax credit recognition by year based upon the two $15.0 million investments made in 2004 and 2005, the $13.0 million investment made in the first six months of 2007 and the planned additional $12.0 million investment to be made in 2007.

Table 8 - New Markets Tax Credit Recognition Schedule
(Dollars in Thousands)

											Remaining
											Total
			January - June	July - December							(including	Recognized In	Total
Investment			2007	2007	2008	2009	2010	2011	2012	2013	current year)	Prior Periods	Credits
2004	$15M		$450	$450	$900	$900	$900	$—	$—	$—	$3,600	$2,250	$5,850
2005	$15M		$375	$375	$900	$900	$900	$900	$—	$—	$4,350	$1,500	$5,850
2007	$25M	(1)	$625	$625	$1,250	$1,250	$1,500	$1,500	$1,500	$1,500	$9,750	$—	$9,750

Total	$55M		$1,450	$1,450	$3,050	$3,050	$3,300	$2,400	$1,500	$1,500	$17,700	$3,750	$21,450

(1)	At June 30, 2007 $13M of the $25M has been invested.
     Return on Average Assets and Equity The annualized consolidated returns on average equity and average assets for the three months ended June 30, 2007 were 10.44% and 0.85%, respectively, compared to 14.90% and 1.14% reported for the same period last year. For the six months ended June 30, 2007, annualized consolidated returns on average equity and were 11.09% and 0.91%, respectively, compared to 14.31% and 1.10% for the six months ended June 30, 2006.
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
     At June 30, 2007 and December 31, 2006 the Company had interest rate swaps and interest rate caps designated as “cash flow” hedges. The purpose of these swaps is to hedge the variability in the cash outflows of LIBOR-based borrowings attributable to changes in interest rates. The table below shows interest rate derivatives the Company held as of June 30, 2007 and December 31, 2006:
Table 9 - Interest Rate Derivatives
As of June 30, 2007

					Receive		Pay Fixed
	Notional	Trade	Effective	Maturity	(Variable)	Current Rate	Swap Rate/	Market Value
	Amount	Date	Date	Date	Index	Received	Cap Strike Rate	at June 30, 2007
	(Dollars in Thousands)
Interest Rate Swaps
	$35,000	18-Jan-05	20-Jan-05	20-Jan-10	3 Month LIBOR	5.36%	4.06%	$1,018
	$25,000	16-Feb-06	28-Dec-06	28-Dec-16	3 Month LIBOR	5.36%	5.04%	$927
	$25,000	16-Feb-06	28-Dec-06	28-Dec-16	3 Month LIBOR	5.36%	5.04%	$923

Total	$85,000						Total	$2,868

Interest Rate Caps
	$100,000	27-Jan-05	31-Jan-05	31-Jan-08	3 Month LIBOR	5.36%	4.00%	$768

Grand Total	$185,000						Grand Total	$3,636

As of December 31, 2006

					Receive		Pay Fixed
	Notional	Trade	Effective	Maturity	(Variable)	Current Rate	Swap Rate/	Market Value
	Amount	Date	Date	Date	Index	Received	Cap Strike Rate	at December 31, 2006
	(Dollars in Thousands)
Interest Rate Swaps
	$25,000	16-Jan-04	21-Jan-04	21-Jan-07	3 Month LIBOR	5.37%	2.49%	$47
	$35,000	18-Jan-05	20-Jan-05	20-Jan-10	3 Month LIBOR	5.37%	4.06%	$936
	$25,000	16-Feb-06	28-Dec-06	28-Dec-16	3 Month LIBOR	5.36%	5.04%	$82
	$25,000	16-Feb-06	28-Dec-06	28-Dec-16	3 Month LIBOR	5.36%	5.04%	$89

Total	$110,000						Total	$1,154

Interest Rate Caps
	$100,000	27-Jan-05	31-Jan-05	31-Jan-08	3 Month LIBOR	5.38%	4.00%	$1,284

Grand Total	$210,000						Grand Total	$2,438

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
     The following table set forth the fair value of residential mortgage loan commitments and forward sales agreements at the periods indicated:
Table 10 - Fair Value of Residential Mortgage Loan Commitments and Forward Sales Agreements

	Fair Value At
	June 30,	December 31,	June 30,
	2007	2006	2006
	(Dollars in Thousands)
Residential Mortgage Loan Commitments	$148	$93	$122
Forward Sales Agreements	$158	$60	$107

	Change for the Six Months
	Ended June 30,
	2007	2006
Residential Mortgage Loan Commitments	$54	$14
Forward Sales Agreements	$98	$129

Total Change in Fair Value	$152	$143

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
     The following table sets forth the estimated effects on the Company’s net interest income over a 12-month period following the indicated dates in the event of the indicated increases or decreases in market interest rates:
Table 11 - Interest Rate Sensitivity

	200 Basis Point	200 Basis Point
	Rate Increase	Rate Decrease
June 30, 2007	(2.49%)	0.39%
June 30, 2006	(1.76%)	(0.55%)
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

     The most significant factors affecting market risk exposure of the Company’s net interest income during the second quarter of 2007 were (i) changes in the composition and prepayment speeds of mortgage assets and loans, (ii) the shape of the U.S. Government securities and interest rate swap yield curve, (iii) the level of U.S. prime interest rates, and (iv) the level of rates paid on deposit accounts.
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
     The Bank utilizes its extensive branch network to access retail customers who provide a stable base of in-market core deposits. These funds are principally comprised of demand deposits, interest checking accounts, savings accounts, and money market accounts. Deposit levels are greatly influenced by interest rates, economic conditions, and competitive factors. The Bank has also established repurchase agreements with major brokerage firms as potential sources of liquidity. At June 30, 2007, the Company had no outstanding repurchase agreements. In addition to agreements with brokers, the Bank also had customer repurchase agreements outstanding amounting to $94.2 million at June 30, 2007. As a member of the Federal Home Loan Bank, the Bank has access to approximately $615.3 million of borrowing capacity. On June 30, 2007, the Bank had $231.2 million outstanding in FHLB borrowings.
     The Company, as a separately incorporated bank holding company, has no significant operations other than serving as the sole stockholder of the Bank. Its commitments and debt service requirement, at June 30, 2007, consist of $51.5 million junior subordinated debentures, including accrued interest, issued to an unconsolidated subsidiary Independent Capital Trust V, in connection with the issuance of variable rate (LIBOR plus 1.48%) Capital Securities due in 2037, for which the Company has locked in a fixed rate of interest of 6.52% for 10 years through an interest rate swap. The Company called the junior subordinated debentures issued to Independent Capital Trust IV in April 2007. The Company’s only obligations relate to its reporting obligations under the Securities and Exchange Act of 1934, as amended and related expenses as a publicly traded company. The Company funds virtually all expenses through dividends paid by the Bank.
     The Company actively manages its liquidity position under the direction of the Asset/Liability Management Committee. Periodic review under prescribed policies and procedures is intended to ensure that the Company will maintain adequate levels of available funds. At June 30, 2007, the Company’s liquidity position was well above policy guidelines. Management believes that the Bank has adequate liquidity available to respond to current and anticipated liquidity demands.
     Capital Resources and Dividends The Federal Reserve Board, the Federal Deposit Insurance Corporation, and other regulatory agencies have established capital guidelines for banks and bank holding companies. Risk-based capital guidelines issued by the federal regulatory agencies require banks to meet a minimum Tier 1 risk-based capital ratio of 4.0% and a total risk-based capital ratio of 8.0%. At June 30, 2007, the Company had a Tier 1 risk-based capital ratio of 10.40% and a total risk-based capital ratio of 11.65%. The Bank had a Tier 1 risk-based capital ratio of 10.51% and a total risk-based capital ratio of 11.76% as of the same date.
     A minimum requirement of 4.0% Tier 1 leverage capital is also mandated. On June 30, 2007, the Company and the Bank had Tier 1 leverage capital ratios of 7.94% and 8.03%, respectively.
     On June 21, 2007 the Company’s Board of Directors declared a cash dividend of $0.17 per share, a 6.3% increase from December 2006, to stockholders of record as of the close of business on June 26, 2007. This dividend was paid on July 6, 2007. On an annualized basis, the dividend payout ratio amounted to 32.66% of the trailing four quarters’ earnings.
     Contractual Obligations, Commitments, Contingencies, and Off-Balance Sheet Financial Instruments The Company has entered into contractual obligations and commitments and off-balance sheet financial instruments. The following tables summarize the Company’s contractual cash obligation and other commitment and off-balance sheet financial instruments at June 30, 2007:
Table 12 - Contractual Obligations, Commitments and Off-Balance Sheet Financial Instruments by Maturity
(Unaudited - Dollars in Thousands)

	Payments Due - By Period
		Less than	One to	Four to	After
Contractual Obligations	Total	One Year	Three Years	Five Years	Five Years
FHLB advances (1)	$231,215	$161,092	$6	$70,006	$111
Junior subordinated debentures (1)	51,547	—	—	—	51,547
Lease obligations	16,437	2,627	4,739	3,072	5,999
Data processing and core systems	15,931	5,201	9,486	1,244	—
Other vendor contracts	2,603	1,408	1,133	62	—
Retirement benefit obligations (2)	26,971	1,183	517	619	24,652
Other
Treasury tax & loan notes	1,070	1,070	—	—	—
Securities sold under repurchase agreements	—	—	—	—	—
Customer repurchase agreements	94,199	94,199	—	—	—

Total contractual cash obligations	$439,973	$266,780	$15,881	$75,003	$82,309

	Amount of Commitment Expiring - By Period
Off-Balance Sheet		Less than	One to	Four to	After
Financial Instruments	Total	One Year	Three Years	Five Years	Five Years
Lines of credit	$331,040	$45,718	$—	$—	$285,322
Standby letters of credit	9,122	9,122	—	—	—
Other loan commitments	269,863	203,022	51,751	3,446	11,644
Forward commitments to sell loans	27,959	27,959	—	—	—
Interest rate swaps - notional value (1) (3)	85,000	—	35,000	—	50,000
Interest rate caps - notional value (1) (4)	100,000	100,000	—	—	—

Total Commitments	$822,984	$385,821	$86,751	$3,446	$346,966

(1)	The Company has hedged certain short-term borrowings and junior subordinated debentures.

(2)	Retirement benefit obligations include expected contributions to the Company’s pension plan, post retirement plan, and supplemental executive retirement plans. Expected contributions for the pension plan have been included only through plan year July 1, 2007 — June 30, 2008. Contributions beyond this plan year can not be quantified as they will be determined based upon the return on the investments in the plan. Expected contributions for the post retirement plan and supplemental executive retirement plans include obligations that are payable over the life of the participants.

(3)	Interest rate swaps on borrowings and junior subordinated debentures (Bank pays fixed, receives variable).

(4)	Interest rate cap on borrowings (4.00% 3-month LIBOR strike rate).

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
     Changes in Internal Controls over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the second quarter of 2007 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.
Item 4T. Controls and Procedures – N/A
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     As previously disclosed, Rockland Trust is the plaintiff in the pending federal court case commonly known as Rockland Trust Company v. Computer Associates International, Inc., United States District Court for the District of Massachusetts Civil Action No. 95-11683-DPW (the “CA Case”). At trial Computer Associates International, Inc. (“CA”) asserted that Rockland Trust owes CA at least approximately $1.1 Million.
     On July 24, 2007 the judge who is presiding over the CA Case informed the parties that he is “going to enter judgment for Computer Associates.” The judge, however, has not yet rendered a Final Judgment or any written opinion to describe the basis for his decision or the amount of any damages to be awarded.
     On August 1, 2007 the Company established a $1.4 Million reserve for the CA Case, effective as of June 30, 2007. While the final outcome of the CA Case may differ from the $1.4 Million charge that the Company has recorded, the Company does not believe that the final outcome will have either an impact on its operations or any significant effect on its financial position.
          In addition to the foregoing, the Company is involved in routine legal proceedings occurring in the ordinary course of business which in the aggregate are believed by us to be immaterial to our financial condition and results of operations.
Item 1A. Risk Factors
          As of the date of this report, there have been no material changes with regard to the Risk Factors disclosed in Item 1A of our 2006 Annual Report on Form 10-K, which are incorporated herein by reference.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) - (b) Not applicable.
(c) The following table sets forth information with respect to any purchase made by or on behalf of Independent Bank Corp. or any “affiliated purchaser,” as defined in 204.10b-18(a)(3) under the Exchange Act, of shares of Independent Bank Corp. common stock during the indicated periods:

	Issuer Purchases of Equity Securities
			Total number of shares	Maximum number of
		Weighted	purchased as part of	shares that may yet be
	Total number of	Average price paid	publicly announced plans	purchased under the
Period	shares purchased	per share	or programs	plans or programs (1)
				1,000,000
January 1st - 31st, 2007	192,980	$33.09	192,980	807,020
February 1st - 28th, 2007	131,663	$32.54	131,663	675,357
March 1st - 31st, 2007	87,204	$30.71	87,204	588,153
April 1st - 30th, 2007	101,500	$31.57	101,500	486,653
May 1st - 31st, 2007	195,800	$30.06	195,800	290,853
June 1st - 30th, 2007	96,600	$29.55	96,600	194,253

Total	805,747	$31.39	805,747	194,253

(1)	On December 14, 2006, the Company announced a common stock repurchase program to repurchase up to 1,000,000 shares. The Company placed no deadline on the repurchase program. There were no shares purchased other than through a publicly announced plan or program.
Item 3. Defaults Upon Senior Securities – None
Item 4. Submission of Matters to a Vote of Security Holders
     The Company’s Annual Stockholders’ Meeting was held on April 12, 2007. Information regarding each Director who was elected at that Meeting, and information regarding each other

Director whose term of office as a Director continued after that Meeting, is incorporated by reference to pages 8 – 14 of the Company’s definitive Proxy Statement for that Meeting.
     The matters voted upon at the Meeting and the outcome of voting is as follows:
Proposal 1. Re-elect W. Paul Clark, Benjamin A. Gilmore, II, Eileen C. Miskell, and John H. Spurr, Jr. to serve as Class II Directors;

Director	For	Withheld
W. Paul Clark	12,352,539	124,220
Benjamin A Gilmore, II	12,357,913	118,846
Eileen C. Miskell	12,383,474	93,285
John H. Spurr, Jr.	11,483,379	993,380
Proposal 2. Ratify the selection of KPMG LLP as the independent registered public accounting firm of Independent Bank Corp. for 2007.

For	12,412,374
Against	55,676
Abstain	8,709
No Vote	0
Item 5. Other Information – None
Item 6. Exhibits
Exhibits Index

No.	Exhibit

3.(i)	Restated Articles of Organization, as amended as of February 10, 2005, incorporated by reference to the Company’s Form 8-K filed on May 18, 2005.

3.(ii)	Amended and Restated Bylaws of the Company, as amended as of February 10, 2005, incorporated by reference to the Company’s Form 8-K filed on May 18, 2005.

4.1	Specimen Common Stock Certificate, incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 1992.

4.2	Specimen preferred Stock Purchase Rights Certificate, incorporated by reference to the Company’s Form 8-A Registration Statement filed by the Company on November 5, 2001.

4.3	Indenture of Registrant relating to the 8.375% Junior Subordinated Debentures issued to Independent Capital Trust IV, incorporated by reference to the Form 8-K filed by the Company on April 18, 2002.

No.	Exhibit

4.4	Form of Certificate of 8.375% Junior Subordinated Debenture (included as Exhibit A to Exhibit 4.3).

4.5	Amended and Restated Declaration of Trust for Independent Capital Trust IV, incorporated by reference to the Form 8-K filed by the Company on April 18, 2002.

4.6	Form of Preferred Security Certificate for Independent Capital Trust IV (included as Exhibit D to Exhibit 4.5).

4.7	Preferred Securities Guarantee Agreement of Independent Capital Trust IV, incorporated by reference to the Form 8-K filed by the Company on April 18, 2002.

4.8	Indenture of Registrant relating the Junior Subordinated Debt Securities issued to Independent Capital Trust V is incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2006, filed by the Company on February 28, 2007.

4.9	Form of Certificate of Junior Subordinated Debt Security for Independent Capital Trust V (included as Exhibit A to Exhibit 4.8)

4.10	Amended and Restated Declaration of Trust for Independent Capital Trust V is incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2006, filed by the Company on February 28, 2007.

4.11	Form of Capital Security Certificate for Independent Capital Trust V (included as Exhibit A-1 to Exhibit 4.10).

4.12	Guarantee Agreement relating to Independent Capital Trust V is incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2006, filed by the Company on February 28, 2007.

4.13	Forms of Capital Securities Purchase Agreements for Independent Capital Trust V is incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2006, filed by the Company on February 28, 2007.

10.1	Independent Bank Corp. 1996 Non-Employee Directors’ Stock Option Plan (Management contract under Item 601 (10)(iii)(A)). Incorporated by reference to the Company’s Definitive Proxy Statement for the 1996 Annual Meeting of Stockholders filed with the Commission on March 19, 1996.

10.2	Independent Bank Corp. 1997 Employee Stock Option Plan (Management contract under Item 601 (10)(iii)(A)). Incorporated by reference to the Company’s Definitive Proxy Statement for the 1997 Annual Meeting of Stockholders filed with the Commission on March 20, 1997.

10.3	Independent Bank Corp. 2005 Employee Stock Plan incorporated by reference to Form S-8 filed by the Company on July 28, 2005.

10.4	Renewal Rights Agreement noted as of September 14, 2000 by and between the Company and Rockland, as Rights Agent (Exhibit to Form 8-K filed on October 23, 2000).

No.	Exhibit

10.5	Independent Bank Corp. Deferred Compensation Program for Directors (restated as amended as of December 1, 2000). Incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2000.

10.6	Master Securities Repurchase Agreement, incorporated by reference to Form S-1 Registration Statement filed by the Company on September 18, 1992.

10.7	First Amended and Restated Employment Agreement between Christopher Oddleifson and the Company and Rockland Trust dated April 14, 2005 is filed as an exhibit under the Form 8-K filed on April 14, 2005.

10.8	Revised employment agreements between Raymond G. Fuerschbach, Edward F. Jankowski, Ferdinand T. Kelley, Jane L. Lundquist, Edward H. Seksay and Denis K. Sheahan and the Company and Rockland Trust (Management Contracts under Item 601 (10)(iii)(A)) dated December 6, 2004 are filed as an exhibit under the Form 8-K filed on December 9, 2004.

10.9	Amended employment agreement with Ferdinand T. Kelley filed as an exhibit under the 8-K filed on March 16, 2007.

10.10	Options to acquire shares of the Company’s Common Stock pursuant to the Independent Bank Corp. 1997 Employee Stock Option Plan were awarded to Christopher Oddleifson, Raymond G. Fuerschbach, Edward F. Jankowski, Ferdinand T. Kelley, Jane L. Lundquist, Edward H. Seksay and Denis K. Sheahan pursuant to option agreements dated December 9, 2004. The form of these option agreements were filed as exhibits under the Form 8-K filed on December 15, 2004.

10.11	On-Site Outsourcing Agreement by and between Fidelity Information Services, Inc. and Independent Bank Corp., effective as of November 1, 2004. Incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2004 filed on March 4, 2005. (PLEASE NOTE: Portions of this contract, and its exhibits and attachments, have been omitted pursuant to a request for confidential treatment sent on March 4, 2005 to the Securities and Exchange Commission. The locations where material has been omitted are indicated by the following notation: “{****}”. The entire contract, in unredacted form, has been filed separately with the Commission with the request for confidential treatment.)

10.12	New Markets Tax Credit program Allocation Agreement between the Community Development Financial Institutions Fund of the United States Department of the Treasury and Rockland Community Development with an Allocation Effective Date of September 22, 2004 is filed as an exhibit under the Form 8-K filed on October 14, 2004.

10.13	Options to acquire shares of the Company’s Common Stock pursuant to the Independent Bank Corp. 2005 Employee Stock Plan were awarded to Christopher Oddleifson, Raymond G. Fuerschbach, Edward F. Jankowski, Ferdinand T. Kelley, Jane L. Lundquist, Edward H. Seksay, and Denis K. Sheahan pursuant to option agreements dated December 15, 2005. The form of option agreements used for these awards were filed as exhibits under the Form 8-K filed on December 20, 2005.

10.14	Independent Bank Corp. 2006 Non-Employee Director Stock Plan incorporated by reference to Form S-8 filed by the Company on April 17, 2006.

10.15	Independent Bank Corp. Stock Option Agreement for Non-Employee Director is filed as an exhibit under the Form 10-Q filed on May 9, 2006.

10.16	Independent Bank Corp. Restricted Stock Agreement for Non-Employee Director is filed as an exhibit under the Form 10-Q filed on May 9, 2006.

No.	Exhibit

10.17	New Markets Tax Credit program Allocation Agreement between the Community Development Financial Institutions Fund of the United States Department of the Treasury and Rockland Community Development with an Allocation Effective Date of January 9, 2007 is incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2006, filed by the Company on February 28, 2007.

10.18	Independent Bank Corp. and Rockland Trust Company 2007 Executive Officer Performance Incentive Plan (the “2007 Executive Incentive Plan”) (Management contract under Item 601 (10)(iii)(A)). Incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2006, filed by the Company on February 28, 2007. (PLEASE NOTE: Portions of the 2007 Executive Incentive Plan, and its exhibits and attachments, have been omitted pursuant to a request for confidential treatment sent on March 1, 2007 to the Securities and Exchange Commission. The locations where material has been omitted are indicated by the following notation: “{****}”. The entire 2007 Executive Incentive Plan, in unredacted form, has been filed separately with the Commission with the request for confidential treatment.)

31.1	Section 302 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.*

31.2	Section 302 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.*

32.1	Section 906 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.+

32.2	Section 906 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.+

*	Filed herewith

+	Furnished herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDEPENDENT BANK CORP. (registrant)
Date: August 1, 2007	/s/ Christopher Oddleifson
Christopher Oddleifson
President and Chief Executive Officer

Date: August 1, 2007	/s/ Denis K. Sheahan
Denis K. Sheahan
Chief Financial Officer and Treasurer (Principal Financial and Principal Accounting Officer)

INDEPENDENT BANK CORP. (registrant)