Form 10-Q
period 2007-09-30
INDEPENDENT BANK CORP
filed 2007-11-08
CIK 776901

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Yes ☐ No ☑
     As of November 1, 2007, there were 13,723,815 shares of the issuer’s common stock outstanding, par value $0.01 per share.

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
INDEPENDENT BANK CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited- Dollars in Thousands, Except Share and Per Share Amounts)

	September 30,	December 31,
	2007	2006

ASSETS
CASH AND DUE FROM BANKS	$60,003	$62,773
FEDERAL FUNDS SOLD AND SHORT TERM INVESTMENTS	408	75,518
SECURITIES
TRADING ASSETS	1,725	1,758
SECURITIES AVAILABLE FOR SALE	414,994	417,088
SECURITIES HELD TO MATURITY (fair value $46,459 and $78,038)	45,870	76,747
FEDERAL HOME LOAN BANK STOCK	16,260	21,710

TOTAL SECURITIES	478,849	517,303

LOANS
COMMERCIAL AND INDUSTRIAL	178,112	174,356
COMMERCIAL REAL ESTATE	763,436	740,517
COMMERCIAL CONSTRUCTION	118,653	119,685
BUSINESS BANKING	66,668	59,910
RESIDENTIAL REAL ESTATE	334,188	378,368
RESIDENTIAL CONSTRUCTION	6,219	7,277
RESIDENTIAL LOANS HELD FOR SALE	6,938	11,859
CONSUMER — HOME EQUITY	299,312	277,015
CONSUMER — AUTO	168,363	206,845
CONSUMER — OTHER	46,302	49,077

TOTAL LOANS	1,988,191	2,024,909
LESS: ALLOWANCE FOR LOAN LOSSES	(26,192)	(26,815)

NET LOANS	1,961,999	1,998,094

BANK PREMISES AND EQUIPMENT, NET	38,011	37,316
GOODWILL	57,157	55,078
CORE DEPOSIT INTANGIBLES	1,215	1,457
MORTGAGE SERVICING RIGHTS	2,180	2,439
BANK OWNED LIFE INSURANCE	48,804	45,759
OTHER REAL ESTATE OWNED	245	—
OTHER ASSETS	26,752	33,182

TOTAL ASSETS	$2,675,623	$2,828,919

LIABILITIES AND STOCKHOLDERS’ EQUITY
DEPOSITS
DEMAND DEPOSITS	$493,678	$490,036
SAVINGS AND INTEREST CHECKING ACCOUNTS	566,728	577,443
MONEY MARKET	433,996	455,737
TIME CERTIFICATES OF DEPOSIT OVER $100,000	170,178	179,154
OTHER TIME CERTIFICATES OF DEPOSIT	349,565	387,974

TOTAL DEPOSITS	2,014,145	2,090,344

FEDERAL HOME LOAN BANK BORROWINGS	282,626	305,128
FEDERAL FUNDS PURCHASED AND ASSETS SOLD UNDER REPURCHASE AGREEMENTS	91,693	108,248
JUNIOR SUBORDINATED DEBENTURES	51,547	77,320
OTHER BORROWINGS	5,043	2,953

TOTAL BORROWINGS	430,909	493,649

OTHER LIABILITIES	16,375	15,143

TOTAL LIABILITIES	$2,461,429	$2,599,136

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
PREFERRED STOCK, $0.01 par value. Authorized: 1,000,000 Shares Outstanding: None	$—	$—
COMMON STOCK, $0.01 par value. Authorized: 30,000,000 Issued and Outstanding: 13,723,015 Shares at September 30, 2007 and 14,686,481 Shares at December 31, 2006	137	147
SHARES HELD IN RABBI TRUST AT COST 168,196 Shares at September 30, 2007 and 168,961 Shares at December 31, 2006	(1,930)	(1,786)
DEFERRED COMPENSATION OBLIGATION	1,930	1,786
ADDITIONAL PAID IN CAPITAL	60,533	60,181
RETAINED EARNINGS	158,760	175,146
ACCUMULATED OTHER COMPREHENSIVE LOSS, NET OF TAX	(5,236)	(5,691)

TOTAL STOCKHOLDERS’ EQUITY	214,194	229,783

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,675,623	$2,828,919

The accompanying notes are an integral part of these consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited — Dollars in Thousands, Except Share and Per Share Data)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30,		September 30,
	2007	2006	2007	2006

INTEREST INCOME
Interest on Loans	$33,871	$34,732	$101,358	$101,517
Taxable Interest and Dividends on Securities	4,775	6,896	15,176	20,535
Non-taxable Interest and Dividends on Securities	527	604	1,632	1,936
Interest on Federal Funds Sold and Short-Term Investments	679	577	1,412	729

Total Interest and Dividend Income	39,852	42,809	119,578	124,717

INTEREST EXPENSE
Interest on Deposits	11,119	11,229	33,029	29,093
Interest on Borrowings	4,463	5,751	14,857	17,680

Total Interest Expense	15,582	16,980	47,886	46,773

Net Interest Income	24,270	25,829	71,692	77,944

PROVISION FOR LOAN LOSSES	300	530	1,775	1,630

Net Interest Income After Provision For Loan Losses	23,970	25,299	69,917	76,314

NON-INTEREST INCOME
Service Charges on Deposit Accounts	3,754	3,669	10,695	10,652
Wealth Management	1,876	1,438	5,870	4,497
Mortgage Banking Income, Net	623	526	2,217	1,994
Bank Owned Life Insurance Income	498	479	1,413	2,729
Net (Loss) on Sales of Securities Available for Sale	—	—	—	(1,769)
Other Non-Interest Income	969	937	3,357	2,588

Total Non-Interest Income	7,720	7,049	23,552	20,691

NON-INTEREST EXPENSE
Salaries and Employee Benefits	13,103	12,088	39,269	36,024
Occupancy and Equipment Expenses	2,395	2,378	7,556	7,618
Data Processing and Facilities Management	1,078	1,166	3,368	3,262
Other Non-Interest Expense	4,630	4,341	15,732	14,187

Total Non-Interest Expense	21,206	19,973	65,925	61,091

INCOME BEFORE INCOME TAXES	10,484	12,375	27,544	35,914
PROVISION FOR INCOME TAXES	2,172	3,819	6,893	11,165

NET INCOME	$8,312	$8,556	$20,651	$24,749

BASIC EARNINGS PER SHARE	$0.60	$0.58	$1.46	$1.65

DILUTED EARNINGS PER SHARE	$0.60	$0.58	$1.45	$1.63

Weighted average common shares (Basic)	13,787,598	14,696,065	14,121,843	15,014,292
Common share equivalents	112,455	178,433	134,715	165,725

Weighted average common shares (Diluted)	13,900,053	14,874,498	14,256,558	15,180,017

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited — Dollars in Thousands, Except Share and Per Share Data)

							ACCUMULATED
	COMMON		SHARES	DEFERRED	ADDITIONAL		OTHER
	SHARES	COMMON	HELD IN	COMPENSATION	PAID-IN	RETAINED	COMPREHENSIVE
	OUTSTANDING	STOCK	RABBI TRUST	OBLIGATION	CAPITAL	EARNINGS	(LOSS)	TOTAL

BALANCE DECEMBER 31, 2005	15,402,391	$154	($1,577)	$1,577	$59,700	$175,284	($6,986)	$228,152

Net Income						32,851		32,851
Cash Dividends Declared ($0.64 per share)						(9,514)		(9,514)
Purchases and Retirements of Common Stock	(800,000)	(8)				(24,818)		(24,826)
Proceeds From Exercise of Stock Options	82,118	1				1,343		1,344
Excess Tax Benefit Related to Equity Award Activity					326			326
Equity Based Compensation					159			159
Restricted Shares Issued	1,972				(4)			(4)
Change in Fair Value of Derivatives During Period, Net of Tax, and Realized Gains							(909)	(909)
Deferred Compensation Obligation			(209)	209				—
Amortization of Certain Costs Included in Net Periodic Post Retirement Costs, net of tax							(413)	(413)
Change in Unrealized Gain on Securities Available For Sale, Net of Tax and Realized Gains							2,617	2,617

BALANCE DECEMBER 31, 2006	14,686,481	$147	($1,786)	$1,786	$60,181	$175,146	($5,691)	$229,783

Net Income						20,651		20,651
Cash Dividends Declared ($0.51 per share)						(7,142)		(7,142)
Purchases and Retirements of Common Stock	(1,000,000)	(10)				(30,686)		(30,696)
Proceeds From Exercise of Stock Options	34,934	—				614		614
Excess Tax Benefit Related to Equity Award Activity					66			66
Equity Based Compensation					286			286
Restricted Shares Issued	1,600	—			—			—
Change in Fair Value of Derivatives During Period, Net of Tax, and Realized Gains							(774)	(774)
Deferred Compensation Obligation			(144)	144				—
Cumulative Effect of Accounting Change (Adoption of FIN No. 48)						177		177
Amortization of Certain Costs Included in Net Periodic Post Retirement Costs, net of tax							83	83
Change in Unrealized Gain on Securities Available For Sale, Net of Tax and Realized Gains							1,146	1,146

BALANCE SEPTEMBER 30, 2007	13,723,015	$137	($1,930)	$1,930	$60,533	$158,760	($5,236)	$214,194

The accompanying notes are an integral part of these consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited — Dollars in Thousands)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$20,651	$24,749
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED FROM OPERATING ACTIVITIES:
Depreciation and Amortization	4,332	4,172
Provision for Loan Losses	1,775	1,630
Deferred income tax expense (benefit)	101	(127)
Mortgage loans originated for resale	(151,024)	(123,804)
Proceeds from Mortgage loan sales	156,510	118,987
Gain on sale of Mortgages, net	(565)	(1,116)
Gain recorded from Mortgage Servicing Rights, net of amortization	259	321
Proceeds from Bank Owned Life Insurance	—	(1,316)
Loss on sale of Securities	—	1,769
Loss on sale of Other Real Estate Owned	10	—
Stock Based Compensation expense	286	121
Changes in Assets and Liabilities:
Decrease in Other Assets	382	336
Increase in Other Liabilities	1,248	1,331

TOTAL ADJUSTMENTS	13,314	2,304

NET CASH PROVIDED FROM OPERATING ACTIVITIES	33,965	27,053

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal repayments of Securities Held to Maturity	30,082	5,943
Proceeds from maturities and principal repayments and sales of Securities Available For Sale	44,114	85,782
Purchase of Securities Available For Sale	(40,179)	—
Redemption of Federal Home Loan Bank Stock	5,450	6,653
Net decrease (increase) in Loans	29,400	(6,008)
Cash paid for acquisition of CEA LLC	(2,097)	—
Investment in Bank Premises and Equipment	(3,909)	(2,994)
Proceeds from sale of Other Real Estate Owned	485	—

NET CASH PROVIDED FROM INVESTING ACTIVITIES	63,346	89,376

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in Time Certificates of Deposits	(47,385)	61,943
Net decrease in Other Deposits	(28,814)	(86,827)
Net (decrease) increase in Federal Funds Purchased and Assets Sold Under Repurchase Agreements	(16,555)	2,907
Net decrease in Federal Home Loan Bank Borrowings	(22,502)	(77,088)
Net increase (decrease) in Treasury Tax and Loan Notes	2,090	(3,846)
Redemption of Junior Subordinated Debentures	(25,773)	—
Amortization/ write-off of issuance costs	923	66
Proceeds from exercise of stock options	614	1,102
Excess tax benefit related to equity award activity	66	224
Payments for purchases and retirements of Common Stock	(30,696)	(24,826)
Dividends paid	(7,159)	(7,132)

NET CASH USED IN FINANCING ACTIVITIES	(175,191)	(133,477)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(77,880)	(17,048)

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF PERIOD	138,291	129,951

CASH AND CASH EQUIVALENTS AS OF SEPTEMBER 30,	$60,411	$112,903

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the nine months for:
Interest on deposits and borrowings	$47,076	$44,904
Income taxes	7,567	12,299
Noncash investing and financing activities:
Change in fair value of derivatives, net of tax and realized gains	(774)	(640)
Change in fair value of securities available for sale, net of tax and realized gains	1,146	625
Amortization of certain costs included in net periodic post retirement costs, net of tax	83	—
Cumulative Effect of Accounting Change (Adoption of FIN No. 48)	177	—
Transfer of loans to Other Real Estate Owned	550	190
The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — BASIS OF PRESENTATION
     Independent Bank Corp. (the “Company”) is a state chartered, federally registered bank holding company headquartered in Rockland, Massachusetts, incorporated in 1985. The Company is the sole stockholder of Rockland Trust Company (“Rockland Trust” or the “Bank”), a Massachusetts trust company chartered in 1907. The Company was the sponsor of Delaware statutory trusts named Independent Capital Trust III (“Trust III”), Independent Capital Trust IV (“Trust IV”), and is currently the sponsor of Independent Capital Trust V (“Trust V”), each of which were formed to issue trust preferred securities.
     The proceeds which the Company derived from Trust V were used on December 31, 2006 and April 30, 2007 to redeem all of the outstanding trust preferred securities of Trust III and Trust IV, respectively. Trust III and Trust IV have been dissolved. Trust V is not included in the Company’s consolidated financial statements in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46R (“FIN 46”).
     As of September 30, 2007 the Bank had the following corporate subsidiaries, all of which were wholly-owned by the Bank and were included in the Company’s consolidated financial statements:
•	Four Massachusetts security corporations, namely Rockland Borrowing Collateral Securities Corp., Rockland IMG Collateral Securities Corp., Rockland Deposit Collateral Securities Corp., and Taunton Avenue Securities Corp., which hold securities, industrial development bonds, and other qualifying assets;

•	Rockland Trust Community Development Corporation (the “Parent CDE”) which, in turn, has two wholly-owned corporate subsidiaries named Rockland Trust Community Development LLC (“RTC CDE I”) and Rockland Trust Community Development Corporation II (“RTC CDE II”). The Parent CDE, CDE I, and CDE II were all formed to qualify as community development entities under federal New Markets Tax Credit Program criteria; and,

•	Compass Exchange Advisors LLC. (“CEA LLC”) which provides like-kind exchange services pursuant to section 1031 of the Internal Revenue Code.
     All material intercompany balances and transactions have been eliminated in consolidation. When necessary, certain amounts in prior periods’ financial statements have been reclassified to conform to the current period presentation.
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

In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included. Operating results for the quarter ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007 or any other interim period.
     For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission.
NOTE 2- STOCK BASED COMPENSATION
     On July 19, 2007 the Company awarded options to purchase 10,000 shares of common stock from the 2005 Employee Stock Plan to an officer of the Bank. The expected volatility, expected life, expected dividend yield, and expected risk free interest rate for this grant, used to determine their fair value, were determined on July 19, 2007 and were 28%, 6.5 years, 2.09%, and 4.95%, respectively. The options have been determined to have a fair value of $8.94 per share. The options vest over a five year period and have a contractual life of ten years from date of grant.
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
     On February 15, 2007 the Company awarded options to purchase 133,000 shares of common stock from the 2005 Employee Stock Plan to certain officers of the Company and/or the Bank. The expected volatility, expected life, expected dividend yield, and expected risk free interest rate for this grant used to determine their fair value were determined on February 15, 2007 and were 30%, 6.5 years, 1.95%, and 4.68%, respectively. The options have been determined to have a fair value of $10.51 per share. The options vest over a five year period and have a contractual life of ten years from date of grant.
NOTE 3 — RECENT ACCOUNTING DEVELOPMENTS
Accounting Pronouncements Adopted in the First Nine Months of 2007
     FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes” In June 2006, the FASB issued FIN 48, an interpretation of SFAS No. 109, “Accounting for Income Taxes,” in order to add clarity to the accounting for uncertainty in income taxes recognized in a Company’s financial statements. The interpretation requires that only tax positions that are more likely than not to be sustained upon a tax examination are to be recognized in a Company’s financial statements to the extent that the benefit has a greater than 50% likelihood of being recognized. The differences that arise between the amounts recognized in the financial statements and the amounts recognized in the tax return will lead to an increase or decrease in current taxes, an increase or decrease to the deferred tax asset or deferred tax liability, respectively, or both. FIN 48 is effective for fiscal years beginning after December 15, 2006 with early application encouraged if interim financial statements have not yet been issued. Upon the adoption of FIN 48, the Company recognized a $177,000 decrease in the liability for unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007 balance of retained earnings. See Note 9 “Uncertainty in Income Taxes” for further detail.
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
     Emerging Issues Task Force (“EITF”) 06-10, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements” In March 2007, the FASB ratified the consensus reached by the EITF on EITF 06-10. EITF 06-10 will require employers to recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement if the employer remains subject to the risks or rewards associated with the underlying insurance contract (in the postretirement period) that collateralizes the employer’s asset. Additionally, an employer should recognize and measure an asset based on the nature and substance of the collateral assignment split-dollar life insurance arrangement by assessing what future cash flows the employer is entitled to, if any, as well as the employee’s obligation and ability to repay the employer. The employer’s asset should be limited to the amount of the cash surrender value of the insurance policy, unless the arrangement requires the employee

(or retiree) to repay the employer irrespective of the amount of the cash surrender value of the insurance policy (and assuming the employee (or retiree) is an adequate credit risk), in which case the employer should recognize the value of the loan including accrued interest, if applicable. EITF 06-10 is effective for fiscal years beginning after December 15, 2007, earlier application permitted. Entities should recognize the effects of applying EITF 06-10 through either a change in accounting principle through a cumulative-effect adjustment to retained earnings in the statement of financial position as of the beginning of the year of adoption or through a change in accounting principle through retrospective application to all prior periods. The Company has not yet determined the impact of EITF 06-10 to the Company’s consolidated financial statements or results of operations.
     EITF 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” In June 2007, the FASB ratified the consensus reached by the EITF on EITF 06-11. EITF 06-11 requires that realized income tax benefits from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity classified nonvested equity shares, nonvested equity share units, and outstanding equity share options be recognized as an increase to additional paid-in capital. The amount recognized in additional paid-in capital for the realized income tax benefit from dividends on those awards should be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards. EITF 06-11 should be applied prospectively to the income tax benefits that result from dividends on equity-classified employee share-based awards that are declared in fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. The Company has determined that the impact of the adoption of EITF 06-11 on the Company’s consolidated financial position will not be material. It is possible that additional restricted stock awards, or other share based payment awards addressed by this EITF, are granted in future periods and that the amount of dividends paid per share could change the impact of the adoption of EITF 06-11 on the Company’s consolidated statements of financial position.
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
     Earnings per share consisted of the following components for the three and nine months ended September 30, 2007 and 2006:

For the Three Months Ended September 30,	Net Income
	2007	2006
	(Dollars in Thousands)
Net Income	$8,312	$8,556

	Weighted Average
	Shares
	2007	2006
Basic EPS	13,787,598	14,696,065
Effect of dilutive securities	112,455	178,433

Diluted EPS	13,900,053	14,874,498

	Net Income
	Per Share
	2007	2006
Basic EPS	$0.60	$0.58
Effect of dilutive securities	$0.00	$0.00

Diluted EPS	$0.60	$0.58

For the Nine Months Ended September 30,	Net Income
	2007	2006
	(Dollars in Thousands)
Net Income	$20,651	$24,749

	Weighted Average
	Shares
	2007	2006
Basic EPS	14,121,843	15,014,292
Effect of dilutive securities	134,715	165,725

Diluted EPS	14,256,558	15,180,017

	Net Income
	Per Share
	2007	2006
Basic EPS	$1.46	$1.65
Effect of dilutive securities	$0.01	$0.02

Diluted EPS	$1.45	$1.63

     For the three and nine months ended September 30, 2007, there were 445,817 and 323,143, respectively, options to purchase common stock excluded from the calculation of diluted earnings per share because they were anti-dilutive. For the three and nine months ended September 30, 2007, there were no shares of restricted stock excluded from the calculation of diluted earnings per share because they were anti-dilutive. For the three and nine months ended September 30, 2006, there were 161,904 and 171,013, respectively, options to purchase common stock excluded from the calculation of diluted earnings per share because they were anti-dilutive. For the three and nine months ended September 30, 2006, there were no shares of restricted stock excluded from the calculation of diluted earnings per share because they were anti-dilutive.

NOTE 5— COMMON STOCK REPURCHASE PROGRAM
     On January 19, 2006, the Company’s Board of Directors approved a common stock repurchase program. Under the program, the Company was authorized to repurchase up to 800,000 shares, or approximately 5%, of the Company’s outstanding common stock. During the quarter ended September 30, 2006, the Company completed its repurchase plan with a total of 800,000 shares of common stock repurchased at a weighted average share price of $31.04.
     On December 14, 2006, the Company’s Board of Directors approved another common stock repurchase program. Under the program, which was effective immediately, the Company was authorized to repurchase up to 1,000,000 shares, or approximately 7%, of the Company’s outstanding common stock. During the quarter ended September 30, 2007, the Company completed its repurchase plan with a total of 1,000,000 shares of common stock repurchased at a weighted average share price of $30.70.

NOTE 6— EMPLOYEE BENEFITS
POST RETIREMENT BENEFITS AND SUPPLEMENTAL EXECUTIVE RETIREMENT PLANS
     The following table illustrates the status of the post-retirement benefit plan and supplemental executive retirement plans (“SERPs”);
     Components of Net Periodic Benefit Cost

	Post Retirement Benefits		SERPs
	Three months ended September 30,
	2007	2006	2007	2006
	(Unaudited - Dollars in Thousands)
Service cost	$22	$23	$50	$50
Interest cost	19	18	37	34
Amortization of transition obligation	9	8	—	—
Amortization of prior service cost	3	3	11	10
Recognized net actuarial (gain)/loss	—	—	(1)	(1)

Net periodic benefit cost	$53	$52	$97	$93

	Post Retirement Benefits		SERPs
	Nine months ended September 30,
	2007	2006	2007	2006
	(Unaudited - Dollars in Thousands)
Service cost	$67	$69	$204	$149
Interest cost	55	54	117	102
Amortization of transition obligation	26	25	—	—
Amortization of prior service cost	9	9	31	31
Recognized net actuarial (gain)/loss	—	—	(3)	(3)

Net periodic benefit cost	$157	$157	$349	$279

     Included in the SERP net periodic benefit cost above is an additional $60,000 accrued during the first quarter of 2007 associated with the early retirement of an executive.
     The Company previously disclosed in its financial statements for the fiscal year ended December 31, 2006 that it expected to contribute $59,000 to its post retirement benefit plan and $113,000 to its SERPs in 2007 and presently anticipates making these contributions. For the three months ended September 30, 2007, $32,000 and $28,000 of contributions have been made to the post retirement benefit plan and the SERPs, respectively. For the nine months ended September 30, 2007, $53,000 and $88,500 of contributions have been made to the post retirement benefit plan and the SERPs, respectively.
     Not included in the above summary are the components of net periodic benefit cost for the noncontributory defined benefit pension plan administered by Pentegra (“the Fund”). The Fund does not segregate the assets or liabilities of all participating employers and, accordingly, disclosure of accumulated vested and non-vested benefits is not possible. The pension plan year is July 1st through June 30th. Contributions for the 2006-2007 plan year were all paid in 2006. It has not yet been determined what pension expense is expected to be related to the 2007-2008 plan year. During the three and nine months ended September 30, 2007 $355,000 and $1.1 million, respectively, of pension expense has been recognized for the 2006-2007 plan year.

NOTE 7 — REPURCHASE AGREEMENTS
     Both wholesale and retail repurchase agreements are collateralized by mortgage-backed securities and U.S. Government Sponsored Enterprises. At September 30, 2007, the Company had no securities of repurchase agreements outstanding with third party brokers and $91.7 million of customer repurchase agreements outstanding. The related securities are included in the securities available for sale portfolio.
NOTE 8 — COMPREHENSIVE INCOME
     Information on the Company’s comprehensive income, presented net of taxes, is set forth below for the three and nine months ended September 30, 2007 and 2006.
Comprehensive income (loss) is reported net of taxes, as follows:
(Unaudited — Dollars in Thousands)

	FOR THE THREE		FOR THE NINE
	MONTHS ENDED		MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2007	2006	2007	2006

Net Income	$8,312	$8,556	$20,651	$24,749
Other Comprehensive Income/(Loss), Net of Tax:

Increase(decrease) in fair value of securities available for sale, net of tax of $1,563 and $2,982 for the three months ended September 30, 2007 and 2006, respectively, and $794 and $278 for the nine months ended September 30, 2007 and 2006, respectively.	2,699	4,864	1,146	(507)

Less: reclassification adjustment for realized losses included in net income, net of tax of $637 for the nine months ended September 30, 2006.	—	—	—	1,132

Net change in fair value of securities available for sale, net of tax of $1,563 and $2,982 for the three months ended September 30, 2007 and 2006, respectively, and $794 and $359 for the nine months ended September 30, 2007 and 2006, respectively.	2,699	4,864	1,146	625

Decrease in fair value of derivatives, net of tax of $1,080 and $1,594 for the three months ended September 30, 2007 and 2006, respectively, and $458 and $133 for the nine months ended September 30, 2007 and 2006, respectively.	(1,492)	(2,202)	(632)	(183)

Less: reclassification of realized gains on derivatives, net of tax of $0 and $78 for the three months ended September 30, 2007 and 2006, respectively, and $103 and $331 for the nine months ended September 30, 2007 and 2006, respectively	—	(106)	(142)	(457)

Net change in fair value of derivatives, net of tax of $1,080 and $1,672 for the three months ended September 30, 2007 and 2006, respectively, and $561 and $464 for the nine months ended September 30, 2007 and 2006, respectively.	(1,492)	(2,308)	(774)	(640)

Amortization of certain costs included in net periodic post retirement costs, net of tax of $20 for the three months ended September 30, 2007 and $59 for the nine months ended September 30, 2007.	27	—	83	—

Other Comprehensive Income (Loss), Net of Tax:	1,234	2,556	455	(15)

Comprehensive Income	$9,546	$11,112	$21,106	$24,734

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
     At January 1, 2007, after implementation of FIN No. 48, the Company had unrecognized tax benefits of approximately $760,000, largely related to certain deductions of interest expense, all of which, if recognized, would be recorded as a component of income tax expense therefore affecting the effective tax rate.
     The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and in the state of Massachusetts and various other states as required. The Company is subject to U.S. federal, state and local income tax examinations by tax authorities for the years 2004 to the present.
     During September 2007, the Company realized a reduction in the allowance for uncertain tax positions of $95,000 related to the 2003 tax year as the 2003 tax returns are no longer subject to tax examination.
     The Company recognizes interest accrued and penalties related to unrecognized tax benefits as income taxes. As of January 1, 2007 the Company had approximately $79,000 accrued for the payment of interest and penalties.
NOTE 10 — SUBSEQUENT EVENTS
Signing of a Definitive Merger Agreement by which the Company will acquire Slade’s Ferry Bancorp.”
     The Company and Slade’s Ferry Bancorp. (“Slade’s”), parent of Slades Bank, jointly announced on October 11, 2007 the signing of a definitive merger agreement by which the Company will acquire Slade’s Ferry Bancorp.
     The terms of the agreement call for 75% of the outstanding shares of Slade’s to be converted into the Company’s stock with each share of Slade’s common stock to be exchanged for 0.818 shares of the Company’s common stock. The remaining 25% of the outstanding Slade’s shares are to be purchased in cash in an amount for $25.50 per share. Based upon the Company’s $31.17 per share closing price on October 10, 2007, the transaction is valued at approximately $105 million. The Company anticipates that the transaction will be accretive to 2008 earnings before acquisition transaction charges. The transaction is intended to qualify as a tax-free reorganization for federal income tax purposes and to provide a tax-free exchange of shares. The transaction is likely to close in the first quarter of 2008.
Tax Court Rules on the Calculation of Bank’s Interest Expense Disallowance in PSB Holdings Inc. v. Commissioner, Docket No. 14725-05.
     On 11/01/07 the U.S. Tax Court held that the calculation of the average adjusted bases of tax-exempt obligations of a bank does not include the tax exempt obligations purchased by the bank’s investment company subsidiary (See, PSB Holdings Inc. v. Commissioner, 129 T.C. 15). This decision potentially impacts banks that have non bank subsidiaries with tax-exempt obligations, such as Rockland. The Company is currently analyzing the Court’s ruling to assess the potential impact on the Company’s financial statements but believes it may have a positive financial impact. In accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109”, any impact this ruling has will be accounted for as a change in circumstances in the period in which the ruling was made, or specifically in this case, the three month period ending December 31, 2007.

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
     During the third quarter of 2007 management continued to implement its strategy to alter the overall composition of the Company’s earning assets in order to focus resources in higher return segments. The Company reported diluted earnings per share of $0.60 and $1.45 for the third quarter and nine months ending September 30, 2007, respectively, representing an increase of 3.5% and a decrease of 11.0%, respectively, from the same periods in the prior year. There are no non-core items in either third quarter period. There are a number of non-core items in the year-to-date periods as detailed in the table below. Excluding these non-core items, diluted earnings per share on an operating basis were $0.60 and $1.57 for the quarter and nine months ended September 30, 2007, respectively, representing an increase of 3.5% and a decrease of 3.1%, respectively, from the same periods in 2006.
     The Company reported net income of $8.3 million and $20.7 million for the third quarter and nine months ended September 30, 2007, down 2.9% and 16.6%, respectively, as compared to the same periods in 2006 as a result of a smaller balance sheet. Excluding certain non-core items, net operating earnings were $8.3 million and $22.4 million for the third quarter and nine months ended September 30, 2007 down 2.9% and 8.9%, respectively, from the same periods in the prior year.
     The following table summarizes the impact of non-core items recorded for the time periods indicated below:
RECONCILIATION TABLE — NON-GAAP FINANCIAL INFORMATION
Year to Date Ending September 30,

					Diluted
	Pretax Earnings		Net Income		Earnings Per Share
	2007	2006	2007	2006	2007	2006
			(Dollars in Thousands, except per share amounts)
AS REPORTED (GAAP)	$27,544	$35,914	$20,651	$24,749	$1.45	$1.63
	IMPACT OF NON-CORE ITEMS

Net Interest Income Components
Write-Off of Debt Issuance Cost	907	—	590	—	0.04	—
Non-Interest Income Components
Loss on Sale of Securities, Available for Sale	—	1,769	—	1,150	—	0.08
BOLI Benefit Proceeds	—	(1,316)	—	(1,316)	—	(0.09)
Non-Interest Expense Components
Executive Early Retirement Costs	406	—	264	—	0.02	—
Litigation Settlement	1,361	—	885	—	0.06

TOTAL IMPACT OF NON-CORE ITEMS	2,674	453	1,739	(166)	0.12	(0.01)

AS ADJUSTED (NON-GAAP)	$30,218	$36,367	$22,390	$24,583	$1.57	$1.62

     Certain non-core items are included in the computation of earnings in accordance with generally accepted accounting principles (“GAAP”) in the United States of America in both 2007 and 2006 as indicated by the table above. In an effort to provide investors information regarding the Company’s results, the Company has disclosed in the table above certain non-GAAP information, which management believes provides useful information to the investor. This information should not be viewed as a substitute for operating results determined in accordance with GAAP, nor is it necessarily comparable to non-GAAP information which may be presented by other companies. There were no non-core items recorded during the current or year-ago quarters.
     Net interest margin strength and stability continued during the third quarter of 2007, as the net interest margin for the period was 3.98%, as compared to a normalized net interest margin of 4.00% for the second quarter of 2007 and 3.89% for the third quarter of 2006. The net interest margin is expected to be maintained in line with third quarter levels in the fourth quarter of 2007.

     The following graph shows the trend in the Company’s net interest margin versus the Federal Funds Rate for each quarter end beginning September 30, 2005 through September 30, 2007:

*	The Q4 2006 Net Interest Margin is normalized for the impact of the write-off of $995,000 of issuance costs in interest expense associated with the refinancing of higher rate trust preferred securities during the fourth quarter of 2006.

**	The Q2 2007 Net Interest Margin is normalized for the impact of the write-off of $907,000 of issuance costs in interest expense associated with the refinancing of higher rate trust preferred securities during the second quarter of 2007.
     While changes in the prevailing interest rate environment (see Historical U.S. Treasury Yield Curve graph below) have and will continue to have an impact on the Company’s earnings, management strives to mitigate volatility in net interest income resulting from changes in benchmark interest rates through adjustable rate asset generation, effective liability management, and utilization of off-balance sheet interest rate derivatives. (For a discussion of interest rate derivatives and interest rate sensitivity see the Asset/Liability Management section, Table 8 — “Interest Rate Derivatives”, and Market Risk section, Table 10 — “Interest Rate Sensitivity” within the Management’s Discussion and Analysis of Financial Condition and Results of Operations hereof.)
     Below is a graph showing the historical U.S. Treasury yield curve for the past four years for periods ending September 30. As the graph illustrates, the shape of the yield curve has changed dramatically over the past four years from a normal upward sloping yield curve into a downward sloping or inverted yield curve.

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
     The Company’s return on average assets and return on average equity were 1.24% and 15.57%, respectively, for the three month period ending September 30, 2007. The Company’s return on average assets and return on average equity were 1.17% and 15.56%, respectively, for the three month period ending September 30, 2006.
     Non interest income grew by 9.5% and 13.8%, respectively, for the quarter and on a year-to-date basis as compared to the same periods in 2006. Excluding the losses on the sale of securities and Bank Owned Life Insurance (“BOLI”) benefit net proceeds recognized during 2006, non-interest income grew by $2.4 million, or 11.4%, in the nine month period ended September 30, 2007, when compared to 2006. See the table below for a reconciliation of non-interest income as adjusted.

	Nine Months Ended
	September 30,
	2007	2006	$ Variance	% Variance
	(Dollars in Thousands)
Non-Interest Income GAAP	$23,552	$20,691	$2,861	13.83%
Add — Net Loss on Sale of Securities	—	1,769	($1,769)	-100.00%
Less — BOLI Benefit Proceeds	—	(1,316)	$1,316	-100.00%

Non-Interest Income as Adjusted	$23,552	$21,144	$2,408	11.39%

     Leading the growth in non interest income is the Company’s Wealth Management product set, the aggregate revenues of which have grown by 30.5% for the three and nine month periods ending September 30, 2007 as compared to the same periods in 2006. Assets under management have grown organically to $1.1 billion, double the $563.9 million of assets under management at the end of 2004. On July 30, 2007, the Company announced an agreement to acquire assets from O’Connell Investment Services, Inc. The Company anticipates that this transaction, which closed November 1, 2007, will add approximately $200 million to assets under management.
     Non interest expense has grown by 6.2% and 7.9% for the three and nine month periods ended September 30, 2007, respectively, compared to the same periods in the prior year. Excluding executive early retirement costs and the litigation settlement recognized during 2007, non-interest expense increased $3.1 million, or 5.0%, for the nine months ended September 30, 2007, as compared to the same period in 2006. See the table below for a reconciliation of non-interest expense as adjusted.

	Nine Months Ended
	September 30,
	2007	2006	$ Variance	% Variance
	(Dollars in Thousands)
Non-Interest Expense GAAP	$65,925	$61,091	$4,834	7.91%
Less-Executive Early Retirement Costs	(406)	—	(406)	-100.00%
Less-Litigation Settlement	(1,361)	—	(1,361)	-100.00%

Non-Interest Expense as Adjusted	$64,158	$61,091	$3,067	5.02%

     The increase in expenses is partially attributable to early retirement costs of $406,000 recorded in the first quarter of 2007 as well as a charge of $1.4 million recorded in the second quarter of 2007 associated with the Computer Associates litigation (see below Part II, Item 1 Legal Proceedings for more information). The remaining increase in expenses is driven by the investments made in the Company’s growth initiatives such as adding commercial lenders to its commercial business, costs associated with the new 1031 like-kind exchange business, commissions connected with retail wealth management, and adding originators to the mortgage lending business.
     Management now feels that the Company is nearing the completion of the balance sheet repositioning that it has been focusing on over the past two years. Emphasis has been placed on growing the commercial and home equity lending segments of the loan portfolio while de-emphasizing the securities portfolio, indirect automobile lending, and residential loan portfolio. Although loan growth remained a challenge during the third quarter of 2007, overall activity picked up. Commercial lending is up 3.1% year to date with 65.4% of that growth coming in the third quarter. Home equity is trending similar to commercial lending with 50.0% of the year to date growth occurring in the third quarter. These loan categories are now outpacing the reduction in the other lending categories of indirect automobile and residential lending.
     As the interest rate environment has not been conducive to maintaining or increasing the securities portfolio, the Company has permitted the securities portfolio to run-off causing it to decrease on both a relative basis (as a percent of earning assets) and an actual basis. During the third quarter there was a slight increase in the securities portfolio as the Company purchased $30.0 million securities to replace scheduled maturities in the fourth quarter.

Securities were $478.8 million at September 30, 2007, down $38.5 million from December 31, 2006. Securities as a percent of earning assets were 19.4% and 19.8% for September 30, 2007 and December 31, 2006, respectively.
     The following pie charts depict the continuing shift in the composition of earning assets into the commercial, home equity, and small business banking lending as of September 30, 2007, 2006, and 2005.
Components of Earning Assets for the Periods Ending
     The following graph shows the decline in the Company’s securities portfolio on both an actual and relative basis from June 2006 through September 2007:
Total Secutities
(Dollars in Millions)

     Total deposits of $2.0 billion at September 30, 2007 decreased $76.2 million, or 3.7%, compared to December 31, 2006, consistent with current funding needs. The Company remains committed to deposit generation, with careful management of deposit pricing and selective deposit promotion, in an effort to control the Company’s cost of funds. In the current interest rate environment the Company is focused on pricing deposits for customer retention as well as core deposit growth.
     While net loan charge-offs were higher in the third quarter of 2007 than in the same period in 2006, they were still relatively low at an annualized rate of 15 basis points of average loans. The allowance for loan losses as a percentage of total loans remained at 1.32% compared to December 31, 2006, maintaining the allowance for loan losses at a level that management considers adequate to provide for probable loan losses based upon evaluation of known and inherent risks in the loan portfolio. Nonperforming assets were $6.6 million at September 30, 2007, a decrease of $573,000 from December 31, 2006. See Table 2- Nonperforming Assets/ Loans for detail on nonperforming assets.
     The following graph depicts the Company’s non-performing assets to total assets at the periods indicated:
Non-Performing Assets
(Dollars in Millions)
          Some of the Company’s other highlights for the nine months of 2007 included:
o	Acquiring Compass Exchange Advisors LLC on January 2, 2007.
o	Projecting a $38 million capital contribution, in the aggregate, during 2007 into RTC CDE II to continue implementation of the $45 million in tax credit allocation authority recently awarded under the New Markets Tax Credit Program.
o	On July 30, 2007, signing an agreement with O’Connell Investment Services Inc. to acquire the assets of O’Connell Investment Services Inc. The transaction, which closed November 1, 2007 is anticipated to add approximately $200 million to the assets already under management by the Company’s Investment Management Group. Management expects the transaction to increase fee revenue and be accretive in 2008.

o	On October 11, 2007, signing a definitive merger agreement to acquire Slade’s Ferry Bancorp, parent of Slade’s Ferry Trust Company (commonly known as Slades Bank). Slade’s Bank has 9 branches located in southeastern Massachusetts and along the Rhode Island border and $628 million in total assets of which $434 million are attributable to the loan portfolio. The transaction is valued at approximately $105 million. Management expects the transaction to be accretive when it closes in 2008, before one time acquisition charges.
o	Continuing disciplined capital management, as reflected by the following:
•	During the quarter ending September 30, 2007 the Company completed its repurchase plan with a total of 1,000,000 shares of common stock repurchased at a weighted average price of $30.70. For the quarter ending September 30, 2007 the Company repurchased 194,253 shares of common stock with a weighted average price of $27.82.

•	The Bank redeemed all of its outstanding 8.375% Cumulative Trust Preferred Securities on April 30, 2007 which completed the refinancing plan of its Trust Preferred Securities. The Company will benefit from the redemption with a savings of approximately $1.0 million in interest expense, on an annualized basis (the Company also wrote-off unamortized issuance costs of approximately $907,000 in April of 2007 upon redemption of the 8.375% Trust Preferred Securities).

•	The Company increased the quarterly dividend effective the first quarter of 2007 by 6.3% to $0.17 per share.
FINANCIAL POSITION
     Loan Portfolio Total loans decreased by $36.7 million, or 1.8%, during the nine months ended September 30, 2007. The decreases were mainly in residential real estate which decreased in total by $50.2 million, or 12.6%, and the consumer-auto portfolio, which decreased by $38.5 million, or 18.6%. Partially offsetting these decreases were increases in the total commercial portfolio, which increased by $25.6 million, or 2.5%, the consumer-home equity portfolio of $22.3 million, or 8.1%, and in small business banking loans of $6.8 million, or 11.3%.
     The Bank’s commercial real estate portfolio, the Bank’s largest portfolio, is diversified with loans secured by a variety of property types, such as owner-occupied and non-owner-occupied commercial, retail, office, industrial, warehouse and other special purpose properties, such as hotels, motels, restaurants, and golf courses. Commercial real estate also includes loans secured by certain residential-related property types including multi-family apartment buildings, residential development tracts and, to a lesser extent, condominiums. The following pie chart shows the diversification of the commercial real estate portfolio as of September 30, 2007.

Commercial Real Estate Portfolio by Property Type
     The Bank considers a concentration of credit to a particular industry to exist when the aggregate credit exposure to a borrower, an affiliated group of borrowers or a non-affiliated group of borrowers engaged in one industry exceeds 10% of the Bank’s loan portfolio which includes direct, indirect or contingent obligations. As of September 30, 2007, loans made by the Company to the industry concentration of lessors of non-residential buildings constituted 10.2% of the Company’s total loan portfolio. All of these loans were performing at September 30, 2007.
     Asset Quality Rockland Trust actively manages all delinquent loans in accordance with formally drafted policies and established procedures.  In addition, Rockland Trust’s Board of Directors reviews delinquency statistics, by loan type, on a monthly basis.

     Delinquency The Bank’s philosophy toward managing its loan portfolios is predicated upon careful monitoring which stresses early detection and response to delinquent and default situations.  The Bank seeks to make arrangements to resolve any delinquent or default situation over the shortest possible time.  Generally, the Bank requires that a delinquency notice be mailed to a borrower upon expiration of a grace period (typically no longer than 15 days beyond the due date).  Reminder notices and telephone calls may be issued prior to the expiration of the grace period. If the delinquent status is not resolved within a reasonable time following the mailing of a delinquency notice, the Bank personnel charged with managing its loan portfolios contacts the borrower to determine the reasons for delinquency and the prospects for payment.  Any subsequent actions taken to resolve the delinquency will depend upon the nature of the loan and the length of time that the loan has been delinquent. The borrower’s needs are considered as much as reasonably possible without jeopardizing the Bank’s position. A late charge is usually assessed on loans upon expiration of the grace period.

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

     The following table sets forth a summary of certain delinquency information as of the dates indicated:
Table 1 — Summary of Delinquency Information

	At September 30, 2007				At December 31, 2006
	60-89 days		90 days or more		60-89 days		90 days or more
	Number	Principal	Number	Principal	Number	Principal	Number	Principal
	of Loans	Balance	of Loans	Balance	of Loans	Balance	of Loans	Balance
	(Unaudited-Dollars in Thousands)
Commercial and Industrial	4	$413	7	$609	6	$1,173	6	$528
Commercial Real Estate	1	610	9	2,067	1	104	3	538
Commercial Construction	—	—	—	—	—	—	—	—
Business Banking	6	171	15	236	3	86	6	74
Residential Real Estate	2	642	3	671	4	621	3	1,409
Residential Construction	—	—	—	—	—	—	—	—
Consumer — Home Equity	1	84	9	297	1	16	7	345
Consumer — Auto	59	636	69	560	68	553	62	676
Consumer — Other	28	157	23	120	11	67	23	199

Total	101	$2,713	135	$4,560	94	$2,620	110	$3,769

     The Company’s total loan delinquency was 0.72% of total loans outstanding at September 30, 2007, the same as at December 31, 2006. Increases shown above in the 90 day category are contained primarily in the commercial real estate category. Management believes these loans are adequately collateralized.
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
     Nonperforming Assets Nonperforming assets are comprised of nonperforming loans, nonperforming securities and Other Real Estate Owned (“OREO”). Nonperforming loans consist of loans that are more than 90 days past due, but still accruing interest, and nonaccrual loans. OREO includes properties held by the Bank as a result of foreclosure or by acceptance of a deed in lieu of foreclosure. As of September 30, 2007, nonperforming assets totaled $6.6 million, a decrease of $573,000, or 8.0%, compared to December 31, 2006. The overall decrease in nonperforming assets is attributable mainly to decreases in nonperforming loans shown in the residential mortgage loan categories and in the commercial and industrial category. Nonperforming assets represented 0.25% of total assets at both September 30, 2007 and December 31, 2006. The Bank had one property held as OREO totaling $245,000 and no nonperforming securities for the period ending September 30, 2007.
     Repossessed automobile loan balances continue to be classified as nonperforming loans, and not as other assets, because the borrower has the potential to satisfy the obligation within twenty days from the date of repossession (before the Bank can schedule disposal of the collateral). The borrower can redeem the property by payment in full at any time prior to the property’s disposal by the Bank. Repossessed automobile loan balances amounted to $340,000 as of September 30, 2007 and $451,000 at both December 31, 2006 and September 30, 2006.
     The following table sets forth information regarding nonperforming assets held by the Company at the dates indicated.
Table 2 — Nonperforming Assets / Loans
(Unaudited — Dollars in Thousands)

	As of	As of	As of
	September 30,	December 31,	September 30,
	2007	2006	2006
Loans past due 90 days or more but still accruing
Consumer — Home Equity	$—	$—	$206
Consumer — Auto	311	252	340
Consumer — Other	118	137	37

Total	$429	$389	$583

Loans accounted for on a nonaccrual basis (1)
Commercial and Industrial	$562	$872	$642
Business Banking	342	74	117
Commercial Real Estate	2,677	2,346	3,004
Residential Real Estate	1,224	2,318	1,838
Consumer — Home Equity	747	358	200
Consumer — Auto	340	451	451
Consumer — Other	30	171	23

Total	$5,922	$6,590	$6,275

Total nonperforming loans	$6,351	$6,979	$6,858

Other real estate owned	$245	$190	$190

Total nonperforming assets	$6,596	$7,169	$7,048

Restructured loans	$38	$—	$—

Nonperforming loans as a percent of gross loans	0.32%	0.34%	0.33%

Nonperforming assets as a percent of total assets	0.25%	0.25%	0.24%

(1)	There were $38,000 restructured nonaccruing loans at September 30 ,2007 and no restructured nonaccruing loans at December 31, 2006 and September 30, 2006.
     In the course of resolving nonperforming loans, the Bank may choose to restructure the contractual terms of certain commercial and real estate loans. Terms may be modified to fit the ability of the borrower to repay in line with its current financial status “a trouble debt restructuring”. It is the Bank’s policy to maintain restructured loans on nonaccrual status for approximately six months before management considers a restructured loan’s return to accrual status. At September 30, 2007 the Bank had one loan totaling $38,000 that was restructured and at December 31, 2006 and September 30, 2006 the Bank had no restructured loans.
     Potential problem loans are any loans, which are not categorized as nonaccrual or non-performing loans and which are not considered troubled debt restructures, where known information about possible credit problems of the borrower(s) causes management to have concerns as to the ability of such borrower(s) to comply with present loan repayment terms. At September 30, 2007 the Bank had twelve potential problem loan relationships and at December 31, 2006 the Bank had fifteen potential problem loan relationships, which are not included in nonperforming loans. Outstanding balances on these loans totaled $21.1 million and $21.8 million at September 30, 2007 and December 31, 2006, respectively. At September 30, 2007, these problem loans continued to perform and the Company’s management actively monitors these loans and strives to minimize any possible adverse impact to the Bank.
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
     Interest income that would have been recognized for both the three months ended September 30, 2007, and September 30, 2006, if nonperforming loans at the respective dates had been performing in accordance with their original terms, approximated $53,000 and $76,000, respectively. Interest income that would have been recognized for both the nine months ended September 30, 2007, and September 30, 2006, if nonperforming loans at the respective dates had been performing in accordance with their original terms, approximated $246,000 and $195,000, respectively. The actual amount of interest that was collected on these nonaccrual and restructured loans during the three months ended September 30, 2007 and September 30, 2006 and included in interest income was approximately $15,000 and $0, respectively. The actual amount of interest that was collected on these nonaccrual and restructured loans during the nine months ended September 30, 2007 and September 30, 2006, including interest income, was approximately $109,000 and $47,000, respectively.
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
     At September 30, 2007, impaired loans include all commercial real estate loans and commercial and industrial loans on nonaccrual status and other loans that have been categorized as impaired. Total impaired loans at September 30, 2007 and December 31, 2006 were $4.1 million and $3.6 million, respectively.
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
     As of September 30, 2007, the allowance for loan losses totaled $26.2 million, or 1.32%, of total loans as compared to $26.8 million, or 1.32%, of total loans at December 31, 2006. Based on management’s analysis, management believes that the level of the allowance for loan losses at September 30, 2007 is adequate.
     The following table summarizes changes in the allowance for loan losses and other selected loan data for the periods presented:

Table 3 — Summary of Changes in the Allowance for Loan Losses

	Quarter to Date
	September 30,	June 30,	March 31,	December 31,	September 30,
	2007	2007	2007	2006	2006
	(Unaudited - Dollars in Thousands)
Average loans	$1,971,023	$1,987,156	$2,003,218	$2,032,331	$2,038,194

Allowance for loan losses, beginning of period	$26,650	$26,815	$26,815	$26,814	$26,811
Charged-off loans:
Commercial and Industrial	—	133	334	45	—
Business Banking	217	178	93	234	69
Commercial Real Estate	—	—	—	—	—
Residential Real Estate	—	—	—	—	—
Commercial Construction	—	—	—	—	—
Residential Construction	—	—	—	—	—
Consumer — Home Equity	—	80	—	—	—
Consumer — Auto	452	324	420	498	469
Consumer — Other	240	189	276	211	262

Total charged-off loans	909	904	1,123	988	800

Recoveries on loans previously charged-off:
Commercial and Industrial	1	4	39	41	99
Business Banking	5	1	3	80	1
Commercial Real Estate	—	—	—	—	—
Residential Real Estate	—	—	—	—	—
Commercial Construction	—	—	—	—	—
Residential Construction	—	—	—	—	—
Consumer — Home Equity	—	—	—	—	—
Consumer — Auto	105	86	126	125	111
Consumer — Other	40	64	64	38	62

Total recoveries	151	155	232	284	273

Net loans charged-off	758	749	891	704	527
Provision for loan losses	300	584	891	705	530

Total allowance for loan losses, end of period	$26,192	$26,650	$26,815	$26,815	$26,814

Net loans charged-off as a percent of average total loans (annualized)	0.15%	0.15%	0.18%	0.14%	0.10%
Total allowance for loan losses as a percent of total loans	1.32%	1.35%	1.34%	1.32%	1.31%
Total allowance for loan losses as a percent of nonperforming loans	412.41%	454.93%	364.65%	384.22%	390.99%
Net loans charged-off as a percent of allowance for loan losses (annualized)	11.58%	11.24%	13.29%	10.50%	7.86%
Recoveries as a percent of charge-offs (annualized)	16.61%	17.15%	20.66%	28.74%	34.13%
     The allowance for loan losses is allocated to various loan categories as part of the Bank’s process of evaluating its adequacy. The amount of allowance allocated to these loan categories was $24.1 million at September 30, 2007, compared to $25.4 million at December 31, 2006. The distribution of allowances allocated among the various loan categories as of September 30, 2007 was categorically similar to the distribution as of December 31, 2006. Increases or decreases in the amounts allocated to each category, as compared to those shown as of December 31, 2006, generally, reflect changes in portfolio balances outstanding due to new loan originations, loans re-paid, changes in levels of credit line usage and the results of ongoing credit risk assessments of the loan portfolio.

     The following table sets forth the allocation of the allowance for loan losses by loan category at the dates indicated. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which actual losses may occur. The total allowance is available to absorb losses from any segment of the loan portfolio.
Table 4 — Summary of Allocation of the Allowance for Loan Losses
(Unaudited — Dollars In Thousands)

	AT SEPTEMBER 30,		AT DECEMBER 31,
	2007		2006
		Percent of		Percent of
		Loans		Loans
	Allowance	In Category	Allowance	In Category
	Amount	To Total Loans	Amount	To Total Loans
Allocated Allowances:
Commercial and Industrial	$3,336	8.9%	$3,615	8.6%
Business Banking	1,029	3.4%	1,340	3.0%
Commercial Real Estate	13,064	38.3%	13,136	36.5%
Real Estate Construction	2,910	6.3%	2,955	6.3%
Real Estate Residential	505	17.2%	566	19.3%
Consumer — Home Equity	898	15.1%	1,024	13.7%
Consumer — Auto	1,682	8.5%	2,066	10.2%
Consumer — Other	666	2.3%	652	2.4%
Unallocated Allowance	2,102	NA	1,461	NA

Total Allowance for Loan Losses	$26,192	100.0%	$26,815	100.0%

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
     The other method used to allocate allowances for loan losses entails the assignment of allowance amounts to individual loans on the basis of loan impairment. Certain loans are evaluated individually and are judged to be impaired when management believes it is probable that the Bank will not collect all of the contractual interest and principal payments as scheduled in the loan agreement. Under this method, loans are selected for evaluation based upon a change in internal risk rating, occurrence of delinquency, loan classification or non-accrual status. A specific allowance amount is allocated to an impaired loan on the basis of: (a) the present value of anticipated future cash flows or on the loan’s observable fair market value or (b) the fair value of collateral if the loan is collateral dependent. Loans evaluated for impairment and the specific allowance assigned to these loans totaled $4.1 million and $0, respectively, at September 30, 2007 and $3.6 million and $414,000, respectively, at December 31, 2006.
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
     Due to the imprecise nature of the loan loss estimation process and ever changing conditions, these risk attributes may not be adequately captured in data related to the formula-based loan loss components used to determine allocations in the Bank’s analysis of the adequacy of the allowance for loan losses. Management, therefore, has established and maintains an unallocated allowance for loan losses. The amounts of the unallocated allowance were $2.1 million, $1.5 million, and $2.5 million at September 30, 2007, December 31, 2006, and December 31, 2005, respectively.
     The unallocated allowance was reduced at December 31, 2006 due to an incremental increase in the amount of allowance allocated towards the commercial loan portfolio. Certain commercial credit relationships were identified as classified in the third quarter of 2006, requiring greater allowance amounts based upon the application of standard loan loss allocation factors reflecting expected losses for classified loans. In light of the recognition of the incremental increase in risk for certain of these credit relationships, management elected to pursue its available options to exit these relationships during the latter half of 2006. It was the expectation of management that the disposition of these credit relationships might not require the entire allowance allocated to them by the use of the standard loss factor, pending the outcome of the Bank’s exit strategy. Accordingly, as management was actively seeking to exit out of these relationships through its portfolio management practices, the unallocated allowance was reduced during the third and fourth quarters of 2006 as expectations related to these relationships improved. During 2007, substantive amounts of these higher-risk relationships were resolved, and removed from their respective loan categories. As a result, the unallocated allowance amount at September 30, 2007 was aligned more closely with its 2005 level.
     Management has deemed the current unallocated allowance level adequate based on a careful analysis of national and local economic conditions in conjunction with an evaluation of asset quality trends in the loan portfolio. The Massachusetts economy exhibited significant growth during the second quarter of 2007, outpacing national GDP growth according to the most recent data from local economic experts. Additionally, statewide growth is expected to continue for the rest of the year at a more moderate pace. The weak dollar has boosted exports statewide, especially in the technology and science-related sectors, and employment has continued to grow. Within the Bank’s loan portfolio, delinquency balances are up quarter to quarter but the ratio of delinquencies to loans has improved quarter to quarter, nonperforming asset balances remained at acceptable levels, and the level of charge-offs was flat from the second quarter of 2007 and down from the first quarter of this year.
     Goodwill and Core Deposit Intangibles Goodwill and Core Deposit Intangibles (“CDI”) increased $1.8 million, or 3.3%, to $58.4 million at September 30, 2007 from December 31, 2006. Goodwill increased $2.1 million as a result of the acquisition of Compass Exchange Advisors LLC completed on January 2, 2007. In connection with that acquisition the Bank established a wholly-owned subsidiary known as Compass Exchange Advisors LLC (“CEA”). CEA offers qualified intermediary like-kind exchange services pursuant to Internal Revenue Code Section 1031 to corporate, institutional, and individual property owners.
     Core deposit intangibles decreased $242,000 due to normal amortization.
     Securities Securities decreased by $38.5 million, or 7.4%, during the nine months ended September 30, 2007. This decrease resulted mainly from the call of securities and normal runoff in the portfolio. The ratio of securities to total assets as of September 30, 2007 was 17.9%, as compared to 18.3% at December 31, 2006. The Company purchased $30.0 million in securities in the third quarter of 2007, consisting primarily of mortgage backed securities, purchased to replace scheduled maturities in the fourth quarter.
     Deposits Total deposits of $2.0 billion at September 30, 2007 decreased $76.2 million, or 3.7%, compared to December 31, 2006. The Company experienced a decrease in core deposits of $28.8 million, or 1.9%, and a decrease in time deposits of $47.4 million, or 8.4%. For the three month period between June 30, 2007 and September 30, 2007 deposits decreased by $37.9 million, or 1.9%, reflecting fluctuations in attorney accounts and municipal balances.
     Borrowings Total borrowings decreased $62.7 million, or 12.7%, from December 31, 2006 to $430.9 million at September 30, 2007, of which $25.8 million relates to the calling of the $25.0 million trust preferred securities as part of the Company’s debt refinancing strategy. The remaining decrease is due to the excess cash flow from the securities portfolio and certain loan categories being used to decrease wholesale borrowing.
     Stockholders’ Equity Stockholders’ equity as of September 30, 2007 totaled $214.2 million, as compared to $229.8 million at December 31, 2006. Equity decreased mainly due to stock repurchases of $30.7 million, and dividends declared of $7.1 million, offset by the net change in the unrealized losses on securities of $1.1 million, and net income of $20.7 million.
     Equity to Assets Ratio The ratio of equity to assets was 8.0% and 8.1% at September 30, 2007 and at December 31, 2006, respectively.

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
     The Company reported net income of $8.3 million, a $244,000, or 2.9% decrease, for the third quarter of 2007 as compared to the third quarter of 2006. Diluted earnings per share were $0.60 for the three months ended September 30, 2007, compared to $0.58 for the three months ended September 30, 2006. The Company reported net income of $20.7 million, a $4.1 million, or 16.6% decrease, for the nine months ended September 30, 2007 as compared with the same period in 2006. Diluted earnings per share were $1.45 for the nine months ended September 30, 2007, compared to $1.63 for the nine months ended September 30, 2006.
     Net Interest Income The amount of net interest income is affected by changes in interest rates and by the volume and mix of interest earning assets and interest bearing liabilities.
     On a fully tax equivalent basis, net interest income for the third quarter of 2007 decreased $1.6 million, or 6.1%, to $24.7 million, as compared to the third quarter of 2006. The Company’s net interest margin was 3.98% for the quarter ended September 30, 2007 as compared to 3.89% for the quarter ended September 30, 2006. The Company’s interest rate spread (the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities) was 3.32% for the third quarter of 2007, a 4 basis point increase when compared to the same period in the prior year.
     The yield on earning assets was 6.49% for the quarter ending September 30, 2007, compared with 6.40% the same quarter ending in 2006. The average balance of securities has deliberately been decreased by $163.2 million, or 26.2%, as compared with the prior year as management is allowing the securities portfolio to run-off in the current interest rate environment. The average balance of loans decreased by $67.2 million, or 3.3%, and the yield on loans increased by 6 basis points to 6.90% for the third quarter of 2007 compared to 6.84% for the third quarter in 2006. This increase in the yield on earning assets is largely attributable to variable rate loans re-pricing higher with increases in the underlying rate index (e.g. LIBOR, Prime).
     For the third quarter of 2007, as compared to the same period in 2006, the average balance of interest-bearing liabilities decreased by $209.7 million, or 9.6%. The average cost of these interest bearing liabilities increased to 3.17% compared to 3.12% in 2006. The increase in cost of funds is due to the cost of deposits primarily attributable to deposit competition.
     For the nine months ending September 30, 2007 the cost of total funds increased 26 basis points to 2.58% as compared to the same period in 2006 and the average balance decreased by $213.0 million. As part of the Company’s debt refinancing strategy the Company carried an additional $25.8 million of junior subordinated debentures at a rate of 6.52% for approximately four months in anticipation of calling $25.8 million of more expensive 8.375% debt. Carrying this additional debt for four months also contributed to a higher cost of funds for the 2007 nine month period as compared to the same period in 2006.
     The following tables present the Company’s daily average balances, net interest income, interest rate spread, and net interest margin for the three and nine months ending September 30, 2007 and September 30, 2006. For purposes of the table and the following discussion, income from interest-earning assets and net interest income are presented on a fully-taxable equivalent basis by adjusting income and yields earned on tax-exempt interest received on loans to qualifying borrowers and on certain of the Company’s securities to make them equivalent to income and yields on fully-taxable investments, assuming a federal income tax rate of 35%.

Table 5 — Average Balance, Interest Earned/Paid & Average Yields
(Unaudited — Dollars in Thousands)

		INTEREST			INTEREST
	AVERAGE	EARNED/	AVERAGE	AVERAGE	EARNED/	AVERAGE
	BALANCE	PAID	YIELD/RATE	BALANCE	PAID	YIELD/RATE
FOR THE THREE MONTHS ENDED SEPTEMBER 30,	2007	2007	2007	2006	2006	2006

Interest-earning Assets:
Federal Funds Sold and Short Term Investments	$50,936	$679	5.33%	$44,168	$577	5.23%
Securities:
Trading Assets	1,704	10	2.35%	1,534	12	3.13%
Taxable Investment Securities (1)	407,429	4,765	4.68%	564,393	6,884	4.88%
Non-taxable Investment Securities (1)(2)	49,882	811	6.50%	56,266	929	6.60%

Total Securities:	459,015	5,586	4.87%	622,193	7,825	5.03%
Loans (1)	1,971,023	33,993	6.90%	2,038,194	34,846	6.84%

Total Interest-Earning Assets	$2,480,974	$40,258	6.49%	$2,704,555	$43,248	6.40%

Cash and Due from Banks	58,484			59,846
Other Assets	148,915			152,524

Total Assets	$2,688,373			$2,916,925

Interest-bearing Liabilities:
Deposits:
Savings and Interest Checking Accounts	$574,239	$2,072	1.44%	$555,666	$1,326	0.95%
Money Market	465,302	3,585	3.08%	520,632	4,055	3.12%
Time Deposits	521,884	5,462	4.19%	582,526	5,848	4.02%

Total interest-bearing deposits:	1,561,425	11,119	2.85%	1,658,824	11,229	2.71%
Borrowings:
Federal Home Loan Bank Borrowings	$249,698	$2,806	4.50%	$340,400	$3,700	4.35%
Federal Funds Purchased and Assets Sold Under Repurchase Agreement	96,145	703	2.92%	122,842	926	3.02%
Junior Subordinated Debentures	51,547	862	6.69%	51,546	1,117	8.67%
Other Borrowings	5,839	92	6.30%	708	8	4.52%

Total borrowings:	403,229	4,463	4.43%	515,496	5,751	4.46%

Total Interest-Bearing Liabilities	$1,964,654	$15,582	3.17%	$2,174,320	$16,980	3.12%

Demand Deposits	496,253			505,134

Other Liabilities	13,978			17,473

Total Liabilities	2,474,885			2,696,927
Stockholders’ Equity	213,488			219,998

Total Liabilities and Stockholders’ Equity	$2,688,373			$2,916,925

Net Interest Income		$24,676			$26,268

Interest Rate Spread (3)			3.32%			3.28%

Net Interest Margin (3)			3.98%			3.89%

Supplemental Information:
Total Deposits, including Demand Deposits	$2,057,678	$11,119		$2,163,958	$11,229
Cost of Total Deposits			2.16%			2.08%
Total Funding Liabilities, including Demand Deposits	$2,460,907	$15,582		$2,679,454	$16,980
Cost of Total Funding Liabilities			2.53%			2.53%

(1)	Investment Securities are at average fair value.

(2)	The total amount of adjustment to present interest income and yield on a fully tax-equivalent basis is $406 and $439 for the three months ended September 30, 2007 and 2006, respectively. Also, non-accrual loans have been included in the average loan category; however, unpaid interest on non-accrual loans has not been included for purposes of determining interest income.

(3)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities. Net interest margin represents annualized net interest income as a percent of average interest-earning assets.

Table 6 — Average Balance, Interest Earned/Paid & Average Yields
(Unaudited — Dollars in Thousands)

		INTEREST			INTEREST
	AVERAGE	EARNED/	AVERAGE	AVERAGE	EARNED/	AVERAGE
	BALANCE	PAID	YIELD/RATE	BALANCE	PAID	YIELD/RATE
FOR THE NINE MONTHS ENDED SEPTEMBER 30,	2007	2007	2007	2006	2006	2006

Interest-earning Assets:
Federal Funds Sold and Short Term Investments	$35,242	$1,412	5.34%	$19,469	$729	4.99%
Securities:
Trading Assets	1,681	33	2.62%	1,562	31	2.65%
Taxable Investment Securities (1)	424,797	15,143	4.75%	595,510	20,504	4.59%
Non-taxable Investment Securities (1)(2)	51,765	2,511	6.47%	58,594	2,978	6.78%

Total Securities:	478,243	17,687	4.93%	655,666	23,513	4.78%
Loans (2)	1,987,015	101,720	6.83%	2,044,053	101,820	6.64%

Total Interest-Earning Assets	$2,500,500	$120,819	6.44%	$2,719,188	$126,062	6.18%

Cash and Due from Banks	59,583			59,842
Other Assets	148,683			151,815

Total Assets	$2,708,766			$2,930,845

Interest-bearing Liabilities:
Deposits:
Savings and Interest Checking Accounts	$575,451	$5,866	1.36%	$563,270	$3,234	0.77%
Money Market	467,490	10,635	3.03%	528,893	10,906	2.75%
Time Deposits	534,087	16,528	4.13%	556,514	14,953	3.58%

Total interest-bearing deposits:	1,577,028	33,029	2.79%	1,648,677	29,093	2.35%
Borrowings:
Federal Home Loan Bank Borrowings	$246,896	$8,266	4.46%	$379,621	$12,031	4.23%
Federal Funds Purchased and Assets Sold Under Repurchase Agreement	100,347	2,288	3.04%	112,726	2,261	2.67%
Junior Subordinated Debentures	62,781	4,187	8.89%	51,546	3,352	8.67%
Other Borrowings	2,493	116	6.20%	1,120	36	4.29%

Total borrowings:	412,517	14,857	4.80%	545,013	17,680	4.33%

Total Interest-Bearing Liabilities	$1,989,545	$47,886	3.21%	$2,193,690	$46,773	2.84%

Demand Deposits	485,922			494,762

Other Liabilities	13,881			18,182

Total Liabilities	2,489,348			2,706,634
Stockholders’ Equity	219,418			224,211

Total Liabilities and Stockholders’ Equity	$2,708,766			$2,930,845

Net Interest Income		$72,933			$79,289

Interest Rate Spread (3)			3.23%			3.34%

Net Interest Margin (3)			3.89%			3.89%

Supplemental Information:
Total Deposits, including Demand Deposits	$2,062,950	$33,029		$2,143,439	$29,093
Cost of Total Deposits			2.13%			1.81%
Total Funding Liabilities, including Demand Deposits	$2,475,467	$47,886		$2,688,452	$46,773
Cost of Total Funding Liabilities			2.58%			2.32%

(1)	Investment Securities are at average fair value.

(2)	The total amount of adjustment to present interest income and yield on a fully tax-equivalent basis is $1,241 and $1,345 for the nine months ended September 30, 2007 and 2006, respectively. Also, non-accrual loans have been included in the average loan category; however, unpaid interest on non-accrual loans has not been included for purposes of determining interest income.

(3)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities. Net interest margin represents annualized net interest income as a percent of average interest-earning assets.
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

Table 7 — Volume Rate Analysis

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007 Compared to 2006				2007 Compared to 2006
			Change				Change
	Change	Change	Due to		Change	Change	Due to
	Due to	Due to	Volume/	Total	Due to	Due to	Volume/	Total
	Rate	Volume	Rate	Change	Rate	Volume	Rate	Change
	(Unaudited - Dollars in Thousands)				(Unaudited - Dollars in Thousands)
Income on interest-earning assets:
Federal funds sold	$12	$88	$2	$102	$51	$591	$41	$683
Securities:
Taxable securities	(283)	(1,915)	79	(2,119)	725	(5,878)	(208)	(5,361)
Non-taxable securities (1)	(14)	(105)	1	(118)	(136)	(347)	16	(467)
Trading assets	(3)	1	—	(2)	—	2	—	2

Total Securities:	(300)	(2,019)	80	(2,239)	589	(6,223)	(192)	(5,826)
Loans (1) (2)	305	(1,148)	(10)	(853)	2,820	(2,841)	(79)	(100)

Total	$17	$(3,079)	$72	$(2,990)	$3,460	$(8,473)	$(230)	$(5,243)

Expense of interest-bearing liabilities:
Deposits:
Savings and Interest Checking accounts	$679	$44	$23	$746	$2,508	$70	$54	$2,632
Money Market	(44)	(431)	5	(470)	1,126	(1,266)	(131)	(271)
Time deposits	249	(609)	(26)	(386)	2,269	(603)	(91)	1,575

Total interest-bearing deposits:	884	(996)	2	(110)	5,903	(1,799)	(168)	3,936
Borrowings:
Federal Home Loan Bank borrowings	$125	$(986)	$(33)	$(894)	$679	$(4,207)	$(237)	$(3,765)
Federal funds purchased and assets sold under repurchase agreements	(28)	(201)	6	(223)	309	(248)	(34)	27
Junior Subordinated Debentures	(255)	—	—	(255)	86	730	19	835
Other Borrowings	3	58	23	84	16	44	20	80

Total borrowings:	(155)	(1,129)	(4)	(1,288)	1,090	(3,681)	(232)	(2,823)

Total	$729	$(2,125)	$(2)	$(1,398)	$6,993	$(5,480)	$(400)	$1,113

Change in net interest income	$(712)	$(954)	$74	$(1,592)	$(3,533)	$(2,993)	$170	$(6,356)

(1)	The total amount of adjustment to present income and yield on a fully tax-equivalent basis is $406 and $439 for the three months ended September 30, 2007 and 2006, respectively, and is $1,241 and $1,345 for the nine months ended September 30, 2007 and 2006, respectively.

(2)	Loans include portfolio loans, loans held for sale and nonperforming loans; however unpaid interest on nonaccrual loans has not been included for purposes of determining interest income.
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
     The provision for loan losses decreased to $300,000 and increased to $1.8 million for the three and nine months ended September 30, 2007, respectively, compared with the $530,000 and $1.6 million reported in the comparable year-ago period.
     The ratio of the allowance for loan losses to total loans was 1.32% at both September 30, 2007 and December 31, 2006 and was 1.31% at September 30, 2006. The allowance for loan losses at September 30, 2007 was 412.41% of nonperforming loans, as compared to 384.22% at December 31, 2006 and 390.99% at September 30, 2006.
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
     Non-Interest Income Non-interest income increased by $671,000, or 9.5%, and by $2.9 million, or 13.8%, during the three and nine months ended September 30, 2007, respectively, as compared to the same periods in the prior year.
     Service charges on deposit accounts increased by $85,000, or 2.3%, and by $43,000, or 0.4%, for the three and nine months ended September 30, 2007, respectively, as compared to the same periods in 2006.
     Wealth management revenue increased by $438,000, or 30.5%, and $1.4 million, or 30.5%, for the three and nine months ended September 30, 2007, compared to the same periods in 2006. Investment management income increased by $351,000, or 26.3%, and $892,000, or 21.7%, for the three and nine months ended September 30, 2007. Assets under administration at September 30, 2007 were $1.1 billion, an increase of $361.7 million, or 48.6%, as compared to September 30, 2006. Retail wealth management revenue improved by $86,000, or 87.2%, and $480,000, or 127.2%, for the three and nine months ended September 30, 2007, respectively, due to a change in the model origination and an increase in sales.
     Mortgage banking income increased by $97,000, or 18.4%, and $223,000, or 11.2%, for the three and nine months ended September 30, 2007, respectively, as compared to the same periods in 2006. The balance of the mortgage servicing asset was $2.2 million and loans serviced amounted to $263.7 million as of September 30, 2007. The increase in mortgage banking income for both the three and nine month periods in 2007 is mainly attributable to the premiums received on loans sold with servicing released.
     Bank owned life insurance (“BOLI”) income increased $19,000, or 4.0%, and decreased $1.3 million, or 48.2%, for the three and nine months ended September 30, 2007 as compared to the same periods ended September 30, 2006. The decrease in the nine month period is due to the $1.3 million tax exempt BOLI death benefit proceeds realized during the first quarter of 2006.
     There were no gains or losses on the sale of securities during the third quarter of 2007 or 2006 nor during the first nine months of 2007. A $1.8 million loss on the sale of securities was recorded in the first quarter of 2006 and is reflected in the nine months ended September 30, 2006.
     Other non-interest income increased by $32,000, or 3.4%, and $769,000, or 29.7%, for the three and nine months ended September 30, 2007, as compared to the same periods in 2006, largely attributable to the revenue associated with the 1031 deferred tax exchange business acquired in the first quarter of 2007.
     Non-Interest Expense Non-interest expense increased by $1.2 million, or 6.2%, and $4.8 million, or 7.9%, for the three and nine months ended September 30, 2007, respectively, as compared to the same periods in 2006.
     Salaries and employee benefits increased by $1.0 million, or 8.4%, and $3.2 million, or 9.0%, for the three and nine months ended September 30, 2007, respectively, as compared to the same periods in 2006. Included in salaries and benefits for the nine month period are executive early retirement costs amounting to $406,000 recorded in the first quarter of 2007. The remaining increase in salaries and benefits is attributable to annual merit increases, the Compass Exchange Advisors acquisition at the beginning of 2007, commissions, and other new hires to support growth initiatives.
     Occupancy and equipment related expense increased by $17,000, or 0.7%, and decreased by $62,000, or 0.8%, for the three and nine months ending September 30, 2007, respectively, as compared to the same period in 2006.
     Data processing and facilities management decreased by $88,000, or 7.6%, and increased by $106,000, or 3.3%, for the three and nine month periods ending September 30, 2007, respectively, as compared to the same periods in 2006. The increases in the year to date period are largely due to the outsourcing of the Bank’s computer support beginning in the second quarter of 2006.
     Other non-interest expense increased by $289,000, or 6.7%, and $1.5 million, or 10.9%, for the three and nine months ended September 30, 2007, as compared to the same periods in the prior year. The increase for the nine month period is primarily attributable to the previously mentioned $1.4 million litigation settlement recorded in the second quarter of 2007.
     Income Taxes For the quarters ending September 30, 2007 and September 30, 2006, the Company recorded combined federal and state income tax provisions of $2.2 million and $3.8 million, respectively. These provisions reflect effective income tax rates of 20.7% and 30.9% for the quarters ending September 30, 2007 and September 30, 2006, respectively. The decrease in the effective tax rate is mainly attributable to additional New Markets Tax Credits being recognized in 2007 (see below for more information) as well as a reduction in the Company’s allowance for uncertain tax positions, recorded in September 2007, related to the 2003 tax year that is no longer subject to income tax examination.
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
     In both 2004 and 2005, the Bank invested $15.0 million during each year from the first $30.0 million award into RTC CDE I. During the first nine months of 2007 the Bank invested $17.5 million into RTC CDE II to provide it with the capital necessary to begin assisting qualified businesses in low-income communities throughout its market area. The Company plans to invest an additional $20.5 million during 2007 and therefore has recognized the related credits in its effective tax rate. Based upon the Bank’s total $47.5 million investment in RTC CDE I and RTC CDE II and a planned additional $20.5 million investment to be made in 2007, it is eligible to receive tax credits over a seven year period totaling 39.0% of its investment, or $26.5 million. The Company recognized a $2.7 million benefit from these tax credits for the nine months ending September 30, 2007. A $1.1 million tax credit benefit was recognized for the nine months ending September 30, 2006. The following table details the remaining expected tax credit recognition by year based upon the two $15.0 million investments made in 2004 and 2005, and the anticipated full year investment of $38.0 million in 2007.
Table 8 — New Markets Tax Credit Recognition Schedule
(Dollars in Thousands)

											Total
Investment			2004 - 2006	2007	2008	2009	2010	2011	2012	2013	Credits
2004	$15M		$2,250	$900	$900	$900	$900	$—	$—	$—	$5,850
2005	$15M		$1,500	$750	$900	$900	$900	$900	$—	$—	$5,850
2007	$38M	(1)	$—	$1,900	$1,900	$1,900	$2,280	$2,280	$2,280	$2,280	$14,820

Total	$68M		$3,750	$3,550	$3,700	$3,700	$4,080	$3,180	$2,280	$2,280	$26,520

(1)	At September 30, 2007 $17.5M of the $38.0M has been invested.
     Return on Average Assets and Equity The annualized consolidated returns on average equity and average assets for the three months ended September 30, 2007 were 15.57% and 1.24%, respectively, compared to 15.56% and 1.17% reported for the same period last year. For the nine months ended September 30, 2007, annualized consolidated returns on average equity were 12.55% and 1.02%, respectively, compared to 14.72% and 1.13% for the nine months ended September 30, 2006.
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
     At September 30, 2007 and December 31, 2006 the Company had interest rate swaps and interest rate caps designated as “cash flow” hedges. The purpose of these swaps is to hedge the variability in the cash outflows of LIBOR-based borrowings attributable to changes in interest rates. The table below shows interest rate derivatives the Company held as of September 30, 2007 and December 31, 2006:
Table 9 — Interest Rate Derivatives
As of September 30, 2007

					Receive		Pay Fixed
	Notional	Trade	Effective	Maturity	(Variable)	Current Rate	Swap Rate/	Market Value
	Amount	Date	Date	Date	Index	Received	Cap Strike Rate	at September 30, 2007
	(Dollars in Thousands)
Interest Rate Swaps
	$35,000	18-Jan-05	20-Jan-05	20-Jan-10	3 Month LIBOR	5.36%	4.06%	$387
	$25,000	16-Feb-06	28-Dec-06	28-Dec-16	3 Month LIBOR	5.69%	5.04%	$75
	$25,000	16-Feb-06	28-Dec-06	28-Dec-16	3 Month LIBOR	5.69%	5.04%	$60

Total	$85,000						Total	$522

Interest Rate Caps
	$100,000	27-Jan-05	31-Jan-05	31-Jan-08	3 Month LIBOR	5.36%	4.00%	$372

Grand Total	$185,000						Grand Total	$894

As of December 31, 2006

					Receive		Pay Fixed
	Notional	Trade	Effective	Maturity	(Variable)	Current Rate	Swap Rate/	Market Value
	Amount	Date	Date	Date	Index	Received	Cap Strike Rate	at December 31, 2006
	(Dollars in Thousands)
Interest Rate Swaps
	$25,000	16-Jan-04	21-Jan-04	21-Jan-07	3 Month LIBOR	5.37%	2.49%	$47
	$35,000	18-Jan-05	20-Jan-05	20-Jan-10	3 Month LIBOR	5.37%	4.06%	$936
	$25,000	16-Feb-06	28-Dec-06	28-Dec-16	3 Month LIBOR	5.36%	5.04%	$82
	$25,000	16-Feb-06	28-Dec-06	28-Dec-16	3 Month LIBOR	5.36%	5.04%	$89

Total	$110,000						Total	$1,154

Interest Rate Caps
	$100,000	27-Jan-05	31-Jan-05	31-Jan-08	3 Month LIBOR	5.38%	4.00%	$1,284

Grand Total	$210,000						Grand Total	$2,438

     During February 2006 the Company entered into two forward starting swaps, each with a $25.0 million notional amount, with the intention of hedging $50.0 million variable rate (LIBOR plus 148 basis points) trust preferred securities. On December 28, 2006, these forward starting swaps became effective when Trust V issued $50.0 million of trust preferred securities which pay interest at a variable rate of interest of LIBOR plus 148 basis points. Through these swaps the Company has effectively locked in a fixed rate of 6.52% on that debt obligation.
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
     The following table set forth the fair value of residential mortgage loan commitments and forward sales agreements at the periods indicated:
Table 10 — Fair Value of Residential Mortgage Loan Commitments and Forward Sales Agreements

	Fair Value At
	September 30,	December 31,	September 30,
	2007	2006	2006
	(Dollars in Thousands)
Residential Mortgage Loan Commitments	$147	$93	$275
Forward Sales Agreements	($10)	$60	($108)

	Change for the Nine Months
	Ended September 30,
	2007	2006

Residential Mortgage Loan Commitments	$53	$167
Forward Sales Agreements	($70)	($86)

Total Change in Fair Value	($17)	$81

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
     The following table sets forth the estimated effects on the Company’s net interest income over a 12-month period following the indicated dates in the event of the indicated increases or decreases in market interest rates:
Table 11 — Interest Rate Sensitivity

	200 Basis Point	200 Basis Point
	Rate Increase	Rate Decrease
September 30, 2007	(2.8%)	0.8%
September 30, 2006	(3.2%)	(0.2%)
     The results implied in the above table indicate estimated changes in simulated net interest income for the subsequent 12 months assuming a gradual shift up or down in market rates of 200 basis points across the entire yield curve. It should be emphasized, however, that the results are dependent on material assumptions such as those discussed above. For instance, asymmetrical rate behavior can have a material impact on the simulation results. If competition for deposits forced the Company to raise rates on those liabilities quicker than is assumed in the simulation analysis without a corresponding increase in asset yields, net interest income may be negatively impacted. Alternatively, if the Company is able to lag increases in deposit rates as loans re-price upward, net interest income would be positively impacted.

     The most significant factors affecting market risk exposure of the Company’s net interest income during the third quarter of 2007 were (i) changes in the composition and prepayment speeds of mortgage assets and loans, (ii) the shape of the U.S. Government securities and interest rate swap yield curve, (iii) the level of U.S. prime interest rates, and (iv) the level of rates paid on deposit accounts.
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
     The Bank utilizes its extensive branch network to access retail customers who provide a stable base of in-market core deposits. These funds are principally comprised of demand deposits, interest checking accounts, savings accounts, and money market accounts. Deposit levels are greatly influenced by interest rates, economic conditions, and competitive factors. The Bank has also established repurchase agreements with major brokerage firms as potential sources of liquidity. At September 30, 2007, the Company had no outstanding repurchase agreements. In addition to agreements with brokers, the Bank also had customer repurchase agreements outstanding amounting to $91.7 million at September 30, 2007. As a member of the Federal Home Loan Bank, the Bank has access to approximately $625.0 million of borrowing capacity. On September 30, 2007, the Bank had $282.6 million outstanding in FHLB borrowings.
     The Company, as a separately incorporated bank holding company, has no significant operations other than serving as the sole stockholder of the Bank. Its commitments and debt service requirement, at September 30, 2007, consist of $51.5 million junior subordinated debentures, including accrued interest, issued to an unconsolidated subsidiary Independent Capital Trust V, in connection with the issuance of variable rate (LIBOR plus 1.48%) Capital Securities due in 2037, for which the Company has locked in a fixed rate of interest of 6.52% for 10 years through an interest rate swap. The Company called the junior subordinated debentures issued to Independent Capital Trust IV in April 2007. The Company’s only obligations relate to its reporting obligations under the Securities and Exchange Act of 1934, as amended, and related expenses as a publicly traded company. The Company funds virtually all expenses through dividends paid by the Bank.
     The Company actively manages its liquidity position under the direction of the Asset/Liability Management Committee. Periodic review under prescribed policies and procedures is intended to ensure that the Company will maintain adequate levels of available funds. At September 30, 2007, the Company’s liquidity position was well above policy guidelines. Management believes that the Bank has adequate liquidity available to respond to current and anticipated liquidity demands.
     Capital Resources and Dividends The Federal Reserve Board, the Federal Deposit Insurance Corporation, and other regulatory agencies have established capital guidelines for banks and bank holding companies. Risk-based capital guidelines issued by the federal regulatory agencies require banks to meet a minimum Tier 1 risk-based capital ratio of 4.0% and a total risk-based capital ratio of 8.0%. At September 30, 2007, the Company had a Tier 1 risk-based capital ratio of 10.35% and a total risk-based capital ratio of 11.60%. The Bank had a Tier 1 risk-based capital ratio of 10.53% and a total risk-based capital ratio of 11.78% as of the same date.
     A minimum requirement of 4.0% Tier 1 leverage capital is also mandated. On September 30, 2007, the Company and the Bank had Tier 1 leverage capital ratios of 7.98% and 8.13%, respectively.
     On September 20, 2007 the Company’s Board of Directors declared a cash dividend of $0.17 per share, a 6.3% increase from December 2006, to stockholders of record as of the close of business on September 25, 2007. This dividend was paid on October 5, 2007. On an annualized basis, the dividend payout ratio amounted to 32.49% of the trailing four quarters’ earnings.
     Contractual Obligations, Commitments, Contingencies, and Off-Balance Sheet Financial Instruments There have been no material changes in contractual obligations, commitments, contingencies, and off-balance sheet financial instruments during the third quarter of 2007. Please refer to the 2006 Form 10-K for a complete table of contractual obligations, commitments, contingencies, and off-balance sheet financial instruments.
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
     Changes in Internal Controls over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the third quarter of 2007 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

Item 4T. Controls and Procedures – N/A
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     Rockland Trust, the wholly-owned bank subsidiary of the Company, is the plaintiff in the federal court case commonly known as Rockland Trust Company v. Computer Associates International, Inc., United States District Court for the District of Massachusetts Civil Action No. 95-11683-DPW (the “CA Case”).  As previously disclosed on July 30, 2007, the judge presiding over the CA case informed the parties on July 24, 2007 that he is “going to enter judgment for Computer Associates.”  As previously disclosed on August 1, 2007, the Company established a $1.4 million accrual for the CA Case, effective as of June 30, 2007.
     On August 31, 2007 the judge in the CA Case issued a Memorandum and Order (the “Decision”) which directed the Clerk to enter judgment for Computer Associates “in the amount of $1,089,113.73 together with prejudgment interest in the amount of $272,278.43 for a total of $1,361,392.16.”  On Wednesday, September 5, 2007 Rockland Trust paid the amount due to Computer Associates in accordance with the Decision from the accrual established on June 30, 2007.
     The Decision also states that:  “. . . Computer Associates asserts in a recent filing that it has incurred $1,160,586.81 in attorney fees and costs. . . The propriety of the award of attorney fees and costs is disputed by Rockland Trust . . . Computer Associates may choose to pursue attorney fees and costs through, for example, a motion to amend or make additional findings.”
     Computer Associates recently filed a request for an award of attorney fees and costs with the court, which Rockland Trust has opposed. The court has not yet rendered its decision with respect to Computer Associates’ request for an award of attorney fees and costs.
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
(c) The following table sets forth information with respect to any purchase made by or on behalf of Independent Bank Corp. or any “affiliated purchaser,” as defined in 204.10b-18(a)(3) under the Exchange Act, of shares of Independent Bank Corp. common stock during the indicated periods:

	Issuer Purchases of Equity Securities
			Total number of shares	Maximum number of
		Weighted	purchased as part of	shares that may yet be
	Total number of	Average price paid	publicly announced plans	purchased under the
Period	shares purchased	per share	or programs	plans or programs (1)
				1,000,000
January 1st - 31st, 2007	192,980	$33.09	192,980	807,020
February 1st - 28th, 2007	131,663	$32.54	131,663	675,357
March 1st - 31st, 2007	87,204	$30.71	87,204	588,153
April 1st - 30th, 2007	101,500	$31.57	101,500	486,653
May 1st - 31st, 2007	195,800	$30.06	195,800	290,853
June 1st - 30th, 2007	96,600	$29.55	96,600	194,253
July 1st - 31st, 2007	107,000	$28.32	107,000	87,253
August 1st - 31st, 2007	87,253	$27.21	87,253	—

Total	1,000,000	$30.70	1,000,000	—

(1)	On December 14, 2006, the Company announced a common stock repurchase program to repurchase up to 1,000,000 shares. The Company placed no deadline on the repurchase program. There were no shares purchased other than through a publicly announced plan or program.
Item 3. Defaults Upon Senior Securities – None
Item 4. Submission of Matters to a Vote of Security Holders — None
Item 5. Other Information – None
Item 6. Exhibits
Exhibits Index

No.	Exhibit

3.(i)	Restated Articles of Organization, as amended as of February 10, 2005, incorporated by reference to the Company’s Form 8-K filed on May 18, 2005.

3.(ii)	Amended and Restated Bylaws of the Company, as amended as of February 10, 2005, incorporated by reference to the Company’s Form 8-K filed on May 18, 2005.

4.1	Specimen Common Stock Certificate, incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 1992.

4.2	Specimen preferred Stock Purchase Rights Certificate, incorporated by reference to the Company’s Form 8-A Registration Statement filed by the Company on November 5, 2001.

No.	Exhibit

4.3	Indenture of Registrant relating to the 8.375% Junior Subordinated Debentures issued to Independent Capital Trust IV, incorporated by reference to the Form 8-K filed by the Company on April 18, 2002.

4.4	Form of Certificate of 8.375% Junior Subordinated Debenture (included as Exhibit A to Exhibit 4.3).

4.5	Amended and Restated Declaration of Trust for Independent Capital Trust IV, incorporated by reference to the Form 8-K filed by the Company on April 18, 2002.

4.6	Form of Preferred Security Certificate for Independent Capital Trust IV (included as Exhibit D to Exhibit 4.5).

4.7	Preferred Securities Guarantee Agreement of Independent Capital Trust IV, incorporated by reference to the Form 8-K filed by the Company on April 18, 2002.

4.8	Indenture of Registrant relating the Junior Subordinated Debt Securities issued to Independent Capital Trust V is incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2006, filed by the Company on February 28, 2007.

4.9	Form of Certificate of Junior Subordinated Debt Security for Independent Capital Trust V (included as Exhibit A to Exhibit 4.8)

4.10	Amended and Restated Declaration of Trust for Independent Capital Trust V is incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2006, filed by the Company on February 28, 2007.

4.11	Form of Capital Security Certificate for Independent Capital Trust V (included as Exhibit A-1 to Exhibit 4.10).

4.12	Guarantee Agreement relating to Independent Capital Trust V is incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2006, filed by the Company on February 28, 2007.

4.13	Forms of Capital Securities Purchase Agreements for Independent Capital Trust V is incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2006, filed by the Company on February 28, 2007.

10.1	Independent Bank Corp. 1996 Non-Employee Directors’ Stock Option Plan (Management contract under Item 601 (10)(iii)(A)). Incorporated by reference to the Company’s Definitive Proxy Statement for the 1996 Annual Meeting of Stockholders filed with the Commission on March 19, 1996.

10.2	Independent Bank Corp. 1997 Employee Stock Option Plan (Management contract under Item 601 (10)(iii)(A)). Incorporated by reference to the Company’s Definitive Proxy Statement for the 1997 Annual Meeting of Stockholders filed with the Commission on March 20, 1997.

10.3	Independent Bank Corp. 2005 Employee Stock Plan incorporated by reference to Form S-8 filed by the Company on July 28, 2005.

No.	Exhibit

10.4	Renewal Rights Agreement noted as of September 14, 2000 by and between the Company and Rockland, as Rights Agent (Exhibit to Form 8-K filed on October 23, 2000).

10.5	Independent Bank Corp. Deferred Compensation Program for Directors (restated as amended as of December 1, 2000). Incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2000.

10.6	Master Securities Repurchase Agreement, incorporated by reference to Form S-1 Registration Statement filed by the Company on September 18, 1992.

10.7	First Amended and Restated Employment Agreement between Christopher Oddleifson and the Company and Rockland Trust dated April 14, 2005 is filed as an exhibit under the Form 8-K filed on April 14, 2005.

10.8	Revised employment agreements between Raymond G. Fuerschbach, Edward F. Jankowski, Ferdinand T. Kelley, Jane L. Lundquist, Edward H. Seksay and Denis K. Sheahan and the Company and Rockland Trust (Management Contracts under Item 601 (10)(iii)(A)) dated December 6, 2004 are filed as an exhibit under the Form 8-K filed on December 9, 2004.

10.9	Amended employment agreement with Ferdinand T. Kelley filed as an exhibit under the 8-K filed on March 16, 2007.

10.10	Options to acquire shares of the Company’s Common Stock pursuant to the Independent Bank Corp. 1997 Employee Stock Option Plan were awarded to Christopher Oddleifson, Raymond G. Fuerschbach, Edward F. Jankowski, Ferdinand T. Kelley, Jane L. Lundquist, Edward H. Seksay and Denis K. Sheahan pursuant to option agreements dated December 9, 2004. The form of these option agreements were filed as exhibits under the Form 8-K filed on December 15, 2004.

10.11	On-Site Outsourcing Agreement by and between Fidelity Information Services, Inc. and Independent Bank Corp., effective as of November 1, 2004. Incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2004 filed on March 4, 2005. (PLEASE NOTE: Portions of this contract, and its exhibits and attachments, have been omitted pursuant to a request for confidential treatment sent on March 4, 2005 to the Securities and Exchange Commission. The locations where material has been omitted are indicated by the following notation: “{****}”. The entire contract, in unredacted form, has been filed separately with the Commission with the request for confidential treatment.)

10.12	New Markets Tax Credit program Allocation Agreement between the Community Development Financial Institutions Fund of the United States Department of the Treasury and Rockland Community Development with an Allocation Effective Date of September 22, 2004 is filed as an exhibit under the Form 8-K filed on October 14, 2004.

10.13	Options to acquire shares of the Company’s Common Stock pursuant to the Independent Bank Corp. 2005 Employee Stock Plan were awarded to Christopher Oddleifson, Raymond G. Fuerschbach, Edward F. Jankowski, Ferdinand T. Kelley, Jane L. Lundquist, Edward H. Seksay, and Denis K. Sheahan pursuant to option agreements dated December 15, 2005. The form of option agreements used for these awards were filed as exhibits under the Form 8-K filed on December 20, 2005.

10.14	Independent Bank Corp. 2006 Non-Employee Director Stock Plan incorporated

No.	Exhibit

by reference to Form S-8 filed by the Company on April 17, 2006.

10.15	Independent Bank Corp. Stock Option Agreement for Non-Employee Director is filed as an exhibit under the Form 10-Q filed on May 9, 2006.

10.16	Independent Bank Corp. Restricted Stock Agreement for Non-Employee Director is filed as an exhibit under the Form 10-Q filed on May 9, 2006.

10.17	New Markets Tax Credit program Allocation Agreement between the Community Development Financial Institutions Fund of the United States Department of the Treasury and Rockland Community Development with an Allocation Effective Date of January 9, 2007 is incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2006, filed by the Company on February 28, 2007.

10.18	Independent Bank Corp. and Rockland Trust Company 2007 Executive Officer Performance Incentive Plan (the “2007 Executive Incentive Plan”) (Management contract under Item 601 (10)(iii)(A)). Incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2006, filed by the Company on February 28, 2007. (PLEASE NOTE: Portions of the 2007 Executive Incentive Plan, and its exhibits and attachments, have been omitted pursuant to a request for confidential treatment sent on March 1, 2007 to the Securities and Exchange Commission. The locations where material has been omitted are indicated by the following notation: “{****}”. The entire 2007 Executive Incentive Plan, in unredacted form, has been filed separately with the Commission with the request for confidential treatment.)

10.19	Agreement and Plan of Merger to acquire Slade’s Ferry Bancorp. is incorporated by reference to the Form 8-K filed on October 12, 2007.

31.1	Section 302 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.*

31.2	Section 302 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.*

32.1	Section 906 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.+

32.2	Section 906 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.+

*	Filed herewith

+	Furnished herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
INDEPENDENT BANK CORP.
(registrant)

Date: November 2, 2007	/s/ Christopher Oddleifson
Christopher Oddleifson
President and Chief Executive Officer

Date: November 2, 2007	/s/ Denis K. Sheahan
Denis K. Sheahan
Chief Financial Officer and Treasurer (Principal Financial and Principal Accounting Officer)

INDEPENDENT BANK CORP.
(registrant)