Form 10-K
period 2007-12-31
INDEPENDENT BANK CORP
filed 2008-03-14
CIK 776901

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock on June 30, 2007, was approximately $383,944,200.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. January 31, 2008 13,761,611

DOCUMENTS INCORPORATED BY REFERENCE

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

Portions of the Registrant’s definitive proxy statement for its 2008 Annual Meeting of Stockholders are incorporated into Part III, Items 10-13 of this Form 10-K.

INDEPENDENT BANK CORP.

2007 ANNUAL REPORT ON FORM 10-K

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

Although the Company believes that the expectations reflected in the Company’s forward-looking statements are reasonable, these statements involve risks and uncertainties that are subject to change based on various important factors (some of which are beyond the Company’s control). The following factors, among others, could cause the Company’s financial performance to differ materially from the Company’s goals, plans, objectives, intentions, expectations and other forward-looking statements:

•	A weakening in the strength of the United States economy in general and the strength of the regional and local economies within the New England region and Massachusetts which could result in a deterioration on credit quality, a change in the allowance for loan losses or a reduced demand for the Company’s credit or fee-based products and services;

•	adverse changes in the local real estate market, could result in a deterioration of credit quality and an increase in the allowance for loan loss, as most of the Company’s loans are concentrated in southeastern Massachusetts and Cape Cod and a substantial portion of these loans have real estate as collateral;

•	the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, could affect the Company’s business environment or affect the Company’s operations;

•	the effects of, any changes in, and any failure by the Company to comply with tax laws generally and requirements of the federal New Markets Tax Credit program in particular could adversely affect the Company’s tax provision and its financial results;

•	inflation, interest rate, market and monetary fluctuations could reduce net interest income and could increase credit losses;

•	adverse changes in asset quality could result in increasing credit risk-related losses and expenses;

•	competitive pressures could intensify and affect the Company’s profitability, including as a result of continued industry consolidation, the increased financial services provided by non-banks and banking reform;

•	a deterioration in the conditions of the securities markets could adversely affect the value or credit quality of the Company’s assets, the availability and terms of funding necessary to meet the Company’s liquidity needs and the Company’s ability to originate loans;

•	the potential to adapt to changes in information technology could adversely impact the Company’s operations and require increased capital spending;

•	changes in consumer spending and savings habits could negatively impact the Company’s financial results; and

•	acquisitions may not produce results at levels or within time frames originally anticipated and may result in unforeseen integration issues or impairment of goodwill and/or other intangibles.

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

General

Independent Bank Corp. (the “Company”) is a state chartered, federally registered bank holding company headquartered in Rockland, Massachusetts that was incorporated under Massachusetts law in 1985. The Company is the sole stockholder of Rockland Trust Company (“Rockland” or the “Bank”), a Massachusetts trust company chartered in 1907. Rockland is a community-oriented commercial bank. The community banking business, the Company’s only reportable operating segment, consists of commercial banking, retail banking, wealth management services, retail investments and insurance sales and is managed as a single strategic unit. The community banking business derives its revenues from a wide range of banking services, including lending activities, acceptance of demand, savings, and time deposits, wealth management, retail investments and insurance services, and mortgage banking income. At December 31, 2007, the Company had total assets of $2.8 billion, total deposits of $2.0 billion, stockholders’ equity of $220.5 million, and 742 full-time equivalent employees.

On March 1, 2008, the Company successfully completed its acquisition of Slade’s Ferry Bancorp., parent of Slades Bank. In accordance with Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” the acquisition was accounted for under the purchase method of accounting and, as such, will be included in the results of operations from the date of acquisition. The Company issued 2,492,854 shares of common stock in connection with the acquisition. The value of the common stock, $30.586, was determined based on the average closing price of the Company’s shares over a five day period including the two days preceding the announcement date of the acquisition, the announcement date of the acquisition and the two days subsequent the announcement date of the acquisition. The Company also paid cash of $25.9 million, for total consideration of $102.2 million.

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

In attracting deposits, the Bank’s primary competitors are savings banks, commercial and co-operative banks, credit unions, internet banks, as well as other non-bank institutions that offer financial alternatives such as brokerage firms and insurance companies. Competitive factors considered in attracting and retaining deposits include deposit and investment products and their respective rates of return, liquidity, and risk, among other factors, such as convenient branch locations and hours of operation, personalized customer service, online access to accounts, and automated teller machines.

The Bank’s market area is attractive and entry into the market by financial institutions previously not competing in the market area may continue to occur. The entry into the market area by these institutions and other non-bank institutions that offer financial alternatives could impact the Bank’s growth or profitability.

Lending Activities

The Bank’s gross loan portfolio (loans before allowance for loan losses) amounted to $2.0 billion on December 31, 2007 or 73.8% of total assets on that date. The Bank classifies loans as commercial, business banking, real estate, or consumer. Commercial loans consist primarily of loans to businesses with credit needs in excess of $250,000 and revenue in excess of $2.5 million for working capital and other business-related purposes and floor plan financing. Business banking loans consist primarily of loans to businesses with commercial credit needs of less than or equal to $250,000 and revenues of less than $2.5 million. Real estate loans are comprised of commercial mortgages that are secured by non-residential properties, residential mortgages that are secured primarily by owner-occupied residences and mortgages for the construction of commercial and residential properties. Consumer loans consist primarily of home equity loans and automobile loans.

The Bank’s borrowers consist of small-to-medium sized businesses and retail customers. The Bank’s market area is generally comprised of the southeastern Massachusetts and Rhode Island. Substantially all of the Bank’s commercial, business banking and consumer loan portfolios consist of loans made to residents of and businesses located in southeastern Massachusetts and Cape Cod and Rhode Island. The majority of the real estate loans in the Bank’s loan portfolio are secured by properties located within this market area.

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

The Bank’s Controlled Asset and Consumer Collections Departments are responsible for the management and resolution of nonperforming assets. In the course of resolving nonperforming loans, the Bank may choose to restructure certain contractual provisions. Nonperforming assets are comprised of nonperforming loans, nonperforming securities and Other Real Estate Owned (“OREO”). Nonperforming loans consist of loans that are more than 90 days past due but still accruing interest and nonaccrual loans. In the course of resolving nonperforming loans, the Bank may choose to restructure the contractual terms of certain commercial and real estate loans. Terms may be modified to fit the ability of the borrower to repay in line with its current financial status. It is the Bank’s policy to maintain restructured loans on nonaccrual status for approximately six months before management considers its return to accrual status. OREO includes properties held by the Bank as a result of foreclosure or by acceptance of a deed in lieu of foreclosure. In order to facilitate the disposition of OREO, the Bank may finance the purchase of such properties at market rates if the borrower qualifies under the Bank’s standard underwriting guidelines. The Bank had three properties and one property held as OREO for the periods ending December 31, 2007 and December 31, 2006, respectively.

Origination of Loans  Commercial and industrial loan applications are obtained through existing customers, solicitation by Bank personnel, referrals from current or past customers, or walk-in customers. Commercial real estate loan applications are obtained primarily from previous borrowers, direct contact with the Bank, or referrals. Business banking loan applications are typically originated by the Bank’s retail staff, through a dedicated team of business officers, by referrals from other areas of the Bank, referrals from current or past customers, or through walk-in customers. Customers for residential real estate loans are referred to Mortgage Loan Officers who will meet with the borrowers at the borrower’s convenience. In late 2007, the bank migrated to the Mortgagebot Loan Portal where borrowers can apply for a mortgage or be pre-approved on-line through the company’s website via a seamless link to Federal National Mortgage Association’s (“FNMA”) Desk Top Underwriter. Residential real estate loan applications primarily result from referrals by real estate brokers, homebuilders, and existing or walk-in customers. The Bank also maintains a staff of field originators who solicit and refer residential real estate loan applications to the Bank. These employees are compensated on a commission basis and provide convenient origination services during banking and non-banking hours. The Company uses a select group of in-market third party originators to generate additional real estate loan volume. The loans are underwritten and closed in the name of the Bank. Volume generated by these third party originators was less than 3% of total originations in 2007. Consumer loan applications are directly obtained through existing or walk-in customers who have been made aware of the Bank’s consumer loan services through advertising and other media, as well as indirectly through a network of automobile, recreational vehicle, and boat dealers.

Commercial and industrial loans, commercial real estate loans, and construction loans may be approved by commercial loan lenders up to their individually assigned lending limits, which are established and modified periodically by management, with ratification by the Board of Directors, to reflect the officer’s expertise and experience. Any of those types of loans which are in excess of a commercial loan officer’s assigned lending authority must be approved by various levels of authority within the Commercial Lending Division, depending on the loan amount, up to and including the Senior Loan Committee and, ultimately, the Executive Committee of the Board of Directors.

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

Consumer loans may be approved by consumer lenders up to their individually assigned lending limits which are established and modified periodically by the Director of Consumer and Business Banking to reflect the officer’s expertise and experience. Any loan which is in excess of the consumer lender’s assigned lending authority must be approved by the Director of Consumer and Business Banking. The Director of Consumer and Business Banking’s lending limit is recommended by the CFO and ratified by the Board of Directors.

In accordance with governing banking statutes, Rockland is permitted, with certain exceptions, to make loans and commitments to any one borrower, including related entities, in the aggregate amount of not more than 20% of the Bank’s stockholders’ equity, which is the “Banks legal lending limit” or $54.2 million at December 31, 2007. Notwithstanding the foregoing, the Bank has established a more restrictive limit of not more than 75% of the Bank’s legal lending limit, or $40.6 million at December 31, 2007, which may only be exceeded with the approval of the Board of Directors. There were no borrowers whose total indebtedness in aggregate exceeded $40.6 million as of December 31, 2007.

Sale of Loans  The Bank’s residential real estate loans are generally originated in compliance with terms, conditions and documentation which permit the sale of such loans to the Federal Home Loan Mortgage Corporation (“FHLMC”), the FNMA, the Government National Mortgage Association (“GNMA”), and other investors in the secondary market. Loan sales in the secondary market provide funds for additional lending and other banking activities. The Bank sells the servicing on a majority of the sold loans for a servicing released premium, simultaneous with the sale of the loan. As part of its asset/liability management strategy, the Bank may retain a portion of the adjustable rate and fixed rate residential real estate loan originations for its portfolio. During 2007, the Bank originated $234.7 million in residential real estate loans of which $26.1 million was retained in its portfolio, comprised primarily of adjustable rate loans.

Commercial and Industrial Loans  The Bank offers secured and unsecured commercial loans for business purposes, including issuing letters of credit. At December 31, 2007, $190.5 million, or 9.3% of the Bank’s gross loan portfolio consisted of commercial and industrial loans. Commercial and industrial loans generated 8.6%, 8.0%, and 7.2% of total interest income for the fiscal years ending 2007, 2006 and 2005, respectively.

Commercial loans may be structured as term loans or as revolving lines of credit. Commercial term loans generally have a repayment schedule of five years or less and, although the Bank occasionally originates some commercial term loans with interest rates which float in accordance with a designated index rate, the majority of commercial term loans have fixed rates of interest. The majority of commercial term loans are collateralized by equipment, machinery or other corporate assets. In addition, the Bank generally obtains personal guarantees from the principals of the borrower for virtually all of its commercial loans. At December 31, 2007, there were $76.8 million of term loans in the commercial loan portfolio.

Collateral for commercial revolving lines of credit may consist of accounts receivable, inventory or both, as well as other business assets. Commercial revolving lines of credit generally are reviewed on an annual basis and usually require substantial repayment of principal during the course of a year. The vast majority of these revolving lines of credit have variable rates of interest. At December 31, 2007, there were $113.7 million of revolving lines of credit in the commercial loan portfolio.

The Bank’s standby letters of credit generally are secured, generally have terms of not more than one year, and are reviewed for renewal in general on an annualized basis. At December 31, 2007, the Bank had $10.9 million of commercial and standby letters of credit.

The Bank also provides automobile and, to a lesser extent, boat and other vehicle floor plan financing. Floor plan loans are secured by the automobiles, boats, or other vehicles, which constitute the dealer’s inventory. Upon the sale of a floor plan unit, the proceeds of the sale are applied to reduce the loan balance. In the event a unit financed under a floor plan line of credit remains in the dealer’s inventory for an extended period, the Bank requires the dealer to pay-down the outstanding balance associated with such unit. Bank personnel make unannounced periodic inspections of each dealer to review the value and condition of the underlying collateral. At December 31, 2007, there were $11.2 million in floor plan loans, all of which have variable rates of interest.

Business Banking Loans  Business banking caters to all of the banking needs of businesses with commercial credit requirements and revenues typically less than or equal to $250,000 and $2.5 million, respectively, with automated loan underwriting capabilities and deposit products. Business banking loans totaled $70.0 million at December 31, 2007, or 3.4% of the Bank’s gross loan portfolio. Business banking loans generated 3.6%, 2.9%, and 2.4% of total interest income for the fiscal years ending 2007, 2006 and 2005, respectively.

Business banking loans may be structured as term loans, lines of credit including overdraft protection, owner and non-owner occupied commercial mortgages and standby letters of credit. Business banking generally obtains personal guarantees from the principals of the borrower for virtually all of its loan products.

Business banking term loans generally have an amortization schedule of five years or less and, although business banking occasionally originates some term loans with interest rates that float in accordance with the prime rate, the majority of business banking term loans have fixed rates of interest. The majority of business banking term loans are collateralized by machinery, equipment and other corporate assets. At December 31, 2007, there were $24.1 million of term loans in the business banking loan portfolio.

Business banking lines of credit and overdraft protection may be offered on an unsecured basis to qualified applicants. Collateral for secured lines of credit and overdraft protection typically consists of accounts receivable and inventory as well as other business assets. Business banking lines of credit and overdraft protection are reviewed on a periodic basis based upon the total amount of exposure to the customer and is typically written on a demand basis. The vast majority of these lines of credit and overdraft protection have variable rates of interest. At December 31, 2007, there were $36.6 million of lines of credit and overdraft protection in the business banking loan portfolio.

Both business banking owner and non-owner occupied commercial mortgages typically have an amortization schedule of twenty years or less but are written with a five year maturity. The majority of business banking owner-occupied commercial mortgages have fixed rates of interest that are adjusted typically every three to five years. The majority of business banking owner-occupied commercial mortgages are collateralized by first or second mortgages on owner-occupied commercial real estate. At December 31, 2007, there were $6.1 million of owner-occupied commercial mortgages in the business banking loan portfolio.

Business banking’s standby letters of credit generally are secured, have expirations of not more than one year, and are reviewed periodically for renewal. The business banking team makes use of the Bank’s authority as a preferred lender with the U.S. Small Business Administration. At December 31, 2007, there were $4.9 million of U.S. Small Business Administration guaranteed loans in the business banking loan portfolio.

Real Estate Loans  The Bank’s real estate loans consist of loans secured by commercial properties, loans secured by one-to-four family residential properties, and construction loans. As of December 31, 2007, the Bank’s loan portfolio included $797.4 million in commercial real estate loans, $335.0 million in residential real estate loans, $133.4 million in commercial construction loans, and $6.1 million in residential construction loans, altogether totaling 62.3% of the Bank’s gross loan portfolio. Real estate loans generated an aggregate of 50.1%, 48.2%, and 47.5% of total interest income for the fiscal years ending December 31, 2007, 2006 and 2005, respectively.

The Bank’s commercial real estate portfolio is well-diversified with loans secured by a variety of property types, such as owner-occupied and non-owner-occupied commercial, retail, office, industrial, warehouse and other special purpose properties, such as hotels, motels, restaurants, and golf courses. Commercial real estate also includes loans secured by certain residential-related property types including multi-family apartment buildings, residential development tracts and condominiums. The following pie chart shows the diversification of the commercial real estate portfolio as of December 31, 2007.

Commercial Real Estate Portfolio by Property Type

Although terms vary, commercial real estate loans generally have maturities of five years or less, amortization periods of 20 to 25 years, and have interest rates that float in accordance with a designated index or that are fixed during the origination process. It is the Bank’s policy to obtain personal guarantees from the principals of the borrower on commercial real estate loans and to obtain financial statements at least annually from all actively managed commercial and multi-family borrowers.

Commercial real estate lending entails additional risks, as compared to residential real estate lending. Commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers. Development of commercial real estate projects also may be subject to numerous land use and environmental issues. The payment experience on such loans is typically dependent on the successful operation of the real estate project, which can be significantly impacted by supply and demand conditions within the markets for commercial, retail, office, industrial/warehouse and multi-family tenancy.

Construction loans are intended to finance the construction of residential and commercial properties, including loans for the acquisition and development of land or rehabilitation of existing properties. Construction loans generally have terms of at least six months, but not more than two years. They usually do not provide for amortization of the loan balance during the term. The majority of the Bank’s commercial construction loans have floating rates of interest based upon the Rockland base rate or the Prime or LIBOR rates published daily in the Wall Street Journal.

A significant portion of the Bank’s construction lending is related to residential development within the Bank’s market area. The Bank typically has focused its construction lending on relatively small projects and has developed and maintains relationships with developers and operative homebuilders in the Plymouth, Norfolk, Barnstable and Bristol Counties of southeastern Massachusetts and Cape Cod and, to a lesser extent, in the state of Rhode Island.

Construction loans are generally considered to present a higher degree of risk than permanent real estate loans and may be affected by a variety of factors, such as adverse changes in interest rates and the borrower’s ability to control costs and adhere to time schedules. Other construction-related risk may include market risk, that is, the risk that “for-sale” or “for-lease” units may or may not be absorbed by the market within a developer’s anticipated time-frame or at a developer’s anticipated price.

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

The Bank generally requires title insurance protecting the priority of its mortgage lien, as well as fire, extended coverage casualty and flood insurance, when necessary, in order to protect the properties securing its residential and other real estate loans. Independent appraisers appraise properties securing all of the Bank’s first mortgage real estate loans, as required by regulatory standards.

Consumer Loans  The Bank makes loans for a wide variety of personal needs. Consumer loans primarily consist of installment loans, home equity loans, and overdraft protection. As of December 31, 2007, $510.6 million, or 25.0%, of the Bank’s gross loan portfolio consisted of consumer loans. Consumer loans generated 22.5%, 22.2% and 20.8% of total interest income for the fiscal years ending December 31, 2007, 2006, and 2005, respectively.

The Bank’s installment loans consist primarily of automobile loans, which totaled $156.0 million, at December 31, 2007, or 7.6% of loans, a decrease from 10.2% and 12.9% of loans at year-end 2006 and 2005, respectively. A substantial portion of the Bank’s automobile loans are originated indirectly by a network of approximately 135 active new and used automobile dealers located within the Bank’s market area. Although employees of the dealer take applications for such loans, the loans are made pursuant to Rockland’s underwriting standards using Rockland’s documentation. A Rockland consumer lender must approve all indirect loans. In addition to indirect automobile lending, the Bank also originates automobile loans directly.

The maximum term for the Bank’s automobile loans is 84 months for a new car loan and 72 months with respect to a used car loan. Loans on new and used automobiles are generally made without recourse to the dealer. The Bank requires all borrowers to maintain automobile insurance, including full collision, fire and theft, with a maximum allowable deductible and with the Bank listed as loss payee. In addition, in order to mitigate the adverse effect on interest income caused by prepayments, dealers are required to maintain a reserve of up to 3% of the outstanding balance of the indirect loans originated by them under Reserve option “A”. Reserve option “A” allows the Bank to be rebated the prepaid dealer reserve on a pro-rata basis in the event of prepayment prior to maturity. Reserve option “B” allows the dealer to share the reserve with the Bank, split 75/25, however for the Bank’s receipt of 25%, no rebates are applied to the account after 90 days from date of first payment. Indirect automobile loans at December 31, 2007, had a weighted average FICO1 score of 703 and a weighted average combined loan-to-value ratio2 of 98.8%. The average FICO scores are based upon re-scores available from September 2007 and actual score data for loans booked between October 1 and December 31, 2007. Use of re-score data enables the Bank to better understand the current credit risk associated with these loans.

The Bank’s consumer loans also include home equity, unsecured loans, loans secured by deposit accounts, loans to purchase motorcycles, recreational vehicles, or boats. The Bank generally will lend up to 100% of the purchase price of vehicles other than automobiles with terms of up to three years for motorcycles and up to fifteen years for recreational vehicles.

1 FICO — represents a credit score determined by the Fair Isaac Corporation, with data provided by the three major credit repositories (Trans Union, Experian, and Equifax). This score predicts the likelihood of loan default. The lower the score, the more likely an individual is to default. The actual FICO scores range from 300 to 850 (fairissaac.com).
2 Loan-to-Value — is the ratio of the total potential exposure on a loan to the fair market value of the collateral. The higher the Loan-to-Value, the higher the loss risk in the event of default.

Home equity loans and lines may be made as a fixed rate term loan or under a variable rate revolving line of credit secured by a first or second mortgage on the borrower’s residence or second home. At December 31, 2007, $108.7 million, or 35.2%, of the home equity portfolio were term loans and $200.0 million, or 64.8%, of the home equity portfolio were revolving lines of credit. The Bank will originate home equity loans and lines in an amount up to 89.9% of the appraised value or on-line valuation, reduced for any loans outstanding secured by such collateral. Home equity loans and lines are underwritten in accordance with the Bank’s loan policy which includes a combination of credit score, loan-to-value ratio, employment history and debt-to-income ratio. Home equity lines of credit at December 31, 2007, had a weighted average FICO score of 753 and a weighted average combined loan-to-value ratio of 56.0%. The average FICO scores are based upon re-scores available from September 2007 and actual score data for loans booked between October 1 and December 31, 2007. Use of re-score data enables the Bank to better understand the current credit risk associated with these loans.

Cash reserve loans are made pursuant to previously approved unsecured cash reserve lines of credit. The rate on these loans is tied to the prime rate.

Investment Activities

The Bank’s securities portfolio consists of U.S. Treasury and U.S. Government agency obligations, state, county and municipal securities, mortgage-backed securities, collateralized mortgage obligations, Federal Home Loan Bank (“FHLB”) stock, corporate debt securities and equity securities held for the purpose of funding supplemental executive retirement plan obligations through a Rabbi Trust. The majority of these securities are investment grade debt obligations with average lives of five years or less. U.S. Treasury and Government Sponsored Enterprises entail a lesser degree of risk than loans made by the Bank by virtue of the guarantees that back them, require less capital under risk-based capital rules than non-insured or non-guaranteed mortgage loans, are more liquid than individual mortgage loans, and may be used to collateralize borrowings or other obligations of the Bank. The Bank views its securities portfolio as a source of income and liquidity. Interest and principal payments generated from securities provide a source of liquidity to fund loans and meet short-term cash needs. The Bank’s securities portfolio is managed in accordance with the Rockland Trust Company Investment Policy adopted by the Board of Directors. The Chief Executive Officer or the Chief Financial Officer may make investments with the approval of one additional member of the Asset/Liability Management Committee, subject to limits on the type, size and quality of all investments, which are specified in the Investment Policy. The Bank’s Asset/Liability Management Committee, or its appointee, is required to evaluate any proposed purchase from the standpoint of overall diversification of the portfolio. At December 31, 2007, securities totaled $507.5 million. Total securities generated interest and dividends on securities of 14.3%, 17.8%, and 21.8% of total interest income for the fiscal years ended 2007, 2006 and 2005, respectively. The chart below shows the level of securities versus assets for the year end 2005, 2006 and 2007.

Level of Securities/Assets
(Dollars in thousands)

Sources of Funds

Deposits  Deposits obtained through Rockland’s branch banking network have traditionally been the principal source of the Bank’s funds for use in lending and for other general business purposes. The Bank has built a stable base of in-market core deposits from consumers, businesses, and municipalities located in southeastern Massachusetts and Cape Cod. Rockland offers a range of demand deposits, interest checking, money market accounts, savings accounts, and time certificates of deposit. The Bank also offers services as a Qualified Intermediary holding deposits for customers executing like-kind exchanges pursuant to section 1031 of the Internal Revenue Code. Interest rates on deposits are based on factors that include loan demand, deposit maturities, alternative costs of funds, and interest rates offered by competing financial institutions in the Bank’s market area. The Bank believes it has been able to attract and maintain satisfactory levels of deposits based on the level of service it provides to its customers, the convenience of its banking locations, and its interest rates that are generally competitive with those of competing financial institutions. Rockland has a municipal banking department that focuses on providing service to local municipalities. At December 31, 2007, municipal deposits totaled $113.6 million. As of December 31, 2007, total deposits were $2.0 billion.

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

Borrowings  Borrowings consist of short-term and intermediate-term obligations. Short-term borrowings can consist of FHLB advances, federal funds purchased, treasury tax and loan notes and assets sold under repurchase agreements. In a repurchase agreement transaction, the Bank will generally sell a security agreeing to repurchase either the same or a substantially identical security on a specified later date at a price slightly greater than the original sales price. The difference in the sale price and purchase price is the cost of the proceeds recorded as interest expense. The securities underlying the agreements are delivered to the dealer who arranges the transactions as security for the repurchase obligation. Payments on such borrowings are interest only until the scheduled repurchase date, which generally occurs within a period of 30 days or less. Repurchase agreements represent a non-deposit funding source for the Bank and the Bank is subject to the risk that the purchaser may default at maturity and not return the collateral. In order to minimize this potential risk, the Bank only deals with established investment brokerage firms when entering into these transactions. On December 31, 2007, the Bank had $50.0 million outstanding under these repurchase agreements with investment brokerage firms. In addition to agreements with brokers, the Bank has entered into similar agreements with its customers. At December 31, 2007, the Bank had $88.6 million of customer repurchase agreements outstanding.

In July 1994, Rockland became a member of the FHLB of Boston. Among the many advantages of this membership, this affiliation provides the Bank with access to short-to-medium term borrowing capacity. At December 31, 2007, the Bank had $311.1 million outstanding in FHLB borrowings with initial maturities ranging from 3 months to 20 years. In addition, the Bank had $283.7 million of borrowing capacity remaining with the FHLB at December 31, 2007.

Also included in borrowings at December 31, 2007 were $51.5 million outstanding junior subordinated debentures, issued to an unconsolidated subsidiary Independent Capital Trust V, in connection with the issuance of variable rate (LIBOR plus 1.48%) Capital Securities due in 2037, for which the Company has locked in a fixed rate of interest of 6.52% for 10 years through an interest rate swap. The Company called the junior subordinated debentures issued to Independent Capital Trust IV in April 2007. See Note 8, Borrowings, within Notes to the Consolidated Financial Statements for more information regarding the junior subordinated debentures.

Wealth Management

Investment Management  The Rockland Trust Investment Management Group provides investment management and trust services to individuals, small businesses, and charitable institutions throughout southeastern Massachusetts and Cape Cod. In addition, the Bank serves as executor or administrator of estates.

Accounts maintained by the Rockland Trust Investment Management Group consist of “managed” and “non-managed” accounts. “Managed” accounts are those for which the Bank is responsible for administration and investment management and/or investment advice. “Non-managed” accounts are those for which the Bank acts solely as a custodian or directed trustee. The Bank receives fees dependent upon the level and type of service(s) provided. For the year ended December 31, 2007, the Investment Management Group generated gross fee revenues of $7.0 million. Total assets under administration as of December 31, 2007, were $1.3 billion, an increase of $472.7 million, or 58.0%, from December 31, 2006. On November 1, 2007, Rockland Trust completed its acquisition of the Lincoln, Rhode Island based O’Connell Investment Services, Inc. The closing of this transaction added approximately $200 million to the assets already under management by the Rockland Trust Investment Management Group and established Rockland Trust’s first investment management office in Rhode Island.

The administration of trust and fiduciary accounts is monitored by the Trust Committee of the Bank’s Board of Directors. The Trust Committee has delegated administrative responsibilities to three committees, one for investments, one for administration, and one for operations, all of which are comprised of Investment Management Group officers who meet not less than monthly.

Retail Wealth Management  In 1999, the Bank entered into an agreement with Independent Financial Marketing Group, Inc. (“IFMG”) and their insurance subsidiary IFS Agencies, Inc. (“IFS”) for the sale of mutual fund shares, unit investment trust shares, general securities, fixed and variable annuities and life insurance. At the end of June 2006, the Bank terminated its relationship with IFMG Securities and IFS Agencies and entered into agreements with Linsco/Private Ledger Corp. (“LPL”) and their insurance subsidiary Private Ledger Insurance Services of Massachusetts, Inc. to offer those services. Under this new arrangement, registered representatives who are dually employed by both the Bank and LPL are onsite to offer these products to the Bank’s customer base. In 2005, the Bank entered into an agreement with Savings Bank Life Insurance of Massachusetts (“SBLI”) to enable appropriately licensed Bank employees to offer SBLI’s fixed annuities and life insurance to the Bank’s customer base. For the year ended December 31, 2007, the retail investments and insurance group generated gross fee revenues of $1.1 million.

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

General  The Company is registered as a bank holding company under the Bank Holding Company Act of 1956 (“BHCA”), as amended, and as such is subject to regulation by the Board of Governors of the Federal Reserve System (“Federal Reserve”). Rockland is subject to regulation and examination by the Commissioner of Banks of the Commonwealth of Massachusetts (the “Commissioner”) and the Federal Deposit Insurance Corporation (“FDIC”). The majority of Rockland’s deposit accounts are insured to the maximum extent permitted by law by the Deposit Insurance Fund (“DIF”) which is administered by the FDIC.

The Bank Holding Company Act  BHCA prohibits the Company from acquiring direct or indirect ownership or control of more than 5% of any class of voting shares of any bank, or increasing such ownership or control of any bank, without prior approval of the Federal Reserve. The BHCA also prohibits the Company from, with certain exceptions, acquiring more than 5% of any class of voting shares of any company that is not a bank and from engaging in any business other than banking or managing or controlling banks.

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

The Company currently is in compliance with the above-described regulatory capital requirements. At December 31, 2007, the Company had Tier 1 capital and total capital equal to 10.27% and 11.52% of total risk-adjusted assets, respectively, and Tier 1 leverage capital equal to 8.02% of total assets. As of such date, Rockland complied with the applicable bank federal regulatory risked based capital requirements, with Tier 1 capital and total capital equal to 10.22% and 11.47% of total risk-adjusted assets, respectively, and Tier 1 leverage capital equal to 8.00% of total assets.

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

Each federal banking agency has broad powers to implement a system of prompt corrective action to resolve problems of institutions, that it regulates, which are not adequately capitalized. A bank shall be deemed to be (i) “well capitalized” if it has a total risk-based capital ratio of 10.0% or more, has a Tier 1 risk-based capital ratio of 6.0% or more, has a Tier 1 leverage capital ratio of 5.0% or more and is not subject to any written capital order or directive; (ii) “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more, a Tier 1 leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of “well capitalized”; (iii) “undercapitalized” if it has a total risk-based capital ratio that is less than 8.0%, or a Tier 1 risk-based capital ratio that is less than 4.0% or a Tier 1 leverage capital ratio of less than 4.0% (3.0% under certain circumstances); (iv) “significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6.0%, or a Tier 1 risk-based capital ratio that is less than 3.0%, or a Tier 1 leverage capital ratio that is less than 3.0%; and (v) “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. As of December 31, 2007, Rockland was deemed a “well-capitalized institution” for this purpose.

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

Deposit Insurance Premiums  The FDIC approved new deposit insurance assessment rates that took effect on January 1, 2007. During 2007, the Bank’s assessment rate under the new FDIC system was the minimum 5 basis points. Additionally, the Federal Deposit Insurance Reform Act of 2005 allowed eligible insured depository institutions to share in a one-time assessment credit pool of approximately $4.7 billion, effectively reducing the amount these institutions are required to submit as an overall assessment. The Bank’s one-time assessment credit was approximately $1.3 million, of which $556,000 is remaining at December 31, 2007.

Community Reinvestment Act (“CRA”)  Pursuant to the CRA and similar provisions of Massachusetts law, regulatory authorities review the performance of the Company and Rockland in meeting the credit needs of the communities served by Rockland. The applicable regulatory authorities consider compliance with this law in connection with applications for, among other things, approval of new branches, branch relocations, engaging in certain new financial activities under the Gramm-Leach-Bliley Act of 1999 (“GLB”), as discussed below, and acquisitions of banks and bank holding companies. The FDIC and the Massachusetts Division of Banks has assigned the Bank a CRA rating of outstanding as of the latest examination.

Bank Secrecy Act  The Bank Secrecy Act requires financial institutions to keep records and file reports that are determined to have a high degree of usefulness in criminal, tax and regulatory matters, and to implement counter-money laundering programs and compliance procedures.

USA Patriot Act of 2001  In October 2001, the USA Patriot Act of 2001 was enacted in response to the terrorist attacks in New York, Pennsylvania and Washington D.C. which occurred on September 11, 2001. The Patriot Act is intended to strengthen U.S. law enforcement’s and the intelligence communities’ abilities to work cohesively to combat terrorism on a variety of fronts. The impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

Financial Services Modernization Legislation  In November 1999, the GLB, was enacted. The GLB repeals provisions of the Glass-Steagall Act which restricted the affiliation of Federal Reserve member banks with firms “engaged principally” in specified securities activities, and which restricted officer, director or employee interlocks between a member bank and any company or person “primarily engaged” in specified securities activities.

In addition, the GLB also contains provisions that expressly preempt any state law restricting the establishment of financial affiliations, primarily related to insurance. The general effect of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers, by revising and expanding the BHCA framework to permit a holding company to engage in a full range of financial activities through a new entity known as a “financial holding company.” “Financial activities” is broadly defined to include not only banking, insurance and securities activities, but also merchant banking and additional activities that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

The GLB also permits national banks to engage in expanded activities through the formation of financial subsidiaries. A national bank may have a subsidiary engaged in any activity authorized for national banks directly or any financial activity, except for insurance underwriting, insurance investments, real estate investment or development, or merchant banking, which may only be conducted through a subsidiary of a financial holding company. Financial activities include all activities permitted under new sections of the BHCA or permitted by regulation.

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

Employees  As of December 31, 2007, the Bank had 742 full time equivalent employees. None of the Company’s employees are represented by a labor union and management considers relations with its employees to be good.

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

Securities and Exchange Commission Availability of Filings on Company Web Site

Under the Securities Exchange Act of 1934 Sections 13 and 15(d), periodic and current reports must be filed with the SEC. The public may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549-0213. The public may obtain information on the operation of the Public Reference Room by calling the Public Reference Room at 1-800-SEC-0330. The Company electronically files the following reports with the SEC: Form 10-K (Annual Report), Form 10-Q (Quarterly Report), Form 11-K (Annual Report for Employees’ Savings, Profit Sharing and Stock Ownership Plan), Form 8-K (Report of Unscheduled Material Events), Forms S-4, S-3 and 8-A (Registration Statements), and Form DEF 14A (Proxy Statement). The Company may file additional forms. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, at www.sec.gov, in which all forms filed electronically may be accessed. Additionally, our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K filed with the SEC and additional shareholder information are available free of charge on the Company’s website: www.RocklandTrust.com (within the investor relations tab). Information contained on our website and the SEC website is not incorporated by reference into this Form 10-K. We have included our web address and the SEC website address only as inactive textual references and do not intend them to be active links to our website or the SEC website. The Company’s Code of Ethics and other Corporate Governance documents are also available on the Company’s website in the Investor Relations section of the website.

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

The second half of 2007 was highlighted by disruption and volatility in the financial and credit markets, primarily due to the fallout associated with rising defaults within many subprime mortgage-backed structured investment vehicles (“SIV’s”). A major consequence of these market conditions has been significant tightening in the availability of credit, especially as it relates to the activity of the secondary residential mortgage market. These conditions have been exacerbated further by the continuation of a correction in (mostly residential-related) real estate market prices and sales activity and rising foreclosure rates, resulting in considerable mortgage loan related losses incurred by many lending institutions. The present state of the mortgage market has impacted the global markets as well as the domestic markets and has led to a significantly tightened environment in terms of credit and liquidity during the second half of 2007. In addition, economic growth has slowed down both nationally and globally, during the fourth quarter of 2007, leading many economists and market observers to conclude that the national economy is bordering on recession.

The Company does not originate subprime mortgages to hold within its residential mortgage portfolio and the Company aims to diversify its entire lending portfolio, to the extent possible, across a variety of different loan types including: small business lines and loans, commercial & industrial lines and loans, commercial real estate mortgages, construction loans, direct and indirect consumer loans, residential mortgages and home equity loans. Nevertheless, there are risk elements that the Company may not be able to fully diversify out of its portfolio, such as its geographic concentration in southeastern Massachusetts and Rhode Island.

Consequently, the credit quality and the continued performance of the Company’s lending portfolio is susceptible to the effects of general economic weakness and, in particular, a downturn in the housing industry, especially as these weaknesses relate to the Company’s primary geographic markets of southeastern Massachusetts and Rhode Island. During the second half of 2007, the Company experienced incremental increases in both non-performing loans and net loan charge-offs, as compared to prior periods. No assurance can be given that the economic and market conditions precedent will improve or will not further deteriorate. Hence, the persistence or worsening of such conditions could result in an increase in delinquencies, could cause a decrease in the Company’s interest income, or could continue to have an adverse impact on the Company’s loan loss experience, which, in turn, may necessitate increases to Company’s allowance for loan losses.

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

Independent Bank Corp.’s business strategy of growth in part through acquisitions could have an impact on its earnings and results of operations that may negatively impact the value of the Company’s stock.  In recent years, Independent Bank Corp. has focused, in part, on growth through acquisitions. In March 2008 Independent Bank completed the acquisition of Slade’s Ferry Bancorp., headquartered in Somerset, Massachusetts.

From time to time in the ordinary course of business, Independent Bank Corp. engages in preliminary discussions with potential acquisitions targets. The consummation of any future acquisitions may dilute stockholder value.

Although Independent Bank Corp.’s business strategy emphasizes organic expansion combined with acquisitions, there can be no assurance that, in the future, Independent Bank Corp. will successfully identify suitable acquisitions candidates, complete acquisitions and successfully integrate acquired operations into our existing operations or expand into new markets. There can be no assurance that acquisitions will not have an adverse effect upon Independent Bank Corp.’s operating results while the operations of the acquired business are being integrated into Independent Bank Corp.’s operations. In addition, once integrated, acquired operations may not achieve levels of profitability comparable to those achieved by Independent Bank Corp.’s existing operations, or otherwise perform as expected. Further, transaction-related expenses may adversely affect Independent Bank Corp.’s earnings. These adverse effects on Independent Bank Corp.’s earnings and results of operations may have a negative impact on the value of Independent Bank Corp.’s stock.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

At December 31, 2007, the Bank conducted its business from its headquarters and main office located at 288 Union Street, Rockland, Massachusetts and fifty-two banking offices located within Barnstable, Bristol, Norfolk and Plymouth Counties in southeastern Massachusetts and Cape Cod. In addition to its main office, the Bank owned twenty-one of its branches and leased the remaining thirty-one branches. In addition to these branch locations, the Bank had three remote ATM locations all of which were leased. On June 8, 2007, the Bank closed its branch located at 1670 Main Street, Brockton, MA. This branch was consolidated into the branch located at 100 Belmont Street, Brockton, MA. On November 9, 2007 the Bank sold its branch property located at 336 Route 28, Harwichport, MA. The Bank entered into a short term lease agreement with the new owner and plans to consolidate this branch into its West Dennis branch in early 2008. The Bank opened two new branches in 2007. The Abington branch, located at 381 Centre St, Abington, MA, which is a ground sublease, opened for business on November 19, 2007. The Quincy branch, located at 301 Quincy Ave., Quincy, MA, which is owned, opened for business on December 20, 2007.

	Banking
County	Offices	ATM	Deposits
			(Dollars in thousands)

Barnstable	15	—	$495,096
Bristol	3	—	85,542
Norfolk	6	—	171,888
Plymouth	29	3	1,274,084

Total	53	3	$2,026,610

The Bank conducted business in twelve additional administrative locations. These locations housed executive, administrative, Investment Management Group (“IMG”), mortgage, consumer lending, commercial lending, back office support staff and warehouse space. The bank owns two of its administrative offices and leases the remaining ten offices. On January 1, 2007, the Bank acquired Compass Exchange Advisors LLC and assumed their lease for office space located at 50 Resnik Road, Plymouth, MA. On January 8, 2007, the Bank opened a mortgage origination office located at 60 Mall Road, Burlington, MA. On May 29, 2007, the Bank sold its property located at 295 Union Street, Rockland, MA. The Bank was not fully utilizing this building due to earlier consolidations into other locations. The Bank entered into a short term lease with the new owner and will relocate the remaining operations staff prior to the expiration of the lease in mid 2008. On November 1, 2007, the Bank acquired O’Connell Investment Services, Inc. O’Connell was a tenant-at-will in office space located at 11 Blackstone Valley Place, Lincoln, RI. The Bank finalized a lease for office space at 6 Blackstone Valley Place, Lincoln, RI and relocated to this space in January 2008. Management is currently considering a sale and lease-back transaction of some of our bank owned real estate and has retained a broker who recently began marketing these properties.

County	Administrative Offices

Barnstable	1
Bristol	2
Norfolk	1
Plymouth	6
Middlesex	1
Providence (Rhode Island)	1

Total	12

For additional information regarding our premises and equipment and lease obligations, see Notes 6 and 16, respectively, to the Consolidated Financial Statements included in Item 8 hereof.

Item 3.	Legal Proceedings

Rockland is the plaintiff in the federal court case commonly known as Rockland Trust Company v. Computer Associates International, Inc., United States District Court for the District of Massachusetts Civil Action No. 95-11683-DPW (the “CA Case”). On August 31, 2007 the judge in the CA Case issued a Memorandum and Order (the “Decision”) which directed the Clerk to enter judgment for Computer Associates “in the amount of $1,089,113.73 together with prejudgment interest in the amount of $272,278 for a total of $1,361,392.” On Wednesday, September 5, 2007, Rockland paid the amount due to Computer Associates in accordance with the Decision from the accrual established on June 30, 2007. The Decision also states that: “. . . Computer Associates asserts in a recent filing that it has incurred $1,160,586.81 in attorney fees and costs. . . The propriety of the award of attorney fees and costs is disputed by Rockland Trust . . . Computer Associates may choose to pursue attorney fees and costs through, for example, a motion to amend or make additional findings.”

In September 2007 Computer Associates filed a motion requesting an award of attorney fees and costs, Rockland believes that it has meritorious defenses to that motion and has opposed it. The court has not yet rendered its decision with respect to Computer Associates’ request for an award of attorney fees and costs.

In addition to the foregoing, the Company is involved in routine legal proceedings occurring in the ordinary course of business which in the aggregate are believed by us to be immaterial to our financial condition and results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of our security holders in the fourth quarter of 2007.

PART II

Item 5.	Market for Independent Bank Corp.’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a.) Independent Bank Corp.’s common stock trades on the National Association of Securities Dealers Automated Quotation System (“NASDAQ”) under the symbol INDB. The Company declared cash dividends of $0.68 per share in 2007 and $0.64 per share in 2006. The ratio of dividends paid to earnings in 2007 and 2006 was 33.4% and 29.1%, respectively.

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

The following schedule summarizes the closing price range of common stock and the cash dividends paid for the fiscal years 2007 and 2006.

Table 1 — Price Range of Common Stock

2007	High	Low	Dividend

4th Quarter	$31.17	$26.86	$0.17
3rd Quarter	31.30	26.60	0.17
2nd Quarter	32.95	28.75	0.17
1st Quarter	36.01	30.09	0.17

2006	High	Low	Dividend

4th Quarter	$36.91	$31.60	$0.16
3rd Quarter	34.59	31.34	0.16
2nd Quarter	32.98	29.91	0.16
1st Quarter	32.33	28.52	0.16

As of December 31, 2007 there were 13,746,711 shares of common stock outstanding which were held by approximately 1,436 holders of record. The closing price of the Company’s stock on December 31, 2007 (the last trading day of calendar year 2007) was $27.22. The number of record holders may not reflect the number of persons or entities holding stock in nominee name through banks, brokerage firms and other nominees.

The information required by S-K Item 201 (d) is incorporated by reference from Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters hereof.

Comparative Stock Performance Graph

The stock performance graph below and associated table compare the cumulative total shareholder return of the Company’s common stock from December 31, 2002 to December 31, 2007 with the cumulative total return of the NASDAQ Market Index (U.S. Companies) and the NASDAQ Bank Stock Index. The lines in the graph and the numbers in the table below represent monthly index levels derived from compounded daily returns that include reinvestment or retention of all dividends. If the monthly interval, based on the last day of fiscal year, was not a trading day, the preceding trading day was used. The index value for all of the series was set to 100.00 on December 31, 2002 (which assumes that $100.00 was invested in each of the series on December 31, 2002).

Independent Bank Corp.
Total Return Performance

	Period Ending
Index	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07

Independent Bank Corp.	100.00	126.79	154.04	132.99	171.30	132.35
NASDAQ Composite	100.00	150.01	162.89	165.13	180.85	198.60
SNL Bank NASDAQ Index	100.00	129.08	147.94	143.43	161.02	126.42

Source: SNL

(b.) Not applicable

(c.) On January 19, 2006 the Company’s Board of Directors approved a common stock repurchase program. Under the program, which was effective immediately, the Company was authorized to repurchase up to 800,000 shares, or approximately 5% of the Company’s outstanding common stock. During the quarter ended September 30, 2006, the Company completed its repurchase plan with a total of 800,000 shares of common stock repurchased at a weighted average share price of $31.04. Additional information about the repurchase program is set forth in Part II, Item 5(c.) hereof.

On December 14, 2006, the Company’s Board of Directors approved another common stock repurchase program. Under the program, which was effective immediately, the Company was authorized to repurchase up to 1,000,000 shares, or approximately 7% of the Company’s outstanding common stock. On August 14, 2007 the

Company completed its repurchase plan with a total of 1,000,000 shares of common stock repurchased at a weighted average share price of $30.70.

The following table sets forth information with respect to any purchase made by or on behalf of Independent Bank Corp. or any “affiliated purchaser,” as defined in 204.10b-18(a)(3) under the Securities Exchange Act of 1934, of shares of Independent Bank Corp. common stock during the indicated periods:

Table 2 — Issuer Purchases of Equity Securities

			Total Number of Shares	Maximum Number of
		Weighted	Purchased as Part of	Shares That May Yet be
2006	Total Number of	Average Price Paid	Publicly Announced Plans	Purchased Under the
Period	Shares Purchased	per Share	or Programs	Plans or Programs(1)

January 1st — 31st, 2006	43,700	$29.56	43,700	756,300
February 1st — 28th, 2006	81,500	$29.42	81,500	674,800
March 1st — 31st, 2006	68,100	$30.67	68,100	606,700
April 1st — 30th, 2006	196,450	$31.30	196,450	410,250
May 1st — May 31st, 2006	160,286	$31.63	160,286	249,964
June 1st — June 30th, 2006	161,800	$31.07	161,800	88,164
July 1st — July 31st, 2006	75,000	$31.62	75,000	13,164
August 1st — August 31st, 2006	13,164	$33.09	13,164	—
September 1st — September 30th, 2006	—	—	—	—
October 1st — October 31st, 2006	—	—	—	—
November 1st — November 30th, 2006	—	—	—	—
December 1st — December 31st, 2006	—	—	—	1,000,000

Total	800,000	$31.04	800,000	1,000,000

			Total Number of Shares	Maximum Number of
		Weighted	Purchased as Part of	Shares That May Yet be
2007	Total Number of	Average Price Paid	Publicly Announced Plans	Purchased Under the
Period	Shares Purchased	per Share	or Programs	Plans or Programs(1)

				1,000,000
January 1st — 31st, 2007	192,980	$33.09	192,980	807,020
February 1st — 28th, 2007	131,663	$32.54	131,663	675,357
March 1st — 31st, 2007	87,204	$30.71	87,204	588,153
April 1st — 30th, 2007	101,500	$31.57	101,500	486,653
May 1st — 31st, 2007	195,800	$30.06	195,800	290,853
June 1st — 30th, 2007	96,600	$29.55	96,600	194,253
July 1st — 31st, 2007	107,000	$28.32	107,000	87,253
August 1st — 31st, 2007	87,253	$27.21	87,253	—

Total	1,000,000	$30.70	1,000,000	—

(1)	On January 19, 2006, the Company announced a common stock repurchase program to repurchase up to 800,000 shares. On December 14, 2006, the Company announced another common stock repurchase program to repurchase up to 1,000,000 shares. The Company placed no deadline on the repurchase programs. There were no shares purchased other than through a publicly announced plan or program.

Item 6.	Selected Financial Data

The selected consolidated financial and other data of the Company set forth below does not purport to be complete and should be read in conjunction with, and is qualified in its entirety by, the more detailed information, including the Consolidated Financial Statements and related notes, appearing elsewhere herein.

	As of or For the Years Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands, except per share data)

FINANCIAL CONDITION DATA:
Securities available for sale	$444,258	$417,088	$581,516	$680,286	$527,507
Securities held to maturity	45,265	76,747	104,268	107,967	121,894
Loans	2,042,952	2,024,909	2,040,808	1,916,358	1,581,135
Allowance for loan losses	26,831	26,815	26,639	25,197	23,163
Total assets	2,768,413	2,828,919	3,041,685	2,943,926	2,436,755
Total deposits	2,026,610	2,090,344	2,205,494	2,060,235	1,783,338
Total borrowings(1)	504,344	493,649	587,810	655,161	415,369
Corporation-obligated mandatorily redeemable Trust Preferred Securities(1)	—	—	—	—	47,857
Stockholders’ equity	220,465	229,783	228,152	210,743	171,847
Non-performing loans	7,644	6,979	3,339	2,702	3,514
Non-performing assets	8,325	7,169	3,339	2,702	3,514
OPERATING DATA:
Interest income	$159,738	$167,693	$155,661	$134,613	$128,306
Interest expense(1)	63,555	65,038	49,818	36,797	32,533
Net interest income	96,183	102,655	105,843	97,816	95,773
Provision for loan losses	3,130	2,335	4,175	3,018	3,420
Non-interest income	32,051	26,644	27,273	28,355	27,794
Non-interest expenses	87,932	79,354	80,615	77,691	73,827
Minority interest expense(1)	—	—	—	1,072	4,353
Net income	28,381	32,851	33,205	30,767	26,431
PER SHARE DATA:
Net income — Basic	$2.02	$2.20	$2.16	$2.06	$1.82
Net income — Diluted	2.00	2.17	2.14	2.03	1.79
Cash dividends declared	0.68	0.64	0.60	0.56	0.52
Book value(2)	16.04	15.65	14.81	13.75	11.75
Tangible book value per share(3)	11.64	11.80	11.12	10.01	9.27
OPERATING RATIOS:
Return on average assets	1.05%	1.12%	1.11%	1.13%	1.11%
Return on average equity	12.93%	14.60%	15.10%	16.27%	15.89%
Net interest margin (on a fully tax equivalent basis)	3.90%	3.85%	3.88%	3.95%	4.40%
Equity to assets	7.96%	8.12%	7.50%	7.16%	7.05%
Dividend payout ratio	33.41%	29.10%	27.79%	27.23%	28.64%

	As of or For the Years Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands, except per share data)

ASSET QUALITY RATIOS:
Non-performing loans as a percent of gross loans	0.37%	0.34%	0.16%	0.14%	0.22%
Non-performing assets as a percent of total assets	0.30%	0.25%	0.11%	0.09%	0.14%
Allowance for loan losses as a percent of total loans	1.31%	1.32%	1.31%	1.31%	1.46%
Allowance for loan losses as a percent of non-performing loans	351.01%	384.22%	797.81%	932.53%	659.16%
CAPITAL RATIOS:
Tier 1 leverage capital ratio	8.02%	8.05%	7.71%	7.06%	7.60%
Tier 1 risk-based capital ratio	10.20%	11.05%	10.74%	10.19%	11.00%
Total risk-based capital ratio	11.45%	12.30%	11.99%	11.44%	12.25%

(1)	Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46 Revised, “Consolidation of Variable Interest Entities — an Interpretation of Accounting Research Bulletin No. 51” (“FIN 46R”) required the Company to deconsolidate its two subsidiary trusts (Independent Capital Trust III and Independent Capital Trust IV) on March 31, 2004. The result of deconsolidating these subsidiary trusts is that preferred securities of the trusts, which were classified between liabilities and equity on the balance sheet (mezzanine section), no longer appear on the consolidated balance sheet of the Company. The related minority interest expense also is no longer included in the consolidated statement of income. Due to FIN 46R, the junior subordinated debentures of the parent company that were previously eliminated in consolidation are now included on the consolidated balance sheet within total borrowings. The interest expense on the junior subordinated debentures is included in the calculation of net interest margin of the consolidated company, negatively impacting the net interest margin by approximately 0.13% for the twelve months ending December 31, 2004 on an annualized basis. There is no impact on net income as the amount of interest previously recognized as minority interest is equal to the amount of interest expense that is recognized currently in the net interest margin offset by the dividend income on the subsidiary trusts common stock recognized in other non-interest income.

(2)	Calculated by dividing total stockholders’ equity by the total outstanding shares as of the end of each period.

(3)	Calculated by dividing stockholders’ equity less goodwill and intangible assets by the net outstanding shares as of the end of each period.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company is the sole stockholder of Rockland. The Company was the sponsor of Delaware statutory trusts named Independent Capital Trust III (“Trust III”), Independent Capital Trust IV (“Trust IV”), and is currently the sponsor of Independent Capital Trust V (“Trust V”), each of which were formed to issue trust preferred securities. Trust III and Trust IV have been dissolved. Trust V is not included in the Company’s consolidated financial statements in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46R (“FIN 46”).

As of December 31, 2007 the Bank had the following corporate subsidiaries, all of which were wholly-owned by the Bank and were included in the Company’s consolidated financial statements:

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

During 2007 the banking industry was faced with many hurdles expanding beyond the challenging yield curve which makes loan and deposit pricing competition intense, such as pressures in the housing market and turmoil in the commercial credit markets. Through all of this, Rockland Trust has been successful in improving its net interest margin during the year, improving the quality of the overall balance sheet, generating responsible loan growth particularly in the business and commercial loan categories, maintaining strong credit quality and not experiencing significant credit issues, and growing fee income opportunities. Management has been focused on the essentials of the business and has pushed beyond the traditional community banking model with a terrific retail franchise and wealth management business line. Careful consideration was given towards deployment of capital resources in order to seize growth opportunities and take advantage of selective opportunistic acquisitions as well as to investing in the Company’s existing businesses.

The Company reported earnings of $28.4 million for 2007 representing a decrease of $4.5 million, or 13.6%, from 2006 as a result of strategic reductions in the balance sheet. Excluding certain non-core items, net operating earnings were $30.1 million and $33.1 million for the year ended December 31, 2007 and 2006, respectively.

The following table summarizes the impact of non-core items recorded for the time periods indicated below:

RECONCILIATION TABLE — NON-GAAP FINANCIAL INFORMATION
Year to Date Ending December 31,

					Diluted		Net Interest
	Pretax Earnings		Net Income		Earnings per Share		Margin
	2007	2006	2007	2006	2007	2006	2007	2006
	(Dollars in thousands, except per share amounts)

AS REPORTED (GAAP)	$37,172	$47,610	$28,381	$32,851	$2.00	$2.17	3.90%	3.85%
	IMPACT OF NON-CORE ITEMS
Net Interest Income Components
Write-Off of Debt Issuance Cost	907	995	590	647	0.04	0.04	0.04%	0.04%
Non-Interest Income Components
Loss on Sale of Securities, Available for Sale	—	3,161	—	2,055	—	0.14	n/a	n/a
BOLI Benefit Proceeds	—	(1,316)	—	(1,316)	—	(0.09)	n/a	n/a
Non-Interest Expense Components
Executive Early Retirement Costs	406	—	264	—	0.02	—	n/a	n/a
Litigation Settlement	1,361	—	885	—	0.07	—	n/a	n/a
Prepayment Fees on Borrowings, net of tax	—	82	—	53	—	—	n/a	n/a
Recovery on WorldCom Bond Claim, net of tax	—	(1,892)	—	(1,230)	—	(0.07)	n/a	n/a

TOTAL IMPACT OF NON-CORE ITEMS	2,674	1,030	1,739	209	0.13	0.02	0.04%	0.04%

AS ADJUSTED (NON-GAAP)	$39,846	$48,640	$30,120	$33,060	$2.13	$2.19	3.94%	3.89%

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

Net interest margin strength and stability continued during 2007 with a normalized net interest margin of 3.94%, as compared to the normalized net interest margin of 3.89% for 2006.

Net Interest Margin (FTE) vs. Federal Funds Rate

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

Below is a graph showing the historical U.S. Treasury Yield Curve for the past four years for periods ending December 31. As the graph illustrates, the shape of the yield curve has changed dramatically over the past four years from an upward sloping yield curve into a downward sloping or inverted yield curve.

While changes in the prevailing interest rate environment have and will continue to have an impact on the level of the Company’s earnings, management strives to mitigate volatility in net interest income resulting from changes in benchmark interest rates by adjustable rate asset generation, effective liability management, and utilization of off-balance sheet interest rate derivatives. (For a discussion of interest rate derivatives and interest rate sensitivity see the Asset/Liability section and Market Risk section and Table 23 — “Interest Rate Sensitivity” within the Market Risk section of the Management Discussion and Analysis of Financial Condition and Results of Operations).

Historical U.S. Treasury Yield Curve

A yield curve is a graphic line chart that shows interest rates at a specific point for all securities having equal risk, but different maturity dates.1A flat yield curve is one in which there is little difference between short-term and long-term rates for bonds of the same credit quality. When short- and long-term bonds are offering equivalent yields, there is usually little benefit in holding the longer-term instruments — that is, the investor does not gain any excess compensation for the risks associated with holding longer-term securities. For example, a flat yield curve on U.S. Treasury Securities would be one in which the yield on a two-year bond is 5% and the yield on a 30-year bond is 5.1%. 2

The Company’s return on average assets and return on average equity were 1.05% and 12.93%, respectively, for the year ending December 31, 2007 as compared to return on average assets and average equity of 1.12% and 14.60%, respectively, for the year ended December 31, 2006.

Non-interest income grew by 20.3%, on a full year basis as compared to the same periods in 2006. Excluding the losses on the sale of securities and Bank Owned Life Insurance (“BOLI”) net benefit proceeds recognized during 2006, non-interest income grew by $3.6 million, or 12.5%, in the twelve month period ended December 31, 2007, when compared to 2006. See the table below for a reconciliation of non-interest income as adjusted.

	Twelve Months Ended
	December 31,
	2007	2006	$ Variance	% Variance
	(Dollars in thousands)

Non-Interest Income GAAP	$32,051	$26,644	$5,407	20.29%
Add — Net Loss on Sale of Securities	—	3,161	$(3,161)	(100.00)%
Less — BOLI Benefit Proceeds	—	(1,316)	$1,316	(100.00)%

Non-Interest Income as Adjusted	$32,051	$28,489	$3,562	12.50%

Leading the growth in non-interest income is the Company’s Wealth Management product set, the aggregate revenues of which have grown by 32.3% for the twelve month period ending December 31, 2007 as compared to the same period in 2006. Assets under management have grown to $1.3 billion, an increase of $472.7 million, or 58.0% from December 31, 2006. On November 1, 2007 Rockland had completed its acquisition of assets from the Lincoln, Rhode Island based O’Connell Investment Services, Inc. The closing of this transaction added approximately $200 million to Rockland’s assets under management.

Non-interest expense has grown by 10.8% for the year ended December 31, 2007, compared to the same period in the prior year. The increase in expenses is partially attributable to early retirement costs of $406,000 recorded in the first quarter of 2007 as well as a charge of $1.4 million recorded in the second quarter of 2007 associated with the

1 The Free Dictionary.com
2  Investopedia.com

Computer Associates litigation. Excluding executive early retirement costs and the litigation settlement recognized during 2007, and prepayment fees on borrowings and the recovery on WorldCom Bond Claim in 2006, non-interest expense increased $5.0 million, or 6.2%, for the twelve months ended December 31, 2007, as compared to the same period in 2006. See the table below for a reconciliation of non-interest expense as adjusted.

	Twelve Months Ended 31-Dec-07
	2007	2006	$ Variance	% Variance
	(Dollars in thousands)

Non-Interest Expense GAAP	$87,932	$79,354	$8,578	10.81%
Less — Executive Early Retirement Costs	(406)	—	(406)	(100.00)%
Less — Prepayment Fees on Borrowings	—	(82)	82
Less — Litigation Settlement	(1,361)	—	(1,361)	(100.00)%
Add — Recovery on WorldCom Bond Claim	—	1,892	(1,892)	(100.00)%

Non-Interest Expense as Adjusted	$86,165	$81,164	$5,001	6.16%

The increase in expense is driven by the investments made in the Company’s growth initiatives such as adding commercial lenders, costs associated with the new 1031 like-kind exchange business, commissions connected with retail wealth management, and the addition of originators to the mortgage lending business.

Management’s strategy in the current environment has been to grow the commercial and home equity lending segments of the loan portfolio while de-emphasizing the securities portfolio, indirect automobile lending, and residential loan portfolio. Although loan growth remained a challenge during 2007, commercial activity picked up in the fourth quarter of 2007. Commercial lending is up 8.8% year to date with 5.7% of that growth coming in the fourth quarter. Home equity grew 11.5% in 2007. These loan categories are now outpacing the reduction in the other lending categories of indirect automobile and residential lending and represent 73.4% of the loan portfolio at the end of 2007 as compared to 54.8% at the end of 2006 and 62.3% at the end of 2005.

As the interest rate environment has not been conducive to maintaining or increasing the securities portfolio, the Company has permitted the securities portfolio to run-off causing it to decrease on both a relative basis (as a percent of earning assets) and an actual basis. During the fourth quarter there was an increase in the securities portfolio as the Company purchased $30.0 million of securities. Securities decreased by $9.8 million, or 1.9%, during the twelve months ended December 31, 2007. This decrease resulted mainly from calls of securities and normal portfolio amortization. Securities as a percent of total assets as of December 31, 2007 were 18.3%, as compared to 18.3% at the end of 2006 and 23.6% at the end of 2005.

The following pie charts depict the continuing shift in the composition of earning assets into the commercial, home equity, and small business banking lending as of December 31, 2007, 2006, and 2005.

Earning Asset Profile

The following graph shows the decline in the Company’s average securities portfolio on both an actual and relative basis from December 2004 through December 2007:

Total Average Securities
(Dollars in Millions)

Deposits decreased in 2007 by $63.7 million, or 3.1%, consistent with current balance sheet funding needs. The Company remains committed to deposit generation, with careful management of deposit pricing and selective deposit promotion, in an effort to control the Company’s cost of funds. In the current interest rate environment the Company is focused on pricing deposits for customer retention as well as core deposit growth.

Credit quality has been a focus for many investors during 2007 given the housing market pressures and the turmoil in the credit markets. The Company believes that its credit quality remains strong as supported by the measures that will be discussed to follow. While net loan charge-offs were higher at the year-end of 2007 than at year-end in 2006, they were still relatively low at an annualized rate of 16 basis points of average loans. The allowance for loan losses as a percentage of total loans was 1.31% at December 31, 2007 compared to 1.32% at December 31, 2006, maintaining the allowance for loan losses at a level that management considers adequate to provide for probable loan losses based upon evaluation of known and inherent risks in the loan portfolio. Nonperforming assets were $8.3 million at December 31, 2007, an increase of $1.2 million from December 31, 2006.

The following graph depicts the Company’s non-performing assets to total assets at the periods indicated:

Non-Performing Assets
(Dollar in Millions)

Some of the Company’s other highlights in 2007 included:

•	The Company acquired Compass Exchange Advisors LLC on January 1, 2007.

•	The Company made a $38.2 million capital contribution, during 2007 into RTC CDE II to continue implementation of the $45 million in tax credit allocation authority recently awarded under the New Markets Tax Credit Program.

•	On July 30, 2007, the Company signed an agreement with O’Connell Investment Services Inc. to acquire O’Connell Investment Services Inc. The transaction, which closed November 1, 2007, adds approximately $200.0 million to the assets already under management by the Company’s Investment Management Group. Management expects the transaction to increase fee revenue and be accretive in 2008.

•	On October 11, 2007, the Company signed a definitive merger agreement to acquire Slade’s Ferry Bancorp, parent of Slade’s Ferry Trust Company (commonly known as Slades Bank). On March 1, 2008, the Company successfully completed its acquisition of Slade’s Ferry Bancorp. In accordance with Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets”, the acquisition was accounted for under the purchase method of accounting and, as such, will be included in the results of operations from the date of acquisition. The Company issued 2,492,854 shares of common stock in connection with the acquisition. The value of the common stock, $30.586, was determined based on the average closing price of the Company’s shares over a five day period including the two days preceding the announcement date of the acquisition, the announcement date of the acquisition and the two days subsequent the announcement date of the acquisition. The Company also paid cash of $25.9 million, for total consideration of $102.2 million. Management expects the transaction to be accretive when it closes in 2008, excluding acquisition charges.

•	The Company continued disciplined capital management, as reflected by the following:

•	On August 14, 2007 the Company completed its repurchase plan with a total of 1,000,000 shares of common stock repurchased at a weighted average price of $30.70.

•	The Bank redeemed all of its outstanding 8.375% Cumulative Trust Preferred Securities on April 30, 2007 which completed the refinancing plan of its Trust Preferred Securities. The Company will benefit from the redemption with a savings of approximately $1.0 million in interest expense, on an annualized basis (the Company also wrote-off unamortized issuance costs of approximately $907,000 in April of 2007 upon redemption of the 8.375% Trust Preferred Securities).

•	The Company increased the quarterly dividend effective the first quarter of 2007 by 6.3% to $0.17 per share.

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

The Company makes use of two types of allowances for loan losses: specific and general. A specific allowance may be assigned to a loan that is considered to be impaired. Loan impairment is when certain loans are evaluated individually and are judged to be impaired when management believes it is probable that the Bank will not collect all of the contractual interest and principal payments as scheduled in the loan agreement. Judgment is required as to the timing of designating a loan as impaired and the amount of the required specific allowance. Management’s judgment is based upon its assessment of probability of default, loss given default and exposure at default. Changes in these estimates could be due to a number of circumstances which may have a direct impact on the provision for loan losses and may result in changes to the amount of allowance.

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

Income Taxes:  The Company estimates income tax expense based on the amount it expects to owe various tax authorities. Taxes are discussed in more detail in Note 11, “Income Taxes” within Notes to the Consolidated Financial Statements included in Item 8 hereof. Accrued taxes represent the net estimated amount due to or to be received from taxing authorities in the current year. In estimating accrued taxes, management assesses the relative merits and risks of the appropriate tax treatment of transactions taking into account statutory, judicial and regulatory guidance in the context of our tax position. Deferred tax assets/liabilities represent differences between when a tax benefit or expense is recognized for book purposes and on the Company’s tax return. Future tax assets are assessed for recoverability. The Company would record a valuation allowance if it believes based on available evidence, that it is more likely than not that the future tax assets recognized will not be realized before their expiration. The amount of the future income tax asset recognized and considered realizable could be reduced if projected income is not achieved due to various factors such as unfavorable business conditions. If projected income is not expected to be achieved, the Company would record a valuation allowance to reduce its future tax assets to the amount that it believes can be realized in its future tax returns. The Company has no recorded tax valuation allowance as of December 31, 2007. Additionally, deferred tax assets/liabilities are calculated based on tax rates expected to be in effect in future periods. Previously recorded tax assets and liabilities need to be adjusted when the expected date of the future event is revised based upon current information. The Company may record a liability for unrecognized tax benefits related to uncertain tax positions taken by the Company on its tax returns for which there is less than a 50% likelihood of being recognized upon a tax examination. All movements in unrecognized tax benefits are recognized through the provision for income taxes. At December 31, 2007, the Company had a $260,000 liability for uncertain tax benefits.

Valuation of Goodwill/Intangible Assets and Analysis for Impairment:  Independent Bank Corp. in part has increased its market share through the acquisition of entire financial institutions accounted for under the purchase method of accounting, as well as from the acquisition of branches (not the entire institution) and other non-banking entities. For acquisitions accounted for under the purchase method and the acquisition of branches, the Company is required to record assets acquired and liabilities assumed at their fair value which is an estimate determined by the use of internal or other valuation techniques. These valuation estimates result in goodwill and other intangible assets. Goodwill is subject to ongoing periodic impairment tests and is evaluated using various fair value techniques including multiples of price/equity and price/earnings ratios. As a result of such impairment testing conducted in 2007 the Company determined goodwill was not impaired.

Financial Position

The Company’s total assets decreased by $60.5 million, or 2.1%, to $2.8 billion at December 31, 2007. These decreases are due to intentional decreases in the Company’s securities portfolio and certain loan categories due to a combination of the flat yield curve environment and the profitability characteristics of these asset classes. Total securities of $507.5 million, at December 31, 2007, decreased $9.8 million compared to the $517.3 million reported on December 31, 2006 mainly due to the calls of securities and normal portfolio amortization. Total loans of $2.0 billion, at December 31, 2007 increased $18.0 million compared to the prior year ended December 31, 2006. Total deposits decreased by $63.7 million, or 3.1% due to certain expensive deposit categories, such as money market, being intentionally decreased in accordance with the funding needs of a smaller balance sheet. Total borrowings increased by $10.7 million, or 2.2%, as the Company has fixed wholesale funding at what it currently anticipates to be advantageous rates as a component of its interest rate risk strategy. Stockholders’ equity decreased by $9.3 million in 2007. The decrease was due to stock repurchases of $30.7 million, dividends declared of $9.5 million, and the net decrease in the fair value of derivatives of $2.4 million, offset by net income of $28.4 million, proceeds from stock option exercises of $1.0 million, and a net increase in unrealized gains on securities of $3.3 million.

Loan Portfolio  Management focused on changing the overall composition of the balance sheet by emphasizing the commercial and home equity lending categories while placing less emphasis on indirect auto lending and portfolio residential lending. While changing the overall structure of the Company’s assets and liabilities has led to a smaller balance sheet and has slowed earnings growth, management believed it to be prudent in the prevailing interest rate environment. At December 31, 2007, the Bank’s loan portfolio amounted to $2.0 billion, an increase of $18.0 million, or 0.9%, from year-end 2006. Total business loans increased by $96.8 million, or 8.8%, with commercial real estate comprising most of the change with an increase of $56.9 million, or 7.7%. Business banking loans totaled $70.0 million at December 31, 2007, an increase of $10.1 million, or 16.8%, from December 31, 2006. Home equity loans increased $31.7 million, or 11.5%, during the twelve months ended December 31, 2007. Consumer auto loans decreased $50.8 million, or 24.6%, and total residential real estate loans decreased $56.4 million, or 14.2%, during the twelve months of 2007, consistent with the strategic positioning.

The following table sets forth information concerning the composition of the Bank’s loan portfolio by loan type at the dates indicated.

Table 3 — Loan Portfolio Composition

	At December 31,
	2007		2006		2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Commercial and Industrial	$190,522	9.3%	$174,356	8.6%	$155,081	7.6%	$156,260	8.2%	$161,675	10.2%
Commercial Real Estate	797,416	39.0%	740,517	36.5%	683,240	33.5%	613,300	32.0%	564,890	35.7%
Commercial Construction	133,372	6.5%	119,685	5.9%	140,643	6.9%	126,632	6.6%	75,380	4.8%
Business Banking	69,977	3.4%	59,910	3.0%	51,373	2.5%	43,673	2.3%	27,807	1.8%
Residential Real Estate	323,847	16.0%	378,368	18.7%	428,343	21.0%	427,556	22.3%	324,052	20.5%
Residential Construction	6,115	0.3%	7,277	0.4%	8,316	0.4%	7,316	0.4%	9,633	0.6%
Residential Loans Held for Sale	11,128	0.5%	11,859	0.6%	5,021	0.2%	10,933	0.6%	1,471	0.1%
Consumer — Home Equity	308,744	15.1%	277,015	13.7%	251,852	12.4%	194,647	10.2%	132,629	8.4%
Consumer — Auto	156,006	7.6%	206,845	10.2%	263,179	12.9%	283,964	14.8%	240,504	15.2%
Consumer — Other	45,825	2.3%	49,077	2.4%	53,760	2.6%	52,077	2.7%	43,094	2.7%

Gross Loans	2,042,952	100.0%	2,024,909	100.0%	2,040,808	100.0%	1,916,358	100.0%	1,581,135	100.0%

Allowance for Loan Losses	26,831		26,815		26,639		25,197		23,163

Net Loans	$2,016,121		$1,998,094		$2,014,169		$1,891,161		$1,557,972

At December 31, 2007, $190.5 million, or 9.3%, of the Bank’s gross loan portfolio consisted of commercial and industrial loans, compared to $174.4 million, or 8.6%, at December 31, 2006. The Bank’s commercial revolving lines of credit generally are for the purpose of providing working capital to borrowers and may be secured or unsecured. At December 31, 2007, the Bank had $112.1 million outstanding under commercial revolving lines of credit compared to $94.6 million at December 31, 2006, and $169.3 million of unused commitments under such lines at December 31, 2007 compared to $151.6 million in the prior year. As of December 31, 2007, the Bank had $10.9 million in outstanding commitments pursuant to commercial and standby letters of credit compared to $8.3 million at December 31, 2006. Floor plan loans, which are included in commercial and industrial loans, and are secured by the automobiles, boats, or other vehicles constituting the dealer’s inventory, amounted to $11.2 million as of December 31, 2007 compared to $14.1 million at the prior year-end.

The Company’s business banking initiative caters to the banking needs of businesses with commercial credit needs of less than $250,000 and revenues of less than $2.5 million. Business banking loans totaled $70.0 million, representing 3.4%, of the total loan portfolio during the year ended December 31, 2007, compared to $59.9 million, or 3.0% at December 31, 2006. The Bank had unused business lines of credit of $37.9 million at December 31, 2007 compared to $36.1 million at December 31, 2006.

Total real estate loans of $1.3 billion comprised 62.3% of gross loans at December 31, 2007, which is consistent with the $1.3 billion, or 62.1%, of gross loans at December 31, 2006, however the composition of real estate loans has changed. The Bank’s real estate loan portfolio included $797.4 million in commercial real estate loans at December 31, 2007. This category reflects increases over last year of $56.9 million, or 7.7%. Commercial construction loans of $133.4 million increased by $13.7 million, or 11.4%, compared to year-end 2006. Residential real estate loans, including residential construction and residential loans held for sale, which were $341.1 million and $397.5 million at year-end 2007 and 2006, respectively, which decreased $56.4 million, or 14.2%, in 2007.

Consumer loans primarily consist of automobile, home equity, and other consumer loans. As of December 31, 2007, $510.6 million, or 25.0%, of the Bank’s gross loan portfolio, consisted of consumer loans compared to $532.9 million, or 26.3%, of the Bank’s gross loans at December 31, 2006. Home equity loans may be made as a term loan or under a revolving line of credit secured by a first or second mortgage on the borrower’s residence. Consumer home equity loans were $308.7 million, at December 31, 2007, an increase of $31.7 million, or 11.5%, since December 31, 2006 and represented 60.5% of the total consumer loan portfolio. As of December 31, 2007, there were $243.2 million in unused commitments under revolving home equity lines of credit compared to

$213.7 million at December 31, 2006. As of December 31, 2007 and 2006, automobile loans were $156.0 million, representing 30.6%, and $206.8 million, representing 38.8%, respectively, of the Bank’s consumer loan portfolio. As of December 31, 2007, other consumer loans amounted to $45.8 million compared to $49.1 million as of December 31, 2006. These loans largely consisted of loans secured by recreational vehicles, motor homes, boats, mobile homes, and motorcycles and cash reserve loans. Cash reserve loans are designed to afford the Bank’s customers overdraft protection. Cash reserve loans are made pursuant to previously approved unsecured cash reserve lines of credit and the rate on these loans is subject to change due to market conditions. As of December 31, 2007 and 2006, $18.3 million and $19.0 million, respectively, had been committed but was unused under cash reserve lines of credit.

The following table sets forth the scheduled contractual amortization of the Bank’s loan portfolio at December 31, 2007. Loans having no schedule of repayments or no stated maturity are reported as due in one year or less. Adjustable rate mortgages are included in the adjustable rate category.

The following table also sets forth the rate structure of loans scheduled to mature after one year.

Table 4 — Scheduled Contractual Loan Amortization At December 31, 2007

		Commercial	Commercial	Business	Residential	Residential	Residential	Consumer	Consumer	Consumer
	Commercial	Real Estate	Construction	Banking	Real Estate	Construction	Held for Sale	Home Equity	Auto	Other	Total
					(Dollars in thousands)

Amounts due in:
One year or less	$122,000	$145,547	$67,587	$44,842	$15,508	$6,115	$11,128	$8,815	$51,948	$16,655	$490,145
After one year through five years	58,238	498,917	49,914	23,964	59,020	—	—	32,989	101,954	19,589	844,585
Beyond five years	10,284	152,952	15,871	1,171	249,319	—	—	266,940	2,104	9,581	708,222

Total	$190,522	$797,416	$133,372	$69,977	$323,847	$6,115	$11,128	$308,744	$156,006	$45,825	$2,042,952

Interest rate terms on amounts due after one year:
Fixed Rate	$46,429	$605,536	$29,119	$25,135	$101,765	$—	$—	$101,629	$104,058	$29,170	$1,042,841
Adjustable Rate	22,093	46,333	36,666	—	206,574	—	—	198,300	—	—	509,966

As of December 31, 2007, $711,000 of loans scheduled to mature within one year were nonperforming.

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

During 2007 and 2006, the Bank originated residential loans with the intention of selling these loans in the secondary market. Loans are sold both with servicing rights released and servicing rights retained. Loans originated and sold with servicing rights released were $205.4 million and $160.9 million in 2007 and 2006, respectively.

Loans originated and sold with servicing rights retained were $3.9 million and $8.0 million in 2007 and 2006, respectively.

The principal balance of loans serviced by the Bank on behalf of investors amounted to $255.2 million at December 31, 2007 and $292.9 million at December 31, 2006. The fair value of the servicing rights associated with these loans was $2.1 million and $2.4 million as of December 31, 2007 and 2006, respectively.

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

The following table sets forth a summary of certain delinquency information as of the dates indicated:

Table 5 — Summary of Delinquency Information

	At December 31, 2007				At December 31, 2006
	60-89 days		90 days or more		60-89 days		90 days or more
	Number	Principal	Number	Principal	Number	Principal	Number	Principal
	of Loans	Balance	of Loans	Balance	of Loans	Balance	of Loans	Balance
	(Dollars in thousands)

Commercial and Industrial	5	$191	5	$280	6	$1,173	6	$528
Commercial Real Estate	5	1,218	9	1,761	1	104	3	538
Commercial Construction	—	—	—	—	—	—	—	—
Business Banking	9	212	15	332	3	86	6	74
Residential Real Estate	3	574	5	1,199	4	621	3	1,409
Residential Construction	—	—	—	—	—	—	—	—
Consumer — Home Equity	7	379	9	786	1	16	7	345
Consumer — Auto	55	530	78	676	68	553	62	676
Consumer — Other	51	272	31	126	11	67	23	199

Total	135	$3,376	152	$5,160	94	$2,620	110	$3,769

Delinquencies have increased in the 90 day category year over year mainly due to commercial real estate and consumer home equity loans. The Company believes these loans generally to be well collateralized.

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

Nonperforming Assets  Nonperforming assets are comprised of nonperforming loans, nonperforming securities and Other Real Estate Owned (“OREO”). Nonperforming loans consist of loans that are more than 90 days past due but still accruing interest and non-accrual loans. OREO includes properties held by the Bank as a result of foreclosure or by acceptance of a deed in lieu of foreclosure. As of December 31, 2007, nonperforming assets totaled $8.3 million, an increase of $1.1 million from the prior year-end. The increase in nonperforming assets is attributable mainly to increases in OREO and in nonperforming loans, in the home equity and business banking loan categories and, to a lesser extent, in the consumer-auto loan category. Nonperforming assets represented 0.30% of total assets at December 31, 2007, as compared to 0.25% at December 31, 2006. The Bank had three properties totaling $681,000 and one property totaling $190,000 held as OREO as of December 31, 2007 and December 31, 2006, respectively.

Repossessed automobile loan balances continue to be classified as nonperforming loans, and not as other assets, because the borrower has the potential to satisfy the obligation within twenty days from the date of repossession (before the Bank can schedule disposal of the collateral). The borrower can redeem the property by payment in full at any time prior to the disposal of it by the Bank. Repossessed automobile loan balances amounted to $455,000 and $451,000 for the periods ending December 31, 2007, and December 31, 2006, respectively.

The following table sets forth information regarding nonperforming assets held by the Bank at the dates indicated.

Table 6 — Nonperforming Assets

	At December 31,
	2007	2006	2005	2004	2003
		(Dollars in thousands)

Loans past due 90 days or more but still accruing
Consumer — Auto	$378	$252	$165	$72	$128
Consumer — Other	122	137	62	173	28

Total	$500	$389	$227	$245	$156

Loans accounted for on a nonaccrual basis (1)
Commercial and Industrial	$306	$872	$245	$334	$971
Business Banking(2)	439	74	47	N/A	N/A
Commercial Real Estate	2,568	2,346	313	227	691
Residential Real Estate	2,380	2,318	1,876	1,193	926
Consumer — Home Equity	872	358	—	—	—
Consumer — Auto	455	451	509	594	714
Consumer — Other	124	171	122	109	56

Total	$7,144	$6,590	$3,112	$2,457	$3,358

Total nonperforming loans	$7,644	$6,979	$3,339	$2,702	$3,514

Other real estate owned	681	190	—	—	—
Total nonperforming assets	$8,325	$7,169	$3,339	$2,702	$3,514

Restructured loans	$—	$—	$377	$416	$453

Nonperforming loans as a percent of gross loans	0.37%	0.34%	0.16%	0.14%	0.22%

Nonperforming assets as a percent of total assets	0.30%	0.25%	0.11%	0.09%	0.14%

(1)	There were no restructured, nonaccruing loans at December 31, 2007, 2006, 2005, 2004 and 2003.

(2)	For the periods prior to December 31, 2005, Business Banking loans are included in Commercial and Industrial and Consumer — Other.

In the course of resolving nonperforming loans, the Bank may choose to restructure the contractual terms of certain commercial and real estate loans. Terms may be modified to fit the ability of the borrower to repay in line with its current financial status. It is the Bank’s policy to maintain restructured loans on nonaccrual status for approximately six months before management considers its return to accrual status. At December 31, 2007 and December 31, 2006 the Bank had no restructured loans.

Potential problem loans are any loans, which are not included in non-accrual or non-performing loans and which are not considered troubled debt restructures, where known information about possible credit problems of the borrowers causes management to have concerns as to the ability of such borrowers to comply with present loan repayment terms. At both December 31, 2007 and 2006, the Bank had fifteen potential problem loan relationships which are not included in nonperforming loans with an outstanding balance of $21.9 million and $21.8 million, respectively. At December 31, 2007, these potential problem loans continued to perform and are generally well-collateralized. Management actively monitors these loans and strives to minimize any possible adverse impact to the Bank.

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

See the table below for interest income that was recognized or collected on the nonaccrual loans as of the dates indicated.

Table 7 — Interest Income Recognized/Collected on Nonaccrual Loans

	At December 31,
	2007	2006	2005
	(Dollars in thousands)

Interest income that would have been recognized, if nonaccruing loans at there respective dates had been performing	$326	$146	$282
Interest collected on these nonaccrual and restructured loans and included in interest income	$120	$225	$103

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

At December 31, 2007, impaired loans included all commercial real estate loans and commercial and industrial loans on nonaccrual status and certain problem loans. Total impaired loans at December 31, 2007 and 2006 were $3.9 million and $3.6 million, respectively.

Allowance for Loan Losses  The allowance for loan losses is maintained at a level that management considers adequate to provide for probable loan losses based upon evaluation of known and inherent risks in the loan portfolio. The allowance is increased by provisions for loan losses and by recoveries of loans previously charged-off and is reduced by loans charged-off.

While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on increases in nonperforming loans, changes in economic conditions, or for other reasons. Various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. The Bank was most recently examined by the FDIC in the second quarter of 2007.

The Bank’s total allowance for loan losses as of December 31, 2007 was $26.8 million, or 1.31%, of total loans as compared to $26.8 million, or 1.32%, of total loans at December 31, 2006.

The following table summarizes changes in the allowance for loan losses and other selected statistics for the periods presented:

Table 8 — Summary of Changes in the Allowance for Loan Losses

	Year Ending December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)

Average total loans	$1,994,273	$2,041,098	$1,987,591	$1,743,844	$1,512,997

Allowance for loan losses, beginning of year	$26,815	$26,639	$25,197	$23,163	$21,387
Charged-off loans:
Commercial and Industrial	498	185	120	181	195
Business Banking(1)	789	401	505	N/A	N/A
Commercial Real Estate	—	—	—	—	—
Residential Real Estate	—	—	—	—	—
Commercial Construction	—	—	—	—	—
Residential Construction	—	—	—	—	—
Consumer — Home Equity	122	—	—	—	—
Consumer — Auto	1,456	1,713	1,772	2,089	1,938
Consumer — Other	1,003	881	1,077	329	196

Total charged-off loans	3,868	3,180	3,474	2,599	2,329

Recoveries on loans previously charged-off:
Commercial and Industrial	63	219	85	214	283
Business Banking(1)	26	92	14	N/A	N/A
Commercial Real Estate	—	1	128	2	2
Residential Real Estate	—	—	—	30	—
Commercial Construction	—	—	—	—	—
Residential Construction	—	—	—	—	—
Consumer — Home Equity	—	—	20	—	—
Consumer — Auto	425	516	350	372	321
Consumer — Other	240	193	144	127	79

Total recoveries	754	1,021	741	745	685

Net loans charged-off	3,114	2,159	2,733	1,854	1,644
Allowance related to business combinations	—	—	—	870	—
Provision for loan losses	3,130	2,335	4,175	3,018	3,420

Total allowances for loan losses, end of year	$26,831	$26,815	$26,639	$25,197	$23,163

Net loans charged-off as a percent of average total loans	0.16%	0.11%	0.14%	0.11%	0.11%
Allowance for loan losses as a percent of total loans	1.31%	1.32%	1.31%	1.31%	1.46%
Allowance for loan losses as a percent of nonperforming loans	351.01%	384.22%	797.81%	932.53%	659.16%
Net loans charged-off as a percent of allowance for loan losses	11.61%	8.05%	10.26%	7.36%	7.10%
Recoveries as a percent of charge-offs	19.49%	32.11%	21.33%	28.66%	29.41%

(1)	For periods prior to December 31, 2005, Business Banking loans are included in Commercial and Industrial and Consumer-Other.

The allowance for loan losses is allocated to various loan categories as part of the Bank’s process of evaluating the adequacy of the allowance for loan losses. Allocated allowance amounts increased by approximately $1.5 million to $26.8 million at December 31, 2007. Commencing in 2007, management has allocated certain amounts of the allowance to the various loan categories representing inherent qualitative risk factors, which may not be fully captured in its quantitative estimation of loan losses due to the imprecise nature of loan loss estimation techniques. In prior periods, such amounts were not allocated to specific loan categories. Prior to 2007, these amounts were maintained as a separate, non-specific allowance item identified as the “imprecision allowance”.

The factors supporting the allowance for loan and lease losses do not diminish the fact that the entire allowance for loan and lease losses are available to absorb losses in the loan portfolio and related commitment portfolio, respectively.

The following table summarizes the allocation of the allowance for loan losses for the years indicated:

Table 9 — Summary of Allocation of Allowance for Loan Losses

	At December 31,
	2007		2006		2005		2004		2003
		Percent of		Percent of		Percent of		Percent of		Percent of
		Loans		Loans		Loans		Loans		Loans
	Allowance	In Category	Allowance	In Category	Allowance	In Category	Allowance	In Category	Allowance	In Category
	Amount	To Total Loans	Amount	To Total Loans	Amount	To Total Loans	Amount	To Total Loans	Amount	To Total Loans
	(Dollars in thousands)

Allocated Allowance:

Commercial and Industrial	$3,850	9.3%	$3,615	8.6%	$3,134	7.6%	$3,387	8.2%	$4,653	10.8%

Business Banking(1)	1,265	3.4%	1,340	3.0%	1,193	2.5%	1,022	2.3%	N/A	N/A

Commercial Real Estate	13,939	39.0%	13,136	36.5%	11,554	33.5%	10,346	32.0%	9,604	35.7%

Real Estate Construction	3,408	6.8%	2,955	6.3%	3,474	7.3%	2,905	7.0%	1,389	5.4%

Residential Real Estate	741	16.5%	566	19.3%	650	21.2%	659	22.9%	488	20.6%

Consumer — Home Equity	1,326	15.1%	1,024	13.7%	755	12.4%	583	10.1%	398	8.4%

Consumer — Auto	1,609	7.6%	2,066	10.2%	2,629	12.9%	2,839	14.8%	2,399	15.2%

Consumer — Other	693	2.3%	652	2.4%	757	2.6%	667	2.7%	1,244	3.9%

Imprecision Allowance	—	N/A	1,461	N/A	2,493	N/A	2,789	N/A	2,988	N/A

Total Allowance for Loan Losses	$26,831	100.0%	$26,815	100.0%	$26,639	100.0%	$25,197	100.0%	$23,163	100.0%

(1)	For the periods prior to December 31, 2004, Business Banking loans are included in Commercial and Industrial and Consumer — Other.

Increased amounts of the allowance for loan losses were allocated to six of eight major loan categories including: commercial & industrial, commercial real estate, real estate — construction, residential real estate, home equity and consumer — other. The increased amounts allocated to these loan categories is primarily due to the 2007 allocation of the previously identified allowance component called “imprecision allowance,” represented substantially all of the increase in the allocated allowance amounts, as compared to December 31, 2006. Decreases in the allocation of allowances were posted in the business banking and the consumer — auto loan categories. These decreases are attributed to an adjustment in the estimation model and changes in the composition of loan types for the former and to a reduction in portfolio loan balances for the latter, as compared to 2006.

The increase of 6.5% in the amount of allowance allocated to the commercial & industrial category is mainly attributed to the 2007 allocation of the previously identified allowance component called “imprecision allowance” and to growth within this portfolio, which grew 9.3% from the end of 2006. Changes to the categorization of risk for certain loan balances, combined with portfolio turnover and changes in credit line utilization rates, also contributed to the increase in the amount of allowance allocation. Specifically, increased balances from newly originated loans and credit line advances, net of loans repaid, required different levels of allocated allowance based upon the ascertainable risk characteristics of those loans. The allowance allocated to the commercial & industrial category was supplemented further by an adjustment to the allocation amount based upon management’s assessment of qualitative risk factors including its portfolio exposure to industries that, potentially, may be vulnerable to weakening local and regional residential real estate markets and to possible changes in general economic conditions.

Although business banking loan portfolio balances grew by 16.8% from December 31, 2006, the amount of allowance allocated to this loan category decreased by 5.6% due to a change in the methodology used to derive management’s quantitative estimate of loan losses and due to changes in the composition of loan balances among loans with differing characteristics of risk as compared to December 31, 2006. Specifically, increased balances among certain business banking loan products such installment loans, loans partially guaranteed by the U.S. Small Business Administration (SBA) and loans secured by real estate offset slower growth rates in certain riskier product types such as overdraft protection lines and other credit lines. The allowance allocated to the business banking loan category was supplemented further by an adjustment to the allocation amount based upon management’s assessment of qualitative risk factors including its portfolio exposure to industries that, potentially, may be vulnerable to weakening local and regional residential real estate markets and to possible changes in general economic conditions.

The increase in the amount of allowance allocated to the commercial real estate category is due to new loan balance growth (net of repayments) driven by new loan origination, and to changes in the risk profiles of certain loans. Loan balances outstanding in this portfolio, at December 31, 2007, increased by 7.7%, while the amount of allowance allocated to this portfolio grew by 6.1%, as compared to December 31, 2006. The amount of allowance allocated reflects increases in loan balances distributed among risk rating categories within commercial real estate that require different levels of allocated allowance based upon the ascertainable risk characteristics of those loans.

The increase in the amount of allowance allocated to the real estate — construction category is due to new loan balance growth (net of repayments) driven by new loan origination and advances on existing credit facilities and by changes in the risk profiles of certain loans. Loan balances outstanding in this portfolio, at December 31, 2007, increased by 9.9%, while the amount of allowance allocated to this portfolio grew by 15.3%, as compared to December 31, 2006. The amount of allowance allocated reflects increases in loan balances distributed among certain residential and non-residential project types and risk categories within the real estate — construction portfolio that require different levels of allocated allowance based upon the ascertainable risk characteristics of those loans. The allowance allocated to this loan category was supplemented further by an adjustment to the allocation amount based upon management’s assessment of qualitative risk factors possibly affecting construction loans including unfavorable trends and weaker market fundamentals among local and regional residential real estate markets.

Although outstanding loan balances decreased by 14.2% in the residential real estate loan category, the allowance allocated was increased by 30.9% within this category. This increased amount reflects an adjustment to the allocation amount based upon management’s assessment of qualitative risk factors possibly affecting residential real estate loans including unfavorable trends and weaker market fundamentals among local and regional residential real estate markets and possible changes in general economic conditions that could adversely impact loans within this category.

The increase in the amount of allowance allocated to the consumer — home equity portfolio is due to growth in this loan portfolio attributed to new loan origination. Outstanding balances at December 31, 2007 grew by 11.5% as compared to December 31, 2006, while the corresponding amount of allowance allocated increased by 29.5% as compared to December 31, 2006. In addition to portfolio growth, the increase to the amount allocated reflects an adjustment to the allocation amount based upon management’s assessment of qualitative risk factors possibly affecting consumer — home equity loans including unfavorable trends and weaker market fundamentals among local and regional residential real estate markets and possible changes in general economic conditions that could adversely impact loans within this category.

The decrease in the amount of allowance allocated to the consumer auto loan category of 22.1% is the direct result of a corresponding 24.6% decrease in outstanding loan balances, from December 31, 2006 to December 31, 2007. This decrease is due to the intentionally reduced volume of new loan originations. The allocated amount includes a qualitative adjustment based upon management’s assessment of possible changes in general economic conditions that could adversely impact loans within this category.

The consumer-other loan category is comprised of other consumer loan product types including non-auto installment loans, overdraft lines and other credit line facilities. The 6.3% increase in the amount of allowance allocated to the consumer-other loan portfolio is due primarily to growth in overdraft balances of 6.6% from December 31, 2006.

Methodology

Allocated amounts of allowance for loan losses are determined using both a formula-based approach applied to groups of loans and an analysis of certain individual loans for impairment.

The formula-based approach evaluates groups of loans to determine the allocation appropriate within each portfolio section. Individual loans within the commercial and industrial, commercial real estate and real estate construction loan portfolio sections are assigned internal risk ratings to group them with other loans possessing similar risk characteristics. The level of allowance allocable to each group of risk-rated loans is then determined by applying a loss factor that estimates the amount of probable loss inherent within each category. The assigned loss factor for each risk rating is a formula-based assessment of historical loss data, portfolio characteristics, economic trends, overall market conditions, past experience and management’s analysis of considerations of probable loan loss based on these factors.

During the quarter ended March 31, 2005, enhancements to the Bank’s internal risk-rating framework were implemented. These enhancements refined the definitional detail of the risk attributes and characteristics that compose each risk grouping and added granularity to the assessment of credit risk across those defined risk groupings.

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

The other method used to allocate allowances for loan losses entails the assignment of allowance amounts to individual loans on the basis of loan impairment. Certain loans are evaluated individually and are judged to be impaired when management believes it is probable that the Bank will not collect all of the contractual interest and principal payments as scheduled in the loan agreement. Under this method, loans are selected for evaluation based upon a change in internal risk rating, occurrence of delinquency, loan classification or non-accrual status. A specific allowance amount is allocated to an individual loan when such loan has been deemed impaired and when the amount of a probable loss is able to be estimated on the basis of: (a) the present value of anticipated future cash flows or on the loan’s observable fair market value, or (b) the fair value of collateral, if the loan is collateral dependent. Loans evaluated individually for impairment and the amount of specific allowance assigned to such loans totaled $3.9 million and $14,000, respectively, at December 31, 2007 and $3.6 million and $414,000, respectively, at December 31, 2006.

Portions of the allowance for loan loss are maintained as an addition to the amount of allowance determined to be required using the quantitative estimation techniques described herein. These amounts are maintained for two primary reasons: (a.) there exists an inherent subjectivity and imprecision to the analytical processes employed, and (b.) the prevailing business environment, as it is affected by changing economic conditions and various external factors, may impact the portfolio in ways currently unforeseen. Moreover, management has identified certain qualitative risk factors which could impact the degree of loss sustained within the portfolio. These include: (a.) market risk factors, such as the effects of economic variability on the entire portfolio, and (b.) unique portfolio risk factors that are inherent characteristics of the Bank’s loan portfolio. Market risk factors may consist of changes to general economic and business conditions that may impact the Bank’s loan portfolio customer base in terms of ability to repay and that may result in changes in value of underlying collateral. Unique portfolio risk factors may include industry concentration or covariant industry concentrations, geographic concentrations or trends that may exacerbate losses resulting from economic events which the Bank may not be able to fully diversify out of its portfolios.

Due to the imprecise nature of the loan loss estimation process and ever changing conditions, these qualitative risk attributes may not be adequately captured in data related to the formula-based loan loss components used to determine allocations in the Bank’s quantitative analysis of the adequacy of the allowance for loan losses. Management, therefore, has established and maintains amounts of the allowance which reflect, among other things, the uncertainty of future economic conditions within the Bank’s market area. Commencing in 2007, management has allocated amounts of the allowance attributable to these qualitative risk factors to the various loan categories. In prior periods, such amounts were not allocated to specific loan categories. Rather, these amounts were maintained as a separate, non-specific allowance item identified as the “imprecision allowance”.

Regional and local general economic conditions, as measured in terms of employment levels, gross state product and current and leading indicators of economic confidence for Massachusetts were stable, albeit exhibiting signs of a slow down in growth of economic activity, moving into the fourth quarter of 2007. Clearly defined, continuing negative trends show signs of a further weakening of market fundamentals in residential real estate markets throughout the region. This observation, when combined with financial market fallout from the sub prime mortgage crisis and potential inflationary pressure, primarily driven by higher energy and health care costs, has raised concern that, moving forward into 2008, general economic conditions may not be able to sustain the positive growth and stability observed going into the fourth quarter of 2007.

At both December 31, 2007 and December 31, 2006, the allowance for loan losses totaled $26.8 million. Based on the analyses described above, management believes that the level of the allowance for loan losses at December 31, 2007 is adequate.

Securities Portfolio  The Company’s securities portfolio consists of trading assets, securities available for sale, securities which management intends to hold until maturity, and Federal Home Loan Bank (“FHLB”) stock. Equity securities which are held for the purpose of funding Rabbi Trust obligations (see Note 13 “Employee Benefits” of the Notes to Consolidated Financial Statements in Item 8 hereof) are classified as trading assets. Trading assets are recorded at fair value with changes in fair value recorded in earnings. Trading assets were $1.7 million at December 31, 2007 and $1.8 million at December 31, 2006.

Securities which management intends to hold until maturity consist of U.S. Treasury and Government sponsored enterprises securities, mortgage-backed securities, state, county and municipal securities and corporate debt securities. Securities held to maturity as of December 31, 2007 are carried at their amortized cost of $45.3 million and exclude gross unrealized gains of $647,000 and gross unrealized losses of $249,000. A year earlier, securities held to maturity totaled $76.7 million excluding gross unrealized gains of $1.3 million and no gross unrealized losses.

Securities available for sale consist of certain U.S. Treasury and Government sponsored enterprises, mortgage-backed securities, collateralized mortgage obligations, state, county and municipal securities, and corporate debt securities. These securities are carried at fair value and unrealized gains and losses, net of applicable income taxes, are recognized as a separate component of stockholders’ equity. The fair value of securities available for sale at December 31, 2007 totaled $444.3 million, including the associated pre-tax net unrealized loss totaling $4.8 million. A year earlier, securities available for sale were $417.1 million including a pre-tax net unrealized loss of $10.0 million. In 2007, the Company recognized no gains or losses on the sale of available for sale securities. In 2006, the Company recognized no net gains and $3.2 million of net losses on the sale of available for sale securities. Lower coupon securities were sold in 2006 as part of a gradual de-leveraging strategy designed to improve the Bank’s mix of earning assets and net interest margin.

The following table sets forth the amortized cost and percentage distribution of securities held to maturity at the dates indicated.

Table 10 — Amortized Cost of Securities Held to Maturity

	At December 31,
	2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent
			(Dollars in thousands)

U.S. Treasury and Government Sponsored Enterprises	$699	1.5%	$—	—	$—	—
Mortgage-Backed Securities	4,488	9.9%	5,526	7.2%	6,936	6.7%
State, County and Municipal Securities	30,245	66.9%	35,046	45.7%	41,628	39.9%
Corporate Debt Securities	9,833	21.7%	36,175	47.1%	55,704	53.4%

Total	$45,265	100.0%	$76,747	100.0%	$104,268	100.0%

The following table sets forth the fair value and percentage distribution of securities available for sale at the dates indicated.

Table 11 — Fair Value of Securities Available for Sale

	At December 31,
	2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent
			(Dollars in thousands)

U.S. Treasury and Government Sponsored Enterprises	$69,663	15.7%	$87,853	21.1%	$151,253	26.0%
Mortgage-Backed Securities	237,816	53.6%	212,996	51.1%	257,532	44.3%
Collateralized Mortgage Obligations	96,885	21.8%	88,898	21.3%	150,322	25.8%
State, County and Municipal Securities	18,814	4.2%	18,816	4.5%	22,409	3.9%
Corporate Debt Securities	21,080	4.7%	8,525	2.0%	—	0.0%

Total	$444,258	100.0%	$417,088	100.0%	$581,516	100.0%

The following two tables set forth contractual maturities of the Bank’s securities portfolio at December 31, 2007. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Table 12 — Amortized Cost of Securities Held to Maturity
Amounts Maturing

	Within		Weighted	One year		Weighted	Five		Weighted			Weighted			Weighted
	One	% of	Average	to Five	% of	Average	Years to	% of	Average	Over Ten	% of	Average		% of	Average
	Year	Total	Yield	Years	Total	Yield	Ten Years	Total	Yield	Years	Total	Yield	Total	Total	Yield
	(Dollars in thousands)

U. S. Treasury and Government Sponsored Enterprises	$699	1.5%	3.8%	$—	0.0%	—	$—	0.0%	0.0%	$—	0.0%	0.0%	$699	1.5%	3.8%
Mortgage-Backed Securities	—	0.0%	—	—	0.0%	—	4,488	9.9%	5.5%	—	0.0%	0.0%	4,488	9.9%	5.5%
State, County and Municipal Securities	13	0.1%	5.0%	4,996	11.0%	4.1%	15,135	33.5%	4.5%	10,101	22.3%	5.1%	30,245	66.9%	4.6%
Corporate Debt Securities	—	0.0%	0.0%	—	0.0%	—	—	0.0%	—	9,833	21.7%	8.1%	9,833	21.7%	8.1%

Total	$712	1.6%	3.8%	$4,996	11.0%	4.1%	$19,623	43.4%	4.7%	$19,934	44.0%	6.6%	$45,265	100.0%	5.4%

Table 13 — Fair Value of Securities Available for Sale
Amounts Maturing

				One			Five
	Within		Weighted	Year to		Weighted	Years to		Weighted			Weighted			Weighted
	One	% of	Average	Five	% of	Average	Ten	% of	Average	Over Ten	% of	Average		% of	Average
	Year	Total	Yield	Years	Total	Yield	Years	Total	Yield	Years	Total	Yield	Total	Total	Yield
	(Dollars in thousands)

U. S. Treasury and Government Sponsored Enterprises	$54,770	12.3%	3.4%	$14,892	3.4%	3.3%	$—	0.0%	0.0%	$—	0.0%	0.0%	$69,663	15.7%	3.4%
Mortgage-Backed Securities	—	0.0%	0.0%	25	0.0%	8.0%	50,336	11.3%	4.5%	187,456	42.2%	4.9%	237,816	53.5%	4.8%
Collateralized Mortgage Obligations	—	0.0%	0.0%	—	0.0%	0.0%	—	0.0%	0.0%	53,795	12.1%	5.0%	53,795	12.1%	4.6%
State, County and Municipal Securities	—	0.0%	0.0%	18,814	4.2%	4.5%	43,089	9.7%	4.2%	—	0.0%	0.0%	61,903	13.9%	4.5%
Corporate Debt Securities	—	0.0%	0.0%	—	0.0%	0.0%	—	0.0%	0.0%	21,081	4.8%	6.9%	21,081	4.8%	6.9%

Total	$54,770	12.3%	3.4%	$33,731	7.6%	4.0%	$93,425	21.0%	4.4%	$262,332	59.1%	5.1%	$444,258	100.0%	4.7%

At December 31, 2007 and 2006, the Bank had no investments in obligations of individual states, counties or municipalities which exceeded 10% of stockholders’ equity. In addition, there were no sales of state, county or municipal securities in 2007 or 2006.

Bank Owned Life Insurance  The Bank owns Bank Owned Life Insurance (“BOLI”) for the purpose of offsetting the Bank’s future obligations to its employees under its retirement and benefits plans. The value of BOLI was $49.4 million and $45.8 million at December 31, 2007 and December 31, 2006, respectively. The increase in the BOLI value in 2007 was mainly due to an additional purchase of BOLI of $1.6 million at the beginning of 2007. The Bank recorded income from BOLI of $2.0 million in 2007, $3.3 million in 2006, and $1.8 million in 2005. In the first quarter of 2006, the Company recognized a tax exempt gain of $1.3 million for a death benefit received on a former employee who was covered under the BOLI program.

Deposits  As of December 31, 2007, deposits of $2.0 billion were $63.7 million, or 3.1%, lower than the prior year-end. Core deposits decreased by $28.8 million, or 1.9%.

The following table sets forth the average balances of the Bank’s deposits for the periods indicated.

Table 14 — Average Balances of Deposits

	2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent
			(Dollars in thousands)

Demand Deposits	$485,922	23.7%	$495,958	23.1%	$514,611	24.0%
Savings and Interest Checking	575,269	28.0%	563,615	26.3%	599,797	28.0%
Money Market	462,434	22.5%	524,265	24.4%	519,461	24.2%
Time Certificates of Deposits	531,016	25.8%	563,212	26.2%	510,611	23.8%

Total	$2,054,641	100.0%	$2,147,050	100.0%	$2,144,480	100.0%

The Bank’s time certificates of deposit of $100,000 or more totaled $187.4 million at December 31, 2007. The maturity of these certificates is as follows:

Table 15 — Maturities of Time Certificate of Deposits Over $100,000

	Balance	Percentage
	(Dollars in thousands)

1 to 3 months	$69,868	37.3%
4 to 6 months	84,883	45.3%
7 to 12 months	30,069	16.0%
Over 12 months	2,626	1.4%

Total	$187,446	100.0%

Borrowings  The Bank’s borrowings amounted to $504.3 million at December 31, 2007, an increase of $10.7 million from year-end 2006. During 2007, the Company sought to lock in what it feels to be advantageous rates on wholesale funding. At December 31, 2007, the Bank’s borrowings consisted primarily of FHLB borrowings totaling $311.1 million, an increase of $6.0 million from the prior year-end.

The remaining borrowings consisted of federal funds purchased, assets sold under repurchase agreements, junior subordinated debentures and other borrowings. These borrowings totaled $193.2 million at December 31, 2007, an increase of $4.7 million from the prior year-end. See Note 8 “Borrowings” of the Notes to Consolidated Financial Statements included in Item 8 hereof for a schedule of borrowings outstanding and their interest rates and other information related to the Company’s borrowings and for further information regarding the trust preferred securities and junior subordinated debentures of Trusts III, IV and V.

Junior Subordinated Debentures  Junior subordinated debentures issued by the Company were $51.5 million and $77.3 million at December 31, 2007 and 2006, respectively. The unamortized issuance costs are included in other assets. Unamortized issuance costs were $68,000 and $981,000 in 2007 and 2006, respectively.

Interest expense on the junior subordinated debentures, reported in interest on borrowings, which includes the amortization of the issuance cost, was $5.2 million in 2007, $5.5 million in 2006 and $4.5 million in 2005.

See Note 8 “Borrowings” of the Notes to Consolidated Financial Statements included in Item 8 hereof for further information regarding the trust preferred securities and junior subordinated debentures of Trusts III, IV and V.

Wealth Management

Investment Management  As of December 31, 2007, the Rockland Trust Investment Management Group had assets under management of $1.3 billion which represents approximately 2,500 trust, fiduciary, and agency accounts. At December 31, 2006, assets under management were $815.8 million, representing approximately 1,530 trust, fiduciary, and agency accounts. The increase in assets from 2006 to 2007 is partially due to the completion of the Bank’s acquisition of assets from the Lincoln, Rhode Island based O’Connell Investment Services, Inc. on November 1, 2007. The closing of this transaction added approximately $200.0 million to the assets already under management by the Rockland Trust Investment Management Group and establishes Rockland Trust’s first investment management office in Rhode Island. Income from the Investment Management Group amounted to $7.0 million, $5.5 million, and $4.9 million for 2007, 2006, and 2005, respectively.

Retail Investments and Insurance   For the year ending December 31, 2007, 2006 and 2005 retail investments and insurance income was $1.1 million, $593,000, and $404,000, respectively, part of this increase is due to a change in the model of origination and an increase in sales. Retail investments and insurance includes revenue from Linsco/Private Ledger (“LPL”), Private Ledger Insurance Services of Massachusetts, Savings Bank Life Insurance of Massachusetts (“SBLI”), Independent Financial Market Group, Inc. (“IFMG”) and their insurance subsidiary IFS Agencies, Inc. (“IFS”).

RESULTS OF OPERATIONS

Summary of Results of Operations   Net income was $28.4 million for the year ended December 31, 2007, compared to $32.9 million for the year ended December 31, 2006. Diluted earnings per share were $2.00 and $2.17 for the years ended 2007 and 2006, respectively.

In 2007, the Company had a write-off of debt issuance cost of $907,000, executive early retirement costs of $406,000 and a litigation settlement of $1.4 million. In 2006, the Company realized life insurance benefit proceeds of $1.3 million, a recovery on WorldCom Bond Claims of $1.9 million, a write-off of stock issuance cost of $995,000, and prepayment fees on borrowings of $82,000. Security losses of $3.2 million were realized by the Company in 2006, and there were no security gains or losses realized in 2007.

Return on average assets and return on average equity were 1.05% and 12.93%, respectively, for the year ending December 31, 2007, as compared to 1.12% and 14.60%, respectively, for the year ending December 31, 2006. Stockholders’ equity as a percentage of assets was 8.0% as of December 31, 2007, compared to 8.1% for the same period last year.

Net Interest Income   The amount of net interest income is affected by changes in interest rates and by the volume, mix, and interest rate sensitivity of interest-earning assets and interest-bearing liabilities.

On a fully tax-equivalent basis, net interest income was $97.8 million in 2007, a 6.3% decrease from 2006 net interest income of $104.4 million reported in 2006.

In April 2007, the Company wrote-off approximately $907,000 of unamortized issuance costs related to a refinance of $25.0 million of Trust Preferred securities which the Company called on April 30, 2007. In December 2006, the Company wrote-off approximately $995,000 of unamortized issuance costs related to a refinance of $25.0 million of Trust Preferred securities which the Company called in December 2006. Both write-offs were realized as a component of interest expense on borrowings. Excluding the write-off of the debt issuance costs, net interest income decreased in 2007 by $6.6 million from the comparative twelve-month period in 2006, with the decrease primarily attributable to a reduction in average earning assets. The yield on earning assets was 6.44% in 2007, compared with 6.25% in 2006. The average balance of securities decreased by $154.6 million, or 24.1%, as compared with the prior year. The average balance of loans decreased by $46.8 million, or 2.3%, and the yield on loans increased by 11 basis points to 6.81% in 2007, compared to 6.70% in 2006. This increase in the yield on earning assets was due to the generally higher interest rate environment in 2007. During 2007, the average balance of interest-bearing liabilities decreased by $188.0 million, or 8.6%, over 2006 average balances. The average cost of these liabilities increased to 3.19% compared to 2.98% in 2006. Earning assets and interest bearing liability pricing is affected by competition and changes in interest rates. Economic conditions and the Federal Reserve’s monetary policy influence interest rates as shown by the changes reflected in the following graph:

The following table presents the Company’s average balances, net interest income, interest rate spread, and net interest margin for 2007, 2006, and 2005. Non-taxable income from loans and securities is presented on a fully tax-equivalent basis whereby tax-exempt income is adjusted upward by an amount equivalent to the prevailing federal income taxes that would have been paid if the income had been fully taxable.

Table 16 — Average Balance, Interest Earned/Paid & Average Yields

	Years Ended December 31,
	2007				2006				2005
		Interest				Interest				Interest
	Average	Earned/	Average		Average	Earned/	Average		Average	Earned/	Average
	Balance	Paid	Yield		Balance	Paid	Yield		Balance	Paid	Yield
	(Dollars in thousands)

Interest-Earning Assets:
Federal Funds Sold, Assets Purchased Under Resale Agreement and Short Term Investments	$26,630	$1,468	5.51%		$29,464	$1,514	5.14%		$14,023	$515	3.67%
Securities:
Trading Assets	1,692	48	2.84%		1,570	42	2.68%		1,548	36	2.33%
Taxable Investment Securities(1)	433,186	20,694	4.78%		581,372	27,229	4.68%		708,043	31,188	4.40%
Non-Taxable Investment Securities(1)(2)	51,181	3,288	6.42%		57,725	3,879	6.72%		62,771	4,126	6.57%

Total Securities	486,059	24,030	4.94%		640,667	31,150	4.86%		772,362	35,350	4.58%
Loans(1)(3)	1,994,273	135,874	6.81%		2,041,098	136,802	6.70%		1,987,591	121,605	6.12%

Total Interest-Earning Assets	$2,506,962	$161,372	6.44%		$2,711,229	$169,466	6.25%		$2,773,976	$157,470	5.68%

Cash and Due from Banks	59,009				59,834				65,703
Other Assets	148,494				151,295				144,747

Total Assets	$2,714,465				$2,922,358				$2,984,426

Interest-Bearing Liabilities:
Deposits:
Savings and Interest Checking Accounts	$575,269	$7,731	1.34%		$563,615	$4,810	0.85%		$599,797	$3,037	0.51%
Money Market	462,434	13,789	2.98%		524,265	14,872	2.84%		519,461	9,549	1.84%
Time Certificates of Deposits	531,016	22,119	4.17%		563,212	21,111	3.75%		510,611	13,172	2.58%

Total Interest Bearing Deposits	1,568,719	43,639	2.78%		1,651,092	40,793	2.47%		1,629,869	25,758	1.58%
Borrowings:
Federal Home Loan Bank Borrowings	254,516	11,316	4.45%		365,597	15,524	4.25%		468,821	18,162	3.87%
Federal Funds Purchased and Assets Sold Under Repurchase Agreements	109,344	3,395	3.10%		113,448	3,171	2.80%		80,074	1,389	1.73%
Junior Subordinated Debentures	59,950	5,048	8.42	%(5)	51,899	5,504	10.61	%(5)	51,546	4,469	8.67%
Other Borrowings	2,627	157	5.98%		1,081	46	4.26%		1,653	40	2.42%

Total Borrowings	426,437	19,916	4.67%		532,025	24,245	4.56%		602,094	24,060	4.00%

Total Interest-Bearing Liabilities	$1,995,156	$63,555	3.19%		$2,183,117	$65,038	2.98%		$2,231,963	$49,818	2.23%

Demand Deposits	485,922				495,958				514,611
Other Liabilities	13,914				18,286				17,897

Total Liabilities	$2,494,992				$2,697,361				$2,764,471
Stockholders’ Equity	219,473				224,997				219,955

Total Liabilities and Stockholders’ Equity	$2,714,465				$2,922,358				$2,984,426

Net Interest Income(2)		$97,817				$104,428				$107,652

Interest Rate Spread(4)			3.25	%(6)			3.27	%(6)			3.45%

Net Interest Margin(5)			3.90	%(6)			3.85	%(6)			3.88%

Supplemental Information:
Total Deposits, Including Demand Deposits	$2,054,641	$43,639			$2,147,050	$40,793			$2,144,480	$25,758
Cost of Total Deposits			2.12%				1.90%				1.20%
Total Funding Liabilities, Including Demand Deposits	$2,481,078	$63,555			$2,679,075	$65,038			$2,746,574	$49,818
Cost of Total Funding Liabilities			2.56%				2.43%				1.81%

(1)	Investment securities are at average fair value.

(2)	The total amount of adjustment to present interest income and yield on a fully tax-equivalent basis is $1,634, $1,773 and $1,809 in 2007, 2006 and 2005, respectively.

(3)	Average nonaccruing loans are included in loans.

(4)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average costs of interest-bearing liabilities.

(5)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

(6)	In 2007, the yield on junior subordinated debentures, the interest rate spread and the net interest margin includes the write-off of $907,000 of unamortized issuance costs related to refinancing $25.7 million of junior subordinated debentures. The yield on junior subordinated debentures, the interest rate spread, and the net interest margin excluding the write-off, would have been 6.91%, 3.30%, and 3.94%. In 2006, the yield on junior subordinated debentures, the interest rate spread and the net interest margin includes the write-off of $995,000 of unamortized issuance costs related to the refinancing of $25.8 million of junior subordinated debentures. The yield on junior subordinated debentures, the interest rate spread, and the net interest margin would have been 8.69%, 3.32%, and 3.89%, respectively.

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

Table 17 — Volume Rate Analysis

	Year Ended December 31,
	2007 Compared To 2006				2006 Compared To 2005					2005 Compared To 2004
			Change					Change				Change
	Change	Change	Due to		Change		Change	Due to		Change	Change	Due to
	Due to	Due to	Volume/	Total	Due to		Due to	Volume/	Total	Due to	Due to	Volume/	Total
	Rate	Volume	Rate	Change	Rate		Volume	Rate	Change	Rate	Volume	Rate	Change
		(Dollars in thousands)

Income on Interest-Earning Assets:
Federal Funds Sold Assets Purchased Under Resale Agreement and Short Term Investments	$110	$(145)	$(11)	$(46)	$206		$567	$226	$999	$10	$301	$187	$498
Securities:
Trading Assets	3	3	—	6	5		1	—	6	(13)	1	—	(12)
Taxable Securities	544	(6,940)	(139)	(6,535)	1,974		(5,580)	(353)	(3,959)	(157)	(205)	1	(361)
Non-Taxable Securities(1)	(171)	(439)	19	(591)	92		(332)	(7)	(247)	(40)	(96)	1	(135)

Total Securities:	376	(7,376)	(120)	(7,120)	2,071		(5,911)	(360)	(4,200)	(210)	(300)	2	(508)
Loans(1)(2)	2,262	(3,138)	(52)	(928)	11,611		3,274	312	15,197	6,132	14,056	857	21,045

Total	$2,748	$(10,659)	$(183)	$(8,094)	$13,888		$(2,070)	$178	$11,996	$5,932	$14,057	$1,046	$21,035

Expense of Interest-Bearing
Liabilities:
Deposits:
Savings and Interest Checking Accounts	$2,765	$99	$57	$2,921	$2,082		$(183)	$(126)	$1,773	$89	$143	$5	$237
Money Market	761	(1,754)	(90)	(1,083)	5,187		88	48	5,323	2,529	803	346	3,678
Time Certificates of Deposits	2,349	(1,207)	(134)	1,008	5,967		1,357	615	7,939	2,077	699	142	2,918

Total Interest-Bearing Deposits:	5,875	(2,862)	(167)	2,846	13,236		1,262	537	15,035	4,695	1,645	493	6,833
Borrowings:
Federal Home Loan Bank Borrowings	731	(4,717)	(222)	(4,208)	1,745		(3,999)	(384)	(2,638)	1,899	2,079	284	4,262
Federal Funds Purchased and Assets Sold Under Repurchase Agreements	352	(115)	(13)	224	849		579	354	1,782	472	182	146	800
Junior Subordinated Debentures	(1,134)	854	(176)	(456)	998	(3)	31	6	1,035	6	1,097 (4)	2	1,105
Other Borrowings	18	66	27	111	30		(14)	(10)	6	57	(9)	(27)	21

Total Borrowings	(33)	(3,912)	(384)	(4,329)	3,622		(3,403)	(34)	182	2,434	3,349	405	6,188

Total	$5,842	$(6,774)	$(551)	$(1,483)	$16,858		$(2,141)	$503	$15,220	$7,129	$4,994	$898	$13,021

Change in Net Interest Income	$(3,094)	$(3,885)	$368	$(6,611)	$(2,970)		$71	$(325)	$(3,224)	$(1,197)	$9,063	$148	$8,014

(1)	The total amount of adjustment to present interest income and yield on a fully tax- equivalent basis is $1,634, $1,773 and $1,809 in 2007, 2006 and 2005, respectively.

(2)	Loans include portfolio loans, loans held for sale and nonaccrual loans, however unpaid interest on nonperforming loans has not been included for purposes of determining interest income.

(3)	In 2007, the yield on junior subordinated debentures, the interest rate spread and the net interest margin includes the write-off of $907,000 of unamortized issuance costs related to refinancing $25.7 million of junior subordinated debentures. The yield on junior subordinated debentures, the interest rate spread, and the net interest margin, excluding the write-off, would have been 6.91%, 3.30%, and 3.94%. In 2006, the yield on junior subordinated debentures, the interest rate spread and the net interest margin includes the write-off of $995,000 of unamortized issuance costs related to the refinancing of $25.8 million of junior subordinated debentures. The yield on junior subordinated debentures, the interest rate spread, and the net interest margin, excluding the write-off, would have been 8.69%, 3.32%, and 3.89%, respectively.

(4)	In 2006, the change in the junior subordinated debentures interest expense is due to the write-off of $995,000, of unamortized issuance costs related to the refinancing of $25.7 million and $25.8 million, respectively, of junior subordinated debentures. In 2005, the change in interest expense is due to the adoption of Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46 Revised, “Consolidation of Variable Interest Entities — an Interpretation of Accounting Research Bulletin No. 51” (“FIN 46R”) which required the Company to deconsolidate its two subsidiary trusts (Independent Capital Trust III and Independent Capital Trust IV) on March 31, 2004. Due to FIN 46R, the junior subordinated debentures of the parent company that were previously eliminated in consolidation are now included on the consolidated balance sheet within total borrowings. The interest expense on the junior subordinated debentures is included in the calculation of net interest margin of the consolidated company, negatively impacting the net interest margin by approximately 0.13% for the twelve months ending December 31, 2004 on an annualized basis.

Net interest income on a fully tax-equivalent basis decreased by $6.6 million in 2007 compared to 2006. Interest income on a fully tax-equivalent basis decreased by $8.1 million, or 4.8%, to $161.4 million in 2007 as compared to the prior year-end primarily due to intentional decreases in the Company’s security portfolio and certain loan categories due to a combination of the flat yield curve environment and the profitability characteristics of those asset classes. Interest income on the loan portfolio decreased $928,000 in 2007. Interest income from taxable securities decreased by $6.5 million, or 24.0%, to $20.7 million in 2007 as compared to the prior year. The overall yield on interest earning assets increased by 19 basis points to 6.44% in 2007 as compared to 6.25% in 2006.

Interest expense for the year ended December 31, 2007 decreased to $63.6 million from the $65.0 million recorded in 2006, a decrease of $1.5 million, or 2.3%, of which $5.8 million is due to the increase in rates on deposits and borrowings offset by a $6.8 million change in volume. The total cost of funds increased 13 basis points to 2.56% for 2007 as compared to 2.43% for 2006. Average interest-bearing deposits decreased $82.4 million, or 5.0% over the prior year while the cost of these deposits increased from 2.47% to 2.78% primarily attributable to a higher rate environment.

Average borrowings decreased by $105.6 million, or 19.8%, from the 2006 average balance. The majority of this decrease is attributable to a decrease in Federal Home Loan Bank borrowings of $111.1 million. The average cost of borrowings increased to 4.67% from 4.56%. The aforementioned refinancing of the junior subordinated debentures benefited the cost of borrowings by approximately $1.1 million in 2007.

Provision For Loan Losses   The provision for loan losses represents the charge to expense that is required to maintain an adequate level of allowance for loan losses. The provision for loan losses totaled $3.1 million in 2007, compared with $2.3 million in 2006, an increase of $795,000. The Company’s allowance for loan losses, as a percentage of total loans, was 1.31%, as compared to 1.32% on December 31, 2006. For the year ended December 31, 2007, net loan charge-offs totaled $3.1 million, an increase of $955,000 from the prior year. The allowance for loan losses at December 31, 2007 was 351.01% of nonperforming loans, as compared to 384.22% at the prior year-end, due to a modest increase in non-performing loans.

The increase in the amount of provision is the result of a combination of factors including: shifting growth rates among various components of the Bank’s loan portfolio with differing facets of risk; higher levels of net loan charge-offs in 2007; and changing expectations with respect to the economic environment. While the total loan portfolio increased by 0.9% for the year-ended December 31, 2007, as compared to 0.8% for 2006, growth among the commercial components of the loan portfolio outpaced growth among those consumer components, which exhibit different credit risk characteristics. Net charge-offs were $3.1 million, or 0.16% of average loans in 2007, as compared to $2.2 million, or 0.11% of average loans in 2006.

Regional and local general economic conditions were stable moving into the fourth quarter of 2007, as measured in terms of employment levels, Massachusetts gross state product and current and leading indicators of economic confidence. However, continued weakening market fundamentals were observed in residential real estate markets. This observation, when combined with financial market fallout from the sub prime mortgage crisis and potential inflationary pressure, primarily driven by higher energy and health care costs, has raised concern that, moving forward into 2008, general economic conditions may not be able to sustain the positive growth and stability observed going into the fourth quarter of 2007.

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

Non-Interest Income  The following table sets forth information regarding non-interest income for the periods shown.

Table 18 — Non-Interest Income

Years Ended December 31,	2007	2006	2005
	(Dollars in thousands)

Service charges on deposit accounts	$14,414	$14,233	$13,103
Wealth management	8,110	6,128	5,287
Mortgage banking	3,166	2,699	3,155
Bank owned life insurance	2,004	3,259	1,831
Net (loss)/gain on sales of securities	—	(3,161)	616
Other non-interest income	4,357	3,486	3,281

Total	$32,051	$26,644	$27,273

Non-interest income, which is generated by deposit account service charges, investment management services, mortgage banking activities, and miscellaneous other sources, amounted to $32.1 million in 2007, a $5.4 million, or 20.3%, increase from the prior year.

Service charges on deposit accounts, which represented 45.0% of total non-interest income in 2007, increased from $14.2 million in 2006 to $14.4 million in 2007, primarily reflecting increased overdraft fees and debit card revenue.

Wealth management revenue increased by $2.0 million, or 32.3%, for the twelve months ended December 31, 2007, as compared to the same period in 2006. Investment management revenue increased by $1.5 million, or 27.1%, twelve months ended December 31, 2007. Assets under administration at December 31, 2007 were $1.3 billion, an increase of $472.7 million, or 58.0%, as compared to December 31, 2006. On November 1, 2007, Rockland Trust completed its acquisition of the Lincoln, Rhode Island-based O’Connell Investment Services, Inc. The closing of this transaction added approximately $200 million to the assets under management. The remaining $483,000 increase comes from retail wealth management revenue due to a change in the model of origination and an increase in sales.

Mortgage banking income of $3.2 million in 2007, increased by 17.3% from the $2.7 million recorded in 2006. The Bank’s mortgage banking revenue consists primarily of premiums received on loans sold with servicing released, origination points, and gains and losses on sold mortgages. Gains and losses on sales of mortgage loans are recorded as mortgage banking income. The gains and losses resulting from the sales of loans with servicing retained are adjusted to recognize the present value of future servicing fee income over the estimated lives of the related loans. Residential real estate loans and the related servicing rights are sold on a flow basis. Capitalized servicing rights are reported as mortgage servicing rights and are amortized into non-interest income in proportion to, and over the period of, the estimated future servicing of the underlying financial assets. Rockland’s assumptions with respect to prepayments, which affect the estimated average life of the loans, are adjusted periodically to consider market consensus loan prepayment predictions at that date. At December 31, 2007, the mortgage servicing rights asset was $2.1 million, or 0.81% of the serviced loan portfolio. At December 31, 2006, the mortgage servicing rights asset was $2.4 million, or 0.83%, of the serviced loan portfolio.

BOLI income decreased for the twelve month period by $1.3 million, or 38.5%, due to the BOLI death benefit proceeds received during 2006.

A $3.2 million loss on the sale of securities was recorded for the twelve months ended December 31, 2006 and there were no security sales in 2007.

Other non-interest income increased by $871,000, or 25.0%, for the twelve months ended December 31, 2007, as compared to the same periods in 2006, largely attributable to the revenue associated with the 1031 deferred tax exchange business acquired in 2007.

Non-Interest Expense  The following table sets forth information regarding non-interest expense for the periods shown.

Table 19 — Non-Interest Expense

Years Ended December 31,	2007	2006	2005
	(Dollars in thousands)

Salaries and employee benefits	$52,520	$47,890	$47,912
Occupancy and equipment expenses	9,932	10,060	10,070
Data processing and facilities management	4,584	4,440	4,091
Recovery on WorldCom bond claims	—	(1,892)	—
Other
Advertising	1,717	1,364	1,959
Consulting	1,073	895	794
Other losses and charge-offs	1,636	439	308
Telephone	1,421	1,298	1,385
Software maintenance	1,314	963	873
Postage	1,110	1,056	1,006
Debit card and ATM processing	1,035	1,187	940
Examinations and audits	893	805	785
Legal fees	665	665	641
Other non-interest expense	10,032	10,184	9,851

Total other non-interest expense	20,896	18,856	18,542

Total	$87,932	$79,354	$80,615

Non-interest expense increased by $8.6 million, or 10.8%, during the year ended December 31, 2007 as compared to the same period last year.

Salaries and employee benefits increased by $4.6 million, or 9.7%, for the twelve months ended December 31, 2007, as compared to the same period in 2006. Included in salaries and benefits for the twelve month period are executive early retirement costs amounting to $406,000 recorded in the first quarter 2007. The remaining increase in salaries and benefits is attributable to annual merit increases, incentive programs, the Compass Exchange Advisors and O’Connell Investment Advisors acquisitions, commissions, and other new hires to support growth initiatives.

Occupancy and equipment expense decreased by $128,000, or 1.3% twelve months ending December 31, 2007, as compared to the same period in 2006. The decrease is largely due to decreases in equipment maintenance and repairs and depreciation on capital leases, partially offset by increases in rent on leased properties and energy costs.

Data processing and facilities management expense increased by $144,000, or 3.2%, during 2007 over 2006.

During the fourth quarter of 2006, the Company recovered $1.9 million on an impairment charge recognized in 2002 of $4.4 million on its investment in WorldCom bonds through settlement proceeds received from its claims in a class action case brought against WorldCom and from the WorldCom Victim Trust.

Total other non-interest expense increased by $2.0 million, or 10.8%, for the twelve months ending December 31, 2007, as compared to the same period in 2006. The increase is primarily attributable to the previously mentioned $1.4 million litigation settlement recorded in the second quarter of 2007 included in other losses and charge-offs, as well as increases in software maintenance and consulting fees.

Income Taxes  For the years ended December 31, 2007, 2006 and 2005, the Company recorded combined federal and state income tax provisions of $8.8 million, $14.8 million and $15.1 million, respectively. These provisions reflect effective income tax rates of 23.7%, 31.0% and 31.3%, in 2007, 2006, and 2005, respectively, which are less than the Bank’s blended federal and state statutory tax rate of 41.8%. The lower effective income tax rates are attributable to certain tax strategies employed by the Company and tax credits. The impact of the Company’s New Markets Tax Credit program (“NMTC”), in addition to a reversal of a tax reserve pursuant to a favorable Tax Court Ruling relevant to the Company resulted in a reduction in the 2007 effective tax rate from the 31.0% recorded in 2006. The recognition of $3.6 million in 2007 and $1.5 million of New Markets Tax Credits in 2006 and 2005 has improved the Company’s effective rate by 9.6%, 3.2%, and 3.1%, for 2007, 2006, and 2005, respectively.

During the second quarter of 2004, the Company announced that one of its subsidiaries (a Community Development Entity, or “CDE,” described above as RTC CDE I), had been awarded $30.0 million in tax credit allocation authority under the NMTC program of the United States Department of Treasury. During 2006, the Company, through another of its CDE subsidiaries, RTC CDE II, was awarded an additional $45.0 million in tax credit allocation authority under the NMTC program.

In both 2004 and 2005, the Bank invested $15.0 million during each year from the first $30.0 million award into RTC CDE I. During 2007 the Bank invested $38.2 million into RTC CDE II to provide it with the capital necessary to begin assisting qualified businesses in low-income communities throughout its market area. Based upon the Bank’s total $68.2 million investment in RTC CDE I and RTC CDE II, it is eligible to receive tax credits over a seven year period totaling 39.0% of its investment, or $26.6 million. The Company recognized a $3.6 million benefit from these tax credits for the year ending December 31, 2007. A $1.5 million tax credit benefit was recognized for the twelve months ending December 31, 2006. The following table details the remaining expected tax credit recognition by year based upon the two $15.0 million investments made in 2004 and 2005, and the investment of $38.2 million in 2007.

Table 20 — New Markets Tax Credit Recognition Schedule

										Total
Investment		2004 - 2006	2007	2008	2009	2010	2011	2012	2013	Credits
	(Dollars in thousands)

2004	$15M	$2,250	$900	$900	$900	$900	$—	$—	$—	$5,850
2005	$15M	$1,500	$750	$900	$900	$900	$900	$—	$—	$5,850
2007	$38.2M	$—	$1,910	$1,910	$1,910	$2,292	$2,292	$2,292	$2,292	$14,898

Total	$68.2M	$3,750	$3,560	$3,710	$3,710	$4,092	$3,192	$2,292	$2,292	$26,598

The tax effects of all income and expense transactions are recognized by the Company in each year’s consolidated statements of income regardless of the year in which the transactions are reported for income tax purposes.

Comparison of 2006 vs. 2005  The Company’s total assets decreased by $212.8 million, or 7.0%, from $3.0 billion at December 31, 2005 to $2.8 billion at December 31, 2006. Total average assets were $2.9 billion and $3.0 billion in 2006 and 2005, respectively. These decreases are due to intentional decreases in the Company’s securities portfolio and certain loan categories due to a combination of the flat yield curve environment and the profitability characteristics of these asset classes. Total securities of $517.3 million, at December 31, 2006, decreased $199.3 million compared to the $716.6 million reported on December 31, 2005 due to the yield curve environment that persisted throughout 2006. Total loans of $2.0 billion, at December 31, 2006 decreased $15.9 million compared to the prior year ended December 31, 2005. Total deposits decreased by $115.2 million, or 5.2% due to certain expensive deposit categories, such as money market, which were intentionally decreased in accordance with the funding needs of a smaller balance sheet. Total borrowings decreased by $94.2 million, or 16.0%, as excess cash flow from the securities portfolio and certain loan categories were used to decrease wholesale borrowings. Stockholders’ equity increased by $1.6 million in 2006. The increase was due to net income of $32.9 million, proceeds from stock option exercises of $1.3 million, a net decrease in unrealized losses on securities of $2.6 million, offset by stock repurchases of $24.8 million, dividends declared of $9.5 million, and the net decrease in the fair value of derivatives of $909,000.

Net income for 2006 was $32.9 million, or $2.17 per diluted share, compared to $33.2 million, or $2.14 per diluted share, for 2005. Return on average assets and return on average equity were 1.12% and 14.60%, respectively, for 2006 and 1.11% and 15.10%, respectively, for 2005.

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

Interest expense for the year ended December 31, 2006 increased to $65.0 million from the $49.8 million recorded in 2005, an increase of $15.2 million, or 30.6%, of which $16.9 million is due to the increase in rates on deposits and borrowings. The total cost of funds increased 34.3% to 2.43% for 2006 as compared to 1.81% for 2005. Average interest-bearing deposits increased $21.2 million in 2006, or 1.3% over the prior year along with the cost of these deposits from 1.58% to 2.47% primarily attributable to a higher rate environment.

Average borrowings decreased by $70.1 million, or 11.6%, from the 2005 average balance. The majority of this decrease is attributable to a decrease in Federal Home Loan Bank borrowings of $103.2 million offset by an increase in fed funds purchased of $33.4 million. The average cost of borrowings increased to 4.56% from 4.00%.

The provision for loan losses totaled $2.3 million in 2006, compared with $4.2 million in 2005 a decrease of $1.9 million. For the year ended December 31, 2006, net loan charge-offs totaled $2.2 million, a decrease of $574,000 from the prior year. The allowance for loan losses at December 31, 2006 was 384.22% of nonperforming loans, as compared to 797.81% at the prior year-end.

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

Net security losses of $3.2 million were recorded in 2006 as compared to net security gains of $616,000 recorded in 2005.

Other non-interest income increased by $205,000, or 6.2% in 2006, mainly due to improved checkbook revenue, commercial loan late charge fees and unrealized gains on trading assets.

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

Other non-interest expenses increased by $314,000, or 1.7%, for the twelve months ended December 31, 2006, as compared to the same period in the prior year. The increase is due to increased debit card and ATM processing, software maintenance and a prepayment penalty on borrowings.

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

At December 31, 2007 and December 31, 2006 the Company had interest rate swaps and interest rate caps, designated as “cash flow” hedges. The purpose of these derivatives is to hedge the variability in the cash outflows of variable rate borrowings attributable to changes in interest rates. The table below shows interest rate derivatives the Company held as of December 31, 2007 and December 31, 2006:

Table 21 — Interest Rate Derivatives

	As of December 31, 2007
								Market
					Receive		Pay Fixed	Value at
	Notional	Trade	Effective	Maturity	(Variable)	Current Rate	Swap Rate/	December 31,
	Amount	Date	Date	Date	Index	Received	Cap Strike Rate	2007
	(Dollars in thousands)

Interest Rate Swaps
	$35,000	18-Jan-05	20-Jan-05	20-Jan-10	3 Month LIBOR	5.18%	4.06%	$(208)
	$25,000	16-Feb-06	28-Dec-06	28-Dec-16	3 Month LIBOR	4.99%	5.04%	$(987)
	$25,000	16-Feb-06	28-Dec-06	28-Dec-16	3 Month LIBOR	4.99%	5.04%	$(994)

Total	$85,000						Total	$(2,189)
Interest Rate Caps
	$100,000	27-Jan-05	31-Jan-05	31-Jan-08	3 Month LIBOR	4.96%	4.00%	$79

Grand Total	$185,000					Grand Total		$(2,110)

	As of December 31, 2006
								Market
					Receive		Pay Fixed	Value at
	Notional	Trade	Effective	Maturity	(Variable)	Current Rate	Swap Rate/	December 31,
	Amount	Date	Date	Date	Index	Received	Cap Strike Rate	2006

Interest Rate Swaps
	$25,000	16-Jan-04	21-Jan-04	21-Jan-07	3 Month LIBOR	5.37%	2.49%	$47
	$35,000	18-Jan-05	20-Jan-05	20-Jan-10	3 Month LIBOR	5.37%	4.06%	$936
	$25,000	16-Feb-06	28-Dec-06	28-Dec-16	3 Month LIBOR	5.36%	5.04%	$82
	$25,000	16-Feb-06	28-Dec-06	28-Dec-16	3 Month LIBOR	5.36%	5.04%	$89

Total	$110,000						Total	$1,154
Interest Rate Caps
	$100,000	27-Jan-05	31-Jan-05	31-Jan-08	3 Month LIBOR	5.38%	4.00%	$1,284

Grand Total	$210,000					Grand Total		$2,438

In February 2006 the Company entered into two forward starting swaps, each with a $25.0 million notional amount, with the intention of hedging $50.0 million of variable rate (LIBOR plus 148 basis points) trust preferred securities. On December 28, 2006, these forward starting swaps became effective when Trust V issued $50.0 million of trust preferred securities (see Junior Subordinated Debentures within Item 7 hereof) which pay interest at a variable rate of interest of LIBOR plus 148 basis points. Through these swaps the Company has effectively locked in a fixed rate of 6.52% on that debt obligation.

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

The following table sets forth the fair value of residential mortgage loan commitments and forward sales agreements at the periods indicated:

Table 22 — Fair Value of Residential Mortgage Loan Commitments and Forward Sales Agreements

	Fair Value At
	December 31,	December 31,
	2007	2006
	(Dollars in thousands)

Residential Mortgage Loan Commitments	$286	$93
Forward Sales Agreements	$5	$60

	Change For the Twelve Months
	Ended December 31,
	2007	2006

Residential Mortgage Loan Commitments	$193	$(15)
Forward Sales Agreements	$(55)	$82

Total Change in Fair Value	$138	$67

Changes in these fair values are recorded as a component of mortgage banking income.

Market Risk  Market risk is the sensitivity of income to changes in interest rates, foreign exchange rates, commodity prices and other market-driven rates or prices. The Company has no trading operations, with the exception of funds held in a Rabbi Trust managed by the Company’s investment management group and that are held within a trust to fund non-qualified executive retirement obligations (see Note 3, Trading Assets, in Item 8 hereof), and thus is only exposed to non-trading market risk.

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

The Company’s policy on interest-rate risk simulation specifies that if interest rates were to shift gradually up or down 200 basis points, estimated net interest income for the subsequent 12 months should decline by less than 6.0%. The Company was well within policy limits at December 31, 2007 and 2006.

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

The following table sets forth the estimated effects on the Company’s net interest income over a 12-month period following the indicated dates in the event of the indicated increases or decreases in market interest rates:

Table 23 — Interest Rate Sensitivity

	200 Basis Point	200 Basis Point
	Rate Increase	Rate Decrease

December 31, 2007	(2.3)%	+0.9%
December 31, 2006	(2.7)%	(0.8)%

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

The most significant factors affecting market risk exposure of the Company’s net interest income during 2007 were (i) the shape of the U.S. Government securities and interest rate swap yield curve, (ii) the level of U.S. prime interest rate and LIBOR rates, and (iii) the level of rates paid on deposit accounts.

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

Table 24 — Expected Maturities of Long Term Debt and Interest Rate Derivatives

	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value
	(Dollars in thousands)

LIABILITIES
Long Term debt:
Fixed Rate	$25,003	$3	$50,003	$20,003	$50,003	$25,110	$170,125	$171,334
Average interest rate	2.66%	3.75%	4.95%	4.82%	4.15%	3.99%	4.22%
Variable Rate	—	—	—	—	—	$51,547	$51,547	$51,547
Average interest rate	—	—	—	—	—	6.47%	6.47%
INTEREST RATE DERIVATIVES
Interest Rate Swaps:
Variable to Fixed	—	—	$35,000	—	—	$50,000	$85,000	$(2,189)
Average pay rate	—	—	4.06%	—	—	5.04%	4.64%
Average receive rate	—	—	3.68%	—	—	4.54%	4.19%
Fixed to Variable	—	—	—	—	—	—	—
Average pay rate	—	—	—	—	—	—	—
Average receive rate	—	—	—	—	—	—	—
Interest Rate Cap:
Variable Rate with Interest Rate Cap	$100,000	—	—	—	—	—	$100,000	$79
Interest rate cap strike rate	4.00%	—	—	—	—	—	4.00%
Net receive rate(1)	0.96%	—	—	—	—	—	0.96%

(1)	Represents anticipated weighted average rate received from the interest rate cap.

Liquidity  Liquidity, as it pertains to the Company, is the ability to generate adequate amounts of cash in the most economical way for the institution to meet its ongoing obligations to pay deposit withdrawals and to fund loan commitments. The Company’s primary sources of funds are deposits, borrowings, and the amortization, prepayment and maturities of loans and securities.

The Bank utilizes its extensive branch network to access retail customers who provide a stable base of in-market core deposits. These funds are principally comprised of demand deposits, interest checking accounts, savings accounts, and money market accounts. Deposit levels are greatly influenced by interest rates, economic conditions, and competitive factors. The Bank has also established repurchase agreements, with major brokerage firms as potential sources of liquidity. At December 31, 2007, the Company had $50.0 million outstanding of such repurchase agreements. In addition to agreements with brokers, the Bank also had customer repurchase agreements outstanding amounting to $88.6 million at December 31, 2007. As a member of the FHLB, the Bank has access to approximately $283.7 million of remaining borrowing capacity. On December 31, 2007, the Bank had $311.1 million outstanding in FHLB borrowings.

The Company, as a separately incorporated bank holding company, has no significant operations other than serving as the sole stockholder of the Bank. Its commitments and debt service requirement, at December 31, 2007, consist of junior subordinated debentures, including accrued interest, issued to Independent Capital Trust V, in connection with the issuance of variable rate (LIBOR plus 1.48%) Capital Securities due in 2037, for which the Company has locked in a fixed rate of interest of 6.52% for 10 years through an interest rate swap. See Note 8 “Borrowings” of Notes to Consolidated Financial Statements of Item 8 hereof. The Parent’s only line of credit obligations relate to its reporting obligations under the Securities and Exchange Act of 1934, as amended and related expenses as a publicly traded company. The Company funds virtually all expenses through dividends paid by the Bank.

The Company actively manages its liquidity position under the direction of the Asset/Liability Management Committee. Periodic review under prescribed policies and procedures is intended to ensure that the Company will maintain adequate levels of available funds. At December 31, 2007 the Company’s liquidity position was well above policy guidelines. Management believes that the Bank has adequate liquidity available to respond to current and anticipated liquidity demands.

Capital Resources  The Federal Reserve, the FDIC, and other regulatory agencies have established capital guidelines for banks and bank holding companies. Risk-based capital guidelines issued by the federal regulatory agencies require banks to meet a minimum Tier 1 risk-based capital ratio of 4.0% and a total risk-based capital ratio of 8.0%. At December 31, 2007, the Company and the Bank exceeded the minimum requirements for Tier 1 risk-based and total risk-based capital.

A minimum requirement of 4.0% Tier 1 leverage capital is also mandated. On December 31, 2007, the Tier 1 leverage capital ratio for the Company and the Bank was 8.02% and 8.00%, respectively.

Table 25 — Capital Ratios for the Company and the Bank

	At December 31,
	2007	2006

The Company
Tier 1 leverage capital ratio	8.02%	8.05%
Tier 1 risk-based capital ratio	10.27%	11.05%
Total risk-based capital ratio	11.52%	12.30%
The Bank
Tier 1 leverage capital ratio	8.00%	7.60%
Tier 1 risk-based capital ratio	10.22%	10.42%
Total risk-based capital ratio	11.47%	11.67%

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

On December 14, 2006, the Company’s Board of Directors approved a common stock repurchase program to repurchase up to 1,000,000 shares of the Company’s outstanding common stock. On August 14, 2007, the Company completed its repurchase plan with a total of 1,000,000 shares of common stock repurchased at a weighted average price of $30.70. With the completion of this repurchase program, the Company has repurchased a total of 1.8 million shares of common stock since January 2006, a reduction of approximately 12% in shares outstanding.

Contractual Obligations, Commitments, Contingencies, and Off-Balance Sheet Financial Instruments

The Company has entered into contractual obligations and commitments and off-balance sheet financial instruments. The following tables summarize the Company’s contractual cash obligations and other commitments and off-balance sheet financial instruments at December 31, 2007.

Table 26 — Contractual Obligations, Commitments, and
Off-Balance Sheet Financial Instruments by Maturity

	Payments Due — By Period
		Less than	One to	Four to	After
Contractual Obligations	Total	One Year	Three Years	Five Years	Five Years
	(Dollars in thousands)

FHLB advances(1)	$311,125	$216,003	$50,006	$20,007	$25,109
Junior subordinated debentures(1)	51,547	—	—	—	51,547
Lease obligations	17,060	2,947	5,005	3,041	6,067
Data processing and core systems	15,196	5,213	9,053	744	186
Other vendor contracts	2,073	1,340	692	41	—
Retirement benefit obligations(2)	26,095	190	678	618	24,609
Other
Securities sold under repurchase agreements	50,000	—	—	50,000	—
Customer repurchase agreements	88,603	88,603	—	—	—
Other borrowings	3,069	3,069	—	—	—

Total contractual cash obligations	$564,768	$317,365	$65,434	$74,451	$107,518

	Amount of Commitment Expiring — By Period
Off-Balance Sheet		Less than	One to	Four to	After
Financial Instruments	Total	One Year	Three Years	Five Years	Five Years
	(Dollars in thousands)

Lines of credit	$372,046	$73,806	$—	$—	$298,240
Standby letters of credit	10,949	10,949	—	—	—
Other loan commitments	274,564	203,523	51,229	6,177	13,635
Forward commitments to sell loans	29,313	29,313	—	—	—
Interest rate swaps — notional value(1)(3)	85,000	—	35,000	—	50,000
Interest rate caps — notional value(1)(4)	100,000	100,000	—	—	—

Total Commitments	$871,872	$417,591	$86,229	$6,177	$361,875

(1)	The Company has hedged certain short term borrowings and junior subordinated debentures.

(2)	Retirement benefit obligations include expected contributions to the Company’s pension plan, post retirement plan, and supplemental executive retirement plans. Expected contributions for the pension plan have been included only through plan year July 1, 2007 — June 30, 2008. Contributions beyond this plan year can not be quantified as they will be determined based upon the return on the investments in the plan. Expected contributions for the post retirement plan and supplemental executive retirement plans include obligations that are payable over the life of the participants.

(3)	Interest rate swaps on borrowings and junior subordinated debentures (Bank pays fixed, receives variable).

(4)	Interest rate cap on borrowings (4.00% 3-month LIBOR strike rate).

Acquisition  On March 1, 2008, the Company successfully completed its acquisition of Slade’s Ferry Bancorp., parent of Slades Bank. In accordance with Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” the acquisition was accounted for under the purchase method of accounting and, as such, will be included in the results of operations from the date of acquisition. The Company issued 2,492,854 shares of common stock in connection with the acquisition. The value of the common stock, $30.586, was determined based on the average closing price of the Company’s shares over a five day period including the two days preceding the announcement date of the acquisition, the announcement date of the acquisition and the two days subsequent the announcement date of the acquisition. The Company also paid cash of $25.9 million, for total consideration of $102.2 million.

See Note 16, “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements included in Item 8 hereof for a discussion of the nature, business purpose, and importance of off-balance sheet arrangements.

Guarantees  FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” considers standby letters of credit, excluding commercial letters of credit and other lines of credit, a guarantee of the Bank. The Bank enters into a standby letter of credit to guarantee performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved is represented by the contractual amounts of those instruments. Under the standby letters of credit, the Bank is required to make payments to the beneficiary of the letters of credit upon request by the beneficiary so long as all performance criteria have been met. Most guarantees extend up to one year. At December 31, 2007 the maximum potential exposure amount of future payments is $10.9 million.

The collateral obtained is determined based upon management’s credit evaluation of the customer and may include cash, accounts receivable, inventory, property, plant, and equipment and income-producing real estate. The majority of the Bank’s letters of credit are collateralized by cash. The recourse provisions of the agreements allow the Bank to collect the cash used to collateralize the agreement. If other business assets are used as collateral and cash is not available, the Bank creates a loan for the customer with the same criteria of its other lending activities. The fair value of the guarantees are $115,000 and $62,000 at December 31, 2007 and 2006, respectively. The fair value of these guarantees is not material and not reflected on the balance sheet.

Return on Equity and Assets  The consolidated returns on average equity and average assets for the year ended December 31, 2007 were 12.93% and 1.05%, respectively, compared to 14.60% and 1.12% reported for the same periods last year. The ratio of equity to assets was 8.0% at December 31, 2007 and 8.1% at December 31, 2006.

Dividends  The Company declared cash dividends of $0.68 per common share in 2007 and $0.64 per common share in 2006. The 2007 and 2006 ratio of dividends paid to earnings was 33.41% and 29.10% respectively.

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

The Trustees of Trust IV declared cash dividends of $0.52 per share to stockholders of record of Trust IV in 2007. The dividends were funded through the interest paid by the Company on the junior subordinated debentures of 8.375% to Trust IV. The Trustees of Trust III and Trust IV declared cash dividends of $2.16 and $2.08 per share to stockholders of record of Trust III and Trust IV, respectively in 2006. The dividends were funded through the interest paid by the Company on the junior subordinated debentures of 8.625% and 8.375% to Trust III and Trust IV, respectively.

Trust V makes periodic payment to holders of the trust preferred securities.

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

Recent Accounting Pronouncements

Accounting Pronouncements Adopted in 2007

FASB Interpretation No. 48 (“FIN 48”),“Accounting for Uncertainty in Income Taxes”  In June 2006, the FASB issued FIN 48, an interpretation of SFAS No. 109, “Accounting for Income Taxes,” in order to add clarity to the accounting for uncertainty in income taxes recognized in a Company’s financial statements. The interpretation requires that only tax positions that are more likely than not to be sustained upon a tax examination are to be recognized in a Company’s financial statements to the extent that the benefit has a greater than 50% likelihood of being recognized. The differences that arise between the amounts recognized in the financial statements and the amounts recognized in the tax return will lead to an increase or decrease in current taxes, an increase or decrease to the deferred tax asset or deferred tax liability, respectively, or both. FIN 48 is effective for fiscal years beginning after December 15, 2006. Upon the adoption of FIN 48 on January 1, 2007, the Company recognized a $177,000 decrease in the liability for unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007 balance of retained earnings. See Note 11 “Uncertainty in Income Taxes” for further detail.

Accounting Pronouncements Adopted in 2008

Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements”  In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 157. SFAS 157 was issued to provide consistency and comparability in determining fair value measurements and to provide for expanded disclosures about fair value measurements. The definition of fair value maintains the exchange price notion in earlier definitions of fair value but focuses on the exit price of the asset or liability. The exit price is the price that would be received to sell the asset or paid to transfer the liability adjusted for certain inherent risks and restrictions. Expanded disclosures are also required about the use of fair value to measure assets and liabilities. The effective date is for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company adopted SFAS 157 as of January 1, 2008. The Company has determined that the impact of the adoption of SFAS 157 on the Company’s consolidated financial position will not be material.

SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities”  In February 2007, the FASB issued SFAS 159. SFAS 159 allows entities to choose to measure financial instruments and certain other items at fair value. By doing so, companies can mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting. The fair value option can be applied on an instrument by instrument basis (with some exceptions), is irrevocable unless a new election date occurs, and is applied only to entire instruments and not to portions of instruments. The effective date is as of the beginning of the first fiscal year beginning after November 15, 2007. Early adoption is permissible as of the beginning of the fiscal year that begins before November 17, 2007 provided that SFAS No. 157, Fair Value Measurements, is adopted as well. The provisions of SFAS 159 were effective as of January 1, 2008. However, the Company has not elected the fair value option under SFAS 159, but may elect to do so in future periods.

Emerging Issues Task Force (“EITF”) 06-10, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements”  In March 2007, the FASB ratified the consensus reached by the EITF on EITF 06-10. EITF 06-10 will require employers to recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement if the employer remains subject to the risks or rewards associated with the underlying insurance contract (in the postretirement period) that collateralizes the employer’s asset. Additionally, an employer should recognize and measure an asset based on the nature and substance of the collateral assignment split-dollar life insurance arrangement by assessing what future cash flows the employer is entitled to, if any, as well as the employee’s obligation and ability to repay the employer. The employer’s asset should be limited to the amount of the cash surrender value of the insurance policy, unless the arrangement requires the employee (or retiree) to repay the employer irrespective of the amount of the cash surrender value of the insurance policy (and assuming the employee (or retiree) is an adequate credit risk), in which case the employer should recognize the value of the loan including accrued interest, if applicable. EITF 06-10 is effective for fiscal years beginning after December 15, 2007, with earlier application permitted. Entities should recognize the effects of applying EITF 06-10 through either a change in accounting principle through a cumulative-effect adjustment to retained earnings in the statement of financial position as of the beginning of the year of adoption or through a change in accounting principle through retrospective application to all prior periods. The Company adopted EITF 06-10 as of January 1, 2008. The Company has determined that the impact of the adoption of EITF 06-10 on the Company’s consolidated financial position will not be material.

EITF 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards”  In June 2007, the FASB ratified the consensus reached by the EITF on EITF 06-11. EITF 06-11 requires that realized income tax benefits from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity classified nonvested equity shares, nonvested equity share units, and outstanding equity share options be recognized as an increase to additional paid-in capital. The amount recognized in additional paid-in capital for the realized income tax benefit from dividends on those awards should be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards. EITF 06-11 should be applied prospectively to the income tax benefits that result from dividends on equity-classified employee share-based awards that are declared in fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. The Company adopted EITF 06-11 as of January 1, 2008. The Company has determined that the impact of the adoption of EITF 06-11 on the Company’s consolidated financial position will not be material. It is possible that additional restricted stock awards, or other share based payment awards addressed by this EITF, are granted in future periods and that the amount of dividends paid per share could change the impact of the adoption of EITF 06-11 on the Company’s consolidated statements of financial position.

New Accounting Pronouncements Not Yet Adopted

SFAS No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51”  In December 2007, the FASB issued SFAS 160. SFAS 160 amends ARB 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 changes the way the consolidated income statement is presented. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. It establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation, and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. The effective date is for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. Earlier adoption is prohibited. This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. The Company has not yet determined the impact of the adoption of SFAS 160 to the Company’s statement of financial position or results of operations.

SFAS No. 141 (revised 2007) (“SFAS 141R”), “Business Combinations”  In December 2007, the FASB issued SFAS 141R. SFAS 141R replaces FASB Statement No. 141 (“SFAS 141”), Business Combinations, but retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. It also retains the guidance in SFAS 141 for identifying and recognizing intangible assets separately from goodwill. However, SFAS 141R’s scope is broader than that of SFAS 141. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. For any business combinations entered into by the Company subsequent to January 1, 2009, the Company will be required to apply the guidance in SFAS 141R.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Assets and Liability Management” in Item 7 hereof.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Independent Bank Corp.:

We have audited the accompanying consolidated balance sheets of Independent Bank Corp. and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Independent Bank Corp. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 7, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Boston, Massachusetts
March 7, 2008

CONSOLIDATED BALANCE SHEETS

	At December 31,
	2007	2006
	(Dollars in thousands)

ASSETS
CASH AND DUE FROM BANKS	$67,416	$62,773
FEDERAL FUNDS SOLD AND ASSETS PURCHASED UNDER RESALE AGREEMENT & SHORT TERM INVESTMENTS	—	75,518
SECURITIES
TRADING ASSETS (Note 3)	1,687	1,758
SECURITIES AVAILABLE FOR SALE (Note 4)	444,258	417,088
SECURITIES HELD TO MATURITY (Note 4) (fair value $45,663 and $78,038)	45,265	76,747
FEDERAL HOME LOAN BANK STOCK (Note 8)	16,260	21,710

TOTAL SECURITIES	507,470	517,303

LOANS (Note 5)
COMMERCIAL AND INDUSTRIAL	190,522	174,356
COMMERCIAL REAL ESTATE	797,416	740,517
COMMERCIAL CONSTRUCTION	133,372	119,685
BUSINESS BANKING	69,977	59,910
RESIDENTIAL REAL ESTATE	323,847	378,368
RESIDENTIAL CONSTRUCTION	6,115	7,277
RESIDENTIAL LOANS HELD FOR SALE	11,128	11,859
CONSUMER — HOME EQUITY	308,744	277,015
CONSUMER — AUTO	156,006	206,845
CONSUMER — OTHER	45,825	49,077

TOTAL LOANS	2,042,952	2,024,909
LESS: ALLOWANCE FOR LOAN LOSSES (Note 5)	(26,831)	(26,815)

NET LOANS	2,016,121	1,998,094

BANK PREMISES AND EQUIPMENT, NET (Note 6)	39,085	37,316
GOODWILL (Note 10)	58,296	55,078
IDENTIFIABLE INTANGIBLE ASSETS (Note 10)	2,115	1,457
MORTGAGE SERVICING RIGHTS (Note 1)	2,073	2,439
BANK OWNED LIFE INSURANCE (Note 13)	49,443	45,759
OTHER ASSETS (Note 11)	26,394	33,182

TOTAL ASSETS	$2,768,413	$2,828,919

LIABILITIES AND STOCKHOLDERS’ EQUITY
DEPOSITS
DEMAND DEPOSITS	$471,164	$490,036
SAVINGS AND INTEREST CHECKING ACCOUNTS	587,474	577,443
MONEY MARKET	435,792	455,737
TIME CERTIFICATES OF DEPOSIT OVER $100,000 (Note 7)	187,446	179,154
OTHER TIME CERTIFICATES OF DEPOSIT (Note 7)	344,734	387,974

TOTAL DEPOSITS	2,026,610	2,090,344

FEDERAL HOME LOAN BANK BORROWINGS (Note 8)	311,125	305,128
FEDERAL FUNDS PURCHASED AND ASSETS SOLD UNDER
REPURCHASE AGREEMENTS (Note 8)	138,603	108,248
JUNIOR SUBORDINATED DEBENTURES (Note 8)	51,547	77,320
TREASURY TAX AND LOAN NOTES	3,069	2,953

TOTAL BORROWINGS	504,344	493,649

OTHER LIABILITIES	16,994	15,143
TOTAL LIABILITIES	2,547,948	2,599,136

COMMITMENTS AND CONTINGENCIES (Note 16)
STOCKHOLDERS’ EQUITY
PREFERRED STOCK, $.01 par value. Authorized: 1,000,000 Shares Outstanding: None	—	—
COMMON STOCK, $.01 par value. Authorized: 30,000,000
Issued: 13,746,711 Shares in 2007 and 14,686,481 Shares in 2006	137	147
SHARES HELD IN RABBI TRUST AT COST 168,734 Shares in 2007 and 168,961 Shares in 2006	(2,012)	(1,786)
DEFERRED COMPENSATION OBLIGATION	2,012	1,786
ADDITIONAL PAID IN CAPITAL	60,632	60,181
RETAINED EARNINGS	164,565	175,146
ACCUMULATED OTHER COMPREHENSIVE LOSS, NET OF TAX	(4,869)	(5,691)

TOTAL STOCKHOLDERS’ EQUITY	220,465	229,783

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,768,413	$2,828,919

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2007	2006	2005
	(Dollars in thousands, except per share data)

INTEREST INCOME
Interest on Loans	$135,391	$136,387	$121,241
Taxable Interest and Dividends on Securities	20,742	27,271	31,223
Non-taxable Interest and Dividends on Securities	2,137	2,521	2,682
Interest on Federal Funds Sold and Short-Term Investments	1,468	1,514	515

Total Interest Income	159,738	167,693	155,661

INTEREST EXPENSE
Interest on Deposits	43,639	40,793	25,758
Interest on Borrowings	19,916	24,245	24,060

Total Interest Expense	63,555	65,038	49,818

Net Interest Income	96,183	102,655	105,843

PROVISION FOR LOAN LOSSES	3,130	2,335	4,175

Net Interest Income After Provision For Loan Losses	93,053	100,320	101,668

NON-INTEREST INCOME
Service Charges on Deposit Accounts	14,414	14,233	13,103
Wealth Management	8,110	6,128	5,287
Mortgage Banking Income	3,166	2,699	3,155
BOLI Income (Note 13)	2,004	3,259	1,831
Net Loss/Gain on Sales of Securities (Note 4)	—	(3,161)	616
Other Non-Interest Income	4,357	3,486	3,281

Total Non-Interest Income	32,051	26,644	27,273

NON-INTEREST EXPENSES
Salaries and Employee Benefits (Note 13)	52,520	47,890	47,912
Occupancy and Equipment Expenses	9,932	10,060	10,070
Data Processing & Facilities Management	4,584	4,440	4,091
Advertising Expense	1,717	1,364	1,959
Consulting Expense	1,073	895	794
Other Losses and Charge-Offs	1,636	439	308
Telephone Expense	1,421	1,298	1,385
Software Maintenance	1,314	963	873
Recovery on WorldCom Bond Claim	—	(1,892)	—
Other Non-Interest Expenses (Note 14)	13,735	13,897	13,223

Total Non-Interest Expenses	87,932	79,354	80,615

INCOME BEFORE INCOME TAXES	37,172	47,610	48,326
PROVISION FOR INCOME TAXES (Note 11)	8,791	14,759	15,121

NET INCOME	$28,381	$32,851	$33,205

BASIC EARNINGS PER SHARE	$2.02	$2.20	$2.16

DILUTED EARNINGS PER SHARE	$2.00	$2.17	$2.14

Weighted average common shares (Basic)	14,033,257	14,938,095	15,378,187
Common stock equivalents	127,341	171,778	143,728

Weighted average common shares (Diluted)	14,160,598	15,109,873	15,521,915

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Accumulated
	Common		Shares	Deferred	Additional		Other
	Shares	Common	Held in	Compensation	Paid-in	Retained	Comprehensive
	Outstanding	Stock	Rabbi Trust	Obligation	Capital	Earnings	Income/(loss)	Total
			(Dollars in Thousands, Except Per Share Data)

BALANCE DECEMBER 31, 2004	15,326,236	153	(1,428)	$1,428	$59,415	$150,241	$934	$210,743

Net Income						33,205		33,205
Cash Dividends Declared ($0.60 per share)						(9,233)		(9,233)
Proceeds From Exercise of Stock Options (Note 2)	76,155	1				1,071		1,072
Tax Benefit on Stock Option Exercise					282			282
Equity Based Compensation					3			3
Change in Fair Value of Derivatives During Period, Net of Tax, and Realized Gains (Notes 1 and 16)							870	870
Deferred Compensation Obligation (Note 13)			(149)	149				—
Change in Unrealized Gain on Securities Available For Sale, Net of Tax and Realized Gains (Note 4)							(8,790)	(8,790)

BALANCE DECEMBER 31, 2005	15,402,391	154	(1,577)	$1,577	$59,700	$175,284	$(6,986)	$228,152

Net Income						32,851		32,851
Cash Dividends Declared ($0.64 per share)						(9,514)		(9,514)
Purchase of Common Stock	(800,000)	(8)				(24,818)		(24,826)
Proceeds From Exercise of Stock Options (Note 2)	82,118	1				1,343		1,344
Tax Benefit Related to Equity Award Activity (Note 2)					326			326
Equity Based Compensation (Notes 1 and 2)					159			159
Restricted Shares Issued (Notes 1 and 2)	1,972				(4)			(4)
Change in Fair Value of Derivatives During Period, Net of Tax, and Realized Gains (Notes 1 and 16)							(909)	(909)
Deferred Compensation Obligation (Note 13)			(209)	209				—
Amounts not yet recognized as a component of net periodic post retirement cost (Note 13)							(413)	(413)
Change in Unrealized Gain on Securities Available For Sale, Net of Tax and Realized Gains (Note 4)							2,617	2,617

BALANCE DECEMBER 31, 2006	14,686,481	147	(1,786)	$1,786	$60,181	$175,146	$(5,691)	$229,783

Net Income						28,381		28,381
Cash Dividends Declared ($0.68 per share)						(9,482)		(9,482)
Purchase of Common Stock	(1,000,000)	(10)				(30,686)		(30,696)
Proceeds From Exercise of Stock Options (Note 2)	56,037	—				1,029		1,029
Tax Benefit Related to Equity Award Activity (Note 2)					65			65
Equity Based Compensation (Notes 1 and 2)					391			391
Restricted Shares Issued (Notes 1 and 2)	4,193				(5)			(5)
Change in Fair Value of Derivatives During Period, Net of Tax, and Realized Gains (Note 16)							(2,408)	(2,408)
Deferred Compensation Obligation (Note 13)			(226)	226				—
Cumulative Effect of Accounting Change (Note 1)						177		177
Amortization of Prior Service Cost (Note 13)							(92)	(92)
Change in Unrealized Gain on Securities Available For Sale, Net of Tax and Realized Gains (Note 4)							3,322	3,322

BALANCE DECEMBER 31, 2007	13,746,711	137	(2,012)	$2,012	$60,632	$164,565	$(4,869)	$220,465

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

Net Income	$28,381	$32,851	$33,205
Other Comprehensive Gain/(Loss), net of tax:
Increase/(decrease) in unrealized gains on securities available for sale, net of tax of $2,003, $586 and $5,089, respectively	3,322	649	(8,404)
Less: reclassification adjustment for realized losses/(gains) included in net earnings, net of tax of $0, $1,193 and $230, respectively	—	1,968	(386)

Net change in unrealized gain on securities available for sale, net of tax of $2,003, $1,779 and $5,321, respectively	3,322	2,617	(8,790)

(Decrease)/increase in fair value of derivatives during the period, net of tax of $1,743, $250 and $1,017, respectively	(2,408)	(345)	1,405
Less: reclassification of realized gains on derivatives, net of tax of $0, $408 and $388, respectively	—	(564)	(535)

Net change in fair value of derivatives, net of tax of $1,743, $658 and $629, respectively	(2,408)	(909)	870

Adjustments or reduction of amounts not yet recognized as a component of net periodic retirement cost, net of tax of $67 for the twelve months ended December 31, 2007	(92)	—	—
Other Comprehensive Gain/(Loss), net of tax:	822	1,708	(7,920)

Total Comprehensive Income	$29,203	$34,559	$25,285

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$28,381	$32,851	$33,205
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED FROM OPERATING ACTIVITIES:
Depreciation and amortization	5,293	5,918	5,890
Provision for loan losses	3,130	2,335	4,175
Deferred income tax (benefit) expense	(1,822)	1,002	(2,291)
Loans originated for resale	(208,591)	(175,767)	(192,808)
Proceeds from mortgage loan sales	210,063	170,337	200,140
Net gain on sale of mortgages	(741)	(1,408)	(1,420)
Proceeds from Bank Owned Life Insurance	—	(1,316)	—
Net loss (gain) on sale of investments	—	3,161	(616)
Loss on Sale of Other Real Estate Owned	10	—	—
Amortization of mortgage servicing asset,	366	453	399
Equity based compensation	391	159	3
Tax benefit from stock option exercises	—	—	282
Changes in assets and liabilities:
(Increase) decrease in other assets	(716)	742	(3,544)
Increase (decrease) in other liabilities	1,867	(5,118)	2,276

TOTAL ADJUSTMENTS	9,250	498	12,486

NET CASH PROVIDED FROM OPERATING ACTIVITIES	37,631	33,349	45,691

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal repayments of Securities Held to Maturity	31,364	27,088	3,534
Proceeds from maturities, principal repayments and sales of Securities Available For Sale	77,988	173,332	216,104
Purchase of Securities Held to Maturity	(699)	—	—
Purchase of Securities Available For Sale	(99,937)	(8,525)	(131,818)
Sale (purchase) of Federal Home Loan Bank Stock	5,450	7,577	(874)
Net decrease (increase) in Loans	(21,888)	20,578	(133,095)
Investment in Bank Premises and Equipment	(5,825)	(4,189)	(5,395)
Proceeds from the sale of Other Real Estate Owned	485	—	—
Cash used for Merger and Acquisition, net of cash acquired	(4,227)	—	107

NET CASH (USED IN) PROVIDED FROM INVESTING ACTIVITIES	(17,289)	215,861	(51,437)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in Time Deposits	(34,948)	38,071	79,868
Net (decrease) increase in Other Deposits	(28,786)	(153,221)	65,391
Net increase (decrease) in Federal Funds Purchased and Assets Sold Under Repurchase Agreements	30,355	(5,087)	51,802
Net increase (decrease) in Federal Home Loan Bank Borrowings	5,997	(112,349)	(120,442)
Net increase (decrease) in Treasury Tax & Loan Notes	116	(2,499)	1,289
Redemption of Junior Subordinated Debentures	(25,773)	(25,773)	—
Issuance of Junior Subordinated Debentures	—	51,547	—
Amortization/write-off of issuance costs	924	1,083	88
Proceeds from exercise of stock options	1,029	1,344	1,072
Restricted shares issued	(5)	(4)	—
Tax benefit related to equity award activity	65	326	—
Payments for purchase of common stock	(30,696)	(24,826)	—
Dividends Paid	(9,495)	(9,482)	(9,067)

NET CASH (USED IN) PROVIDED FROM FINANCING ACTIVITIES	(91,217)	(240,870)	70,001

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(70,875)	8,340	64,255

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE YEAR	138,291	129,951	65,696

CASH AND CASH EQUIVALENTS AT THE END OF THE YEAR	$67,416	$138,291	$129,951

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest on deposits and borrowings	$62,444	$63,957	$48,810
Income taxes	8,003	15,081	12,454
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Change in fair value of derivatives, net of tax	$(2,408)	$(909)	$870
Change in fair value of securities available for sale, net of tax	3,322	2,617	(8,790)
Items not yet recognized as a component of net periodic post retirement cost, net of tax	—	(413)	—
Amortization of prior service cost	(92)	—	—
Transfer of Loans to Other Real Estate Owned	986	190	—

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

The proceeds which the Company derived from Trust V were used on December 31, 2006 and April 30, 2007 to redeem all of the outstanding trust preferred securities of Trust III and Trust IV, respectively. Trust III and Trust IV have been dissolved. Trust V is not included in the Company’s consolidated financial statements in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46R (“FIN 46”) (see Note 8, “Borrowings” hereof).

As of December 31, 2007 the Bank had the following corporate subsidiaries, all of which were wholly-owned by the Bank and were included in the Company’s consolidated financial statements:

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

During 2006, the Bank also had wholly-owned subsidiaries named RTC Securities Corp., RTC Securities Corp. X, and Taunton Avenue Inc. that were dissolved prior to the end of 2006.

All material intercompany balances and transactions have been eliminated in consolidation. When necessary, certain amounts in prior year financial statements have been reclassified to conform to the current year’s presentation.

Nature of Operations

Independent Bank Corp. is a one-bank holding company whose primary asset is its investment in Rockland Trust Company. Rockland is a state-chartered commercial bank, which operates 50 full service and 2 limited service retail branches, nine commercial banking centers, four investment management offices and five mortgage lending centers, all of which are located in southeastern, Massachusetts and Lincoln, Rhode Island. Rockland’s deposits are insured by the Federal Deposit Insurance Corporation, subject to regulatory limits. The Company’s primary source of income is from providing loans to individuals and small-to-medium sized businesses in its market area.

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

Significant Concentrations of Credit Risk

Most of the Company’s activities are with customers located within Massachusetts. Notes 3 and 4 discuss the types of securities in which the Company invests. Note 5 discusses the types of lending in which the Company engages. Apart from its commercial real estate-related loans, a substantial portion of which are categorized broadly in the industry grouping known as “Lessors of non-residential buildings”, the Company believes that it does not have any significant loan concentrations in any other industry or customer.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold and assets purchased under resale agreements. Generally, federal funds are sold for up to two week periods.

Securities

Securities that are held principally for resale in the near-term and assets used to fund certain non-qualified executive retirement obligations, which are held in the form of Rabbi Trusts, are recorded as trading assets at fair value with changes in fair value recorded in earnings. Interest and dividends are included in net interest income. Quoted market prices, when available, are used to determine the fair value of trading instruments. If quoted market prices are not available, then fair values are estimated using pricing models, quoted prices of instruments with similar characteristics, or discounted cash flows. At December 31, 2007 and 2006, all assets classified in the trading account relate to the non-qualified executive retirement obligations (see Note 13, “Employee Benefits” hereof).

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

Purchase premiums and discounts are recognized in interest income using the interest method, to arrive at periodic interest income at a constant effective yield, thereby reflecting the securities market yield. Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as impairment charges. The Company evaluates individual securities that have fair values below cost for six months or longer or for a shorter period of time if considered appropriate by management to determine if the decline in fair value is other than temporary. Consideration is given to the obligor of the security, whether the security is guaranteed, the liquidity of the security, the type of security, the capital position of security issuers, and payment history of the security, amongst others when evaluating these individual securities.

When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on the sale. Neither the Company nor the Bank engages in the active trading of investment securities, with the exception of funds managed by the Company’s investment management group and funds that are held within a trust to fund non-qualified executive retirement obligations within a Rabbi Trust (see Note 3, Trading Assets,” hereof).

Loans

Loans are carried at the principal amounts outstanding, adjusted by partial charge-offs and net deferred loan costs or fees. Interest income for commercial, business banking, real estate, and consumer loans is accrued based upon the daily principal amount outstanding except for loans on nonaccrual status.

Loans are generally place on non-accrual status if the payment of principal or interest is past due more than 90 days, or sooner if management considers such action to be prudent. As permitted by banking regulations, consumer loans past due 90 days or more may continue to accrue interest however, such loans are usually charged

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

off after 120 days of delinquency. In addition, certain commercial and real estate loans that are more than 90 days past due may be kept on an accruing status if the loan is well secured and in the process of collection. As a general rule, a commercial or real estate loan more than 90 days past due with respect to principal or interest is classified as a nonaccrual loan. Income accruals are suspended on all nonaccrual loans and all previously accrued and uncollected interest is reversed against current income. A loan remains on nonaccrual status until it becomes current with respect to principal and interest (and in certain instances remains current for up to three months), or when management no longer has doubt about the collection of principal and interest when the loan is liquidated, or when the loan is determined to be uncollectible and is charged-off against the allowance for loan losses.

Loan fees and certain direct origination costs are deferred and amortized into interest income over the expected term of the loan using the level-yield method. When a loan is paid off, the unamortized portion of the net origination fees are recognized into interest income.

Allowance for Loan Losses

The allowance for loan losses is established based upon level of inherent risk estimated to exist in the current loan portfolio. Loan losses are charged against the allowance when management believes the collectibility of a loan balance is doubtful. Subsequent recoveries, if any, are credited to the allowance.

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

Large groups of homogeneous loans are collectively evaluated for impairment. As such, the Bank does not typically identify individual loans within these groupings as impaired loans or for impairment evaluation and disclosure. At December 31, 2007, impaired loans include all commercial real estate loans, and commercial and industrial loans that are on non-accrual status and certain potential problem loans.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stratum is recognized through earnings within mortgage banking income, to the extent that fair value is less than the capitalized amount for the stratum.

The following table outlines our Mortgage Servicing Rights statistical information:

Residential Real Estate Mortgage Servicing Rights

	December 31,
	2007	2006
	(Dollars in thousands)

Mortgage Servicing Rights Data:
Balance	$2,073	$2,439
Capitalization value	0.83%	0.85%
Unpaid balance	$250,915	$287,497
Number of customers	2,183	2,377

Bank Premises and Equipment

Land is carried at cost. Bank premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line half year convention method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the lease terms or the estimated useful lives of the improvements.

Goodwill and Identifiable Intangible Assets

Goodwill is the price paid over the net fair value of the acquired businesses and is not amortized. Goodwill is evaluated for impairment at least annually by comparing the fair value to the carrying amount. The Company determined that goodwill was not impaired during 2007.

Identifiable intangible assets consist of core deposit intangibles, non-compete agreements and customer lists and are amortized over their estimated lives on a method that approximates the amount of economic benefits that are realized by the Company. They are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The range of useful lives are as follows:

Core Deposit Intangibles	7 Years
Non-Compete Agreements	5 Years
Customer Lists	10 Years

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

Income Taxes

Deferred income tax assets and liabilities are determined using the asset and liability (or balance sheet) method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

liabilities and their respective tax bases. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Income taxes are allocated to each entity in the consolidated group based on its share of taxable income. Management exercises significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets, including projections of future taxable income. Additionally, a liability for unrecognized tax benefits may be recorded for uncertain tax positions taken by the Company on its tax returns for which there is less than a 50% likelihood of being recognized upon a tax examination.

Tax credits generated from limited partnerships and the New Markets Tax Credit program are reflected in earnings when realizable for federal income tax purposes.

Pension, Defined Contribution Plan, Supplemental Executive Retirement Benefits, and Other Post Retirement Plans

The Company has a noncontributory, defined benefit pension plan (the “Pension Plan”) provided by the Bank, that was however frozen on July 1, 2006 by eliminating all future benefit accruals, with the exception of the employees that were participants on July 1, 2006 but that were not yet fully vested. These employees will earn benefits up to the year in which they are fully vested and at that point there will be no more future benefit accruals. All benefits accrued up to July 1, 2006 remain in the pension plan and the participant’s frozen benefit was determined as of July 1, 2006. The Pension Plan is administered by Pentegra Retirement Services.

Effective July 1, 2006, the Company implemented a defined contribution plan in which employees, with one year of service, receive a 5% cash contribution of eligible pay up to the social security limit and a 10% cash contribution of eligible pay over the social security limit up to the maximum amount permitted by law. Benefits conferred to employees under the new defined contribution plan vest immediately.

Additionally, the Company maintains supplemental retirement plans for certain highly compensated employees designed to offset the impact of regulatory limits on benefits under qualified pension plans. There are supplemental retirement plans in place for seven current and five former employees.

The Company also sponsors a defined benefit post health care plan and death benefit in which employees retiring from the Bank after attaining age 65 who have rendered at least 10 years of continuous service to the Bank are entitled to a fixed contribution toward the premium for post-retirement health care benefits and a $5,000 death benefit paid by the Bank. The health care benefits are subject to deductibles, co-payment provisions and other limitations. The Bank may amend or change these benefits periodically.

Investment Management Group

Assets held in a fiduciary or agency capacity for customers are not included in the accompanying consolidated balance sheets, as such assets are not assets of the Company. Revenue from administrative and management activities associated with these assets is recorded on an accrual basis. Assets under administration at December 31, 2007 and 2006 were $1.3 billion and $815.8 million, respectively.

Financial Instruments

Credit related financial instruments — In the ordinary course of business, the Bank enters into commitments to extend credit, and with the exception of commitments to originate residential mortgage loans held for sale, these financial instruments are recorded when they are funded. The Company enters into commitments to fund residential mortgage loans with the intention of selling them in the secondary market. The Company also enters into forward sales agreements for certain funded loans and loan commitments. The Company records unfunded commitments intended for loans held for sale and forward sales agreements at fair value with changes in fair value recorded as a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

component of Mortgage Banking Income. Loans originated and intended for sale in the secondary market are carried within residential loans at the lower of cost or estimated fair value in the aggregate.

Derivative financial instruments — As part of asset/liability management, the Bank utilizes interest rate swap agreements and interest rate caps, to hedge various exposures or to modify interest rate characteristics of various balance sheet accounts. An interest rate swap is an agreement whereby one party agrees to pay a floating rate of interest on a notional principal amount in exchange for receiving a fixed rate of interest on the same notional amount for a predetermined period of time from a second party. Interest rate caps and floors are agreements whereby one party agrees to pay a floating rate of interest on a notional principal amount for a predetermined period of time to a second party if certain market interest rate thresholds are realized. The liabilities relating to the notional principal amount are not actually exchanged.

All derivative instruments (including certain derivative instruments embedded in other contracts) are recorded on the balance sheet as either an asset or liability measured at its fair value. Changes in the derivative’s fair value are recognized currently in income unless specific hedge accounting criteria is met. The Company formally documents, designates and assesses the effectiveness of transactions that receive hedge accounting. If a derivative qualifies as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in the fair value of hedged items or are recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. Also, when a hedged item or derivative is terminated, sold or matures, any remaining value depending on the type of hedge would be recognized in earnings either immediately or over the remaining life of the hedged item.

The Company uses interest rate swaps and interest rate caps that are recorded as hedging derivatives. Interest rate swaps and interest rate caps are used primarily by the Company to hedge certain operational exposures resulting from changes in interest rates. Such exposures result from portions of the Company’s assets and liabilities that earn or pay interest at a fixed or floating rate. The Company measures the effectiveness of these hedges by modeling the impact on the exposures under various interest rate scenarios.

Guarantees

Standby letters of credit, excluding commercial letters of credit and other lines of credit, are considered guarantees of the Bank. The Bank enters into a standby letter of credit to guarantee performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved is represented by the contractual amounts of those instruments. Under the standby letters of credit, the Bank is required to make payments to the beneficiary of the letters of credit upon request by the beneficiary so long as all performance criteria have been met. Most guarantees extend up to one year. At December 31, 2007 the maximum potential amount of future payments is $10.9 million, all of which is covered by collateral.

The collateral obtained is determined based upon management’s credit evaluation of the customer and may include cash, accounts receivable, inventory, property, plant, and equipment and income-producing real estate. The majority of the Bank’s letters of credit are collateralized by cash. The recourse provisions of the agreements allow the Bank to collect the cash used to collateralize the agreement. If other business assets are used as collateral and cash is not available, the Bank creates a loan for the customer with the same criteria as its other lending activities. The fair value of the guarantees are $115,000 and $62,000 at December 31, 2007 and 2006, respectively. The fair value of these guarantees is not material and is not reflected on the balance sheet.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Earnings Per Share

Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding before any dilution during the period. Unvested restricted shares and stock options outstanding are not included in common shares outstanding. Diluted earnings per share have been calculated in a manner similar to that of basic earnings per share except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares (such as those resulting from the exercise of stock options) were issued during the period, computed using the treasury stock method.

Bank Owned Life Insurance

Bank owned life insurance (“BOLI”) represents life insurance on the lives of certain employees who have provided positive consent allowing the Bank to be the beneficiary of such policies. The Bank purchases BOLI in order to use its earnings to help offset the costs of the Bank’s benefit expenses including pre- and post-retirement employee benefits. Increases in the cash surrender value (“CSV”) of the policies, as well as death benefits received net of any CSV, are recorded in other non-interest income, and are not subject to income taxes. The CSV of the policies are recorded as assets of the Bank. The Company reviews the financial strength of the insurance carriers prior to the purchase of BOLI and annually thereafter. BOLI with any individual carrier is limited to 15% of tier one capital and BOLI in total is limited to 25% of tier one capital.

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

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R for all share-based payments, using the modified-prospective transition method. Under this transition method, compensation cost recognized for the year ended December 31, 2006 includes: (1) compensation expense recognized over the requisite service period for all share-based awards granted prior to, but not yet fully vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (2) compensation cost for all share-based awards granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. Upon adoption of SFAS 123R, the Company elected to retain its method of valuation for share-based awards granted using the Black-Scholes option-pricing model which was also previously used for the Company’s pro forma information required under SFAS 123. The Company is recognizing compensation expense for its awards on a straight-line basis over the requisite service

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

period for the entire award (straight-line attribution method), ensuring that the amount of compensation cost recognized at any date at least equals the portion of the grant-date fair value of the award that is vested at that time.

Recent Accounting Pronouncements

Accounting Pronouncements Adopted in 2007

FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”  In June 2006, the FASB issued FIN 48, an interpretation of SFAS No. 109, “Accounting for Income Taxes,” in order to add clarity to the accounting for uncertainty in income taxes recognized in a Company’s financial statements. The interpretation requires that only tax positions that are more likely than not to be sustained upon a tax examination are to be recognized in a Company’s financial statements to the extent that the benefit has a greater than 50% likelihood of being recognized. The differences that arise between the amounts recognized in the financial statements and the amounts recognized in the tax return will lead to an increase or decrease in current taxes, an increase or decrease to the deferred tax asset or deferred tax liability, respectively, or both. FIN 48 is effective for fiscal years beginning after December 15, 2006. Upon the adoption of FIN 48 on January 1, 2007, the Company recognized a $177,000 decrease in the liability for unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007 balance of retained earnings. See Note 11 “Uncertainty in Income Taxes” for further detail.

Accounting Pronouncements Adopted in 2008

Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements”  In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 157. SFAS 157 was issued to provide consistency and comparability in determining fair value measurements and to provide for expanded disclosures about fair value measurements. The definition of fair value maintains the exchange price notion in earlier definitions of fair value but focuses on the exit price of the asset or liability. The exit price is the price that would be received to sell the asset or paid to transfer the liability adjusted for certain inherent risks and restrictions. Expanded disclosures are also required about the use of fair value to measure assets and liabilities. The effective date is for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company adopted SFAS 157 as of January 1, 2008. The Company has determined that the impact of the adoption of SFAS 157 on the Company’s consolidated financial position will not be material.

SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities”  In February 2007, the FASB issued SFAS 159. SFAS 159 allows entities to choose to measure financial instruments and certain other items at fair value. By doing so, companies can mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting. The fair value option can be applied on an instrument by instrument basis (with some exceptions), is irrevocable unless a new election date occurs, and is applied only to entire instruments and not to portions of instruments. The effective date is as of the beginning of the first fiscal year beginning after November 15, 2007. Early adoption is permissible as of the beginning of the fiscal year that begins before November 17, 2007 provided that SFAS No. 157, Fair Value Measurements, is adopted as well. The provisions of SFAS 159 were effective as of January 1, 2008. However, the Company has not elected the fair value option under SFAS 159, but may elect to do so in future periods.

Emerging Issues Task Force (“EITF”) 06-10, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements”  In March 2007, the FASB ratified the consensus reached by the EITF on EITF 06-10. EITF 06-10 will require employers to recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement if the employer remains subject to the risks or rewards associated with the underlying insurance contract (in the postretirement period) that collateralizes the employer’s asset. Additionally, an employer should recognize and measure an asset based on the nature and substance of the collateral assignment split-dollar life insurance arrangement by assessing what future cash flows the employer is entitled to, if any, as well as the employee’s obligation and ability to repay the employer. The employer’s asset should be limited to the amount of the cash surrender value of the insurance policy, unless the arrangement requires the employee (or retiree) to repay the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

employer irrespective of the amount of the cash surrender value of the insurance policy (and assuming the employee (or retiree) is an adequate credit risk), in which case the employer should recognize the value of the loan including accrued interest, if applicable. EITF 06-10 is effective for fiscal years beginning after December 15, 2007, with earlier application permitted. Entities should recognize the effects of applying EITF 06-10 through either a change in accounting principle through a cumulative-effect adjustment to retained earnings in the statement of financial position as of the beginning of the year of adoption or through a change in accounting principle through retrospective application to all prior periods. The Company adopted EITF 06-10 as of January 1, 2008. The Company has determined that the impact of the adoption of EITF 06-10 on the Company’s consolidated financial position will not be material.

EITF 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards”  In June 2007, the FASB ratified the consensus reached by the EITF on EITF 06-11. EITF 06-11 requires that realized income tax benefits from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity classified nonvested equity shares, nonvested equity share units, and outstanding equity share options be recognized as an increase to additional paid-in capital. The amount recognized in additional paid-in capital for the realized income tax benefit from dividends on those awards should be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards. EITF 06-11 should be applied prospectively to the income tax benefits that result from dividends on equity-classified employee share-based awards that are declared in fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. The Company adopted EITF 06-11 as of January 1, 2008. The Company has determined that the impact of the adoption of EITF 06-11 on the Company’s consolidated financial position will not be material. It is possible that additional restricted stock awards, or other share based payment awards addressed by this EITF, are granted in future periods and that the amount of dividends paid per share could change the impact of the adoption of EITF 06-11 on the Company’s consolidated statements of financial position.

New Accounting Pronouncements Not Yet Adopted

SFAS No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51”  In December 2007, the FASB issued SFAS 160. SFAS 160 amends ARB 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 changes the way the consolidated income statement is presented. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. It establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation, and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. The effective date is for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. Earlier adoption is prohibited. This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. The Company has not yet determined the impact of the adoption of SFAS 160 to the Company’s statement of financial position or results of operations.

SFAS No. 141 (revised 2007) (“SFAS 141R”), “Business Combinations”  In December 2007, the FASB issued SFAS 141R. SFAS 141R replaces FASB Statement No. 141 (“SFAS 141”), Business Combinations, but retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. It also retains the guidance in SFAS 141 for identifying and recognizing intangible assets separately from goodwill. However, SFAS 141R’s scope is broader than that of SFAS 141. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. For any business

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

combinations entered into by the Company subsequent to January 1, 2009, the Company will be required to apply the guidance in SFAS 141R.

(2)	Stock Option and Restricted Stock Awards

The Company has four stock-based plans, all of which have been approved by the Company’s Board of Directors and shareholders.

•	1996 Non-Employee Directors’ Stock Option Plan (“the 1996 Plan”)

•	1997 Employee Stock Option Plan (“the 1997 Plan”)

•	2005 Employee Stock Plan (“the 2005 Plan”)

•	2006 Non-Employee Director Stock Plan (“the 2006 Plan”)

The following table presents the amount of cumulatively granted stock options and restricted stock awards, net of forfeitures, through December 31, 2007.

				Cumulative Granted, Net of
	Authorized	Authorized		Forfeitures
	Stock	Restricted		Stock	Restricted
	Option Awards	Stock Awards	Total	Option Awards	Stock Awards

1996 Plan	300,000	N/A	300,000	209,000	N/A
1997 Plan	1,100,000	N/A	1,100,000	1,048,396	N/A
2005 Plan	(1)	(1)	800,000	254,500	9,885
2006 Plan	(2)	(2)	50,000	10,000	10,400

(1)	The Company may award up to a total of 800,000 shares as stock options or restricted stock awards.

(2)	The Company may award up to a total of 50,000 shares as stock options or restricted stock awards.

At December 31, 2007, there were no shares available for grant under the 1996 or 1997 Plans due to their expirations. Under the 2006 Plan, the 2005 Plan, the 1997 Plan, and the 1996 Plan the option exercise price equals the stocks trading value on the date of grant. Options granted to date under all plans expire between 2008 and 2017. The following table provides vesting period and contractual term information for recent stock option awards.

		Vesting Period From	Contractual
Date of Grant	Plan	Date of Grant	Term

Prior to 12/15/05	1997	Immediate to 25 months	10 years
On 12/15/2005	1997 and 2005	Immediate	7 years
During 2006	2005	6 to 28 months	7 years
During 2006	2006	Immediate to 21 months	7 years
During 2007	2005	1 to 5 years	10 years

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On April 18, 2006, the Company granted 5,200 restricted stock awards to non-employee directors from the 2006 Plan. These awards vest at the end of a five-year period, or earlier if the director ceases to be a director for any reason other than cause, for example, retirement. If a non- employee director is removed from the Board for cause, the Company has ninety (90) days within which to exercise a right to repurchase any unvested portion of any restricted stock award from the non-employee director for the aggregate price of One Dollar ($1.00). The holders of these awards participate fully in the rewards of stock ownership of the Company, including voting and dividend rights. The directors are not required to pay any consideration to the Company for the restricted stock awards. The Company measured the fair value of the awards based on the average of the high price and low price at which the Company’s common stock traded on the date of the grant.

On April 17, 2007, the Company granted 5,200 restricted stock awards to non-employee directors from the 2006 Plan. These awards vest at the end of a five-year period, or earlier if the director ceases to be a director for any reason other than cause, for example, retirement. If a non-employee director is removed from the Board for cause, the Company has ninety (90) days within which to exercise a right to repurchase any unvested portion of any restricted stock award from the non-employee director for the aggregate price of One Dollar ($1.00). The holders of these awards participate fully in the rewards of stock ownership of the Company, including voting and dividend rights. The directors are not required to pay any consideration to the Company for the restricted stock awards. The Company measured the fair value of the awards based on the average of the high price and low price at which the Company’s common stock traded on the date of the grant.

The total stock-based compensation expense before tax recognized in earnings by the Company in the years ended December 31, 2007, 2006, and 2005 was approximately $391,000, $159,000, and $3,000, respectively. The portion of this expense related to stock option awards was approximately $257,000, $67,000, and $0, respectively, in the years ended December 31, 2007, 2006, and 2005. The portion of this expense related to restricted stock awards was approximately $134,000, $92,000, and $3,000, respectively, in the years ended December 31, 2007, 2006, and 2005. Amounts recognized due to awards issued to directors is recognized as director’s fees within other non-interest expense.

As required, prior to the adoption of SFAS 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flows. SFAS 123R requires the cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Therefore, the Company had $65,000 and $326,000 of excess tax benefits classified as a financing cash inflow during the year ended December 31, 2007 and 2006, respectively.

Cash received from stock option exercises for the years ended December 31, 2007, 2006 and 2005 was approximately $1.0 million, $1.3 million, and $1.1 million, respectively. The actual tax benefit realized for the tax deductions from option exercises under all plans totaled $110,000, $352,000, and $282,000 for the years ending December 31, 2007, 2006, and 2005, respectively. No cash was used by the Company to settle equity instruments granted under share-based compensation arrangements during the year ended December 31, 2007.

For purposes of pro forma disclosures for periods prior to January 1, 2006, the estimated fair value of the stock options is amortized into expense over the vesting period of the options. The Company’s net income and earnings per share for the year ended December 31, 2005 had the Company elected to recognize compensation expense for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the granting of options under SFAS 123 using the Black-Scholes option pricing model, would have been reduced to the following pro forma amount:

		Year Ended
		December 31, 2005
		(Dollars in thousands,
		except per share data)

Net Income	As Reported	$33,205
Less: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax		$2,082

	Pro Forma	$31,123
Basic EPS:
	As Reported	$2.16
	Pro Forma	$2.02
Diluted EPS:
	As Reported	$2.14
	Pro Forma	$2.01

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions used for grants under the identified plans:

•	Expected volatility is based on the standard deviation of the historical volatility of the weekly adjusted closing price of the Company’s shares for a period equivalent to the expected life of the option.

•	Expected life represents the period of time that the option is expected to be outstanding, taking into account the contractual term, historical exercise/forfeiture behavior, and the vesting period, if any. For all options granted on December 15, 2005 and later, the simplified method as detailed in Staff Accounting Bulletin No. 107 (“SAB 107”) was used in determining the expected life.

•	Expected dividend yield is an annualized rate calculated using the most recent dividend payment at time of grant and the Company’s average trailing twelve-month daily closing stock price.

•	The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for a period equivalent to the expected life of the option.

•	In addition, as SFAS 123R requires that the stock-based compensation expense recognized in earnings be based on the amount of awards ultimately expected to vest, a forfeiture assumption is estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation expense recognized in 2007 and 2006 has been reduced for annualized estimated forfeitures of 5% for both restricted stock and stock option awards. Forfeitures were estimated based on historical experience.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		2006 Plan		2005 Plan	1997 Plan	1996 Plan

Expected Volatility	Fiscal Year 2007	N/A		30%(1)	N/A	N/A
28%(2)
	Fiscal Year 2006	27	%(3)	25%(4)	N/A	N/A
	Fiscal Year 2005	N/A		25%(5)	25%(5)	—
				—	26%(6)	27%(7)
Expected Lives	Fiscal Year 2007	N/A		6.5 years(1)	N/A	N/A
6.5 years(2)
	Fiscal Year 2006	4 years(3)		4 years(4)	N/A	N/A
	Fiscal Year 2005	N/A		3.5 years(5)	3.5 years(5)	—
				—	3.5-4 years(6)	4.5 years(7)
Expected Dividend Yields	Fiscal Year 2007	N/A		1.95%(1)	N/A	N/A
2.09%(2)
	Fiscal Year 2006	2.36	%(3)	2.08%(4)	N/A	N/A
	Fiscal Year 2005	N/A		2.04%(5)	2.04%(5)	—
				—	1.91%-1.95%(6)	2.21%(7)
Risk Free Interest Rate	Fiscal Year 2007	N/A		4.68%(1)	N/A	N/A
4.95%(2)
	Fiscal Year 2006	4.87	%(3)	4.73%(4)	N/A	N/A
	Fiscal Year 2005	N/A		4.38%(5)	4.38%(5)	—
				—	3.53%-3.80%(6)	3.93%(7)

(1)	On February 15, 2007, 133,000 options were granted from the 2005 Plan to certain officers of the Company and/or Bank. The risk free rate, expected dividend yield, expected life and expected volatility for this grant were determined on February 15, 2007.

(2)	On July 19, 2007, 10,000 options were granted from the 2005 Plan to an officer of the Bank. The risk free rate, expected dividend yield, expected life and expected volatility for this grant were determined on July 19, 2007.

(3)	On April 18, 2006, 10,000 options were granted from the 2006 Plan to two members of the Company’s Board of Directors. The risk free rate, expected dividend yield, expected life and expected volatility for this grant were determined on April 18, 2006.

(4)	On September 7, 2006, 5,000 options were granted from the 2005 Plan to the Company’s Officer. The risk free rate, expected dividend yield, expected life and expected volatility for this grant were determined on September 7, 2006.

(5)	On December 15, 2005, 137,000 options were granted from the 2005 Plan and 45,500 options were granted from the 1997 Plan to members of the Company’s Senior Management. The risk free rate, expected dividend yield, expected life and expected volatility for these grants were determined on December 15, 2005.

(6)	On January 13, 2005, 34,500 options were granted from the 1997 Plan to certain Officers of the Company. Also on January 13, 2005, 5,000 options were granted to the Company’s Officer. The risk free rate, expected dividend yield, expected life and expected volatility for these grants were determined on January 13, 2005. On September 1, 2005, 500 options were granted from the 1997 Plan to an Officer of the Company. The risk free rate, expected dividend yield, expected life and expected volatility for this grant were determined on September 1, 2005.

(7)	On April 26, 2005, 11,000 options were granted from the 1996 Plan to the Company’s Board of Directors. The risk free rate, expected dividend yield, expected life and expected volatility for this grant were determined on April 26, 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the status of all the Company’s Plans for the year ended December 31, 2007 is presented in the table below:

	Summary Status of All Plans
	Year Ended December 31, 2007
		Weighted	Wtd Avg.	Aggregate		Weighted
		Average	Remaining	Intrinsic	Restricted	Average
		Exercise	Contractual	Value	Stock	Grant
	Stock Options	Price ($)	Term (years)	($000)	Awards	Price ($)

Balance at January 1, 2007	845,095	$26.43			13,400	$30.19
Granted	143,000	$32.74			5,200	$31.57
Exercised	(56,038)	$18.37			n/a	n/a
Released	n/a	n/a			(4,350)	$30.55
Forfeited	(11,000)	$33.00			(400)	$28.90
Expired	(34,800)	$31.15			—	$—

Balance at December 31, 2007	886,257	$27.69	5.7	$1,913	13,850	$30.63

Options Exercisable at December 31, 2007	747,592	$26.76	5.1	$1,913	n/a	n/a

	Year Ended December 31,
	2007	2006	2005

Weighted average grant date fair value of options granted ($ per share)	$10.40	$7.32	$6.08
Total intrinsic value of share options exercised	$366,000	$841,000	$671,000

The aggregate intrinsic value in the preceding tables represents the total pre-tax intrinsic value, based on the average of the high price and low price at which the Company’s common stock traded on December 31, 2007 of $26.64, which would have been received by the option holders had they all exercised their options as of that date.

A summary of the status of the Non-Employee Director Plans as of December 31, 2007 and changes during the year then ended is presented in the table below:

	Non-Employee Director Plans
	Year Ended December 31, 2007
	1996 Plan		2006 Plan
		Weighted	Stock	Weighted
		Average	Options	Average
	Stock	Exercise	and	Exercise
	Options	Price	Awards	Price

Balance at January 1, 2007	84,000	$20.54	15,200	$32.23
Granted Options	—	$—	—	$—
Restricted Stock Awards	n/a	n/a	5,200	$31.57
Exercised	(11,000)	$14.96	—	$—
Released	n/a	n/a	(2,400)	$31.90
Forfeited	—	$—	—	$—
Expired	—	$—	—	$—

Outstanding at December 31, 2007	73,000	$21.38	18,000	$32.08

Options Exercisable at December 31, 2007	73,000	$21.38	6,668	$32.23

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the status of the Company’s nonvested awards under all Plans as of December 31, 2007 and changes during the year then ended is presented in the table below:

	Nonvested Awards Issued Under All Plans
	Year Ended December 31, 2007
	Stock Options			Restricted Stock Awards
		Weighted			Weighted
		Average			Average
		Grant Date			Grant Date
	Awards	Fair Value		Awards	Fair Value

Nonvested at January 1, 2007	11,666	$7.33		13,400	$30.19
Granted	143,000	$10.40		5,200	$31.57
Vested/Released	(5,001)	$7.32		(4,350)	$30.55
Expired	—	$—		—	$—
Forfeited	(11,000)	$10.51		(400)	$28.90

Nonvested at December 31, 2007	138,665	$10.24		13,850	$30.63

Unrecognized compensation cost, including forfeiture estimate			$1,073,000			$324,000
Weighted average remaining recognition period (years)			4.1			3.4

The total fair value of stock options that vested during the years ended December 31, 2007, 2006, and 2005 was $116,000, $262,000, and $3.3 million, respectively. The total fair value of restricted stock awards that vested during the years ended December 31, 2007, 2006 and 2005 was $133,000, $60,000 and $0, respectively.

The Company has individual stock option agreements for its Chief Executive Officer and for all other officers who have been designated Executive Officers of the Company and/or Rockland Trust Company. These agreements have been included in Securities Exchange Commission filings. Those stock option agreements include a provision that requires that any unvested options that: 1.) would vest upon a Change of Control, and 2.) that would become an event described in Section 280G of the Internal Revenue Code of 1986, will be cashed out at the difference between the deal price of the acquisition and the exercise price of the stock option and for any excess tax obligations.

(3)  Trading Assets

Trading assets, at fair value, consist of the following:

	At December 31,
	2007	2006
	Fair Value
	(Dollars in thousands)

Cash Equivalents	$111	$47
Fixed Income Securities	400	331
Marketable Equity Securities	1,176	1,380

Total	$1,687	$1,758

The Company realized a gain on trading activities of $134,000 in 2007, $86,000 in 2006, and $60,000 in 2005, which is included in other income. The trading assets are held for funding non-qualified executive retirement obligations within a Rabbi Trust (see Note 13, “Employee Benefits” hereof). Trading assets are recorded at fair value with changes in fair value recorded in earnings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4)  Securities

The amortized cost, gross unrealized gains and losses, and fair value of securities held to maturity at December 31, 2007 and 2006 were as follows:

	2007				2006
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	(Dollars in thousands)				(Dollars in thousands)

U.S. Treasury and Government Sponsored Enterprise	$699	$2	$	$701	$—	$—	$—	$—
Mortgage-Backed Securities	4,488	74	—	4,562	5,526	41	—	5,567
State, County, and Municipal Securities	30,245	571	—	30,816	35,046	778	—	35,824
Corporate Debt Securities	9,833	—	(249)	9,584	36,175	472	—	36,647

Total	$45,265	$647	$(249)	$45,663	$76,747	$1,291	$—	$78,038

The amortized cost, gross unrealized gains and losses, and fair value of securities available for sale at December 31, 2007 and 2006 were as follows:

	2007				2006
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	(Dollars in thousands)				(Dollars in thousands)

U.S. Treasury and Government Sponsored Enterprise	$69,780	$—	$(117)	$69,663	$89,398	$—	$(1,545)	$87,853
Mortgage-Backed Securities	239,038	1,100	(2,322)	237,816	218,510	472	(5,986)	212,996
Collateralized Mortgage Obligations	97,509	306	(930)	96,885	91,583	—	(2,685)	88,898
State, County, and Municipal Securities	18,868	13	(67)	18,814	19,109	—	(293)	18,816
Corporate Debt Securities	23,815	—	(2,735)	21,080	8,525	—	—	8,525

Total	$449,010	$1,419	$(6,171)	$444,258	$427,125	$472	$(10,509)	$417,088

The Company realized no gross gains on the sale of securities available for sale in 2007 or 2006, and gross gains of $792,000 in 2005, respectively. The Bank realized no gross losses in 2007, $3.2 million in 2006, and $176,000 in 2005. Cash proceeds on the sale of securities available for sale were zero, $101.8 million, and $63.5 million for 2007, 2006 and 2005, respectively. The Company’s portfolio of mortgage backed securities and collateralized mortgage obligations are all issued by government sponsored enterprises.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A schedule of the contractual maturities of securities held to maturity and securities available for sale as of December 31, 2007 is presented below.

	Held to Maturity		Available for Sale
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
	(Dollars in thousands)		(Dollars in thousands)

Due in one year or less	$712	$714	$54,862	$54,770
Due from one year to five years	4,996	5,083	33,811	33,731
Due from five to ten years	19,623	20,043	93,803	93,425
Due after ten years	19,934	19,823	266,534	262,332

Total	$45,265	$45,663	$449,010	$444,258

The actual maturities of mortgage-backed securities, collateralized mortgage obligations and corporate debt securities will differ from the contractual maturities due to the ability of the issuers to prepay underlying obligations. Security transactions are recorded on the trade date. At December 31, 2007, the Bank has $61.8 million of callable securities in its investment portfolio.

On December 31, 2007 and 2006, investment securities carried at $181.0 million and $201.3 million, respectively, were pledged to secure public deposits, assets sold under repurchase agreements, treasury tax and loan notes, letters of credit, interest rate derivatives and for other purposes as required by law. Additionally, $208.0 million and $234.2 million of securities were pledged to the Federal Home Loan Bank (“FHLB”) at December 31, 2007 and 2006, respectively.

At year-end 2007 and 2006, the Company had no investments in obligations of individual states, counties, or municipalities, which exceed 10% of stockholders’ equity.

Other Than Temporarily Impaired Securities

The following tables show the gross unrealized losses and fair value of the Company’s investments with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2007 and 2006.

	At December 31, 2007
	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)

U.S. Treasury and Government Sponsored Enterprise Obligations	$—	$—	$69,663	$(117)	$69,663	$(117)
Mortgage Backed Securities	10,487	(5)	143,948	(2,317)	154,435	(2,322)
Collateralized Mortgage Obligations	—	—	63,827	(930)	63,827	(930)
Corporate Debt Securities	30,664	(2,984)	—	—	30,664	(2,984)
City, State, and Municipal Bonds	2,820	(1)	15,623	(66)	18,443	(67)

Total Temporarily Impaired Securities	$43,971	$(2,990)	$293,061	$(3,430)	$337,032	$(6,420)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	At December 31, 2006
	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)

U.S. Treasury and Government Sponsored Enterprise Obligations	$—	$—	$87,853	$(1,545)	$87,853	$(1,545)
Mortgage Backed Securities	119	(1)	199,148	(5,985)	199,267	(5,986)
Collateralized Mortgage Obligations	—	—	88,749	(2,685)	88,749	(2,685)
Corporate Debt Securities	—	—	—	—	—	—
City, State, and Municipal Bonds	—	—	18,817	(293)	18,817	(293)

Total Temporarily Impaired Securities	$119	$(1)	$394,567	$(10,508)	$394,686	$(10,509)

At December 31, 2007, the Bank had securities of $337.0 million with $6.4 million of unrealized losses on these securities. Of these securities, $44.0 million, with losses of $3.0 million, have been at a loss position for less than 12 months and $293.1 million of these securities, with losses of $3.4 million, have been at a loss position for longer than 12 months. The Bank believes that these securities are only temporarily impaired and that the full principal will be collected as anticipated.

Of the total, $69.7 million, or 20.7%, are U.S. Treasury and Government sponsored enterprises and are at a loss position because they were acquired when the general level of interest rates were lower than that on December 31, 2007. As of December 31, 2007, $218.3 million or 64.8% are U.S. Government or agency mortgage backed securities and collateralized mortgage obligations. The mortgage backed securities are also at a loss because they were purchased during a lower interest rate environment. There were $3.0 million of losses or 9.1% of the corporate debt securities portfolio due to the temporary dislocation of credit markets. Also, at December 31, 2007, $18.4 million, or the remaining 5.5% are municipal bonds which 97% are backed by monoline insurers (which insure the principal of municipal bonds at par) and are also at a loss because of the interest rate environment at the time of purchase.

Because the declines in fair value of investments are primarily attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be until maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2007, or December 31, 2006.

(5)  Loans and Allowance for Loan Losses

The vast majority of the Bank’s lending activities are conducted in the Commonwealth of Massachusetts. The Bank originates commercial and residential real estate loans, commercial and industrial loans, business banking and consumer home equity, auto, and other loans for its portfolio. The Bank considers a concentration of credit to a particular industry to exist when the aggregate credit exposure to a borrower, an affiliated group of borrowers or a non-affiliated group of borrowers engaged in one industry exceeds 10% of the Bank’s loan portfolio which includes direct, indirect or contingent obligations. At December 31, 2007, loans made by the Company to the industry concentration of lessors or non-residential buildings grew to 12.6% of the Company’s total loan portfolio.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The composition of loans at December 31, 2007 and 2006 were as follows:

	2007	2006
	(Dollars in thousands)

Commercial and Industrial	$190,522	$174,356
Commercial Real Estate	797,416	740,517
Commercial Construction	133,372	119,685
Business Banking	69,977	59,910
Residential Real Estate	323,847	378,368
Residential Construction	6,115	7,277
Residential Loans Held for Sale	11,128	11,859
Consumer — Home Equity	308,744	277,015
Consumer — Auto	156,006	206,845
Consumer — Other	45,825	49,077

Loans	$2,042,952	$2,024,909

Net deferred fees included in loans at December 31, 2007 and December 31, 2006 were $3.4 million and $3.3 million, respectively.

In addition to the loans noted above, at December 31, 2007 and 2006 the Company serviced approximately $255.2 million and $292.9 million, respectively, of loans sold to investors in the secondary mortgage market and other financial institutions.

At December 31, 2007 and 2006, loans held for sale amounted to approximately $11.1 million and $11.9 million, respectively. The Company has derivatives consisting of forward sales contracts and commitments to fund loans intended for sale. Forward loan sale contracts and the commitments to fund loans intended for sale are recorded at fair value. The change in fair values resulted in an increase in earnings of $138,000 in 2007 and an increase in earnings of $67,000 in 2006.

As of December 31, 2007 and 2006, the Bank’s recorded investment in impaired loans and the related valuation allowance was as follows:

	At December 31,
	2007		2006
	Recorded	Valuation	Recorded	Valuation
	Investment	Allowance	Investment	Allowance
		(Dollars in thousands)

Impaired loans:
Valuation allowance required	$339	$14	$683	$414
No valuation allowance required	3,608	—	2,953	—

Total	$3,947	$14	$3,636	$414

Foregone interest on impaired loans is made up of commercial loans on nonaccrual and amounted to $28,000 and $43,000 at December 31, 2007 and 2006, respectively.

The valuation allowance is included in the allowance for loan losses on the consolidated balance sheet. The average recorded investment in impaired loans for the years ended December 31, 2007 and 2006 was $3.9 million and $3.3 million, respectively. Interest payments received on impaired loans are recorded as interest income unless collection of the remaining recorded investment is doubtful, at which time payments received are recorded as reductions of principal.

At December 31, 2007 and 2006, accruing loans 90 days or more past due totaled $500,000 and $389,000, respectively, and nonaccruing loans totaled $7.1 million and $6.6 million respectively. Gross interest income that

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

would have been recognized for the years ended December 31, 2007, 2006 and 2005, if nonaccruing loans at the respective dates had been accruing in accordance with their original terms, approximated $326,000, $146,000, and $282,000, respectively. The actual amount of interest that was collected on these loans during each of those periods and included in interest income was approximately $120,000, $225,000, and $103,000, respectively. There were no commitments to advance additional funds to borrowers whose loans are on nonaccrual.

The aggregate amount of all loans outstanding to directors, principal officers, and principal security holders at December 31, 2007 and 2006 were $28.5 million and $28.7 million, respectively a reconciliation of these loans was as follows:

Reconciliation of Loan Activity
for the Years Ended December 31,
2006 and 2007
(Dollars in thousands)

Net Principal Balance of Loans Outstanding as of December 31, 2005	$22,400
Loan Advances	39,201
Loan Payments/Payoffs	(32,870)

Net Principal Balance of Loans Outstanding as of December 31, 2006	$28,731

Net Principal Balance of Loans Outstanding as of December 31, 2006	$28,731

Amount for Retired Directors	(3,998)
Loan Advances	37,931
Loan Payments/Payoffs	(34,203)

Net Principal Balance of Loans Outstanding as of December 31, 2007	$28,461

All such loans were made in the ordinary course of business on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other persons, and do not involve more than the normal risk of collectibility or present other unfavorable features.

An analysis of the total allowance for loan losses for each of the three years ending December 31, 2007, 2006, and 2005 are as follows:

	2007	2006	2005
	(Dollars in thousands)

Allowance for loan losses, beginning of year	$26,815	$26,639	$25,197
Loans charged off	(3,868)	(3,180)	(3,474)
Recoveries on loans previously charged off	754	1,021	741

Net charge-offs	(3,114)	(2,159)	(2,733)
Provision charged to expense	3,130	2,335	4,175

Allowance for loan losses, end of year	$26,831	$26,815	$26,639

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(6) Bank Premises and Equipment

Bank premises and equipment at December 31, 2007 and 2006 were as follows:

			Estimated
			Useful Life
	2007	2006	(In Years)
	(Dollars in thousands)

Cost:
Land	$6,520	$5,548	N/A
Bank Premises	30,625	30,207	5-39
Leasehold Improvements	10,490	10,338	5-15
Furniture and Equipment	30,022	27,421	3-10

Total Cost	77,657	73,514

Accumulated Depreciation	(38,572)	(36,198)

Net Bank Premises and Equipment	$39,085	$37,316

Depreciation expense related to bank premises and equipment was $4.1 million in 2007, $4.3 million in 2006, and $4.4 million in 2005, which is included in occupancy and equipment expense.

(7)	Deposits

The following is a summary of original maturities of time deposits as of December 31, 2007:

	Balance of
	Time Deposits
	Maturing	Percent
	(Dollars in thousands)

1 year or less	$509,848	95.80%
Over 1 year to 2 years	11,547	2.17%
Over 2 years to 3 years	5,296	1.00%
Over 3 years to 4 years	1,617	0.30%
Over 4 years to 5 years	207	0.04%
Over 5 years	3,665	0.69%

Total	$532,180	100.00%

(8)	Borrowings

Short-term borrowings consist of federal funds purchased, assets sold under repurchase agreements, FHLB borrowings, and treasury tax and loan notes that are due within one year from the origination date. Information on the amounts outstanding and interest rates of short-term borrowings for each of the three years in the period ended December 31 are as follows:

	2007	2006	2005
	(Dollars in thousands)

Balance outstanding at end of year	$307,672	$246,202	$303,787
Average daily balance outstanding	284,601	248,841	294,286
Maximum balance outstanding at any month end	307,672	291,886	370,213
Weighted average interest rate for the year	3.89%	4.86%	3.17%
Weighted average interest rate at end of year	3.68%	4.42%	3.58%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2007 and 2006, the Bank had $869.8 million and $774.5 million, respectively, of assets pledged as collateral against borrowings.

The Bank has established two lines of credit for $10.0 million, of which $0.0 was outstanding at December 31, 2007 or 2006. The Bank has established repurchase agreements with major brokerage firms. Borrowings under these agreements are classified as assets sold under repurchase agreements. Both wholesale and retail repurchase agreements are collateralized by mortgage-backed securities and government sponsored enterprises. At December 31, 2007 and 2006, the Company had $50.0 million and $25.0 million, respectively, of securities repurchase agreements outstanding with third party brokers. The Company pays a fixed rate of 4.15% until October 24, 2012 except from October 24, 2007 until October 24, 2009 when if the 3 month LIBOR rate exceeds 5.10% then the Company would pay a reduced rate capped at two times the maximum of three month LIBOR minus 5.10% but not below zero. In addition to these agreements, the Bank has entered into repurchase agreements with certain customers. At December 31, 2007 and 2006, the Bank had $88.6 million and $83.2 million, respectively, of customer repurchase agreements outstanding. The related securities are included in securities available for sale.

FHLB borrowings are collateralized by a blanket pledge agreement on the Bank’s FHLB stock, certain qualified investment securities, deposits at the Federal Home Loan Bank, and residential mortgages held in the Bank’s portfolio and certain commercial real estate loans. The Bank’s available borrowing capacity at the Federal Home Loan Bank was approximately $283.7 million at December 31, 2007. In addition, the Bank has a $5.0 million line of credit with the FHLB, none of which is outstanding at December 31, 2007. A schedule of the maturity distribution of FHLB advances with the weighted average interest rates at December 31, 2007 and 2006 follows:

	2007		2006
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
	(Dollars in thousands)

Due in one year or less	$216,003	4.02%	$160,003	5.32%
Due in greater than one year to five years	70,013	4.91%	95,012	4.32%
Due in greater than five years	25,109	3.99%	50,113	4.89%

Total	$311,125	4.22%	$305,128	4.94%

Of the $216.0 million outstanding at year-end, and due in one year or less, $35.0 million of these borrowings are hedged by an interest rate swap to fix the rate of interest at 4.06% through January 20, 2010. Also, an additional $100.0 million of these borrowings are hedged by an interest rate cap with a strike rate of interest at 4.00% and which matures January 31, 2008.

Also included as long term borrowings on the Company’s balance sheet are junior subordinated debentures payable to the Company’s unconsolidated special purpose entities, which were Trust V at December 31, 2007 and Trust IV and Trust V at December 31, 2006, that issued trust preferred securities. Junior Subordinated Debentures were $51.5 million and $77.3 million at December 31, 2007 and 2006, respectively.

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

In October 2006 the Company formed Independent Capital Trust V (“Trust V”), which issued and sold 50,000 trust preferred securities in December 2006. The Company received $50.0 million from the issuance of the trust preferred securities in return for junior subordinated debentures issued by the Company to Independent Capital

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Trust V. The interest rate of the trust preferred securities is a variable rate determined as the 3 month London Interbank Offered Rate (“LIBOR”) plus 148 basis points. The Company has entered into interest rate swap agreements to fix the interest rate paid on the debentures for the next ten years at 6.52%. The trust preferred securities issued by Trust V were issued and sold in a private placement as part of a pool transaction. Additionally, Trust V issued $1.5 million in common securities to the Company.

The Company used $25.0 million of the proceeds from the issuance of the trust preferred securities of Trust V to redeem all of the outstanding trust preferred securities of Trust III on the first callable date of December 31, 2006 which had a fixed rate of interest at 8.625%. The Company used the remaining $25.0 million of proceeds to redeem the outstanding trust preferred securities of Trust IV on its first callable date of April 30, 2007 which had a fixed rate of interest at 8.375%. The trust preferred securities of Trust V are subject to mandatory redemption when the debentures mature on March 15, 2037. The Company may redeem the debentures and the trust preferred securities at any time on or after March 15, 2012.

Unamortized issuance costs are included in other assets. Unamortized issuance costs were $67,000 and $981,000 at December 31, 2007 and 2006, respectively.

Interest expense on the junior subordinated debentures, reported in interest on borrowings, which includes the amortization of the issuance cost, was $5.2 million in 2007, $5.5 million in 2006 and $4.5 million in 2005. Included in interest expense was a write-off of $907,000 of issuance costs in connection with the redemption of trust preferred securities of Trust IV in April 2007 and $995,000 of issuance costs in connection with the redemption of trust preferred securities of Trust III in December 2006.

The Company unconditionally guarantees all Trust V obligations under the trust preferred securities.

(9)	Earnings per Share

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period excluding any unvested restricted shares. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that share in the earnings of the entity.

Earnings per share consisted of the following components for the years ended December 31, 2007, 2006 and 2005:

	Net Income
	2007	2006	2005
	(Dollars in thousands)

Net Income	$28,381	$32,851	$33,205

	Weighted Average Shares
	2007	2006	2005
	(In thousands)

Basic Shares	14,033	14,938	15,378
Effect of dilutive securities	128	172	144

Diluted Shares	14,161	15,110	15,522

	Net Income per Share
	2007	2006	2005

Basic EPS	$2.02	$2.20	$2.16
Effect of dilutive securities	0.02	0.03	0.02

Diluted EPS	$2.00	$2.17	$2.14

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the year ended December 31, 2007, there were 327,669 options to purchase common stock and no shares of restricted stock excluded from the calculation of diluted earnings per share because they were anti-dilutive. For the year ended December 31, 2006, there were 172,137 options to purchase common stock and no shares of restricted stock excluded from the calculation of diluted earnings per share because they were anti-dilutive. For the year ended December 31, 2005, there were 350,933 options to purchase common stock excluded from the calculation of diluted earnings per share because they were anti-dilutive. There was no restricted stock outstanding during the year ended December 31, 2005.

(10)	Goodwill and Identifiable Intangible Assets

Goodwill and identifiable intangible assets as of December 31, 2007 and December 31, 2006 were $60.4 million and $56.5 million, respectively. During 2007 the Company completed two acquisitions, Compass Exchange Advisors LLC, a 1031 exchange intermediary, on January 1, 2007 and O’Connell Investment Services Inc. on November 1, 2007. The Compass Exchange Advisors LLC acquisition resulted in additional goodwill of $2.1 million. The O’Connell Investment Services Inc. acquisition resulted in additional goodwill of $1.1 million and other identifiable intangible assets of $990,000.

The changes in goodwill and identifiable intangible assets for the years ended December 31, 2007 and 2006 are shown in the table below.

	Carrying Amount of Goodwill and Intangibles
		Core Deposit	Other Identifiable
	Goodwill	Intangibles	Intangible Assets	Total
	(Dollars in thousands)

Balance at December 31, 2005	$55,078	$1,780	$—	$56,858

Amortization Expense	—	(323)	—	(323)

Balance at December 31, 2006	$55,078	$1,457	$—	$56,535

Recorded during the year	3,218	—	990	4,208
Amortization Expense	—	(323)	(9)	(332)

Balance at December 31, 2007	$58,296	$1,134	$981	$60,411

The following table sets forth the estimated annual amortization expense of the identifiable intangible assets.

	Estimated Annual Amortization Expense
	2008	2009	2010	2011	2012	2013-2017	Total
	(Dollars in thousands)

Core Deposit Intangibles	$324	$324	$324	$162	$—	$—	$1,134
Other Intangible Assets	$110	$101	$101	$100	$100	$469	$981

Total Identifiable Intangible Assets	$434	$425	$425	$262	$100	$469	$2,115

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(11) Income Taxes

The provision for income taxes is comprised of the following components:

	Years Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

Current Expense
Federal	$7,477	$11,321	$10,441
State	3,134	3,171	2,333

TOTAL CURRENT EXPENSE	10,611	14,492	12,774

Deferred (Benefit) Expense
Federal	(1,392)	105	1,805
State	(428)	162	542

TOTAL DEFERRED (BENEFIT) EXPENSE	(1,820)	267	2,347

TOTAL EXPENSE	$8,791	$14,759	$15,121

The difference between the statutory federal income tax rate and the effective federal income tax rate is as follows:

	Years Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

Computed statutory federal income tax provision	$13,010	$16,664	$16,914
State taxes, net of federal tax benefit	1,759	2,166	1,869
Nontaxable interest, net	(995)	(1,123)	(1,174)
Tax Credits	(3,560)	(1,610)	(1,714)
Bank Owned Life Insurance	(701)	(1,141)	(640)
Reduction in the tax allowance for uncertain tax positions	(500)	—	—
Other, net	(222)	(197)	(134)

TOTAL EXPENSE	$8,791	$14,759	$15,121

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The net deferred tax asset that is included in other assets amounted to approximately $4.3 million and $2.9 million at December 31, 2007 and 2006, respectively. The tax-effected components of the net deferred tax asset at December 31, 2007 and 2006 are as follows:

	At Years Ended December 31,
	2007	2006
	(Dollars in thousands)

Deferred Tax Assets
Allowance for loan losses	$11,207	$11,190
Securities fair value adjustment	1,731	3,765
Accrued expenses not deducted for tax purposes	2,141	2,107
Derivatives fair value adjustment	778	—
Amounts not yet recognized as a component of net periodic post retirement cost	366	299
Limited partnerships	262	257
Employee and director equity compensation	161	—

TOTAL	$16,646	$17,618

Deferred Tax Liabilities
Goodwill	$(6,796)	$(5,427)
Mark to market adjustment	(1,146)	(1,504)
Tax depreciation	(1,163)	(2,628)
Derivatives fair value adjustment	—	(819)
Mortgage servicing asset	(784)	(965)
Deferred loan origination fees	(1,755)	(2,497)
Prepaid expenses	(217)	(297)
Core deposit intangible	(475)	(621)

TOTAL	$(12,336)	$(14,758)

TOTAL NET DEFERRED TAX ASSET	$4,310	$2,860

The Company has determined that a valuation allowance is not required for any of its deferred tax assets since it is more likely than not that these assets will be realized principally through carry back to taxable income on prior years and future reversals of existing taxable temporary differences and by offsetting other future taxable income.

Uncertainty in Income Taxes

The Company adopted FASB Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes” on January 1, 2007. As a result of the implementation of FIN No. 48, the Company recognized a $177,000 decrease in the liability for unrecognized tax benefits, which was accounted for as a cumulative effect of a change in accounting and is reflected as an increase to the January 1, 2007 balance of retained earnings.

The following is a reconciliation of the beginning and ending amount of unrecognized tax benefits as follows:

Balance at January 1, 2007	$760,000
Reduction for favorable tax ruling	(405,000)
Reduction of tax positions for prior years	(95,000)
Balance at December 31, 2007	260,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2007, the Company had unrecognized tax benefits of approximately $260,000, related to exclusions of interest income and treatment of acquisition related cost, all of which, if recognized, would be recorded as a component of income tax expense therefore affecting the effective tax rate.

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

Also, during the fourth quarter of 2007, the Company realized a reduction in the allowance for uncertain tax positions of $405,000 related to a favorable Tax Court Ruling relevant to the Company related to certain deductions of interest expense.

The Company recognizes interest accrued and penalties related to unrecognized tax benefits as income taxes expense. At December 31, 2007 the Company had approximately $5,000 accrued for the payment of interest and penalties.

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

On December 14, 2006, the Company’s Board of Directors approved a common stock repurchase program to repurchase up to 1,000,000 shares of the Company’s outstanding common stock. On August 14, 2007, the Company completed its repurchase plan with a total of 1,000,000 shares of common stock repurchased at a weighted average price of $30.70.

(13) Employee Benefits

Pension

All eligible officers and employees of the Bank, which includes substantially all employees of the Bank employed before June 30, 2006, are included in a noncontributory, defined benefit pension plan (the “Pension Plan”) provided by the Bank. The Pension Plan is administered by Pentegra Retirement Services (the “Fund”). The Fund does not segregate the assets or liabilities of all participating employers and, accordingly, disclosure of accumulated vested and nonvested benefits is not possible. Contributions are based on each individual employer’s experience. The pension plan year is July 1st through June 30th. The Bank has made cash contributions to the Fund of $1.0 million, $1.4 million, and $3.0 million during 2007, 2006, and 2005, respectively, of which $1.0 million relates to the 2007-2008 plan year, $1.4 million relates to the 2006-2007 plan year, and $3.0 million relates to the 2005-2006 plan year. The defined benefit plan expense was $1.2 million, $2.2 million, and $2.4 million for 2007, 2006, and 2005, respectively. In 2005, the Company amended the vesting schedule of the pension plan to provide graduated vesting beginning after two years of service whereas previously employees were not vested until five years of service.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Effective July 1, 2006, the Company implemented a new defined contribution plan in which employees, with one year of service, receive a 5% cash contribution of eligible pay up to the social security limit and a 10% cash contribution of eligible pay over the social security limit up to the maximum amount permitted by law. Benefits conferred to employees under the new defined contribution plan vest immediately. The defined contribution plan expense was $1.9 million in 2007, $927,000 in 2006 and zero for 2005.

Post-Retirement Benefits

Employees retiring from the Bank after attaining age 65 who have rendered at least 10 years of continuous service to the Bank are entitled to a fixed contribution toward the premium for post-retirement health care benefits and a $5,000 death benefit paid by the Bank. The health care benefits are subject to deductibles, co-payment provisions and other limitations. The Bank may amend or change these benefits periodically.

Upon accounting for the recognition of post-retirement benefits over the service lives of the employees rather than on a cash basis, the Company elected to recognize its accumulated benefit obligation of approximately $678,000 at January 1, 1993 prospectively on a straight-line basis over the average service life expectancy of the beneficiaries, which is anticipated to be less than 20 years.

Post-retirement benefit expense was $209,000 in 2007 and $211,000 in both 2006 and 2005. Contributions paid to the plan, which were used only to pay the current year benefits were $51,000, $60,000, and $57,000 for 2007, 2006, and 2005, respectively. The Company’s best estimate of contributions expected to be paid in 2008 is $59,000. See the following table for the benefits expected to be paid in each of the next five years, in the aggregate for the next five fiscal years thereafter, and in the aggregate after those 10 years:

Post- Retirement
Year	Expected Benefit Payment
(Dollars in thousands)

2008	$59
2009	63
2010	67
2011	70
2012	98
2013-2017	508
2018 and later	6,138

Effective December 31, 2006, the Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132(R),” which requires the Company to recognize the over funded or under funded status of a single employer defined benefit postretirement plan as an asset or liability on its balance sheet and to recognize changes in the funded status in comprehensive income in the year in which the change occurred. However, gains or losses, prior services costs or credits, and transition assets or obligations that have not yet been included in net periodic benefit cost as of the end of 2006, the fiscal year in which SFAS 158 was initially applied were to be recognized as components of the ending balance of accumulated other comprehensive income, net of tax.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The measurement date used to determine the post retirement plan benefits is December 31st for each of the years reported. The following table illustrates the status of the post-retirement benefit plan at December 31 for the years presented:

	Post-Retirement Benefits
	2007	2006	2005
	(Dollars in thousands)

Change in accumulated benefit obligation
Benefit obligation at beginning of year	$1,444	$1,485	$1,443
Accumulated service cost	89	93	93
Interest cost	74	72	72
Actuarial gain	(130)	(146)	(66)
Benefits paid	(51)	(60)	(57)

Accumulated benefit obligation at end of year	$1,426	$1,444	$1,485

Change in plan assets
Fair value of plan assets at beginning of year	$—	$—	$—
Employer contribution	51	60	57
Benefits paid	(51)	(60)	(57)

Fair value of plan assets at end of year	$—	$—	$—

Funded Status	$(1,426)	$(1,444)	$(1,485)
Unrecognized net actuarial loss	—	—	197
Unrecognized net transition obligation	—	—	232
Unrecognized prior service cost	—	—	55

Accrued benefit cost	$(1,426)	$(1,444)	$(1,001)

Amounts recognized in Accumulated Other Comprehensive Income (“AOCI”), net of tax
Net loss	$(45)	$30	$—
Prior service cost	18	25	—
Transition obligation	95	115	—

Amounts recognized in AOCI, net of tax	$68	$170	$—

Net periodic benefit cost
Service cost	$89	$93	$93
Interest cost	74	72	72
Amortization of transition obligation	34	34	34
Amortization of prior service cost	12	12	12

Net periodic benefit cost	$209	$211	$211

Amounts in accumulated other comprehensive income expected to be recognized in net periodic benefit cost over next fiscal year
Net prior service cost	$12	$12	$—
Net transition obligation	$34	$34	$—
Discount rate used for benefit obligations	5.75%	5.75%	5.50%
Discount rate used for net periodic benefit cost	5.75%	5.50%	5.75%
Rate of compensation increase	N/A	N/A	N/A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

See the table titled “Incremental Effect of Applying SFAS No. 158 on Individual Line Items in the Consolidated Balance Sheets” to follow “Supplemental Executive Retirement Benefits” for incremental effect of applying SFAS No. 158 on individual line items within the consolidated balance sheets.

Supplemental Executive Retirement Plans

The Bank maintains supplemental retirement plans for certain highly compensated employees designed to offset the impact of regulatory limits on benefits under qualified pension plans. There are supplemental retirement plans in place for seven current and four former employees.

In connection with these plans, the Bank had entered into twelve Split Dollar Life Insurance policies with eight of these individuals. In 2003, in response to changes to regulatory and IRS treatment of Split Dollar Life Insurance policies, which would require premium payments by the Bank in these policies to be considered a loan to the employee, five of these individuals transferred 100% ownership in eight policies to the Bank and receive no benefits from these policies. The Bank is the beneficiary of the policies and they are included as BOLI as an asset of the Bank. See Note 1, herein for clarification of BOLI. One individual reimbursed the Bank for its interest in one of these policies for which the Bank endorsed the policy over to the individual. Three split dollar life policies for three former executives remain unchanged as no additional payments are required by the Bank on the policies. The Bank will recover amounts paid into the policies upon either the death of the individual or at age 65, depending upon the policy.

The Bank has established and funded Rabbi Trusts to accumulate funds in order to satisfy the contractual liability of the supplemental retirement plan benefits for seven current executives and five former executives. These agreements provide for the Bank to pay all benefits from its general assets, and the establishment of these trust funds does not reduce nor otherwise affect the Bank’s continuing liability to pay benefits from such assets except that the Bank’s liability shall be offset by actual benefit payments made from the trusts. The related trust assets totaled $1.7 million and $1.8 million at December 31, 2007 and 2006, respectively.

Supplemental retirement expense amounted to $433,000, $373,000, and $349,000 for fiscal years 2007, 2006, and 2005, respectively. Contributions paid to the plan, which were used only to pay the current year benefits, were $113,000 in both 2007 and 2006, and $114,000 in 2005. The Company’s best estimate of contributions expected to be paid in 2008 is $131,000. See the following table for the benefits expected to be paid in each of the next five years, in the aggregate for the next five fiscal years thereafter, and in the aggregate after those 10 years:

Supplemental Executive
Retirement Plans
Year	Expected Benefit Payment
(Dollars in thousands)

2008	$131
2009	206
2010	225
2011	225
2012	225
2013-2017	1,196
2018 and later	16,768

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The measurement date used to determine the supplemental executive retirement plans benefits is December 31st for each of the years reported. The following table illustrates the status of the supplemental executive retirement plans at December 31 for the years presented:

	Supplemental Executive
	Retirement Benefits
	2007	2006	2005
	(Dollars in thousands)

Change in accumulated benefit obligation
Benefit obligation at beginning of year	$2,652	$2,494	$2,292
Accumulated service cost	244	198	176
Interest cost	151	136	129
Plan amendment	347	—	—
Actuarial (gain)/ loss	25	(63)	11
Benefits paid	(113)	(113)	(114)

Accumulated benefit obligation at end of year	$3,306	$2,652	$2,494

Change in plan assets
Fair value of plan assets at beginning of year	$—	$—	$—
Employer contribution	113	113	114
Benefits paid	(113)	(113)	(114)

Fair value of plan assets at end of year	$—	$—	$—

Funded status at end of year	(3,306)	(2,652)	(2,494)
Unrecognized net actuarial loss	—	—	116
Unrecognized prior service cost	—	—	406

Accrued benefit cost	$(3,306)	$(2,652)	$(1,972)

Amounts recognized in Accumulated Other Comprehensive Income (“AOCI”), net of tax
Net loss	$49	$33	$—
Prior service cost	388	211	—

Amounts recognized in AOCI, net of tax	$437	$244	$—

Information for pension plans with an accumulated benefit obligation in excess of plan assets
Projected benefit obligation	$3,306	$2,652	$2,494
Accumulated benefit obligation	$3,306	$1,801	$1,823
Net periodic benefit cost
Service cost	$244	$198	$176
Interest cost	151	136	129
Amortization of prior service cost	42	43	44
Recognized net actuarial gain	(4)	(4)	—

Net periodic benefit cost	$433	$373	$349

Amounts in accumulated other comprehensive income expected to be recognized in net periodic benefit cost over next fiscal year
Net actuarial gain	$(3)	$(4)	$—
Net prior service cost	$64	$42	$—
Discount rate used for benefit obligation	5.75%	5.75%	5.50%
Discount rate used for net periodic benefit cost	5.75%	5.50%	5.75%
Rate of compensation increase	n/a	n/a	n/a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

See the table to follow for the incremental effect of applying SFAS No. 158 on individual line items within the consolidated balance sheets.

The following table illustrates the incremental effect of applying SFAS No. 158 for both the post retirement benefits and the supplemental executive retirement benefits on individual line items in the consolidated balance sheets on December 31, 2006 upon adoption of SFAS No. 158.

Incremental Effect of Applying SFAS No. 158 on Individual Line Items in the Consolidated Balance Sheets at December 31, 2006

	Before			After
	Application of	Adjustments		Application of
	SFAS No. 158	Post-Retirement	SERP	SFAS No. 158
	(Dollars in thousands )

Liability for post-retirement and SERP benefits	$3,384	$292	$420	$4,096
Deferred income taxes	3,158	(122)	(176)	2,860
Total liabilities	2,598,722	170	244	2,599,136
Accumulated other comprehensive loss	(5,277)	(170)	(244)	(5,691)
Total stockholders’ equity	230,197	(170)	(244)	229,783

Other Employee Benefits

The Bank maintains an incentive compensation plan in which senior management, and officers are eligible to participate at varying levels. The plan provides for awards based upon the attainment of a combination of Bank and individual performance objectives. In addition, the Bank from time to time has paid a discretionary bonus to non-officers of the bank. The expense for the incentive plans and the discretionary bonus amounted to $2.9 million, $2.5 million, and $2.9 million in 2007, 2006, and 2005, respectively.

The Bank amended its Profit Sharing Plan by converting it to an Employee Savings Plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Employee Savings Plan, participating employees may defer a portion of their pre-tax earnings, not to exceed the Internal Revenue Service annual contribution limits. The Bank matches 25% of each employee’s contributions up to 6% of the employee’s earnings. During 2005, the 401K Plan was amended to incorporate an Employee Stock Ownership Plan for contributions invested in the Company’s common stock. In 2007, 2006 and 2005, the expense for the 401K plan amounted to $378,000, $353,000, and $338,000, respectively.

The Company also maintains a deferred compensation plan for the Company’s Board of Directors. The Board of Directors is entitled to elect to defer their director’s fees until retirement. If the Director elects to do so, their compensation is invested in the Company’s stock and maintained within the Company’s Investment Management Group. The amount of compensation deferred in 2007, 2006, and 2005 was $134,000, $123,000, and $68,000, respectively. At December 31, 2007 the Company has 168,734 shares provided for the plan with a related liability of $2.0 million established within shareholders’ equity.

In 1998, the Bank purchased $30.0 million of BOLI. The Bank purchased these policies for the purpose of offsetting the Bank’s future obligations to its employees under its retirement and benefit plans. As discussed above under Supplemental Executive Retirement Plans, additional policies covering the Senior Executives of the Bank were added in 2003 and an additional $1.4 million of BOLI was purchased in January 2007. The total value of BOLI was $49.4 million and $45.8 million at December 31, 2007 and 2006, respectively. The Bank recorded BOLI income of $2.0 million in 2007, $3.3 million in 2006 of which $1.3 million were death benefit proceeds realized during the first quarter. The Bank recorded $1.8 million of BOLI income during 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(14) Other Non-Interest Expenses

Included in other non-interest expenses for each of the three years in the period ended December 31, 2007, 2006 and 2005 were the following:

	2007	2006	2005
	(Dollars in thousands)

Debit card & ATM processing	$1,035	$1,187	$940
Postage expense	1,110	1,056	1,006
Office supplies and printing	960	821	897
Exams and audits	893	805	785
Legal fees	665	665	641
Insurance — other	478	563	518
Recruitment	405	498	501
Business development	283	178	157
Loss on Community Reinvestment Act investment	18	142	137
Other non-interest expenses	7,888	7,982	7,641

TOTAL	$13,735	$13,897	$13,223

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reflects the book and fair value of financial instruments, including on-balance sheet and off-balance sheet instruments, as of December 31, 2007 and 2006.

	2007		2006
	Book Value	Fair Value	Book Value	Fair Value
	(Dollars in thousands)		(Dollars in thousands)

FINANCIAL ASSETS
Cash and Due From Banks	$67,416	$67,416	$62,773	$62,773	(a)
Federal Funds Sold and Assets Purchased Under Resale Agreement & Short Term Investments	—	—	75,518	75,518	(a)
Trading Assets	1,687	1,687	1,758	1,758	(b)
Securities Available For Sale	444,258	444,258	417,088	417,088	(b)
Securities Held To Maturity	45,265	45,663	76,747	78,038	(b)
Federal Home Loan Bank Stock	16,260	16,260	21,710	21,710	(c)
Net Loans	2,004,993	2,045,684	1,986,235	2,008,496	(d)
Loans Held For Sale	11,128	11,314	11,859	11,983	(b)
Mortgage Servicing Rights	2,073	2,073	2,439	2,439	(f)
Bank Owned Life Insurance	49,443	49,443	45,759	45,759	(b)
Accrued Interest Receivable	13,188	13,188	13,967	13,967	(a)
FINANCIAL LIABILITIES
Demand Deposits	471,164	471,164	490,036	490,036	(e)
Savings and Interest Checking Accounts	587,474	587,474	577,443	577,443	(e)
Money Market	435,792	435,792	455,737	455,737	(e)
Time Certificates of Deposit	532,180	531,572	567,128	563,339	(f)
Federal Home Loan Bank Borrowings	311,125	314,243	305,128	303,983	(f)
Federal Funds Purchased and Assets Sold Under Repurchase Agreements	138,603	136,742	108,248	108,084	(f)
Junior Subordinated Debentures	51,547	45,780	77,320	77,454	(g)
Treasury Tax and Loan Notes	3,069	3,069	2,953	2,953	(a)
Accrued Interest Payable	3,590	3,590	3,402	3,402	(a)
UNRECOGNIZED FINANCIAL INSTRUMENTS
Standby Letters of Credit	—	115	—	62	(h)
FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET NOTIONAL AMOUNTS
Interest Rate Swap Agreements	(2,189)	(2,189)	1,154	1,154	(b)
Interest Rate Cap Agreements	79	79	1,284	1,284	(b)
Forward Commitments to Sell Loans	5	5	60	60	(b)
Commitments to Originate Fixed Rate Mortgage Loans Intended for Sale	286	286	93	93	(b)

(a)	Book value approximates fair value due to short term nature of these instruments.

(b)	The fair value values presented are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments and/or discounted cash flow analyses.

(c)	Federal Home Loan Bank stock is redeemable at cost.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(d)	The fair value of loans was estimated by discounting anticipated future cash flows using (which are adjusted for prepayment estimates) current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

(e)	Fair value is presented as equaling book value. SFAS No. 107 requires that deposits which can be withdrawn without penalty at any time be presented at such amount without regard to the inherent value of such deposits and the Bank’s relationship with such depositors.

(f)	Fair value was determined by discounting anticipated future cash payments using rates currently available for instruments with similar remaining maturities.

(g)	Fair value was determined based upon market prices of securities with similar terms and maturities.

(h)	Fair value was determined using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit worthiness of customers.

(16)	Commitments and Contingencies

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

Off-balance sheet financial instruments whose contractual amounts present credit risk include the following at December 31, 2007 and 2006.

	2007	2006
	(Dollars in thousands)
Commitments to extend credit:
Fixed rate	$20,871	$8,090
Adjustable rate	4,110	1,144
Unused portion of existing credit lines	553,706	481,708
Unadvanced construction loans	67,924	62,055
Standby letters of credit	10,949	8,318
Interest rate swaps — notional value	85,000	110,000
Interest rate caps — notional value	100,000	100,000

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As a component of its asset/liability management activities intended to control interest rate exposure, the Bank has entered into certain hedging transactions. Interest rate swap agreements represent transactions, which involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal amounts.

At December 31, 2007 and December 31, 2006 the Company had interest rate swaps, designated as “cash flow” hedges. The purpose of these interest rate swaps and interest rate caps is to hedge the variability in the cash outflows of LIBOR-based borrowings attributable to changes in interest rates. The table below shows interest rate derivatives the Company held as of December 31, 2007 and December 31, 2006:

	Interest Rate Derivatives
	As of December 31, 2007
					Receive		Pay Fixed	Market Value
	Notional	Trade	Effective	Maturity	(Variable)	Current Rate	Swap Rate/	at December 31,
	Amount	Date	Date	Date	Index	Received	Cap Strike Rate	2007
	(Dollars in thousands)

Interest Rate Swaps
	$35,000	18-Jan-05	20-Jan-05	20-Jan-10	3 Month LIBOR	5.18%	4.06%	$(208)
	$25,000	16-Feb-06	28-Dec-06	28-Dec-16	3 Month LIBOR	4.99%	5.04%	$(987)
	$25,000	16-Feb-06	28-Dec-06	28-Dec-16	3 Month LIBOR	4.99%	5.04%	$(994)

Total	$85,000						Total	$(2,189)
Interest Rate Caps
	$100,000	27-Jan-05	31-Jan-05	31-Jan-08	3 Month LIBOR	4.96%	4.00%	$79

Grand Total	$185,000						Grand Total	$(2,110)

	As of December 31, 2006
					Receive		Pay Fixed	Market Value
	Notional	Trade	Effective	Maturity	(Variable)	Current Rate	Swap Rate/	at December 31,
	Amount	Date	Date	Date	Index	Received	Cap Strike Rate	2006

Interest Rate Swaps

	$25,000	16-Jan-04	21-Jan-04	21-Jan-07	3 Month LIBOR	5.37%	2.49%	$47
	$35,000	18-Jan-05	20-Jan-05	20-Jan-10	3 Month LIBOR	5.37%	4.06%	$936
	$25,000	16-Feb-06	28-Dec-06	28-Dec-16	3 Month LIBOR	5.36%	5.04%	$82
	$25,000	16-Feb-06	28-Dec-06	28-Dec-16	3 Month LIBOR	5.36%	5.04%	$89

Total	$110,000						Total	$1,154
Interest Rate Caps
	$100,000	27-Jan-05	31-Jan-05	31-Jan-08	3 Month LIBOR	5.38%	4.00%	$1,284

Grand Total	$210,000						Grand Total	$2,438

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

As a result of interest rate swaps, the Bank realized income of $1.6 million, $3.1 million, and $884,000 for the years ended December 31, 2007, 2006, and 2005, respectively. There was no impact on income as a result of hedge ineffectiveness associated with interest rate swaps or caps.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Gains of $237,000 and $215,000 were realized against interest expense in the first quarter of 2006 and the third quarter of 2005, respectively, associated with the sale of these interest rate swaps.

During 2002, the Company sold interest rate swaps resulting in gross gains of $7.1 million. The gain was deferred and is being amortized over the lives of the hedged items. The deferred gain is classified in accumulated other comprehensive loss, net of tax, as a component of equity with the accretion of the deferred gains recognized into earnings. At December 31, 2007, there are no longer any such deferred gains included in accumulated other comprehensive income it has been fully recognized. At December 31, 2006, there were $245,000 gross, or $142,000, net of tax, of such deferred gains included in other accumulated comprehensive loss.

Entering into interest rate swap agreements, including interest rate caps, involves both the credit risk of dealing with counterparties and their ability to meet the terms of the contracts and interest rate risk. While notional principal amounts are generally used to express the volume of these transactions, the amounts potentially subject to credit risk are smaller due to the structure of the agreements. The Bank is a direct party to these agreements that provide for net settlement between the Bank and the counterparty on a monthly, quarterly or semiannual basis. Should the counterparty fail to honor the agreement, the Bank’s credit exposure is limited to the net settlement amount. The Bank had a net receivable of $283,000 at December 31, 2007 and of $506,000 at December 31, 2006.

Leases

The Company leased equipment, office space, space for ATM locations, and certain branch locations under non-cancelable operating leases. The following is a schedule of minimum future lease commitments under such leases as of December 31, 2007:

Lease
Years	Commitments
(Dollars in thousands)

2008	$2,947
2009	2,704
2010	2,301
2011	1,666
2012	1,375
Thereafter	6,067

Total future minimum rentals	$17,060

Rent expense incurred under operating leases was approximately $3.1 million in 2007, $2.8 million in 2006 and $2.9 million in 2005. Renewal options ranging from 3 to 20 years exist for several of these leases. The Company has entered into lease agreements with related third parties on substantially the same terms as those prevailing at the time for comparable transactions with unrelated parties. Rent expense incurred under related party leases was approximately $765,000 in 2007, $796,000 in 2006 and $763,000 in 2005.

Other Contingencies

As previously described in Item 3 Legal Proceedings, in September 2007 Computer Associates filed a motion in the CA Case requesting an award of $1,160,586.81 in attorney fees and costs. Rockland Trust believes that it has meritorious defenses to that motion and has opposed it. The judge in the CA Case has not yet rendered a decision with respect to Computer Associates’ request for an award of attorney fees and costs.

At December 31, 2007, there were also other lawsuits pending that arose in the ordinary course of business. Management has reviewed these other actions with legal counsel and has taken into consideration the view of counsel as to the outcome of the litigation. In the opinion of management, final disposition of these other lawsuits is not expected to have a material adverse effect on the Company’s financial position or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Bank is required to maintain certain reserve requirements of vault cash and/or deposits with the Federal Reserve Bank of Boston. The amount of this reserve requirement was $12.5 million and $10.7 million at December 31, 2007 and 2006, respectively.

On April 1, 2007 the Fannie Mae (“FNMA”) Master Commitment to sell and deliver mortgage loans was executed with an expiration date of March 31, 2008 for $10.0 million (all of which is optional to the Company). As of December 31, 2007, there is no Master Agreement in place with Federal Home Loan Mortgage Corporation (“FHLMC”), nor is there a plan to put one in place.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2007 that the Company and the Bank met all capital adequacy requirements to which they are subject.

Banking regulators adopted quantitative measures which assign risk weightings to assets and off-balance sheet items and also define and set minimum regulatory capital requirements (risk-based capital ratios). Banks are required to have core capital (Tier 1) of at least 4% of risk-weighted assets, total capital of at least 8% of risk-weighted assets and a minimum Tier 1 leverage ratio of 3% of adjusted quarterly average assets. Tier 1 capital consists principally of shareholders’ equity, including qualified perpetual preferred stock but excluding unrealized gains and losses on securities available for sale, less goodwill and certain other intangibles. Total capital consists of Tier 1 capital plus certain debt instruments and the reserve for credit losses, subject to limitations. Failure to meet certain capital requirements can initiate certain actions by regulators that, if undertaken, could have a direct material effect on Independent Bank Corp. and the Consolidated Financial Statements. The regulations also define well-capitalized levels of Tier 1, total capital and Tier 1 leverage as 6%, 10% and 5%, respectively. At December 31, 2007 and 2006, Independent Bank Corp. and Rockland Trust Company were “well capitalized,” as defined, and in compliance with all applicable regulatory capital requirements. There were no conditions or events since December 31, 2007 that management believes would cause a change in our well-capitalized status.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s and the Bank’s actual capital amounts and ratios are also presented in the table.

						To be Well Capitalized
						Under Prompt
			For Capital			Corrective Action
	Actual		Adequacy Purposes			Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(Dollars in thousands)

As of December 31, 2007:
Company: (Consolidated)
Total capital (to risk weighted assets)	$240,862	11.52%	$167,284	≥	8.0%	N/A		N/A
Tier 1 capital (to risk weighted assets)	214,715	10.27	83,642	≥	4.0	N/A		N/A
Tier 1 capital (to average assets)	214,715	8.02	107,079	≥	4.0	N/A		N/A
Bank:
Total capital (to risk weighted assets)	$240,197	11.47%	$167,491	≥	8.0%	$209,364	≥	10.0%
Tier 1 capital (to risk weighted assets)	214,018	10.22	83,745	≥	4.0	125,618	≥	6.0
Tier 1 capital (to average assets)	214,018	8.00	107,036	≥	4.0	133,795	≥	5.0
As of December 31, 2006:
Company: (Consolidated)
Total capital (to risk weighted assets)	$254,581	12.30%	$165,584	≥	8.0%	N/A		N/A
Tier 1 capital (to risk weighted assets)	228,695	11.05	82,792	≥	4.0	N/A		N/A
Tier 1 capital (to average assets)	228,695	8.05	113,615	≥	4.0	N/A		N/A
Bank:
Total capital (to risk weighted assets)	$241,570	11.67%	$165,550	≥	8.0%	$206,938	≥	10.0%
Tier 1 capital (to risk weighted assets)	215,691	10.42	82,775	≥	4.0	124,163	≥	6.0
Tier 1 capital (to average assets)	215,691	7.60	113,475	≥	4.0	141,844	≥	5.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(18)	Selected Quarterly Financial Data (Unaudited)

	First		Second		Third		Fourth
	Quarter		Quarter		Quarter		Quarter
	2007	2006	2007	2006	2007	2006	2007	2006
	(Dollars in thousands, except per share data)

INTEREST INCOME	$40,124	$40,701	$39,603	$41,207	$39,852	$42,809	$40,160	$42,975
INTEREST EXPENSE	16,135	14,395	16,170	15,398	15,582	16,980	15,669	18,265

NET INTEREST INCOME	$23,989	$26,306	$23,433	$25,809	$24,270	$25,829	$24,491	$24,710

PROVISION FOR LOAN LOSSES	891	750	584	350	300	530	1,355	705
NON-INTEREST INCOME	7,792	6,787	8,039	7,222	7,720	7,049	8,499	7,345
NET (LOSS)/GAIN ON SECURITIES	—	(1,769)	—	—	—	—	—	(1,392)
BOLI DEATH BENEFIT PROCEEDS	—	1,316	—	—	—	—	—	—
NON-INTEREST EXPENSES	21,452	20,384	23,266	20,646	21,206	19,973	22,007	20,155
RECOVERY ON WORLDCOM BOND CLAIM	—	—	—	—	—	—	—	(1,892)
PROVISION FOR INCOME TAXES	2,812	3,602	1,908	3,745	2,172	3,819	1,898	3,594

NET INCOME	$6,626	$7,904	$5,714	$8,290	$8,312	$8,556	$7,730	$8,101

BASIC EARNINGS PER SHARE	$0.46	$0.52	$0.41	$0.55	$0.60	$0.58	$0.56	$0.55

DILUTED EARNINGS PER SHARE	$0.45	$0.51	$0.40	$0.55	$0.60	$0.58	$0.56	$0.54

Weighted average common shares (Basic)	14,466,489	15,343,807	14,101,468	14,999,127	13,787,598	14,696,065	13,734,231	14,681,644
Common stock equivalents	163,984	153,624	129,796	162,747	112,455	178,433	106,423	198,499
Weighted average common shares (Diluted)	14,630,473	15,497,431	14,231,264	15,161,874	13,900,053	14,874,498	13,840,654	14,880,143

(19)	Parent Company Financial Statements

Condensed financial information relative to the Parent Company’s balance sheets at December 31, 2007 and 2006 and the related statements of income and cash flows for the years ended December 31, 2007, 2006, and 2005 are presented below. The statement of stockholders’ equity is not presented below as the parent company’s stockholders’ equity is that of the consolidated Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

BALANCE SHEETS

	At December 31,
	2007	2006
	(Dollars in thousands)

Assets:
Cash*	$3,463	$38,804
Investments in subsidiaries*	272,464	269,775
Deferred tax asset	1,031	242
Deferred stock issuance costs	68	981
Interest Rate Derivatives	—	170
Other assets	584	12

Total assets	$277,610	$309,984

Liabilities and Stockholders’ Equity:
Dividends payable	$2,339	$2,352
Junior subordinated debentures	51,547	77,320
Accrued federal income taxes	1,139	471
Interest Rate Derivatives	1,981	—
Other liabilities	139	58

Total liabilities	57,145	80,201
Stockholders’ equity	220,465	229,783

Total liabilities and stockholders’ equity	$277,610	$309,984

*	Eliminated in consolidation

STATEMENTS OF INCOME

	Years Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

Income:
Dividends received from subsidiaries	$30,117	$35,168	$22,609
Interest income	227	95	36

Total income	30,344	35,263	22,645

Expenses:
Interest expense	5,362	5,504	4,469
Other expenses	—	356	359

Total expenses	5,362	5,860	4,828

Income before income taxes and equity in undistributed income of subsidiaries	24,982	29,403	17,817
Equity in undistributed income of subsidiaries	1,539	1,713	13,703
Income tax benefit	1,860	1,735	1,685

Net income	$28,381	$32,851	$33,205

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$28,381	$32,851	$33,205
ADJUSTMENTS TO RECONCILE NET INCOME
TO CASH PROVIDED FROM OPERATING ACTIVITIES:
Increase in other assets	(468)	(56)	(117)
Increase in other liabilities	750	39	5
Equity in undistributed income of subsidiaries	(1,539)	(1,713)	(13,703)

NET CASH PROVIDED FROM OPERATING ACTIVITIES	27,124	31,121	19,390

CASH FLOWS USED IN INVESTING ACTIVITIES:
Capital Investment in subsidiary-Independent Capital Trust V	—	(1,547)	—
Redemption of Common Stock In Independent Capital Trust III	773	—	—
Redemption of Common Stock In Independent Capital Trust IV	773	—	—

NET CASH PROVIDED FROM (USED IN) INVESTING ACTIVITIES	1,546	(1,547)	—

CASH FLOWS USED IN FINANCING ACTIVITIES:
Proceeds from stock issued and stock options exercised	1,029	1,344	1,072
Issuance of junior subordinated debentures	—	51,547	—
Redemption of junior subordinated debentures	(25,773)	(25,773)	—
Amortization/write-off of issuance costs	924	1,083	88
Payments for purchase of common stock	(30,696)	(24,826)	—
Dividends paid	(9,495)	(9,482)	(9,067)

NET CASH USED IN FINANCING ACTIVITIES	(64,011)	(6,107)	(7,907)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(35,341)	23,467	11,483
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE YEAR	38,804	15,337	3,854

CASH AND CASH EQUIVALENTS AT THE END OF THE YEAR	$3,463	$38,804	$15,337

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Income taxes	$—	$—	$—
Interest on junior subordinated debentures	$4,324	$4,324	$4,324
Interest on borrowings	$114	$—	$—
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Change in fair value of derivatives, net of tax	$(1,248)	$99	$—

(20)	Subsequent Event

Acquisition  On March 1, 2008, the Company successfully completed its acquisition of Slade’s Ferry Bancorp., parent of Slades Bank. In accordance with Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” the acquisition was accounted for under the purchase method of accounting and, as such, will be included in the results of operations from the date of acquisition. The Company issued 2,492,854 shares of common stock in connection with the acquisition. The value of the common stock, $30.586, was determined based on the average closing price of the Company’s shares over a five day period including the two days preceding the announcement date of the acquisition, the announcement date of the acquisition and the two days subsequent the announcement date of the acquisition. The Company also paid cash of $25.9 million, for total consideration of $102.2 million.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of year-end December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of year-end December 31, 2007.

Independent Bank Corp.’s independent registered public accounting firm has issued a report on the Company’s internal control over financial reporting. That report appears below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Independent Bank Corp.:

We have audited Independent Bank Corp.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Independent Bank Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the effectiveness of Independent Bank Corp.’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control, based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Independent Bank Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Independent Bank Corp. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated March 7, 2008 expressed an unqualified opinion on those consolidated financial statements.

Boston, MA
March 7, 2008

Item 9A(T).	Controls and Procedures

N/A

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required herein is incorporated by reference from the Company’s proxy statement (the “Definitive Proxy Statement”) relating to its April 17, 2008 Annual Meeting of Stockholders that will be filed with the Commission within 120 days following the fiscal year end December 31, 2007.

Item 11.	Executive Compensation

The information required herein is incorporated by reference to “Executive Compensation” in the Definitive Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2007 about the securities authorized for issuance under our equity compensation plans, consisting of our 1996 Director Stock Plan, our 1997 Employee Stock Option Plan, our 2005 Employee Stock Plan (“the 2005 Plan”), and our 2006 Non-Employee Director Stock Plan (“the 2006 Plan”). Our shareholders previously approved each of these plans and all amendments that were subject to shareholder approval. We have no other equity compensation plans that have not been approved by shareholders.

Equity Compensation Plans

Number of
Securities
Remaining
Available
	Number of	Weighted-	for Future Issuance
	Securities to be	Average	Under Equity
	Issued upon	Exercise Price of	Compensation
	Exercise of	Outstanding	Plans
	Outstanding	Options	(Excluding
	Options, Warrants	Warrants and	Securities Reflected
Equity Compensation Plan Category	and Rights	Rights	in Column (a))
	(a)	(b)	(c)

Plans approved by security holders	886,257	$27.69	565,215	(1)
Plans not approved by security holders	—	—	—

Total	886,257	$27.69	565,215

(1)	There are no shares available for future issuance under the 1996 Director Stock Plan or the 1997 Employee Stock Option Plan, 535,615 shares are available for future issuance under the 2005 Employee Stock Plan, and 29,600 shares are available for future issuance under the 2006 Non-Employee Director Stock Plan. Shares under the 2005 and 2006 Plans may be issued as non-qualified stock options or restricted stock awards.

The information required herein by Item 403 of Regulation S-K regarding the security ownership of management and certain beneficial owners is incorporated by reference from the Definitive Proxy Statement.

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

Management’s Report on Internal Control over Financial Reporting.

Reports of Independent Registered Public Accounting Firm.

Consolidated balance sheets as of December 31, 2007 and 2006.

Consolidated statements of income for each of the years in the three-year period ended December 31, 2007.

Consolidated statements of stockholders’ equity for each of the years in the three-year period ended December 31, 2007.

Consolidated statements of comprehensive income for each of the years in the three-year period ended December 31, 2007.

Consolidated statements of cash flows for each of the years in the three-year period ended December 31, 2007.

Notes to Consolidated Financial Statements.

(2) All schedules for which provision is made in the applicable accounting regulations of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

(3) The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

EXHIBITS INDEX

No.		Exhibit

3	.(i)	Restated Articles of Organization, as amended as of February 10, 2005, incorporated by reference to the Company’s Form 8-K filed on May 18, 2005.
3	.(ii)	Amended and Restated Bylaws of the Company, as amended as of February 10, 2005, incorporated by reference to the Company’s Form 8-K filed on May 18, 2005.
4.1		Specimen Common Stock Certificate, incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 1992.
4.2		Specimen preferred Stock Purchase Rights Certificate, incorporated by reference to the Company’s Form 8-A Registration Statement filed by the Company on November 5, 2001.
4.3		Indenture of Registrant relating to the 8.375% Junior Subordinated Debentures issued to Independent Capital Trust IV, incorporated by reference to the Form 8-K filed by the Company on April 18, 2002.
4.4		Form of Certificate of 8.375% Junior Subordinated Debenture (included as Exhibit A to Exhibit 4.3).
4.5		Amended and Restated Declaration of Trust for Independent Capital Trust IV, incorporated by reference to the Form 8-K filed by the Company on April 18, 2002.
4.6		Form of Preferred Security Certificate for Independent Capital Trust IV (included as Exhibit D to Exhibit 4.5).
4.7		Preferred Securities Guarantee Agreement of Independent Capital Trust IV, incorporated by reference to the Form 8-K filed by the Company on April 18, 2002.
4.8		Indenture of Registrant relating the Junior Subordinated Debt Securities issued to Independent Capital Trust V is incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2006, filed by the Company on February 28, 2007.
4.9		Form of Certificate of Junior Subordinated Debt Security for Independent Capital Trust V (included as Exhibit A to Exhibit 4.8).
4.10		Amended and Restated Declaration of Trust for Independent Capital Trust V is incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2006, filed by the Company on February 28, 2007.
4.11		Form of Capital Security Certificate for Independent Capital Trust V (included as Exhibit A-1 to Exhibit 4.10).
4.12		Guarantee Agreement relating to Independent Capital Trust V is incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2006, filed by the Company on February 28, 2007.
4.13		Forms of Capital Securities Purchase Agreements for Independent Capital Trust V is incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2006, filed by the Company on February 28, 2007.
10.1		Independent Bank Corp. 1996 Non-Employee Directors’ Stock Option Plan (Management contract under Item 601 (10)(iii)(A)). Incorporated by reference to the Company’s Definitive Proxy Statement for the 1996 Annual Meeting of Stockholders filed with the Commission on March 19, 1996.
10.2		Independent Bank Corp. 1997 Employee Stock Option Plan (Management contract under Item 601 (10)(iii)(A)). Incorporated by reference to the Company’s Definitive Proxy Statement for the 1997 Annual Meeting of Stockholders filed with the Commission on March 20, 1997.
10.3		Independent Bank Corp. 2005 Employee Stock Plan incorporated by reference to Form S-8 filed by the Company on July 28, 2005.
10.4		Renewal Rights Agreement noted as of September 14, 2000 by and between the Company and Rockland, as Rights Agent (Exhibit to Form 8-K filed on October 23, 2000).
10.5		Independent Bank Corp. Deferred Compensation Program for Directors (restated as amended as of December 1, 2000). Incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2000.
10.6		Master Securities Repurchase Agreement, incorporated by reference to Form S-1 Registration Statement filed by the Company on September 18, 1992.

No.	Exhibit

10.7	First Amended and Restated Employment Agreement between Christopher Oddleifson and the Company and Rockland Trust dated April 14, 2005 is filed as an exhibit under the Form 8-K filed on April 14, 2005.
10.8	Revised employment agreements between Raymond G. Fuerschbach, Edward F. Jankowski, Ferdinand T. Kelley, Jane L. Lundquist, Edward H. Seksay and Denis K. Sheahan and the Company and Rockland Trust (Management Contracts under Item 601 (10)(iii)(A)) dated December 6, 2004 are filed as an exhibit under the Form 8-K filed on December 9, 2004.
10.9	Amended employment agreement with Ferdinand T. Kelley filed as an exhibit under the 8-K filed on March 16, 2007.
10.10	Employment Agreement with Gerald Nadeau filed as an exhibit under the 8-K filed on December 14, 2007.
10.11	Options to acquire shares of the Company’s Common Stock pursuant to the Independent Bank Corp. 1997 Employee Stock Option Plan were awarded to Christopher Oddleifson, Raymond G. Fuerschbach, Edward F. Jankowski, Ferdinand T. Kelley, Jane L. Lundquist, Edward H. Seksay and Denis K. Sheahan pursuant to option agreements dated December 9, 2004. The form of these option agreements were filed as exhibits under the Form 8-K filed on December 15, 2004.
10.12	On-Site Outsourcing Agreement by and between Fidelity Information Services, Inc. and Independent Bank Corp., effective as of November 1, 2004. Incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2004 filed on March 4, 2005. (PLEASE NOTE: Portions of this contract, and its exhibits and attachments, have been omitted pursuant to a request for confidential treatment sent on March 4, 2005 to the Securities and Exchange Commission. The locations where material has been omitted are indicated by the following notation: “{****}”. The entire contract, in unredacted form, has been filed separately with the Commission with the request for confidential treatment.)
10.13	New Markets Tax Credit program Allocation Agreement between the Community Development Financial Institutions Fund of the United States Department of the Treasury and Rockland Community Development with an Allocation Effective Date of September 22, 2004 is filed as an exhibit under the Form 8-K filed on October 14, 2004.
10.14	Options to acquire shares of the Company’s Common Stock pursuant to the Independent Bank Corp. 2005 Employee Stock Plan were awarded to Christopher Oddleifson, Raymond G. Fuerschbach, Edward F. Jankowski, Ferdinand T. Kelley, Jane L. Lundquist, Edward H. Seksay, and Denis K. Sheahan pursuant to option agreements dated December 15, 2005. The form of option agreements used for these awards were filed as exhibits under the Form 8-K filed on December 20, 2005.
10.15	Independent Bank Corp. 2006 Non-Employee Director Stock Plan incorporated by reference to Form S-8 filed by the Company on April 17, 2006.
10.16	Independent Bank Corp. Stock Option Agreement for Non-Employee Director is filed as an exhibit under the Form 10-Q filed on May 9, 2006.
10.17	Independent Bank Corp. Restricted Stock Agreement for Non-Employee Director is filed as an exhibit under the Form 10-Q filed on May 9, 2006.
10.18	New Markets Tax Credit program Allocation Agreement between the Community Development Financial Institutions Fund of the United States Department of the Treasury and Rockland Community Development with an Allocation Effective Date of January 9, 2007 is incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2006, filed by the Company on February 28, 2007.
10.19	Independent Bank Corp. and Rockland Trust Company 2007 Executive Officer Performance Incentive Plan (the “2007 Executive Incentive Plan”) (Management contract under Item 601 (10)(iii)(A)). Incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2006, filed by the Company on February 28, 2007. (PLEASE NOTE: Portions of the 2007 Executive Incentive Plan, and its exhibits and attachments, have been omitted pursuant to a request for confidential treatment sent on March 1, 2007 to the Securities and Exchange Commission. The locations where material has been omitted are indicated by the following notation: “{****}”. The entire 2007 Executive Incentive Plan, in unredacted form, has been filed separately with the Commission with the request for confidential treatment.)
10.20	Agreement and Plan of Merger to acquire Slade’s Ferry Bancorp. is incorporated by reference to the Form 8-K filed on October 12, 2007.

No.	Exhibit

21	Subsidiaries of the Registrant, incorporated by reference to Form S-3 Registration Statement filed by the Company on October 28, 1999.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Section 302 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.
31.2	Section 302 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.
32.1	Section 906 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.
32.2	Section 906 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.

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

Date: February 14, 2008

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

/s/ Richard S. Anderson Richard S. Anderson	Director	Date: February 14, 2008

/s/ Benjamin A. Gilmore, II Benjamin A. Gilmore, II	Director	Date: February 14, 2008

/s/ Kevin J. Jones Kevin J. Jones	Director	Date: February 14, 2008

/s/ Donna A. Lopolito Donna A. Lopolito	Director	Date: February 14, 2008

/s/ Eileen C. Miskell Eileen C. Miskell	Director	Date: February 14, 2008

/s/ Christopher Oddleifson Christopher Oddleifson	Director CEO/President	Date: February 14, 2008

/s/ Richard H. Sgarzi Richard H. Sgarzi	Director	Date: February 14, 2008

/s/ John H. Spurr, Jr. John H. Spurr, Jr.	Director	Date: February 14, 2008

/s/ Robert D. Sullivan Robert D. Sullivan	Director	Date: February 14, 2008

/s/ Brian S. Tedeschi Brian S. Tedeschi	Director	Date: February 14, 2008

/s/ Thomas J. Teuten Thomas J. Teuten	Director and Chairman of the Board	Date: February 14, 2008

/s/ Denis K. Sheahan Denis K. Sheahan	Chief Financial Officer and Treasurer (principal financial and accounting officer)	Date: February 14, 2008