Form 10-Q
period 2008-03-31
INDEPENDENT BANK CORP
filed 2008-05-09
CIK 776901

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     As of May 1, 2008, there were 16,268,126 shares of the issuer’s common stock outstanding, par value $0.01 per share.

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
INDEPENDENT BANK CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited- Dollars in Thousands, Except Share and Per Share Amounts)

	March 31,	December 31,
	2008	2007

ASSETS
CASH AND DUE FROM BANKS	$80,598	$67,416
SECURITIES
TRADING ASSETS	3,305	1,687
SECURITIES AVAILABLE FOR SALE	419,491	444,258
SECURITIES HELD TO MATURITY (fair value $39,343 and $45,663)	39,335	45,265
FEDERAL HOME LOAN BANK STOCK	24,603	16,260

TOTAL SECURITIES	486,734	507,470

LOANS
COMMERCIAL AND INDUSTRIAL	259,430	190,522
COMMERCIAL REAL ESTATE	1,030,085	797,416
COMMERCIAL CONSTRUCTION	163,785	133,372
BUSINESS BANKING	73,853	69,977
RESIDENTIAL REAL ESTATE	426,674	323,847
RESIDENTIAL CONSTRUCTION	7,622	6,115
RESIDENTIAL LOANS HELD FOR SALE	15,577	11,128
CONSUMER — HOME EQUITY	355,367	308,744
CONSUMER — AUTO	147,232	156,006
CONSUMER — OTHER	44,317	45,825

TOTAL LOANS	2,523,942	2,042,952
LESS: ALLOWANCE FOR LOAN LOSSES	(32,609)	(26,831)

NET LOANS	2,491,333	2,016,121

BANK PREMISES AND EQUIPMENT, NET	51,559	39,085
GOODWILL	116,566	58,296
IDENTIFIABLE INTANGIBLE ASSETS	10,825	2,115
MORTGAGE SERVICING RIGHTS	1,961	2,073
BANK OWNED LIFE INSURANCE	62,793	49,443
OTHER REAL ESTATE OWNED	1,019	681
OTHER ASSETS	26,843	25,713

TOTAL ASSETS	$3,330,231	$2,768,413

LIABILITIES AND STOCKHOLDERS’ EQUITY
DEPOSITS
DEMAND DEPOSITS	$549,581	$471,164
SAVINGS AND INTEREST CHECKING ACCOUNTS	686,808	587,474
MONEY MARKET	484,634	435,792
TIME CERTIFICATES OF DEPOSIT OVER $100,000	291,072	187,446
OTHER TIME CERTIFICATES OF DEPOSIT	444,850	344,734

TOTAL DEPOSITS	2,456,945	2,026,610

FEDERAL HOME LOAN BANK BORROWINGS	332,105	311,125
FEDERAL FUNDS PURCHASED AND ASSETS SOLD UNDER REPURCHASE AGREEMENTS	138,633	138,603
JUNIOR SUBORDINATED DEBENTURES	61,857	51,547
OTHER BORROWINGS	10,516	3,069

TOTAL BORROWINGS	543,111	504,344

OTHER LIABILITIES	29,518	16,994

TOTAL LIABILITIES	$3,029,574	$2,547,948

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
PREFERRED STOCK, $0.01 par value. Authorized: 1,000,000 Shares Outstanding: None	$—	$—
COMMON STOCK, $0.01 par value. Authorized: 30,000,000 Shares Issued and Outstanding: 16,266,126 Shares at March 31, 2008 and 13,746,711 Shares at December 31, 2007	163	137
SHARES HELD IN RABBI TRUST AT COST 166,475 Shares at March 31, 2008 and 168,734 Shares at December 31, 2007	(2,066)	(2,012)
DEFERRED COMPENSATION OBLIGATION	2,066	2,012
ADDITIONAL PAID IN CAPITAL	137,054	60,632
RETAINED EARNINGS	168,383	164,565
ACCUMULATED OTHER COMPREHENSIVE LOSS, NET OF TAX	(4,943)	(4,869)

TOTAL STOCKHOLDERS’ EQUITY	300,657	220,465

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,330,231	$2,768,413

The accompanying notes are an integral part of these consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited — Dollars in Thousands, Except Share and Per Share Data)

	THREE MONTHS ENDED
	March 31,
	2008	2007

INTEREST INCOME
Interest on Loans	$35,168	$33,700
Taxable Interest and Dividends on Securities	5,414	5,416
Non-taxable Interest and Dividends on Securities	478	564
Interest on Federal Funds Sold and Short-Term Investments	19	444

Total Interest and Dividend Income	41,079	40,124

INTEREST EXPENSE
Interest on Deposits	10,315	11,094
Interest on Borrowings	4,999	5,041

Total Interest Expense	15,314	16,135

Net Interest Income	25,765	23,989

PROVISION FOR LOAN LOSSES	1,342	891

Net Interest Income After Provision For Loan Losses	24,423	23,098

NON-INTEREST INCOME
Service Charges on Deposit Accounts	3,635	3,409
Wealth Management	2,676	1,814
Mortgage Banking Income, Net	1,114	774
Bank Owned Life Insurance Income	520	488
Net Loss on Sales of Securities Available for Sale	(609)	—
Other Non-Interest Income	902	1,307

Total Non-Interest Income	8,238	7,792

NON-INTEREST EXPENSE
Salaries and Employee Benefits	14,143	13,152
Occupancy and Equipment Expenses	2,903	2,554
Data Processing and Facilities Management	1,284	1,088
Merger & Acquisition Expenses	744	—
Advertising Expense	536	329
WorldCom Bond Loss Recovery	(418)	—
Other Non-Interest Expense	4,840	4,329

Total Non-Interest Expense	24,032	21,452

INCOME BEFORE INCOME TAXES	8,629	9,438
PROVISION FOR INCOME TAXES	2,321	2,812

NET INCOME	$6,308	$6,626

BASIC EARNINGS PER SHARE	$0.44	$0.46

DILUTED EARNINGS PER SHARE	$0.44	$0.45

Weighted average common shares (Basic)	14,386,845	14,466,489
Common share equivalents	73,133	163,984

Weighted average common shares (Diluted)	14,459,978	14,630,473

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited — Dollars in Thousands, Except Per Share Data)

							ACCUMULATED
	COMMON		SHARES	DEFERRED	ADDITIONAL		OTHER
	SHARES	COMMON	HELD IN	COMPENSATION	PAID-IN	RETAINED	COMPREHENSIVE
	OUTSTANDING	STOCK	RABBI TRUST	OBLIGATION	CAPITAL	EARNINGS	(LOSS)	TOTAL

BALANCE DECEMBER 31, 2006	14,686,481	147	(1,786)	$1,786	$60,181	$175,146	($5,691)	$229,783

Net Income						28,381		28,381
Cash Dividends Declared ($0.68 per share)						(9,482)		(9,482)
Purchase of Common Stock	(1,000,000)	(10)				(30,686)		(30,696)
Proceeds From Exercise of Stock Options	56,037	—				1,029		1,029
Tax Benefit Related to Equity Award Activity					65			65
Equity Based Compensation					391			391
Restricted Shares Issued	4,193				(5)			(5)
Change in Fair Value of Derivatives During Period, Net of Tax, and Realized Gains							(2,408)	(2,408)
Deferred Compensation Obligation			(226)	226				—
Cumulative Effect of Accounting Change						177		177
Amortization of Prior Service Cost							(92)	(92)
Change in Unrealized Gain on Securities Available For Sale, Net of Tax and Realized Gains							3,322	3,322

BALANCE DECEMBER 31, 2007	13,746,711	137	(2,012)	$2,012	$60,632	$164,565	($4,869)	$220,465

Net Income						6,308		6,308
Cash Dividends Declared ($0.18 per share)						(2,931)		(2,931)
Common Stock Issued for Acquisition	2,492,195	25			76,203			76,228
Proceeds From Exercise of Stock Options	27,220	1		—		441		442
Tax Benefit Related to Equity Award Activity					122			122
Equity Based Compensation					97			97
Restricted Shares Issued								—
Change in Fair Value of Derivatives During Period, Net of Tax, and Realized Gains							(1,950)	(1,950)
Deferred Compensation Obligation			(54)	54				—
Cumulative Effect of Accounting Change								—
Amortization of Prior Service Cost							42	42
Change in Unrealized Gain on Securities Available For Sale, Net of Tax and Realized Gains							1,834	1,834

BALANCE MARCH 31, 2008	16,266,126	163	(2,066)	$2,066	$137,054	$168,383	($4,943)	$300,657

The accompanying notes are an integral part of these consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unadited — Dollars In Thousands)

	THREE MONTHS ENDED
	MARCH 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$6,308	$6,626
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED FROM OPERATING ACTIVITIES:
Depreciation and amortization	1,434	1,651
Provision for loan losses	1,342	891
Deferred income tax (benefit) expense	(911)	10
Loans originated for resale	75,866	(43,324)
Proceeds from mortgage loan sales	(80,064)	43,046
Net gain on sale of mortgages	(251)	(175)
Net loss on sale of investments	609	—
Loss on Sale of Other Real Estate Owned	—	(43)
Amortization of mortgage servicing asset, net of gain	112	109
Equity based compensation	97	66
Tax benefit from stock option exercises	121	—
Changes in assets and liabilities:
Decrease (Increase) in other assets	11,013	(2,140)
(Decrease) Increase in other liabilities	(1,744)	2,931

TOTAL ADJUSTMENTS	7,624	3,022

NET CASH PROVIDED FROM OPERATING ACTIVITIES	13,932	9,648

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal repayments of Securities Held to Maturity	5,926	14,409
Proceeds from maturities, principal repayments and sales of Securities Available For Sale	141,441	14,379
Purchase of Securities Available For Sale	(19,872)	(2,000)
(Purchase) sale of Federal Home Loan Bank Stock	(642)	5,450
Net (increase) decrease in Loans	(6,385)	27,241
Cash used for Merger and Acquisition, net of cash acquired	(13,615)	(2,097)
Investment in Bank Premises and Equipment	(2,065)	(2,167)
Proceeds from the sale of Other Real Estate Owned	—	233

NET CASH PROVIDED FROM INVESTING ACTIVITIES	104,788	55,448

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in Time Deposits	26,133	(27,810)
Net (decrease) increase in Other Deposits	(6,567)	20,420
Net increase in Federal Funds Purchased and Assets Sold Under Repurchase Agreements	30	489
Net decrease in Federal Home Loan Bank Borrowings	(130,684)	(73,913)
Net increase (decrease) in Treasury Tax & Loan Notes	7,447	(2,886)
Proceeds from exercise of stock options	442	384
Tax benefit related to equity award activity	—	10
Payments for purchase of common stock	—	(13,347)
Dividends Paid	(2,339)	(2,352)

NET CASH USED IN FINANCING ACTIVITIES	(105,538)	(99,005)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	13,182	(33,909)

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE YEAR	67,416	138,291

CASH AND CASH EQUIVALENTS AT MARCH 31,	$80,598	$104,382

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest on deposits and borrowings	$15,340	$15,267
Income taxes	1,080	932
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Change in fair value of derivatives, net of tax	($1,950)	($539)
Change in fair value of securities available for sale, net of tax	1,835	743
Amortization of prior service cost	42	27
Cumulative effect of Aacounting change (Adoption of FIN No. 48)	—	177
Transfer of loans to other real estate owned	338	—
In conjunction with the purchase acquisition detailed in Note 10 to the Consolidated Financial Statements, assets were acquired and liabilities were assumed as follows:
Fair value of assets acquired	$662,647	—
Fair value of liabilities assumed	586,419	—
The accompanying notes are an integral part of these consolidated financial statements.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — BASIS OF PRESENTATION
     Independent Bank Corp. (the “Company”) is a state chartered, federally registered bank holding company headquartered in Rockland, Massachusetts, incorporated in 1985. The Company is the sole stockholder of Rockland Trust Company (“Rockland Trust” or the “Bank”), a Massachusetts trust company chartered in 1907. The Company was the sponsor of Delaware statutory trusts named Independent Capital Trust III (“Trust III”), Independent Capital Trust IV (“Trust IV”), and is currently the sponsor of Independent Capital Trust V (“Trust V”) a Delaware statutory trust and Slade’s Ferry Statutory Trust I (“Slade’s Ferry Trust I”) a Connecticut statutory trust, each of which were formed to issue trust preferred securities.
     The proceeds which the Company derived from Trust V were used on December 31, 2006 and April 30, 2007 to redeem all of the outstanding trust preferred securities of Trust III and Trust IV, respectively. Trust III and Trust IV have been dissolved. Slade’s Ferry Trust I was an existing statutory trust of Slade’s Ferry Bancorp. (see Note 10, “Acquisition” hereof). Trust V and Slade’s Ferry Trust I are not included in the Company’s consolidated financial statements in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46R (“FIN 46R”).
     As of March 31, 2008 the Bank had the following corporate subsidiaries, all of which were wholly-owned by the Bank and were included in the Company’s consolidated financial statements:
•	Six Massachusetts security corporations, namely Rockland Borrowing Collateral Securities Corp., Rockland IMG Collateral Securities Corp., Rockland Deposit Collateral Securities Corp., Taunton Avenue Securities Corp., Slade’s Ferry Securities Corporation, and Slade’s Ferry Security Corporation II, which hold securities, industrial development bonds, and other qualifying assets;

•	Rockland Trust Community Development Corporation (the “Parent CDE”) which, in turn, has two wholly-owned corporate subsidiaries named Rockland Trust Community Development LLC (“RTC CDE I”) and Rockland Trust Community Development Corporation II (“RTC CDE II”). The Parent CDE, CDE I, and CDE II were all formed to qualify as community development entities under federal New Markets Tax Credit Program criteria.

•	Compass Exchange Advisors LLC (“CEA LLC”) which provides like-kind exchange services pursuant to section 1031 of the Internal Revenue Code; and

•	Slade’s Ferry Realty Trust which was established to manage Slade’s Ferry’s land and buildings.
     All material intercompany balances and transactions have been eliminated in consolidation. When necessary, certain amounts in prior periods’ financial statements have been reclassified to conform to the current period presentation.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included. Operating results for the quarter ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008 or any other interim period.
     For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission.
NOTE 2 — STOCK BASED COMPENSATION
     On February 14, 2008 the Company awarded options to purchase 201,000 shares of common stock from the 2005 Employee Stock Plan to certain officers of the Company and/or the Bank. The expected volatility, expected life, expected dividend yield, and expected risk free interest rate for this grant used to determine their fair value were determined on February 14, 2008 and were 25%, 5 years, 2.44%, and 2.79%, respectively. The options have been determined to have a fair value of $5.63 per share. The options vest over a five year period and have a contractual life of ten years from date of grant.
NOTE 3 — RECENT ACCOUNTING DEVELOPMENTS
Accounting Pronouncements Adopted in 2008
     Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements” In September 2006, the FASB issued SFAS 157. SFAS 157 was issued to provide consistency and comparability in determining fair value measurements and to provide for expanded disclosures about fair value measurements. The definition of fair value maintains the exchange price notion in earlier definitions of fair value but focuses on the exit price of the asset or liability. The exit price is the price that would be received to sell the asset or paid to transfer the liability adjusted for certain inherent risks and restrictions. Expanded disclosures are also required about the use of fair value to measure assets and liabilities. In February 2008, the FASB issued Staff Position (“FSP”) 157-2, “Effective Date of FASB statement No. 157.” The FSP delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually). The effective date is for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company adopted SFAS 157 as of January 1, 2008. The Company has determined that the impact of the adoption of SFAS 157 on the Company’s consolidated financial position was not material. See Note 4 for the Company’s expanded disclosures on its fair value measurement policies and fair value measurements as of March 31, 2008,

     SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities” In February 2007, the FASB issued SFAS 159. SFAS 159 allows entities to choose to measure financial instruments and certain other items at fair value. By doing so, companies can mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting. The fair value option can be applied on an instrument by instrument basis (with some exceptions), is irrevocable unless a new election date occurs, and is applied only to entire instruments and not to portions of instruments. The effective date is as of the beginning of the first fiscal year beginning after November, 15, 2007. Early adoption is permissible as of the beginning of the fiscal year that begins before November 17, 2007 provided that SFAS No. 157, Fair Value Measurements, is adopted as well. The provisions of SFAS 159 were effective as of January 1, 2008. The Company has not elected the fair value option under SFAS 159 for any instrument, but may elect to do so in future periods.
     Emerging Issues Task Force (“EITF“) 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” In September 2006, the FASB ratified the consensus reached by the EITF on EITF 06-4. EITF addresses accounting for split-dollar life insurance arrangements whereby the employer purchases a policy to insure the life of an employee or a director, and separately enters into an agreement to split the policy benefits between the employer and the employee/director. The EITF states that an obligation arises as a result of a substantive agreement with an employee or director to provide future postretirement benefits. Under EITF 06-4, the obligation is not settled upon entering into an insurance arrangement. Since the obligation is not settled, a liability should be recognized in accordance with applicable authoritative guidance. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. In prior reporting periods EITF 06-4 was not applicable to the Company as it did not have any split dollar life insurance arrangements that fall under this guidance. However, upon acquiring Slade’s Ferry Bancorp. (see Note 10, “Acquisition,” hereof) effective March 1, 2008, the Company now has such split dollar life insurance arrangements categorized as Bank Owned Life Insurance on its balance sheet and has a related liability of $1.2 million at March 31, 2008.
     EITF 06-10, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements” In March 2007, the FASB ratified the consensus reached by the EITF on EITF 06-10. EITF 06-10 will require employers to recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement if the employer remains subject to the risks or rewards associated with the underlying insurance contract (in the postretirement period) that collateralizes the employer’s asset. Additionally, an employer should recognize and measure an asset based on the nature and substance of the collateral assignment split-dollar life insurance arrangement by assessing what future cash flows the employer is entitled to, if any, as well as the employee’s obligation and ability to repay the employer. The employer’s asset should be limited to the amount of the cash surrender value of the insurance policy, unless the arrangement requires the employee (or retiree) to repay the employer irrespective of the amount of the cash surrender value of the insurance policy (and assuming the employee (or retiree) is an adequate credit risk), in which case the employer should recognize the value of the loan including accrued interest, if applicable. EITF 06-10 is effective for fiscal years beginning after December 15, 2007, with earlier application permitted. Entities should recognize the effects of applying EITF 06-10 through either a change in accounting principle through a cumulative-effect adjustment to retained earnings in the statement of financial position as of the beginning of the year of adoption or through a change in accounting principle through retrospective application to all prior periods. The Company adopted EITF 06-10 as of January 1, 2008. The Company has determined there was no impact upon the adoption of EITF 06-10 on the Company’s consolidated financial position.
     EITF 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” In June 2007, the FASB ratified the consensus reached by the EITF on EITF 06-11. EITF 06-11 requires that realized income tax benefits from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity classified nonvested equity shares, nonvested equity share units, and outstanding equity share options be recognized as an increase to additional paid-in capital. The amount recognized in additional paid-in capital for the realized income tax benefit from dividends on those awards should be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards. EITF 06-11 should be applied prospectively to the income tax benefits that result from dividends on equity-classified employee share-based awards that are declared in fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. The Company adopted EITF 06-11 as of January 1, 2008. The impact of the adoption of EITF 06-11 on the Company’s consolidated financial position was not material.  It is possible that additional restricted stock awards, or other share based payment awards addressed by this EITF, would be granted in future periods and that the amount of dividends paid per share could change the impact of EITF 06-11 on the Company’s consolidated statements of financial position.
     Staff Accounting Bulletin No. 109 (“SAB 109”), “Written Loan Commitments Recorded at Fair Value Through Earnings.” In November 2007, the SEC issued SAB No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings.” SAB 109 supersedes SAB No. 105, “Application of Accounting Principles to Loan Commitments,” and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The guidance in SAB 109 is applied on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The adoption of SAB 109 on January 1, 2008 did not have a material impact on the Company’s consolidated financial statements.
New Accounting Pronouncements Not Yet Adopted
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

     SFAS No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51” In December 2007, the FASB issued SFAS 160. SFAS 160 amends ARB 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 changes the way the consolidated income statement is presented. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. It establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation, and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. The effective date is for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. Earlier adoption is prohibited. This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. The Company has not yet determined the impact of the adoption of SFAS 160 to the Company’s statement of financial position or results of operations.
     SFAS No. 161 (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities” In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. This Statement amends SFAS No. 133, Derivative Instruments and Hedging Activities to require enhanced disclosures about an entity’s derivative and hedging activities, thereby improving the transparency of financial reporting. This Statement is effective for fiscal years beginning on or after November 15, 2008. Earlier adoption is encouraged. The Company has not yet determined the impact of the adoption of SFAS 161 to the Company’s statement of financial position or results of operations.
NOTE 4 — FAIR VALUE DISCLOSURE
     SFAS No. 157, “Fair Value Measurements,” defines fair value, and establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under SFAS No. 157 are described below:
     Level 1 – Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.
     Level 2 – Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.
     Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

     To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.
     Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. The Company uses prices and inputs that are current as of the measurement date, including during periods of market dislocation. In periods of market dislocation, the observability of prices and inputs may be reduced for many instruments. This condition could cause an instrument to be reclassified from Level 1 to Level 2 or Level 2 to Level 3.
     Pursuant to FSP 157-2, the Company did not adopt SFAS 157 for nonfinancial assets or nonfinancial liabilities that are recorded or disclosed at fair value on a non-recurring basis. These include other real estate owned, goodwill, and other identifiable intangible assets. The Company is currently evaluating the impact of SFAS 157 on nonfinancial assets and liabilities.
Valuation Techniques
There have been no changes in the valuation techniques used during the current period.
Cash and Due from Banks
The Company’s cash instruments are classified within Level 1 of the hierarchy because they are valued using quoted market prices or broker or dealer quotations.
Acquired Certificates of Deposit
Acquired certificates of deposits from Slades Ferry were valued using an average of quoted rates as of the date of acquisition. These deposits are categorized as Level 2.
Acquired Deposits — Other
Acquired deposits from Slades Ferry (other than certificates of deposit), including  demand deposits, savings & interest checking,  and money market deposits were valued based upon the lack of contractual maturity and the deposits being withdrawable on demand. These deposits are categorized as Level 2.
Trading Income Securities
These equity and fixed income securities are valued based on quoted prices from the market. These securities are categorized in Level 1 as they are actively traded and no valuation adjustments have been applied.
Collateralized Mortgage Obligations
The valuation model for these securities is volatility-driven and ratings based, and uses multi-dimensional spread tables. The inputs used include benchmark yields, recent reported trades, new issue data, broker and dealer quotes and collateral performance. These securities are categorized as Level 2.

Corporate Bonds
The fair value is estimated using market prices (to the extent they are available and observable), recently executed transactions, and bond spreads. Corporate bonds are categorized as Level 2.
Mortgage-backed Securities
The fair value is estimated using either a matrix or benchmarks. The inputs used include benchmark yields, reported trades, broker/dealer quotes, and issuer spreads. These securities are categorized as Level 2.
Municipal Bonds
The fair value is estimated using a valuation matrix with inputs including bond interest rate tables, recent transactions, and yield relationships. Municipal bonds are categorized as Level 2 within the fair value hierarchy.
Derivatives
Derivative Financial Instruments
The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The derivative financial instruments are categorized as Level 2 of the fair value hierarchy.
Residential Mortgage Loan Commitments and Forward Sales Agreements
The fair value of the commitments and agreements are estimated using the anticipated market price based on pricing indications provided from syndicate banks. These commitments and agreements are categorized as Level 2.
Acquired Loans
The fair value of the acquired loan portfolio from Slades Ferry was calculated using a discounted cash flow model as of the date of acquisition. The inputs varied for the different types of loans, and included market rates, the relevant SWAP curves, and industry standards for prepayment charges. For revolving lines the book value was assumed to be the market value. The acquired loans are categorized as Level 2.
Collateral Dependent Loans – Impaired under SFAS 114
Loans that are deemed to be impaired in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” are valued based upon the lower of cost or fair value of the underlying collateral.  The inputs used in the appraisals of the collateral are observable, and therefore the loans are categorized in Level 2 of the fair value hierarchy.
Acquired Borrowings
The acquired borrowings of Slades Ferry were valued by adding a fair value adjustment, as well as additional costs to exit when applicable, to the principal as of the acquisition date. The fair value adjustment was calculated using market rates. The acquired borrowings are categorized as Level 2.

     Assets and Liabilities Measured at Fair Value on a Recurring Basis as of March 31, 2008 are as follows:

	Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)
		(Dollars in Thousands)
Assets
Cash and Due from Banks	$80,598	$80,598	$—	$—
Trading Securities	3,305	3,305	—	—
Securities Available for Sale	419,491	—	419,491	—
Derivatives
Derivative Financial Instruments	(4,391)	—	(4,391)	—
Residential Mortgage Loan Commitments & Forward Sales Agreements	441	—	441	—

Total Assets	$499,444	$83,903	$415,541	$—

     Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis as of March 31, 2008.

	Fair Value Measurements at Reporting Date Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable	Total
	March 31,	Assets	Inputs	Inputs	Gains
Description	2008	(Level 1)	(Level 2)	(Level 3)	(Losses)
		(Dollars in Thousands)
Collateral Dependent Loans, net — Impaired under SFAS 114	$167	$—	$167	$—	$(74)

					$(74)

     Acquired Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis as of March 1, 2008.

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable	Total
	March 1,	Assets	Inputs	Inputs	Gains
Description	2008	(Level 1)	(Level 2)	(Level 3)	(Losses)
		(Dollars in Thousands)
Acquired Loans, net	$465,720	$—	$465,720	$—	$—
Acquired Deposits — Other	233,160	—	233,160	—	—
Acquired Certificates of Deposit	177,609	—	177,609	—	—
Acquired Borrowings	161,974	—	161,974	—	—

					$—

NOTE 5 — EARNINGS PER SHARE
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
     Earnings per share consisted of the following components for the three months ended March 31, 2008 and 2007:

For the Three Months Ended March 31,	Net Income
	2008	2007
	(Dollars in Thousands)
Net Income	$6,308	$6,626

	Weighted Average
	Shares
	2008	2007
Basic EPS	14,386,845	14,466,489
Effect of dilutive securities	73,133	163,984

Diluted EPS	14,459,978	14,630,473

	Net Income
	Per Share
	2008	2007
Basic EPS	$0.44	$0.46
Effect of dilutive securities	$0.00	$0.01

Diluted EPS	$0.44	$0.45

     For the three months ended March 31, 2008 and 2007, there were 694,253 and 221,600, respectively, options to purchase common stock excluded from the calculation of diluted earnings per share because they were anti-dilutive. For the three months ended March 31, 2008 and 2007, there were no shares of restricted stock excluded from the calculation of diluted earnings per share because they were anti-dilutive.
NOTE 6 — COMMON STOCK REPURCHASE PROGRAM
     On December 14, 2006, the Company’s Board of Directors approved a common stock repurchase program. Under the program, which was effective immediately, the Company was authorized to repurchase up to 1,000,000 shares, or approximately 7%, of the Company’s outstanding common stock. During the quarter ended September 30, 2007, the Company completed its repurchase plan with a total of 1,000,000 shares of common stock repurchased at a weighted average share price of $30.70.
NOTE 7 — EMPLOYEE BENEFITS
POST RETIREMENT BENEFITS, SUPPLEMENTAL EXECUTIVE RETIREMENT PLANS & DEFINED BENEFIT PENSION PLAN
     As a result of the acquisition of Slades, effective March 1, 2008 (see Note 10 hereof), the Company currently supports a defined benefit pension plan (“Slades pension plan”) that covers substantially all of Slades’ previous employees that met certain eligibility requirements and that were employed up to January 1, 1998 when the plan was frozen. No additional defined benefits were earned for future service upon freezing the plan. The benefits paid are based on 1.5% of total salary plus 0.5% of compensation in excess of the integration level per year of service. The integration level was the first $750 of monthly compensation.
     In addition to the aforementioned acquired Slades pension plan, the Company inherited a post retirement benefit plan and a supplemental executive retirement plan (“SERP”) resulting from the acquisition of Slades. The post retirement benefit plan entitles four former Slades employees to have 85% of their Medex health insurance plan covered by the Company. The SERP entitles certain former Slades’ executive officers and directors to receive supplemental benefits commencing with their retirement.
     The following table illustrates the status of the post-retirement benefit plans and SERPs:

Components of Net Periodic Benefit Cost

	Post Retirement Benefits		SERPs		Pension*
	Three months ended March 31,
	2008	2007	2008	2007	2008
		(Unaudited - Dollars in Thousands)
Service cost	$21	$23	$49	$104	$2
Interest cost	24	18	55	43	4
Expected return on assets	—	—	—	—	(6)
Amortization of transition obligation	8	8	—	—	—
Amortization of prior service cost	3	3	15	10	—
Recognized net actuarial (gain)/loss	(2)	—	(1)	(1)	—

Net periodic benefit cost	$54	$52	$118	$156	$0

*	Does not include the noncontributory defined benefit pension plan administered by Pentegra (as discussed below).
     Included in the SERP net periodic benefit cost above is an additional $60,000 accrued during the first quarter of 2007 associated with the early retirement of an executive. Only one month of activity from the newly acquired Slades benefit plans is included above in post retirement benefits, SERPs and the pension net periodic benefit cost as the Company became responsible for those benefit plans on March 1, 2008.
     The Company previously disclosed in its financial statements for the fiscal year ended December 31, 2007 that it expected to contribute $59,000 to its post retirement benefit plan and $131,000 to its SERPs in 2008 and presently anticipates making these contributions, plus additional contributions of $23,000 and $30,000 for the acquired Slades post retirement benefit plan and SERP, respectively. For the three months ended March 31, 2008, $8,000 and $28,000 of contributions have been made to the post retirement benefit plans and the SERPs, respectively. The Company does not plan to make a contribution to the acquired Slades defined benefit pension plan.
     Not included in the above summary are the components of net periodic benefit cost for the noncontributory defined benefit pension plan administered by Pentegra (the “Fund”). The Fund does not segregate the assets or liabilities of all participating employers and, accordingly, disclosure of accumulated vested and non-vested benefits is not possible. The pension plan year is July 1st through June 30th. Contributions for the 2007-2008 plan year were all paid in 2007. It has not yet been determined what pension expense is expected to be related to the 2008-2009 plan year. During the three months ended March 31, 2008, $260,000 of pension expense for both pension plans has been recognized for the 2007-2008 plan year.
     Also in connection with the acquisition of Slades, the Company acquired life insurance policies pertaining to certain of Slades’ former executives. Slades had entered into agreements with these executives whereby the Company will pay to the executives’ estates or beneficiaries a portion of the death benefit that the Company will receive as beneficiary of such policies. In accordance with EITF 06-4 “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” the Company has established a liability of $1.2 million for future death benefits.

NOTE 8 — REPURCHASE AGREEMENTS
     Both wholesale and retail repurchase agreements are collateralized by mortgage-backed securities and U.S. Government Sponsored Enterprises. At March 31, 2008, the Company had $50.0 million of repurchase agreements outstanding with third party brokers and $88.6 million of customer repurchase agreements outstanding. The related securities are included in the securities available for sale portfolio.
NOTE 9 — COMPREHENSIVE INCOME
     Information on the Company’s comprehensive income, presented net of taxes, is set forth below for the three months ended March 31, 2008 and 2007.
Comprehensive income (loss) is reported net of taxes, as follows:
(Dollars in Thousands)

	FOR THE THREE
	MONTHS ENDED
	MARCH 31,
	2008		2007

Net Income	$6,308		$6,626
Other Comprehensive Income/(Loss), Net of Tax:

Increase in fair value of securities available for sale, net of tax of $1,288 and $472 for the three months ended March 31, 2008 and 2007, respectively.	1,911		743

Less: reclassification adjustment for realized gains included in net income, net of tax of $56 for the three months ended March 31, 2008.	(77)		—

Net change in fair value of securities available for sale, net of tax of $1,232 and $472 for the three months ended March 31, 2008 and 2007, respectively.	1,834		743

Decrease in fair value of derivatives, net of tax of $1,416 and $313 for the three months ended March 31, 2008 and 2007, respectively.	(1,962	)(a)	(433)

Less: reclassification of realized loss (gain) on derivatives, net of tax of $9 and $77 for the three months ended March 31, 2008 and 2007, respectively.	12		(106)

Net change in fair value of derivatives, net of tax of $1,408 and $390 for the three months ended March 31, 2008 and 2007, respectively.	(1,950)		(539)

Amortization of certain costs included in net periodic post retirement costs, net of tax of $30 and $20 for the three months ended March 31, 2008 and 2007, respectively.	42		27

Other Comprehensive (Loss) Income, Net of Tax:	(74)		231

Comprehensive Income	$6,234		$6,857

(a)	Includes $663,000 of realized but unrecognized loss on the sale of an interest rate swap in March 2008.

The loss will be recognized in earnings through January 2010, the original maturity date of the interest rate swap.

NOTE 10 — ACQUISITION
     Effective March 1, 2008, the Company completed its acquisition of Slade’s Ferry Bancorp. (“Slades”), parent of Slades Ferry Trust Company doing business as Slades Bank. In accordance with SFAS No. 141 “Business Combinations”, the acquisition was accounted for under the purchase method of accounting and, as such, was included in the Company’s results of operations from the date of acquisition. The terms of the agreement called for 75% of the outstanding shares of Slades to be converted to 0.818 shares of Independent Bank Corp. for each share of Slades common stock and for 25% of the outstanding Slades shares to be purchased for $25.50 in cash for each share of Slades common stock. The Company issued 2,492,195 shares of common stock valued at $76.2 million, or $30.59 per share. The $30.59 was determined based on the average of the closing prices of the Company’s shares over a five day trading period beginning two trading days prior to the date of the announcement of the acquisition and ending two trading days following the date of the announcement of the acquisition. The cash payment totaled $25.9 million equating to a total purchase price of approximately $102 million. The acquisition of Slades will allow the Company to expand its geographical footprint. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition.

(Dollars in Thousands)
Assets:
Cash acquired, net of cash paid	($13,428)
Investments	106,700
Loans, net	465,720
Premises and Equipment	11,502
Goodwill	58,083
Core Deposit & Other Intangible	8,961
Other Assets	25,109

Fair Value of Assets Acquired	$662,647

Liabilities:
Deposits	$410,769
Borrowings	161,974
Other Liabilities	13,676

Fair Value of Liabilities Assumed	$586,419

Net Assets Acquired	$76,228

     A core deposit intangible of $8.8 million was recorded with an expected life of ten years. There was an additional $200,000 of other intangibles recorded related to non-compete agreements with a life of one year.
     The following summarizes the unaudited proforma results of operations as if the Company acquired Slades on January 1, 2008.

	Three months ended
	March 31,
	2008	2007
Net Interest Income	$28,810	$28,170
Net (Loss) Income	5,593	7,499
Earnings Per Share- Basic	$0.35	$0.42
Earnings Per Share- Diluted	$0.35	$0.42
     Excluded from the pro forma results of operations for the three months ended March 31, 2008 are merger costs net of tax of $8.4 million, or $0.52 per diluted share, primarily made up of the acceleration of certain compensation and benefit cost arising due to the change in control and other merger expenses.
NOTE 11 — GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS
     Goodwill and identifiable intangible assets as of March 31, 2008 and December 31, 2007 were $127.4 million and $60.4 million, respectively. During the first quarter of 2008 the Company acquired Slade’s Ferry Bancorp. resulting in additional goodwill of $58.1 million and core deposit and other identifiable intangible assets of $9.0 million. Additional goodwill of $0.2 million was recorded in the first quarter of 2008 related to acquisitions made in 2007.
     The changes in goodwill and identifiable intangible assets for the period ended March 31, 2008 is shown in the table below.
Carrying Amount of Goodwill and Intangibles
(Dollars in Thousands)

		Core Deposit	Other Identifiable
	Goodwill	Intangibles	Intangible Assets	Total
Balance at December 31, 2007	$58,296	$1,134	$981	$60,411

Recorded during the year	58,270	8,760	200	67,230
Amortization Expense	—	(200)	(50)	(250)

Balance at March 31, 2008	$116,566	$9,694	$1,131	$127,391

     The following table sets forth the estimated annual amortization expense of the identifiable assets.
Remaining Estimated Annual Amortization Expense
(Dollars in Thousands)

	2008	2009	2010	2011	2012	2013 -2018	Total
Core Deposit Intangibles	$1,327	$1,403	$1,120	$954	$793	$4,097	$9,694
Other Intangible Assets	$226	$134	$101	$101	$100	$469	$1,131

Total Identifiable Intangible Assets	$1,553	$1,537	$1,221	$1,055	$893	$4,566	$10,825

NOTE 12 — SUBSEQUENT EVENT
     Subsequent to the end of the first quarter of 2008, Rockland Trust entered into a transaction to sell and simultaneously lease back 17 pieces of real estate owned by Rockland Trust. The transaction was accomplished pursuant to a Purchase and Sale Agreement that became effective as of April 24, 2008 between American Realty Capital, LLC, and Rockland Trust. When the transaction closed on May 2, 2008, Rockland Trust sold the real estate to American Realty Capital, LLC for an aggregate price of $32.2 million and simultaneously entered into leases that are 10 or 15 years in length for each location. The Company anticipates an approximate deferred gain of $13 million.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with the consolidated financial statements, notes and tables included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the Securities and Exchange Commission.
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
     Although the Company believes that the expectations reflected in the Company’s forward-looking statements are reasonable, these statements involve risks and uncertainties that are subject to change based on various important factors (some of which are beyond the Company’s control). The following factors, among others, could cause the Company’s financial performance to differ materially from the Company’s goals, plans, objectives, intentions, expectations and other forward-looking statements:
•	a weakening of United States economy in general and in the regional and local economies within the New England region and Massachusetts could result in a deterioration of credit quality, a change in the allowance for loan losses, or a reduced demand for the Company’s credit or fee-based products and services;
•	adverse changes in the local real estate market, as most of the Company’s loans are concentrated in southeastern Massachusetts and Cape Cod and a substantial portion of these loans have real estate as collateral, could result in a deterioration of credit quality and an increase in the allowance for loan losses;

•	the effects of and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, could affect the Company’s business environment or affect the Company’s operations;

•	the effects of, any changes in, and any failure by the Company to comply with, tax laws generally and requirements of the federal New Markets Tax Credit program in particular could adversely affect the Company’s tax provision and its financial results;

•	inflation, interest rate, market and monetary fluctuations could reduce net interest income and could increase credit losses;

•	adverse changes in asset quality could result in increasing credit risk-related losses and expenses;

•	competitive pressures, including those pressures resulting from continued industry consolidation and the increase in non-banks providing financial services, could intensify and affect the Company’s profitability;

•	a deterioration in the conditions of the securities markets could adversely affect the value or credit quality of the Company’s assets, the availability and terms of funding necessary to meet the Company’s liquidity needs, and the Company’s ability to originate loans;

•	rapid changes in information technology could adversely impact the Company’s operations and require increased capital spending;

•	changes in consumer spending and savings habits could negatively impact the Company’s financial results;

•	completed acquisitions may not result in cost savings revenue enhancements that were anticipated; and

•	acquisitions may not produce results at levels or within time frames originally anticipated and may result in unforeseen integration issues.
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
     Effective March 1, 2008, the Company completed its acquisition of Slade’s Ferry Bancorp. (“Slades”), parent of Slades Bank. In accordance with SFAS No. 141 “Business Combinations”, the acquisition was accounted for under the purchase method of accounting and, as such, was included in the Company’s results of operations from the date of acquisition. The terms of the agreement called for 75% of the outstanding shares of Slades to be converted to 0.818 shares of Independent Bank Corp. for each share of Slades common stock and for 25% of the outstanding Slades shares to be purchased for $25.50 in cash for each share of Slades common stock. The Company issued 2,492,195 shares of common stock valued at $76.2 million, or $30.59 per share. The $30.59 was determined based on the average of the closing prices of the Company’s shares over a five day trading period beginning two trading days prior to the date of the announcement of the acquisition and ending two trading days following the date of the announcement of the acquisition. The cash payment totaled $25.9 million equating to a total purchase price of approximately $102 million. The acquisition of Slades will allow the Company to expand its geographical footprint. This acquisition may have a significant impact on comparative period results and will be discussed throughout the document as it applies (see Note 10 in the Consolidated Notes to Unaudited Consolidated Financial Statements above).
     During the first quarter of 2008 management continued to implement its strategy to alter the overall composition of the Company’s earning assets in order to focus resources in higher return segments. The Company reported diluted earnings per share of $0.44 for the first quarter ending March 31, 2008, representing a decrease of 2.2% from the same period in the prior year. The Company recorded a net loss on the sale of securities, merger integration expenses and a recovery on a previously recorded loss on a WorldCom Bond during the first quarter of 2008 and executive early retirement costs recorded in the same period in 2007. Excluding these non-core items, diluted earnings per share on an operating basis was $0.48 for the quarter ended March 31, 2008, representing an increase of 2.1% from the same period in 2007.
     The Company reported net income of $6.3 million for the quarter ending March 31, 2008, down 4.8% as compared to the same period in 2007. Excluding the non-core items mentioned above, net operating earnings were $6.9 million for the quarter ending March 31, 2008, up 0.4%, from the same period in the prior year.
     The following table summarizes the impact of non-core items recorded for the time periods indicated below:

RECONCILIATION TABLE — NON-GAAP FINANCIAL INFORMATION
Year to Date Ending March 31,

					Diluted
	Pretax Earnings		Net Income		Earnings Per Share
	2008	2007	2008	2007	2008	2007

	(Dollars in Thousands, except per share amounts)
AS REPORTED (GAAP)	$8,629	$9,438	$6,308	$6,626	$0.44	$0.45
	IMPACT OF NON-CORE ITEMS

Non-Interest Income Components
Net Loss on Sale of Securities	609	—	396	—	0.03	—
Non-Interest Expense Components
Executive Early Retirement Costs	—	406	—	264	—	0.02
WorldCom Bond Loss Recovery	(418)	—	(272)	—	(0.02)	—
Merger & Acquisition Expenses	744	—	484	—	0.03	—

TOTAL IMPACT OF NON-CORE ITEMS	935	406	609	264	0.04	0.02

AS ADJUSTED (NON-GAAP)	$9,564	$9,844	$6,916	$6,890	$0.48	$0.47

     Certain non-core items are included in the computation of earnings in accordance with generally accepted accounting principles (“GAAP”) in the United States of America in both 2008 and 2007 as indicated by the table above.  In an effort to provide investors information regarding the Company’s results, the Company has disclosed in the table above certain non-GAAP information, which management believes provides useful information to the investor. This information should not be viewed as a substitute for operating results determined in accordance with GAAP, nor is it necessarily comparable to non-GAAP information which may be presented by other companies.
     Net interest margin strength and stability continued during the first quarter of 2008, as the net interest margin for the period was 3.90%, as compared to a net interest margin of 3.84% for the first quarter of 2007 and 3.94% for the fourth quarter of 2007. The net interest margin is expected to be maintained in line with first quarter levels during 2008.
     The following graph shows the trend in the Company’s net interest margin versus the Federal Funds Rate for nine quarters beginning with the quarter ended March 31, 2006 and ending with the quarter ended March 31, 2008:

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
     While changes in the prevailing interest rate environment (see Historical U.S. Treasury Yield Curve graph below) have and will continue to have an impact on the Company’s earnings, management strives to mitigate volatility in net interest income resulting from changes in benchmark interest rates through adjustable rate asset generation, effective liability management, and utilization of off-balance sheet interest rate derivatives. (For a discussion of interest rate derivatives and interest rate sensitivity see the Asset/Liability Management section, Table 10 – “Derivative Positions”, and Market Risk section, Table 12 – “Interest Rate Sensitivity” within the Management’s Discussion and Analysis of Financial Condition and Results of Operations hereof.)
     Below is a graph showing the historical U.S. Treasury yield curve for the past four years for periods ending March 31. As the graph illustrates, the shape of the yield curve has changed dramatically over the past four years from a normal upward sloping yield curve into a downward sloping or inverted yield curve and back to a more normal upward sloping curve.

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
     The Company’s return on average assets and return on average equity were 0.87% and 10.01%, respectively, for the three month period ending March 31, 2008. The Company’s return on average assets and return on average equity were 0.96% and 11.73%, respectively, for the three month period ending March 31, 2007.
     Non interest income grew by 5.7% for the quarter ending March 31, 2008 as compared to the same period in 2007. Excluding the losses on the sale of securities recognized during 2008, non-interest income grew by $1.1 million, or 13.5%, in the three month period ended March 31, 2008, when compared to 2007. See the table below for a reconciliation of non-interest income as adjusted.

	Three Months Ended
	March 31,
	2008	2007	$ Variance	% Variance
	(Dollars in Thousands)
Non-Interest Income GAAP	$8,238	$7,792	$446	5.72%
Add — Net Loss on Sale of Securities	609	—	$609	n/a

Non-Interest Income as Adjusted	$8,847	$7,792	$1,055	13.54%

     Leading the growth in non interest income is the Company’s Wealth Management product set, the aggregate revenues of which have grown by 47.5% for the three month period ending March 31, 2008 as compared to the same period in 2007. Assets under management have grown to $1.3 billion, compared to the $847.8 million of assets under management at

March 31, 2007. The Company acquired assets from O’Connell Investment Services, Inc. on November 1, 2007, which added approximately $200 million to assets under management.
     Non interest expense has grown by 12.0% for the three month period ended March 31, 2008, compared to the same period in the prior year. Excluding executive early retirement costs in the first quarter 2007, merger & acquisition expenses and a recovery on a WorldCom Bond loss in the first quarter of 2008, non-interest expense increased $2.5 million, or 11.4%, for the three months ended March 31, 2008, as compared to the same period in 2007. See the table below for a reconciliation of non-interest expense as adjusted.

	Three Months Ended
	March 31,
	2008	2007	$ Variance	% Variance
	(Dollars in Thousands)
Non-Interest Expense GAAP	$24,032	$21,452	$2,580	12.03%
Add - Merger & Acquisition Expense	$744	—	$744	n/a
Add - Executive Early Retirement Costs	—	$406	$(406)	n/a
Less - WorldCom Bond Loss Recovery	($418)	—	(418)	n/a

Non-Interest Expense as Adjusted	$24,358	$21,858	$2,500	11.44%

     The increase in expenses is partially attributable to the Slades acquisition recorded in the first quarter of 2008 and the O’Connell acquisition in the fourth quarter of 2007.
     Management now feels that the Company is nearing the completion of the balance sheet repositioning that it has been focusing on over the past two years. Emphasis has been placed on growing the commercial and home equity lending segments of the loan portfolio while de-emphasizing the securities portfolio, indirect automobile lending, and residential real estate loan portfolio.
     As the interest rate environment has not been conducive to maintaining or increasing the securities portfolio, the Company has permitted the securities portfolio to run-off causing it to decrease on both a relative basis (as a percent of earning assets) and an actual basis. During the first quarter there was a decrease in the securities portfolio as the Company sold $50.0 million in agency securities resulting in a gain on sale of $133,000 during January 2008. In addition, associated with the Slades acquisition, the Company sold the majority of Slades’ investment securities portfolio incurring a loss of $742,000.
     The following graph shows the decline in the Company’s securities portfolio on both an actual and relative basis from March 2005 through March 2008:

     Total deposits of $2.5 billion at March 31, 2008 increased $430.3 million, or 21.2%, compared to December 31, 2007. Of the increases, $410.8 million is a result of the Slades acquisition. The Company remains committed to deposit generation, with careful management of deposit pricing and selective deposit promotion, in an effort to control the Company’s cost of funds. In the current interest rate environment the Company is focused on pricing deposits for customer retention as well as core deposit growth.
     While net loan charge-offs were higher in the first quarter of 2008 than in the same period in 2007, they amounted to an annualized rate of 20 basis points of average loans. The allowance for loan losses as a percentage of total loans was 1.29% compared to 1.31% at December 31, 2007, maintaining the allowance for loan losses at a level that management considers adequate to provide for probable loan losses based upon evaluation of known and inherent risks in the loan portfolio. Nonperforming assets were 0.36% of assets at March 31, 2008, and 0.30% of assets at December 31, 2007. See Table 3 of Nonperforming Assets/ Loans for detail on nonperforming assets.
     The following graph depicts the Company’s non-performing assets to total assets at the periods indicated:

          Some of the Company’s other highlights for the three months ended March 31, 2008 included:
o	Effective March 1, 2008, the Company completed the acquisition of Slades, parent of Slade’s Ferry Trust Company doing business as Slades Bank. Slades Bank had 9 branches located in the south coast of Massachusetts and along the Rhode Island border and $663 million in total assets of which $466 million are attributable to the loan portfolio and $67 million is attributable to goodwill and other intangibles. The transaction was valued at approximately $102 million. Management expects the transaction to be immediately accretive, before one time acquisition charges.

o	The Company made a $6.8 million capital contribution during the first quarter of 2008 into Rockland Trust Community Development Corporation II (“RTC CDE II”) to complete the implementation of the $45 million in tax credit allocation authority awarded under the New Markets Tax Credit Program.

o	The Company increased the quarterly dividend effective in the first quarter of 2008 by 5.9% to $0.18 per share.

o	Subsequent to the end of the first quarter of 2008, Rockland Trust has entered into a transaction to sell and simultaneously lease back 17 pieces of real estate owned by Rockland Trust. The transaction was accomplished pursuant to a Purchase and Sale Agreement that became effective as of April 24, 2008 between American Realty Capital LLC and Rockland Trust. When the transaction closed on May 1, 2008 Rockland Trust sold the real estate to American Realty Capital LLC for an aggregate price of $32.2 million and simultaneously entered into leases that are 10 or 15 years in length for each location. The Company anticipates an approximate deferred gain of $13 million.

FINANCIAL POSITION
     Loan Portfolio Total loans grew by $481.0 million, or 23.5%, in the first quarter of 2008 as compared to the year ended December 31, 2007. The acquisition of Slade’s Ferry Bancorp. added $471.2 million in growth, as shown in the table below.
Table 1 — Effect of Slade’s Ferry Bancorp. Acquisition on Loans

	March 31,	December 31,	Slade’s	Organic
	2008	2007	Acquisition	Growth
	(Dollars in Thousands)
Loans
Commercial & Commercial Real Estate Loans	$1,453,300	$1,121,310	$316,081	$15,909
Business Banking	73,853	69,977	—	3,876
Residential Real Estate	449,873	341,090	114,432	(5,649)
Consumer — Home Equity	355,367	308,744	38,723	7,900
Consumer — Other	191,549	201,831	2,009	(12,291)

Total Loans	$2,523,942	$2,042,952	$471,245	$9,745

     Excluding the Slades acquisition, organic loan growth achieved amounted to $9.7 million, or 1.9% on an annualized basis and was concentrated in the commercial, business and home equity lending categories while the residential real estate and consumer (primarily indirect automobile lending) categories were reduced. Total commercial loans (including business banking) following the Slades acquisition now represent 60.5% of the total loan portfolio.
     The Bank’s commercial real estate portfolio, the Bank’s largest portfolio, is diversified with loans secured by a variety of property types, such as owner-occupied and non-owner-occupied commercial, retail, office, industrial, warehouse and other special purpose properties, such as hotels, motels, restaurants, and golf courses. Commercial real estate also includes loans secured by certain residential-related property types including multi-family apartment buildings, residential development tracts and, to a lesser extent, condominiums. The following pie chart shows the diversification of the commercial real estate portfolio as of March 31, 2008.

Commercial Real Estate Portfolio by Property Type
as of 3/31/08
     The Bank considers a concentration of credit to a particular industry to exist when the aggregate credit exposure to a borrower, an affiliated group of borrowers or a non-affiliated group of borrowers engaged in one industry exceeds 10% of the Bank’s loan portfolio which includes direct, indirect or contingent obligations. As of March 31, 2008, loans made by the Company to the industry concentration of lessors of non-residential buildings constituted 13.3% of the Company’s total loan portfolio. Two of these loans totaling $1.0 million were non-performing at March 31, 2008.
     The Bank does not originate sub-prime loans as a line of business.
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

     The following table sets forth a summary of certain delinquency information as of the dates indicated:
Table 2 — Summary of Delinquency Information

	At March 31, 2008				At December 31, 2007
	60-89 days		90 days or more		60-89 days		90 days or more
	Number	Principal	Number	Principal	Number	Principal	Number	Principal
	of Loans	Balance	of Loans	Balance	of Loans	Balance	of Loans	Balance
	(Unaudited - Dollars in Thousands)				(Dollars in Thousands)
Commercial and Industrial	3	$101	9	$423	5	$191	5	$280
Commercial Real Estate	4	1,098	9	2,511	5	1,218	9	1,761
Commercial Construction	—	—	—	—	—	—	—	—
Business Banking	10	352	22	433	9	212	15	332
Residential Real Estate	6	1,043	9	2,448	3	574	5	1,199
Residential Construction	—	—	—	—	—	—	—	—
Consumer — Home Equity	2	139	16	1,197	7	379	9	786
Consumer — Auto	77	866	86	720	55	530	78	676
Consumer — Other	37	281	43	271	51	272	31	126

Total	139	$3,880	194	$8,003	135	$3,376	152	$5,160

     The Company’s total loan delinquency was 1.04% of total loans outstanding at March 31, 2008 and 0.93% at December 31, 2007. Increases shown above in the 90 day category are contained primarily in the commercial real estate and residential real estate categories.
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
     Nonperforming Assets Nonperforming assets are comprised of nonperforming loans, nonperforming securities and Other Real Estate Owned (“OREO”). Nonperforming loans consist of loans that are more than 90 days past due, but still accruing interest, and nonaccrual loans. OREO includes properties held by the Bank as a result of foreclosure or by acceptance of a deed in lieu of foreclosure. The overall increase in nonperforming assets is attributable mainly to increases in nonperforming loans shown in the residential mortgage loan category and in the commercial real estate category, in addition to the overall increase in the size of the loan portfolio due to the Slades acquisition. Nonperforming assets represented 0.36% and 0.30% of total assets at March 31, 2008 and December 31, 2007, respectively. The Bank had five properties held as OREO totaling $1.0 million and no nonperforming securities for the period ending March 31, 2008.
     Repossessed automobile loan balances continue to be classified as nonperforming loans and not as other assets, because the borrower has the potential to satisfy the obligation within twenty days from the date of repossession (before the Bank can schedule disposal of the collateral). The borrower can redeem the property by payment in full at any time prior to the property’s disposal by the Bank. Repossessed automobile loan balances amounted to $574,000 as of March 31, 2008, $455,000 at December 31, 2007 and $347,000 at March 31, 2007.
     The following table sets forth information regarding nonperforming assets held by the Company at the dates indicated.
Table 3 — Nonperforming Assets / Loans
(Unaudited — Dollars in Thousands)

	As of	As of	As of
	March 31,	December 31,	March 31,
	2008	2007	2007
Loans past due 90 days or more but still accruing
Consumer — Auto	$359	$378	$205
Consumer — Other	130	122	100

Total	$489	$500	$305

Loans accounted for on a nonaccrual basis (1)
Commercial and Industrial	$516	$306	$685
Business Banking	584	439	328
Commercial Real Estate	3,578	2,568	3,261
Residential Real Estate	3,733	2,380	2,055
Consumer — Home Equity	1,208	872	343
Consumer — Auto	574	455	347
Consumer — Other	216	124	30

Total	$10,409	$7,144	$7,049

Total nonperforming loans	$10,898	$7,644	$7,354

Other real estate owned	$1,019	$681	$—

Total nonperforming assets	$11,917	$8,325	$7,354

Restructured loans	$—	$—	$—

Nonperforming loans as a percent of gross loans	0.43%	0.37%	0.37%

Nonperforming assets as a percent of total assets	0.36%	0.30%	0.27%

(1)	There were no restructured nonaccruing loans at March 31 ,2008, December 31, 2007, and March 31, 2007.
     In the course of resolving nonperforming loans, the Bank may choose to restructure the contractual terms of certain commercial and real estate loans. Terms may be modified to fit the ability of the borrower to repay in line with its current financial status which is referred to as “a trouble debt restructuring”. It is the Bank’s policy to maintain restructured loans on nonaccrual status for approximately six months before management considers a restructured loan’s return to accrual status. At March 31, 2008, December 31, 2007 and March 31, 2007 the Bank had no restructured loans.
     Potential problem loans are any loans, which are not categorized as nonaccrual or non-performing loans and which are not considered troubled debt restructures, where known information about possible credit problems of the borrower(s) causes management to have concerns as to the ability of such borrower(s) to comply with present loan repayment terms. At March 31, 2008, the Bank had 24 potential problem loan relationships and at December 31, 2007 the Bank had fifteen potential problem loan relationships, which are not included in nonperforming loans. Outstanding balances on these loans totaled $39.7 million and $21.9 million at March 31, 2008 and December 31, 2007, respectively. At March 31, 2008, these problem loans continued to perform and the Company’s management actively monitors these loans and strives to minimize any possible adverse impact to the Bank.
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
     Interest income that would have been recognized for the three months ended March 31, 2008, and March 31, 2007, if nonperforming loans at the respective dates had been performing in accordance with their original terms, approximated $475,000 and $244,000, respectively. The actual amount of interest that was collected on these nonaccrual loans during the three months ended March 31, 2008 and March 31, 2007 and included in interest income was approximately $19,000 and $64,000, respectively.
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

     At March 31, 2008, impaired loans include all commercial real estate loans and commercial and industrial loans on nonaccrual status and other loans that have been categorized as impaired. Total impaired loans at March 31, 2008 and December 31, 2007 were $4.8 million and $3.9 million, respectively. The March 31, 2008 balance included $1.5 million in impaired loans from the former Slades Bank portfolio.
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
     As of March 31, 2008, the allowance for loan losses totaled $32.6 million, or 1.29%, of total loans as compared to $26.8 million, or 1.31%, of total loans at December 31, 2007. The increase in allowance was primarily the result of the acquisition of Slades, which added $5.5 million to the allowance of the Company. Based on management’s analysis, management believes that the level of the allowance for loan losses at March 31, 2008 is adequate.
     The following table summarizes changes in the allowance for loan losses and other selected loan data for the periods presented:

Table 4 — Summary of Changes in the Allowance for Loan Losses

	Quarter to Date
	March 31,	December 31,	September 30,	June 30,	March 31,
	2008	2007	2007	2007	2007
		(Unaudited - Dollars in Thousands)
Average loans	$2,207,337	$2,015,811	$1,971,023	$1,987,156	$2,003,218

Allowance for loan losses, beginning of period	$26,831	$26,192	$26,650	$26,815	$26,815
Charged-off loans:
Commercial and Industrial	346	31	—	133	334
Business Banking	146	301	217	178	93
Commercial Real Estate	—	—	—	—	—
Residential Real Estate	—	—	—	—	—
Commercial Construction	—	—	—	—	—
Residential Construction	—	—	—	—	—
Consumer — Home Equity	37	42	—	80	—
Consumer — Auto	444	261	452	324	420
Consumer — Other	315	296	240	189	276

Total charged-off loans	1,288	931	909	904	1,123

Recoveries on loans previously charged-off:
Commercial and Industrial	21	19	1	4	39
Business Banking	63	17	5	1	3
Commercial Real Estate	—	—	—	—	—
Residential Real Estate	—	—	—	—	—
Commercial Construction	—	—	—	—	—
Residential Construction	—	—	—	—	—
Consumer — Home Equity	—	—	—	—	—
Consumer — Auto	80	108	105	86	126
Consumer — Other	35	71	40	64	64

Total recoveries	199	215	151	155	232

Net loans charged-off	1,089	716	758	749	891
Provision for loan losses	1,342	1,355	300	584	891
Allowance related to business combinations	5,525	—	—	—	—

Total allowance for loan losses, end of period	$32,609	$26,831	$26,192	$26,650	$26,815

Net loans charged-off as a percent of average total loans (annualized)	0.20%	0.14%	0.15%	0.15%	0.18%
Total allowance for loan losses as a percent of total loans	1.29%	1.31%	1.32%	1.35%	1.34%
Total allowance for loan losses as a percent of nonperforming loans	299.22%	351.01%	412.41%	454.93%	364.65%
Net loans charged-off as a percent of allowance for loan losses (annualized)	13.36%	10.67%	11.58%	11.24%	13.29%
Recoveries as a percent of charge-offs (annualized)	15.45%	23.09%	16.61%	17.15%	20.66%
     The allowance for loan losses is allocated to various loan categories as part of the Bank’s process of evaluating the adequacy of the allowance for loan losses. The allowance amounts increased by approximately $5.8 million to $32.6 million at March 31, 2008. This increase includes the addition of $5.5 million in allowance for loan losses resulting from the Slades acquisition. Commencing in 2007, management has allocated certain amounts of the allowance to the various loan categories representing inherent qualitative risk factors, which may not be fully captured in its quantitative estimation of loan losses due to the imprecise nature of loan loss estimation techniques. In prior periods, such amounts were not allocated to specific loan categories. Prior to 2007, these amounts were maintained as a separate, non-specific allowance item identified as the “imprecision allowance”.
     The factors supporting the allowance for loan losses do not diminish the fact that the entire allowance for loan losses are available to absorb losses in the loan portfolio and related commitment portfolio, respectively.
     The following table sets forth the allocation of the allowance for loan losses by loan category at the dates indicated. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which actual losses may occur. The total allowance is available to absorb losses from any segment of the loan portfolio.
Table 5 — Summary of Allocation of the Allowance for Loan Losses
(Unaudited — Dollars In Thousands)

	AT MARCH 31,		AT DECEMBER 31,
	2008		2007
		Percent of		Percent of
		Loans		Loans
	Allowance	In Category	Allowance	In Category
	Amount	To Total Loans	Amount	To Total Loans
Allocated Allowances:
Commercial and Industrial	$5,026	10.3%	$3,850	9.3%
Business Banking	1,179	2.9%	1,265	3.4%
Commercial Real Estate	18,083	40.8%	13,939	39.0%
Real Estate Construction	4,198	6.8%	3,408	6.8%
Real Estate Residential	700	17.5%	741	16.5%
Consumer — Home Equity	1,166	14.1%	1,326	15.1%
Consumer — Auto	1,610	5.8%	1,609	7.6%
Consumer — Other	647	1.8%	693	2.3%

Total Allowance for Loan Losses	$32,609	100.0%	$26,831	100.0%

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
     The other method used to allocate allowances for loan losses entails the assignment of allowance amounts to individual loans on the basis of loan impairment. Certain loans are evaluated individually and are judged to be impaired when management believes it is probable that the Bank will not collect all of the contractual interest and principal payments as scheduled in the loan agreement. Under this method, loans are selected for evaluation based upon a change in internal risk rating, occurrence of delinquency, loan classification or non-accrual status. A specific allowance amount is allocated to an individual loan when such loan has been deemed impaired and when the amount of a probable loss is able to be estimated on the basis of: (a) the present value of anticipated future cash flows or on the loan’s observable fair market value, or (b) the fair value of collateral, if the loan is collateral dependent. Loans evaluated individually for impairment and the amount of specific allowance assigned to such loans totaled $4.8 million and $74,000, respectively, at March 31, 2008 and $3.9 million and $14,000, respectively, at December 31, 2007.
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
     Regional and local general economic conditions, as measured in terms of employment levels, gross state product and current and leading indicators of economic confidence for Massachusetts were relatively stable for the first quarter of 2008 and outperformed the national economy during the same period. Growth in knowledge-based industries including technology, science, and the health sector helped offset declines in housing and certain consumer-related sectors. Clearly defined, continuing negative trends show signs of a further weakening of market fundamentals in residential real estate markets throughout the region. This observation, when combined with financial market fallout from the sub prime mortgage crisis and potential inflationary pressure, primarily driven by higher energy, food, commodity, and health care costs, has raised concern that, moving forward through the remainder of 2008, general economic conditions may weaken.
     At March 31, 2008 and December 31, 2007, the allowance for loan losses totaled $32.6 million and $26.8 million, respectively. Based on the analyses described above, management believes that the level of the allowance for loan losses at March 31, 2008 is adequate.
     Goodwill and Core Deposit Intangibles Goodwill and Core Deposit Intangibles (“CDI”) increased $67.0 million, or 110.9%, to $127.4 million at March 31, 2008 from December 31, 2007. The amount of goodwill and core deposit and other intangible assets that were due to the Slades acquisition was $58.1 million and $9.0 million, respectively.
     Securities Securities decreased by $20.7 million, or 4.1%, during the three months ended March 31, 2008, due to the sale of $50.0 million in agency securities resulting in a gain of $133,000 during January 2008. In addition, associated with Slades acquisition, the Company sold the majority of Slades’ investments incurring a loss of $742,000. The ratio of securities to total assets as of March 31, 2008 was 14.6%, as compared to 18.3% at December 31, 2007.
     Deposits Total deposits of $2.5 billion increased 21.2% at March 31, 2008 compared to $2.0 billion at December 31, 2007. Of the increase $410.8 million is a result of the Slades acquisition. Excluding the impact of the acquisition, deposits grew at an annualized rate of 3.9%. See the table below for the deposits that transferred from Slades acquisition.
Table 6 — Effect of Slade’s Ferry Bancorp. Acquisition on Deposits

	March 31,	December 31,	Slade’s	Organic
	2008	2007	Acquisition	Growth
		(Dollars in Thousands)
Deposits
Demand Deposits	$549,581	$471,164	$74,584	$3,833
Savings and Interest Checking Accounts	686,808	587,474	119,908	(20,574)
Money Market	484,634	435,792	38,668	10,174
Time Certificates of Deposit	735,922	532,180	177,609	26,133

Total Deposits	$2,456,945	$2,026,610	$410,769	$19,566

     The Company experienced an increase in core deposits of $226.6 million, or 15.2%, and an increase in time deposits of $203.7 million, or 38.3%.
     Borrowings Total borrowings increased $38.8 million, or 7.7%, from December 31, 2007 to $543.1 million at March 31, 2008, due to retaining a portion of the borrowings acquired from Slades, $10.3 million of which are junior subordinated debentures.
     Stockholders’ Equity Stockholders’ equity as of March 31, 2008 totaled $300.7 million, as compared to $220.5 million at December 31, 2007. Equity increased mainly due to common stock issued for the acquisition of $76.2 million, net income of $6.3 million, and the net change in the unrealized losses on securities of $1.8 million offset by dividends declared of $2.9 million and the change in fair value of derivatives of $2.0 million.

     Equity to Assets Ratio The ratio of equity to assets was 9.0% and 8.0% at March 31, 2008 and at December 31, 2007, respectively.
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
     The Company reported net income of $6.3 million, a $318,000, or a 4.8% decrease, for the first quarter of 2008 as compared to the first quarter of 2007. Diluted earnings per share were $0.44 for the three months ended March 31, 2008, compared to $0.45 for the three months ended March 31, 2007.
     Effective March 1, 2008 the Company completed the acquisition of Slades. This acquisition may have a significant impact on comparative period results and will be discussed throughout the document as it applies.
     Net Interest Income The amount of net interest income is affected by changes in interest rates and by the volume and mix of interest earning assets and interest bearing liabilities.
     On a fully tax equivalent basis, net interest income for the first quarter of 2008 increased $1.7 million, or 7.1%, to $26.1 million, as compared to the first quarter of 2007. The Company’s net interest margin was 3.90% for the quarter ended March 31, 2008 as compared to 3.84% for the quarter ended March 31, 2007. The Company’s interest rate spread (the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities) was 3.37% for the first quarter of 2008, a 16 basis point increase when compared to the same period in the prior year.
     The yield on earning assets was 6.19% for the quarter ending March 31, 2008, compared with 6.38% in the same quarter ending in 2007. The average balance of securities has decreased by $31.6 million, or 6.3%, as compared with the prior year. The average balance of loans increased by $204.1 million, or 10.2%, and the yield on loans decreased by 36 basis points to 6.39% for the first quarter of 2008 compared to 6.75% for the first quarter in 2007. This decrease in the yield on earning assets is largely attributable to variable rate loans re-pricing lower with decreases in the underlying rate index (e.g. LIBOR, Prime) with the increase in outstanding loans driven largely by the Slades acquisition (see Note 10 above).
     For the first quarter of 2008, as compared to the same period in 2007, the average balance of interest-bearing liabilities increased by $132.7 million, or 6.5%, driven largely by the

Slades acquisition (see Note 10 above). The average cost of these interest bearing liabilities decreased to 2.82% as compared to 3.17% in 2007. Attributing toward the decrease in the cost of interest bearing liabilities was the additional cost incurred in the second quarter of 2007 associated with the interest expense on an additional $25.7 million at 8.375% of trust preferred securities outstanding pending refinancing in April of 2007.
     The following tables present the Company’s daily average balances, net interest income, interest rate spread, and net interest margin for the three months ending March 31, 2008 and March 31, 2007. For purposes of the table and the following discussion, income from interest-earning assets and net interest income are presented on a fully-taxable equivalent basis by adjusting income and yields earned on tax-exempt interest received on loans to qualifying borrowers and on certain of the Company’s securities to make them equivalent to income and yields on fully-taxable investments, assuming a federal income tax rate of 35%.

Table 7 — Average Balance, Interest Earned/Paid & Average Yields
(Unaudited — Dollars in Thousands)

		INTEREST			INTEREST
	AVERAGE	EARNED/	AVERAGE	AVERAGE	EARNED/	AVERAGE
	BALANCE	PAID	YIELD/RATE	BALANCE	PAID	YIELD/RATE
FOR THE THREE MONTHS ENDED MARCH 31,	2008	2008	2008	2007	2007	2007

Interest-earning Assets:
Federal Funds Sold and Short Term Investments	$624	$19	12.18%	$33,638	$444	5.28%
Securities:
Trading Assets	2,579	28	4.34%	1,691	14	3.31%
Taxable Investment Securities (1)	423,783	5,386	5.08%	448,521	5,402	4.82%
Non-taxable Investment Securities (1)(2)	45,833	735	6.41%	53,560	868	6.48%

Total Securities:	472,195	6,149	5.21%	503,772	6,284	4.99%
Loans (1)(3)	2,207,337	35,285	6.39%	2,003,218	33,816	6.75%

Total Interest-Earning Assets	$2,680,156	$41,453	6.19%	$2,540,628	$40,544	6.38%

Cash and Due from Banks	60,598			59,326
Other Assets	170,328			148,243

Total Assets	$2,911,082			$2,748,197

Interest-bearing Liabilities:
Deposits:
Savings and Interest Checking Accounts	$607,387	$1,591	1.05%	$571,638	$1,800	1.26%
Money Market	454,460	2,578	2.27%	469,367	3,541	3.02%
Time Deposits	607,399	6,146	4.05%	558,497	5,753	4.12%

Total interest-bearing deposits:	1,669,246	10,315	2.47%	1,599,502	11,094	2.77%
Borrowings:
Federal Home Loan Bank Borrowings	$300,577	$2,942	3.92%	$252,777	$2,791	4.42%
Federal Funds Purchased and Assets Sold Under Repurchase Agreement	139,276	1,153	3.31%	105,701	852	3.22%
Junior Subordinated Debentures	55,059	860	6.25%	77,320	1,390	7.19%
Other Borrowings	4,439	44	3.96%	585	8	5.47%

Total borrowings:	499,351	4,999	4.00%	436,383	5,041	4.62%

Total Interest-Bearing Liabilities	$2,168,597	$15,314	2.82%	$2,035,885	$16,135	3.17%

Demand Deposits	475,020			472,682

Other Liabilities	15,471			13,754

Total Liabilities	2,659,088			2,522,321
Stockholders’ Equity	251,994			225,876

Total Liabilities and Stockholders’ Equity	$2,911,082			$2,748,197

Net Interest Income		$26,139			$24,409

Interest Rate Spread (4)			3.37%			3.21%

Net Interest Margin (4)			3.90%			3.84%

Supplemental Information:
Total Deposits, including Demand Deposits	$2,144,266	$10,315		$2,072,184	$11,094
Cost of Total Deposits			1.92%			2.14%
Total Funding Liabilities, including Demand Deposits	$2,643,617	$15,314		$2,508,567	$16,135
Cost of Total Funding Liabilities			2.32%			2.57%

(1)	Investment Securities are at average fair value.

(2)	The total amount of adjustment to present interest income and yield on a fully tax-equivalent basis is $374 and $420 for the three months ended March 31, 2008 and 2007, respectively. Also, non-accrual loans have been included in the average loan category; however, unpaid interest on non-accrual loans has not been included for purposes of determining interest income.

(3)	Average nonaccruing loans are included in loans.

(4)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities. Net interest margin represents annualized net interest income as a percent of average interest-earning assets.

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
Table 8 — Volume Rate Analysis

	Three Months Ended March 31,				Three Months Ended March 31,
	2008 Compared to 2007				2007 Compared to 2006
			Change				Change
	Change	Change	Due to		Change	Change	Due to
	Due to	Due to	Volume/	Total	Due to	Due to	Volume/	Total
	Rate	Volume	Rate	Change	Rate	Volume	Rate	Change
	(Unaudited - Dollars in Thousands)				(Unaudited - Dollars in Thousands)
Income on interest-earning assets:
Federal funds sold	$580	$(436)	$(569)	$(425)	$30	$241	$73	$344
Securities:
Taxable securities	298	(298)	(16)	(16)	492	(2,159)	(147)	(1,814)
Non-taxable securities (1)	(9)	(125)	1	(133)	(34)	(134)	5	(163)
Trading assets	5	7	2	14	1	1	—	2

Total Securities:	294	(416)	(13)	(135)	459	(2,292)	(142)	(1,975)
Loans (1) (2)	(1,794)	3,446	(183)	1,469	1,690	(638)	(33)	1,019

Total	$(920)	$2,594	$(765)	$909	$2,179	$(2,689)	$(102)	$(612)

Expense of interest-bearing liabilities:
Deposits:
Savings and Interest Checking accounts	$(303)	$113	$(19)	$(209)	$875	$(4)	$(4)	$867
Money Market	(879)	(112)	28	(963)	794	(464)	(111)	219
Time deposits	(102)	504	(9)	393	1,331	165	52	1,548

Total interest-bearing deposits:	(1,284)	505	0	(779)	3,000	(303)	(63)	2,634
Borrowings:
Federal Home Loan Bank borrowings	$(317)	$528	$(60)	$151	$429	$(1,635)	$(168)	$(1,374)
Federal funds purchased and assets sold under repurchase agreements	23	271	7	301	228	(9)	(3)	216
Junior Subordinated Debentures	(182)	(400)	52	(530)	(191)	559	(96)	272
Other Borrowings	(2)	53	(15)	36	4	(10)	(2)	(8)

Total borrowings:	(478)	452	(16)	(42)	470	(1,095)	(269)	(894)

Total	$(1,762)	$957	$(16)	$(821)	$3,470	$(1,398)	$(332)	$1,740

Change in net interest income	$842	$1,637	$(749)	$1,730	$(1,291)	$(1,291)	$230	$(2,352)

(1)	The total amount of adjustment to present income and yield on a fully tax-equivalent basis is $374 and $420 for the three months ended March 31, 2008 and 2007, respectively.

(2)	Loans include portfolio loans, loans held for sale and nonperforming loans; however unpaid interest on nonaccrual loans has not been included for purposes of determining interest income.
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
     The provision for loan losses increased to $1.3 million for the three months ended March 31, 2008, compared with the $891,000 reported in the comparable year-ago period. The provision for loan loss has increased primarily due to increased levels of charge-offs and nonperforming loans as well as signs of overall softening in the economy.

     The ratio of the allowance for loan losses to total loans was 1.29%, 1.31% and 1.34% at March 31, 2008, December 31, 2007 and March 31, 2007, respectively. The allowance for loan losses at March 31, 2008 was 299.22% of nonperforming loans, as compared to 351.01% at December 31, 2007 and 364.65% at March 31, 2007.
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
     Non-Interest Income Non-interest income increased by $446,000, or 5.7%, during the three months ended March 31, 2008, respectively, as compared to the same period in the prior year.
     Service charges on deposit accounts increased by $226,000, or 6.6%, for the three months ended March 31, 2008, as compared to the same period in 2007, primarily due to increased overdraft fees.
     Wealth management revenue increased by $862,000, or 47.5%, for the three months ended March 31, 2008, as compared to the same period in 2007. Investment management revenue increased by $942,000, or 60.9%, for the three months ended March 31, 2008. Assets under management at March 31, 2008 were $1.3 billion, an increase of $448.9 million, or 53.0%, as compared to March 31, 2007. On November 1, 2007 Rockland Trust completed its acquisition of assets from the Lincoln, Rhode Island-based O’Connell Investment Services, Inc. The closing of this transaction added approximately $200 million to the assets under management. Retail wealth management revenue decreased by $80,000, or 30.0%, for the three months ended March 31, 2008, as compared to the three months ended March 31, 2007.
     Mortgage banking income increased by $340,000, or 43.9%, for the three months ended March 31, 2008, as compared to the same period in 2007. The balance of the mortgage servicing asset was $2.0 million and loans serviced amounted to $265.6 million as of March 31, 2008, as compared to a mortgage servicing asset balance of $2.3 million and loans serviced amounting to $281.7 million at March 31, 2007.
     There was a net loss on the sale of securities of $609,000 during the first quarter of 2008. Of this loss, $742,000 is associated with the sale of the majority of the Slade’s Ferry Bancorp. securities portfolio, which was offset by gains on agency securities reported earlier in the quarter. There were no gains or losses on the sale of securities during the first quarter of 2007.
     Other non-interest income decreased by $405,000, or 31.0%, and for the three months ended March 31, 2008, as compared to the same period in 2007. The majority of decreases are in the following categories: 1031 exchange income decreased by $294,000, due to the slowdown in national commercial real estate markets and trading asset losses of $68,000.

     Non-Interest Expense Non-interest expense increased by $2.6 million, or 12.0%, for the three months ended March 31, 2008, respectively, as compared to the same period in 2007.
     Salaries and employee benefits increased by $1.0 million, or 7.5%, for the three months ended March 31, 2008, as compared to the same periods in 2007. The increase in salaries and benefits is attributable to the Slades acquisition, annual merit increases, incentive programs, and the O’Connell Investment Services, Inc. acquisition in the fourth quarter of 2007.
     Occupancy and equipment expense increased by $349,000, or 13.7%, for the three-month period ending March 31, 2008, as compared to the same period in 2007 mainly due to increases in rent expense of $136,000 due to new locations, $78,000 for snow removal and sanding, and the effects of the Slade’s Ferry Bancorp. acquisition.
     Data processing and facilities management expense increased by $196,000, or 18.0%, for the three-month period ending March 31, 2008, as compared to the same period in 2007. The increase is partially a result of new functionality as well as an increase in volume.
     Due to the Slade’s Ferry Bancorp. acquisition there was $744,000 of merger and acquisition related expenses in the first quarter of 2008.
     During the three months ending March 31, 2008 the Company recognized a recovery on WorldCom bond loss of $418,000. The loss was previously recorded as of the period ended June 30, 2002.
     Other non-interest expense increased by $718,000, or 15.4%, for the three-month period ending March 31, 2008, as compared to the same period in 2007. The increase in the three-month period is primarily attributable to advertising expenses of $208,000, consulting fees of $197,000, intangible amortization of $170,000 and contribution expense of $97,000.
     Income Taxes For the quarters ending March 31, 2008 and March 31, 2007, the Company recorded combined federal and state income tax provisions of $2.3 million and $2.8 million, respectively. These provisions reflect effective income tax rates of 26.9% and 29.8% for the quarters ending March 31, 2008 and March 31, 2007, respectively. The impact of the Company’s New Markets Tax Credit program (“NMTC”) was the primary contributor to the reduction in the effective tax rate.
     The tax effects of all income and expense transactions are recognized by the Company in each year’s consolidated statements of income regardless of the year in which the transactions are reported for income tax purposes.
     During the second quarter of 2004, the Company announced that one of its subsidiaries (a Community Development Entity, or “CDE,” described above as Rockland Trust Community Development LLC (“RTC CDE I”), had been awarded $30.0 million in tax credit allocation authority under the NMTC program of the United States Department of Treasury. During 2006, the Company, through another of its CDE subsidiaries described above as Rockland Trust Community Development Corporation II (“RTC CDE II”), was awarded an additional $45.0 million in tax credit allocation authority under the New Markets Tax Credit program.

     In both 2004 and 2005, the Bank invested $15.0 million during each year from the first $30.0 million award into RTC CDE I. During 2007 the Bank invested $38.2 million into RTC CDE II. During 2008 the Bank invested $6.8 million into RTC CDE II to provide it with the capital necessary to begin assisting qualified businesses in low-income communities throughout its market area. Based upon the Bank’s total $75.0 million investment in RTC CDE I and RTC CDE II, it is eligible to receive tax credits over a seven year period totaling 39.0% of its investment, or $29.3 million. The Company recognized a $1.0 million benefit from these tax credits for the three months ending March 31, 2008. A $663,000 tax credit benefit was recognized for the three months ending March 31, 2007. The following table details the remaining expected tax credit recognition by year based upon the two $15.0 million investments made in 2004 and 2005, the investment of $38.2 million in 2007, and the remaining $6.8 million made during 2008.
Table 9 — New Markets Tax Credit Recognition Schedule
(Dollars in Thousands)

										Total
Investment		2004 - 2007	2008	2009	2010	2011	2012	2013	2014	Credits
2004	$15M	$3,150	$900	$900	$900	$—	$—	$—	$—	$5,850
2005	$15M	$2,250	$900	$900	$900	$900	$—	$—	$—	$5,850
2007	$38.2M	$1,910	$1,910	$1,910	$2,292	$2,292	$2,292	$2,292	$—	$14,898
2008	$6.8M	$—	$340	$340	$340	$408	$408	$408	$408	$2,652

Total	$75M	$7,310	$4,050	$4,050	$4,432	$3,600	$2,700	$2,700	$408	$29,250

     Return on Average Assets and Equity The annualized consolidated returns on average equity and average assets for the three months ended March 31, 2008 were 10.01% and 0.87%, respectively, compared to 11.73% and 0.96% reported for the same period last year.
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
     At March 31, 2008 and December 31, 2007 the Company had interest rate swaps and at December 31, 2007 the Company had interest rate caps designated as “cash flow” hedges. The interest rate cap matured during the first quarter of 2008. The purpose of these swaps is to hedge the variability in the cash outflows of LIBOR-based borrowings attributable to changes in interest rates. The table below shows interest rate derivatives the Company held as of March 31, 2008 and December 31, 2007:

Table 10 — Derivative Positions
Asset-Liability Management Positions
As of March 31, 2008

					Receive		Pay Fixed
	Notional	Trade	Effective	Maturity	(Variable)	Current Rate	Swap Rate/	Market Value
	Amount	Date	Date	Date	Index	Received	Cap Strike Rate	at March 31, 2008
	(Dollars in Thousands)
Interest Rate Swaps
	$35,000	19-Mar-08	19-Mar-08	20-Jan-10	3 Month LIBOR	3.89%	2.28%	$71
	$25,000	16-Feb-06	28-Dec-06	28-Dec-16	3 Month LIBOR	2.80%	5.04%	($2,224)
	$25,000	16-Feb-06	28-Dec-06	28-Dec-16	3 Month LIBOR	2.80%	5.04%	($2,238)

Total	$85,000						Total	($4,391)

Grand Total	$85,000						Grand Total	($4,391)

As of December 31, 2007

					Receive		Pay Fixed
	Notional	Trade	Effective	Maturity	(Variable)	Current Rate	Swap Rate/	Market Value
	Amount	Date	Date	Date	Index	Received	Cap Strike Rate	at December 31, 2007
	(Dollars in Thousands)
Interest Rate Swaps
	$35,000	18-Jan-05	20-Jan-05	20-Jan-10	3 Month LIBOR	5.18%	4.06%	($208)
	$25,000	16-Feb-06	28-Dec-06	28-Dec-16	3 Month LIBOR	4.99%	5.04%	($987)
	$25,000	16-Feb-06	28-Dec-06	28-Dec-16	3 Month LIBOR	4.99%	5.04%	($994)

Total	$85,000						Total	($2,189)

Interest Rate Caps
	$100,000	27-Jan-05	31-Jan-05	31-Jan-08	3 Month LIBOR	4.96%	4.00%	$79

Grand Total	$185,000						Grand Total	($2,110)

Customer-Related Positions
As of March 31, 2008

	Notional Amount Maturing
	2008	2009	2010	2011	Thereafter	Total	Market Value
	(Dollars in Thousands)
Interest Rate Contracts
Receive fixed, pay variable	—	—	—	—	$6,330	$6,330	($81)
Pay fixed, receive variable	—	—	—	—	$6,330	$6,330	$81
     In March 2008 the Company exited a $35.0 million notional value LIBOR based interest rate swap hedging 3 month revolving FHLB advances with Bear Stearns and replaced it with a $35.0 million notional value LIBOR based interest rate swap hedging 3 month revolving FHLB advances with Citigroup Financial. Upon exiting the swap, a $1.2 million loss remained in other comprehensive income net of tax and will be amortized into interest expense on borrowings over the original maturity of the swap (until January 2010.) Associated amortization of $21,000 was recognized in interest expense on borrowings in the first quarter of 2008.
     Customer-Related Positions Interest rate derivatives, primarily interest-rate swaps, offered to commercial borrowers through our hedging program are designated as speculative under SFAS No. 133. However, we believe that our exposure to commercial customer derivatives is limited because these contracts are simultaneously matched at inception with an identical dealer transaction. The commercial customer hedging program allows us to retain variable-rate commercial loans while allowing the customer to synthetically fix the loan rate by entering into a variable-to-fixed interest rate swap. For the quarter ended March 31, 2008, we recorded a total notional amount of $6.3 million of interest rate swap agreements with commercial borrowers and an equal notional amount of dealer transactions. It is anticipated that over time customer interest rate derivatives will reduce the interest rate risk inherent in our longer-term, fixed-rate commercial business and real estate loans. The customer-related positions summarized in Table 10 include both the customer and offsetting dealer transactions.

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
     The following table set forth the fair value of residential mortgage loan commitments and forward sales agreements at the periods indicated:
Table 11 — Fair Value of Residential Mortgage Loan Commitments and Forward Sales Agreements

	Fair Value At
	March 31,	December 31,	March 31,
	2008	2007	2007
	(Dollars in Thousands)
Residential Mortgage Loan Commitments	$389	$286	$243
Forward Sales Agreements	$52	$5	$81

	Change for the Three Months
	Ended March 31,
	2008	2007
Residential Mortgage Loan Commitments	$103	$150
Forward Sales Agreements	$47	$21

Total Change in Fair Value	$150	$171

     Changes in these fair values are recorded as a component of mortgage banking income.
     Market Risk Market risk is the sensitivity of income to changes in interest rates, foreign exchange rates, commodity prices and other market-driven rates or prices. The Company has no trading operations, with the exception of funds managed by the Company’s investment management group and that are held within a trust to fund non-qualified executive retirement obligations and a $1.2 million equities portfolio acquired as part of the Slade’s Ferry Bancorp. acquisition that the Company plans on liquidating in the second quarter of 2008, and thus is only primarily exposed to non-trading market risk.
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
     The following table sets forth the estimated effects on the Company’s net interest income over a 12-month period following the indicated dates in the event of the indicated increases or decreases in market interest rates:
Table 12 — Interest Rate Sensitivity

	200 Basis Point	200 Basis Point
	Rate Increase	Rate Decrease
March 31, 2008	(2.9%)	0.6%
March 31, 2007	(1.9%)	(0.3%)
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
     The most significant factors affecting market risk exposure of the Company’s net interest income during the first quarter of 2008 were (i) the shape of the U.S. Government securities and interest rate swap yield curve, (ii) the level of U.S. prime interest rate and LIBOR rates, and (iii) the level of rates paid on deposit accounts.
     The Company’s earnings are not directly and materially impacted by movements in foreign currency rates or commodity prices. Movements in equity prices may have an indirect but modest impact on earnings by affecting the volume of activity or the amount of fees from investment-related business lines, and directly by affecting the value at the Company’s trading portfolio.
     Liquidity Liquidity, as it pertains to the Company, is the ability to generate adequate amounts of cash in the most economical way for the institution to meet its ongoing obligations to pay deposit withdrawals and to fund loan commitments. The Company’s primary sources of funds are deposits, borrowings, and the amortization, prepayment and maturities of loans and securities.
     The Bank utilizes its extensive branch network to access retail customers who provide a stable base of in-market core deposits. These funds are principally comprised of demand deposits, interest checking accounts, savings accounts, and money market accounts. Deposit levels are greatly influenced by interest rates, economic conditions, and competitive factors. The Bank has also established repurchase agreements with major brokerage firms as potential sources of liquidity. At March 31, 2008, the Company had $50.0 million outstanding in repurchase agreements. In addition to agreements with brokers, the Bank also had customer repurchase agreements outstanding amounting to $88.6 million at March 31, 2008. As a member of the FHLB, the Bank has access to approximately $270.1 million of borrowing capacity. On March 31, 2008, the Bank had $332.1 million outstanding in FHLB borrowings.
     The Company, as a separately incorporated bank holding company, has no significant operations other than serving as the sole stockholder of the Bank. Its commitments and debt service requirement at March 31, 2008 consist of $61.8 million junior subordinated debentures, including accrued interest, of which $51.5 million was issued to an unconsolidated subsidiary Independent Capital Trust V, in connection with the issuance of variable rate (LIBOR plus 1.48%) Capital Securities due in 2037, for which the Company has locked in a fixed rate of interest of 6.52% for 10 years through an interest rate swap. The remaining $10.3 million is issued to Slade’s Ferry Statutory Trust I an unconsolidated subsidiary acquired as part of the Slades acquisition. These debentures are due in 2034, are callable in March 2009 and have a floating rate of interest of LIBOR plus 2.79% at March 31, 2008. The Company called the junior subordinated debentures issued to Independent Capital Trust IV in April 2007. The Company’s only obligations relate to its reporting obligations under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and related expenses as a publicly traded company. The Company funds virtually all expenses through dividends paid by the Bank.
     The Company actively manages its liquidity position under the direction of the Asset/Liability Management Committee. Periodic review under prescribed policies and procedures is intended to ensure that the Company will maintain adequate levels of available funds. At March 31, 2008, the Company’s liquidity position was well above policy guidelines. Management believes that the Bank has adequate liquidity available to respond to current and anticipated liquidity demands.
     As of March 31, 2008, the Company has certain financial assets and liabilities recorded at fair value. The Company adopted the provisions of Statement of Financial Accounting Standards No. 157, Fair Value Measurement, (“SFAS 157”), as of January 1, 2008. In accordance with SFAS 157, the Company has classified its financial assets and liabilities within the appropriate level of the fair value hierarchy based upon the significance of the inputs to the valuation techniques. Fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. Fair values determined by Level 2 inputs utilize data points that are observable, directly or indirectly, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability.
     As noted in Note 4, Fair Value Disclosure, a majority of the Company’s financial assets and liabilities have been classified as Level 2. These assets and liabilities have been initially valued at the transaction price and subsequently valued using market data including reportable trades, benchmark yields, broker/dealer quotes, bids, offers, and other industry and economic events. When necessary, the Company validates its valuation techniques by understanding the models used by pricing sources, obtaining market values from other pricing sources and challenging pricing data received from others. There have been no changes in the valuation techniques used during the current period.
     Excluding cash equivalents, the Company’s financial instruments may be sensitive to changes in economic factors such as interest rates or credit spreads. These risks are further described in Part II, Item 1A, “Risk Factors” of this Form 10-Q.
     Capital Resources and Dividends The Federal Reserve Board, the Federal Deposit Insurance Corporation, and other regulatory agencies have established capital guidelines for banks and bank holding companies. Risk-based capital guidelines issued by the federal regulatory agencies require banks to meet a minimum Tier 1 risk-based capital ratio of 4.0% and a total risk-based capital ratio of 8.0%. At March 31, 2008, the Company had a Tier 1 risk-based capital ratio of 9.45% and a total risk-based capital ratio of 10.70%. The Bank had a Tier 1 risk-based capital ratio of 9.39% and a total risk-based capital ratio of 10.64% as of the same date.
     A minimum requirement of 4.0% Tier 1 leverage capital is also mandated. On March 31, 2008, the Company and the Bank had Tier 1 leverage capital ratios of 8.55% and 8.60%, respectively.
     On March 20, 2008 the Company’s Board of Directors declared a cash dividend of $0.18 per share, a 5.9% increase from December 2007, to stockholders of record as of the close of business on March 31, 2008. This dividend was paid on April 11, 2008. On an annualized basis, the dividend payout ratio amounted to 41.77% of the trailing four quarters’ earnings.

     Contractual Obligations, Commitments, Contingencies, and Off-Balance Sheet Financial Instruments There have been no material changes in contractual obligations, commitments, contingencies, and off-balance sheet financial instruments during the first quarter of 2008. Please refer to the 2007 Form 10-K for a complete table of contractual obligations, commitments, contingencies, and off-balance sheet financial instruments.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Information required by this Item 3 is included in Item 2 of Part I of this Form 10-Q, entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Item 4. Controls and Procedures
     Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based upon that evaluation, the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this quarterly report.
     Changes in Internal Controls over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the first quarter of 2008 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.
Item 4T. Controls and Procedures — N/A
PART II. OTHER INFORMATION

Item 1. Legal Proceedings
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
     In September 2007 Computer Associates filed a motion requesting an award of attorney fees and costs. Rockland believes that it has meritorious defenses and has opposed that motion. Rockland has not established a reserve for the attorney fees and costs claim, and the court has not yet rendered its decision with respect to the motion.
     In addition to the foregoing, the Company is involved in routine legal proceedings occurring in the ordinary course of business which in the aggregate are believed by us to be immaterial to our financial condition and results of operations.
Item 1A. Risk Factors
     As of the date of this report, there have been no material changes with regard to the Risk Factors disclosed in Item 1A of our 2007 Annual Report on Form 10-K, which are incorporated herein by reference.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     (a) - (c) Not applicable.
Item 3. Defaults Upon Senior Securities — None
Item 4. Submission of Matters to a Vote of Security Holders — None

Item 5. Other Information — None
Item 6. Exhibits
Exhibits Index

No.	Exhibit

3.(i)	Restated Articles of Organization, as amended as of February 10, 2005, incorporated by reference to the Company’s Form 8-K filed on May 18, 2005.

3.(ii)	Amended and Restated Bylaws of the Company, as amended as of February 10, 2005, incorporated by reference to the Company’s Form 8-K filed on May 18, 2005.

4.1	Specimen Common Stock Certificate, incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 1992.

4.2	Specimen preferred Stock Purchase Rights Certificate, incorporated by reference to the Company’s Form 8-A Registration Statement filed by the Company on November 5, 2001.

4.3	Indenture of Registrant relating the Junior Subordinated Debt Securities issued to Independent Capital Trust V is incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2006, filed by the Company on February 28, 2007.

4.4	Form of Certificate of Junior Subordinated Debt Security for Independent Capital Trust V (included as Exhibit A to Exhibit 4.8)

4.5	Amended and Restated Declaration of Trust for Independent Capital Trust V is incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2006, filed by the Company on February 28, 2007.

4.6	Form of Capital Security Certificate for Independent Capital Trust V (included as Exhibit A-1 to Exhibit 4.10).

4.7	Guarantee Agreement relating to Independent Capital Trust V is incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2006, filed by the Company on February 28, 2007.

4.8	Forms of Capital Securities Purchase Agreements for Independent Capital Trust V is incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2006, filed by the Company on February 28, 2007.

10.1	Independent Bank Corp. 1996 Non-Employee Directors’ Stock Option Plan (Management contract under Item 601 (10)(iii)(A)). Incorporated by reference to the Company’s Definitive Proxy Statement for the 1996 Annual Meeting of Stockholders filed with the Commission on March 19, 1996.

No.	Exhibit
10.2	Independent Bank Corp. 1997 Employee Stock Option Plan (Management contract under Item 601 (10)(iii)(A)). Incorporated by reference to the Company’s Definitive Proxy Statement for the 1997 Annual Meeting of Stockholders filed with the Commission on March 20, 1997.

10.3	Independent Bank Corp. 2005 Employee Stock Plan incorporated by reference to Form S-8 filed by the Company on July 28, 2005.

10.4	Renewal Rights Agreement noted as of September 14, 2000 by and between the Company and Rockland, as Rights Agent (Exhibit to Form 8-K filed on October 23, 2000).

10.5	Independent Bank Corp. Deferred Compensation Program for Directors (restated as amended as of December 1, 2000). Incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2000.

10.6	Master Securities Repurchase Agreement, incorporated by reference to Form S-1 Registration Statement filed by the Company on September 18, 1992.

10.7	First Amended and Restated Employment Agreement between Christopher Oddleifson and the Company and Rockland Trust dated April 14, 2005 is filed as an exhibit under the Form 8-K filed on April 14, 2005.

10.8	Revised employment agreements between Raymond G. Fuerschbach, Edward F. Jankowski, Jane L. Lundquist, Edward H. Seksay and Denis K. Sheahan and the Company and Rockland Trust (Management Contracts under Item 601 (10)(iii)(A)) dated December 6, 2004 are filed as an exhibit under the Form 8-K filed on December 9, 2004.

10.9	Employment Agreement with Gerald Nadeau filed as an exhibit under the 8-K filed on December 14, 2007.

10.10	Options to acquire shares of the Company’s Common Stock pursuant to the Independent Bank Corp. 1997 Employee Stock Option Plan were awarded to Christopher Oddleifson, Raymond G. Fuerschbach, Edward F. Jankowski, Ferdinand T. Kelley, Jane L. Lundquist, Edward H. Seksay and Denis K. Sheahan pursuant to option agreements dated December 9, 2004. The form of these option agreements were filed as exhibits under the Form 8-K filed on December 15, 2004.

10.11	On-Site Outsourcing Agreement by and between Fidelity Information Services, Inc. and Independent Bank Corp., effective as of November 1, 2004. Incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2004 filed on March 4, 2005. (PLEASE NOTE: Portions of this contract, and its exhibits and attachments, have been omitted pursuant to a request for confidential treatment sent on March 4, 2005 to the Securities and Exchange Commission. The locations where material has been omitted are indicated by the following notation: “{****}”. The entire contract, in unredacted form, has been filed separately with the Commission with the request for confidential treatment.)

10.12	New Markets Tax Credit program Allocation Agreement between the Community Development Financial Institutions Fund of the United States Department of the Treasury and Rockland Community Development with an Allocation Effective Date of September 22, 2004 is filed as an exhibit under the Form 8-K filed on October 14, 2004.

No.	Exhibit
10.13	Options to acquire shares of the Company’s Common Stock pursuant to the Independent Bank Corp. 2005 Employee Stock Plan were awarded to Christopher Oddleifson, Raymond G. Fuerschbach, Edward F. Jankowski, Ferdinand T. Kelley, Jane L. Lundquist, Edward H. Seksay, and Denis K. Sheahan pursuant to option agreements dated December 15, 2005. The form of option agreements used for these awards were filed as exhibits under the Form 8-K filed on December 20, 2005.

10.14	Independent Bank Corp. 2006 Non-Employee Director Stock Plan incorporated by reference to Form S-8 filed by the Company on April 17, 2006.

10.15	Independent Bank Corp. Stock Option Agreement for Non-Employee Director is filed as an exhibit under the Form 10-Q filed on May 9, 2006.

10.16	Independent Bank Corp. Restricted Stock Agreement for Non-Employee Director is filed as an exhibit under the Form 10-Q filed on May 9, 2006.

10.17	New Markets Tax Credit program Allocation Agreement between the Community Development Financial Institutions Fund of the United States Department of the Treasury and Rockland Community Development with an Allocation Effective Date of January 9, 2007 is incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2006, filed by the Company on February 28, 2007.

10.18	Independent Bank Corp. and Rockland Trust Company 2008 Executive Officer Performance Incentive Plan is incorporated by reference to the Form 8-K filed on February 21, 2008.

10.19	Agreement and Plan of Merger to acquire Slade’s Ferry Bancorp. is incorporated by reference to the Form 8-K filed on October 12, 2007.

31.1	Section 302 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.*

31.2	Section 302 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.*

32.1	Section 906 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.+

32.2	Section 906 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.+

*	Filed herewith

+	Furnished herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
INDEPENDENT BANK CORP.
(registrant)

Date: May 5, 2008	/s/ Christopher Oddleifson
Christopher Oddleifson
President and Chief Executive Officer

Date: May 5, 2008	/s/ Denis K. Sheahan
Denis K. Sheahan
Chief Financial Officer

INDEPENDENT BANK CORP.
(registrant)