Form 10-Q
period 2008-06-30
INDEPENDENT BANK CORP
filed 2008-08-07
CIK 776901

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Yes ☐     No ☑
     As of August 1, 2008, there were 16,276,859 shares of the issuer’s common stock outstanding, par value $0.01 per share.

PAGE
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	63
Item 3. Defaults Upon Senior Securities	63
Item 4. Submission of Matters to a Vote of Security Holders	63
Item 5. Other Information	64
Item 6. Exhibits	64

Signatures	68
EX-31.1 Section 302 Certification of CEO
EX-31.2 Section 302 Certification of CFO
EX-32.1 Section 906 Certification of CEO
EX-32.2 Section 906 Certification of CFO

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
INDEPENDENT BANK CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited- Dollars in Thousands, Except Share and Per Share Amounts)

	June 30,	December 31,
	2008	2007

ASSETS
CASH AND DUE FROM BANKS	$89,719	$67,416
FED FUNDS SOLD AND SHORT TERM INVESTMENTS	100	—
SECURITIES
TRADING ASSETS	3,185	1,687
SECURITIES AVAILABLE FOR SALE	426,894	444,258
SECURITIES HELD TO MATURITY (fair value $33,186 and $45,663)	33,895	45,265
FEDERAL HOME LOAN BANK STOCK	24,603	16,260

TOTAL SECURITIES	488,577	507,470

LOANS
COMMERCIAL AND INDUSTRIAL	261,384	190,522
COMMERCIAL REAL ESTATE	1,062,902	797,416
COMMERCIAL CONSTRUCTION	170,373	133,372
BUSINESS BANKING	86,430	69,977
RESIDENTIAL REAL ESTATE	417,304	323,847
RESIDENTIAL CONSTRUCTION	9,292	6,115
RESIDENTIAL LOANS HELD FOR SALE	9,171	11,128
CONSUMER — HOME EQUITY	374,580	308,744
CONSUMER — AUTO	141,046	156,006
CONSUMER — OTHER	42,783	45,825

TOTAL LOANS	2,575,265	2,042,952
LESS: ALLOWANCE FOR LOAN LOSSES	(33,231)	(26,831)

NET LOANS	2,542,034	2,016,121

BANK PREMISES AND EQUIPMENT, NET	34,749	39,085
GOODWILL	116,606	58,296
IDENTIFIABLE INTANGIBLE ASSETS	10,308	2,115
MORTGAGE SERVICING RIGHTS	1,954	2,073
BANK OWNED LIFE INSURANCE	63,439	49,443
OTHER REAL ESTATE OWNED	1,393	681
OTHER ASSETS	38,579	25,713

TOTAL ASSETS	$3,387,458	$2,768,413

LIABILITIES AND STOCKHOLDERS’ EQUITY
DEPOSITS
DEMAND DEPOSITS	$564,060	$471,164
SAVINGS AND INTEREST CHECKING ACCOUNTS	696,457	587,474
MONEY MARKET	478,852	435,792
TIME CERTIFICATES OF DEPOSIT OVER $100,000	292,446	187,446
OTHER TIME CERTIFICATES OF DEPOSIT	442,346	344,734

TOTAL DEPOSITS	2,474,161	2,026,610

FEDERAL HOME LOAN BANK BORROWINGS	357,949	311,125
FEDERAL FUNDS PURCHASED AND ASSETS SOLD UNDER REPURCHASE AGREEMENTS	157,114	138,603
JUNIOR SUBORDINATED DEBENTURES	61,857	51,547
OTHER BORROWINGS	495	3,069

TOTAL BORROWINGS	577,415	504,344

OTHER LIABILITIES	35,880	16,994

TOTAL LIABILITIES	$3,087,456	$2,547,948

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
PREFERRED STOCK, $0.01 par value. Authorized: 1,000,000 Shares Outstanding: None	$—	$—
COMMON STOCK, $0.01 par value. Authorized: 30,000,000 Shares Issued and Outstanding: 16,269,659 Shares at June 30, 2008 and 13,746,711 Shares at December 31, 2007	163	137
SHARES HELD IN RABBI TRUST AT COST 167,534 Shares at June 30, 2008 and 168,734 Shares at December 31, 2007	(2,153)	(2,012)
DEFERRED COMPENSATION OBLIGATION	2,153	2,012
ADDITIONAL PAID IN CAPITAL	137,201	60,632
RETAINED EARNINGS	171,337	164,565
ACCUMULATED OTHER COMPREHENSIVE LOSS, NET OF TAX	(8,699)	(4,869)

TOTAL STOCKHOLDERS’ EQUITY	300,002	220,465

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,387,458	$2,768,413

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited — Dollars in Thousands, Except Share and Per Share Data)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30,		June 30,
	2008	2007	2008	2007

INTEREST INCOME
Interest on Loans	$38,657	$33,788	$73,825	$67,487
Taxable Interest and Dividends on Securities	5,409	4,984	10,822	10,400
Non-taxable Interest and Dividends on Securities	474	542	953	1,106
Interest on Federal Funds Sold and Short-Term Investments	15	289	35	733

Total Interest and Dividend Income	44,555	39,603	85,635	79,726

INTEREST EXPENSE
Interest on Deposits	9,539	10,816	19,854	21,910
Interest on Borrowings	4,929	5,354	9,928	10,395

Total Interest Expense	14,468	16,170	29,782	32,305

Net Interest Income	30,087	23,433	55,853	47,421

PROVISION FOR LOAN LOSSES	1,902	584	3,245	1,475

Net Interest Income After Provision For Loan Losses	28,185	22,849	52,608	45,946

NON-INTEREST INCOME
Service Charges on Deposit Accounts	3,963	3,531	7,598	6,941
Wealth Management	3,114	2,180	5,790	3,994
Mortgage Banking Income, Net	960	820	2,073	1,594
Bank Owned Life Insurance Income	637	427	1,158	915
Net Loss on Sales of Securities Available for Sale	—	—	(609)	—
Loss on Write-Down of Certain Investments to Fair Value	(1,850)	—	(1,850)	—
Other Non-Interest Income	838	1,081	1,740	2,388

Total Non-Interest Income	7,662	8,039	15,900	15,832

NON-INTEREST EXPENSE
Salaries and Employee Benefits	14,945	13,013	29,088	26,166
Occupancy and Equipment Expenses	3,235	2,607	6,138	5,161
Data Processing and Facilities Management	1,421	1,202	2,705	2,290
Merger & Acquisition Expenses	376	—	1,120	—
Advertising Expense	604	454	1,141	783
Consulting Expense	444	423	899	681
Telephone	431	328	812	664
WorldCom Bond Loss Recovery	—	—	(418)	—
Other Non-Interest Expense	6,606	5,239	10,609	8,974

Total Non-Interest Expense	28,062	23,266	52,094	44,719

INCOME BEFORE INCOME TAXES	7,785	7,622	16,414	17,059
PROVISION FOR INCOME TAXES	1,965	1,908	4,286	4,720

NET INCOME	$5,820	$5,714	$12,128	$12,339

BASIC EARNINGS PER SHARE	$0.36	$0.41	$0.80	$0.86

DILUTED EARNINGS PER SHARE	$0.36	$0.40	$0.79	$0.86

Weighted average common shares (Basic)	16,268,009	14,101,468	15,193,327	14,282,226
Common share equivalents	78,740	129,796	76,614	146,097

Weighted average common shares (Diluted)	16,346,749	14,231,264	15,269,941	14,428,323

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited — Dollars in Thousands, Except Per Share Data)

							ACCUMULATED
	COMMON		SHARES	DEFERRED	ADDITIONAL		OTHER
	SHARES	COMMON	HELD IN	COMPENSATION	PAID-IN	RETAINED	COMPREHENSIVE
	OUTSTANDING	STOCK	RABBI TRUST	OBLIGATION	CAPITAL	EARNINGS	(LOSS)	TOTAL

BALANCE DECEMBER 31, 2006	14,686,481	$147	$(1,786)	$1,786	$60,181	$175,146	($5,691)	$229,783

Net Income						28,381		28,381
Cash Dividends Declared ($0.68 per share)						(9,482)		(9,482)
Purchase of Common Stock	(1,000,000)	(10)				(30,686)		(30,696)
Proceeds From Exercise of Stock Options	56,037	—				1,029		1,029
Tax Benefit Related to Equity Award Activity					65			65
Equity Based Compensation					391			391
Restricted Shares Issued	4,193				(5)			(5)
Change in Fair Value of Derivatives During Period, Net of Tax and Realized Gains/(Losses)							(2,408)	(2,408)
Deferred Compensation Obligation			(226)	226				—
Cumulative Effect of Accounting Change						177		177
Amortization of Prior Service Cost							(92)	(92)
Change in Unrealized Gain on Securities Available For Sale, Net of Tax and Realized Gains/(Losses)							3,322	3,322

BALANCE DECEMBER 31, 2007	13,746,711	$137	$(2,012)	$2,012	$60,632	$164,565	($4,869)	$220,465

Net Income						12,128		12,128
Cash Dividends Declared ($0.36 per share)						(5,862)		(5,862)
Common Stock Issued for Acquisition	2,492,195	25			76,203			76,228
Proceeds From Exercise of Stock Options	30,753	1				506		507
Tax Benefit Related to Equity Award Activity					125			125
Equity Based Compensation					241			241
Change in Fair Value of Derivatives During Period, Net of Tax and Realized Gains/(Losses)							(198)	(198)
Deferred Compensation Obligation			(141)	141				—
Amortization of Prior Service Cost							84	84
Change in Unrealized Gain on Securities Available For Sale, Net of Tax and Realized Gains/(Losses)							(3,716)	(3,716)

BALANCE JUNE 30, 2008	16,269,659	$163	$(2,153)	$2,153	$137,201	$171,337	($8,699)	$300,002

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited — Dollars In Thousands)

	SIX MONTHS ENDED
	JUNE 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$12,128	$12,339
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED FROM OPERATING ACTIVITIES:
Depreciation and amortization	3,134	3,221
Provision for loan losses	3,245	1,475
Deferred income tax benefit	(8,109)	(506)
Loans originated for resale	(138,680)	(100,983)
Proceeds from mortgage loan sales	141,100	102,360
Net gain on sale of mortgages	(463)	(359)
Net loss on sale of investments	609	—
Loss on write-down of investments in securities available for sale	1,850	—
Loss (gain) on sale of other real estate owned	35	(43)
Realized gain on sale leaseback transaction	(172)	—
Amortization of mortgage servicing asset, net of gain	119	178
Equity based compensation	241	187
Changes in assets and liabilities:
Decrease (increase) in other assets	10,613	(1,647)
Increase in other liabilities	(8,442)	1,150

TOTAL ADJUSTMENTS	5,080	5,033

NET CASH PROVIDED FROM OPERATING ACTIVITIES	17,208	17,372

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal repayments of Securities Held to Maturity	11,437	28,374
Proceeds from maturities, principal repayments and sales of Securities Available For Sale	166,521	30,270
Purchase of Securities Available For Sale	(63,344)	(10,502)
(Purchase) sale of Federal Home Loan Bank stock	(642)	79,968
Net (increase) decrease in Loans	(65,395)	41,282
Cash used for Merger and Acquisition, net of cash acquired	(13,655)	(2,097)
Investment in Bank Premises and Equipment	(4,607)	(2,893)
Proceeds from the sale of other real estate owned	206	233
Proceeds from the sale leaseback transaction	31,433	—

NET CASH PROVIDED FROM INVESTING ACTIVITIES	61,954	164,635

CASH FLOWS USED IN FINANCING ACTIVITIES:
Net increase (decrease) in Time Deposits	25,003	(41,649)
Net increase in Other Deposits	11,779	3,392
Net increase (decrease) in Federal Funds Purchased and Assets Sold Under Repurchase Agreements	18,511	(14,049)
Net decrease in Federal Home Loan Bank Borrowings	(104,840)	(73,913)
Net decrease in Treasury Tax & Loan Notes	(2,574)	(1,883)
Redemption of Junior Subordinated Debentures	—	(25,773)
Amortization/write-off of issuance costs	—	922
Proceeds from exercise of stock options	507	429
Tax benefit related to equity award activity	125	43
Payments for purchase of common stock	—	(25,292)
Dividends paid	(5,270)	(4,799)

NET CASH USED IN FINANCING ACTIVITIES	(56,759)	(182,572)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	22,403	(565)

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	67,416	62,773

CASH AND CASH EQUIVALENTS AT JUNE 30,	$89,819	$62,208

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest on deposits and borrowings	$30,513	$31,893
Income taxes	6,401	6,709
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Change in fair value of derivatives, net of tax and realized gain	$(198)	$718
Change in fair value of securities available for sale, net of tax and realized gain/(losses)	(3,716)	(1,553)
Amortization of prior service cost, net of tax	84	55
Cumulative effect of accounting change (Adoption of FIN No. 48)	—	177
Transfer of loans to other real estate owned	953	305
In conjunction with the purchase acquisition detailed in Note 9 to the Unaudited Consolidated Interim Financial Statements, assets were acquired and liabilities were assumed as follows:
Fair value of assets acquired	$662,647	—
Fair value of liabilities assumed	586,419	—
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — BASIS OF PRESENTATION
     Independent Bank Corp. (the “Company”) is a state chartered, federally registered bank holding company headquartered in Rockland, Massachusetts, incorporated in 1985. The Company is the sole stockholder of Rockland Trust Company (“Rockland Trust” or the “Bank”), a Massachusetts trust company chartered in 1907. The Company was the sponsor of Delaware statutory trusts named Independent Capital Trust III (“Trust III”), Independent Capital Trust IV (“Trust IV”), and is currently the sponsor of Independent Capital Trust V (“Trust V”) and Slade’s Ferry Statutory Trust I (“Slade’s Ferry Trust I”) a Connecticut statutory trust, each of which were formed to issue trust preferred securities.
     The proceeds which the Company derived from Trust V were used on December 31, 2006 and April 30, 2007 to redeem all of the outstanding trust preferred securities of Trust III and Trust IV, respectively. Trust III and Trust IV have been dissolved. Slade’s Ferry Trust I was an existing statutory trust of Slade’s Ferry Bancorp. (“Slades”), which was acquired by the Company effective March 1, 2008 (see Note 9, “Acquisition” hereof). Trust V and Slade’s Ferry Trust I are not included in the Company’s consolidated financial statements in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46R (“FIN 46”).
     As of June 30, 2008 the Bank had the following corporate subsidiaries, all of which were wholly-owned by the Bank and were included in the Company’s consolidated financial statements:
•	Six Massachusetts security corporations, namely Rockland Borrowing Collateral Securities Corp., Rockland IMG Collateral Securities Corp., Rockland Deposit Collateral Securities Corp., Taunton Avenue Securities Corp., Slade’s Ferry Securities Corporation, and Slade’s Ferry Security Corporation II, which hold securities, industrial development bonds, and other qualifying assets;

•	Rockland Trust Community Development Corporation (the “Parent CDE”) which, in turn, has two wholly-owned corporate subsidiaries named Rockland Trust Community Development LLC (“RTC CDE I”) and Rockland Trust Community Development Corporation II (“RTC CDE II”). The Parent CDE, CDE I, and CDE II were all formed to qualify as community development entities under federal New Markets Tax Credit Program criteria;

•	Compass Exchange Advisors LLC (“CEA LLC”) which provides like-kind exchange services pursuant to section 1031 of the Internal Revenue Code; and

•	Slade’s Ferry Realty Trust which was established to manage Slades’ real estate holdings.
     All material intercompany balances and transactions have been eliminated in consolidation. When necessary, certain amounts in prior periods’ financial statements have been reclassified to conform to the current period presentation.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included. Operating results for the quarter ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008 or any other interim period.
     For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission.
NOTE 2 — STOCK BASED COMPENSATION
     On April 22, 2008 the Company granted restricted stock awards to acquire 4,400 shares of the Company’s common stock from the 2006 Non-Employee Director Stock Plan to certain directors of the Company and/or Bank. The restricted stock awards have been determined to have a fair value of $29.35 per share. The Company measured the fair value of the awards based on the average of the high price and low price at which the Company’s common stock traded on the date of grant. The restricted stock awards vest at the end of a five year period.
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
NOTE 3 — RECENT ACCOUNTING DEVELOPMENTS
Accounting Pronouncements Adopted in 2008
     Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements” In September 2006, the FASB issued SFAS 157. SFAS 157 was issued to provide consistency and comparability in determining fair value measurements and to provide for expanded disclosures about fair value measurements. The definition of fair value maintains the exchange price notion in earlier definitions of fair value but focuses on the exit price of the asset or liability. The exit price is the price that would be received to sell the asset or paid to transfer the liability adjusted for certain inherent risks and restrictions. Expanded disclosures are also required about the use of fair value to measure assets and liabilities. In February 2008, the FASB issued Staff Position (“FSP”) 157-2, “Effective Date of FASB Statement No. 157.” The FSP delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually). The effective date was for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company adopted SFAS 157 as of January 1, 2008. The Company has determined that the impact of the adoption of SFAS 157 on the Company’s consolidated financial position was not material. See Note 5 for the Company’s expanded disclosures on its fair value measurement policies and fair value measurements as of June 30, 2008.
     SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities” In February 2007, the FASB issued SFAS 159. SFAS 159 allows entities to choose to measure financial instruments and certain other items at fair value. By doing so, companies can mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting. The fair value option can be applied on an instrument by instrument basis (with some exceptions), is irrevocable unless a new election date occurs, and is applied only to entire instruments and not to portions of instruments. The effective date was as of the beginning of the first fiscal year beginning after November 15, 2007. The provisions of SFAS 159 were effective as of January 1, 2008. The Company has not elected the fair value option under SFAS 159 for any instrument, but may elect to do so in future periods.
     Emerging Issues Task Force (“EITF“) 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” In September 2006, the FASB ratified the consensus reached by the EITF on EITF 06-4. EITF addresses accounting for split-dollar life insurance arrangements whereby the employer purchases a policy to insure the life of an employee or a director, and separately enters into an agreement to split the policy benefits between the employer and the employee/director. The EITF states that an obligation arises as a result of a substantive agreement with an employee or director to provide future postretirement benefits. Under EITF 06-4, the obligation is not settled upon entering into an insurance arrangement. Since the obligation is not settled, a liability should be recognized in accordance with applicable authoritative guidance. EITF 06-4 was effective for fiscal years beginning after December 15, 2007. Upon acquiring Slades (see Note 9, “Acquisition,” hereof) effective March 1, 2008, the Company assumed such split dollar life insurance arrangements categorized as Bank Owned Life Insurance on its balance sheet and has a related liability of $1.3 million at June 30, 2008.
     EITF 06-10, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements” In March 2007, the FASB ratified the consensus reached by the EITF on EITF 06-10. EITF 06-10 requires employers to recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement if the employer remains subject to the risks or rewards associated with the underlying insurance contract (in the postretirement period) that collateralizes the employer’s asset. Additionally, an employer should recognize and measure an asset based on the nature and substance of the collateral assignment split-dollar life insurance arrangement by assessing what future cash flows the employer is entitled to, if any, as well as the employee’s obligation and ability to repay the employer. The employer’s asset should be limited to the amount of the cash surrender value of the insurance policy, unless the arrangement requires the employee (or retiree) to repay the employer irrespective of the amount of the cash surrender value of the insurance policy (and assuming the employee (or retiree) is an adequate credit risk), in which case the employer should recognize the value of the loan including accrued interest, if applicable. EITF 06-10 was effective for fiscal years beginning after December 15, 2007, with earlier application permitted. Entities should recognize the effects of applying EITF 06-10 through either a change in accounting principle through a cumulative-effect adjustment to retained earnings in the statement of financial position as of the beginning of the year of adoption or through a change in accounting principle through retrospective application to all prior periods. The Company adopted EITF 06-10 as of January 1, 2008. The Company has determined there was no impact upon the adoption of EITF 06-10 on the Company’s consolidated financial position.
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
New Accounting Pronouncements Not Yet Adopted
     SFAS No. 141 (revised 2007) (“SFAS 141R”), “Business Combinations” In December 2007, the FASB issued SFAS 141R. SFAS 141R replaces FASB Statement No. 141 (“SFAS 141”), “Business Combinations”, but retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. It also retains the guidance in SFAS 141 for identifying and recognizing intangible assets separately from goodwill. However, SFAS 141R’s scope is broader than that of SFAS 141. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. For any business combinations entered into by the Company subsequent to January 1, 2009, the Company will be required to apply the guidance in SFAS 141R.

     SFAS No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51” In December 2007, the FASB issued SFAS 160. SFAS 160 amends ARB 51, “Consolidated Financial Statements”, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 changes the way the consolidated income statement is presented. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. It establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation, and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. The effective date is for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. Earlier adoption is prohibited. This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. The Company has not yet determined the impact of the adoption of SFAS 160 to the Company’s statement of financial position or results of operations.
     SFAS No. 161 (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities” In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” This Statement amends SFAS No. 133, “Derivative Instruments and Hedging Activities” to require enhanced disclosures about an entity’s derivative and hedging activities, thereby improving the transparency of financial reporting. This Statement is effective for fiscal years beginning on or after November 15, 2008. Earlier adoption is encouraged. The Company has not yet determined the impact of the adoption of SFAS 161 to the Company’s statement of financial position or results of operations.
     SFAS No. 162 (“SFAS 162”), “The Hierarchy of Generally Accepted Accounting Principles” In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement shall be effective 60 days following the Security and Exchange Commission’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company has not yet determined the impact of the adoption of SFAS 162 to the Company’s statement of financial position or results of operations.
     FASB Staff Position FAS 142-3 (“FSP FAS 142-3”), “Determination of the Useful Life of Intangible Assets” In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (revised 2007) (“SFAS 141R”), “Business Combinations”, and other U.S. generally accepted accounting principles (GAAP). This Statement is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. Early application is not permitted. The Company has not yet determined the impact of the adoption of FSP FAS 142-3 to the Company’s statement of financial position or results of operations.
     FSP EITF 03-6-01, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128 (“SFAS 128”), “Earnings per Share.” The guidance in this FSP applies to the calculation of EPS under SFAS 128 for share-based payment awards with rights to dividends or dividend equivalents. Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. This Statement is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. All prior-period EPS data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of this FSP. Early application is not permitted. The Company has not yet determined the impact of the adoption of FSP EITF 03-6-1 to the Company’s statement of financial position or results of operations.
NOTE 4 — INVESTMENT SECURITIES
     As a result of the Company’s valuation review of the investment securities portfolio, the Company recorded a loss on the write-down of investments to fair value in the second quarter of 2008 for certain available-for-sale securities deemed to have other-than-temporary impairment, in accordance with EITF 99-20 “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to Be Held by a Transferor in Securitized Assets” (“EITF 99-20”). The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other-than-temporary, the value of the security is reduced and a corresponding charge to earnings is recognized. The loss on the write-down of investments to fair value was taken on two investments in pooled trust preferred securities issued by banks and insurers which were rated investment grade (BBB) at inception, currently remain rated investment grade (BBB), and are classified as available for sale. The Company has not realized any loss on either security, and the Company has the ability and intention to continue to hold these investments until a recovery of fair value, which may be until maturity. The Company recognized a non-cash loss on the write-down of investments to fair value of $1.9 million in the aggregate, comprised of a $1.45 million impairment for one security with a par value of $3.5 million and a $400,000 impairment for another security with a par value of $1 million, for the three and six month periods ended June 30, 2008.

NOTE 5 — FAIR VALUE DISCLOSURE
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
Collateralized Mortgage Obligations
The valuation model for these securities is volatility-driven and ratings based, and uses multi-dimensional spread tables. The inputs used include benchmark yields, recent reported trades, new issue data, broker and dealer quotes, and collateral performance. These securities are categorized as Level 2.
Corporate Bonds
The fair value is estimated using market prices (to the extent they are available and observable), recently executed transactions, and bond spreads. Corporate bonds are categorized as Level 2.
Trust Preferred Collateralized Debt Obligations (“CDOs”)
The fair value is estimated using external pricing models, discounted cash flow methodologies or similar techniques. The inputs used in these valuations include benchmark yields, recent reported trades, new issue data, broker and dealer quotes and collateral performance. If there is at least one significant model assumption or input that is not observable, these Trust Preferred CDOs are categorized as Level 3 within the fair value hierarchy; otherwise, they are classified as Level 2.
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
     Assets and Liabilities Measured at Fair Value on a Recurring Basis as of June 30, 2008 are as follows:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)
		(Dollars in Thousands)
Assets
Cash and Due from Banks	$89,719	$89,719	$—	$—
Trading Securities	3,185	3,185	—	—
Securities Available for Sale	426,894	—	414,130	12,764
Derivatives
Derivative Financial Instruments	(1,681)	—	(1,681)	—
Residential Mortgage Loan Commitments & Forward Sales Agreements	375	—	375	—

Total Assets	$518,492	$92,904	$412,824	$12,764

     There were no assets or liabilities measured at fair value on a nonrecurring basis as of June 30, 2008.
     The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the quarter ended June 30, 2008. During the quarter ended June 30, 2008, certain pooled Trust Preferred CDOs were transferred from Level 2 to Level 3 due to the lack of current observable market activity. These instruments were valued using pricing models and discounted cash flow methodologies.

Level 3 Instruments

	Securities
	Available for Sale	Total

Balance at March 31, 2008	$—	$—
Gains and Losses (realized/unrealized)
Included in earnings	(1,850)	(1,850	)(1)
Included in Other Comprehensive Income	(779)	(779)
Purchases, issuances and settlements	—	—
Transfers in to/(out) of Level 3	15,393	15,393

Balance at June 30, 2008	$12,764	$12,764

The amount of gains and losses due to change in fair value, including both realized and unrealized gains and losses, included in earnings for Level 3 assets and liabilities during the quarter ended June 30, 2008 were classified as follows:

Trading Income	Non-Interest Income

$—	$(1,850)	(1)

(1)	Represents writedown on certain securities that were deemed to be other-than-temporarily impaired during the quarter ended June 30, 2008.
The amount of total gains and losses included in earnings attributable to the change in unrealized gains and losses during the quarter for Level 3 assets and liabilities that are still held at June 30, 2008 was classifed as follows:

Trading Income	Non-Interest Income

$—	$(1,850)
NOTE 6 — EARNINGS PER SHARE
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

     Earnings per share consisted of the following components for the three and six months ended June 30, 2008 and 2007:

For the Three Months Ended June 30,	Net Income
	2008	2007
	(Dollars in Thousands)
Net Income	$5,820	$5,714

	Weighted Average
	Shares
	2008	2007
Basic EPS	16,268,009	14,101,468
Effect of dilutive securities	78,740	129,796

Diluted EPS	16,346,749	14,231,264

	Net Income
	Per Share
	2008	2007
Basic EPS	$0.36	$0.41
Effect of dilutive securities	$0.00	$0.01

Diluted EPS	$0.36	$0.40

For the Six Months Ended June 30,	Net Income
	2008	2007
	(Dollars in Thousands)
Net Income	$12,128	$12,339

	Weighted Average
	Shares
	2008	2007
Basic EPS	15,193,327	14,282,226
Effect of dilutive securities	76,614	146,097

Diluted EPS	15,269,941	14,428,323

	Net Income
	Per Share
	2008	2007
Basic EPS	$0.80	$0.86
Effect of dilutive securities	$0.01	$0.00

Diluted EPS	$0.79	$0.86

The following table illustrates the options to purchase common stock and the shares of restricted stock that were excluded from the calculation of diluted earnings per share because they were anti-dilutive:

	For the Three Months Ended
	June 30,
	2008	2007
Stock Options	773,098	342,592

Restricted Stock	—	3,626

	For the Six Months Ended
	June 30,
	2008	2007
Stock Options	724,843	274,907

Restricted Stock	1,692	—
NOTE 7 — EMPLOYEE BENEFITS
POST RETIREMENT BENEFITS, SUPPLEMENTAL EXECUTIVE RETIREMENT PLANS & DEFINED BENEFIT PENSION PLAN
     As a result of the acquisition of Slades, effective March 1, 2008 (see Note 9 hereof), the Company currently supports a defined benefit pension plan (“Slades pension plan”) that covers substantially all of Slades’ previous employees that met certain eligibility requirements and that were employed up to January 1, 1998 when the plan was frozen. No additional defined benefits were earned for future service upon freezing the plan. The benefits paid are based on 1.5% of total salary plus 0.5% of compensation in excess of the integration level per year of service. The integration level was the first $750 of monthly compensation.
     During the second quarter of 2008, the Company made lump-sum cash payments totaling $37,000 to plan participants, who made such election, in exchange for their rights to receive specified pension benefits. These payments constituted the Company’s entire obligation for these elections.
     In addition to the aforementioned acquired Slades pension plan, the Company inherited a post retirement benefit plan and a supplemental executive retirement plan (“SERP”) resulting from the acquisition of Slades. The post retirement benefit plan entitles four former Slades employees to have 85% of their Medex health insurance plan covered by the Company. The SERP entitles certain former Slades executive officers and directors to receive supplemental benefits commencing with their retirement.

     The following table illustrates the status of the post-retirement benefit plans, SERPs, and pension plans:
Components of Net Periodic Benefit Cost

	Post Retirement Benefits		SERPs		Pension*
	Three months ended June 30,
	2008	2007	2008	2007	2008
	(Unaudited - Dollars in Thousands)
Service cost	$21	$22	$49	$50	$7
Interest cost	24	18	55	37	4
Expected return on assets	—	—	—	—	(7)
Amortization of transition obligation	9	9	—	—	—
Amortization of prior service cost	3	3	17	10	—
Recognized net actuarial (gain)/loss	(3)	—	(1)	(1)	—
Loss due to settlement	—	—	—	—	37

Net periodic benefit cost	$54	$52	$120	$96	$41

*	Does not include the noncontributory defined benefit pension plan administered by Pentegra (as discussed below).

	Post Retirement Benefits		SERPs		Pension*
	Six months ended June 30,
	2008	2007	2008	2007	2008
	(Unaudited - Dollars in Thousands)
Service cost	$42	$45	$98	$154	$9
Interest cost	48	36	110	80	8
Expected return on assets	—	—	—	—	(13)
Amortization of transition obligation	17	17	—	—	—
Amortization of prior service cost	6	6	32	20	—
Recognized net actuarial (gain)/loss	(5)	—	(2)	(2)	—
Loss due to settlement	—	—	—	—	37

Net periodic benefit cost	$108	$104	$238	$252	$41

     Included in the SERP net periodic benefit cost above is an additional $60,000 accrued during the first quarter of 2007 associated with the early retirement of an executive. Only four months of activity from the newly acquired Slades benefit plan is included for the six months ended June 30, 2008 above in post retirement benefits, SERPs and the pension net periodic benefit cost as the Company became responsible for those benefit plans on March 1, 2008.
     The Company previously disclosed in its financial statements for the fiscal year ended December 31, 2007 that it expected to contribute $59,000 to its post retirement benefit plan and $131,000 to its SERPs in 2008 and presently anticipates making these contributions, plus additional contributions of $23,000 and $30,000 for the acquired Slades post retirement benefit plan and SERP, respectively. For the three months ended June 30, 2008, $32,000 and $31,000 of contributions have been made to the post retirement benefit plans and the SERPs, respectively. For the six months ended June 30, 2008, $39,000 and $59,000 of contributions have been made to the post retirement benefit plans and the SERPs, respectively. The Company does not plan to make a contribution to the acquired Slades defined benefit pension plan, as it is fully funded.
     Not included in the above summary are the components of net periodic benefit cost for the noncontributory defined benefit pension plan administered by Pentegra (the “Fund”). The Fund does not segregate the assets or liabilities of all participating employers and, accordingly, disclosure of accumulated vested and non-vested benefits is not possible. The pension plan year is July 1st through June 30th. Contributions for the 2007-2008 plan year were all paid in 2007. It has not yet been determined what pension expense is expected to be related to the 2008-2009 plan year. During the three and six months ended June 30, 2008, $260,000 and $519,000, respectively, of pension expense for both pension plans has been recognized for the 2007-2008 plan year.
     Also in connection with the acquisition of Slades, the Company acquired life insurance policies pertaining to certain of Slades’ former executives. Slades had entered into agreements with these executives whereby the Company will pay to the executives’ estates or beneficiaries a portion of the death benefit that the Company will receive as beneficiary of such policies. In accordance with EITF 06-4 “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” the Company has established a liability of $1.3 million for future death benefits.

Comprehensive income (loss) is reported net of taxes, as follows:
(Dollars in Thousands)
NOTE 8 — COMPREHENSIVE INCOME
     Information on the Company’s comprehensive income, presented net of taxes, is set forth below for the three and six months ended June 30, 2008 and 2007.

	FOR THE THREE		FOR THE SIX
	MONTHS ENDED		MONTHS ENDED
	JUNE 30,		JUNE 30,
	2008	2007	2008		2007

Net Income	$5,820	$5,714	$12,128		$12,339

Other Comprehensive Income/(Loss), Net of Tax:

Decrease in fair value of securities available for sale, net of tax of $3,532 and $1,242 for the three months ended June 30, 2008 and 2007, respectively, and $2,200 and $769 for the six months ended June 30, 2008 and 2007, respectively.	(5,550)	(2,296)	(3,793)		(1,553)

Less: reclassification adjustment for realized gains included in net income, net of tax of $56 for the six months ended June 30, 2008.	—	—	77		—

Net change in fair value of securities available for sale, net of tax of $3,532 and $1,242 for the three months ended June 30, 2008 and 2007, respectively, and $2,144 and $769 for the six months ended June 30, 2008 and 2007, respectively.	(5,550)	(2,296)	(3,716)		(1,553)

Increase (Decrease) in fair value of derivatives, net of tax of $1,202 and $936 for the three months ended June 30, 2008 and 2007, respectively, and $215 and $623 for the six months ended June 30, 2008 and 2007, respectively.	1,660	1,293	(302	)(a)	860

Less: reclassification of realized loss (gain) on derivatives, net of tax of $66 and $26 for the three months ended June 30, 2008 and 2007, respectively, and $75 and $103 for the six months ended June 30, 2008 and 2007, respectively.	92	(36)	104		(142)

Net change in fair value of derivatives, net of tax of $1,268 and $910 for the three months ended June 30, 2008 and 2007, respectively, and $140 and $520, for the six months ended June 30, 2008 and 2007, respectively.	1,752	1,257	(198)		718

Amortization of certain costs included in net periodic post retirement costs, net of tax of $30 and $20 for the three months ended June 30, 2008 and 2007, respectively, and $61 and $40 for the six months ended June 30, 2008 and 2007, respectively.	42	27	84		55

Other Comprehensive Loss, Net of Tax:	(3,756)	(1,012)	(3,830)		(780)

Comprehensive Income	$2,064	$4,702	$8,298		$11,559

(a)	Included in the six months ended June 30, 2008 is $663,000 of realized but unrecognized loss from the sale of an interest rate swap in January 2008. The loss will be recognized in earnings through January 2010, the original maturity date of the interest rate swap.

NOTE 9 — ACQUISITION
     Effective March 1, 2008, the Company acquired Slades, parent of Slade’s Ferry Trust Company, doing business as Slades Bank. In accordance with SFAS No. 141 “Business Combinations”, the acquisition was accounted for under the purchase method of accounting and, as such, was included in the Company’s results of operations from the date of acquisition. The terms of the agreement called for 75% of the outstanding shares of Slades to be converted to 0.818 shares of Independent Bank Corp. for each share of Slades common stock and for 25% of the outstanding Slades shares to be purchased for $25.50 in cash for each share of Slades common stock. The Company issued 2,492,195 shares of common stock valued at $76.2 million, or $30.59 per share. The $30.59 was determined based on the average of the closing prices of the Company’s shares over a five day trading period beginning two trading days prior to the date of the announcement of the acquisition and ending two trading days following the date of the announcement of the acquisition. The cash payment totaled $25.9 million equating to a total purchase price of approximately $102 million. The acquisition of Slades allows the Company to expand its geographical footprint. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition.

(Dollars in Thousands)
Assets:
Cash acquired, net of cash paid	$(13,468)
Investments	106,700
Loans, net	465,720
Premises and Equipment	11,502
Goodwill	58,123
Core Deposit & Other Intangible	8,961
Other Assets	25,109

Total Assets Acquired	$662,647

Liabilities:
Deposits	$410,769
Borrowings	161,974
Other Liabilities	13,676

Total Liabilities Assumed	$586,419

Net Assets Acquired	$76,228

     A core deposit intangible of $8.8 million was recorded with an expected life of ten years. There was an additional $200,000 of other intangible recorded related to non-compete agreements with a life of one year.

     The following summarizes the unaudited proforma results of operations as if the Company acquired Slades on January 1, 2008 (2007 amounts represent combined results for the Company and Slades).

	Three months ended
	June 30,
	2008	2007
Net Interest Income	$30,087	$27,806
Net Income	5,612	6,506
Earnings Per Share — Basic	$0.34	$0.37
Earnings Per Share — Diluted	$0.34	$0.37

	Six months ended June 30,
	2008	2007
Net Interest Income	$58,897	$55,976
Net Income	11,205	14,005
Earnings Per Share — Basic	$0.66	$0.80
Earnings Per Share — Diluted	$0.66	$0.79
     Excluded from the pro forma results of operations for the three and six months ended June 30, 2008 are merger costs net of tax of $208,000 and $641,000, or $0.01 and $0.04 per diluted share, respectively, primarily made up of the acceleration of certain compensation and benefit costs arising due to the change in control and other merger expenses.
NOTE 10 — GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS
     Goodwill and identifiable intangible assets as of June 30, 2008 and December 31, 2007 were $126.9 million and $60.4 million, respectively. During the first quarter of 2008 the Company acquired Slades resulting in goodwill of $58.1 million and core deposit and other identifiable intangible assets of $9.0 million. Additional goodwill of $0.2 million was recorded in the first quarter of 2008 related to acquisitions made in 2007. During the second quarter of 2008, the Company made adjustments to the goodwill relating to the acquisition of Slades, but the amount of these adjustments was not material to the financial statements.
     The changes in goodwill and identifiable intangible assets for the period ended June 30, 2008 is shown in the table below.

Carrying Amount of Goodwill and Intangibles
(Dollars in Thousands)
		Core Deposit	Other Identifiable
	Goodwill	Intangibles	Intangible Assets	Total
Balance at December 31, 2007	$58,296	$1,134	$981	$60,411

Recorded during the year	58,310	8,760	200	67,270
Amortization Expense	—	(642)	(125)	(767)

Balance at June 30, 2008	$116,606	$9,252	$1,056	$126,914

     The following table sets forth the estimated annual amortization expense of the identifiable assets.

	Remaining Estimated Annual Amortization Expense
	(Dollars in Thousands)
	2008	2009	2010	2011	2012	2013 -2018	Total
Core Deposit Intangibles	$885	$1,403	$1,120	$954	$793	$4,097	$9,252
Other Intangible Assets	$151	$134	$101	$101	$100	$469	$1,056

Total Identifiable Intangible Assets	$1,036	$1,537	$1,221	$1,055	$893	$4,566	$10,308

NOTE 11 — SALE AND LEASE BACK TRANSACTION
     During the second quarter of 2008, Rockland Trust completed a sale and leaseback transaction consisting of 17 branch properties and various individual office buildings. In total the Company sold and concurrently leased back $27.6 million in land and buildings with associated accumulated depreciation of $9.4 million. Proceeds were $32.2 million, resulting in a gain of $13.2 million, net of transaction costs of $753,000.  The gain will be deferred and amortized ratably over the lease terms of the individual buildings, which are either 10 or 15 years, through rent expense as a part of occupancy and equipment expense.  The Company anticipates that the transaction will be immediately accretive in 2008 earnings.
NOTE 12 — SUBSEQUENT EVENT
     As previously disclosed and as described further in the Legal Proceedings section below, Rockland Trust is the plaintiff in the federal court case commonly known as Rockland Trust Company v. Computer Associates International, Inc. n/k/a CA, Inc., United States District Court for the District of Massachusetts Civil Action No. 95-11683-DPW (the “CA Case”). The CA Case, which was filed in 1995, arose from disputes over a contract signed in 1991 for software that CA sold to Rockland Trust.
     On August 1, 2008 the judge in the CA Case issued a decision which stated that CA has “a right to recover attorney’s fees and expenses in this litigation.” The August 1, 2008 decision, however, did not determine the amount of attorney fees and costs to award CA and, instead, ordered the parties to submit a proposed procedure “for resolving any factual disputes regarding the precise attorney’s fees and costs to be incorporated in an amended judgment” on or before August 14, 2008.
     On August 4, 2008 the Company established a $1.5 million reserve for probable liability associated with the August 1, 2008 decision, effective as of June 30, 2008. The effect of this reserve on the Company’s previously reported financial results for the quarter and six month period ending June 30, 2008 is reflected in the financial statements set forth above. While the final outcome of proceedings arising from the August 1, 2008 decision may differ from the $1.5 million charge that the Company has recorded, the Company does not believe that the final outcome will have any significant impact on its operations or any significant effect on its future financial position or outlook. As the establishment of this reserve is a non-core item, it does not impact the revised 2008 operating earnings guidance range of $2.06 to $2.10 per share, provided by the Company on July 25, 2008.

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
     Although the Company believes that the expectations reflected in the Company’s forward-looking statements are reasonable, these statements involve risks and uncertainties that are subject to change based on various important factors (some of which are beyond the Company’s control). The following factors, among others, could cause the Company’s financial performance to differ materially from the Company’s goals, plans, objectives, intentions, expectations and other forward-looking statements:
•	a weakening of United States economy in general and in the regional and local economies within the New England region and Massachusetts could result in a deterioration of credit quality, a change in the allowance for loan losses, or a reduced demand for the Company’s credit or fee-based products and services;
•	adverse changes in the local real estate market, as most of the Company’s loans are concentrated in southeastern Massachusetts and Cape Cod and a substantial portion of these loans have real estate as collateral, could result in a deterioration of credit quality and an increase in the allowance for loan losses;
•	the effects of and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, could affect the Company’s business environment or affect the Company’s operations;
•	the effects of, any changes in, and any failure by the Company to comply with, tax laws generally and requirements of the federal New Markets Tax Credit program in particular could adversely affect the Company’s tax provision and its financial results;
•	inflation, interest rate, market and monetary fluctuations could reduce net interest income and could increase credit losses;

•	adverse changes in asset quality could result in increasing credit risk-related losses and expenses;
•	competitive pressures, including those pressures resulting from continued industry consolidation and the increase in non-banks providing financial services, could intensify and affect the Company’s profitability;
•	adverse conditions in the securities markets could lead to impairment in the value of securities in the Company’s investment portfolios and consequently have an adverse effect on the Company’s earnings;
•	a deterioration in the conditions of the securities markets could adversely affect the value or credit quality of the Company’s assets, the availability and terms of funding necessary to meet the Company’s liquidity needs, and the Company’s ability to originate loans;
•	rapid changes in information technology could adversely impact the Company’s operations and require increased capital spending;
•	changes in consumer spending and savings habits could negatively impact the Company’s financial results;
•	completed acquisitions may not result in cost savings revenue enhancements that were anticipated; and
•	acquisitions may not produce results at levels or within time frames originally anticipated and may result in unforeseen integration issues.
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
     Effective March 1, 2008, the Company completed its acquisition of Slades, parent of Slades Bank. This acquisition may have a significant impact on comparative period results and will be discussed throughout the document as it applies (see Note 9 in the Consolidated Notes to Unaudited Consolidated Financial Statements above).

     During the second quarter of 2008 management continued to implement its strategy to alter the overall composition of the Company’s earning assets in order to focus resources in higher return segments. The Company reported diluted earnings per share of $0.36 for the second quarter ending June 30, 2008, representing a decrease of 10.0% from the same period in the prior year. During the three months ended June 30, 2008 the Company recorded merger and acquisition expenses and a litigation reserve. The Company recorded a write-off of debt issuance cost and a litigation reserve for the three months ended June 30, 2007.
     The Company recorded a net loss on the sale of securities, merger integration expenses, a litigation reserve, and a recovery on a previously recorded loss on a WorldCom Bond during the six months ended June 30, 2008 and during the six months ended June 30, 2007 the Company recorded executive early retirement costs, a litigation reserve and the write-off of debt issuance cost. Excluding these non-core items, diluted earnings per share on an operating basis was $0.43 and $0.91 for the three and six months ended June 30, 2008, representing a decrease of 15.7% and 7.1% for the three and six months, respectively, from the same periods in 2007.
     During the second quarter of 2008, the Company recorded a loss of $1.9 million on the write-down of investments to fair value on certain available-for-sale investments. The Company is invested in certain pooled trust preferred securities backed by small and mid-size bank and insurance issuers, which were rated investment grade (BBB) at inception, currently remain rated investment grade (BBB), and are classified as available for sale. These securities allow issuers to defer payment of interest for up to five years. The Company routinely reviews its investment securities for other-than-temporary impairment, and during its review noted that certain issuers had deferred interest payments on lower level tranches, although the Company’s tranche remained current in respect to principal and interest. As a result of deferred interest payments and consideration of other factors, the Company recorded the loss in accordance with EITF 99-20.
     The Company reported net income of $5.8 million and $12.1 million for the three and six months ending June 30, 2008, an increase of 1.9% and a decrease of 1.7%, respectively, as compared to the same periods in 2007. Excluding the non-core items mentioned above, net operating earnings were $7.0 million and $14.0 million for the quarter ending June 30, 2008, down 2.1% and 0.9%, respectively, from the same periods in the prior year.

     The following tables summarize the impact of non-core items recorded for the time periods indicated below:

	RECONCILIATION TABLE - NON-GAAP FINANCIAL INFORMATION
	Quarter to Date Ending June 30,
					Diluted
	Pretax Earnings		Net Income		Earnings Per Share
	2008	2007	2008	2007	2008	2007
	(Dollars in Thousands, except per share amounts)
AS REPORTED (GAAP)	$7,785	$7,622	$5,820	$5,714	$0.36	$0.40
	IMPACT OF NON-CORE ITEMS
Net Interest Income Components
Write-Off of Debt Issuance Cost, net of tax	—	907	—	590	—	0.04
Non-Interest Expense Components
Executive Early Retirement Costs	—	—	—	—	—	—
Litigation Reserve	1,500	1,361	975	885	0.06	0.07
WorldCom Bond Loss Recovery	—	—	—	—	—	—
Merger & Acquisition Expenses	376	—	244	—	0.01	—

TOTAL IMPACT OF NON-CORE ITEMS	1,876	2,268	1,219	1,475	0.07	0.11

AS ADJUSTED (NON-GAAP)	$9,661	$9,890	$7,039	$7,189	$0.43	$0.51

	RECONCILIATION TABLE - NON-GAAP FINANCIAL INFORMATION
	Year to Date Ending June 30,
					Diluted
	Pretax Earnings		Net Income		Earnings Per Share
	2008	2007	2008	2007	2008	2007
	(Dollars in Thousands, except per share amounts)
AS REPORTED (GAAP)	$16,414	$17,059	$12,128	$12,339	$0.79	$0.86
	IMPACT OF NON-CORE ITEMS
Net Interest Income Components
Write-Off of Debt Issuance Cost, net of tax	—	907	—	590	—	0.04
Non-Interest Income Components
Net Loss on Sale of Securities	609	—	396	—	0.03	—
Non-Interest Expense Components
Executive Early Retirement Costs	—	406	—	264	—	0.02
Litigation Reserve	1,500	1,361	975	885	0.06	0.06
WorldCom Bond Loss Recovery	(418)	—	(272)	—	(0.02)	—
Merger & Acquisition Expenses	1,120	—	728	—	0.05	—

TOTAL IMPACT OF NON-CORE ITEMS	2,811	2,674	1,827	1,739	0.13	0.12

AS ADJUSTED (NON-GAAP)	$19,225	$19,733	$13,955	$14,078	$0.92	$0.98

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
     Net interest margin strength and stability continued during the three and six months ending June 30, 2008, as the net interest margin for the periods were 4.01% and 3.96%, as compared to a net interest margin of 3.85% and 3.84% for the three and six months ended June 30, 2007. The net interest margin is expected to be maintained in line with second quarter levels during the remainder of 2008.

     The following graph shows the trend in the Company’s net interest margin versus the Federal Funds Rate for nine quarters beginning with the quarter ended June 30, 2006 and ending with the quarter ended June 30, 2008:

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
     While changes in the prevailing interest rate environment (see Historical U.S. Treasury Yield Curve graph below) have and will continue to have an impact on the Company’s earnings, management strives to mitigate volatility in net interest income resulting from changes in benchmark interest rates through adjustable rate asset generation, effective liability management, and utilization of off-balance sheet interest rate derivatives. (For a discussion of interest rate derivatives and interest rate sensitivity see the Asset/Liability Management section, Table 11 – “Derivatives Positions”, and Market Risk section, Table 13 – “Interest Rate Sensitivity” within the Management’s Discussion and Analysis of Financial Condition and Results of Operations hereof.)
     Below is a graph showing the historical U.S. Treasury yield curve for the past four years for periods ending June 30.

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
     The Company’s return on average assets and return on average equity were 0.70% and 7.67%, respectively, for the three month period ending June 30, 2008. The Company’s return on average assets and return on average equity were 0.85% and 10.44%, respectively, for the three month period ending June 30, 2007.
     Non-interest income decreased by 4.7% and increased by 0.4%, for the three and six month periods ending June 30, 2008 and June 30, 2007, respectively. The decrease in the three month period is primarily due to the loss on the write-down of investments to fair value and the increase in the six month period is primarily due to wealth management income somewhat offset by the loss on the write-down of investments to fair value. Excluding the losses on the sale of securities recognized during the six months ended 2008, non-interest income grew by $677,000, or 4.3%, when compared to 2007. See the table below for a reconciliation of non-interest income as adjusted.

	Six Months Ended
	June 30,
	2008	2007	$ Variance	% Variance
	(Dollars in Thousands)
Non-Interest Income GAAP	$15,900	$15,832	$68	0.4%
Add — Net Loss on Sale of Securities	609	—	609	n/a

Non-Interest Income as Adjusted	$16,509	$15,832	$677	4.3%

          Leading the growth in non-interest income is the Company’s Wealth Management product set, the aggregate revenues of which have grown by 45.0% for the six month period ending June 30, 2008 as compared to the same period in 2007. Assets under management amounted to $1.3 billion, an increase of $355.5 million, or 39.7%, as compared to the assets under management at June 30, 2007. The Company acquired assets from O’Connell Investment Services, Inc. on November 1, 2007, which added approximately $200 million to assets under management. The remaining increase in assets under management is due to new business and market appreciation.
          Non-interest expense has grown by 20.6% and 16.5% for the three and six month periods ended June 30, 2008, respectively, as compared to the same periods in the prior year. When adjusting the reported level of non-interest expense for merger and acquisition expenses, a litigation reserve, and a recovery on WorldCom bonds, in 2008, non-interest expense increased $4.3 million, or 19.5%, and $6.9 million, or 16.2%, for the three and six months ending June 30, 2008, respectively, as compared to the same periods in 2007, which excluded expenses associated with a litigation reserve and costs associated with the early retirement of executives. See the table below for a reconciliation of non-interest expense as adjusted.

	Three Months Ended
	June 30,
	2008	2007	$ Variance	% Variance
	(Dollars in Thousands)
Non-Interest Expense GAAP	$28,062	$23,266	$4,796	20.6%
Less — Merger & Acquisition Expenses	(376)	—	(376)	n/a
Less — Litigation Reserve	(1,500)	(1,361)	(139)	10.2%

Non-Interest Expense as Adjusted	$26,186	$21,905	$4,281	19.5%

	Six Months Ended
	June 30,
	2008	2007	$ Variance	% Variance
	(Dollars in Thousands)
Non-Interest Expense GAAP	$52,094	$44,719	$7,375	16.5%
Less — Executive Early Retirement Costs	—	(406)	406	n/a
Less — Merger & Acquisition Expenses	(1,120)	—	(1,120)	n/a
Less — Litigation Reserve	(1,500)	(1,361)	(139)	10.2%
Add — WorldCom Bond Loss Recovery	418	—	418	n/a

Non-Interest Expense as Adjusted	$49,892	$42,952	$6,940	16.2%

          The increase in expenses is primarily attributable to the Slades acquisition which closed in the first quarter of 2008 and the O’Connell acquisition in the fourth quarter of 2007.
          Management now feels that the Company is nearing the completion of the balance sheet repositioning that it has been focusing on since 2005. Emphasis has been placed on growing the commercial and home equity lending segments of the loan portfolio while de-emphasizing the securities portfolio, indirect automobile lending, and residential real estate loan portfolio.
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
          The following graph shows the decline in the Company’s securities portfolio on both an actual and relative basis from June 2005 through June 2008:
          Total deposits of $2.5 billion at June 30, 2008 increased $447.6 million, or 22.1%, compared to December 31, 2007. Of the increases, $410.8 million is a result of the Slades acquisition. The Company remains committed to deposit generation, with careful management of deposit pricing and selective deposit promotion, in an effort to control the Company’s cost of funds. In the current interest rate environment the Company is focused on pricing deposits for customer retention as well as core deposit growth.
          While net loan charge-offs were higher in the second quarter of 2008 than in the same period in 2007, they amounted to an annualized rate of 19 basis points of average loans. The allowance for loan losses as a percentage of total loans was 1.29% at June 30, 2008 compared to 1.29% and 1.31% at March 31, 2008 and December 31, 2007, respectively, maintaining the allowance for loan losses at a level that management considers adequate to provide for probable loan losses based upon evaluation of known and inherent risks in the loan portfolio. Nonperforming assets were 0.36% of assets at June 30, 2008, and 0.30% of assets at December 31, 2007. (See Table 3 of Nonperforming Assets/Loans for detail on nonperforming assets.) Provision for loan losses were $1.9 million and $3.2 million for the quarter and year to date periods, respectively, an increase of $1.3 million and $1.8 million from the respective year ago periods. The increase in provision is mainly driven by growth in the loan portfolio and some softening of credit quality brought about by general economic conditions.

          The following graph depicts the Company’s non-performing assets to total assets at the periods indicated:
          Some of the Company’s other highlights for the six months ended June 30, 2008 included:
o	Effective March 1, 2008, the Company completed the acquisition of Slades, parent of Slade’s Ferry Trust Company doing business as Slades Bank. Slades Bank had 9 branches located in the south coast of Massachusetts and along the Rhode Island border and $663 million in total assets of which $466 million are attributable to the loan portfolio and $67 million is attributable to goodwill and other intangibles. The transaction was valued at approximately $102 million. The transaction was immediately accretive, before one time acquisition charges.

o	The Company made a $6.8 million capital contribution during the first quarter of 2008 into Rockland Trust Community Development Corporation II (“RTC CDE II”) to complete the implementation of the $45 million in tax credit allocation authority awarded under the New Markets Tax Credit Program.

o	The quarterly dividend increased 5.9% to $0.18 per share, compared to second quarter 2007.

o	During the second quarter of 2008, Rockland Trust completed a sale and leaseback transaction consisting of 17 branch properties and various individual office buildings. In total the Company sold and concurrently leased back $27.6 million in land and buildings with associated accumulated depreciation of $9.4 million. Net proceeds were $32.2 million, resulting in a gain of $13.2 million, net of transaction costs of $753,000. The gain will be deferred and amortized ratably over the lease terms of the individual buildings, which are either 10 or 15 years, through rent expense as a part of occupancy and equipment. The Company anticipates that the transaction will be immediately accretive to 2008 earnings.

Critical Accounting Policies
          Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. The Company believes that the Company’s most critical accounting policies upon which the Company’s financial condition depends, and which involve the most complex or subjective decisions or assessments are as follows:
          Allowance for Loan Losses: The Company’s allowance for loan losses provides for probable losses based upon evaluations of known and inherent risks in the loan portfolio. Arriving at an appropriate amount of allowance for loan losses involves a high degree of judgment.
          The Company makes use of two types of allowances for loan losses: specific and general. A specific allowance may be assigned to a loan that is considered to be impaired. Certain loans are evaluated individually for impairment and are judged to be impaired when management believes it is probable that the Bank will not collect all of the contractual interest and principal payments as scheduled in the loan agreement. Judgment is required with respect to designating a loan as impaired and to determining the amount of the required specific allowance. Management’s judgment is based upon its assessment of probability of default, loss given default, and exposure at default. Changes in these estimates could be due to a number of circumstances which may have a direct impact on the provision for loan losses and may result in changes to the amount of allowance.
          The general allowance is determined based upon the application of the Company’s methodology for assessing the adequacy of the allowance for loan losses, which considers historical and expected loss factors, loan portfolio composition and other relevant indicators. This methodology involves management’s judgment regarding the application and use of such factors including the effects of changes to the prevailing economic environment in its estimate of the required amounts of general allowance.
          The allowance is increased by provisions for loan losses and by recoveries of loans previously charged-off and is reduced by loans charged-off. For a full discussion of the Company’s methodology of assessing the adequacy of the allowance for loan losses, see the Allowance for Loan Losses and Provision for Loan Losses sections within Management’s Discussion and Analysis of Financial Condition and Results of Operations.
          Income Taxes: The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” as interpreted by FIN 48, “Accounting for Uncertainty in Income Taxes,” resulting in two components of income tax expense current and deferred. Taxes are discussed in more detail in Note 11, “Income Taxes” within Notes to the Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2007. Accrued taxes represent the net estimated amount due to or to be received from taxing authorities in the current year. In estimating accrued taxes, management assesses the relative merits and risks of the appropriate tax treatment of transactions taking into account statutory, judicial and regulatory guidance in the context of our tax position. Deferred tax assets/liabilities represent differences between when a tax benefit or expense is recognized for book purposes and on the Company’s tax return. Future tax assets are assessed for recoverability. The Company would record a valuation allowance if it believes based on available evidence, that it is more likely than not that the future tax assets recognized will not be realized before their expiration. The amount of the future income tax asset recognized and considered realizable could be reduced if projected income is not achieved due to various factors such as unfavorable business conditions. If projected income is not expected to be achieved, the Company would record a valuation allowance to reduce its future tax assets to the amount that it believes can be realized in its future tax returns. The Company had no recorded tax valuation allowance as of December 31, 2007. Additionally, deferred tax assets/liabilities are calculated based on tax rates expected to be in effect in future periods. Previously recorded tax assets and liabilities need to be adjusted when the expected date of the future event is revised based upon current information. The Company may record a liability for unrecognized tax benefits related to uncertain tax positions taken by the Company on its tax returns for which there is less than a 50% likelihood of being recognized upon a tax examination. All movements in unrecognized tax benefits are recognized through the provision for income taxes. At December 31, 2007, the Company had a $260,000 liability for uncertain tax benefits.
          Valuation of Goodwill/Intangible Assets and Analysis for Impairment: Independent Bank Corp. in part has increased its market share through the acquisition of entire financial institutions accounted for under the purchase method of accounting, as well as from the acquisition of branches (not the entire institution) and other non-banking entities. For acquisitions accounted for under the purchase method and the acquisition of branches, the Company is required to record assets acquired and liabilities assumed at their fair value which is an estimate determined by the use of internal or other valuation techniques. These valuation estimates result in goodwill and other intangible assets. Goodwill is subject to ongoing periodic impairment tests and is evaluated using various fair value techniques including multiples of price/equity and price/earnings ratios. As a result of such impairment testing conducted in 2007, the Company determined goodwill was not impaired.
          Valuation of Securities for Impairment: Securities that the Company has the ability and intent to hold until maturity are classified as securities held-to-maturity and are accounted for using historical cost, adjusted for amortization of premium and accretion of discount. Trading securities are carried at fair value, with unrealized gains and losses recorded in other non-interest income. All other securities are classified as securities available-for-sale and are carried at fair market value. The fair values of securities are based on either quoted market prices or third party pricing services. Unrealized gains and losses on securities available-for-sale are reported, on an after-tax basis, as a separate component of stockholders’ equity in accumulated other comprehensive income. Interest income is reported net of amortization of premium and accretion of discount.
          Realized security gains or losses are reported in security gains (losses), net in the Consolidated Statements of Income. The cost of securities sold is based on the specific identification method. On a quarterly basis, the Company makes an assessment to determine whether there have been any events or circumstances to indicate that a security for which there is an unrealized loss is impaired on an other-than-temporary basis. The Company considers many factors including the severity and duration of the impairment; the intent and ability of the Company to hold the security for a period of time sufficient for a recovery in value; recent events specific to the issuer or industry; and for debt securities, external credit ratings and recent downgrades. The term other-than-temporary is not intended to indicate that the decline is permanent. It indicates that the prospects for near-term recovery are not necessarily favorable or that there is a lack of evidence to support fair values greater than or equal to the carrying value of the investment. Securities for which there are unrealized losses that are deemed to be other-than-temporary are written down to fair value with the write-down recorded as a realized loss and included in non-interest income in the Consolidated Financial Statements.
FINANCIAL POSITION
          Loan Portfolio Total loans grew by $532.3 million, or 26.1%, for the period ended June 30, 2008 as compared to the year ended December 31, 2007. The acquisition of Slades added $471.2 million in growth, as shown in the table below.
Table 1 — Effect of Slade’s Ferry Bancorp. Acquisition on Loans

	June 30,	December 31,	Slades	Organic
	2008	2007	Acquisition	Growth/Loss
	(Unaudited – Dollars in Thousands)
Loans
Commercial & Commercial Real Estate Loans	$1,494,659	$1,121,310	$316,081	$57,268
Business Banking	86,430	69,977	—	16,453
Residential Real Estate	435,767	341,090	114,432	(19,755)
Consumer — Home Equity	374,580	308,744	38,723	27,113
Consumer — Other	183,829	201,831	2,009	(20,011)

Total Loans	$2,575,265	$2,042,952	$471,245	$61,068

          Excluding the Slades acquisition, organic loan growth achieved in the first six months of 2008 amounted to $61.1 million, or 6.0% on an annualized basis and was concentrated in the commercial and home equity lending categories while the residential real estate and consumer (primarily indirect automobile lending) categories were reduced. Total commercial loans (including business banking) following the Slades acquisition now represent 61.4% of the total loan portfolio.
          The Bank’s commercial real estate portfolio, the Bank’s largest portfolio, is diversified with loans secured by a variety of property types, such as owner-occupied and non-owner-occupied commercial, retail, office, industrial, warehouse and other special purpose properties, such as hotels, motels, restaurants, golf courses, and healthcare-related properties. Commercial real estate also includes loans secured by certain residential-related property types including multi-family apartment buildings, residential development tracts and, to a lesser extent, condominiums. The following pie chart shows the diversification of the commercial real estate portfolio as of June 30, 2008.

          The Bank considers a concentration of credit to a particular industry to exist when the aggregate credit exposure to a borrower, an affiliated group of borrowers or a non-affiliated group of borrowers engaged in one industry exceeds 10% of the Bank’s loan portfolio which includes direct, indirect or contingent obligations. As of June 30, 2008, loans made by the Company to the industry concentration of lessors of non-residential buildings constituted 12.6% of the Company’s total loan portfolio. Two of these loans totaling $54,000 were non-performing at June 30, 2008.
          The Bank does not originate sub-prime real-estate loans as a line of business.
          Asset Quality The Bank actively manages all delinquent loans in accordance with formally drafted policies and established procedures. In addition, the Company’s Board of Directors reviews delinquency statistics, by loan type, on a monthly basis.
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
          The following table sets forth a summary of certain delinquency information as of the dates indicated:
Table 2 — Summary of Delinquency Information

	At June 30, 2008				At December 31, 2007
	60-89 days		90 days or more		60-89 days		90 days or more
	Number	Principal	Number	Principal	Number	Principal	Number	Principal
	of Loans	Balance	of Loans	Balance	of Loans	Balance	of Loans	Balance
	(Unaudited - Dollars in Thousands)				(Dollars in Thousands)
Commercial and Industrial	2	$371	7	$381	5	$191	5	$280
Commercial Real Estate	4	2,376	8	2,198	5	1,218	9	1,761
Commercial Construction	—	—	—	—	—	—	—	—
Business Banking	7	162	23	705	9	212	15	332
Residential Real Estate	9	2,019	9	2,401	3	574	5	1,199
Residential Construction	—	—	—	—	—	—	—	—
Consumer — Home Equity	3	207	15	1,169	7	379	9	786
Consumer — Auto	68	624	88	701	55	530	78	676
Consumer — Other	50	392	41	235	51	272	31	126

Total	143	$6,151	191	$7,790	135	$3,376	152	$5,160

          The Company’s total loan delinquency was 1.33% of total loans outstanding at June 30, 2008 and 0.93% at December 31, 2007. Increases shown above in the 90 day category are contained primarily in the commercial real estate and residential real estate categories.
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
          Nonperforming Assets Nonperforming assets are comprised of nonperforming loans, nonperforming securities and Other Real Estate Owned (“OREO”). Nonperforming loans consist of loans that are more than 90 days past due, but still accruing interest, and nonaccrual loans. OREO includes properties held by the Bank as a result of foreclosure or by acceptance of a deed in lieu of foreclosure. The overall increase in nonperforming assets is attributable mainly to increases in nonperforming loans shown in the residential mortgage loan category and in the commercial real estate category, in addition to the overall increase in the size of the loan portfolio due to the Slades acquisition. Nonperforming assets represented 0.36% of total assets at June 30, 2008 compared to 0.36% and 0.30% of total assets at March 31, 2008 and December 31, 2007, respectively. The Bank had six properties held as OREO totaling $1.4 million. There were no nonperforming securities for the period ending June 30, 2008.
          Repossessed automobile loan balances continue to be classified as nonperforming loans and not as other assets, because the borrower has the potential to satisfy the obligation within twenty days from the date of repossession (before the Bank can schedule disposal of the collateral). The borrower can redeem the property by payment in full at any time prior to the property’s disposal by the Bank. Repossessed automobile loan balances amounted to $606,000 as of June 30, 2008, $455,000 at December 31, 2007 and $567,000 at June 30, 2007.
          The following table sets forth information regarding nonperforming assets held by the Company at the dates indicated.
Table 3 — Nonperforming Assets / Loans
(Unaudited — Dollars in Thousands)

	As of	As of	As of
	June 30,	December 31,	June 30,
	2008	2007	2007
Loans past due 90 days or more but still accruing
Consumer — Auto	$328	$378	$243
Consumer — Other	140	122	67

Total	$468	$500	$310

Loans accounted for on a nonaccrual basis
Commercial and Industrial	$403	$306	$301
Business Banking	934	439	343
Commercial Real Estate	2,263	2,568	2,014
Residential Real Estate	4,460	2,380	1,927
Consumer — Home Equity	1,380	872	373
Consumer — Auto	607	455	567
Consumer — Other	150	124	23

Total	$10,197	$7,144	$5,548

Total nonperforming loans	$10,665	$7,644	$5,858

Other real estate owned	$1,393	$681	$305

Total nonperforming assets	$12,058	$8,325	$6,163

Restructured loans	$—	$—	$—

Nonperforming loans as a percent of gross loans	0.41%	0.37%	0.30%

Nonperforming assets as a percent of total assets	0.36%	0.30%	0.23%
          In the course of resolving nonperforming loans, the Bank may choose to restructure the contractual terms of certain commercial and real estate loans. Terms may be modified to fit the ability of the borrower to repay in line with its current financial status which is referred to as “a trouble debt restructuring”. It is the Bank’s policy to maintain restructured loans on nonaccrual status for approximately six months before management considers a restructured loan’s return to accrual status. At June 30, 2008, December 31, 2007 and June 30, 2007 the Bank had no restructured loans.
          Potential problem loans are any loans, which are not categorized as nonaccrual or non-performing loans and which are not considered troubled debt restructures, where known information about possible credit problems of the borrower(s) causes management to have concerns as to the ability of such borrower(s) to comply with present loan repayment terms. At June 30, 2008, the Bank had 28 potential problem loan relationships and at December 31, 2007 the Bank had fifteen potential problem loan relationships, which are not included in nonperforming loans. Outstanding balances on these loans totaled $49.7 million and $21.9 million at June 30, 2008 and December 31, 2007, respectively. At June 30, 2008, these problem loans continued to perform. The Company’s management actively monitors these loans and strives to minimize any possible adverse impact to the Bank.
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
          Interest income that would have been recognized for the three months ended June 30, 2008, and June 30, 2007, if nonperforming loans at the respective dates had been performing in accordance with their original terms, approximated $116,000 and $65,000, respectively. Interest income that would have been recognized for the six months ended June 30, 2008, and June 30, 2007, if nonperforming loans at the respective dates had been performing in accordance with their original terms, approximated $361,000 and $222,000, respectively. The actual amounts of interest that were collected on these nonaccrual loans during the three months ended June 30, 2008 and June 30, 2007 and were included in interest income were approximately $112,000 and $28,000, respectively. The actual amounts of interest that were collected on these nonaccrual loans during the six months ended June 30, 2008 and June 30, 2007 and were included in interest income were approximately $131,000 and $94,000, respectively.
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
          Impairment is measured on a loan by loan basis for commercial, commercial real estate, and construction by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Large groups of homogeneous loans are collectively evaluated for impairment. As such, the Bank does not typically identify individual loans within these groupings for impairment evaluation and disclosure.
          At June 30, 2008, impaired loans include all commercial real estate loans and commercial and industrial loans on nonaccrual status and other loans that have been categorized as impaired. Total impaired loans at June 30, 2008 and December 31, 2007 were $4.2 million and $3.9 million, respectively.
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
          As of June 30, 2008, the allowance for loan losses totaled $33.2 million, or 1.29%, of total loans as compared to $26.8 million, or 1.31%, of total loans at December 31, 2007. The increase in allowance was due to a combination of the acquisition of the former Slades portfolios and organic loan growth. Based on management’s analysis, management believes that the level of the allowance for loan losses at June 30, 2008 is adequate.
          The following table summarizes changes in the allowance for loan losses and other selected loan data for the periods presented:

Table 4 — Summary of Changes in the Allowance for Loan Losses

	Quarter to Date
	June 30,	March 31,	December 31,	September 30,	June 30,
	2008	2008	2007	2007	2007
	(Unaudited - Dollars in Thousands)
Average loans	$2,550,066	$2,207,337	$2,015,811	$1,971,023	$1,987,156

Allowance for loan losses, beginning of period	$32,609	$26,831	$26,192	$26,650	$26,815
Charged-off loans:
Commercial and Industrial	163	346	31	—	133
Business Banking	384	146	301	217	178
Commercial Real Estate	—	—	—	—	—
Residential Real Estate	—	—	—	—	—
Commercial Construction	—	—	—	—	—
Residential Construction	—	—	—	—	—
Consumer — Home Equity	124	37	42	—	80
Consumer — Auto	474	444	261	452	324
Consumer — Other	294	315	296	240	189

Total charged-off loans	1,439	1,288	931	909	904

Recoveries on loans previously charged-off:
Commercial and Industrial	3	21	19	1	4
Business Banking	3	63	17	5	1
Commercial Real Estate	—	—	—	—	—
Residential Real Estate	—	—	—	—	—
Commercial Construction	—	—	—	—	—
Residential Construction	—	—	—	—	—
Consumer — Home Equity	—	—	—	—	—
Consumer — Auto	103	80	108	105	86
Consumer — Other	50	35	71	40	64

Total recoveries	159	199	215	151	155

Net loans charged-off	1,280	1,089	716	758	749
Provision for loan losses	1,902	1,342	1,355	300	584
Allowance related to business combinations	—	5,525	—	—	—

Total allowance for loan losses, end of period	$33,231	$32,609	$26,831	$26,192	$26,650

Net loans charged-off as a percent of average total loans (annualized)	0.19%	0.20%	0.14%	0.15%	0.15%
Total allowance for loan losses as a percent of total loans	1.29%	1.29%	1.31%	1.32%	1.35%
Total allowance for loan losses as a percent of nonperforming loans	311.59%	299.22%	351.01%	412.41%	454.93%
Net loans charged-off as a percent of allowance for loan losses (annualized)	15.41%	13.36%	10.67%	11.58%	11.24%
Recoveries as a percent of charge-offs (annualized)	11.05%	15.45%	23.09%	16.61%	17.15%
          The allowance for loan losses is allocated to various loan categories as part of the Bank’s process of evaluating the adequacy of the allowance for loan losses. The allowance amounts increased by approximately $6.4 million, since December 31, 2007, to $33.2 million at June 30, 2008.
          The following table sets forth the allocation of the allowance for loan losses by loan category at the dates indicated. The allocation is made to each loan category for analytical purposes. While these amounts represent an estimate of the distribution of expected losses, they are not necessarily indicative of the categories in which actual losses may occur. The total allowance is available to absorb losses from any segment of the loan portfolio.
Table 5 — Summary of Allocation of the Allowance for Loan Losses
(Unaudited — Dollars In Thousands)

	AT JUNE 30,		AT DECEMBER 31,
	2008		2007
		Percent of		Percent of
		Loans		Loans
	Allowance	In Category	Allowance	In Category
	Amount	To Total Loans	Amount	To Total Loans
Allocated Allowances:
Commercial and Industrial	$4,926	10.1%	$3,850	9.3%
Business Banking	1,595	3.4%	1,265	3.4%
Commercial Real Estate	16,466	41.2%	13,939	39.0%
Real Estate Construction	2,795	7.0%	3,408	6.8%
Real Estate Residential	2,285	16.6%	741	16.5%
Consumer — Home Equity	2,568	14.5%	1,326	15.1%
Consumer — Auto	1,550	5.5%	1,609	7.6%
Consumer — Other	1,046	1.7%	693	2.3%

Total Allowance for Loan Losses	$33,231	100.0%	$26,831	100.0%

          Beginning at June 30, 2008, the Company implemented changes to its allowance for loan loss methodology to better align its methodology with recent regulatory guidance. Following its revised methodology, allocated amounts of allowance for loan losses continue to be determined using both a formula-based approach applied to groups of loans and an analysis of certain individual loans for impairment. However, the formula-based approach has been updated, with greater emphasis on historical portfolio loss rates as the statistical basis for allocating allowance amounts to the various loan categories.
          The formula-based approach evaluates groups of loans with common characteristics, which consist of similar loan types with similar terms and conditions, to determine the allocation appropriate within each portfolio section. This approach is supplemented with qualitative adjustments based upon management’s assessment of various market and portfolio specific risk factors. Differences in the categorical distribution of allowance at June 30, 2008 are attributable to the revised methodology as well as changes in the level of outstanding balances in each of the categories.
          As noted above, portions of the allowance for loan loss are maintained as an addition to the amount of allowance determined to be required using the quantitative estimation techniques described herein. These amounts are maintained for two primary reasons: (a.) there exists an inherent subjectivity and imprecision to the analytical processes employed, and (b.) the prevailing business environment, as it is affected by changing economic conditions and various external factors, may impact the portfolio in ways currently unforeseen. Moreover, management has identified certain qualitative risk factors which could impact the degree of loss sustained within the portfolio. These include: (a.) market risk factors, such as the effects of economic variability on the entire portfolio, and (b.) unique portfolio risk factors that are inherent characteristics of the Bank’s loan portfolio. Market risk factors may consist of changes to general economic and business conditions that may impact the Bank’s loan portfolio customer base in terms of ability to repay and that may result in changes in value of underlying collateral. Unique portfolio risk factors may include industry concentration or covariant industry concentrations, geographic concentrations or trends that may exacerbate losses resulting from economic events which the Bank may not be able to fully diversify out of its portfolios.
          Due to the imprecise nature of the loan loss estimation process and ever changing conditions, these qualitative risk attributes may not be adequately captured in data related to the statistically driven loan loss components used to determine allocations in the Bank’s quantitative analysis of the adequacy of the allowance for loan losses. Management, therefore, has established and maintains amounts of the allowance which reflect, among other things, the effects of changing economic conditions within the Bank’s market area.
          Regional and local general economic conditions, as measured in terms of employment levels, economic activity, and local real estate market fundamentals, weakened in the second quarter of 2008. However, the local economy continued to outperform the national economy over the same period, as growth in knowledge-based industries including technology, science, and the health sector helped offset declines in housing and certain consumer-related sectors. Market fundamentals in residential real estate markets throughout the region remain weak. This observation, when combined with financial market factors and inflationary price pressure, primarily driven by higher energy, food, commodity, and health care costs, indicates that the general economic outlook is unfavorable.
          Amounts of allowance may also be assigned to individual loans on the basis of loan impairment. Certain loans are evaluated individually and are judged to be impaired when management believes it is probable that the Bank will not collect all of the contractual interest and principal payments as scheduled in the loan agreement. Under this method, loans are selected for evaluation based upon a change in internal risk rating, occurrence of delinquency, loan classification or non-accrual status. A specific allowance amount is allocated to an individual loan when such loan has been deemed impaired and when the amount of a probable loss is able to be estimated on the basis of: (a) the present value of anticipated future cash flows or on the loan’s observable fair market value, or (b) the fair value of collateral, if the loan is collateral dependent. Loans evaluated individually for impairment and the amount of specific allowance assigned to such loans totaled $4.2 million and $38,000, respectively, at June 30, 2008 and $3.9 million and $14,000, respectively, at December 31, 2007.
          At June 30, 2008 and December 31, 2007, the allowance for loan losses totaled $33.2 million and $26.8 million, respectively. Based on the analyses described above, management believes that the level of the allowance for loan losses at June 30, 2008 is adequate.
          Goodwill and Core Deposit Intangibles Goodwill and Core Deposit Intangibles (“CDI”) increased $66.5 million, or 110.1%, to $126.9 million at June 30, 2008 from December 31, 2007. The amount of goodwill and core deposit and other intangible assets that were due to the Slades acquisition was $58.1 million and $9.0 million, respectively.
          Securities Securities decreased by $18.9 million, or 3.7%, during the six months ended June 30, 2008, primarily due to the sale of approximately $50 million in Government Sponsored Entities’ securities resulting in a gain of $133,000 in January 2008. In addition, the Company sold the majority of Slades investment portfolio during the first quarter incurring a loss of $742,000. The ratio of securities to total assets as of June 30, 2008 was 14.4%, compared to 18.3% at December 31, 2007. The Company does not own any equity or debt issued by either the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation.
          The Company reviews investment securities for the presence of other-than-temporary impairment, taking into consideration current market conditions, extent and nature of change in fair value, issuer rating changes and trends, volatility of earnings, current analysts’ evaluations, the Company’s ability and intent to hold investments until a recovery of fair value, which may be maturity, as well as other factors. During the second quarter the Company recognized a loss on the write-down of investments to fair value of approximately $1.9 million for certain available-for-sale securities, which the Company believes to be other-than-temporarily impaired, which is in accordance with EITF 99-20. The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other-than-temporary, the value of the security is reduced and a corresponding charge to earnings is recognized. The loss was taken on two investments for which the impairment charge has been recognized are pooled trust preferred securities issued by banks and insurers which were rated investment grade (BBB) at inception, currently remain rated investment grade (BBB), and are classified as available for sale. The Company has not incurred any loss on the other security, and the Company has the ability and the intention to continue to hold them until recovery of fair value, which may be until maturity. The decision to deem these securities other-than-temporarily impaired was based on near term financial prospects for each pooled trust preferred security, a specific analysis of the structure of each security, and an evaluation of the underlying information and industry knowledge available to the Company. The Company’s total investment in pooled trust preferred securities as of June 30, 2008 has a cost and current market value of $16.9 million and $12.8 million, net of the impairment loss of $1.9 million, respectively. The Company’s total investment in individual issue trust preferred securities have a cost and current market value of $15.1 million and $12.0 million, respectively. Future reviews for other-than-temporary impairment will consider the particular facts and circumstances during the reporting period under review.
          Deposits Total deposits of $2.5 billion increased 22.1% at June 30, 2008 compared to $2.0 billion at December 31, 2007. Of the increase $410.8 million is a result of the Slades acquisition. Excluding the impact of the acquisition, deposits grew at an annualized rate of 3.6%. See the table below regarding deposits growth.
Table 6 — Effect of Slade’s Ferry Bancorp. Acquisition on Deposits

	June 30,	December 31,	Slades	Organic
	2008	2007	Acquisition	Growth/Loss
	(Unaudited – Dollars in Thousands)
Deposits
Demand Deposits	$564,060	$471,164	$74,584	$18,312
Savings and Interest Checking Accounts	696,457	587,474	119,908	(10,925)
Money Market	478,852	435,792	38,668	4,392
Time Certificates of Deposit	734,792	532,180	177,609	25,003

Total Deposits	$2,474,161	$2,026,610	$410,769	$36,782

          Borrowings Total borrowings increased $73.1 million, or 14.5%, from December 31, 2007 to $577.4 million at June 30, 2008, attributable to the Slades acquisition and organic loan growth.

          Stockholders’ Equity Stockholders’ equity as of June 30, 2008 totaled $300.0 million, as compared to $220.5 million at December 31, 2007. Equity increased mainly due to common stock issued for the acquisition of $76.2 million, and net income of $12.1 million, offset by dividends declared of $5.9 million and the change in the unrealized gain on securities available for sale, net of tax and realized gains, of $3.7 million.
          Equity to Assets Ratio The ratio of equity to assets was 8.9% and 8.0% at June 30, 2008 and at December 31, 2007, respectively.
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
          The Company reported net income of $5.8 million, a $106,000, or a 1.9% increase, for the second quarter of 2008 as compared to the second quarter of 2007. Diluted earnings per share were $0.36 for the three months ended June 30, 2008, compared to $0.40 for the three months ended June 30, 2007. The Company reported net income of $12.1 million, an $211,000, or a 1.7% decrease, for the six months ended June 30, 2008 as compared to the same period in 2007. Diluted earnings per share were $0.79 and $0.86 for the six months ended June 30, 2008, and for the six months ended June 30, 2007, respectively.
          On August 4, 2008 the Company established a $1.5 million reserve for probable liability associated with the August 1, 2008 decision, effective as of June 30, 2008. While the final outcome of proceedings arising from the August 1, 2008 decision may differ from the $1.5 million charge that the Company has recorded, the Company does not believe that the final outcome will have any significant impact on its operations or any significant effect on its future financial position or outlook.
          During the second quarter the Company recorded a loss on the write-down of investments to fair value which were deemed to be other-than-temporarily impaired. The Company recognized the loss in non-interest income amounting to approximately $1.9 million for the three and six month periods ended June 30, 2008. There were no such impairments recorded in the comparable periods in 2007.
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

          On a fully tax equivalent basis, net interest income for the second quarter of 2008 increased $6.6 million, or 27.7%, to $30.5 million, as compared to the second quarter of 2007. The Company’s net interest margin was 4.01% for the quarter ended June 30, 2008 as compared to 3.85% for the quarter ended June 30, 2007. The Company’s interest rate spread (the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities) was 3.56% for the second quarter of 2008, a 40 basis point increase when compared to the same period in the prior year.
          The yield on earning assets was 5.91% for the quarter ending June 30, 2008, compared with 6.45% in the same quarter ending in 2007. The average balance of securities has increased by $17.5 million, or 3.7%, as compared with the prior year. The average balance of loans increased by $562.9 million, or 28.3%, and the yield on loans decreased by 75 basis points to 6.08% for the second quarter of 2008 compared to 6.83% for the second quarter in 2007. This decrease in the yield on earning assets is largely attributable to variable rate loans re-pricing lower with decreases in the underlying rate index (e.g. LIBOR, Prime) with the increase in outstanding loans driven largely by the Slades acquisition (see Note 9 above).
          For the three months ending June 30, 2008 the cost of funds decreased 71 basis points to 1.92% as compared to the same period in 2007 and the average balance of interest-bearing liabilities increased by $491.8 million, or 25.0%, driven largely by the Slades acquisition (see Note 9 above). The average cost of these interest bearing liabilities decreased to 2.35% as compared to 3.29% in 2007. For the six months ending June 30, 2008 the cost of funds decreased 49 basis points to 2.11% as compared to the same period in 2007 and the average balance increased by $342.8 million. Contributing toward the decreases in the cost of interest bearing liabilities was the additional cost incurred in the second quarter of 2007 associated with the interest expense on an additional $25.7 million at 8.375% of trust preferred securities outstanding as part of the refinancing strategy of the trust preferred securities contributing to the higher cost of funds for the six month period ended June 30, 2007.
          The following tables present the Company’s daily average balances, net interest income, interest rate spread, and net interest margin for the three and six months ending June 30, 2008 and June 30, 2007. For purposes of the table and the following discussion, income from interest-earning assets and net interest income are presented on a fully-taxable equivalent basis by adjusting income and yields earned on tax-exempt interest received on loans to qualifying borrowers and on certain of the Company’s securities to make them equivalent to income and yields on fully-taxable investments, assuming a federal income tax rate of 35%.

Table 7 — Average Balance, Interest Earned/Paid & Average Yields
(Unaudited — Dollars in Thousands)

		INTEREST			INTEREST
	AVERAGE	EARNED/	AVERAGE	AVERAGE	EARNED/	AVERAGE
	BALANCE	PAID	YIELD/RATE	BALANCE	PAID	YIELD/RATE
FOR THE THREE MONTHS ENDED JUNE 30,	2008	2008	2008	2007	2007	2007

Interest-Earning Assets:
Federal Funds Sold and Short Term Investments	$754	$15	7.96%	$20,962	$289	5.51%
Securities:
Trading Assets	3,446	39	4.53%	1,647	9	2.19%
Taxable Investment Securities (1)	444,807	5,370	4.83%	418,893	4,975	4.75%
Non-taxable Investment Securities (1)(2)	41,722	730	7.00%	51,893	834	6.43%

Total Securities:	489,975	6,139	5.01%	472,433	5,818	4.93%
Loans (2)	2,550,066	38,768	6.08%	1,987,156	33,911	6.83%

Total Interest-Earning Assets	$3,040,795	$44,922	5.91%	$2,480,551	$40,018	6.45%

Cash and Due from Banks	67,974			60,949
Other Assets	228,552			148,885

Total Assets	$3,337,321			$2,690,385

Interest-Bearing Liabilities:
Deposits:
Savings and Interest Checking Accounts	$691,150	$1,493	0.86%	$580,449	$1,994	1.37%
Money Market	482,638	2,124	1.76%	467,846	3,509	3.00%
Time Deposits	739,389	5,922	3.20%	522,282	5,313	4.07%

Total Interest-Bearing Deposits:	1,913,177	9,539	1.99%	1,570,577	10,816	2.75%
Borrowings:
Federal Home Loan Bank Borrowings	$330,881	$2,762	3.34%	$238,246	$2,668	4.48%
Federal Funds Purchased and Assets Sold Under Repurchase Agreement	144,012	1,116	3.10%	99,300	733	2.95%
Junior Subordinated Debentures	61,857	989	6.40%	59,760	1,935	12.95%
Other Borrowings	10,757	62	2.31%	997	18	7.22%

Total Borrowings:	547,507	4,929	3.60%	398,303	5,354	5.38%

Total Interest-Bearing Liabilities	$2,460,684	$14,468	2.35%	$1,968,880	$16,170	3.29%

Demand Deposits	547,048			488,571

Other Liabilities	26,114			13,908

Total Liabilities	3,033,846			2,471,359
Stockholders’ Equity	303,475			219,026

Total Liabilities and Stockholders’ Equity	$3,337,321			$2,690,385

Net Interest Income		$30,454			$23,848

Interest Rate Spread (3)			3.56%			3.16%

Net Interest Margin (3)			4.01%			3.85%

Supplemental Information:
Total Deposits, including Demand Deposits	$2,460,225	$9,539		$2,059,148	$10,816
Cost of Total Deposits			1.55%			2.10%
Total Funding Liabilities, including Demand Deposits	$3,007,732	$14,468		$2,457,451	$16,170
Cost of Total Funding Liabilities			1.92%			2.63%

(1)	Investment Securities are at average fair value.

(2)	The total amount of adjustment to present interest income and yield on a fully tax-equivalent basis is $367 and $415 for the three months ended June 30, 2008 and 2007, respectively. Also, non-accrual loans have been included in the average loan category; however, unpaid interest on non-accrual loans has not been included for purposes of determining interest income.

(3)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities. Net interest margin represents annualized net interest income as a percent of average interest-earning assets.

Table 8 — Average Balance, Interest Earned/Paid & Average Yields
(Unaudited — Dollars in Thousands)

		INTEREST			INTEREST
	AVERAGE	EARNED/	AVERAGE	AVERAGE	EARNED/	AVERAGE
	BALANCE	PAID	YIELD/RATE	BALANCE	PAID	YIELD/RATE
FOR THE SIX MONTHS ENDED JUNE 30,	2008	2008	2008	2007	2007	2007

Interest-Earning Assets:
Federal Funds Sold and Short Term Investments	$689	$35	10.16%	$27,265	$733	5.38%
Securities:
Trading Assets	3,012	66	4.38%	1,669	23	2.76%
Taxable Investment Securities (1)	434,295	10,756	4.95%	433,625	10,377	4.79%
Non-taxable Investment Securities (1)(2)	43,778	1,466	6.70%	52,722	1,701	6.45%

Total Securities:	481,085	12,288	5.11%	488,016	12,101	4.96%
Loans (2)	2,378,702	74,053	6.23%	1,995,143	67,727	6.79%

Total Interest-Earning Assets	$2,860,476	$86,376	6.04%	$2,510,424	$80,561	6.42%

Cash and Due from Banks	64,286			60,142
Other Assets	199,440			148,565

Total Assets	$3,124,202			$2,719,131

Interest-Bearing Liabilities:
Deposits:
Savings and Interest Checking Accounts	$643,469	$3,084	0.96%	$576,067	$3,794	1.32%
Money Market	474,349	4,702	1.98%	468,603	7,049	3.01%
Time Deposits	673,394	12,068	3.58%	540,289	11,067	4.10%

Total Interest-Bearing Deposits:	1,791,212	19,854	2.22%	1,584,959	21,910	2.76%
Borrowings:
Federal Home Loan Bank Borrowings	$315,730	$5,704	3.61%	$245,471	$5,459	4.45%
Federal Funds Purchased and Assets Sold Under Repurchase Agreement	141,644	2,270	3.21%	102,483	1,585	3.09%
Junior Subordinated Debentures	58,458	1,848	6.32%	68,492	3,326	9.71%
Other Borrowings	7,597	106	2.79%	792	25	6.31%

Total Borrowings:	523,429	9,928	3.79%	417,238	10,395	4.98%

Total Interest-Bearing Liabilities	$2,314,641	$29,782	2.57%	$2,002,197	$32,305	3.23%

Demand Deposits	511,033			480,671

Other Liabilities	20,793			13,831

Total Liabilities	2,846,467			2,496,699
Stockholders’ Equity	277,735			222,432

Total Liabilities and Stockholders’ Equity	$3,124,202			$2,719,131

Net Interest Income		$56,594			$48,256

Interest Rate Spread (3)			3.47%			3.19%

Net Interest Margin (3)			3.96%			3.84%

Supplemental Information:
Total Deposits, including Demand Deposits	$2,302,245	$19,854		$2,065,630	$21,910
Cost of Total Deposits			1.72%			2.12%
Total Funding Liabilities, including Demand Deposits	$2,825,674	$29,782		$2,482,868	$32,305
Cost of Total Funding Liabilities			2.11%			2.60%

(1)	Investment Securities are at average fair value.

(2)	The total amount of adjustment to present interest income and yield on a fully tax-equivalent basis is $741 and $835 for the six months ended June 30, 2008 and 2007, respectively. Also, non-accrual loans have been included in the average loan category; however, unpaid interest on non-accrual loans has not been included for purposes of determining interest income.

(3)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities. Net interest margin represents annualized net interest income as a percent of average interest-earning assets.

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
Table 9 — Volume Rate Analysis

	Three Months Ended June 30,				Six Months Ended June 30,
	2008 Compared to 2007				2008 Compared to 2007
			Change				Change
	Change	Change	Due to		Change	Change	Due to
	Due to	Due to	Volume/	Total	Due to	Due to	Volume/	Total
	Rate	Volume	Rate	Change	Rate	Volume	Rate	Change
	(Unaudited - Dollars in Thousands)				(Unaudited - Dollars in Thousands)
Income on Interest-Earning Assets:
Federal Funds Sold	$128	$(279)	$(123)	$(274)	$652	$(714)	$(636)	$(698)
Securities:
Taxable Securities	82	308	5	395	362	16	1	379
Non-taxable Securities (1)	74	(163)	(15)	(104)	65	(289)	(11)	(235)
Trading Assets	10	10	10	30	14	19	10	43

Total Securities:	166	155	—	321	441	(254)	—	187
Loans (1) (2)	(3,701)	9,606	(1,048)	4,857	(5,615)	13,020	(1,079)	6,326

Total	$(3,407)	$9,482	$(1,171)	$4,904	$(4,522)	$12,052	$(1,715)	$5,815

Expense of Interest-Bearing Liabilities:
Deposits:
Savings and Interest Checking Accounts	$(740)	$380	$(141)	$(501)	$(1,033)	$444	$(121)	$(710)
Money Market	(1,450)	111	(46)	(1,385)	(2,404)	86	(29)	(2,347)
Time Deposits	(1,130)	2,209	(470)	609	(1,384)	2,726	(341)	1,001

Total Interest-Bearing Deposits:	(3,320)	2,700	(657)	(1,277)	(4,821)	3,256	(491)	(2,056)
Borrowings:
Federal Home Loan Bank Borrowings	$(679)	$1,037	$(264)	$94	$(1,024)	$1,562	$(293)	$245
Federal Funds Purchased and Assets Sold Under Repurchase Agreements	37	330	16	383	57	606	22	685
Junior Subordinated Debentures	(980)	68	(34)	(946)	(1,161)	(487)	170	(1,478)
Other Borrowings	(12)	176	(120)	44	(14)	215	(120)	81

Total Borrowings:	(1,634)	1,611	(402)	(425)	(2,142)	1,896	(221)	(467)

Total	$(4,954)	$4,311	$(1,059)	$(1,702)	$(6,963)	$5,152	$(712)	$(2,523)

Change in Net Interest Income	$1,547	$5,171	$(112)	$6,606	$2,441	$6,900	$(1,003)	$8,338

(1)	The total amount of adjustment to present income and yield on a fully tax-equivalent basis is $367 and $415 for the three months ended June 30, 2008 and 2007, respectively, and is $741 and $835 for the six months ended June 30, 2008 and 2007, respectively.

(2)	Loans include portfolio loans, loans held for sale and nonperforming loans; however unpaid interest on nonaccrual loans has not been included for purposes of determining interest income.
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
          The provision for loan losses increased to $1.9 million and $3.2 million for the three and six months ended June 30, 2008, compared with the $584,000 and $1.5 million reported in the comparable year-ago periods, respectively. The increase in provision is mainly driven by growth in the loan portfolio and some softening of credit quality brought about by general economic conditions.

          The ratio of the allowance for loan losses to total loans was 1.29%, at June 30, 2008 compared to 1.29%, 1.31%, and 1.35% at March 31, 2008, December 31, 2007, and June 30, 2007, respectively. The allowance for loan losses at June 30, 2008 was 311.59% of nonperforming loans, as compared to 351.01% at December 31, 2007 and 454.93% at June 30, 2007.
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
          Non-Interest Income Non-interest income decreased by $377,000, or 4.7%, and increased $68,000, or 0.4%, during the three and six months ended June 30, 2008, respectively, as compared to the same periods in the prior year.
          Service charges on deposit accounts increased by $432,000, or 12.2%, and $657,000, or 9.5%, for the three and six month periods ended June 30, 2008, as compared to the same periods in 2007, primarily due to the Slades acquisition.
          Wealth management revenue increased by $934,000, or 42.8%, and $1.8 million, or 45.0%, for the three and six months ended June 30, 2008, respectively, as compared to the same periods in 2007. Assets under management at June 30, 2008 were $1.3 billion, an increase of $355.5 million, or 39.7%, as compared to June 30, 2007. On November 1, 2007 Rockland Trust completed its acquisition of assets from the Lincoln, Rhode Island-based O’Connell Investment Services, Inc. The closing of this transaction added approximately $200 million to assets under management. The remaining increase in assets under management is due to new business and market appreciation.
          Mortgage banking income increased by $140,000, or 17.1%, and $479,000, or 30.1% for the three and six months ended June 30, 2008, as compared to the same periods in 2007. The balance of the mortgage servicing asset was $2.0 million and loans serviced amounted to $259.3 million as of June 30, 2008, as compared to a mortgage servicing asset balance of $2.3 million and loans serviced amounting to $270.5 million at June 30, 2007.
          There were no gains or losses on the sale of securities during the second quarter of 2008. There was a net loss on the sale of securities of $609,000 during the first quarter of 2008. Of this loss, $742,000 is associated with the sale of the majority of the Slades’ securities portfolio, which was offset by gains on agency securities reported earlier in the quarter. There were no gains or losses on the sale of securities during the second quarter or first six months of 2007.
          During the second quarter the Company recorded a loss on the write-down of investments to fair value which were deemed to be other-than-temporarily impaired. The Company recognized the loss in non-interest income amounting to approximately $1.9 million for the three and six month periods ended June 30, 2008. There were no such impairments recorded in the comparable periods in 2007.

          Other non-interest income decreased by $243,000, or 22.5%, and $648,000, or 27.1% and for the three and six months ended June 30, 2008, as compared to the same periods in 2007. The decrease year-to-date is primarily attributable to declines in 1031 exchange income, due to the slowdown in national commercial real estate markets and trading asset losses.
          Non-Interest Expense Non-interest expense increased by $4.8 million, or 20.6%, and $7.4 million, or 16.5%, for the three and six months ended June 30, 2008, respectively, as compared to the same period in 2007.
          Salaries and employee benefits increased by $1.9 million, or 14.9%, and $2.9 million, or 11.2% for the three and six months ended June 30, 2008, as compared to the same periods in 2007. The increase in salaries and benefits is attributable to the Slades acquisition, annual merit increases, incentive programs, and the O’Connell Investment Services, Inc. acquisition in the fourth quarter of 2007.
          Occupancy and equipment expense increased by $628,000, or 24.1%, and $977,000, or 18.9%, for the three and six month periods ending June 30, 2008, as compared to the same periods in 2007. The increase is mainly due to an increase in rent expense, due to new locations, increased cost for snow removal for the year-to-date period, utility costs for the quarter-to-date period, and the effects of the Slades acquisition.
          Data processing and facilities management expense increased by $219,000, or 18.2%, and $415,000, or 18.1%, for the three and six month periods ending June 30, 2008, as compared to the same periods in 2007. The increase is partially a result of new functionality as well as an increase in volume due, in part, to the Slades acquisition during the first quarter of 2008.
          Merger and acquisition related expenditures totaled $376,000 and $1.1 million, for the three and six month periods ending June 30, 2008, associated with the Slades acquisition.
          Advertising expenses increased by $150,000, or 33.0% and $358,000, or 45.7%, for the three and six month periods ending June 30, 2008. The increase is partly due to the Slades acquisition.
          During the three months ending March 31, 2008 the Company recognized a $418,000 recovery on a 2002 WorldCom bond loss.
          Other non-interest expense increased by $1.5 million, or 24.9%, and increased by $2.0 million, or 19.4%, for the three and six month periods ending June 30, 2008, as compared to the same periods in 2007. The increase in the three month period is due to the litigation reserve of $1.5 million, (see Note 12, “Subsequent Event” in the Consolidated Notes to Unaudited Consolidated Financial Statements above). The increase in the six month period is attributable to the litigation reserve of $1.5 million (see Note 12, “Subsequent Event” in the Consolidated Notes to Unaudited Consolidated Financial Statements above), consulting fees of $218,000, and the amortization of intangible assets of $607,000 partially offset by the aforementioned recovery on the WorldCom bond loss.

          Income Taxes For the quarters ending June 30, 2008 and June 30, 2007, the Company recorded combined federal and state income tax provisions of $2.0 million and $1.9 million, respectively. These provisions reflect effective income tax rates of 25% for both of the quarters ending June 30, 2008 and June 30, 2007, respectively.
          The tax effects of all income and expense transactions are recognized by the Company in each year’s consolidated statements of income regardless of the year in which the transactions are reported for income tax purposes. Effective July 1, 2008 state legislation was passed which enacted corporate tax reform. As a result of this new legislation the state tax will be reduced 1.5% and will be phased in over the next three years. The Company is currently evaluating the impact of this legislation, but the Company does not expect the legislation to have a material impact on the financial statements for the year ended December 31, 2008.
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
          In both 2004 and 2005, the Bank invested $15.0 million during each year from the first $30.0 million award into RTC CDE I. During 2007 the Bank invested $38.2 million into RTC CDE II. During 2008 the Bank invested $6.8 million into RTC CDE II to provide it with the capital necessary to begin assisting qualified businesses in low-income communities throughout its market area. Based upon the Bank’s total $75.0 million investment in RTC CDE I and RTC CDE II, it is eligible to receive tax credits over a seven year period totaling 39.0% of its investment, or $29.3 million. The Company recognized a $1.0 million and $2.0 million benefit from these tax credits for the three and six months ending June 30, 2008. A $608,000 and $1.1 million tax credit benefit was recognized for the three and six months ending June 30, 2007. The following table details the remaining expected tax credit recognition by year based upon the two $15.0 million investments made in 2004 and 2005, the investment of $38.2 million in 2007, and the remaining $6.8 million made during 2008.
Table 10 — New Markets Tax Credit Recognition Schedule
(Unaudited – Dollars in Thousands)

										Total
Investment		2004 - 2007	2008	2009	2010	2011	2012	2013	2014	Credits
2004	$15M	$3,150	$900	$900	$900	$—	$—	$—	$—	$5,850
2005	15M	2,250	900	900	900	900	—	—	—	5,850
2007	38.2M	1,910	1,910	1,910	2,292	2,292	2,292	2,292	—	14,898
2008	6.8M	—	340	340	340	408	408	408	408	2,652

Total	$75M	$7,310	$4,050	$4,050	$4,432	$3,600	$2,700	$2,700	$408	$29,250

          Return on Average Assets and Equity The annualized consolidated returns on average equity and average assets for the three months ended June 30, 2008 were 7.67% and 0.70%, respectively, compared to 10.44% and 0.85% reported for the same period last year. The annualized consolidated returns on average equity and average assets for the six months ended June 30, 2008 were 8.73% and 0.78%, respectively, compared to 11.09% and 0.91% reported for the same period in 2007.

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
          At June 30, 2008 and December 31, 2007 the Company had interest rate swaps and at December 31, 2007 the Company had interest rate caps designated as “cash flow” hedges. The interest rate cap matured during the first quarter of 2008. The purpose of these swaps is to hedge the variability in the cash outflows of LIBOR-based borrowings attributable to changes in interest rates. The table below shows interest rate derivatives the Company held as of June 30, 2008 and December 31, 2007:
Table 11 — Derivative Positions
Asset-Liability Management Positions
As of June 30, 2008

					Receive
	Notional	Trade	Effective	Maturity	(Variable)	Current Rate	Pay Fixed	Market Value
	Amount	Date	Date	Date	Index	Received	Swap Rate	at June 30, 2008
	(Unaudited – Dollars in Thousands)
Interest Rate Swaps
	$35,000	19-Mar-08	19-Mar-08	20-Jan-10	3 Month LIBOR	2.82%	2.28%	$544
	25,000	16-Feb-06	28-Dec-06	28-Dec-16	3 Month LIBOR	2.78%	5.04%	(1,035)
	25,000	16-Feb-06	28-Dec-06	28-Dec-16	3 Month LIBOR	2.78%	5.04%	(1,037)

Total	$85,000						Total	$(1,528)

Grand Total	$85,000						Grand Total	$(1,528)

As of December 31, 2007

					Receive		Pay Fixed
	Notional	Trade	Effective	Maturity	(Variable)	Current Rate	Swap Rate/	Market Value
	Amount	Date	Date	Date	Index	Received	Cap Strike Rate	at December 31, 2007
	(Dollars in Thousands)
Interest Rate Swaps
	$35,000	18-Jan-05	20-Jan-05	20-Jan-10	3 Month LIBOR	5.18%	4.06%	$(208)
	25,000	16-Feb-06	28-Dec-06	28-Dec-16	3 Month LIBOR	4.99%	5.04%	(987)
	25,000	16-Feb-06	28-Dec-06	28-Dec-16	3 Month LIBOR	4.99%	5.04%	(994)

Total	$85,000						Total	$(2,189)

Interest Rate Caps

	$100,000	27-Jan-05	31-Jan-05	31-Jan-08	3 Month LIBOR	4.96%	4.00%	$79

Grand Total	$185,000						Grand Total	$(2,110)

Customer-Related Positions

	Notional Amount Maturing
As of June 30, 2008	2008	2009	2010	2011	Thereafter	Total	Market Value
	(Unaudited – Dollars in Thousands)
Interest Rate Contracts
Receive fixed, pay variable	—	—	—	—	$6,330	$6,330	$(104)

Pay fixed, receive variable	—	—	—	—	$6,330	$6,330	$104
          There were no Customer-Related Positions at December 31, 2007.
          In March 2008 the Company exited a $35.0 million notional value LIBOR based interest rate swap hedging 3 month revolving FHLB advances with Bear Stearns and replaced it with a $35.0 million notional value LIBOR based interest rate swap hedging 3 month revolving FHLB advances with Citigroup Financial. Upon exiting the swap, a $1.2 million loss remained in other comprehensive income, net of tax, and will be amortized into interest expense on borrowings over the original maturity of the swap (until January 2010.) Associated amortization of $157,000 and $178,000 was recognized in interest expense on borrowings in the three and six month periods ended June 30, 2008.
          Customer-Related Positions Interest rate derivatives, primarily interest-rate swaps, offered to commercial borrowers through our hedging program are designated as speculative under SFAS No. 133. However, we believe that our exposure to commercial customer derivatives is limited because these contracts are simultaneously matched at inception with an identical dealer transaction. The commercial customer hedging program allows us to retain variable-rate commercial loans while allowing the customer to synthetically fix the loan rate by entering into a variable-to-fixed interest rate swap. For the quarter ended June 30, 2008, we recorded a total notional amount of $6.3 million of interest rate swap agreements with commercial borrowers and an equal notional amount of dealer transactions. It is anticipated that over time customer interest rate derivatives will reduce the interest rate risk inherent in our longer-term, fixed-rate commercial business and real estate loans. The customer-related positions summarized in Table 11 include both the customer and offsetting dealer transactions.
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
          The following table set forth the fair value of residential mortgage loan commitments and forward sales agreements at the periods indicated:
Table 12 — Fair Value of Residential Mortgage Loan Commitments and Forward Sales Agreements

	Fair Value At
	June 30,	December 31,	June 30,
	2008	2007	2007
	(Dollars in Thousands)
Residential Mortgage Loan Commitments	$194	$286	$148
Forward Sales Agreements	$181	$5	$158

	Change for the Six Months
	Ended June 30,
	2008	2007
Residential Mortgage Loan Commitments	$(92)	$54
Forward Sales Agreements	176	98

Total Change in Fair Value	$84	$152

Changes in these fair values are recorded as a component of mortgage banking income.
          Market Risk Market risk is the sensitivity of income to changes in interest rates, foreign exchange rates, commodity prices and other market-driven rates or prices. The Company has no trading operations, with the exception of funds managed by the Company’s investment management group and funds that are held within a trust to fund non-qualified executive retirement obligations. Additionally, the Company has a $1.2 million equities portfolio which was acquired as part of the acquisition (see Note 9). The remaining equity is a closed-end management investment company whose objective is to invest in geographically specific private placement debt securities designed to support underlying economic activities such as community development and affordable housing. The amount of related equity is equal to $1.2 million at June 30, 2008.
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
          The Company quantifies its interest-rate exposures using net interest income simulation models, as well as simpler gap analysis, and Economic Value of Equity analysis. Key assumptions in these simulation analyses relate to behavior of interest rates and behavior of the Company’s deposit and loan customers. The most material assumptions relate to the prepayment of mortgage assets (including mortgage loans and mortgage-backed securities) and the life and sensitivity of nonmaturity deposits (e.g. DDA, NOW, savings and money market). The risk of prepayment tends to increase when interest rates fall. Since future prepayment behavior of loan customers is uncertain, the resulting interest rate sensitivity of loan assets cannot be determined exactly.
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
The following table sets forth the estimated effects on the Company’s net interest income over a 12-month period following the indicated dates in the event of the indicated increases or decreases in market interest rates:
Table 13 — Interest Rate Sensitivity

	200 Basis Point	200 Basis Point
	Rate Increase	Rate Decrease
June 30, 2008	(3.3%)	0.0%
June 30, 2007	(2.5%)	0.4%

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
          The most significant factors affecting market risk exposure of the Company’s net interest income during the second quarter of 2008 were (i) the shape of the U.S. Government securities and interest rate swap yield curve, (ii) the level of U.S. prime interest rate and LIBOR rates, and (iii) the level of rates paid on deposit accounts.
          The Company’s earnings are not directly and materially impacted by movements in foreign currency rates or commodity prices. Movements in equity prices may have an indirect but modest impact on earnings by affecting the volume of activity or the amount of fees from investment-related business lines, and directly by affecting the value at the Company’s trading portfolio. Also, declines in the value of certain debt securities may have an impact on earnings if the decline is determined to be other than temporary and the security is considered “impaired”. In the second quarter of 2008, decreases in the value of certain Trust Preferred securities held in the Company’s investment portfolio, were determined to be other-than-temporary. The resulting securities impairment reduced the Company’s earnings by $1.9 million.
          Liquidity Liquidity, as it pertains to the Company, is the ability to generate adequate amounts of cash in the most economical way for the institution to meet its ongoing obligations to pay deposit withdrawals and to fund loan commitments. The Company’s primary sources of funds are deposits, borrowings, and the amortization, prepayment and maturities of loans and securities.
          The Bank utilizes its extensive branch network to access retail customers who provide a stable base of in-market core deposits. These funds are principally comprised of demand deposits, interest checking accounts, savings accounts, and money market accounts. Deposit levels are greatly influenced by interest rates, economic conditions, and competitive factors. The Bank has also established repurchase agreements with major brokerage firms as potential sources of liquidity. At June 30, 2008, the Company had $50.0 million outstanding in repurchase agreements. In addition to agreements with brokers, the Bank also had customer repurchase agreements outstanding amounting to $107.1 million at June 30, 2008. As a member of the FHLB, the Bank has access to approximately $275.7 million of borrowing capacity. On June 30, 2008, the Bank had $357.9 million outstanding in FHLB borrowings.
          The Company, as a separately incorporated bank holding company, has no significant operations other than serving as the sole stockholder of the Bank. Its commitments and debt service requirement at June 30, 2008 consist of $61.8 million junior subordinated debentures, including accrued interest, of which $51.5 million was issued to an unconsolidated subsidiary Independent Capital Trust V, in connection with the issuance of variable rate (LIBOR plus 1.48%) Capital Securities due in 2037, for which the Company has locked in a fixed rate of interest of 6.52% for 10 years through an interest rate swap. The remaining $10.3 million is issued to Slade’s Ferry Statutory Trust I an unconsolidated subsidiary acquired as part of the Slades acquisition. These debentures are due in 2034, are callable in March 2009 and have a floating rate of interest of LIBOR plus 2.79% at June 30, 2008. The Company called the junior subordinated debentures issued to Independent Capital Trust IV in April 2007. The Company’s only obligations relate to its reporting obligations under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and related expenses as a publicly traded company. The Company funds virtually all expenses through dividends paid by the Bank.
          The Company actively manages its liquidity position under the direction of the Asset/Liability Management Committee. Periodic review under prescribed policies and procedures is intended to ensure that the Company will maintain adequate levels of available funds. At June 30, 2008, the Company’s liquidity position was above policy guidelines. Management believes that the Bank has adequate liquidity available to respond to current and anticipated liquidity demands.
          As of June 30, 2008, the Company has certain financial assets and liabilities recorded at fair value. The Company adopted the provisions of Statement of Financial Accounting Standards No. 157, Fair Value Measurement, (“SFAS 157”), as of January 1, 2008. In accordance with SFAS 157, the Company has classified its financial assets and liabilities within the appropriate level of the fair value hierarchy based upon the significance of the inputs to the valuation techniques. Fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. Fair values determined by Level 2 inputs utilize data points that are observable, directly or indirectly, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.
          As noted in Note 5, Fair Value Disclosure, a majority of the Company’s financial assets and liabilities have been classified as Level 2. These assets and liabilities have been initially valued at the transaction price and subsequently valued using market data including reportable trades, benchmark yields, broker/dealer quotes, bids, offers, and other industry and economic events. When necessary, the Company validates its valuation techniques by understanding the models used by pricing sources, obtaining market values from other pricing sources and challenging pricing data received from others. There have been no changes in the valuation techniques used during the current period.
          Excluding cash equivalents, the Company’s financial instruments may be sensitive to changes in economic factors such as interest rates or credit spreads. These risks are further described in Part II, Item 1A, “Risk Factors” of this Form 10-Q.
          Capital Resources and Dividends The Federal Reserve Board, the Federal Deposit Insurance Corporation, and other regulatory agencies have established capital guidelines for banks and bank holding companies. Risk-based capital guidelines issued by the federal regulatory agencies require banks to meet a minimum Tier 1 risk-based capital ratio of 4.0% and a total risk-based capital ratio of 8.0%. At June 30, 2008, the Company had a Tier 1 risk-based capital ratio of 9.49% and a total risk-based capital ratio of 10.74%. The Bank had a Tier 1 risk-based capital ratio of 9.43% and a total risk-based capital ratio of 10.68% as of the same date.
          A minimum requirement of 4.0% Tier 1 leverage capital is also mandated. On June 30, 2008, the Company and the Bank had Tier 1 leverage capital ratios of 7.61% and 7.57%, respectively.
          On June 19, 2008 the Company’s Board of Directors declared a cash dividend of $0.18 per share, a 5.9% increase from December 2007, to stockholders of record as of the close of business on June 30, 2008. This dividend was paid on July 11, 2008. On an annualized basis, the dividend payout ratio amounted to 41.63% of the trailing four quarters’ earnings.
          Contractual Obligations, Commitments, Contingencies, and Off-Balance Sheet Financial Instruments There have been no material changes in commitments, contingencies, and off-balance sheet financial instruments during the second quarter of 2008. For contractual obligations please see Note 11, “Sale and Leaseback Transaction” in the Consolidated Notes to Unaudited Consolidated Financial Statements above. Please refer to the 2007 Form 10-K for a complete table of contractual obligations, commitments, contingencies, and off-balance sheet financial instruments.
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
          Changes in Internal Controls over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the second quarter of 2008 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.
Item 4T. Controls and Procedures — N/A

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
          Rockland Trust is the plaintiff in the federal court case commonly known as Rockland Trust Company v. Computer Associates International, Inc. n/k/a CA, Inc., United States District Court for the District of Massachusetts Civil Action No. 95-11683-DPW (the “CA Case”). The CA Case, which was filed in 1995, arose from disputes over a contract signed in 1991 for software that CA sold to Rockland Trust.
          On August 31, 2007 the judge in the CA Case issued a decision which directed the Clerk to enter judgment for CA “in the amount of $1,089,113.73 together with prejudgment interest in the amount of $272,278 for a total of $1,361,392.” On September 5, 2007 Rockland Trust paid the judgment from an accrual established on June 30, 2007.
          The August 31, 2007 decision also stated that: CA “. . . asserts in a recent filing that it has incurred $1,160,586.81 in attorney fees and costs. . . CA may choose to pursue attorney fees and costs through . . . a motion.” In September 2007 CA filed a motion requesting an award of approximately $1.2 million in attorney fees and costs, plus prejudgment interest. Rockland Trust believed that it had meritorious defenses to that motion, opposed it, and did not establish a reserve for CA’s attorney fees and costs claim.
          On August 1, 2008 the judge in the CA Case issued a decision which stated that CA has “a right to recover attorney’s fees and expenses in this litigation.” The August 1, 2008 decision, however, did not determine the amount of attorney fees and costs to award CA and, instead, ordered the parties to submit a proposed procedure “for resolving any factual disputes regarding the precise attorney’s fees and costs to be incorporated in an amended judgment” on or before August 14, 2008.
          On August 4, 2008 the Company established a $1.5 million reserve for probable liability associated with the August 1, 2008 decision, effective as of June 30, 2008. While the final outcome of proceedings arising from the August 1, 2008 decision may differ from the $1.5 million charge that the Company has recorded, the Company does not believe that the final outcome will have any significant impact on its operations or any significant effect on its future financial position or outlook.
          In addition to the foregoing, the Company is involved in routine legal proceedings occurring in the ordinary course of business which in the aggregate are believed to be immaterial to the financial condition and results of operations.

Item 1A. Risk Factors
          As of the date of this report, there have been no material changes with regard to the Risk Factors disclosed in Item 1A of our 2007 Annual Report on Form 10-K, which are incorporated herein by reference, except for the following:
•	Under Generally Accepted Accounting Principles, the Company is required to review the Company’s investment portfolio periodically for the presence of other-than-temporary impairment of these securities, taking into consideration current market conditions, the extent and nature of change in fair value, issuer rating changes and trends, volatility of earnings, current analysts’ evaluations, the Company’s ability and intent to hold investments until a recovery of fair value, as well as other factors. Adverse developments with respect to one or more of the foregoing factors may require us to deem particular securities to be other-than-temporarily impaired, with the reduction in the value recognized as a charge to the Company’s earnings. Recent market volatility has made it extremely difficult to value certain of the Company’s securities. Subsequent valuations, in light of factors prevailing at that time, may result in significant changes in the values of these securities in future periods. Any of these factors could require the Company to recognize further impairments in the value of the Company’s securities portfolio, which may have an adverse effect on the Company results of operations in future periods.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     (a) — (c) Not applicable.
Item 3. Defaults Upon Senior Securities — None
Item 4. Submission of Matters to a Vote of Security Holders
          The Company’s Annual Stockholders’ Meeting was held on April 17, 2008. Information regarding each Director who was elected at that Meeting, and information regarding each other Director whose term of office as a director continued after that Meeting, is incorporated by reference to pages 8 - 14 of the Company’s definitive Proxy Statement for that Meeting.
          The matters voted upon at the Meeting and the outcome of voting is as follows:
Proposal 1. Re-elect Christopher Oddleifson, Robert D. Sullivan, and Brian S. Tedeschi to serve as Class III Directors;

Director	For	Withheld
Christopher Oddleifson	11,879,910	115,209
Robert D. Sullivan	11,879,756	115,363
Brian S. Tedeschi	8,983,165	3,011,954
          The following Directors of Independent Bank Corp. and Rockland Trust Company whose term of office continued after the Annual Meeting are: Richard S. Anderson, Benjamin A.

Gilmore, II, Kevin Jones, Donna A. Lopolito, Eileen C. Miskell, Carl Ribeiro, Richard H. Sgarzi, John H. Spurr, Jr., and Thomas J. Teuten.
Proposal 2. To ratify the selection of KPMG LLP as the independent registered public accounting firm of Independent Bank Corp. for 2008.

For	11,919,226
Against	65,056
Abstain	10,837
No Vote	—
Item 5. Other Information — None
Item 6. Exhibits
Exhibits Index

No.	Exhibit

3.(i)	Restated Articles of Organization, as amended as of February 10, 2005, incorporated by reference to the Company’s Form 8-K filed on May 18, 2005.

3.(ii)	Amended and Restated Bylaws of the Company, as amended as of February 10, 2005, incorporated by reference to the Company’s Form 8-K filed on May 18, 2005.

4.1	Specimen Common Stock Certificate, incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 1992.

4.2	Specimen preferred Stock Purchase Rights Certificate, incorporated by reference to the Company’s Form 8-A Registration Statement filed by the Company on November 5, 2001.

4.3	Indenture of Registrant relating the Junior Subordinated Debt Securities issued to Independent Capital Trust V is incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2006, filed by the Company on February 28, 2007.

4.4	Form of Certificate of Junior Subordinated Debt Security for Independent Capital Trust V (included as Exhibit A to Exhibit 4.8)

4.5	Amended and Restated Declaration of Trust for Independent Capital Trust V is incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2006, filed by the Company on February 28, 2007.

4.6	Form of Capital Security Certificate for Independent Capital Trust V (included

No.	Exhibit

as Exhibit A-1 to Exhibit 4.10).

4.7	Guarantee Agreement relating to Independent Capital Trust V is incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2006, filed by the Company on February 28, 2007.

4.8	Forms of Capital Securities Purchase Agreements for Independent Capital Trust V is incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2006, filed by the Company on February 28, 2007.

10.1	Independent Bank Corp. 1996 Non-Employee Directors’ Stock Option Plan (Management contract under Item 601 (10)(iii)(A)). Incorporated by reference to the Company’s Definitive Proxy Statement for the 1996 Annual Meeting of Stockholders filed with the Commission on March 19, 1996.

10.2	Independent Bank Corp. 1997 Employee Stock Option Plan (Management contract under Item 601 (10)(iii)(A)). Incorporated by reference to the Company’s Definitive Proxy Statement for the 1997 Annual Meeting of Stockholders filed with the Commission on March 20, 1997.

10.3	Independent Bank Corp. 2005 Employee Stock Plan incorporated by reference to Form S-8 filed by the Company on July 28, 2005.

10.4	Renewal Rights Agreement noted as of September 14, 2000 by and between the Company and Rockland, as Rights Agent (Exhibit to Form 8-K filed on October 23, 2000).

10.5	Independent Bank Corp. Deferred Compensation Program for Directors (restated as amended as of December 1, 2000). Incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2000.

10.6	Master Securities Repurchase Agreement, incorporated by reference to Form S-1 Registration Statement filed by the Company on September 18, 1992.

10.7	First Amended and Restated Employment Agreement between Christopher Oddleifson and the Company and Rockland Trust dated April 14, 2005 is filed as an exhibit under the Form 8-K filed on April 14, 2005.

10.8	Revised employment agreements between Raymond G. Fuerschbach, Edward F. Jankowski, Jane L. Lundquist, Edward H. Seksay and Denis K. Sheahan and the Company and Rockland Trust (Management Contracts under Item 601 (10)(iii)(A)) dated December 6, 2004 are filed as an exhibit under the Form 8-K filed on December 9, 2004.

10.9	Employment Agreement with Gerald Nadeau filed as an exhibit under the 8-K filed on December 14, 2007.

10.10	Options to acquire shares of the Company’s Common Stock pursuant to the Independent Bank Corp. 1997 Employee Stock Option Plan were awarded to Christopher Oddleifson, Raymond G. Fuerschbach, Edward F. Jankowski, Ferdinand T. Kelley, Jane L. Lundquist, Edward H. Seksay and Denis K. Sheahan pursuant to option agreements dated December 9, 2004. The form

No.	Exhibit

of these option agreements were filed as exhibits under the Form 8-K filed on December 15, 2004.

10.11	On-Site Outsourcing Agreement by and between Fidelity Information Services, Inc. and Independent Bank Corp., effective as of November 1, 2004. Incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2004 filed on March 4, 2005. (PLEASE NOTE: Portions of this contract, and its exhibits and attachments, have been omitted pursuant to a request for confidential treatment sent on March 4, 2005 to the Securities and Exchange Commission. The locations where material has been omitted are indicated by the following notation: “{****}”. The entire contract, in unredacted form, has been filed separately with the Commission with the request for confidential treatment.)

10.12	New Markets Tax Credit program Allocation Agreement between the Community Development Financial Institutions Fund of the United States Department of the Treasury and Rockland Community Development with an Allocation Effective Date of September 22, 2004 is filed as an exhibit under the Form 8-K filed on October 14, 2004.

10.13	Options to acquire shares of the Company’s Common Stock pursuant to the Independent Bank Corp. 2005 Employee Stock Plan were awarded to Christopher Oddleifson, Raymond G. Fuerschbach, Edward F. Jankowski, Ferdinand T. Kelley, Jane L. Lundquist, Edward H. Seksay, and Denis K. Sheahan pursuant to option agreements dated December 15, 2005. The form of option agreements used for these awards were filed as exhibits under the Form 8-K filed on December 20, 2005.

10.14	Independent Bank Corp. 2006 Non-Employee Director Stock Plan incorporated by reference to Form S-8 filed by the Company on April 17, 2006.

10.15	Independent Bank Corp. Stock Option Agreement for Non-Employee Director is filed as an exhibit under the Form 10-Q filed on May 9, 2006.

10.16	Independent Bank Corp. Restricted Stock Agreement for Non-Employee Director is filed as an exhibit under the Form 10-Q filed on May 9, 2006.

10.17	New Markets Tax Credit program Allocation Agreement between the Community Development Financial Institutions Fund of the United States Department of the Treasury and Rockland Community Development with an Allocation Effective Date of January 9, 2007 is incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2006, filed by the Company on February 28, 2007.

10.18	Independent Bank Corp. and Rockland Trust Company 2008 Executive Officer Performance Incentive Plan is incorporated by reference to the Form 8-K filed on February 21, 2008.

10.19	Agreement and Plan of Merger to acquire Slade’s Ferry Bancorp. is incorporated by reference to the Form 8-K filed on October 12, 2007.

31.1	Section 302 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.

31.2	Section 302 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.

32.1	Section 906 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.

No.	Exhibit

32.2	Section 906 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.

*	Filed herewith

+	Furnished herewith

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
INDEPENDENT BANK CORP.
(registrant)

Date: August 5, 2008	/s/ Christopher Oddleifson
Christopher Oddleifson
President and Chief Executive Officer

Date: August 5, 2008	/s/ Denis K. Sheahan
Denis K. Sheahan
Chief Financial Officer

INDEPENDENT BANK CORP.
(registrant)