Form 10-Q
period 2008-09-30
INDEPENDENT BANK CORP
filed 2008-11-07
CIK 776901

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Yes ☐     No ☑
     As of November 1, 2008, there were 16,278,392 shares of the issuer’s common stock outstanding, par value $0.01 per share.

PAGE
Item 5. Other Information	63
Item 6. Exhibits	64

Signatures	67
Ex-31.1 Certification of CEO
Ex-31.2 Certification of CFO
Ex-32.1 Certification of CEO
Ex-32.2 Certification of CFO

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
INDEPENDENT BANK CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited- Dollars in Thousands, Except Share and Per Share Amounts)

	September 30,	December 31,
	2008	2007

ASSETS
CASH AND DUE FROM BANKS	$92,752	$67,416
FED FUNDS SOLD AND SHORT TERM INVESTMENTS	100	—
SECURITIES
TRADING ASSETS	3,048	1,687
SECURITIES AVAILABLE FOR SALE	499,879	444,258
SECURITIES HELD TO MATURITY (fair value $30,107 and $45,663)	33,354	45,265
FEDERAL HOME LOAN BANK STOCK	24,603	16,260

TOTAL SECURITIES	560,884	507,470

LOANS
COMMERCIAL AND INDUSTRIAL	250,469	190,522
COMMERCIAL REAL ESTATE	1,092,811	797,416
COMMERCIAL CONSTRUCTION	150,615	133,372
SMALL BUSINESS	85,120	69,977
RESIDENTIAL REAL ESTATE	420,809	323,847
RESIDENTIAL CONSTRUCTION	12,868	6,115
RESIDENTIAL LOANS HELD FOR SALE	5,511	11,128
CONSUMER — HOME EQUITY	391,416	308,744
CONSUMER — AUTO	134,866	156,006
CONSUMER — OTHER	41,073	45,825

TOTAL LOANS	2,585,558	2,042,952
LESS: ALLOWANCE FOR LOAN LOSSES	(33,287)	(26,831)

NET LOANS	2,552,271	2,016,121

BANK PREMISES AND EQUIPMENT, NET	35,246	39,085
GOODWILL	116,622	58,296
IDENTIFIABLE INTANGIBLE ASSETS	9,790	2,115
MORTGAGE SERVICING RIGHTS	1,887	2,073
BANK OWNED LIFE INSURANCE	64,216	49,443
OTHER REAL ESTATE OWNED	1,239	681
OTHER ASSETS	42,228	25,713

TOTAL ASSETS	$3,477,235	$2,768,413

LIABILITIES AND STOCKHOLDERS’ EQUITY
DEPOSITS
DEMAND DEPOSITS	$573,904	$471,164
SAVINGS AND INTEREST CHECKING ACCOUNTS	711,862	587,474
MONEY MARKET	464,983	435,792
TIME CERTIFICATES OF DEPOSIT OVER $100,000	293,911	187,446
OTHER TIME CERTIFICATES OF DEPOSIT	493,371	344,734

TOTAL DEPOSITS	2,538,031	2,026,610

FEDERAL HOME LOAN BANK BORROWINGS	336,792	311,125
FEDERAL FUNDS PURCHASED AND ASSETS SOLD UNDER REPURCHASE AGREEMENTS	166,417	138,603
SUBORDINATED DEBENTURES	30,000	—
JUNIOR SUBORDINATED DEBENTURES	61,857	51,547
OTHER BORROWINGS	2,103	3,069

TOTAL BORROWINGS	597,169	504,344

OTHER LIABILITIES	37,295	16,994

TOTAL LIABILITIES	$3,172,495	$2,547,948

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
PREFERRED STOCK, $0.01 par value. Authorized: 1,000,000 Shares Outstanding: None	$—	$—
COMMON STOCK, $0.01 par value. Authorized: 30,000,000 Shares Issued and Outstanding: 16,278,392 Shares at September 30, 2008 and 13,746,711 Shares at December 31, 2007	163	137
SHARES HELD IN RABBI TRUST AT COST 170,505 Shares at September 30, 2008 and 168,734 Shares at December 31, 2007	(2,173)	(2,012)
DEFERRED COMPENSATION OBLIGATION	2,173	2,012
ADDITIONAL PAID IN CAPITAL	137,347	60,632
RETAINED EARNINGS	177,338	164,565
ACCUMULATED OTHER COMPREHENSIVE LOSS, NET OF TAX	(10,108)	(4,869)

TOTAL STOCKHOLDERS’ EQUITY	304,740	220,465

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,477,235	$2,768,413

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited — Dollars in Thousands, Except Share and Per Share Data)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30,		September 30,
	2008	2007	2008	2007

INTEREST INCOME
Interest on Loans	$39,201	$33,871	$113,025	$101,358
Taxable Interest and Dividends on Securities	5,643	4,775	16,464	15,176
Non-taxable Interest and Dividends on Securities	366	527	1,319	1,632
Interest on Federal Funds Sold and Short-Term Investments	62	679	96	1,412

Total Interest and Dividend Income	45,272	39,852	130,904	119,578

INTEREST EXPENSE
Interest on Deposits	9,078	11,119	28,933	33,029
Interest on Borrowings	5,079	4,463	15,006	14,857

Total Interest Expense	14,157	15,582	43,939	47,886

Net Interest Income	31,115	24,270	86,965	71,692

PROVISION FOR LOAN LOSSES	2,068	300	5,312	1,775

Net Interest Income After Provision For Loan Losses	29,047	23,970	81,653	69,917

NON-INTEREST INCOME
Service Charges on Deposit Accounts	4,083	3,754	11,681	10,695
Wealth Management	2,764	1,876	8,554	5,870
Mortgage Banking Income, Net	501	623	2,574	2,217
Bank Owned Life Insurance Income	659	498	1,816	1,413
Net Loss on Sales of Securities Available for Sale	—	—	(609)	—
Loss on Write-Down of Certain Investments to Fair Value	(720)	—	(2,570)	—
Other Non-Interest Income	1,245	969	2,986	3,357

Total Non-Interest Income	8,532	7,720	24,432	23,552

NON-INTEREST EXPENSE
Salaries and Employee Benefits	14,719	13,103	43,806	39,269
Occupancy and Equipment Expenses	3,200	2,395	9,338	7,556
Data Processing and Facilities Management	1,465	1,078	4,170	3,368
Advertising Expense	366	578	1,506	1,361
Consulting Expense	411	150	1,311	831
Telephone	389	362	1,201	1,026
Merger & Acquisition Expenses	—	—	1,120	—
WorldCom Bond Loss Recovery	—	—	(418)	—
Other Non-Interest Expense	4,909	3,540	15,518	12,514

Total Non-Interest Expense	25,459	21,206	77,552	65,925

INCOME BEFORE INCOME TAXES	12,120	10,484	28,533	27,544
PROVISION FOR INCOME TAXES	3,305	2,172	7,590	6,893

NET INCOME	$8,815	$8,312	$20,943	$20,651

BASIC EARNINGS PER SHARE	$0.54	$0.60	$1.35	$1.46

DILUTED EARNINGS PER SHARE	$0.54	$0.60	$1.34	$1.45

Weighted average common shares (Basic)	16,275,442	13,787,598	15,518,540	14,121,843
Common share equivalents	62,738	112,455	72,627	134,715

Weighted average common shares (Diluted)	16,338,180	13,900,053	15,591,167	14,256,558

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited — Dollars in Thousands, Except Per Share Data)

							ACCUMULATED
	COMMON		SHARES	DEFERRED	ADDITIONAL		OTHER
	SHARES	COMMON	HELD IN	COMPENSATION	PAID-IN	RETAINED	COMPREHENSIVE
	OUTSTANDING	STOCK	RABBI TRUST	OBLIGATION	CAPITAL	EARNINGS	(LOSS)	TOTAL

BALANCE DECEMBER 31, 2006	14,686,481	147	(1,786)	$1,786	$60,181	$175,146	($5,691)	$229,783

Net Income						28,381		28,381
Cash Dividends Declared ($0.68 per share)						(9,482)		(9,482)
Purchase of Common Stock	(1,000,000)	(10)				(30,686)		(30,696)
Proceeds From Exercise of Stock Options	56,037					1,029		1,029
Tax Benefit Related to Equity Award Activity					65			65
Equity Based Compensation					391			391
Restricted Shares Issued	4,193				(5)			(5)
Change in Fair Value of Derivatives During Period, Net of Tax and Realized Gains/(Losses)							(2,408)	(2,408)
Deferred Compensation Obligation			(226)	226				—
Cumulative Effect of Accounting Change						177		177
Amortization of Prior Service Cost							(92)	(92)
Change in Unrealized Gain on Securities Available For Sale, Net of Tax and Realized Gains/(Losses)							3,322	3,322

BALANCE DECEMBER 31, 2007	13,746,711	$137	($2,012)	$2,012	$60,632	$164,565	($4,869)	$220,465

Net Income						20,943		20,943
Cash Dividends Declared ($0.54 per share)						(8,796)		(8,796)
Common Stock Issued for Acquisition	2,492,195	25			76,203			76,228
Proceeds From Exercise of Stock Options	39,486	1				626		627
Tax Benefit Related to Equity Award Activity					123			123
Equity Based Compensation					389			389
Change in Fair Value of Derivatives During Period, Net of Tax and Realized Gains/(Losses)							(655)	(655)
Deferred Compensation Obligation			(161)	161				—
Amortization of Prior Service Cost							126	126
Change in Unrealized Gain on Securities Available For Sale, Net of Tax and Realized Gains/(Losses)							(4,710)	(4,710)

BALANCE SEPTEMBER 30, 2008	16,278,392	$163	($2,173)	$2,173	$137,347	$177,338	($10,108)	$304,740

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited — Dollars In Thousands)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$20,943	$20,651
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED FROM OPERATING ACTIVITIES:
Depreciation and amortization	4,566	4,332
Provision for loan losses	5,312	1,775
Deferred income tax benefit	(10,352)	101
Loans originated for resale	(186,929)	(151,024)
Proceeds from mortgage loan sales	193,109	156,510
Net gain on sale of mortgages	(564)	(565)
Net loss on sale of investments	609	—
Loss on write-down of investments in securities available for sale	2,570	—
Loss on sale of other real estate owned	35	10
Realized gain on sale leaseback transaction	(431)	—
Amortization of mortgage servicing asset, net of gain	185	259
Equity based compensation	388	286
Changes in assets and liabilities:
Decrease in other assets	8,759	382
Decrease (increase) in other liabilities	(6,770)	1,248

NET CASH PROVIDED FROM OPERATING ACTIVITIES	31,430	33,965

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal repayments of Securities Held to Maturity	11,973	30,082
Proceeds from maturities, principal repayments and sales of Securities Available For Sale	183,524	44,114
Purchase of Securities Available For Sale	(155,555)	(40,179)
(Purchase) redemption sale of Federal Home Loan Bank stock	(642)	5,450
Net (increase) decrease in Loans	(81,360)	29,400
Cash used for Merger and Acquisition, net of cash acquired	(13,671)	(2,097)
Investment in Bank Premises and Equipment	(5,957)	(3,909)
Proceeds from the sale of other real estate owned	206	485
Proceeds from the sale leaseback transaction	31,433	—

NET CASH PROVIDED FROM (USED IN) INVESTING ACTIVITIES	(30,049)	63,346

CASH FLOWS USED IN FINANCING ACTIVITIES:
Net increase (decrease) in Time Deposits	77,493	(47,385)
Net increase (decrease) in Other Deposits	23,159	(28,814)
Net increase (decrease) in Federal Funds Purchased and Assets Sold Under Repurchase Agreements	27,814	(16,555)
Net decrease in Federal Home Loan Bank Borrowings	(125,997)	(22,502)
Net (decrease) increase in Treasury Tax & Loan Notes	(966)	2,090
Issuance of Subordinated Debentures	30,000	—
Redemption of Junior Subordinated Debentures	—	(25,773)
Amortization/write-off of issuance costs	—	923
Proceeds from exercise of stock options	628	614
Tax benefit related to equity award activity	123	66
Payments for purchase of common stock	—	(30,696)
Dividends paid	(8,201)	(7,159)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	24,053	(175,191)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	25,434	(77,880)

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	67,416	138,291

CASH AND CASH EQUIVALENTS AT SEPTEMBER 30,	$92,850	$60,411

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest on deposits and borrowings	$44,578	$47,076
Income taxes	12,499	7,567
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Change in fair value of derivatives, net of tax and realized gain	($655)	($774)
Change in fair value of securities available for sale, net of tax and realized gain/(losses)	(4,710)	1,146
Amortization of prior service cost, net of tax	126	83
Cumulative effect of accounting change (Adoption of FIN No. 48)	—	177
Transfer of loans to other real estate owned	799	550
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
     The Company is currently the sponsor of Independent Capital Trust V (“Trust V”) and Slade’s Ferry Statutory Trust I (“Slade’s Ferry Trust I”) a Connecticut statutory trust, each of which were formed to issue trust preferred securities.
     Slade’s Ferry Trust I was an existing statutory trust of Slade’s Ferry Bancorp. (“Slades”), which was acquired by the Company effective March 1, 2008 (see Note 9, “Acquisition” hereof). Trust V and Slade’s Ferry Trust I are not included in the Company’s consolidated financial statements in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46R (“FIN 46”).
     During the quarter ended September 30, 2008, the Company merged subsidiaries which were acquired as part of the Slades acquisition, namely Slade’s Ferry Securities Corporation, Slade’s Ferry Security Corporation II, and Slade’s Ferry Realty Trust, with and into Rockland Trust, with Rockland Trust as the surviving entity. As of September 30, 2008 the Bank had the following corporate subsidiaries, all of which were wholly-owned by the Bank and were included in the Company’s consolidated financial statements:
•	Four Massachusetts security corporations, namely Rockland Borrowing Collateral Securities Corp., Rockland IMG Collateral Securities Corp., Rockland Deposit Collateral Securities Corp., and Taunton Avenue Securities Corp., which hold securities, industrial development bonds, and other qualifying assets;

•	Rockland Trust Community Development Corporation (the “Parent CDE”) which, in turn, has three wholly-owned corporate subsidiaries named Rockland Trust Community Development LLC (“RTC CDE I”), Rockland Trust Community Development Corporation II (“RTC CDE II”), and Rockland Trust Community Development Corporation III (“RTC CDE III”), which was formed during the third quarter of 2008. The Parent CDE, CDE I, CDE II, and CDE III were all formed to qualify as community development entities under federal New Markets Tax Credit Program criteria; and

•	Compass Exchange Advisors LLC (“CEA LLC”) which provides like-kind exchange services pursuant to section 1031 of the Internal Revenue Code.
     All material intercompany balances and transactions have been eliminated in consolidation. When necessary, certain amounts in prior periods’ financial statements have been reclassified to conform to the current period presentation.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included. Operating results for the quarter ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008 or any other interim period.
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
NOTE 3 — RECENT ACCOUNTING DEVELOPMENTS
Accounting Pronouncements Adopted in 2008
     Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements” In September 2006, the FASB issued SFAS 157. SFAS 157 was issued to provide consistency and comparability in determining fair value measurements and to provide for expanded disclosures about fair value measurements. The definition of fair value maintains the exchange price notion in earlier definitions of fair value but focuses on the exit price of the asset or liability. The exit price is the price that would be received to sell the asset or paid to transfer the liability adjusted for certain inherent risks and restrictions. Expanded disclosures are also required about the use of fair value to measure assets and liabilities. In February 2008, the FASB issued Staff Position (“FSP”) 157-2, “Effective Date of FASB Statement No. 157.” The FSP delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually). The effective date was for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company adopted SFAS 157 as of January 1, 2008. In October 2008, the FASB issued a Staff Position 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” the FSP provided guidance in applying 157 in an inactive market, when the fair value presentation is required. The FSP was effective immediately upon issuance. The Company has determined that the impact of the adoption of SFAS 157 on the Company’s consolidated financial position was not material. See Note 5 for the Company’s expanded disclosures on its fair value measurement policies and fair value measurements as of September 30, 2008.
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
     Emerging Issues Task Force (“EITF”) 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” In September 2006, the FASB ratified the consensus reached by the EITF on EITF 06-4. The EITF addresses accounting for split-dollar life insurance arrangements whereby the employer purchases a policy to insure the life of an employee or a director, and separately enters into an agreement to split the policy benefits between the employer and the employee/director. The EITF states that an obligation arises as a result of a substantive agreement with an employee or director to provide future postretirement benefits. Under EITF 06-4, the obligation is not settled upon entering into an insurance arrangement. Since the obligation is not settled, a liability should be recognized in accordance with applicable authoritative guidance. EITF 06-4 was effective for fiscal years beginning after December 15, 2007. Upon acquiring Slades (see Note 9, “Acquisition,” hereof) effective March 1, 2008, the Company assumed such split dollar life insurance arrangements categorized as Bank Owned Life Insurance on its balance sheet and has a related liability of $1.3 million at September 30, 2008.
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
New Accounting Pronouncements Not Yet Adopted
     SFAS No. 141 (revised 2007) (“SFAS 141R”), “Business Combinations” In December 2007, the FASB issued SFAS 141R. SFAS 141R replaces FASB Statement No. 141 (“SFAS 141”), “Business Combinations,” but retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. It also retains the guidance in SFAS 141 for identifying and recognizing intangible assets separately from goodwill. However, SFAS 141R’s scope is broader than that of SFAS 141. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. For any business combinations entered into by the Company subsequent to January 1, 2009, the Company will be required to apply the guidance in SFAS 141R.
     SFAS No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51” In December 2007, the FASB issued SFAS 160. SFAS 160 amends ARB 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 changes the way the consolidated income statement is presented. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. It establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation, and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. The effective date is for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. Earlier adoption is prohibited. This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. The Company has not yet determined the impact of the adoption of SFAS 160 to the Company’s statement of financial position or results of operations.
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
     FASB Staff Position FAS 142-3 (“FSP FAS 142-3”), “Determination of the Useful Life of Intangible Assets” In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (revised 2007) (“SFAS 141R”), “Business Combinations,” and other U.S. generally accepted accounting principles (GAAP). This Statement is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. Early application is not permitted. The Company has not yet determined the impact of the adoption of FSP FAS 142-3 to the Company’s statement of financial position or results of operations.

     FSP EITF 03-6-01, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128 (“SFAS 128”), “Earnings per Share.” The guidance in this FSP applies to the calculation of EPS under SFAS 128 for share-based payment awards with rights to dividends or dividend equivalents. Unvested share-based payment awards that contain no forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. This Statement is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. All prior-period EPS data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform to the provisions of this FSP. Early application is not permitted. The Company has not yet determined the impact of the adoption of FSP EITF 03-6-1 to the Company’s statement of financial position or results of operations.
NOTE 4 — INVESTMENT SECURITIES
     As a result of the Company’s valuation review of the investment securities portfolio, the Company recorded a loss on the write-down of investments to fair value in the second and third quarters of 2008 for certain available-for-sale securities deemed to have other-than-temporary impairment, in accordance with EITF 99-20 “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to Be Held by a Transferor in Securitized Assets” (“EITF 99-20”). The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other-than-temporary, the value of the security is reduced to establish a new cost basis and a corresponding charge to earnings is recognized. The loss on the write-down of investments to fair value was taken on two investments in pooled trust preferred securities issued by banks and insurers which were rated investment grade (BBB) at inception, currently remain rated investment grade (BBB), and are classified as available for sale. The Company has not realized any loss on either security, and the Company has the ability and intention to continue to hold these investments until a recovery of fair value, which may be until maturity. The Company recognized a non-cash loss on the write-down of investments to fair value of $720,000 and $2.6 million for the three month and nine months ended September 30, 2008, respectively. The other-than-temporary-impairment was comprised of a $1.9 million year-to-date impairment for one security with a par value of $3.5 million and a $670,000 year-to-date impairment for another security with a par value of $1 million.

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
Short-Term Investments
The Company’s short-term investments are classified within Level 1 of the hierarchy because they are valued using quoted market prices or broker or dealer quotations.

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
Trust Preferred Collateralized Debt Obligations (“CDOs”)
The fair value of Trust Preferred Collateralized Debt Obligations, including pooled and single issued preferred securities, is estimated using external pricing models, discounted cash flow methodologies or similar techniques. The inputs used in these valuations include benchmark yields, recent reported trades, new issue data, broker and dealer quotes and collateral performance. If there is at least one significant model assumption or input that is not observable, these Trust Preferred CDOs are categorized as Level 3 within the fair value hierarchy; otherwise, they are classified as Level 2.
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
     Assets and Liabilities Measured at Fair Value on a Recurring Basis as of September 30, 2008 are as follows:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)
		(Dollars in Thousands)
Assets
Cash and Due from Banks	$92,752	$92,752	$—	$—
Short-Term Investments	100	100	—	—
Trading Securities	3,048	3,048	—	—
Securities Available for Sale	499,879	—	490,068	9,811
Derivatives
Derivative Financial Instruments	2,512	—	2,512	—
Residential Mortgage Loan Commitments & Forward Sales Agreements	157	—	157	—

Total Assets	$598,448	$95,900	$492,737	$9,811

     Assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2008 are as follows:

		Fair Value Measurements at Reporting Date Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable	Total
	September 30,	Assets	Inputs	Inputs	Gains
Description	2008	(Level 1)	(Level 2)	(Level 3)	(Losses)
	(Dollars in Thousands)
Collateral Dependent Loans, net — Impaired under SFAS 114	$813	$—	$813	—	$(128)

					$(128)

     The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the quarter ended September 30, 2008. During the quarter ended June 30, 2008, certain pooled performing Trust Preferred CDOs were transferred from Level 2 to Level 3 due to the lack of current observable market activity. These instruments were valued using pricing models and discounted cash flow methodologies.

	Available for Sale	Total

Balance at June 30, 2008	$12,764	$12,764
Gains and Losses (realized/unrealized)
Included in earnings	(720)	(720	)(1)
Included in Other Comprehensive Income	(2,233)	(2,233)
Purchases, issuances and settlements	—	—
Transfers in to/(out) of Level 3	—	—

Balance at September 30, 2008	$9,811	$9,811

	Securities
	Available for Sale	Total

Balance at January 1, 2008	$—	$—
Gains and Losses (realized/unrealized)
Included in earnings	(2,570)	(2,570)
Included in Other Comprehensive Income	(3,012)	(3,012)
Purchases, issuances and settlements	—	—
Transfers in to/(out) of Level 3	15,393	15,393

Balance at September 30, 2008	$9,811	$9,811

The amount of gains and losses due to change in fair value, including both realized and unrealized gains and losses, included in earnings for Level 3 assets and liabilities during the quarter, and year to date periods, ended September 30, 2008 were classified as follows:

For the three months ending			For the nine months ending
September 30, 2008			September 30, 2008
Trading Income	Non-Interest Income		Trading Income	Non-Interest Income

$—	($720	)(1)	$—	($2,570)
(1)	Represents write-down on certain securities that were deemed to be other-than-temporarily impaired during the quarter ended September 30, 2008.
The amount of total gains and losses included in earnings attributable to the changes in unrealized gains and losses during the quarter, and year to date periods, for Level 3 assets and liabilities that are still held at September 30, 2008 were classified as follows:

For the three months ending		For the nine months ending
September 30, 2008		September 30, 2008
Trading Income	Non-Interest Income	Trading Income	Non-Interest Income

$—	($720)	$—	($2,570)
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

     Earnings per share consisted of the following components for the three and nine months ended September 30, 2008 and 2007:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	Net Income		Net Income
	2008	2007	2008	2007
	(Dollars in Thousands)		(Dollars in Thousands)
Net Income	$8,815	$8,312	$20,943	$20,651

	Weighted Average		Weighted Average
	Shares		Shares
	2008	2007	2008	2007
Basic EPS	16,275,442	13,787,598	15,518,540	14,121,843
Effect of dilutive securities	62,738	112,455	72,627	134,715

Diluted EPS	16,338,180	13,900,053	15,591,167	14,256,558

	Net Income		Net Income
	Per Share		Per Share
	2008	2007	2008	2007
Basic EPS	$0.54	$0.60	$1.35	$1.46
Effect of dilutive securities	$0.00	$0.00	$0.01	$0.01

Diluted EPS	$0.54	$0.60	$1.34	$1.45

The following table illustrates the options to purchase common stock and the shares of restricted stock that were excluded from the calculation of diluted earnings per share because they were anti-dilutive:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Stock Options	784,599	445,817	738,254	323,143

Restricted Stock	—	—	—	—
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
     The following table illustrates the status of the post-retirement benefit plans, SERPs, and pension plans:
     Components of Net Periodic Benefit Cost

	Post Retirement Benefits		SERPs		Pension*
	Three months ended September 30,
	2008	2007	2008	2007	2008
	(Unaudited - Dollars in Thousands)
Service cost	$21	$22	$49	$50	$7
Interest cost	24	19	55	37	4
Expected return on assets	—	—	—	—	(7)
Amortization of transition obligation	8	9	—	—	—
Amortization of prior service cost	3	3	15	11	—
Recognized net actuarial (gain)/loss	(2)	—	—	(1)	—

Net periodic benefit cost	$54	$53	$119	$97	$4

	Post Retirement Benefits		SERPs		Pension*
	Nine months ended September 30,
	2008	2007	2008	2007	2008
	(Unaudited - Dollars in Thousands)
Service cost	$63	$67	$147	$204	$16
Interest cost	72	55	165	117	12
Expected return on assets	—	—	—	—	(20)
Amortization of transition obligation	25	26	—	—	—
Amortization of prior service cost	9	9	47	31	—
Recognized net actuarial (gain)/loss	(7)	—	(2)	(3)	—
Loss due to settlement	—	—	—	—	37

Net periodic benefit cost	$162	$157	$357	$349	$45

* Does not include the noncontributory defined benefit pension plan administered by Pentegra (as discussed below).
     Included in the SERP net periodic benefit cost above is an additional $60,000, which was accrued during the first quarter of 2007 associated with the early retirement of an executive. The above table includes post retirement benefits, SERPs, and the pension net periodic benefit cost relating to the Slades benefit plan, for only seven months of activity for the nine month period, ending September 30, 2008, as the Company became responsible for those benefit plans on March 1, 2008.
     The Company previously disclosed in its financial statements for the fiscal year ended December 31, 2007 that it expected to contribute $59,000 to its post retirement benefit plan and $131,000 to its SERPs in 2008 and presently anticipates making these contributions, plus additional contributions of $23,000 and $30,000 for the acquired Slades post retirement benefit plan and SERP, respectively. For the three months ended September 30, 2008, $17,000 and $26,000 of contributions have been made to the post retirement benefit plans and the SERPs, respectively. For the nine months ended September 30, 2008, $56,000 and $85,000 of contributions have been made to the post retirement benefit plans and the SERPs, respectively. The Company does not plan to make a contribution to the acquired Slades defined benefit pension plan, as it is fully funded.
     Not included in the above summary are the components of net periodic benefit cost for the noncontributory defined benefit pension plan administered by Pentegra (the “Fund”). Effective July 1, 2006, the Company froze the defined benefit plan by eliminating all future benefit accruals, with the exception of the employees that were participants on July 1, 2006, but that were not yet fully vested. The Fund does not segregate the assets or liabilities of all participating employers and, accordingly, disclosure of accumulated vested and non-vested benefits is not possible. The pension plan year is July 1st through June 30th. Contributions for the 2007-2008 plan year were all paid in 2007. Pension expense is expected to be approximately $900,000 related to the 2008-2009 plan year. During the three and nine months ended September 30, 2008, $318,000 and $837,000, respectively, of pension expense for both pension plans has been recognized for the 2007-2008 plan year.
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

NOTE 8 — COMPREHENSIVE INCOME
     Information on the Company’s comprehensive income, presented net of taxes, is set forth below for the three and nine months ended September 30, 2008 and 2007.
Comprehensive income (loss) is reported net of taxes, as follows:
(Dollars in Thousands)

	FOR THE THREE		FOR THE NINE
	MONTHS ENDED		MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2008	2007	2008	2007

Net Income	$8,815	$8,312	$20,943	$20,651

Other Comprehensive Income/(Loss), Net of Tax:

(Decrease) Increase in fair value of securities available for sale, net of tax of $444 and $1,563 for the three months ended September 30, 2008 and 2007, respectively, and $2,532 and $794 for the nine months ended September 30, 2008 and 2007, respectively.	(995)	2,699	(4,633)	1,146

Less: reclassification adjustment for realized gains included in net income, net of tax of $56 for the nine months ended September 30, 2008.	—	—	(77)	—

Net change in fair value of securities available for sale, net of tax of $444 and $1,563 for the three months ended September 30, 2008 and 2007, respectively, and $2,588 and $794 for the nine months ended September 30, 2008 and 2007, respectively.	(995)	2,699	(4,710)	1,146

Decrease in fair value of derivatives, net of tax of $402 and $1,080 for the three months ended September 30, 2008 and 2007, respectively, and $608 and $458 for the nine months ended September 30, 2008 and 2007, respectively.	(555)	(1,492)	(857)	(a) (632)

Less: reclassification of realized loss (gain) on derivatives, net of tax of $71 and $0 for the three months ended September 30, 2008 and 2007, respectively, and $145 and $103 for the nine months ended September 30, 2008 and 2007, respectively.	98	—	202	(142)

Net change in fair value of derivatives, net of tax of $331 and $1,080 for the three months ended September 30, 2008 and 2007, respectively, and $471 and $561, for the nine months ended September 30, 2008 and 2007, respectively.	(457)	(1,492)	(655)	(774)

Amortization of certain costs included in net periodic post retirement costs, net of tax of $30 and $20 for the three months ended September 30, 2008 and 2007, respectively, and $91 and $59 for the nine months ended September 30, 2008 and 2007, respectively.	42	27	126	83

Other Comprehensive (Loss) Gain, Net of Tax:	(1,410)	1,234	(5,239)	455

Comprehensive Income	$7,405	$9,546	$15,704	$21,106

(a)	Included in the nine months ended September 30, 2008 is $663,000 of realized but unrecognized loss from the sale of an interest rate swap in January 2008.
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
(Dollars in Thousands)

Assets:
Cash acquired, net of cash paid	$(13,484)
Investments	106,700
Loans, net	465,720
Premises and Equipment	11,502
Goodwill	58,139
Core Deposit & Other Intangible	8,961
Other Assets	25,109

Total Assets Acquired	$662,647

Liabilities:
Deposits	$410,769
Borrowings	161,974
Other Liabilities	13,676

Total Liabilities Assumed	$586,419

Net Assets Acquired	$76,228

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

	Three months ended
	September 30,
	2008	2007
Net Interest Income	$31,115	$28,715
Net Income	8,815	9,144
Earnings Per Share — Basic	$0.54	$0.54
Earnings Per Share — Diluted	$0.54	$0.53

	Nine months ended
	September 30,
	2008	2007
Net Interest Income	$90,012	$85,600
Net Income	20,020	25,787
Earnings Per Share — Basic	$1.26	$1.48
Earnings Per Share — Diluted	$1.25	$1.47
     Excluded from the pro forma results of operations for the nine months ended September 30, 2008 are merger costs net of tax $641,000, or $0.04 per diluted share, respectively, primarily made up of the acceleration of certain compensation and benefit costs arising due to the change in control and other merger expenses.
NOTE 10 — GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS
     Goodwill and identifiable intangible assets as of September 30, 2008 and December 31, 2007 were $126.4 million and $60.4 million, respectively. During the first quarter of 2008 the Company acquired Slades, resulting in goodwill of $58.1 million and core deposit and other identifiable intangible assets of $9.0 million. Additional goodwill of $0.2 million was recorded in the first quarter of 2008 related to acquisitions made in 2007. During the second and third quarters of 2008, the Company made adjustments to the goodwill relating to the acquisition of Slades, but the amount of these adjustments was not material to the financial statements.
     The changes in goodwill and identifiable intangible assets for the period ended September 30, 2008 are shown in the table below.

Carrying Amount of Goodwill and Intangibles
(Dollars in Thousands)
		Core Deposit	Other Identifiable
	Goodwill	Intangibles	Intangible Assets	Total
Balance at December 31, 2007	$58,296	$1,134	$981	$60,411

Recorded during the year	58,326	8,760	200	67,286
Amortization Expense	—	(1,085)	(200)	(1,285)

Balance at September 30, 2008	$116,622	$8,809	$981	$126,412

     The following table sets forth the remaining estimated annual amortization expense of the identifiable assets.

	Remaining Estimated Annual Amortization Expense
	(Dollars in Thousands)
	Q4 2008	2009	2010	2011	2012	2013 -2018	Total
Core Deposit Intangibles	$442	$1,403	$1,120	$954	$793	$4,097	$8,809
Other Intangible Assets	76	134	101	101	100	469	981

Total Identifiable Intangible Assets	$518	$1,537	$1,221	$1,055	$893	$4,566	$9,790

NOTE 11 — SALE AND LEASE BACK TRANSACTION
     During the second quarter of 2008, Rockland Trust completed a sale and leaseback transaction consisting of 17 branch properties and various individual office buildings. In total the Company sold and concurrently leased back $27.6 million in land and buildings with associated accumulated depreciation of $9.4 million. Proceeds were $32.2 million, resulting in a gain of $13.2 million, net of transaction costs of $753,000. The gain will be deferred and amortized ratably over the lease terms of the individual buildings, which terms are either 10 or 15 years, through rent expense as a part of occupancy and equipment expense.
NOTE 12 — SUBORDINATED DEBT ISSUANCE
     On August 27, 2008 Rockland Trust Company issued $30 million of subordinated debt to USB Capital Resources Inc., a wholly-owned subsidiary of U.S. Bank National Association. Rockland Trust has received the $30 million derived from the sale of the subordinated debenture and intends to use the proceeds to support growth, as well as for other corporate purposes.
     The subordinated debt, which qualifies as Tier 2 capital under Federal Deposit Insurance Corporation rules and regulations, was issued and sold through a private placement pursuant to a subordinated debt purchase agreement which includes customary representations, warranties, covenants, and events of default. The subordinated debt matures on August 27, 2018. Rockland Trust may, with regulatory approval, redeem the subordinated debt without penalty at any time on or after August 27, 2013. The interest rate for the subordinated debt is fixed at 7.02% until August 27, 2013. After that point the subordinated debt, if not redeemed, will have a floating interest rate determined, at the option of Rockland Trust, at either the then current: London Inter-Bank Offered Rate (“LIBOR”) plus 3.00%; or, the U.S. Bank base rate plus 1.25%. Costs associated with the issuance of the subordinated debt are being amortized ratably over the term of the debt as an adjustment to the associated interest expense.
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
     During the third quarter of 2008 management continued to implement its strategy to alter the overall composition of the Company’s earning assets in order to focus resources in higher return segments. The Company reported diluted earnings per share of $0.54 for the third quarter ending September 30, 2008, representing a decrease of 10.0% from the same period in the prior year.
     During the three and nine months ended September 30, 2008, the Company recorded a loss of $720,000 and $2.6 million, respectively, on the write-down of investments to fair value on certain available-for-sale investments. The write-downs were taken for performing pooled trust preferred securities issued by banks and issuers, which were rated investment grade (BBB) at inception, currently remain rated investment grade (BBB), and are classified as available for sale. The Company routinely reviews its investment securities for other-than-temporary-impairment, and during its review noted that certain issuers had — as contractually permitted — deferred interest payments on lower level tranches, although the Company’s tranche remained current with respect to principal and interest. Upon consideration of the deferred interest payments in lower level tranches and other factors, including the severity and duration of the impairments, the Company recorded losses in the second and third quarters of 2008 in accordance with EITF 99-20.
     The Company reported net income of $8.8 million and $20.9 million for the three and nine months ending September 30, 2008, an increase of 6.1% and 1.4%, respectively, as compared to the same periods in 2007. Excluding certain non-core items mentioned below, net operating earnings were $8.3 million and $22.3 million for the quarter and year to date period ending September 30, 2008, up 0.2% and down 0.5%, respectively, from the same periods in the prior year.

     The following tables summarize the impact of non-core items recorded for the time periods indicated below:

	RECONCILIATION TABLE - NON-GAAP FINANCIAL INFORMATION
	Quarter to Date Ending September 30,
					Diluted
	Pretax Earnings		Net Income		Earnings Per Share
	2008	2007	2008	2007	2008	2007

	(Dollars in Thousands, except per share amounts)
AS REPORTED (GAAP)	$12,120	$10,484	$8,815	$8,312	$0.54	$0.60
	IMPACT OF NON-CORE ITEMS
Net Interest Income Components
Write-Off of Debt Issuance Cost, net of tax	—	—	—	—	—	—
Non-Interest Expense Components
Executive Early Retirement Costs	—	—	—	—	—	—
Litigation Recovery	(750)	—	(488)	—	(0.03)	—
WorldCom Bond Loss Recovery	—	—	—	—	—	—
Merger & Acquisition Expenses	—	—	—	—	—	—

TOTAL IMPACT OF NON-CORE ITEMS	(750)	—	(488)	—	(0.03)	—

AS ADJUSTED (NON-GAAP)	$11,370	$10,484	$8,327	$8,312	$0.51	$0.60

	RECONCILIATION TABLE - NON-GAAP FINANCIAL INFORMATION
	Year to Date Ending September 30,
					Diluted
	Pretax Earnings		Net Income		Earnings Per Share
	2008	2007	2008	2007	2008	2007

	(Dollars in Thousands, except per share amounts)
AS REPORTED (GAAP)	$28,533	$27,544	$20,943	$20,651	$1.34	$1.45
	IMPACT OF NON-CORE ITEMS
Net Interest Income Components
Write-Off of Debt Issuance Cost, net of tax	—	907	—	590	—	0.04
Non-Interest Income Components
Net Loss on Sale of Securities	609	—	396	—	0.03	—
Non-Interest Expense Components
Executive Early Retirement Costs	—	406	—	264	—	0.02
Litigation Reserve/Recovery	750	1,361	488	885	0.03	0.06
WorldCom Bond Loss Recovery	(418)	—	(272)	—	(0.02)	—
Merger & Acquisition Expenses	1,120	—	728	—	0.05	—

TOTAL IMPACT OF NON-CORE ITEMS	2,061	2,674	1,340	1,739	0.09	0.12

AS ADJUSTED (NON-GAAP)	$30,594	$30,218	$22,283	$22,390	$1.43	$1.57

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
     Net interest margin strength and stability continued during the three and nine months ending September 30, 2008, as the net interest margin for the periods were 4.09% and 4.00% as compared to a net interest margin of 3.98% and 3.89% for the three and nine months ended September 30, 2007.

     The following graph shows the trend in the Company’s net interest margin versus the Federal Funds Rate for nine quarters beginning with the quarter ended September 30, 2006 and ending with the quarter ended September 30, 2008:

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
     While changes in the prevailing interest rate environment (see Historical U.S. Treasury Yield Curve graph below) have and will continue to have an impact on the Company’s earnings, management strives to mitigate volatility in net interest income resulting from changes in benchmark interest rates through adjustable rate asset generation, effective liability management, and utilization of off-balance sheet interest rate derivatives. (For a discussion of interest rate derivatives and interest rate sensitivity see the Asset/Liability Management section, Table 11 — “Derivatives Positions”, and Market Risk section, Table 13 — “Interest Rate Sensitivity” within the Management’s Discussion and Analysis of Financial Condition and Results of Operations hereof.)

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
     The Company’s return on average assets and return on average equity were 1.04% and 11.57%, respectively, for the three month period ending September 30, 2008. The Company’s return on average assets and return on average equity were 1.24% and 15.57%, respectively, for the three month period ending September 30, 2007.
     Non-interest income increased by 10.5% and 3.7%, for the three and nine month periods ending September 30, 2008 and September 30, 2007, respectively. Excluding the losses on the sale of securities and the loss on the write-down of investments to fair value recognized during the three and nine months ended 2008, non-interest income grew by $1.5 million, or 19.8%, and $4.1 million, or 17.2%, when compared to 2007. See the table below for a reconciliation of non-interest income as adjusted.

	Three Months Ended
	September 30,
	2008	2007	$ Variance	% Variance
	(Dollars in Thousands)
Non-Interest Income GAAP	$8,532	$7,720	$812	10.5%
Add — Loss on Write-Down of Investments to Fair Value	720	—	720	n/a

Non-Interest Income as Adjusted	$9,252	$7,720	$1,532	19.8%

	Nine Months Ended
	September 30,
	2008	2007	$ Variance	% Variance
	(Dollars in Thousands)
Non-Interest Income GAAP	$24,432	$23,552	$880	3.7%
Add — Net Loss on Sale of Securities	609	—	609	n/a
Add — Loss on Write-Down of Investments to Fair Value	2,570	—	2,570	n/a

Non-Interest Income as Adjusted	$27,611	$23,552	$4,059	17.2%

          Leading the growth in non-interest income is the Company’s Wealth Management product set, the aggregate revenues of which have grown by 45.7% for the nine month period ending September 30, 2008 as compared to the same period in 2007. Assets under management amounted to $1.3 billion, an increase of $155.6 million, or 14.07%, as compared to the assets under management at September 30, 2007.
          Non-interest expense has grown by 20.1% and 17.6% for the three and nine month periods ended September 30, 2008, respectively, as compared to the same periods in the prior year. When adjusting the reported level of non-interest expense for merger and acquisition expenses, a litigation reserve, and a recovery on WorldCom bonds, in 2008, non-interest expense increased $5.0 million, or 23.6%, and $11.9 million, or 18.6%, for the three and nine months ending September 30, 2008, respectively, as compared to the same periods in 2007, which excluded expenses associated with a litigation reserve and costs associated with the early retirement of executives. See the table below for a reconciliation of non-interest expense as adjusted.

	Three Months Ended
	September 30,
	2008	2007	$ Variance	% Variance
	(Dollars in Thousands)
Non-Interest Expense GAAP	$25,459	$21,206	$4,253	20.1%
Add — Litigation Reserve Recovery	750	—	750	n/a

Non-Interest Expense as Adjusted	$26,209	$21,206	$5,003	23.6%

	Nine Months Ended
	September 30,
	2008	2007	$ Variance	% Variance
	(Dollars in Thousands)
Non-Interest Expense GAAP	$77,552	$65,925	$11,627	17.6%
Less — Executive Early Retirement Costs	—	(406)	406	n/a
Less — Merger & Acquisition Expenses	(1,120)	—	(1,120)	n/a
Less — Litigation Reserve	(750)	(1,361)	611	-44.9%
Add — WorldCom Bond Loss Recovery	418	—	418	n/a

Non-Interest Expense as Adjusted	$76,100	$64,158	$11,942	18.6%

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
          As the interest rate environment has not been conducive to maintaining or increasing the securities portfolio, the Company has permitted the securities portfolio to run-off causing it to decrease on both a relative basis (as a percent of earning assets) and an actual basis. During the first quarter there was a decrease in the securities portfolio as the Company sold $50.0 million in agency securities resulting in a gain on sale of $133,000 during January 2008. In addition, associated with the Slades acquisition, the Company sold the majority of Slades’ investment securities portfolio incurring a loss of $742,000. In the third quarter of 2008 the securities portfolio was increased to offset the cost of subordinated debt issued in the quarter.
          The following graph shows the level of the Company’s securities portfolio from September 2005 through September 2008:
          Total deposits of $2.5 billion at September 30, 2008 increased $511.4 million, or 25.2%, compared to December 31, 2007. Of the increases, $410.8 million is a result of the Slades acquisition. The Company remains committed to deposit generation, with careful management of deposit pricing and selective deposit promotion, in an effort to control the Company’s cost of funds. In the current interest rate environment the Company is focused on pricing deposits for customer retention as well as core deposit growth.
          While net loan charge-offs were higher in the third quarter of 2008 than in the same period in 2007, they amounted to an annualized rate of 23 basis points of average loans. The allowance for loan losses as a percentage of total loans was 1.29% at September 30, 2008 compared to 1.29% at June 30, 2008 and March 31, 2008, and 1.31% at December 31, 2007,

maintaining the allowance for loan losses at a level that management considers adequate to provide for probable loan losses based upon evaluation of known and inherent risks in the loan portfolio. Nonperforming assets were 0.51% of assets at September 30, 2008, and 0.30% of assets at December 31, 2007. (See Table 3 of Nonperforming Assets/ Loans for detail on nonperforming assets.) Provision for loan losses were $2.1 million and $5.3 million for the quarter and year to date periods, respectively, an increase of $1.8 million and $3.5 million from the respective year ago periods. The increase in provision is mainly driven by growth in the loan portfolio and some softening of credit quality brought about by general economic conditions.
          The following graph depicts the Company’s non-performing assets to total assets at the periods indicated:
          Some of the Company’s other highlights for the nine months ended September 30, 2008 included:
o	Effective March 1, 2008, the Company completed the acquisition of Slades, parent of Slade’s Ferry Trust Company doing business as Slades Bank. Slades Bank had 9 branches located in the south coast of Massachusetts and along the Rhode Island border and $663 million in total assets of which $466 million are attributable to the loan portfolio and $67 million is attributable to goodwill and other intangibles. The transaction was valued at approximately $102 million. The transaction was immediately accretive, before one time acquisition charges.

o	The Company made a $6.8 million capital contribution during the first quarter of 2008 into Rockland Trust Community Development Corporation II (“RTC CDE II”) to complete the implementation of the $45 million in tax credit allocation authority awarded under the New Markets Tax Credit Program.

o	The quarterly dividend increased 5.9% to $0.18 per share, compared to third quarter 2007.

o	During the second quarter of 2008, Rockland Trust completed a sale and leaseback transaction consisting of 17 branch properties and various individual office buildings. In total the Company sold and concurrently leased back $27.6 million in land and buildings with associated accumulated depreciation of $9.4 million. Net proceeds were $32.2 million, resulting in a gain of $13.2 million, net of transaction costs of $753,000. The gain was deferred and is being amortized ratably over the lease terms of the individual buildings, which terms are either 10 or 15 years, through rent expense as a part of occupancy and equipment.

o	Rockland Trust Company issued $30 million of subordinated debt to USB Capital Resources Inc., a wholly-owned subsidiary of U.S. Bank National Association. Rockland Trust has received the $30 million derived from the sale of the subordinated debt and intends to use the proceeds to support growth and for other corporate purposes. The subordinated debt, which qualifies as Tier 2 regulatory capital, has a 10 year maturity and may be called at the option of the Company after five years. The subordinated debt is priced at a fixed rate of 7.02% for the first five year period.
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
          The allowance is increased by provisions for loan losses and by recoveries of loans previously charged-off and is reduced by loans charged-off. For a full discussion of the

Company’s methodology of assessing the adequacy of the allowance for loan losses, see the “Allowance for Loan Losses” and “Provision for Loan Losses” sections within Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
FINANCIAL POSITION
          Loan Portfolio Total loans grew by $542.6 million, or 26.6%, for the period ended September 30, 2008 as compared to the year ended December 31, 2007. The acquisition of Slades added $471.2 million in growth, as shown in the table below.
Table 1 — Effect of Slade’s Ferry Bancorp. Acquisition on Loans

	September 30,	December 31,	Slades	Organic
	2008	2007	Acquisition	Growth/Loss
	(Unaudited Dollars in Thousands)
Loans
Commercial & Commercial Real Estate Loans	$1,493,895	$1,121,310	$306,824	$65,761
Small Business	85,120	69,977	9,257	5,886
Residential Real Estate	439,188	341,090	114,432	(16,334)
Consumer — Home Equity	391,416	308,744	38,723	43,949
Consumer — Other	175,939	201,831	2,009	(27,901)

Total Loans	$2,585,558	$2,042,952	$471,245	$71,361

          Excluding the Slades acquisition, organic loan growth achieved in the nine months of 2008 amounted to $71.4 million, or 4.7% on an annualized basis and was concentrated in the commercial and home equity lending, categories while the consumer (primarily automobile lending) categories were reduced. Total commercial loans (including small business loans) following the Slades acquisition now represent 61.1% of the total loan portfolio.
          The Bank’s commercial real estate portfolio, the Bank’s largest portfolio, is diversified with loans secured by a variety of property types, such as owner-occupied and non-owner-occupied commercial, retail, office, industrial, warehouse and other special purpose properties, such as hotels, motels, restaurants, golf courses, and healthcare-related properties. Commercial real estate also includes loans secured by certain residential-related property types including multi-family apartment buildings, residential development tracts and, to a lesser extent, condominiums. The following pie chart shows the diversification of the commercial real estate portfolio as of September 30, 2008.
          The Bank considers a concentration of credit to a particular industry to exist when the aggregate credit exposure to a borrower, an affiliated group of borrowers or a non-affiliated group of borrowers engaged in one industry exceeds 10% of the Bank’s loan portfolio which includes direct, indirect or contingent obligations. As of September 30, 2008, loans made by the Company to the industry concentration of lessors of non-residential buildings constituted 13.7% of the Company’s total loan portfolio. Two of these loans totaling approximately $45,000 were non-performing at September 30, 2008.
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
          The following table sets forth a summary of certain delinquency information as of the dates indicated:
Table 2 — Summary of Delinquency Information

	At September 30, 2008				At December 31, 2007
	60-89 days		90 days or more		60-89 days		90 days or more
	Number	Principal	Number	Principal	Number	Principal	Number	Principal
	of Loans	Balance	of Loans	Balance	of Loans	Balance	of Loans	Balance
	(Unaudited - Dollars in Thousands)				(Dollars in Thousands)
Commercial and Industrial	9	$570	9	$1,453	5	$191	5	$280
Commercial Real Estate	8	5,010	9	3,562	5	1,218	9	1,761
Commercial Construction	3	789	3	1,849	—	—	—	—
Small Business	15	471	18	396	9	212	15	332
Residential Real Estate	8	1,555	19	4,664	3	574	5	1,199
Residential Construction	—	—	—	—	—	—	—	—
Consumer — Home Equity	9	814	10	1,026	7	379	9	786
Consumer — Auto	71	647	73	602	55	530	78	676
Consumer — Other	42	183	58	317	51	272	31	126

Total	165	$10,039	199	$13,869	135	$3,376	152	$5,160

          The Company’s total loan delinquency was 1.52% of total loans outstanding at September 30, 2008 and 0.93% at December 31, 2007. Increases shown above in the 90 day category are contained primarily in the commercial real estate and residential real estate categories.
          Nonaccrual Loans As permitted by banking regulations, consumer loans past due 90 days or more may continue to accrue interest. In addition, certain commercial, small business loans, or real estate loans, including consumer home equity loans, that are generally more than 90 days past due may be kept on an accruing status if the loan is well secured and in the process of collection. As a general rule, commercial, small business loans, or real estate loans, including consumer home equity loans, more than 90 days past due with respect to principal or interest are classified as nonaccrual loans. Income accruals are suspended on all nonaccrual loans and all previously accrued and uncollected interest is reversed against current income. Generally, a loan remains on nonaccrual status until (1) the loan becomes current with respect to principal and interest (and in certain instances remains current for up to three months), (2) the loan is liquidated, or (3) the loan is determined to be uncollectible and it is charged-off against the allowance for loan losses.
          Nonperforming Assets Nonperforming assets are comprised of nonperforming loans, nonperforming securities and Other Real Estate Owned (“OREO”). Nonperforming loans consist of loans that are more than 90 days past due, but still accruing interest, and nonaccrual loans. OREO includes properties held by the Bank as a result of foreclosure or by acceptance of a deed in lieu of foreclosure. The overall increase in nonperforming assets is attributable mainly to increases in nonperforming loans shown in the residential mortgage loan category and in the commercial real estate category, in addition to the overall increase in the size of the loan portfolio due to the Slades acquisition. Nonperforming assets represented 0.51% of total assets at September 30, 2008 compared to 0.36% of total assets at June 30, 2008 and March 31, 2008 and 0.30% of total assets at December 31, 2007. The Bank had six properties held as OREO totaling $1.2 million at September 30, 2008. There were no nonperforming securities for the period ending September 30, 2008.
          Repossessed automobile loan balances continue to be classified as nonperforming loans and not as other assets, because the borrower has the potential to satisfy the obligation within twenty days from the date of repossession (before the Bank can schedule disposal of the collateral). The borrower can redeem the property by payment in full at any time prior to the property’s disposal by the Bank. Repossessed automobile loan balances amounted to $524,000 as of September 30, 2008, $455,000 at December 31, 2007 and $340,000 at September 30, 2007.
          The following table sets forth information regarding nonperforming assets held by the Company at the dates indicated.
Table 3 — Nonperforming Assets / Loans
(Unaudited — Dollars in Thousands)

	As of	As of	As of
	September 30,	December 31,	September 30,
	2008	2007	2007
Loans past due 90 days or more but still accruing
Consumer — Auto	$247	$378	$311
Consumer — Other	137	122	118

Total	$384	$500	$429

Loans accounted for on a nonaccrual basis (1)
Commercial and Industrial	$1,481	$306	$562
Small Business	773	439	342
Commercial Real Estate	5,478	2,568	2,677
Residential Real Estate	6,725	2,380	1,224
Consumer — Home Equity	1,107	872	747
Consumer — Auto	524	455	340
Consumer — Other	172	124	30

Total	$16,260	$7,144	$5,922

Total nonperforming loans	$16,644	$7,644	$6,351

Other real estate owned	$1,239	$681	$245

Total nonperforming assets	$17,883	$8,325	$6,596

Restructured Loans	$666	$—	$—

Nonperforming loans as a percent of gross loans	0.64%	0.37%	0.32%

Nonperforming assets as a percent of total assets	0.51%	0.30%	0.25%

(1)	There were no restructured nonaccruing loans at September 30, 2008, and December 31, 2007. There were $38,000 restructured nonaccruing loans at September 30, 2007.
          In the course of resolving nonperforming loans, the Bank may choose to restructure the contractual terms of certain consumer, commercial, and real estate loans. Terms may be modified to fit the ability of the borrower to repay in line with its current financial status which is referred to as “a troubled debt restructuring”. It is the Bank’s policy to maintain restructured loans on nonaccrual status for approximately six months before management considers a restructured loan’s return to accrual status. The Bank had $666,000 in troubled debt restructured loans at September 30, 2008, none at December 31, 2007, and $38,000 in trouble debt restructured loans at September 30, 2007, all of which were on non-accrual.
          Potential problem loans are any loans, which are not categorized as nonaccrual or non-performing loans and which are not considered troubled debt restructures, but known information about possible credit problems of the borrower(s) causes management to have concerns as to the ability of such borrower(s) to comply with present loan repayment terms. At September 30, 2008, the Bank had 30 potential problem loan relationships, at June 30, 2008 the Bank had 28 potential problem loan relationships, and at December 31, 2007 the Bank had fifteen potential problem loan relationships, which are not included in nonperforming loans. Outstanding balances on these loans totaled $55.0 million, $49.7 million, and $21.9 million at September 30, 2008, June 30, 2008, and December 31, 2007, respectively. At September 30, 2008, these potential problem loans continued to perform with respect to payments. The Company’s management actively monitors these loans and strives to minimize any possible adverse impact to the Bank.
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
          Interest income that would have been recognized for the three months ended September 30, 2008, and September 30, 2007, if nonperforming loans at the respective dates had been performing in accordance with their original terms, approximated $171,000 and $53,000, respectively. Interest income that would have been recognized for the nine months ended September 30, 2008, and September 30, 2007, if nonperforming loans at the respective dates had been performing in accordance with their original terms, approximated $532,000 and $246,000, respectively. The actual amounts of interest that were collected on these nonaccrual loans during the three months ended September 30, 2008 and September 30, 2007 and were included in interest income were approximately $44,000 and $15,000, respectively. The actual amounts of interest that were collected on these nonaccrual loans during the nine months ended September 30, 2008 and September 30, 2007 and were included in interest income were approximately $175,000 and $109,000, respectively.
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
          At September 30, 2008, impaired loans include all commercial real estate loans and commercial and industrial loans on nonaccrual status, troubled debt restructures, and other loans that have been categorized as impaired. Total impaired loans at September 30, 2008, June 30, 2008, and December 31, 2007 were $8.7 million, $4.2 million, and $3.9 million, respectively.
          Allowance For Loan Losses The allowance for loan losses is maintained at a level that management considers adequate to provide for probable loan losses based upon evaluation of known and inherent risks in the loan portfolio. The allowance is increased by provisions for loan losses and by recoveries of loans previously charged-off and is reduced by loans charged-off.
          While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on increases in nonperforming loans, changes in economic conditions, or for other reasons. Additionally, various regulatory agencies, as an integral part of the Bank’s examination process, periodically review the allowance for loan losses for adequacy.
          As of September 30, 2008, the allowance for loan losses totaled $33.3 million, or 1.29%, of total loans as compared to $26.8 million, or 1.31%, of total loans at December 31, 2007. The increase in allowance was due to a combination of factors including changes in asset quality, the acquisition of the former Slades portfolios and organic loan growth. Based on management’s analysis, management believes that the level of the allowance for loan losses at September 30, 2008 is adequate.

          The following table summarizes changes in the allowance for loan losses and other selected loan data for the periods presented:
Table 4 — Summary of Changes in the Allowance for Loan Losses

	Quarter to Date
	September 30,	June 30,	March 31,	December 31,	September 30,
	2008	2008	2008	2007	2007
	(Unaudited - Dollars in Thousands)
Average loans	$2,578,373	$2,550,066	$2,207,337	$2,015,811	$1,971,023

Allowance for loan losses, beginning of period	$33,231	$32,609	$26,831	$26,192	$26,650
Charged-off loans:
Commercial and Industrial	21	163	346	31	—
Small Business	527	384	146	301	217
Commercial Real Estate	—	—	—	—	—
Residential Real Estate	—	—	—	—	—
Commercial Construction	—	—	—	—	—
Residential Construction	—	—	—	—	—
Consumer — Home Equity	819	124	37	42	—
Consumer — Auto	507	474	444	261	452
Consumer — Other	423	294	315	296	240

Total charged-off loans	2,297	1,439	1,288	931	909

Recoveries on loans previously charged-off:
Commercial and Industrial	26	3	21	19	1
Small Business	91	3	63	17	5
Commercial Real Estate	—	—	—	—	—
Residential Real Estate	—	—	—	—	—
Commercial Construction	—	—	—	—	—
Residential Construction	—	—	—	—	—
Consumer — Home Equity	3	—	—	—	—
Consumer — Auto	115	103	80	108	105
Consumer — Other	50	50	35	71	40

Total recoveries	285	159	199	215	151

Net loans charged-off	2,012	1,280	1,089	716	758
Provision for loan losses	2,068	1,902	1,342	1,355	300
Allowance related to business combinations	—	—	5,525	—	—

Total allowance for loan losses, end of period	$33,287	$33,231	$32,609	$26,831	$26,192

Net loans charged-off as a percent of average total loans (annualized)	0.31%	0.19%	0.20%	0.14%	0.15%
Total allowance for loan losses as a percent of total loans	1.29%	1.29%	1.29%	1.31%	1.32%
Total allowance for loan losses as a percent of nonperforming loans	199.99%	311.59%	299.22%	351.01%	412.41%
Net loans charged-off as a percent of allowance for loan losses (annualized)	24.18%	15.41%	13.36%	10.67%	11.58%
Recoveries as a percent of charge-offs (annualized)	12.41%	11.05%	15.45%	23.09%	16.61%
          The allowance for loan losses is allocated to various loan categories as part of the Bank’s process of evaluating the adequacy of the allowance for loan losses. The allowance amounts increased by approximately $6.5 million, since December 31, 2007, to $33.3 million at September 30, 2008, primarily due to the Slades acquisition, which added approximately $5.5 million.

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
Table 5 — Summary of Allocation of the Allowance for Loan Losses
(Unaudited — Dollars In Thousands)

	AT SEPTEMBER 30,		AT DECEMBER 31,
	2008		2007
		Percent of		Percent of
		Loans		Loans
	Allowance	In Category	Allowance	In Category
	Amount	To Total Loans	Amount	To Total Loans
Allocated Allowances:
Commercial and Industrial	$5,171	9.7%	$3,850	9.3%
Small Business	2,215	3.3%	1,265	3.4%
Commercial Real Estate	14,703	42.3%	13,939	39.0%
Real Estate Construction	2,383	6.3%	3,408	6.8%
Real Estate Residential	2,374	16.5%	741	16.5%
Consumer — Home Equity	3,038	15.1%	1,326	15.1%
Consumer — Auto	2,010	5.2%	1,609	7.6%
Consumer — Other	1,393	1.6%	693	2.3%

Total Allowance for Loan Losses	$33,287	100.0%	$26,831	100.0%

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
          The formula-based approach evaluates groups of loans with common characteristics, which consist of similar loan types with similar terms and conditions, to determine the allocation appropriate within each portfolio section. This approach is supplemented with qualitative adjustments based upon management’s assessment of various market and portfolio specific risk factors. Differences in the categorical distribution of allowance at September 30, 2008 are attributable to the revised methodology as well as the changes in the level of outstanding balances and qualitative factors in each of the categories.
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
          Regional and local general economic conditions, as measured in terms of employment levels, economic activity, and local real estate market fundamentals, continued to weaken in the third quarter of 2008. The most recent quarterly data indicates that local economic growth, while positive, was outpaced by the national economy. Growth in knowledge-based industries including technology, science, and the health sector continued to expand, but were offset by declines in housing and certain consumer-related sectors. Market fundamentals in residential real estate markets throughout the region remain weak. This observation, when combined with financial market factors and a volatile inflationary environment, indicates that a further slowing of the economy is possible for the remainder of the year.
          Amounts of allowance may also be assigned to individual loans on the basis of loan impairment. Certain loans are evaluated individually and are judged to be impaired when management believes it is probable that the Bank will not collect all of the contractual interest and principal payments as scheduled in the loan agreement. Under this method, loans are selected for evaluation based upon a change in internal risk rating, occurrence of delinquency, loan classification or non-accrual status. A specific allowance amount is allocated to an individual loan when such loan has been deemed impaired and when the amount of a probable loss is able to be estimated on the basis of: (a) the present value of anticipated future cash flows or on the loan’s observable fair market value, or (b) the fair value of collateral, if the loan is collateral dependent. Loans evaluated individually for impairment and the amount of specific allowance assigned to such loans totaled $8.7 million and $128,000, respectively, at September 30, 2008 and $3.9 million and $14,000, respectively, at December 31, 2007.
          At September 30, 2008 and December 31, 2007, the allowance for loan losses totaled $33.3 million and $26.8 million, respectively. Based on the analyses described above, management believes that the level of the allowance for loan losses at September 30, 2008 is adequate.
          Goodwill and Core Deposit Intangibles Goodwill and Core Deposit Intangibles (“CDI”) increased $66.0 million, or 109.3%, to $126.4 million at September 30, 2008 from December 31, 2007. The amount of goodwill and core deposit and other intangible assets that were due to the Slades acquisition was $58.1 million and $9.0 million, respectively.
          Securities Securities increased by $53.4 million, or 10.5%, during the nine months ended September 30, 2008. The increase was primarily attributable to the deployment of the proceeds associated with issuance of the subordinated debt and the replacement of runoff in the portfolio experienced throughout 2008. The ratio of securities to total assets as of September 30, 2008 was 16.1%, compared to 18.3% at December 31, 2007. The Company does not own any equity or debt issued by either the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation.
          The Company reviews investment securities for the presence of other-than-temporary impairment, taking into consideration current market conditions, extent and nature of change in fair value, issuer rating changes and trends, volatility of earnings, current analysts’ evaluations, the Company’s ability and intent to hold investments until a recovery of fair value, which may be maturity, as well as other factors. During the three and nine months ended September 30, 2008 the Company recognized a loss on the write-down of investments to fair value of approximately $720,000 and $2.6 million, respectively, for certain available-for-sale securities, which the Company believes to be other-than-temporarily impaired, which is in accordance with EITF 99-20. The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other-than-temporary, the value of the security is reduced and a corresponding charge to earnings is recognized. The two investments for which the impairment charge has been recognized are performing pooled trust preferred securities issued by banks and insurers which were rated investment grade (BBB) at inception, currently remain rated investment grade (BBB), and are classified as available for sale. The Company has not incurred any other loss on the security, and the Company has the ability and the intention to continue to hold them until recovery of fair value, which may be until maturity. The decision to deem these securities other-than-temporarily impaired was based on near term financial prospects for each pooled trust preferred security, a specific analysis of the structure of each security, and an evaluation of the underlying information and industry knowledge available to the Company. Future reviews for other-than-temporary impairment will consider the particular facts and circumstances during the reporting period under review.
          The table below shows the details of the trust preferred securities:
Table 6 — Trust Preferred Security Detail
(Dollars in Thousands)

AFS	Fair	Amortized		Cumulative
Pooled Trust Preferred	Value	Cost	% of Cost	OTTI
AAA	$2,017	$2,891	69.77%	$—
AA	1,198	1,905	62.89%	—
A	4,688	9,448	49.62%	—
BBB	1,908	1,908	100.00%	(2,570)

Total	$9,811	$16,152	60.74%	($2,570)

Single Issuer
Baa1	$3,300	$5,002	65.97%	$—

Total	$3,300	$5,002	65.97%	$—

HTM
Single Issuer
Aa3	$3,850	$5,281	72.90%	$—
BBB-	$848	$1,551	54.67%	—
n/a	1,650	3,240	50.93%	—

Total	$4,698	$6,832	68.76%	$—

          All other losses on the preferred trust securities are not considered to be “other-than-temporary”, and the Company has the intent and the ability to continue to hold these investments until recovery of fair value, which may be until maturity.
          Deposits Total deposits of $2.5 billion increased 25.2% at September 30, 2008 compared to $2.0 billion at December 31, 2007. Of the increase $410.8 million is a result of the Slades acquisition. Excluding the impact of the acquisition, deposits grew at an annualized rate of 6.6%. See the table below regarding deposits growth.
Table 7 — Effect of Slade’s Ferry Bancorp. Acquisition on Deposits

	September 30,	December 31,	Slades	Organic
	2008	2007	Acquisition	Growth/Loss
	(Unaudited Dollars in Thousands)
Deposits
Demand Deposits	$573,904	$471,164	$74,584	$28,156
Savings and Interest Checking Accounts	711,862	587,474	119,908	4,480
Money Market	464,983	435,792	38,668	(9,477)
Time Certificates of Deposit	787,282	532,180	177,609	77,493

Total Deposits	$2,538,031	$2,026,610	$410,769	$100,652

          Borrowings Total borrowings increased $92.8 million, or 18.4%, from December 31, 2007 to $597.2 million at September 30, 2008, attributable to the Slades acquisition and organic loan growth. Additionally, the Company issued $30.0 million of subordinated debt during the quarter ended September 30, 2008, which will be used to support additional loan growth, particularly commercial lending. The subordinated debt, which qualifies as Tier 2 regulatory capital, has a 10 year maturity and may be called at the option of the Company after five years and is priced at a fixed rate of 7.02% for the first five year period.
          Stockholders’ Equity Stockholders’ equity as of September 30, 2008 totaled $304.7 million, as compared to $220.5 million at December 31, 2007. Equity increased mainly due to common stock issued for the acquisition of $76.2 million, and net income of $20.9 million, offset by dividends declared of $8.8 million and the change in the unrealized gain on securities available for sale, net of tax and realized gains, of $4.7 million.
          Equity to Assets Ratio The ratio of equity to assets was 8.8% and 8.0% at September 30, 2008 and at December 31, 2007, respectively.
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
          The Company reported net income of $8.8 million, a $503,000, or a 6.1% increase, for the third quarter of 2008 as compared to the third quarter of 2007. Diluted earnings per share were $0.54 for the three months ended September 30, 2008, compared to $0.60 for the three months ended September 30, 2007. The Company reported net income of $20.9 million, and $292,000, or a 1.4% increase, for the nine months ended September 30, 2008 as compared to the same period in 2007. Diluted earnings per share were $1.34 and $1.45 for the nine months ended September 30, 2008, and September 30, 2007, respectively.
          On August 4, 2008 the Company established a $1.5 million litigation reserve for the liability associated with the August 1, 2008 Computer Associate decision, effective as of June 30, 2008. Subsequently, $750,000 of the reserve was recovered during the third quarter of 2008. The recovery of the reserve was based upon the final settlement of the litigation.
          During the third quarter the Company recorded an additional loss on the write-down of investments to fair value which were deemed to be other-than-temporarily impaired. The Company recognized the loss in non-interest income amounting to approximately $720,000 and $2.6 million for the three and nine month periods ended September 30, 2008. There were no such impairments recorded in the comparable periods in 2007.
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
          On a fully tax equivalent basis, net interest income for the third quarter of 2008 increased $6.8 million, or 27.4%, to $31.4 million, as compared to the third quarter of 2007. The Company’s net interest margin was 4.09% for the quarter ended September 30, 2008 as compared to 3.98% for the quarter ended September 30, 2007. The Company’s interest rate spread (the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities) was 3.65% for the third quarter of 2008, a 33 basis point increase when compared to the same period in the prior year.
          The yield on earning assets was 5.93% for the quarter ending September 30, 2008, compared with 6.49% in the same quarter ending in 2007. The average balance of securities has increased by $37.9 million, or 8.3%, as compared with the prior year. The average balance of loans increased by $607.4 million, or 30.8%, and the yield on loans decreased by 80 basis points to 6.10% for the third quarter of 2008 compared to 6.90% for the third quarter in 2007. This decrease in the yield on earning assets is largely attributable to variable rate loans re-pricing lower with decreases in the underlying rate index (e.g. LIBOR, Prime) with the increase in outstanding loans driven largely by the Slades acquisition (see Note 9 above).
          For the three months ending September 30, 2008 the cost of funds decreased 67 basis points to 1.86% as compared to the same period in 2007 and the average balance of interest-bearing liabilities increased by $515.4 million, or 26.2%, driven largely by the Slades acquisition (see Note 9 above). The average cost of these interest bearing liabilities decreased to 2.28% for the quarter ending September 30, 2008 as compared to 3.17% in the same period in 2007. For the nine months ending September 30, 2008 the cost of funds decreased 56 basis points to 2.02% as compared to the same period in 2007 and the average balance of interest bearing liabilities increased by $380.6 million.

          The following tables present the Company’s daily average balances, net interest income, interest rate spread, and net interest margin for the three and nine months ending September 30, 2008 and September 30, 2007. For purposes of the table and the following discussion, income from interest-earning assets and net interest income are presented on a fully-taxable equivalent basis by adjusting income and yields earned on tax-exempt interest received on loans to qualifying borrowers and on certain of the Company’s securities, to make them equivalent to income and yields on fully-taxable investments. The fully-taxable equivalent was calculated assuming a federal income tax rate of 35%.

Table 8 — Average Balance, Interest Earned/Paid & Average Yields
(Unaudited — Dollars in Thousands)

		INTEREST			INTEREST
	AVERAGE	EARNED/	AVERAGE	AVERAGE	EARNED/	AVERAGE
	BALANCE	PAID	YIELD/RATE	BALANCE	PAID	YIELD/RATE
FOR THE THREE MONTHS ENDED SEPTEMBER 30,	2008	2008	2008	2007	2007	2007
Interest-Earning Assets:
Federal Funds Sold and Short Term Investments	$2,162	$62	11.47%	$50,936	$679	5.33%
Securities:
Trading Assets	3,179	30	3.77%	1,704	10	2.35%
Taxable Investment Securities (1)	454,945	5,613	4.94%	407,429	4,765	4.68%
Non-taxable Investment Securities (1)(2)	38,854	563	5.80%	49,882	811	6.50%

Total Securities:	496,978	6,206	4.99%	459,015	5,586	4.87%
Loans (2)	2,578,373	39,320	6.10%	1,971,023	33,993	6.90%

Total Interest-Earning Assets	$3,077,513	$45,588	5.93%	$2,480,974	$40,258	6.49%

Cash and Due from Banks	69,587			58,484
Other Assets	233,978			148,915

Total Assets	$3,381,078			$2,688,373

Interest-Bearing Liabilities:
Deposits:
Savings and Interest Checking Accounts	$711,818	$1,578	0.89%	$574,239	$2,072	1.44%
Money Market	473,685	2,203	1.86%	465,302	3,585	3.08%
Time Deposits	754,969	5,297	2.81%	521,884	5,462	4.19%

Total Interest-Bearing Deposits:	1,940,472	9,078	1.87%	1,561,425	11,119	2.85%
Borrowings:
Federal Home Loan Bank Borrowings	$299,631	$2,781	3.71%	$249,698	$2,806	4.50%
Federal Funds Purchased and Assets Sold Under Repurchase Agreement	165,852	1,249	3.01%	96,145	703	2.92%
Junior Subordinated Debentures	61,857	842	5.44%	51,547	862	6.69%
Subordinated Debentures	11,413	204	7.15%	—	—	—
Other Borrowings	834	3	1.44%	5,839	92	6.30%

Total Borrowings:	539,587	5,079	3.77%	403,229	4,463	4.43%

Total Interest-Bearing Liabilities	$2,480,059	$14,157	2.28%	$1,964,654	$15,582	3.17%

Demand Deposits	561,542			496,253

Other Liabilities	34,754			13,978

Total Liabilities	3,076,355			2,474,885
Stockholders’ Equity	304,723			213,488

Total Liabilities and Stockholders’ Equity	$3,381,078			$2,688,373

Net Interest Income		$31,431			$24,676

Interest Rate Spread (3)			3.65%			3.32%

Net Interest Margin (3)			4.09%			3.98%

Supplemental Information:
Total Deposits, including Demand Deposits	$2,502,014	$9,078		$2,057,678	$11,119
Cost of Total Deposits			1.45%			2.16%
Total Funding Liabilities, including Demand Deposits	$3,041,601	$14,157		$2,460,907	$15,582
Cost of Total Funding Liabilities			1.86%			2.53%

(1)	Investment Securities are at average fair value.

(2)	The total amount of adjustment to present interest income and yield on a fully tax-equivalent basis is $316 and $406 for the three months ended September 30, 2008 and 2007, respectively. Also, non-accrual loans have been included in the average loan category; however, unpaid interest on non-accrual loans has not been included for purposes of determining interest income.

(3)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities. Net interest margin represents annualized net interest income as a percent of average interest-earning assets.

Table 9 — Average Balance, Interest Earned/Paid & Average Yields
(Unaudited — Dollars in Thousands)

		INTEREST			INTEREST
	AVERAGE	EARNED/	AVERAGE	AVERAGE	EARNED/	AVERAGE
	BALANCE	PAID	YIELD/RATE	BALANCE	PAID	YIELD/RATE
FOR THE NINE MONTHS ENDED SEPTEMBER 30,	2008	2008	2008	2007	2007	2007
Interest-Earning Assets:
Federal Funds Sold and Short Term Investments	$1,184	$96	10.81%	$35,242	$1,412	5.34%
Securities:
Trading Assets	3,068	95	4.13%	1,681	33	2.62%
Taxable Investment Securities (1)	441,228	16,369	4.95%	424,797	15,143	4.75%
Non-taxable Investment Securities (1)(2)	42,124	2,029	6.42%	51,765	2,511	6.47%

Total Securities:	486,420	18,493	5.07%	478,243	17,687	4.93%
Loans (2)	2,445,745	113,371	6.18%	1,987,015	101,720	6.83%

Total Interest-Earning Assets	$2,933,349	$131,960	6.00%	$2,500,500	$120,819	6.44%

Cash and Due from Banks	66,066			59,583
Other Assets	211,037			148,683

Total Assets	$3,210,452			$2,708,766

Interest-Bearing Liabilities:
Deposits:
Savings and Interest Checking Accounts	$677,470	$4,740	0.93%	$575,451	$5,866	1.36%
Money Market	463,074	6,827	1.97%	467,490	10,635	3.03%
Time Deposits	700,784	17,366	3.30%	534,087	16,528	4.13%

Total Interest-Bearing Deposits:	1,841,328	28,933	2.10%	1,577,028	33,029	2.79%
Borrowings:
Federal Home Loan Bank Borrowings	$313,390	$8,743	3.72%	$246,896	$8,266	4.46%
Federal Funds Purchased and Assets Sold Under Repurchase Agreement	149,772	3,519	3.13%	100,347	2,288	3.04%
Junior Subordinated Debentures	59,599	2,483	5.55%	62,781	4,187	8.89%
Subordinated Debentures	3,832	204	7.10%	—	—	—
Other Borrowings	2,262	57	3.36%	2,493	116	6.20%

Total borrowings:	528,855	15,006	3.78%	412,517	14,857	4.80%

Total Interest-Bearing Liabilities	$2,370,183	$43,939	2.47%	$1,989,545	$47,886	3.21%

Demand Deposits	527,993			485,922

Other Liabilities	25,480			13,881

Total Liabilities	2,923,656			2,489,348
Stockholders’ Equity	286,796			219,418

Total Liabilities and Stockholders’ Equity	$3,210,452			$2,708,766

Net Interest Income		$88,021			$72,933

Interest Rate Spread (3)			3.53%			3.23%

Net Interest Margin (3)			4.00%			3.89%

Supplemental Information:
Total Deposits, including Demand Deposits	$2,369,321	$28,933		$2,062,950	$33,029
Cost of Total Deposits			1.63%			2.13%
Total Funding Liabilities, including Demand Deposits	$2,898,176	$43,939		$2,475,467	$47,886
Cost of Total Funding Liabilities			2.02%			2.58%

(1)	Investment Securities are at average fair value.

(2)	The total amount of adjustment to present interest income and yield on a fully tax-equivalent basis is $1,056 and $1,241 for the nine months ended September 30, 2008 and 2007, respectively. Also, non-accrual loans have been included in the average loan category; however, unpaid interest on non-accrual loans has not been included for purposes of determining interest income.

(3)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities. Net interest margin represents annualized net interest income as a percent of average interest-earning assets.

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
Table 10 — Volume Rate Analysis

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008 Compared to 2007				2008 Compared to 2007
			Change				Change
	Change	Change	Due to		Change	Change	Due to
	Due to	Due to	Volume/	Total	Due to	Due to	Volume/	Total
	Rate	Volume	Rate	Change	Rate	Volume	Rate	Change
	(Unaudited - Dollars in Thousands)				(Unaudited - Dollars in Thousands)
Income on Interest-Earning Assets:
Federal Funds Sold	$782	$(650)	$(749)	$(617)	$1,445	$(1,365)	$(1,396)	$(1,316)
Securities:
Taxable Securities	262	556	30	848	616	586	24	1,226
Non-Taxable Securities (1)	(88)	(179)	19	(248)	(18)	(468)	4	(482)
Trading Assets	6	9	5	20	19	27	16	62

Total Securities:	180	386	54	620	617	145	44	806
Loans (1) (2)	(3,935)	10,475	(1,213)	5,327	(9,613)	23,483	(2,219)	11,651

Total	$(2,973)	$10,211	$(1,908)	$5,330	$(7,551)	$22,263	$(3,571)	$11,141

Expense of Interest-Bearing Liabilities:
Deposits:
Savings and Interest Checking Accounts	$(799)	$496	$(191)	$(494)	$(1,840)	$1,040	$(326)	$(1,126)
Money Market	(1,421)	65	(26)	(1,382)	(3,743)	(100)	35	(3,808)
Time Deposits	(1,800)	2,439	(804)	(165)	(3,293)	5,159	(1,028)	838

Total Interest-Bearing Deposits:	(4,020)	3,000	(1,021)	(2,041)	(8,876)	6,099	(1,319)	(4,096)
Borrowings:
Federal Home Loan Bank Borrowings	$(488)	$561	$(98)	$(25)	$(1,378)	$2,226	$(371)	$477
Federal Funds Purchased and Assets Sold Under Repurchase Agreements	21	510	15	546	70	1,127	34	1,231
Junior Subordinated Debentures	(160)	172	(32)	(20)	(1,571)	(212)	79	(1,704)
Subordinated Debentures	—	—	204	204	—	—	204	204
Other Borrowings	(71)	(79)	61	(89)	(53)	(11)	5	(59)

Total Borrowings:	(698)	1,164	150	616	(2,932)	3,130	(49)	149

Total	$(4,718)	$4,164	$(871)	$(1,425)	$(11,808)	$9,229	$(1,368)	$(3,947)

Change in Net Interest Income	$1,745	$6,047	$(1,037)	$6,755	$4,257	$13,034	$(2,203)	$15,088

(1)	The total amount of adjustment to present income and yield on a fully tax-equivalent basis is $316 and $406 for the three months ended September 30, 2008 and 2007, respectively, and is $1,056 and $1,241 for the nine months ended September 30, 2008 and 2007, respectively.

(2)	Loans include portfolio loans, loans held for sale and nonperforming loans; however unpaid interest on nonaccrual loans has not been included for purposes of determining interest income.
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
          The provision for loan losses increased to $2.1 million and $5.3 million for the three and nine months ended September 30, 2008, compared with the $300,000 and $1.8 million reported in the comparable year-ago periods, respectively. The increase in provision is mainly driven by growth in the loan portfolio and some softening of credit quality brought about by general economic conditions.
          The ratio of the allowance for loan losses to total loans was 1.29%, at September 30, 2008 compared to 1.29%, 1.31%, and 1.32% at June 30, 2008, December 31, 2007, and September 30, 2007, respectively. The allowance for loan losses at September 30, 2008 was

199.99% of nonperforming loans, as compared to 351.01% at December 31, 2007 and 412.41% at September 30, 2007.
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
          Non-Interest Income Non-interest income increased by $812,000, or 10.5%, and $880,000 million, or 3.7%, during the three and nine months ended September 30, 2008, respectively, as compared to the same periods in the prior year.
          Service charges on deposit accounts increased by $329,000, or 8.8%, and $986,000, or 9.2%, for the three and nine month periods ended September 30, 2008, as compared to the same periods in 2007, primarily due to the Slades acquisition.
          Wealth management revenue increased by $888,000, or 47.3%, and $2.7 million, or 45.7%, for the three and nine months ended September 30, 2008, respectively, as compared to the same periods in 2007. Assets under management at September 30, 2008 were $1.3 billion, an increase of $155.6 million, or 14.1%, as compared to September 30, 2007.
          Mortgage banking income decreased by $122,000, or 19.6%, and increased by $357,000, or 16.1% for the three and nine months ended September 30, 2008, as compared to the same periods in 2007. The balance of the mortgage servicing asset was $1.9 million and loans serviced amounted to $254.5 million as of September 30, 2008, as compared to a mortgage servicing asset balance of $2.2 million and loans serviced amounting to $263.7 million at September 30, 2007.
          There were no gains or losses on the sale of securities during the third quarter of 2008. There was a net loss on the sale of securities of $609,000 during the first quarter of 2008. Of this loss, $742,000 is associated with the sale of the majority of the Slades’ securities portfolio, which was partially offset by gains on the sale of agency securities recorded in the first quarter. There were no gains or losses on the sale of securities during the third quarter or nine months ending September 30, 2007.
          During the third quarter the Company recorded an additional other-than-temporary-impairment of certain performing pooled trust preferred securities rated (BBB), resulting in a negative charge to non-interest income of approximately $720,000 and $2.6 million for the three and nine month periods ended September 30, 2008. There were no such impairments recorded in the comparable periods in 2007.
          Other non-interest income increased by $276,000, or 28.5%, and decreased by $371,000, or 11.1% and for the three and nine months ended September 30, 2008, as compared to the same periods in 2007. The decrease year-to-date is primarily attributable to trading asset losses and declines in 1031 exchange income, as a result of the slowdown in national commercial real estate markets.
          Non-Interest Expense Non-interest expense increased by $4.3 million, or 20.1%, and $11.6 million, or 17.6%, for the three and nine months ended September 30, 2008, respectively, as compared to the same period in 2007.

          Salaries and employee benefits increased by $1.6 million, or 12.3%, and $4.5 million, or 11.6% for the three and nine months ended September 30, 2008, as compared to the same periods in 2007. The increase in salaries and benefits is attributable to the Slades acquisition in the first quarter of 2008, annual merit increases, incentive programs, and the O’Connell Investment Services, Inc. acquisition in the fourth quarter of 2007.
          Occupancy and equipment expense increased by $805,000, or 33.6%, and $1.8 million, or 23.6%, for the three and nine month periods ending September 30, 2008, as compared to the same periods in 2007. The increase is mainly due to an increase in rent expense due to new locations, increased utility costs for the period, and the effects of the Slades acquisition.
          Data processing and facilities management expense increased by $387,000, or 35.9%, and $802,000, or 23.8%, for the three and nine month periods ending September 30, 2008, as compared to the same periods in 2007. The increase is partially a result of new functionality as well as an increase in volume due, in part, to the Slades acquisition during the first quarter of 2008.
          Merger and acquisition related expenditures totaled $1.1 million, for the nine month period ending September 30, 2008, associated with the Slades acquisition in March 2008. There were no merger and acquisition expenses for the comparable 2007 periods.
          During the three months ending March 31, 2008 the Company recognized a $418,000 recovery on a 2002 WorldCom bond loss.
          Other non-interest expense increased by $1.4 million, or 31.2%, and by $3.8 million, or 24.2%, for the three and nine month periods ending September 30, 2008, as compared to the same periods in 2007. The increase in the nine-month period is primarily attributable to the increases in amortization of intangible assets of $1.0 million, litigation reserve of $750,000 (net of recovery), FDIC assessment of $630,000, consulting fees of $480,000, legal loan collection fees of $441,000, and a write-down on other real estate owned of $154,000.
          Income Taxes For the quarters ending September 30, 2008 and September 30, 2007, the Company recorded combined federal and state income tax provisions of $3.3 million and $2.2 million, respectively. These provisions reflect effective income tax rates of 27% and 21% for the quarters ending September 30, 2008 and September 30, 2007, respectively. The increase in the tax rate from 2007 to 2008 is primarily due to timing, with respect to the recognition of federal tax credits received pursuant to the New Markets Tax Credit program.
          The tax effects of all income and expense transactions are recognized by the Company in each year’s consolidated statements of income regardless of the year in which the transactions are reported for income tax purposes. Effective July 1, 2008 state legislation was passed which enacted corporate tax reform. As a result of this new legislation the state tax will be reduced 1.5% and will be phased in over the next three years. As a result of the change in tax rate, the Company recorded a $109,000 tax expense during the third quarter of 2008, in order to correctly reflect deferred tax assets at the new rate. The Company does not anticipate future charges from this rate change to have a material effect on the financial statements.
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
          In both 2004 and 2005, the Bank invested $15.0 million during each year from the first $30.0 million award into RTC CDE I. During 2007 the Bank invested $38.2 million into RTC CDE II. During 2008 the Bank invested $6.8 million into RTC CDE II to provide it with the capital necessary to begin assisting qualified businesses in low-income communities throughout its market area. Based upon the Bank’s total $75.0 million investment in RTC CDE I and RTC CDE II, it is eligible to receive tax credits over a seven year period totaling 39.0% of its investment, or $29.3 million. The Company recognized a $1.0 million and $3.0 million benefit from these tax credits for the three and nine months ending September 30, 2008. A $1.2 million and $2.7 million tax credit benefit was recognized for the three and nine months ending September 30, 2007. The following table details the expected tax credit recognition by year based upon the two $15.0 million investments made in 2004 and 2005, the investment of $38.2 million in 2007, and the remaining $6.8 million made during 2008.
Table 11 — New Markets Tax Credit Recognition Schedule
(Unaudited Dollars in Thousands)

										Total
Investment		2004 - 2007	2008	2009	2010	2011	2012	2013	2014	Credits
2004	$15M	$3,150	$900	$900	$900	$—	$—	$—	$—	$5,850
2005	15M	2,250	900	900	900	900	—	—	—	5,850
2007	38.2M	1,910	1,910	1,910	2,292	2,292	2,292	2,292	—	14,898
2008	6.8M	—	340	340	340	408	408	408	408	2,652

Total	$75M	$7,310	$4,050	$4,050	$4,432	$3,600	$2,700	$2,700	$408	$29,250

          Return on Average Assets and Equity The annualized consolidated returns on average equity and average assets for the three months ended September 30, 2008 were 11.57% and 1.04%, respectively, compared to 15.57% and 1.24% reported for the same period last year. The annualized consolidated returns on average equity and average assets for the nine months ended September 30, 2008 were 9.74% and 0.87%, respectively, compared to 12.55% and 1.02% reported for the same period in 2007.
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

          At September 30, 2008 and December 31, 2007 the Company had interest rate swaps and at December 31, 2007 the Company had interest rate caps designated as “cash flow” hedges. The interest rate cap matured during the first quarter of 2008. The purpose of these swaps is to hedge the variability in the cash outflows of LIBOR-based borrowings attributable to changes in interest rates. The table below shows interest rate derivatives the Company held as of September 30, 2008 and December 31, 2007:
Table 12 — Derivative Positions
Asset-Liability Management Positions
As of September 30, 2008

					Receive		Pay Fixed
	Notional	Trade	Effective	Maturity	(Variable)	Current Rate	Swap Rate/	Market Value
	Amount	Date	Date	Date	Index	Received	Cap Strike Rate	at September 30, 2008
	(Unaudited Dollars in Thousands)
Interest Rate Swaps
	$35,000	19-Mar-08	19-Mar-08	20-Jan-10	3 Month LIBOR	2.79%	2.28%	$433
	25,000	16-Feb-06	28-Dec-06	28-Dec-16	3 Month LIBOR	2.82%	5.04%	(1,360)
	25,000	16-Feb-06	28-Dec-06	28-Dec-16	3 Month LIBOR	2.82%	5.04%	(1,362)

Total	$85,000						Total	$(2,289)

As of December 31, 2007

					Receive		Pay Fixed
	Notional	Trade	Effective	Maturity	(Variable)	Current Rate	Swap Rate/	Market Value
	Amount	Date	Date	Date	Index	Received	Cap Strike Rate	at December 31, 2007
	(Unaudited Dollars in Thousands)
Interest Rate Swaps
	$35,000	18-Jan-05	20-Jan-05	20-Jan-10	3 Month LIBOR	5.18%	4.06%	$(208)
	25,000	16-Feb-06	28-Dec-06	28-Dec-16	3 Month LIBOR	4.99%	5.04%	(987)
	25,000	16-Feb-06	28-Dec-06	28-Dec-16	3 Month LIBOR	4.99%	5.04%	(994)

Total	$85,000						Total	$(2,189)

Interest Rate Caps

	$100,000	27-Jan-05	31-Jan-05	31-Jan-08	3 Month LIBOR	4.96%	4.00%	$79

Grand Total	$185,000						Grand Total	$(2,110)

Customer-Related Positions

	Notional Amount Maturing
As of September 30, 2008	2008	2009	2010	2011	Thereafter	Total	Market Value
	(Unaudited Dollars in Thousands)
Interest Rate Contracts
Receive fixed, pay variable	—	—	—	—	$15,403	$15,403	$(157)

Pay fixed, receive variable	—	—	—	—	$15,403	$15,403	$157
          There were no Customer-Related positions at December 31, 2007.
          In March 2008 the Company exited a $35.0 million notional value LIBOR based interest rate swap hedging 3 month revolving FHLB advances with Bear Stearns and replaced it with a $35.0 million notional value LIBOR based interest rate swap hedging 3 month revolving FHLB advances with Citigroup Financial. Upon exiting the swap, a $1.2 million loss remained in other comprehensive income, net of tax, and which is amortized into interest expense on borrowings over the original maturity of the swap (until January 2010.) Associated amortization of $169,000 and $347,000 was recognized in interest expense on borrowings in the three and nine month periods ended September 30, 2008.
          Customer-Related Positions Interest rate derivatives, primarily interest-rate swaps, offered to commercial borrowers through the Company’s hedging program are designated as speculative under SFAS No. 133. However, the Company believes that its exposure to commercial customer derivatives is limited because these contracts are simultaneously matched at inception with an identical dealer transaction. The commercial customer hedging program allows the Company to retain variable-rate commercial loans while allowing the customer to synthetically fix the loan rate by entering into a variable-to-fixed interest rate swap.

For the quarter ended September 30, 2008, the Company recorded a total notional amount of $15.4 million of interest rate swap agreements with commercial borrowers and an equal notional amount of dealer transactions. It is anticipated that over time customer interest rate derivatives will reduce the interest rate risk inherent in the longer-term, fixed-rate commercial business and real estate loans. The customer-related positions summarized in Table 11 include the three customer and offsetting dealer transactions.
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
          The following table set forth the fair value of residential mortgage loan commitments and forward sales agreements at the periods indicated:
Table 13 — Fair Value of Residential Mortgage Loan Commitments and Forward Sales Agreements

	Fair Value At
	September 30,	December 31,	September 30,
	2008	2007	2007
	(Dollars in Thousands)
Residential Mortgage Loan Commitments	$160	$286	$147
Forward Sales Agreements	$(3)	$5	$(10)

	Change for the Nine Months
	Ended September 30,
	2008	2007
Residential Mortgage Loan Commitments	$(126)	$53
Forward Sales Agreements	(8)	(70)

Total Change in Fair Value	$(134)	$(17)

          Changes in these fair values are recorded as a component of mortgage banking income.
          Market Risk Market risk is the sensitivity of income to changes in interest rates, foreign exchange rates, commodity prices and other market-driven rates or prices. The Company has no trading operations, with the exception of funds managed by the Company’s investment management group and funds that are held within a trust to fund non-qualified executive retirement obligations. Additionally, the Company has a $1.2 million equities portfolio at September 30, 2008, which was acquired as part of the acquisition (see Note 9). The remaining equity is a closed-end management investment company whose objective is to invest in geographically specific private placement debt securities designed to support underlying economic activities such as community development and affordable housing.
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
          The following table sets forth the estimated effects on the Company’s net interest income over a 12-month period following the indicated dates in the event of the indicated increases or decreases in market interest rates:
Table 14 — Interest Rate Sensitivity

	200 Basis Point	100 Basis Point
	Rate Increase	Rate Decrease
September 30, 2008	(2.3%)	0.1%
September 30, 2007	(2.8%)	0.8%
          The results implied in the above table indicate estimated changes in simulated net interest income for the subsequent 12 months assuming a gradual shift up 200 basis points or down 100 basis points in market rates across the entire yield curve. It should be emphasized, however, that the results are dependent on material assumptions such as those discussed above. For instance, asymmetrical rate behavior can have a material impact on the simulation results. If competition for deposits forced the Company to raise rates on those liabilities quicker than is assumed in the simulation analysis without a corresponding increase in asset yields, net interest income may be negatively impacted. Alternatively, if the Company is able to lag increases in deposit rates as loans re-price upward, net interest income would be positively impacted.
          The most significant factors affecting market risk exposure of the Company’s net interest income during the third quarter of 2008 were (i) the shape of the U.S. Government securities and interest rate swap yield curve, (ii) the level of U.S. prime interest rate and LIBOR rates, and (iii) the level of rates paid on deposit accounts.
          The Company’s earnings are not directly and materially impacted by movements in foreign currency rates or commodity prices. Movements in equity prices may have an indirect but modest impact on earnings by affecting the volume of activity or the amount of fees from investment-related business lines, and directly by affecting the value at the Company’s trading portfolio. Also, declines in the value of certain debt securities may have an impact on earnings if the decline is determined to be other-than-temporary and the security is considered “impaired”. In the second and third quarters of 2008, decreases in the value of certain Trust Preferred securities held in the Company’s investment portfolio, were determined to be other-than-temporary. The resulting securities impairment reduced the Company’s earnings by $720,000 and $2.6 million for the three and nine months ended September 30, 2008, respectively.
          Liquidity Liquidity, as it pertains to the Company, is the ability to generate adequate amounts of cash in the most economical way for the institution to meet its ongoing obligations to pay deposit withdrawals and to fund loan commitments. The Company’s primary sources of funds are deposits, borrowings, and the amortization, prepayment and maturities of loans and securities.
          The Bank utilizes its extensive branch network to access retail customers who provide a stable base of in-market core deposits. These funds are principally comprised of demand deposits, interest checking accounts, savings accounts, and money market accounts. Deposit levels are greatly influenced by interest rates, economic conditions, and competitive factors. The Bank has also established repurchase agreements with major brokerage firms as potential sources of liquidity. At September 30, 2008, the Company had $50.0 million outstanding in repurchase agreements. In addition to agreements with brokers, the Bank also had customer repurchase agreements outstanding amounting to $116.4 million at September 30, 2008. As a member of the FHLB, the Bank has access to approximately $359.7 million of borrowing capacity. On September 30, 2008, the Bank had $336.8 million outstanding in FHLB borrowings.
          The Company, as a separately incorporated bank holding company, has no significant operations other than serving as the sole stockholder of the Bank. Its commitments and debt service requirement at September 30, 2008 consist of $61.8 million junior subordinated debentures, including accrued interest, of which $51.5 million was issued to an unconsolidated subsidiary Independent Capital Trust V, in connection with the issuance of variable rate (LIBOR plus 1.48%) Capital Securities due in 2037, for which the Company has locked in a fixed rate of interest of 6.52% for 10 years through an interest rate swap. $10.3 million is issued to Slade’s Ferry Statutory Trust I an unconsolidated subsidiary acquired as part of the Slades acquisition. These debentures are due in 2034, are callable in March 2009 and have a floating rate of interest of LIBOR plus 2.79% at September 30, 2008. The Company called the junior subordinated debentures issued to Independent Capital Trust IV in April 2007. The Company’s only obligations relate to its reporting obligations under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and related expenses as a publicly traded company. The Company funds virtually all expenses through dividends paid by the Bank.
          On August 27, 2008 Rockland Trust Company, announced that it had issued $30 million of subordinated debt to USB Capital Resources Inc., a wholly-owned subsidiary of U.S. Bank National Association. Rockland Trust has received the $30 million derived from the sale of the subordinated debenture and intends to use the proceeds to support growth and for other corporate purposes.
          The subordinated debt, which qualifies as Tier 2 capital under Federal Deposit Insurance Corporation rules and regulations, was issued and sold through a private placement pursuant to a subordinated debt purchase agreement which includes customary representations, warranties, covenants, and events of default. The subordinated debt matures on August 27, 2018. Rockland Trust may, with regulatory approval, redeem the subordinated debt without penalty at any time on or after August 27, 2013. The interest rate for the subordinated debt is fixed at 7.02% until August 27, 2013. After that point the subordinated debt, if not redeemed, will have a floating interest rate determined, at the option of Rockland Trust, at either the then current: LIBOR plus 3.00%; or, the U.S. Bank base rate plus 1.25%.
          The Company actively manages its liquidity position under the direction of the Asset/Liability Management Committee. Periodic review under prescribed policies and procedures is intended to ensure that the Company will maintain adequate levels of available funds. At September 30, 2008, the Company’s liquidity position was above policy guidelines. Management believes that the Bank has adequate liquidity available to respond to current and anticipated liquidity demands.
          As of September 30, 2008, the Company has certain financial assets and liabilities recorded at fair value. The Company adopted the provisions of Statement of Financial Accounting Standards No. 157, Fair Value Measurement, (“SFAS 157”), as of January 1, 2008. In accordance with SFAS 157, the Company has classified its financial assets and liabilities within the appropriate level of the fair value hierarchy based upon the significance of the inputs to the valuation techniques. Fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. Fair values determined by Level 2 inputs utilize data points that are observable, directly or indirectly, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.
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
          Capital Resources and Dividends The Federal Reserve Board, the Federal Deposit Insurance Corporation, and other regulatory agencies have established capital guidelines for banks and bank holding companies. Risk-based capital guidelines issued by the federal regulatory agencies require banks to meet a minimum Tier 1 risk-based capital ratio of 4.0% and a total risk-based capital ratio of 8.0%. At September 30, 2008, the Company had a Tier 1 risk-based capital ratio of 9.66% and a total risk-based capital ratio of 12.06%. The Bank had a Tier 1 risk-based capital ratio of 9.61% and a total risk-based capital ratio of 12.00% as of the same date.
          A minimum requirement of 4.0% Tier 1 leverage capital is also mandated. On September 30, 2008, the Company and the Bank had Tier 1 leverage capital ratios of 7.69% and 7.67%, respectively.
          On September 18, 2008 the Company’s Board of Directors declared a cash dividend of $0.18 per share, a 5.9% increase from December 2007, to stockholders of record as of the close of business on September 29, 2008. This dividend was paid on October 10, 2008. On an annualized basis, the dividend payout ratio amounted to 40.92% of the trailing four quarters’ earnings.
          Off-Balance Sheet Arrangements There have been no material changes in off-balance sheet financial instruments during the third quarter of 2008. Please refer to the 2007 Form 10-K for a complete table of contractual obligations, commitments, contingencies and off-balance sheet financial instruments.
          Contractual Obligations, Commitments, and Contingencies There have been no material changes in commitments, or contingencies during the third quarter of 2008. There have been no material changes in contractual obligations other than as described in Note 11, “Sale and Leaseback Transaction” in the Consolidated Notes to Unaudited Consolidated Financial Statements above. Please refer to the 2007 Form 10-K for a complete table of contractual obligations, commitments, contingencies, and off-balance sheet financial instruments.
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
          Changes in Internal Controls over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the third quarter of 2008 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.
Item 4T. Controls and Procedures — N/A
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
          As previously disclosed, Rockland Trust is the plaintiff in the federal court case commonly known as Rockland Trust Company v. Computer Associates International, Inc. n/k/a CA, Inc., United States District Court for the District of Massachusetts Civil Action No. 95-11683-DPW (the “CA Case”). The CA Case, which was filed in 1995, arose from disputes over a contract signed in 1991 for software that CA sold to Rockland Trust.
          On August 31, 2007 the judge in the CA Case issued a decision which directed the Clerk to enter judgment for CA “in the amount of $1,089,113.73 together with prejudgment interest in the amount of $272,278 for a total of $1,361,392.” On September 5, 2007 Rockland Trust paid that judgment from an accrual established on June 30, 2007.
          On August 1, 2008 the judge in the CA Case issued a decision which stated that CA has “a right to recover attorney’s fees and expenses in this litigation.” On August 4, 2008 the Company established a $1.5 Million reserve for potential liability associated with the August 1, 2008 decision, effective as of June 30, 2008. On September 26, 2008 Rockland Trust and CA signed a Settlement Agreement that finally resolved all matters pertaining to the CA Case including, but not limited to, CA’s claim for attorney fees and costs. On September 26, 2008 Rockland Trust made a $750,000 payment to CA pursuant to the Settlement Agreement from the $1.5 Million reserve established on August 4, 2008. The Company has reversed the $750,000 remaining from the $1.5 Million reserve, and the benefit is reflected in the Company’s pre-tax earnings for the quarter ending September 30, 2008.
          Rockland Trust is not otherwise involved in any legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Management believes that those routine legal proceedings involve, in the aggregate, amounts that are immaterial to the Company’s financial condition and results of operations.

Item 1A. Risk Factors
          As of the date of this report, there have been no material changes with regard to the Risk Factors disclosed in Item 1A of our 2007 Annual Report on Form 10-K, which are incorporated herein by reference, except for the following:
•	Under Generally Accepted Accounting Principles, the Company is required to review the Company’s investment portfolio periodically for the presence of other-than-temporary impairment of its securities, taking into consideration current market conditions, the extent and nature of change in fair value, issuer rating changes and trends, volatility of earnings, current analysts’ evaluations, the Company’s ability and intent to hold investments until a recovery of fair value, as well as other factors. Adverse developments with respect to one or more of the foregoing factors may require us to deem particular securities to be other-than-temporarily impaired, with the reduction in the value recognized as a charge to the Company’s earnings. Recent market volatility has made it extremely difficult to value certain of the Company’s securities. Subsequent valuations, in light of factors prevailing at that time, may result in significant changes in the values of these securities in future periods. Any of these factors could require the Company to recognize further impairments in the value of the Company’s securities portfolio, which may have an adverse effect on the Company results of operations in future periods.
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

4.9	Rockland Trust issued $30 million of subordinated debt to USB Capital Resources on August 27, 2008, see Purchase Agreement incorporated by reference to Form 8-K filed on September 2, 2008.

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

10.18	Independent Bank Corp. and Rockland Trust Company 2008 Executive Officer Performance Incentive Plan is incorporated by reference to the Form 8-K filed on February 21, 2008.

10.19	Agreement and Plan of Merger to acquire Slade’s Ferry Bancorp. is incorporated by reference to the Form 8-K filed on October 12, 2007.

31.1*	Section 302 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.

31.2*	Section 302 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.

32.1+	Section 906 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.

32.2+	Section 906 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.

*	Filed herewith

+	Furnished herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
INDEPENDENT BANK CORP.
(registrant)

Date: November 6, 2008	/s/ Christopher Oddleifson
Christopher Oddleifson
President and Chief Executive Officer

Date: November 6, 2008	/s/ Denis K. Sheahan
Denis K. Sheahan
Chief Financial Officer

INDEPENDENT BANK CORP.
(registrant)