Form 10-K
period 2008-12-31
INDEPENDENT BANK CORP
filed 2009-03-10
CIK 776901

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 1-9047
Independent Bank Corp.
(Exact name of registrant as specified in its charter)

Massachusetts	04-2870273
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

288 Union Street Rockland, Massachusetts	02370 (Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code:
(781) 878-6100

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $.0l par value per share	NASDAQ Global Select Market
Preferred Stock Purchase Rights	NASDAQ Global Select Market

Securities registered pursuant to section 12(g) of the Act:

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock on June 30, 2008, was approximately $369,636,816.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. January 31, 2009 16,285,455

DOCUMENTS INCORPORATED BY REFERENCE

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

Portions of the Registrant’s definitive proxy statement for its 2009 Annual Meeting of Stockholders are incorporated into Part III, Items 10-13 of this Form 10-K.

INDEPENDENT BANK CORP.

2008 ANNUAL REPORT ON FORM 10-K

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

These forward-looking statements, implicitly and explicitly, include the assumptions underlying the statements and other information with respect to Independent Bank Corp.’s (the “Company”) beliefs, plans, objectives, goals, expectations, anticipations, estimates, intentions, financial condition, results of operations, future performance and business, including the Company’s expectations and estimates with respect to the Company’s revenues, expenses, earnings, return on equity, return on assets, efficiency ratio, asset quality and other financial data and capital and performance ratios.

Although the Company believes that the expectations reflected in the Company’s forward-looking statements are reasonable, these statements involve risks and uncertainties that are subject to change based on various important factors (some of which are beyond the Company’s control). The following factors, among others, could cause the Company’s financial performance to differ materially from the Company’s goals, plans, objectives, intentions, expectations and other forward-looking statements:

•	a weakening in the strength of the United States economy in general and the strength of the regional and local economies within the New England region and Massachusetts which could result in a deterioration of credit quality, a change in the allowance for loan losses or a reduced demand for the Company’s credit or fee-based products and services;

•	adverse changes in the local real estate market, could result in a deterioration of credit quality and an increase in the allowance for loan loss, as most of the Company’s loans are concentrated in southeastern Massachusetts, including Cape Cod and Rhode Island and a substantial portion of these loans have real estate as collateral;

•	the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, could affect the Company’s business environment or affect the Company’s operations;

•	the effects of, any changes in, and any failure by the Company to comply with tax laws generally and requirements of the federal New Markets Tax Credit program in particular could adversely affect the Company’s tax provision and its financial results;

•	inflation, interest rate, market and monetary fluctuations could reduce net interest income and could increase credit losses;

•	adverse changes in asset quality could result in increasing credit risk-related losses and expenses;

•	competitive pressures could intensify and affect the Company’s profitability, including as a result of continued industry consolidation, the increased financial services provided by non-banks and banking reform;

•	a deterioration in the conditions of the securities markets could adversely affect the value or credit quality of the Company’s assets, the availability and terms of funding necessary to meet the Company’s liquidity needs and the Company’s ability to originate loans;

•	the potential to adapt to changes in information technology could adversely impact the Company’s operations and require increased capital spending;

•	changes in consumer spending and savings habits could negatively impact the Company’s financial results;

•	acquisitions may not produce results at levels or within time frames originally anticipated and may result in unforeseen integration issues or impairment of goodwill and/or other intangibles;

•	adverse conditions in the securities markets could lead to impairment in the value of securities in the Company’s investment portfolios and consequently have an adverse effect on the Company’s earnings; and

•	laws and programs designed to address capital and liquidity issues in the banking system, including, but not limited to, the Federal Deposit Insurance Corporation’s Temporary Liquidity Guaranty Program and the U.S. Treasury Department’s Capital Purchase Program and Troubled Asset Relief Program may have significant effects on the financial services industry, the exact nature and extent of which cannot be determined at this time.

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

General

Independent Bank Corp. (the “Company”) is a state chartered, federally registered bank holding company headquartered in Rockland, Massachusetts that was incorporated under Massachusetts law in 1985. The Company is the sole stockholder of Rockland Trust Company (“Rockland” or the “Bank”), a Massachusetts trust company chartered in 1907. Rockland is a community-oriented commercial bank. The community banking business, the Company’s only reportable operating segment, consists of commercial banking, retail banking, wealth management services, retail investments and insurance sales and is managed as a single strategic unit. The community banking business derives its revenues from a wide range of banking services, including lending activities, acceptance of demand, savings, and time deposits, wealth management, retail investments and insurance services, and mortgage banking income. At December 31, 2008, the Company had total assets of $3.6 billion, total deposits of $2.6 billion, stockholders’ equity of $305.3 million, and 827 full-time equivalent employees.

On March 1, 2008, the Company successfully completed its acquisition of Slade’s Ferry Bancorp. (“Slades”), parent of Slades Bank. In accordance with Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” the acquisition was accounted for under the purchase method of accounting and, as such, will be included in the results of operations from the date of acquisition. The Company issued 2,492,854 shares of common stock in connection with the acquisition. The value of the common stock, $30.59 was determined based on the average closing price of the Company’s shares over a five day period including the two days preceding the announcement date of the acquisition, the announcement date of the acquisition and the two days subsequent to the announcement date of the acquisition. The Company also paid cash of $25.9 million, for total consideration of $102 million.

On November 9, 2008, the Company announced its intention to acquire Benjamin Franklin Bancorp, Inc., a bank with $1.0 billion in assets, located in the western suburbs of Boston. The acquisition is expected to close in the second quarter of 2009.

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

The Bank’s market area is attractive and entry into the market by financial institutions previously not competing in the market area may continue to occur which could impact the Bank’s growth or profitability.

Lending Activities

The Bank’s gross loan portfolio (loans before allowance for loan losses) amounted to $2.7 billion on December 31, 2008, or 73.3% of total assets, on that date. The Bank classifies loans as commercial, small business, real estate, or consumer. Commercial loans consist primarily of loans to businesses with credit needs in excess of $250,000 and revenue in excess of $2.5 million for working capital and other business-related purposes and floor plan financing. Small business loans consist primarily of loans to businesses with commercial credit needs of less than or equal to $250,000 and revenues of less than $2.5 million. Real estate loans are comprised of commercial mortgages that are secured by non-residential properties, residential mortgages that are secured primarily by owner-occupied residences and mortgages for the construction of commercial and residential properties. Consumer loans consist primarily of home equity loans and lines and automobile loans.

The Bank’s borrowers consist of small-to-medium sized businesses and retail customers. The Bank’s market area is generally comprised of southern Massachusetts, including Cape Cod and to a lesser extent, Rhode Island. Substantially all of the Bank’s commercial, small business and consumer loan portfolios consist of loans made to residents of and businesses located in the Bank’s market area. The majority of the real estate loans in the Bank’s loan portfolio are secured by properties located within this market area.

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

The Bank’s Controlled Asset and Consumer Collections Departments are responsible for the management and resolution of nonperforming assets. In the course of resolving nonperforming loans, the Bank may choose to restructure certain contractual provisions. Nonperforming assets are comprised of nonperforming loans, nonperforming securities and Other Real Estate Owned (“OREO”). Nonperforming loans consist of loans that are more than 90 days past due but still accruing interest and loans no longer accruing interest. In the course of resolving nonperforming loans, the Bank may choose to restructure the contractual terms of certain loans. Terms may be modified to fit the ability of the borrower to repay in line with the borrower’s current financial status. It is the Bank’s policy to maintain restructured nonaccrual loans on nonaccrual status for approximately six months before management considers its return to accrual status. OREO includes properties held by the Bank as a result of foreclosure or by acceptance of a deed in lieu of foreclosure. In order to facilitate the disposition of OREO, the Bank may finance the purchase of such properties at market rates if the borrower qualifies under the Bank’s standard underwriting guidelines. The Bank had seven and three properties held as OREO for the periods ending December 31, 2008 and December 31, 2007, respectively.

Origination of Loans  Commercial and industrial and commercial real estate loan applications are obtained through existing customers, solicitation by Bank personnel, referrals from current or past customers, or walk-in customers. Small business loan applications are typically originated by the Bank’s retail staff, through a dedicated team of business officers, by referrals from other areas of the Bank, referrals from current or past customers, or through walk-in customers. Customers for residential real estate loans are referred to Mortgage Loan Officers who will meet with the borrowers at the borrower’s convenience. Residential real estate loan applications primarily result from referrals by real estate brokers, homebuilders, and existing or walk-in customers. The Bank also maintains a staff of field originators who solicit and refer residential real estate loan applications to the Bank. These employees are compensated on a commission basis and provide convenient origination services during banking and non-banking hours. The loans are underwritten and closed in the name of the Bank. Volume generated by these third party originators was less than 10% of total originations in 2008. Consumer loan applications are directly obtained through existing or walk-in customers who have been made aware of the Bank’s consumer loan services through advertising and other media, as well as indirectly through a network of automobile dealers.

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

Small business loans may be approved by small business underwriters up to their individually assigned lending limits which are established and modified periodically by the Director of Consumer and Small Business Banking and ratified by the Board of Directors to reflect the officer’s expertise and experience. Any loan which is in excess of the small business banking officer’s assigned lending authority must be approved by the Director of Consumer and Small Business Banking. The Director of Consumer and Small Business Banking’s lending limit is approved by the Board of Directors.

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

Consumer loans may be approved by consumer lenders up to their individually assigned lending limits which are established and modified periodically by the Director of Consumer and Small Business Banking to reflect the officer’s expertise and experience. Any loan which is in excess of the consumer lender’s assigned lending authority must be approved by the Director of Consumer and Small Business Banking.

In accordance with governing banking statutes, Rockland is permitted, with certain exceptions, to make loans and commitments to any one borrower, including related entities, in the aggregate amount of not more than 20% of the Bank’s stockholders’ equity, which is the “Banks legal lending limit” or $74.3 million at December 31, 2008. Notwithstanding the foregoing, the Bank has established a more restrictive limit of not more than 75% of the Bank’s legal lending limit, or $55.7 million at December 31, 2008, which may only be exceeded with the approval of the Board of Directors. There were no borrowers whose total indebtedness in aggregate exceeded $55.7 million as of December 31, 2008.

Sale of Loans  The Bank’s residential real estate loans are generally originated in compliance with terms, conditions and documentation which permit the sale of such loans to the Federal Home Loan Mortgage Corporation (“FHLMC”), Fannie Mae (“FNMA”), the Government National Mortgage Association (“GNMA”), and other investors in the secondary market. Loan sales in the secondary market provide funds for additional lending and other banking activities. The Bank sells the servicing on a majority of the sold loans for a servicing released premium, simultaneous with the sale of the loan. As part of its asset/liability management strategy, the Bank may retain a portion of the adjustable rate and fixed rate residential real estate loan originations for its portfolio. During 2008, the Bank originated $288.9 million in residential real estate loans of which $61.8 million were retained in its portfolio, comprised primarily of adjustable rate loans.

Commercial and Industrial Loans  The Bank offers secured and unsecured commercial loans for business purposes, including issuing letters of credit. At December 31, 2008, $270.8 million, or 10.2%, of the Bank’s gross loan portfolio consisted of commercial and industrial loans. Commercial and industrial loans generated 8.3%, 8.6%, and 8.0% of total interest income for the fiscal years ending 2008, 2007 and 2006, respectively.

Commercial loans may be structured as term loans or as revolving lines of credit. Commercial term loans generally have a repayment schedule of five years or less and, although the Bank occasionally originates some commercial term loans with interest rates which float in accordance with a designated index rate, the majority of commercial term loans have fixed rates of interest. The majority of commercial term loans are collateralized by equipment, machinery or other corporate assets. In addition, the Bank generally obtains personal guarantees from the principals of the borrower for virtually all of its commercial loans. At December 31, 2008, there were $117.8 million of term loans in the commercial loan portfolio.

Collateral for commercial revolving lines of credit may consist of accounts receivable, inventory or both, as well as other business assets. Commercial revolving lines of credit generally are reviewed on an annual basis and usually require substantial repayment of principal during the course of a year. The vast majority of these revolving lines of credit have variable rates of interest. At December 31, 2008, there were $153.0 million of revolving lines of credit in the commercial loan portfolio.

The Bank’s standby letters of credit generally are secured, generally have terms of not more than one year, and are reviewed for renewal in general on an annualized basis. At December 31, 2008, the Bank had $18.9 million of commercial and standby letters of credit.

The Bank also provides automobile and, to a lesser extent, boat and other vehicle floor plan financing. Floor plan loans are secured by the automobiles, boats, or other vehicles, which constitute the dealer’s inventory. Upon the sale of a floor plan unit, the proceeds of the sale are applied to reduce the loan balance. In the event a unit financed under a floor plan line of credit remains in the dealer’s inventory for an extended period, the Bank requires the dealer to pay-down the outstanding balance associated with such unit. Bank personnel make unannounced periodic inspections of each dealer to review the value and condition of the underlying collateral. At December 31, 2008, there were $13.4 million in floor plan loans, all of which have variable rates of interest.

Small Business Loans  Small business lending caters to all of the banking needs of businesses with commercial credit requirements and revenues typically less than or equal to $250,000 and $2.5 million, respectively, using partially automated loan underwriting capabilities and deposit products. Small business loans totaled $86.7 million at December 31, 2008, or 3.3% of the Bank’s gross loan portfolio. Small business loans generated 3.3%, 3.6%, and 2.9% of total interest income for the fiscal years ending 2008, 2007 and 2006, respectively.

Small business loans may be structured as term loans, lines of credit including overdraft protection, owner and non-owner occupied commercial mortgages and standby letters of credit. Small business generally obtains personal guarantees from the principals of the borrower for virtually all of its loan products.

Small business term loans generally have an amortization schedule of five years or less and, although small business occasionally originates some term loans with interest rates that float in accordance with the prime rate, the majority of small business term loans have fixed rates of interest. The majority of small business term loans are collateralized by machinery, equipment and other corporate assets. At December 31, 2008, there were $23.5 million of term loans in the small business loan portfolio.

Small business lines of credit and overdraft protection may be offered on an unsecured basis to qualified applicants. Collateral for secured lines of credit and overdraft protection typically consists of accounts receivable and inventory as well as other business assets. Small business lines of credit and overdraft protection are reviewed on a periodic basis based upon the total amount of exposure to the customer and is typically written on a demand basis. The vast majority of these lines of credit and overdraft protection have variable rates of interest. At December 31, 2008, there were $39.9 million of lines of credit and overdraft protection in the small business loan portfolio.

Both small business owner and non-owner occupied commercial mortgages typically have an amortization schedule of twenty years or less but are written with a five year maturity. The majority of small business commercial mortgages have fixed rates of interest that are adjusted typically every three to five years. The majority of small business owner-occupied commercial mortgages are collateralized by first or second mortgages on commercial real estate. At December 31, 2008, there were $19.0 million of owner-occupied commercial mortgages in the small business loan portfolio.

Small business standby letters of credit generally are secured, have expirations of not more than one year, and are reviewed periodically for renewal. The small business team makes use of the Bank’s authority as a preferred lender with the U.S. Small Business Administration. At December 31, 2008, there were $6.3 million of U.S. Small Business Administration guaranteed loans in the small business loan portfolio.

Real Estate Loans  The Bank’s real estate loans consist of loans secured by commercial properties, loans secured by one-to-four family residential properties, and construction loans. As of December 31, 2008, the Bank’s loan portfolio included $1.1 billion in commercial real estate loans, $421.4 million in residential real estate loans, $172.0 million in commercial construction loans, and $11.0 million in residential construction loans, altogether totaling 65.0% of the Bank’s gross loan portfolio. Real estate loans generated an aggregate of 56.0%, 50.1%, and 48.2% of total interest income for the fiscal years ending December 31, 2008, 2007 and 2006, respectively.

The Bank’s commercial real estate portfolio, the largest loan type concentration, is well-diversified with loans secured by a variety of property types, such as owner-occupied and non-owner-occupied commercial, retail, office, industrial, warehouse and other special purpose properties, such as hotels, motels, restaurants, and golf courses. Commercial real estate also includes loans secured by certain residential-related property types including multi-family apartment buildings, residential development tracts and condominiums. The following pie chart shows the diversification of the commercial real estate portfolio as of December 31, 2008.

Commercial Real Estate Portfolio by Property Type as of 12/31/08

Although terms vary, commercial real estate loans generally have maturities of five years or less, or rate resets every five years for longer duration loans, amortization periods of 20 to 25 years, and have interest rates that float in accordance with a designated index or that are fixed during the origination process. It is the Bank’s policy to obtain personal guarantees from the principals of the borrower on commercial real estate loans and to obtain financial statements at least annually from all actively managed commercial and multi-family borrowers.

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

Construction loans are intended to finance the construction of residential and commercial properties, including loans for the acquisition and development of land or rehabilitation of existing properties. Non-permanent construction loans generally have terms of at least six months, but not more than two years. They usually do not provide for amortization of the loan balance during the term. The majority of the Bank’s commercial construction loans have floating rates of interest based upon the Rockland base rate or the Prime or LIBOR rates published daily in the Wall Street Journal.

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

Construction loans are generally considered to present a higher degree of risk than permanent real estate loans and may be affected by a variety of factors, such as adverse changes in interest rates and the borrower’s ability to control costs and adhere to time schedules. Other construction-related risks may include market risk, that is, the risk that “for-sale” or “for-lease” units may or may not be absorbed by the market within a developer’s anticipated time-

frame or at a developer’s anticipated price. Certain construction borrowers within the portfolio may maintain an interest reserve account for specific projects. Management actively tracks and monitors these accounts.

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

Consumer Loans  The Bank makes loans for a wide variety of personal needs. Consumer loans primarily consist of installment loans, home equity loans and lines, and overdraft protection. As of December 31, 2008, $572.8 million, or 21.5%, of the Bank’s gross loan portfolio consisted of consumer loans. Consumer loans generated 18.1%, 22.5% and 22.2% of total interest income for the fiscal years ending December 31, 2008, 2007, and 2006, respectively.

The Bank’s consumer loans also include home equity, unsecured loans, loans secured by deposit accounts, loans to purchase motorcycles, recreational vehicles, or boats. During 2008 the lending policy was modified from lending 100% to up to 80% of the purchase price of vehicles other than automobiles with terms of up to three years for motorcycles and up to fifteen years for recreational vehicles.

Home equity loans and lines may be made as a fixed rate term loan or under a variable rate revolving line of credit secured by a first or second mortgage on the borrower’s residence or second home. At December 31, 2008, $121.9 million, or 30.0%, of the home equity portfolio was term loans and $284.3 million, or 70.0%, of the home equity portfolio was comprised of revolving lines of credit. The Bank will originate home equity loans and lines in an amount up to 89.9% of the appraised value or on-line valuation, reduced for any loans outstanding which are secured by such collateral. Home equity loans and lines are underwritten in accordance with the Bank’s loan policy which includes a combination of credit score, loan-to-value ratio, employment history and debt-to-income ratio. Home equity lines of credit at December 31, 2008, had a weighted average FICO1 score of 758 and a weighted average combined loan-to-value2 ratio of 62.0%. The average FICO scores are based upon re-scores available from November 2008 and actual score data for loans booked between December 1 and December 31, 2008 and the loan-to-value ratios are based on updated automated valuation as of November 30, 2008 where available. Use of re-score data enables the Bank to better understand the current credit risk associated with these loans.

Cash reserve loans are made pursuant to previously approved unsecured cash reserve lines of credit. The rate on these loans is tied to the prime rate.

The Bank’s installment loans consist primarily of automobile loans, which totaled $128.0 million, at December 31, 2008, or 4.8% of loans, a decrease from 7.6% of loans at year-end 2007. A substantial portion of the Bank’s automobile loans are originated indirectly by a network of approximately 134 active new and used automobile dealers located within the Bank’s market area. Although employees of the dealer take applications for such loans, the loans are made pursuant to Rockland’s underwriting standards using Rockland’s documentation. A Rockland consumer lender must approve all indirect loans. In addition to indirect automobile lending, the Bank also originates automobile loans directly.

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

The maximum term for the Bank’s automobile loans is 72 months. Loans on new and used automobiles are generally made without recourse to the dealer. The Bank requires all borrowers to maintain automobile insurance, including full collision, fire and theft, with a maximum allowable deductible and with the Bank listed as loss payee. In addition, in order to mitigate the adverse effect on interest income caused by prepayments, dealers are required to maintain a reserve of up to 3% of the outstanding balance of the indirect loans originated by them under Reserve option “A”. Reserve option “A” allows the Bank to be rebated the prepaid dealer reserve on a pro-rata basis in the event of prepayment prior to maturity. Reserve option “B” allows the dealer to share the reserve with the Bank, split 75/25, however for the Bank’s receipt of 25%, no rebates are applied to the account after 90 days from date of first payment. Indirect automobile loans at December 31, 2008, had a weighted average FICO score of 694 and a weighted average combined loan-to-value ratio of 96.4%. The average FICO scores are based upon re-scores available from November 2008 and actual score data for loans booked between December 1 and December 31, 2008. Use of re-score data enables the Bank to better understand the current credit risk associated with these loans.

Investment Activities

The Bank’s securities portfolio consists of U.S. Treasury and U.S. Government agency obligations, state, county and municipal securities, mortgage-backed securities, collateralized mortgage obligations, Federal Home Loan Bank (“FHLB”) stock, corporate debt securities, equity securities held for the purpose of funding supplemental executive retirement plan obligations, and equity securities comprised of an investment in a community development and affordable housing open-ended mutual fund. The majority of these securities are investment grade debt obligations with average lives of five years or less. U.S. Treasury and Government Sponsored Enterprises entail a lesser degree of risk than loans made by the Bank by virtue of the guarantees that back them, require less capital under risk-based capital rules than non-insured or non-guaranteed mortgage loans, are more liquid than individual mortgage loans, and may be used to collateralize borrowings or other obligations of the Bank. The Bank views its securities portfolio as a source of income and liquidity. Interest and principal payments generated from securities provide a source of liquidity to fund loans and meet short-term cash needs. The Bank’s securities portfolio is managed in accordance with the Rockland Trust Company Investment Policy adopted by the Board of Directors. The Chief Executive Officer or the Chief Financial Officer may make investments with the approval of one additional member of the Asset/Liability Management Committee, subject to limits on the type, size and quality of all investments, which are specified in the Investment Policy. The Bank’s Asset/Liability Management Committee, or its appointee, is required to evaluate any proposed purchase from the standpoint of overall diversification of the portfolio. At December 31, 2008, securities totaled $660.4 million. Total securities generated interest and dividends of 14.2%, 14.3%, and 17.8% of total interest income for the fiscal years ended 2008, 2007 and 2006, respectively. The chart below shows the level of securities versus assets for the year end 2006, 2007 and 2008.

Level of Securities/Total Assets
(Dollars in thousands)

Sources of Funds

Deposits  Deposits obtained through Rockland’s branch banking network have traditionally been the principal source of the Bank’s funds for use in lending and for other general business purposes. The Bank has built a stable base of in-market core deposits from consumers, businesses, and municipalities located in southeastern

Massachusetts, including Cape Cod. Rockland offers a range of demand deposits, interest checking, money market accounts, savings accounts, and time certificates of deposit. The Bank also offers services as a Qualified Intermediary, holding deposits for customers executing like-kind exchanges pursuant to section 1031 of the Internal Revenue Code. Interest rates on deposits are based on factors that include loan demand, deposit maturities, alternative costs of funds, and interest rates offered by competing financial institutions in the Bank’s market area. The Bank believes it has been able to attract and maintain satisfactory levels of deposits based on the level of service it provides to its customers, the convenience of its banking locations, and its interest rates that are generally competitive with those of competing financial institutions. Rockland Trust also participates in the Certificate of Deposit Registry Service (“CDARS”) program, allowing the Bank to provide easy access to multi-million dollar Federal Deposit Insurance Corporation (“FDIC”) insurance protection on Certificate of Deposit (“CD”) investments for consumers, businesses and public entities. The economic downturn and subsequent flight to safety makes a fully insured deposit product such as CDARS an attractive alternative and as of December 31, 2008, CDARS deposits totaled $81.8 million. Rockland has a municipal banking department that focuses on providing depository services to local municipalities. At December 31, 2008, municipal deposits totaled $207.0 million.

The Emergency Economic Stabilization Act of 2008 (the “EESA”) introduced the Temporary Liquidity Guarantee Program (“TLGP”) effective November 2008. One of the TLGP’s main components resulted in a temporary increase through December 2009, of deposit insurance coverage from $100,000 to $250,000, per depositor. Additionally, the Company elected to participate in the portion of this program which fully guarantees non-interest and certain interest bearing deposit accounts through the same period.

Rockland Trust’s branch locations are supplemented by the Bank’s internet banking services as well as automated teller machine (“ATM”) cards and debit cards which may be used to conduct various banking transactions at ATMs maintained at each of the Bank’s full-service offices and four additional remote ATM locations. The ATM cards and debit cards also allow customers access to the “NYCE” regional ATM network, as well as the “Cirrus” international ATM network. In addition, Rockland Trust is a member of the “SUM” network, which allows access to approximately 2,900 participating ATM machines throughout the United States and Puerto Rico free of surcharge. The debit card also can be used at any place that accepts MasterCard worldwide.

As of December 31, 2008, total deposits were $2.6 billion.

Borrowings  Borrowings consist of short-term and intermediate-term obligations. Short-term borrowings may consist of FHLB advances, federal funds purchased, treasury tax and loan notes and assets sold under repurchase agreements.

In July 1994, Rockland became a member of the FHLB of Boston. Among the many advantages of this membership, this affiliation provides the Bank with access to short-to-medium term borrowing capacity. At December 31, 2008, the Bank had $429.6 million outstanding in FHLB borrowings with initial maturities ranging from 3 months to 20 years. In addition, the Bank had $471.8 million of borrowing capacity remaining with the FHLB at December 31, 2008.

Subsequent to year end, the FHLB Boston (FHLBB) announced that it has indefinitely suspended its dividend payment beginning in the first quarter of 2009, and will continue the moratorium, put into effect during the fourth quarter of 2008, on all excess stock repurchases in an effort to help preserve capital. A significant portion of the Bank’s liquidity needs are satisfied through its access to funding pursuant to its membership in the FHLBB. Should the FHLBB experience further deterioration in its capital, it may restrict the FHLBB’s ability to meet the funding needs of its members, and as result, may have an adverse affect on the Bank’s liquidity position.

In a repurchase agreement transaction, the Bank will generally sell a security agreeing to repurchase either the same or a substantially identical security on a specified later date at a price slightly greater than the original sales price. The difference in the sale price and purchase price is the cost of the proceeds recorded as interest expense. The securities underlying the agreements are delivered to the dealer who arranges the transactions as security for the repurchase obligation. Payments on such borrowings are interest only until the scheduled repurchase date, which generally occurs within a period of 30 days or less. Repurchase agreements represent a non-deposit funding source for the Bank and the Bank is subject to the risk that the purchaser may default at maturity and not return the collateral. In order to minimize this potential risk, the Bank only deals with established investment brokerage firms when entering into these transactions. On December 31, 2008, the Bank had $50.0 million outstanding under these repurchase agreements with investment brokerage firms. In addition to agreements with brokers, the Bank has entered into similar agreements with its customers. At December 31, 2008, the Bank had $120.9 million of customer repurchase agreements outstanding.

Also included in borrowings at December 31, 2008 were $61.8 million of junior subordinated debentures, of which $51.5 million were issued to an unconsolidated subsidiary, Independent Capital Trust V, in connection with the issuance of variable rate (LIBOR plus 1.48%) capital securities due in 2037. The Company has locked in a fixed rate of interest of 6.52%, for 10 years, through an interest rate swap. The Company also has $10.3 million of outstanding junior subordinated debentures issued to an unconsolidated subsidiary, Slade’s Ferry Trust I, in connection with the issuance of variable rate (LIBOR plus 2.79%) capital securities due in 2034.

On August 27, 2008, Rockland Trust Company issued $30.0 million of subordinated debt to USB Capital Resources Inc., a wholly-owned subsidiary of U.S. Bank National Association. The subordinated debt, which qualifies as Tier 2 capital under FDIC rules and regulations, was issued to support growth and for other corporate purposes. The subordinated debt matures on August 27, 2018. Rockland Trust may, with regulatory approval, redeem the subordinated debt without penalty at any time on or after August 27, 2013. The interest rate for the subordinated debt is fixed at 7.02% until August 27, 2013. After that point the subordinated debt, if not redeemed, will have a floating interest rate determined, at the option of Rockland Trust, at either the then current London Inter-Bank Offered Rate plus 3.00% or the U.S. Bank base rate plus 1.25%.

As previously mentioned, the Company is participating in the TLGP. The second main component of this program is the Debt Guarantee Program, by which the FDIC will guarantee the payment of certain newly issued senior unsecured debt, in a total amount up to 125% of the par or face value of the senior unsecured debt outstanding, excluding debt extended to affiliates. As of December 31, 2008, the Company had no senior unsecured debt outstanding. If an insured depository institution had no senior unsecured debt, or only had Federal funds purchased, the Company’s limit for coverage under the TLGP Debt Guarantee Program would be 2% of the Company’s consolidated total liabilities as of September 30, 2008.

As of December 31, 2008, total borrowings were $695.3 million.

See Note 8, “Borrowings” within Notes to the Consolidated Financial Statements included in Item 8 hereof for more information regarding borrowings.

Wealth Management

Investment Management  The Rockland Trust Investment Management Group provides investment management and trust services to individuals, small businesses, and charitable institutions throughout southeastern Massachusetts, including Cape Cod, and northern Rhode Island.

Accounts maintained by the Rockland Trust Investment Management Group consist of “managed” and “non-managed” accounts. “Managed” accounts are those for which the Bank is responsible for administration and investment management and/or investment advice. “Non-managed” accounts are those for which the Bank acts solely as a custodian or directed trustee. The Bank receives fees dependent upon the level and type of service(s) provided. For the year ended December 31, 2008, the Investment Management Group generated gross fee revenues of $9.9 million. Total assets under management as of December 31, 2008, were $1.1 billion, a decrease of $165.1 million, or 12.8%, from December 31, 2007. This decrease is due to the difficult stock market downturn experienced in the latter part of 2008.

The administration of trust and fiduciary accounts is monitored by the Trust Committee of the Bank’s Board of Directors. The Trust Committee has delegated administrative responsibilities to three committees, one for investments, one for administration, and one for operations, all of which are comprised of Investment Management Group officers who meet not less than monthly.

Retail Wealth Management  The Bank has an agreement with Linsco/Private Ledger Corp. (“LPL”) and their insurance subsidiary Private Ledger Insurance Services of Massachusetts, Inc. to offer the sale of mutual fund shares, unit investment trust shares, general securities, fixed and variable annuities and life insurance. Registered representatives who are employed by both the Bank and LPL are onsite to offer these products to the Bank’s customer base. In 2005, the Bank entered into an agreement with Savings Bank Life Insurance of Massachusetts (“SBLI”) to enable appropriately licensed Bank employees to offer SBLI’s fixed annuities and life insurance to the Bank’s customer base. For the year ended December 31, 2008, the retail investments and insurance group generated gross fee revenues of $1.2 million.

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

General  The Company is registered as a bank holding company under the Bank Holding Company Act of 1956 (“BHCA”), as amended, and as such is subject to regulation by the Board of Governors of the Federal Reserve System (“Federal Reserve”). Rockland is subject to regulation and examination by the Commissioner of Banks of the Commonwealth of Massachusetts (the “Commissioner”) and the FDIC. The majority of Rockland’s deposit accounts are insured to the maximum extent permitted by law by the Deposit Insurance Fund (“DIF”) which is administered by the FDIC.

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

Capital Requirements  The Federal Reserve has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the BHCA. The Federal Reserve’s capital adequacy guidelines which generally require bank holding companies to maintain total capital equal to 8% of total risk-adjusted assets, with at least one-half of that amount consisting of Tier 1, or core capital, and up to one-half of that amount consisting of Tier 2, or supplementary capital. Tier 1 capital for bank holding companies generally consists of the sum of common stockholders’ equity and perpetual preferred stock (subject in the latter case to limitations on the kind and amount of such stocks which may be included as Tier 1 capital), less net unrealized gains and losses on available for sale securities and on cash flow hedges, post retirement adjustments recorded in accumulated other comprehensive income, and goodwill and other intangible assets required to be deducted from capital. Tier 2 capital generally consists of perpetual preferred stock which is not eligible to be included as Tier 1 capital; hybrid capital instruments such as perpetual debt and mandatory convertible debt securities, and term subordinated debt and intermediate-term preferred stock; and, subject to limitations, the allowance for loan losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics, with the categories ranging from 0% (requiring no additional capital) for assets such as cash to 100% for the majority of assets which are typically held by a bank holding company, including certain commercial real estate loans, commercial loans and consumer loans. Single family residential first mortgage loans which are not 90 days or more past due or nonperforming and which have been made in accordance with prudent underwriting standards are assigned a 50% level in the risk-weighting system, as are certain privately-issued mortgage-backed securities representing indirect ownership of such loans and certain multi-family housing loans. Off-balance sheet items also are adjusted to take into account certain risk characteristics.

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

The Company currently is in compliance with the above-described regulatory capital requirements. At December 31, 2008, the Company had Tier 1 capital and total capital equal to 9.50% and 11.85% of total risk-adjusted assets, respectively, and Tier 1 leverage capital equal to 7.55% of total assets. As of such date, Rockland complied with the applicable bank federal regulatory risked based capital requirements, with Tier 1 capital and total capital equal to 9.49% and 11.83% of total risk-adjusted assets, respectively, and Tier 1 leverage capital equal to 7.56% of total assets.

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

Each federal banking agency has broad powers to implement a system of prompt corrective action to resolve problems of financial institutions, that it regulates, which are not adequately capitalized. A bank shall be deemed to be (i) “well capitalized” if it has a total risk-based capital ratio of 10.0% or more, has a Tier 1 risk-based capital ratio of 6.0% or more, has a Tier 1 leverage capital ratio of 5.0% or more and is not subject to any written capital order or directive; (ii) “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more, a Tier 1 leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of “well capitalized”; (iii) “undercapitalized” if it has a total risk-based capital ratio that is less than 8.0%, or a Tier 1 risk-based capital ratio that is less than 4.0% or a Tier 1 leverage capital ratio of less than 4.0% (3.0% under certain circumstances); (iv) “significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6.0%, or a Tier 1 risk-based capital ratio that is less than 3.0%, or a Tier 1 leverage capital ratio that is less than 3.0%; and (v) “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. As of December 31, 2008, Rockland was deemed a “well-capitalized institution” for this purpose.

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

Any “company” would be required to obtain the approval of the Federal Reserve under the BHCA before acquiring 25% (5% in the case of an acquirer that is a bank holding company) or more of the outstanding common stock of, or such lesser number of shares as constitute control over, the Company. Such approval would be contingent upon, among other things, the acquirer registering as a bank holding company, divesting all impermissible holdings and ceasing any activities not permissible for a bank holding company. The Company does not own more than 5% voting stock in any banking institution.

Deposit Insurance Premiums  The FDIC approved new deposit insurance assessment rates that took effect on January 1, 2007. During 2007, the Bank’s assessment rate under the new FDIC system was the minimum 5 basis points on total deposits. Additionally, the Federal Deposit Insurance Reform Act of 2005 allowed eligible insured depository institutions to share in a one-time assessment credit pool of approximately $4.7 billion, effectively reducing the amount these institutions are required to submit as an overall assessment. The Bank’s one-time assessment credit was approximately $1.3 million, of which $556,000 was remaining at December 31, 2007. During 2008, the Company had exhausted the remaining $556,000 of the assessment credit.

The Emergency Economic Stabilization Act of 2008 (the “EESA”) introduced the Temporary Liquidity Guarantee Program (“TLGP”) effective November 2008 which resulted in a temporary increase, through December 2009, of deposit insurance coverage from $100,000 to $250,000 per depositor. Additionally, the Company has elected to participate in the portion of the program that provides a full guarantee on non-interest and certain interest bearing deposit accounts through the same period. The associated additional premium is approximately 9 basis points on total deposits, which will be assessed as of April 1, 2009.

On February 27, 2009, the FDIC voted on a proposal to increase the deposit insurance assessments and rebuild the Deposit Insurance Fund (DIF). To ensure that the DIF remains positive, the FDIC proposed imposing a special assessment on insured institutions of 20 basis points on June 30, 2009 which would be collected on September 30, 2009. Under the interim rule, which will be open for comment for 30 days after its publication in the Federal

Register, the FDIC could also impose an emergency special assessment after June 30, 2009, of up to 10 basis points if necessary to maintain public confidence in federal deposit insurance.

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

Financial Services Modernization Legislation  In November 1999, the GLB was enacted. The GLB repeals provisions of the Glass-Steagall Act which restricted the affiliation of Federal Reserve member banks with firms “engaged principally” in specified securities activities, and which restricted officer, director or employee interlocks between a member bank and any company or person “primarily engaged” in specified securities activities.

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

Regulation W  Transactions between a bank and its “affiliates” are quantitatively and qualitatively restricted under the Federal Reserve Act. The Federal Deposit Insurance Act applies Sections 23A and 23B to insured nonmember banks in the same manner and to the same extent as if they were members of the Federal Reserve System. The Federal Reserve Board has also issued Regulation W, which codifies prior regulations under Sections 23A and 23B of the Federal Reserve Act and interpretative guidance with respect to affiliate transactions. Regulation W incorporates the exemption from the affiliate transaction rules, but expands the exemption to cover the purchase of any type of loan or extension of credit from an affiliate. Affiliates of a bank include, among other entities, the bank’s holding company and companies that are under common control with the bank. The Company is considered to be an affiliate of the Bank. In general, subject to certain specified exemptions, a bank and its subsidiaries are limited in their ability to engage in “covered transactions” with affiliates:

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

Emergency Economic Stabilization Act of 2008  In response to the financial crisis affecting the banking and financial markets, in October 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law. Pursuant to the EESA, the U.S. Treasury (“the Treasury”) has the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

The Treasury was authorized to purchase equity stakes in U.S. financial institutions. Under this program, known as the Troubled Asset Relief Program Capital Purchase Program (the “CPP”), from the $700 billion authorized by the EESA, the Treasury is making $250 billion of capital available to U.S. financial institutions through the purchase of preferred stock or subordinated debentures by the Treasury. In conjunction with the purchase of preferred stock from publicly-held financial institutions, the Treasury is receiving warrants to purchase common stock with an aggregate market price equal to 15% of the total amount of the preferred investment. Participating financial institutions are required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the CPP and are restricted from increasing dividends to common shareholders or repurchasing common stock for three years without the consent of the Treasury.

The Company has elected to participate in the CPP. For further details, see Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Purchase Program in Item 7 hereof.

Employees  As of December 31, 2008, the Bank had 827 full time equivalent employees. None of the Company’s employees are represented by a labor union and management considers relations with its employees to be good.

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

Statistical Disclosure by Bank Holding Companies

For additional information regarding borrowings, see Note 8, “Borrowings” within Notes to the Consolidated Financial Statements included in Item 8 hereof, which includes information regarding short-term borrowings.

For additional information regarding the Company’s business and operations, see Selected Financial Data in Item 6 hereof, Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 hereof and the Consolidated Financial Statements in Item 8 hereof and incorporated by reference herein.

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

Changes in interest rates could adversely impact the Company’s financial condition and results of operations.  The Company’s ability to make a profit, like that of most financial institutions, substantially depends upon its net interest income, which is the difference between the interest income earned on interest earning assets, such as loans and investment securities, and the interest expense paid on interest-bearing liabilities, such as deposits and borrowings. However, certain assets and liabilities may react differently to changes in market interest rates. Further, interest rates on some types of assets and liabilities may fluctuate prior to changes in broader market interest rates, while rates on other types of assets may lag behind. Additionally, some assets such as adjustable-rate mortgages have features, and rate caps, which restrict changes in their interest rates.

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

In 2008, there was considerable disruption and volatility in the financial and credit markets that began with the fallout associated with rising defaults within many sub-prime mortgage-backed structured investment vehicles (“SIV’s”) held by banks and other investors. A major consequence of these changes in market conditions has been significant tightening in the availability of credit. These conditions have been exacerbated further by the continuation of a correction in real estate market prices and sales activity and rising foreclosure rates, resulting in increases in loan losses and loan-related investment losses incurred by many lending institutions.

The present state of the financial and credit markets has severely impacted the global and domestic economies and has led to a significantly tighter environment in terms of liquidity and availability of credit during 2008. In addition, economic growth has slowed down both nationally and globally, and, as a result, many economists and market observers have concluded that the national economy is in a deep economic recession. Market disruption, government and central bank policy actions intended to counteract the effects of recession, changes in investor expectations regarding compensation for market risk, credit risk and liquidity risk and changing economic data could continue to have dramatic effects on both the volatility of and the magnitude of the directional movements of interest rates. Although the Company pursues an asset-liability management strategy designed to control its risk from changes in interest rates, changes in market interest rates can have a material adverse effect on the Company’s profitability.

If the Company has higher loan losses than it has modeled, its earnings could materially decrease.  The Company’s loan customers may not repay loans according to their terms, and the collateral securing the payment of loans may be insufficient to assure repayment. The Company may therefore experience significant credit losses which could have a material adverse effect on its operating results. The Company makes various assumptions and judgments about the collectibility of its loan portfolio, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. In determining the size of the allowance for loan losses, the Company relies on its experience and its evaluation of economic conditions. If its assumptions prove to be incorrect, its current allowance for loan losses may not be sufficient to cover losses inherent in its loan portfolio and an adjustment may be necessary to allow for different economic conditions or adverse developments in its loan portfolio. Consequently, a problem with one or more loans could require the Company to significantly increase the level of its provision for loan losses. In addition, federal and state regulators periodically review the Company’s allowance for loan losses and may require it to increase its provision for loan losses or recognize further loan charge-offs. Material additions to the allowance would materially decrease the Company’s net income.

A significant amount of the Company’s loans are concentrated in Massachusetts, and adverse conditions in this area could negatively impact its operations.  Substantially all of the loans the Company originates are secured by properties located in or are made to businesses which operate in Massachusetts. Because of the current concentration of the Company’s loan origination activities in Massachusetts, in the event of continued adverse economic conditions, continued downward pressure on housing prices, political or business developments or natural hazards that may affect Massachusetts and the ability of property owners and businesses in Massachusetts to make payments of principal and interest on the underlying loans, the Company would likely experience higher rates of loss and delinquency on its loans than if its loans were more geographically diversified, which could have an adverse effect on its results of operations or financial condition.

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

The Company’s business strategy of growth in part through acquisitions could have an impact on its earnings and results of operations that may negatively impact the value of the Company’s stock.  In recent years, the Company has focused, in part, on growth through acquisitions. In March 2008, the Company completed the acquisition of Slade’s Ferry Bancorp., headquartered in Somerset, Massachusetts. The Company also anticipates completing the acquisition of Benjamin Franklin Bancorp, Inc. in the second quarter of 2009.

From time to time in the ordinary course of business, the Company engages in preliminary discussions with potential acquisition targets. The consummation of any future acquisitions may dilute stockholder value.

Although the Company’s business strategy emphasizes organic expansion combined with acquisitions, there can be no assurance that, in the future, the Company will successfully identify suitable acquisition candidates, complete acquisitions and successfully integrate acquired operations into our existing operations or expand into new markets. There can be no assurance that acquisitions will not have an adverse effect upon the Company’s operating results while the operations of the acquired business are being integrated into the Company’s operations. In addition, once integrated, acquired operations may not achieve levels of profitability comparable to those achieved by the Company’s existing operations, or otherwise perform as expected. Further, transaction-related expenses may adversely affect the Company’s earnings. These adverse effects on the Company’s earnings and results of operations may have a negative impact on the value of the Company’s stock.

The Company’s participation in the U.S. Treasury’s Capital Purchase Program (“CPP”), which requires preferred dividend payments, may hinder the Company’s ability to pay common dividends.  Under the CPP, the Company issued preferred shares to the United States Treasury. Under this agreement, dividends on these preferred shares are paid on a quarterly basis. Preferred dividends are superior to common dividends and as a result, must be paid prior to any common dividends being paid. Adverse changes in earnings, capital levels and other factors as well as the subordinate position of the common stock relative to the preferred shares, may preclude the payment of common dividends in the future.

Difficult market conditions have adversely affected the industry in which the Company operates.  Dramatic declines in the housing market over the past year, with falling home prices and increasing foreclosures, and unemployment, have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including Government-Sponsored Entities as well as major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative and cash securities, in turn, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets could materially affect the Company’s business, financial condition and results of operations. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on the Company and others in the financial services industry. In particular, the Company may face the following risks in connection with these events:

•	The Company may expect to face increased regulation of its industry. Compliance with such regulation may increase its costs and limit its ability to pursue business opportunities.

•	Market developments may affect customer confidence levels and may cause increases in loan delinquencies and default rates, which the Company expects could impact its loan charge-offs and provision for loan losses.

•	Continued illiquidity in the capital markets for certain types of investment securities may cause additional other-than-temporary impairment charges to the Company’s income statement.

•	The Company’s ability to borrow from other financial institutions or to access the debt or equity capital markets on favorable terms or at all could be adversely affected by further disruptions in the capital markets or other events, including actions by rating agencies and deteriorating investor expectations.

•	Competition in the industry could intensify as a result of the increasing consolidation of financial services companies in connection with current market conditions.

•	The Company may be required to pay significantly higher FDIC premiums because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits.

The Company’s securities portfolio performance in difficult market conditions could have adverse effects on the Company’s results of operations.  Under Generally Accepted Accounting Principles, the Company is required to review the Company’s investment portfolio periodically for the presence of other-than-temporary impairment of its securities, taking into consideration current market conditions, the extent and nature of change in fair value, issuer rating changes and trends, volatility of earnings, current analysts’ evaluations, the Company’s ability and intent to hold investments until a recovery of fair value, as well as other factors. Adverse developments with respect to one or more of the foregoing factors may require us to deem particular securities to be other-than-temporarily impaired, with the reduction in the value recognized as a charge to the Company’s earnings. Recent market volatility has made it extremely difficult to value certain of the Company’s securities. Subsequent valuations, in light of factors prevailing at that time, may result in significant changes in the values of these securities in future periods. Any of these factors could require the Company to recognize further impairments in the value of the Company’s securities portfolio, which may have an adverse effect on the Company results of operations in future periods.

There can be no assurance that recent action by governmental agencies and regulators, as well as recently enacted legislation authorizing the U.S. government to invest in, and purchase large amounts of illiquid assets from, financial institutions will help stabilize the U.S. financial system.  In 2008 and early 2009 the U.S. Government has taken steps to stabilize and stimulate the financial services industry and overall U.S. economy, including the enrollment of the Emergency Economic Stabilization Act of 2008 (the “EESA”) and the American Recovery and Reinvestment Act of 2009 (the “ARRA”). These enrollments reflect an initial legislative response to the financial crises affecting the banking system and financial markets and going concern threats to financial institutions. Pursuant to the EESA, the U.S. Treasury will have the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments for financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. The ARRA represents a further effort by the U.S. government to stabilize and stimulate the U.S. economy. At this time the effects of the ESSA and the ARRA are unknown. The failure of the EESA to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect the Company’s business, financial condition, results of operations, access to credit or the trading price of its common stock. As an initial program, the U.S. Treasury is exercising its authority to purchase an aggregate of $250 billion of capital instruments from the financial entities throughout the United States. There can be no assurance, however, as to the actual impact that the EESA will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced.

Impairment of goodwill and/or intangible assets could require charges to earnings, which could result in a negative impact on our results of operations.  Goodwill arises when a business is purchased for an amount greater than the net fair value of its assets. We have recognized goodwill as an asset on our balance sheet in connection with several recent acquisitions (see Note 10 “Goodwill and Identifiable Intangible Assets” of the Notes to the Consolidated Financial Statements in Item 8 hereof). When an intangible asset is determined to have an indefinite useful life, it shall not be amortized, and instead is evaluated for impairment. The Company evaluates goodwill and intangibles for impairment at least annually by comparing fair value to carrying amount. Although the Company determined that goodwill and other intangible assets were not impaired during 2008, a significant and sustained decline in our stock price and market capitalization, a significant decline in our expected future cash flows, a significant adverse change in the business climate, slower growth rates or other factors could result in impairment of goodwill or other intangible assets. If the Company were to conclude that a future write-down of our goodwill or intangible assets are necessary, then the Company would record the appropriate charge to earnings, which could be materially adverse to our results of operations and financial position.

Deterioration in the Federal Home Loan Bank Boston’s (“FHLBB”) capital might restrict the FHLBB’s ability to meet the funding needs of its members, cause the suspension of its dividend to continue and cause its stock to be determined to be impaired.  Significant components of the Bank’s liquidity needs are met through its access to funding pursuant to its membership in the Federal Home Loan Bank of Boston (“FHLBB”). The FHLBB is a cooperative that provides services to its member banking institutions. The primary reason for joining the FHLBB is to obtain funding from the FHLBB. The purchase of stock in the FHLBB is a requirement for a member to gain access to funding.

In February 2009, FHLBB announced that it has indefinitely suspended its dividend payment beginning in the first quarter of 2009, and will continue the moratorium, put into effect during the fourth quarter of 2008, on all excess stock repurchases in an effort to help preserve capital. As a significant portion of the Bank’s liquidity needs are satisfied through its access to funding pursuant to its membership in the FHLBB, should the FHLBB experience further deterioration in its capital, it may restrict the FHLBB’s ability to meet the funding needs of its members, and as result, may have an adverse affect on the Bank’s liquidity position. Further, as a FHLBB stockholder, the Bank’s net income will be adversely impacted by the suspension of the dividend and would be further adversely impacted should the stock be determined to be impaired.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

At December 31, 2008, the Bank conducted its business from its main office located at 288 Union Street, Rockland, Massachusetts and sixty banking offices located within Barnstable, Bristol, Norfolk and Plymouth Counties in Southeastern Massachusetts and Cape Cod. In addition to its main office, the Bank leased forty-five of its branches and owned the remaining fifteen branches. In addition to these branch locations, the Bank had four remote ATM locations all of which were leased. On February 1, 2008, the Bank closed its branch located at 336 Route 28, Harwichport, MA. This branch was consolidated into the branch located at 932 Route 28, West Dennis, MA. On March 3, 2008 the Bank completed the conversion of Slades and opened nine new Rockland Trust branches in the Bristol County communities of Assonet, Fairhaven, Fall River (2), New Bedford, Seekonk, Somerset (2) and Swansea. On May 1, 2008 the Bank completed a sale/leaseback transaction on seventeen properties including the main office at 288 Union Street, Rockland, MA. The properties are located in the Barnstable County communities of Centerville, Chatham, Hyannis, Orleans, South Yarmouth and West Dennis; the Norfolk County community of Randolph and the Plymouth County communities of Brockton, Duxbury, Hanover, Hull, Middleboro (2), Pembroke, Plymouth, Rockland and Scituate. Sixteen of the locations are branch offices and one is the Bank’s Technology Center in Plymouth, MA. Each location has a lease term ranging from ten to fifteen years with four, five year lease renewal options. On November 24, 2008, the bank purchased the Mashpee Branch property.

	Banking	Remote
Massachusetts County	Offices	ATM	Deposits
			(Dollars in thousands)

Barnstable	14	—	$534,389
Bristol	12	1	456,195
Norfolk	6	1	200,417
Plymouth	29	2	1,388,079

Total	61	4	$2,579,080

The Bank’s administrative and operations locations are generally housed in four main campuses:

•	Corporate offices in Hanover, Massachusetts.

•	Technology and deposit services in Plymouth, Massachusetts.

•	Loan operations in Middleboro, Massachusetts.

•	Commercial lending administration in Brockton, Massachusetts.

There are a number of additional sales offices not associated with a branch location throughout the Bank’s footprint. The table below shows administrative offices by county at December 31, 2008:

County	Administrative Offices

Barnstable (Massachusetts)	1
Bristol (Massachusetts)	2
Middlesex (Massachusetts)	1
Norfolk (Massachusetts)	1
Plymouth (Massachusetts)	6
Providence (Rhode Island)	1

Total	12

For additional information regarding our premises and equipment and lease obligations, see Notes 6, “Bank Premises and Equipment” and 18, “Commitments and Contingencies,” respectively, to the Consolidated Financial Statements included in Item 8 hereof.

Item 3.	Legal Proceedings

As previously disclosed, Rockland Trust was the plaintiff in the federal court case commonly known as Rockland Trust Company v. Computer Associates International, Inc. n/k/a CA, Inc., United States District Court for the District of Massachusetts Civil Action No. 95-11683-DPW (the “CA Case”). The CA Case, which was filed in 1995, arose from disputes over a contract signed in 1991 for software that CA sold to Rockland Trust.

On August 31, 2007 the judge in the CA Case issued a decision which directed the Clerk to enter judgment for CA “in the amount of $1,089,113.73 together with prejudgment interest in the amount of $272,278 for a total of $1,361,392.” On September 5, 2007 Rockland Trust paid that judgment from an accrual established on June 30, 2007.

On August 1, 2008 the judge in the CA Case issued a decision which stated that CA has “a right to recover attorney’s fees and expenses in this litigation.” On August 4, 2008 the Company established a $1.5 million reserve for potential liability associated with the August 1, 2008 decision, effective as of June 30, 2008. On September 26, 2008 Rockland Trust and CA signed a Settlement Agreement that finally resolved all matters pertaining to the CA Case including, but not limited to, CA’s claim for attorney fees and costs. On September 26, 2008 Rockland Trust made a $750,000 payment to CA pursuant to the Settlement Agreement from the $1.5 million reserve established on August 4, 2008. The Company has reversed the $750,000 remaining reserve balance.

Rockland Trust is not otherwise involved in any legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Management believes that those routine legal proceedings involve, in the aggregate, amounts that are immaterial to the Company’s financial condition and results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders in the fourth quarter of 2008.

PART II

Item 5.	Market for Independent Bank Corp.’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a.) Independent Bank Corp.’s common stock trades on the National Association of Securities Dealers Automated Quotation System (“NASDAQ”) under the symbol INDB. The Company declared cash dividends of $0.72 per share in 2008 and $0.68 per share in 2007. The ratio of dividends paid to earnings in 2008 and 2007 was 48.95% and 33.41%, respectively.

Payment of dividends by the Company on its common stock is subject to various regulatory restrictions and guidelines. Since substantially all of the funds available for the payment of dividends are derived from the Bank, future dividends will depend on the earnings of the Bank, its financial condition, its need for funds, applicable governmental policies and regulations, and other such matters as the Board of Directors deem appropriate. The Company’s participation in CPP subsequent to year end requires the payment of a dividend on preferred shares, prior to any common dividends being paid. While participating in this program, the Company will need to obtain the U.S. Treasury’s consent for any increase in common dividends per share for the first three years of participation. Management believes that the Bank will continue to generate adequate earnings to continue to pay preferred and common dividends on a quarterly basis.

The following schedule summarizes the closing price range of common stock and the cash dividends paid for the fiscal years 2008 and 2007.

Table 1 — Price Range of Common Stock

2008	High	Low	Dividend

4th Quarter	$31.97	$19.02	$0.18
3rd Quarter	39.17	20.12	0.18
2nd Quarter	31.77	23.83	0.18
1st Quarter	31.91	24.00	0.18

2007	High	Low	Dividend

4th Quarter	$31.17	$26.86	$0.17
3rd Quarter	31.30	26.60	0.17
2nd Quarter	32.95	28.75	0.17
1st Quarter	36.01	30.09	0.17

As of December 31, 2008 there were 16,285,455 shares of common stock outstanding which were held by approximately 2,201 holders of record. The closing price of the Company’s stock on December 31, 2008 was $26.16. The number of record holders may not reflect the number of persons or entities holding stock in nominee name through banks, brokerage firms and other nominees.

The information required by S-K Item 201 (d) is incorporated by reference from Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters hereof.

Comparative Stock Performance Graph

The stock performance graph below and associated table compare the cumulative total shareholder return of the Company’s common stock from December 31, 2003 to December 31, 2008 with the cumulative total return of the NASDAQ Composite Index (U.S. Companies) and the SNL Bank NASDAQ Index. The lines in the graph and the numbers in the table below represent monthly index levels derived from compounded daily returns that include reinvestment or retention of all dividends. If the monthly interval, based on the last day of fiscal year, was not a trading day, the preceding trading day was used. The index value for all of the series was set to 100.00 on December 31, 2003 (which assumes that $100.00 was invested in each of the series on December 31, 2003).

Independent Bank Corp.
Total Return Performance

	Period Ending
Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08

Independent Bank Corp.	100.00	121.44	104.79	134.91	104.27	102.87
NASDAQ Composite Index	100.00	109.15	111.47	123.04	136.15	81.72
SNL Bank NASDAQ Index	100.00	114.61	111.12	124.75	97.94	71.13

(b.) Not applicable

(c.) Not applicable

Item 6.	Selected Financial Data

The selected consolidated financial and other data of the Company set forth below does not purport to be complete and should be read in conjunction with, and is qualified in its entirety by, the more detailed information, including the Consolidated Financial Statements and related notes, appearing elsewhere herein.

	As of or For the Years Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands, except per share data)

FINANCIAL CONDITION DATA:
Securities available for sale	$600,291	$444,258	$417,088	$581,516	$680,286
Securities held to maturity	32,789	45,265	76,747	104,268	107,967
Loans	2,660,887	2,042,952	2,024,909	2,040,808	1,916,358
Allowance for loan losses	37,049	26,831	26,815	26,639	25,197
Total assets	3,628,469	2,768,413	2,828,919	3,041,685	2,943,926
Total deposits	2,579,080	2,026,610	2,090,344	2,205,494	2,060,235
Total borrowings(1)	695,317	504,344	493,649	587,810	655,161
Stockholders’ equity	305,274	220,465	229,783	228,152	210,743
Non-performing loans	26,933	7,644	6,979	3,339	2,702
Non-performing assets	29,883	8,325	7,169	3,339	2,702
OPERATING DATA:
Interest income	$176,388	$159,738	$167,693	$155,661	$134,613
Interest expense(1)	58,926	63,555	65,038	49,818	36,797
Net interest income	117,462	96,183	102,655	105,843	97,816
Provision for loan losses	10,888	3,130	2,335	4,175	3,018
Non-interest income	28,084	32,051	26,644	27,273	28,355
Non-interest expenses	104,143	87,932	79,354	80,615	77,691
Minority interest expense(1)	—	—	—	—	1,072
Net income	23,964	28,381	32,851	33,205	30,767
PER SHARE DATA:
Net income — Basic	$1.53	$2.02	$2.20	$2.16	$2.06
Net income — Diluted	1.52	2.00	2.17	2.14	2.03
Cash dividends declared	0.72	0.68	0.64	0.60	0.56
Book value(2)	18.75	16.04	15.65	14.81	13.75
Tangible book value per share(3)	11.03	11.64	11.80	11.12	10.01
OPERATING RATIOS:
Return on average assets	0.73%	1.05%	1.12%	1.11%	1.13%
Return on average equity	8.20%	12.93%	14.60%	15.10%	16.27%
Net interest margin (on a fully tax equivalent basis)	3.95%	3.90%	3.85%	3.88%	3.95%
Equity to assets	8.41%	7.96%	8.12%	7.50%	7.16%
Dividend payout ratio	48.95%	33.41%	29.10%	27.79%	27.23%

	As of or For the Years Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands, except per share data)

ASSET QUALITY RATIOS:
Non-performing loans as a percent of gross loans	1.01%	0.37%	0.34%	0.16%	0.14%
Non-performing assets as a percent of total assets	0.82%	0.30%	0.25%	0.11%	0.09%
Allowance for loan losses as a percent of total loans	1.39%	1.31%	1.32%	1.31%	1.31%
Allowance for loan losses as a percent of non-performing loans	137.56%	351.01%	384.22%	797.81%	932.53%
CAPITAL RATIOS:
Tier 1 leverage capital ratio	7.55%	8.02%	8.05%	7.71%	7.06%
Tier 1 risk-based capital ratio	9.50%	10.27%	11.05%	10.74%	10.19%
Total risk-based capital ratio	11.85%	11.52%	12.30%	11.99%	11.44%

(1)	Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46 Revised, “Consolidation of Variable Interest Entities — an Interpretation of Accounting Research Bulletin No. 51” (“FIN 46R”) required the Company to deconsolidate its two subsidiary trusts (Independent Capital Trust III and Independent Capital Trust IV) on March 31, 2004. The result of deconsolidating these subsidiary trusts is that preferred securities of the trusts, which were classified between liabilities and equity on the balance sheet (mezzanine section), no longer appear on the consolidated balance sheet of the Company. The related minority interest expense also is no longer included in the consolidated statement of income. Due to FIN 46R, the junior subordinated debentures of the parent company that were previously eliminated in consolidation are now included on the consolidated balance sheet within total borrowings. The interest expense on the junior subordinated debentures is included in the calculation of net interest margin of the consolidated company, negatively impacting the net interest margin by approximately 0.13% for the twelve months ending December 31, 2004 on an annualized basis. There is no impact on net income as the amount of interest previously recognized as minority interest is equal to the amount of interest expense that is recognized currently in the net interest margin offset by the dividend income on the subsidiary trusts common stock recognized in other non-interest income.

(2)	Calculated by dividing total stockholders’ equity by the total outstanding shares as of the end of each period.

(3)	Calculated by dividing stockholders’ equity less goodwill and intangible assets by the net outstanding shares as of the end of each period. Beginning in 2008, goodwill and intangible assets are subtracted from equity net of any related deferred taxes.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Slade’s Ferry Trust I was an existing statutory trust of Slade’s Ferry Bancorp. (“Slades”), which was acquired by the Company effective March 1, 2008 (see Note 11, “Acquisition” within Notes to the Consolidated Financial Statements included in Item 8 hereof for more information). Trust V and Slade’s Ferry Trust I are not included in the Company’s consolidated financial statements in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46R (“FIN 46R”).

During the year ended December 31, 2008, the Company merged subsidiaries which were acquired as part of the Slade’s Ferry Bancorp. acquisition, namely Slade’s Ferry Securities Corporation, Slade’s Ferry Security Corporation II, and Slade’s Ferry Realty Trust, with and into Rockland Trust with Rockland Trust as the surviving entity. As of December 31, 2008 the Bank had the following corporate subsidiaries, all of which were wholly-owned by the Bank and were included in the Company’s consolidated financial statements:

•	Four Massachusetts security corporations, namely Rockland Borrowing Collateral Securities Corp., Rockland IMG Collateral Securities Corp., Rockland Deposit Collateral Securities Corp., and Taunton Avenue Securities Corp., which hold securities, industrial development bonds, and other qualifying assets;

•	Rockland Trust Community Development Corporation (the “Parent CDE”) which, in turn, has three wholly-owned corporate subsidiaries named Rockland Trust Community Development LLC (“RTC CDE I”), Rockland Trust Community Development Corporation II (“RTC CDE II”), and Rockland Trust Community Development Corporation III (“RTC CDE III”), which was formed during 2008. The Parent CDE, CDE I, CDE II, and CDE III were all formed to qualify as community development entities under federal New Markets Tax Credit Program criteria; and

•	Compass Exchange Advisors LLC (“CEA LLC”) which provides like-kind exchange services pursuant to section 1031 of the Internal Revenue Code.

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

Effective March 1, 2008, the Company completed its acquisition of Slade’s Ferry Bancorp., parent of Slades Bank. This acquisition had a significant impact on comparative period results and will be discussed throughout the document as it applies (see Note 11, “Acquisition”, within Notes to the Consolidated Financial Statements included in Item 8 for more information).

During 2008, management continued to implement its strategy to alter the overall composition of the Company’s earning assets in order to focus resources in higher return segments. This strategy encompasses a focus on commercial lending, a strong core deposit franchise and growth in fee revenue, particularly in the wealth management area. The Company reported diluted earnings per share of $1.52 for the year ending December 31, 2008, representing a decrease of 24.0% from the same period in the prior year.

The Company recorded other-than-temporary impairment (“OTTI”) on certain investment grade pooled trust preferred securities, resulting in a negative charge to non-interest income of approximately $7.2 million, for the year ended December 31, 2008. The Company routinely reviews its investment securities for OTTI and during its review noted that certain issuers had — as contractually permitted — deferred interest payments. Upon consideration of the deferred interest payments and other factors, including the severity and duration of the unrealized loss positions, the Company recorded a loss for the year ended December 31, 2008.

The Company reported net income of $24.0 million for the twelve months ending December 31, 2008, a decrease of 15.6%, as compared to the same period in 2007. Excluding certain non-core items mentioned below, net operating earnings were $25.3 million for the year ended December 31, 2008, down 16.0% from the same period in the prior year.

The following tables summarizes the impact of non-core items recorded for the time periods indicated below:

RECONCILIATION TABLE — NON-GAAP FINANCIAL INFORMATION
Year to Date Ending December 31,

					Diluted
	Pretax Earnings		Net Income		Earnings per Share
	2008	2007	2008	2007	2008	2007
	(Dollars in thousands, except per share amounts)

AS REPORTED (GAAP)	$30,515	$37,172	$23,964	$28,381	$1.52	$2.00
	IMPACT OF NON-CORE ITEMS
Net Interest Income Components
Write-Off of Debt Issuance Cost, net of tax	—	907	—	590	—	0.04
Non-Interest Income Components
Net Loss on Sale of Securities	609	—	396	—	0.03	—
Non-Interest Expense Components
Executive Early Retirement Costs	—	406	—	264	—	0.02
Litigation Reserve/Recovery	750	1,361	488	885	0.03	0.07
WorldCom Bond Loss Recovery	(418)	—	(272)	—	(0.02)	—
Merger & Acquisition Expenses	1,120	—	728	—	0.05	—

TOTAL IMPACT OF NON-CORE ITEMS	2,061	2,674	1,340	1,739	0.09	0.13

AS ADJUSTED (NON-GAAP)	$32,576	$39,846	$25,304	$30,120	$1.61	$2.13

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

A key determinant in the Company’s profitability is the net interest margin which represents the difference between the yield on interest earning assets and the cost of liabilities. The Company’s net interest margin has been effectively managed within a tight range during this volatile interest rate environment. The Company’s net interest margin was 3.95% and 3.90% for the years ended December 31, 2008 and December 31, 2007, respectively.

The following graph shows the trend in the Company’s net interest margin versus the Federal Funds Rate for nine quarters beginning with the quarter ended December 31, 2006 and ending with the quarter ended December 31, 2008:

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

While changes in the prevailing interest rate environment (see Historical U.S. Treasury Yield Curve graph below) have, and will continue to have, an impact on the Company’s earnings, management strives to mitigate volatility in net interest income resulting from changes in benchmark interest rates through adjustable rate asset generation, effective liability management, and utilization of off-balance sheet interest rate derivatives. (For a discussion of interest rate derivatives and interest rate sensitivity see the Asset/Liability Management section, Table 23 — “Derivatives Positions”, and Market Risk section, Table 25 — “Interest Rate Sensitivity” within the Management’s Discussion and Analysis of Financial Condition and Results of Operations hereof.)

Below is a graph showing the historical U.S. Treasury yield curve for the past four years for periods ending December 31.

Historical U.S. Treasury Yield Curve

“A yield curve is a graphic line chart that shows interest rates at a specific point for all securities having equal risk, but different maturity dates.”1 “A flat yield curve is one in which there is little difference between short-term and long-term rates for bonds of the same credit quality. When short- and long-term bonds are offering equivalent yields, there is usually little benefit in holding the longer-term instruments — that is, the investor does not gain any excess compensation for the risks associated with holding longer-term securities. For example, a flat yield curve on U.S. Treasury Securities would be one in which the yield on a two-year bond is 5% and the yield on a 30-year bond is 5.1%.”2

The Company’s return on average assets and return on average equity were 0.73% and 8.20%, respectively, for the year ended December 31, 2008. The Company’s return on average assets and return on average equity were 1.05% and 12.93%, respectively, for the year ended December 31, 2007.

Non-interest income decreased by 12.4%, for the year ended December 31, 2008 compared to the year ended December 31, 2007. Excluding the losses on the sale of securities and the loss on the write-down of investments to fair value recognized during the year ended December 31, 2008, non-interest income increased $3.9 million, or 12.0%, when compared to 2007. See the table below for a reconciliation of non-interest income as adjusted.

	Twelve Months Ended
	December 31,
	2008	2007	$ Variance	% Variance
	(Dollars in thousands)

Non-Interest Income GAAP	$28,084	$32,051	$(3,967)	(12.4)%
Add — Net Loss on Sale of Securities	609	—	609	n/a
Add — Loss on Write-Down of Investments to Fair Value	7,216	—	7,216	n/a

Non-Interest Income as Adjusted	$35,909	$32,051	$3,858	12.0%

The Company’s Wealth Management product set had aggregate revenues of $11.1, which have grown by 37.3% for the year ended December 31, 2008 as compared to the same period in 2007. Assets under management amounted to $1.1 billion, a decrease of $165.1 million, or 12.8%, as compared to the assets under management at

1 The Free Dictionary.com
2  Investopedia.com

December 31, 2007. This decrease is due to the difficult stock market downturn experienced in the latter part of 2008. The table below shows the assets under management since year-end 2004:

Wealth Management
Assets Under Management as of December 31,
(Dollars in millions)

Non-interest expense has grown by 18.4% for the twelve month period ended December 31, 2008, as compared to the same period in the prior year. When adjusting the reported level of non-interest expense for merger and acquisition expenses, a litigation reserve, and a recovery on WorldCom bonds, in 2008, non-interest expense increased $16.5 million, or 19.2%, for the twelve months ending December 31, 2008, as compared to the same period in 2007, which excluded expenses associated with a litigation reserve and costs associated with the early retirement of an executive. See the table below for a reconciliation of non-interest expense as adjusted.

	Twelve Months Ended
	December 31,
	2008	2007	$ Variance	% Variance
	(Dollars in thousands)

Non-Interest Expense GAAP	$104,143	$87,932	$16,211	18.4%
Less — Executive Early Retirement Costs	—	(406)	406	n/a
Less — Merger & Acquisition Expenses	(1,120)	—	(1,120)	n/a
Less — Litigation Reserve	(750)	(1,361)	611	(44.9)%
Add — WorldCom Bond Loss Recovery	418	—	418	n/a

Non-Interest Expense as Adjusted	$102,691	$86,165	$16,526	19.2%

The increase in expenses is primarily attributable to the Slades acquisition which closed in the first quarter of 2008.

As the interest rate environment during the past couple of years had not been conducive to maintaining or increasing the securities portfolio, the Company had permitted the securities portfolio to run-off causing it to decrease on both a relative basis (as a percent of earning assets) and an actual basis. However, during 2008, as the yield curve steepened and as the balance sheet grew, the Company decided to maintain the relative size of the securities portfolio.

During 2008, the Company sold $50.0 million in agency securities resulting in a gain on sale of $133,000 and sold the majority of Slades’ investment securities portfolio incurring a net loss of $742,000.

The following graph shows the level of the Company’s securities portfolio from December 2005 through December 2008:

Total Average Securities
(Dollars in millions)

Total deposits of $2.6 billion at December 31, 2008 increased $552.5 million, or 27.3%, compared to December 31, 2007. Of the increases, $410.8 million is a result of the Slades acquisition. The Company remains committed to deposit generation, with careful management of deposit pricing and selective deposit promotion, in an effort to control the Company’s cost of funds. In the current interest rate environment the Company is focused on pricing deposits for customer retention as well as core deposit growth.

Net loan charge-offs were higher for the year ended December 2008 than in December 2007, amounting to an annual rate of 24 basis points of average loans. The allowance for loan losses as a percentage of total loans was 1.39% at December 31, 2008 compared to 1.29% at September 30, 2008, and 1.31% at December 31, 2007, maintaining the allowance for loan losses at a level that management considers adequate to provide for probable loan losses based upon an evaluation of known and inherent risks in the loan portfolio. Nonperforming assets were 0.82% of assets at December 31, 2008, and 0.30% of assets at December 31, 2007. (See Table 6 of Nonperforming Assets/ Loans for detail on nonperforming assets.) Provision for loan losses were $5.6 million and $10.9 million for the quarter and year to date periods, respectively, an increase of $4.2 million and $7.8 million from the respective year ago periods. The increase in provision is mainly driven by growth in the loan portfolio, increased levels of loan delinquency, and non-performing loans.

The following graph depicts the Company’s non-performing assets to total assets at the periods indicated:

Non-Performing Assets
(Dollars in millions)

Non-performing assets were 0.82% of total assets at December 31, 2008, as compared to 0.51% at September 30, 2008. Increases on a linked quarter basis were primarily in commercial and commercial real estate combined, which were up about $7.4 million, and residential real estate up $2.7 million. Due to the current economic environment, residential non-performing assets are taking longer to resolve as they enter non-performing status and head through the Company’s modification pipeline. As a result, the Company anticipates that residential non-performing assets will increase for a period of time.

Some of the Company’s other highlights for the year ended December 31, 2008 included:

•	Effective March 1, 2008, the Company completed the acquisition of Slades, parent of Slade’s Ferry Trust Company doing business as Slades Bank. Slades Bank had 9 branches located in the south coast of Massachusetts and along the Rhode Island border and $663 million in total assets of which $466 million are attributable to the loan portfolio, and $586.4 million in total liabilities, of which $410.8 million is attributable to total deposits. The transaction was valued at approximately $102 million.

•	During the second quarter of 2008, Rockland Trust completed a sale and leaseback transaction consisting of 17 branch properties and various individual office buildings. In total the Company sold and concurrently leased back $27.6 million in land and buildings with associated accumulated depreciation of $9.4 million. Net proceeds were $32.2 million, resulting in a gain of $13.2 million, net of transaction costs of $753,000. The gain was deferred and is being amortized ratably over the lease terms of the individual buildings, which terms are either 10 or 15 years, through rent expense as a part of occupancy and equipment. The transaction was immediately accretive to 2008 earnings.

•	Rockland issued $30 million of subordinated debt to USB Capital Resources Inc., a wholly-owned subsidiary of U.S. Bank National Association. Rockland has received the $30 million derived from the sale of the subordinated debt and intends to use the proceeds to support growth and for other corporate purposes. The subordinated debt, which qualifies as Tier 2 regulatory capital, has a 10 year maturity and may be called at the option of the Company after five years. The subordinated debt is priced at a fixed rate of 7.02% for the first five year period.

•	The Company made a $6.8 million capital contribution during the first quarter of 2008 into Rockland Trust Community Development Corporation II (“RTC CDE II”) to complete the implementation of a $45 million tax credit allocation authority awarded under the New Markets Tax Credit Program.

•	The quarterly dividend increased 5.9% to $0.18 per share effective the first quarter of 2008.

•	In the fourth quarter of 2008 the Company announced its intention to acquire Benjamin Franklin Bancorp, Inc., a $1.0 billion savings bank located in the western suburbs of Boston. The contiguous acquisition will allow the Company to continue to expand into attractive markets.

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

The Company makes use of two types of allowances for loan losses: specific and general. A specific allowance may be assigned to a loan that is considered to be impaired. Certain loans are evaluated individually for impairment and are judged to be impaired when management believes it is probable that the Bank will not collect all of the contractual interest and principal payments as scheduled in the loan agreement. Judgment is required with respect to designating a loan as impaired and determining the amount of the required specific allowance. Management’s judgment is based upon its assessment of probability of default, loss given default, and exposure at default. Changes in these estimates could be due to a number of circumstances which may have a direct impact on the provision for loan losses and may result in changes to the amount of allowance.

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

The allowance is increased by provisions for loan losses and by recoveries of loans previously charged-off and is reduced by loans charged-off. For a full discussion of the Company’s methodology of assessing the adequacy of the allowance for loan losses, see the “Allowance for Loan Losses” and “Provision for Loan Losses” sections within this section, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Income Taxes:  The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” as interpreted by FIN 48, “Accounting for Uncertainty in Income Taxes,” resulting in two components of income tax expense, current and deferred. Taxes are discussed in more detail in Note 12, “Income Taxes” within Notes to the Consolidated Financial Statements included in Item 8 hereof. Accrued taxes represent the net estimated amount due to or to be received from taxing authorities in the current year. In estimating accrued taxes, management assesses the relative merits and risks of the appropriate tax treatment of transactions taking into account statutory, judicial, and regulatory guidance in the context of our tax position. Deferred tax assets/liabilities represent differences between when a tax benefit or expense is recognized for book purposes and on the Company’s tax return. Future tax assets are assessed for recoverability. The Company would record a valuation allowance if it believes based on available evidence, that it is more likely than not that the future tax assets recognized will not be realized before their expiration. The amount of the future income tax asset recognized and considered realizable could be reduced if projected income is not achieved due to various factors such as unfavorable business conditions. If projected income is not expected to be achieved, the Company would record a valuation allowance to reduce its future tax assets to the amount that it believes can be realized in its future tax returns. The Company had no recorded tax valuation allowance as of December 31, 2008. Additionally, deferred tax assets/liabilities are calculated based on tax rates expected to be in effect in future periods. Previously recorded tax assets and liabilities need to be adjusted when the expected date of the future event is revised based upon current information. The Company may record a liability for unrecognized tax benefits related to uncertain tax positions taken by the Company on its tax returns for which there is less than a 50% likelihood of being recognized upon a tax examination. All movements in unrecognized tax benefits are recognized through the provision for income taxes. At December 31, 2008, the Company had a $211,000 liability for uncertain tax benefits.

Valuation of Goodwill/Intangible Assets and Analysis for Impairment:  The Company has increased its market share through the acquisition of entire financial institutions accounted for under the purchase method of accounting, as well as from the acquisition of branches (not the entire institution) and other non-banking entities. For acquisitions accounted for under the purchase method and the acquisition of branches, the Company is required to record assets acquired and liabilities assumed at their fair value which is an estimate determined by the use of internal or other valuation techniques. These valuation estimates result in goodwill and other intangible assets. Goodwill is subject to ongoing periodic impairment tests and is evaluated using a two step impairment approach. Step one of the impairment testing compares book value to the market value of the Company’s stock, or to the fair value of the reporting unit. If test one is failed a more detailed analysis is performed, which involves measuring the excess of the fair value of the reporting unit, as determined in step one, over the aggregate fair value of the individual assets, liabilities, and identifiable intangibles as if the reporting unit was being acquired in a business combination. During 2008 the Company passed step one and no further analysis was required. As a result of such impairment testing, the Company determined goodwill was not impaired. The Company’s intangible assets are also subject to ongoing periodic impairment testing. The Company tests each of the intangibles by comparing the carrying value of the intangible to the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The Company performs undiscounted cash flow analyses to determine if impairment exists.

Valuation of Securities for Impairment:  Securities that the Company has the ability and intent to hold until maturity are classified as securities held-to-maturity and are accounted for using historical cost, adjusted for amortization of premium and accretion of discount. Trading securities are carried at fair value, with unrealized gains and losses recorded in other non-interest income. All other securities are classified as securities available-for-sale and are carried at fair market value. The fair values of securities are based on either quoted market prices, third party pricing services, or third party valuation specialists. Unrealized gains and losses on securities available-for-sale are reported, on an after-tax basis, as a separate component of stockholders’ equity in accumulated other comprehensive income.

The cost of securities sold is based on the specific identification method. On a quarterly basis, the Company makes an assessment to determine whether there have been any events or circumstances to indicate that a security for which there is an unrealized loss is impaired on an other-than-temporary basis. The Company considers many factors including the severity and duration of the impairment; the intent and ability of the Company to hold the security for a period of time sufficient for a recovery in value; recent events specific to the issuer or industry; and for debt securities, external credit ratings and recent downgrades. The term other-than-temporary is not intended to indicate that the decline is permanent. It indicates that the prospects for near-term recovery are not necessarily favorable or that there is a lack of evidence to support fair values greater than or equal to the carrying value of the investment. Securities for which there are unrealized losses that are deemed to be other-than-temporary are written down to fair value with the write-down recorded as a recognized loss and included in non-interest income in the Consolidated Financial Statements.

Financial Position

The Company’s total assets increased by $860.1 million, or 31.1%, to $3.6 billion at December 31, 2008. Total securities increased $152.9 million, or 30.1%, and loans increased by $617.9 million, or 30.3%, during 2008. Total deposits increased by $552.5 million, or 27.3%, and total borrowings increased by $191.0 million, or 37.9%, during the same period. Stockholders’ equity increased by $84.8 million in 2008. The increases in the Company’s balance sheet are primarily a result of the Slades acquisition which closed in March 2008 as well as organic growth. The acquisition had a significant impact on comparative period results and will be discussed throughout as it applies.

Loan Portfolio  Management has focused on changing the overall composition of the balance sheet by emphasizing the commercial and home equity lending categories while placing less emphasis on indirect auto lending and portfolio residential lending. While changing the composition of the Company’s loan portfolio has led to a slower growth rate, management believes the change to be prudent in the prevailing interest rate and economic environment. At December 31, 2008, the Bank’s loan portfolio amounted to $2.7 billion, an increase of $617.9 million, or 30.3%, from year-end 2007. Total commercial loans increased by $447.8 million, or 40.0%, with commercial real estate comprising most of the change with an increase of $328.9 million, or 41.2%. Small business loans totaled $86.7 million at December 31, 2008, an increase of $16.7 million, or 23.9%, from December 31, 2007. Home equity loans increased $97.5 million, or 31.6%, during the year ended December 31, 2008. Consumer auto loans decreased $28.1 million, or 18.0%, and total residential real estate loans increased $91.2 million, or 26.7%, during the year ended December 31, 2008, mainly due to the Slades acquisition.

The following table sets forth information concerning the composition of the Bank’s loan portfolio by loan type at the dates indicated.

Table 2 — Loan Portfolio Composition

	At December 31,
	2008		2007		2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Commercial and Industrial	$270,832	10.2%	$190,522	9.3%	$174,356	8.6%	$155,081	7.6%	$156,260	8.2%
Commercial Real Estate	1,126,295	42.3%	797,416	39.0%	740,517	36.5%	683,240	33.5%	613,300	32.0%
Commercial Construction	171,955	6.5%	133,372	6.5%	119,685	5.9%	140,643	6.9%	126,632	6.6%
Small Business	86,670	3.3%	69,977	3.4%	59,910	3.0%	51,373	2.5%	43,673	2.3%
Residential Real Estate	413,024	15.5%	323,847	16.0%	378,368	18.7%	428,343	21.0%	427,556	22.3%
Residential Construction	10,950	0.4%	6,115	0.3%	7,277	0.4%	8,316	0.4%	7,316	0.4%
Residential Loans Held for Sale	8,351	0.3%	11,128	0.5%	11,859	0.6%	5,021	0.2%	10,933	0.6%
Consumer — Home Equity	406,240	15.2%	308,744	15.1%	277,015	13.7%	251,852	12.4%	194,647	10.2%
Consumer — Auto	127,956	4.8%	156,006	7.6%	206,845	10.2%	263,179	12.9%	283,964	14.8%
Consumer — Other	38,614	1.5%	45,825	2.3%	49,077	2.4%	53,760	2.6%	52,077	2.7%

Gross Loans	2,660,887	100.0%	2,042,952	100.0%	2,024,909	100.0%	2,040,808	100.0%	1,916,358	100.0%

Allowance for Loan Losses	37,049		26,831		26,815		26,639		25,197

Net Loans	$2,623,838		$2,016,121		$1,998,094		$2,014,169		$1,891,161

The following table sets forth the scheduled contractual amortization of the Bank’s loan portfolio at December 31, 2008. Loans having no schedule of repayments or no stated maturity are reported as due in one year or less. Adjustable rate mortgages are included in the adjustable rate category.

The following table also sets forth the rate structure of loans scheduled to mature after one year.

Table 3 — Scheduled Contractual Loan Amortization At December 31, 2008

		Commercial	Commercial		Small	Residential	Residential	Residential	Consumer	Consumer	Consumer
	Commercial	Real Estate	Construction		Business	Real Estate	Construction	Held for Sale	Home Equity	Auto	Other	Total
	(Dollars in thousands)

Amounts due in:
One year or less	$144,394	$186,093	$72,395		$31,842	$17,782	$10,950	$8,351	$42,544	$42,175	$13,321	$569,847
After one year through five years	85,316	584,111	58,150		46,556	76,358	—	—	103,747	83,537	14,635	1,052,410
Beyond five years	41,122	356,091	41,409		8,272	318,884	—	—	259,950	2,244	10,658	1,038,630

Total	$270,832	$1,126,295	$171,955	(1)	$86,670	$413,024	$10,950	$8,351	$406,240	$127,956	$38,614	$2,660,887

Interest rate terms on amounts due after one year:
Fixed Rate	$51,154	$856,384	$49,459		$37,504	$203,252	$—	$—	$114,479	$85,781	$25,293	$1,423,306
Adjustable Rate	75,284	83,818	50,100		17,324	191,990	—	—	249,218	—	—	667,734

(1)	Includes certain construction loans that convert to commercial mortgages. These loans are reclassified to commercial real estate after the construction phase.

As of December 31, 2008, $3.4 million of loans scheduled to mature within one year were nonperforming.

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

During 2008 and 2007, the Bank originated residential loans with the intention of selling these loans in the secondary market. Loans are sold both with servicing rights released and servicing rights retained. The amounts of loans originated and sold with servicing rights released were $219.7 million and $205.4 million in 2008 and 2007, respectively. The amounts of loans originated and sold with servicing rights retained were $8.7 million and $3.9 million in 2008 and 2007, respectively.

The principal balance of loans serviced by the Bank on behalf of investors amounted to $250.5 million at December 31, 2008 and $255.2 million at December 31, 2007. The fair value of the servicing rights associated with these loans was $1.5 million and $2.1 million as of December 31, 2008 and 2007, respectively.

Asset Quality  The Bank actively manages all delinquent loans in accordance with formally drafted policies and established procedures. In addition, the Bank’s Board of Directors reviews delinquency statistics, by loan type, on a monthly basis.

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

On loans secured by one-to-four family, owner-occupied properties, the Bank attempts to work out an alternative payment schedule with the borrower in order to avoid foreclosure action. Any loans that are modified are reviewed by the Bank to identify if a troubled debt restructuring has occurred. A troubled debt restructuring is when, for economic or legal reasons related to a borrower’s financial difficulties, the Bank grants a concession to the borrower that it would not otherwise consider. The restructuring of the loan may include the transfer of assets from the borrower to satisfy the debt, a modification of loan terms, or a combination of the two. As of December 31, 2008 there were 16 loans that were listed as troubled debt restructures and at December 31, 2007 there were no troubled debt restructured loans. If such efforts by the Bank do not result in a satisfactory arrangement, the loan is referred to legal counsel whereupon counsel initiates foreclosure proceedings. At any time prior to a sale of the property at foreclosure, the Bank may and will terminate foreclosure proceedings if the borrower is able to work out a satisfactory payment plan. On loans secured by commercial real estate or other business assets, the Bank similarly seeks to reach a satisfactory payment plan so as to avoid foreclosure or liquidation. Due to current economic conditions the Company anticipates an increase in delinquencies in the future.

The following table sets forth a summary of certain delinquency information as of the dates indicated:

Table 4 — Summary of Delinquency Information

	At December 31, 2008				At December 31, 2007
	60-89 days		90 days or more		60-89 days		90 days or more
	Number	Principal	Number	Principal	Number	Principal	Number	Principal
	of Loans	Balance	of Loans	Balance	of Loans	Balance	of Loans	Balance
	(Dollars in thousands)

Commercial and Industrial	8	$1,672	9	$1,790	5	$191	5	$280
Commercial Real Estate	8	2,649	9	3,051	5	1,218	9	1,761
Commercial Construction	—	—	6	2,313	—	—	—	—
Small Business	12	303	32	1,025	9	212	15	332
Residential Real Estate	8	3,076	26	5,767	3	574	5	1,199
Residential Construction	—	—	—	—	—	—	—	—
Consumer — Home Equity	9	1,221	11	749	7	379	9	786
Consumer — Auto	94	869	75	552	55	530	78	676
Consumer — Other	44	256	42	205	51	272	31	126

Total	183	$10,046	210	$15,452	135	$3,376	152	$5,160

Nonaccrual Loans  As permitted by banking regulations, certain consumer loans past due 90 days or more continue to accrue interest. In addition, certain commercial and real estate loans that are more than 90 days past due may be kept on an accruing status if the loan is well secured and in the process of collection. As a general rule, within the commercial and real estate categories, or home equity loans more than 90 days past due with respect to principal or interest are classified as a nonaccrual loan. Income accruals are suspended on all nonaccrual loans and all previously accrued and uncollected interest is reversed against current income. A loan remains on nonaccrual status until it becomes current with respect to principal and interest (and in certain instances remains current for up to three months), when the loan is liquidated, or when the loan is determined to be uncollectible it is charged-off against the allowance for loan losses.

Nonperforming Assets  Nonperforming assets are comprised of nonperforming loans, nonperforming securities, Other Real Estate Owned (“OREO”) and other assets. Nonperforming loans consist of loans that are more than 90 days past due but still accruing interest and non-accrual loans. Nonperforming securities consist of securities that are on non-accrual status. OREO includes properties held by the Bank as a result of foreclosure or by acceptance of a deed in lieu of foreclosure. As of December 31, 2008, nonperforming assets totaled $29.9 million, an increase of $21.6 million from the prior year-end. The increase in nonperforming assets is attributable mainly to increases in nonperforming loans, with increases in the commercial and residential real estate categories and, to a lesser extent, in the commercial and industrial categories. Nonperforming assets represented 0.82% of total assets at December 31, 2008, as compared to 0.30% at December 31, 2007. The Bank had seven properties totaling $1.8 million and three properties totaling $681,000 held as OREO as of December 31, 2008 and December 31, 2007, respectively.

Repossessed automobile loan balances continue to be classified as nonperforming loans, and not as other assets, because the borrower has the potential to satisfy the obligation within twenty days from the date of repossession (before the Bank can schedule disposal of the collateral). The borrower can redeem the property by payment in full at any time prior to the disposal of it by the Bank. Repossessed automobile loan balances amounted to $642,000 and $455,000 for the periods ending December 31, 2008, and December 31, 2007, respectively.

The following table sets forth information regarding nonperforming assets held by the Bank at the dates indicated.

Table 5 — Nonperforming Assets

	At December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)

Loans past due 90 days or more but still accruing
Consumer — Auto	$170	$378	$252	$165	$72
Consumer — Other	105	122	137	62	173

Total	$275	$500	$389	$227	$245

Loans accounted for on a nonaccrual basis (1)
Commercial and Industrial	$1,942	$306	$872	$245	$334
Small Business(2)	1,111	439	74	47	N/A
Commercial Real Estate	12,370	2,568	2,346	313	227
Residential Real Estate	9,394	2,380	2,318	1,876	1,193
Consumer — Home Equity	1,090	872	358	—	—
Consumer — Auto	642	455	451	509	594
Consumer — Other	109	124	171	122	109

Total	$26,658	$7,144	$6,590	$3,112	$2,457

Total nonperforming loans	$26,933	$7,644	$6,979	$3,339	$2,702

Nonaccrual securities	910	—	—	—	—
Other assets in possession	231	—	—	—	—
Other real estate owned	1,809	681	190	—	—

Total nonperforming assets	$29,883	$8,325	$7,169	$3,339	$2,702

Nonperforming loans as a percent of gross loans	1.01%	0.37%	0.34%	0.16%	0.14%

Nonperforming assets as a percent of total assets	0.82%	0.30%	0.25%	0.11%	0.09%

Performing restructured loans	$1,063	$—	$—	$377	$416

(1)	There were $74,000 restructured, nonaccruing loans at December 31, 2008, and none at December 31, 2007, 2006, 2005 and 2004.

(2)	For the periods prior to December 31, 2005, Small Business loans are included in Commercial and Industrial and Consumer — Other.

In the course of resolving nonperforming loans, the Bank may choose to restructure the contractual terms of certain commercial and real estate loans. Terms may be modified to fit the ability of the borrower to repay in line with its current financial status. It is the Bank’s policy to have any restructured loans which are on nonaccrual status prior to being modified, remain on nonaccrual status for approximately six months before management considers its return to accrual status. If the restructured loan is not on nonaccrual status prior to being modified, it is reviewed to determine if the modified loan should remain on accrual status.

Potential problem loans are any loans, which are not included in non-accrual or non-performing loans and which are not considered troubled debt restructures, where known information about possible credit problems of the borrowers causes management to have concerns as to the ability of such borrowers to comply with present loan repayment terms. At both December 31, 2008 and 2007, the Bank had forty-five and fifteen potential problem loan relationships, respectively, which are not included in nonperforming loans with an outstanding balance of $78.7 million and $21.9 million, respectively. At December 31, 2008, these potential problem loans continued

to perform with respect to payments. Management actively monitors these loans and strives to minimize any possible adverse impact to the Bank.

See the table below for interest income that was recognized or collected on the nonaccrual loans as of the dates indicated.

Table 6 — Interest Income Recognized/Collected on Nonaccrual / Troubled Debt Restructured Loans

	At December 31,
	2008	2007	2006
	(Dollars in thousands)

Interest income that would have been recognized, if nonaccruing loans at their respective dates had been performing	$890	$634	$146
Interest income recognized, on troubled debt restructured accruing loans at their respective dates(1)	21	n/a	n/a
Interest collected on these nonaccrual and restructured loans and included in interest income(1)	198	120	225

(1)	There were no restructured loans at December 31, 2007 and 2006.

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

Impairment is measured on a loan by loan basis for commercial, commercial real estate, and construction categories by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

At December 31, 2008, impaired loans included all commercial real estate loans and commercial and industrial loans on nonaccrual status, troubled debt restructures, and other loans that have been categorized as impaired. Total impaired loans at December 31, 2008 and 2007 were $15.6 million and $3.9 million, respectively.

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

The Company holds three collateralized debt obligation securities (“CDOs”) comprised of pools of trust preferred securities issued by banks and insurance companies, which are currently deferring interest payments on certain tranches within the bonds’ structures including the tranches held by the Company. The bonds are anticipated to continue to defer interest until cash flows are sufficient to satisfy certain collateralization levels designed to protect more senior tranches. As a result the Company has placed the three securities on nonaccrual status and has reversed any previously accrued income related to these securities.

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

As of December 31, 2008, the allowance for loan losses totaled $37.0 million, or 1.39%, of total loans as compared to $26.8 million, or 1.31%, of total loans at December 31, 2007. The increase in the amount of the allowance for loan losses was due to a combination of factors including changes in asset quality in light of the current economic environment, the acquisition of the former Slade’s Ferry Bancorp. loan portfolio and organic loan growth. Based on management’s analysis, management believes that the level of the allowance for loan losses at December 31, 2008 is adequate.

The following table summarizes changes in the allowance for loan losses and other selected statistics for the periods presented:

Table 7 — Summary of Changes in the Allowance for Loan Losses

	Year Ending December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)

Average total loans	$2,489,028	$1,994,273	$2,041,098	$1,987,591	$1,743,844

Allowance for loan losses, beginning of year	$26,831	$26,815	$26,639	$25,197	$23,163
Charged-off loans:
Commercial and Industrial	595	498	185	120	181
Small Business(1)	1,350	789	401	505	N/A
Commercial Real Estate	—	—	—	—	—
Residential Real Estate	362	—	—	—	—
Commercial Construction	—	—	—	—	—
Residential Construction	—	—	—	—	—
Consumer — Home Equity	1,200	122	—	—	—
Consumer — Auto	2,078	1,456	1,713	1,772	2,089
Consumer — Other	1,553	1,003	881	1,077	329

Total charged-off loans	7,138	3,868	3,180	3,474	2,599

Recoveries on loans previously charged-off:
Commercial and Industrial	168	63	219	85	214
Small Business(1)	159	26	92	14	N/A
Commercial Real Estate	—	—	1	128	2
Residential Real Estate	—	—	—	—	30
Commercial Construction	—	—	—	—	—
Residential Construction	—	—	—	—	—
Consumer — Home Equity	5	—	—	20	—
Consumer — Auto	434	425	516	350	372
Consumer — Other	178	240	193	144	127

Total recoveries	944	754	1,021	741	745

Net loans charged-off	6,194	3,114	2,159	2,733	1,854
Allowance related to business combinations	5,524	—	—	—	870
Provision for loan losses	10,888	3,130	2,335	4,175	3,018

Total allowances for loan losses, end of year	$37,049	$26,831	$26,815	$26,639	$25,197

Net loans charged-off as a percent of average total loans	0.24%	0.16%	0.11%	0.14%	0.11%
Allowance for loan losses as a percent of total loans	1.39%	1.31%	1.32%	1.31%	1.31%
Allowance for loan losses as a percent of nonperforming loans	137.56%	351.01%	384.22%	797.81%	932.53%
Net loans charged-off as a percent of allowance for loan losses	16.72%	11.61%	8.05%	10.26%	7.36%
Recoveries as a percent of charge-offs	13.22%	19.49%	32.11%	21.33%	28.66%

(1)	For periods prior to December 31, 2005, Small Business loans are included in Commercial and Industrial and Consumer-Other.

The allowance for loan losses is allocated to various loan categories as part of the Bank’s process of evaluating the adequacy of the allowance for loan losses. Allocated allowance amounts increased by approximately $10.2 million to $37.0 million at December 31, 2008. Commencing in 2007, management has allocated certain amounts of the allowance to the various loan categories representing a margin for imprecision, which may not be fully captured in its formula-based estimation of loan losses due to the imprecise nature of loan loss estimation techniques. In prior periods, amounts designated as “imprecision” were not allocated to specific loan categories. Prior to 2007, these amounts were maintained as a separate, non-specific allowance item identified as the “imprecision allowance”.

The following table sets forth the allocation of the allowance for loan losses by loan category at the dates indicated. The allocation is made to each loan category using the analytical techniques and estimation methods described herein. While these amounts represent management’s best estimate of the distribution of expected losses at the evaluation dates, they are not necessarily indicative of either the categories in which actual losses may occur or the extent of such actual losses that may be recognized within each category. The total allowance is available to absorb losses from any segment of the loan portfolio.

Table 8 — Summary of Allocation of Allowance for Loan Losses

	At December 31,
	2008		2007		2006		2005		2004
		Percent of		Percent of		Percent of		Percent of		Percent of
		Loans		Loans		Loans		Loans		Loans
	Allowance	In Category	Allowance	In Category	Allowance	In Category	Allowance	In Category	Allowance	In Category
	Amount	To Total Loans	Amount	To Total Loans	Amount	To Total Loans	Amount	To Total Loans	Amount	To Total Loans
	(Dollars In thousands)

Allocated Allowance:
Commercial and Industrial	$5,532	10.2%	$3,850	9.3%	$3,615	8.6%	$3,134	7.6%	$3,387	8.2%
Small Business	2,170	3.3%	1,265	3.4%	1,340	3.0%	1,193	2.5%	1,022	2.3%
Commercial Real Estate	15,942	42.3%	13,939	39.0%	13,136	36.5%	11,554	33.5%	10,346	32.0%
Real Estate Construction	4,203	6.9%	3,408	6.8%	2,955	6.3%	3,474	7.3%	2,905	7.0%
Residential Real Estate	2,447	15.8%	741	16.5%	566	19.3%	650	21.2%	659	22.9%
Consumer — Home Equity	3,091	15.2%	1,326	15.1%	1,024	13.7%	755	12.4%	583	10.1%
Consumer — Auto	2,122	4.8%	1,609	7.6%	2,066	10.2%	2,629	12.9%	2,839	14.8%
Consumer — Other	1,542	1.5%	693	2.3%	652	2.4%	757	2.6%	667	2.7%
Imprecision Allowance	—	N/A	—	N/A	1,461	N/A	2,493	N/A	2,789	N/A

Total Allowance for Loan Losses	$37,049	100.0%	$26,831	100.0%	$26,815	100.0%	$26,639	100.0%	$25,197	100.0%

The allowance for loan losses is allocated to loan types using both a formula-based approach applied to groups of loans and an analysis of certain individual loans for impairment. The formula-based approach has been updated, with greater emphasis on loss factors derived from actual historical portfolio loss rates which are combined with an assessment of certain qualitative factors for allocating allowance amounts to the various loan categories.

Management has identified certain qualitative risk factors which impact the inherent risk of loss within the portfolio represented by historic measures. These include: (a) market risk factors, such as the effects of economic variability on the entire portfolio, and (b) unique portfolio risk factors that are inherent characteristics of the Bank’s loan portfolio. Market risk factors consist of changes to general economic and business conditions that impact the Bank’s loan portfolio customer base in terms of ability to repay and that may result in changes in value of underlying collateral. Unique portfolio risk factors may include industry concentration or covariant industry concentrations, geographic concentrations or trends that impact the inherent risk of loss in the loan portfolio resulting from economic events which the Bank may not be able to fully diversify out of its portfolios.

The formula-based approach evaluates groups of loans with common characteristics, which consist of similar loan types with similar terms and conditions, to determine the allocation appropriate within each portfolio section. This approach incorporates qualitative adjustments based upon management’s assessment of various market and portfolio specific risk factors into its formula-based estimate.

The allowance for loan loss also includes a component as an addition to the amount of allowance determined to be required using the formula-based estimation techniques described herein. This component is maintained as a margin for imprecision to account for the inherent subjectivity and imprecise nature of the analytical processes employed. Due to the imprecise nature of the loan loss estimation process and ever changing conditions, the qualitative risk attributes may not adequately capture amounts of incurred loss in the formula-based loan loss components used to determine allocations in the Bank’s analysis of the adequacy of the allowance for loan losses. As noted above, this component is allocated to the various loan types.

Amounts of allowance may also be assigned to individual loans on the basis of loan impairment. Certain loans are evaluated individually and are judged to be impaired when management believes it is probable that the Bank will not collect all of the contractual interest and principal payments as scheduled in the loan agreement. Under this method, loans are selected for evaluation based upon a change in internal risk rating, occurrence of delinquency, loan classification, loan modifications meeting the definition of a troubled debt restructure, or non-accrual status. A specific allowance amount is allocated to an individual loan when such loan has been deemed impaired and when the amount of a probable loss is able to be estimated on the basis of: (a) the present value of anticipated future cash flows or on the loan’s observable fair market value, or (b) the fair value of collateral, if the loan is collateral dependent. Loans evaluated individually for impairment and the amount of specific allowance assigned to such loans totaled $15.6 million and $2.1 million respectively, at December 31, 2008 and $3.9 million and $14,000, respectively, at December 31, 2007.

At December 31, 2008 and December 31, 2007, the allowance for loan losses totaled $37.0 million and $26.8 million, respectively. Based on the analyses described above, management believes that the level of the allowance for loan losses at December 31, 2008 is adequate.

Securities Portfolio  The Company’s securities portfolio consists of trading assets, securities available for sale, securities which management intends to hold until maturity, and Federal Home Loan Bank (“FHLB”) stock. Equity securities which are held for the purpose of funding Rabbi Trust obligations (see Note 14 “Employee Benefits Pension” within Notes to Consolidated Financial Statements in Item 8 hereof) are classified as trading assets. Additionally, the Company has a $1.2 million equities portfolio which was acquired as part of the Slades acquisition that is included in trading assets. The Slades portfolio is entirely comprised of an open-end mutual fund whose investment objective is to invest in geographically specific private placement debt securities designed to support underlining economic activities such as community development and affordable housing. Trading assets are recorded at fair value with changes in fair value recorded in earnings. Trading assets were $2.7 million at December 31, 2008 and $1.7 million at December 31, 2007.

The following table sets forth the amortized cost and percentage distribution of securities held to maturity at the dates indicated.

Table 9 — Amortized Cost of Securities Held to Maturity

	At December 31,
	2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

U.S. Treasury and Government Sponsored Enterprises	$—	—	$699	1.5%	$—	—
U. S. Agency Mortgage-Backed Securities	3,470	10.6%	4,488	9.9%	5,526	7.2%
State, County and Municipal Securities	19,517	59.5%	30,245	66.9%	35,046	45.7%
Trust Preferred Securities Issued by Banks and Insurers	9,803	29.9%	9,833	21.7%	36,175	47.1%

Total	$32,790	100.0%	$45,265	100.0%	$76,747	100.0%

The following table sets forth the fair value and percentage distribution of securities available for sale at the dates indicated.

Table 10 — Fair Value of Securities Available for Sale

	At December 31,
	2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

U.S. Treasury and Government Sponsored Enterprises	$710	0.1%	$69,663	15.7%	$87,853	21.1%
U. S. Agency Mortgage-Backed Securities	475,083	79.1%	237,816	53.6%	213,355	51.2%
Temporary Liquidity Guarantee Bonds	25,852	4.3%	—	—	—	—
Private Collateralized Mortgage Obligations	15,513	2.6%	24,803	5.6%	148	—
U. S. Agency Collateralized Mortgage Obligations	56,784	9.5%	72,082	16.2%	88,390	21.2%
State, County and Municipal Securities	18,954	3.2%	18,814	4.2%	18,817	4.5%
Trust Preferred Securities Issued by Banks and Insurers	7,395	1.2%	21,080	4.7%	8,525	2.0%

Total	$600,291	100.0%	$444,258	100.0%	$417,088	100.0%

During 2008, the Company recorded other-than-temporary impairment (“OTTI”) on certain investment grade pooled trust preferred securities amounting to $7.2 million pre-tax for the year ended December 31, 2008. See table below for details regarding the Company’s trust preferred securities and related OTTI charges as of December 31, 2008.

Table 11 — Trust Preferred Securities Detail as of December 31, 2008

			Amortized
			Cost
	Amortized		After
	Cost	OTTI	Impairment	Fair Value
	(Dollars in thousands)

Pooled Trust Preferred Securities	$18,677	$7,216	$11,461	$5,194
Single Issuer Trust Preferred Securities	14,803	—	14,803	9,205

Total Trust Preferred Securities	$33,480	$7,216	$26,264	$14,399

As a result of the OTTI charge, BBB rated and certain A rated pooled trust preferred securities held by the Company were written down to average prices of approximately 13% and 24% per dollar, respectively.

The Company reviews investment securities for the presence of other-than-temporary impairment, taking into consideration current market conditions, extent and nature of change in fair value, issuer rating changes and trends, volatility of earnings, current analysts’ evaluations, the Company’s ability and intent to hold investments until a recovery of fair value, which may be maturity, as well as other factors. The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other-than-temporary, the value of the security is reduced and a corresponding charge to earnings is recognized. The investments for which the impairment charge has been recognized are pooled trust preferred securities issued by banks and insurers which are classified as available for sale. The decision on whether to deem these securities other-than-temporarily impaired was based on near-term financial prospects for each pooled trust preferred security, a specific analysis of the structure of each security, and an evaluation of the underlying information and industry knowledge available to the

Company. Due to the current economic conditions, the Company will continue to monitor the investment securities closely. Future reviews for other-than-temporary impairment will consider the particular facts and circumstances during the reporting period under review.

The following two tables set forth contractual maturities of the Bank’s securities portfolio at December 31, 2008. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Table 12 — Amortized Cost of Securities Held to Maturity
Amounts Maturing

	Within		Weighted	One Year		Weighted	Five		Weighted			Weighted			Weighted
	One	% of	Average	to Five	% of	Average	Years to	% of	Average	Over Ten	% of	Average		% of	Average
	Year	Total	Yield	Years	Total	Yield	Ten Years	Total	Yield	Years	Total	Yield	Total	Total	Yield
	(Dollars in thousands)

U. S. Treasury and Government Sponsored Enterprises	$—	0.0%	0.0%	$—	0.0%	0.0%	$—	0.0%	0.0%	$—	0.0%	0.0%	$—	0.0%	0.0%
Mortgage-Backed Securities	—	0.0%	0.0%	—	0.0%	0.0%	3,470	10.6%	5.4%	—	0.0%	0.0%	3,470	10.6%	5.4%
State, County and Municipal Securities	13	0.0%	4.8%	8,042	24.5%	4.1%	9,335	28.6%	4.6%	2,127	6.5%	5.0%	19,517	59.6%	4.6%
Trust Preferred Securities Issued by Banks and Insurers	—	0.0%	0.0%	—	0.0%	0.0%	—	0.0%	0.0%	9,803	29.9%	7.6%	9,803	29.9%	7.6%

Total	$13	0.0%	4.8%	$8,042	24.5%	4.1%	$12,805	39.1%	4.8%	$11,930	36.4%	7.1%	$32,790	100.0%	5.0%

Table 13 — Fair Value of Securities Available for Sale
Amounts Maturing

				One			Five
	Within		Weighted	Year to		Weighted	Years to		Weighted			Weighted			Weighted
	One	% of	Average	Five	% of	Average	Ten	% of	Average	Over Ten	% of	Average		% of	Average
	Year	Total	Yield	Years	Total	Yield	Years	Total	Yield	Years	Total	Yield	Total	Total	Yield
	(Dollars in thousands)

U. S. Treasury and Government Sponsored Enterprises	$710	0.1%	2.0%	$—	0.0%	0.0%	$—	0.0%	0.0%	$—	0.0%	0.0%	$710	0.1%	2.0%
Mortgage-Backed Securities	—	0.0%	0.0%	19,314	3.2%	3.8%	86,547	14.4%	4.4%	369,221	61.5%	5.2%	475,083	79.1%	5.0%
Collateralized Mortgage Obligations	—	0.0%	0.0%	50,624	8.4%	4.0%	21,673	3.6%	5.4%	—	0.0%	0.0%	72,297	12.0%	4.4%
State, County and Municipal Securities	3,452	0.6%	2.4%	15,503	2.6%	3.2%	—	0.0%	0.0%	—	0.0%	0.0%	18,954	3.2%	3.1%
Corporate Debt Securities	—	0.0%	0.0%	25,852	4.3%	3.1%	—	0.0%	0.0%	—	0.0%	0.0%	25,852	4.3%	3.1%
Trust Preferred Securities Issued by Banks and Insurers	—	0.0%	0.0%	—	0.0%	0.0%	—	0.0%	0.0%	7,395	1.2%	4.1%	7,395	1.2%	4.1%

Total	$4,161	0.7%	2.3%	$111,293	18.5%	3.6%	$108,220	18.0%	4.6%	$376,616	62.7%	5.1%	$600,291	100.0%	4.8%

At December 31, 2008 and 2007, the Bank had no investments in obligations of individual states, counties or municipalities which exceeded 10% of stockholders’ equity. In addition, there were no sales of state, county or municipal securities in 2008 or 2007.

Bank Owned Life Insurance  The bank holds Bank Owned Life Insurance (“BOLI”) for the purpose of offsetting the Bank’s future obligations to its employees under its retirement and benefits plans. The value of BOLI was $65.0 and $49.4 million at December 31, 2008 and December 31, 2007, respectively. The increase in the BOLI value in 2008 was mainly due to the Slades acquisition on March 1, 2008. On the date of the acquisition, Slades’ BOLI portfolio was valued at $12.7 million. Also as part of this acquisition, the Company assumed split-dollar bank owned insurance arrangements, whereby the policy benefits will be split between the employer and the employee. Under EITF 06-4 “Accounting for Deferred Compensation and Post Retirement Benefit Aspects of Endorsement

Split-Dollar Life Insurance Arrangements,” a liability for the portion of anticipated policy benefits that will be paid to the employee must be recorded as a liability, and accordingly, the Company’s balance sheet includes a $1.3 million related liability. The bank recorded income from BOLI of $2.6 million in 2008, $2.0 million in 2007, and $3.3 million in 2006. In the first quarter of 2006, the Company recognized a tax exempt gain of $1.3 million associated with death benefits received under the BOLI program.

Deposits  As of December 31, 2008, deposits of $2.6 billion were $552.5 million, or 27.3%, higher than the prior year-end. Core deposits increased by $238.6 million, or 16.0%.

The following table summarizes deposit growth during the year ending December 31, 2008:

Table 14 — Components of Deposit Growth

	December 31,	December 31,	Slades	Organic
	2008	2007	Acquisition	Growth/(Decline)
	(Dollars in thousands)

Deposits
Demand Deposits	$519,326	$471,164	$74,584	$(26,422)
Savings and Interest Checking Accounts	725,313	587,474	119,908	17,931
Money Market	488,345	435,792	38,668	13,885
Time Certificates of Deposit	846,096	532,180	177,609	136,307

Total Deposits	$2,579,080	$2,026,610	$410,769	$141,701

The following table sets forth the average balances of the Bank’s deposits for the periods indicated.

Table 15 — Average Balances of Deposits

	2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Demand Deposits	$533,543	21.9%	$485,922	23.7%	$495,958	23.1%
Savings and Interest Checking	688,336	28.3%	575,269	28.0%	563,615	26.3%
Money Market	472,065	19.4%	462,434	22.5%	524,265	24.4%
Time Certificates of Deposits	740,779	30.4%	531,016	25.8%	563,212	26.2%

Total	$2,434,723	100.0%	$2,054,641	100.0%	$2,147,050	100.0%

The Bank’s time certificates of deposit of $100,000 or more totaled $285.4 million at December 31, 2008. The maturity of these certificates is as follows:

Table 16 — Maturities of Time Certificate of Deposits Over $100,000

	Balance	Percentage
	(Dollars in thousands)

1 to 3 months	$137,314	48.1%
4 to 6 months	59,406	20.8%
7 to 12 months	36,417	12.8%
Over 12 months	52,273	18.3%

Total	$285,410	100.0%

The Bank also participates in the Certificate of Deposit Registry Service (CDARS) program, allowing the Bank to provide easy access to multi-million dollar FDIC deposit insurance protection on certificate of deposits investments for consumers, businesses and public entities. The economic downturn and subsequent flight to safety makes CDARS an attractive alternative and as of December 31, 2008, CDARS deposits totaled $81.8 million.

Borrowings  The Company’s borrowings amounted to $695.3 million at December 31, 2008, an increase of $191.0 million from year-end 2007, attributable to the Slades acquisition and organic growth. At December 31, 2008, the Bank’s borrowings consisted primarily of FHLB borrowings totaling $429.6 million, an increase of $118.5 million from the prior year-end.

Additionally, the Company issued $30.0 million of subordinated debt during the year ended December 31, 2008, which will be used to support additional loan growth, particularly in commercial lending. The subordinated debt, which qualifies as Tier 2 regulatory capital, has a 10 year maturity and may be called at the option of the Company after five years and is priced at a fixed rate of 7.02% for the first five year period.

The remaining borrowings consisted of federal funds purchased, assets sold under repurchase agreements, junior subordinated debentures and other borrowings. These borrowings totaled $235.7 million at December 31, 2008, an increase of $42.5 million from the prior year-end. See Note 8, “Borrowings” within Notes to Consolidated Financial Statements included in Item 8 hereof for a schedule of borrowings outstanding, their interest rates, other information related to the Company’s borrowings and for further information regarding the trust preferred securities and junior subordinated debentures of Trust V and Slades Ferry Trust I.

Subordinated Debentures  On August 27, 2008 Rockland Trust Company issued $30 million of subordinated debt to USB Capital Resources Inc., a wholly-owned subsidiary of U.S. Bank National Association. Rockland Trust has received the $30 million derived from the sale of the subordinated debenture and intends to use the proceeds to support balance sheet growth.

The subordinated debt, which qualifies as Tier 2 capital under FDIC rules and regulations, was issued and sold through a private placement pursuant to a subordinated debt purchase agreement which includes customary representations, warranties, covenants, and events of default. The subordinated debt matures on August 27, 2018. Rockland Trust may, with regulatory approval, redeem the subordinated debt without penalty at any time on or after August 27, 2013. The interest rate for the subordinated debt is fixed at 7.02% until August 27, 2013. After that point the subordinated debt, if not redeemed, will have a floating interest rate determined, at the option of Rockland Trust, at either the then current: London Inter-Bank Offered Rate (“LIBOR”) plus 3.00%; or, the U.S. Bank base rate plus 1.25%. Costs associated with the issuance of the subordinated debt are being amortized ratably over the term of the debt as an adjustment to the associated interest expense.

Unamortized issuance costs are included in other assets and were $307,000 at December 31, 2008. Interest expense on the subordinated debt, reported in interest expense on borrowings, which includes the amortization of the issuance cost, was $750,000 at December 31, 2008.

Junior Subordinated Debentures  Junior subordinated debentures issued by the Company were $61.8 million and $51.5 million at December 31, 2008 and 2007, respectively. An additional $10.3 million of outstanding junior subordinated debentures were acquired as part of the Slades acquisition. The unamortized issuance costs are included in other assets. Unamortized issuance costs were $190,000 and $68,000 in 2008 and 2007, respectively.

Interest expense on the junior subordinated debentures, reported in interest on borrowings, which includes the amortization of the issuance cost, net of interest associated with interest rate swap hedging, was $3.8 million in 2008, $5.0 million in 2007, and $5.5 million in 2006.

See Note 8, “Borrowings” within the Notes to Consolidated Financial Statements included in Item 8 hereof for further information regarding the trust preferred securities and junior subordinated debentures of Trusts V and Slades Ferry Trust I.

Capital Purchase Program  On January 9, 2009, as part of the Capital Purchase Program established by the U.S. Department of Treasury (“Treasury”) under the Emergency Economic Stabilization Act of 2008, the Company entered into a Letter Agreement with Treasury pursuant to which the Company issued and sold to Treasury 78,158 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series C, par value $0.01 per share, having a liquidation preference of $1,000 per share and a ten-year warrant to purchase up to 481,664 shares of the Company’s common stock, par value $0.01 per share, at an initial exercise price of $24.34 per share, for an aggregate purchase price of $78,158,000 in cash. All of the proceeds for the sale of the Series C Preferred Stock will be treated as Tier 1 capital for regulatory purposes.

Management anticipates using CPP funds to expand lending to creditworthy consumers and businesses and, when appropriate, to modify residential mortgages.

Wealth Management

Investment Management  As of December 31, 2008, the Rockland Trust Investment Management Group had assets under management of $1.1 billion which represents approximately 2,756 trust, fiduciary, and agency accounts. At December 31, 2007, assets under management were $1.3 billion, representing approximately 2,500 trust, fiduciary, and agency accounts. Income from the Investment Management Group amounted to $9.9 million, $7.0 million, and $5.5 million for 2008, 2007, and 2006, respectively.

Retail Investments and Insurance  For the years ending December 31, 2008, 2007 and 2006 retail investments and insurance income was $1.2 million, $1.1 million, and $593,000, respectively. Retail investments and insurance includes revenue from Linsco/Private Ledger (“LPL”), Private Ledger Insurance Services of Massachusetts, Savings Bank Life Insurance of Massachusetts (“SBLI”), Independent Financial Market Group, Inc. (“IFMG”) and their insurance subsidiary IFS Agencies, Inc. (“IFS”).

RESULTS OF OPERATIONS

Summary of Results of Operations  Net income was $24.0 million for the year ended December 31, 2008, compared to $28.4 million for the year ended December 31, 2007. Diluted earnings per share were $1.52 and $2.00 for the years ended 2008 and 2007, respectively.

The primary reasons for the decrease in net income and earnings per share were securities impairment charges amounting to $7.2 million, as well as a year-over-year increase in the provision for loan losses of $7.8 million.

Return on average assets and return on average equity were 0.73% and 8.20%, respectively, for the year ending December 31, 2008 as compared to 1.05% and 12.93%, respectively, for the year ending December 31, 2007. Stockholders’ equity as a percentage of assets was 8.4% as of December 31, 2008, compared to 8.0% for the same period last year.

Net Interest Income  The amount of net interest income is affected by changes in interest rates and by the volume, mix, and interest rate sensitivity of interest-earning assets and interest-bearing liabilities.

On a fully tax-equivalent basis, net interest income was $118.8 million in 2008, a 21.5% increase from 2007 net interest income of $97.8 million.

The following table presents the Company’s average balances, net interest income, interest rate spread, and net interest margin for 2008, 2007, and 2006. Non-taxable income from loans and securities is presented on a fully tax-equivalent basis whereby tax-exempt income is adjusted upward by an amount equivalent to the prevailing federal income taxes that would have been paid if the income had been fully taxable.

Table 17 — Average Balance, Interest Earned/Paid & Average Yields

	Years Ended December 31,
	2008			2007				2006
		Interest			Interest				Interest
	Average	Earned/	Average	Average	Earned/	Average		Average	Earned/	Average
	Balance	Paid	Yield	Balance	Paid	Yield		Balance	Paid	Yield
	(Dollars in thousands)

Interest-Earning Assets:
Federal Funds Sold, Assets Purchased Under Resale Agreement and Short Term Investments	$5,908	$148	2.51%	$26,630	$1,468	5.51%		$29,464	$1,514	5.14%
Securities:
Trading Assets	3,060	140	4.58%	1,692	48	2.84%		1,570	42	2.68%
Taxable Investment Securities	470,668	23,307	4.95%	433,186	20,694	4.78%		581,372	27,229	4.68%
Non-Taxable Investment Securities(1)	41,203	2,597	6.30%	51,181	3,288	6.42%		57,725	3,879	6.72%

Total Securities	514,931	26,044	5.06%	486,059	24,030	4.94%		640,667	31,150	4.86%
Loans(2)	2,489,028	151,572	6.09%	1,994,273	135,874	6.81%		2,041,098	136,802	6.70%

Total Interest-Earning Assets	$3,009,867	$177,764	5.91%	$2,506,962	$161,372	6.44%		$2,711,229	$169,466	6.25%

Cash and Due from Banks	65,992			59,009				59,834
Other Assets	219,517			148,494				151,295
Total Assets	$3,295,376			$2,714,465				$2,922,358

Interest-Bearing Liabilities:
Deposits:
Savings and Interest Checking Accounts	$688,336	$6,229	0.90%	$575,269	$7,731	1.34%		$563,615	$4,810	0.85%
Money Market	472,065	9,182	1.95%	462,434	13,789	2.98%		524,265	14,872	2.84%
Time Certificates of Deposits	740,779	23,485	3.17%	531,016	22,119	4.17%		563,212	21,111	3.75%

Total Interest Bearing Deposits	1,901,180	38,896	2.05%	1,568,719	43,639	2.78%		1,651,092	40,793	2.47%
Borrowings:
Federal Home Loan Bank Borrowings	312,451	10,714	3.43%	254,516	11,316	4.45%		365,597	15,524	4.25%
Federal Funds Purchased and Assets Sold Under Repurchase Agreements	154,440	4,663	3.02%	109,344	3,395	3.10%		113,448	3,171	2.80%
Junior Subordinated Debentures	60,166	3,842	6.39%	59,950	5,048	8.42	%(5)	51,899	5,504	10.61	%(5)
Subordinated Debt	10,410	750	7.20%	—	—	—		—	—	—
Other Borrowings	2,381	61	2.56%	2,627	157	5.98%		1,081	46	4.26%

Total Borrowings	539,848	20,030	3.71%	426,437	19,916	4.67%		532,025	24,245	4.56%

Total Interest-Bearing Liabilities	$2,441,028	$58,926	2.41%	$1,995,156	$63,555	3.19%		$2,183,117	$65,038	2.98%

Demand Deposits	533,543			485,922				495,958

Other Liabilities	28,692			13,914				18,286

Total Liabilities	$3,003,263			$2,494,992				$2,697,361
Stockholders’ Equity	292,113			219,473				224,997
Total Liabilities and Stockholders’ Equity	$3,295,376			$2,714,465				$2,922,358

Net Interest Income(1)		$118,838			$97,817				$104,428

Interest Rate Spread(3)			3.50%			3.25	%(5)			3.27	%(5)

Net Interest Margin(4)			3.95%			3.90	%(5)			3.85	%(5)

Supplemental Information:
Total Deposits, Including Demand Deposits	$2,434,723	$38,896		$2,054,641	$43,639			$2,147,050	$40,793
Cost of Total Deposits			1.60%			2.12%				1.90%
Total Funding Liabilities, Including Demand Deposits	$2,974,571	$58,926		$2,481,078	$63,555			$2,679,075	$65,038
Cost of Total Funding Liabilities			1.98%			2.56%				2.43%

(1)	The total amount of adjustment to present interest income and yield on a fully tax-equivalent basis is $1,376, $1,634 and $1,773 in 2008, 2007 and 2006, respectively.

(2)	Average nonaccruing loans are included in loans.

(3)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average costs of interest-bearing liabilities.

(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

(5)	In 2007, the yield on junior subordinated debentures, the interest rate spread and the net interest margin include the write-off of $907,000 of unamortized issuance costs related to refinancing of $25.7 million of junior subordinated debentures. The yield on junior subordinated debentures, the interest rate spread, and the net interest margin excluding the write-off, would have been 6.91%, 3.30%, and 3.94%. In 2006, the yield on junior subordinated debentures, the interest rate spread and the net interest margin excluding the write-off of $995,000 of unamortized issuance costs related to the refinancing of $25.8 million of junior subordinated debentures. The yield on junior subordinated debentures, the interest rate spread, and the net interest margin would have been 8.69%, 3.32%, and 3.89%, respectively.

Economic conditions and the Federal Reserve’s monetary policy influence interest rates as shown by the changes reflected in the following graph:

The following table summarizes loan growth during the year ending December 31, 2008:

Table 18 — Components of Loan Growth/Decline

	December 31,	December 31,	Slades	Organic
	2008	2007	Acquisition	Growth/(Decline)
	(Dollars in thousands)

Loans
Commercial and Commercial Real Estate Loans	$1,569,082	$1,121,310	$306,824	$140,948
Small Business	86,670	69,977	9,257	7,436
Residential Real Estate	432,325	341,090	114,432	(23,197)
Consumer — Home Equity	406,240	308,744	38,723	58,773
Consumer — Other	166,570	201,831	2,009	(37,270)

Total Loans	$2,660,887	$2,042,952	$471,245	$146,690

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

Table 19 — Volume Rate Analysis

	Year Ended December 31,
	2008 Compared To 2007				2007 Compared To 2006				2006 Compared To 2005
			Change				Change					Change
	Change	Change	Due to		Change	Change	Due to		Change		Change	Due to
	Due to	Due to	Volume/	Total	Due to	Due to	Volume/	Total	Due to		Due to	Volume/	Total
	Rate	Volume	Rate	Change	Rate	Volume	Rate	Change	Rate		Volume	Rate	Change
	(Dollars in thousands)

Income on Interest-Earning Assets:
Federal Funds Sold, Assets Purchased Under Resale Agreement and Short Term Investments	$(801)	$(1,142)	$623	$(1,320)	$110	$(145)	$(11)	$(46)	$206		$567	$226	$999
Securities:
Trading Assets	29	39	24	92	3	3	—	6	5		1	—	6
Taxable Securities	757	1,791	65	2,613	544	(6,940)	(139)	(6,535)	1,974		(5,580)	(353)	(3,959)
Non-Taxable Securities(1)	(62)	(641)	12	(691)	(171)	(439)	19	(591)	92		(332)	(7)	(247)

Total Securities:	724	1,189	101	2,014	376	(7,376)	(120)	(7,120)	2,071		(5,911)	(360)	(4,200)
Loans(1)(2)	(14,431)	33,709	(3,580)	15,698	2,262	(3,138)	(52)	(928)	11,611		3,274	312	15,197

Total	$(14,508)	$33,756	$(2,856)	$16,392	$2,748	$(10,659)	$(183)	$(8,094)	$13,888		$(2,070)	$178	$11,996

Expense of Interest-Bearing
Liabilities:
Deposits:
Savings and Interest Checking Accounts	$(2,525)	$1,519	$(496)	$(1,502)	$2,765	$99	$57	$2,921	$2,082		$(183)	$(126)	$1,773
Money Market	(4,794)	287	(100)	(4,607)	761	(1,754)	(90)	(1,083)	5,187		88	48	5,323
Time Certificates of Deposits	(5,284)	8,737	(2,087)	1,366	2,349	(1,207)	(134)	1,008	5,967		1,357	615	7,939

Total Interest-Bearing Deposits:	(12,603)	10,543	(2,683)	(4,743)	5,875	(2,862)	(167)	2,846	13,236		1,262	537	15,035
Borrowings:
Federal Home Loan Bank Borrowings	(2,589)	2,576	(589)	(602)	731	(4,717)	(222)	(4,208)	1,745		(3,999)	(384)	(2,638)
Federal Funds Purchased and Assets Sold Under Repurchase Agreements	(94)	1,400	(38)	1,268	352	(115)	(13)	224	849		579	354	1,782
Junior Subordinated Debentures	(1,220)	18	(4)	(1,206)	(1,134)	854	(176)	(456)	998	(3)	31	6	1,035
Subordinated Debt	—	—	750	750	—	—	—	—	—		—	—	—
Other Borrowings	(90)	(15)	9	(96)	18	66	27	111	30		(14)	(10)	6

Total Borrowings	(3,993)	3,979	128	114	(33)	(3,912)	(384)	(4,329)	3,622		(3,403)	(34)	182

Total	$(16,596)	$14,522	$(2,555)	$(4,629)	$5,842	$(6,774)	$(551)	$(1,483)	$16,858		$(2,141)	$503	$15,220

Change in Net Interest Income	$2,088	$19,234	$(301)	$21,021	$(3,094)	$(3,885)	$368	$(6,611)	$(2,970)		$71	$(325)	$(3,224)

(1)	The total amount of adjustment to present interest income and yield on a fully tax-equivalent basis is $1,376, $1,634 and $1,773 in 2008, 2007 and 2006, respectively.

(2)	Loans include portfolio loans, loans held for sale and nonaccrual loans, however unpaid interest on nonperforming loans has not been included for purposes of determining interest income.

(3)	In 2007, the yield on junior subordinated debentures, the interest rate spread and the net interest margin includes the write-off of $907,000 of unamortized issuance costs related to refinancing $25.7 million of junior subordinated debentures. The yield on junior subordinated debentures, the interest rate spread, and the net interest margin, excluding the write-off, would have been 6.91%, 3.30%, and 3.94%. In 2006, the yield on junior subordinated debentures, the interest rate spread and the net interest margin includes the write-off of $995,000 of unamortized issuance costs related to the refinancing of $25.8 million of junior subordinated debentures. The yield on junior subordinated debentures, the interest rate spread, and the net interest margin, excluding the write-off, would have been 8.69%, 3.32%, and 3.89%, respectively.

Net interest income on a fully tax-equivalent basis increased by $21.0 million in 2008 compared to 2007. Interest income on a fully tax-equivalent basis increased by $16.4 million, or 10.2%, to $177.8 million in 2008 as compared to the prior year primarily due to increases in the Company’s loan portfolio. Interest income on the loan portfolio increased $15.7 million in 2008. Interest income from taxable securities increased by $2.6 million, or 12.6%, to $23.3 million in 2008 as compared to the prior year. The overall yield on interest earning assets decreased by 53 basis points to 5.91% in 2008 as compared to 6.44% in 2007.

Interest expense for the year ended December 31, 2008 decreased to $58.9 million from the $63.6 million recorded in 2007, a decrease of $4.6 million, or 7.3%, of which $12.6 million is due to the decrease in rates on deposits partially offset by $10.5 million of additional expense associated with the growth in deposit balances. The total cost of funds decreased 58 basis points to 1.98% for 2008 as compared to 2.56% for 2007. Average interest-bearing deposits increased $332.5 million, or 21.2%, over the prior year while the cost of these deposits decreased from 2.78% to 2.05% primarily attributable to a lower rate environment.

Average borrowings increased in 2008 by $113.4 million, or 26.6%, from the 2007 average balance. The majority of this increase is attributable to the Slades acquisition and organic loan growth. Additionally, the Company issued $30.0 million of subordinated debt during the year ended December 31, 2008, which will be used to support additional loan growth, particularly in commercial lending. The subordinated debt, which qualifies as Tier 2 regulatory capital, has a 10 year maturity and may be called at the option of the Company after five years, and is priced at a fixed rate of 7.02% for the first five year period. The average cost of borrowings decreased to 3.71% from 4.67%.

Provision For Loan Losses  The provision for loan losses represents the charge to expense that is required to maintain an adequate level of allowance for loan losses. The provision for loan losses totaled $10.9 million in 2008, compared with $3.1 million in 2007, an increase of $7.8 million. The Company’s allowance for loan losses, as a percentage of total loans, was 1.39%, as compared to 1.31% at December 31, 2007. For the year ended December 31, 2008, net loan charge-offs totaled $6.2 million, an increase of $3.1 million from the prior year.

The increase in the amount of the provision for loan losses is the result of a combination of factors including: shifting growth rates among various components of the Bank’s loan portfolio with differing facets of risk; higher levels of net loan charge-offs in 2008; and changing expectations with respect to the economic environment, increases in specific allocations for impaired loans, and the level of loan delinquencies and non-performing loans. While the total loan portfolio increased by 30.3% for the year ended December 31, 2008, as compared to 0.9% for 2007, growth among the commercial components of the loan portfolio outpaced growth among those consumer components, which exhibit different credit risk characteristics.

Regional and local general economic conditions deteriorated during the fourth quarter of 2008, as measured in terms of employment levels, statewide economic activity, and current and leading indicators of economic confidence. Additionally, continued weakening market fundamentals were observed in residential real estate markets. These observations, when combined with financial market fallout from the sub prime mortgage crisis, have raised concern that, moving forward into 2009, general economic conditions may continue to deteriorate.

Management’s periodic evaluation of the adequacy of the allowance for loan losses considers past loan loss experience, known and inherent risks in the loan portfolio, adverse situations which may affect the borrowers’ ability to repay, the estimated value of the underlying collateral, if any, and current and prospective economic conditions. Substantial portions of the Bank’s loans are secured by real estate in Massachusetts. Accordingly, the ultimate collectibility of a substantial portion of the Bank’s loan portfolio is susceptible to changes in property values within the state.

Non-Interest Income  The following table sets forth information regarding non-interest income for the periods shown.

Table 20 — Non-Interest Income

Years Ended December 31,	2008	2007	2006
	(Dollars in thousands)

Service charges on deposit accounts	$15,595	$14,414	$14,233
Wealth management	11,133	8,110	6,128
Mortgage banking	3,072	3,166	2,699
Bank owned life insurance	2,555	2,004	3,259
Net (loss) on sales of securities	(609)	—	(3,161)
Other-than-temporary impairment on certain pooled trust preferred securities	(7,216)	—	—
Other non-interest income	3,554	4,357	3,486

Total	$28,084	$32,051	$26,644

Non-interest income, which is generated by deposit account service charges, investment management services, mortgage banking activities, and miscellaneous other sources, amounted to $28.1 million in 2008, a $4.0 million, or 12.4%, decrease from the prior year.

Service charges on deposit accounts, which represented 55.5% of total non-interest income in 2008, increased from $14.4 million in 2007 to $15.6 million in 2008, primarily due to the Slades acquisition.

Wealth management revenue increased by $3.0 million, or 37.3%, for the twelve months ended December 31, 2008, as compared to the same period in 2007. Investment management revenue increased by $2.8 million, or 40.2%, for the twelve months ended December 31, 2008. Assets under management at December 31, 2008 were $1.1 billion, a decrease of $165.1 million, or 12.8%, as compared to December 31, 2007. This decrease is due to the difficult stock market downturn experienced in the latter part of 2008.

Mortgage banking income of $3.1 million in 2008, decreased by 3.0% from the $3.2 million recorded in 2007. The Bank’s mortgage banking revenue consists primarily of premiums received on loans sold with servicing released, origination points, and gains and losses on sold mortgages. Gains and losses on sales of mortgage loans are recorded as mortgage banking income. The gains and losses resulting from the sales of loans with servicing retained are adjusted to recognize the present value of future servicing fee income over the estimated lives of the related loans. Residential real estate loans and the related servicing rights are sold on a flow basis. Capitalized servicing rights are reported as mortgage servicing rights and are amortized into non-interest income in proportion to, and over the period of, the estimated future servicing of the underlying financial assets. Rockland’s assumptions with respect to prepayments, which affect the estimated average life of the loans, are adjusted periodically to consider market consensus loan prepayment predictions at that date. At December 31, 2008 the mortgage servicing rights asset totaled $1.5 million, or 0.60% of the serviced loan portfolio. At December 31, 2007 the mortgage servicing rights asset totaled $2.1 million, or 0.81%, of the serviced loan portfolio.

BOLI income increased for the twelve month period by $551,000, or 27.5%. The increase is primarily due to increase in cash surrender value and Slades policies acquired during the Slades acquisition.

A $609,000 net loss on the sale of securities was recorded for the year ended December 31, 2008 and there were no security sales in 2007.

The Company recorded other-than-temporary impairment on certain pooled trust preferred securities, resulting in a negative charge to non-interest income of $7.2 million for the twelve month period ended December 31, 2008.

Other non-interest income decreased by $803,000, or 18.4%, for the twelve months ended December 31, 2008, as compared to the same periods in 2007, largely attributable to trading asset losses due to decreases in the equities markets and declines in 1031 exchange income as a result of the slowdown in the national commercial real estate markets.

Non-Interest Expense  The following table sets forth information regarding non-interest expense for the periods shown.

Table 21 — Non-Interest Expense

Years Ended December 31,	2008	2007	2006
	(Dollars in thousands)

Salaries and employee benefits	$58,275	$52,520	$47,890
Occupancy and equipment expenses	12,757	9,932	10,060
Data processing and facilities management	5,574	4,584	4,440
Merger and acquisition expense	1,120	—	—
Recovery on WorldCom bond claims	(418)	—	(1,892)
Advertising	2,016	1,717	1,364
Consulting	1,852	1,073	895
Other Intangibles Amortization	1,803	332	323
Telephone	1,694	1,421	1,298
Software maintenance	1,486	1,314	963
FDIC Assessment	1,388	260	295
Other losses and charge-offs	1,061	1,636	439

Other non-interest expense	15,535	13,143	13,279

Total	$104,143	$87,932	$79,354

Non-interest expense increased by $16.2 million, or 18.4%, during the year ended December 31, 2008 as compared to the same period last year.

Salaries and employee benefits increased by $5.8 million, or 11.0%, for the twelve months ended December 31, 2008, as compared to the same period in 2007. The increase in salaries and benefits is primarily attributable to the Slades acquisition in the first quarter of 2008 as well as annual merit and medical insurance increases.

Occupancy and equipment expense increased by $2.8 million, or 28.4%, for the twelve months ended December 31, 2008, as compared to the same period in 2007. The increase is mainly due to increases in rent expense due to two new locations, increased utility costs for the period, and the effects of the Slades acquisition.

Data processing and facilities management expense increased by $990,000, or 21.6%, in 2008 compared to 2007. The increase is partially a result of new functionality as well as an increase in volume primarily attributable to the 2008 Slades acquisition.

During the first quarter of 2008, the Company recognized a $418,000 recovery on a 2002 WorldCom bond loss. Merger and acquisition related expenditures totaled $1.1 million, for the twelve month period ending December 31, 2008, associated with the Slades acquisition in March 2008. There were no merger and acquisition expenses for the comparable 2007 period.

Total other non-interest expense increased by $5.9 million, or 28.4%, for the twelve months ending December 31, 2008, as compared to the same period in 2007. The increase is primarily attributable to the increases in amortization of intangible assets of $1.5 million, FDIC deposit insurance assessment of $1.1 million, consulting fees of $779,000, litigation settlement in the amount of $750,000, legal loan collection fees of $489,000 due to collection activity and $299,000 of advertising expense.

Income Taxes  For the years ended December 31, 2008, 2007 and 2006 the Company recorded combined federal and state income tax provisions of $6.6 million, $8.8 million and $14.8 million, respectively. These provisions reflect effective income tax rates of 21.5%, 23.7% and 31.0%, in 2008, 2007, and 2006, respectively, which are less than the Bank’s blended 2008 federal and state statutory tax rate of 41.8%. The lower effective income tax rates are attributable to certain tax preferenced assets such as BOLI and tax exempt bonds as well as tax credits recognized in connection to the Company’s New Market Tax Credit allocation. Effective July 1, 2008 Massachusetts state legislation was passed which enacted corporate tax reform. As a result of this new legislation the state tax will be reduced 1.5% and will be phased in over three years beginning on or after January 1, 2010. As a result of the change in tax rate, the Company recorded $109,000 of tax expense during the third quarter of 2008, in order to correctly reflect deferred taxes at the new rate.

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

In both 2004 and 2005, the Bank invested $15.0 million during each year from the first $30.0 million award into RTC CDE I. During 2007 the Bank invested $38.2 million into RTC CDE II to provide it with the capital necessary to begin assisting qualified businesses in low-income communities throughout its market area. During 2008 the Bank invested the remaining $6.8 million into CDE II. Based upon the Bank’s total $75 million investment in RTC CDE I and RTC CDE II, it is eligible to receive tax credits over a seven year period totaling 39.0% of its investment, or $29.3 million. The Company recognized a $4.1 million benefit from these tax credits for the year ending December 31, 2008. A $3.6 million tax credit benefit was recognized for the year ended December 31, 2007. The following table details the tax credit recognition by year.

Table 22 — New Markets Tax Credit Recognition Schedule

										Total
Investment		2004 - 2007	2008	2009	2010	2011	2012	2013	2014	Credits
		(Dollars in thousands)

2004	$15M	$3,150	$900	$900	$900	$—	$—	$—	$—	$5,850
2005	$15M	2,250	900	900	900	900	—	—	—	5,850
2007	$38.2M	1,910	1,910	1,910	2,292	2,292	2,292	2,292	—	14,898
2008	$6.8M	—	340	340	340	408	408	408	408	2,652

Total	$75.0M	$7,310	$4,050	$4,050	$4,432	$3,600	$2,700	$2,700	$408	$29,250

The tax effects of all income and expense transactions are recognized by the Company in each year’s consolidated statements of income regardless of the year in which the transactions are reported for income tax purposes.

Comparison of 2007 vs. 2006  The Company’s total assets decreased by $60.5 million, or 2.1%, remaining at $2.8 billion at December 31, 2007 compared to December 31, 2006. Total average assets were $2.7 billion and $2.9 billion in 2007 and 2006, respectively. These decreases are due to intentional decreases in the Company’s securities portfolio and certain loan categories due to a combination of the flat yield curve environment and the profitability characteristics of these asset classes. Total securities of $507.5 million, at December 31, 2007, decreased $9.8 million compared to the $517.3 million reported on December 31, 2006. This decrease resulted mainly from calls of securities and normal portfolio amortization. Total loans of $2.0 billion, at December 31, 2007 increased $18.0 million compared to the prior year ended December 31, 2006. Total deposits of $2.0 billion at December 31, 2007 reflected a managed decrease of $63.7 million, or 3.1%, compared to December 31, 2006. Borrowings increased by $10.7 million, or 2.2%, during the twelve months ending December 31, 2007, as the Company had fixed wholesale funding at what the Company felt to be advantageous rates as a component of its interest rate risk strategy. Stockholders’ equity decreased by $9.3 million in 2007. The decrease was primarily due to a stock repurchase program.

Net income for 2007 was $28.4 million, or $2.00 per diluted share, compared to $32.9 million, or $2.17 per diluted share, for 2006. Return on average assets and return on average equity were 1.05% and 12.93%, respectively, for 2007 and 1.12% and 14.60%, respectively, for 2006.

Net interest income on a fully tax-equivalent basis decreased by $6.6 million in 2007 compared to 2006. Interest income on a fully tax-equivalent basis decreased by $8.1 million, or 4.8%, to $161.4 million in 2007 as compared to the prior year primarily due to intentional decreases in the Company’s security portfolio and certain loan categories due to a combination of the flat yield curve environment and the profitability characteristics of those asset classes. Interest income on the loan portfolio decreased $928,000 in 2007. Interest income from taxable securities decreased by $6.5 million, or 24.0%, to $20.7 million in 2007 as compared to the prior year. The overall yield on interest earning assets increased by 19 basis points to 6.44% in 2007 as compared to 6.25% in 2006.

Interest expense for the year ended December 31, 2007 decreased to $63.6 million from the $65.0 million recorded in 2006, a decrease of $1.5 million, or 2.3%, of which $6.8 million was due to a reduction in interest expenses due to lower average outstanding balances, offset by $5.8 million due to the increase in rates on deposits and borrowings. The total cost of funds increased 13 basis points to 2.56% for 2007 as compared to 2.43% for 2006. Average interest-bearing deposits decreased $82.4 million, or 5.0% over the prior year while the cost of these deposits increased from 2.47% to 2.78% primarily attributable to a higher rate environment.

Average borrowings decreased by $105.6 million, or 19.8%, from the 2006 average balance. The majority of this decrease is attributable to a decrease in Federal Home Loan Bank borrowings of $111.1 million. The average cost of borrowings increased to 4.67% from 4.56% between 2006 and 2007.

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

Wealth management revenue increased by $2.0 million, or 32.3%, for the year ended December 31, 2007, as compared to the same period in 2006. Investment management revenue increased by $1.5 million, or 27.1%, to $7.0 million for the twelve months ended December 31, 2007 compared to December 31, 2006. Assets under management at December 31, 2007 were $1.3 billion, an increase of $472.7 million, or 58.0%, as compared to December 31, 2006. On November 1, 2007, Rockland Trust completed its acquisition of the Lincoln, Rhode Island-based O’Connell Investment Services, Inc. The closing of this transaction added approximately $200 million to the assets under management. The remaining $483,000 increase in wealth management revenue is attributable to a change in the model of origination as well as an increase in sales.

Mortgage banking income of $3.2 million in 2007, increased by 17.3% from the $2.7 million recorded in 2006. At December 31, 2007 the mortgage servicing rights asset totaled $2.1 million, or 0.81% of the serviced loan portfolio. At December 31, 2006 the mortgage servicing rights asset totaled $2.4 million, or 0.83%, of the serviced loan portfolio.

BOLI income decreased for the twelve month period by $1.3 million, or 38.5%, due to BOLI death benefit proceeds received during 2006.

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

Occupancy and equipment expense decreased by $128,000, or 1.3%, for the year ended December 31, 2007, as compared to the same period in 2006. The decrease is largely due to decreases in equipment maintenance and repairs and depreciation on capital leases, partially offset by increases in rent on leased properties and energy costs.

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

At December 31, 2008 and December 31, 2007 the Company had interest rate swaps, designated as “cash flow” hedges. The purpose of these derivatives is to hedge the variability in the cash outflows of variable rate borrowings attributable to changes in interest rates.

Customer-Related Positions Interest rate derivatives, primarily interest-rate swaps, offered to commercial borrowers through the Company’s hedging program are designated as speculative under SFAS No. 133. However, the Company believes that its exposure to commercial customer derivatives is limited because these contracts are simultaneously matched at inception with an identical dealer transaction. The commercial customer hedging program allows the Company to retain variable-rate commercial loans while allowing the customer to synthetically fix the loan rate by entering into a variable-to-fixed interest rate swap. For the year ended December 31, 2008, the Company recorded a total notional amount of $20.4 million of interest rate swap agreements with commercial borrowers and an equal notional amount of dealer transactions. It is anticipated that over time customer interest rate derivatives will reduce the interest rate risk inherent in the longer-term, fixed-rate commercial business and real estate loans. The customer-related positions summarized in Table 23 include the five customer and offsetting dealer transactions.

The table below shows interest rate derivatives the Company held as of December 31, 2008 and December 31, 2007:

Table 23 — Derivative Positions
(Dollars In Thousands)

	Asset-Liability Management Positions
	As of December 31, 2008
							Pay Fixed	Fair
					Receive		Swap Rate/	Value at
	Notional	Trade	Effective	Maturity	(Variable)	Current Rate	Cap Strike	December 31,
	Amount	Date	Date	Date	Index	Received	Rate	2008
	(Unaudited Dollars in thousands)

Interest Rate Swaps
	$35,000	19-Mar-08	19-Mar-08	20-Jan-10	3 Month LIBOR	4.50%	2.28%	$(321)
	25,000	16-Feb-06	28-Dec-06	28-Dec-16	3 Month LIBOR	2.00%	5.04%	(4,890)
	25,000	16-Feb-06	28-Dec-06	28-Dec-16	3 Month LIBOR	2.00%	5.04%	(4,877)
	25,000	8-Dec-08	10-Dec-08	10-Dec-13	3 Month LIBOR	2.19%	2.65%	(616)
	25,000	9-Dec-08	10-Dec-08	10-Dec-13	3 Month LIBOR	2.19%	2.59%	(547)
	25,000	9-Dec-08	10-Dec-08	10-Dec-18	3 Month LIBOR	2.19%	2.94%	(987)
	25,000	9-Dec-08	10-Dec-08	10-Dec-18	3 Month LIBOR	2.19%	2.94%	(1,001)
	25,000	16-Dec-08	18-Dec-08	18-Dec-13	3 Month LIBOR	1.85%	2.09%	(22)
	25,000	17-Dec-08	19-Dec-08	19-Dec-18	3 Month LIBOR	1.58%	2.24%	445

Total	$235,000						Total	$(12,816)

	As of December 31, 2007
								Fair
					Receive		Pay Fixed	Value at
	Notional	Trade	Effective	Maturity	(Variable)	Current Rate	Swap Rate/	December 31,
	Amount	Date	Date	Date	Index	Received	Cap Strike Rate	2007
	(Unaudited Dollars in thousands)

Interest Rate Swaps
	$35,000	18-Jan-05	20-Jan-05	20-Jan-10	3 Month LIBOR	5.18%	4.06%	$(208)
	25,000	16-Feb-06	28-Dec-06	28-Dec-16	3 Month LIBOR	4.99%	5.04%	(987)
	25,000	16-Feb-06	28-Dec-06	28-Dec-16	3 Month LIBOR	4.99%	5.04%	(994)

Total	$85,000						Total	$(2,189)
Interest Rate Caps
	$100,000	27-Jan-05	31-Jan-05	31-Jan-08	3 Month LIBOR	4.96%	4.00%	$79

Grand Total	$185,000					Grand Total		$(2,110)

	As of December 31, 2008
	Customer-Related Positions
	Notional Amount Maturing
	2009	2010	2011	2012	Thereafter	Total	Fair Value
	(Unaudited Dollars in thousands)

Interest Rate Contracts
Receive fixed, pay variable	—	—	—	—	$20,403	$20,403	$(1,048)
Pay fixed, receive variable	—	—	—	—	$20,403	$20,403	$1,012

There were no Customer-Related positions at December 31, 2007.

In February 2006 the Company entered into two forward starting swaps, each with a $25.0 million notional amount, with the intention of hedging $50.0 million of variable rate (LIBOR plus 148 basis points) trust preferred securities. On December 28, 2006, these forward starting swaps became effective when Trust V issued $50.0 million of trust preferred securities (see Junior Subordinated Debentures within this Item 7) which pay interest at a variable rate of interest of LIBOR plus 148 basis points. Through these swaps the Company has effectively locked in a fixed rate of 6.52% on that debt obligation.

During 2008, the Company entered into interest rate swaps with a notional value of $185.0 million. These interest rate swaps were entered into to hedge 3 month revolving FHLB advances tied to LIBOR. Through these swaps the Company has effectively booked into an average rate of 2.52% on these borrowings.

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

The following table sets forth the fair value of residential mortgage loan commitments and forward sales agreements at the periods indicated:

Table 24 — Fair Value of Residential Mortgage Loan Commitments and Forward Sales Agreements

	Fair Value At
	December 31,	December 31,
	2008	2007
	(Dollars in thousands)

Residential Mortgage Loan Commitments	$338	$286
Forward Sales Agreements	$29	$5

	Change for the
	Twelve Months
	Ended
	December 31,
	2008	2007

Residential Mortgage Loan Commitments	$52	$193
Forward Sales Agreements	$24	$(55)

Total Change in Fair Value	$76	$138

Changes in these fair values are recorded as a component of mortgage banking income.

Market Risk  Market risk is the sensitivity of income to changes in interest rates, foreign exchange rates, commodity prices and other market-driven rates or prices. The Company has no trading operations, with the exception of funds held in a Rabbi Trust managed by the Company’s investment management group and that are held within a trust to fund non-qualified executive retirement obligations and an equity portfolio acquired as part of the Slades acquisition. The Slades portfolio is entirely comprised of an open-end mutual fund whose investment objective is to invest in geographically specific private placement debt securities designed to support underlining economic activities such as community development and affordable housing. (see Note 3, “Trading Assets” within the Notes to the Consolidated Financial Statements included in Item 8 hereof), and thus is primarily only exposed to non-trading market risk.

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

The Company quantifies its interest-rate exposures using net interest income simulation models, as well as simpler gap analysis, and Economic Value of Equity (EVE) analysis. Key assumptions in these simulation analyses relate to behavior of interest rates and behavior of the Company’s deposit and loan customers. The most material assumptions relate to the prepayment of mortgage assets (including mortgage loans and mortgage-backed securities) and the life and sensitivity of non-maturity deposits (e.g. DDA, NOW, savings and money market). The risk of prepayment tends to increase when interest rates fall. Since future prepayment behavior of loan customers is uncertain, the resultant interest rate sensitivity of loan assets cannot be determined exactly.

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

The Company’s policy on interest-rate risk simulation specifies that if interest rates were to shift gradually up or down 200 basis points, estimated net interest income for the subsequent 12 months should decline by less than 6.0%. Given the unusually low rate environment at December 31, 2008 the Company assumed a 100 basis point decline in interest rates, for certain points of the yield curve, in addition to the normal 200 basis point increase in rates. The Company was well within policy limits at December 31, 2008 and 2007.

The Company’s earnings are not directly and materially impacted by movements in foreign currency rates or commodity prices. Movements in equity prices may have an indirect but modest impact on earnings by affecting the volume of activity or the amount of fees from investment-related business lines, as well as changes in the fair value of trading securities.

The following table sets forth the estimated effects on the Company’s net interest income over a 12-month period following the indicated dates in the event of the indicated increases or decreases in market interest rates:

Table 25 — Interest Rate Sensitivity

	200 Basis Point	100 Basis Point
	Rate Increase	Rate Decrease

December 31, 2008	+.01%	(1.2)%
December 31, 2007	(2.3)%	+0.9%

The results implied in the above table indicate estimated changes in simulated net interest income for the subsequent 12 months assuming a gradual shift up in market rates of 200 basis points or down in market rates of 100 basis points across the entire yield curve. It should be emphasized, however, that the results are dependent on material assumptions such as those discussed above. For instance, asymmetrical rate behavior can have a material impact on the simulation results. If competition for deposits forced the Company to raise rates on those liabilities quicker than is assumed in the simulation analysis without a corresponding increase in asset yields, net interest income may be negatively impacted. Alternatively, if the Company is able to lag increases in deposit rates as loans re-price upward net interest income would be positively impacted.

The most significant factors affecting market risk exposure of the Company’s net interest income during 2008 were (i) the shape of the U.S. Government securities and interest rate swap yield curve, (ii) the level of U.S. prime interest rate and LIBOR rates, and (iii) the level of rates paid on deposit accounts.

The table below provides information about the Company’s derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including interest rate swaps, and debt obligations. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For interest rate swaps, the table presents notional amounts and weighted average interest rates by expected maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on implied forward rates at the reporting date.

Table 26 — Expected Maturities of Long Term Debt and Interest Rate Derivatives

	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value
	(Dollars in thousands)

LIABILITIES
Long Term debt:
Fixed Rate	$3	$55,003	$45,003	$83,003	$25,003	$78,107	$286,122	$291,785
Average interest rate	3.75%	4.90%	3.80%	3.68%	3.15%	5.37%	4.35%
Variable Rate	—	—	—	—	—	61,857	$61,857	$61,857
Average interest rate	—	—	—	—	—	4.79%	4.79%
INTEREST RATE DERIVATIVES
Interest Rate Swaps:
Variable to Fixed	—	35,000	—	—	75,000	$125,000	$235,000	$(12,235)
Average pay rate	—	2.28%	—	—	2.44%	3.64%	3.05%
Average receive rate	—	2.04%	—	—	2.13%	2.56%	2.35%
Fixed to Variable	—	—	—	—	—	—	—
Average pay rate	—	—	—	—	—	—	—
Average receive rate	—	—	—	—	—	—	—

Liquidity  Liquidity, as it pertains to the Company, is the ability to generate adequate amounts of cash in the most economical way for the institution to meet its ongoing obligations to pay deposit withdrawals and to fund loan commitments. The Company’s primary sources of funds are deposits, borrowings, and the amortization, prepayment and maturities of loans and securities.

The Bank utilizes its extensive branch network to access retail customers who provide a stable base of in-market core deposits. These funds are principally comprised of demand deposits, interest checking accounts, savings accounts, and money market accounts. Deposit levels are greatly influenced by interest rates, economic conditions, and competitive factors. The Bank has also established repurchase agreements, with major brokerage firms as potential sources of liquidity. At December 31, 2008, the Bank had $50.0 million outstanding of such repurchase agreements. In addition to agreements with brokers, the Bank also had customer repurchase agreements outstanding amounting to $120.9 million at December 31, 2008. As a member of the FHLB, the Bank has access to approximately $471.8 million of remaining borrowing capacity. On December 31, 2008, the Bank had $429.6 million outstanding in FHLB borrowings. The Company and the Bank each has established one line of credit for $10.0 million, of which there was no amount outstanding at December 31, 2008. The Company’s line of credit is with SunTrust Bank and the Bank’s line of credit is with Bank of America. In addition, the Bank has a $5.0 million line of credit with the FHLB, also with no amount outstanding at December 31, 2008.

Also included in borrowings at December 31, 2008 were $61.8 million of junior subordinated debentures, of which $51.5 million were issued to an unconsolidated subsidiary, Independent Capital Trust  V, in connection with the issuance of variable rate (LIBOR plus 1.48%) capital securities due in 2037. The Company has locked in a fixed rate of interest of 6.52%, for 10 years, through an interest rate swap. The Company also has $10.3 million of outstanding junior subordinated debentures issued to an unconsolidated subsidiary, Slade’s Ferry Trust I, in connection with the issuance of variable rate (LIBOR plus 2.79%) capital securities due in 2034. On August 27, 2008 Rockland, announced that it had issued $30 million of subordinated debt to USB Capital Resources Inc., a wholly-owned subsidiary of U.S. Bank National Association. Rockland Trust has received the $30 million derived from the sale of the subordinated debenture and intends to use the proceeds to support growth and for other corporate purposes.

As previously mentioned, the Company is participating in the TLGP. The second main component of this program is the Debt Guarantee Program, by which the FDIC will guarantee the payment of certain newly issued senior unsecured debt, in a total amount up to 125% of the par or face value of the senior unsecured debt outstanding, excluding debt extended to affiliates. As of December 31, 2008, the Company had no senior unsecured debt outstanding. If an insured depository institution had no senior unsecured debt, or only had Federal funds purchased, the Company’s limit for coverage under the TLGP Debt Guarantee Program would be 2% of the Company’s consolidated total liabilities as of September 30, 2008.

The Company actively manages its liquidity position under the direction of the Asset/Liability Management Committee. Periodic review under prescribed policies and procedures is intended to ensure that the Company will maintain adequate levels of available funds. At December 31, 2008 the Company’s liquidity position was well above policy guidelines. Management believes that the Bank has adequate liquidity available to respond to current and anticipated liquidity demands.

Capital Resources  The Federal Reserve, the FDIC, and other regulatory agencies have established capital guidelines for banks and bank holding companies. Risk-based capital guidelines issued by the federal regulatory agencies require banks to meet a minimum Tier 1 risk-based capital ratio of 4.0% and a total risk-based capital ratio of 8.0%. At December 31, 2008, the Company and the Bank exceeded the minimum requirements for Tier 1 risk-based and total risk-based capital.

A minimum requirement of 4.0% Tier 1 leverage capital is also mandated. On December 31, 2008, the Tier 1 leverage capital ratio for the Company and the Bank was 7.55% and 7.56%, respectively.

Table 27 — Capital Ratios for the Company and the Bank

	At December 31,
	2008	2007

The Company
Tier 1 leverage capital ratio	7.55%	8.02%
Tier 1 risk-based capital ratio	9.50%	10.27%
Total risk-based capital ratio	11.85%	11.52%
The Bank
Tier 1 leverage capital ratio	7.56%	8.00%
Tier 1 risk-based capital ratio	9.49%	10.22%
Total risk-based capital ratio	11.83%	11.47%

(See Note 19, “Regulatory Capital Requirements” within Notes to Consolidated Financial Statements in Item 8 hereof for more information regarding limitations on capital requirements.)

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

Capital Purchase Program (“CPP”)  As previously announced, on January 9, 2009 the Company raised $78,158,000 through the issuance of preferred stock and warrants associated with its participation in the CPP. The CPP funding strengthened the Company’s already strong capital position. On a pro forma basis as of December 31, 2008, the CPP funding increased the Company’s Tier 1 leverage ratio from 7.55% to 9.60% and its total risk-based capital ratio from 11.85% to 14.66%. Management anticipates using CPP funds to expand lending to creditworthy consumers and businesses and, when appropriate, to modify residential mortgages.

Contractual Obligations, Commitments, Contingencies, and Off-Balance Sheet Financial Instruments

The Company has entered into contractual obligations and commitments and off-balance sheet financial instruments. The following tables summarize the Company’s contractual cash obligations and other commitments and off-balance sheet financial instruments at December 31, 2008.

Table 28 — Contractual Obligations, Commitments, and
Off-Balance Sheet Financial Instruments by Maturity

	Payments Due — By Period
		Less than	One to	Four to	After
Contractual Obligations	Total	One Year	Three Years	Five Years	Five Years
	(Dollars in thousands)

FHLB advances(1)	$429,634	$36,003	$135,182	$144,054	$114,395
Junior subordinated debentures(1)	61,857	—	—	—	61,857
Subordinated debt	30,000	—	—	—	30,000
Lease obligations	49,794	5,649	9,715	8,400	26,030
Data processing and core systems	9,983	5,213	4,212	558	—
Other vendor contracts	3,622	1,807	1,815	—	—
Retirement benefit obligations(2)	29,574	333	734	789	27,718
Other
Securities sold under repurchase agreements	50,000	—	—	50,000	—
Customer repurchase agreements	120,880	120,880	—	—	—
Other borrowings	2,946	2,946	—	—	—

Total contractual cash obligations	$788,290	$172,831	$151,658	$203,801	$260,000

	Amount of Commitment Expiring — By Period
Off-Balance Sheet		Less than	One to	Four to	After
Financial Instruments	Total	One Year	Three Years	Five Years	Five Years

Lines of credit	$410,251	$68,812	$—	$—	$341,439
Standby letters of credit	18,913	18,913	—	—	—
Other loan commitments	390,858	271,087	56,671	6,198	56,902
Forward commitments to sell loans	38,654	38,654	—	—	—
Interest rate swaps — notional value(1)(3)	235,000	—	35,000	50,000	150,000
Customer-related positions — notional value(4)	20,403	—	—	20,403	—

Total Commitments	$1,114,079	$397,466	$91,671	$76,601	$548,341

(1)	The Company has hedged certain short term borrowings and junior subordinated debentures.

(2)	Retirement benefit obligations include expected contributions to the Company’s frozen pension plan, post retirement plan, and supplemental executive retirement plans. Expected contributions for the pension plan have been included only through plan year July 1, 2008 — June 30, 2009. Contributions beyond this plan year can not be quantified as they will be determined based upon the return on the investments in the plan. Expected contributions for the post retirement plan and supplemental executive retirement plans include obligations that are payable over the life of the participants.

(3)	Interest rate swaps on borrowings and junior subordinated debentures (Bank pays fixed, receives variable).

(4)	Interest rate swaps offered to commercial borrowers through the Company’s hedging program.

Acquisition  On March 1, 2008, the Company successfully completed its acquisition of Slade’s Ferry Bancorp., parent of Slades Bank. In accordance with Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” the acquisition was accounted for under the purchase method of accounting and, as such, will be included in the results of operations from the date of acquisition. The Company issued 2,492,854 shares of common stock in connection with the acquisition. The value of the common stock, $30.59, was determined based on the average closing price of the Company’s shares over a five day period including the two days preceding the announcement date of the acquisition, the announcement date of the acquisition and the two days subsequent the announcement date of the acquisition. The Company also paid cash of $25.9 million, for total consideration of $102 million.

As previously announced, the Company anticipates finalizing the acquisition of Benjamin Franklin Bancorp, Inc. in the first half of 2009. Under the terms of the agreement, each issued and outstanding share of Benjamin Franklin Bancorp, Inc. common stock will be converted into 0.59 shares of the Company’s common stock. Based upon the Company’s $26.73 per share closing price on November 7, 2008, the transaction is valued at $15.77 per share of Benjamin Franklin Bancorp, Inc. common stock or approximately $125 million in the aggregate. The transaction is intended to qualify as a tax-free reorganization for federal income tax purposes.

Guarantees  FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” considers standby letters of credit, excluding commercial letters of credit and other lines of credit, a guarantee of the Bank. The Bank enters into a standby letter of credit to guarantee performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved is represented by the contractual amounts of those instruments. Under the standby letters of credit, the Bank is required to make payments to the beneficiary of the letters of credit upon request by the beneficiary so long as all performance criteria have been met. Most guarantees extend up to one year. At December 31, 2008 the maximum potential exposure amount of future payments is $18.9 million.

The collateral obtained is determined based upon management’s credit evaluation of the customer and may include cash, accounts receivable, inventory, property, plant, and equipment and income-producing real estate. The majority of the Bank’s letters of credit are collateralized by cash. The recourse provisions of the agreements allow the Bank to collect the cash used to collateralize the agreement. If other business assets are used as collateral and cash is not available, the Bank creates a loan for the customer with the same criteria of its other lending activities. The fair value of the guarantees are $142,000 and $115,000 at December 31, 2008 and 2007, respectively. The fair value of these guarantees is not material and not reflected on the balance sheet.

See Note 18, “Commitments and Contingencies,” within Notes to the Consolidated Financial Statements included in Item 8 hereof for a discussion of the nature, business purpose, and importance of off-balance sheet arrangements.

Return on Equity and Assets  The consolidated returns on average equity and average assets for the year ended December 31, 2008 were 8.20% and 0.73%, respectively, compared to 12.93% and 1.05% reported for the same periods last year. The ratio of equity to assets was 8.4% at December 31, 2008 and 8.0% at December 31, 2007.

Dividends  The Company declared cash dividends of $0.72 per common share in 2008 and $0.68 per common share in 2007. The 2008 and 2007 ratio of dividends paid to earnings was 48.95% and 33.41%, respectively.

Since substantially all of the funds available for the payment of dividends are derived from the Bank, future dividends of the Company will depend on the earnings of the Bank, its financial condition, its need for funds, applicable governmental policies and regulations, and other such matters as the Board of Directors deem appropriate. The Company’s participation in CPP subsequent to year end requires the payment of a dividend on preferred shares, prior to any common dividends being paid. While participating in this program, the Company will need to obtain the U.S. Treasury’s consent for any increase in common dividends per share for the first three years of participation. Management believes that the Bank will continue to generate adequate earnings to continue to pay preferred and common dividends on a quarterly basis.

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

Recent Accounting Developments

Accounting Pronouncements Adopted in 2008

Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements”  In September 2006, the FASB issued SFAS 157. SFAS 157 was issued to provide consistency and comparability in determining fair value measurements and to provide for expanded disclosures about fair value measurements. The definition of fair value maintains the exchange price notion in earlier definitions of fair value but focuses on the exit price of the asset or liability. The exit price is the price that would be received to sell the asset or paid to transfer the liability adjusted for certain inherent risks and restrictions. Expanded disclosures are also required about the use of fair value to measure assets and liabilities. In February 2008, the FASB issued Staff Position (“FSP”) 157-2, “Effective Date of FASB Statement No. 157.” The FSP delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually). The effective date was delayed for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company adopted SFAS 157 as of January 1, 2008. The Company has determined that the impact of the adoption of SFAS 157 on the Company’s consolidated financial position was not material. See Note 5, “Loans and Allowance for Loan Losses” within the Notes to the Consolidated Financial Statements included in Item 8 hereof for the Company’s expanded disclosures on its fair value measurement policies and fair value measurements as of December 31, 2008.

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

SFAS No. 161 (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities”  In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” This Statement amends SFAS No. 133, “Derivative Instruments and Hedging Activities” to require enhanced disclosures about an entity’s derivative and hedging activities, thereby improving the transparency of financial reporting. This Statement is effective for fiscal years beginning on or after November 15, 2008. Earlier adoption is encouraged. The Company has elected to early adopt SFAS 161 and enhanced disclosures are included hereto Note 18, “Commitments and Contingencies” within the Notes to the Consolidated Financial Statements included in Item 8 hereof.

SFAS No. 162 (“SFAS 162”), “The Hierarchy of Generally Accepted Accounting Principles”  In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement shall be effective for fiscal years beginning on or after November 15, 2008. The Company has determined the adoption of SFAS 162 to not have a material effect on the Company’s consolidated financial position.

Emerging Issues Task Force (“EITF”) 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”  In September 2006, the FASB ratified the consensus reached by the EITF on EITF 06-4. The EITF addresses accounting for split-dollar life insurance arrangements whereby the employer purchases a policy to insure the life of an employee or a director, and separately enters into an agreement to split the policy benefits between the employer and the employee/director. The EITF states that an obligation arises as a result of a substantive agreement with an employee or director to provide future postretirement benefits. Under EITF 06-4, the obligation is not settled upon entering into an insurance arrangement. Since the obligation is not settled, a liability should be recognized in accordance with applicable authoritative guidance. EITF 06-4 was effective for fiscal years beginning after December 15, 2007. Upon acquiring Slades (see Note 11, “Acquisition” within Notes to the Consolidated Financial Statements included in Item 8 hereof) effective March 1, 2008, the Company assumed such split dollar life insurance arrangements categorized as Bank Owned Life Insurance on its balance sheet and has a related liability of $1.3 million at December 31, 2008.

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

FASB Staff Position Emerging Issues Task Force 99-20-1(“FSP 99-20-1”), “Amendments to the Impairment Guidance of EITF issue No. 99-20”  In January 2009 EITF 99-20 “Recognition of Interest Income and Impairment on a Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Asset” (“EITF 99-20”) was amended to achieve a more consistent determination of whether an other-than-temporary impairment has occurred. EITF 99-20 required the use of market participant assumptions about future cash flows. This cannot be overcome by management judgment of the probability of collecting all cash flows previously projected. FSP 99-20-1 retains and emphasizes other-than-temporary impairment assessment guidance and required disclosures in SFAS statement 115 “Accounting for Certain Investments in Debt and Equity Securities”. In making its other-than-temporary impairment assessment, the holder should consider all available information relevant to the collectability of the security, including information about past events, current conditions and reasonable and supportable forecasts, when developing the estimate of future cash flows. Such information generally should include the remaining payment terms of the security, prepayments speeds, the financial condition of the issuer(s), expected defaults, and the value of any underlying collateral. The FSP shall be effective for interim and annual reporting periods ending after December 15, 2008 and shall be provided prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. The Company has determined the adoption of FSP 99-20-1 to not have a material effect on the Company’s consolidated financial position, however, the pronouncement may have a material impact in future periods.

FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”  In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128 (“SFAS 128”), “Earnings per Share.” The guidance in this FSP applies to the calculation of EPS under SFAS 128 for share-based payment awards with rights to dividends or dividend equivalents. Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. This Statement is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. All prior-period EPS data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of this FSP. Early application is not permitted. The Company has determined the adoption of FSP EITF 03-6-1 to not have a material effect on the Company’s consolidated financial position.

Staff Accounting Bulletin No. 109 (“SAB 109”), “Written Loan Commitments Recorded at Fair Value Through Earnings”  In November 2007, the SEC issued SAB No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings.” SAB No. 109 supersedes SAB No. 105, “Application of Accounting Principles to Loan Commitments,” and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The guidance in SAB No. 109 is applied on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The adoption of SAB No. 109 on January 1, 2008 did not have a material impact on the Company’s consolidated financial statements.

New Accounting Pronouncements Not Yet Adopted

SFAS No. 141 (revised 2007) (“SFAS 141R”), “Business Combinations”  In December 2007, the FASB issued SFAS 141R. SFAS 141R replaces FASB Statement No. 141 (“SFAS 141”), “Business Combinations,” but retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. It also retains the guidance in SFAS 141 for identifying and recognizing intangible assets separately from goodwill. However, SFAS 141R’s scope is broader than that of SFAS 141. SFAS 141R requires the expensing of acquisition-related transaction and restructuring costs, and certain contingent assets and liabilities acquired, as well as contingent consideration, to be recognized at fair value as of the measurement date. Additionally, SFAS 141R modifies the accounting for certain acquired income tax assets and liabilities. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. For any business combinations entered into by the Company subsequent to January 1, 2009, the Company will be required to apply the guidance in SFAS 141R.

SFAS No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51”  In December 2007, the FASB issued SFAS 160. SFAS 160 amends ARB 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 changes the way the consolidated income statement is presented. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. It establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation, and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. The effective date is for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. Earlier adoption is prohibited. This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. The Company has determined the adoption of SFAS 160 will not have a material effect on the Company’s consolidated financial position.

FASB Staff Position FAS 142-3 (“FSP FAS 142-3”), “Determination of the Useful Life of Intangible Assets”  In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (revised 2007) (“SFAS 141R”), “Business Combinations,” and other U.S. Generally Accepted Accounting Principles (GAAP). This Statement is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. Early application is not permitted. The Company anticipates that the adoption of FSP FAS 142-3 will not have a material effect on the Company’s consolidated financial position.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Assets and Liability Management” in Item 7 hereof.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Independent Bank Corp.:

We have audited the accompanying consolidated balance sheets of Independent Bank Corp. and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Independent Bank Corp. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Boston, Massachusetts
March 10, 2009

CONSOLIDATED BALANCE SHEETS

	At December 31,
	2008	2007
	(Dollars in thousands)

ASSETS
CASH AND DUE FROM BANKS	$50,007	$67,416
FEDERAL FUNDS SOLD AND ASSETS PURCHASED UNDER RESALE AGREEMENT & SHORT TERM INVESTMENTS	100	—
SECURITIES
TRADING ASSETS (Note 3)	2,701	1,687
SECURITIES AVAILABLE FOR SALE (Note 4)	600,291	444,258
SECURITIES HELD TO MATURITY (Note 4) (fair value $30,390 and $45,663)	32,789	45,265
FEDERAL HOME LOAN BANK STOCK (Note 8)	24,603	16,260

TOTAL SECURITIES	660,384	507,470

LOANS (Note 5)
COMMERCIAL AND INDUSTRIAL	270,832	190,522
COMMERCIAL REAL ESTATE
	1,126,295	797,416
COMMERCIAL CONSTRUCTION	171,955	133,372
SMALL BUSINESS	86,670	69,977
RESIDENTIAL REAL ESTATE	413,024	323,847
RESIDENTIAL CONSTRUCTION	10,950	6,115
RESIDENTIAL LOANS HELD FOR SALE	8,351	11,128
CONSUMER — HOME EQUITY	406,240	308,744
CONSUMER — AUTO	127,956	156,006
CONSUMER — OTHER	38,614	45,825

TOTAL LOANS	2,660,887	2,042,952
LESS: ALLOWANCE FOR LOAN LOSSES (Note 5)	(37,049)	(26,831)

NET LOANS	2,623,838	2,016,121

BANK PREMISES AND EQUIPMENT, NET (Note 6)	36,429	39,085
GOODWILL (Note 10)	116,437	58,296
IDENTIFIABLE INTANGIBLE ASSETS (Note 10)	9,273	2,115
MORTGAGE SERVICING RIGHTS (Note 1)	1,498	2,073
BANK OWNED LIFE INSURANCE (Note 14)	65,003	49,443
OTHER ASSETS (Note 13)	65,500	26,394

TOTAL ASSETS	$3,628,469	$2,768,413

LIABILITIES AND STOCKHOLDERS’ EQUITY
DEPOSITS
DEMAND DEPOSITS	$519,326	$471,164
SAVINGS AND INTEREST CHECKING ACCOUNTS	725,313	587,474
MONEY MARKET	488,345	435,792
TIME CERTIFICATES OF DEPOSIT OVER $100,000 (Note 7)	285,410	187,446
OTHER TIME CERTIFICATES OF DEPOSIT (Note 7)	560,686	344,734

TOTAL DEPOSITS	2,579,080	2,026,610

FEDERAL HOME LOAN BANK BORROWINGS (Note 8)	429,634	311,125
FEDERAL FUNDS PURCHASED AND ASSETS SOLD UNDER REPURCHASE AGREEMENTS (Note 8)	170,880	138,603
JUNIOR SUBORDINATED DEBENTURES (Note 8)	61,857	51,547
SUBORDINATED DEBENTURES	30,000	—
OTHER BORROWINGS	2,946	3,069

TOTAL BORROWINGS	695,317	504,344

OTHER LIABILITIES	48,798	16,994
TOTAL LIABILITIES	3,323,195	2,547,948

COMMITMENTS AND CONTINGENCIES (Note 18)
STOCKHOLDERS’ EQUITY
PREFERRED STOCK, $.01 par value. Authorized: 1,000,000 Shares Outstanding: None	—	—
COMMON STOCK, $.01 par value. Authorized: 30,000,000
Issued and Outstanding : 16,285,455 Shares in 2008 and 13,746,711 Shares in 2007	163	137
SHARES HELD IN RABBI TRUST AT COST
171,489 Shares in 2008 and 168,734 Shares in 2007	(2,267)	(2,012)
DEFERRED COMPENSATION OBLIGATION	2,267	2,012
ADDITIONAL PAID IN CAPITAL	137,488	60,632
RETAINED EARNINGS	177,493	164,565
ACCUMULATED OTHER COMPREHENSIVE LOSS, NET OF TAX	(9,870)	(4,869)

TOTAL STOCKHOLDERS’ EQUITY	305,274	220,465

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,628,469	$2,768,413

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2008	2007	2006
	(Dollars in thousands, except per share data)

INTEREST INCOME
Interest on Loans	$151,105	$135,391	$136,387
Taxable Interest and Dividends on Securities	23,447	20,742	27,271
Non-taxable Interest and Dividends on Securities	1,688	2,137	2,521
Interest on Federal Funds Sold and Short-Term Investments	148	1,468	1,514

Total Interest Income	176,388	159,738	167,693

INTEREST EXPENSE
Interest on Deposits	38,896	43,639	40,793
Interest on Borrowings	20,030	19,916	24,245

Total Interest Expense	58,926	63,555	65,038

Net Interest Income	117,462	96,183	102,655

PROVISION FOR LOAN LOSSES	10,888	3,130	2,335

Net Interest Income After Provision For Loan Losses	106,574	93,053	100,320

NON-INTEREST INCOME
Service Charges on Deposit Accounts	15,595	14,414	14,233
Wealth Management	11,133	8,110	6,128
Mortgage Banking Income	3,072	3,166	2,699
BOLI Income (Note 14)	2,555	2,004	3,259
Net Loss/Gain on Sales of Securities (Note 4)	(609)	—	(3,161)
Other-Than-Temporary-Impairment on Certain Pooled Trust Preferred Securities	(7,216)	—	—
Other Non-Interest Income	3,554	4,357	3,486

Total Non-Interest Income	28,084	32,051	26,644

NON-INTEREST EXPENSES
Salaries and Employee Benefits (Note 14)	58,275	52,520	47,890
Occupancy and Equipment Expenses	12,757	9,932	10,060
Data Processing & Facilities Management	5,574	4,584	4,440
Advertising Expense	2,016	1,717	1,364
Consulting Expense	1,852	1,073	895
Other Intangibles Amortization	1,803	332	323
Telephone Expense	1,694	1,421	1,298
Software Maintenance	1,486	1,314	963
Merger and Acquisition Expense	1,120	—	—
Other Losses and Charge-Offs	1,061	1,636	439
Recovery on WorldCom Bond Claim	(418)	—	(1,892)
Other Non-Interest Expenses (Note 15)	16,923	13,403	13,574

Total Non-Interest Expenses	104,143	87,932	79,354

INCOME BEFORE INCOME TAXES	30,515	37,172	47,610
PROVISION FOR INCOME TAXES (Note 12)	6,551	8,791	14,759

NET INCOME	$23,964	$28,381	$32,851

BASIC EARNINGS PER SHARE	$1.53	$2.02	$2.20

DILUTED EARNINGS PER SHARE	$1.52	$2.00	$2.17

Weighted average common shares (Basic)	15,694,555	14,033,257	14,938,095
Common stock equivalents	64,927	127,341	171,778

Weighted average common shares (Diluted)	15,759,482	14,160,598	15,109,873

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Accumulated
	Common		Shares	Deferred	Additional		Other
	Shares	Common	Held in	Compensation	Paid-In	Retained	Comprehensive
	Outstanding	Stock	Rabbi Trust	Obligation	Capital	Earnings	Income/(Loss)	Total
	(Dollars in thousands, except per share data)

BALANCE DECEMBER 31, 2005	15,402,391	$154	(1,577)	$1,577	$59,700	$175,284	$(6,986)	$228,152

Net Income						32,851		32,851
Cash Dividends Declared ($0.64 per share)						(9,514)		(9,514)
Purchase of Common Stock	(800,000)	(8)				(24,818)		(24,826)
Proceeds From Exercise of Stock Options (Note 2)	82,118	1				1,343		1,344
Tax Benefit Related to Equity Award Activity (Note 2)					326			326
Equity Based Compensation (Notes 1 and 2)					159			159
Restricted Shares Issued (Notes 1 and 2)	1,972				(4)			(4)
Change in Fair Value of Derivatives During Period, Net of Tax, and Realized Gains (Notes 1 and 18)							(909)	(909)
Deferred Compensation Obligation (Note 14)			(209)	209				—
Amounts Not Yet Recognized as a Component of Net Periodic Post Retirement Cost (Note 14)							(413)	(413)
Change in Unrealized Gain on Securities Available For Sale, Net of Tax and Realized Gains (Note 4)							2,617	2,617

BALANCE DECEMBER 31, 2006	14,686,481	$147	(1,786)	$1,786	$60,181	$175,146	$(5,691)	$229,783

Net Income						28,381		28,381
Cash Dividends Declared ($0.68 per share)						(9,482)		(9,482)
Purchase of Common Stock	(1,000,000)	(10)				(30,686)		(30,696)
Proceeds From Exercise of Stock Options (Note 2)	56,037	—				1,029		1,029
Tax Benefit Related to Equity Award Activity (Note 2)					65			65
Equity Based Compensation (Notes 1 and 2)					391			391
Restricted Shares Issued (Notes 1 and 2)	4,193				(5)			(5)
Change in Fair Value of Derivatives During Period, Net of Tax, and Realized Gains (Note 18)							(2,408)	(2,408)
Deferred Compensation Obligation (Note 14)			(226)	226				—
Cumulative Effect of Accounting Change (Note 1)						177		177
Amortization of Prior Service Cost (Note 14)							(92)	(92)
Change in Unrealized Gain on Securities Available For Sale, Net of Tax and Realized Gains (Note 4)							3,322	3,322

BALANCE DECEMBER 31, 2007	13,746,711	$137	(2,012)	$2,012	$60,632	$164,565	$(4,869)	$220,465

Net Income						23,964		23,964
Cash Dividends Declared ($0.72 per share)						(11,730)		(11,730)
Common Stock Issued for Acquisition	2,492,195	25			76,203			76,228
Proceeds From Exercise of Stock Options (Note 2)	44,934	1				694		695
Tax Benefit Related to Equity Award Activity (Note 2)					131			131
Equity Based Compensation (Notes 1 and 2)					526			526
Restricted Shares Issued (Notes 1 and 2)	1,615				(4)			(4)
Change in Fair Value of Derivatives During Period, Net of Tax, and Realized Gains (Note 18)							(6,615)	(6,615)
Deferred Compensation Obligation (Note 14)			(255)	255				—
Amortization of Prior Service Cost (Note 14)							(118)	(118)
Change in Unrealized Gain on Securities Available For Sale, Net of Tax and Realized Gains (Note 4)							1,732	1,732

BALANCE DECEMBER 31, 2008	16,285,455	$163	(2,267)	$2,267	$137,488	$177,493	$(9,870)	$305,274

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2008	2007	2006
	(Dollars in thousands)

Net Income	$23,964	$28,381	$32,851
Other Comprehensive (Loss)/Gain, net of tax:
Net change in unrealized gains/(losses) on securities available for sale, net of tax of $1,437, $2,003 and $586, respectively	(2,879)	3,322	649
Less: reclassification adjustment for realized losses included in net earnings, net of tax of $3,214, $0 and $1,193, respectively	4,611	—	1,968

Net change in unrealized gain /(losses) on securities available for sale, net of tax of $1,777, $2,003 and $1,779, respectively	1,732	3,322	2,617

Decrease in fair value of derivatives during the period, net of tax of $4,900, $1,743 and $250, respectively	(6,903)	(2,408)	(345)
Less: reclassification of realized gains/(losses) on derivatives, net of tax of $207, $0 and $408, respectively	288	—	(564)

Net change in fair value of derivatives, net of tax of $4,693, $1,743 and $658, respectively	(6,615)	(2,408)	(909)

Adjustments or reduction of amounts not yet recognized as a component of net periodic retirement cost, net of tax of $86 and $67, for the year ended December 31, 2008 and 2007, respectively.	(118)	(92)	—
Other Comprehensive (Loss)/Income, net of tax:	(5,001)	822	1,708

Total Comprehensive Income	$18,963	$29,203	$34,559

(a)	Included in the year ended December 31, 2008 is $663,000 of realized but unrecognized loss from the sale of an interest rate swap in January 2008. The loss will be recognized in earnings through January 2010, the original maturity date of the interest rate swap.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2008	2007	2006
	(Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$23,964	$28,381	$32,851
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED FROM OPERATING ACTIVITIES:
Depreciation and amortization	6,174	5,293	5,918
Provision for loan losses	10,888	3,130	2,335
Deferred income tax (benefit) expense	(9,302)	(1,822)	1,002
Loans originated for resale	(227,139)	(208,591)	(175,767)
Proceeds from mortgage loan sales	230,579	210,063	170,337
Net gain on sale of mortgages	(664)	(741)	(1,408)
Proceeds from Bank Owned Life Insurance	—	—	(1,316)
Net loss on sale of investments	609	—	3,161
Loss on write-down of investments in securities available for sale	7,216	—	—
Loss on Sale of Other Real Estate Owned	63	10	—
Realized gain on sale leaseback transaction	(689)	—	—
Amortization of mortgage servicing asset, net of gain	575	366	453
Equity based compensation	526	391	159
Changes in assets and liabilities:
(Increase) decrease in other assets	(25,692)	(716)	742
Increase (decrease) in other liabilities	4,990	1,867	(5,118)

TOTAL ADJUSTMENTS	(1,866)	9,250	498

NET CASH PROVIDED FROM OPERATING ACTIVITIES	22,098	37,631	33,349

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal repayments of Securities Held to Maturity	12,543	31,364	27,088
Proceeds from maturities, principal repayments and sales of Securities Available For Sale	200,748	77,988	173,332
Purchase of Securities Held to Maturity	—	(699)	—
Purchase of Securities Available For Sale	(267,101)	(99,937)	(8,525)
(Purchase) redemption of Federal Home Loan Bank Stock, net	(642)	5,450	7,577
Net (increase) decrease in Loans	(155,662)	(21,888)	20,578
Cash used for Merger and Acquisition, net of cash acquired	(13,670)	(4,227)	—
Purchase of Bank Premises and Equipment	(8,161)	(5,825)	(4,189)
Proceeds from the sale of other real estate owned	718	485	—
Proceeds from the sale leaseback transaction	31,433	—	—

NET CASH (USED IN) PROVIDED FROM INVESTING ACTIVITIES	(199,794)	(17,289)	215,861

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in Time Deposits	136,307	(34,948)	38,071
Net increase (decrease) in Other Deposits	5,394	(28,786)	(153,221)
Net increase (decrease) in Federal Funds Purchased and Assets Sold Under Repurchase Agreements	32,277	30,355	(5,087)
Net (decrease) increase in Federal Home Loan Bank Borrowings	(33,155)	5,997	(112,349)
Net (decrease) increase in Treasury Tax & Loan Notes	(123)	116	(2,499)
Issuance of Subordinated Debentures	30,000	—	—
Redemption of Junior Subordinated Debentures	—	(25,773)	(25,773)
Issuance of Junior Subordinated Debentures	—	—	51,547
Amortization/write-off of issuance costs	—	924	1,083
Proceeds from exercise of stock options	695	1,029	1,344
Restricted shares issued	(4)	(5)	(4)
Tax benefit related to equity award activity	131	65	326
Payments for purchase of common stock	—	(30,696)	(24,826)
Dividends Paid	(11,135)	(9,495)	(9,482)

NET CASH PROVIDED (USED IN) FROM FINANCING ACTIVITIES	160,387	(91,217)	(240,870)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(17,309)	(70,875)	8,340

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE YEAR	67,416	138,291	129,951

CASH AND CASH EQUIVALENTS AT THE END OF THE YEAR	$50,107	$67,416	$138,291

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest on deposits and borrowings	$59,340	$62,444	$63,957
Income taxes	16,817	8,003	15,081
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Change in fair value of derivatives, net of tax	$(6,615)	$(2,408)	$(909)
Change in fair value of securities available for sale, net of tax	1,732	3,322	2,617
Items not yet recognized as a component of net periodic post retirement cost, net of tax	—	—	(413)
Amortization of prior service cost	(118)	(92)	—
Transfer of Loans to Other Real Estate Owned	1,908	986	190
Common Stock Issued for acquistion	$76,236	—	—
In conjunction with the purchase acquisition detailed in Note 11 to the Unaudited Consolidated Interim Financial Statements, assets were acquired and liabilities were assumed as follows:
Fair value of assets acquired	$662,647	—	—
Fair value of liabilities assumed	$586,419	—	—

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

The Company is currently the sponsor of Independent Capital Trust V (“Trust V”), a Delaware statutory trust, and Slade’s Ferry Statutory Trust I (“Slade’s Ferry Trust I”) a Connecticut statutory trust, each of which were formed to issue trust preferred securities.

Slade’s Ferry Trust I was an existing statutory trust of Slade’s Ferry Bancorp. (“Slades”), which was acquired by the Company effective March 1, 2008 (see Note 11, “Acquisition” hereof). Trust V and Slade’s Ferry Trust I are not included in the Company’s consolidated financial statements in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46R (“FIN 46”).

During the year ended December 31, 2008, the Company merged subsidiaries which were acquired as part of the Slades acquisition, namely Slade’s Ferry Securities Corporation, Slade’s Ferry Security Corporation II, and Slade’s Ferry Realty Trust, with and into Rockland Trust, with Rockland Trust as the surviving entity. As of December 31, 2008 the Bank had the following corporate subsidiaries, all of which were wholly-owned by the Bank and were included in the Company’s consolidated financial statements:

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

Nature of Operations

Independent Bank Corp. is a bank holding company whose primary asset is its investment in Rockland Trust Company (“Rockland Trust”). Rockland Trust is a state-chartered commercial bank, which operates 58 full service and three limited service retail branches, ten commercial banking centers, four investment management offices and five mortgage lending centers, all of which are located in the Southeastern Massachusetts, with the exception of an investment management group located in Lincoln, Rhode Island. Rockland Trust deposits are insured by the Federal Deposit Insurance Corporation, subject to regulatory limits. The Company’s primary source of income is from providing loans to individuals and small-to-medium sized businesses in its market area.

Uses of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the reported amounts of revenues and expenses during the reporting periods. Actual results could vary from these estimates. Material estimates that are particularly susceptible to significant changes in the near-term relate to the determination of the allowance for loan losses, income taxes, valuation and potential impairment of investment securities fair value and other-than-temporary impairment of certain investment securities, and valuation of goodwill and other intangibles and their respective analysis of impairment.

Significant Concentrations of Credit Risk

Most of the Company’s activities are with customers located within Massachusetts. Notes 3, “Trading Assets” and Note 4, “Securities” hereof, discuss the types of securities in which the Company invests. Note 5, “Loan and Allowance for Loan Losses” hereof discusses the types of lending in which the Company engages. Apart from its commercial real estate-related loans, a substantial portion of which are categorized broadly in the industry grouping known as “Lessors of non-residential buildings”, the Company believes that it does not have any significant loan concentrations in any other industry or customer. Additionally, the Company has investments in BOLI policies on certain past and present employees, through seven highly-rated insurance carriers.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold and assets purchased under resale agreements. Generally, federal funds are sold for up to two week periods.

Securities

Securities that are held principally for resale in the near-term and assets used to fund certain non-qualified executive retirement obligations, which are held in the form of Rabbi Trusts, are recorded as trading assets at fair value with changes in fair value recorded in earnings. Interest and dividends are included in net interest income. Quoted market prices, when available, are used to determine the fair value of trading instruments. If quoted market prices are not available, then fair values are estimated using pricing models, quoted prices of instruments with similar characteristics, or discounted cash flows. At December 31, 2008 and 2007, assets classified in the trading account relate to the non-qualified executive retirement obligations (see Note 14, “Employee Benefits Pension” hereof) and equity securities acquired with the Slades acquisition, which is entirely comprised of an investment in a community development and affordable housing fund.

Debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. Securities not classified as held to maturity or trading, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value, with changes in fair value excluded from earnings and reported in other comprehensive income (loss), net of the related tax.

Purchase premiums and discounts are recognized in interest income using the interest method, to arrive at periodic interest income at a constant effective yield, thereby reflecting the securities market yield. Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other-than-temporary are reflected in earnings as impairment charges. The Company evaluates individual securities that have fair values below cost for six months or longer or for a shorter period of time if considered appropriate by management to determine if the decline in fair value is other than temporary. Consideration is given to the obligor of the security, whether the security is guaranteed, whether there is a projected adverse change in cash flows, the liquidity of the security, the type of security, the capital position of security issuers, and payment history of the security, amongst others when evaluating these individual securities.

When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on the sale. Neither the Company nor the Bank engages in the active trading of its investment securities and funds that are held within a trust to fund non-qualified executive retirement obligations within a Rabbi Trust (see Note 3, “Trading Assets” hereof).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Loans

Loans are carried at the principal amounts outstanding, or amortized acquired fair value, in the case of acquired loans adjusted by partial charge-offs and net deferred loan costs or fees. Interest income for commercial, small business, real estate, and consumer loans is accrued based upon the daily principal amount outstanding except for loans on nonaccrual status.

Loans are generally placed on nonaccrual status if the payment of principal or interest is past due more than 90 days, or sooner if management considers such action to be prudent. As permitted by banking regulations, consumer loans past due 90 days or more may continue to accrue interest however, such loans are usually charged off after 120 days of delinquency. In addition, certain commercial and real estate loans that are more than 90 days past due may be kept on an accruing status if the loan is well secured and in the process of collection. As a general rule, a commercial or real estate loan more than 90 days past due with respect to principal or interest is classified as a nonaccrual loan. Income accruals are suspended on all nonaccrual loans and all previously accrued and uncollected interest is reversed against current income. A loan remains on nonaccrual status until it becomes current with respect to principal and interest (and in certain instances remains current for up to three months), or when management no longer has doubt about the collection of principal and interest when the loan is liquidated, or when the loan is determined to be uncollectible and is charged-off against the allowance for loan losses.

Loan fees and certain direct origination costs are deferred and amortized into interest income over the expected term of the loan using the level-yield method. When a loan is paid off, the unamortized portion of the net origination fees are recognized into interest income.

Allowance for Loan Losses

The allowance for loan losses is established based upon the level of inherent risk estimated to exist in the current loan portfolio. Loan losses are charged against the allowance when management believes the collectibility of a loan balance is doubtful. Subsequent recoveries, if any, are credited to the allowance.

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

Large groups of homogeneous loans are collectively evaluated for impairment. As such, the Bank does not typically identify individual loans within these groupings as impaired loans or for impairment evaluation and disclosure. At December 31, 2008 impaired loans include all commercial real estate loans, and commercial and industrial loans that are on nonaccrual status and certain potential problem loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Goodwill and Identifiable Intangible Assets

Goodwill is the price paid over the net fair value of the acquired businesses and is not amortized. Goodwill is evaluated for impairment at least annually, or more often in certain circumstances, by comparing fair value to carrying amount. The Company determined that goodwill was not impaired during 2008.

Goodwill is subject to ongoing periodic impairment tests and is evaluated using a two step impairment approach. Step one of the impairment testing compares book value to the market value of the Company’s stock, or to the fair value of the reporting unit. If test one is failed a more detailed analysis is performed, which involves measuring the excess of the fair value of the reporting unit, as determined in step one, over the aggregate fair value of the individual assets, liabilities, and identifiable intangibles as if the reporting unit was being acquired in a business combination. During 2008 the Company passed step one and no further analysis was required. As a result of such impairment testing, the Company determined goodwill was not impaired. Subsequent to December 31, 2008 the stock performance of many financial institutions, including the Company, have experienced significant declines. Should these declines persist or worsen future goodwill impairment testing may result in a determination that the Company’s goodwill is impaired and require that goodwill be written down through a charge to earnings.

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

Core Deposit Intangibles	7 - 10 Years
Non-Compete Agreements	5 Years
Customer Lists	10 Years

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

calculated based on fair value. Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal.

Income Taxes

Deferred income tax assets and liabilities are determined using the asset and liability (or balance sheet) method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Income taxes are allocated to each entity in the consolidated group based on its share of taxable income. Management exercises significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets, including projections of future taxable income. Additionally, a liability for unrecognized tax benefits is recorded for uncertain tax positions taken by the Company on its tax returns for which there is less than a 50% likelihood of being recognized upon a tax examination.

Tax credits generated from the New Markets Tax Credit program are reflected in earnings when realized for federal income tax purposes.

Pension, Defined Contribution Plan, Supplemental Executive Retirment Benefits, and Other Post Retirement Plans

The Company has a noncontributory, defined benefit pension plan (the “Pension Plan”) provided by the Bank, that was frozen on July 1, 2006 by eliminating all future benefit accruals, with the exception of the employees that were participants on July 1, 2006 but that were not yet fully vested. These employees will earn benefits up to the year in which they are fully vested and at that point there will be no more future benefit accruals. All benefits accrued up to July 1, 2006 remain in the pension plan and the participant’s frozen benefit was determined as of July 1, 2006. The Pension Plan is administered by Pentegra Retirement Services.

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

Additionally, the Company maintains supplemental retirement plans for certain highly compensated employees designed to offset the impact of regulatory limits on benefits under qualified pension plans. There are supplemental retirement plans in place for seven current and five former employees, as well as two former Slades employees.

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

As a result of the acquisition of Slades, effective March 1, 2008 (see Note 11, “Acquisition” hereof), the Company also supports a defined benefit pension plan (“Slades pension plan”) that covers substantially all of Slades’ previous employees that met certain eligibility requirements and that were employed as of January 1, 1998 when the plan was frozen. No additional defined benefits were earned for future service upon freezing the plan. The benefits paid are based on 1.5% of total salary plus 0.5% of compensation in excess of the integration level per year of service. The integration level was the first $750 of monthly compensation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition to the aforementioned acquired Slades pension plan, the Company assumed a post retirement benefit plan and a supplemental executive retirement plan (“SERP”) resulting from the acquisition of Slades. The post retirement benefit plan entitles four former Slades employees to have 85% of their Medex health insurance plan covered by the Company. The SERP entitles certain former Slades executive officers and directors to receive supplemental benefits commencing with their retirement.

Investment Management Group

Assets held in a fiduciary or agency capacity for customers are not included in the accompanying consolidated balance sheets, as such assets are not assets of the Company. Revenue from administrative and management activities associated with these assets is recorded on an accrual basis. Assets under management at December 31, 2008 and 2007 were $1.1 billion and $1.3 billion, respectively.

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

Guarantees

Standby letters of credit, excluding commercial letters of credit and other lines of credit, are considered guarantees of the Bank. The Bank enters into a standby letter of credit to guarantee performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements. The credit

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

risk involved is represented by the contractual amounts of those instruments. Under the standby letters of credit, the Bank is required to make payments to the beneficiary of the letters of credit upon request by the beneficiary so long as all performance criteria have been met. Most guarantees extend up to one year. At December 31, 2008 the maximum potential amount of future payments is $18.9 million, all of which is covered by collateral.

The collateral obtained is determined based upon management’s credit evaluation of the customer and may include cash, accounts receivable, inventory, property, plant, and equipment and income-producing real estate. The majority of the Bank’s letters of credit are collateralized by cash. The recourse provisions of the agreements allow the Bank to collect the cash used to collateralize the agreement. If other business assets are used as collateral and cash is not available, the Bank creates a loan for the customer with the same criteria as its other lending activities. The fair value of the guarantees are $142,000 and $115,000 at December 31, 2008 and 2007, respectively. The fair value of these guarantees is not material and is not reflected on the balance sheet.

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

Bank Owned Life Insurance

Bank owned life insurance (“BOLI”) represents life insurance on the lives of certain current and former employees who have provided positive consent allowing the Bank to be the beneficiary of such policies. The Bank purchases BOLI in order to use its earnings to help offset the costs of the Bank’s benefit expenses including pre- and post-retirement employee benefits. Increases in the cash surrender value (“CSV”) of the policies, as well as death benefits received net of any CSV, are recorded in other non-interest income, and are not subject to income taxes. The CSV of the policies are recorded as assets of the Bank. Any amounts owed to employees from policy benefits are recorded as liabilities of the Bank. The Company reviews the financial strength of the insurance carriers prior to the purchase of BOLI and annually thereafter. BOLI with any individual carrier is limited to 15% of tier one capital and BOLI in total is limited to 25% of tier one capital.

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

Recent Accounting Developments

Accounting Pronouncements Adopted in 2008

Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements”   In September 2006, the FASB issued SFAS 157. SFAS 157 was issued to provide consistency and comparability in determining fair value measurements and to provide for expanded disclosures about fair value measurements. The definition of fair value maintains the exchange price notion in earlier definitions of fair value but focuses on the exit price of the asset or liability. The exit price is the price that would be received to sell the asset or paid to transfer the liability adjusted for certain inherent risks and restrictions. Expanded disclosures are also required about the use of fair value to measure assets and liabilities. In February 2008, the FASB issued Staff Position (“FSP”) 157-2, “Effective Date of FASB Statement No. 157.” The FSP delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually). The effective date was delayed for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company adopted SFAS 157 as of January 1, 2008. The Company has determined that the impact of the adoption of SFAS 157 on the Company’s consolidated financial position was not material. See Note 5 within Notes to the Consolidated Financial Statements for the Company’s expanded disclosures on its fair value measurement policies and fair value measurements as of December 31, 2008.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

were effective as of January 1, 2008. The Company has not elected the fair value option under SFAS 159 for any instrument, but may elect to do so in future periods.

SFAS No. 161 (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities”   In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” This Statement amends SFAS No. 133, “Derivative Instruments and Hedging Activities” to require enhanced disclosures about an entity’s derivative and hedging activities, thereby improving the transparency of financial reporting. This Statement is effective for fiscal years beginning on or after November 15, 2008. Earlier adoption is encouraged. The Company has elected to early adopt SFAS 161 and enhanced disclosures are included hereto Note 18, “Commitments and Contingencies” hereof.

SFAS No. 162 (“SFAS 162”), “The Hierarchy of Generally Accepted Accounting Principles”   In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement shall be effective for fiscal years beginning on or after November 15, 2008. The Company has determined the adoption of SFAS 162 to not have a material effect on the Company’s consolidated financial position.

Emerging Issues Task Force (“EITF”) 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”   In September 2006, the FASB ratified the consensus reached by the EITF on EITF 06-4. The EITF addresses accounting for split-dollar life insurance arrangements whereby the employer purchases a policy to insure the life of an employee or a director, and separately enters into an agreement to split the policy benefits between the employer and the employee/director. The EITF states that an obligation arises as a result of a substantive agreement with an employee or director to provide future postretirement benefits. Under EITF 06-4, the obligation is not settled upon entering into an insurance arrangement. Since the obligation is not settled, a liability should be recognized in accordance with applicable authoritative guidance. EITF 06-4 was effective for fiscal years beginning after December 15, 2007. Upon acquiring Slades (see Note 11 “Acquisition,” hereof) effective March 1, 2008, the Company assumed such split dollar life insurance arrangements categorized as Bank Owned Life Insurance on its balance sheet and has a related liability of $1.3 million at December 31, 2008.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

FASB Staff Position Emerging Issues Task Force 99-20-1(“FSP 99-20-1”), “Amendments to the Impairment Guidance of EITF issue No. 99-20”   In January 2009 EITF 99-20 “Recognition of Interest Income and Impairment on a Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Asset” (“EITF 99-20”) was amended to achieve a more consistent determination of whether an other-than-temporary impairment has occurred. EITF 99-20 required the use of market participant assumptions about future cash flows. This cannot be overcome by management judgment of the probability of collecting all cash flows previously projected. FSP 99-20-1 retains and emphasizes other-than-temporary impairment assessment guidance and required disclosures in SFAS statement 115 “Accounting for Certain Investments in Debt and Equity Securities”. In making its other-than-temporary impairment assessment, the holder should consider all available information relevant to the collectability of the security, including information about past events, current conditions and reasonable and supportable forecasts, when developing the estimate of future cash flows. Such information generally should include the remaining payment terms of the security, prepayments speeds, the financial condition of the issuer(s), expected defaults, and the value of any underlying collateral. The FSP shall be effective for interim and annual reporting periods ending after December 15, 2008 and shall be provided prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. The Company has determined the adoption of FSP 99-20-1 to not have a material effect on the Company’s consolidated financial position, however, the pronouncement may have a material impact in future periods.

FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”   In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128 (“SFAS 128”), “Earnings per Share.” The guidance in this FSP applies to the calculation of EPS under SFAS 128 for share-based payment awards with rights to dividends or dividend equivalents. Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. This Statement is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. All prior-period EPS data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of this FSP. Early application is not permitted. The Company has determined the adoption of FSP EITF 03-6-1 to not have a material effect on the Company’s consolidated financial position.

Staff Accounting Bulletin No. 109 (“SAB 109”), “Written Loan Commitments Recorded at Fair Value Through Earnings”   In November 2007, the SEC issued SAB No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings.” SAB No. 109 supersedes SAB No. 105, “Application of Accounting Principles to Loan Commitments,” and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

earnings. The guidance in SAB No. 109 is applied on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The adoption of SAB No. 109 on January 1, 2008 did not have a material impact on the Company’s consolidated financial statements.

New Accounting Pronouncements Not Yet Adopted

SFAS No. 141 (revised 2007) (“SFAS 141R”), “Business Combinations”   In December 2007, the FASB issued SFAS 141R. SFAS 141R replaces FASB Statement No. 141 (“SFAS 141”), “Business Combinations,” but retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. It also retains the guidance in SFAS 141 for identifying and recognizing intangible assets separately from goodwill. However, SFAS 141R’s scope is broader than that of SFAS 141. SFAS 141R requires the expensing of acquisition-related transaction and restructuring costs, and certain contingent assets and liabilities acquired, as well as contingent consideration, to be recognized at fair value as of the measurement date. Additionally, SFAS 141R modifies the accounting for certain acquired income tax assets and liabilities. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. For any business combinations entered into by the Company subsequent to January 1, 2009, the Company will be required to apply the guidance in SFAS 141R.

SFAS No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51”   In December 2007, the FASB issued SFAS 160. SFAS 160 amends ARB 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 changes the way the consolidated income statement is presented. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. It establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation, and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. The effective date is for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. Earlier adoption is prohibited. This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. The Company has determined the adoption of SFAS 160 will not have a material effect on the Company’s consolidated financial position.

FASB Staff Position FAS 142-3 (“FSP FAS 142-3”), “Determination of the Useful Life of Intangible Assets”  In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (revised 2007) (“SFAS 141R”), “Business Combinations,” and other U.S. Generally Accepted Accounting Principles (GAAP). This Statement is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. Early application is not permitted. The Company anticipates that the adoption of FSP FAS 142-3 will not have a material effect on the Company’s consolidated financial position.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	Stock Option and Restricted Stock Awards

The Company has four stock-based plans, all of which have been approved by the Company’s Board of Directors and shareholders.

•	1996 Non-Employee Directors’ Stock Option Plan (“the 1996 Plan”)

•	1997 Employee Stock Option Plan (“the 1997 Plan”)

•	2005 Employee Stock Plan (“the 2005 Plan”)

•	2006 Non-Employee Director Stock Plan (“the 2006 Plan”)

The following table presents the amount of cumulatively granted stock options and restricted stock awards, net of forfeitures, through December 31, 2008.

	Authorized	Authorized		Cumulative Granted, Net of Forfeitures
	Stock	Restricted		Stock	Restricted
	Option Awards	Stock Awards	Total	Option Awards	Stock Awards

1996 Plan	300,000	N/A	300,000	209,000	N/A
1997 Plan	1,100,000	N/A	1,100,000	1,024,896	N/A
2005 Plan	(1)	(1)	800,000	423,134	9,360
2006 Plan	(2)	(2)	50,000	10,000	14,800

(1)	The Company may award up to a total of 800,000 shares as stock options or restricted stock awards.

(2)	The Company may award up to a total of 50,000 shares as stock options or restricted stock awards.

At December 31, 2008, there were no shares available for grant under the 1996 or 1997 Plans due to their expirations. Under the 2006 Plan, the 2005 Plan, the 1997 Plan, and the 1996 Plan the option exercise price equals the stocks trading value on the date of grant. Options granted to date under all plans expire between 2009 and 2018. The following table provides vesting period and contractual term information for stock option awards.

		Vesting Period From	Contractual
Date of Grant	Plan	Date of Grant	Term

Prior to 12/15/2005	1997	Immediate to 25 months	10 years
On 12/15/2005	1997 and 2005	Immediate	7 years
During 2006	2005	6 to 28 months	7 years
During 2006	2006	Immediate to 21 months	7 years
During 2007	2005	1 to 5 years	10 years
During 2008	2005	1 to 5 years	10 years

The Company issues shares for option exercises and restricted stock issuances from its pool of authorized but unissued shares.

On April 17, 2007 and April 22, 2008, the Company granted 5,200 and 4,400, respectively, restricted stock awards to non-employee directors from the 2006 Plan. These awards vest at the end of a five-year period, or earlier if the director ceases to be a director for any reason other than cause, for example, retirement. If a non-employee director is removed from the Board for cause, the Company has ninety (90) days within which to exercise a right to repurchase any unvested portion of any restricted stock award from the non-employee director for the aggregate price of One Dollar ($1.00). The holders of these awards participate fully in the rewards of stock ownership of the Company, including voting and dividend rights. The directors are not required to pay any consideration to the Company for the restricted stock awards. The Company measured the fair value of the awards based on the average of the high price and low price at which the Company’s common stock traded on the date of the grant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total stock-based compensation expense before tax recognized in earnings by the Company is shown in the following table:

			Total Stock Based
	Stock	Restricted	Compensation
	Options	Stock	Expense Before Tax
As of December 31,	Awards	Awards	Recognized in Earnings
	(Dollars in thousands)

2008	$422	$104	$526
2007	$257	$134	$391
2006	$67	$92	$159

Amounts recognized due to awards issued to directors is recognized as director’s fees within other non-interest expense.

Cash received from stock option exercises for the years ended December 31, 2008, 2007 and 2006 was approximately $695,000, $1.0 million, and $1.3 million, respectively. The actual tax benefit realized for the tax deductions from option exercises under all plans totaled $100,000, $110,000, and $352,000 for the years ending December 31, 2008, 2007, and 2006, respectively. No cash was used by the Company to settle equity instruments granted under share-based compensation arrangements during the year ended December 31, 2008.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions used for grants under the identified plans:

•	Expected volatility is based on the standard deviation of the historical volatility of the weekly adjusted closing price of the Company’s shares for a period equivalent to the expected life of the option.

•	Expected life represents the period of time that the option is expected to be outstanding, taking into account the contractual term, historical exercise/forfeiture behavior, and the vesting period, if any. For all options granted on December 15, 2005 and later, the simplified method as detailed in Staff Accounting Bulletin No. 107 (“SAB 107”) was used in determining the expected life.

•	Expected dividend yield is an annualized rate calculated using the most recent dividend payment at time of grant and the Company’s average trailing twelve-month daily closing stock price.

•	The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for a period equivalent to the expected life of the option.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	In addition, as SFAS 123R requires that the stock-based compensation expense recognized in earnings be based on the amount of awards ultimately expected to vest, a forfeiture assumption is estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation expense recognized in 2008, 2007 and 2006 has been reduced for annualized estimated forfeitures of 5% for both restricted stock and stock option awards. Forfeitures were estimated based on historical experience.

		2006 Plan		2005 Plan	1997 Plan	1996 Plan

Expected Volatility	Fiscal Year 2008	N/A		25%(1)	N/A	N/A
	Fiscal Year 2007	N/A		30%(2)	N/A	N/A
28%(3)
	Fiscal Year 2006	27	%(4)	25%(5)	N/A	N/A
Expected Lives	Fiscal Year 2008	N/A		5 years(1)	N/A	N/A
	Fiscal Year 2007	N/A		6.5 years(2)	N/A	N/A
6.5 years(3)
	Fiscal Year 2006	4 years	(4)	4 years(5)	N/A	N/A
Expected Dividend Yields	Fiscal Year 2008	N/A		2.44%(1)	N/A	N/A
	Fiscal Year 2007	N/A		1.95%(2)	N/A	N/A
2.09%(3)
	Fiscal Year 2006	2.36	%(4)	2.08%(5)	N/A	N/A
Risk Free Interest Rate	Fiscal Year 2008	N/A		2.79%(1)	N/A	N/A
	Fiscal Year 2007	N/A		4.68%(2)	N/A	N/A
4.95%(3)
	Fiscal Year 2006	4.87	%(4)	4.73%(5)	N/A	N/A

(1)	On February 14, 2008, 201,000 options were granted from the 2005 Plan to certain officers of the Company and/or Bank. The risk free rate, expected dividend yield, expected life and expected volatility for this grant were determined on February 14, 2008.

(2)	On February 15, 2007, 133,000 options were granted from the 2005 Plan to certain officers of the Company and/or Bank. The risk free rate, expected dividend yield, expected life and expected volatility for this grant were determined on February 15, 2007.

(3)	On July 19, 2007, 10,000 options were granted from the 2005 Plan to an officer of the Bank. The risk free rate, expected dividend yield, expected life and expected volatility for this grant were determined on July 19, 2007.

(4)	On April 18, 2006, 10,000 options were granted from the 2006 Plan to two members of the Company’s Board of Directors. The risk free rate, expected dividend yield, expected life and expected volatility for this grant were determined on April 18, 2006.

(5)	On September 7, 2006, 5,000 options were granted from the 2005 Plan to the Company’s Officer. The risk free rate, expected dividend yield, expected life and expected volatility for this grant were determined on September 7, 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the status of all the Company’s Plans for the year ended December 31, 2008 is presented in the table below:

	Summary Status of All Plans
	Year Ended December 31, 2008
		Weighted	Wtd Avg.	Aggregate		Weighted
		Average	Remaining	Intrinsic	Restricted	Average
		Exercise	Contractual	Value	Stock	Grant
	Stock Options	Price ($)	Term (years)	($000)	Awards	Price ($)

Balance at January 1, 2008	886,257	$27.69			13,850	$30.63
Granted	201,000	$28.27			4,400	$29.35
Exercised	(48,366)	$16.05			n/a	n/a
Released	n/a	n/a			(1,775)	$28.90
Forfeited	(28,526)	$30.51			(525)	$28.90
Expired	(27,340)	$30.89			—	$—

Balance at December 31, 2008	983,025	$28.21	5.7	$1,458	15,950	$30.53

Options Exercisable at December 31, 2008	703,185	$27.60	4.5	$1,458	n/a	n/a

	Year Ended December 31,
	2008	2007	2006

Weighted average grant date fair value of options granted ($ per share)	$5.63	$10.40	$7.32
Total intrinsic value of share options exercised	$280,000	$366,000	$841,000

The aggregate intrinsic value in the preceding tables represents the total pre-tax intrinsic value, based on the average of the high price and low price at which the Company’s common stock traded on December 31, 2008 of $26.89, which would have been received by the option holders had they all exercised their options as of that date.

A summary of the status of the Non-Employee Director Plans as of December 31, 2008 and changes during the year then ended is presented in the table below:

	Non-Employee Director Plans
	Year Ended December 31, 2008
	1996 Plan		2006 Plan
		Weighted	Stock	Weighted
		Average	Options	Average
	Stock	Exercise	and	Exercise
	Options	Price	Awards	Price

Balance at January 1, 2008	73,000	$21.38	18,000	$32.08
Granted
Options	—	$—	—	$—
Restricted Stock Awards	n/a	n/a	4,400	$29.35
Exercised	(21,000)	$16.16	—	$—
Released	n/a	n/a	—	$—
Forfeited	—	$—	—	$—
Expired	—	$—	—	$—

Outstanding at December 31, 2008	52,000	$23.48	22,400	$31.55

Options Exercisable at December 31, 2008	52,000	$23.48	10,000	$32.23

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the status of the Company’s nonvested awards under all Plans as of December 31, 2008 and changes during the year then ended is presented in the table below:

	Year Ended December 31, 2008
	Stock Options			Restricted Stock Awards
		Weighted			Weighted
		Average			Average
		Grant Date			Grant Date
	Awards	Fair Value		Awards	Fair Value

Nonvested at January 1, 2008	138,665	$10.24		13,850	$30.63
Granted	201,000	$5.63		4,400	$29.35
Vested/Released	(31,301)	$10.16		(1,775)	$28.90
Expired	—	$—		—	$—
Forfeited	(28,524)	$8.87		(525)	$28.90

Nonvested at December 31, 2008	279,840	$7.22		15,950	$30.53

Unrecognized compensation cost, including forfeiture estimate			$1,617,515			$315,039
Weighted average remaining recognition period (years)			3.8			3.0

The total fair value of stock options that vested during the years ended December 31, 2008, 2007, and 2006 was $253,063, $116,000, and $262,000, respectively. The total fair value of restricted stock awards that vested during the years ended December 31, 2008, 2007 and 2006 was $51,000, $133,000 and $60,000 respectively.

The Company has individual stock option agreements for its Chief Executive Officer and for all other officers who have been designated Executive Officers of the Company and/or Rockland Trust Company. These agreements have been included in Securities Exchange Commission filings. Those stock option agreements include a provision that requires that any unvested options that: (1) would vest upon a Change of Control, and (2) that would become an event described in Section 280G of the Internal Revenue Code of 1986, will be cashed out at the difference between the deal price of the acquisition and the exercise price of the stock option.

(3)	Trading Assets

Trading assets, at fair value, consist of the following:

	At December 31,
	2008	2007
	Fair Value
	(Dollars in thousands)

Cash Equivalents	$60	$111
Fixed Income Securities	569	400
Marketable Equity Securities	2,072	1,176

Total	$2,701	$1,687

The Company realized a gain on trading activities of $1,000 in 2008, $134,000 in 2007, and $86,000 in 2006, which is included in other income. The majority of the trading assets are held for funding non-qualified executive retirement obligations within a Rabbi Trust (see Note 14, “Employee Benefits Pension” hereof). The Company has a $1.2 million equities portfolio which was acquired as part of the Slades acquisition. The Slades portfolio is entirely comprised of an open-end mutual fund whose investment objective is to invest in geographically specific private placement debt securities designed to support underlining economic activities such as community development and affordable housing.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4)	Securities

The amortized cost, gross unrealized gains and losses, and fair value of securities held to maturity at December 31, 2008 and 2007 were as follows:

	2008				2007
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	(Dollars in thousands)				(Dollars in thousands)

U.S. Treasury and Government Sponsored Enterprise	$—	$—	$	$—	$699	$2	$	$701
Mortgage-Backed Securities	3,470	130	—	3,600	4,488	74	—	4,562
State, County, and Municipal Securities	19,516	324	(53)	19,787	30,245	571	—	30,816
Corporate Debt Securities	—	—	—	—	—	—	—	—
Trust Preferred Securities Issued by Banks and Insurers	9,803	—	(2,800)	7,003	9,833	—	(249)	9,584

Total	$32,789	$454	$(2,853)	$30,390	$45,265	$647	$(249)	$45,663

The amortized cost, gross unrealized gains and losses, and fair value of securities available for sale at December 31, 2008 and 2007 were as follows:

	2008				2007
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	(Dollars in thousands)				(Dollars in thousands)

U.S. Treasury and Government Sponsored Enterprise	$705	$5	$—	$710	$69,780	$—	$(117)	$69,663
Mortgage-Backed Securities	462,539	12,721	(177)	475,083	239,038	1,100	(2,322)	237,816
Collateralized Mortgage
Obligations	78,561	323	(6,587)	72,297	97,509	306	(930)	96,885
State, County, and Municipal Securities	18,620	334	—	18,954	18,868	13	(67)	18,814
Corporate Debt Securities	24,925	927	—	25,852	5,000		(769)	4,232
Trust Preferred Securities Issued by Banks and Insurers(1)	16,462	—	(9,067)	7,395	18,815	—	(1,965)	16,848

Total	$601,812	$14,310	$(15,831)	$600,291	$449,010	$1,419	$(6,171)	$444,258

(1)	The Company recorded OTTI charges in this category of $7.2 million for the year ending December 31, 2008. For securities deemed impaired the amortized cost was written down to the fair value of the securities.

The Company realized $756,000 gross gains on the sale of securities available for sale in 2008, and none in 2007 and 2006, respectively. The Bank realized $1.4 million gross losses in 2008, no gross losses in 2007, and $3.2 million in 2006. The Company received cash proceeds on the sale of securities available for sale of $49.9 million, zero, and $101.8 million, for 2008, 2007 and 2006, respectively. The Company sold the majority

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of Slades’ investment securities portfolio, which comprised the majority of the $1.4 million gross losses. The majority of the Company’s portfolio of mortgage-backed securities and collateralized mortgage obligations are issued or guaranteed by Government Sponsored Enterprises (“GSE”).

A schedule of the contractual maturities of securities held to maturity and securities available for sale as of December 31, 2008 is presented below.

	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in thousands)		(Dollars in thousands)

Due in one year or less	$13	$13	$4,119	$4,161
Due from one year to five years	8,042	8,198	59,217	60,668
Due from five to ten years	12,805	13,010	134,656	137,171
Due after ten years	11,929	9,169	403,820	398,291

Total	$32,789	$30,390	$601,812	$600,291

The actual maturities of mortgage-backed securities, collateralized mortgage obligations and corporate debt securities will differ from the contractual maturities, due to the ability of the issuers to prepay underlying obligations. Security transactions are generally recorded on the trade date. At December 31, 2008, the Bank has $45.8 million of callable securities in its investment portfolio.

On December 31, 2008 and 2007, investment securities carried at $196.0 million and $181.0 million, respectively, were pledged to secure public deposits, assets sold under repurchase agreements, treasury tax and loan notes, letters of credit, and for other purposes as required by law. Additionally, $310.6 million and $208.0 million of securities, at carrying value, were pledged to the Federal Home Loan Bank (“FHLB”) at December 31, 2008 and 2007, respectively.

At year-end 2008 and 2007, the Company had no investments in obligations of individual states, counties, or municipalities, which exceed 10% of stockholders’ equity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables show the gross unrealized losses and fair value of the Company’s investments with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2008 and 2007.

		At December 31, 2008
		Less Than 12 Months		12 Months or Longer		Total
	# of		Unrealized		Unrealized		Unrealized
Description of Securities	Holdings	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
		(Dollars in thousands)

U.S. Treasury and Government Sponsored Enterprise Obligations	—	$—	$—	$—	$—	$—	$—
Mortgage-Backed Securities	10	4,326	(177)	—	—	4,326	(177)
Collateralized Mortgage Obligations	6	32,244	(6,587)	—	—	32,244	(6,587)
Corporate Debt Securities	—	—	—	—	—	—	—
Trust Preferred Securities Issued by Banks and Insurers	7	1,043	(496)	11,658	(11,370)	12,701	(11,866)
City, State, and Local Municipal Bonds	4	1,613	(54)	—	—	1,613	(54)

Total Temporarily Impaired Securities	27	$39,226	$(7,314)	$11,658	$(11,370)	$50,884	$(18,684)

		At December 31, 2007
		Less Than 12 Months		12 Months or Longer		Total
	# of		Unrealized		Unrealized		Unrealized
Description of Securities	Holdings	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
		(Dollars in thousands)

U.S. Treasury and Government Sponsored Enterprise Obligations	5	$—	$—	$69,663	$(117)	$69,663	$(117)
Mortgage-Backed Securities	19	10,487	(5)	143,948	(2,317)	154,435	(2,322)
Collateralized Mortgage Obligations	15	—	—	63,827	(930)	63,827	(930)
Corporate Debt Securities	11	30,664	(2,984)	—	—	30,664	(2,984)
City, State, and Local Municipal Bonds	6	2,820	(1)	15,623	(66)	18,443	(67)

Total Temporarily Impaired Securities	56	$43,971	$(2,990)	$293,061	$(3,430)	$337,032	$(6,420)

At December 31, 2008, the Bank had securities of $50.9 million with $18.7 million of unrealized losses on these securities. Of these securities, $39.2 million, with losses of $7.3 million, have been at a loss position for less than 12 months and $11.7 million of these securities, with losses of $11.4 million, have been at a loss position for longer than 12 months. The Bank believes that these securities are only temporarily impaired and that the full principal and interest will be collected as anticipated.

At December 31, 2007, the Bank had securities of $337.0 million with $6.4 million of unrealized losses on these securities. Of these securities, $44.0 million, with losses of $3.0 million, have been at a loss position for less than 12 months and $293.1 million of these securities, with losses of $3.4 million, have been at a loss position for longer than 12 months.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Of the total fair value of securities with unrealized losses at December  31, 2008, $4.3 million, or 8.5%, are adjustable rate agency mortgage backed securities and are at a loss position because they were acquired when interest rate spreads were lower than that on December 31, 2008. As of December 31, 2008, $16.7 million, or 32.9%, are agency collateralized mortgage obligations. The agency collateralized mortgage obligations are also at a loss because they were purchased during a lower interest rate environment. In addition, $15.5 million, or 30.5%, are private label collateralized mortgage obligations and $12.7 million, or 25%, are trust preferred securities, both of which are at losses due to the temporary but significant dislocation of those credit markets. For the trust preferred securities that have been at a loss for over twelve months the Company reviewed cash flow models which reflected stressed conditions. As a result of this review process, management deemed these securities to not be other-than-temporarily impaired. Lastly, $1.6 million, or 3.2%, are municipal bonds backed by monoline insurers (which insure the principal of municipal bonds at par) and are at a loss because of current disruptions in the municipal insurance business.

Because the declines in fair value of investments are primarily attributable recent and temporary changes in credit markets and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be until maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2008 and 2007.

The Company reviews investment securities for the presence of other-than-temporary impairment, taking into consideration current market conditions, extent and nature of change in fair value, issuer rating changes and trends, volatility of earnings, current analysts’ evaluations, the Company’s ability and intent to hold investments until a recovery of fair value, which may be maturity, as well as other factors. During the year ended December 31, 2008 the Company recognized a loss on the write-down of investments to fair value of $7.2 million, for certain available-for-sale securities, which the Company believes to be other-than-temporarily impaired. The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other-than-temporary, the value of the security is reduced and a corresponding charge to earnings is recognized. The investments for which the impairment charge has been recognized are pooled trust preferred securities issued by banks and insurers which are classified as available for sale. The decision to deem these securities other-than-temporarily impaired was based on near term financial prospects for each pooled trust preferred security, a specific analysis of the structure of each security, and an evaluation of the underlying information and industry knowledge available to the Company. As previously mentioned, the Company performed cash flow modeling with stressed scenarios for trust preferred securities. Based on the results of this analysis, and the severity and duration of the losses, the Company deemed certain securities to be other-than-temporarily impaired. Due to the current economic conditions, the Company will continue to monitor the investment securities closely. Future reviews for other-than-temporary impairment will consider the particular facts and circumstances during the reporting period under review and it is reasonably possible that future other-than-temporary impairment charges could result.

See table below for details regarding the Company’s trust preferred securities and related other-than-temporary impairment charges as of December 31, 2008.

		Trust Preferred Detail as of December 31, 2008
			Amortized
			Cost
	Amortized		After
	Cost	OTTI	Impairment	Fair Value
	(Dollars in thousands)

Pooled Trust Preferred	$18,677	$7,216	$11,461	$5,194
Single Issuer Trust Preferred	14,803	—	14,803	9,205

Total Trust Preferred	$33,480	$7,216	$26,264	$14,399

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5)	Loans and Allowance For Loan Losses

The vast majority of the Bank’s lending activities are conducted in the Commonwealth of Massachusetts. The Bank originates commercial and residential real estate loans, commercial and industrial loans, small business and consumer home equity, auto, and other loans for its portfolio. The Bank considers a concentration of credit to a particular industry to exist when the aggregate credit exposure to a borrower, an affiliated group of borrowers or a non-affiliated group of borrowers engaged in one industry exceeds 10% of the Bank’s loan portfolio which includes direct, indirect or contingent obligations. At December 31, 2008, loans made by the Company to the industry concentration of lessors or non-residential buildings grew to 14.5% of the Company’s total loan portfolio.

Net deferred fees included in loans at December 31, 2008 and December 31, 2007 were $3.8 million and $3.4 million, respectively.

At December 31, 2008 and 2007 the Company serviced approximately $250.5 million and $255.2 million, respectively, of loans sold to investors in the secondary mortgage market and other financial institutions. The fair value of the servicing rights associated with these loans was $1.5 million and $2.1 million as of December 31, 2008 and 2007, respectively.

The following table outlines our Mortgage Servicing Rights statistical information:

	December 31,
	2008	2007
	(Dollars in thousands)

Mortgage Servicing Rights Data:
Balance	$1,498	$2,073
Capitalization value	0.60%	0.83%
Unpaid balance	$247,040	$250,915

At December 31, 2008 and 2007, loans held for sale amounted to approximately $8.4 million and $11.1 million, respectively. The Company has derivatives consisting of forward sales contracts and commitments to fund rate locked loans intended for sale. Forward loan sale contracts and the commitments to fund loans intended for sale are recorded at fair value. The change in fair values resulted in an increase in earnings of $77,000 in 2008 and an increase in earnings of $138,000 in 2007.

Impairment is measured on a loan by loan basis for commercial, commercial real estate, and construction categories by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

At December 31, 2008, impaired loans included all commercial real estate loans and commercial and industrial loans on nonaccrual status, troubled debt restructures, and other loans that have been categorized as impaired. Total impaired loans at December 31, 2008 and 2007 were $15.6 million and $3.9 million, respectively.

As of December 31, 2008 and 2007, the Bank’s recorded investment in impaired loans and the related valuation allowance was as follows:

	At December 31,
	2008		2007
	Recorded	Valuation	Recorded	Valuation
	Investment	Allowance	Investment	Allowance
		(Dollars in thousands)

Impaired loans:
Valuation allowance required	$5,532	$2,121	$339	$14
No valuation allowance required	10,109	—	3,608	—

Total	$15,641	$2,121	$3,947	$14

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The foregone interest on impaired loans is made up of commercial loans on nonaccrual and amounted to $792,000, $335,000, and $43,000 at December 31, 2008, 2007, and 2006, respectively.

The valuation allowance is included in the allowance for loan losses on the consolidated balance sheet. The average recorded investment in impaired loans for the years ended December 31, 2008 and 2007 was $7.9 million and $3.9 million, respectively. Interest payments received on impaired loans are recorded as interest income unless collection of the remaining recorded investment is doubtful, at which time payments received are recorded as reductions of principal.

At December 31, 2008 and 2007, accruing loans 90 days or more past due totaled $275,000 and $500,000, respectively, and nonaccruing loans totaled $26.7 million and $7.1 million respectively. Gross interest income that would have been recognized for the years ended December 31, 2008, 2007 and 2006, if nonaccruing loans at the respective dates had been accruing in accordance with their original terms, approximated $890,000, $326,000, and $146,000, respectively. The actual amount of interest that was collected on these loans during each of those periods and included in interest income was approximately $179,000, $120,000, and $225,000, respectively. There were no commitments to advance additional funds to borrowers whose loans are on nonaccrual.

The aggregate amount of all loans outstanding to directors, principal officers, and principal security holders at December 31, 2008 and 2007 were $35.3 million and $28.5 million, respectively a reconciliation of these loans was as follows:

Reconciliation of Loan Activity
for the Years Ended December 31,
2007 and 2008
(Dollars in thousands)

Net Principal Balance of Loans Outstanding as of December 31, 2006	$28,731
Amount for Retired Directors	(3,998)
Loan Advances	37,931
Loan Payments/Payoffs	(34,203)

Net Principal Balance of Loans Outstanding as of December 31, 2007	$28,461

Net Principal Balance of Loans Outstanding as of December 31, 2007	$28,461
Amount for Retired Directors	—
Loan Advances	56,358
Loan Payments/Payoffs	(49,469)

Net Principal Balance of Loans Outstanding as of December 31, 2008	$35,350

All such loans were made in the ordinary course of business on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other persons, and do not involve more than the normal risk of collectibility or present other unfavorable features.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

An analysis of the total allowance for loan losses for each of the three years ending December 31 are as follows:

	2008	2007	2006
	(Dollars in thousands)

Allowance for loan losses, beginning of year	$26,831	$26,815	$26,639
Loans charged off	(7,138)	(3,868)	(3,180)
Recoveries on loans previously charged off	944	754	1,021

Net charge-offs	(6,194)	(3,114)	(2,159)
Allowance related to business combinations	5,524	—	—
Provision charged to expense	10,888	3,130	2,335

Allowance for loan losses, end of year	$37,049	$26,831	$26,815

(6)	Bank Premises and Equipment

Bank premises and equipment at December 31, 2008 and 2007 were as follows:

			Estimated
			Useful Life
	2008	2007	(In Years)
	(Dollars in thousands)

Cost:
Land	$9,500	$6,520	N/A
Bank Premises	15,721	30,625	5-39
Leasehold Improvements	13,352	10,490	5-15
Furniture and Equipment	39,371	30,022	3-10

Total Cost	77,944	77,657

Accumulated Depreciation	(41,515)	(38,572)

Net Bank Premises and Equipment	$36,429	$39,085

Depreciation expense related to bank premises and equipment was $4.1 million in 2008 and in 2007, and $4.3 million in 2006, which is included in occupancy and equipment expense.

During the second quarter of 2008, Rockland Trust opened two new branches and completed a sale and leaseback transaction consisting of 17 branch properties and various individual office buildings. In total the Company sold and concurrently leased back $27.6 million in land and buildings with associated accumulated depreciation of $9.4 million. Proceeds were $32.2 million, resulting in a gain of $13.2 million, net of transaction costs of $753,000. The net gain was deferred and is being amortized ratably over the lease terms of the individual buildings, which terms are either 10 or 15 years, through rent expense as a part of occupancy and equipment expense. The transaction was immediately accretive to current year earnings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(7)	Deposits

The following is a summary of original maturities of time deposits as of December 31:

	2008		2007
	Balance of		Balance of
	Time Deposits		Time Deposits
	Maturing	Percent	Maturing	Percent
	(Dollars in thousands)		(Dollars in thousands)

1 year or less	$676,525	79.96%	$509,848	95.80%
Over 1 year to 2 years	98,936	11.69%	11,547	2.17%
Over 2 years to 3 years	64,708	7.64%	5,296	1.00%
Over 3 years to 4 years	1,060	0.13%	1,617	0.30%
Over 4 years to 5 years	729	0.09%	207	0.04%
Over 5 years	4,138	0.49%	3,665	0.69%

Total	$846,096	100.00%	$532,180	100.00%

(8)	Borrowings

Short-term borrowings consist of federal funds purchased, assets sold under repurchase agreements, FHLB borrowings, and treasury tax and loan notes that are due within one year from the origination date. Information on the amounts outstanding and interest rates of short-term borrowings for each of the three years in the period ended December 31 are as follows:

	2008	2007	2006
	(Dollars in thousands)

Balance outstanding at end of year	$329,826	$307,672	$246,202
Average daily balance outstanding	207,614	284,601	248,841
Maximum balance outstanding at any month end	329,826	307,672	291,886
Weighted average interest rate for the year	2.49%	3.89%	4.86%
Weighted average interest rate at end of year	0.93%	3.68%	4.42%

At December 31, 2008 and 2007, the Bank had $1.3 billion and $869.8 million, respectively, of assets pledged as collateral against borrowings.

The Company and the Bank each has established one line of credit for $10.0 million, neither of which were drawn on at December 31, 2008. The Company’s line of credit is with SunTrust Bank and the Bank’s line of credit is with Bank of America. The Bank has also established repurchase agreements with major brokerage firms. Borrowings under these agreements are classified as assets sold under repurchase agreements. Both wholesale and retail repurchase agreements are collateralized by securities issued or guaranteed by Government Sponsored Enterprises. At December 31, 2008 and 2007, the Company had $50.0 million, of securities repurchase agreements outstanding with third party brokers. In addition to these agreements, the Bank has entered into repurchase agreements with certain customers. At December 31, 2008 and 2007, the Bank had $120.9 million and $88.6 million, respectively, of customer repurchase agreements outstanding. The related securities are included in securities available for sale.

FHLB borrowings are collateralized by a blanket pledge agreement on the Bank’s FHLB stock, certain qualified investment securities, deposits at the Federal Home Loan Bank, and residential mortgages held in the Bank’s portfolio and certain commercial real estate loans. The Bank’s available borrowing capacity at the Federal Home Loan Bank was approximately $471.8 million at December 31, 2008. In addition, the Bank has a $5.0 million line of credit with the FHLB, none of which is outstanding at December 31, 2008. Subsequent to year end, the FHLB Boston (FHLBB) announced that it has indefinitely suspended its dividend payment beginning in the first quarter of 2009, and will continue the moratorium, put into effect during the fourth quarter of 2008, on all excess stock

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

repurchases in an effort to help preserve capital. A significant portion of the Bank’s liquidity needs are satisfied through its access to funding pursuant to its membership in the FHLBB. Should the FHLBB experience further deterioration in its capital, it may restrict the FHLBB’s ability to meet the funding needs of its members, and as result, may have an adverse affect on the Bank’s liquidity position.

A schedule of the maturity distribution of FHLB advances with the weighted average interest rates at December 31, 2008 and 2007 follows:

	2008		2007
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
	(Dollars in thousands)

Due in one year or less	$36,003	0.28%	$216,003	4.02%
Due in greater than one year to five years	279,236	2.82%	70,013	4.91%
Due in greater than five years	114,395	1.74%	25,109	3.99%

Total	$429,634	2.32%	$311,125	4.22%

Of the $429.6 million outstanding at year-end, $185.0 million of these borrowings are hedged by interest rate swaps to fix the rate of interest at an average rate of 2.52% through December 19, 2018.

Also included as long-term borrowings on the Company’s balance sheet are junior subordinated debentures payable to the Company’s unconsolidated special purpose entities, Trust V and Slade Ferry Trust I, which issued trust preferred securities. At December 31, 2008 the Company has $61.8 million of junior subordinated debentures, of which $51.5 million were issued to an unconsolidated subsidiary, Trust V, in connection with the issuance of variable rate (LIBOR plus 1.48%) capital securities due in 2037. The Company has locked in a fixed rate of interest of 6.52%, for 10 years, through an interest rate swap. The Company also has $10.3 million of outstanding junior subordinated debentures issued to an unconsolidated subsidiary, Slade’s Ferry Trust I, in connection with the issuance of variable rate (LIBOR plus 2.79%) capital securities due in 2034. The Company unconditionally guarantees all Trust V and Slade’s Ferry Statutory Trust obligations under the trust preferred securities.

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

In October 2006 the Company formed Trust V, which issued and sold 50,000 trust preferred securities in December 2006. The Company received $50.0 million from the issuance of the trust preferred securities in return for junior subordinated debentures issued by the Company to Independent Capital Trust V. The interest rate of the trust preferred securities is a variable rate determined as the 3 month London Interbank Offered Rate (“LIBOR”) plus 148 basis points. The Company has entered into interest rate swap agreements to fix the interest rate paid on the debentures for the subsequent ten years at 6.52%. The trust preferred securities issued by Trust V were issued and sold in a private placement as part of a pool transaction. Additionally, Trust V issued $1.5 million in common securities to the Company.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

debentures mature on March 15, 2037. The Company may redeem the debentures and the trust preferred securities at any time on or after March 15, 2012.

In August 2008 Rockland Trust Company, issued $30.0 million of subordinated debt to USB Capital Resources Inc., a wholly-owned subsidiary of U.S. Bank National Association. Rockland Trust has received the $30.0 million derived from the sale of the subordinated debenture and intends to use the proceeds to support growth and for other corporate purposes.

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

Unamortized debt issuance costs are included in other assets. Unamortized issuance costs were $498,000 and $67,000 at December 31, 2008 and 2007, respectively.

Interest expense on the junior subordinated and subordinated debt, reported in interest on borrowings, which includes the amortization of the issuance cost, was $4.6 million in 2008, $5.2 million in 2007 and $5.5 million in 2006. Included in interest expense was a write-off of $907,000 of issuance costs in connection with the redemption of trust preferred securities of Trust IV in April 2007 and $995,000 of issuance costs in connection with the redemption of trust preferred securities of Trust III in December 2006.

As previously mentioned, the Company is participating in the TLGP. The second main component of this program is the Debt Guarantee Program, by which the FDIC will guarantee the payment of certain newly issued senior unsecured debt, in a total amount up to 125% of the par or face value of the senior unsecured debt outstanding, excluding debt extended to affiliates. As of December 31, 2008, the Company had no senior unsecured debt outstanding. If an insured depository institution had no senior unsecured debt, or only had Federal Funds purchased, the Company’s limit for coverage under the TLGP Debt Guarantee Program would be 2% of the Company’s consolidated total liabilities as of September 30, 2008.

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

Earnings per share consisted of the following components for the years ended December 31:

	Net Income
	2008	2007	2006
	(Dollars in thousands)

Net Income	$23,964	$28,381	$32,851

	Weighted Average Shares
	2008	2007	2006
	(In thousands)

Basic Shares	15,695	14,033	14,938
Effect of dilutive securities	64	128	172

Diluted Shares	15,759	14,161	15,110

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Net Income per Share
	2008	2007	2006

Basic EPS	$1.53	$2.02	$2.20
Effect of dilutive securities	0.01	0.02	0.03

Diluted EPS	$1.52	$2.00	$2.17

The following table illustrates the options to purchase common stock and the shares of restricted stock that were excluded from the calculation of diluted earnings per share because they were anti-dilutive:

	As of December 31,
	2008	2007	2006

Stock Options	772,037	327,669	172,137
Restricted Stock	—	—	—

(10)	Goodwill and Identifiable Intangible Assets

Goodwill and identifiable intangible assets as of December 31, 2008 and December 31, 2007 were $125.7 million and $60.4 million, respectively. During 2008 the Company completed the acquisition of Slade’s Ferry Bancorp., which resulted in additional goodwill of $57.9 million and other identifiable intangible assets of $9.0 million. Additionally, the Company recorded additional goodwill of approximately $200,000 relating to earn out payments from 2007 acquisitions. During 2007 the Company completed two acquisitions, Compass Exchange Advisors LLC, a 1031 exchange intermediary, on January 1, 2007 and O’Connell Investment Services Inc. on November 1, 2007, which resulted in additional goodwill of $3.2 million and other identifiable intangible assets of $990,000.

The Company has $116.4 million of goodwill recorded as of December 31, 2008, of which approximately $38.1 million is expected to be deductible for tax purposes.

The changes in goodwill and identifiable intangible assets for the years ended December 31, 2008 and 2007 are shown in the table below.

	Carrying Amount of Goodwill and Intangibles
		Core Deposit	Other Identifiable
	Goodwill	Intangibles	Intangible Assets	Total
	(Dollars in thousands)

Balance at December 31, 2006	$55,078	$1,457	$—	$56,535
Recorded during the year	$3,218	$—	$990	$4,208
Amortization Expense	—	(323)	(9)	(332)

Balance at December 31, 2007	$58,296	$1,134	$981	$60,411
Recorded during the year	$58,141	$8,761	$200	$67,102
Amortization Expense	—	(1,528)	(275)	(1,803)

Balance at December 31, 2008	$116,437	$8,367	$906	$125,710

The following table sets forth the estimated annual amortization expense of the identifiable intangible assets.

	2009	2010	2011	2012	2013	2014-2018	Total
	(Dollars in thousands)

Core Deposit Intangibles	$1,403	$1,120	$954	$793	$793	$3,304	$8,367
Other Intangible Assets	134	101	101	101	97	372	906

Total Identifiable Intangible Assets	$1,537	$1,221	$1,055	$894	$890	$3,676	$9,273

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(11)	Acquisition

Effective March 1, 2008, the Company acquired Slade’s Ferry Bancorp. (“Slades”), parent of Slade’s Ferry Trust Company, doing business as Slades Bank. In accordance with SFAS No. 141 “Business Combinations”, the acquisition was accounted for under the purchase method of accounting and, as such, was included in the Company’s results of operations from the date of acquisition. The terms of the agreement called for 75% of the outstanding common shares of Slades stock to be converted to 0.818 shares of Independent Bank Corp. and for the remaining 25% to be purchased for $25.50 in cash. The Company issued 2,492,195 shares of common stock valued at $76.2 million, or $30.59 per share. The $30.59 was determined based on the average of the closing prices of the Company’s shares over a five day trading period beginning two trading days prior to the date of the announcement of the acquisition and ending two trading days following the date of the announcement of the acquisition. The cash payment totaled $25.9 million equating to a total purchase price of approximately $102 million. The acquisition of Slades allowed the Company to expand its geographical footprint. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition.

Assets and Liabilities
Assumed
(Dollars in thousands)

Assets:
Cash acquired, net of cash paid	$(13,484)
Investments	106,700
Loans, net	465,720
Premises and Equipment	11,502
Goodwill	57,955
Core Deposit & Other Intangible	8,961
Other Assets	25,293

Total Assets Acquired	$662,647
Liabilities:
Deposits	$410,769
Borrowings	161,974
Other Liabilities	13,676

Total Liabilities Assumed	$586,419

Net Assets Acquired	$76,228

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

	Year Ended December 31,
	2008	2007

Net Interest Income	$120,507	$113,730
Net Income	23,041	31,211
Earnings Per Share- Basic	$1.42	$1.80
Earnings Per Share- Diluted	$1.41	$1.78

Excluded from the pro forma results of operations for the year ended December 31, 2008 are merger costs net of tax $641,000 or $0.04 per diluted share, respectively, primarily made up of the acceleration of certain compensation and benefit costs arising due to the change in control and other merger expenses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As previously announced, the Company anticipates finalizing the acquisition of Benjamin Franklin Bancorp, Inc. in the first half of 2009. Under the terms of the agreement, each issued and outstanding share of Benjamin Franklin Bancorp, Inc. common stock will be converted into 0.59 shares of Independent Bank Corp. common stock. Based upon Independent Bank Corp.’s $26.73 per share closing price on November 7, 2008, the transaction is estimated to be valued at $15.77 per share of Benjamin Franklin Bancorp, Inc. common stock or approximately $125 million in the aggregate. The transaction is intended to qualify as a tax-free reorganization for federal income tax purposes.

(12)	Income Taxes

The provision for income taxes is comprised of the following components:

	Years Ended December 31,
	2008	2007	2006
	(Dollars in thousands)

Current Expense
Federal	$10,133	$7,477	$11,321
State	4,289	3,134	3,171

TOTAL CURRENT EXPENSE	14,422	10,611	14,492

Deferred (Benefit) Expense
Federal	(6,568)	(1,392)	105
State	(1,303)	(428)	162

TOTAL DEFERRED (BENEFIT) EXPENSE	(7,871)	(1,820)	267

TOTAL EXPENSE	$6,551	$8,791	$14,759

Effective July 1, 2008 Massachusetts state legislation was passed which enacted corporate tax reform. As a result of this new legislation the state tax will be reduced 1.5% and will be phased in over three years beginning on or after January 1, 2010. As a result of the change in tax rate, the Company recorded $109,000 of tax expense during the third quarter of 2008, in order to correctly reflect deferred taxes at the new rate.

The difference between the statutory federal income tax rate and the effective federal income tax rate is as follows:

	Years Ended December 31,
	2008	2007	2006
	(Dollars in thousands)

Computed statutory federal income tax provision	$10,679	$13,010	$16,664
State taxes, net of federal tax benefit	1,941	1,759	2,166
Nontaxable interest, net	(889)	(995)	(1,123)
Tax Credits	(4,050)	(3,560)	(1,610)
Bank Owned Life Insurance	(894)	(701)	(1,141)
Reduction in the tax allowance for uncertain tax positions, net	(49)	(500)	—
Other, net	(187)	(222)	(197)

TOTAL EXPENSE	$6,551	$8,791	$14,759

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The net deferred tax asset that is included in other assets amounted to approximately $14.7 million and $4.3 million at December 31, 2008 and 2007, respectively. The tax-effected components of the net deferred tax asset at December 31, 2008 and 2007 are as follows:

	At Years Ended December 31,
	2008	2007
	(Dollars in thousands)

Deferred Tax Assets
Allowance for loan losses	$15,122	$11,207
Derivatives fair value adjustment	5,595	778
Deferred gain on sale leaseback transaction	5,310	—
Accrued expenses not deducted for tax purposes	2,788	2,141
Security impairment	2,525	—
Federal Home Loan Bank Borrowings fair value adjustment	1,026	—
Amounts not yet recognized as a component of net periodic post retirement cost	452	366
Limited partnerships	431	262
Employee and director equity compensation	275	161
Securities fair value adjustment	148	1,731
Other	85	—

TOTAL	$33,757	$16,646

Deferred Tax Liabilities
Goodwill	$(7,828)	$(6,796)
Core deposit intangible	(3,418)	(475)
Fixed Assets	(2,574)	(1,163)
Deferred loan origination cost	(2,094)	(1,755)
Loan basis difference fair value adjustment	(1,465)	—
Mark to market adjustment	(896)	(1,146)
Mortgage servicing asset	(546)	(784)
Prepaid expenses	(215)	(217)

TOTAL	$(19,036)	$(12,336)

TOTAL NET DEFERRED TAX ASSET	$14,721	$4,310

The change in the net deferred tax asset during 2008 reflects the recording of a $780,000 net deferred tax liability from the Slades acquisition, including the tax effect of the purchase accounting adjustments recorded at the date of acquisition.

The Company has determined that a valuation allowance is not required for any of its deferred tax assets since it is more likely than not that these assets will be realized principally through carry back to taxable income on prior years and future reversals of existing taxable temporary differences and by offsetting other future taxable income.

Uncertainty in Income Taxes

The Company adopted FASB Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes” on January 1, 2007. As a result of the implementation of FIN No. 48, the Company recognized a $177,000 decrease in the liability for unrecognized tax benefits, which was accounted for as a cumulative effect of a change in accounting and therefore was reflected as an increase to the January 1, 2007 balance of retained earnings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a reconciliation of the beginning and ending amount of unrecognized tax benefits as follows:

Balance at January 1, 2007	$760,000
Reduction for favorable tax ruling	(405,000)
Reduction of tax positions for prior years	(95,000)

Balance at December 31, 2007	260,000
Reduction of tax positions for prior years	(156,000)
Increase for tax positions for certain acquisition related costs	107,000

Balance at December 31, 2008	$211,000

At December 31, 2008 and 2007, the Company had unrecognized tax benefits of approximately $211,000 and $260,000, related to deductions of interest expense and treatment of acquisition related cost, all of which, if recognized, would be recorded as a component of income tax expense therefore affecting the effective tax rate.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and in the state of Massachusetts and Rhode Island. The Company is subject to U.S. federal, state and local income tax examinations by tax authorities for the years 2005 to the present.

During 2007, the Company realized a reduction in the allowance for uncertain tax positions of $95,000 related to the 2003 tax year as the 2003 tax returns are no longer subject to tax examination. Also, during 2007, the Company realized a reduction in the allowance for uncertain tax positions of $405,000 related to a favorable Tax Court Ruling relevant to the Company related to certain deductions of interest expense.

During 2008, the Company realized a reduction in the allowance for uncertain tax positions of $156,000 related to prior year tax positions. Also, during 2008, the Company recognized an increase for uncertain tax positions of $107,000 related to the current tax year treatment of certain acquisition related costs.

The Company recognizes interest accrued and penalties related to unrecognized tax benefits as income taxes expense. At December 31, 2008 and 2007 the Company had approximately $22,000 and $5,000 accrued for the payment of interest and penalties, respectively.

(13)	Common Stock Repurchase Program

On December 14, 2006, the Company’s Board of Directors approved a common stock repurchase program to repurchase up to 1,000,000 shares of the Company’s outstanding common stock. On August 14, 2007, the Company completed its repurchase plan with a total of 1,000,000 shares of common stock repurchased at a weighted average price of $30.70.

(14)	Employee Benefits Pension

All eligible officers and employees of the Bank, which includes substantially all employees of the Bank employed before June 30, 2006, are included in a noncontributory, defined benefit pension plan (the “Pension Plan”) provided by the Bank. The Pension Plan is administered by Pentegra Retirement Services (the “Fund”). The Fund does not segregate the assets or liabilities of all participating employers and, accordingly, disclosure of accumulated vested and nonvested benefits is not possible. Contributions are based on each individual employer’s experience. The pension plan year is July 1st through June 30th. The Bank has made cash contributions to the Fund of $917,000, $1.0 million, and $1.4 million during 2008, 2007, and 2006, respectively, of which $917,000 relates to the 2008-2009 plan year, $1.0 million relates to the 2007-2008 plan year, and $1.4 million relates to the 2006-2007 plan year.

Effective July 1, 2006, the Company froze the defined benefit plan by eliminating all future benefit accruals, with the exception of the employees that were participants on July 1, 2006 but that were not yet fully vested. These employees will earn benefits up to the year in which they are fully vested and at that point there will be no more

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

future benefit accruals. All benefits accrued up to July 1, 2006 remain in the pension plan and the participants’ frozen benefit was determined as of July 1, 2006.

As a result of the acquisition of Slades, effective March 1, 2008 (see Note 11, “Acquisition” hereof), the Company currently supports a defined benefit pension plan (“Slades pension plan”) that covers substantially all of Slades’ previous employees that met certain eligibility requirements and that were employed up to January 1, 1998 when the plan was frozen. No additional defined benefits were earned for future service upon freezing the plan. The benefits paid are based on 1.5% of total salary plus 0.5% of compensation in excess of the integration level per year of service. The integration level was the first $750 of monthly compensation. During 2008, the Company made lump-sum cash payments totaling $37,000 to plan participants, who made such election, in exchange for their rights to receive specified pension benefits. These payments constituted the Company’s entire obligation for the elections. The decision was made to merge the Slades pension plan into the plan administered by Pentegra subsequent to year-end.

The defined benefit plan expense, including the Slades Pension Plan 2008, was $1.0 million, $1.2 million, and $2.2 million for 2008, 2007, and 2006, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The measurement date used to determine the Slade’s Ferry Trust Company Retirement Trust is December 31st for the year reported. The following table illustrates the status of the Slade’s Ferry Trust Company Retirement Trust benefit plan at December 31 for the years presented:

Slade’s Ferry
Trust Company
Retirement Trust
Pension Plan
2008
(Dollars in thousands)

Change in accumulated benefit obligation
Benefit obligation at beginning of year	$—
Benefit obligation acquired	886
Accumulated service cost	22
Interest cost	15
Actuarial loss	27
Benefits paid	(597)

Accumulated benefit obligation at end of year	$353

Change in plan assets
Fair value of plan assets at beginning of year	$1,003
Return on plan assets	(139)
Employer contribution	—
Benefits paid	(597)

Fair value of plan assets at end of year	$267

Funded Status	(86)
Assets	—
Liabilities	(86)

Accrued benefit cost	$(86)

Amounts recognized in Accumulated Other Comprehensive Income (“AOCI”), net of tax
Net loss	$90
Prior service cost	—
Transition obligation	—

Amounts recognized in AOCI, net of tax	$90

Net periodic benefit cost
Service cost	$22
Interest cost	15
Expected return on plan assets	(25)
Amortization of transition obligation	—
Amortization of prior service cost	—
Amortization of net loss	—

Net periodic benefit cost	12
FAS 88 settlement change	37

Total net periodic benefit cost	$49

Amounts in accumulated other comprehensive income expected to be recognized in net periodic benefit cost over next fiscal year
Net actuarial loss	$7,981
Net prior service cost	—
Discount rate used for benefit obligations	5.54%
Discount rate used for net periodic benefit cost	5.75%
Rate of compensation increase	N/A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In addition to the aforementioned acquired Slades pension plan, the Company assumed a post retirement benefit plan resulting from the acquisition of Slades. The post retirement benefit plan entitles four former Slades employees to have 85% of their Medex health insurance plan covered by the Company.

Post-retirement benefit expense, including the Slades plan in 2008, was $216,000 in 2008, $209,000 in 2007, and $211,000 in 2006. Contributions paid to the plan, which were used only to pay the current year benefits were $82,000, $51,000, and $60,000, for 2008, 2007, and 2006, respectively. The Company’s best estimate of contributions expected to be paid in 2009 is $83,000. See the following table for the benefits expected to be paid in each of the next five years, in the aggregate for the next five fiscal years thereafter, and in the aggregate after those 10 years:

Post-Retirement
Expected Benefit
Payments
Year	Total
(Dollars in thousands)

2009	$83
2010	86
2011	92
2012	132
2013	101
2014-2018	664
2019 and later	$7,522

Effective December 31, 2006, the Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132(R),” which requires the Company to recognize the over funded or under funded status of a single employer defined benefit postretirement plan as an asset or liability on its balance sheet and to recognize changes in the funded status in comprehensive income in the year in which the change occurred. However, gains or losses, prior services costs or credits, and transition assets or obligations that had not yet been included in net periodic benefit cost as of the end of 2006, the fiscal year in which SFAS 158 was initially applied, were to be recognized as components of the ending balance of accumulated other comprehensive income, net of tax.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The measurement date used to determine the post retirement plan benefits is December 31st for each of the years reported. The following table illustrates the status of the post-retirement benefit plan at December 31 for the years presented:

	Post-Retirement Benefits
	2008	2007	2006
	(Dollars in thousands)

Change in accumulated benefit obligation
Benefit obligation at beginning of year	$1,426	$1,444	$1,485
Benefit obligation acquired	530	—	—
Accumulated service cost	83	89	93
Interest cost	97	74	72
Actuarial gain	(87)	(130)	(146)
Benefits paid	(82)	(51)	(60)

Accumulated benefit obligation at end of year	$1,967	$1,426	$1,444

Change in plan assets
Fair value of plan assets at beginning of year	$—	$—	$—
Employer contribution	82	51	60
Benefits paid	(82)	(51)	(60)

Fair value of plan assets at end of year	$—	$—	$—

Funded Status	$(1,967)	$(1,426)	$(1,444)
Assets	—	—	—
Liabilities	(1,967)	(1,426)	(1,444)

Accrued benefit cost	$(1,967)	$(1,426)	$(1,444)

Amounts recognized in Accumulated Other Comprehensive Income (“AOCI”), net of tax
Net loss (gain)	$(89)	$(45)	$30
Prior service cost	10	18	25
Transition obligation	76	95	115

Amounts recognized in AOCI, net of tax	$(3)	$68	$170

Net periodic benefit cost
Service cost	$83	$89	$93
Interest cost	97	74	72
Amortization of transition obligation	34	34	34
Amortization of prior service cost	12	12	12
Amortization of net gain	(10)	—	—

Net periodic benefit cost	$216	$209	$211

Amounts in accumulated other comprehensive income expected to be recognized in net periodic benefit cost over next fiscal year
Net prior service cost	$12	$12	$12
Net transition obligation	$34	$34	$34
Discount rate used for benefit obligations	5.54%	5.75%	5.75%
Discount rate used for net periodic benefit cost	5.75%	5.75%	5.50%
Rate of compensation increase	N/A	N/A	N/A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Executive Retirement Plans

The Bank maintains supplemental retirement plans for certain highly compensated employees designed to offset the impact of regulatory limits on benefits under qualified pension plans. There are supplemental retirement plans in place for seven current and eight former employees.

The Bank had entered into twelve Split Dollar Life Insurance policies with eight members of management. In 2003, in response to changes to regulatory and IRS treatment of Split Dollar Life Insurance policies, which would require premium payments by the Bank in these policies to be considered a loan to the employee, five of these individuals transferred 100% ownership in eight policies to the Bank and receive no benefits from these policies. The Bank is the beneficiary of the policies and they are included as BOLI as an asset of the Bank. See Note 1, herein for clarification of BOLI. One individual reimbursed the Bank for its interest in one of these policies for which the Bank endorsed the policy over to the individual. Three split dollar life policies for three former executives remain unchanged as no additional payments are required by the Bank on the policies. The Bank will recover amounts paid into the policies upon either the death of the individual or at age 65, depending upon the policy.

Additionally, as a result of the Slades acquisition, the Company assumed a supplemental executive retirement plan for three former Slades executive officers to receive supplemental benefits commencing with their retirement.

The Bank has established and funded Rabbi Trusts to accumulate funds in order to satisfy the contractual liability of the supplemental retirement plan benefits for seven current executives and eight former executives, including certain former Slades executives. These agreements provide for the Bank to pay all benefits from its general assets, and the establishment of these trust funds does not reduce nor otherwise affect the Bank’s continuing liability to pay benefits from such assets except that the Bank’s liability shall be offset by actual benefit payments made from the trusts. The related trust assets totaled $1.5 million and $1.7 million at December 31, 2008 and 2007, respectively.

Supplemental retirement expense, including expenses for the Slades SERP in 2008, amounted to $479,000, $433,000, and $373,000 for fiscal years 2008, 2007, and 2006, respectively. Contributions paid to the plan, which were used only to pay the current year benefits, were $152,000 in 2008 and $113,000 in both 2007 and 2006. The Company’s best estimate of contributions expected to be paid in 2009 is $244,000. See the following table for the benefits expected to be paid in each of the next five years, in the aggregate for the next five fiscal years thereafter, and in the aggregate after those 10 years:

Supplemental Executive
Retirement Plans
Expected Benefit
Payment
Year	Total
(Dollars in thousands)

2009	$244
2010	272
2011	272
2012	272
2013	272
2014-2018	1,429
2019 and later	$18,087

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The measurement date used to determine the supplemental executive retirement plans benefits is December 31st for each of the years reported. The following table illustrates the status of the supplemental executive retirement plans at December 31 for the years presented:

	Supplemental Executive
	Retirement Benefits
	2008	2007	2006
	(Dollars in thousands)

Change in accumulated benefit obligation
Benefit obligation at beginning of year	$3,306	$2,652	$2,494
Benefit obligation acquired	548	—	—
Accumulated service cost	197	244	198
Interest cost	220	151	136
Plan amendment	—	347	—
Actuarial loss/(gain)	233	25	(63)
Benefits paid	(151)	(113)	(113)

Accumulated benefit obligation at end of year	$4,353	$3,306	$2,652

Change in plan assets
Fair value of plan assets at beginning of year	$—	$—	$—
Employer contribution	152	113	113
Benefits paid	(152)	(113)	(113)

Fair value of plan assets at end of year	$—	$—	$—

Funded status at end of year	(4,353)	(3,306)	(2,652)
Assets	—	—	—
Liabilities	(4,353)	(3,306)	(2,652)

Accrued benefit cost	$(4,353)	$(3,306)	$(2,652)

Amounts recognized in Accumulated Other Comprehensive Income (“AOCI”), net of tax
Net loss	$185	$49	$33
Prior service cost	351	388	211

Amounts recognized in AOCI, net of tax	$536	$437	$244

Information for pension plans with an accumulated benefit obligation in excess of plan assets
Projected benefit obligation	$4,353	$3,306	$2,652
Accumulated benefit obligation	$4,353	$3,306	$1,801
Net periodic benefit cost
Service cost	$197	$244	$198
Interest cost	220	151	136
Amortization of prior service cost	64	42	43
Recognized net actuarial gain	(3)	(4)	(4)

Net periodic benefit cost	$478	$433	$373

Amounts in accumulated other comprehensive income expected to be recognized in net periodic benefit cost over next fiscal year
Net actuarial gain	$(3)	$(3)	$(4)
Net prior service cost	$64	$64	$42
Discount rate used for benefit obligation	5.54%	5.75%	5.75%
Discount rate used for net periodic benefit cost	5.75%	5.75%	5.50%
Rate of compensation increase	n/a	n/a	n/a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Employee Benefits

The Bank maintains an incentive compensation plan in which senior management, and officers are eligible to participate at varying levels. The plan provides for awards based upon the attainment of a combination of Bank and individual performance objectives. In addition, the Bank from time to time has paid a discretionary bonus to non-officers of the Bank. The expense for the incentive plans and the discretionary bonus amounted to $3.1 million, $2.9 million, and $2.5 million in 2008, 2007, and 2006, respectively.

The Company sponsored a defined contribution plan in which employees, with one year of service, receive a 5% cash contribution of eligible pay up to the social security limit and a 10% cash contribution of eligible pay over the social security limit up to the maximum amount permitted by law. Benefits contributed to employees under the new defined contribution plan vest immediately. The defined contribution plan expense was $2.1 million in 2008, $1.9 million in 2007, and $927,000 in 2006.

The Bank amended its Profit Sharing Plan by converting it to an Employee Savings Plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Employee Savings Plan, participating employees may defer a portion of their pre-tax earnings, not to exceed the Internal Revenue Service annual contribution limits. The Bank matches 25% of each employee’s contributions up to 6% of the employee’s earnings. During 2005, the 401K Plan was amended to incorporate an Employee Stock Ownership Plan for contributions invested in the Company’s common stock. In 2008, 2007, and 2006, the expense for the 401K plan amounted to $434,000, $378,000, and $353,000, respectively.

The Company also maintains a deferred compensation plan for the Company’s Board of Directors. The Board of Directors is entitled to elect to defer their director’s fees until retirement. If the Director elects to do so, their compensation is invested in the Company’s stock and maintained within the Company’s Investment Management Group. The amount of compensation deferred in 2008, 2007, and 2006 was $156,000, $134,000, and $123,000, respectively. At December 31, 2008 the Company has 171,489 shares provided for the plan with a related liability of $2.3 million established within shareholders’ equity.

In March 2008 as part of the Slades acquisition the Company acquired approximately $13.0 million in BOLI policies. These BOLI policies provide death benefits for the covered employees. All prior Slades employees whom had reached the vesting guidelines set forth within the policies are entitled to a one time payout at three times their final salary. All other prior Slades employees covered by the BOLI policies are entitled to a one-time $5,000 payout. These policies acquired from Slades are accounted for under EITF 06-4, and accordingly the Company has recorded a liability of $1.3 million on its balance sheet. The total value of BOLI was $65.0 million and $49.4 million at December 31, 2008 and 2007, respectively. The Bank recorded BOLI income of $2.6 million in 2008, $2.0 million in 2007, and $3.3 million in 2006, of which $1.3 million were death benefit proceeds realized during the first quarter of 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(15)	Other Non-Interest Expenses

Included in other non-interest expenses for each of the three years in the period ended December 31, 2008, 2007 and 2006 were the following:

	2008	2007	2006
	(Dollars in thousands)

FDIC assessment	$1,388	$260	$295
Legal fees	1,153	665	665
Postage expense	1,140	1,110	1,056
Exams and audits	1,084	893	805
Office supplies and printing	957	960	821
Debit card & ATM processing	734	1,035	1,187
Internet banking	640	555	615
Insurance — other	468	478	563
Recruitment	415	405	498
Armored car expense	357	306	306
Business development	171	283	178
Other non-interest expenses	8,416	6,453	6,585

TOTAL	$16,923	$13,403	$13,574

(16)	Fair Value Disclosure

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

Level 1 — Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2 — Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Level 3 — Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pursuant to FSP 157-2, the Company did not adopt SFAS 157 for nonfinancial assets or nonfinancial liabilities that are recorded or disclosed at fair value on a non-recurring basis. These include other real estate owned, goodwill, and other identifiable intangible assets. The Company is currently evaluating the impact of SFAS 157-2 on nonfinancial assets and liabilities.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Collateral Dependent Loans — Impaired under SFAS 114

Loans that are deemed to be impaired in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” are valued based upon the lower of cost or fair value of the underlying collateral. The inputs used in the appraisals of the collateral are observable, and therefore the loans are categorized in Level 2 of the fair value hierarchy.

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2008 are as follows:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)

Description
Assets
Cash and Due from Banks	$50,007	$50,007	$—	$—
Short-Term Investments	100	100	—	—
Trading Securities	2,701	2,701	—	—
Securities Available for Sale	600,291	—	595,097	5,194
Derivatives
Derivative Financial Instruments	12,811	—	12,811	—
Residential Mortgage Loan Commitments & Forward Sales Agreements	367	—	367	—

Total Assets	$666,277	$52,808	$608,275	$5,194

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2008 are as follows:

		Fair Value Measurements at Reporting Date Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable	Total
	December 31,	Assets	Inputs	Inputs	Gains
Description	2008	(Level 1)	(Level 2)	(Level 3)	(Losses)
	(Dollars in thousands)

Collateral Dependent Loans, net — Impaired under SFAS 114	$2,754	$—	$2,754	$—	$(1,453)

					$(1,453)

The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the quarter and year ended December 31, 2008. During the quarter ended June 30, 2008, certain pooled performing Trust Preferred CDOs were transferred from Level 2 to Level 3 due to the lack of current observable market activity. These instruments were valued using pricing models and discounted cash flow methodologies.

	Reconciliation for All Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
	Securities
	Available
	for Sale	Total
	(Dollars in thousands)

Balance at September 30, 2008	$9,811	$9,811
Gains and Losses (realized/unrealized)
Included in earnings	(4,646)	(4,646	)(1)
Included in Other Comprehensive Income	29	29
Purchases, issuances and settlements	—	—
Transfers in to/(out) of Level 3	—	—

Balance at December 31, 2008	$5,194	$5,194

	Securities
	Available for Sale	Total

Balance at January 1, 2008	$—	$—
Gains and Losses (realized/unrealized)
Included in earnings	(7,216)	(7,216	)(1)
Included in Other Comprehensive Income	(2,983)	(2,983)
Purchases, issuances and settlements	—	—
Transfers in to/(out) of Level 3	15,393	15,393

Balance at December 31, 2008	$5,194	$5,194

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amount of gains and losses due to change in fair value, including both realized and unrealized gains and losses, included in earnings for Level 3 assets and liabilities during the three and twelve month period, ending December 31, 2008 were classified as follows:

For the Three Months Ending December 31, 2008		For the Year Ended December 31, 2008
Trading Income	Non-Interest Income	Trading Income	Non-Interest Income

$—	($4,646)(1)	$—	(7,216)(1)

The amount of total gains and losses included in earnings attributable to the changes in unrealized gains and losses during the quarter, and year to date periods, for Level 3 assets and liabilities that are still held at December 31, 2008 were classified as follows:

For the Three Months Ending December 31, 2008		For the Year Ended December 31, 2008
Trading Income	Non-Interest Income	Trading Income	Non-Interest Income

$—	$(4,646)(1)	$—	(7,216)(1)

(1)	Represents write-downs on certain securities that were deemed to be other-than-temporarily impaired during the quarter ended and year-to-date ended December 31, 2008.

(17)	Fair Value Of Financial Instruments

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

The carrying amount reported on the balance sheet for cash and due from banks, federal funds sold and short-term investments, and interest-bearing deposits (excluding time deposits) approximates those assets’ or liabilities’ fair values. SFAS No. 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reflects the book and fair value of financial instruments, including on-balance sheet and off-balance sheet instruments, as of December 31, 2008 and 2007.

	2008		2007
	Book	Fair	Book	Fair
	Value	Value	Value	Value
	(Dollars in thousands)		(Dollars in thousands)

FINANCIAL ASSETS
Cash and Due From Banks	$50,007	$50,007	$67,416	$67,416	(a)
Federal Funds Sold and Assets Purchased Under Resale Agreement & Short Term Investments	100	100	—	—	(a)
Trading Assets	2,701	2,701	1,687	1,687	(b)
Securities Available For Sale	600,291	600,291	444,258	444,258	(b)
Securities Held To Maturity	32,789	30,390	45,265	45,663	(b)
Federal Home Loan Bank Stock	24,603	24,603	16,260	16,260	(c)
Net Loans	2,615,487	2,621,550	2,004,993	2,045,684	(d)
Loans Held For Sale	8,351	10,002	11,128	11,314	(b)
Mortgage Servicing Rights	1,498	1,498	2,073	2,073	(f)
Bank Owned Life Insurance	65,003	65,003	49,443	49,443	(b)
Accrued Interest Receivable	13,316	13,316	13,188	13,188	(a)
FINANCIAL LIABILITIES
Demand Deposits	519,326	519,326	471,164	471,164	(e)
Savings and Interest Checking Accounts	725,313	725,313	587,474	587,474	(e)
Money Market	488,345	488,345	435,792	435,792	(e)
Time Certificates of Deposit	846,096	855,585	532,180	531,572	(f)
Federal Home Loan Bank Borrowings	429,634	435,431	311,125	314,243	(f)
Federal Funds Purchased and Assets Sold Under Repurchase Agreements	170,880	166,600	138,603	136,742	(f)
Junior Subordinated Debentures	61,857	10,894	51,547	45,780	(g)
Subordinated Debentures	30,000	31,188	—	—	(f)
Treasury Tax and Loan Notes	2,946	2,946	3,069	3,069	(a)
Accrued Interest Payable	3,169	3,169	3,590	3,590	(a)
UNRECOGNIZED FINANCIAL INSTRUMENTS
Standby Letters of Credit	—	19	—	115	(h)
FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET NOTIONAL AMOUNTS
Interest Rate Swap Agreements	12,852	12,852	(2,189)	(2,189	)(b)
Interest Rate Cap Agreements	—	—	79	79	(b)
Forward Commitments to Sell Loans	29	29	5	5	(b)
Commitments to Originate Fixed Rate Mortgage Loans Intended for Sale	338	338	286	286	(b)

(a)	Book value approximates fair value due to short term nature of these instruments.

(b)	The fair value values presented are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments and/or discounted cash flow analyses.

(c)	Federal Home Loan Bank stock is redeemable at cost.

(d)	Fair value is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities or cash flows.

(e)	Fair value is presented as equaling book value. SFAS No. 107 requires that deposits which can be withdrawn without penalty at any time be presented at such amount without regard to the inherent value of such deposits and the Bank’s relationship with such depositors.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(f)	Fair value was determined by discounting anticipated future cash payments using rates currently available for instruments with similar remaining maturities.

(g)	Fair value was determined based upon market prices of securities with similar terms and maturities.

(h)	Fair value was determined using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of customers.

(18)	Commitments and Contingencies

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

Off-balance sheet financial instruments whose contractual amounts present credit risk include the following at December 31, 2008 and 2007.

	2008	2007
	(Dollars in thousands)

Commitments to extend credit:
Fixed rate	$12,053	$10,915
Adjustable rate	2,848	4,662
Unused portion of existing credit lines and loan commitments	681,761	553,706
Unadvanced construction loans	86,245	67,924
Standby letters of credit	18,913	10,949
Interest rate swaps — notional value	235,000	85,000
Interest rate caps — notional value	—	100,000
Customer-related positions	20,403	—

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Customer-Related Positions  Interest rate derivatives, primarily interest-rate swaps, offered to commercial borrowers through the Company’s hedging program are designated as speculative under SFAS No. 133. However, the Company believes that its exposure to commercial customer derivatives is limited because these contracts are simultaneously matched at inception with an identical dealer transaction. The commercial customer hedging program allows the Company to retain variable-rate commercial loans while allowing the customer to synthetically fix the loan rate by entering into a variable-to-fixed interest rate swap. For the year ended December 31, 2008, the Company recorded a total notional amount of $20.4 million of interest rate swap agreements with commercial borrowers and an equal notional amount of dealer transactions. It is anticipated that over time customer interest rate derivatives will reduce the interest rate risk inherent in the longer-term, fixed-rate commercial business and real estate loans. The customer-related positions summarized below include five customer and offsetting dealer transactions.

At December 31, 2008 and December 31, 2007 the Company had interest rate swaps and interest rate caps, designated as “cash flow” hedges. The purpose of these interest rate swaps and interest rate caps is to hedge the variability in the cash outflows of LIBOR-based borrowings attributable to changes in interest rates. The table below shows interest rate derivatives the Company held as of December 31, 2008 and December 31, 2007:

	Derivative Positions
	(Dollars In Thousands)
	As of December 31, 2008
					Receive		Pay Fixed	Fair Value
	Notional	Trade	Effective	Maturity	(Variable)	Current Rate	Swap Rate/	at December 31,
	Amount	Date	Date	Date	Index	Received	Cap Strike Rate	2008
	(Unaudited dollars in thousands)

Asset-Liability Management Positions
Interest Rate Swaps
	$35,000	19-Mar-08	19-Mar-08	20-Jan-10	3 Month LIBOR	4.50%	2.28%	$(321)
	25,000	16-Feb-06	28-Dec-06	28-Dec-16	3 Month LIBOR	2.00%	5.04%	(4,890)
	25,000	16-Feb-06	28-Dec-06	28-Dec-16	3 Month LIBOR	2.00%	5.04%	(4,877)
	25,000	8-Dec-08	10-Dec-08	10-Dec-13	3 Month LIBOR	2.19%	2.65%	(616)
	25,000	9-Dec-08	10-Dec-08	10-Dec-13	3 Month LIBOR	2.19%	2.59%	(547)
	25,000	9-Dec-08	10-Dec-08	10-Dec-18	3 Month LIBOR	2.19%	2.94%	(987)
	25,000	9-Dec-08	10-Dec-08	10-Dec-18	3 Month LIBOR	2.19%	2.94%	(1,001)
	25,000	16-Dec-08	18-Dec-08	18-Dec-13	3 Month LIBOR	1.85%	2.09%	(22)
	25,000	17-Dec-08	19-Dec-08	19-Dec-18	3 Month LIBOR	1.58%	2.24%	445

Total	$235,000						Total	$(12,816)

	As of December 31, 2007
					Receive		Pay Fixed	Fair Value
	Notional	Trade	Effective	Maturity	(Variable)	Current Rate	Swap Rate/	at December 31,
	Amount	Date	Date	Date	Index	Received	Cap Strike Rate	2007
	(Unaudited Dollars in thousands)

Interest Rate Swaps
	$35,000	18-Jan-05	20-Jan-05	20-Jan-10	3 Month LIBOR	5.18%	4.06%	$(208)
	25,000	16-Feb-06	28-Dec-06	28-Dec-16	3 Month LIBOR	4.99%	5.04%	(987)
	25,000	16-Feb-06	28-Dec-06	28-Dec-16	3 Month LIBOR	4.99%	5.04%	(994)

Total	$85,000						Total	$(2,189)
Interest Rate Caps
	$100,000	27-Jan-05	31-Jan-05	31-Jan-08	3 Month LIBOR	4.96%	4.00%	$79

Grand Total	$185,000						Grand Total	$(2,110)

	As of December 31, 2008 Customer-Related Positions
	Notional Amount Maturing
	2009	2010	2011	2012	Thereafter	Total	Fair Value
	(Unaudited Dollars in thousands)

Interest Rate Contracts
Receive fixed, pay variable	—	—	—	—	$20,403	$20,403	$(1,048)
Pay fixed, receive variable	—	—	—	—	$20,403	$20,403	$1,012

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

There were no Customer-Related position at December 31, 2007.

The table below shows the fair value amounts of derivative instruments and their position in the balance sheet.

	Fair Values of Derivative Instruments
	As of December 31,
	Asset Derivatives				Liability Derivatives
	2008		2007		2008		2007
	Balance		Balance		Balance		Balance
	Sheet	Fair	Sheet		Sheet		Sheet
	Location	Value	Location	Fair Value	Location	Fair Value	Location	Fair Value
	(In thousands)

Derivatives designated as hedging instruments under Statement 133
Interest rate contracts	Other Assets	$445	Other Assets	$79	Other Liabilities	$13,261	Other Liabilities	$2,189

The table below shows the gains and losses on derivatives.

Amount of
	Amount of				Gain/(Loss)		Amount of Gain/(Loss)		Amount of Gain/(Loss) Recognized
	Gain/(Loss)		Location of Gain/(Loss)		Reclassified from		Recognized in Income		in Income on Derivative
	Recognized in OCI on		Reclassified from		Accumulated OCI		on Derivative (Ineffective		(Ineffective Portion and Amount
Derivatives in Statement 133	Derivative (Effective		Accumulated OCI Into		Into Income		Portion and Amount		Excluded from Effectiveness
Cash Flow Hedging	Portion)		Income (Effective Portion)		(Effective Portion)		Excluded from		Testing(d)
Relationships	2008	2007	(a)		2008	2007	Effectiveness Testing)(a)		2008	2007

Interest rate contracts	$6,615	$2,408	Interest income/ (expense	)	$18	$187	Interest income/ (expense	)	$—	$—

(a)	See above for additional information on the Company’s purpose for entering into derivatives not designated as hedging instruments and its overall risk management strategies.

During 2008, the Company entered into interest rate swaps with a notional value of $185.0 million. These interest rate swaps were entered into to hedge 3 month revolving FHLB advances tied to LIBOR. Through these swaps the Company has effectively locked into an average rate of 2.52% on these borrowings.

As a result of interest rate swaps, the Bank realized an expense of $1.1 million, for the year ended December 31, 2008 and income of $1.6 million, and $3.1 million, for the years ended December 31, 2007 and 2006, respectively, recorded as an adjustment to yield on the hedged instrument. There was no impact on income as a result of hedge ineffectiveness associated with interest rate swaps or caps.

Entering into interest rate swap agreements, including interest rate caps, involves both the credit risk of dealing with counterparties and their ability to meet the terms of the contracts and interest rate risk. While notional principal amounts are generally used to express the volume of these transactions, the amounts potentially subject to credit risk are smaller due to the structure of the agreements. The Bank is a direct party to these agreements that provide for net inter-settlement between the Bank and the counterparty on a monthly, quarterly or semiannual basis. Should the counterparty fail to honor the agreement, the Bank’s credit exposure is limited to the fair value of the instrument and any accrued interest. The Bank had a net receivable of $50,000 at December 31, 2008 and of $283,000 at December 31, 2007, associated with interest rate swaps.

In March 2008 the Company exited a $35.0 million notional value LIBOR based interest rate swap hedging 3 month revolving FHLB advances with Bear Stearns and replaced it with a $35.0 million notional value LIBOR based interest rate swap hedging 3 month revolving FHLB advances with Citigroup Financial. Upon exiting the swap, a $1.2 million loss remained in other comprehensive income, net of tax, which is being amortized into interest expense on borrowings over the original maturity of the swap (until January 2010.) Associated amortization of $485,000 was recognized in interest expense on borrowings in the twelve months ending December 31, 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table sets forth the fair value of residential mortgage loan commitments and forward sales agreements at the periods indicated:

Fair Value of Residential Mortgage Loan Commitments and Forward Sales Agreements

	Fair Value At
	December 31,	December 31,
	2008	2007
	(Dollars in thousands)

Residential Mortgage Loan Commitments	$338	$286
Forward Sales Agreements	$29	$5

	Change For the Twelve Months
	Ended December 31,
	2008	2007

Residential Mortgage Loan Commitments	$52	$193
Forward Sales Agreements	$24	$(55)

Total Change in Fair Value	$76	$138

Changes in these fair values are recorded as a component of mortgage banking income.

Leases

The Company leased office space, space for ATM locations, and certain branch locations under non-cancelable operating leases. The following is a schedule of minimum future lease commitments under such leases as of December 31, 2008:

Lease
Years	Commitments
(Dollars in thousands)

2009	$5,649
2010	5,176
2011	4,539
2012	4,281
2013	4,119
Thereafter	26,030

Total future minimum rentals	$49,794

Rent expense incurred under operating leases was approximately $5.0 million in 2008, $3.1 million in 2007 and $2.8 million in 2006. Renewal options ranging from 3 to 20 years exist for several of these leases. The Company has entered into lease agreements with related third parties on substantially the same terms as those prevailing at the time for comparable transactions with unrelated parties. Rent expense incurred under related party leases was approximately $909,000 in 2008, $765,000 in 2007 and $796,000 in 2006.

During the second quarter of 2008, Rockland Trust entered into a transaction to sell and simultaneously lease back 17 pieces of real estate owned by Rockland Trust. As a result of this transaction, the Company recorded a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

deferred gain of $13.2 million. The Company is amortizing the gains recognized on the sale of the leaseback transactions over the lease terms as a reduction to rent expense as a part of occupancy and equipment.

Other Contingencies

At December 31, 2008, there were lawsuits pending that arose in the ordinary course of business. Management has reviewed these actions with legal counsel and has taken into consideration the view of counsel as to the outcome of the litigation. In the opinion of management, final disposition of these lawsuits is not expected to have a material adverse effect on the Company’s financial position or results of operations.

The Bank is required to maintain certain reserve requirements of vault cash and/or deposits with the Federal Reserve Bank of Boston. The amount of this reserve requirement was $12.4 million and $12.5 million at December 31, 2008 and 2007, respectively.

On April 1, 2008 the Fannie Mae (“FNMA) Master Commitment to sell and deliver mortgage loans was executed with an expiration date of March 31, 2009 for $5.0 million (all of which is optional to the Company). On November 1, 2008 the Freddie Mac (“FHLMC”) Master Commitment to sell and deliver mortgage loans was executed with an expiration date of October 31, 2009 for $25.0 million (all of which is optional to the Company).

(19)	Regulatory Capital Requirements

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 Capital (as defined) to average assets (as defined). Management believes, as of December 31, 2008 that the Company and the Bank met all capital adequacy requirements to which they are subject.

Banking regulators adopted quantitative measures which assign risk weightings to assets and off-balance sheet items and also define and set minimum regulatory capital requirements (risk-based capital ratios.) Banks are required to have core capital (Tier 1) of at least 4% of risk-weighted assets, total capital of at least 8% of risk-weighted assets and a minimum Tier 1 leverage ratio of 3% of adjusted quarterly average assets. Tier 1 capital consists principally of shareholders’ equity, including qualified perpetual preferred stock but excluding unrealized gains and losses on securities available for sale, less goodwill and certain other intangibles. Total capital consists of Tier 1 capital plus certain debt instruments and the reserve for credit losses, subject to limitations. Failure to meet certain capital requirements can initiate certain actions by regulators that, if undertaken, could have a direct material effect on Independent Bank Corp. and the Consolidated Financial Statements. The regulations also define well-capitalized levels of Tier 1, total capital and Tier 1 leverage as 6%, 10% and 5%, respectively. At December 31, 2008 and 2007, Independent Bank Corp. and Rockland Trust Company were in compliance with all applicable regulatory capital requirements. There were no conditions or events since December 31, 2008 that management believes would cause a change in status.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s and the Bank’s actual capital amounts and ratios are also presented in the table.

						To be Well Capitalized
						Under Prompt
			For Capital			Corrective Action
	Actual		Adequacy Purposes			Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(Dollars in thousands)

As of December 31, 2008:
Company: (Consolidated)
Total capital (to risk weighted assets)	$324,469	11.85%	$219,110	>	8.0%	N/A		N/A
Tier 1 capital (to risk weighted assets)	260,198	9.50	109,555	≥	4.0	N/A		N/A
Tier 1 capital (to average assets)	260,198	7.55	109,555	≥	4.0	N/A		N/A
Bank:
Total capital (to risk weighted assets)	$324,891	11.83%	$219,679	≥	8.0%	$274,599	≥	10.0%
Tier 1 capital (to risk weighted assets)	260,533	9.49	109,840	>	4.0	164,759	>	6.0
Tier 1 capital (to average assets)	260,533	7.56	137,902	≥	4.0	172,378	≥	5.0
As of December 31, 2007:
Company: (Consolidated)
Total capital (to risk weighted assets)	$240,862	11.52%	$167,284	≥	8.0%	N/A		N/A
Tier 1 capital (to risk weighted assets)	214,715	10.27	83,642	≥	4.0	N/A		N/A
Tier 1 capital (to average assets)	214,715	8.02	107,079	>	4.0	N/A		N/A
Bank:
Total capital (to risk weighted assets)	$240,197	11.47%	$167,491	>	8.0%	$209,364	>	10.0%
Tier 1 capital (to risk weighted assets)	214,018	10.22	83,745	≥	4.0	125,618	≥	6.0
Tier 1 capital (to average assets)	214,018	8.00	107,036	≥	4.0	133,795	≥	5.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(20)	Selected Quarterly Financial Data (Unaudited)

	First		Second		Third		Fourth
	Quarter		Quarter		Quarter		Quarter
	2008	2007	2008	2007	2008	2007	2008	2007
	(Dollars in thousands, except per share data)

INTEREST INCOME	$41,079	$40,124	$44,555	$39,603	$45,272	$39,852	$45,482	$40,160
INTEREST EXPENSE	15,314	16,135	14,468	16,170	14,157	15,582	14,987	15,669

NET INTEREST INCOME	$25,765	$23,989	$30,087	$23,433	$31,115	$24,270	$30,495	$24,491

PROVISION FOR LOAN LOSSES	1,342	891	1,902	584	2,068	300	5,575	1,355
NON-INTEREST INCOME	8,847	7,792	9,512	8,039	9,252	7,720	8,298	8,499
LOSS ON WRITE-DOWN OF CERTAIN INVESTMENTS TO FAIR VALUE	—	—	(1,850)	—	(720)	—	(4,646)	—
NET (LOSS)/GAIN ON SECURITIES	(609)	—	—	—	—	—	—	—
NON-INTEREST EXPENSES	23,914	21,452	27,686	23,266	25,459	21,206	26,590	22,007
MERGER & ACQUISITION EXPENSES	536	—	376	—	—	—	—	—
RECOVERY ON WORLDCOM BOND CLAIM	(418)	—	—	—	—	—	—	—
PROVISION FOR INCOME TAXES	2,321	2,812	1,965	1,908	3,305	2,172	(1,039)	1,898

NET INCOME	$6,308	$6,626	$5,820	$5,714	$8,815	$8,312	$3,021	$7,730

BASIC EARNINGS PER SHARE	$0.44	$0.46	$0.36	$0.41	$0.54	$0.60	$0.19	$0.56

DILUTED EARNINGS PER SHARE	$0.44	$0.45	$0.36	$0.40	$0.54	$0.60	$0.18	$0.56

Weighted average common shares (Basic)	14,386,845	14,466,489	16,268,009	14,101,468	16,275,442	13,787,598	16,280,552	13,734,231
Common stock equivalents	73,133	163,984	78,740	129,796	62,738	112,455	50,566	106,423
Weighted average common shares (Diluted)	14,459,978	14,630,473	16,346,749	14,231,264	16,338,180	13,900,053	16,331,118	13,840,654

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(21)	Parent Company Financial Statements

Condensed financial information relative to the Parent Company’s balance sheets at December 31, 2008 and 2007 and the related statements of income and cash flows for the years ended December 31, 2008, 2007, and 2006 are presented below. The statement of stockholders’ equity is not presented below as the parent company’s stockholders’ equity is that of the consolidated Company.

BALANCE SHEETS

	At December 31,
	2008	2007
	(Dollars in thousands)

Assets:
Cash*	$3,430	$3,463
Investments in subsidiaries*	373,157	272,464
Deferred tax asset	4,522	1,031
Deferred stock issuance costs	191	68
Other assets	1	584

Total assets	$381,301	$277,610

Liabilities and Stockholders’ Equity:
Dividends payable	$2,934	$2,339
Junior subordinated debentures	61,857	51,547
Accrued federal income taxes	1,365	1,139
Interest Rate Derivatives	9,766	1,981
Other liabilities	105	139

Total liabilities	76,027	57,145
Stockholders’ equity	305,274	220,465

Total liabilities and stockholders’ equity	$381,301	$277,610

*	Eliminated in consolidation

STATEMENTS OF INCOME

	Years Ended December 31,
	2008	2007	2006
	(Dollars in thousands)

Income:
Dividends received from subsidiaries	$36,463	$30,117	$35,168
Interest income	30	227	95
Gain on Sale of Securities	74	—	—
Other Income	5	—	—

Total income	36,572	30,344	35,263

Expenses:
Interest expense	3,700	5,362	5,504
Other expenses	—	—	356

Total expenses	3,700	5,362	5,860

Income before income taxes and equity in undistributed income of subsidiaries	32,872	24,982	29,403
(Accumulated defecit)/equity in undistributed income of subsidiaries	(9,585)	1,539	1,713
Income tax benefit	677	1,860	1,735

Net income	23,964	$28,381	$32,851

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2008	2007	2006
	(Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$23,964	$28,381	$32,851
ADJUSTMENTS TO RECONCILE NET INCOME
TO CASH PROVIDED FROM OPERATING ACTIVITIES:
Gain on sale of assets	(74)	—	—
Increase in other assets	55	(468)	(56)
Increase in other liabilities	226	750	39
Accumulated deficit/(equity in undistributed income of subsidiaries)	9,585	(1,539)	(1,713)

NET CASH PROVIDED FROM OPERATING ACTIVITIES	33,756	27,124	31,121

CASH FLOWS USED IN INVESTING ACTIVITIES:
Capital Investment in subsidiary-Independent Capital Trust V	—	—	(1,547)
Redemption of Common Stock In Independent Capital Trust III	—	773	—
Redemption of Common Stock In Independent Capital Trust IV	—	773	—
Proceeds from sales of Securities Available for Sale	6,554	—	—
Payments for investments in subsidiaries	(4,000)	—	—
Cash paid for acquisition	(25,903)	—	—

NET CASH (PROVIDED IN) USED IN INVESTING ACTIVITIES	(23,349)	1,546	(1,547)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Proceeds from stock issued and stock options exercised	695	1,029	1,344
Issuance of junior subordinated debentures	—	—	51,547
Redemption of junior subordinated debentures	—	(25,773)	(25,773)
Amortization/write-off of issuance costs	—	924	1,083
Payments for purchase of common stock	—	(30,696)	(24,826)
Dividends paid	(11,135)	(9,495)	(9,482)

NET CASH USED IN FINANCING ACTIVITIES	(10,440)	(64,011)	(6,107)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(33)	(35,341)	23,467
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE YEAR	3,463	38,804	15,337

CASH AND CASH EQUIVALENTS AT THE END OF THE YEAR	$3,430	$3,463	$38,804

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Income taxes	$—	$—	$—
Interest on junior subordinated debentures	$2,958	$4,324	$4,324
Interest on borrowings	$44	$114	$—
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Change in fair value of derivatives, net of tax	$(4,539)	$(1,248)	$99
Common Stock Issued for acquisition	$76,236	—	—
In conjunction with the purchase acquisition detailed in Note 11 hereof, assets were acquired and liabilities were assumed as follows:
Fair value of assets acquired	$662,647	$—	$—
Fair value of liabilities assumed	$586,419	$—	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(22)	Subsequent Event

On January 9, 2009, as part of the Capital Purchase Program established by the U.S. Department of Treasury (“Treasury”) under the Emergency Economic Stabilization Act of 2008, the Company entered into a Letter Agreement with Treasury pursuant to which the Company issued and sold to Treasury 78,158 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series C, par value $0.01 per share, having a liquidation preference of $1,000 per share and a ten-year warrant to purchase up to 481,664 shares of the Company’s common stock, par value $0.01 per share, at an initial exercise price of $24.34 per share, for an aggregate purchase price of $78,158,000 in cash. All of the proceeds for the sale of the Series C Preferred Stock will be treated as Tier 1 capital for regulatory purposes.

Management anticipates using CPP funds to expend lending to creditworthy consumers and businesses and, when appropriate, to modify residential mortgages.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of year-end December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of year-end December 31, 2008.

Independent Bank Corp.’s independent registered public accounting firm has issued a report on the Company’s internal control over financial reporting. That report appears below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Independent Bank Corp.:

We have audited Independent Bank Corp.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Independent Bank Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the effectiveness of Independent Bank Corp.’s internal control over financial reporting based on our audit.

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

In our opinion, Independent Bank Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Independent Bank Corp. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated March 10, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Boston, MA
March 10, 2009

Item 9A(T).	Controls and Procedures

N/A

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required herein is incorporated by reference from the Company’s proxy statement (the “Definitive Proxy Statement”) relating to its May 21, 2009 Annual Meeting of Stockholders that will be filed with the Commission within 120 days following the fiscal year end December 31, 2008.

Item 11.	Executive Compensation

The information required herein is incorporated by reference to “Executive Compensation” in the Definitive Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2008 about the securities authorized for issuance under our equity compensation plans, consisting of our 1996 Director Stock Plan, our 1997 Employee Stock Option Plan, our 2005 Employee Stock Plan, and our 2006 Non-Employee Director Stock Plan (“the 2006 Plan”). Our shareholders previously approved each of these plans and all amendments that were subject to shareholder approval. We have no other equity compensation plans that have not been approved by shareholders.

Equity Compensation Plans

Number of
Securities
Remaining
Available
	Number of	Weighted-	for Future Issuance
	Securities to be	Average	Under Equity
	Issued upon	Exercise Price of	Compensation
	Exercise of	Outstanding	Plans
	Outstanding	Options	(Excluding
	Options, Warrants	Warrants and	Securities Reflected
Equity Compensation Plan Category	and Rights	Rights	in Column (a))
	(a)	(b)	(c)

Plans approved by security holders	983,025	$28.21	392,706	(1)
Plans not approved by security holders	—	—	—

Total	983,025	$28.21	392,706

(1)	There are no shares available for future issuance under the 1996 Director Stock Plan or the 1997 Employee Stock Option Plan, 367,506 shares available for future issuance under the 2005 Employee Stock Plan, and 25,200 shares available for future issuance under the 2006 Non-Employee Director Stock Plan. Shares under the 2005 and 2006 Plans may be issued as non-qualified stock options or restricted stock awards.

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

Management’s Report on Internal Control over Financial Reporting

Reports of Independent Registered Public Accounting Firm.

Consolidated balance sheets as of December 31, 2008 and 2007.

Consolidated statements of income for each of the years in the three-year period ended December 31, 2008.

Consolidated statements of stockholders’ equity for each of the years in the three-year period ended December 31, 2008.

Consolidated statements of comprehensive income for each of the years in the three-year period ended December 31, 2008.

Consolidated statements of cash flows for each of the years in the three-year period ended December 31, 2008.

Notes to Consolidated Financial Statements.

(2) All schedules for which provision is made in the applicable accounting regulations of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

(3) The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

EXHIBITS INDEX

No.		Exhibit

3	.(i)	Restated Articles of Organization, as amended as of February 10, 2005, incorporated by reference to Form 8-K filed on May 18, 2005. Articles of Amendment with attached Certificate of Designations for Series C Preferred Stock incorporated by reference to Form 8-K filed on January 12, 2009.
3	.(ii)	Amended and Restated Bylaws of the Company, as amended as of February 10, 2005, incorporated by reference to Form 8-K filed on May 18, 2005.
4.1		Form of Specimen Stock Certificate for Series C Preferred Stock and Warrant, incorporated by reference to Form 8-K filed on January 12, 2009.
4.2		Specimen Common Stock Certificate, incorporated by reference to Form 10-K for the year ended December 31, 1992.
4.3		Specimen preferred Stock Purchase Rights Certificate, incorporated by reference to Form 8-A Registration Statement filed on November 5, 2001.
4.4		Indenture of Registrant relating the Junior Subordinated Debt Securities issued to Independent Capital Trust V is incorporated by reference to Form 10-K for the year ended December 31, 2006 filed on February 28, 2007.
4.5		Form of Certificate of Junior Subordinated Debt Security for Independent Capital Trust V (included as Exhibit A to Exhibit 4.9).
4.6		Amended and Restated Declaration of Trust for Independent Capital Trust V is incorporated by reference to Form 10-K for the year ended December 31, 2006 filed on February 28, 2007.
4.7		Form of Capital Security Certificate for Independent Capital Trust V (included as Exhibit A-1 to Exhibit 4.9).
4.8		Guarantee Agreement relating to Independent Capital Trust V is incorporated by reference to Form 10-K for the year ended December 31, 2006 filed on February 28, 2007.
4.9		Forms of Capital Securities Purchase Agreements for Independent Capital Trust V is incorporated by reference to Form 10-K for the year ended December 31, 2006 filed on February 28, 2007.
4.10		Subordinated Debt Purchase Agreement between USB Capital Resources and Rockland Trust Company dated as of August 27, 2008 is incorporated by reference to Form 8-K filed on September 2, 2008.
10.1		Independent Bank Corp. 1996 Non-Employee Directors’ Stock Option Plan incorporated by reference to Definitive Proxy Statement for the 1996 Annual Meeting of Stockholders filed on March 19, 1996.
10.2		Independent Bank Corp. 1997 Employee Stock Option Plan incorporated by reference to the Definitive Proxy Statement for the 1997 Annual Meeting of Stockholders filed on March 20, 1997.
10.3		Independent Bank Corp. 2005 Employee Stock Plan incorporated by reference to Form S-8 filed on July 28, 2005.
10.4		Renewal Rights Agreement dated as of September 14, 2000 by and between the Company and Rockland Trust, as Rights Agent, is incorporated by reference to Form 8-K filed on October 23, 2000.
10.5		Independent Bank Corp. Deferred Compensation Program for Directors (restated as amended as of December 1, 2000) is incorporated by reference to Form 10-K for the year ended December 31, 2000.
10.6		Master Securities Repurchase Agreement, incorporated by reference to Form S-1 Registration Statement filed on September 18, 1992.
10.7		Revised employment agreements between Christopher Oddleifson, Raymond G. Fuerschbach, Edward F. Jankowski, Jane L. Lundquist, Gerard F. Nadeau, Edward H. Seksay, and Denis K. Sheahan and the Company and/or Rockland Trust and a Rockland Trust Company amended and restated Supplemental Executive Retirement Plan dated November 20, 2008 are incorporated by reference to Form 8-K filed on November 21, 2008.
10.8		Specimen forms of stock option agreements for the Company’s Chief Executive and other executive officers are incorporated by reference to Form 8-K filed on December 20, 2005.

No.	Exhibit

10.9	On-Site Outsourcing Agreement by and between Fidelity Information Services, Inc. and Independent Bank Corp., effective as of November 1, 2004 is incorporated by reference to Form 10-K for the year ended December 31, 2004 filed on March 4, 2005. Amendment to On-Site Outsourcing Agreement incorporated by reference to Form 8-K filed on May 7, 2008.
10.10	New Markets Tax Credit program Allocation Agreement between the Community Development Financial Institutions Fund of the United States Department of the Treasury and Rockland Community Development with an Allocation Effective Date of September 22, 2004 is incorporated by reference to Form 8-K filed on October 14, 2004.
10.11	Independent Bank Corp. 2006 Non-Employee Director Stock Plan incorporated by reference to Form S-8 filed on April 17, 2006.
10.12	Independent Bank Corp. Stock Option Agreement for Non-Employee Director is incorporated by reference to Form 10-Q filed on May 9, 2006.
10.13	Independent Bank Corp. Restricted Stock Agreement for Non-Employee Director is incorporated by reference to Form 10-Q filed on May 9, 2006.
10.14	New Markets Tax Credit program Allocation Agreement between the Community Development Financial Institutions Fund of the United States Department of the Treasury and Rockland Community Development with an Allocation Effective Date of January 9, 2007 is incorporated by reference to Form 10-K for the year ended December 31, 2006 filed on February 28, 2007.
10.15	Independent Bank Corp. and Rockland Trust Company 2008 Executive Officer Performance Incentive Plan is incorporated by reference to Form 8-K filed on February 21, 2008.
10.16	Agreement and Plan of Merger dated November 8, 2008 with Benjamin Franklin Bancorp, Inc. is incorporated by reference to Form 8-K filed on November 10, 2008.
10.17	Letter Agreement with United States Treasury for Series C Preferred Stock incorporated by reference to Form 8-K filed on January 12, 2009.
10.18	Purchase and Sale Agreement with American Realty Capital LLC incorporated by reference to Form 8-K filed April 25, 2008.
23 .	Consent of Independent Registered Public Accounting Firm.*
31.1	Section 302 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.*
31.2	Section 302 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.*
32.1	Section 906 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.+
32.2	Section 906 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.+

*	Filed herewith

+	Furnished herewith

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

Date: March 2, 2009

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

/s/ Richard S. Anderson Richard S. Anderson	Director	Date: March 2, 2009.
/s/ Benjamin A. Gilmore, II Benjamin A. Gilmore, II	Director	Date: March 2, 2009.
/s/ Kevin J. Jones Kevin J. Jones	Director	Date: March 2, 2009.
/s/ Donna A. Lopolito Donna A. Lopolito	Director	Date: March 2, 2009.
/s/ Eileen C. Miskell Eileen C. Miskell	Director	Date: March 2, 2009.
/s/ Christopher Oddleifson Christopher Oddleifson	Director CEO/President	Date: March 2, 2009.
/s/ Carl Ribeiro Carl Ribeiro	Director	Date: March 2, 2009.
/s/ Richard H. Sgarzi Richard H. Sgarzi	Director	Date: March 2, 2009.
/s/ John H. Spurr, Jr. John H. Spurr, Jr.	Director	Date: March 2, 2009.
/s/ Robert D. Sullivan Robert D. Sullivan	Director	Date: March 2, 2009.
/s/ Brian S. Tedeschi Brian S. Tedeschi	Director	Date: March 2, 2009.
/s/ Thomas J. Teuten Thomas J. Teuten	Director and Chairman of the Board	Date: March 2, 2009.
/s/ Denis K. Sheahan Denis K. Sheahan	Chief Financial Officer	Date: March 2, 2009