Form 10-Q
period 2009-03-31
INDEPENDENT BANK CORP
filed 2009-05-08
CIK 776901

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Yes ☑   No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐   No ☐
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
Yes ☐   No ☑
     As of May 1, 2009, there were 20,912,403 shares of the issuer’s common stock outstanding, par value $0.01 per share

PAGE
Item 5. Other Information	60
Item 6. Exhibits	60

Signatures	63

EX-31.1 SECTION 302 CERTIFICATION OF CEO
EX-31.2 SECTION 302 CERTIFICATION OF CFO
EX-32.1 SECTION 906 CERTIFICATION OF CEO
EX-32.2 SECTION 906 CERTIFICATION OF CFO

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
INDEPENDENT BANK CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited- Dollars in Thousands, Except Share and Per Share Amounts)

	March 31,	December 31,
	2009	2008

ASSETS
CASH AND DUE FROM BANKS	$70,554	$50,007
FED FUNDS SOLD AND SHORT TERM INVESTMENTS	149,729	100
SECURITIES
TRADING ASSETS	2,580	2,701
SECURITIES AVAILABLE FOR SALE	558,541	600,291
SECURITIES HELD TO MATURITY (fair value $27,342 and $30,390)	30,804	32,789
FEDERAL HOME LOAN BANK STOCK	24,603	24,603

TOTAL SECURITIES	616,528	660,384

LOANS
COMMERCIAL AND INDUSTRIAL	286,178	270,832
COMMERCIAL REAL ESTATE	1,136,411	1,126,295
COMMERCIAL CONSTRUCTION	166,272	171,955
SMALL BUSINESS	87,137	86,670
RESIDENTIAL REAL ESTATE	406,119	413,024
RESIDENTIAL CONSTRUCTION	9,727	10,950
RESIDENTIAL LOANS HELD FOR SALE	22,412	8,351
CONSUMER — HOME EQUITY	411,097	406,240
CONSUMER — AUTO	116,375	127,956
CONSUMER — OTHER	35,847	38,614

TOTAL LOANS	2,677,575	2,660,887
LESS: ALLOWANCE FOR LOAN LOSSES	(37,488)	(37,049)

NET LOANS	2,640,087	2,623,838

BANK PREMISES AND EQUIPMENT, NET	36,733	36,429
GOODWILL	116,863	116,437
IDENTIFIABLE INTANGIBLE ASSETS	8,863	9,273
MORTGAGE SERVICING RIGHTS	1,497	1,498
BANK OWNED LIFE INSURANCE	65,489	65,003
OTHER REAL ESTATE OWNED	1,763	1,808
OTHER ASSETS	58,333	63,692

TOTAL ASSETS	$3,766,439	$3,628,469

LIABILITIES AND STOCKHOLDERS’ EQUITY
DEPOSITS
DEMAND DEPOSITS	$541,038	$519,326
SAVINGS AND INTEREST CHECKING ACCOUNTS	765,258	725,313
MONEY MARKET	536,808	488,345
TIME CERTIFICATES OF DEPOSIT OVER $100,000	243,288	285,410
OTHER TIME CERTIFICATES OF DEPOSIT	567,349	560,686

TOTAL DEPOSITS	2,653,741	2,579,080

FEDERAL HOME LOAN BANK ADVANCES	408,480	429,634
FEDERAL FUNDS PURCHASED AND ASSETS SOLD UNDER REPURCHASE AGREEMENTS	169,616	170,880
SUBORDINATED DEBENTURES	30,000	30,000
JUNIOR SUBORDINATED DEBENTURES	61,857	61,857
OTHER BORROWINGS	2,442	2,946

TOTAL BORROWINGS	672,395	695,317

OTHER LIABILITIES	46,780	48,798

TOTAL LIABILITIES	$3,372,916	$3,323,195

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
PREFERRED STOCK, $0.01 par value. Authorized: 1,000,000 Shares Issued and Outstanding: 78,158 Shares at March 31, 2009	$73,578	$—
COMMON STOCK, $0.01 par value. Authorized: 30,000,000 Shares Issued and Outstanding: 16,286,455 Shares at March 31, 2009 and 16,285,455 Shares at December 31, 2008	163	163
SHARES HELD IN RABBI TRUST AT COST 170,909 Shares at March 31, 2009 and 171,489 Shares at December 31, 2008	(2,329)	(2,267)
DEFERRED COMPENSATION OBLIGATION	2,329	2,267
ADDITIONAL PAID IN CAPITAL	142,140	137,488
RETAINED EARNINGS	184,387	177,493
ACCUMULATED OTHER COMPREHENSIVE LOSS, NET OF TAX	(6,745)	(9,870)

TOTAL STOCKHOLDERS’ EQUITY	393,523	305,274

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,766,439	$3,628,469

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited — Dollars in Thousands, Except Share and Per Share Data)

	THREE MONTHS ENDED
	March 31,
	2009	2008

INTEREST INCOME
Interest on Loans	$35,946	$35,168
Taxable Interest and Dividends on Securities	6,963	5,414
Non-taxable Interest and Dividends on Securities	304	478
Interest on Federal Funds Sold and Short-Term Investments	198	19

Total Interest and Dividend Income	43,411	41,079

INTEREST EXPENSE
Interest on Deposits	8,407	10,315
Interest on Borrowings	5,015	4,999

Total Interest Expense	13,422	15,314

Net Interest Income	29,989	25,765

PROVISION FOR LOAN LOSSES	4,000	1,342

Net Interest Income After Provision For Loan Losses	25,989	24,423

NON-INTEREST INCOME
Service Charges on Deposit Accounts	3,648	3,635
Wealth Management	2,330	2,676
Mortgage Banking Income, Net	1,156	1,114
Bank Owned Life Insurance Income	729	520
Net Gain/(Loss) on Sales of Securities Available for Sale	1,379	(609)
Other Non-Interest Income	1,231	902

Total Non-Interest Income	10,473	8,238

NON-INTEREST EXPENSE
Salaries and Employee Benefits	14,859	14,143
Occupancy and Equipment Expenses	3,705	2,903
Data Processing and Facilities Management	1,416	1,284
FDIC Assessment	536	58
Telephone	468	380
Advertising Expense	455	536
Consulting Expense	447	455
Software Maintenance	443	297
Merger & Acquisition Expenses	1,538	744
WorldCom Bond Loss Recovery	—	(418)
Other Non-Interest Expense	4,440	3,650

Total Non-Interest Expense	28,307	24,032

INCOME BEFORE INCOME TAXES	8,155	8,629
PROVISION FOR INCOME TAXES	1,767	2,321

NET INCOME	$6,388	$6,308

PREFERRED STOCK DIVIDEND	$1,173	—

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$5,215	$6,308

BASIC EARNINGS PER SHARE	$0.32	$0.44

DILUTED EARNINGS PER SHARE	$0.32	$0.44

Weighted average common shares (Basic)	16,285,955	14,386,845
Common share equivalents	17,881	73,133

Weighted average common shares (Diluted)	16,303,836	14,459,978

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited — Dollars in Thousands, Except Per Share Data)

				VALUE OF				ACCUMULATED
		COMMON		SHARES	DEFERRED	ADDITIONAL		OTHER
	PREFERRED	SHARES	COMMON	HELD IN	COMPENSATION	PAID-IN	RETAINED	COMPREHENSIVE
	STOCK	OUTSTANDING	STOCK	RABBI TRUST	OBLIGATION	CAPITAL	EARNINGS	(LOSS)	TOTAL

BALANCE DECEMBER 31, 2008	—	16,285,455	$163	$(2,267)	$2,267	$137,488	$177,493	$(9,870)	$305,274

Cumulative effect accounting adjustment, net of tax (1)							3,823	(3,823)	—
Net Income							6,388		6,388
Dividends Declared:
Common Declared ($0.18 per share)							(2,939)		(2,939)
Preferred Declared (2)							(391)		(391)
Proceeds From Exercise of Stock Options		1,000					13		13
Tax Expense Related to Equity Award Activity						(13)			(13)
Equity Based Compensation						85			85
Change in Fair Value of Derivatives During Period, Net of Tax and Realized Gains/(Losses)								1,567	1,567
Deferred Compensation Obligation				(62)	62				—
Amortization of Prior Service Cost, net of tax								(65)	(65)
Change in Unrealized Gain on Securities Available For Sale, Net of Tax and Realized Gains/(Losses)								5,446	5,446
Issuance of Preferred Stock and Stock Warrants	73,578					4,580			78,158

BALANCE MARCH 31, 2009	$73,578	16,286,455	$163	$(2,329)	$2,329	$142,140	$184,387	$(6,745)	$393,523

BALANCE DECEMBER 31, 2007	$—	13,746,711	$137	$(2,012)	$2,012	$60,632	$164,565	$(4,869)	$220,465

Net Income							6,308		6,308
Cash Dividends Declared ($0.18 per share)							(2,931)		(2,931)
Common Stock Issue for Acquisition		2,492,195	25			76,203			76,228
Proceeds From Exercise of Stock Options		27,220	1				441		442
Tax Benefit Related to Equity Award Activity						122			122
Equity Based Compensation						97			97
Change in Fair Value of Derivatives During Period, Net of Tax and Realized Gains/(Losses)								(1,950)	(1,950)
Deferred Compensation Obligation				(54)	54				—
Amortization of Prior Service Cost, net of tax								42	42
Change in Unrealized Gain on Securities Available For Sale, Net of Tax and Realized Gains								1,834	1,834

BALANCE MARCH 31, 2008	$—	16,266,126	$163	$(2,066)	$2,066	$137,054	$168,383	$(4,943)	$300,657

(1)	Represents reclassifications of non credit related components of previously recorded Other-Than-Temporary losses pursuant to the the adoption of FSP FAS 115-2 and 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments.”

(2)	Excludes $586 cumulative preferred dividends not declared as of quarter end and $196 of accretion of discounts of preferred stock issuance.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited — Dollars In Thousands)

	THREE MONTHS ENDED
	MARCH 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$6,388	$6,308
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES:
Depreciation and amortization	1,628	1,546
Provision for loan losses	4,000	1,342
Deferred income tax expense (benefit)	3,517	(911)
Net (gain) loss on sale of investments	(1,379)	609
Loss on sale of other real estate owned	44	—
Realized gain on sale leaseback transaction	(258)	—
Stock based compensation	85	97
Tax (expense) benefit from stock option exercises	(13)	122
Net change in:
Trading Assets	121	(381)
Loans held for sale	(13,835)	(4,700)
Other assets	(250)	11,393
Other liabilities	(1,765)	(1,744)

TOTAL ADJUSTMENTS	(8,105)	7,373

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(1,717)	13,681

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of Securities Available For Sale	63,163	109,413
Proceeds from maturities and principal repayments of Securities Available For Sale	38,670	32,028
Purchase of Securities Available For Sale	(50,296)	(19,872)
Proceeds from maturities and principal repayments of Securities Held to Maturity	1,980	5,926
Purchase of Federal Home Loan Bank stock	—	(642)
Net increase in Loans	(6,414)	(6,134)
Business combinations, net of cash acquired	(426)	(13,615)
Investment in Bank Premises and Equipment	(1,444)	(2,065)
Proceeds from the sale of other real estate owned	75	—

NET CASH PROVIDED BY INVESTING ACTIVITIES	45,308	105,039

CASH FLOWS USED IN FINANCING ACTIVITIES:
Net (decrease) increase in Time Deposits	(35,459)	26,133
Net increase (decrease) in Other Deposits	110,120	(6,567)
Net (decrease) increase in Federal Funds Purchased and Assets Sold Under Repurchase Agreements	(1,264)	30
Net decrease in Federal Home Loan Bank Advances	(21,154)	(130,684)
Net (decrease) increase in Treasury Tax & Loan Notes	(504)	7,447
Proceeds from exercise of stock options	13	442
Proceeds from issuance of Preferred Stock	73,578	—
Proceeds from issuance of Stock Warrants	4,580	—
Dividends paid
Common Dividends	(2,934)	(2,339)
Preferred Dividends	(391)	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	126,585	(105,538)

NET INCREASE IN CASH AND CASH EQUIVALENTS	170,176	13,182

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	50,107	67,416

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$220,283	$80,598

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfer of loans to foreclosed assets	$74	$338

In conjunction with the purchase acquisition which closed March 1, 2008 assets were acquired and liabilities were assumed as follows:
Common stock issued	$—	$76,236
Fair value of assets acquired	—	662,647
Fair value of liabilities assumed	—	586,419
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
     The Company is currently the sponsor of Independent Capital Trust V (“Trust V”), a Delaware statutory trust, and Slade’s Ferry Statutory Trust I (“Slade’s Ferry Trust I”) a Connecticut statutory trust, each of which was formed to issue trust preferred securities. Trust V and Slade’s Ferry Trust I are not included in the Company’s consolidated financial statements in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46R (“FIN 46”).
     As of March 31, 2009, the Bank had the following corporate subsidiaries, all of which were wholly-owned by the Bank and included in the Company’s consolidated financial statements:
•	Four Massachusetts security corporations, namely Rockland Borrowing Collateral Securities Corp., Rockland IMG Collateral Securities Corp., Rockland Deposit Collateral Securities Corp., and Taunton Avenue Securities Corp., which hold securities, industrial development bonds, and other qualifying assets;

•	Rockland Trust Community Development Corporation (the “Parent CDE”) which, in turn, has three wholly-owned corporate subsidiaries named Rockland Trust Community Development LLC (“RTC CDE I”), Rockland Trust Community Development Corporation II (“RTC CDE II”), and Rockland Trust Community Development Corporation III (“RTC CDE III”). The Parent CDE, CDE I, CDE II, and CDE III were all formed to qualify as community development entities under federal New Markets Tax Credit Program criteria; and

•	Compass Exchange Advisors LLC (“CEA LLC”) which provides like-kind exchange services pursuant to section 1031 of the Internal Revenue Code.
     All material intercompany balances and transactions have been eliminated in consolidation. Certain previously reported amounts may have been reclassified to conform to the current year’s presentation.
     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included. Operating results for the quarter ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009 or any other interim period.
     For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission.
NOTE 2- STOCK BASED COMPENSATION
     On February 27, 2009 the Company granted 24,000 restricted stock awards to certain non-executive officers of the Company and or Bank, from the 2005 Employee Stock Plan. The holders of these awards participate fully in the rewards of stock ownership of the Company, including voting and dividend rights. The Company measured the fair value of the awards based on the average of the high price and low price at which the Company’s common stock traded on the date of grant. The restricted stock awards vest over a five year period.
     On March 2, 2009 the Company awarded options to purchase 5,000 shares of common stock from the 2006 Non-Employee Director Stock Plan to a director of the Company and/or the Bank. The expected volatility, expected life, expected dividend yield, and expected risk free interest rate for this grant used to determine their fair value were determined on March 2, 2009 and were 33%, 5 years, 2.78%, and 1.82%, respectively. The options have been determined to have a fair value of $3.32 per share. The options vest over a five year period and have a contractual life of ten years from date of grant.
NOTE 3 — RECENT ACCOUNTING DEVELOPMENTS
     FASB Staff Position (“FSP”) FAS 157-4 (“FSP FAS 157-4”), “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly” Issued on April 9, 2009, this FSP provides additional guidance for estimating fair value in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” (“SFAS No. 157”) when the volume and level of activity for the assets or liability have significantly decreased. This FSP is effective for interim and annual reporting periods ending after June 15, 2009 and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. The Company has elected to early adopt this FSP for the period ending March 31, 2009. The adoption of the FSP did not have a material impact on the Company’s consolidated financial position or results of operations.
     FASB Staff Position FAS 115-2 and 124-2 (“FSP FAS 115-2”), “Recognition and Presentation of Other-Than-Temporary Impairments” Issued on April 9, 2009, this FSP amends the other-then-temporary impairment (“OTTI”) guidance in U.S. GAAP for debt securities to make guidance more operational and to improve the presentation and disclosure of other-then-temporary impairments on debt and equity securities in the financial statements, by providing greater clarity to investors about the credit and non credit components of other-then-temporary impairments. This FSP is effective for interim and annual periods ending after June 15, 2009, but entities may early adopt the FSP for the interim and annual periods ending after March 15, 2009. The Company elected to early adopt this FSP and pursuant to the adoption of this FSP, which stated that previously recorded impairment charges which did not relate to credit loss should be reclassified from retained earnings to other comprehensive income (“OCI”), the Company recorded a cumulative effect accounting adjustment that increased retained earnings and decreased OCI by $6.0 million pretax or $3.8 million, after tax, relating to the $7.2 million of OTTI losses recorded during 2008.
     FASB Staff Position FAS 107-1 (“FSP FAS 107-1”), “Interim Disclosures about Fair Value of Financial Instruments” Issued on April 9, 2009, this FSP amends the periods for which public companies must disclose the fair value of financial instruments. The FSP requires all publicly traded companies to include disclosures about the fair value of its financial instruments as required by SFAS No.107 “Disclosures about Fair Value of Financial Instruments” whenever it issues summarized financial information for interim reporting periods. This statement is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP by also electing to early adopt FSP FAS 157-4. Accordingly, the Company early adopted this FSP for the interim period ending March 31, 2009.

NOTE 4 — SECURITIES
The amortized cost, gross unrealized gains and losses, and fair value of securities held to maturity for the periods below were as follows:

	March				December
	2009				2008
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	(Dollars In Thousands)				(Dollars In Thousands)
U.S. Treasury and Government Sponsored Enterprise	$—	$—	$	$—	$—	$—	$	$—
Mortgage-Backed Securities	3,217	165	—	3,382	3,470	130	—	3,600
State, County, and Municipal Securities	17,792	472	(4)	18,260	19,516	324	(53)	19,787
Corporate Debt Securities	—	—	—	—	—	—	—	—
Trust Preferred Securities Issued by Banks and Insurers	9,795	—	(4,095)	5,700	9,803	—	(2,800)	7,003

Total	$30,804	$637	$(4,099)	$27,342	$32,789	$454	$(2,853)	$30,390

The amortized cost, gross unrealized gains and losses, and fair value of securities available for sale for the periods below were as follows:

	March				December
	2009				2008
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	(Dollars In Thousands)				(Dollars In Thousands)
U.S. Treasury and Government Sponsored Enterprise	$702	$1	$—	$703	$705	$5	$—	$710
Mortgage-Backed Securities	484,647	17,441	(24)	502,064	462,539	12,721	(177)	475,083
Collateralized Mortgage Obligations	45,808	747	(2,594)	43,961	78,561	323	(6,587)	72,297
State, County, and Municipal Securities	4,000	147	—	4,147	18,620	334	—	18,954
Corporate Debt Securities	—	—	—	—	24,925	927	—	25,852
Trust Preferred Securities Issued by Banks and Insurers(1)(2)	22,472	—	(14,806)	7,666	16,462	—	(9,067)	7,395

Total	$557,629	$18,336	$(17,424)	$558,541	$601,812	$14,310	$(15,831)	$600,291

(1)	The Company recorded OTTI charges in this category of $7.2 million for the year ending December 31, 2008. For securities deemed impaired the amortized cost was written down to the fair value of the securities.

(2)	During the quarter ended March 31, 2009, pursuant to FSP FAS 115-2, which stated that previously recorded impairment charges which did not relate to credit loss should be reclassified from retained earnings to OCI, the Company recorded a cumulative effect adjustment that increased retained earnings and decreased OCI by $6.0 million, or $3.8 million net of tax, respectively.
     The Company recorded gross gains of $1.4 million for the quarter ended March 31, 2009 and gross losses of $609,000 for the quarter ended March 31, 2008 on the sale of securities available for sale.
     A schedule of the contractual maturities of securities held to maturity and securities available for sale as of March 31, 2009 is presented below.

	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars In Thousands)		(Dollars In Thousands)
Due in one year or less	$13	$13	$702	$703
Due from one year to five years	9,570	9,895	51,035	52,132
Due from five to ten years	9,301	9,579	138,221	143,034
Due after ten years	11,920	7,855	367,671	362,672

Total	$30,804	$27,342	$557,629	$558,541

     The actual maturities of mortgage-backed securities, collateralized mortgage obligations and corporate debt securities will differ from the contractual maturities, due to the ability of the

`

issuers to prepay underlying obligations. At March 31, 2009, the Bank has $49.2 million of callable securities in its investment portfolio.
     On March 31, 2009 and December 31, 2008 investment securities carried at $214.3 million and $196.0 million, respectively, were pledged to secure public deposits, assets sold under repurchase agreements, treasury tax and loan notes, letters of credit, and for other purposes as required by law. Additionally, $217.2 million and $310.6 million of securities, at carrying value, were pledged to the Federal Home Loan Bank (“FHLB”) at March 31, 2009 and December 31, 2008, respectively.
     At March 31, 2009 and December 31, 2008, the Company had no investments in obligations of individual states, counties, or municipalities, which exceed 10% of stockholders’ equity.
     The Company continually reviews investment securities for the existence of OTTI, taking into consideration current market conditions, extent and nature of change in fair value, issuer rating changes and trends, the credit worthiness of the obligator of the security, volatility of earnings, current analysts’ evaluations, the Company’s intent to sell the security or whether it is more likely than not that the Company will be required to sell the debt security before its anticipated recovery, as well as other qualitative factors. The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Declines in the fair value of non-trading securities below their amortized cost basis that are deemed to be OTTI are written down to fair value. Any portion of future declines in value associated with credit loss will be recognized in income with the remaining non-credit related component being recognized in other comprehensive income.
     The following tables show the gross unrealized losses and fair value of the Company’s investments in an unrealized loss position, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2009 and December 31, 2008.

		At March 31, 2009
		Less than 12 months		12 months or longer		Total
		Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	# of holdings	Value	Losses	Value	Losses	Value	Losses
		(Dollars In Thousands)
Mortgage-Backed Securities	5	$4,032	$(24)	$—	$—	$4,032	$(24)
Collateralized Mortgage Obligations	2	6,400	(1,736)	11,676	(858)	18,076	(2,594)
Trust Preferred Securities Issued by Banks and Insurers	11	919	(620)	12,447	(18,281)	13,366	(18,901)
City, State, and Local Municipal Bonds	1	499	(4)	—	—	499	(4)

Total Temporarily Impaired Securities	19	$11,850	$(2,384)	$24,123	$(19,139)	$35,973	$(21,523)

		At December 31, 2008
		Less than 12 months		12 months or longer		Total
		Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	# of holdings	Value	Losses	Value	Losses	Value	Losses
				(Dollars In Thousands)
Mortgage-Backed Securities	10	$4,326	$(177)	$—	$—	$4,326	$(177)
Collateralized Mortgage Obligations	6	32,244	(6,587)	—	—	32,244	(6,587)
Trust Preferred Securities Issued by Banks and Insurers	7	1,043	(496)	11,658	(11,370)	12,701	(11,866)
City, State, and Local Municipal Bonds	4	1,613	(54)	—	—	1,613	(54)

Total Temporarily Impaired Securities	27	$39,226	$(7,314)	$11,658	$(11,370)	$50,884	$(18,684)

     The Company believes that the securities in the table above are only temporarily impaired and that full principal and interest will be collected as anticipated. The Company was able to determine this by reviewing various qualitative and quantitative factors regarding each investment category by reviewing information such as current market conditions, extent and nature of change in fair value, issuer rating changes and trends, volatility of earnings, and current analysts’ evaluations. As a result of the Company’s review of these qualitative and quantitative factors, the causes of the impairments listed in the above table by category are as follows:
     Mortgage-Backed Securities: The unrealized losses on the Company’s investments in Mortgage-Backed Securities were caused by being acquired when interest rate spreads were lower, as compared to interest rate spreads at March 31, 2009. Because the Company does not have the intent to sell these securities and does not anticipate that these securities will be required to be sold before its anticipated recovery, the Company does not consider those investments to be OTTI at March 31, 2009.
     Collateralized Mortgage Obligations: The unrealized losses on the Company’s investment in Collateralized Mortgage Obligations were caused by purchasing these securities in a lower interest rate environment. Because the Company anticipates the full principal and interest will be collected, these securities are not considered to be OTTI at March 31, 2009.
     Trust Preferred Securities: The unrealized losses on the Company’s investment in Trust Preferred Securities are due to the temporary but significant dislocation of credit markets. For the trust preferred securities that have been at a loss for over twelve months the Company reviewed cash flow models which reflected stressed conditions. As a result of this review process, management deemed that the Company does not have the intent to sell these securities and does not anticipate that these securities will be required to be sold before its anticipated recovery and that full principal and interest will be collected. No additional OTTI charges were recognized during the quarter ended March 31, 2009.
     City, State, and Local Municipal Bonds: The unrealized losses on the Company’s investment in City, State and Local Municipal Bonds are due to current disruptions in the municipal insurance business. Because the Company does not have the intent to sell these securities and does not anticipate that these securities will be required to be sold before its anticipated recovery, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2009.
     For the year ended December 31, 2008 the Company recorded OTTI on certain investment grade pooled trust preferred securities, which resulted in a negative charge to non-interest income of $7.2 million. Pursuant to FSP FAS 115-2, which stated that previously recorded impairment charges which did not relate to credit loss should be reclassified from retained earnings to OCI, the Company recorded a cumulative effect adjustment that increased retained earnings and decreased OCI by $6.0 million, or $3.8 million, net of tax. The remaining $1.2 million of the original $7.2 million OTTI charge was deemed to be credit related. There were no changes to the credit related component of OTTI during the first quarter of 2009.

NOTE 5 — FAIR VALUE
     SFAS No. 157, defines fair value, and establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under SFAS No. 157 are described below:
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
     Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. FSP FAS 157-4 states that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. The Company uses prices and inputs that are current as of the measurement date, including during periods of market dislocation. In periods of market dislocation, the observability of prices and inputs may be reduced for many instruments. This condition could cause an instrument to be reclassified from one level to another.
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
Collateralized Mortgage Obligations (“CMOs”)
The valuation model for these securities is volatility-driven and ratings based, and uses multi-dimensional spread tables. The inputs used include benchmark yields, recent reported trades,

new issue data, broker and dealer quotes, and collateral performance. If there is at least one significant model assumption or input that is not observable, these CMO’s are categorized as Level 3 within the fair value hierarchy; otherwise, they are classified as Level 2.
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
Trust Preferred Securities — Single Issuer and Collateralized Debt Obligations (“CDOs”)
The fair value of Trust Preferred Securities, including pooled CDO’s and single issued preferred securities, is estimated using external pricing models, discounted cash flow methodologies or similar techniques. The inputs used in these valuations include benchmark yields, recent reported trades, new issue data, broker and dealer quotes and collateral performance. Accordingly these Trust Preferred CDOs are categorized as Level 3 within the fair value hierarchy.
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

Impaired Loans
Loans that are deemed to be impaired in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” are valued based upon the lower of cost or fair value of the underlying collateral or based upon discounted cash flow analyses. The inputs used in the appraisals of the collateral are not always observable, and therefore the loans may be categorized as Level 3 within the fair value hierarchy; otherwise, they are classified as Level 2. The inputs used in performing discounted cash flow analyses are not observable and therefore such loans are classified as Level 3.
Loans Held for Sale
Loans held for sale are carried at the lower of cost or market value. Fair value is measured on a non-recurring basis using quoted market prices when available. If quoted market prices are not available, comparable market values or discounted cash flow analysis may be utilized. These assets are typically categorized as Level 2.
Other Real Estate Owned
The fair values are estimated based upon recent appraisal values of the property. Certain inputs used in appraisals are not always observable, and therefore Other Real Estate Owned maybe categorized as Level 3 within the fair value hierarchy. When inputs in appraisals are observable, they are classified as Level 2 within the fair value hierarchy.
Mortgage Servicing Asset
The mortgage servicing asset is subject to impairment testing. A valuation model, which utilizes a discounted cash flow analysis using interest rates and prepayment speed assumptions currently quoted for comparable instruments and a discount rate determined by management, is used for impairment testing. If the valuation model reflects a value less than the carrying value, loan servicing rights are adjusted to fair value through a valuation allowance as determined by the model. As such, the Company classifies the mortgage servicing asset as Level 3.
Goodwill and Other Intangible Assets
Goodwill and identified intangible assets are subject to impairment testing. The Company conducts an annual impairment test of goodwill in the third quarter of each year, more often if necessary. The Company utilizes both a comparable analysis of relevant price multiples in recent market transactions and discounted cash flow analysis to estimate the fair value of the intangible assets. Both valuation models require a significant degree of management judgment. In the event the fair value as determined by the valuation model is less than the carrying value, goodwill may be impaired. If the impairment testing resulted in impairment, the Company would classify goodwill and other intangible assets subjected to non-recurring fair value adjustments as Level 3.
     Assets and Liabilities Measured at Fair Value on a Recurring Basis as of March 31, 2009 and December 31, 2008 are as follows:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Balance	(Level 1)	(Level 2)	(Level 3)
		(Dollars in Thousands)
As of March 31, 2009
Description
Assets
Trading Securities	$2,580	$2,580	$—	$—
Securities Available for Sale:
U.S. Treasury and Government Sponsored Enterprise	703	—	703	—
Mortgage-Backed Securities	502,064	—	502,064	—
Collateralized Mortgage Obligations	43,961	—	25,885	18,076
State, County, and Municipal Securities	4,147	—	4,147	—
Trust Preferred Securities Issued by Banks and Insurers	7,666	—	—	7,666
Residential Mortgage Loan Commitments & Forward Sales Agreements, net	431	—	431	—
Liabilities
Derivative Financial Instruments, net	10,216	—	10,216	—

As of December 31, 2008
Description
Assets
Trading Securities	$2,701	$2,701	$—	$—
Securities Available for Sale:
U.S. Treasury and Government Sponsored Enterprise	710		710
Mortgage-Backed Securities	475,083	—	475,083	—
Collateralized Mortgage Obligations	72,297	—	72,297	—
State, County, and Municipal Securities	18,954	—	18,954	—
Corporate Debt Securities	25,852	—	25,852	—
Trust Preferred Securities Issued by Banks and Insurers	7,395	—	2,201	5,194
Residential Mortgage Loan Commitments & Forward Sales Agreements, net	367	—	367	—
Liabilities
Derivative Financial Instruments, net	12,852	—	12,852	—
     The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the quarter ended March 31, 2009 and year ended December 31, 2008. These instruments were valued using pricing models and discounted cash flow methodologies.

Reconciliation for All Assets and Liabilities Measured at Fair Value on
a Recurring Basis Using Significant Unobservable Inputs (Level 3)

	Securities Available for Sale
		Collateralized
	Trust Preferred	Mortgage
	Securities	Obligations	Total
	(Dollars in Thousands)
Balance at January 1, 2008	$—	$—	$—
Gains and Losses (realized/unrealized)
Included in earnings	(7,216)	—	(7,216)
Included in Other Comprehensive Income	(2,983)	—	(2,983)
Purchases, issuances and settlements	—	—	—
Transfers in to Level 3	15,393	—	15,393

Balance at December 31, 2008	5,194	—	5,194

Gains and Losses (realized/unrealized)
Included in earnings	—	—	—
Included in Other Comprehensive Income	2,472	360	2,832
Purchases, issuances and settlements	—	—	—
Transfers in to Level 3	2,202	15,514	17,716

Balance at March 31, 2009	$9,868	$15,874	$25,742

The amount of gains and losses due to change in fair value, including both realized and unrealized gains and losses, included in earnings for Level 3 assets and liabilities during the three month period, ending March 31, 2009 and the twelve months ended December 31, 2008 were classified as follows:

For the three months ending		For the twelve months ending
March 31, 2009		December 31, 2008
Trading Income	Non-Interest Income	Trading Income	Non-Interest Income
$—	$—	$—	$(7,216)	(1)
The amount of total gains and losses included in earnings attributable to the changes in unrealized gains and losses during the quarter, for Level 3 assets and liabilities that are still held at March 31, 2009 and December 31, 2008 were classified as follows:

For the three months ending		For the twelve months ending
March 31, 2009		December 31, 2008
Trading Income	Non-Interest Income	Trading Income	Non-Interest Income
$—	$—	$—	$(7,216)	(1)

(1)	Represents write-downs on certain securities that were deemed to be other-than-temporarily impaired during the quarter ended and year-to-date ended December 31, 2008.
     Assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2009 and December 31, 2008 are as follows:

	Fair Value Measurements at Reporting Date Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable	Total
		Assets	Inputs	Inputs	Gains
	Balance	(Level 1)	(Level 2)	(Level 3)	(Losses)
	(Dollars in Thousands)
As of March 31, 2009
Description

Impaired Loans	$4,445	$—	$—	$4,445	$(1,504)
Loans Held For Sale	23,213	—	23,213	—	801
Other Real Estate Owned	1,764	—	965	799	(44)
Mortgage Servicing Asset	1,497	—	—	1,497	—

					$(747)

As of December 31, 2008
Description

Impaired Loans	$2,754	$—	$2,754	$—	$(1,453)

					$(1,453)

     As required by SFAS 107, the following is a summary of the carrying values and estimated fair values of certain financial instruments:

	MARCH		DECEMBER
	2009		2008
	BOOK	FAIR	BOOK	FAIR
	VALUE	VALUE	VALUE	VALUE
	(Dollars In Thousands)		(Dollars In Thousands)
FINANCIAL ASSETS
Securities Held To Maturity	30,804	27,342	32,789	30,390	(a)
Net Loans	2,617,675	2,624,031	2,615,487	2,621,550	(b)
Bank Owned Life Insurance	65,489	65,489	65,003	65,003	(a)

FINANCIAL LIABILITIES
Time Certificates of Deposits	810,637	818,347	846,096	855,585	(c)
Federal Home Loan Bank Advances	408,480	415,718	429,634	435,431	(c)
Federal Funds Purchased and Assets Sold Under Repurchase Agreements	169,616	174,044	170,880	166,600	(c)
Subordinated Debentures	30,000	30,577	30,000	31,188	(c)
Junior Subordinated Debentures	61,857	13,918	61,857	10,894	(d)

(a)	The fair value values presented are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments and/or discounted cash flow analyses.

(b)	Fair value is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities or cash flows.

(c)	Fair value was determined by discounting anticipated future cash payments using rates currently available for instruments with similar remaining maturities.

(d)	Fair value was determined based upon market prices of securities with similar terms and maturities.
     This summary excludes financial assets and liabilities for which carry value approximates fair value. For financial assets, these include cash and due from banks, federal funds sold, short-term investments, and Federal Home Loan Bank Stock. For financial liabilities, these include demand, savings, money market deposits, and federal funds purchased and assets sold under repurchase agreements. The estimated fair value of demand, savings and money market deposits is the amount payable at the reporting date. SFAS 107 requires the use of carrying value because the accounts have no stated maturity date and the customer has the ability to withdraw funds immediately. Also excluded from the summary are financial instruments measured at fair value on a recurring and nonrecurring basis, as previously described.
NOTE 6 — EARNINGS PER SHARE
     Basic earnings per share (“EPS”) are calculated by dividing net income available to the common shareholder by the weighted average number of common shares (excluding shares of unvested restricted stock) outstanding before any dilution during the period. Diluted earnings per share have been calculated in a manner similar to that of basic earnings per share except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares (such as those resulting from the exercise of stock options, unvested restricted stock awards, and outstanding warrants) were issued during the period, computed using the treasury stock method.
     Earnings per share consisted of the following components for the three months ended March 31, 2009 and 2008:

	For the Three Months Ended
	March 31,
	Net Income
	2009	2008
	(Dollars in Thousands)
Net Income	$6,388	$6,308
Less: Preferred Stock Dividends	1,173	—

Net Income Available for Common Shareholders	$5,215	$6,308

	Weighted Average
	Shares
	2009	2008
Basic EPS	16,285,955	14,386,845
Effect of dilutive securities	17,881	73,133

Diluted EPS	16,303,836	14,459,978

	Net Income Available to Common
	Shareholders per Share
	2009	2008
Basic EPS	$0.32	$0.44
Effect of dilutive securities	—	—

Diluted EPS	$0.32	$0.44

The following table illustrates the options to purchase common stock, the shares of restricted stock, and the number of outstanding warrants that were excluded from the calculation of diluted earnings per share because they were anti-dilutive:

	For the Three Months Ended
	March 31,
	2009	2008
Stock Options	934,053	694,253

Restricted Stock	7,950	—

Warrants	481,664	—
NOTE 7 — EMPLOYEE BENEFITS
POST RETIREMENT BENEFITS, SUPPLEMENTAL EXECUTIVE RETIREMENT PLANS & DEFINED BENEFIT PENSION PLAN
     The Company oversees a defined benefit pension plan (“Pension Plan”) administered by Pentegra Retirement Services, which does not segregate the assets or liabilities of all participating employers. Accordingly, disclosure of accumulated vested and non-vested benefits is not possible. Effective July 1, 2006, the Company froze the Pension Plan by eliminating all future benefit accruals, with the exception of the employees that were not yet fully vested. The Pension Plan year is July 1st through June 30th. Contributions for the 2008-2009 plan year were all paid in 2008. It has not yet been determined what the pension expense is expected to be related to the 2009-2010 plan year. During the three months ended March 31, 2009 and 2008, $232,000 and $260,000 of pension expense had been recognized, respectively.
     As a result of the acquisition of Slade’s Ferry Bancorp Inc. (“Slades”) in 2008, the Company acquired a defined benefit pension plan (“Slades Pension Plan”) that covers substantially all of Slades’ previous employees that met certain eligibility requirement and that were employed up to January 1, 1998 when the plan was frozen. During the first quarter of 2009, the Company merged the Slades Pension Plan with and into the Company’s existing Pension Plan.
     The Company administers a post-retirement benefit plan and a supplemental executive retirement plan (“SERP”). Additionally, the Company acquired an additional post-retirement benefit plan and an additional supplemental executive retirement plan (“SERP”), effective March 1, 2008, resulting from the Slades acquisition.
     The Company previously disclosed in its financial statements for the fiscal year ended December 31, 2008 that it expected to contribute $83,000 to its post-retirement plans and $244,000 to its SERPs in 2009. For the three months ended March 31, 2009, $14,000 and $41,000 of contributions have been made to the post-retirement benefit plans and the SERPs, respectively.
     Also, in connection with the acquisition of Slades, the Company acquired life insurance policies pertaining to certain of Slades’ former employees. Slades had entered into agreements with these executives whereby the Company will pay to the executives’ estates of beneficiaries a portion of the death benefit that the Company will receive as a beneficiary of such policies. In accordance with EITF 06-4,“Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” the Company established a liability. At March 31, 2009 and December 31, 2008, the balance of the related liability was $1.4 million and $1.3 million, respectively.
NOTE 8 — COMPREHENSIVE INCOME
     Information on the Company’s comprehensive income, presented net of taxes, is set forth below for the three months ended March 31, 2009 and 2008.
Comprehensive income (loss) is reported net of taxes, as follows:
(Dollars in Thousands)

	FOR THE THREE
	MONTHS ENDED
	MARCH 31,
	2009		2008

Net Income	$6,388		$6,308
Other Comprehensive Income/(Loss), Net of Tax:

Cumulative Effect of a Accounting Adjustment, net of tax of $2,151.	(3,823	) (a)	—

Increase in fair value of securities available for sale, net of tax of $3,568 and $1,288 for the three months ended March 31, 2009 and 2008, respectively.	6,289		1,911

Less: reclassification adjustment for realized gains included in net income, net of tax of $536 and $56 for the three months ended March 31, 2009 and March 31, 2008, respectively.	(843)		(77)

Net change in fair value of securities available for sale, net of tax of $3,032 and $1,232 for the three months ended March 31, 2009 and 2008, respectively.	5,446		1,834

Increase (Decrease) in fair value of derivatives, net of tax of $1,015 and $1,416 for the three months ended March 31, 2009 and 2008, respectively.	1,471		(1,962	) (b)

Less: reclassification of realized loss on derivatives, net of tax of $59 and $9 for the three months ended March 31, 2009 and 2008, respectively.	96		12

Net change in fair value of derivatives, net of tax of $1,074 and $1,408 for the three months ended March 31, 2009 and 2008, respectively.	1,567		(1,950)

Amortization of certain costs included in net periodic post retirement costs, net of tax of $45 and $30 for the three months ended March 31, 2009 and 2008, respectively.	(65)		42

Other Comprehensive Gain/(Loss), Net of Tax:	3,125		(74)

Comprehensive Income	$9,513		$6,234

(a)	Represents reclassifications of non credit related components of previously recorded OTTI pursuant to the the adoption of FSP FAS 115-2.

(b)	Included $663,000 of realized but unrecognized loss from the sale of an interest rate swap in January 2008.
The loss will be recognized in earnings through January 2010, the original maturity date of the interest rate swap.

NOTE 9 — GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS
     The changes in goodwill and intangible assets for the period ended March 31, 2009 are shown in the table below.
Carrying Amount of Goodwill and Intangibles
(Dollars in Thousands)

		Core Deposit	Other Identifiable
	Goodwill	Intangibles	Intangible Assets	Total
Balance at December 31, 2008	$116,437	$8,367	$906	$125,710

Recorded during the year	426	—	—	426
Amortization Expense	—	(351)	(59)	(410)

Balance at March 31, 2009	$116,863	$8,016	$847	$125,726

     The following table sets forth the remaining estimated annual amortization expense of the identifiable assets.

	Remaining Estimated Annual Amortization Expense
	(Dollars in Thousands)
	2009	2010	2011	2012	2013	2014 -2018	Total
Core Deposit Intangibles	$1,403	$1,120	$954	$793	$793	$3,304	$8,367
Other Intangible Assets	134	101	101	101	97	372	906

Total Identifiable Intangible Assets	$1,537	$1,221	$1,055	$894	$890	$3,676	$9,273

NOTE 10 — CAPITAL PURCHASE PROGRAM
     On January 9, 2009, as part of the Capital Purchase Program established by the U.S. Department of Treasury (“Treasury”) under the Emergency Economic Stabilization Act of 2008, the Company entered into a Letter Agreement with the Treasury pursuant to which the Company issued and sold to the Treasury 78,158 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series C, par value $0.01 per share, having a liquidation preference of $1,000 per share and a ten-year warrant to purchase up to 481,664 shares of the Company’s common stock, par value $0.01 per share, at an initial exercise price of $24.34 per share, for an aggregate purchase price of $78,158,000 in cash. All of the proceeds for the sale of the Series C Preferred Stock are treated as Tier 1 capital for regulatory purposes.

     The preferred stock and stock warrants were recorded using the relative value method. The carrying value of the preferred stock, as determined by the relative fair value method will be lower than the face value of the preferred stock issued. Accordingly, the Company has recorded a discount, which will be accreted using the effective yield method. The accretion of the discount is presented as imputed preferred dividends and reduces the net income available to the common shareholder.
     On April 22, 2009 the Company retired all 78,158 shares of its Preferred Stock, related to the CPP. Additionally, the Company paid to the Treasury Department accrued dividends of approximately $727,000. Subsequent to the repayment, the Company has the right to repurchase the stock warrants that were previously issued to the Treasury. If the Company does not repurchase the stock warrants, the Treasury Department is required by law to liquidate them. During the second quarter of 2009, the Company will record imputed dividends of $4.4 million, relating to the redemption of preferred stock. The preferred stock dividend will impact the net income available to common shareholders, which is used in calculating earnings per share.
NOTE 11 — SUBSEQUENT EVENT
     Acquisition On April 10, 2009 the Company, completed its acquisition of Benjamin Franklin Bancorp, Inc. (NASDAQ: BFBC), the parent of Benjamin Franklin Bank. The Company’s anticipates that, Benjamin Franklin Bank will be merged into Rockland Trust in early May 2009.
     The transaction was intended to qualify as a tax-free reorganization for federal income tax purposes, and former Benjamin Franklin Bancorp, Inc. shareholders receive 0.59 shares of the Company’s common stock for each share of Benjamin Franklin Bancorp, Inc. common stock which they own. Under the terms of the merger, cash will be issued in lieu of fractional shares. Based upon the Company’s $18.27 per share closing price on April 9, 2009, the transaction was valued at $10.7793 per share of Benjamin Franklin Bancorp, Inc. common stock or approximately $84.5 million in the aggregate. As a result of the acquisition, the Company’s outstanding shares increased by 4,624,948 shares.
     The Company will account for the acquisition using the acquisition method pursuant to SFAS 141(R) Business Combinations (“SFAS 141R”). Accordingly, the Company recorded merger and acquisition expenses of $1.5 million during the first quarter of 2009. Additionally, SFAS 141R requires an acquirer to recognize the assets acquired and the liabilities assumed at their fair values as of that date. The Company is currently in the process of evaluating the fair values and completing the initial accounting for the business combination.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with the consolidated financial statements, notes and tables included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the Securities and Exchange Commission.
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

EXECUTIVE LEVEL OVERVIEW
     The Company’s results of operations are largely dependent on net interest income, which is the difference between the interest earned on short-term investments, loans, and securities and the interest paid on deposits and borrowings. The results of operations are also affected by the level of income/fees from loans, deposits, mortgage banking, and wealth management activities, as well as operating expenses, the provision for loan losses, the impact of federal and state income taxes, and the relative levels of interest rates and economic activity.
     During 2009, management will continue to implement its strategy to alter the overall composition of the Company’s earning assets in order to focus resources in higher return segments. This strategy encompasses a focus on commercial lending, a strong core deposit franchise, and growth in fee revenue, particularly in the wealth management area. The Company reported diluted earnings per share of $0.32 for the three months ending March 31, 2009, representing a decrease of 27.3% from the same period in the prior year.
     The Company reported net income of $6.4 million for the three months ending March 31, 2009, an increase of 1.3%, as compared to the same period in 2008. Net income available to common shareholders which is reflective of preferred stock dividends of $1.2 million, was $5.2 million at March 31, 2009. The Company paid no preferred stock dividends in the same year ago period. Excluding certain non-core items mentioned below, net operating earnings were $5.3 million, or $0.33 per diluted common share for the three month ended March 31, 2009, down 23.1% from the same period in the prior year.
     The following table summarizes the impact of non-core items recorded for the time periods indicated below:

	RECONCILIATION TABLE - NON-GAAP FINANCIAL INFORMATION
	Year to Date Ending March 31,
			Net Income
			Available to Common		Diluted
	Pretax Earnings		Shareholders		Earnings Per Share
	2009	2008	2009	2008	2009	2008
	(Dollars in Thousands, except per share amounts)
AS REPORTED (GAAP)	$8,155	$8,629	$5,215	$6,308	$0.32	$0.44
	IMPACT OF NON-CORE ITEMS

Non-Interest Income Components
Net Loss on Sale of Securities	—	609	—	396	—	0.03
Net Gain on Sale of Securities	(1,379)	—	(896)	—	(0.05)	—
Non-Interest Expense Components
WorldCom Bond Loss Recovery	—	(418)	—	(272)	—	(0.02)
Merger & Acquisition Expenses	1,538	744	1,000	484	0.06	0.03

TOTAL IMPACT OF NON-CORE ITEMS	159	935	104	609	0.01	0.04

AS ADJUSTED (NON-GAAP)	$8,314	$9,564	$5,319	$6,917	$0.33	$0.48

     Certain non-core items are included in the computation of earnings in accordance with generally accepted accounting principles (“GAAP”) in the United States of America in both 2009 and 2008 as indicated by the table above. In an effort to provide investors information regarding the Company’s results, the Company has disclosed in the table above certain non-GAAP information, which management believes provides useful information to the investor. This information should not be viewed as a substitute for operating results determined in accordance with GAAP, nor is it necessarily comparable to non-GAAP information which may be presented by other companies.

     A key determinant in the Company’s profitability is the net interest margin which represents the difference between the yield on interest earning assets and the cost of liabilities. The Company’s net interest margin was 3.55% and 3.90% for the quarters ended March 31, 2009 and March 31, 2008, respectively. The primary reason for this decline is due to the steady lowering of rates by the Federal Reserve in the fourth quarter of 2008 which caused asset yields to reprice faster than liability costs. A significant additional factor in the margin compression was the Company’s large position in low-yielding, highly liquid short term assets, averaging $121.4 million in the quarter, primarily as a result of better than anticipated deposit growth when the Company usually experiences seasonal declines in deposit levels. Additionally, the Company has seen an increase in nonperforming loans, which adversely affects the net interest margin as interest income is not recognized on nonaccrual loans.
     The following graph shows the trend in the Company’s net interest margin versus the Federal Funds Rate for nine quarters beginning with the quarter ended March 31, 2007 and ending with the quarter ended March 31, 2009:
     While changes in the prevailing interest rate environment (see Historical U.S. Treasury Yield Curve graph below) have, and will continue to have, an impact on the Company’s earnings, management strives to mitigate volatility in net interest income resulting from changes in benchmark interest rates through adjustable rate asset generation, effective liability management, and utilization of off-balance sheet interest rate derivatives. (For a discussion of interest rate derivatives and interest rate sensitivity see the Asset/Liability Management section, Table 10 — “Derivatives Positions”, and Market Risk section, Table 13 — “Interest Rate Sensitivity” within the Management’s Discussion and Analysis of Financial Condition and Results of Operations hereof.)
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
     The Company’s return on average assets and return on common average equity were 0.56% and 6.59%, respectively, for the three months ended March 31, 2009. The Company’s return on average assets and return on common average equity were 0.87% and 10.01%, respectively, for the three months ended March 31, 2008.
     Non-interest income increased by $2.2 million, or 27.1%, for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. Excluding the gain on the sale of securities in the first quarter of 2009 and the loss on the sale of securities in the first quarter of 2008, non-interest income increased $247,000, or 2.8%, when compared to 2008. See the table below for a reconciliation of non-interest income as adjusted.

	Quarter Ended
	March 31,
	2009	2008	$ Variance	% Variance
	(Dollars in Thousands)
Non-Interest Income — GAAP	$10,473	$8,238	$2,235	27.1%
Add — Net Loss on Sale of Securities	—	609	(609)	n/a
Less — Net Gain on Sale of Securities	(1,379)	—	(1,379)	n/a

Non-Interest Income as Adjusted — Non-GAAP	$9,094	$8,847	$247	2.8%

     The Company’s Wealth Management revenue decreased $346,000, or 12.9% for the quarter ended March 31, 2009 as compared to the same period in 2008. Assets under management amounted to $1.1 billion, a decrease of $230.4 million, or 17.8%, as compared to the assets under management at March 31, 2008. The decrease is due to the general declines in the stock market in these comparable periods.
     Non-interest expense increased by $4.3 million, or 17.8% for the quarter ended March 31, 2009, as compared to the same period in the prior year. When adjusting the reported level of non-interest expense for merger and acquisition expenses, non-interest expense increased $3.1 million, or 12.9%, for the three months ending March 31, 2009, as compared to the same period in 2008, which excluded expenses associated with merger and acquisition and a recovery on WorldCom bonds. See the table below for a reconciliation of non-interest expense as adjusted.

	Quarter Ended
	March 31,
	2009	2008	$ Variance	% Variance
	(Dollars in Thousands)
Non-Interest Expense — GAAP	$28,307	$24,032	$4,275	17.8%
Less — Merger & Acquisition Expenses	(1,538)	(744)	(794)	106.7%
Add — WorldCom Bond Loss Recovery	—	418	(418)	n/a

Non-Interest Expense as Adjusted — Non-GAAP	$26,769	$23,706	$3,063	12.9%

     As the interest rate environment during the past couple of years had not been conducive to maintaining or increasing the securities portfolio, the Company had permitted the securities portfolio to run-off causing it to decrease on both a relative basis (as a percent of average assets) and an actual basis, however, at this point management is content with the level of the portfolio relative to total average assets.
     The following graph shows the level of the Company’s securities portfolio from March 2006 through March 2009:

     Total deposits of $2.7 billion at March 31, 2009 increased $74.7 million, or 2.9%, compared to December 31, 2008. The Company believes that the deposit increase is primarily due to customers retaining additional balances in their accounts in light of a turbulent stock market. The Company maintains a solid core deposit base with a strong level of demand deposits which is critical in maintaining its cost of funds.
     Net loan charge-offs were higher for the three months ended March 31, 2009 compared to March 31, 2008, amounting to an annual rate of 53 basis points of average loans. The allowance for loan losses as a percentage of total loans was 1.40% at March 31, 2009 compared to 1.39% at December 31, 2008, and 1.29% at March 31, 2008, maintaining the allowance for loan losses at a level that management considers adequate to provide for probable loan losses based upon an evaluation of known and inherent risks in the loan portfolio. (See Table 2 of Nonperforming Assets/ Loans for detail on nonperforming assets.) Provision for loan losses was $4.0 million for the quarter ended March 31, 2009, an increase of $2.7 million from the respective year ago period. The increase in provision is mainly driven by growth in the loan portfolio and increased levels of loan delinquency, and non-performing loans primarily due to the current economic conditions.
     The following graph depicts the Company’s non-performing loans as compared to total loans at the periods indicated:

     Non-performing loans were 1.08% and 1.01% of total loans at March 31, 2009 and December 31, 2008, respectively. Increases on a linked quarter basis were primarily in commercial and industrial and home equity categories, which both increased by approximately $1.9 million. Commercial real estate decreased by $1.5 million. The Company’s higher non-performing loans levels are largely due to the current economic environment.
     Some of the Company’s significant events for the quarter ended March 31, 2009 included:
o	The quarterly dividend has remained at $0.18 per share effective the first quarter of 2009.
o	On April 10, 2009 the Company announced the close of the acquisition of Benjamin Franklin Bancorp, Inc., a $1.0 billion savings bank located in the western suburbs of Boston. The contiguous acquisition will allow the Company to continue to expand into attractive markets. The transaction is intended to qualify as a tax-free reorganization for federal income tax purposes, and former Benjamin Franklin Bancorp, Inc. shareholders will receive 0.59 shares of the Company’s common stock for each share of Benjamin Franklin Bancorp, Inc. common stock which they own. Under the terms of the merger, cash will be issued in lieu of fractional shares. Based upon the Company’s $18.27 per share closing price on April 9, 2009, the transaction is valued at $10.7793 per share of Benjamin Franklin Bancorp, Inc. common stock or approximately $84.5 million in the aggregate.
o	As previously announced on January 9, 2009, the Company raised approximately $78 million through the issuance of preferred stock and stock warrants related to its participation in the U.S. Treasury’s Capital Purchase Program. All of the proceeds from this issuance have been treated as Tier 1 capital for regulatory purposes. The related preferred dividend in the first quarter amounted to $1.2 million or $0.07 on a per share basis.

Subsequent to the decision to participate in the Capital Purchase Program, management and the Board of Directors determined that additional rule changes and restrictions to the program were not within the original spirit and intent in which the Company participated in the program and may, in fact, compromise the Company’s ability to operate the most effectively. As a consequence, the Company repaid, with regulatory approval, the capital to the U.S. Treasury on April 22, 2009. The Company and the Bank remain well capitalized following this event. During the second quarter of 2009, the Company will record imputed dividends of $4.4 million, relating to the redemption of preferred stock held by the U.S. Treasury. The preferred stock dividend will impact the net income available to common shareholders, which is used in calculating earnings per share.
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
     The Company makes use of two components of allowances for loan losses: specific and general. A specific allowance may be assigned to a loan that is considered to be impaired. Certain loans are evaluated individually for impairment and are judged to be impaired when management believes it is probable that the Bank will not collect all of the contractual interest and principal payments as scheduled in the loan agreement. Judgment is required with respect to designating a loan as impaired and determining the amount of the required specific allowance. Management’s judgment is based upon its assessment of probability of default, loss given default, and exposure at default. Changes in these estimates could be due to a number of circumstances which may have a direct impact on the provision for loan losses and may result in changes to the amount of allowance.
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
     Income Taxes: The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” as interpreted by FASB Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes,” resulting in two components of income tax expense, current and deferred. Taxes are discussed in more detail in Note 12, “Income Taxes” within Notes to the Consolidated Financial Statements included in Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Accrued taxes represent the net estimated amount due to or to be received from taxing authorities in the current year. In estimating accrued taxes, management assesses the relative merits and risks of the appropriate tax treatment of transactions taking into account statutory, judicial, and regulatory guidance in the context of our tax position. Deferred tax assets/liabilities represent differences between when a tax benefit or expense is recognized for book purposes and on the Company’s tax return. Future tax assets are assessed for recoverability. The Company would record a valuation allowance if it believes based on available evidence, that it is more likely than not that the future tax assets recognized will not be realized before their expiration. The amount of the future income tax asset recognized and considered realizable could be reduced if projected income is not achieved due to various factors such as unfavorable business conditions. If projected income is not expected to be achieved, the Company would record a valuation allowance to reduce its future tax assets to the amount that it believes can be realized in its future tax returns. The Company had no recorded tax valuation allowance as of March 31, 2009. Additionally, deferred tax assets/liabilities are calculated based on tax rates expected to be in effect in future periods. Previously recorded tax assets and liabilities need to be adjusted when the expected date of the future event is revised based upon current information.
     Valuation of Goodwill/Intangible Assets and Analysis for Impairment: The Company has increased its market share through the acquisition of entire financial institutions accounted for under the purchase method of accounting, as well as from the acquisition of branches (not the entire institution) and other non-banking entities. For acquisitions accounted for under the purchase method and the acquisition of branches, the Company is required to record assets acquired and liabilities assumed at their fair value which is an estimate determined by the use of internal or other valuation techniques. These valuation estimates result in goodwill and other intangible assets. Goodwill is subject to ongoing periodic impairment tests and is evaluated using a two step impairment approach. Step one of the impairment testing compares book value to the market value of the Company’s stock, or to the fair value of the reporting unit. If test one is failed a more detailed analysis is performed, which involves measuring the excess of the fair value of the reporting unit, as determined in step one, over the aggregate fair value of the individual assets, liabilities, and identifiable intangibles by utilizing a comparable analysis of relevant price multiples in recent market transactions. During 2008 the Company passed step one and no further analysis was required. As a result of such impairment testing, the Company determined goodwill was not impaired. The Company’s intangible assets are also subject to ongoing periodic impairment testing. The Company tests each of the intangibles by comparing the carrying value of the intangible to the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The Company performs undiscounted cash flow analyses to determine if impairment exists.
     Valuation of Securities for Impairment: Securities that the Company has the ability and intent to hold until maturity are classified as securities held-to-maturity and are accounted for using historical cost, adjusted for amortization of premium and accretion of discount. Trading securities are carried at fair value, with unrealized gains and losses recorded in other non-interest income. All other securities are classified as securities available-for-sale and are carried at fair market value. The fair values of securities are based on either quoted market price, third party pricing services, or third party valuations. Unrealized gains and losses on securities available-for-sale are reported, on an after-tax basis, as a separate component of stockholders’ equity in accumulated other comprehensive income.
     The cost of securities sold is based on the specific identification method. On a quarterly basis, the Company makes an assessment to determine whether there have been any events or circumstances to indicate that a security for which there is an unrealized loss is impaired on an other-than-temporary basis. The Company considers many factors including the severity and duration of the impairment; the Company’s intent to sell the security or whether it is more likely than not that the Company will be required to sell the debt security before its anticipated recovery, recent events specific to the issuer or industry; and for debt securities, external credit ratings and recent downgrades. The term other-than-temporary is not intended to indicate that the decline is permanent. It indicates that the prospects for near-term recovery are not necessarily favorable or that there is a lack of evidence to support fair values greater than or equal to the carrying value of the investment. Securities for which there are unrealized losses that are deemed to be other-than-temporary are written down to fair value with the credit component of the write-down recorded as a recognized loss and included in non-interest income and the non-credit component of the write-down recorded through other comprehensive income in the Consolidated Financial Statements.
FINANCIAL POSITION
     Loan Portfolio Total loans increased by $16.7 million, or 0.6%, for the three month period ended March 31, 2009. Loan growth achieved was concentrated in the commercial and industrial categories while the consumer (primarily automobile lending) categories were reduced. Total commercial loans (including small business loans) now represent 62.6% of the total loan portfolio.
     The Bank’s commercial real estate portfolio, the Bank’s largest portfolio, is diversified with loans secured by a variety of property types, such as owner-occupied and non-owner-occupied commercial, retail, office, industrial, warehouse and other special purpose properties, such as hotels, motels, restaurants, golf courses, and healthcare-related properties. Commercial real estate also includes loans secured by certain residential-related property types including multi-family apartment buildings, residential development tracts and, to a lesser extent, condominiums. The following pie chart shows the diversification of the commercial real estate portfolio as of March 31, 2009.

     The Bank considers a concentration of credit to a particular industry to exist when the aggregate credit exposure to a borrower, an affiliated group of borrowers or a non-affiliated group of borrowers engaged in one industry exceeds 10% of the Bank’s loan portfolio which includes direct, indirect or contingent obligations. As of March 31, 2009, loans made by the Company to the industry concentration of lessors of non-residential buildings constituted 13.8% of the Company’s total loan portfolio.
     The Bank does not originate sub-prime real-estate loans as a line of business.
     Asset Quality The Bank actively manages all delinquent loans in accordance with formally documented policies and established procedures. In addition, the Company’s Board of Directors reviews delinquency statistics, by loan type, on a monthly basis.
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

     On loans secured by one-to-four family, owner-occupied properties, the Bank attempts to work out an alternative payment schedule with the borrower in order to avoid foreclosure action. Any loans that are modified are reviewed by the Bank to identify if a troubled debt restructuring has occurred. A troubled debt restructuring is when, for economic or legal reasons related to a borrower’s financial difficulties, the Bank grants a concession to the borrower that it would not otherwise consider. The restructuring of the loan may include the transfer of assets from the borrower to satisfy the debt, a modification of loan terms, or a combination of the two. As of March 31, 2009 and December 31, 2008, there were 61 and 16 loans, respectively, that have been identified as troubled debt restructures. If such efforts by the Bank do not result in a satisfactory arrangement, the loan is referred to legal counsel at which time foreclosure proceedings are initiated. At any time prior to a sale of the property at foreclosure, the Bank may and will terminate foreclosure proceedings if the borrower is able to work out a satisfactory payment plan. On loans secured by commercial real estate or other business assets, the Bank similarly seeks to reach a satisfactory payment plan so as to avoid foreclosure or liquidation. Due to current economic conditions the Company anticipates an increase in delinquencies in the future.
     The following table sets forth a summary of certain delinquency information as of the dates indicated:
Table 1 — Summary of Delinquency Information

	At March 31, 2009				At December 31, 2008
	60-89 days		90 days or more		60-89 days		90 days or more
	Number	Principal	Number	Principal	Number	Principal	Number	Principal
	of Loans	Balance	of Loans	Balance	of Loans	Balance	of Loans	Balance
			(Unaudited - Dollars in Thousands)
Commercial and Industrial	4	$703	13	$3,884	8	$1,672	9	$1,790
Commercial Real Estate	10	3,577	16	5,151	8	2,649	9	3,051
Commercial Construction	—	—	8	4,155	—	—	6	2,313
Small Business	15	235	55	1,563	12	303	32	1,025
Residential Real Estate	4	1,119	23	5,440	8	3,076	26	5,767
Residential Construction	—	—	—	—	—	—	—	—
Consumer — Home Equity	9	919	15	1,811	9	1,221	11	749
Consumer — Auto	55	442	77	564	94	869	75	552
Consumer — Other	39	211	55	383	44	256	42	205

Total	136	$7,206	262	$22,951	183	$10,046	210	$15,452

     Nonaccrual Loans As permitted by banking regulations, certain consumer loans past due 90 days or more continue to accrue interest. In addition, certain commercial and real estate loans that are more than 90 days past due may be kept on an accruing status if the loan is well secured and in the process of collection. As a general rule, commercial and real estate categories, as well as home equity loans more than 90 days past due with respect to principal or interest, are classified as a nonaccrual loan. Income accruals are suspended on all nonaccrual loans and all previously accrued and uncollected interest is reversed against current income. A loan remains on nonaccrual status until it becomes current with respect to principal and interest (and in certain instances remains current for up to three months), when the loan is liquidated, or when the loan is determined to be uncollectible and it is charged-off against the allowance for loan losses.
     Nonperforming Assets Nonperforming assets are comprised of nonperforming loans, nonperforming securities, Other Real Estate Owned (“OREO”) and other assets. Nonperforming loans consist of loans that are more than 90 days past due but still accruing interest and non-accrual loans. Nonperforming securities consist of securities that are on non-accrual status. OREO includes properties held by the Bank as a result of foreclosure or by acceptance of a deed in lieu of foreclosure. As of March 31, 2009, nonperforming assets totaled $32.6 million, an increase of $2.8 million from December 31, 2008. The increase in nonperforming assets is attributable mainly to increases in nonperforming loans in the commercial and industrial categories and in the non-accrual securities. Nonperforming assets represented 0.87% of total assets at March 31, 2009, as compared to 0.82% at December 31, 2008. The Bank had seven properties totaling $1.8 million held as OREO as of March 31, 2009 and December 31, 2008.
     Repossessed automobile loan balances continue to be classified as nonperforming loans and not as other assets, because the borrower has the potential to satisfy the obligation within twenty days from the date of repossession (before the Bank can schedule disposal of the collateral). The borrower can redeem the property by payment in full at any time prior to the property’s disposal by the Bank. Repossessed automobile loan balances amounted to $438,000 as of March 31, 2009, $642,000 at December 31, 2008 and $574,000 at March 31, 2008.
     The following table sets forth information regarding nonperforming assets held by the Company at the dates indicated.

Table 2 — Nonperforming Assets / Loans
(Unaudited — Dollars in Thousands)

	As of	As of	As of
	March 31,	December 31,	March 31,
	2009	2008	2008
Loans past due 90 days or more but still accruing
Consumer — Auto	$227	$170	$359
Consumer — Other	229	105	130

Total	$456	$275	$489

Loans accounted for on a nonaccrual basis (1)
Commercial and Industrial	$3,884	$1,942	$516
Small Business	1,638	1,111	584
Commercial Real Estate	10,833	12,370	3,578
Residential Real Estate	8,521	9,394	3,733
Consumer — Home Equity	2,940	1,090	1,208
Consumer — Auto	438	642	574
Consumer — Other	250	109	216

Total	$28,504	$26,658	$10,409

Total nonperforming loans	$28,960	$26,933	$10,898

Nonaccrual securities	1,698	910	—
Other assets in possession	224	231	—
Other real estate owned	$1,764	$1,809	$1,019

Total nonperforming assets	$32,646	$29,883	$11,917

Nonperforming loans as a percent of gross loans	1.08%	1.01%	0.43%

Nonperforming assets as a percent of total assets	0.87%	0.82%	0.36%

Restructured Loans	$4,365	$1,063	$—

(1)	There were $1.3 million and $74,000 restructured, nonaccruing loans at March 31, 2009 and December 31, 2008, respectively, and there were no restructured nonaccruing loans at March 31, 2008.
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
     Potential problem loans are those, which are not included in non-accrual or non-performing loans and which are not considered troubled debt restructures, where known information about possible credit problems of the borrowers causes management to have concerns as to the ability of such borrowers to comply with present loan repayment terms. At both March 31, 2009 and December 31, 2008, the Bank had fifty-four and forty-five potential problem loan relationships, respectively, which are not included in nonperforming loans with an outstanding balance of $87.9 million and $78.7 million, respectively. At March 31, 2009 and December 31, 2008, these potential problem loans continued to perform with respect to payments. Management actively monitors these loans and strives to minimize any possible adverse impact to the Bank.

     See the table below for interest income that was recognized or collected on the nonaccrual loans as of the dates indicated.
Table 3 — Interest Income Recognized/Collected on
Nonaccrual / Troubled Debt Restructured Loans

	March 31,
	2009	2008
	(Dollars in Thousands)
Interest income that would have been recognized, if nonaccruing loans at their respective dates had been performing	$1,146	$475

Interest income recognized, on troubled debt restructured accruing loans at their respective dates (1)	$25	n/a

Interest collected on these nonaccrual and restructured loans and included in interest income (1)	$63	$19

(1)	There were no restructured loans at March 31, 2008.
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
     At March 31, 2009, impaired loans included all commercial real estate loans and commercial and industrial loans on nonaccrual status, troubled debt restructures, and other loans that have been categorized as impaired. Total impaired loans at March 31, 2009 and December 31, 2008 were $24.2 million and $15.6 million, respectively.
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

     The Company holds four collateralized debt obligation securities (“CDOs”) comprised of pools of trust preferred securities issued by banks and insurance companies, which are currently deferring interest payments on certain tranches within the bonds’ structures including the tranches held by the Company. The bonds are anticipated to continue to defer interest until cash flows are sufficient to satisfy certain collateralization levels designed to protect more senior tranches. As a result the Company has placed the four securities on nonaccrual status and has reversed any previously accrued income related to these securities.
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
     As of March 31, 2009, the allowance for loan losses totaled $37.5 million, or 1.40% of total loans as compared to $37.0 million, or 1.39% of total loans, at December 31, 2008. The increase in allowance was due to a combination of factors including changes in asset quality and organic loan growth. Based on management’s analysis, management believes that the level of the allowance for loan losses at March 31, 2009 is adequate.
     The following table summarizes changes in the allowance for loan losses and other selected loan data for the periods presented:

Table 4 — Summary of Changes in the Allowance for Loan Losses

	Quarter to Date
	March 31,	December 31,	September 30,	June 30,	March 31,
	2009	2008	2008	2008	2008
	(Unaudited - Dollars in Thousands)
Average loans	$2,667,073	$2,617,938	$2,578,373	$2,550,066	$2,207,337

Allowance for loan losses, beginning of period	$37,049	$33,287	$33,231	$32,609	$26,831
Charged-off loans:
Commercial and Industrial	20	64	21	163	346
Small Business	306	293	527	384	146
Commercial Real Estate	—	—	—	—	—
Residential Real Estate	94	362	—	—	—
Commercial Construction	2,059	—	—	—	—
Residential Construction	—	—	—	—	—
Consumer — Home Equity	254	220	819	124	37
Consumer — Auto	795	653	507	474	444
Consumer — Other	363	522	423	294	315

Total charged-off loans	3,891	2,114	2,297	1,439	1,288

Recoveries on loans previously charged-off:
Commercial and Industrial	2	118	26	3	21
Small Business	26	2	91	3	63
Commercial Real Estate	—	—	—	—	—
Residential Real Estate	104	—	—	—	—
Commercial Construction	—	—	—	—	—
Residential Construction	—	—	—	—	—
Consumer — Home Equity	3	3	3	—	—
Consumer — Auto	130	137	115	103	80
Consumer — Other	65	41	50	50	35

Total recoveries	330	301	285	159	199

Net loans charged-off	3,561	1,813	2,012	1,280	1,089
Provision for loan losses	4,000	5,575	2,068	1,902	1,342
Allowance related to business combinations	—	—	—	—	5,525

Total allowance for loan losses, end of period	$37,488	$37,049	$33,287	$33,231	$32,609

Net loans charged-off as a percent of average total loans (annualized)	0.53%	0.28%	0.31%	0.19%	0.20%
Total allowance for loan losses as a percent of total loans	1.40%	1.39%	1.29%	1.29%	1.29%
Total allowance for loan losses as a percent of nonperforming loans	129.45%	137.56%	199.99%	311.59%	299.22%
Net loans charged-off as a percent of allowance for loan losses (annualized)	38.00%	19.57%	24.18%	15.41%	13.36%
Recoveries as a percent of charge-offs (annualized)	8.48%	14.24%	12.41%	11.05%	15.45%
     The allowance for loan losses is allocated to various loan categories as part of the Bank’s process of evaluating the adequacy of the allowance for loan losses. During the quarter, allocated allowance amounts increased by approximately $439,000 to $37.5 million at March 31, 2009. Commencing in 2007, management has allocated certain amounts of the allowance to the various loan categories representing a margin for imprecision, which may not be fully captured in its formula-based estimation of loan losses due to the imprecise nature of loan loss estimation techniques. In prior periods, amounts designated as “imprecision” were not allocated to specific loan categories. Prior to 2007, these amounts were maintained as a separate, non-specific allowance item identified as the “imprecision allowance”.
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
Table 5 — Summary of Allocation of the Allowance for Loan Losses
(Unaudited — Dollars In Thousands)

	AT MARCH 31,		AT DECEMBER 31,
	2009		2008
		Percent of		Percent of
		Loans		Loans
	Allowance	In Category	Allowance	In Category
	Amount	To Total Loans	Amount	To Total Loans
Allocated Allowances:
Commercial and Industrial	$6,301	10.7%	$5,532	10.2%
Small Business	2,433	3.3%	2,170	3.3%
Commercial Real Estate	15,702	42.4%	15,942	42.3%
Real Estate Construction	3,069	6.6%	4,203	6.9%
Real Estate Residential	2,722	16.0%	2,447	15.8%
Consumer — Home Equity	3,262	15.4%	3,091	15.2%
Consumer — Auto	2,469	4.3%	2,122	4.8%
Consumer — Other	1,530	1.3%	1,542	1.5%

Total Allowance for Loan Losses	$37,488	100.0%	$37,049	100.0%

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
     It is management’s objective to strive to minimize the amount of allowance attributable to the ‘margin for imprecision’, as the quantitative and qualitative factors, together with the results of its analysis of individual impaired loans, are the primary drivers in estimating the required allowance and the testing of its adequacy.
     Amounts of allowance may also be assigned to individual loans on the basis of loan impairment. Certain loans are evaluated individually and are judged to be impaired when management believes it is probable that the Bank will not collect all of the contractual interest and principal payments as scheduled in the loan agreement. Under this method, loans are selected for evaluation based upon a change in internal risk rating, occurrence of delinquency, loan classification, loan modifications meeting the definition of a troubled debt restructure, or non-accrual status. A specific allowance amount is allocated to an individual loan when such loan has been deemed impaired and when the amount of a probable loss is able to be estimated on the basis of: (a) the present value of anticipated future cash flows or on the loan’s observable fair market value, or (b) the fair value of collateral, if the loan is collateral dependent. Loans evaluated individually for impairment and the amount of specific allowance assigned to such loans totaled $24.2 million and $2.0 million, respectively, at March 31, 2009 and $15.6 million and $2.1 million respectively, at December 31, 2008.
     Goodwill and Identifiable Intangible Assets Goodwill and Identifiable Intangible Assets were $125.7 million at March 31, 2009 and December 31, 2008.
     Securities Securities decreased by $43.9 million, or 6.6%, during the quarter ended March 31, 2009. The decrease was primarily attributable to paydowns of approximately $33.0 million. The ratio of securities to total assets as of March 31, 2009 was 16%, compared to 18% at December 31, 2008.
     The Company continually reviews investment securities for the presence of OTTI, taking into consideration current market conditions, extent and nature of change in fair value, issuer rating changes and trends, the credit worthiness of the obligator of the security, volatility of earnings, current analysts’ evaluations, the Company’s intent to sell the security or whether it is more likely than not that the Company will be required to sell the debt security before its anticipated recovery, as well as other qualitative factors. Any portion of a decline in value associated with credit loss will be recognized in income with the remaining non-credit related component being recognized in OCI. For the year ended December 31, 2008, the Company recorded OTTI on certain investment grade pooled trust preferred securities, which resulted in a negative charge to non-interest income of

$7.2 million. The decision to deem these securities as OTTI was based on near term financial prospects for each security, a specific analysis of the structure of each security and an evaluation of the underlying information and industry knowledge available to the Company. As a result of adopting FSP FAS 115-2, the Company subsequently reclassified $6.0 million from retained earnings to OCI. Per FSP FAS 115-2, the portion of the previously recorded impairment charges which did not relate to credit loss were reclassified from retained earnings to OCI, which is reflected as an adjustment to beginning equity balances at January 1, 2009. The Company recorded no further OTTI in the first quarter of 2009.
     Deposits Total deposits of $2.7 billion increased 2.9% at March 31, 2009 compared to $2.6 billion at December 31, 2008. The increase is generally due to customers retaining additional balances in their accounts in light of a turbulent stock market.
     Borrowings Total borrowings decreased $22.9 million, or 3.3%, from December 31, 2008 to $672.4 million at March 31, 2009, attributable primarily to scheduled pay downs of outstanding FHLB advances. The Company did not issue any additional debt during the first quarter of 2009.
     Stockholders’ Equity Stockholders’ equity as of March 31, 2009 totaled $393.5 million, as compared to $305.3 million at December 31, 2008. The increase in equity is due to the Company’s participation in the CPP, which raised approximately $78 million through the issuance of preferred stock and warrants.
RESULTS OF OPERATIONS
     Summary of Results of Operations The Company’s results of operations are largely dependent on net interest income, which is the difference between the interest earned on loans, short term investments, and securities and the interest paid on deposits and borrowings. The results of operations are also affected by the level of income/fees from loans, deposits, mortgage banking, and wealth management activities, as well as operating expenses, the provision for loan losses, the impact of federal and state income taxes, and the relative levels of interest rates and economic activity.
     The Company reported net income of $6.4 million, an $80,000, or a 1.3% increase, for the first quarter of 2009 as compared to the first quarter of 2008. Net income available to the common shareholder was $5.2 million, which includes preferred stock dividends recorded during the first quarter. There were no preferred stock dividends recorded during the first quarter of 2008. Diluted earnings per share were $0.32 for the three months ended March 31, 2009, compared to $0.44 for the three months ended March 31, 2008. When comparing the quarter ended March 31, 2009 to the quarter ended March 31, 2008 the increases or decreases may be skewed due to the fact that Slades acquisition took place on March 1, 2008, so that the results from the first quarter of 2008 took into account only one month of Slades activity.
     Net Interest Income The amount of net interest income is affected by changes in interest rates and by the volume and mix of interest earning assets and interest bearing liabilities.

     On a fully tax equivalent basis, net interest income for the first quarter of 2009 increased $4.1 million, or 15.8%, to $30.3 million, as compared to the first quarter of 2008. The Company’s net interest margin was 3.55% for the quarter ended March 31, 2009 as compared to 3.90% for the quarter ended March 31, 2008. The Company’s interest rate spread (the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities) was 3.18% for the first quarter of 2009, a 19 basis point decrease when compared to the same period in the prior year.
     The yield on earning assets was 5.12% for the quarter ending March 31, 2009, compared with 6.19% in the same quarter ending in 2008. The average balance of securities has increased by $151.1 million, or 32.0%, as compared with the prior year, while the yield on securities has decreased 44 basis points to 4.77%. The average balance of loans increased by $459.7 million, or 20.8%, and the yield on loans decreased by 98 basis points to 5.41% for the first quarter of 2009 compared to 6.39% for the first quarter in 2008. The primary reason for this decline is due to the steady lowering of rates by the Federal Reserve in the fourth quarter of 2008 as the Company’s asset sensitivity at this point in the rate cycle, caused asset yields to reprice faster than liability costs. A significant additional factor in the margin compression was the Company’s large position in low-yielding, highly liquid short term assets, averaging $121.4 million in the quarter, primarily as a result of better than anticipated deposit growth when the Company usually experiences seasonal declines in deposit levels. Additionally, the Company has seen an increase in nonperforming loans, which adversely affects the net interest margin as interest income is not recognized on nonaccrual loans.
     For the three months ending March 31, 2009 the cost of funds decreased 69 basis points to 1.63% as compared to the same period in 2008 and the average balance of interest-bearing liabilities increased by $597.7 million, or 27.6%. The average cost of these interest bearing liabilities decreased to 1.94% for the quarter ending March 31, 2009 as compared to 2.82% in the same period in 2008.
     The following tables present the Company’s daily average balances, net interest income, interest rate spread, and net interest margin for the three months ending March 31, 2009 and March 31, 2008. For purposes of the table and the following discussion, income from interest-earning assets and net interest income are presented on a fully-taxable equivalent basis by adjusting income and yields earned on tax-exempt interest received on securities and loans, to make them equivalent to income and yields on fully-taxable earning assets. The fully-taxable equivalent was calculated assuming a federal income tax rate of 35%.

Table 6 — Average Balance, Interest Earned/Paid & Average Yields
(Unaudited — Dollars in Thousands)

		INTEREST			INTEREST
	AVERAGE	EARNED/	AVERAGE	AVERAGE	EARNED/	AVERAGE
	BALANCE	PAID	YIELD/RATE	BALANCE	PAID	YIELD/RATE
FOR THE THREE MONTHS ENDED MARCH 31,	2009	2009	2009	2008	2008	2008
Interest-Earning Assets:
Federal Funds Sold and Short Term Investments	$121,394	$198	0.65%	$624	$19	12.18%
Securities:
Trading Assets	2,706	25	3.70%	2,579	28	4.34%
Taxable Investment Securities (1)	590,400	6,937	4.70%	423,783	5,386	5.08%
Non-taxable Investment Securities (1)(2)	30,161	469	6.22%	45,833	735	6.41%

Total Securities:	623,267	7,431	4.77%	472,195	6,149	5.21%
Loans (2)	2,667,073	36,065	5.41%	2,207,337	35,285	6.39%

Total Interest-Earning Assets	$3,411,734	$43,694	5.12%	$2,680,156	$41,453	6.19%

Cash and Due from Banks	60,079			60,598
Other Assets	251,307			170,328

Total Assets	$3,723,120			$2,911,082

Interest-Bearing Liabilities:
Deposits:
Savings and Interest Checking Accounts	$740,020	$996	0.54%	$607,387	$1,591	1.05%
Money Market	518,438	1,696	1.31%	454,460	2,578	2.27%
Time Deposits	831,196	5,715	2.75%	607,399	6,146	4.05%

Total Interest-Bearing Deposits:	2,089,654	8,407	1.61%	1,669,246	10,315	2.47%
Borrowings:
Federal Home Loan Bank Borrowings	$410,126	$2,675	2.61%	$300,577	$2,942	3.92%
Federal Funds Purchased and Assets Sold Under Repurchase Agreement	172,884	856	1.98%	139,276	1,153	3.31%
Junior Subordinated Debentures	61,857	947	6.12%	55,059	860	6.25%
Subordinated Debentures	30,000	537	7.16%	—	—	—
Other Borrowings	1,772	—	0.00%	4,439	44	3.96%

Total Borrowings:	676,639	5,015	2.96%	499,351	4,999	4.00%

Total Interest-Bearing Liabilities	$2,766,293	$13,422	1.94%	$2,168,597	$15,314	2.82%

Demand Deposits	530,425			475,020

Other Liabilities	42,405			15,471

Total Liabilities	3,339,123			2,659,088
Stockholders’ Equity	383,997			251,994

Total Liabilities and Stockholders’ Equity	$3,723,120			$2,911,082

Net Interest Income		$30,272			$26,139

Interest Rate Spread (3)			3.18%			3.37%

Net Interest Margin (3)			3.55%			3.90%

Supplemental Information:
Total Deposits, including Demand Deposits	$2,620,079	$8,407		$2,144,266	$10,315
Cost of Total Deposits			1.28%			1.92%
Total Funding Liabilities, including Demand Deposits	$3,296,718	$13,422		$2,643,617	$15,314
Cost of Total Funding Liabilities			1.63%			2.32%

(1)	Available for sale investment securities are at average fair value.

(2)	The total amount of adjustment to present interest income and yield on a fully tax-equivalent basis is $283 and $374 for the three months ended March 31, 2009 and 2008, respectively. Also, non-accrual loans have been included in the average loan category; however, unpaid interest on non-accrual loans has not been included for purposes of determining interest income.

(3)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities. Net interest margin represents annualized net interest income as a percent of average interest-earning assets.

     The following table presents certain information on a fully tax-equivalent basis regarding changes in the Company’s interest income and interest expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to: (1) changes in rate (change in rate multiplied by old volume), (2) changes in volume (change in volume multiplied by old rate), and (3) changes in volume/rate (change in volume multiplied by change in rate) which is allocated to the change due to rate column.
Table 7 — Volume Rate Analysis

	Three Months Ended March 31,			Three Months Ended March 31,
	2009 Compared to 2008			2008 Compared to 2007
	Change	Change		Change	Change
	Due to	Due to	Total	Due to	Due to	Total
	Rate (1)	Volume	Change	Rate	Volume	Change
	(Unaudited - Dollars in Thousands)
Income on Interest-Earning Assets:
Federal Funds Sold	$(3,498)	$3,677	$179	$11	$(436)	$(425)
Securities:
Taxable Securities	(567)	2,118	1,551	282	(298)	(16)
Non-Taxable Securities (2)	(15)	(251)	(266)	(8)	(125)	(133)
Trading Assets	(4)	1	(3)	7	7	14

Total Securities:	(586)	1,868	1,282	281	(416)	(135)
Loans (2) (3)	(6,569)	7,349	780	(1,977)	3,446	1,469

Total	$(10,653)	$12,894	$2,241	$(1,685)	$2,594	$909

Expense of Interest-Bearing Liabilities:
Deposits:
Savings and Interest Checking Accounts	$(942)	$347	$(595)	$(322)	$113	$(209)
Money Market	(1,245)	363	(882)	(851)	(112)	(963)
Time Deposits	(2,696)	2,265	(431)	(111)	504	393

Total Interest-Bearing Deposits:	(4,883)	2,975	(1,908)	(1,284)	505	(779)
Borrowings:
Federal Home Loan Bank Borrowings	$(1,339)	$1,072	$(267)	$(377)	$528	$151
Federal Funds Purchased and Assets Sold Under Repurchase Agreements	(575)	278	(297)	30	271	301
Junior Subordinated Debentures	(19)	106	87	(130)	(400)	(530)
Subordinated Debentures	537	—	537	—	—	—
Other Borrowings	(18)	(26)	(44)	(17)	53	36

Total Borrowings:	(1,414)	1,430	16	(494)	452	(42)

Total	$(6,297)	$4,405	$(1,892)	$(1,778)	$957	$(821)

Change in Net Interest Income	$(4,356)	$8,489	$4,133	$93	$1,637	$1,730

(1)	The changes for each category of interest income and expense are divided between the portion of change attributable to the variance in volume and the portion of the change attributable to the variances in rate for that category. The unallocated change in rate or volume variance has been allocated to the rate variances.

(2)	The total amount of the adjustment to present income and yield on a fully tax-equivalent basis is $283 and $374 for the three months ended March 31, 2009 and 2008, respectively.

(3)	Loans include portfolio loans, loans held for sale and nonperforming loans; however unpaid interest on nonaccrual loans has not been included for purposes of determining interest income.
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

     The provision for loan losses increased to $4.0 million for the quarter ended March 31, 2009, compared with $1.3 million reported in the comparable year-ago period. The ratio of the allowance for loan losses to total loans was 1.40%, at March 31, 2009 compared to 1.39%, at December 31, 2008 and 1.29% at March 31, 2008.
     The increase in the amount of the provision for loan losses is the result of a combination of factors including: shifting growth rates among various components of the Bank’s loan portfolio with differing facets of risk; higher levels of net loan charge-offs in early 2009; and changing expectations with respect to the economic environment, increases in specific allocations for impaired loans, and the level of loan delinquencies and non-performing loans. While the total loan portfolio increased by 6.1% for the quarter ended March 31, 2009, as compared to the same period in 2008, growth among the commercial components of the loan portfolio outpaced growth among those consumer components, which exhibit different credit risk characteristics.
     Regional and local general economic conditions continued to deteriorate during the first quarter of 2009, as measured in terms of employment levels, statewide economic activity, and current and leading indicators of economic confidence. Additionally, continued weakening market fundamentals were observed in residential real estate markets. These observations, when combined with financial market fallout from the sub prime mortgage crisis, have raised concern that general economic conditions may remain weak through the remainder of 2009.
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
     Non-Interest Income Non-interest income increased by $2.2 million, or 27.1%, during the quarter ended March 31, 2009, as compared to the same period in the prior year.
     Service charges on deposit accounts increased by $13,000, or 0.4%.
     Wealth management revenue decreased by $346,000, or 12.9%. Assets under management at March 31, 2009 were $1.1 billion, a decrease of $230.4 million, or 17.8%.
     Mortgage banking income increased by $42,000, or 3.8%. The balance of the mortgage servicing asset was $1.5 million and loans serviced amounted to $237.9 million as of March 31, 2009, as compared to a mortgage servicing asset balance of $2.0 million and loans serviced amounting to $265.6 million at March 31, 2008.
     During the first quarter the Company recorded a $1.4 million gain on the sale of securities. There was a net loss on the sale of securities of $609,000 during the first quarter of 2008.
     The Company recorded no OTTI charges in the first quarter of 2009. For the quarter and year ended December 31, 2008 the Company recorded OTTI on certain investment grade pooled trust preferred securities, which resulted in a negative charge to non-interest income of $4.6 million pre-tax and $7.2 million pre-tax, respectively. Pursuant to the recent FASB pronouncements, which stated that previously recorded impairment charges which did not relate to credit loss should be reclassified from retained earnings to OCI, the Company recorded a cumulative effect adjustment that increased retained earnings and decreased OCI by $6.0 million pre-tax, or $3.8 million after-tax.
     Other non-interest income increased by $329,000, or 36.5%, for the quarter ended March 31, 2009, as compared to the same period in 2008. The increase is primarily attributable to income associated with interest rate swap contracts.
     Non-Interest Expense Non-interest expense increased by $4.3 million, or 17.8%, for the quarter ended March 31, 2009, as compared to the same period in 2008.
     Salaries and employee benefits increased by $716,000, or 5.1%. The increase in salaries and benefits is attributable to base salary increase due to the Slades acquisition on March 1, 2008 and medical insurance increases.
     Occupancy and equipment expense increased by $802,000, or 27.63%. The increase is mainly due to an increase in rent expense and depreciation expense relating to Slades acquisition, the sale lease back transaction that took place in May of 2008, and increased costs of snow removal.
     Data processing and facilities management expense increased by $132,000, or 10.3%.
     The Company recorded merger and acquisition expenses of $1.5 million for the quarter ended March 31, 2009, associated with the acquisition of Benjamin Franklin Bancorp, Inc. Merger and acquisition related expenditures totaled $744,000 for the quarter ending March 31, 2008, as a result of the Slades acquisition in March 2008.
     The FDIC Insurance assessment increased by $478,000, due to higher rates being charged.
     During the three months ended March 31, 2008, the Company recognized a $418,000 recovery on a 2002 WorldCom bond loss.
     Other non-interest expense increased by $935,000, or 17.6%. The increase is primarily attributable to increases in legal fees of $291,000, mainly due to collections activity, and amortization of intangibles of $158,000.
     Income Taxes For the quarters ending March 31, 2009 and March 31, 2008, the Company recorded combined federal and state income tax provisions of $1.8 million and $2.3 million, respectively. These provisions reflect effective income tax rates of 21.7% and 26.9% for the quarters ending March 31, 2009 and March 31, 2008, respectively.
     The effective tax rate is positively impacted by the Company’s New Markets Tax Credit allocation, a schedule showing the expected tax credit recognition by years is show in the table below.

Table 8 — New Markets Tax Credit Recognition Schedule
(Unaudited Dollars in Thousands)

									Total
Investment		2004 - 2008	2009	2010	2011	2012	2013	2014	Credits
2004	$15M	$4,050	$900	$900	$—	$—	$—	$—	$5,850
2005	15M	3,150	900	900	900	—	—	—	5,850
2007	38.2M	3,820	1,910	2,292	2,292	2,292	2,292	—	14,898
2008	6.8M	340	340	340	408	408	408	408	2,652

Total	$75M	$11,360	$4,050	$4,432	$3,600	$2,700	$2,700	$408	$29,250

     Return on Average Assets and Equity The annualized consolidated returns on average common equity and average assets for the three months ended March 31, 2009 were 6.59% and 0.56%, respectively, compared to 10.01% and 0.87%, reported for the same period last year.
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
     The Bank utilizes interest rate swap agreements and interest rates caps and floors as hedging instruments against interest rate risk. An interest rate swap is an agreement whereby one party agrees to pay a floating rate of interest on a notional principal amount in exchange for receiving a fixed rate of interest on the same notional amount for a predetermined period of time from a second party. Interest rate caps and floors are agreements whereby one party agrees to pay a floating rate of interest on a notional principal amount for a predetermined period of time to a second party if certain market interest rate thresholds are realized. The amounts relating to the notional principal amount are not actually exchanged.
     At March 31, 2009 and December 31, 2008 the Bank was a party to interest rate swaps, designated as “cash flow” hedges. The purpose of these derivative instruments is to hedge the variability in the cash outflows of variable rate borrowings attributable to changes in interest rate effectively converting the borrowings to fixed rate. The table below shows interest rate derivatives the Bank held as of March 31, 2009 and December 31, 2008:
Table 9 — Derivative Positions
(Dollars In Thousands)
Asset-Liability Management Positions
As of March 31, 2009

					Receive		Pay Fixed
	Notional	Trade	Effective	Maturity	(Variable)	Current Rate	Swap Rate/	Fair Value
	Amount	Date	Date	Date	Index	Received	Cap Strike Rate	at March 31, 2009
	(Unaudited Dollars in Thousands)
Interest Rate Swaps
	$35,000	19-Mar-08	19-Mar-08	20-Jan-10	3 Month LIBOR	1.14%	2.28%	$(322)
	25,000	16-Feb-06	28-Dec-06	28-Dec-16	3 Month LIBOR	1.32%	5.04%	(4,431)
	25,000	16-Feb-06	28-Dec-06	28-Dec-16	3 Month LIBOR	1.32%	5.04%	(4,425)
	25,000	8-Dec-08	10-Dec-08	10-Dec-13	3 Month LIBOR	1.29%	2.65%	(608)
	25,000	9-Dec-08	10-Dec-08	10-Dec-13	3 Month LIBOR	1.29%	2.59%	(542)
	25,000	9-Dec-08	10-Dec-08	10-Dec-18	3 Month LIBOR	1.29%	2.94%	(429)
	25,000	9-Dec-08	10-Dec-08	10-Dec-18	3 Month LIBOR	1.29%	2.94%	(448)
	25,000	16-Dec-08	18-Dec-08	18-Dec-13	3 Month LIBOR	1.31%	2.09%	(62)
	25,000	17-Dec-08	19-Dec-08	19-Dec-18	3 Month LIBOR	1.30%	2.24%	937

Total	$235,000						Total	$(10,330)
As of December 31, 2008

					Receive		Pay Fixed
	Notional	Trade	Effective	Maturity	(Variable)	Current Rate	Swap Rate/	Fair Value
	Amount	Date	Date	Date	Index	Received	Cap Strike Rate	at December 31, 2008
	(Unaudited Dollars in Thousands)
Interest Rate Swaps
	$35,000	19-Mar-08	19-Mar-08	20-Jan-10	3 Month LIBOR	4.50%	2.28%	$(321)
	25,000	16-Feb-06	28-Dec-06	28-Dec-16	3 Month LIBOR	2.00%	5.04%	(4,890)
	25,000	16-Feb-06	28-Dec-06	28-Dec-16	3 Month LIBOR	2.00%	5.04%	(4,877)
	25,000	8-Dec-08	10-Dec-08	10-Dec-13	3 Month LIBOR	2.19%	2.65%	(616)
	25,000	9-Dec-08	10-Dec-08	10-Dec-13	3 Month LIBOR	2.19%	2.59%	(547)
	25,000	9-Dec-08	10-Dec-08	10-Dec-18	3 Month LIBOR	2.19%	2.94%	(987)
	25,000	9-Dec-08	10-Dec-08	10-Dec-18	3 Month LIBOR	2.19%	2.94%	(1,001)
	25,000	16-Dec-08	18-Dec-08	18-Dec-13	3 Month LIBOR	1.85%	2.09%	(22)
	25,000	17-Dec-08	19-Dec-08	19-Dec-18	3 Month LIBOR	1.58%	2.24%	445

Total	$235,000						Total	$(12,816)
Customer-Related Positions

	Notional Amount Maturing
As of March 31, 2009	2009	2010	2011	2012	Thereafter	Total	Fair Value
	(Unaudited Dollars in Thousands)
Interest Rate Contracts
Receive fixed, pay variable	—	—	—	—	$38,717	$38,717	$(1,545)

Pay fixed, receive variable	—	—	—	—	$38,717	$38,717	$1,659

	Notional Amount Maturing
As of December 31, 2008	2009	2010	2011	2012	Thereafter	Total	Fair Value
	(Unaudited Dollars in Thousands)
Interest Rate Contracts
Receive fixed, pay variable	—	—	—	—	$20,403	$20,403	$(1,048)

Pay fixed, receive variable	—	—	—	—	$20,403	$20,403	$1,012

     In March 2008, the Company exited a $35.0 million notional value LIBOR based interest rate swap hedging 3 month revolving FHLB advances with Bear Stearns and replaced it with a $35.0 million notional value LIBOR based interest rate swap hedging 3 month revolving FHLB advances with Citigroup Financial. Upon exiting the swap, a $1.2 million loss remained in other comprehensive income, net of tax, which is being amortized into interest expense on borrowings over the original maturity of the swap (until January 2010.) Associated amortization of $155,000 and $21,000 was recognized in interest expense on borrowings in the quarters ended March 31, 2009 and 2008, respectively.
     Customer-Related Positions Interest rate derivatives, primarily interest-rate swaps, offered to commercial borrowers through the Bank’s hedging program are designated as speculative under SFAS No. 133. However, the Bank believes that its exposure to commercial customer derivatives is limited because these contracts are simultaneously matched at inception with an identical dealer transaction. The commercial customer hedging program allows the Bank to retain variable-rate commercial loans while allowing the customer to synthetically fix the loan rate by entering into a variable-to-fixed interest rate swap. For the quarter ended March 31, 2009, the Bank had a total notional amount of $38.7 million of interest rate swap agreements with commercial borrowers and an equal notional amount of dealer transactions. It is anticipated that over time customer interest rate derivatives will reduce the interest rate risk inherent in the longer-term, fixed-rate commercial business and real estate loans. The customer-related positions summarized in Table 10 include the ten customer and offsetting dealer transactions.
     The table below shows the fair value amounts of derivative instruments and their position in the balance sheet. The Bank does not offset fair value amounts recognized for derivative instruments.
Table 10 — Fair Values of Derivative Instruments
(In thousands)

	Asset Derivatives
	2009		2008		Liability Derivatives
	Balance		Balance		2009		2008
	Sheet	Fair	Sheet		Balance Sheet		Balance Sheet
As of March 31,	Location	Value	Location	Fair Value	Location	Fair Value	Location	Fair Value
Derivatives designated as hedging instruments under Statement 133
Interest rate contracts	Other Assets	$937	Other Assets	$445	Other Liabilities	$11,267	Other Liabilities	$13,261

     The table below shows the gain and losses on derivatives.
Table 11 — Gain/Losses on Derivatives

Amount of Gain/(Loss)
				Amount of Gain/(Loss)		Recognized in Income on	Amount of Gain/(Loss) Recognized in
	Amount of Gain/(Loss)		Location of Gain/(Loss)	Reclassified from Accumulated		Derivative (Ineffective	Income on Derivative (Ineffective Portion
Derivatives in Statement 133	Recognized in OCI on		Reclassified from	OCI Into Income (Effective		Portion and Amount	and Amount excluded from Effectiveness
Cash Flow Hedging	Derivative (Effective Portion)		Accumulated OCI into	Portion)		excluded from	Testing
Relationships	3/31/2009	3/31/2008	Income (Effective Portion) (a)	3/31/2009	3/31/2008	Effectiveness Testing) (a)	3/31/2009	3/31/2008
Interest rate contracts	$(1,568)	$1,950	Interest income/(expense)	$862	$102	Interest income/(expense)	$150	$—

Total	$(1,568)	$1,950		$862	$102		$150	$—

(a)	See above for additional information on the Company’s purpose for entering into derivatives not designated as hedging instruments and its overall risk management strategies.

     The Company does not expect any amounts to be reclassed to earnings in the next twelve months.
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
     The following table set forth the fair value of residential mortgage loan commitments and forward sales agreements at the periods indicated:
Table 12 — Fair Value of Residential Mortgage Loan Commitments and Forward Sales Agreements

	Fair Vale at
	March 31,	December 31,
	2009	2008
	(Dollars in Thousands)
Residential Mortgage Loan Commitments	$876	$338
Forward Sales Agreements	$(445)	$29

	Change for the Three Months
	Ended March 31,
	2009	2008
Residential Mortgage Loan Commitments	$538	$103
Forward Sales Agreements	(474)	47

Total Change in Fair Value	$64	$150

     Changes in these fair values are recorded as a component of mortgage banking income.
     Market Risk Market risk is the sensitivity of income to changes in interest rates, foreign exchange rates, commodity prices and other market-driven rates or prices. The Company has no trading operations, with the exception of funds managed by the Company’s investment management group and funds that are held within a trust to fund non-qualified executive retirement obligations. Additionally, the Company has a $1.2 million equities portfolio at March 31, 2009, which was acquired as part of the Slades transaction. The equity position is comprised of a closed-end management investment fund whose objective is to invest in geographically specific private placement debt securities designed to support underlying economic activities such as community development and affordable housing.
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
     The Company’s policy on interest-rate risk simulation specifies that if interest rates were to shift gradually up or down 200 basis points, estimated net interest income for the subsequent 12 months should decline by less than 6.0%. Given the unusually low rate environment at March 31, 2009 the Company assumed a 100 basis point decline in interest rates, for certain points of the yield curve, in addition to the normal 200 basis point increase in rates. The Company was well within policy limits at March 31, 2009 and 2008.
     The following table sets forth the estimated effects on the Company’s net interest income over a 12-month period following the indicated dates in the event of the indicated increases or decreases in market interest rates:
Table 13 — Interest Rate Sensitivity

	200 Basis Point	100 Basis Point
	Rate Increase	Rate Decrease
March 31, 2009	(0.8%)	(0.9%)
March 31, 2008	(2.9%)	0.6%

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
     The most significant factors affecting market risk exposure of the Company’s net interest income during the first quarter of 2009 were (i) the shape of the U.S. Government securities and interest rate swap yield curve, (ii) the level of U.S. prime interest rate and LIBOR rates, and (iii) the level of rates paid on deposit accounts.
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
     Liquidity Liquidity, as it pertains to the Company, is the ability to generate adequate amounts of cash in the most economical way for the institution to meet its ongoing obligations to pay deposit withdrawals and to fund loan commitments. The Company’s primary sources of funds are deposits, unused borrowings, and the amortization, prepayment and maturities of loans and securities.
     The Bank utilizes its extensive branch network to access retail customers who provide a stable base of in-market core deposits. These funds are principally comprised of demand deposits, interest checking accounts, savings accounts, and money market accounts. Deposit levels are greatly influenced by interest rates, economic conditions, and competitive factors. The Bank has also established repurchase agreements with major brokerage firms as potential sources of liquidity. At March 31, 2009, the Company had $50.0 million outstanding in repurchase agreements. In addition to agreements with brokers, the Bank also had customer repurchase agreements outstanding amounting to $119.6 million at March 31, 2009. As a member of the FHLB of Boston, the Bank has access to approximately $389.2 million of borrowing capacity. On March 31, 2009, the Bank had $408.5 million outstanding in FHLB advances. The Company and the Bank each has established one line of credit for $10.0 million, of which there was no amount outstanding at March 31, 2009. The Company’s line of credit is with SunTrust Bank and the Bank’s line of credit is with Bank of America. In addition, the Bank has a $5.0 million line of credit with the FHLB, also with no amount outstanding at March 31, 2009.

     The Company, as a separately incorporated bank holding company, has no significant operations other than serving as the sole stockholder of the Bank. Its commitments and debt service requirement at March 31, 2009 consist of $61.9 million junior subordinated debentures, including accrued interest and $30.0 million of subordinated debt issued to USB Capital Resources Inc., a wholly-owned subsidiary of U.S. Bank National Association.
     The Company actively manages its liquidity position under the direction of the Asset/Liability Management Committee. Periodic review under prescribed policies and procedures is intended to ensure that the Company will maintain adequate levels of available funds. At March 31, 2009, the Company’s liquidity position was above policy guidelines. Management believes that the Bank has adequate liquidity available to respond to current and anticipated liquidity demands.
     Capital Resources and Dividends The Federal Reserve Board, the Federal Deposit Insurance Corporation, and other regulatory agencies have established capital guidelines for banks and bank holding companies. Risk-based capital guidelines issued by the federal regulatory agencies require banks to meet a minimum Tier 1 risk-based capital ratio of 4.0% and a total risk-based capital ratio of 8.0%. A minimum requirement of 4.0% Tier 1 leverage capital is also mandated.
     The Company’s and the Bank’s actual capital amounts and ratios are also presented in the following table.
Table 14 — Company and Bank’s Capital Amounts and Ratios

						To Be Well Capitalized
			For Capital			Under Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
As of March 31, 2009:	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(Dollars in Thousands)
Company: (Consolidated)
Total capital (to risk weighted assets)	$417,879	15.17%	$220,321	>	8.0%	N/A		N/A
Tier 1 capital (to risk weighted assets)	353,416	12.83	110,160	>	4.0	N/A		N/A
Tier 1 capital (to average assets)	353,416	9.77	144,697	>	4.0	N/A		N/A

Bank:
Total capital (to risk weighted assets)	$337,261	12.20%	$221,202	>	8.0%	$276,502	>	10.0%
Tier 1 capital (to risk weighted assets)	272,736	9.86	110,601	>	4.0	165,901	>	6.0
Tier 1 capital (to average assets)	272,736	7.53	144,820	>	4.0	181,025	>	5.0

As of December 31, 2008:

Company: (Consolidated)
Total capital (to risk weighted assets)	$324,469	11.85%	$219,110	>	8.0%	N/A		N/A
Tier 1 capital (to risk weighted assets)	260,198	9.50	109,555	>	4.0	N/A		N/A
Tier 1 capital (to average assets)	260,198	7.55	109,555	>	4.0	N/A		N/A

Bank:
Total capital (to risk weighted assets)	$324,891	11.83%	$219,679	>	8.0%	$274,599	>	10.0%
Tier 1 capital (to risk weighted assets)	260,533	9.49	109,840	>	4.0	164,759	>	6.0
Tier 1 capital (to average assets)	260,533	7.56	137,902	>	4.0	172,378	>	5.0
     On January 9, 2009, the Company raised approximately $78 million through the issuance of preferred stock and warrants related to its participation in the U.S. Treasury’s Capital Purchase Program. All of the proceeds from this issuance have been treated as Tier 1 capital for regulatory purposes. The related preferred dividend in the first quarter amounted to $1.2 million or $0.07 on a per share basis.
     Subsequent to the decision to participate in the Capital Purchase Program, management and the Board of Directors repaid, with regulatory approval, the capital to the U.S. Treasury on April 22, 2009. The Company and the Bank remain well capitalized following this event.
     On March 19, 2009 the Company’s Board of Directors declared a cash dividend of $0.18 per share, to stockholders of record as of the close of business on March 30, 2009. This dividend was paid on April 9, 2009. On an annualized basis, the dividend payout ratio amounted to 51.40% of the trailing four quarters’ earnings.
     Off-Balance Sheet Arrangements There have been no material changes in off-balance sheet financial instruments during the first quarter of 2009. Please refer to the 2008 Form 10-K for a complete table of contractual obligations, commitments, contingencies and off-balance sheet financial instruments.
     Contractual Obligations, Commitments, and Contingencies There have been no material changes in commitments, or contingencies during the first quarter of 2009. There have been no material changes in contractual obligations. Please refer to the 2008 Form 10-K for a complete table of contractual obligations, commitments, contingencies, and off-balance sheet financial instruments.
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
     Changes in Internal Controls over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the first quarter of 2009 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

Item 4T. Controls and Procedures — N/A
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     The Company is not otherwise involved in any legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Management believes that those routine legal proceedings involve, in the aggregate, amounts that are immaterial to the Company’s financial condition and results of operations.
Item 1A. Risk Factors
     As of the date of this report, there have been no material changes with regard to the Risk Factors disclosed in Item 1A of our 2008 Annual Report on Form 10-K, which are incorporated herein by reference.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) — (c) Not applicable.
Item 3. Defaults Upon Senior Securities — None
Item 4. Submission of Matters to a Vote of Security Holders -
     On February 13, 2009, the Company had a Special Meeting of Shareholders of Independent Bank Corp.
     The matters voted upon at the Meeting and the outcome of voting is as follows:
Proposal 1. To approve the Second Amended and Restated Agreement and Plan of Merger, dated as of January 12, 2009, as amended, among Independent Bank Corp., Independent Acquisition Subsidiary, Inc., Rockland Trust Company, Benjamin Franklin Bancorp, Inc. and Benjamin Franklin Bank, and thereby approve the transactions contemplated by the merger agreement, including the merger and the issuance of shares of Independent common stock in connection therewith.

For	12,925,361.59
Against	104,980.26
Abstain	38,107.45

Proposal 2. To approve on or more adjournments of the Special Meeting of Stockholders of Independent Bank Corp., if necessary or appropriate, including adjournments to permit further solicitation of proxies in favor of Proposal 1.

For	11,857,042.92
Against	1,166,541.41
Abstain	44,864.96
Item 5. Other Information — None
Item 6. Exhibits
Exhibits Index

No.	Exhibit

3.(i)	Restated Articles of Organization, as amended as of February 10, 2005, incorporated by reference to Form 8-K filed on May 18, 2005. Articles of Amendment with attached Certificate of Designations for Series C Preferred Stock incorporated by reference to Form 8-K filed on January 12, 2009.

3.(ii)	Amended and Restated Bylaws of the Company, as amended as of February 10, 2005, incorporated by reference to Form 8-K filed on May 18, 2005.

4.1	Form of Specimen Stock Certificate for Series C Preferred Stock and Warrant, incorporated by reference to Form 8-K filed on January 12, 2009.

4.2	Specimen Common Stock Certificate, incorporated by reference to Form 10-K for the year ended December 31, 1992.

4.3	Specimen preferred Stock Purchase Rights Certificate, incorporated by reference to Form 8-A Registration Statement filed on November 5, 2001.

4.4	Indenture of Registrant relating the Junior Subordinated Debt Securities issued to Independent Capital Trust V is incorporated by reference to Form 10-K for the year ended December 31, 2006 filed on February 28, 2007.

4.5	Form of Certificate of Junior Subordinated Debt Security for Independent Capital Trust V (included as Exhibit A to Exhibit 4.9)

4.6	Amended and Restated Declaration of Trust for Independent Capital Trust V is incorporated by reference to Form 10-K for the year ended December 31, 2006 filed on February 28, 2007.

No.	Exhibit

4.7	Form of Capital Security Certificate for Independent Capital Trust V (included as Exhibit A-1 to Exhibit 4.9).

4.8	Guarantee Agreement relating to Independent Capital Trust V is incorporated by reference to Form 10-K for the year ended December 31, 2006 filed on February 28, 2007.

4.9	Forms of Capital Securities Purchase Agreements for Independent Capital Trust V is incorporated by reference to Form 10-K for the year ended December 31, 2006 filed on February 28, 2007.

4.10	Subordinated Debt Purchase Agreement between USB Capital Resources and Rockland Trust Company dated as of August 27, 2008 is incorporated by reference to Form 8-K filed on September 2, 2008.

10.1	Independent Bank Corp. 1996 Non-Employee Directors’ Stock Option Plan incorporated by reference to Definitive Proxy Statement for the 1996 Annual Meeting of Stockholders filed on March 19, 1996.

10.2	Independent Bank Corp. 1997 Employee Stock Option Plan incorporated by reference to the Definitive Proxy Statement for the 1997 Annual Meeting of Stockholders filed on March 20, 1997.

10.3	Independent Bank Corp. 2005 Employee Stock Plan incorporated by reference to Form S-8 filed on July 28, 2005.

10.4	Renewal Rights Agreement dated as of September 14, 2000 by and between the Company and Rockland Trust, as Rights Agent, is incorporated by reference to Form 8-K filed on October 23, 2000.

10.5	Independent Bank Corp. Deferred Compensation Program for Directors (restated as amended as of December 1, 2000) is incorporated by reference to Form 10-K for the year ended December 31, 2000.

10.6	Master Securities Repurchase Agreement, incorporated by reference to Form S-1 Registration Statement filed on September 18, 1992.

10.7	Revised employment agreements between Christopher Oddleifson, Raymond G. Fuerschbach, Edward F. Jankowski, Jane L. Lundquist, Gerard F. Nadeau, Edward H. Seksay, and Denis K. Sheahan and the Company and/or Rockland Trust and a Rockland Trust Company amended and restated Supplemental Executive Retirement Plan dated November 20, 2008 are incorporated by reference to Form 8-K filed on November 21, 2008.

10.8	Specimen forms of stock option agreements for the Company’s Chief Executive and other executive officers are incorporated by reference to Form 8-K filed on December 20, 2005.

10.9	On-Site Outsourcing Agreement by and between Fidelity Information Services, Inc. and Independent Bank Corp., effective as of November 1, 2004 is incorporated by reference to Form 10-K for the year ended December 31, 2004 filed on March 4, 2005. Amendment to On-Site Outsourcing Agreement incorporated by reference to Form 8-K filed on May 7, 2008.

No.	Exhibit

10.10	New Markets Tax Credit program Allocation Agreement between the Community Development Financial Institutions Fund of the United States Department of the Treasury and Rockland Community Development with an Allocation Effective Date of September 22, 2004 is incorporated by reference to Form 8-K filed on October 14, 2004.

10.11	Independent Bank Corp. 2006 Non-Employee Director Stock Plan incorporated by reference to Form S-8 filed on April 17, 2006.

10.12	Independent Bank Corp. Stock Option Agreement for Non-Employee Director is incorporated by reference to Form 10-Q filed on May 9, 2006.

10.13	Independent Bank Corp. Restricted Stock Agreement for Non-Employee Director is incorporated by reference to Form 10-Q filed on May 9, 2006.

10.14	New Markets Tax Credit program Allocation Agreement between the Community Development Financial Institutions Fund of the United States Department of the Treasury and Rockland Community Development with an Allocation Effective Date of January 9, 2007 is incorporated by reference to Form 10-K for the year ended December 31, 2006 filed on February 28, 2007.

10.15	Independent Bank Corp. and Rockland Trust Company 2008 Executive Officer Performance Incentive Plan is incorporated by reference to Form 8-K filed on February 21, 2008.

10.16	Agreement and Plan of Merger dated November 8, 2008 with Benjamin Franklin Bancorp, Inc. is incorporated by reference to Form 8-K filed on November 10, 2008.

10.17	Letter Agreement with United States Treasury for Series C Preferred Stock incorporated by reference to Form 8-K filed on January 12, 2009.

10.18	Purchase and Sale Agreement with American Realty Capital LLC incorporated by reference to Form 8-K filed April 25, 2008.

31.1	Section 302 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.*

31.2	Section 302 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.*

32.1	Section 906 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.+

32.2	Section 906 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.+

*	Filed herewith

+	Furnished herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
INDEPENDENT BANK CORP.
(registrant)

Date: May 4, 2009	/s/ Christopher Oddleifson
Christopher Oddleifson
President and Chief Executive Officer

Date: May 4, 2009	/s/ Denis K. Sheahan
Denis K. Sheahan
Chief Financial Officer

INDEPENDENT BANK CORP.
(registrant)