Form 10-Q
period 2009-06-30
INDEPENDENT BANK CORP
filed 2009-08-06
CIK 776901

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
Commission File Number: 1-9047
Independent Bank Corp.
(Exact name of registrant as specified in its charter)

Massachusetts (State or other jurisdiction of incorporation or organization)	04-2870273 (I.R.S. Employer Identification No.)
Office Address: 2036 Washington Street, Hanover Massachusetts 02339
Mailing Address: 288 Union Street, Rockland, Massachusetts 02370
(Address of principal executive offices, including zip code)
(781) 878-6100
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of August 1, 2009, there were 20,917,837 shares of the issuer’s common stock outstanding, par value $0.01 per share

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
INDEPENDENT BANK CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited- Dollars in Thousands, Except Share and Per Share Amounts)

	June 30,	December 31,
	2009	2008

ASSETS
CASH AND DUE FROM BANKS	$75,905	$50,007
FED FUNDS SOLD AND SHORT TERM INVESTMENTS	6,159	100
SECURITIES
TRADING ASSETS	22,926	2,701
SECURITIES AVAILABLE FOR SALE	581,241	600,291
SECURITIES HELD TO MATURITY (fair value $68,911 and $30,390)	70,241	32,789

TOTAL SECURITIES	674,408	635,781

LOANS
COMMERCIAL AND INDUSTRIAL	364,570	270,832
COMMERCIAL REAL ESTATE	1,482,321	1,126,295
COMMERCIAL CONSTRUCTION	206,569	171,955
SMALL BUSINESS	86,378	86,670
RESIDENTIAL REAL ESTATE	599,166	413,024
RESIDENTIAL CONSTRUCTION	15,323	10,950
RESIDENTIAL LOANS HELD FOR SALE	24,866	8,351
CONSUMER — HOME EQUITY	458,435	406,240
CONSUMER — AUTO	105,064	127,956
CONSUMER — OTHER	35,314	38,614

TOTAL LOANS	3,378,006	2,660,887
LESS: ALLOWANCE FOR LOAN LOSSES	(40,068)	(37,049)

NET LOANS	3,337,938	2,623,838

FEDERAL HOME LOAN BANK STOCK	36,357	24,603
BANK PREMISES AND EQUIPMENT, NET	42,145	36,429
GOODWILL	129,056	116,437
IDENTIFIABLE INTANGIBLE ASSETS	15,809	9,273
MORTGAGE SERVICING RIGHTS	2,672	1,498
BANK OWNED LIFE INSURANCE	77,560	65,003
OTHER REAL ESTATE OWNED	6,102	1,808
OTHER ASSETS	50,948	63,692

TOTAL ASSETS	$4,455,059	$3,628,469

LIABILITIES AND STOCKHOLDERS’ EQUITY
DEPOSITS
DEMAND DEPOSITS	$699,173	$519,326
SAVINGS AND INTEREST CHECKING ACCOUNTS	987,202	725,313
MONEY MARKET	667,665	488,345
TIME CERTIFICATES OF DEPOSIT OVER $100,000	306,405	285,410
OTHER TIME CERTIFICATES OF DEPOSIT	664,498	560,686

TOTAL DEPOSITS	3,324,943	2,579,080

FEDERAL HOME LOAN BANK ADVANCES	392,968	429,634
FEDERAL FUNDS PURCHASED AND ASSETS SOLD UNDER
REPURCHASE AGREEMENTS	179,317	170,880
SUBORDINATED DEBENTURES	30,000	30,000
JUNIOR SUBORDINATED DEBENTURES	61,857	61,857
OTHER BORROWINGS	3,772	2,946

TOTAL BORROWINGS	667,914	695,317

OTHER LIABILITIES	64,642	48,798

TOTAL LIABILITIES	$4,057,499	$3,323,195

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
COMMON STOCK, $0.01 par value. Authorized: 30,000,000 Shares Issued and Outstanding: 20,916,203 Shares at June 30, 2009 and 16,285,455 Shares at December 31, 2008	$209	$163
SHARES HELD IN RABBI TRUST AT COST 173,440 Shares at June 30, 2009 and 171,489 Shares at December 31, 2008	(2,396)	(2,267)
DEFERRED COMPENSATION OBLIGATION	2,396	2,267
ADDITIONAL PAID IN CAPITAL	224,594	137,488
RETAINED EARNINGS	176,012	177,493
ACCUMULATED OTHER COMPREHENSIVE LOSS, NET OF TAX	(3,255)	(9,870)

TOTAL STOCKHOLDERS’ EQUITY	397,560	305,274

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,455,059	$3,628,469

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited — Dollars in Thousands, Except Share and Per Share Data)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30,		June 30,
	2009	2008	2009	2008

INTEREST INCOME
Interest on Loans	$45,100	$38,657	$81,046	$73,825
Taxable Interest and Dividends on Securities	7,414	5,165	14,376	10,216
Non-taxable Interest and Dividends on Securities	222	474	526	953
Interest on Federal Funds Sold and Short-Term Investments	70	15	268	35

Total Interest and Dividend Income	52,806	44,311	96,216	85,029

INTEREST EXPENSE
Interest on Deposits	8,441	9,539	16,848	19,854
Interest on Borrowings	5,265	4,929	10,280	9,928

Total Interest Expense	13,706	14,468	27,128	29,782

Net Interest Income	39,100	29,843	69,088	55,247

PROVISION FOR LOAN LOSSES	4,468	1,902	8,468	3,245

Net Interest Income After Provision For Loan Losses	34,632	27,941	60,620	52,002

NON-INTEREST INCOME
Service Charges on Deposit Accounts	4,258	3,963	7,905	7,598
Wealth Management	2,710	3,114	5,040	5,790
Mortgage Banking Income, Net	1,996	960	3,153	2,073
Bank Owned Life Insurance Income	683	637	1,413	1,158
Net (Loss)/Gain on Sales of Securities Available for Sale	(25)	—	1,355	(609)
Gain Resulting From Early Termination of Hedging Relationship	3,778	—	3,778	—
Gross Loss on Write-Down of certain Investments to Fair Value	(2,174)	(1,850)	(2,276)	(1,850)
Less: Non-Credit Related Other-Than-Temporary Impairment	521	—	623	—

Net Loss on Write-Down of certain Investments to Fair Value	(1,653)	(1,850)	(1,653)	(1,850)
Other Non-Interest Income	1,476	1,082	2,706	2,346

Total Non-Interest Income	13,223	7,906	23,697	16,506

NON-INTEREST EXPENSE
Salaries and Employee Benefits	17,134	14,945	31,993	29,088
Occupancy and Equipment Expenses	4,136	3,235	7,841	6,138
Data Processing and Facilities Management	1,604	1,421	3,020	2,705
FDIC Assessment	3,852	53	4,388	111
Telephone	572	431	1,040	812
Advertising Expense	741	604	1,195	1,141
Consulting Expense	496	444	943	899
Legal	728	205	1,204	390
Merger & Acquisition Expenses	10,844	376	12,382	1,120
Other Non-Interest Expense	6,449	6,348	10,858	9,690

Total Non-Interest Expense	46,556	28,062	74,864	52,094

INCOME BEFORE INCOME TAXES	1,299	7,785	9,453	16,414
PROVISION FOR INCOME TAXES	639	1,965	2,406	4,286

NET INCOME	$660	$5,820	$7,047	$12,128

PREFERRED STOCK DIVIDEND	$4,525	—	$5,698	—

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$(3,865)	$5,820	$1,349	$12,128

BASIC EARNINGS PER SHARE	$(0.19)	$0.36	$0.07	$0.80

DILUTED EARNINGS PER SHARE	$(0.19)	$0.36	$0.07	$0.79

Weighted average common shares (Basic)	20,360,046	16,268,009	18,345,457	15,193,327
Common share equivalents	25,563	78,740	21,341	76,614

Weighted average common shares (Diluted)	20,385,609	16,346,749	18,366,798	15,269,941

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited — Dollars in Thousands, Except Per Share Data)

				VALUE OF				ACCUMULATED
		COMMON		SHARES	DEFERRED	ADDITIONAL		OTHER
	PREFERRED	SHARES	COMMON	HELD IN	COMPENSATION	PAID-IN	RETAINED	COMPREHENSIVE
	STOCK	OUTSTANDING	STOCK	RABBI TRUST	OBLIGATION	CAPITAL	EARNINGS	(LOSS)	TOTAL

BALANCE DECEMBER 31, 2008	—	16,285,455	$163	$(2,267)	$2,267	$137,488	$177,493	$(9,870)	$305,274

Adjustment to apply provisions of FSP FAS 115-2, net of tax							3,823	(3,823)	—
Net Income							7,047		7,047
Dividends Declared:
Common Declared ($0.36 per share)							(6,729)		(6,729)
Preferred Declared (1)							(5,698)		(5,698)
Common Stock Issue for Acquisition		4,624,948	46			84,452			84,498
Proceeds From Exercise of Stock Options		5,800					76		76
Tax Expense Related to Equity Award Activity						(9)			(9)
Equity Based Compensation						283			283
Change in Fair Value of Cash Flow Hedges, Net of Tax and Realized Gains/(Losses)								6,615	6,615
Deferred Compensation Obligation				(129)	129				—
Amortization of Prior Service Cost, net of tax								(130)	(130)
Change in Unrealized Gain on Securities Available For Sale, Net of Tax and Realized Gains/(Losses)								3,953	3,953
Issuance of Preferred Stock and Stock Warrants	73,578					4,580			78,158
Redemption of Preferred Stock and Stock Warrants	(73,578)					(2,200)			(75,778)

BALANCE JUNE 30, 2009	$—	20,916,203	$209	$(2,396)	$2,396	$224,594	$176,012	$(3,255)	$397,560

BALANCE DECEMBER 31, 2007	$—	13,746,711	$137	$(2,012)	$2,012	$60,632	$164,565	$(4,869)	$220,465

Net Income							12,128		12,128
Cash Dividends Declared ($0.18 per share)							(5,862)		(5,862)
Common Stock Issue for Acquisition		2,492,195	25			76,203			76,228
Proceeds From Exercise of Stock Options		30,753	1				506		507
Tax Benefit Related to Equity Award Activity						125			125
Equity Based Compensation						241			241
Change in Fair Value of Cash Flow Hedges, Net of Tax and Realized Gains/(Losses)								(198)	(198)
Deferred Compensation Obligation				(141)	141				—
Amortization of Prior Service Cost, net of tax								84	84
Change in Unrealized Gain on Securities Available For Sale, Net of Tax and Realized Gains								(3,716)	(3,716)

BALANCE JUNE 30, 2008	$—	16,269,659	$163	$(2,153)	$2,153	$137,201	$171,337	$(8,699)	$300,002

(1)	Includes $196 discount of accretion on preferred stock and $4,384 of deemed dividend associated with the Company’s exit from the U.S. Treasury’s Capital Purchase Program.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited — Dollars In Thousands)

	SIX MONTHS ENDED
	JUNE 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$7,047	$12,128
ADJUSTMENTS TO RECONCILE NET INCOME TO
NET CASH PROVIDED BY OPERATING ACTIVITIES:
Depreciation and amortization	3,437	2,926
Provision for loan losses	8,468	3,245
Deferred income tax expense (benefit)	5,071	(10,253)
Net (gain) loss on sale of investments	(1,354)	609
Loss on write-down of investments in securities available for sale	1,653	1,850
Loss on sale of other real estate owned	46	35
Realized gain on sale leaseback transaction	(517)	(172)
Stock based compensation	283	241
Tax (expense) benefit from stock option exercises	(9)	125
Net change in:
Trading assets	(20,225)	2,419
Loans held for sale	(16,515)	202
Other assets	45,584	12,674
Other liabilities	(8,072)	(7,850)

TOTAL ADJUSTMENTS	17,850	6,051

NET CASH PROVIDED BY OPERATING ACTIVITIES	24,897	18,179

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of Securities Available For Sale	168,545	109,413
Proceeds from maturities and principal repayments of Securities Available For Sale	84,723	57,108
Proceeds from maturities and principal repayments of Securities Held to Maturity	3,445	11,437
Purchase of Securities Available For Sale	(92,941)	(63,344)
Purchase of Held to Maturity Securities	(40,907)	—
Purchase of Federal Home Loan Bank stock	—	(642)
Net increase in Loans	(23,449)	(66,449)
Business Combinations, Net of Cash Acquired	98,084	(13,655)
Investment in Bank Premises and Equipment	(2,312)	(4,607)
Proceeds from the sale of other real estate owned	500	206
Proceeds from Sale Leaseback Transaction	—	31,433

NET CASH PROVIDED BY INVESTING ACTIVITIES	195,688	60,900

CASH FLOWS USED IN FINANCING ACTIVITIES:
Net (decrease) increase in Time Deposits	(117,577)	25,003
Net increase in Other Deposits	162,033	11,779
Net increase in Federal Funds Purchased and Assets Sold Under Repurchase Agreements	8,437	18,511
Net decrease in Short Term Federal Home Loan Bank Advances	(51,749)	11,420
Proceeds from Long Term Federal Home Loan Bank Advances	—	75,000
Repayment of Long Term Federal Home Loan Bank Advances	(180,627)	(191,052)
Net increase (decrease) in Treasury Tax & Loan Notes	826	(2,574)
Proceeds from issuance of Preferred Stock and Stock Warrants	78,158	—
(Redemption) of Preferred Stock	(78,158)	—
(Redemption) of Warrants	(2,200)	—
Proceeds from exercise of stock options	76	507
Dividends paid
Common Dividends	(6,729)	(5,270)
Preferred Dividends	(1,118)	—

NET CASH USED IN FINANCING ACTIVITIES	(188,628)	(56,676)

NET INCREASE IN CASH AND CASH EQUIVALENTS	31,957	22,403

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	50,107	67,416

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$82,064	$89,819

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
Transfer of loans to foreclosed assets	$4,294	$953
In conjunction with business combinations assets were acquired and liabilities were assumed as follows:
Common stock issued	$84,498	$76,236
Fair value of assets acquired	1,006,448	662,647
Fair value of liabilities assumed	921,945	586,419
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — BASIS OF PRESENTATION
     Independent Bank Corp. (the “Company”) is a state chartered, federally registered bank holding company, incorporated in 1985. The Company is the sole stockholder of Rockland Trust Company (“Rockland Trust” or the “Bank”), a Massachusetts trust company chartered in 1907.
     The Company is currently the sponsor of Independent Capital Trust V (“Trust V”), a Delaware statutory trust, Slade’s Ferry Statutory Trust I (“Slade’s Ferry Trust I”) a Connecticut statutory trust, and Benjamin Franklin Capital Trust I (“Ben Franklin Trust I”), a Delaware statutory trust, each of which was formed to issue trust preferred securities. Trust V, Slade’s Ferry Trust I and Ben Franklin Trust I are not included in the Company’s consolidated financial statements in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46R (“FIN 46”).
     As of June 30, 2009, the Bank had the following corporate subsidiaries, all of which were wholly-owned by the Bank and included in the Company’s consolidated financial statements:
•	Six Massachusetts security corporations, namely Rockland Borrowing Collateral Securities Corp., Rockland IMG Collateral Securities Corp., Rockland Deposit Collateral Securities Corp., Taunton Avenue Securities Corp., Benjamin Franklin Securities Corporation, and Benjamin Franklin Securities Corporation II, which hold securities, industrial development bonds, and other qualifying assets;
•	Rockland Trust Community Development Corporation (the “Parent CDE”) which, in turn, has three wholly-owned corporate subsidiaries named Rockland Trust Community Development LLC (“RTC CDE I”), Rockland Trust Community Development Corporation II (“RTC CDE II”), and Rockland Trust Community Development Corporation III (“RTC CDE III”). The Parent CDE, CDE I, CDE II, and CDE III were all formed to qualify as community development entities under federal New Markets Tax Credit Program criteria;
•	Rockland Trust Phoenix LLC, which was established in April 2009 to hold other real estate owned (OREO); and
•	Compass Exchange Advisors LLC (“CEA LLC”) which provides like-kind exchange services pursuant to section 1031 of the Internal Revenue Code.
     All material intercompany balances and transactions have been eliminated in consolidation. Certain previously reported amounts may have been reclassified to conform to the current year’s presentation.
     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included. Operating results for the quarter ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009 or any other interim period.
     For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission.
NOTE 2- STOCK BASED COMPENSATION
     On May 27, 2009 the Company granted restricted stock awards to acquire 5,600 shares of the Company’s common stock from the 2006 Non-Employee Director Stock Plan to certain directors of the Company and/or Bank. The holders of these awards participate fully in the rewards of stock ownership of the Company, including voting and dividend rights. The restricted stock awards have been determined to have a fair value of $20.08 per share, based on the average of the high price and low price at which the Company’s common stock traded on the date of grant. The restricted stock awards vest at the end of a five year period.
     On May 21, 2009 the Company granted 93,000 restricted stock awards to certain executive officers of the Company and/or Bank, from the 2005 Employee Stock Plan. The holders of these awards participate fully in the rewards of stock ownership of the Company, including voting and dividend rights. The restricted stock awards have been determined to have a fair value of $19.48, based on the average of the high price and low price at which the Company’s common stock traded on the date of grant. The restricted stock awards vest over a five year period.
     On April 20, 2009 the Company awarded options to purchase 5,000 shares of common stock from the 2005 Employee Stock Plan to a certain officer of the Company and/or the Bank. The expected volatility, expected life, expected dividend yield, and expected risk free interest rate for this grant used to determine the fair value of the shares as determined on April 20, 2009 were 38%, 5 years, 2.99%, and 1.80%, respectively. The options have been determined to have a fair value of $5.25 per share. The options vest over a five year period and have a contractual life of ten years from date of grant.
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

     On February 27, 2009 the Company granted 24,000 restricted stock awards to certain non-executive officers of the Company and/or Bank, from the 2005 Employee Stock Plan. The holders of these awards participate fully in the rewards of stock ownership of the Company, including voting and dividend rights. The restricted stock awards have been determined to have a fair value of $14.64, based on the average of the high price and low price at which the Company’s common stock traded on the date of grant. The restricted stock awards vest over a five year period.
NOTE 3 — RECENT ACCOUNTING DEVELOPMENTS
     Statement of Financial Accounting Standards (“SFAS”) No. 165 “Subsequent Events (as amended)” (“SFAS 165”) This statement was established to set forth principles and requirements for subsequent events. In particular this statement set forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements. The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statement, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The adoption of SFAS 165 did not have a material impact on the Company’s consolidated financial position or results of operations.
     SFAS No. 167, “Amendments to FASB Interpretations 46(R) (as amended)” (“SFAS 167”) The purpose of the statement is to improve financial reporting by enterprises involved with variable interest entities. This Statement amends Interpretation 46(R) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance. This Statement shall be effective for interim or annual financial periods ending after November 15, 2009. Early adoption is not permitted. The Company does not anticipate the adoption of SFAS 167 to have a material impact on the Company’s consolidated financial position or results of operations.
     SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS168”) In May 2009, the FASB issued SFAS No. 168, the objective of this Statement is to replace SFAS 162 “The Hierarchy of Generally Accepted Accounting Principles” and to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”). This Statement shall be effective for fiscal years beginning on or after September 15, 2009. The Company does not anticipate the adoption of SFAS 168 to have a material effect on the Company’s consolidated financial position or results of operations.
NOTE 4 — SECURITIES
     The following table presents a summary of the cost and fair value of the Company’s investment securities.
The amortized cost, gross unrealized gains and losses, and fair value of securities held to maturity for the periods below were as follows:

	June					December
	2009					2008
				Non-Credit					Non-Credit
				Related					Related
		Gross	Gross	Other-Than-			Gross	Gross	Other-Than-
	Amortized	Unrealized	Unrealized	Temporary	Fair	Amortized	Unrealized	Unrealized	Temporary	Fair
	Cost	Gains	Losses	Impairment	Value	Cost	Gains	Losses	Impairment	Value
	(Dollars In Thousands)					(Dollars In Thousands)
Agency Mortgage-Backed Securities	$43,821	$292	$(177)	$—	$43,936	$3,470	$130	$—	$—	$3,600
State, County, and Municipal Securities	16,632	359	(31)	—	16,960	19,516	324	(53)	—	19,787
Single Issuer Trust Preferred Securities Issued by Banks	9,788	—	(1,773)	—	8,015	9,803	—	(2,800)	—	7,003

Total	$70,241	$651	$(1,981)	$—	$68,911	$32,789	$454	$(2,853)	$—	$30,390

The amortized cost, gross unrealized gains and losses, non-credit related other-than-temporary impairment and fair value of securities available for sale for the periods below were as follows:

	June					December
	2009					2008
				Non-Credit					Non-Credit
				Related					Related
		Gross	Gross	Other-Than-			Gross	Gross	Other-Than-
	Amortized	Unrealized	Unrealized	Temporary	Fair	Amortized	Unrealized	Unrealized	Temporary	Fair
	Cost	Gains	Losses	Impairment	Value	Cost	Gains	Losses	Impairment	Value
	(Dollars In Thousands)					(Dollars In Thousands)
U.S. Treasury Securities	$759	$—	$(4)	$—	$755	$705	$5	$—	$—	$710
Agency Mortgage-Backed Securities	514,750	14,340	(978)	—	528,112	462,539	12,721	(177)	—	475,083
Agency Collateralized Mortgage Obligations	23,810	737	(22)	—	24,525	56,541	323	(81)	—	56,783
Non-Agency Collateralized Mortgage Obligations (2)	18,616	—	(781)	(1,151)	16,684	22,020	—	(6,506)	—	15,514
State, County, and Municipal Securities	4,000	128	—	—	4,128	18,620	334	—	—	18,954
Corporate Debt Securities	—	—	—	—	—	24,925	927	—	—	25,852
Single Issuer Trust Preferred Securities Issued by Banks	4,978	—	(2,181)	—	2,797	5,000	—	(2,798)	—	2,202
Pooled Trust Preferred Securities Issued by Banks and Insurers(1)(2)	15,890	—	(6,203)	(5,447)	4,240	17,437	—	(6,269)	(5,975)	5,193

Total	$582,803	$15,205	$(10,169)	$(6,598)	$581,241	$607,787	$14,310	$(15,831)	$(5,975)	$600,291

(1)	The Company recorded OTTI charges in this category of $7.2 million for the year ended December 31, 2008. For securities deemed to be other-than-temporarily impaired the amortized cost reflects previous OTTI recognized in earnings. Subsequently, pursuant to the adoption of FSP FAS 115-2, which stated that previously recorded impairment charges which did not relate to credit loss should be reclassified from retained earnings to OCI, the Company recorded a cumulative effect adjustment that increased retained earnings and decreased OCI by $6.0 million, or $3.8 million net of tax, respectively. The table above reflects the reclass to OCI pursuant to the adoption of FSP FAS 115-2 for comparative illustrative purposes only, as the FSP was adopted effective January 1, 2009.

(2)	During the second quarter the Company recorded additional OTTI of $2.2 million of which $1.7 million was determined to be credit related and accordingly was recorded as a charge to non-interest income and the remaining $521,000 was recorded through OCI.
     The Company recorded gross gains and losses of $1.4 million and $25,000, respectively, for the year and quarter ended June 30, 2009. There were no gross gains or losses for the quarter ended June 30, 2008 and there were losses of $609,000 for the year to date period on the sale of securities available for sale. When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on the sale.

     A schedule of the contractual maturities of securities held to maturity and securities available for sale as of June 30, 2009 is presented below.

	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars In Thousands)		(Dollars In Thousands)
Due in one year or less	$13	$13	$—	$—
Due from one year to five years	9,273	9,517	51,695	52,773
Due from five to ten years	9,173	9,407	135,860	139,942
Due after ten years	51,782	49,974	395,248	388,526

Total	$70,241	$68,911	$582,803	$581,241

     The actual maturities of agency mortgage-backed securities, agency and non-agency collateralized mortgage obligations and corporate debt securities will differ from the contractual maturities, due to the ability of the issuers to prepay underlying obligations. At June 30, 2009, the Bank has $27.6 million of callable securities in its investment portfolio.
     On June 30, 2009 and December 31, 2008 investment securities carried at $222.0 million and $196.0 million, respectively, were pledged to secure public deposits, assets sold under repurchase agreements, treasury tax and loan notes, letters of credit, and for other purposes as required by law. Additionally, $215.5 million and $310.6 million of securities, at carrying value, were pledged to the Federal Home Loan Bank of Boston (“FHLBB”) at June 30, 2009 and December 31, 2008, respectively, to secure advances.
     At June 30, 2009 and December 31, 2008, the Company had no investments in obligations of individual states, counties, or municipalities, which exceed 10% of stockholders’ equity.
Other-Than-Temporary Impairment
     The Company continually reviews investment securities for the existence of other-than-temporary impairment (“OTTI”), taking into consideration current market conditions, the extent and nature of changes in fair value, issuer rating changes and trends, the credit worthiness of the obligor of the security, volatility of earnings, current analysts’ evaluations, the Company’s intent to sell the security or whether it is more likely than not that the Company will be required to sell the debt security before its anticipated recovery, as well as other qualitative factors. The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Management prepares an estimate of the expected cash flows for investment securities that potentially may be deemed to have OTTI. This estimate begins with the contractual cash flows of the security. This amount is then reduced by an estimate of probable credit losses associated with the security. When estimating the extent of probable losses on the securities, management considers the strength of the underlying issuers of the securities. Indicators of diminished credit quality of the issuers includes defaults, interest deferrals, or "payments in kind." Management also considers those factors listed in paragraph 25 of FSP FAS 115-2 and 124-2 when estimating the ultimate realizability of the cash flows for each individual security. The resulting estimate of cash flows after considering credit is then subject to a present value computation using a discount rate equal to the current yield used to accrete the beneficial interest or, if not within the scope of EITF Issue No. 99-20, the effective interest rate implicit in the security at the date of acquisition. If the present value of the estimated cash flows is less than the current amortized cost basis, an OTTI is considered to have occurred and the security is written down to the fair value indicated by the cash flows analysis. Any portion of decline in fair value considered to be OTTI charge that is not due to the reduction in cash flows due to credit is considered a decline due to other factors such as liquidity or interest rates. As part of the analysis, management considers whether it intends to sell the security or whether it is more than likely that it would be required to sell the security before the recovery of its amortized cost basis.
     In determining which portion of the OTTI charge is related to credit, and what portion is related to other factors, management considers the reductions in the cash flows due to credit and ascribe that portion of the OTTI charge to credit. Simply, to the extent the estimated cash flows do not support the amortized cost, that amount is considered credit loss and the remainder of the OTTI charge is considered due to other factors, thus not recognized in earnings, but rather through other comprehensive income.

     The following tables show the gross unrealized losses and fair value of the Company’s investments in an unrealized loss position, which the Company has not deemed to be OTTI, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2009 and December 31, 2008.

		At June 30, 2009
		Less than 12 months		12 months or longer		Total
		Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	# of holdings	Value	Losses	Value	Losses	Value	Losses
				(Dollars In Thousands)
U.S. Treasury Securities	1	$755	$(4)	$—	$—	$755	$(4)
Agency Mortgage-Backed Securities	21	116,418	(1,148)	969	(7)	117,387	(1,155)
Agency Collateralized Mortgage Obligations	3	667	(22)	—	—	667	(22)
Non Agency Collateralized Mortgage Obligations	1	—	—	10,342	(781)	10,342	(781)
City, State, and Local Municipal Bonds	3	1,407	(31)	—	—	1,407	(31)
Single Issuer Trust Preferred Securities Issued by Banks and Insurers	4	1,153	(385)	9,659	(3,569)	10,812	(3,954)
Pooled Trust Preferred Securities Issued by Banks and Insurers	3	—	—	3,503	(6,203)	3,503	(6,203)

Total Temporarily Impaired Securities	36	$120,400	$(1,590)	$24,473	$(10,560)	$144,873	$(12,150)

		At December 31, 2008
		Less than 12 months		12 months or longer		Total
		Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	# of holdings	Value	Losses	Value	Losses	Value	Losses
				(Dollars In Thousands)
Agency Mortgage-Backed Securities	10	$4,326	$(177)	$—	$—	$4,326	$(177)
Agency Collateralized Mortgage Obligations	4	16,730	(81)	—	—	16,730	(81)
Non Agency Collateralized Mortgage Obligations	2	15,514	(6,506)	—	—	15,514	(6,506)
City, State, and Local Municipal Bonds	4	1,613	(54)	—	—	1,613	(54)
Single Issuer Trust Preferred Securities Issued by Banks and Insurers	4	1,043	(496)	8,163	(5,102)	9,206	(5,598)
Pooled Trust Preferred Securities Issued by Banks and Insurers	3	—	—	3,495	(6,268)	3,495	(6,268)

Total Temporarily Impaired Securities	27	$39,226	$(7,314)	$11,658	$(11,370)	$50,884	$(18,684)

     The Company does not intend to sell these investments and has determined, based upon available evidence that it is more likely than not that the company will not be required to sell the security before the recovery of its amortized cost basis. As a result, the Company does not consider these investments to be OTTI. The Company was able to determine this by reviewing various qualitative and quantitative factors regarding each investment category information such as current market conditions, extent and nature of change in fair value, issuer rating changes and trends, volatility of earnings, and current analysts’ evaluations. As a result of the Company’s review of these qualitative and quantitative factors, the causes of the impairments listed in the table above by category are as follows:
     United States Treasury Securities: The unrealized loss on the Company’s investment in U.S. Treasury securities is attributable to changes in interest rates and not due to credit deterioration, as these securities are implicitly guaranteed by the U.S. Government or one of its agencies.
     Agency Mortgage-Backed Securities: The unrealized loss on the Company’s investment in Agency Mortgage-Backed Securities is attributable to changes in interest rates and not due to credit deterioration, as these securities are implicitly guaranteed by the U.S. Government or one of its agencies.
     Agency Collateralized Mortgage Obligations: The unrealized loss on the Company’s investment in Agency Collateralized Obligations is attributable to changes in interest rates and not due to credit deterioration, as these securities are implicitly guaranteed by the U.S. Government or one of its agencies.
     Non-Agency Collateralized Mortgage Obligations (CMOs): The unrealized loss on this security, which is below investment grade, is attributable to the credit rating downgrades received during the quarter and the general uncertainty surrounding the housing market and it’s potential impact on securitized mortgage loans. Management evaluates various factors, including current and expected performance of underlying collateral, to determine collectability of amounts due.
     City, State, and Local Municipal Bonds: The unrealized losses on the Company’s investment in City, State and Local Municipal Bonds are due to current disruptions in the municipal insurance business, rather than credit concerns.
     Single Issuer Trust Preferred Securities: This portfolio consists of four securities, one of which is investment grade, two of which are below investment grade and one which is not rated. The unrealized loss on these securities is attributable to the illiquid nature of the trust preferred market in the current economic environment. Management evaluates various financial metrics for each of the issuers, including capitalization rates.
     Pooled Trust Preferred Securities: This portfolio consists of both investment grade and below investment grade securities. The unrealized loss on these securities is attributable to the illiquid nature of the trust preferred market and the significant risk premiums required in the current economic environment. Management evaluates collateral credit and instrument structure, including current and expected deferral and default rates and timing. In addition, discount rates are determined by evaluating comparable spreads observed currently in the market for similar instruments.
     The following securities are monitored more closely than all other categories of investment securities as these categories have been associated with the vast majority of previously recorded impairment charges. The following table summarizes pertinent information that was considered by management in determining if OTTI existed.

				Non-Credit			Total Other-Than-
				Related Other-			Temporary
			Gross Unrealized	Than-Temporary		Lowest Credit Ratings as of	Impairment thru
Deal Name	Class	Amortized Cost*	Gain/(Loss)	Impairment	Fair Value	June 30, 2009	June 30, 2009
	(Dollars in Thousands)
Pooled Trust Preferred Securities
Pooled Trust Preferred Security A	C1	$4,959	$(3,943)	$—	$1,016	CC (Fitch); Caa3 (Moody’s)	$—
Pooled Trust Preferred Security B	D	1,310	—	(1,303)	7	C (Fitch)	(3,504)
Pooled Trust Preferred Security C	C1	1,003	—	(819)	184	C (Fitch)	(819)
Pooled Trust Preferred Security D	D	403	—	(401)	2	C (Fitch)	(996)
Pooled Trust Preferred Security E	C1	3,468	—	(2,924)	544	CC (Fitch); Ca (Moody’s)	(2,924)
Pooled Trust Preferred Security F	B	1,886	(1,010)	—	876	BBB- (S&P)	—
Pooled Trust Preferred Security G	A1	2,861	(1,250)	—	1,611	B3 (Moody’s)	—

		$15,890	$(6,203)	$(5,447)	$4,240		$(8,243)

Single Issuer Trust Preferred Securities
Single Issuer-AFS	N/A	$4,978	$(2,181)	$—	$2,797	Baa1 (Moody’s)	$—

Single Issuer One-HTM	N/A	$5,138	$(988)	$—	$4,150	B (S&P)	$—
Single Issuer Two-HTM	N/A	1,538	(384)	—	1,154	BBB- (S&P)	—
Single Issuer Three-HTM	N/A	3,112	(401)	—	2,711	N/R	—

		$9,788	$(1,773)	$—	$8,015		$—

Non-Agency Collateralized Mortgage Obligations
CMO One	A19	$7,494	$—	$(1,151)	$6,343	B1 (Moody’s)	$(1,244)
CMO Two	2A1	11,122	(781)	—	10,341	CCC (Fitch)	—

		$18,616	$(781)	$(1,151)	$16,684		$(1,244)

* For the securities deemed impaired the amortized cost reflects previous OTTI recognized in earnings.

	Number of Performing	Current	Total Projected	Excess Subordination (After
	Banks and Insurance	Deferrals/Defaults/Losses	Defaults/Losses (as a	Taking Into Account Best
	Cos. in Issuance	(As a % of Original	% of Performing	Estimate of Future
Deal Name	(Unique)	Collateral)	Collateral)	Deferrals/Defaults/Losses)*
Pooled Trust Preferred Securities
Trust Preferred Security A	76	20.59%	27.08%	5.04%
Trust Preferred Security B	76	20.59%	27.08%	0.00%
Trust Preferred Security C	62	20.30%	20.06%	5.45%
Trust Preferred Security D	62	20.30%	20.06%	0.00%
Trust Preferred Security E	63	16.49%	21.19%	2.45%
Trust Preferred Security F	41	13.89%	20.66%	42.52%
Trust Preferred Security G	41	13.89%	20.66%	23.71%

Non-Agency Collateralized Mortgage Obligations
CMO One	N/A	0.21%	4.44%	0.53%
CMO Two	N/A	0.56%	5.07%	0.00%

*	Excess subordination represents the additional default/losses in excess of both current and projected defaults/losses that the security can absorb before the security experiences any credit impairment.
     Per review of the factors outlined above it was determined that three of the above securities were deemed to be OTTI. The remaining securities were not deemed to be OTTI as the Company does not intend to sell these investments and has determined, based upon available evidence that it is more likely than not that the company will not be required to sell the security before the recovery of its amortized cost basis.
     The Company recorded OTTI of $2.2 million during the second quarter of 2009, of which $1.7 million was determined to be credit related. The remaining $521,000 was deemed to be non-credit related and accordingly was recorded through OCI. For the year ended December 31, 2008 the Company recorded OTTI on certain investment grade pooled trust preferred securities, which resulted in a charge to non-interest income of $7.2 million. Pursuant to FASB Staff Position FAS 115-2 “Recognition and Presentation of Other-Than-Temporary Impairment,” which stated that previously recorded impairment charges which did not relate to credit loss should be reclassified from retained earnings to OCI, as of January 1, 2009, the Company recorded a cumulative effect adjustment that increased retained earnings and decreased OCI by $6.0 million, or $3.8 million, net of tax. The remaining $1.2 million of the original $7.2 million OTTI charge was deemed to be credit related. The following table shows the credit related component of other-than-temporary impairment.

Credit Related Component of Other-Than-Temporary Impairment
(Dollars in Thousands)m
Balance at January 1, 2009	$(1,236)
Add:
Incurred on Securities not Previously Impaired	(93)
Incurred on Securities Previously Impaired	(1,560)
Less:
Realized Gain/Loss on Sale of Securities	—
Reclassification Due to Changes in Company’s Intent	—
Increases in Cash Flow Expected to be Collected	—

Balance at June 30, 2009	$(2,889)

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
     Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. FASB Staff Position (“FSP”) Financial Accounting Standard 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transaction that are Not Orderly” provides that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. The Company uses prices and inputs that are current as of the measurement date, including during periods of market dislocation. In periods of market dislocation, the observability of prices and inputs may be reduced for many instruments. This condition could cause an instrument to be reclassified from one level to another.
Valuation Techniques
There have been no changes in the valuation techniques used during the current period.
Trading Income Securities
These equity and fixed income securities are valued based on quoted prices from the market. These securities are categorized in Level 1 as they are actively traded and no valuation adjustments have been applied.
Agency Mortgage-backed Securities
The fair value is estimated using either a matrix or benchmarks. The inputs used include benchmark yields, reported trades, broker/dealer quotes, and issuer spreads. These securities are categorized as Level 2.
Agency/Non-Agency Collateralized Mortgage Obligations (“CMOs”)
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
Single/Pooled Issuer Trust Preferred Securities — Single Issuer and Collateralized Debt Obligations (“CDOs”)
The fair value of Trust Preferred Securities, including pooled CDO’s and single issued preferred securities, is estimated using external pricing models, discounted cash flow methodologies or similar techniques. The inputs used in these valuations include benchmark yields, recent reported trades, new issue data, broker and dealer quotes and collateral performance. Accordingly, these Trust Preferred CDOs are categorized as Level 3 within the fair value hierarchy.

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
     Assets and Liabilities Measured at Fair Value on a Recurring Basis as of June 30, 2009 and December 31, 2008 are as follows:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Balance	(Level 1)	(Level 2)	(Level 3)
	(Dollars in Thousands)
As of June 30, 2009
Description
Assets
Trading Securities	$22,926	$22,926	$—	$—
Securities Available for Sale:
U.S. Treasury and Government Sponsored Enterprise	755	—	755	—
Agency Mortgage-Backed Securities	528,112	—	528,112	—
Agency Collateralized Mortgage Obligations	24,508	—	24,508	—
Non-Agency Collateralized Mortgage Obligations	16,684	—	—	16,684
State, County, and Municipal Securities	4,128	—	4,128	—
Single Issuer Trust Preferred Securities Issued by Banks and Insurers	2,798	—	—	2,798
Pooled Trust Preferred Securities Issued by Banks and Insurers	4,239	—	—	4,239
Residential Mortgage Loan Commitments & Forward Sales Agreements, net	781	—	781	—
Liabilities
Derivatives:
Derivative Financial Instruments, net	4,162	—	4,162	—

As of December 31, 2008
Description
Assets
Trading Securities	$2,701	$2,701	$—	$—
Securities Available for Sale:
U.S. Treasury and Government Sponsored Enterprise	710		710
Agency Mortgage-Backed Securities	475,083	—	475,083	—
Agency Collateralized Mortgage Obligations	56,783		56,783	—
Non-Agency Collateralized Mortgage Obligations	15,514	—	15,514	—
State, County, and Municipal Securities	18,954	—	18,954	—
Corporate Debt Securities	25,852	—	25,852	—
Single Issuer Trust Preferred Securities Issued by Banks and Insurers	2,201		2,201	—
Pooled Trust Preferred Securities Issued by Banks and Insurers	5,194	—	—	5,194
Residential Mortgage Loan Commitments & Forward Sales Agreements, net	367	—	367	—
Liabilities
Derivatives:
Derivative Financial Instruments, net	12,852	—	12,852	—
     The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the quarter ended June 30, 2009 and year ended December 31, 2008. These instruments were valued using pricing models and discounted cash flow methodologies.

	Reconciliation for All Assets and Liabilities Measured at Fair Value on
	a Recurring Basis Using Significant Unobservable Inputs (Level 3)

	Securities Available for Sale
			Non Agency
	Pooled Trust	Single Trust	Collateralized
	Preferred	Preferred	Mortgage
	Securities	Securities	Obligations	Total
	(Dollars in Thousands)
Quarter-to-Date
Balance at March 31, 2009	$5,492	$2,174	$18,076	$25,742
Gains and Losses (realized/unrealized)
Included in earnings	(1,560)	—	(93)	$(1,653)
Included in Other Comprehensive Income	307	624	(1,299)	$(368)
Purchases, issuances and settlements	—	—	—	—
Transfers in to Level 3	—	—	—	—

Balance at June 30, 2009	4,239	2,798	16,684	23,721

Year-to-Date

Balance at January 1, 2008	$—	$—	$—	$—
Gains and Losses (realized/unrealized)
Included in earnings	(7,216)	—	—	(7,216)
Reclass to OCI (2)	5,974	—		5,974
Included in Other Comprehensive Income	(8,957)	—	—	(8,957)
Purchases, issuances and settlements	—	—	—	—
Transfers in to Level 3	15,393	—	—	15,393

Balance at January 1, 2009	$5,194	$—	$—	$5,194

Gains and Losses (realized/unrealized)
Included in earnings	(1,560)	—	(93)	(1,653)
Included in Other Comprehensive Income	605	596	1,263	2,464
Purchases, issuances and settlements	—	—	—	—
Transfers in to Level 3	—	2,202	15,514	17,716

Balance at June 30, 2009	$4,239	$2,798	$16,684	$23,721

The amount of gains and losses due to change in fair value, including both realized and unrealized gains and losses, included in earnings for Level 3 assets and liabilities during the three month period, ending June 30, 2009 and the six months ended June 30, 2009 were classified as follows:

For the three months ending		For the six months ending		For the twelve months ending
June 30, 2009		June 30, 2009		December 31, 2008
Trading Income	Non-Interest Income	Trading Income	Non-Interest Income	Trading Income	Non-Interest Income

$ —	$(1,653)	$ —	$(1,653)(1)	$ —	$(7,216)(2)
The amount of total gains and losses included in earnings attributable to the changes in unrealized gains and losses during the quarter, for Level 3 assets and liabilities that are still held at June 30, 2009 and June 30, 2009 were classified as follows:

For the three months ending		For the six months ending		For the twelve months ending
June 30, 2009		June 30, 2009		December 31, 2008
Trading Income	Non-Interest Income	Trading Income	Non-Interest Income	Trading Income	Non-Interest Income

$ —	$(1,653)	$ —	$(1,653)(1)	$ —	$(7,216)(2)

(1)	Represents write-downs on certain securities that were deemed to be other-than-temporarily impaired during the quarter ended and year-to-date ended June 30, 2009.

(2)	Pursuant to FASB 115-2, $6.0 million of securities impairment that represented non credit related impairment was reclassed to OCI. The table above reflects the reclass to OCI for comparative illustrative purposes only as the FSP was adopted effective January 1, 2009.

     Assets and liabilities measured at fair value on a nonrecurring basis as of June 30, 2009 and December 31, 2008 are as follows:

	Fair Value Measurements at Reporting Date Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable	Total
		Assets	Inputs	Inputs	Gains
	Balance	(Level 1)	(Level 2)	(Level 3)	(Losses)
	(Dollars in Thousands)
As of June 30, 2009
Description
Impaired Loans	$15,047	$—	$—	$15,047	$(2,235)
Loans Held For Sale	25,895	—	25,895	—	339
Other Real Estate Owned	6,102	—	1,743	4,359	(139)
Mortgage Servicing Asset	2,672	—	—	2,672	—

As of December 31, 2008
Description

Impaired Loans	$2,754	$—	$2,754	$—	$(1,453)
     As required by SFAS 107 “Disclosures about Fair Value of Financial Instruments” (“SFAS 107”), the following is a summary of the carrying values and estimated fair values of certain financial instruments:

	JUNE		DECEMBER
	2009		2008
	BOOK	FAIR	BOOK	FAIR
	VALUE	VALUE	VALUE	VALUE
	(Dollars In Thousands)		(Dollars In Thousands)
FINANCIAL ASSETS
Securities Held To Maturity	$70,241	$68,911	$32,789	$30,390	(a)
Net Loans	3,313,072	3,316,444	2,615,487	2,621,550	(b)(e)

FINANCIAL LIABILITIES
Time Certificates of Deposits	$970,903	$983,836	$846,096	$855,585	(c)
Federal Home Loan Bank Advances	392,968	417,697	429,634	435,431	(c)
Federal Funds Purchased and Assets Sold Under Repurchase Agreements	179,317	182,752	170,880	166,600	(c)
Subordinated Debentures	30,000	29,961	30,000	31,188	(c)
Junior Subordinated Debentures	61,857	6,804	61,857	10,894	(d)

(a)	The fair value values presented are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments and/or discounted cash flow analyses.

(b)	Fair value is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities or cash flows.

(c)	Fair value was determined by discounting anticipated future cash payments using rates currently available for instruments with similar remaining maturities.

(d)	Fair value was determined based upon market prices of securities with similar terms and maturities.

(e)	The book value of net loans is shown net of loans held for sale.
     This summary excludes financial assets and liabilities for which the carrying value approximates fair value. For financial assets, these include cash and due from banks, federal funds sold, short-term investments, Federal Home Loan Bank of Boston stock, and Bank Owned Life Insurance. For financial liabilities, these include demand, savings, money market deposits, and federal funds purchased and assets sold under repurchase agreements. The estimated fair value of demand, savings and money market deposits is the amount payable at the reporting date. SFAS 107 requires the use of carrying value because the accounts have no stated maturity date and the customer has the ability to withdraw funds immediately. Also excluded from the summary are financial instruments measured at fair value on a recurring and nonrecurring basis, as previously described.
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
     Earnings per share consisted of the following components for the three and six months ended June 30, 2009 and 2008:

For the Three Months Ended June 30,	Net Income
	2009	2008
	(Dollars in Thousands)
Net Income	$660	$5,820
Less: Preferred Stock Dividends	4,525	—

Net Income Available to Common Shareholders	$(3,865)	$5,820

	Weighted Average
	Shares
	2009	2008
Basic EPS	20,360,046	16,268,009
Effect of dilutive securities	25,563	78,740

Diluted EPS	20,385,609	16,346,749

	Net Income Available to Common
	Shareholders per Share
	2009	2008
Basic EPS	$(0.19)	$0.36
Effect of dilutive securities	—	—

Diluted EPS	$(0.19)	$0.36

For the Six Months Ended June 30,	Net Income
	2009	2008
	(Dollars in Thousands)
Net Income	$7,047	$12,128
Less: Preferred Stock Dividends	5,698	—

Net Income Available to Common Shareholders	$1,349	$12,128

	Weighted Average
	Shares
	2009	2008
Basic EPS	18,345,457	15,193,327
Effect of dilutive securities	21,341	76,614

Diluted EPS	18,366,798	15,269,941

	Net Income Available to Common
	Shareholders per Share
	2009	2008
Basic EPS	$0.07	$0.80
Effect of dilutive securities	—	0.01

Diluted EPS	$0.07	$0.79

The following table illustrates the options to purchase common stock and the shares of restricted stock, that were excluded from the calculation of diluted earnings per share because they were anti-dilutive:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Stock Options	1,111,295	773,098	1,023,163	724,843

Restricted Stock	9,704	—	29,699	1,692
NOTE 7 — EMPLOYEE BENEFITS
POST RETIREMENT BENEFITS, SUPPLEMENTAL EXECUTIVE RETIREMENT PLANS & DEFINED BENEFIT PENSION PLAN
     The Company maintains a defined benefit pension plan (“Pension Plan”) administered by Pentegra Retirement Services (the “Fund”), a multiple employer plan. The Fund does not segregate the assets or liabilities of all participating employers, accordingly, disclosure of accumulated vested and non-vested benefits is not possible. Effective July 1, 2006, the Company froze the Pension Plan by eliminating all future benefit accruals, with the exception of the employees that were participants on July 1, 2006 but that were not yet fully vested. The Pension Plan year is July 1st through June 30th. Contributions for the 2008-2009 plan year were all paid in 2008. It has not yet been determined what the pension expense is expected to be related to the 2009-2010 plan year. During the three months ended June 30, 2009 and 2008, $142,000 and $260,000 of pension expense had been recognized, respectively. During the six months ended June 30, 2009 and 2008, $374,000 and $519,000 of pension expense had been recognized, respectively.
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
     The Company administers a post-retirement benefit plan and a supplemental executive retirement plan (“SERP”). Additionally, the Company acquired an additional post-retirement benefit plan and additional SERPs, resulting from the Slades and Benjamin Franklin Bancorp. Inc. (“Ben Franklin”) acquisitions.
     The Company previously disclosed in its financial statements for the fiscal year ended December 31, 2008 that it expected to contribute $83,000 to its post-retirement plans and $244,000 to its SERPs in 2009. For the three months ended June 30, 2009, $16,000 and $41,000 of contributions have been made to the post-retirement benefit plans and the SERPs, respectively. For the six months ended June 30, 2009, $30,000 and $82,000 of contributions have been made to the post-retirement benefit plans and the SERPs, respectively.

     Also, in connection with the acquisition of Slades and Ben Franklin, the Company acquired life insurance policies pertaining to certain former employees. The acquired companies had entered into agreements with these employees whereby the Company will pay to the employees’ estates or beneficiaries a portion of the death benefit that the Company will receive as a beneficiary of such policies. In accordance with EITF 06-4,“Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” the Company established a liability. At June 30, 2009 and December 31, 2008, the balance of the related liability was $1.5 million and $1.3 million, respectively.

NOTE 8 — COMPREHENSIVE INCOME
     Information on the Company’s comprehensive income, presented net of taxes, is set forth below for the three and six months ended June 30, 2009 and 2008.
Comprehensive income (loss) is reported net of taxes, as follows:
(Dollars in Thousands)

	FOR THE THREE		FOR THE SIX
	MONTHS ENDED		MONTHS ENDED
	JUNE 30,		JUNE 30,
	2009	2008	2009		2008
Net Income	$660	$5,820	$7,047		$12,128
Other Comprehensive Income/(Loss), Net of Tax:

Adjustment to apply provisions of FSP FAS 115-2, net of tax of $2,151.		—	(3,823	)(a)	—

(Decrease) Increase in fair value of securities available for sale, net of tax of $1,003 and $3,532 for the three months ended June 30, 2009 and 2008, respectively and $2,566 and $2,200 for the six months ended June 30, 2009 and 2008, respectively.	(1,493)	(5,550)	4,796		(3,639)

Less: reclassification adjustment for realized gains included in net income, net of tax of $536 and $56 for the six months ended June 30, 2009 and 2008, respectively.	—	—	(843)		(77)

Net change in fair value of securities available for sale, net of tax of $1,003 and $3,532 for the three months ended June 30, 2009 and 2008, respectively, and $2,030 and $2,144 for the six months ended June 30, 2009 and 2008, respectively.	(1,493)	(5,550)	3,953		(3,716)

Change in unrealized gains/(losses) on cash flow hedges, net of tax of $4,413 and $936 for the three months ended June 30, 2009 and 2008, respectively and $5,429 and $215 for the six months ended June 30, 2009 and 2008, respectively.	6,390 (c)	1,660	7,861	(c)	(302	)(b)

Less: reclassification of realized loss on cash flow hedges, net of tax of $927 and $66 for the three months ended June 30, 2009 and 2008, respectively, and $868 and $75 for the six months ended June 30, 2009 and 2008, respectively.	(1,342)	92	(1,246)		104

Change in fair value of cash flow hedges, net of tax of $3,486 and $1,268 for the three months ended June 30, 2009 and 2008, respectively, and $4,561 and $140 for the six months ended June 30, 2009 and 2008, respectively.	5,048	1,752	6,615		(198)

Amortization of certain costs included in net periodic post retirement costs, net of tax of $45 and $30 for the three months ended June 30, 2009 and 2008, respectively, and $89 and $61 for the six months ended June 30, 2009 and 2008, respectively.

	(65)	42	(130)		84

Other Comprehensive Gain/(Loss), Net of Tax:	3,490	(3,756)	6,615		(3,830)

Comprehensive Income	$4,150	$2,064	$13,662		$8,298

(a)	Represents reclassifications of non credit related components of previously recorded OTTI pursuant to the the adoption of FSP FAS 115-2.

(b)	Included $572,000 of realized but unrecognized loss from the sale of an interest rate swap in January 2008. The loss will be recognized in earnings through January 2010, the original maturity date of the interest rate swap.

(c)	Includes $1.4 million of realized but unrecognized gain, net of tax, from the sale of interest rate swaps in June 2009. The gain will be recognized in earnings through December 2018, the original maturity date of the swap. and also includes $197,000 of realized but unrecognized loss from the sale of an interest rate swap in January 2008.

NOTE 9 – ACQUISITION
     On April 10, 2009 the Company, completed its acquisition of Benjamin Franklin Bancorp, Inc. (“Ben Franklin”) the parent of Benjamin Franklin Bank. The transaction qualified as a tax-free reorganization for federal income tax purposes, and former Ben Franklin shareholders received 0.59 shares of the Company’s common stock for each share of Ben Franklin common stock which they owned. Under the terms of the merger, cash was issued in lieu of fractional shares. Based upon the Company’s $18.27 per share closing price on April 9, 2009, the transaction was valued at $10.7793 per share of Ben Franklin common stock or approximately $84.5 million in the aggregate. As a result of the acquisition, the Company’s outstanding shares increased by 4,624,948 shares.
     The Company accounted for the acquisition using the acquisition method pursuant to SFAS 141(R) Business Combinations (“SFAS 141R”). Accordingly, the Company recorded merger and acquisition expenses of $1.5 million during the first quarter of 2009 and $10.8 million during the second quarter of 2009. Additionally, SFAS 141R requires an acquirer to recognize the assets acquired and the liabilities assumed at their fair values as of the acquisition date. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed as of the date of the acquisition.

Net Assets Acquired
(Dollars in Thousands)
Assets:
Cash	$98,089
Investments	147,548
Loans	687,444
Premises and Equipment	5,919
Goodwill	12,193
Core Deposit & Other Intangible	7,616
Other Assets	47,639

Total Assets Acquired	1,006,448

Liabilities:
Deposits	701,407
Borrowings	196,105
Other Liabilities	24,433

Total Liabilities Assumed	921,945

Purchase Price	$84,503

     As noted above, the Company acquired loans at fair value of $687.4 million. Included in this amount was $3.9 million of loans with evidence of deterioration of credit quality since origination for which it was probable, at the time of the acquisition, that the Company would be unable to collect all contractually required payments receivable. In accordance with Statement of Opinion 03-3 “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (“SOP 03-3”), this resulted in a non accretable difference of $806,000, which is defined as the loan’s contractually required payments receivable in excess of the amount of its cash flows expected to be collected. The Company considered factors such as payment history, collateral values, and accrual status when determining whether there was evidence of deterioration of loan’s credit quality at the acquisition date.

     A core deposit intangible of $6.6 million was recorded with an expected life of ten years. There was an additional $650,000 of other intangible recorded related to non-compete agreements with a life of one year, and other various intangibles of $340,000.
     The following summarizes the unaudited proforma results of operations as if the Company acquired Ben Franklin on January 1, 2009 (2008 amounts represent combined results for the Company and Ben Franklin).

	Three months ended June 30,
	2009	2008
Net Interest Income	$39,100	$36,339
Net Income	8,973	6,991
Earnings Per Share- Basic	$0.43	$0.34
Earnings Per Share- Diluted	$0.43	$0.34

	Six months ended June 30,
	2009	2008
Net Interest Income	$69,088	$68,049
Net Income	16,270	14,411
Earnings Per Share- Basic	$0.78	$0.74
Earnings Per Share- Diluted	$0.78	$0.73
     Excluded from the pro forma results of operations for the three and six months ended June 30, 2009 are merger costs net of tax of $8.3 million, or $0.40 per diluted share, and $9.2 million, or $0.44 per diluted share, respectively, primarily made up of the acceleration of certain compensation and benefit costs arising due to the change in control and other merger expenses.

NOTE 10 – GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS
     The changes in goodwill and intangible assets for the period ended June 30, 2009 are shown in the table below. During the second quarter of 2009 the Company acquired Ben Franklin resulting in additional goodwill of $12.2 million and core deposit and other identifiable intangible assets of $7.6 million.

	Carrying Amount of Goodwill and Intangibles
	(Dollars in Thousands)
		Core Deposit	Other Identifiable
	Goodwill	Intangibles	Intangible Assets	Total
Balance at December 31, 2008	$116,437	$8,367	$906	$125,710

Additions	12,619	6,626	990	20,235
Amortization Expense	—	(862)	(218)	(1,080)

Balance at June 30, 2009	$129,056	$14,131	$1,678	$144,865

     The following table sets forth the remaining estimated annual amortization expense of the identifiable assets.

		Remaining Estimated Annual Amortization Expense
		(Dollars in Thousands)
	2009	2010	2011	2012	2013	2014 -2038	Total
Core Deposit Intangibles	$1,930	$1,789	$1,611	$1,449	$1,449	$6,765	$14,993
Other Intangible Assets	578	254	78	156	158	672	1,896

Total Identifiable Intangible Assets	$2,508	$2,043	$1,689	$1,605	$1,607	$7,437	$16,889

NOTE 11 – CAPITAL PURCHASE PROGRAM
     On April 22, 2009 the Company repaid $78.2 million in preferred stock to the U.S. Treasury in conjunction with its exit from the Capital Purchase Program. As a result, during the quarter the Company recorded a $4.4 million non-cash deemed dividend, amounting to $0.22 per diluted share, associated with the repayment of the preferred stock to the U.S Treasury and the remaining $141,000 preferred stock dividend for the quarter. The Company also repurchased common stock warrants issued to the Treasury for $2.2 million, the cost of which has been reflected as a reduction in additional paid in capital.
NOTE 12 – SUBSEQUENT EVENTS
     The Company has evaluated subsequent events through the filing date of this Form 10-Q. The Company has determined that there are no subsequent events that require disclosure through this date.

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
     These forward-looking statements, implicitly and explicitly, include the assumptions underlying the statements and other information with respect to Independent Bank Corp.’s (the “Company’s”) beliefs, plans, objectives, goals, expectations, anticipations, estimates, intentions, financial condition, results of operations, future performance and business, including the Company’s expectations and estimates with respect to the Company’s revenues, expenses, earnings, return on equity, return on assets, efficiency ratio, asset quality and other financial data and capital and performance ratios.
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

EXECUTIVE LEVEL OVERVIEW
     The Company reported net income of $660,000 and $7.0 million for the three and six month periods ending June 30, 2009 compared to $5.8 million and $12.1 million for the same periods in 2008 respectively. The decrease in net income from the prior quarter is primarily due to merger and acquisition expenses associated with the Benjamin Franklin Bancorp. Inc. (“Ben Franklin”) acquisition, increased FDIC deposit premium fees, and other-than-temporary impairment charges on investment securities partially offset by a gain resulting from an early termination of an interest rate swap agreement.
     On a diluted earnings per share basis the Company reported a loss of $0.19 and earnings of $0.07 for the three and six month periods ending June 30, 2009 compared to earnings of $0.36 and $0.79 for the comparative 2008 periods. The Company’s repayment of the United States Treasury Department’s (“Treasury”) Capital Purchase Program (“CPP”) preferred stock, resulted in a one time $4.4 million deemed dividend charge, which decreased net income available to common shareholders by $0.22 per diluted share, negatively impacting the second quarter’s performance.
     When management assesses the Company’s financial performance for purposes of making day-to-day and strategic decisions it does so based upon the performance of its core banking business, which is primarily derived from the combination of net interest income and non-interest or fee income, as reduced by operating expenses, the provision for loan losses, and the impact of income taxes. The Company’s financial performance as determined in accordance with Generally Accepted Accounting Principles (“GAAP”), however, sometimes also includes gain or loss due to items that management does not believe are related to its core banking business, such as gains or losses on the sales of securities, merger & acquisition expenses, and other items. Management, therefore, also computes the Company’s non-GAAP operating earnings, which excludes these items, to measure the strength of the Company’s core banking business and to identify trends that may to some extent be obscured by gains or losses which management deems not to be core to the Company’s operations. Management believes that the financial impact of the items excluded when computing non-GAAP operating earnings will disappear or become immaterial within a near-term finite period.
     Management’s computation of the Company’s non-GAAP operating earnings are set forth below because management believes it may be useful for investors to have access to the same analytical tool used by management to evaluate the Company’s core operational performance so that investors may assess the Company’s overall financial health and identify business and performance trends that may be more difficult to identify and evaluate when non-core items are included. Management also believes that the computation of non-GAAP operating earnings may facilitate the comparison of the Company to other companies in the financial services industry.
     Non-GAAP operating earnings should not be considered a substitute for GAAP operating results. An item which management deems to be non-core and excludes when computing non-GAAP operating earnings can be of substantial importance to the Company’s results for any particular quarter or year. The Company’s non-GAAP operating earnings set forth below are not necessarily comparable to non-GAAP information which may be presented by other companies.
     The following table summarizes management’s computation of non-GAAP operating earnings for the time periods indicated:

	Net Income
	Available to Common		Diluted
	Shareholders		Earnings Per Share
	2009	2008	2009	2008

AS REPORTED (GAAP)	$(3,865)	$5,820	$(0.19)	$0.36

Non-Interest Income Components
Net Loss on Sale of Securities	16	—	—	—
Gain Resulting from Early Termination of Hedging Relationship	(2,456)	—	(0.12)	—
Non-Interest Expense Components
Litigation Reserve	—	975	—	0.06
Merger & Acquisition Expenses	8,676	244	0.42	0.01
Deemed Preferred Stock Dividend	4,384	—	0.22	—

TOTAL IMPACT OF NON-CORE ITEMS	10,621	1,219	0.52	0.07

AS ADJUSTED (NON-GAAP)	$6,756	$7,039	$0.33	$0.43

	Net Income
	Available to Common		Diluted
	Shareholders		Earnings Per Share
	2009	2008	2009	2008

AS REPORTED (GAAP)	$1,349	$12,128	$0.07	$0.79

Non-Interest Income Components
Net Loss on Sale of Securities	—	396	—	0.03
Net Gain on Sale of Securities	(881)	—	(0.05)	—
Gain Resulting from Early Termination of Hedging Relationship	(2,456)	—	(0.13)	—
Non-Interest Expense Components
WorldCom Bond Loss Recovery	—	(272)	—	(0.02)
Litigation Reserve	—	975	—	0.06
Merger & Acquisition Expenses	9,675	728	0.53	0.05
Deemed Preferred Stock Dividend	4,384	—	0.24	—

TOTAL IMPACT OF NON-CORE ITEMS	10,723	1,827	0.59	0.12

AS ADJUSTED (NON-GAAP)	$12,072	$13,955	$0.66	$0.91

     As indicated above second quarter 2009 results included certain items which management considers non-core. These items, net of tax, are merger and acquisition expenses of $8.7 million, a gain of $2.5 million on the termination of an interest rate swap agreement and the aforementioned deemed preferred stock dividend of $4.4 million. Excluding certain non-core items, net operating earnings were $6.8 million, or $0.33 per diluted common share and $12.1 million, or $0.66 per diluted common share for the three and six month ended June 30, 2009, respectively, down 23.3% and 27.5%, respectively, from the same period in the prior year.
     Not reflected in the table above are two additional large variance items impacting the second quarter of 2009, a special FDIC assessment of $2.1 million pre-tax or $0.07 per share and securities impairment charges of $1.7 million or $0.05 per share.

     While the quarter reflects certain items that negatively impacted reported earnings, there were many positive aspects of the quarter reflective of the Company’s strong core performance:
     The Company’s net interest margin improved to 3.88% in the second quarter, up from the 3.57% reported in first quarter of 2009. A number of actions helped to improve the net interest margin including managing down a large Federal Funds sold position that existed at the end of the first quarter in addition to careful management of deposit costs.
     Capital strengthened in the second quarter as the company’s tangible equity ratio increased to 5.86% at the end of the second quarter as compared to 5.33% at the end of first quarter. In the same periods the non-GAAP measurement of these ratios which includes the tax deductibility of certain goodwill and other intangibles were 6.33% and 5.83%, respectively.
     The Company’s asset quality is stable. Non-performing loans as a percentage of loans decreased to 93 basis points in the second quarter from 108 basis points at the end of the first quarter of 2009. Loan net charge-offs were $1.9 million in second quarter of 2009 or 23 basis points on an annualized basis compared to $3.6 million or 53 basis points on an annualized basis in the first quarter.
     Excluding the loans acquired from Ben Franklin at fair value, the reserve to loan ratio at June 30, 2009 was 1.49%, a 9 basis point increase from the quarter ended March 31, 2009. The provision for loan losses was $4.5 million and $4.0 million, for the quarter ended June 30, 2009 and March 31, 2009, respectively. Net charge-offs were $5.4 million and $3.6 million for the periods ended June 30, 2009 and March 31, 2009, respectively.
     Loan delinquency is also stable at 171 basis points at the end of second quarter of 2009 as compared to 175 basis points at the end of first quarter. Commercial lending growth was strong in the second quarter amounting to $62 million of organic growth or 15% on an annualized basis, driven by commercial and industrial lending opportunities. Growth opportunities remain strong as the pipeline is still quite high.
     The Company experienced strong deposit growth in the core deposit categories particularly demand deposits, which increased $35.7 million during the quarter. This growth was mitigated by reductions in the time deposit category as Certificates of Deposits were managed down to help reduce a large excess cash position and to manage our cost of funds.
     The Ben Franklin acquisition closed in the second quarter and added $1.0 billion in total assets prior to de-leverage. The majority of the Ben Franklin securities and borrowings were repaid, resulting in approximately $700 million in loans and deposits, respectively, added to the Company’s balance sheet.
     In addition in May, the Company was awarded $50.0 million in tax credit allocation authority under the Federal New Markets Tax Credit Program. This program focuses on making credit available to qualified entities and low income communities. The Company was the only bank in Massachusetts and one of only 30 institutions nationally to receive this designation in this round. This marks the third time the Company has received these tax credits since the program’s inception in 2000.

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
     The Company makes use of two components of allowances for loan losses: specific and general. A specific allowance may be assigned to a loan that is considered to be impaired. Certain loans are evaluated individually for impairment and are judged to be impaired when management believes it is probable that Rockland Trust Company (“the Bank”) will not collect all of the contractual interest and principal payments as scheduled in the loan agreement. Judgment is required with respect to designating a loan as impaired and determining the amount of the required specific allowance. Management’s judgment is based upon its assessment of probability of default, loss given default, and exposure at default. Changes in these estimates could be due to a number of circumstances which may have a direct impact on the provision for loan losses and may result in changes to the amount of allowance.
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
     The allowance is increased by provisions for loan losses and by recoveries of loans previously charged-off and is reduced by loans charged-off. For a full discussion of the Company’s methodology of assessing the adequacy of the allowance for loan losses, see the “Allowance for Loan Losses” and “Provision for Loan Losses” sections within Management’s Discussion and Analysis of Financial Condition and Results of Operations. For a discussion regarding Ben Franklin loans see the “Loan Portfolio” and “Allowance for Loan Losses” sections within Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     Income Taxes: The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” as interpreted by FASB Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes,” resulting in two components of income tax expense, current and deferred. Taxes are discussed in more detail in Note 12, “Income Taxes” within Notes to the Consolidated Financial Statements included in Item 8 of the

Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Accrued taxes represent the net estimated amount due to or to be received from taxing authorities in the current year. In estimating accrued taxes, management assesses the relative merits and risks of the appropriate tax treatment of transactions taking into account statutory, judicial, and regulatory guidance in the context of our tax position. Deferred tax assets/liabilities represent differences between when a tax benefit or expense is recognized for book purposes and on the Company’s tax return. Future tax assets are assessed for recoverability. The Company would record a valuation allowance if it believes based on available evidence, that it is more likely than not that the future tax assets recognized will not be realized before their expiration. The amount of the future income tax asset recognized and considered realizable could be reduced if projected income is not achieved due to various factors such as unfavorable business conditions. If projected income is not expected to be achieved, the Company would record a valuation allowance to reduce its future tax assets to the amount that it believes can be realized in its future tax returns. The Company had no recorded tax valuation allowance as of June 30, 2009. Additionally, deferred tax assets/liabilities are calculated based on tax rates expected to be in effect in future periods. Previously recorded tax assets and liabilities need to be adjusted when the expected date of the future event is revised based upon current information.
     Valuation of Goodwill/Intangible Assets and Analysis for Impairment: The Company has increased its market share through the acquisition of entire financial institutions accounted for under the acquisition method of accounting, as well as from the acquisition of branches (not the entire institution) and other non-banking entities. For all acquisitions the Company is required to record assets acquired and liabilities assumed at their fair value which is an estimate determined by the use of internal or other valuation techniques. Goodwill is subject to ongoing periodic impairment tests and is evaluated using a two step impairment approach. Step one of the impairment testing compares book value to the market value of the Company’s stock, or to the fair value of the reporting unit. If test one is failed a more detailed analysis is performed, which involves measuring the excess of the fair value of the reporting unit, as determined in step one, over the aggregate fair value of the individual assets, liabilities, and identifiable intangibles by utilizing a comparable analysis of relevant price multiples in recent market transactions. The Company’s intangible assets are also subject to ongoing periodic impairment testing. The Company tests each of the intangibles by comparing the carrying value of the intangible to the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The Company performs undiscounted cash flow analyses to determine if impairment exists. As a result of such impairment testing, the Company determined goodwill and other intangibles were was not impaired.
     Valuation of Securities and Analysis for Impairment: Securities that the Company has the ability and intent to hold until maturity are classified as securities held-to-maturity and are accounted for using historical cost, adjusted for amortization of premium and accretion of discount. Trading securities are carried at fair value, with unrealized gains and losses recorded in other non-interest income. All other securities are classified as securities available-for-sale and are carried at fair market value. The fair values of securities are based on either quoted market price, third party pricing services, or third party valuations. Unrealized gains and losses on securities available-for-sale are reported, on an after-tax basis, as a separate component of stockholders’ equity in accumulated other comprehensive income.

     On a quarterly basis, the Company makes an assessment to determine whether there have been any events or circumstances to indicate that a security for which there is an unrealized loss is impaired on an other-than-temporary basis. The Company considers many factors including the severity and duration of the impairment; the Company’s intent to sell the security or whether it is more likely than not that the Company will be required to sell the debt security before its anticipated recovery, recent events specific to the issuer or industry; and for debt securities, external credit ratings and recent downgrades. The term other-than-temporary is not intended to indicate that the decline is permanent. It indicates that the prospects for near-term recovery are not necessarily favorable or that there is a lack of evidence to support fair values greater than or equal to the carrying value of the investment. Management prepares an estimate of the expected cash flows for investment securities that potentially may be deemed to have OTTI. This estimate begins with the contractual cash flows of the security. This amount is then reduced by an estimate of probable credit losses associated with the security. When estimating the extent of probable losses on the securities, management considers the strength of the underlying issuers of the securities. Indicators of diminished credit quality of the issuers includes defaults, interest deferrals, or “payments in kind.” Management also considers those factors listed in paragraph 25 of FSP FAS 115-2 and 124-2 when estimating the ultimate realizability of the cash flows for each individual security. The resulting estimate of cash flows after considering credit is then subject to a present value computation using a discount rate equal to the current yield used to accrete the beneficial interest or, if not within the scope of EITF Issue No. 99-20, the effective interest rate implicit in the security at the date of acquisition. If the present value of the estimated cash flows is less than the current amortized cost basis, an OTTI is considered to have occurred and the security is written down to the fair value indicated by the cash flows analysis. Any portion of decline in fair value considered to be OTTI charge that is not due to the reduction in cash flows due to credit is considered a decline due to other factors such as liquidity or interest rates. As part of the analysis, management considers whether it intends to sell the security or whether it is more than likely that it would be required to sell the security before the recovery of its amortized cost basis.
     In determining which portion of the OTTI charge is related to credit, and what portion is related to other factors, management considers the reductions in the cash flows due to credit and ascribe that portion of the OTTI charge to credit. Simply, to the extent the estimated cash flows do not support the amortized cost, that amount is considered credit loss and the remainder of the OTTI charge is considered due to other factors, thus not recognized in earnings, but rather through other comprehensive income.
     Loan Servicing: Servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of financial assets with servicing retained. Capitalized servicing rights are reported as mortgage servicing rights and are amortized into non-interest income in proportion to, and over the period of, the estimated future servicing of the underlying financial assets. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights by predominant characteristics, such as interest rates and terms. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Impairment for an individual stratum is recognized through earnings within mortgage banking income, to the extent that fair value is less than the capitalized amount for the stratum.
FINANCIAL POSITION
     Loan Portfolio Total loans increased by $717.1 million, or 27.0%, for the period ended June 30, 2009 as compared to December 31, 2008. Loan growth achieved was concentrated in the commercial real estate and residential real estate categories while the consumer (primarily automobile lending) categories were reduced. Total commercial loans (including small business loans) now represent 63.3% of the total loan portfolio. The acquisition of Ben Franklin added $687.4 million in growth, as shown in the table below.

Table 1 — Effect of Benjamin Franklin Bancorp. Acquisition on Loans

			Benjamin
	June 30,	December 31,	Franklin	Organic
	2009	2008	Acquisition	Growth/Loss
	(Unaudited - Dollars in Thousands)
Loans
Commercial & Commercial Real Estate Loans	$2,053,460	$1,569,082	$402,947	$81,431
Small Business	86,378	86,670	—	(292)
Residential Real Estate	639,355	432,325	241,239	(34,209)
Consumer — Home Equity	458,435	406,240	41,125	11,070
Consumer — Other	140,378	166,570	2,133	(28,325)

Total Loans	$3,378,006	$2,660,887	$687,444	$29,675

     Loans obtained in connection with the Acquisition have been recorded at fair value in accordance with Statement of Financial accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R, which prohibits the carry over of the allowance for credit losses. The Company's evaluation of loans with evidence of loan deterioration as of the acquisition date resulted in a non accretable difference of $806,000, representing the loans contractually required payments receivable in excess of the amounts of its cash flows expected to be collected. Determining the fair value of the acquired loans required estimating cash flows expected to be collected on the loans. Estimated credit losses on all acquired loans were considered in the determination of fair value as of the acquisition date.
     The Bank’s commercial real estate portfolio, the Bank’s largest portfolio, is diversified with loans secured by a variety of property types, such as owner-occupied and non-owner-occupied commercial, retail, office, industrial, warehouse and other special purpose properties, such as hotels, motels, restaurants, golf courses, and healthcare-related properties. Commercial real estate also includes loans secured by certain residential-related property types including multi-family apartment buildings, residential development tracts and, to a lesser extent, condominiums. The following pie chart shows the diversification of the commercial real estate portfolio as of June 30, 2009.
Commercial Real Estate Portfolio by Property Type
as of 6/30/09
     The Bank considers a concentration of credit to a particular industry to exist when the aggregate credit exposure to a borrower, an affiliated group of borrowers or a non-affiliated group of borrowers engaged in one industry exceeds 10% of the Bank’s loan portfolio which includes direct, indirect or contingent obligations. As of June 30, 2009, loans made by the Company to the industry concentration of lessors of non-residential buildings constituted 13.9% of the Company’s total loan portfolio.

     The Bank does not originate sub-prime real-estate loans as a line of business.
     Asset Quality The Bank actively manages all delinquent loans in accordance with formally documented policies and established procedures. In addition, the Company’s Board of Directors reviews delinquency statistics, by loan type, on a monthly basis. Inclusive in the discussion below are the loans acquired from Ben Franklin.
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
     On loans secured by one-to-four family, owner-occupied properties, the Bank attempts to work out an alternative payment schedule with the borrower in order to avoid foreclosure action. Any loans that are modified are reviewed by the Bank to identify if a troubled debt restructuring has occurred. A troubled debt restructuring is when, for economic or legal reasons related to a borrower’s financial difficulties, the Bank grants a concession to the borrower that it would not otherwise consider based upon current market rates. The restructuring of the loan may include the transfer of assets from the borrower to satisfy the debt, a modification of loan terms, or a combination of the two. As of June 30, 2009 and December 31, 2008, troubled debt restructured loans amount to $3.5 million and $1.1 million, which was comprised of 58 and 16 loans, respectively. If such efforts by the Bank do not result in a satisfactory arrangement, the loan is referred to legal counsel at which time foreclosure proceedings are initiated. At any time prior to a sale of the property at foreclosure, the Bank may and will terminate foreclosure proceedings if the borrower is able to work out a satisfactory payment plan. On loans secured by commercial real estate or other business assets, the Bank similarly seeks to reach a satisfactory payment plan so as to avoid foreclosure or liquidation.

     The following table sets forth a summary of certain delinquency information as of the dates indicated:
Table 2 — Summary of Delinquency Information

	At June 30, 2009				At December 31, 2008
	60-89 days		90 days or more		60-89 days		90 days or more
	Number	Principal	Number	Principal	Number	Principal	Number	Principal
	of Loans	Balance	of Loans	Balance	of Loans	Balance	of Loans	Balance
	(Unaudited - Dollars in Thousands)
Commercial and Industrial	2	$108	23	$4,089	8	$1,672	9	$1,790
Commercial Real Estate	8	1,479	25	8,761	8	2,649	9	3,051
Commercial Construction	2	4,893	6	2,363	—	—	6	2,313
Small Business	10	119	51	1,571	12	303	32	1,025
Residential Real Estate	7	1,937	31	7,881	8	3,076	26	5,767
Residential Construction	—	—	—	—	—	—	—	—
Consumer — Home Equity	6	294	17	1,139	9	1,221	11	749
Consumer — Auto	78	697	26	118	94	869	75	552
Consumer — Other	34	300	75	609	44	256	42	205

Total	147	$9,827	254	$26,531	183	$10,046	210	$15,452

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
     Nonperforming Assets Nonperforming assets are comprised of nonperforming loans, nonperforming securities, Other Real Estate Owned (“OREO”) and other assets. Nonperforming loans consist of loans that are more than 90 days past due but still accruing interest and nonaccrual loans. Nonperforming securities consist of securities that are on nonaccrual status. OREO includes properties held by the Bank as a result of foreclosure or by acceptance of a deed in lieu of foreclosure. As of June 30, 2009, nonperforming assets totaled $41.0 million, an increase of $11.1 million from December 31, 2008. The increase in nonperforming assets is attributable mainly to increases in nonperforming loans in the commercial and industrial categories, OREO, and the nonaccrual securities, which is in part due to the impact of the Ben Franklin acquisition. Nonperforming assets represented 0.92% of total assets at June 30, 2009, as compared to 0.82% at December 31, 2008. The Bank had seventeen and seven properties totaling $6.1 million and $1.8 million held as OREO as of June 30, 2009 and December 31, 2008, respectively.
     Repossessed automobile loan balances continue to be classified as nonperforming loans and not as other assets, because the borrower has the potential to satisfy the obligation within twenty days from the date of repossession (before the Bank can schedule disposal of the collateral). The borrower can redeem the property by payment in full at any time prior to the property’s disposal by the Bank. Repossessed automobile loan balances amounted to $395,000 as of June 30, 2009, $642,000 at December 31, 2008 and $606,000 at June 30, 2008.

     The following table sets forth information regarding nonperforming assets held by the Company at the dates indicated.
Table 3 — Nonperforming Assets / Loans
(Unaudited — Dollars in Thousands)

	As of	As of	As of
	June 30,	December 31,	June 30,
	2009	2008	2008
Loans past due 90 days or more but still accruing
Consumer — Auto	$323	$170	$328
Consumer — Other	75	105	140

Total	$398	$275	$468

Loans accounted for on a nonaccrual basis (1)
Commercial and Industrial	$4,808	$1,942	$403
Small Business	1,743	1,111	934
Commercial Real Estate	12,505	12,370	2,263
Residential Real Estate	9,865	9,394	4,460
Consumer — Home Equity	1,695	1,090	1,380
Consumer — Auto	395	642	607
Consumer — Other	82	109	150

Total	$31,093	$26,658	$10,197

Total nonperforming loans	$31,491	$26,933	$10,665

Nonaccrual securities	3,120	910	—
Other assets in possession	270	231	—
Other real estate owned	$6,102	$1,809	$1,393

Total nonperforming assets	$40,983	$29,883	$12,058

Nonperforming loans as a percent of gross loans	0.93%	1.01%	0.41%

Nonperforming assets as a percent of total assets	0.92%	0.82%	0.36%

Restructured Loans	$3,477	$1,063	$—

(1)	There were $1.2 million and $74,000 restructured, nonaccruing loans at June 30, 2009 and December 31, 2008, respectively, and there were no restructured nonaccruing loans at June 30, 2008.
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
Potential problem commercial loans are those, which are not included in nonaccrual or non-performing loans and which are not considered troubled debt restructures, where known information about possible credit problems of the borrowers causes management to have concerns as to the ability of such borrowers to comply with present loan repayment terms. At both June 30, 2009 and December 31, 2008, the Bank had sixty-one and forty-five potential problem commercial loan relationships, respectively, which are not included in nonperforming loans with an outstanding balance of $103.6 million and $78.7 million, respectively. At June 30, 2009 and December 31, 2008, these potential problem loans continued to perform with respect to payments. Management actively monitors these loans and strives to minimize any possible adverse impact to the Bank.
     See the table below for interest income that was recognized or collected on the nonaccrual loans as of the dates indicated.
Table 4 — Interest Income Recognized/Collected on
Nonaccrual / Troubled Debt Restructured Loans

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Dollars in Thousands)
Interest income that would have been recognized, if nonaccruing loans at their respective dates had been performing	$599	$116	$1,745	$361

Interest income recognized, on troubled debt restructured accruing loans at their respective dates (1)	$40	n/a	$70	n/a

Interest collected on these nonaccrual and restructured loans and included in interest income (1)	$255	$112	$330	$131

(1)	There were no restructured loans at June 30, 2008.
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
     At June 30, 2009, impaired loans included all commercial real estate loans and commercial and industrial loans on nonaccrual status, troubled debt restructures, and other loans that have been categorized as impaired. Total impaired loans at June 30, 2009 and December 31, 2008 were $20.6 million and $15.6 million, respectively. Impaired loans exclude those loans acquired from Ben Franklin accounted for under SOP 03-3, such as those that had evidence of credit deterioration as of the acquisition date.

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
     The Company holds five collateralized debt obligation securities (“CDOs”) comprised of pools of trust preferred securities issued by banks and insurance companies, which are currently deferring interest payments on certain tranches within the bonds’ structures including the tranches held by the Company. The bonds are anticipated to continue to defer interest until cash flows are sufficient to satisfy certain collateralization levels designed to protect more senior tranches. As a result the Company has placed the five securities on nonaccrual status and has reversed any previously accrued income related to these securities.
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
     As of June 30, 2009, the allowance for loan losses totaled $40.1 million, or 1.19% of total loans as compared to $37.0 million, or 1.39% of total loans, at December 31, 2008. The increase in allowance was due to a combination of factors including changes in asset quality and organic loan growth. The decrease in the ratio of allowance to total loans was the result of the inability to carry over an allowance for loan losses associated with the acquisition in accordance with SFAS 141R. Loans obtained in connection with the acquisition have been recorded at fair value in accordance SFAS 141R. Determining the fair value of the acquired loans required estimating cash flows expected to be collected on the loans. Estimated credit losses on all acquired loans were considered in the determination of fair value as of the acquisition date. Based on management’s analysis, management believes that the level of the allowance for loan losses at June 30, 2009 is adequate.

     The following table summarizes changes in the allowance for loan losses and other selected loan data for the periods presented:
Table 5 — Summary of Changes in the Allowance for Loan Losses

	Quarter to Date
	June 30,	March 31,	December 31,	September 30,	June 30,
	2009	2009	2008	2008	2008
	(Unaudited - Dollars in Thousands)
Average loans	$3,300,169	$2,667,073	$2,617,938	$2,578,373	$2,550,066

Allowance for loan losses, beginning of period	$37,488	$37,049	$33,287	$33,231	$32,609
Charged-off loans:
Commercial and Industrial	31	20	64	21	163
Small Business	532	306	293	527	384
Commercial Real Estate	72	—	—	—	—
Residential Real Estate	207	94	362	—	—
Commercial Construction	—	2,059	—	—	—
Residential Construction	—	—	—	—	—
Consumer — Home Equity	611	254	220	819	124
Consumer — Auto	353	795	653	507	474
Consumer — Other	386	363	522	423	294

Total charged-off loans	2,192	3,891	2,114	2,297	1,439

Recoveries on loans previously charged-off:
Commercial and Industrial	5	2	118	26	3
Small Business	57	26	2	91	3
Commercial Real Estate	—	—	—	—	—
Residential Real Estate	—	104	—	—	—
Commercial Construction	—	—	—	—	—
Residential Construction	—	—	—	—	—
Consumer — Home Equity	3	3	3	3	—
Consumer — Auto	196	130	137	115	103
Consumer — Other	43	65	41	50	50

Total recoveries	304	330	301	285	159

Net loans charged-off	1,888	3,561	1,813	2,012	1,280
Provision for loan losses	4,468	4,000	5,575	2,068	1,902
Allowance related to business combinations	—	—	—	—	—

Total allowance for loan losses, end of period	$40,068	$37,488	$37,049	$33,287	$33,231

Net loans charged-off as a percent of average total loans (annualized)	0.23%	0.53%	0.28%	0.31%	0.19%
Total allowance for loan losses as a percent of total loans	1.19%	1.40%	1.39%	1.29%	1.29%
Total allowance for loan losses as a percent of nonperforming loans	127.24%	129.45%	137.56%	199.99%	311.59%
Net loans charged-off as a percent of allowance for loan losses (annualized)	18.85%	38.00%	19.57%	24.18%	15.41%
Recoveries as a percent of charge-offs (annualized)	13.87%	8.48%	14.24%	12.41%	11.05%
     The allowance for loan losses is allocated to various loan categories as part of the Bank’s process of evaluating the adequacy of the allowance for loan losses. During the quarter, allocated allowance amounts increased by approximately $2.6 million to $40.1 million at June 30, 2009.
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
Table 6 — Summary of Allocation of the Allowance for Loan Losses
(Unaudited — Dollars In Thousands)

	AT JUNE 30,		AT DECEMBER 31,
	2009		2008
		Percent of		Percent of
		Loans		Loans
	Allowance	In Category	Allowance	In Category
	Amount	To Total Loans*	Amount	To Total Loans
Allocated Allowances:
Commercial and Industrial	$7,747	11.9%	$5,532	10.2%
Small Business	2,658	3.2%	2,170	3.3%
Commercial Real Estate	16,533	42.3%	15,942	42.3%
Real Estate Construction	3,207	6.3%	4,203	6.9%
Real Estate Residential	2,593	15.6%	2,447	15.8%
Consumer — Home Equity	3,722	15.6%	3,091	15.2%
Consumer — Auto	2,201	3.9%	2,122	4.8%
Consumer — Other	1,407	1.2%	1,542	1.5%

Total Allowance for Loan Losses	$40,068	100.0%	$37,049	100.0%

*	does not include acquired loans accounted for under SOP 03-3 which are excluded from the allowance for loan loss.
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
     Amounts of allowance may also be assigned to individual loans on the basis of loan impairment. Certain loans are evaluated individually and are judged to be impaired when management believes it is probable that the Bank will not collect all of the contractual interest and principal payments as scheduled in the loan agreement. Under this method, loans are selected for evaluation based upon a change in internal risk rating, occurrence of delinquency, loan classification, loan modifications meeting the definition of a troubled debt restructure, or non-accrual status. A specific allowance amount is allocated to an individual loan when such loan has been deemed impaired and when the amount of a probable loss is able to be estimated on the basis of: (a) the present value of anticipated future cash flows or on the loan’s observable fair market value, or (b) the fair value of collateral, if the loan is collateral dependent. Loans evaluated individually for impairment and the amount of specific allowance assigned to such loans totaled $20.6 million and $2.8 million, respectively, at June 30, 2009 and $15.6 million and $2.1 million respectively, at December 31, 2008. Impaired loans at June 30, 2009 exclude those loans acquired from Ben Franklin which were recorded at fair value at the date of acquisition, and for which impaired loans were recorded based upon an estimate of cash flows to be collected over the life of the loan, which requires impaired loans identified at the acquisition date to be recorded at fair value.
     Goodwill and Identifiable Intangible Assets Goodwill and Identifiable Intangible Assets were $144.9 million and $125.7 million at June 30, 2009 and December 31, 2008, respectively. The increase is due to the Ben Franklin acquisition.
     Securities Securities increased by $38.6 million, or 6.1%, during the quarter ended June 30, 2009 as compared to December 31, 2008. The increase was primarily attributable to the acquisition. The ratio of securities to total assets as of June 30, 2009 was 15%, compared to 18% at December 31, 2008.
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

Declines in the fair value of non-trading securities below their amortized cost basis that are deemed to be OTTI are written down to fair value. For those securities within the scope of EITF 99-20, management determines whether the decline in fair value is associated with an anticipated reduction in expected future cash flows or whether it is a result of change in prevailing interest rates, lack of liquidity or some other market factors as noted above. The Company assesses whether a credit loss exists by utilizing the present value of management’s best estimate of expected future cash flows. In essence, to the extent amortized cost of an individual security is not supported by the estimated future cash flows, the OTTI is deemed to be related to credit loss. Any portion of a decline in value associated with credit loss will be recognized in income with the remaining non-credit related component being recognized in OCI. The Company deemed certain pooled trust preferred securities and one private collateralized mortgage backed security to be OTTI during the second quarter of 2009, and accordingly recorded OTTI of $2.2 million. The Company determined that $1.7 million was credit related and was therefore charged to non-interest income, with the remainder of the impairment being recorded through OCI. Further analysis of the Company’s OTTI can be found in Note 4 “Securities” within Condensed Notes to Unaudited Consolidated Financial Statements.
     Federal Home Loan Bank Stock The Company held an investment in Federal Home Loan Bank Boston (“FHLBB”) of $36.4 million and $24.6 million at June 30, 2009 and December 31, 2008, respectively. The FHLBB is a cooperative that provides services to its member banking institutions. The primary reason for joining the FHLBB was to obtain funding from the FHLBB. The purchase of stock in the FHLBB is a requirement for a member to gain access to funding. The Company purchases FHLBB stock proportional to the volume of funding received and views the purchases as a necessary long-term investment for the purposes of balance sheet liquidity and not for investment return.
     In February 2009 the FHLBB announced that it has indefinitely suspended its dividend payment beginning in the first quarter of 2009, and will continue the moratorium, put into effect during the fourth quarter of 2008, on all excess stock repurchases in an effort to help preserve capital. In addition, the FHLBB reported a net loss for the year ended December 31, 2008 and for the three months ended March 31, 2009. These factors were considered by the Company’s management when determining if an other-than-temporary impairments exists with respect to the Company’s investment in FHLBB. The Company also reviewed recent public filings, rating agency’s analysis which showed high ratings, capital position which exceeds all required capital levels, and other factors. As a result of the Company’s review for OTTI, management deemed the investment in the FHLBB stock not to be OTTI as of June 30, 2009 and it will continue to be monitored closely. There can be no assurance as to the outcome of management’s future evaluation of the Company’s investment in the FHLBB.
     Deposits Total deposits of $3.3 billion increased 28.9% at June 30, 2009 compared to $2.6 billion at December 31, 2008. The Company acquired deposits of $701.4 as a result of the Ben Franklin acquisition. As shown in the table below, excluding the impact of the acquisition, there was organic growth of $44.5 million, which is generally due to customers retaining additional balances in their accounts in light of a turbulent stock market, offset by reductions in the time deposit category to manage the Company’s cost of funds.

Table 7 — Effect of Benjamin Franklin Bancorp. Acquisition on Deposits

			Benjamin
	June 30,	December 31,	Franklin	Organic
	2009	2008	Acquisition	Growth/Loss
	(Dollars in Thousands)
Deposits
Demand Deposits	$699,173	$519,326	$122,391	$57,456
Savings and Interest Checking	987,202	725,313	172,263	89,626
Money Market	667,665	488,345	164,369	14,951
Time Certificates of Deposit	970,903	846,096	242,384	(117,577)

Total Deposits	$3,324,943	$2,579,080	$701,407	$44,456

     Borrowings Total borrowings decreased $27.4 million, or 3.9%, from December 31, 2008 to $667.9 million at June 30, 2009.
     Stockholders’ Equity Stockholders’ equity as of June 30, 2009 totaled $397.6 million, as compared to $305.3 million at December 31, 2008. The increase in equity is primarily due to the Ben Franklin acquisition.
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
     The Company reported net income of $660,000, a $5.2 million, or an 88.7% decrease, for the second quarter of 2009 as compared to the second quarter of 2008. Net loss available to the common shareholder was $3.9 million, which includes preferred stock dividends recorded during the second quarter. There was $4.5 million of preferred stock dividends recorded during the second quarter of 2009. On a diluted earnings per share basis the Company reported a loss of $0.19 for the three months ended June 30, 2009, compared to earnings of $0.36 for the three months ended June 30, 2008. The Company reported net income of $7.0 million, a $5.1 million, or a 41.9% decrease, for the six months ended June 30, 2009 as compared to the same period in 2008. Net income available to the common shareholder was $1.3 million, which includes preferred stock dividends recorded for the six months ended June 30, 2009. There were no preferred stock dividends recorded during the first six months of 2008 as the Company did not have preferred stock in that period. Diluted earnings per share were $0.07 for the six months ended June 30, 2009, compared to $0.79 for the six months ended June 30, 2008.
     Net Interest Income The amount of net interest income is affected by changes in interest rates and by the volume and mix of interest earning assets and interest bearing liabilities.

     On a fully tax equivalent basis, net interest income for the second quarter of 2009 increased $9.1 million, or 30.3%, to $39.3 million, as compared to the second quarter of 2008. The Company’s net interest margin was 3.88% for the quarter ended June 30, 2009 as compared to 4.01% for the quarter ended June 30, 2008. The Company’s interest rate spread (the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities) was 3.58% for the second quarter of 2009 and 2008.
     The yield on earning assets was 5.23% for the quarter ending June 30, 2009, compared with 5.93% in the same quarter ending in 2008. The average balance of securities has increased by $202.1 million, or 43.4%, as compared with the prior year, while the yield on securities has decreased 42 basis points to 4.65%. The average balance of loans increased by $750.1 million, or 29.4%, and the yield on loans decreased by 60 basis points to 5.48% for the second quarter of 2009 compared to 6.08% for the second quarter in 2008. The primary reason for these increases is the Ben Franklin acquisition.
     For the three months ending June 30, 2009 the cost of funds decreased 55 basis points to 1.37% as compared to the same period in 2008 and the average balance of interest-bearing liabilities increased by $862.2 million, or 35.0%. The average cost of these interest bearing liabilities decreased to 1.65% for the quarter ending June 30, 2009 as compared to 2.35% in the same period in 2008. The primary reason for these decreases is the active management of deposit costs.
     The following tables present the Company’s daily average balances, net interest income, interest rate spread, and net interest margin for the three and six months ending June 30, 2009 and June 30, 2008. For purposes of the table and the following discussion, income from interest-earning assets and net interest income are presented on a fully-taxable equivalent basis by adjusting income and yields earned on tax-exempt interest received on securities and loans, to make them equivalent to income and yields on fully-taxable earning assets. The fully-taxable equivalent was calculated assuming a federal income tax rate of 35%.

Table 8 — Average Balance, Interest Earned/Paid & Average Yields
(Unaudited — Dollars in Thousands)

		INTEREST			INTEREST
	AVERAGE	EARNED/	AVERAGE	AVERAGE	EARNED/	AVERAGE
	BALANCE	PAID	YIELD/RATE	BALANCE	PAID	YIELD/RATE
FOR THE THREE MONTHS ENDED JUNE 30,	2009	2009	2009	2008	2008	2008
Interest-Earning Assets:
Federal Funds Sold and Short Term Investments	$86,883	$70	0.32%	$754	$15	7.96%
Securities:
Trading Assets	13,965	44	1.26%	3,446	39	4.53%
Taxable Investment Securities (1)	632,587	7,370	4.66%	420,204	5,126	4.88%
Non-taxable Investment Securities (1)(2)	20,950	342	6.53%	41,722	730	7.00%

Total Securities:	667,502	7,756	4.65%	465,372	5,895	5.07%
Loans (2)	3,300,169	45,229	5.48%	2,550,066	38,768	6.08%

Total Interest-Earning Assets	$4,054,554	$53,055	5.23%	$3,016,192	$44,678	5.93%

Cash and Due from Banks	77,263			67,974
Federal Home Loan Bank Stock	35,065			24,603
Other Assets	299,108			228,552

Total Assets	$4,465,990			$3,337,321

Interest-Bearing Liabilities:
Deposits:
Savings and Interest Checking Accounts	$964,929	$1,326	0.55%	$691,150	$1,493	0.86%
Money Market	666,232	1,713	1.03%	482,638	2,124	1.76%
Time Deposits	974,449	5,402	2.22%	739,389	5,922	3.20%

Total Interest-Bearing Deposits:	2,605,610	8,441	1.30%	1,913,177	9,539	1.99%
Borrowings:
Federal Home Loan Bank Borrowings	$449,311	$2,972	2.65%	$330,881	$2,762	3.34%
Federal Funds Purchased and Assets Sold Under Repurchase Agreement	173,992	812	1.87%	144,012	1,116	3.10%
Junior Subordinated Debentures	61,857	940	6.08%	61,857	989	6.40%
Subordinated Debentures	30,000	541	7.21%	—	—	—
Other Borrowings	2,105	—	0.00%	10,757	62	2.31%

Total Borrowings:	717,265	5,265	2.94%	547,507	4,929	3.60%

Total Interest-Bearing Liabilities	$3,322,875	$13,706	1.65%	$2,460,684	$14,468	2.35%

Demand Deposits	673,448			547,048

Other Liabilities	61,582			26,114

Total Liabilities	4,057,905			3,033,846
Stockholders’ Equity	408,085			303,475

Total Liabilities and Stockholders’ Equity	$4,465,990			$3,337,321

Net Interest Income		$39,349			$30,210

Interest Rate Spread (3)			3.58%			3.58%

Net Interest Margin (3)			3.88%			4.01%

Supplemental Information:
Total Deposits, including Demand Deposits	$3,279,058	$8,441		$2,460,225	$9,539
Cost of Total Deposits			1.03%			1.55%
Total Funding Liabilities, including Demand Deposits	$3,996,323	$13,706		$3,007,732	$14,468
Cost of Total Funding Liabilities			1.37%			1.92%

(1)	Available for sale investment securities are at average fair value.

(2)	The total amount of adjustment to present interest income and yield on a fully tax-equivalent basis is $249 and $367 for the three months ended June 30, 2009 and 2008, respectively. Also, non-accrual loans have been included in the average loan category; however, unpaid interest on non-accrual loans has not been included for purposes of determining interest income.

(3)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities. Net interest margin represents annualized net interest income as a percent of average interest-earning assets.

Table 9 — Average Balance, Interest Earned/Paid & Average Yields
(Unaudited — Dollars in Thousands)

		INTEREST			INTEREST
	AVERAGE	EARNED/	AVERAGE	AVERAGE	EARNED/	AVERAGE
	BALANCE	PAID	YIELD/RATE	BALANCE	PAID	YIELD/RATE
FOR THE SIX MONTHS ENDED JUNE 30,	2009	2009	2009	2008	2008	2008
Interest-Earning Assets:
Federal Funds Sold and Short Term Investments	$104,043	$268	0.52%	$689	$35	10.16%
Securities:
Trading Assets	8,367	69	1.65%	3,012	66	4.38%
Taxable Investment Securities (1)	599,376	14,307	4.77%	412,262	10,150	4.92%
Non-taxable Investment Securities (1)(2)	25,530	809	6.34%	43,778	1,466	6.70%

Total Securities:	633,273	15,185	4.80%	459,052	11,682	5.09%
Loans (2)	2,985,370	81,294	5.45%	2,378,702	74,053	6.23%

Total Interest-Earning Assets	$3,722,686	$96,747	5.20%	$2,838,443	$85,770	6.04%

Cash and Due from Banks	68,718			64,286
Federal Home Loan Bank Stock	29,863			22,033
Other Assets	275,340			199,440

Total Assets	$4,096,607			$3,124,202

Interest-Bearing Liabilities:
Deposits:
Savings and Interest Checking Accounts	$853,096	$2,322	0.54%	$643,469	$3,084	0.96%
Money Market	592,743	3,409	1.15%	474,349	4,702	1.98%
Time Deposits	903,218	11,117	2.46%	673,394	12,068	3.58%

Total Interest-Bearing Deposits:	2,349,057	16,848	1.43%	1,791,212	19,854	2.22%
Borrowings:
Federal Home Loan Bank Borrowings	$429,827	$5,647	2.63%	$315,730	$5,704	3.61%
Federal Funds Purchased and Assets Sold Under Repurchase Agreement	173,441	1,668	1.92%	141,644	2,270	3.21%
Junior Subordinated Debentures	61,857	1,887	6.10%	58,458	1,848	6.32%
Subordinated Debentures	30,000	1,078	7.19%	—	—	n/a
Other Borrowings	1,939	—	0.00%	7,597	106	2.79%

Total Borrowings:	697,064	10,280	2.95%	523,429	9,928	3.79%

Total Interest-Bearing Liabilities	$3,046,121	$27,128	1.78%	$2,314,641	$29,782	2.57%

Demand Deposits	602,331			511,033

Other Liabilities	52,048			20,793

Total Liabilities	3,700,500			2,846,467
Stockholders’ Equity	396,107			277,735

Total Liabilities and Stockholders’ Equity	$4,096,607			$3,124,202

Net Interest Income		$69,619			$55,988

Interest Rate Spread (3)			3.42%			3.47%

Net Interest Margin (3)			3.74%			3.94%

Supplemental Information:
Total Deposits, including Demand Deposits	$2,951,388	$16,848		$2,302,245	$19,854
Cost of Total Deposits			1.14%			1.72%
Total Funding Liabilities, including Demand Deposits	$3,648,452	$27,128		$2,825,674	$29,782
Cost of Total Funding Liabilities			1.49%			2.11%

(1)	Available for sale investment securities are at average fair value.

(2)	The total amount of adjustment to present interest income and yield on a fully tax-equivalent basis is $531 and $741 for the six months ended June 30, 2009 and 2008, respectively. Also, non-accrual loans have been included in the average loan category; however, unpaid interest on non-accrual loans has not been included for purposes of determining interest income.

(3)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities. Net interest margin represents annualized net interest income as a percent of average interest-earning assets.

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
Table 10 — Volume Rate Analysis

	Three Months Ended June 30,			Six Months Ended June 30,
	2009 Compared to 2008			2009 Compared to 2008
	Change	Change		Change	Change
	Due to	Due to	Total	Due to	Due to	Total
	Rate (1)	Volume	Change	Rate	Volume	Change
	(Unaudited - Dollars in Thousands)
Income on Interest-Earning Assets:
Federal Funds Sold	$(1,658)	$1,713	$55	$(5,017)	$5,250	$233
Securities:
Taxable Securities	(347)	2,591	2,244	(450)	4,607	4,157
Non-Taxable Securities (2)	(25)	(363)	(388)	(46)	(611)	(657)
Trading Assets	(114)	119	5	(114)	117	3

Total Securities:	(486)	2,347	1,861	(610)	4,113	3,503
Loans (2) (3)	(4,943)	11,404	6,461	(11,646)	18,887	7,241

Total	$(7,087)	$15,464	$8,377	$(17,273)	$28,250	$10,977

Expense of Interest-Bearing Liabilities:
Deposits:
Savings and Interest Checking Accounts	$(758)	$591	$(167)	$(1,767)	$1,005	$(762)
Money Market	(1,219)	808	(411)	(2,467)	1,174	(1,293)
Time Deposits	(2,403)	1,883	(520)	(5,070)	4,119	(951)

Total Interest-Bearing Deposits:	(4,380)	3,282	(1,098)	(9,304)	6,298	(3,006)
Borrowings:
Federal Home Loan Bank Borrowings	$(779)	$989	$210	$(2,118)	$2,061	$(57)
Federal Funds Purchased and Assets Sold Under Repurchase Agreements	(536)	232	(304)	(1,112)	510	(602)
Junior Subordinated Debentures	(49)	—	(49)	(68)	107	39
Subordinated Debentures	541	—	541	1,078	—	1,078
Other Borrowings	(12)	(50)	(62)	(27)	(79)	(106)

Total Borrowings:	(835)	1,171	336	(2,247)	2,599	352

Total	$(5,215)	$4,453	$(762)	$(11,551)	$8,897	$(2,654)

Change in Net Interest Income	$(1,872)	$11,011	$9,139	$(5,722)	$19,353	$13,631

(1)	The changes for each category of interest income and expense are divided between the portion of change attributable to the variance in volume and the portion of the change attributable to the variances in rate for that category. The unallocated change in rate or volume variance has been allocated to the rate variances.

(2)	The total amount of the adjustment to present income and yield on a fully tax-equivalent basis is $249 and $367 for the three months ended June 30, 2009 and 2008, respectively and $531 and $741 for the six months ended June 30, 2009 and 2008 respectively.

(3)	Loans include portfolio loans, loans held for sale and nonperforming loans; however unpaid interest on nonaccrual loans has not been included for purposes of determining interest income.
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
     The provision for loan losses increased to $4.5 million and $8.5 million for the three and six months ended June 30, 2009, respectively, compared with $1.9 million and 3.2 million reported in the comparable year-ago period, respectively. The ratio of the allowance for loan losses to total loans was 1.19%, at June 30, 2009 compared to 1.39%, at December 31, 2008 and 1.29% at June 30, 2008, the decrease resulted from the acquisition and the inability to carryover the allowance for loan losses as part of the acquisition.
     Loans obtained in connection with the acquisition have been recorded at fair value in accordance with SFAS 141R, which prohibits the carry over of the allowance for credit losses. The Company’s evaluation of loans with evidence of loan deterioration as of the acquisition date resulting in a non accretable difference of $806,000 which represents the loans contractually required payments receivable in excess of the amounts of its cash flows expected to be collected. Determining the fair value of the acquired loans required estimating cash flows expected to be collected on the loans. Estimated credit losses on all acquired loans were considered in the determination of fair value as of the acquisition date.
     The increase in the amount of the provision for loan losses is the result of a combination of factors including: shifting growth rates among various components of the Bank’s loan portfolio with differing facets of risk; higher levels of net loan charge-offs in early 2009; and changing expectations with respect to the economic environment, increases in specific allocations for impaired loans, and the level of loan delinquencies and non-performing loans. While the total loan portfolio increased by 31.2% for the quarter ended June 30, 2009, as compared to the same period in 2008, growth among the commercial components of the loan portfolio outpaced growth among those consumer components, which exhibit different credit risk characteristics.
     Regional and local general economic conditions continued to deteriorate during the first half of 2009, as measured in terms of employment levels, statewide economic activity, and current and leading indicators of economic confidence. Additionally, continued weakening market fundamentals were observed in residential real estate markets. These observations, when combined with financial market fallout from the sub prime mortgage crisis, have raised concern that general economic conditions may remain weak through the remainder of 2009.
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
     Non-Interest Income Non-interest income increased by $5.3 million, or 67.3%, and $7.2 million, or 43.6%, during the three and six months ended June 30, 2009, respectively, as compared to the same period in the prior year. The change in non-interest income is attributable to the following.
     Service charges on deposit accounts increased by $295,000, or 7.4%, and $307,000, or 4.0%, during the three and six months ended June 30, 2009, respectively.
     Wealth management revenue decreased by $404,000, or 13.0%, and $750,000, or 13.0%. Assets under management at June 30, 2009 were $1.2 billion, a decrease of $99.4 million, or 8.0% as compared to the same period a year ago. The decrease is due to the general declines in the stock market in these comparable periods, offset by positive net new client asset flows.
     Mortgage banking income increased by $1.0 million, or 107.9% and $1.1 million, or 52.1%, as a result of increased sales activity and increased originations due to low interest rates. The balance of the mortgage servicing asset was $2.7 million and loans serviced amounted to $380.9 million as of June 30, 2009, as compared to a mortgage servicing asset balance of $2.0 million and loans serviced amounting to $259.3 million at June 30, 2008.
     The Company recorded a loss of $25,000 and a gain of $1.4 million on the sale of securities, during the three and six months ended June 30, 2009, respectively. There was a net loss on the sale of securities of $609,000 during the six months ended June 30, 2008.
     The Company recorded a $3.8 million gain resulting from the termination of an interest rate swap, during the quarter ended June 30, 2009, mainly due to the repayment of certain borrowings and their associated hedge positions as a result of strong balance sheet liquidity. There were no terminations of interest rate swaps during the period ended June 30, 2008
     The Company deemed certain pooled trust preferred securities and one private collateralized mortgage backed security to be OTTI during the second quarter of 2009. The Company recorded a total impairment charge of $2.2 million of which $1.7 million was determined to be credit related and accordingly charged through earnings. The remainder of the impairment was recorded through OCI. The Company recorded no OTTI during the first quarter of 2009.
     Other non-interest income increased by $638,000, or 76.1% and $966,000, or 55.5%, for the three and six months ended June 30, 2009, as compared to the same period in 2008.
     Non-Interest Expense Non-interest expense increased by $18.5 million, or 65.9% and $22.8 million, or 43.7%, for the three and six months ended June 30, 2009, as compared to the same period in 2008.
     Salaries and employee benefits increased by $2.2 million, or 14.7% and $2.9 million, or 10.0%. The increase in salaries and benefits is attributable the Ben Franklin acquisition, commissions, incentive programs, and medical insurance increases.
     Occupancy and equipment expense increased by $901,000, or 27.9% and $1.7 million, or 27.8%. The increase is mainly due to an increase in rent and maintenance expense relating to the Ben Franklin acquisition.
     Data processing and facilities management expense increased by $183,000, or 12.9% and $315,000, or 11.7%.
     The Company recorded merger and acquisition expenses of $10.8 million and $12.4 million, associated with the acquisition of Ben Franklin for the three and six months ended June 30, 2009, consistent with new accounting standards effective January 1, 2009 regarding business combinations.

     The FDIC Insurance assessment increased by $3.8 million and $4.3 million, mainly due to the special assessment estimated to be $2.1 million imposed to replenish the deposit insurance fund.
     During the six months ended June 30, 2008, the Company recognized a $418,000 recovery on a 2002 WorldCom bond loss.
     Other non-interest expense increased by $954,000, or 11.9% and $1.9 million, or 14.2%. The increase is in part attributable to increases in advertising, amortization of intangibles, legal fees, leasehold improvement write-offs, and other real estate owned valuation mark downs and the Ben Franklin acquisition.
     Income Taxes For the quarters ending June 30, 2009 and June 30, 2008, the Company recorded combined federal and state income tax provisions of $639,000 and $2.0 million, respectively. The effective tax rate is positively impacted by the Company’s New Market Tax Credit allocation, a schedule showing the expected tax credit recognition by year is shown in the table below.
Table 11 — New Markets Tax Credit Recognition Schedule
(Unaudited Dollars in Thousands)

									Total
Investment		2004 - 2008	2009	2010	2011	2012	2013	2014	Credits
2004	$15M	$4,050	$900	$900	$—	$—	$—	$—	$5,850
2005	15M	3,150	900	900	900	—	—	—	5,850
2007	38.2M	3,820	1,910	2,292	2,292	2,292	2,292	—	14,898
2008	6.8M	340	340	340	408	408	408	408	2,652

Total	$85M	$11,360	$4,050	$4,432	$3,600	$2,700	$2,700	$408	$29,250

     Additionally, on May 27, 2009 the United States Secretary of the Treasury announced that Rockland Trust Community Development Corporation, a wholly-owned, second-tier subsidiary of the Company, was awarded $50 million in tax credit allocation authority under the federal New Markets Tax Credit Program. The Company will be eligible to receive tax credits over a seven year period totaling 39% of its award, or $19.5 million, as it begins to invest capital into the subsidiary which will lend to qualifying businesses in low income communities, which the Company anticipates investing in the later half of 2009.
     Return on Average Assets and Equity The annualized consolidated returns on average common equity and average assets for the three months ended June 30, 2009 were (3.95%) and (0.35%), respectively, compared to 7.67% and 0.70%, reported for the same period last year. The annualized consolidated returns on average common equity and average assets for the six months ended June 30, 2009 were 0.76% and 0.07%, respectively, compared to 8.73% and 0.78%, reported for the same period last year.

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
     At June 30, 2009 and December 31, 2008 the Bank was a party to interest rate swaps, designated as “cash flow” hedges. The purpose of these derivative instruments are to hedge the variability in the cash outflows of variable rate borrowings attributable to changes in interest rate effectively converting the borrowings to fixed rate. The table below shows interest rate derivatives the Bank held as of June 30, 2009 and December 31, 2008:

Table 12 — Derivative Positions
(Dollars In Thousands)
Asset-Liability Management Positions
As of June 30, 2009

					Receive		Pay Fixed
	Notional	Trade	Effective	Maturity	(Variable)	Current Rate	Swap Rate/	Fair Value
	Amount	Date	Date	Date	Index	Received	Cap Strike Rate	at June 30, 2009
	(Unaudited Dollars in Thousands)
Interest Rate Swaps
	$35,000	19-Mar-08	19-Mar-08	20-Jan-10	3 Month LIBOR	1.11%	2.28%	$(308)
	25,000	16-Feb-06	28-Dec-06	28-Dec-16	3 Month LIBOR	0.63%	5.04%	(2,894)
	25,000	16-Feb-06	28-Dec-06	28-Dec-16	3 Month LIBOR	0.63%	5.04%	(2,838)
	25,000	8-Dec-08	10-Dec-08	10-Dec-13	3 Month LIBOR	0.65%	2.65%	83
	25,000	9-Dec-08	10-Dec-08	10-Dec-13	3 Month LIBOR	0.65%	2.59%	145
	25,000	9-Dec-08	10-Dec-08	10-Dec-18	3 Month LIBOR	0.65%	2.94%	1,062
	25,000	16-Dec-08	18-Dec-08	18-Dec-13	3 Month LIBOR	0.61%	2.09%	491

Total	$185,000						Total	$(4,259)
As of December 31, 2008

					Receive		Pay Fixed
	Notional	Trade	Effective	Maturity	(Variable)	Current Rate	Swap Rate/	Fair Value at
	Amount	Date	Date	Date	Index	Received	Cap Strike Rate	December 31, 2008
	(Unaudited Dollars in Thousands)
Interest Rate Swaps
	$35,000	19-Mar-08	19-Mar-08	20-Jan-10	3 Month LIBOR	4.50%	2.28%	$(321)
	25,000	16-Feb-06	28-Dec-06	28-Dec-16	3 Month LIBOR	2.00%	5.04%	(4,890)
	25,000	16-Feb-06	28-Dec-06	28-Dec-16	3 Month LIBOR	2.00%	5.04%	(4,877)
	25,000	8-Dec-08	10-Dec-08	10-Dec-13	3 Month LIBOR	2.19%	2.65%	(616)
	25,000	9-Dec-08	10-Dec-08	10-Dec-13	3 Month LIBOR	2.19%	2.59%	(547)
	25,000	9-Dec-08	10-Dec-08	10-Dec-18	3 Month LIBOR	2.19%	2.94%	(987)
	25,000	9-Dec-08	10-Dec-08	10-Dec-18	3 Month LIBOR	2.19%	2.94%	(1,001)
	25,000	16-Dec-08	18-Dec-08	18-Dec-13	3 Month LIBOR	1.85%	2.09%	(22)
	25,000	17-Dec-08	19-Dec-08	19-Dec-18	3 Month LIBOR	1.58%	2.24%	445

Total	$235,000						Total	$(12,816)
Customer-Related Positions

	Notional Amount Maturing
As of June 30, 2009	2009	2010	2011	2012	Thereafter	Total	Fair Value
	(Unaudited Dollars in Thousands)
Interest Rate Contracts
Receive fixed, pay variable	—	—	—	—	$50,237	$50,237	$(351)

Pay fixed, receive variable	—	—	—	—	$50,237	$50,237	$448

	Notional Amount Maturing
As of December 31, 2008	2009	2010	2011	2012	Thereafter	Total	Fair Value
	(Unaudited Dollars in Thousands)
Interest Rate Contracts
Receive fixed, pay variable	—	—	—	—	$20,403	$20,403	$(1,048)

Pay fixed, receive variable	—	—	—	—	$20,403	$20,403	$1,012
     As part of a strategy to manage the Company’s excess cash position the Company repaid $50.0 million in short term borrowings. This resulted in a need to exit two interest rate swaps. On June 9, 2009, the Company exited two swaps totaling $50.0 million in notional value of LIBOR based hedging three month revolving FHLB borrowings. On the date of termination, a final effectiveness test based on the Company’s best estimate of the future forecasted 90 day FHLB advances was performed. Based on an internal assessment the Company concluded that $25 million of the hedged FHLB advances were probable not to occur. The Company then used an estimate of future borrowings to build the new hypothetical derivatives to be used in the final effectiveness tests.

     As a result of this final effectiveness test, the first terminated swap remained 100% effective through the date of termination. The cumulative balance of $1.4 million in OCI will be amortized over the remaining life of the swap transaction to the extent the hedged forecasted transactions remain probable, which is in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”).
     The second swap failed the final effectiveness test as a result of the Company’s assessment that they would no longer maintain the hedged transactions through maturity. The hedge was subsequently marked to market through earnings for the second quarter through the date of termination. All amounts deferred in OCI were immediately reclassified to earnings on June 9, 2009, in accordance with SFAS 133. The mark to market adjustment and reclassification of OCI resulted in a gain of $3.8 million, pre-tax, recognized in non interest income, in the second quarter of 2009.
     In March 2008, the Company exited a $35.0 million notional value LIBOR based interest rate swap hedging 3 month revolving FHLB advances with Bear Stearns and replaced it with a $35.0 million notional value LIBOR based interest rate swap hedging 3 month revolving FHLB advances with Citigroup Financial. Upon exiting the swap, a $1.2 million loss remained in OCI, net of tax, which is being amortized into interest expense on borrowings over the original maturity of the swap (until January 2010.)
     Associated net amortization on these swaps of $144,000 and $299,000 was recognized in interest expense on borrowings in the three and six months ended June 30, 2009.
     The maximum length of time over which the entity is hedging its exposure to the variability in future cash flows for forecasted transactions excluding those forecasted transactions related to the payment of variable interest on existing financial instrument is ten years.
     Customer-Related Positions Interest rate derivatives, primarily interest-rate swaps, offered to commercial borrowers through the Bank’s hedging program are designated as speculative under SFAS 133. However, the Bank believes that its exposure to commercial customer derivatives is limited because these contracts are simultaneously matched at inception with an identical dealer transaction. The commercial customer hedging program allows the Bank to retain variable-rate commercial loans while allowing the customer to synthetically fix the loan rate by entering into a variable-to-fixed interest rate swap. For the quarter ended June 30, 2009, the Bank had a total notional amount of $50.2 million of interest rate swap agreements with commercial borrowers and an equal notional amount of dealer transactions. It is anticipated that over time customer interest rate derivatives will reduce the interest rate risk inherent in the longer-term, fixed-rate commercial business and real estate loans. The customer-related positions summarized in Table 12 include the thirteen customer and offsetting dealer transactions.
     The table below shows the fair value amounts of derivative instruments designated as hedges and their position in the balance sheet. The Bank does not offset fair value amounts recognized for derivative instruments.

Table 13 — Fair Values of Derivative Instruments
(In thousands)

	Asset Derivatives				Liability Derivatives
	2009		2008		2009		2008
	Balance		Balance
	Sheet	Fair	Sheet		Balance Sheet		Balance Sheet
As of June 30,	Location	Value	Location	Fair Value	Location	Fair Value	Location	Fair Value
Derivatives designated as hedging instruments under Statement 133
Interest rate contracts	Other Assets	$1,781	Other Assets	$544	Other Liabilities	$6,040	Other Liabilities	$2,072

     The table below shows the gain and losses on derivatives.
Table 14 — Gain/Losses on Derivatives

Amount of Gain/(Loss)
				Amount of Gain/(Loss)		Recognized in Income on	Amount of Gain/(Loss) Recognized in
	Amount of Gain/(Loss)		Location of Gain/(Loss)	Reclassified from Accumulated		Derivative (Ineffective	Income on Derivative (Ineffective Portion
	Recognized in OCI on Derivative		Reclassified from	OCI Into Income (Effective		Portion and Amount	and Amount excluded from Effectiveness
Derivatives in Statement 133 Cash	(Effective Portion)		Accumulated OCI into	Portion)		excluded from	Testing
Flow Hedging Relationships	6/30/2009	6/30/2008	Income (Effective Portion) (a)	6/30/2009	6/30/2008	Effectiveness Testing) (a)	6/30/2009	6/30/2008
Interest rate contracts	$6,615	$198	Interest income/ (expense)	$2,015	$474	Interest income/ (expense)	$4,317	$213

Total	$6,615	$198		$2,015	$474		$4,317	$213

(a)	See above for additional information on the Company’s purpose for entering into derivatives not designated as hedging instruments and its overall risk management strategies.
     The Company expects approximately $2.1 million to be reclassed to earnings from OCI in the next twelve months.
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

     The following table set forth the fair value of residential mortgage loan commitments and forward sales agreements at the periods indicated:
Table 15 — Fair Value of Residential Mortgage Loan Commitments and Forward Sales Agreements

	Fair Value at
	June 30,	December 31,
	2009	2008
	(Dollars in Thousands)
Residential Mortgage Loan Commitments	$352	$338
Forward Sales Agreements	$428	$29

	Change for the Six Months
	Ended June 30,
	2009	2008
Residential Mortgage Loan Commitments	$14	$(92)
Forward Sales Agreements	399	176

Total Change in Fair Value	$413	$84

Changes in these fair values are recorded as a component of mortgage banking income.
     Market Risk Market risk is the sensitivity of income to changes in interest rates, foreign exchange rates, commodity prices and other market-driven rates or prices. The Company has no trading operations, with the exception of accounts managed by the Company’s investment management group within a trust to fund non-qualified executive retirement obligations.  Additionally, the Company has a $3.2 million equities portfolio at June 30, 2009, of which $1.2 million was acquired as part of the Slades transaction and $2.0 was acquired as part of the Ben Franklin transaction. The equity positions are comprised of a closed-end management investment fund whose objective is to invest in geographically specific private placement debt securities designed to support underlying economic activities such as community development and affordable housing.
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
     The Company’s policy on interest-rate risk simulation specifies that if interest rates were to shift gradually up or down 200 basis points, estimated net interest income for the subsequent 12 months should decline by less than 6.0%. Given the unusually low rate environment at June 30, 2009 the Company assumed a 100 basis point decline in interest rates, for certain points of the yield curve, in addition to the normal 200 basis point increase in rates. The Company was well within policy limits at June 30, 2009 and 2008.
     The following table sets forth the estimated effects on the Company’s net interest income over a 12-month period following the indicated dates in the event of the indicated increases or decreases in market interest rates:
Table 16 — Interest Rate Sensitivity

	200 Basis Point	100 Basis Point
	Rate Increase	Rate Decrease
June 30, 2009	(3.0%)	0.3%
June 30, 2008	(3.3%)	0.0%
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
     The most significant factors affecting market risk exposure of the Company’s net interest income during the second quarter of 2009 were (i) the shape of the U.S. Government securities and interest rate swap yield curve, (ii) the level of U.S. prime interest rate and LIBOR rates, and (iii) the level of rates paid on deposit accounts.
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
     The Company, as a separately incorporated bank holding company, has no significant operations other than serving as the sole stockholder of the Bank. Its commitments and debt service requirement at June, 2009 consist of $61.9 million in junior subordinated debentures, including accrued interest.
     The Company actively manages its liquidity position under the direction of the Asset/Liability Management Committee. Periodic review under prescribed policies and procedures is intended to ensure that the Company will maintain adequate levels of available funds. At June 30, 2009, the Company’s liquidity position was above policy guidelines. Management believes that the Bank has adequate liquidity available to respond to current and anticipated liquidity demands.
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
     The Company’s and the Bank’s actual capital amounts and ratios are also presented in the following table.

Table 17 — Company and Bank’s Capital Amounts and Ratios

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
			(Dollars in Thousands)
As of June 30, 2009:

Company: (Consolidated)
Total capital (to risk weighted assets)	$399,353	11.55%	276,664 ≥	8.0%	N/A		N/A
Tier 1 capital (to risk weighted assets)	329,285	9.52	138,332 ≥	4.0	N/A		N/A
Tier 1 capital (to average assets)	329,285	7.60	173,340 ≥	4.0	N/A		N/A

Bank:
Total capital (to risk weighted assets)	$386,233	11.14%	$277,313 ≥	8.0%	$346,641	≥	10.0%
Tier 1 capital (to risk weighted assets)	316,165	9.12	$138,656 ≥	4.0	$207,985	≥	6.0
Tier 1 capital (to average assets)	316,165	7.30	173,328 ≥	4.0	216,660	≥	5.0

As of December 31, 2008:

Company: (Consolidated)
Total capital (to risk weighted assets)	$324,469	11.85%	$219,110 ≥	8.0%	N/A		N/A
Tier 1 capital (to risk weighted assets)	260,198	9.50	109,555 ≥	4.0	N/A		N/A
Tier 1 capital (to average assets)	260,198	7.55	109,555 ≥	4.0	N/A		N/A

Bank:
Total capital (to risk weighted assets)	$324,891	11.83%	$219,679 ≥	8.0%	$274,599	≥	10.0%
Tier 1 capital (to risk weighted assets)	260,533	9.49	109,840 ≥	4.0	164,759	≥	6.0
Tier 1 capital (to average assets)	260,533	7.56	137,902 ≥	4.0	172,378	≥	5.0
     On January 9, 2009, the Company raised approximately $78.2 million through the issuance of preferred stock and warrants related to its participation in the U.S. Treasury’s Capital Purchase Program. All of the proceeds from this issuance were treated as Tier 1 capital for regulatory purposes. The related preferred dividend in the second quarter amounted to $4.5 million.
     Subsequent to the decision to participate in the Capital Purchase Program, management and the Board of Directors repaid, with regulatory approval, the capital to the U.S. Treasury on April 22, 2009. The Company and the Bank remain well capitalized following this event. The Company also repurchased a common stock warrant issued to the Treasury for $2.2 million, the cost of which, is recorded as a reduction in capital, in accordance with Generally Accepted Accounting Principles.
     On June 18, 2009 the Company’s Board of Directors declared a cash dividend of $0.18 per share, to stockholders of record as of the close of business on June 29, 2009. This dividend was paid on July 10, 2009. On an annualized basis, the dividend payout ratio amounted to 114.97%, based on net income available to the common shareholder of the trailing four quarters’ earnings.
     Off-Balance Sheet Arrangements There have been no material changes in off-balance sheet financial instruments during the second quarter of 2009. Please refer to the 2008 Form 10-K for a complete table of contractual obligations, commitments, contingencies and off-balance sheet financial instruments.
     Contractual Obligations, Commitments, and Contingencies There have been no material changes in commitments, or contingencies during the second quarter of 2009. There have been no material changes in contractual obligations. Please refer to the 2008 Form 10-K for a complete table of contractual obligations, commitments, contingencies, and off-balance sheet financial instruments.
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
     Changes in Internal Controls over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the second quarter of 2009 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.
Item 4T. Controls and Procedures – N/A
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     The Company is not involved in any legal proceedings other than routine legal proceedings occurring in the ordinary course of business.  Management believes that those routine legal proceedings involve, in the aggregate, amounts that are immaterial to the Company’s financial condition and results of operations.

Item 1A. Risk Factors
     As of the date of this report, there have been no material changes with regard to the Risk Factors disclosed in Item 1A of our 2008 Annual Report on Form 10-K, which are incorporated herein by reference.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
  (a) — (c) Not applicable.
Item 3. Defaults Upon Senior Securities – None
Item 4. Submission of Matters to a Vote of Security Holders –
     On May 21, 2009, the Company had its Annual Shareholders Meeting. The matters voted upon at that Meeting and the outcome of voting is as follows:
Proposal 1. Reelect Richard S. Anderson, Kevin J. Jones, Donna A. Lopolito, Richard H. Sgarzi, and Thomas J. Teuten to serve as Class I Directors.

Class I Director	For	Withheld	Abstentions	Non-votes
Richard S. Anderson	12,792,399	406,454	Not applicable	Not applicable
Kevin J. Jones	12,805,325	393,528	Not applicable	Not applicable
Donna A. Lopolito	12,942,388	256,465	Not applicable	Not applicable
Richard H. Sgarzi	12,770,688	428,165	Not applicable	Not applicable
Thomas J. Teuten	12,769,864	428,989	Not applicable	Not applicable
The terms of the following Directors continued after the Meeting:
Class II Directors (term expiring in 2010): Benjamin A. Gilmore, II, Eileen C. Miskell, Carl Ribeiro, John H. Spurr, Jr., and Thomas R. Venables; and,
Class III Directors (term expiring in 2011): William P. Bissonnette, Daniel F.
Proposal 2. Ratify the appointment of Ernst & Young LLP as the Company’s independent registered accounting firm for 2009.

For	13,144,616
Against	40,151
Abstain	14,085
Non-votes	0

Proposal 3. Provide an advisory (non-binding) vote on the following proposal: “Resolved, that the shareholders approve the compensation of executive officers, as disclosed pursuant to the compensation disclosure rules of the Securities and Exchange Commission (which disclosure shall include the Compensation Discussion and Analysis, the compensation tables, and any related materials)”.

For	12,498,859
Against	430,289
Abstain	269,704
Non-votes	0
Item 5. Other Information – None
Item 6. Exhibits
Exhibits Index

No.	Exhibit

3.(i)	Restated Articles of Organization, as amended as of February 10, 2005, incorporated by reference to Form 8-K filed on May 18, 2005. Articles of Amendment with attached Certificate of Designations for Series C Preferred Stock incorporated by reference to Form 8-K filed on January 12, 2009.

3.(ii)	Amended and Restated Bylaws of the Company, as amended as of February 10, 2005, incorporated by reference to Form 8-K filed on May 18, 2005.

4.1	Form of Specimen Stock Certificate for Series C Preferred Stock and Warrant, incorporated by reference to Form 8-K filed on January 12, 2009.

4.2	Specimen Common Stock Certificate, incorporated by reference to Form 10-K for the year ended December 31, 1992.

4.3	Specimen preferred Stock Purchase Rights Certificate, incorporated by reference to Form 8-A Registration Statement filed on November 5, 2001.

4.4	Indenture of Registrant relating the Junior Subordinated Debt Securities issued to Independent Capital Trust V is incorporated by reference to Form 10-K for the year ended December 31, 2006 filed on February 28, 2007.

4.5	Form of Certificate of Junior Subordinated Debt Security for Independent Capital Trust V (included as Exhibit A to Exhibit 4.9)

4.6	Amended and Restated Declaration of Trust for Independent Capital Trust V is incorporated by reference to Form 10-K for the year ended December 31, 2006 filed on February 28, 2007.

No.	Exhibit

4.7	Form of Capital Security Certificate for Independent Capital Trust V (included as Exhibit A-1 to Exhibit 4.9).

4.8	Guarantee Agreement relating to Independent Capital Trust V is incorporated by reference to Form 10-K for the year ended December 31, 2006 filed on February 28, 2007.

4.9	Forms of Capital Securities Purchase Agreements for Independent Capital Trust V is incorporated by reference to Form 10-K for the year ended December 31, 2006 filed on February 28, 2007.

4.10	Subordinated Debt Purchase Agreement between USB Capital Resources and Rockland Trust Company dated as of August 27, 2008 is incorporated by reference to Form 8-K filed on September 2, 2008.

10.1	Independent Bank Corp. 1996 Non-Employee Directors’ Stock Option Plan incorporated by reference to Definitive Proxy Statement for the 1996 Annual Meeting of Stockholders filed on March 19, 1996.

10.2	Independent Bank Corp. 1997 Employee Stock Option Plan incorporated by reference to the Definitive Proxy Statement for the 1997 Annual Meeting of Stockholders filed on March 20, 1997.

10.3	Independent Bank Corp. 2005 Employee Stock Plan incorporated by reference to Form S-8 filed on July 28, 2005.

10.4	Renewal Rights Agreement dated as of September 14, 2000 by and between the Company and Rockland Trust, as Rights Agent, is incorporated by reference to Form 8-K filed on October 23, 2000.

10.5	Independent Bank Corp. Deferred Compensation Program for Directors (restated as amended as of December 1, 2000) is incorporated by reference to Form 10-K for the year ended December 31, 2000.

10.6	Master Securities Repurchase Agreement, incorporated by reference to Form S-1 Registration Statement filed on September 18, 1992.

10.7	Revised employment agreements between Christopher Oddleifson, Raymond G. Fuerschbach, Edward F. Jankowski, Jane L. Lundquist, Gerard F. Nadeau, Edward H. Seksay, and Denis K. Sheahan and the Company and/or Rockland Trust and a Rockland Trust Company amended and restated Supplemental Executive Retirement Plan dated November 20, 2008 are incorporated by reference to Form 8-K filed on November 21, 2008.

10.8	Specimen forms of stock option agreements for the Company’s Chief Executive and other executive officers are incorporated by reference to Form 8-K filed on December 20, 2005.

10.9	On-Site Outsourcing Agreement by and between Fidelity Information Services, Inc. and Independent Bank Corp., effective as of November 1, 2004 is incorporated by reference to Form 10-K for the year ended December 31, 2004 filed on March 4, 2005. Amendment to On-Site Outsourcing Agreement incorporated by reference to Form 8-K filed on May 7, 2008.

No.	Exhibit
10.10	New Markets Tax Credit program Allocation Agreement between the Community Development Financial Institutions Fund of the United States Department of the Treasury and Rockland Community Development with an Allocation Effective Date of September 22, 2004 is incorporated by reference to Form 8-K filed on October 14, 2004.

10.11	Independent Bank Corp. 2006 Non-Employee Director Stock Plan incorporated by reference to Form S-8 filed on April 17, 2006.

10.12	Independent Bank Corp. Stock Option Agreement for Non-Employee Director is incorporated by reference to Form 10-Q filed on May 9, 2006.

10.13	Independent Bank Corp. Restricted Stock Agreement for Non-Employee Director is incorporated by reference to Form 10-Q filed on May 9, 2006.

10.14	New Markets Tax Credit program Allocation Agreement between the Community Development Financial Institutions Fund of the United States Department of the Treasury and Rockland Community Development with an Allocation Effective Date of January 9, 2007 is incorporated by reference to Form 10-K for the year ended December 31, 2006 filed on February 28, 2007.

10.15	Independent Bank Corp. and Rockland Trust Company 2008 Executive Officer Performance Incentive Plan is incorporated by reference to Form 8-K filed on February 21, 2008.

10.16	Agreement and Plan of Merger dated November 8, 2008 with Benjamin Franklin Bancorp, Inc. is incorporated by reference to Form 8-K filed on November 10, 2008.

10.17	Letter Agreement with United States Treasury for Series C Preferred Stock incorporated by reference to Form 8-K filed on January 12, 2009.

10.18	Purchase and Sale Agreement with American Realty Capital LLC incorporated by reference to Form 8-K filed April 25, 2008.

31.1	Section 302 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.*

31.2	Section 302 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.*

32.1	Section 906 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.+

32.2	Section 906 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.+

*	Filed herewith

+	Furnished herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
INDEPENDENT BANK CORP.
(registrant)

Date: August 4, 2009	/s/ Christopher Oddleifson
Christopher Oddleifson
President and Chief Executive Officer (Principal Executive Officer)

Date: August 4, 2009	/s/ Denis K. Sheahan
Denis K. Sheahan
Chief Financial Officer (Principal Financial Officer)

INDEPENDENT BANK CORP.
(registrant)