Form 10-K/A
period 2008-12-31
INDEPENDENT BANK CORP
filed 2009-08-11
CIK 776901

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-K/A
(AMENDMENT NO. 1)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 1-9047
Independent Bank Corp.

(Exact name of registrant as specified in its charter)

Massachusetts	04-2870273

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

288 Union Street
Rockland, Massachusetts	02370

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (781) 878-6100
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $.01 par value per share	NASDAQ Global Select Market

Preferred Stock Purchase Rights	NASDAQ Global Select Market
Securities registered pursuant to section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐
No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐
No ☑
Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,: “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

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

SIGNATURES
PART IV
Item 15. Exhibits, Financial Statement Schedules
Exhibits Index
Ex-31.1 - Sec 302 Certification of CEO
Ex-31.2 - Sec 302 Certification of CFO
Ex-32.1 - Sec 906 Certification of CEO
Ex-32.2 - Sec 906 Certification of CFO

EXPLANATORY NOTE
     We are filing this Amendment to our Form 10-K for the fiscal year ended December 31, 2008 to amend the signature page to the 10-K to include the signature of our principal accounting officer, Senior Vice President, Controller and Chief Accounting Officer, Barry H. Jensen. Except as described above, the remainder of the Form 10-K is unchanged and does not reflect events occurring after the original filing of the Form 10-K with the Securities and Exchange Commission on March 10, 2009.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDEPENDENT BANK CORP.
/s/ Christopher Oddleifson
Date: March 2, 2009	Christopher Oddleifson,
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

Signature	Title	Date

/s/ Richard S. Anderson	Director	Date: March 2, 2009
Richard S. Anderson

/s/ Benjamin A. Gilmore, II	Director	Date: March 2, 2009
Benjamin A. Gilmore, II

/s/ Kevin J. Jones	Director	Date: March 2, 2009
Kevin J. Jones

/s/ Donna A. Lopolito	Director	Date: March 2, 2009
Donna A. Lopolito

/s/ Eileen C. Miskell	Director	Date: March 2, 2009
Eileen C. Miskell

/s/ Christopher Oddleifson	Director	Date: March 2, 2009
Christopher Oddleifson	CEO/President
(Principal Executive Officer)

Signature	Title	Date

/s/ Carl Ribeiro	Director	Date: March 2, 2009
Carl Ribeiro

/s/ Richard H. Sgarzi	Director	Date: March 2, 2009
Richard H. Sgarzi

/s/ John H. Spurr, Jr.	Director	Date: March 2, 2009
John H. Spurr, Jr.

/s/ Robert D. Sullivan	Director	Date: March 2, 2009
Robert D. Sullivan

/s/ Brian S. Tedeschi	Director	Date: March 2, 2009
Brian S. Tedeschi

/s/ Thomas J. Teuten	Director and Chairman of the Board	Date: March 2, 2009
Thomas J. Teuten

/s/ Denis K. Sheahan	Chief Financial Officer (Principal Financial Officer)	Date: March 2, 2009
Denis K. Sheahan

/s/ Barry H. Jensen	Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	Date: August 11, 2009
Barry H. Jensen

PART IV
Item 15. Exhibits, Financial Statement Schedules
     (a)(3) The following exhibits are filed as a part of Amendment No. 1 to this report on Form 10-K, and this list includes the Exhibits Index:
Exhibits Index

No.	Exhibit

31.1	Section 302 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.*

31.2	Section 302 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.*

32.1	Section 906 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.+

32.2	Section 906 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.+

*	Filed herewith

+	Furnished herewith

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

INDEPENDENT BANK CORP.
/s/ Denis Sheahan
Date: August 11, 2009	Denis Sheahan,
Chief Financial Officer