Form 10-Q
period 2009-09-30
INDEPENDENT BANK CORP
filed 2009-11-05
CIK 776901

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Yes ☐   No ☑
     As of November 1, 2009, there were 20,930,171 shares of the issuer’s common stock outstanding, par value $0.01 per share

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
INDEPENDENT BANK CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited — Dollars in Thousands, Except Share and Per Share Amounts)

	September 30,	December 31,
	2009	2008

ASSETS
CASH AND DUE FROM BANKS	$65,514	$50,007
FED FUNDS SOLD AND SHORT TERM INVESTMENTS	—	100
SECURITIES
TRADING ASSETS	23,090	2,701
SECURITIES AVAILABLE FOR SALE	546,125	600,291
SECURITIES HELD TO MATURITY (fair value $83,479 and $30,390)	83,063	32,789

TOTAL SECURITIES	652,278	635,781

LOANS HELD FOR SALE	14,160	8,351
LOANS
COMMERCIAL AND INDUSTRIAL	371,092	270,832
COMMERCIAL REAL ESTATE	1,546,206	1,126,295
COMMERCIAL CONSTRUCTION	201,196	171,955
SMALL BUSINESS	84,135	86,670
RESIDENTIAL REAL ESTATE	576,575	413,024
RESIDENTIAL CONSTRUCTION	14,783	10,950
CONSUMER — HOME EQUITY	467,213	406,240
CONSUMER — AUTO	92,093	127,956
CONSUMER — OTHER	34,246	38,614

TOTAL LOANS	3,387,539	2,652,536
LESS: ALLOWANCE FOR LOAN LOSSES	(41,357)	(37,049)

NET LOANS	3,346,182	2,615,487

FEDERAL HOME LOAN BANK STOCK	36,357	24,603
BANK PREMISES AND EQUIPMENT, NET	41,963	36,429
GOODWILL	129,056	116,437
IDENTIFIABLE INTANGIBLE ASSETS	15,096	9,273
MORTGAGE SERVICING RIGHTS	2,165	1,498
BANK OWNED LIFE INSURANCE	78,391	65,003
OTHER REAL ESTATE OWNED	6,491	1,808
OTHER ASSETS	46,350	63,692

TOTAL ASSETS	$4,434,003	$3,628,469

LIABILITIES AND STOCKHOLDERS’ EQUITY

DEPOSITS
DEMAND DEPOSITS	$702,159	$519,326
SAVINGS AND INTEREST CHECKING ACCOUNTS	965,694	725,313
MONEY MARKET	675,269	488,345
TIME CERTIFICATES OF DEPOSIT OVER $100,000	306,702	285,410
OTHER TIME CERTIFICATES OF DEPOSIT	631,152	560,686

TOTAL DEPOSITS	3,280,976	2,579,080

FEDERAL HOME LOAN BANK ADVANCES	396,218	429,634
FEDERAL FUNDS PURCHASED AND ASSETS SOLD UNDER
REPURCHASE AGREEMENTS	188,707	170,880
SUBORDINATED DEBENTURES	30,000	30,000
JUNIOR SUBORDINATED DEBENTURES	61,857	61,857
OTHER BORROWINGS	2,418	2,946

TOTAL BORROWINGS	679,200	695,317

OTHER LIABILITIES	67,252	48,798

TOTAL LIABILITIES	$4,027,428	$3,323,195

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
COMMON STOCK, $0.01 par value. Authorized: 30,000,000 Shares Issued and Outstanding: 20,930,171 Shares at September 30, 2009 and 16,285,455 Shares at December 31, 2008	$209	$163
SHARES HELD IN RABBI TRUST AT COST 175,489 Shares at September 30, 2009 and 171,489 Shares at December 31, 2008	(2,417)	(2,267)
DEFERRED COMPENSATION OBLIGATION	2,417	2,267
ADDITIONAL PAID IN CAPITAL	224,848	137,488
RETAINED EARNINGS	179,245	177,493
ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAX	2,273	(9,870)

TOTAL STOCKHOLDERS’ EQUITY	406,575	305,274

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,434,003	$3,628,469

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited — Dollars in Thousands, Except Share and Per Share Data)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30,		September 30,
	2009	2008	2009	2008

INTEREST INCOME
Interest on Loans	$45,773	$39,143	$126,491	$112,732
Interest on Loans Held for Sale	169	58	497	293
Taxable Interest and Dividends on Securities	7,426	5,456	21,802	15,671
Non-taxable Interest and Dividends on Securities	218	366	744	1,319
Interest on Federal Funds Sold and Short-Term Investments	4	62	272	96

Total Interest and Dividend Income	53,590	45,085	149,806	130,111

INTEREST EXPENSE
Interest on Deposits	7,446	9,078	24,293	28,933
Interest on Borrowings	5,236	5,079	15,517	15,006

Total Interest Expense	12,682	14,157	39,810	43,939

Net Interest Income	40,908	30,928	109,996	86,172

PROVISION FOR LOAN LOSSES	4,443	2,068	12,911	5,312

Net Interest Income After Provision For Loan Losses	36,465	28,860	97,085	80,860

NON-INTEREST INCOME
Service Charges on Deposit Accounts	4,613	4,083	12,518	11,681
Wealth Management	2,278	2,764	7,318	8,554
Mortgage Banking Income, Net	425	501	3,578	2,574
Bank Owned Life Insurance Income	713	659	2,126	1,816
Net Gain/(Loss) on Sales of Securities Available for Sale	—	—	1,355	(609)
Gain Resulting From Early Termination of Hedging Relationship	—	—	3,778	—
Gross Loss on Write-Down of certain Investments to Fair Value	(5,108)	(720)	(7,384)	(2,570)
Less: Non-Credit Related Other-Than-Temporary Impairment	(33)	—	590	—

Net Loss on Write-Down of certain Investments to Fair Value	(5,141)	(720)	(6,794)	(2,570)
Other Non-Interest Income	1,578	1,432	4,283	3,779

Total Non-Interest Income	4,466	8,719	28,162	25,225

NON-INTEREST EXPENSE
Salaries and Employee Benefits	17,727	14,719	49,720	43,806
Occupancy and Equipment Expenses	3,985	3,200	11,826	9,338
Data Processing and Facilities Management	1,580	1,465	4,600	4,170
FDIC Assessment	1,267	719	5,655	830
Telephone	779	389	1,820	1,201
Advertising Expense	232	366	1,427	1,506
Software Maintenance	484	347	1,393	1,062
Consulting Expense	474	411	1,416	1,311
Legal	703	403	1,906	794
Merger & Acquisition Expenses	41	—	12,423	1,120
Other Non-Interest Expense	5,032	3,440	14,981	12,414

Total Non-Interest Expense	32,304	25,459	107,167	77,552

INCOME BEFORE INCOME TAXES	8,627	12,120	18,080	28,533

PROVISION FOR INCOME TAXES	1,786	3,305	4,192	7,590

NET INCOME	$6,841	$8,815	$13,888	$20,943

PREFERRED STOCK DIVIDEND	$—	$—	$5,698	$—

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$6,841	$8,815	$8,190	$20,943

BASIC EARNINGS PER SHARE	$0.33	$0.54	$0.43	$1.35

DILUTED EARNINGS PER SHARE	$0.33	$0.54	$0.43	$1.34

Weighted average common shares (Basic)	20,921,635	16,275,442	19,210,431	15,518,540
Common share equivalents	48,254	62,738	26,181	72,627

Weighted average common shares (Diluted)	20,969,889	16,338,180	19,236,612	15,591,167

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited — Dollars in Thousands, Except Per Share Data)

				VALUE OF				ACCUMULATED
		COMMON		SHARES	DEFERRED	ADDITIONAL		OTHER
	PREFERRED	SHARES	COMMON	HELD IN	COMPENSATION	PAID-IN	RETAINED	COMPREHENSIVE
	STOCK	OUTSTANDING	STOCK	RABBI TRUST	OBLIGATION	CAPITAL	EARNINGS	(LOSS)/INCOME	TOTAL

BALANCE DECEMBER 31, 2008	$—	16,285,455	$163	$(2,267)	$2,267	$137,488	$177,493	$(9,870)	$305,274

Cumulative effect accounting adjustment, net of tax (1)							3,823	(3,823)	—
Net Income							13,888		13,888
Dividends Declared:
Common Declared ($0.54 per share)							(10,521)		(10,521)
Preferred Declared (2)							(5,698)		(5,698)
Common Stock Issue for Acquisition		4,624,948	46			84,452			84,498
Proceeds From Exercise of Stock Options		19,768	—				260		260
Tax Expense Related to Equity Award Activity						(4)			(4)
Equity Based Compensation						532			532
Change in Fair Value of Cash Flow Hedges,									—
Net of Tax and Realized Gains								5,173	5,173
Deferred Compensation Obligation				(150)	150				—
Amortization of Prior Service Cost, net of tax								(195)	(195)
Change in Unrealized Gain on Securities Available For									—
Sale, Net of Tax and Realized Gains/(Losses)								10,988	10,988
Issuance of Preferred Stock and Stock Warrants	73,578					4,580			78,158
Redemption of Preferred Stock and Stock Warrants	(73,578)					(2,200)			(75,778)

BALANCE SEPTEMBER 30, 2009	$—	20,930,171	$209	$(2,417)	$2,417	$224,848	$179,245	$2,273	$406,575

BALANCE DECEMBER 31, 2007	$—	13,746,711	$137	$(2,012)	$2,012	$60,632	$164,565	$(4,869)	$220,465

Net Income							20,943		20,943
Cash Dividends Declared ($0.54 per share)							(8,796)		(8,796)
Common Stock Issue for Acquisition		2,492,195	25			76,203			76,228
Proceeds From Exercise of Stock Options		39,486	1				626		627
Tax Benefit Related to Equity Award Activity						123			123
Equity Based Compensation						389			389
Change in Fair Value of Cash Flow Hedges,
Net of Tax and Realized Gains/(Losses)								(655)	(655)
Deferred Compensation Obligation				(161)	161				—
Amortization of Prior Service Cost, net of tax								126	126
Change in Unrealized Gain on Securities Available For
Sale, Net of Tax and Realized Gains								(4,710)	(4,710)

BALANCE SEPTEMBER 30, 2008	$—	16,278,392	$163	$(2,173)	$2,173	$137,347	$177,338	$(10,108)	$304,740

(1)	Represents reclassification of the non-credit related component of previously recorded Other-Than-Temporary impairment, pursuant to the provisions of the Investments-Debt and Equity Securities Topic of FASB ASC.

(2)	Includes $196 discount of accretion on preferred stock and $4,384 of deemed dividend associated with the Company’s exit from the U.S. Treasury’s Capital Purchase Program.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited — Dollars In Thousands)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$13,888	$20,943
ADJUSTMENTS TO RECONCILE NET INCOME TO
NET CASH PROVIDED BY OPERATING ACTIVITIES:
Depreciation and amortization	7,299	4,751
Provision for loan losses	12,911	5,312
Deferred income tax benefit	(4,851)	(7,764)
Net (gain) loss on sale of investments	(1,355)	609
Loss on write-down of investments in securities available for sale	6,794	2,570
Loss on sale of other real estate owned	562	35
Realized gain on sale leaseback transaction	(775)	(431)
Stock based compensation	532	388
Tax (expense) benefit from stock option exercises	(4)	123
Net change in:
Trading assets	(20,389)	339
Loans held for sale	(5,809)	5,617
Other assets	50,187	5,832
Other liabilities	(5,204)	(6,770)

TOTAL ADJUSTMENTS	39,898	10,611

NET CASH PROVIDED BY OPERATING ACTIVITIES	53,786	31,554

CASH FLOWS PROVIDED BY / (USED IN) INVESTING ACTIVITIES:
Proceeds from sales of Securities Available For Sale	168,535	109,413
Proceeds from maturities and principal repayments of Securities Available For Sale	125,859	74,111
Proceeds from maturities and principal repayments of Securities Held to Maturity	5,832	11,973
Purchase of Securities Available For Sale	(92,938)	(155,555)
Purchase of Held to Maturity Securities	(56,135)	—
Purchase of Federal Home Loan Bank stock	—	(642)
Net increase in Loans	(60,585)	(81,359)
Cash Provided By/(Used In) Business Combinations	98,084	(13,671)
Investment in Bank Premises and Equipment	(3,066)	(5,957)
Proceeds from the sale of other real estate owned	705	206
Proceeds from Sale Leaseback Transaction	—	31,433

NET CASH PROVIDED BY/ (USED IN) INVESTING ACTIVITIES	186,291	(30,048)

CASH FLOWS PROVIDED BY/(USED IN) FINANCING ACTIVITIES:
Net (decrease) increase in Time Deposits	(150,626)	77,493
Net increase in Other Deposits	151,115	23,159
Net increase in Federal Funds Purchased
and Assets Sold Under Repurchase Agreements	17,827	27,814
Net decrease in Short Term Federal Home Loan Bank Advances	(48,250)	(28,000)
Proceeds from Long Term Federal Home Loan Bank Advances	—	—
Repayment of Long Term Federal Home Loan Bank Advances	(180,629)	(97,997)
Net decrease in Treasury Tax & Loan Notes	(528)	(966)
Proceeds from Issuance of Subordinated Debentures		30,000
Proceeds from issuance of Preferred Stock and Stock Warrants	78,158	—
Redemption of Preferred Stock	(78,158)	—
Redemption of Warrants	(2,200)	—
Proceeds from exercise of stock options	260	628
Dividends paid
Common Dividends	(10,521)	(8,201)
Preferred Dividends	(1,118)	—

NET CASH PROVIDED BY/ (USED IN) FINANCING ACTIVITIES	(224,670)	23,930

NET INCREASE IN CASH AND CASH EQUIVALENTS	15,407	25,436

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	50,107	67,416

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$65,514	$92,852

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
Transfer of loans to foreclosed assets	$2,665	$799
In conjunction with business combinations
assets were acquired and liabilities were assumed as follows:
Common stock issued	$84,498	$76,236
Fair value of assets acquired	1,006,448	662,647
Fair value of liabilities assumed	921,945	586,419
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
     The Company is currently the sponsor of Independent Capital Trust V (“Trust V”), a Delaware statutory trust, Slade’s Ferry Statutory Trust I (“Slade’s Ferry Trust I”), a Connecticut statutory trust, and Benjamin Franklin Capital Trust I (“Ben Franklin Trust I”), a Delaware statutory trust, each of which was formed to issue trust preferred securities. Trust V, Slade’s Ferry Trust I, and Ben Franklin Trust I are not included in the Company’s consolidated financial statements in accordance with the requirements of the consolidation topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).
     As of September 30, 2009, the Bank had the following corporate subsidiaries, all of which were wholly-owned by the Bank and included in the Company’s consolidated financial statements:
•	Four Massachusetts security corporations, namely Rockland Borrowing Collateral Securities Corp., Rockland IMG Collateral Securities Corp., Rockland Deposit Collateral Securities Corp., and Taunton Avenue Securities Corp., which hold securities, industrial development bonds, and other qualifying assets;

•	Rockland Trust Community Development Corporation which, in turn, has four wholly-owned corporate subsidiaries named Rockland Trust Community Development LLC, Rockland Trust Community Development Corporation II, Rockland Trust Community Development III LLC, and Rockland Trust Community Development IV LLC, which were all formed to qualify as community development entities under the federal New Markets Tax Credit Program criteria;

•	Rockland Trust Phoenix LLC, which was established in April 2009 to hold other real estate acquired through foreclosure; and

•	Compass Exchange Advisors LLC (“CEA LLC”) which provides like-kind exchange services pursuant to section 1031 of the Internal Revenue Code.
     All material intercompany balances and transactions have been eliminated in consolidation. Certain previously reported amounts may have been reclassified to conform to the current year’s presentation.
     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation

S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included. Operating results for the quarter ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009 or any other interim period.
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
     On April 20, 2009 the Company awarded options to purchase 5,000 shares of common stock from the 2005 Employee Stock Plan to a certain officer of the Bank. The expected volatility, expected life, expected dividend yield, and expected risk free interest rate for this grant used to determine the fair value of the shares as determined on April 20, 2009 were 38%, 5 years, 2.99%, and 1.80%, respectively. The options have been determined to have a fair value of $5.25 per share. The options vest over a five year period and have a contractual life of ten years from date of grant.
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
NOTE 3 — RECENT ACCOUNTING DEVELOPMENTS
     FASB ASC Topic No. 855, “Subsequent Events” (Statement of Financial Accounting Standards (“SFAS”) No. 165 “Subsequent Events (as Amended)”) This statement was established to set forth principles and requirements for subsequent events. In particular this statement set forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements. This guidance was effective for interim or annual financial periods ending after June 15, 2009, and was applied prospectively. The adoption of this statement did not have a material impact on the Company’s consolidated financial position or results of operations.
     FASB ASC Topic No. 860, “Transfers and Servicing” (SFAS No. 166 (“SFAS 166”), “Accounting for Transfers of Financial Assets an amendment of FASB Statement No.140”) The objective of this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The adoption of this standard did not have a material impact on the Company’s consolidated financial position or results of operations. The Company does not anticipate the adoption of this standard to have a material impact on the Company’s consolidated financial position or results of operations.
     FASB ASC Topic No. 810, “Consolidation” (SFAS No. 167 “Amendments to FASB Interpretations 46(R) (as amended)”) The purpose of the statement is to improve financial reporting by enterprises involved with variable interest entities. This guidance requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity by determining whether the Company has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance. This Standard shall be effective for interim or annual financial periods ending after November 15, 2009. Early adoption is not permitted. The Company does not anticipate the adoption of this standard to have a material impact on the Company’s consolidated financial position or results of operations.
     FASB ASC Topic No. 105, “Generally Accepted Accounting Positions” (SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”) In May 2009, the FASB issued this guidance to replace SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles” and to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”). This Statement is effective for fiscal years beginning on or after September 15, 2009. The adoption of this standard did not have a material effect on the Company’s consolidated financial position or results of operations.
     FASB ASC Topic No. 320, “Investments — Debt and Equity Securities” (FASB Staff Position (“FSP”) SFAS 115-2 &124-2 “Recognition and Presentation of Other-Than-Temporary Impairments”) Issued on April 9, 2009, this standard amends the other-than-temporary impairment (“OTTI”) guidance in U.S. GAAP for debt securities to make guidance more operational and to improve the presentation and disclosure of OTTI on debt and equity securities in the financial statements, by providing greater clarity to investors about the credit and non-credit components of OTTI. This standard was effective for interim and annual periods ending after June 15, 2009, with early adoption for the interim and annual periods ending after March 15, 2009. The Company elected to early adopt this standard and pursuant to the adoption of this standard, which stated that previously recorded impairment charges which did not relate to credit loss should be reclassified from retained earnings to other comprehensive income (“OCI”), the Company recorded a cumulative effect accounting adjustment that increased retained earnings and decreased OCI for the amount of previously recorded OTTI that was not related to credit.
     FASB ASC Topic No. 820, “Fair Value Measurement and Disclosures” (“FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly”) Issued on April 9, 2009, this standard provides additional guidance for estimating fair value in accordance with FASB ASC Topic No. 820, “Fair Value Measurements,” when the volume and level of activity for the assets or liability have significantly decreased. This standard was effective for interim and annual reporting periods ending after June 15, 2009. Early adoption was permitted for periods ending after March 15, 2009. The Company elected to early adopt this standard for the period ending March 31, 2009. The adoption of the standard did not have a material impact on the Company’s consolidated financial position or results of operations.
     FASB ASC Topic No. 825, “Financial Instruments” (“FSP SFAS 107-1, “Interim Disclosures about Fair Value of Financial Instruments”) Issued on April 9, 2009, this standard amends the periods for which public companies must disclose the fair value of financial instruments. The standard requires all publicly traded companies to include disclosures about the fair value of its financial instruments as required by FASB ASC Topic No. 825 whenever the Company summarizes financial information for interim reporting periods. This statement was effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity was able to early adopt the standard by also electing to early adopt FSP FAS 157-4. Accordingly, the Company early adopted this standard for the interim period ending March 31, 2009. The adoption of the standard did not have a material impact on the Company’s consolidated financial position or results of operations.

NOTE 4 — SECURITIES
     The following table presents a summary of the cost and fair value of the Company’s investment securities.
The amortized cost, gross unrealized gains and losses, non-credit related other-than-temporary impairment, and fair value of securities held to maturity for the periods below were as follows:

			September					December
	2009					2008
				Non-Credit					Non-Credit
				Related					Related
		Gross	Gross	Other-Than-			Gross	Gross	Other-Than-
	Amortized	Unrealized	Unrealized	Temporary	Fair	Amortized	Unrealized	Unrealized	Temporary	Fair
	Cost	Gains	Losses	Impairment	Value	Cost	Gains	Losses	Impairment	Value
			(Dollars In Thousands)				(Dollars In Thousands)
Agency Mortgage-Backed Securities	$43,030	$961	$—	$—	$43,991	$3,470	$130	$—	$—	$3,600
Agency Collateralized Mortgage Obligations	15,002	—	(177)	—	14,825	—	—	—	—	—
State, County, and Municipal Securities	15,251	438	—	—	15,689	19,516	324	(53)	—	19,787
Single Issuer Trust Preferred Securities Issued by Banks	9,780	—	(806)	—	8,974	9,803	—	(2,800)	—	7,003

Total	$83,063	$1,399	$(983)	$—	$83,479	$32,789	$454	$(2,853)	$—	$30,390

The amortized cost, gross unrealized gains and losses, non-credit related other-than-temporary impairment and fair value of securities available for sale for the periods below were as follows:

	September					December
	2009					2008
				Non-Credit					Non-Credit
				Related					Related
		Gross	Gross	Other-Than-			Gross	Gross	Other-Than-
	Amortized	Unrealized	Unrealized	Temporary	Fair	Amortized	Unrealized	Unrealized	Temporary	Fair
	Cost	Gains	Losses	Impairment	Value	Cost	Gains	Losses	Impairment	Value
		(Dollars In Thousands)					(Dollars In Thousands)
U.S. Treasury Securities	$751	$1	$—	$—	$752	$705	$5	$—	$—	$710
Agency Mortgage-Backed Securities	465,308	20,484	(48)	—	485,744	462,539	12,721	(177)	—	475,083
Agency Collateralized Mortgage Obligations	33,816	913	(26)	—	34,703	56,541	323	(81)	—	56,783
Private Mortgage-Backed Securities (2)	16,593	—	(811)	(908)	14,874	22,020	—	(6,506)	—	15,514
State, County, and Municipal Securities	4,000	104	—	—	4,104	18,620	334	—	—	18,954
Corporate Debt Securities	—	—	—	—	—	24,925	927	—	—	25,852
Single Issuer Trust Preferred Securities Issued by Banks	5,000	—	(1,858)	—	3,142	5,000	—	(2,798)	—	2,202
Pooled Trust Preferred Securities Issued by Banks and Insurers(1)(2)	10,864	—	(2,402)	(5,656)	2,806	17,437	—	(6,269)	(5,975)	5,193

Total	$536,332	$21,502	$(5,145)	$(6,564)	$546,125	$607,787	$14,310	$(15,831)	$(5,975)	$600,291

(1)	The Company recorded OTTI charges in this category of $7.2 million for the year ended December 31, 2008. For securities deemed to be other-than-temporarily impaired the amortized cost reflects previous OTTI recognized in earnings. Subsequently, pursuant to the provisions of the Investments — Debt and Equity Securities Topic of the FASB ASC, which stated that previously recorded impairment charges which did not relate to credit loss should be reclassified from retained earnings to OCI, the Company recorded a cumulative effect adjustment that increased retained earnings and decreased OCI by $6.0 million, or $3.8 million net of tax, respectively.The table above reflects the reclass to OCI pursuant to the provisions of the Investments — Debt and Equity Securities Topic of the FASB ASC for comparative illustrative purposes only, as the FASB ASC was adopted effective January 1, 2009.

(2)	During the nine months ending September 30, 2009 the Company recorded additional OTTI of $7.4 million of which $6.8 million was determined to be credit related and accordingly was recorded as a charge to non-interest income and the remaining $590,000 was recorded through OCI.
     The Company recorded gross gains of $1.4 million for the nine months ended September 30, 2009 on the sale of available for sale securities. There were no sales during the quarter ended September 30, 2009. There were gross losses of $609,000 for the nine months ended September 30, 2008 on the sale of securities available for sale and no gross gains or losses for the quarter ended September 30, 2008 on the sale of securities available for sale. When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on the sale.
     A schedule of the contractual maturities of securities held to maturity and securities available for sale as of September 30, 2009 is presented below.

	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars In Thousands)		(Dollars In Thousands)
Due in one year or less	$13	$13	$—	$—
Due from one year to five years	7,597	7,857	39,386	40,442
Due from five to ten years	8,311	8,667	134,646	141,056
Due after ten years	67,142	66,942	362,300	364,627
Total	$83,063	$83,479	$536,332	$546,125

     The actual maturities of agency mortgage-backed securities, collateralized mortgage obligations, private mortgage-backed securities, and corporate debt securities will differ from the contractual maturities, due to the ability of the issuers to prepay underlying obligations. At September 30, 2009, the Bank has $25.4 million of callable securities in its investment portfolio.
     On September 30, 2009 and December 31, 2008 investment securities carried at $229.5 million and $196.0 million, respectively, were pledged to secure public deposits, assets sold under repurchase agreements, treasury tax and loan notes, letters of credit, and for other purposes as required by law. As of September 30, 2009, the Federal Home Loan Bank Boston (“FHLBB”) changed the requirements for pledging securities as collateral, by requiring that the securities be held in a safekeeping account at the FHLBB. The Bank currently is not safekeeping securities with the FHLBB and therefore the securities are not eligible to be pledged as collateral at this time. Management will continue to review the cost/benefit and its liquidity needs as it relates to safekeeping and pledging investment securities at the FHLBB. At December 31, 2008, $310.6 million of securities, at carrying value, were pledged to the FHLBB to secure advances.
     At September 30, 2009 and December 31, 2008, the Company had no investments in obligations of individual states, counties, or municipalities, which exceed 10% of stockholders’ equity.
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
     Management prepares an estimate of the expected cash flows for investment securities that potentially may be deemed to have OTTI. This estimate begins with the contractual cash flows of the security. This amount is then reduced by an estimate of probable credit losses associated with the security. When estimating the extent of probable losses on the securities, management considers the strength of the underlying issuers. Indicators of diminished credit quality of the issuers includes defaults, interest deferrals, or “payments in kind.” Management also considers those factors listed in the Investments — Debt and Equity Securities topic of the FASB ASC when estimating the ultimate realizability of the cash flows for each individual security. The resulting estimate of cash flows after considering credit is then subject to a present value computation using a discount rate equal to the current yield used to accrete the beneficial interest or the effective interest rate implicit in the security at the date of acquisition. If the present value of the estimated cash flows is less than the current amortized cost basis, an OTTI is considered to have occurred and the security is written down to the fair value indicated by the cash flows analysis. As part of the analysis, management considers whether it intends to sell the security or whether it is more than likely that it would be required to sell the security before the recovery of its amortized cost basis.

     In determining which portion of the OTTI charge is related to credit, and what portion is related to other factors, management considers the reductions in the cash flows due to credit and ascribes that portion of the OTTI charge to credit. Simply, to the extent the estimated cash flows do not support the amortized cost, that amount is considered credit loss and the remainder of the OTTI charge is considered due to other factors, such as liquidity or interest rates, and thus is not recognized in earnings, but rather through other comprehensive income.
     The following tables show the gross unrealized losses and fair value of the Company’s investments in an unrealized loss position, which the Company has not deemed to be OTTI, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2009 and December 31, 2008.

		At September 30, 2009
		Less than 12 months		12 months or longer		Total
		Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	# of holdings	Value	Losses	Value	Losses	Value	Losses
				(Dollars In Thousands)
Agency Mortgage-Backed Securities	3	$11,498	$(48)	$—	$—	$11,498	$(48)
Agency Collateralized Mortgage Obligations	6	17,570	(203)	—	—	17,570	(203)
Private Mortgage-Backed Securities	1	—	—	9,243	(811)	9,243	(811)
City, State, and Local Municipal Bonds	0	—	—	—	—	—	—
Single Issuer Trust Preferred Securities Issued by Banks and Insurers	4	—	—	12,116	(2,664)	12,116	(2,664)
Pooled Trust Preferred Securities Issued by Banks and Insurers	2	—	—	2,328	(2,402)	2,328	(2,402)

Total Temporarily Impaired Securities	16	$29,068	$(251)	$23,687	$(5,877)	$52,755	$(6,128)

		At December 31, 2008
		Less than 12 months		12 months or longer		Total
		Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	# of holdings	Value	Losses	Value	Losses	Value	Losses
				(Dollars In Thousands)
Agency Mortgage-Backed Securities	10	$4,326	$(177)	$—	$—	$4,326	$(177)
Agency Collateralized Mortgage Obligations	4	16,730	(81)	—	—	16,730	(81)
Private Mortgage-Backed Securities	2	15,514	(6,506)	—	—	15,514	(6,506)
City, State, and Local Municipal Bonds	4	1,613	(54)	—	—	1,613	(54)
Single Issuer Trust Preferred Securities Issued by Banks and Insurers	4	1,043	(496)	8,163	(5,102)	9,206	(5,598)
Pooled Trust Preferred Securities Issued by Banks and Insurers	3	—	—	3,495	(6,268)	3,495	(6,268)

Total Temporarily Impaired Securities	27	$39,226	$(7,314)	$11,658	$(11,370)	$50,884	$(18,684)

     The Company does not intend to sell these investments and has determined based upon available evidence that it is more likely than not that the Company will not be required to sell the security before the recovery of its amortized cost basis. As a result, the Company does not consider these investments to be OTTI. The Company was able to determine this by reviewing various qualitative and quantitative factors regarding each investment category information such as current market conditions, extent and nature of changes in fair value, issuer rating changes and trends, volatility of earnings, and current analysts’ evaluations. As a result of the Company’s review of these qualitative and quantitative factors, the causes of the impairments listed in the table above by category are as follows:
     Agency Mortgage-Backed Securities and Collateralized Mortgage Obligation: The unrealized loss on the Company’s investment in these securities is attributable to changes in interest rates and not due to credit deterioration, as these securities are implicitly guaranteed by the U.S. Government or one of its agencies.
     Private Mortgage-Backed Securities: The unrealized loss on this security, which is below investment grade, is attributable to the credit rating downgrades received during the past nine months and the general uncertainty surrounding the housing market and its potential impact on securitized mortgage loans. Management evaluates various factors, including current and expected performance of underlying collateral, to determine collectability of amounts due.

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
     Management monitors the following securities closely for impairment due to recent OTTI experiences. If the securities are not currently experiencing OTTI management has determined that the securities possess characteristics which in this economic environment could lead to further OTTI charges. The following tables summarize pertinent information that was considered by management in determining if OTTI existed.

							Total Cumulative
				Non-Credit			Other-Than-
				Related Other-			Temporary
		Amortized	Gross Unrealized	Than-Temporary		Lowest Credit Ratings as of	Impairment thru
Security Name	Class	Cost*	Gain/(Loss)	Impairment	Fair Value	September 30, 2009	September 30, 2009
	(Dollars in Thousands)
Pooled Trust Preferred Securities
Pooled Trust Preferred Security A	C1	$3,124	$—	$(2,868)	$256	CC (Fitch); Caa3 (Moody’s)	$(4,703)
Pooled Trust Preferred Security B	D	—	—	—	—	C (Fitch)	(3,481)
Pooled Trust Preferred Security C	C1	826	—	(750)	76	C (Fitch)	(911)
Pooled Trust Preferred Security D	D	—	—		—	C (Fitch)	(990)
Pooled Trust Preferred Security E	C1	2,183	—	(2,038)	145	CC (Fitch); Ca (Moody’s)	(3,303)
Pooled Trust Preferred Security F	B	1,887	(1,231)	—	656	BBB- (S&P)	—
Pooled Trust Preferred Security G	A1	2,844	(1,171)	—	1,673	B3 (Moody's)	—

		$10,864	$(2,402)	$(5,656)	$2,806		$(13,388)

Single Issuer Trust Preferred Securities
Single Issuer-AFS	N/A	$5,000	$(1,858)	$—	$3,142	Baa1 (Moody's)	$—
Single Issuer One-HTM	N/A	5,134	(533)	—	4,601	B (S&P)	—
Single Issuer Two-HTM	N/A	1,538	(131)	—	1,407	BBB- (S&P)	—
Single Issuer Three-HTM	N/A	3,108	(142)	—	2,966	N/R	—

		$14,780	$(2,664)	$—	$12,116		$—

Private Mortgage-Backed Securities
Private Mortgage-Backed Securities — One	A19	$6,539	$—	$(908)	$5,631	CC (Fitch)	$(1,205)
Private Mortgage-Backed Securities — Two	2A1	10,054	(811)	—	9,243	CC (Fitch)	—

		$16,593	$(811)	$(908)	$14,874		$(1,205)

*	For the securities deemed impaired the amortized cost reflects previous OTTI recognized in earnings.

	Number of Performing		Total Projected	Excess Subordination (After
	Banks and Insurance	Current	Defaults/Losses (as a	Taking Into Account Best
	Cos. in Issuance	Deferrals/Defaults/Losses	% of Performing	Estimate of Future
Security Name	(Unique)	(As a % of Original Collateral)	Collateral)	Deferrals/Defaults/Losses)*
Pooled Trust Preferred Securities
Trust Preferred Security A	70	28.49%	24.15%	0.00%
Trust Preferred Security B	70	28.49%	24.15%	0.00%
Trust Preferred Security C	55	30.10%	25.02%	0.00%
Trust Preferred Security D	55	30.10%	25.02%	0.00%
Trust Preferred Security E	57	20.02%	24.05%	0.00%
Trust Preferred Security F	37	20.02%	21.75%	41.78%
Trust Preferred Security G	37	20.02%	21.75%	20.25%

Private Mortgage-Backed Securities
Private Mortgage-Backed Securities — One	N/A	0.38%	5.68%	0.00%
Private Mortgage-Backed Securities — Two	N/A	0.00%	7.61%	0.00%

*	Excess subordination represents the additional default/losses in excess of both current and projected defaults/losses that the security can absorb before the security experiences any credit impairment.
     Per review of the factors outlined above it was determined that six of the securities shown in the table above were deemed to be OTTI. The remaining securities were not deemed to be OTTI as the Company does not intend to sell these investments and has determined, based upon available evidence that it is more likely than not that the Company will not be required to sell the security before the recovery of its amortized cost basis.
     The Company recorded OTTI of $5.1 million through earnings during the third quarter of 2009, all of which was determined to be credit related. Additionally, the Company reclassified $33,000 from OCI to earnings for OTTI previously considered to be non-credit related. The Company recorded OTTI of $7.4 million for the nine months ended September 30, 2009, of which $6.8 million was determined to be credit related. The remaining $590,000 was considered non-credit related and recorded through OCI. For the year ended December 31, 2008 the Company recorded OTTI on certain investment grade pooled trust preferred securities, which resulted in a charge to non-interest income of $7.2 million. Pursuant to the Investments – Debt and Equity Securities topic of the FASB ASC which states that previously recorded impairment charges which did not relate to credit loss should be reclassified from retained earnings to OCI as of January 1, 2009, the Company recorded a cumulative effect adjustment that increased retained earnings and decreased OCI by $6.0 million, or $3.8 million, net of tax. The remaining $1.2 million of the original $7.2 million OTTI charge was deemed to be credit related. The following table shows the credit related component of other-than-temporary impairment.

Credit Related Component of Other-Than-Temporary Impairment
(Dollars in Thousands)
For the three months ended:
Balance at June 30, 2009	$(2,889)
Add:
Incurred on Securities not Previously Impaired	(1,835)
Incurred on Securities Previously Impaired	(3,306)
Less:
Realized Gain/Loss on Sale of Securities	—
Reclassification Due to Changes in Company’s Intent	—
Increases in Cash Flow Expected to be Collected	—

Balance at September 30, 2009	$(8,030)

For the nine months ended:
Balance at January 1, 2009	$(1,236)
Add:
Incurred on Securities not Previously Impaired	(2,133)
Incurred on Securities Previously Impaired	(4,661)
Less:
Realized Gain/Loss on Sale of Securities	—
Reclassification Due to Changes in Company’s Intent	—
Increases in Cash Flow Expected to be Collected	—

Balance at September 30, 2009	$(8,030)

NOTE 5 – FAIR VALUE
     The Fair Value Measurements and Disclosures Topic of the FASB ASC defines fair value and establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under the Fair Value Measurements and Disclosures Topic of the FASB ASC are described below:
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
     Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. If there has been a significant decrease in the volume and level of activity for the asset or liability, regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. The Company uses prices and inputs that are current as of the measurement date, including during periods of market dislocation. In periods of market dislocation, the observability of prices and inputs may be reduced for many instruments. This condition could cause an instrument to be reclassified from one level to another.
Valuation Techniques

There have been no changes in the valuation techniques used during the current period.
Trading Securities

These equity and fixed income securities are valued based on market quoted prices. These securities are categorized in Level 1 as they are actively traded and no valuation adjustments have been applied.
U.S. Treasury and Government Sponsored Enterprises

Fair value is estimated using either multi-dimensional spread tables or benchmarks. The inputs used include benchmark yields, reported trades, and broker/dealer quotes. These securities are classified as Level 2 within the fair value hierarchy.
Agency Mortgage-Backed Securities

Fair value is estimated using either a matrix or benchmarks. The inputs used include benchmark yields, reported trades, broker/dealer quotes, and issuer spreads. These securities are categorized as Level 2.
Agency Collateralized Mortgage Obligations and Private Mortgage-Backed Securities

The valuation model for these securities is volatility-driven and ratings based, and uses multi-dimensional spread tables. The inputs used include benchmark yields, recent reported trades, new issue data, broker and dealer quotes, and collateral performance. If there is at least one significant model assumption or input that is not observable, these securities are categorized as Level 3 within the fair value hierarchy; otherwise, they are classified as Level 2.
State, County, and Municipal Securities

The fair value is estimated using a valuation matrix with inputs including bond interest rate tables, recent transactions, and yield relationships. These securities are categorized as Level 2 within the fair value hierarchy.

Corporate Debt Securities

The fair value is estimated using market prices (to the extent they are available and observable), recently executed transactions, and bond spreads. Corporate bonds are categorized as Level 2.
Single/Pooled Issuer Trust Preferred Securities

The fair value of trust preferred securities, including pooled and single issued preferred securities, is estimated using external pricing models, discounted cash flow methodologies or similar techniques. The inputs used in these valuations include benchmark yields, recent reported trades, new issue data, broker and dealer quotes and collateral performance. Accordingly, these trust preferred securities are categorized as Level 3 within the fair value hierarchy.
Derivative Financial Instruments

The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings. Although the Company has determined that the majority of the inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of September 30, 2009, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
Residential Mortgage Loan Commitments and Forward Sales Agreements

The fair value of the commitments and agreements are estimated using the anticipated market price based on pricing indications provided from syndicate banks. These commitments and agreements are categorized as Level 2.
Impaired Loans

Loans that are deemed to be impaired are valued based upon the lower of cost or fair value of the underlying collateral or discounted cash flow analyses. The inputs used in the appraisals of the collateral are not always observable, and therefore the loans may be categorized as Level 3 within the fair value hierarchy; otherwise, they are classified as Level 2. The inputs used in performing discounted cash flow analyses are not observable and therefore such loans are classified as Level 3.
Loans Held for Sale

Loans held for sale are carried at the lower of cost or market value. Fair value is measured on a non-recurring basis using quoted market prices when available. If quoted market prices are not available, comparable market values or discounted cash flow analysis may be utilized. These assets are typically categorized as Level 2.
Other Real Estate Owned

The fair values are estimated based upon recent appraisal values of the property less costs to sell the property. Certain inputs used in appraisals are not always observable, and therefore Other Real Estate Owned may be categorized as Level 3 within the fair value hierarchy. When inputs in appraisals are observable, they are classified as Level 2 within the fair value hierarchy.
Mortgage Servicing Asset

The mortgage servicing asset is carried at cost and is subject to impairment testing. A valuation model, which utilizes a discounted cash flow analysis encompassing interest rates and prepayment speed assumptions currently quoted for comparable instruments, is used for impairment analysis. If the valuation model reflects a value less than the carrying value, loan servicing rights are adjusted to fair value through a valuation allowance as determined by the model. As such, the Company classifies the mortgage servicing asset as Level 3.
Goodwill and Other Intangible Assets

Goodwill and identified intangible assets are subject to impairment testing. The Company conducts an annual impairment test of goodwill in the third quarter of each year and more frequently if necessary. To estimate the fair value of goodwill and other intangible assets the Company utilizes both a comparable analysis of relevant price multiples in recent market transactions and discounted cash flow analysis. Both valuation models require a significant degree of management judgment. In the event the fair value as determined by the valuation model is less than the carrying value, the intangibles may be impaired. If the impairment testing resulted in impairment, the Company would classify goodwill and other intangible assets subjected to non-recurring fair value adjustments as Level 3.
     Assets and Liabilities Measured at Fair Value on a Recurring Basis as of September 30, 2009 and December 31, 2008 are as follows:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Balance	(Level 1)	(Level 2)	(Level 3)
		(Dollars in Thousands)
As of September 30, 2009
Description
Assets
Trading Securities	$23,090	$23,090	$—	$—
Securities Available for Sale:
U.S. Treasury and Government Sponsored Enterprise	752	—	752	—
Agency Mortgage-Backed Securities	485,744	—	485,744	—
Agency Collateralized Mortgage Obligations	34,703	—	34,703	—
Private Mortgage-Backed Securities	14,874	—	—	14,874
State, County, and Municipal Securities	4,104	—	4,104	—
Single Issuer Trust Preferred Securities Issued by Banks and Insurers	3,142	—	—	3,142
Pooled Trust Preferred Securities Issued by Banks and Insurers	2,806	—	—	2,806
Residential Mortgage Loan Commitments & Forward Sales Agreements, net	317	—	317	—
Liabilities
Derivatives:
Derivative Financial Instruments, net	6,777	—	6,777	—

As of December 31, 2008
Description
Assets
Trading Securities	$2,701	$2,701	$—	$—
Securities Available for Sale:
U.S. Treasury and Government Sponsored Enterprise	710	—	710	—
Agency Mortgage-Backed Securities	475,083	—	475,083	—
Agency Collateralized Mortgage Obligations	56,783	—	56,783	—
Private Mortgage-Backed Securities	15,514	—	15,514	—
State, County, and Municipal Securities	18,954	—	18,954	—
Corporate Debt Securities	25,852	—	25,852	—
Single Issuer Trust Preferred Securities Issued by Banks and Insurers	2,201	—	2,201	—
Pooled Trust Preferred Securities Issued by Banks and Insurers	5,194	—	—	5,194
Residential Mortgage Loan Commitments & Forward Sales Agreements, net	367	—	367	—
Liabilities
Derivatives:
Derivative Financial Instruments, net	12,852	—	12,852	—
     The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and nine months ended September 30, 2009 and year ended December 31, 2008. These instruments were valued using pricing models and discounted cash flow methodologies.

	Reconciliation for All Assets and Liabilities Measured at Fair Value on
	a Recurring Basis Using Significant Unobservable Inputs (Level 3)
	Securities Available for Sale
			Private
	Pooled Trust	Single Trust	Mortgage-
	Preferred	Preferred	Backed
	Securities	Securities	Securities	Total
	(Dollars in Thousands)
Quarter-to-Date

Balance at June 30, 2009	$4,239	$2,798	$16,684	$23,721
Gains and Losses (realized/unrealized)
Included in earnings	(4,937)	—	(204)	(5,141)
Included in Other Comprehensive Income	3,522	344	216	4,082
Purchases, issuances and settlements	(18)	—	(1,822)	(1,840)
Transfers in to Level 3	—	—	—	—

Balance at September 30, 2009	$2,806	$3,142	$14,874	$20,822

Year-to-Date

Balance at January 1, 2008	$—	$—	$—	$—
Gains and Losses (realized/unrealized)
Included in earnings	(7,216)	—	—	(7,216)
Reclass to OCI (2)	5,974	—	—	5,974
Included in Other Comprehensive Income	(8,957)	—	—	(8,957)
Purchases, issuances and settlements	—	—	—	—
Transfers in to Level 3	15,393	—	—	15,393

Balance at January 1, 2009	$5,194	$—	$—	$5,194

Gains and Losses (realized/unrealized)
Included in earnings	(6,497)	—	(297)	(6,794)
Included in Other Comprehensive Income	4,127	940	1,479	6,546
Purchases, issuances and settlements	(18)	—	(1,822)	(1,840)
Transfers in to Level 3	—	2,202	15,514	17,716

Balance at September 30, 2009	$2,806	$3,142	$14,874	$20,822

The amount of gains and losses due to change in fair value, including both realized and unrealized gains and losses, included in earnings for Level 3 assets and liabilities during the three and nine month periods, ending September 30, 2009 and the twelve month period ending December 31, 2008 and that are still held were classified as follows:

For the three months ending		For the nine months ending		For the twelve months ending
September 30, 2009		September 30, 2009		December 31, 2008
Trading Income	Non-Interest Income	Trading Income	Non-Interest Income	Trading Income	Non-Interest Income
$—	$(5,141) (1)	$—	$(6,794)(1)	$—	$(7,216)(1)

(1)	Represents write-downs on certain securities that were deemed to be other-than-temporarily impaired during the three and nine months ended September 30, 2009 and twelve months ended December 31, 2008.

(2)	Pursuant to the Investments -Debt and Equity Securities Topic of the FASB ASC, $6.0 million of securities impairment that represented non credit related impairment was reclassed to OCI. The table above reflects the reclass to OCI for comparative illustrative purposes only as the guidance was adopted effective January 1, 2009.
     Assets and liabilities measured at fair value on a non-recurring basis as of September 30, 2009 and December 31, 2008 are as follows:

	Fair Value Measurements at Reporting Date Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable	Total
		Assets	Inputs	Inputs	Gains
	Balance	(Level 1)	(Level 2)	(Level 3)	(Losses)
	(Dollars in Thousands)
As of September 30, 2009
Description

Impaired Loans	$22,028	$—	$—	$22,028	$(688)
Loans Held For Sale	16,264	—	16,264	—	515
Other Real Estate Owned	6,491	—	2,396	4,095	164
Mortgage Servicing Asset	2,165	—	—	2,165	—

As of December 31, 2008
Description

Impaired Loans	$2,754	$—	$2,754	$—	$(1,453)
     As required by the FASB ASC Topic No. 825, “Fair Value Measurements and Disclosures”, the estimated fair values and related carrying amounts of the Company’s financial instruments are listed below. Excluded from this listing are certain financial instruments such as post retirement plans, lease contracts, investments accounted for under the equity method, equity investments in consolidated subsidiaries, and all non-financial instruments. Accordingly, the aggregate fair value amounts presented herein may not necessarily represent the underlying fair value of the Company.

	SEPTEMBER		DECEMBER
	2009		2008
	BOOK	FAIR	BOOK	FAIR
	VALUE	VALUE	VALUE	VALUE
	(Dollars In Thousands)		(Dollars In Thousands)
FINANCIAL ASSETS
Securities Held To Maturity	$83,063	$83,479	$32,789	$30,390	(a)
Loans, Net of Allowance for Loan Losses	3,346,182	3,350,329	2,615,487	2,621,550	(b) (e)

FINANCIAL LIABILITIES
Time Certificates of Deposits	$937,854	$949,301	$846,096	$855,585	(c)
Federal Home Loan Bank Advances	396,218	384,123	429,634	435,431	(c)
Federal Funds Purchased and Assets Sold Under Repurchase Agreements	188,707	192,442	170,880	166,600	(c)
Subordinated Debentures	30,000	24,400	30,000	31,188	(c)
Junior Subordinated Debentures	61,857	1,580	61,857	10,894	(d)

(a)	The fair value values presented are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments and/or discounted cash flow analyses.

(b)	Fair value is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities or cash flows.

(c)	Fair value was determined by discounting anticipated future cash payments using rates currently available for instruments with similar remaining maturities.

(d)	Fair value was determined based upon market prices of securities with similar terms and maturities.

(e)	The book value of net loans excludes loans held for sale.
     This summary excludes financial assets and liabilities for which the carrying value approximates fair value. For financial assets, these include cash and due from banks, federal funds sold, short-term investments, Federal Home Loan Bank of Boston stock, and Bank Owned Life Insurance. For financial liabilities, these include demand, savings, money market deposits, and federal funds purchased and assets sold under repurchase agreements. The estimated fair value of demand, savings and money market deposits is the amount payable at the reporting date. The Financial Instruments topic of the FASB ASC requires the use of carrying value because the accounts have no stated maturity date and the customer has the ability to withdraw funds immediately. Also excluded from the summary are financial instruments measured at fair value on a recurring and non-recurring basis, as previously described.
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

     Earnings per share consisted of the following components for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Dollars in Thousands)		(Dollars in Thousands)
Net Income	$6,841	$8,815	$13,888	$20,943
Less: Preferred Stock Dividends	—	—	5,698	—

Net Income Available to Common Shareholders	$6,841	$8,815	$8,190	$20,943

Weighted Average Shares
Basic EPS	20,921,635	16,275,442	19,210,431	15,518,540
Effect of dilutive securities	48,254	62,738	26,181	72,627

Diluted EPS	20,969,889	16,338,180	19,236,612	15,591,167

Net Income Available to Common Shareholders per Share
Basic EPS	$0.33	$0.54	$0.43	$1.35
Effect of dilutive securities	—	—	—	0.01

Diluted EPS	$0.33	$0.54	$0.43	$1.34

The following table illustrates options to purchase common stock and shares of restricted stock, that were excluded from the calculation of diluted earnings per share because they were anti-dilutive:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Stock Options	1,011,736	784,599	1,059,363	738,254

Restricted Stock	—	—	—	—
NOTE 7 — EMPLOYEE BENEFITS
POST RETIREMENT BENEFITS, SUPPLEMENTAL EXECUTIVE RETIREMENT PLANS & DEFINED BENEFIT PENSION PLAN
     The Company maintains a defined benefit pension plan (“Pension Plan”) administered by Pentegra Retirement Services (the “Fund”), a multiple employer plan. The Fund does not segregate the assets or liabilities of all participating employers, accordingly, disclosure of accumulated vested and non-vested benefits is not possible. Effective July 1, 2006, the Company froze the Pension Plan. The Pension Plan year is July 1st through June 30th. Contributions for the 2008-2009 plan year were all paid in 2008. It has not yet been determined what the contribution is expected to be related to the 2009-2010 plan year. During the three months ended September 30, 2009 and 2008, $339,000 and $318,000 of pension expense had been recognized, respectively. During the nine months ended September 30, 2009 and 2008, $713,000 and $837,000 of pension expense had been recognized, respectively.

     As a result of the acquisition of Slade’s Ferry Bancorp Inc. (“Slades”) in 2008, the Company acquired a defined benefit pension plan (“Slades Pension Plan”) that covers substantially all of Slades’ previous employees that met certain eligibility requirements and that were employed up to January 1, 1998 when the plan was frozen. During the first quarter of 2009, the Company merged the Slades Pension Plan into the Company’s existing Pension Plan.
     As a result of the acquisition of Benjamin Franklin Bancorp., Inc (“Ben Franklin”) during 2009 the Company acquired an Employee Stock Ownership Program (“ESOP”). The Company is in the process of terminating and winding down the plan, pending approval from the Internal Revenue Service. All vested participants’ benefits will be distributed upon termination. The Company has no liability relating to this plan.
     The Company administers post-retirement benefit plans and previously disclosed in its financial statements for the fiscal year ended December 31, 2008 that it expected to contribute $83,000 to its post-retirement benefit plans in 2009. For the three and nine months ended September 30, 2009 $25,000 and $55,000 of contributions have been made to the post-retirement benefit plans, respectively, as compared to $17,000 and $56,000 for the comparative periods in 2008.
     The Company also administers supplemental executive retirement plans (“SERPs”) and previously disclosed in its financial statements for the fiscal year ended December 31, 2008 that it expected to record an expense of $244,000 for its SERPs in 2009. For the three and nine months ended September 30, 2009 $62,000 and $162,000 have been recorded as an expense for the SERPs, respectively, as compared to $26,000 and $85,000 for the comparative periods in 2008.

NOTE 8 — COMPREHENSIVE INCOME
     Information on the Company’s comprehensive income, presented net of taxes, is set forth below for the three and nine months ended September 30, 2009 and 2008.
Comprehensive income (loss) is reported net of taxes, as follows:
(Dollars in Thousands)

	FOR THE THREE		FOR THE NINE
	MONTHS ENDED		MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2009	2008	2009		2008

Net Income	$6,841	$8,815	$13,888		$20,943
Other Comprehensive Income/(Loss), Net of Tax:

Cumulative Effect Accounting Adjustment, net of tax of $2,151	—	—	(3,823	)(a)	—

Increase (Decrease) in fair value of securities available for sale, net of tax of $4,269 and ($444) for the three months ended September 30, 2009 and 2008, respectively and $6,835 and ($2,532) for the nine months ended September 30, 2009 and 2008, respectively.	7,035	(995)	11,831		(4,633)

Less: reclassification adjustment for realized gains included in net income, net of tax of $536 and $56 for the nine months ended September 30, 2009 and 2008, respectively.	—	—	(843)		(77)

Net change in fair value of securities available for sale, net of tax of $4,269 and ($444) for the three months ended September 30, 2009 and 2008, respectively, and $6,299 and ($2,588) for the nine months ended September 30, 2009 and 2008, respectively.	7,035	(995)	10,988		(4,710)

Change in unrealized (losses)/gains on cash flow hedges, net of tax of( $1,035) and ($402) for the three months ended September 30, 2009 and 2008, respectively and $4,394 and ($608) for the nine months ended September 30, 2009 and 2008, respectively.	(1,499)	(555)	6,362	(c)	(857	)(b)

Less: reclassification of realized loss on cash flow hedges, net of tax of ($40) and $71 for the three months ended September 30, 2009 and 2008, respectively, and $828 and $145 for the nine months ended September 30, 2009 and 2008, respectively.	(57)	98	1,189		202

Change in fair value of cash flow hedges, net of tax of ($995) and ($331) for the three months ended September 30, 2009 and 2008, respectively, and $3,565 and ($471) for the nine months ended September 30, 2009 and 2008, respectively.	(1,442)	(457)	5,173		(655)

Amortization of certain costs included in net periodic post retirement costs, net of tax of ($45) and $30 for the three months ended September 30, 2009 and 2008, respectively, and ($134) and $91 for the nine months ended September 30, 2009 and 2008, respectively.	(65)	42	(195)		126

Other Comprehensive Gain/(Loss), Net of Tax:	5,528	(1,410)	12,143		(5,239)

Comprehensive Income	$12,369	$7,405	$26,031		$15,704

(a)	Represents reclassifications of non credit related components of previously recorded OTTI pursuant to the adoption of the Investments - Debt and Equity Securities topic of the FASB ASC.

(b)	Includes the remaining balance of $473,000 at September 30, 2008 of realized but unrecognized loss from the sale of an interest rate swap in January 2008. The loss will be recognized in earnings through January 2010, the original maturity date of the interest rate swap.

(c)	Includes the remaining balance of $1.3 million at September 30, 2009 of realized but unrecognized gain, net of tax, from the sale of interest rate swaps in June 2009. The gain will be recognized in earnings through December 2018, the original maturity date of the swap. Also, includes the remaining balance of $103,000 at September 30, 2009 of realized but unrecognized loss from the sale of an interest rate swap in January 2008.

NOTE 9 — ACQUISITION
     On April 10, 2009 the Company completed its acquisition of Benjamin Franklin Bancorp, Inc. (“Ben Franklin”), the parent of Benjamin Franklin Bank. The transaction qualified as a tax-free reorganization for federal income tax purposes, and former Ben Franklin shareholders received 0.59 shares of the Company’s common stock for each share of Ben Franklin common stock which they owned. Under the terms of the merger, cash was issued in lieu of fractional shares. Based upon the Company’s $18.27 per share closing price on April 9, 2009, the transaction was valued at $10.7793 per share of Ben Franklin common stock or approximately $84.5 million in the aggregate. As a result of the acquisition, the Company’s outstanding shares increased by 4,624,948 shares.
     The Company accounted for the acquisition using the acquisition method pursuant to the Business Combinations Topic of the FASB ASC. Accordingly, the Company recorded merger and acquisition expenses of $41,000 and $12.4 million during the three and nine months ended September 30, 2009, respectively. Additionally, the acquisition method requires an acquirer to recognize the assets acquired and the liabilities assumed at their fair values as of the acquisition date. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed as of the date of the acquisition.

Net Assets Acquired
(Dollars in Thousands)
Assets:
Cash	$98,089
Investments	147,548
Loans	687,444
Premises and Equipment	5,919
Goodwill	12,193
Core Deposit & Other Intangible	7,616
Other Assets	47,639

Total Assets Acquired	1,006,448

Liabilities:
Deposits	701,407
Borrowings	196,105
Other Liabilities	24,433

Total Liabilities Assumed	921,945

Purchase Price	$84,503

     As noted above, the Company acquired loans at fair value of $687.4 million. Included in this amount was $3.9 million of loans with evidence of deterioration of credit quality since origination for which it was probable, at the time of the acquisition, that the Company would be unable to collect all contractually required payments receivable. The Company’s evaluation of loans with evidence of loan deterioration as of the acquisition date resulted in a nonaccretable difference of $806,000, which is defined as the loan’s contractually required payments receivable in excess of the amount of its cash flows expected to be collected. The Company considered factors such as payment history, collateral values, and accrual status when determining whether there was evidence of deterioration of loan’s credit quality at the acquisition date.

     A core deposit intangible of $6.6 million was recorded with an expected life of ten years. There was an additional $650,000 of other intangibles recorded related to non-compete agreements with a life of one year, and other various intangibles of $340,000.
     The following summarizes the unaudited proforma results of operations as if the Company acquired Ben Franklin on January 1, 2009 (2008 amounts represent combined results for the Company and Ben Franklin).

	Three months ended
	September 30,
	2009	2008
Net Interest Income	$40,908	$37,853
Net Income	6,868	10,037
Earnings Per Share- Basic	$0.33	$0.49
Earnings Per Share- Diluted	$0.33	$0.48

	Nine months ended
	September 30,
	2009	2008
Net Interest Income	$114,006	$105,898
Net Income	24,974	24,448
Earnings Per Share- Basic	$1.30	$1.23
Earnings Per Share- Diluted	$1.30	$1.23
     Excluded from the pro forma results of operations for the three and nine months ended September 30, 2009 are merger costs net of tax of $27,000, which had no effect on earnings per diluted share, and $9.7 million, or $0.50 per diluted share, respectively, primarily made up of the acceleration of certain compensation and benefit costs arising due to the change in control and other merger expenses.

NOTE 10 — GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS
     The changes in goodwill and intangible assets for the period ended September 30, 2009 are shown in the table below. During the second quarter of 2009, the Company acquired Ben Franklin resulting in additional goodwill of $12.2 million and core deposit and other identifiable intangible assets of $7.6 million.

	Carrying Amount of Goodwill and Intangibles
	(Dollars in Thousands)
		Core Deposit	Other Identifiable
	Goodwill	Intangibles	Intangible Assets	Total
Balance at December 31, 2008	$116,437	$8,367	$906	$125,710

Additions	12,619	6,626	990	20,235
Amortization Expense	—	(1,396)	(397)	(1,793)

Balance at September 30, 2009	$129,056	$13,597	$1,499	$144,152

     The following table sets forth the remaining estimated annual amortization expense of the identifiable assets.

	Remaining Estimated Annual Amortization Expense
	(Dollars in Thousands)
	2009	2010	2011	2012	2013	2014 -2038	Total
Core Deposit Intangibles	$534	$1,789	$1,611	$1,449	$1,449	$6,765	$13,597
Other Intangible Assets	181	254	78	156	158	672	1,499

Total Identifiable Intangible Assets	$715	$2,043	$1,689	$1,605	$1,607	$7,437	$15,096

NOTE 11 — CAPITAL PURCHASE PROGRAM
     On April 22, 2009 the Company repaid $78.2 million in preferred stock to the U.S. Treasury in conjunction with its exit from the United States Treasury Department’s Capital Purchase Program. As a result, during the second quarter the Company recorded a $4.4 million non-cash deemed dividend charge to earnings, amounting to $0.22 per diluted share, associated with the repayment of the preferred stock and an additional preferred stock dividend of $141,000 for the second quarter. The Company also repurchased common stock warrants issued to the Treasury for $2.2 million, the cost of which has been reflected as a reduction in additional paid in capital.

NOTE 12 — DERIVATIVE FINANCIAL INSTRUMENTS
     The Company manages economic risks, including interest rate, and liquidity, primarily by managing the amount, sources, and duration of its debt, funding, and the use of derivative financial instruments. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally to manage the Company’s interest rate risk. Additionally, the Company enters into derivative instruments with customers, which allows the Company to retain variable rate commercial loans.
     Derivative instruments are carried at fair value in the Company’s financial statements. The accounting for changes in the fair value of a derivative instrument is dependent upon whether or not it has been designated and qualifies as part of a hedging relationship, and further, by the type of hedging relationship. As of September 30, 2009, the Company has entered into interest rate swap contracts as part of the Company’s interest rate risk management program, which are designated and qualify as cash flow hedges. In addition, the Company may from time to time enter into interest rate swap contracts with commercial customers, which are not designated as hedging instruments.
Asset Liability Management
     The Bank currently utilizes interest rate swap agreements as hedging instruments against interest rate risk associated with the Company’s borrowings. An interest rate swap is an agreement whereby one party agrees to pay a floating rate of interest on a notional principal amount in exchange for receiving a fixed rate of interest on the same notional amount, for a predetermined period of time, from a second party. The amounts relating to the notional principal amount are not actually exchanged. The maximum length of time over which the Company is currently hedging its exposure to the variability in future cash flows for forecasted transactions related to the payment of variable interest on existing financial instruments is ten years. The notional amounts for the Company’s cash flow hedges at September 30, 2009 and December 31, 2008 amounted to $185.0 million and $235.0 million, respectively.

Derivative Positions
(Dollars In Thousands)
Derivatives Designated as Hedging:
Cash Flow Hedges
As of September 30, 2009

					Receive			Fair Value at
	Notional	Trade	Effective	Maturity	(Variable)	Current Rate	Pay Fixed	September 30,
	Amount	Date	Date	Date	Index	Received	Swap Rate	2009
Interest Rate Swaps				(Unaudited Dollars in Thousands)
	$35,000	19-Mar-08	19-Mar-08	20-Jan-10	3 Month LIBOR	0.51%	2.28%	$(209)
	25,000	16-Feb-06	28-Dec-06	28-Dec-16	3 Month LIBOR	0.30%	5.04%	(3,378)
	25,000	16-Feb-06	28-Dec-06	28-Dec-16	3 Month LIBOR	0.30%	5.04%	(3,306)
	25,000	8-Dec-08	10-Dec-08	10-Dec-13	3 Month LIBOR	0.30%	2.65%	(318)
	25,000	9-Dec-08	10-Dec-08	10-Dec-13	3 Month LIBOR	0.30%	2.59%	(259)
	25,000	9-Dec-08	10-Dec-08	10-Dec-18	3 Month LIBOR	0.30%	2.94%	478
	25,000	16-Dec-08	18-Dec-08	18-Dec-13	3 Month LIBOR	0.29%	2.09%	229

Total	$185,000						Total	$(6,763)

As of December 31, 2008

					Receive			Fair Value at
	Notional	Trade	Effective	Maturity	(Variable)	Current Rate	Pay Fixed	December 31,
	Amount	Date	Date	Date	Index	Received	Swap Rate	2008
Interest Rate Swaps				(Unaudited Dollars in Thousands)
	$35,000	19-Mar-08	19-Mar-08	20-Jan-10	3 Month LIBOR	4.50%	2.28%	$(321)
	25,000	16-Feb-06	28-Dec-06	28-Dec-16	3 Month LIBOR	2.00%	5.04%	(4,890)
	25,000	16-Feb-06	28-Dec-06	28-Dec-16	3 Month LIBOR	2.00%	5.04%	(4,877)
	25,000	8-Dec-08	10-Dec-08	10-Dec-13	3 Month LIBOR	2.19%	2.65%	(616)
	25,000	9-Dec-08	10-Dec-08	10-Dec-13	3 Month LIBOR	2.19%	2.59%	(547)
	25,000	9-Dec-08	10-Dec-08	10-Dec-18	3 Month LIBOR	2.19%	2.94%	(987)
	25,000	9-Dec-08	10-Dec-08	10-Dec-18	3 Month LIBOR	2.19%	2.94%	(1,001)
	25,000	16-Dec-08	18-Dec-08	18-Dec-13	3 Month LIBOR	1.85%	2.09%	(22)
	25,000	17-Dec-08	19-Dec-08	19-Dec-18	3 Month LIBOR	1.58%	2.24%	445

Total	$235,000						Total	$(12,816)

     For derivative instruments that are designated and qualify as hedging instruments, the effective portion of the gains or losses are reported as a component of OCI, and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The Company expects approximately $4.3 million to be reclassed to earnings from OCI in the next twelve months, related to the Company’s cash flow hedges.
     The ineffective portion of the cash flow hedge is recognized directly in earnings. The Company recognized $49,000, and $61,000 three and nine months ending September 30, 2009, of hedge ineffectiveness in earnings. During 2008, the amount that was recognized in earnings was not material. The ineffective portions that were recognized during 2009 and 2008 were associated with the unwinding of certain borrowings and their associated cash flow hedges.
     During 2009, the Company unwound certain borrowings and their associated cash flow hedges. As a result of the termination of the cash flow hedges, the Company recognized a gain of $3.8 million, pre-tax in non-interest income. Additionally, a gain of $1.4 million remained in OCI, net of tax, and will be amortized over the original maturity of the swap (until December 2018), to the extent the hedged forecasted transaction remain probable.

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
     Associated net amortization on these swaps of $98,000 and $398,000 was recognized in interest expense on borrowings in the three and nine months ended September 30, 2009.
Customer Related Positions
     Interest rate derivatives, primarily interest-rate swaps, offered to commercial borrowers through the Bank’s derivative program are not designated as hedging instruments. However, the Bank believes that its exposure to commercial customer derivatives is limited because these contracts are simultaneously matched at inception with an offsetting dealer transaction. The commercial customer derivative program allows the Bank to retain variable-rate commercial loans while allowing the customer to synthetically fix the loan rate by entering into a variable-to-fixed interest rate swap. It is anticipated that over time customer interest rate derivatives will reduce the interest rate risk inherent in the longer-term, fixed-rate commercial business and real estate loans. As of September 30, 2009 the Company has entered into twenty customer-related positions and offsetting dealer transactions. For the quarter ended September 30, 2009, and the year ended December 31, 2008 the Bank had a total notional amount of $84.5 million and $20.4 million, respectively, of interest rate swap agreements with commercial borrowers and an equal notional amount of dealer transactions.
Derivative Positions
(Dollars In Thousands)
Derivatives Not Designated as Hedging:

	Notional Amount Maturing
As of September 30, 2009	2009	2010	2011	2012	Thereafter	Total	Fair Value
				(Unaudited Dollars in Thousands)
Customer Related Positions
Receive fixed, pay variable	—	—	—	—	$84,491	$84,491	$(1,985)

Pay fixed, receive variable	—	—	—	—	$84,491	$84,491	$1,971

	Notional Amount Maturing
As of December 31, 2008	2009	2010	2011	2012	Thereafter	Total	Fair Value
				(Unaudited Dollars in Thousands)
Customer Related Positions
Receive fixed, pay variable	—	—	—	—	$20,403	$20,403	$(1,048)

Pay fixed, receive variable	—	—	—	—	$20,403	$20,403	$1,012
     Changes in the fair value of customer related positions are recorded directly in earnings as they are not afforded hedge accounting treatment. The Company recorded a decrease in fair value of $112,000 and a net increase in fair value of $22,000 for the three and nine months ended September 30, 2009, respectively. There were no material amounts recorded in the comparative 2008 periods.
     The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of September 30, 2009 and December 31, 2008:
Fair Values of Derivative Instruments
(In thousands)

	Asset Derivatives				Liability Derivatives
	September 30,		December 31,		September 30,		December 31,
	2009		2008		2009		2008
	Balance		Balance		Balance		Balance
	Sheet	Fair	Sheet		Sheet	Fair	Sheet
	Location	Value	Location	Fair Value	Location	Value	Location	Fair Value
Derivatives designated as hedges:
Interest rate swaps	Other Assets	$707	Other Assets	$445	Other Liabilities	$7,470	Other Liabilities	$13,261

Derivatives not designated as hedges:
Customer related positions	Other Assets	$2,044	Other Assets	$1,011	Other Liabilities	$2,058	Other Liabilities	$1,048

     The tables below present the effect of the Company’s derivative financial instruments on the Income Statement as of September 30, 2009 and 2008:
Amount of Derivative Gain/(Loss) Recognized/Reclassified
(Dollars in Thousands)

						Location of Gain/(Loss)	On Derivative
						Recognized in Income on	(Ineffective Portion and
For the three months			Location of Gain/(Loss)			Derivative (Ineffective	Amount excluded
ended September 30, 2009	Gain/ (Loss) in OCI on Derivative		Reclassified from	From Accumulated OCI Into		Portion and Amount	from Effectiveness
Derivatives Designated as	(Effective Portion)		Accumulated OCI into	Income (Effective Portion)		excluded from	Testing
Hedges:	9/30/2009	9/30/2008	Income (Effective Portion)	9/30/2009	9/30/2008	Effectiveness Testing)	9/30/2009	9/30/2008
Interest rate swaps	$(1,662)	$1,295	Interest income/(expense)	$(373)	$46	Interest income/(expense)	$(49)	$—

						Location of Gain/(Loss)	On Derivative
						Recognized in Income on	(Ineffective Portion and
For the nine months			Location of Gain/(Loss)			Derivative (Ineffective	Amount excluded
ended September 30, 2009	Gain/ (Loss) in OCI on Derivative		Reclassified from	From Accumulated OCI Into		Portion and Amount	from Effectiveness
Derivatives Designated as	(Effective Portion)		Accumulated OCI into	Income (Effective Portion)		excluded from	Testing
Hedges:	9/30/2009	9/30/2008	Income (Effective Portion)	9/30/2009	9/30/2008	Effectiveness
Interest rate swaps	$4,972	$—	Interest income/(expense)	$(1,277)	$251	Interest income/(expense)	$(61)	$—
			Other income	937	—

				$(340)	$251
     Derivative contracts involve the risk of dealing with derivative counterparties and their ability to meet contractual terms. Institutional counterparties must have an investment grade credit rating and be approved by the Company’s Board of Directors. The Company’s credit exposure on interest rate swaps is limited to the net favorable value and interest payments of all swaps by each counterparty. Credit exposure may be reduced by the amount of collateral pledged by the counterparty. The Company’s credit exposure relating to interest rate swaps with bank customers was approximately $2.0 million at September 30, 2009. The credit exposure is partly mitigated as transactions with customers are secured by the collateral, if any, securing the underlying transaction being hedged. Collateral levels for upstream financial institution counterparties are monitored and adjusted as necessary.
     The Company currently holds derivative instruments that contain credit-risk related contingent features that are in a net liability position. The notional amount of these instruments as of September 30, 2009 was $85.0 million. The aggregate fair value of these instruments at September 30, 2009 was $9.1 million. As of September 30, 2009, the Company has collateral assigned to these derivative instruments amounting to $9.6 million. Per a review completed by management of these instruments at September 30, 2009 it was determined that no additional collateral would have to be posted to settle these instruments immediately. The Company does not offset fair value amounts recognized for derivative instruments. The Company does net the amount recognized for the right to reclaim cash collateral against the obligation to return cash collateral arising from derivative instruments executed with the same counterparty under a master netting arrangement.
     Certain derivative instruments, primarily forward sales of mortgage loans, are utilized by the Company in its efforts to manage risk of loss associated with its mortgage loan commitments and mortgage loans held for sale. Prior to closing and funding certain single-family residential mortgage loans, an interest rate locked commitment is generally extended to the borrower. During the period from commitment date to closing date, the Company is subject to the risk that market rates of interest may change. If market rates rise, investors generally will pay less to purchase such loans resulting in a reduction in the gain on sale of the loans or, possibly, a loss. In an effort to mitigate such risk, forward delivery sales commitments are executed, under which the Company agrees to deliver whole mortgage loans to various investors. The interest rate locked commitments and forward sales commitments are recorded at fair value, with changes in fair value recorded in current period earnings. Loans held for sales are carried at the lower of aggregate cost or fair value.
     The table below summarizes the fair value of residential mortgage loans commitments and forward sales agreements:

	Fair Value at
	September 30,	December 31,
	2009	2008
	(Dollars in Thousands)
Residential Mortgage Loan Commitments	$716	$338
Forward Sales Agreements	$(399)	$29

	Change for the Nine Months
	Ended September 30,
	2009	2008
Residential Mortgage Loan Commitments	$378	( $126)
Forward Sales Agreements	(428)	(8)

Total Change in Fair Value*	( $50)	( $134)

*	Changes in these fair values are recorded as a component of mortgage banking income.
NOTE 13 — SUBSEQUENT EVENTS
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
     Although the Company believes that the expectations reflected in the Company’s forward-looking statements are reasonable, these statements involve risks and uncertainties that are subject to change based on various important factors (some of which are beyond the Company’s control). The following factors, among others, could cause the Company’s financial performance to differ materially from the Company’s goals, plans, objectives, intentions, expectations and other forward-looking statements:
•	a weakening in the strength of the United States economy in general and the strength of the regional and local economies within the New England region and Massachusetts which could result in a deterioration of credit quality, a change in the allowance for loan losses or a reduced demand for the Company’s credit or fee-based products and services;

•	adverse changes in the local real estate market could result in a deterioration of credit quality and an increase in the allowance for loan loss, as most of the Company’s loans are concentrated in southeastern Massachusetts, including Cape Cod and Rhode Island and a substantial portion of these loans have real estate as collateral;

•	the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, could affect the Company’s business environment or affect the Company’s operations;

•	the effects of, any changes in, and any failure by the Company to comply with tax laws generally and requirements of the federal New Markets Tax Credit program in particular could adversely affect the Company’s tax provision and its financial results;

•	inflation, interest rate, market and monetary fluctuations could reduce net interest income and could increase credit losses;

•	adverse changes in asset quality could result in increasing credit risk-related losses and expenses;

•	competitive pressures could intensify and affect the Company’s profitability, including as a result of continued industry consolidation, the increased financial services provided by non-banks and banking reform;

•	a deterioration in the conditions of the securities markets could adversely affect the value or credit quality of the Company’s assets, the availability and terms of funding necessary to meet the Company’s liquidity needs and the Company’s ability to originate loans;
•	the potential to adapt to changes in information technology could adversely impact the Company’s operations and require increased capital spending;

•	changes in consumer spending and savings habits could negatively impact the Company’s financial results;

•	acquisitions may not produce results at levels or within time frames originally anticipated and may result in unforeseen integration issues or impairment of goodwill and/or other intangibles;

•	adverse conditions in the securities markets could lead to impairment in the value of securities in the Company’s investment portfolios and consequently have an adverse effect on the Company’s earnings; and

•	laws and programs designed to address capital and liquidity issues in the banking system, including, but not limited to, the Federal Deposit Insurance Corporation’s (“FDIC’s”) Temporary Liquidity Guaranty Program and the U.S. Treasury Department’s Capital Purchase Program and Troubled Asset Relief Program may have significant effects on the financial services industry, the exact nature and extent of which cannot be determined at this time.
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
EXECUTIVE LEVEL OVERVIEW
     The Company reported net income of $6.8 million and $13.9 million for the three and nine month periods ending September 30, 2009 compared to $8.8 million and $20.9 million for the same periods in 2008, respectively. The decrease in net income from the prior year is primarily due to merger and acquisition expenses associated with the Benjamin Franklin Bancorp. Inc. (“Ben Franklin”) acquisition, a special FDIC deposit insurance premium fee incurred during the second quarter of 2009, OTTI charges, and a higher level of provision for loan losses consistent with current economic conditions and a higher level of loan losses. The provision for loan loss has increased by $2.4 million and $7.6 million for the three and nine months ended September 30, 2009 as compared to the same periods in 2008, respectively. Also, in early 2009 the Company issued preferred stock related to the Company’s participation in the United States Treasury Department’s Capital Purchase program (“CPP”), which decreased net income available to common shareholders by the preferred dividends declared, causing a decline of $0.30 per diluted share, year-to-date. On a diluted earnings per share basis the Company reported earnings of $0.33 and earnings of $0.43 for the three and nine month periods ending September 30, 2009, respectively, compared to earnings of $0.54 and $1.34 for the comparative 2008 periods.
     When management assesses the Company’s financial performance for purposes of making day-to-day and strategic decisions it does so based upon the performance of its core banking business, which is primarily derived from the combination of net interest income and non-interest or fee income, reduced by operating expenses, the provision for loan losses, and the impact of income taxes. The Company’s financial performance as determined in accordance with Generally Accepted Accounting Principles (“GAAP”), however, sometimes includes gain or loss due to items that management does not believe are related to its core banking business, such as gains or losses on the sales of securities, merger & acquisition expenses, and other items. Management, therefore, also computes the Company’s non-GAAP operating earnings, which excludes these items, to measure the strength of the Company’s core banking business and to identify trends that may to some extent be obscured by gains or losses which management deems not to be core to the Company’s operations. Management believes that the financial impact of the items excluded when computing non-GAAP operating earnings will disappear or become immaterial within a near-term finite period.
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
     The following table summarizes management’s computation of non-GAAP operating earnings for the time periods indicated:

	Quarter to Date Ending September 30,
	Net Income
	Available to Common		Diluted
	Shareholders		Earnings Per Share
	2009	2008	2009	2008
AS REPORTED (GAAP)
Net Income	$6,841	$8,815	$0.33	$0.54
Preferred Stock Dividend	—	—	—	—

Net Income Available to Common Shareholders	$6,841	$8,815	$0.33	$0.54

Non-Interest Income Components, net of tax
Net Loss on Sale of Securities	—	—	—	—
Gain Resulting from Early Termination of Hedging Relationship	—	—	—	—
Non-Interest Expense Components, net of tax
Litigation Recovery	—	(488)	—	(0.03)
Merger & Acquisition Expenses	27	—	0.00	—
Deemed Preferred Stock Dividend	—	—	—	—

TOTAL IMPACT OF NON-CORE ITEMS	27	(488)	0.00	(0.03)

AS ADJUSTED (NON-GAAP)	$6,868	$8,327	$0.33	$0.51

	Year to Date Ending September 30,
	Net Income
	Available to Common		Diluted
	Shareholders		Earnings Per Share
	2009	2008	2009	2008
AS REPORTED (GAAP)
Net Income	$13,888	$20,943	$0.72	$1.34
Preferred Stock Dividend	5,698	—	0.30	—

Net Income Available to Common Shareholders	$8,190	$20,943	$0.43	$1.34

Non-Interest Income Components, net of tax
Net (Gain)/Loss on Sale of Securities	(880)	396	(0.05)	0.03
Gain Resulting from Early Termination of Hedging Relationship	(2,456)	—	(0.13)	—
Non-Interest Expense Components, net of tax
WorldCom Bond Loss Recovery	—	(272)	—	(0.02)
Litigation Reserve/Recovery	—	488	—	0.03
Merger & Acquisition Expenses	9,706	728	0.50	0.05
Deemed Preferred Stock Dividend	4,384	—	0.24	—

TOTAL IMPACT OF NON-CORE ITEMS	10,754	1,340	0.56	0.09

AS ADJUSTED (NON-GAAP)	$18,944	$22,283	$0.98	$1.43

     As indicated above, the Company’s results included certain items which management considers non-core. Excluding certain non-core items, net operating earnings were $6.8 million, or $0.33 per diluted common share and $18.9 million, or $0.98 per diluted common share for the three and nine months ended September 30, 2009, respectively, down 17.5% and 15.0%, respectively, from the comparable 2008 periods.
     Not reflected in the table above are additional large items impacting the Company’s results. For the three months ended September 30, 2009 and 2008 securities impairment charges, net of tax, were $3.3 million, or $0.16 per share and $468,000, or $0.03 per share, respectively. For the nine months ended September 30, 2009 and 2008 securities impairment charges, net of tax, were $4.4 million, or $0.23 per share and $1.7 million, or $0.11 per share, respectively. In addition, the Company incurred a special FDIC deposit insurance premium fee, net of tax, of $1.4 million, or $0.07 per share, during the second quarter of 2009.
     While the Company’s results reflect certain items that negatively impacted reported earnings, there were many positive aspects of the current quarter reflective of the Company’s strong core performance:

     The Company’s net interest margin improved to 4.05% in the third quarter, up from the 3.88% reported in the second quarter of 2009. The increase is primarily driven by the active management of deposit costs.
     Capital strengthened in the third quarter as the Company’s tangible equity ratio increased to 6.12% at the end of the third quarter as compared to 5.86% at the end of the second quarter. In the same periods, the non-GAAP measurement of these ratios, which includes the tax deductibility of certain goodwill and other intangibles, were 6.58% and 6.33%, respectively.
     Nonperforming loans as a percentage of loans increased to 109 basis points in the third quarter from 94 basis points at the end of the second quarter of 2009. Net charge-offs were $3.2 million in the third quarter of 2009, or 37 basis points on an annualized basis, compared to $1.9 million, or 23 basis points on an annualized basis, in the second quarter. The provision for loan losses was $4.4 million and $4.5 million for the quarters ended September 30, 2009 and June 30, 2009, respectively.
     Loan delinquency decreased to 1.58% at the end of the third quarter of 2009 as compared to 1.72% at the end of the second quarter. The Company continued to generate solid growth in the commercial and home equity loan portfolios with annualized third quarter growth of 11.7% and 7.7%, respectively. This was offset by the ongoing decline in the residential real estate and consumer categories.
     The Company experienced steady deposit growth in the core deposit categories which represents 71.4% of total deposits at September 30, 2009. This growth was partially mitigated by reductions in the municipal category and time deposits.
Critical Accounting Policies
     Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. The Company believes that the Company’s most critical accounting policies are those which the Company’s financial condition depends upon, and which involve the most complex or subjective decisions or assessments.
     There have been no material changes in critical accounting policies during 2009. Please refer to the 2008 Form 10-K for a complete listing of critical accounting policies.
FINANCIAL POSITION
     Loan Portfolio Total loans increased by $735.0 million, or 27.7%, for the period ended September 30, 2009 as compared to the amount of total loans at December 31, 2008. Loan growth achieved was concentrated in the commercial real estate and residential real estate categories while the automobile lending category was reduced significantly. Total commercial loans (including small business loans) now represent 65.0% of the total loan portfolio. The acquisition of Ben Franklin added $687.4 million in growth, as shown in the table below:
Table 1 — Effect of Benjamin Franklin Bancorp. Acquisition on Loans

			Benjamin
	September 30,	December 31,	Franklin	Organic
	2009	2008	Acquisition *	Growth/Loss
	(Unaudited - Dollars in Thousands)
Loans
Commercial & Commercial Real Estate Loans	$2,118,494	$1,569,082	$402,947	$146,465
Small Business	84,135	86,670	—	(2,535)
Residential Real Estate	591,358	423,974	241,239	(73,855)
Consumer — Home Equity	467,213	406,240	41,125	19,848
Consumer — Other	126,339	166,570	2,133	(42,364)

Total Loans	$3,387,539	$2,652,536	$687,444	$47,559

*	Balances are as of acquisition date of April 10, 2009 and do not include paydowns or amortization.
     Loans obtained in connection with the Ben Franklin acquisition have been recorded at fair value in accordance with the Business Combinations Topic of the FASB ASC, which prohibits the carry-over of the allowance for credit losses. The Company’s evaluation of loans with evidence of loan deterioration as of the acquisition date resulted in a nonaccretable difference of $806,000, representing the loans contractually required payments receivable in excess of the amounts of its cash flows expected to be collected. Determining the fair value of the acquired loans required estimating cash flows expected to be collected on the loans. Estimated credit losses on all acquired loans were considered in the determination of fair value as of the acquisition date. As of September 30, 2009 this amount had decreased to $343,000 due to write-downs.
     The Bank’s commercial real estate portfolio, the Bank’s largest portfolio, is diversified with loans secured by a variety of property types, such as owner-occupied and non-owner-occupied commercial, retail, office, industrial, and warehouse facilities as well as other special purpose properties, such as hotels, motels, restaurants, golf courses, and healthcare-related properties. Commercial real estate also includes loans secured by certain residential-related property types including multi-family apartment buildings, residential development tracts and, to a lesser extent, condominiums. The following pie chart shows the diversification of the commercial real estate portfolio as of September 30, 2009.

     The Bank considers a concentration of credit to a particular industry to exist when the aggregate credit exposure to a borrower, an affiliated group of borrowers or a non-affiliated group of borrowers engaged in one industry exceeds 10% of the Bank’s loan portfolio which includes direct, indirect or contingent obligations. As of September 30, 2009, loans made by the Company to the industry concentration of lessors of non-residential buildings constituted 14.3% of the Company’s total loan portfolio.
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
     Delinquency The Bank’s philosophy toward managing its loan portfolios is predicated upon careful monitoring, which stresses early detection and response to delinquent and default situations. The Bank seeks to make arrangements to resolve any delinquent or default situations over the shortest possible time frame. Generally, the Bank requires that delinquency notices be mailed to borrowers upon expiration of a grace period (typically no longer than 15 days beyond the due date). Reminder notices and telephone calls may be issued prior to the expiration of the grace period. If the delinquent status is not resolved within a reasonable time frame following the mailing of delinquent notices, the Bank’s personnel charged with managing its loan portfolios, contacts the borrowers to ascertain the reasons for delinquency and the prospects for payment. Any subsequent actions taken to resolve the delinquency will depend upon the nature of the loan and the length of time that the loan has been delinquent. The borrower’s needs are considered as much as reasonably possible without jeopardizing the Bank’s position. A late charge is usually assessed on loans upon expiration of the grace period.
     On loans secured by one-to-four family, owner-occupied properties, the Bank attempts to work out an alternative payment schedule with the borrower in order to avoid foreclosure action. Any loans that are modified are reviewed by the Bank to identify if a troubled debt restructuring has occurred. A troubled debt restructuring is when, for economic or legal reasons related to a borrower’s financial difficulties, the Bank grants a concession to the borrower that it would not otherwise consider based upon current market rates. The restructuring of the loan may include the transfer of assets from the borrower to satisfy the debt, a modification of loan terms, or a combination of the two. As of September 30, 2009 and December 31, 2008, troubled debt restructured loans amounted to $6.4 million and $1.1 million, which was comprised of 82 and 16 loans, respectively. If such efforts by the Bank do not result in a satisfactory arrangement, the loan is referred to legal counsel, at which time foreclosure proceedings are initiated. At any time prior to a sale of the property at foreclosure, the Bank may and will terminate foreclosure proceedings if the borrower is able to work out a satisfactory payment plan. On loans secured by commercial real estate or other business assets, the Bank similarly seeks to reach a satisfactory payment plan so as to avoid foreclosure or liquidation.
     The following table sets forth a summary of certain delinquency information as of the dates indicated:

	Table 2 - Summary of Delinquency Information
	At September 30, 2009				At December 31, 2008
	60-89 days		90 days or more		60-89 days		90 days or more
	Number	Principal	Number	Principal	Number	Principal	Number	Principal
	of Loans	Balance	of Loans	Balance	of Loans	Balance	of Loans	Balance
	(Unaudited - Dollars in Thousands)
Commercial and Industrial	8	$3,906	19	$3,513	8	$1,672	9	$1,790
Commercial Real Estate	7	4,586	38	13,491	8	2,649	9	3,051
Commercial Construction	—	—	—	—	—	—	6	2,313
Small Business	11	273	31	644	12	303	32	1,025
Residential Real Estate	12	2,301	29	6,449	8	3,076	26	5,767
Residential Construction	—	—	—	—	—	—	—	—
Consumer — Home Equity	4	286	12	722	9	1,221	11	749
Consumer — Auto	61	495	56	462	94	869	75	552
Consumer — Other	34	262	30	164	44	256	42	205

Total	137	$12,109	215	$25,445	183	$10,046	210	$15,452

     Nonaccrual Loans As permitted by banking regulations, certain consumer loans which are 90 days or more past due continue to accrue interest. In addition, certain commercial and real estate loans that are more than 90 days past due may be kept on an accruing status if the loan is well secured and in the process of collection. As a general rule, commercial and real estate categories, as well as home equity loans more than 90 days past due with respect to principal or interest, are classified as a nonaccrual loan. Income accruals are suspended on all nonaccrual loans and all previously accrued and uncollected interest is reversed against current income. A loan remains on nonaccrual status until it becomes current with respect to principal and interest (and in certain instances remains current for up to three months), when the loan is liquidated, or when the loan is determined to be uncollectible and it is charged-off against the allowance for loan losses.
     Nonperforming Assets Nonperforming assets are comprised of nonperforming loans, nonperforming securities, Other Real Estate Owned (“OREO”) and other assets. Nonperforming loans consist of loans that are more than 90 days past due but still accruing interest and nonaccrual loans. Nonperforming securities consist of securities that are on nonaccrual status. OREO includes properties held by the Bank as a result of foreclosure or by acceptance of a deed in lieu of foreclosure. As of September 30, 2009, nonperforming assets totaled $44.8 million, an increase of $14.9 million from December 31, 2008. The increase in nonperforming assets is attributable mainly to increases in nonperforming loans in the commercial real estate categories and OREO, which is in part due to the impact of the Ben Franklin acquisition. Nonperforming assets represented 1.01% of total assets at September 30, 2009, as compared to 0.82% at December 31, 2008. The Bank had eighteen and seven properties totaling $6.5 million and $1.8 million held as OREO as of September 30, 2009 and December 31, 2008, respectively.
     Repossessed automobile loan balances continue to be classified as nonperforming loans and not as other assets, because the borrower has the potential to satisfy the obligation within twenty days from the date of repossession (before the Bank can schedule disposal of the collateral). The borrower can redeem the property by payment in full at any time prior to the property’s disposal by the Bank. Repossessed automobile loan balances amounted to $425,000 as of September 30, 2009, $642,000 at December 31, 2008 and $524,000 at September 30, 2008.

     The following table sets forth information regarding nonperforming assets held by the Company at the dates indicated:
Table 3 — Nonperforming Assets / Loans
(Unaudited — Dollars in Thousands)

	As of	As of	As of
	September 30,	December 31,	September 30,
	2009	2008	2008
Loans past due 90 days or more but still accruing
Consumer — Auto	$80	$170	$247
Consumer — Other	223	105	137

Total	$303	$275	$384

Loans accounted for on a nonaccrual basis (1)
Commercial and Industrial	$3,744	$1,942	$1,481
Small Business	969	1,111	773
Commercial Real Estate	18,511	12,370	5,478
Residential Real Estate	11,625	9,394	6,725
Consumer — Home Equity	1,237	1,090	1,107
Consumer — Auto	425	642	524
Consumer — Other	123	109	172

Total	$36,634	$26,658	$16,260

Total nonperforming loans	$36,937	$26,933	$16,644

Nonaccrual securities	1,134	910	—
Other assets in possession	255	231	—
Other real estate owned	$6,491	$1,809	$1,239

Total nonperforming assets	$44,817	$29,883	$17,883

Nonperforming loans as a percent of gross loans	1.09%	1.02%	0.65%

Nonperforming assets as a percent of total assets	1.01%	0.82%	0.51%

Restructured Loans	$6,378	$1,063	$666

(1)	There were $3.7 million and $74,000 restructured, nonaccruing loans at September 30, 2009 and December 31, 2008, respectively, and there were no restructured nonaccruing loans at September 30, 2008.
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
     Potential problem commercial loans are those which are not included in nonaccrual or nonperforming loans and which are not considered troubled debt restructures, but where known information about possible credit problems of the borrowers causes management to have concerns as to the ability of such borrowers to comply with present loan repayment terms. At both September 30, 2009 and December 31, 2008, the Bank had eighty-four and forty-five potential problem commercial loan relationships, respectively, which are not included in nonperforming loans, with an aggregate outstanding balance of $115.8 million and $78.7 million, respectively. At September 30, 2009 and December 31, 2008, these potential problem loans continued to perform with respect to payments. Management actively monitors these loans and strives to minimize any possible adverse impact to the Bank.
     See the table below for interest income that was recognized or collected on the nonaccrual loans as of the dates indicated:
Table 4 — Interest Income Recognized/Collected on
Nonaccrual / Troubled Debt Restructured Loans

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Dollars in Thousands)
Interest income that would have been recognized, if nonaccruing loans at their respective dates had been performing	$321	$171	$2,018	$532

Interest income recognized on troubled debt restructured accruing loans at their respective dates (1)	$126	n/a	$244	n/a

Interest collected on these nonaccrual and restructured loans and included in interest income (1)	$149	$44	$260	$175

(1)	There were no restructured loans at September 30, 2008.
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
     At September 30, 2009, impaired loans included all commercial real estate loans and commercial and industrial loans on nonaccrual status, troubled debt restructures, and other loans that have been categorized as impaired. Total impaired loans at September 30, 2009 and December 31, 2008 were $29.3 million and $15.6 million, respectively. Impaired loans exclude those loans acquired from Ben Franklin, which had evidence of deterioration of credit quality at the time of acquisition.

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
     The Company holds six collateralized debt obligation securities (“CDOs”) comprised of pools of trust preferred securities issued by banks and insurance companies, which are currently deferring interest payments on certain tranches within the bonds’ structure, including the tranches held by the Company. The bonds are anticipated to continue to defer interest until cash flows are sufficient to satisfy certain collateralization levels designed to protect the more senior tranches. As a result, the Company has placed the six securities on nonaccrual status and has reversed any previously accrued income related to these securities.
     Allowance For Loan Losses The allowance for loan losses is maintained at a level that management considers adequate to provide for probable loan losses based upon evaluation of known and inherent risks in the loan portfolio. The allowance is increased by provisions for loan losses and by recoveries of loans previously charged-off and is reduced by loans charged-off.
     While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on increases in nonperforming loans, changes in economic conditions, or for other reasons. Additionally, various regulatory agencies, as an integral part of the Bank’s examination process, periodically assess the adequacy of the allowance for loan losses.
     As of September 30, 2009, the allowance for loan losses totaled $41.4 million, or 1.22% of total loans as compared to $37.0 million, or 1.39% of total loans, at December 31, 2008. The increase in allowance was due to a combination of factors including changes in asset quality and organic loan growth. The decrease in the ratio of allowance to total loans was the result of the inability to carry over an allowance for loan losses associated with the Ben Franklin acquisition in accordance with the Business Combinations Topic of the FASB ASC. Loans obtained in connection with the acquisition have been recorded at fair value. Determining the fair value of the acquired loans required estimating cash flows expected to be collected on the loans. Estimated credit losses on all acquired loans were considered in the determination of fair value as of the acquisition date. Based on management’s analysis, management believes that the level of the allowance for loan losses at September 30, 2009 is adequate.
     The following table summarizes changes in the allowance for loan losses and other selected loan data for the periods presented:

Table 5 -Summary of Changes in the Allowance for Loan Losses

	Quarter to Date
	September 30,	June 30,	March 31,	December 31,	September 30,
	2009	2009	2009	2008	2008
	(Unaudited - Dollars in Thousands)
Average loans	$3,375,581	$3,300,169	$2,667,073	$2,617,938	$2,578,373

Allowance for loan losses, beginning of period	$40,068	$37,488	$37,049	$33,287	$33,231
Charged-off loans:
Commercial and Industrial	1,243	31	20	64	21
Small Business	821	532	306	293	527
Commercial Real Estate	—	72	—	—	—
Residential Real Estate	379	207	94	362	—
Commercial Construction	—	—	2,059	—	—
Residential Construction	—	—	—	—	—
Consumer — Home Equity	301	611	254	220	819
Consumer — Auto	431	353	795	653	507
Consumer — Other	299	386	363	522	423

Total charged-off loans	3,474	2,192	3,891	2,114	2,297

Recoveries on loans previously charged-off:
Commercial and Industrial	2	5	2	118	26
Small Business	59	57	26	2	91
Commercial Real Estate	—	—	—	—	—
Residential Real Estate	—	—	104	—	—
Commercial Construction	—	—	—	—	—
Residential Construction	—	—	—	—	—
Consumer — Home Equity	3	3	3	3	3
Consumer — Auto	203	196	130	137	115
Consumer — Other	53	43	65	41	50

Total recoveries	320	304	330	301	285

Net loans charged-off	3,154	1,888	3,561	1,813	2,012
Provision for loan losses	4,443	4,468	4,000	5,575	2,068
Allowance related to business combinations	—	—	—	—	—

Total allowance for loan losses, end of period	$41,357	$40,068	$37,488	$37,049	$33,287

Net loans charged-off as a percent of average total loans (annualized)	0.37%	0.23%	0.53%	0.28%	0.31%
Total allowance for loan losses as a percent of total loans	1.22%	1.19%	1.40%	1.39%	1.29%
Total allowance for loan losses as a percent of nonperforming loans	111.97%	127.24%	129.45%	137.56%	199.99%
Net loans charged-off as a percent of allowance for loan losses (annualized)	30.51%	18.85%	38.00%	19.57%	24.18%
Recoveries as a percent of charge-offs (annualized)	9.21%	13.87%	8.48%	14.24%	12.41%
     The allowance for loan losses is allocated to various loan categories as part of the Bank’s process of evaluating the adequacy of the allowance for loan losses. During the third quarter, allocated allowance amounts increased by approximately $1.3 million to $41.4 million at September 30, 2009.
     The following table sets forth the allocation of the allowance for loan losses by loan category at the dates indicated. The allocation is made to each loan category using the analytical techniques and estimation methods described herein. While these amounts represent management’s best estimate of the distribution of expected losses at the evaluation dates, they are not necessarily indicative of either the categories in which actual losses may occur or the extent of such actual losses that may be recognized within each category. The total allowance is available to absorb losses from any segment of the loan portfolio:
Table 6-Summary of Allocation of the Allowance for Loan Losses
(Unaudited — Dollars In Thousands)

	AT SEPTEMBER 30,		AT DECEMBER 31,
	2009		2008
		Percent of		Percent of
		Loans		Loans
	Allowance	In Category	Allowance	In Category
	Amount*	To Total Loans	Amount	To Total Loans
Allocated Allowances:
Commercial and Industrial	$7,059	11.0%	$5,532	10.2%
Small Business	3,669	2.5%	2,170	3.3%
Commercial Real Estate	17,818	51.6%	15,942	42.3%
Real Estate Construction	3,192	0.4%	4,203	6.9%
Real Estate Residential	2,957	17.0%	2,447	15.8%
Consumer — Home Equity	3,755	13.8%	3,091	15.2%
Consumer — Auto	1,603	2.7%	2,122	4.8%
Consumer — Other	1,304	1.0%	1,542	1.5%

Total Allowance for Loan Losses	$41,357	100.0%	$37,049	100.0%

*	Does not include acquired loans with deteriorated credit quality which are excluded from the allowance for loan loss.
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
     Amounts of allowance may also be assigned to individual loans on the basis of loan impairment. Certain loans are evaluated individually and are judged to be impaired when management believes it is probable that the Bank will not collect all of the contractual interest and principal payments as scheduled in the loan agreement. Under this method, loans are selected for evaluation based upon a change in internal risk rating, occurrence of delinquency, loan classification, loan modifications meeting the definition of a troubled debt restructure, or nonaccrual status. A specific allowance amount is allocated to an individual loan when such loan has been deemed impaired and when the amount of a probable loss is able to be estimated on the basis of: (a) the present value of anticipated future cash flows or on the loan’s observable fair market value, or (b) the fair value of collateral, if the loan is collateral dependent. Loans evaluated individually for impairment and the amount of specific allowance assigned to such loans totaled $29.3 million and $1.7 million, respectively, at September 30, 2009 and $15.6 million and $2.1 million respectively, at December 31, 2008. Impaired loans at September 30, 2009 exclude those loans acquired from Ben Franklin which were recorded at fair value at the date of acquisition, and for which impairment amounts were recorded based upon an estimate of cash flows to be collected over the life of the loan.
     Goodwill and Identifiable Intangible Assets Goodwill and Identifiable Intangible Assets were $144.2 million and $125.7 million at September 30, 2009 and December 31, 2008, respectively. The increase is due to the Ben Franklin acquisition.
     Trading Assets Trading Assets increased by $20.4 million at September 30, 2009 as compared to December 31, 2008. Of the increase $18.2 is due to the deferral of certain compensation and benefit payouts related to the Ben Franklin Acquisition which are being held in a Rabbi Trust pending distribution in October 2009. The Company maintains an offsetting liability that will be extinguished upon disbursement of the funds.
     Securities Securities increased by $16.5 million, or 2.6%, at September 30, 2009 as compared to December 31, 2008. The ratio of securities to total assets as of September 30, 2009 was 15%, compared to 18% at December 31, 2008.
     The Company continually reviews investment securities for the presence of OTTI. Further analysis of the Company’s OTTI can be found in Note 4 “Securities” within Condensed Notes to Unaudited Consolidated Financial Statements.

     Federal Home Loan Bank Stock The Company held an investment in Federal Home Loan Bank Boston (“FHLBB”) of $36.4 million and $24.6 million at September 30, 2009 and December 31, 2008, respectively. The FHLBB is a cooperative that provides services to its member banking institutions. The primary reason for joining the FHLBB was to obtain funding from the FHLBB. The purchase of stock in the FHLBB is a requirement for a member to gain access to funding. The Company purchases FHLBB stock proportional to the volume of funding received and views the purchases as a necessary long-term investment for the purposes of balance sheet liquidity and not for investment return.
     In February 2009 the FHLBB announced that it has indefinitely suspended its dividend payment beginning in the first quarter of 2009, and will continue the moratorium, put into effect during the fourth quarter of 2008, on all excess stock repurchases in an effort to help preserve capital. In addition, the FHLBB reported a net loss for the year ended December 31, 2008 and for the six months ended June 30, 2009. These factors were considered by the Company’s management when determining if an OTTI exists with respect to the Company’s investment in FHLBB. The Company also reviewed recent public filings, rating agency’s analysis which showed high ratings, capital position which exceeds all required capital levels, and other factors. As a result of the Company’s review for OTTI, management deemed the investment in the FHLBB stock not to be OTTI as of September 30, 2009 and it will continue to be monitored closely. There can be no assurance as to the outcome of management’s future evaluation of the Company’s investment in the FHLBB.
     Bank Owned Life Insurance Bank Owned Life Insurance (“BOLI”) increased by $13.4 million, or 20.6% to $78.4 million at September 30, 2009, compared to $65.0 million at December 31, 2008. Revenue recognized related to these policies was $713,000 and $2.1 million for the three and nine month periods ended September 30, 2009, respectively, an increase of $54,000 and $310,000, respectively, compared to the year ago periods. The increase in both balance and revenue is primarily due to insurance policies assumed as part of the Ben Franklin acquisition. The Company uses these tax exempt insurance contracts as a vehicle to defray the cost of employee benefits. The Company performs pre-purchase and ongoing risk assessments as part of its BOLI program and presents such an assessment to the Board of Directors no less than annually.
     Deposits Total deposits of $3.3 billion increased 27.2% at September 30, 2009 compared to $2.6 billion at December 31, 2008. The Company acquired deposits of $701.4 million as a result of the Ben Franklin acquisition. The Company continued its focus on core deposits, which increased $610.1 million, or 35.2%, since December 31, 2008, representing 71.4% of total deposits at September 30, 2009. Management is focused on improving deposit mix and in controlling the cost of deposits as reflected in the strong net interest margin:
Table 7 — Effect of Benjamin Franklin Bancorp. Acquisition on Deposits

			Benjamin
	September 30,	December 31,	Franklin	Organic
	2009	2008	Acquisition	Growth/Loss
	(Dollars in Thousands)
Deposits
Demand Deposits	$702,159	$519,326	$122,391	$60,442
Savings and Interest Checking	965,694	725,313	172,263	68,118
Money Market	675,269	488,345	164,369	22,555
Time Certificates of Deposit	937,854	846,096	242,384	(150,626)

Total Deposits	$3,280,976	$2,579,080	$701,407	$489

     Borrowings Total borrowings decreased $16.1 million, or 2.3%, from December 31, 2008 to $679.2 million at September 30, 2009, primarily due to decreases in the Federal Home Loan advances offset by increases in customer repurchase agreements.
     Stockholders’ Equity Stockholders’ equity as of September 30, 2009 totaled $406.6 million, as compared to $305.3 million at December 31, 2008. The increase in equity is primarily due to the Ben Franklin acquisition, which increased the Company’s outstanding shares by 4,624,948 shares.
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
     The Company reported net income of $6.8 million, a $2.0 million, or a 22.4% decrease, for the third quarter of 2009 as compared to the third quarter of 2008. On a diluted earnings per share basis the Company reported earnings of $0.33 for the three months ended September 30, 2009, compared to earnings of $0.54 for the three months ended September 30, 2008. The Company reported net income of $13.9 million, a $7.1 million, or a 33.7% decrease, for the nine months ended September 30, 2009 as compared to the same period in 2008. Net income available to the common shareholder, which includes the effect of preferred stock dividends, was $8.2 million, for the nine months ended September 30, 2009. Diluted earnings per share were $0.43 for the nine months ended September 30, 2009, compared to $1.34 for the nine months ended September 30, 2008.
     The fluctuations in the Company’s results were due to the following:
•	Merger and acquisition expenses associated with the Ben Franklin acquisition.

•	A special FDIC deposit insurance premium fee incurred during the second quarter of 2009.

•	OTTI charges on investment securities.

•	Gain resulting from an early termination of an interest rate swap agreement.

•	The higher level of provision for loan losses, consistent with current economic conditions and higher levels of loan losses.

•	The issuance and subsequent repayment of preferred stock related to the Company’s participation in the United States Treasury Department’s Capital Purchase program, which decreased the net income available to common shareholders by the preferred dividends declared.
     Net Interest Income The amount of net interest income is affected by changes in interest rates and by the volume and mix of interest earning assets and interest bearing liabilities.

     On a fully tax equivalent basis, net interest income for the third quarter of 2009 increased $9.9 million, or 31.7%, to $41.1 million, as compared to the third quarter of 2008. The Company’s net interest margin was 4.05% for the quarter ended September 30, 2009 as compared to 4.09% for the quarter ended September 30, 2008. The Company’s interest rate spread (the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities) was 3.75% and 3.67% for the third quarter of 2009 and 2008, respectively.
     The yield on earning assets was 5.30% for the quarter ending September 30, 2009, compared with 5.95% in the same quarter ending in 2008. The average balance of securities has increased by $191.1 million, or 40.5%, as compared with the prior year, while the yield on securities has decreased 42 basis points to 4.68%. The average balance of loans increased by $801.8 million, or 31.2%, and the yield on loans decreased by 66 basis points to 5.44% for the third quarter of 2009 compared to 6.10% for the third quarter in 2008. The primary reason for these changes is the Ben Franklin asset portfolio.
     For the three months ending September 30, 2009, the cost of funds decreased 58 basis points to 1.28% as compared to the same period in 2008 and the average balance of interest-bearing liabilities increased by $790.1 million, or 31.9%. The average cost of these interest bearing liabilities decreased to 1.55% for the quarter ending September 30, 2009 as compared to 2.28% in the same period in 2008. The primary reason for these decreases is the active management of deposit costs.
     The following tables present the Company’s daily average balances, net interest income, interest rate spread, and net interest margin for the three and nine months ending September 30, 2009 and September 30, 2008. For purposes of the table and the following discussion, income from interest-earning assets and net interest income are presented on a fully-taxable equivalent basis by adjusting income and yields earned on tax-exempt interest received on securities and loans, to make them equivalent to income and yields on fully-taxable earning assets. The fully-taxable equivalent was calculated assuming a federal income tax rate of 35%:

Table 8 — Average Balance, Interest Earned/Paid & Average Yields
(Unaudited — Dollars in Thousands)

		INTEREST			INTEREST
	AVERAGE	EARNED/	AVERAGE	AVERAGE	EARNED/	AVERAGE
	BALANCE	PAID	YIELD/RATE	BALANCE	PAID	YIELD/RATE
FOR THE THREE MONTHS ENDED SEPTEMBER 30,	2009	2009	2009	2008	2008	2008
Interest-Earning Assets:
Federal Funds Sold and Short Term Investments	$4,060	$4	0.39%	$2,162	$62	11.47%
Securities:
Trading Assets	22,941	109	1.90%	3,179	30	3.77%
Taxable Investment Securities (1)	620,183	7,317	4.72%	430,342	5,426	5.04%
Non-taxable Investment Securities (1)(2)	20,373	336	6.60%	38,854	563	5.80%

Total Securities:	663,497	7,762	4.68%	472,375	6,019	5.10%

Loans (2)	3,375,581	45,890	5.44%	2,573,808	39,262	6.10%
Loans Held for Sale	15,831	169	4.27%	4,565	58	5.08%

Total Interest-Earning Assets	$4,058,969	$53,825	5.30%	$3,052,910	$45,401	5.95%

Cash and Due from Banks	67,156			69,587
Federal Home Loan Bank Stock	36,357			24,603
Other Assets	280,147			233,978

Total Assets	$4,442,629			$3,381,078

Interest-Bearing Liabilities:
Deposits:
Savings and Interest Checking Accounts	$969,676	$1,246	0.51%	$711,818	$1,578	0.89%
Money Market	677,851	1,597	0.94%	473,685	2,203	1.86%
Time Deposits	948,596	4,603	1.94%	754,969	5,297	2.81%

Total Interest-Bearing Deposits:	2,596,123	7,446	1.15%	1,940,472	9,078	1.87%
Borrowings:
Federal Home Loan Bank Borrowings	$395,878	$2,901	2.93%	$299,631	$2,781	3.71%
Federal Funds Purchased and Assets Sold
Under Repurchase Agreement	184,181	857	1.86%	165,852	1,249	3.01%
Junior Subordinated Debentures	61,857	931	6.02%	61,857	842	5.44%
Subordinated Debentures	30,000	547	7.29%	11,413	204	7.15%
Other Borrowings	2,108	—	0.00%	834	3	1.44%

Total Borrowings:	674,024	5,236	3.11%	539,587	5,079	3.77%

Total Interest-Bearing Liabilities	$3,270,147	$12,682	1.55%	$2,480,059	$14,157	2.28%

Demand Deposits	702,071			561,542

Other Liabilities	63,821			34,754

Total Liabilities	4,036,039			3,076,355
Stockholders’ Equity	406,590			304,723

Total Liabilities and Stockholders’ Equity	$4,442,629			$3,381,078

Net Interest Income		$41,143			$31,244

Interest Rate Spread (3)			3.75%			3.67%

Net Interest Margin (3)			4.05%			4.09%

Supplemental Information:
Total Deposits, including Demand Deposits	$3,298,194	$7,446		$2,502,014	$9,078
Cost of Total Deposits			0.90%			1.45%
Total Funding Liabilities, including Demand Deposits	$3,972,218	$12,682		$3,041,601	$14,157
Cost of Total Funding Liabilities			1.28%			1.86%

(1)	Available for sale investment securities are at average fair value.

(2)	The total amount of adjustment to present interest income and yield on a fully tax-equivalent basis is $235 and $316 for the three months ended September 30, 2009 and 2008, respectively. Also, non-accrual loans have been included in the average loan category; however, unpaid interest on non-accrual loans has not been included for purposes of determining interest income.

(3)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities. Net interest margin represents annualized net interest income as a percent of average interest-earning assets.

Table 9 — Average Balance, Interest Earned/Paid & Average Yields
(Unaudited — Dollars in Thousands)

		INTEREST			INTEREST
	AVERAGE	EARNED/	AVERAGE	AVERAGE	EARNED/	AVERAGE
	BALANCE	PAID	YIELD/RATE	BALANCE	PAID	YIELD/RATE
FOR THE NINE MONTHS ENDED SEPTEMBER 30,	2009	2009	2009	2008	2008	2008
Interest-Earning Assets:
Federal Funds Sold and Short Term Investments	$70,349	$272	0.52%	$1,184	$96	10.81%
Securities:
Trading Assets	13,278	178	1.79%	3,068	95	4.13%
Taxable Investment Securities (1)	606,388	21,624	4.75%	418,332	15,576	4.96%
Non-taxable Investment Securities (1)(2)	23,792	1,145	6.42%	42,124	2,029	6.42%

Total Securities:	643,458	22,947	4.75%	463,524	17,700	5.09%

Loans (2)	3,106,752	126,856	5.44%	2,438,462	113,078	6.18%
Loans Held for Sale	15,453	497	4.29%	7,283	293	5.36%

Total Interest-Earning Assets	$3,836,012	$150,572	5.23%	$2,910,453	$131,167	6.01%

Cash and Due from Banks	68,192			66,066
Federal Home Loan Bank Stock	32,051			22,896
Other Assets	276,960			211,037

Total Assets	$4,213,215			$3,210,452

Interest-Bearing Liabilities:
Deposits:
Savings and Interest Checking Accounts	$892,383	$3,567	0.53%	$677,470	$4,740	0.93%
Money Market	621,424	5,006	1.07%	463,074	6,827	1.97%
Time Deposits	918,510	15,720	2.28%	700,784	17,366	3.30%

Total Interest-Bearing Deposits:	2,432,317	24,293	1.33%	1,841,328	28,933	2.10%
Borrowings:
Federal Home Loan Bank Borrowings	$418,386	$8,548	2.72%	$313,390	$8,743	3.72%
Federal Funds Purchased and Assets Sold
Under Repurchase Agreement	177,061	2,525	1.90%	149,772	3,519	3.13%
Junior Subordinated Debentures	61,857	2,819	6.08%	59,599	2,483	5.55%
Subordinated Debentures	30,000	1,625	7.22%	3,832	204	7.10%
Other Borrowings	1,996	—	0.00%	2,262	57	3.36%

Total Borrowings:	689,300	15,517	3.00%	528,855	15,006	3.78%

Total Interest-Bearing Liabilities	$3,121,617	$39,810	1.70%	$2,370,183	$43,939	2.47%

Demand Deposits	635,943			527,993

Other Liabilities	56,015			25,480

Total Liabilities	3,813,575			2,923,656
Stockholders’ Equity	399,640			286,796

Total Liabilities and Stockholders’ Equity	$4,213,215			$3,210,452

Net Interest Income		$110,762			$87,228

Interest Rate Spread (3)			3.53%			3.54%

Net Interest Margin (3)			3.85%			4.00%

Supplemental Information:
Total Deposits, including Demand Deposits	$3,068,260	$24,293		$2,369,321	$28,933
Cost of Total Deposits			1.06%			1.63%
Total Funding Liabilities, including Demand Deposits	$3,757,560	$39,810		$2,898,176	$43,939
Cost of Total Funding Liabilities			1.41%			2.02%

(1)	Available for sale investment securities are at average fair value.

(2)	The total amount of adjustment to present interest income and yield on a fully tax-equivalent basis is $766 and $1,056 for the nine months ended September 30, 2009 and 2008, respectively. Also, non-accrual loans have been included in the average loan category; however, unpaid interest on non-accrual loans has not been included for purposes of determining interest income.

(3)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities. Net interest margin represents annualized net interest income as a percent of average interest-earning assets.

     The following table presents certain information on a fully tax-equivalent basis regarding changes in the Company’s interest income and interest expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to: (1) changes in rate (change in rate multiplied by old volume), (2) changes in volume (change in volume multiplied by old rate), and (3) changes in volume/rate (change in volume multiplied by change in rate) which is allocated to the change due to rate column:
Table 10 — Volume Rate Analysis

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009 Compared to 2008			2009 Compared to 2008
	Change	Change		Change	Change
	Due to	Due to	Total	Due to	Due to	Total
	Rate (1)	Volume	Change	Rate	Volume	Change
	(Unaudited - Dollars in Thousands)
Income on Interest-Earning Assets:
Federal Funds Sold	$(113)	$55	$(58)	$(5,432)	$5,608	$176
Securities:
Taxable Securities	(503)	2,394	1,891	(954)	7,002	6,048
Non-Taxable Securities (2)	41	(268)	(227)	(1)	(883)	(884)
Trading Assets	(108)	187	79	(233)	316	83

Total Securities:	(570)	2,313	1,743	(1,188)	6,435	5,247
Loans (2) (3)	(5,603)	12,231	6,628	(17,213)	30,991	13,778
Loans Held for Sale	(32)	143	111	(125)	329	204

Total	$(6,318)	$14,742	$8,424	$(23,958)	$43,363	$19,405

Expense of Interest-Bearing Liabilities:
Deposits:
Savings and Interest Checking Accounts	$(904)	$572	$(332)	$(2,677)	$1,504	$(1,173)
Money Market	(1,556)	950	(606)	(4,156)	2,335	(1,821)
Time Deposits	(2,053)	1,359	(694)	(7,041)	5,395	(1,646)

Total Interest-Bearing Deposits:	(4,513)	2,881	(1,632)	(13,874)	9,234	(4,640)
Borrowings:
Federal Home Loan Bank Borrowings	$(773)	$893	$120	$(3,124)	$2,929	$(195)
Federal Funds Purchased and Assets Sold Under
Repurchase Agreements	(530)	138	(392)	(1,635)	641	(994)
Junior Subordinated Debentures	89	—	89	242	94	336
Subordinated Debentures	11	332	343	28	1,393	1,421
Other Borrowings	(8)	5	(3)	(50)	(7)	(57)

Total Borrowings:	(1,211)	1,368	157	(4,539)	5,050	511

Total	$(5,724)	$4,249	$(1,475)	$(18,413)	$14,284	$(4,129)

Change in Net Interest Income	$(594)	$10,493	$9,899	$(5,545)	$29,079	$23,534

(1)	The changes for each category of interest income and expense are divided between the portion of change attributable to the variance in volume and the portion of the change attributable to the variances in rate for that category. The unallocated change in rate or volume variance has been allocated to the rate variances.

(2)	The total amount of the adjustment to present income and yield on a fully tax-equivalent basis is $235 and $316 for the three months ended September 30, 2009 and 2008, respectively and $766 and $1,056 for the nine months ended September 30, 2009 and 2008 respectively.

(3)	Loans include portfolio loans, loans held for sale and nonperforming loans; however unpaid interest on nonaccrual loans has not been included for purposes of determining interest income.
     Provision For Loan Losses The provision for loan losses represents the charge to expense that is required to maintain an adequate level of allowance for loan losses. Management’s periodic evaluation of the adequacy of the allowance considers past loan loss experience, known and inherent risks in the loan portfolio, adverse situations which may affect the borrowers’ ability to repay, the estimated value of the underlying collateral, if any, and current economic conditions. Substantial portions of the Bank’s loans are secured by real estate in Massachusetts. Accordingly, the ultimate collectability of a substantial portion of the Bank’s loan portfolio is susceptible to changes in property values within the state.
     The provision for loan losses increased to $4.4 million and $12.9 million for the three and nine months ended September 30, 2009, respectively, compared with $2.1 million and $5.3 million reported in the comparable year-ago periods. The ratio of the allowance for loan losses to total loans was 1.22%, at September 30, 2009 compared to 1.39%, at December 31, 2008 and 1.29% at September 30, 2008, the decrease from prior year periods is primarily driven by the Ben Franklin acquisition and the inability to carryover the allowance for loan losses as part of the acquisition.
     Loans obtained in connection with the acquisition have been recorded at fair value in accordance with            the Business Combinations Topic of the FASB ASC, which prohibits the carryover of the allowance for credit losses. The Company’s evaluation of loans with evidence of loan deterioration as of the acquisition date resulted in a nonaccretable difference of $806,000 which represented the loans contractually required payments receivable in excess of the amounts of its cash flows expected to be collected as of the acquisition date. Determining the fair value of the acquired loans required estimating cash flows expected to be collected on the loans. Estimated credit losses on all acquired loans were considered in the determination of fair value as of the acquisition date.
     The increase in the amount of the provision for loan losses is the result of a combination of factors including: shifting growth rates among various components of the Bank’s loan portfolio with differing facets of risk; higher levels of net loan charge-offs in early 2009; and changing expectations with respect to the economic environment, increases in specific allocations for impaired loans, and the level of loan delinquencies and nonperforming loans. While the total loan portfolio increased by 31.3% for the period ending September 30, 2009, as compared to the same period in 2008, growth among the commercial components of the loan portfolio outpaced growth among those consumer components, which exhibit different credit risk characteristics.
     Regional and local general economic conditions continued to deteriorate during the first nine months of 2009, as measured in terms of employment levels, statewide economic activity, and current and leading indicators of economic confidence. Additionally, continued weakening market fundamentals were observed in residential real estate markets. These observations, when combined with financial market fallout from the subprime mortgage crisis, have raised concern that general economic conditions may remain weak through the remainder of 2009.
     Management’s periodic evaluation of the adequacy of the allowance for loan losses considers past loan loss experience, known and inherent risks in the loan portfolio, adverse situations which may affect the borrowers’ ability to repay, the estimated value of the underlying collateral, if any, and current and prospective economic conditions. Substantial portions of the Bank’s loans are secured by real estate in Massachusetts. Accordingly, the ultimate collectability of a substantial portion of the Bank’s loan portfolio is susceptible to changes in property values within the state.
     Non-Interest Income Non-interest income decreased by $4.3 million, or 48.8%, and increased $2.9 million, or 11.6%, during the three and nine months ended September 30, 2009, respectively, as compared to the same periods in the prior year. The change in non-interest income is attributable to the following.
     Service charges on deposit accounts increased by $530,000, or 13.0%, and $837,000, or 7.2%, during the three and nine months ended September 30, 2009, respectively.
     Wealth management revenue decreased by $486,000, or 17.6%, and $1.2 million, or 14.5%. Assets under management at September 30, 2009 were $1.2 billion, a decrease of $22.9 million, or 1.8% as compared to the same period a year ago. The decrease is due to the general declines in the stock market in these comparable periods, offset by positive net new client asset flows.
     Mortgage banking income decreased by $76,000, or 15.2%, during the three months ended September 30, 2009 and increased $1.0 million, or 39.0%, during the nine months ended September 30, 2009, as a result of increased sales activity and increased originations due to low interest rates. The balance of the loans serviced amounted to $366.6 million as of September 30, 2009, as compared to a $254.5 million at September 30, 2008. The Company accounts for the mortgage servicing asset at fair value with changes in fair value recorded in the earnings as a component of mortgage banking income. Changes in the mortgage servicing asset were as follows:
Table 11 — Mortgage Servicing Asset

(Dollars in thousands)
	2009	2008
Balance as of June 30,	$2,672	$1,954
Additions	23	17
Amortization	(1,067)	(68)
Change in Valuation Allowance	537	(16)

Balance as of September 30,	$2,165	$1,887

Balance as of December 31,	$1,498	$2,073
Additions	1,332	59
Amortization	(329)	(243)
Change in Valuation Allowance	(336)	(2)

Balance as of September 30,	$2,165	$1,887

     There were no gains or losses on the sale of securities recorded during the three months ended September 30, 2009 and a gain of $1.4 million on the sale of securities, during the nine months ended September 30, 2009. There was loss of $609,000 on the sale of securities during the nine months ended September 30, 2008.
     The Company recorded a $3.8 million gain resulting from the termination of an interest rate swap, during the second quarter of 2009, mainly due to the repayment of certain borrowings and the unwinding of their associated hedge positions as a result of strong balance sheet liquidity. There were no terminations of interest rate swaps during the quarter ended September 30, 2009 or 2008.
     The Company deemed certain pooled trust preferred securities and one private mortgage-backed security to be OTTI during the third quarter of 2009. The Company recorded a total impairment charge of $5.1 million and $7.4 million for the three and nine months ended September 30, 2009, respectively, of which, $590,000 was determined to be non-credit related and recorded through OCI.

     Other non-interest income increased by $146,000, or 10.2% and $504,000, or 13.3%, for the three and nine months ended September 30, 2009, as compared to the same period in 2008. The nine month increase is mainly due to the unrealized gain on trading assets.
     Non-Interest Expense Non-interest expense increased by $6.8 million, or 26.9% and $29.6 million, or 38.2%, for the three and nine months ended September 30, 2009, as compared to the same period in 2008. The change in non-interest income is attributable to the following.
     Salaries and employee benefits increased by $3.0 million, or 20.4% and $5.9 million, or 13.5%. The increase in salaries and benefits is attributable to the Ben Franklin acquisition, annual salary increases, commissions, incentive programs, and medical insurance increases.
     Occupancy and equipment expense increased by $785,000, or 24.5% and $2.5 million, or 26.6%. The increase is mainly due to an increase in rent and maintenance expense relating to the Ben Franklin acquisition.
     Data processing and facilities management expense increased by $115,000, or 7.9% and $430,000, or 10.3%.
     The Company recorded merger and acquisition expenses of $41,000 and $12.4 million, associated with the acquisition of Ben Franklin.
     The FDIC Insurance assessment increased by $548,000 and $4.8 million, which includes the special assessment of $2.1 million imposed to replenish the deposit insurance fund during the second quarter of 2009.
     Other non-interest expense increased by $2.3 million, or 43.8% and $4.2 million, or 22.7%. The increases are primarily attributable to increases in fees and expenses related to collection costs associated with legal and foreclosure expenses. Also, intangible amortization costs have increased due to intangible assets associated with Ben Franklin acquisition.
     Income Taxes For the quarters ending September 30, 2009 and September 30, 2008, the Company recorded combined federal and state income tax provisions of $1.8 million and $4.2 million, respectively. The effective tax rate is positively impacted by the Company’s New Market Tax Credit allocation, a schedule showing the expected tax credit recognition by year is shown in the table below:
Table 12 — New Markets Tax Credit Recognition Schedule
(Unaudited Dollars in Thousands)

									Total
Investment		2004 - 2008	2009	2010	2011	2012	2013	2014	Credits
2004	$15 M	$4,050	$900	$900	$—	$—	$—	$—	$5,850
2005	15 M	3,150	900	900	900	—	—	—	5,850
2007	38.2 M	3,820	1,910	2,292	2,292	2,292	2,292	—	14,898
2008	6.8 M	340	340	340	408	408	408	408	2,652

Total	$75 M	$11,360	$4,050	$4,432	$3,600	$2,700	$2,700	$408	$29,250

     On May 27, 2009 the United States Secretary of the Treasury announced that

Rockland Trust Community Development Corporation, a wholly-owned, second-tier subsidiary of the Company, was awarded $50 million in tax credit allocation authority under the federal New Markets Tax Credit Program. The Company will be eligible to receive tax credits over a seven year period totaling 39% of its award, or $19.5 million, as it begins to invest capital into the subsidiary which will lend to qualifying businesses in low income communities. The Company anticipates investing capital during the fourth quarter of 2009.
     Return on Average Assets and Equity The annualized consolidated returns on average common equity and average assets for the three and nine months ended September 30, 2009 and 2008 were as follows:
Table 13 -Return on Average Equity and Assets

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Return on Average Equity	6.73%	11.57%	2.73%	9.74%
Return on Average Assets	0.62%	1.04%	0.26%	0.87%
Asset/Liability Management
     The Bank’s asset/liability management process monitors and manages, among other things, the interest rate sensitivity of the balance sheet, the composition of the securities portfolio, funding needs and sources, and the liquidity position of the Company. All of these factors, as well as projected asset growth, current and potential pricing actions, competitive influences, national monetary and fiscal policy, and the regional economic environment are considered in the asset/liability management process.
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
     The Bank is careful to increase deposits without adversely impacting the weighted average cost of those funds. Accordingly, management has implemented funding strategies that include FHLBB advances and repurchase agreement lines. These non-deposit funds are also viewed as a contingent source of liquidity and, when profitable lending and investment opportunities exist, access to such funds provides a means to leverage the balance sheet.
     The Bank may choose to utilize interest rate swap agreements and interest rates caps and floors to mitigate interest rate risk. An interest rate swap is an agreement whereby one party agrees to pay a floating rate of interest on a notional principal amount in exchange for receiving a fixed rate of interest on the same notional amount for a predetermined period of time from a second party. Interest rate caps and floors are agreements whereby one party agrees to pay a floating rate of interest on a notional principal amount for a predetermined period of time to a second party if certain market interest rate thresholds are realized. The amounts relating to the notional principal amount are not actually exchanged. For additional information regarding the Company’s Derivative Financial Instruments, see Note 12 in Item 1 hereof.
     Market Risk Market risk is the sensitivity of income to changes in interest rates, foreign exchange rates, commodity prices and other market-driven rates or prices. The Company has no trading operations, with the exception of accounts managed by the Company’s investment management group within a trust to fund non-qualified executive retirement obligations. Additionally, the Company has a $3.2 million equities portfolio at September 30, 2009, of which $1.2 million was acquired as part of the Slades transaction and $2.0 was acquired as part of the Ben Franklin transaction. The equity positions are comprised of a closed-end management investment fund whose objective is to invest in geographically specific private placement debt securities designed to support underlying economic activities such as community development and affordable housing.
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
     The primary goal of interest-rate risk management is to manage this risk within limits approved by the Board. These limits reflect the Company’s tolerance for interest-rate risk over both short-term and long-term horizons. The Company attempts to mitigate interest-rate risk by identifying, quantifying and, where appropriate, hedging its exposure. The Company manages its interest-rate exposure using a combination of on and off-balance sheet instruments, primarily fixed rate portfolio securities, and interest rate swaps.
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
     The Company’s policy on interest-rate risk simulation specifies that if interest rates were to shift gradually up or down 200 basis points, estimated net interest income for the subsequent 12 months should decline by less than 6.0%. Given the unusually low rate environment at September 30, 2009 the Company assumed a 100 basis point decline in interest rates, for certain points of the yield curve, in addition to the normal 200 basis point increase in rates. The Company was well within policy limits at September 30, 2009 and 2008.
     The following table sets forth the estimated effects on the Company’s net interest income over a 12-month period following the indicated dates in the event of the indicated increases or decreases in market interest rates:
Table 14 — Interest Rate Sensitivity

	200 Basis Point	100 Basis Point
	Rate Increase	Rate Decrease
September 30, 2009	(2.9%)	0.2%
September 30, 2008	(2.3%)	0.1%
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
     The most significant factors affecting market risk exposure of the Company’s net interest income during the third quarter of 2009 were (i) the shape of the U.S. Government securities and interest rate swap yield curve, (ii) the level of U.S. prime interest rate and LIBOR rates, and (iii) the level of rates paid on deposit accounts.
     The Company’s earnings are not directly and materially impacted by movements in foreign currency rates or commodity prices. Movements in equity prices may have an indirect but modest impact on earnings by affecting the volume of activity or the amount of fees from investment-related business lines, and directly by affecting the value at the Company’s trading portfolio. Also, declines in the value of certain debt securities may have an impact on earnings if the decline is determined to be other-than-temporary and the security is considered impaired.
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
     The parent of the Company, as a separately incorporated bank holding company, has no significant operations other than serving as the sole stockholder of the Bank. Its commitments and debt service requirement at September 30, 2009 consist of $61.9 million in junior subordinated debentures, including accrued interest.
     The Company actively manages its liquidity position under the direction of the Asset/Liability Management Committee. Periodic review under prescribed policies and procedures is intended to ensure that the Company will maintain adequate levels of available funds. At September 30, 2009, the Company’s liquidity position was above policy guidelines. Management believes that the Bank has adequate liquidity available to respond to current and anticipated liquidity demands.
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
     The Company’s and the Bank’s actual capital amounts and ratios are also presented in the following table:

Table 15 — Company and Bank’s Capital Amounts and Ratios

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
As of September 30, 2009:	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2009:	(Dollars in Thousands)
Company: (Consolidated)
Total capital (to risk weighted assets)	$404,674	11.70%	276,723≥	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	333,317	9.64	138,362≥	4.0	N/A	N/A
Tier 1 capital (to average assets)	333,317	7.74	172,268≥	4.0	N/A	N/A

Bank:
Total capital (to risk weighted assets)	$391,366	11.28%	$277,631≥	8.0%	$347,039≥	10.0%
Tier 1 capital (to risk weighted assets)	320,009	9.22	$138,816≥	4.0	$208,223≥	6.0
Tier 1 capital (to average assets)	320,009	7.43	172,363≥	4.0	215,453≥	5.0

As of December 31, 2008:

Company: (Consolidated)
Total capital (to risk weighted assets)	$324,469	11.85%	$219,110≥	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	260,198	9.50	109,555≥	4.0	N/A	N/A
Tier 1 capital (to average assets)	260,198	7.55	109,555≥	4.0	N/A	N/A

Bank:
Total capital (to risk weighted assets)	$324,891	11.83%	$219,679≥	8.0%	$274,599≥	10.0%
Tier 1 capital (to risk weighted assets)	260,533	9.49	109,840≥	4.0	164,759≥	6.0
Tier 1 capital (to average assets)	260,533	7.56	137,902≥	4.0	172,378≥	5.0
     On January 9, 2009, the Company raised approximately $78.2 million through the issuance of preferred stock and warrants related to its participation in the U.S. Treasury’s Capital Purchase Program. All of the proceeds from this issuance were treated as Tier 1 capital for regulatory purposes. The related preferred dividend in the second quarter amounted to $4.5 million.
     Subsequent to the decision to participate in the Capital Purchase Program, management and the Board of Directors repaid, with regulatory approval, the capital to the U.S. Treasury on April 22, 2009. The Company and the Bank remain well capitalized following this event. The Company also repurchased a common stock warrant issued to the Treasury for $2.2 million, the cost of which was recorded as a reduction in capital, in accordance with U.S. GAAP.
     During the second quarter of 2009, the Company issued 4,624,948 shares related to the Company’s acquisition of Ben Franklin. See, Note 9 Acquisition, in Item 1 hereof.
     On September 17, 2009 the Company’s Board of Directors declared a cash dividend of $0.18 per share, to stockholders of record as of the close of business on September 28, 2009. This dividend was paid on October 9, 2009. On an annualized basis, the dividend payout ratio amounted to 135.3%, based on net income available to the common shareholder of the trailing four quarters’ earnings.
     Off-Balance Sheet Arrangements There have been no material changes in off-balance sheet financial instruments during the third quarter of 2009. Please refer to the 2008 Form 10-K for a complete table of contractual obligations, commitments, contingencies and off-balance sheet financial instruments.

     Contractual Obligations, Commitments, and Contingencies There have been no material changes in contractual obligations, commitments, or contingencies during the third quarter of 2009. Please refer to the 2008 Form 10-K for a complete table of contractual obligations, commitments, contingencies, and off-balance sheet financial instruments.
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
     Changes in Internal Controls over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the third quarter of 2009 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.
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
Item 6. Exhibits
Exhibits Index

No.	Exhibit
3.(i)	Restated Articles of Organization, as amended as of February 10, 2005, incorporated by reference to Form 8-K filed on May 18, 2005. Articles of Amendment with attached Certificate of Designations for Series C Preferred Stock incorporated by reference to Form 8-K filed on January 12, 2009.

3.(ii)	Amended and Restated Bylaws of the Company, as amended as of February 10, 2005, incorporated by reference to Form 8-K filed on May 18, 2005.

4.1	Form of Specimen Stock Certificate for Series C Preferred Stock and Warrant, incorporated by reference to Form 8-K filed on January 12, 2009.

4.2	Specimen Common Stock Certificate, incorporated by reference to Form 10-K for the year ended December 31, 1992.

4.3	Specimen preferred Stock Purchase Rights Certificate, incorporated by reference to Form 8-A Registration Statement filed on November 5, 2001.

4.4	Indenture of Registrant relating the Junior Subordinated Debt Securities issued to Independent Capital Trust V is incorporated by reference to Form 10-K for the year ended December 31, 2006 filed on February 28, 2007.

4.5	Form of Certificate of Junior Subordinated Debt Security for Independent

Capital Trust V (included as Exhibit A to Exhibit 4.9)

4.6	Amended and Restated Declaration of Trust for Independent Capital Trust V is incorporated by reference to Form 10-K for the year ended December 31, 2006 filed on February 28, 2007.

4.7	Form of Capital Security Certificate for Independent Capital Trust V (included as Exhibit A-1 to Exhibit 4.9).

4.8	Guarantee Agreement relating to Independent Capital Trust V is incorporated by reference to Form 10-K for the year ended December 31, 2006 filed on February 28, 2007.

4.9	Forms of Capital Securities Purchase Agreements for Independent Capital Trust V is incorporated by reference to Form 10-K for the year ended December 31, 2006 filed on February 28, 2007.

4.10	Subordinated Debt Purchase Agreement between USB Capital Resources and Rockland Trust Company dated as of August 27, 2008 is incorporated by reference to Form 8-K filed on September 2, 2008.

10.1	Independent Bank Corp. 1996 Non-Employee Directors’ Stock Option Plan incorporated by reference to Definitive Proxy Statement for the 1996 Annual Meeting of Stockholders filed on March 19, 1996.

10.2	Independent Bank Corp. 1997 Employee Stock Option Plan incorporated by reference to the Definitive Proxy Statement for the 1997 Annual Meeting of Stockholders filed on March 20, 1997.

10.3	Independent Bank Corp. 2005 Employee Stock Plan incorporated by reference to Form S-8 filed on July 28, 2005.

10.4	Renewal Rights Agreement dated as of September 14, 2000 by and between the Company and Rockland Trust, as Rights Agent, is incorporated by reference to Form 8-K filed on October 23, 2000.

10.5	Independent Bank Corp. Deferred Compensation Program for Directors (restated as amended as of December 1, 2000) is incorporated by reference to Form 10-K for the year ended December 31, 2000.

10.6	Master Securities Repurchase Agreement, incorporated by reference to Form S-1 Registration Statement filed on September 18, 1992.

10.7	Revised employment agreements between Christopher Oddleifson, Raymond G. Fuerschbach, Edward F. Jankowski, Jane L. Lundquist, Gerard F. Nadeau, Edward H. Seksay, and Denis K. Sheahan and the Company and/or Rockland Trust and a Rockland Trust Company amended and restated Supplemental Executive Retirement Plan dated November 20, 2008 are incorporated by reference to Form 8-K filed on November 21, 2008.

10.8	Specimen forms of stock option agreements for the Company’s Chief Executive and other executive officers are incorporated by reference to Form 8-K filed on December 20, 2005.

10.9	On-Site Outsourcing Agreement by and between Fidelity Information Services, Inc. and Independent Bank Corp., effective as of November 1, 2004 is incorporated by reference to Form 10-K for the year ended December 31, 2004 filed on March 4, 2005. Amendment to On-Site Outsourcing Agreement incorporated by reference to Form 8-K filed on May 7, 2008.

10.10	New Markets Tax Credit program Allocation Agreement between the Community Development Financial Institutions Fund of the United States Department of the Treasury and Rockland Community Development with an Allocation Effective Date of September 22, 2004 is incorporated by reference to Form 8-K filed on October 14, 2004.

10.11	Independent Bank Corp. 2006 Non-Employee Director Stock Plan incorporated by reference to Form S-8 filed on April 17, 2006.

10.12	Independent Bank Corp. Stock Option Agreement for Non-Employee Director is incorporated by reference to Form 10-Q filed on May 9, 2006.

10.13	Independent Bank Corp. Restricted Stock Agreement for Non-Employee Director is incorporated by reference to Form 10-Q filed on May 9, 2006.

10.14	New Markets Tax Credit program Allocation Agreement between the Community Development Financial Institutions Fund of the United States Department of the Treasury and Rockland Community Development with an Allocation Effective Date of January 9, 2007 is incorporated by reference to Form 10-K for the year ended December 31, 2006 filed on February 28, 2007.

10.15	Independent Bank Corp. and Rockland Trust Company 2008 Executive Officer Performance Incentive Plan is incorporated by reference to Form 8-K filed on February 21, 2008.

10.16	Agreement and Plan of Merger dated November 8, 2008 with Benjamin Franklin Bancorp, Inc. is incorporated by reference to Form 8-K filed on November 10, 2008.

10.17	Letter Agreement with United States Treasury for Series C Preferred Stock incorporated by reference to Form 8-K filed on January 12, 2009.

10.18	Purchase and Sale Agreement with American Realty Capital LLC incorporated by reference to Form 8-K filed April 25, 2008.

10.19	New Markets Tax Credit program Allocation Agreement between the Community Development Financial Institutions Fund of the United States Department of the Treasury and Rockland Community Development with an Allocation Effective Date of June 18, 2009 is incorporated by reference to this Form 10-Q as exhibit 99.1.

31.1	Section 302 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.*

31.2	Section 302 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.*

32.1	Section 906 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.+

32.2	Section 906 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.+

*	Filed herewith

+	Furnished herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
INDEPENDENT BANK CORP.
(registrant)

Date: November 4, 2009	/s/ Christopher Oddleifson
Christopher Oddleifson
President and Chief Executive Officer (Principal Executive Officer)

Date: November 4, 2009	/s/ Denis K. Sheahan
Denis K. Sheahan
Chief Financial Officer (Principal Financial Officer)

INDEPENDENT BANK CORP.
(registrant)