Form 10-K
period 2009-12-31
INDEPENDENT BANK CORP
filed 2010-03-10
CIK 776901

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 1-9047
Independent Bank Corp.
(Exact name of registrant as specified in its charter)

Massachusetts	04-2870273
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Office Address: 2036 Washington Street, Hanover Massachusetts Mailing Address: 288 Union Street, Rockland, Massachusetts (Address of principal executive offices)	02339 02370 (Zip Code)

Registrant’s telephone number, including area code:
(781) 878-6100

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $.01 par value per share	NASDAQ Global Select Market
Preferred Stock Purchase Rights	NASDAQ Global Select Market

Securities registered pursuant to section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock on June 30, 2009, was approximately $381,868,602.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. January 31, 2010          20,935,456

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

INDEPENDENT BANK CORP.

2009 ANNUAL REPORT ON FORM 10-K

GLOSSARY OF TERMS

❖	ARRA — American Recovery and Reinvestment Act of 2009 — An act making supplemental appropriations for job preservation and creation, infrastructure investment, energy efficiency and science, assistance to the unemployed, and State and local fiscal stabilization, and for other purposes.

❖	Assets Under Administration (AUA) — the total market value of assets under the investment advisory and discretion of Investment Management Group which generate asset management fees based on a percentage of the asset’s market value. AUA reflects assets which are generally managed for institutional, high net-worth and retail clients and are distributed through various investment products including mutual funds, other commingled vehicles and separate accounts.

❖	Automated Teller Machine (ATM) — Is a computerized telecommunications device that provides the clients of a financial institution with access to financial transactions in a public space without the need for a cashier, human clerk or bank teller. On most modern ATMs, the customer is identified by inserting a plastic ATM card with a magnetic stripe or a plastic smartcard with a chip that contains a unique card number and some security information, such as an expiration date. Authentication is provided by the customer entering a personal identification number.

❖	Ben Franklin — Benjamin Franklin Bancorp., Inc. — The bank holding company that Independent Bank Corp. acquired in April 2009.

❖	BHCA — Bank Holding Company Act of 1956 — A United States Act of Congress that regulates the actions of bank holding companies.

❖	CAMELS Ratings — A US supervisory rating of the bank’s overall condition used to classify the nation’s 8,500 banks. This rating is based on financial statements of the bank and on-site examination by regulators like the Federal Reserve, the Office of the Comptroller of the Currency and Federal Deposit Insurance Corporation. The scale is from 1 to 5 with 1 being strongest and 5 being weakest.

❖	CDARS — Certificate of Deposit Account Registry Service — A private, patented, for-profit service that breaks up large deposits (from individuals, companies, nonprofits, public funds, etc.) and places them across a network of about 2,700 banks and savings associations around the United States. This allows depositors to deal with a single bank that participates in CDARS but avoid having funds above the FDIC deposit insurance limits in any one bank. The service can place as much as $50 million per customer allowing all of it to qualify for FDIC insurance coverage.

❖	CDE — Community Development Entity — A broad term referring to not-for-profit organizations incorporated to provide programs, offer services, and engage in other activities that promote and support a community. Community Development Entities usually serve a geographic location such as a neighborhood or a town. They can be involved in a variety of activities including economic development, education, community organizing and real estate development. These organizations are often associated with the development of affordable housing.

❖	COSO — Committee of Sponsoring Organizations — Comprising of certain professional associations, the committee of Sponsoring Organizations (COSO) is a voluntary private-sector organization. COSO is dedicated to guiding executive management and governance entities toward the establishment of more effective, efficient, and ethical business operations on a global basis. It sponsors and disseminates frameworks and guidance based on in-depth research, analysis, and best practices.

❖	CPP — Capital Purchase Program — A preferred stock and equity warrant purchase program conducted by the US Treasury’s Office of Financial Stability as part of Troubled Assets Relief Program.

❖	CRA — Community Reinvestment Act — A United States federal law designed to encourage commercial banks and savings associations to meet the needs of borrowers in all segments of their communities, including low and moderate income neighborhoods.

❖	DIF — Deposit Insurance Fund — The Federal Deposit Insurance Corporation’s insurance fund used to insure deposits at financial institutions up to a certain amount. The FDIC maintains the DIF by assessing depository institutions an insurance premium. The amount each institution is assessed is based both on the balance of insured deposits as well as on the degree of risk the institution poses to the insurance fund.

❖	Derivative — A contract or agreement whose value is derived from changes in an underlying index such as interest rates, foreign exchange rates, or prices of securities. Derivatives utilized by the Corporation include interest rate swaps, foreign exchange contracts and loan level swaps.

❖	EESA — Emergency Economic Stabilization Act of 2008 — Is a law enacted in response to the subprime mortgage crisis authorizing the United States Secretary of the Treasury to spend up to $700 billion to purchase distressed assets, especially mortgage-backed securities, and make capital injections into banks.

❖	EITF — Emerging Issues Task Force — An organization formed by the Financial Accounting Standards Board (FASB) to provide assistance with timely financial reporting. The mission of the EITF is to assist the FASB in improving financial reporting through the timely identification, discussion, and resolution of financial accounting issues within the framework of existing authoritative literature.

❖	EPS — Earnings Per Share — The portion of a company’s profit allocated to each outstanding share of common stock. Earnings per share serves as an indicator of a company’s profitability.

Calculated as:	Net Income Available to Common Shareholders Weighted Average Outstanding Shares

When calculating, use a weighted average number of shares outstanding over the reporting term is used, because the number of shares outstanding can change over time. In addition to reporting earnings per share, corporations must report diluted earnings per share. This accounts for the possibility that all outstanding warrants and stock options are exercised, and all convertible bonds and preferred shares are exchanged for common stock.

❖	FASB — Financial Accounting Standards Board — The designated organization in the private sector for establishing standards of financial accounting and reporting. Those standards govern the preparation of financial reports. They are officially recognized as authoritative by the Securities and Exchange Commission and the American Institute of Certified Public Accountants. Such standards are essential to the efficient functioning of the economy because investors, creditors, auditors, and others rely on credible, transparent, and comparable financial information.

❖	FASB ASC — FASB Accounting Standards Codification — The codification is the single source of authoritative nongovernmental U.S. generally accepted accounting principles (US GAAP). The Codification is effective for interim and annual periods ending after September 15, 2009. All previous level (a)-(d) US GAAP standards issued by a standard setter are superseded.

❖	FDIC — Federal Deposit Insurance Corporation — Is an independent agency created by the Congress to maintain stability and public confidence in the nation’s financial system by: insuring deposits, examining and supervising financial institutions for safety soundness and consumer protection, and managing receiverships.

❖	FHLB — Federal Home Loan Banks — Provide stable, on-demand, low-cost funding to American financial institutions for home mortgage loans, small business, rural, agricultural, and economic development lending. With their members, the FHLB Bank System represents the largest collective source of home mortgage and community credit in the United States. The banks do not provide loans directly to individuals, only to other banks.

❖	FICO Score — Fair Isaac Corporation Score — Represents a consumer credit score determined by the Fair Isaac Corporation, with data provided by the three major credit repositories (Trans Union, Experian, and Equifax). This score predicts the likelihood of loan default. The lower the score, the more likely an individual is to default. The actual FICO scores range from 300 to 850.

❖	GAAP — Generally Accepted Accounting Principles — The common set of accounting principles, standards and procedures that companies use to compile their financial statements. GAAP are a combination of authoritative standards (set by policy boards) and simply the commonly accepted ways of recording and reporting accounting information.

❖	GLB — Gramm-Leach-Bliley Act — A Federal act which allows commercial banks, securities firms and insurance companies to consolidate.

❖	Interest Rate Lock Commitments — Commitment with a loan applicant in which the loan terms, including interest rate, are guaranteed for a designated period of time subject to credit approval.

❖	Letter of Credit — A document issued by the Corporation on behalf of a customer to a third party promising to pay that third party upon presentation of specified documents. A letter of credit effectively substitutes the Corporation’s customer and facilitates trade.

❖	LIBOR — London Interbank Offered Rate — Is a daily reference rate based on the interest rates at which banks borrow unsecured funds from other banks in the London wholesale money market (or interbank market).

❖	Loan-to-Value — The ratio of the total potential exposure of a loan to the fair market value of the collateral. The higher the Loan-to-Value, the higher the loss risk in the event of default.

❖	Mortgage Servicing Rights — The right to service a mortgage loan when the underlying loan is sold or securitized. Servicing includes collections for principal, interest, and escrow payments from borrowers and accounting for the remitting principal and interest payments to investors.

❖	NASDAQ — National Association of Securities and Dealers Automated Quotations — A stock exchange. It is the largest electronic screen-based equity securities trading market in the United States. With approximately 3,700 companies and corporations, it has more trading volume than any other stock exchange in the world.

❖	Other Comprehensive Income — Other comprehensive income includes those items in comprehensive income that are excluded from net income. Items of other comprehensive income are pension minimum liability adjustments, unrealized gains and losses on available for sale securities, and the effective portion of cash flow hedges.

❖	OTTI — Other-Than-Temporary Impairment — For individual securities classified as either available-for-sale or held-to-maturity, an enterprise shall determine whether a decline in fair value below the amortized cost basis is other than temporary. For example, if it is probable that the investor will be unable to collect all amounts due according to the contractual terms of a debt security, an other-than-temporary impairment shall be considered to have occurred. If the decline in fair value is judged to be other-than-temporary, the cost basis of the individual security shall be written down to fair value as a new cost basis and the amount of the write-down associated with credit, shall be included in earnings, with the remainder being recognized in other comprehensive income.

❖	PCAOB — Public Company Accounting Oversight Board — A non-profit organization that regulates auditors of publicly traded companies. The PCAOB was established as a result of the creation of the Sarbanes-Oxley Act of 2002. The board’s aim is to protect investors and other stakeholders of public companies by ensuring that the auditor of a company’s financial statements has followed a set of strict guidelines.

❖	Return on Average Assets (ROAA) — Measures how profitable a company’s assets are in generating revenue.

Calculated as:	Net Income Available to Common Shareholders Average Total Assets

This number tells you what the company can do with what it has, i.e. how many dollars of earnings they derive from each dollar of assets they control. It’s a useful number for comparing competing companies in the same industry. The number will vary widely across different industries. Return on average assets gives an indication of the capital intensity of the company, which will depend on the industry; companies that require large initial investments will generally have lower return on assets.

❖	Return on Average Common Equity (ROAE) — Measures the rate of return on the ownership interest (stockholders’ equity) of the common stock owners. It measures a firm’s efficiency at generating profits from every unit or stockholders’ equity (also known as net assets or assets minus liabilities). ROAE shows how well a company uses investment funds to generate earnings growth.

Calculated as:	Net Income Available to Common Shareholders Average Total Equity

❖	SEC — Securities and Exchange Commission — A government commission created by Congress to regulate the securities markets and protect investors. In addition to regulation and protection, it also monitors the corporate takeovers in the U.S. The SEC is composed of five commissioners appointed by the U.S. President and approved by the Senate. The statutes administered by the SEC are designed to promote full public disclosure and to protect the investing public against fraudulent and manipulative practices in the securities markets. Generally, most issues of securities offered in interstate commerce, through the mail or on the internet must be registered with the SEC.

❖	Slades — Slade’s Ferry Bancorp. — The bank holding company that Independent Bank Corp. acquired in March 2008.

❖	SOX — Sarbanes-Oxley Act of 2002 — A United States federal law enacted on July 30, 2002. The bill was enacted as a reaction to a number of major corporate and accounting scandals. The legislation set new or enhanced standards for all U.S. public company boards, management and public accounting firms. The act contains 11 titles, or sections, ranging from additional corporate board responsibilities to criminal penalties, and requires the Securities and Exchange Commission to implement rulings on requirements to comply with the new law.

❖	Temporary Liquidity Guarantee Program (TLGP) — A program adopted by the Federal Deposit Insurance Corporation on October 13, 2008 during the Global financial crisis of 2008 to encourage liquidity in the interbank lending market. Several stated purposes of this program are (1) to decrease the cost of bank funding so that bank lending to consumers and businesses will normalize and (2) to strengthen confidence and encourage liquidity in the banking system by guaranteeing newly issued senior unsecured debt of banks, thrifts, and certain holding company, and by providing full coverage of non-interest bearing deposit transaction accounts, regardless of the dollar amount.

❖	Troubled Assets Relief Program (TARP) — Is a program of the United States government whose primary objective was to purchase assets and equity from financial institutions to strengthen its financial sector. It is the largest component of the government’s measures in 2008 to address the subprime mortgage crisis.

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

These forward-looking statements, implicitly and explicitly, include the assumptions underlying the statements and other information with respect to Independent Bank Corp.’s (the “Company”) beliefs, plans, objectives, goals, expectations, anticipations, estimates, intentions, financial condition, results of operations, future performance and business, including the Company’s expectations and estimates with respect to the Company’s revenues, expenses, earnings, return on average equity, return on average assets, efficiency ratio, asset quality and other financial data and capital and performance ratios.

Although the Company believes that the expectations reflected in the Company’s forward-looking statements are reasonable, these statements involve risks and uncertainties that are subject to change based on various important factors (some of which are beyond the Company’s control). The following factors, among others, could cause the Company’s financial performance to differ materially from the Company’s goals, plans, objectives, intentions, expectations and other forward-looking statements:

•	A weakening in the strength of the United States economy in general and the strength of the regional and local economies within the New England region and Massachusetts which could result in a deterioration of credit quality, a change in the allowance for loan losses or a reduced demand for the Company’s credit or fee-based products and services;

•	adverse changes in the local real estate market, could result in a deterioration of credit quality and an increase in the allowance for loan loss, as most of the Company’s loans are concentrated in southeastern Massachusetts and Cape Cod, and to a lesser extent, Rhode Island and a substantial portion of these loans have real estate as collateral;

•	the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, could affect the Company’s business environment or affect the Company’s operations;

•	the effects of, any changes in, and any failure by the Company to comply with tax laws generally and requirements of the federal New Markets Tax Credit program in particular could adversely affect the Company’s tax provision and its financial results;

•	inflation, interest rate, market and monetary fluctuations could reduce net interest income and could increase credit losses;

•	adverse changes in asset quality could result in increasing credit risk-related losses and expenses;

•	changes in the deferred tax asset valuation allowance in future periods may result in adversely affecting financial results;

•	competitive pressures could intensify and affect the Company’s profitability, including as a result of continued industry consolidation, the increased financial services provided by non-banks and banking reform;

•	a deterioration in the conditions of the securities markets could adversely affect the value or credit quality of the Company’s assets, the availability and terms of funding necessary to meet the Company’s liquidity needs and the Company’s ability to originate loans;

•	the potential to adapt to changes in information technology could adversely impact the Company’s operations and require increased capital spending;

•	changes in consumer spending and savings habits could negatively impact the Company’s financial results;

•	acquisitions may not produce results at levels or within time frames originally anticipated and may result in unforeseen integration issues or impairment of goodwill and/or other intangibles;

•	adverse conditions in the securities markets could lead to impairment in the value of securities in the Company’s investment portfolios and consequently have an adverse effect on the Company’s earnings; and

•	laws and programs designed to address capital and liquidity issues in the banking system, including, but not limited to, the Federal Deposit Insurance Corporation’s Temporary Liquidity Guaranty Program and the U.S. Treasury Department’s Capital Purchase Program and Troubled Asset Relief Program may continue to have significant effects on the financial services industry, the exact nature and extent of which is still uncertain.

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

General

Independent Bank Corp. (the “Company”) is a state chartered, federally registered bank holding company headquartered in Rockland, Massachusetts that was incorporated under Massachusetts law in 1985. The Company is the sole stockholder of Rockland Trust Company (“Rockland” or the “Bank”), a Massachusetts trust company chartered in 1907. Rockland is a community-oriented commercial bank. The community banking business is the Company’s only reportable operating segment. The community banking business is managed as a single strategic unit and derives its revenues from a wide range of banking services, including lending activities, acceptance of demand, savings, and time deposits, and wealth management. At December 31, 2009, the Company had total assets of $4.5 billion, total deposits of $3.4 billion, stockholders’ equity of $412.6 million, and 907 full-time equivalent employees.

The Company is currently the sponsor of Independent Capital Trust V (“Trust V”), a Delaware statutory trust, Slade’s Ferry Statutory Trust I (“Slade’s Ferry Trust I”), a Connecticut statutory trust, and Benjamin Franklin Capital Trust I (“Ben Franklin Trust I”), an inactive Delaware statutory trust, each of which was formed to issue trust preferred securities. Trust V, Slade’s Ferry Trust I, and Ben Franklin Trust I are not included in the Company’s consolidated financial statements in accordance with the requirements of the consolidation topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).

As of December 31, 2009, the Bank had the following corporate subsidiaries, all of which were wholly-owned by the Bank and included in the Company’s consolidated financial statements:

•	Three Massachusetts security corporations, namely Rockland Borrowing Collateral Securities Corp., Rockland Deposit Collateral Securities Corp., and Taunton Avenue Securities Corp., which hold securities, industrial development bonds, and other qualifying assets;

•	Rockland Trust Community Development Corporation, which has two wholly-owned subsidiaries named Rockland Trust Community Development LLC (“RTC CDE I”) and Rockland Trust Community Development Corporation II (“RTC CDE II”) and which also serves as the Manager of two Limited Liability Company subsidiaries wholly-owned by the Bank named Rockland Trust Community Development III LLC (“RTC CDE III”) and Rockland Trust Community Development IV LLC, all of which were all formed to qualify as community development entities under the federal New Markets Tax Credit Program criteria;

•	Rockland Trust Phoenix LLC, which was established to hold other real estate owned acquired during loan workouts; and

•	Compass Exchange Advisors LLC which provides like-kind exchange services pursuant to section 1031 of the Internal Revenue Code.

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

Market Area and Competition

The Bank contends with considerable competition both in generating loans and attracting deposits. The Bank’s competition for generating loans is primarily from other commercial banks, savings banks, credit unions, mortgage banking companies, insurance companies, finance companies, and other institutional lenders. Competitive factors considered for loan generation include interest rates, terms offered, loan fees charged, loan products offered, service provided, and geographic locations.

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

Lending Activities

The Bank’s gross loan portfolio (loans before allowance for loan losses) amounted to $3.4 billion on December 31, 2009, or 75.8% of total assets. The Bank classifies loans as commercial, consumer real estate, or other consumer. Commercial loans consist primarily of loans to businesses with credit needs in excess of $250,000 and revenue in excess of $2.5 million, for working capital and other business-related purposes and floor plan financing. Also in the commercial category are small business loans which consist primarily of loans to businesses with commercial credit needs of less than or equal to $250,000 and revenues of less than $2.5 million. Commercial real estate loans are comprised of commercial mortgages that are secured by non-residential properties. Consumer real estate consists of residential mortgages that are secured primarily by owner-occupied residences and mortgages for the construction of residential properties and home equity loans and lines. Other consumer loans are mainly personal loans and automobile loans.

The Bank’s borrowers consist of small-to-medium sized businesses and retail customers. The Bank’s market area is generally comprised of eastern Massachusetts, including Cape Cod, and to a lesser extent, Rhode Island. Substantially all of the Bank’s commercial, consumer real estate, and other consumer loan portfolios consist of loans made to residents of and businesses located in the Bank’s market area. The majority of the real estate loans in the Bank’s loan portfolio are secured by properties located within this market area.

Interest rates charged on loans may be fixed or variable and vary with the degree of risk, loan term, underwriting and servicing costs, loan amount, and the extent of other banking relationships maintained with customers. Rates are further subject to competitive pressures, the current interest rate environment, availability of funds, and government regulations.

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

The Bank’s Controlled Asset and Consumer Collections departments are responsible for the management and resolution of nonperforming assets. In the course of resolving nonperforming loans, the Bank may choose to restructure certain contractual provisions. Nonperforming assets are comprised of nonperforming loans, nonperforming securities, other real estate owned (“OREO”), and other assets in possession. Nonperforming loans consist of loans that are more than 90 days past due but still accruing interest and loans no longer accruing interest. In the course of resolving nonperforming loans, the Bank may choose to restructure the contractual terms of certain loans. Terms may be modified to fit the ability of the borrower to repay in line with its current financial status. It is the Bank’s policy to have any restructured loans which are on nonaccrual status prior to being modified remain on nonaccrual status for approximately six months before management considers its return to accrual status. If the restructured loan is not on nonaccrual status prior to being modified, it is reviewed to determine if the modified loan should remain on accrual status. Nonperforming securities consist of securities that are on nonaccrual status. OREO includes properties held by the Bank as a result of foreclosure or by acceptance of a deed in lieu of foreclosure. In order to facilitate the disposition of OREO, the Bank may finance the purchase of such properties at market rates if the borrower qualifies under the Bank’s standard underwriting guidelines. The Bank had nineteen and seven properties held as OREO for the periods ending December 31, 2009 and December 31, 2008, totaling $4.0 million and $1.8 million, respectively. Other assets in possession reflect the estimated discounted cash flow value of retention payments from the sale of a customer list associated with a troubled borrower.

Origination of Loans  Commercial and industrial, commercial real estate, and construction loan applications are obtained through existing customers, solicitation by Bank personnel, referrals from current or past customers, or walk-in customers. Small business loan applications are typically originated by the Bank’s retail staff, through a dedicated team of business officers, by referrals from other areas of the Bank, referrals from current or past customers, or through walk-in customers. Customers for residential real estate loans are referred to Mortgage Loan Officers who will meet with the borrowers at the borrower’s convenience. Residential real estate loan applications primarily result from referrals by real estate brokers, homebuilders, and existing or walk-in customers. Mortgage Loan Officers are compensated on a commission basis and provide convenient origination services during banking and non-banking hours. Consumer loan applications are directly obtained through existing or walk-in customers who have been made aware of the Bank’s consumer loan services through advertising and other media.

Loans are approved based upon a hierarchy of authority, predicated upon the size of the loan. Levels within the hierarchy of lending authorities range from individual lenders up the Executive Committee of the Board of Directors. In accordance with governing banking statutes, Rockland is permitted, with certain exceptions, to make loans and commitments to any one borrower, including related entities, in the aggregate amount of not more than 20% of the Bank’s stockholders’ equity, which is the “Banks legal lending limit,” or $92.4 million at December 31, 2009. Notwithstanding the foregoing, the Bank has established a more restrictive limit of not more than 75% of the Bank’s legal lending limit, or $69.3 million at December 31, 2009, which may only be exceeded with the approval of the Board of Directors. There were no borrowers whose total indebtedness in aggregate exceeded the Bank’s self imposed restrictive limit.

Sale of Loans  The Bank’s residential real estate loans are generally originated in compliance with terms, conditions and documentation which permit the sale of such loans to the Federal Home Loan Mortgage Corporation (“FHLMC”), Fannie Mae (“FNMA”), the Government National Mortgage Association (“GNMA”), and other investors in the secondary market. Loan sales in the secondary market provide funds for additional lending and other banking activities. The Bank sells the servicing on a majority of the sold loans for a servicing released premium, simultaneous with the sale of the loan. As part of its asset/liability management strategy, the Bank may retain a portion of the adjustable rate and fixed rate residential real estate loan originations for its portfolio. During 2009, the Bank originated $422.0 million in residential real estate loans of which $68.3 million were retained in its portfolio, comprised primarily of fifteen or twenty year terms.

Commercial Loans  Commercial loans consist of commercial and industrial loans, commercial real estate loans, commercial construction loans and small business loans. The Bank offers secured and unsecured commercial loans for business purposes, including issuing letters of credit. At December 31, 2009, $2.2 billion, or 66.1% of the Bank’s gross loan portfolio consisted of commercial and industrial loans. Commercial loans generated 57.3%, 55.1%, and 50.9% of total interest income for the fiscal years ending 2009, 2008 and 2007, respectively.

Commercial loans may be structured as term loans or as revolving lines of credit including overdraft protection, credit cards, automatic clearinghouse (“ACH”) exposure, owner and non-owner occupied commercial mortgages and standby letters of credit. Commercial term loans generally have a repayment schedule of five years or less and, although the Bank occasionally originates some commercial term loans with interest rates which float in accordance with a designated index rate, the majority of commercial term loans have fixed rates of interest and are collateralized by equipment, machinery or other corporate assets. In addition, the Bank generally obtains personal guarantees from the principals of the borrower for virtually all of its commercial loans. At December 31, 2009, there were $163.6 million of term loans in the commercial loan portfolio.

Collateral for commercial revolving lines of credit may consist of accounts receivable, inventory or both, as well as other business assets. Commercial revolving lines of credit generally are reviewed on an annual basis and usually require substantial repayment of principal during the course of a year. The vast majority of these revolving lines of credit have variable rates of interest. At December 31, 2009, there were $209.9 million of revolving lines of credit in the commercial loan portfolio.

The Bank’s standby letters of credit generally are secured, have terms of not more than one year, and are reviewed for renewal on an annualized basis. At December 31, 2009, the Bank had $19.1 million of commercial and standby letters of credit.

The Bank also provides automobile and, to a lesser extent, boat and other vehicle floor plan financing. Floor plan loans are secured by the automobiles, boats, or other vehicles, which constitute the dealer’s inventory. Upon the sale of a floor plan unit, the proceeds of the sale are applied to reduce the loan balance. In the event a unit financed under a floor plan line of credit remains in the dealer’s inventory for an extended period, the Bank requires the dealer to pay-down the outstanding balance associated with such unit. Bank personnel make unannounced periodic inspections of each dealer to review the value and condition of the underlying collateral. At December 31, 2009, there were $23.3 million in floor plan loans, all of which have variable rates of interest.

Small business lending caters to all of the banking needs of businesses with commercial credit requirements and revenues typically less than or equal to $250,000 and $2.5 million, respectively, and uses partially automated loan underwriting capabilities.

The small business team makes use of the Bank’s authority as a preferred lender with the U.S. Small Business Administration (“SBA”). At December 31, 2009, there were $5.0 million of SBA guaranteed loans in the small business loan portfolio.

The Bank’s commercial real estate portfolio, which includes commercial construction, the largest loan type concentration, is well-diversified with loans secured by a variety of property types, such as owner-occupied and non-owner-occupied commercial, retail, office, industrial, warehouse and other special purpose properties, such as hotels, motels, nursing homes, restaurants, churches, recreational facilities, marinas, and golf courses. Commercial real estate also includes loans secured by certain residential-related property types including multi-family apartment buildings, residential development tracts and condominiums. The following pie chart shows the diversification of the commercial real estate portfolio as of December 31, 2009.

Commercial Real Estate Portfolio by Property Type as of 12/31/09

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

Construction loans are intended to finance the construction of residential and commercial properties, including loans for the acquisition and development of land or rehabilitation of existing properties. Non-permanent construction loans generally have terms of at least six months, but not more than two years. They usually do not provide for amortization of the loan balance during the construction term. The majority of the Bank’s commercial construction loans have floating rates of interest based upon the Rockland base rate or the Prime or London interbank offered rate (“LIBOR”) rates published daily in the Wall Street Journal.

Construction loans are generally considered to present a higher degree of risk than permanent real estate loans and may be affected by a variety of factors, such as adverse changes in interest rates and the borrower’s ability to control costs and adhere to time schedules. Other construction-related risks may include market risk, that is, the risk that “for-sale” or “for-lease” units may or may not be absorbed by the market within a developer’s anticipated time-frame or at a developer’s anticipated price. When the Company enters into a loan agreement with a borrower on a construction loan, an interest reserve is often included in the amount of the loan commitment to the borrower and it allows the lender to periodically advance loan funds to pay interest charges on the outstanding balance of the loan. The interest is capitalized and added to the loan balance. Management actively tracks and monitors these accounts. At December 31, 2009 the amount of interest reserves relating to construction loans was approximately $1.1 million.

Consumer Real Estate Loans  The Bank’s consumer real estate loans consist of loans secured by one-to-four family residential properties, construction loans and home equity loans and lines. As of December 31, 2009, the Bank’s loan portfolio included $1.0 billion in consumer real estate loans, which included $555.3 million in residential real estate, $10.7 million in residential construction loans, and $471.9 million in home equity, altogether totaling 30.6% of the Bank’s gross loan portfolio.

Consumer real estate loans generated an aggregate of 22.5%, 23.3%, and 24.7% of total interest income for the fiscal years ending December 31, 2009, 2008, and 2007, respectively.

The Bank’s residential construction lending is related to residential development within the Bank’s market area. The Bank typically has focused its construction lending on relatively small projects and has developed and maintains relationships with developers and operative homebuilders in the Plymouth, Norfolk, Barnstable, Bristol, Middlesex, and Worcester Counties of Massachusetts, and, to a lesser extent, in the state of Rhode Island.

Rockland originates both fixed-rate and adjustable-rate residential real estate loans. The Bank will lend up to 100% of the lesser of the appraised value of the residential property securing the loan or the purchase price, and generally requires borrowers to obtain private mortgage insurance when the amount of the loan exceeds 80% of the value of the property. The rates of these loans are typically competitive with market rates. The Bank’s residential real estate loans are generally originated only under terms, conditions and documentation which permit sale in the secondary market. The Bank generally requires title insurance protecting the priority of its mortgage lien, as well as fire, extended coverage casualty and flood insurance, when necessary, in order to protect the properties securing its residential and other real estate loans. Independent appraisers appraise properties securing all of the Bank’s first mortgage real estate loans, as required by regulatory standards. Residential lending portfolio loans had a current weighted average Fair Isaac Corporation (“FICO”) score of 740 and a weighted average combined loan-to-value ratio of 67.0%. The average FICO scores are based upon re-scores available as of January 2010. Use of re-score data enables the Bank to better understand the current credit risk associated with these loans, but is not the only factor relied upon in determining a borrower’s credit worthiness.

Home equity loans and lines may be made as a fixed rate term loan or under a variable rate revolving line of credit secured by a first or second mortgage on the borrower’s residence or second home. At December 31, 2009, $109.3 million, or 23.2%, of the home equity portfolio was term loans and $362.6 million, or 76.8%, of the home equity portfolio was comprised of revolving lines of credit. The Bank will originate home equity loans and lines in an amount up to 89.9% of the appraised value or on-line valuation, reduced for any loans outstanding which are secured by such collateral. Home equity loans and lines are underwritten in accordance with the Bank’s loan policy, which includes a combination of credit score, loan-to-value ratio, employment history and debt-to-income ratio. Home equity lines of credit had a current weighted average FICO score of 760 and a weighted average combined loan-to-value ratio of 61.0%. The average FICO scores are based upon re-scores available from November 2009 and actual score data for loans booked between December 1 and December 31, 2009 and the loan-to-value ratios are based on updated automated valuation as of November 30, 2009, where available.

Other Consumer Loans  The Bank makes loans for a wide variety of personal needs. Consumer loans primarily consist of installment loans and overdraft protection. As of December 31, 2009, $111.7 million, or 3.3%, of the Bank’s gross loan portfolio consisted of other consumer loans. Other consumer loans generated 5.1%, 7.5% and 9.6% of total interest income for the fiscal years ending December 31, 2009, 2008, and 2007, respectively.

The Bank’s consumer loans also include auto, unsecured loans, loans secured by deposit accounts, loans to purchase motorcycles, recreational vehicles, or boats. The lending policy allows lending up to 80% of the purchase price of vehicles other than automobiles with terms of up to three years for motorcycles and up to fifteen years for recreational vehicles.

The Bank’s installment loans consist primarily of automobile loans, which totaled $79.3 million, at December 31, 2009, or 2.3% of loans, a decrease from 4.8% of loans at year-end 2008. Effective August 1, 2009 the Company chose to exit the indirect automobile business. Prior to August, a portion of the bank’s automobile loans were originated indirectly by a network of new and used automobile dealers located within the Bank’s market area.

Investment Activities

The Bank’s securities portfolio consists of U.S. Treasury Securities, agency mortgage-backed securities, agency collateralized mortgage obligations, private mortgage-backed securities, state, county, and municipal securities, corporate debt securities, single issuer trust preferred securities issued by banks, pooled trust preferred securities issued by banks and insurers, equity securities held for the purpose of funding supplemental executive retirement plan obligations, and equity securities comprised of an investment in a community development affordable housing mutual fund. The majority of these securities are investment grade debt obligations with average lives of five years or less. U.S. Treasury and Government Sponsored Enterprises entail a lesser degree of risk than loans made by the Bank by virtue of the guarantees that back them, require less capital under risk-based capital rules than non-insured or non-guaranteed mortgage loans, are more liquid than individual mortgage loans, and may be used to collateralize borrowings or other obligations of the Bank. The Bank views its securities portfolio as a source of income and liquidity. Interest and principal payments generated from securities provide a source of liquidity to fund loans and meet short-term cash needs. The Bank’s securities portfolio is managed in accordance with the Rockland Trust Company Investment Policy adopted by the Board of Directors. The Chief Executive Officer or the Chief Financial Officer may make investments with the approval of one additional member of the Asset/Liability Management Committee, subject to limits on the type, size and quality of all investments, which are specified in the Investment Policy. The Bank’s Asset/Liability Management Committee, or its appointee, is required to evaluate any proposed purchase from the standpoint of overall diversification of the portfolio. At December 31, 2009, securities totaled $608.2 million. Total securities generated interest and dividends of 14.6%, 14.2%, and 14.3% of total interest income for the fiscal years ended 2009, 2008 and 2007, respectively.

Sources of Funds

Deposits  At December 31, 2009 total deposits were $3.4 billion. Deposits obtained through Rockland’s branch banking network have traditionally been the principal source of the Bank’s funds for use in lending and for other general business purposes. The Bank has built a stable base of in-market core deposits from consumers, businesses, and municipalities located in eastern Massachusetts, including Cape Cod. Rockland offers a range of demand deposits, interest checking, money market accounts, savings accounts, and time certificates of deposit. The Bank also holds deposits for customers executing like-kind exchanges pursuant to section 1031 of the Internal Revenue Code of 1986, as amended. Interest rates on deposits are based on factors that include loan demand, deposit maturities, alternative costs of funds, and interest rates offered by competing financial institutions in the Bank’s market area. The Bank believes it has been able to attract and maintain satisfactory levels of deposits based on the level of service it provides to its customers, the convenience of its banking locations, and its interest rates that are generally competitive with those of competing financial institutions. Rockland Trust also participates in the Certificate of Deposit Registry Service (“CDARS”) program, allowing the Bank to provide easy access to multi-million dollar Federal Deposit Insurance Corporation (“FDIC”) insurance protection on Certificate of Deposit (“CD”) investments for consumers, businesses and public entities. The economic downturn and subsequent flight to safety makes a fully insured deposit product such as CDARS an attractive alternative. As of December 31, 2009, CDARS deposits totaled $52.9 million. Rockland has a municipal banking department that focuses on providing depository services to local municipalities. As of December 31, 2009, municipal deposits totaled $303.0 million.

The Federal Government’s Emergency Economic Stabilization Act of 2008 introduced the Temporary Liquidity Guarantee Program (“TLGP”) effective November 2008. One of the TLGP’s main components resulted in a temporary increase, through December 2013, of deposit insurance coverage from $100,000 to $250,000, per depositor. At December 31, 2009 there were $976.4 million in deposits with balances over $250,000. Additionally, the Company elected to participate in the portion of this program that fully guarantees non-interest bearing transaction accounts through June 30, 2010.

A further component of this program is the Debt Guarantee Program, by which the FDIC will guarantee the payment of certain newly issued senior unsecured debt, in a total amount up to 125% of the par or face value of the senior unsecured debt outstanding, excluding debt extended to affiliates. If an insured depository institution had no senior unsecured debt, or only had Federal Funds purchased, the Company’s limit for coverage under the TLGP Debt Guarantee Program would be 2% of the Company’s consolidated total liabilities as of September 30, 2008. As of December 31, 2009, the Company had no senior unsecured debt outstanding.

Rockland Trust’s branch locations are supplemented by the Bank’s internet banking services as well as automated teller machine (“ATM”) cards and debit cards which may be used to conduct various banking transactions at ATMs maintained at each of the Bank’s full-service offices and five additional remote ATM locations. The ATM cards and debit cards also allow customers access to a variety of national and international ATM networks. The chart below shows the categories of deposits at December 31, 2009:

Total Deposits

Borrowings  As of December 31, 2009, total borrowings were $647.4 million. Borrowings consist of short-term and intermediate-term obligations. Short-term borrowings may consist of Federal Home Loan Bank of Boston (“FHLBB”) advances, federal funds purchased, treasury tax and loan notes and assets sold under repurchase agreements.

In July 1994, Rockland became a member of the FHLBB. Among the many advantages of this membership, this affiliation provides the Bank with access to short-to-medium term borrowing capacity. At December 31, 2009, the Bank had $362.9 million outstanding in FHLB borrowings with initial maturities ranging from 3 months to 20 years. In addition, the Bank had $356.0 million of borrowing capacity remaining with the FHLB at December 31, 2009.

The FHLBB indefinitely suspended its dividend payment beginning in the first quarter of 2009, and continued the moratorium, put into effect during the fourth quarter of 2008, on all excess stock repurchases in an effort to help preserve capital. A significant portion of the Bank’s liquidity needs are satisfied through its access to funding pursuant to its membership in the FHLBB. Should the FHLBB experience further deterioration in its capital, it may restrict the FHLBB’s ability to meet the funding needs of its members, and as result, may have an adverse affect on the Bank’s liquidity position.

In a repurchase agreement transaction, the Bank will generally sell a security agreeing to repurchase either the same or a substantially identical security on a specified later date at a price greater than the original sales price. The difference in the sale price and purchase price is the cost of the proceeds recorded as interest expense. The securities underlying the agreements are delivered to whom arranges the transactions as security for the repurchase obligation. Payments on such borrowings are interest only until the scheduled repurchase date. Repurchase agreements represent a non-deposit funding source for the Bank and the Bank is subject to the risk that the purchaser may default at maturity and not return the collateral. In order to minimize this potential risk, the Bank only deals with established firms when entering into these transactions. On December 31, 2009, the Bank had $50.0 million outstanding under these repurchase agreements with investment brokerage firms. In addition to agreements with brokers, the Bank has entered into similar retail agreements with its customers. Under the customer agreements, the securities underlying the agreement are not delivered to the customer, instead they are held in segregated safekeeping accounts by the Company’s safekeeping agents. At December 31, 2009, the Bank had $140.5 million of customer repurchase agreements outstanding.

Also included in borrowings at December 31, 2009 were $61.8 million of junior subordinated debentures, of which $51.5 million were issued to an unconsolidated subsidiary, Independent Capital Trust V, in connection with the issuance of variable rate (LIBOR plus 1.48%) capital securities due in 2037, which is callable in March 2012. The Company has locked in a fixed rate of interest of 6.52%, for 10 years, through an interest rate swap which matures on December 28, 2016. The Company also has $10.3 million of outstanding junior subordinated debentures issued to an unconsolidated subsidiary, Slade’s Ferry Trust I, in connection with the issuance of variable rate (LIBOR plus 2.79%) capital securities due in 2034, which is callable every quarter until maturity.

During 2008, Rockland Trust Company issued $30.0 million of subordinated debt to USB Capital Resources Inc., a wholly-owned subsidiary of U.S. Bank National Association. The subordinated debt, which qualifies as Tier 2 capital under FDIC rules and regulations, was issued to support growth and for other corporate purposes. The subordinated debt matures on August 27, 2018. Rockland Trust may, with regulatory approval, redeem the subordinated debt without penalty at any time on or after August 27, 2013. The interest rate for the subordinated debt is fixed at 7.02% until August 27, 2013. After that point the subordinated debt, if not redeemed, will have a floating interest rate determined, at the option of the Bank, at either, the then current London Inter-Bank Offered Rate plus 3.00% or the U.S. Bank base rate plus 1.25%.

See Note 8, “Borrowings” within Notes to the Consolidated Financial Statements included in Item 8 hereof for more information regarding borrowings.

Wealth Management

Investment Management  The Rockland Trust Investment Management Group provides investment management and trust services to individuals, institutions, small businesses, and charitable institutions throughout eastern Massachusetts, including Cape Cod, and Rhode Island.

Accounts maintained by the Rockland Trust Investment Management Group consist of “managed” and “non-managed” accounts. “Managed” accounts are those for which the Bank is responsible for administration and investment management and/or investment advice. “Non-managed” accounts are those for which the Bank acts solely as a custodian or directed trustee. The Bank receives fees dependent upon the level and type of service(s) provided. For the year ended December 31, 2009, the Investment Management Group generated gross fee revenues of $8.6 million. Total assets under administration as of December 31, 2009, were $1.3 billion, an increase of $155.0 million, or 13.8%, from December 31, 2008. This increase is largely due to general market appreciation and strong sales results.

The administration of trust and fiduciary accounts is monitored by the Trust Committee of the Bank’s Board of Directors. The Trust Committee has delegated administrative responsibilities to three committees, one for investments, one for administration, and one for operations, all of which are comprised of Investment Management Group officers who meet not less than monthly.

Retail Wealth Management  The Bank has an agreement with LPL Financial (“LPL”) and its affiliates and their insurance subsidiary LPL Insurance Associates, Inc. to offer the sale of mutual fund shares, unit investment trust shares, general securities, fixed and variable annuities and life insurance. Registered representatives who are both employed by the Bank and licensed and contracted with LPL are onsite to offer these products to the Bank’s customer base. The Bank also has an agreement with Savings Bank Life Insurance of Massachusetts (“SBLI”) to enable appropriately licensed Bank employees to offer SBLI’s fixed annuities and life insurance to the Bank’s customer base. For the year ended December 31, 2009, the retail investments and insurance group generated gross fee revenues of $1.4 million.

Regulation

The following discussion sets forth certain of the material elements of the regulatory framework applicable to bank holding companies and their subsidiaries and provides certain specific information relevant to the Company. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. A change in applicable statutes, regulations or regulatory policy, may have a material effect on our business. The laws and regulations governing the Company and the Bank generally have been promulgated to protect depositors and not for the purpose of protecting stockholders.

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

Capital Requirements  The Federal Reserve has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the BHCA. The Federal Reserve’s capital adequacy guidelines which generally require bank holding companies to maintain total capital equal to 8% of total risk-adjusted assets, with at least one-half of that amount consisting of Tier 1, or core capital, and up to one-half of that amount consisting of Tier 2, or supplementary capital. Tier 1 capital for bank holding companies generally consists of the sum of common stockholders’ equity and perpetual preferred stock (subject in the latter case to limitations on the kind and amount of such stocks which may be included as Tier 1 capital), less net unrealized gains and losses on available for sale securities and on cash flow hedges, post retirement adjustments recorded in accumulated other comprehensive income (“AOCI”), and goodwill and other intangible assets required to be deducted from capital. Tier 2 capital generally consists of perpetual preferred stock which is not eligible to be included as Tier 1 capital; hybrid capital instruments such as perpetual debt and mandatory convertible debt securities, and term subordinated debt and intermediate-term preferred stock; and, subject to limitations, the allowance for loan losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics, with the categories ranging from 0% (requiring no additional capital), for assets such as cash, up to 1250%, which is a dollar-for-dollar capital charge on certain assets such as securities that are not eligible for the ratings based approach. The majority of assets held by a bank holding company are risk weighted at 100%, including certain commercial real estate loans, commercial loans and consumer loans. Single family residential first mortgage loans which are not 90 days or more past due or nonperforming and which have been made in accordance with prudent underwriting standards are assigned a 50% level in the risk-weighting system, as are certain privately-issued mortgage-backed securities representing indirect ownership of such loans and certain multi- family housing loans. Off-balance sheet items also are adjusted to take into account certain risk characteristics.

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

The Company currently is in compliance with the above-described regulatory capital requirements. At December 31, 2009, the Company had Tier 1 capital and total capital equal to 9.83% and 11.92% of total risk-adjusted assets, respectively, and Tier 1 leverage capital equal to 7.87% of total assets. As of such date, Rockland complied with the applicable bank federal regulatory risked based capital requirements, with Tier 1 capital and total capital equal to 9.41% and 11.49% of total risk-adjusted assets, respectively, and Tier 1 leverage capital equal to 7.55% of total assets.

The FDIC has promulgated regulations and adopted a statement of policy regarding the capital adequacy of state-chartered banks, which, like the Bank, are not members of the Federal Reserve System. These requirements are substantially similar to those adopted by the Federal Reserve regarding bank holding companies, as described above. The FDIC’s capital regulations establish a minimum 3.0% Tier 1 leverage capital to total assets requirement for the most highly-rated state-chartered, non-member banks, with an additional cushion of at least 100 to 200 basis points for all other state-chartered, non-member banks, which effectively will increase the minimum Tier 1 leverage capital ratio for such banks to 4.0% or 5.0% or more.

Each federal banking agency has broad powers to implement a system of prompt corrective action to resolve problems of financial institutions that it regulates which are not adequately capitalized. The minimum levels are defined as follows:

	Bank				Holding Company
			Tier 1						Tier 1
	Total	Tier 1	Leverage		Total		Tier 1		Leverage
	Risk-Based	Risk-Based	Capital		Risk-Based		Risk-Based		Capital
Category	Ratio	Ratio	Ratio		Ratio		Ratio		Ratio

Well Capitalized	≥ 10% and	≥ 6% and	≥ 5%		n/a		n/a		n/a
Adequately Capitalized	≥ 8% and	≥ 4% and	≥ 4%	*	≥ 8	% and	≥ 4	% and	≥ 4%
Undercapitalized	< 8% or	< 4% or	< 4%	*	< 8	% or	< 4	% or	< 4%
Significantly Undercapitalized	< 6% or	< 3% or	< 3%		n/a		n/a		n/a

*	3% for institutions with a rating of one under the regulatory CAMELS or related rating system that are not anticipating or experiencing significant growth and have well-diversified risk.

A bank is considered critically undercapitalized if it has a ratio of tangible equity to total assets that is equal to or less than 2.0% at December 31, 2009 the Company’s tangible equity ratio was 6.2%, The Company’s tangible common equity ratio was 6.7%, which is the pro forma ratio, which includes the tax deductibility of goodwill and excludes the impact of the Company’s participation in and exit from the Troubled Asset Relief Program Capital Purchase Program (the “CPP”). As of December 31, 2009, Rockland was deemed a “well-capitalized institution” as defined by federal banking agencies.

Commitments to Affiliated Institutions  Under Federal Reserve policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank. This support may be required at times when the Company may not be able to provide such support. Similarly, under the cross-guarantee provisions of the Federal Deposit Insurance Act, in the event of a loss suffered or anticipated by the FDIC — either as a result of default of a banking or thrift subsidiary of a bank/financial holding company such as the Company or related to FDIC assistance provided to a subsidiary in danger of default — the other banking subsidiaries of such bank/financial holding company may be assessed for the FDIC’s loss, subject to certain exceptions.

Limitations on Acquisitions of Common Stock  The federal Change in Bank Control Act (“CBCA”) prohibits a person or group of persons from acquiring control of a bank holding company or bank unless the appropriate federal bank regulator has been given 60 days prior written notice of such proposed acquisition and within that time period such regulator has not issued a notice disapproving the proposed acquisition or extending for up to another 30 days the period during which such a disapproval may be issued. The acquisition of 25% or more of any class of voting securities constitutes the acquisition of control under the CBCA. In addition, under a rebuttal presumption established under the CBCA regulations, the acquisition of 10% or more of a class of voting stock of a bank holding company or a FDIC insured bank, with a class of securities registered under or subject to the requirements of Section 12 of the Securities Exchange Act of 1934 would, under the circumstances set forth in the presumption, constitute the acquisition of control.

Any company would be required to obtain the approval of the Federal Reserve under the BHCA before acquiring 25% (5% in the case of an acquirer that is a bank holding company) or more of the outstanding common stock of, or such lesser number of shares as constitute control over the company. Such approval would be contingent upon, among other things, the acquirer registering as a bank holding company, divesting all impermissible holdings and ceasing any activities not permissible for a bank holding company. The Company does not own more than 5% voting stock in any banking institution.

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

The Emergency Economic Stabilization Act of 2008 (the “EESA”) introduced the Temporary Liquidity Guarantee Program (“TLGP”) effective November 2008 which resulted in a temporary increase, through December 2009, of deposit insurance coverage from $100,000 to $250,000 per depositor. The December 2009 expiration of this temporary increase has been extended through December 2013. Additionally, the Company has elected to participate in the portion of the program that provides a full guarantee on non-interest and certain interest bearing deposit accounts through the same period. The associated additional premium is approximately 9 basis points on total deposits and was effective April 1, 2009.

On May 22, 2009, the FDIC voted to increase the deposit insurance assessments and rebuild the Deposit Insurance Fund (DIF). The FDIC imposed a special assessment on insured institutions of five basis points on each FDIC-insured depository institution’s assets, minus its Tier 1 capital, as of June 30, 2009. The assessment amount was also capped at 10 basis points of an institution’s domestic deposits. As such, the Bank was assessed and paid a special assessment on September 30, 2009 of $2.1 million.

On November 12, 2009, the FDIC voted to amend its assessment regulations to require all institutions to prepay, on December 30, 2009, the estimated risk-based assessments for the fourth quarter of 2009 (which would have been due in March 2010), for all of 2010, 2011, and 2012. As a result, the Bank was required to pay $20.4 million on December 30, 2009, of which approximately $17.9 reflected the prepayment for 2010 through 2012.

Community Reinvestment Act (“CRA”)  Pursuant to the CRA and similar provisions of Massachusetts law, regulatory authorities review the performance of the Company and the Bank in meeting the credit needs of the communities served by the Bank. The applicable regulatory authorities consider compliance with this law in connection with applications for, among other things, approval of new branches, branch relocations, engaging in certain new financial activities under the Gramm-Leach-Bliley Act of 1999 (“GLB”), as discussed below, and acquisitions of banks and bank holding companies. The FDIC and the Massachusetts Division of Banks has assigned the Bank a CRA rating of outstanding as of the latest examination.

Bank Secrecy Act  The Bank Secrecy Act requires financial institutions to keep records and file reports that are determined to have a high degree of usefulness in criminal, tax and regulatory matters, and to implement counter-money laundering programs and compliance procedures.

USA Patriot Act of 2001  The Patriot Act strengthens U.S. law enforcement’s and the intelligence communities’ abilities to work cohesively to combat terrorism on a variety of fronts. The impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

Financial Services Modernization Legislation  In November 1999, the GLB was enacted. The GLB repeals provisions of the Glass-Steagall Act which restricted the affiliation of Federal Reserve member banks with firms “engaged principally” in specified securities activities, and which restricted officer, director, or employee interlocks between a member bank and any company or person “primarily engaged” in specified securities activities.

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

Sarbanes-Oxley Act of 2002  The Sarbanes-Oxley Act (“SOX”) of 2002 includes very specific disclosure requirements and corporate governance rules, and the Securities and Exchange Commission (“SEC”) and securities exchanges have adopted extensive disclosure, corporate governance and other related rules, due to the SOX. The Company has incurred additional expenses in complying with the provisions of the SOX and the resulting regulations. As the SEC provides any new requirements under the SOX, management will review those rules, comply as required and may incur more expense. However, management does not expect that such compliance will have a material impact on the results of operation or financial condition.

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

Emergency Economic Stabilization Act of 2008  In response to the financial crisis affecting the banking and financial markets, in October 2008, the “EESA” was signed into law. Pursuant to the EESA, the U.S. Treasury (the “Treasury”) has the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

The Treasury was authorized to purchase equity stakes in U.S. financial institutions. Under this program, known as the CPP, from the $700 billion authorized by the EESA, the Treasury made $250 billion of capital available to U.S. financial institutions through the purchase of preferred stock or subordinated debentures by the Treasury. In conjunction with the purchase of preferred stock from publicly-held financial institutions, the Treasury also received warrants to purchase common stock with an aggregate market price equal to 15% of the total amount of the preferred investment. Participating financial institutions are required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the CPP and are restricted from increasing dividends to common shareholders or repurchasing common stock for three years without the consent of the Treasury.

The Company had initially elected to participate in the CPP in January of 2009 and subsequently returned the funds in April of 2009. For further details, see Note 11 — Capital Purchase Program in Item 8 hereof.

Employees  As of December 31, 2009, the Bank had 907 full time equivalent employees. None of the Company’s employees are represented by a labor union and management considers relations with its employees to be good.

Miscellaneous  The Bank is subject to certain restrictions on loans to the Company, investments in the stock or securities thereof, the taking of such stock or securities as collateral for loans to any borrower, and the issuance of a guarantee or letter of credit on behalf of the Company. The Bank also is subject to certain restrictions on most types of transactions with the Company, requiring that the terms of such transactions be substantially equivalent to terms of similar transactions with non-affiliated firms. In addition, under state law, there are certain conditions for and restrictions on the distribution of dividends to the Company by the Bank.

The regulatory information referenced briefly summarizes certain material statutes and regulations affecting the Company and the Bank and is qualified in its entirety by reference to the particular statutory and regulatory provisions.

Statistical Disclosure by Bank Holding Companies

For information regarding borrowings, see Note 8, “Borrowings” within Notes to the Consolidated Financial Statements included in Item 8 hereof, which includes information regarding short-term borrowings.

For information regarding the Company’s business and operations, see Selected Financial Data in Item 6 hereof, Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 hereof and the Consolidated Financial Statements in Item 8 hereof and incorporated by reference herein.

Securities and Exchange Commission Availability of Filings on Company Web Site

Under Section 13 and 15(d) of the Securities Exchange Act of 1934 the Company must file periodic and current reports with the SEC. The public may read and copy any materials filed with the SEC at the SEC’s Public

Reference Room at 450 Fifth Street, NW Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the Public Reference Room at 1-800-SEC-0330. The Company electronically files the following reports with the SEC: Form 10-K (Annual Report), Form 10-Q (Quarterly Report), Form 11-K (Annual Report for Employees’ Savings, Profit Sharing and Stock Ownership Plan), Form 8-K (Report of Unscheduled Material Events), Forms S-4, S-3 and 8-A (Registration Statements), and Form DEF 14A (Proxy Statement). The Company may file additional forms. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, at www.sec.gov, in which all forms filed electronically may be accessed. Additionally, the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after the Company electronically files such material with, or furnishes to, the SEC and additional shareholder information are available free of charge on the Company’s website: www.RocklandTrust.com (within the investor relations tab). Information contained on the Company’s website and the SEC website is not incorporated by reference into this Form 10-K. The Company has included the web address and the SEC website address only as inactive textual references and does not intend them to be active links to our website or the SEC website. The Company’s Code of Ethics and other Corporate Governance documents are also available on the Company’s website in the Investor Relations section of the website.

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

Factors such as inflation, recession, unemployment, money supply, global disorder, instability in domestic and foreign financial markets, and other factors beyond the Company’s control, may affect interest rates. Changes in market interest rates will also affect the level of voluntary prepayments on loans and the receipt of payments on mortgage-backed securities, resulting in the receipt of proceeds that may have to be reinvested at a lower rate than the loan or mortgage-backed security being prepaid.

There has recently been considerable disruption and volatility in the financial and credit markets that began with the fallout associated with rising defaults within many sub-prime mortgage-backed structured investment vehicles held by banks and other investors. A major consequence of these changes in market conditions has been significant tightening in the availability of credit. These conditions have been exacerbated further by the continuation of a correction in real estate market prices and sales activity and rising foreclosure rates, resulting in increases in loan losses and loan-related investment losses incurred by many lending institutions.

The present state of the financial and credit markets has severely impacted the global and domestic economies and has led to a significantly tighter environment in terms of liquidity and availability of credit. In addition, economic growth has slowed down both nationally and globally, and, the national economy has experienced and continues to experience a deep economic recession. Market disruption, government, and central bank policy actions intended to counteract the effects of recession, changes in investor expectations regarding compensation for market risk, credit risk and liquidity risk and changing economic data could continue to have dramatic effects on both the volatility of and the magnitude of the directional movements of interest rates. Although the Company pursues an asset-liability management strategy designed to control its risk from changes in interest rates, changes in market interest rates can have a material adverse effect on the Company’s profitability.

If the Company has higher loan losses than it has modeled, its earnings could materially decrease.  The Company’s loan customers may not repay loans according to their terms, and the collateral securing the payment of loans may be insufficient to assure repayment. The Company may therefore experience significant credit losses which could have a material adverse effect on its operating results and capital ratios. The Company makes various assumptions and judgments about the collectability of its loan portfolio, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. In determining the size of the allowance for loan losses, the Company relies on its experience and its evaluation of economic conditions. If its assumptions prove to be incorrect, its current allowance for loan losses may not be sufficient to cover losses inherent in its loan portfolio and an adjustment may be necessary to allow for different economic conditions or adverse developments in its loan portfolio. Consequently, a problem with one or more loans could require the Company to significantly increase the level of its provision for loan losses. In addition, federal and state regulators periodically review the Company’s allowance for loan losses and may require it to increase its provision for loan losses or recognize further loan charge-offs. Material additions to the allowance would materially decrease the Company’s net income.

A significant amount of the Company’s loans are concentrated in Massachusetts, and adverse conditions in this area could negatively impact its operations.  Substantially all of the loans the Company originates are secured by properties located in, or are made to businesses which operate in Massachusetts. Because of the current concentration of the Company’s loan origination activities in Massachusetts in the event of continued adverse economic conditions, including, but not limited to, increased unemployment, continued downward pressure on the value of residential and commercial real estate, political or business developments or natural hazards which could be exacerbated by global climate change, that may affect Massachusetts and the ability of property owners and businesses in Massachusetts to make payments of principal and interest on the underlying loans, the Company would likely experience higher rates of loss and delinquency on its loans than if its loans were more geographically diversified, which could have an adverse effect on its results of operations or financial condition.

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

The Company has strong competition within its market area which may limit the Company’s growth and profitability.  The Company faces significant competition both in attracting deposits and in the origination of loans. See “Market Area and Competition” in Item 1 hereof, Business. Commercial banks, credit unions, savings banks, savings and loan associations operating in our primary market area have historically provided most of our competition for deposits. Competition for the origination of real estate and other loans come from other commercial banks, thrift institutions, credit unions, insurance companies, finance companies, other institutional lenders and mortgage companies.

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

The Company’s business strategy of growth in part through acquisitions could have an impact on its earnings and results of operations that may negatively impact the value of the Company’s stock.  In recent years, the Company has focused, in part, on growth through acquisitions. In March 2008, the Company completed the acquisition of Slade’s Ferry Bancorp., headquartered in Somerset, Massachusetts. The Company completed the acquisition of Benjamin Franklin Bancorp, Inc., in April 2009, headquartered in Franklin, Massachusetts.

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

Difficult market conditions have adversely affected the industry in which the Company operates.  Dramatic declines in the housing market over the past year, with falling real estate values and increasing foreclosures and unemployment, have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including Government-Sponsored Entities as well as major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative and cash securities, in turn, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets could materially affect the Company’s business, financial condition and results of operations. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on the Company and others in the financial services industry. In particular, the Company may face the following risks in connection with these events:

•	The Company may expect to face increased regulation of its industry. Compliance with such regulation may increase its costs and limit its ability to pursue business opportunities.

•	Market developments may affect customer confidence levels and may cause increases in loan delinquencies and default rates, which the Company expects could impact its loan charge-offs and provision for loan losses.

•	Continued illiquidity in the capital markets for certain types of investment securities may cause additional credit related other-than-temporary impairment charges to the Company’s income statement.

•	The Company’s ability to borrow from other financial institutions or to access the debt or equity capital markets on favorable terms or at all could be adversely affected by further disruptions in the capital markets or other events, including actions by rating agencies and deteriorating investor expectations.

•	Competition in the industry could intensify as a result of the increasing consolidation of financial services companies in connection with current market conditions.

•	The Company may be required to pay significantly higher FDIC premiums because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits.

•	It may become necessary or advisable for the Company, due to changes in regulatory requirements, change in market conditions, or for other reasons, to hold more capital or to alter the forms of capital it currently maintains.

The Company’s securities portfolio performance in difficult market conditions could have adverse effects on the Company’s results of operations.  Under Generally Accepted Accounting Principles, the Company is required to review the Company’s investment portfolio periodically for the presence of other-than-temporary impairment of its securities, taking into consideration current market conditions, the extent and nature of change in fair value, issuer rating changes and trends, volatility of earnings, current analysts’ evaluations, the Company’s ability and intent to hold investments until a recovery of fair value, as well as other factors. Adverse developments with respect to one or more of the foregoing factors may require us to deem particular securities to be other-than-temporarily impaired, with the credit related portion of the reduction in the value recognized as a charge to the Company’s earnings. Recent market volatility has made it extremely difficult to value certain of the Company’s securities. Subsequent valuations, in light of factors prevailing at that time, may result in significant changes in the values of these securities in future periods. Any of these factors could require the Company to recognize further impairments in the value of the Company’s securities portfolio, which may have an adverse effect on the Company’s results of operations in future periods.

There can be no assurance that the Emergency Economic Stabilization Act of 2008 (the “EESA”), the American Recovery and Reinvestment Act of 2009 (the “ARRA”) and other government programs will stabilize the financial services industry or the U.S. economy.   In 2008 and early 2009 the U.S. Government took steps to stabilize and stimulate the financial services industry and overall U.S. economy, including the enactment of the EESA and the ARRA. This legislation reflected the initial legislative response to the financial crises affecting the banking system and financial markets and going concern threats to financial institutions. Pursuant to the EESA, the U.S. Treasury has the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments for financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. The ARRA represents a further effort by the U.S. Government to stabilize and stimulate the U.S. economy. The failure of the EESA, the ARRA and other programs to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect the Company’s business, financial condition, results of operations, access to credit and the trading price of its common stock. There can be no assurance as to the actual impact that the EESA, the ARRA and other programs will continue to have on the financial markets, including volatility and limited credit availability.

Impairment of goodwill and/or intangible assets could require charges to earnings, which could result in a negative impact on our results of operations.  Goodwill arises when a business is purchased for an amount greater than the net fair value of its assets. The Bank has recognized goodwill as an asset on the balance sheet in connection with several recent acquisitions (see Note 6 “Goodwill and Identifiable Intangible Assets” within Notes to the Consolidated Financial Statements in Item 8 hereof). When an intangible asset is determined to have an indefinite useful life, it shall not be amortized, and instead is evaluated for impairment. The Company evaluates goodwill and intangibles for impairment at least annually by comparing fair value to carrying amount. Although the Company determined that goodwill and other intangible assets were not impaired during 2009, a significant and sustained decline in our stock price and market capitalization, a significant decline in our expected future cash flows, a significant adverse change in the business climate, slower growth rates or other factors could result in impairment of goodwill or other intangible assets. If the Company were to conclude that a future write-down of the goodwill or intangible assets are necessary, then the Company would record the appropriate charge to earnings, which could be materially adverse to the results of operations and financial position.

Deterioration in the Federal Home Loan Bank Boston’s (“FHLBB”) capital might restrict the FHLBB’s ability to meet the funding needs of its members, cause the suspension of its dividend to continue, and cause its stock to be determined to be impaired.   Significant components of the Bank’s liquidity needs are met through its access to funding pursuant to its membership in the FHLBB. The FHLBB is a cooperative that provides services to its member banking institutions. The primary reason for joining the FHLBB is to obtain funding from the FHLBB. The purchase of stock in the FHLBB is a requirement for a member to gain access to funding.

In February 2009, FHLBB announced that it has indefinitely suspended its dividend payment beginning in the first quarter of 2009, and will continue the moratorium, put into effect during the fourth quarter of 2008, on all excess stock repurchases in an effort to help preserve capital. As a significant portion of the Bank’s liquidity needs are satisfied through its access to funding pursuant to its membership in the FHLBB, should the FHLBB experience further deterioration in its capital, it may restrict the FHLBB’s ability to meet the funding needs of its members and, as a result, may have an adverse affect on the Bank’s liquidity position. Further, as a FHLBB stockholder, the Bank’s net income has been adversely impacted by the suspension of the dividend and would be further adversely impacted should the stock be determined to be impaired.

Reductions in the value of our deferred tax assets could affect earnings adversely.  A deferred tax asset is created by the tax effect of the differences between an asset’s book value and its tax basis. The Company assesses the deferred tax assets periodically to determine the likelihood of the Company’s ability to realize their benefits. These assessments consider the performance of the associated business and its ability to generate future taxable income. If the information available to the Company at the time of assessment indicates there is a greater than 50% chance that the Company will not realize the deferred tax asset benefit, the Company is required to establish a valuation allowance for it and reduce our future tax assets to the amount the Company believes could be realized in future tax returns. Recording such a valuation allowance could have a material adverse effect on the results of operations or financial position.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

At December 31, 2009, the Bank conducted its business from its main office located at 288 Union Street, Rockland, Massachusetts and seventy banking offices located within Barnstable, Bristol, Middlesex, Norfolk, Plymouth and Worcester Counties in eastern Massachusetts. In addition to its main office, the Bank leased fifty-three of its branches and owned the remaining seventeen branches. In addition to these branch locations, the Bank had five remote ATM locations all of which were leased.

The Bank’s administrative and operations locations are generally housed in several campuses:

•	Finance and Treasury in Rockland, Massachusetts

•	Executive and other corporate offices in Hanover, Massachusetts.

•	Technology and deposit services in Plymouth, Massachusetts.

•	Loan operations in Middleboro, Massachusetts.

•	Commercial lending and branch administration in Brockton, Massachusetts.

There are a number of additional sales offices not associated with a branch location throughout the Bank’s footprint.

For additional information regarding the Company’s premises and equipment and lease obligations, see Notes 5, “Bank Premises and Equipment” and 18, “Commitments and Contingencies,” respectively, within Notes to Consolidated Financial Statements in Item 8 hereof.

Item 3.	Legal Proceedings

The Company is not involved in any legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Management believes that those routine legal proceedings involve, in the aggregate, amounts that are immaterial to the Company’s financial condition and results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders in the fourth quarter of 2009.

PART II

Item 5.	Market for Independent Bank Corp.’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a.) Independent Bank Corp.’s common stock trades on the National Association of Securities Dealers Automated Quotation System (“NASDAQ”) under the symbol INDB. The Company declared cash dividends of $0.72 per share in 2009 and in 2008. The ratio of dividends paid to earnings in 2009 and 2008 was 82.8% and 49.0%, respectively.

Payment of dividends by the Company on its common stock is subject to various regulatory restrictions and guidelines. Since substantially all of the funds available for the payment of dividends are derived from the Bank, future dividends will depend on the earnings of the Bank, its financial condition, its need for funds, applicable governmental policies and regulations, and other such matters as the Board of Directors deem appropriate. Management believes that the Bank will continue to generate adequate earnings to continue to pay common dividends on a quarterly basis.

On January 9, 2009, as part of the Capital Purchase Program established by the U.S. Department of Treasury (“Treasury”) under the EESA of 2008, the Company entered into a Letter Agreement with the Treasury pursuant to which the Company issued and sold to the Treasury 78,158 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series C, par value $0.01 per share, having a liquidation preference of $1,000 per share and a ten-year warrant to purchase up to 481,664 shares of the Company’s common stock, par value $0.01 per share, at an initial exercise price of $24.34 per share, for an aggregate purchase price of $78,158,000 in cash. All of the proceeds for the sale of the Series C Preferred Stock were treated as Tier 1 capital.

On April 22, 2009 the Company, repaid, with regulatory approval, the preferred stock issued to the Treasury pursuant to the Capital Purchase Program. As a result, during the second quarter the Company recorded a $4.4 million non-cash deemed dividend charged to earnings, amounting to $0.22 per diluted share, associated with the repayment of the preferred stock and an additional preferred stock dividend of $141,000 for the second quarter of 2009. The Company and the Bank remained well capitalized following this event. The Company also repurchased the common stock warrant issued to the Treasury for $2.2 million, the cost of which was recorded as a reduction in capital, in accordance with U.S. GAAP.

On April 10, 2009 the Company completed its acquisition of Ben Franklin, the parent of Benjamin Franklin Bank. The transaction qualified as a tax-free reorganization for federal income tax purposes, and former Ben Franklin shareholders received 0.59 shares of the Company’s common stock for each share of Ben Franklin common stock which they owned. Under the terms of the merger, cash was issued in lieu of fractional shares. Based upon the Company’s $18.27 per share closing price on April 9, 2009, the transaction was valued at $10.7793 per share of Ben Franklin common stock or approximately $84.5 million in the aggregate. As a result of the acquisition, the Company’s outstanding shares increased by 4,624,948 shares.

The following schedule summarizes the closing price range of common stock and the cash dividends paid for the fiscal years 2009 and 2008.

Price Range of Common Stock

2009	High	Low	Dividend

4th Quarter	$22.80	$20.06	$0.18
3rd Quarter	24.34	19.19	0.18
2nd Quarter	21.75	14.93	0.18
1st Quarter	26.26	10.94	0.18

2008	High	Low	Dividend

4th Quarter	$31.97	$19.02	$0.18
3rd Quarter	39.17	20.12	0.18
2nd Quarter	31.77	23.83	0.18
1st Quarter	31.91	24.00	0.18

As of December 31, 2009 there were 20,935,421 shares of common stock outstanding which were held by approximately 2,767 holders of record. The closing price of the Company’s stock on December 31, 2009 was $20.86. The number of record holders may not reflect the number of persons or entities holding stock in nominee name through banks, brokerage firms, and other nominees.

The information required by S-K Item 201(d) is incorporated by reference from Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters hereof.

Comparative Stock Performance Graph

The stock performance graph below and associated table compare the cumulative total shareholder return of the Company’s common stock from December 31, 2004 to December 31, 2009 with the cumulative total return of the NASDAQ Composite Index (U.S. Companies) and the SNL Bank NASDAQ Index. The lines in the graph and the numbers in the table below represent monthly index levels derived from compounded daily returns that include reinvestment or retention of all dividends. If the monthly interval, based on the last day of fiscal year, was not a trading day, the preceding trading day was used. The index value for all of the series was set to 100.00 on December 31, 2004 (which assumes that $100.00 was invested in each of the series on December 31, 2004).

Independent Bank Corp.
Total Return Performance

	Period Ending
Index	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09

Independent Bank Corp.	100.00	86.34	111.20	85.92	84.81	70.20
NASDAQ Composite Index	100.00	101.37	111.02	121.92	72.49	104.31
SNL Bank NASDAQ Index	100.00	96.95	108.85	85.46	62.06	50.34

(b.) Not applicable

(c.) Not applicable

Item 6.	Selected Financial Data

The selected consolidated financial and other data of the Company set forth below does not purport to be complete and should be read in conjunction with, and is qualified in its entirety by, the more detailed information, including the Consolidated Financial Statements and related notes, appearing elsewhere herein.

	As of or For the Years Ended December 31,
	2009	2008	2007	2006	2005
		(Dollars in thousands, except per share data)

FINANCIAL CONDITION DATA:
Securities available for sale	$508,650	$575,688	$427,998	$395,378	$552,229
Securities held to maturity	93,410	32,789	45,265	76,747	104,268
Loans	3,395,515	2,652,536	2,031,824	2,013,050	2,035,787
Allowance for loan losses	42,361	37,049	26,831	26,815	26,639
Goodwill and Core Deposit Intangibles	143,730	125,710	60,411	56,535	56,858
Total assets	4,482,021	3,628,469	2,768,413	2,828,919	3,041,685
Total deposits	3,375,294	2,579,080	2,026,610	2,090,344	2,205,494
Total borrowings	647,397	695,317	504,344	493,649	587,810
Stockholders’ equity	412,649	305,274	220,465	229,783	228,152
Non-performing loans	36,183	26,933	7,644	6,979	3,339
Non-performing assets	41,245	29,883	8,325	7,169	3,339
OPERATING DATA:
Interest income	$202,689	$175,440	$158,524	$166,298	$154,405
Interest expense	51,995	58,926	63,555	65,038	49,818
Net interest income	150,694	116,514	94,969	101,260	104,587
Provision for loan losses	17,335	10,888	3,130	2,335	4,175
Non-interest income	38,192	29,032	33,265	28,039	28,529
Non-interest expenses	141,815	104,143	87,932	79,354	80,615
Net income	22,989	23,964	28,381	32,851	33,205
Preferred stock dividend	5,698	—	—	—	—
Net income available to the common shareholder	17,291	23,964	28,381	32,851	33,205
PER SHARE DATA:
Net income — Basic	$0.88	$1.53	$2.02	$2.20	$2.16
Net income — Diluted	0.88	1.52	2.00	2.17	2.14
Cash dividends declared	0.72	0.72	0.68	0.64	0.60
Book value(1)	19.71	18.75	16.04	15.65	14.81
OPERATING RATIOS:
Return on average assets	0.40%	0.73%	1.05%	1.12%	1.11%
Return on average common equity	4.29%	8.20%	12.93%	14.60%	15.10%
Net interest margin (on a fully tax equivalent basis)	3.89%	3.95%	3.90%	3.85%	3.88%
Equity to assets	9.21%	8.41%	7.96%	8.12%	7.50%
Dividend payout ratio	82.79%	48.95%	33.41%	29.10%	27.79%

	As of or For the Years Ended December 31,
	2009	2008	2007	2006	2005
		(Dollars in thousands, except per share data)

ASSET QUALITY RATIOS:
Non-performing loans as a percent of gross loans	1.07%	1.02%	0.38%	0.35%	0.16%
Non-performing assets as a percent of total assets	0.92%	0.82%	0.30%	0.25%	0.11%
Allowance for loan losses as a percent of total loans	1.25%	1.40%	1.32%	1.33%	1.31%
Allowance for loan losses as a percent of non-performing loans	117.07%	137.56%	351.01%	384.22%	797.81%
CAPITAL RATIOS:
Tier 1 leverage capital ratio	7.87%	7.55%	8.02%	8.05%	7.71%
Tier 1 risk-based capital ratio	9.83%	9.50%	10.27%	11.05%	10.74%
Total risk-based capital ratio	11.92%	11.85%	11.52%	12.30%	11.99%

(1)	Calculated by dividing total stockholders’ equity by the total outstanding shares as of the end of each period.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company is a state chartered, federally registered bank holding company, incorporated in 1985. The Company is the sole stockholder of Rockland Trust, a Massachusetts trust company chartered in 1907. For a full list of corporate entities see Item 1 “Business — General” hereto.

All material intercompany balances and transactions have been eliminated in consolidation. When necessary, certain amounts in prior year financial statements have been reclassified to conform to the current year’s presentation. The following should be read in conjunction with the Consolidated Financial Statements and related notes thereto.

Executive Level Overview

The Company’s results of operations are largely dependent on net interest income, which is the difference between the interest earned on loans and securities and the interest paid on deposits and borrowings. The results of operations are also affected by the level of income/fees from loans, deposits, mortgage banking, and wealth management activities, as well as operating expenses, the provision for loan losses, the impact of federal and state income taxes, and the relative levels of interest rates and economic activity. During 2009, the Company’s business lines continued to perform well. The Company was able to generate robust loan and core deposit volumes, despite a tumultuous economy. The Company was able to attain this growth by attracting customers from industry fallout, building franchise value by market extension, promotion of its strong balance sheet, stability over a long period, and enduring commitment to the community.

The Company’s earnings performance, while still positive, was impacted by increased costs associated with the recession including loan workout costs, loss provisions, and deposit insurance assessment fees. In addition the cost of entering and exiting the U.S. Treasury CPP program were significant.

The Company takes a careful, opportunistic, and selective approach to merger and acquisition possibilities. On April 10, 2009 the Company completed its acquisition of Ben Franklin, the parent of Benjamin Franklin Bank, and opened eleven new Rockland Trust branches, located primarily in the Middlesex and Norfolk counties. There were $1.0 billion in total assets acquired, of which $687.4 million were attributable to the loan portfolio, and $921.9 million in total liabilities acquired, of which $701.4 million were attributable to total deposits. The transaction was valued at approximately $84.5 million.

On March 1, 2008, the Company completed the acquisition of Slades, parent of Slade’s Ferry Trust Company doing business as Slades Bank. Slades Bank had nine branches located in the south coast of Massachusetts and along the Rhode Island border, $662.6 million in total assets, of which $465.7 million was attributable to the loan portfolio, and $586.4 million in total liabilities, of which $410.8 million was attributable to total deposits. The transaction was valued at approximately $102.2 million.

The Company reported diluted earnings per share of $0.88 for the year ending December 31, 2009, representing a decrease from prior years. Additionally, the Company’s return on average assets and return on average equity were 0.40% and 4.29%, respectively, for the year ended December 31, 2009. The Company’s return on average assets and return on average equity were 0.73% and 8.20%, respectively, for the year ended December 31, 2008.

Over the past few years the Company has been working to reposition the balance sheet. During 2009, management has continued to implement its strategy to alter the overall composition of the Company’s earning assets in order to focus resources in higher return segments. This strategy encompasses a focus on commercial lending, home equity lending, a strong core deposit franchise and growth in fee revenue, particularly in the wealth management area. This banking philosophy has served the Company well thus far in this challenging economic cycle.

The pie charts below display the shift in the Company’s overall composition of the Company’s earning assets over the past few years:

* includes loans held for sale

As the absolute level of interest rates on investment securities has declined to historic lows, the Company has allowed its investment portfolio to continue to decline on a relative basis (as a percent of assets), opting instead, to deploy funds into lending when possible.

The Company’s loan portfolio has seen strong organic growth. A majority of the organic growth has been seen in the Company’s commercial loan categories. The Company continues to focus on its ability to generate commercial loan originations as part of the Company’s strategic growth plan. The commercial loan originations were approximately $510.6 million, an increase of 28.3% from the prior year. The Company is able to generate this volume of lending due to the Company’s in-depth knowledge of local markets and the dislocation of customers dissatisfied with larger competitors. The following table summarizes loan growth during the year:

			Benjamin
	December 31,	December 31,	Franklin	Organic
	2009	2008	Acquisition	Growth/(Decline)
	(Dollars in thousands)

Loans
Commercial and Commercial Real Estate Loans	$2,163,317	$1,569,082	$402,947	$191,288
Small Business	82,569	86,670	—	(4,101)
Residential Real Estate	566,042	423,974	241,239	(99,171)
Home Equity	471,862	406,240	41,125	24,497
Consumer — Other	111,725	166,570	2,133	(56,978)

Total Loans	$3,395,515	$2,652,536	$687,444	$55,535

Total deposits of $3.4 billion at December 31, 2009 increased $796.2 million, or 30.9%, compared to December 31, 2008. Of the increase, $701.4 million is a result of the Ben Franklin acquisition. The Company remains committed to deposit generation, with careful management of deposit pricing and selective deposit promotion. In an effort to control the Company’s cost of funds the Company’s core deposit focus acts as a mitigant to rising rate exposures. In the current interest rate environment, the Company is focused on cultivating a strong deposit base with rational pricing for customer retention as well as core deposit growth. At December 31, 2009 core deposits were 72.8% of total deposits. The following table summarizes deposit growth during the year:

			Benjamin
	December 31,	December 31,	Franklin	Organic
	2009	2008	Acquisition	Growth/(Decline)
	(Dollars in thousands)

Deposits
Demand Deposits	$721,792	$519,326	$122,391	$80,075
Savings and Interest Checking Accounts	1,073,990	725,313	172,263	176,414
Money Market	661,731	488,345	164,369	9,017
Time Certificates of Deposit	917,781	846,096	242,384	(170,699)

Total Deposits	$3,375,294	$2,579,080	$701,407	$94,807

At December 31, 2009 borrowings were $647.4 million. The Bank utilizes borrowings as a source of liquidity and more importantly as a means to manage interest rate risk by executing term funding to mitigate the interest rate risk inherent in the origination of fixed rate assets.

While the Company has been experiencing increases in the level of nonperforming assets, loan charge-offs, delinquencies, and other asset quality measurements, the Company’s increases are consistent with the weakening economy. While some individual borrowers will likely encounter difficulties, the Company does not currently anticipate a broad-based weakening of its loan portfolio. The table below shows our asset quality for the periods indicated:

The following graph displays the Company’s levels of loan loss reserves for the periods indicated:

The Company’s capital position is sound. The Company’s tangible common equity ratio is 6.7%, which is the pro forma ratio, which includes the tax deductibility of goodwill and excludes the impact of the Company’s participation in and exit from the CPP. Regulatory capital levels exceed prescribed thresholds, while the Company maintained a common stock dividend of $0.18 each quarter in 2009, consistent with 2008.

The Company reported net income of $23.0 million for the year ended December 31, 2009, a decrease of 4.1% as compared to the same period in 2008. Excluding certain non-core items mentioned below, net operating earnings were $28.0 million for the year ended December 31, 2009, up 10.8% from the same period in the prior year.

The following table summarizes the impact of non-core items recorded for the time periods indicated below and reconciles them to the most comparable amounts calculated in accordance with GAAP:

	Net Income		Diluted
	Available to Common		Earnings Per
	Shareholders		Share
	2009	2008	2009	2008

AS REPORTED (GAAP)
Net Income	$22,989	$23,964	$1.17	$1.52
Preferred Stock Dividend	(5,698)	—	(0.29)	—

Net Income available to Common Shareholders (GAAP)	$17,291	$23,964	$0.88	$1.52
Non-GAAP Measures:
Non-Interest Income Components
Net Gain/Loss on Sale of Securities	(880)	396	(0.04)	0.03
Gain Resulting from Early Termination of Hedging Relationship	(2,456)	—	(0.12)	—
Non-Interest Expense Components
Litigation Reserve/Recovery	—	488	—	0.03
WorldCom Bond Loss Recovery	—	(272)	—	(0.02)
Merger & Acquisition Expenses	9,706	728	0.49	0.05
Deemed Preferred Stock Dividend	4,384	—	0.22	—

TOTAL IMPACT OF NON-CORE ITEMS	10,754	1,340	0.55	0.09

AS ADJUSTED (NON-GAAP)	$28,045	$25,304	$1.43	$1.61

For the year ended December 31, 2009, the Company recorded other-than-temporary impairment (“OTTI”) on certain securities, resulting in a negative charge to non-interest income of approximately $9.0 million for the portion of OTTI which was determined to be credit related, with the remainder of the OTTI recorded through other comprehensive income (“OCI”). The tables above do not reflect the impact of the OTTI recorded by the Company, as the Company has determined those items to be core in nature.

When management assesses the Company’s financial performance for purposes of making day-to-day and strategic decisions it does so based upon the performance of its core banking business, which is primarily derived from the combination of net interest income and non-interest or fee income, reduced by operating expenses, the provision for loan losses, and the impact of income taxes. The Company’s financial performance is determined in accordance with Generally Accepted Accounting Principles (“GAAP”), which, sometimes includes gain or loss due to items that management does not believe are related to its core banking business, such as gains or losses on the sales of securities, merger and acquisition expenses, and other items. Management, therefore, also computes the Company’s non-GAAP operating earnings, which excludes these items, to measure the strength of the Company’s core banking business and to identify trends that may to some extent be obscured by gains or losses which management deems not to be core to the Company’s operations. Management believes that the financial impact of the items excluded when computing non-GAAP operating earnings will disappear or become immaterial within a near-term finite period.

Management’s computation of the Company’s non-GAAP operating earnings are set forth above because management believes it may be useful for investors to have access to the same analytical tool used by management to evaluate the Company’s core operational performance so that investors may assess the Company’s overall financial health and identify business and performance trends that may be more difficult to identify and evaluate when non-core items are included. Management also believes that the computation of non-GAAP operating earnings may facilitate the comparison of the Company to other companies in the financial services industry.

Non-GAAP operating earnings should not be considered a substitute for GAAP operating results. An item which management deems to be non-core and excludes when computing non-GAAP operating earnings can be of substantial importance to the Company’s results for any particular quarter or year. The Company’s non-GAAP operating earnings set forth above are not necessarily comparable to non-GAAP information which may be presented by other companies.

A key determinant in the Company’s profitability is the net interest margin, which represents the difference between the yield on interest earning assets and the cost of liabilities. The Company has effectively managed its net interest margin despite a volatile interest rate environment. The Company’s net interest margin was 3.89% and 3.95% for the years ended December 31, 2009 and December 31, 2008, respectively.

The following graph shows the trend in the Company’s net interest margin versus the Federal Funds Rate for nine quarters beginning with the quarter ended December 31, 2007 and ending with the quarter ended December 31, 2009:

Non-interest income increased by 31.6% for the year ended December 31, 2009 compared to the year ended December 31, 2008. Excluding certain items, non-interest income increased $5.2 million, or 14.0%, when compared to 2008. The table below reconciles non-interest income adjusted for certain items:

	Years Ended
	December 31,
	2009	2008	$ Variance	% Variance
	(Dollars in thousands)

Non-Interest Income GAAP	$38,192	$29,032	$9,160	31.6%
Less/Add — Net Gain/ Loss on Sale of Securities	(1,354)	609	(1,963)	–322.3%
Less — Gain Resulting from Early Termination of Hedging Relationship	(3,778)	—	(3,778)	—
Add — Loss on Write-Down of Investments to Fair Value	8,958	7,211	1,747	24.2%

Non-Interest Income as Adjusted (Non-GAAP)	$42,018	$36,852	$5,166	14.0%

The Company’s Wealth Management business had aggregate revenues of $10.0, which declined by 9.8% for the year ended December 31, 2009 as compared to the same period in 2008. Assets under administration amounted to $1.3 billion, an increase of $155.0 million, or 13.8%, as compared to the assets under administration at December 31, 2008. This increase is due to general market appreciation and strong sales.

Non-interest expense has grown by 36.2% for the year ended December 31, 2009, as compared to the prior year. When adjusting the reported level of non-interest expense for merger and acquisition expenses in 2009, non-interest expense increased $25.2 million, or 24.2%, for the year ended December 31, 2009, as compared to the prior year. The table below reconciles non-interest expense adjusted for certain items:

	Years Ended
	December 31,
	2009	2008	$ Variance	% Variance
	(Dollars in thousands)

Non-Interest Expense GAAP	$141,815	$104,143	$37,672	36.2%
Less — Merger & Acquisition Expenses	(12,423)	(1,120)	(11,303)	1009.2%
Add — Litigation Reserve	—	750	(750)	n/a
Add — WorldCom Bond Loss Recovery	—	418	(418)	n/a

Non-Interest Expense as Adjusted (Non-GAAP)	$129,392	$104,191	$25,201	24.2%

The increase in expenses is primarily attributable to the Ben Franklin merger which closed in the second quarter of 2009 increases in FDIC deposit insurance assessment fees, and loan workout costs.

The Company had several significant accomplishments in 2009:

•	Despite a very challenging operating environment, the Company’s 2009 overall financial performance was strong and, for the most recent period for which comparable data was available, exceeded that of its peers with respect to return on average equity and return on average assets.

•	Rockland Trust took advantage of market opportunities, had strong new business volumes, and recorded organic growth in commercial loans of 12% and recorded organic growth in core deposits of 15%.

•	The Company closed and successfully integrated the acquisition of Benjamin Franklin Bancorp, Inc. and its wholly-owned subsidiary Benjamin Franklin Bank.

•	The Company strengthened its balance sheet and capital position, growing tangible common equity by almost one hundred basis points.

•	Significant risks were well-managed, including interest rate risk and liquidity risk.

•	Assets quality performed as expected. While the losses recognized for some asset classes increased, asset quality was stable and delinquency, both early and late stage, was stable.

•	Also, in April 2009, the Company fully repaid the Treasury Capital Purchase Program funds without raising additional equity. As a result, during the second quarter the Company recorded a $4.4 million non-cash deemed dividend change to earnings, amounting to $0.22 per diluted share, associated with the repayment of the preferred stock.

•	Additionally, a wholly-owned subsidiary of the Company was awarded $50.0 million in tax credit allocation authority pursuant to the federal New Markets Tax Credit programs, which encourages community developments lending.

Financial Position

The Company’s total assets increased by $853.6 million, or 23.5%, to $4.5 billion at December 31, 2009. Total securities decreased $27.6 million, or 4.3%, and loans increased by $743.0 million, or 28.0%, during 2009. Total deposits increased by $796.2 million, or 30.9%, and total borrowings decreased by $47.9 million, or 6.9%, during the same period. Stockholders’ equity increased by $107.4 million in 2009. The increases in the Company’s balance sheet are primarily a result of the Ben Franklin acquisition, which closed in April 2009, as well as organic growth. The acquisition had a significant impact on comparative period results and will be discussed throughout as it applies.

Loan Portfolio  Management has been focusing on changing the overall composition of the balance sheet by emphasizing the commercial and home equity lending categories, while placing less emphasis on the other lending categories. While changing the composition of the Company’s loan portfolio has led to a slower growth rate, management believes the change to be prudent, given the prevailing interest rate and economic environment. At December 31, 2009, the Bank’s loan portfolio amounted to $3.4 billion, an increase of $743.0 million, or 28.0%, from year-end 2008. Total commercial loan category, which includes small business loans, increased by $590.1 million, or 35.6%, with commercial real estate comprising most of the change with an increase of $488.2 million, or 43.3%. Home equity loans increased $65.6 million, or 16.2%, during the year ended December 31, 2009. Consumer auto loans decreased $48.7 million, or 38.1%, and total residential real estate loans increased $142.1 million, or 33.5%, during the year ended December 31, 2009, mainly due to the Ben Franklin acquisition. The following table summarizes loan growth during the year ending December 31, 2009:

Table 1 — Components of Loan Growth/(Decline)

			Benjamin
	December 31,	December 31,	Franklin	Organic
	2009	2008	Acquisition	Growth/(Decline)
	(Dollars in thousands)

Loans
Commercial and Commercial Real Estate Loans	$2,163,317	$1,569,082	$402,947	$191,288
Small Business	82,569	86,670	—	(4,101)
Residential Real Estate	566,042	423,974	241,239	(99,171)
Home Equity	471,862	406,240	41,125	24,497
Consumer — Other	111,725	166,570	2,133	(56,978)

Total Loans	$3,395,515	$2,652,536	$687,444	$55,535

The following table sets forth information concerning the composition of the Bank’s loan portfolio by loan type at the dates indicated:

Table 2 — Loan Portfolio Composition

	At December 31,
	2009		2008		2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Commercial and Industrial	$373,531	11.0%	$270,832	10.2%	$190,522	9.4%	$174,356	8.7%	$155,081	7.6%
Commercial Real Estate	1,614,474	47.5%	1,126,295	42.4%	797,416	39.2%	740,517	36.7%	683,240	33.7%
Commercial Construction	175,312	5.2%	171,955	6.5%	133,372	6.6%	119,685	5.9%	140,643	6.9%
Small Business	82,569	2.4%	86,670	3.3%	69,977	3.4%	59,910	3.0%	51,373	2.5%
Residential Real Estate	555,306	16.4%	413,024	15.6%	323,847	15.9%	378,368	18.8%	428,343	21.0%
Residential Construction	10,736	0.3%	10,950	0.4%	6,115	0.3%	7,277	0.4%	8,316	0.4%
Home Equity	471,862	13.9%	406,240	15.3%	308,744	15.2%	277,015	13.8%	251,852	12.4%
Consumer — Auto	79,273	2.3%	127,956	4.8%	156,006	7.7%	206,845	10.3%	263,179	12.9%
Consumer — Other	32,452	1.0%	38,614	1.5%	45,825	2.3%	49,077	2.4%	53,760	2.6%

Gross Loans	3,395,515	100.0%	2,652,536	100.0%	2,031,824	100.0%	2,013,050	100.0%	2,035,787	100.0%

Allowance for Loan Losses	42,361		37,049		26,831		26,815		26,639

Net Loans	$3,353,154		$2,615,487		$2,004,993		$1,986,235		$2,009,148

The following table sets forth the scheduled contractual amortization of the Bank’s loan portfolio at December 31, 2009. Loans having no schedule of repayments or no stated maturity are reported as due in one year or less. Adjustable rate mortgages are included in the adjustable rate category. The following table also sets forth the rate structure of loans scheduled to mature after one year:

Table 3 — Scheduled Contractual Loan Amortization At December 31, 2009

		Commercial	Commercial		Small	Residential	Residential	Consumer	Consumer	Consumer
	Commercial	Real Estate	Construction		Business	Real Estate	Construction	Home Equity	Auto	Other	Total
	(Dollars In thousands)

Amounts due in:
One year or less	$206,339	$211,612	$89,238		$18,489	$23,975	$10,736	$7,926	$28,875	$5,099	$602,289
After one year through five years	113,453	780,143	41,049		35,955	92,971	—	32,964	49,905	11,137	1,157,577
Beyond five years	53,739	622,719	45,025		28,125	438,360	—	430,972	493	16,216	1,635,649

Total	$373,531	$1,614,474	$175,312	(1)	$82,569	$555,306	$10,736	$471,862	$79,273	$32,452	$3,395,515

Interest rate terms on amounts due after one year:
Fixed Rate	$77,144	$708,211	$44,613		$27,422	$321,590	$—	$101,332	$50,398	$26,482	$1,357,192
Adjustable Rate	90,048	694,651	41,461		36,658	209,647	—	362,604	—	871	1,435,940

(1)	Includes certain construction loans that convert to commercial mortgages. These loans are reclassified to commercial real estate after the construction phase.

As of December 31, 2009, $1.4 million of loans scheduled to mature within one year were nonperforming.

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

During 2009 and 2008, the Bank originated residential loans with the intention of selling these loans in the secondary market. Loans are sold both with servicing rights released and servicing rights retained. The amounts of loans originated and sold with servicing rights released were $338.5 million and $219.7 million in 2009 and 2008, respectively. The amounts of loans originated and sold with servicing rights retained were $11.6 million and $8.7 million in 2009 and 2008, respectively.

The principal balance of loans serviced by the Bank on behalf of investors amounted to $350.5 million at December 31, 2009 and $250.5 million at December 31, 2008. The fair value of the servicing rights associated with these loans was $2.2 million and $1.5 million as of December 31, 2009 and 2008, respectively.

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

On loans secured by one-to-four family, owner-occupied properties, the Bank attempts to work out an alternative payment schedule with the borrower in order to avoid foreclosure action. Any loans that are modified are reviewed by the Bank to identify if a troubled debt restructuring (“TDR”) has occurred. A troubled debt restructuring is when, for economic or legal reasons related to a borrower’s financial difficulties, the Bank grants a concession to the borrower that it would not otherwise consider. The restructuring of the loan may include the transfer of assets from the borrower to satisfy the debt, a modification of loan terms, or a combination of the two. As of December 31, 2009 and 2008 there were 93 and 16 loans, respectively, that were listed as troubled debt restructures, respectively. If such efforts by the Bank do not result in a satisfactory arrangement, the loan is referred to legal counsel whereupon counsel initiates foreclosure proceedings. At any time prior to a sale of the property at foreclosure, the Bank may and will terminate foreclosure proceedings if the borrower is able to work out a satisfactory payment plan. On loans secured by commercial real estate or other business assets, the Bank similarly seeks to reach a satisfactory payment plan so as to avoid foreclosure or liquidation. Due to current economic conditions, the Company anticipates an increase in delinquencies in the future.

The following table sets forth a summary of troubled debt restructured loans at December 31, 2009:

Table 4 — Troubled Debt Restructured Loans

	Number of	Balance of
	Loans	Loans
	(Dollars in thousands)

TDRs on accrual status	93	$7,070
TDRs on nonaccrual status	11	3,498

	104	$10,568

The following table sets forth a summary of certain delinquency information as of the dates indicated:

Table 5 — Summary of Delinquency Information

	At December 31, 2009						At December 31, 2008
	30-59 days		60-89 days		90 days or more		30-59 days		60-89 days		90 days or more
	Number	Principal	Number	Principal	Number	Principal	Number	Principal	Number	Principal	Number	Principal
	of Loans	Balance	of Loans	Balance	of Loans	Balance	of Loans	Balance	of Loans	Balance	of Loans	Balance
	(Dollars in thousands)

Commercial and Industrial	22	$3,519	8	$2,182	18	$3,972	8	$564	8	$1,672	9	$1,790
Commercial Real Estate	22	5,803	8	6,163	43	16,875	10	2,331	8	2,649	9	3,051
Commercial Construction	—	—	—	—	—	—	2	4,080	—	—	6	2,313
Small Business	34	945	13	163	21	419	41	1,236	12	303	32	1,025
Residential Real Estate	11	2,815	12	2,431	22	5,130	11	1,952	8	3,076	26	5,767
Residential Construction	—	—	—	—	—	—	—	—	—	—	—	—
Home Equity	26	1,956	7	303	14	876	24	2,978	9	1,221	11	749
Consumer — Auto	371	3,041	26	522	16	248	405	4,002	94	869	75	552
Consumer — Other	109	858	20	237	31	261	130	1,416	44	256	42	205

Total	595	$18,937	94	$12,001	165	$27,781	631	$18,559	183	$10,046	210	$15,452

Nonaccrual Loans  As permitted by banking regulations, certain consumer loans past due 90 days or more continue to accrue interest. In addition, certain commercial and real estate loans that are more than 90 days past due may be kept on an accruing status if the loan is well secured and in the process of collection. As a general rule, within commercial and real estate categories, or home equity, loans more than 90 days past due with respect to principal or interest are classified as a nonaccrual loan. Income accruals are suspended on all nonaccrual loans and all previously accrued and uncollected interest is reversed against current income. A loan remains on nonaccrual status until it becomes current with respect to principal and interest (and in certain instances remains current for up to six months), when the loan is liquidated, or when the loan is determined to be uncollectible it is charged-off against the allowance for loan losses.

Nonperforming Assets  Nonperforming assets are comprised of nonperforming loans, nonperforming securities, Other Real Estate Owned (“OREO”) and other assets in possession. Nonperforming loans consist of loans that are more than 90 days past due but still accruing interest and nonaccrual loans. Nonperforming securities consist of securities that are on nonaccrual status. OREO includes properties held by the Bank as a result of foreclosure or by acceptance of a deed in lieu of foreclosure. Other assets in possession reflect the estimated discounted cash flow value of retention payments from the sale of a customer list associated with a troubled borrower. As of December 31, 2009, nonperforming assets totaled $41.2 million, an increase of $11.4 million from the prior year-end. The increase in nonperforming assets is attributable mainly to increases in nonperforming loans, with increases in the commercial real estate and commercial and industrial categories and, to a lesser extent, in the residential lending categories, as well as the Ben Franklin acquisition. Nonperforming assets represented 0.92% of total assets at December 31, 2009, as compared to 0.82% at December 31, 2008. The Bank had nineteen properties totaling $4.0 million and seven properties totaling $1.8 million held as OREO as of December 31, 2009 and December 31, 2008, respectively.

Repossessed automobile loan balances continue to be classified as nonperforming loans, and not as other assets, because the borrower has the potential to satisfy the obligation within twenty days from the date of repossession (before the Bank can schedule disposal of the collateral). The borrower can redeem the property by payment in full at any time prior to the disposal of it by the Bank. Repossessed automobile loan balances amounted to $198,000 and $642,000 for the periods ending December 31, 2009, and December 31, 2008, respectively.

The following table sets forth information regarding nonperforming assets held by the Bank at the dates indicated:

Table 6 — Nonperforming Assets

	At December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)

Loans past due 90 days or more but still accruing
Consumer — Auto	$44	$170	$378	$252	$165
Consumer — Other	248	105	122	137	62

Total	$292	$275	$500	$389	$227

Loans accounted for on a nonaccrual basis(1)
Commercial and Industrial	$4,205	$1,942	$306	$872	$245
Small Business	793	1,111	439	74	47
Commercial Real Estate	18,525	12,370	2,568	2,346	313
Residential Real Estate	10,829	9,394	2,380	2,318	1,876
Home Equity	1,166	1,090	872	358	—
Consumer — Auto	198	642	455	451	509
Consumer — Other	175	109	124	171	122

Total	$35,891	$26,658	$7,144	$6,590	$3,112

Total nonperforming loans	$36,183	$26,933	$7,644	$6,979	$3,339

Nonaccrual securities	920	910	—	—	—
Other assets in possession	148	231	—	—	—
Other real estate owned	3,994	1,809	681	190	—

Total nonperforming assets	$41,245	$29,883	$8,325	$7,169	$3,339

Nonperforming loans as a percent of gross loans	1.07%	1.02%	0.38%	0.35%	0.16%

Nonperforming assets as a percent of total assets	0.92%	0.82%	0.30%	0.25%	0.11%

Performing restructured loans	$7,070	$1,063	$—	$—	$377

(1)	There were $3.4 million and $74,000 restructured, nonaccruing loans at December 31, 2009 and 2008, and none at December 31, 2007, 2006, and 2005.

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

Potential problem loans are any loans which are not included in nonaccrual or nonperforming loans and which are not considered troubled debt restructures, where known information about possible credit problems of the borrowers causes management to have concerns as to the ability of such borrowers to comply with present loan repayment terms. At December 31, 2009 and 2008, the Bank had 102 and 45 potential problem loan relationships, respectively, with an outstanding balance of $122.1 million and $78.7 million, respectively. At December 31, 2009, these potential problem loans continued to perform with respect to payments. Management actively monitors these loans and strives to minimize any possible adverse impact to the Bank.

The table below for interest income that was recognized or collected on the nonaccrual loans as of the dates indicated:

Table 7 — Interest Income Recognized/Collected on Nonaccrual / Troubled Debt Restructured Loans

	At December 31,
	2009	2008	2007
	(Dollars in thousands)

Interest income that would have been recognized if nonaccruing loans at their respective dates had been performing	$2,004	$890	$634
Interest income recognized on troubled debt restructured accruing loans at their respective dates(1)	330	21	n/a
Interest collected on these nonaccrual and restructured loans and included in interest income(1)	$359	$198	$120

(1)	There were no restructured loans at December 31, 2007.

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

At December 31, 2009, impaired loans included all commercial real estate loans and commercial and industrial loans on nonaccrual status, troubled debt restructures, and other loans that have been categorized as impaired. Total impaired loans at December 31, 2009 and 2008 were $39.2 million and $15.6 million, respectively.

Real estate acquired by the Bank through foreclosure proceedings or the acceptance of a deed in lieu of foreclosure is classified as OREO. When property is acquired, it is recorded at the lesser of the loan’s remaining principal balance or the estimated fair value of the property acquired, less estimated costs to sell. Any loan balance in excess of the estimated fair value less estimated cost to sell on the date of transfer is charged to the allowance for loan losses on that date. All costs incurred thereafter in maintaining the property, as well as subsequent declines in fair value are charged to non-interest expense. In the event the real estate is utilized as a rental property, rental income and expenses are recorded as incurred and included in non-interest income and non-interest expense on the consolidated income statement.

The Company holds six collateralized debt obligation securities (“CDOs”) comprised of pools of trust preferred securities issued by banks and insurance companies, which are currently deferring interest payments on certain tranches within the bonds’ structures including the tranches held by the Company. The bonds are anticipated to continue to defer interest until cash flows are sufficient to satisfy certain collateralization levels designed to protect more senior tranches. As a result the Company has placed the six securities on nonaccrual status and has reversed any previously accrued income related to these securities.

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

As of December 31, 2009, the allowance for loan losses totaled $42.4 million, or 1.25% of total loans as compared to $37.0 million, or 1.39% of total loans, at December 31, 2008. The increase in allowance was due to a combination of factors including changes in asset quality and organic loan growth. The decrease in the ratio of allowance to total loans was due to the implementation of recent accounting guidance pertaining to the business combinations topic of the FASB ASC, which precluded the combination of any general allowance amounts associated with the acquired loans within the Ben Franklin loan portfolio.

Accordingly, loans obtained in connection with the acquisition have been recorded at fair value. Determining the fair value of the acquired loans required estimating cash flows expected to be collected on the loans. Estimated credit losses on the acquired loans were considered in those cash flow estimates in the determination of fair value as of the acquisition date. Based on management’s analysis, management believes that the level of the allowance for loan losses at December 31, 2009 is adequate.

The following table summarizes changes in the allowance for loan losses and other selected statistics for the periods presented:

Table 8 — Summary of Changes in the Allowance for Loan Losses

	Year Ending December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)

Average total loans	$3,177,949	$2,489,028	$1,994,273	$2,041,098	$1,987,591

Allowance for loan losses, beginning of year	$37,049	$26,831	$26,815	$26,639	$25,197
Charged-off loans:
Commercial and Industrial	1,663	595	498	185	120
Small Business	2,047	1,350	789	401	505
Commercial Real Estate	834	—	—	—	—
Residential Real Estate	829	362	—	—	—
Commercial Construction	2,679	—	—	—	—
Residential Construction	—	—	—	—	—
Home Equity	1,799	1,200	122	—	—
Consumer — Auto	1,935	2,078	1,456	1,713	1,772
Consumer — Other	1,469	1,553	1,003	881	1,077

Total charged-off loans	13,255	7,138	3,868	3,180	3,474

Recoveries on loans previously charged-off:
Commercial and Industrial	27	168	63	219	85
Small Business	204	159	26	92	14
Commercial Real Estate	—	—	—	1	128
Residential Real Estate	105	—	—	—	—
Commercial Construction	—	—	—	—	—
Residential Construction	—	—	—	—	—
Home Equity	41	5	—	—	20
Consumer — Auto	662	434	425	516	350
Consumer — Other	193	178	240	193	144

Total recoveries	1,232	944	754	1,021	741

Net loans charged-off	12,023	6,194	3,114	2,159	2,733
Allowance related to business combinations	—	5,524	—	—	—
Provision for loan losses	17,335	10,888	3,130	2,335	4,175

Total allowances for loan losses, end of year	$42,361	$37,049	$26,831	$26,815	$26,639

Net loans charged-off as a percent of average total loans	0.38%	0.25%	0.16%	0.11%	0.14%
Allowance for loan losses as a percent of total loans	1.25%	1.40%	1.32%	1.33%	1.31%
Allowance for loan losses as a percent of nonperforming loans	117.07%	137.56%	351.01%	384.22%	797.81%
Net loans charged-off as a percent of allowance for loan losses	28.38%	16.72%	11.61%	8.05%	10.26%
Recoveries as a percent of charge-offs	9.29%	13.22%	19.49%	32.11%	21.33%

The allowance for loan losses is allocated to various loan categories as part of the Bank’s process of evaluating the adequacy of the allowance for loan losses. During 2009, allocated allowance amounts increased by approximately $5.3 million to $42.4 million at December 31, 2009.

The allocation of the allowance for loan losses is made to each loan category using the analytical techniques and estimation methods described herein. While these amounts represent management’s best estimate of the distribution of expected losses at the evaluation dates, they are not necessarily indicative of either the categories in which actual losses may occur or the extent of such actual losses that may be recognized within each category. The total allowance is available to absorb losses from any segment of the loan portfolio. The following table sets forth the allocation of the allowance for loan losses by loan category at the dates indicated:

Table 9 — Summary of Allocation of Allowance for Loan Losses

	At December 31,
	2009		2008		2007		2006		2005
		Percent of		Percent of		Percent of		Percent of		Percent of
		Loans		Loans		Loans		Loans		Loans
	Allowance	In Category	Allowance	In Category	Allowance	In Category	Allowance	In Category	Allowance	In Category
	Amount	To Total Loans	Amount	To Total Loans	Amount	To Total Loans	Amount	To Total Loans	Amount	To Total Loans
					(Dollars In thousands)

Allocated Allowance:
Commercial and Industrial	$7,545	11.0%	$5,532	10.2%	$3,850	9.4%	$3,615	8.7%	$3,134	7.6%
Small Business	3,372	2.4%	2,170	3.3%	1,265	3.4%	1,340	3.0%	1,193	2.5%
Commercial Real Estate	19,451	47.5%	15,942	42.4%	13,939	39.2%	13,136	36.7%	11,554	33.7%
Real Estate Construction	2,457	5.5%	4,203	6.9%	3,408	6.9%	2,955	6.3%	3,474	7.3%
Residential Real Estate	2,840	16.4%	2,447	15.6%	741	15.9%	566	18.8%	650	21.0%
Home Equity	3,945	13.9%	3,091	15.3%	1,326	15.2%	1,024	13.8%	755	12.4%
Consumer — Auto	1,422	2.3%	2,122	4.8%	1,609	7.7%	2,066	10.3%	2,629	12.9%
Consumer — Other	1,329	1.0%	1,542	1.5%	693	2.3%	652	2.4%	757	2.6%
Imprecision Allowance	—	N/A	—	N/A	—	N/A	1,461	N/A	2,493	N/A

Total Allowance for Loan Losses	$42,361	100.0%	$37,049	100.0%	$26,831	100.0%	$26,815	100.0%	$26,639	100.0%

The allowance for loan losses is allocated to loan types using both a formula-based approach applied to groups of loans and an analysis of certain individual loans for impairment. The formula-based approach emphasizes loss factors derived from actual historical portfolio loss rates, which are combined with an assessment of certain qualitative factors to determine the allowance amounts allocated to the various loan categories.

Management has identified certain qualitative risk factors which impact the inherent risk of loss within the portfolio represented by historic measures. These include: (a) market risk factors, such as the effects of economic variability on the entire portfolio, and (b) unique portfolio risk factors that are inherent characteristics of the Bank’s loan portfolio. Market risk factors consist of changes to general economic and business conditions that impact the Bank’s loan portfolio customer base in terms of ability to repay and that may result in changes in value of underlying collateral. Unique portfolio risk factors may include industry concentration or covariant industry concentrations, geographic concentrations or trends that impact the inherent risk of loss in the loan portfolio resulting from economic events which the Bank may not be able to fully diversify out of its portfolios. These qualitative risk factors capture the element of loan loss associated with current market and portfolio conditions that may not be adequately reflected in the loss factors derived from historic experience.

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

It is management’s objective to strive to minimize the amount of allowance attributable to the ’margin for imprecision’, as the quantitative and qualitative factors, together with the results of its analysis of individual impaired loans, are the primary drivers in estimating the required allowance and the testing of its adequacy.

Amounts of allowance may also be assigned to individual loans on the basis of loan impairment. Certain loans are evaluated individually and are judged to be impaired when management believes it is probable that the Bank will not collect all of the contractual interest and principal payments as scheduled in the loan agreement. Under this method, loans are selected for evaluation based upon a change in internal risk rating, occurrence of delinquency, loan classification, loan modifications meeting the definition of a troubled debt restructure, or nonaccrual status. A specific allowance amount is allocated to an individual loan when such loan has been deemed impaired and when the amount of a probable loss is able to be estimated on the basis of: (a) the present value of anticipated future cash flows or on the loan’s observable fair market value, or (b) the fair value of collateral, if the loan is collateral dependent. Loans evaluated individually for impairment and the amount of specific allowance assigned to such loans totaled $39.2 million and $1.8 million, respectively, at December 31, 2009 and $15.6 million and $2.1 million respectively, at December 31, 2008. Impaired loans at December 31, 2009 exclude those loans acquired from Ben Franklin which were recorded at fair value at the date of acquisition, and for which impairment amounts were recorded based upon an estimate of cash flows to be collected over the life of the loan at the time. However, loans acquired from Ben Franklin that were not impaired at the acquisition date, but were subsequently indentified as impaired loans have been included in the impaired total with their respective allowance amounts.

Goodwill and Identifiable Intangible Assets  Goodwill and Identifiable Intangible Assets were $143.7 million and $125.7 million at December 31, 2009 and December 31, 2008, respectively. The increase was as a result of the Ben Franklin acquisition.

Trading Assets  Trading Assets were $6.2 million at December 31, 2009 as compared to $2.7 million at December 31, 2008.

Equity securities which are held for the purpose of funding Rabbi Trust obligations (see Note 14 “Employee Benefits Plan” within Notes to Consolidated Financial Statements in Item 8 hereof) are classified as trading assets. Additionally, the Company has a $3.2 million equities portfolio which was acquired as part of the Slades and Ben Franklin acquisitions that is included in trading assets. This portfolio is entirely comprised of a fund whose investment objective is to invest in geographically specific private placement debt securities designed to support underlining economic activities such as community development and affordable housing. Trading assets are recorded at fair value with changes in fair value recorded in earnings.

Securities Portfolio  The Company’s securities portfolio consists of securities available for sale, and securities which management intends to hold until maturity. Securities decreased by $27.6 million, or 4.3%, at December 31, 2009 as compared to December 31, 2008. The ratio of securities to total assets as of December 31, 2009 was 13.6%, compared to 17.5% at December 31, 2008. As the absolute levels of interest rates on investment securities has declined to historic lows, the Company has allowed the securities portfolio to continue to decline on a relative basis (as a percent of assets), opting instead, to deploy funds into lending when possible. During 2009, the Company sold $67.4 million of securities resulting in a gain on sale of $1.4 million and sold the majority of the Ben Franklin securities portfolio, resulting in a loss of $25,000.

The Company continually reviews investment securities for the presence of OTTI. Further analysis of the Company’s OTTI can be found in Note 3 “Securities” within Notes to Consolidated Financial Statements in Item 8 hereof.

.

The following table sets forth the amortized cost and percentage distribution of securities held to maturity at the dates indicated:

Table 10 — Amortized Cost of Securities Held to Maturity

	At December 31,
	2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Agency Mortgage-Backed Securities	$54,064	57.9%	$3,470	10.6%	$4,488	9.9%
Agency Collateralized Mortgage Obligations	14,321	15.3%	0	—	699	1.5%
State, County and Municipal Securities	15,252	16.3%	19,517	59.5%	30,245	66.9%
Single Issuer Trust Preferred Securities Issued by Banks	9,773	10.5%	9,803	29.9%	9,833	21.7%

Total	$93,410	100.0%	$32,790	100.0%	$45,265	100.0%

The following table sets forth the fair value and percentage distribution of securities available for sale at the dates indicated:

Table 11 — Fair Value of Securities Available for Sale

	At December 31,
	2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

U.S. Treasury Securities and Government Sponsored Enterprises	$744	0.1%	$710	0.1%	$69,663	15.7%
Agency Mortgage-Backed Securities	451,909	88.9%	475,083	79.1%	237,816	53.6%
Agency Collateralized Mortgage Obligations	32,022	6.3%	56,784	9.5%	72,082	16.2%
Corporate Debt Securities	—	—	25,852	4.3%	—	—
Private Mortgage Backed Securities	14,289	2.8%	15,513	2.6%	24,803	5.6%
State, County and Municipal Securities	4,081	0.8%	18,954	3.2%	18,814	4.2%
Single Issuer Trust Preferred Securities Issued by Banks	3,010	0.6%	2,202	0.4%	—	—
Pooled Trust Preferred Securities Issued by Banks and Insurers	2,595	0.5%	5,193	0.8%	21,080	4.7%

Total	$508,650	100.0%	$600,291	100.0%	$444,258	100.0%

The following two tables set forth contractual maturities of the Bank’s securities portfolio at December 31, 2009. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Table 12 — Amortized Cost of Securities Held to Maturity
Amounts Maturing

	Within		Weighted	One Year		Weighted	Five		Weighted			Weighted			Weighted
	One	% of	Average	to Five	% of	Average	Years to	% of	Average	Over Ten	% of	Average		% of	Average
	Year	Total	Yield	Years	Total	Yield	Ten Years	Total	Yield	Years	Total	Yield	Total	Total	Yield
	(Dollars in thousands)

Agency Mortgage Backed Securities	$—	0.0%	0.0%	$—	0.0%	0.0%	$2,455	2.6%	5.5%	$51,609	55.2%	4.3%	$54,064	57.8%	4.3%
Agency Collateralized Mortgage Obligations	—	0.0%	0.0%	—	0.0%	0.0%	—	0.0%	0.0%	14,321	15.3%	3.6%	14,321	15.3%	3.6%
State, County and Municipal Securities	588	0.6%	3.9%	7,350	7.9%	4.2%	5,189	5.6%	4.7%	2,125	2.3%	5.0%	15,252	16.4%	4.5%
Single Issuer Trust Preferred Securities Issued by Banks	—	0.0%	0.0%	—	0.0%	0.0%	—	0.0%	0.0%	9,773	10.5%	7.6%	9,773	10.5%	7.6%

Total	$588	0.6%	3.9%	$7,350	7.9%	4.2%	$7,644	8.2%	4.9%	$77,828	83.3%	4.6%	$93,410	100.0%	4.6%

Table 13 — Fair Value of Securities Available for Sale
Amounts Maturing

				One			Five
	Within		Weighted	Year to		Weighted	Years to		Weighted			Weighted			Weighted
	One	% of	Average	Five	% of	Average	Ten	% of	Average	Over Ten	% of	Average		% of	Average
	Year	Total	Yield	Years	Total	Yield	Years	Total	Yield	Years	Total	Yield	Total	Total	Yield
	(Dollars in thousands)

U.S. Treasury Securities	$—	0.0%	0.0%	$744	0.1%	0.9%	$—	0.0%	0.0%	$—	0.0%	0.0%	$744	0.1%	0.9%
Agency Mortgage-Backed Securities	—	0.0%	0.0%	35,649	7.0%	4.1%	97,499	19.2%	4.5%	318,761	62.7%	5.0%	451,909	88.9%	4.9%
Agency Collateralized Mortgage Obligations	—	0.0%	0.0%	254	0.0%	3.7%	29,520	5.9%	3.6%	2,248	0.4%	3.8%	32,022	6.3%	3.6%
Private Mortgage-Backed Securities(1)	—	0.0%	0.0%	—	0.0%	0.0%	—	0.0%	0.0%	14,289	2.8%	6.1%	14,289	2.8%	6.1%
State, County and Municipal Securities	4,081	0.8%	3.3%	—	0.0%	0.0%	—	0.0%	0.0%	—	0.0%	0.0%	4,081	0.8%	3.3%
Corporate Debt Securities	—	0.0%	0.0%	—	0.0%	0.0%	—	0.0%	0.0%	—	0.0%	0.0%	—	0.0%	0.0%
Single Issuer Trust Preferred Securities Issued by Banks	—	0.0%	0.0%	—	0.0%	0.0%	—	0.0%	0.0%	3,010	0.6%	7.7%	3,010	0.6%	7.7%
Pooled Trust Preferred Securities Issued by Banks and Insurers(1)	—	0.0%	0.0%	—	0.0%	0.0%	—	0.0%	0.0%	2,595	0.5%	0.8%	2,595	0.5%	0.8%

Total	$4,081	0.8%	3.3%	$36,647	7.1%	4.0%	$127,019	25.1%	4.3%	$340,903	67.0%	5.0%	$508,650	100.0%	4.8%

(1)	During the year ended December 31, 2009, the Company recorded OTTI of $9.0 million, included in the $9.0 million of OTTI was $1.6 million which the Company had previously reclassed from OCI to earnings as it was considered to be non-credit related within these categories.

At December 31, 2009 and 2008, the Bank had no investments in obligations of individual states, counties or municipalities which exceeded 10% of stockholders’ equity. The Company sold municipal securities in 2009 of $14.9 million and $3.0 million in 2008.

Federal Home Loan Bank Stock  The Company held an investment in Federal Home Loan Bank Boston (“FHLBB”) of $35.9 million and $24.6 million at December 31, 2009 and December 31, 2008, respectively. The increase in 2009 is due to the Ben Franklin acquisition. The FHLBB is a cooperative that provides services to its member banking institutions. The primary reason for joining the FHLBB was to obtain funding from the FHLBB. The purchase of stock in the FHLBB is a requirement for a member to gain access to funding. The Company purchases FHLBB stock proportional to the volume of funding received and views the purchases as a necessary long-term investment for the purposes of balance sheet liquidity and not for investment return.

In February 2009 the FHLBB announced that it had indefinitely suspended its dividend payment which began in the first quarter of 2009, and continued the moratorium, put into effect during the fourth quarter of 2008, on all excess stock repurchases in an effort to help preserve capital. Although the FHLBB reported a net loss for the years ended December 31, 2009 and December 31, 2008, the Company reviewed recent public filings and rating agencies’ analysis which showed high ratings, capital position which exceeds all required capital levels, and other factors, which were considered by the Company’s management when determining if an OTTI exists with respect to the Company’s investment in FHLBB. As a result of the Company’s review for OTTI, management deemed the investment in the FHLBB stock not to be OTTI as of December 31, 2009 and it will continue to be monitored closely. There can be no assurance as to the outcome of management’s future evaluation of the Company’s investment in the FHLBB.

Bank Owned Life Insurance  The bank holds Bank Owned Life Insurance (“BOLI”) for the purpose of offsetting the Bank’s future obligations to its employees under its retirement and benefits plans. The value of BOLI was $79.3 and $65.0 million at December 31, 2009 and December 31, 2008, respectively. The increase is largely due to the Ben Franklin acquisition. The bank recorded income from BOLI of $2.9 million in 2009, $2.6 million in 2008, and $2.0 million in 2007. The increase at December 31, 2009 in both balance and revenue is primarily due to insurance policies assumed as part of the Company’s recent acquisitions. As part of these acquisitions, the Company assumed split-dollar bank owned insurance arrangements, whereby the policy benefits will be split between the employer and the employee, the portion of anticipated policy benefits that will be paid to the employee is accordingly recorded as a liability. The Company’s balance sheet includes a $1.6 million related liability.

Deposits  As of December 31, 2009, deposits of $3.4 billion were $796.2 million, or 30.9%, higher than the prior year-end. Core deposits increased by $724.5 million, or 41.8% during 2009.

The following table summarizes deposit growth during the year ending December 31, 2009:

Table 14 — Components of Deposit Growth

			Benjamin
	December 31,	December 31,	Franklin	Organic
	2009	2008	Acquisition	Growth/(Decline)
		(Dollars in thousands)

Deposits
Demand Deposits	$721,792	$519,326	$122,391	$80,075
Savings and Interest Checking Accounts	1,073,990	725,313	172,263	176,414
Money Market	661,731	488,345	164,369	9,017
Time Certificates of Deposit	917,781	846,096	242,384	(170,699)

Total Deposits	$3,375,294	$2,579,080	$701,407	$94,807

The following table sets forth the average balances of the Bank’s deposits for the periods indicated:

Table 15 — Average Balances of Deposits

	2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Demand Deposits	$659,916	21.0%	$533,543	21.9%	$485,922	23.7%
Savings and Interest Checking	913,881	29.2%	688,336	28.3%	575,269	28.0%
Money Market	639,231	20.4%	472,065	19.4%	462,434	22.5%
Time Certificates of Deposits	921,787	29.4%	740,779	30.4%	531,016	25.8%

Total	$3,134,815	100.0%	$2,434,723	100.0%	$2,054,641	100.0%

The Bank’s time certificates of deposit in an amount of $100,000 or more totaled $304.6 million at December 31, 2009. The maturity of these certificates is as follows:

Table 16 — Maturities of Time Certificate of Deposits Over $100,000

	Balance	Percentage
	(Dollars in thousands)

1 to 3 months	$119,171	39.1%
4 to 6 months	88,755	29.1%
7 to 12 months	44,043	14.5%
Over 12 months	52,652	17.3%

Total	$304,621	100.0%

The Bank also participates in the Certificate of Deposit Registry Service (“CDARS”) program, allowing the Bank to provide easy access to multi-million dollar FDIC deposit insurance protection on certificate of deposits investments for consumers, businesses and public entities. The economic downturn and subsequent flight to safety makes CDARS an attractive alternative and as of December 31, 2009 and 2008, CDARS deposits totaled $52.9 million and $81.8 million, respectively.

Borrowings  The Company’s borrowings amounted to $647.4 million at December 31, 2009, a decrease of $47.9 million from year-end 2008, this decrease can be attributed to an increase in the Company’s deposits balances. At December 31, 2009, the Bank’s borrowings consisted primarily of FHLB borrowings totaling $362.9 million, a decrease of $66.7 million from the prior year-end.

The remaining borrowings consisted of federal funds purchased, assets sold under repurchase agreements, junior subordinated debentures and other borrowings. These borrowings totaled $284.5 million at December 31, 2009, an increase of $18.8 million from the prior year-end. See Note 8, “Borrowings” within Notes to Consolidated Financial Statements included in Item 8 hereof for a schedule of borrowings outstanding, their interest rates, other information related to the Company’s borrowings and for further information regarding the trust preferred securities, subordinated debentures, and junior subordinated debentures of Trust V and Slades Ferry Trust I.

Capital Purchase Program  On January 9, 2009, as part of the Capital Purchase Program established by the U.S. Department of Treasury (“Treasury”) under the Emergency Economic Stabilization Act of 2008, the Company entered into a Letter Agreement with the Treasury pursuant to which the Company issued and sold to the Treasury 78,158 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series C, par value $0.01 per share, having a liquidation preference of $1,000 per share and a ten-year warrant to purchase up to 481,664 shares of the Company’s common stock, par value $0.01 per share, at an initial exercise price of $24.34 per share, for an aggregate purchase price of $78,158,000 in cash. All of the proceeds for the sale of the Series C Preferred Stock were treated as Tier 1 capital for regulatory purposes.

On April 22, 2009 the Company, repaid, with regulatory approval, the preferred stock issued to the Treasury pursuant to the Capital Purchase Program. As a result, during the second quarter of 2009 the Company recorded a $4.4 million non-cash deemed dividend charge to earnings, amounting to $0.22 per diluted share, associated with the repayment of the preferred stock and an additional preferred stock dividend. The Company also recorded preferred stock dividends amounting to $1.3 million in 2009. The Company and the Bank remain well capitalized following this event. The Company also repurchased the common stock warrants issued to the Treasury for $2.2 million, the cost of which was recorded as a reduction in capital, in accordance with U.S. GAAP.

Wealth Management

Investment Management  As of December 31, 2009, the Rockland Trust Investment Management Group had assets under administration of $1.3 billion which represents approximately 2,922 trust, fiduciary, and agency accounts. At December 31, 2008, assets under administration were $1.1 billion, representing approximately 2,756 trust, fiduciary, and agency accounts. Revenue from the Investment Management Group amounted to $8.6 million, $9.9 million, and $7.0 million for 2009, 2008, and 2007, respectively.

Retail Investments and Insurance  For the years ending December 31, 2009, 2008 and 2007, retail investments and insurance revenue was $1.4 million, $1.2 million, and $1.1 million, respectively. Retail investments and insurance includes revenue from LPL Financial (“LPL”) and its affiliates, LPL Insurance Associates, Inc., Savings Bank Life Insurance of Massachusetts (“SBLI”), Independent Financial Market Group, Inc. (“IFMG”) and their insurance subsidiary IFS Agencies, Inc. (“IFS”).

RESULTS OF OPERATIONS

Summary of Results of Operations  Net income was $23.0 million for the year ended December 31, 2009, compared to $24.0 million for the year ended December 31, 2008. Net income available to common shareholders in 2009 was $17.3 million and included the preferred dividends related to the Treasury’s Capital Purchase Program. Diluted earnings per share were $0.88 and $1.52 for the years ended 2009 and 2008, respectively.

The primary reasons for the decrease in net income and earnings per share were merger and acquisition expenses of $12.4 million, securities impairment charges amounting to $9.0 million, FDIC assessment fees of $7.0 million, a year-over-year increase in the provision for loan losses of $6.4 million, as well as preferred stock dividends of $5.7 million, relating to the Company’s participation in CPP.

Return on average assets and return on average equity were 0.40% and 4.29%, respectively, for the year ending December 31, 2009 as compared to 0.73% and 8.20%, respectively, for the year ending December 31, 2008. Stockholders’ equity as a percentage of assets was 9.2% as of December 31, 2009, compared to 8.4% for the same period last year.

Net Interest Income  The amount of net interest income is affected by changes in interest rates and by the volume, mix, and interest rate sensitivity of interest-earning assets and interest-bearing liabilities.

On a fully tax-equivalent basis, net interest income was $151.7 million in 2009, a 28.7% increase from 2008 net interest income of $117.9 million.

The following table presents the Company’s average balances, net interest income, interest rate spread, and net interest margin for 2009, 2008, and 2007. Non-taxable income from loans and securities is presented on a fully tax-equivalent basis whereby tax-exempt income is adjusted upward by an amount equivalent to the prevailing federal income taxes that would have been paid if the income had been fully taxable.

Table 17 — Average Balance, Interest Earned/Paid & Average Yields

	Years Ended December 31,
	2009			2008			2007
		Interest			Interest			Interest
	Average	Earned/	Average	Average	Earned/	Average	Average	Earned/	Average
	Balance	Paid	Yield	Balance	Paid	Yield	Balance	Paid	Yield
	(Dollars in thousands)

Interest-Earning Assets:
Interest Bearing Cash, Federal Funds Sold, and Short Term Investments	$67,296	$290	0.43%	$5,908	$148	2.51%	$26,630	$1,468	5.51%
Securities:
Trading Assets	12,126	239	1.97%	3,060	140	4.58%	1,692	48	2.84%
Taxable Investment Securities	605,453	28,456	4.70%	447,343	22,359	5.00%	416,300	19,480	4.68%
Non-Taxable Investment Securities(1)	22,671	1,457	6.43%	41,203	2,597	6.30%	51,181	3,288	6.42%

Total Securities	640,250	30,152	4.71%	491,606	25,096	5.10%	469,173	22,816	4.86%
Loans(2)	3,177,949	172,615	5.43%	2,482,786	151,247	6.09%	1,987,328	135,541	6.82%
Loans Held for Sale	14,320	629	4.39%	6,242	325	5.21%	6,945	333	4.79%

Total Interest-Earning Assets	$3,899,815	$203,686	5.22%	$2,986,542	$176,816	5.92%	$2,490,076	$160,158	6.43%

Cash and Due from Banks	65,509			65,992			59,009
Federal Home Loan Bank Stock	33,135			23,325			16,886
Other Assets	278,057			219,517			148,494

Total Assets	$4,276,516			$3,295,376			$2,714,465

Interest-Bearing Liabilities:
Deposits:
Savings and Interest Checking Accounts	$913,881	$4,753	0.52%	$688,336	$6,229	0.90%	$575,269	$7,731	1.34%
Money Market	639,231	6,545	1.02%	472,065	9,182	1.95%	462,434	13,789	2.98%
Time Certificates of Deposits	921,787	19,865	2.16%	740,779	23,485	3.17%	531,016	22,119	4.17%

Total Interest Bearing Deposits	2,474,899	31,163	1.26%	1,901,180	38,896	2.05%	1,568,719	43,639	2.78%
Borrowings:
Federal Home Loan Bank Borrowings	409,551	11,519	2.81%	312,451	10,714	3.43%	254,516	11,316	4.45%
Federal Funds Purchased and Assets Sold Under Repurchase Agreements	180,632	3,396	1.88%	154,440	4,663	3.02%	109,344	3,395	3.10%
Junior Subordinated Debentures	61,857	3,739	6.04%	60,166	3,842	6.39%	59,950	5,048	8.42	%(5)
Subordinated Debt	30,000	2,178	7.26%	10,410	750	7.20%	—	—	—
Other Borrowings	2,054	—	0.00%	2,381	61	2.56%	2,627	157	5.98%

Total Borrowings	684,094	20,832	3.05%	539,848	20,030	3.71%	426,437	19,916	4.67%

Total Interest-Bearing Liabilities	$3,158,993	$51,995	1.65%	$2,441,028	$58,926	2.41%	$1,995,156	$63,555	3.19%

Demand Deposits	659,916			533,543			485,922
Other Liabilities	54,697			28,692			13,914

Total Liabilities	$3,873,606			$3,003,263			$2,494,992
Stockholders’ Equity	402,910			292,113			219,473

Total Liabilities and Stockholders’ Equity	$4,276,516			$3,295,376			$2,714,465

Net Interest Income(1)		$151,691			$117,890			$96,603

Interest Rate Spread(3)			3.58%			3.51%			3.24	%(5)

Net Interest Margin(4)			3.89%			3.95%			3.88	%(5)

Supplemental Information:
Total Deposits, Including Demand Deposits	$3,134,815	$31,163		$2,434,723	$38,896		$2,054,641	$43,639
Cost of Total Deposits			0.99%			1.60%			2.12%
Total Funding Liabilities, Including Demand Deposits	$3,818,909	$51,995		$2,974,571	$58,926		$2,481,078	$63,555
Cost of Total Funding Liabilities			1.36%			1.98%			2.56%

(1)	The total amount of adjustment to present interest income and yield on a fully tax-equivalent basis is $997, $1,376 and $1,634 in 2009, 2008 and 2007, respectively.

(2)	Average nonaccruing loans are included in loans.

(3)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average costs of interest-bearing liabilities.

(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

(5)	In 2007, the yield on junior subordinated debentures, the interest rate spread and the net interest margin include the write-off of $907,000 of unamortized issuance costs related to refinancing of $25.7 million of junior subordinated debentures. The yield on junior subordinated debentures, the interest rate spread, and the net interest margin excluding the write-off, would have been 6.91%, 3.30%, and 3.94%.

The following table presents certain information on a fully-tax equivalent basis regarding changes in the Company’s interest income and interest expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to (1) changes in rate (change in rate multiplied by prior year volume), (2) changes in volume (change in volume multiplied by prior year rate) and (3) changes in volume/rate (change in rate multiplied by change in volume) which is allocated to the change due to rate column.

Table 18 — Volume Rate Analysis

	Years Ended December 31,
	2009 Compared To 2008			2008 Compared To 2007			2007 Compared To 2006
	Change	Change		Change	Change		Change	Change
	Due to	Due to	Total	Due to	Due to	Total	Due to	Due to	Total
	Rate(1)	Volume	Change	Rate(1)	Volume	Change	Rate(1)	Volume	Change
	(Dollars in thousands)

Income on Interest-Earning Assets:
Interest Bearing Cash, Federal Funds Sold and Short Term Investments	$(1,396)	$1,538	$142	$(178)	$(1,142)	$(1,320)	$99	$(145)	$(46)
Securities:
Trading Assets	(316)	415	99	53	39	92	3	3	6
Taxable Securities	(1,806)	7,903	6,097	822	1,791	2,613	405	(6,940)	(6,535)
Non-Taxable Securities(2)	28	(1,168)	(1,140)	(50)	(641)	(691)	(152)	(439)	(591)

Total Securities:	(2,094)	7,150	5,056	825	1,189	2,014	256	(7,376)	(7,120)
Loans Held for Sale	(117)	421	304	26	(34)	(8)	(28)	49	21
Loans(2)(3)	(20,980)	42,348	21,368	(18,037)	33,743	15,706	2,238	(3,187)	(949)

Total	$(24,587)	$51,457	$26,870	$(17,364)	$33,756	$16,392	$2,565	$(10,659)	$(8,094)

Expense of Interest-Bearing Liabilities:
Deposits:
Savings and Interest Checking Accounts	$(3,517)	$2,041	$(1,476)	$(3,021)	$1,519	$(1,502)	$2,822	$99	$2,921
Money Market	(5,888)	3,251	(2,637)	(4,894)	287	(4,607)	671	(1,754)	(1,083)
Time Certificates of Deposits	(9,359)	5,739	(3,620)	(7,371)	8,737	1,366	2,215	(1,207)	1,008

Total Interest-Bearing Deposits:	(18,764)	11,031	(7,733)	(15,286)	10,543	(4,743)	5,708	(2,862)	2,846
Borrowings:
Federal Home Loan Bank Borrowings	(2,525)	3,330	805	(3,178)	2,576	(602)	509	(4,717)	(4,208)
Federal Funds Purchased and Assets Sold Under Repurchase Agreements	(2,058)	791	(1,267)	(132)	1,400	1,268	339	(115)	224
Junior Subordinated Debentures	(211)	108	(103)	(1,224)	18	(1,206)	(1,310)	854	(456	)(4)
Subordinated Debt	17	1,411	1,428	750	—	750	—	—	—
Other Borrowings	(53)	(8)	(61)	(81)	(15)	(96)	45	66	111

Total Borrowings	(4,830)	5,632	802	(3,865)	3,979	114	(417)	(3,912)	(4,329)

Total	$(23,594)	$16,663	$(6,931)	$(19,151)	$14,522	$(4,629)	$5,291	$(6,774)	$(1,483)

Change in Net Interest Income	$(993)	$34,794	$33,801	$1,787	$19,234	$21,021	$(2,726)	$(3,885)	$(6,611)

(1)	The changes for each category of interest income and expense are divided between the portion of change attributable to the variance in volume and the portion of the change attributable to the variances in rate for that category. The unallocated change in rate or volume variance has been allocated to the rate variances.

(2)	The total amount of adjustment to present interest income and yield on a fully tax-equivalent basis is $997, $1,376 and $1,634 in 2009, 2008 and 2007, respectively.

(3)	Loans include portfolio loans and nonaccrual loans, however unpaid interest on nonperforming loans has not been included for purposes of determining interest income.

(4)	In 2007, the yield on junior subordinated debentures, the interest rate spread and the net interest margin includes the write-off of $907,000 of unamortized issuance costs related to refinancing $25.7 million of junior subordinated debentures. The yield on junior subordinated debentures, the interest rate spread, and the net interest margin, excluding the write-off, would have been 6.91%, 3.30%, and 3.94%. In 2006, the yield on junior subordinated debentures, the interest rate spread and the net interest margin includes the write-off of $995,000 of unamortized issuance costs related to the refinancing of $25.8 million of junior subordinated debentures. The yield on junior subordinated debentures, the interest rate spread, and the net interest margin, excluding the write-off, would have been 8.69%, 3.32%, and 3.89%, respectively.

Net interest income on a fully tax-equivalent basis increased by $33.8 million in 2009 compared to 2008. Interest income on a fully tax-equivalent basis increased by $26.9 million, or 15.2%, to $203.7 million in 2009 as compared to the prior year primarily due to increases in the Company’s loan portfolio driven by the Ben Franklin acquisition and organic growth. Interest income on the loan portfolio increased $21.4 million in 2009. Interest income from taxable securities increased by $6.1 million, or 27.3%, to $28.5 million in 2009 as compared to the prior year. The overall yield on interest earning assets decreased by 70 basis points to 5.22% in 2009 as compared to 5.92% in 2008.

Interest expense for the year ended December 31, 2009 decreased to $52.0 million from the $58.9 million recorded in 2008, a decrease of $6.9 million, or 11.8%, of which $18.8 million is due to the decrease in rates on deposits partially offset by $11.0 million of additional expense associated with the growth in deposit balances. The total cost of funds decreased 62 basis points to 1.36% for 2009 as compared to 1.98% for 2008. Average interest-bearing deposits increased $573.7 million, or 30.2%, over the prior year while the cost of these deposits decreased from 2.05% to 1.26% primarily attributable to the active management of deposit costs.

Average borrowings increased in 2009 by $144.2 million, or 26.7%, from the 2008 average balance. The majority of this increase is attributable to the Ben Franklin acquisition and organic loan growth. The average cost of borrowings decreased to 3.05% from 3.71%.

Provision For Loan Losses  The provision for loan losses represents the charge to expense that is required to maintain an adequate level of allowance for loan losses. The provision for loan losses totaled $17.3 million in 2009, compared with $10.9 million in 2008, an increase of $6.4 million. The Company’s allowance for loan losses, as a percentage of total loans, was 1.25%, as compared to 1.40% at December 31, 2008. For the year ended December 31, 2009, net loan charge-offs totaled $12.0 million, an increase of $5.8 million from the prior year.

The increase in the amount of the provision for loan losses is the result of a combination of factors including: shifting growth rates among various components of the Bank’s loan portfolio with differing facets of risk; higher levels of net loan charge-offs in 2009; and changing expectations with respect to the economic environment, increases in specific allocations for impaired loans, and the level of loan delinquencies and nonperforming loans. While the total loan portfolio increased by 28.0% for the year ended December 31, 2009, as compared to 30.5% for 2008, growth among the commercial components of the loan portfolio outpaced growth among those consumer components, which exhibit different credit risk characteristics.

Regional and local general economic conditions deteriorated during 2009, as measured in terms of employment levels, statewide economic activity, and other regional economic indicators. Additionally, despite showing recent signs of stabilization, continued weak market fundamentals were observed in residential real estate markets. Regional commercial real estate markets also softened during 2009, characterized by higher vacancy rates, declining rents, and negative absorption. While certain leading indicators signal the potential for economic improvement in 2010, a struggling labor market and weak consumer spending suggest the economic environment will remain challenging in 2010.

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

Non-Interest Income  The following table sets forth information regarding non-interest income for the periods shown:

Table 19 — Non-Interest Income

	Years Ended December 31,
	2009		2008	2007
	(Dollars in thousands)

Service charges on deposit accounts	$17,060		$15,595	$14,414
Wealth management	10,047		11,133	8,110
Mortgage banking	4,857		3,072	3,166
Bank owned life insurance	2,939		2,555	2,004
Net gain/(loss) on sales of securities	1,354		(609)	—
Gain resulting from early termination of hedging relationship	3,778		—	—
Gross loss on write-down of certain investments to fair value	(7,382)		(7,211)	—
Less: non-credit related other-than-temporary impairment	(1,576	)(a)	—	—

Net loss on write-down of certain investments to fair value	(8,958)		(7,211)	—
Other non-interest income	7,115		4,497	5,571

Total	$38,192		$29,032	$33,265

(a)	Represents losses previously recognized in other comprehensive income now determined to be credit related.

Non-interest income, which is generated by deposit account service charges, investment management services, mortgage banking activities, and miscellaneous other sources, amounted to $38.2 million in 2009, a $9.2 million, or 31.6%, increase from the prior year.

Service charges on deposit accounts, which represented 44.7% of total non-interest income in 2009, increased from $15.6 million in 2008 to $17.1 million in 2009, primarily due to the Ben Franklin acquisition.

Wealth management revenue decreased by $1.1 million, or 9.8%, for the year ended December 31, 2009, as compared to the same period in 2008. Assets under administration at December 31, 2009 were $1.3 billion, an increase of $155.0 million, or 13.8%, as compared to December 31, 2008.

Mortgage banking revenue of $4.9 million in 2009, increased by 58.1% from the $3.1 million recorded in 2008. The Bank’s mortgage banking revenue consists primarily of premiums received on loans sold with servicing released, origination fees, and gains and losses on sold mortgages. Gains and losses on sales of mortgage loans are recorded as mortgage banking income. The gains and losses resulting from the sales of loans with servicing retained are adjusted to recognize the present value of future servicing fee income over the estimated lives of the related loans. Residential real estate loans and the related servicing rights are sold on a flow basis. Capitalized servicing rights are reported as mortgage servicing rights and are amortized into non-interest income in proportion to, and over the period of, the estimated future servicing of the underlying financial assets. The Bank’s assumptions with respect to prepayments, which affect the estimated average life of the loans, are adjusted periodically to consider market consensus loan prepayment predictions at that date. At December 31, 2009 the mortgage servicing rights asset totaled $2.2 million, or 0.63% of the serviced loan portfolio. At December 31, 2008 the mortgage servicing rights asset totaled $1.5 million, or 0.60%, of the serviced loan portfolio.

BOLI income increased compared to the prior year by $384,000, or 15.0%. The increase is primarily due to insurance policies assumed as part of the Ben Franklin acquisition.

A $1.4 million net gain on the sale of securities was recorded for the year ended December 31, 2009. A $609,000 net loss on the sale of securities was recorded for the year ended December 31, 2008.

The Company recorded total credit related impairment charges on certain pooled trust preferred securities and one private mortgage-backed security of $9.0 million and $7.2 million, pre-tax, for the years ending December 31, 2009 and December 31, 2008, respectively. Included in the $9.0 million of OTTI was $1.6 million which the Company reclassed from other comprehensive income to earnings for OTTI previously considered to be non-credit related. For the year ended December 31, 2008 the Company recorded OTTI on certain investment grade pooled trust preferred securities, which resulted in a charge to non-interest income of $7.2 million. Pursuant to the Investments — Debt and Equity Securities topic of the FASB ASC which states that previously recorded impairment charges which did not relate to credit loss should be reclassified from retained earnings to OCI as of January 1, 2009, the Company recorded a cumulative effect adjustment that increased retained earnings and decreased OCI by $6.0 million, or $3.8 million, net of tax. The remaining $1.2 million of the original $7.2 million OTTI charge was deemed to be credit related.

Other non-interest income increased by $2.6 million, or 58.2%, for the year ended December 31, 2009, as compared to the same period in 2008, largely attributable to increases in trading asset income of $991,000, gain on the disposition of other real estate owned of $606,000, and a gain on tax credits purchased of $413,000.

Non-Interest Expense  The following table sets forth information regarding non-interest expense for the periods shown:

Table 20 — Non-Interest Expense

	Years Ended December 31,
	2009	2008	2007
	(Dollars in thousands)

Salaries and employee benefits	$68,257	$58,275	$52,520
Occupancy and equipment expenses	15,673	12,757	9,932
Data processing and facilities management	5,779	5,574	4,584
Merger and acquisition expense	12,423	1,120	—
Recovery on WorldCom bond claims	—	(418)	—
FDIC Assessment	6,975	1,388	260
Legal fees	2,961	1,154	665
Telephone	2,635	1,694	1,421
Other Intangibles Amortization	2,539	1,803	332
Advertising	2,199	2,016	1,717
Consulting	1,951	1,852	1,073
Software maintenance	1,862	1,486	1,314
Other losses and charge-offs	779	1,061	1,636
Other non-interest expense	17,782	14,381	12,478

Total	$141,815	$104,143	$87,932

Non-interest expense increased by $37.7 million, or 36.2%, during the year ended December 31, 2009 as compared to the same period in 2008.

Salaries and employee benefits increased by $10.0 million, or 17.1%, for the year ended December 31, 2009, as compared to the same period in 2008. The increase in salaries and benefits is primarily attributable to the Ben Franklin acquisition in the second quarter of 2009 as well as incentive compensation, sales commissions, and medical insurance increases.

Occupancy and equipment expense increased by $2.9 million, or 22.9%, for the year ended December 31, 2009, as compared to the same period in 2008. The increase is mainly due to increases in rent expense due to the effects of the Ben Franklin acquisition.

Data processing and facilities management expense increased by $205,000, or 3.7%, in 2009 compared to 2008.

Merger and acquisition related expenditures totaled $12.4 million and $1.1 million, for the year ended December 31, 2009 and 2008, respectively, associated with the Ben Franklin acquisition in April 2009 and the Slades acquisition in March 2008.

The FDIC deposit insurance assessment increased $5.6 million for the years ended December 31, 2009, as compared to the same period in 2008, partially due to a special assessment imposed to replenish the Deposit Insurance Fund during 2009.

Total other non-interest expense increased by $7.2 million, or 28.5%, for the year ended December 31, 2009, as compared to the same period in 2008. The increase is primarily attributable to the increases in loan work out costs of $2.6 million, telephone expenses of $941,000, amortization of intangible assets of $736,000, OREO valuation adjustments of $450,000, software maintenance of $376,000, and internet banking of $226,000.

Income Taxes  For the years ended December 31, 2009, 2008 and 2007 the Company recorded combined federal and state income tax provisions of $6.7 million, $6.6 million and $8.8 million, respectively. These provisions reflect effective income tax rates of 22.7%, 21.5% and 23.7%, in 2009, 2008, and 2007, respectively, which are less than the Bank’s blended 2009 federal and state statutory tax rate of 40.9%. The lower effective income tax rates are attributable to certain tax preference assets such as BOLI and tax exempt bonds as well as federal tax credits recognized in connection with the New Markets Tax Credit (“NMTC”) program. Effective July 1, 2008 Massachusetts state legislation was passed which enacted corporate tax reform. As a result of this new legislation, the state tax will be reduced 1.5% and will be phased in over three years beginning on or after January 1, 2010. As a result of the change in tax rate, the Company recorded $109,000 of tax expense during the third quarter of 2008, in order to correctly reflect deferred taxes at the new rate.

Deferred tax assets generally represent items that can be used as a tax deduction or credit in future income tax returns, for which a financial statement tax benefit has already been recognized. The realization of the net deferred tax asset generally depends upon future levels of taxable income and the existence of prior years’ taxable income to which “carry back” refund claims could be made. Valuation allowances are established against those deferred tax assets determined not likely to be realized. The Company had no recorded tax valuation allowance as of December 31, 2009 and 2008.

The Company has several wholly-owned community development entity, or “CDE,” subsidiaries which are described above in the “General” section of Item 1 Business. During 2004, the Company announced that one of its CDE subsidiaries (described below as RTC CDE I), had been awarded $30.0 million in tax credit allocation authority under the NMTC program of the United States Department of Treasury. During 2006, the Company, through another of its CDE subsidiaries, (described below as RTC CDE II), was awarded an additional $45.0 million in tax credit allocation authority under the NMTC program. During 2009, the Company was awarded an additional $50.0 million in tax credit allocation authority to a third CDE entity (described below as RTC CDE III).

In both 2004 and 2005, the Bank invested $15.0 million during each year from the first $30.0 million award into RTC CDE I. During 2007 the Bank invested $38.2 million into RTC CDE II to provide it with the capital necessary to begin assisting qualified businesses in low-income communities throughout its market area. During 2008 the Bank invested the remaining $6.8 million into RTC CDE II. During 2009 the Bank invested $10.0 million into RTC CDE III. Based upon the Bank’s total $85.0 million investment in RTC CDE I, RTC CDE II, and RTC CDE III it is eligible to receive tax credits over a seven year period totaling 39.0% of its investment, or $33.2 million. The Company recognized a $4.6 million, $4.1 million, and $3.6 million benefit from these tax credits for the years ending December 31, 2009, 2008 and 2007, respectively. The following table details the tax credit recognition by year:

Table 21 — New Markets Tax Credit Recognition Schedule

										Total
Investment(a)		2004 - 2008	2009	2010	2011	2012	2013	2014	2015	Credits
		(Dollars in thousands)

2004	$15M	$4,050	$900	$900	$—	$—	$—	$—	$—	$5,850
2005	$15M	3,150	900	900	900	—	—	—	—	5,850
2007	$38.2M	3,820	1,910	2,292	2,292	2,292	2,292	—	—	14,898
2008	$6.8M	340	340	340	408	408	408	408	—	2,652
2009	$10.0M	—	500	500	500	600	600	600	600	3,900

Total	$85.0M	$11,360	$4,550	$4,932	$4,100	$3,300	$3,300	$1,008	$600	$33,150

(a)	Excludes $40.0 million of tax credit allocation authority that has yet to be invested.

The tax effects of all income and expense transactions are recognized by the Company in each year’s consolidated statements of income regardless of the year in which the transactions are reported for income tax purposes.

Comparison of 2008 vs. 2007  The Company’s total assets increased by $860.1 million, or 31.1%, increasing to $3.6 billion at December 31, 2008 compared to December 31, 2007. Total average assets were $3.3 billion and $2.7 billion in 2008 and 2007, respectively. Total securities of $635.8 million, at December 31, 2008, increased $144.6 million compared to the $491.2 million reported on December 31, 2007. Total loans of $2.7 billion, at December 31, 2008 increased $620.7 million compared to the prior year ended December 31, 2007. Total deposits of $2.6 billion at December 31, 2008 reflected an increase of $552.5 million, or 27.3%, compared to December 31, 2007. Borrowings increased by $191.0 million, or 37.9%, during the year ended December 31, 2008. Stockholders’ equity increased by $84.8 million in 2008. The increases in the Company’s balance sheet for the year ended December 31, 2008 versus 2007 are primarily a result of the Slades acquisition which closed in March 2008 as well as organic growth.

On March 1, 2008, the Company successfully completed its acquisition of Slade’s Ferry Bancorp. (“Slades”), parent of Slades Bank. The acquisition was accounted for under the purchase method of accounting and, as such, is included in the results of operations from the date of acquisition. The Company issued 2,492,854 shares of common stock in connection with the acquisition. The value of the common stock, $30.59, was determined based on the average closing price of the Company’s shares over a five day period including the two days preceding the announcement date of the acquisition, the announcement date of the acquisition and the two days subsequent to the announcement date of the acquisition. The Company also paid cash of $25.9 million, for total consideration of $102.2 million.

Net income for 2008 was $24.0 million, or $1.52 per diluted share, compared to $28.4 million, or $2.00 per diluted share, for 2007. Return on average assets and return on average equity were 0.73% and 8.20%, respectively, for 2008 and 1.05% and 12.93%, respectively, for 2007.

Net interest income on a fully tax-equivalent basis increased by $21.3 million in 2008 compared to 2007. Interest income on a fully tax-equivalent basis increased by $16.7 million, or 10.4%, to $176.8 million in 2008 as compared to the prior year. Interest income on a fully tax equivalent basis on the loan portfolio increased $15.7 million in 2008. Interest income from taxable securities increased by $2.9 million, or 14.8%, to $22.4 million in 2008 as compared to the prior year. The overall yield on interest earning assets decreased by 51 basis points to 5.92% in 2008 as compared to 6.43% in 2007.

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

The increase in the amount of the provision for loan losses is the result of a combination of factors including: shifting growth rates among various components of the Bank’s loan portfolio with differing facets of risk; higher levels of net loan charge-offs in 2008; and changing expectations with respect to the economic environment, increases in specific allocations for impaired loans, and the level of loan delinquencies and non-performing loans. While the total loan portfolio increased by 30.5% for the year ended December 31, 2008, as compared to 0.9% for 2007, growth among the commercial components of the loan portfolio outpaced growth among those consumer components, which exhibit different credit risk characteristics.

Non-interest income, which is generated by deposit account service charges, investment management services, mortgage banking activities, and miscellaneous other sources, amounted to $29.0 million in 2008, a $4.2 million, or 12.7%, decrease from the prior year.

Service charges on deposit accounts, which represented 55.5% of total non-interest income in 2008, increased from $14.4 million in 2007 to $15.6 million in 2008, primarily due to the Slades acquisition.

Wealth management revenue increased by $3.0 million, or 37.3%, for the year ended December 31, 2008, as compared to the same period in 2007. Assets under administration at December 31, 2008 were $1.1 billion, a decrease of $165.1 million, or 12.8%, as compared to December 31, 2007. This decrease is due to the difficult stock market downturn experienced in the latter part of 2008.

Mortgage banking income of $3.1 million in 2008, decreased by 3.0% from the $3.2 million recorded in 2007. At December 31, 2008 the mortgage servicing rights asset totaled $1.5 million, or 0.60% of the serviced loan portfolio. At December 31, 2007 the mortgage servicing rights asset totaled $2.1 million, or 0.81%, of the serviced loan portfolio.

BOLI income increased for the year compared to the prior year by $551,000, or 27.5%. The increase is primarily due to an increase in cash surrender value and Slades insurance policies acquired during the Slades acquisition.

A $609,000 net loss on the sale of securities was recorded for the year ended December 31, 2008 and there were no security sales in 2007.

The Company recorded OTTI on certain pooled trust preferred securities, resulting in a negative charge to non-interest income of $7.2 million for the year ended December 31, 2008.

Other non-interest income decreased by $1.1 million, or 19.2%, for the year ended December 31, 2008, as compared to the same period in 2007, largely attributable to trading asset losses due to decreases in the equities markets and declines in 1031 exchange income as a result of the slowdown in the national commercial real estate markets.

Non-interest expense increased by $16.2 million, or 18.4%, during the year ended December 31, 2008 as compared to the same period last year.

Salaries and employee benefits increased by $5.8 million, or 11.0%, for the year ending December 31, 2008, as compared to the same period in 2007. The increase in salaries and benefits is primarily attributable to the Slades acquisition in the first quarter of 2008 as well as annual merit and medical insurance increases.

Occupancy and equipment expense increased by $2.8 million, or 28.4%, for the year ending December 31, 2008, as compared to the same period in 2007. The increase is mainly due to increases in rent expense due to two new locations, increased utility costs for the period, and the effects of the Slades acquisition.

Data processing and facilities management expense increased by $990,000, or 21.6%, in 2008 compared to 2007. The increase is partially a result of new functionality as well as an increase in volume primarily attributable to the 2008 Slades acquisition.

During the first quarter of 2008, the Company recognized a $418,000 recovery on a 2002 WorldCom bond loss. Merger and acquisition related expenditures totaled $1.1 million, for the year ending December 31, 2008, associated with the Slades acquisition in March 2008. There were no merger and acquisition expenses for the comparable 2007 period.

Total other non-interest expense increased by $5.9 million, or 28.4%, for the year ending December 31, 2008, as compared to the same period in 2007. The increase is primarily attributable to the increases in amortization of intangible assets of $1.5 million, FDIC deposit insurance assessment of $1.1 million, consulting fees of $779,000, litigation settlement in the amount of $750,000, legal loan collection fees of $489,000 due to collection activity and $299,000 of advertising expense.

Risk Management  The Company’s Board of Directors and Executive Management have identified eight significant “Risk Categories” consisting of credit, interest rate, liquidity, operations, compliance, reputation, accounting, and strategic risk. The Board of Directors has approved a Risk Management Policy that addresses each category of risk. The chief executive officer, chief financial officer, chief technology and operations officer, the senior lending officer and other members of management provide regular reports to the Board of Directors that review the level of risk to limits established by the Risk Management Policy and other policies approved by the Board of Directors that address risk and any key risk issues and plans to address these issues.

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

The Asset/Liability Management Committee (“ALCO”), whose members are comprised of the Bank’s senior management, develops procedures consistent with policies established by the Board of Directors, which monitor and coordinate the Bank’s interest rate sensitivity and the sources, uses, and pricing of funds. Interest rate sensitivity refers to the Bank’s exposure to fluctuations in interest rates and its effect on earnings. If assets and liabilities do not re-price simultaneously and in equal volume, the potential for interest rate exposure exists. It is management’s objective to maintain stability in the growth of net interest income through the maintenance of an appropriate mix of interest-earning assets and interest-bearing liabilities and, when necessary, within prudent limits, through the use of off-balance sheet hedging instruments such as interest rate swaps, floors and caps. The ALCO employs simulation analyses in an attempt to quantify, evaluate, and manage the impact of changes in interest rates on the Bank’s net interest income. In addition, the Bank engages an independent consultant to render advice with respect to asset and liability management strategy.

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

The Bank may choose to utilize interest rate swap agreements and interest rates caps and floors to mitigate interest rate risk. An interest rate swap is an agreement whereby one party agrees to pay a floating rate of interest on a notional principal amount in exchange for receiving a fixed rate of interest on the same notional amount for a predetermined period of time from a second party. Interest rate caps and floors are agreements whereby one party agrees to pay a floating rate of interest on a notional principal amount for a predetermined period of time to a second party if certain market interest rate thresholds are realized. The amounts relating to the notional principal amount are not actually exchanged. See Note 12, “Derivatives and Hedging Activities” within Notes to Consolidated Financial Statements included in Item 8 hereof for additional information regarding the Company’s Derivative Financial Instruments.

Market Risk  Market risk is the sensitivity of income to changes in interest rates, foreign exchange rates, commodity prices and other market-driven rates or prices. The Company has no trading operations, with the exception of funds held in a Rabbi Trust managed by the Company’s investment management group and that are held within a trust to fund non-qualified executive retirement obligations, Savings Bank Life Insurance Company of Massachusetts (“SBLI”) stock acquired through the Ben Franklin acquisition, and an equity portfolio acquired as part of the Slades and Ben Franklin acquisitions. The acquired portfolio is entirely comprised of a fund whose investment objective is to invest in geographically specific private placement debt securities designed to support underlining economic activities such as community development and affordable housing (see Note 3, “Securities” within the Notes to the Consolidated Financial Statements included in Item 8 hereof), and thus is primarily only exposed to non-trading market risk.

Interest-rate risk is the most significant non-credit risk to which the Company is exposed. Interest-rate risk is the sensitivity of income to changes in interest rates. Changes in interest rates, as well as fluctuations in the level and duration of assets and liabilities, affect net interest income, the Company’s primary source of revenue. Interest-rate risk arises directly from the Company’s core banking activities. In addition to directly impacting net interest income, changes in the level of interest rates can also affect the amount of loans originated, the timing of cash flows on loans and securities, and the fair value of securities and derivatives, as well as other affects.

The primary goal of interest-rate risk management is to control this risk within limits approved by the Board of Directors. These limits reflect the Company’s tolerance for interest-rate risk over both short-term and long-term horizons. The Company attempts to control interest-rate risk by identifying, quantifying, and where appropriate, hedging its exposure. The Company manages its interest-rate exposure using a combination of on and off-balance sheet instruments, primarily fixed rate portfolio securities, and interest rate swaps.

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

The Company’s policy on interest-rate risk simulation specifies that if interest rates were to shift gradually up or down 200 basis points, estimated net interest income for the subsequent 12 months should decline by less than

6.0%. Given the unusually low rate environment at December 31, 2009 and 2008, the Company also assumed a 100 basis point decline in interest rates, for certain points of the yield curve, in addition to the normal 200 basis point increase in rates. The Company was well within policy limits at December 31, 2009 and 2008.

The following table sets forth the estimated effects on the Company’s net interest income over a 12-month period following the indicated dates in the event of the indicated increases or decreases in market interest rates:

Table 22 — Interest Rate Sensitivity

	200 Basis Point	100 Basis Point
	Rate Increase	Rate Decrease

December 31, 2009	(0.9)%	+0.4%
December 31, 2008	+0.01%	(1.2)%

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

The most significant factors affecting market risk exposure of the Company’s net interest income during 2009 were (i) the shape of the U.S. Government securities and interest rate swap yield curve, (ii) the level of U.S. prime interest rate and LIBOR rates, and (iii) the level of rates paid on deposit accounts.

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

Table 23 — Expected Maturities of Long Term Debt and Interest Rate Derivatives

	2010	2011	2012	2013	2014*	Thereafter	Total	Fair Value
	(Dollars in thousands)

LIABILITIES
Long Term debt:
Fixed Rate	$50,003	$45,003	$93,003	$25,003	$5,003	$63,104	$281,119	$290,064
Average interest rate	4.95%	3.80%	3.78%	3.15%	4.59%	5.55%	4.35%
Variable Rate	—	—	—	—	—	$61,857	$61,857	$52,888
Average interest rate						1.91%	1.91%
INTEREST RATE DERIVATIVES
Interest Rate Swaps:
Variable to Fixed	$35,000	$—	$—	$75,000	$50,000	$75,000	$235,000	$(2,616)
Average pay rate	2.28%	0.00%	0.00%	2.44%	3.04%	4.34%	3.15%
Average receive rate	0.28%	0.00%	0.00%	0.26%	0.25%	0.25%	0.26%
Fixed to Variable	—	—	—	—	—	—	—
Average pay rate	—	—	—	—	—	—	—
Average receive rate	—	—	—	—	—	—	—

Liquidity  Liquidity, as it pertains to the Company, is the ability to generate adequate amounts of cash in the most economical way for the institution to meet its ongoing obligations to pay deposit withdrawals and to fund loan commitments. The Company’s primary sources of funds are deposits, borrowings, and the amortization, prepayment and maturities of loans and securities.

The Bank utilizes its extensive branch network to access retail customers who provide a stable base of in-market core deposits. These funds are principally comprised of demand deposits, interest checking accounts, savings accounts, and money market accounts. Deposit levels are greatly influenced by interest rates, economic conditions, and competitive factors. The Bank has also established repurchase agreements, with major brokerage firms as potential sources of liquidity. At December 31, 2009, the Bank had $50.0 million outstanding of such repurchase agreements. In addition to agreements with brokers, the Bank also had customer repurchase agreements outstanding amounting to $140.5 million at December 31, 2009. As a member of the FHLB, the Bank has access to approximately $356.0 million of remaining borrowing capacity. On December 31, 2009, the Bank had $362.9 million outstanding in FHLB borrowings.

Also included in borrowings at December 31, 2009 were $61.8 million of junior subordinated debentures, of which $51.5 million were issued to an unconsolidated subsidiary, Independent Capital Trust V, in connection with the issuance of variable rate (LIBOR plus 1.48%) capital securities due in 2037, which is callable in March 2012. The Company has locked in a fixed rate of interest of 6.52%, for 10 years, through an interest rate swap. The Company also has $10.3 million of outstanding junior subordinated debentures issued to an unconsolidated subsidiary, Slade’s Ferry Trust I, in connection with the issuance of variable rate (LIBOR plus 2.79%) capital securities due in 2034, which is callable quarterly until maturity. On August 27, 2008 the Bank, announced that it had issued $30 million of subordinated debt to USB Capital Resources Inc., a wholly-owned subsidiary of U.S. Bank National Association.

As previously mentioned, the Company is participating in the TLGP. A component of this program is the Debt Guarantee Program, by which the FDIC will guarantee the payment of certain newly issued senior unsecured debt, in a total amount up to 125% of the par or face value of the senior unsecured debt outstanding, excluding debt extended to affiliates. As of December 31, 2009, the Company had no senior unsecured debt outstanding. If an insured depository institution had no senior unsecured debt, or only had Federal funds purchased, the Company’s limit for coverage under the TLGP Debt Guarantee Program would be 2% of the Company’s consolidated total liabilities as of September 30, 2008.

The Company actively manages its liquidity position under the direction of the ALCO. Periodic review under prescribed policies and procedures is intended to ensure that the Company will maintain adequate levels of available funds. At December 31, 2009 the Company’s liquidity position was well above policy guidelines. Management believes that the Bank has adequate liquidity available to respond to current and anticipated liquidity demands.

Capital Resources  The Federal Reserve, the FDIC, and other regulatory agencies have established capital guidelines for banks and bank holding companies. Risk-based capital guidelines issued by the federal regulatory agencies require banks to meet a minimum Tier 1 risk-based capital ratio of 4.0% and a total risk-based capital ratio of 8.0%. A minimum requirement of 4.0% Tier 1 leverage capital is also mandated. At December 31, 2009, the Company and the Bank exceeded the minimum requirements for Tier 1 risk-based, total risk-based capital, and Tier 1 leverage capital.

Table 24 — Capital Ratios for the Company and the Bank

	At December 31,
	2009	2008

The Company
Tier 1 leverage capital ratio	7.87%	7.55%
Tier 1 risk-based capital ratio	9.83%	9.50%
Total risk-based capital ratio	11.92%	11.85%
The Bank
Tier 1 leverage capital ratio	7.55%	7.56%
Tier 1 risk-based capital ratio	9.41%	9.49%
Total risk-based capital ratio	11.49%	11.83%

(See Note 19, “Regulatory Capital Requirements” within Notes to Consolidated Financial Statements in Item 8 hereof for more information regarding limitations on capital requirements.)

Contractual Obligations, Commitments, Contingencies, and Off-Balance Sheet Financial Instruments

The Company has entered into contractual obligations, commitments, and off-balance sheet financial instruments. The following tables summarize the Company’s contractual obligations, other commitments, contingencies, and off-balance sheet financial instruments at December 31, 2009.

Table 25 — Contractual Obligations, Commitments, Contingencies, and
Off-Balance Sheet Financial Instruments by Maturity

	Payments Due — By Period
		Less than	One to	Four to	After
Contractual Obligations, Commitments, and Contingencies	Total	One Year	Three Years	Five Years	Five Years
	(Dollars in thousands)

FHLB advances(1)	$362,936	$110,003	$88,731	$105,333	$58,869
Junior subordinated debentures(1)	61,857	—	—	—	61,857
Subordinated debt	30,000	—	—	—	30,000
Lease obligations	60,598	6,359	11,483	10,817	31,939
Data processing and core systems	11,832	5,213	5,452	1,167	—
Other vendor contracts	4,896	2,189	2,582	125	—
Retirement benefit obligations(2)	33,891	334	693	749	32,115
Other
Securities sold under repurchase agreements	50,000	—	50,000	—	—
Customer repurchase agreements	140,452	140,452	—	—	—
Other borrowings	2,152	2,152	—	—	—

Total contractual obligations	$758,614	$266,702	$158,941	$118,191	$214,780

	Amount of Commitment Expiring — By Period
Off-Balance Sheet		Less than	One to	Four to	After
Financial Instruments	Total	One Year	Three Years	Five Years	Five Years

Lines of credit	$502,186	$106,161	$—	$—	$396,025
Standby letters of credit	19,104	19,104	—	—	—
Other loan commitments	429,449	340,822	56,789	9,762	22,076
Forward commitments to sell loans	54,982	54,982	—	—	—
Interest rate swaps — notional value(1)(3)	235,000	35,000	—	125,000	75,000
Customer-related positions
Foreign exchange contracts(4)	8,424	8,424	—	—	—
Loan level interest rate swaps(5)	122,125	—	—	91,424	30,701

Total Commitments	$1,371,270	$564,493	$56,789	$226,186	$523,802

(1)	The Company has hedged certain short term borrowings and junior subordinated debentures.

(2)	Retirement benefit obligations include expected contributions to the Company’s frozen pension plan, post retirement plan, and supplemental executive retirement plans. Expected contributions for the pension plan have been included only through plan year July 1, 2009 — June 30, 2010. Contributions beyond this plan year can not be quantified as they will be determined based upon the return on the investments in the plan. Expected contributions for the post retirement plan and supplemental executive retirement plans include obligations that are payable over the life of the participants.

(3)	Interest rate swaps on borrowings and junior subordinated debentures (Bank pays fixed, receives variable).

(4)	Offsetting positions to interest rate foreign exchange contracts offered to commercial borrowers through the Company’s hedging program.

(5)	Offsetting positions to Interest rate swaps offered to commercial borrowers through the Company’s hedging program.

Return on Equity and Assets  The consolidated returns on average equity and average assets for the year ended December 31, 2009 were 4.29% and 0.40%, respectively, compared to 8.20% and 0.73% reported for the same period last year. The ratio of equity to assets was 9.2% at December 31, 2009 and 8.4% at December 31, 2008.

Dividends  The Company declared cash dividends of $0.72 per common share in 2009 and in 2008. The 2009 and 2008 ratio of dividends paid to earnings was 82.79% and 48.95%, respectively.

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

Critical Accounting Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. The Company believes that the Company’s most critical accounting policies upon which the Company’s financial condition depends, and which involve the most complex or subjective decisions or assessments, are as follows:

Allowance for Loan Losses  The Company’s allowance for loan losses provides for probable losses based upon evaluations of known and inherent risks in the loan portfolio. Arriving at an appropriate amount of allowance for loan losses involves a high degree of judgment.

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

The general allowance is determined based upon the application of the Company’s methodology for assessing the adequacy of the allowance for loan losses, which considers historical and expected loss factors, loan portfolio composition and other relevant indicators. This methodology involves management’s judgment regarding the application and use of such factors, including the effects of changes to the prevailing economic environment in its estimate of the required amounts of general allowance.

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

Income Taxes  The Company accounts for income taxes using two components of income tax expense, current and deferred. Taxes are discussed in more detail in Note 13, “Income Taxes” within Notes to the Consolidated Financial Statements included in Item 8 hereof. Accrued taxes represent the net estimated amount due to or to be received from taxing authorities in the current year. In estimating accrued taxes, management assesses the relative merits and risks of the appropriate tax treatment of transactions taking into account statutory, judicial, and regulatory guidance in the context of our tax position. Deferred tax assets and liabilities represent differences between when a tax benefit or expense is recognized for book purposes and on the Company’s tax return. Future tax assets are assessed for recoverability. The Company would record a valuation allowance if it believes based on available evidence that it is more likely than not that the future tax assets recognized will not be realized before their expiration. The amount of the future income tax asset recognized and considered realizable could be reduced if projected income is not achieved due to various factors such as unfavorable business conditions. If projected income is not expected to be achieved, the Company would record a valuation allowance to reduce its future tax assets to the amount that it believes can be realized in its future tax returns. The Company had no recorded tax valuation allowance as of December 31, 2009. Additionally, deferred tax assets and liabilities are calculated based on tax rates expected to be in effect in future periods. Previously recorded tax assets and liabilities need to be adjusted when the expected date of the future event is revised based upon current information. The Company may record a liability for unrecognized tax benefits related to uncertain tax positions taken by the Company on its tax returns for which there is less than a 50% likelihood of being recognized upon a tax examination. All movements in unrecognized tax benefits are recognized through the provision for income taxes.

Valuation of Goodwill/Intangible Assets and Analysis for Impairment  The Company has increased its market share through the acquisition of entire financial institutions accounted for under the acquisition method of accounting, as well as from the acquisition of branches (not the entire institution) and other non-banking entities. For all acquisitions, the Company is required to record assets acquired and liabilities assumed at their fair value, which is an estimate determined by the use of internal or other valuation techniques. Goodwill is subject to ongoing periodic impairment tests and is evaluated using a two step impairment approach. Step one of the impairment testing compares book value to the market value of the Company’s stock, or to the fair value of the reporting unit. If test one is failed, a more detailed analysis is performed, which involves measuring the excess of the fair value of the reporting unit, as determined in step one, over the aggregate fair value of the individual assets, liabilities, and identifiable intangibles by utilizing a comparable analysis of relevant price multiples in recent market transactions. The Company’s intangible assets are also subject to ongoing periodic impairment testing. The Company tests each of the intangibles by comparing the carrying value of the intangible to the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The Company performs undiscounted cash flow analyses to determine if impairment exists.

Valuation of Securities and Analysis for Impairment  Securities that the Company has the ability and intent to hold until maturity are classified as securities held-to-maturity and are accounted for using historical cost, adjusted for amortization of premium and accretion of discount. Trading securities are carried at fair value, with unrealized gains and losses recorded in other non-interest income. All other securities are classified as securities available-for-sale and are carried at fair market value. The fair values of securities are based on either quoted market price, third party pricing services, or third party valuations. Unrealized gains and losses on securities available-for-sale are reported, on an after-tax basis, as a separate component of stockholders’ equity in accumulated other comprehensive income.

On a quarterly basis, the Company makes an assessment to determine whether there have been any events or circumstances to indicate that a security for which there is an unrealized loss is impaired on an other-than-temporary basis. The Company considers many factors, including the severity and duration of the impairment; the Company’s intent to sell the security, or whether it is more likely than not that the Company will be required to sell the debt security before its anticipated recovery, recent events specific to the issuer or industry; and for debt securities, external credit ratings and recent downgrades. The term other-than-temporary is not intended to indicate that the decline is permanent. It indicates that the prospects for near-term recovery are not necessarily favorable or that there is a lack of evidence to support fair values greater than or equal to the carrying value of the investment. Management prepares an estimate of the expected cash flows for investment securities that potentially may be deemed to have OTTI. This estimate begins with the contractual cash flows of the security. This amount is then reduced by an estimate of probable credit losses associated with the security. When estimating the extent of probable losses on the securities, management considers the strength of the underlying issuers of the securities. Indicators of diminished credit quality of the issuers includes defaults, interest deferrals, or “payments in kind.” Management also considers numerous factors when estimating the ultimate realizability of the cash flow for each individual security. The resulting estimate of cash flows after considering credit is then subject to a present value computation using a discount rate equal to the current yield used to accrete the beneficial interest or, the effective interest rate implicit in the security at the date of acquisition. If the present value of the estimated cash flows is less than the current amortized cost basis, an OTTI is considered to have occurred and the security is written down to the fair value indicated by the cash flows analysis. Any portion of decline in fair value considered to be an OTTI charge that is not due to the reduction in cash flows due to credit is considered a decline due to other factors such as liquidity or interest rates and accordingly is recorded in other comprehensive income. Any portion of the decline which is related to credit is recorded in earnings.

RECENT ACCOUNTING DEVELOPMENTS

See Note 1, “Recent Accounting Developments” within Notes to Consolidated Financial Statements in Item 8 hereof.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Assets and Liability Management” in Item 7 hereof.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Independent Bank Corp.:

We have audited the accompanying consolidated balance sheet of Independent Bank Corp. and subsidiaries (the “Company”) as of December 31, 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Independent Bank Corp. and subsidiaries as of December 31, 2009, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

During 2009, the Company changed its method of accounting for impairment losses on investment securities (see Note 1 to the financial statements) and business combinations (see Note 2 to the financial statements).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 10, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
March 10, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Independent Bank Corp.:

We have audited the accompanying consolidated balance sheet of Independent Bank Corp. and subsidiaries (the “Company”) as of December 31, 2008 and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the two-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Independent Bank Corp. and subsidiaries as of December 31, 2008, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Boston, Massachusetts
March 10, 2009

CONSOLIDATED BALANCE SHEETS

	At December 31,
	2009	2008
	(Dollars in thousands)

ASSETS
CASH AND DUE FROM BANKS	$121,905	$50,007
FEDERAL FUNDS SOLD AND ASSETS PURCHASED UNDER RESALE AGREEMENT & SHORT TERM INVESTMENTS	—	100
SECURITIES
TRADING ASSETS	6,171	2,701
SECURITIES AVAILABLE FOR SALE	508,650	600,291
SECURITIES HELD TO MATURITY (fair value $93,438 and $30,390)	93,410	32,789

TOTAL SECURITIES	608,231	635,781

LOANS HELD FOR SALE	13,466	8,351
LOANS
COMMERCIAL AND INDUSTRIAL	373,531	270,832
COMMERCIAL REAL ESTATE	1,614,474	1,126,295
COMMERCIAL CONSTRUCTION	175,312	171,955
SMALL BUSINESS	82,569	86,670
RESIDENTIAL REAL ESTATE	555,306	413,024
RESIDENTIAL CONSTRUCTION	10,736	10,950
HOME EQUITY	471,862	406,240
CONSUMER — AUTO	79,273	127,956
CONSUMER — OTHER	32,452	38,614

TOTAL LOANS	3,395,515	2,652,536
LESS: ALLOWANCE FOR LOAN LOSSES	(42,361)	(37,049)

NET LOANS	3,353,154	2,615,487

FEDERAL HOME LOAN BANK STOCK	35,854	24,603
BANK PREMISES AND EQUIPMENT, NET	44,235	36,429
GOODWILL	129,348	116,437
IDENTIFIABLE INTANGIBLE ASSETS	14,382	9,273
MORTGAGE SERVICING RIGHTS	2,195	1,498
BANK OWNED LIFE INSURANCE	79,252	65,003
OTHER ASSETS	79,999	65,500

TOTAL ASSETS	$4,482,021	$3,628,469

LIABILITIES AND STOCKHOLDERS’ EQUITY
DEPOSITS
DEMAND DEPOSITS	$721,792	$519,326
SAVINGS AND INTEREST CHECKING ACCOUNTS	1,073,990	725,313
MONEY MARKET	661,731	488,345
TIME CERTIFICATES OF DEPOSIT OVER $100,000	304,621	285,410
OTHER TIME CERTIFICATES OF DEPOSIT	613,160	560,686

TOTAL DEPOSITS	3,375,294	2,579,080

FEDERAL HOME LOAN BANK BORROWINGS	362,936	429,634
FEDERAL FUNDS PURCHASED AND ASSETS SOLD UNDER REPURCHASE AGREEMENTS	190,452	170,880
JUNIOR SUBORDINATED DEBENTURES	61,857	61,857
SUBORDINATED DEBENTURES	30,000	30,000
OTHER BORROWINGS	2,152	2,946

TOTAL BORROWINGS	647,397	695,317

OTHER LIABILITIES	46,681	48,798
TOTAL LIABILITIES	4,069,372	3,323,195

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
PREFERRED STOCK, $.01 par value. Authorized: 1,000,000 Shares Outstanding: None	—	—
COMMON STOCK, $.01 par value. Authorized: 30,000,000
Issued and Outstanding : 20,935,421 Shares in 2009 and 16,285,455 Shares in 2008	209	163
SHARES HELD IN RABBI TRUST AT COST 176,507 Shares in 2009 and 171,489 Shares in 2008	(2,482)	(2,267)
DEFERRED COMPENSATION OBLIGATION	2,482	2,267
ADDITIONAL PAID IN CAPITAL	225,088	137,488
RETAINED EARNINGS	184,599	177,493
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) NET OF TAX	2,753	(9,870)

TOTAL STOCKHOLDERS’ EQUITY	412,649	305,274

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,482,021	$3,628,469

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2009	2008	2007
	(Dollars in thousands, except per share data)

INTEREST INCOME
Interest on Loans	$172,128	$150,780	$135,058
Taxable Interest and Dividends on Securities	28,695	23,447	20,742
Non-taxable Interest and Dividends on Securities	947	740	923
Interest on Loans Held for Sale	629	325	333
Interest on Federal Funds Sold and Short-Term Investments	290	148	1,468

Total Interest Income	202,689	175,440	158,524

INTEREST EXPENSE
Interest on Deposits	31,163	38,896	43,639
Interest on Borrowings	20,832	20,030	19,916

Total Interest Expense	51,995	58,926	63,555

Net Interest Income	150,694	116,514	94,969

PROVISION FOR LOAN LOSSES	17,335	10,888	3,130

Net Interest Income After Provision For Loan Losses	133,359	105,626	91,839

NON-INTEREST INCOME
Service Charges on Deposit Accounts	17,060	15,595	14,414
Wealth Management	10,047	11,133	8,110
Mortgage Banking Income	4,857	3,072	3,166
BOLI Income	2,939	2,555	2,004
Net Loss/Gain on Sales of Securities	1,354	(609)	—
Gain Resulting From Early Termination of Hedging Relationship	3,778	—	—
Gross Loss on Write-Down of Certain Investments to Fair Value	(7,382)	(7,211)	—
Less: Non-Credit Related Other-Than-Temporary Impairment	(1,576)	—	—

Net Loss on Write-Down of Certain Investments to Fair Value	(8,958)	(7,211)	—
Other Non-Interest Income	7,115	4,497	5,571

Total Non-Interest Income	38,192	29,032	33,265

NON-INTEREST EXPENSES
Salaries and Employee Benefits	68,257	58,275	52,520
Occupancy and Equipment Expenses	15,673	12,757	9,932
Merger and Acquisition Expense	12,423	1,120	—
FDIC Assessment	6,975	1,388	260
Data Processing & Facilities Management	5,779	5,574	4,584
Legal Fees	2,961	1,154	665
Telephone Expense	2,635	1,694	1,421
Other Intangibles Amortization	2,539	1,803	332
Advertising Expense	2,199	2,016	1,717
Consulting Expense	1,951	1,852	1,073
Software Maintenance	1,862	1,486	1,314
Other Losses and Charge-Offs	779	1,061	1,636
Recovery on WorldCom Bond Claim	—	(418)	—
Other Non-Interest Expenses	17,782	14,381	12,478

Total Non-Interest Expenses	141,815	104,143	87,932

INCOME BEFORE INCOME TAXES	29,736	30,515	37,172
PROVISION FOR INCOME TAXES	6,747	6,551	8,791

NET INCOME	$22,989	$23,964	$28,381

PREFERRED STOCK DIVIDEND	$5,698	$—	$—

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$17,291	$23,964	$28,381

BASIC EARNINGS PER SHARE	$0.88	$1.53	$2.02

DILUTED EARNINGS PER SHARE	$0.88	$1.52	$2.00

Weighted average common shares (Basic)	19,642,965	15,694,555	14,033,257
Common stock equivalents	30,191	64,927	127,341

Weighted average common shares (Diluted)	19,673,156	15,759,482	14,160,598

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Value of				Accumulated
		Common		Shares	Deferred	Additional		Other
	Preferred	Shares	Common	Held in	Compensation	Paid-In	Retained	Comprehensive
	Stock	Outstanding	Stock	Rabbi Trust	Obligation	Capital	Earnings	Income/(loss)	Total
	(Dollars in thousands, except per share data)

BALANCE DECEMBER 31, 2006	$—	14,686,481	$147	$(1,786)	$1,786	$60,181	$175,146	$(5,691)	$229,783

Net Income							28,381		28,381
Cash Dividends Declared ($0.68 per share)							(9,482)		(9,482)
Purchase of Common Stock		(1,000,000)	(10)				(30,686)		(30,696)
Proceeds From Exercise of Stock Options		56,037	—				1,029		1,029
Tax Benefit Related to Equity Award Activity						65			65
Equity Based Compensation						391			391
Restricted Shares Issued		4,193				(5)			(5)
Change in Fair Value of Cash Flow Hedges,
Net of Tax, and Realized Gains								(2,408)	(2,408)
Deferred Compensation Obligation				(226)	226				—
Cumulative Effect of Accounting Change							177		177
Amortization of Prior Service Cost								(92)	(92)
Change in Unrealized Gain on Securities Available For
Sale, Net of Tax and Realized Gains								3,322	3,322

BALANCE DECEMBER 31, 2007	$—	13,746,711	$137	(2,012)	$2,012	$60,632	$164,565	$(4,869)	$220,465

Net Income							23,964		23,964
Cash Dividends Declared ($0.72 per share)							(11,730)		(11,730)
Common Stock Issued for Acquisition		2,492,195	25			76,203			76,228
Proceeds From Exercise of Stock Options		44,934	1				694		695
Tax Benefit Related to Equity Award Activity						131			131
Equity Based Compensation						526			526
Restricted Shares Issued		1,615				(4)			(4)
Change in Fair Value of Cash Flow Hedges,
Net of Tax, and Realized Gains								(6,615)	(6,615)
Deferred Compensation Obligation				(255)	255				—
Amortization of Prior Service Cost								(118)	(118)
Change in Unrealized Gain on Securities Available For Sale, Net of Tax and Realized Gains								1,732	1,732

BALANCE DECEMBER 31, 2008	$—	16,285,455	$163	(2,267)	$2,267	$137,488	$177,493	$(9,870)	$305,274

Cumulative effect accounting adjustment, net of tax(1)							3,823	(3,823)	—
Net Income							22,989		22,989
Dividends Declared:
Common Declared ($0.72 per share)							(14,315)		(14,315)
Preferred Declared(2)							(5,698)		(5,698)
Common Stock Issued for Acquisition		4,624,948	46			84,452			84,498
Proceeds From Exercise of Stock Options		23,400					307		307
Tax Benefit Related to Equity Award Activity						(3)			(3)
Equity Based Compensation						774			774
Restricted Shares Issued		1,618				(3)			(3)
Change in Fair Value of Cash Flow Hedges,
Net of Tax, and Realized Gains								7,446	7,446
Deferred Compensation Obligation				(215)	215			—	—
Amortization of Prior Service Cost								(588)	(588)
Change in Unrealized Gain on Securities Available For
Sale, Net of Tax and Realized Gains								9,588	9,588
Issuance of Preferred Stock and Stock Warrants	73,578					4,580			78,158
Redemption of Preferred Stock and Stock Warrants	(73,578)					(2,200)			(75,778)

BALANCE DECEMBER 31, 2009	$—	20,935,421	$209	$(2,482)	$2,482	$225,088	$184,599	$2,753	$412,649

(1)	Represents reclassification of the non-credit related component of previously recorded Other-Than-Temporary impairment, pursuant to the provisions of the Investments-Debt and Equity Securities Topic of FASB ASC.

(2)	Includes $196 discount of accretion on preferred stock and $4,384 of deemed dividend associated with the Company’s exit from the U.S. Treasury’s Capital Purchase Program.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009	2008	2007
	(Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$22,989	$23,964	$28,381
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Depreciation and amortization	5,744	4,636	5,230
Provision for loan losses	17,335	10,888	3,130
Deferred income tax benefit	(2,281)	(7,871)	(1,820)
Net (gain) loss on sale of investments	(1,354)	609
Loss on sale of fixed assets	85	2	55
Loss on write-down of investments in securities available for sale	8,958	7,216	—
Loss on sale of other real estate owned	415	217	9
Realized gain on sale leaseback transaction	(1,034)	(689)	—
Stock based compensation	774	526	391
Increase in cash surrender value of bank-owned life insurance	(2,651)	(2,556)	(2,004)
Net change in:
Trading assets	(3,470)	686	71
Loans held for sale	(5,115)	2,777	731
Other assets	12,141	(23,149)	4,010
Other liabilities	(15,021)	4,786	1,705

TOTAL ADJUSTMENTS	14,526	(1,922)	11,508

NET CASH PROVIDED BY OPERATING ACTIVITIES	37,515	22,042	39,889

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Proceeds from sales of Securities Available For Sale	168,556	109,689	20,000
Proceeds from maturities and principal repayments of Securities Available For Sale	158,458	91,335	58,023
Proceeds from maturities and principal repayments of Securities Held to Maturity	7,660	12,543	31,364
Purchase of Securities Available For Sale	(92,966)	(267,101)	(99,937)
Purchase of Securities Held to Maturity	(68,381)	—	(699)
(Purchase) redemption of Federal Home Loan Bank stock	—	(642)	5,450
Purchase of Bank Owned Life Insurance	(267)	(267)	(1,680)
Net increase in Loans	(69,905)	(156,137)	(21,526)
Cash Provided By (used in) Business Combinations	97,335	(13,670)	(4,227)
Purchase of Bank Premises and Equipment	(6,601)	(8,220)	(7,442)
Proceeds from the sale of Bank Premises and Equipment	67	57	1,562
Proceeds from the sale of other real estate owned	5,124	718	486
Proceeds from Sale Leaseback Transaction	—	31,433	—

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	199,080	(200,262)	(18,626)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Net (decrease) increase in Time Deposits	(170,699)	136,307	(34,948)
Net increase (decrease) in Other Deposits	265,506	5,394	(28,786)
Net increase in Federal Funds Purchased and Assets Sold Under Repurchase Agreements	19,572	32,277	30,355
Net increase (decrease) in Short Term Federal Home Loan Bank Advances	(81,000)	65,000	6,000
Repayment of Long Term Federal Home Loan Bank Advances	(180,910)	(97,631)	—
Net increase (decrease) in Treasury Tax & Loan Notes	(794)	(123)	116
Redemption of Issuance of Subordinated Debentures	—	—	(25,773)
Proceeds from Issuance of Subordinated Debentures	—	30,000	—
Payment for the purchase of Common Stock	—	—	(30,696)
Proceeds from issuance of Preferred Stock and Stock Warrants	78,158	—	—
Redemption of Preferred Stock	(78,158)	—	—
Redemption of Warrants	(2,200)	—	—
Proceeds from exercise of stock options	307	695	1,029
Tax (expense) benefit from stock option exercises	(3)	131	65
Restricted Shares Issued	(3)	(4)	(5)
Dividends paid
Preferred Dividends	(1,118)	—	—
Common Dividends	(13,455)	(11,135)	(9,495)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(164,797)	160,911	(92,138)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	71,798	(17,309)	(70,875)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	50,107	67,416	138,291

CASH AND CASH EQUIVALENTS AT END OF YEAR	$121,905	$50,107	$67,416

Cash paid during the year for:
Interest on deposits and borrowings	$52,884	$59,340	62,444
Income taxes	4,877	16,817	8,003
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfer of loans to foreclosed assets	4,440	2,063	986
In conjunction with the purchase acquisition detailed in Note 2 to the Consolidated Financial Statements, assets were acquired and liabilities were assumed as follows:
Common Stock Issued for acquisition	$84,498	$76,228	$—
Fair value of assets acquired, net of cash acquired	908,359	676,115	4,227
Fair value of liabilities assumed	921,945	586,419	—

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Summary of Significant Accounting Policies

Independent Bank Corp. (“the Company”) is a bank holding company whose principal subsidiary is Rockland Trust Company (“Rockland Trust” or the “Bank”). Rockland Trust is a state-chartered commercial bank, which operates 68 full service and three limited service retail branches, eleven commercial banking centers, four investment management offices and four mortgage lending centers, all of which are located in eastern Massachusetts, including Cape Cod, with the exception of an investment management group located in Lincoln, Rhode Island. Rockland Trust deposits are insured by the Federal Deposit Insurance Corporation, subject to regulatory limits. The Company’s primary source of income is from providing loans to individuals and small-to-medium sized businesses in its market area.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, the Bank and other wholly-owned subsidiaries, except three wholly owned subsidiaries that are not consolidated. All significant intercompany balances and transactions have been eliminated in consolidation. The Company consolidates subsidiaries in which it holds, directly or indirectly, more than 50% of the voting rights or where it exercises control. Entities where the Company holds 20% to 50% of the voting rights, or has the ability to exercise significant influence or both, are accounted for under the equity method. The Company would consolidate entities deemed to be variable interest entities (VIEs) when it is determined to be the primary beneficiary. A legal entity is referred to as a VIE if any of the following conditions exist: (1) the total equity investment at risk is insufficient to permit the legal entity to finance its activities without additional subordinated financial support from other parties, or (2) the entity has equity investors that cannot make significant decisions about the entity’s operations or that do not absorb their proportionate share of the expected losses or receive the expected returns of the entity.

A VIE must be consolidated by the Company if the Company is deemed to be the primary beneficiary of the VIE, which is the party involved with the VIE that will absorb a majority of the expected losses, receive a majority of the expected residual returns, or both. The Company has significant variable interests in three VIEs formed to issue trust preferred securities. These VIEs are not consolidated because the Company is not the primary beneficiary.

Reclassification

Certain previously reported amounts have been reclassified to conform to the current year’s presentation.

Accounting Standards Codification

The Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) became effective on July 1, 2009. At that date, the ASC became FASB’s officially recognized source of authoritative U.S. generally accepted accounting principles (GAAP) applicable to all public and non-public non-governmental entities, superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and related literature. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered nonauthoritative. The switch to the ASC affects the way companies refer to U.S. GAAP in financial statements and accounting policies. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section, and Paragraph structure.

Use of Estimates

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

Loans originated by the Bank to lessors of non-residential buildings represented 13.2% and 14.5% of the total loan portfolio as of December 31, 2009 and 2008, respectively. Within this concentration category the Company is well diversified among collateral property types and tenant industries.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold and assets purchased under resale agreements. Generally, federal funds are sold for up to two week periods. Included in cash and due from banks are interest bearing reserves held at the Federal Reserve Bank.

Trading Assets

Securities that are held principally for resale in the near term and assets used to fund certain non-qualified executive retirement obligations, which are held in the form of Rabbi Trusts, are recorded in the trading asset account at fair value with changes in fair value recorded in earnings. Interest on dividends are included in net interest income.

Securities

Debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. Securities not classified as held to maturity or trading, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value, with changes in fair value excluded from earnings and reported in other comprehensive income, net of the related tax. Purchase premiums and discounts are recognized in interest income, using the interest method, to arrive at periodic interest income at a constant effective yield, thereby reflecting the securities market yield. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Declines in the fair value of held to maturity and available for sale securities below their cost deemed to be other-than-temporary impairment (“OTTI”) are written down to the fair value as indicated by a cash flow analysis. To the extent the estimated cash flows do not support the amortized cost, that amount is considered credit loss and recognized in earnings and the remainder of the OTTI charge is considered due to other factors, such as liquidity or interest rates, and thus is not recognized in earnings, but rather through other comprehensive income. The Company evaluates individual securities that have fair values below cost for six months or longer or for a shorter period of time if considered appropriate by management to determine if the decline in fair value is other than temporary. Consideration is given to the obligor of the security, whether the security is guaranteed, whether there is a projected adverse change in cash flows, the liquidity of the security, the type of security, the capital position of security issuers, and payment history of the security, amongst other factors when evaluating these individual securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Loans Held for Sale

Loans originated and intended for sale in the secondary market are carried at the lower of cost or fair value (“LOCOM”). Gains and losses on loan sales (sales proceeds minus carrying amount) are recorded in Mortgage Banking Income, and direct loan origination costs and fees are deferred at origination of the loan and recognized in Mortgage Banking Income upon sale of the loan.

Loans

Loans are carried at the principal amounts outstanding, or amortized acquired fair value, in the case of acquired loans, adjusted by partial charge-offs and net deferred loan costs or fees. Interest income for commercial, small business, real estate, and consumer loans is accrued based upon the daily principal amount outstanding except for loans on nonaccrual status.

Loans are generally placed on nonaccrual status if the payment of principal or interest is past due more than 90 days, or sooner if management considers such action to be prudent. As permitted by banking regulations, consumer loans past due 90 days or more may continue to accrue interest however, such loans are usually charged off after 120 days of delinquency. In addition, certain commercial and real estate loans that are more than 90 days past due may be kept on an accruing status if the loan is well secured and in the process of collection. As a general rule, a commercial or real estate loan more than 90 days past due with respect to principal or interest is classified as a nonaccrual loan. Income accruals are suspended on all nonaccrual loans and all previously accrued and uncollected interest is reversed against current income. A loan remains on nonaccrual status until it becomes current with respect to principal and interest (and in certain instances remains current for up to six months), or when management no longer has doubt about the collection of principal and interest when the loan is liquidated, or when the loan is determined to be uncollectible and is charged-off against the allowance for loan losses. When doubt exists as to the collectability of the remaining recorded investment in an asset in nonaccrual status, any payments received are applied to reduce the recorded investment in the asset to the extent necessary to eliminate such doubt.

Loan fees and certain direct origination costs are deferred and amortized into interest income over the expected term of the loan using the level-yield method. When a loan is paid off, the unamortized portion of the net origination fees are recognized into interest income.

Loans purchased with evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected are considered to be credit impaired. Evidence of credit quality deterioration as of the purchase date may include information such as past due and nonaccrual status, borrower credit scores and recent loan to value percentages. Purchased credit-impaired loans are accounted for under the accounting guidance topic receivables quality — loans and debt securities acquired with deteriorated credit quality and initially measured at fair value, which includes estimated future credit losses expected to be incurred over the life of the loan. Accordingly, an allowance for credit losses related to these loans is not carried over and recorded at the acquisition date. Management estimated the cash flows expected to be collected at acquisition using the Company’s internal risk models, which incorporate the estimate of current key assumptions, such as default rates, severity, and prepayment speeds.

Allowance for Loan Losses

The allowance for loan losses is established based upon the level of inherent risk estimated to exist in the current loan portfolio. Loan losses are charged against the allowance when management believes the collectability of a loan balance is doubtful. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management. It is based upon management’s systematic periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. In addition, various

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the institution to recognize additions to the allowance based on their judgments about information available to them at the time of their examinations.

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

Large groups of homogeneous loans are collectively evaluated for impairment. As such, the Bank does not typically identify individual loans within these groupings as impaired loans or for impairment evaluation and disclosure. At December 31, 2009 impaired loans include all commercial real estate loans, and commercial and industrial loans that are on nonaccrual status and certain potential problem loans.

In cases where a borrower experiences financial difficulties and the Company makes certain concessionary modifications to contractual terms, the loan is classified as a restructured loan. Modifications may include rate reductions, principal forgiveness, forbearance and other actions intended to minimize economic loss and avoid foreclosure or repossession of collateral. The allowance for loan losses on restructured loans is determined by discounting the restructured cash flows by the original effective rate. Loans restructured at a rate equal to or greater than that of a new loan with comparable risk at the time the contract is modified may be excluded from restructured loan disclosures in years subsequent to the restructuring if they are in compliance with the modified terms.

Generally, a nonaccrual loan that is restructured remains on nonaccrual for a period of six months to demonstrate the borrower can meet the restructured terms. However, performance prior to the restructuring, or significant events that coincide with the restructuring, are considered in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual status at the time of the restructuring or after a shorter performance period. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, the loan remains as a nonaccrual loan.

In the ordinary course of business, the Company enters into commitments to extend credit, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable. The credit risk associated with these commitments is evaluated in a manner similar to the allowance for loan losses. The reserve for unfunded lending commitments is included in other liabilities in the balance sheet.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreclosed Assets

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value, less cost to sell. Revenue and expenses from operations and changes in the valuation allowance (any direct write-downs) are included in net expenses from foreclosed assets.

Federal Home Loan Bank Stock

The Company, as a member of the FHLB Boston (“FHLBB”) system, is required to maintain an investment in capital stock of the FHLB. Based on redemption provisions of the FHLBB, the stock has no quoted market value and is carried at cost. In December 2008, the FHLBB declared a moratorium on the redemption of its stock. Also, subsequent to year end 2008, the FHLBB announced that it has indefinitely suspended its dividend payment beginning in the first quarter of 2009, and will continue the moratorium, put into effect during the fourth quarter of 2008, on all excess stock repurchases in an effort to help preserve capital. Although the FHLBB reported a net loss for the years ended December 31, 2009 and December 31, 2008, the Company reviewed recent public filings and rating agency’s analysis which showed high ratings, a capital position which exceeds all required capital levels, and other factors, which were considered by the Company’s management when determining if an OTTI exists with respect to the Company’s investment in FHLBB. As a result of the Company’s review for OTTI, management deemed the investment in the FHLBB stock not to be OTTI as of December 31, 2009 and it will continue to be monitored closely. There can be no assurance as to the outcome of management’s future evaluation of the Company’s investment in the FHLBB.

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

Goodwill is subject to ongoing periodic impairment tests and is evaluated using a two step impairment approach. Step one of the impairment testing compares book value to the market value of the Company’s stock, or to the fair value of the reporting unit. If test one is failed a more detailed analysis is performed, which involves measuring the excess of the fair value of the reporting unit, as determined in step one, over the aggregate fair value of the individual assets, liabilities, and identifiable intangibles as if the reporting unit was being acquired in a business combination. During 2009 the Company passed step one and no further analysis was required. As a result of such impairment testing, the Company determined goodwill was not impaired.

Identifiable intangible assets consist of core deposit intangibles, non-compete agreements, brand name, and customer lists and are amortized over their estimated lives on a method that approximates the amount of economic benefits that are realized by the Company. They are reviewed for impairment whenever events or changes in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

circumstances indicate that the carrying amount of the assets may not be recoverable. The range of useful lives are as follows:

Core Deposit Intangibles	7 - 10 Years
Non-Compete Agreements	5 Years
Customer Lists	10 Years
Brand name	5 Years

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

Bank Owned Life Insurance

Increases in the cash surrender value (“CSV”) of bank owned life insurance (“BOLI”) policies, as well as death benefits received net of any CSV, are recorded in other non-interest income, and are not subject to income taxes. The CSV of the policies are recorded as assets of the Bank. Any amounts owed to employees from policy benefits are recorded as liabilities of the Bank. The Company reviews the financial strength of the insurance carriers prior to the purchase of BOLI and annually thereafter. BOLI with any individual carrier is limited to 15% of tier one capital and BOLI in total is limited to 25% of tier one capital.

Derivatives

The Company manages economic risks, including interest rate, and liquidity, primarily by managing the amount, sources, and duration of it debt, funding, and the use of derivative financial instruments. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and it known or expected cash payments principally to manage the Company’s interest rate risk.

Derivative instruments are carried at fair value in the Company’s financial statements. The accounting for changes in the fair value of a derivative instrument is determined by whether it has been designated and qualifies as part of a hedging relationship, and further, by the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, the Company designated the hedging instrument, based upon the exposure being hedged, as either a fair value hedge or a cash flow hedge. For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transactions affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item (i.e., the ineffective portion), if any, is recognized in current earnings during the period. For derivative instruments designated and qualifying as a fair value hedge (i.e., hedging the exposure to changes in the fair value of an asset or liability or an identified portion thereof that is attributable to the hedged risk), the gain or loss on the derivative instrument, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, are recognized in current earnings during the period of the change in fair values. For derivative instruments not designated at hedging instruments, the gain or loss is recognized in current earnings during the period of change.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Mortgage loan commitments that relate to the origination of a mortgage that will be held for sale upon funding are considered derivative instruments. Loan commitments that are derivatives are recognized at fair value on the consolidated balance sheet in other assets and other liabilities with changes in their fair value recorded in Mortgage Banking Income. The value associated with servicing these loans is included in the fair value measurement of all written loan commitments.

The Company also enters into forward sales agreements for certain funded loans and loan commitments. The Company records unfunded commitments intended for sale and forward sales agreements at fair value with changes in fair value recorded as a component of Mortgage Banking Income.

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

Retirement Plans

At the measurement date, plan assets are determined based on fair value, generally representing observable market prices. The actuarial cost method used to compute the pension liabilities and related expense is the projected unit credit method. The projected benefit obligation is principally determined based on the present value of the projected benefit distributions at an assumed discount rate. The discount rate which is utilized is based on the investment yield of high quality corporate bonds available in the market place with maturities equal to projected cash flows of future benefit payments as of the measurement date. Periodic pension expense (or income) includes service costs, interest costs based on the assumed discount rate, the expected return on plan assets, if applicable, based on an actuarially derived market-related value and amortization of actuarial gains and losses. The overfunded or underfunded status of the plans is recorded as an asset or liability on the balance sheet, with changes in that status recognized through other comprehensive income.

In the case of multiple employer plans, the pension expense is equal to the contributions made by the Company during the plan year.

Stock-Based Compensation

The Company values share-based awards granted using the Black-Scholes option-pricing model. The Company is recognizing compensation expense for its awards on a straight-line basis over the requisite service period for the entire award (straight-line attribution method), ensuring that the amount of compensation cost recognized at any date at least equals the portion of the grant-date fair value of the award that is vested at that time.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additionally, a liability for unrecognized tax benefits is recorded for uncertain tax positions taken by the Company on its tax returns for which there is less than a 50% likelihood of being recognized upon a tax examination.

Tax credits generated from the New Markets Tax Credit program are reflected in earnings when realized for federal income tax purposes.

Investment Management Trust Assets

Assets held in a fiduciary or agency capacity for customers are not included in the accompanying consolidated balance sheet, as such assets are not assets of the Company. Revenue from administrative and management activities associated with these assets is recorded on an accrual basis.

Earnings per Share

Basic earnings per share are calculated by dividing net income available to the common shareholder by the weighted average number of common shares outstanding before any dilution during the period. Unvested restricted shares and stock options outstanding are not included in common shares outstanding. Diluted earnings per share have been calculated in a manner similar to that of basic earnings per share except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares (such as those resulting from the exercise of stock options) were issued during the period, computed using the treasury stock method.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains on securities available for sale, unrealized losses related to factors other than credit on debt securities, unrealized gains and losses on cash flow hedges, and changes in the funded status of the pension plan which are also recognized as separate components of equity.

Fair Value of Financial Instruments

Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 16, “Fair Value Disclosure” hereof. Fair value estimates involve uncertainties and matters of significant judgment. Changes in assumptions or in market conditions could significantly affect the estimates.

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

FASB ASC Topic No. 860, “Transfers and Servicing” (SFAS No. 166 (“SFAS 166”), “Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140”)  The objective of this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reporting periods thereafter. Earlier application is prohibited. The Company does not anticipate the adoption of this standard to have a material impact on the Company’s consolidated financial position or results of operations.

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

FASB ASC Topic No. 320, “Investments — Debt and Equity Securities” (FASB Staff Position (“FSP”) SFAS 115-2 &124-2 “Recognition and Presentation of Other-Than-Temporary Impairments”)  Issued on April 9, 2009, this standard amends the other-than-temporary impairment (“OTTI”) guidance in U.S. GAAP for debt securities to make guidance more operational and to improve the presentation and disclosure of OTTI on debt and equity securities in the financial statements, by providing greater clarity to investors about the credit and non-credit components of OTTI. This standard was effective for interim and annual periods ending after June 15, 2009, with early adoption for the interim and annual periods ending after March 15, 2009. The Company elected to early adopt this standard and pursuant to the adoption of this standard, which stated that previously recorded impairment charges which did not relate to credit loss should be reclassified from retained earnings to other comprehensive income (“OCI”), the Company recorded a cumulative effect accounting adjustment that increased retained earnings and decreased OCI for the amount of previously recorded OTTI that was not related to credit. See Note 3 “Securities” hereof for further discussion of the adoption of this standard.

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

FASB ASC Update 2009-12,Topic No. 820 “Fair Value Measurement and Disclosures” (“Investments in Certain Entities that Calculate Net Asset Value per Share”)  Issued on December 15, 2009, this standard clarifies within the fair value hierarchy of a fair value measurement what level an investment that is measured at net asset value per share should be classified as. If a reporting entity has the ability to redeem its investment with the investee at net asset value per share (or its equivalent) at the measurement date, the fair value measurement of the investment shall be categorized as a Level 2 fair value measurement. If a reporting entity will never have the ability to redeem its investment with the investee at net asset value per share (or its equivalent), the fair value measurement of the investment shall be categorized as a Level 3 fair value measurement. This statement shall be effective for the first reporting period, including interim periods, ending after December 15, 2009. The adoption of this standard did not have a material impact on the Company’s consolidated financial position or results of operations.

(2)	Acquisition

Benjamin Franklin Bancorp. Inc.

On April 10, 2009 the Company completed its acquisition of Benjamin Franklin Bancorp., Inc. (“Ben Franklin”), the parent of Benjamin Franklin Bank. The transaction qualified as a tax-free reorganization for federal income tax purposes, and former Ben Franklin shareholders received 0.59 shares of the Company’s common stock for each share of Ben Franklin common stock which they owned. Under the terms of the merger, cash was issued in lieu of fractional

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

shares. Based upon the Company’s $18.27 per share closing price on April 9, 2009, the transaction was valued at $10.7793 per share of Ben Franklin common stock or approximately $84.5 million in the aggregate. As a result of the acquisition, the Company’s outstanding shares increased by 4,624,948 shares.

The Company accounted for the acquisition using the acquisition method pursuant to the Business Combinations Topic of the FASB ASC. Accordingly, the Company recorded merger and acquisition expenses of $12.4 million during the year ended December 31, 2009. Additionally, the acquisition method requires an acquirer to recognize the assets acquired and the liabilities assumed at their fair values as of the acquisition date. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed as of the date of the acquisition.

Net Assets Acquired
(Dollars in thousands)

Assets:
Cash	$98,089
Investments	147,548
Loans, net	687,444
Premises and Equipment	5,919
Goodwill	12,193
Core Deposit & Other Intangible	7,616
Other Assets	47,639

Total Assets Acquired	1,006,448
Liabilities:
Deposits	701,407
Borrowings	196,105
Other Liabilities	24,433

Total Liabilities Assumed	921,945

Purchase Price	$84,503

As noted above, the Company acquired loans at fair value of $687.4 million. Included in this amount was $3.9 million of loans with evidence of deterioration of credit quality since origination for which it was probable, at the time of the acquisition, that the Company would be unable to collect all contractually required payments receivable. The Company’s evaluation of loans with evidence of loan deterioration as of the acquisition date resulted in a nonaccretable difference of $806,000, which is defined as the loan’s contractually required payments receivable in excess of the amount of its cash flows expected to be collected. The Company considered factors such as payment history, collateral values, and accrual status when determining whether there was evidence of deterioration of loan’s credit quality at the acquisition date. As of December 31, 2009 the carrying amount of these loans with evidence of loan deterioration was $1.8 million, and the remaining nonaccretable difference was $14,000. The majority of the decrease in the nonaccretable difference during 2009 was due to loan charge-offs, with the remainder of the decrease being amortized into interest income.

A core deposit intangible of $6.6 million was recorded with an expected life of ten years. There was an additional $650,000 of other intangibles recorded related to non-compete agreements with a life of one year, and other various intangibles of $340,000.

The following summarizes the unaudited pro forma results of operations as if the Company acquired Ben Franklin on January 1, 2009 (2008 amounts represent combined results for the Company and Ben Franklin).

	Year Ended December 31,
	2009	2008

Net Interest Income after Provision for Loan Losses	$137,369	$130,301
Net Income	33,953	27,633
Earnings Per Share- Basic	$1.66	$1.37
Earnings Per Share- Diluted	$1.65	$1.38

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Excluded from the pro forma results of operations for the year ended December 31, 2009 are merger costs net of tax $9.3 million, or $0.47 per diluted share, respectively, primarily made up of the acceleration of certain compensation and benefit costs arising due to the change in control and other merger expenses.

Slade’s Ferry Bancorp.

Effective March 1, 2008, the Company acquired Slade’s Ferry Bancorp. (“Slades”), parent of Slade’s Ferry Trust Company, doing business as Slades Bank. In accordance with SFAS No. 141 “Business Combinations”, the acquisition was accounted for under the purchase method of accounting and, as such, was included in the Company’s results of operations from the date of acquisition. The terms of the agreement called for 75% of the outstanding common shares of Slades stock to be converted to 0.818 shares of Independent Bank Corp. and for the remaining 25% to be purchased for $25.50 in cash. The Company issued 2,492,195 shares of common stock valued at $76.2 million, or $30.59 per share. The $30.59 was determined based on the average of the closing prices of the Company’s shares over a five day trading period beginning two trading days prior to the date of the announcement of the acquisition and ending two trading days following the date of the announcement of the acquisition. The cash payment totaled $25.9 million equating to a total purchase price of $102.2 million. The acquisition of Slades allowed the Company to expand its geographical footprint. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition.

Net Assets Acquired
(Dollars in thousands)

Assets:
Cash acquired	$12,455
Investments	106,700
Loans, net	465,720
Premises and Equipment	11,502
Goodwill	58,123
Core Deposit & Other Intangible	8,961
Other Assets	25,109

Total Assets Acquired	$688,570
Liabilities:
Deposits	$410,769
Borrowings	161,974
Other Liabilities	13,676

Total Liabilities Assumed	$586,419

Purchase Price	$102,151

A core deposit intangible of $8.8 million was recorded with an expected life of ten years. There was an additional $200,000 of other intangibles recorded related to non-compete agreements with a life of one year.

The following summarizes the unaudited pro forma results of operations as if the Company acquired Slades on January 1, 2008 (2007 amounts represent combined results for the Company and Slades).

	Year Ended December 31,
	2008	2007

Net Interest Income after Provision for Loan Losses	$120,507	$113,730
Net Income	23,041	31,211
Earnings Per Share- Basic	$1.42	$1.80
Earnings Per Share- Diluted	$1.41	$1.78

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Excluded from the pro forma results of operations for the year ended December 31, 2008 are merger costs net of tax $641,000 or $0.04 per diluted share, respectively, primarily made up of the acceleration of certain compensation and benefit costs arising due to the change in control and other merger expenses.

(3)	Securities

The amortized cost, gross unrealized holding gains and losses, other-than-temporary impairment recorded in other comprehensive income, and fair value of securities held to maturity at December 31 were as follows:

	2009					2008
			Gross Unrealized					Gross Unrealized
			Losses					Losses
		Gross		Other-Than-			Gross		Other-Than-
	Amortized	Unrealized		Temporary	Fair	Amortized	Unrealized		Temporary	Fair
	Cost	Gains	Other	Impairment	Value	Cost	Gains	Other	Impairment	Value
		(Dollars in thousands)					(Dollars in thousands)

Agency Mortgage-Backed Securities	$54,064	$503	$(283)	$—	$54,284	$3,470	$130	$—	$—	$3,600
Agency Collateralized Mortgage Obligations	14,321	85	—	—	14,406	—	—	—	—	—
State, County, and Municipal Securities	15,252	384	—	—	15,636	19,516	324	(53)	—	19,787
Single Issuer Trust Preferred Securities Issued by Banks	9,773	—	(661)	—	9,112	9,803	—	(2,800)	—	7,003

Total	$93,410	$972	$(944)	$—	$93,438	$32,789	$454	$(2,853)	$—	$30,390

The amortized cost, gross unrealized holding gains and losses, other-than-temporary impairment recorded in other comprehensive income and fair value of securities available for sale at December 31 were as follows:

	2009					2008
			Gross Unrealized					Gross Unrealized
			Losses					Losses
		Gross		Other-Than-			Gross		Other-Than-
	Amortized	Unrealized		Temporary	Fair	Amortized	Unrealized		Temporary	Fair
	Cost	Gains	Other	Impairment	Value	Cost	Gains	Other	Impairment	Value
	(Dollars in thousands)					(Dollars in thousands)

U.S. Treasury Securities	$744	$—	$—	$—	$744	$705	$5	$—	$—	$710
Agency Mortgage-Backed Securities	435,929	16,450	(470)	—	451,909	462,539	12,721	(177)	—	475,083
Agency Collateralized Mortgage Obligations	31,323	774	(75)	—	32,022	56,541	323	(81)	—	56,783
Private Mortgage-Backed Securities(1)	15,640	—	(681)	(670)	14,289	22,020	—	(6,506)	—	15,514
State, County, and Municipal Securities	4,000	81	—	—	4,081	18,620	334	—	—	18,954
Corporate Debt Securities	—	—	—	—	—	24,925	927	—	—	25,852
Single Issuer Trust Preferred Securities Issued by Banks	5,000	—	(1,990)	—	3,010	5,000	—	(2,798)	—	2,202
Pooled Trust Preferred Securities Issued by Banks and Insurers(1)(2)	8,705	—	(2,382)	(3,728)	2,595	17,437	—	(6,269)	(5,975)	5,193

Total	$501,341	$17,305	$(5,598)	$(4,398)	$508,650	$607,787	$14,310	$(15,831)	$(5,975)	$600,291

(1)	During the year ended December 31, 2009, the Company recorded OTTI of $9.0 million, included in the $9.0 million of OTTI was $1.6 million which the Company had previously reclassed from OCI to earnings as it was considered to be non-credit related.

(2)	The Company recorded OTTI charges in this category of $7.2 million for the year ended December 31, 2008. For securities deemed to be other-than-temporarily impaired the amortized cost reflects previous OTTI recognized in earnings. Subsequently, pursuant to the provisions of the Investments — Debt and Equity Securities Topic of the FASB ASC, which stated that previously recorded impairment charges which did not relate to credit loss should be reclassified from retained earnings to OCI, the Company recorded a cumulative

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

effect adjustment that increased retained earnings and decreased OCI by $6.0 million, or $3.8 million net of tax, respectively.

The table above reflects the reclass to OCI pursuant to the provisions of the Investments — Debt and Equity Securities Topic of the FASB ASC for comparative illustrative purposes only, as the FASB ASC was adopted effective January 1, 2009.

The Company recorded gross gains on the sale of securities of $1.4 million and $756,000 for the year ended December 31, 2009 and 2008, respectively, and there were no gross gains recorded in 2007 on the sale of available for sale securities. The Bank realized $25,000 gross losses on the sale of securities in 2009, $1.4 million gross losses on the sale of securities in 2008, and no gross losses on the sale of securities in 2007. When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on the sale. In 2009 the majority of the acquired Ben Franklin portfolio was sold resulting in a small gross loss of $25,000. In 2008 the Company sold the majority of Slades’ investment securities portfolio, which comprised the majority of the $1.4 million gross losses in 2008.

A schedule of the contractual maturities of securities held to maturity and securities available for sale as of December 31, 2009 is presented below.

	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in thousands)		(Dollars in thousands)

Due in one year or less	$588	$601	$4,000	$4,081
Due from one year to five years	7,350	7,569	35,732	36,647
Due from five to ten years	7,644	7,915	122,429	127,019
Due after ten years	77,828	77,353	339,180	340,903

Total	$93,410	$93,438	$501,341	$508,650

The actual maturities of agency mortgage-backed securities, collateralized mortgage obligations, private mortgage-backed securities, and corporate debt securities will differ from the contractual maturities, due to the ability of the issuers to prepay underlying obligations. At December 31, 2009 and 2008, the Bank has $31.7 million and $45.8 million, respectively, of callable securities in its investment portfolio.

On December 31, 2009 and December 31, 2008 investment securities carried at $297.2 million and $254.6 million, respectively, were pledged to secure public deposits, assets sold under repurchase agreements, treasury tax and loan notes, letters of credit, and for other purposes as required by law. During 2009 the Federal Home Loan Bank Boston (“FHLBB”) changed the requirements for pledging securities as collateral, by requiring that the securities be held in a safekeeping account at the FHLBB. The Bank currently is not safekeeping securities with the FHLBB and therefore the securities are not eligible to be pledged as collateral at this time. Management will continue to review the cost/benefit and its liquidity needs as it relates to safekeeping and pledging investment securities at the FHLBB. At December 31, 2009 there were no securities pledged to the FHLBB to secure advances and at December 31, 2008, $310.6 million of securities, at carrying value, were pledged to the FHLBB to secure advances.

At year-end December 31, 2009 and 2008, the Company had no investments in obligations of individual states, counties, or municipalities, which exceed 10% of stockholders’ equity.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In determining which portion of the OTTI charge is related to credit, and what portion is related to other factors, management considers the reductions in the cash flows due to credit and ascribes that portion of the OTTI charge to credit. Simply, to the extent the estimated cash flows do not support the amortized cost, that amount is considered credit loss and the remainder of the unrealized loss is considered due to other factors, such as liquidity or interest rates, and thus is not recognized in earnings, but rather through other comprehensive income.

The following tables show the gross unrealized losses and fair value of the Company’s investments in an unrealized loss position, which the Company has not deemed to be OTTI, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

		At December 31, 2009
		Less Than 12 Months		12 Months or Longer		Total
	# of		Unrealized		Unrealized		Unrealized
Description of Securities	Holdings	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
				(Dollars in thousands)

Agency Mortgage-Backed Securities	8	$62,716	$(753)	$—	$—	$62,716	$(753)
Agency Collateralized Mortgage Obligations	5	3,557	(75)	—	—	3,557	(75)
Private Mortgage-Backed Securities	1	—	—	8,653	(681)	8,653	(681)
City, State, and Local Municipal Bonds	0	—	—	—	—	—	—
Single Issuer Trust Preferred Securities Issued by Banks and Insurers	4	—	—	12,122	(2,651)	12,122	(2,651)
Pooled Trust Preferred Securities Issued by Banks and Insurers	2	—	—	2,334	(2,382)	2,334	(2,382)

Total Temporarily Impaired Securities	20	$66,273	$(828)	$23,109	$(5,714)	$89,382	$(6,542)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		At December 31, 2008
		Less Than 12 Months		12 Months or Longer		Total
	# of		Unrealized		Unrealized		Unrealized
Description of Securities	Holdings	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
				(Dollars in thousands)

Agency Mortgage-Backed Securities	10	$4,326	$(177)	$—	$—	$4,326	$(177)
Agency Collateralized Mortgage Obligations	4	16,730	(81)	—	—	16,730	(81)
Private Mortgage-Backed Securities	2	15,514	(6,506)	—	—	15,514	(6,506)
City, State, and Local Municipal Bonds	4	1,613	(54)	—	—	1,613	(54)
Single Issuer Trust Preferred Securities Issued by Banks and Insurers	4	1,043	(496)	8,163	(5,102)	9,206	(5,598)
Pooled Trust Preferred Securities Issued by Banks and Insurers	3	—	—	3,495	(6,268)	3,495	(6,268)

Total Temporarily Impaired Securities	27	$39,226	$(7,314)	$11,658	$(11,370)	$50,884	$(18,684)

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

Private Mortgage-Backed Securities:  The unrealized loss on this security, which is below investment grade, is attributable to the credit rating downgrades received during the past year and the general uncertainty surrounding the housing market and its potential impact on securitized mortgage loans. Management evaluates various factors, including current and expected performance of underlying collateral, to determine collectability of amounts due.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Management monitors the following issuances closely for impairment due to the history of OTTI losses recorded within these classes of securities. Management has determined that the securities possess characteristics which in this economic environment could lead to further OTTI charges. The following tables summarize pertinent information that was considered by management in determining if OTTI existed.

							Total Cumulative
							Other-Than-
						Lowest Credit	Temporary
				Other-		Ratings as of	Impairment Thru
			Gross Unrealized	Than-Temporary		December 31,	December 31,
Security Name	Class	Amortized Cost*	Loss	Impairment	Fair Value	2009	2009
				(Dollars in thousands)

Pooled Trust Preferred Securities
Pooled Trust Preferred Security A	C1	$1,283	$—	$(1,224)	$59	CC(Fitch); Ca(Moody’s)	$(4,900)
Pooled Trust Preferred Security B	D	—	—	—	—	C (Fitch)	(3,481)
Pooled Trust Preferred Security C	C1	539	—	(503)	36	C (Fitch)	(952)
Pooled Trust Preferred Security D	D	—	—	—	—	C (Fitch)	(990)
Pooled Trust Preferred Security E	C1	2,167	—	(2,001)	166	CC(Fitch); Ca(Moody’s)	(3,282)
Pooled Trust Preferred Security F	B	1,887	(1,228)	—	659	B3 (Moody’s)	—
Pooled Trust Preferred Security G	A1	2,829	(1,154)	—	1,675	BBB-(S&P)	—

		$8,705	$(2,382)	$(3,728)	$2,595		$(13,605)

Private Mortgage-Backed Securities
Private Mortgage-Backed Securities — One	2A1	$6,306	$—	$(670)	$5,636	CC (Fitch)	$(987)
Private Mortgage-Backed Securities — Two	A19	9,334	(681)	—	8,653	B (Fitch)	—

		$15,640	$(681)	$(670)	$14,289		$(987)

*	For the securities deemed impaired the amortized cost reflects previous OTTI recognized in earnings.

	Number of
	Performing Banks	Current	Total Projected	Excess Subordination (After
	and Insurance Cos.	Deferrals/Defaults/Losses	Defaults/Losses (as	Taking Into Account Best
	in Issuance	(As a % of Original	a % of Performing	Estimate of Future
Security Name	(Unique)	Collateral)	Collateral)	Deferrals/Defaults/Losses)*

Pooled Trust Preferred Securities
Trust Preferred Security A	68	29.44%	25.42%	0.00%
Trust Preferred Security B	68	29.44%	25.42%	0.00%
Trust Preferred Security C	53	30.96%	24.55%	0.00%
Trust Preferred Security D	53	30.96%	24.55%	0.00%
Trust Preferred Security E	55	24.99%	20.31%	0.00%
Trust Preferred Security F	37	21.24%	21.43%	43.52%
Trust Preferred Security G	37	21.24%	21.43%	22.36%
Private Mortgage-Backed Securities
Private Mortgage-Backed Securities — One	N/A	0.57%	6.12%	0.00%
Private Mortgage-Backed Securities — Two	N/A	0.18%	8.14%	0.00%

*	Excess subordination represents the additional default/losses in excess of both current and projected defaults/losses that the security can absorb before the security experiences any credit impairment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company recorded OTTI of $9.0 million through earnings for the year ended December 31, 2009, all of which was determined to be credit related. Included in the $9.0 million of OTTI was $1.6 million which the Company reclassed from OCI to earnings for OTTI previously considered to be non-credit related. For the year ended December 31, 2008 the Company recorded OTTI on certain investment grade pooled trust preferred securities, which resulted in a charge to non-interest income of $7.2 million. In connection with the adoption of new authoritative guidance, previously recorded impairment charges which did not relate to credit loss were reclassified from retained earnings to OCI as of January 1, 2009. Accordingly, the Company recorded a cumulative effect adjustment that increased retained earnings and decreased OCI by $6.0 million, or $3.8 million, net of tax. The remaining $1.2 million of the previously recorded $7.2 million OTTI charge was deemed to be credit related. The following table shows the credit related component of other-than-temporary impairment.

Credit Related Component of Other-Than-Temporary Impairment

(Dollars in thousands)

Balance at January 1, 2009	$(1,236)
Add:
Incurred on Securities not Previously Impaired	(3,993)
Incurred on Securities Previously Impaired	(4,965)
Less:
Realized Gain/Loss on Sale of Securities	—
Reclassification Due to Changes in Company’s Intent	—
Increases in Cash Flow Expected to be Collected	—

Balance at December 31, 2009	$(10,194)

Trading assets, at fair value, consist of the following:

	At December 31,
	2009	2008
	Fair Value
	(Dollars in thousands)

Cash Equivalents	$71	$60
Fixed Income Securities	1,229	569
Marketable Equity Securities	4,871	2,072

Total	$6,171	$2,701

The Company realized a loss on trading activities of $215,000 in 2009, and gains of $1,000 and $134,000 in 2008 and 2007, respectively, which is included in other income. The majority of the trading assets are held for funding non-qualified executive retirement obligations within a Rabbi Trust (see Note 14, “Employee Benefit Plans” hereof). A majority of the equity securities are comprised of a $3.2 million equities portfolio, of which $1.2 million was acquired as part of the Slades acquisition and $2.0 million was acquired as part of the Ben Franklin transaction. These portfolios are entirely comprised of funds whose investment objective is to invest in geographically specific private placement debt securities designed to support underlying economic activities such as community development and affordable housing.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4)	Loans and Allowance For Loan Losses

A summary of the balances of loans follows:

	At December 31,
	2009	2008
	(Dollars in thousands)

COMMERCIAL AND INDUSTRIAL	$372,978	$270,390
COMMERCIAL REAL ESTATE	1,614,557	1,126,774
COMMERCIAL CONSTRUCTION	175,636	172,314
SMALL BUSINESS	82,517	86,598
RESIDENTIAL REAL ESTATE	553,086	409,694
RESIDENTIAL CONSTRUCTION	10,736	10,950
HOME EQUITY	471,023	405,668
CONSUMER — AUTO	79,273	127,956
CONSUMER — OTHER	32,341	38,419
NET DEFERRED LOAN FEES	3,368	3,773

TOTAL LOANS	3,395,515	2,652,536
LESS: ALLOWANCE FOR LOAN LOSSES	(42,361)	(37,049)

NET LOANS	$3,353,154	$2,615,487

An analysis of the changes in allowance for loan losses for the years ended December 31 is as follows:

	2009	2008	2007
	(Dollars in thousands)

Allowance for loan losses, beginning of year	$37,049	$26,831	$26,815
Loans charged off	(13,255)	(7,138)	(3,868)
Recoveries on loans previously charged off	1,232	944	754

Net charge-offs	(12,023)	(6,194)	(3,114)
Allowance related to business combinations	—	5,524	—
Provision charged to expense	17,335	10,888	3,130

Allowance for loan losses, end of year	$42,361	$37,049	$26,831

Impaired and Nonaccrual Loans

Impaired loans included all commercial real estate loans and commercial and industrial loans on nonaccrual status, troubled debt restructures, and other loans that have been categorized as impaired. Total impaired loans at December 31, 2009 and 2008 were $39.2 million and $15.6 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Bank’s recorded investment in impaired loans and the related valuation allowance was as follows:

	At December 31,
	2009	2008
	(Dollars in thousands)

Impaired loans:
Valuation allowance required	$14,163	$5,532
No valuation allowance required	25,068	10,109

Total	$39,231	$15,641

Valuation allowance related to impaired loans	$1,772	$2,121
Total loans accounted for on a nonaccrual basis	$35,891	$26,658
Total loans past-due ninety days or more and still accruing	$292	$275

See the table below for interest income that was recognized or collected on the nonaccrual loans as of the dates indicated:

	Years Ended December 31,
	2009	2008	2007
	(Dollars in thousands)

Average investment in impaired loans	$29,360	$7,885	$3,861
Interest income that would have been recognized if nonaccruing loans at their respective dates had been performing	$2,004	$890	$326
Interest income recognized on troubled debt restructured accruing loans at their respective dates(1)	$330	$21	$—
Interest collected on these nonaccrual and restructured loans and included in interest income(1)	$359	$198	$120

(1)	There were no restructured loans at December 31, 2007.

Included in certain loan categories in the impaired loans are troubled debt restructurings that were classified as impaired. At December 31, 2009, the Company had $5.0 million residential mortgages, $1.4 million of consumer loans and $690,000 of commercial loans that were modified in troubled debt restructurings.

Loan Servicing

At December 31, 2009 and 2008, the Company serviced approximately $350.5 million and $250.5 million, respectively, of loans sold to investors in the secondary mortgage market and other financial institutions.

The following summarizes the activity pertaining to mortgage servicing rights measured using the amortization method:

	2009	2008
	(Dollars in thousands)

Balance as of January 1,	$1,498	$2,073
Additions	1,642 *	115
Amortization	(802)	(348)
Change in Valuation Allowance	(143)	(342)

Balance as of December 31,	$2,195	$1,498

*	Included in this number is a mortgage servicing asset of $1.2M acquired as part of the Ben Franklin acquisition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Loans to Insiders

The Bank has granted loans to principal officers, directors (and their affiliates) and principal security holders. All such loans were made in the ordinary course of business on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other persons, and do not involve more than the normal risk of collectability or present other unfavorable features. Annual activity consists of the following:

	2009	2008
	(Dollars in thousands)

Net Principal Balance of Loans Outstanding as of January 1,	$35,143	$28,461
Loan Advances	49,889	56,151
Loan Payments/Payoffs	(53,529)	(49,469)

Net Principal Balance of Loans Outstanding as of December 31,	$31,503	$35,143

(5) Bank Premises and Equipment

Bank premises and equipment at December 31, were as follows:

			Estimated
	2009	2008	Useful Life
	(Dollars in thousands)		(In Years)

Cost:
Land	$11,873	$9,500	N/A
Bank Premises	20,058	15,721	5-39
Leasehold Improvements	15,374	13,352	5-15
Furniture and Equipment	42,732	39,371	3-10

Total Cost	90,037	77,944

Accumulated Depreciation	(45,802)	(41,515)

Net Bank Premises and Equipment	$44,235	$36,429

Depreciation expense related to bank premises and equipment was $4.6 million in 2009 and $4.1 million in 2008 and 2007, which is included in occupancy and equipment expense.

During 2008, the Bank completed a sale and leaseback transaction consisting of 17 branch properties and various individual office buildings. In total the Company sold and concurrently leased back $27.6 million in land and buildings with associated accumulated depreciation of $9.4 million. Proceeds were $32.2 million, resulting in a gain of $13.2 million, net of transaction costs of $753,000. The net gain was deferred and is being amortized ratably over the lease terms of the individual buildings, which terms are either 10 or 15 years, through rent expense as a component of occupancy and equipment expense.

(6)	Goodwill and Identifiable Intangible Assets

Goodwill and identifiable intangible assets as of December 31, 2009 and December 31, 2008 were $143.7 million and $125.7 million, respectively. During the second quarter of 2009 the Company acquired Ben Franklin resulting in additional goodwill of $12.2 million and core deposit and other identifiable intangible assets of $7.6 million. During 2008 the Company completed the acquisition of Slade’s Ferry Bancorp., which resulted in additional goodwill of $58.0 million and other identifiable intangible assets of $9.0 million. Additionally, the Company recorded additional goodwill of approximately $718,000 and $200,000 in 2009 and 2008, respectively relating to earn out payments from prior acquisitions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has $129.3 million of goodwill recorded as of December 31, 2009, of which approximately $38.6 million is expected to be deductible for tax purposes.

The changes in goodwill and identifiable intangible assets for the years ended December 31, 2009, 2008, and 2007 are shown in the table below:

	Carrying Amount of Goodwill and Intangibles
		Core Deposit	Other Identifiable
	Goodwill	Intangibles	Intangible Assets	Total
	(Dollars in thousands)

Balance at December 31, 2006	$55,078	$1,457	$—	$56,535
Recorded during the year	3,218	—	990	4,208
Amortization Expense	—	(323)	(9)	(332)

Balance at December 31, 2007	$58,296	$1,134	$981	$60,411
Recorded during the year	58,141	8,761	200	67,102
Amortization Expense	—	(1,528)	(275)	(1,803)

Balance at December 31, 2008	$116,437	$8,367	$906	$125,710
Recorded during the year	12,911	6,626	990	20,527
Amortization Expense	—	(1,929)	(578)	(2,507)

Balance at December 31, 2009	$129,348	$13,064	$1,318	$143,730

The following table sets forth the estimated annual amortization expense of the identifiable intangible assets:

	2010	2011	2012	2013	2014	2015-2038	Total
	(Dollars in thousands)

Core Deposit Intangibles	$1,789	$1,615	$1,449	$1,449	$1,449	$5,313	$13,064
Other Intangible Assets	254	77	156	158	147	526	1,318

Total Identifiable Intangible Assets	$2,043	$1,692	$1,605	$1,607	$1,596	$5,839	$14,382

(7)  Deposits

The following is a summary of the scheduled maturities of time deposits as of December 31:

	2009		2008
	(Dollars in thousands)

1 year or less	$779,449	84.93%	$676,525	79.96%
Over 1 year to 2 years	107,271	11.69%	98,936	11.69%
Over 2 years to 3 years	22,942	2.50%	64,708	7.64%
Over 3 years to 4 years	7,067	0.77%	1,060	0.13%
Over 4 years to 5 years	1,052	0.11%	729	0.09%
Over 5 years	—	0.00%	4,138	0.49%

Total	$917,781	100.00%	$846,096	100.00%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(8)	Borrowings

Short-term borrowings consist of federal funds purchased, assets sold under repurchase agreements, FHLB borrowings, and treasury tax and loan notes that are contractually due within a year from the maturity date. Information on the amounts outstanding and interest rates of short-term borrowings for each of the three years in the period ended December 31 are as follows:

	2009	2008	2007
	(Dollars in thousands)

Balance outstanding at end of year	$352,604	$329,826	$307,672
Average daily balance outstanding	329,712	207,614	284,601
Maximum balance outstanding at any month end	352,604	329,826	307,672
Weighted average interest rate for the year	0.83%	2.49%	3.89%
Weighted average interest rate at end of year	1.17%	0.93%	3.68%

At December 31, 2009 and 2008, the Bank had $2.4 billion and $1.3 billion, respectively, of assets pledged as collateral against borrowings. The assets are pledged to the FHLBB and the Federal Reserve Bank of Boston. At December 31, 2009, the Company had no outstanding borrowings with the Federal Reserve Bank of Boston.

The Bank has repurchase agreements with major brokerage firms. Borrowings under these agreements are classified as assets sold under repurchase agreements. Both wholesale and retail repurchase agreements are collateralized by securities issued or guaranteed by Government Sponsored Enterprises. At December 31, 2009 and 2008, the Company had $50.0 million of securities repurchase agreements outstanding with third party brokers. In addition to these agreements, the Bank has entered into repurchase agreements with certain customers. At December 31, 2009 and 2008, the Bank had $140.5 million and $120.9 million, respectively, of customer repurchase agreements outstanding. The related securities are included in securities available for sale.

FHLB borrowings are collateralized by a blanket pledge agreement on the Bank’s FHLB stock, certain qualified investment securities, deposits at the Federal Home Loan Bank, residential mortgages held in the Bank’s portfolio, and certain commercial real estate loans. The Bank’s available borrowing capacity at the Federal Home Loan Bank was approximately $356.0 million at December 31, 2009. In addition, the Bank has a $5.0 million line of credit with the FHLB, none of which is outstanding at December 31, 2009.

A schedule of the maturity distribution of FHLB advances, based on the maturity date of the interest rate swaps for all items being hedged, with the weighted average interest rates at December 31, 2009 and 2008 follows:

	2009		2008
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
		(Dollars in thousands)

Due in one year or less	$110,003	3.02%	$36,003	0.28%
Due in greater than one year to five years	194,078	2.92%	279,236	2.82%
Due in greater than five years	58,855	3.47%	114,395	1.74%

Total	$362,936	3.04%	$429,634	2.32%

Of the $362.9 million outstanding at year-end, $135.0 million of these borrowings are hedged by interest rate swaps to fix the rate of interest at an average rate of 2.49% through December 10, 2018.

Also included as long-term borrowings on the Company’s balance sheet are junior subordinated debentures payable to the Company’s unconsolidated VIEs, Trust V and Slade Ferry Trust I, which issued trust preferred securities. At December 31, 2009 the Company has $61.8 million of junior subordinated debentures, of which $51.5 million were issued to an unconsolidated subsidiary, Trust  V, in connection with the issuance of variable rate (LIBOR plus 1.48%) capital securities due in 2037, which is callable March 2012. The Company has locked in a fixed rate of interest of 6.52%, for 10 years, through an interest rate swap. The Company also has $10.3 million of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

outstanding junior subordinated debentures issued to an unconsolidated subsidiary, Slade’s Ferry Trust I, in connection with the issuance of variable rate (LIBOR plus 2.79%) capital securities due in 2034 which is callable quarterly until maturity. The Company unconditionally guarantees all Trust V and Slade’s Ferry Statutory Trust obligations under the trust preferred securities.

In August 2008 Rockland Trust Company, issued $30.0 million of subordinated debt to USB Capital Resources Inc., a wholly-owned subsidiary of U.S. Bank National Association. The subordinated debt, which qualifies as Tier 2 capital under Federal Deposit Insurance Corporation rules and regulations, was issued and sold through a private placement pursuant to a subordinated debt purchase agreement which includes customary representations, warranties, covenants, and events of default. The subordinated debt matures on August 27, 2018. The Bank may, with regulatory approval, redeem the subordinated debt without penalty at any time on or after August 27, 2013. The interest rate for the subordinated debt is fixed at 7.02% until August 27, 2013. After that point the subordinated debt, if not redeemed, will have a floating interest rate determined, at the option of the Bank, at either the then current: LIBOR plus 3.00%; or, the U.S. Bank base rate plus 1.25%.

Unamortized debt issuance costs are included in other assets. Unamortized issuance costs were $490,000 and $498,000 at December 31, 2009 and 2008, respectively.

Interest expense on the junior subordinated debentures and subordinated debt, reported in interest on borrowings, which includes the amortization of the issuance cost, was $5.9 million in 2009, $4.6 million in 2008, and $5.2 million in 2007. Included in interest expense was a write-off of $907,000 of issuance costs in connection with the redemption of trust preferred securities of one of the Company’s unconsolidated subsidiaries in April 2007.

The Company is participating in the TLGP. A component of this program is the Debt Guarantee Program, by which the FDIC will guarantee the payment of certain newly issued senior unsecured debt, in a total amount up to 125% of the par or face value of the senior unsecured debt outstanding, excluding debt extended to affiliates. As of December 31, 2009, the Company had no senior unsecured debt outstanding. If an insured depository institution had no senior unsecured debt, or only had Federal Funds purchased, the Company’s limit for coverage under the TLGP Debt Guarantee Program would be 2% of the Company’s consolidated total liabilities as of September 30, 2008.

(9)	Earnings Per Share

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period excluding any unvested restricted shares. Diluted earnings per share have been calculated in a manner similar to that of basic earnings per share except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares (such as those resulting from the exercise of stock options) were issued during the period, computed using the treasury stock method.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Earnings per share consisted of the following components for the years ended December 31:

	2009	2008	2007
	(Dollars in thousands)

Net Income	$22,989	$23,964	$28,381
Less: Preferred Stock Dividends	5,698	—	—
Net Income Available to Common Shareholders	$17,291	$23,964	$28,381

	Weighted Average Shares
	(Shares in thousands)

Basic Shares	19,643	15,695	14,033
Effect of dilutive securities	30	64	128

Diluted Shares	19,673	15,759	14,161

Net Income Available to Common Shareholders per Share
Basic EPS	$0.88	$1.53	$2.02
Effect of dilutive securities	(0.00)	(0.01)	(0.02)

Diluted EPS	$0.88	$1.52	$2.00

The following table illustrates the options to purchase common stock and the shares of restricted stock that were excluded from the calculation of diluted earnings per share because they were anti-dilutive:

	As of December 31,
	2009	2008	2007

Stock Options	1,024,831	772,037	327,669
Restricted Stock	—	—	—

(10)	Stock Based Compensation

The Company has the following stock-based plans, all of which have been approved by the Company’s Board of Directors and shareholders:

•	1996 Non-Employee Directors’ Stock Option Plan (“the 1996 Plan”)

•	1997 Employee Stock Option Plan (“the 1997 Plan”)

•	2005 Employee Stock Plan (“the 2005 Plan”)

•	2006 Non-Employee Director Stock Plan (“the 2006 Plan”)

•	In addition, the Company agreed in connection with the Ben Franklin acquisition to convert, for a two-year period, the options granted to certain Ben Franklin employees prior to the acquisition to acquire Ben Franklin stock into options to acquire the Company’s stock (“the Ben Franklin Plan”).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the amount of cumulatively granted stock options and restricted stock awards, net of forfeitures, through December 31, 2009:

				Cumulative Granted, Net of
	Authorized	Authorized		Forfeitures
	Stock	Restricted		Stock	Restricted
	Option Awards	Stock Awards	Total	Option Awards	Stock Awards

1996 Plan	300,000	N/A	300,000	209,000	N/A
1997 Plan	1,100,000	N/A	1,100,000	1,020,896	N/A
2005 Plan	(1)	(1)	800,000	420,300	126,360
2006 Plan	(2)	(2)	50,000	15,000	20,400
The Ben Franklin Plan	(3)	N/A	210,286	202,716	N/A

(1)	The Company may award up to a total of 800,000 shares as stock options or restricted stock awards.

(2)	The Company may award up to a total of 50,000 shares as stock options or restricted stock awards.

(3)	The Company may award up to a total of 210,286 shares as stock options.

At December 31, 2009, there were no shares available for grant under the 1996 or 1997 Plans due to their expirations, and no additional options under the Ben Franklin Plan would be issued. Under all of the Company’s stock based plans the option exercise price equals the stocks trading value on the date of grant. Options and restricted stock awards granted to date under all plans expire through 2019. The following table provides vesting period and contractual term information for stock option awards:

		Vesting Period From	Contractual
Date of Grant	Plan	Date of Grant	Term

Prior to 12/15/2005	1997	Immediate to 25 months	10 years
On 12/15/2005	1997 and 2005	Immediate	7 years
During 2006	2005	6 to 28 months	7 years
During 2006	2006	Immediate to 21 months	7 years
During 2007	2005	1 to 5 years	10 years
During 2008	2005	1 to 5 years	10 years
During 2009	2005	1 to 5 years	10 years
During 2009	2006	Immediate to 21 months	7 years
During 2009	Ben Franklin	Immediate	2 years

The Company issues shares for stock option exercises and restricted stock awards from its pool of authorized but unissued shares.

On May 27, 2009 and April 22, 2008, the Company granted 5,600 and 4,400 restricted stock awards, respectively, to non-employee directors from the 2006 Plan. These awards vest at the end of a five-year period, or earlier if the director ceases to be a director for any reason other than cause, for example, retirement. If a non-employee director is removed from the Board for cause, the Company has ninety (90) days within which to exercise a right to repurchase any unvested portion of any restricted stock award from the non-employee director for the aggregate price of One Dollar ($1.00). The holders of these awards participate fully in the rewards of stock ownership of the Company, including voting and dividend rights. The directors are not required to pay any consideration to the Company for the restricted stock awards. The Company measured the fair value of the awards based on the average of the high price and low price at which the Company’s common stock traded on the date of the grant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total stock-based compensation expense before tax recognized in earnings by the Company is shown in the following table:

			Total Stock Based
	Stock	Restricted	Compensation
	Options	Stock	Expense Before Tax
As of December 31,	Awards	Awards	Recognized in Earnings
	(Dollars in thousands)

2009	$405	$369	$774
2008	$422	$104	$526
2007	$257	$134	$391

Amounts recognized due to awards issued to directors is recognized as director’s fees within other non-interest expense.

Cash received from stock option exercises for the years ended December 31, 2009, 2008 and 2007 was approximately $307,000, $695,000, and $1.0 million, respectively. The actual tax benefit realized for the tax deductions from option exercises under all plans totaled $20,000, $100,000, and $110,000 for the years ending December 31, 2009, 2008, and 2007, respectively. No cash was used by the Company to settle equity instruments granted under share-based compensation arrangements during the years ended December 31, 2009, 2008, and 2007.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions used for grants under the identified plans:

•	Expected volatility is based on the standard deviation of the historical volatility of the weekly adjusted closing price of the Company’s shares for a period equivalent to the expected life of the option.

•	Expected life represents the period of time that the option is expected to be outstanding, taking into account the contractual term, historical exercise/forfeiture behavior, and the vesting period, if any. For all options granted on December 15, 2005 and later, the Company takes into effect historical experience when determining the expected life of the option.

•	Expected dividend yield is an annualized rate calculated using the most recent dividend payment at time of grant and the Company’s average trailing twelve-month daily closing stock price.

•	The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for a period equivalent to the expected life of the option.

•	The stock-based compensation expense recognized in earnings should be based on the amount of awards ultimately expected to vest, therefore a forfeiture assumption is estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation expense recognized in 2009, 2008, and 2007 has been reduced for annualized estimated forfeitures of 5% for both restricted stock and stock option awards. Forfeitures were estimated based on historical experience.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		2006 Plan	2005 Plan	Ben Franklin Plan		1997 Plan	1996 Plan

Expected Volatility	Fiscal Year 2009	N/A	38%(1)	34%	(3)	N/A	N/A
33%(2)
	Fiscal Year 2008	N/A	25%(4)	N/A		N/A	N/A
	Fiscal Year 2007	N/A	30%(5)	N/A		N/A	N/A
28%(6)
Expected Lives	Fiscal Year 2009	N/A	5 years(1)	2 years	(3)	N/A	N/A
5 years(2)
	Fiscal Year 2008	N/A	5 years(4)	N/A		N/A	N/A
	Fiscal Year 2007	N/A	6.5 years(5)	N/A		N/A	N/A
6.5 years(6)
Expected Dividend Yields	Fiscal Year 2009	N/A	2.99%(1)	2.96%	(3)	N/A	N/A
2.78%(2)
	Fiscal Year 2008	N/A	2.44%(4)	N/A		N/A	N/A
	Fiscal Year 2007	N/A	1.95%(5)	N/A		N/A	N/A
2.09%(6)
Risk Free Interest Rate	Fiscal Year 2009	N/A	1.80%(1)	0.95%	(3)	N/A	N/A
1.82%(2)
	Fiscal Year 2008	N/A	2.79%(4)	N/A		N/A	N/A
	Fiscal Year 2007	N/A	4.68%(5)	N/A		N/A	N/A
4.95%(6)

(1)	On April 20, 2009, 5,000 options were granted from the 2005 Plan to a certain officer of the Bank. The risk free rate, expected dividend yield, expected life and expected volatility for this grant were determined on April 20, 2009.

(2)	On March 2, 2009, 5,000 options were granted from the 2006 Plan to a member of the Company’s Board of Directors. The risk free rate, expected dividend yield, expected life and expected volatility for this grant were determined on March 2, 2009.

(3)	On April 10, 2009, 202,716 options were granted from the Ben Franklin Plan to former employees and members of the Ben Franklin’s Board of Directors. The risk free rate, expected dividend yield, expected life and expected volatility for this grant were determined on April 10, 2009.

(4)	On February 14, 2008, 201,000 options were granted from the 2005 Plan to certain officers of the Company and/or Bank. The risk free rate, expected dividend yield, expected life and expected volatility for this grant were determined on February 14, 2008.

(5)	On February 15, 2007, 133,000 options were granted from the 2005 Plan to certain officers of the Company and/or Bank. The risk free rate, expected dividend yield, expected life and expected volatility for this grant were determined on February 15, 2007.

(6)	On July 19, 2007, 10,000 options were granted from the 2005 Plan to an officer of the Bank. The risk free rate, expected dividend yield, expected life and expected volatility for this grant were determined on July 19, 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the status of all the Company’s Plans, and for the Ben Franklin Plan, for the year ended December 31, 2009 is presented in the table below:

	Summary Status of All Plans
	Year Ended December 31, 2009
			Weighted
		Weighted	Average	Aggregate		Weighted
		Average	Remaining	Intrinsic	Restricted	Average
		Exercise	Contractual	Value	Stock	Grant
	Stock Options	Price ($)	Term (years)	($000)	Awards	Price ($)

Balance at January 1, 2009	983,025	$28.21			15,950	$30.53
Granted	212,716	22.66			122,600	18.56
Exercised	(23,400)	13.10			n/a	n/a
Released	n/a	n/a			(1,775)	28.90
Forfeited	(2,600)	29.36			—	—
Expired	(9,234)	31.40			—	—

Balance at December 31, 2009	1,160,507	$27.47	4.23	$332	136,775	$19.82

Options Exercisable at December 31, 2009	935,594	$27.05	3.4	$301	n/a	n/a

	Year Ended December 31,
	2009	2008	2007

Weighted average grant date fair value of options granted ($ per share)	$4.28	$5.63	$10.40
Total intrinsic value of share awards exercised	$85,000	$280,000	$366,000

The aggregate intrinsic value in the preceding tables represents the total pre-tax intrinsic value, based on the average of the high price and low price at which the Company’s common stock traded on December 31, 2009 of $21.11, which would have been received by the option holders had they all exercised their options as of that date.

A summary of the status of the Non-Employee Director Plans as of December 31, 2009 and changes during the year then ended is presented in the table below:

	Non-Employee Director Plans
	Year Ended December 31, 2009
	1996 Plan		2006 Plan
		Weighted	Stock	Weighted
		Average	Options	Average
	Stock	Exercise	and	Exercise
	Options	Price	Awards	Price

Balance at January 1, 2009	52,000	$23.48	22,400	$31.55
Granted
Options	—	—	5,000	14.09
Restricted Stock Awards	n/a	n/a	5,600	20.08
Exercised	(8,000)	14.42	—	—
Released	n/a	n/a	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—

Outstanding at December 31, 2009	44,000	$25.13	33,000	$26.95

Options Exercisable at December 31, 2009	44,000	$25.13	11,667	$29.64

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the status of the Company’s nonvested awards under all Plans and/or the Ben Franklin Plan as of December 31, 2009 and changes during the year then ended, is presented in the table below:

	Nonvested Awards Issued Under All Plans
	Year Ended December 31, 2009
	Stock Options			Restricted Stock Awards
		Weighted			Weighted
		Average			Average
		Grant Date			Grant Date
	Awards	Fair Value		Awards	Fair Value

Nonvested at January 1, 2009	279,840	$7.23		15,950	$30.53
Granted	212,716	3.87		122,600	18.56
Vested/Released	(265,043)	10.51		(1,775)	28.90
Expired	(2,600)	12.39		—	—
Forfeited	—	—		—	—

Nonvested at December 31, 2009	224,913	$7.10		136,775	$19.82

Unrecognized compensation cost, including
forfeiture estimate			$1,208,597			$1,890,611
Weighted average remaining recognition period (years)			2.8			4.1

The total fair value of stock options that vested during the years ended December 31, 2009, 2008, and 2007 was $2.7 million, $253,063, and $116,000, respectively. The total fair value of restricted stock awards that vested for both the years ended December 31, 2009 and 2008 were $51,000 and $133,000 for the year ended December 31, 2007.

The Company has created stock option agreements and restricted stock award agreements for its Chief Executive Officer and for all other officers who have been designated Executive Officers of the Company and/or the Bank, the forms of which have been previously disclosed in Securities Exchange Commission filings. The form agreements include provisions that provide that: (1) any unvested options or unvested restricted stock would vest upon a Change of Control; and, that (2) any stock options which vest pursuant to a Change of Control which is an event described in Section 280G of the Internal Revenue Code of 1986 will be cashed out at the difference between the acquisition price and the exercise price of the stock option.

(11)	Capital Purchase Program

On January 9, 2009, as part of the Capital Purchase Program (“CPP”) established by the U.S. Department of Treasury (“Treasury”) under the Emergency Economic Stabilization Act of 2008, the Company entered into a Letter Agreement with the Treasury pursuant to which the Company issued and sold to the Treasury 78,158 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series C, par value $0.01 per share, having a liquidation preference of $1,000 per share and a ten-year warrant to purchase up to 481,664 shares of the Company’s common stock, par value $0.01 per share, at an initial exercise price of $24.34 per share, for an aggregate purchase price of $78,158,000 in cash. All of the proceeds for the sale of the Series C Preferred Stock are treated as Tier 1 capital for regulatory purposes.

The preferred stock and stock warrants were recorded using the relative fair value method and were valued at $73.6 million and $4.6 million, respectively. The carrying value of the preferred stock, as determined by the relative fair value method was lower than the face value of the preferred stock issued. Accordingly, the Company recorded a discount using a discount rate of 14.0%, which was accreted using the effective yield method. The accretion of the discount is presented as imputed preferred dividends and reduces the net income available to the common shareholders.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On April 22, 2009 the Company retired all 78,158 shares of its Preferred Stock, related to the CPP. Additionally, the Company paid to the Treasury Department accrued dividends of approximately $727,000. In connection with the retirement of the preferred stock, the Company recorded imputed dividends of $4.4 million. The preferred stock dividend reduces net income available to common shareholders, which is used in calculating earnings per share. The Company also repurchased common stock warrants issued to the Treasury for $2.2 million, the cost of which has been reflected as a reduction in additional paid in capital.

(12)	Derivatives and Hedging Activities

The Company manages economic risks, including interest rate risk, and liquidity risk, primarily by managing the amount, sources, and duration of its debt, funding, and the use of derivative financial instruments. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally to manage the Company’s interest rate risk. Additionally, the Company enters into interest rate derivatives and foreign exchange contracts to accommodate the business requirements of its customers (“customer-related positions”). The Company minimizes the market and liquidity risks of customer-related positions by entering into similar offsetting positions with broker-dealers.

Derivative instruments are carried at fair value in the Company’s financial statements. The accounting for changes in the fair value of a derivative instrument is dependent upon whether or not it has been designated and qualifies as part of a hedging relationship, and further, by the type of hedging relationship. As of December 31, 2009, the Company has entered into interest rate swap contracts as part of the Company’s interest rate risk management program, which are designated and qualify as cash flow hedges. In addition, the Company may from time to time enter into interest rate swap contracts and foreign exchange contracts with commercial customers, which are not designated as hedging instruments.

Asset Liability Management

The Bank currently utilizes interest rate swap agreements as hedging instruments against interest rate risk associated with the Company’s borrowings. An interest rate swap is an agreement whereby one party agrees to pay a floating rate of interest on a notional principal amount in exchange for receiving a fixed rate of interest on the same notional amount, for a predetermined period of time, from a second party. The amounts relating to the notional principal amount are not actually exchanged. The maximum length of time over which the Company is currently hedging its exposure to the variability in future cash flows for forecasted transactions related to the payment of variable interest on existing financial instruments is ten years. The notional amounts for the Company’s cash flow hedges at both December 31, 2009 and December 31, 2008 amounted to $235.0 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Derivatives Designated as Hedging:
Cash Flow Hedges

	Derivative Positions
	(Dollars In Thousands)
	As of December 31, 2009
					Receive			Fair Value
	Notional	Trade	Effective	Maturity	(Variable)	Current Rate	Pay Fixed	at December 31,
	Amount	Date	Date	Date	Index	Received	Swap Rate	2009
	(Dollars in thousands)

Interest Rate Swaps
	$35,000	19-Mar-08	19-Mar-08	20-Jan-10	3 Month LIBOR	0.28%	2.28%	$(37)
	25,000	16-Feb-06	28-Dec-06	28-Dec-16	3 Month LIBOR	0.26%	5.04%	(2,641)
	25,000	16-Feb-06	28-Dec-06	28-Dec-16	3 Month LIBOR	0.25%	5.04%	(2,588)
	25,000	8-Dec-08	10-Dec-08	10-Dec-13	3 Month LIBOR	0.26%	2.65%	(156)
	25,000	9-Dec-08	10-Dec-08	10-Dec-13	3 Month LIBOR	0.26%	2.59%	(101)
	25,000	9-Dec-08	10-Dec-08	10-Dec-18	3 Month LIBOR	0.26%	2.94%	1,400
	25,000	16-Dec-08	18-Dec-08	18-Dec-13	3 Month LIBOR	0.25%	2.09%	354
	50,000	17-Nov-09	20-Dec-10	20-Dec-14	3 Month LIBOR	0.00%	3.04%	766 (1)

Total	$235,000						Total	$(3,003)

	As of December 31, 2008
					Receive			Fair Value
	Notional	Trade	Effective	Maturity	(Variable)	Current Rate	Pay Fixed	at December 31,
	Amount	Date	Date	Date	Index	Received	Swap Rate	2008
	(Dollars in thousands)

Interest Rate Swaps
	$35,000	19-Mar-08	19-Mar-08	20-Jan-10	3 Month LIBOR	4.50%	2.28%	$(321)
	25,000	16-Feb-06	28-Dec-06	28-Dec-16	3 Month LIBOR	2.00%	5.04%	(4,890)
	25,000	16-Feb-06	28-Dec-06	28-Dec-16	3 Month LIBOR	2.00%	5.04%	(4,877)
	25,000	8-Dec-08	10-Dec-08	10-Dec-13	3 Month LIBOR	2.19%	2.65%	(616)
	25,000	9-Dec-08	10-Dec-08	10-Dec-13	3 Month LIBOR	2.19%	2.59%	(547)
	25,000	9-Dec-08	10-Dec-08	10-Dec-18	3 Month LIBOR	2.19%	2.94%	(987)
	25,000	9-Dec-08	10-Dec-08	10-Dec-18	3 Month LIBOR	2.19%	2.94%	(1,001)
	25,000	16-Dec-08	18-Dec-08	18-Dec-13	3 Month LIBOR	1.85%	2.09%	(22)
	25,000	17-Dec-08	19-Dec-08	19-Dec-18	3 Month LIBOR	1.58%	2.24%	445

Total	$235,000						Total	$(12,816)

(1)	In November 2009, the Company entered into a forward starting swap with a notional amount of $50.0 million, with the intention of hedging $50.0 million of a replacement of an existing FHLB advance, set to mature in December 2010, with a variable rate.

For derivative instruments that are designated and qualify as hedging instruments, the effective portion of the gains or losses are reported as a component of OCI, and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The Company expects approximately $4.0 million to be reclassed to earnings from OCI in the next twelve months, related to the Company’s cash flow hedges.

The ineffective portion of the cash flow hedge is recognized directly in earnings. The Company recognized $61,000 and $54,000 during the years ended December 31, 2009 and 2008, respectively, of hedge ineffectiveness in earnings. The ineffective portions that were recognized during 2009 and 2008 were associated with the unwinding of certain borrowings and their associated cash flow hedges.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In June 2009, the Company repaid certain borrowings and consequently terminated the corresponding cash flow hedges. As a result of the termination of the cash flow hedges, the Company recognized a gain of $3.8 million, pre-tax in non-interest income. Additionally, a gain of $1.4 million remained in OCI, net of tax, and will be amortized through interest expense on borrowings over the original maturity of the swap (until December 2018), to the extent the hedged forecasted transaction remains probable.

In March 2008, the Company terminated a $35.0 million notional value LIBOR based interest rate swap hedging 3 month revolving FHLB advances and replaced it with a $35.0 million notional value LIBOR based interest rate swap hedging 3 month revolving FHLB advances. Upon exiting the swap, a $1.2 million loss remained in OCI, net of tax, which is being amortized into interest expense on borrowings over the original maturity of the swap (until January 2010).

Associated net amortization on these swaps of $496,000 and $485,000 was recognized in interest expense on borrowings at December 31, 2009 and 2008.

Customer Related Positions

Interest rate derivatives, primarily interest-rate swaps, offered to commercial borrowers through the Bank’s derivative program are not designated as hedging instruments. However, the Bank believes that its exposure to commercial customer derivatives is limited because these contracts are simultaneously matched at inception with an offsetting dealer transaction. The commercial customer derivative program allows the Bank to retain variable-rate commercial loans while allowing the customer to synthetically fix the loan rate by entering into a variable-to-fixed interest rate swap. It is anticipated that over time customer interest rate derivatives will reduce the interest rate risk inherent in the longer-term, fixed-rate commercial business and real estate loans. As of December 31, 2009 and 2008 the Company has entered into twenty-seven and five customer-related positions and offsetting dealer transactions, respectively. For the year ended December 31, 2009 and 2008 the Bank had a total notional amount of $122.1 million and $20.4 million, respectively, of interest rate swap agreements with commercial borrowers and an equal notional amount of dealer transactions.

Foreign exchange contracts offered to commercial borrowers through the Bank’s derivative program are not designated as hedging instruments. The Company acts as a seller and buyer of foreign exchange contracts to accommodate its customers. To mitigate the market and liquidity risk associated with these derivatives, the Company enters into similar offsetting positions. As of December 31, 2009 the Company has entered into four foreign exchange contracts and offsetting dealer transactions. The Company had no foreign exchange contracts during the year ended December 31, 2008. As of December 31, 2009 the Bank had a total notional amount of $8.4 million of foreign exchange contracts with commercial borrowers and an equal notional amount of dealer transactions.

Derivatives Not Designated as Hedging:

	Derivative Positions
	(Dollars In Thousands)
	Notional Amount Maturing
As of December 31, 2009	2009	2010	2011	2012	Thereafter	Total	Fair Value
	(Dollars in thousands)

Customer Related Positions
Loan Level Swaps
Receive fixed, pay variable	—	—	—	—	$122,125	$122,125	$(1,273)
Pay fixed, receive variable	—	—	—	—	$122,125	$122,125	$1,404
Foreign Exchange Contracts
Buys foreign exchange, sells US currency	—	$8,424	—	—	—	$8,424	$(5)
Buys US currency, sells foreign exchange,	—	$8,424	—	—	—	$8,424	$12

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Notional Amount Maturing
As of December 31, 2008	2009	2010	2011	2012	Thereafter	Total	Fair Value
	(Dollars in thousands)

Customer Related Positions
Loan Level Swaps
Receive fixed, pay variable	—	—	—	—	$20,403	$20,403	$(1,048)
Pay fixed, receive variable	—	—	—	—	$20,403	$20,403	$1,012

Changes in the fair value of customer related positions are recorded directly in earnings as they are not afforded hedge accounting treatment. The Company recorded an increase in fair value of $173,000 and a net decrease in fair value of $36,000 for the years ended December 31, 2009 and 2008, respectively.

The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of December 31, 2009 and December 31, 2008:

	Fair Values of Derivative Instruments
	Asset Derivatives				Liability Derivatives
	December 31,		December 31,		December 31,		December 31,
	2009		2008		2009		2008
	Balance		Balance		Balance		Balance
	Sheet	Fair	Sheet		Sheet	Fair	Sheet
	Location	Value	Location	Fair Value	Location	Value	Location	Fair Value
	(In thousands)

Derivatives designated as hedges:
Interest rate swaps	Other Assets	$2,519	Other Assets	$445	Other Liabilities	$5,522	Other Liabilities	$13,261

Derivatives not designated as hedges:
Customer related positions	Other Assets	$2,224	Other Assets	$1,012	Other Liabilities	$2,093	Other Liabilities	$1,048
Foreign exchange contracts	Other Assets	15	Other Assets	—	Other Liabilities	8	Other Liabilities	—

Total		$2,239		$1,012		$2,101		$1,048

The tables below presents the earnings effect of the Company’s derivative financial instruments for the year ended December 31, 2009 and 2008:

			Amount of Derivative Gain/(Loss) Recognized/Reclassified
									Amount of
									Gain/(Loss)
									Recognized
									in Income
									on Derivative (Ineffective
									Portion and
					From		Location of Gain/(Loss)		Amount
	Gain/(Loss) in				Accumulated		Recognized in Income		Excluded
For the Year Ended	OCI on Derivative		Location of Gain/(Loss)		OCI Into Income		on Derivative (Ineffective		from
December 31, 2009	(Effective		Reclassified from		(Effective		Portion and Amount		Effectiveness
Derivatives Designated as	Portion)		Accumulated OCI into		Portion)		Excluded from		Testing
Hedges:	12/31/2009	12/31/2008	Income (Effective Portion)		12/31/2009	12/31/2008	Effectiveness Testing)		12/31/2009	12/31/2008
	(Dollars in thousands)

Interest rate swaps	$6,995	$6,615	Interest income/(expense	)	$(1,714)	$284	Interest income/(expense	)	$(61)	$(54)

			Other income		937	—

					$(777)	$284

Derivative contracts involve the risk of dealing with derivative counterparties and their ability to meet contractual terms. Institutional counterparties must have an investment grade credit rating and be approved by the Company’s Board of Directors. The Company’s credit exposure on interest rate swaps is limited to the net favorable fair value and accrued interest payments of all swaps by each counterparty. Credit exposure may be reduced by the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amount of collateral pledged by the counterparty. The Company’s credit exposure relating to interest rate swaps with bank customers was approximately $2.2 million and $1.0 million at December 31, 2009 and 2008. The credit exposure is partly mitigated as transactions with customers are secured by the collateral, if any, securing the underlying transaction being hedged. Collateral levels for upstream financial institution counterparties are monitored and adjusted as necessary.

The Company currently holds derivative instruments that contain credit-risk related contingent features that are in a net liability position. The notional amount of these instruments as of December 31, 2009 was $209.2 million. The aggregate fair value of these instruments at December 31, 2009 was $7.3 million. As of December 31, 2009, the Company has collateral assigned to these derivative instruments amounting to $17.1 million. Based upon a review completed by management of these instruments at December 31, 2009, it was determined that no additional collateral would have to be posted to settle these instruments immediately. The Company does not offset fair value amounts recognized for derivative instruments. The Company does net the amount recognized for the right to reclaim cash collateral against the obligation to return cash collateral arising from derivative instruments executed with the same counterparty under a master netting arrangement.

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

The table below summarizes the fair value of residential mortgage loans commitments and forward sales agreements:

	Fair Value at
	December 31,	December 31,
	2009	2008
	(Dollars in thousands)

Residential Mortgage Loan Commitments	$(523)	$338
Forward Sales Agreements	$767	$29

	Change For
	the Year Ended
	December 31,
	2009	2008

Residential Mortgage Loan Commitments	$(861)	$52
Forward Sales Agreements	738	24

Total Change in Fair Value*	$(123)	$76

*	Changes in these fair values are recorded as a component of Mortgage Banking Income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(13)	Income Taxes

The provision for income taxes is comprised of the following components:

	Years Ended December 31,
	2009	2008	2007
	(Dollars in thousands)

Current Expense
Federal	$6,422	$10,133	$7,477
State	2,606	4,289	3,134

TOTAL CURRENT EXPENSE	9,028	14,422	10,611

Deferred Benefit
Federal	(1,430)	(6,568)	(1,392)
State	(851)	(1,303)	(428)

TOTAL DEFERRED BENEFIT	(2,281)	(7,871)	(1,820)

TOTAL EXPENSE	$6,747	$6,551	$8,791

Effective July 1, 2008 Massachusetts state legislation was passed which enacted corporate tax reform. As a result of this new legislation the state tax will be reduced 1.5%, with the reduction being phased in over three years beginning on or after January 1, 2010. As a result of the change in tax rate, the Company recorded $109,000 of tax expense during the third quarter of 2008 in order to correctly reflect deferred taxes at the new rate.

The difference between the statutory federal income tax rate and the effective federal income tax rate is as follows:

	Years Ended December 31,
	2009	2008	2007
	(Dollars in thousands)

Computed statutory federal income tax provision	$10,408	$10,679	$13,010
State taxes, net of federal tax benefit	1,141	1,941	1,759
Nontaxable interest, net	(646)	(889)	(995)
Tax Credits	(4,550)	(4,050)	(3,560)
Bank Owned Life Insurance	(981)	(894)	(701)
Merger and other related costs	1,627	—	—
Reduction in the tax allowance for uncertain tax positions, net	3	(49)	(500)
Other, net	(255)	(187)	(222)

TOTAL EXPENSE	$6,747	$6,551	$8,791

The effective tax rate for December 31, 2009, 2008, and 2007 was 22.69%, 21.47%, and 23.65%, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax-effected components of the net deferred tax asset at December 31, were as follows:

	2009	2008
	(Dollars in thousands)

Deferred Tax Assets
Allowance for loan losses	$17,460	$15,122
Security impairment	4,167	2,525
Accrued expenses not deducted for tax purposes	5,308	2,788
Deferred gain on sale leaseback transaction	4,820	5,310
Derivatives fair value adjustment	1,303	5,595
Employee and director equity compensation	1,021	275
Amounts not yet recognized as a component of net periodic post retirement cost	846	452
Federal Home Loan Bank Borrowings fair value adjustment	857	1,026
Limited partnerships	33	431
Net unrealized loss on securities available for sale	—	148
Other	233	85

TOTAL	$36,048	$33,757

Deferred Tax Liabilities
Goodwill	$(9,030)	$(7,828)
Net unrealized gain on securities available for sale	(3,206)	—
Core deposit and other intangibles	(4,932)	(3,418)
Fixed Assets	(4,426)	(2,574)
Loan basis difference fair value adjustment	(2,403)	(1,465)
Deferred loan fees, net	(2,087)	(2,094)
Mortgage servicing asset	(856)	(546)
Mark to market adjustment	(642)	(896)
Prepaid expenses	(234)	(215)

TOTAL	$(27,816)	$(19,036)

TOTAL NET DEFERRED TAX ASSET	$8,232	$14,721

The change in the net deferred tax asset during 2009 and 2008 includes the recording of a $1.1 million net deferred tax asset and a $780,000 net deferred tax liability, respectively, including the tax effect of the purchase accounting adjustments recorded at the date of the acquisitions resulting from the Company’s acquisitions of Ben Franklin in 2009 and Slades in 2008.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Uncertainty in Income Taxes

The Company accounts for certain uncertainties in income taxes by providing a tax reserve for certain positions. The following is a reconciliation of the beginning and ending amount of unrecognized tax benefits:

Balance at December 31, 2007	$260,000
Reduction of tax positions for prior years	(156,000)
Increase for current year tax positions	107,000

Balance at December 31, 2008	211,000
Reduction of tax positions for prior years	(105,000)
Increase for current year tax positions	69,000

Balance at December 31, 2009	$175,000

At December 31, 2009 and 2008, the Company had unrecognized tax benefits of approximately $175,000 and $211,000, related to deductions of interest expense and treatment of acquisition related cost, all of which, if recognized, would be recorded as a component of income tax expense therefore affecting the effective tax rate.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and in the states of Massachusetts and Rhode Island. The Company is subject to U.S. federal, state and local income tax examinations by tax authorities for the years 2006 through 2009 tax years including any related income tax filings from its recent Bank acquisitions.

(14)	Employee Benefit Plans

Pension

The Company maintains a defined benefit pension plan (the “Pension Plan”) administered by Pentegra Retirement Services (the “Fund”), a multiple employer plan. The Fund does not segregate the assets or liabilities of all participating employers and, accordingly, disclosure of accumulated vested and nonvested benefits is not possible. Effective July 1, 2006, the Company froze the defined benefit plan by eliminating all future benefit accruals. Employees who were participants on July 1, 2006 will continue to vest in the benefits, but there will be no future accruals. All benefits accrued up to July 1, 2006 remain in the pension plan and the participants’ frozen benefit was determined as of July 1, 2006. Contributions to the plan are based on each individual employer’s experience. The pension plan year is July 1st through June 30th. The Bank has made cash contributions to the Fund of $1.2 million, $917,000, and $1.0 million during 2009, 2008, and 2007, respectively, of which $1.1 million relates to the 2009-2010 plan year, $958,000 relates to the 2008-2009 plan year, and $1.0 million relates to the 2007-2008 plan year.

As a result of the acquisition of Slades, effective March 1, 2008 (see Note 2, “Acquisition” hereof), the Company supported a defined benefit pension plan (“Slades pension plan”) that covered substantially all of Slades’ previous employees that met certain eligibility requirements and that were employed up to January 1, 1998 when the plan was frozen. No additional defined benefits were earned for future service upon freezing the plan. During 2008, the Company made lump-sum cash payments totaling $37,000 to plan participants, who made such election, in exchange for their rights to receive specified pension benefits. These payments constituted the Company’s entire obligation for the elections. The decision was made to merge the Slades pension plan into the plan administered by Pentegra subsequent to year-end. During 2009, the Slades Pension Plan was merged into the Company’s existing Pension Plan. The total net periodic benefit cost for the Slades Pension Plan was $49,000 for the year ended December 31, 2008.

The Company’s total defined benefit plan expense, inclusive of the Slades Pension Plan acquired in 2008, was $988,000, $1.0 million, and $1.2 million for 2009, 2008, and 2007, respectively.

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

In addition to the aforementioned acquired Slades pension plan, the Company assumed a post retirement benefit plan resulting from the acquisition of Slades. The post-retirement benefit plan entitles four former Slades employees to have 85% of their Medex health insurance plan covered by the Company.

As a result of the Ben Franklin acquisition, the Company assumed a post-retirement benefit plan. The post-retirement plan entitles former Ben Franklin employees to continue to participate in the post-retirement medical plan of the Company. The former employees are responsible for the cost of this insurance and accordingly there is no related liability to the Company.

Post-retirement benefit expense was $252,000 in 2009, $216,000 in 2008, and $209,000 in 2007. Contributions paid to the plan, which were used only to pay the current year benefits were $81,000, $82,000, and $51,000, for 2009, 2008, and 2007, respectively. The Company’s best estimate of contributions expected to be paid in 2010 is $81,000. See the following table for the benefits expected to be paid in each of the next five years, in the aggregate for the next five fiscal years thereafter, and in the aggregate after those 10 years:

Post-Retirement
Expected Benefit
Payments
Year	Total
(Dollars in thousands)

2010	$81
2011	86
2012	100
2013	109
2014	134
2015-2019	729
2020 and later	$8,912

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The measurement date used to determine the post-retirement plan benefits is December 31st for each of the years reported. The following table illustrates the status of the post-retirement benefit plan at December 31 for the years presented:

	Post-Retirement Benefits
	2009	2008	2007
	(Dollars in Thousands)

Change in accumulated benefit obligation
Benefit obligation at beginning of year	$1,967	$1,426	$1,444
Benefit obligation acquired	—	530	—
Accumulated service cost	91	83	89
Interest cost	115	97	74
Actuarial loss (gain)	241	(87)	(130)
Benefits paid	(81)	(82)	(51)

Accumulated benefit obligation at end of year	$2,333	$1,967	$1,426

Change in plan assets
Fair value of plan assets at beginning of year	$—	$—	$—
Employer contribution	81	82	51
Benefits paid	(81)	(82)	(51)

Fair value of plan assets at end of year	$—	$—	$—

Funded Status	$(2,333)	$(1,967)	$(1,426)
Assets	—	—	—
Liabilities	(2,333)	(1,967)	(1,426)

Accrued benefit cost	$(2,333)	$(1,967)	$(1,426)

Amounts recognized in Accumulated Other Comprehensive Income (“AOCI”), net of tax
Net loss (gain)	$52	$(89)	$(45)
Prior service cost	4	10	18
Transition obligation	57	76	95

Amounts recognized in AOCI, net of tax	$113	$(3)	$68

Net periodic benefit cost
Service cost	$91	$83	$89
Interest cost	115	97	74
Amortization of transition obligation	34	34	34
Amortization of prior service cost	12	12	12
Amortization of net gain	—	(10)	—

Net periodic benefit cost	$252	$216	$209

Amounts in accumulated other comprehensive income expected to be recognized in net periodic benefit cost over next fiscal year
Net actuarial loss (gain)	$2	$(4)	$—
Net prior service cost	$12	$12	$12
Net transition obligation	$34	$34	$34
Discount rate used for benefit obligations	5.49%	5.54%	5.75%
Discount rate used for net periodic benefit cost	5.54%	5.75%	5.75%
Rate of compensation increase	N/A	N/A	N/A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Executive Retirement Plans

The Bank maintains supplemental retirement plans (“SERP”) for certain highly compensated employees designed to offset the impact of regulatory limits on benefits under qualified pension plans. There are supplemental retirement plans in place for seven current and eight former employees.

Additionally, as a result of the Slades acquisition, the Company assumed a SERP for three former Slades executive officers to receive supplemental benefits commencing with their retirement.

The Bank has established and funded Rabbi Trusts to accumulate funds in order to satisfy the contractual liability of the supplemental retirement plan benefits for seven current executives and eight former executives, including certain former Slades executives. These agreements provide for the Bank to pay all benefits from its general assets, and the establishment of these trust funds does not reduce nor otherwise affect the Bank’s continuing liability to pay benefits from such assets except that the Bank’s liability shall be offset by actual benefit payments made from the trusts. The related trust assets totaled $3.0 million and $1.5 million at December 31, 2009 and 2008, respectively.

Supplemental retirement expense, including expenses for the Slades SERP in 2009 and 2008, amounted to $679,000, $479,000, and $433,000 for fiscal years 2009, 2008, and 2007, respectively. Contributions paid to the plan, which were used only to pay the current year benefits, were $226,000 in 2009, $152,000 in 2008 and $113,000 in 2007. The Company’s best estimate of contributions expected to be paid in 2010 is $253,000. The following table shows the benefits expected to be paid in each of the next five years, in the aggregate for the next five fiscal years thereafter, and in the aggregate after those 10 years:

Supplemental Executive
Retirement Plans
Expected Benefit
Payment
Year	Total
(Dollars in thousands)

2010	$253
2011	253
2012	253
2013	253
2014	253
2015-2019	1,770
2020 and later	$20,705

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The measurement date used to determine the supplemental executive retirement plans benefits is December 31st for each of the years reported. The following table illustrates the status of the supplemental executive retirement plans at December 31 for the years presented:

	Supplemental Executive
	Retirement Benefits
	2009	2008	2007
	(Dollars in thousands)

Change in accumulated benefit obligation
Benefit obligation at beginning of year	$4,353	$3,306	$2,652
Benefit obligation acquired	—	548	—
Accumulated service cost	304	197	244
Interest cost	271	220	151
Plan amendment	618	—	347
Actuarial loss/(gain)	273	233	25
Benefits paid	(222)	(151)	(113)

Accumulated benefit obligation at end of year	$5,597	$4,353	$3,306

Change in plan assets
Fair value of plan assets at beginning of year	$—	$—	$—
Employer contribution	222	152	113
Benefits paid	(222)	(152)	(113)

Fair value of plan assets at end of year	$—	$—	$—

Funded status at end of year	$(5,597)	$(4,353)	$(3,306)
Assets	—	—	—
Liabilities	(5,597)	(4,353)	(3,306)

Accrued benefit cost	$(5,597)	$(4,353)	$(3,306)

Amounts recognized in Accumulated Other Comprehensive Income (“AOCI”), net of tax
Net loss	$356	$185	$49
Prior service cost	656	351	388

Amounts recognized in AOCI, net of tax	$1,012	$536	$437

Information for pension plans with an accumulated benefit obligation in excess of plan assets
Projected benefit obligation	$5,597	$4,353	$3,306
Accumulated benefit obligation	$5,597	$4,353	$3,306
Net periodic benefit cost
Service cost	$304	$197	$244
Interest cost	271	220	151
Amortization of prior service cost	112	64	42
Recognized net actuarial gain	(8)	(3)	(4)

Net periodic benefit cost	$679	$478	$433

Amounts in accumulated other comprehensive income expected to be recognized in net periodic benefit cost over next fiscal year
Net actuarial (gain) loss	$5	$(3)	$(3)
Net prior service cost	$113	$64	$64
Discount rate used for benefit obligation	5.49%	5.54%	5.75%
Discount rate used for net periodic benefit cost	5.54%	5.75%	5.75%
Rate of compensation increase	n/a	n/a	n/a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Employee Benefits

The Bank sometimes creates an incentive compensation plan for senior management and other officers to participate in at varying levels. In addition, the Bank sometimes also pays a discretionary bonus to senior management, officers, and/or non-officers of the Bank. The expense for the incentive plans and the discretionary bonus amounted to $5.5 million, $3.3 million, and $3.0 million in 2009, 2008, and 2007, respectively.

The Bank amended its Profit Sharing Plan by converting it to an Employee Savings Plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Employee Savings Plan, participating employees may defer a portion of their pre-tax earnings, not to exceed the Internal Revenue Service annual contribution limits. The Bank matches 25% of each employee’s contributions up to 6% of the employee’s earnings. During 2005, the 401K Plan was amended to incorporate an Employee Stock Ownership Plan for contributions invested in the Company’s common stock. In 2006 the Company amended the Plan to provide non discretionary contributions in which employees, with one year of service, receive a 5% cash contribution of eligible pay up to the social security limit and a 10% cash contribution of eligible pay over the social security limit up to the maximum amount permitted by law. Benefits contributed to employees under the new defined contribution plan vest immediately. The defined contribution plan expense was $3.0 million in 2009, $2.5 million in 2008, and $2.3 million in 2007.

The Company also maintains a deferred compensation plan for the Company’s Board of Directors. The Board of Directors is entitled to elect to defer their director’s fees until retirement. If the Director elects to do so, their compensation is invested in the Company’s stock and maintained within the Company’s Investment Management Group. The amount of compensation deferred in 2009, 2008, and 2007 was $118,000, $156,000, and $134,000, respectively. At December 31, 2009 the Company has 176,507 shares provided for the plan with a related liability of $2.5 million established within shareholders’ equity.

As a result of the acquisition of Ben Franklin, during 2009 the Company acquired an Employee Stock Ownership Program (“ESOP”). The Company is in the process of terminating the plan, pending approval from the Internal Revenue Service. All vested participants’ benefits will be distributed upon termination. The Company has no liability relating to this plan.

In March 2008 as part of the Slades acquisition the Company acquired approximately $13.0 million in BOLI policies. These BOLI policies provide death benefits for the covered employees. All prior Slades employees whom had reached the vesting guidelines set forth within the policies are entitled to a one time payout at three times their final salary. All other prior Slades employees covered by the BOLI policies are entitled to a one-time $5,000 payout. The Company has recorded a liability of $1.6 million on its balance sheet for the portion of the death benefits that is due to the employee’s beneficiary. The total value of BOLI was $79.3 million and $65.0 million at December 31, 2009 and 2008, respectively. The increase in BOLI is primarily due to the Ben Franklin acquisition. The Bank recorded BOLI income of $2.9 million in 2009, $2.6 million in 2008, and $2.0 million in 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(15)	Other Non-Interest Expenses

Included in other non-interest expenses for each of the three years in the period ended December 31, were the following:

	2009	2008	2007
	(Dollars in thousands)

Postage expense	$1,277	$1,140	$1,110
Exams and audits	1,233	1,084	893
Internet banking	866	640	555
Foreclosure expenses	823	224	16
Recovery and collection	741	313	187
Printing	737	546	569
Insurance — other	622	468	478
Directors fees	617	536	586
OREO valuation write-off	604	154	—
Travel expense	571	503	354
Debit card & ATM processing	545	734	1,035
Service charges on correspondent banks	490	261	177
Shareholder relations	483	353	386
Contract labor	468	298	341
Armored car expense	442	357	306
Recruitment	374	415	405
Other non-interest expenses	6,889	6,355	5,080

TOTAL	$17,782	$14,381	$12,478

(16)	Fair Value Measurements

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Derivative Instruments

Derivatives

The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings. Although the Company has determined that the majority of the inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of December 31, 2009, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis at December 31, were as follows:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Balance	(level 1)	(level 2)	(level 3)
		(Dollars in Thousands)

2009
Description
Assets
Trading Securities	$6,171	$6,171	$—	$—
Securities Available for Sale:
U.S. Treasury and Government Sponsored Enterprise	744	—	744	—
Agency Mortgage-Backed Securities	451,909	—	451,909	—
Agency Collateralized Mortgage Obligations	32,022	—	32,022	—
Private Mortgage-Backed Securities	14,289	—	—	14,289
State, County, and Municipal Securities	4,081	—	4,081	—
Single Issuer Trust Preferred Securities Issued by Banks and Insurers	3,010	—	—	3,010
Pooled Trust Preferred Securities Issued by Banks and Insurers	2,595	—	—	2,595
Derivative Instruments	5,525	—	5,525	—
Liabilities
Derivative Instruments	8,146	—	8,146	—
2008
Description
Assets
Trading Securities	$2,701	$2,701	$—	$—
Securities Available for Sale:
U.S. Treasury and Government Sponsored Enterprise	710	—	710	—
Agency Mortgage-Backed Securities	475,083	—	475,083	—
Agency Collateralized Mortgage Obligations	56,783	—	56,783	—
Private Mortgage-Backed Securities	15,514	—	15,514	—
State, County, and Municipal Securities	18,954	—	18,954	—
Corporate Debt Securities	25,852	—	25,852	—
Single Issuer Trust Preferred Securities Issued by Banks and Insurers	2,202	—	2,202	—
Pooled Trust Preferred Securities Issued by Banks and Insurers	5,193	—	—	5,193
Derivative Instruments	1,824	—	1,824	—
Liabilities
Derivative Instruments	14,309	—	14,309	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3). These instruments were valued using pricing models and discounted cash flow methodologies.

Reconciliation for All Assets and Liabilities Measured at Fair Value on
a Recurring Basis Using Significant Unobservable Inputs (Level 3)

	Securities Available for Sale
			Private
	Pooled Trust	Single Trust	Mortgage-
	Preferred	Preferred	Backed
	Securities	Securities	Securities	Total
	(Dollars in thousands)

Year-to-Date
Balance at January 1, 2008	$—	$—	$—	$—
Gains and Losses (realized/unrealized)
Included in earnings	(7,211)	—	—	(7,211)
Included in Other Comprehensive Income	(2,983)	—	—	(2,983)
Purchases, issuances and settlements	—	—	—	—
Transfers in to Level 3	15,387	—	—	15,387

Balance at January 1, 2009	$5,193	$—	$—	$5,193

Gains and Losses (realized/unrealized)
Included in earnings	(8,641)	—	(317)	(8,958)
Included in Other Comprehensive Income	6,138	808	5,170	12,116
Purchases, issuances and settlements	(95)	—	(6,078)	(6,173)
Transfers in to Level 3	—	2,202	15,514	17,716

Balance at December 31, 2009	$2,595	$3,010	$14,289	$19,894

Assets and liabilities measured at fair value on a non-recurring basis at December 31, were as follows:

		Fair Value Measurements at Reporting Date Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable	Total
		Assets	Inputs	Inputs	Gains
	Balance	(Level 1)	(Level 2)	(Level 3)	(Losses)
	(Dollars in thousands)

2009
Description
Impaired Loans	$16,680	$—	$—	$16,680	$(449)
Loans Held For Sale	13,527	—	13,527	—	—
Other Real Estate Owned	3,994	—	1,134	2,860	—
Mortgage Servicing Asset	2,195	—	—	2,195	—
2008
Description
Impaired Loans	$2,754	$—	$2,754	$—	$(1,453)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimated fair values and related carrying amounts of the Company’s financial instruments are as follows:

	December		December
	2009		2008
	Book	Fair	Book	Fair
	Value	Value	Value	Value
	(Dollars in thousands)		(Dollars in thousands)

FINANCIAL ASSETS
Securities Held To Maturity(a)	$93,410	$93,438	$32,789	$30,390
Loans, Net of Allowance for Loan Losses(b)(e)	3,353,154	3,316,117	2,615,487	2,621,550
FINANCIAL LIABILITIES
Time Certificates of Deposits(c)	$917,781	$907,499	$846,096	$855,585
Federal Home Loan Bank Advances(c)	362,936	350,503	429,634	435,431
Federal Funds Purchased and Assets Sold Under Repurchase Agreements(c)	190,452	193,943	170,880	166,600
Junior Subordinated Debentures(d)	61,857	52,888	61,857	10,894
Subordinated Debentures(c)	30,000	27,529	30,000	31,188

(a)	The fair value values presented are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments and/or discounted cash flow analyses.

(b)	Fair value is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities or cash flows.

(c)	Fair value was determined by discounting anticipated future cash payments using rates currently available for instruments with similar remaining maturities.

(d)	Fair value was determined based upon market prices of securities with similar terms and maturities.

(e)	The book value of net loans excludes loans held for sale.

This summary excludes financial assets and liabilities for which the carrying value approximates fair value. For financial assets, these include cash and due from banks, federal funds sold, short-term investments, Federal Home Loan Bank stock, and Bank Owned Life Insurance. For financial liabilities, these include demand, savings, money market deposits, and federal funds purchased and assets sold under repurchase agreements. The estimated fair value of demand, savings and money market deposits is the amount payable at the reporting date. Also excluded from the summary are financial instruments measured at fair value on a recurring and non-recurring basis, as previously described.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(17)	Other Comprehensive Income/(Loss)

	Year Ended December 31, 2009
	Pre Tax		Tax (Expense)	After Tax
	Amount		Benefit	Amount
	(Dollars in thousands)

Cumulative Effect Accounting Adjustment	$(5,974	)(a)	$(2,151)	$(3,823)
Change in Fair Value of Securities Available for Sale	7,124		2,335	4,789
Net Security Losses Reclassified into Earnings	7,604	(b)	2,805	4,799

Net Change in Fair Value of Securities Available for Sale	14,728		5,140	9,588
Change in Fair Value of Cash Flow Hedges	14,549	(c)	5,965	8,584
Net Cash Flow Hedge Gains Reclassified into Earnings	(1,932)		(794)	(1,138)

Net Change in Fair Value of Cash Flow Hedges	12,617		5,171	7,446
Amortization of Certain Costs Included in Net Periodic Retirement Costs	(982)		(394)	(588)

Total Other Comprehensive Income	$20,389		$7,766	$12,623

	Year Ended December 31, 2008
	Pre Tax		Tax (Expense)	After Tax
	Amount		Benefit	Amount
	(Dollars in thousands)

Change in Fair Value of Securities Available for Sale	$(4,311)		$(1,039)	$(3,272)
Net Security Losses Reclassified into Earnings	7,820	(b)	2,816	5,004

Net Change in Fair Value of Securities Available for Sale	3,509		1,777	1,732
Change in Fair Value of Cash Flow Hedges	(11,803	)(d)	(4,900)	(6,903)
Net Cash Flow Hedge Losses Reclassified into Earnings	495		207	288

Net Change in Fair Value of Cash Flow Hedges	(11,308)		(4,693)	(6,615)
Amortization of Certain Costs Included in Net Periodic Retirement Costs	(204)		(86)	(118)

Total Other Comprehensive Income	$(8,003)		$(3,002)	$(5,001)

	Year Ended December 31, 2007
	Pre Tax	Tax (Expense)	After Tax
	Amount	Benefit	Amount
	(Dollars in thousands)

Change in Fair Value of Securities Available for Sale	$5,325	$2,003	$3,322
Net Security Losses(Gains) Reclassified into Earnings	—	—	—

Net Change in Fair Value of Securities Available for Sale	5,325	2,003	3,322
Change in Fair Value of Cash Flow Hedges	(4,151)	(1,743)	(2,408)
Net Cash Flow Hedge Losses(Gains) Reclassified into Earnings	—	—	—

Net Change in Fair Value of Cash Flow Hedges	(4,151)	(1,743)	(2,408)
Amortization of Certain Costs Included in Net Periodic Retirement Costs	(159)	(67)	(92)

Total Other Comprehensive Income	$1,015	$193	$822

(a)	Represents reclassifications of non credit related components of previously recorded OTTI pursuant to the adoption of the Investments — Debt and Equity Securities topic of the FASB ASC.

(b)	Net Security losses include pre-tax OTTI credit related losses of $9.0 million and $7.2 million for the years ended December 31, 2009 and 2008, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(c)	Includes the remaining balance of $1.3 million at December 31, 2009 of realized but unrecognized gain, net of tax, from the termination of interest rate swaps in June 2009. The gain will be recognized in earnings through December 2018, the original maturity date of the swap.

Also, includes the remaining balance of $9,000 at December 31, 2009 of realized but unrecognized loss, net of tax, from the termination of an interest rate swap in March 2008. The loss will be recognized in earnings through January 2010, the original maturity date of the interest rate swap.

(d)	Includes the remaining balance of $387,000 at December 31, 2008 of realized but unrecognized loss, net of tax, from the termination of an interest rate swap in March 2008. The loss will be recognized in earnings through January 2010, the original maturity date of the interest rate swap.

Accumulated Other Comprehensive Income, net of tax, is comprised of the following components:

	At December 31,
	2009	2008

Unrealized gain(loss) on available for sale securities	$4,393	$(1,372)
Net actuarial loss and prior service cost for pension and other post retirement benefit plans	(1,212)	(624)
Unrealized loss on cash flow hedge	(2,578)	(7,209)
Deferred gain on hedge accounting transactions	2,150	(665)

Total	$2,753	$(9,870)

(18)	Commitments and Contingencies

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

Off-balance sheet financial instruments whose contractual amounts present credit risk include the following at December 31:

	2009	2008
	(Dollars in thousands)

Commitments to extend credit:
Fixed rate	$18,293	$12,053
Adjustable rate	3,233	2,848
Unused portion of existing credit lines and loan commitments	823,312	681,761
Unadvanced construction loans	54,254	86,245
Standby letters of credit	19,104	18,913

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Guarantees are recorded on the Company’s consolidated balance sheet at fair value at inception. The Company considers standby letters of credit to be guarantees and the amount of the recorded liability related to such guarantees at December 31, 2009 and 2008 was approximately $98,000 and $142,000, respectively.

Leases

The Company leased office space, space for ATM locations, and certain branch locations under non-cancelable operating leases. The following is a schedule of minimum future lease commitments under such leases as of December 31, 2009:

Lease
Years	Commitments
(Dollars in thousands)

2010	$6,359
2011	5,848
2012	5,635
2013	5,538
2014	5,279
Thereafter	31,939

Total future minimum rentals	$60,598

Rent expense incurred under operating leases was approximately $7.0 million in 2009, $5.0 million in 2008 and $3.1 million in 2007. Renewal options ranging from 3 — 20 years exist for several of these leases.

The Company has entered into lease agreements with related third parties on substantially the same terms as those prevailing at the time for comparable transactions with unrelated parties. Rent expense incurred under related third party leases was approximately $755,000, $909,000, and $765,000 in 2009, 2008, and 2007.

Other Contingencies

At December 31, 2009, Rockland Trust was involved in pending lawsuits that arose in the ordinary course of business. Management has reviewed these pending lawsuits with legal counsel and has taken into consideration the view of counsel as to their outcome. In the opinion of management, the final disposition of pending lawsuits is not expected to have a material adverse effect on the Company’s financial position or results of operations.

The Bank is required to maintain certain reserve requirements of vault cash and/or deposits with the Federal Reserve Bank of Boston. The amount of this reserve requirement was $4.2 million and $12.4 million at December 31, 2009 and 2008, respectively.

(19)	Regulatory Capital Requirements

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the regulators about components, risk weightings and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 Capital (as defined) to average assets (as defined) and Tier 1 Capital to risk weighted assets (as defined). Management believes, as of December 31, 2009 and 2008 that the Company and the Bank met all capital adequacy requirements to which they are subject.

At December 31, 2009, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category. The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2009 and 2008 are also presented in the table that follows:

						To be Well Capitalized
						Under Prompt
			For Capital			Corrective Action
	Actual		Adequacy Purposes			Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(Dollars in thousands)

As of December 31, 2009:
Company: (Consolidated)
Total capital (to risk weighted assets)	$412,674	11.92%	$277,029	≥	8.0%	N/A		N/A
Tier 1 capital (to risk weighted assets)	340,313	9.83	138,515	≥	4.0	N/A		N/A
Tier 1 capital (to average assets)	340,313	7.87	172,897	≥	4.0	N/A		N/A
Bank:
Total capital (to risk weighted assets)	$398,890	11.49%	$277,699	≥	8.0%	$347,124	≥	10.0%
Tier 1 capital (to risk weighted assets)	326,529	9.41	138,850	≥	4.0	208,275	≥	6.0
Tier 1 capital (to average assets)	326,529	7.55	173,022	≥	4.0	216,278	≥	5.0
As of December 31, 2008:
Company: (Consolidated)
Total capital (to risk weighted assets)	$324,469	11.85%	$219,110	≥	8.0%	N/A		N/A
Tier 1 capital (to risk weighted assets)	260,198	9.50	109,555	≥	4.0	N/A		N/A
Tier 1 capital (to average assets)	260,198	7.55	109,555	≥	4.0	N/A		N/A
Bank:
Total capital (to risk weighted assets)	$324,891	11.83%	$219,679	≥	8.0%	$274,599	≥	10.0%
Tier 1 capital (to risk weighted assets)	260,533	9.49	109,840	≥	4.0	164,759	≥	6.0
Tier 1 capital (to average assets)	260,533	7.56	137,902	≥	4.0	172,378	≥	5.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(20)	Parent Company Financial Statements

Condensed financial information relative to the Parent Company’s balance sheets at December 31, 2009 and 2008 and the related statements of income and cash flows for the years ended December 31, 2009, 2008, and 2007 are presented below. The statement of stockholders’ equity is not presented below as the parent company’s stockholders’ equity is that of the consolidated Company.

BALANCE SHEETS

	At December 31,
	2009	2008
	(Dollars in thousands)

Assets:
Cash*	$18,678	$3,430
Investments in subsidiaries*	463,728	373,157
Deferred tax asset	2,668	4,522
Deferred stock issuance costs	184	191
Other assets	—	1

Total assets	$485,258	$381,301

Liabilities and Stockholders’ Equity:
Dividends payable	$3,793	$2,934
Junior subordinated debentures	61,857	61,857
Accrued income taxes	1,675	1,365
Derivative Instruments	5,229	9,766
Other liabilities	55	105

Total liabilities	72,609	76,027
Stockholders’ equity	412,649	305,274

Total liabilities and stockholders’ equity	$485,258	$381,301

*	Eliminated in consolidation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

STATEMENTS OF INCOME

	Years Ended December 31,
	2009	2008	2007
	(Dollars in thousands)

Income:
Dividends received from subsidiaries	$23,610	$36,463	$30,117
Interest income	222	30	227
Gain on sale of securities	—	74	—
Income from hedging relationship	115	—	—
Other Income	—	5	—

Total income	23,947	36,572	30,344

Expenses:
Interest expense	3,700	3,700	5,362
Other expenses	3	—	—

Total expenses	3,703	3,700	5,362

Income before income taxes and equity in undistributed income of subsidiaries	20,244	32,872	24,982
Equity in undistributed income of subsidiaries/(accumulated deficit)	1,959	(9,585)	1,539
Income tax benefit	786	677	1,860

Net income	$22,989	$23,964	$28,381

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009	2008	2007
	(Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$22,989	$23,964	$28,381
ADJUSTMENTS TO RECONCILE NET INCOME TO CASH PROVIDED FROM OPERATING ACTIVITIES:
Amortization	7	6	2
Gain on sale of assets	—	(74)	—
Increase in other assets	1	49	(470)
Increase in other liabilities	260	226	750
(Equity in undistributed income of subsidiaries)/accumulated deficit	(1,959)	9,585	(1,539)

NET CASH PROVIDED BY OPERATING ACTIVITIES	21,298	33,756	27,124

CASH FLOWS USED IN INVESTING ACTIVITIES:
Redemption of Common Stock In Independent Capital Trust III	—	—	773
Redemption of Common Stock In Independent Capital Trust IV	—	—	773
Proceeds from sales of securities available for sale	—	6,554	—
Payments for investments in subsidiaries	—	(4,000)	—
Cash acquired (paid) for acquisition	10,416	(25,903)	—

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	10,416	(23,349)	1,546

CASH FLOWS USED IN FINANCING ACTIVITIES:
Proceeds from stock issued and stock options exercised	307	695	1,029
Issuance of preferred stock and stock warrants	78,158	—	—
Redemption of preferred stock	(78,158)	—	—
Redemption of warrants	(2,200)	—	—
Redemption of junior subordinated debentures	—	—	(25,773)
Amortization/write-off of issuance costs	—	—	924
Payments for purchase of common stock	—	—	(30,696)
Dividends paid
Preferred	(1,118)	—	—
Common	(13,455)	(11,135)	(9,495)

NET CASH USED IN FINANCING ACTIVITIES	(16,466)	(10,440)	(64,011)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	15,248	(33)	(35,341)
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE YEAR	3,430	3,463	38,804

CASH AND CASH EQUIVALENTS AT THE END OF THE YEAR	$18,678	$3,430	$3,463

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(21)	Selected Quarterly Financial Data (Unaudited)

	First		Second		Third		Fourth
	Quarter		Quarter		Quarter		Quarter
	2009	2008	2009	2008	2009	2008	2009	2008
	(Dollars in thousands, except per share data)

INTEREST INCOME	$43,411	$41,079	$52,806	$44,311	$53,590	$45,085	$52,883	$45,327
INTEREST EXPENSE	13,422	15,314	13,706	14,468	12,682	14,157	12,185	14,987

NET INTEREST INCOME	$29,989	$25,765	$39,100	$29,843	$40,908	$30,928	$40,698	$30,340

PROVISION FOR LOAN LOSSES	4,000	1,342	4,468	1,902	4,443	2,068	4,424	5,575
NON-INTEREST INCOME	9,094	8,847	11,123	9,756	9,607	9,439	12,194	8,453
GROSS LOSS ON WRITE-DOWN OF CERTAIN INVESTMENTS TO FAIR VALUE	(102)	—	(2,174)	(1,850)	(5,108)	(720)	2	(4,646)
LESS: NON-CREDIT RELATED OTHER-THAN-TEMPORARY IMPAIRMENT	102	—	521	—	(33)	—	(2,167)	—

NET LOSS ON WRITE-DOWN OF CERTAIN INVESTMENTS TO FAIR VALUE	—	—	(1,653)	(1,850)	(5,141)	(720)	(2,165)	(4,646)
GAIN RESULTING FROM EARLY TERMINATION OF HEDGING RELATIONSHIP	—	—	3,778	—	—	—	—	—
NET (LOSS)/GAIN ON SECURITIES	1,379	(609)	(25)	—	—	—	—	—
NON-INTEREST EXPENSES	26,233	23,648	31,860	27,633	30,996	24,740	33,328	26,031
MERGER & ACQUISITION EXPENSES	1,538	744	10,844	376	41	—	—	—
FDIC ASSESSMENT	536	58	3,852	53	1,267	719	1,320	559
RECOVERY ON WORLDCOM BOND CLAIM	—	(418)	—	—	—	—	—	—
PROVISION FOR INCOME TAXES	1,767	2,321	639	1,965	1,786	3,305	2,555	(1,039)

NET INCOME	$6,388	$6,308	$660	$5,820	$6,841	$8,815	$9,100	$3,021

PREFERRED STOCK DIVIDEND	$1,173	$—	$4,525	$—	$—	$—	$—	$—

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$5,215	$6,308	$(3,865)	$5,820	$6,841	$8,815	$9,100	$3,021

BASIC EARNINGS PER SHARE	$0.32	$0.44	$(0.19)	$0.36	$0.33	$0.54	$0.43	$0.19

DILUTED EARNINGS PER SHARE	$0.32	$0.44	$(0.19)	$0.36	$0.33	$0.54	$0.43	$0.18

Weighted average common shares (Basic)	16,285,955	14,386,845	20,360,046	16,268,009	20,921,635	16,275,442	20,931,154	16,280,552
Common stock equivalents	17,881	73,133	25,563	78,740	48,254	62,738	44,653	50,566
Weighted average common shares (Diluted)	16,303,836	14,459,978	20,385,609	16,346,749	20,969,889	16,338,180	20,975,807	16,331,118

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2009.

Independent Bank Corp.’s independent registered public accounting firm has issued a report on the Company’s internal control over financial reporting. That report appears below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Independent Bank Corp.:

We have audited Independent Bank Corp. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO Criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Independent Bank Corp. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Independent Bank Corp. and subsidiaries as of December 31, 2009, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended, and our report dated March 10, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
March 10, 2010

Item 9A(T).	Controls and Procedures

N/A

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required herein is incorporated by reference from the Company’s proxy statement (the “Definitive Proxy Statement”) relating to its May 20, 2010 Annual Meeting of Stockholders that will be filed with the Commission within 120 days following the fiscal year end December 31, 2009.

Item 11.	Executive Compensation

The information required herein is incorporated by reference from the Company’s proxy statement (the “Definitive Proxy Statement”) relating to its May 20, 2010 Annual Meeting of Stockholders that will be filed with the Commission within 120 days following the fiscal year end December 31, 2009.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2009 about the securities authorized for issuance under our equity compensation plans, consisting of our 1996 Director Stock Plan, our 1997 Employee Stock Option Plan, our 2005 Employee Stock Plan, our 2006 Non-Employee Director Stock Plan (“the 2006 Plan”), and the Ben Franklin Plan. Our shareholders previously approved each of these plans and all amendments that were subject to shareholder approval. The Company has no other equity compensation plans that have not been approved by shareholders.

Equity Compensation Plans

Number of
Securities
Remaining
Available
	Number of	Weighted-	for Future Issuance
	Securities to be	Average	Under Equity
	Issued upon	Exercise Price of	Compensation
	Exercise of	Outstanding	Plans
	Outstanding	Options	(Excluding
	Options, Warrants	Warrants and	Securities Reflected
Equity Compensation Plan Category	and Rights	Rights	in Column (a))
	(a)	(b)	(c)

Plans approved by security holders	1,161,507	$27.47	275,510	(1)
Plans not approved by security holders	—	—	—

Total	1,161,507	$27.47	275,510

(1)	There are no shares available for future issuance under the 1996 Director Stock Plan or the 1997 Employee Stock Option Plan, 260,910 shares available for future issuance under the 2005 Employee Stock Plan, and 2009 BFBC Stock Plan. 14,600 shares are available for future issuance under the 2006 Non-Employee Director Stock Plan. Shares under the 2005 and 2006 Plans may be issued as non-qualified stock options or restricted stock awards.

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

(a) Documents Filed as Part of this Report

(1) The following financial statements are incorporated herein by reference from Item 8 hereto:

Management’s Report on Internal Control over Financial Reporting

Reports of Independent Registered Public Accounting Firm.

Consolidated balance sheets as of December 31, 2009 and 2008.

Consolidated statements of income for each of the years in the three-year period ended December 31, 2009.

Consolidated statements of stockholders’ equity for each of the years in the three-year period ended December 31, 2009.

Consolidated statements of cash flows for each of the years in the three-year period ended December 31, 2009.

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

EXHIBITS INDEX

No.	Exhibit

3.(i)	Restated Articles of Organization, as amended as of February 10, 2005, incorporated by reference to Form 8-K filed on May 18, 2005.
3.(ii)	Amended and Restated Bylaws of the Company, as amended as of February 10, 2005, incorporated by reference to Form 8-K filed on May 18, 2005.
4.1	Specimen Common Stock Certificate, incorporated by reference to Form 10-K for the year ended December 31, 1992.
4.2	Specimen preferred Stock Purchase Rights Certificate, incorporated by reference to Form 8-A Registration Statement filed on November 5, 2001.
4.3	Indenture of Registrant relating the Junior Subordinated Debt Securities issued to Independent Capital Trust V is incorporated by reference to Form 10-K for the year ended December 31, 2006 filed on February 28, 2007.
4.4	Form of Certificate of Junior Subordinated Debt Security for Independent Capital Trust V (included as Exhibit A to Exhibit 4.9)
4.5	Amended and Restated Declaration of Trust for Independent Capital Trust V is incorporated by reference to Form 10-K for the year ended December 31, 2006 filed on February 28, 2007.
4.6	Form of Capital Security Certificate for Independent Capital Trust V (included as Exhibit A-1 to Exhibit 4.9).
4.7	Guarantee Agreement relating to Independent Capital Trust V is incorporated by reference to Form 10-K for the year ended December 31, 2006 filed on February 28, 2007.
4.8	Forms of Capital Securities Purchase Agreements for Independent Capital Trust V is incorporated by reference to Form 10-K for the year ended December 31, 2006 filed on February 28, 2007.
4.9	Subordinated Debt Purchase Agreement between USB Capital Resources and Rockland Trust Company dated as of August 27, 2008 is incorporated by reference to Form 8-K filed on September 2, 2008.
10.1	Independent Bank Corp. 1996 Non-Employee Directors’ Stock Option Plan incorporated by reference to Definitive Proxy Statement for the 1996 Annual Meeting of Stockholders filed on March 19, 1996.
10.2	Independent Bank Corp. 1997 Employee Stock Option Plan incorporated by reference to the Definitive Proxy Statement for the 1997 Annual Meeting of Stockholders filed on March 20, 1997.
10.3	Independent Bank Corp. 2005 Employee Stock Plan incorporated by reference to Form S-8 filed on July 28, 2005.
10.4	Renewal Rights Agreement dated as of September 14, 2000 by and between the Company and Rockland Trust, as Rights Agent, is incorporated by reference to Form 8-K filed on October 23, 2000.
10.5	Independent Bank Corp. Deferred Compensation Program for Directors (restated as amended as of December 1, 2000) is incorporated by reference to Form 10-K for the year ended December 31, 2000.
10.6	Master Securities Repurchase Agreement, incorporated by reference to Form S-1 Registration Statement filed on September 18, 1992.
10.7	Revised employment agreements between Christopher Oddleifson, Raymond G. Fuerschbach, Edward F. Jankowski, Jane L. Lundquist, Gerard F. Nadeau, Edward H. Seksay, and Denis K. Sheahan and the Company and/or Rockland Trust and a Rockland Trust Company amended and restated Supplemental Executive Retirement Plan dated November 20, 2008 are incorporated by reference to Form 8-K filed on November 21, 2008.
10.8	Specimen forms of stock option agreements for the Company’s Chief Executive and other executive officers are incorporated by reference to Form 8-K filed on December 20, 2005.
10.9	On-Site Outsourcing Agreement by and between Fidelity Information Services, Inc. and Independent Bank Corp., effective as of November 1, 2004 is incorporated by reference to Form 10-K for the year ended December 31, 2004 filed on March 4, 2005. Amendment to On-Site Outsourcing Agreement incorporated by reference to Form 8-K filed on May 7, 2008.

No.	Exhibit

10.10	New Markets Tax Credit program Allocation Agreement between the Community Development Financial Institutions Fund of the United States Department of the Treasury and Rockland Community Development with an Allocation Effective Date of September 22, 2004 is incorporated by reference to Form 8-K filed on October 14, 2004.
10.11	Independent Bank Corp. 2006 Non-Employee Director Stock Plan incorporated by reference to Form S-8 filed on April 17, 2006.
10.12	Independent Bank Corp. Stock Option Agreement for Non-Employee Director is incorporated by reference to Form 10-Q filed on May 9, 2006.
10.13	Independent Bank Corp. Restricted Stock Agreement for Non-Employee Director is incorporated by reference to Form 10-Q filed on May 9, 2006.
10.14	New Markets Tax Credit program Allocation Agreement between the Community Development Financial Institutions Fund of the United States Department of the Treasury and Rockland Community Development with an Allocation Effective Date of January 9, 2007 is incorporated by reference to Form 10-K for the year ended December 31, 2006 filed on February 28, 2007.
10.15	Agreement and Plan of Merger dated November 8, 2008 with Benjamin Franklin Bancorp, Inc. is incorporated by reference to Form 8-K filed on November 10, 2008.
10.16	New Markets Tax Credit program Allocation Agreement between the Community Development Financial Institutions Fund of the United States Department of the Treasury and Rockland Community Development with an Allocation Effective Date of June 18, 2009 is incorporated by reference to the third quarter 2009 Form 10-Q.
23.1	Consent of Independent Registered Public Accounting Firm.*
23.2	Consent of Independent Registered Public Accounting Firm.*
31.1	Section 302 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.*
31.2	Section 302 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.*
32.1	Section 906 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.+
32.2	Section 906 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.+

*	Filed herewith

+	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Independent Bank Corp.

/s/ Christopher Oddleifson
Christopher Oddleifson,
Chief Executive Officer and President

Date: March 10, 2010

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

/s/ Donna L. Abelli Donna L. Abelli	Director	Date: March 10, 2010
/s/ Richard S. Anderson Richard S. Anderson	Director	Date: March 10, 2010
/s/ William P. Bissonnette William P. Bissonnette	Director	Date: March 10, 2010
/s/ Benjamin A. Gilmore, II Benjamin A. Gilmore, II	Director	Date: March 10, 2010
/s/ Kevin J. Jones Kevin J. Jones	Director	Date: March 10, 2010
/s/ Eileen C. Miskell Eileen C. Miskell	Director	Date: March 10, 2010
/s/ Daniel F. O’Brien Daniel F. O’Brien	Director	Date: March 10, 2010
/s/ Christopher Oddleifson Christopher Oddleifson	Director CEO/President	Date: March 10, 2010
/s/ Carl Ribeiro Carl Ribeiro	Director	Date: March 10, 2010
/s/ Richard H. Sgarzi Richard H. Sgarzi	Director	Date: March 10, 2010
/s/ John H. Spurr, Jr. John H. Spurr, Jr.	Director	Date: March 10, 2010
/s/ Robert D. Sullivan Robert D. Sullivan	Director	Date: March 10, 2010
/s/ Brian S. Tedeschi Brian S. Tedeschi	Director	Date: March 10, 2010

/s/ Thomas J. Teuten Thomas J. Teuten	Director and Chairman of the Board	Date: March 10, 2010
/s/ Thomas R. Venables Thomas R. Venables	Director	Date: March 10, 2010
/s/ Denis K. Sheahan Denis K. Sheahan	Principal Financial Officer	Date: March 10, 2010
/s/ Barry H. Jensen Barry H. Jensen	Principal Accounting Officer	Date: March 10, 2010