Form 10-Q
period 2010-03-31
INDEPENDENT BANK CORP
filed 2010-05-07
CIK 776901

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Yes ☐     No ☑
     As of May 1, 2010, there were 21,180,436 shares of the issuer’s common stock outstanding, par value $0.01 per share

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
INDEPENDENT BANK CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited — Dollars in Thousands, Except Share and Per Share Amounts)

	March 31,	December 31,
	2010	2009

	(Dollars in Thousands)
ASSETS
CASH AND DUE FROM BANKS	$219,055	$121,905
SECURITIES
TRADING ASSETS	7,399	6,171
SECURITIES AVAILABLE FOR SALE	473,515	508,650
SECURITIES HELD TO MATURITY (fair value $92,320 and $93,438)	91,059	93,410

TOTAL SECURITIES	571,973	608,231

LOANS HELD FOR SALE	7,570	13,466
LOANS
COMMERCIAL AND INDUSTRIAL	387,785	373,531
COMMERCIAL REAL ESTATE	1,645,251	1,614,474
COMMERCIAL CONSTRUCTION	167,161	175,312
SMALL BUSINESS	81,696	82,569
RESIDENTIAL REAL ESTATE	539,709	555,306
RESIDENTIAL CONSTRUCTION	7,732	10,736
HOME EQUITY	484,413	471,862
CONSUMER — AUTO	67,807	79,273
CONSUMER — OTHER	30,238	32,452

TOTAL LOANS	3,411,792	3,395,515
LESS: ALLOWANCE FOR LOAN LOSSES	(45,278)	(42,361)

NET LOANS	3,366,514	3,353,154

FEDERAL HOME LOAN BANK STOCK	35,854	35,854
BANK PREMISES AND EQUIPMENT, NET	44,850	44,235
GOODWILL	129,617	129,348
IDENTIFIABLE INTANGIBLE ASSETS	13,754	14,382
MORTGAGE SERVICING RIGHTS	2,233	2,195
BANK OWNED LIFE INSURANCE	80,067	79,252
OTHER REAL ESTATE OWNED	5,990	3,994
OTHER ASSETS	69,730	76,005

TOTAL ASSETS	$4,547,207	$4,482,021

LIABILITIES AND STOCKHOLDERS’ EQUITY

DEPOSITS
DEMAND DEPOSITS	$720,246	$721,792
SAVINGS AND INTEREST CHECKING ACCOUNTS	1,170,194	1,073,990
MONEY MARKET	719,761	661,731
TIME CERTIFICATES OF DEPOSIT OVER $100,000	281,235	304,621
OTHER TIME CERTIFICATES OF DEPOSIT	582,417	613,160

TOTAL DEPOSITS	3,473,853	3,375,294

FEDERAL HOME LOAN BANK BORROWINGS	327,807	362,936
FEDERAL FUNDS PURCHASED AND ASSETS SOLD UNDER
REPURCHASE AGREEMENTS	184,436	190,452
JUNIOR SUBORDINATED DEBENTURES	61,857	61,857
SUBORDINATED DEBENTURES	30,000	30,000
OTHER BORROWINGS	2,873	2,152

TOTAL BORROWINGS	606,973	647,397

OTHER LIABILITIES	48,157	46,681

TOTAL LIABILITIES	$4,128,983	$4,069,372

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
PREFERRED STOCK, $.01 par value. Authorized: 1,000,000 Shares Outstanding: None	—	—
COMMON STOCK, $.01 par value. Authorized: 30,000,000 Issued and Outstanding : 21,166,995 Shares at March 31, 2010 and 21,072,196 Shares at December 31, 2009 (Includes 223,440 and 136,775 share of unvested restricted stock awards, respectively)	$209	$209
SHARES HELD IN RABBI TRUST AT COST 172,052 Shares in March 31, 2010 and 176,507 Shares at December 31, 2009	(2,496)	(2,482)
DEFERRED COMPENSATION OBLIGATION	2,496	2,482
ADDITIONAL PAID IN CAPITAL	225,373	225,088
RETAINED EARNINGS	190,064	184,599
ACCUMULATED OTHER COMPREHENSIVE INCOME, NET OF TAX	2,578	2,753

TOTAL STOCKHOLDERS’ EQUITY	418,224	412,649

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,547,207	$4,482,021

The accompanying notes are an integral part of these consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited — Dollars in Thousands, Except Share and Per Share Data)

	THREE MONTHS ENDED
	March 31,
	2010	2009

INTEREST INCOME
Interest on Loans	$44,047	$35,779
Interest on Loans Held for Sale	106	167
Taxable Interest and Dividends on Securities	6,469	6,963
Non-taxable Interest and Dividends on Securities	202	304
Interest on Federal Funds Sold and Short-Term Investments	24	198

Total Interest and Dividend Income	50,848	43,411

INTEREST EXPENSE
Interest on Deposits	5,939	8,407
Interest on Borrowings	4,699	5,015

Total Interest Expense	10,638	13,422

Net Interest Income	40,210	29,989

PROVISION FOR LOAN LOSSES	4,650	4,000

Net Interest Income After Provision For Loan Losses	35,560	25,989

NON-INTEREST INCOME
Service Charges on Deposit Accounts	4,221	3,648
Wealth Management	2,728	2,330
Mortgage Banking Income, Net	1,000	1,156
Bank Owned Life Insurance Income	721	729
Net Gain on Sales of Securities Available for Sale	—	1,379
Gross Change on Write-Down of certain Investments to Fair Value	180	—
Less: Non-Credit Related Other-Than-Temporary Impairment	(358)	—

Net Loss on Write-Down of certain Investments to Fair Value	(178)	—
Other Non-Interest Income	1,558	1,231

Total Non-Interest Income	10,050	10,473

NON-INTEREST EXPENSE
Salaries and Employee Benefits	18,464	14,859
Occupancy and Equipment Expenses	4,135	3,705
Data Processing and Facilities Management	1,294	1,416
FDIC Assessment	1,321	536
Telephone	546	468
Advertising Expense	441	455
Software Maintenance	495	443
Consulting Expense	313	447
Legal	803	476
Merger & Acquisition Expenses	—	1,538
Other Non-Interest Expense	5,776	3,964

Total Non-Interest Expense	33,588	28,307

INCOME BEFORE INCOME TAXES	12,022	8,155

PROVISION FOR INCOME TAXES	2,795	1,767

NET INCOME	$9,227	$6,388

PREFERRED STOCK DIVIDEND	$—	$1,173

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$9,227	$5,215

BASIC EARNINGS PER SHARE	$0.44	$0.32

DILUTED EARNINGS PER SHARE	$0.44	$0.32

Weighted average common shares (Basic)	20,937,589	16,285,955
Common share equivalents	70,833	17,881

Weighted average common shares (Diluted)	21,008,422	16,303,836

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited — Dollars in Thousands, Except Per Share Data)

				VALUE OF				ACCUMULATED
		COMMON		SHARES	DEFERRED	ADDITIONAL		OTHER
	PREFERRED	SHARES	COMMON	HELD IN	COMPENSATION	PAID-IN	RETAINED	COMPREHENSIVE
	STOCK	OUTSTANDING	STOCK	RABBI TRUST	OBLIGATION	CAPITAL	EARNINGS	(LOSS)/INCOME	TOTAL

BALANCE DECEMBER 31, 2009	$—	21,072,196	$209	$(2,482)	$2,482	$225,088	$184,599	$2,753	$412,649

Comprehensive Income:
Net Income	—	—	—	—	—	—	9,227	—	9,227
Change in Unrealized Gain on Securities Available For Sale, Net of Tax and Realized Gains/(Losses)	—	—	—	—	—	—	—	1,523
Change in Fair Value of Cash Flow Hedges, Net of Tax and Realized Gains	—	—	—	—	—	—	—	(1,721)
Amortization of Prior Service Cost, net of tax	—	—	—	—	—	—	—	23

Other Comprehensive Loss	—	—	—	—	—	—	—	(175)	(175)

Total Comprehensive Income									9,052
Common Declared ($0.18 per share)	—	—	—	—	—	—	(3,809)	—	(3,809)
Proceeds From Exercise of Stock Options	—	4,050	—	—	—	—	47	—	47
Tax Expense Related to Equity Award Activity	—	—	—	—	—	27	—	—	27
Equity Based Compensation	—	—	—	—	—	276	—	—	276
Restricted Stock Awards Granted, net of Awards Surrendered	—	90,749	—	—	—	(18)	—	—	(18)
Deferred Compensation Obligation	—	—	—	(14)	14	—	—	—	—

BALANCE MARCH 31, 2010	$—	21,166,995	$209	$(2,496)	$2,496	$225,373	$190,064	$2,578	$418,224

BALANCE DECEMBER 31, 2008	$—	16,301,405	$163	$(2,267)	$2,267	$137,488	$177,493	$(9,870)	$305,274

Cumulative effect accounting adjustment, net of tax (1)	—	—	—	—	—	—	3,823	(3,823)	—
Comprehensive Income:
Net Income	—	—	—	—	—	—	6,388	—	6,388
Change in Unrealized Gain on Securities Available For Sale, Net of Tax and Realized Gains/(Losses)	—	—	—	—	—	—	—	5,446
Change in Fair Value of Cash Flow Hedges, Net of Tax and Realized Gains	—	—	—	—	—	—	—	1,567
Amortization of Prior Service Cost, net of tax	—	—	—	—	—	—	—	(65)

Other Comprehensive Income								6,948	6,948

Total Comprehensive Income									13,336
Dividends Declared:
Common Declared ( $0.18 per share)	—	—	—	—	—	—	(2,939)	—	(2,939)
Preferred Declared (2)	—	—	—	—	—	—	(391)	—	(391)
Proceeds From Exercise of Stock Options	—	1,000	—	—	—	—	13	—	13
Tax Benefit Related to Equity Award Activity	—	—	—	—	—	(13)	—	—	(13)
Equity Based Compensation	—	—	—	—	—	85	—	—	85
Restricted Stock Awards Granted	—	24,000	—	—	—	—	—	—	—
Deferred Compensation Obligation	—	—	—	(62)	62	—	—	—	—
Issuance of Preferred Stock and Stock Warrants	73,578	—	—	—	—	4,580	—	—	78,158

BALANCE MARCH 31, 2009	$73,578	16,326,405	$163	$(2,329)	$2,329	$142,140	$184,387	$(6,745)	$393,523

(1)	Represents reclassification of the non-credit related component of previously recorded Other-Than-Temporary impairment, pursuant to the provisions of the Investments-Debt and Equity Securities Topic of FASB ASC.

(2)	Excludes $586 of cumulative preferred dividends not declared as of quarter end and $196 of accretion of discount on preferred stock issuance, relating to the U.S. Treasury’s Capital Purchase Program.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP .
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited — Dollars In Thousands)

	THREE MONTHS ENDED
	MARCH 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$9,227	$6,388
ADJUSTMENTS TO RECONCILE NET INCOME TO
NET CASH PROVIDED BY(USED IN) OPERATING ACTIVITIES:
Depreciation and amortization	1,120	1,022
Provision for loan losses	4,650	4,000
Deferred income tax benefit	(7)	(244)
Net gain on sale of investments	—	(1,379)
Loss on sale of fixed assets	279	6
Loss on write-down of investments in securities available for sale	178	—
(Gain)/loss on sale of other real estate owned	(13)	44
Realized gain on sale leaseback transaction	(258)	(258)
Stock based compensation	276	85
Increase in cash surrender value of bank-owned life insurance	(722)	(393)
Net change in:
Trading assets	(1,228)	121
Loans held for sale	5,896	(14,061)
Other assets	5,218	1,540
Other liabilities	332	766

TOTAL ADJUSTMENTS	15,721	(8,751)

NET CASH PROVIDED BY(USED IN) OPERATING ACTIVITIES	24,948	(2,363)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
Proceeds from sales of Securities Available For Sale	—	63,163
Proceeds from maturities and principal repayments of Securities Available For Sale	37,258	38,670
Proceeds from maturities and principal repayments of Securities Held to Maturity	2,355	1,980
Purchase of Securities Available For Sale	—	(50,296)
Purchase of Bank Owned Life Insurance	(93)	(93)
Net increase in Loans	(20,340)	(5,806)
Cash Used In Business Combinations	(269)	(426)
Purchase of Bank Premises and Equipment	(2,108)	(1,453)
Proceeds from the sale of Bank Premises and Equipment	36	3
Proceeds from the sale of other real estate owned	836	71

NET CASH PROVIDED BY INVESTING ACTIVITIES	17,675	45,813

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Net decrease in Time Deposits	(54,129)	(35,459)
Net increase in Other Deposits	152,688	110,120
Net decrease in Federal Funds Purchased and Assets Sold Under Repurchase Agreements	(6,016)	(1,264)
Net decrease in Short Term Federal Home Loan Bank Advances	(35,000)	(21,000)
Net increase (decrease) in Treasury Tax & Loan Notes	721	(504)
Proceeds from issuance of Preferred Stock and Stock Warrants	—	78,158
Proceeds from exercise of stock options	47	13
Tax expense (benefit) from stock option exercises	27	(13)
Restricted Shares Issued	(18)	—
Dividends paid
Common Dividends	(3,793)	(2,934)
Preferred Dividends	—	(391)

NET CASH PROVIDED BY FINANCING ACTIVITIES	54,527	126,726

NET INCREASE IN CASH AND CASH EQUIVALENTS	97,150	170,176

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	121,905	50,107

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$219,055	$220,283

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
Transfer of loans to foreclosed assets	$2,819	$70
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — BASIS OF PRESENTATION
     Independent Bank Corp. (the “Company”) is a state chartered, federally registered bank holding company, incorporated in 1985. The Company is the sole stockholder of Rockland Trust Company (“Rockland Trust” or the “Bank”), a Massachusetts trust company chartered in 1907. During the first quarter of 2010 Bright Rock Capital Management LLC was established, as a Massachusetts limited liability company, which has been registered with the United States Securities and Exchange Commission to act as a registered investment advisor under the Investment Advisors Act of 1940. There have been no other changes to the entity structure of the Company during the quarter.
     All material intercompany balances and transactions have been eliminated in consolidation. Certain previously reported amounts may have been reclassified to conform to the current year’s presentation.
     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included. Operating results for the quarter ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010 or any other interim period.
     For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission.
NOTE 2 — RECENT ACCOUNTING DEVELOPMENTS
     FASB ASC Topic No. 820, “Fair Value Measurement and Disclosures” Update 2010-06, provides amendments to Subtopic No. 820-10 that require entities to disclose additional information regarding assets and liabilities that are transferred between levels of the fair value hierarchy. Entities are also required to disclose information in the Level 3 rollforward about purchases, sales, issuances and settlements on a gross basis. In addition to these new disclosure requirements, this Topic clarified existing guidance pertaining to the level of disaggregation at which fair value disclosures should be made and the requirements to disclose information about the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. This update is effective for interim and annual reporting periods beginning after December 15, 2009, except for the requirement to separately disclose purchases, sales, issuances and settlements in the Level 3 rollforward which becomes effective for fiscal years beginning after December 15, 2010. The adoption of this update did not have and is not expected to have a material impact to the Company’s consolidated financial position or results of operations.
NOTE 3 — SECURITIES
     The following table presents a summary of the cost and fair value of the Company’s investment securities.
The amortized cost, gross unrealized holding gains and losses, other-than-temporary impairment recorded in other comprehensive income, and fair value of securities held to maturity for the periods below were as follows:

	March 31,					December 31,
	2010					2009
			Gross					Gross
			Unrealized Losses					Unrealized Losses
		Gross		Other-Than-			Gross		Other-Than-
	Amortized	Unrealized		Temporary	Fair	Amortized	Unrealized		Temporary	Fair
	Cost	Gains	Other	Impairment	Value	Cost	Gains	Other	Impairment	Value
		(Dollars In Thousands)					(Dollars In Thousands)
Agency Mortgage-Backed Securities	$52,993	$825	$(38)	$—	$53,780	$54,064	$503	$(283)	$—	$54,284
Agency Collateralized Mortgage Obligations	13,659	338	—	—	13,997	14,321	85	—	—	14,406
State, County, and Municipal Securities	14,642	352	—	—	14,994	15,252	384	—	—	15,636
Single Issuer Trust Preferred Securities Issued by Banks	9,765	22	(238)	—	9,549	9,773	—	(661)	—	9,112

Total	$91,059	$1,537	$(276)	$—	$92,320	$93,410	$972	$(944)	$—	$93,438

The amortized cost, gross unrealized holding gains and losses, other-than-temporary impairment recorded in other comprehensive income, and fair value of securities available for sale for the periods below were as follows:

	March 31,					December 31,
	2010					2009
			Gross					Gross
			Unrealized Losses					Unrealized Losses
		Gross		Other-Than-			Gross		Other-Than-
	Amortized	Unrealized		Temporary	Fair	Amortized	Unrealized		Temporary	Fair
	Cost	Gains	Other	Impairment	Value	Cost	Gains	Other	Impairment	Value
			(Dollars In Thousands)				(Dollars In Thousands)
U.S. Treasury Securities	$737	$3	$—	$—	$740	$744	$—	$—	$—	$744
Agency Mortgage-Backed Securities	402,680	18,115	(64)	—	420,731	435,929	16,450	(470)	—	451,909
Agency Collateralized Mortgage Obligations	28,429	854	(61)	—	29,222	31,323	774	(75)	—	32,022
Private Mortgage-Backed Securities (1)	14,280	—	(794)	(423)	13,063	15,640	—	(681)	(670)	14,289
State, County, and Municipal Securities	4,000	53	—	—	4,053	4,000	81	—	—	4,081
Single Issuer Trust Preferred Securities Issued by Banks	5,000	—	(1,973)	—	3,027	5,000	—	(1,990)	—	3,010
Pooled Trust Preferred Securities Issued by Banks and Insurers(1)	8,581	—	(2,285)	(3,617)	2,679	8,705	—	(2,382)	(3,728)	2,595

Total	$463,707	$19,025	$(5,177)	$(4,040)	$473,515	$501,341	$17,305	$(5,598)	$(4,398)	$508,650

(1)	During the three months ended March 31, 2010 and the year ended December 31, 2009, the Company recorded credit related OTTI of $178,000 and $9.0 million. Included in these amounts were $180,000 and $1.6 million, respectively, which the Company had previously recorded in OCI, as it was considered to be non-credit related.
     The Company recorded no gross gains or losses during the quarter ended March 31, 2010 on the sale of available for sale securities. The Company recorded gross gains on the sale of available for sale securities of $1.4 million for the quarter ended March 31, 2009. When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on the sale.
     A schedule of the contractual maturities of securities held to maturity and securities available for sale as of March 31, 2010 is presented below:

	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars In Thousands)		(Dollars In Thousands)
Due in one year or less	$588	$599	$4,000	$4,053
Due from one year to five years	7,366	7,587	32,029	32,949
Due from five to ten years	6,867	7,147	113,382	118,650
Due after ten years	76,238	76,987	314,296	317,863

Total	$91,059	$92,320	$463,707	$473,515

     The actual maturities of agency mortgage-backed securities, collateralized mortgage obligations, private mortgage-backed securities, and corporate debt securities will differ from the contractual maturities, due to the ability of the issuers to prepay underlying obligations. At March 31, 2010, the Bank has $30.9 million of callable securities in its investment portfolio.
     At March 31, 2010 and December 31, 2009 investment securities carried at $308.1 million and $297.2 million, respectively, were pledged to secure public deposits, assets sold under repurchase agreements, treasury tax and loan notes, letters of credit, and for other purposes as required by law.
     At March 31, 2010 and December 31, 2009, the Company had no investments in obligations of individual states, counties, or municipalities, which exceed 10% of stockholders’ equity.
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
     The following tables show the gross unrealized losses and fair value of the Company’s investments in an unrealized loss position, which the Company has not deemed to be OTTI, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

		At March 31, 2010
		Less than 12 months		12 months or longer		Total
		Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	# of holdings	Value	Losses	Value	Losses	Value	Losses
				(Dollars In Thousands)
Agency Mortgage-Backed Securities	2	$18,961	$(102)	$—	$—	$18,961	$(102)
Agency Collateralized Mortgage Obligations	7	3,816	(61)	—	—	3,816	(61)
Private Mortgage-Backed Securities	1	—	—	7,716	(794)	7,716	(794)
Single Issuer Trust Preferred Securities Issued by Banks and Insurers	3	—	—	11,016	(2,211)	11,016	(2,211)
Pooled Trust Preferred Securities Issued by Banks and Insurers	2	—	—	2,420	(2,285)	2,420	(2,285)

Total Temporarily Impaired Securities	15	$22,777	$(163)	$21,152	$(5,290)	$43,929	$(5,453)

		At December 31, 2009
		Less than 12 months		12 months or longer		Total
		Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	# of holdings	Value	Losses	Value	Losses	Value	Losses
				(Dollars In Thousands)
Agency Mortgage-Backed Securities	8	$62,716	$(753)	$—	$—	$62,716	$(753)
Agency Collateralized Mortgage Obligations	5	3,557	(75)	—	—	3,557	(75)
Private Mortgage-Backed Securities	1	—	—	8,653	(681)	8,653	(681)
Single Issuer Trust Preferred Securities Issued by Banks and Insurers	4	—	—	12,122	(2,651)	12,122	(2,651)
Pooled Trust Preferred Securities Issued by Banks and Insurers	2	—	—	2,334	(2,382)	2,334	(2,382)

Total Temporarily Impaired Securities	20	$66,273	$(828)	$23,109	$(5,714)	$89,382	$(6,542)

     The Company does not intend to sell these investments and has determined based upon available evidence that it is more likely than not that the Company will not be required to sell the security before the recovery of its amortized cost basis. As a result, the Company does not consider these investments to be OTTI. The Company was able to determine this by reviewing various qualitative and quantitative factors regarding each investment category, such as current market conditions, extent and nature of changes in fair value, issuer rating changes and trends, volatility of earnings, and current analysts’ evaluations. As a result of the Company’s review of these qualitative and quantitative factors, the causes of the impairments listed in the table above by category are as follows:
     Agency Mortgage-Backed Securities and Agency Collateralized Mortgage Obligations: The unrealized loss on the Company’s investment in these securities is attributable to changes in interest rates and not due to credit deterioration, as these securities are implicitly guaranteed by the U.S. Government or one of its agencies.

     Private Mortgage-Backed Securities: The unrealized loss on this security, which is below investment grade, is attributable to the increase in late stage delinquencies and foreclosures in the housing market and its potential impact on securitized mortgage loans. Management evaluates various factors, including current and expected performance of underlying collateral, to determine collectability of amounts due.
     Single Issuer Trust Preferred Securities: This portfolio consists of three securities in an unrealized loss position, two of which are below investment grade and one which is not rated. The unrealized loss on these securities is attributable to the illiquid nature of the trust preferred market in the current economic environment. Management evaluates various financial metrics for each of the issuers, including capital ratios.
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
     Management monitors the following issuances closely for impairment due to the history of OTTI losses recorded within these classes of securities. Management has determined that the securities possess characteristics which in this economic environment could lead to further OTTI charges. The following tables summarize pertinent information, as of March 31, 2010, that was considered by management in determining if OTTI existed.

							Total Cumulative
				Non-Credit			Other-Than-
				Related Other-			Temporary
		Amortized	Gross Unrealized	Than-Temporary		Lowest Credit Ratings as of	Impairment thru
Security Name	Class	Cost*	Gain/(Loss)	Impairment	Fair Value	March 31, 2010	March 31, 2010
	(Dollars in Thousands)
Pooled Trust Preferred Securities
Pooled Trust Preferred Security A	C1	$1,283	$—	$(1,217)	$66	CC (Fitch); Caa3 (Moody's)	$(4,893)
Pooled Trust Preferred Security B	D	—	—	—	—	C (Fitch)	(3,481)
Pooled Trust Preferred Security C	C1	513	—	(479)	34	C (Fitch)	(954)
Pooled Trust Preferred Security D	D	—	—	—	—	C (Fitch)	(990)
Pooled Trust Preferred Security E	C1	2,081	—	(1,921)	160	CC (Fitch); Ca (Moody's)	(3,288)
Pooled Trust Preferred Security F	B	1,887	(1,249)	—	638	BBB- (S&P)	—
Pooled Trust Preferred Security G	A1	2,817	(1,036)	—	1,781	Caa3 (Moody's)	—

		$8,581	$(2,285)	$(3,617)	$2,679		$(13,606)

Private Mortgage-Backed Securities
Private Mortgage-Backed Securities — One	2A1	$5,769	$—	$(423)	$5,346	CC (Fitch)	$(806)
Private Mortgage-Backed Securities — Two	A19	8,511	(794)	—	7,717	B (Fitch)	—

		$14,280	$(794)	$(423)	$13,063		$(806)

*	For the securities deemed impaired the amortized cost reflects previous OTTI recognized in earnings.

	Number of	Current	Total Projected	Excess Subordination (After
	Performing Banks	Deferrals/Defaults/Losses	Defaults/Losses (as a	Taking Into Account Best
	and Insurance Cos. in	(As a % of Original	% of Performing	Estimate of Future
Security Name	Issuance (Unique)	Collateral)	Collateral)	Deferrals/Defaults/Losses)*
Pooled Trust Preferred Securities
Trust Preferred Security A	64	31.39%	24.96%	0.00%
Trust Preferred Security B	64	31.39%	24.96%	0.00%
Trust Preferred Security C	53	30.96%	21.42%	0.00%
Trust Preferred Security D	53	30.96%	21.42%	0.00%
Trust Preferred Security E	53	28.31%	22.91%	0.00%
Trust Preferred Security F	35	25.08%	24.92%	21.24%
Trust Preferred Security G	35	25.08%	24.92%	43.02%

Private Mortgage-Backed Securities
Private Mortgage-Backed Securities — One	N/A	0.18%	9.17%	0.00%
Private Mortgage-Backed Securities — Two	N/A	0.80%	5.84%	0.00%

*	Excess subordination represents the additional default/losses in excess of both current and projected defaults/losses that the security can absorb before the security experiences any credit impairment.
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
     The Company recorded credit related OTTI of $178,000 through earnings during the first quarter of 2010. The Company recorded credit related OTTI of $9.0 million through earnings for the year ended December 31, 2009. The following table shows the cumulative credit related component of OTTI.
Credit Related Component of Other-Than-Temporary Impairment

(Dollars in Thousands)
For the three months ended:
Balance at January 1, 2010	($10,194)
Add:
Incurred on Securities not Previously Impaired	—
Incurred on Securities Previously Impaired	(178)
Less:
Realized Gain/Loss on Sale of Securities	—
Reclassification Due to Changes in Company’s Intent	—
Increases in Cash Flow Expected to be Collected	—

Balance at March 31, 2010	($10,372)

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
     Earnings per share consisted of the following components for the three months ended March 31, 2010 and 2009:

	Three Months Ended
	March 31,
	2010	2009
	(Dollars in Thousands)
Net Income	$9,227	$6,388
Less: Preferred Stock Dividends	—	1,173

Net Income Available to Common Shareholders	$9,227	$5,215

Weighted Average Shares
Basic EPS	20,937,589	16,285,955
Effect of dilutive securities	70,833	17,881

Diluted EPS	21,008,422	16,303,836

Net Income Available to Common Shareholders per Share
Basic EPS	$0.44	$0.32
Effect of dilutive securities	—	—

Diluted EPS	$0.44	$0.32

The following table illustrates options to purchase common stock, shares of restricted stock, and the number of outstanding warrants that were excluded from the calculation of diluted earnings per share because they were anti-dilutive:

	For the Three Months Ended
	March 31,
	2010	2009
Stock Options	792,847	934,053

Restricted Stock	21,194	7,950

Warrants	—	481,664

NOTE 5 — STOCK BASED COMPENSATION
     On February 25, 2010 the Company granted 54,500 restricted stock awards to certain executive officers of the Company and/or Bank, from the 2005 Employee Stock Plan. On February 11, 2010 the Company granted 37,000 restricted stock awards to certain non-executive officers of the Company and/or Bank, from the 2005 Employee Stock Plan. The restricted stock awards have been determined to have a fair value per share of $25.12 and $23.39, respectively, based on the average of the high price and low price at which the Company’s common stock traded on the date of grant. The holders of these awards participate fully in the rewards of stock ownership of the Company, including voting and dividend rights. The restricted stock awards vest over a three year period.
NOTE 6 — DERIVATIVES AND HEDGING ACTIVITIES
     The Company manages economic risks, including interest rate and liquidity risk, primarily by managing the amount, sources, and duration of its debt, funding, and the use of derivative financial instruments. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally to manage the Company’s interest rate risk. Additionally, the Company enters into interest rate derivatives and foreign exchange contracts to accommodate the business requirements of its customers (“customer related positions”). The Company minimizes the market and liquidity risks of customer-related positions by entering into similar offsetting positions with broker-dealers.
     Derivative instruments are carried at fair value in the Company’s financial statements. The accounting for changes in the fair value of a derivative instrument is dependent upon whether or not it has been designated and qualifies as part of a hedging relationship, and further, by the type of hedging relationship. As of March 31, 2010, the Company has entered into interest rate swap contracts as part of the Company’s interest rate risk management program, which are designated and qualify as cash flow hedges. In addition, the Company has entered into interest rate swap contracts and foreign exchange contracts with commercial customers, which are not designated as hedging instruments.
Asset Liability Management
     The Bank currently utilizes interest rate swap agreements as hedging instruments against interest rate risk associated with the Company’s borrowings. An interest rate swap is an agreement whereby one party agrees to pay a floating rate of interest on a notional principal amount in exchange for receiving a fixed rate of interest on the same notional amount, for a predetermined period of time, from a second party. The amounts relating to the notional principal amount are not actually exchanged. The maximum length of time over which the Company is currently hedging its exposure to the variability in future cash flows for forecasted transactions related to the payment of variable interest on existing financial instruments is ten years. At March 31, 2010 and December 31, 2009, the Company had $200.0 million and $235.0 million, respectively, of interest rate swaps, which is inclusive of a

$25.0 million notional amount interest rate swap that failed to qualify for hedge accounting during the first quarter of 2010.
Derivative Positions
(Dollars In Thousands)
Derivatives Designated as Hedging:
Cash Flow Hedges
As of March 31, 2010

					Receive			Fair Value at
	Notional	Trade	Effective	Maturity	(Variable)	Current Rate	Pay Fixed	March 31,
	Amount	Date	Date	Date	Index	Received	Swap Rate	2010

Interest Rate Swaps	(Unaudited Dollars in Thousands)
	25,000	16-Feb-06	28-Dec-06	28-Dec-16 3	Month LIBOR	0.26%	5.04%	$(482)
	25,000	16-Feb-06	28-Dec-06	28-Dec-16 3	Month LIBOR	0.26%	5.04%	(2,950)
	25,000	8-Dec-08	10-Dec-08	10-Dec-13 3	Month LIBOR	0.25%	2.65%	(2,916)
	25,000	9-Dec-08	10-Dec-08	10-Dec-13 3	Month LIBOR	0.25%	2.59%	(429)
	25,000	9-Dec-08	10-Dec-08	10-Dec-18 3	Month LIBOR	0.25%	2.94%	1,027
	25,000	16-Dec-08	18-Dec-08	18-Dec-13 3	Month LIBOR	0.26%	2.09%	15	(a)
	50,000	17-Nov-09	20-Dec-10	20-Dec-14 3	Month LIBOR	0.00%	3.04%	(170	)(b)

Total	$200,000						Total	$(5,905)

As of December 31, 2009

					Receive			Fair Value at
	Notional	Trade	Effective	Maturity	(Variable)	Current Rate	Pay Fixed	December 31,
	Amount	Date	Date	Date	Index	Received	Swap Rate	2009

Interest Rate Swaps	(Dollars in Thousands)
	$35,000	19-Mar-08	19-Mar-08	20-Jan-10 3	Month LIBOR	0.28%	2.28%	$(37)
	25,000	16-Feb-06	28-Dec-06	28-Dec-16 3	Month LIBOR	0.26%	5.04%	(2,641)
	25,000	16-Feb-06	28-Dec-06	28-Dec-16 3	Month LIBOR	0.25%	5.04%	(2,588)
	25,000	8-Dec-08	10-Dec-08	10-Dec-13 3	Month LIBOR	0.26%	2.65%	(156)
	25,000	9-Dec-08	10-Dec-08	10-Dec-13 3	Month LIBOR	0.26%	2.59%	(101)
	25,000	9-Dec-08	10-Dec-08	10-Dec-18 3	Month LIBOR	0.26%	2.94%	1,400
	25,000	16-Dec-08	18-Dec-08	18-Dec-13 3	Month LIBOR	0.25%	2.09%	354
	50,000	17-Nov-09	20-Dec-10	20-Dec-14 3	Month LIBOR	0.00%	3.04%	766 (b)

Total	$235,000						Total	$(3,003)

(a)	Represents an interest rate swap which failed to qualify for hedge accounting as of January 6, 2010. Subsequent changes in fair value were recognized directly in earnings.

(b)	Represents a forward starting swap which the Company intends to hedge a replacement of an existing variable rate FHLB advance, set to mature in December 2010.
     For derivative instruments that are designated and qualify as hedging instruments, the effective portion of the gains or losses are reported as a component of OCI, and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The Company expects approximately $4.0 million to be reclassed to earnings from OCI, as an increase in interest expense, related to the Company’s cash flow hedges, in the next twelve months.
     The ineffective portion of the cash flow hedge is recognized directly in earnings. The Company recognized an immaterial amount related to hedge ineffectiveness during the quarter ending March 31, 2010, and the Company did not recognize any ineffectiveness for the quarter ending March 31, 2009.
     During the quarter ending March 31, 2010, one of the Company’s $25.0 million interest rate swaps failed to qualify for hedge accounting. The Company ceased hedge accounting on January 6, 2010, which was the last date the interest rate swap qualified for hedge accounting. As a result the Company recognized a loss of $238,000 directly in earnings as part of other losses and reclassified $107,000 from interest expense to other losses. Additionally, a gain of $191,000 which was previously deferred in OCI was immediately recognized in income during the quarter, based on the Company’s anticipation of the hedge forecasted transaction no longer being probable to occur.
     The Company recognized $37,000 of net amortization in interest income for the quarter ended March 31, 2010 and $155,000 of net amortization in interest expense for the quarter ended March 31, 2009, related to previously terminated swaps.
Customer Related Positions
     Interest rate derivatives, primarily interest-rate swaps, offered to commercial borrowers through the Bank’s derivative program are not designated as hedging instruments. However, the Bank believes that its exposure to commercial customer derivatives is limited because these contracts are simultaneously matched at inception with an offsetting dealer transaction. The commercial customer derivative program allows the Bank to retain variable-rate commercial loans while allowing the customer to synthetically fix the loan rate by entering into a variable-to-fixed interest rate swap. It is anticipated that over time, customer interest rate derivatives will reduce the interest rate risk inherent in the longer-term, fixed-rate commercial business and real estate loans. At March 31, 2010 and December 31, 2009 the Company has entered into thirty-seven and twenty-seven customer-related positions and offsetting dealer transactions with dealer banks, respectively. At March 31, 2010 and December 31, 2009 the Bank had a total notional amount of $147.9 million and $122.1 million, respectively, of interest rate swap agreements with commercial borrowers and an equal notional amount of dealer transactions.
     Foreign exchange contracts offered to commercial borrowers through the Bank’s derivative program are not designated as hedging instruments. The Company acts as a seller and buyer of foreign exchange contracts to accommodate its customers. To mitigate the market and liquidity risk associated with these derivatives, the Company enters into similar offsetting positions. At March 31, 2010 and December 31, 2009 the Company has entered into twenty and four foreign exchange contracts and offsetting dealer transactions, respectively. As of March 31, 2010 and December 31, 2009 the Bank had a total notional amount of $41.6 million and $8.4 million of foreign exchange contracts with commercial borrowers and an equal notional amount of dealer transactions.
     The Company does not enter into proprietary trading positions for any derivatives.

Derivative Positions
(Dollars In Thousands)
Derivatives Not Designated as Hedging:

	Notional Amount Maturing
As of March 31, 2010	2010	2011	2012	2013	Thereafter	Total	Fair Value
				(Unaudited Dollars in Thousands)
Customer Related Positions
Loan Level Swaps
Receive fixed, pay variable	$—	—	—	—	147,950	$147,950	$(3,240)
Pay fixed, receive variable	$—	—	—	—	147,950	$147,950	$3,296

Foreign Exchange Contracts
Buys foreign exchange sells U.S. currency	$41,581	—	—	—	—	$41,581	$(1,339)
Buys US currency sells foreign exchange	$41,581	—	—	—	—	$41,581	$1,361

	Notional Amount Maturing
As of December 31, 2009	2010	2011	2012	2013	Thereafter	Total	Fair Value
				(Unaudited Dollars in Thousands)
Customer Related Positions
Loan Level Swaps
Receive fixed, pay variable	$—	—	—	—	122,125	$122,125	$(1,273)
Pay fixed, receive variable	$—	—	—	—	122,125	$122,125	$1,404

Foreign Exchange Contracts
Buys foreign exchange sells U.S. currency	$8,424	—	—	—	—	$8,424	($5)
Buys US currency sells foreign exchange	$8,424	—	—	—	—	$8,424	$12
     Changes in the fair value of customer related positions are recorded directly in earnings as they are not afforded hedge accounting treatment. The Company recorded a net decrease in fair value of $60,000 for the quarter ended March 31, 2010 and an increase in fair value of $150,000 for the quarter ended March 31, 2009.
     The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet:
Fair Values of Derivative Instruments
(In thousands)

	Asset Derivatives				Liability Derivatives
	March 31,		December 31,		March 31,		December 31,
	2010		2009		2010		2009
	Balance		Balance		Balance		Balance
	Sheet	Fair	Sheet	Fair	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value	Location	Value	Location	Value
Derivatives designated as hedges:
Interest rate swaps	Other Assets	$1,027	Other Assets	$2,519	Other Liabilities	$6,947	Other Liabilities	$5,522

Derivatives not designated as hedges:
Interest rate swaps (a)	Other Assets	$15	Other Assets	$—	Other Liabilities	$—	Other Liabilities	$—
Customer related positions	Other Assets	3,674	Other Assets	2,224	Other Liabilities	3,618	Other Liabilities	2,093
Foreign exchange contracts	Other Assets	1,361	Other Assets	15	Other Liabilities	1,339	Other Liabilities	8

		$5,050		$2,239		$4,957		$2,101

(a)	Represents an interest rate swap which failed to qualify for hedge accounting as of January 6, 2010.

     The tables below present the effect of the Company’s derivative financial instruments on the Income Statement:
Amount of Derivative Gain/(Loss) Recognized/Reclassified

Location of Gain/(Loss)
Recognized in Income on
For the three months			Location of Gain/(Loss)			Derivative (Ineffective	On Derivative (Ineffective Portion and
ended March 31, 2010	Gain/ (Loss) in OCI on Derivative		Reclassified from	From Accumulated OCI Into		Portion and Amount	Amount excluded from Effectiveness
Derivatives Designated as	(Effective Portion), net of tax		Accumulated OCI into	Income (Effective Portion)		excluded from	Testing
Hedges:	3/31/2010	3/31/2009	Income (Effective Portion)	3/31/2010	3/31/2009	Effectiveness Testing)	3/31/2010	3/31/2009
(Dollars in Thousands)
Interest rate swaps	$(2,229)	$(1,567)	Interest income/(expense)	$(1,068)	$862	Interest income/(expense)	$—	$—
     Derivative contracts involve the risk of dealing with derivative counterparties and their ability to meet contractual terms. Institutional counterparties must have an investment grade credit rating and be approved by the Company’s Board of Directors. The Company’s credit exposure on interest rate swaps is limited to the net positive fair value and accrued interest of all swaps with each counterparty. The Company had no such exposure at March 31, 2010. Credit exposure may be reduced by the amount of collateral pledged by the counterparty. Additionally, the Company currently holds derivative instruments that contain credit-risk related contingent features that are in a net liability position. The notional amount of these instruments as of March 31, 2010 was $238.4 million. The aggregate fair value of these instruments at March 31, 2010 was $9.3 million and the Company has collateral assigned to these derivative instruments amounting to $13.1 million. Per a review completed by management of these instruments at March 31, 2010 it was determined that no additional collateral would have to be posted to settle these instruments immediately.
     The Company’s credit exposure relating to interest rate swaps with bank customers was approximately $3.7 million at March 31, 2010. The credit exposure is partly mitigated as transactions with customers are secured by the collateral, if any, securing the underlying transaction being hedged. Collateral legally required to be maintained at dealer banks by the Company is monitored and adjusted as necessary.
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
     The table below summarizes the fair value of residential mortgage loans commitments and forward sales agreements:

	Fair Value at
	March 31,	December 31,
	2010	2009
	(Dollars in Thousands)
Residential Mortgage Loan Commitments	$64	$(523)
Forward Sales Agreements	$45	$767

	Change for the Three Months
	Ended March 31,
	2010	2009
Residential Mortgage Loan Commitments	$587	$538
Forward Sales Agreements	(722)	(474)

Total Change in Fair Value*	$(135)	$64

*	Changes in these fair values are recorded as a component of mortgage banking income.
NOTE 7 — FAIR VALUE
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
Derivative Instruments
Derivatives
The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings. Although the Company has determined that the majority of the inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of March 31, 2010, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
     Assets and Liabilities Measured at Fair Value on a Recurring Basis are as follows:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Balance	(Level 1)	(Level 2)	(Level 3)
		(Dollars in Thousands)
As of March 31, 2010
Description
Assets
Trading Securities	$7,399	$7,399	$—	$—
Securities Available for Sale:
U.S. Treasury and Government Sponsored Enterprise	740	—	740	—
Agency Mortgage-Backed Securities	420,731	—	420,731	—
Agency Collateralized Mortgage Obligations	29,222	—	29,222	—
Private Mortgage-Backed Securities	13,063	—	—	13,063
State, County, and Municipal Securities	4,053	—	4,053	—
Single Issuer Trust Preferred Securities Issued by Banks and Insurers	3,027	—	—	3,027
Pooled Trust Preferred Securities Issued by Banks and Insurers	2,679	—	—	2,679
Derivative Instruments	6,186	—	6,186	—
Liabilities
Derivative Instruments	11,904	—	11,904	—

As of December 31, 2009
Description
Assets
Trading Securities	$6,171	$6,171	$—	$—
Securities Available for Sale:
U.S. Treasury and Government Sponsored Enterprise	744	—	744	—
Agency Mortgage-Backed Securities	451,909	—	451,909	—
Agency Collateralized Mortgage Obligations	32,022	—	32,022	—
Private Mortgage-Backed Securities	14,289	—	—	14,289
State, County, and Municipal Securities	4,081	—	4,081	—
Single Issuer Trust Preferred Securities Issued by Banks and Insurers	3,010	—	—	3,010
Pooled Trust Preferred Securities Issued by Banks and Insurers	2,595	—	—	2,595
Derivative Instruments	5,525	—	5,525	—
Liabilities
Derivative Instruments	8,146	—	8,146	—
     There were no transfers between levels of the fair value hierarchy during the quarter ended March 31, 2010.
     The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2010 and year ended December 31, 2009. These instruments were valued using pricing models and discounted cash flow methodologies.

	Reconciliation for All Assets and Liabilities Measured at Fair Value on
	a Recurring Basis Using Significant Unobservable Inputs (Level 3)
	Securities Available for Sale
			Private
	Pooled Trust	Single Trust	Mortgage-
	Preferred	Preferred	Backed
	Securities	Securities	Securities	Total

	(Dollars in Thousands)
Balance at January 1, 2009	$5,193	$—	$—	$5,193

Gains and Losses (realized/unrealized)
Included in earnings	(8,641)	—	(317)	(8,958)
Included in Other Comprehensive Income	6,138	808	5,170	12,116
Purchases, issuances and settlements	(95)	—	(6,078)	(6,173)
Transfers in to Level 3	—	2,202	15,514	17,716

Balance at December 31, 2009	$2,595	$3,010	$14,289	$19,894

Gains and Losses (realized/unrealized)
Included in earnings	(112)	—	(66)	(178)
Included in Other Comprehensive Income	209	17	137	363
Purchases, issuances and settlements	(13)	—	(1,297)	(1,310)
Transfers in to Level 3	—	—	—	—

Balance at March 31, 2010	$2,679	$3,027	$13,063	$18,769

     Assets and liabilities measured at fair value on a non-recurring basis are as follows:

	Fair Value Measurements at Reporting Date Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable	Total
		Assets	Inputs	Inputs	Gains
	Balance	(Level 1)	(Level 2)	(Level 3)	(Losses)
	(Dollars in Thousands)
As of March 31, 2010
Description

Impaired Loans	$50,745	$—	$9,679	$41,066	$(4,295)
Loans Held For Sale	7,698	—	7,698	—	—
Other Real Estate Owned	5,990	—	4,276	1,714	—
Mortgage Servicing Asset	2,233	—	—	2,233	—

As of December 31, 2009
Description

Impaired Loans	$16,680	$—	$—	$16,680	$(449)
Loans Held For Sale	13,527	—	13,527	—	—
Other Real Estate Owned	3,994	—	1,134	2,860	—
Mortgage Servicing Asset	2,195	—	—	2,195	—
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

	MARCH 31,		DECEMBER 31,
	2010		2009
	BOOK	FAIR	BOOK	FAIR
	VALUE	VALUE	VALUE	VALUE
	(Dollars In Thousands)		(Dollars In Thousands)
FINANCIAL ASSETS
Securities Held To Maturity (a)	$91,059	$92,320	$93,410	$93,438
Loans, Net of Allowance for Loan Losses (b)(e)	3,366,514	3,377,108	3,353,154	3,316,117

FINANCIAL LIABILITIES
Time Certificates of Deposits (c)	$863,652	$855,364	$917,781	$907,499
Federal Home Loan Bank Advances (c)	327,807	322,747	362,936	350,503
Federal Funds Purchased, Assets Sold Under Repurchase Agreements, and other borrowings (c)	187,309	187,918	190,452	193,943
Subordinated Debentures (c)	61,857	55,671	61,857	52,888
Junior Subordinated Debentures (d)	30,000	27,751	30,000	27,529

(a)	The fair value values presented are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments and/or discounted cash flow analyses.

(b)	Fair value is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities or cash flows.

(c)	Fair value was determined by discounting anticipated future cash payments using rates currently available for instruments with similar remaining maturities.

(d)	Fair value was determined based upon market prices of securities with similar terms and maturities.

(e)	The book value of net loans excludes loans held for sale.
     This summary excludes financial assets and liabilities for which the carrying value approximates fair value. For financial assets, these include cash and due from banks, federal funds sold, short-term investments, Federal Home Loan Bank of Boston stock, and Bank Owned Life Insurance. For financial liabilities, these include demand, savings, and money market deposits. The estimated fair value of demand, savings and money market deposits is the amount payable at the reporting date. The Financial Instruments topic of the FASB ASC requires the use of carrying value because the accounts have no stated maturity date and the customer has the ability to withdraw funds immediately. Also excluded from the summary are financial instruments measured at fair value on a recurring and non-recurring basis, as previously described.

NOTE 8 — COMPREHENSIVE INCOME/(LOSS)
     Information on the Company’s comprehensive income(loss), presented net of taxes, is set forth below for the three months ended March 31, 2010 and 2009:

	Pre Tax	Tax (Expense)	After Tax
Three Months Ended March 31, 2010 (Dollars in Thousands)	Amount	Benefit	Amount

Change in Fair Value of Securities Available for Sale	$2,322	$904	$1,418
Net Security Losses Reclassified into Earnings (a)	178	73	105

Net Change in Fair Value of Securities Available for Sale	2,500	977	1,523
Change in Fair Value of Cash Flow Hedges (b)	(3,768)	(1,539)	(2,229)
Net Cash Flow Hedge Gains Reclassified into Earnings	877	369	508

Net Change in Fair Value of Cash Flow Hedges	(2,891)	(1,170)	(1,721)
Amortization of Certain Costs Included in Net Periodic Retirement Costs	39	16	23

Total Other Comprehensive Income	$(352)	$(177)	$(175)

	Pre Tax	Tax (Expense)	After Tax
Three Months Ended March 31, 2009 (Dollars in Thousands)	Amount	Benefit	Amount

Change in Fair Value of Securities Available for Sale	$9,857	$3,568	$6,289
Net Security Losses Reclassified into Earnings	(1,379)	(536)	(843)

Net Change in Fair Value of Securities Available for Sale	8,478	3,032	5,446
Change in Fair Value of Cash Flow Hedges (d)	2,486	1,015	1,471
Net Cash Flow Hedge Losses Reclassified into Earnings	155	59	96

Net Change in Fair Value of Cash Flow Hedges	2,641	1,074	1,567
Amortization of Certain Costs Included in Net Periodic Retirement Costs	(110)	(45)	(65)

Total Other Comprehensive Income	$11,009	$4,061	$6,948
Cumulative Effect Accounting Adjustment (c)	(5,974)	(2,151)	(3,823)

Total Other Comprehensive Income As Adjusted	$5,035	$1,910	$3,125

(a)	Net security losses represent pre-tax OTTI credit related losses of $178,000 for the three months ended March 31, 2010.

(b)	Includes the remaining balance of $1.3 million at March 31, 2010 of realized but unrecognized gain, net of tax, from the termination of interest rate swaps in June 2009. The gain will be recognized in earnings through December 2018, the original maturity date of the swap.

(c)	Represents reclassifications of non credit related components of previously recorded OTTI pursuant to the adoption of the Investments — Debt and Equity Securities topic of the FASB ASC.

(d)	Includes the remaining balance of $290,000 at March 31, 2009 of realized but unrecognized loss from the termination of an interest rate swap in March 2008. The loss was recognized in earnings until January 2010, the original maturity date of the interest rate swap.
Accumulated Other Comprehensive Income, net of tax, is comprised of the following components:

	At March 31,
	2010	2009
Unrealized gain(loss) on available for sale securities	$5,917	$251
Net actuarial loss and prior service cost for pension and other post retirement benefit plans	(1,189)	(689)
Unrealized loss on cash flow hedge	(3,406)	(6,017)
Deferred gain on hedge accounting transactions	1,256	(290)

Total	$2,578	$(6,745)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with the consolidated financial statements, notes and tables included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the Securities and Exchange Commission.
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
     These forward-looking statements, implicitly and explicitly, include the assumptions underlying the statements and other information with respect to the beliefs, plans, objectives, goals, expectations, anticipations, estimates, intentions, financial condition, results of operations, future performance and business, of Independent Bank Corp. (the “Company”) including the Company’s expectations and estimates with respect to the Company’s revenues, expenses, earnings, return on average equity, return on average assets, efficiency ratio, asset quality and other financial data and capital and performance ratios.
     Although the Company believes that the expectations reflected in the Company’s forward-looking statements are reasonable, these statements involve risks and uncertainties that are subject to change based on various important factors (some of which are beyond the Company’s control). The following factors, among others, could cause the Company’s financial performance to differ materially from the Company’s goals, plans, objectives, intentions, expectations and other forward-looking statements:
•	a weakening in the strength of the United States economy in general and the strength of the regional and local economies within the New England region and Massachusetts which could result in a deterioration of credit quality, a change in the allowance for loan losses or a reduced demand for the Company’s credit or fee-based products and services;

•	adverse changes in the local real estate market, could result in a deterioration of credit quality and an increase in the allowance for loan loss, as most of the Company’s loans are concentrated in southeastern Massachusetts and Cape Cod, and to a lesser extent, Rhode Island, and a substantial portion of these loans have real estate as collateral;

•	the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, could affect the Company’s business environment or affect the Company’s operations;

•	the effects of, any changes in, and any failure by the Company to comply with tax laws generally and requirements of the federal New Markets Tax Credit program in particular could adversely affect the Company’s tax provision and its financial results;

•	inflation, interest rate, market and monetary fluctuations could reduce net interest income and could increase credit losses;

•	adverse changes in asset quality could result in increasing credit risk-related losses and expenses;

•	changes in the deferred tax asset valuation allowance in future periods may result in adversely affecting financial results;

•	competitive pressures could intensify and affect the Company’s profitability, including as a result of continued industry consolidation, the increased financial services provided by non-banks and banking reform;

•	a deterioration in the conditions of the securities markets could adversely affect the value or credit quality of the Company’s assets, the availability and terms of funding necessary to meet the Company’s liquidity needs and the Company’s ability to originate loans;

•	the potential to adapt to changes in information technology could adversely impact the Company’s operations and require increased capital spending;

•	changes in consumer spending and savings habits could negatively impact the Company’s financial results;

•	acquisitions may not produce results at levels or within time frames originally anticipated and may result in unforeseen integration issues or impairment of goodwill and/or other intangibles;

•	adverse conditions in the securities markets could lead to impairment in the value of securities in the Company’s investment portfolios and consequently have an adverse effect on the Company’s earnings;

•	laws and programs designed to address capital and liquidity issues in the banking system, including, but not limited to, the Federal Deposit Insurance Corporation’s Temporary Liquidity Guaranty Program and the U.S. Treasury Department’s Capital Purchase Program and Troubled Asset Relief Program may continue to have significant effects on the financial services industry, the exact nature and extent of which is still uncertain;

•	changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) applicable to the Company’s business could adversely affect the Company’s operations; and

•	changes in accounting policies, practices and standards, as may be adopted by the regulatory agencies as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters could negatively impact the Company’s financial results.
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
EXECUTIVE LEVEL OVERVIEW
     The Company’s results of operations are largely dependent on net interest income, which is the difference between the interest earned on loans and securities and the interest paid on deposits and borrowings. The results of operations are also affected by the level of income/fees from loans, deposits, mortgage banking, and wealth management activities, as well as operating expenses, the provision for loan losses, the impact of federal and state income taxes, and the relative levels of interest rates and economic activity. As of March 31, 2010, the Company’s business lines continued to perform well. The Company was able to generate robust commercial loan growth and strong core deposit growth, primarily driven by an increase in municipal deposits, despite a tumultuous economy. The Company attained this growth by capitalizing on its competitive strengths to attract new customers and expand existing relationships within the geographies that the Company operates.
     The Company’s earnings performance for the first quarter was positive. The Company’s performance was driven by solid commercial loan growth as well as the Company’s focus on increasing core deposits and by maintaining a strong net interest margin for the quarter of 4.08%.
     The Company reported diluted earnings per share of $0.44 for the three months ending March 31, 2010, representing an increase from the prior year period. Additionally, the Company’s return on average assets and return on average equity were 0.84% and 8.95%, respectively, for the quarter ended March 31, 2010 as compared to 0.57% and 6.68%, respectively, for the quarter ended March 31, 2009.

     Total loans increased $16.3 million, or 0.5% from December 31, 2009. The Company continues to focus on its ability to generate commercial and home equity loan originations as part of its strategic growth plan. The Company is able to generate this volume of lending due to management’s in-depth knowledge of local markets and the dislocation of customers dissatisfied with larger competitors.
     Total deposits of $3.5 billion at March 31, 2010 increased $98.6 million, or 2.9%, compared to December 31, 2009, primarily as a result of a strategy to increase core municipal deposits. Time deposits decreased by $54.1 million due to the Company’s strategy to focus on lower-cost core deposits. The Company remains committed to deposit generation, with careful management of deposit pricing and selective deposit promotion. In an effort to control the cost of funds, the Company mitigates rising rate exposures by focusing on core deposits. In the current interest rate environment, management is focused on cultivating a strong deposit base with rational pricing for customer retention as well as core deposit growth. At March 31, 2010 core deposits were 75.1% of total deposits.
     At March 31, 2010 borrowings were $607.0 million, a decrease of $40.4 million or 6.2% from December 31, 2009. The Bank utilizes borrowings as a source of liquidity and more importantly as a means to manage interest rate risk by executing term funding to mitigate the interest rate risk inherent in the origination of fixed rate assets.
     While the Company has been experiencing increases in the level of nonperforming assets, loan charge-offs, delinquencies, and other asset quality measurements, the Company’s increases have been consistent with the weakening economy. Asset quality for the first quarter performed as management expected. While the losses recognized for some asset classes increased, the overall level of net charge-offs decreased significantly on both the linked quarter and year to date basis. While some individual borrowers will likely encounter difficulties, the Company does not currently anticipate a broad-based weakening of its loan portfolio. The tables below shows our asset quality for the periods indicated:

     The following graph displays the Company’s levels of loan loss reserves for the periods indicated:

*	Loans obtained in connection with the Ben Franklin acquisition during April of 2009, have been recorded at fair value in accordance with the Business Combinations Topic of the FASB ASC, which prohibits the carry-over of the allowance for credit losses.
     The Company’s capital position is sound. The Company’s tangible common equity ratio is 6.7%, pro forma to include the tax deductibility of goodwill. Regulatory capital levels exceed prescribed thresholds, and the Company maintained a common stock dividend of $0.18 for the quarter ended March 31, 2010, consistent with quarter ended December 31, 2009.
     The Company reported net income of $9.2 million for the quarter ended March 31, 2010, an increase of 44.4% as compared to the same period in 2009 due to an expanded net interest margin, good expense control, the scale benefits realized with the Ben Franklin acquisition that took place in the second quarter of 2009, and a lack of costs associated with the U.S. Treasury Preferred Stock in 2010 as compared to 2009. Excluding certain non-core items mentioned below, net operating earnings were up 73.5% from the same period in the prior year.
     The following table summarizes the impact of non-core items recorded for the time periods indicated below and reconciles them to the most comparable amounts calculated in accordance with GAAP:

	Net Income
	Available to Common		Diluted
	Shareholders		Earnings Per Share
	March 31,		March 31,
	2010	2009	2010	2009
AS REPORTED (GAAP)
Net Income	$9,227	$6,388	$0.44	$0.39
Preferred Stock Dividend	—	1,173	—	0.07

Net Income available to Common Shareholders (GAAP)	$9,227	$5,215	$0.44	$0.32

Non-GAAP Measures:
Non-Interest Income Components
Net Gain on Sale of Securities	—	(896)	—	(0.05)
Non-Interest Expense Components
Merger & Acquisition Expenses	—	1,000	—	0.06

TOTAL IMPACT OF NON-CORE ITEMS	—	104	—	0.01

AS ADJUSTED (NON-GAAP)	$9,227	$5,319	$0.44	$0.33

     For the quarter ended March 31, 2010, the Company recorded other-than-temporary impairment (“OTTI”) on certain securities, resulting in a negative charge to non-interest income of approximately $178,000 for the portion of OTTI which was determined to be credit related, with the remainder of the OTTI recorded through other comprehensive income (“OCI”). The tables above do not reflect the impact of the OTTI recorded by the Company, as the Company has determined those items to be core in nature.
     When management assesses the Company’s financial performance for purposes of making day-to-day and strategic decisions it does so based upon the performance of its core banking business, which is primarily derived from the combination of net interest income and non-interest or fee income, reduced by operating expenses, the provision for loan losses, and the impact of income taxes. The Company’s financial performance is determined in accordance with Generally Accepted Accounting Principles (“GAAP”) which, sometimes includes gain or loss due to items that management does not believe are related to its core banking business, such as gains or losses on the sales of securities, merger and acquisition expenses, and other items. Management, therefore, also computes the Company’s non-GAAP operating earnings, which excludes these items, to measure the strength of the Company’s core banking business and to identify trends that may to some extent be obscured by gains or losses which management deems not to be core to the Company’s operations. Management believes that the financial impact of the items excluded when computing non-GAAP operating earnings will disappear or become immaterial within a near-term finite period.
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
     A key determinant in the Company’s profitability is the net interest margin, which represents the difference between the yield on interest earning assets and the cost of liabilities. The Company has effectively managed its net interest margin despite a volatile interest rate environment. The Company’s net interest margin was 4.08% and 3.62% for the quarters ended March 31, 2010 and March 31, 2009, respectively.
     The following graph shows the trend in the Company’s net interest margin versus the Federal Funds Rate for nine quarters beginning with the quarter ended March 31, 2008 and ending with the quarter ended March 31, 2010:
     Non-interest income decreased by 4.0% for the quarter ended March 31, 2010 compared to the quarter ended March 31, 2009. Excluding certain items, non-interest income increased $1.1 million, or 12.5%, when compared to 2009. The table below reconciles non-interest income adjusted for certain items:

	Years Ended
	March 31,
	2010	2009	$ Variance	% Variance
	(Dollars in Thousands)
Non-Interest Income GAAP	$10,050	$10,473	($423)	-4.0%
Less/Add — Net Gain/ Loss on Sale of Securities	—	(1,379)	1,379	-100.0%
Add — Loss on Write-Down of Investments to Fair Value	178	—	178	n/a

Non-Interest Income as Adjusted (Non-GAAP)	$10,228	$9,094	$1,134	12.5%

     The Company’s Wealth Management business had aggregate revenues of $2.7 million, which increased by 17.1% for the quarter ended March 31, 2010 as compared to the same period in 2009. Assets under administration amounted to $1.3 billion, an increase of $264.3 million, or 24.9%, as compared to the assets under administration at March 31, 2009. The increase is due to the general increases in the stock market in these comparable periods and new client asset flows.
     The Company’s service charges were $4.2 million for the quarter ended March 31, 2010, an increase of $573,000 or 15.7% as compared to the same period in 2009, due mainly to the Ben Franklin acquisition.

     Non-interest expense has increased by 18.7% for the quarter ended March 31, 2010, as compared to the prior year period. The table below reconciles non-interest expense adjusted for certain items:

	Years Ended
	March 31,
	2010	2009	$ Variance	% Variance
	(Dollars in Thousands)
Non-Interest Expense GAAP	$33,588	$28,307	$5,281	18.7%
Less — Merger & Acquisition Expenses	—	(1,538)	1,538	-100.0%

Non-Interest Expense as Adjusted (Non-GAAP)	$33,588	$26,769	$6,819	25.5%

     The increase in expenses is primarily attributable to growth associated with the Ben Franklin merger which closed in the second quarter of 2009 in addition to increases in FDIC deposit insurance assessment fees, and loan workout costs.
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
     There have been no material changes in critical accounting policies during the first quarter of 2010. Please refer to the 2009 Form 10-K for a complete listing of critical accounting policies.
FINANCIAL POSITION
     Loan Portfolio Total loans increased by $16.3 million, or 0.5%, for the period ended March 31, 2010 as compared to the amount of total loans at December 31, 2009. Loan growth achieved was concentrated in the commercial real estate, commercial and industrial, and home equity categories. This was offset by a continued decline in the residential real estate and other consumer lending categories. Total commercial loans (including small business loans) now represent 66.9% of the total loan portfolio.
     Loans obtained in connection with the Ben Franklin acquisition during April of 2009 were $687.4 million and have been recorded at fair value in accordance with            the Business Combinations Topic of the FASB ASC, which prohibits the carry-over of the allowance for credit losses. The Company’s evaluation of loans with evidence of loan deterioration as of the acquisition date resulted in a nonaccretable difference of $806,000, which is defined as the loan’s contractually required payments receivable in excess of the amounts of its cash flows expected to be collected. The Company considered factors such as payment history, collateral values, and accrual status when determining whether there was evidence of deterioration of loan’s credit quality at the acquisition date. As of March 31, 2010 the remaining nonaccretable difference was $14,000. The majority of the decrease in the nonaccretable difference was due to loan charge-offs, with the remainder of the decrease being amortized into interest income.
     The Bank’s commercial real estate portfolio, the Bank’s largest portfolio, is diversified with loans secured by a variety of property types, such as owner-occupied and non-owner-occupied commercial, retail, office, industrial, and warehouse facilities as well as other special purpose properties, such as hotels, motels, restaurants, golf courses, and healthcare-related properties. Commercial real estate also includes loans secured by certain residential-related property types including multi-family apartment buildings, residential development tracts and, to a lesser extent, condominiums. The following pie chart shows the diversification of the commercial real estate portfolio as of March 31, 2010:
Commercial Real Estate Portfolio by Property Type as of 3/31/10
     The Bank considers a concentration of credit to a particular industry to exist when the aggregate credit exposure to a borrower, an affiliated group of borrowers or a non-affiliated group of borrowers engaged in one industry exceeds 10% of the Bank’s loan portfolio which includes direct, indirect or contingent obligations. As of March 31, 2010, loans made by the Company to the industry concentration of lessors of non-residential buildings constituted 13.4% of the Company’s total loan portfolio.
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
     Troubled Debt Restructurings In the course of resolving nonperforming loans, the Bank may choose to restructure the contractual terms of certain loans. The Bank attempts to work out an alternative payment schedule with the borrower in order to avoid foreclosure actions. Any loans that are modified are reviewed by the Bank to identify if a troubled debt restructuring (“TDR”) has occurred, which is when for economic or legal reasons related to a borrower’s financial difficulties, the Bank grants a concession to the borrower that it would not otherwise consider based upon current market rates. Terms may be modified to fit the ability of the borrower to repay in line with its current financial status and the restructuring of the loan may include the transfer of assets from the borrower to satisfy the debt, a modification of loan terms, or a combination of the two. If such efforts by the Bank do not result in a satisfactory arrangement, the loan is referred to legal counsel, at which time foreclosure proceedings are initiated. At any time prior to a sale of the property at foreclosure, the Bank may and will terminate foreclosure proceedings if the borrower is able to work out a satisfactory payment plan.
     Loans that are considered to be TDRs are reported as a TDR by the Company within the calendar year that the loan is modified. In subsequent calendar years, the loan is reviewed to determine if the borrower is performing under modified terms and if the loan is meeting current market rates. If a loan meets both of these criteria, the Company no longer reports that loan as a TDR. The Company continually reviews the prior year TDRs to monitor these criteria.
     It is the Bank’s policy to have any restructured loans which are on nonaccrual status prior to being modified remain on nonaccrual status for approximately six months, subsequent to being modified, before management considers its return to accrual status. If the restructured loan is not on nonaccrual status prior to being modified, it is reviewed to determine if the modified loan should remain on accrual status.
     The following table shows the troubled debt restructured loans on accrual and nonaccrual status as of the dates indicated:

Table 1 — Troubled Debt Restructured Loans
As of March 31, 2010

	Number of	Balance of
	Loans	Loans
	(Dollars in Thousands)
TDRs on accrual status	138	$17,570
TDRs on nonaccrual status	12	2,340

	150	$19,910

As of December 31, 2009

	Number of	Balance of
	Loans	Loans
	(Dollars in Thousands)
TDRs on accrual status	97	$10,484
TDRs on nonaccrual status	11	3,498

	108	$13,982

     The following table sets forth a summary of certain delinquency information as of the dates indicated:
Table 2 — Summary of Delinquency Information

	At March 31, 2010						At December 31, 2009
	30-59 days		60-89 days		90 days or more		30-59 days		60-89 days		90 days or more
	Number	Principal	Number	Principal	Number	Principal	Number	Principal	Number	Principal	Number	Principal
	of Loans	Balance	of Loans	Balance	of Loans	Balance	of Loans	Balance	of Loans	Balance	of Loans	Balance
	(Dollars in Thousands)						(Dollars in Thousands)
Commercial and Industrial	17	$1,030	5	$372	27	$6,675	22	$3,519	8	$2,182	18	$3,972
Commercial Real Estate	22	12,358	10	2,094	50	22,953	22	5,803	8	6,163	43	16,875
Commercial Construction	—	—	—	—	—	—	—	—	—	—	—	—
Small Business	28	910	14	474	25	651	34	945	13	163	21	419
Residential Real Estate	5	394	13	1,839	25	5,404	11	2,815	12	2,431	22	5,130
Residential Construction	—	—	—	—	—	—	—	—	—	—	—	—
Home Equity	18	1,339	8	747	12	620	26	1,956	7	303	14	876
Consumer — Auto	284	2,430	41	364	40	301	371	3,041	26	522	16	248
Consumer — Other	78	915	32	171	25	129	109	858	20	237	31	261

Total	452	$19,376	123	$6,061	204	$36,733	595	$18,937	94	$12,001	165	$27,781

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
     Nonperforming Assets Nonperforming assets are comprised of nonperforming loans, nonperforming securities, Other Real Estate Owned (“OREO”) and other assets. Nonperforming loans consist of loans that are more than 90 days past due but still accruing interest and nonaccrual loans. Nonperforming securities consist of securities that are on nonaccrual status. OREO includes properties held by the Bank as a result of foreclosure or by acceptance of a deed in lieu of foreclosure. As of March 31, 2010, nonperforming assets totaled $48.8 million, an increase of $7.6 million from December 31, 2009. The increase in nonperforming assets is attributable mainly to increases in nonperforming loans in the commercial real estate and commercial and industrial categories and OREO. Nonperforming assets represented 1.07% of total assets at March 31, 2010, as compared to 0.92% at December 31, 2009. The Bank had twenty-three and nineteen properties totaling $6.0 million and $4.0 million held as OREO as of March 31, 2010 and December 31, 2009, respectively.
     Repossessed automobile loan balances continue to be classified as nonperforming loans and not as other assets, because the borrower has the potential to satisfy the obligation within twenty days from the date of repossession (before the Bank can schedule disposal of the collateral). The borrower can redeem the property by payment in full at any time prior to the property’s disposal by the Bank. Repossessed automobile loan balances amounted to $353,000 as of March 31, 2010, $198,000 at December 31, 2009 and $438,000 at March 31, 2009.
     The following table sets forth information regarding nonperforming assets held by the Company at the dates indicated:

Table 3 — Nonperforming Assets / Loans
(Unaudited — Dollars in Thousands)

	As of	As of	As of
	March 31,	December 31,	March 31,
	2010	2009	2009
Loans past due 90 days or more but still accruing
Consumer — Auto	$86	$44	$227
Consumer — Other	49	248	229

Total	$135	$292	$456

Loans accounted for on a nonaccrual basis (1)
Commercial and Industrial	$7,252	$4,205	$3,884
Small Business	1,294	793	1,638
Commercial Real Estate	23,645	18,525	10,833
Residential Real Estate	8,091	10,829	8,521
Consumer — Home Equity	948	1,166	2,940
Consumer — Auto	353	198	438
Consumer — Other	121	175	250

Total	$41,704	$35,891	$28,504

Total nonperforming loans	$41,839	$36,183	$28,960

Nonaccrual securities	899	920	1,698
Other assets in possession	99	148	224
Other real estate owned	5,990	3,994	1,764

Total nonperforming assets	$48,827	$41,245	$32,646

Nonperforming loans as a percent of gross loans	1.23%	1.07%	1.08%

Nonperforming assets as a percent of total assets	1.07%	0.92%	0.87%

Restructured Accruing Loans	$17,570	$10,484	$4,365

(1)	There were $2.3 million, $3.4 million, and $1.3 million of restructured, nonaccruing loans at March 31, 2010, December 31, 2009, and March 31, 2009, respectively.
     Potential problem commercial loans are those which are not included in nonaccrual or nonperforming loans and which are not considered troubled debt restructures, but where known information about possible credit problems of the borrowers causes management to have concerns as to the ability of such borrowers to comply with present loan repayment terms. At both March 31, 2010 and December 31, 2009, the Bank had one-hundred nine and one-hundred two potential problem commercial loan relationships, respectively, which are not included in nonperforming loans, with an aggregate outstanding balance of $108.9 million and $122.1 million, respectively. At March 31, 2010 and December 31, 2009, these potential problem loans continued to perform with respect to payments. Management actively monitors these loans and strives to minimize any possible adverse impact to the Bank.

     See the table below for interest income that was recognized or collected on the nonaccrual loans as of the dates indicated:
Table 4 — Interest Income Recognized/Collected on
Nonaccrual / Troubled Debt Restructured Loans

	Three Months Ended
	March 31,
	2010	2009
	(Dollars in Thousands)
Interest income that would have been recognized, if nonaccruing loans at their respective dates had been performing	$923	$698

Interest income recognized on troubled debt restructured accruing loans at their respective dates	$203	25

Interest collected on these nonaccrual and restructured loans and included in interest income	$211	$63
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
     At March 31, 2010, impaired loans included all commercial real estate loans and commercial and industrial loans on nonaccrual status, troubled debt restructures, and other loans that have been categorized as impaired. Total impaired loans at March 31, 2010 and December 31, 2009 were $50.7 million and $39.2 million, respectively.
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
     As of March 31, 2010, the allowance for loan losses totaled $45.3 million, or 1.33% of total loans as compared to $42.4 million, or 1.25% of total loans, at December 31, 2009. The increase in allowance was due to a combination of factors including changes in asset quality and organic loan growth.
     Compared to March 31, 2009, the ratio of allowance for loan losses to total loans decreased from 1.40%. The year-over-year decrease in the ratio of allowance to total loans was due to the implementation of recent accounting guidance pertaining to the business combinations topic of the FASB ASC, which precluded the combination of any general allowance amounts associated with the acquired loans within the Ben Franklin loan portfolio.
     Accordingly, loans obtained in connection with the acquisition were initially recorded at fair value, based on management’s estimates of cash flows expected to be collected on the loans. Subsequent to the acquisition, management updates its estimates of cash flows to be collected on these loans to determine if impairment exists. Based on management’s analysis, management believes that the level of the allowance for loan losses at March 31, 2010 is adequate.
     The following table summarizes changes in the allowance for loan losses and other selected statistics for the periods presented:

Table 5 — Summary of Changes in the Allowance for Loan Losses

	Quarter to Date
	March 31,	December 31,	September 30,	June 30,	March 31,
	2010	2009	2009	2009	2009
	(Unaudited - Dollars in Thousands)
Average loans	$3,403,909	$3,389,219	$3,375,581	$3,284,764	$2,651,959

Allowance for loan losses, beginning of period	$42,361	$41,357	$40,068	$37,488	$37,049
Charged-off loans:
Commercial and Industrial	531	614	1,243	31	20
Small Business	331	388	821	532	306
Commercial Real Estate	199	518	—	72	—
Residential Real Estate	139	149	379	207	94
Commercial Construction	—	621	—	—	2,059
Residential Construction	—	—	—	—	—
Consumer — Home Equity	242	632	301	611	254
Consumer — Auto	246	356	431	353	795
Consumer — Other	336	420	299	386	363

Total charged-off loans	2,024	3,698	3,474	2,192	3,891

Recoveries on loans previously charged-off:
Commercial and Industrial	4	18	2	5	2
Small Business	80	61	59	57	26
Commercial Real Estate	1	—	—	—	—
Residential Real Estate	4	—	—	—	104
Commercial Construction	—	—	—	—	—
Residential Construction	—	—	—	—	—
Consumer — Home Equity	8	33	3	3	3
Consumer — Auto	114	133	203	196	130
Consumer — Other	80	33	53	43	65

Total recoveries	291	278	320	304	330

Net loans charged-off	1,733	3,420	3,154	1,888	3,561
Provision for loan losses	4,650	4,424	4,443	4,468	4,000

Total allowance for loan losses, end of period	$45,278	$42,361	$41,357	$40,068	$37,488

Net loans charged-off as a percent of average total loans (annualized)	0.21%	0.40%	0.37%	0.23%	0.54%
Total allowance for loan losses as a percent of total loans	1.33%	1.25%	1.22%	1.19%	1.41%
Total allowance for loan losses as a percent of nonperforming loans	108.22%	117.07%	111.97%	127.24%	129.45%
Net loans charged-off as a percent of allowance for loan losses (annualized)	15.5%	32.03%	30.26%	18.90%	38.52%
Recoveries as a percent of charge-offs (annualized)	14.38%	7.52%	9.21%	13.87%	8.48%
     The allowance for loan losses is allocated to various loan categories as part of the Bank’s process of evaluating the adequacy of the allowance for loan losses. During the first quarter, allocated allowance amounts increased by approximately $2.9 million to $45.3 million at March 31, 2010.
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
Table 6 - Summary of Allocation of the Allowance for Loan Losses
(Unaudited — Dollars In Thousands)

	AT MARCH 31,		AT DECEMBER 31,
	2010		2009
		Percent of		Percent of
		Loans		Loans
	Allowance	In Category	Allowance	In Category
	Amount*	To Total Loans	Amount	To Total Loans
Allocated Allowances:
Commercial and Industrial	$9,674	11.4%	$7,545	11.0%
Small Business	3,521	2.4%	3,372	2.4%
Commercial Real Estate	20,617	48.2%	19,451	47.5%
Real Estate Construction	2,692	5.1%	2,457	5.5%
Real Estate Residential	2,768	15.8%	2,840	16.4%
Consumer — Home Equity	3,934	14.2%	3,945	13.9%
Consumer — Auto	902	2.0%	1,422	2.3%
Consumer — Other	1,170	0.9%	1,329	1.0%

Total Allowance for Loan Losses	$45,278	100.0%	$42,361	100.0%

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
     Amounts of allowance may also be assigned to individual loans on the basis of loan impairment. Certain loans are evaluated individually and are judged to be impaired when management believes it is probable that the Bank will not collect all of the contractual interest and principal payments as scheduled in the loan agreement. Under this method, loans are selected for evaluation based upon a change in internal risk rating, occurrence of delinquency, loan classification, loan modifications meeting the definition of a troubled debt restructure, or nonaccrual status. A specific allowance amount is allocated to an individual loan when such loan has been deemed impaired and when the amount of a probable loss is able to be estimated on the basis of: (a) the present value of anticipated future cash flows or on the loan’s observable fair market value, or (b) the fair value of collateral, if the loan is collateral dependent. Loans evaluated individually for impairment and the amount of specific allowance assigned to such loans totaled $50.7 million and $4.3 million, respectively, at March 31, 2010 and $39.2 million and $1.8 million respectively, at December 31, 2009. Impaired loans at December 31, 2009 exclude those loans acquired from Ben Franklin which were recorded at fair value at the date of acquisition, and for which impairment amounts were recorded based upon an estimate of cash flows to be collected over the life of the loan at the time. However, loans acquired from Ben Franklin that were not impaired at the acquisition date, but were subsequently indentified as impaired loans have been included in the impaired total with their respective allowance amounts.
     Goodwill and Identifiable Intangible Assets Goodwill and Identifiable Intangible Assets were $143.4 million and $143.7 million at March 31, 2010 and December 31, 2009, respectively.
     Securities Trading assets increased by $1.2 million at March 31, 2010 to $7.4 million, as compared to December 31, 2009. Available for sale and held to maturity securities decreased by $37.5 million, or 6.2%, at March 31, 2010 as compared to December 31, 2009. The ratio of securities to total assets as of March 31, 2010 was 12.6%, compared to 13.6% at December 31, 2009.

     The Company continually reviews investment securities for the presence of OTTI. Further analysis of the Company’s OTTI can be found in Note 3 “Securities” within the Condensed Notes to the Unaudited Consolidated Financial Statements.
     Federal Home Loan Bank Stock The Company held an investment in Federal Home Loan Bank Boston (“FHLBB”) of $35.9 million at both March 31, 2010 and December 31, 2009. The FHLBB is a cooperative that provides services to its member banking institutions. The primary reason for joining the FHLBB was to obtain funding from the FHLBB. The purchase of stock in the FHLBB is a requirement for a member to gain access to funding. The Company purchases FHLBB stock proportional to the volume of funding received and views the purchases as a necessary long-term investment for the purposes of balance sheet liquidity and not for investment return.
     In February 2009 the FHLBB announced that it had indefinitely suspended its dividend payment which began in the first quarter of 2009, and continued the moratorium, put into effect during the fourth quarter of 2008, on all excess stock repurchases in an effort to help preserve capital. Although the FHLBB reported a net loss for the years ended December 31, 2009 and December 31, 2008, the Company reviewed recent public filings and rating agencies analysis which showed acceptable ratings, a capital position which exceeds all required capital levels, and other factors, which were considered by the Company’s management when determining if an OTTI exists with respect to the Company’s investment in FHLBB. As a result of the Company’s review for OTTI, management deemed the investment in the FHLBB stock not to be OTTI as of March 31, 2010 and management will continue to monitor it closely. There can be no assurance as to the outcome of management’s future evaluation of the Company’s investment in the FHLBB.
     Bank Owned Life Insurance Bank Owned Life Insurance (“BOLI”) increased by $815,000, or 1.0% to $80.1 million at March 31, 2010, compared to $79.3 million at December 31, 2009. Revenue recognized related to these policies was $721,000 for the three month period ended March 31, 2010, a slight decrease, compared to the year ago period. The Company uses these tax exempt insurance contracts as a vehicle to defray the cost of employee benefits. The Company performs pre-purchase and ongoing risk assessments as part of its BOLI program and presents such an assessment to the Board of Directors no less than annually.
     Deposits Total deposits of $3.5 billion increased 2.9% at March 31, 2010 compared to $3.4 billion at December 31, 2009. The Company continued its focus on core deposits, which increased $152.7 million, or 6.2%, since December 31, 2009, representing 75.1% of total deposits at March 31, 2010. Management is focused on improving deposit mix and in controlling the cost of deposits as reflected in the decrease of the cost of funds.
     Borrowings Total borrowings decreased $40.4 million, or 6.2%, from December 31, 2009 to $607.0 million at March 31, 2010, primarily due to deposit growth.
     Stockholders’ Equity Stockholders’ equity as of March 31, 2010 totaled $418.2 million, as compared to $412.6 million at December 31, 2009.

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
     The Company reported net income of $9.2 million, a $2.8 million, or a 44.4% increase, for the first quarter of 2010 as compared to the first quarter of 2009. On a diluted earnings per share basis the Company reported earnings of $0.44 for the three months ended March 31, 2010, compared to earnings of $0.32 for the three months ended March 31, 2009. Net income available to the common shareholder, which includes the effect of preferred stock dividends, was $5.2 million, for the three months ended March 31, 2009. There were no preferred stock dividends in 2010.
     The fluctuations in the Company’s results comparing the quarters ending March 31, 2010 and 2009, were due to the following:
•	The acquisition of Ben Franklin during the second quarter of 2009 which has been fully integrated into the Company as of March 31, 2010.

•	The higher level of provision for loan losses, consistent with current economic conditions and anticipated higher levels of loan losses.

•	The 2009 issuance of preferred stock related to the Company’s participation in the United States Treasury Department’s Capital Purchase program, which decreased the net income available to common shareholders by the preferred dividends declared of $1.2 million in the first quarter of 2009. There were no preferred stock dividends in the first quarter of 2010, as the Company subsequently exited this program during the second quarter of 2009.
     Net Interest Income The amount of net interest income is affected by changes in interest rates and by the volume and mix of interest earning assets and interest bearing liabilities.
     On a fully tax equivalent basis, net interest income for the first quarter of 2010 increased $10.2 million, or 33.8%, to $40.5 million, as compared to the first quarter of 2009. The Company’s net interest margin was 4.08% for the quarter ended March 31, 2010 as compared to 3.62% for the quarter ended March 31, 2009. The Company’s interest rate spread (the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities) was 3.83% and 3.26% for the first quarter of 2010 and 2009, respectively.

     The yield on earning assets was 5.15% for the quarter ending March 31, 2010, compared with 5.23% in the same quarter ending in 2009. The average balance of securities has decreased by $4.2 million, or 0.7%, as compared with the prior year, while the yield on securities has decreased 38 basis points to 4.65%. The average balance of loans increased by $752.0 million, or 28.4%, and the yield on loans decreased by 22 basis points to 5.27% for the first quarter of 2010 compared to 5.49% for the first quarter in 2009. The primary reasons for the increase in the loan balances is the Ben Franklin acquisition and organic growth.
     For the three months ending March 31, 2010, the cost of funds decreased 56 basis points to 1.09% as compared to the same period in 2009 and the average balance of interest-bearing liabilities increased by $500.8 million, or 18.1%. The average cost of these interest bearing liabilities decreased to 1.32% for the quarter ending March 31, 2010 as compared to 1.97% in the same period in 2009. The primary reason for this decrease is the active management of deposit costs and the shift in the Company’s deposit mix.
     The following table presents the Company’s daily average balances, net interest income, interest rate spread, and net interest margin for the quarter ending March 31, 2010 and March 31, 2009. For purposes of the table and the following discussion, income from interest-earning assets and net interest income are presented on a fully-taxable equivalent basis by adjusting income and yields earned on tax-exempt interest received on securities and loans, to make them equivalent to income and yields on fully-taxable earning assets. The fully-taxable equivalent was calculated using the statutory tax rate:

Table 7 — Average Balance, Interest Earned/Paid & Average Yields
(Unaudited — Dollars in Thousands)

	QUARTER ENDED MARCH 31,
	2010			2009
		INTEREST			INTEREST
	AVERAGE	EARNED/	YIELD/	AVERAGE	EARNED/	YIELD/
	BALANCE	PAID	RATE	BALANCE	PAID	RATE
Interest-Earning Assets:
Interest Bearing Cash, Federal Funds Sold, and Short Term Investments	$23,125	$24	0.42%	$121,394	$198	0.66%
Securities:
Trading Assets	6,800	60	3.58%	2,706	25	3.75%
Taxable Investment Securities	568,550	6,409	4.57%	565,797	6,937	4.97%
Non-taxable Investment Securities (1)	19,111	342	7.26%	30,161	469	6.31%

Total Securities:	594,461	6,811	4.65%	598,664	7,431	5.03%

Loans
Commercial and Industrial	377,855	4,417	4.74%	274,480	3,303	4.88%
Commercial Real Estate	1,630,944	23,089	5.74%	1,129,022	17,067	6.13%
Commercial Construction	171,535	2,076	4.91%	174,507	1,915	4.45%
Small Business	82,476	1,217	5.98%	87,181	1,289	6.00%

Total Commercial	2,262,810	30,799	5.52%	1,665,190	23,574	5.74%
Residential Real Estate	548,533	6,765	5.00%	408,250	5,296	5.26%
Residential Construction	9,102	118	5.26%	10,924	172	6.39%
Consumer — Home Equity	478,324	4,522	3.83%	407,860	4,010	3.99%

Total Consumer Real Estate	1,035,959	11,405	4.46%	827,034	9,478	4.65%
Consumer — Auto	73,656	1,278	7.04%	122,247	2,044	6.78%
Consumer — Other	31,484	734	9.45%	37,488	801	8.67%

Total Other Consumer	105,140	2,012	7.76%	159,735	2,845	7.22%

Total Loans	3,403,909	44,216	5.27%	2,651,959	35,897	5.49%

Loans Held for Sale	7,125	106	6.03%	15,114	168	4.51%
Total Interest-Earning Assets	$4,028,620	$51,157	5.15%	$3,387,131	$43,694	5.23%

Cash and Due from Banks	66,424			60,079
Federal Home Loan Bank Stock	35,854			24,603
Other Assets	304,200			251,307

Total Assets	$4,435,098			$3,723,120

Interest-bearing Liabilities:
Deposits:
Savings and Interest Checking Accounts	$1,056,156	$1,184	0.45%	$740,020	$996	0.55%
Money Market	702,390	1,320	0.76%	518,438	1,696	1.33%
Time Deposits	889,449	3,435	1.57%	831,196	5,715	2.79%

Total interest-bearing deposits:	$2,647,995	$5,939	0.91%	$2,089,654	$8,407	1.63%
Borrowings:
Federal Home Loan Bank Borrowings	$340,301	$2,432	2.90%	$410,126	$2,675	2.65%
Federal Funds Purchased and Assets Sold Under Repurchase Agreement	184,624	830	1.82%	172,884	856	2.01%
Junior Subordinated Debentures	61,857	902	5.91%	61,857	947	6.21%
Subordinated Debentures	30,000	535	7.23%	30,000	537	7.26%
Other Borrowings	2,360	—	0.00%	1,772	—	0.00%

Total Borrowings:	619,142	4,699	3.08%	676,639	5,015	3.01%

Total Interest-Bearing Liabilities	$3,267,137	$10,638	1.32%	$2,766,293	$13,422	1.97%

Demand Deposits	702,833			530,425
Other Liabilities	47,020			42,405

Total Liabilities	$4,016,990			$3,339,123
Stockholders’ Equity	418,108			383,997

Total Liabilities and Stockholders’ Equity	$4,435,098			$3,723,120

Net Interest Income		$40,519			$30,272

Interest Rate Spread (2)			3.83%			3.26%

Net Interest Margin (3)			4.08%			3.62%

Supplemental Information:
Total Deposits, including Demand Deposits	$3,350,828	$5,939		$2,620,079	$8,407
Cost of Total Deposits			0.72%			1.30%
Total Funding Liabilities, including Demand Deposits	$3,969,970	$10,638		$3,296,718	$13,422
Cost of Total Funding Liabilities			1.09%			1.65%

(1)	The total amount of adjustment to present interest income and yield on a fully tax-equivalent basis is $309 and $283 for the quarter ended March 31, 2010 and March 31, 2009, respectively.

(2)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(3)	Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.

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
Table 8 — Volume Rate Analysis

	Three Months Ended March 31,			Three Months Ended March 31,
	2010 Compared to 2009			2009 Compared to 2008
	Change	Change		Change	Change
	Due to	Due to	Total	Due to	Due to	Total
	Rate (1)	Volume	Change	Rate	Volume	Change
	(Unaudited - Dollars in Thousands)
Income on Interest-Earning Assets:
Interest Bearing Cash, Federal Funds Sold and Short Term Investments	$(14)	$(160)	$(174)	$(3,498)	$3,677	$179
Securities:
Taxable Securities	(562)	34	(528)	(254)	1,805	1,551
Non-Taxable Securities (2)	45	(172)	(127)	(15)	(251)	(266)
Trading Assets	(3)	38	35	(4)	1	(3)

Total Securities:	(520)	(100)	(620)	(273)	1,555	1,282
Loans (2) (3)	(1,859)	10,178	8,319	(6,621)	7,378	757
Loans Held for Sale	27	(89)	(62)	27	(4)	23

Total	$(2,366)	$9,829	$7,463	$(10,365)	$12,606	$2,241

Expense of Interest-Bearing Liabilities:
Deposits:
Savings and Interest Checking Accounts	$(237)	$425	$188	$(942)	$347	$(595)
Money Market	(978)	602	(376)	(1,245)	363	(882)
Time Deposits	(2,681)	401	(2,280)	(2,696)	2,265	(431)

Total Interest-Bearing Deposits:	(3,896)	1,428	(2,468)	(4,883)	2,975	(1,908)
Borrowings:
Federal Home Loan Bank Borrowings	$212	$(455)	$(243)	$(1,339)	$1,072	$(267)
Federal Funds Purchased and Assets Sold Under Repurchase Agreements	(84)	58	(26)	(575)	278	(297)
Junior Subordinated Debentures	(45)	—	(45)	(19)	106	87
Subordinated Debentures	(2)	—	(2)	537	—	537
Other Borrowings	—	—	—	(18)	(26)	(44)

Total Borrowings:	81	(397)	(316)	(1,414)	1,430	16

Total	$(3,815)	$1,031	$(2,784)	$(6,297)	$4,405	$(1,892)

Change in Net Interest Income	$1,449	$8,798	$10,247	$(4,068)	$8,201	$4,133

(1)	The changes for each category of interest income and expense are divided between the portion of change attributable to the variance in volume and the portion of the change attributable to the variances in rate for that category. The unallocated change in rate or volume variance has been allocated to the rate variances.

(2)	The total amount of the adjustment to present income and yield on a fully tax-equivalent basis is $309 and $283 for the three months ended March 31, 2010 and 2009, respectively.

(3)	Loans include portfolio loans, and nonperforming loans; however unpaid interest on nonaccrual loans has not been included for purposes of determining interest income.
     Provision For Loan Losses The provision for loan losses represents the charge to expense that is required to maintain an adequate level of allowance for loan losses. The provision for loan losses totaled $4.7 million at March 31, 2010, compared with $4.0 million in the comparable year-ago period, an increase of $650,000. The Company’s allowance for loan losses, as a percentage of total loans, was 1.33%, as compared to 1.25% at December 31, 2009 and 1.41% at March 31, 2009. For the quarter ended March 31, 2010, net loan charge-offs totaled $1.7 million, a decrease of $1.8 million from the quarter ended March 31, 2009.
     The increase in the amount of the provision for loan losses is the result of a combination of factors including: shifting growth rates among various components of the Bank’s loan portfolio with differing facets of risk; continued challenges with respect to the economic environment, increases in specific allocations for impaired loans, and the level of loan delinquencies and nonperforming loans. While the total loan portfolio increased by 28.5% for the quarter ended March 31, 2010, as compared to the quarter ended March 31, 2009, growth among the commercial components of the loan portfolio outpaced growth among those consumer components, which exhibit different credit risk characteristics.
     Regional and local general economic conditions showed signs of improvement during the first quarter of 2010, as measured in terms of employment levels, statewide economic activity, and other regional economic indicators. Additionally, improving market fundamentals were observed in residential real estate markets in terms of both sales data and home prices. Regional commercial real estate markets, however, continued to struggle, characterized by higher vacancy rates and declining rents. Despite some of the positive economic indicators, improvement is expected to be gradual and the economic environment should remain challenging for the remainder of 2010.
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
     Non-Interest Income Non-interest income decreased by $423,000, or 4.0%, during the quarter ended March 31, 2010, as compared to the same period in the prior year. The change in non-interest income is attributable to the following:
     Service charges on deposit accounts increased by $573,000, or 15.7%, during the quarter ended March 31, 2010, primarily due to the Ben Franklin acquisition.
     Wealth management revenue increased by $398,000, or 17.1%. Assets under management at March 31, 2010 were $1.3 billion, an increase of $264.3 million, or 24.9% as compared to the same period a year ago. The increase is due to the general increases in the stock market in these comparable periods and new client asset flows.
     Mortgage banking income decreased by $156,000, or 13.5%, during the quarter ended March 31, 2010 as compared to the quarter ended March 31, 2009, primarily due to decreases in the fair value adjustments on mortgage derivatives and a decrease in mortgage originations. The balance of the loans serviced amounted to $341.7 million as of March 31, 2010, as compared to a $237.9 million at March 31, 2009. The Company accounts for the mortgage servicing asset at fair value with changes in fair value recorded in earnings as a component of mortgage banking income. Changes in the mortgage servicing asset were as follows:

Table 9 — Mortgage Servicing Asset
(Dollars in thousands)

	2010	2009
Balance as of December 31,	$2,195	$1,498
Additions	—	15
Amortization	(154)	(131)
Change in Valuation Allowance	192	115

Balance as of March 31,	$2,233	$1,497

     There were no gains or losses on the sale of securities recorded during the quarter ended March 31, 2010 and a gain of $1.4 million on the sale of securities, during the quarter ended March 31, 2009.
     The Company deemed certain pooled trust preferred securities and one private mortgage-backed security to be OTTI during the first quarter of 2010. The Company recorded a total credit related impairment charge of $178,000 for the quarter ended March 31, 2010. The Company recorded no OTTI charges in the first quarter of 2009.
     Other non-interest income increased by $327,000, or 26.6%, for the quarter ended March 31, 2010, as compared to the same period in 2009, mainly due to gains on trading assets.
     Non-Interest Expense Non-interest expense increased by $5.3 million, or 18.7% for the quarter ended March 31, 2010, as compared to the same period in 2009. The change in non-interest income is attributable to the following.
     Salaries and employee benefits increased by $3.6 million, or 24.3%. The increase in salaries and benefits is attributable to the addition of employees as a result of Ben Franklin acquisition, annual salary increases, and incentive programs.
     Occupancy and equipment expense increased by $430,000, or 11.6%. The increase is mainly due to an increase in rent and maintenance expense due to the acquisition of additional space and equipment in connection with the Ben Franklin acquisition.
     Data processing and facilities management expense decreased by $122,000, or 8.6%.
     The FDIC insurance assessment increased by $785,000.
     Other non-interest expense increased by $2.1 million, or 33.9%. The increases are primarily attributable to increases in fees and expenses related to credit related loan workout and collection expenses and branch closing costs. Also, intangible amortization costs have increased due to the addition of intangible assets associated with Ben Franklin acquisition.
     Income Taxes For the quarters ending March 31, 2010 and March 31, 2009, the Company recorded combined federal and state income tax provisions of $2.8 million and $1.8 million, respectively. The effective tax rate for the quarters ending March 31, 2010 and 2009 was 23.25% and 21.67%, respectively, and was positively impacted by the Company’s New

Market Tax Credit allocation, a schedule showing the expected tax credit recognition by year is shown in the table below:
Table 10 — New Markets Tax Credit Recognition Schedule
(Unaudited Dollars in Thousands)

									Total
Investment		2004-2010	2011	2012	2013	2014	2015	2016	Credits
2004	$15 M	$5,850	$—	$—	$—	$—	$—	$—	$5,850
2005	15 M	4,950	900	—	—	—	—	—	5,850
2007	38.2 M	8,022	2,292	2,292	2,292	—	—	—	14,898
2008	6.8 M	1,020	408	408	408	408	—	—	2,652
2009	10 M	1,000	500	600	600	600	600	—	3,900
2010	5 M	250	250	250	300	300	300	300	1,950

Total	$90 M	$21,092	$4,350	$3,550	$3,600	$1,308	$900	$300	$35,100

     In 2009 the United States Secretary of the Treasury awarded, $50 million in tax credit allocation authority under the federal New Markets Tax Credit Program to Rockland Trust Community Development Corporation, a wholly-owned, second-tier subsidiary of the Company. The Company will be eligible to receive tax credits over a seven year period totaling 39% of its award, or $19.5 million, as it invests capital into the subsidiary which will lend to qualifying businesses in low income communities. As of March 31, 2010 the Company has invested $15.0 million related to this award. The Company anticipates investing the remaining $35.0 million throughout the remainder of 2010 and it has been included in the Company’s calculation of its effective tax rate. The tax effects of all income and expense transaction are recognized by the Company in each year’s consolidated statements of income regardless of the year in which the transactions are reported for income purposes.
     Return on Average Assets and Equity The annualized consolidated returns on average common equity and average assets for the three months ended March 31, 2010 and 2009 were as follows:
Table 11 — Return on Average Equity and Assets

	Three Months Ended
	March 31,
	2010	2009
Return on Average Equity	8.95%	6.68%
Return on Average Assets	0.84%	0.57%
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
     The Bank may choose to utilize interest rate swap agreements and interest rates caps and floors to mitigate interest rate risk. An interest rate swap is an agreement whereby one party agrees to pay a floating rate of interest on a notional principal amount in exchange for receiving a fixed rate of interest on the same notional amount for a predetermined period of time from a second party. Interest rate caps and floors are agreements whereby one party agrees to pay a floating rate of interest on a notional principal amount for a predetermined period of time to a second party if certain market interest rate thresholds are realized. The amounts relating to the notional principal amount are not actually exchanged. For additional information regarding the Company’s Derivatives Instruments, see Note 7 in Item 1 hereof.
     Market Risk Market risk is the sensitivity of income to changes in interest rates, foreign exchange rates, commodity prices and other market-driven rates or prices. The Company has no trading operations, with the exception of accounts managed by the Company’s investment management group within a trust to fund non-qualified executive retirement obligations and the Company has a $3.2 million equities portfolio at March 31, 2010, of which $1.2 million was acquired as part of the Slades transaction and $2.0 was acquired as part of the Ben Franklin transaction. The equity positions are comprised of a fund whose objective is to invest in geographically specific private placement debt securities designed to support underlying economic activities such as community development and affordable housing.
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
     The Company’s policy on interest-rate risk simulation specifies that if interest rates were to shift gradually up or down 200 basis points, estimated net interest income for the subsequent 12 months should decline by less than 6.0%. Given the unusually low rate environment at March 31, 2010 the Company assumed a 100 basis point decline in interest rates, for certain points of the yield curve, in addition to the normal 200 basis point increase in rates. The Company was well within policy limits at March 31, 2010 and 2009.
     The following table sets forth the estimated effects on the Company’s net interest income over a 12-month period following the indicated dates in the event of the indicated increases or decreases in market interest rates:

Table 12 — Interest Rate Sensitivity

	200 Basis Point	100 Basis Point
	Rate Increase	Rate Decrease
March 31, 2010	0.5%	0.4%
March 31, 2009	(0.8%)	(0.9%)
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
     The most significant factors affecting market risk exposure of the Company’s net interest income during the first quarter of 2010 were (i) the shape of the U.S. Government securities and interest rate swap yield curve, (ii) the level of U.S. prime interest rate and LIBOR rates, and (iii) the level of rates paid on deposit accounts.
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
     Liquidity Liquidity, as it pertains to the Company, is the ability to generate adequate amounts of cash in the most economical way for the institution to meet its ongoing obligations to pay deposit withdrawals and to fund loan commitments. The Company’s primary sources of funds are deposits, unused borrowing capacity, and the amortization, prepayment and maturities of loans and securities.
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
     The parent of the Company, as a separately incorporated bank holding company, has no significant operations other than serving as the sole stockholder of the Bank. Its commitments and debt service requirement at March 31, 2010 consist of $61.9 million in junior subordinated debentures, including accrued interest.

     The Company actively manages its liquidity position under the direction of the Asset/Liability Management Committee. Periodic review under prescribed policies and procedures is intended to ensure that the Company will maintain adequate levels of available funds. At March 31, 2010, the Company’s liquidity position was above policy guidelines. Management believes that the Bank has adequate liquidity available to respond to current and anticipated liquidity demands.
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
     The Company’s and the Bank’s actual capital amounts and ratios are also presented in the following table:
Table 13 — Company and Bank’s Capital Amounts and Ratios

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in Thousands)
As of March 31, 2010:

Company: (Consolidated)
Total capital (to risk weighted assets)	$419,452	12.14%	276,386≥	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	346,236	10.02	138,193≥	4.0	N/A	N/A
Tier 1 capital (to average assets)	346,236	8.06	171,754≥	4.0	N/A	N/A

Bank:
Total capital (to risk weighted assets)	$405,611	11.70%	$277,363≥	8.0%	$346,704≥	10.0%
Tier 1 capital (to risk weighted assets)	332,244	9.58	$138,681≥	4.0	$208,022≥	6.0
Tier 1 capital (to average assets)	332,244	7.73	115,615≥	4.0	144,519≥	5.0

As of December 31, 2009:

Company: (Consolidated)
Total capital (to risk weighted assets)	$412,674	11.92%	$277,029≥	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	340,313	9.83	138,515≥	4.0	N/A	N/A
Tier 1 capital (to average assets)	340,313	7.87	172,897≥	4.0	N/A	N/A

Bank:
Total capital (to risk weighted assets)	$398,890	11.49%	$277,699≥	8.0%	$347,124≥	10.0%
Tier 1 capital (to risk weighted assets)	326,529	9.41	138,850≥	4.0	208,275≥	6.0
Tier 1 capital (to average assets)	326,529	7.55	173,022≥	4.0	216,278≥	5.0
     On March 18, 2010 the Company’s Board of Directors declared a cash dividend of $0.18 per share, to stockholders of record as of the close of business on March 29, 2010. This dividend was paid on April 9, 2010. On an annualized basis, the dividend payout ratio amounted to 72.5%, based on net income available to the common shareholder of the trailing four quarters’ earnings.
     Off-Balance Sheet Arrangements There have been no material changes in off-balance sheet financial instruments during the first quarter of 2010. Please refer to the 2009 Form 10-K for a complete table of contractual obligations, commitments, contingencies and off-balance sheet financial instruments.
     Contractual Obligations, Commitments, and Contingencies There have been no material changes in contractual obligations, commitments, or contingencies during the first quarter of 2010. Please refer to the 2009 Form 10-K for a complete table of contractual obligations, commitments, contingencies, and off-balance sheet financial instruments.
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
     Changes in Internal Controls over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the first quarter of 2010 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.
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
Item 1A. Risk Factors
     As of the date of this report, there have been no material changes with regard to the Risk Factors disclosed in Item 1A of our 2009 Annual Report on Form 10-K, which are incorporated herein by reference.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     (a) - (c) Not applicable.
Item 3. Defaults Upon Senior Securities – None
Item 5. Other Information – None
Item 6. Exhibits
Exhibits Index

No.	Exhibit
3.(i)	Restated Articles of Organization, as amended as of February 10, 2005, incorporated by reference to Form 8-K filed on May 18, 2005.

3.(ii)	Amended and Restated Bylaws of the Company, as amended as of February 10, 2005, incorporated by reference to Form 8-K filed on May 18, 2005.

4.1	Specimen Common Stock Certificate, incorporated by reference to Form 10-K for the year ended December 31, 1992.

4.2	Specimen preferred Stock Purchase Rights Certificate, incorporated by reference to Form 8-A Registration Statement filed on November 5, 2001.

4.3	Indenture of Registrant relating the Junior Subordinated Debt Securities issued to Independent Capital Trust V is incorporated by reference to Form 10-K for the year ended December 31, 2006 filed on February 28, 2007.

4.4	Form of Certificate of Junior Subordinated Debt Security for Independent Capital Trust V (included as Exhibit A to Exhibit 4.9)

4.5	Amended and Restated Declaration of Trust for Independent Capital Trust V is incorporated by reference to Form 10-K for the year ended December 31, 2006 filed on February 28, 2007.

4.6	Form of Capital Security Certificate for Independent Capital Trust V (included as Exhibit A-1 to Exhibit 4.9).

4.7	Guarantee Agreement relating to Independent Capital Trust V is incorporated by reference to Form 10-K for the year ended December 31, 2006 filed on February 28, 2007.

4.8	Forms of Capital Securities Purchase Agreements for Independent Capital Trust V is incorporated by reference to Form 10-K for the year ended December 31, 2006 filed on February 28, 2007.

4.9	Subordinated Debt Purchase Agreement between USB Capital Resources and Rockland Trust Company dated as of August 27, 2008 is incorporated by reference to Form 8-K filed on September 2, 2008.

4.10	Rockland Trust Company Employee Savings, Profit Sharing and Stock Ownership Plan incorporated by reference to Form S-8 filed on April 16, 2010.

10.1	Independent Bank Corp. 1996 Non-Employee Directors’ Stock Option Plan incorporated by reference to Definitive Proxy Statement for the 1996 Annual Meeting of Stockholders filed on March 19, 1996.

10.2	Independent Bank Corp. 1997 Employee Stock Option Plan incorporated by reference to the Definitive Proxy Statement for the 1997 Annual Meeting of Stockholders filed on March 20, 1997.

10.3	Independent Bank Corp. 2005 Employee Stock Plan incorporated by reference to Form S-8 filed on July 28, 2005.

10.4	Renewal Rights Agreement dated as of September 14, 2000 by and between the Company and Rockland Trust, as Rights Agent, is incorporated by reference to Form 8-K filed on October 23, 2000.

10.5	Independent Bank Corp. Deferred Compensation Program for Directors (restated as amended as of December 1, 2000) is incorporated by reference to Form 10-K for the year ended December 31, 2000.

10.6	Master Securities Repurchase Agreement, incorporated by reference to Form S-1 Registration Statement filed on September 18, 1992.

10.7	Revised employment agreements between Christopher Oddleifson, Raymond G. Fuerschbach, Edward F. Jankowski, Jane L. Lundquist, Gerard F. Nadeau, Edward H. Seksay, and Denis K. Sheahan and the Company and/or Rockland Trust and a Rockland Trust Company amended and restated Supplemental Executive Retirement Plan dated November 20, 2008 are incorporated by reference to Form 8-K filed on November 21, 2008.

10.8	Specimen forms of stock option agreements for the Company’s Chief Executive and other executive officers are incorporated by reference to Form 8-K filed on December 20, 2005.

10.9	On-Site Outsourcing Agreement by and between Fidelity Information Services, Inc. and Independent Bank Corp., effective as of November 1, 2004 is incorporated by reference to Form 10-K for the year ended December 31, 2004 filed on March 4, 2005. Amendment to On-Site Outsourcing Agreement incorporated by reference to Form 8-K filed on May 7, 2008.

10.10	New Markets Tax Credit program Allocation Agreement between the Community Development Financial Institutions Fund of the United States Department of the Treasury and Rockland Community Development with an Allocation Effective Date of September 22, 2004 is incorporated by reference to Form 8-K filed on October 14, 2004.

10.11	Independent Bank Corp. 2006 Non-Employee Director Stock Plan incorporated by reference to Form S-8 filed on April 17, 2006.

10.12	Independent Bank Corp. Stock Option Agreement for Non-Employee Director is incorporated by reference to Form 10-Q filed on May 9, 2006.

10.13	Independent Bank Corp. Restricted Stock Agreement for Non-Employee Director is incorporated by reference to Form 10-Q filed on May 9, 2006.

10.14	New Markets Tax Credit program Allocation Agreement between the Community Development Financial Institutions Fund of the United States Department of the Treasury and Rockland Community Development with an Allocation Effective Date of January 9, 2007 is incorporated by reference to Form 10-K for the year ended December 31, 2006 filed on February 28, 2007.

10.15	Agreement and Plan of Merger dated November 8, 2008 with Benjamin Franklin Bancorp, Inc. is incorporated by reference to Form 8-K filed on November 10, 2008.

10.16	New Markets Tax Credit program Allocation Agreement between the Community Development Financial Institutions Fund of the United States Department of the Treasury and Rockland Community Development with an Allocation Effective Date of June 18, 2009 is incorporated by reference to the third quarter 2009 Form 10-Q.

31.1	Section 302 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.*

31.2	Section 302 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.*

32.1	Section 906 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.+

32.2	Section 906 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.+

*	Filed herewith

+	Furnished herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
INDEPENDENT BANK CORP.
(registrant)

Date: May 5, 2010	/s/ Christopher Oddleifson

Christopher Oddleifson
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2010	/s/ Denis K. Sheahan

Denis K. Sheahan
Chief Financial Officer
(Principal Financial Officer)
INDEPENDENT BANK CORP.
(registrant)