Form 10-Q
period 2010-06-30
INDEPENDENT BANK CORP
filed 2010-08-05
CIK 776901

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

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
Yes ☐     No ☑
     As of August 1, 2010, there were 21,203,268 shares of the issuer’s common stock outstanding, par value $0.01 per share

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
INDEPENDENT BANK CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited — Dollars in Thousands, Except Share and Per Share Amounts)

	June 30,	December 31,
	2010	2009

ASSETS
CASH AND DUE FROM BANKS	$69,246	$66,723
INTEREST EARNING DEPOSITS WITH BANKS	268,162	55,182
FED FUNDS SOLD AND SHORT TERM INVESTMENTS SECURITIES	781	—
Trading Assets	7,163	6,171
Securities Available for Sale	482,989	508,650
Securities Held to Maturity (fair value $106,510 and $93,438 at June 30, 2010 and December 31, 2009, respectively)	103,463	93,410

TOTAL SECURITIES	593,615	608,231

LOANS HELD FOR SALE	16,365	13,466
LOANS
Commercial and Industrial	427,398	373,531
Commercial Real Estate	1,646,204	1,614,474
Commercial Construction	158,036	175,312
Small Business	80,965	82,569
Residential Real Estate	525,062	555,306
Residential Construction	4,594	10,736
Home Equity	498,789	471,862
Consumer — Auto	58,294	79,273
Consumer — Other	29,570	32,452

TOTAL LOANS	3,428,912	3,395,515

Less: Allowance for Loan Losses	(45,291)	(42,361)

NET LOANS	3,383,621	3,353,154

FEDERAL HOME LOAN BANK STOCK	35,854	35,854
BANK PREMISES AND EQUIPMENT, NET	45,089	44,235
GOODWILL	129,617	129,348
IDENTIFIABLE INTANGIBLE ASSETS	13,271	14,382
MORTGAGE SERVICING RIGHTS	2,056	2,195
BANK OWNED LIFE INSURANCE	80,805	79,252
OTHER REAL ESTATE OWNED	7,357	3,994
OTHER ASSETS	95,136	76,005

TOTAL ASSETS	$4,740,975	$4,482,021

LIABILITIES AND STOCKHOLDERS’ EQUITY
DEPOSITS
Demand Deposits	$789,019	$721,792
Savings and Interest Checking Accounts	1,305,515	1,073,990
Money Market	760,471	661,731
Time Certificates of Deposit Over $100,000	265,466	304,621
Other Time Certificates of Deposits	559,402	613,160

TOTAL DEPOSITS	3,679,873	3,375,294

BORROWINGS
Federal Home Loan Bank Borrowings	302,677	362,936
Federal Funds Purchased and Assets Sold Under
Repurchase Agreements	178,476	190,452
Junior Subordinated Debentures	61,857	61,857
Subordinated Debentures	30,000	30,000
Other Borrowings	3,136	2,152

TOTAL BORROWINGS	576,146	647,397

OTHER LIABILITIES	62,894	46,681
TOTAL LIABILITIES	4,318,913	4,069,372

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Common Stock, $.01 par value. Authorized: 75,000,000
Issued and Outstanding : 21,201,634 Shares at June 30, 2010 and 21,072,196 Shares at December 31, 2009 (Includes 221,615 and 136,775 share of unvested restricted stock awards, respectively)	210	209
Shares Held in Rabbi Trust at Cost
173,382 Shares in June 30, 2010 and 176,507 Shares at December 31, 2009	(2,611)	(2,482)
Deferred Compensation Obligation	2,611	2,482
Additional Paid in Capital	225,792	225,088
Retained Earnings	194,587	184,599
Accumulated Other Comprehensive Income, Net of Tax	1,473	2,753

TOTAL STOCKHOLDERS’ EQUITY	422,062	412,649

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,740,975	$4,482,021

The accompanying notes are an integral part of these consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited — Dollars in Thousands, Except Share and Per Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

INTEREST INCOME
Interest on Loans	$44,785	$44,938	$88,832	$80,718
Interest on Loans Held for Sale	110	162	216	328
Taxable Interest and Dividends on Securities	6,129	7,414	12,598	14,376
Non-taxable Interest and Dividends on Securities	187	222	389	526
Interest on Federal Funds Sold and Short-Term Investments	108	70	132	268

TOTAL INTEREST AND DIVIDEND INCOME	51,319	52,806	102,167	96,216

INTEREST EXPENSE
Interest on Deposits	5,485	8,441	11,424	16,848
Interest on Borrowings	4,667	5,265	9,366	10,280

TOTAL INTEREST EXPENSE	10,152	13,706	20,790	27,128

NET INTEREST INCOME	41,167	39,100	81,377	69,088

PROVISION FOR LOAN LOSSES	6,931	4,468	11,580	8,468

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	34,236	34,632	69,797	60,620

NON-INTEREST INCOME
Service Charges on Deposit Accounts	4,515	4,258	8,736	7,905
Wealth Management	3,189	2,710	5,918	5,040
Mortgage Banking Income, Net	622	1,996	1,622	3,153
Bank Owned Life Insurance Income	731	683	1,452	1,413
Net Gain/(Loss) on Sales of Securities Available for Sale	481	(25)	481	1,354
Gain Resulting From Early Termination of Hedging Relationship	—	3,778	—	3,778
Gross Gain/(Loss) on Write-Down of Certain Investments to Fair Value	(63)	(2,174)	118	(2,276)
Add/(Less): Non-Credit Related Other-Than-Temporary Impairment	(21)	521	(380)	623

Net Loss on Write-Down of certain Investments to Fair Value	(84)	(1,653)	(262)	(1,653)
Other Non-Interest Income	1,484	1,476	3,041	2,707

TOTAL NON-INTEREST INCOME	10,938	13,223	20,988	23,697

NON-INTEREST EXPENSE
Salaries and Employee Benefits	18,406	17,134	36,869	31,993
Occupancy and Equipment Expenses	4,094	4,136	8,229	7,841
Data Processing and Facilities Management	1,497	1,604	2,791	3,020
FDIC Assessment	1,271	3,852	2,592	4,388
Legal	1,052	728	1,855	1,204
Advertising Expense	789	741	1,230	1,195
Fair Value Mark on a Terminated Hedging Relationship	554	—	792	—
Telephone	532	572	1,078	1,040
Consulting Expense	483	496	797	943
Merger & Acquisition Expenses	—	10,844	—	12,382
Other Non-Interest Expense	6,251	6,449	12,285	10,858

TOTAL NON-INTEREST EXPENSE	34,929	46,556	68,518	74,864

INCOME BEFORE INCOME TAXES	10,245	1,299	22,267	9,453
PROVISION FOR INCOME TAXES	2,215	639	5,010	2,406

NET INCOME	$8,030	$660	$17,257	$7,047

PREFERRED STOCK DIVIDEND	$—	$4,525	$—	$5,698

NET INCOME/(LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$8,030	$(3,865)	$17,257	$1,349

BASIC EARNINGS/(LOSS) PER SHARE	$0.38	$(0.19)	$0.82	$0.07

DILUTED EARNINGS/(LOSS) PER SHARE	$0.38	$(0.19)	$0.82	$0.07

WEIGHTED AVEARGE COMMON SHARES (BASIC)	20,964,706	20,360,046	20,951,264	18,345,457
Common Share Equivalents	90,939	25,563	83,289	21,341

WEIGHTED AVERAGE COMMON SHARES (DILUTED)	21,055,645	20,385,609	21,034,553	18,366,798

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited — Dollars in Thousands, Except Per Share Data)

				Value of				Accumulated
		Common		Shares	Deferred	Additional		Other
	Preferred	Shares	Common	Held in	Compensation	Paid-in	Retained	Comprehensive
	Stock	Outstanding	Stock	Rabbi Trust	Obligation	Capital	Earnings	(Loss)/Income	TOTAL

BALANCE DECEMBER 31, 2009	$—	21,072,196	$209	$(2,482)	$2,482	$225,088	$184,599	$2,753	$412,649

COMPREHENSIVE INCOME:
Net Income	—	—	—	—	—	—	17,257	—	17,257
Change in Unrealized Gain on Securities Available For Sale, Net of Tax and Realized Gains/(Losses)	—	—	—	—	—	—	—	4,458
Change in Fair Value of Cash Flow Hedges, Net of Tax and Realized Gains/(Losses)	—	—	—	—	—	—	—	(5,784)
Amortization of Prior Service Cost, net of tax	—	—	—	—	—	—	—	46

Other Comprehensive Loss	—	—	—	—	—	—	—	(1,280)	(1,280)

TOTAL COMPREHENSIVE INCOME									15,977
COMMON DIVIDEND DECLARED ($0.36 PER SHARE)	—		—	—	—	—	(7,628)	—	(7,628)
PROCEEDS FROM EXERCISE OF STOCK OPTIONS	—	25,595	1	—	—	—	359	—	360
TAX EXPENSE RELATED TO EQUITY AWARD ACTIVITY	—	—	—	—	—	70	—	—	70
EQUITY BASED COMPENSATION	—	—	—	—	—	743	—	—	743
RESTRICTED STOCK AWARDS GRANTED, NET OF AWARDS SURRENDERED	—	103,843	—	—	—	(109)	—	—	(109)
DEFERRED COMPENSATION OBLIGATION	—	—	—	(129)	129	—	—	—	—

BALANCE JUNE 30, 2010	$—	21,201,634	$210	$(2,611)	$2,611	$225,792	$194,587	$1,473	$422,062

BALANCE DECEMBER 31, 2008	$—	16,301,405	$163	$(2,267)	$2,267	$137,488	$177,493	$(9,870)	$305,274

CUMULATIVE EFFECT ACCOUNTING ADJUSTMENT, NET OF TAX (1)	—	—	—	—	—	—	3,823	(3,823)	—
COMPREHENSIVE INCOME:
Net Income	—	—	—	—	—	—	7,047	—	7,047
Change in Unrealized Gain on Securities Available For Sale, Net of Tax and Realized Gains/(Losses)	—	—	—	—	—	—	—	3,953
Change in Fair Value of Cash Flow Hedges, Net of Tax and Realized Gains	—	—	—	—	—	—	—	6,615
Amortization of Prior Service Cost, net of tax	—	—	—	—	—	—	—	(130)

Other Comprehensive Income								10,438	10,438

TOTAL COMPREHENSIVE INCOME									17,485
DIVIDENDS DECLARED:
COMMON DECLARED ($0.18 PER SHARE)	—	—	—	—	—	—	(6,729)	—	(6,729)
PREFERRED DECLARED (2)	—	—	—	—	—	—	(5,698)	—	(5,698)
COMMON STOCK ISSUED FOR ACQUISITION	—	4,624,948	46	—	—	84,452	—	—	84,498
PROCEEDS FROM EXERCISE OF STOCK OPTIONS	—	5,800	—	—	—	—	76	—	76
TAX EXPENSE RELATED TO EQUITY AWARD ACTIVITY	—	—	—	—	—	(9)	—	—	(9)
EQUITY BASED COMPENSATION	—	—	—	—	—	283	—	—	283
RESTRICTED STOCK AWARDS GRANTED	—	122,600	—	—	—	—	—	—	—
DEFERRED COMPENSATION OBLIGATION	—	—	—	(129)	129	—	—	—	—
ISSUANCE OF PREFERRED STOCK AND STOCK WARRANTS	73,578	—	—	—	—	4,580	—	—	78,158
REDEMPTION OF PREFERRED STOCK AND STOCK WARRANTS	(73,578)	—	—	—	—	(2,200)	—	—	(75,778)

BALANCE JUNE 30, 2009	$—	21,054,753	$209	$(2,396)	$2,396	$224,594	$176,012	$(3,255)	$397,560

(1)	Represents reclassification of the non-credit related component of previously recorded Other-Than-Temporary impairment, pursuant to the provisions of the Investments-Debt and Equity Securities Topic of FASB ASC.

(2)	Excludes $586 of cumulative preferred dividends not declared as of the quarter ended June 30, 2009 and $196 of accretion of discount on preferred stock issuance, relating to the U.S. Treasury’s Capital Purchase Program.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited — Dollars In Thousands)

	Six Months Ended
	June 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$17,257	$7,047
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Depreciation and Amortization	2,916	2,668
Provision for Loan Losses	11,580	8,468
Deferred Income Tax Provision	3	1,106
Net Gain on Sale of Investments	(481)	(1,354)
Loss on Write-Down of Investments in Securities Available for Sale	262	1,653
Loss on Sale of Fixed Assets	280	138
(Gain)/Loss on Sale of Other Real Estate Owned	(62)	446
Gain Resulting from Early Termination of Hedging Relationship	—	(3,778)
Realized Gain on Sale Leaseback Transaction	(517)	(517)
Stock Based Compensation	743	283
Increase in Cash Surrender Value of Bank Owned Life Insurance	(1,452)	(1,446)
Proceeds from Bank Owned Life Insurance	—	336
Net Change In:
Trading Assets	(992)	(20,225)
Loans Held for Sale	(2,899)	(16,515)
Other Assets	(20,313)	38,583
Other Liabilities	9,581	(2,230)

TOTAL ADJUSTMENTS	(1,351)	7,616

NET CASH PROVIDED BY OPERATING ACTIVITIES	15,906	14,663

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Proceeds from Sales of Securities Available For Sale	7,346	168,545
Proceeds from Maturities and Principal Repayments of Securities Available For Sale	72,235	84,723
Purchase of Securities Available For Sale	(46,837)	(92,942)
Proceeds from Maturities and Principal Repayments of Securities Held to Maturity	9,671	3,445
Purchase of Securities Held to Maturity	(19,834)	(40,907)
Purchase of Bank Owned Life Insurance	(101)	(101)
Net Increase in Loans	(48,649)	(19,467)
Cash (Used In)/Provided By Business Combinations	(269)	97,658
Purchase of Bank Premises and Equipment	(3,636)	(2,450)
Proceeds from the Sale of Bank Premises and Equipment	37	—
Proceeds Resulting from Early Termination of Hedging Relationship	—	6,099
Proceeds from the Sale of Other Real Estate Owned	4,110	472

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(25,927)	205,075

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Net Decrease in Time Deposits	(92,913)	(117,577)
Net Increase in Other Deposits	397,492	162,033
Net (Decrease)/Increase in Federal Funds Purchased and Assets Sold Under Repurchase Agreements	(11,976)	8,437
Net Decrease in Short Term Federal Home Loan Bank Advances	(60,000)	(180,627)
Net Decrease in Long Term Federal Home Loan Bank Advances	—	(51,749)
Net Increase in Treasury Tax & Loan Notes	984	826
Proceeds from Issuance of Preferred Stock and Stock Warrants	—	78,158
Redemption of Preferred Stock	—	(78,158)
Redemption of Warrants	—	(2,200)
Proceeds from Exercise of Stock Options	360	76
Tax Expense (Benefit) from Stock Option Exercises	70	(9)
Restricted Shares Issued	(109)	—
Dividends Paid:
Common Dividends	(7,603)	(5,873)
Preferred Dividends	—	(1,118)

NET CASH PROVIDED/(USED IN) BY FINANCING ACTIVITIES	226,305	(187,781)

NET INCREASE IN CASH AND CASH EQUIVALENTS	216,284	31,957

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	121,905	50,107

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$338,189	$82,064

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfer of Loans to Foreclosed Assets	$7,411	$5,212
In conjunction with the purchase acquisition in 2009, assets were acquired and liabilities were assumed as follows:
Common Stock Issued for acquisition	$—	$84,498
Fair value of assets acquired, net of cash acquired	—	1,006,448
Fair value of liabilities assumed	—	921,945
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
     During the first quarter of 2010, Rockland Trust established Bright Rock Capital Management LLC (“Bright Rock”), a Massachusetts limited liability company, as a wholly-owned subsidiary and registered Bright Rock with the United States Securities and Exchange Commission to act as a registered investment advisor under the Investment Advisors Act of 1940. There have been no other changes to the entity structure of the Company subsequent to the year ended December 31, 2009.
     All material intercompany balances and transactions have been eliminated in consolidation. Certain previously reported amounts may have been reclassified to conform to the current year’s presentation.
     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included. Operating results for the quarter ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 or any other interim period.
     For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission.
NOTE 2 — RECENT ACCOUNTING STANDARDS
     FASB ASC Topic No. 310, “Receivables” Update 2010-20, provides amendments to Topic 310 to improve the disclosures that an entity provides about the credit quality of its loan portfolio and its allowance for loan losses. The amendments enhance a Company’s disclosure on the nature of credit risk inherent in the entity’s loan portfolio, how the Company analyzes and assesses that risk in their allowance for loan losses, any changes that are made to the allowance for loan losses and the reasoning behind those changes. In addition a Company must now also disclose credit quality indicators, past due loan information and modifications of loans that are included in the Company’s loan portfolio. The amendments also require enhancements to existing disclosures that will now allow for a greater level of disaggregated information. The disclosures as of the end of the reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on and after December 15, 2010. The adoption of this standard will not have a material impact on the Company’s consolidated financial position or results of operations however the Company will need to comply with the required disclosures upon adoption.
     FASB ASC Topic No. 310, “Receivables” Update 2010-18, provides amendments to Subtopic No. 310-30 “Loans and Debt securities Acquired with Deteriorated Credit Quality” which clarifies that modifications to loans, which are accounted for within a pool of loans under this subtopic, are not removed from the pool even though they would otherwise be considered a trouble debt restructuring. When loans are accounted for as a pool, the purchase discount is not allocated to individual loans, thus all loans in the pool accrete at a single pool rate. The Company would be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows from the pool change. The amendment does not affect the accounting for loans under the scope of Subtopic 310-30 which are not accounted for within a pool. This statement shall be effective for the first interim reporting period ending after July 15, 2010, with early application permitted. The adoption of this standard will not have a material impact on the Company’s consolidated financial position or results of operations.
NOTE 3 — SECURITIES
     The following table presents a summary of the cost and fair value of the Company’s investment securities.
The amortized cost, gross unrealized holding gains and losses, other-than-temporary impairment recorded in other comprehensive income, and fair value of securities held to maturity for the periods below were as follows:

	June 30, 2010					December 31, 2009
			Gross					Gross
			Unrealized Losses					Unrealized Losses
		Gross		Other-Than-			Gross		Other-Than-
	Amortized	Unrealized		Temporary	Fair	Amortized	Unrealized		Temporary	Fair
	Cost	Gains	Other	Impairment	Value	Cost	Gains	Other	Impairment	Value
	(Dollars In Thousands)					(Dollars In Thousands)
Agency Mortgage-Backed Securities	$51,599	$2,086	$—	$—	$53,685	$54,064	$503	$(283)	$—	$54,284
Agency Collateralized Mortgage Obligations	32,843	914	—	—	33,757	14,321	85	—	—	14,406
State, County, and Municipal Securities	12,362	298	—	—	12,660	15,252	384	—	—	15,636
Single Issuer Trust Preferred Securities Issued by Banks	6,659	8	(259)	—	6,408	9,773	—	(661)	—	9,112

TOTAL	$103,463	$3,306	$(259)	$—	$106,510	$93,410	$972	$(944)	$—	$93,438

The amortized cost, gross unrealized holding gains and losses, other-than-temporary impairment recorded in other comprehensive income, and fair value of securities available for sale for the periods below were as follows:

	June 30, 2010					December 31, 2009
			Gross					Gross
			Unrealized Losses					Unrealized Losses
		Gross		Other-Than-			Gross		Other-Than-
	Amortized	Unrealized		Temporary	Fair	Amortized	Unrealized		Temporary	Fair
	Cost	Gains	Other	Impairment	Value	Cost	Gains	Other	Impairment	Value
	(Dollars In Thousands)					(Dollars In Thousands)
U.S. Treasury Securities	$729	$4	$—	$—	$733	$744	$—	$—	$—	$744
Agency Mortgage-Backed Securities	365,625	22,330	—	—	387,955	435,929	16,450	(470)	—	451,909
Agency Collateralized Mortgage Obligations	71,285	905	(483)	—	71,707	31,323	774	(75)	—	32,022
Private Mortgage-Backed Securities (1)	13,170	—	—	(490)	12,680	15,640	—	(681)	(670)	14,289
State, County, and Municipal Securities	4,000	27	—	—	4,027	4,000	81	—	—	4,081
Single Issuer Trust Preferred Securities Issued by Banks	5,000	—	(1,899)	—	3,101	5,000	—	(1,990)	—	3,010
Pooled Trust Preferred Securities Issued by Banks and Insurers(1)	8,572	—	(2,257)	(3,529)	2,786	8,705	—	(2,382)	(3,728)	2,595

TOTAL	$468,381	$23,266	$(4,639)	$(4,019)	$482,989	$501,341	$17,305	$(5,598)	$(4,398)	$508,650

(1)	During the six months ended June 30, 2010 and the year ended December 31, 2009, the Company recorded credit related OTTI of $262,000 and $9.0 million, respectively, included in these amounts were $380,000 and $1.6 million, respectively, which the Company had previously recorded in OCI, as it was considered to be non-credit related.
     During the quarter ended June 30, 2010 the Company purchased primarily floating rate agency mortgage-backed securities, partially offset by a small amount of sales of fixed rate securities. The Company recorded gross gains of $481,000 for the three and six months ended June 30, 2010 on the sale of available for sale securities. The Company recorded a gross loss on the sale of securities, of $25,000 for the three months ended June 30, 2009. For the six months ended June 30, 2009, the Company recorded gross gains of $1.4 million offset by the gross loss of $25,000 on the sale of securities. When securities are sold, the amortized cost of the specific security sold is used to compute the gain or loss on the sale.
     A schedule of the contractual maturities of securities held to maturity and securities available for sale is presented below:

	June 30, 2010
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in Thousands)		(Dollars in Thousands)
Due in One Year or Less	$575	$581	$4,000	$4,027
Due from One Year to Five Years	6,732	6,916	30,982	31,874
Due from Five to Ten Years	6,021	6,284	103,377	109,325
Due after Ten Years	90,135	92,729	330,022	337,763

TOTAL	$103,463	$106,510	$468,381	$482,989

     The actual maturities of agency mortgage-backed securities, collateralized mortgage obligations, private mortgage-backed securities, and corporate debt securities will differ from the contractual maturities, due to the ability of the issuers to prepay underlying obligations. At June 30, 2010, the Bank had $25.5 million of callable securities in its investment portfolio.
     At June 30, 2010 and December 31, 2009 investment securities carried at $383.8 million and $297.2 million, respectively, were pledged to secure public deposits, assets sold under repurchase agreements, treasury tax and loan notes, letters of credit, and for other purposes as required by law.
     At June 30, 2010 and December 31, 2009, the Company had no investments in obligations of individual states, counties, or municipalities, which exceed 10% of stockholders’ equity.
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
     In determining which portion of the OTTI charge is related to credit, and what portion is related to other factors, management considers the reductions in the cash flows due to credit and ascribes that portion of the OTTI charge to credit. Simply, to the extent the estimated cash flows do not support the amortized cost, that amount is considered credit loss and the remainder of the OTTI charge is considered due to other factors, such as liquidity or interest rates, and thus is not recognized in earnings, but rather through other comprehensive income (“OCI”).
     The following tables show the gross unrealized losses and fair value of the Company’s investments in an unrealized loss position, which the Company has not deemed to be OTTI, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

		June 30, 2010
		Less than 12 months		12 months or longer		Total
		Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	# of holdings	Value	Losses	Value	Losses	Value	Losses
		(Dollars In Thousands)
Agency Mortgage-Backed Securities	—	$—	$—	$—	$—	$—	$—
Agency Collateralized Mortgage Obligations	12	48,214	(482)	91	(1)	48,305	(483)
Private Mortgage-Backed Securities	—	—	—	—	—	—	—
Single Issuer Trust Preferred Securities Issued by Banks and Insurers	2	—	—	7,963	(2,158)	7,963	(2,158)
Pooled Trust Preferred Securities Issued by Banks and Insurers	2	—	—	2,438	(2,257)	2,438	(2,257)

TOTAL TEMPORARILY IMPAIRED SECURITIES	16	$48,214	$(482)	$10,492	$(4,416)	$58,706	$(4,898)

		December 31, 2009
		Less than 12 months		12 months or longer		Total
		Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	# of holdings	Value	Losses	Value	Losses	Value	Losses
		(Dollars In Thousands)
Agency Mortgage-Backed Securities	8	$62,716	$(753)	$—	$—	$62,716	$(753)
Agency Collateralized Mortgage Obligations	5	3,557	(75)	—	—	3,557	(75)
Private Mortgage-Backed Securities	1	—	—	8,653	(681)	8,653	(681)
Single Issuer Trust Preferred Securities Issued by Banks and Insurers	4	—	—	12,122	(2,651)	12,122	(2,651)
Pooled Trust Preferred Securities Issued by Banks and Insurers	2	—	—	2,334	(2,382)	2,334	(2,382)

TOTAL TEMPORARILY IMPAIRED SECURITIES	20	$66,273	$(828)	$23,109	$(5,714)	$89,382	$(6,542)

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
     As a result of the Company’s review of these qualitative and quantitative factors, the causes of the impairments listed in the table above by category are as follows:

     Agency Mortgage-Backed Securities and Agency Collateralized Mortgage Obligations: The unrealized loss on the Company’s investment in these securities is attributable to changes in interest rates and not due to credit deterioration, as these securities are implicitly guaranteed by the federal government of the United States or a federal agency.
     Private Mortgage-Backed Security: The unrealized loss on this security, which is below investment grade, was attributable to the increase in late stage delinquencies and foreclosures in the housing market and its potential impact on securitized mortgage loans. Management evaluates various factors, including current and expected performance of underlying collateral, to determine collectability of amounts due.
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
     Management monitors the following issuances closely for impairment due to the history of OTTI recorded within these classes of securities. Management has determined that these securities possess characteristics which in this economic environment could lead to further OTTI charges. The following tables summarize pertinent information that was considered by management in determining if OTTI existed.

June 30, 2010
							Total Cumulative
				Non-Credit			Other-Than-
			Gross	Related Other-			Temporary
		Amortized	Unrealized	Than-Temporary	Fair	Lowest credit	impairment
	Class	Cost	Gain/(Loss)	Impairment	Value	Ratings to date	to date
	(Dollars in Thousands)
Pooled Trust Preferred Securities
Pooled Trust Preferred Security A	C1	$1,283	$—	$(1,192)	$91	CC (Fitch); Ca (Moody’s)	$(4,868)
Pooled Trust Preferred Security B	D	—	—	—	—	C (Fitch)	(3,481)
Pooled Trust Preferred Security C	C1	513	—	(454)	59	C (Fitch); C (Moody’s)	(929)
Pooled Trust Preferred Security D	D	—	—	—	—	C (Fitch)	(990)
Pooled Trust Preferred Security E	C1	2,081	—	(1,883)	198	C (Fitch); C (Moody’s)	(3,250)
Pooled Trust Preferred Security F	B	1,888	(1,268)	—	620	CCC+ (S&P); A- (Fitch); A3 (Moody’s)	—
Pooled Trust Preferred Security G	A1	2,807	(989)	—	1,818	B- (Fitch); Caa3 (Moody’s)	—

TOTAL POOLED TRUST PREFERRED SECURITIES		$8,572	$(2,257)	$(3,529)	$2,786		$(13,518)

Private Mortgage-Backed Securities
Private Mortgage-Backed Securities — One	2A1	$5,436	$—	$(275)	$5,161	C (Fitch)	$(708)
Private Mortgage-Backed Securities — Two	A19	7,734	—	(215)	7,519	B3 (Moody’s)	(249)

TOTAL PRIVATE MORTGAGE-BACKED SECURITIES		$13,170	$—	$(490)	$12,680		$(957)

	Number of Performing		Total Projected	Excess Subordination (After
	Banks and Insurance	Current	Defaults/Losses (as a	Taking into Account Best
	Cos. in Issuances	Deferrals/Defaults/Losses	% of Performing	Estimate of Future
	(Unique)	(As a % of Original Collateral)	Collateral)	Deferrals/Defaults/Losses) (1)
Pooled Trust Preferred Securities
Trust Preferred Security A	63	33.30%	22.67%	0.00%
Trust Preferred Security B	63	33.30%	22.67%	0.00%
Trust Preferred Security C	53	30.96%	23.73%	0.00%
Trust Preferred Security D	53	30.96%	23.73%	0.00%
Trust Preferred Security E	52	28.88%	19.32%	0.00%
Trust Preferred Security F	35	25.54%	23.84%	21.97%
Trust Preferred Security G	35	25.54%	23.84%	44.69%

Private Mortgage-Backed Securities
Private Mortgage-Backed Securities — One	N/A	0.00%	10.71%	0.00%
Private Mortgage-Backed Securities — Two	N/A	0.91%	5.47%	0.00%

(1)	Excess subordination represents the additional default/losses in excess of both current and projected defaults/losses that the security can absorb before the security experiences any credit impairment.
     Per review of the factors outlined above it was determined that seven of the securities shown in the table above were deemed to be OTTI. The remaining securities were not deemed to be OTTI as the Company does not intend to sell these investments and has determined, based upon available evidence that it is more likely than not that the Company will not be required to sell the security before the recovery of its amortized cost basis.
     The Company recorded credit related OTTI of $84,000 and $262,000 through earnings for the quarter and year to date periods ended June 30, 2010, respectively. The Company recorded credit related OTTI of $1.7 million through earnings for quarter and year to date periods ended June 30, 2009. The following table shows the cumulative credit related component of OTTI.

For the Six Months Ended June 30, 2010
Credit Related
Component of
Other-Than-
Temporary
Impairment
(Dollars in Thousands)
Balance at Beginning of Period	$(10,194)
Add:
Incurred on Securities not Previously Impaired	(34)
Incurred on Securities Previously Impaired	(228)
Less:
Realized Gain/Loss on Sale of Securities	—
Reclassification Due to Changes in Company’s Intent	—
Increases in Cash Flow Expected to be Collected	—

BALANCE AT END OF PERIOD	$(10,456)

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
     Earnings per share consisted of the following components for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Dollars in Thousands)		(Dollars in Thousands)
NET INCOME	$8,030	$660	$17,257	$7,047
Less: Preferred Stock Dividends	—	4,525	—	5,698

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$8,030	$(3,865)	$17,257	$1,349

	Weighted Average Shares		Weighted Average Shares
BASIC EPS	20,964,706	20,360,046	20,951,264	18,345,457
Effect of Dilutive Securities	90,939	25,563	83,289	21,341

DILUTIVE EPS	21,055,645	20,385,609	21,034,553	18,366,798

	Net Income Available to Common		Net Income Available to Common
	Shareholders per Share		Shareholders per Share
BASIC EPS	$0.38	$(0.19)	$0.82	$0.07
Effect of Dilutive Securities	—	—	—	—

DILUTIVE EPS	$0.38	$(0.19)	$0.82	$0.07

     The following table illustrates options to purchase common stock and shares of restricted stock that were excluded from the calculation of diluted earnings per share because they were anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Stock Options	745,581	1,111,295	744,221	1,023,163

Restricted Stock	—	9,704	—	29,699
NOTE 5— STOCK BASED COMPENSATION
     On May 25, 2010 the Company granted restricted stock awards to acquire 16,800 shares of the Company’s common stock from the 2010 Non-Employee Director Stock Plan to certain directors of the Company and/or Bank. The holders of these awards participate fully in the rewards of stock ownership of the Company, including voting and dividend rights. The restricted stock awards have been determined to have a fair value of $23.07 per share, based on the average of the high price and low price at which the Company’s common stock traded on the date of grant. The restricted stock awards vest at the end of a three year period.
     On May 25, 2010 the Company awarded options to purchase 15,000 shares of common stock from the 2010 Non-Employee Director Stock Plan to three directors of the Company and/or the Bank. The expected volatility, expected life, expected dividend yield, and expected risk free interest rate for this grant used to determine their fair value were determined on May 25, 2010 and were 39%, 5 years, 3.18%, and 2.01%, respectively. The options have been determined to have a fair value of $6.31 per share. The options vest over a three year period and have a contractual life of ten years from date of grant.
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
     Derivative instruments are carried at fair value in the Company’s financial statements. The accounting for changes in the fair value of a derivative instrument is dependent upon whether or not it has been designated and qualifies as part of a hedging relationship, and further, by the type of hedging relationship. As of June 30, 2010, the Company has entered into interest rate swap contracts as part of the Company’s interest rate risk management program, which are designated and qualify as cash flow hedges. In addition, the Company has entered into interest rate swap contracts and foreign exchange contracts with commercial customers, which are not designated as hedging instruments.
Asset Liability Management
     The Bank currently utilizes interest rate swap agreements as hedging instruments against interest rate risk associated with the Company’s borrowings. An interest rate swap is an agreement whereby one party agrees to pay a floating rate of interest on a notional principal amount in exchange for receiving a fixed rate of interest on the same notional amount, for a predetermined period of time, from a second party. The amounts relating to the notional principal amount are not actually exchanged. The maximum length of time over which the Company is currently hedging its exposure to the variability in future cash flows for forecasted transactions related to the payment of variable interest on existing financial instruments is nine years. At June 30, 2010 and December 31, 2009, the Company had $175.0 million and $235.0 million, respectively, of interest rate swaps.
     The following table reflects the Company’s derivative positions for the periods indicated below for those derivatives designated as hedging:

June 30, 2010
					Receive
	Notional	Trade	Effective	Maturity	(Variable)	Current Rate	Pay Fixed
Cash Flow Hedges	Amount	Date	Date	Date	Index	Received	Swap Rate	Fair Value
	(Dollars in Thousands)
Interest Rate Swaps
	$25,000	16-Feb-06	28-Dec-06	28-Dec-16	3 Month LIBOR	0.54%	5.04%	$ (4,111)
	25,000	16-Feb-06	28-Dec-06	28-Dec-16	3 Month LIBOR	0.54%	5.04%	(4,081)
	25,000	8-Dec-08	10-Dec-08	10-Dec-13	3 Month LIBOR	0.54%	2.65%	(995)
	25,000	9-Dec-08	10-Dec-08	10-Dec-13	3 Month LIBOR	0.54%	2.59%	(945)
	25,000	9-Dec-08	10-Dec-08	10-Dec-18	3 Month LIBOR	0.54%	2.94%	(511)
	50,000	17-Nov-09	20-Dec-10	20-Dec-14	3 Month LIBOR	0.00%	3.04%	(2,082	)(1)

TOTAL	$175,000							($12,725)

December 31, 2009
					Receive
	Notional	Trade	Effective	Maturity	(Variable)	Current Rate	Pay Fixed
Cash Flow Hedges	Amount	Date	Date	Date	Index	Received	Swap Rate	Fair Value
	(Dollars in Thousands)
Interest Rate Swaps
	$35,000	19-Mar-08	19-Mar-08	20-Jan-10	3 Month LIBOR	0.28%	2.28%	($37)
	25,000	16-Feb-06	28-Dec-06	28-Dec-16	3 Month LIBOR	0.26%	5.04%	(2,641)
	25,000	16-Feb-06	28-Dec-06	28-Dec-16	3 Month LIBOR	0.25%	5.04%	(2,588)
	25,000	8-Dec-08	10-Dec-08	10-Dec-13	3 Month LIBOR	0.26%	2.65%	(156)
	25,000	9-Dec-08	10-Dec-08	10-Dec-13	3 Month LIBOR	0.26%	2.59%	(101)
	25,000	9-Dec-08	10-Dec-08	10-Dec-18	3 Month LIBOR	0.26%	2.94%	1,400
	25,000	16-Dec-08	18-Dec-08	18-Dec-13	3 Month LIBOR	0.25%	2.09%	354
	50,000	17-Nov-09	20-Dec-10	20-Dec-14	3 Month LIBOR	0.00%	3.04%	766 (1)

TOTAL	$235,000							($3,003)

(1)	Represents a forward starting swap which the Company intends to hedge a replacement of an existing variable rate FHLB advance, set to mature in December 2010.
     For derivative instruments that are designated and qualify as hedging instruments, the effective portion of the gains or losses are reported as a component of OCI, and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The Company expects approximately $3.8 million to be reclassified to earnings from OCI, as an increase in interest expense, related to the Company’s cash flow hedges, in the next twelve months.
     The ineffective portion of the cash flow hedge is recognized directly in earnings. The Company recognized an immaterial ineffective portion during the three and six months ended June 30, 2010 and June 20, 2009.
     During the first quarter of 2010, one of the Company’s $25.0 million interest rate swaps failed to qualify for hedge accounting. The Company ceased hedge accounting on January 6, 2010, which was the last date the interest rate swap qualified for hedge accounting. As a result the Company recognized a loss of $238,000 directly in earnings as part of non-interest expense and reclassified $107,000 from interest expense to non-interest expense during the first quarter of 2010. Additionally, a gain of $191,000 which was previously deferred in OCI was immediately recognized in income during the first quarter, based on the Company’s anticipation of the hedge forecasted transaction no longer being probable to occur. During the second quarter of 2010, the Company continued to mark the interest rate swap to fair value through earnings and recognized a decrease in fair value of $554,000 and $792,000 for the three and six months ended June 30, 2010. The Company terminated the swap in June 2010, as a result of management’s decision to paydown the underlying borrowing.
     The Company recognized $64,000 and $100,000 of net amortization in interest income for the three and six months ended June 30, 2010 and $144,000 and $299,000 of net amortization in interest expense for the three and six months ended June 30, 2009, related to previously terminated swaps.

Customer Related Positions
     Interest rate derivatives, primarily interest-rate swaps, offered to commercial borrowers through the Bank’s derivative program are not designated as hedging instruments. However, the Bank believes that its exposure to commercial customer derivatives is limited because these contracts are simultaneously matched at inception with an offsetting dealer transaction. The commercial customer derivative program allows the Bank to retain variable-rate commercial loans while allowing the customer to synthetically fix the loan rate by entering into a variable-to-fixed interest rate swap. It is anticipated that over time, customer interest rate derivatives will reduce the interest rate risk inherent in the longer-term, fixed-rate commercial business and real estate loans. At June 30, 2010 and December 31, 2009 the Company has entered into forty-eight and twenty-seven customer-related positions and offsetting dealer transactions with dealer banks, respectively. At June 30, 2010 and December 31, 2009 the Bank had a total notional amount of $194.4 million and $122.1 million, respectively, of interest rate swap agreements with commercial borrowers and an equal notional amount of dealer transactions.
     Foreign exchange contracts offered to commercial borrowers through the Bank’s derivative program are not designated as hedging instruments. The Company acts as a seller and buyer of foreign exchange contracts to accommodate its customers. To mitigate the market and liquidity risk associated with these derivatives, the Company enters into similar offsetting positions. At June 30, 2010 and December 31, 2009 the Company had thirty-one and four foreign exchange contracts and offsetting dealer transactions, respectively. As of June 30, 2010 and December 31, 2009 the Bank had a total notional amount of $58.9 million and $8.4 million of foreign exchange contracts with commercial borrowers and an equal notional amount of dealer transactions.
     The Company does not enter into proprietary trading positions for any derivatives.
     The following table reflects the Company’s derivative positions for the periods indicated below for those derivatives not designated as hedging:

June 30, 2010
	Notional Amount Maturing
	2010	2011	2012	2013	Thereafter	Total	Fair Value
	(Dollars in Thousands)
Customer Related Positions
LOAN LEVEL SWAPS
Receive fixed, pay variable	$—	$—	$—	$—	$194,431	$194,431	$(9,104)
Pay fixed, receive variable	$—	$—	$—	$—	$194,431	$194,431	$9,063

FOREIGN EXCHANGE CONTRACTS
Buys foreign exchange sells U.S. currency	$58,949	$—	$—	$—	$—	$58,949	$(4,221)
Buys US currency sells foreign exchange	$58,949	$—	$—	$—	$—	$58,949	$4,254

December 31, 2009
	Notional Amount Maturing
	2010	2011	2012	2013	Thereafter	Total	Fair Value
	(Dollars in Thousands)
Customer Related Positions
LOAN LEVEL SWAPS
Receive fixed, pay variable	$—	$—	$—	$—	$122,125	$122,125	$(1,273)
Pay fixed, receive variable	$—	$—	$—	$—	$122,125	$122,125	$1,404

FOREIGN EXCHANGE CONTRACTS
Buys foreign exchange sells U.S. currency	$8,424	$—	$—	$—	$—	$8,424	$(5)
Buys US currency sells foreign exchange	$8,424	$—	$—	$—	$—	$8,424	$12

     Changes in the fair value of customer related positions are recorded directly in earnings as they are not afforded hedge accounting treatment. The Company recorded a net decrease in fair value of $86,000 and $146,000 for the three and six months ended June 30, 2010, respectively, and a net decrease in fair value of $16,000 for the three months ended June 30, 2010 and an net increase in fair value of $134,000 for the six months ended June 30, 2009.
     The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet at the periods indicated:

		Asset Derivatives			Liability Derivatives
		June 30,	December 31,		June 30,	December 31,
		2010	2009		2010	2009
	(Dollars in Thousands)			(Dollars in Thousands)
	Balance			Balance
	Sheet	Fair	Fair	Sheet	Fair	Fair
	Location	Value	Value	Location	Value	Value

Derivatives designated as hedges:
Interest rate swaps	Other Assets	$—	$2,519	Other Liabilities	$12,725	$5,522

TOTAL		$—	$2,519		$12,725	$5,522

Derivatives not designated as hedges:
Customer related positions	Other Assets	9,063	2,224	Other Liabilities	9,104	2,093
Foreign exchange contracts	Other Assets	4,254	15	Other Liabilities	4,221	8

TOTAL		$13,317	$2,239		$13,325	$2,101

     The table below presents the effect of the Company’s derivative financial instruments on Other Comprehensive Income and the Income Statement:

Six Months Ended June 30,
						Location of Gain
	Gain in OCI					Recognized in Income on	on Derivative (Ineffective
	on Derivative		Location of Gain	From Accumulated OCI		Derivative (Ineffective	Portion and Amount
	(Effective Portion),		Reclassified from	Into Income		Portion and Amount	Excluded from
Derivatives Designated as	Net of Tax		Accumulated OCI into	(Effective Portion)		Excluded from	Effectiveness Testing
Hedges:	2010	2009	Income (Effective Portion)	2010	2009	Effectiveness Testing)	2010	2009
(Dollars in Thousands)
Interest rate swaps	$6,943	$6,615	Interest income	$1,978	$2,015	Interest income	$—	$—

TOTAL	$6,943	$6,615		$1,978	$2,015		$—	$—

     Derivative contracts involve the risk of dealing with derivative counterparties and their ability to meet contractual terms. Institutional counterparties must have an investment grade credit rating and be approved by the Company’s Board of Directors. The Company’s credit exposure on interest rate swaps is limited to the net positive fair value and accrued interest of all swaps with each counterparty. The Company had no such exposure at June 30, 2010. Credit exposure may be reduced by the amount of collateral pledged by the counterparty. Additionally, the Company currently holds derivative instruments that contain credit-risk related contingent features that are in a net liability position. The notional amount of these instruments as of June 30, 2010 and December 31, 2009 were $219.8 million and $209.2 million, respectively. The aggregate fair value of these instruments at June 30, 2010 and December 31, 2009 were $15.0 million and $7.3 million, respectively. The Company has collateral assigned to these derivative instruments amounting to $20.7 million and $17.1 million, respectively. Collateral legally required to be maintained at dealer banks by the Company is monitored and adjusted as necessary. Per a review completed by management of these instruments at June 30, 2010 it was determined that no additional collateral would have to be posted to immediately settle these instruments.
     The Company’s credit exposure relating to interest rate swaps with bank customers was approximately $9.1 million at June 30, 2010. The credit exposure is partly mitigated as transactions with customers are secured by the collateral, if any, securing the underlying transaction being hedged.
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
     The table below summarizes the fair value of residential mortgage loans commitments and forward sales agreements:

	June 30,	December 31,
	2010	2009
	Fair Value
	(Dollars in Thousands)

Residential Mortgage Loan Commitments	$527	$(523)
Forward Sales Agreements	$(747)	$767

	Change in Fair Value for the
	Six Months Ended June 30,
	2010	2009
	(Dollars in Thousands)

Residential Mortgage Loan Commitments	$1,050	$14
Forward Sales Agreements	(1,514)	399

TOTAL CHANGE IN FAIR VALUE (1)	$(464)	$413

(1)	Changes in these fair values are recorded as a component of mortgage banking income.
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
Derivative Instruments
Derivatives
The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings. Although the Company has determined that the majority of the inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of June 30, 2010, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
     Assets and Liabilities Measured at Fair Value on a Recurring Basis are as follows:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Balance	(Level 1)	(Level 2)	(Level 3)
Description		June 30, 2010
		(Dollars in Thousands)
ASSETS
Trading Securities	$7,163	$7,163	$—	$—
Securities Available for Sale:
U.S. Treasury and Government Sponsored Enterprise	733	—	733	—
Agency Mortgage-Backed Securities	387,955	—	387,955	—
Agency Collateralized Mortgage Obligations	71,707	—	71,707	—
Private Mortgage-Backed Securities	12,680	—	—	12,680
State, County, and Municipal Securities	4,027	—	4,027	—
Single Issuer Trust Preferred Securities Issued by Banks and Insurers	3,101	—	—	3,101
Pooled Trust Preferred Securities Issued by Banks and Insurers	2,786	—	—	2,786
Derivative Instruments	13,317	—	13,317	—
LIABILITIES
Derivative Instruments	26,270	—	26,270	—

Description		December 31, 2009
		(Dollars in Thousands)
ASSETS
Trading Securities	$6,171	$6,171	$—	$—
Securities Available for Sale:
U.S. Treasury and Government Sponsored Enterprise	744	—	744	—
Agency Mortgage-Backed Securities	451,909	—	451,909	—
Agency Collateralized Mortgage Obligations	32,022	—	32,022	—
Private Mortgage-Backed Securities	14,289	—	—	14,289
State, County, and Municipal Securities	4,081	—	4,081	—
Single Issuer Trust Preferred Securities Issued by Banks and Insurers	3,010	—	—	3,010
Pooled Trust Preferred Securities Issued by Banks and Insurers	2,595	—	—	2,595
Derivative Instruments	5,525	—	5,525	—
LIABILITIES
Derivative Instruments	8,146	—	8,146	—
     There were no transfers between levels of the fair value hierarchy during the three and six months ended June 30, 2010.

     The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and six months ended June 30, 2010 and year ended December 31, 2009. These instruments were valued using pricing models and discounted cash flow methodologies.

	Securities Available for Sale
			Private
	Pooled Trust	Single Trust	Mortgage-
	Preferred	Preferred	Backed
	Securities	Securities	Securities	Total
		(Dollars in Thousands)
BALANCE AT MARCH 31, 2010	$2,679	$3,027	$13,063	$18,769

Gains and Losses (realized/unrealized)
Included in earnings	—	—	(84)	(84)
Included in Other Comprehensive Income	117	74	727	918
Purchases, issuances and settlements	(10)	—	(1,026)	(1,036)
Transfers in to Level 3	—	—	—	—

BALANCE AT JUNE 30, 2010	$2,786	$3,101	$12,680	$18,567

BALANCE AT JANUARY 1, 2009	$5,193	$—	$—	$5,193

Gains and Losses (realized/unrealized)
Included in earnings	(8,641)	—	(317)	(8,958)
Included in Other Comprehensive Income	6,138	808	5,170	12,116
Purchases, issuances and settlements	(95)	—	(6,078)	(6,173)
Transfers in to Level 3	—	2,202	15,514	17,716

BALANCE AT DECEMBER 31, 2009	$2,595	$3,010	$14,289	$19,894

Included in earnings	(112)	—	(150)	(262)
Included in Other Comprehensive Income	325	91	861	1,277
Purchases, issuances and settlements	(22)	—	(2,320)	(2,342)
Transfers in to Level 3	—	—	—	—

BALANCE AT JUNE 30, 2010	$2,786	$3,101	$12,680	$18,567

     Assets and liabilities measured at fair value on a non-recurring basis are as follows:

		Fair Value Measurements at Reporting Date Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other
		Identical	Observable
		Assets	Inputs	Significant
		(Level 1)	(Level 2)	Unobservable	Total
				Inputs	Gains
Description	Balance	June 30, 2010		(Level 3)	(Losses)
		(Dollars in Thousands)

Impaired Loans	$16,523	$—	$—	$16,523	$(2,558)
Loans Held For Sale	16,919	—	16,919	—	—
Other Real Estate Owned	7,357	—	4,446	2,911	—
Mortgage Servicing Asset	2,056	—	—	2,056	—

Description		December 31, 2009
		(Dollars in Thousands)

Impaired Loans	$16,680	$—	$—	$16,680	$(449)
Loans Held For Sale	13,527	—	13,527	—	—
Other Real Estate Owned	3,994	—	1,134	2,860	—
Mortgage Servicing Asset	2,195	—	—	2,195	—
     As required by the FASB ASC Topic No. 825, “Fair Value Measurements and Disclosures”, the estimated fair values and related carrying amounts of the Company’s financial instruments are listed below. As further required by the guidance certain financial instruments have been excluded from this listing such as post retirement plans, lease contracts, investments accounted for under the equity method, equity investments in consolidated subsidiaries, and all non-financial instruments. Accordingly, the aggregate fair value amounts presented herein may not necessarily represent the underlying fair value of the Company. The estimated fair values and related carrying amounts of the Company’s financial instruments are as follows:

	June 30, 2010		December 31, 2009
	Book	Fair	Book	Fair
	Value	Value	Value	Value
	(Dollars In Thousands)		(Dollars In Thousands)
FINANCIAL ASSETS
Securities Held To Maturity (1)	$103,463	$106,510	$93,410	$93,438
Loans, Net of Allowance for Loan Losses (2)(5)	3,383,621	3,422,247	3,353,154	3,316,117

FINANCIAL LIABILITIES
Time Certificates of Deposits (3)	$824,868	$823,829	$917,781	$907,499
Federal Home Loan Bank Advances (3)	302,677	298,945	362,936	350,503
Federal Funds Purchased, Assets
Sold Under Repurchase Agreements, and other borrowings (3)	181,612	177,681	190,452	193,943
Subordinated Debentures (3)	30,000	24,648	30,000	27,529
Junior Subordinated Debentures (4)	61,857	52,578	61,857	52,888

(1)	The fair value values presented are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments and/or discounted cash flow analyses.

(2)	Fair value is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities or cash flows.

(3)	Fair value w as determined by discounting anticipated future cash payments using rates currently available for instruments with similar remaining maturities.

(4)	Fair value was determined based upon market prices of securities with similar terms and maturities.

(5)	The book value of net loans excludes loans held for sale.
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

NOTE 8 — COMPREHENSIVE INCOME/(LOSS)
     Information on the Company’s comprehensive income/(loss), presented net of taxes, is set forth below for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30, 2010			Six Months Ended June 30, 2010
	Pre Tax	Tax (Expense)	After Tax	Pre Tax	Tax (Expense)	After Tax
	Amount	Benefit	Amount	Amount	Benefit	Amount
		(Dollars in Thousands)			(Dollars in Thousands)

Change in Fair Value of Securities Available for Sale	$5,207	$2,014	$3,193	$7,530	$2,918	$4,612
Net Security(Gains)/Losses Reclassified into Earnings (1)	(397)	(138)	(259)	(219)	(65)	(154)

Net Change in Fair Value of Securities Available for Sale	4,810	1,876	2,934	7,311	2,853	4,458
Change in Fair Value of Cash Flow Hedges	(7,968)	(3,255)	(4,713)	(11,738)	(4,795)	(6,943)
Net Cash Flow Hedge Gains Reclassified into Earnings (2)	1,101	450	651	1,978	819	1,159

Net Change in Fair Value of Cash Flow Hedges	(6,867)	(2,805)	(4,062)	(9,760)	(3,976)	(5,784)
Amortization of Certain Costs Included in Net Periodic Retirement Costs	39	16	23	78	32	46

TOTAL OTHER COMPREHENSIVE LOSS	$(2,018)	$(913)	$(1,105)	$(2,371)	$(1,091)	$(1,280)

	Three Months Ended June 30, 2009			Six Months Ended June 30, 2009
	Pre Tax	Tax (Expense)	After Tax	Pre Tax	Tax (Expense)	After Tax
	Amount	Benefit	Amount	Amount	Benefit	Amount
		(Dollars in Thousands)			(Dollars in Thousands)

Change in Fair Value of Securities Available for Sale	$(4,174)	$(1,689)	$(2,485)	$5,683	$1,907	$3,776
Net Security Losses Reclassified into Earnings (1)	1,678	686	992	299	122	177

Net Change in Fair Value of Securities Available for Sale	(2,496)	(1,003)	(1,493)	5,982	2,029	3,953
Change in Fair Value of Cash Flow Hedges	10,803	4,413	6,390	13,289	5,428	7,861
Net Cash Flow Hedge Losses Reclassified into Earnings (2)	(2,269)	(927)	(1,342)	(2,114)	(868)	(1,246)

Net Change in Fair Value of Cash Flow Hedges	8,534	3,486	5,048	11,175	4,560	6,615
Amortization of Certain Costs Included in Net Periodic Retirement Costs	(110)	(45)	(65)	(220)	(90)	(130)

Total Other Comprehensive Income	$5,928	$2,438	$3,490	$16,937	$6,499	$10,438

Cumulative Effect Accounting Adjustment (3)	—	—	—	(5,974)	(2,151)	(3,823)

TOTAL OTHER COMPREHENSIVE INCOME AS ADJUSTED	$5,928	$2,438	$3,490	$10,963	$4,348	$6,615

(1)	For the three months ended June 30, 2010 and June 30, 2009, net security losses represent pre-tax OTTI credit related losses of $84,000 and $1.7M and gains/(losses) on sales of securities of $481,000 and ($25,000), respectively. For the six months ended June 30, 2010 and June 30, 2009, net security losses represent pre-tax OTTI credit related losses of $262,000 and $1.7M and gains on sales of securities of $481,000 and $1.4M, respectively.

(2)	Includes the $1.2 and $1.4 million of realized but unrecognized gain, net of tax, from the sale of interest rate sw aps in June 2009, at June 30, 2010 and June 30, 2009, respectively. The gain is being recognized in earnings through December 2018, the original maturity date of the sw ap. This figure also includes the remaining balance of $197,000 at June 30, 2009 of realized but unrecognized loss from the termination of an interest rate sw ap in March 2008, w hich w as recognized in earnings through January 2010, the original maturity date of the interest rate sw ap.

(3)	Represents reclassifications of non credit related components of previously recorded OTTI pursuant to the adoption of the Investments — Debt and Equity Securities topic of the FASB ASC.
Accumulated Other Comprehensive Income (Loss), net of tax, is comprised of the following components:

	June 30,
	2010	2009

Unrealized gain(loss) on available for sale securities	$8,851	$(1,242)
Unrealized loss on cash flow hedge	(7,432)	(1,062)
Deferred gain on hedge accounting transactions	1,220	(197)
Net actuarial loss and prior service cost for pension and other post retirement benefit plans	(1,166)	(754)

TOTAL	$1,473	$(3,255)

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
     These forward-looking statements, implicitly and explicitly, include the assumptions underlying the statements and other information with respect to the beliefs, plans, objectives, goals, expectations, anticipations, estimates, intentions, financial condition, results of operations, future performance and business, of the Company including the Company’s expectations and estimates with respect to the Company’s revenues, expenses, earnings, return on average equity, return on average assets, efficiency ratio, asset quality and other financial data and capital and performance ratios.
     Although the Company believes that the expectations reflected in the Company’s forward-looking statements are reasonable, these statements involve risks and uncertainties that are subject to change based on various important factors (some of which are beyond the Company’s control). The following factors, among others, could cause the Company’s financial performance to differ materially from the Company’s goals, plans, objectives, intentions, expectations and other forward-looking statements:
•	a weakening in the strength of the United States economy in general and the strength of the regional and local economies within the New England region and Massachusetts which could result in a deterioration of credit quality, a change in the allowance for loan losses or a reduced demand for the Company’s credit or fee-based products and services;

•	adverse changes in the local real estate market, could result in a deterioration of credit quality and an increase in the allowance for loan loss, as most of the Company’s loans are concentrated in eastern Massachusetts and Cape Cod, and to a lesser extent, Rhode Island, and a substantial portion of these loans have real estate as collateral;

•	the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, could affect the Company’s business environment or affect the Company’s operations;

•	the effects of, any changes in, and any failure by the Company to comply with tax laws generally and requirements of the federal New Markets Tax Credit program in particular could adversely affect the Company’s tax provision and its financial results;

•	inflation, interest rate, market and monetary fluctuations could reduce net interest income and could increase credit losses;

•	adverse changes in asset quality could result in increasing credit risk-related losses and expenses;

•	changes in the deferred tax asset valuation allowance in future periods may result in adversely affecting financial results;

•	competitive pressures could intensify and affect the Company’s profitability, including as a result of continued industry consolidation, the increased financial services provided by non-banks and banking reform;

•	a deterioration in the conditions of the securities markets could adversely affect the value or credit quality of the Company’s assets, the availability and terms of funding necessary to meet the Company’s liquidity needs and the Company’s ability to originate loans;

•	the potential to adapt to changes in information technology could adversely impact the Company’s operations and require increased capital spending;

•	changes in consumer spending and savings habits could negatively impact the Company’s financial results;

•	acquisitions may not produce results at levels or within time frames originally anticipated and may result in unforeseen integration issues or impairment of goodwill and/or other intangibles;

•	adverse conditions in the securities markets could lead to impairment in the value of securities in the Company’s investment portfolios and consequently have an adverse effect on the Company’s earnings;

•	new laws and regulations regarding the financial services industry including but not limited to, the Dodd-Frank Wall Street Reform & Consumer Protection Act, and current or future changes to financial industry laws and regulation may have significant effects on the financial services industry, in general and/or the Company in particular, the exact nature and extent of which is uncertain;

•	changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) generally applicable to the Company’s business could adversely affect the Company’s operations; and

•	changes in accounting policies, practices and standards, as may be adopted by the regulatory agencies as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters could negatively impact the Company’s financial results.
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
Executive Level Overview
     The Company’s results of operations are largely dependent on net interest income, which is the difference between the interest earned on loans and securities and the interest paid on deposits and borrowings. The results of operations are also affected by the level of income/fees from loans, deposits, mortgage banking, and wealth management activities, as well as operating expenses, the provision for loan losses, the impact of federal and state income taxes, and the relative levels of interest rates and economic activity. As of June 30, 2010, the Company’s business lines continued to perform well. The Company continued to generate solid growth in the commercial and industrial portfolio mainly due to taking advantage of opportunities brought about by market disruption. The Company attained this growth by capitalizing on its competitive strengths to attract new customers and expand existing relationships within the geographies that the Company operates. Additionally, the Company has experienced strong growth in both commercial deposits and municipal deposits due to the Company’s strategy of focusing on lower cost core deposits. While the Company has experienced higher charge-offs due to timing, the Company’s asset quality trends have improved with significant reductions in nonperforming assets and decreases in delinquency levels.
     The net interest margin grew from 3.89% for the six months ending June 30, 2009 to 3.96% in 2010.
     The Company reported diluted earnings per share of $0.38 and $0.82 for the three and six months ending June 30, 2010, compared to diluted loss per share of $0.19 and diluted earnings per share of $0.07 for the three and six months ending June 30, 2009. Additionally, the Company’s return on average assets and return on average equity were 0.70% and 7.60%, respectively, for the quarter ended June 30, 2010 as compared to (0.35%) and (3.97%), respectively, for the quarter ended June 30, 2009. The Company’s return on average assets and return on average equity were 0.77% and 8.26%, respectively, for the six months ended June 30, 2010 as compared to 0.07% and 0.69%, respectively, for the six months ended June 30, 2009. The significant increases from the year ago period are driven largely by merger and acquisition expenses incurred in the first half of 2009 and the Company’s exit from the Capital Purchase Program in the first half of 2009.
     Total loans increased $33.4 million, or 1.0% from December 31, 2009. The Company continued to generate solid growth during the quarter in the commercial and industrial category, however, this growth was somewhat mitigated by reduction in other loan categories. The Company has a strong pipeline in the commercial real estate category but overall outstanding loans were flat due to loan payoffs and targeted exposure reduction through loan workout activity. The home equity portfolio continued to grow and remains an emphasis for the

Company. Residential real estate loans continued to decline modestly as individual loans refinance into longer term, fixed rate loans, which are not commonly held in portfolio by the Company.
     Total deposits of $3.7 billion at June 30, 2010 increased $304.6 million, or 9.0%, compared to December 31, 2009, primarily as a result of strong growth in commercial deposits and management’s strategy to grow the municipal banking business. Time deposits decreased by $92.9 million due to the Company’s strategy to focus on lower-cost core deposits. In the current interest rate environment, management is focused on cultivating a strong deposit base with rational pricing for customer retention as well as core deposit growth. At June 30, 2010 core deposits were 77.6% of total deposits, an increase of 16.2% from December 31, 2009.
     Net charge-offs increased to $6.9 million, or 0.81% annualized of average loans for the second quarter compared to $1.7 million or 0.21% for the quarter ending March 31, 2010. Second quarter net charge-offs included a write down taken on the sale of a nonperforming loan subsequent to the end of the quarter. The provision for loan losses was $6.9 million and $4.7 million for the quarters ended June 30, 2010 and March 31, 2010, respectively, an increase of $2.2 million. The table below shows net charge-offs for the periods indicated:
     Nonperforming loans decreased significantly to $23.7 million or 0.69% of total loans at June 30, 2010, from $41.8 million, or 1.23% of total loans at March 31, 2010. As a result, the allowance for loan losses as a percentage of nonperforming loans improved from 108.22% in the prior quarter to 191.28% in the second quarter. The table below shows nonperforming loans for the periods indicated:

     The Company’s focus on the timely resolution of problem loans coupled with an experienced loan workout team has proven effective in resolving nonperforming loans expediently as show in the table below:

	For the	For the
	Three	Six
	Months	Months
	Ending	Ending
	June 30,	June 30,
Nonperforming Loans Reconciliation	2010	2010

	(Dollars in Thousands)
Nonperforming Loans Beginning Balance	$41,840	$36,183
New to Nonperforming	7,154	23,887
Loans Charged-Off	(7,294)	(9,318)
Loans Paid-Off	(11,109)	(13,946)
Loans Transferred to Other Real Estate Owned/Other Assets	(4,849)	(7,465)
Loans Restored to Accrual Status	(2,064)	(5,507)
Other	—	(156)

NONPERFORMING LOANS ENDING BALANCE	$23,678	$23,678

     Delinquency levels have also shown significant improvement with delinquencies as a percent of loans at 1.32% at June 30, 2010 compared to 1.83% at March 31, 2010. The Company’s allowance for loan losses as a percentage of total loans remains consistent at 1.32%. The table below shows delinquencies for the periods indicated:

     The following graph displays the Company’s levels of loan loss reserves for the periods indicated:

*	Loans obtained in connection with the Ben Franklin acquisition during April of 2009, were recorded at fair value in accordance with the Business Combinations Topic of the FASB ASC, w hich prohibits the carry-over of the allow ance for credit losses.
     The Company continues to generate capital due to core earnings and the Company’s capital position is sound. The Company’s tangible common equity ratio is 6.5%, pro forma to include the tax deductibility of goodwill. Regulatory capital levels exceed prescribed thresholds, and the Company maintained a common stock dividend of $0.18 per share for the quarter ended June 30, 2010.
     Net income for the three and six months ended June 30, 2010 were $8.0 million and $17.3 million, an increase of $7.4 million and $10.2 million as compared to the same periods in 2009. Excluding certain non-core items mentioned below, net operating earnings were up 19.5% and 43.3% from the same periods in the prior year.
     The following table summarizes the impact of non-core items recorded for the time periods indicated below and reconciles them to the most comparable amounts calculated in accordance with GAAP:

	Three Months Ended June 30,
	Net Income
	Available to Common		Diluted
	Shareholders		Earnings Per Share
	2010	2009	2010	2009

		(Dollars in Thousands)
AS REPORTED (GAAP)
Net Income	$8,030	$660	$0.38	$0.03
Preferred Stock Dividend	—	(4,525)	—	(0.22)

Net Income available to Common Shareholders (GAAP)	$8,030	$(3,865)	$0.38	$(0.19)
Non-GAAP Measures:
Non-Interest Income Components
Net Gain/Loss on Sale of Securities, net of tax	(285)	16	(0.01)	—
Gain Resulting from Early Termination of Hedging Relationship, net of tax	—	(2,455)	—	(0.12)
Non-Interest Expense Components
Merger & Acquisition Expenses, net of tax	—	8,676	—	0.42
Fair Value Mark on a Terminated Hedging Relationship, net of tax	328	—	0.01	—
Deemed Preferred Stock Dividend	—	4,384	—	0.22

TOTAL IMPACT OF NON-CORE ITEMS	43	10,621	0.00	0.52

AS ADJUSTED (NON-GAAP)	$8,073	$6,756	$0.38	0.33

	Six Months Ended June 30,
	Net Income
	Available to Common		Diluted
	Shareholders		Earnings Per Share
	2010	2009	2010	2009

		(Dollars in Thousands)
AS REPORTED (GAAP)
Net Income	$17,257	$7,047	$0.82	$0.38
Preferred Stock Dividend	—	(5,698)	—	(0.31)

Net Income available to Common Shareholders (GAAP)	$17,257	$1,349	$0.82	0.07
Non-GAAP Measures:
Non-Interest Income Components
Net Gain/Loss on Sale of Securities, net of tax	(285)	(880)	(0.01)	(0.05)
Gain Resulting from Early Termination of Hedging Relationship, net of tax	—	(2,455)	—	(0.13)
Non-Interest Expense Components
Merger & Acquisition Expenses, net of tax	—	9,675	—	0.53
Fair Value Mark on a Terminated Hedging Relationship, net of tax	328	—	0.01	—
Deemed Preferred Stock Dividend	—	4,384	—	0.24

TOTAL IMPACT OF NON-CORE ITEMS	43	10,724	0.00	0.59

AS ADJUSTED (NON-GAAP)	$17,300	$12,073	$0.82	$0.66

     When management assesses the Company’s financial performance for purposes of making day-to-day and strategic decisions it does so based upon the performance of its core banking business, which is primarily derived from the combination of net interest income and non-interest or fee income, reduced by operating expenses, the provision for loan losses, and the impact of income taxes. The

Company’s financial performance is determined in accordance with Generally Accepted Accounting Principles (“GAAP”) which sometimes includes gain or loss due to items that management does not believe are related to its core banking business, such as gains or losses on the sales of securities, merger and acquisition expenses, and other items. Management, therefore, also computes the Company’s non-GAAP operating earnings, which excludes these items, to measure the strength of the Company’s core banking business and to identify trends that may to some extent be obscured by gains or losses which management deems not to be core to the Company’s operations. Management believes that the financial impact of the items excluded when computing non-GAAP operating earnings will disappear or become immaterial within a near-term finite period.
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
     Non-interest income decreased by 17.3% and 11.4% for the three and six months ended June 30, 2010 compared to the same quarters in the prior year. The table below reconciles non-interest income adjusted for certain items:

		Three Months Ended June 30,			Six Months Ended June 30,
			$	%			$	%
	2010	2009	Variance	Variance	2010	2009	Variance	Variance

		(Dollars in Thousands)				(Dollars in Thousands)
Non-Interest Income GAAP	$10,938	$13,223	($2,285)	-17.3%	$20,988	$23,697	($2,709)	-11.4%
Less/Add — Net Gain/Loss on Sale of Securities	(481)	25	(506)	-2024.0%	(481)	(1,354)	873	-64.5%
Less — Gain Resulting From Early Termination of Hedging Relationship	—	(3,778)	3,778	-100.0%	—	(3,778)	3,778	-100.0%
Add — Loss on Write-Down of Investments to Fair Value	84	1,653	(1,569)	-94.9%	262	1,653	(1,391)	-84.2%

NON-INTEREST INCOME AS ADJUSTED (NON-GAAP)	$10,541	$11,123	($582)	-5.2%	$20,769	$20,218	$551	2.7%

     The remaining decrease in non-interest income is mainly due to decreases in mortgage banking income primarily offset by increases in investment management income and service charges.
     Non-interest expense has decreased by 25.0% and 8.5% for the three and six months ended June 30, 2010, as compared to the prior year period. The table below reconciles non-interest expense adjusted for certain items:

	Three Months Ended June 30,				Six Months Ended June 30,
			$	%			$	%
	2010	2009	Variance	Variance	2010	2009	Variance	Variance

		(Dollars in Thousands)				(Dollars in Thousands)
Non-Interest Expense GAAP	$34,929	$46,556	-$11,627	-25.0%	$68,518	$74,864	-$6,346	-8.5%
Less — Merger & Acquisition Expenses	—	(10,844)	10,844	-100.0%	—	(12,382)	12,382	-100.0%
Less — Fair Value Mark on a Terminated Hedging Relationship	(554)	—	(554)	n/a	(554)	—	(554)	n/a

NON-INTEREST EXPENSE AS ADJUSTED (NON-GAAP)	$34,375	$35,712	-$1,337	-3.7%	$67,964	$62,482	$5,482	8.8%

     The remaining decrease in expenses is primarily attributable to merger and acquisition expenses associated with the Benjamin Franklin Bank Corp. (“Ben Franklin”) merger which closed in the second quarter of 2009, in addition to deposit insurance assessment fees that the FDIC imposed in the second quarter of 2009.

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
     There have been no material changes in critical accounting policies during the second quarter of 2010. Please refer to the 2009 Form 10-K for a complete listing of critical accounting policies.
FINANCIAL POSITION
     Loan Portfolio Total loans increased by $33.4 million, or 1.0%, for the period ended June 30, 2010 as compared to the amount of total loans at December 31, 2009. Loan growth achieved was concentrated in the commercial real estate, commercial and industrial, and home equity categories. This was offset by a continued decline in the residential real estate and other consumer lending categories. Total commercial loans (including small business loans) now represent 67.4% of the total loan portfolio.
     The Bank’s commercial real estate portfolio, the Bank’s largest portfolio, is diversified with loans secured by a variety of property types, such as owner-occupied and non-owner-occupied commercial, retail, office, industrial, and warehouse facilities as well as other special purpose properties, such as hotels, motels, restaurants, golf courses, and healthcare-related properties. Commercial real estate also includes loans secured by certain residential-related property types including multi-family apartment buildings, residential development tracts and, to a lesser extent, condominiums. The following pie chart shows the diversification of the commercial real estate portfolio as of June 30, 2010:

     The Bank considers a concentration of credit to a particular industry to exist when the aggregate credit exposure to a borrower, an affiliated group of borrowers or a non-affiliated group of borrowers engaged in one industry exceeds 10% of the Bank’s loan portfolio which includes direct, indirect or contingent obligations. As of June 30, 2010, loans made by the Company to the industry concentration of lessors of non-residential buildings constituted 13.6% of the Company’s total loan portfolio.
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
     Loans that are considered to be TDRs are reported as a TDR by the Company within the calendar year that the loan is modified. In subsequent calendar years, the loan is reviewed to determine if the borrower is performing under modified terms and if the restructuring agreement specifies an interest rate equal to or greater than the rate the Bank was willing to of the restructuring for a comparable new loan. The Company individually reviews accept at the time all material loans to determine if a loan meets both of these criteria before removing the loan from TDR status. Smaller balance loans are removed from TDR status in a year subsequent to its initial restructure after a performance period of six months has been demonstrated.
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
     The following table shows the TDR loans on accrual and nonaccrual status as of the dates indicated:

Table 1 — Troubled Debt Restructured Loans

June 30, 2010
	TDRs on Accrual Status		TDRs on Nonaccrual Status		Total TDRs
	Number of	Balance of	Number of	Balance of	Number of	Balance of
	Loans	Loans	Loans	Loans	Loans	Loans
	(Dollars in Thousands)		(Dollars in Thousands)		(Dollars in Thousands)
Commercial and Industrial	2	$2,338	—	$—	2	$2,338
Commercial Real Estate	9	8,237	—	—	9	8,237
Small Business	34	1,388	1	27	35	1,415
Residential Real Estate	22	8,130	—	—	22	8,130
Home Equity	3	223	1	121	4	344
Consumer — Auto	70	764	1	12	71	776
Consumer — Other	31	786	—	—	31	786

TOTAL TDRs	171	$21,866	3	$160	174	$22,026

December 31, 2009
	TDRs on Accrual Status		TDRs on Nonaccrual Status		Total TDRs
	Number of	Balance of	Number of	Balance of	Number of	Balance of
	Loans	Loans	Loans	Loans	Loans	Loans
	(Dollars in Thousands)		(Dollars in Thousands)		(Dollars in Thousands)
Commercial Real Estate	4	$3,414	—	$—	4	$3,414
Small Business	9	690	—	—	9	690
Residential Real Estate	16	5,009	10	3,376	26	8,385
Home Equity	1	48	1	122	2	170
Consumer — Auto	43	536	—	—	43	536
Consumer — Other	24	787	—	—	24	787

TOTAL TDRs	97	$10,484	11	$3,498	108	$13,982

     The amount of additional commitments to lend funds to borrowers who have been a party to a TDR was $458,000 at June 30, 2010 and the amount of specific reserve on TDR loans is $1.0 million.
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
     The following table sets forth a summary of certain delinquency information as of the dates indicated:

Table 2 — Summary of Delinquency Information

	At June 30, 2010							At December 31, 2009
	30-59 days		60-89 days		90 days or more		30-59 days		60-89 days		90 days or more
	Number	Principal	Number	Principal	Number	Principal	Number	Principal	Number	Principal	Number	Principal
	of Loans	Balance	of Loans	Balance	of Loans	Balance	of Loans	Balance	of Loans	Balance	of Loans	Balance
			(Dollars in Thousands)						(Dollars in Thousands)
Commercial and Industrial	8	$1,771	10	$1,376	20	$3,998	22	$3,519	8	$2,182	18	$3,972
Commercial Real Estate	10	3,331	10	9,304	34	6,102	22	5,803	8	6,163	43	16,875
Commercial Construction	3	2,507	—	—	3	1,075	—	—	—	—	—	—
Small Business	20	1,014	8	181	18	410	34	945	13	163	21	419
Residential Real Estate	13	1,859	3	622	23	5,235	11	2,815	12	2,431	22	5,130
Residential Construction	—	—	—	—	—	—	—	—	—	—	—	—
Home Equity	21	1,699	6	255	9	861	26	1,956	7	303	14	876
Consumer — Auto	275	2,187	46	339	36	289	371	3,041	26	522	16	248
Consumer — Other	69	560	36	153	32	166	109	858	20	237	31	261

TOTAL	419	$14,928	119	$12,230	175	$18,136	595	$18,937	94	$12,001	165	$27,781

     Nonaccrual Loans As permitted by banking regulations, certain consumer loans which are 90 days or more past due continue to accrue interest. In addition, certain commercial and real estate loans that are more than 90 days past due may be kept on an accruing status if the loan is well secured and in the process of collection. As a general rule, commercial and real estate categories, as well as home equity loans, more than 90 days past due with respect to principal or interest, are classified as a nonaccrual loan. Income accruals are suspended on all nonaccrual loans and all previously accrued and uncollected interest is reversed against current income. A loan remains on nonaccrual status until it becomes current with respect to principal and interest (and in certain instances remains current for up to three months), when the loan is liquidated, or when the loan is determined to be uncollectible and it is charged-off against the allowance for loan losses.
     Nonperforming Assets Nonperforming assets are comprised of nonperforming loans, nonperforming securities, Other Real Estate Owned (“OREO”) and other assets. Nonperforming loans consist of nonaccrual loans and certain loans that are more than 90 days past due but still accruing interest and nonaccrual loans. Nonperforming securities consist of securities that are on nonaccrual status. OREO includes properties held by the Bank as a result of foreclosure or by acceptance of a deed in lieu of foreclosure. As of June 30, 2010, nonperforming assets totaled $32.1 million, a decrease of $9.2 million from December 31, 2009. The decrease in nonperforming assets is attributable mainly to decreases in nonperforming loans in the commercial real estate category. Nonperforming assets represented 0.68% of total assets at June 30, 2010, as compared to 0.92% at December 31, 2009. The Bank had twenty and nineteen properties totaling $7.4 million and $4.0 million held as OREO as of June 30, 2010 and December 31, 2009, respectively.
     Repossessed automobile loan balances continue to be classified as nonperforming loans and not as other assets, because the borrower has the potential to satisfy the obligation within twenty days from the date of repossession (before the Bank can schedule disposal of the collateral). The borrower can redeem the property by payment in full at any time prior to the property’s disposal by the Bank. Repossessed automobile loan balances amounted to $274,000 as of June 30, 2010, $198,000 at December 31, 2009 and $395,000 at June 30, 2009.
     The following table sets forth information regarding nonperforming assets held by the Company at the dates indicated:

Table 3 — Nonperforming Assets / Loans

	June 30,	December 31,	June 30,
	2010	2009	2009
	(Dollars in Thousands)
Loans past due 90 days or more but still accruing
Consumer — Auto	$153	$44	$323
Consumer — Other	53	248	75

Total	$206	$292	$398

Loans accounted for on a nonaccrual basis (1)
Commercial and Industrial	$5,083	$4,205	$4,808
Small Business	728	793	1,743
Commercial Real Estate	8,007	18,525	12,505
Residential Real Estate	8,012	10,829	9,865
Consumer — Home Equity	1,218	1,166	1,695
Consumer — Auto	285	198	395
Consumer — Other	139	175	82

Total	$23,472	$35,891	$31,093

TOTAL NONPERFORMING LOANS	$23,678	$36,183	$31,491

Nonaccrual Securities	$969	$920	$3,120
Other Assets in Possession	79	148	270
Other Real Estate Owned	7,357	3,994	6,102

TOTAL NONPERFORMING ASSETS	$32,083	$41,245	$40,983

Nonperforming Loans as a Percent of Gross Loans	0.69%	1.07%	0.94%

Nonperforming Assets as a Percent of Total Assets	0.68%	0.92%	0.92%

Restructured Accruing Loans	$21,866	$10,484	$3,477

(1)	There were $160,000, $3.4 million, and $1.2 million of restructured, nonaccruing loans at June 30, 2010, December 31, 2009, and June 30, 2009, respectively.
     Potential problem commercial loans are those which are not included in nonaccrual or nonperforming loans and which are not considered a TDR, but where known information about possible credit problems of the borrowers causes management to have concerns as to the ability of such borrowers to comply with present loan repayment terms. The table below shows the potential problem commercial loans at the time periods indicated:
Table 4 — Potential Problem Commercial Loans

	June 30,	December 31,
	2010	2009
	(Dollars in Thousands)
Number of Loan Relationships	90	102
Aggregate Oustanding Balance	$102,881	$122,140
     At June 30, 2010 and December 31, 2009, these potential problem loans continued to perform with respect to payments. Management actively monitors these loans and strives to minimize any possible adverse impact to the Bank.

     See the table below for interest income that was recognized or collected on the nonaccrual loans as of the dates indicated:
Table 5 — Interest Income Recognized/Collected on
Nonaccrual / Troubled Debt Restructured Loans

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Dollars in Thousands)		(Dollars in Thousands)

Interest Income that Would Have Been Recognized, if Nonaccruing Loans at Their Respective Dates Had Been Performing	$589	$599	$1,522	$1,745

Interest Income Recognized on Troubled Debt Restructured Accruing Loans at Their Respective Dates	276	40	545	70

Interest Collected on These Nonaccrual and Restructured Loans and Included in Interest Income	$518	$255	$805	$330
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
     For impaired loans deemed collateral dependent, where impairment is measured using the fair value of the collateral, the Bank will either order a new appraisal or use another available source of collateral assessment such as a broker’s opinion of value to determine a reasonable estimate of the fair value of the collateral.
     At June 30, 2010, impaired loans included all commercial real estate loans and commercial and industrial loans on nonaccrual status, troubled debt restructures, and other loans that have been categorized as impaired. Total impaired loans at June 30, 2010 and December 31, 2009 were $34.6 million and $39.2 million, respectively.

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
     The Company holds six collateralized debt obligation securities (“CDOs”) comprised of pools of trust preferred securities issued by banks and insurance companies, which are currently deferring interest payments on certain tranches within the bonds’ structure, including the tranches held by the Company. The bonds are anticipated to continue to defer interest until cash flows are sufficient to satisfy certain collateralization levels designed to protect the more senior tranches. As a result, the Company has placed these securities on nonaccrual status and has reversed any previously accrued income related to these securities.
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
     As of June 30, 2010, the allowance for loan losses totaled $45.3 million, or 1.32% of total loans as compared to $42.4 million, or 1.25% of total loans, at December 31, 2009. The increase in allowance was due to a combination of factors including changes in asset quality and organic loan growth.
     The following table summarizes changes in the allowance for loan losses and other selected statistics for the periods presented:

Table 6 — Summary of Changes in the Allowance for Loan Losses

	Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
	2010	2010	2009	2009	2009
	(Dollars in Thousands)
AVERAGE LOANS	$3,422,101	$3,403,909	$3,389,219	$3,375,581	$3,284,764

Allowance for Loan Losses, Beginning of Period	$45,278	$42,361	$41,357	$40,068	$37,488
Charged-Off Loans:
Commercial and Industrial	1,837	531	614	1,243	31
Small Business	858	331	388	821	532
Commercial Real Estate	1,804	199	518	—	72
Residential Real Estate	321	139	149	379	207
Commercial Construction	1,716	—	621	—	—
Residential Construction	—	—	—	—	—
Consumer —Home Equity	289	242	632	301	611
Consumer —Auto	220	246	356	431	353
Consumer —Other	249	336	420	299	386

Total Charged-Off Loans	7,294	2,024	3,698	3,474	2,192

Recoveries on Loans Previously Charged-Off:
Commercial and Industrial	21	4	18	2	5
Small Business	57	80	61	59	57
Commercial Real Estate	—	1	—	—	—
Residential Real Estate	28	4	—	—	—
Commercial Construction	—	—	—	—	—
Residential Construction	—	—	—	—	—
Consumer —Home Equity	55	8	33	3	3
Consumer —Auto	142	114	133	203	196
Consumer —Other	73	80	33	53	43

Total Recoveries	376	291	278	320	304

Net Loans Charged-Off:
Commercial and Industrial	1,816	527	596	1,241	26
Small Business	801	251	327	762	475
Commercial Real Estate	1,804	198	518	—	72
Residential Real Estate	293	135	149	379	207
Commercial Construction	1,716	—	621	—	—
Residential Construction	—	—	—	—	—
Consumer —Home Equity	234	234	599	298	608
Consumer —Auto	78	132	223	228	157
Consumer —Other	176	256	387	246	343

Total Net Loans Charged-Off	6,918	1,733	3,420	3,154	1,888

Provision for Loan Losses	6,931	4,650	4,424	4,443	4,468

TOTAL ALLOWANCES FOR LOAN LOSSES, END OF PERIOD	$45,291	$45,278	$42,361	$41,357	$40,068

Net Loans Charged-off as a Percent of Average Total Loans (Annualized)	0.81%	0.21%	0.40%	0.37%	0.23%
Total Allowance for Loan Losses as a Percent of Total Loans	1.32%	1.33%	1.25%	1.22%	1.19%
Total Allowance for Loan Losses as a Percent of Nonperforming Loans	191.28%	108.22%	117.07%	111.97%	127.24%
Net Loans Charged-Off as a Percent of Allowance for Loan Losses (Annualized)	61.27%	15.5%	32.03%	30.26%	18.90%
Recoveries as a Percent of Charge-Offs (Annualized)	5.15%	14.38%	7.52%	9.21%	13.87%
     The allowance for loan losses is allocated to various loan categories as part of the Bank’s process of evaluating the adequacy of the allowance for loan losses. During the second quarter, allocated allowance amounts remained flat at $45.3 million at June 30, 2010.
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
Table 7 — Summary of Allocation of the Allowance for Loan Losses

	June 30, 2010		December 31, 2009
		Percent of		Percent of
		Loans		Loans
	Allowance	In Category	Allowance	In Category
Allocated Allowances:	Amount	To Total Loans	Amount	To Total Loans
	(Dollars in Thousands)
Commercial and Industrial	$9,379	12.5%	$7,545	11.0%
Commercial Real Estate	4,096	48.0%	19,451	47.5%
Small Business	20,782	2.4%	3,372	2.4%
Residential Real Estate	2,591	15.3%	2,840	16.4%
Real Estate Construction	2,874	4.7%	2,457	5.5%
Home Equity	3,611	14.5%	3,945	13.9%
Consumer — Auto	805	1.7%	1,422	2.3%
Consumer — Other	1,153	0.9%	1,329	1.0%

TOTAL ALLOWANCE FOR LOAN LOSSES	$45,291	100.0%	$42,361	100.0%

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
     Amounts of allowance may also be assigned to individual loans on the basis of loan impairment. Certain loans are evaluated individually and are judged to be impaired when management believes it is probable that the Bank will not collect all of the contractual interest and principal payments as scheduled in the loan agreement. Under this method, loans are selected for evaluation based upon a change in internal risk rating, occurrence of delinquency, loan classification, loan modifications meeting the definition of a troubled debt restructure, or nonaccrual status. A specific allowance amount is allocated to an individual loan when such loan has been deemed impaired and when the amount of a probable loss is able to be estimated. Estimates of loss may be determined by: (a) the present value of anticipated future cash flows or on the loan’s observable fair market value, or (b) the fair value of collateral, if the loan is collateral dependent. However, for collateral dependent loans, the amount of the recorded investment in a loan that exceeds the fair value of the collateral is charged off against the allowance for loan losses in lieu of an allocation of a specific allowance amount when such an amount has been identified definitively as uncollectable. For Loans evaluated individually for impairment and the amount of specific allowance assigned to such loans totaled $34.6 million and $2.6 million, respectively, at June 30, 2010 and $39.2 million and $1.8 million respectively, at December 31, 2009.
     The Bank has also established and maintains a reserve for unfunded commitments that is reported as an other liability on the company’s balance sheet. The reserve for unfunded commitments is maintained at a level that, in management’s judgment, is sufficient to absorb losses inherent in unfunded commitments as of the balance sheet date. Additions to the reserve for unfunded lending commitments are made by changes to the provision for unfunded lending commitments.
     The amount of required reserve is determined using a methodology similar to that utilized in calculating the allowance for loans losses where general loss factors derived from historical experience are assigned to pooled loan commitments for each respective loan category. These amounts are adjusted for the probabilities of the funding of draws upon these existing commitments to determine an appropriate reserve amount. These probability factors are subjectively determined and are based upon management’s judgment pertaining to changes in expected commitment utilization.

     At June 30, 2010, the reserve for unfunded commitments was $433,000, compared to $414,000 at December 31, 2009.
     Goodwill and Identifiable Intangible Assets Goodwill and Identifiable Intangible Assets were $142.9 million and $143.7 million at June 30, 2010 and December 31, 2009, respectively.
     Securities Trading assets increased by $992,000 at June 30, 2010 to $7.2 million, as compared to December 31, 2009, due to funding by the Company for the Rabbi Trusts related to the Company’s executive retirement plans in the amount of $1.1 million. Available for sale and held to maturity securities decreased by $15.6 million, or 2.6%, at June 30, 2010 as compared to December 31, 2009. The ratio of securities to total assets as of June 30, 2010 was 12.5%, compared to 13.6% at December 31, 2009. The Company purchased primarily floating rate agency mortgage-backed securities, offset by the sale of fixed rate securities during the second quarter of 2010.
     The Company continually reviews investment securities for the presence of OTTI. Further analysis of the Company’s OTTI can be found in Note 3 “Securities” within the Condensed Notes to the Unaudited Consolidated Financial Statements.
     Federal Home Loan Bank Stock The Company held an investment in Federal Home Loan Bank of Boston (“FHLBB”) of $35.9 million at both June 30, 2010 and December 31, 2009. The FHLBB is a cooperative that provides services to its member banking institutions. The primary reason for joining the FHLBB was to obtain funding from the FHLBB. The purchase of stock in the FHLBB is a requirement for a member to gain access to funding. The Company purchases FHLBB stock proportional to the volume of funding received and views the purchases as a necessary long-term investment for the purposes of balance sheet liquidity and not for investment return.
     The FHLBB has not declared any dividends since the fourth quarter of 2008, and the FHLBB’s board of directors has announced that it does not expect to declare any dividends until the FHLBB demonstrates a consistent pattern of positive net income as the FHLBB continues to focus on building retained earnings. The FHLBB also continued the moratorium on excess stock repurchases that was put into effect during 2008. The Company reviewed recent public filings and rating agencies analysis which showed acceptable ratings, a capital position which exceeds all required capital levels, and other factors, which were considered by the Company’s management when determining if an OTTI exists with respect to the Company’s investment in FHLBB. The FHLBB reported net income for the second quarter of 2010 of $18.7 million, a $22.9 million increase from a net loss of $4.2 million in the second quarter of 2009. The increase was primarily due to a $40.1 million decrease in the credit-related other-than-temporary impairment charges recorded by the FHLBB in the prior year. As a result of the Company’s review for OTTI, management deemed the investment in the FHLBB stock not to be OTTI as of June 30, 2010 and management will continue to monitor it closely. There can be no assurance as to the outcome of management’s future evaluation of the Company’s investment in the FHLBB.
     Bank Owned Life Insurance Bank Owned Life Insurance (“BOLI”) increased by $1.6 million, or 2.0% to $80.8 million at June 30, 2010, compared to $79.3 million at December 31, 2009. Revenue recognized related to these policies was $731,000 and $1.5 million for the three and six month periods ended June 30, 2010, a slight increase, compared to the year ago period. The Company uses these tax exempt insurance contracts as a vehicle to defray the cost of employee benefits. The Company performs pre-purchase and ongoing risk assessments as part of its BOLI program and presents such an assessment to the Board of Directors no less than annually.
     Deposits Total deposits of $3.7 billion increased 9.0% at June 30, 2010 compared to $3.4 billion at December 31, 2009 as a result of strong growth in commercial deposits and management’s strategy to grow the municipal banking business. The Company continued its focus on core deposits, which increased $397.5 million, or 16.2%, since December 31, 2009, representing 77.6% of total deposits at June 30, 2010. Management is focused on improving deposit mix and in controlling the cost of deposits as reflected in the 32 basis point decrease of the cost of funds to 0.67% at the six months ended June 31, 2010 compared to 0.99% at the twelve months ended December 31, 2009.
     Borrowings Total borrowings decreased $71.3 million, or 11.0%, from December 31, 2009 to $576.2 million at June 30, 2010, primarily due to deposit growth.
     Stockholders’ Equity Stockholders’ equity as of June 30, 2010 totaled $422.1 million, as compared to $412.6 million at December 31, 2009.
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
     The Company reported net income available to the common shareholders of $8.0 million, an increase of $11.9 million, for the three months ended June 30, 2010 as compared to the same period in 2009. Net loss available to the common shareholder, which includes the effect of preferred stock dividends, was $3.9 million, for the three months ended June 30, 2009. On a diluted earnings per share basis the Company reported earnings of $0.38 for the three months ended June 30, 2010, compared to a loss of $0.19 for the three months ended June 30, 2009. Net income available to the common shareholder, was $17.3 million, for the three months ended June 30, 2010 as compared to $1.3 million for the six months ended June 30, 2009. On a diluted earnings per share basis the Company reported earnings of $0.82 for the six months ended June 30, 2010, compared to earnings per share of $0.07 for the six months ended June 30, 2009. There were no preferred stock dividends in 2010.
     The fluctuations in the Company’s results comparing the quarters ending June 30, 2010 and 2009, were due to the following:

•	The acquisition of Ben Franklin and associated merger and acquisition costs during the second quarter of 2009 which were absent in the second quarter of 2010 since Ben Franklin had been fully integrated into the Company as of June 30, 2010.

•	The higher level of provision for loan losses, consistent with current economic conditions and anticipated higher levels of loan losses.

•	A special assessment of $2.1 million imposed to replenish the Deposit Insurance Fund during the second quarter of 2009.

•	The 2009 issuance of preferred stock related to the Company’s participation in the United States Treasury Department’s Capital Purchase program, which decreased the net income available to common shareholders by the preferred dividends declared of $4.5 million and $5.7 million in the three and six months ended June 30, 2009. There were no preferred stock dividends in 2010 as the Company subsequently exited this program during the second quarter of 2009.
     Net Interest Income The amount of net interest income is affected by changes in interest rates and by the volume and mix of interest earning assets and interest bearing liabilities.
     On a fully tax equivalent basis, net interest income for the second quarter of 2010 increased $2.1 million, or 5.3%, to $41.4 million, as compared to the first quarter of 2010. The Company’s net interest margin was 3.96% for the quarter ended June 30, 2010 as compared to 3.89% for the quarter ended June 30, 2009. The Company’s interest rate spread (the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities) was 3.72% and 3.59% for the second quarter of 2010 and 2009, respectively.
     The yield on earning assets was 4.93% for the quarter ending June 30, 2010, compared with 5.25% in the same quarter ending in 2009. Run-off and repricing of higher rate loans and securities coupled with loan growth at current market rates have resulted in the decreased yield.
     For the three months ending June 30, 2010, the cost of funds decreased 40 basis points to 0.98% as compared to the same period in 2009 and the average balance of interest-bearing liabilities increased by $64.2 million, or 1.9%. The average cost of these interest bearing liabilities decreased to 1.20% for the quarter ending June 30, 2010 as compared to 1.65% in the same period in 2009. The primary reason for this decrease is the active management of deposit costs and the shift in the Company’s deposit mix.
     The following tables present the Company’s daily average balances, net interest income, interest rate spread, and net interest margin for the three and six months ending June 30, 2010 and June 30, 2009. For purposes of the table and the following discussion, income from interest-earning assets and net interest income are presented on a fully-taxable equivalent basis by adjusting income and yields earned on tax-exempt interest received on securities and loans, to make them equivalent to income and yields on fully-taxable earning assets. The fully-taxable equivalent was calculated using the statutory tax rate:

Table 8 — Average Balance, Interest Earned/Paid & Average Yields

	Three Months Ended June 30,
	2010			2009
		Interest			Interest
	Average	Earned/	Yield/	Average	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate

	(Dollar in Thousands)
INTEREST-EARNING ASSETS
Interest Earning Deposits with Banks, Federal Funds Sold, and Short Term Investments	$188,976	$108	0.23%	$86,883	$70	0.32%
SECURITIES
Trading Assets	7,367	62	3.38%	13,965	44	1.26%
Taxable Investment Securities	557,554	6,067	4.36%	632,587	7,370	4.67%
Non-taxable Investment Securities (1)	17,718	316	7.15%	20,950	342	6.55%

TOTAL SECURITIES	582,639	6,445	4.44%	667,502	7,756	4.66%
LOANS HELD FOR SALE	7,656	110	5.76%	15,406	162	4.22%
LOANS
Commercial and Industrial	401,430	4,874	4.87%	337,292	3,974	4.73%
Commercial Real Estate	1,645,452	23,691	5.77%	1,444,091	22,079	6.13%
Commercial Construction	166,040	2,098	5.07%	203,171	2,661	5.25%
Small Business	81,319	1,202	5.93%	87,200	1,299	5.98%

TOTAL COMMERCIAL	2,294,241	31,865	5.57%	2,071,754	30,013	5.81%
Residential Real Estate	537,475	6,485	4.84%	600,238	7,674	5.13%
Residential Construction	7,507	95	5.08%	12,841	234	7.31%
Consumer — Home Equity	490,197	4,704	3.85%	452,257	4,426	3.93%

TOTAL CONSUMER REAL ESTATE	1,035,179	11,284	4.37%	1,065,336	12,334	4.64%
Consumer — Auto	62,932	1,112	7.09%	111,108	1,922	6.94%
Consumer — Other	29,749	672	9.06%	36,565	798	8.75%

TOTAL OTHER CONSUMER	92,681	1,784	7.72%	147,673	2,720	7.39%

TOTAL LOANS	3,422,101	44,933	5.27%	3,284,763	45,067	5.50%

TOTAL INTEREST EARNING ASSETS	$4,201,372	$51,596	4.93%	$4,054,554	$53,055	5.25%

CASH AND DUE FROM BANKS	71,322			77,263
FEDERAL HOME LOAN BANK STOCK	35,854			35,065
OTHER ASSETS	305,041			299,108

TOTAL ASSETS	$4,613,589			$4,465,990

INTEREST-BEARING LIABILITIES
DEPOSITS
Savings and Interest Checking Accounts	$1,182,343	$1,297	0.44%	$964,929	$1,326	0.55%
Money Market	760,240	1,320	0.70%	666,232	1,713	1.03%
Time Deposits	842,539	2,868	1.37%	974,449	5,402	2.22%

TOTAL INTEREST-BEARING DEPOSITS	$2,785,122	$5,485	0.79%	$2,605,610	$8,441	1.30%
BORROWINGS
Federal Home Loan Bank Borrowings	$324,168	$2,392	2.96%	$449,311	$2,972	2.65%
Federal Funds Purchased and Assets Sold
Under Repurchase Agreement	182,810	821	1.80%	173,992	812	1.87%
Junior Subordinated Debentures	61,857	913	5.92%	61,857	940	6.10%
Subordinated Debentures	30,000	541	7.23%	30,000	541	7.23%
Other Borrowings	3,148	—	0.00%	2,105	—	0.00%

TOTAL BORROWINGS	601,983	4,667	3.11%	717,265	5,265	2.94%

TOTAL INTEREST-BEARING LIABILITIES	$3,387,105	$10,152	1.20%	$3,322,875	$13,706	1.65%

DEMAND DEPOSITS	752,622			673,448
OTHER LIABILITIES	49,870			61,582

TOTAL LIABILITIES	$4,189,597			$4,057,905
STOCKHOLDERS’ EQUITY	423,992			408,085

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,613,589			$4,465,990

NET INTEREST INCOME		$41,444			$39,349

INTEREST RATE SPREAD (2)			3.72%			3.59%

NET INTEREST MARGIN (3)			3.96%			3.89%

Supplemental Information:
Total Deposits, including Demand Deposits	$3,537,744	$5,485		$3,279,058	$8,441
Cost of Total Deposits			0.62%			1.03%
Total Funding Liabilities, including Demand Deposits	$4,139,727	$10,152		$3,996,323	$13,706
Cost of Total Funding Liabilities			0.98%			1.38%

(1)	The total amount of adjustment to present interest income and yield on a fully tax-equivalent basis is $277 and $249 for the quarter ended June 30, 2010 and June 30, 2009, respectively.

(2)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(3)	Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.
Certain amounts in prior year financial statement have been reclassified to conform to the current year’s presentation.

Table 9 — Average Balance, Interest Earned/Paid & Average Yields

	Six Months Ended June 30,
	2010			2009
		Interest			Interest
	Average	Earned/	Yield/	Average	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate

	(Dollars in Thousands)
INTEREST-EARNING ASSETS
Interest Earning Deposits with Banks, Federal Funds Sold, and Short Term Investments	$106,509	$132	0.25%	$104,043	$268	0.52%
SECURITIES
Trading Assets	7,085	122	3.47%	8,367	69	1.66%
Taxable Investment Securities	563,021	12,476	4.47%	599,376	14,307	4.81%
Non-taxable Investment Securities (1)	18,411	658	7.21%	25,530	809	6.39%

TOTAL SECURITIES	588,517	13,256	4.54%	633,273	15,185	4.84%
LOANS HELD FOR SALE	7,392	216	5.89%	15,260	328	4.33%
LOANS
Commercial and Industrial	389,708	9,291	4.81%	306,060	7,276	4.79%
Commercial Real Estate	1,638,238	46,780	5.76%	1,287,427	39,147	6.13%
Commercial Construction	168,773	4,174	4.99%	188,918	4,577	4.89%
Small Business	81,894	2,419	5.96%	87,191	2,588	5.99%

TOTAL COMMERCIAL	2,278,613	62,664	5.55%	1,869,596	53,588	5.78%
Residential Real Estate	542,974	13,250	4.92%	504,774	12,970	5.18%
Residential Construction	8,300	213	5.18%	11,888	406	6.89%
Consumer — Home Equity	484,293	9,226	3.84%	430,181	8,436	3.95%

TOTAL CONSUMER REAL ESTATE	1,035,567	22,689	4.42%	946,843	21,812	4.65%
Consumer — Auto	68,264	2,390	7.06%	116,647	3,966	6.86%
Consumer — Other	30,611	1,406	9.26%	37,024	1,600	8.71%

TOTAL OTHER CONSUMER	98,875	3,796	7.74%	153,671	5,566	7.30%

TOTAL LOANS	3,413,055	89,149	5.27%	2,970,110	80,966	5.50%

TOTAL INTEREST EARNING ASSETS	$4,115,473	$102,753	5.03%	$3,722,686	$96,747	5.24%

CASH AND DUE FROM BANKS	68,887			68,718
FEDERAL HOME LOAN BANK STOCK	35,854			29,863
OTHER ASSETS	304,622			275,340

TOTAL ASSETS	$4,524,836			$4,096,607

INTEREST-BEARING LIABILITIES
DEPOSITS
Savings and Interest Checking Accounts	$1,119,598	$2,481	0.45%	$853,096	$2,322	0.55%
Money Market	731,475	2,641	0.73%	592,743	3,409	1.16%
Time Deposits	865,864	6,302	1.47%	903,218	11,117	2.48%

TOTAL INTEREST-BEARING DEPOSITS	$2,716,937	$11,424	0.85%	$2,349,057	$16,848	1.45%
BORROWINGS
Federal Home Loan Bank Borrowings	$332,190	$4,823	2.93%	$429,827	$5,647	2.65%
Federal Funds Purchased and Assets Sold
Under Repurchase Agreement	183,712	1,651	1.81%	173,441	1,668	1.94%
Junior Subordinated Debentures	61,857	1,815	5.92%	61,857	1,887	6.15%
Subordinated Debentures	30,000	1,077	7.24%	30,000	1,078	7.25%
Other Borrowings	2,756	—	0.00%	1,939	—	0.00%

TOTAL BORROWINGS	610,515	9,366	3.09%	697,064	10,280	2.97%

TOTAL INTEREST-BEARING LIABILITIES	$3,327,452	$20,790	1.26%	$3,046,121	$27,128	1.80%

DEMAND DEPOSITS	727,865			602,331
OTHER LIABILITIES	48,453			52,048

TOTAL LIABILITIES	$4,103,770			$3,700,500
STOCKHOLDERS’ EQUITY	421,066			396,107

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,524,836			$4,096,607

Net Interest Income		$81,963			$69,619

Interest Rate Spread (2)			3.77%			3.44%

Net Interest Margin (3)			4.02%			3.77%

Supplemental Information:
Total Deposits, including Demand Deposits	$3,444,802	$11,424		$2,951,388	$16,848
Cost of Total Deposits			0.67%			1.15%
Total Funding Liabilities, including Demand Deposits	$4,055,317	$20,790		$3,648,452	$27,128
Cost of Total Funding Liabilities			1.03%			1.50%

(1)	The total amount of adjustment to present interest income and yield on a fully tax-equivalent basis is $586 and $531 for the six months ended June 30, 2010 and June 30, 2009, respectively.

(2)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(3)	Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.
Certain amounts in prior year financial statement have been reclassified to conform to the current year’s presentation.

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
Table 10 — Volume Rate Analysis

	Three Months Ended June 30,			Six Months Ended June 30,
	2010 Compared to 2009			2010 Compared to 2009
	Change	Change		Change	Change
	Due to	Due to	Total	Due to	Due to	Total
	Rate (1)	Volume	Change	Rate	Volume	Change

	(Dollars in Thousands)
INCOME ON INTEREST-EARNING ASSETS:
INTEREST EARNING DEPOSITIS WITH BANKS, FEDERAL FUNDS SOLD AND SHORT TERM INVERSTMENTS	$(44)	$82	$38	$(142)	$6	$(136)
SECURIITIES:
Taxable Securities	(429)	(874)	(1,303)	(963)	(868)	(1,831)
Non-Taxable Securities (2)	27	(53)	(26)	75	(226)	(151)

Trading Assets	39	(21)	18	64	(11)	53
TOTAL SECURITIES	(363)	(948)	(1,311)	(824)	(1,105)	(1,929)
LOANS HELD FOR SALE	29	(81)	(52)	57	(169)	(112)
LOANS (2)(3)	(2,018)	1,884	(134)	(3,892)	12,075	8,183

TOTAL	$(2,396)	$937	$(1,459)	$(4,801)	$10,807	$6,006

EXPENSE OF INTEREST-BEARING LIABILITIES:
DEPOSITS:
Savings and Interest Checking Accounts	$(328)	$299	$(29)	$(566)	$725	$159
Money Market	(635)	242	(393)	(1,566)	798	(768)
Time Deposits	(1,803)	(731)	(2,534)	(4,355)	(460)	(4,815)

TOTAL INTEREST-BEARING DEPOSITS	(2,766)	(190)	(2,956)	(6,487)	1,063	(5,424)
BORROWINGS:
Federal Home Loan Bank Borrowings	$248	$(828)	$(580)	$459	$(1,283)	$(824)
Federal Funds Purchased and Assets Sold Under Repurchase Agreements	(32)	41	9	(116)	99	(17)
Junior Subordinated Debentures	(27)	—	(27)	(72)	—	(72)
Subordinated Debentures	—	—	—	(1)	—	(1)
Other Borrowings	—	—	—	—	—	—

TOTAL BORROWINGIS	189	(787)	(598)	270	(1,184)	(914)

TOTAL	$(2,577)	$(977)	$(3,554)	$(6,217)	$(121)	$(6,338)

CHANGE IN NET INTEREST INCOME	$181	$1,914	$2,095	$1,416	$10,928	$12,344

(1)	The changes for each category of interest income and expense are divided between the portion of change attributable to the variance in volume and the portion of the change attributable to the variances in rate for that category. The unallocated change in rate or volume variance has been allocated to the rate variances.

(2)	The total amount of the adjustment to present income and yield on a fully tax-equivalent basis is $277 and $249 for the three months ended June 30, 2010 and 2009, respectively, and $586 and $531 for the six months ended June 30, 2010 and 2009, respectively.

(3)	Loans include portfolio loans, and nonperforming loans; however unpaid interest on nonaccrual loans has not been included for purposes of determining interest income.
     Provision For Loan Losses The provision for loan losses represents the charge to expense that is required to maintain an adequate level of allowance for loan losses. The provision for loan losses totaled $6.9 million and $11.6 million for the three and six months ending June 30, 2010, respectively, compared with $4.5 million and $8.5 million for the comparable year-ago periods, respectively. The Company’s allowance for loan losses, as a percentage of total loans, was 1.32% at June 30, 2010, as compared to 1.25% at December 31, 2009 and 1.19% at June 30, 2009. For the three and six months ended June 30, 2010, net loan charge-offs totaled $6.9 million and $8.7 million, respectively, an increase of $5.0 million and $3.2 million from the three and six months ended June 30, 2009.
     The increase in the amount of the provision for loan losses is the result of a combination of factors including: shifting growth rates among various components of the Bank’s loan portfolio with differing facets of risk; continued challenges with respect to the economic environment, increases in specific allocations for impaired loans, and the level of loan delinquencies and nonperforming loans. While the total loan portfolio increased by 2.3% for the quarter ended June 30, 2010, as compared to the quarter ended June 30, 2009, growth among the commercial components of the loan portfolio outpaced growth among those consumer components, which exhibit different credit risk characteristics.
     Regional and local general economic conditions continued to show some signs of improvement during the second quarter of 2010, as measured in terms of employment levels, statewide economic activity, and other regional economic indicators. Additionally, improving market fundamentals were observed in residential real estate markets in terms of both sales data and home prices. Certain regional commercial real estate markets, however, continued to struggle, characterized by higher vacancy rates and declining rents. Despite some of the positive economic indicators, improvement is expected to be gradual and the economic environment should remain challenging for the remainder of 2010.
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
     Non-Interest Income The following table sets forth information regarding non-interest income for the periods shown:
Table 11 — Non-Interest Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

	(Dollars In Thousands)
Service Charges on Deposit Accounts	$4,515	$4,258	$8,736	$7,905
Wealth Management	3,189	2,710	5,918	5,040
Mortgage Banking	622	1,996	1,622	3,153
Bank Owned Life Insurance	731	683	1,452	1,413
Net Gain/(Loss) on Sales of Securities	481	(25)	481	1,354
Gain Resulting from Early Termination of Hedging Relationship	—	3,778	—	3,778
Gross Gain/(Loss) on Write-Down of Certain Investments to Fair Value	(63)	(2,174)	118	(2,276)
Less: Non-Credit Related Other-Than-Temporary Impairment	(21)	521	(380)	623

Net Loss on Write-Down of Certain Investments to Fair Value	(84)	(1,653)	(262)	(1,653)
Other Non-Interest Income	1,484	1,476	3,041	2,707

TOTAL	$10,938	$13,223	$20,988	$23,697

     Non-interest income decreased by $2.3 million, or 17.3%, and by $2.7 million, or 11.4% during the three and six months ended June 30, 2010, as compared to the same period in the prior year. The change in non-interest income is attributable to the following:
     Service charges on deposit accounts increased by $257,000, or 6.0%, and $831,000, or 10.5%, during the three and six months ended June 30, 2010, primarily due to increases in the service charges on debit cards and overdraft fees on free checking accounts.

     Wealth management revenue increased by $479,000, or 17.7%, and $878,000, or 17.4% for the three and six months ended June 30, 2010, this increase is mainly due to increases in assets under management. Assets under management at June 30, 2010 were $1.3 billion, an increase of $176.6 million, or 15.4%, as compared to the same period a year ago. The increase is due to the general increases in the stock market in these comparable periods and new client asset flows.
     Mortgage banking income decreased by $1.4 million, or 68.8%, and $1.5 million, or 48.6%, during the three and six months ended June 30, 2010 as compared to the prior period, primarily due to decreases in the fair value adjustments on mortgage derivatives and a decrease in mortgage originations. The balance of the loans serviced amounted to $327.8 million as of June 30, 2010, as compared to a $380.9 million at June 30, 2009. Mortgage servicing assets are amortized into non-interest income in proportion to, and over the period of, the estimated future servicing of the underlying financial assets. Changes in the mortgage servicing asset were as follows:
Table 12 — Mortgage Servicing Asset

	Three Months Ended
	June 30,
	2010	2009
	(Dollars in Thousands)
Balance at the beginning of the period	$2,233	$1,497
Additions	—	1,293
Amortization	(158)	(203)
Change in Valuation Allowance	(19)	85

Balance at the end of the period	$2,056	$2,672

	Six Months Ended
	June 30,
	2010	2009

Balance at the beginning of the period	$2,195	$1,498
Additions	—	1,308
Amortization	(312)	(346)
Change in Valuation Allowance	173	212

Balance at the end of the period	$2,056	$2,672

     The Company recorded a gain on the sale of securities of $481,000 for both the three and six months ended June 30, 2010. The Company recorded a loss of $25,000 and a gain of $1.4 million on the sale of securities, during the three and six months ended June 30, 2009.
     The Company recorded a $3.8 million gain resulting from the termination of an interest rate swap, during the quarter ended June 30, 2009, mainly due to the repayment of certain borrowings and their associated hedge positions as a result of strong balance sheet liquidity. There were no gains resulting from the termination of interest rate swaps during the period ended June 30, 2010.
     The Company has deemed certain securities OTTI. The Company recorded a total credit related impairment charge of $84,000 and $262,000 for the three and six months ended June 30, 2010, as compared to $1.7 million for both the three and six months ended June 30, 2009.

     Other non-interest income increased by $8,000, or 0.5%, and $334,000, or 12.3%, for the three and six months ended June 30, 2010, as compared to the same period in 2009, the increases are primarily due to the Ben Franklin merger that took place in the second quarter of 2009.
     Non-Interest Expense The following table sets forth information regarding non-interest expense for the periods shown:
Table 13- Non-Interest Expense

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Dollars in Thousands)
Salaries and Employee Benefits	$18,406	$17,134	$36,869	$31,993
Occupancy and Equipment Expenses	4,094	4,136	8,229	7,841
Data Processing and Facilities Management	1,497	1,604	2,791	3,020
FDIC Assessment	1,271	3,852	2,592	4,388
Legal Fees	1,052	728	1,855	1,204
Advertising	789	741	1,230	1,195
Fair Value Mark on a Terminated Hedging Relationship	554	—	792	—
Telephone	532	572	1,078	1,040
Consulting	483	496	797	943
Merger and Acquisition Expense	—	10,844	—	12,382
Other Non-Interest Expense	6,251	6,449	12,285	10,858

TOTAL	$34,929	$46,556	$68,518	$74,864

     Non-interest expense decreased by $11.6 million, or 25.0%, and $6.3 million, or 8.5% for the three and six months ended June 30, 2010, as compared to the same period in 2009. The change in non-interest expense is attributable to the following:
     Salaries and employee benefits increased by $1.3 million, or 7.4%, and $4.9 million, or 15.2% for the three and six months ended June 30, 2010, as compared to the same period in 2009. The increase in salaries and benefits is attributable to the addition of employees as a result of Ben Franklin acquisition in April 2009, annual merit increases, incentive programs, increases in medical plan insurance and pension expense.
     Occupancy and equipment expense decreased by $42,000, or 1.0%, and increased by $388,000, or 5.0% for the three and six months ended June 30, 2010. The increase in the six month comparative is mainly due to an increase in rent and maintenance expense due to the acquisition of additional space and equipment in connection with the Ben Franklin acquisition that occurred in the second quarter of 2009.
     Data processing and facilities management expense decreased by $107,000, or 6.7%, and by $229,000, or 7.6% for the three and six months ended June 30, 2010, primarily due to a rebate received in the first quarter of 2010.
     The FDIC deposit insurance assessment decreased by $2.6 million and by $1.8 million, for the three and six months ended June 30, 2010, primarily due to the special assessment of

$2.1 million imposed to replenish the Deposit Insurance Fund during the second quarter of 2009.
     In the second quarter of 2009 there were merger and acquisition expenses due to the Ben Franklin acquisition of $10.8 million and $12.4 million for the three and six months ended June 30, 2009.
     During the three and six months ended June 30, 2010, the Company recorded the change in fair value of an interest rate swap that was previously hedging borrowings in the amount of $554,000 and $792,000. The Company terminated the swap during the second quarter as a result of management’s decision to pay down the underlying borrowings.
     All other non-interest expense increased by $121,000, or 1.4%, and $2.0 million, or 13.2% for the three and six months ended June 30, 2010 as compared to the same periods in 2009. The increases are primarily attributable to increases in credit related loan workout and collection activities, appraisals, and examinations and audit fees.
     Income Taxes For the quarter ending June 30, 2010 the Company recorded combined federal and state income tax provisions of $2.2 million. The effective tax rate for the quarter ending June 30, 2010 was 21.6%, and is positively impacted by the Company’s New Market Tax Credit allocation. A schedule showing the past and expected tax credit recognition by year is shown in the table below:
Table 14 — New Markets Tax Credit Recognition Schedule

											Total
Investment		2004 - 2008	2009	2010	2011	2012	2013	2014	2015	2016	Credits
(Dollars in Thousands)
2004	$15 M	$4,050	$900	$900	$—	$—	$—	$—	$—	$—	$5,850
2005	15 M	3,150	900	900	900	—	—	—	—	—	5,850
2007	38.2 M	3,820	1,910	2,292	2,292	2,292	2,292	—	—	—	14,898
2008	6.8 M	340	340	340	408	408	408	408	—	—	2,652
2009	10 M	—	500	500	500	600	600	600	600	—	3,900
2010	10 M	—	—	500	500	500	600	600	600	600	3,900
2010*	30 M			1,500	1,500	1,500	1,800	1,800	1,800	1,800	11,700

TOTAL	$125 M	$11,360	$4,550	$6,932	$6,100	$5,300	$5,700	$3,408	$3,000	$2,400	$48,750

*	As of June 30, 2010 the Company has $30.0 million related to these aw ards w hich has yet to be invested into a subsidiary. The Company anticipates investing the remaining $30.0 million throughout the remainder of 2010 and accordingly, it has been included in the Company’s calculation of its effective tax rate.
     To date the Company has been awarded a total of $125.0 million in tax credit allocation authority under the Federal New Markets Tax Credit Program. Tax credits are eligible to be recognized over a seven year period totaling 39% of the total award, as capital is invested into a subsidiary which will lend to qualifying businesses in low income communities. Accordingly, the Company will be eligible to receive tax credits totaling $48.8 million. The tax effect of all income and expense transactions are recognized by the Company in each year’s consolidated statements of income, regardless of the year in which the transactions are reported for income purposes.
     Return on Average Assets and Equity The annualized consolidated returns on average common equity and average assets for the three and six months ended June 30, 2010 and 2009 were as follows:

Table 15 —Return on Average Equity and Assets

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Return on Average Equity	7.60%	-3.97%	8.26%	0.69%
Return on Average Assets	0.70%	-0.35%	0.77%	0.07%
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
     The Bank may choose to utilize interest rate swap agreements and interest rates caps and floors to mitigate interest rate risk. An interest rate swap is an agreement whereby one party agrees to pay a floating rate of interest on a notional principal amount in exchange for receiving a fixed rate of interest on the same notional amount for a predetermined period of time from a second party. Interest rate caps and floors are agreements whereby one party agrees to pay a floating rate of interest on a notional principal amount for a predetermined period of time to a second party if certain market interest rate thresholds are realized. The amounts relating to the notional principal amount are not actually exchanged. For additional information regarding the Company’s Derivatives Instruments, see Note 6 in Item 1 hereof.

     Market Risk Market risk is the sensitivity of income to changes in interest rates, foreign exchange rates, commodity prices and other market-driven rates or prices. The Company has no trading operations, with the exception of accounts managed by the Company’s investment management group within a trust to fund non-qualified executive retirement obligations and the Company has a $3.2 million equities portfolio at June 30, 2010, of which $1.2 million was acquired as part of the Slades transaction and $2.0 was acquired as part of the Ben Franklin transaction. The equity positions are comprised of a fund whose objective is to invest in geographically specific private placement debt securities designed to support underlying economic activities such as community development and affordable housing.
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

     The Company’s policy on interest-rate risk simulation specifies that if interest rates were to shift gradually up or down 200 basis points, estimated net interest income for the subsequent 12 months should decline by less than 6.0%. Given the unusually low rate environment at June 30, 2010 the Company assumed a 100 basis point decline in interest rates, for certain points of the yield curve, in addition to the normal 200 basis point increase in rates. The Company was well within policy limits at June 30, 2010 and 2009.
The following table sets forth the estimated effects on the Company’s net interest income over a 12-month period following the indicated dates in the event of the indicated increases or decreases in market interest rates:
Table 16 — Interest Rate Sensitivity

	June 30,
	2010	2009

200 Basis Point Rate Increase	0.6%	(3.0%)
100 Basis Point Rate Decrease	0.4%	0.3%
     The results implied in the table above indicate estimated changes in simulated net interest income for the subsequent 12 months assuming a gradual shift up in market rates of 200 basis points or down in market rates of 100 basis points across the entire yield curve. It should be emphasized, however, that the results are dependent on material assumptions such as those discussed above. For instance, asymmetrical rate behavior can have a material impact on the simulation results. If competition for deposits forced the Company to raise rates on those liabilities quicker than is assumed in the simulation analysis without a corresponding increase in asset yields, net interest income may be negatively impacted. Alternatively, if the Company is able to lag increases in deposit rates as loans re-price upward net interest income would be positively impacted.
     The most significant factors affecting market risk exposure of the Company’s net interest income during the second quarter of 2010 were (i) the shape of the U.S. Government securities and interest rate swap yield curve, (ii) the level of U.S. prime interest rate and LIBOR rates, and (iii) the level of rates paid on deposit accounts.
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
     The parent of the Company, as a separately incorporated bank holding company, has no significant operations other than serving as the sole stockholder of the Bank. Its commitments and debt service requirement at June 30, 2010 consisted of $61.9 million in junior subordinated debentures, including accrued interest.
     The Company actively manages its liquidity position under the direction of the Asset/Liability Management Committee. Periodic review under prescribed policies and procedures is intended to ensure that the Company will maintain adequate levels of available funds. At June 30, 2010, the Company’s liquidity position was above policy guidelines. Management believes that the Bank has adequate liquidity available to respond to current and anticipated liquidity demands.
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
     The Company’s and the Bank’s actual capital amounts and ratios are also presented in the following table:

Table 17 — Company and Bank’s Capital Amounts and Ratios

	June 30, 2010
						To Be Well Capitalized
			For Capital			Under Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
					(Dollars in Thousands)
Company: (Consolidated)
Total capital (to risk weighted assets)	$425,424	12.11%	280,996	≥	8.0%	N/A		N/A
Tier 1 capital (to risk weighted assets)	351,496	10.01	140,498	≥	4.0	N/A		N/A
Tier 1 capital (to average assets)	351,496	7.86	178,870	≥	4.0	N/A		N/A
Bank:
Total capital (to risk weighted assets)	$410,554	11.65%	$282,034	≥	8.0%	$352,543	≥	10.0%
Tier 1 capital (to risk weighted assets)	336,466	9.54	$141,017	≥	4.0	$211,526	≥	6.0
Tier 1 capital (to average assets)	336,466	7.52	179,040	≥	4.0	223,800	≥	5.0

					December 31, 2009

Company: (Consolidated)
Total capital (to risk weighted assets)	$412,674	11.92%	$277,029	≥	8.0%	N/A		N/A
Tier 1 capital (to risk weighted assets)	340,313	9.83	138,515	≥	4.0	N/A		N/A
Tier 1 capital (to average assets)	340,313	7.87	172,897	≥	4.0	N/A		N/A
Bank:
Total capital (to risk weighted assets)	$398,890	11.49%	$277,699	≥	8.0%	$347,124	≥	10.0%
Tier 1 capital (to risk weighted assets)	326,529	9.41	138,850	≥	4.0	208,275	≥	6.0
Tier 1 capital (to average assets)	326,529	7.55	173,022	≥	4.0	216,278	≥	5.0
     On June 17, 2010 the Company’s Board of Directors declared a cash dividend of $0.18 per share, to stockholders of record as of the close of business on June 28, 2010. This dividend was paid on July 9, 2010. On an annualized basis, the dividend payout ratio amounted to 46.1%, based on net income available to the common shareholder of the trailing four quarters’ earnings.
     Off-Balance Sheet Arrangements There have been no material changes in off-balance sheet financial instruments during the first half of 2010. Please refer to the 2009 Form 10-K for a complete table of contractual obligations, commitments, contingencies and off-balance sheet financial instruments.
     Contractual Obligations, Commitments, and Contingencies There have been no material changes in contractual obligations, commitments, or contingencies during the first half of 2010. Please refer to the 2009 Form 10-K for a complete table of contractual obligations, commitments, contingencies, and off-balance sheet financial instruments.
     Regulatory Update Congress recently enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). This new law will significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.
     Effective one year after the date of enactment is a provision of the Dodd-Frank Act that eliminates the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on the Company’s interest expense.
     The Dodd-Frank Act also broadens the base for Federal Deposit Insurance Corporation insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2013.
     The Dodd-Frank Act will require publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and by authorizing the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.
     The Dodd-Frank Act creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. Banks and savings institutions with $10 billion or less in assets will continued to be examined for compliance with the consumer laws by their primary bank regulators.
     Our management is actively reviewing the provisions of the Dodd-Frank Act and assessing its probable impact on our business, financial condition, and results of operations. However, the ultimate effect of the Dodd-Frank Act on the financial services industry in general, and on us in particular, is uncertain at this time.
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
     Changes in Internal Controls over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the first half of 2010 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     (a — (c) Not applicable.
Item 3. Defaults Upon Senior Securities — None

Item 5. Other Information — None
Item 6. Exhibits
Exhibits Index

No.	Exhibit
3.(i)	Restated Articles of Organization, as amended as of February 10, 2005, incorporated by reference to Form 8-K filed on May 24, 2010.

3.(ii)	Amended and Restated Bylaws of the Company, incorporated by reference to Form 8-K filed on May 24, 2010.

4.1	Specimen Common Stock Certificate, incorporated by reference to Form 10-K for the year ended December 31, 1992.

4.2	Specimen preferred Stock Purchase Rights Certificate, incorporated by reference to Form 8-A Registration Statement filed on November 5, 2001.

4.3	Indenture of Registrant relating the Junior Subordinated Debt Securities issued to Independent Capital Trust V is incorporated by reference to Form 10-K for the year ended December 31, 2006 filed on February 28, 2007.

4.4	Form of Certificate of Junior Subordinated Debt Security for Independent Capital Trust V (included as Exhibit A to Exhibit 4.9)

4.5	Amended and Restated Declaration of Trust for Independent Capital Trust V is incorporated by reference to Form 10-K for the year ended December 31, 2006 filed on February 28, 2007.

4.6	Form of Capital Security Certificate for Independent Capital Trust V (included as Exhibit A-1 to Exhibit 4.9).

4.7	Guarantee Agreement relating to Independent Capital Trust V is incorporated by reference to Form 10-K for the year ended December 31, 2006 filed on February 28, 2007.

4.8	Forms of Capital Securities Purchase Agreements for Independent Capital Trust V is incorporated by reference to Form 10-K for the year ended December 31, 2006 filed on February 28, 2007.

4.9	Subordinated Debt Purchase Agreement between USB Capital Resources and Rockland Trust Company dated as of August 27, 2008 is incorporated by reference to Form 8-K filed on September 2, 2008.

4.10	Rockland Trust Company Employee Savings, Profit Sharing and Stock Ownership Plan incorporated by reference to Form S-8 filed on April 16, 2010.

10.1	Independent Bank Corp. 1996 Non-Employee Directors’ Stock Option Plan incorporated by reference to Definitive Proxy Statement for the 1996 Annual Meeting of Stockholders filed on March 19, 1996.

10.2	Independent Bank Corp. 1997 Employee Stock Option Plan incorporated by

No.	Exhibit
reference to the Definitive Proxy Statement for the 1997 Annual Meeting of Stockholders filed on March 20, 1997.

10.3	Independent Bank Corp. 2005 Employee Stock Plan incorporated by reference to Form S-8 filed on July 28, 2005.

10.4	Renewal Rights Agreement dated as of September 14, 2000 by and between the Company and Rockland Trust, as Rights Agent, is incorporated by reference to Form 8-K filed on October 23, 2000.

10.5	Independent Bank Corp. Deferred Compensation Program for Directors (restated as amended as of December 1, 2000) is incorporated by reference to Form 10-K for the year ended December 31, 2000.

10.6	Master Securities Repurchase Agreement, incorporated by reference to Form S-1 Registration Statement filed on September 18, 1992.

10.7	Revised employment agreements between Christopher Oddleifson, Raymond G. Fuerschbach, Edward F. Jankowski, Jane L. Lundquist, Gerard F. Nadeau, Edward H. Seksay, and Denis K. Sheahan and the Company and/or Rockland Trust and a Rockland Trust Company amended and restated Supplemental Executive Retirement Plan dated November 20, 2008 are incorporated by reference to Form 8-K filed on November 21, 2008.

10.8	Specimen forms of stock option agreements for the Company’s Chief Executive and other executive officers are incorporated by reference to Form 8-K filed on December 20, 2005.

10.9	On-Site Outsourcing Agreement by and between Fidelity Information Services, Inc. and Independent Bank Corp., effective as of November 1, 2004 is incorporated by reference to Form 10-K for the year ended December 31, 2004 filed on March 4, 2005. Amendment to On-Site Outsourcing Agreement incorporated by reference to Form 8-K filed on May 7, 2008.

10.10	New Markets Tax Credit program Allocation Agreement between the Community Development Financial Institutions Fund of the United States Department of the Treasury and Rockland Community Development with an Allocation Effective Date of September 22, 2004 is incorporated by reference to Form 8-K filed on October 14, 2004.

10.11	Independent Bank Corp. 2006 Non-Employee Director Stock Plan incorporated by reference to Form S-8 filed on April 17, 2006.

10.12	Independent Bank Corp. 2006 Stock Option Agreement for Non-Employee Director is incorporated by reference to Form 10-Q filed on May 9, 2006.

10.13	Independent Bank Corp. 2006 Restricted Stock Agreement for Non-Employee Director is incorporated by reference to Form 10-Q filed on May 9, 2006.

10.14	New Markets Tax Credit program Allocation Agreement between the Community Development Financial Institutions Fund of the United States Department of the Treasury and Rockland Community Development with an Allocation Effective Date of January 9, 2007 is incorporated by reference to Form 10-K for the year ended December 31, 2006 filed on February 28, 2007.

No.	Exhibit
10.15	Agreement and Plan of Merger dated November 8, 2008 with Benjamin Franklin Bancorp, Inc. is incorporated by reference to Form 8-K filed on November 10, 2008.

10.16	New Markets Tax Credit program Allocation Agreement between the Community Development Financial Institutions Fund of the United States Department of the Treasury and Rockland Community Development with an Allocation Effective Date of June 18, 2009 is incorporated by reference to the third quarter 2009 Form 10-Q.

10.17	Item Processing and Other Services Agreement dated and effective as of July 1, 2010 by and between Fidelity Information Services, Inc. and Independent Bank Corp. (PLEASE NOTE: As previously disclosed in the Form 8-K filed July 8, 2010, portions of this contract have been omitted from this exhibit pursuant to a request for confidential treatment originally sent on July 8, 2010 to the Securities and Exchange Commission. Based upon the initial response of the Commission to that request the Company has modified its confidential treatment application and the attached exhibit therefore discloses portions of the contract which were not originally disclosed in the redacted version of the contract attached as Exhibit 99.1 to the July 8, 2010 Form 8-K. The locations where material has been omitted from this exhibit are indicated by the following notation: “{****}”. The entire contract, in unredacted form, has been filed separately with the Commission with the modified confidential treatment application.)

10.18	Independent Bank Corp. 2010 Non-employee Director Stock Plan, incorporated by reference to Form 8-K filed May 24, 2010.

10.19	Independent Bank Corp. 2010 Stock Option Agreement for Non-Employee Director, incorporated by reference to Form 8-K filed May 24, 2010.

10.20	Independent Bank Corp. 2010 Restricted Stock Agreement for Non-Employee Director, incorporated by reference to Form 8-K filed May 24, 2010.

31.1	Section 302 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.*

31.2	Section 302 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.*

32.1	Section 906 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.+

32.2	Section 906 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.+

*	Filed herewith

+	Furnished herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
INDEPENDENT BANK CORP.
(registrant)

Date: August 4, 2010	/s/ Christopher Oddleifson
Christopher Oddleifson
President and Chief Executive Officer (Principal Executive Officer)

Date: August 4, 2010	/s/ Denis K. Sheahan
Denis K. Sheahan
Chief Financial Officer (Principal Financial Officer)

INDEPENDENT BANK CORP.
(registrant)