Form 10-Q
period 2010-09-30
INDEPENDENT BANK CORP
filed 2010-11-05
CIK 776901

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Yes ☐     No ☑
     As of November 1, 2010, there were 21,203,622 shares of the issuer’s common stock outstanding, par value $0.01 per share

PAGE
Item 5. Other Information	66
Item 6. Exhibits	66

Signatures	69
Exhibit 31.1 - Certification 302
Exhibit 31.2 - Certification 302
Exhibit 32.1 - Certification 906
Exhibit 32.2 - Certification 906

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
INDEPENDENT BANK CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited — Dollars in Thousands, Except Share and Per Share Amounts)

	September 30,	December 31,
	2010	2009

ASSETS
CASH AND DUE FROM BANKS	$54,207	$66,723
INTEREST EARNING DEPOSITS WITH BANKS	222,392	55,182
FED FUNDS SOLD AND SHORT TERM INVESTMENTS SECURITIES	526	—
Trading Assets	7,418	6,171
Securities Available for Sale	436,887	508,650
Securities Held to Maturity (fair value $184,152 and $93,438 at September 30, 2010 and December 31, 2009, respectively)	180,623	93,410

TOTAL SECURITIES	624,928	608,231

LOANS HELD FOR SALE (amortized cost $21,093 at September 30, 2010)	21,321	13,466
LOANS
Commercial and Industrial	438,873	373,531
Commercial Real Estate	1,641,356	1,614,474
Commercial Construction	144,109	175,312
Small Business	79,897	82,569
Residential Real Estate	503,471	555,306
Residential Construction	5,449	10,736
Home Equity	517,962	471,862
Consumer — Other	76,926	111,725

TOTAL LOANS	3,408,043	3,395,515

Less: Allowance for Loan Losses	(45,619)	(42,361)

NET LOANS	3,362,424	3,353,154

FEDERAL HOME LOAN BANK STOCK	35,854	35,854
BANK PREMISES AND EQUIPMENT, NET	45,420	44,235
GOODWILL	129,617	129,348
IDENTIFIABLE INTANGIBLE ASSETS	12,805	14,382
BANK OWNED LIFE INSURANCE	81,824	79,252
OTHER REAL ESTATE OWNED	9,011	3,994
OTHER ASSETS	103,462	78,200

TOTAL ASSETS	$4,703,791	$4,482,021

LIABILITIES AND STOCKHOLDERS’ EQUITY
DEPOSITS
Demand Deposits	$805,491	$721,792
Savings and Interest Checking Accounts	1,314,273	1,073,990
Money Market	731,091	661,731
Time Certificates of Deposit Over $100,000	247,731	304,621
Other Time Certificates of Deposits	518,572	613,160

TOTAL DEPOSITS	3,617,158	3,375,294

BORROWINGS
Federal Home Loan Bank Borrowings	302,545	362,936
Federal Funds Purchased and Assets Sold Under
Repurchase Agreements	180,326	190,452
Junior Subordinated Debentures	61,857	61,857
Subordinated Debentures	30,000	30,000
Other Borrowings	2,701	2,152

TOTAL BORROWINGS	577,429	647,397

OTHER LIABILITIES	83,543	46,681
TOTAL LIABILITIES	4,278,130	4,069,372

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Common Stock, $.01 par value. Authorized: 75,000,000
Issued and Outstanding : 21,203,268 Shares at September 30, 2010 and 21,072,196 Shares at December 31, 2009 (Includes 221,615 and 136,775 share of unvested restricted stock awards, respectively)	210	209
Shares Held in Rabbi Trust at Cost
177,420 Shares in September 30, 2010 and 176,507 Shares at December 31, 2009	(2,632)	(2,482)
Deferred Compensation Obligation	2,632	2,482
Additional Paid in Capital	226,255	225,088
Retained Earnings	201,950	184,599
Accumulated Other Comprehensive (Loss)/Income, Net of Tax	(2,754)	2,753

TOTAL STOCKHOLDERS’ EQUITY	425,661	412,649

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,703,791	$4,482,021

The accompanying notes are an integral part of these consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited — Dollars in Thousands, Except Share and Per Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

INTEREST INCOME
Interest on Loans	$44,436	$45,773	$133,267	$126,491
Interest on Loans Held for Sale	174	169	390	497
Taxable Interest and Dividends on Securities	5,679	7,426	18,277	21,802
Non-taxable Interest and Dividends on Securities	164	218	553	744
Interest on Federal Funds Sold and Short-Term Investments	135	4	267	272

TOTAL INTEREST AND DIVIDEND INCOME	50,588	53,590	152,754	149,806

INTEREST EXPENSE
Interest on Deposits	4,801	7,446	16,225	24,293
Interest on Borrowings	4,590	5,236	13,955	15,517

TOTAL INTEREST EXPENSE	9,391	12,682	30,180	39,810

NET INTEREST INCOME	41,197	40,908	122,574	109,996

PROVISION FOR LOAN LOSSES	3,500	4,443	15,081	12,911

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	37,697	36,465	107,493	97,085

NON-INTEREST INCOME
Service Charges on Deposit Accounts	4,441	4,613	13,177	12,518
Wealth Management	2,851	2,278	8,768	7,318
Mortgage Banking Income, Net	1,469	425	3,091	3,578
Bank Owned Life Insurance Income	901	713	2,353	2,126
Net Gain/(Loss) on Sales of Securities Available for Sale	(22)	—	458	1,355
Gain Resulting From Early Termination of Hedging Relationship	—	—	—	3,778
Other-Than-Temporary Impairment Losses on Available-for-Sale Debt Securities:
Gross Gain/(Loss) on Write-Down of Certain Investments to Fair Value	207	(5,108)	325	(7,384)
Add/(Less): Portion of Other-Than-Temporary Impairment Recognized in Other Comprehensive Income	(214)	(33)	(594)	590

Net Impairment Losses Recognized in Earnings on Available-for Sale Debt Securities	(7)	(5,141)	(269)	(6,794)
Other Non-Interest Income	2,021	1,578	5,065	4,283

TOTAL NON-INTEREST INCOME	11,654	4,466	32,643	28,162

NON-INTEREST EXPENSE
Salaries and Employee Benefits	19,792	17,727	56,662	49,720
Occupancy and Equipment Expenses	3,839	3,985	12,068	11,826
Data Processing and Facilities Management	1,404	1,580	4,195	4,600
FDIC Assessment	1,352	1,267	3,944	5,655
Legal	720	703	2,575	1,906
Advertising Expense	469	232	1,699	1,427
Telephone	513	779	1,591	1,820
Consulting Expense	803	474	1,600	1,416
Software Maintenance	497	484	1,460	1,393
Merger & Acquisition Expenses	—	41	—	12,423
Other Non-Interest Expense	5,151	5,032	17,264	14,981

TOTAL NON-INTEREST EXPENSE	34,540	32,304	103,058	107,167

INCOME BEFORE INCOME TAXES	14,811	8,627	37,078	18,080
PROVISION FOR INCOME TAXES	3,666	1,786	8,676	4,192

NET INCOME	$11,145	$6,841	$28,402	$13,888

PREFERRED STOCK DIVIDEND	$—	$—	$—	$5,698

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$11,145	$6,841	$28,402	$8,190

BASIC EARNINGS PER SHARE	$0.53	$0.33	$1.35	$0.43

DILUTED EARNINGS PER SHARE	$0.53	$0.33	$1.35	$0.43

WEIGHTED AVEARGE COMMON SHARES (BASIC)	20,981,372	20,921,635	20,961,378	19,210,431
Common Share Equivalents	52,793	48,254	74,536	26,181

WEIGHTED AVERAGE COMMON SHARES (DILUTED)	21,034,165	20,969,889	21,035,914	19,236,612

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited — Dollars in Thousands, Except Per Share Data)

				Shares				Accumulated
		Common		Held in	Deferred	Additional		Other
	Preferred	Stock	Common	Rabbi Trust	Compensation	Paid-in	Retained	Comprehensive
	Stock	Outstanding	Stock	at Cost	Obligation	Capital	Earnings	(Loss)/Income	TOTAL

BALANCE DECEMBER 31, 2009	$—	21,072,196	$209	$(2,482)	$2,482	$225,088	$184,599	$2,753	$412,649

COMPREHENSIVE INCOME:
Net Income	—	—	—	—	—	—	28,402	—	28,402
Change in Unrealized Gain on Securities Available For Sale, Net of Tax and Realized Gains/(Losses)	—	—	—	—	—	—	—	3,013
Change in Fair Value of Cash Flow Hedges, Net of Tax and Realized Gains/(Losses)	—	—	—	—	—	—	—	(8,590)
Amortization of Prior Service Cost, net of tax	—	—	—	—	—	—	—	70

Other Comprehensive Loss	—	—	—	—	—	—	—	(5,507)	(5,507)

TOTAL COMPREHENSIVE INCOME									22,895
COMMON DIVIDEND DECLARED ($0.54 PER SHARE)	—		—	—	—	—	(11,443)	—	(11,443)
PROCEEDS FROM EXERCISE OF STOCK OPTIONS	—	27,229	1	—	—	—	392	—	393
TAX EXPENSE RELATED TO EQUITY AWARD ACTIVITY	—	—	—	—	—	70	—	—	70
EQUITY BASED COMPENSATION	—	—	—	—	—	1,206	—	—	1,206
RESTRICTED STOCK AWARDS GRANTED, NET OF AWARDS SURRENDERED	—	103,843	—	—	—	(109)	—	—	(109)
DEFERRED COMPENSATION OBLIGATION	—	—	—	(150)	150	—	—	—	—

BALANCE SEPTEMBER 30, 2010	$—	21,203,268	$210	$(2,632)	$2,632	$226,255	$201,950	$(2,754)	$425,661

BALANCE DECEMBER 31, 2008	$—	16,301,405	$163	$(2,267)	$2,267	$137,488	$177,493	$(9,870)	$305,274

CUMULATIVE EFFECT ACCOUNTING ADJUSTMENT, NET OF TAX (1)	—	—	—	—	—	—	3,823	(3,823)	—
COMPREHENSIVE INCOME:
Net Income	—	—	—	—	—	—	13,888	—	13,888
Change in Unrealized Gain on Securities Available For Sale, Net of Tax and Realized Gains/(Losses)	—	—	—	—	—	—	—	10,988
Change in Fair Value of Cash Flow Hedges, Net of Tax and Realized Gains	—	—	—	—	—	—	—	5,173
Amortization of Prior Service Cost, net of tax	—	—	—	—	—	—	—	(195)

Other Comprehensive Income								15,966	15,966

TOTAL COMPREHENSIVE INCOME									29,854
DIVIDENDS DECLARED:
COMMON DECLARED ($0.54 PER SHARE)	—	—	—	—	—	—	(10,521)	—	(10,521)
PREFERRED DECLARED (2)	—	—	—	—	—	—	(5,698)	—	(5,698)
COMMON STOCK ISSUED FOR ACQUISITION	—	4,624,948	46	—	—	84,452	—	—	84,498
PROCEEDS FROM EXERCISE OF STOCK OPTIONS	—	19,768	—	—	—	—	260	—	260
TAX EXPENSE RELATED TO EQUITY AWARD ACTIVITY	—	—	—	—	—	(4)	—	—	(4)
EQUITY BASED COMPENSATION	—	—	—	—	—	532	—	—	532
RESTRICTED STOCK AWARDS GRANTED, NET OF AWARDS SURRENDERED	—	122,600	—	—	—	—	—	—	—
DEFERRED COMPENSATION OBLIGATION	—	—	—	(150)	150	—	—	—	—
ISSUANCE OF PREFERRED STOCK AND STOCK WARRANTS	73,578	—	—	—	—	4,580	—	—	78,158
REDEMPTION OF PREFERRED STOCK AND STOCK WARRANTS	(73,578)	—	—	—	—	(2,200)	—	—	(75,778)

BALANCE SEPTEMBER 30, 2009	$—	21,068,721	$209	$(2,417)	$2,417	$224,848	$179,245	$2,273	$406,575

(1)	Represents reclassification of the non-credit related component of previously recorded Other-Than-Temporary impairment, pursuant to the provisions of the Investments-Debt and Equity Securities Topic of FASB ASC.

(2)	Excludes $586 of cumulative preferred dividends not declared as of the quarter ended June 30, 2009 and $196 of accretion of discount on preferred stock issuance, relating to the U.S. Treasury’s Capital Purchase Program.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited — Dollars In Thousands)

	Nine Months Ended
	September 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$28,402	$13,888
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Depreciation and Amortization	4,757	4,191
Provision for Loan Losses	15,081	12,911
Deferred Income Tax Benefit/(Provision)	(5)	390
Net Gain on Sale of Investments	(458)	(1,355)
Loss on Write-Down of Investments in Securities Available for Sale	269	6,794
Loss on Sale of Fixed Assets	280	99
Gain on Sale of Other Real Estate Owned	74	608
Gain Resulting from Early Termination of Hedging Relationship	—	(3,778)
Realized Gain on Sale Leaseback Transaction	(775)	(775)
Stock Based Compensation	1,206	532
Increase in Cash Surrender Value of Bank Owned Life Insurance	(2,353)	(2,159)
Proceeds from Bank Owned Life Insurance	—	336
Net Change In:
Trading Assets	(1,247)	(20,389)
Loans Held for Sale	(7,855)	(5,809)
Other Assets	(24,154)	40,577
Other Liabilities	25,847	(1,911)

TOTAL ADJUSTMENTS	10,667	30,262

NET CASH PROVIDED BY OPERATING ACTIVITIES	39,069	44,150

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Proceeds from Sales of Securities Available For Sale	6,423	168,535
Proceeds from Maturities and Principal Repayments of Securities Available For Sale	116,142	125,859
Purchase of Securities Available For Sale	(46,349)	(92,939)
Proceeds from Maturities and Principal Repayments of Securities Held to Maturity	14,501	5,832
Purchase of Securities Held to Maturity	(101,927)	(56,135)
Purchase of Bank Owned Life Insurance	(219)	(219)
Net Increase in Loans	(33,100)	(57,111)
Cash (Used In)/Provided By Business Combinations	(269)	97,658
Purchase of Bank Premises and Equipment	(5,142)	(3,206)
Proceeds from the Sale of Bank Premises and Equipment	37	41
Proceeds Resulting from Early Termination of Hedging Relationship	—	6,099
Proceeds from the Sale of Other Real Estate Owned	4,834	659

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(45,069)	195,073

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Net Decrease in Time Deposits	(151,478)	(150,626)
Net Increase in Other Deposits	393,342	151,115
Net (Decrease)/Increase in Federal Funds Purchased and Assets Sold Under Repurchase Agreements	(10,126)	17,827
Net Decrease in Short Term Federal Home Loan Bank Advances	(60,002)	(48,250)
Net Decrease in Long Term Federal Home Loan Bank Advances	—	(180,629)
Net Increase/(Decrease) in Treasury Tax & Loan Notes	549	(528)
Proceeds from Issuance of Preferred Stock and Stock Warrants	—	78,158
Redemption of Preferred Stock	—	(78,158)
Redemption of Warrants	—	(2,200)
Proceeds from Exercise of Stock Options	393	260
Tax Expense (Benefit) from Stock Option Exercises	70	(4)
Restricted Shares Issued	(109)	—
Dividends Paid:
Common Dividends	(11,419)	(9,663)
Preferred Dividends	—	(1,118)

NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES	161,220	(223,816)

NET INCREASE IN CASH AND CASH EQUIVALENTS	155,220	15,407

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	121,905	50,107

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$277,125	$65,514

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfer of Loans to Foreclosed Assets	$9,925	$2,665
In conjunction with the purchase acquisition in 2009, assets were acquired and liabilities were assumed as follows:
Common Stock Issued for acquisition	$—	$84,498
Fair value of assets acquired, net of cash acquired	—	1,006,448
Fair value of liabilities assumed	—	921,945
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
     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included. Operating results for the quarter ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 or any other interim period.
     For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission.
NOTE 2 — RECENT ACCOUNTING STANDARDS
     FASB ASC Topic No. 310, “Receivables” Update 2010-20, provides amendments to Topic 310 to improve the disclosures that an entity provides about the credit quality of its loan portfolio and its allowance for loan losses. The amendments enhance a Company’s disclosure on the nature of credit risk inherent in the entity’s loan portfolio, how the Company analyzes and assesses that risk in their allowance for loan losses, any changes that are made to the allowance for loan losses and the reasoning behind those changes. In addition, a Company must now also disclose credit quality indicators, past due loan information, and modifications of loans that are included in the Company’s loan portfolio. The amendments also require enhancements to existing disclosures that will now allow for a greater level of disaggregated information. The disclosures as of the end of the reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on and after December 15, 2010. The adoption of this standard will not have a material impact on the Company’s consolidated financial position or results of operations.
NOTE 3 — SECURITIES
     The following table presents a summary of the cost and fair value of the Company’s investment securities.
The amortized cost, gross unrealized holding gains and losses, other-than-temporary impairment recorded in other comprehensive income, and fair value of securities available for sale for the periods below were as follows:

	September 30, 2010					December 31, 2009
			Gross					Gross
			Unrealized Losses					Unrealized Losses
		Gross		Other-Than-			Gross		Other-Than-
	Amortized	Unrealized		Temporary	Fair	Amortized	Unrealized		Temporary	Fair
	Cost	Gains	Other	Impairment	Value	Cost	Gains	Other	Impairment	Value
	(Dollars In Thousands)					(Dollars In Thousands)
U.S. Treasury Securities	$722	$3	$—	$—	$725	$744	$—	$—	$—	$744
Agency Mortgage-Backed Securities	333,431	19,287	—	—	352,718	435,929	16,450	(470)	—	451,909
Agency Collateralized Mortgage Obligations	61,030	924	(35)	—	61,919	31,323	774	(75)	—	32,022
Private Mortgage-Backed Securities (1)	11,858	—	—	(369)	11,489	15,640	—	(681)	(670)	14,289
State, County, and Municipal Securities	4,000	—	—	—	4,000	4,000	81	—	—	4,081
Single Issuer Trust Preferred Securities Issued by Banks	5,000	—	(1,701)	—	3,299	5,000	—	(1,990)	—	3,010
Pooled Trust Preferred Securities Issued by Banks and Insurers(1)	8,562	—	(2,389)	(3,436)	2,737	8,705	—	(2,382)	(3,728)	2,595

TOTAL	$424,603	$20,214	$(4,125)	$(3,805)	$436,887	$501,341	$17,305	$(5,598)	$(4,398)	$508,650

The amortized cost, gross unrealized holding gains and losses, other-than-temporary impairment recorded in other comprehensive income, and fair value of securities held to maturity for the periods below were as follows:

	September 30, 2010					December 31, 2009
			Gross					Gross
			Unrealized Losses					Unrealized Losses
		Gross		Other-Than-			Gross		Other-Than-
	Amortized	Unrealized		Temporary	Fair	Amortized	Unrealized		Temporary	Fair
	Cost	Gains	Other	Impairment	Value	Cost	Gains	Other	Impairment	Value
	(Dollars In Thousands)					(Dollars In Thousands)
Agency Mortgage-Backed Securities	$80,177	$2,191	$(168)	$—	$82,200	$54,064	$503	$(283)	$—	$54,284
Agency Collateralized Mortgage Obligations	82,566	1,222	—	—	83,788	14,321	85	—	—	14,406
State, County, and Municipal Securities	11,227	231	—	—	11,458	15,252	384	—	—	15,636
Single Issuer Trust Preferred Securities Issued by Banks	6,653	53	—	—	6,706	9,773	—	(661)	—	9,112

TOTAL	$180,623	$3,697	$(168)	$—	$184,152	$93,410	$972	$(944)	$—	$93,438

(1)	During the nine months ended September 30, 2010 and the year ended December 31, 2009, the Company recorded credit related OTTI of $269,000 and $9.0 million, respectively, included in these amounts were $593,000 and $1.6 million, respectively, which the Company had previously recorded in OCI, as it was considered to be non-credit related.
     Securities balances are at $624.9 million, up $16.7 million, or 2.8% from December 31, 2009. At September 30, 2010 included in the securities balance was $1.0 million of collateralized debt obligations that have deferred interest payments and have been placed on nonaccrual. During the quarter ended September 30, 2010 the Company purchased primarily fixed rate agency mortgage-backed securities and agency collateralized mortgage obligations. These purchases were partially offset by increasing prepayments on the mortgage backed securities portfolio due largely to the low rate environment. The following table shows the recorded gross gains and losses on the sales of investment securities for the following periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Dollars in Thousands)
Gross Gains	$—	$—	$480	$1,380
Gross Losses	$(22)	$—	$(22)	$(25)

Net Gains on Sales of Investments	$(22)	$—	$458	$1,355

     When securities are sold, the amortized cost of the specific security sold, net of any related unrealized gains or losses included in other comprehensive income, is used to compute the gain or loss on the sale.
     A schedule of the contractual maturities of securities held to maturity and securities available for sale is presented below:

	September 30, 2010
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in Thousands)		(Dollars in Thousands)
Due in One Year or Less	$1,339	$1,356	$4,722	$4,725
Due from One Year to Five Years	5,405	5,552	26,711	27,607
Due from Five to Ten Years	5,289	5,508	94,703	100,019
Due after Ten Years	168,590	171,736	298,467	304,536

TOTAL	$180,623	$184,152	$424,603	$436,887

     The actual maturities of agency mortgage-backed securities, collateralized mortgage obligations, private mortgage-backed securities, and corporate debt securities will differ from the contractual maturities, due to the ability of the issuers to prepay underlying obligations. At September 30, 2010, the Bank had $24.4 million of callable securities in its investment portfolio.
     At September 30, 2010 and December 31, 2009 investment securities carried at $399.6 million and $297.2 million, respectively, were pledged to secure public deposits, assets sold under repurchase agreements, treasury tax and loan notes, letters of credit, and for other purposes.
     At September 30, 2010 and December 31, 2009, the Company had no investments in obligations of individual states, counties, or municipalities, which exceed 10% of stockholders’ equity.
Other-Than-Temporary Impairment
     The Company continually reviews investment securities for the existence of other-than-temporary impairment (“OTTI”), taking into consideration current market conditions, the extent and nature of changes in fair value, issuer rating changes and trends, the credit worthiness of the obligor of the security, volatility of earnings, current analysts’ evaluations, the Company’s intent to sell the security or whether it is more likely than not that the Company will be required to sell the debt security before its anticipated recovery, as well as other qualitative factors. The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value are not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment.
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
     The following tables show the gross unrealized losses and fair value of the Company’s investments in an unrealized loss position, which the Company has not deemed to be OTTI, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

		September 30, 2010
		Less than 12 months		12 months or longer		Total
		Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	# of holdings	Value	Losses	Value	Losses	Value	Losses
		(Dollars In Thousands)
Agency Mortgage-Backed Securities	2	$30,803	$(168)	$—	$—	$30,803	$(168)
Agency Collateralized Mortgage Obligations	2	14,701	(34)	61	(1)	14,762	(35)
Single Issuer Trust Preferred Securities Issued by Banks and Insurers	1	—	—	3,299	(1,701)	3,299	(1,701)
Pooled Trust Preferred Securities Issued by Banks and Insurers	2	—	—	2,296	(2,389)	2,296	(2,389)

TOTAL TEMPORARILY IMPAIRED SECURITIES	7	$45,504	$(202)	$5,656	$(4,091)	$51,160	$(4,293)

		December 31, 2009
		Less than 12 months		12 months or longer		Total
		Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	# of holdings	Value	Losses	Value	Losses	Value	Losses
		(Dollars In Thousands)
Agency Mortgage-Backed Securities	8	$62,716	$(753)	$—	$—	$62,716	$(753)
Agency Collateralized Mortgage Obligations	5	3,557	(75)	—	—	3,557	(75)
Private Mortgage-Backed Securities	1	—	—	8,653	(681)	8,653	(681)
Single Issuer Trust Preferred Securities Issued by Banks and Insurers	4	—	—	12,122	(2,651)	12,122	(2,651)
Pooled Trust Preferred Securities Issued by Banks and Insurers	2	—	—	2,334	(2,382)	2,334	(2,382)

TOTAL TEMPORARILY IMPAIRED SECURITIES	20	$66,273	$(828)	$23,109	$(5,714)	$89,382	$(6,542)

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
     As a result of the Company’s review of these qualitative and quantitative factors, the causes of the impairments listed in the table above by category are as follows at September 30, 2010:
•	Agency Mortgage-Backed Securities and Agency Collateralized Mortgage Obligations: The unrealized loss on the Company’s investment in these securities is attributable to changes in interest rates and not due to credit deterioration, as these securities are implicitly guaranteed by the federal government of the United States or a federal agency.

•	Single Issuer Trust Preferred Securities: The unrealized loss on these securities is attributable to the illiquid nature of the trust preferred market in the current economic environment. Management evaluates various financial metrics for each of the issuers, including capital ratios.

•	Pooled Trust Preferred Securities: This portfolio consists of two below investment grade securities of which one is performing while the other is deferring payments as contractually allowed. The unrealized loss on these securities is attributable to the illiquid nature of the trust preferred market and the significant risk premiums required in the current economic environment. Management evaluates collateral credit and instrument structure, including current and expected deferral and default rates and timing. In addition, discount rates are determined by evaluating comparable spreads observed currently in the market for similar instruments.

     Management monitors the following issuances closely for impairment due to the history of OTTI recorded within these classes of securities. Management has determined that these securities possess characteristics which in the current economic environment could lead to further OTTI charges. The following tables summarize pertinent information that was considered by management in determining if OTTI existed.

September 30, 2010
							Total Cumulative
				Non-Credit			Other-Than-
			Gross	Related Other-			Temporary
		Amortized	Unrealized	Than-Temporary	Fair	Lowest credit	impairment
	Class	Cost	Gain/(Loss)	Impairment	Value	Ratings to date	to date
	(Dollars in Thousands)
Pooled Trust Preferred Securities
Pooled Trust Preferred Security A	C1	$1,283	$—	$(1,161)	$122	CC (Fitch); Ca (Moody’s)	$(4,837)
Pooled Trust Preferred Security B	D	—	—	—	—	C (Fitch)	(3,481)
Pooled Trust Preferred Security C	C1	513	—	(441)	72	C (Fitch); C (Moody’s)	(915)
Pooled Trust Preferred Security D	D	—	—	—	—	C (Fitch)	(990)
Pooled Trust Preferred Security E	C1	2,081	—	(1,834)	247	C (Fitch); C (Moody’s)	(3,202)
Pooled Trust Preferred Security F	B	1,889	(1,312)	—	577	CC (Fitch); Caa3 (Moody’s)	—
Pooled Trust Preferred Security G	A1	2,796	(1,077)	—	1,719	CCC+ (S&P); A- (Fitch); A3 (Moody’s)	—

TOTAL POOLED TRUST PREFERRED SECURITIES		$8,562	$(2,389)	$(3,436)	$2,737		$(13,425)

Private Mortgage-Backed Securities
Private Mortgage-Backed Securities — One	2A1	$4,893	$—	$(228)	$4,665	C (Fitch)	$(661)
Private Mortgage-Backed Securities — Two	A19	6,965	—	(141)	6,824	B3 (Moody’s)	(182)

TOTAL PRIVATE MORTGAGE-BACKED SECURITIES		$11,858	$—	$(369)	$11,489		$(843)

						CC (Fitch); Caa3 (Moody’s)

	Number of Performing		Total Projected	Excess Subordination (After
	Banks and Insurance	Current	Defaults/Losses (as a	Taking into Account Best
	Cos. in Issuances	Deferrals/Defaults/Losses	% of Performing	Estimate of Future
	(Unique)	(As a % of Original Collateral)	Collateral)	Deferrals/Defaults/Losses) (1)
Pooled Trust Preferred Securities
Trust Preferred Security A	61	35.67%	24.50%	0.00%
Trust Preferred Security B	61	35.67%	24.50%	0.00%
Trust Preferred Security C	51	32.55%	23.09%	0.00%
Trust Preferred Security D	51	32.55%	23.09%	0.00%
Trust Preferred Security E	52	30.44%	19.03%	0.00%
Trust Preferred Security F	33	29.37%	26.18%	23.22%
Trust Preferred Security G	33	29.37%	26.18%	46.71%

Private Mortgage-Backed Securities
Private Mortgage-Backed Securities — One	N/A	0.00%	10.52%	0.00%
Private Mortgage-Backed Securities — Two	N/A	1.22%	5.49%	0.00%

(1)	Excess subordination represents the additional default/losses in excess of both current and projected defaults/losses that the security can absorb before the security experiences any credit impairment.
     Per review of the factors outlined above, it was determined that seven of the securities shown in the table above were deemed to be OTTI. The remaining securities were not deemed to be OTTI as the Company does not intend to sell these investments and has determined, based upon available evidence that it is more likely than not that the Company will not be required to sell the security before the recovery of its amortized cost basis.
     The Company recorded credit related OTTI of $7,000 and $269,000 through earnings for the quarter and year to date periods ended September 30, 2010, respectively. The Company recorded credit related OTTI of $5.1 million and $6.8 million through earnings for quarter and year to date periods ended September 30, 2009. The following table shows the cumulative credit related component of OTTI.

For the Nine Months Ended September 30, 2010
Credit Related
Component of
Other-Than-
Temporary
Impairment
(Dollars in
Thousands)
Balance at Beginning of Period	$(10,194)
Add:
Incurred on Securities not Previously Impaired	(41)
Incurred on Securities Previously Impaired	(228)
Less:
Realized Gain/Loss on Sale of Securities	—
Reclassification Due to Changes in Company’s Intent	—
Increases in Cash Flow Expected to be Collected	—

BALANCE AT END OF PERIOD	$(10,463)

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
     Earnings per share consisted of the following components for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

	(Dollars in Thousands)		(Dollars in Thousands)
NET INCOME	$11,145	$6,841	$28,402	$13,888
Less: Preferred Stock Dividends	—	—	—	5,698

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$11,145	$6,841	$28,402	$8,190

	Weighted Average Shares		Weighted Average Shares
BASIC EPS	20,981,372	20,921,635	20,961,378	19,210,431
Effect of Dilutive Securities	52,793	48,254	74,536	26,181

DILUTIVE EPS	21,034,165	20,969,889	21,035,914	19,236,612

	Net Income Available to Common		Net Income Available to Common
	Shareholders per Share		Shareholders per Share
BASIC EPS	$0.53	$0.33	$1.35	$0.43
Effect of Dilutive Securities	—	—	—	—

DILUTIVE EPS	$0.53	$0.33	$1.35	$0.43

     The following table illustrates options to purchase common stock and shares of restricted stock that were excluded from the calculation of diluted earnings per share because they were anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Stock Options	1,007,005	1,011,736	797,564	1,059,363

Restricted Stock	—	—	—	—
NOTE 5— STOCK BASED COMPENSATION
     On May 25, 2010 the Company granted restricted stock awards to acquire 16,800 shares of the Company’s common stock from the 2010 Non-Employee Director Stock Plan to the non-employee directors of the Company and/or Bank. The holders of these awards participate fully in the rewards of stock ownership of the Company, including voting and dividend rights. The restricted stock awards have been determined to have a fair value of $23.07 per share, based on the average of the high price and low price at which the Company’s common stock traded on the date of grant. The restricted stock awards vest at the end of a three year period.
     On May 25, 2010 the Company awarded options to purchase 15,000 shares of common stock from the 2010 Non-Employee Director Stock Plan to three non-employee directors of the Company and/or the Bank. The expected volatility, expected life, expected dividend yield, and expected risk free interest rate for this grant used to determine their fair value were determined on May 25, 2010 and were 39%, 5 years, 3.18%, and 2.01%, respectively. The options have been determined to have a fair value of $6.31 per share. The options vest over a three year period and have a contractual life of ten years from date of grant.
     On February 25, 2010 the Company granted 54,500 restricted stock awards to executive officers of the Company and/or Bank, from the 2005 Employee Stock Plan. On February 11, 2010 the Company granted 37,000 restricted stock awards to certain non-executive officers of the Company and/or Bank, from the 2005 Employee Stock Plan. The restricted stock awards have been determined to have a fair value per share of $25.12 and $23.39, respectively, based on the average of the high price and low price at which the Company’s common stock traded on the date of grant. The holders of these awards participate fully in the rewards of stock ownership of the Company, including voting and dividend rights. The restricted stock awards vest over a three year period.
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
     Derivative instruments are carried at fair value in the Company’s financial statements. The accounting for changes in the fair value of a derivative instrument is dependent upon whether or not it has been designated and qualifies as part of a hedging relationship, and further, by the type of hedging relationship. As of September 30, 2010, the Company has entered into interest rate swap contracts as part of the Company’s interest rate risk management program, which are designated and qualify as cash flow hedges. In addition, the Company has entered into interest rate swap contracts and foreign exchange contracts with commercial customers, which are not designated as hedging instruments.
Asset Liability Management
     The Bank currently utilizes interest rate swap agreements as hedging instruments against interest rate risk associated with the Company’s borrowings. An interest rate swap is an agreement whereby one party agrees to pay a floating rate of interest on a notional principal amount in exchange for receiving a fixed rate of interest on the same notional amount, for a predetermined period of time, from a second party. The amounts relating to the notional principal amount are not actually exchanged. The maximum length of time over which the Company is currently hedging its exposure to the variability in future cash flows for forecasted transactions related to the payment of variable interest on existing financial instruments is nine years. At September 30, 2010 and December 31, 2009, the Company had a total notional amount of $175.0 million and $235.0 million, respectively, of interest rate swaps.
     The following table reflects the Company’s derivative positions for the periods indicated below for those derivatives designated as hedging:

September 30, 2010
					Receive
	Notional	Trade	Effective	Maturity	(Variable)	Current Rate	Pay Fixed
Cash Flow Hedges	Amount	Date	Date	Date	Index	Received	Swap Rate	Fair Value
	(Dollars in Thousands)
Interest Rate Swaps
	25,000	16-Feb-06	28-Dec-06	28-Dec-16	3 Month LIBOR	0.29%	5.04%	(4,882)
	25,000	16-Feb-06	28-Dec-06	28-Dec-16	3 Month LIBOR	0.29%	5.04%	(4,865)
	25,000	8-Dec-08	10-Dec-08	10-Dec-13	3 Month LIBOR	0.29%	2.65%	(1,386)
	25,000	9-Dec-08	10-Dec-08	10-Dec-13	3 Month LIBOR	0.29%	2.59%	(1,340)
	25,000	9-Dec-08	10-Dec-08	10-Dec-18	3 Month LIBOR	0.29%	2.94%	(1,436)
	50,000	17-Nov-09	20-Dec-10	20-Dec-14	3 Month LIBOR	0.00%	3.04%	(3,498	)(1)

Total	$175,000						Total	($17,407)

December 31, 2009
					Receive
	Notional	Trade	Effective	Maturity	(Variable)	Current Rate	Pay Fixed
	Amount	Date	Date	Date	Index	Received	Swap Rate	Fair Value
	(Dollars in Thousands)
Interest Rate Swaps	$35,000	19-Mar-08	19-Mar-08	20-Jan-10	3 Month LIBOR	0.28%	2.28%	($37)
	25,000	16-Feb-06	28-Dec-06	28-Dec-16	3 Month LIBOR	0.26%	5.04%	(2,641)
	25,000	16-Feb-06	28-Dec-06	28-Dec-16	3 Month LIBOR	0.25%	5.04%	(2,588)
	25,000	8-Dec-08	10-Dec-08	10-Dec-13	3 Month LIBOR	0.26%	2.65%	(156)
	25,000	9-Dec-08	10-Dec-08	10-Dec-13	3 Month LIBOR	0.26%	2.59%	(101)
	25,000	9-Dec-08	10-Dec-08	10-Dec-18	3 Month LIBOR	0.26%	2.94%	1,400
	25,000	16-Dec-08	18-Dec-08	18-Dec-13	3 Month LIBOR	0.25%	2.09%	354
	50,000	17-Nov-09	20-Dec-10	20-Dec-14	3 Month LIBOR	0.00%	3.04%	766 (1)

Total	$235,000						Total	($3,003)

(1)	Represents a forward starting swap which the Company intends to hedge a replacement of an existing FHLB advance, set to mature in December 2010.
     For derivative instruments that are designated and qualify as hedging instruments, the effective portion of the gains or losses are reported as a component of OCI, and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The Company expects approximately $4.9 million to be reclassified to earnings from OCI, as an increase in interest expense, related to the Company’s cash flow hedges, in the next twelve months.
     The ineffective portion of the cash flow hedge is recognized directly in earnings. The Company recognized an immaterial ineffective portion during the three and nine months ended September 30, 2010 and September 30, 2009.
     During the first quarter of 2010, one of the Company’s $25.0 million interest rate swaps failed to qualify for hedge accounting. The Company ceased hedge accounting on January 6, 2010, which was the last date the interest rate swap qualified for hedge accounting. As a result, the Company recognized a loss of $238,000 directly in earnings as part of non-interest expense and reclassified $107,000 from interest expense to non-interest expense during the first quarter of 2010. Additionally, a gain of $191,000 which was previously deferred in OCI was immediately recognized in income during the first quarter, based on the Company’s anticipation of the hedge forecasted transaction no longer being probable to occur. During the second quarter of 2010, the Company continued to mark the interest rate swap to fair value through earnings and recognized a decrease in fair value of $554,000 and $792,000 for the three and six months ended June 30, 2010. The Company terminated the swap in June 2010 as a result of management’s decision to paydown the underlying borrowing.
     The Company recognized $61,000 and $161,000 of net amortization in interest income for the three and nine months ended September 30, 2010 and $98,000 and $398,000 of net amortization in interest expense for the three and nine months ended September 30, 2009, related to previously terminated swaps.

Customer Related Positions
     Interest rate derivatives, primarily interest-rate swaps, offered to commercial borrowers through the Bank’s derivative program are not designated as hedging instruments. However, the Bank believes that its exposure to commercial customer derivatives is limited because these contracts are simultaneously matched at inception with an offsetting dealer transaction. The commercial customer derivative program allows the Bank to retain variable-rate commercial loans while allowing the customer to synthetically fix the loan rate by entering into a variable-to-fixed interest rate swap. It is anticipated that over time, customer interest rate derivatives will reduce the interest rate risk inherent in the longer-term, fixed-rate commercial business and real estate loans. At September 30, 2010 and December 31, 2009 the Company had fifty-two and twenty-seven customer-related positions and offsetting dealer transactions with dealer banks, respectively. At September 30, 2010 and December 31, 2009 the Bank had a total notional amount of $202.7 million and $122.1 million, respectively, of interest rate swap agreements with commercial borrowers and an equal notional amount of dealer transactions.
     Foreign exchange contracts offered to commercial borrowers through the Bank’s derivative program are not designated as hedging instruments. The Company acts as a seller and buyer of foreign exchange contracts to accommodate its customers. To mitigate the market and liquidity risk associated with these derivatives, the Company enters into similar offsetting positions. At September 30, 2010 and December 31, 2009 the Company had twenty-four and four foreign exchange contracts and offsetting dealer transactions, respectively. As of September 30, 2010 and December 31, 2009 the Company had a total notional amount of $53.8 million and $8.4 million of foreign exchange contracts with commercial borrowers and an equal notional amount of dealer transactions.
     The Company does not enter into proprietary trading positions for any derivatives.
     The following table reflects the Company’s derivative positions for the periods indicated below for those derivatives not designated as hedging:

September 30, 2010
	Notional Amount Maturing
	2010	2011	2012	2013	Thereafter	Total	Fair Value
	(Dollars in Thousands)
Customer Related Positions
LOAN LEVEL SWAPS
Receive fixed, pay variable	$—	$—	$—	$22,230	$180,482	$202,712	$(13,937)
Pay fixed, receive variable	$—	$—	$—	$22,230	$180,482	$202,712	$13,944

FOREIGN EXCHANGE CONTRACTS
Buys foreign exchange sells U.S. currency	$33,824	$19,995	$—	$—	$—	$53,819	$(2,450)
Buys US currency sells foreign exchange	$33,824	$19,995	$—	$—	$—	$53,819	$2,482

December 31, 2009
	Notional Amount Maturing
	2010	2011	2012	2013	Thereafter	Total	Fair Value
	(Dollars in Thousands)
Customer Related Positions
LOAN LEVEL SWAPS
Receive fixed, pay variable	$—	$—	$—	$—	$122,125	$122,125	$(1,273)
Pay fixed, receive variable	$—	$—	$—	$—	$122,125	$122,125	$1,404

FOREIGN EXCHANGE CONTRACTS
Buys foreign exchange sells U.S. currency	$8,424	$—	$—	$—	$—	$8,424	$(5)
Buys US currency sells foreign exchange	$8,424	$—	$—	$—	$—	$8,424	$12

     Changes in the fair value of customer related positions are recorded directly in earnings as they are not afforded hedge accounting treatment. The Company recorded a net increase in fair value of $47,000 for the three months ended September 30, 2010 and a net decrease of $99,000 for the nine months ended September 30, 2010, and a net decrease in fair value of $112,000 for the three months ended September 30, 2009 and a net increase in fair value of $22,000 for the nine months ended September 30, 2009.
     The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet at the periods indicated:

		Asset Derivatives			Liability Derivatives
		September 30,	December 31,		September 30,	December 31,
		2010	2009		2010	2009
	(Dollars in Thousands)			(Dollars in Thousands)
	Balance			Balance
	Sheet	Fair	Fair	Sheet	Fair	Fair
	Location	Value	Value	Location	Value	Value

Derivatives designated as hedges:
Interest rate swaps	Other Assets	$—	$2,519	Other Liabilities	$17,407	$5,522

TOTAL		$—	$2,519		$17,407	$5,522

Derivatives not designated as hedges:
Customer related positions	Other Assets	13,944	2,224	Other Liabilities	13,937	2,093
Foreign exchange contracts	Other Assets	2,482	15	Other Liabilities	2,450	8

TOTAL		$16,426	$2,239		$16,387	$2,101

     The table below presents the effect of the Company’s derivative financial instruments on Other Comprehensive Income and the Income Statement:

Nine Months Ended September 30,
						Location of Gain
	Gain in OCI					Recognized in Income on	On Derivative (Ineffective
	on Derivative		Location of Gain	From Accumulated OCI		Derivative (Ineffective	Portion and Amount
	(Effective Portion),		Reclassified from	Into Income		Portion and Amount	Excluded from
Derivatives Designated as	Net of Tax		Accumulated OCI into	(Effective Portion)		Excluded from	Effectiveness Testing
Hedges:	2010	2009	Income (Effective Portion)	2010	2009	Effectiveness Testing)	2010	2009
(Dollars in Thousands)
Interest rate swaps	$10,310	$4,972	Interest income/(expense)	$2,926	$(340)	Interest income/(expense)	$—	$—

TOTAL	$10,310	$4,972		$2,926	$(340)		$—	$—

     Derivative contracts involve the risk of dealing with derivative counterparties and their ability to meet contractual terms. Institutional counterparties must have an investment grade credit rating and be approved by the Company’s Board of Directors. The Company’s credit exposure on interest rate swaps is limited to the net positive fair value and accrued interest of all swaps with each counterparty. The Company had no such exposure at September 30, 2010. Credit exposure may be reduced by the amount of collateral pledged by the counterparty. Additionally, the Company currently holds derivative instruments that contain credit-risk related contingent features that are in a net liability position. The notional amount of these instruments as of September 30, 2010 and December 31, 2009 were $201.9 million and $209.2 million, respectively. The aggregate fair value of these instruments at September 30, 2010 and December 31, 2009 were $19.1 million and $7.3 million, respectively. The Company has collateral assigned to these derivative instruments amounting to $31.9 million and $17.1 million, respectively. Collateral legally required to be maintained at dealer banks by the Company is monitored and adjusted as necessary. Per a review completed by management of these instruments at September 30, 2010 it was determined that no additional collateral would have to be posted to immediately settle these instruments.
     The Company’s credit exposure relating to interest rate swaps with bank customers was approximately $14.1 million at September 30, 2010. The credit exposure is partly mitigated as transactions with customers are secured by the collateral, if any, securing the underlying transaction being hedged.
     The Company does not offset fair value amounts recognized for derivative instruments. The Company does net the amount recognized for the right to reclaim cash collateral against the obligation to return cash collateral arising from derivative instruments executed with the same counterparty under a master netting arrangement.
     Certain derivative instruments, primarily forward sales of mortgage loans, are utilized by the Company in its efforts to manage risk of loss associated with its mortgage loan commitments and mortgage loans held for sale. Prior to closing and funding certain single-family residential mortgage loans, an interest rate locked commitment is generally extended to the borrower. During the period from commitment date to closing date, the Company is subject to the risk that market rates of interest may change. If market rates rise, investors generally will pay less to purchase such loans resulting in a reduction in the gain on sale of the loans or, possibly, a loss. In an effort to mitigate such risk, forward delivery sales commitments are executed, under which the Company agrees to deliver whole mortgage loans to various investors. The interest rate locked commitments and forward sales commitments are recorded at fair value, with changes in fair value recorded in current period earnings. The interest rate locked commitments and forward sales commitments are recorded at fair value, and, pursuant to FASB ASC Topic No. 825, “Financial Instruments,” effective July 1, 2010, the Company elected to carry newly originated closed loans held for sale at fair value. Changes in fair value relating to interest rate lock commitments, forward sale commitments, and loans held for sale are recorded in current period earnings.
     The table below summarizes the fair value of residential mortgage loans commitments, forward sales agreements, and loans held for sale:

	September 30,	December 31,
	2010	2009
	Fair Value
	(Dollars in Thousands)

Residential Mortgage Loan Commitments	$475	$(523)
Forward Sales Agreements	$(703)	$767
Loans Held for Sale Fair Value Adjustment (1)	$228	n/a

	Change in Fair Value for the
	Nine Months Ended September 30,
	2010	2009
	(Dollars in Thousands)

Residential Mortgage Loan Commitments	$998	$378
Forward Sales Agreements	(1,470)	(428)
Loans Held for Sale Fair Value Adjustment (1)	228	—

TOTAL CHANGE IN FAIR VALUE (2)	$(244)	$(50)

(1)	Pursuant to FASB ASC Topic No. 825 “Financial Instruments” effective July 1, 2010 the Company has elected to have residential real estate loans held for sale carried at fair value. At September 30, 2010 the amortized cost was $21.1 and the fair value was $21.3 million.

(2)	Changes in these fair values are recorded as a component of mortgage banking income.
NOTE 7 — FAIR VALUE MEASUREMENTS
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
Derivative Instruments
Derivatives
The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings. Although the Company has determined that the majority of the inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of September 30, 2010, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
Residential Mortgage Loan Commitments and Forward Sales Agreements
The fair value of the commitments and agreements are estimated using the anticipated market price based on pricing indications provided from syndicate banks. These commitments and agreements are categorized as Level 2.
Loans Held for Sale
Effective July 1, 2010, the Company elected to account for new originations of loans held for sale at fair value. Fair value is measured using quoted market prices when available. If quoted market prices are not available, comparable market values or a discounted cash flow analysis may be utilized. These assets are typically categorized as Level 2.
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
Mortgage Servicing Asset
The mortgage servicing asset is carried at amortized cost and is subject to impairment testing. A valuation model, which utilizes a discounted cash flow analysis encompassing interest rates and prepayment speed assumptions currently quoted for comparable instruments, is used for impairment analysis. If the valuation model reflects a value less than the carrying value, loan servicing rights are adjusted to fair value through a valuation allowance as determined by the model. As such, the Company classifies the mortgage servicing asset as Level 3.
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

     Assets and Liabilities Measured at Fair Value on a Recurring Basis are as follows:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Balance	(Level 1)	(Level 2)	(Level 3)
Description		September 30, 2010
	(Dollars in Thousands)
ASSETS
Trading Securities	$7,418	$7,418	$—	$—
Securities Available for Sale:
U.S. Treasury and Government Sponsored Enterprise	725	—	725	—
Agency Mortgage-Backed Securities	352,718	—	352,718	—
Agency Collateralized Mortgage Obligations	61,919	—	61,919	—
Private Mortgage-Backed Securities	11,489	—	—	11,489
State, County, and Municipal Securities	4,000	—	4,000	—
Single Issuer Trust Preferred Securities Issued by Banks and Insurers	3,299	—	—	3,299
Pooled Trust Preferred Securities Issued by Banks and Insurers	2,737	—	—	2,737
Derivative Instruments	16,901	—	16,901	—
Loans Held for Sale	21,321	—	21,321	—
LIABILITIES
Derivative Instruments	34,497	—	34,497	—

Description		December 31, 2009
		(Dollars in Thousands)
ASSETS
Trading Securities	$6,171	$6,171	$—	$—
Securities Available for Sale:
U.S. Treasury and Government Sponsored Enterprise	744	—	744	—
Agency Mortgage-Backed Securities	451,909	—	451,909	—
Agency Collateralized Mortgage Obligations	32,022	—	32,022	—
Private Mortgage-Backed Securities	14,289	—	—	14,289
State, County, and Municipal Securities	4,081	—	4,081	—
Single Issuer Trust Preferred Securities Issued by Banks and Insurers	3,010	—	—	3,010
Pooled Trust Preferred Securities Issued by Banks and Insurers	2,595	—	—	2,595
Derivative Instruments	5,525	—	5,525	—
LIABILITIES
Derivative Instruments	8,146	—	8,146	—
     There were no transfers between levels of the fair value hierarchy during the three and nine months ended September 30, 2010.

     The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and nine months ended September 30, 2010 and year ended December 31, 2009. These instruments were valued using pricing models and discounted cash flow methodologies.

	Securities Available for Sale
			Private
	Pooled Trust	Single Trust	Mortgage-
	Preferred	Preferred	Backed
	Securities	Securities	Securities	Total
	(Dollars in Thousands)
BALANCE AT JUNE 30, 2010	$2,786	$3,101	$12,680	$18,567

Gains and Losses (realized/unrealized)
Included in earnings	—	—	(7)	(7)
Included in Other Comprehensive Income	(38)	198	121	281
Purchases, issuances and settlements	(11)	—	(1,305)	(1,316)
Transfers in to Level 3	—	—	—	—

BALANCE AT SEPTEMBER 30, 2010	$2,737	$3,299	$11,489	$17,525

BALANCE AT JANUARY 1, 2009	$5,193	$—	$—	$5,193

Gains and Losses (realized/unrealized)
Included in earnings	(8,641)	—	(317)	(8,958)
Included in Other Comprehensive Income	6,138	808	5,170	12,116
Purchases, issuances and settlements	(95)	—	(6,078)	(6,173)
Transfers in to Level 3	—	2,202	15,514	17,716

BALANCE AT DECEMBER 31, 2009	$2,595	$3,010	$14,289	$19,894

Included in earnings	(112)	—	(157)	(269)
Included in Other Comprehensive Income	286	289	982	1,557
Purchases, issuances and settlements	(32)	—	(3,625)	(3,657)
Transfers in to Level 3	—	—	—	—

BALANCE AT SEPTEMBER 30, 2010	$2,737	$3,299	$11,489	$17,525

     Assets and liabilities measured at fair value on a non-recurring basis are as follows:

		Fair Value Measurements at Reporting Date Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other
		Identical	Observable
		Assets	Inputs	Significant
		(Level 1)	(Level 2)	Unobservable
				Inputs
Description	Balance	September 30, 2010		(Level 3)
		(Dollars in Thousands)

Impaired Loans	$21,608	$—	$—	$21,608
Other Real Estate Owned	9,011	—	4,434	4,577
Mortgage Servicing Asset	1,713	—	—	1,713

Description		December 31, 2009
		(Dollars in Thousands)

Impaired Loans	$16,680	$—	$—	$16,680
Loans Held For Sale	13,527	—	13,527	—
Other Real Estate Owned	3,994	—	1,134	2,860
Mortgage Servicing Asset	2,195	—	—	2,195
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

	September 30, 2010		December 31, 2009
	Book	Fair	Book	Fair
	Value	Value	Value	Value
	(Dollars In Thousands)		(Dollars In Thousands)
FINANCIAL ASSETS
Securities Held To Maturity (1)	$180,623	$184,152	$93,410	$93,438
Loans, Net of Allowance for Loan Losses (2)(5)	3,362,424	3,398,524	3,353,154	3,316,117

FINANCIAL LIABILITIES
Time Certificates of Deposits (3)	$766,303	$763,417	$917,781	$907,499
Federal Home Loan Bank Advances (3)	302,545	303,160	362,936	350,503
Federal Funds Purchased, Assets
Sold Under Repurchase Agreements, and other borrowings (3)	180,326	176,338	190,452	193,943
Subordinated Debentures (3)	30,000	24,888	30,000	27,529
Junior Subordinated Debentures (4)	61,857	64,780	61,857	52,888

(1)	The fair value values presented are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments and/or discounted cash flow analyses.

(2)	Fair value is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities or cash flows.

(3)	Fair value was determined by discounting anticipated future cash payments using rates currently available for instruments with similar remaining maturities.

(4)	Fair value was determined based upon market prices of securities with similar terms and maturities.

(5)	The book value of net loans excludes loans held for sale.
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

NOTE 8 — COMPREHENSIVE INCOME/(LOSS)
     Information on the Company’s comprehensive income/(loss), presented net of taxes, is set forth below for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30, 2010			Nine Months Ended September 30, 2010
	Pre Tax	Tax Expense	After Tax	Pre Tax	Tax Expense	After Tax
	Amount	(Benefit)	Amount	Amount	(Benefit)	Amount
	(Dollars in Thousands)			(Dollars in Thousands)
Change in Fair Value of Securities Available for Sale	$(2,354)	$(890)	$(1,464)	$5,176	$2,028	$3,148
Net Security(Gains)/Losses Reclassified into Earnings (1)	29	10	19	(190)	(55)	(135)

Net Change in Fair Value of Securities Available for Sale	(2,325)	(880)	(1,445)	4,986	1,973	3,013
Change in Fair Value of Cash Flow Hedges	(5,692)	(2,325)	(3,367)	(17,430)	(7,120)	(10,310)
Net Cash Flow Hedge Gains Reclassified into Earnings (2)	948	387	561	2,926	1,206	1,720

Net Change in Fair Value of Cash Flow Hedges	(4,744)	(1,938)	(2,806)	(14,504)	(5,914)	(8,590)
Amortization of Certain Costs Included in Net Periodic Retirement Costs	40	16	24 *	118	48	70 *

TOTAL OTHER COMPREHENSIVE LOSS	$(7,029)	$(2,802)	$(4,227)	$(9,400)	$(3,893)	$(5,507)

	Three Months Ended September 30, 2009			Nine Months Ended September 30, 2009
	Pre Tax	Tax (Expense)	After Tax	Pre Tax	Tax (Expense)	After Tax
	Amount	Benefit	Amount	Amount	Benefit	Amount
	(Dollars in Thousands)			(Dollars in Thousands)
Change in Fair Value of Securities Available for Sale	$6,163	$2,169	$3,994	$11,846	$4,076	$7,770
Net Security Losses Reclassified into Earnings (1)	5,141	2,100	3,041	5,440	2,222	3,218

Net Change in Fair Value of Securities Available for Sale	11,304	4,269	7,035	17,286	6,298	10,988
Change in Fair Value of Cash Flow Hedges	(2,534)	(1,035)	(1,499)	10,756	4,394	6,362
Net Cash Flow Hedge (Gains)/Losses Reclassified into Earnings (2)	97	40	57	(2,018)	(829)	(1,189)

Net Change in Fair Value of Cash Flow Hedges	(2,437)	(995)	(1,442)	8,738	3,565	5,173
Amortization of Certain Costs Included in Net Periodic Retirement Costs	(110)	(45)	(65)	(330)	(135)	(195)

Total Other Comprehensive Income	$8,757	$3,229	$5,528	$25,694	$9,728	$15,966

Cumulative Effect Accounting Adjustment (3)	—	—	—	(5,974)	(2,151)	(3,823)

TOTAL OTHER COMPREHENSIVE INCOME AS ADJUSTED	$8,757	$3,229	$5,528	$19,720	$7,577	$12,143

(1)	For the three months ended September 30, 2010 and September 30, 2009, net security losses represent pre-tax OTTI credit related losses of $7,000 and $5.1 million and gains/(losses) on sales of securities of $(22,000) for the three months ended September 30, 2010. There were no gains/losses on securities during the three months ended September 30, 2009. For the nine months ended September 30, 2010 and September 30, 2009, net security losses represent pre-tax OTTI credit related losses of $269,000 and $6.8 million and gains on sales of securities of $458,000 and $1.4 million, respectively.

(2)	Represents amortization of a realized but unrecognized gain, net of tax of $1.2 million and $1.3 million from the sale of interest rate swaps in June 2009, at September 30, 2010, and September 30, 2009, respectively. The gain is being recognized in earnings through December 2018, the original maturity date of the swap. This figure also represents amortization of the remaining balance of $103,000 of realized but unrecognized loss at September 30, 2009, net of tax, from the termination of an interest rate swap in March 2008, which was recognized in earnings through January 2010, the original maturity date of the interest rate swap.

(3)	Represents reclassifications of non credit related components of previously recorded OTTI pursuant to the adoption of the Investments — Debt and Equity Securities topic of the FASB ASC.
Accumulated Other Comprehensive Income (Loss), net of tax, is comprised of the following components:

	September 30,
	2010	2009

Unrealized gain(loss) on available for sale securities	$7,406	$5,793
Unrealized loss on cash flow hedge	(10,202)	(3,926)
Deferred gain on hedge accounting transactions	1,184	1,225
Net actuarial loss and prior service cost for pension and other post retirement benefit plans	(1,142)	(819)

TOTAL	$(2,754)	$2,273

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
     Although the Company believes that the expectations reflected in the Company’s forward-looking statements are reasonable, these statements involve risks and uncertainties that are subject to change based on various important factors (some of which are beyond the Company’s control). The following factors, among others, could cause the Company’s financial performance to differ materially from the Company’s goals, plans, objectives, intentions, expectations and other forward-looking statements:
•	a weakening in the strength of the United States economy in general and the strength of the regional and local economies within the New England region and Massachusetts, which could result in a deterioration of credit quality, a change in the allowance for loan losses, or a reduced demand for the Company’s credit or fee-based products and services;

•	adverse changes in the local real estate market could result in a deterioration of credit quality and an increase in the allowance for loan loss, as most of the Company’s loans are concentrated in eastern Massachusetts and Cape Cod, and to a lesser extent, Rhode Island, and a substantial portion of these loans have real estate as collateral;

•	the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve

System, could affect the Company’s business environment or affect the Company’s operations;

•	the effects of, any changes in, and any failure by the Company to comply with tax laws generally and requirements of the federal New Markets Tax Credit program in particular could adversely affect the Company’s tax provision and its financial results;

•	inflation, interest rate, market and monetary fluctuations could reduce net interest income and could increase credit losses;

•	adverse changes in asset quality could result in increasing credit risk-related losses and expenses;

•	changes in the deferred tax asset valuation allowance in future periods may adversely affect financial results;

•	competitive pressures could intensify and affect the Company’s profitability, including continued industry consolidation, the increased financial services provided by non-banks and banking reform;

•	a deterioration in the conditions of the securities markets could adversely affect the value or credit quality of the Company’s assets, the availability and terms of funding necessary to meet the Company’s liquidity needs, and the Company’s ability to originate loans and could lead to impairment in the value of securities in the Company’s investment portfolios, having an adverse effect on the Company’s earnings;

•	the potential need to adapt to changes in information technology could adversely impact the Company’s operations and require increased capital spending;

•	changes in consumer spending and savings habits could negatively impact the Company’s financial results;

•	acquisitions may not produce results at levels or within time frames originally anticipated and may result in unforeseen integration issues or impairment of goodwill and/or other intangibles;

•	new laws and regulations regarding the financial services industry including but not limited to, the Dodd-Frank Wall Street Reform & Consumer Protection Act, may have significant effects on the financial services industry in general, and/or the Company in particular, the exact nature and extent of which is uncertain;

•	changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) generally applicable to the Company’s business could adversely affect the Company’s operations; and

•	changes in accounting policies, practices and standards, as may be adopted by the regulatory agencies as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board, and other accounting standard setters could negatively impact the Company’s financial results.

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

Selected Quarterly Financial Data
     The selected consolidated financial and other data of the Company set forth below does not purport to be complete and should be read in conjunction with, and is qualified in its entirety by, the more detailed information, including the Consolidated Financial Statements and related notes, appearing elsewhere herein.

	Three Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,
	2010	2010	2010	2009	2009

	(Dollars in Thousands, Except Per Share Data)
FINANCIAL CONDITION DATA:
Securities available for sale	$436,887	$482,989	$473,515	$508,650	$546,125
Securities held to maturity	180,623	103,463	91,059	93,410	83,063
Loans	3,408,043	3,428,912	3,411,792	3,395,515	3,387,539
Allowance for loan losses	45,619	45,291	45,278	42,361	41,357
Goodwill and Core Deposit Intangibles	142,422	142,888	143,371	143,730	144,152
Total assets	4,703,791	4,740,975	4,547,207	4,482,021	4,434,003
Total deposits	3,617,158	3,679,873	3,473,853	3,375,294	3,280,976
Total borrowings	577,429	576,146	606,973	647,397	679,200
Stockholders’ equity	425,661	422,062	418,224	412,649	406,575
Non-performing loans	24,687	23,678	41,840	36,183	36,937
Non-performing assets	34,789	32,083	48,827	41,245	44,817

OPERATING DATA:
Interest income	$50,588	$51,319	$50,848	$52,883	$53,590
Interest expense	9,391	10,152	10,638	12,185	12,682
Net interest income	41,197	41,167	40,210	40,698	40,908
Provision for loan losses	3,500	6,931	4,650	4,424	4,443
Non-interest income	11,654	10,938	10,050	10,029	4,466
Non-interest expenses	34,540	34,929	33,588	34,648	32,304
Net income available to the common shareholder	11,145	8,030	9,227	9,100	6,841

PER SHARE DATA:
Net income — Basic	$0.53	$0.38	$0.44	$0.43	$0.33
Net income — Diluted	0.53	0.38	0.44	0.43	0.33
Cash dividends declared	0.18	0.18	0.18	0.18	0.18
Book value (1)	20.08	19.91	19.76	19.71	19.43

OPERATING RATIOS:
Return on average assets	0.95%	0.70%	0.84%	0.81%	0.61%
Return on average common equity	10.38%	7.60%	8.95%	8.75%	6.68%
Net interest margin (on a fully tax equivalent basis)	3.89%	3.96%	4.08%	3.96%	4.02%
Equity to assets	9.05%	8.90%	9.20%	9.21%	9.17%
Dividend payout ratio	34.26%	47.52%	41.28%	41.68%	55.43%

ASSET QUALITY RATIOS:
Non-performing loans as a percent of gross loans	0.72%	0.69%	1.23%	1.07%	1.09%
Non-performing assets as a percent of total assets	0.74%	0.68%	1.07%	0.92%	1.01%
Allowance for loan losses as a percent of total loans	1.34%	1.32%	1.33%	1.25%	1.22%
Allowance for loan losses as a percent of non-performing loans	184.79%	191.28%	108.22%	117.07%	111.97%

CAPITAL RATIOS:
Tier 1 leverage capital ratio	7.99%	7.86%	8.06%	7.87%	7.74%
Tier 1 risk-based capital ratio	10.35%	10.01%	10.02%	9.83%	9.64%
Total risk-based capital ratio	12.47%	12.11%	12.14%	11.92%	11.70%

(1)	Calculated by dividing total stockholders’ equity by the total outstanding shares as of the end of each period.

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
     As of September 30, 2010, the Company’s business lines continued to perform well and asset quality trends continued to improve. The following table shows key performance measures for the periods indicated, highlighting these positive results:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Diluted Earnings Per Share	$0.53	$0.33	$1.35	$0.43
Return on Average Assets	0.95%	0.61%	0.83%	0.26%
Return on Average Common Equity	10.38%	6.68%	8.98%	2.74%
Net Interest Margin	3.89%	4.02%	3.97%	3.86%
     The improvement in asset quality was marked by a significant decrease in net charge-offs, reduced early stage and total loan delinquencies, and stable levels of nonperforming loans. Total nonperforming assets were up modestly to 0.72% of total loans. The allowance for loan losses as a percentage of total loans continued to strengthen.
     The following graphs highlight certain trends regarding asset quality.

     The Company’s focus on the timely resolution of problem loans coupled with an experienced loan workout team has proven effective in resolving nonperforming loans expediently as shown in the table and graphs presented below:

	For the	For the
	Three	Nine
	Months	Months
	Ending	Ending
	September 30,	September 30,
Nonperforming Loans Reconciliation	2010	2010

	(Dollars in Thousands)
Nonperforming Loans Beginning Balance	$23,678	$36,183
New to Nonperforming	12,910	36,130
Loans Charged-Off	(3,172)	(11,823)
Loans Paid-Off	(3,803)	(17,749)
Loans Transferred to Other Real Estate Owned/Other Assets	(2,514)	(9,979)
Loans Restored to Accrual Status	(2,496)	(8,003)
Other	84	(72)

NONPERFORMING LOANS ENDING BALANCE	$24,687	$24,687

     The Company has consistently maintained strong loan loss reserves, prudently adding to their level despite the improvement in asset quality measures. As shown below, reserves as a percentage of total loans had remained well above the Company’s loan loss experience.

     The Company’s overall financial position is influenced by current economic conditions and the low interest rate environment:
•	Overall loan growth generally reflects the weak economy, with the following highlights:
o	Strong growth being generated in the commercial and industrial portfolio as the Bank continues to add high-quality corporate customers.

o	Home equity portfolio origination remains strong driven by refinancing volume and promotional campaigns.

o	Residential real estate portfolio balances declined as loans refinanced into longer-term, fixed-rate loans, which are not commonly held in portfolio by the Company.

o	Commercial real estate origination volumes maintained a healthy pace but total outstandings remained flat due to elevated levels of loan payoffs and workout activity.

o	Commercial construction portfolio declined as projects transitioned to permanent financing.
•	Residential for sale mortgage originations have grown significantly, improving non-interest income levels.

•	Deposits have grown significantly in 2010 as a result of the Company’s strategy to grow the municipal and commercial banking business. In addition, improving the deposit mix and focusing on lower cost core deposits has driven a steady decline in overall funding costs.

•	Excess cash generated by such deposit growth is currently being reinvested in highly liquid short-term assets, decreasing the Company’s net interest margins compared to prior periods.
     The Company continues to generate capital internally due to solid core earnings augmenting the Company’s sound capital position. The Company’s tangible common equity ratio is 6.64%, pro forma to include the tax deductibility of certain goodwill. Regulatory capital levels exceed prescribed thresholds, and the Company maintained a common stock dividend of $0.18 per share for the quarter ended September 30, 2010
The significant increase in earnings from the prior period is driven mainly by the following factors:
Net Interest Income
Although interest rates continue to decline, the Company has successfully managed its loans and deposits to maintain strong net interest income. The Company sustained strong growth in the home equity and commercial and industrial portfolios as the Company continued to add high-quality corporate customers, while cultivating a strong deposit base with rational pricing for customer retention as well as core deposit growth.
Provision for Loan Losses
Net charge-off activity has decreased. A continued focus on stabilizing and improving credit measures have resulted in a net charge-off amount of $3.2 million, or 0.37% on an annualized basis of average loans for the third quarter compared to $6.9 million or 0.81% for the quarter ending June 30, 2010. The provision for loan losses was $3.5 million and $6.9 million for the quarters ended September 30, 2010 and June 30, 2010, respectively.
Non-Interest Income
Non-interest income increased in both the three and nine months ended September 30, 2010 compared to September 30, 2009. Stabilizing securities portfolio performance is a key factor, resulting in a major reduction in impairment losses to $269,000 for the nine months ending September 30, 2010 compared to approximately $6.8 million for the nine months ending September 30, 2009.
Non-Interest Expense
Increases in salaries and employee benefits are the principal drivers behind the $2.2 million increase in non-interest expenses for the three months ending September 30, 2010 compared to the three months ending September 30, 2009 related to higher levels of sales commissions, incentive compensation and other benefits. However, year-to-date expenses were $4.1 million below the comparable period in the prior year as the latter included significant merger and acquisition expenses as well as a special Federal Deposit Insurance Corporation (“FDIC”) assessment not incurred in the current year.
In addition, the Company’s involvement in the U.S. Treasury Capital Purchase Program in the first half of 2009 resulted in a preferred stock dividend of approximately $5.7 million for the nine months ended September 30, 2009, further reducing net income available to common shareholders in that period.
     All of the above factors have resulted in significantly improved net income results compared to prior periods. In addition, the following table summarizes the impact of non-core items recorded for the time periods indicated below and reconciles them to the most comparable amounts calculated in accordance with GAAP:

	Three Months Ended September 30,
	Net Income
	Available to Common		Diluted
	Shareholders		Earnings Per Share
	2010	2009	2010	2009

	(Dollars in Thousands)
AS REPORTED (GAAP)
Net Income	$11,145	$6,841	$0.53	$0.33
Preferred Stock Dividend	—	—	—	—

Net Income available to Common Shareholders (GAAP)	$11,145	$6,841	$0.53	$0.33
Non-GAAP Measures:
Non-Interest Income Components
Net Gain/Loss on Sale of Securities, net of tax	13	—	—	—
Non-Interest Expense Components				—
Merger & Acquisition Expenses, net of tax	—	27	—	—

TOTAL IMPACT OF NON-CORE ITEMS	13	27	—	—

AS ADJUSTED (NON-GAAP)	$11,158	$6,868	$0.53	$0.33

	Nine Months Ended September 30,
	Net Income
	Available to Common		Diluted
	Shareholders		Earnings Per Share
	2010	2009	2010	2009

	(Dollars in Thousands)
AS REPORTED (GAAP)
Net Income	$28,402	$13,888	$1.35	$0.72
Preferred Stock Dividend	—	5,698	—	0.30

Net Income available to Common Shareholders (GAAP)	$28,402	$8,190	$1.35	$0.43
Non-GAAP Measures:
Non-Interest Income Components
Net Gain/Loss on Sale of Securities, net of tax	(271)	(880)	(0.01)	(0.05)
Gain Resulting from Early Termination of Hedging Relationship, net of tax	—	(2,456)	—	(0.13)
Non-Interest Expense Components
Merger & Acquisition Expenses, net of tax	—	9,706	—	0.50
Fair Value Mark on a Terminated Hedging Relationship, net of tax	328	—	0.01	—
Deemed Preferred Stock Dividend	—	4,384	—	0.22

TOTAL IMPACT OF NON-CORE ITEMS	57	10,754	0.00	0.55

AS ADJUSTED (NON-GAAP)	$28,459	$18,944	$1.35	$0.98

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
     There have been no material changes in critical accounting policies during the third quarter of 2010. Please refer to the 2009 Form 10-K for a complete listing of critical accounting policies.
FINANCIAL POSITION
     Loan Portfolio Total loans increased by $12.5 million, or 0.4%, for the period ended September 30, 2010 as compared to the amount of total loans at December 31, 2009. Loan growth achieved was concentrated in the commercial and industrial and home equity categories. This loan growth was offset by a continued decline in the residential real estate and commercial construction lending categories. Commercial real estate origination volumes maintained a healthy pace but the amount of total outstanding loans remained flat due to elevated levels of loan payoffs. Total commercial loans (including small business loans) now represent 67.6% of the total loan portfolio.
     The Bank’s commercial real estate portfolio, the Bank’s largest portfolio, is diversified with loans secured by a variety of property types, such as owner-occupied and non-owner-occupied commercial, retail, office, industrial, and warehouse facilities as well as other special purpose properties, such as hotels, motels, restaurants, golf courses, and healthcare-related properties. Commercial real estate also includes loans secured by certain residential-related property types including multi-family apartment buildings, residential development tracts and, to a lesser extent, condominiums. The following pie chart shows the diversification of the commercial real estate portfolio as of September 30, 2010:

     The Bank considers a concentration of credit to a particular industry to exist when the aggregate credit exposure to a borrower, an affiliated group of borrowers, or a non-affiliated group of borrowers engaged in one industry exceeds 10% of the Bank’s loan portfolio which includes direct, indirect or contingent obligations. As of September 30, 2010, loans made by the Company to the industry concentration of lessors of non-residential buildings constituted 13.9% of the Company’s total loan portfolio.
     The Bank does not originate sub-prime real-estate loans as a line of business.
     Asset Quality The Bank actively manages all delinquent loans in accordance with formally documented policies and established procedures. In addition, the Company’s Board of Directors reviews delinquency statistics, by loan type, on a monthly basis.
     Troubled Debt Restructurings In the course of resolving nonperforming loans, the Bank may choose to restructure the contractual terms of certain loans. The Bank attempts to work out an alternative payment schedule with the borrower in order to avoid foreclosure actions. Any loans that are modified are reviewed by the Bank to identify if a troubled debt restructuring (“TDR”) has occurred, which is when, for economic or legal reasons related to a borrower’s financial difficulties, the Bank grants a concession to the borrower that it would not otherwise consider. Terms may be modified to fit the ability of the borrower to repay in line with its current financial status and the restructuring of the loan may include the transfer of assets from the borrower to satisfy the debt, a modification of loan terms, or a combination of the two. If such efforts by the Bank do not result in a satisfactory arrangement, the loan is referred to legal counsel, at which time foreclosure proceedings are initiated. At any time prior to a sale of the property at foreclosure, the Bank may and will terminate foreclosure proceedings if the borrower is able to work out a satisfactory payment plan.

     Loans that are considered to be TDRs are reported as a TDR by the Company at the time the loan is modified. In subsequent calendar years, the loan is reviewed to determine if the borrower is performing under modified terms and if the restructuring agreement specifies an interest rate greater than or equal to the rate the Bank was willing to accept at the time of the restructuring for a comparable new loan. The Company individually reviews all material loans to determine if a loan meets both of these criteria before removing the loan from TDR status. Smaller balance loans are removed from TDR status in a year subsequent to its initial restructure after a performance period of six months has been demonstrated.
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
     The following table shows the TDR loans on accrual and nonaccrual status as of the dates indicated:
Table 1 — Troubled Debt Restructured Loans

September 30, 2010
	TDRs on Accrual Status		TDRs on Nonaccrual Status		Total TDRs
	Number of	Balance of	Number of	Balance of	Number of	Balance of
	Loans	Loans	Loans	Loans	Loans	Loans
	(Dollars in Thousands)		(Dollars in Thousands)		(Dollars in Thousands)
Commercial and Industrial	9	$118	1	$575	10	$693
Commercial Real Estate	13	14,066	2	387	15	14,453
Small Business	47	1,556	2	22	49	1,578
Residential Real Estate	20	6,811	7	2,500	27	9,311
Home Equity	3	222	2	187	5	409
Consumer — Other	103	1,510	2	44	105	1,554

TOTAL TDRs	195	$24,283	16	$3,715	211	$27,998

December 31, 2009
	TDRs on Accrual Status		TDRs on Nonaccrual Status		Total TDRs
	Number of	Balance of	Number of	Balance of	Number of	Balance of
	Loans	Loans	Loans	Loans	Loans	Loans
	(Dollars in Thousands)		(Dollars in Thousands)		(Dollars in Thousands)
Commercial Real Estate	4	$3,414	—	$—	4	$3,414
Small Business	9	690	—	—	9	690
Residential Real Estate	16	5,009	10	3,376	26	8,385
Home Equity	1	48	1	122	2	170
Consumer — Other	67	1,323	—	—	67	1,323

TOTAL TDRs	97	$10,484	11	$3,498	108	$13,982

     The amount of additional commitments to lend funds to borrowers who have been parties to a TDR was $1.2 million at September 30, 2010 and the amount of specific reserve on TDR loans is $1.3 million.
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
     The following table sets forth a summary of certain delinquency information as of the dates indicated:
Table 2 — Summary of Delinquency Information

	At September 30, 2010						At December 31, 2009
	30-59 days		60-89 days		90 days or more		30-59 days		60-89 days		90 days or more
	Number	Principal	Number	Principal	Number	Principal	Number	Principal	Number	Principal	Number	Principal
	of Loans	Balance	of Loans	Balance	of Loans	Balance	of Loans	Balance	of Loans	Balance	of Loans	Balance
	(Dollars in Thousands)						(Dollars in Thousands)
Commercial and Industrial	11	$869	6	$589	17	$3,442	22	$3,519	8	$2,182	18	$3,972
Commercial Real Estate	12	4,480	4	4,030	28	5,980	22	5,803	8	6,163	43	16,875
Commercial Construction	1	589	4	2,614	—	—	—	—	—	—	—	—
Small Business	30	709	11	539	23	428	34	945	13	163	21	419
Residential Real Estate	9	1,401	7	1,612	18	4,070	11	2,815	12	2,431	22	5,130
Home Equity	21	1,243	9	497	11	1,074	26	1,956	7	303	14	876
Consumer — Other	351	2,727	72	450	73	526	480	3,899	46	759	47	509

TOTAL	435	$12,018	113	$10,331	170	$15,520	595	$18,937	94	$12,001	165	$27,781

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
     Nonperforming Assets Nonperforming assets are comprised of nonperforming loans, nonperforming securities, Other Real Estate Owned (“OREO”) and other assets. Nonperforming loans consist of nonaccrual loans and certain loans that are more than 90 days past due but still accruing interest. Nonperforming securities consist of securities that are on nonaccrual status. OREO includes properties held by the Bank as a result of foreclosure or by acceptance of a deed in lieu of foreclosure. As of September 30, 2010, nonperforming assets totaled $34.8 million, a decrease of $6.4 million from December 31, 2009. The decrease in nonperforming assets is attributable mainly to decreases in nonperforming loans in the commercial real estate category. Nonperforming assets represented 0.74% of total assets at September 30, 2010, as compared to 0.92% at December 31, 2009. The Bank had nineteen properties held as OREO at both September 30, 2010 and December 31, 2009, totaling $9.0 million and $4.0 million, respectively. At September 30, 2009 the Bank had eighteen properties, totaling $6.5 million held as OREO.
     Repossessed automobile loan balances continue to be classified as nonperforming loans and not as other assets, because the borrower has the potential to satisfy the obligation within twenty days from the date of repossession (before the Bank can schedule disposal of the collateral). The borrower can redeem the property by payment in full at any time prior to the property’s disposal by the Bank. Repossessed automobile loan balances amounted to $281,000 as of September 30, 2010, $198,000 at December 31, 2009 and $425,000 at September 30, 2009.
     The following table sets forth information regarding nonperforming assets held by the Company at the dates indicated:
Table 3 — Nonperforming Assets / Loans

	September 30,	December 31,	September 30,
	2010	2009	2009

	(Dollars in Thousands)
Loans past due 90 days or more but still accruing
Consumer	$216	$292	$303

Total	$216	$292	$303

Loans accounted for on a nonaccrual basis (1)
Commercial and Industrial	$4,417	$4,205	$3,744
Small Business	909	793	969
Commercial Real Estate	8,966	18,525	18,511
Residential Real Estate	7,863	10,829	11,625
Consumer — Home Equity	1,881	1,166	1,237
Consumer — Other	435	373	548

Total	$24,471	$35,891	$36,634

TOTAL NONPERFORMING LOANS	$24,687	$36,183	$36,937

Nonaccrual Securities	$1,017	$920	$1,134
Other Assets in Possession	74	148	255
Other Real Estate Owned	9,011	3,994	6,491

TOTAL NONPERFORMING ASSETS	$34,789	$41,245	$44,817

Nonperforming Loans as a Percent of Gross Loans	0.72%	1.07%	1.09%

Nonperforming Assets as a Percent of Total Assets	0.74%	0.92%	1.01%

Restructured Accruing Loans	$24,283	$10,484	$6,378

(1)	There were $3.7 milion, $3.5 million, and $3.7 million of restructured, nonaccruing loans at September 30, 2010, December 31, 2009, and September 30, 2009, respectively.
     Potential problem commercial loans are those which are not included in nonaccrual or nonperforming loans and which are not considered TDRs, but where known information about possible credit problems of the borrowers causes management to have concerns as to the ability of such borrowers to comply with present loan repayment terms. The table below shows the potential problem commercial loans at the time periods indicated:

Table 4 — Potential Problem Commercial Loans

	September 30,	December 31,
	2010	2009

	(Dollars in Thousands)
Number of Loan Relationships	66	102
Aggregate Oustanding Balance	$119,783	$122,140
     At September 30, 2010 and December 31, 2009, these potential problem loans continued to perform with respect to payments. Management actively monitors these loans and strives to minimize any possible adverse impact to the Bank.
     See the table below for interest income that was recognized or collected on the nonaccrual loans as of the dates indicated:
Table 5 — Interest Income Recognized/Collected on
Nonaccrual / Troubled Debt Restructured Loans

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

	(Dollars in Thousands)		(Dollars in Thousands)

Interest Income that Would Have Been Recognized, if Nonaccruing Loans at Their Respective Dates Had Been Performing	$638	$321	$2,160	$2,018

Interest Income Recognized on Troubled Debt Restructured Accruing Loans at Their Respective Dates	328	126	1,006	244

Interest Collected on these Nonaccrual and Troubled Debt Restructured Loans and Included in Interest Income	$376	$149	$1,278	$260
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
     At September 30, 2010, impaired loans included all commercial real estate loans and commercial and industrial loans on nonaccrual status, TDRs, and other loans that have been categorized as impaired. Total impaired loans at September 30, 2010 and December 31, 2009 were $41.5 million and $39.2 million, respectively.
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
     The Company holds six collateralized debt obligation securities (“CDOs”) comprised of pools of trust preferred securities issued by banks and insurance companies, which are currently deferring interest payments on certain tranches within the bonds’ structure, including the tranches held by the Company. The bonds are anticipated to continue to defer interest as permitted within the terms of the bonds indenture until cash flows are sufficient to satisfy certain collateralization levels designed to protect the more senior tranches. As a result, the Company has placed these securities on nonaccrual status and has reversed any previously accrued income related to these securities.
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
     As of September 30, 2010, the allowance for loan losses totaled $45.6 million, or 1.34% of total loans as compared to $42.4 million, or 1.25% of total loans, at December 31, 2009. The increase in allowance was due to a combination of factors including changes in asset quality and organic loan growth.
     The following table summarizes changes in the allowance for loan losses and other selected statistics for the periods presented:

Table 6 — Summary of Changes in the Allowance for Loan Losses

	Three Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,
	2010	2010	2010	2009	2009

	(Dollars in Thousands)
AVERAGE LOANS	$3,430,372	$3,422,101	$3,403,909	$3,389,219	$3,375,581

Allowance for Loan Losses, Beginning of Period	$45,291	$45,278	$42,361	$41,357	$40,068
Charged-Off Loans:
Commercial and Industrial	1,489	1,837	531	614	1,243
Small Business	549	858	331	388	821
Commercial Real Estate	851	1,804	199	518	—
Residential Real Estate	51	321	139	149	379
Commercial Construction	—	1,716	—	621	—
Consumer —Home Equity	24	289	242	632	301
Consumer —Other	515	469	582	776	730

Total Charged-Off Loans	3,479	7,294	2,024	3,698	3,474

Recoveries on Loans Previously Charged-Off:
Commercial and Industrial	60	21	4	18	2
Small Business	34	57	80	61	59
Commercial Real Estate	—	—	1	—	—
Residential Real Estate	26	28	4	—	—
Commercial Construction	—	—	—	—	—
Consumer — Home Equity	63	55	8	33	3
Consumer — Other	124	215	194	166	256

Total Recoveries	307	376	291	278	320

Net Loans Charged-Off:
Commercial and Industrial	1,429	1,816	527	596	1,241
Small Business	515	801	251	327	762
Commercial Real Estate	851	1,804	198	518	—
Residential Real Estate	25	293	135	149	379
Commercial Construction	—	1,716	—	621	—
Consumer — Home Equity	(39)	234	234	599	298
Consumer — Other	391	254	388	610	474

Total Net Loans Charged-Off	3,172	6,918	1,733	3,420	3,154

Provision for Loan Losses	3,500	6,931	4,650	4,424	4,443

TOTAL ALLOWANCES FOR LOAN LOSSES, END OF PERIOD	$45,619	$45,291	$45,278	$42,361	$41,357

Net Loans Charged-off as a Percent of Average Total Loans (Annualized)	0.37%	0.81%	0.21%	0.40%	0.37%
Total Allowance for Loan Losses as a Percent of Total Loans	1.34%	1.32%	1.33%	1.25%	1.22%
Total Allowance for Loan Losses as a Percent of Nonperforming Loans	184.79%	191.28%	108.22%	117.07%	111.97%
Net Loans Charged-Off as a Percent of Allowance for Loan Losses (Annualized)	27.59%	61.3%	15.5%	32.03%	30.26%
Recoveries as a Percent of Charge-Offs (Annualized)	8.82%	5.15%	14.38%	7.52%	9.21%
     The allowance for loan losses is allocated to various loan categories as part of the Bank’s process of evaluating the adequacy of the allowance for loan losses. During the third quarter, allocated allowance amounts increased slightly to $45.6 million at September 30, 2010.
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
Table 7 — Summary of Allocation of the Allowance for Loan Losses

	September 30, 2010		December 31, 2009
		Percent of		Percent of
		Loans		Loans
	Allowance	In Category	Allowance	In Category
Allocated Allowances:	Amount	To Total Loans	Amount	To Total Loans
	(Dollars in Thousands)
Commercial and Industrial	$9,664	12.9%	$7,545	11.0%
Commercial Real Estate	21,612	48.2%	19,451	47.5%
Small Business	3,629	2.3%	3,372	2.4%
Residential Real Estate	3,029	14.8%	2,840	16.4%
Real Estate Construction	2,364	4.4%	2,457	5.5%
Home Equity	3,478	15.1%	3,945	13.9%
Consumer — Other	1,843	2.3%	2,751	3.3%

TOTAL ALLOWANCE FOR LOAN LOSSES	$45,619	100.0%	$42,361	100.0%

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
     Amounts of allowance may also be assigned to individual loans on the basis of loan impairment. Certain loans are evaluated individually and are judged to be impaired when management believes it is probable that the Bank will not collect all of the contractual interest and principal payments as scheduled in the loan agreement. Under this method, loans are selected for evaluation based upon a change in internal risk rating, occurrence of delinquency, loan classification, loan modifications meeting the definition of a TDR, or nonaccrual status. A specific allowance amount is allocated to an individual loan when such loan has been deemed impaired and when the amount of a probable loss is able to be estimated. Estimates of loss may be determined by: (a) the present value of anticipated future cash flows or the loan’s observable fair market value, or (b) the fair value of collateral, if the loan is collateral dependent. However, for collateral dependent loans, the amount of the recorded investment in a loan that exceeds the fair value of the collateral is charged off against the allowance for loan losses in lieu of an allocation of a specific allowance amount when such an amount has been identified definitively as uncollectable. For Loans evaluated individually for impairment and the amount of specific allowance assigned to such loans totaled $41.5 million and $2.7 million, respectively, at September 30, 2010 and $39.2 million and $1.8 million respectively, at December 31, 2009.
     The Bank has also established and maintains a reserve for unfunded commitments that is reported as another liability on the company’s balance sheet. The reserve for unfunded commitments is maintained at a level that, in management’s judgment, is sufficient to absorb losses inherent in unfunded commitments as of the balance sheet date. Additions to the reserve for unfunded lending commitments are made by changes to the provision for unfunded lending commitments.
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
     At September 30, 2010, the reserve for unfunded commitments was $448,000, compared to $414,000 at December 31, 2009.

     Goodwill and Identifiable Intangible Assets Goodwill and Identifiable Intangible Assets were $142.4 million and $143.7 million at September 30, 2010 and December 31, 2009, respectively.
     Securities Trading assets increased by $1.2 million at September 30, 2010 to $7.4 million, as compared to December 31, 2009, due to funding by the Company to Rabbi Trusts related to the Company’s executive retirement plans in the amount of $1.1 million. Available for sale and held to maturity securities increased by $15.5 million, or 2.6%, at September 30, 2010 as compared to December 31, 2009. The ratio of securities to total assets as of September 30, 2010 was 13.3%, compared to 13.6% at December 31, 2009. During the third quarter the Company purchases consisted of short duration agency mortgage backed securities.
     The Company continually reviews investment securities for the presence of OTTI. Further analysis of the Company’s other-than-temporary impairment (“OTTI”) can be found in Note 3 “Securities” within the Condensed Notes to the Unaudited Consolidated Financial Statements.
     Federal Home Loan Bank Stock The Company held an investment in Federal Home Loan Bank of Boston (“FHLBB”) of $35.9 million at both September 30, 2010 and December 31, 2009. The FHLBB is a cooperative that provides services to its member banking institutions. The primary reason for joining the FHLBB was to obtain funding from the FHLBB. The purchase of stock in the FHLBB is a requirement for a member to gain access to funding. The Company purchases FHLBB stock proportional to the volume of funding received and views the purchases as a necessary long-term investment for the purposes of balance sheet liquidity and not for investment return.
     The FHLBB has not declared any dividends since the fourth quarter of 2008, as the FHLBB’s board of directors have continued to focus on building retained earnings while delivering core solutions of liquidity and longer-term funding to their members. The FHLBB also continued the moratorium on excess stock repurchases that was put into effect during 2008. The Company reviewed recent public filings and rating agencies analysis which showed acceptable ratings, a capital position which exceeds all required capital levels, and other factors, which were considered by the Company’s management when determining if an OTTI exists with respect to the Company’s investment in FHLBB. The FHLBB reported net income for the third quarter of 2010 of $41.3 million, a $146.8 million increase from a net loss of $105.4 million in the third quarter of 2009. The increase was primarily due to a $168.3 million decrease in the credit-related OTTI charges recorded by the FHLBB in the prior year. As a result of the Company’s review for OTTI, management deemed the investment in the FHLBB stock not to be OTTI as of September 30, 2010 and management will continue to monitor it closely. There can be no assurance as to the outcome of management’s future evaluation of the Company’s investment in the FHLBB.
     Bank Owned Life Insurance Bank Owned Life Insurance (“BOLI”) increased by $2.5 million, or 3.2% to $81.8 million at September 30, 2010, compared to $79.3 million at December 31, 2009. Revenue recognized related to these policies was $901,000 and $2.4 million for the three and nine month periods ended September 30, 2010, a slight increase, compared to the year ago period. The Company uses these tax exempt insurance contracts as a vehicle to defray the cost of employee benefits. The Company performs pre-purchase and ongoing risk assessments as part of its BOLI program and presents such an assessment to the Board of Directors no less than annually.
     Deposits Total deposits of $3.6 billion increased 7.2% at September 30, 2010 compared to $3.4 billion at December 31, 2009 as a result of strong growth in commercial deposits and management’s strategy to grow the municipal banking business. The Company continued its focus on core deposits, which increased $393.3 million, or 16.0%, since December 31, 2009, representing 78.8% of total deposits at September 30, 2010. Management is focused on improving deposit mix and in controlling the cost of deposits as reflected in the 37 basis point decrease of the cost of funds to 0.62% at the nine months ended September 30, 2010 compared to 0.99% at the twelve months ended December 31, 2009.
     Borrowings Total borrowings decreased $70.0 million, or 10.8%, from December 31, 2009 to $577.4 million at September 30, 2010, primarily due to deposit growth.
     Stockholders’ Equity Stockholders’ equity as of September 30, 2010 totaled $425.7 million, as compared to $412.6 million at December 31, 2009.
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
     The Company reported net income available to the common shareholders of $11.1 million, an increase of $4.3 million, for the three months ended September 30, 2010 as compared to the same period in 2009. On a diluted earnings per share basis the Company reported earnings of $0.53 for the three months ended September 30, 2010, compared to $0.33 for the three months ended September 30, 2009. Net income available to the common shareholder was $28.4 million for the nine months ended September 30, 2010 as compared to $8.2 million for the nine months ended September 30, 2009. On a diluted earnings per share basis the Company reported earnings of $1.35 for the nine months ended September 30, 2010, compared to earnings per share of $0.43 for the nine months ended September 30, 2009. The nine months ending September 30, 2009 includes the effect of a preferred stock dividend associated with the Company’s participation in the U.S. Treasury Capital Purchase Program. There were no preferred stock dividends in 2010.
     The fluctuations in the Company’s results comparing the quarters ending September 30, 2010 and 2009, were due to the following:

•	A decrease in provision for loan losses, as a result of improving and stabilizing credit measures.

•	Increase in wealth management income as a reflection of improved stock market performance and new business generation.

•	Unprecedented low rate environment providing significant increased volume and mortgage banking income.

•	Stabilizing securities performance, resulting in a quarterly impairment charge of only $7,000 for the quarter ending September 30, 2010 compared to a $5.1 million impairment charge for the quarter ending September 30, 2009.
     Net Interest Income The amount of net interest income is affected by changes in interest rates and by the volume and mix of interest earning assets and interest bearing liabilities.
     On a fully tax equivalent basis, net interest income for the third quarter of 2010 increased $301,000, or 0.7%, to $41.4 million, as compared to the third quarter of 2009. The Company’s net interest margin was 3.89% for the quarter ended September 30, 2010 as compared to 4.02% for the quarter ended September 30, 2009. The Company’s interest rate spread (the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities) was 3.66% and 3.72% for the third quarter of 2010 and 2009, respectively.
     The decline in the net interest margin is primarily the result of excess cash generated by deposit growth being reinvested in relatively low yielding highly liquidity short-term investments. Loan and security yields have declined compared to the prior periods due to run-off and repricing of higher yielding loans and securities. Somewhat mitigating the impact of lower asset yields, cost of funds have also declined due to growth in lower-cost non-maturity deposits and a reduction in outstanding borrowings.
     The following tables present the Company’s daily average balances, net interest income, interest rate spread, and net interest margin for the three and nine months ending September 30, 2010 and September 30, 2009. For purposes of the table and the following discussion, income from interest-earning assets and net interest income are presented on a fully-taxable equivalent basis by adjusting income and yields earned on tax-exempt interest received on securities and loans, to make them equivalent to income and yields on fully-taxable earning assets. The fully-taxable equivalent was calculated using the statutory tax rate:

Table 8 — Average Balance, Interest Earned/Paid & Average Yields

	Three Months Ended September 30,
	2010			2009
		Interest			Interest
	Average	Earned/	Yield/	Average	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollar in Thousands)
INTEREST-EARNING ASSETS
Interest Earning Deposits with Banks, Federal Funds Sold, and Short Term Investments	$200,862	$135	0.27%	$4,060	$4	0.39%
SECURITIES
Trading Assets	7,257	61	3.33%	22,941	109	1.89%
Taxable Investment Securities	561,240	5,618	3.97%	620,183	7,317	4.68%
Non-taxable Investment Securities (1)	15,953	277	6.89%	20,373	336	6.54%

TOTAL SECURITIES	584,450	5,956	4.04%	663,497	7,762	4.64%
LOANS HELD FOR SALE	15,738	174	4.39%	15,831	169	4.24%
LOANS
Commercial and Industrial	440,539	5,211	4.69%	361,809	4,395	4.82%
Commercial Real Estate	1,641,627	23,602	5.70%	1,524,246	23,083	6.01%
Commercial Construction	148,151	1,792	4.80%	205,653	2,537	4.89%
Small Business	80,740	1,221	6.00%	85,370	1,305	6.06%

TOTAL COMMERCIAL	2,311,057	31,826	5.46%	2,177,078	31,320	5.71%
Residential Real Estate	525,003	6,174	4.67%	589,702	7,319	4.92%
Residential Construction	4,874	63	5.13%	15,077	228	6.00%
Consumer — Home Equity	507,308	4,914	3.84%	460,500	4,510	3.89%

TOTAL CONSUMER REAL ESTATE	1,037,185	11,151	4.27%	1,065,279	12,057	4.49%
TOTAL OTHER CONSUMER	82,130	1,593	7.70%	133,224	2,513	7.48%

TOTAL LOANS	3,430,372	44,570	5.15%	$3,375,581	45,890	5.39%

TOTAL INTEREST EARNING ASSETS	$4,231,422	$50,835	4.77%	4,058,969	$53,825	5.26%

CASH AND DUE FROM BANKS	55,357			67,156
FEDERAL HOME LOAN BANK STOCK	35,854			36,357
OTHER ASSETS	323,523			280,147

TOTAL ASSETS	$4,646,156			$4,442,629

INTEREST-BEARING LIABILITIES
DEPOSITS
Savings and Interest Checking Accounts	$1,220,073	$1,040	0.34%	$969,676	$1,246	0.51%
Money Market	757,154	1,058	0.55%	677,851	1,597	0.93%
Time Deposits	805,825	2,703	1.33%	948,596	4,603	1.93%

TOTAL INTEREST-BEARING DEPOSITS	$2,783,052	$4,801	0.68%	$2,596,123	$7,446	1.14%
BORROWINGS
Federal Home Loan Bank Borrowings	$302,610	$2,372	3.11%	$395,878	$2,901	2.91%
Federal Funds Purchased and Assets Sold
Under Repurchase Agreement	179,983	740	1.63%	184,181	857	1.85%
Junior Subordinated Debentures	61,857	931	5.97%	61,857	931	5.97%
Subordinated Debentures	30,000	547	7.23%	30,000	547	7.23%
Other Borrowings	2,602	—	0.00%	2,108	—	0.00%

TOTAL BORROWINGS	577,052	4,590	3.16%	674,024	5,236	3.08%

TOTAL INTEREST-BEARING LIABILITIES	$3,360,104	$9,391	1.11%	$3,270,147	$12,682	1.54%

DEMAND DEPOSITS	796,205			702,071
OTHER LIABILITIES	63,790			63,821

TOTAL LIABILITIES	$4,220,099			$4,036,039
STOCKHOLDERS’ EQUITY	426,057			406,590

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,646,156			$4,442,629

NET INTEREST INCOME		$41,444			$41,143

INTEREST RATE SPREAD (2)			3.66%			3.72%

NET INTEREST MARGIN (3)			3.89%			4.02%

Supplemental Information:
Total Deposits, including Demand Deposits	$3,579,257	$4,801		$3,298,194	$7,446
Cost of Total Deposits			0.53%			0.90%
Total Funding Liabilities, including Demand Deposits	$4,156,309	$9,391		$3,972,218	$12,682
Cost of Total Funding Liabilities			0.90%			1.27%

(1)	The total amount of adjustment to present interest income and yield on a fully tax-equivalent basis is $247 and $235 for the three months ended September 30, 2010 and September 30, 2009, respectively.

(2)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(3)	Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.
Certain amounts in prior year financial statement have been reclassified to conform to the current year’s presentation.

Table 9 — Average Balance, Interest Earned/Paid & Average Yields

	Nine Months Ended September 30,
	2010			2009
		Interest			Interest
	Average	Earned/	Yield/	Average	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollar in Thousands)
INTEREST-EARNING ASSETS
Interest Earning Deposits with Banks, Federal Funds Sold, and Short Term Investments	$138,319	$267	0.26%	$70,349	$272	0.52%
SECURITIES
Trading Assets	7,143	183	3.43%	13,278	178	1.79%
Taxable Investment Securities	562,422	18,093	4.30%	606,388	21,624	4.77%
Non-taxable Investment Securities (1)	17,582	936	7.12%	23,792	1,145	6.43%

TOTAL SECURITIES	587,147	19,212	4.37%	643,458	22,947	4.77%
LOANS HELD FOR SALE	10,204	390	5.11%	15,453	497	4.30%
LOANS
Commercial and Industrial	406,838	14,502	4.77%	324,847	11,673	4.80%
Commercial Real Estate	1,639,380	70,382	5.74%	1,367,234	62,230	6.09%
Commercial Construction	161,823	5,967	4.93%	194,558	7,113	4.89%
Small Business	81,506	3,639	5.97%	86,577	3,893	6.01%

TOTAL COMMERCIAL	2,289,547	94,490	5.52%	1,973,216	84,909	5.75%
Residential Real Estate	536,918	19,424	4.84%	533,394	20,288	5.09%
Residential Construction	7,146	276	5.16%	12,963	633	6.53%
Consumer — Home Equity	492,048	14,140	3.84%	440,398	12,947	3.93%

TOTAL CONSUMER REAL ESTATE	1,036,112	33,840	4.37%	986,755	33,868	4.59%
TOTAL OTHER CONSUMER	93,232	5,388	7.73%	146,781	8,079	7.36%

TOTAL LOANS	3,418,891	133,718	5.23%	$3,106,752	126,856	5.46%

TOTAL INTEREST EARNING ASSETS	$4,154,561	$153,587	4.94%	3,836,012	$150,572	5.25%

CASH AND DUE FROM BANKS	64,314			68,192
FEDERAL HOME LOAN BANK STOCK	35,854			32,051
OTHER ASSETS	310,992			276,960

TOTAL ASSETS	$4,565,721			$4,213,215

INTEREST-BEARING LIABILITIES
DEPOSITS
Savings and Interest Checking Accounts	$1,153,459	$3,521	0.41%	$892,383	$3,567	0.53%
Money Market	740,128	3,699	0.67%	621,424	5,006	1.08%
Time Deposits	845,631	9,005	1.42%	918,510	15,720	2.29%

TOTAL INTEREST-BEARING DEPOSITS	$2,739,218	$16,225	0.79%	$2,432,317	$24,293	1.34%
BORROWINGS
Federal Home Loan Bank Borrowings	$322,221	$7,196	2.99%	$418,386	$8,548	2.73%
Federal Funds Purchased and Assets Sold
Under Repurchase Agreement	182,456	2,391	1.75%	177,061	2,525	1.91%
Junior Subordinated Debentures	61,857	2,744	5.93%	61,857	2,819	6.09%
Subordinated Debentures	30,000	1,624	7.24%	30,000	1,625	7.24%
Other Borrowings	2,704	—	0.00%	1,996	—	0.00%

TOTAL BORROWINGS	599,238	13,955	3.11%	689,300	15,517	3.01%

TOTAL INTEREST-BEARING LIABILITIES	$3,338,456	$30,180	1.21%	$3,121,617	$39,810	1.71%

DEMAND DEPOSITS	750,895			635,943
OTHER LIABILITIES	53,622			56,015

TOTAL LIABILITIES	$4,142,973			$3,813,575
STOCKHOLDERS’ EQUITY	422,748			399,640

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,565,721			$4,213,215

NET INTEREST INCOME		$123,407			$110,762

INTEREST RATE SPREAD (2)			3.73%			3.54%

NET INTEREST MARGIN (3)			3.97%			3.86%

Supplemental Information:
Total Deposits, including Demand Deposits	$3,490,113	$16,225		$3,068,260	$24,293
Cost of Total Deposits			0.62%			1.06%
Total Funding Liabilities, including Demand Deposits	$4,089,351	$30,180		$3,757,560	$39,810
Cost of Total Funding Liabilities			0.99%			1.42%

(1)	The total amount of adjustment to present interest income and yield on a fully tax-equivalent basis is $833 and $766 for the nine months ended September 30, 2010 and September 30, 2009, respectively.

(2)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(3)	Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.
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
Table 10 — Volume Rate Analysis

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010 Compared to 2009			2010 Compared to 2009
	Change	Change		Change	Change
	Due to	Due to	Total	Due to	Due to	Total
	Rate (1)	Volume	Change	Rate	Volume	Change
	(Dollars in Thousands)
INCOME ON INTEREST-EARNING ASSETS:
INTEREST EARNING DEPOSITIS WITH BANKS, FEDERAL FUNDS SOLD AND SHORT TERM INVERSTMENTS	$(63)	$194	$131	$(268)	$263	$(5)
SECURIITIES:
Taxable Securities	(1,004)	(695)	(1,699)	(1,963)	(1,568)	(3,531)
Non-Taxable Securities (2)	14	(73)	(59)	90	(299)	(209)
Trading Assets	27	(75)	(48)	87	(82)	5

TOTAL SECURITIES	(963)	(843)	(1,806)	(1,786)	(1,949)	(3,735)
LOANS HELD FOR SALE	6	(1)	5	62	(169)	(107)
LOANS (2)(3)	(2,065)	745	(1,320)	(5,883)	12,745	6,862

TOTAL	$(3,085)	$95	$(2,990)	$(7,875)	$10,890	$3,015

EXPENSE OF INTEREST-BEARING LIABILITIES:
DEPOSITS:
Savings and Interest Checking Accounts	$(528)	$322	$(206)	$(1,090)	$1,044	$(46)
Money Market	(726)	187	(539)	(2,263)	956	(1,307)
Time Deposits	(1,207)	(693)	(1,900)	(5,468)	(1,247)	(6,715)

TOTAL INTEREST-BEARING DEPOSITS	(2,461)	(184)	(2,645)	(8,821)	753	(8,068)
BORROWINGS:
Federal Home Loan Bank Borrowings	$154	$(683)	$(529)	$613	$(1,965)	$(1,352)
Federal Funds Purchased and Assets Sold Under Repurchase Agreements	(97)	(20)	(117)	(211)	77	(134)
Junior Subordinated Debentures	—	—	—	(75)	—	(75)
Subordinated Debentures	—	—	—	(1)	—	(1)
Other Borrowings	—	—	—	—	—	—

TOTAL BORROWINGIS	57	(703)	(646)	326	(1,888)	(1,562)

TOTAL	$(2,404)	$(887)	$(3,291)	$(8,495)	$(1,135)	$(9,630)

CHANGE IN NET INTEREST INCOME	$(681)	$982	$301	$620	$12,025	$12,645

(1)	The changes for each category of interest income and expense are divided between the portion of change attributable to the variance in volume and the portion of the change attributable to the variances in rate for that category. The unallocated change in rate or volume variance has been allocated to the rate variances.

(2)	The total amount of the adjustment to present income and yield on a fully tax-equivalent basis is $247 and $235 for the three months ended September 30, 2010 and 2009, respectively, and $833 and $766 for the nine months ended September 30, 2010 and 2009, respectively. (3) Loans include portfolio loans, and nonperforming loans; however unpaid interest on nonaccrual loans has not been included for purposes of determining interest income.
     Provision For Loan Losses The provision for loan losses represents the charge to expense that is required to maintain an adequate level of allowance for loan losses. The provision for loan losses totaled $3.5 million and $15.1 million for the three and nine months ending September 30, 2010, respectively, compared with $4.4 million and $12.9 million for the comparable prior year periods, respectively. The Company’s allowance for loan losses, as a percentage of total loans, was 1.34% at September 30, 2010, as compared to 1.25% at December 31, 2009 and 1.22% at September 30, 2009. For the three and nine months ended September 30, 2010, net loan charge-offs totaled $3.2 million and $11.8 million, respectively, an increase of $18,000 and $3.2 million from the three and nine months ended September 30, 2009.

     The increase in the amount of the provision for loan losses is the result of a combination of factors including: shifting growth rates among various components of the Bank’s loan portfolio with differing facets of risk; continued challenges with respect to the economic environment, increases in specific allocations for impaired loans, and the level of loan delinquencies and nonperforming loans. While the total loan portfolio remained relatively consistent, as compared to the quarter ended September 30, 2009, growth among the commercial components of the loan portfolio outpaced growth among those consumer components, which exhibit different credit risk characteristics.
     Certain regional and local general economic conditions continued to show some signs of improvement during the third quarter of 2010, as measured in terms of employment levels, statewide economic activity, and other regional economic indicators. Local residential real estate market fundamentals were mixed in the third quarter, characterized by lower sales levels but relatively stable prices. Regional commercial real estate market indicators showed some signs of improvement; however certain submarkets within the Bank’s footprint continued to struggle with higher vacancy rates, declining rents, and negative net absorption. Despite some of the positive economic indicators, improvement is expected to be gradual and the economic environment should remain challenging for the remainder of 2010 and into next year.
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
     Non-Interest Income The following table sets forth information regarding non-interest income for the periods shown:
Table 11 — Non-Interest Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

	(Dollars In Thousands)
Service Charges on Deposit Accounts	$4,441	$4,613	$13,177	$12,518
Wealth Management	2,851	2,278	8,768	7,318
Mortgage Banking	1,469	425	3,091	3,578
Bank Owned Life Insurance	901	713	2,353	2,126
Net Gain/(Loss) on Sales of Securities	(22)	—	458	1,355
Gain Resulting from Early Termination of Hedging Relationship	—	—	—	3,778
Gross Change on Write-Down of Certain Investments to Fair Value	207	(5,108)	325	(7,384)
Less: Non-Credit Related Other-Than-Temporary Impairment	(214)	(33)	(594)	590

Net Loss on Write-Down of Certain Investments to Fair Value	(7)	(5,141)	(269)	(6,794)
Other Non-Interest Income	2,021	1,578	5,065	4,283

TOTAL	$11,654	$4,466	$32,643	$28,162

     Non-interest income increased by $7.2 million, or 161.0%, and by $4.5 million, or 15.9% during the three and nine months ended September 30, 2010, as compared to the same period in the prior year. The change in non-interest income is attributable to the following:

     Wealth management revenue increased by $573,000, or 25.2%, and $1.5 million, or 19.8% for the three and nine months ended September 30, 2010. This increase is mainly due to increases in assets under management. Assets under management at September 30, 2010 were $1.5 billion, an increase of $228.1 million, or 18.5%, as compared to the same period a year ago. The increase is due to the general increases in the stock market in these comparable periods and net new client asset flows.
     Mortgage banking income increased by $1.0 million, or 245.7%, and decreased by $487,000, or 13.6%, during the three and nine months ended September 30, 2010 as compared to the prior period. The three month changes are primarily due to increases in mortgage originations given the current low-rate environment.
     The Company recorded a loss on the sale of securities of $22,000 and a net gain on the sale of securities of $458,000 for the three and nine months ended September 30, 2010, respectively. The Company recorded a net gain of $1.4 million on the sale of securities, during nine months ended September 30, 2009.
     The Company recorded a $3.8 million gain resulting from the termination of an interest rate swap during the quarter ended June 30, 2009, mainly due to the repayment of certain borrowings and their associated hedge positions as a result of strong balance sheet liquidity. There were no gains resulting from the termination of interest rate swaps during the period ended September 30, 2010.
     The Company has deemed certain securities to be other-than-temporarily impaired. The Company recorded a total credit related impairment charge of $7,000 and $269,000 for the three and nine months ended September 30, 2010, as compared to $5.1 million and $6.8 million for the three and nine months ended September 30, 2009.
     Other non-interest income increased by $443,000, or 28.1%, and $782,000, or 18.3%, for the three and nine months ended September 30, 2010, as compared to the same period in 2009. The increases in the quarter are primarily due to commercial loan late charge fees of $104,000, trading asset gains of $82,000, swap income of $65,000, and gains on the sale of OREO of $57,000. The increases in the nine month period are primarily due to gains on sale of OREO of $244,000, commercial loan late charge fees of $141,000, and letters of credit fees of $64,000.
     Non-Interest Expense The following table sets forth information regarding non-interest expense for the periods shown:

Table 12- Non-Interest Expense

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

	(Dollars in Thousands)
Salaries and Employee Benefits	$19,792	$17,727	$56,662	$49,720
Occupancy and Equipment Expenses	3,839	3,985	12,068	11,826
Data Processing and Facilities Management	1,404	1,580	4,195	4,600
FDIC Assessment	1,352	1,267	3,944	5,655
Legal Fees	720	703	2,575	1,906
Advertising	469	232	1,699	1,427
Software Maintenance	497	484	1,460	1,393
Telephone	513	779	1,591	1,820
Consulting	803	474	1,600	1,416
Merger and Acquisition Expense	—	41	—	12,423
Other Non-Interest Expense	5,151	5,032	17,264	14,981

TOTAL	$34,540	$32,304	$103,058	$107,167

     Non-interest expense increased by $2.2 million, or 6.9%, and decreased by $4.1 million, or 3.8%, for the three and nine months ended September 30, 2010, as compared to the same period in 2009. The change in non-interest expense is attributable to the following:
     Salaries and employee benefits increased by $2.1 million, or 11.7%, and $6.9 million, or 14.0% for the three and nine months ended September 30, 2010, as compared to the same period in 2009. The increase in salaries and benefits is attributable to the addition of employees as a result of Ben Franklin acquisition in April 2009, incentive programs, increases in medical plan insurance and pension expense.
     Data processing and facilities management expense decreased by $176,000, or 11.1%, and by $405,000, or 8.8% for the three and nine months ended September 30, 2010, due primarily to cost containment and to a rebate received in the first quarter of 2010.
     The FDIC deposit insurance assessment increased by $85,000, or 6.7%, and decreased by $1.7 million, or 30.3%, for the three and nine months ended September 30, 2010, respectively. The decrease is primarily due to a special assessment of $2.1 million imposed to replenish the Deposit Insurance Fund during the second quarter of 2009.
     The Company incurred merger and acquisition expenses due to the Ben Franklin acquisition of $12.4 million for the nine months ended September 30, 2009.
     During the nine months ended September 30, 2010, the Company recorded the change in fair value of an interest rate swap that was previously hedging borrowings in the amount of $792,000. The Company terminated the swap during the second quarter 2010 as a result of management’s decision to pay down the underlying borrowings.
     Other non-interest expense increased by $449,000, or 5.8%, and $3.2 million, or 14.2% for the three and nine months ended September 30, 2010 as compared to the same periods in 2009. The increases quarter to date are primarily attributable to increases in advertising and consultant expenses. The increase for the nine months are primarily due to advertising, contributions, consultant, exams and audit fees, appraisals and in credit related loan workout and collection activities.
     Income Taxes For the quarter ending September 30, 2010 the Company recorded combined federal and state income tax provisions of $3.7 million. The effective tax rate for the quarter ending September 30, 2010 was 24.8%, and is positively impacted by the Company’s New Market Tax Credit allocation. A schedule showing the past and expected tax credit recognition by year is shown in the table below:
Table 13 — New Markets Tax Credit Recognition Schedule

											Total
Investment		2004 - 2008	2009	2010	2011	2012	2013	2014	2015	2016	Credits

(Dollars in Thousands)
2004	$15 M	$4,050	$900	$900	$—	$—	$—	$—	$—	$—	$5,850
2005	15 M	3,150	900	900	900	—	—	—	—	—	5,850
2007	38.2 M	3,820	1,910	2,292	2,292	2,292	2,292	—	—	—	14,898
2008	6.8 M	340	340	340	408	408	408	408	—	—	2,652
2009	10 M	—	500	500	500	600	600	600	600	—	3,900
2010	10 M	—	—	500	500	500	600	600	600	600	3,900
2010*	30 M			1,500	1,500	1,500	1,800	1,800	1,800	1,800	11,700

TOTAL	$125 M	$11,360	$4,550	$6,932	$6,100	$5,300	$5,700	$3,408	$3,000	$2,400	$48,750

*	As of September 30, 2010 the Company has $30.0 million related to these awards which has yet to be invested into a subsidiary. The Company anticipates investing the remaining $30.0 million throughout the remainder of 2010 and accordingly, it has been included in the Company’s calculation of its effective tax rate.
     To date the Company has been awarded a total of $125.0 million in tax credit allocation authority under the Federal New Markets Tax Credit Program. Tax credits are eligible to be recognized over a seven year period totaling 39% of the total award, as capital is invested into a subsidiary which will lend to qualifying businesses in low income communities. Accordingly, the Company will be eligible to receive aggregate tax credits totaling $48.8 million. The tax effect of all income and expense transactions is recognized by the Company in each year’s consolidated statements of income, regardless of the year in which the transactions are reported for income purposes.
     Return on Average Assets and Equity The annualized consolidated returns on average common equity and average assets for the three and nine months ended September 30, 2010 and 2009 were as follows:
Table 14 — Return on Average Equity and Assets

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Return on Average Equity	10.38%	6.68%	8.98%	2.74%
Return on Average Assets	0.95%	0.61%	0.83%	0.26%

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
     Market Risk Market risk is the sensitivity of income to changes in interest rates, foreign exchange rates, commodity prices and other market-driven rates or prices. The Company has no trading operations, with the exception of accounts managed by the Company’s investment management group within a trust to fund non-qualified executive retirement obligations and the Company has a $3.2 million equities portfolio at September 30, 2010. The equity positions are comprised of a fund whose objective is to invest in geographically specific private placement debt securities designed to support underlying economic activities such as community development and affordable housing.

     Interest-rate risk is the most significant non-credit risk to which the Company is exposed. Interest-rate risk is the sensitivity of income to changes in interest rates. Changes in interest rates, as well as fluctuations in the level and duration of assets and liabilities, affect net interest income, the Company’s primary source of revenue. Interest-rate risk arises directly from the Company’s core banking activities. In addition to directly impacting net interest income, changes in the level of interest rates can also affect the amount of loans originated, the timing of cash flows on loans and securities and the fair value of securities and derivatives as well as other effects.
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
     The Company quantifies its interest-rate exposures using net interest income simulation models, as well as simpler gap analysis, and Economic Value of Equity analysis. Key assumptions in these simulation analyses relate to behavior of interest rates and behavior of the Company’s deposit and loan customers. The most material assumptions relate to the prepayment of mortgage assets (including mortgage loans and mortgage-backed securities) and the life and sensitivity of non-maturity deposits (e.g. demand deposit accounts, negotiable order of withdrawal, savings, and money market). The risk of prepayment tends to increase when interest rates fall. Since future prepayment behavior of loan customers is uncertain, the resulting interest rate sensitivity of loan assets cannot be determined exactly.
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
     The Company’s policy on interest-rate risk simulation specifies that if interest rates were to shift gradually up or down 200 basis points, estimated net interest income for the subsequent 12 months should decline by less than 6.0%. Given the unusually low rate environment at September 30, 2010 the Company assumed a 100 basis point decline in interest rates, for certain points of the yield curve, in addition to the normal 200 basis point increase in rates. The Company was well within policy limits at September 30, 2010 and 2009.
The following table sets forth the estimated effects on the Company’s net interest income over a 12-month period following the indicated dates in the event of the indicated increases or decreases in market interest rates:

Table 15 — Interest Rate Sensitivity

	September 30,
	2010	2009

200 Basis Point Rate Increase	1.1%	(2.9%)
100 Basis Point Rate Decrease	0.1%	0.2%
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
     The most significant factors affecting market risk exposure of the Company’s net interest income during the third quarter of 2010 were (i) the shape of the U.S. Government securities and interest rate swap yield curves, (ii) the level of U.S. prime interest rate and LIBOR rates, and (iii) the level of rates being offered in the market for fixed rate financing.
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
     The parent of the Company, as a separately incorporated bank holding company, has no significant operations other than serving as the sole stockholder of the Bank. Its commitments and debt service requirement at September 30, 2010 consisted of $61.9 million in junior subordinated debentures, including accrued interest.
     The Company actively manages its liquidity position under the direction of the Asset/Liability Management Committee. Periodic review under prescribed policies and procedures is intended to ensure that the Company will maintain adequate levels of available funds. At September 30, 2010, the Company’s liquidity position was above policy guidelines. Management believes that the Bank has adequate liquidity available to respond to current and anticipated liquidity demands.
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
     The Company’s and the Bank’s actual capital amounts and ratios are also presented in the following table:
Table 16 — Company and Bank’s Capital Amounts and Ratios

	September 30, 2010
						To Be Well Capitalized
			For Capital			Under Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
			(Dollars in Thousands)
Company: (Consolidated)
Total capital (to risk weighted assets)	$433,092	12.47%	$277,884	≥	8.0%	N/A		N/A
Tier 1 capital (to risk weighted assets)	359,640	10.35	$138,942	≥	4.0	N/A		N/A
Tier 1 capital (to average assets)	359,640	7.99	180,086	≥	4.0	N/A		N/A
Bank:
Total capital (to risk weighted assets)	$417,396	11.96%	$279,107	≥	8.0%	$348,884	≥	10.0%
Tier 1 capital (to risk weighted assets)	343,755	9.85	$139,553	≥	4.0	$209,330	≥	6.0
Tier 1 capital (to average assets)	343,755	7.62	180,336	≥	4.0	225,420	≥	5.0

			December 31, 2009

Company: (Consolidated)
Total capital (to risk weighted assets)	$412,674	11.92%	$277,029	≥	8.0%	N/A		N/A
Tier 1 capital (to risk weighted assets)	340,313	9.83	138,515	≥	4.0	N/A		N/A
Tier 1 capital (to average assets)	340,313	7.87	172,897	≥	4.0	N/A		N/A
Bank:
Total capital (to risk weighted assets)	$398,890	11.49%	$277,699	≥	8.0%	$347,124	≥	10.0%
Tier 1 capital (to risk weighted assets)	326,529	9.41	138,850	≥	4.0	208,275	≥	6.0
Tier 1 capital (to average assets)	326,529	7.55	173,022	≥	4.0	216,278	≥	5.0
     On September 16, 2010 the Company’s Board of Directors declared a cash dividend of $0.18 per share, to stockholders of record as of the close of business on September 27, 2010. This dividend was paid on October 8, 2010. On an annualized basis, the dividend payout ratio amounted to 40.4%, based on net income available to the common shareholder of the trailing four quarters’ earnings.
     Off-Balance Sheet Arrangements There have been no material changes in off-balance sheet financial instruments during the third quarter of 2010. Please refer to the 2009 Form 10-K for a complete table of contractual obligations, commitments, contingencies and off-balance sheet financial instruments.
     Contractual Obligations, Commitments, and Contingencies There have been no material changes in contractual obligations, commitments, or contingencies during the third quarter of 2010. Please refer to the 2009 Form 10-K for a complete table of contractual obligations, commitments, contingencies, and off-balance sheet financial instruments.
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
     The Dodd-Frank Act will require publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizes the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.
     The Dodd-Frank Act creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. Banks and savings institutions with $10 billion or less in assets will continue to be examined for compliance with consumer laws by their primary bank regulators.
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
     Changes in Internal Controls over Financial Reporting. There were no changes in our internal control over financial reporting that occurred through the third quarter of 2010 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.
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
Item 3. Defaults Upon Senior Securities — None
Item 5. Other Information — None
Item 6. Exhibits
Exhibits Index

No.	Exhibit
3.(i)	Restated Articles of Organization, as adopted May 20, 2010, incorporated by reference to Form 8-K filed on May 24, 2010.

3.(ii)	Amended and Restated Bylaws of the Company, incorporated by reference to Form 8-K filed on May 24, 2010.

4.1	Specimen Common Stock Certificate, incorporated by reference to Form 10-K for the year ended December 31, 1992.

4.2	Specimen preferred Stock Purchase Rights Certificate, incorporated by reference to Form 8-A Registration Statement filed on November 5, 2001.

4.3	Indenture of Registrant relating the Junior Subordinated Debt Securities issued to Independent Capital Trust V is incorporated by reference to Form 10-K for the year ended December 31, 2006 filed on February 28, 2007.

4.4	Form of Certificate of Junior Subordinated Debt Security for Independent Capital Trust V (included as Exhibit A to Exhibit 4.9)

4.5	Amended and Restated Declaration of Trust for Independent Capital Trust V is incorporated by reference to Form 10-K for the year ended December 31, 2006 filed on February 28, 2007.

4.6	Form of Capital Security Certificate for Independent Capital Trust V (included as Exhibit A-1 to Exhibit 4.9).

No.	Exhibit
4.7	Guarantee Agreement relating to Independent Capital Trust V is incorporated by reference to Form 10-K for the year ended December 31, 2006 filed on February 28, 2007.

4.8	Forms of Capital Securities Purchase Agreements for Independent Capital Trust V is incorporated by reference to Form 10-K for the year ended December 31, 2006 filed on February 28, 2007.

4.9	Subordinated Debt Purchase Agreement between USB Capital Resources and Rockland Trust Company dated as of August 27, 2008 is incorporated by reference to Form 8-K filed on September 2, 2008.

4.10	Rockland Trust Company Employee Savings, Profit Sharing and Stock Ownership Plan incorporated by reference to Form S-8 filed on April 16, 2010.

4.11	Independent Bank Corp. 2010 Dividend Reinvestment and Stock Purchase Plan incorporated by reference to Form S-3 filed on August 24, 2010.

10.1	Independent Bank Corp. 1996 Non-Employee Directors’ Stock Option Plan incorporated by reference to Definitive Proxy Statement for the 1996 Annual Meeting of Stockholders filed on March 19, 1996.

10.2	Independent Bank Corp. 1997 Employee Stock Option Plan incorporated by reference to the Definitive Proxy Statement for the 1997 Annual Meeting of Stockholders filed on March 20, 1997.

10.3	Independent Bank Corp. 2005 Employee Stock Plan incorporated by reference to Form S-8 filed on July 28, 2005.

10.4	Renewal Rights Agreement dated as of September 14, 2000 by and between the Company and Rockland Trust, as Rights Agent, is incorporated by reference to Form 8-K filed on October 23, 2000.

10.5	Independent Bank Corp. Deferred Compensation Program for Directors (restated as amended as of December 1, 2000) is incorporated by reference to Form 10-K for the year ended December 31, 2000.

10.6	Master Securities Repurchase Agreement, incorporated by reference to Form S-1 Registration Statement filed on September 18, 1992.

10.7	Revised employment agreements between Christopher Oddleifson, Raymond G. Fuerschbach, Edward F. Jankowski, Jane L. Lundquist, Gerard F. Nadeau, Edward H. Seksay, and Denis K. Sheahan and the Company and/or Rockland Trust and a Rockland Trust Company amended and restated Supplemental Executive Retirement Plan dated November 20, 2008 are incorporated by reference to Form 8-K filed on November 21, 2008.

10.8	Specimen forms of stock option agreements for the Company’s Chief Executive and other executive officers are incorporated by reference to Form 8-K filed on December 20, 2005.

10.9	On-Site Outsourcing Agreement by and between Fidelity Information Services, Inc. and Independent Bank Corp., effective as of November 1, 2004 is incorporated by reference to Form 10-K for the year ended December 31, 2004 filed on March 4, 2005. Amendment to On-Site Outsourcing Agreement incorporated by reference to Form 8-K filed on May 7, 2008.

No.	Exhibit
10.10	New Markets Tax Credit program Allocation Agreement between the Community Development Financial Institutions Fund of the United States Department of the Treasury and Rockland Community Development with an Allocation Effective Date of September 22, 2004 is incorporated by reference to Form 8-K filed on October 14, 2004.

10.11	Independent Bank Corp. 2006 Non-Employee Director Stock Plan incorporated by reference to Form S-8 filed on April 17, 2006.

10.12	Independent Bank Corp. 2006 Stock Option Agreement for Non-Employee Director is incorporated by reference to Form 10-Q filed on May 9, 2006.

10.13	Independent Bank Corp. 2006 Restricted Stock Agreement for Non-Employee Director is incorporated by reference to Form 10-Q filed on May 9, 2006.

10.14	New Markets Tax Credit program Allocation Agreement between the Community Development Financial Institutions Fund of the United States Department of the Treasury and Rockland Community Development with an Allocation Effective Date of January 9, 2007 is incorporated by reference to Form 10-K for the year ended December 31, 2006 filed on February 28, 2007.

10.15	New Markets Tax Credit program Allocation Agreement between the Community Development Financial Institutions Fund of the United States Department of the Treasury and Rockland Community Development with an Allocation Effective Date of June 18, 2009 is incorporated by reference to the third quarter 2009 Form 10-Q.

10.16	Item Processing and Other Services Agreement dated and effective as of July 1, 2010 by and between Fidelity Information Services, Inc. and Independent Bank Corp. is incorporated by reference to Form 10-Q filed August 5, 2010.

10.17	Independent Bank Corp. 2010 Non-employee Director Stock Plan, incorporated by reference to Form 8-K filed May 24, 2010.

10.18	Independent Bank Corp. 2010 Stock Option Agreement for Non-Employee Director, incorporated by reference to Form 8-K filed May 24, 2010.

10.20	Independent Bank Corp. 2010 Restricted Stock Agreement for Non-Employee Director, incorporated by reference to Form 8-K filed May 24, 2010.

31.1	Section 302 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.*

31.2	Section 302 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.*

32.1	Section 906 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.+

32.2	Section 906 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.+

*	Filed herewith

+	Furnished herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
INDEPENDENT BANK CORP.
(registrant)

Date: November 4, 2010	/s/ Christopher Oddleifson
Christopher Oddleifson
President and Chief Executive Officer (Principal Executive Officer)

Date: November 4, 2010	/s/ Denis K. Sheahan
Denis K. Sheahan
Chief Financial Officer (Principal Financial Officer)

INDEPENDENT BANK CORP.
(registrant)