Form 10-K
period 2010-12-31
INDEPENDENT BANK CORP
filed 2011-03-08
CIK 776901

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock on June 30, 2010, was approximately $481,623,191.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. January 31, 2011          21,255,620

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

Portions of the Registrant’s definitive proxy statement for its 2010 Annual Meeting of Stockholders are incorporated into Part III, Items 10-13 of this Form 10-K.

INDEPENDENT BANK CORP.

2010 ANNUAL REPORT ON FORM 10-K

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

Although the Company believes that the expectations reflected in the Company’s forward-looking statements are reasonable, these statements involve risks and uncertainties that are subject to change based on various important factors (some of which are beyond the Company’s control). The following factors, among others, could cause the Company’s financial performance to differ materially from the Company’s goals, plans, objectives, intentions, expectations and other forward-looking statements:

•	a weakening in the United States economy in general and the regional and local economies within the New England region and Massachusetts, which could result in a deterioration of credit quality, a change in the allowance for loan losses, or a reduced demand for the Company’s credit or fee-based products and services;

•	adverse changes in the local real estate market could result in a deterioration of credit quality and an increase in the allowance for loan loss, as most of the Company’s loans are concentrated in eastern Massachusetts and Cape Cod, and to a lesser extent, Rhode Island, and a substantial portion of these loans have real estate as collateral;

•	the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, could affect the Company’s business environment or affect the Company’s operations;

•	the effects of, any changes in, and any failure by the Company to comply with tax laws generally and requirements of the federal New Markets Tax Credit program in particular could adversely affect the Company’s tax provision and its financial results;

•	inflation, interest rate, market and monetary fluctuations could reduce net interest income and could increase credit losses;

•	adverse changes in asset quality could result in increasing credit risk-related losses and expenses;

•	changes in the deferred tax asset valuation allowance in future periods may adversely affect financial results;

•	competitive pressures could intensify and affect the Company’s profitability, including continued industry consolidation, the increased financial services provided by non-banks and banking reform;

•	a deterioration in the conditions of the securities markets could adversely affect the value or credit quality of the Company’s assets, the availability and terms of funding necessary to meet the Company’s liquidity needs, and the Company’s ability to originate loans and could lead to impairment in the value of securities in the Company’s investment portfolios, having an adverse effect on the Company’s earnings;

•	the potential need to adapt to changes in information technology could adversely impact the Company’s operations and require increased capital spending;

•	changes in consumer spending and savings habits could negatively impact the Company’s financial results;

•	acquisitions may not produce results at levels or within time frames originally anticipated and may result in unforeseen integration issues or impairment of goodwill and/or other intangibles;

•	new laws and regulations regarding the financial services industry including but not limited to, the Dodd-Frank Wall Street Reform & Consumer Protection Act, may have significant effects on the financial services industry in general, and/or the Company in particular, the exact nature and extent of which is uncertain;

•	changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) generally applicable to the Company’s business could adversely affect the Company’s operations; and

•	changes in accounting policies, practices and standards, as may be adopted by the regulatory agencies as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board, and other accounting standard setters, could negatively impact the Company’s financial results.

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

General

Independent Bank Corp. (the “Company”) is a state chartered, federally registered bank holding company headquartered in Rockland, Massachusetts that was incorporated under Massachusetts law in 1985. The Company is the sole stockholder of Rockland Trust Company (“Rockland” or the “Bank”), a Massachusetts trust company chartered in 1907. Rockland is a community-oriented commercial bank. The community banking business is the Company’s only reportable operating segment. The community banking business is managed as a single strategic unit and derives its revenues from a wide range of banking services, including lending activities, acceptance of demand, savings, and time deposits, and wealth management. At December 31, 2010, the Company had total assets of $4.7 billion, total deposits of $3.6 billion, stockholders’ equity of $436.5 million, and 919 full-time equivalent employees.

The Company is currently the sponsor of Independent Capital Trust V (“Trust V”), a Delaware statutory trust, and Slade’s Ferry Statutory Trust I (“Slade’s Ferry Trust I”), a Connecticut statutory trust, each of which was formed to issue trust preferred securities. Trust V and Slade’s Ferry Trust I are not included in the Company’s consolidated financial statements in accordance with the requirements of the consolidation topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).

Periodically, the Bank acts as Qualified Intermediary (“QI”) and/or Exchange Accommodation Titleholder (“EAT”) in connection with customers’ like-kind exchanges under Section 1031 of the Internal Revenue Code through its subsidiary Compass Exchange Advisors, LLC. The Internal Revenue Service established a “safe harbor” procedure, Revenue Procedure 2000-37, that allows an EAT to hold title to property for up to 180 days. This Revenue Procedure also allows the customer to: lend the EAT all of the funds needed to acquire the property on a non-recourse basis, manage the property, and receive all of the economic benefit of the property while title is held by the EAT. Compass Exchange Advisors LLC may form various entities to act as EATs and take title to customer’s property in connection with the customer’s 1031 exchange. In each transaction in which an entity owned by the Bank acts as EAT, any funds borrowed are non-recourse to the EAT and Bank, no economic investment is made in the property and the EAT derives no profit or loss from the ownership or operation of the property (other than its fees for services). Accordingly, any property owned by an entity as EAT is not consolidated by the Bank.

As of December 31, 2010, the Bank had the following corporate subsidiaries, all of which were wholly-owned by the Bank and included in the Company’s consolidated financial statements:

•	Three Massachusetts security corporations, namely Rockland Borrowing Collateral Securities Corp., Rockland Deposit Collateral Securities Corp., and Taunton Avenue Securities Corp., which hold securities, industrial development bonds, and other qualifying assets;

•	Rockland Trust Community Development Corporation, which has two wholly-owned subsidiaries named Rockland Trust Community Development LLC and Rockland Trust Community Development Corporation II, and which also serves as the manager of two Limited Liability Company subsidiaries wholly-owned by the Bank named Rockland Trust Community Development III LLC and Rockland Trust Community Development IV LLC, all of which were all formed to qualify as community development entities under federal New Markets Tax Credit Program criteria;

•	Rockland Trust Phoenix LLC, which was established to hold other real estate owned acquired during loan workouts;

•	Compass Exchange Advisors LLC which provides like-kind exchange services pursuant to section 1031 of the Internal Revenue Code; and

•	Bright Rock Capital Management LLC, which was established to act as a registered investment advisor under the Investment Advisors Act of 1940.

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

Lending Activities

The Bank’s gross loan portfolio (loans before allowance for loan losses) amounted to $3.6 billion on December 31, 2010, or 75.7% of total assets. The Bank classifies loans as commercial, consumer real estate, or other consumer. Commercial loans consist of commercial and industrial loans, commercial real estate, commercial construction, and small business loans. Commercial and industrial loans consist of loans with credit needs in excess of $250,000 and revenue in excess of $2.5 million, for working capital and other business-related purposes and floor plan financing. Commercial real estate loans are comprised of commercial mortgages that are secured by non-residential properties, as well as mortgages for construction loans on non-residential properties. Small business loans, including real estate loans, consist primarily of loans to businesses with commercial credit needs of less than or equal to $250,000 and revenues of less than $2.5 million. Consumer real estate consists of residential mortgages and home equity loans and lines that are secured primarily by owner-occupied residences and mortgages for the construction of residential properties. Other consumer loans are mainly personal loans and automobile loans.

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

The Bank’s principal earning assets are its loans. Although the Bank judges its borrowers to be creditworthy, the risk of deterioration in borrowers’ abilities to repay their loans in accordance with their existing loan agreements is inherent in any lending function. Participating as a lender in the credit market requires a strict underwriting and monitoring process to minimize credit risk. This process requires substantial analysis of the loan application, an evaluation of the customer’s capacity to repay according to the loan’s contractual terms, and an objective determination of the value of the collateral. The Bank also utilizes the services of an independent third-party to provide loan review services, which consist of a variety of monitoring techniques performed after a loan becomes part of the Bank’s portfolio.

The Bank’s Controlled Asset and Consumer Collections departments are responsible for the management and resolution of nonperforming loans. Nonperforming loans consist of nonaccrual loans and loans that are more than 90 days past due but still accruing interest. In the course of resolving nonperforming loans, the Bank may choose to restructure the contractual terms of certain loans. Terms may be modified to fit the ability of the borrower to repay in line with its current financial status. It is the Bank’s policy to have any restructured loans which are on nonaccrual status prior to being modified remain on nonaccrual status for approximately six months before management considers its return to accrual status. If the restructured loan is on accrual status prior to being modified, it is reviewed to determine if the modified loan should remain on accrual status.

Other Real Estate Owned (“OREO”) includes properties controlled by the Bank. In order to facilitate the disposition of OREO, the Bank may finance the purchase of such properties at market rates if the borrower qualifies under the Bank’s standard underwriting guidelines. The Bank had sixteen properties held as OREO at December 31, 2010, with a net realizable value totaling $7.3 million.

Origination of Loans  Commercial and industrial, commercial real estate, and construction loan applications are obtained through existing customers, solicitation by Bank personnel, referrals from current or past customers, or walk-in customers. Small business loan applications are typically originated by the Bank’s retail staff, through a dedicated team of business officers, by referrals from other areas of the Bank, referrals from current or past customers, or through walk-in customers. Customers for consumer real estate loans are referred to Mortgage Loan Officers who will meet with the borrowers at the borrowers’ convenience. Residential real estate loan applications primarily result from referrals by real estate brokers, homebuilders, and existing or walk-in customers. Mortgage Loan Officers are compensated on a commission basis and provide convenient origination services during banking and non-banking hours. Other consumer loan applications are directly obtained through existing or walk-in customers who have been made aware of the Bank’s consumer loan services through advertising, direct mail, and other media.

Loans are approved based upon a hierarchy of authority, predicated upon the size of the loan. Levels within the hierarchy of lending authorities range from individual lenders to Executive Committee of the Board of Directors. In accordance with governing banking statutes, Rockland is permitted, with certain exceptions, to make loans and commitments to any one borrower, including related entities, in the aggregate amount of not more than 20% of the Bank’s stockholders’ equity, which is the Bank’s legal lending limit, or $97.0 million at December 31, 2010. Notwithstanding the foregoing, the Bank has established a more restrictive limit of not more than 75% of the Bank’s legal lending limit, or $72.8 million at December 31, 2010, which may only be exceeded with the approval of the Board of Directors. There were no borrowers whose total indebtedness in aggregate exceeded the Bank’s self-imposed restrictive limit. The Banks largest relationship as of December 31, 2010 consisted of thirty-three loans which aggregates to $41.9 million in exposure.

Sale of Loans  The Bank’s residential mortgage loans are generally originated in compliance with terms, conditions and documentation which permit the sale of such loans to investors, such as the Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“Fannie Mae”), the Government National Mortgage Association (“GNMA”), and other investors in the secondary market. Loan sales in the secondary market provide funds for additional lending and other banking activities. The Bank sells the servicing on a majority of the sold loans for a servicing released premium, simultaneous with the sale of the loan. For the remainder of the sold loans for which the Company retains the servicing, a mortgage servicing asset is recognized. As part of its asset/liability management strategy, the Bank may retain a portion of the adjustable rate and fixed rate residential real estate loan originations for its portfolio. During 2010, the Bank originated $418.7 million in residential real estate loans of which $63.7 million were retained in its portfolio, and comprised primarily of fifteen or twenty year terms.

Below is a discussion of the loan categories in the Company’s portfolio. The following table shows the balance of the loans, the percentage of the gross loan portfolio, and the percentage of total interest income that loans generated, by category, for the fiscal years indicated:

			% of Total Interest Income Generated
	As of	% of Total	For the Year Ended December 31,
	December 31, 2010	Loans	2010	2009	2008
	(Dollars in thousands)

Commercial	$2,429,517	68.3%	61.8%	57.3%	55.1%
Consumer Real Estate	1,057,389	29.8%	22.2%	22.5%	23.3%
Other Consumer	68,773	1.9%	3.4%	5.1%	7.5%

Total	$3,555,679	100.0%

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

Commercial term loans generally have a repayment schedule of five years or less and, although the Bank occasionally originates some commercial term loans with interest rates which float in accordance with a designated index rate, the majority of commercial term loans have fixed rates of interest and are collateralized by equipment, machinery or other corporate assets. In addition, the Bank generally obtains personal guarantees from the principals of the borrower for virtually all of its commercial loans. At December 31, 2010, there were $246.8 million of term loans in the commercial loan portfolio.

The following pie chart shows the diversification of the commercial and industrial portfolio as of December 31, 2010:

C&I Loan Portfolio Composition as of 12/31/10

Collateral for commercial revolving lines of credit may consist of accounts receivable, inventory or both, as well as other business assets. Commercial revolving lines of credit generally are reviewed on an annual basis and usually require substantial repayment of principal during the course of a year. The vast majority of these revolving lines of credit have variable rates of interest. At December 31, 2010, there were $256.1 million of revolving lines of credit in the commercial loan portfolio.

The Bank’s standby letters of credit generally are secured, have terms of not more than one year, and are reviewed for renewal on an annualized basis. At December 31, 2010, the Bank had $21.5 million of commercial and standby letters of credit.

The Bank also provides automobile and, to a lesser extent, boat and other vehicle floor plan financing. Floor plan loans are secured by the automobiles, boats, or other vehicles, which constitute the dealer’s inventory. Upon the sale of a floor plan unit, the proceeds of the sale are applied to reduce the loan balance. In the event a unit financed under a floor plan line of credit remains in the dealer’s inventory for an extended period, the Bank requires the dealer to pay-down the outstanding balance associated with such unit. Contractors hired by the Bank make unannounced periodic inspections of each dealer to review the value and condition of the underlying collateral. At December 31, 2010, there were $35.9 million in floor plan loans, all of which have variable rates of interest.

Small business lending caters to all of the banking needs of businesses with commercial credit requirements and revenues typically less than or equal to $250,000 and $2.5 million, respectively, and uses partially automated loan underwriting capabilities. The small business team makes use of the Bank’s authority as a preferred lender with the U.S. Small Business Administration (“SBA”). At December 31, 2010, there were $5.2 million of SBA guaranteed loans in the small business loan portfolio.

The Bank’s commercial real estate portfolio, inclusive of commercial construction, is the Bank’s largest loan type concentration. This portfolio is well-diversified with loans secured by a variety of property types, such as owner-occupied and non-owner-occupied commercial, retail, office, industrial, warehouse, industrial development bonds, and other special purpose properties, such as hotels, motels, nursing homes, restaurants, churches, recreational facilities, marinas, and golf courses. Commercial real estate also includes loans secured by certain residential-related property types including multi-family apartment buildings, residential development tracts and condominiums. The following pie chart shows the diversification of the commercial real estate portfolio as of December 31, 2010:

Commercial Real Estate Portfolio by Property Type
as of 12/31/10

Although terms vary, commercial real estate loans may have maturities of five years or less, or rate resets every five years for longer duration loans. These loan may have amortization periods of 20 to 25 years, with interest rates that float in accordance with a designated index or that are fixed during the origination process. It is the Bank’s policy to obtain personal guarantees from the principals of the borrower on commercial real estate loans and to obtain financial statements at least annually from all actively managed commercial and multi-family borrowers.

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

Additionally, classified in the commercial real estate portfolio are industrial developmental bonds. The Bank owns certain bonds issued by various state agencies, municipalities and non-profit organizations that it classifies as loans and not securities on the basis that another entity (i.e. the Bank’s customer), not the issuing agency is responsible for the payment to the Bank of the principal and interest on the debt, credit underwriting is based solely on the credit of the customer (and guarantors, if any), the banking relationship is with the customer and not the agency, there is no secondary market for the bonds, and the bonds are not available for sale, but are intended to be held by the bank until maturity. Therefore, the Bank believes that such bonds are more appropriately characterized as loans, rather than securities.

Construction loans are intended to finance the construction of residential and commercial properties, including loans for the acquisition and development of land or rehabilitation of existing properties. Non-permanent construction loans generally have terms of at least six months, but not more than two years. They usually do not provide for amortization of the loan balance during the construction term. The majority of the Bank’s commercial construction loans have floating rates of interest based upon the Rockland base rate or the Prime or London interbank offered rate (“LIBOR”) which are published daily in the Wall Street Journal.

Construction loans are generally considered to present a higher degree of risk than permanent real estate loans and may be affected by a variety of factors, such as adverse changes in interest rates and the borrower’s ability to control costs and adhere to time schedules. Other construction-related risks may include market risk, that is, the risk that “for-sale” or “for-lease” units may or may not be absorbed by the market within a developer’s anticipated time-frame or at a developer’s anticipated price. When the Company enters into a loan agreement with a borrower on a construction loan, an interest reserve may be included in the amount of the loan commitment to the borrower and it allows the lender to periodically advance loan funds to pay interest charges on the outstanding balance of the loan. The interest is capitalized and added to the loan balance. Management actively tracks and monitors these accounts. At December 31, 2010 the amount of interest reserves relating to construction loans was approximately $1.6 million.

Consumer Real Estate Loans

The Bank’s consumer real estate loans consist of loans secured by one-to-four family residential properties, construction loans and home equity loans and lines.

Rockland originates both fixed-rate and adjustable-rate residential real estate loans. The Bank will lend up to 97% of the lesser of the appraised value of the residential property securing the loan or the purchase price, and generally requires borrowers to obtain private mortgage insurance when the amount of the loan exceeds 80% of the value of the property. The rates of these loans are typically competitive with market rates. The Bank’s residential real estate loans are generally originated only under terms, conditions and documentation which permit sale in the secondary market. The Bank generally requires title insurance protecting the priority of its mortgage lien, as well as fire, extended coverage casualty and flood insurance, when necessary, in order to protect the properties securing its residential and other real estate loans. Independent appraisers appraise properties securing all of the Bank’s first mortgage real estate loans, as required by regulatory standards.

The Bank’s residential construction lending is related to residential development within the Bank’s market area and the portfolio amounted to $4.2 million at December 31, 2010. The Bank typically has focused its construction lending on relatively small projects and has developed and maintains relationships with developers and operative homebuilders in the Plymouth, Norfolk, Barnstable, Bristol, Middlesex, and Worcester Counties of Massachusetts, and, to a lesser extent, in the state of Rhode Island.

Home equity loans and lines may be made as a fixed rate term loan or under a variable rate revolving line of credit secured by a first or second mortgage on the borrower’s residence or second home. At December 31, 2010, 45% of the home equity loans were in first position and 55% of the loans were in second position. At December 31, 2010, $183.4 million, or 31.7%, of the home equity portfolio were term loans and $395.9 million, or 68.3%, of the home equity portfolio was comprised of revolving lines of credit. The Bank will originate home equity loans and lines in an amount up to 80.0%, and at the Banks discretion it may loan up to 89.9%, of the appraised value or on-line valuation, reduced for any loans outstanding which are secured by such collateral. Home equity loans and lines are underwritten in accordance with the Bank’s loan policy, which includes a combination of credit score, loan-to-value (“LTV”) ratio, employment history and debt-to-income ratio.

The Bank does supplement performance data with current Fair Isaac Corporation (“FICO”) and LTV estimates. Current FICO data is purchased and appended to all consumer loans on a quarterly basis. In addition, automated valuation services and broker opinions of value are used to supplement original value data for the residential and home equity portfolios. Use of re-score and re-value data enables the Bank to better understand the current credit risk associated with these loans, but is not the only factor relied upon in determining a borrower’s credit worthiness. The following table shows the weighted average FICO scores and the weighted average combined loan-to-value ratio for the periods indicated below:

	As of December 31,
	2010	2009

Residential Portfolio
FICO Score (re-scored)	738	740
Combined Loan-to-Value (re-valued)	64.0%	67.0%
Home Equity Portfolio
FICO Score (re-scored)	760	760
Combined Loan- to-Value (re-valued)	55.0%	61.0%

The average FICO scores above for 2010 are based upon re-scores available from November 2010 and actual score data for loans booked between December 1 and December 31, the LTV ratios are based on updated automated valuations as of November 30. The 2009 LTV ratios are based upon re-score data available as of January 2010.

Other Consumer Loans  The Bank makes loans for a wide variety of personal needs. Consumer loans primarily consist of installment loans and overdraft protection.

The Bank’s consumer loans also include auto, unsecured loans, loans secured by deposit accounts, loans to purchase motorcycles, recreational vehicles, or boats. The lending policy allows lending up to 80% of the purchase price of vehicles other than automobiles, with terms of up to three years for motorcycles and up to fifteen years for recreational vehicles.

The Bank’s installment loans consist primarily of auto loans, which totaled $41.9 million, at December 31, 2010, or 1.2% of loans, a decrease from 2.3% of loans at year-end 2009. Effective August 1, 2009 the Company chose to exit the indirect automobile business and consequently no longer originates auto loans on an indirect basis. Prior to August 2009, a portion of the Bank’s automobile loans were originated indirectly by a network of new and used automobile dealers located within the Bank’s market area.

Investment Activities

The Bank’s securities portfolio consists of U.S. Treasury securities, agency mortgage-backed securities, agency collateralized mortgage obligations, private mortgage-backed securities, state, county, and municipal securities, single issuer trust preferred securities issued by banks, pooled trust preferred securities issued by banks and insurers, equity securities held for the purpose of funding supplemental executive retirement plan obligations, and equity securities comprised of an investment in a community development affordable housing mutual fund. The majority of these securities are investment grade debt obligations with average lives of five years or less. U.S. Treasury securities entail a lesser degree of risk than loans made by the Bank by virtue of the guarantees that back them, require less capital under risk-based capital rules than non-insured or non-guaranteed mortgage loans, are more liquid than individual mortgage loans, and may be used to collateralize borrowings or other obligations of the Bank. The Bank views its securities portfolio as a source of income and liquidity. Interest and principal payments generated from securities provide a source of liquidity to fund loans and meet short-term cash needs. The Bank’s securities portfolio is managed in accordance with the Rockland Trust Company Investment Policy adopted by the Board of Directors. The Chief Executive Officer or the Chief Financial Officer may make investments with the approval of one additional member of the Asset/Liability Management Committee, subject to limits on the type, size and quality of all investments, which are specified in the Investment Policy. The Bank’s Asset/Liability Management Committee, or its appointee, is required to evaluate any proposed purchase from the standpoint of overall diversification of the portfolio. The Company reviews its security portfolio to ensure collection of interest. If any securities are deferring interest payments, the Company would place securities on nonaccrual status and reverse accrued but uncollected interest. At December 31, 2010, securities totaled $587.8 million. Total securities generated interest and dividends of 12.2%, 14.6%, and 14.2% of total interest income for the fiscal years ended 2010, 2009 and 2008, respectively.

Sources of Funds

Deposits  At December 31, 2010 total deposits were $3.6 billion. Deposits obtained through Rockland’s branch banking network have traditionally been the principal source of the Bank’s funds for use in lending and for other general business purposes. The Bank has built a stable base of in-market core deposits from consumers, businesses, and municipalities located in eastern Massachusetts, including Cape Cod. Rockland offers a range of demand deposits, interest checking, money market accounts, savings accounts, and time certificates of deposit. Interest rates on deposits are based on factors that include loan demand, deposit maturities, alternative costs of funds, and interest rates offered by competing financial institutions in the Bank’s market area. The Bank believes it has been able to attract and maintain satisfactory levels of deposits based on the level of service it provides to its customers, the convenience of its banking locations, and its interest rates, that are generally competitive with those of competing financial institutions. Rockland Trust also participates in the Certificate of Deposit Registry Service (“CDARS”) program, allowing the Bank to provide easy access to multi-million dollar Federal Deposit Insurance Corporation (“FDIC”) insurance protection on Certificate of Deposit investments for consumers, businesses and public entities. As of December 31, 2010, CDARS deposits totaled $13.6 million. Rockland has a municipal banking department that focuses on providing core depository services to local municipalities. As of December 31, 2010, municipal deposits totaled $481.8 million.

The Federal Government’s Emergency Economic Stabilization Act of 2008 (the “EESA”) introduced the Temporary Liquidity Guarantee Program (“TLGP”) effective November 2008. One of the TLGP’s main components resulted in an increase, of deposit insurance coverage from $100,000 to $250,000, per depositor. The Dodd-Frank Act made the increase in the deposit insurance to $250,000 permanent. At December 31, 2010 there were $1.3 billion in deposits with balances over $250,000. Additionally, during 2010, amendments to the Federal Deposit Insurance Act were enacted, providing unlimited insurance coverage for noninterest-bearing transaction accounts beginning December 31, 2010, through December 31, 2012. These deposits amounted to $141.6 million at December 31, 2010. This coverage applies to all insured depository institutions and there are no separate assessments applicable on these covered accounts.

Rockland Trust’s seventy branch locations are supplemented by the Bank’s internet banking services as well as automated teller machine (“ATM”) cards and debit cards which may be used to conduct various banking transactions at ATMs maintained at each of the Bank’s full-service offices and five additional remote ATM locations. The ATM cards and debit cards also allow customers access to a variety of national and international ATM networks. The Bank recently added mobile banking services giving customers the ability to use a variety of mobile devices to check balances, track account activity, search transactions, and set up alerts for text or e-mail messages for changes in their account. They can also transfer funds between Rockland Trust accounts and identify the nearest branch or ATM directly from their phone. A new feature to the mobile banking suite is a capability called mDeposit, which allows the Bank’s customers to deposit a check into their account directly from their mobile device.

The chart below shows the categories of deposits at December 31, 2010:

Borrowings  As of December 31, 2010, total borrowings were $565.4 million. Borrowings consist of short-term and long-term obligations. Short-term borrowings may consist of Federal Home Loan Bank of Boston (“FHLBB”) advances, federal funds purchased, treasury tax and loan notes and assets sold under repurchase agreements. The chart below shows the categories of borrowings at December 31, 2010:

In 1994, Rockland became a member of the FHLBB. The primary reason for FHLBB membership is to gain access to a reliable source of wholesale funding, particularly term funding as a tool to manage interest rate risk. At December 31, 2010, the Bank had $302.4 million outstanding in FHLB borrowings with initial maturities ranging from 3 months to 20 years. In addition, the Bank had $370.4 million of borrowing capacity remaining with the FHLB at December 31, 2010.

As a member of the FHLBB, the Bank is required to purchase stock in the FHLBB. That stock amounted to $35.9 million at December 31, 2010. During 2010 the FHLBB continued the moratorium on excess stock repurchases that was put into effect during 2008, as the FHLBB’s board of directors have continued to focus on building retained earnings while delivering core solutions of liquidity and longer-term funding to their members. As a result of these efforts the FHLBB was able to restore a modest dividend as announced on February 22, 2011.

In addition to borrowing from the FHLBB, the Company also has access to other forms of borrowing, such as securities repurchase agreements. In a security repurchase agreement transaction, the Bank will generally sell a security, agreeing to repurchase either the same or a substantially identical security on a specified later date, at a price greater than the original sales price. The difference in the sale price and purchase price is the cost of the proceeds recorded as interest expense. The securities underlying the agreements are delivered to counterparties as security for the repurchase obligation. Since the securities are treated as collateral and the agreement stipulates that the borrower has an obligation to pay back the cash in short order, the transaction does not meet the criteria to be classified as a sale and is therefore considered a secured borrowing transaction for accounting purposes. Payments on such borrowings are interest only until the scheduled repurchase date. Repurchase agreements represent a non-deposit funding source for the Bank and the Bank is subject to the risk that the purchaser may default at maturity and not return the securities underlying the agreements. In order to minimize this potential risk, the Bank either deals with established firms when entering into these transactions or with customers whose agreements stipulate that the securities underlying the agreement are not delivered to the customer, instead they are held in segregated safekeeping accounts by the Company’s safekeeping agents. At December 31, 2010, the Bank had $50.0 million and $118.1 million of repurchase agreements with investment brokerage firms and customers, respectively.

Also included in borrowings at December 31, 2010 were $61.8 million of junior subordinated debentures, and $30.0 million of subordinated debt. These instruments provide long-term fixed rate funding as well as regulatory capital benefits. The Bank has a line of credit with the FHLB and FRB giving the Bank access to additional funds if necessary. See Note 8, “Borrowings” within Notes to the Consolidated Financial Statements included in Item 8 hereof for more information regarding borrowings.

Wealth Management

Investment Management  The Rockland Trust Investment Management Group provides investment management and trust services to individuals, institutions, small businesses, and charitable institutions throughout eastern Massachusetts, including Cape Cod, and Rhode Island.

Accounts maintained by the Rockland Trust Investment Management Group consist of “managed” and “non-managed” accounts. “Managed” accounts are those for which the Bank is responsible for administration and investment management and/or investment advice. “Non-managed” accounts are those for which the Bank acts solely as a custodian or directed trustee. The Bank receives fees dependent upon the level and type of service(s) provided. For the year ended December 31, 2010, the Investment Management Group generated gross fee revenues of $10.3 million. Total assets under administration as of December 31, 2010, were $1.6 billion, an increase of $295.8 million, or 23.2%, from December 31, 2009. This increase is largely due to strong sales results and general market appreciation.

The administration of trust and fiduciary accounts is monitored by the Trust Committee of the Bank’s Board of Directors. The Trust Committee has delegated administrative responsibilities to three committees, one for investments, one for administration, and one for operations, all of which are comprised of Investment Management Group officers who meet not less than monthly.

Additionally, during 2010, the Company established Bright Rock Capital Management, LLC, (“Bright Rock”) a wholly-owned subsidiary of Rockland Trust, to provide institutional quality investment management services to the institutional/intermediary marketplace. Bright Rock is a registered investment advisor with the SEC and employs a fundamentally based investment philosophy and a highly disciplined investment management process. At December 31, 2010 Bright Rock had $103.6 million of assets under administration.

Retail Wealth Management  The Bank has an agreement with LPL Financial (“LPL”) and its affiliates and their insurance subsidiary LPL Insurance Associates, Inc. to offer the sale of mutual fund shares, unit investment trust shares, general securities, fixed and variable annuities and life insurance. Registered representatives who are both employed by the Bank and licensed and contracted with LPL are onsite to offer these products to the Bank’s customer base. The Bank also has an agreement with Savings Bank Life Insurance of Massachusetts (“SBLI”) to enable appropriately licensed Bank employees to offer SBLI’s fixed annuities and life insurance to the Bank’s customer base. For the year ended December 31, 2010, the retail investments and insurance group generated gross fee revenues of $1.4 million.

Regulation

The following discussion sets forth certain of the material elements of the regulatory framework applicable to bank holding companies and their subsidiaries and provides certain specific information relevant to the Company. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. A change in applicable statutes, regulations or regulatory policy, may have a material effect on the Company’s business. The laws and regulations governing the Company and the Bank generally have been promulgated to protect depositors and not for the purpose of protecting stockholders.

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

Financial Services Modernization Legislation  In November 1999, the Gramm-Leach-Bliley Act (“GLB”) was enacted. The GLB repeals provisions of the Glass-Steagall Act which restricted the affiliation of Federal Reserve member banks with firms “engaged principally” in specified securities activities, and which restricted officer, director, or employee interlocks between a member bank and any company or person “primarily engaged” in specified securities activities.

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

Pursuant to Massachusetts law, no approval to acquire a banking institution, acquire additional shares in a banking institution, acquire substantially all the assets of a banking institution, or merge or consolidate with another bank holding company, may be given if the bank being acquired has been in existence for a period less than three years or, as a result, the bank holding company would control, in excess of 30%, of the total deposits of all state and federally chartered banks in Massachusetts, unless waived by the Commissioner. With the prior written approval of the Commissioner, Massachusetts also permits the establishment of de novo branches in Massachusetts to the full extent permitted by the Interstate Banking Act, provided the laws of the home state of such out-of-state bank expressly authorize, under conditions no more restrictive than those of Massachusetts, Massachusetts’ banks to establish and operate de novo branches in such state.

Capital Requirements  The Federal Reserve has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the BHCA. The Federal Reserve’s capital adequacy guidelines which generally require bank holding companies to maintain total capital equal to 8% of total risk-weighted assets, with at least one-half of that amount consisting of Tier 1, or core capital, and up to one-half of that amount consisting of Tier 2, or supplementary capital. Tier 1 capital for bank holding companies generally consists of the sum of common stockholders’ equity and perpetual preferred stock (subject in the latter case to limitations on the kind and amount of such stocks which may be included as Tier 1 capital), less net unrealized gains and losses on available for sale securities and on cash flow hedges, post retirement adjustments recorded in accumulated other comprehensive income (“AOCI”), and goodwill and other intangible assets required to be deducted from capital. Tier 2 capital generally consists of perpetual preferred stock which is not eligible to be included as Tier 1 capital; hybrid capital instruments such as perpetual debt and mandatory convertible debt securities, and term subordinated debt and intermediate-term preferred stock; and, subject to limitations, the allowance for loan losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics, with the categories ranging from 0% (requiring no additional capital), for assets such as cash, up to 1250%, which is a dollar-for-dollar capital charge on certain assets such as securities that are not eligible for the ratings based approach. The majority of assets held by a bank holding company are risk-weighted at 100%, including certain commercial real estate loans, commercial loans and consumer loans. Single family residential first mortgage loans which are not 90 days or more past due or nonperforming and which have been made in accordance with prudent underwriting standards are assigned a 50% level in the risk-weighting system, as are certain privately-issued mortgage-backed securities representing indirect ownership of such loans and certain multi-family housing loans. Off-balance sheet items also are adjusted to take into account certain risk characteristics.

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

The Company currently is in compliance with the above-described regulatory capital requirements. At December 31, 2010, the Company had Tier 1 capital and total capital equal to 10.28% and 12.37% of total risk-weighted adjusted assets, respectively, and Tier 1 leverage capital equal to 8.19% of total average assets. As of such date, the Bank complied with the applicable bank federal regulatory risked based capital requirements, with Tier 1 capital and total capital equal to 9.84% and 11.92% of total risk-weighted assets, respectively, and Tier 1 leverage capital equal to 7.83% of total average assets.

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

Beginning in 2011, the Federal Reserve will limit the inclusion of restricted core capital elements, which include trust preferred securities, in tier 1 capital of bank holding companies. The inclusion of these elements will be limited to an amount equal to one-third of the sum of unrestricted core capital less goodwill net of deferred tax liabilities. Based on these limits, the Company does not anticipate excluding its trust preferred securities when calculating tier 1 capital.

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

A bank is considered critically undercapitalized if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. At December 31, 2010 the Company’s tangible equity ratio was 6.47%. The Company’s tangible equity ratio proforma to include the tax deductibility of goodwill was 6.89%. As of December 31, 2010, the Bank was deemed a “well-capitalized institution” as defined by federal banking agencies.

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

Any company would be required to obtain the approval of the Federal Reserve under the BHCA before acquiring 25% (5% in the case of an acquirer that is a bank holding company) or more of the outstanding common stock of, or such lesser number of shares as constitute control over the company. Such approval would be contingent upon, among other things, the acquirer registering as a bank holding company, divesting all impermissible holdings and ceasing any activities not permissible for a bank holding company. The Company does not own more than 5% voting stock in any banking institution other than Rockland.

FDIC Deposit Insurance  The majority of Rockland’s deposit accounts are insured to the maximum extent permitted by law by the Deposit Insurance Fund (“DIF”) which is administered by the FDIC. The FDIC offers insurance coverage on deposits up to the federally insured limit of $250,000. Additionally, during 2010, amendments to the Federal Deposit Insurance Act were enacted, providing unlimited insurance coverage for noninterest-bearing transaction accounts beginning December 31, 2010, for a two year period. This coverage applies to all insured depository institutions and there is no separate assessments applicable on these covered accounts.

The Bank currently pays deposit insurance premiums to the FDIC based upon a combination of financial ratios and supervisory factors. There are four established risk categories under the new assessment rules and accordingly the Bank has initial base assessment rates ranging from 12 to 16 basis points of the deposit assessment base, as defined by the FDIC. Effective April 2011, the assessment base will be defined as average consolidated total assets minus average tangible equity. Additionally, as a result of these changes, the FDIC has proposed a change to the initial base assessment rates which will potentially range from 5 to 9 basis points of the newly defined assessment base.

During 2009, the FDIC voted to amend its assessment regulations to require all institutions to prepay the estimated risk-based assessments for the fourth quarter of 2009 (which would have been due in March 2010) and for all of 2010, 2011, and 2012. As a result, the Bank was required to pay $20.4 million on December 30, 2009, of which approximately $13.1 million and $17.9 million reflected prepaid balances as of December 31, 2010 and 2009, respectively.

Community Reinvestment Act (“CRA”)  Pursuant to the CRA and similar provisions of Massachusetts law, regulatory authorities review the performance of the Company and the Bank in meeting the credit needs of the communities served by the Bank. The applicable regulatory authorities consider compliance with this law in connection with applications for, among other things, approval of new branches, branch relocations, engaging in certain new financial activities under the Gramm-Leach-Bliley Act of 1999 (“GLB”), and acquisitions of banks and bank holding companies. The FDIC and the Massachusetts Division of Banks has assigned the Bank a CRA rating of outstanding as of the latest examination.

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

Sarbanes-Oxley Act of 2002  The Sarbanes-Oxley Act (“SOX”) of 2002 includes very specific disclosure requirements and corporate governance rules, and the Securities and Exchange Commission (“SEC”) and securities exchanges have adopted extensive disclosure, corporate governance and other related rules, due to SOX. The

Company has incurred additional expenses in complying with the provisions of SOX and the resulting regulations. As the SEC provides any new requirements under SOX, management will review those rules, comply as required and may incur more expenses. However, management does not expect that such compliance will have a material impact on the results of operation or financial condition.

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

In addition, a bank and its subsidiaries may engage in covered transactions and other specified transactions only on terms and under circumstances that are substantially the same, or at least as favorable to the bank or its subsidiary, as those prevailing at the time for comparable transactions with nonaffiliated companies. A “covered transaction” includes:

•	a loan or extension of credit to an affiliate;

•	a purchase of, or an investment in, securities issued by an affiliate;

•	a purchase of assets from an affiliate, with some exceptions;

•	the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any party; and

•	the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate.

In addition, under Regulation W:

•	a bank and its subsidiaries may not purchase a low-quality asset from an affiliate;

•	covered transactions and other specified transactions between a bank or its subsidiaries and an affiliate must be on terms and conditions that are consistent with safe and sound banking practices; and

•	with some exceptions, each loan or extension of credit by a bank to an affiliate must be secured by collateral with a market value ranging from 100% to 130%, depending on the type of collateral, or the amount of the loan or extension of credit.

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

The Treasury was authorized to purchase equity stakes in U.S. financial institutions. Under this program, known as the Capital Purchase Program (“CPP”), from the $700 billion authorized by the EESA, the Treasury made

$250 billion of capital available to U.S. financial institutions through the purchase of preferred stock or subordinated debentures by the Treasury. In conjunction with the purchase of preferred stock from publicly-held financial institutions, the Treasury also received warrants to purchase common stock with an aggregate market price equal to 15% of the total amount of the preferred investment. Participating financial institutions are required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the CPP and are restricted from increasing dividends to common shareholders or repurchasing common stock for three years without the consent of the Treasury.

The Company had initially elected to participate in the CPP in January of 2009 and subsequently returned the funds in April of 2009. For further details, see Note 11 “Capital Purchase Program” within Notes to the Consolidated Financial Statements included in Item 8 hereof.

New Markets Tax Credit Program  The New Markets Tax Credit Program was created in December 2000 under federal law to provide federal tax incentives to induce private-sector, market-driven investment in businesses and real estate development projects located in low-income urban and rural communities across the nation. The New Markets Tax Credit Program is part of the United States Department of the Treasury Community Development Financial Institutions Fund. The New Markets Tax Credit Program enables investors to acquire federal tax credits by making equity investments for a period of at least seven years in qualified community development entities which have been awarded tax credit allocation authority by, and entered into an Allocation Agreement with, the United States Treasury. Community development entities must use equity investments to make loans to, or other investments in, qualified businesses and individuals in low-income communities in accordance with New Markets Tax Credit Program criteria. Investors receive an overall tax credit equal to 39% of their total equity investment, credited at a rate of 5% in each of the first 3 years and 6% in each of the final 4 years. More information on the New Markets Tax Credit Program may be obtained at www.cdfifund.gov.

The United States Treasury has honored the Bank’s qualified community development entity subsidiaries on multiple occasions with awards of tax credit allocation authority pursuant to the New Markets Tax Credit Program. For further details about the Bank’s New Markets Tax Credit Program, see the paragraph entitled “Income Taxes” included in Item 7 below.

Dodd-Frank Wall Street Reform and Consumer Protection Act  During 2010, Congress enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). This new law will significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

Effective July 1, 2011, the Dodd-Frank Act eliminates the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on the Company’s interest expense.

The Dodd-Frank Act also broadens the base for Federal Deposit Insurance Corporation insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2012.

The Dodd-Frank Act requires publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizes the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

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

The Company is actively reviewing the provisions of the Dodd-Frank Act and assessing its probable impact on its business, financial condition, and results of operations. However, the ultimate effect of the Dodd-Frank Act on the financial services industry in general, and on the Company in particular, is uncertain at this time.

Regulation E  Federal Reserve Board Regulation E governs electronic fund transfers and provides a basic framework that establishes the rights, liabilities, and responsibilities of participants in electronic fund transfer systems such as automated teller machine transfers, telephone bill-payment services, point-of-sale terminal transfers in stores, and preauthorized transfers from or to a consumer’s account (such as direct deposit and social security payments). The term “electronic fund transfer” generally refers to a transaction initiated through an electronic terminal, telephone, computer, or magnetic tape that instructs a financial institution either to credit or to debit a consumer’s asset account. Regulation E describes the disclosures which financial institutions are required to make to consumers who engage in electronic fund transfers and generally limits a consumer’s liability for unauthorized electronic fund transfers, such as those arising from loss or theft of an access device, to $50 for consumers who notify their bank in a timely manner.

Employees  As of December 31, 2010, the Bank had 919 full time equivalent employees. None of the Company’s employees are represented by a labor union and management considers relations with its employees to be good.

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

Securities and Exchange Commission Availability of Filings on Company Web Site

Under Section 13 and 15(d) of the Securities Exchange Act of 1934 the Company must file periodic and current reports with the SEC. The public may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 100 F Street N.E. Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the Public Reference Room at 1-800-SEC-0330. The Company electronically files the following reports with the SEC: Form 10-K (Annual Report), Form 10-Q (Quarterly Report), Form 11-K (Annual Report for Employees’ Savings, Profit Sharing and Stock Ownership Plan), Form 8-K (Report of Unscheduled Material Events), Forms S-4, S-3 and 8-A (Registration Statements), and Form DEF 14A (Proxy Statement). The Company may file additional forms. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, at www.sec.gov, in which all forms filed electronically may be accessed. Additionally, the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after the Company electronically files such material with, or furnishes to, the SEC and additional shareholder information are available free of charge on the Company’s website: www.RocklandTrust.com (within the investor relations tab). Information contained on the Company’s website and the SEC website is not incorporated by reference into this Form 10-K. The Company has included the web address and the SEC website address only as inactive textual references and does not intend them to be active links to our website or the SEC website. The Company’s Code of Ethics and other Corporate Governance documents are also available on the Company’s website in the Investor Relations section of the website.

Item 1A.	Risk Factors

Changes in interest rates could adversely impact the Company’s financial condition and results of operations.  The Company’s ability to make a profit, like that of most financial institutions, substantially depends upon its net interest income, which is the difference between the interest income earned on interest earning assets, such as loans and investment securities, and the interest expense paid on interest-bearing liabilities, such as deposits and borrowings. However, certain assets and liabilities may react differently to changes in market interest rates. Further, interest rates on some types of assets and liabilities may fluctuate prior to changes in broader market interest rates, while rates on other types of assets may lag behind. Additionally, some assets such as adjustable-rate mortgages have features, such as rate caps and floors, which restrict changes in their interest rates.

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

The state of the financial and credit markets may severely impact the global and domestic economies and may lead to a significantly tighter environment in terms of liquidity and availability of credit. Economic growth may slow down and the national economy may experience additional recession periods. Market disruption, government, and central bank policy actions intended to counteract the effects of recession, changes in investor expectations regarding compensation for market risk, credit risk and liquidity risk and changing economic data could continue to have dramatic effects on both the volatility of and the magnitude of the directional movements of interest rates. Although the Company pursues an asset/liability management strategy designed to control its risk from changes in interest rates, changes in market interest rates can have a material adverse effect on the Company’s profitability.

If the Company has higher than anticipated loan losses than it has modeled, its earnings could materially decrease.  The Company’s loan customers may not repay loans according to their terms, and the collateral securing the payment of loans may be insufficient to assure repayment. The Company may therefore experience significant credit losses which could have a material adverse effect on its operating results and capital ratios. The Company makes various assumptions and judgments about the collectability of its loan portfolio, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. In determining the amount of the allowance for loan losses, the Company relies on its experience and its evaluation of economic conditions. If its assumptions prove to be incorrect, its current allowance for loan losses may not be sufficient to cover losses inherent in its loan portfolio and an adjustment may be necessary to allow for different economic conditions or adverse developments in its loan portfolio. Consequently, a problem with one or more loans could require the Company to significantly increase the level of its provision for loan losses. In addition, federal and state regulators periodically review the Company’s allowance for loan losses and may require it to increase its provision for loan losses or recognize further loan charge-offs. Material additions to the allowance would materially decrease the Company’s net income.

A significant amount of the Company’s loans are concentrated in Massachusetts, and adverse conditions in this area could negatively impact its operations.  Substantially all of the loans the Company originates are secured by properties located in, or are made to businesses which operate in Massachusetts. Because of the current concentration of the Company’s loan origination activities in Massachusetts, in the event of continued adverse economic conditions, including, but not limited to, increased unemployment, continued downward pressure on the value of residential and commercial real estate, political or business developments, that may affect Massachusetts and the ability of property owners and businesses in Massachusetts to make payments of principal and interest on the underlying loans, the Company would likely experience higher rates of loss and delinquency on its loans than if its loans were more geographically diversified, which could have an adverse effect on its results of operations or financial condition.

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

The Company has strong competition within its market area which may limit the Company’s growth and profitability.  The Company faces significant competition both in attracting deposits and in the origination of loans. See “Market Area and Competition” in Item 1 hereof, Business. Commercial banks, credit unions, savings banks, savings and loan associations operating in the Company’s primary market area have historically provided most of its competition for deposits. Competition for the origination of real estate and other loans come from other commercial banks, thrift institutions, credit unions, insurance companies, finance companies, other institutional lenders and mortgage companies.

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

Difficult market conditions have adversely affected the industry in which the Company operates.  Dramatic declines in the housing market with falling real estate values and increasing foreclosures and unemployment, have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities as well as major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative and cash securities, in turn, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets could materially affect the Company’s business, financial condition and results of operations. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on the Company and others in the financial services industry. In particular, the Company may face the following risks in connection with these events:

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

The Company’s securities portfolio performance in difficult market conditions could have adverse effects on the Company’s results of operations.  Under Generally Accepted Accounting Principles, the Company is required to review the Company’s investment portfolio periodically for the presence of other-than-temporary impairment of its securities, taking into consideration current market conditions, the extent and nature of changes in fair value, issuer rating changes and trends, volatility of earnings, current analysts’ evaluations, the Company’s ability and intent to hold investments until a recovery of fair value, as well as other factors. Adverse developments with respect to one or more of the foregoing factors may require the Company to deem particular securities to be other-than-temporarily impaired, with the credit related portion of the reduction in the value recognized as a charge to the Company’s earnings. Recent market volatility has made it extremely difficult to value certain of the Company’s securities. Subsequent valuations, in light of factors prevailing at that time, may result in significant changes in the values of these securities in future periods. Any of these factors could require the Company to recognize further impairments in the value of the Company’s securities portfolio, which may have an adverse effect on the Company’s results of operations in future periods.

Impairment of goodwill and/or intangible assets could require charges to earnings, which could result in a negative impact on our results of operations.  Goodwill arises when a business is purchased for an amount greater than the net fair value of its assets. The Bank has recognized goodwill as an asset on the balance sheet in connection with several recent acquisitions (see Note 6 “Goodwill and Identifiable Intangible Assets” within Notes to the Consolidated Financial Statements included in Item 8 hereof). When an intangible asset is determined to have an indefinite useful life, it shall not be amortized, and instead is evaluated for impairment. The Company evaluates goodwill and intangibles for impairment at least annually by comparing fair value to carrying amount. Although the Company determined that goodwill and other intangible assets were not impaired during 2010, a significant and sustained decline in the Company’s stock price and market capitalization, a significant decline in the Companys expected future cash flows, a significant adverse change in the business climate, slower growth rates or other factors could result in impairment of goodwill or other intangible assets. If the Company were to conclude that a future write-down of the goodwill or intangible assets is necessary, then the Company would record the appropriate charge to earnings, which could be materially adverse to the results of operations and financial position.

Deterioration in the Federal Home Loan Bank Boston’s (“FHLBB”) capital might restrict the FHLBB’s ability to meet the funding needs of its members, cause a suspension of its dividend, and cause its stock to be determined to be impaired.  Significant components of the Bank’s liquidity needs are met through its access to funding pursuant to its membership in the FHLBB. The FHLBB is a cooperative that provides services to its member banking institutions. The primary reason for joining the FHLBB is to obtain funding from the FHLBB. The purchase of stock in the FHLBB is a requirement for a member to gain access to funding. Any deterioration in the FHLBB’s performance may affect the Companys access to funding and/or require the Company to deem the required investment in FHLBB stock to be impaired.

Reductions in the value of the Company’s deferred tax assets could affect earnings adversely.  A deferred tax asset is created by the tax effect of the differences between an asset’s book value and its tax basis. The Company assesses the deferred tax assets periodically to determine the likelihood of the Company’s ability to realize their benefits. These assessments consider the performance of the associated business and its ability to generate future taxable income. If the information available to the Company at the time of assessment indicates there is a greater than 50% chance that the Company will not realize the deferred tax asset benefit, the Company is required to establish a valuation allowance for it and reduce its future tax assets to the amount the Company believes could be realized in future tax returns. Recording such a valuation allowance could have a material adverse effect on the results of operations or financial position.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

At December 31, 2010, the Bank conducted its business from its main office located at 288 Union Street, Rockland, Massachusetts and sixty-nine banking offices located within Barnstable, Bristol, Middlesex, Norfolk, Plymouth and Worcester Counties in eastern Massachusetts. In addition to its main office, the Bank leased fifty-two of its branches and owned the remaining seventeen branches. In addition to these branch locations, the Bank had five remote ATM locations all of which were leased.

The Bank’s executive administration offices are located in Hanover, while the remaining administrative and operations locations are housed in several different campuses. Additionally, there are a number of sales offices not associated with a branch location throughout the Bank’s footprint.

For additional information regarding the Company’s premises and equipment and lease obligations, see Notes 5, “Bank Premises and Equipment” and 18, “Commitments and Contingencies,” respectively, within Notes to Consolidated Financial Statements included in Item 8 hereof.

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

(a.) Independent Bank Corp.’s common stock trades on the National Association of Securities Dealers Automated Quotation System (“NASDAQ”) under the symbol INDB. The Company declared cash dividends of $0.72 per share in 2010 and in 2009. The ratio of dividends paid to earnings in 2010 and 2009 was 37.9% and 82.8%, respectively.

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

On January 9, 2009, as part of the CPP established by the U.S. Department of Treasury (“Treasury”) under the EESA of 2008, the Company entered into a Letter Agreement with the Treasury pursuant to which the Company issued and sold to the Treasury 78,158 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series C, par value $0.01 per share, having a liquidation preference of $1,000 per share and a ten-year warrant to purchase up to 481,664 shares of the Company’s common stock, par value $0.01 per share.

Subsequently, on April 22, 2009 the Company repaid with regulatory approval, the preferred stock issued to the Treasury pursuant to the Capital Purchase Program. As a result, during the second quarter of 2009 the Company recorded a $4.4 million non-cash deemed dividend charged to earnings, amounting to $0.22 per diluted share, associated with the repayment of the preferred stock and an additional preferred stock dividend of $141,000 for the second quarter of 2009. The Company and the Bank remained well capitalized following this event. The Company also repurchased the common stock warrant issued to the Treasury for $2.2 million, the cost of which was recorded as a reduction in capital during 2009, in accordance with the United States Generally Accepted Accounting Principles (“U.S. GAAP”).

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

The following schedule summarizes the closing price range of common stock and the cash dividends paid for the fiscal years 2010 and 2009:

Price Range of Common Stock

2010	High	Low	Dividend

4th Quarter	$28.09	$22.35	$0.18
3rd Quarter	25.55	20.91	0.18
2nd Quarter	28.09	23.21	0.18
1st Quarter	26.76	21.00	0.18

2009	High	Low	Dividend

4th Quarter	$22.80	$20.06	$0.18
3rd Quarter	24.34	19.19	0.18
2nd Quarter	21.75	14.93	0.18
1st Quarter	26.26	10.94	0.18

As of December 31, 2010 there were 21,220,801 shares of common stock outstanding which were held by approximately 2,751 holders of record. The closing price of the Company’s stock on December 31, 2010 was $27.05. The number of record holders may not reflect the number of persons or entities holding stock in nominee name through banks, brokerage firms, and other nominees.

The information required by S-K Item 201(d) is incorporated by reference from Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters hereof.

Comparative Stock Performance Graph

The stock performance graph below and associated table compare the cumulative total shareholder return of the Company’s common stock from December 31, 2005 to December 31, 2010 with the cumulative total return of the NASDAQ Composite Index (U.S. Companies) and the SNL Bank NASDAQ Index. The lines in the graph and the numbers in the table below represent monthly index levels derived from compounded daily returns that include reinvestment or retention of all dividends. If the monthly interval, based on the last day of a fiscal year, was not a trading day, the preceding trading day was used. The index value for all of the series was set to 100.00 on December 31, 2005 (which assumes that $100.00 was invested in each of the series on December 31, 2005).

Independent Bank Corp.
Total Return Performance

	Period Ending
Index	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10

Independent Bank Corp.	100.00	128.80	99.52	98.23	81.31	108.54
NASDAQ Composite	100.00	110.39	122.15	73.32	106.57	125.91
SNL Bank NASDAQ	100.00	112.27	88.14	64.01	51.93	61.27

Source: SNL Financial LC

(b.) Not applicable

(c.) Not applicable

Item 6.	Selected Financial Data

The selected consolidated financial and other data of the Company set forth below does not purport to be complete and should be read in conjunction with, and is qualified in its entirety by, the more detailed information, including the Consolidated Financial Statements and related notes, appearing elsewhere herein.

	As of or for the Years Ended December 31,
	2010	2009	2008	2007	2006
		(Dollars in thousands, except per share data)

FINANCIAL CONDITION DATA:
Securities available for sale	$377,457	$508,650	$575,688	$427,998	$395,378
Securities held to maturity	202,732	93,410	32,789	45,265	76,747
Loans	3,555,679	3,395,515	2,652,536	2,031,824	2,013,050
Allowance for loan losses	46,255	42,361	37,049	26,831	26,815
Goodwill and core deposit intangibles	141,956	143,730	125,710	60,411	56,535
Total assets	4,695,738	4,482,021	3,628,469	2,768,413	2,828,919
Total deposits	3,627,783	3,375,294	2,579,080	2,026,610	2,090,344
Total borrowings	565,434	647,397	695,317	504,344	493,649
Stockholders’ equity	436,472	412,649	305,274	220,465	229,783
Non-performing loans	23,108	36,183	26,933	7,644	6,979
Non-performing assets	31,493	41,245	29,883	8,325	7,169
OPERATING DATA:
Interest income	$202,724	$202,689	$175,440	$158,524	$166,298
Interest expense	38,763	51,995	58,926	63,555	65,038
Net interest income	163,961	150,694	116,514	94,969	101,260
Provision for loan losses	18,655	17,335	10,888	3,130	2,335
Non-interest income	46,906	38,192	29,032	33,265	28,039
Non-interest expenses	139,745	141,815	104,143	87,932	79,354
Net income	40,240	22,989	23,964	28,381	32,851
Preferred stock dividend	—	5,698	—	—	—
Net income available to the common shareholder	40,240	17,291	23,964	28,381	32,851
PER SHARE DATA:
Net income — basic	$1.90	$0.88	$1.53	$2.02	$2.20
Net income — diluted	1.90	0.88	1.52	2.00	2.17
Cash dividends declared	0.72	0.72	0.72	0.68	0.64
Book value(1)	20.57	19.58	18.75	16.04	15.65
OPERATING RATIOS:
Return on average assets	0.88%	0.40%	0.73%	1.05%	1.12%
Return on average common equity	9.46%	4.29%	8.20%	12.93%	14.60%
Net interest margin (on a fully tax equivalent basis)	3.95%	3.89%	3.95%	3.90%	3.85%
Equity to assets	9.30%	9.21%	8.41%	7.96%	8.12%
Dividend payout ratio	37.93%	82.79%	48.95%	33.41%	29.10%
ASSET QUALITY RATIOS:
Non-performing loans as a percent of gross loans	0.65%	1.07%	1.02%	0.38%	0.35%

	As of or for the Years Ended December 31,
	2010	2009	2008	2007	2006
		(Dollars in thousands, except per share data)

Non-performing assets as a percent of total assets	0.67%	0.92%	0.82%	0.30%	0.25%
Allowance for loan losses as a percent of total loans	1.30%	1.25%	1.40%	1.32%	1.33%
Allowance for loan losses as a percent of non-performing loans	200.17%	117.07%	137.56%	351.01%	384.22%
CAPITAL RATIOS:
Tier 1 leverage capital ratio	8.19%	7.87%	7.55%	8.02%	8.05%
Tier 1 risk-based capital ratio	10.28%	9.83%	9.50%	10.27%	11.05%
Total risk-based capital ratio	12.37%	11.92%	11.85%	11.52%	12.30%

(1)	Calculated by dividing total stockholders’ equity by the total outstanding shares as of the end of each period.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Executive Level Overview

During 2010, the Company experienced strong origination volumes across each of its primary business lines and continued strength and stability in asset quality measures. The Company achieved strong growth in the commercial and industrial portfolio which increased by 34.7% in 2010. Additionally, the commercial real estate portfolio and home equity portfolio experienced significant growth, increasing by 6.4% and 22.8%, respectively, during 2010. This growth is a result of the Company’s continual relationship building efforts and by capitalizing on marketplace opportunities. The following table illustrates key performance measures for the periods indicated, highlighting these positive results:

	For the Years Ended
	December 31,
	2010	2009

Diluted Earnings Per Share	$1.90	$0.88
Return on Average Assets	0.88%	0.40%
Return on Average Common Equity	9.46%	4.29%
Net Interest Margin	3.95%	3.89%

The Company’s continued stability in asset quality was marked by a decrease in nonperforming loans. Total nonperforming loans decreased to 0.65% of total loans at December 31, 2010 compared to 1.07% at December 31, 2009.

Shown in the table presented below is a reconcilement of the change in the Company’s nonperforming assets:

For the Year
Ending
December 31,
2010

Nonperforming Assets Beginning Balance	$41,245
New to Nonperforming	47,220
Loans Charged-Off	(16,187)
Loans Paid-Off	(20,484)
Loans Transferred to Other Real Estate Owned/Other Assets	(10,836)
Loans Restored to Accrual Status	(11,878)
New to Other Real Estate Owned	10,836
Sale of Other Real Estate Owned	(7,500)
Other	(923)

Nonperforming Assets Ending Balance	$31,493

Loan delinquency, both early and late stage improved in 2010 due to focused loan workout efforts and a relatively stable economy.

Net loan charge-offs increased modestly to 0.43% of loans in 2010 as compared to 0.38% of loans in 2009.

The allowance for loan losses increased modestly in 2010 to 1.30% of loans from 1.25% of loans in 2009 largely due to shifts in the composition of loan portfolio mix.

Despite the weak economic conditions, the Company was able to achieve several significant accomplishments during 2010:

•	Strong loan growth.

•	Strong growth realized in the commercial and industrial portfolio as the Bank continued to add high-quality corporate customers across a variety of industries.

•	Home equity portfolio origination remained strong driven by refinancing volume and promotional campaigns.

•	Residential real estate portfolio balances declined as loans refinanced into longer-term, fixed-rate loans, which are not commonly held in portfolio by the Company.

•	Commercial real estate origination volumes maintained a healthy pace as the Company took advantage of opportunities in the marketplace.

•	Commercial construction portfolio balances declined as projects transitioned to permanent financing, with the Company or elsewhere.

•	Higher fee revenue was a result of improved deposit fee revenue and wealth management revenue, as assets under administration reached $1.6 billion.

•	Deposits grew significantly in 2010 as a result of the Company’s strategy to grow the municipal and commercial banking business. In addition, improving the deposit mix and focusing on lower cost core deposits has driven a steady decline in overall funding costs.

The Company continues to generate adequate levels of capital internally to fund future growth. The Company’s tangible common equity ratio is 6.89%, pro forma to include the tax deductibility of certain goodwill. Regulatory capital levels exceeded prescribed thresholds, and the Company maintained a common stock dividend of $0.72 per share for the year ended December 31, 2010.

Key items affecting comparative earnings are as follows:

Net Interest Income

Although interest rates remained at historically low levels in 2010, the Company effectively managed its loan portfolio yield and deposit cost to maintain strong net interest income.

Provision for Loan Losses

Net charge-off activity increased modestly on a year-to-year basis reflecting general economic weakness. Net charge-offs amounted to $14.8 million, or 0.43% on an annualized basis of average loans for the year ended December 31, 2010, compared to $12.0 million or 0.38% for the year ended December 31, 2009. The provision for loan losses was $18.7 million and $17.3 million for the years ended December 31, 2010 and December 31, 2009, respectively.

A number of non-core items in 2009, as described in the table below, contributed to the improvement in earnings in 2010. The following table summarizes the impact of non-core items recorded for the time periods indicated below and reconciles them in accordance with GAAP:

	For the Years Ended December 31,
	Net Income
	Available to Common		Diluted
	Shareholders		Earnings Per Share
	2010	2009	2010	2009
	(Dollars in thousands)

AS REPORTED (GAAP)
Net Income	$40,240	$22,989	$1.90	$1.17
Preferred Stock Dividend	—	(5,698)	—	(0.29)

Net Income available to Common Shareholders (GAAP)	$40,240	$17,291	$1.90	$0.88

	For the Years Ended December 31,
	Net Income
	Available to Common		Diluted
	Shareholders		Earnings Per Share
	2010	2009	2010	2009
	(Dollars in thousands)

Non-GAAP Measures:
Non-Interest Income Components
Net Gain on Sale of Securities, net of tax	(271)	(880)	(0.01)	(0.04)
Gain Resulting from Early Termination of Hedging Relationship, net of tax	—	(2,456)	—	(0.12)
Non-Interest Expense Components
Merger & Acquisition Expenses, net of tax	—	9,706	—	0.49
Fair Value Mark on a Terminated Hedging Relationship, net of tax	328	—	0.01	—
Deemed Preferred Stock Dividend	—	4,384	—	0.22

TOTAL IMPACT OF NON-CORE ITEMS	57	10,754	—	0.55

AS ADJUSTED (NON-GAAP)	$40,297	$28,045	$1.90	$1.43

When management assesses the Company’s financial performance for purposes of making day-to-day and strategic decisions, it does so based upon the performance of its core banking business, which is primarily derived from the combination of net interest income and non-interest or fee income, reduced by operating expenses, the provision for loan losses, and the impact of income taxes. The Company’s financial performance is determined in accordance with Generally Accepted Accounting Principles (“GAAP”) which sometimes includes gain or loss due to items that management does not believe are related to its core banking business, such as gains or losses on the sales of securities, merger and acquisition expenses, and other items. Management, therefore, also computes the Company’s non-GAAP operating earnings, which excludes these items, to measure the strength of the Company’s core banking business and to identify trends that may to some extent be obscured by gains or losses which management deems not to be core to the Company’s operations. Management believes that the financial impact of the items excluded when computing non-GAAP operating earnings will disappear or become immaterial within a near-term finite period.

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

Financial Position

Securities Portfolio  The Company’s securities portfolio consists of trading assets, securities available for sale, and securities which management intends to hold until maturity. Securities decreased by $20.4 million, or 3.4%, at December 31, 2010 as compared to December 31, 2009. The ratio of securities to total assets as of December 31, 2010 was 12.5%, compared to 13.6% at December 31, 2009.

The Company continually reviews investment securities for the presence of other-than-temporary impairment (“OTTI”). Further analysis of the Company’s OTTI can be found in Note 3 “Securities” within Notes to Consolidated Financial Statements included in Item 8 hereof.

The Company’s trading assets were $7.6 million and $6.2 million at December 31, 2010 and 2009, respectively. Trading assets are comprised of securities which are held solely for the purpose of funding certain executive non-qualified retirement obligations and equity securities which are entirely comprised of a fund whose investment objective is to invest in geographically specific private placement debt securities designed to support underlying economic activities such as community development and affordable housing.

The following table sets forth the fair value and percentage distribution of securities available for sale at the dates indicated:

Table 1 — Fair Value of Securities Available for Sale

	At December 31,
	2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

U.S. Treasury Securities	$717	0.2%	$744	0.1%	$710	0.1%
Agency Mortgage-Backed Securities	313,302	83.0%	451,909	88.9%	475,083	79.1%
Agency Collateralized Mortgage Obligations	46,135	12.2%	32,022	6.3%	56,784	9.5%
Corporate Debt Securities	—	—	—	—	25,852	4.3%
Private Mortgage-Backed Securities	10,254	2.7%	14,289	2.8%	15,513	2.6%
State, County and Municipal Securities	—	—	4,081	0.8%	18,954	3.2%
Single Issuer Trust Preferred Securities Issued by Banks	4,221	1.1%	3,010	0.6%	2,202	0.4%
Pooled Trust Preferred Securities Issued by Banks and Insurers	2,828	0.7%	2,595	0.5%	5,193	0.8%

Total	$377,457	100.0%	$508,650	100.0%	$600,291	100.0%

The following table sets forth the amortized cost and percentage distribution of securities held to maturity at the dates indicated:

Table 2 — Amortized Cost of Securities Held to Maturity

	At December 31,
	2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Agency Mortgage-Backed Securities	$95,697	47.2%	$54,064	57.9%	$3,470	10.6%
Agency Collateralized Mortgage Obligations	89,823	44.3%	14,321	15.3%	—	—
State, County and Municipal Securities	10,562	5.2%	15,252	16.3%	19,517	59.5%
Single Issuer Trust Preferred Securities Issued by Banks	6,650	3.3%	9,773	10.5%	9,803	29.9%

Total	$202,732	100.0%	$93,410	100.0%	$32,790	100.0%

The following two tables set forth contractual maturities of the Bank’s securities portfolio at December 31, 2010. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Table 3 — Fair Value of Securities Available for Sale Amounts Maturing

			Weighted	One Year		Weighted			Weighted			Weighted			Weighted
	Within	%	Average	to Five	%	Average	Five Years	%	Average	Over	% of	Average		% of	Average
	One Year	of Total	Yield	Years	of Total	Yield	to Ten Years	of Total	Yield	Ten Years	Total	Yield	Total	Total	Yield
	(Dollars in thousands)

U.S. Treasury Securities	$717	0.2%	0.9%	$—	0.0%	0.0%	$—	0.0%	0.0%	$—	0.0%	0.0%	$717	0.2%	0.9%
Agency Mortgage-Backed Securities	—	0.0%	0.0%	24,204	6.4%	4.2%	70,372	18.7%	4.5%	218,726	58.0%	5.0%	313,302	83.1%	4.8%
Agency Collateralized Mortgage Obligations	—	0.0%	0.0%	—	0.0%	0.0%	19,395	5.1%	3.9%	26,740	7.1%	1.0%	46,135	12.2%	2.2%
Private Mortgage-Backed Securities	—	0.0%	0.0%	—	0.0%	0.0%	—	0.0%	0.0%	10,254	2.7%	6.0%	10,254	2.7%	6.0%
Single Issuer Trust Preferred Securities Issued by Banks	—	0.0%	0.0%	—	0.0%	0.0%	—	0.0%	0.0%	4,221	1.1%	7.7%	4,221	1.1%	7.7%
Pooled Trust Preferred Securities Issued by Banks and Insurers	—	0.0%	0.0%	—	0.0%	0.0%	—	0.0%	0.0%	2,828	0.7%	0.9%	2,828	0.7%	0.9%

Total	$717	0.2%	0.9%	$24,204	6.4%	4.2%	$89,767	23.8%	4.4%	$262,769	69.6%	4.6%	$377,457	100.0%	4.6%

Table 4 — Amortized Cost of Securities Held to Maturity Amounts Maturing

			Weighted			Weighted			Weighted			Weighted			Weighted
	Within	%	Average	One Year	%	Average	Five Years	%	Average	Over	% of	Average		% of	Average
	One Year	of Total	Yield	to Five Years	of Total	Yield	to Ten Years	of Total	Yield	Ten Years	Total	Yield	Total	Total	Yield
	(Dollars in thousands)

Agency Mortgage-Backed Securities	$—	0.0%	0.0%	$—	0.0%	0.0%	$1,849	0.9%	5.5%	$93,848	46.3%	3.6%	$95,697	47.2%	3.6%
Agency Collateralized Mortgage Obligations	—	0.0%	0.0%	—	0.0%	0.0%	—	0.0%	0.0%	89,823	44.3%	2.9%	89,823	44.3%	2.9%
State, County and Municipal Securities	1,483	0.7%	4.0%	5,008	2.5%	4.3%	2,975	1.5%	4.7%	1,096	0.5%	5.0%	10,562	5.2%	4.4%
Single Issuer Trust Preferred Securities Issued by Banks	—	0.0%	0.0%	—	0.0%	0.0%	—	0.0%	0.0%	6,650	3.3%	7.4%	6,650	3.3%	7.4%

Total	$1,483	0.7%	4.0%	$5,008	2.5%	4.3%	$4,824	2.4%	5.0%	$191,417	94.4%	3.4%	$202,732	100.0%	3.5%

At December 31, 2010 and 2009, the Bank had no investments in obligations of individual states, counties or municipalities which exceeded 10% of stockholders’ equity.

Residential Mortgage Loan Sales  The Company’s primary loan sale activity arises from the sale of government sponsored enterprise eligible residential mortgage loans to other financial institutions. During 2010 and 2009, the Bank originated residential loans with the intention of selling them in the secondary market. Loans are sold with servicing rights released and with servicing rights retained. The amounts of loans originated and sold with servicing rights released were $331.1 million and $338.5 million in 2010 and 2009, respectively. The amounts of loans originated and sold with servicing rights retained were $11.4 million and $11.6 million in 2010 and 2009, respectively. The Company recognizes a mortgage servicing assets when it sells a loan with servicing rights retained. When the Company sells a loan with servicing rights released the Company enters into agreements that contain representations and warranties about the characteristics of the loans sold and their origination. The Company may be required to either repurchase mortgage loans or to indemnify the purchaser from losses if representations and warranties are breached. The Company has not at this time established a reserve for loan repurchases as it believes material losses are not probable.

Forward sale contracts of mortgage loans, considered derivative instruments for accounting purposes, are utilized by the Company in its efforts to manage risk of loss associated with its mortgage loan commitments and mortgage loans held for sale. Prior to closing and funding certain single-family residential mortgage loans, an interest rate lock commitment is generally extended to the borrower. During the period from commitment date to closing date, the Company is subject to the risk that market rates of interest may change. If market rates rise, investors generally will pay less to purchase such loans resulting in a reduction in the gain on sale of the loans or, possibly, a loss. In an effort to mitigate such risk, forward delivery sales commitments are executed, under which the Company agrees to deliver whole mortgage loans to various investors. See Note 12, “Derivative and Hedging Activities” within Notes to Consolidated Financial statements included in Item 8 hereof for more information on mortgage loan commitments and forward sales agreements.

Effective July 1, 2010, pursuant to FASB ASC Topic No. 825, “Financial Instruments,” the Company elected to carry newly originated closed loans held for sale at fair value. Changes in fair value relating to loans held for sale and forward sale commitments are recorded in earnings and are offset by changes in fair value relating to interest rate lock commitments. Gains and losses on loan sales (sales proceeds minus carrying amount) are recorded in mortgage banking income.

Loan Portfolio  Management has been focusing on changing the overall composition of the balance sheet by emphasizing the growth in commercial and home equity lending categories, while placing less emphasis on the other lending categories. Although changing the composition of the Company’s loan portfolio has led to a slower growth rate, management believes the change to be prudent, given the prevailing interest rate and economic environment. At December 31, 2010, the Bank’s loan portfolio amounted to $3.6 billion, an increase of $160.2 million, or 4.7%, from December 31, 2009. The total commercial loan category, which includes small business loans, increased by $183.6 million, or 8.2%, with commercial and industrial comprising most of the change with an increase of $129.4 million, or 34.7%, and an increase in the commercial real estate category of $102.6 million, or 6.4%, while the commercial construction and small business categories decreased by $45.9 million, or 26.2%, and $2.5 million, or 3.1%, respectively. Home equity loans increased $107.4 million, or 22.8%, during the year ended December 31, 2010. Consumer loans decreased $43.0 million, or 38.4%, and residential real estate loans decreased $87.9 million, or 15.5%, during the year ended December 31, 2010, as loans refinanced into longer-term, fixed-rate loans, which are not commonly held in portfolio by the Company. The following table sets forth information concerning the composition of the Bank’s loan portfolio by loan type at the dates indicated:

Table 5 — Loan Portfolio Composition

	At December 31,
	2010		2009		2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Commercial and Industrial	$502,952	14.1%	$373,531	11.0%	$270,832	10.2%	$190,522	9.4%	$174,356	8.7%
Commercial Real Estate	1,717,118	48.4%	1,614,474	47.5%	1,126,295	42.4%	797,416	39.2%	740,517	36.7%
Commercial Construction	129,421	3.6%	175,312	5.2%	171,955	6.5%	133,372	6.6%	119,685	5.9%
Small Business	80,026	2.3%	82,569	2.4%	86,670	3.3%	69,977	3.4%	59,910	3.0%
Residential Real Estate	473,936	13.3%	555,306	16.4%	413,024	15.6%	323,847	15.9%	378,368	18.8%
Residential Construction	4,175	0.1%	10,736	0.3%	10,950	0.4%	6,115	0.3%	7,277	0.4%
Home Equity	579,278	16.3%	471,862	13.9%	406,240	15.3%	308,744	15.2%	277,015	13.8%
Consumer — Other	68,773	1.9%	111,725	3.3%	166,570	6.3%	201,831	10.0%	255,922	12.7%

Gross Loans	3,555,679	100.0%	3,395,515	100.0%	2,652,536	100.0%	2,031,824	100.0%	2,013,050	100.0%

Allowance for Loan Losses	46,255		42,361		37,049		26,831		26,815

Net Loans	$3,509,424		$3,353,154		$2,615,487		$2,004,993		$1,986,235

The following table sets forth the scheduled contractual amortization of the Bank’s loan portfolio at December 31, 2010. Loans having no schedule of repayments or no stated maturity are reported as due in one year or less. Adjustable rate mortgages are included in the adjustable rate category. The following table also sets forth the rate structure of loans scheduled to mature after one year:

Table 6 — Scheduled Contractual Loan Amortization At December 31, 2010

		Commercial	Commercial		Small	Residential	Residential	Consumer	Consumer
	Commercial	Real Estate	Construction		Business	Real Estate	Construction	Home Equity	Other	Total
	(Dollars in thousands)

Amounts due in:
One year or less	$222,911	$345,021	$57,875		$26,533	$20,598	$4,175	$11,434	$29,714	$718,261
After one year through five years	207,642	872,774	38,986		31,153	80,940	—	49,600	32,197	1,313,292
Beyond five years	72,399	499,323	32,560		22,340	372,398	—	518,244	6,862	1,524,126

Total	$502,952	$1,717,118	$129,421	(1)	$80,026	$473,936	$4,175	$579,278	$68,773	$3,555,679

Interest rate terms on amounts due after one year:
Fixed Rate	$101,013	$561,593	$24,350		$24,437	$272,340	$—	$172,460	$39,059	$1,195,252
Adjustable Rate	179,028	810,504	47,196		29,056	180,998	—	395,384	—	1,642,166

(1)	Includes certain construction loans that convert to commercial mortgages. These loans are reclassified to commercial real estate upon the completion of the construction phase.

As of December 31, 2010, $3.8 million of loans scheduled to mature within one year were nonperforming.

Generally, the actual maturity of loans is substantially shorter than their contractual maturity due to prepayments and, in the case of real estate loans, due-on-sale clauses, which generally gives the Bank the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells the property subject to the mortgage and the loan is not repaid. The average life of real estate loans tends to increase when current real estate loan rates are higher than rates on mortgages in the portfolio and, conversely, tends to decrease when rates on mortgages in the portfolio are higher than current real estate loan rates. Under the latter scenario, the weighted average yield on the portfolio tends to decrease as higher yielding loans are repaid or refinanced at lower rates. Due to the fact that the Bank may, consistent with industry practice, renew a significant portion of commercial and commercial real estate loans at or immediately prior to their maturity by renewing the loans on substantially similar or revised terms, the principal repayments actually received by the Bank are anticipated to be significantly less than the amounts contractually due in any particular period. In other circumstances, a loan, or a portion of a loan, may not be repaid due to the borrower’s inability to satisfy the contractual obligations of the loan.

Asset Quality  The Company continually monitors the asset quality of the loan portfolio using all available information. Based on this information, loans demonstrating certain payment issues or other weaknesses may be categorized as delinquent, impaired, nonperforming and/or put on nonaccrual status. Additionally, in the course of resolving such loans, the Company may choose to restructure the contractual terms of certain loans to match the borrower’s ability to repay the loan based on their current financial condition. If a restructured loan meets certain criteria, it may be categorized as a troubled debt restructuring (“TDR”).

Delinquency  The Bank’s philosophy toward managing its loan portfolios is predicated upon careful monitoring, which stresses early detection and response to delinquent and default situations. The Bank seeks to make arrangements to resolve any delinquent or default situation over the shortest possible time frame. Generally, the Bank requires that a delinquency notice be mailed to a borrower upon expiration of a grace period (typically no longer than 15 days beyond the due date). Reminder notices may be sent and telephone calls may be made prior to the expiration of the grace period. If the delinquent status is not resolved within a reasonable time frame following the mailing of a delinquency notice, the Bank’s personnel charged with managing its loan portfolios, contacts the borrower to ascertain the reasons for delinquency and the prospects for payment. Any subsequent actions taken to resolve the delinquency will depend upon the nature of the loan and the length of time that the loan has been delinquent. The borrower’s needs are considered as much as reasonably possible without jeopardizing the Bank’s position. A late charge is usually assessed on loans upon expiration of the grace period.

Nonaccrual Loans  As permitted by banking regulations, certain consumer loans past due 90 days or more continue to accrue interest. In addition, certain commercial and real estate loans that are more than 90 days past due may be kept on an accruing status if the loan is well secured and in the process of collection. As a general rule, within commercial, real estate, or home equity categories, loans more than 90 days past due with respect to principal or interest are classified as a nonaccrual loan. Income accruals are suspended on all nonaccrual loans and all previously accrued and uncollected interest is reversed against current income. A loan remains on nonaccrual status until it becomes current with respect to principal and interest (and in certain instances remains current for up to six months), when the loan is liquidated, or when the loan is determined to be uncollectible and is charged-off against the allowance for loan losses.

Troubled Debt Restructurings  In the course of resolving nonperforming loans, the Bank may choose to restructure the contractual terms of certain loans. The Bank attempts to work-out an alternative payment schedule with the borrower in order to avoid foreclosure actions. Any loans that are modified are reviewed by the Bank to identify if a TDR has occurred, which is when, for economic or legal reasons related to a borrower’s financial difficulties, the Bank grants a concession to the borrower that it would not otherwise consider. Terms may be modified to fit the ability of the borrower to repay in line with its current financial status and the restructuring of the loan may include the transfer of assets from the borrower to satisfy the debt, a modification of loan terms, or a combination of the two. If such efforts by the Bank do not result in a satisfactory arrangement, the loan is referred to legal counsel, at which time foreclosure proceedings are initiated. At any time prior to a sale of the property at foreclosure, the Bank may terminate foreclosure proceedings if the borrower is able to work-out a satisfactory payment plan.

It is the Bank’s policy to have any restructured loans which are on nonaccrual status prior to being modified remain on nonaccrual status for approximately six months, subsequent to being modified, before management considers its return to accrual status. If the restructured loan is on accrual status prior to being modified, it is reviewed to determine if the modified loan should remain on accrual status. Loans that are considered TDRs are classified as performing, unless they are on nonaccrual status or greater than 90 days delinquent. All TDRs are considered impaired by the Company, unless it is determined that the borrower is performing under modified terms and the restructuring agreement specified an interest rate greater than or equal to an acceptable rate for a comparable new loan. The Company individually reviews all material loans to determine if a loan meets both of these criteria and smaller balance loans are reviewed for a performance period of six months before the Company will consider the TDR loan to no longer be impaired.

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

OREO  When a property is deemed to be in control, it is recorded at fair value less cost to sell at the date control is established, resulting in a new cost basis. The amount by which the recorded investment in the loan exceeds the fair value (net of estimated cost to sell) of the foreclosed asset is charged to the allowance for loan losses. Subsequent declines in the fair value of the foreclosed asset below the new cost basis are recorded through the use of a valuation allowance. Subsequent increases in the fair value are recorded as reductions in the allowance, but not below zero. All costs incurred thereafter in maintaining the property are charged to non-interest expense. In the event the real estate is utilized as a rental property, rental income and expenses are recorded as incurred and included in non-interest income and non-interest expense, respectively.

Other assets in possession reflect the estimated discounted cash flow value of retention payments from the sale of a customer list associated with a troubled borrower.

The following table sets forth information regarding nonperforming assets held by the Bank at the dates indicated:

Table 7 — Nonperforming Assets

	At December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)

Loans past due 90 days or more but still accruing
Home Equity	$4	$—	$—	$—	$—
Consumer — Other	273	292	275	500	389

Total	$277	$292	$275	$500	$389

Loans accounted for on a nonaccrual basis (1)
Commercial and Industrial	$3,123	$4,205	$1,942	$306	$872
Small Business	887	793	1,111	439	74
Commercial Real Estate	9,836	18,525	12,370	2,568	2,346
Residential Real Estate	6,728	10,829	9,394	2,380	2,318
Home Equity	1,752	1,166	1,090	872	358
Consumer — Other	505	373	751	579	622

Total	$22,831	$35,891	$26,658	$7,144	$6,590

Total nonperforming loans	$23,108	$36,183	$26,933	$7,644	$6,979

Nonaccrual securities	1,051	920	910	—	—
Other assets in possession	61	148	231	—	—
Other real estate owned	7,273	3,994	1,809	681	190

Total nonperforming assets	$31,493	$41,245	$29,883	$8,325	$7,169

Nonperforming loans as a percent of gross loans	0.65%	1.07%	1.02%	0.38%	0.35%

Nonperforming assets as a percent of total assets	0.67%	0.92%	0.82%	0.30%	0.25%

(1)	There were $4.0 million, $3.4 million, and $74,000 TDRs on nonaccrual at December 31, 2010, 2009 and 2008, respectively, and none at December 31, 2007 and 2006.

Potential problem loans are any loans which are not included in nonaccrual or nonperforming loans and which are not considered TDRs, where known information about possible credit problems of the borrowers causes management to have concerns as to the ability of such borrowers to comply with present loan repayment terms. The table below shows the potential problem commercial loans at the time periods indicated:

Table 8 — Potential Problem Commercial Loans

	At December 31,
	2010	2009
	(Dollars in thousands)

Number of Loan Relationships	62	102
Aggregate Outstanding Balance	$126,167	$122,140

At December 31, 2010, these potential problem loans continued to perform with respect to payments. Management actively monitors these loans and strives to minimize any possible adverse impact to the Bank.

Income accruals are suspended on all nonaccrual loans and all previously accrued and uncollected interest is reversed against current income. The table below shows interest income that was recognized or collected on nonaccrual and performing TDRs as of the dates indicated:

Table 9 — Interest Income Recognized/Collected on Nonaccrual and Troubled Debt Restructurings

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)

Interest income that would have been recognized if nonaccruing loans had been performing	$2,749	$2,004	$890
Interest income recognized on TDRs still accruing	1,425	330	21
Interest collected on these nonaccrual and TDRs and included in interest income	$1,874	$359	$198

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

Impairment is measured on a loan by loan basis for commercial and industrial, commercial real estate, and commercial construction categories by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

For impaired loans deemed collateral dependent, where impairment is measured using the fair value of the collateral, the Bank will either order a new appraisal or use another available source of collateral assessment such as a broker’s opinion of value to determine a reasonable estimate of the fair value of the collateral.

At December 31, 2010, impaired loans included all commercial and industrial loans, commercial real estate loans, commercial construction, and small business loans that are on nonaccrual status, TDRs, and other loans that have been categorized as impaired. Total impaired loans at December 31, 2010 and 2009 were $47.4 million and $42.7 million, respectively. For additional information regarding the Bank’s asset quality, including delinquent loans, nonaccruals, TDRs, and impaired loans, see Note 4, “Loans, Allowance for Loan Losses, and Credit Quality” within Notes to Consolidated Financial Statements included in Item 8 hereof.

Allowance for Loan Losses   The allowance for loan losses is maintained at a level that management considers adequate to provide for probable loan losses based upon evaluation of known and inherent risks in the loan portfolio. The allowance is increased by providing for loan losses through a charge to expense and by recoveries of loans previously charged-off and is reduced by loans being charged-off.

While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on increases in nonperforming loans, changes in economic conditions, or for other reasons. Additionally, various regulatory agencies, as an integral part of the Bank’s examination process, periodically assess the adequacy of the allowance for loan losses and may require it to increase its provision for loan losses or recognize further loan charge-offs.

As of December 31, 2010, the allowance for loan losses totaled $46.3 million, or 1.30% of total loans as compared to $42.4 million, or 1.25% of total loans, at December 31, 2009. The increase in allowance was due to a combination of factors including shifts in the composition of the loan portfolio mix, changes in asset quality and loan growth.

The following table summarizes changes in the allowance for loan losses and other selected statistics for the periods presented:

Table 10 — Summary of Changes in the Allowance for Loan Losses

	Year Ending December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)

Average Total Loans	$3,434,769	$3,177,949	$2,489,028	$1,994,273	$2,041,098
Allowance for Loan Losses, Beginning of Year	$42,361	$37,049	$26,831	$26,815	$26,639
Charged-Off Loans:
Commercial and Industrial	5,170	1,663	595	498	185
Commercial Real Estate	3,448	834	—	—	—
Commercial Construction	1,716	2,679	—	—	—
Small Business	2,279	2,047	1,350	789	401
Residential Real Estate	557	829	362	—	—
Residential Construction	—	—	—	—	—
Home Equity	939	1,799	1,200	122	—
Consumer — Other	2,078	3,404	3,631	2,459	2,594

Total Charged-Off Loans	16,187	13,255	7,138	3,868	3,180

Recoveries on Loans Previously Charged-Off:
Commercial and Industrial	361	27	168	63	219
Commercial Real Estate	1	—	—	—	1
Commercial Construction	—	—	—	—	—
Small Business	217	204	159	26	92
Residential Real Estate	59	105	—	—	—
Residential Construction	—	—	—	—	—
Home Equity	131	41	5	—	—
Consumer — Other	657	855	612	665	709

Total Recoveries	1,426	1,232	944	754	1,021

Net Loans Charged-Off
Commercial and Industrial	4,809	1,636	427	435	(34)
Commercial Real Estate	3,447	834	—	—	(1)
Commercial Construction	1,716	2,679	—	—	—
Small Business	2,062	1,843	1,191	763	309
Residential Real Estate	498	724	362	—	—
Residential Construction	—	—	—	—	—
Home Equity	808	1,758	1,195	122	—
Consumer — Other	1,421	2,549	3,019	1,794	1,885

Total Net Loans Charged-Off	14,761	12,023	6,194	3,114	2,159

Allowance Related to Business Combinations	—	—	5,524	—	—
Provision for Loan Losses	18,655	17,335	10,888	3,130	2,335

Total Allowances for Loan Losses, End of Year	$46,255	$42,361	$37,049	$26,831	$26,815

Net Loans Charged-Off as a Percent of Average Total Loans	0.43%	0.38%	0.25%	0.16%	0.11%
Allowance for Loan Losses as a Percent of Total Loans	1.30%	1.25%	1.40%	1.32%	1.33%
Allowance for Loan Losses as a Percent of Nonperforming Loans	200.17%	117.07%	137.56%	351.01%	384.22%
Net Loans Charged-Off as a Percent of Allowance for Loan Losses	31.91%	28.38%	16.72%	11.61%	8.05%
Recoveries as a Percent of Charge-Offs	8.81%	9.29%	13.22%	19.49%	32.11%

For purposes of the allowance for loan losses, management segregates the loan portfolio into the portfolio segments detailed in the table below. The allocation of the allowance for loan losses is made to each loan category using the analytical techniques and estimation methods described herein. While these amounts represent management’s best estimate of the distribution of probable losses at the evaluation dates, they are not necessarily indicative of either the categories in which actual losses may occur or the extent of such actual losses that may be recognized within each category. Each of these loan categories possess unique risk characteristics that are considered when determining the appropriate level of allowance for each segment. The total allowance is available to absorb losses from any segment of the loan portfolio.

The following table sets forth the allocation of the allowance for loan losses by loan category at the dates indicated:

Table 11 — Summary of Allocation of Allowance for Loan Losses

	At December 31,
	2010		2009		2008		2007		2006
		Percent of		Percent of		Percent of		Percent of		Percent of
		Loans		Loans		Loans		Loans		Loans
	Allowance	In Category	Allowance	In Category	Allowance	In Category	Allowance	In Category	Allowance	In Category
	Amount	To Total Loans	Amount	To Total Loans	Amount	To Total Loans	Amount	To Total Loans	Amount	To Total Loans
	(Dollars in thousands)

Allocated Allowance:
Commercial and Industrial	$10,423	14.1%	$7,545	11.0%	$5,532	10.2%	$3,850	9.4%	$3,615	8.7%
Commercial Real Estate	21,939	52.0%	19,451	47.5%	15,942	42.4%	13,939	39.2%	13,136	36.7%
Commercial Construction	2,145	0.1%	2,457	5.5%	4,203	6.9%	3,408	6.9%	2,955	6.3%
Small Business	3,740	2.3%	3,372	2.4%	2,170	3.3%	1,265	3.4%	1,340	3.0%
Residential Real Estate(1)	2,915	13.3%	2,840	16.4%	2,447	15.6%	741	15.9%	566	18.8%
Home Equity	3,369	16.3%	3,945	13.9%	3,091	15.3%	1,326	15.2%	1,024	13.8%
Consumer — Other	1,724	1.9%	2,751	3.3%	3,664	6.3%	2,302	10.0%	2,718	12.7%
Imprecision Allowance	—	N/A	—	N/A	—	N/A	—	N/A	1,461	N/A

Total Allowance for Loan Losses	$46,255	100.0%	$42,361	100.0%	$37,049	100.0%	$26,831	100.0%	$26,815	100.0%

(1)	Includes residential construction.

When available information confirms that specific loans or financing receivables, or portions thereof, are uncollectible, these amounts are promptly charged-off against the allowance for loan losses. All charge-offs of loans or financing receivables are charged directly to the allowance for loan losses and any recoveries of such previously charged-off amounts are credited to the allowance.

Loans whose collectability is sufficiently questionable that management can no longer justify showing the receivable as an asset on the balance sheet are charged-off. To determine if a loan should be charged-off, all possible sources of repayment are analyzed. Possible sources of repayment include the potential for future cash flows, the value of the Bank’s collateral, and the strength of co-makers or guarantors.

Regardless of whether a loan is unsecured or collateralized, the Company charges off the amount of any confirmed loan loss in the period when the loans, or portions of loans, are deemed uncollectible. For troubled, collateral-dependent loans, loss-confirming events may include an appraisal or other valuation that reflects a shortfall between the value of the collateral and the book value of the loan or receivable, or a deficiency balance following the sale of the collateral. During 2010, allocated allowance amounts increased by approximately $3.9 million to $46.3 million at December 31, 2010.

For additional information regarding the Bank’s allowance for loan losses, see Note 1, “Summary of Significant Accounting Policies” and Note 4, “Loans, Allowance for Loan Losses, and Credit Quality” within Notes to Consolidated Financial Statements included in Item 8 hereof.

Federal Home Loan Bank Stock   The Bank held an investment in Federal Home Loan Bank Boston (“FHLBB”) of $35.9 million at December 31, 2010 and December 31, 2009, respectively. The FHLBB is a cooperative that provides services to its member banking institutions. The primary reason for the FHLBB membership is to gain access to a reliable source of wholesale funding, particularly term funding, as a tool to manage interest rate risk. The purchase of stock in the FHLBB is a requirement for a member to gain access to funding. The Company purchases FHLBB stock proportional to the volume of funding received and views the purchases as a necessary long-term investment for the purposes of balance sheet liquidity and not for investment return.

During 2010 the FHLBB continued the moratorium on excess stock repurchases that was put into effect during 2008, as the FHLBB’s board of directors have continued to focus on building retained earnings while delivering core solutions of liquidity and longer-term funding to their members. As a result of these efforts the FHLBB was able to restore a modest dividend as announced on February 22, 2011.

Goodwill and Identifiable Intangible Assets   Goodwill and Identifiable Intangible Assets were $142.0 million and $143.7 million at December 31, 2010 and December 31, 2009, respectively. For additional information regarding the goodwill and identifiable intangible assets, see Note 6, “Goodwill and Identifiable Intangible Assets” within Notes to Consolidated Financial Statements included in Item 8 hereof.

Bank Owned Life Insurance   The bank holds Bank Owned Life Insurance (“BOLI”) for the purpose of offsetting the Bank’s future obligations to its employees under its retirement and benefits plans. The value of BOLI was $82.7 and $79.3 million at December 31, 2010 and December 31, 2009, respectively. The bank recorded tax exempt income from BOLI of $3.2 million in 2010, $2.9 million in 2009, and $2.6 million in 2008.

Deposits   As of December 31, 2010, deposits of $3.6 billion were $252.5 million, or 7.5%, higher than the prior year-end. Core deposits increased by $477.1 million, or 19.4%, during 2010 and now comprise 80.9% of total deposits.

The following table sets forth the average balances of the Bank’s deposits for the periods indicated:

Table 12 — Average Balances of Deposits

	2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Demand Deposits	$773,718	22.0%	$659,916	21.0%	$533,543	21.9%
Savings and Interest Checking	1,183,247	33.7%	913,881	29.2%	688,336	28.3%
Money Market	739,264	21.1%	639,231	20.4%	472,065	19.4%
Time Certificates of Deposits	814,462	23.2%	921,787	29.4%	740,779	30.4%

Total	$3,510,691	100.0%	$3,134,815	100.0%	$2,434,723	100.0%

The Bank’s time certificates of deposit in an amount of $100,000 or more totaled $219.5 million at December 31, 2010. The maturity of these certificates is as follows:

Table 13 — Maturities of Time Certificate of Deposits Over $100,000

	Balance	Percentage
	(Dollars in thousands)

1 to 3 months	$66,494	30.3%
4 to 6 months	61,407	28.0%
7 to 12 months	58,364	26.6%
Over 12 months	33,215	15.1%

Total	$219,480	100.0%

The Bank also participates in the Certificate of Deposit Registry Service (“CDARS”) program, allowing the Bank to provide easy access to multi-million dollar FDIC deposit insurance protection on certificate of deposits investments for consumers, businesses and public entities. The economic downturn and subsequent flight to safety makes CDARS an attractive product for customers and as of December 31, 2010 and 2009, CDARS deposits totaled $13.6 million and $52.9 million, respectively.

Borrowings   The Company’s borrowings amounted to $565.4 million at December 31, 2010, a decrease of $82.0 million from year-end 2009. At December 31, 2010, the Bank’s borrowings consisted primarily of FHLBB borrowings totaling $302.4 million, a decrease of $60.5 million from the prior year-end. The remaining borrowings consisted of federal funds purchased, assets sold under repurchase agreements, junior subordinated debentures and other borrowings. These borrowings totaled $263.0 million at December 31, 2010, a decrease of $21.4 million from the prior year-end. See Note 8, “Borrowings” within Notes to Consolidated Financial Statements included in Item 8 hereof for a schedule of borrowings outstanding, their interest rates, and other information related to the Company’s borrowings.

The following table shows the balance of borrowings at the periods indicated:

Table 14 — Borrowings by Category

	December 31,
	2010	2009	%Change
	(Dollars in thousands)

Federal Home Loan Bank Advances	$302,414	$362,936	−16.7%
Fed Funds Purchased and Assets Sold
Under Repurchase Agreements	168,119	190,452	−11.7%
Junior Subordinated Debentures	61,857	61,857	0.0%
Subordinated Debentures	30,000	30,000	0.0%
Other Borrowings	3,044	2,152	41.4%

Total Borrowings	$565,434	$647,397	−12.7%

Capital Resources   The Federal Reserve, the FDIC, and other regulatory agencies have established capital guidelines for banks and bank holding companies. Risk-based capital guidelines issued by the federal regulatory agencies require banks to meet a minimum Tier 1 risk-based capital ratio of 4.0% and a total risk-based capital ratio of 8.0%. A minimum requirement of 4.0% Tier 1 leverage capital is also mandated. At December 31, 2010, the Company and the Bank exceeded the minimum requirements for Tier 1 risk-based, total risk-based capital, and Tier 1 leverage capital. See Note 19, “Regulatory Capital Requirements” within Notes to Consolidated Financial Statements included in Item 8 hereof for more information regarding capital requirements.

Capital Purchase Program   On January 9, 2009, the Company participated in the CPP established by the Treasury and subsequently exited the program on April 22, 2009. See Note 11, “Capital Purchase Program” within Notes to Consolidated Financial Statements included in Item 8 hereof for more information regarding the Capital Purchase Program.

Wealth Management

Investment Management   As of December 31, 2010, the Rockland Trust Investment Management Group had assets under administration of $1.6 billion which represents approximately 3,181 trust, fiduciary, and agency accounts. At December 31, 2009, assets under administration were $1.3 billion, representing approximately 2,922 trust, fiduciary, and agency accounts. Revenue from the Investment Management Group amounted to $10.3 million, $8.6 million, and $9.9 million for 2010, 2009, and 2008, respectively. Additionally, during 2010 the Company established Bright Rock Capital Management, LLC, a registered investment advisor to provide institutional quality investment management services to the institutional/intermediary marketplace. At December 31, 2010 Bright Rock had $103.6 million of assets under administration.

Retail Investments and Insurance   For the years ending December 31, 2010, 2009 and 2008, retail investments and insurance revenue was $1.4 million, $1.4 million, and $1.2 million, respectively. Retail investments and insurance includes revenue from LPL Financial (“LPL”) and its affiliates, LPL Insurance Associates, Inc., Savings Bank Life Insurance of Massachusetts (“SBLI”), Independent Financial Market Group, Inc. (“IFMG”) and their insurance subsidiary IFS Agencies, Inc. (“IFS”).

Mortgage Banking

Servicing assets are recorded at fair value and recognized as separate assets when rights are acquired through sale of loans with servicing rights retained. Mortgage servicing assets are amortized into non-interest income in proportion to, and over the period of, the estimated net servicing income. The principal balance of loans serviced by the Bank on behalf of investors amounted to $279.7 million at December 31, 2010 and $350.5 million at December 31, 2009. Upon sale, the mortgage servicing asset (“MSA”) is established, which represents the then current estimated fair value based on market prices for comparable mortgage servicing contracts, when available or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. Impairment is determined by stratifying the rights based on predominant characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance, to the extent that fair value is less than the capitalized amount. If the Company later determines that all or a portion of the impairment no longer exists, a reduction of the allowance may be recorded as an increase to income. Servicing rights are recorded in other assets and are amortized in proportion to, and over the period of estimated net servicing income and are assessed for impairment based on fair value at each reporting date. MSAs are reported in other assets in the consolidated balance sheets. The following table shows fair value of the servicing rights associated with these loans and the changes for the periods indicated:

Table 15 — Mortgage Servicing Asset

	2010	2009
	(Dollars in thousands)

Balance as of January 1,	$2,195	$1,498
Additions	77	1,642 (1)
Amortization	(652)	(802)
Change in Valuation Allowance	(1)	(143)

Balance as of December 31,	$1,619	$2,195

(1)	Included in this number is a mortgage servicing asset of $1.2 million acquired as part of the Ben Franklin acquisition.

The Bank’s mortgage banking revenue consists primarily of premiums received on loans sold with servicing released, origination fees, and gains and losses on sold mortgages which are recorded as mortgage banking income. The gains and losses resulting from the sales of loans with servicing retained are adjusted to recognize the present value of future servicing fee income over the estimated lives of the related loans.

RESULTS OF OPERATIONS

The following table provides a summary of results of operations:

Table 16 — Summary of Results of Operations

	As of December 31,
	2010	2009
	(Dollars in thousands)

Net Income	$40,240	$22,989
Preferred Stock Dividend	$—	$5,698
Net Income Available to Common Shareholders	$40,240	$17,291
Diluted Earnings Per Share	$1.90	$0.88
Return on Average Assets	0.88%	0.40%
Return on Average Equity	9.46%	4.29%
Stockholders’ Equity as % of Assets	9.30%	9.21%

Results of operations for 2009 were impacted by the Company’s recording of several large expenses associated with the Ben Franklin acquisition, as well as costs associated with the recession including loan workout costs, loss provisions, and deposit insurance assessment fees. In addition, the cost of entering and exiting the U.S. Treasury CPP program were significant.

Net Interest Income   The amount of net interest income is affected by changes in interest rates and by the volume, mix, and interest rate sensitivity of interest-earning assets and interest-bearing liabilities.

On a fully tax-equivalent basis, net interest income was $165.1 million in 2010, an 8.8% increase from 2009 net interest income of $151.7 million.

The following table presents the Company’s average balances, net interest income, interest rate spread, and net interest margin for 2010, 2009, and 2008. Non-taxable income from loans and securities is presented on a fully tax-equivalent basis whereby tax-exempt income is adjusted upward by an amount equivalent to the prevailing income taxes that would have been paid if the income had been fully taxable.

Table 17 — Average Balance, Interest Earned/Paid & Average Yields

	Years Ended December 31,
	2010			2009			2008
		Interest			Interest			Interest
	Average	Earned/	Average	Average	Earned/	Average	Average	Earned/	Average
	Balance	Paid	Yield	Balance	Paid	Yield	Balance	Paid	Yield
	(Dollars in thousands)

Interest-Earning Assets:
Interest Bearing Cash, Federal Funds Sold, and Short Term Investments	$132,019	$337	0.26%	$67,296	$290	0.43%	$5,908	$148	2.51%
Securities:
Trading Assets	7,225	262	3.63%	12,126	239	1.97%	3,060	140	4.58%
Taxable Investment Securities	569,069	23,722	4.17%	605,453	28,456	4.70%	447,343	22,359	5.00%
Non-Taxable Investment Securities(1)	15,877	1,138	7.17%	22,671	1,457	6.43%	41,203	2,597	6.30%
Total Securities	592,171	25,122	4.24%	640,250	30,152	4.71%	491,606	25,096	5.10%

Loans Held for Sale
Loans(2)	16,266	666	4.09%	14,320	629	4.39%	6,242	325	5.21%

Commercial and Industrial	427,004	19,457	4.56%	336,776	15,955	4.74%	246,500	14,574	5.91%
Commercial Real Estate	1,646,419	94,217	5.72%	1,418,997	86,016	6.06%	1,026,190	67,652	6.59%
Commercial Construction	155,524	7,507	4.83%	193,498	9,502	4.91%	160,330	9,275	5.78%
Small Business	81,091	4,829	5.96%	85,567	5,143	6.01%	81,459	5,771	7.08%

Total Commercial	2,310,038	126,010	5.45%	2,034,838	116,616	5.73%	1,514,479	97,272	6.42%
Residential Real Estate	525,203	25,235	4.80%	542,758	27,333	5.04%	406,565	21,329	5.25%
Residential Construction	6,565	334	5.09%	12,798	805	6.29%	9,637	631	6.55%
Consumer — Home Equity	504,886	19,369	3.84%	447,890	17,523	3.91%	367,825	18,857	5.13%

Total Consumer Real Estate	1,036,654	44,938	4.33%	1,003,446	45,661	4.55%	784,027	40,817	5.21%

Total Other Consumer	88,077	6,799	7.72%	139,665	10,338	7.40%	184,280	13,158	7.14%
Total Loans	3,434,769	177,747	5.17%	3,177,949	172,615	5.43%	2,482,786	151,247	6.09%

Total Interest-Earning Assets	$4,175,225	$203,872	4.88%	$3,899,815	$203,686	5.22%	$2,986,542	$176,816	5.92%

Cash and Due from Banks	62,103			65,509			65,992
Federal Home Loan Bank Stock	35,854			33,135			23,325
Other Assets	316,234			278,057			219,517

Total Assets	$4,589,416			$4,276,516			$3,295,376

Interest-Bearing Liabilities:
Deposits:
Savings and Interest Checking Accounts	$1,183,247	$4,397	0.37%	$913,881	$4,753	0.52%	$688,336	$6,229	0.90%
Money Market	739,264	4,565	0.62%	639,231	6,545	1.02%	472,065	9,182	1.95%
Time Certificates of Deposits	814,462	11,292	1.39%	921,787	19,865	2.16%	740,779	23,485	3.17%

Total Interest Bearing Deposits	2,736,973	20,254	0.74%	2,474,899	31,163	1.26%	1,901,180	38,896	2.05%
Borrowings:
Federal Home Loan Bank Borrowings	318,151	9,589	3.01%	409,551	11,519	2.81%	312,451	10,714	3.43%
Federal Funds Purchased and Assets Sold Under
Repurchase Agreements	182,467	3,084	1.69%	180,632	3,396	1.88%	154,440	4,663	3.02%
Junior Subordinated Debentures	61,857	3,666	5.93%	61,857	3,739	6.04%	60,166	3,842	6.39%
Subordinated Debt	30,000	2,170	7.23%	30,000	2,178	7.26%	10,410	750	7.20%
Other Borrowings	2,802	—	0.00%	2,054	—	0.00%	2,381	61	2.56%

Total Borrowings	595,277	18,509	3.11%	684,094	20,832	3.05%	539,848	20,030	3.71%

Total Interest-Bearing Liabilities	$3,332,250	$38,763	1.16%	$3,158,993	$51,995	1.65%	$2,441,028	$58,926	2.41%

Demand Deposits	773,718			659,916			533,543
Other Liabilities	58,199			54,697			28,692

Total Liabilities	$4,164,167			$3,873,606			$3,003,263
Stockholders’ Equity	425,249			402,910			292,113

Total Liabilities and Stockholders’ Equity	$4,589,416			$4,276,516			$3,295,376

Net Interest Income(1)		$165,109			$151,691			$117,890

Interest Rate Spread(3)			3.72%			3.58%			3.51%

Net Interest Margin(4)			3.95%			3.89%			3.95%

Supplemental Information:
Total Deposits, Including Demand Deposits	$3,510,691	$20,254		$3,134,815	$31,163		$2,434,723	$38,896
Cost of Total Deposits			0.58%			0.99%			1.60%
Total Funding Liabilities, Including Demand Deposits	$4,105,968	$38,763		$3,818,909	$51,995		$2,974,571	$58,926
Cost of Total Funding Liabilities			0.94%			1.36%			1.98%

(1)	The total amount of adjustment to present interest income and yield on a fully tax-equivalent basis is $1,148, $997 and $1,376 in 2010, 2009 and 2008, respectively.

(2)	Average nonaccruing loans are included in loans.

(3)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average costs of interest-bearing liabilities.

(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

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

Table 18 — Volume Rate Analysis

	Year Ended December 31,
	2010 Compared To 2009			2009 Compared To 2008			2008 Compared To 2007
	Change	Change		Change	Change		Change	Change
	Due to	Due to	Total	Due to	Due to	Total	Due to	Due to	Total
	Rate(1)	Volume	Change	Rate(1)	Volume	Change	Rate(1)	Volume	Change
	(Dollars in thousands)

Income on Interest-Earning Assets:
Interest Bearing Cash, Federal Funds Sold and Short Term Investments	$(232)	$279	$47	$(1,396)	$1,538	$142	$(178)	$(1,142)	$(1,320)
Securities:
Trading Assets	120	(97)	23	(316)	415	99	53	39	92
Taxable Securities	(3,024)	(1,710)	(4,734)	(1,806)	7,903	6,097	822	1,791	2,613
Non-Taxable Securities(2)	118	(437)	(319)	28	(1,168)	(1,140)	(50)	(641)	(691)

Total Securities	(2,786)	(2,244)	(5,030)	(2,094)	7,150	5,056	825	1,189	2,014
Loans Held for Sale	(48)	85	37	(117)	421	304	26	(34)	(8)
Loans(2)(3)	(8,818)	13,950	5,132	(20,980)	42,348	21,368	(18,037)	33,743	15,706

Total	$(11,884)	$12,070	$186	$(24,587)	$51,457	$26,870	$(17,364)	$33,756	$16,392

Expense of Interest-Bearing Liabilities:
Deposits:
Savings and Interest Checking Accounts	$(1,757)	$1,401	$(356)	$(3,517)	$2,041	$(1,476)	$(3,021)	$1,519	$(1,502)
Money Market	(3,004)	1,024	(1,980)	(5,888)	3,251	(2,637)	(4,894)	287	(4,607)
Time Certificates of Deposits	(6,260)	(2,313)	(8,573)	(9,359)	5,739	(3,620)	(7,371)	8,737	1,366
Total Interest-Bearing Deposits	(11,021)	112	(10,909)	(18,764)	11,031	(7,733)	(15,286)	10,543	(4,743)
Borrowings:
Federal Home Loan Bank Borrowings	641	(2,571)	(1,930)	(2,525)	3,330	805	(3,178)	2,576	(602)
Federal Funds Purchased and Assets Sold Under Repurchase Agreements	(346)	34	(312)	(2,058)	791	(1,267)	(132)	1,400	1,268
Junior Subordinated Debentures	(73)	—	(73)	(211)	108	(103)	(1,224)	18	(1,206)
Subordinated Debt	(8)	—	(8)	17	1,411	1,428	750	—	750
Other Borrowings	—	—	—	(53)	(8)	(61)	(81)	(15)	(96)

Total Borrowings	214	(2,537)	(2,323)	(4,830)	5,632	802	(3,865)	3,979	114

Total	$(10,807)	$(2,425)	$(13,232)	$(23,594)	$16,663	$(6,931)	$(19,151)	$14,522	$(4,629)

Change in Net Interest Income	$(1,077)	$14,495	$13,418	$(993)	$34,794	$33,801	$1,787	$19,234	$21,021

(1)	The changes for each category of interest income and expense are divided between the portion of change attributable to the variance in volume and the portion of the change attributable to the variances in rate for that category. The unallocated change in rate or volume variance has been allocated to the rate variances.

(2)	The total amount of adjustment to present interest income and yield on a fully tax-equivalent basis is $1,148, $997 and $1,376 in 2010, 2009 and 2008, respectively.

(3)	Loans include portfolio loans and nonaccrual loans, however unpaid interest on nonaccrual loans has not been included for purposes of determining interest income.

The increase in net interest income is driven mainly by reductions in the Company’s overall cost of funding, stemming from the Company’s strategy to create a funding mix that focuses on core deposits. Although loan balances (including held for sale) increased by $174.6 million, a decline in the size of and yield on the securities portfolio, as well as a reduction in loan yields, reduced overall growth in interest income.

Interest expense for the year ended December 31, 2010 decreased to $38.8 million from the $52.0 million recorded in 2009, a decrease of $13.2 million, or 25.4%, of which $11.0 million is due to the decrease in rates on deposits. The total cost of funds decreased 42 basis points to 0.94% for 2010 as compared to 1.36% for 2009. Average interest-bearing deposits increased $262.1 million, or 10.6%, over the prior year while the cost of these deposits decreased from 1.26% to 0.74% primarily attributable to the active management of deposit costs.

Average borrowings decreased in 2010 by $88.8 million, or 13.0%, from the 2009 average balance. The average cost of borrowings increased to 3.11% from 3.05%.

Provision For Loan Losses   The provision for loan losses represents the charge to expense that is required to maintain an adequate level of allowance for loan losses. The provision for loan losses totaled $18.7 million in 2010, compared with $17.3 million in 2009, an increase of $1.3 million. The Company’s allowance for loan losses, as a percentage of total loans, was 1.30%, as compared to 1.25% at December 31, 2009. For the year ended December 31, 2010, net loan charge-offs totaled $14.8 million, an increase of $2.7 million from the prior year.

The increase in the amount of the provision for loan losses is the result of a combination of factors including: shifting growth rates among various components of the Bank’s loan portfolio with differing facets of risk; higher levels of net loan charge-offs; and continued uncertainty with respect to the economic environment. While the total loan portfolio increased by 4.7% for the year ended December 31, 2010, as compared to 2.1% organic growth, excluding the impact of acquisition, for 2009, growth among the commercial components of 8.2% continued to outpace the consumer lending components which decreased 2.0%. These lending categories each exhibit different credit risk characteristics.

While the economic environment remains challenging, regional and local general economic conditions showed improvement during 2010, as measured in terms of employment levels, statewide economic activity, and other regional economic indicators. Local residential real estate markets fundamentals weakened toward the end of the year, resulting from the expiration of the Federal Housing Tax Credit earlier in 2010. Additionally, Massachusetts foreclosures increased in 2010 compared to 2009, although activity slowed toward the end of the year. Regional commercial real estate market conditions were mixed during 2010, with some areas experiencing a slow recovery, while others were characterized by higher vacancy rates and negative absorption. Leading economic indicators signal continued economic improvement in 2011, however uncertainty persists and growth is expected to be slow.

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

Non-Interest Income   The following table sets forth information regarding non-interest income for the periods shown:

Table 19 — Non-Interest Income

	Years Ended December 31,
	2010	2009	2008
	(Dollars in thousands)

Service charges on deposit accounts	$18,708	$17,060	$15,595
Wealth management	11,723	10,047	11,133
Mortgage banking	5,041	4,857	3,072
Bank owned life insurance	3,192	2,939	2,555
Net gain/(loss) on sales of securities	458	1,354	(609)
Gain resulting from early termination of hedging relationship	—	3,778	—
Loan level derivatives	3,000	5,436	—
Gross change on write-down of certain investments to fair value	497	(7,382)	(7,211)
Less: non-credit related other-than-temporary impairment(1)	(831)	(1,576)	—

Net loss on write-down of certain investments to fair value	(334)	(8,958)	(7,211)
Other non-interest income	5,118	1,679	4,497

Total	$46,906	$38,192	$29,032

(1)	Represents losses previously recognized in other comprehensive income not determined to be credit related.

Non-interest income, which is generated by deposit account service charges, investment management services, mortgage banking activities, BOLI, and miscellaneous other sources, amounted to $46.9 million in 2010, a $8.7 million, or 22.8%, increase from the prior year.

Service charges on deposit accounts, which represented 39.9% of total non-interest income in 2010, increased from $17.1 million in 2009 to $18.7 million in 2010, mainly due to service charges related to debit card usage and overdraft privileges on checking accounts.

Wealth management revenue increased by $1.7 million, or 16.7%, for the year ended December 31, 2010, as compared to the same period in 2009. Assets under administration at December 31, 2010 were $1.6 billion, an increase of $295.8 million, or 23.2%, as compared to December 31, 2009. This increase is largely due to strong sales results and general market appreciation.

Mortgage banking revenue of $5.0 million in 2010, increased by 3.8% from the $4.9 million recorded in 2009. Capitalized servicing rights are reported as mortgage servicing rights and are amortized into non-interest income in proportion to, and over the period of, the estimated future servicing of the underlying financial assets. The Bank’s assumptions with respect to prepayments, which affect the estimated average life of the loans, are adjusted periodically to consider market consensus loan prepayment predictions at that date. At December 31, 2010 the mortgage servicing rights asset totaled $1.6 million, or 0.63% of the serviced loan portfolio. At December 31, 2009 the mortgage servicing rights asset totaled $2.2 million, or 0.63%, of the serviced loan portfolio.

A $458,000 net gain on the sale of securities was recorded for the year ended December 31, 2010 as compared to a $1.4 million net gain on the sale of securities for the year ended December 31, 2009.

The Company recorded total credit related impairment charges on certain pooled trust preferred securities and one private mortgage-backed securities of $334,000 and $9.0 million, pre-tax, for the years ended December 31, 2010 and December 31, 2009, respectively.

Other non-interest income increased by $1.0 million, or 14.1%, for the year ended December 31, 2010, as compared to the same period in 2009, largely attributable to increases in income from the Company’s loan level derivatives program.

Non-Interest Expense   The following table sets forth information regarding non-interest expense for the periods shown:

Table 20 — Non-Interest Expense

	Years Ended December 31,
	2010	2009	2008
	(Dollars in thousands)

Salaries and employee benefits	$76,983	$68,257	$58,275
Occupancy and equipment expenses	16,011	15,673	12,757
Data processing and facilities management	5,773	5,779	5,574
Merger and acquisition expense	—	12,423	1,120
FDIC assessment	5,247	6,975	1,388
Legal fees	3,277	2,961	1,154
Consulting	2,523	1,951	1,852
Advertising	2,171	2,199	2,016
Telephone	2,101	2,635	1,694
Other intangibles amortization	2,080	2,539	1,803
Software maintenance	1,963	1,862	1,486
Other non-interest expense	21,616	18,561	15,024

Total	$139,745	$141,815	$104,143

Non-interest expense decreased by $2.1 million, or 1.5%, during the year ended December 31, 2010 as compared to the same period in 2009. Excluding the merger and acquisition expense, associated with the Ben Franklin acquisition in 2009, the primary reason for the increase in non-interest expense by category in the table shown above is the annualized impact of the Ben Franklin acquisition, other variance explanations are noted below:

Salaries and employee benefits increased by $8.7 million, or 12.8%, for the year ended December 31, 2010, as compared to the same period in 2009, attributable to the addition of employees as a result of Ben Franklin acquisition in April 2009, as well as higher levels of performance based incentive compensation, pension expense, and medical insurance increases.

There were no merger and acquisition expenses for the year ended December 31, 2010. Merger and acquisition related expenditures totaled $12.4 million for the year ended December 31, 2009, associated with the Ben Franklin acquisition in April 2009.

Total other non-interest expense increased by $3.0 million, or 9.2%, for the year ended December 31, 2010, as compared to the same period in 2009. The increase is primarily attributable to the increases in loan level derivative expense of $945,000, computer software write-off of $560,000, consultant fees of $572,000, and loan work-out costs of $427,000, offset by decreases in telephone expense of $534,000.

Income Taxes   For the years ended December 31, 2010, 2009, and 2008 the Company recorded combined federal and state income tax provisions of $12.2 million, $6.7 million and $6.6 million, respectively. These provisions reflect effective income tax rates of 23.3%, 22.7% and 21.5%, in 2010, 2009, and 2008, respectively, which are less than the Bank’s blended 2010 federal and state statutory tax rate of 40.9%. The lower effective income tax rates are attributable to certain tax preference assets such as BOLI and tax exempt bonds as well as federal tax credits recognized in connection with the New Markets Tax Credit (“NMTC”) program. Effective July 1, 2008 Massachusetts state legislation was passed which enacted corporate tax reform. As a result of this new legislation, the state tax rate is being reduced 1.5% over a three year period which began on January 1, 2010.

Deferred tax assets generally represent items that can be used as a tax deduction or credit in future income tax returns, for which a financial statement tax benefit has already been recognized. The realization of the net deferred tax asset generally depends upon future levels of taxable income and the existence of prior years’ taxable income to which “carry-back” refund claims could be made. Valuation allowances are established against those deferred tax assets determined not likely to be realized. The Company had no recorded tax valuation allowance as of December 31, 2010 and 2009.

The Company has several wholly-owned community development entity subsidiaries which are described above in the “General” section of Item 1 Business. These entities provide financing to low income communities and as a result the Company has been awarded tax credits under the New Markets Tax Credit program.

To date the Company has been awarded a total of $125.0 million in tax credit allocation authority under the Federal New Markets Tax Credit Program. Tax credits are eligible to be recognized over a seven year period totaling 39% of the total award, as capital is invested into a subsidiary which will lend to qualifying businesses in low income communities. Accordingly, the Company will be eligible to receive aggregate tax credits totaling $48.8 million. The tax effect of all income and expense transactions is recognized by the Company in each year’s consolidated statements of income, regardless of the year in which the transactions are reported for income tax purposes. The following table details the tax credit recognition by year associated with this program:

Table 21 — New Markets Tax Credit Recognition Schedule

										Total
Investment		2004 - 2009	2010	2011	2012	2013	2014	2015	2016	Credits
	(Dollars in thousands)

2004	$15 M	$4,950	$900	$—	$—	$—	$—	$—	$—	$5,850
2005	15 M	4,050	900	900	—	—	—	—	—	5,850
2007	38.2 M	5,730	2,292	2,292	2,292	2,292	—	—	—	14,898
2008	6.8 M	680	340	408	408	408	408	—	—	2,652
2009	10 M	500	500	500	600	600	600	600	—	3,900
2010	40 M	—	2,000	2,000	2,000	2,400	2,400	2,400	2,400	15,600

Total	$125 M	$15,910	$6,932	$6,100	$5,300	$5,700	$3,408	$3,000	$2,400	$48,750

Dividends   The Company declared cash dividends of $0.72 per common share in 2010 and in 2009. The 2010 and 2009 ratio of dividends paid to earnings was 37.93% and 82.79%, respectively.

Since substantially all of the funds available for the payment of dividends are derived from the Bank, future dividends of the Company will depend on the earnings of the Bank, its financial condition, its need for funds, applicable governmental policies and regulations, and other such matters as the Board of Directors deem appropriate.

Comparison of 2009 vs. 2008   The Company’s total assets increased by $853.6 million, or 23.5%, increasing to $4.5 billion at December 31, 2009 compared to December 31, 2008. Total average assets were $4.3 billion and $3.3 billion in 2009 and 2008, respectively. Total securities of $608.2 million, at December 31, 2009, decreased $27.6 million compared to the $635.8 million reported on December 31, 2008. Total loans of $3.4 billion, at December 31, 2009 increased $743.0 million compared to the prior year ended December 31, 2008. Total deposits of $3.4 billion at December 31, 2009 reflected an increase of $796.2 million, or 30.9%, compared to December 31, 2008. Borrowings decreased by $47.9 million, or 6.9%, during the year ended December 31, 2009. Stockholders’ equity increased by $107.4 million in 2009. The increases in the Company’s balance sheet for the year ended December 31, 2009 versus 2008 are primarily a result of the Benjamin Franklin acquisition which closed in April 2009 as well as organic growth.

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

Net income for 2009 was $23.0 million, or $0.88 per diluted share, compared to $24.0 million, or $1.52 per diluted share, for 2008. Return on average assets and return on average common equity were 0.40% and 4.29%, respectively, for 2009 and 0.73% and 8.20%, respectively, for 2008.

Net interest income on a fully tax-equivalent basis increased by $33.8 million in 2009 compared to 2008. Interest income on a fully tax-equivalent basis increased by $26.9 million, or 15.2%, to $203.7 million in 2009 as compared to the prior year. Interest income on a fully tax equivalent basis on the loan portfolio increased $21.4 million in 2009. Interest income from taxable securities increased by $6.1 million, or 27.3%, to $28.5 million in 2009 as compared to the prior year. The overall yield on interest earning assets decreased by 70 basis points to 5.22% in 2009 as compared to 5.92% in 2008.

Interest expense for the year ended December 31, 2009 decreased to $52.0 million from the $58.9 million recorded in 2008, a decrease of $6.9 million, or 11.8%. The total cost of funds decreased 62 basis points to 1.36% for 2009 as compared to 1.98% for 2008. Average interest-bearing deposits increased $573.7 million, or 30.2%, over the prior year while the cost of these deposits decreased from 2.05% to 1.26% primarily attributable to a lower rate environment.

Average borrowings increased in 2009 by $144.2 million, or 26.7%, from the 2008 average balance. The majority of this increase is attributable to the Ben Franklin acquisition and organic loan growth. The average cost of borrowings decreased to 3.05% from 3.71%.

The provision for loan losses totaled $17.3 million in 2009, compared with $10.9 million in 2008, an increase of $6.4 million. The Company’s allowance for loan losses, as a percentage of total loans, was 1.25%, as compared to 1.39% at December 31, 2008. For the year ended December 31, 2009, net loan charge-offs totaled $12.0 million, an increase of $5.8 million from the prior year.

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

BOLI income increased compared to the prior year by $384,000, or 15.0%. The increase was primarily due to insurance policies assumed as part of the Ben Franklin acquisition.

A $1.4 million net gain on the sale of securities was recorded for the year ended December 31, 2009. A $609,000 net loss on the sale of securities was recorded for the year ended December 31, 2008.

The Company recorded total credit related impairment charges on certain pooled trust preferred securities and one private mortgage-backed security of $9.0 million and $7.2 million, pre-tax, for the years ended December 31, 2009 and December 31, 2008, respectively. Included in the $9.0 million of OTTI was $1.6 million which the

Company reclassed from other comprehensive income to earnings for OTTI previously considered to be non-credit related. For the year ended December 31, 2008 the Company recorded OTTI on certain investment grade pooled trust preferred securities, which resulted in a charge to non-interest income of $7.2 million. Pursuant to the Investments — Debt and Equity Securities topic of the FASB ASC which states that previously recorded impairment charges which did not relate to credit loss should be reclassified from retained earnings to OCI as of January 1, 2009, the Company recorded a cumulative effect adjustment that increased retained earnings and decreased OCI by $6.0 million, or $3.8 million, net of tax. The remaining $1.2 million of the original $7.2 million OTTI charge was deemed to be credit related.

Other non-interest income increased by $2.6 million, or 58.2%, for the year ended December 31, 2009, as compared to the same period in 2008, largely attributable to increases in trading asset income of $991,000, gains on the disposition of other real estate owned of $606,000, and a gain on tax credits purchased of $413,000.

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

The FDIC deposit insurance assessment increased $5.6 million for the year ended December 31, 2009, as compared to the same period in 2008, partially due to a special assessment imposed to replenish the Deposit Insurance Fund during 2009.

Total other non-interest expense increased by $7.2 million, or 28.5%, for the year ended December 31, 2009, as compared to the same period in 2008. The increase is primarily attributable to the increases in loan work-out costs of $2.6 million, telephone expenses of $941,000, amortization of intangible assets of $736,000, OREO valuation adjustments of $450,000, software maintenance of $376,000, and internet banking of $226,000.

Risk Management   The Company’s Board of Directors and Executive Management have identified seven significant “Risk Categories” consisting of credit, interest rate, liquidity, operations, compliance, reputation, and strategic risk. The Board of Directors has approved a Risk Management Policy that addresses each category of risk. The chief executive officer, chief financial officer, chief technology and operations officer, the senior lending officer and other members of management provide regular reports to the Board of Directors that review the level of risk to limits established by the Risk Management Policy and other policies approved by the Board of Directors that address risk and any key risk issues and plans to address these issues.

Market Risk   Market risk is the sensitivity of income to changes in interest rates, foreign exchange rates, commodity prices and other market-driven rates or prices. The Company has no trading operations, with the exception of funds held for the purpose of funding an executive non-qualified supplemented retirement plan managed by the Company’s investment management group (see Note 3, “Securities” within the Notes to the Consolidated Financial Statements included in Item 8 hereof).

Interest-rate risk is the most significant non-credit risk to which the Company is exposed. Interest-rate risk is the sensitivity of income to changes in interest rates. Changes in interest rates, as well as fluctuations in the level and duration of assets and liabilities, affect net interest income, the Company’s primary source of revenue. Interest-rate risk arises directly from the Company’s core banking activities. In addition to directly impacting net interest income, changes in the level of interest rates can also affect the amount of loans originated, the timing of cash flows on loans and securities, and the fair value of securities and derivatives, as well as other effects.

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

The Company quantifies its interest-rate exposures using net interest income simulation models, as well as simpler gap analysis, and Economic Value of Equity (“EVE”) analysis. Key assumptions in these simulation analyses relate to behavior of interest rates and behavior of the Company’s deposit and loan customers. The most material assumptions relate to the prepayment of mortgage assets (including mortgage loans and mortgage-backed securities) and the life and sensitivity of non-maturity deposits (e.g. DDA, NOW, savings and money market). The risk of prepayment tends to increase when interest rates fall. Since future prepayment behavior of loan customers is uncertain, the resultant interest rate sensitivity of loan assets cannot be determined exactly.

To mitigate these uncertainties, the Company gives careful attention to its assumptions. In the case of prepayment of mortgage assets, assumptions are derived from published dealer median prepayment estimates for comparable mortgage loans.

The Bank may choose to utilize interest rate swap agreements and interest rates caps and floors to mitigate interest-rate risk. An interest rate swap is an agreement whereby one party agrees to pay a floating rate of interest on a notional principal amount in exchange for receiving a fixed rate of interest on the same notional amount for a predetermined period of time from a second party. Interest rate caps and floors are agreements whereby one party agrees to pay a floating rate of interest on a notional principal amount for a predetermined period of time to a second party if certain market interest rate thresholds are realized. The amounts relating to the notional principal amount are not actually exchanged. See Note 12, “Derivatives and Hedging Activities” within Notes to Consolidated Financial Statements included in Item 8 hereof for additional information regarding the Company’s Derivative Financial Instruments.

The Company manages the interest-rate risk inherent in its mortgage banking operations by entering into forward sales contracts. An increase in market interest rates between the time the Company commits to terms on a loan and the time the Company ultimately sells the loan in the secondary market will have the effect of reducing the gain (or increasing the loss) the Company records on the sale. The Company attempts to mitigate this risk by entering into forward sales commitments in amounts sufficient to cover all closed loans and a majority of interest rate-locked loan commitments.

The Company’s earnings are not directly and materially impacted by movements in foreign currency rates or commodity prices. Movements in equity prices may have an indirect but modest impact on earnings by affecting the volume of activity or the amount of fees from investment-related business lines, as well as changes in the fair value of trading securities.

The Company’s policy on interest-rate risk simulation specifies that if interest rates were to shift gradually up or down 200 basis points, estimated net interest income for the subsequent 12 months should decline by less than 6.0%. Given the unusually low rate environment at December 31, 2009 and 2008, the Company also assumed a 100 basis point decline in interest rates, for certain points of the yield curve, in addition to the normal 200 basis point increase in rates. The Company was well within policy limits at December 31, 2010 and 2009. The Company also reviews numerous other scenarios, such as, the 500 basis point increasing rate scenario. This scenario assumes a flattening yield curve where short term rates move up by 500 basis points while longer term rates only increase marginally.

The following table sets forth the estimated effects on the Company’s net interest income over a 12-month period following the indicated dates in the event of the indicated increases or decreases in market interest rates:

Table 22 — Interest Rate Sensitivity

500 Basis Point
	200 Basis Point	100 Basis Point	Rate Increase
	Rate Increase	Rate Decrease	Flattening Curve

December 31, 2010	+1.1%	+0.4%	+1.1%
December 31, 2009	(0.9)%	+0.4%	(1.8%)

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

The most significant factors affecting market risk exposure of the Company’s net interest income during 2010 were (i) the shape of the U.S. Government securities and interest rate swap yield curve, (ii) the level of U.S. prime interest rate and LIBOR rates, and (iii) the level of interest rates being offered on long-term fixed rate loans.

The table below provides information about the Company’s derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including interest rate swaps, and debt obligations. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For interest rate swaps, the table presents notional amounts and weighted average interest rates by expected maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on implied forward rates at the reporting date. The Company is not including its loan level derivatives in this table due to the offsetting nature of these instruments.

Table 23 — Expected Maturities of Long Term Debt and Interest Rate Derivatives

	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value
	(Dollars in thousands)

LIABILITIES
Long Term debt:(1)
Fixed Rate	$45,003	$93,003	$25,003	$5,003	$3,003	$60,101	$231,116	$235,199
Average interest rate	3.80%	3.78%	3.15%	4.59%	5.95%	5.53%	4.22%
Variable Rate	—	—	—	—	—	$61,857	$61,857	$60,796
Average interest rate	—	—	—	—	—	2.00%	2.00%
INTEREST RATE DERIVATIVES
Interest Rate Swaps:
Variable to Fixed	$—	$—	$50,000	$50,000	$—	$75,000	$175,000	$(12,206)
Average pay rate	—	—	2.62%	3.04%	—	4.34%	3.48%
Average receive rate	—	—	0.30%	0.30%	—	0.30%	0.30%
Fixed to Variable	—	—	—	—	—	—	—
Average pay rate	—	—	—	—	—	—	—
Average receive rate	—	—	—	—	—	—	—

(1)	Long-term classification is based upon original maturity.

Liquidity Risk  Liquidity, as it pertains to the Company, is the ability to generate adequate amounts of cash in the most economical way for the institution to meet its ongoing obligations to pay deposit withdrawals and to fund loan commitments. The Company’s primary sources of funds are deposits, borrowings, and the amortization, prepayment and maturities of loans and securities.

The Bank utilizes its extensive branch network to access retail customers who provide a stable base of in-market core deposits. These funds are principally comprised of demand deposits, interest checking accounts, savings accounts, and money market accounts. Deposit levels are greatly influenced by interest rates, economic conditions, and competitive factors. The Bank has also established repurchase agreements, with major brokerage firms as potential sources of liquidity. At December 31, 2010, the Bank had $50.0 million outstanding of such repurchase agreements. In addition to agreements with brokers, the Bank also had customer repurchase agreements outstanding amounting to $118.1 million at December 31, 2010. As a member of the FHLBB, the Bank has access to approximately $370.4 million of remaining borrowing capacity. On December 31, 2010, the Bank had $302.4 million outstanding in FHLBB borrowings. Also, the Bank has $176.2 million of unpledged securities. The Bank has a $630.8 million available borrowing capacity with the Federal Reserve Bank of Boston. At December 31, 2010, the Company had no outstanding borrowings with the Federal Reserve Bank of Boston.

Also included in borrowings at December 31, 2010 were $61.8 million of junior subordinated debentures, comprised primarily of trust preferred debt issued to the public. During 2008, the Bank issued $30.0 million of subordinated debt.

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

The Asset/Liability Management Committee (“ALCO”), whose members are comprised of the Bank’s senior management, develop procedures consistent with policies established by the Board of Directors, which monitor and coordinate the Bank’s interest rate sensitivity and the sources, uses, and pricing of funds. Interest rate sensitivity refers to the Bank’s exposure to fluctuations in interest rates and its effect on earnings. If assets and liabilities do not re-price simultaneously and in equal volume, the potential for interest rate exposure exists. It is management’s objective to maintain stability in the growth of net interest income through the maintenance of an appropriate mix of interest-earning assets and interest-bearing liabilities and, when necessary, within prudent limits, through the use of off-balance sheet hedging instruments such as interest rate swaps, floors and caps. The ALCO employs simulation analyses in an attempt to quantify, evaluate, and manage the impact of changes in interest rates on the Bank’s net interest income. In addition, the Bank engages an independent consultant to render advice with respect to asset and liability management strategy.

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

The Company actively manages its liquidity position under the direction of the ALCO. Periodic review under prescribed policies and procedures is intended to ensure that the Company will maintain adequate levels of available funds. At December 31, 2010 the Company’s liquidity position was well above policy guidelines. Management believes that the Bank has adequate liquidity available to respond to current and anticipated liquidity demands.

Contractual Obligations, Commitments, Contingencies, and Off-Balance Sheet Financial Instruments

The Company has entered into contractual obligations, commitments, and off-balance sheet financial instruments. The following tables summarize the Company’s contractual obligations, other commitments, contingencies, and off-balance sheet financial instruments at December 31, 2010:

Table 24 — Contractual Obligations, Commitments, Contingencies, and Off-Balance Sheet
Financial Instruments by Maturity

	Payments Due — By Period
Contractual Obligations, Commitments and		Less than	One to	Four to	After
Contingencies	Total	One Year	Three Years	Five Years	Five Years
	(Dollars in thousands)

FHLB advances(1)	$302,414	$45,522	$118,512	$58,213	$80,167
Junior subordinated debentures(1)	61,857	—	—	—	61,857
Subordinated debt	30,000	—	—	—	30,000
Lease obligations	65,056	6,921	13,391	12,671	32,073
Data processing and core systems	17,222	4,829	7,785	4,608	—
Other vendor contracts	2,166	1,741	425	—	—
Retirement benefit obligations(2)	34,914	337	705	806	33,066
Other
Securities sold under repurchase agreements	50,000	—	50,000	—	—
Customer repurchase agreements	118,119	118,119	—	—	—
Other borrowings	3,044	3,044	—	—	—

Total contractual obligations	$684,792	$180,513	$190,818	$76,298	$237,163

	Amount of Commitment Expiring — By Period
Off-Balance Sheet		Less than	One to	Four to	After
Financial Instruments	Total	One Year	Three Years	Five Years	Five Years

Lines of credit	$519,157	$123,366	$—	$—	$395,791
Standby letters of credit	21,524	21,524	—	—	—
Other loan commitments	588,855	425,938	80,313	7,184	75,420
Forward commitments to sell loans	62,818	62,818	—	—	—
Interest rate swaps — notional value(1)(3)	175,000	—	50,000	50,000	75,000
Customer-related positions
Foreign exchange contracts(4)	41,706	41,706	—	—	—
Loan level interest rate swaps(5)	306,950	—	21,624	208,746	76,580

Total Commitments	$1,716,010	$675,352	$151,937	$265,930	$622,791

(1)	The Company has hedged certain short-term borrowings and variable rate junior subordinated debentures.

(2)	Retirement benefit obligations include expected contributions to the Company’s frozen pension plan, post retirement plan, and supplemental executive retirement plans. Expected contributions for the pension plan have been included only through plan year July 1, 2010 — June 30, 2011. Contributions beyond this plan year can not be quantified as they will be determined based upon the return on the investments in the plan. Expected contributions for the post retirement plan and supplemental executive retirement plans include obligations that are payable over the life of the participants.

(3)	Interest rate swaps on borrowings and junior subordinated debentures (Bank pays fixed, receives variable).

(4)	Offsetting positions to interest rate foreign exchange contracts offered to commercial borrowers through the Company’s hedging program.

(5)	Offsetting positions to Interest rate swaps offered to commercial borrowers through the Company’s hedging program.

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

Critical Accounting Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. Management believes that the Company’s most critical accounting policies upon which the Company’s financial condition depends, and which involve the most complex or subjective decisions or assessments, are as follows:

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

The allowance is increased by provisions for loan losses and by recoveries of loans previously charged-off and is reduced by loans charged-off. For additional discussion of the Company’s methodology of assessing the adequacy of the allowance for loan losses, see Note 4, “Loans, Allowance for Loan Losses, and Credit Quality” within Notes to Consolidated Financial Statements included in Item 8 hereof.

Income Taxes  The Company accounts for income taxes using two components of income tax expense, current and deferred. Taxes are discussed in more detail in Note 13, “Income Taxes” within Notes to the Consolidated Financial Statements included in Item 8 hereof. Accrued taxes represent the net estimated amount due to or to be received from taxing authorities in the current year. In estimating accrued taxes, management assesses the relative merits and risks of the appropriate tax treatment of transactions taking into account statutory, judicial, and regulatory guidance in the context of the Company’s tax position. Deferred tax assets and liabilities represent differences between when a tax benefit or expense is recognized for book purposes and on the Company’s tax return. Future tax assets are assessed for recoverability. The Company would record a valuation allowance if it believes based on available evidence that it is more likely than not that the future tax assets recognized will not be realized before their expiration. The amount of the future income tax asset recognized and considered realizable could be reduced if projected income is not achieved due to various factors such as unfavorable business conditions. If projected income is not expected to be achieved, the Company would record a valuation allowance to reduce its future tax assets to the amount that it believes can be realized in its future tax returns. The Company had no recorded tax valuation allowance as of December 31, 2010. Additionally, deferred tax assets and liabilities are calculated based on tax rates expected to be in effect in future periods. Previously recorded tax assets and liabilities need to be adjusted when the expected date of the future event is revised based upon current information. The Company may record a liability for unrecognized tax benefits related to uncertain tax positions taken by the Company on its tax returns for which there is less than a 50% likelihood of being recognized upon a tax examination. All movements in unrecognized tax benefits are recognized through the provision for income taxes.

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

On a quarterly basis, the Company makes an assessment to determine whether there have been any events or circumstances to indicate that a security for which there is an unrealized loss is impaired on an other-than-temporary basis. The Company considers many factors, including the severity and duration of the impairment; the Company’s intent to sell the security, or whether it is more likely than not that the Company will be required to sell the debt security before its anticipated recovery, recent events specific to the issuer or industry; and for debt securities, external credit ratings and recent downgrades. The term other-than-temporary is not intended to indicate that the decline is permanent. It indicates that the prospects for near-term recovery are not necessarily favorable or that there is a lack of evidence to support fair values greater than or equal to the carrying value of the investment. Management prepares an estimate of the expected cash flows for investment securities that potentially may be deemed to have OTTI. This estimate begins with the contractual cash flows of the security. This amount is then reduced by an estimate of probable credit losses associated with the security. When estimating the extent of probable losses on the securities, management considers the strength of the underlying issuers of the securities. Indicators of diminished credit quality of the issuers include defaults, interest deferrals, or “payments in kind.” Management also considers numerous factors when estimating the ultimate realizability of the cash flow for each individual security. The resulting estimate of cash flows after considering credit is then subject to a present value computation using a discount rate equal to the current yield used to accrete the beneficial interest or, the effective interest rate implicit in the security at the date of acquisition. If the present value of the estimated cash flows is less than the current amortized cost basis, an OTTI is considered to have occurred and the security is written down to the fair value indicated by the cash flows analysis. Any portion of decline in fair value considered to be an OTTI charge that is not due to the reduction in cash flows due to credit is considered a decline due to other factors such as liquidity or interest rates and accordingly is recorded in other comprehensive income. Any portion of the decline which is related to credit is recorded in earnings.

RECENT ACCOUNTING DEVELOPMENTS

See Note 1, “Summary of Significant Accounting Policies” within Notes to Consolidated Financial Statements included in Item 8 hereof.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Assets and Liability Management” in Item 7 hereof.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Independent Bank Corp.:

We have audited the accompanying consolidated balance sheets of Independent Bank Corp. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Independent Bank Corp. and subsidiaries at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

During 2009, the Company changed its method of accounting for impairment losses on investment securities (see Note 1 to the financial statements) and business combinations (see Note 2 to the financial statements).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 4, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
March 4, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Independent Bank Corp.:

We have audited the accompanying consolidated statements of income, stockholders’ equity, and cash flow for the year ended December 31, 2008 of Independent Bank Corp. and subsidiaries (the “Company”). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of the Company’s operations and their cash flow for the year ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Boston, Massachusetts
March 10, 2009

CONSOLIDATED BALANCE SHEETS

	At December 31,
	2010	2009
	(Dollars in thousands)

ASSETS
CASH AND DUE FROM BANKS	$42,112	$121,905
INTEREST EARNING DEPOSITS WITH BANKS	119,170	—
SECURITIES
TRADING ASSETS	7,597	6,171
SECURITIES AVAILABLE FOR SALE	377,457	508,650
SECURITIES HELD TO MATURITY (fair value $201,234 and $93,438)	202,732	93,410

TOTAL SECURITIES	587,786	608,231

LOANS HELD FOR SALE (amortized cost $28,510 at December 31, 2010)	27,917	13,466
LOANS
COMMERCIAL AND INDUSTRIAL	502,952	373,531
COMMERCIAL REAL ESTATE	1,717,118	1,614,474
COMMERCIAL CONSTRUCTION	129,421	175,312
SMALL BUSINESS	80,026	82,569
RESIDENTIAL REAL ESTATE	473,936	555,306
RESIDENTIAL CONSTRUCTION	4,175	10,736
HOME EQUITY	579,278	471,862
CONSUMER — OTHER	68,773	111,725

TOTAL LOANS	3,555,679	3,395,515

LESS: ALLOWANCE FOR LOAN LOSSES	(46,255)	(42,361)

NET LOANS	3,509,424	3,353,154
FEDERAL HOME LOAN BANK STOCK	35,854	35,854
BANK PREMISES AND EQUIPMENT, NET	45,712	44,235
GOODWILL	129,617	129,348
IDENTIFIABLE INTANGIBLE ASSETS	12,339	14,382
BANK OWNED LIFE INSURANCE	82,711	79,252
OTHER REAL ESTATE OWNED & OTHER FORECLOSED ASSETS	7,333	3,994
OTHER ASSETS	95,763	78,200

TOTAL ASSETS	$4,695,738	$4,482,021

LIABILITIES AND STOCKHOLDERS’ EQUITY
DEPOSITS
DEMAND DEPOSITS	$842,067	$721,792
SAVINGS AND INTEREST CHECKING ACCOUNTS	1,375,254	1,073,990
MONEY MARKET	717,286	661,731
TIME CERTIFICATES OF DEPOSIT OVER $100,000	219,480	304,621
OTHER TIME CERTIFICATES OF DEPOSIT	473,696	613,160

TOTAL DEPOSITS	3,627,783	3,375,294

FEDERAL HOME LOAN BANK BORROWINGS	302,414	362,936
FEDERAL FUNDS PURCHASED AND ASSETS SOLD UNDER
REPURCHASE AGREEMENTS	168,119	190,452
JUNIOR SUBORDINATED DEBENTURES	61,857	61,857
SUBORDINATED DEBENTURES	30,000	30,000
OTHER BORROWINGS	3,044	2,152

TOTAL BORROWINGS	565,434	647,397

OTHER LIABILITIES	66,049	46,681
TOTAL LIABILITIES	4,259,266	4,069,372

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
PREFERRED STOCK, $.01 par value. Authorized: 1,000,000 Shares Outstanding: None	—	—
COMMON STOCK, $.01 par value. Authorized: 75,000,000
Issued and Outstanding : 21,220,801 Shares in 2010 and 21,072,196 Shares in 2009	210	209
(includes 219,900 and 136,775 shares of unvested restricted stock awards, respectively)
SHARES HELD IN RABBI TRUST AT COST 178,382 Shares in 2010 and 176,507 Shares in 2009	(2,738)	(2,482)
DEFERRED COMPENSATION OBLIGATION	2,738	2,482
ADDITIONAL PAID IN CAPITAL	226,708	225,088
RETAINED EARNINGS	210,320	184,599
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(766)	2,753

TOTAL STOCKHOLDERS’ EQUITY	436,472	412,649

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,695,738	$4,482,021

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2010	2009	2008
	(Dollars in thousands, except per share data)

INTEREST INCOME
Interest on Loans	$177,064	$172,128	$150,780
Taxable Interest and Dividends on Securities	23,984	28,695	23,447
Non-taxable Interest and Dividends on Securities	673	947	740
Interest on Loans Held for Sale	666	629	325
Interest on Federal Funds Sold and Short-Term Investments	337	290	148

Total Interest Income	202,724	202,689	175,440

INTEREST EXPENSE
Interest on Deposits	20,254	31,163	38,896
Interest on Borrowings	18,509	20,832	20,030

Total Interest Expense	38,763	51,995	58,926

Net Interest Income	163,961	150,694	116,514

PROVISION FOR LOAN LOSSES	18,655	17,335	10,888

Net Interest Income After Provision For Loan Losses	145,306	133,359	105,626

NON-INTEREST INCOME
Service Charges on Deposit Accounts	18,708	17,060	15,595
Wealth Management	11,723	10,047	11,133
Mortgage Banking Income	5,041	4,857	3,072
BOLI Income	3,192	2,939	2,555
Net Loss/Gain on Sales of Securities	458	1,354	(609)
Gain Resulting From Early Termination of Hedging Relationship	—	3,778	—
Gross Change on Write-Down of Certain Investments to Fair Value	497	(7,382)	(7,211)
Less: Non-Credit Related Other-Than-Temporary Impairment	(831)	(1,576)	—

Net Loss on Write-Down of Certain Investments to Fair Value	(334)	(8,958)	(7,211)

Other Non-Interest Income	8,118	7,115	4,497
Total Non-Interest Income	46,906	38,192	29,032

NON-INTEREST EXPENSES
Salaries and Employee Benefits	76,983	68,257	58,275
Occupancy and Equipment Expenses	16,011	15,673	12,757
Data Processing & Facilities Management	5,773	5,779	5,574
FDIC Assessment	5,247	6,975	1,388
Legal Fees	3,277	2,961	1,154
Consulting Expense	2,523	1,951	1,852
Advertising Expense	2,171	2,199	2,016
Telephone Expense	2,101	2,635	1,694
Other Intangibles Amortization	2,080	2,539	1,803
Software Maintenance	1,963	1,862	1,486
Merger and Acquisition Expense	—	12,423	1,120
Other Non-Interest Expenses	21,616	18,561	15,024

Total Non-Interest Expenses	139,745	141,815	104,143

INCOME BEFORE INCOME TAXES	52,467	29,736	30,515
PROVISION FOR INCOME TAXES	12,227	6,747	6,551

NET INCOME	$40,240	$22,989	$23,964

PREFERRED STOCK DIVIDEND	$—	$5,698	$—

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$40,240	$17,291	$23,964

BASIC EARNINGS PER SHARE	$1.90	$0.88	$1.53

DILUTED EARNINGS PER SHARE	$1.90	$0.88	$1.52

Weighted Average Common Shares (Basic)	21,178,117	19,642,965	15,694,555
Common stock equivalents	25,798	30,191	64,927

Weighted average common shares (Diluted)	21,203,915	19,673,156	15,759,482

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Value of				Accumulated
		Common		Shares	Deferred	Additional		Other
	Preferred	Shares	Common	Held in	Compensation	Paid-In	Retained	Comprehensive
	Stock	Outstanding	Stock	Rabbi Trust	Obligation	Capital	Earnings	Income/(loss)
	(Dollars in thousands, except per share data)

BALANCE DECEMBER 31, 2007	$—	13,760,561	$137	$(2,012)	$2,012	$60,632	$164,565	$(4,869)
COMPREHENSIVE INCOME:
Net Income	—	—	—	—	—	—	23,964	—
Change in Unrealized Gain on Securities Available For Sale, Net of Tax and Realized Gains	—	—	—	—	—	—	—	1,732
Change in Fair Value of Cash Flow Hedges, Net of Tax, and Realized Gains	—	—	—	—	—	—	—	(6,615)
Amortization of Prior Service Cost	—	—	—	—	—	—	—	(118)

Other Comprehensive Loss								(5,001)
TOTAL COMPREHENSIVE INCOME
COMMON DIVIDEND DECLARED ($0.72 PER SHARE)	—	—	—	—	—	—	(11,730)	—
COMMON STOCK ISSUED FOR ACQUISITION	—	2,492,195	25	—	—	76,203	—	—
PROCEEDS FROM EXERCISE OF STOCK OPTIONS	—	44,934	1	—	—	—	694	—
TAX EXPENSE RELATED TO EQUITY AWARD ACTIVITY	—	—	—	—	—	131	—	—
EQUITY BASED COMPENSATION	—	—	—	—	—	526	—	—
RESTRICTED SHARED ISSUED, NET OF AWARDS SURRENDERED	—	3,715	—	—	—	(4)	—	—
DEFERRED COMPENSATION OBLIGATION	—	—	—	(255)	255	—	—	—

BALANCE DECEMBER 31, 2008	$—	16,301,405	$163	$(2,267)	$2,267	$137,488	$177,493	$(9,870)

CUMULATIVE EFFECT ACCOUNTING ADJUSTMENT, NET OF TAX(1)	—	—	—	—	—	—	3,823	(3,823)
COMPREHENSIVE INCOME:
Net Income	—	—	—	—	—	—	22,989	—
Change in Unrealized Gain on Securities Available For Sale, Net of Tax and Realized Gains	—	—	—	—	—	—	—	9,588
Change in Fair Value of Cash Flow Hedges, Net of Tax, and Realized Gains	—	—	—	—	—	—	—	7,446
Amortization of Prior Service Cost	—	—	—	—	—	—	—	(588)

Other Comprehensive Income	—	—	—	—	—	—	—	16,446
TOTAL COMPREHENSIVE INCOME	—	—	—	—	—	—	—
DIVIDENDS DECLARED:
Common Declared ($0.72 per share)	—	—	—	—	—	—	(14,315)	—
Preferred Declared(2)	—	—	—	—	—	—	(5,698)	—
COMMON STOCK ISSUED FOR ACQUISITION	—	4,624,948	46	—	—	84,452	—	—
PROCEEDS FROM EXERCISE OF STOCK OPTIONS	—	23,400	—	—	—		307	—
TAX EXPENSE RELATED TO EQUITY AWARD ACTIVITY	—	—	—	—	—	(3)	—	—
EQUITY BASED COMPENSATION	—	—	—	—	—	774	—	—
RESTRICTED SHARED ISSUED, NET OF AWARDS SURRENDERED	—	122,443	—	—	—	(3)	—	—
DEFERRED COMPENSATION OBLIGATION	—	—	—	(215)	215	—	—	—
ISSUANCE OF PREFERRED STOCK AND WARRANTS	73,578	—	—	—	—	4,580	—	—
REDEMPTION OF PREFERRED STOCK AND WARRANTS	(73,578)	—	—	—	—	(2,200)	—	—

BALANCE DECEMBER 31, 2009	$—	21,072,196	$209	$(2,482)	$2,482	$225,088	$184,599	$2,753

COMPREHENSIVE INCOME:
Net Income	—	—	—	—	—	—	40,240	—
Change in Unrealized Gain on Securities Available For Sale, Net of Tax and Realized Gains/(Losses)	—	—	—	—	—	—	—	1,912
Change in Fair Value of Cash Flow Hedges, Net of Tax and Realized Gains/(Losses)	—	—	—	—	—	—	—	(5,549)
Amortization of Prior Service Cost, net of tax	—	—	—	—	—	—	—	118

Other Comprehensive Loss	—	—	—	—	—	—	—	(3,519)
TOTAL COMPREHENSIVE INCOME	—	—	—	—	—	—	—	—
COMMON DIVIDEND DECLARED ($0.72 PER SHARE)	—	—	—	—	—	—	(15,261)	—
PROCEEDS FROM EXERCISE OF STOCK OPTIONS	—	44,930	1	—	—	—	742	—
TAX EXPENSE RELATED TO EQUITY AWARD ACTIVITY	—	—	—	—	—	68	—	—
EQUITY BASED COMPENSATION	—	—	—	—	—	1,666	—	—
RESTRICTED STOCK AWARDS GRANTED, NET OF AWARDS SURRENDER	—	103,675	—	—	—	(114)	—	—
DEFERRED COMPENSATION OBLIGATION	—	—	—	(256)	256	—	—	—

BALANCE DECEMBER 31, 2010	$—	21,220,801	$210	$(2,738)	$2,738	$226,708	$210,320	$(766)

(1)	Represents reclassification of the non-credit related component of previously recorded Other-Than-Temporary impairment, pursuant to the provisions of the Investments-Debt and Equity Securities Topic of FASB ASC.

(2)	Includes $196 discount of accretion on preferred stock and $4,384 of deemed dividend associated with the Company’s exit from the U.S. Treasury’s Capital Purchase Program.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2010	2009	2008
	(Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$40,240	$22,989	$23,964
ADJUSTMENTS TO RECONCILE NET INCOME TO
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Depreciation and amortization	9,880	5,744	4,636
Provision for loan losses	18,655	17,335	10,888
Deferred income tax benefit	(2,494)	(2,281)	(7,871)
Net (gain) loss on sale of investments	(458)	(1,354)	609
Loss on write-down of investments in securities available for sale	334	8,958	7,216
Loss on sale of fixed assets	280	85	2
Gain Resulting from Early Termination of a Hedging Relationship	—	(3,778)	—
Loss on sale of other real estate owned	367	415	217
Realized gain on sale leaseback transaction	(1,034)	(1,034)	(689)
Stock based compensation	1,666	774	526
Increase in cash surrender value of bank-owned life insurance	(3,192)	(2,651)	(2,556)
Net change in:
Trading assets	(1,426)	(3,470)	686
Loans held for sale	(14,451)	(5,115)	2,777
Other assets	(15,608)	9,820	(23,149)
Other liabilities	13,894	(15,021)	4,786

TOTAL ADJUSTMENTS	6,413	8,427	(1,922)

NET CASH PROVIDED BY OPERATING ACTIVITIES	46,653	31,416	22,042

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Proceeds from sales of Securities Available For Sale	6,423	168,556	109,689
Proceeds from maturities and principal repayments of Securities Available For Sale	173,608	158,458	91,335
Purchases of Securities Available For Sale	(46,349)	(92,966)	(267,101)
Proceeds from maturities and principal repayments of Securities Held to Maturity	22,570	7,660	12,543
Purchases of Securities Held to Maturity	(132,331)	(68,381)	—
Purchases of Federal Home Loan Bank stock	—	—	(642)
Purchases of Bank Owned Life Insurance	(267)	(267)	(267)
Net increase in Loans	(187,374)	(69,905)	(156,137)
Cash Paid for Acquisitions, Net of Cash Acquired	(269)	97,335	(13,670)
Purchase of Bank Premises and Equipment	(7,022)	(6,601)	(8,220)
Proceeds from the sale of Bank Premises and Equipment	37	67	57
Proceeds Resulting from Early Termination of a Hedging Relationship	—	6,099	—
Proceeds from the sale of other real estate owned	7,190	5,124	718
Proceeds from Sale Leaseback Transaction	—	—	31,433

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(163,784)	205,179	(200,262)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Net increase (decrease) in Time Deposits	(224,605)	(170,699)	136,307
Net increase in Other Deposits	477,094	265,506	5,394
Net increase (decrease) in Federal Funds Purchased
and Assets Sold Under Repurchase Agreements	(22,333)	19,572	32,277
Net increase (decrease) in Short Term Federal Home Loan Bank Advances	(10,000)	(81,000)	65,000
Repayment of Long Term Federal Home Loan Bank Advances	(50,000)	(180,910)	(97,631)
Net increase (decrease) in Treasury Tax & Loan Notes	892	(794)	(123)
Proceeds from Issuance of Subordinated Debentures	—	—	30,000
Proceeds from issuance of Preferred Stock and Stock Warrants	—	78,158	—
Redemption of Preferred Stock	—	(78,158)	—
Redemption of Warrants	—	(2,200)	—
Proceeds from exercise of stock options	743	307	695
Tax Expense (Benefit) from Stock Option Expense	68	(3)	131
Restricted Shares Surrendered	(114)	(3)	(4)
Dividends paid
Preferred Dividends	—	(1,118)	—
Common Dividends	(15,237)	(13,455)	(11,135)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	156,508	(164,797)	160,911

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	39,377	71,798	(17,309)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	121,905	50,107	67,416

CASH AND CASH EQUIVALENTS AT END OF YEAR	$161,282	$121,905	$50,107

Cash paid during the year for:
Interest on deposits and borrowings	$38,528	$52,884	$59,340
Income taxes	12,627	4,877	16,817
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfer of loans, net of charge-offs, to foreclosed assets	$10,836	$4,440	$2,063
In conjunction with the purchase acquisition detailed in Note 2 to the Consolidated Financial Statements, assets were acquired and liabilities were assumed as follows:
Common Stock Issued for acquisition	$—	$84,498	$76,228
Fair value of assets acquired, net of cash acquired	—	908,359	676,115
Fair value of liabilities assumed	—	921,945	586,419

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Summary of Significant Accounting Policies

Independent Bank Corp. (“the Company”) is a bank holding company whose principal subsidiary is Rockland Trust Company (“Rockland Trust” or the “Bank”). Rockland Trust is a state-chartered commercial bank, which operates 67 full service and three limited service retail branches, eight commercial banking centers, four investment management offices and four mortgage lending centers, all of which are located in eastern Massachusetts, including Cape Cod, with the exception of an investment management group office located in Rhode Island. Rockland Trust deposits are insured by the Federal Deposit Insurance Corporation, subject to regulatory limits. The Company’s primary source of income is from providing loans to individuals and small-to-medium sized businesses in its market area.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, the Bank and other wholly-owned subsidiaries, except subsidiaries that are not deemed necessary to be consolidated. All significant intercompany balances and transactions have been eliminated in consolidation. The Company consolidates subsidiaries in which it holds, directly or indirectly, more than 50% of the voting rights and where it exercises control. Entities where the Company holds 20% to 50% of the voting rights, or has the ability to exercise significant influence or both, are accounted for under the equity method. The Company would consolidate entities deemed to be variable interest entities (VIEs) when it is determined to be the primary beneficiary. A legal entity is referred to as a VIE if any of the following conditions exist: (1) the total equity investment at risk is insufficient to permit the legal entity to finance its activities without additional subordinated financial support from other parties, or (2) the entity has equity investors that cannot make significant decisions about the entity’s operations or that do not absorb their proportionate share of the expected losses or receive the expected returns of the entity.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

securities fair value and other-than-temporary impairment of certain investment securities, and valuation of goodwill and other intangibles and their respective analysis of impairment.

Significant Concentrations of Credit Risk

The vast majority of the Bank’s lending activities are conducted in the Commonwealth of Massachusetts. The Bank originates commercial and residential real estate loans, commercial and industrial loans, small business loans, consumer home equity loans, and other loans for its portfolio. The Bank considers a concentration of credit to a particular industry to exist when the aggregate credit exposure which includes direct, indirect or contingent obligations to a borrower, an affiliated group of borrowers or a non-affiliated group of borrowers engaged in one industry, exceeds 10% of the Bank’s loan portfolio.

Loans originated by the Bank to lessors of non-residential buildings represented 13.9% and 13.2% of the total loan portfolio as of December 31, 2010 and 2009, respectively. Within this concentration category the Company is well diversified among collateral property types and tenant industries.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold and assets purchased under resale agreements. Generally, federal funds are sold for up to two week periods. Included in cash and due from banks are interest bearing reserves held at the Federal Reserve Bank.

Securities

Trading assets are recorded at fair value with subsequent charges in fair value recorded in earnings.

Debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. Securities not classified as held to maturity or trading, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value, with changes in fair value excluded from earnings and reported in other comprehensive income, net of related tax. Purchase premiums and discounts are recognized in interest income, using the interest method, to arrive at periodic interest income at a constant effective yield, thereby reflecting the securities market yield. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Declines in the fair value of held to maturity and available for sale securities below their amortized cost deemed to be OTTI are written down to fair value as determined by a cash flow analysis. To the extent the estimated cash flows do not support the amortized cost, that amount is considered credit loss and recognized in earnings and the remainder of the OTTI charge is considered due to other factors, such as liquidity or interest rates, and thus is not recognized in earnings, but rather through other comprehensive income, net of related tax. The Company evaluates individual securities that have fair values below cost for six months or longer or for a shorter period of time if considered appropriate by management to determine if the decline in fair value is other-than-temporary. Consideration is given to the obligor of the security, whether the security is guaranteed, whether there is a projected adverse change in cash flows, the liquidity of the security, the type of security, the capital position of security issuers, and payment history of the security, amongst other factors when evaluating these individual securities.

Loans Held for Sale

Prior to July 1, 2010, loans originated and intended for sale in the secondary market were carried at the lower of cost or fair value (“LOCOM”). Effective July 1, 2010, pursuant to FASB ASC Topic No. 825, “Financial Instruments,” the Company elected to carry newly originated closed loans intended for sale at fair value. Changes in fair value relating to loans intended for sale and forward sale commitments are recorded in earnings and are offset by changes in fair value relating to interest rate lock commitments. Gains and losses on residential loan sales (sales proceeds minus carrying amount) are recorded in Mortgage Banking Income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Loans

Loans are carried at the principal amounts outstanding, or amortized acquired fair value in the case of acquired loans, adjusted by partial charge-offs and net deferred loan costs or fees. Loan fees and certain direct origination costs are deferred and amortized into interest income over the expected term of the loan using the level-yield method. When a loan is paid off, the unamortized portion is recognized into interest income. Interest income for commercial, small business, real estate, and consumer loans is accrued based upon the daily principal amount outstanding except for loans on nonaccrual status.

Loans are generally placed on nonaccrual status if the payment of principal or interest is past due more than 90 days or sooner if management considers such action to be prudent. As permitted by banking regulations, consumer loans past due 90 days or more may continue to accrue interest however, such loans are usually charged-off after 120 days of delinquency. In addition, certain commercial and real estate loans that are more than 90 days past due may be kept on an accruing status if the loan is well secured and in the process of collection. As a general rule, a commercial or real estate loan more than 90 days past due with respect to principal or interest is classified as a nonaccrual loan. Income accruals are suspended on all nonaccrual loans and all previously accrued and uncollected interest is reversed against current income. A loan remains on nonaccrual status until it becomes current with respect to principal and interest (and in certain instances remains current for up to six months), when management no longer has doubt about the collection of principal and interest, when the loan is liquidated, or when the loan is determined to be uncollectible and charged-off against the allowance for loan losses. When doubt exists as to the collectability of any payments received are applied to reduce the recorded investment in the asset to the extent necessary to eliminate such doubt.

In cases where a borrower experiences financial difficulties and the Company makes certain concessionary modifications to contractual terms, the loan is classified as a troubled debt restructuring (“TDR”). Modifications may include rate reductions, principal forgiveness, forbearance and other actions intended to minimize economic loss and avoid foreclosure or repossession of collateral. Generally, a nonaccrual loan that is restructured remains on nonaccrual for a period of six months to demonstrate the borrower can meet the restructured terms. However, performance prior to the restructuring, or significant events that coincide with the restructuring, are considered in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual status at the time of the restructuring or after a shorter performance period. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, the loan remains as a nonaccrual loan. Loans classified as a TDR remains classified as such until the loan is paid off.

Loans purchased with evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected are considered to be credit impaired. Evidence of credit quality deterioration as of the purchase date may include information such as past due and nonaccrual status, borrower credit scores and recent loan to value percentages. Purchased credit-impaired loans are accounted for under the FASB ASC Topic No. 310-30, “Receivables — Loans and Debt Securities Acquired with Deteriorated Credit Quality” and are initially measured at fair value, which includes estimated future credit losses expected to be incurred over the life of the loan. Accordingly, an allowance for credit losses related to these loans is not carried over and recorded at the acquisition date.

Allowance for Loan Losses

The allowance for loan losses is established based upon the level of estimated probable losses in the current loan portfolio. Loan losses are charged against the allowance when management believes the collectability of a loan balance is doubtful. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is allocated to loan types using both a formula-based approach applied to groups of loans and an analysis of certain individual loans for impairment. The formula-based approach emphasizes loss factors derived from actual historical portfolio loss rates, which are combined with an assessment of certain qualitative factors to determine the allowance amounts allocated to the various loan categories. Allowance amounts are determined based on an estimate of historical average annual percentage rate of loan loss for each loan category,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

a temporal estimate of the incurred loss emergence and confirmation period for each loan category, and certain qualitative risk factors considered in the computation of the allowance for loan losses.

The qualitative risk factors impacting the inherent risk of loss within the portfolio include the following:

•	National and local economic and business conditions

•	Level and trend of delinquencies

•	Level and trend of charge-offs and recoveries

•	Trends in volume and terms of loans

•	Risk selection, lending policy and underwriting standards

•	Experience and depth of management

•	Banking industry conditions and other external factors

•	Concentration risk

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

The Bank evaluates certain loans within the commercial and industrial, commercial real estate, commercial construction and small business portfolios individually for specific impairment. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Loans are selected for evaluation based upon a change in internal risk rating, occurrence of delinquency, loan classification, or nonaccrual status. A specific allowance amount is allocated to an individual loan when such loan has been deemed impaired and when the amount of the probable loss is able to be estimated. Estimates of loss may be determined by the present value of anticipated future cash flows or the loan’s observable fair market value, or the fair value of the collateral, if the loan is collateral dependent. However, for collateral dependent loans, the amount of the recorded investment in a loan that exceeds the fair value of the collateral is charged-off against the allowance for loan losses in lieu of an allocation of a specific allowance amount when such an amount has been identified definitively as uncollectable.

Large groups of small-balance homogeneous loans such as the residential real estate, residential construction, home equity and other consumer portfolios are collectively evaluated for impairment. As such, the Bank does not typically identify individual loans within these groupings as impaired loans or for impairment evaluation and disclosure. The Bank evaluates all TDRs for impairment on an individual loan basis regardless of loan type.

In the ordinary course of business, the Company enters into commitments to extend credit, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable. The credit risk associated with these commitments is evaluated in a manner similar to the allowance for loan losses. The reserve for unfunded lending commitments is included in other liabilities in the balance sheet. At December 31, 2010, the reserve for unfunded commitments was $493,000, compared to $415,000 at December 31, 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Loan Servicing

Servicing assets are recognized as separate assets when rights are acquired through sale of loans with servicing rights retained. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. Impairment is determined by stratifying the rights based on predominant characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance, to the extent that fair value is less than the capitalized amount. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. If the Company later determines that all or a portion of the impairment no longer exists, a reduction of the allowance may be recorded as an increase to income. Servicing rights are recorded in other assets and are amortized in proportion to and over the period of estimated net servicing income. The servicing asset is assessed for impairment based on fair value at each reporting date.

Servicing fee income is recorded for fees earned for servicing loans for investors. The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan, and are recorded as income when earned. The amortization of mortgage servicing rights is netted against loan servicing fee income.

Federal Home Loan Bank Stock

The Company, as a member of the Federal Home Loan Bank of Boston (“FHLBB”), is required to maintain an investment in capital stock of the FHLBB. Based on redemption provisions, the stock has no quoted market value and is carried at cost. The Company continually reviews its investment to determine if OTTI exists. The Company reviews recent public filings, rating agency analysis and other factors, when making the determination. There can be no assurance as to the outcome of management’s future evaluation of the Company’s investment in the FHLBB.

Bank Premises and Equipment

Land is carried at cost. Bank premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line half year convention method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the lease terms or the estimated useful lives of the improvements. Expected terms include lease option periods to the extent that the exercise of such options is reasonably assured, not to exceed fifteen years.

Goodwill and Identifiable Intangible Assets

Goodwill is the price paid which exceeds the net fair value of acquired businesses and is not amortized. Goodwill is evaluated for impairment at least annually, or more often in certain circumstances, by comparing fair value to carrying amount.

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

Identifiable intangible assets consist of core deposit intangibles, non-compete agreements, customer lists, and a brand name, and are amortized over their estimated lives on a method that approximates the amount of economic benefits that are realized by the Company. They are reviewed for impairment whenever events or changes in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

circumstances indicate that the carrying amount of the assets may not be recoverable. The range of useful lives are as follows:

Core Deposit Intangibles	7 - 10 Years
Non-Compete Agreements	5 Years
Customer Lists	10 Years
Brand name	5 Years
Leases	2 - 29 Years

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

Other Real Estate Owned and Other Foreclosed Assets

Assets in control of the Company or acquired through foreclosure are held for sale and are initially recorded at fair value less cost to sell at the date control is established, resulting in a new cost basis (“new cost basis”). The amount by which the recorded investment in the loan exceeds the fair value (net of estimated cost to sell) of the foreclosed asset is charged to the allowance for loan losses. Subsequent declines in the fair value of the foreclosed asset below the new cost basis are recorded through the use of a valuation allowance. Subsequent increases in the fair value are recorded as reductions in the allowance, but not below zero. Rental revenue received on foreclosed assets is included in Other Non-Interest Income, whereas operating expenses and changes in the valuation allowance relating to foreclosed assets are included in Other Non-Interest Expense.

Derivatives

Derivative instruments are carried at fair value in the Company’s financial statements. The accounting for changes in the fair value of a derivative instrument is determined by whether it has been designated and qualifies as part of a hedging relationship, and further, by the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, the Company designated the hedging instrument, based upon the exposure being hedged, as either a fair value hedge or a cash flow hedge. For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income, net of related tax, and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(i.e., the ineffective portion), if any, is recognized in current earnings during the period. For derivative instruments designated and qualifying as a fair value hedge (i.e., hedging the exposure to changes in the fair value of an asset or liability or an identified portion thereof that is attributable to the hedged risk), the gain or loss on the derivative instrument, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in current earnings during the period of the change in fair values. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in current earnings during the period of change. At the inception of a hedge, the Company documents certain items, including but not limited to the following: the relationship between hedging instruments and hedged items, Company risk management objectives, hedging strategies, and the evaluation of hedge transaction effectiveness. Documentation includes linking all derivatives designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific forecasted transactions.

Hedge accounting is discontinued prospectively when (1) a derivative is no longer highly effective in offsetting changes in the fair value or cash flow of a hedged item, (2) a derivative expires or is sold, (3) a derivative is de-designated as a hedge, because it is unlikely that a forecasted transaction will occur, or (4) it is determined that designation of a derivative as a hedge is no longer appropriate.

As part of its mortgage banking activities, the Company originates residential loan mortgages to be held for sale. In connection with these loans, the Company often offers interest rate lock commitments to prospective borrowers. The Company manages this interest rate risk by entering into offsetting forward sale agreements with third party investors. Both the interest rate lock commitments and forward sale agreements are off balance sheet commitments that are considered to be derivatives. The fair value of these derivatives are recognized in the income statement as Mortgage Banking Income.

The Company also enters into forward sales agreements for certain funded loans and loan commitments. The Company records unfunded commitments intended for sale and forward sales agreements at fair value with changes in fair value recorded as a component of Mortgage Banking Income.

Transfers of Financial Assets

Transfers of financial assets, typically residential mortgages are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Retirement Plans

At the measurement date, plan assets are determined based on fair value, generally representing observable market prices. The actuarial cost method used to compute the pension liabilities and related expense is the projected unit credit method. The projected benefit obligation is principally determined based on the present value of the projected benefit distributions at an assumed discount rate. The discount rate which is utilized is based on the investment yield of high quality corporate bonds available in the market place with maturities equal to projected cash flows of future benefit payments as of the measurement date. Periodic pension expense (or income) includes service costs, interest costs based on the assumed discount rate, the expected return on plan assets, if applicable, based on an actuarially derived market-related value and amortization of actuarial gains and losses. The overfunded or underfunded status of the plans is recorded as an asset or liability on the balance sheet, with changes in that status recognized through other comprehensive income, net of related taxes.

In the case of multiemployer plans, the pension expense is equal to the contributions made by the Company during the plan year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-Based Compensation

The Company values share-based awards granted using the Black-Scholes option-pricing model. The Company recognizes compensation expense for its awards on a straight-line basis over the requisite service period for the entire award (straight-line attribution method), ensuring that the amount of compensation cost recognized at any date at least equals the portion of the grant-date fair value of the award that is vested at that time.

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

Assets Under Administration

Assets held in a fiduciary or agency capacity for customers are not included in the accompanying consolidated balance sheet, as such assets are not assets of the Company. Revenue from administrative and management activities associated with these assets is recorded on an accrual basis.

Earnings Per Share

Basic earnings per share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding. Unvested restricted shares are considered outstanding in the computation of basic earnings per share as holders of unvested restricted stock awards participate fully in the awards of stock ownership of the Company, including voting and dividend rights. Diluted earnings per share have been calculated in a manner similar to that of basic earnings per share except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares (such as those resulting from the exercise of stock options) were issued during the period, computed using the treasury stock method.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale, unrealized losses related to factors other than credit on debt securities, unrealized gains and losses on cash flow hedges, and changes in the funded status of the pension plan, which are also recognized as separate components of equity.

Fair Value of Financial Instruments

Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 16, “Fair Value Measurements” within Notes to the Consolidated Financial Statements included in Item 8  hereto. Fair value estimates involve uncertainties and matters of significant judgment. Changes in assumptions or in market conditions could significantly affect the estimates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent Accounting Standards

FASB ASC Topic No. 310, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings” Update No. 2010-20.  Update 2011-01 temporarily delays the effective date of the disclosures about troubled debt restructurings in FASB ASC Topic No. 310, “Receivables” update 2010-20. The delay is intended to allow the FASB time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

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

FASB ASC Topic No. 310, “Receivables” Update 2010-18,  provides amendments to Subtopic No. 310-30 “Loans and Debt securities Acquired with Deteriorated Credit Quality” which clarifies that modifications to loans, which are accounted for within a pool of loans under this subtopic, are not removed from the pool even though they would otherwise be considered a trouble debt restructuring. When loans are accounted for as a pool, the purchase discount is not allocated to individual loans, thus all loans in the pool accrete at a single pool rate. The Company would be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows from the pool change. The amendment does not affect the accounting for loans under the scope of Subtopic 310-30 which are not accounted for within a pool. This statement was effective for the first interim reporting period ending after July 15, 2010, with early application permitted. The adoption of this standard did not have a material impact on the Company’s consolidated financial position or results of operations.

FASB ASC Topic No. 820, “Fair Value Measurement and Disclosures” Update 2010-06,  provides amendments to Subtopic No. 820-10 that require entities to disclose additional information regarding assets and liabilities that are transferred between levels of the fair value hierarchy. Entities are also required to disclose information in the Level 3 roll forward about purchases, sales, issuances and settlements on a gross basis. In addition to these new disclosure requirements, this Topic clarified existing guidance pertaining to the level of disaggregation at which fair value disclosures should be made and the requirements to disclose information about the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. This update is effective for interim and annual reporting periods beginning after December 15, 2009, except for the requirement to separately disclose purchases, sales, issuances and settlements in the Level 3 roll forward which becomes effective for fiscal years beginning after December 15, 2010. The adoption of this standard did not have a material impact to the Company’s consolidated financial position or results of operations.

(2)	Acquisitions

Benjamin Franklin Bancorp. Inc.

On April 10, 2009 the Company completed its acquisition of Benjamin Franklin Bancorp., Inc. (“Ben Franklin”), the parent of Benjamin Franklin Bank. The transaction qualified as a tax-free reorganization for federal income tax purposes, and former Ben Franklin shareholders received 0.59 shares of the Company’s

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As noted above, the Company acquired loans at fair value of $687.4 million. Included in this amount was $3.9 million of loans with evidence of deterioration of credit quality since origination for which it was probable, at the time of the acquisition, that the Company would be unable to collect all contractually required payments receivable. The Company’s evaluation of loans with evidence of loan deterioration as of the acquisition date resulted in a nonaccretable difference of $806,000, which is defined as the loan’s contractually required payments receivable in excess of the amount of its cash flows expected to be collected. The Company considered factors such as payment history, collateral values, and accrual status when determining whether there was evidence of deterioration of loan’s credit quality at the acquisition date. As of December 31, 2009 the carrying amount of these loans with evidence of loan deterioration was $1.8 million and there was a nonaccretable difference of $14,000 at December 31, 2009. The majority of the decrease in the nonaccretable difference during 2009 was due to loan charge-offs, with the remainder of the decrease being amortized into interest income.

A core deposit intangible of $6.6 million was recorded with an expected life of ten years. There was an additional $650,000 of other intangibles recorded related to non-compete agreements with a life of one year, and other various intangibles of $340,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Excluded from the pro forma results of operations for the year ended December 31, 2009 are merger costs, net of tax, of $9.3 million, or $0.47 per diluted share, respectively, primarily made up of the acceleration of certain compensation and benefit costs arising due to the change in control and other merger expenses.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following summarizes the unaudited pro forma results of operations as if the Company acquired Slades on January 1, 2008:

Year Ended
December 31,
2008

Net Interest Income after Provision for Loan Losses	$120,507
Net Income	23,041
Earnings Per Share- Basic	$1.42
Earnings Per Share- Diluted	$1.41

Excluded from the pro forma results of operations for the year ended December 31, 2008 are merger costs net of tax $641,000 or $0.04 per diluted share, respectively, primarily made up of the acceleration of certain compensation and benefit costs arising due to the change in control and other merger expenses.

(3)	Securities

Trading assets, at fair value, consist of the following:

	At December 31,
	2010	2009
	Fair Value
	(Dollars in thousands)

Cash Equivalents	$111	$71
Fixed Income Securities	1,584	1,229
Marketable Equity Securities	5,902	4,871

Total	$7,597	$6,171

The majority of trading assets are held solely for the purpose of funding certain executive non-qualified retirement obligations (see Note 14 “Employee Benefit Plans”). The remainder of the portfolio is comprised of equity securities, which consists of a fund whose investment objective is to invest in geographically specific private placement debt securities designed to support underlining economic activities such as community development and affordable housing. The Company realized a gain on trading activities of $150,000 in 2010, a loss of $215,000 in 2009, and a gain of $1,000 in 2008, which have been included in other income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amortized cost, gross unrealized holding gains and losses, other-than-temporary impairment recorded in other comprehensive income and fair value of securities available for sale at December 31 were as follows:

	2010					2009
			Gross Unrealized					Gross Unrealized
			Losses					Losses
		Gross		Other-Than-			Gross		Other-Than-
	Amortized	Unrealized		Temporary	Fair	Amortized	Unrealized		Temporary	Fair
	Cost	Gains	Other	Impairment	Value	Cost	Gains	Other	Impairment	Value
		(Dollars in thousands)					(Dollars in thousands)

U.S. Treasury Securities	$715	$2	$—	$—	$717	$744	—	—	$—	$744
Agency Mortgage-Backed Securities	296,821	16,481	—	—	313,302	435,929	16,450	(470)	—	451,909
Agency Collateralized Mortgage Obligations	45,426	779	(70)	—	46,135	31,323	774	(75)	—	32,022
Private Mortgage-Backed Securities(1)	10,408	—	—	(154)	10,254	15,640	—	(681)	(670)	14,289
State, County, and Municipal Securities	—	—	—	—	—	4,000	81	—	—	4,081
Single Issuer Trust Preferred Securities Issued by Banks	5,000	—	(779)	—	4,221	5,000	—	(1,990)	—	3,010
Pooled Trust Preferred Securities Issued by Banks and Insurers(1)	8,550	—	(2,309)	(3,413)	2,828	8,705	—	(2,382)	(3,728)	2,595

Total	$366,920	$17,262	$(3,158)	$(3,567)	$377,457	$501,341	$17,305	$(5,598)	$(4,398)	$508,650

(1)	During the years ended December 31, 2010 and 2009, the Company recorded credit related OTTI of $334,000 and $9.0 million, respectively, included in these amounts were $831,000 and $1.6 million, respectively, which the Company had previously recorded in OCI, as it was considered to be non-credit related.

The amortized cost, gross unrealized holding gains and losses, other-than-temporary impairment recorded in other comprehensive income, and fair value of securities held to maturity at December 31 were as follows:

	2010					2009
			Gross Unrealized					Gross Unrealized
			Losses					Losses
		Gross		Other-Than-			Gross		Other-Than-
	Amortized	Unrealized		Temporary	Fair	Amortized	Unrealized		Temporary	Fair
	Cost	Gains	Other	Impairment	Value	Cost	Gains	Other	Impairment	Value
	(Dollars in thousands)					(Dollars in thousands)

Agency Mortgage-Backed Securities	$95,697	$1,348	$(1,778)	$—	$95,267	$54,064	$503	$(283)	$—	$54,284
Agency Collateralized Mortgage Obligations	89,823	600	(1,691)	—	88,732	14,321	85	—	—	14,406
State, County, and Municipal Securities	10,562	167	—	—	10,729	15,252	384	—	—	15,636
Single Issuer Trust Preferred Securities Issued by Banks	6,650	19	(163)	—	6,506	9,773	—	(661)	—	9,112

Total	$202,732	$2,134	$(3,632)	$—	$201,234	$93,410	$972	$(944)	$—	$93,438

The Company recorded gross gains on the sale of available for sale securities of $458,000, $1.4 million, and $756,000 for the years ended December 31, 2010, 2009, and 2008, respectively. The Bank realized no gross losses on the sale of securities in 2010 and $25,000 and $1.4 million in gross losses on the sale of securities in 2009 and 2008, respectively. When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on the sale. In 2009 the majority of the acquired Ben Franklin portfolio was sold resulting in a gross loss of $25,000. In 2008 the Company sold a majority of the Slades’ investment securities portfolio, which comprised the majority of the $1.4 million in gross losses during 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A schedule of the contractual maturities of securities held to maturity and securities available for sale as of December 31, 2010 is presented below.

	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in thousands)		(Dollars in thousands)

Due in one year or less	$1,483	$1,510	$715	$717
Due from one year to five years	5,008	5,091	23,390	24,204
Due from five to ten years	4,824	5,003	85,231	89,767
Due after ten years	191,417	189,630	257,584	262,769

Total	$202,732	$201,234	$366,920	$377,457

The actual maturities of agency mortgage-backed securities, collateralized mortgage obligations, private mortgage-backed securities, and corporate debt securities will differ from the contractual maturities, due to the ability of the issuers to prepay underlying obligations. At December 31, 2010 and 2009, the Bank has $24.3 million and $31.7 million, respectively, of callable securities in its investment portfolio.

On December 31, 2010 and December 31, 2009 investment securities carried at $350.3 million and $297.2 million, respectively, were pledged to secure public deposits, assets sold under repurchase agreements, treasury tax and loan notes, letters of credit, and for other purposes as required by law. During 2009 the FHLBB changed the requirements for pledging securities as collateral by requiring that the securities be held in a safekeeping account at the FHLBB. The Bank currently is not safekeeping securities with the FHLBB and therefore the securities are not eligible to be pledged as collateral at this time. Management will continue to review the cost/benefit and its liquidity needs as it relates to safekeeping and pledging investment securities at the FHLBB. At December 31, 2010 and 2009 there were no securities pledged to the FHLBB to secure advances. The unpledged securities amount to $176.2 million at December 31, 2010.

At year-end December 31, 2010 and 2009, the Company had no investments in obligations of individual states, counties, or municipalities, which exceed 10% of stockholders’ equity.

Other-Than-Temporary Impairment

The Company continually reviews investment securities for the existence of OTTI, taking into consideration current market conditions, the extent and nature of changes in fair value, issuer rating changes and trends, the credit worthiness of the obligor of the security, volatility of earnings, current analysts’ evaluations, the Company’s intent to sell the security or whether it is more likely than not that the Company will be required to sell the debt security before its anticipated recovery, as well as other qualitative factors. The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment.

The following tables show the gross unrealized losses and fair value of the Company’s investments in an unrealized loss position, which the Company has not deemed to be OTTI, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		At December 31, 2010
		Less Than 12 Months		12 Months or Longer		Total
	# of		Unrealized	Fair	Unrealized		Unrealized
Description of Securities	Holdings	Fair Value	Losses	Value	Losses	Fair Value	Losses
	(Dollars in thousands)

Agency Mortgage-Backed Securities	4	$48,956	$(1,778)	$—	$—	$48,956	$(1,778)
Agency Collateralized Mortgage Obligations	6	72,631	(1,761)	—	—	72,631	(1,761)
Single Issuer Trust Preferred Securities Issued by Banks and Insurers	2	4,950	(163)	4,221	(779)	9,171	(942)
Pooled Trust Preferred Securities Issued by Banks and Insurers	2	—	—	2,364	(2,309)	2,364	(2,309)

Total Temporarily Impaired Securities	14	$126,537	$(3,702)	$6,585	$(3,088)	$133,122	$(6,790)

		At December 31, 2009
		Less Than 12 Months		12 Months or Longer		Total
	# of		Unrealized		Unrealized		Unrealized
Description of Securities	Holdings	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)

Agency Mortgage-Backed Securities	8	$62,716	$(753)	$—	$—	$62,716	$(753)
Agency Collateralized Mortgage Obligations	5	3,557	(75)	—	—	3,557	(75)
Private Mortgage-Backed Securities	1	—	—	8,653	(681)	8,653	(681)
Single Issuer Trust Preferred Securities Issued by Banks and Insurers	4	—	—	12,122	(2,651)	12,122	(2,651)
Pooled Trust Preferred Securities Issued by Banks and Insurers	2	—	—	2,334	(2,382)	2,334	(2,382)

Total Temporarily Impaired Securities	20	$66,273	$(828)	$23,109	$(5,714)	$89,382	$(6,542)

The Company does not intend to sell these investments and has determined based upon available evidence that it is more likely than not that the Company will not be required to sell the security before the recovery of its amortized cost basis. As a result, the Company does not consider these investments to be OTTI. The Company was able to determine this by reviewing various qualitative and quantitative factors regarding each investment category, information such as current market conditions, extent and nature of changes in fair value, issuer rating changes and trends, volatility of earnings, and current analysts’ evaluations. As a result of the Company’s review of these qualitative and quantitative factors, the causes of the impairments listed in the table above by category are as follows:

Agency Mortgage-Backed Securities and Collateralized Mortgage Obligations:  The unrealized loss on the Company’s investment in these securities is attributable to changes in interest rates and not due to credit deterioration, as these securities are implicitly guaranteed by the U.S. Government or one of its agencies.

Single Issuer Trust Preferred Securities:  This portfolio consists of two securities, both of which are below investment grade. The unrealized loss on these securities is attributable to the illiquid nature of the trust preferred market in the current economic environment. Management evaluates various financial metrics for each of the issuers, including capitalization rates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	December 31, 2010
							Total Cumulative
				Non-Credit			Other-Than-
			Gross	Related Other-			Temporary
		Amortized	Unrealized	Than-Temporary	Fair	Lowest Credit	Impairment
	Class	Cost	Gain/(Loss)	Impairment	Value	Ratings to Date	to Date
	(Dollars in thousands)

Pooled Trust Preferred Securities
Pooled Trust Preferred Security A	C1	$1,283	$—	$(1,164)	$119	C (Fitch); Ca (Moody’s)	$(4,840)
Pooled Trust Preferred Security B	D	—	—	—	—	C (Fitch)	(3,481)
Pooled Trust Preferred Security C	C1	513	—	(458)	55	C (Fitch); C (Moody’s)	(932)
Pooled Trust Preferred Security D	D	—	—	—	—	C (Fitch)	(990)
Pooled Trust Preferred Security E	C1	2,081	—	(1,791)	290	C (Fitch); C (Moody’s)	(3,159)
Pooled Trust Preferred Security F	B	1,889	(1,302)	—	587	CC (Fitch); Ca (Moody’s)	—
Pooled Trust Preferred Security G	A1	2,784	(1,007)	—	1,777	CCC+ (S&P); BB (Fitch); Baa3 (Moody’s)	—

TOTAL POOLED TRUST PREFERRED SECURITIES		$8,550	$(2,309)	$(3,413)	$2,828		$(13,402)

Private Mortgage-Backed Securities
Private Mortgage-Backed Securities — One	2A1	$4,535	$—	$(154)	$4,381	C (Fitch)	$(608)
Private Mortgage-Backed Securities — Two	A19	5,873	—	—	5,873	B3 (Moody’s)	(85)

TOTAL PRIVATE MORTGAGE-BACKED SECURITIES		$10,408	$—	$(154)	$10,254		$(693)

	Number of
	Performing Banks	Current	Total Projected	Excess Subordination (After
	and Insurance Cos.	Deferrals/Defaults/Losses	Defaults/Losses (as a	Taking into Account Best
	in Issuances	(As a % of Original	% of Performing	Estimate of Future
	(Unique)	Collateral)	Collateral)	Deferrals/Defaults/Losses)(1)

Pooled Trust Preferred Securities
Trust Preferred Security A	58	37.58%	27.31%	0.00%
Trust Preferred Security B	58	37.58%	27.31%	0.00%
Trust Preferred Security C	49	35.86%	25.31%	0.00%
Trust Preferred Security D	49	35.86%	25.31%	0.00%
Trust Preferred Security E	51	29.20%	20.13%	0.00%
Trust Preferred Security F	34	27.07%	25.86%	23.61%
Trust Preferred Security G	34	27.07%	25.86%	46.62%
Private Mortgage- Backed Securities
Private Mortgage-Backed Securities — One	N/A	0.00%	12.03%	0.00%
Private Mortgage-Backed Securities — Two	N/A	1.47%	6.07%	0.00%

(1)	Excess subordination represents the additional default/losses in excess of both current and projected defaults/losses that the security can absorb before the security experiences any credit impairment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Per review of the factors outlined above it was determined that seven of the securities shown in the table above were deemed to be OTTI. The remaining securities were not deemed to be OTTI as the Company does not intend to sell these investments and has determined, based upon available evidence, that it is more likely than not that the Company will not be required to sell the security before the recovery of its amortized cost basis.

The Company recorded OTTI of $334,000 and $9.0 million through earnings for the years ended December 31, 2010 and 2009, respectively, all of which was determined to be credit related. For the year ended December 31, 2008 the Company recorded OTTI on certain investment grade pooled trust preferred securities, which resulted in a charge to non-interest income of $7.2 million. In connection with the adoption of new authoritative guidance, previously recorded impairment charges which did not relate to credit loss were reclassified from retained earnings to OCI as of January 1, 2009. Accordingly, the Company recorded a cumulative effect adjustment that increased retained earnings and decreased OCI by $6.0 million, or $3.8 million, net of tax. The remaining $1.2 million of the previously recorded $7.2 million OTTI charge was deemed to be credit related. The following table shows the credit related component of other-than-temporary impairment.

For the Year Ended December 31, 2010
Credit Related
Component of
Other-Than-
Temporary
Impairment
(Dollars in thousands)

Balance at January 1, 2010	$(10,194)
Add:
Incurred on Securities not Previously Impaired	(85)
Incurred on Securities Previously Impaired	(249)
Less:
Realized Gain/Loss on Sale of Securities	—
Reclassification Due to Changes in Company’s Intent	—
Increases in Cash Flow Expected to be Collected	—

Balance at December 31, 2010	$(10,528)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4)	Loans, Allowance for Loan Losses and Credit Quality

The following table summarizes changes in the allowance for loan losses by loan category and bifurcates the amount of allowance allocated to each loan category based on collective impairment analysis and loans evaluated individually for impairment:

	As of December 31,
	Commercial and	Commercial Real	Commercial	Small	Residential	Consumer	Consumer
2010	Industrial	Estate	Construction	Business	Real Estate	Home Equity	Other	Total
	(Dollars in thousands)

Allowance for Loan Losses:

Beginning Balance	$7,545	$19,451	$2,457	$3,372	$2,840	$3,945	$2,751	$42,361

Charge- offs	5,170	3,448	1,716	2,279	557	939	2,078	16,187

Recoveries	361	1	—	217	59	131	657	1,426

Provision	7,687	5,935	1,404	2,430	573	232	394	18,655

Ending Balance	$10,423	$21,939	$2,145	$3,740	$2,915	$3,369	$1,724	$46,255

Ending balance: individually evaluated for impairment	$511	$411	$151	$221	$991	$17	$245	$2,547

Ending balance: collectively evaluated for impairment	$9,912	$21,528	$1,994	$3,519	$1,924	$3,352	$1,479	$43,708

Financing Receivables:

Ending balance: total loans by group	$502,952	$1,717,118	$129,421	$80,026	$478,111	$579,278	$68,773	$3,555,679	(1)

Ending balance: individually evaluated for impairment	$3,823	$26,665	$1,999	$2,494	$9,963	$428	$2,014	$47,386

Ending balance: collectively evaluated for impairment	$499,129	$1,690,453	$127,422	$77,532	$468,148	$578,850	$66,759	$3,508,293

	Commercial and	Commercial Real	Commercial	Small	Residential	Consumer	Consumer
2009	Industrial	Estate	Construction	Business	Real Estate	Home Equity	Other	Total

Allowance for Loan Losses:

Beginning Balance	$5,532	$15,942	$4,20 3	$2,170	$2,447	$3,091	$3,664	$37,049

Charge- offs	1,663	834	2,679	2,047	829	1,799	3,404	13,255

Recoveries	27	—	—	204	105	41	855	1,232

Provision	3,649	4,34 3	933	3,045	1,117	2,612	1,636	17,335

Ending Balance	$7,545	$19,451	$2,457	$3,372	$2,840	$3,945	$2,751	$42,361

Ending balance: individually evaluated for impairment	$403	$257	$—	$346	$584	$7	$175	$1,772

Ending balance: collectively evaluated for impairment	$7,142	$19,194	$2,457	$3,026	$2,256	$3,938	$2,576	$40,589

Financing Receivables:

Ending balance: total loans by group	$373,531	$1,614,474	$175,312	$82,569	$566,042	$471,862	$111,725	$3,395,515	(1)

Ending balance: individually evaluated for impairment	$4,603	$17,505	$9,261	$1,482	$8,385	$170	$1,323	$42,729

Ending balance: collectively evaluated for impairment	$368,928	$1,596,969	$166,051	$81,087	$557,657	$471,692	$110,402	$3,352,786

(1)	The amount of deferred fees included in the ending balance was $2.8 million and $3.4 million at December 31, 2010 and 2009, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table is a roll forward of the allowance for loan losses for the year ended December 31, 2008:

2008
(Dollars in thousands)

Allowance for Loan Losses, Beginning of Year	$26,831
Loans Charged-Off	(7,138)
Recoveries on Loans Previously Charged-Off	944

Net Charge-Offs	(6,194)
Allowance Related to Business Combinations	5,524
Provision Charged to Expense	10,888

Allowance for Loan Losses, End of Year	$37,049

For the purpose of estimating the allowance for loan losses, management segregates the loan portfolio into the portfolio segments detailed in the above tables. Each of these loan categories possess unique risk characteristics that are considered when determining the appropriate level of allowance for each segment. Some of the risk characteristics unique to each loan category include:

Commercial & Industrial — Loans in this category consist of revolving and term loan obligations extended to business and corporate enterprises for the purpose of financing working capital and/or capital investment. Collateral generally consists of pledges of business assets including, but not limited to: accounts receivable, inventory, plant & equipment, or real estate, if applicable. Repayment sources consist of: primarily, operating cash flow, and secondarily, liquidation of assets. The Bank’s policy is to obtain personal guaranties for payment from individuals holding material ownership interests of the borrowing entities.

Real Estate — Commercial — Loans in this category consist of mortgage loans to finance investment in real property such as multi-family residential, commercial/retail, office, industrial, hotels, educational and healthcare facilities and other specific use properties. Loans are typically written with amortizing payment structures. Collateral values are determined based upon third party appraisals and evaluations. Loan to value ratios at origination are governed by established policy and regulatory guidelines. Repayment sources consist of: primarily, cash flow from operating leases and rents, and secondarily, liquidation of assets. The Bank’s policy is to obtain personal guaranties for payment from individuals holding material ownership interests of the borrowing entities.

Commercial Real Estate — Construction — Loans in this category consist of short-term construction loans, revolving and non-revolving credit lines and construction/permanent loans to finance the acquisition, development and construction or rehabilitation of real property. Project types include: residential 1-4 family condominium and multi-family, commercial/retail, office, industrial, hotels, educational and healthcare facilities and other specific use properties. Loans may be written with non-amortizing or hybrid payment structures depending upon the type of project. Collateral values are determined based upon third party appraisals and evaluations. Loan to value ratios at origination are governed by established policy and regulatory guidelines. Repayment sources vary depending upon the type of project and may consist of: sale or lease of units, operating cash flow or liquidation of other assets. The Bank’s policy is to obtain personal guaranties for payment from individuals holding material ownership interests of the borrowing entities.

Business Banking — Loans in this category consist of revolving, term loan and mortgage obligations extended to sole proprietors and small businesses for purposes of financing working capital and/or capital investment. Collateral generally consists of pledges of business assets including, but not limited to: accounts receivable, inventory, plant & equipment, or real estate, if applicable. Repayment sources consist of: primarily, operating cash flow, and secondarily, liquidation of assets. The Bank’s policy is to obtain personal guaranties for payment from individuals holding material ownership interests of the borrowing entities.

Real Estate — Residential  — Residential mortgage loans held in the Bank’s portfolio are made to borrowers who demonstrate ability to make scheduled payments with full consideration to underwriting factors such as current and expected income, employment status, current assets, other financial resources, credit history and the value of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the collateral. Collateral consists of mortgage liens on 1-4 family residential properties. The Company does not originate sub-prime or other riskier types of residential loans.

Consumer — Home Equity  — Home equity loans and lines are made to qualified individuals for legitimate purposes secured by senior or junior mortgage liens on owner-occupied 1-4 family homes, condominiums or vacation homes or on non-owner occupied 1-4 family homes with more restrictive loan to value requirements. Borrower qualifications include favorable credit history combined with supportive income requirements and combined loan to value ratios within established policy guidelines.

Consumer — Other  — Other consumer loan products including personal lines of credit and amortizing loans made to qualified individuals for various purposes such as education, auto loans, debt consolidation, personal expenses or overdraft protection. Borrower qualifications include favorable credit history combined with supportive income and collateral requirements within established policy guidelines. Consumer — Other loans may be secured or unsecured. Auto loans collateral consists of liens on motor vehicles.

Credit Quality

The Company continually monitors the asset quality of the loan portfolio using all available information. Based on this information, loans demonstrating certain payment issues or other weaknesses may be categorized as delinquent, impaired, nonperforming and/or put on nonaccrual status. Additionally, in the course of resolving such loans, the Company may choose to restructure the contractual terms of certain loans to match the borrower’s ability to repay the loan based on their current financial condition. If a restructured loan meets certain criteria, it may be categorized as a TDR. The Company reviews numerous credit quality indicators when assessing the risk in its loan portfolio.

For the commercial and industrial, commercial real estate, commercial construction and small business portfolios, the Company utilizes a 10-point commercial risk rating system, which assigns a risk-grade to each borrower based on a number of quantitative and qualitative factors associated with a commercial loan transaction. Factors considered include industry and market conditions, position within the industry, earnings trends, operating cash flow, asset/liability values, debt capacity, guarantor strength, management and controls, financial reporting, collateral, and other considerations. The risk-ratings categories are defined as follows:

1- 6 Rating — Pass

Risk-rating grades “1” through “6” comprise those loans ranging from ‘Substantially Risk Free’ which indicates borrowers are of unquestioned credit standing and the pinnacle of credit quality, well established national companies with a very strong financial condition, and loans fully secured by cash collateral, through ‘Acceptable Risk’, which indicated borrowers may exhibit declining earnings, strained cash flow, increasing leverage and/or weakening market fundamentals that indicate above average or below average asset quality, margins and market share. Collateral coverage is protective.

7 Rating — Potential Weakness

Borrowers exhibit potential credit weaknesses or downward trends deserving Bank management’s close attention. If not checked or corrected, these trends will weaken the Bank’s asset and position. While potentially weak, these borrowers are currently marginally acceptable; no loss of principal or interest is envisioned.

8 Rating — Definite Weakness — Loss Unlikely

Borrowers exhibit well defined weaknesses that jeopardize the orderly liquidation of debt. Loan may be inadequately protected by the current net worth and paying capacity of the obligor or by the collateral pledged, if any. Normal repayment from the borrower is in jeopardy, although no loss of principal is envisioned. However, there is a distinct possibility that a partial loss of interest and/or principal will occur if the deficiencies are not corrected. Collateral coverage may be inadequate to cover the principal obligation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9 Rating — Partial Loss Probable

Borrowers exhibit well defined weaknesses that jeopardize the orderly liquidation of debt with the added provision that the weaknesses make collection of the debt in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Serious problems exist to the point where partial loss of principal is likely.

10 Rating — Definite Loss

Borrowers deemed incapable of repayment. Loans to such borrowers are considered uncollectible and of such little value that continuation as active assets of the Bank is not warranted.

The credit quality of the commercial loan portfolio is actively monitored and any changes in credit quality are reflected in risk-rating changes. Risk ratings are assigned or reviewed for all new loans, when advancing significant additions to existing relationships (over $50,000), at least quarterly for all actively managed loans, and any time a significant event occurs, including at renewal of the loan.

The Company utilizes a comprehensive strategy for monitoring commercial credit quality. Borrowers are required to provide updated financial information at least annually which is carefully evaluated for any changes in credit quality. Larger loan relationships are subject to a full annual credit review by an experienced credit analysis group. Additionally, the Company retains an independent loan review firm to evaluate the credit quality of the commercial loan portfolio. The independent loan review process achieves significant penetration into the commercial loan portfolio and reports the results of these reviews to the Audit Committee of the Board of Directors on a quarterly basis.

In addition to the extensive quantitative approach for monitoring credit quality, the commercial loan officers endeavor to maintain strong, interactive relationships with each customer. These close relationships facilitate the early identification of potential weakness within the loan portfolio. The loan officers proactively work with troubled borrowers to alleviate potential problems and avoid further credit quality deterioration. Adversely-rated credits that demonstrate significant deterioration in credit quality are transferred to a specialized group of seasoned workout officers for individual attention.

The following table details the internal risk grading categories for the Company’s commercial and industrial, commercial real estate, commercial construction and small business portfolios:

	As of December 31,
	Risk	Commercial and Industrial		Commercial Real Estate		Commercial		Small Business
Category	Rating	2010	2009	2010	2009	2010	2009	2010	2009

Pass	1 - 6	$445,116	$330,080	$1,496,822	$1,396,229	$110,549	$138,848	$70,987	$75,684
Potential Weakness	7	30,250	23,557	99,400	129,425	6,311	17,157	5,252	4,527
Definite Weakness — Loss Unlikely	8	25,864	19,784	117,850	88,463	12,561	19,307	3,533	2,178
Partial Loss Probable	9	1,722	110	3,046	357	—	—	254	180
Definitive Loss	10	—	—	—	—	—	—	—	—

Total		$502,952	$373,531	$1,717,118	$1,614,474	$129,421	$175,312	$80,026	$82,569

For the Company’s residential real estate, residential construction, home equity and other consumer portfolios, the quality of the loan is best indicated by the repayment performance of an individual borrower. However, the Company does supplement performance data with current FICO and Loan to Value (“LTV”) estimates. Current FICO data is purchased and appended to all consumer loans on a quarterly basis. In addition, automated valuation services and broker opinions of value are used to supplement original value data for the residential and home equity portfolios, periodically, typically twice per annum. Delinquency status is determined using payment performance, while accrual status may be determined using a combination of payment performance, expected borrower viability and collateral value. Nonaccrual consumer loans that have been restructured must perform for a period of 6 months before being removed from nonaccrual status. Delinquent consumer loans are managed by a team of seasoned collection specialists.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Bank’s philosophy toward managing its loan portfolios is predicated upon careful monitoring, which stresses early detection and response to delinquent and default situations. The Bank seeks to make arrangements to resolve any delinquent or default situation over the shortest possible time frame. As a general rule, loans more than 90 days past due with respect to principal or interest are classified as a nonaccrual loan. As permitted by banking regulations, certain consumer loans past due 90 days or more may continue to accrue interest. The Company also may use discretion regarding other loans over 90 days delinquent if the loan is well secured and in process of collection.

The Company considers all nonaccrual loans and any loans over 90 days delinquent to be nonperforming. Set forth is information regarding the Company’s nonperforming loans at the period shown.

The following table shows nonaccrual loans at the dates indicated:

	At December 31,
	2010	2009
	(Dollars in thousands)

Loans accounted for on a nonaccrual basis(1)
Commercial and Industrial	$3,123	$4,205
Commercial Real Estate(2)	9,836	18,525
Small Business	887	793
Residential Real Estate	6,728	10,829
Home Equity	1,752	1,166
Consumer — Other	505	373

Total nonaccrual loans	$22,831	$35,891

(1)	There were $4.0 million and $3.5 million nonaccruing TDRs at December 31, 2010 and 2009, respectively.

(2)	Commercial real estate includes commercial construction.

The following table shows the age analysis of past due financing receivables as of the dates indicated:

	December 31, 2010
											Recorded
	30-59 days		60-89 days		90 days or more		Total Past Due			Total	Investment
	Number	Principal	Number	Principal	Number	Principal	Number	Principal		Financing	>90 Days
	of Loans	Balance	of Loans	Balance	of Loans	Balance	of Loans	Balance	Current	Receivables	and Accruing
	(Dollars in thousands)

Commercial and Industrial	16	$1,383	8	$910	18	$2,207	42	$4,500	$498,452	$502,952	$—
Commercial Real Estate	13	2,809	7	4,820	29	6,260	49	13,889	1,703,229	1,717,118	—
Commercial Construction	—	—	—	—	9	1,999	9	1,999	127,422	129,421	—
Small Business	23	1,071	11	302	19	420	53	1,793	78,233	80,026	—
Residential Real Estate	14	4,793	6	865	21	4,050	41	9,708	464,228	473,936	—
Residential Construction	—	—	—	—	—	—	—	—	4,175	4,175	—
Home Equity	31	1,737	8	878	12	1,095	51	3,710	575,568	579,278	4
Consumer — Other	402	2,986	89	478	85	564	576	4,028	64,745	68,773	273

Total	499	$14,779	129	$8,253	193	$16,595	821	$39,627	$3,516,052	$3,555,679	$277

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2009
											Recorded
	30-59 days		60-89 days		90 days or more		Total Past Due			Total	Investment
	Number	Principal	Number	Principal	Number	Principal	Number	Principal		Financing	>90 Days
	of Loans	Balance	of Loans	Balance	of Loans	Balance	of Loans	Balance	Current	Receivables	and Accruing
	(Dollars in thousands)

Commercial and Industrial	22	$3,519	8	$2,182	18	$3,972	48	$9,673	$363,858	$373,531	$—
Commercial Real Estate	22	5,803	8	6,163	43	16,875	73	28,841	1,585,633	1,614,474	—
Commercial Construction	—	—	—	—	—	—	—	—	175,312	175,312	—
Small Business	34	945	13	163	21	419	68	1,527	81,042	82,569	—
Residential Real Estate	11	2,815	12	2,431	22	5,130	45	10,376	544,930	555,306	—
Residential Construction	—	—	—	—	—	—	—	—	10,736	10,736	—
Home Equity	26	1,956	7	303	14	876	47	3,135	468,727	471,862	—
Consumer — Other	480	3,899	46	759	47	509	573	5,167	106,558	111,725	292

Total	595	$18,937	94	$12,001	165	$27,781	854	$58,719	$3,336,796	$3,395,515	$292

In the course of resolving nonperforming loans, the Bank may choose to restructure the contractual terms of certain loans. The Bank attempts to work-out an alternative payment schedule with the borrower in order to avoid foreclosure actions. Any loans that are modified are reviewed by the Bank to identify if a TDR has occurred, which is when, for economic or legal reasons related to a borrower’s financial difficulties, the Bank grants a concession to the borrower that it would not otherwise consider. Terms may be modified to fit the ability of the borrower to repay in line with its current financial status and the restructuring of the loan may include the transfer of assets from the borrower to satisfy the debt, a modification of loan terms, or a combination of the two.

The Bank’s policy is to have any restructured loans which are on nonaccrual status prior to being modified remain on nonaccrual status for approximately six months, subsequent to being modified, before management considers its return to accrual status. If the restructured loan is on accrual status prior to being modified, it is reviewed to determine if the modified loan should remain on accrual status.

The following table shows the TDR loans on accrual and nonaccrual status as of the dates indicated:

	December 31, 2010
	TDRs on Accrual Status		TDRs on Nonaccrual Status		Total TDRs
	Number of	Balance of	Number of	Balance of	Number of	Balance of
	Loans	Loans	Loans	Loans	Loans	Loans
			(Dollars in thousands)

Commercial and Industrial	10	$443	1	$555	11	$998
Commercial Real Estate	14	13,679	4	1,468	18	15,147
Small Business	49	1,523	—	—	49	1,523
Residential Real Estate	25	8,329	6	1,634	31	9,963
Home Equity	4	242	2	186	6	428
Consumer — Other	138	1,875	4	139	142	2,014

TOTAL TDRs	240	$26,091	17	$3,982	257	$30,073

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2009
	TDRs on Accrual Status		TDRs on Nonaccrual Status		Total TDRs
	Number of	Balance of	Number of	Balance of	Number of	Balance of
	Loans	Loans	Loans	Loans	Loans	Loans
			(Dollars in thousands)

Commercial Real Estate	4	$3,414	—	$—	4	$3,414
Small Business	9	690	—	—	9	690
Residential Real Estate	16	5,009	10	3,376	26	8,385
Home Equity	1	48	1	122	2	170
Consumer — Other	67	1,323	—	—	67	1,323

TOTAL TDRs	97	$10,484	11	$3,498	108	$13,982

The amount of the specific reserve associated with the TDRs was $1.6 million and $1.0 million at December 31, 2010 and 2009, respectively. At December 31, 2010, the amount of additional commitments to lend funds to borrowers who have been a party to a TDR was $1.2 million. In 2010 $21.8 million loans were new to TDR and $1.2 million of TDRs moved from nonaccrual to accrual in 2010.

The table below sets forth information regarding the Company’s impaired loans as of the dates indicated:

	Year Ended December 31,
	2010
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(Dollars in thousands)

With no Related Allowance Recorded:
Commercial & Industrial	$2,451	$2,917	$—	$2,539	$171
Commercial Real Estate	19,538	20,280	—	20,223	1,394
Commercial Construction	230	230	—	248	13
Small Business	1,541	1,656	—	1,689	122
Residential Real Estate(1)	205	205	—	205	10
Consumer — Home Equity	—	—	—	—	—
Consumer — Other	10	10	—	7	—

Subtotal	23,975	25,298	—	24,911	1,710
With an Allowance Recorded:
Commercial & Industrial	$1,372	$1,373	$511	$1,384	$94
Commercial Real Estate	7,127	7,379	411	7,346	438
Commercial Construction	1,769	1,769	151	1,762	76
Small Business	953	954	221	956	63
Residential Real Estate(1)	9,758	10,146	991	9,836	396
Consumer — Home Equity	428	435	17	432	21
Consumer — Other	2,004	2,035	245	1,364	58

Subtotal	23,411	24,091	2,547	23,080	1,146

Total	$47,386	$49,389	$2,547	$47,991	$2,856

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2009
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(Dollars in thousands)

With no Related Allowance Recorded:
Commercial & Industrial	$2,927	$3,086	$—	$3,382	$216
Commercial Real Estate	13,058	13,228	—	13,126	936
Commercial Construction	9,261	10,626	—	9,899	611
Small Business	629	716	—	712	30
Residential Real Estate(1)	3,376	3,376	—	3,298	172
Consumer — Home Equity	122	122	—	124	5
Consumer — Other	—	—	—	—	—

Subtotal	29,373	31,154	—	30,541	1,970
With an Allowance Recorded:
Commercial & Industrial	$1,676	$1,676	$403	$1,119	$134
Commercial Real Estate	4,447	4,458	257	4,550	175
Commercial Construction	—	—	—	—	—
Small Business	853	914	346	749	36
Residential Real Estate(1)	5,009	5,009	584	4,131	246
Consumer — Home Equity	48	48	7	48	3
Consumer — Other	1,323	1,338	175	1,049	50

Subtotal	13,356	13,443	1,772	11,646	644

Total	$42,729	$44,597	$1,772	$42,187	$2,614

(1)	Includes residential construction loans.

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

	2010	2009
	(Dollars in thousands)

Net Principal Balance of Loans Outstanding as of January 1,	$31,503	$35,143
Loan Advances	50,197	49,889
Loan Payments/Payoffs	(51,714)	(53,529)

Net Principal Balance of Loans Outstanding as of December 31,	$29,986	$31,503

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5)	Bank Premises and Equipment

Bank premises and equipment at December 31, were as follows:

			Estimated
	2010	2009	Useful Life
	(Dollars in thousands)		(In Years)

Cost:
Land	$11,873	$11,873	N/A
Bank Premises	21,698	20,058	5-39
Leasehold Improvements	16,650	15,374	1-15
Furniture and Equipment	44,914	42,732	3-10

Total Cost	95,135	90,037

Accumulated Depreciation	(49,423)	(45,802)

Net Bank Premises and Equipment	$45,712	$44,235

Depreciation expense related to bank premises and equipment was $5.2 million in 2010, $4.6 million in 2009, and $4.1 million in 2008, which is included in occupancy and equipment expense and computer software expense.

(6)	Goodwill and Identifiable Intangible Assets

Goodwill and identifiable intangible assets as of December 31, 2010 and December 31, 2009 were $142.0 million and $143.7 million, respectively. During the second quarter of 2009 the Company acquired Ben Franklin resulting in additional goodwill of $12.2 million and core deposit and other identifiable intangible assets of $7.6 million. During 2008 the Company completed the acquisition of Slade’s Ferry Bancorp., which resulted in additional goodwill of $58.0 million and other identifiable intangible assets of $9.0 million. Additionally, the Company recorded additional goodwill of approximately $269,000, $718,000, and $200,000 in 2010, 2009, and 2008, respectively relating to earn out payments from prior acquisitions.

The Company has $129.6 million of goodwill recorded as of December 31, 2010, of which approximately $39.5 million is expected to be deductible for tax purposes.

The changes in goodwill and identifiable intangible assets for the years ended December 31, 2010, 2009, and 2008 are shown in the table below:

	Carrying Amount of Goodwill and Intangibles
		Core Deposit	Other Identifiable
	Goodwill	Intangibles	Intangible Assets	Total
	(Dollars in thousands)

Balance at December 31, 2007	$58,296	$1,134	$981	$60,411
Recorded during the year	58,141	8,761	200	67,102
Amortization Expense	—	(1,528)	(275)	(1,803)

Balance at December 31, 2008	$116,437	$8,367	$906	$125,710
Recorded during the year	12,911	6,626	990	20,527
Amortization Expense	—	(1,929)	(578)	(2,507)

Balance at December 31, 2009	$129,348	$13,064	$1,318	$143,730
Recorded during the year	269	—	—	269
Amortization Expense	—	(1,789)	(254)	(2,043)

Balance at December 31, 2010	$129,617	$11,275	$1,064	$141,956

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the estimated annual amortization expense of the identifiable intangible assets:

	2011	2012	2013	2014	2015	2016 -2038	Total
	(Dollars in thousands)

Core Deposit Intangibles	$1,615	$1,449	$1,449	$1,449	$1,449	$3,864	$11,275
Other Intangible Assets	77	156	158	147	137	389	1,064

Total Identifiable Intangible Assets	$1,692	$1,605	$1,607	$1,596	$1,586	$4,253	$12,339

The weighted average amortization period for core deposit intangibles is 9.62 years.

(7)	Deposits

The following is a summary of the scheduled maturities of time deposits as of December 31:

	2010		2009
	(Dollars in thousands)

1 year or less	$587,780	84.79%	$779,449	84.93%
Over 1 year to 2 years	62,389	9.00%	107,271	11.69%
Over 2 years to 3 years	32,545	4.70%	22,942	2.50%
Over 3 years to 4 years	10,046	1.45%	7,067	0.77%
Over 4 years to 5 years	416	0.06%	1,052	0.11%
Over 5 years	—	0.00%	—	0.00%

Total	$693,176	100.00%	$917,781	100.00%

As of December 31, 2010 and 2009 the amount of overdraft deposits that were reclassified to the loan category was $1.2 million and $863,000, respectively.

(8)	Borrowings

Short-term borrowings consist of federal funds purchased, assets sold under repurchase agreements, FHLB borrowings, and treasury tax and loan notes that are contractually due within a year from the maturity date. Information on the amounts outstanding and interest rates of short-term borrowings for each of the three years ended December 31 are as follows:

	2010	2009	2008
	(Dollars in thousands)

Balance outstanding at end of year	$316,163	$352,604	$329,826
Average daily balance outstanding	341,447	329,712	207,614
Maximum balance outstanding at any month end	361,060	352,604	329,826
Weighted average interest rate for the year	1.54%	0.83%	2.49%
Weighted average interest rate at end of year	0.84%	1.17%	0.93%

At December 31, 2010 and 2009, the Bank had $2.2 billion and $2.4 billion, respectively, of assets pledged as collateral against borrowings. The assets are pledged to the FHLBB and the Federal Reserve Bank of Boston. The Bank has a $630.8 million available borrowing capacity with the Federal Reserve Bank of Boston. At December 31, 2010, the Company had no outstanding borrowings with the Federal Reserve Bank of Boston.

The Bank has repurchase agreements with major brokerage firms. Borrowings under these agreements are classified as assets sold under repurchase agreements. Both wholesale and retail repurchase agreements are collateralized by securities issued or guaranteed by government sponsored enterprises. At December 31, 2010 and 2009, the Company had $50.0 million of securities repurchase agreements outstanding with third party brokers. In addition to these agreements, the Bank has entered into repurchase agreements with certain customers. At

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2010 and 2009, the Bank had $118.1 million and $140.5 million, respectively, of customer repurchase agreements outstanding. The related securities are included in securities available for sale.

FHLB borrowings are collateralized by a blanket pledge agreement on the Bank’s FHLB stock, certain qualified investment securities, deposits at the Federal Home Loan Bank, residential mortgages held in the Bank’s portfolio, and certain commercial real estate loans. The Bank’s available borrowing capacity at the Federal Home Loan Bank was approximately $370.4 million and $356.0 million at December 31, 2010 and 2009, respectively. In addition, the Bank has a $5.0 million line of credit with the FHLB, none of which was outstanding at December 31, 2010 or 2009.

The Company makes extensive use of interest rate swaps as a component of managing interest rate risk, an example of this is swapping short-term FHLBB advances to a fixed rate. The following table shows the effective maturities of FHLBB advances inclusive of the interest rate swaps:

	2010		2009
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
	(Dollars in thousands)

Due in one year or less	$70,522	1.82%	$110,003	3.02%
Due in greater than one year to five years	176,725	2.70%	194,078	2.92%
Due in greater than five years	55,167	3.42%	58,855	3.47%

Total	$302,414	2.63%	$362,936	3.04%

Of the $302.4 million outstanding at year-end, $125.0 million of these borrowings are hedged by interest rate swaps to fix the rate of interest at an average rate of 2.85% through December 10, 2018.

Included as long-term borrowings on the Company’s balance sheet are junior subordinated debentures, which quality as a form of regulatory capital, payable to the Company’s unconsolidated VIEs, Trust V and Slade Ferry Trust I, which issued trust preferred securities. At December 31, 2010 the Company has $61.8 million of junior subordinated debentures, of which $51.5 million were issued to an unconsolidated subsidiary, Trust V, in connection with the issuance of variable rate (LIBOR plus 1.48%) capital securities due in 2037, which is callable March 2012. The Company has locked in a fixed rate of interest of 6.52%, for 10 years, through an interest rate swap. The Company also has $10.3 million of outstanding junior subordinated debentures issued to an unconsolidated subsidiary, Slade’s Ferry Trust I, in connection with the issuance of variable rate (LIBOR plus 2.79%) capital securities due in 2034 which is callable quarterly until maturity. The Company unconditionally guarantees all Trust V and Slade’s Ferry Statutory Trust obligations under the trust preferred securities.

In August 2008, Rockland Trust Company issued $30.0 million of subordinated debt to USB Capital Resources Inc., a wholly-owned subsidiary of U.S. Bank National Association. The subordinated debt, which qualifies as Tier 2 capital under Federal Deposit Insurance Corporation rules and regulations, was issued and sold through a private placement pursuant to a subordinated debt purchase agreement which includes customary representations, warranties, covenants, and events of default. The subordinated debt matures on August 27, 2018. The Bank may, with regulatory approval, redeem the subordinated debt without penalty at any time on or after August 27, 2013. The interest rate for the subordinated debt is fixed at 7.02% until August 27, 2013. After that point the subordinated debt, if not redeemed, will have a floating interest rate determined, at the option of the Bank, at either the then current: LIBOR plus 3.00%; or, the U.S. Bank base rate plus 1.25%.

Unamortized debt issuance costs are included in other assets. Unamortized issuance costs were $447,000 and $490,000 at December 31, 2010 and 2009, respectively.

Interest expense on the junior subordinated debentures and subordinated debt, reported as interest on borrowings, which includes the amortization of the issuance cost, was $5.8 million in 2010, $5.9 million in 2009, and $4.6 million in 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(9)	Earnings Per Share

Earnings per share consisted of the following components for the years ended December 31:

	2010	2009	2008
	(Dollars in thousands)

Net Income	$40,240	$22,989	$23,964
Less: Preferred Stock Dividends	—	5,698	—

Net Income Available to Common Shareholders	$40,240	$17,291	$23,964

	Weighted Average Shares
	(Shares in thousands)

Basic Shares(1)	21,178	19,643	15,695
Effect of dilutive securities	26	30	64

Diluted Shares	21,204	19,673	15,759

Net Income Available to Common Shareholders per Share
Basic EPS	$1.90	$0.88	$1.53
Effect of dilutive securities	—	—	(0.01)

Diluted EPS	$1.90	$0.88	$1.52

(1)	Unvested restricted stock awards were not considered outstanding in the computation of basic earnings per share due to the immaterial balance for the years ended December 31, 2009 and 2008.

The following table illustrates the options to purchase common stock that were excluded from the calculation of diluted earnings per share because they were anti-dilutive:

	As of December 31,
	2010	2009	2008

Stock Options	790,140	1,024,831	772,037

(10)	Stock Based Compensation

The Company has the following stock-based plans, all of which have been approved by the Company’s Board of Directors and shareholders:

•	1996 Non-Employee Directors’ Stock Option Plan (“the 1996 Plan”)

•	1997 Employee Stock Option Plan (“the 1997 Plan”)

•	2005 Employee Stock Plan (“the 2005 Plan”)

•	2006 Non-Employee Director Stock Plan (“the 2006 Plan”)

•	2010 Non-Employee Director Stock Plan (“the 2010 Plan”)

In addition, in connection with the Ben Franklin acquisition the Company agreed to convert, for a two-year period, the options granted to certain Ben Franklin employees prior to the acquisition to acquire Ben Franklin stock into options to acquire the Company’s stock (“the Ben Franklin Plan”).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the amount of cumulatively granted stock options and restricted stock awards, net of forfeitures, through December 31, 2010:

				Cumulative Granted, Net of
	Authorized	Authorized		Forfeitures
	Stock	Restricted		Stock	Restricted
	Option Awards	Stock Awards	Total	Option Awards	Stock Awards	Total

1996 Plan	300,000	N/A	300,000	203,000	N/A	203,000
1997 Plan	1,100,000	N/A	1,100,000	1,019,896	N/A	1,019,896
2005 Plan	(1)	(1)	800,000	420,300	217,835	638,135
2006 Plan	(2)	(2)	50,000	15,000	20,400	35,400
2010 Plan	(3)	(3)	300,000	15,000	16,800	31,800
Ben Franklin Plan	210,286	N/A	210,286	202,716	N/A	202,716

(1)	The Company may award up to a total of 800,000 shares as stock options or restricted stock awards.

(2)	The Company may award up to a total of 50,000 shares as stock options or restricted stock awards. During 2010, the remaining 14,600 shares were transferred and available for issue under the 2010 Plan.

(3)	The Company may award up to a total of 300,000 shares as stock options or restricted stock awards, in addition to the remaining 14,600 shares that were transferred from the 2006 Plan.

At December 31, 2010, there were no shares available for grant under the 1996 Plan and the 1997 Plan due to their expirations. The remaining shares available for grant under the 2006 Plan were transferred to the 2010 Plan and are available for grant under this new plan. Additionally, no additional options under the Ben Franklin Plan will be issued. Under all of the Company’s stock based plans the option exercise price is derived from trading value on the date of grant. Options and restricted stock awards granted to date under all plans expire through 2020. The following table provides vesting period and contractual term information for stock option awards:

		Vesting Period From	Contractual
Date of Grant	Plan	Date of Grant	Term

Prior to 12/15/2005	1997 and 1996	6 to 24 months	10 years
On 12/15/2005	1997 and 2005	Immediate	7 years
During 2006	2005	28 months	7 years
During 2006	2006	21 months	7 years
During 2007	2005	5 years	10 years
During 2008	2005	5 years	10 years
During 2009	2005	5 years	10 years
During 2009	2006	22 months	7 years
During 2009	Ben Franklin	Immediate	2 years
During 2010	2010	20 months	10 years

The Company issues shares for stock option exercises and restricted stock awards from its pool of authorized but unissued shares.

On May 25, 2010 and May 27, 2009, the Company granted 16,800 and 5,600 restricted stock awards, respectively, to non-employee directors from the 2010 Plan and 2006 Plan, respectively. These awards vest at the end of a five-year period, or earlier if the director ceases to be a director for any reason other than cause such as, for example, by retirement. If a non-employee director is removed from the Board for cause, the Company has ninety (90) days within which to exercise a right to repurchase any unvested portion of any restricted stock award from the non-employee director for the aggregate price of One Dollar ($1.00). The holders of these awards participate fully in the rewards of stock ownership of the Company, including voting and dividend rights. The directors are not required to pay any consideration to the Company for the restricted stock awards. The Company measured the fair

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value of the awards based on the average of the high price and low price at which the Company’s common stock traded on the date of the grant.

On February 25, 2010, the Company granted 54,500 restricted stock awards to executive officers of the Company and/or Bank and on February 11, 2010, the Company granted 37,000 restricted stock awards to certain non-executive officers of the Company and/or Bank, from the 2005 Employee Stock Plan. The restricted stock awards have been determined to have a fair value per share of $25.12 and $23.39, respectively. On May 21, 2009 the Company granted 93,000 restricted stock awards to certain executive officers of the Company and/or Bank from the 2005 Employee Stock Plan. These restricted stock awards have been determined to have a fair value of $19.48. The fair values are based on the average of the high and low price at which the Company’s common stock traded on the date of grant. The holders of these awards participate fully in the rewards of stock ownership of the Company, including voting and dividend rights. The restricted stock awards vest over a three-year period.

On May 25, 2010, the Company awarded options to purchase 15,000 shares of common stock from the 2010 Non-Employee Director Plan to three non-employee directors of the Company and/or Bank. The options have been determined to have a fair value of $6.31 per share. The options vest over a three-year period and have a contractual life of ten years from date of grant.

On April 20, 2009, the Company awarded options to purchase 5,000 shares of common stock from the 2005 Employee Stock Plan to a certain officer of the Bank. The options have been determined to have a fair value of $5.25 per share. The options vest over a five-year period and have a contractual life of ten years from the date of the grant.

On March 2, 2009, the Company awarded options to purchase 5,000 shares of common stock from the 2006 Non-Employee Director Stock Plan to a director of the Company and/or Bank. The options have been determined to have a fair value of $3.32 per share. The options vest over a five-year period and have a contractual life of ten years from the date of the grant.

The total stock-based compensation expense before tax recognized in earnings by the Company is shown in the following table:

	2010	2009	2008
	(Dollars in thousands)

Compensation Expense:
Stock Option Awards	$499	$405	$422
Restricted Stock Awards	1,167	369	104

Total Compensation Expense	$1,666	$774	$526

Amounts recognized related to awards issued to directors are recognized as directors’ fees within other non-interest expense.

Cash received from stock option exercises for the years ended December 31, 2010, 2009, and 2008 was approximately $743,000, $307,000, and $695,000, respectively. The actual tax benefit realized for the tax deductions from option exercises under all plans totaled $5,000, $20,000, and $100,000 for the years ended December 31, 2010, 2009, and 2008, respectively. No cash was used by the Company to settle equity instruments granted under share-based compensation arrangements during the years ended December 31, 2010, 2009, and 2008.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

granted on December 15, 2005 and later, the Company takes into effect historical experience when determining the expected life of the option.

•	Expected dividend yield is an annualized rate calculated using the most recent dividend payment at time of grant and the Company’s average trailing twelve-month daily closing stock price.

•	The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for a period equivalent to the expected life of the option.

•	The stock-based compensation expense recognized in earnings should be based on the amount of awards ultimately expected to vest, therefore a forfeiture assumption is estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation expense recognized in 2010, 2009, and 2008 has been reduced for annualized estimated forfeitures of 5% for both restricted stock and stock option awards. Forfeitures were estimated based on historical experience.

		2010 Plan		2006 Plan		2005 Plan		Ben Franklin Plan		1997 Plan	1996 Plan

Expected Volatility	Fiscal Year 2010	39%	(1)	N/A		N/A		N/A		N/A	N/A
	Fiscal Year 2009	N/A		33%	(2)	38%	(3)	34%	(4)	N/A	N/A
	Fiscal Year 2008	N/A		N/A		25%	(5)	N/A		N/A	N/A
Expected Lives	Fiscal Year 2010	5 years	(1)	N/A		N/A		N/A		N/A	N/A
	Fiscal Year 2009	N/A		5 years	(2)	5 years	(3)	2 years	(4)	N/A	N/A
	Fiscal Year 2008	N/A		N/A		5 years	(5)	N/A		N/A	N/A
Expected Dividend Yields	Fiscal Year 2010	3.18%	(1)	N/A		N/A		N/A		N/A	N/A
	Fiscal Year 2009	N/A		2.78%	(2)	2.99%	(3)	2.96%	(4)	N/A	N/A
	Fiscal Year 2008	N/A		N/A		2.44%	(5)	N/A		N/A	N/A
Risk Free Interest Rate	Fiscal Year 2010	2.01%	(1)	N/A		N/A		N/A		N/A	N/A
	Fiscal Year 2009	N/A		1.82%	(2)	1.80%	(3)	0.95%	(4)	N/A	N/A
	Fiscal Year 2008	N/A		N/A		2.79%	(5)	N/A		N/A	N/A

(1)	On May 25, 2010, 15,000 options were granted from the 2010 Plan to certain members of the Company’s Board of Directors. The risk free rate, expected dividend yield, expected life and expected volatility for this grant were determined on May 25,2010.

(2)	On March 2, 2009, 5,000 options were granted from the 2006 Plan to a member of the Company’s Board of Directors. The risk free rate, expected dividend yield, expected life and expected volatility for this grant were determined on March 2, 2009.

(3)	On April 20, 2009, 5,000 options were granted from the 2005 Plan to a certain officer of the Bank. The risk free rate, expected dividend yield, expected life and expected volatility for this grant were determined on April 20, 2009.

(4)	On April 10, 2009, 202,716 options were granted from the Ben Franklin Plan to former employees and members of Ben Franklin’s Board of Directors. The risk free rate, expected dividend yield, expected life and expected volatility for this grant were determined on April 10, 2009.

(5)	On February 14, 2008, 201,000 options were granted from the 2005 Plan to certain officers of the Company and/or Bank. The risk free rate, expected dividend yield, expected life and expected volatility for this grant were determined on February 14, 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the status of all the Company’s Plans for the year ended December 31, 2010 is presented in the table below:

	Summary Status of All Plans
	Year Ended December 31, 2010
			Weighted
		Weighted	Average	Aggregate		Weighted
		Average	Remaining	Intrinsic	Restricted	Average
		Exercise	Contractual	Value	Stock	Grant
	Stock Options	Price ($)	Term (years)	($000)	Awards	Price ($)

Balance at January 1, 2010	1,160,507	$27.47			136,775	$19.82
Granted	15,000	23.07			108,300	24.21
Exercised	(48,747)	17.35			n/a	n/a
Released	n/a	n/a			(25,150)	19.21
Forfeited	—	—			(25)	28.90
Expired	(7,000)	27.91			—	—

Balance at December 31, 2010	1,119,760	$27.85	3.47	$1,864	219,900	$22.05

Options Exercisable at December 31, 2010	947,475	$27.67	2.83	$1,766	n/a	n/a

	Year Ended December 31,
	2010	2009	2008

Weighted average grant date fair value of options granted ($ per share)	$6.31	$4.28	$5.63
Total intrinsic value of share awards vested	$632,000	$85,000	$280,000

The aggregate intrinsic value in the preceding tables represents the total pre-tax intrinsic value, based on the average of the high price and low price at which the Company’s common stock traded on December 31, 2010 of $27.50 which would have been received by the option holders had they all exercised their options as of that date.

A summary of the status of the Non-Employee Director Plans as of December 31, 2010 and changes during the year then ended is presented in the table below:

	Non-Employee Director Plans
	Year Ended December 31, 2010
	2010 Plan		2006 Plan		1996 Plan
		Weighted		Weighted
	Stock	Average	Stock	Average		Weighted
	Options	Exercise Price/	Options	Exercise Price/		Average
	and	Grant Date	and	Grant Date	Stock	Exercise
	Awards	Fair Value	Awards	Fair Value	Options	Price

Balance at January 1, 2010	—	$—	33,000	$26.95	44,000	$25.13
Granted
Options	15,000	23.07	—	—	—	—
Restricted Stock Awards	16,800	23.07	—	—	n/a	n/a
Exercised	—	—	—	—	(1,000)	11.50
Released	—	—	—	—	n/a	n/a
Forfeited	—	—	—	—	—	—
Expired	—	—	—	—	(6,000)	27.32

Outstanding at December 31, 2010	31,800	$23.07	33,000	$26.95	37,000	$25.14

Options Exercisable at December 31, 2010	5,001	$23.07	13,334	$27.69	37,000	$25.14

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the status of the Company’s nonvested awards under all Plans as of December 31, 2010 and changes during the year then ended, is presented in the table below:

	Nonvested Awards Issued Under All Plans
	Year Ended December 31, 2010
	Stock Options			Restricted Stock Awards
		Weighted			Weighted
		Average			Average
		Grant Date			Grant Date
	Awards	Fair Value		Awards	Fair Value
	(Dollars in thousands)

Nonvested at January 1, 2010	224,913	$7.06		136,775	$19.82
Granted	15,000	6.31		108,300	24.21
Vested/Released	(67,628)	6.78		(25,150)	19.21
Expired	—	—
Forfeited	—	—		(25)	28.90

Nonvested at December 31, 2010	172,285	$6.57		219,900	$22.05

Unrecognized compensation cost, including forfeiture estimate			$790			$3,096
Weighted average remaining recognition period (years)			1.8			2.6

The total fair value of stock options that vested during the years ended December 31, 2010, 2009, and 2008 was $460,000, $2.7 million, and $253,000 respectively. The total fair value of restricted stock awards that vested for the years ended December 31, 2010 was $483,000 and $51,000 for both 2009 and 2008.

The Company has form agreements used for stock option and restricted stock awards. The form agreements used for the Chief Executive Officer and all other Executive Officers have previously been disclosed in Securities Exchange Commission filings and generally provide that: (1) any unvested options or unvested restricted stock vest upon a Change of Control; and, that (2) any stock options which vest pursuant to a Change of Control which is an event described in Section 280G of the Internal Revenue Code of 1986 will be cashed out at the difference between the acquisition price and the exercise price of the stock option.

(11)	Capital Purchase Program

On January 9, 2009, as part of the Capital Purchase Program (“CPP”) established by the U.S. Department of Treasury (“Treasury”) under the Emergency Economic Stabilization Act of 2008, the Company entered into a Letter Agreement with the Treasury pursuant to which the Company issued and sold to the Treasury 78,158 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series C, par value $0.01 per share, having a liquidation preference of $1,000 per share and a ten-year warrant to purchase up to 481,664 shares of the Company’s common stock, par value $0.01 per share, at an initial exercise price of $24.34 per share, for an aggregate purchase price of $78,158,000 in cash. All of the proceeds from the sale of the Series C Preferred Stock were treated as Tier 1 capital for regulatory purposes.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Derivative instruments are carried at fair value in the Company’s financial statements. The accounting for changes in the fair value of a derivative instrument is dependent upon whether or not it has been designated and qualifies as part of a hedging relationship, and further, by the type of hedging relationship. As of December 31, 2010 and 2009, the Company has entered into interest rate swap contracts as part of the Company’s interest rate risk management program, which are designated and qualify as cash flow hedges. In addition, the Company has entered into interest rate swap contracts and foreign exchange contracts with commercial banking customers, which are not designated as hedging instruments.

Asset Liability Management

The Bank currently utilizes interest rate swap agreements as hedging instruments against interest rate risk associated with the Company’s borrowings. An interest rate swap is an agreement whereby one party agrees to pay a floating rate of interest on a notional principal amount in exchange for receiving a fixed rate of interest on the same notional amount, for a predetermined period of time, from a second party. The amounts relating to the notional principal amount are not actually exchanged. The maximum length of time over which the Company is currently hedging its exposure to the variability in future cash flows for forecasted transactions related to the payment of variable interest on existing financial instruments is eight years. At December 31, 2010 and December 31, 2009, the Company had a total notional amount of $175.0 million and $235.0 million, respectively, of interest rate swaps.

The following table reflects the Company’s derivative positions for the periods indicated below for those derivatives designated as hedging:

Derivatives Designated as Hedging:
Cash Flow Hedges

	Derivative Positions
	As of December 31, 2010
					Receive			Fair Value at
	Notional	Trade	Effective	Maturity	(Variable)	Current Rate	Pay Fixed	December 31,
	Amount	Date	Date	Date	Index	Received	Swap Rate	2010
	(Dollars in thousands)

Interest Rate Swaps
	$25,000	16-Feb-06	28-Dec-06	28-Dec-16	3 Month LIBOR	0.30%	5.04%	$(3,713)
	25,000	16-Feb-06	28-Dec-06	28-Dec-16	3 Month LIBOR	0.30%	5.04%	(3,682)
	25,000	8-Dec-08	10-Dec-08	10-Dec-13	3 Month LIBOR	0.30%	2.65%	(1,044)
	25,000	9-Dec-08	10-Dec-08	10-Dec-13	3 Month LIBOR	0.30%	2.59%	(1,002)
	25,000	9-Dec-08	10-Dec-08	10-Dec-18	3 Month LIBOR	0.30%	2.94%	(109)
	50,000	17-Nov-09	20-Dec-10	20-Dec-14	3 Month LIBOR	0.30%	3.04%	(2,656)

Total	$175,000						Total	$(12,206)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of December 31, 2009
					Receive			Fair Value at
	Notional	Trade	Effective	Maturity	(Variable)	Current Rate	Pay Fixed	December 31,
	Amount	Date	Date	Date	Index	Received	Swap Rate	2009
	(Dollars in thousands)

Interest Rate Swaps
	$35,000	19-Mar-08	19-Mar-08	20-Jan-10	3 Month LIBOR	0.28%	2.28%	$(37)
	25,000	16-Feb-06	28-Dec-06	28-Dec-16	3 Month LIBOR	0.26%	5.04%	(2,641)
	25,000	16-Feb-06	28-Dec-06	28-Dec-16	3 Month LIBOR	0.25%	5.04%	(2,588)
	25,000	8-Dec-08	10-Dec-08	10-Dec-13	3 Month LIBOR	0.26%	2.65%	(156)
	25,000	9-Dec-08	10-Dec-08	10-Dec-13	3 Month LIBOR	0.26%	2.59%	(101)
	25,000	9-Dec-08	10-Dec-08	10-Dec-18	3 Month LIBOR	0.26%	2.94%	1,400
	25,000	16-Dec-08	18-Dec-08	18-Dec-13	3 Month LIBOR	0.25%	2.09%	354
	50,000	17-Nov-09	20-Dec-10	20-Dec-14	3 Month LIBOR	0.00%	3.04%	766 (1)

Total	$235,000						Total	$(3,003)

(1)	In November 2009, the Company entered into a forward starting swap with a notional amount of $50.0 million, with the intention of hedging $50.0 million of a replacement of an existing FHLB advance with a variable rate, which matured in December 2010.

For derivative instruments that are designated and qualify as hedging instruments, the effective portion of the gains or losses are reported as a component of OCI, and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The Company expects approximately $5.1 million pre-tax, to be reclassified to earnings from OCI, as an increase in interest expense, related to the Company’s cash flow hedges, in the next twelve months. This reclassification is due to anticipated payments that will be made and/or received on the swaps based upon the forward curve as of December 31, 2010.

The ineffective portion of the cash flow hedge is recognized directly in earnings. The Company recognized no ineffective portion during the year ended December 31, 2010 and $61,000 and $54,000 during the years ended December 31, 2009 and 2008, respectively.

During the first quarter of 2010, one of the Company’s $25.0 million interest rate swaps failed to qualify for hedge accounting. The Company ceased hedge accounting on January 6, 2010, which was the last date the interest rate swap qualified for hedge accounting. As a result, the Company recognized a loss of $238,000 directly in earnings as part of non-interest expense and reclassified $107,000 from interest expense to non-interest expense during the first quarter of 2010. Additionally, a gain of $191,000 which was previously deferred in OCI was immediately recognized in income during the first quarter, based on the Company’s anticipation of the hedge forecasted transaction no longer being probable to occur. The Company recognized a decrease in fair value of $792,000 through earnings, during the year ended December 31, 2010. The Company terminated the swap in June 2010 as a result of management’s decision to paydown the underlying borrowing.

In June 2009, the Company repaid certain borrowings and consequently terminated the corresponding cash flow hedges. As a result of the termination of the cash flow hedges, the Company recognized a gain of $3.8 million, pre-tax in non-interest income. Additionally, a gain of $1.4 million remained in OCI, net of tax, and will be amortized through interest expense on borrowings over the original maturity of the swap (December 2018), to the extent the hedged forecasted transaction remains probable.

In March 2008, the Company terminated a $35.0 million notional value LIBOR based interest rate swap hedging 3 month revolving FHLB advances and replaced it with a $35.0 million notional value LIBOR based interest rate swap hedging 3 month revolving FHLB advances. Upon exiting the swap, a $1.2 million loss remained in OCI, net of tax, which was amortized into interest expense on borrowings over the original maturity of the swap (until January 2010).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company recognized net amortization income of $222,000, recorded as an offset to interest expense during the year ended December 31, 2010. Net amortization expense of $496,000 and $485,000 was recorded in interest expense during the years ended December 31, 2009 and 2008, respectively, related to previously terminated swaps.

Customer Related Positions

Interest rate derivatives, primarily interest-rate swaps, offered to commercial borrowers through the Bank’s loan level derivative program are not designated as hedging instruments. However, the Bank believes that its exposure to commercial customer derivatives is limited because these contracts are simultaneously matched at inception with an offsetting dealer transaction. The commercial customer derivative program allows the Bank to retain variable-rate commercial loans while allowing the customer to synthetically fix the loan rate by entering into a variable-to-fixed interest rate swap. It is anticipated that over time, customer interest rate derivatives will reduce the interest rate risk inherent in the longer-term, fixed-rate commercial business and real estate loans. At December 31, 2010 and 2009 the Company had seventy-two and twenty-seven customer-related positions and offsetting dealer transactions with dealer banks, respectively. At December 31, 2010 and 2009 the Bank had a total notional amount of $307.0 million and $122.1 million, respectively, of interest rate swap agreements with commercial borrowers and an equal notional amount of dealer transactions.

Foreign exchange contracts offered to commercial borrowers through the Bank’s derivative program are not designated as hedging instruments. The Company acts as a seller and buyer of foreign exchange contracts to accommodate its customers. To mitigate the market and liquidity risk associated with these derivatives, the Company enters into similar offsetting positions. At December 31, 2010 and 2009 the Company had eighteen and four foreign exchange contracts and offsetting dealer transactions, respectively. As of December 31, 2010 and 2009 the Company had a total notional amount of $41.7 million and $8.4 million of foreign exchange contracts with commercial borrowers and an equal notional amount of dealer transactions.

The Company does not enter into proprietary trading positions for any derivatives.

The following table reflects the Company’s derivative positions for the periods indicated below for those derivatives not designated as hedging:

Derivatives Not Designated as Hedging:

	Derivative Positions
	Notional Amount Maturing
As of December 31, 2010	2011	2012	2013	Thereafter	Total	Fair Value
	(Dollars in thousands)

Customer Related Positions
Loan Level Swaps
Receive fixed, pay variable	$—	—	21,624	285,326	$306,950	$7,673
Pay fixed, receive variable	$—	—	21,624	285,326	$306,950	$(7,835)
Foreign Exchange Contracts
Buys foreign exchange, sells US currency	$41,706	—	—	—	$41,706	$1,301
Buys US currency, sells foreign exchange	$41,706	—	—	—	$41,706	$(1,286)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Notional Amount Maturing
As of December 31, 2009	2010	2011	2012	Thereafter	Total	Fair Value
	(Dollars in thousands)

Customer Related Positions
Loan Level Swaps
Receive fixed, pay variable	$—	—	—	122,125	$122,125	$(1,273)
Pay fixed, receive variable	$—	—	—	122,125	$122,125	$1,404
Foreign Exchange Contracts
Buys foreign exchange, sells US currency	$8,424	—	—	—	$8,424	$(5)
Buys US currency, sells foreign exchange	$8,424	—	—	—	$8,424	$12

Changes in the fair value of customer related positions are recorded directly in earnings as they are not afforded hedge accounting treatment. The Company recorded a net decrease in fair value of $285,000, a net increase in fair value of $174,000, and a net decrease in fair value of $37,000, for the years ended December 31, 2010, 2009, and 2008, respectively.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet at the periods indicated:

	Fair Values of Derivative Instruments
	Asset Derivatives				Liability Derivatives
	December 31,		December 31,		December 31,		December 31,
	2010		2009		2010		2009
	Balance		Balance		Balance		Balance
	Sheet	Fair	Sheet		Sheet	Fair	Sheet
	Location	Value	Location	Fair Value	Location	Value	Location	Fair Value
	(Dollars in thousands)

Derivatives designated as hedges:
Interest rate swaps	Other Assets	$—	Other Assets	$2,519	Other Liabilities	$12,206	Other Liabilities	$5,522

Derivatives not designated as hedges:
Customer Related Positions:
Loan level swaps	Other Assets	$9,813	Other Assets	$2,224	Other Liabilities	$9,975	Other Liabilities	$2,093
Foreign exchange contracts	Other Assets	1,655	Other Assets	15	Other Liabilities	1,640	Other Liabilities	8

Total		$11,468		$2,239		$11,615		$2,101

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below presents the effect of the Company’s derivative financial instruments included in Other Comprehensive Income and current earnings:

	Amount of Derivative Gain/(Loss) Recognized/Reclassified
	2010	2009	2008
	(Dollars in thousands)

Gain/(Loss) in OCI on Derivative (Effective Portion)	$(7,894)	$6,995	$6,615

Gain/(Loss) Reclassified from OCI into Income (Effective Portion)
Interest Income/(Expense)	$(3,829)	$(1,714)	$284
Other Income	—	937	—

Total	$(3,829)	$(777)	$284

Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion & Amount Excluded from Effectiveness Testing)
Interest Expense	$—	$(61)	$(54)
Other Expense	(154)	—	—

Total	$(154)	$(61)	$(54)

Derivative contracts involve the risk of dealing with derivative counterparties and their ability to meet contractual terms. Institutional counterparties must have an investment grade credit rating and be approved by the Company’s Board of Directors. The Company’s credit exposure on interest rate swaps is limited to the net positive fair value and accrued interest of all swaps with each counterparty. The Company had no exposure at December 31, 2010 and 2009 relating to interest rate swaps with institutional counterparties. Credit exposure may be reduced by the amount of collateral pledged by the counterparty.

The Company currently holds derivative instruments that contain credit-risk related contingent features that are in a net liability position. The notional amount of these instruments as of December 31, 2010 and 2009 were $482.0 million and $209.2 million, respectively. The aggregate fair value of these instruments at December 31, 2010 and 2009 were $20.0 million and $7.3 million, respectively. The Company has collateral assigned to these derivative instruments amounting to $30.8 million and $17.1 million, respectively. Collateral legally required to be maintained at dealer banks by the Company is monitored and adjusted as necessary. Per a review completed by management of these instruments at December 31, 2010 it was determined that no additional collateral would have to be posted to immediately settle these instruments.

The Company’s credit exposure relating to interest rate swaps with bank customers was approximately $8.1 million and $1.9 million at December 31, 2010 and 2009. The credit exposure is partly mitigated as transactions with customers are secured by the collateral, securing the underlying transaction being hedged.

The Company does not offset fair value amounts recognized for derivative instruments. The Company does net the amount recognized for the right to reclaim cash collateral against the obligation to return cash collateral arising from derivative instruments executed with the same counterparty under a master netting arrangement.

Forward sale contracts of mortgage loans, considered derivative instruments for accounting purposes, are utilized by the Company in its efforts to manage risk of loss associated with its mortgage loan commitments and mortgage loans held for sale. Prior to closing and funding certain single-family residential mortgage loans, an interest rate lock commitment is generally extended to the borrower. During the period from commitment date to closing date, the Company is subject to the risk that market rates of interest may change. If market rates rise, investors generally will pay less to purchase such loans resulting in a reduction in the gain on sale of the loans or, possibly, a loss. In an effort to mitigate such risk, forward delivery sales commitments are executed, under which the Company agrees to deliver whole mortgage loans to various investors. The interest rate lock commitments and forward sales commitments are recorded at fair value, with changes in fair value recorded in current period earnings. Effective July 1, 2010, pursuant to FASB ASC Topic No. 825, “Financial Instruments,” the Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

elected to carry newly originated closed loans held for sale at fair value, as such, the change in fair value of loans held for sale is recorded in current period earnings.

The table below summarizes the fair value of residential mortgage loans commitments, forward sales agreements, and loans held for sale:

	Fair Value at
	December 31,	December 31,
	2010	2009
	(Dollars in thousands)

Interest Rate Lock Commitments	$(459)	$(523)
Forward Sales Agreements	$1,052	$767
Loans Held for Sale Fair Value Adjustment(1)	$(593)	$—

	Change For
	the Year Ended
	December 31,
	2010	2009

Interest Rate Lock Commitments	$64	$(861)
Forward Sales Agreements	285	738
Loans Held for Sale Fair Value Adjustment(1)	(593)	—

Total Change in Fair Value*(2)	$(244)	$(123)

(1)	Pursuant to FASB ASC Topic No. 825, “Financial Instruments,” effective July 1, 2010 the Company has elected to carry residential real estate loans held for sale at fair value. At December 31, 2010 the amortized cost was $28.5 million and the fair value was $27.9 million, respectively.

(2)	Changes in these fair values are recorded as a component of Mortgage Banking Income.

(13)	Income Taxes

The provision for income taxes is comprised of the following components:

	Years Ended December 31,
	2010	2009	2008
	(Dollars In thousands)

Current Expense
Federal	$10,453	$6,422	$10,133
State	4,268	2,606	4,289

TOTAL CURRENT EXPENSE	14,721	9,028	14,422

Deferred Benefit
Federal	(2,223)	(1,430)	(6,568)
State	(271)	(851)	(1,303)

TOTAL DEFERRED BENEFIT	(2,494)	(2,281)	(7,871)

TOTAL EXPENSE	$12,227	$6,747	$6,551

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The difference between the statutory federal income tax rate and the effective federal income tax rate is as follows:

	Years Ended December 31,
	2010	2009	2008
	(Dollars in thousands)

Computed statutory federal income tax provision	$18,364	$10,408	$10,679
State taxes, net of federal tax benefit	2,598	1,141	1,941
Nontaxable interest, net	(564)	(646)	(889)
Tax Credits	(6,932)	(4,550)	(4,050)
Bank Owned Life Insurance	(1,117)	(981)	(894)
Merger and other related costs	—	1,627	—
Reduction in the tax allowance for uncertain tax positions, net	—	3	(49)
Other, net	(122)	(255)	(187)

TOTAL EXPENSE	$12,227	$6,747	$6,551

The effective tax rate for years ended December 31, 2010, 2009, and 2008 was 23.30%, 22.69%, and 21.47%, respectively.

The tax-effected components of the net deferred tax asset at December 31 were as follows:

	2010	2009
	(Dollars in thousands)

Deferred Tax Assets
Allowance for loan losses	$19,040	$17,460
Other-than-temporary impairment on securities	4,304	4,167
Accrued expenses not deducted for tax purposes	5,359	5,308
Deferred gain on sale leaseback transaction	4,394	4,820
Derivatives fair value adjustment	4,282	1,303
Employee and director equity compensation	2,008	1,021
Amounts not yet recognized as a component of net periodic post retirement cost	777	846
Federal Home Loan Bank Borrowings fair value adjustment	534	857
Limited partnerships	47	33
New market tax credit carry forward	327	—
Other	1,421	233

TOTAL	$42,493	$36,048

Deferred Tax Liabilities
Goodwill	$10,238	$9,030
Net unrealized gain on securities available for sale	4,232	3,206
Core deposit and other intangibles	4,143	4,932
Fixed Assets	5,037	4,426
Loan basis difference fair value adjustment	1,826	2,403
Deferred loan fees, net	2,383	2,087
Mortgage servicing asset	633	856
Mark to market adjustment	490	642
Prepaid expenses	328	234

TOTAL	$29,310	$27,816

TOTAL NET DEFERRED TAX ASSET	$13,183	$8,232

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The change in the net deferred tax asset during 2009 includes the recording of a $1.1 million net deferred tax asset, including the tax effect of the purchase accounting adjustments recorded at the date of the acquisitions resulting from the Company’s acquisitions of Ben Franklin.

The Company has determined that a valuation allowance is not required for any of its deferred tax assets since it is more likely than not that these assets will be realized principally through carry-back to taxable income on prior years and future reversals of existing taxable temporary differences and by offsetting other future taxable income.

Uncertainty in Income Taxes

The Company accounts for certain uncertainties in income taxes by providing a tax reserve for certain positions. The following is a reconciliation of the beginning and ending amount of unrecognized tax benefits:

Balance at December 31, 2008	$211,000
Reduction of tax positions for prior years	(105,000)
Increase for current year tax positions	69,000

Balance at December 31, 2009	175,000
Reduction of tax positions for prior years	—
Increase for current year tax positions	51,000

Balance at December 31, 2010	$226,000

At December 31, 2010 and 2009, the Company had unrecognized tax benefits of approximately $226,000 and $175,000, related to dividends received deductions on mutual bond funds and deductions of interest expense and treatment of acquisition related costs in both 2010 and 2009, all of which, if recognized, would be recorded as a component of income tax expense therefore affecting the effective tax rate. The Company records interest and penalties related to uncertain tax positions in the provision for income taxes.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and in the states of Massachusetts, Rhode Island, New Hampshire, and Connecticut. The Company is subject to U.S. federal, state and local income tax examinations by tax authorities for the years 2007 through 2010 tax years including any related income tax filings from its recent Bank acquisitions.

(14)	Employee Benefit Plans

Pension

The Company maintains a defined benefit pension plan (the “Pension Plan”) administered by Pentegra Retirement Services (the “Fund”), a multiemployer plan. The Fund does not segregate the assets or liabilities of all participating employers and, accordingly, disclosure of accumulated vested and nonvested benefits is not possible. Effective July 1, 2006, the Company froze the defined benefit plan by eliminating all future benefit accruals. Employees who were participants on July 1, 2006 will continue to vest in the benefits, but there will be no future accruals. All benefits accrued up to July 1, 2006 remain in the pension plan and the participants’ frozen benefit was determined as of July 1, 2006. Contributions to the plan are based on each individual employer’s experience. The pension plan year is July 1st through June 30th. The following table shows the cash contributions the Bank made and the corresponding plan year the expense relates to:

		Plan Year Allocation
	Cash Payment	2010-2011	2009-2010	2008-2009
	(Dollars in thousands)

2010	$1,650	$1,650	$—	$—
2009	1,190	—	1,150	40
2008	917	—	—	917

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s total defined benefit plan expense was $1.6 million, $988,000, and $1.0 million, for the years ending December 31, 2010, 2009, and 2008, respectively.

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

Post-retirement benefit expense was $281,000, $252,000, and $216,000, for the years ending December 31, 2010, 2009, and 2008, respectively.

Supplemental Executive Retirement Plans

The Bank maintains supplemental retirement plans (“SERP”) for certain highly compensated employees designed to offset the impact of regulatory limits on benefits under qualified pension plans. There are supplemental retirement plans in place for seven current and five former employees.

Also included in the Company’s SERP are three former Slades executive officers who will receive supplemental benefits commencing with their retirement.

The Bank has established and funded Rabbi Trusts to accumulate funds in order to satisfy the contractual liability of the supplemental retirement plan benefits for seven current executives and eight former executives, including certain former Slades executives. These agreements provide for the Bank to pay all benefits from its general assets, and the establishment of these trust funds does not reduce nor otherwise affect the Bank’s continuing liability to pay benefits from such assets except that the Bank’s liability shall be offset by actual benefit payments made from the trusts. The related trust assets, included in trading securities, totaled $4.4 million and $3.0 million at December 31, 2010 and 2009, respectively.

The following table shows the supplemental retirement expense, including expenses for the former Slades executives and the contributions paid to the plan, which were used only to pay the current year benefits, as of the dates indicated:

	2010	2009	2008
	(Dollars in thousands)

Retirement Expense	$757	$679	$479
Contributions Paid	253	226	152

The Company’s best estimate of contributions expected to be paid in 2011 is $253,000. The following table shows the benefits expected to be paid in each of the next five years, in the aggregate for the next five fiscal years thereafter and in the aggregate after those 10 years:

Supplemental Executive
Retirement Plans
Expected Benefit
Payment
Year	Total
(Dollars in thousands)

2011	$253
2012	253
2013	253
2014	253
2015	288
2016-2020	1,882
2021 and later	$20,368

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The measurement date used to determine the supplemental executive retirement plans benefits is December 31st for each of the years reported. The following table illustrates the status of the supplemental executive retirement plans at December 31 for the years presented:

	Supplemental Executive
	Retirement Benefits
	2010	2009	2008
	(Dollars in thousands)

Change in accumulated benefit obligation
Benefit obligation at beginning of year	$5,597	$4,353	$3,306
Benefit obligation acquired	—	—	548
Accumulated service cost	335	304	197
Interest cost	301	271	220
Plan amendment	—	618	—
Actuarial loss/(gain)	(27)	273	233
Benefits paid	(253)	(222)	(151)

Accumulated benefit obligation at end of year	$5,953	$5,597	$4,353

Change in plan assets
Fair value of plan assets at beginning of year	$—	$—	$—
Employer contribution	253	222	152
Benefits paid	(253)	(222)	(152)

Fair value of plan assets at end of year	$—	$—	$—

Funded status at end of year	$(5,953)	$(5,597)	$(4,353)
Assets	—	—	—
Liabilities	(5,953)	(5,597)	(4,353)

Accrued benefit cost	$(5,953)	$(5,597)	$(4,353)

Amounts recognized in Accumulated Other Comprehensive Income (“AOCI”), net of tax
Net loss	$336	$356	$185
Prior service cost	590	656	351

Amounts recognized in AOCI, net of tax	$926	$1,012	$536

Information for pension plans with an accumulated benefit obligation in excess of plan assets
Projected benefit obligation	$5,953	$5,597	$4,353
Accumulated benefit obligation	$5,953	$5,597	$4,353
Net periodic benefit cost
Service cost	$335	$304	$197
Interest cost	301	271	220
Amortization of prior service cost	113	112	64
Recognized net actuarial gain	6	(8)	(3)

Net periodic benefit cost	$755	$679	$478

Amounts in accumulated other comprehensive income expected to be recognized in net periodic benefit cost over next fiscal year
Net actuarial (gain) loss	$(1)	$5	$(3)
Net prior service cost	$113	$113	$64
Discount rate used for benefit obligation	5.54%	5.49%	5.54%
Discount rate used for net periodic benefit cost	5.49%	5.54%	5.75%
Rate of compensation increase	N/A	N/A	N/A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Employee Benefits

The Bank from time to time creates an incentive compensation plan for senior management and other officers to participate in at varying levels. In addition, the Bank sometimes also pays a discretionary bonus to senior management, officers, and/or non-officers of the Bank. The expense for the incentive plans and the discretionary bonus amounted to $6.9 million, $5.5 million, and $3.3 million in 2010, 2009, and 2008, respectively.

The Bank amended its Profit Sharing Plan by converting it to an Employee Savings Plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Employee Savings Plan, participating employees may defer a portion of their pre-tax earnings, not to exceed the Internal Revenue Service annual contribution limits. The Bank matches 25% of each employee’s contributions up to 6% of the employee’s earnings. During 2005, the 401K Plan was amended to incorporate an Employee Stock Ownership Plan for contributions invested in the Company’s common stock. In 2006 the Company amended the Plan to provide non discretionary contributions in which employees, with one year of service, receive a 5% cash contribution of eligible pay up to the social security limit and a 10% cash contribution of eligible pay over the social security limit up to the maximum amount permitted by law. Benefits contributed to employees under the new defined contribution plan vest immediately. The defined contribution plan expense was $3.2 million in 2010, $3.0 million in 2009, and $2.5 million in 2008.

The Company also maintains a deferred compensation plan for the Company’s Board of Directors. The Board of Directors is entitled to elect to defer their director’s fees until retirement. If the Director elects to do so, their compensation is invested in the Company’s stock and maintained within the Company’s Investment Management Group. The amount of compensation deferred in 2010, 2009, and 2008 was $160,000, $118,000, and $156,000, respectively. At December 31, 2010 and 2009 the Company had 178,382 and 176,507, of shares provided for the plan with a related liability of $2.7 million and $2.5 million established within shareholders’ equity, respectively.

As a result of the acquisition of Ben Franklin, during 2009 the Company acquired an Employee Stock Ownership Program (“ESOP”). After receiving approval from the Internal Revenue Service the Company terminated the plan during 2010. All vested participants’ benefits were distributed as of December 31, 2010.

(15)	Other Non-Interest Expenses

Included in other non-interest expenses for each of the three years ended December 31, were the following:

	2010	2009	2008
	(Dollars in thousands)

Exams, audits, and regulatory fees	$1,416	$1,233	$1,084
Postage expense	1,361	1,277	1,140
Recovery and collection	1,173	741	313
Loan level derivative expenses	1,159	213	—
Internet banking	1,139	866	640
Investment management software	699	652	750
Directors fees	834	617	536
Real estate appraisals	717	327	426
Foreclosure expenses	701	823	224
Insurance — other	699	622	468
Printing	654	737	546
Mileage expense	581	571	503
Computer software write-off	560	—	—
Armored car expense	502	442	357
Shareholder relations	500	483	353
Other non-interest expenses	8,921	8,957	7,684

TOTAL	$21,616	$18,561	$15,024

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(16)	Fair Value Measurements

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

U.S. Treasury Securities

Fair value is estimated using either multi-dimensional spread tables or benchmarks. The inputs used include benchmark yields, reported trades, and broker/dealer quotes. These securities are classified as Level 2.

Agency Mortgage-Backed Securities

Fair value is estimated using either a matrix or benchmarks. The inputs used include benchmark yields, reported trades, broker/dealer quotes, and issuer spreads. These securities are categorized as Level 2.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

State, County, and Municipal Securities

The fair value is estimated using a valuation matrix with inputs including bond interest rate tables, recent transactions, and yield relationships. These securities are categorized as Level 2.

Single and Pooled Issuer Trust Preferred Securities

The fair value of trust preferred securities, including pooled and single issued preferred securities, is estimated using external pricing models, discounted cash flow methodologies or similar techniques. The inputs used in these valuations include benchmark yields, recent reported trades, new issue data, broker and dealer quotes and collateral performance. Accordingly, these trust preferred securities are categorized as Level 3.

Derivative Instruments

Derivatives

The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings. Although the Company has determined that the majority of the inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of December 31, 2010, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Other Real Estate Owned

The fair values are estimated based upon recent appraisal values of the property less costs to sell the property. Certain inputs used in appraisals are not always observable, and therefore Other Real Estate Owned may be categorized as Level 3 within the fair value hierarchy. When inputs in appraisals are observable, they are classified as Level 2.

Mortgage Servicing Asset

The mortgage servicing asset is amortized in proportion to and over the period of estimated servicing income, and is assessed for impairment based upon fair value at each reporting date. A valuation model, which utilizes a discounted cash flow analysis using interest rates and prepayment speed assumptions currently quoted for comparable instruments, is used for impairment testing. If the valuation model reflects a value less than the carrying value, loan servicing rights are adjusted to fair value through a valuation allowance as determined by the model. As such, the Company classifies the mortgage servicing asset as Level 3.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis at December 31 were as follows:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Balance	(Level 1)	(Level 2)	(Level 3)
	(Dollars in Thousands)

2010
Description
Assets
Trading Securities	$7,597	$7,597	$—	$—
Securities Available for Sale:
U.S. Treasury Securities	717	—	717	—
Agency Mortgage-Backed Securities	313,302	—	313,302	—
Agency Collateralized Mortgage Obligations	46,135	—	46,135	—
Private Mortgage-Backed Securities	10,254	—	—	10,254
State, County, and Municipal Securities	—	—	—	—
Single Issuer Trust Preferred Securities Issued by Banks and Insurers	4,221	—	—	4,221
Pooled Trust Preferred Securities Issued by Banks and Insurers	2,828	—	—	2,828
Loans Held for Sale	27,917	—	27,917	—
Derivative Instruments	12,520	—	12,520	—
Liabilities
Derivative Instruments	24,280	—	24,280	—
2009
Description
Assets
Trading Securities	$6,171	$6,171	$—	$—
Securities Available for Sale:
U.S. Treasury Securities	744	—	744	—
Agency Mortgage-Backed Securities	451,909	—	451,909	—
Agency Collateralized Mortgage Obligations	32,022	—	32,022	—
Private Mortgage-Backed Securities	14,289	—	—	14,289
State, County, and Municipal Securities	4,081	—	4,081	—
Single Issuer Trust Preferred Securities Issued by Banks and Insurers	3,010	—	—	3,010
Pooled Trust Preferred Securities Issued by Banks and Insurers	2,595	—	—	2,595
Derivative Instruments	5,525	—	5,525	—
Liabilities
Derivative Instruments	8,146	—	8,146	—

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

	Securities Available for Sale
			Private
	Pooled Trust	Single Trust	Mortgage-
	Preferred	Preferred	Backed
	Securities	Securities	Securities	Total
	(Dollars in thousands)

Year-to-Date
Balance at January 1, 2009	$5,193	$—	$—	$5,193

Gains and Losses (realized/unrealized)
Included in earnings	(8,641)	—	(317)	(8,958)
Included in Other Comprehensive Income	6,138	808	5,170	12,116
Purchases	—	—	—	—
Issuances	—	—	—	—
Settlements	(95)	—	(6,078)	(6,173)
Transfers in to Level 3	—	2,202	15,514	17,716

Balance at January 1, 2010	$2,595	$3,010	$14,289	$19,894

Gains and Losses (realized/unrealized)
Included in earnings	(112)	—	(222)	(334)
Included in Other Comprehensive Income	388	1,211	1,197	2,796
Purchases	—	—	—	—
Issuances	—	—	—	—
Settlements	(43)	—	(5,010)	(5,053)
Transfers in to Level 3	—	—	—	—

Balance at December 31, 2010	$2,828	$4,221	$10,254	$17,303

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets and liabilities measured at fair value on a non-recurring basis at December 31 were as follows:

		Fair Value Measurements at Reporting Date Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable	Total
		Assets	Inputs	Inputs	Gains
	Balance	(Level 1)	(Level 2)	(Level 3)	(Losses)
	(Dollars in thousands)

2010
Description
Impaired Loans	$23,411	$—	$—	$23,411	$(2,547)
Other Real Estate Owned	7,273	—	2,933	4,340	—
Mortgage Servicing Asset	1,635	—	—	1,635	—
2009
Description
Impaired Loans	$16,680	$—	$—	$16,680	$(449)
Loans Held For Sale	13,527	—	13,527	—	—
Other Real Estate Owned	3,994	—	1,134	2,860	—
Mortgage Servicing Asset	2,195	—	—	2,195	—

The estimated fair values and related carrying amounts of the Company’s financial instruments are as follows:

	December		December
	2010		2009
	Book	Fair	Book	Fair
	Value	Value	Value	Value
	(Dollars in thousands)		(Dollars in thousands)

FINANCIAL ASSETS
Securities Held To Maturity(a)	$202,732	$201,234	$93,410	$93,438
Loans, Net of Allowance for Loan Losses(b)	3,509,424	3,554,761	3,353,154	3,316,117
FINANCIAL LIABILITIES
Time Certificates of Deposits(c)	$693,176	$697,064	$917,781	$907,499
Federal Home Loan Bank Advances(c)	302,414	297,740	362,936	350,503
Federal Funds Purchased and Assets
Sold Under Repurchase Agreements(c)	168,119	171,702	190,452	193,943
Junior Subordinated Debentures(d)	61,857	60,796	61,857	52,888
Subordinated Debentures(c)	30,000	23,655	30,000	27,529

(a)	The fair values presented are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments and/or discounted cash flow analyses.

(b)	Fair value is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities or cash flows.

(c)	Fair value was determined by discounting anticipated future cash payments using rates currently available for instruments with similar remaining maturities.

(d)	Fair value was determined based upon market prices of securities with similar terms and maturities.

This summary excludes financial assets and liabilities for which the carrying value approximates fair value. For financial assets, these include cash and due from banks, federal funds sold, short-term investments, Federal Home Loan Bank stock, and bank owned life insurance. For financial liabilities, these include demand, savings, and money market deposits, federal funds purchased, and assets sold under repurchase agreements. The estimated fair

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value of demand, savings and money market deposits is the amount payable at the reporting date. Also excluded from the summary are financial instruments measured at fair value on a recurring and non-recurring basis, as previously described.

(17) Other Comprehensive Income/(Loss)

	Year Ended December 31, 2010
	Pre Tax		Tax Expense	After Tax
	Amount		(Benefit)	Amount
	(Dollars in thousands)

Change in Fair Value of Securities Available for Sale	3,363		1,356	2,007
Net Security Losses Reclassified into Earnings	(124	)(1)	(29)	(95)

Net Change in Fair Value of Securities Available for Sale	3,239		1,327	1,912
Change in Fair Value of Cash Flow Hedges	(13,346	)(2)	(5,452)	(7,894)
Net Cash Flow Hedge Gains Reclassified into Earnings	3,983		1,638	2,345

Net Change in Fair Value of Cash Flow Hedges	(9,363)		(3,814)	(5,549)
Amortization of Certain Costs Included in Net Periodic Retirement Costs	199		81	118

Total Other Comprehensive Loss	$(5,925)		$(2,406)	$(3,519)

	Year Ended December 31, 2009
	Pre Tax		Tax Expense	After Tax
	Amount		(Benefit)	Amount
	(Dollars in thousands)

Cumulative Effect Accounting Adjustment	$(5,974	)(3)	$(2,151)	$(3,823)
Change in Fair Value of Securities Available for Sale	7,124		2,335	4,789
Net Security Losses Reclassified into Earnings	7,604	(1)	2,805	4,799

Net Change in Fair Value of Securities Available for Sale	14,728		5,140	9,588
Change in Fair Value of Cash Flow Hedges	14,549	(2)	5,965	8,584
Net Cash Flow Hedge Gains Reclassified into Earnings	(1,932)		(794)	(1,138)

Net Change in Fair Value of Cash Flow Hedges	12,617		5,171	7,446
Amortization of Certain Costs Included in Net Periodic Retirement Costs	(982)		(394)	(588)

Total Other Comprehensive Income	$20,389		$7,766	$12,623

	Year Ended December 31, 2008
	Pre Tax		Tax Expense	After Tax
	Amount		(Benefit)	Amount
	(Dollars in thousands)

Change in Fair Value of Securities Available for Sale	$(4,311)		$(1,039)	$(3,272)
Net Security Losses Reclassified into Earnings	7,820	(1)	2,816	5,004

Net Change in Fair Value of Securities Available for Sale	3,509		1,777	1,732
Change in Fair Value of Cash Flow Hedges	(11,803	)(2)	(4,900)	(6,903)
Net Cash Flow Hedge Losses Reclassified into Earnings	495		207	288

Net Change in Fair Value of Cash Flow Hedges	(11,308)		(4,693)	(6,615)
Amortization of Certain Costs Included in Net Periodic Retirement Costs	(204)		(86)	(118)

Total Other Comprehensive Loss	$(8,003)		$(3,002)	$(5,001)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Net security losses include pre-tax OTTI credit related losses of $334,000, $9.0 million and $7.2 million for the years ended December 31, 2010, 2009, and 2008, respectively.

(2)	Includes the remaining balance of a $1.3 million realized but unrecognized gain, net of tax, from the termination of interest rate swaps in June 2009. The gain will be recognized in earnings through December 2018, the original maturity date of the swap. The balance of this gain had amortized to $1.1 million and $1.3 million at December 31, 2010 and 2009, respectively. Also, includes the remaining balance of a $675,000 realized but unrecognized loss from the termination of an interest rate swap in March 2008. The loss was recognized in earnings through January 2010, the original maturity date of the interest rate swap. The balance of this loss had amortized to $9,000 and $387,000 at December 2009 and 2008, respectively.

(3)	Represents reclassifications of non credit related components of previously recorded OTTI pursuant to the adoption of the Investments — Debt and Equity Securities topic of the FASB ASC.

Accumulated Other Comprehensive Income (Loss), net of tax, is comprised of the following components:

	At December 31,
	2010	2009

Unrealized gain on securities available for sale	$6,305	$4,393
Net actuarial loss and prior service cost for pension and other post retirement benefit plans	(1,094)	(1,212)
Unrealized loss on cash flow hedge	(7,125)	(1,712)
Deferred gain on hedge accounting transactions	1,148	1,284

Total	$(766)	$2,753

(18)	Commitments and Contingencies

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

Off-balance sheet financial instruments whose contractual amounts present credit risk include the following at December 31:

	2010	2009
	(Dollars in thousands)

Commitments to extend credit:
Fixed rate	$43,669	$18,293
Adjustable rate	9,412	3,233
Unused portion of existing credit lines and loan commitments	972,489	823,312
Unadvanced construction loans	108,906	54,254
Standby letters of credit	21,524	19,104

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Guarantees are recorded on the Company’s consolidated balance sheet at fair value at inception. The Company considers standby letters of credit to be guarantees and the amount of the recorded liability related to such guarantees at both December 31, 2010 and 2009 was approximately $95,000 and $49,000, respectively.

Leases

The Company leases office space, space for ATM locations, and certain branch locations under non-cancelable operating leases. The following is a schedule of minimum future lease commitments under such leases as of December 31, 2010:

Lease
Years	Commitments
(Dollars in thousands)

2011	$6,921
2012	6,767
2013	6,624
2014	6,384
2015	6,287
Thereafter	32,073

Total future minimum rentals	$65,056

Rent expense incurred under operating leases was approximately $6.9 million in 2010, $7.0 million in 2009 and $5.0 million in 2008. Renewal options ranging from 3 — 20 years exist for several of these leases.

The Company has entered into lease agreements with related third parties on substantially the same terms as those prevailing at the time for comparable transactions with unrelated parties. Rent expense incurred under related third party leases was approximately $1.0 million, $755,000, and $909,000 in 2010, 2009, and 2008.

Other Contingencies

At December 31, 2010, Rockland Trust was involved in pending lawsuits that arose in the ordinary course of business. Management has reviewed these pending lawsuits with legal counsel and has taken into consideration the view of counsel as to their outcome. In the opinion of management, the final disposition of pending lawsuits is not expected to have a material adverse effect on the Company’s financial position or results of operations.

The Bank is required to maintain certain reserve requirements of vault cash and/or deposits with the Federal Reserve Bank of Boston. The amount of this reserve requirement was $5.5 million and $4.2 million at December 31, 2010 and 2009, respectively.

(19)	Regulatory Capital Requirements

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 Capital (as defined) to average assets (as defined) and Tier 1 Capital to risk weighted assets (as defined). Management believes, as of December 31, 2010 and 2009, that the Company and the Bank met all capital adequacy requirements to which they are subject.

At December 31, 2010, the Bank was well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category. The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2010 and 2009 are also presented in the table that follows:

						To Be Well Capitalized
						Under Prompt
			For Capital			Corrective Action
	Actual		Adequacy Purposes			Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(Dollars in thousands)

As of December 31, 2010:
Company: (Consolidated)
Total capital (to risk weighted assets)	$444,963	12.37%	$287,846	≥	8.0%	N/A		N/A
Tier 1 capital (to risk weighted assets)	369,965	10.28	143,923	≥	4.0	N/A		N/A
Tier 1 capital (to average assets)	369,965	8.19	180,784	≥	4.0	N/A		N/A
Bank:
Total capital (to risk weighted assets)	$429,304	11.92%	$288,098	≥	8.0%	$360,123	≥	10.0%
Tier 1 capital (to risk weighted assets)	354,267	9.84	144,049	≥	4.0	216,074	≥	6.0
Tier 1 capital (to average assets)	354,267	7.83	181,039	≥	4.0	226,299	≥	5.0
As of December 31, 2009:
Company: (Consolidated)
Total capital (to risk weighted assets)	$412,674	11.92%	$277,029	≥	8.0%	N/A		N/A
Tier 1 capital (to risk weighted assets)	340,313	9.83	138,515	≥	4.0	N/A		N/A
Tier 1 capital (to average assets)	340,313	7.87	172,897	≥	4.0	N/A		N/A
Bank:
Total capital (to risk weighted assets)	$398,890	11.49%	$277,699	≥	8.0%	$347,124	≥	10.0%
Tier 1 capital (to risk weighted assets)	326,529	9.41	138,850	≥	4.0	208,275	≥	6.0
Tier 1 capital (to average assets)	326,529	7.55	173,022	≥	4.0	216,278	≥	5.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(20)	Parent Company Financial Statements

Condensed financial information relative to the Parent Company’s balance sheets at December 31, 2010 and 2009 and the related statements of income and cash flows for the years ended December 31, 2010, 2009, and 2008 are presented below. The statement of stockholders’ equity is not presented below as the parent company’s stockholders’ equity is that of the consolidated Company.

BALANCE SHEETS

	At December 31,
	2010	2009
	(Dollars in thousands)

Assets:
Cash(1)	$21,994	$18,678
Investments in subsidiaries(2)	486,918	463,728
Deferred tax asset	3,663	2,668
Deferred stock issuance costs	177	184

Total assets	$512,752	$485,258

Liabilities and Stockholders’ Equity:
Dividends payable	$3,818	$3,793
Junior subordinated debentures	61,857	61,857
Accrued income taxes	—	1,675
Derivative instruments	7,395	5,229
Intercompany payable(1)	3,153	—
Other liabilities	57	55

Total liabilities	76,280	72,609
Stockholders’ equity	436,472	412,649

Total liabilities and stockholders’ equity	$512,752	$485,258

(1)	Entire balance eliminates in consolidation.

(2)	$485,060 and $461,869 eliminate in consolidation at December 31, 2010 and 2009, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

STATEMENTS OF INCOME

	Years Ended December 31,
	2010	2009	2008
	(Dollars in thousands)

Income:
Dividends received from subsidiaries(1)	$18,857	$23,610	$36,463
Interest income(2)	85	222	30
Gain on sale of securities	—	—	74
Income from hedging relationship	—	—	—
Other income	—	115	5

Total income	18,942	23,947	36,572

Expenses:
Interest expense	3,692	3,700	3,700
Other expenses	1	3	—

Total expenses	3,693	3,703	3,700

Income before income taxes and equity in undistributed income of subsidiaries	15,249	20,244	32,872
Income tax benefit	(1,184)	(786)	(677)

Income of Parent Company	16,433	21,030	33,549

Equity in undistributed income (loss) of subsidiaries(3)	23,807	1,959	(9,585)

Net income	$40,240	$22,989	$23,964

(1)	Income of $18,819, $23,557 and $36,368 eliminated in consolidation for the years ended December 31, 2010, 2009, and 2008, respectively.

(2)	Entire balance eliminated in consolidation.

(3)	Income of $23,807, $1,961 and a loss of $9,589 eliminated in consolidation for the years ended December 31, 2010, 2009, and 2008, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

STATEMENTS OF CASH FLOWS

	Years Ended December 31 ,
	2010	2009	2008
	(Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$40,240	$22,989	$23,964
ADJUSTMENTS TO RECONCILE NET INCOME TO CASH PROVIDED BY OPERATING ACTIVITIES:
Amortization	7	7	6
Deferred income tax benefit	(110)	—	(999)
Gain on sale of assets	—	—	(74)
Decrease in other assets	—	1	49
Increase in other liabilities	1,480	260	1,225
Equity in undistributed (income) loss of subsidiaries	(23,807)	(1,959)	9,585

NET CASH PROVIDED BY OPERATING ACTIVITIES	17,810	21,298	33,756

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	—	—	6,554
Payments for investments in subsidiaries	—	—	(4,000)
Cash paid for acquisitions, net of cash acquired	—	10,416	(25,903)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	—	10,416	(23,349)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Proceeds from stock issued and stock options exercised	743	307	695
Issuance of preferred stock and stock warrants	—	78,158	—
Redemption of preferred stock	—	(78,158)	—
Redemption of warrants	—	(2,200)	—
Dividends paid
Preferred	—	(1,118)	—
Common	(15,237)	(13,455)	(11,135)

NET CASH USED IN FINANCING ACTIVITIES	(14,494)	(16,466)	(10,440)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,316	15,248	(33)
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE YEAR	18,678	3,430	3,463

CASH AND CASH EQUIVALENTS AT THE END OF THE YEAR	$21,994	$18,678	$3,430

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(21)	Selected Quarterly Financial Data (Unaudited)

	First		Second		Third		Fourth
	Quarter		Quarter		Quarter		Quarter
	2010	2009	2010	2009	2010	2009	2010	2009
	(Dollars in thousands, except per share data)

INTEREST INCOME	$50,848	$43,411	$51,319	$52,806	$50,588	$53,590	$49,971	$52,883
INTEREST EXPENSE	10,638	13,422	10,152	13,706	9,391	12,682	8,582	12,185

NET INTEREST INCOME	$40,210	$29,989	$41,167	$39,100	$41,197	$40,908	$41,389	$40,698

PROVISION FOR LOAN LOSSES	4,650	4,000	6,931	4,468	3,500	4,443	3,575	4,424
NON-INTEREST INCOME	10,228	9,094	10,541	11,123	11,683	9,607	14,329	12,194
GROSS CHANGE ON WRITE-DOWN OF CERTAIN INVESTMENTS TO FAIR VALUE	180	(102)	(63)	(2,174)	207	(5,108)	172	2
LESS: PORTION OF OTHER-THAN-TEMPORARY IMPAIRMENT RECOGNIZED IN
OTHER COMPREHENSIVE INCOME	(358)	102	(21)	521	(214)	(33)	(238)	(2,167)

NET IMPAIRMENT LOSSES RECOGNIZED IN EARNINGS ON AVAILABLE-FOR-SALE DEBT SECURITIES	(178)	—	(84)	(1,653)	(7)	(5,141)	(66)	(2,165)
GAIN RESULTING FROM EARLY TERMINATION OF HEDGING RELATIONSHIP	—	—	—	3,778	—	—	—	—
NET (LOSS)/GAIN ON SECURITIES	—	1,379	481	(25)	(22)	—	—	—
NON-INTEREST EXPENSES	32,267	26,233	33,658	31,860	33,188	30,996	35,385	33,328
MERGER & ACQUISITION EXPENSES	—	1,538	—	10,844	—	41	—	—
FDIC ASSESSMENT	1,321	536	1,271	3,852	1,352	1,267	1,303	1,320
PROVISION FOR INCOME TAXES	2,795	1,767	2,215	639	3,666	1,786	3,551	2,555

NET INCOME	$9,227	$6,388	$8,030	$660	$11,145	$6,841	$11,838	$9,100

PREFERRED STOCK DIVIDEND	$—	$1,173	$—	$4,525	$—	$—	$—	$—

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$9,227	$5,215	$8,030	$(3,865)	$11,145	$6,841	$11,838	$9,100

BASIC EARNINGS PER SHARE	$0.44	$0.32	$0.38	$(0.19)	$0.53	$0.33	$0.56	$0.43

DILUTED EARNINGS PER SHARE	$0.44	$0.32	$0.38	$(0.19)	$0.53	$0.33	$0.56	$0.43

Weighted average common shares (Basic)	20,937,589	16,285,955	20,964,706	20,360,046	20,981,372	20,921,635	21,208,509	20,931,154
Common stock equivalents	70,833	17,881	90,939	25,563	52,793	48,254	29,973	44,653
Weighted average common shares (Diluted)	21,008,422	16,303,836	21,055,645	20,385,609	21,034,165	20,969,889	21,238,482	20,975,807

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

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

Changes in Internal Controls over Financial Reporting  There were no changes in our internal control over financial reporting that occurred during the fourth quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2010.

Independent Bank Corp.’s independent registered public accounting firm has issued a report on the Company’s internal control over financial reporting. That report appears below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Independent Bank Corp.:

We have audited Independent Bank Corp. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO Criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Independent Bank Corp. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2010 consolidated financial statements of Independent Bank Corp. and subsidiaries and our report dated March 4, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
March 4, 2011

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required herein is incorporated by reference from the Company’s proxy statement (the “Definitive Proxy Statement”) relating to its May 19, 2011 Annual Meeting of Stockholders that will be filed with the Commission within 120 days following the fiscal year end December 31, 2010.

Item 11.	Executive Compensation

The information required herein is incorporated by reference from the Definitive Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2010 about the securities authorized for issuance under our equity compensation plans, consisting of our 1996 Director Stock Plan, our 1997 Employee Stock Option Plan, our 2005 Employee Stock Plan, our 2006 Non-Employee Director Stock Plan (“the 2006 Plan”), the Ben Franklin Plan, and our 2010 Non-Employee Director Stock Plan. Our shareholders previously approved each of these plans and all amendments that were subject to shareholder approval. The Company has no other equity compensation plans that have not been approved by shareholders.

Equity Compensation Plans

Number of
Securities
Remaining
Available
	Number of	Weighted-	for Future Issuance
	Securities to be	Average	Under Equity
	Issued upon	Exercise Price of	Compensation
	Exercise of	Outstanding	Plans
	Outstanding	Options,	(Excluding
	Options, Warrants	Warrants and	Securities Reflected
Equity Compensation Plan Category	and Rights	Rights	in Column (a))
	(a)	(b)	(c)

Plans approved by security holders	1,119,760	$27.85	452,235	(1)
Plans not approved by security holders	—	—	—

Total	1,119,760	$27.85	452,235

(1)	There are no shares available for future issuance under the 1996 Director Stock Plan, the 1997 Employee Stock Option Plan, and the 2006 Non-Employee Director Stock Plan. There are 161,865 shares available for future issuance under the 2005 Employee Stock Plan. Although there are 7,570 shares available to grant under the BFBC Stock Plan, they expire in early 2011, the Company will not grant any additional awards from this plan.

There are 282,800 shares avaialbe for future issuance under the 2010 Non-Employee Director Stock Plan. Shares under the 2005 and 2010 Plans may be issued as non-qualified stock options or restricted stock awards.

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

(a) Documents Filed as Part of this Report

(1) The following financial statements are incorporated herein by reference from Item 8 hereto:

Management’s Report on Internal Control over Financial Reporting

Reports of Independent Registered Public Accounting Firm.

Consolidated balance sheets as of December 31, 2010 and 2009.

Consolidated statements of income for each of the years in the three-year period ended December 31, 2010.

Consolidated statements of stockholders’ equity for each of the years in the three-year period ended December 31, 2010.

Consolidated statements of cash flows for each of the years in the three-year period ended December 31, 2010.

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

EXHIBITS INDEX

No.	Exhibit

3.(i)	Restated Articles of Organization, as adopted May 20, 2010, incorporated by reference to Form 8-K filed on May 24, 2010.
3.(ii)	Amended and Restated Bylaws of the Company, incorporated by reference to Form 8-K filed on May 24, 2010.
4.1	Specimen Common Stock Certificate, incorporated by reference to Form 10-K for the year ended December 31, 1992.
4.2	Specimen preferred Stock Purchase Rights Certificate, incorporated by reference to Form 8-A Registration Statement filed on November 5, 2001.
4.3	Indenture of Registrant relating the Junior Subordinated Debt Securities issued to Independent Capital Trust V is incorporated by reference to Form 10-K for the year ended December 31, 2006 filed on February 28, 2007.
4.4	Form of Certificate of Junior Subordinated Debt Security for Independent Capital Trust V (included as Exhibit A to Exhibit 4.9)
4.5	Amended and Restated Declaration of Trust for Independent Capital Trust V is incorporated by reference to Form 10-K for the year ended December 31, 2006 filed on February 28, 2007.
4.6	Form of Capital Security Certificate for Independent Capital Trust V (included as Exhibit A-1 to Exhibit 4.9).
4.7	Guarantee Agreement relating to Independent Capital Trust V is incorporated by reference to Form 10-K for the year ended December 31, 2006 filed on February 28, 2007.
4.8	Forms of Capital Securities Purchase Agreements for Independent Capital Trust V is incorporated by reference to Form 10-K for the year ended December 31, 2006 filed on February 28, 2007.
4.9	Subordinated Debt Purchase Agreement between USB Capital Resources and Rockland Trust Company dated as of August 27, 2008 is incorporated by reference to Form 8-K filed on September 2, 2008.
4.10	Rockland Trust Company Employee Savings, Profit Sharing and Stock Ownership Plan incorporated by reference to Form S-8 filed on April 16, 2010.
4.11	Independent Bank Corp. 2010 Dividend Reinvestment and Stock Purchase Plan incorporated by reference to Form S-3 filed on August 24, 2010.
10.1	Independent Bank Corp. 1996 Non-Employee Directors’ Stock Option Plan incorporated by reference to Definitive Proxy Statement for the 1996 Annual Meeting of Stockholders filed on March 19, 1996.
10.2	Independent Bank Corp. 1997 Employee Stock Option Plan incorporated by reference to the Definitive Proxy Statement for the 1997 Annual Meeting of Stockholders filed on March 20, 1997.
10.3	Independent Bank Corp. 2005 Employee Stock Plan incorporated by reference to Form S-8 filed on July 28, 2005.
10.4	Renewal Rights Agreement dated as of September 14, 2000 by and between the Company and Rockland Trust, as Rights Agent, is incorporated by reference to Form 8-K filed on October 23, 2000.
10.5	Independent Bank Corp. Deferred Compensation Program for Directors (restated as amended as of December 1, 2000) is incorporated by reference to Form 10-K for the year ended December 31, 2000.
10.6	Master Securities Repurchase Agreement, incorporated by reference to Form S-1 Registration Statement filed on September 18, 1992.
10.7	Revised employment agreements between Christopher Oddleifson, Raymond G. Fuerschbach, Edward F. Jankowski, Jane L. Lundquist, Gerard F. Nadeau, Edward H. Seksay, and Denis K. Sheahan and the Company and/or Rockland Trust and a Rockland Trust Company amended and restated Supplemental Executive Retirement Plan dated November 20, 2008 are incorporated by reference to Form 8-K filed on November 21, 2008.
10.8	Specimen forms of stock option agreements for the Company’s Chief Executive and other executive officers are incorporated by reference to Form 8-K filed on December 20, 2005.

No.	Exhibit

10.9	On-Site Outsourcing Agreement by and between Fidelity Information Services, Inc. and Independent Bank Corp., effective as of November 1, 2004 is incorporated by reference to Form 10-K for the year ended December 31, 2004 filed on March 4, 2005. Amendment to On-Site Outsourcing Agreement incorporated by reference to Form 8-K filed on May 7, 2008.
10.10	New Markets Tax Credit program Allocation Agreement between the Community Development Financial Institutions Fund of the United States Department of the Treasury and Rockland Community Development with an Allocation Effective Date of September 22, 2004 is incorporated by reference to Form 8-K filed on October 14, 2004.
10.11	Independent Bank Corp. 2006 Non-Employee Director Stock Plan incorporated by reference to Form S-8 filed on April 17, 2006.
10.12	Independent Bank Corp. 2006 Stock Option Agreement for Non-Employee Director is incorporated by reference to Form 10-Q filed on May 9, 2006.
10.13	Independent Bank Corp. 2006 Restricted Stock Agreement for Non-Employee Director is incorporated by reference to Form 10-Q filed on May 9, 2006.
10.14	New Markets Tax Credit program Allocation Agreement between the Community Development Financial Institutions Fund of the United States Department of the Treasury and Rockland Community Development with an Allocation Effective Date of January 9, 2007 is incorporated by reference to Form 10-K for the year ended December 31, 2006 filed on February 28, 2007.
10.15	New Markets Tax Credit program Allocation Agreement between the Community Development Financial Institutions Fund of the United States Department of the Treasury and Rockland Community Development with an Allocation Effective Date of June 18, 2009 is incorporated by reference to the third quarter 2009 Form 10-Q.
10.16	Item Processing and Other Services Agreement dated and effective as of July 1, 2010 by and between Fidelity Information Services, Inc. and Independent Bank Corp. is incorporated by reference to Form 10-Q filed August 5, 2010.
10.17	Independent Bank Corp. 2010 Non-Employee Director Stock Plan, incorporated by reference to Form 8-K filed May 24, 2010.
10.18	Independent Bank Corp. 2010 Stock Option Agreement for Non-Employee Director, incorporated by reference to Form 8-K filed May 24, 2010.
10.20	Independent Bank Corp. 2010 Restricted Stock Agreement for Non-Employee Director, incorporated by reference to Form 8-K filed May 24, 2010.
23.1	Consent of Independent Registered Public Accounting Firm*
23.2	Consent of Independent Registered Public Accounting Firm*
31.1	Section 302 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.*
31.2	Section 302 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.*
32.1	Section 906 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.+
32.2	Section 906 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.+

*	Filed herewith

+	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Independent Bank Corp.

/s/ Christopher Oddleifson
Christopher Oddleifson,
Chief Executive Officer and President

Date: March 8, 2011

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

/s/ Christopher Oddleifson Christopher Oddleifson	Director CEO/President (Principal Executive Officer)	Date: March 8, 2011
/s/ Thomas J. Teuten Thomas J. Teuten	Director and Chairman of the Board	Date: March 8, 2011
/s/ Denis K. Sheahan Denis K. Sheahan	CFO (Principal Financial Officer)	Date: March 8, 2011
/s/ Barry H. Jensen Barry H. Jensen	Controller (Principal Accounting Officer)	Date: March 8, 2011
/s/ Donna L. Abelli Donna L. Abelli	Director	Date: March 8, 2011
/s/ Richard S. Anderson Richard S. Anderson	Director	Date: March 8, 2011
/s/ William P. Bissonnette William P. Bissonnette	Director	Date: March 8, 2011
/s/ Benjamin A. Gilmore, II Benjamin A. Gilmore, II	Director	Date: March 8, 2011
/s/ Kevin J. Jones Kevin J. Jones	Director	Date: March 8, 2011
/s/ Eileen C. Miskell Eileen C. Miskell	Director	Date: March 8, 2011
/s/ Daniel F. O’Brien Daniel F. O’Brien	Director	Date: March 8, 2011
/s/ Carl Ribeiro Carl Ribeiro	Director	Date: March 8, 2011
/s/ Richard H. Sgarzi Richard H. Sgarzi	Director	Date: March 8, 2011

/s/ John H. Spurr, Jr. John H. Spurr, Jr.	Director	Date: March 8, 2011
/s/ Robert D. Sullivan Robert D. Sullivan	Director	Date: March 8, 2011
/s/ Brian S. Tedeschi Brian S. Tedeschi	Director	Date: March 8, 2011
/s/ Thomas R. Venables Thomas R. Venables	Director	Date: March 8, 2011