Form 10-Q
period 2011-03-31
INDEPENDENT BANK CORP
filed 2011-05-05
CIK 776901

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Yes ☐       No ☑
     As of May 1, 2011, there were 21,433,666 shares of the issuer’s common stock outstanding, par value $0.01 per share

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
INDEPENDENT BANK CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited — Dollars in Thousands, Except Share and Per Share Amounts)

	March 31,	December 31,
	2011	2010

ASSETS
CASH AND DUE FROM BANKS	$49,242	$42,112
INTEREST EARNING DEPOSITS WITH BANKS	17,042	119,170
FED FUNDS SOLD AND SHORT TERM INVESTMENTS	417	—
SECURITIES
Trading Assets	8,521	7,597
Securities Available for Sale	341,362	377,457
Securities Held to Maturity
(fair value $237,828 and $201,234 at March 31, 2011 and December 31, 2010, respectively)	239,305	202,732

TOTAL SECURITIES	589,188	587,786

LOANS HELD FOR SALE	8,643	27,917
LOANS
Commercial and Industrial	508,839	502,952
Commercial Real Estate	1,770,324	1,717,118
Commercial Construction	123,428	129,421
Small Business	80,817	80,026
Residential Real Estate	462,110	473,936
Residential Construction	3,256	4,175
Home Equity	619,727	579,278
Consumer — Other	59,873	68,773

TOTAL LOANS	3,628,374	3,555,679

Less: Allowance for Loan Losses	(46,444)	(46,255)

NET LOANS	3,581,930	3,509,424

FEDERAL HOME LOAN BANK STOCK	35,854	35,854
BANK PREMISES AND EQUIPMENT, NET	46,481	45,712
GOODWILL	130,074	129,617
IDENTIFIABLE INTANGIBLE ASSETS	11,877	12,339
BANK OWNED LIFE INSURANCE	83,511	82,711
OTHER REAL ESTATE OWNED & FORECLOSED ASSETS	9,406	7,333
OTHER ASSETS	82,118	95,763

TOTAL ASSETS	$4,645,783	$4,695,738

LIABILITIES AND STOCKHOLDERS’ EQUITY
DEPOSITS
Demand Deposits	$837,705	$842,067
Savings and Interest Checking Accounts	1,348,242	1,375,254
Money Market	724,203	717,286
Time Certificates of Deposit Over $100,000	224,178	219,480
Other Time Certificates of Deposits	450,598	473,696

TOTAL DEPOSITS	3,584,926	3,627,783

BORROWINGS
Federal Home Loan Bank Borrowings	277,285	302,414
Federal Funds Purchased and Assets Sold Under Repurchase Agreements	184,738	168,119
Junior Subordinated Debentures	61,857	61,857
Subordinated Debentures	30,000	30,000
Other Borrowings	2,838	3,044

TOTAL BORROWINGS	556,718	565,434

OTHER LIABILITIES	56,154	66,049
TOTAL LIABILITIES	4,197,798	4,259,266

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred Stock, $.01 par value. Authorized: 1,000,000 Shares Outstanding: None	—	—
Common Stock, $.01 par value. Authorized: 75,000,000 Issued and Outstanding : 21,407,211 shares at March 31, 2011 and 21,220,801 shares at December 31, 2010 (Includes 245,340 and 219,900 shares of unvested fully participating restricted stock awards, respectively)	212	210
Shares Held in Rabbi Trust at Cost 174,537 shares in March 31, 2011 and 178,382 shares at December 31, 2010	(2,752)	(2,738)

Deferred Compensation Obligation	2,752	2,738
Additional Paid in Capital	230,581	226,708
Retained Earnings	217,443	210,320
Accumulated Other Comprehensive Loss, Net of Tax	(251)	(766)

TOTAL STOCKHOLDERS’ EQUITY	447,985	436,472

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,645,783	$4,695,738

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited — Dollars in Thousands, Except Share and Per Share Data)

	Three Months Ended
	March 31,
	2011	2010

INTEREST INCOME
Interest on Loans	$43,216	$44,047
Interest on Loans Held for Sale	119	106
Taxable Interest and Dividends on Securities	5,493	6,469
Non-taxable Interest and Dividends on Securities	113	202
Interest on Federal Funds Sold and Short-Term Investments	17	24

TOTAL INTEREST AND DIVIDEND INCOME	48,958	50,848

INTEREST EXPENSE
Interest on Deposits	3,485	5,939
Interest on Borrowings	4,000	4,699

TOTAL INTEREST EXPENSE	7,485	10,638

NET INTEREST INCOME	41,473	40,210

PROVISION FOR LOAN LOSSES	2,200	4,650

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	39,273	35,560

NON-INTEREST INCOME
Service Charges on Deposit Accounts	3,959	3,131
Interchange and ATM Fees	1,702	1,090
Investment Management	3,216	2,728
Mortgage Banking Income, Net	1,047	1,000
Bank Owned Life Insurance Income	706	721
Gross Change on Write-Down of Certain Investments to Fair Value	249	180
Less: Non-Credit Related Other-Than-Temporary Impairment	(289)	(358)

Net Loss on Write-Down of Certain Investments to Fair Value	(40)	(178)
Other Non-Interest Income	2,008	1,558

TOTAL NON-INTEREST INCOME	12,598	10,050

NON-INTEREST EXPENSE
Salaries and Employee Benefits	20,252	18,464
Occupancy and Equipment Expenses	4,575	4,135
Data Processing and Facilities Management	1,638	1,294
FDIC Assessment	1,291	1,321
Advertising Expense	938	441
Telephone	527	546
Software Maintenance	463	495
Legal	419	803
Other Non-Interest Expense	6,379	6,089

TOTAL NON-INTEREST EXPENSE	36,482	33,588

INCOME BEFORE INCOME TAXES	15,389	12,022
PROVISION FOR INCOME TAXES	4,201	2,795

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$11,188	$9,227

BASIC EARNINGS PER SHARE	$0.53	$0.44

DILUTED EARNINGS PER SHARE	$0.52	$0.44

WEIGHTED AVERAGE COMMON SHARES (BASIC)	21,298,257	20,937,589
Common Share Equivalents	46,082	70,833

WEIGHTED AVERAGE COMMON SHARES (DILUTED)	21,344,339	21,008,422

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited — Dollars in Thousands, Except Per Share Data)

			Shares				Accumulated
	Common		Held in	Deferred	Additional		Other
	Stock	Common	Rabbi Trust	Compensation	Paid-in	Retained	Comprehensive
	Outstanding	Stock	at Cost	Obligation	Capital	Earnings	(Loss)/Income	TOTAL
BALANCE DECEMBER 31, 2010	$21,220,801	$210	$(2,738)	$2,738	$226,708	$210,320	$(766)	$436,472

COMPREHENSIVE INCOME:
Net Income	—	—	—	—	—	11,188	—	11,188
Change in Unrealized Gain on Securities Available For Sale, Net of Tax and Realized Gains/(Losses)	—	—	—	—	—	—	(640)
Change in Fair Value of Cash Flow Hedges, Net of Tax and Realized Gains/(Losses)	—	—	—	—	—	—	994
Amortization of Prior Service Cost, net of tax	—	—	—	—	—	—	161

Other Comprehensive Income	—	—	—	—	—	—	515	515

TOTAL COMPREHENSIVE INCOME								11,703
COMMON DIVIDEND DECLARED ($0.19 PER SHARE)	—	—	—	—	—	(4,065)		(4,065)
PROCEEDS FROM EXERCISE OF STOCK OPTIONS	133,627	2	—	—	3,065	—	—	3,067
TAX BENEFIT RELATED TO EQUITY AWARD ACTIVITY	—	—	—	—	231	—	—	231
EQUITY BASED COMPENSATION	—	—	—	—	716	—	—	716
RESTRICTED STOCK AWARDS GRANTED, NET OF AWARDS SURRENDERED	52,670	—	—	—	(216)	—	—	(216)
SHARES ISSUED UNDER DIRECT STOCK PURCHASE PLAN	113				3			3
DEFERRED COMPENSATION OBLIGATION	—	—	(14)	14	—	—	—	—
TAX BENEFIT RELATED TO DEFERRED COMPENSATION DISTRIBUTIONS					74			74

BALANCE MARCH 31, 2011	$21,407,211	$212	$(2,752)	$2,752	$230,581	$217,443	$(251)	$447,985

BALANCE DECEMBER 31, 2009	$21,072,196	$209	$(2,482)	$2,482	$225,088	$184,599	$2,753	$412,649

COMPREHENSIVE INCOME:
Net Income	—	—	—	—	—	9,227	—	9,227
Change in Unrealized Gain on Securities Available For Sale, Net of Tax and Realized Gains/(Losses)	—	—	—	—	—	—	1,523
Change in Fair Value of Cash Flow Hedges, Net of Tax and Realized Gains	—	—	—	—	—	—	(1,721)
Amortization of Prior Service Cost, net of tax	—	—	—	—	—	—	23

Other Comprehensive Income							(175)	(175)

TOTAL COMPREHENSIVE INCOME								9,052
DIVIDENDS DECLARED:
COMMON DECLARED ($0.18 PER SHARE)	—	—	—	—	—	(3,809)	—	(3,809)
PROCEEDS FROM EXERCISE OF STOCK OPTIONS	4,050	—	—	—	—	47	—	47
TAX BENEFIT RELATED TO EQUITY AWARD ACTIVITY	—	—	—	—	27	—	—	27
EQUITY BASED COMPENSATION	—	—	—	—	276	—	—	276
RESTRICTED STOCK AWARDS GRANTED, NET OF AWARDS SURRENDERED	90,749	—	—	—	(18)	—	—	(18)
DEFERRED COMPENSATION OBLIGATION	—	—	(14)	14	—	—	—	—

BALANCE MARCH 31, 2010	$21,166,995	$209	$(2,496)	$2,496	$225,373	$190,064	$2,578	$418,224

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited — Dollars In Thousands)

	Three Months Ended
	March 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$11,188	$9,227
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Depreciation and Amortization	2,378	1,120
Provision for Loan Losses	2,200	4,650
Deferred Income Tax Provision	(11)	(7)
Net Gain on Sale of Investments	—	—
Loss on Write-Down of Investments in Securities Available for Sale	40	178
Loss on Sale of Fixed Assets	—	279
Gain on Sale of Other Real Estate Owned	(56)	(13)
Loss on Write-Down of Other Real Estate Owned	530	—
Gain Resulting from Early Termination of Hedging Relationship	—	—
Realized Gain on Sale Leaseback Transaction	(258)	(258)
Stock Based Compensation	716	276
Increase in Cash Surrender Value of Bank Owned Life Insurance	(706)	(722)
Change in Fair Value on Loans Held for Sale	(639)	—
Proceeds from Bank Owned Life Insurance	—	—
Net Change In:
Trading Assets	(924)	(1,228)
Loans Held for Sale	19,913	5,896
Other Assets	13,378	5,218
Other Liabilities	(8,097)	332

TOTAL ADJUSTMENTS	28,464	15,721

NET CASH PROVIDED BY OPERATING ACTIVITIES	39,652	24,948

CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES:
Proceeds from Sales of Securities Available For Sale	—	—
Proceeds from Maturities and Principal Repayments of Securities Available For Sale	34,932	37,258
Purchase of Securities Available For Sale	—	—
Proceeds from Maturities and Principal Repayments of Securities Held to Maturity	8,130	2,355
Purchase of Securities Held to Maturity	(44,931)	—
Purchase of Federal Home Loan Bank Stock, net	—	—
Purchase of Bank Owned Life Insurance	(94)	(93)
Net Increase in Loans	(78,228)	(20,340)
Cash Used In Business Combinations	(457)	(269)
Purchase of Bank Premises and Equipment	(1,995)	(2,108)
Proceeds from the Sale of Bank Premises and Equipment	—	36
Proceeds Resulting from Early Termination of Hedging Relationship	—	—
Proceeds from the Sale of Other Real Estate Owned and Foreclosed Assets	514	836

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(82,129)	17,675

CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES:
Net Decrease in Time Deposits	(18,400)	(54,129)
Net (Decrease)/Increase in Other Deposits	(24,457)	152,688
Net Increase/(Decrease) in Federal Funds Purchased and Assets Sold Under Repurchase Agreements	16,619	(6,016)
Net Increase/(Decrease) in Short Term Federal Home Loan Bank Advances	20,000	(35,000)
Net Decrease in Long Term Federal Home Loan Bank Advances	(45,000)	—
Net (Decrease)/Increase in Treasury Tax & Loan Notes	(206)	721
Proceeds from Exercise of Stock Options	3,067	47
Tax Benefit from Stock Option Exercises	231	27
Restricted Shares Surrendered	(216)	(18)
Deferred Compensation Obligation	74	—
Shares Issued Under Direct Stock Purchase Plan	3	—
Common Dividends Paid	(3,819)	(3,793)

NET CASH (USED IN)/PROVIDED BY FINANCING ACTIVITIES	(52,104)	54,527

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(94,581)	97,150

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	161,282	121,905

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$66,701	$219,055

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfer of Loans to Foreclosed Assets	$3,061	$2,819
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
     In the first quarter of 2011, the Company formed Goddard Avenue Securities Corp., a Massachusetts corporation and wholly owned subsidiary of Rockland Trust Company. This entity was formed in order to hold investment securities for Rockland Trust Company. Subsequent to March 31, 2011, Rockland Trust established Rockland MHEF Fund LLC, a Delaware limited liability company, as a wholly-owned subsidiary of Rockland Trust Company. Massachusetts Housing Equity Fund, Inc. is a third party non-member manager of Rockland MHEF Fund LLC. This entity was established to accommodate the Company’s investments in low income housing tax projects. There have been no other changes to the entity structure of the Company subsequent to December 31, 2010.
     All material intercompany balances and transactions have been eliminated in consolidation. Certain previously reported amounts may have been reclassified to conform to the current year’s presentation.
     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included. Operating results for the quarter ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or any other interim period.
     For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission.
NOTE 2 — RECENT ACCOUNTING STANDARDS
     FASB ASC Topic No. 310, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring” Update No. 2011-02. Issued in April 2011, this update provides guidance and clarification to help creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring, in addition the previously deferred disclosure requirements originally included in Update No. 2010-20 are effective upon adoption of this standard. The amendments in this update are effective for the first interim or annual period beginning on or after June 15, 2011 and should be applied retrospectively to the beginning of the annual period of adoption. The Company does not anticipate the adoption of this standard to have a material impact on the Company’s consolidated financial position.
NOTE 3 — SECURITIES
     The following table presents a summary of the cost and fair value of the Company’s investment securities.
The amortized cost, gross unrealized holding gains and losses, other-than-temporary impairment recorded in other comprehensive income, and fair value of securities available for sale for the periods below were as follows:

	March 31, 2011					December 31, 2010
		Gross	Unrealized	Other-Than-			Gross	Unrealized	Other-Than-
	Amortized	Unrealized	Losses	Temporary	Fair	Amortized	Unrealized	Losses	Temporary	Fair
	Cost	Gains	Other	Impairment	Value	Cost	Gains	Other	Impairment	Value
			(Dollars In Thousands)					(Dollars In Thousands)

U.S. Treasury Securities	$707	$2	$—	$—	$709	$715	$2	$—	$—	$717
Agency Mortgage-Backed Securities	267,853	14,883	—	—	282,736	296,821	16,481	—	—	313,302
Agency Collateralized Mortgage Obligations	40,737	617	(47)	—	41,307	45,426	779	(70)	—	46,135
Private Mortgage-Backed Securities (1) (2)	9,005	—	—	7	9,012	10,408	—	—	(154)	10,254
Single Issuer Trust Preferred Securities Issued by Banks	5,000	—	(538)	—	4,462	5,000	—	(779)	—	4,221
Pooled Trust Preferred Securities Issued by Banks and Insurers(1)	8,533	—	(2,112)	(3,285)	3,136	8,550	—	(2,309)	(3,413)	2,828

TOTAL	$331,835	$15,502	$(2,697)	$(3,278)	$341,362	$366,920	$17,262	$(3,158)	$(3,567)	$377,457

The amortized cost, gross unrealized holding gains and losses, other-than-temporary impairment recorded in other comprehensive income, and fair value of securities held to maturity for the periods below were as follows:

	March 31, 2011					December 31, 2010
		Gross	Unrealized	Other-Than-			Gross	Unrealized	Other-Than-
	Amortized	Unrealized	Losses	Temporary	Fair	Amortized	Unrealized	Losses	Temporary	Fair
	Cost	Gains	Other	Impairment	Value	Cost	Gains	Other	Impairment	Value
			(Dollars In Thousands)					(Dollars In Thousands)
Agency Mortgage-Backed Securities	$131,262	$1,204	$(2,034)	$—	$130,432	$95,697	$1,348	$(1,778)	$—	$95,267
Agency Collateralized Mortgage Obligations	86,934	561	(1,337)	—	86,158	89,823	600	(1,691)	—	88,732
State, County, and Municipal Securities	9,454	137	—	—	9,591	10,562	167	—	—	10,729
Single Issuer Trust Preferred Securities Issued by Banks	11,655	15	(23)	—	11,647	6,650	19	(163)	—	6,506

TOTAL	$239,305	$1,917	$(3,394)	$—	$237,828	$202,732	$2,134	$(3,632)	$—	$201,234

(1)	During the quarter ended March 31, 2011 and the year ended December 31, 2010, the Company recorded gross changes on other-than-temporarily impaired (“OTTI”) securities of $249,000 and $497,000. Included in these amounts were losses of $289,000 and $831,000 which were reclassed to OCI as they were deemed to be non-credit related.

(2)	Included in the non-credit component of OTTI for this class of securities is an unrealized gain of $89,000, which resulted from the Company having previously recognized credit losses in excess of the unrealized losses in OCI. In such instances, credit losses recognized in earnings have been offset by an unrealized gain.
     When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on the sale. There were no recorded gross gains and losses on the sales of investment securities for the periods ending March 31, 2011 and 2010.
     A schedule of the contractual maturities of securities available for sale and securities held to maturity is presented below:

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in Thousands)		(Dollars in Thousands)
Due in One Year or Less	$707	$709	$1,850	$1,870
Due from One Year to Five Years	20,167	20,799	10,094	10,169
Due from Five to Ten Years	76,609	80,747	4,178	4,347
Due after Ten Years	234,352	239,107	223,183	221,442

TOTAL	$331,835	$341,362	$239,305	$237,828

     The actual maturities of agency mortgage-backed securities, collateralized mortgage obligations, private mortgage-backed securities, and corporate debt securities will differ from the contractual maturities, due to the ability of the issuers to prepay underlying obligations. At March 31, 2011 and December 31, 2010, the Bank had $17.8 million and $24.3 million of callable securities in its investment portfolio.
     At March 31, 2011 and December 31, 2010 investment securities carried at $369.4 million and $350.3 million, respectively, were pledged to secure public deposits, assets sold under repurchase agreements, treasury tax and loan notes, letters of credit, and for other purposes.
     At March 31, 2011 and December 31, 2010, the Company had no investments in obligations of individual states, counties, or municipalities, which exceeded 10% of stockholders’ equity.
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
     The following tables show the gross unrealized losses and fair value of the Company’s investments in an unrealized loss position, which the Company has not deemed to be OTTI, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

		March 31, 2011
		Less than 12 months		12 months or longer		Total
		Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	# of holdings	Value	Losses	Value	Losses	Value	Losses
				(Dollars In Thousands)
Agency Mortgage-Backed Securities	5	$62,411	$(2,034)	$—	$—	$62,411	$(2,034)
Agency Collateralized Mortgage Obligations	6	71,312	(1,384)	—	—	71,312	(1,384)
Single Issuer Trust Preferred Securities Issued by Banks and Insurers	3	10,096	(23)	4,462	(538)	14,558	(561)
Pooled Trust Preferred Securities Issued by Banks and Insurers	2	—	—	2,552	(2,112)	2,552	(2,112)

TOTAL TEMPORARILY IMPAIRED SECURITIES	16	$143,819	$(3,441)	$7,014	$(2,650)	$150,833	$(6,091)

		December 31, 2010
		Less than 12 months		12 months or longer		Total
		Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	# of holdings	Value	Losses	Value	Losses	Value	Losses
				(Dollars In Thousands)
Agency Mortgage-Backed Securities	4	$48,956	$(1,778)	$—	$—	$48,956	$(1,778)
Agency Collateralized Mortgage Obligations	6	72,631	(1,761)	—	—	72,631	(1,761)
Single Issuer Trust Preferred Securities Issued by Banks and Insurers	2	4,950	(163)	4,221	(779)	9,171	(942)
Pooled Trust Preferred Securities Issued by Banks and Insurers	2	—	—	2,364	(2,309)	2,364	(2,309)

TOTAL TEMPORARILY IMPAIRED SECURITIES	14	$126,537	$(3,702)	$6,585	$(3,088)	$133,122	$(6,790)

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
     As a result of the Company’s review of these qualitative and quantitative factors, the causes of the impairments listed in the table above by category are as follows at March 31, 2011:
•	Agency Mortgage-Backed Securities and Collateralized Mortgage Obligations: The unrealized loss on the Company’s investment in these securities is attributable to changes in interest rates and not due to credit deterioration, as these securities are implicitly guaranteed by the U.S. Government or one of its agencies.

•	Single Issuer Trust Preferred Securities: This portfolio consists of three securities, all of which are below investment grade. The unrealized loss on these securities is attributable to the illiquid nature of the trust preferred market in the current economic environment. Management evaluates various financial metrics for each of the issuers, including capitalization rates.

•	Pooled Trust Preferred Securities: This portfolio consists of two below investment grade securities of which one is performing while the other is deferring payments as contractually allowed. The unrealized loss on these securities is attributable to the illiquid nature of the trust preferred market and the significant risk premiums required in the current economic environment. Management evaluates collateral credit and instrument structure, including current and expected deferral and default rates and timing. In addition, discount rates are determined by evaluating comparable spreads observed currently in the market for similar instruments.

     Management monitors the following issuances closely for impairment due to the history of OTTI losses recorded within these classes of securities. Management has determined that the securities possess characteristics which in the current economic environment could lead to further OTTI charges. The following tables summarize pertinent information that was considered by management in determining if OTTI existed.

							Total Cumulative
				Non-Credit		Total Cumulative	Other-Than-
				Related Other-		Credit Related	Temporary
		Amortized	Gross Unrealized	Than-Temporary	Fair	Other-Than-	impairment
	Class	Cost (1)	Gain/(Loss)	Impairment	Value	Temporary Impairment	to date
	(Dollars in Thousands)
Pooled Trust Preferred Securities
Pooled Trust Preferred Security A	C1	$1,283	$—	$(1,155)	$128	$(3,676)	$(4,831)
Pooled Trust Preferred Security B	D	—	—	—	—	(3,481)	(3,481)
Pooled Trust Preferred Security C	C1	505	—	(464)	41	(482)	(946)
Pooled Trust Preferred Security D	D	—	—	—	—	(990)	(990)
Pooled Trust Preferred Security E	C1	2,081	—	(1,666)	415	(1,367)	(3,033)
Pooled Trust Preferred Security F	B	1,890	(1,210)	—	680	—	—
Pooled Trust Preferred Security G	A1	2,774	(902)	—	1,872	—	—

TOTAL POOLED TRUST PREFERRED SECURITIES		$8,533	$(2,112)	$(3,285)	$3,136	$(9,996)	$(13,281)

Private Mortgage-Backed Securities
Private Mortgage-Backed Securities — One	2A1	$4,072	$—	$(82)	$3,990	$(487)	$(569)
Private Mortgage-Backed Securities — Two	A19	4,933	—	89	5,022	(85)	4

TOTAL PRIVATE MORTGAGE-BACKED SECURITIES		$9,005	$—	$7	$9,012	$(572)	$(565)

TOTAL		$17,538	$(2,112)	$(3,278)	$12,148	$(10,568)	$(13,846)

(1)	For the securities deemed impaired, the amortized cost reflects previously recorded OTTI charges recognized in earnings.

		Number of Performing		Total Projected	Excess Subordination (After
		Banks and Insurance	Current	Defaults/Losses (as a	Taking into Account Best
		Cos. in Issuances	Deferrals/Defaults/Losses	% of Performing	Estimate of Future	Lowest credit
	Class	(Unique)	(As a % of Original Collateral)	Collateral)	Deferrals/Defaults/Losses) (1)	Ratings to date (2)
Pooled Trust Preferred Securities
Trust Preferred Security A	C1	58	38.24%	27.24%	0.00%	C
Trust Preferred Security B	D	58	38.24%	27.24%	0.00%	C
Trust Preferred Security C	C1	48	37.22%	25.63%	0.00%	C
Trust Preferred Security D	D	48	37.22%	25.63%	0.00%	C
Trust Preferred Security E	C1	50	29.56%	20.65%	0.00%	C
Trust Preferred Security F	B	34	27.07%	23.50%	23.24%	CC
Trust Preferred Security G	A1	34	27.07%	23.50%	46.61%	CCC+

Private Mortgage-Backed Securities
Private Mortgage-Backed Securities — One	2A1	N/A	0.00%	9.76%	0.00%	C
Private Mortgage-Backed Securities — Two	A19	N/A	1.83%	5.18%	0.00%	B3

(1)	Excess subordination represents the additional default/losses in excess of both current and projected defaults/losses that the security can absorb before the security experiences any credit impairment.

(2)	The Company reviewed credit ratings provided by S&P, Moody’s and Fitch in its evaluation of issuers
     Per review of the factors outlined above, seven of the securities shown in the table above were deemed to be OTTI. The remaining securities were not deemed to be OTTI as the Company does not intend to sell these investments and has determined, based upon available evidence, that it is more likely than not that the Company will not be required to sell the security before the recovery of its amortized cost basis.
     The Company recorded credit related OTTI of $40,000 and $178,000 through earnings for the quarters ended March 31, 2011 and 2010, respectively. The following table shows the cumulative credit related component of OTTI.

For the Three Months Ended March 31, 2011
Credit Related
Component of
Other-Than-
Temporary
Impairment
(Dollars in Thousands)
Balance at Beginning of Period	$(10,528)
Add:
Incurred on Securities not Previously Impaired	—
Incurred on Securities Previously Impaired	(40)
Less:
Realized Gain/Loss on Sale of Securities	—
Reclassification Due to Changes in Company’s Intent	—
Increases in Cash Flow Expected to be Collected	—

BALANCE AT END OF PERIOD	$(10,568)

NOTE 4 — LOANS, ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY
     The following table summarizes changes in the allowance for loan losses by loan category and bifurcates the amount of allowance allocated to each loan category based on collective impairment analysis and loans evaluated individually for impairment:

As of March 31, 2011
(Dollars in Thousands)
	Commercial and	Commercial Real	Commercial	Small	Residential Real	Consumer	Consumer
	Industrial	Estate	Construction	Business	Estate	Home Equity	Other	Total
Allowance for Loan Losses:
Beginning Balance	$10,423	$21,939	$2,145	$3,740	$2,915	$3,369	$1,724	$46,255
Charge-offs	888	652	—	266	122	78	478	2,484
Recoveries	202	—	50	28	—	4	189	473
Provision	1,106	1,066	(202)	(115)	63	100	182	2,200

Ending Balance	$10,843	$22,353	$1,993	$3,387	$2,856	$3,395	$1,617	$46,444

Ending Balance: individually evaluated for impairment	$757	$105	$—	$105	$916	$18	$252	$2,153

Ending Balance: collectively evaluated for impairment	$10,086	$22,248	$1,993	$3,282	$1,940	$3,377	$1,365	$44,291

Financing Receivables:
Ending Balance: total loans by group	$508,839	$1,770,324	$123,428	$80,817	$465,366	$619,727	$59,873	$3,628,374	(1)

Ending Balance: individually evaluated for impairment	$3,439	$26,412	$1,336	$2,446	$10,091	$425	$2,113	$46,262

Ending Balance: collectively evaluated for impairment	$505,400	$1,743,912	$122,092	$78,371	$455,275	$619,302	$57,760	$3,582,112

As of December 31, 2010
	Commercial	Commercial Real	Commercial	Small	Residential Real	Consumer	Consumer
	and Industrial	Estate	Construction	Business	Estate	Home Equity	Other	Total
Allowance for Loan Losses:
Beginning Balance	$7,545	$19,451	$2,457	$3,372	$2,840	$3,945	$2,751	$42,361
Charge-offs	5,170	3,448	1,716	2,279	557	939	2,078	16,187
Recoveries	361	1	—	217	59	131	657	1,426
Provision	7,687	5,935	1,404	2,430	573	232	394	18,655

Ending Balance	$10,423	$21,939	$2,145	$3,740	$2,915	$3,369	$1,724	$46,255

Ending Balance: individually evaluated for impairment	$511	$411	$151	$221	$991	$17	$245	$2,547

Ending Balance: collectively evaluated for impairment	$9,912	$21,528	$1,994	$3,519	$1,924	$3,352	$1,479	$43,708

Financing Receivables:
Ending Balance: total loans by group	$502,952	$1,717,118	$129,421	$80,026	$478,111	$579,278	$68,773	$3,555,679	(1)

Ending Balance: individually evaluated for impairment	$3,823	$26,665	$1,999	$2,494	$9,963	$428	$2,014	$47,386

Ending Balance: collectively evaluated for impairment	$499,129	$1,690,453	$127,422	$77,532	$468,148	$578,850	$66,759	$3,508,293

(1)	The amount of deferred fees included in the ending balance was $2.8 million at both March 31, 2011 and December 31, 2010, respectively.
     For the purpose of estimating the allowance for loan losses, management segregates the loan portfolio into the portfolio segments detailed in the above tables. Each of these loan categories possess unique risk characteristics that are considered when determining the appropriate level of allowance for each segment. Some of the risk characteristics unique to each loan category include:
Commercial Portfolio:
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
Commercial Real Estate — Construction — Loans in this category consist of short-term construction loans, revolving and non-revolving credit lines and construction/permanent loans to finance the acquisition, development and construction or rehabilitation of real property. Project types include: residential 1-4 family condominium and multi-family homes, commercial/retail, office, industrial, hotels, educational and healthcare facilities and other specific use properties. Loans may be written with non-amortizing or hybrid payment structures depending upon the type of project. Collateral values are determined based upon third party appraisals and evaluations. Loan to value ratios at origination are governed by established policy and regulatory guidelines. Repayment sources vary depending upon the type of project and may consist of: sale or lease of units, operating cash flow or liquidation of other assets.
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
     For the commercial portfolio it is the Bank’s policy is to obtain personal guaranties for payment from individuals holding material ownership interests of the borrowing entities.
Consumer Real Estate Portfolio:
Real Estate — Residential — Residential mortgage loans held in the Bank’s portfolio are made to borrowers who demonstrate the ability to make scheduled payments with full consideration to underwriting factors such as current and expected income, employment status, current assets, other financial resources, credit history and the value of the collateral. Collateral consists of mortgage liens on 1-4 family residential properties. The Company does not originate sub-prime or other riskier types of residential loans.
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
Consumer Portfolio:
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
7 Rating — Potential Weakness
Borrowers exhibit potential credit weaknesses or downward trends deserving management’s close attention. If not checked or corrected, these trends will weaken the Bank’s asset and position. While potentially weak, these borrowers are currently marginally acceptable; no loss of principal or interest is envisioned.
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
     The following table details the internal risk grading categories for the Company’s commercial and industrial, commercial real estate, commercial construction and small business portfolios:

		March 31, 2011
	Risk	Commercial	Commercial	Commercial
Category	Rating	and Industrial	Real Estate	Construction	Small Business	Total

Pass	1 — 6	$448,098	$1,557,074	$105,373	$72,086	$2,182,631
Potential Weakness	7	33,693	98,572	6,642	5,125	144,032
Definite Weakness — Loss Unlikely	8	25,680	112,447	11,413	3,459	152,999
Partial Loss Probable	9	1,368	2,231	—	147	3,746
Definitive Loss	10	—	—	—	—	—

Total		$508,839	$1,770,324	$123,428	$80,817	$2,483,408

		December 31, 2010
	Risk	Commercial	Commercial	Commercial
Category	Rating	and Industrial	Real Estate	Construction	Small Business	Total

Pass	1 — 6	$445,116	$1,496,822	$110,549	$70,987	$2,123,474
Potential Weakness	7	30,250	99,400	6,311	5,252	141,213
Definite Weakness — Loss Unlikely	8	25,864	117,850	12,561	3,533	159,808
Partial Loss Probable	9	1,722	3,046	—	254	5,022
Definitive Loss	10	—	—	—	—	—

Total		$502,952	$1,717,118	$129,421	$80,026	$2,429,517

     For the Company’s residential real estate, residential construction, home equity and other consumer portfolios, the quality of the loan is best indicated by the repayment performance of an individual borrower. However, the Company does supplement performance data with current Fair Isaac Corporation (“FICO”) and Loan to Value (“LTV”) estimates. Current FICO data is purchased and appended to all consumer loans on a quarterly basis. In addition, automated valuation services and broker opinions of value are used to supplement original value data for the residential and home equity portfolios, periodically, typically twice per annum. Delinquency status is determined using payment performance, while accrual status may be determined using a combination of payment performance, expected borrower viability and collateral value. Nonaccrual consumer loans that have been restructured must perform for a period of 6 months before being removed from nonaccrual status. Delinquent consumer loans are managed by a team of seasoned collection specialists. The following table shows the weighted average FICO scores and the weighted average combined LTV ratio for the periods indicated below:

	As of
	March 31,	December 31,
	2011	2010

Residential Portfolio
FICO Score (re-scored)	736	738
Combined LTV (re-valued)	65.0%	64.0%

Home Equity Portfolio
FICO Score (re-scored)	761	760
Combined LTV (re-valued)	55.0%	55.0%
     The average FICO scores above for 2011 are based upon rescores available at March 31, 2011. The average FICO scores above for 2010 are based upon re-scores available from November 2010 and actual score data for loans booked between December 1 and December

31, 2010. The LTV ratios for both periods are based on updated automated valuations as of November 30, 2010.
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
     The following table shows nonaccrual loans at the dates indicated:

	March 31,	December 31,
	2011	2010
	(Dollars In Thousands)

Loans accounted for on a nonaccrual basis (1)
Commercial and Industrial	$3,011	$3,123
Commercial Real Estate	7,893	7,837
Commercial Construction	1,336	1,999
Small Business	617	887
Residential Real Estate	7,299	6,728
Home Equity	2,589	1,752
Consumer — Other	426	505

Total nonaccrual loans	$23,171	$22,831

(1)	Included in these amounts were $4.5 million and $4.0 million nonaccruing TDRs at March 31, 2011 and December 31, 2010, respectively.
     The following table shows the age analysis of past due financing receivables as of the dates indicated:

	March 31, 2011
											Recorded
	30-59 days		60-89 days		90 days or more		Total Past Due			Total	Investment
	Number	Principal	Number	Principal	Number	Principal	Number	Principal		Financing	>90 Days
	of Loans	Balance	of Loans	Balance	of Loans	Balance	of Loans	Balance	Current	Receivables	and Accruing
	(Dollars in Thousands)
Commercial and Industrial	29	$1,759	11	$1,036	16	$2,119	56	$4,914	$503,925	$508,839	$—
Commercial Real Estate	18	3,974	8	4,901	27	6,378	53	15,253	1,755,071	1,770,324	—
Commercial Construction	1	400	—	—	5	1,336	6	1,736	121,692	123,428	—
Small Business	53	732	12	612	16	99	81	1,443	79,374	80,817	—
Residential Real Estate	15	3,664	11	3,549	25	5,181	51	12,394	449,716	462,110	—
Residential Construction	—	—	—	—	—	—	—	—	3,256	3,256	—
Home Equity	26	1,326	10	1,063	21	1,699	57	4,088	615,639	619,727	—
Consumer — Other	289	2,353	69	387	85	576	443	3,316	56,557	59,873	226

Total	431	$14,208	121	$11,548	195	$17,388	747	$43,144	$3,585,230	$3,628,374	$226

	December 31,2010
											Recorded
	30-59 days		60-89 days		90 days or more		Total Past Due			Total	Investment
	Number	Principal	Number	Principal	Number	Principal	Number	Principal		Financing	>90 Days
	of Loans	Balance	of Loans	Balance	of Loans	Balance	of Loans	Balance	Current	Receivables	and Accruing
	(Dollars in Thousands)
Commercial and Industrial	16	$1,383	8	$910	18	$2,207	42	$4,500	$498,452	$502,952	$—
Commercial Real Estate	13	2,809	7	4,820	29	6,260	49	13,889	1,703,229	1,717,118	—
Commercial Construction	—	—	—	—	9	1,999	9	1,999	127,422	129,421	—
Small Business	23	1,071	11	302	19	420	53	1,793	78,233	80,026	—
Residential Real Estate	14	4,793	6	865	21	4,050	41	9,708	464,228	473,936	—
Residential Construction	—	—	—	—	—	—	—	—	4,175	4,175	—
Home Equity	31	1,737	8	878	12	1,095	51	3,710	575,568	579,278	4
Consumer — Other	402	2,986	89	478	85	564	576	4,028	64,745	68,773	273

Total	499	$14,779	129	$8,253	193	$16,595	821	$39,627	$3,516,052	$3,555,679	$277

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
     The following table shows the TDR loans on accrual and nonaccrual status as of the dates indicated:

March 31, 2011
	TDRs on Accrual Status		TDRs on Nonaccrual Status		Total TDRs
	Number of	Balance of	Number of	Balance of	Number of	Balance of
	Loans	Loans	Loans	Loans	Loans	Loans
			(Dollars in Thousands)
Commercial and Industrial	10	$121	2	$859	12	$980
Commercial Real Estate	17	14,810	3	1,216	20	16,026
Small Business	56	1,761	2	39	58	1,800
Residential Real Estate	26	8,008	7	2,082	33	10,090
Home Equity	4	241	2	184	6	425
Consumer — Other	163	2,009	4	104	167	2,113

TOTAL TDRs	276	$26,950	20	$4,484	296	$31,434

December 31, 2010
	TDRs on Accrual Status		TDRs on Nonaccrual Status		Total TDRs
	Number of	Balance of	Number of	Balance of	Number of	Balance of
	Loans	Loans	Loans	Loans	Loans	Loans
			(Dollars in Thousands)
Commercial and Industrial	10	$443	1	$555	11	$998
Commercial Real Estate	14	13,679	4	1,468	18	15,147
Small Business	49	1,523	—	—	49	1,523
Residential Real Estate	25	8,329	6	1,634	31	9,963
Home Equity	4	242	2	186	6	428
Consumer — Other	138	1,875	4	139	142	2,014

TOTAL TDRs	240	$26,091	17	$3,982	257	$30,073

     The amount of the specific reserve associated with the TDRs was $1.3 million and $1.6 million at March 31, 2011 and December 31, 2010, respectively. At March 31, 2011 and December 31, 2010, the amount of additional commitments to lend funds to borrowers who have been a party to a TDR was $710,000 and $1.2 million, respectively. During the quarter ended March 31, 2011, $2.0 million of loans were modified and considered to be a TDR and no TDRs moved from nonaccrual to accrual. During the year ended December 31, 2010, $21.8 million loans were modified and considered to be a TDR and $1.2 million of TDRs moved from nonaccrual to accrual in 2010.
     The table below sets forth information regarding the Company’s impaired loans as of the dates indicated:

Three Months Ended March 31,
		2011
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

		(Dollars in Thousands)
With no Related Allowance Recorded:
Commercial & Industrial	$1,876	$2,357	$—	$2,485	$38
Commercial Real Estate	23,484	23,887	—	23,534	395
Commercial Construction	1,336	1,336	—	1,344	19
Small Business	1,309	1,421	—	1,766	28
Residential Real Estate (1)	204	205	—	205	—
Consumer — Home Equity	—	—	—	—	—
Consumer — Other	9	9	—	9	—

Subtotal	28,218	29,215	—	29,343	480
With an Allowance Recorded:
Commercial & Industrial	$1,563	$1,564	$757	$2,233	$24
Commercial Real Estate	2,929	3,452	105	2,935	42
Commercial Construction	—	—	—	—	—
Small Business	1,137	1,151	105	1,251	16
Residential Real Estate (1)	9,886	10,285	916	9,899	92
Consumer — Home Equity	425	433	18	426	6
Consumer — Other	2,104	2,157	252	2,036	20

Subtotal	18,044	19,042	2,153	18,780	200

Total	$46,262	$48,257	$2,153	$48,123	$680

Year Ended December 31,
		2010
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

		(Dollars in Thousands)
With no Related Allowance Recorded:
Commercial & Industrial	$2,451	$2,917	$—	$2,539	$171
Commercial Real Estate	19,538	20,280	—	20,223	1,394
Commercial Construction	230	230	—	248	13
Small Business	1,541	1,656	—	1,689	122
Residential Real Estate (1)	205	205	—	205	10
Consumer — Home Equity	—	—	—	—	—
Consumer — Other	10	10	—	7	—

Subtotal	23,975	25,298	—	24,911	1,710
With an Allowance Recorded:
Commercial & Industrial	$1,372	$1,373	$511	$1,384	$94
Commercial Real Estate	7,127	7,379	411	7,346	438
Commercial Construction	1,769	1,769	151	1,762	76
Small Business	953	954	221	956	63
Residential Real Estate (1)	9,758	10,146	991	9,836	396
Consumer — Home Equity	428	435	17	432	21
Consumer — Other	2,004	2,035	245	1,364	58

Subtotal	23,411	24,091	2,547	23,080	1,146

Total	$47,386	$49,389	$2,547	$47,991	$2,856

(1)	Includes residential construction loans.

NOTE 5 — EARNINGS PER SHARE
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
     Earnings per share consisted of the following components for the periods indicated:

	Three Months Ended
	March 31,
	2011	2010
	(Dollars in Thousands)
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$11,188	$9,227

	Weighted Average Shares
BASIC SHARES	21,298,257	20,937,589	(1)
Effect of Dilutive Securities	46,082	70,833

DILUTIVE SHARES	21,344,339	21,008,422

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS PER SHARE
BASIC EPS	$0.53	$0.44
Effect of Dilutive Securities	0.01	—

DILUTIVE EPS	$0.52	$0.44

(1)	Unvested restricted stock awards were not considered outstanding in the computation of basic earning per share due to the immaterial balance for the three months ended March 31, 2010.
     The following table illustrates the options to purchase common stock and shares of restricted stock that were excluded from the calculation of diluted earnings per share because they were anti-dilutive:

	Three Months Ended
	March 31,
	2011	2010
Stock Options	787,163	792,847
Restricted Stock Awards	—	21,194

NOTE 6— STOCK BASED COMPENSATION
     On February 10, 2011, the Company granted 27,750 restricted stock awards to certain non-executive officers of the Company and/or Bank. On February 17, 2011, the Company granted 33,000 restricted stock awards to certain executive officers of the Company and/or Bank. These restricted stock awards were issued from the 2005 Employee Stock Plan and were determined to have a fair value per share of $27.58 and $27.43, respectively, based upon the average of the high and low price at which the Company’s common stock traded on the date of grant. The holders of these awards participate fully in the rewards of stock ownership of the Company, including voting and dividend rights. The restricted stock awards vest over a five year period.
     On February 10, 2011, the Company awarded non-qualified options to purchase 40,000 shares of common stock to certain non-executive officers of the Company and/or Bank. On February 17, 2011 the Company awarded non-qualified options to purchase 54,000 shares of common stock to certain executive officers of the Company and/or Bank. The options have been determined to have a fair value of $6.80 and $6.39 and will vest over a three year period and have a contractual life of ten years from date of grant. The following table shows the assumptions used to determine the fair value of the options:

	February 10,	February 17,
	2011	2011
Volatility	32.38%	32.11%
Expected Life	5.5 Years	5 Years
Dividend Yield	2.90%	2.89%
Risk Free Interest Rate	2.57%	2.27%
NOTE 7 — DERIVATIVES AND HEDGING ACTIVITIES
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
     Derivative instruments are carried at fair value in the Company’s financial statements. The accounting for changes in the fair value of a derivative instrument is dependent upon whether or not it qualifies as a hedge for accounting purposes, and further, by the type of hedging relationship. The Company has entered into interest rate swap contracts, as part of the Company’s interest rate risk management program, which are designated and qualify as cash flow hedges. In addition, the Company has entered into interest rate swap contracts and foreign exchange contracts with commercial banking customers, which are not afforded hedge accounting treatment.

Asset Liability Management
     The Bank currently utilizes interest rate swap agreements as hedging instruments against interest rate risk associated with the Company’s borrowings. An interest rate swap is an agreement whereby one party agrees to pay a floating rate of interest on a notional principal amount in exchange for receiving a fixed rate of interest on the same notional amount, for a predetermined period of time, from a second party. The amounts relating to the notional principal amount are not actually exchanged. The maximum length of time over which the Company is currently hedging its exposure to the variability in future cash flows for forecasted transactions related to the payment of variable interest on existing financial instruments is seven years. At March 31, 2011 and December 31, 2010, the Company had a total notional amount of $175.0 million of interest rate swaps.
     The following table reflects the Company’s derivative positions for the periods indicated below for those derivatives which qualify as hedges for accounting purposes:
Derivative Positions
Derivatives Designated as Hedging:
Cash Flow Hedges
As of March 31, 2011

					Receive			Fair Value at
	Notional	Trade	Effective	Maturity	(Variable)	Current Rate	Pay Fixed	March 31,
	Amount	Date	Date	Date	Index	Received	Swap Rate	2011
	(Dollars in Thousands)
Interest Rate Swaps
	$25,000	16-Feb-06	28-Dec-06	28-Dec-16	3 Month LIBOR	0.31%	5.04%	$(3,309)
	25,000	16-Feb-06	28-Dec-06	28-Dec-16	3 Month LIBOR	0.31%	5.04%	(3,311)
	25,000	8-Dec-08	10-Dec-08	10-Dec-13	3 Month LIBOR	0.31%	2.65%	(875)
	25,000	9-Dec-08	10-Dec-08	10-Dec-13	3 Month LIBOR	0.31%	2.59%	(837)
	25,000	9-Dec-08	10-Dec-08	10-Dec-18	3 Month LIBOR	0.31%	2.94%	210
	50,000	17-Nov-09	20-Dec-10	20-Dec-14	3 Month LIBOR	0.31%	3.04%	(2,182)

Total	$175,000						Total	$(10,304)

As of December 31, 2010

					Receive			Fair Value at
	Notional	Trade	Effective	Maturity	(Variable)	Current Rate	Pay Fixed	December 31,
	Amount	Date	Date	Date	Index	Received	Swap Rate	2010
	(Dollars in Thousands)
Interest Rate Swaps
	$25,000	16-Feb-06	28-Dec-06	28-Dec-16	3 Month LIBOR	0.30%	5.04%	$(3,713)
	25,000	16-Feb-06	28-Dec-06	28-Dec-16	3 Month LIBOR	0.30%	5.04%	(3,682)
	25,000	8-Dec-08	10-Dec-08	10-Dec-13	3 Month LIBOR	0.30%	2.65%	(1,044)
	25,000	9-Dec-08	10-Dec-08	10-Dec-13	3 Month LIBOR	0.30%	2.59%	(1,002)
	25,000	9-Dec-08	10-Dec-08	10-Dec-18	3 Month LIBOR	0.30%	2.94%	(109)
	50,000	17-Nov-09	20-Dec-10	20-Dec-14	3 Month LIBOR	0.30%	3.04%	(2,656)

Total	$175,000						Total	$(12,206)

     For derivative instruments that are designated and qualify as hedging instruments, the effective portion of the gains or losses is reported as a component of OCI, and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The Company expects approximately $5.1 million (pre-tax), to be reclassified to earnings from OCI, as an increase in interest expense, related to the Company’s cash flow hedges in the next twelve months. This reclassification is due to anticipated payments that will be made and/or received on the swaps based upon the forward curve as of March 31, 2011.
     The ineffective portion of the cash flow hedge is recognized directly in earnings. The Company did not recognize any ineffectiveness for the quarter ending March 31, 2011, and recognized an immaterial amount related to hedge ineffectiveness during the quarter ending March 31, 2010.

     During the first quarter of 2010, one of the Company’s $25.0 million interest rate swaps failed to qualify for hedge accounting. The Company ceased hedge accounting on January 6, 2010, which was the last date the interest rate swap qualified for hedge accounting. As a result, the Company recognized a loss of $238,000 directly in earnings as part of non-interest expense and reclassified $107,000 from interest expense to non-interest expense within the first quarter of 2010. Additionally, a gain of $191,000 which was previously deferred in OCI was immediately recognized in income during the first quarter, based on the Company’s anticipation of the hedged forecasted transaction no longer being probable to occur. The Company terminated the swap in June 2010 as a result of management’s decision to pay down the underlying borrowing and recognized $792,000 in earnings through the date of termination.
     The Company recognized net amortization income of $61,000 and $37,000, recorded as an offset to interest expense during the quarters ended March 31, 2011 and 2010, respectively, related to previously terminated swaps.
Customer Related Positions
     Interest rate derivatives, primarily interest-rate swaps, offered to commercial borrowers through the Bank’s loan level derivative program do not quality as hedges for accounting purposes. The Bank believes that its exposure to commercial customer derivatives is limited because these contracts are simultaneously matched at inception with an offsetting dealer transaction. The commercial customer derivative program allows the Bank to retain variable-rate commercial loans while allowing the customer to synthetically fix the loan rate by entering into a variable-to-fixed interest rate swap. At March 31, 2011 and December 31, 2010 the Company had eighty-four and seventy-two customer-related positions and offsetting dealer transactions with dealer banks, respectively. At March 31, 2011 and December 31, 2010 the Bank had a total notional amount of $338.8 million and $307.0 million, respectively, of interest rate swap agreements with commercial borrowers and an equal notional amount of dealer transactions.
     Foreign exchange contracts offered to commercial borrowers through the Bank’s derivative program do not qualify as hedges for accounting purposes. The Company acts as a seller and buyer of foreign exchange contracts to accommodate its customers. To mitigate the market and liquidity risk associated with these derivatives, the Company enters into similar offsetting positions. At March 31, 2011 and December 31, 2010 the Company had eleven and eighteen foreign exchange contracts and offsetting dealer transactions, respectively. As of March 31, 2011 and December 31, 2010 the Company had a total notional amount of $23.0 million and $41.7 million of foreign exchange contracts with commercial borrowers and an equal notional amount of dealer transactions.
     The Company does not enter into proprietary trading positions for any derivatives.
     The following table reflects the Company’s derivative positions for the periods indicated below for those derivatives not designated as hedging:

Derivative Positions
Derivatives Not Designated as Hedging:

	Notional Amount Maturing
As of March 31, 2011	2011	2012	2013	2014	Thereafter	Total	Fair Value
				(Dollars in Thousands)
Customer Related Positions

Loan Level Swaps
Receive fixed, pay variable	$—	—	21,018	82,352	235,466	$338,836	$5,321

Pay fixed, receive variable	$—	—	21,018	82,352	235,466	$338,836	$(5,464)

Foreign Exchange Contracts
Buys foreign exchange, sells US currency	$22,974	—	—	—	—	$22,974	$1,933

Buys US currency, sells foreign exchange	$22,974	—	—	—	—	$22,974	$(1,916)

	Notional Amount Maturing
As of December 31, 2010	2011	2012	2013	2014	Thereafter	Total	Fair Value
				(Dollars in Thousands)
Customer Related Positions

Loan Level Swaps
Receive fixed, pay variable	$—	—	21,624	83,051	202,275	$306,950	$7,673

Pay fixed, receive variable	$—	—	21,624	83,051	202,275	$306,950	$(7,835)

Foreign Exchange Contracts
Buys foreign exchange, sells US currency	$41,706	—	—	—	—	$41,706	$1,301

Buys US currency, sells foreign exchange	$41,706	—	—	—	—	$41,706	$(1,286)
     Changes in the fair value of customer related positions are recorded directly in earnings as they are not afforded hedge accounting treatment. The Company recorded a net increase in fair value of $22,000 for the quarter ended March 31, 2011 and a net decrease in fair value of $60,000 for the quarter ended March 31, 2010.
     The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet at the periods indicated:
Fair Values of Derivative Instruments

	Asset Derivatives				Liability Derivatives
	March 31,		December 31,		March 31,		December 31,
	2011		2010		2011		2010
	Balance Sheet		Balance Sheet		Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value	Location	Fair Value	Location	Fair Value
	(Dollars In Thousands)
Derivatives designated as hedges:
Interest rate swaps	Other Assets	$210	Other Assets	$—	Other Liabilities	$10,514	Other Liabilities	$12,206

Derivatives not designated as hedges:
Customer Related Positions:
Loan level swaps	Other Assets	$9,032	Other Assets	$9,813	Other Liabilities	$9,175	Other Liabilities	$9,975

Foreign exchange contracts	Other Assets	1,946	Other Assets	1,655	Other Liabilities	1,929	Other Liabilities	1,640

Total		$10,978		$11,468		$11,104		$11,615

     The table below presents the effect of the Company’s derivative financial instruments included in Other Comprehensive Income and current earnings:

Amount of Derivative Gain/(Loss) Recognized/Reclassified
(Dollars in Thousands)

	For the Three Months Ended
	March 31,
	2011	2010

Gain/(Loss) in OCI on Derivative (Effective Portion), Net of Tax	$304	$(2,229)

Gain/(Loss) Reclassified from OCI into Interest Income (Effective Portion)	$(1,326)	$(1,068)

Gain/(Loss) Recognized in Interest Income on Derivative (Ineffective Portion & Amount Excluded from Effectiveness Testing)	$—	$—

     Derivative contracts involve the risk of dealing with derivative counterparties and their ability to meet contractual terms. Institutional counterparties must have an investment grade credit rating and be approved by the Company’s Board of Directors. The Company’s credit exposure on interest rate swaps is limited to the net positive fair value and accrued interest of all swaps with each counterparty. The Company’s exposure relating to interest rate swaps with institutional counterparties was $210,000 at March 31, 2011 and the Company had no exposure at December 31, 2010. The Company’s exposure relating to customer related positions was approximately $9.5 million and $10.2 million at March 31, 2011 and December 31, 2010, respectively. Credit exposure may be reduced by the amount of collateral pledged by the counterparty.
     The Company currently holds derivative instruments that contain credit-risk related contingent features that are in a net liability position, which require the Company to assign collateral. The notional amount of these instruments as of March 31, 2011 and December 31, 2010 was $513.8 million and $482.0 million, respectively. The aggregate fair value of these instruments at March 31, 2011 and December 31, 2010 were $15.8 million and $20.0 million, respectively. The Company has collateral assigned to these derivative instruments amounting to $18.6 million and $30.8 million, respectively. Collateral legally required to be maintained at dealer banks by the Company is monitored and adjusted as necessary. Per a review completed by management of these instruments at March 31, 2011 it was determined that no additional collateral would have to be posted to immediately settle these instruments.
     The Company does not offset fair value amounts recognized for derivative instruments. The Company does net the amount recognized for the right to reclaim cash collateral against the obligation to return cash collateral arising from derivative instruments executed with the same counterparty under a master netting arrangement.
     Forward sale contracts of residential mortgage loans, considered derivative instruments for accounting purposes, are utilized by the Company in its efforts to manage risk of loss associated with its mortgage loan commitments and mortgage loans intended for sale. Prior to closing and funding certain single-family residential mortgage loans, an interest rate lock commitment is generally extended to the borrower. During the period from commitment date to closing date, the Company is subject to the risk that market rates of interest may change. If market rates rise, investors generally will pay less to purchase such loans resulting in a reduction in the gain on sale of the loans or, possibly, a loss. In an effort to mitigate such risk, forward delivery sales commitments are executed, under which the Company agrees to deliver whole mortgage loans to various investors. The interest rate lock commitments and forward sales commitments are recorded at fair value, with changes in fair value recorded in current period earnings. Effective July 1, 2010, pursuant to FASB ASC Topic No. 825, “Financial Instruments,” the Company elected to carry newly originated closed loans held for sale at fair value. As such, the change in fair value of loans held for sale is recorded in current period earnings.
     The table below summarizes the fair value of residential mortgage loans commitments, forward sales agreements, and loans held for sale:

	Fair Value at
	March 31,	December 31,
	2011	2010
	(Dollars in Thousands)
Interest Rate Lock Commitments	$(23)	$(459)
Forward Sales Agreements	$(22)	$1,052
Loans Held for Sale Fair Value Adjustment	$46	$(593)

	Change for the Three Months
	Ended March 31,
	2011	2010
Interest Rate Lock Commitments	$436	$587
Forward Sales Agreements	(1,075)	(722)
Loans Held for Sale Fair Value Adjustment	639	—

Total Change in Fair Value (1)	$—	$(135)

(1)	Changes in these fair values are recorded as a component of Mortgage Banking Income.

NOTE 8 – FAIR VALUE MEASUREMENTS
     Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. If there has been a significant decrease in the volume and level of activity for the asset or liability, regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. The Company uses prices and inputs that are current as of the measurement date, including in periods of market dislocation. In periods of market dislocation, the observability of prices and inputs may be reduced for many instruments. This condition could cause an instrument to be reclassified from one level to another.
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
Single and Pooled Issuer Trust Preferred Securities
The fair value of trust preferred securities, including pooled and single issuer preferred securities, is estimated using external pricing models, discounted cash flow methodologies or similar techniques. The inputs used in these valuations include benchmark yields, recent reported trades, new issue data, broker and dealer quotes and collateral performance. Accordingly, these trust preferred securities are categorized as Level 3.
Loans Held for Sale
The Company measures loans held for sale pursuant to the fair value option. The fair value of loans held for sale is measured using quoted market prices when available. If quoted market prices are not available, comparable market values or discounted cash flow analysis may be utilized. These assets are typically categorized as Level 2.
Derivative Instruments
     Derivatives
The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analyses on the expected cash flows of derivatives. These analyses reflect the contractual terms of the derivatives, including the period to maturity, and use observable market-based inputs, including interest rate curves and implied volatilities. The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings. Although the Company has determined that the majority of the inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. However, as of March 31, 2011, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the

Company has determined that its derivative valuations in their entirety are classified in Level 2.
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
     Assets and Liabilities Measured at Fair Value on a Recurring Basis at the periods indicated were as follows:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Balance	(Level 1)	(Level 2)	(Level 3)
	(Dollars in Thousands)
March 31, 2011
Description
Assets
Trading Securities	$8,521	$8,521	$—	$—
Securities Available for Sale:
U.S. Treasury Securities	709	—	709	—
Agency Mortgage-Backed Securities	282,736	—	282,736	—
Agency Collateralized Mortgage Obligations	41,307	—	41,307	—
Private Mortgage-Backed Securities	9,012	—	—	9,012
Single Issuer Trust Preferred Securities Issued by Banks and Insurers	4,462	—	—	4,462
Pooled Trust Preferred Securities Issued by Banks and Insurers	3,136	—	—	3,136
Loans Held for Sale	8,643	—	8,643	—
Derivative Instruments	11,188	—	11,188	—
Liabilities
Derivative Instruments	21,663	—	21,663	—

December 31, 2010
Description
Assets
Trading Securities	$7,597	$7,597	$—	$—
Securities Available for Sale:
U.S. Treasury Securities	717	—	717	—
Agency Mortgage-Backed Securities	313,302	—	313,302	—
Agency Collateralized Mortgage Obligations	46,135	—	46,135	—
Private Mortgage-Backed Securities	10,254	—	—	10,254
Single Issuer Trust Preferred Securities Issued by Banks and Insurers	4,221	—	—	4,221
Pooled Trust Preferred Securities Issued by Banks and Insurers	2,828	—	—	2,828
Loans Held for Sale	27,917	—	27,917	—
Derivative Instruments	12,520	—	12,520	—
Liabilities
Derivative Instruments	24,280	—	24,280	—
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
	Securities Available for Sale
			Private
	Pooled Trust	Single Trust	Mortgage-
	Preferred	Preferred	Backed
	Securities	Securities	Securities	Total

	(Dollars in Thousands)

Balance at January 1, 2010	$2,595	$3,010	$14,289	$19,894

Gains and Losses (realized/unrealized)
Included in earnings	(112)	—	(222)	(334)
Included in Other Comprehensive Income	388	1,211	1,197	2,796
Purchases	—	—	—	—
Issuances	—	—	—	—
Settlements	(43)	—	(5,010)	(5,053)
Transfers in to Level 3	—	—	—	—

Balance at December 31, 2010	$2,828	$4,221	$10,254	$17,303

Gains and Losses (realized/unrealized)
Included in earnings	(8)	—	(32)	(40)
Included in Other Comprehensive Income	325	241	160	726
Purchases	—	—	—	—
Issuances	—	—	—	—
Settlements	(9)	—	(1,370)	(1,379)
Transfers in to Level 3	—	—	—	—

Balance at March 31, 2011	$3,136	$4,462	$9,012	$16,610

     Assets and liabilities measured at fair value on a non-recurring basis at the periods indicated were as follows:

	Fair Value Measurements at Reporting Date Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable	Total
		Assets	Inputs	Inputs	Gains
	Balance	(Level 1)	(Level 2)	(Level 3)	(Losses)
	(Dollars in Thousands)
As of March 31, 2011
Description

Impaired Loans	$18,044	$—	$—	$18,044	$(2,153)
Other Real Estate Owned	9,346	—	4,117	5,229	—
Mortgage Servicing Asset	1,564	—	—	1,564	—

As of December 31, 2010
Description

Impaired Loans	$23,411	$—	$—	$23,411	$(2,547)
Other Real Estate Owned	7,273	—	2,933	4,340	—
Mortgage Servicing Asset	1,635	—	—	1,635	—
     The estimated fair values and related carrying amounts of the Company’s financial instruments are as follows:

	March 31,		December 31,
	2011		2010
	BOOK	FAIR	BOOK	FAIR
	VALUE	VALUE	VALUE	VALUE
	(Dollars In Thousands)		(Dollars In Thousands)
FINANCIAL ASSETS
Securities Held To Maturity (a)	$239,305	$237,828	$202,732	$201,234
Loans, Net of Allowance for Loan Losses (b)	3,581,930	3,557,415	3,509,424	3,554,761

FINANCIAL LIABILITIES
Time Certificates of Deposits ( c)	$674,776	$677,557	$693,176	$697,064
Federal Home Loan Bank Advances ( c)	277,285	268,299	302,414	297,740
Federal Funds Purchased and Assets
Sold Under Repurchase Agreements ( c)	184,738	187,921	168,119	171,702
Junior Subordinated Debentures (d)	61,857	60,465	61,857	60,796
Subordinated Debentures ( c)	30,000	23,177	30,000	23,655

(a)	The fair values presented are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments and/or discounted cash flow analyses.

(b)	Fair value is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities or cash flows.

(c)	Fair value was determined by discounting anticipated future cash payments using rates currently available for instruments with similar remaining maturities.

(d)	Fair value was determined based upon market prices of securities with similar terms and maturities.
     This summary excludes financial assets and liabilities for which the carrying value approximates fair value. For financial assets, these include cash and due from banks, federal funds sold, short-term investments, Federal Home Loan Bank stock, and bank owned life insurance. For financial liabilities, these include demand, savings, money market deposits, and federal funds purchased, and assets sold under repurchase agreements. The estimated fair value of demand, savings and money market deposits is the amount payable at the reporting date. Also excluded from the summary are financial instruments measured at fair value on a recurring and non-recurring basis, as previously described.

NOTE 9 — COMPREHENSIVE INCOME/(LOSS)
     Information on the Company’s comprehensive income/(loss), presented net of taxes, is set forth below for the three months ended March 31, 2011 and 2010:

	Pre Tax		Tax Expense	After Tax
Three Months Ended March 31, 2011(Dollars in Thousands)	Amount		(Benefit)	Amount

Change in Fair Value of Securities Available for Sale	$1,051		$(387)	$(664)
Net Security Losses Reclassified into Earnings	(40	)(1)	16	24

Net Change in Fair Value of Securities Available for Sale	1,011		(371)	(640)

Change in Fair Value of Cash Flow Hedges	(514	)(2)	210	304
Net Cash Flow Hedge Gains Reclassified into Earnings	(1,232)		542	690

Net Change in Fair Value of Cash Flow Hedges	(1,746)		752	994

Amortization of Certain Costs Included in Net Periodic Retirement Costs	(187)		26	161

Total Other Comprehensive Income	$(922)		$407	$515

	Pre Tax		Tax Expense	After Tax
Three Months Ended March 31, 2010(Dollars in Thousands)	Amount		(Benefit)	Amount

Change in Fair Value of Securities Available for Sale	$(2,322)		$904	$1,418
Net Security Losses Reclassified into Earnings	(178	)(1)	73	105

Net Change in Fair Value of Securities Available for Sale	(2,500)		977	1,523

Change in Fair Value of Cash Flow Hedges	3,768	(2)	(1,539)	(2,229)
Net Cash Flow Hedge Gains Reclassified into Earnings	(877)		369	508

Net Change in Fair Value of Cash Flow Hedges	2,891		(1,170)	(1,721)

Amortization of Certain Costs Included in Net Periodic Retirement Costs	(39)		16	23

Total Other Comprehensive Loss	$352		$(177)	$(175)

(1)	Net security losses represent pre-tax OTTI credit related losses of $40,000 and $178,000 for the three months ended March 31, 2011 and 2010, respectively.

(2)	Includes the remaining balance of a realized but unrecognized gain, net of tax, from the termination of interest rate swaps in June 2009. The original gain of $1.3 million will be recognized in earnings through December 2018, the original maturity date of the swap. The balance of this gain had amortized to $1.1 million and $1.3 million at March 31, 2011 and 2010, respectively.
Accumulated Other Comprehensive Income (Loss), net of tax, is comprised of the following components:

	At March 31,
	2011	2010
Unrealized gain on securities available for sale	$5,665	$5,917
Net actuarial loss and prior service cost for pension and other post retirement benefit plans	(933)	(1,189)
Unrealized loss on cash flow hedge	(6,095)	(3,406)
Deferred gain on hedge accounting transactions	1,112	1,256

Total	$(251)	$2,578

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with the consolidated financial statements, notes and tables included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the Securities and Exchange Commission.
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
     Although the Company believes that the expectations reflected in the Company’s forward-looking statements are reasonable, these statements involve risks and uncertainties that are subject to change based on various important factors (some of which are beyond the Company’s control). The following factors, among others, could cause the Company’s financial performance to differ materially from the Company’s goals, plans, objectives, intentions, expectations and other forward-looking statements:
•	a weakening in the United States economy in general and the regional and local economies within the New England region and Massachusetts, which could result in a deterioration of credit quality, a change in the allowance for loan losses, or a reduced demand for the Company’s credit or fee-based products and services;

•	adverse changes in the local real estate market could result in a deterioration of credit quality and an increase in the allowance for loan loss, as most of the Company’s loans are concentrated in eastern Massachusetts and Cape Cod, and to a lesser extent, Rhode Island, and a substantial portion of these loans have real estate as collateral;

•	the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, could affect the Company’s business environment or affect the Company’s operations;

•	the effects of, any changes in, and any failure by the Company to comply with tax laws generally and requirements of the federal New Markets Tax Credit program in particular could adversely affect the Company’s tax provision and its financial results;

•	inflation, interest rate, market and monetary fluctuations could reduce net interest income and could increase credit losses;

•	adverse changes in asset quality could result in increasing credit risk-related losses and expenses;

•	changes in the deferred tax asset valuation allowance in future periods may adversely affect financial results;

•	competitive pressures could intensify and affect the Company’s profitability, including continued industry consolidation, the increased financial services provided by non-banks and banking reform;

•	a deterioration in the conditions of the securities markets could adversely affect the value or credit quality of the Company’s assets, the availability and terms of funding necessary to meet the Company’s liquidity needs, and the Company’s ability to originate loans and could lead to impairment in the value of securities in the Company’s investment portfolios, having an adverse effect on the Company’s earnings;

•	the potential need to adapt to changes in information technology could adversely impact the Company’s operations and require increased capital spending;

•	changes in consumer spending and savings habits could negatively impact the Company’s financial results;

•	acquisitions may not produce results at levels or within time frames originally anticipated and may result in unforeseen integration issues or impairment of goodwill and/or other intangibles;

•	new laws and regulations regarding the financial services industry including, but not limited to, the Dodd-Frank Wall Street Reform & Consumer Protection Act, may have significant effects on the financial services industry in general, and/or the Company in particular, the exact nature and extent of which is uncertain;

•	changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) generally applicable to the Company’s business could adversely affect the Company’s operations; and

•	changes in accounting policies, practices and standards, as may be adopted by the regulatory agencies as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board, and other accounting standard setters, could negatively impact the Company’s financial results.

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

			Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2011	2010	2010	2010	2010
	(Dollars in Thousands, Except Per Share Data)
FINANCIAL CONDITION DATA:
Securities available for sale	$341,362	$377,457	$436,887	$482,989	$473,515
Securities held to maturity	239,305	202,732	180,623	103,463	91,059
Loans	3,628,374	3,555,679	3,408,043	3,428,912	3,411,792
Allowance for loan losses	46,444	46,255	45,619	45,291	45,278
Goodwill and Core Deposit Intangibles	141,951	141,956	142,422	142,888	143,371
Total assets	4,645,783	4,695,738	4,703,791	4,740,975	4,547,207
Total deposits	3,584,926	3,627,783	3,617,158	3,679,873	3,473,853
Total borrowings	556,718	565,434	577,429	576,146	606,973
Stockholders’ equity	447,985	436,472	425,661	422,062	418,224
Non-performing loans	23,397	23,108	24,687	23,678	41,840
Non-performing assets	33,856	31,493	34,789	32,083	48,827

OPERATING DATA:
Interest income	$48,958	$49,971	$50,588	$51,319	$50,848
Interest expense	7,485	8,582	9,391	10,152	10,638
Net interest income	41,473	41,389	41,197	41,167	40,210
Provision for loan losses	2,200	3,575	3,500	6,931	4,650
Non-interest income	12,598	14,263	11,654	10,938	10,050
Non-interest expenses	36,482	36,688	34,540	34,929	33,588
Net income available to the common shareholder	11,188	11,838	11,145	8,030	9,227

PER SHARE DATA:
Net income — Basic	$0.53	$0.56	$0.53	$0.38	$0.44
Net income — Diluted	0.52	0.56	0.53	0.38	0.44
Cash dividends declared	0.19	0.18	0.18	0.18	0.18
Book value (1)	20.93	20.57	20.08	19.91	19.76

OPERATING RATIOS:
Return on average assets	0.98%	1.01%	0.95%	0.70%	0.84%
Return on average common equity	10.24%	10.85%	10.38%	7.60%	8.95%
Net interest margin (on a fully tax equivalent basis)	4.02%	3.91%	3.89%	3.96%	4.08%
Equity to assets	9.64%	9.30%	9.05%	8.90%	9.20%
Dividend payout ratio	36.33%	32.25%	34.26%	47.52%	41.28%

ASSET QUALITY RATIOS:
Non-performing loans as a percent of gross loans	0.64%	0.65%	0.72%	0.69%	1.23%
Non-performing assets as a percent of total assets	0.73%	0.67%	0.74%	0.68%	1.07%
Allowance for loan losses as a percent of total loans	1.28%	1.30%	1.34%	1.32%	1.33%
Allowance for loan losses as a percent of non-performing loans	198.50%	200.17%	184.79%	191.28%	108.22%

CAPITAL RATIOS:
Tier 1 leverage capital ratio	8.48%	8.19%	7.99%	7.86%	8.06%
Tier 1 risk-based capital ratio	10.48%	10.28%	10.35%	10.01%	10.02%
Total risk-based capital ratio	12.55%	12.37%	12.47%	12.11%	12.14%

(1)	Calculated by dividing total stockholders’ equity by the total outstanding shares as of the end of each period.

Executive Level Overview
     The first quarter of 2011 was marked by continued positive results. The Company experienced solid loan growth, strong core deposit levels, and favorable asset quality trends, resulting in net income of $11.2 million, or $0.52 on a diluted per share basis for the three months ended March 31, 2011, which represents an increase of 21.3% and 18.2%, respectively as compared to the three months ended March 31, 2010. The Company was able to achieve such strong results by continuing to generate growth in both the commercial and industrial and commercial real estate categories, resulting in total commercial loan portfolio growth of 2.2%, or 9.0% annualized from the prior quarter. The Company’s home equity portfolio has also shown solid growth, with an increase of 6.9%, or 28.3% on an annualized basis, as compared to prior quarter. The following table illustrates key performance measures for the periods indicated, highlighting the positive results:

	For the Three
	Months
	Ended
	March 31,
	2011	2010
Diluted Earnings Per Share	$0.52	$0.44
Return on Average Assets	0.98%	0.84%
Return on Average Common Equity	10.24%	8.95%
Net Interest Margin	4.02%	4.08%
     The Company’s overall financial position is influenced by a variety of factors, such as current economic conditions and the interest rate environment. For the first quarter of 2011, the Company’s financial performance includes the impact of:
•	Commercial loan growth driven by continued relationship building with new and existing customers.

•	Home equity outstanding balances have increased significantly due largely to marketing and product promotion endeavors.

•	Lower cost core deposits now represent 81.2% of total deposits, leading to a cost of funds of 0.40%.

•	Investment management had a strong quarter with revenues of $3.2 million, an increase of 17.9% as compared to the same prior year period, driven by the increase in the assets under administration to $1.6 billion.
     The Company continued to experience positive asset quality trends during the first quarter of 2011. Net charge-offs have decreased to $2.0 million, or 0.23% of average loans on an annualized basis, down from $2.9 million, or 0.33% of average loans on an annualized basis for the quarter ended December 31, 2010. Both early and late stage delinquencies were stable quarter over quarter, which is attributed to the Company’s focused loan workout efforts, with total delinquencies representing 1.19% and 1.11% of loans and early stage delinquencies representing 0.71% and 0.65% of loans at March 31, 2011 and December 31, 2010, respectively. Although nonperforming assets increased modestly in the first quarter of 2011 to $33.9 million, or 0.73% of assets as compared to $31.5 million, or 0.67% of total assets at December 31, 2010, they are down significantly when compared to the first quarter of 2010 with decreases of $15.0 million, or 30.7%. Nonperforming assets are reviewed and closely managed to ensure an expedient workout. The following table shows the rollforward of nonperforming assets for the quarter ended March 31, 2011:

Nonperforming Assets
(Dollars in Thousands)
Beginning Balance at January 1, 2011		$31,493
New to Nonperforming		9,046
Loans Charged-Off		(2,484)
Loans Paid-Off		(1,934)
Loans Transferred to Other Real Estate Owned		(3,061)
Loans Restored to Accrual Status		(1,116)
Change to Other Real Estate Owned:
New to Other Real Estate Owned	$3,061
Valuation Write Down	(530)
Sale of Other Real Estate Owned	(457)

Total Change to Other Real Estate Owned	2,074	2,074
Other		(162)

Ending Balance at March 31, 2011		$33,856

     The following tables display the asset quality trends that the Company has experienced over the trailing five quarters for nonperforming loan levels, delinquency levels, and net charge-offs:

     As a result of the positive asset quality trends, the Company reduced provision for loan loss levels. The provision for loan losses was $2.2 million for the three months ended March 31, 2011 as compared to $4.7 million for the three months ended March 31, 2010. The Company’s allowance as a percentage of total loans was at 1.28% as compared to 1.30% and 1.33% for the quarters ended December 31, 2010 and March 31, 2010, respectively.
     The Company continues to generate adequate levels of capital internally to fund future growth. The Company’s capital levels increased by $11.5 million, or 2.6%, from December 31, 2010, resulting in strong capital ratios and a tangible common equity ratio which improved to 7.22%, pro forma to include the tax deductibility of certain goodwill, and regulatory capital levels exceeded prescribed thresholds. As a result, the Company increased the common stock dividend to $0.19 per share for the quarter ended March 31, 2011, an increase of 5.56%.
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
     There have been no material changes in critical accounting policies during the first quarter of 2011. Please refer to the 2010 Form 10-K for a complete listing of critical accounting policies.

FINANCIAL POSITION
     Securities Portfolio The Company’s securities portfolio consists of trading assets, securities available for sale, and securities which management intends to hold until maturity. Securities remained relatively flat at $589.2 million at March 31, 2011 as compared to December 31, 2010. The Company purchased fixed rate mortgage-backed securities to replace runoff of existing securities during the quarter. The ratio of securities to total assets as of March 31, 2011 was 12.7% compared to 12.5% at December 31, 2010.
     The Company continually reviews investment securities for the presence of other-than-temporary impairment (“OTTI”). Further analysis of the Company’s OTTI can be found in Note 3 “Securities” within Notes to Consolidated Financial Statements included in Item 1 hereof.
     The Company’s trading assets were $8.5 million and $7.6 million at March 31, 2011 and December 31, 2010, respectively. Trading assets are comprised of securities which are held solely for the purpose of funding certain executive non-qualified retirement obligations and an equity fund security whose investment objective is to invest in geographically specific private placement debt securities designed to support underlying economic activities such as community development and affordable housing.
     Residential Mortgage Loan Sales The Company’s primary loan sale activity arises from the sale of government sponsored enterprise eligible residential mortgage loans to other financial institutions. During 2011 and 2010, the Bank originated residential loans with the intention of selling them in the secondary market. Loans are sold with servicing rights released and with servicing rights retained. The table below reflects the origination of these loans during the periods indicated:
Table 1 — Residential Mortgage Loan Sales

	Three Months Ended
	March 31,
	2011	2010
	(Dollars in Thousands)
Loans originated and sold with servicing rights released	$79,191	$60,247
Loans originated and sold with servicing rights retained	$3,670	$2,168
     The Company recognizes a mortgage servicing asset when it sells a loan with servicing rights retained. When the Company sells a loan the Company enters into agreements that contain representations and warranties about the characteristics of the loans sold and their origination. The Company may be required to either repurchase mortgage loans or to indemnify the purchaser from losses if representations and warranties are breached. The Company has not at this time established a reserve for loan repurchases as it believes material losses are not probable.
     Loan Portfolio Management has been focusing on changing the overall composition of the balance sheet by emphasizing growth in commercial and home equity lending categories, while placing less emphasis on the other lending categories. Although changing the composition of the Company’s loan portfolio has led to a slower growth rate than what otherwise may have been achieved, management believes the change to be prudent given the prevailing interest rate and economic environment. At March 31, 2011, the Bank’s loan portfolio amounted to $3.6 billion, an increase of $72.7 million, or 2.0%, from December 31, 2010. The Company was able to sustain growth by continuing to generate growth in both the commercial and industrial and commercial real estate categories, resulting in total commercial portfolio growth of 2.2%, or 9.0% annualized from the prior quarter. The Company’s home equity portfolio has also shown solid growth, with increases of 6.9%, or 28.3% on an annualized basis, as compared to prior quarter.
     The Bank’s commercial real estate portfolio, inclusive of commercial construction, is the Bank’s largest loan type concentration. This portfolio is well-diversified with loans secured by a variety of property types, such as owner-occupied and non-owner-occupied commercial, retail, office, industrial, warehouse, industrial development bonds, and other special purpose properties, such as hotels, motels, nursing homes, restaurants, churches, recreational facilities, marinas, and golf courses. Commercial real estate also includes loans secured by certain residential-related property types including multi-family apartment buildings, residential development tracts and condominiums. The following pie chart shows the diversification of the commercial real estate portfolio as of March 31, 2011:

Average Loan Size	$631.3k	Non-Performing Loans/Loans	0.49%
Largest Individual CRE Mortgage $11.0 million		Owner Occupied	21.7%
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
     Delinquency The Bank’s philosophy toward managing its loan portfolios is predicated upon careful monitoring, which stresses early detection and response to delinquent and default situations. The Bank seeks to make arrangements to resolve any delinquent or default situation over the shortest possible time frame. Generally, the Bank requires that a delinquency notice be mailed to a borrower upon expiration of a grace period (typically no longer than 15 days beyond the due date). Reminder notices may be sent and telephone calls may be made prior to the expiration of the grace period. If the delinquent status is not resolved within a reasonable time frame following the mailing of a delinquency notice, the Bank’s personnel charged with managing its loan portfolios contacts the borrower to ascertain the reasons for delinquency and the prospects for payment. Any subsequent actions taken to resolve the delinquency will depend upon the nature of the loan and the length of time that the loan has been delinquent. The borrower’s needs are considered as much as reasonably possible without jeopardizing the Bank’s position. A late charge is usually assessed on loans upon expiration of the grace period.
     Nonaccrual Loans As permitted by banking regulations, certain consumer loans past due 90 days or more continue to accrue interest. In addition, certain commercial and real estate loans that are more than 90 days past due may be kept on an accruing status if the loan is well secured and in the process of collection. As a general rule, within commercial real estate or home equity categories, loans more than 90 days past due with respect to principal or interest are classified as nonaccrual loans. Income accruals are suspended on all nonaccrual loans and all previously accrued and uncollected interest is reversed against current income. A loan remains on nonaccrual status until it becomes current with respect to principal and interest (and in certain instances remains current for up to six months), when the loan is liquidated, or when the loan is determined to be uncollectible and is charged-off against the allowance for loan losses.
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
     It is the Bank’s policy to have any restructured loans which are on nonaccrual status prior to being modified remain on nonaccrual status for approximately six months, subsequent to being modified, before management considers its return to accrual status. If the restructured loan is on accrual status prior to being modified, it is reviewed to determine if the modified loan should remain on accrual status. Loans that are considered TDRs are classified as performing, unless they are on nonaccrual status. All TDRs are considered impaired by the Company, unless it is determined that the borrower is performing under modified terms and the restructuring agreement specified an interest rate greater than or equal to an acceptable rate for a comparable new loan.
     Nonperforming Assets Nonperforming assets are comprised of nonperforming loans, nonperforming securities, Other Real Estate Owned (“OREO”), and other assets in possession. Nonperforming loans consist of loans that are more than 90 days past due but still accruing interest and nonaccrual loans.
     Nonperforming securities consist of securities that are on nonaccrual status. The Company holds six collateralized debt obligation securities (“CDOs”) comprised of pools of trust preferred securities issued by banks and insurance companies, which are currently deferring interest payments on certain tranches within the bonds’ structures, including the tranches held by the Company. The bonds are anticipated to continue to defer interest until cash flows are sufficient to satisfy certain collateralization levels designed to protect more senior tranches. As a result, the Company has placed these securities on nonaccrual status and has reversed any previously accrued income related to these securities.
     When an OREO property is deemed to be in the Bank’s control, it is recorded at fair value less estimated costs to sell at the date control is established, resulting in a new cost basis. The amount by which the recorded investment in the loan exceeds the fair value (net of estimated costs to sell) of the foreclosed asset is charged to the allowance for loan losses. Subsequent declines in the fair value of the foreclosed asset below the new cost basis are recorded through the use of a valuation allowance. Subsequent increases in the fair value are recorded as reductions in the allowance, but not below zero. All costs incurred thereafter in maintaining the property are charged to non-interest expense. In the event the real estate is utilized as a rental property, rental income and expenses are recorded as incurred and included in non-interest income and non-interest expense, respectively.
     The following table sets forth information regarding nonperforming assets held by the Bank at the dates indicated:

Table 2 — Nonperforming Assets/Loans

	March 31,	December 31,	March 31,
	2011	2010	2010

	(Dollars In Thousands)
Loans Past Due 90 Days or More but Still Accruing
Home Equity	$—	$4	$—
Consumer — Other	226	273	135

Total	$226	$277	$135

Loans Accounted for on a
Nonaccrual Basis (1)
Commercial and Industrial	$3,011	$3,123	$7,252
Commercial Real Estate	9,229	9,836	23,645
Small Business	617	887	1,294
Residential Real Estate	7,299	6,728	8,091
Home Equity	2,589	1,752	948
Consumer — Other	426	505	474

Total	$23,171	$22,831	$41,704

Total Nonperforming Loans	$23,397	$23,108	$41,839

Nonaccrual Securities	1,054	1,051	899

Other Real Estate Owned and Assets in Possession	9,405	7,334	6,089

Total Nonperforming Assets	$33,856	$31,493	$48,827

Nonperforming Loans as a Percent of Gross Loans	0.64%	0.65%	1.23%

Nonperforming Assets as a Percent of Total Assets	0.73%	0.67%	1.07%

(1)	There were $4.5 million, $4.0 million, and $2.3 million TDRs on nonaccrual at March 31, 2011, December 31, 2010, and March 31, 2010, respectively.
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
Table 3 — Potential Problem Commercial Loans

	March 31,	December 31,
	2011	2010
	(Dollars in Thousands)
Number of Loan Relationships	57	62
Aggregate Outstanding Balance	$116,607	$126,167

     At March 31, 2011, these potential problem loans continued to perform with respect to payments. Management actively monitors these loans and strives to minimize any possible adverse impact to the Bank.
     Income accruals are suspended on all nonaccrual loans and all previously accrued and uncollected interest is reversed against current income. The table below shows interest income that was recognized or collected on nonaccrual and performing TDRs as of the dates indicated:
Table 4 — Interest Income Recognized/Collected on
Nonaccrual Loans and Troubled Debt Restructurings

	Three Months Ended
	March 31,
	2011	2010
	(Dollars in Thousands)
Interest income that would have been recognized if nonaccruing loans had been performing	$717	$923
Interest income recognized on TDRs still accruing	$354	$203
Interest collected on these nonaccrual and TDRs and included in interest income	$411	$211
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
     At March 31, 2011, impaired loans included all commercial and industrial loans, commercial real estate loans, commercial construction, and small business loans that are on nonaccrual status, TDRs, and certain other loans that have been categorized as impaired.

Total impaired loans at March 31, 2011 and December 31, 2010 were $46.3 million and $47.4 million, respectively. For additional information regarding the Bank’s asset quality, including delinquent loans, nonaccruals, TDRs, and impaired loans, see Note 4, “Loans, Allowance for Loan Losses, and Credit Quality” within Notes to Consolidated Financial Statements included in Item 1 hereof.
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
     While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on increases in nonperforming loans, changes in economic conditions, or for other reasons. Additionally, various regulatory agencies, as an integral part of the Bank’s examination process, periodically assess the adequacy of the allowance for loan losses and may require the Company to increase its provision for loan losses or recognize further loan charge-offs.
     As of March 31, 2011, the allowance for loan losses totaled $46.4 million, or 1.28% of total loans as compared to $46.3 million, or 1.30% of total loans, at December 31, 2010. The change in the allowance was due to a combination of factors including shifts in the composition of the loan portfolio mix, changes in asset quality and loan growth.
     The following table summarizes changes in the allowance for loan losses and other selected statistics for the periods presented:

Table 5 — Summary of Changes in the Allowance for Loan Losses

	Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2011	2010	2010	2010	2010

	(Dollars in Thousands)
AVERAGE LOANS	$3,590,829	$3,481,884	$3,430,372	$3,422,101	$3,403,909

Allowance for Loan Losses, Beginning of Period	$46,255	$45,619	$45,291	$45,278	$42,361
Charged-Off Loans:
Commercial and Industrial	888	1,313	1,489	1,837	531
Commercial Real Estate	652	594	851	1,804	199
Commercial Construction	—	—	—	1,716	—
Small Business	266	541	549	858	331
Residential Real Estate	122	46	51	321	139
Consumer — Home Equity	78	384	24	289	242
Consumer — Other	478	512	515	469	582

Total Charged-Off Loans	2,484	3,390	3,479	7,294	2,024

Recoveries on Loans Previously Charged-Off:
Commercial and Industrial	202	276	60	21	4
Commercial Real Estate	—	—	—	—	1
Commercial Construction	50	—	—	—	—
Small Business	28	46	34	57	80
Residential Real Estate	—	—	26	28	4
Consumer — Home Equity	4	6	63	55	8
Consumer — Other	189	123	124	215	194

Total Recoveries	473	451	307	376	291

Net Loans Charged-Off:
Commercial and Industrial	686	1,037	1,429	1,816	527
Commercial Real Estate	652	594	851	1,804	198
Commercial Construction	(50)	—	—	1,716	—
Small Business	238	495	515	801	251
Residential Real Estate	122	46	25	293	135
Consumer — Home Equity	74	378	(39)	234	234
Consumer — Other	289	389	391	254	388

Total Net Loans Charged-Off	2,011	2,939	3,172	6,918	1,733

Provision for Loan Losses	2,200	3,575	3,500	6,931	4,650

TOTAL ALLOWANCES FOR LOAN LOSSES, END OF PERIOD	$46,444	$46,255	$45,619	$45,291	$45,278

Net Loans Charged-off as a Percent of Average Total Loans (Annualized)	0.23%	0.33%	0.37%	0.81%	0.21%
Total Allowance for Loan Losses as a Percent of Total Loans	1.28%	1.30%	1.34%	1.32%	1.33%
Total Allowance for Loan Losses as a Percent of Nonperforming Loans	198.50%	200.17%	184.79%	191.28%	108.22%
Net Loans Charged-Off as a Percent of Allowance for Loan Losses (Annualized)	17.56%	25.21%	27.89%	61.3%	15.5%
Recoveries as a Percent of Charge-Offs (Annualized)	19.04%	13.30%	8.82%	5.15%	14.38%
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

     The following table sets forth the allocation of the allowance for loan losses by loan category at the dates indicated:
Table 6 — Summary of Allocation of Allowance for Loan Losses

	March 31,		December 31,
	2011		2010
		(Dollars In thousands)
		Percent of		Percent of
		Loans		Loans
	Allowance	In Category	Allowance	In Category
	Amount	To Total Loans	Amount	To Total Loans
Commercial and Industrial	$10,843	14.0%	$10,423	14.1%
Commercial Real Estate	22,353	48.8%	21,939	52.0%
Commercial Construction	1,993	3.4%	2,145	0.1%
Small Business	3,387	2.2%	3,740	2.3%
Residential Real Estate (1)	2,856	12.8%	2,915	13.3%
Home Equity	3,395	17.1%	3,369	16.3%
Consumer — Other	1,617	1.7%	1,724	1.9%

Total Allowance for Loan Losses	$46,444	100.0%	$46,255	100.0%

(1)	Includes residential construction.
     When available information confirms that specific loans or portions thereof are uncollectible, these amounts are promptly charged-off against the allowance for loan losses. All charge-offs of loans or financing receivables are charged directly to the allowance for loan losses and any recoveries of such previously charged-off amounts are credited to the allowance.
     Loans which are determined to be uncollectible by management are charged-off. To determine if a loan should be charged-off, all possible sources of repayment are analyzed. Possible sources of repayment include the potential for future cash flows, the value of the Bank’s collateral, and the strength of co-makers or guarantors.
     Regardless of whether a loan is unsecured or collateralized, the Company charges off the amount of any confirmed loan loss in the period when the loans, or portions of loans, are deemed uncollectible. For troubled, collateral-dependent loans, loss-confirming events may include an appraisal or other valuation that reflects a shortfall between the value of the collateral and the book value of the loan or receivable, or a deficiency balance following the sale of the collateral. During the first quarter of 2011, the allowance increased by approximately $189,000 to $46.4 million at March 31, 2011.
     For additional information regarding the Bank’s allowance for loan losses, see Note 4, “Loans, Allowance for Loan Losses, and Credit Quality” within Notes to Consolidated Financial Statements included in Item 1 hereof.

     Federal Home Loan Bank Stock The Bank held an investment in Federal Home Loan Bank Boston (“FHLBB”) of $35.9 million at March 31, 2011 and December 31, 2010 respectively. The FHLBB is a cooperative that provides services to its member banking institutions. The primary reason for the FHLBB membership is to gain access to a reliable source of wholesale funding, particularly term funding, as a tool to manage interest rate risk. The purchase of stock in the FHLBB is a requirement for a member to gain access to funding. The Company purchases FHLBB stock proportional to the volume of funding received and views the purchases as a necessary long-term investment for the purposes of balance sheet liquidity and not for investment return.
     During the first quarter of 2011 the FHLBB continued the moratorium on excess stock repurchases that was put into effect during 2008, as the FHLBB’s board of directors have continued to focus on building retained earnings while delivering core solutions of liquidity and longer-term funding to their members. As a result of these efforts, the FHLBB was able to restore a modest dividend as announced on February 22, 2011.
     Goodwill and Identifiable Intangible Assets Goodwill and identifiable intangible assets were $142.0 million at both March 31, 2011 and December 31, 2010.
     Bank Owned Life Insurance The bank holds Bank Owned Life Insurance (“BOLI”) for the purpose of offsetting the Bank’s future obligations to its employees under its retirement and benefits plans. The value of BOLI was $83.5 million and $82.7 million at March 31, 2011 and December 31, 2010, respectively. The bank recorded tax exempt income from BOLI of $706,000 and $721,000 for the quarters ended March 31, 2011 and 2010, respectively.
     Deposits Total deposits decreased by $42.9 million, or 1.2%, during the quarter ended March 31, 2011. Core deposits were lower by $24.5 million, or 0.8%, driven by seasonality in the Company’s deposit base. The Company’s emphasis on lower cost core deposits has led to a steady reduction in time deposits which declined by $18.4 million, or 2.7%, in the first quarter. Core deposits to total deposits rose to 81.2% and the total cost of deposits continued to decline to 0.40% for the current quarter, down 5 basis points from the prior period.
     The Bank also participates in the Certificate of Deposit Registry Service (“CDARS”) program, allowing the Bank to provide easy access to multi-million dollar FDIC deposit insurance protection on certificate of deposits investments for consumers, businesses and public entities. As of March 31, 2011 and December 31, 2010, CDARS deposits totaled $26.9 million and $13.6 million, respectively.
     Borrowings The Company’s borrowings amounted to $556.7 million at March 31, 2011, a decrease of $8.7 million from year-end 2010. The following table shows the balance of borrowings at the periods indicated:

Table 7 — Borrowings by Category

	March 31,	December 31,
	2011	2010	% Change
	(Dollars in Thousands)
Federal Home Loan Bank Advances	$277,285	$302,414	-8.3%
Fed Funds Purchased and Assets Sold Under Repurchase Agreements	184,738	168,119	9.9%
Junior Subordinated Debentures	61,857	61,857	0.0%
Subordinated Debentures	30,000	30,000	0.0%
Other Borrowings	2,838	3,044	-6.8%

Total Borrowings	$556,718	$565,434	-1.5%

     Capital Resources The Federal Reserve, the FDIC, and other regulatory agencies have established capital guidelines for banks and bank holding companies. Risk-based capital guidelines issued by the federal regulatory agencies require banks to meet a minimum Tier 1 risk-based capital ratio of 4.0% and a total risk-based capital ratio of 8.0%. A minimum requirement of 4.0% Tier 1 leverage capital is also mandated. At March 31, 2011, the Company and the Bank exceeded the minimum requirements for Tier 1 risk-based, total risk-based capital, and Tier 1 leverage capital.
     The Company’s and the Bank’s actual capital amounts and ratios are also presented in the following table:

Table 8 — Company and Bank’s Capital Amounts and Ratios

			March 31, 2011

						To Be Well Capitalized
			For Capital			Under Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
			(Dollars in Thousands)
Company: (Consolidated)
Total capital (to risk weighted assets)	$456,237	12.55%	$290,724	>	8.0%	N/A		N/A

Tier 1 capital (to risk weighted assets)	380,793	10.48	$145,362	>	4.0	N/A		N/A

Tier 1 capital (to average assets)	380,793	8.48	179,650	>	4.0	N/A		N/A

Bank:
Total capital (to risk weighted assets)	$437,164	12.03%	$290,656	>	8.0%	$363,320	>	10.0%

Tier 1 capital (to risk weighted assets)	361,730	9.96	$145,328	>	4.0	$217,992	>	6.0

Tier 1 capital (to average assets)	361,730	8.05	179,716	>	4.0	224,645	>	5.0

			December 31, 2010

Company: (Consolidated)
Total capital (to risk weighted assets)	$444,963	12.37%	$287,846	>	8.0%	N/A		N/A

Tier 1 capital (to risk weighted assets)	369,965	10.28	143,923	>	4.0	N/A		N/A

Tier 1 capital (to average assets)	369,965	8.19	180,784	>	4.0	N/A		N/A

Bank:
Total capital (to risk weighted assets)	$429,304	11.92%	$288,098	>	8.0%	$360,123	>	10.0%

Tier 1 capital (to risk weighted assets)	354,267	9.84	144,049	>	4.0	216,074	>	6.0

Tier 1 capital (to average assets)	354,267	7.83	181,039	>	4.0	226,299	>	5.0

     On March 17, 2011 the Company’s Board of Directors declared a cash dividend of $0.19 per share to stockholders of record as of the close of business on March 28, 2011. This dividend was paid on April 8, 2011. For the quarter ended March 31, 2011, the dividend payout ratio amounted to 36.33%.
Investment Management
     As of March 31, 2011, the Rockland Trust Investment Management Group had assets under administration of $1.6 billion representing approximately 3,318 trust, fiduciary, and agency accounts. At December 31, 2010, assets under administration were $1.6 billion, representing approximately 3,181 trust, fiduciary, and agency accounts. Included in these amounts as of March 31, 2011 and December 31, 2010 are assets under administration of $112.9 million and $103.6 million, respectively, relating to the Company’s registered investment advisor, Bright Rock Capital Management, LLC., which was established in 2010 and provides institutional quality investment management services to institutional and high net worth clients. Revenue from the Investment Management Group amounted to $2.9 million and $2.3 million for the quarters ended March 31, 2011 and 2010, respectively.
     Additionally, for the quarters ended March 31, 2011 and 2010, retail investments and insurance revenue was $350,000 and $410,000, respectively. Retail investments and insurance includes revenue from LPL Financial (“LPL”) and its affiliates, LPL Insurance Associates, Inc., Savings Bank Life Insurance of Massachusetts (“SBLI”), Independent Financial Market Group, Inc. (“IFMG”) and their insurance subsidiary, IFS Agencies, Inc. (“IFS”).

Mortgage Banking
     The Bank originates residential loans for its portfolio as well as with the intention of selling them in the secondary market. The Bank’s mortgage banking income consists primarily of revenue from premiums received on loans sold with servicing released, origination fees, and gains and losses on sold mortgages less related commission expense. The gains and losses resulting from the sales of loans with servicing retained are adjusted to recognize the present value of future servicing fee income over the estimated lives of the related loans. For the quarter ended March 31, 2011, the Bank closed approximately $81.7 million of residential loans, of which $19.3 million were held in portfolio and $62.4 million were sold or held for sale in the secondary market. This volume reflects an overall increase from the quarter ended March 31, 2010, during which closings totaled approximately $72.9 million, of which $15.7 million were held in portfolio and $57.2 million were sold or held for sale in the secondary market.
     Included in the mortgage banking income results is the impact of the Bank’s mortgage servicing assets. Servicing assets are recognized as separate assets when rights are acquired through sale of loans with servicing rights retained. Mortgage servicing assets are amortized into non-interest income in proportion to, and over the period of, the estimated net servicing income. The principal balance of loans serviced by the Bank on behalf of investors amounted to $268.0 million at March 31, 2011 and $279.7 million at December 31, 2010. Upon sale, the mortgage servicing asset (“MSA”) is established, which represents the then current estimated fair value based on market prices for comparable mortgage servicing contracts, when available, or alternatively is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. Impairment is determined by stratifying the rights based on predominant characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance, to the extent that fair value is less than the capitalized amount. If the Company later determines that all or a portion of the impairment no longer exists, a reduction of the allowance may be recorded as an increase to income. Servicing rights are recorded in other assets in the consolidated balance sheets and are amortized in proportion to and over the period of estimated net servicing income, and are assessed for impairment based on fair value at each reporting date. The following table shows fair value of the servicing rights associated with these loans and the changes for the periods indicated:

Table 9 — Mortgage Servicing Asset

(Dollars in Thousands)
Balance as of January 1, 2010	$2,195
Additions	77
Amortization	(652)
Change in Valuation Allowance	(1)

Balance as of December 31, 2010	$1,619

Balance as of January 1, 2011	$1,619
Additions	33
Amortization	(139)
Change in Valuation Allowance	38

Balance as of March 31, 2011	$1,551

RESULTS OF OPERATIONS
     The following table provides a summary of results of operations:
Table 10 — Summary of Results of Operations

	For the Three Months Ended,
	March 31,
	2011	2010
	(Dollars in Thousands)
Net Income Available to Common Shareholders	$11,188	$9,227
Diluted Earnings Per Share	$0.52	$0.44
Return on Average Assets	0.98%	0.84%
Return on Average Equity	10.24%	8.95%
Stockholders’ Equity as % of Assets	9.64%	9.20%
     Net Interest Income The amount of net interest income is affected by changes in interest rates and by the volume and mix of interest earning assets and interest bearing liabilities.
     On a fully tax equivalent basis, net interest income for the first quarter of 2011 increased $1.3 million, or 3.2%, to $41.8 million, when compared to the first quarter of 2010. The Company’s net interest margin was 4.02% for the quarter ended March 31, 2011 as compared to 4.08% for the quarter ended March 31, 2010. The Company’s interest rate spread (the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities) was 3.82% and 3.83% for the first quarters of 2011 and 2010, respectively.

     The decline in the net interest margin is primarily the result of assets re-pricing in a lower rate environment without the ability to fully offset this impact through a reduction in funding costs.
     The following tables present the Company’s daily average balances, net interest income, interest rate spread, and net interest margin for the three months ending March 31, 2011 and 2010. For purposes of the table and the following discussion, income from interest-earning assets and net interest income are presented on a fully-taxable equivalent basis by adjusting income and yields earned on tax-exempt interest received on securities and loans, to make them equivalent to income and yields on fully-taxable earning assets. The fully-taxable equivalent was calculated using the blended federal and state statutory tax rate:

Table 11 — Average Balance, Interest Earned/Paid & Average Yields

	Three Months Ended March 31,
	2011			2010
		Interest			Interest
	Average	Earned/	Yield/	Average	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollar in Thousands)
INTEREST-EARNING ASSETS
Interest Earning Deposits with Banks, Federal Funds Sold, and Short Term Investments	$27,652	$17	0.25%	$23,144	$24	0.42%
SECURITIES
Trading Assets	8,124	63	3.15%	6,800	60	3.58%
Taxable Investment Securities	568,933	5,430	3.87%	568,550	6,409	4.57%
Non-taxable Investment Securities (1)	10,175	191	7.61%	19,111	342	7.26%

TOTAL SECURITIES	587,232	5,684	3.93%	594,461	6,811	4.65%
LOANS HELD FOR SALE	14,190	119	3.40%	7,125	106	6.03%
LOANS
Commercial and Industrial	500,202	5,401	4.38%	377,855	4,248	4.56%
Commercial Real Estate	1,749,292	23,197	5.38%	1,630,944	23,258	5.78%
Commercial Construction	123,501	1,410	4.63%	171,535	2,076	4.91%
Small Business	80,286	1,179	5.96%	82,476	1,217	5.98%

TOTAL COMMERCIAL	2,453,281	31,187	5.16%	2,262,810	30,799	5.52%
Residential Real Estate	468,146	5,399	4.68%	548,533	6,765	5.00%
Residential Construction	3,712	44	4.81%	9,102	118	5.26%
Consumer — Home Equity	601,624	5,622	3.79%	478,324	4,522	3.83%

TOTAL CONSUMER REAL ESTATE	1,073,482	11,065	4.18%	1,035,959	11,405	4.46%
TOTAL OTHER CONSUMER	64,066	1,229	7.78%	105,140	2,012	7.76%

TOTAL LOANS	3,590,829	43,481	4.91%	3,403,909	44,216	5.27%

TOTAL INTEREST EARNING ASSETS	4,219,903	49,301	4.74%	4,028,639	51,157	5.15%

CASH AND DUE FROM BANKS	52,023			66,405
FEDERAL HOME LOAN BANK STOCK	35,854			35,854
OTHER ASSETS	320,658			304,200

TOTAL ASSETS	$4,628,438			$4,435,098

INTEREST-BEARING LIABILITIES
DEPOSITS

Savings and Interest Checking Accounts	$1,289,201	$760	0.24%	$1,056,156	$1,184	0.45%
Money Market	723,946	785	0.44%	702,390	1,320	0.76%
Time Deposits	672,893	1,940	1.17%	889,449	3,435	1.57%

TOTAL INTEREST-BEARING DEPOSITS	2,686,040	3,485	0.53%	2,647,995	5,939	0.91%
BORROWINGS
Federal Home Loan Bank Borrowings	335,457	1,910	2.31%	340,301	2,432	2.90%
Federal Funds Purchased and Assets Sold Under Repurchase Agreement	178,185	651	1.48%	184,624	830	1.82%
Junior Subordinated Debentures	61,857	904	5.93%	61,857	902	5.91%
Subordinated Debentures	30,000	535	7.23%	30,000	535	7.23%
Other Borrowings	2,761	—	0.00%	2,360	—	0.00%

TOTAL BORROWINGS	608,260	4,000	2.67%	619,142	4,699	3.08%

TOTAL INTEREST-BEARING LIABILITIES	3,294,300	7,485	0.92%	3,267,137	10,638	1.32%

DEMAND DEPOSITS	831,032			702,833
OTHER LIABILITIES	59,791			47,020

TOTAL LIABILITIES	4,185,123			4,016,990
STOCKHOLDERS’ EQUITY	443,315			418,108

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,628,438			$4,435,098

NET INTEREST INCOME		$41,816			$40,519

INTEREST RATE SPREAD (2)			3.82%			3.83%

NET INTEREST MARGIN (3)			4.02%			4.08%

Supplemental Information:
Total Deposits, including Demand Deposits	$3,517,072	$3,485		$3,350,828	$5,939
Cost of Total Deposits			0.40%			0.72%
Total Funding Liabilities, including Demand Deposits	$4,125,332	$7,485		$3,969,970	$10,638
Cost of Total Funding Liabilities			0.74%			1.09%

(1)	The total amount of adjustment to present interest income and yield on a fully tax-equivalent basis is $343 and $309 for the three months ended March 31, 2011 and 2010, respectively.

(2)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(3)	Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.
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
Table 12 — Volume Rate Analysis

	Three Months Ended March 31,			Three Months Ended March 31,
	2011 Compared to 2010			2010 Compared to 2009
	Change	Change		Change	Change
	Due to	Due to	Total	Due to	Due to	Total
	Rate (1)	Volume	Change	Rate (1)	Volume	Change
	(Dollars in Thousands)
INCOME ON INTEREST-EARNING ASSETS:
INTEREST EARNING DEPOSITIS WITH BANKS, FEDERAL FUNDS SOLD AND SHORT TERM INVESTMENTS	$(12)	$5	$(7)	$(14)	$(160)	$(174)
SECURIITIES:
Taxable Securities	(983)	4	(979)	(562)	34	(528)
Non-Taxable Securities (2)	9	(160)	(151)	45	(172)	(127)
Trading Assets	(9)	12	3	(3)	38	35

TOTAL SECURITIES	(983)	(144)	(1,127)	(520)	(100)	(620)
LOANS HELD FOR SALE	(92)	105	13	27	(89)	(62)
LOANS (2)(3)	(3,163)	2,428	(735)	(1,859)	10,178	8,319

TOTAL	$(4,250)	$2,394	$(1,856)	$(2,366)	$9,829	$7,463

EXPENSE OF INTEREST-BEARING LIABILITIES:
DEPOSITS:
Savings and Interest Checking Accounts	$(685)	$261	$(424)	$(237)	$425	$188
Money Market	(576)	41	(535)	(978)	602	(376)
Time Deposits	(659)	(836)	(1,495)	(2,681)	401	(2,280)

TOTAL INTEREST-BEARING DEPOSITS	(1,920)	(534)	(2,454)	(3,896)	1,428	(2,468)
BORROWINGS:
Federal Home Loan Bank Borrowings	$(487)	$(35)	$(522)	$212	$(455)	$(243)
Federal Funds Purchased and Assets Sold Under Repurchase Agreements	(150)	(29)	(179)	(84)	58	(26)
Junior Subordinated Debentures	2	—	2	(45)	—	(45)
Subordinated Debentures	—	—	—	(2)	—	(2)
Other Borrowings	—	—	—	—	—	—

TOTAL BORROWINGS	(635)	(64)	(699)	81	(397)	(316)

TOTAL	$(2,555)	$(598)	$(3,153)	$(3,815)	$1,031	$(2,784)

CHANGE IN NET INTEREST INCOME	$(1,695)	$2,992	$1,297	$1,449	$8,798	$10,247

(1)	The changes for each category of interest income and expense are divided between the portion of change attributable to the variances in volume and the portion of the change attributable to the variances in rate for that category. The unallocated change in rate or volume variance has been allocated to the rate variances.

(2)	The total amount of the adjustment to present income and yield on a fully tax-equivalent basis is $343 and $309 for the three months ended March 31, 2011 and 2010, respectively.

(3)	Loans include portfolio loans, and nonperforming loans; however unpaid interest on nonaccrual loans has not been included for purposes of determining interest income.
Provision For Loan Losses The provision for loan losses represents the charge to expense that is required to maintain an adequate level of allowance for loan losses. The provision for loan losses totaled $2.2 million at March 31, 2011, compared with $4.7 million at March 31, 2010. The Company’s allowance for loan losses, as a percentage of total loans, was 1.28% at March 31, 2011 compared to 1.30% at December 31, 2010 and 1.33% at March 31, 2010. For the quarter ended March 31, 2011, net loan charge-offs totaled $2.0 million, an increase of $278,000 from the quarter ended March 31, 2010. While the total loan portfolio increased by 6.4% for the quarter ended March 31, 2011 as compared to the first quarter of 2010, the Company’s improved asset quality trends led to lower provisioning levels in the first quarter of 2011.
     Although the economic environment remains challenging, regional and local general economic conditions continued to show gradual improvement during the first quarter of 2011,

as measured in terms of employment levels, statewide economic activity, and other regional economic indicators. Local residential real estate market fundamentals weakened during the first quarter of 2011, partially resulting from severe winter weather and the lasting effects of the expiration of the Federal Housing Tax Credit in 2010. However, foreclosure activity in Massachusetts slowed during early 2011. Regional commercial real estate market conditions were mixed during the first three months of 2011, with some areas experiencing a recovery, and others still exhibiting higher vacancy rates and negative absorption. Leading economic indicators signal continued economic improvement through the remainder of 2011, however uncertainty persists and growth is expected to be slow.
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
     Non-Interest Income The following table sets forth information regarding non-interest income for the periods shown:
Table 13 — Non-Interest Income

	Three Months Ended
	March 31,
	2011	2010
	(Dollars In Thousands)
Service Charges on Deposit Accounts	$3,959	$3,131
Interchange and ATM Fees	1,702	1,090
Investment Management	3,216	2,728
Mortgage Banking	1,047	1,000
Bank Owned Life Insurance	706	721
Gross Change on Write-Down of Certain Investments to Fair Value	249	180
Less: Non-Credit Related Other-Than-Temporary Impairment	(289)	(358)

Net Loss on Write-Down of Certain Investments to Fair Value	(40)	(178)
Other Non-Interest Income	2,008	1,558

TOTAL	$12,598	$10,050

     Non-interest income increased by $2.5 million, or 25.4%, during the three months ended March 31, 2011, as compared to the same period in the prior year. The change in non-interest income is attributable to the following:
     Service charges on deposit accounts increased $828,000, or 26.5%, due primarily to increased customer utilization of the Bank’s overdraft privilege program.
     Interchange and ATM fees increased $612,000, or 56.2%, mainly due to the reclassification of certain net interchange revenue as other non-interest expense. Previously, the net amount was recorded in noninterest expense.
     Investment management revenue increased by $488,000, or 17.9%, for the three months ended March 31, 2011, as compared to the same period in the prior year. This increase is mainly due to increases in assets under administration, which were $1.6 billion at March 31, 2011, an increase of $317.5 million, or 23.9%, as compared to the same period in the prior year. The increase is due to the general increases in the stock market in these comparable periods and net new client asset flows.
     Other non-interest income increased by $450,000, or 28.9%, the increases in the quarter are primarily due to income associated with loan level interest rate derivatives.
     Non-Interest Expense The following table sets forth information regarding non-interest expense for the periods shown:
Table 14- Non-Interest Expense

	Three Months Ended
	March 31,
	2011	2010
	(Dollars in Thousands)
Salaries and Employee Benefits	$20,252	$18,464
Occupancy and Equipment Expenses	4,575	4,135
Data Processing and Facilities Management	1,638	1,294
FDIC Assessment	1,291	1,321
Advertising	938	441
Telephone	527	546
Software Maintenance	463	495
Legal Fees	419	803
Other Non-Interest Expense	6,379	6,089

TOTAL	$36,482	$33,588

     Non-interest expense increased by $2.9 million, or 8.6%, for the quarter ended March 31, 2011, as compared to the same period in 2010. The change in non-interest expense is attributable to the following:
     Salaries and employee benefits increased by $1.8 million, or 9.7%, with the increase attributable to salary increases, incentive programs and equity compensation plans.
     Occupancy and equipment expense increased by $440,000, or 10.6%, mainly due to snow removal.
     Data processing and facilities management expense increased by $344,000, or 26.6%, due primarily to one time system conversion costs incurred by the Company.
     Advertising expense increased by $497,000, or 112.7%. The large increase is due to a kickoff of a major advertising campaign including television, radio and billboard advertisements.
     Other non-interest expense increased by $290,000, or 4.8%, primarily due to increases in write-downs on OREO properties offset by reduced loan workout costs.
     Income Taxes For the quarters ended March 31, 2011 and 2010, the Company recorded combined federal and state income tax provisions of $4.2 million and $2.8 million equating to an effective tax rate of 27.3% and 23.1%, respectively. The Company’s effective rates for each year were lower than the blended federal and state statutory rates of 41.2% and

41.5% for the 2011 and 2010 tax years, attributable to certain tax preference assets such as BOLI, tax exempt bonds, as well as federal tax credits recognized in connection with the New Markets Tax Credit (“NMTC”) program. The increase in the Company’s effective tax rate in 2011 was primarily attributable to a reduction in tax credits from the NMTC program in 2011. Effective July 1, 2008 Massachusetts state legislation was passed which enacted corporate tax reform. As a result of this new legislation, the state tax rate is being reduced 1.5% over a three year period which began on January 1, 2010 and will result in a blended statutory rate of 40.9% in 2012.
     Deferred tax assets generally represent items that can be used as a tax deduction or credit in future income tax returns, for which a financial statement tax benefit has already been recognized. The realization of the net deferred tax asset generally depends upon future levels of taxable income and the existence of prior years’ taxable income to which “carry-back” refund claims could be made. Valuation allowances are established against those deferred tax assets determined not likely to be realized. The Company had no recorded tax valuation allowance as of March 31, 2011 and 2010.
     To date the Company has been awarded a total of $125.0 million in tax credit allocation authority under the Federal New Markets Tax Credit Program. Tax credits are eligible to be recognized over a seven year period totaling 39% of the total award, as capital is invested into a subsidiary which will lend to qualifying businesses in low income communities. Accordingly, the Company has received and continues to receive eligible aggregated tax credits totaling $48.8 million. The tax effect of all income and expense transactions is recognized by the Company in each year’s consolidated statements of income, regardless of the year in which the transactions are reported for income tax purposes. The following table details the tax credit recognition by year associated with this program:
Table 15 — New Markets Tax Credit Recognition Schedule

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

     Market Risk Market risk is the sensitivity of income to changes in interest rates, foreign exchange rates, commodity prices and other market-driven rates or prices. The Company has no trading operations, with the exception of funds held for the purpose of funding an executive non-qualified supplementary retirement plan managed by the Company’s investment management group.
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
     The Bank may choose to utilize interest rate swap agreements and interest rate caps and floors to mitigate interest-rate risk. An interest rate swap is an agreement whereby one party agrees to pay a floating rate of interest on a notional principal amount in exchange for receiving a fixed rate of interest on the same notional amount for a predetermined period of time from a second party. Interest rate caps and floors are agreements whereby one party agrees to pay a floating rate of interest on a notional principal amount for a predetermined period of time to a second party if certain market interest rate thresholds are realized. The amounts relating to the notional principal amount are not actually exchanged. See Note 7, “Derivatives and Hedging Activities” within Notes to Consolidated Financial Statements included in Item 1 hereof for additional information regarding the Company’s Derivative Financial Instruments.
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
     The Company’s earnings are not directly or materially impacted by movements in foreign currency rates or commodity prices. Movements in equity prices may have a modest impact on earnings by affecting the volume of activity or the amount of fees from investment-related business lines, as well as changes in the fair value of trading securities.

     The Company’s policy on interest-rate risk simulation specifies that if interest rates were to shift gradually up or down 200 basis points, estimated net interest income for the subsequent 12 months should decline by less than 6.0%. Given the unusually low rate environment at March 31, 2011 and 2010, the Company also assumed a 100 basis point decline in interest rates, for certain points of the yield curve, in addition to the normal 200 basis point increase in rates. The Company was well within policy limits at March 31, 2011 and 2010. The Company also reviews numerous other scenarios, such as a 500 basis point increasing rate scenario. This scenario assumes a flattening yield curve where short term rates move up by 500 basis points while longer term rates only increase marginally.
     The following table sets forth the estimated effects on the Company’s net interest income over a 12-month period following the indicated dates in the event of the indicated increases or decreases in market interest rates:
Table 16 — Interest Rate Sensitivity

			500 Basis Point
	200 Basis Point	100 Basis Point	Rate Increase
	Rate Increase	Rate Decrease	Flattening Curve
March 31, 2011	0.4%	0.4%	0.3%
March 31, 2010	0.5%	0.4%	0.0%
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
     The most significant factors affecting market risk exposure of the Company’s net interest income during the first quarter of 2011 were (i) the shape of the U.S. Government securities and interest rate swap yield curve, (ii) the level of U.S. prime interest rate and LIBOR rates, and (iii) the level of interest rates being offered on long-term fixed rate loans.
     Liquidity Risk Liquidity, as it pertains to the Company, is the ability to generate adequate amounts of cash in the most economical way for the institution to meet its ongoing obligations to pay deposit withdrawals and to fund loan commitments. The Company’s primary sources of funds are deposits, borrowings, and the amortization, prepayment and maturities of loans and securities.
     The Bank utilizes its extensive branch network to access retail customers who provide a stable base of in-market core deposits. These funds are principally comprised of demand deposits, interest checking accounts, savings accounts, and money market accounts. Deposit levels are greatly influenced by interest rates, economic conditions, and competitive factors. The Bank has also established repurchase agreements, with major brokerage firms as potential sources of liquidity. At March 31, 2011 the Bank had the following sources of liquidity:

•	Outstanding FHLBB borrowings of $277.3 million, with access to $393.1 million additional available borrowing capacity.

•	No outstanding borrowings with the Federal Reserve Bank of Boston with access to $649.1 million of available borrowing capacity.

•	Unpledged securities of $154.2 million.

•	Outstanding repurchase agreements with major brokerage firms of $50.0 million.

•	Outstanding customer repurchase agreements amounting to $134.7 million.
     In connection with the repurchase agreements, the Company had investment securities carried at $222.5 million that were pledged to secure assets sold under these repurchase agreements.
     Also included in borrowings at March 31, 2011 were $61.8 million of junior subordinated debentures, comprised primarily of trust preferred debt issued to the public and $30.0 million of subordinated debt.
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
     The Company actively manages its liquidity position under the direction of the ALCO. Periodic review under prescribed policies and procedures is intended to ensure that the Company will maintain adequate levels of available funds. At March 31, 2011 the Company’s liquidity position was well above policy guidelines. Management believes that the Bank has adequate liquidity available to respond to current and anticipated liquidity demands.

     Off-Balance Sheet Arrangements There have been no material changes in off-balance sheet financial instruments during the first quarter of 2011. Please refer to the 2010 Form 10-K for a complete table of contractual obligations, commitments, contingencies and off-balance sheet financial instruments.
     Contractual Obligations, Commitments, and Contingencies There have been no material changes in contractual obligations, commitments, or contingencies during the first quarter of 2011. Please refer to the 2010 Form 10-K for a complete table of contractual obligations, commitments, contingencies, and off-balance sheet financial instruments.
     Regulatory Update In July 2010, Congress enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). This law will significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of implementing rules and regulations, and to prepare numerous studies and reports for Congress.
     The Company continues to review the provisions of the Dodd-Frank Act, monitor its implementation and assess its probable impact on our business, financial condition, and results of operations. However, the ultimate effect of the Dodd-Frank Act on the financial services industry in general, and on the Company in particular, remains uncertain at this time.
     Provisions under the Dodd-Frank Act are as follows:
•	Effective July 1, 2011 is a provision of the Dodd-Frank Act that eliminates the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on the Company’s interest expense.

•	The Dodd-Frank Act also broadens the base for Federal Deposit Insurance Corporation insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2013.

•	The Dodd-Frank Act requires publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizes the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own board candidates using a company’s proxy materials. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

•	The Dodd-Frank Act creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The

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
     Changes in Internal Controls over Financial Reporting. There were no changes in our internal control over financial reporting that occurred through the first quarter of 2011 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     The Company is not involved in any legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Management believes that those routine legal proceedings involve, in the aggregate, amounts that are immaterial to the Company’s financial condition and results of operations.

Item 1A. Risk Factors
     As of the date of this report, there have been no material changes with regard to the Risk Factors disclosed in Item 1A of our 2010 Annual Report on Form 10-K, which are incorporated herein by reference.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     (a) - (c) Not applicable.
Item 3. Defaults Upon Senior Securities — None
Item 5. Other Information — None
Item 6. Exhibits
Exhibits Index

No.	Exhibit

3.(i)	Restated Articles of Organization, as adopted May 20, 2010, incorporated by reference to Form 8-K filed on May 24, 2010.

3.(ii)	Amended and Restated Bylaws of the Company, incorporated by reference to Form 8-K filed on May 24, 2010.

4.1	Specimen Common Stock Certificate, incorporated by reference to Form 10-K for the year ended December 31, 1992.

4.2	Specimen preferred Stock Purchase Rights Certificate, incorporated by reference to Form 8-A Registration Statement filed on November 5, 2001.

4.3	Indenture of Registrant relating the Junior Subordinated Debt Securities issued to Independent Capital Trust V is incorporated by reference to Form 10-K for the year ended December 31, 2006 filed on February 28, 2007.

4.4	Form of Certificate of Junior Subordinated Debt Security for Independent Capital Trust V (included as Exhibit A to Exhibit 4.9)

4.5	Amended and Restated Declaration of Trust for Independent Capital Trust V is incorporated by reference to Form 10-K for the year ended December 31, 2006 filed on February 28, 2007.

4.6	Form of Capital Security Certificate for Independent Capital Trust V (included as Exhibit A-1 to Exhibit 4.9).

4.7	Guarantee Agreement relating to Independent Capital Trust V is incorporated by reference to Form 10-K for the year ended December 31, 2006 filed on February 28, 2007.

4.8	Forms of Capital Securities Purchase Agreements for Independent Capital Trust V is incorporated by reference to Form 10-K for the year ended

No.	Exhibit

December 31, 2006 filed on February 28, 2007.

4.9	Subordinated Debt Purchase Agreement between USB Capital Resources and Rockland Trust Company dated as of August 27, 2008 is incorporated by reference to Form 8-K filed on September 2, 2008.

4.10	Rockland Trust Company Employee Savings, Profit Sharing and Stock Ownership Plan incorporated by reference to Form S-8 filed on April 16, 2010.

4.11	Independent Bank Corp. 2010 Dividend Reinvestment and Stock Purchase Plan incorporated by reference to Form S-3 filed on August 24, 2010.

10.1	Independent Bank Corp. 1996 Non-Employee Directors’ Stock Option Plan incorporated by reference to Definitive Proxy Statement for the 1996 Annual Meeting of Stockholders filed on March 19, 1996.

10.2	Independent Bank Corp. 1997 Employee Stock Option Plan incorporated by reference to the Definitive Proxy Statement for the 1997 Annual Meeting of Stockholders filed on March 20, 1997.

10.3	Independent Bank Corp. 2005 Employee Stock Plan incorporated by reference to Form S-8 filed on July 28, 2005.

10.4	Renewal Rights Agreement dated as of September 14, 2000 by and between the Company and Rockland Trust, as Rights Agent, is incorporated by reference to Form 8-K filed on October 23, 2000.

10.5	Independent Bank Corp. Deferred Compensation Program for Directors (restated as amended as of December 1, 2000) is incorporated by reference to Form 10-K for the year ended December 31, 2000.

10.6	Master Securities Repurchase Agreement, incorporated by reference to Form S-1 Registration Statement filed on September 18, 1992.

10.7	Revised employment agreements between Christopher Oddleifson, Raymond G. Fuerschbach, Edward F. Jankowski, Jane L. Lundquist, Gerard F. Nadeau, Edward H. Seksay, and Denis K. Sheahan and the Company and/or Rockland Trust and a Rockland Trust Company amended and restated Supplemental Executive Retirement Plan dated November 20, 2008 are incorporated by reference to Form 8-K filed on November 21, 2008.

10.8	Specimen forms of stock option agreements for the Company’s Chief Executive and other executive officers are incorporated by reference to Form 8-K filed on December 20, 2005.

10.9	On-Site Outsourcing Agreement by and between Fidelity Information Services, Inc. and Independent Bank Corp., effective as of November 1, 2004 is incorporated by reference to Form 10-K for the year ended December 31, 2004 filed on March 4, 2005. Amendment to On-Site Outsourcing Agreement incorporated by reference to Form 8-K filed on May 7, 2008.

10.10	New Markets Tax Credit program Allocation Agreement between the Community Development Financial Institutions Fund of the United States Department of the Treasury and Rockland Community Development with an Allocation Effective Date of September 22, 2004 is incorporated by reference to Form 8-K filed on October 14, 2004.

No.	Exhibit

10.11	Independent Bank Corp. 2006 Non-Employee Director Stock Plan incorporated by reference to Form S-8 filed on April 17, 2006.

10.12	Independent Bank Corp. 2006 Stock Option Agreement for Non-Employee Director is incorporated by reference to Form 10-Q filed on May 9, 2006.

10.13	Independent Bank Corp. 2006 Restricted Stock Agreement for Non-Employee Director is incorporated by reference to Form 10-Q filed on May 9, 2006.

10.14	New Markets Tax Credit program Allocation Agreement between the Community Development Financial Institutions Fund of the United States Department of the Treasury and Rockland Community Development with an Allocation Effective Date of January 9, 2007 is incorporated by reference to Form 10-K for the year ended December 31, 2006 filed on February 28, 2007.

10.15	New Markets Tax Credit program Allocation Agreement between the Community Development Financial Institutions Fund of the United States Department of the Treasury and Rockland Community Development with an Allocation Effective Date of June 18, 2009 is incorporated by reference to the third quarter 2009 Form 10-Q.

10.16	Item Processing and Other Services Agreement dated and effective as of July 1, 2010 by and between Fidelity Information Services, Inc. and Independent Bank Corp. is incorporated by reference to Form 10-Q filed August 5, 2010.

10.17	Independent Bank Corp. 2010 Non-Employee Director Stock Plan, incorporated by reference to Form 8-K filed May 24, 2010.

10.18	Independent Bank Corp. 2010 Stock Option Agreement for Non-Employee Director, incorporated by reference to Form 8-K filed May 24, 2010.

10.20	Independent Bank Corp. 2010 Restricted Stock Agreement for Non-Employee Director, incorporated by reference to Form 8-K filed May 24, 2010.

31.1	Section 302 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.*

31.2	Section 302 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.*

32.1	Section 906 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.+

32.2	Section 906 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.+

*	Filed herewith

+	Furnished herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDEPENDENT BANK CORP. (registrant)
Date: May 5, 2011	/s/ Christopher Oddleifson
Christopher Oddleifson
President and Chief Executive Officer (Principal Executive Officer)

Date: May 5, 2011	/s/ Denis K. Sheahan
Denis K. Sheahan
Chief Financial Officer (Principal Financial Officer)

INDEPENDENT BANK CORP. (registrant)