Form 10-Q
period 2011-06-30
INDEPENDENT BANK CORP
filed 2011-08-05
CIK 776901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Yes ☑     No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Yes ☐     No ☑
     As of August 1, 2011, there were 21,464,701 shares of the issuer’s common stock outstanding, par value $0.01 per share.

PAGE
Item 1A. Risk Factors	78
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	78
Item 3. Defaults Upon Senior Securities	79
Item 5. Other Information	79
Item 6. Exhibits	79

Signatures	83
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
INDEPENDENT BANK CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited — Dollars in Thousands, Except Share and Per Share Amounts)

	June 30,	December 31,
	2011	2010

ASSETS
CASH AND DUE FROM BANKS	$56,679	$42,112
INTEREST EARNING DEPOSITS WITH BANKS	129,420	119,170
FED FUNDS SOLD	1,197	—
SECURITIES
Trading Assets	8,539	7,597
Securities Available for Sale	305,895	377,457
Securities Held to Maturity (fair value $235,413 and $201,234 at June 30, 2011 and December 31, 2010, respectively)	233,109	202,732

TOTAL SECURITIES	547,543	587,786

LOANS HELD FOR SALE (at fair value)	12,255	27,917
LOANS
Commercial and Industrial	568,022	502,952
Commercial Real Estate	1,801,026	1,717,118
Commercial Construction	130,303	129,421
Small Business	78,905	80,026
Residential Real Estate	454,597	473,936
Residential Construction	6,404	4,175
Home Equity	632,735	579,278
Consumer — Other	53,239	68,773

TOTAL LOANS	3,725,231	3,555,679

Less: Allowance for Loan Losses	(46,637)	(46,255)

NET LOANS	3,678,594	3,509,424

FEDERAL HOME LOAN BANK STOCK	35,854	35,854
BANK PREMISES AND EQUIPMENT, NET	46,368	45,712
GOODWILL	130,074	129,617
IDENTIFIABLE INTANGIBLE ASSETS	11,415	12,339
BANK OWNED LIFE INSURANCE	84,363	82,711
OTHER REAL ESTATE OWNED & FORECLOSED ASSETS	7,450	7,333
OTHER ASSETS	101,731	95,763

TOTAL ASSETS	$4,842,943	$4,695,738

LIABILITIES AND STOCKHOLDERS’ EQUITY
DEPOSITS
Demand Deposits	$913,960	$842,067
Savings and Interest Checking Accounts	1,479,365	1,375,254
Money Market	722,234	717,286
Time Certificates of Deposit Over $100,000	185,630	219,480
Other Time Certificates of Deposits	485,373	473,696

TOTAL DEPOSITS	3,786,562	3,627,783

BORROWINGS
Federal Home Loan Bank Borrowings	258,012	302,414
Federal Funds Purchased and Assets Sold Under Repurchase Agreements	183,166	168,119
Junior Subordinated Debentures	61,857	61,857
Subordinated Debentures	30,000	30,000
Other Borrowings	2,635	3,044

TOTAL BORROWINGS	535,670	565,434

OTHER LIABILITIES	65,009	66,049
TOTAL LIABILITIES	4,387,241	4,259,266

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred Stock, $.01 par value. Authorized: 1,000,000 Shares Outstanding: None	—	—
Common Stock, $.01 par value. Authorized: 75,000,000 Issued and Outstanding : 21,454,189 shares at June 30, 2011 and 21,220,801 shares at December 31, 2010 (Includes 235,540 and 219,900 shares of unvested fully participating restricted stock awards, respectively)	212	210
Shares Held in Rabbi Trust at Cost 174,537 shares in June 30, 2011 and 178,382 shares at December 31, 2010	(2,857)	(2,738)

Deferred Compensation Obligation	2,857	2,738
Additional Paid in Capital	231,987	226,708
Retained Earnings	224,488	210,320
Accumulated Other Comprehensive Loss, Net of Tax	(985)	(766)

TOTAL STOCKHOLDERS’ EQUITY	455,702	436,472

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,842,943	$4,695,738

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited — Dollars in Thousands, Except Share and Per Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

INTEREST INCOME
Interest on Loans	$43,938	$44,785	$87,154	$88,832
Interest on Loans Held for Sale	70	110	189	216
Taxable Interest and Dividends on Securities	5,357	6,129	10,850	12,598
Non-taxable Interest and Dividends on Securities	95	187	208	389
Interest on Federal Funds Sold	14	108	31	132

TOTAL INTEREST AND DIVIDEND INCOME	49,474	51,319	98,432	102,167

INTEREST EXPENSE
Interest on Deposits	3,544	5,485	7,029	11,424
Interest on Borrowings	3,854	4,667	7,854	9,366

TOTAL INTEREST EXPENSE	7,398	10,152	14,883	20,790

NET INTEREST INCOME	42,076	41,167	83,549	81,377

PROVISION FOR LOAN LOSSES	3,482	6,931	5,682	11,580

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	38,594	34,236	77,867	69,797

NON-INTEREST INCOME
Service Charges on Deposit Accounts	4,192	3,257	8,151	6,388
Interchange and ATM Fees	1,974	1,258	3,676	2,348
Investment Management	3,603	3,189	6,819	5,918
Mortgage Banking Income, Net	683	622	1,730	1,622
Bank Owned Life Insurance Income	860	731	1,566	1,452
Net Gain on Sales of Securities Available for Sale	723	481	723	481
Gross Change on Write-Down of Certain Investments to Fair Value	170	(63)	419	118
Less: Non-Credit Related Other-Than-Temporary Impairment	(306)	(21)	(595)	(380)

Net Loss on Write-Down of Certain Investments to Fair Value	(136)	(84)	(176)	(262)
Other Non-Interest Income	1,575	1,484	3,583	3,041

TOTAL NON-INTEREST INCOME	13,474	10,938	26,072	20,988

NON-INTEREST EXPENSE
Salaries and Employee Benefits	19,762	18,406	40,014	36,869
Occupancy and Equipment Expenses	4,263	4,094	8,838	8,229
Advertising Expense	1,606	789	2,544	1,230
Data Processing and Facilities Management	1,038	1,497	2,676	2,791
FDIC Assessment	778	1,271	2,069	2,592
Legal	647	1,052	1,066	1,855
Foreclosure Expenses	594	217	1,021	462
Telephone	534	532	1,061	1,078
Gain(Loss) on Other Real Estate Owned and Foreclosed Assets	528	114	1,074	125
Fair Value Mark on a Terminated Hedging Relationship	—	554	—	792
Other Non-Interest Expense	7,106	6,403	12,975	12,495

TOTAL NON-INTEREST EXPENSE	36,856	34,929	73,338	68,518

INCOME BEFORE INCOME TAXES	15,212	10,245	30,601	22,267
PROVISION FOR INCOME TAXES	4,092	2,215	8,293	5,010

NET INCOME	$11,120	$8,030	$22,308	$17,257

BASIC EARNINGS PER SHARE	$0.52	$0.38	$1.04	$0.82

DILUTED EARNINGS PER SHARE	$0.52	$0.38	$1.04	$0.82

WEIGHTED AVERAGE COMMON SHARES (BASIC)	21,441,864	20,964,706	21,370,457	20,951,264
Common Share Equivalents	39,159	90,939	43,775	83,289

WEIGHTED AVERAGE COMMON SHARES (DILUTED)	21,481,023	21,055,645	21,414,232	21,034,553

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited — Dollars in Thousands, Except Per Share Data)

			Shares				Accumulated
	Common		Held in	Deferred	Additional		Other
	Shares	Common	Rabbi Trust	Compensation	Paid-in	Retained	Comprehensive
	Outstanding	Stock	at Cost	Obligation	Capital	Earnings	(Loss)/Income	TOTAL
BALANCE DECEMBER 31, 2010	21,220,801	$210	$(2,738)	$2,738	$226,708	$210,320	$(766)	$436,472

COMPREHENSIVE INCOME:
Net Income	—	—	—	—	—	22,308	—	22,308
Change in Unrealized Gain on Securities Available For Sale, Net of Tax and Realized Gains/(Losses)	—	—	—	—	—	—	439
Change in Fair Value of Cash Flow Hedges, Net of Tax and Realized Gains/(Losses)	—	—	—	—	—	—	(910)
Amortization of Prior Service Cost, net of tax	—	—	—	—	—	—	252

Other Comprehensive Loss	—	—	—	—	—	—	(219)	(219)

TOTAL COMPREHENSIVE INCOME								22,089
COMMON DIVIDEND DECLARED ($0.38 PER SHARE)		—	—	—	—	(8,140)	—	(8,140)
PROCEEDS FROM EXERCISE OF STOCK OPTIONS	162,875	2	—	—	3,699	—	—	3,701
TAX BENEFIT RELATED TO EQUITY AWARD ACTIVITY	—	—	—	—	253	—	—	253
EQUITY BASED COMPENSATION	—	—	—	—	1,352	—	—	1,352
RESTRICTED STOCK AWARDS GRANTED, NET OF AWARDS	60,495	—	—	—	(361)	—	—	(361)
SHARES ISSUED UNDER DIRECT STOCK PURCHASE PLAN	10,018				262			262
DEFERRED COMPENSATION OBLIGATION		—	(119)	119	—	—	—	—
TAX BENEFIT RELATED TO DEFERRED COMPENSATION DISTRIBUTIONS					74			74

BALANCE JUNE 30, 2011	21,454,189	$212	$(2,857)	$2,857	$231,987	$224,488	$(985)	$455,702

BALANCE DECEMBER 31, 2009	21,072,196	$209	$(2,482)	$2,482	$225,088	$184,599	$2,753	$412,649

COMPREHENSIVE INCOME:
Net Income	—	—	—	—	—	17,257	—	17,257
Change in Unrealized Gain on Securities Available For Sale, Net of Tax and Realized Gains/(Losses)	—	—	—	—	—	—	4,458
Change in Fair Value of Cash Flow Hedges, Net of Tax and Realized Gains/(Losses)	—	—	—	—	—	—	(5,784)
Amortization of Prior Service Cost, net of tax	—	—	—	—	—	—	46

Other Comprehensive Loss							(1,280)	(1,280)

TOTAL COMPREHENSIVE INCOME								15,977
DIVIDENDS DECLARED:
COMMON DECLARED ($0.36 PER SHARE)	—	—	—	—	—	(7,628)	—	(7,628)
PROCEEDS FROM EXERCISE OF STOCK OPTIONS	25,595	1	—	—	—	359	—	360
TAX BENEFIT RELATED TO EQUITY AWARD ACTIVITY	—	—	—	—	70	—	—	70
EQUITY BASED COMPENSATION	—	—	—	—	743	—	—	743
RESTRICTED STOCK AWARDS GRANTED, NET OF AWARDS	103,843	—	—	—	(109)	—	—	(109)
DEFERRED COMPENSATION OBLIGATION	—	—	(129)	129	—	—	—	—

BALANCE JUNE 30, 2010	21,201,634	$210	$(2,611)	$2,611	$225,792	$194,587	$1,473	$422,062

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited — Dollars In Thousands)

	Six Months Ended
	June 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$22,308	$17,257
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Depreciation and Amortization	4,896	2,916
Provision for Loan Losses	5,682	11,580
Deferred Income Tax (Benefit)Provision	(21)	3
Net Gain on Sale of Investments	(723)	(481)
Loss on Write-Down of Investments in Securities Available for Sale	176	262
Loss on Sale of Fixed Assets	5	280
Loss(Gain) on Sale of Other Real Estate Owned and Foreclosed Assets	953	(62)
Realized Gain on Sale Leaseback Transaction	(517)	(517)
Stock Based Compensation	1,352	743
Increase in Cash Surrender Value of Bank Owned Life Insurance	(1,551)	(1,452)
Change in Fair Value on Loans Held for Sale	(647)	—
Net Change In:
Trading Assets	(942)	(992)
Loans Held for Sale	16,309	(2,899)
Other Assets	(6,428)	(20,313)
Other Liabilities	(1,789)	9,581

TOTAL ADJUSTMENTS	16,755	(1,351)

NET CASH PROVIDED BY OPERATING ACTIVITIES	39,063	15,906

CASH FLOWS USED IN INVESTING ACTIVITIES:
Proceeds from Sales of Securities Available For Sale	14,639	7,346
Proceeds from Maturities and Principal Repayments of Securities Available For Sale	58,018	72,235
Purchase of Securities Available For Sale	—	(46,837)
Proceeds from Maturities and Principal Repayments of Securities Held to Maturity	15,130	9,671
Purchase of Securities Held to Maturity	(45,946)	(19,834)
Purchase of Bank Owned Life Insurance	(101)	(101)
Net Increase in Loans	(180,011)	(48,649)
Cash Used In Business Combinations	(457)	(269)
Purchase of Bank Premises and Equipment	(3,214)	(3,636)
Proceeds from the Sale of Bank Premises and Equipment	—	37
Proceeds from the Sale of Other Real Estate Owned and Foreclosed Assets	3,573	4,110

NET CASH USED IN INVESTING ACTIVITIES	(138,369)	(25,927)

CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES:
Net Decrease in Time Deposits	(22,173)	(92,913)
Net Increase in Other Deposits	180,952	397,492
Net Increase(Decrease) in Federal Funds Purchased and Assets Sold Under Repurchase Agreements	15,047	(11,976)
Net Increase(Decrease) in Short Term Federal Home Loan Bank Advances	856	(60,000)
Net Decrease in Long Term Federal Home Loan Bank Advances	(45,000)	—
Net (Decrease)Increase in Treasury Tax & Loan Notes	(409)	984
Proceeds from Exercise of Stock Options	3,701	360
Tax Benefit from Stock Option Exercises	253	70
Restricted Shares Surrendered	(361)	(109)
Tax Benefit from Deferred Compensation Distribution	74	—
Shares Issued Under Direct Stock Purchase Plan	262	—
Common Dividends Paid	(7,882)	(7,603)

NET CASH PROVIDED BY FINANCING ACTIVITIES	125,320	226,305

NET INCREASE IN CASH AND CASH EQUIVALENTS	26,014	216,284

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	161,282	121,905

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$187,296	$338,189

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfer of Loans to Foreclosed Assets	$4,233	$7,411
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
     In the first quarter of 2011, the Company formed Goddard Avenue Securities Corp., a Massachusetts corporation and wholly owned subsidiary of Rockland Trust. This entity was formed in order to hold investment securities for Rockland Trust. In the second quarter of 2011, Rockland Trust established Rockland MHEF Fund LLC, a Delaware limited liability company, as a wholly-owned subsidiary of Rockland Trust. Massachusetts Housing Equity Fund, Inc. is a third party non-member manager of Rockland MHEF Fund LLC. This entity was established to accommodate the Company’s investments in low-income housing tax projects. There have been no other changes to the entity structure of the Company subsequent to December 31, 2010.
     All material intercompany balances and transactions have been eliminated in consolidation. Certain previously reported amounts may have been reclassified to conform to the current year’s presentation.
     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included. Operating results for the quarter ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or any other interim period.
     For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission.

NOTE 2 — RECENT ACCOUNTING STANDARDS
     Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 220 “Comprehensive Income” Update No. 2011-05. Issued in June 2011, this update provides amendments to Topic No. 220, “Comprehensive Income”, which states that an entity has the option to present total comprehensive income, the components of net income, and the components of other comprehensive income in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The amendments in this update should be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The adoption of this standard will not have a material impact on the Company’s consolidated financial position.
     FASB ASC Topic No. 820 “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” Update No. 2011-04. Issued in May 2011, the amendments in this update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. The amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. This update does require additional disclosures pertaining to transfers between level 1 and 2 investments, sensitivity analysis on level 3 investments, and additional categorization of disclosed fair value amounts. The amendments in this update are to be applied prospectively and are effective during interim and annual periods beginning after December 15, 2011. Early application is not permitted. The Company does not anticipate the adoption of this standard to have a material impact on the Company’s consolidated financial position.
     FASB ASC Topic No. 860, “Reconsideration of Effective Control for Repurchase Agreements” Update No. 2011-03. Issued in April 2011, the amendments in this update remove, from the assessment of effective control, the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee. The amendments in this update also eliminate the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets. The amendments in this update are effective for the first interim or annual period beginning on or after December 15, 2011 and should be applied prospectively to transaction or modification of existing transactions that occur on or after the effective date. Early adoption is not permitted. The Company does not anticipate the adoption of this standard to have a material impact on the Company’s consolidated financial position.
     FASB ASC Topic No. 310, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring” Update No. 2011-02. Issued in April 2011, this update provides guidance and clarification to help creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. In addition, the previously deferred disclosure requirements originally included in Update No. 2010-20 are effective upon adoption of this standard. The amendments in this update are effective for the first interim or annual period beginning on or after June 15, 2011 and should be applied retrospectively to the beginning of the annual period of adoption. The Company does not anticipate the adoption of this standard to have a material impact on the Company’s consolidated financial position.
NOTE 3 — SECURITIES
     The following table presents a summary of the cost and fair value of the Company’s investment securities.
The amortized cost, gross unrealized holding gains and losses, other-than-temporary impairment recorded in other comprehensive income, and fair value of securities available for sale for the periods below were as follows:

	June 30, 2011					December 31, 2010
		Gross	Unrealized	Other-Than-			Gross	Unrealized	Other-Than-
	Amortized	Unrealized	Losses	Temporary	Fair	Amortized	Unrealized	Losses	Temporary	Fair
	Cost	Gains	Other	Impairment	Value	Cost	Gains	Other	Impairment	Value
			(Dollars In Thousands)					(Dollars In Thousands)

U.S. Treasury Securities	$—	$—	$—	$—	$—	$715	$2	$—	$—	$717
Agency Mortgage-Backed Securities	235,088	16,288	(4)	—	251,372	296,821	16,481	—	—	313,302
Agency Collateralized Mortgage Obligations	37,888	626	—	—	38,514	45,426	779	(70)	—	46,135
Private Mortgage-Backed Securities (1) (2)	8,116		—	2	8,118	10,408	—	—	(154)	10,254
Single Issuer Trust Preferred Securities Issued by Banks	5,000	—	(534)	—	4,466	5,000	—	(779)	—	4,221
Pooled Trust Preferred Securities Issued by Banks and Insurers(1)	8,521	—	(2,122)	(2,974)	3,425	8,550	—	(2,309)	(3,413)	2,828

TOTAL	$294,613	$16,914	$(2,660)	$(2,972)	$305,895	$366,920	$17,262	$(3,158)	$(3,567)	$377,457

The amortized cost, gross unrealized holding gains and losses, other-than-temporary impairment recorded in other comprehensive income, and fair value of securities held to maturity for the periods below were as follows:

	June 30, 2011					December 31, 2010
		Gross	Unrealized	Other-Than-			Gross	Unrealized	Other-Than-
	Amortized	Unrealized	Losses	Temporary	Fair	Amortized	Unrealized	Losses	Temporary	Fair
	Cost	Gains	Other	Impairment	Value	Cost	Gains	Other	Impairment	Value
			(Dollars In Thousands)					(Dollars In Thousands)
U.S. Treasury Securities	$1,015	$—	$(18)	$—	$997	$—	$—	$—	$—	$—
Agency Mortgage-Backed Securities	128,122	2,215	(1,069)	—	129,268	95,697	1,348	(1,778)	—	95,267
Agency Collateralized Mortgage Obligations	84,150	1,105	(44)	—	85,211	89,823	600	(1,691)	—	88,732
State, County, and Municipal Securities	8,175	81	—	—	8,256	10,562	167	—	—	10,729
Single Issuer Trust Preferred Securities Issued by Banks	11,647	88	(54)	—	11,681	6,650	19	(163)	—	6,506

TOTAL	$233,109	$3,489	$(1,185)	$—	$235,413	$202,732	$2,134	$(3,632)	$—	$201,234

(1)	During the six months ended June 30, 2011 and the year ended December 31, 2010, the Company recorded gross changes on other-than-temporarily impaired (“OTTI”) securities of $419,000 and $497,000. Included in these amounts were losses of $595,000 and $831,000 which were reclassed to OCI as they were deemed to be non-credit related.

(2)	Included in the non-credit component of OTTI for this class of securities is an unrealized gain of $110,000, which resulted from the Company having previously recognized credit losses in excess of the unrealized losses in OCI. In such instances, credit losses recognized in earnings have been offset by an unrealized gain.
     When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on the sale. The following table shows the gross gains on available for sale securities for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Dollars in Thousands)
Gross Gains on Available for Sale Securities	$723	$481	$723	$481

     A schedule of the contractual maturities of securities available for sale and securities held to maturity is presented below:

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in Thousands)		(Dollars in Thousands)
Due in One Year or Less	$—	$—	$1,100	$1,110
Due from One Year to Five Years	3,490	3,620	9,785	9,913
Due from Five to Ten Years	70,425	74,872	4,831	4,956
Due after Ten Years	220,698	227,403	217,393	219,434

TOTAL	$294,613	$305,895	$233,109	$235,413

     The actual maturities of agency mortgage-backed securities, collateralized mortgage obligations, private mortgage-backed securities, and corporate debt securities will differ from the contractual maturities, due to the ability of the issuers to prepay underlying obligations. At June 30, 2011 and December 31, 2010, the Bank had $17.5 million and $24.3 million, respectively, of callable securities in its investment portfolio.
     At June 30, 2011 and December 31, 2010 investment securities carried at $336.0 million and $350.3 million, respectively, were pledged to secure public deposits, assets sold under repurchase agreements, treasury tax and loan notes, letters of credit, and for other purposes.
     At June 30, 2011 and December 31, 2010, the Company had no investments in obligations of individual states, counties, or municipalities, which exceeded 10% of stockholders’ equity.
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

     The following tables show the gross unrealized losses and fair value of the Company’s investments in an unrealized loss position, which the Company has not deemed to be OTTI, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

		June 30, 2011
		Less than 12 months		12 months or longer		Total
		Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	# of holdings	Value	Losses	Value	Losses	Value	Losses
		(Dollars In Thousands)
U.S. Treasury Securities	1	$997	$(18)	$—	$—	$997	$(18)
Agency Mortgage-Backed Securities	6	47,796	(1,073)	—	—	47,796	(1,073)
Agency Collateralized Mortgage Obligations	1	13,786	(44)	—	—	13,786	(44)
Single Issuer Trust Preferred Securities Issued by Banks and Insurers	2	5,050	(54)	4,466	(534)	9,516	(588)
Pooled Trust Preferred Securities Issued by Banks and Insurers	2	—	—	2,530	(2,122)	2,530	(2,122)

TOTAL TEMPORARILY IMPAIRED SECURITIES	12	$67,629	$(1,189)	$6,996	$(2,656)	$74,625	$(3,845)

		December 31, 2010
		Less than 12 months		12 months or longer		Total
		Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	# of holdings	Value	Losses	Value	Losses	Value	Losses
		(Dollars In Thousands)
U.S. Treasury Securities	0	$—	$—	$—	$—	$—	$—
Agency Mortgage-Backed Securities	4	48,956	(1,778)	—	—	48,956	(1,778)
Agency Collateralized Mortgage Obligations	6	72,631	(1,761)	—	—	72,631	(1,761)
Single Issuer Trust Preferred Securities Issued by Banks and Insurers	2	4,950	(163)	4,221	(779)	9,171	(942)
Pooled Trust Preferred Securities Issued by Banks and Insurers	2	—	—	2,364	(2,309)	2,364	(2,309)

TOTAL TEMPORARILY IMPAIRED SECURITIES	14	$126,537	$(3,702)	$6,585	$(3,088)	$133,122	$(6,790)

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
     As a result of the Company’s review of these qualitative and quantitative factors, the causes of the impairments listed in the table above by category are as follows at June 30, 2011:
•	United States Treasury Securities: The unrealized loss on the Company’s investment in U.S. Treasury securities is attributable to changes in interest rates and not due to credit deterioration, as these securities are implicitly guaranteed by the U.S. Government or one of its agencies.

•	Agency Mortgage-Backed Securities and Collateralized Mortgage Obligations: The unrealized loss on the Company’s investment in these securities is attributable to changes in interest rates and not due to credit deterioration, as these securities are implicitly guaranteed by the U.S. Government or one of its agencies.

•	Single Issuer Trust Preferred Securities: This portfolio consists of two securities, both of which are below investment grade. The unrealized loss on these

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

     Management monitors the following issuances closely for impairment due to the history of OTTI losses recorded within these classes of securities. Management has determined that the securities possess characteristics which in the current economic environment could lead to further OTTI charges. The following tables summarize pertinent information as of June 30, 2011, that was considered by management in determining if OTTI existed:

							Total Cumulative
				Non-Credit		Total Cumulative	Other-Than-
				Related Other-		Credit Related	Temporary
		Amortized	Gross Unrealized	Than-Temporary	Fair	Other-Than-	impairment
	Class	Cost (1)	Gain/(Loss)	Impairment	Value	Temporary Impairment	to date
	(Dollars in Thousands)
Pooled Trust Preferred Securities
Pooled Trust Preferred Security A	C1	$1,283	$—	$(1,094)	$189	$(3,676)	$(4,770)
Pooled Trust Preferred Security B	D	—	—	—	—	(3,481)	(3,481)
Pooled Trust Preferred Security C	C1	505	—	(440)	65	(482)	(922)
Pooled Trust Preferred Security D	D	—	—	—	—	(990)	(990)
Pooled Trust Preferred Security E	C1	2,081	—	(1,440)	641	(1,367)	(2,807)
Pooled Trust Preferred Security F	B	1,890	(1,198)	—	692	—	—
Pooled Trust Preferred Security G	A1	2,762	(924)	—	1,838	—	—

TOTAL POOLED TRUST PREFERRED SECURITIES		$8,521	$(2,122)	$(2,974)	$3,425	$(9,996)	$(12,970)

Private Mortgage-Backed Securities
Private Mortgage-Backed Securities — One	2A1	$3,872	$—	$(108)	$3,764	$(623)	$(731)
Private Mortgage-Backed Securities — Two	A19	4,244	—	110	4,354	(85)	25

TOTAL PRIVATE MORTGAGE-BACKED SECURITIES		$8,116	$—	$2	$8,118	$(708)	$(706)

TOTAL		$16,637	$(2,122)	$(2,972)	$11,543	$(10,704)	$(13,676)

(1)	For the securities deemed impaired, the amortized cost reflects previously recorded OTTI charges recognized in earnings.

		Number of Performing		Total Projected	Excess Subordination (After
		Banks and Insurance	Current	Defaults/Losses (as a	Taking into Account Best
		Cos. in Issuances	Deferrals/Defaults/Losses	% of Performing	Estimate of Future	Lowest credit
	Class	(Unique)	(As a % of Original Collateral)	Collateral)	Deferrals/Defaults/Losses) (1)	Ratings to date (2)
Pooled Trust Preferred Securities
Trust Preferred Security A	C1	59	37.29%	25.54%	0.00%	C
Trust Preferred Security B	D	59	37.29%	25.54%	0.00%	C
Trust Preferred Security C	C1	49	36.65%	23.79%	0.00%	C
Trust Preferred Security D	D	49	36.65%	23.79%	0.00%	C
Trust Preferred Security E	C1	51	27.74%	18.17%	0.00%	C
Trust Preferred Security F	B	33	28.14%	23.73%	23.61%	CC
Trust Preferred Security G	A1	33	28.14%	23.73%	47.72%	CCC+

Private Mortgage-Backed Securities
Private Mortgage-Backed Securities — One	2A1	N/A	3.59%	12.44%	0.00%	C
Private Mortgage-Backed Securities — Two	A19	N/A	2.10%	4.94%	0.00%	B3

(1)	Excess subordination represents the additional default/losses in excess of both current and projected defaults/losses that the security can absorb before the security experiences any credit impairment.

(2)	The Company reviewed credit ratings provided by S&P, Moody’s and Fitch in its evaluation of issuers.
     Per review of the factors outlined above, seven of the securities shown in the table above were deemed to be OTTI. The remaining securities were not deemed to be OTTI as the Company does not intend to sell these investments and has determined, based upon available evidence, that it is more likely than not that the Company will not be required to sell the security before the recovery of its amortized cost basis. The following table shows the credit related OTTI that the Company recorded through earnings for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Dollars in Thousands)
Credit Related OTTI	$136	$84	$176	$262
     The following table shows the cumulative credit related component of OTTI.

For the Six Months Ended June 30, 2011
Credit Related
Component of
Other-Than-
Temporary
Impairment
(Dollars in Thousands)
Balance at Beginning of Period	$(10,528)
Add:
Incurred on Securities not Previously Impaired	—
Incurred on Securities Previously Impaired	(176)
Less:
Realized Gain/Loss on Sale of Securities	—
Reclassification Due to Changes in Company’s Intent	—
Increases in Cash Flow Expected to be Collected	—

BALANCE AT END OF PERIOD	$(10,704)

NOTE 4 — LOANS, ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY
     The following table summarizes changes in the allowance for loan losses by loan category and bifurcates the amount of allowance allocated to each loan category based on collective impairment analysis and loans evaluated individually for impairment:

As of June 30, 2011
(Dollars in Thousands)
	Commercial and	Commercial Real	Commercial	Small	Residential Real	Consumer	Consumer
	Industrial	Estate	Construction	Business	Estate	Home Equity	Other	Total
Allowance for Loan Losses:
Beginning Balance	$10,423	$21,939	$2,145	$3,740	$2,915	$3,369	$1,724	$46,255
Charge-offs	(1,706)	(1,144)	(769)	(584)	(402)	(579)	(887)	(6,071)
Recoveries	271	—	75	54	—	17	354	771
Provision	2,095	2,200	620	(1,157)	729	906	289	5,682

Ending Balance	$11,083	$22,995	$2,071	$2,053	$3,242	$3,713	$1,480	$46,637

Ending Balance: individually evaluated for impairment	$60	$478	$—	$181	$1,281	$23	$255	$2,278

Ending Balance: collectively evaluated for impairment	$11,023	$22,517	$2,071	$1,872	$1,961	$3,690	$1,225	$44,359

Financing Receivables:
Ending Balance: total loans by group	$568,022	$1,801,026	$130,303	$78,905	$461,001	$632,735	$53,239	$3,725,231	(1)

Ending Balance: individually evaluated for impairment	$3,253	$25,189	$551	$3,172	$12,572	$484	$2,151	$47,372

Ending Balance: collectively evaluated for impairment	$564,769	$1,775,837	$129,752	$75,733	$448,429	$632,251	$51,088	$3,677,859

As of December 31, 2010
	Commercial and	Commercial Real	Commercial	Small	Residential Real	Consumer	Consumer
	Industrial	Estate	Construction	Business	Estate	Home Equity	Other	Total
Allowance for Loan Losses:
Beginning Balance	$7,545	$19,451	$2,457	$3,372	$2,840	$3,945	$2,751	$42,361
Charge-offs	(5,170)	(3,448)	(1,716)	(2,279)	(557)	(939)	(2,078)	(16,187)
Recoveries	361	1	—	217	59	131	657	1,426
Provision	7,687	5,935	1,404	2,430	573	232	394	18,655

Ending Balance	$10,423	$21,939	$2,145	$3,740	$2,915	$3,369	$1,724	$46,255

Ending Balance: individually evaluated for impairment	$511	$411	$151	$221	$991	$17	$245	$2,547

Ending Balance: collectively evaluated for impairment	$9,912	$21,528	$1,994	$3,519	$1,924	$3,352	$1,479	$43,708

Financing Receivables:
Ending Balance: total loans by group	$502,952	$1,717,118	$129,421	$80,026	$478,111	$579,278	$68,773	$3,555,679	(1)

Ending Balance: individually evaluated for impairment	$3,823	$26,665	$1,999	$2,494	$9,963	$428	$2,014	$47,386

Ending Balance: collectively evaluated for impairment	$499,129	$1,690,453	$127,422	$77,532	$468,148	$578,850	$66,759	$3,508,293

(1)	The amount of deferred fees included in the ending balance was $2.7 million and $2.8 million at June 30, 2011 and December 31, 2010, respectively.
     For the purpose of estimating the allowance for loan losses, management segregates the loan portfolio into the portfolio segments detailed in the above tables. Each of these loan categories possesses unique risk characteristics that are considered when determining the appropriate level of allowance for each segment. Some of the risk characteristics unique to each loan category include:
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
Small Business — Loans in this category consist of revolving, term loan and mortgage obligations extended to sole proprietors and small businesses for purposes of financing working capital and/or capital investment. Collateral generally consists of pledges of business assets including, but not limited to: accounts receivable, inventory, plant & equipment, or real estate (if applicable). Repayment sources consist of: primarily, operating cash flow, and secondarily, liquidation of assets.
     For the commercial portfolio it is the Bank’s policy to obtain personal guaranties for payment from individuals holding material ownership interests of the borrowing entities.
Consumer Portfolio:
Consumer Real Estate — Residential — Residential mortgage loans held in the Bank’s portfolio are made to borrowers who demonstrate the ability to make scheduled payments with full consideration to underwriting factors such as current and expected income, employment status, current assets, other financial resources, credit history and the value of the collateral. Collateral consists of mortgage liens on 1-4 family residential properties. The Company does not originate sub-prime loans.
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
1- 6 Rating — Pass
Risk-rating grades “1” through “6” comprise those loans ranging from ‘Substantially Risk Free’ which indicates borrowers are of unquestioned credit standing and the pinnacle of credit quality, well established companies with a very strong financial condition, and loans fully secured by cash collateral, through ‘Acceptable Risk’, which indicates borrowers may exhibit declining earnings, strained cash flow, increasing leverage and/or weakening market fundamentals that indicate above average or below average asset quality, margins and market share. Collateral coverage is protective.
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

     The following table details the internal risk grading categories for the Company’s commercial and industrial, commercial real estate, commercial construction and small business portfolios:

		June 30, 2011
	Risk	Commercial	Commercial	Commercial
Category	Rating	and Industrial	Real Estate	Construction	Small Business	Total

Pass	1 — 6	$516,671	$1,594,645	$114,847	$70,365	$2,296,528
Potential Weakness	7	26,064	120,360	9,371	4,751	160,546
Definite Weakness — Loss Unlikely	8	23,635	83,491	6,085	3,572	116,783
Partial Loss Probable	9	1,652	2,530	—	217	4,399
Definitive Loss	10	—	—	—	—	—

Total		$568,022	$1,801,026	$130,303	$78,905	$2,578,256

		December 31, 2010
	Risk	Commercial	Commercial	Commercial
Category	Rating	and Industrial	Real Estate	Construction	Small Business	Total

Pass	1 — 6	$445,116	$1,496,822	$110,549	$70,987	$2,123,474
Potential Weakness	7	30,250	99,400	6,311	5,252	141,213
Definite Weakness — Loss Unlikely	8	25,864	117,850	12,561	3,533	159,808
Partial Loss Probable	9	1,722	3,046	—	254	5,022
Definitive Loss	10	—	—	—	—	—

Total		$502,952	$1,717,118	$129,421	$80,026	$2,429,517

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

	As of
	June 30,	December 31,
	2011	2010

Residential Portfolio
FICO Score (re-scored)	737	738
Combined LTV (re-valued)	65.0%	64.0%

Home Equity Portfolio
FICO Score (re-scored)	762	760
Combined LTV (re-valued)	55.0%	55.0%

     The average FICO scores above for June 30, 2011 are based upon rescores available from May 2011, and actual score data for loans booked between June 1 and June 30, 2011. The average FICO scores above for December 31, 2010 are based upon re-scores available from November 2010 and actual score data for loans booked between December 1 and December 31, 2010. The combined LTV ratios for June 30, 2011 for residential is based upon updated automated valuations as of November 30, 2010 and for home equity based upon updated automated valuations as of May 31, 2011. The combined LTV ratios at December 31, 2010 for both residential and home equity are based upon updated automated valuation as of November 30, 2010.
     The Bank’s philosophy toward managing its loan portfolios is predicated upon careful monitoring, which stresses early detection and response to delinquent and default situations. Delinquent loans are managed by a team of seasoned collection specialists and the Bank seeks to make arrangements to resolve any delinquent or default situation over the shortest possible time frame. As a general rule, loans more than 90 days past due with respect to principal or interest are classified as a nonaccrual loan. As permitted by banking regulations, certain consumer loans past due 90 days or more may continue to accrue interest. The Company also may use discretion regarding other loans over 90 days delinquent if the loan is well secured and in process of collection. Set forth is information regarding the Company’s nonperforming loans at the period shown.
     The following table shows nonaccrual loans at the dates indicated:

	June 30,	December 31,
	2011	2010
	(Dollars In Thousands)

Loans accounted for on a nonaccrual basis (1)
Commercial and Industrial	$2,674	$3,123
Commercial Real Estate	6,455	7,837
Commercial Construction	552	1,999
Small Business	1,130	887
Residential Real Estate	8,546	6,728
Home Equity	1,867	1,752
Consumer — Other	447	505

Total nonaccrual loans	$21,671	$22,831

(1)	Included in these amounts were $5.9 million and $4.0 million nonaccruing TDRs at June 30, 2011 and December 31, 2010, respectively.

     The following table shows the age analysis of past due financing receivables as of the dates indicated:

	June 30, 2011
											Recorded
	30-59 days		60-89 days		90 days or more		Total Past Due			Total	Investment
	Number	Principal	Number	Principal	Number	Principal	Number	Principal		Financing	>90 Days
	of Loans	Balance	of Loans	Balance	of Loans	Balance	of Loans	Balance	Current	Receivables	and Accruing
	(Dollars in Thousands)
Commercial and Industrial	8	$877	7	$699	19	$1,951	34	$3,527	$564,495	$568,022	$—
Commercial Real Estate	16	3,464	6	1,548	25	4,574	47	9,586	1,791,440	1,801,026	—
Commercial Construction	—	—	—	—	3	551	3	551	129,752	130,303	—
Small Business	29	1,075	12	190	19	110	60	1,375	77,530	78,905	—
Residential Real Estate	13	2,515	8	2,926	27	4,267	48	9,708	444,889	454,597	—
Residential Construction	—	—	—	—	—	—	—	—	6,404	6,404	—
Home Equity	22	845	12	1,145	16	981	50	2,971	629,764	632,735	110
Consumer — Other	279	2,247	56	328	82	568	417	3,143	50,096	53,239	145

Total	367	$11,023	101	$6,836	191	$13,002	659	$30,861	$3,694,370	$3,725,231	$255

	December 31,2010
											Recorded
	30-59 days		60-89 days		90 days or more		Total Past Due			Total	Investment
	Number	Principal	Number	Principal	Number	Principal	Number	Principal		Financing	>90 Days
	of Loans	Balance	of Loans	Balance	of Loans	Balance	of Loans	Balance	Current	Receivables	and Accruing
	(Dollars in Thousands)
Commercial and Industrial	16	$1,383	8	$910	18	$2,207	42	$4,500	$498,452	$502,952	$—
Commercial Real Estate	13	2,809	7	4,820	29	6,260	49	13,889	1,703,229	1,717,118	—
Commercial Construction	—	—	—	—	9	1,999	9	1,999	127,422	129,421	—
Small Business	23	1,071	11	302	19	420	53	1,793	78,233	80,026	—
Residential Real Estate	14	4,793	6	865	21	4,050	41	9,708	464,228	473,936	—
Residential Construction	—	—	—	—	—	—	—	—	4,175	4,175	—
Home Equity	31	1,737	8	878	12	1,095	51	3,710	575,568	579,278	4
Consumer — Other	402	2,986	89	478	85	564	576	4,028	64,745	68,773	273

Total	499	$14,779	129	$8,253	193	$16,595	821	$39,627	$3,516,052	$3,555,679	$277

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

     The following table shows the TDR loans on accrual and nonaccrual status as of the dates indicated:

June 30,2011
	TDRs on Accrual Status		TDRs on Nonaccrual Status		Total TDRs
	Number of	Balance of	Number of	Balance of	Number of	Balance of
	Loans	Loans	Loans	Loans	Loans	Loans
	(Dollars in Thousands)
Commercial and Industrial	3	$167	5	$782	8	$949
Commercial Real Estate	16	17,907	3	1,056	19	18,963
Small Business	64	2,042	4	41	68	2,083
Residential Real Estate	29	8,868	11	3,704	40	12,572
Home Equity	5	300	2	184	7	484
Consumer — Other	173	2,009	7	142	180	2,151

TOTAL TDRs	290	$31,293	32	$5,909	322	$37,202

December 31, 2010
	TDRs on Accrual Status		TDRs on Nonaccrual Status		Total TDRs
	Number of	Balance of	Number of	Balance of	Number of	Balance of
	Loans	Loans	Loans	Loans	Loans	Loans
	(Dollars in Thousands)
Commercial and Industrial	10	$443	1	$555	11	$998
Commercial Real Estate	14	13,679	4	1,468	18	15,147
Small Business	49	1,523	—	—	49	1,523
Residential Real Estate	25	8,329	6	1,634	31	9,963
Home Equity	4	242	2	186	6	428
Consumer — Other	138	1,875	4	139	142	2,014

TOTAL TDRs	240	$26,091	17	$3,982	257	$30,073

     The amount of the specific reserve associated with the TDRs was $1.8 million and $1.6 million at June 30, 2011 and December 31, 2010, respectively. At June 30, 2011 and December 31, 2010, the amount of additional commitments to lend funds to borrowers who have been a party to a TDR was $1.5 million and $1.2 million, respectively. During the three and six months ended June 30, 2011, $7.7 million and $9.7 million of loans were modified and considered to be a TDR and no TDRs moved from nonaccrual to accrual. During the year ended December 31, 2010, $21.8 million loans were modified and considered to be a TDR and $1.2 million of TDRs moved from nonaccrual to accrual in 2010.

     The table below sets forth information regarding the Company’s impaired loans as of the dates indicated:

				For the Three Months Ended		For the Six Months Ended
	As of June 30, 2011			June 30, 2011		June 30, 2011
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
	(Dollars in Thousands)
With no Related Allowance Recorded:
Commercial & Industrial	$2,913	$3,653	$—	$3,206	$58	$3,306	$117
Commercial Real Estate	18,018	18,515	—	18,291	334	18,474	645
Commercial Construction	551	551	—	554	10	564	21
Small Business	1,884	2,014	—	1,841	33	1,873	65
Residential Real Estate (1)	—	—	—	—	—	—	—
Consumer — Home Equity	22	22	—	22	—	22	1
Consumer — Other	10	10	—	12	—	17	1

Subtotal	23,398	24,765	—	23,926	435	24,256	850
With an Allowance Recorded:
Commercial & Industrial	$340	$343	$60	$342	$7	$343	$13
Commercial Real Estate	7,171	7,911	478	7,326	91	7,377	215
Commercial Construction	—	—	—	—	—	—	—
Small Business	1,288	1,320	181	1,383	19	1,428	39
Residential Real Estate (1)	12,572	13,152	1,281	12,674	154	12,556	246
Consumer — Home Equity	463	472	23	464	7	465	13
Consumer — Other	2,140	2,200	255	2,137	21	2,049	40

Subtotal	23,974	25,398	2,278	24,326	299	24,218	566

Total	$47,372	$50,163	$2,278	$48,252	$734	$48,474	$1,416

				For the Three Months Ended		For the Six Months Ended
	As of June 30, 2010			June 30, 2010		June 30, 2010
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
	(Dollars in Thousands)
With no Related Allowance Recorded:
Commercial & Industrial	$3,214	$4,880	$—	$3,282	$75	$3,580	$145
Commercial Real Estate	11,951	12,322	—	12,417	220	12,595	435
Commercial Construction	1,075	2,625	—	2,583	48	2,604	95
Small Business	1,491	1,537	—	1,512	24	1,454	46
Residential Real Estate (1)	284	284	—	284	2	285	5
Consumer — Home Equity	—	—	—	—	—	—	—
Consumer — Other	64	63	—	64	1	63	2

Subtotal	18,079	21,711	—	20,142	370	20,581	728
With an Allowance Recorded:
Commercial & Industrial	$1,876	$1,883	$1,013	$1,886	$27	$1,890	$50
Commercial Real Estate	3,906	3,906	201	4,041	46	4,076	92
Commercial Construction	—	—	—	—	—	—	—
Small Business	825	873	389	842	13	818	27
Residential Real Estate (1)	8,053	8,054	761	7,893	76	7,954	156
Consumer — Home Equity	348	348	14	345	4	346	8
Consumer — Other	1,519	1,518	180	1,377	15	1,186	27

Subtotal	16,527	16,582	2,558	16,384	181	16,270	360

Total	$34,606	$38,293	$2,558	$36,526	$551	$36,851	$1,088

(1)	Includes residential construction loans.

NOTE 5 — EARNINGS PER SHARE
     Basic earnings per share is calculated by dividing net income available to common shareholders by the weighted average number of participating common shares outstanding. Unvested restricted shares are considered outstanding in the computation of basic earnings per share as holders of unvested restricted stock awards participate fully in the awards of stock ownership of the Company, including voting and dividend rights. Diluted earnings per share has been calculated in a manner similar to that of basic earnings per share except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares (such as those resulting from the exercise of stock options) were issued during the period, computed using the treasury stock method.
     Earnings per share consisted of the following components for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2011	2010		2011	2010
	(Dollars in Thousands)			(Dollars in Thousands)
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$11,120	$8,030		$22,308	$17,257

	Weighted Average Shares			Weighted Average Shares
BASIC SHARES	21,441,864	20,964,706	(1)	21,370,457	20,951,264	(1)
Effect of Dilutive Securities	39,159	90,939		43,775	83,289

DILUTIVE SHARES	21,481,023	21,055,645		21,414,232	21,034,553

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS PER SHARE
BASIC EPS	$0.52	$0.38		$1.04	$0.82
Effect of Dilutive Securities	—	—		—	—

DILUTIVE EPS	$0.52	$0.38		$1.04	$0.82

(1)	Unvested restricted stock awards were not considered outstanding in the computation of basic earnings per share due to the immaterial balance for the three and six months ended June 30, 2010.
     The following table illustrates the options to purchase common stock that were excluded from the calculation of diluted earnings per share because they were anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Stock Options	808,918	745,581	793,675	744,221

NOTE 6- STOCK BASED COMPENSATION
Restricted Stock Awarded
     During 2011 the Company has made the following restricted stock award grants:
•	February 10, 2011 — the Company granted 27,750 restricted stock awards to certain non-executive officers of the Company and/or Bank. These restricted stock awards were issued from the 2005 Employee Stock Plan, were determined to have a fair value per share of $27.58 and vest over a five year period.

•	February 17, 2011 — the Company granted 33,000 restricted stock awards to certain executive officers of the Company and/or Bank. These restricted stock awards were issued from the 2005 Employee Stock Plan, were determined to have a fair value per share of $27.43 and vest over a five year period.

•	May 3, 2011- the Company granted 3,000 restricted stock awards to a non-executive officer of the Company and/or Bank. These restricted stock awards were issued from the 2005 Employee Stock Plan, were determined to have a fair value per share of $29.00 and vest over a five year period.

•	May 24, 2011 — the Company granted 9,800 restricted stock awards to certain directors of the Company and/or Bank. These restricted stock awards were issued from the 2010 Non-Employee Director Stock Plan, were determined to have a fair value per share of $28.875 and vest at the end of a five year period, or earlier if the director ceases to be a director for any reason other than cause, such as, for example, by retirement. If a non-employee director is removed from the Board for cause, the Company has ninety (90) days within which to exercise a right to repurchase any unvested portion of any restricted stock award from the non-employee director for the aggregate price of one dollar ($1.00).
     The fair value of the awards is based upon the average of the high and low price at which the Company’s common stock traded on the date of grant. The holders of these awards participate fully in the rewards of stock ownership of the Company, including voting and dividend rights.
Stock Options
     During 2011 the Company has made the following awards of non-qualified options to purchase shares of common stock:
•	February 10, 2011 — the Company awarded 40,000 non-qualified options to certain non-executive officers of the Company and/or Bank. The options have been determined to have a fair value of $6.80 and will vest over a three year period and have a contractual life of ten years from date of grant.

•	February 17, 2011 — the Company awarded 54,000 non-qualified options to certain executive officers of the Company and/or Bank. The options have been determined to have a fair value of $6.39 and will vest over a three year period and have a contractual life of ten years from date of grant.

•	On May 24, 2011 the Company awarded 7,000 non-qualified options to certain directors of the Company and/or Bank. The options have been determined to have a fair value of $6.723, will vest over a three year period ending on January 1, 2013 and have a contractual life of ten years from date of grant.
     The following table shows the assumptions used to determine the fair value of the options:

	February 10,	February 17,	May 24,
	2011	2011	2011
Volatility	32.38%	32.11%	32.95%
Expected Life	5.5 Years	5 Years	5 Years
Dividend Yield	2.90%	2.89%	2.87%
Risk Free Interest Rate	2.57%	2.27%	1.81%
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
     Derivative instruments are carried at fair value in the Company’s financial statements. The accounting for changes in the fair value of a derivative instrument is dependent upon whether or not it qualifies as a hedge for accounting purposes, and further, by the type of hedging relationship. The Company has entered into interest rate swap contracts, as part of the Company’s interest rate risk management program, which are designated and qualify as cash flow hedges. In addition, the Company has entered into interest rate swap contracts and foreign exchange contracts with commercial banking customers and offsetting positions with banks which are not afforded hedge accounting treatment.

Asset Liability Management
     The Bank currently utilizes interest rate swap agreements as hedging instruments against interest rate risk associated with the Company’s borrowings. An interest rate swap is an agreement whereby one party agrees to pay a floating rate of interest on a notional principal amount in exchange for receiving a fixed rate of interest on the same notional amount, for a predetermined period of time, from a second party. The amounts relating to the notional principal amount are not actually exchanged. The maximum length of time over which the Company is currently hedging its exposure to the variability in future cash flows for forecasted transactions related to the payment of variable interest on existing financial instruments is seven years. At June 30, 2011 and December 31, 2010, the Company had a total notional amount of $200.0 million and $175.0 million, respectively, of interest rate swaps outstanding.
     The following table reflects the Company’s derivative positions for the periods indicated below for those derivatives which qualify as hedges for accounting purposes:
Derivative Positions
Derivatives Designated as Hedging:
Cash Flow Hedges
As of June 30, 2011

					Receive			Fair Value at
	Notional	Trade	Effective	Maturity	(Variable)	Current Rate	Pay Fixed	June 30,
	Amount	Date	Date	Date	Index	Received	Swap Rate	2011
	(Dollars in Thousands)
Interest Rate Swaps
	$25,000	16-Feb-06	28-Dec-06	28-Dec-16	3 Month LIBOR	0.25%	5.04%	$(3,853)
	25,000	16-Feb-06	28-Dec-06	28-Dec-16	3 Month LIBOR	0.25%	5.04%	(3,854)
	25,000	8-Dec-08	10-Dec-08	10-Dec-13	3 Month LIBOR	0.25%	2.65%	(1,090)
	25,000	9-Dec-08	10-Dec-08	10-Dec-13	3 Month LIBOR	0.25%	2.59%	(1,054)
	25,000	9-Dec-08	10-Dec-08	10-Dec-18	3 Month LIBOR	0.25%	2.94%	(475)
	50,000	17-Nov-09	20-Dec-10	20-Dec-14	3 Month LIBOR	0.25%	3.04%	(2,967)
	25,000	5-May-11	10-Jun-11	10-Jun-15	3 Month LIBOR	0.25%	1.71%	(168)

Total	$200,000						Total	$(13,461)

As of December 31, 2010

					Receive			Fair Value at
	Notional	Trade	Effective	Maturity	(Variable)	Current Rate	Pay Fixed	December 31,
	Amount	Date	Date	Date	Index	Received	Swap Rate	2010
	(Dollars in Thousands)
Interest Rate Swaps
	$25,000	16-Feb-06	28-Dec-06	28-Dec-16	3 Month LIBOR	0.30%	5.04%	$(3,713)
	25,000	16-Feb-06	28-Dec-06	28-Dec-16	3 Month LIBOR	0.30%	5.04%	(3,682)
	25,000	8-Dec-08	10-Dec-08	10-Dec-13	3 Month LIBOR	0.30%	2.65%	(1,044)
	25,000	9-Dec-08	10-Dec-08	10-Dec-13	3 Month LIBOR	0.30%	2.59%	(1,002)
	25,000	9-Dec-08	10-Dec-08	10-Dec-18	3 Month LIBOR	0.30%	2.94%	(109)
	50,000	17-Nov-09	20-Dec-10	20-Dec-14	3 Month LIBOR	0.30%	3.04%	(2,656)

Total	$175,000						Total	$(12,206)

     For derivative instruments that are designated and qualify as hedging instruments, the effective portion of the gains or losses is reported as a component of OCI, and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The Company expects approximately $5.6 million (pre-tax), to be reclassified to earnings from OCI, as an increase in interest expense, related to the Company’s cash flow hedges in the next twelve months. This reclassification is due to anticipated payments that will be made and/or received on the swaps based upon the forward curve as of June 30, 2011.
     The ineffective portion of the cash flow hedge is recognized directly in earnings. The Company did not recognize any ineffectiveness for the three and six months ending June 30,

2011, and recognized an immaterial amount related to hedge ineffectiveness during the three and six months ending June 30, 2010.
     During the first quarter of 2010, one of the Company’s $25.0 million interest rate swaps failed to qualify for hedge accounting. The Company ceased hedge accounting on January 6, 2010, which was the last date the interest rate swap qualified for hedge accounting. As a result, the Company recognized a loss of $238,000 directly in earnings as part of non-interest expense and reclassified $107,000 from interest expense to non-interest expense within the first quarter of 2010. Additionally, a gain of $191,000 which was previously deferred in OCI was immediately recognized in income during the first quarter of 2010, based on the Company’s anticipation of the hedged forecasted transaction no longer being probable to occur. The Company terminated the swap in June 2010 as a result of management’s decision to pay down the underlying borrowing and recognized $792,000 in earnings through the date of termination.
     The Company recognized net amortization income of $61,000 and $122,000, respectively, recorded as an offset to interest expense during the three and six months ended June 30, 2011, and $64,000 and $100,000, respectively, of net amortization income for the three and six months ended June 30, 2010, related to previously terminated swaps.
Customer Related Positions
     Interest rate derivatives, primarily interest rate swaps, offered to commercial borrowers through the Bank’s loan level derivative program do not qualify as hedges for accounting purposes. The Bank believes that its exposure to commercial customer derivatives is limited because these contracts are simultaneously matched at inception with an offsetting dealer transaction. The commercial customer derivative program allows the Bank to retain variable-rate commercial loans while allowing the customer to synthetically fix the loan rate by entering into a variable-to-fixed interest rate swap. At June 30, 2011 and December 31, 2010 the Company had eighty-nine and seventy-two customer-related positions and offsetting dealer transactions with dealer banks, respectively. At June 30, 2011 and December 31, 2010 the Bank had a total notional amount of $346.2 million and $307.0 million, respectively, of interest rate swap agreements with commercial borrowers and an equal notional amount of dealer transactions.
     Foreign exchange contracts offered to commercial borrowers through the Bank’s derivative program do not qualify as hedges for accounting purposes. The Company acts as a seller and buyer of foreign exchange contracts to accommodate its customers. To mitigate the market and liquidity risk associated with these derivatives, the Company enters into similar offsetting positions with bank counterparties. At June 30, 2011 and December 31, 2010 the Company had thirteen and eighteen foreign exchange contracts and offsetting dealer transactions, respectively. As of June 30, 2011 and December 31, 2010 the Company had a total notional amount of $31.2 million and $41.7 million, respectively, of foreign exchange contracts with commercial borrowers and an equal notional amount of dealer transactions.

     The Company does not enter into proprietary trading positions for any derivatives.
     The following table reflects the Company’s derivative positions for the periods indicated below for those derivatives not designated as hedging:
Derivative Positions
Derivatives Not Designated as Hedging:

	Notional Amount Maturing
As of June 30, 2011	2011	2012	2013	2014	Thereafter	Total	Fair Value
	(Dollars in Thousands)
Customer Related Positions

Loan Level Swaps
Receive fixed, pay variable	$—	—	20,411	81,649	244,166	$346,226	$11,798

Pay fixed, receive variable	$—	—	20,411	81,649	244,166	$346,226	$(11,906)

Foreign Exchange Contracts
Buys foreign exchange, sells US currency	$23,723	7,509	—	—	—	$31,232	$778

Buys US currency, sells foreign exchange	$23,723	7,509	—	—	—	$31,232	$(765)

	Notional Amount Maturing
As of December 31, 2010	2011	2012	2013	2014	Thereafter	Total	Fair Value
	(Dollars in Thousands)
Customer Related Positions

Loan Level Swaps
Receive fixed, pay variable	$—	—	21,624	83,051	202,275	$306,950	$7,673

Pay fixed, receive variable	$—	—	21,624	83,051	202,275	$306,950	$(7,835)

Foreign Exchange Contracts
Buys foreign exchange, sells US currency	$41,706	—	—	—	—	$41,706	$1,301

Buys US currency, sells foreign exchange	$41,706	—	—	—	—	$41,706	$(1,286)
     Changes in the fair value of customer related positions are recorded directly in earnings as they are not afforded hedge accounting treatment. The Company recorded a net increase in fair value of $32,000 and $53,000, respectively, for the three and six months ended June 30, 2011 and a net decrease in fair value of $86,000 and $146,000 respectively, for the three and six months ended June 30, 2010.

     The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet at the periods indicated:
Fair Values of Derivative Instruments

	Asset Derivatives				Liability Derivatives
	June 30,		December 31,		June 30,		December 31,
	2011		2010		2011		2010
	Balance Sheet		Balance Sheet		Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value	Location	Fair Value	Location	Fair Value
				(Dollars In Thousands)
Derivatives designated as hedges:
Interest rate swaps	Other Assets	$—	Other Assets	$—	Other Liabilities	$13,461	Other Liabilities	$12,206

Derivatives not designated as hedges:
Customer Related Positions:
Loan level swaps	Other Assets	$12,231	Other Assets	$9,813	Other Liabilities	$12,339	Other Liabilities	$9,975

Foreign exchange contracts	Other Assets	861	Other Assets	1,655	Other Liabilities	847	Other Liabilities	1,640

Total		$13,092		$11,468		$13,186		$11,615

     The table below presents the effect of the Company’s derivative financial instruments included in Other Comprehensive Income and current earnings:
Amount of Derivative Gain/(Loss) Recognized/Reclassified
(Dollars in Thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Gain/(Loss) in OCI on Derivative (Effective Portion), Net of Tax	$(2,711)	$9,172	$(2,407)	$6,943

Gain/(Loss) Reclassified from OCI into Interest Income (Effective Portion)	$(1,366)	$3,046	$(2,692)	$1,978

Gain/(Loss) Recognized in Interest Income on Derivative (Ineffective Portion & Amount Excluded from Effectiveness Testing)	$—	$—	$—	$—

     Derivative contracts involve the risk of dealing with derivative counterparties and their ability to meet contractual terms. Institutional counterparties must have an investment grade credit rating and be approved by the Company’s Board of Directors. The Company’s credit exposure on interest rate swaps is limited to the net positive fair value and accrued interest of all swaps with each counterparty. The Company had no exposure relating to interest rate swaps with institutional counterparties at June 30, 2011 or December 31, 2010. The Company’s exposure relating to customer related positions was approximately $12.8 million and $10.2 million at June 30, 2011 and December 31, 2010, respectively, which is inclusive of exposure to both customers and institutional counter parties. Credit exposure may be reduced by the amount of collateral pledged by the counterparty.
     The Company currently holds derivative instruments that contain credit-risk related contingent features that are in a net liability position, which require the Company to assign collateral. The notional amount of these instruments as of June 30, 2011 and December 31,

2010 was $546.2 million and $482.0 million, respectively. The aggregate fair value of these instruments at June 30, 2011 and December 31, 2010 were $25.4 million and $20.0 million, respectively. The Company has collateral assigned to these derivative instruments amounting to $31.5 million and $30.8 million, respectively. Collateral legally required to be maintained at dealer banks by the Company is monitored and adjusted as necessary. Per a review completed by management of these instruments at June 30, 2011 it was determined that no additional collateral would have to be posted to immediately settle these instruments.
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

     The table below summarizes the fair value of residential mortgage loans commitments, forward sales agreements, and loans held for sale:

	Fair Value at
	June 30,	December 31,
	2011	2010
	(Dollars in Thousands)
Interest Rate Lock Commitments	$(27)	$(459)
Forward Sales Agreements	$(27)	$1,052
Loans Held for Sale Fair Value Adjustment	$53	$(593)

	Change for the Three Months		Change for the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Interest Rate Lock Commitments	$(3)	$463	$432	$1,050
Forward Sales Agreements	(5)	(792)	(1,079)	(1,514)
Loans Held for Sale Fair Value Adjustment	8	—	647	—

Total Change in Fair Value (1)	$—	$(329)	$—	$(464)

(1)	Changes in these fair values are recorded as a component of Mortgage Banking Income.
NOTE 8 — FAIR VALUE MEASUREMENTS
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
Derivative Instruments
Derivatives
The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analyses on the expected cash flows of derivatives. These analyses reflect the contractual terms of the derivatives, including the period to maturity, and use observable market-based inputs, including interest rate curves and implied volatilities. The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings. Although the Company has determined that the majority of the inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. However, as of June 30, 2011, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2.
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
	(Dollars in Thousands)
June 30, 2011
Description
Assets
Trading Securities	$8,539	$8,539	$—	$—
Securities Available for Sale:
U.S. Treasury Securities	—	—	—	—
Agency Mortgage-Backed Securities	251,372	—	251,372	—
Agency Collateralized Mortgage Obligations	38,514	—	38,514	—
Private Mortgage-Backed Securities	8,118	—	—	8,118
Single Issuer Trust Preferred Securities Issued by Banks and Insurers	4,466	—	—	4,466
Pooled Trust Preferred Securities Issued by Banks and Insurers	3,425	—	—	3,425
Loans Held for Sale	12,255	—	12,255	—
Derivative Instruments	13,092	—	13,092	—
Liabilities
Derivative Instruments	26,700	—	26,700	—

December 31, 2010
Description
Assets
Trading Securities	$7,597	$7,597	$—	$—
Securities Available for Sale:
U.S. Treasury Securities	717	—	717	—
Agency Mortgage-Backed Securities	313,302	—	313,302	—
Agency Collateralized Mortgage Obligations	46,135	—	46,135	—
Private Mortgage-Backed Securities	10,254	—	—	10,254
Single Issuer Trust Preferred Securities Issued by Banks and Insurers	4,221	—	—	4,221
Pooled Trust Preferred Securities Issued by Banks and Insurers	2,828	—	—	2,828
Loans Held for Sale	27,917	—	27,917	—
Derivative Instruments	12,520	—	12,520	—
Liabilities
Derivative Instruments	24,280	—	24,280	—

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
	Securities Available for Sale
			Private
	Pooled Trust	Single Trust	Mortgage-
	Preferred	Preferred	Backed
	Securities	Securities	Securities	Total
	(Dollars in Thousands)

Balance at March 31, 2011	$3,136	$4,462	$9,012	$16,610

Gains and Losses (realized/unrealized)
Included in earnings	—	—	(136)	(136)
Included in Other Comprehensive Income	300	4	(5)	299
Purchases	—	—	—	—
Issuances	—	—	—	—
Settlements	(11)	—	(753)	(764)
Transfers in to Level 3	—	—	—	—

Balance at June 30, 2011	$3,425	$4,466	$8,118	$16,009

Balance at January 1, 2010	$2,595	$3,010	$14,289	$19,894

Gains and Losses (realized/unrealized)
Included in earnings	(112)	—	(222)	(334)
Included in Other Comprehensive Income	388	1,211	1,197	2,796
Purchases	—	—	—	—
Issuances	—	—	—	—
Settlements	(43)	—	(5,010)	(5,053)
Transfers in to Level 3	—	—	—	—

Balance at December 31, 2010	$2,828	$4,221	$10,254	$17,303

Gains and Losses (realized/unrealized)
Included in earnings	(8)	—	(168)	(176)
Included in Other Comprehensive Income	625	245	156	1,026
Purchases	—	—	—	—
Issuances	—	—	—	—
Settlements	(20)	—	(2,124)	(2,144)
Transfers in to Level 3	—	—	—	—

Balance at June 30, 2011	$3,425	$4,466	$8,118	$16,009

     Assets and liabilities measured at fair value on a non-recurring basis at the periods indicated were as follows:

	Fair Value Measurements at Reporting Date
		Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable	Total
		Assets	Inputs	Inputs	Gains
	Balance	(Level 1)	(Level 2)	(Level 3)	(Losses)
	(Dollars in Thousands)
As of June 30, 2011
Description

Impaired Loans	$23,973	$—	$—	$23,973	$(2,278)
Other Real Estate Owned	7,410	—	3,301	4,109	—
Mortgage Servicing Asset	1,412	—	—	1,412	—

As of December 31, 2010
Description

Impaired Loans	$23,411	$—	$—	$23,411	$(2,547)
Other Real Estate Owned	7,273	—	2,933	4,340	—
Mortgage Servicing Asset	1,635	—	—	1,635	—
     The estimated fair values and related carrying amounts of the Company’s financial instruments are as follows:

	June 30,		December 31,
	2011		2010
	BOOK	FAIR	BOOK	FAIR
	VALUE	VALUE	VALUE	VALUE
	(Dollars In Thousands)		(Dollars In Thousands)
FINANCIAL ASSETS
Securities Held To Maturity (a)	$233,109	$235,413	$202,732	$201,234
Loans, Net of Allowance for Loan Losses (b)	3,678,594	3,694,475	3,509,424	3,554,761

FINANCIAL LIABILITIES
Time Certificates of Deposits ( c)	$671,003	$679,195	$693,176	$697,064
Federal Home Loan Bank Advances ( c)	258,012	251,326	302,414	297,740
Federal Funds Purchased and Assets
Sold Under Repurchase Agreements ( c)	183,166	186,084	168,119	171,702
Junior Subordinated Debentures (d)	61,857	60,311	61,857	60,796
Subordinated Debentures ( c)	30,000	23,329	30,000	23,655

(a)	The fair values presented are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments and/or discounted cash flow analyses.

(b)	Fair value is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities or cash flows.

(c)	Fair value was determined by discounting anticipated future cash payments using rates currently available for instruments with similar remaining maturities.

(d)	Fair value was determined based upon market prices of securities with similar terms and maturities.
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
NOTE 9 — COMPREHENSIVE INCOME/(LOSS)
     Information on the Company’s comprehensive income/(loss), presented net of taxes, is set forth below for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30, 2011			Six Months Ended June 30, 2011
	Pre Tax	Tax Expense	After Tax	Pre Tax	Tax Expense	After Tax
	Amount	(Benefit)	Amount	Amount	(Benefit)	Amount
	(Dollars in Thousands)			(Dollars in Thousands)

Change in Fair Value of Securities Available for Sale	$(2,343)	$907	$1,436	$(1,292)	$520	$772
Net Security Losses Reclassified into Earnings	587 (1)	(230)	(357)	547 (1)	(214)	(333)

Net Change in Fair Value of Securities Available for Sale	(1,756)	677	1,079	(745)	306	439

Change in Fair Value of Cash Flow Hedges	4,583 (2)	(1,872)	(2,711)	4,069 (2)	(1,662)	(2,407)
Net Cash Flow Hedge Gains Reclassified into Earnings	(1,365)	558	807	(2,597)	1,100	1,497

Net Change in Fair Value of Cash Flow Hedges	3,218	(1,314)	(1,904)	1,472	(562)	(910)

Amortization of Certain Costs Included in Net Periodic Retirement Costs	(154)	63	91	(341)	89	252

Total Other Comprehensive Income	$1,308	$(574)	$(734)	$386	$(167)	$(219)

	Three Months Ended June 30, 2010				Six Months Ended June 30, 2010
	Pre Tax		Tax Expense	After Tax	Pre Tax		Tax Expense	After Tax
	Amount		(Benefit)	Amount	Amount		(Benefit)	Amount
	(Dollars in Thousands)				(Dollars in Thousands)

Change in Fair Value of Securities Available for Sale	$5,207		$2,014	$3,193	$7,530		$2,918	$4,612
Net Security Losses Reclassified into Earnings	(397	)(1)	(138)	(259)	(219	) (1)	(65)	(154)

Net Change in Fair Value of Securities Available for Sale	(4,810)		1,876	2,934	7,311		2,853	4,458

Change in Fair Value of Cash Flow Hedges	(7,968	)(2)	(3,255)	(4,713)	(11,738	) (2)	(4,795)	(6,943)
Net Cash Flow Hedge Gains Reclassified into Earnings	1,101		450	651	1,978		819	1,159

Net Change in Fair Value of Cash Flow Hedges	6,867		(2,805)	(4,062)	(9,760)		(3,976)	(5,784)

Amortization of Certain Costs Included in Net Periodic Retirement Costs	39		16	23	78		32	46

Total Other Comprehensive Loss	$(2,018)		$(913)	$(1,105)	$(2,371)		$(1,091)	$(1,280)

(1)	Net security losses represent pre-tax OTTI credit related losses of $136,000 and $84,000 for the three months ended June 30, 2011 and 2010, respectively and gains on sales of securities of $723,000 and $481,000 for the three months ended June 30, 2011 and 2010, respectively. For the six months ended June 30, 2011 and 2010, net security losses represent pre-tax OTTI credit related losses of $176,000 and $262,000 and gains on sales of securities of $723,000 and $481,000, respectively.

(2)	Includes the remaining balance of a realized but unrecognized gain, net of tax , from the termination of interest rate swaps in June 2009. The original gain of $1.3 million, net of tax will be recognized in earnings through December 2018, the original maturity date of the swap. The balance of this gain had amortized to $1.1 million and $1.2 million at June 30, 2011 and 2010, respectively.
Accumulated Other Comprehensive Income (Loss), net of tax, is comprised of the following components:

	At June 30,
	2011	2010
Unrealized gain on securities available for sale	$6,744	$8,851
Net actuarial loss and prior service cost for pension and other post retirement benefit plans	(842)	(1,166)
Unrealized loss on cash flow hedge	(7,963)	(7,432)
Deferred gain on hedge accounting transactions	1,076	1,220

Total	$(985)	$1,473

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

			Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
	2011	2011	2010	2010	2010
	(Dollars in Thousands, Except Per Share Data)
FINANCIAL CONDITION DATA:
Securities available for sale	$305,895	$341,362	$377,457	$436,887	$482,989
Securities held to maturity	233,109	239,305	202,732	180,623	103,463
Loans	3,725,231	3,628,374	3,555,679	3,408,043	3,428,912
Allowance for loan losses	46,637	46,444	46,255	45,619	45,291
Goodwill and Core Deposit Intangibles	141,489	141,951	141,956	142,422	142,888
Total assets	4,842,943	4,645,783	4,695,738	4,703,791	4,740,975
Total deposits	3,786,562	3,584,926	3,627,783	3,617,158	3,679,873
Total borrowings	535,670	556,718	565,434	577,429	576,146
Stockholders’ equity	455,702	447,985	436,472	425,661	422,062
Non-performing loans	21,926	23,397	23,108	24,687	23,678
Non-performing assets	30,963	33,856	31,493	34,789	32,083

OPERATING DATA:
Interest income	$49,474	$48,958	$49,971	$50,588	$51,319
Interest expense	7,398	7,485	8,582	9,391	10,152
Net interest income	42,076	41,473	41,389	41,197	41,167
Provision for loan losses	3,482	2,200	3,575	3,500	6,931
Non-interest income	13,474	12,598	14,263	11,654	10,938
Non-interest expenses	36,856	36,482	36,688	34,540	34,929
Net income available to the common shareholder	11,120	11,188	11,838	11,145	8,030

PER SHARE DATA:
Net income — Basic	$0.52	$0.53	$0.56	$0.53	$0.38
Net income — Diluted	0.52	0.52	0.56	0.53	0.38
Cash dividends declared	0.19	0.19	0.18	0.18	0.18
Book value (1)	21.24	20.93	20.57	20.08	19.91

OPERATING RATIOS:
Return on average assets	0.95%	0.98%	1.01%	0.95%	0.70%
Return on average common equity	9.78%	10.24%	10.85%	10.38%	7.60%
Net interest margin (on a fully tax equivalent basis)	3.97%	4.02%	3.91%	3.89%	3.96%
Equity to assets	9.41%	9.64%	9.30%	9.05%	8.90%
Dividend payout ratio	36.65%	36.33%	32.25%	34.26%	47.52%

ASSET QUALITY RATIOS:
Non-performing loans as a percent of gross loans	0.59%	0.64%	0.65%	0.72%	0.69%
Non-performing assets as a percent of total assets	0.64%	0.73%	0.67%	0.74%	0.68%
Allowance for loan losses as a percent of total loans	1.25%	1.28%	1.30%	1.34%	1.32%
Allowance for loan losses as a percent of non-performing loans	212.70%	198.50%	200.17%	184.79%	191.28%

CAPITAL RATIOS:
Tier 1 leverage capital ratio	8.54%	8.48%	8.19%	7.99%	7.86%
Tier 1 risk-based capital ratio	10.46%	10.48%	10.28%	10.35%	10.01%
Total risk-based capital ratio	12.52%	12.55%	12.37%	12.47%	12.11%

(1)	Calculated by dividing total stockholders’ equity by the total outstanding shares as of the end of each period.

Executive Level Overview
     During the second quarter of 2011, the Company sustained its positive momentum as its underlying business lines continued to perform well. The Company’s performance was marked by robust loan growth, strong core deposit levels, and favorable asset quality trends, resulting in net income of $11.1 million, or $0.52 on a diluted per share basis, an increase of 38.5% and 36.8%, respectively, as compared to three months ended June 30, 2010.
     The following table illustrates key performance measures for the periods indicated:

	For the Three Months		For the Six Months
	Ended		Ended
	June 30,		June 30,
	2011	2010	2011	2010
Diluted Earnings Per Share	$0.52	$0.38	$1.04	$0.82
Return on Average Assets	0.95%	0.70%	0.96%	0.77%
Return on Average Common Equity	9.78%	7.60%	10.01%	8.26%
Net Interest Margin	3.97%	3.96%	3.99%	4.02%
     Commercial banking is a key growth driver for the Company and continued its strong momentum in the second quarter as commercial loans grew by a 15.3% annualized rate in the quarter. Much of this is driven by the commercial and industrial sector where the Company continues to expand existing relationships and add quality names to its client base. The commercial real estate portfolio grew nicely as well with a healthy flow of well-structured deals. Overall loan growth was augmented by ongoing solid growth of the home equity portfolio which grew at an 8.4% annualized rate in the quarter.
     Deposit growth in the second quarter was strong across all customer segments. Total deposits rose by 5.6% during the quarter with much of the growth focused in low-cost core deposits which have now reached 82.3% of total deposits. Deposit growth in the quarter was due to a combination of typical seasonality and notable growth in the municipal and commercial deposit base. The Company’s increased marketing efforts and new product offerings are beginning to pay dividends, as new consumer DDA openings are well ahead of last year’s pace.
     Asset quality trends remain excellent and top decile among banks in the nation. Net charge-offs were up somewhat in the second quarter as they increased to $3.3 million or 36 basis points of loans but remain within expectations. Non-performing assets declined to $30.9 million, or 64 basis points of assets, and total loan delinquency fell to a low 83 basis points. Early stage delinquency (30 to 89 days) also decreased to 48 basis points of loans. Management believes delinquency trends and level of non-performing assets bode well for the level of charge-offs and provisioning levels for the remainder of this year.

The following charts represent a number of important asset quality indicators that management monitors:
     The Company’s net charge-offs over the trailing five quarters are shown in the table below:
     The following table shows the levels of the Company’s nonperforming loans over the trailing five quarters:

     Nonperforming assets are comprised of nonperforming loans, nonperforming securities, other real estate owned, and other assets in possession, and are closely managed to ensure an expedient workout. The following table shows the rollforward of nonperforming assets for the three and six months ended June 30, 2011:

	For the		For the
	Three Months Ending		Six Months Ending
Nonperforming Assets Reconciliation	June 30, 2011		June 30, 2011

Nonperforming Assets Beginning Balance		$33,856		$31,493
New to Nonperforming		9,085		18,131
Loans Charged-Off		(3,587)		(6,071)
Loans Paid-Off		(5,130)		(7,064)
Loans Transferred to Other Real Estate Owned and Foreclosed Assets		(1,172)		(4,233)
Loans Restored to Accrual Status		(638)		(1,754)
Change to Other Real Estate Owned:
New to Other Real Estate Owned	$1,172		$4,233
Valuation Write Down	(276)		(806)
Sale of Other Real Estate Owned	(3,214)		(3,671)
Other	385		381

Total Change to Other Real Estate Owned	(1,933)	(1,933)	137	137
Other		482		324

Nonperforming Assets Ending Balance		$30,963		$30,963

     The chart below shows the level of delinquencies over the trailing five quarters:
     The net interest margin decreased slightly to 3.97% in the current quarter from 4.02% in the first quarter of 2011, as a result of the prevailing low rate environment and the consequent pressure placed on new asset origination yields along with the Company’s relative inability to further reduce the cost of deposits due to competitive factors. The margin remained stable when compared to the 3.96% reported for the quarter ended June 30, 2010.
     Non-interest income, excluding securities gains, improved in the second quarter of 2011 when compared to the first quarter of 2011 and the second quarter of 2010 due to improved service charge, interchange and investment management revenue. The latter reflects the steady growth in assets under management which stood at $1.7 billion at the end of the second quarter.
     Non-interest expense was up in the second quarter of 2011 when compared to the quarter ended March 31, 2011 and the second quarter of 2010, due to timing-related variances seen in the other expense category, largely attributable to loan workout expenses inclusive of write-downs on other real estate owned (“OREO”) properties and marketing expenses associated with a major brand marketing campaign. Higher year-to-date expenses also reflect increases in salaries and employee benefits, attributable to salary merit increases, incentive programs and equity compensation plans.
     Capital ratios remain strong and in excess of regulatory defined “well capitalized” levels. In addition, the Company’s continued solid performance through the economic downturn, overall quality of assets, low credit costs, and consistent earnings has resulted in an upgrade by Fitch Ratings to the Company’s long-term issuer default rating to ‘BBB’ from ‘BBB-’ in July 2011.

     The following table summarizes the impact of non-core items recorded for the time periods indicated below and reconciles them to the most comparable amounts calculated in accordance with Generally Accepted Accounting Principles (“GAAP”):

	Three Months Ended June 30,
	Net Income
	Available to Common		Diluted
	Shareholders		Earnings Per Share
	2011	2010	2011	2010
	(Dollars in Thousands)
AS REPORTED (GAAP)
Net Income available to Common Shareholders (GAAP)	$11,120	$8,030	$0.52	$0.38
Non-GAAP Measures:
Non-Interest Income Components:
Net Gain on Sale of Securities, net of tax	(428)	(285)	(0.02)	(0.01)
Non-Interest Expense Components:
Fair Value Mark on a Terminated Hedging Relationship, net of tax	—	328	—	0.01

TOTAL IMPACT OF NON-CORE ITEMS	(428)	43	(0.02)	—

AS ADJUSTED (NON-GAAP)	$10,692	$8,073	$0.50	$0.38

	Six Months Ended June 30,
	Net Income
	Available to Common		Diluted
	Shareholders		Earnings Per Share
	2011	2010	2011	2010
	(Dollars in Thousands)
AS REPORTED (GAAP)
Net Income available to Common Shareholders (GAAP)	$22,308	$17,257	$1.04	$0.82
Non-GAAP Measures:
Non-Interest Income Components:
Net Gain on Sale of Securities, net of tax	(428)	(285)	(0.02)	(0.01)
Non-Interest Expense Components:
Fair Value Mark on a Terminated Hedging Relationship, net of tax	—	328	—	0.01

TOTAL IMPACT OF NON-CORE ITEMS	(428)	43	(0.02)	—

AS ADJUSTED (NON-GAAP)	$21,880	$17,300	$1.02	$0.82

     When management assesses the Company’s financial performance for purposes of making day-to-day and strategic decisions it does so based upon the performance of its core banking business, which is primarily derived from the combination of net interest income and non-interest or fee income, reduced by operating expenses, the provision for loan losses, and the impact of income taxes. The Company’s financial performance is determined in accordance with GAAP which sometimes includes gain or loss due to items that management does not believe are related to its core banking business, such as gains or losses on the sales of securities, merger and acquisition expenses, and other items. Management, therefore, also computes the Company’s non-GAAP operating earnings, which excludes these items, to measure the strength of the Company’s core banking business and to identify trends that may to some extent be obscured by gains or losses which management deems not to be core to the Company’s operations. Management believes that the financial impact of the items excluded when computing non-GAAP operating earnings will disappear or become immaterial within a near-term finite period.
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
     There have been no material changes in critical accounting policies during the first half of 2011. Please refer to the 2010 Form 10-K for a complete listing of critical accounting policies.
FINANCIAL POSITION
     Securities Portfolio The Company’s securities portfolio consists of trading assets, securities available for sale, and securities which management intends to hold until maturity. Securities decreased by $40.2 million to $547.5 million at June 30, 2011 as compared to December 31, 2010. This decrease is primarily due to paydowns on securities and the sale of $13.9 million of mortgage backed securities during the second quarter of 2011. The ratio of securities to total assets as of June 30, 2011 was 11.3% compared to 12.5% at December 31, 2010.
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
Table 1 —Residential Mortgage Loan Sales

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Dollars in Thousands)		(Dollars in Thousands)
Loans originated and sold with servicing rights released	$41,313	$57,327	$120,505	$117,575
Loans originated and sold with servicing rights retained	$1,372	$1,723	$5,042	$3,891
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
     Loan Portfolio Management has been focusing on changing the overall composition of the balance sheet by emphasizing growth in commercial and home equity lending categories, while placing less emphasis on the other lending categories. Although changing the composition of the Company’s loan portfolio has led to a slower growth rate than what otherwise may have been achieved, management believes the change to be prudent given the prevailing interest rate and economic environment. At June 30, 2011, the Bank’s loan portfolio amounted to $3.7 billion, an increase of $169.6 million, or 4.8%, from December 31, 2010. The Company was able to sustain growth by continuing to generate growth in both the commercial and industrial and commercial real estate categories, resulting in total commercial portfolio growth of 6.1%, or 12.3% annualized from December 31, 2010. The Company’s home equity portfolio has also shown solid growth, with increases of 9.2%, or 18.6% on an annualized basis, as compared to December 31, 2010.
     The Bank’s commercial real estate portfolio, inclusive of commercial construction, is the Bank’s largest loan type concentration. This portfolio is well-diversified with loans secured by a variety of property types, such as owner-occupied and non-owner-occupied commercial, retail, office, industrial, warehouse, industrial development bonds, and other special purpose properties, such as hotels, motels, nursing homes, restaurants, churches, recreational facilities, marinas, and golf courses. Commercial real estate also includes loans secured by certain residential-related property types including multi-family apartment buildings, residential development tracts and condominiums. The following pie chart shows the diversification of the commercial real estate portfolio as of June 30, 2011:

Average Loan Size	$638.9k	Non-Performing Loans/Loans	0.36%
Largest Individual CRE Mortgage	$10.9 million	Owner Occupied	21.6%
     The Bank’s commercial and industrial portfolio has shown growth of 12.9% for the six months ended June 30, 2011. The following pie chart shows the diversification of the commercial and industrial portfolio as of June 30, 2011:

Average Loan Size	$172.1k	Non-Performing Loans/Loans	0.47%
Largest Individual C&I Loan	$20.1 million
     Asset Quality The Company continually monitors the asset quality of the loan portfolio using all available information. Based on this information, loans demonstrating certain payment issues or other weaknesses may be categorized as delinquent, impaired, nonperforming and/or put on nonaccrual status. Additionally, in the course of resolving such loans, the Company may choose to restructure the contractual terms of certain loans to match the borrower’s ability to repay the loan based on their current financial condition. If a restructured loan meets certain criteria, it may be categorized as a troubled debt restructuring (“TDR”). When the bank works to resolve loans with any of these issues, the borrower’s needs are considered as much as reasonably possible without jeopardizing the Bank’s position. If such efforts by the Bank do not result in a satisfactory arrangement, the loan is referred to legal counsel, at which time foreclosure proceedings are initiated. At any time prior to a sale of the property at foreclosure, the Bank may terminate foreclosure proceedings if the borrower is able to work-out a satisfactory payment plan.
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
     Nonperforming Assets Nonperforming assets are comprised of nonperforming loans, nonperforming securities, OREO, and other assets in possession. Nonperforming loans consist of loans that are more than 90 days past due but still accruing interest and nonaccrual loans.
     Nonperforming securities consist of securities that are on nonaccrual status. The Company holds six collateralized debt obligation securities comprised of pools of trust preferred securities issued by banks and insurance companies, which are currently deferring interest payments on certain tranches within the bonds’ structure, including the tranches held by the Company. The bonds are anticipated to continue to defer interest until cash flows are sufficient to satisfy certain collateralization levels designed to protect more senior tranches. As a result, the Company has placed these securities on nonaccrual status and has reversed any previously accrued income related to these securities.
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

     The following table sets forth information regarding nonperforming assets held by the Bank at the dates indicated:
Table 2 — Nonperforming Assets/Loans

	June 30,	December 31,	June 30,
	2011	2010	2010
	(Dollars In Thousands)
Loans Past Due 90 Days or More but Still Accruing
Home Equity	$110	$4	$—
Consumer — Other	145	273	206

Total	$255	$277	$206

Loans Accounted for on a Nonaccrual Basis (1)
Commercial and Industrial	$2,674	$3,123	$5,083
Commercial Real Estate	6,455	7,837	6,937
Commercial Construction	552	1,999	1,075
Small Business	1,130	887	728
Residential Real Estate	8,546	6,728	8,007
Home Equity	1,867	1,752	1,218
Consumer — Other	447	505	424

Total	$21,671	$22,831	$23,472

Total Nonperforming Loans	$21,926	$23,108	$23,678

Nonaccrual Securities	1,587	1,051	969

Other Real Estate Owned and Foreclosed Assets	7,450	7,334	7,436

Total Nonperforming Assets	$30,963	$31,493	$32,083

Nonperforming Loans as a Percent of Gross Loans	0.59%	0.65%	0.69%

Nonperforming Assets as a Percent of Total Assets	0.64%	0.67%	0.68%

(1)	Inclusive of $5.9 million, $4.0 million, and $160,000 TDRs on nonaccrual at June 30, 2011, December 31, 2010, and June 30, 2010, respectively.

     Potential problem loans are any loans which are not included in nonaccrual or nonperforming loans and which are not considered TDRs, where known information about possible credit problems of the borrower causes management to have concerns as to the ability of such borrower to comply with present loan repayment terms. The table below shows the potential problem commercial loans at the time periods indicated:
Table 3 — Potential Problem Commercial Loans

	June 30,	December 31,
	2011	2010
	(Dollars in Thousands)
Number of Loan Relationships	56	62
Aggregate Outstanding Balance	$113,395	$126,167
     At June 30, 2011, these potential problem loans continued to perform with respect to payments. Management actively monitors these loans and strives to minimize any possible adverse impact to the Bank.
     Income accruals are suspended on all nonaccrual loans and all previously accrued and uncollected interest is reversed against current income. The table below shows interest income that was recognized or collected on nonaccrual loans and performing TDRs as of the dates indicated:
Table 4 — Interest Income Recognized/Collected on
Nonaccrual Loans and Troubled Debt Restructurings

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Dollars in Thousands)		(Dollars in Thousands)
Interest income that would have been recognized if nonaccruing loans had been performing	$501	$589	$819	$1,522
Interest income recognized on TDRs still accruing	$434	$276	$857	$545
Interest collected on these nonaccrual and TDRs and included in interest income	$857	$518	$1,350	$805
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
     At June 30, 2011, impaired loans included all commercial and industrial loans, commercial real estate loans, commercial construction, and small business loans that are on nonaccrual status, TDRs, and certain other loans that have been categorized as impaired. Total impaired loans at both June 30, 2011 and December 31, 2010 were $47.4 million. For additional information regarding the Bank’s asset quality, including delinquent loans, nonaccruals, TDRs, and impaired loans, see Note 4, “Loans, Allowance for Loan Losses, and Credit Quality” within Notes to Consolidated Financial Statements included in Item 1 hereof.
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
     As of June 30, 2011, the allowance for loan losses totaled $46.6 million, or 1.25% of total loans as compared to $46.3 million, or 1.30% of total loans, at December 31, 2010. The change in the allowance was due to a combination of factors including shifts in the composition of the loan portfolio mix, changes in asset quality and loan growth.

     The following table summarizes changes in the allowance for loan losses and other selected statistics for the periods presented:
Table 5 — Summary of Changes in the Allowance for Loan Losses

	Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
	2011	2011	2010	2010	2010
	(Dollars in Thousands)
AVERAGE LOANS	$3,678,019	$3,590,829	$3,481,884	$3,430,372	$3,422,101

Allowance for Loan Losses, Beginning of Period	$46,444	$46,255	$45,619	$45,291	$45,278
Charged-Off Loans:
Commercial and Industrial	818	888	1,313	1,489	1,837
Commercial Real Estate	492	652	594	851	1,804
Commercial Construction	769	—	—	—	1,716
Small Business	318	266	541	549	858
Residential Real Estate	280	122	46	51	321
Consumer — Home Equity	501	78	384	24	289
Consumer — Other	409	478	512	515	469

Total Charged-Off Loans	3,587	2,484	3,390	3,479	7,294

Recoveries on Loans Previously Charged-Off:
Commercial and Industrial	69	202	276	60	21
Commercial Real Estate	—	—	—	—	—
Commercial Construction	25	50	—	—	—
Small Business	26	28	46	34	57
Residential Real Estate	—	—	—	26	28
Consumer — Home Equity	13	4	6	63	55
Consumer — Other	165	189	123	124	215

Total Recoveries	298	473	451	307	376

Net Loans Charged-Off:
Commercial and Industrial	749	686	1,037	1,429	1,816
Commercial Real Estate	492	652	594	851	1,804
Commercial Construction	744	(50)	—	—	1,716
Small Business	292	238	495	515	801
Residential Real Estate	280	122	46	25	293
Consumer — Home Equity	488	74	378	(39)	234
Consumer — Other	244	289	389	391	254

Total Net Loans Charged-Off	3,289	2,011	2,939	3,172	6,918

Provision for Loan Losses	3,482	2,200	3,575	3,500	6,931

TOTAL ALLOWANCES FOR LOAN LOSSES, END OF PERIOD	$46,637	$46,444	$46,255	$45,619	$45,291

Net Loans Charged-off as a Percent of Average Total Loans (Annualized)	0.36%	0.23%	0.33%	0.37%	0.81%
Total Allowance for Loan Losses as a Percent of Total Loans	1.25%	1.28%	1.30%	1.34%	1.32%
Total Allowance for Loan Losses as a Percent of Nonperforming Loans	212.70%	198.50%	200.17%	184.79%	191.28%
Net Loans Charged-Off as a Percent of Allowance for Loan Losses (Annualized)	28.29%	17.56%	25.21%	27.89%	61.3%
Recoveries as a Percent of Charge-Offs (Annualized)	8.31%	19.04%	13.30%	8.82%	5.15%
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
     The following table sets forth the allocation of the allowance for loan losses by loan category at the dates indicated:
Table 6 — Summary of Allocation of Allowance for Loan Losses

	June 30,		December 31,
	2011		2010
	(Dollars In thousands)
		Percent of		Percent of
		Loans		Loans
	Allowance	In Category	Allowance	In Category
	Amount	To Total Loans	Amount	To Total Loans
Commercial and Industrial	$11,083	15.2%	$10,423	14.1%
Commercial Real Estate	22,995	48.4%	21,939	48.4%
Commercial Construction	2,071	3.5%	2,145	3.6%
Small Business	2,053	2.1%	3,740	2.3%
Residential Real Estate (1)	3,242	12.4%	2,915	13.4%
Home Equity	3,713	17.0%	3,369	16.3%
Consumer — Other	1,480	1.4%	1,724	1.9%

Total Allowance for Loan Losses	$46,637	100.0%	$46,255	100.0%

(1)	Includes residential construction.
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
     Regardless of whether a loan is unsecured or collateralized, the Company charges off the amount of any confirmed loan loss in the period when the loans, or portions of loans, are deemed uncollectible. For troubled, collateral-dependent loans, loss-confirming events may include an appraisal or other valuation that reflects a shortfall between the value of the collateral and the book value of the loan or receivable, or a deficiency balance following the sale of the collateral. During the first six months of 2011, the allowance increased by approximately $382,000 to $46.6 million at June 30, 2011.

     For additional information regarding the Bank’s allowance for loan losses, see Note 4, “Loans, Allowance for Loan Losses, and Credit Quality” within Notes to Consolidated Financial Statements included in Item 1 hereof.
     Federal Home Loan Bank Stock The Bank held an investment in Federal Home Loan Bank Boston (“FHLBB”) of $35.9 million at June 30, 2011 and December 31, 2010. The FHLBB is a cooperative that provides services to its member banking institutions. The primary reason for the FHLBB membership is to gain access to a reliable source of wholesale funding, particularly term funding, as a tool to manage interest rate risk. The purchase of stock in the FHLBB is a requirement for a member to gain access to funding. The Company purchases FHLBB stock proportional to the volume of funding received and views the purchases as a necessary long-term investment for the purposes of balance sheet liquidity and not for investment return.
     During the second quarter of 2011 the FHLBB continued the moratorium on excess stock repurchases that was put into effect during 2008, as the FHLBB’s board of directors have continued to focus on building retained earnings while delivering core solutions of liquidity and longer-term funding to their members. As a result of these efforts, the FHLBB was able to restore a modest dividend beginning in the first quarter of 2011.
     Goodwill and Identifiable Intangible Assets Goodwill and identifiable intangible assets were $141.5 million and $142.0 million at June 30, 2011 and December 31, 2010, respectively.
     Bank Owned Life Insurance The bank holds Bank Owned Life Insurance (“BOLI”) for the purpose of offsetting the Bank’s future obligations to its employees under its retirement and benefits plans. The value of BOLI was $84.4 million and $82.7 million at June 30, 2011 and December 31, 2010, respectively. The bank recorded tax exempt income from BOLI of $860,000 and $1.6 million for the three and six months ended June 30, 2011, respectively, an increase of 17.6% and 7.9%, respectively, compared to the year ago periods.
     Deposits Total deposits increased by $158.8 million, or 4.4%, at June 30, 2011 compared to December 31, 2010. Core deposits were higher by $181.0 million, or 6.2%, driven by inflows in municipal deposits as well as increases in demand deposits due to both advertising efforts of the Company and seasonality within the deposit customer base. The Company’s emphasis on low-cost core deposits has led to a steady reduction in time deposits which declined by $22.2 million, or 3.2%, at June 30, 2011. Core deposits to total deposits rose to 82.3% and the total cost of deposits declined to 0.40% for the six months ended June 30, 2011, down 27 basis points from the six months ended June 30, 2010.
     The Bank also participates in the Certificate of Deposit Registry Service (“CDARS”) program, allowing the Bank to provide easy access to multi-million dollar FDIC deposit insurance protection on certificate of deposits investments for consumers, businesses and public entities. As of June 30, 2011 and December 31, 2010, CDARS deposits totaled $54.3 million and $13.6 million, respectively.

     Borrowings The Company’s borrowings amounted to $535.7 million at June 30, 2011, a decrease of $29.8 million from year-end 2010. The following table shows the balance of borrowings at the periods indicated:
Table 7 — Borrowings by Category

	June 30,	December 31,
	2011	2010	% Change
	(Dollars in Thousands)
Federal Home Loan Bank Advances	$258,012	$302,414	-14.7%
Fed Funds Purchased and Assets Sold Under Repurchase Agreements	183,166	168,119	9.0%
Junior Subordinated Debentures	61,857	61,857	0.0%
Subordinated Debentures	30,000	30,000	0.0%
Other Borrowings	2,635	3,044	-13.4%

Total Borrowings	$535,670	$565,434	-5.3%

     Capital Resources The Federal Reserve, the FDIC, and other regulatory agencies have established capital guidelines for banks and bank holding companies. Risk-based capital guidelines issued by the federal regulatory agencies require banks to meet a minimum Tier 1 risk-based capital ratio of 4.0% and a total risk-based capital ratio of 8.0%. A minimum requirement of 4.0% Tier 1 leverage capital is also mandated. At June 30, 2011, the Company and the Bank exceeded the minimum requirements for Tier 1 risk-based, total risk-based capital, and Tier 1 leverage capital.

     The Company’s and the Bank’s actual capital amounts and ratios are also presented in the following table:
Table 8 — Company and Bank’s Capital Amounts and Ratios

June 30, 2011
						To Be Well Capitalized
			For Capital			Under Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
			(Dollars in Thousands)
Company: (Consolidated)
Total capital (to risk weighted assets)	$466,084	12.52%	$297,839	>	8.0%	N/A		N/A

Tier 1 capital (to risk weighted assets)	389,539	10.46	$148,920	>	4.0	N/A		N/A

Tier 1 capital (to average assets)	389,539	8.54	182,352	>	4.0	N/A		N/A

Bank:
Total capital (to risk weighted assets)	$445,686	11.96%	$298,179	>	8.0%	$372,724	>	10.0%

Tier 1 capital (to risk weighted assets)	369,089	9.90	$149,090	>	4.0	$223,634	>	6.0

Tier 1 capital (to average assets)	369,089	8.09	182,423	>	4.0	228,029	>	5.0

December 31, 2010

Company: (Consolidated)
Total capital (to risk weighted assets)	$444,963	12.37%	$287,846	>	8.0%	N/A		N/A

Tier 1 capital (to risk weighted assets)	369,965	10.28	143,923	>	4.0	N/A		N/A

Tier 1 capital (to average assets)	369,965	8.19	180,784	>	4.0	N/A		N/A

Bank:
Total capital (to risk weighted assets)	$429,304	11.92%	$288,098	>	8.0%	$360,123	>	10.0%

Tier 1 capital (to risk weighted assets)	354,267	9.84	144,049	>	4.0	216,074	>	6.0

Tier 1 capital (to average assets)	354,267	7.83	181,039	>	4.0	226,299	>	5.0

     On June 16, 2011 the Company’s Board of Directors declared a cash dividend of $0.19 per share to stockholders of record as of the close of business on June 27, 2011. This dividend was paid on July 8, 2011. For the quarter ended June 30, 2011, the dividend payout ratio amounted to 36.65%.
     Effective July 21, 2011, the Dodd-Frank Act Collins Amendment requires all Bank Holding Companies to comply with capital standards no less stringent than depository institutions. The Company will begin to use the ‘well-capitalized’ definition of a depository institution to measure the capitalization of the Bank Holding Company during the third quarter of 2011.
Investment Management
     As of June 30, 2011, the Rockland Trust Investment Management Group had assets under administration of $1.7 billion representing approximately 3,429 trust, fiduciary, and agency accounts. At December 31, 2010, assets under administration were $1.6 billion, representing approximately 3,181 trust, fiduciary, and agency accounts. Included in these amounts as of June 30, 2011 and December 31, 2010 are assets under administration of

$117.7 million and $103.6 million, respectively, relating to the Company’s registered investment advisor, Bright Rock Capital Management, LLC, which was established in 2010 and provides institutional quality investment management services to institutional and high net worth clients. Revenue from the Investment Management Group amounted to $3.3 million and $6.1 million for the three and six months ended June 30, 2011, respectively, compared to $2.9 million and $5.2 million for the three and six months ended June 30, 2010, respectively.
     Additionally, for the three and six months ended June 30, 2011, retail investments and insurance revenue was $348,000 and $698,000, respectively compared to $329,000 and $740,000 for the three and six months ended June 30, 2010. Retail investments and insurance includes revenue from LPL Financial and its affiliates, LPL Insurance Associates, Inc., and Savings Bank Life Insurance of Massachusetts.
Mortgage Banking
     The Bank originates residential loans for both its portfolio and with the intention of selling them in the secondary market. The Bank’s mortgage banking income consists primarily of revenue from premiums received on loans sold with servicing released, origination fees, and gains and losses on sold mortgages less related commission expense. The gains and losses resulting from the sales of loans with servicing retained are adjusted to recognize the present value of future servicing fee income over the estimated lives of the related loans. The following table shows the residential loans that were closed, held in the portfolio, and sold or held for sale in the secondary market during the periods indicated:
Table 9 — Residential Real Estate Loans Closed, Held in Portfolio, and Sold or Held for Sale

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Dollars in Thousands)
Closed	$63,737	$79,291	$145,461	$152,230
Held in Portfolio	16,207	10,314	35,518	25,166
Sold or Held for Sale in the Secondary Market	47,530	68,977	109,943	127,064
     Included in the mortgage banking income results is the impact of the Bank’s mortgage servicing assets. Servicing assets are recognized as separate assets when rights are acquired through sale of loans with servicing rights retained. The principal balance of loans serviced by the Bank on behalf of investors amounted to $260.5 million at June 30, 2011 and $279.7 million at December 31, 2010. Upon sale, the mortgage servicing asset is established, which represents the then current estimated fair value based on market prices for comparable mortgage servicing contracts, when available, or alternatively is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. Impairment is determined by stratifying the rights based on predominant characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance, to the extent that fair value is less than the capitalized amount. If the Company later determines that all or a portion of the impairment no longer exists, a reduction of the allowance may be recorded as an increase to income. Servicing rights are recorded in other assets in the consolidated balance sheets, are amortized in proportion to and over the period of estimated net servicing income, and are assessed for impairment based on fair value at each reporting date. The following table shows fair value of the servicing rights associated with these loans and the changes for the periods indicated:
Table 10 — Mortgage Servicing Asset

	Three Months Ended		Six Months Ended
	2011	2010	2011	2010
	(Dollars in Thousands)
Balance at beginning of period	$1,551	$2,233	$1,619	$2,195
Additions	12	—	45	—
Amortization	(139)	(158)	(278)	(312)
Change in Valuation Allowance	(22)	(19)	16	173

Balance at end of period	$1,402	$2,056	$1,402	$2,056

RESULTS OF OPERATIONS
     The Company’s results of operations are largely dependent on net interest income, which is the difference between the interest earned on loans and securities and the interest paid on deposits and borrowings. The results of operations are also affected by the level of income/fees from loans, deposits, mortgage banking and investment management, as well as the level of operating expenses, provision for loan losses, provision for income taxes, and the relative levels of interest rates and economic activity.
     The following table provides a summary of results of operations:
Table 11 — Summary of Results of Operations

	For the Three Months Ended,		For the Six Months Ended,
	June 30,		June 30,
	2011	2010	2011	2010
	(Dollars in Thousands)		(Dollars in Thousands)
Net Income Available to Common Shareholders	$11,120	$8,030	$22,308	$17,257
Diluted Earnings Per Share	$0.52	$0.38	$1.04	$0.82
Return on Average Assets	0.95%	0.70%	0.96%	0.77%
Return on Average Equity	9.78%	7.60%	10.01%	8.26%

     Net Interest Income The amount of net interest income is affected by changes in interest rates and by the volume and mix of interest earning assets and interest bearing liabilities.
     On a fully tax equivalent basis, net interest income for the second quarter of 2011 increased $961,000, or 2.3%, to $42.4 million, when compared to the second quarter of 2010. The Company’s net interest margin was 3.97% for the quarter ended June 30, 2011 as compared to 3.96% for the quarter ended June 30, 2010. The Company’s interest rate spread (the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities) was 3.76% and 3.72% for the second quarters of 2011 and 2010, respectively.
     The net interest margin for the three months ended June 30, 2011 is stable compared to the three months ended June 30, 2010.
     The following tables present the Company’s daily average balances, net interest income, interest rate spread, and net interest margin for the three and six months ending June 30, 2011 and 2010. For purposes of the table and the following discussion, income from interest-earning assets and net interest income are presented on a fully-taxable equivalent basis by adjusting income and yields earned on tax-exempt interest received on securities and loans, to make them equivalent to income and yields on fully-taxable earning assets. The fully-taxable equivalent was calculated using the blended federal and state statutory tax rate:

Table 12 — Average Balance, Interest Earned/Paid & Average Yields

	Three Months Ended June 30,
	2011			2010
		Interest			Interest
	Average	Earned/	Yield/	Average	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollar in Thousands)
INTEREST-EARNING ASSETS
Interest Earning Deposits with Banks, Federal Funds Sold, and Short Term Investments	$23,049	$14	0.24%	$188,998	$108	0.23%
SECURITIES
Trading Assets	8,600	71	3.31%	7,367	62	3.38%
Taxable Investment Securities	556,301	5,286	3.81%	557,554	6,067	4.36%
Non-taxable Investment Securities (1)	8,610	161	7.50%	17,718	316	7.15%

TOTAL SECURITIES	573,511	5,518	3.86%	582,639	6,445	4.44%
LOANS HELD FOR SALE	8,659	70	3.24%	7,656	110	5.76%
LOANS
Commercial and Industrial	535,764	5,710	4.27%	401,430	4,726	4.72%
Commercial Real Estate (1)	1,787,364	23,618	5.30%	1,645,452	23,839	5.81%
Commercial Construction	128,747	1,482	4.62%	166,040	2,098	5.07%
Small Business	79,834	1,151	5.78%	81,319	1,202	5.93%

TOTAL COMMERCIAL	2,531,709	31,961	5.06%	2,294,241	31,865	5.57%
Residential Real Estate	457,651	5,167	4.53%	537,475	6,485	4.84%
Residential Construction	4,535	55	4.86%	7,507	95	5.08%
Consumer — Home Equity	627,832	5,920	3.78%	490,197	4,704	3.85%

TOTAL CONSUMER REAL ESTATE	1,090,018	11,142	4.10%	1,035,179	11,284	4.37%
TOTAL OTHER CONSUMER	56,292	1,098	7.82%	92,681	1,784	7.72%

TOTAL LOANS	3,678,019	44,201	4.82%	3,422,101	44,933	5.27%

TOTAL INTEREST EARNING ASSETS	4,283,238	49,803	4.66%	4,201,394	51,596	4.93%

CASH AND DUE FROM BANKS	56,122			71,300
FEDERAL HOME LOAN BANK STOCK	35,854			35,854
OTHER ASSETS	322,033			305,041

TOTAL ASSETS	$4,697,247			$4,613,589

INTEREST-BEARING LIABILITIES
DEPOSITS

Savings and Interest Checking Accounts	$1,365,892	$850	0.25%	$1,182,343	$1,297	0.44%
Money Market	723,345	815	0.45%	760,240	1,320	0.70%
Time Deposits	669,941	1,879	1.12%	842,539	2,868	1.37%

TOTAL INTEREST-BEARING DEPOSITS	2,759,178	3,544	0.52%	2,785,122	5,485	0.79%
BORROWINGS
Federal Home Loan Bank Borrowings	276,984	1,743	2.52%	324,168	2,392	2.96%
Federal Funds Purchased and Assets Sold Under Repurchase Agreement	181,631	657	1.45%	182,810	821	1.80%
Junior Subordinated Debentures	61,857	913	5.92%	61,857	913	5.92%
Subordinated Debentures	30,000	541	7.23%	30,000	541	7.23%
Other Borrowings	2,541	—	0.00%	3,148	—	0.00%

TOTAL BORROWINGS	553,013	3,854	2.80%	601,983	4,667	3.11%

TOTAL INTEREST-BEARING LIABILITIES	3,312,191	7,398	0.90%	3,387,105	10,152	1.20%

DEMAND DEPOSITS	870,585			752,622
OTHER LIABILITIES	58,621			49,870

TOTAL LIABILITIES	4,241,397			4,189,597
STOCKHOLDERS’ EQUITY	455,850			423,992

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,697,247			$4,613,589

NET INTEREST INCOME		$42,405			$41,444

INTEREST RATE SPREAD (2)			3.76%			3.72%

NET INTEREST MARGIN (3)			3.97%			3.96%

Supplemental Information:
Total Deposits, including Demand Deposits	$3,629,763	$3,544		$3,537,744	$5,485
Cost of Total Deposits			0.39%			0.62%
Total Funding Liabilities, including Demand Deposits	$4,182,776	$7,398		$4,139,727	$10,152
Cost of Total Funding Liabilities			0.71%			0.98%

(1)	The total amount of adjustment to present interest income and yield on a fully tax-equivalent basis is $329 and $277 for the three months ended June 30, 2011 and 2010, respectively.

(2)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(3)	Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.

Table 13 — Average Balance, Interest Earned/Paid & Average Yields

	Six Months Ended June 30,
	2011			2010
		Interest			Interest
	Average	Earned/	Yield/	Average	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollar in Thousands)
INTEREST-EARNING ASSETS
Interest Earning Deposits with Banks, Federal Funds Sold, and Short Term Investments	$25,338	$31	0.25%	$106,509	$132	0.25%
SECURITIES
Trading Assets	8,363	134	3.23%	7,085	122	3.47%
Taxable Investment Securities	562,582	10,717	3.84%	563,021	12,476	4.47%
Non-taxable Investment Securities (1)	9,388	351	7.53%	18,411	658	7.21%

TOTAL SECURITIES	580,333	11,202	3.89%	588,517	13,256	4.54%
LOANS HELD FOR SALE	11,409	189	3.34%	7,392	216	5.89%
LOANS
Commercial and Industrial	518,081	11,111	4.32%	389,708	8,974	4.64%
Commercial Real Estate (1)	1,768,433	46,815	5.34%	1,638,238	47,097	5.80%
Commercial Construction	126,139	2,892	4.62%	168,773	4,174	4.99%
Small Business	80,058	2,329	5.87%	81,894	2,419	5.96%

TOTAL COMMERCIAL	2,492,711	63,147	5.11%	2,278,613	62,664	5.55%
Residential Real Estate	462,870	10,567	4.60%	542,974	13,250	4.92%
Residential Construction	4,126	98	4.79%	8,300	213	5.18%
Consumer — Home Equity	614,800	11,542	3.79%	484,293	9,226	3.84%

TOTAL CONSUMER REAL ESTATE	1,081,796	22,207	4.14%	1,035,567	22,689	4.42%
TOTAL OTHER CONSUMER	60,157	2,328	7.80%	98,875	3,796	7.74%

TOTAL LOANS	3,634,664	87,682	4.86%	3,413,055	89,149	5.27%

TOTAL INTEREST EARNING ASSETS	4,251,744	99,104	4.70%	4,115,473	102,753	5.03%

CASH AND DUE FROM BANKS	54,084			68,887
FEDERAL HOME LOAN BANK STOCK	35,854			35,854
OTHER ASSETS	321,350			304,622

TOTAL ASSETS	$4,663,032			$4,524,836

INTEREST-BEARING LIABILITIES
DEPOSITS

Savings and Interest Checking Accounts	$1,327,759	$1,610	0.24%	$1,119,598	$2,481	0.45%
Money Market	723,644	1,600	0.45%	731,475	2,641	0.73%
Time Deposits	671,409	3,819	1.15%	865,864	6,302	1.47%

TOTAL INTEREST-BEARING DEPOSITS	2,722,812	7,029	0.52%	2,716,937	11,424	0.85%
BORROWINGS
Federal Home Loan Bank Borrowings	306,059	3,653	2.41%	332,190	4,823	2.93%
Federal Funds Purchased and Assets Sold Under Repurchase Agreement	179,918	1,308	1.47%	183,712	1,651	1.81%
Junior Subordinated Debentures	61,857	1,816	5.92%	61,857	1,815	5.92%
Subordinated Debentures	30,000	1,077	7.24%	30,000	1,077	7.24%
Other Borrowings	2,650	—	0.00%	2,756	—	0.00%

TOTAL BORROWINGS	580,484	7,854	2.73%	610,515	9,366	3.09%

TOTAL INTEREST-BEARING LIABILITIES	3,303,296	14,883	0.91%	3,327,452	20,790	1.26%

DEMAND DEPOSITS	850,918			727,865
OTHER LIABILITIES	59,201			48,453

TOTAL LIABILITIES	4,213,415			4,103,770
STOCKHOLDERS’ EQUITY	449,617			421,066

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,663,032			$4,524,836

NET INTEREST INCOME		$84,221			$81,963

INTEREST RATE SPREAD (2)			3.79%			3.77%

NET INTEREST MARGIN (3)			3.99%			4.02%

Supplemental Information:
Total Deposits, including Demand Deposits	$3,573,730	$7,029		$3,444,802	$11,424
Cost of Total Deposits			0.40%			0.67%
Total Funding Liabilities, including Demand Deposits	$4,154,214	$14,883		$4,055,317	$20,790
Cost of Total Funding Liabilities			0.72%			1.03%

(1)	The total amount of adjustment to present interest income and yield on a fully tax-equivalent basis is $672 and $586 for the six months ended June 30, 2011 and 2010, respectively.

(2)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(3)	Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.

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
Table 14 — Volume Rate Analysis

	Three Months Ended June 30,			Six Months Ended June 30,
	2011 Compared to 2010			2011 Compared to 2010
	Change	Change		Change	Change
	Due to	Due to	Total	Due to	Due to	Total
	Rate (1)	Volume	Change	Rate (1)	Volume	Change
	(Dollars in Thousands)
INCOME ON INTEREST-EARNING ASSETS:
INTEREST EARNING DEPOSITIS WITH BANKS, FEDERAL FUNDS SOLD AND SHORT TERM INVERSTMENTS	$1	$(95)	$(94)	$—	$(101)	$(101)
SECURIITIES:
Taxable Securities	(767)	(14)	(781)	(1,749)	(10)	(1,759)
Non-Taxable Securities (2)	7	(162)	(155)	15	(322)	(307)
Trading Assets	(1)	10	9	(10)	22	12

TOTAL SECURITIES	(761)	(166)	(927)	(1,744)	(310)	(2,054)
LOANS HELD FOR SALE	(54)	14	(40)	(144)	117	(27)
LOANS (2)(3)	(4,092)	3,360	(732)	(7,255)	5,788	(1,467)

TOTAL	$(4,906)	$3,113	$(1,793)	$(9,143)	$5,494	$(3,649)

EXPENSE OF INTEREST-BEARING LIABILITIES:
DEPOSITS:
Savings and Interest Checking Accounts	$(648)	$201	$(447)	$(1,332)	$461	$(871)
Money Market	(441)	(64)	(505)	(1,013)	(28)	(1,041)
Time Deposits	(401)	(588)	(989)	(1,068)	(1,415)	(2,483)

TOTAL INTEREST-BEARING DEPOSITS	(1,490)	(451)	(1,941)	(3,413)	(982)	(4,395)
BORROWINGS:
Federal Home Loan Bank Borrowings	$(301)	$(348)	$(649)	$(791)	$(379)	$(1,170)
Federal Funds Purchased and Assets Sold Under Repurchase Agreements	(159)	(5)	(164)	(309)	(34)	(343)
Junior Subordinated Debentures	—	—	—	1	—	1
Subordinated Debentures	—	—	—	—	—	—
Other Borrowings	—	—	—	—	—	—

TOTAL BORROWINGIS	(460)	(353)	(813)	(1,099)	(413)	(1,512)

TOTAL	$(1,950)	$(804)	$(2,754)	$(4,512)	$(1,395)	$(5,907)

CHANGE IN NET INTEREST INCOME	$(2,956)	$3,917	$961	$(4,631)	$6,889	$2,258

(1)	The changes for each category of interest income and expense are divided between the portion of change attributable to the variances in volume and the portion of the change attributable to the variances in rate for that category. The unallocated change in rate or volume variance has been allocated to the rate variances.

(2)	The total amount of the adjustment to present income and yield on a fully tax-equivalent basis is $329 and $277 for the three months ended June 30, 2011 and 2010, respectively and $672 and $586 for the six months ended June 30, 2011 and 2010, respectively.

(3)	Loans include portfolio loans, and nonperforming loans; however unpaid interest on nonaccrual loans has not been included for purposes of determining interest income.
Provision For Loan Losses The provision for loan losses represents the charge to expense that is required to maintain an adequate level of allowance for loan losses. The provision for loan losses totaled $3.5 million and $5.7 million for the three and six months ended June 30, 2011, compared with $6.9 million and $11.6 million for the comparable year-ago periods. The Company’s allowance for loan losses, as a percentage of total loans, was 1.25% at June 30, 2011 compared to 1.30% at December 31, 2010 and 1.32% at June 30, 2010. For the three and six months ended June 30, 2011, net loan charge-offs totaled $3.3 million and $5.3 million, respectively, a decrease of $3.6 million and $3.4 million from the year ago comparative periods. While the total loan portfolio increased by 8.6% for the quarter ended June 30, 2011 as compared to the second quarter of 2010, the Company’s solid credit profile led to lower provisioning levels in the second quarter of 2011.

     Although the economic environment remains challenging, regional and local general economic conditions continued to show gradual improvement during the first half of 2011, as measured in terms of employment levels, statewide economic activity, and other regional economic indicators. Local residential real estate market fundamentals were mixed during the second quarter of 2011, characterized by a lower level of home sales compared to the same period in 2010 but stabilizing median sales prices. Foreclosure activity in Massachusetts slowed during the second quarter. Regional commercial real estate market conditions were mixed during the first half of 2011, with some areas experiencing a recovery, and others still exhibiting higher vacancy rates and negative absorption. Leading economic indicators signal continued economic improvement through the remainder of 2011, however uncertainty persists and growth is expected to be slow.
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
     Non-Interest Income The following table sets forth information regarding non-interest income for the periods shown:
Table 15 — Non-Interest Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Dollars In Thousands)		(Dollars In Thousands)
Service Charges on Deposit Accounts	$4,192	$3,257	$8,151	$6,388
Interchange and ATM Fees	1,974	1,258	3,676	2,348
Investment Management	3,603	3,189	6,819	5,918
Mortgage Banking	683	622	1,730	1,622
Bank Owned Life Insurance	860	731	1,566	1,452
Net Gain/(Loss) on Sales of Securities Available for Sale	723	481	723	481
Gross Change on Write-Down of Certain Investments to Fair Value	170	(63)	419	118
Less: Non-Credit Related Other-Than-Temporary Impairment	(306)	(21)	(595)	(380)

Net Loss on Write-Down of Certain Investments to Fair Value	(136)	(84)	(176)	(262)
Other Non-Interest Income	1,575	1,484	3,583	3,041

TOTAL	$13,474	$10,938	$26,072	$20,988

     Non-interest income increased by $2.5 million, or 23.2%, and by $5.1 million, or 24.2%, during the three and six months ended June 30, 2011, as compared to the same periods in the prior year. The change in non-interest income is attributable to the following:
     Service charges on deposit accounts increased $935,000, or 28.7%, and $1.8 million, or 27.6% during the three and six months ended June 30, 2011, as compared to the same periods in 2010, primarily due to increased customer utilization of the Bank’s overdraft privilege program.

     Interchange and ATM fees increased by $716,000, or 56.9%, and $1.3 million, or 56.6% during the three and six months ended June 30, 2011, mainly due to the reclassification of certain net interchange revenue as other non-interest income. Previously, the net amount was recorded in non-interest expense.
     Investment management revenue increased by $414,000, or 13.0%, and $901,000, or 15.2% during the three and six months ended June 30, 2011, as compared to the same period in the prior year. This increase is mainly due to increases in assets under administration, which were $1.7 billion at June 30, 2011, an increase of $346.0 million, or 26.1%, as compared to the same period in the prior year. The increase is due to the general increases in the stock market in these comparable periods and net new client asset flows.
     Other non-interest income increased by $91,000, or 6.1%, and $542,000, or 17.8% during the three and six months ended June 30, 2011. The increases year to date are mainly associated with gains on the Company’s trading assets.
     Non-Interest Expense The following table sets forth information regarding non-interest expense for the periods shown:
Table 16- Non-Interest Expense

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Dollars in Thousands)		(Dollars in Thousands)
Salaries and Employee Benefits	$19,762	$18,406	$40,014	$36,869
Occupancy and Equipment Expenses	4,263	4,094	8,838	8,229
Advertising	1,606	789	2,544	1,230
Data Processing and Facilities Management	1,038	1,497	2,676	2,791
FDIC Assessment	778	1,271	2,069	2,592
Legal Fees	647	1,052	1,066	1,855
Foreclosure Expenses	594	217	1,021	462
Telephone	534	532	1,061	1,078
Gain(Loss) on Other Real Estate Owned and Foreclosed Assets	528	114	1,074	125
Fair Value Mark on a Terminated Hedging Relationship	—	554	—	792
Other Non-Interest Expense	7,106	6,403	12,975	12,495

TOTAL	$36,856	$34,929	$73,338	$68,518

     Non-interest expense increased by $1.9 million, or 5.5%, and by $4.8 million, or 7.0%, during the three and six months ended June 30, 2011, as compared to the same periods in the prior year. The change in non-interest expense is attributable to the following:
     Salaries and employee benefits increased by $1.4 million, or 7.4%, and $3.1 million, or 8.5% during the three and six months ended June 30, 2011, as compared to the same periods in 2010, with the increase attributable to salary merit increases, incentive programs and equity compensation plans.

     Occupancy and equipment expense increased by $169,000, or 4.1%, and by $609,000, or 7.4%, during the three and six months ended June 30, 2011. The increase for the three month period is mainly due to increases in depreciation expense and for the six month period the increase is mainly due to snow removal incurred during the first quarter of 2011.
     Data processing and facilities management expense decreased by $459,000, or 30.7%, and by $115,000, or 4.1%, during the three and six months ended June 30, 2011, due primarily to a change to a lower cost service provider.
     Advertising expense increased by $817,000, or 103.5%, and by $1.3 million, or 106.8%, during the three and six months ended June 30, 2011. The large increase is due to a major advertising campaign including television, radio and billboard advertisements in the first half of 2011.
     Other non-interest expense increased by $703,000, or 11.0%, and by $480,000, or 3.8%, during the three and six months ended June 30, 2011, primarily due to increases in credit-related loan workout costs, directors fees and the reclassification of debit card processing fees to other non-interest income for amounts that were previously recorded net in non-interest expense
     Income Taxes The tax effect of all income and expense transactions is recognized by the Company in each year’s consolidated statements of income, regardless of the year in which the transactions are reported for income tax purposes. For the three months ended June 30, 2011 and 2010, the Company recorded combined federal and state income tax provisions of $4.1 million and $2.2 million equating to an effective tax rate of 26.9% and 21.6%, respectively. For the six months ended June 30, 2011 and 2010, the Company recorded combined federal and state income tax provisions of $8.3 million and $5.0 million equating to an effective tax rate of 27.1% and 22.5%, respectively. The Company’s effective rates for each year were lower than the blended federal and state statutory rates of 41.2% and 41.5% for the 2011 and 2010 tax years, attributable to certain tax preference assets such as BOLI, tax exempt bonds, as well as federal tax credits recognized in connection with the New Markets Tax Credit (“NMTC”) program. The increase in the Company’s effective tax rate in 2011 was primarily attributable to a reduction in tax credits from the NMTC program in 2011. Effective July 1, 2008 Massachusetts state legislation was passed which enacted corporate tax reform. As a result of this new legislation, the state tax rate is being reduced 1.5% over a three year period which began on January 1, 2010 and will result in a blended statutory rate of 40.9% in 2012.
     Deferred tax assets generally represent items that can be used as a tax deduction or credit in future income tax returns, for which a financial statement tax benefit has already been recognized. The realization of the net deferred tax asset generally depends upon future levels of taxable income and the existence of prior years’ taxable income to which “carry-back” refund claims could be made. Valuation allowances are established against those deferred tax assets determined not likely to be realized. The Company had no recorded tax valuation allowance as of June 30, 2011 and 2010.

     To date the Company has been awarded a total of $125.0 million in tax credit allocation authority under the Federal New Markets Tax Credit Program. Tax credits are eligible to be recognized over a seven year period totaling 39.0% of the total award, as capital is invested into a subsidiary which will lend to qualifying businesses in low income communities. Accordingly, the Company has received and continues to receive eligible aggregated tax credits totaling $48.8 million. The following table details the tax credit recognition by year associated with this program:
Table 17 — New Markets Tax Credit Recognition Schedule

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
     Interest rate risk is the most significant non-credit risk to which the Company is exposed. Interest rate risk is the sensitivity of income to changes in interest rates. Changes in interest rates, as well as fluctuations in the level and duration of assets and liabilities, affect net interest income, the Company’s primary source of revenue. Interest rate risk arises directly from the Company’s core banking activities. In addition to directly impacting net interest income, changes in the level of interest rates can also affect the amount of loans originated, the timing of cash flows on loans and securities, and the fair value of securities and derivatives, as well as other effects.
     The primary goal of interest rate risk management is to control this risk within limits approved by the Board of Directors. These limits reflect the Company’s tolerance for interest rate risk over both short-term and long-term horizons. The Company attempts to control interest rate risk by identifying, quantifying, and where appropriate, hedging its exposure. The Company manages its interest rate exposure using a combination of on and off-balance sheet instruments, primarily fixed rate portfolio securities, and interest rate swaps.
     The Company quantifies its interest rate exposures using net interest income simulation models, as well as simpler gap analysis, and Economic Value of Equity analysis. Key assumptions in these simulation analyses relate to behavior of interest rates and behavior of the Company’s deposit and loan customers. The most material assumptions relate to the prepayment of mortgage assets (including mortgage loans and mortgage-backed securities) and the life and sensitivity of non-maturity deposits (e.g. DDA, NOW, savings and money market). The risk of prepayment tends to increase when interest rates fall. Since future prepayment behavior of loan customers is uncertain, the resultant interest rate sensitivity of loan assets cannot be determined exactly.
     To mitigate these uncertainties, the Company gives careful attention to its assumptions. In the case of prepayment of mortgage assets, assumptions are derived from published dealer median prepayment estimates for comparable mortgage loans.
     The Bank may choose to utilize interest rate swap agreements and interest rate caps and floors to mitigate interest rate risk. An interest rate swap is an agreement whereby one party agrees to pay a floating rate of interest on a notional principal amount in exchange for receiving a fixed rate of interest on the same notional amount for a predetermined period of time from a second party. Interest rate caps and floors are agreements whereby one party agrees to pay a floating rate of interest on a notional principal amount for a predetermined period of time to a second party if certain market interest rate thresholds are realized. The amounts relating to the notional principal amount are not actually exchanged. See Note 7, “Derivatives and Hedging Activities” within Notes to Consolidated Financial Statements included in Item 1 hereof for additional information regarding the Company’s Derivative Financial Instruments.
     The Company manages the interest rate risk inherent in its mortgage banking operations by entering into forward sales contracts. An increase in market interest rates between the time the Company commits to terms on a loan and the time the Company ultimately sells the loan in the secondary market will have the effect of reducing the gain (or increasing the loss) the Company records on the sale. The Company attempts to mitigate this risk by entering into forward sales commitments in amounts sufficient to cover all closed loans and a majority of interest rate-locked loan commitments.
     The Company’s earnings are not directly or materially impacted by movements in foreign currency rates or commodity prices. Movements in equity prices may have a modest impact on earnings by affecting the volume of activity or the amount of fees from investment-related business lines, as well as changes in the fair value of trading securities.
     The Company’s policy on interest rate risk simulation specifies that estimated net interest income for the subsequent 12 months of any simulation should decline by less than 10.0%. The Company was well within policy limits at June 30, 2011 and 2010.

     The following table sets forth the estimated effects on the Company’s net interest income over a 12-month period following the indicated dates in the event of the indicated increases or decreases in market interest rates:
Table 18 — Interest Rate Sensitivity

			500 Basis Point
	200 Basis Point	100 Basis Point	Rate Increase
	Rate Increase	Rate Decrease	Flattening Curve
June 30, 2011	1.5%	0.3%	1.8%
June 30, 2010	0.6%	0.4%	0.4%
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
     The most significant factors affecting market risk exposure of the Company’s net interest income during the first half of 2011 were (i) the shape of the U.S. Government securities and interest rate swap yield curve, (ii) the level of U.S. prime interest rate and LIBOR rates, and (iii) the level of interest rates being offered on long-term fixed rate loans.
     Liquidity Risk Liquidity, as it pertains to the Company, is the ability to generate adequate amounts of cash in the most economical way for the institution to meet its ongoing obligations to pay deposit withdrawals and to fund loan commitments. The Company’s primary sources of funds are deposits, borrowings, and the amortization, prepayment and maturities of loans and securities.
     The Bank utilizes its extensive branch network to access retail customers who provide a stable base of in-market core deposits. These funds are principally comprised of demand deposits, interest checking accounts, savings accounts, and money market accounts. Deposit levels are greatly influenced by interest rates, economic conditions, and competitive factors. The Bank has also established repurchase agreements, with major brokerage firms as potential sources of liquidity. At June 30, 2011 the Bank had the following sources of liquidity:
•	Outstanding FHLBB borrowings of $258.0 million, with access to $523.7 million additional available borrowing capacity.
•	No outstanding borrowings with the Federal Reserve Bank of Boston with access to $676.4 million of available borrowing capacity.
•	Unpledged securities of $150.4 million.
•	Outstanding repurchase agreements with major brokerage firms of $50.0 million.
•	Outstanding customer repurchase agreements amounting to $133.2 million.

     In connection with the repurchase agreements, the Company had investment securities carried at $199.0 million that were pledged to secure assets sold under these repurchase agreements.
     Also included in borrowings at June 30, 2011, were $61.8 million of junior subordinated debentures, comprised primarily of trust preferred debt issued to the public and $30.0 million of subordinated debt.
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
     The Company actively manages its liquidity position under the direction of the ALCO. Periodic review under prescribed policies and procedures is intended to ensure that the Company will maintain adequate levels of available funds. At June 30, 2011 the Company’s liquidity position was well above policy guidelines. Management believes that the Bank has adequate liquidity available to respond to current and anticipated liquidity demands.
     Off-Balance Sheet Arrangements There have been no material changes in off-balance sheet financial instruments during the first half of 2011. Please refer to the 2010 Form 10-K for a complete table of contractual obligations, commitments, contingencies and off-balance sheet financial instruments.

     Contractual Obligations, Commitments, and Contingencies There have been no material changes in contractual obligations, commitments, or contingencies during the first half of 2011. Please refer to the 2010 Form 10-K for a complete table of contractual obligations, commitments, contingencies, and off-balance sheet financial instruments.
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
     The Company continues to review the provisions of the Dodd-Frank Act, monitor its implementation and assess its probable impact on the Company’s business, financial condition, and results of operations. However, the ultimate effect of the Dodd-Frank Act on the financial services industry in general, and on the Company in particular, remains uncertain at this time.
     Provisions under the Dodd-Frank Act are as follows:
•	Effective July 21, 2011, is a provision of the Dodd-Frank Act that eliminates the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on the Company’s interest expense.

•	The Dodd-Frank Act also broadens the base for Federal Deposit Insurance Corporation insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2013. The Company has begun to see a reduction in the amount of the FDIC assessment as a result of these change in the second quarter of 2011.

•	The Dodd-Frank Act requires publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizes the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own board candidates using a company’s proxy materials. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not. The Company’s Board has decided to include a proxy vote on executive compensation every year.

•	The Dodd-Frank Act broadened the scope of derivative instruments and requires clearing and exchange trading of certain instruments. Furthermore, the Dodd-Frank Act includes capital margin, reporting and registration requirements for derivative participants. Final regulations are in process and the effective date of the changes has been delayed to December 31, 2011.

•	The Dodd-Frank Act creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. Banks and savings institutions with $10 billion or less in assets will continue to be examined for compliance with consumer laws by their primary bank regulators.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
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
     Changes in Internal Controls over Financial Reporting. There were no changes in our internal control over financial reporting that occurred through the second quarter of 2011 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Not applicable.
(b)	Not applicable.
(c)
The following table sets forth information regarding the Company’s repurchases of its common stock during the three months ended June 30, 2011:

	Issuer Purchases of Equity Securities
			Total Number of
			Shares Purchased as
	Total Number of		Part of Publicly	Maximum Number of Shares
	Shares	Average Price	Announced Plan or	That May Yet Be Purchased
	Purchased (1)	Paid Per Share	Program (2)	Under the Plan or Program

Period
April 1 to April 30, 2011	465	$27.92	—	—
May 1 to May 31, 2011	130	29.03	—	—
June 1 to June 30, 2011	—	—	—	—

Total	595		—	—

(1)	Shares repurchased relate to the surrendering of mature shares for the exercise and/or vesting of stock compensation grants

(2)	The Company does not currently have a stock repurchase program or plan in place.

Item 3.	Defaults Upon Senior Securities — None

Item 5.	Other Information — None

Item 6.	Exhibits
Exhibits Index

No.	Exhibit

3.(i)	Restated Articles of Organization, as adopted May 20, 2010, incorporated by reference to Form 8-K filed on May 24, 2010.

3.(ii)	Amended and Restated Bylaws of the Company, incorporated by reference to Form 8-K filed on May 24, 2010.

4.1	Specimen Common Stock Certificate, incorporated by reference to Form 10-K for the year ended December 31, 1992.

4.2	Specimen Preferred Stock Purchase Rights Certificate, incorporated by reference to Form 8-A Registration Statement filed on November 5, 2001.

4.3	Indenture of Registrant relating the Junior Subordinated Debt Securities issued to Independent Capital Trust V, is incorporated by reference to Form 10-K for the year ended December 31, 2006 filed on February 28, 2007.

4.4	Form of Certificate of Junior Subordinated Debt Security for Independent Capital Trust V (included as Exhibit A to Exhibit 4.9)

4.5	Amended and Restated Declaration of Trust for Independent Capital Trust V, incorporated by reference to Form 10-K for the year ended December 31, 2006 filed on February 28, 2007.

4.6	Form of Capital Security Certificate for Independent Capital Trust V (included as Exhibit A-1 to Exhibit 4.9).

4.7	Guarantee Agreement relating to Independent Capital Trust V, is incorporated by reference to Form 10-K for the year ended December 31, 2006 filed on February 28, 2007.

4.8	Forms of Capital Securities Purchase Agreements for Independent Capital Trust V, is incorporated by reference to Form 10-K for the year ended December 31, 2006 filed on February 28, 2007.

4.9	Subordinated Debt Purchase Agreement between USB Capital Resources and Rockland Trust Company dated as of August 27, 2008, is incorporated by reference to Form 8-K filed on September 2, 2008.

4.10	Rockland Trust Company Employee Savings, Profit Sharing and Stock Ownership Plan, incorporated by reference to Form S-8 filed on April 16, 2010.

4.11	Independent Bank Corp. 2010 Dividend Reinvestment and Stock Purchase

No.	Exhibit

Plan, incorporated by reference to Form S-3 filed on August 24, 2010.

10.1	Independent Bank Corp. 1996 Non-Employee Directors’ Stock Option Plan incorporated by reference to Definitive Proxy Statement for the 1996 Annual Meeting of Stockholders filed on March 19, 1996.

10.2	Independent Bank Corp. 1997 Employee Stock Option Plan incorporated by reference to the Definitive Proxy Statement for the 1997 Annual Meeting of Stockholders filed on March 20, 1997.

10.3	Independent Bank Corp. 2005 Employee Stock Plan, incorporated by reference to Form S-8 filed on July 28, 2005.

10.4	Renewal Rights Agreement dated as of September 14, 2000 by and between the Company and Rockland Trust, as Rights Agent, incorporated by reference to Form 8-K filed on October 23, 2000.

10.5	Independent Bank Corp. Deferred Compensation Program for Directors (restated as amended as of December 1, 2000), incorporated by reference to Form 10-K for the year ended December 31, 2000, filed on March 29, 2001.

10.6	Master Securities Repurchase Agreement, incorporated by reference to Form S-1 Registration Statement filed on September 18, 1992.

10.7	Revised employment agreements between Christopher Oddleifson, Raymond G. Fuerschbach, Edward F. Jankowski, Jane L. Lundquist, Gerard F. Nadeau, Edward H. Seksay, and Denis K. Sheahan and the Company and/or Rockland Trust and a Rockland Trust Company amended and restated Supplemental Executive Retirement Plan dated November 20, 2008, incorporated by reference to Form 8-K filed on November 21, 2008.

10.8	Specimen forms of stock option agreements for the Company’s Chief Executive and other executive officers, incorporated by reference to Form 8-K filed on December 20, 2005.

10.9	On-Site Outsourcing Agreement by and between Fidelity Information Services, Inc. and Independent Bank Corp., effective as of November 1, 2004, incorporated by reference to Form 10-K for the year ended December 31, 2004 filed on March 4, 2005. Amendment to On-Site Outsourcing Agreement, incorporated by reference to Form 8-K filed on May 7, 2008.

10.10	New Markets Tax Credit program Allocation Agreement between the Community Development Financial Institutions Fund of the United States Department of the Treasury and Rockland Community Development with an Allocation Effective Date of September 22, 2004, incorporated by reference to Form 8-K filed on October 14, 2004.

10.11	Independent Bank Corp. 2006 Non-Employee Director Stock Plan, incorporated by reference to Form S-8 filed on April 17, 2006.

10.12	Independent Bank Corp. 2006 Stock Option Agreement for Non-Employee

No.	Exhibit

Director, incorporated by reference to Form 10-Q filed on May 9, 2006.

10.13	Independent Bank Corp. 2006 Restricted Stock Agreement for Non-Employee Director, incorporated by reference to Form 10-Q filed on May 9, 2006.

10.14	New Markets Tax Credit program Allocation Agreement between the Community Development Financial Institutions Fund of the United States Department of the Treasury and Rockland Community Development with an Allocation Effective Date of January 9, 2007, is incorporated by reference to Form 10-K for the year ended December 31, 2006 filed on February 28, 2007.

10.15	New Markets Tax Credit program Allocation Agreement between the Community Development Financial Institutions Fund of the United States Department of the Treasury and Rockland Community Development with an Allocation Effective Date of June 18, 2009, incorporated by reference to Form 10-Q filed on November 5, 2009.

10.16	Item Processing and Other Services Agreement dated and effective as of July 1, 2010 by and between Fidelity Information Services, Inc. and Independent Bank Corp., incorporated by reference to Form 10-Q filed August 5, 2010.

10.17	Independent Bank Corp. 2010 Non-Employee Director Stock Plan, incorporated by reference to Form 8-K filed May 24, 2010.

10.18	Independent Bank Corp. 2010 Stock Option Agreement for Non-Employee Director, incorporated by reference to Form 8-K filed May 24, 2010.

10.20	Independent Bank Corp. 2010 Restricted Stock Agreement for Non-Employee Director, incorporated by reference to Form 8-K filed May 24, 2010.

10.21	Independent Bank Corp. amendment to the Amended and Restated 2005 Employee Stock Plan, incorporated by reference to Form S-8 filed on June 17, 2011.

10.22	Independent Bank Corp. and Rockland Trust company Executive Officer Performance Incentive Plan, incorporated by reference to Form 8-K filed on April 20, 2011.

31.1	Section 302 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.*

31.2	Section 302 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.*

32.1	Section 906 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.+

32.2	Section 906 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.+

101.INS	XBRL Instance Document +

101.SCH	XBRL Taxonomy Extension Schema Document +

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document +

101.LAB	XBRL Taxonomy Extension Label Linkbase Document +

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document +

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document +

*	Filed herewith

+	Furnished herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDEPENDENT BANK CORP. (registrant)
Date: August 5, 2011	/s/ Christopher Oddleifson
Christopher Oddleifson
President and Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2011	/s/ Denis K. Sheahan
Denis K. Sheahan
Chief Financial Officer (Principal Financial Officer)

INDEPENDENT BANK CORP. (registrant)