Form 10-Q
period 2011-09-30
INDEPENDENT BANK CORP
filed 2011-11-04
CIK 776901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
Yes ☐ No ☑
     As of November 1, 2011, there were 21,484,437 shares of the issuer’s common stock outstanding, par value $0.01 per share.

PAGE
Item 1A. Risk Factors	82
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	83
Item 3. Defaults Upon Senior Securities	83
Item 5. Other Information	83
Item 6. Exhibits	83

Signatures	87
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
INDEPENDENT BANK CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited — Dollars in Thousands, Except Share and Per Share Amounts)

	September 30,	December 31,
	2011	2010

ASSETS
CASH AND DUE FROM BANKS	$53,821	$42,112
INTEREST EARNING DEPOSITS WITH BANKS	180,352	119,170
FED FUNDS SOLD	667	—
SECURITIES
Trading Assets	7,984	7,597
Securities Available for Sale	293,073	377,457
Securities Held to Maturity (fair value $228,755 and $201,234 at September 30, 2011 and December 31, 2010, respectively)	220,552	202,732

TOTAL SECURITIES	521,609	587,786

LOANS HELD FOR SALE (at fair value)	22,156	27,917
LOANS
Commercial and Industrial	567,552	502,952
Commercial Real Estate	1,815,063	1,717,118
Commercial Construction	119,309	129,421
Small Business	77,230	80,026
Residential Real Estate	441,600	473,936
Residential Construction	6,306	4,175
Home Equity	648,475	579,278
Consumer — Other	47,590	68,773

TOTAL LOANS	3,723,125	3,555,679

Less: Allowance for Loan Losses	(47,278)	(46,255)

NET LOANS	3,675,847	3,509,424

FEDERAL HOME LOAN BANK STOCK	35,854	35,854
BANK PREMISES AND EQUIPMENT, NET	47,646	45,712
GOODWILL	130,074	129,617
IDENTIFIABLE INTANGIBLE ASSETS	11,029	12,339
BANK OWNED LIFE INSURANCE	85,239	82,711
OTHER REAL ESTATE OWNED & FORECLOSED ASSETS	8,767	7,333
OTHER ASSETS	126,705	95,763

TOTAL ASSETS	$4,899,766	$4,695,738

LIABILITIES AND STOCKHOLDERS’ EQUITY
DEPOSITS
Demand Deposits	$977,323	$842,067
Savings and Interest Checking Accounts	1,424,060	1,375,254
Money Market	744,682	717,286
Time Certificates of Deposit Over $100,000	226,464	219,480
Other Time Certificates of Deposits	415,004	473,696

TOTAL DEPOSITS	3,787,533	3,627,783

BORROWINGS
Federal Home Loan Bank Borrowings	257,873	302,414
Federal Funds Purchased and Assets Sold Under Repurchase Agreements	216,331	168,119
Junior Subordinated Debentures	61,857	61,857
Subordinated Debentures	30,000	30,000
Other Borrowings	2,203	3,044

TOTAL BORROWINGS	568,264	565,434

OTHER LIABILITIES	82,903	66,049
TOTAL LIABILITIES	4,438,700	4,259,266

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred Stock, $.01 par value. Authorized: 1,000,000 Shares Outstanding: None	—	—
Common Stock, $.01 par value. Authorized: 75,000,000 Issued and Outstanding : 21,465,109 shares at September 30, 2011 and 21,220,801 shares at December 31, 2010 (Includes 235,540 and 219,900 shares of unvested fully participating restricted stock awards, respectively)	212	210
Shares Held in Rabbi Trust at Cost 178,986 shares in September 30, 2011 and 178,382 shares at December 31, 2010	(2,884)	(2,738)
Deferred Compensation Obligation	2,884	2,738
Additional Paid in Capital	232,845	226,708
Retained Earnings	232,369	210,320
Accumulated Other Comprehensive Loss, Net of Tax	(4,360)	(766)

TOTAL STOCKHOLDERS’ EQUITY	461,066	436,472

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,899,766	$4,695,738

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited — Dollars in Thousands, Except Share and Per Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

INTEREST INCOME
Interest on Loans	$43,763	$44,436	$130,917	$133,267
Interest on Loans Held for Sale	116	174	305	390
Taxable Interest and Dividends on Securities	4,929	5,679	15,779	18,277
Non-taxable Interest and Dividends on Securities	78	164	286	553
Interest on Federal Funds Sold	49	135	80	267

TOTAL INTEREST AND DIVIDEND INCOME	48,935	50,588	147,367	152,754

INTEREST EXPENSE
Interest on Deposits	3,419	4,801	10,448	16,225
Interest on Borrowings	3,842	4,590	11,696	13,955

TOTAL INTEREST EXPENSE	7,261	9,391	22,144	30,180

NET INTEREST INCOME	41,674	41,197	125,223	122,574

PROVISION FOR LOAN LOSSES	2,000	3,500	7,682	15,081

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	39,674	37,697	117,541	107,493

NON-INTEREST INCOME
Service Charges on Deposit Accounts	4,223	3,178	12,374	9,566
Interchange and ATM Fees	2,005	1,263	5,681	3,611
Investment Management	3,491	2,851	10,310	8,768
Mortgage Banking Income, Net	907	1,469	2,637	3,091
Bank Owned Life Insurance Income	757	901	2,323	2,353
Net Gain(Loss) on Sales of Securities Available for Sale	—	(22)	723	458
Gross Change on Write-Down of Certain Investments to Fair Value	(318)	207	101	325
Less: Portion of Other-Than-Temporary Impairment Losses Recognized in Other Comprehensive Income	290	(214)	(305)	(594)

Net Loss on Write-Down of Certain Investments to Fair Value	(28)	(7)	(204)	(269)
Other Non-Interest Income	960	2,021	4,542	5,065

TOTAL NON-INTEREST INCOME	12,315	11,654	38,386	32,643

NON-INTEREST EXPENSE
Salaries and Employee Benefits	20,568	19,792	60,582	56,662
Occupancy and Equipment Expenses	4,107	3,839	12,946	12,068
Data Processing and Facilities Management	1,152	1,404	3,828	4,195
Advertising Expense	703	469	3,247	1,699
FDIC Assessment	691	1,352	2,760	3,944
Consulting Expense	685	803	1,715	1,600
OREO Valuation Write-Off	656	189	1,461	272
Legal	580	720	1,647	2,575
Telephone	522	513	1,584	1,591
Other Non-Interest Expense	5,759	5,459	18,990	18,452

TOTAL NON-INTEREST EXPENSE	35,423	34,540	108,760	103,058

INCOME BEFORE INCOME TAXES	16,566	14,811	47,167	37,078
PROVISION FOR INCOME TAXES	4,607	3,666	12,900	8,676

NET INCOME	$11,959	$11,145	$34,267	$28,402

BASIC EARNINGS PER SHARE	$0.56	$0.53	$1.60	$1.35

DILUTED EARNINGS PER SHARE	$0.56	$0.53	$1.60	$1.35

WEIGHTED AVERAGE COMMON SHARES (BASIC)	21,463,714	20,981,372	21,401,885	20,961,378
Common Share Equivalents	13,077	52,793	32,452	74,536

WEIGHTED AVERAGE COMMON SHARES (DILUTED)	21,476,791	21,034,165	21,434,337	21,035,914

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited — Dollars in Thousands, Except Per Share Data)

			Value of
			Shares				Accumulated
	Common		Held in	Deferred	Additional		Other
	Stock	Common	Rabbi Trust	Compensation	Paid-in	Retained	Comprehensive
	Outstanding	Stock	at Cost	Obligation	Capital	Earnings	(Loss)Income	TOTAL

BALANCE DECEMBER 31, 2010	21,220,801	$210	$(2,738)	$2,738	$226,708	$210,320	$(766)	$436,472

COMPREHENSIVE INCOME:
Net Income	—	—	—	—		34,267	—	34,267
Change in Unrealized Gain on Securities Available For Sale, Net of Tax and Realized Gains/(Losses)	—	—	—	—	—	—	228
Change in Fair Value of Cash Flow Hedges, Net of Tax and Realized Gains/(Losses)	—	—	—	—	—	—	(4,152)
Amortization of Prior Service Cost, net of tax	—	—	—	—	—	—	330
Other Comprehensive Loss	—	—	—	—	—	—	(3,594)	(3,594)
TOTAL COMPREHENSIVE INCOME								30,673
COMMON DIVIDEND DECLARED ($0.57 PER SHARE)		—	—	—		(12,218)	—	(12,218)
PROCEEDS FROM EXERCISE OF STOCK OPTIONS	164,100	2	—	—	3,711	—	—	3,713
TAX BENEFIT RELATED TO EQUITY AWARD ACTIVITY	—	—	—	—	251	—	—	251
EQUITY BASED COMPENSATION	—	—	—	—	1,917	—	—	1,917
RESTRICTED STOCK AWARDS GRANTED, NET OF AWARDS	60,495	—	—	—	(361)	—	—	(361)
SHARES ISSUED UNDER DIRECT STOCK PURCHASE PLAN	19,713				540			540
DEFERRED COMPENSATION OBLIGATION		—	(146)	146	—	—	—	—
TAX BENEFIT RELATED TO DEFERRED COMPENSATION DISTRIBUTIONS					79			79

BALANCE SEPTEMBER 30, 2011	21,465,109	$212	$(2,884)	$2,884	$232,845	$232,369	$(4,360)	$461,066

BALANCE DECEMBER 31, 2009	21,072,196	$209	$(2,482)	$2,482	$225,088	$184,599	$2,753	$412,649

COMPREHENSIVE INCOME:
Net Income	—	—	—	—	—	28,402	—	28,402
Change in Unrealized Gain on Securities Available For Sale, Net of Tax and Realized Gains/(Losses)	—	—	—	—	—	—	3,013
Change in Fair Value of Cash Flow Hedges, Net of Tax and Realized Gains/(Losses)	—	—	—	—	—	—	(8,590)
Amortization of Prior Service Cost, net of tax	—	—	—	—	—	—	70
Other Comprehensive Loss							(5,507)	(5,507)
TOTAL COMPREHENSIVE INCOME								22,895
DIVIDENDS DECLARED:
COMMON DECLARED ( $0.54 PER SHARE)	—	—	—	—	—	(11,443)	—	(11,443)
PROCEEDS FROM EXERCISE OF STOCK OPTIONS	27,229	1	—	—	—	392	—	393
TAX BENEFIT RELATED TO EQUITY AWARD ACTIVITY	—	—	—	—	70	—	—	70
EQUITY BASED COMPENSATION	—	—	—	—	1,206	—	—	1,206
RESTRICTED STOCK AWARDS GRANTED, NET OF AWARDS	103,843	—	—	—	(109)	—	—	(109)
DEFERRED COMPENSATION OBLIGATION	—	—	(150)	150	—	—	—	—

BALANCE SEPTEMBER 30, 2010	21,203,268	$210	$(2,632)	$2,632	$226,255	$201,950	$(2,754)	$425,661

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited — Dollars In Thousands)

	Nine Months Ended
	September 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$34,267	$28,402
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Depreciation and Amortization	7,178	7,109
Provision for Loan Losses	7,682	15,081
Deferred Income Tax Benefit	(32)	(5)
Net Gain on Sale of Investments	(723)	(458)
Loss on Write-Dow n of Investments in Securities Available for Sale	204	269
Loss on Sale of Fixed Assets	302	280
Loss on Sale of Other Real Estate Ow ned and Foreclosed Assets	1,308	74
Realized Gain on Sale Leaseback Transaction	(775)	(775)
Stock Based Compensation	1,917	1,206
Increase in Cash Surrender Value of Bank Ow ned Life Insurance	(2,308)	(2,353)
Change in Fair Value on Loans Held for Sale	(929)	(227)
Net Change In:
Trading Assets	(387)	(1,247)
Loans Held for Sale	6,690	(7,628)
Other Assets	(29,778)	(24,154)
Other Liabilities	11,075	25,847

TOTAL ADJUSTMENTS	1,424	13,019

NET CASH PROVIDED BY OPERATING ACTIVITIES	35,691	41,421

CASH FLOWS USED IN INVESTING ACTIVITIES:
Proceeds from Sales of Securities Available For Sale	14,639	6,423
Proceeds from Maturities and Principal Repayments of Securities Available For Sale	80,416	116,142
Purchase of Securities Available For Sale	(10,072)	(46,349)
Proceeds from Maturities and Principal Repayments of Securities Held to Maturity	27,442	14,501
Purchase of Securities Held to Maturity	(45,946)	(101,927)
Purchase of Bank Ow ned Life Insurance	(220)	(219)
Net Increase in Loans	(181,160)	(35,452)
Cash Used In Business Combinations	(457)	(269)
Purchase of Bank Premises and Equipment	(5,933)	(5,142)
Proceeds from the Sale of Bank Premises and Equipment	—	37
Proceeds from the Sale of Other Real Estate Ow ned and Foreclosed Assets	3,919	4,834

NET CASH USED IN INVESTING ACTIVITIES	(117,372)	(47,421)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Net Decrease in Time Deposits	(51,708)	(151,478)
Net Increase in Other Deposits	211,458	393,342
Net Increase(Decrease) in Federal Funds Purchased and Assets Sold Under Repurchase Agreements	48,212	(10,126)
Net Increase(Decrease) in Short Term Federal Home Loan Bank Advances	—	(60,002)
Net Decrease in Long Term Federal Home Loan Bank Advances	(44,144)	—
Net (Decrease)Increase in Treasury Tax & Loan Notes	(841)	549
Proceeds from Exercise of Stock Options	3,713	393
Tax Benefit from Stock Option Exercises	251	70
Restricted Shares Surrendered	(361)	(109)
Tax Benefit from Deferred Compensation Distribution	79	—
Shares Issued Under Direct Stock Purchase Plan	540	—
Common Dividends Paid	(11,960)	(11,419)

NET CASH PROVIDED BY FINANCING ACTIVITIES	155,239	161,220

NET INCREASE IN CASH AND CASH EQUIVALENTS	73,558	155,220

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	161,282	121,905

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$234,840	$277,125

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfer of Loans to Foreclosed Assets	$5,691	$9,925
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
     In the first quarter of 2011, Goddard Avenue Securities Corp. a Massachusetts security corporation, was formed as a wholly owned subsidiary of Rockland Trust to hold securities and other qualifying assets. In the second quarter of 2011, Rockland Trust established Rockland MHEF Fund LLC, a Delaware limited liability company, as a wholly-owned subsidiary of Rockland Trust. Massachusetts Housing Equity Fund, Inc. is the third party non-member manager of Rockland MHEF Fund LLC which was established in connection with a low-income housing tax credit investment. There have been no other changes to the structure of the Company subsequent to December 31, 2010.
     All material intercompany balances and transactions have been eliminated in consolidation. Certain previously reported amounts may have been reclassified to conform to the current year’s presentation.
     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included. Operating results for the quarter ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or any other interim period.
     For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission.

NOTE 2 — RECENT ACCOUNTING STANDARDS
     Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 715 “Compensation — Retirement Benefits — Multiemployer Plans” Update No. 2011-09. Issued in September 2011, this update requires additional separate quantitative and qualitative disclosures for multiemployer pension plans and multiemployer other postretirement benefit plans. The amended disclosures provide users with more detailed information about an employer’s involvement in multiemployer pension plans. The amendments in this update are effective for annual periods for fiscal years ending after December 15, 2011, with early adoption permitted. The amendments should be applied retrospectively for all prior periods presented. The Company does not anticipate the adoption of this standard to have a material impact on the Company’s consolidated financial position.
     FASB ASC Topic No. 350 “Intangibles — Goodwill and Other” Update No. 2011-08. Issued in September 2011, this update gives an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the two-step impairment test. Additionally, under the amendments in this update, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company does not anticipate the adoption of this standard to have a material impact on the Company’s consolidated financial position.
     FASB ASC Topic No. 220 “Comprehensive Income” Update No. 2011-05. Issued in June 2011, this update provides amendments to Topic No. 220, “Comprehensive Income”, which states that an entity has the option to present total comprehensive income, the components of net income, and the components of other comprehensive income in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The entity is no longer permitted to present the components of other comprehensive income within the statement of stockholders’ equity. Furthermore, entities must present separately on the income statement, reclassification adjustments between other comprehensive income and net income. The amendments in this update should be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The Company does not anticipate the adoption of this standard to have a material impact on the Company’s consolidated financial position. Subsequent to issuing this update, the FASB has proposed deferring the new requirement to present reclassifications of other comprehensive income on the income statement. All other elements of the update would remain effective for periods beginning after December 15, 2011.

     FASB ASC Topic No. 820 “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Report Standards (“IFRS”)” Update No. 2011-04. Issued in May 2011, the amendments in this update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. The amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. This update does require additional disclosures pertaining to transfers between Level 1 and Level 2 investments, sensitivity analysis on Level 3 investments, and additional categorization of disclosed fair value amounts. The amendments in this update are to be applied prospectively and are effective during interim and annual periods beginning after December 15, 2011. Early application is not permitted. The Company does not anticipate the adoption of this standard to have a material impact on the Company’s consolidated financial position.
     FASB ASC Topic No. 860, “Reconsideration of Effective Control for Repurchase Agreements” Update No. 2011-03. Issued in April 2011, the amendments in this update remove, from the assessment of effective control, the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee. The amendments in this update also eliminate the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all of the cost of purchasing replacement financial assets. The amendments in this update are effective for the first interim or annual period beginning on or after December 15, 2011 and should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The Company does not anticipate the adoption of this standard to have a material impact on the Company’s consolidated financial position.
     FASB ASC Topic No. 310, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring” Update No. 2011-02. Issued in April 2011, this update provides guidance and clarification to help creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. In addition, the previously deferred disclosure requirements originally included in Update No. 2010-20 are effective upon adoption of this standard. The amendments in this update were effective the quarter ended September 30, 2011 and did not have a material impact on the Company’s consolidated financial position.

NOTE 3 — SECURITIES
     The following table presents a summary of the amortized cost, gross unrealized holding gains and losses, other-than-temporary impairment recorded in other comprehensive income and fair value of securities available for sale and securities held to maturity for the periods below:

	September 30, 2011					December 31, 2010
		Gross	Unrealized	Other-Than-			Gross	Unrealized	Other-Than-
	Amortized	Unrealized	Losses	Temporary	Fair	Amortized	Unrealized	Losses	Temporary	Fair
	Cost	Gains	Other	Impairment	Value	Cost	Gains	Other	Impairment	Value
			(Dollars In Thousands)					(Dollars In Thousands)
Available for Sale Securities
U.S. Treasury Securities	$—	$—	$—	$—	$—	$715	$2	$—	$—	$717
Agency Mortgage-Backed Securities	226,216	16,853	(2)	—	243,067	296,821	16,481	—	—	313,302
Agency Collateralized Mortgage Obligations	35,550	607	(2)	—	36,155	45,426	779	(70)	—	46,135
Private Mortgage-Backed Securities	6,892		—	(67)	6,825	10,408	—	—	(154)	10,254
Single Issuer Trust Preferred Securities Issued by Banks	5,000	—	(862)	—	4,138	5,000	—	(779)	—	4,221
Pooled Trust Preferred Securities Issued by Banks and Insurers	8,517	—	(2,433)	(3,196)	2,888	8,550	—	(2,309)	(3,413)	2,828

Total Available for Sale Securities	$282,175	$17,460	$(3,299)	$(3,263)	$293,073	$366,920	$17,262	$(3,158)	$(3,567)	$377,457

Held to Maturity Securities
U.S. Treasury Securities	$1,014	$96	$—	$—	$1,110	$—	$—	$—	$—	$—
Agency Mortgage-Backed Securities	122,264	4,809	—	—	127,073	95,697	1,348	(1,778)	—	95,267
Agency Collateralized Mortgage Obligations	81,191	3,333	—	—	84,524	89,823	600	(1,691)	—	88,732
State, County, and Municipal Securities	4,450	50	—	—	4,500	10,562	167	—	—	10,729
Single Issuer Trust Preferred Securities Issued by Banks	6,623	21	(171)	—	6,473	6,650	19	(163)	—	6,506
Corporate Debt Securities	5,010	65	—	—	5,075	—	—	—	—	—

Total Held to Maturity Securities	$220,552	$8,374	$(171)	$—	$228,755	$202,732	$2,134	$(3,632)	$—	$201,234

TOTAL	$502,727	$25,834	$(3,470)	$(3,263)	$521,828	$569,652	$19,396	$(6,790)	$(3,567)	$578,691

     When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on the sale. The following table shows the gross gains and losses on available for sale securities for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Dollars in Thousands)		(Dollars in Thousands)
Gross Gains on Available for Sale Securities	$—	$—	$723	$480
Gross Losses on Available for Sale Securities	—	(22)	—	(22)

NET GAINS (LOSSES) ON AVAILABLE FOR SALE SECURITIES	$—	$(22)	$723	$458

     The actual maturities of certain securities may differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. A schedule of the contractual maturities of securities available for sale and securities held to maturity is presented below:

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in Thousands)		(Dollars in Thousands)
Due in One Year or Less	$—	$—	$720	$724
Due from One Year to Five Years	2,995	3,151	8,095	8,204
Due from Five to Ten Years	64,263	68,414	3,051	3,268
Due after Ten Years	214,917	221,508	208,686	216,559

TOTAL	$282,175	$293,073	$220,552	$228,755

     Inclusive in the table above is $13.2 million and $24.3 million, respectively, of callable securities in the Company’s investment portfolio at September 30, 2011 and December 31, 2010.
     At September 30, 2011 and December 31, 2010 investment securities carried at $352.5 million and $350.3 million, respectively, were pledged to secure public deposits, assets sold under repurchase agreements, treasury tax and loan notes, letters of credit, and for other purposes.
     At September 30, 2011 and December 31, 2010, the Company had no investments in obligations of individual states, counties, or municipalities, which exceeded 10% of stockholders’ equity.
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
     The following tables show the gross unrealized losses and fair value of the Company’s investments in an unrealized loss position, which the Company has not deemed to be OTTI, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	September 30, 2011
		Less than 12 months		12 months or longer		Total
		Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	# of holdings	Value	Losses	Value	Losses	Value	Losses
				(Dollars In Thousands)
Agency Mortgage-Backed Securities	1	$135	$(2)	$—	$—	$135	$(2)
Agency Collateralized Mortgage Obligations	1	228	(2)	—	—	228	(2)
Single Issuer Trust Preferred Securities Issued by Banks and Insurers	2	4,922	(171)	4,138	(862)	9,060	(1,033)
Pooled Trust Preferred Securities Issued by Banks and Insurers	2	—	—	2,214	(2,433)	2,214	(2,433)

TOTAL TEMPORARILY IMPAIRED SECURITIES	6	$5,285	$(175)	$6,352	$(3,295)	$11,637	$(3,470)

	December 31, 2010
		Less than 12 months		12 months or longer		Total
		Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	# of holdings	Value	Losses	Value	Losses	Value	Losses
				(Dollars In Thousands)
Agency Mortgage-Backed Securities	4	$48,956	$(1,778)	$—	$—	$48,956	$(1,778)
Agency Collateralized Mortgage Obligations	6	72,631	(1,761)	—	—	72,631	(1,761)
Single Issuer Trust Preferred Securities Issued by Banks and Insurers	2	4,950	(163)	4,221	(779)	9,171	(942)
Pooled Trust Preferred Securities Issued by Banks and Insurers	2	—	—	2,364	(2,309)	2,364	(2,309)

TOTAL TEMPORARILY IMPAIRED SECURITIES	14	$126,537	$(3,702)	$6,585	$(3,088)	$133,122	$(6,790)

     The Company does not intend to sell these investments and has determined based upon available evidence that it is more likely than not that the Company will not be required to sell the security before the recovery of its amortized cost basis. As a result, the Company does not consider these investments to be OTTI. The Company made this determination by reviewing various qualitative and quantitative factors regarding each investment category, such as current market conditions, extent and nature of changes in fair value, issuer rating changes and trends, volatility of earnings, and current analysts’ evaluations.
     As a result of the Company’s review of these qualitative and quantitative factors, the causes of the impairments listed in the table above by category are as follows at September 30, 2011:
•	Agency Mortgage-Backed Securities and Collateralized Mortgage Obligations: This portfolio has contractual terms that generally do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. The decline in market value of these securities is attributable to changes in interest rates and not credit quality. Additionally, these securities are implicitly guaranteed by the U.S. Government or one of its agencies.
•	Single Issuer Trust Preferred Securities: This portfolio consists of two securities, both of which are below investment grade. The unrealized loss on these securities is attributable to the illiquid nature of the trust preferred market in the current economic environment. Management evaluates various financial metrics for each of the issuers, including capitalization rates.
•	Pooled Trust Preferred Securities: This portfolio consists of two below investment grade securities of which one is performing while the other is deferring payments as contractually allowed. The unrealized loss on these securities is attributable to the illiquid nature of the trust preferred market and the significant risk premiums required in the current economic environment.

Management evaluates collateral credit and instrument structure, including current and expected deferral and default rates and timing. In addition, discount rates are determined by evaluating comparable spreads observed currently in the market for similar instruments.
     Management monitors the following issuances closely for impairment due to the history of OTTI losses recorded within these classes of securities. Management has determined that the securities possess characteristics which in the current economic environment could lead to further OTTI charges. The following tables summarize pertinent information as of September 30, 2011, that was considered by management in determining if OTTI existed:

							Total Cumulative
				Non-Credit		Total Cumulative	Other-Than-
				Related Other-		Credit Related	Temporary
		Amortized	Gross Unrealized	Than-Temporary	Fair	Other-Than-	impairment
	Class	Cost (1)	Gain/(Loss)	Impairment	Value	Temporary Impairment	to date
				(Dollars in Thousands)
Pooled Trust Preferred Securities
Pooled Trust Preferred Security A	C1	$1,283	$—	$(1,179)	$104	$(3,676)	$(4,855)
Pooled Trust Preferred Security B	D	—	—	—	—	(3,481)	(3,481)
Pooled Trust Preferred Security C	C1	506	—	(435)	71	(482)	(917)
Pooled Trust Preferred Security D	D	—	—	—	—	(990)	(990)
Pooled Trust Preferred Security E	C1	2,081	—	(1,582)	499	(1,368)	(2,950)
Pooled Trust Preferred Security F	B	1,891	(1,310)	—	581	—	—
Pooled Trust Preferred Security G	A1	2,756	(1,123)	—	1,633	—	—

TOTAL POOLED TRUST PREFERRED SECURITIES		$8,517	$(2,433)	$(3,196)	$2,888	$(9,997)	$(13,193)

Private Mortgage-Backed Securities
Private Mortgage-Backed Securities — One	2A1	$3,285	$—	$(104)	$3,181	$(650)	$(754)
Private Mortgage-Backed Securities — Two	A19	3,607	—	37	3,644	(85)	(48)

TOTAL PRIVATE MORTGAGE-BACKED SECURITIES		$6,892	$—	$(67)	$6,825	$(735)	$(802)

TOTAL		$15,409	$(2,433)	$(3,263)	$9,713	$(10,732)	$(13,995)

(1)	The amortized cost reflects previously recorded OTTI charges recognized in earnings for the applicable securities.

					Excess Subordination
		Number of	Current	Total Projected	(After Taking into
		Performing	Deferrals/	Defaults/	Account Best
		Banks and Insurance	Defaults/Losses	Losses (as a	Estimate of Future
		Cos. in Issuances	(As a % of Original	% of Performing	Deferrals/	Lowest credit
	Class	(Unique)	Collateral)	Collateral)	Defaults/Losses) (1)	Ratings to date (2)
Pooled Trust Preferred Securities
Trust Preferred Security A	C1	57	36.96%	22.19%	0.00%	C (Fitch & Moody’s)
Trust Preferred Security B	D	57	36.96%	22.19%	0.00%	C (Fitch & Moody’s)
Trust Preferred Security C	C1	50	34.09%	21.13%	0.00%	C (Fitch & Moody’s)
Trust Preferred Security D	D	50	34.09%	21.13%	0.00%	C (Fitch & Moody’s)
Trust Preferred Security E	C1	50	28.26%	17.57%	0.00%	C (Fitch & Moody’s)
Trust Preferred Security F	B	33	28.14%	23.52%	24.56%	CC (Fitch)
Trust Preferred Security G	A1	33	28.14%	23.52%	48.68%	CCC+ (S&P)

Private Mortgage-Backed Securities
Private Mortgage-Backed Securities — One	2A1	N/A	4.14%	12.63%	0.00%	C (Fitch)
Private Mortgage-Backed Securities — Two	A19	N/A	2.39%	6.12%	0.00%	B3 (Moody’s)

(1)	Excess subordination represents the additional default/losses in excess of both current and projected defaults/losses that the security can absorb before the security experiences any credit impairment.

(2)	The Company reviewed credit ratings provided by S&P, Moody’s and Fitch in its evaluation of issuers.
     Per review of the factors outlined above, seven of the securities shown in the table above were deemed to be OTTI. The remaining securities were not deemed to be OTTI as the Company does not intend to sell these investments and has determined, based upon available evidence, that it is more likely than not that the Company will not be required to sell the securities before the recovery of their amortized cost basis.
     During 2011 and 2010, the Company recorded OTTI credit losses on certain securities. The following table shows the total OTTI that the Company recorded for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Dollars in Thousands)		(Dollars in Thousands)
Total OTTI Gains (Losses)	$(318)	$207	$101	$325
Less: Non-credit Related OTTI Gains (Losses) Recognized in OCI	(290)	214	305	594

CREDIT RELATED OTTI LOSSES	$(28)	$(7)	$(204)	$(269)

     The following table shows the cumulative credit related component of OTTI for the periods indicated:

	Credit Related Component of Other-Than-Temporary Impairment
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Dollars in Thousands)		(Dollars in Thousands)
Balance at Beginning of Period	$(10,704)	$(10,456)	$(10,528)	$(10,194)
Add:
Incurred on Securities not Previously Impaired	—	(7)	—	(41)
Incurred on Securities Previously Impaired	(28)	—	(204)	(228)
Less:
Realized Gain/Loss on Sale of Securities	—	—	—	—
Reclassification Due to Changes in Company’s Intent	—	—	—	—
Increases in Cash Flow Expected to be Collected	—	—	—	—

BALANCE AT END OF PERIOD	$(10,732)	$(10,463)	$(10,732)	$(10,463)

NOTE 4 — LOANS, ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY
     The following table summarizes changes in the allowance for loan losses by loan category and bifurcates the amount of allowance allocated to each loan category based on collective impairment analysis and loans evaluated individually for impairment:

As of September 30, 2011
		(Dollars in Thousands)
	Commercial and	Commercial Real	Commercial	Small	Residential Real	Consumer	Consumer
	Industrial	Estate	Construction	Business	Estate	Home Equity	Other	Total

Allowance for Loan Losses:
Beginning Balance	$10,423	$21,939	$2,145	$3,740	$2,915	$3,369	$1,724	$46,255
Charge-offs	(2,455)	(1,386)	(769)	(970)	(490)	(912)	(1,261)	(8,243)
Recoveries	348	98	500	72	—	30	536	1,584
Provision	3,286	2,334	15	(845)	756	1,629	507	7,682

Ending Balance	$11,602	$22,985	$1,891	$1,997	$3,181	$4,116	$1,506	$47,278

Ending Balance: individually evaluated for impairment	$558	$306	$—	$299	$1,258	$24	$240	$2,685

Ending Balance: collectively evaluated for impairment	$11,044	$22,679	$1,891	$1,698	$1,923	$4,092	$1,266	$44,593

Financing Receivables:
Ending Balance: total loans by group	$567,552	$1,815,063	$119,309	$77,230	$447,906	$648,475	$47,590	$3,723,125	(1)

Ending Balance: individually evaluated for impairment	$2,956	$32,611	$551	$3,025	$12,699	$474	$2,146	$54,462

Ending Balance: collectively evaluated for impairment	$564,596	$1,782,452	$118,758	$74,205	$435,207	$648,001	$45,444	$3,668,663

As of December 31, 2010
		(Dollars in Thousands)
	Commercial and	Commercial Real	Commercial	Small	Residential Real	Consumer	Consumer
	Industrial	Estate	Construction	Business	Estate	Home Equity	Other	Total

Allowance for Loan Losses:
Beginning Balance	$7,545	$19,451	$2,457	$3,372	$2,840	$3,945	$2,751	$42,361
Charge-offs	(5,170)	(3,448)	(1,716)	(2,279)	(557)	(939)	(2,078)	(16,187)
Recoveries	361	1	—	217	59	131	657	1,426
Provision	7,687	5,935	1,404	2,430	573	232	394	18,655

Ending Balance	$10,423	$21,939	$2,145	$3,740	$2,915	$3,369	$1,724	$46,255

Ending Balance: individually evaluated for impairment	$511	$411	$151	$221	$991	$17	$245	$2,547

Ending Balance: collectively evaluated for impairment	$9,912	$21,528	$1,994	$3,519	$1,924	$3,352	$1,479	$43,708

Financing Receivables:
Ending Balance: total loans by group	$502,952	$1,717,118	$129,421	$80,026	$478,111	$579,278	$68,773	$3,555,679	(1)

Ending Balance: individually evaluated for impairment	$3,823	$26,665	$1,999	$2,494	$9,963	$428	$2,014	$47,386

Ending Balance: collectively evaluated for impairment	$499,129	$1,690,453	$127,422	$77,532	$468,148	$578,850	$66,759	$3,508,293

(1)	The amount of deferred fees included in the ending balance was $2.8 million at September 30, 2011 and December 31, 2010, respectively.
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
Commercial Real Estate — Construction — Loans in this category consist of short-term construction loans, revolving and non-revolving credit lines and construction/permanent loans to finance the acquisition, development and construction or rehabilitation of real property. Project types include: residential 1-4 family condominium and multi-family homes, commercial/retail, office, industrial, hotels, educational and healthcare facilities and other specific use properties. Loans may be written with non-amortizing or hybrid payment structures depending upon the type of project. Collateral values are determined based upon third party appraisals and evaluations. Loan to value ratios at origination are governed by established policy and regulatory guidelines. Repayment sources vary depending upon the type of project and may consist of: sale or lease of units, operating cash flows or liquidation of other assets.
Small Business — Loans in this category consist of revolving, term loan and mortgage obligations extended to sole proprietors and small businesses for purposes of financing working capital and/or capital investment. Collateral generally consists of pledges of business assets including, but not limited to: accounts receivable, inventory, plant & equipment, or real estate (if applicable). Repayment sources consist of: primarily, operating cash flows, and secondarily, liquidation of assets.
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
     For the commercial and industrial, commercial real estate, commercial construction and small business portfolios, the Company utilizes a 10-point commercial risk-rating system, which assigns a risk-grade to each borrower based on a number of quantitative and qualitative factors associated with a commercial loan transaction. Factors considered include industry and market conditions, position within the industry, earnings trends, operating cash flow, asset/liability values, debt capacity, guarantor strength, management and controls, financial reporting, collateral, and other considerations. The risk-ratings categories are defined as follows:
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
     The credit quality of the commercial loan portfolio is actively monitored and any changes in credit quality are reflected in risk-rating changes. Risk-ratings are assigned or reviewed for all new loans, when advancing significant additions to existing relationships (over $50,000), at least quarterly for all actively managed loans, and any time a significant event occurs, including at renewal of the loan.
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

     The following table details the internal risk-rating categories for the Company’s commercial and industrial, commercial real estate, commercial construction and small business portfolios:

		September 30, 2011
	Risk	Commercial	Commercial	Commercial
Category	Rating	and Industrial	Real Estate	Construction	Small Business	Total
	(Dollars in Thousands)
Pass	1-6	$521,319	$1,605,283	$107,524	$69,108	$2,303,234
Potential Weakness	7	25,585	111,349	5,546	4,336	146,816
Definite Weakness — Loss Unlikely	8	19,020	97,083	6,239	3,640	125,982
Partial Loss Probable	9	1,628	1,348	—	146	3,122
Definite Loss	10	—	—	—	—	—

TOTAL		$567,552	$1,815,063	$119,309	$77,230	$2,579,154

		December 31, 2010
	Risk	Commercial	Commercial	Commercial
Category	Rating	and Industrial	Real Estate	Construction	Small Business	Total
	(Dollars in Thousands)
Pass	1-6	$445,116	$1,496,822	$110,549	$70,987	$2,123,474
Potential Weakness	7	30,250	99,400	6,311	5,252	141,213
Definite Weakness — Loss Unlikely	8	25,864	117,850	12,561	3,533	159,808
Partial Loss Probable	9	1,722	3,046	—	254	5,022
Definite Loss	10	—	—	—	—	—

TOTAL		$502,952	$1,717,118	$129,421	$80,026	$2,429,517

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

	As of
	September 30,	December 31,
	2011	2010
Residential Portfolio
FICO Score (re-scored) (1)	734	738
Combined LTV (re-valued) (2)	66.0%	64.0%

Home Equity Portfolio
FICO Score (re-scored) (1)	761	760
Combined LTV (re-valued) (2)	55.0%	55.0%

(1)	The average FICO scores above for September 30, 2011 are based upon rescores available from August 2011, and actual score data for loans booked between September 1 and September 30, 2011. The average FICO scores above for December 31, 2010 are based upon re-scores available from November 2010 and actual score data for loans booked between December 1 and December 31, 2010.

(2)	The combined LTV ratios for September 30, 2011 are based upon updated automated valuations as of May 31, 2011. The combined LTV ratios at December 31, 2010 are based upon updated automated valuations as of November 30, 2010.
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

     The following table shows nonaccrual loans at the dates indicated:

	September 30,	December 31,
	2011	2010
	(Dollars In Thousands)
Loans accounted for on a nonaccrual basis (1)
Commercial and Industrial	$1,836	$3,123
Commercial Real Estate	10,121	7,837
Commercial Construction	552	1,999
Small Business	1,032	887
Residential Real Estate	10,420	6,728
Home Equity	2,009	1,752
Consumer — Other	327	505

TOTAL NONACCRUAL LOANS	$26,297	$22,831

(1)	Included in these amounts w ere $8.5 million and $4.0 million nonaccruing TDRs at September 30, 2011 and December 31, 2010, respectively.
     The following table shows the age analysis of past due financing receivables as of the dates indicated:

September 30, 2011
											Recorded
	30-59 days		60-89 days		90 days or more		Total Past Due			Total	Investment
	Number	Principal	Number	Principal	Number	Principal	Number	Principal		Financing	>90 Days
	of Loans	Balance	of Loans	Balance	of Loans	Balance	of Loans	Balance	Current	Receivables	and Accruing
	(Dollars in Thousands)
Commercial and Industrial	12	$775	1	$85	19	$1,129	32	$1,989	$565,563	$567,552	$—
Commercial Real Estate	19	6,268	4	1,123	29	5,452	52	12,843	1,802,220	1,815,063	—
Commercial Construction	1	133	—	—	3	551	4	684	118,625	119,309	—
Small Business	18	335	8	146	24	174	50	655	76,575	77,230	—
Residential Real Estate	8	1,596	9	3,226	32	5,511	49	10,333	431,267	441,600	—
Residential Construction	—	—	—	—	—	—	—	—	6,306	6,306	—
Home Equity	30	1,808	10	425	19	1,329	59	3,562	644,913	648,475	—
Consumer -Other	269	1,947	51	609	72	447	392	3,003	44,587	47,590	328

TOTAL	357	$12,862	83	$5,614	198	$14,593	638	$33,069	$3,690,056	$3,723,125	$328

December 31, 2010
											Recorded
	30-59 days		60-89 days		90 days or more		Total Past Due			Total	Investment
	Number	Principal	Number	Principal	Number	Principal	Number	Principal		Financing	>90 Days
	of Loans	Balance	of Loans	Balance	of Loans	Balance	of Loans	Balance	Current	Receivables	and Accruing
						(Dollars in Thousands)
Commercial and Industrial	16	$1,383	8	$910	18	$2,207	42	$4,500	$498,452	$502,952	$—
Commercial Real Estate	13	2,809	7	4,820	29	6,260	49	13,889	1,703,229	1,717,118	—
Commercial Construction	—	—	—	—	9	1,999	9	1,999	127,422	129,421	—
Small Business	23	1,071	11	302	19	420	53	1,793	78,233	80,026	—
Residential Real Estate	14	4,793	6	865	21	4,050	41	9,708	464,228	473,936	—
Residential Construction	—	—	—	—	—	—	—	—	4,175	4,175	—
Home Equity	31	1,737	8	878	12	1,095	51	3,710	575,568	579,278	4
Consumer -Other	402	2,986	89	478	85	564	576	4,028	64,745	68,773	273

TOTAL	499	$14,779	129	$8,253	193	$16,595	821	$39,627	$3,516,052	$3,555,679	$277

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
     The following table shows the Company’s total TDRs and other pertinent information as of the dates indicated:

	As of September 30, 2011	As of December 31, 2010
	(Dollars in Thousands)	(Dollars in Thousands)
TDRs on Accrual Status	$35,633	$26,091
TDRs on Nonaccrual	8,520	3,982

TOTAL TDR’S	$44,153	$30,073

Amount of specific reserves included in the allowance for loan loss associated with TDRs:	$1,921	$1,658

Additional commitments to lend to a borrower who has been a party to a TDR:	$1,668	$1,240
     The Bank’s policy is to have any restructured loan which is on nonaccrual status prior to being modified remain on nonaccrual status for six months, subsequent to being modified, before management considers its return to accrual status. If the restructured loan is on accrual status prior to being modified, it is reviewed to determine if the modified loan should remain on accrual status. Additionally, loans classified as TDRs are adjusted accordingly to reflect the changes in value of the recorded investment in the loan, if any, resulting from the granting of a concession.

     The following table shows the modifications which occurred during the periods indicated and the change in the recorded investment subsequent to the modifications occurring:

	Three Months Ended,			Three Months Ended,
	September 30, 2011			September 30, 2010
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding Recorded	Outstanding Recorded		Outstanding Recorded	Outstanding Recorded
	Number of Contracts	Investment	Investment (1)	Number of Contracts	Investment	Investment
		(Dollars in Thousands)			(Dollars in Thousands)
Troubled Debt Restructurings
Commercial & Industrial	1	$200	$200	9	$118	$118
Commercial Real Estate	2	872	872	5	4,506	4,506
Small Business	14	480	480	14	460	460
Residential Real Estate (2)	2	203	203	8	2,436	2,514
Consumer — Home Equity	—	—	—	1	68	68
Consumer — Other	26	302	302	12	159	159

SUBTOTAL	45	$2,057	$2,057	49	$7,747	$7,825

	Nine Months Ended,			Nine Months Ended,
	September 30, 2011			September 30, 2010
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding Recorded	Outstanding Recorded		Outstanding Recorded	Outstanding Recorded
	Number of Contracts	Investment	Investment	Number of Contracts	Investment	Investment
		(Dollars in Thousands)			(Dollars in Thousands)
Troubled Debt Restructurings
Commercial & Industrial	5	$410	$410	10	$952	$952
Commercial Real Estate	8	6,151	6,151	11	11,522	11,522
Small Business	34	1,267	1,267	47	1,518	1,518
Residential Real Estate (1)	11	3,082	3,130	14	4,780	4,886
Consumer — Home Equity	3	127	127	4	296	296
Consumer — Other	71	816	816	71	863	863

SUBTOTAL	132	$11,853	$11,901	157	$19,931	$20,037

(1)	The post-modification balances represent the balance of the loan on the date of modifications. These amounts may show an increase when modifications include a capitalization of interest.

(2)	Residential real estate includes residential construction.
     The following table shows the Company’s post-modification balance of TDRs listed by type of modification as of the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in Thousands)		(Dollars in Thousands)
Extended Maturity	$481	$687	$3,978	$9,403
Adjusted Interest Rate	622	5	647	52
Combination Rate & Maturity	954	7,133	7,276	10,582

TOTAL	$2,057	$7,825	$11,901	$20,037

     The following table shows the loans that have been modified during the past twelve months which have subsequently defaulted during the periods indicated. The Company considers a loan to have defaulted when it reaches 90 days past due.

	For the Three Months Ended September 30,
	2011		2010
	Number	Recorded	Number	Recorded
	of Contracts	Investment	of Contracts	Investment
	(Dollars in Thousands)		(Dollars in Thousands)
Troubled Debt Restructurings
That Subsequently Defaulted (1)
Commercial & Industrial	—	$—	—	$—
Commercial Real Estate	—	—	—	—
Small Business	2	66	2	22
Residential Real Estate (2)	1	378	2	951
Consumer — Home Equity	—	—	—	—
Consumer — Other	2	11	2	11

SUBTOTAL	5	$455	6	$984

	For the Nine Months Ended September 30,
	2011		2010
	Number	Recorded	Number	Recorded
	of Contracts	Investment	of Contracts	Investment
	(Dollars in Thousands)		(Dollars in Thousands)
Troubled Debt Restructurings
That Subsequently Defaulted
Commercial & Industrial	—	$—	—	$—
Commercial Real Estate	—	—	—	—
Small Business	2	66	2	22
Residential Real Estate (2)	1	378	2	951
Consumer — Home Equity	—	—	—	—
Consumer — Other	2	11	2	11

SUBTOTAL	5	$455	6	$984

(1)	This table does not reflect any TDRs which were charged off during the periods indicated. The amount of TDRs that were modified in the past twelve months that were charged off were $358,000 for the three and nine months ended September 30, 2011 and $20,000 and $29,000 for the three and nine months ended September 30, 2010.

(2)	Residential real estate includes residential construction.
     All TDR loans are considered impaired and therefore are subject to a specific review for impairment. The impairment analysis appropriately discounts the present value of the anticipated cash flows by the loan’s contractual rate of interest in effect prior to the loan’s modification. The amount of impairment, if any, is recorded as a specific loss allocation to each individual loan in the allowance for loan losses. Commercial loans (commercial and industrial, commercial construction, commercial real estate and small business loans) and residential loans that have been classified as TDRs and which subsequently default are reviewed to determine if the loan should be deemed collateral dependent. In such an instance, any shortfall between the value of the collateral and the book value of the loan is determined by measuring the recorded investment in the loan against the fair value of the collateral less costs to sell. The Company charges off the amount of any confirmed loan loss in the period when the loans, or portion of loans, are deemed uncollectible. Smaller balance consumer TDR loans are reviewed to determine when a charge-off is appropriate.
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

     The table below sets forth information regarding the Company’s impaired loans as of the dates indicated:

				For the Three Months Ended		For the Nine Months Ended
	As of September 30, 2011			September 30, 2011		September 30, 2011
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
	(Dollars in Thousands)
With no Related Allowance Recorded:
Commercial & Industrial	$2,182	$2,783	$—	$2,236	$46	$2,527	$143
Commercial Real Estate	19,317	19,644	—	19,391	345	19,600	1,020
Commercial Construction	551	551	—	551	11	560	32
Small Business	1,621	1,674	—	1,641	28	1,627	82
Residential Real Estate (1)	1	1	—	2	—	5	—
Consumer — Home Equity	22	22	—	22	—	22	1
Consumer — Other	44	84	—	90	2	113	5

Subtotal	23,738	24,759	—	23,933	432	24,454	1,283
With an Allowance Recorded:
Commercial & Industrial	$774	$777	$558	$756	$12	$926	$41
Commercial Real Estate	13,294	13,637	306	13,247	183	13,304	569
Commercial Construction	—	—	—	—	—	—	—
Small Business	1,404	1,430	299	1,401	21	1,505	67
Residential Real Estate (1)	12,698	13,316	1,258	12,721	132	12,744	378
Consumer — Home Equity	452	492	24	457	8	480	22
Consumer — Other	2,102	2,116	240	2,043	20	1,919	56

Subtotal	30,724	31,768	2,685	30,625	376	30,878	1,133

TOTAL	$54,462	$56,527	$2,685	$54,558	$808	$55,332	$2,416

				For the Three Months Ended		For the Nine Months Ended
	As of September 30, 2010			September 30, 2010		September 30, 2010
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
	(Dollars in Thousands)
With no Related Allowance Recorded:
Commercial & Industrial	$2,904	$3,756	$—	$2,996	$58	$2,944	$169
Commercial Real Estate	15,785	16,367	—	16,024	275	16,367	834
Commercial Construction	—	—	—	—	—	—	—
Small Business	719	835	—	747	15	821	43
Residential Real Estate (1)	205	205	—	205	—	206	10
Consumer — Home Equity	—	—	—	—	—	—	—
Consumer — Other	—	—	—	—	—	—	—

Subtotal	19,613	21,163	—	19,972	348	20,338	1,056
With an Allowance Recorded:
Commercial & Industrial	$1,631	$2,399	$864	$1,641	$31	$2,181	$91
Commercial Real Estate	7,247	7,502	444	7,256	104	7,543	346
Commercial Construction	—	—	—	—	—	—	—
Small Business	1,880	2,010	307	1,994	31	1,942	90
Residential Real Estate (1)	9,106	9,469	855	9,075	130	9,186	267
Consumer — Home Equity	409	415	14	410	6	411	14
Consumer — Other	1,554	1,572	188	1,521	16	1,253	42

Subtotal	21,827	23,367	2,672	21,897	318	22,516	850

TOTAL	$41,440	$44,530	$2,672	$41,869	$666	$42,854	$1,906

(1)	Includes residential construction loans.

NOTE 5 — EARNINGS PER SHARE
     Basic earnings per share is calculated by dividing net income available to common shareholders by the weighted average number of participating common shares outstanding. Unvested restricted shares are considered outstanding in the computation of basic earnings per share as holders of unvested restricted stock awards participate fully in the awards of stock ownership of the Company, including voting and dividend rights. Diluted earnings per share is calculated in a manner similar to that of basic earnings per share except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares (such as those resulting from the exercise of stock options) were issued during the period, computed using the treasury stock method.
     During 2011, the Company issued performance-based restricted stock awards to non-executive bank employees which will vest if certain performance measures are met. These performance-based restricted stock awards do not participate in the rewards of stock ownership of the Company until vested. As a result, these awards are not considered in the calculation of basic earnings per share. To the extent the performance measures outlined in the performance-based restricted stock award agreements are met in advance of vesting, the shares will be included in the diluted earnings per share calculation, computed using the treasury stock method.
     Earnings per share consisted of the following components for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

	(Dollars in Thousands)		(Dollars in Thousands)
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$11,959	$11,145	$34,267	$28,402

	Weighted Average Shares			Weighted Average Shares
BASIC SHARES	21,463,714	20,981,372	(1)	21,401,885	20,961,378	(1)
Effect of Dilutive Securities	13,077	52,793		32,452	74,536

DILUTIVE SHARES	21,476,791	21,034,165		21,434,337	21,035,914

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS PER SHARE
BASIC EPS	$0.56	$0.53		$1.60	$1.35
Effect of Dilutive Securities	—	—		—	—

DILUTIVE EPS	$0.56	$0.53		$1.60	$1.35

(1)	Unvested restricted stock awards were not considered outstanding in the computation of basic earnings per share due to the immaterial balance for the three and nine months ended September 30, 2010.
     The following table illustrates the options to purchase common stock that were excluded from the calculation of diluted earnings per share because they were anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Stock Options	888,963	1,007,005	820,871	797,564
NOTE 6- STOCK BASED COMPENSATION
Restricted Stock Awards
     During 2011 the Company has made the following restricted stock award grants:

Date	Shares Granted	Plan	Fair Value	Vesting Period
2/10/2011	27,750	2005 Employee Stock Plan	$27.58	Ratably over 5 years from grant date
2/17/2011	33,000	2005 Employee Stock Plan	$27.43	Ratably over 5 years from grant date
5/3/2011	3,000	2005 Employee Stock Plan	$29.00	Ratably over 5 years from grant date
5/24/2011	9,800	2010 Non-Employee Director Stock Plan	$28.88	At the end of 5 years from grant date (1)

(1)	These restricted stock grants issued out of the 2010 Non-Employee Director Stock Plan will vest at the end of a five year period, or earlier if the director ceases to be a director for any reason other than cause, such as, for example, by retirement. If a non-employee director is removed from the Board for cause, the Company has ninety (90) days within which to exercise a right to repurchase any unvested portion of any restricted stock award from the non-employee director for the aggregate price of one dollar ($1.00).
     The fair value of the restricted stock awards are based upon the average of the high and low price at which the Company’s common stock traded on the date of grant. The holders of these awards participate fully in the rewards of stock ownership of the Company, including voting and dividend rights.
Performance-Based Restricted Stock Awards
     On August 8, 2011, the Company granted 3,637 performance-based restricted stock awards to certain non-executive Bank employees. These performance-based restricted stock awards were issued from the 2005 Employee Stock Plan, were determined to have a fair value per share of $23.81 and vest on December 31, 2014. The number of shares vested as of December 31, 2014 may be adjusted in accordance with the attainment of certain performance measures outlined in the award agreement. These awards will be accounted for as equity awards due to the nature of these awards and the fact that these shares will not be settled in cash.
     The fair value of the performance-based restricted stock awards is based upon the average of the high and low price at which the Company’s common stock traded on the date of grant. The holders of these awards do not participate in the rewards of stock ownership of the Company until vested.

Stock Options
     During 2011 the Company made the following awards of non-qualified options to purchase shares of common stock:

Date	Shares Granted	Plan	Fair Value	Vesting Period (Ratably)	Expiration Date
2/10/2011	40,000	2005 Employee Stock Plan	$6.81	3 years from grant date	2/10/2021
2/17/2011	54,000	2005 Employee Stock Plan	$6.39	3 years from grant date	2/17/2021
5/24/2011	7,000	2010 Non-Employee Director Stock Plan	$6.72	3 year period ending 1/1/2013	5/24/2021
     The following table shows the assumptions used to determine the fair value of the granted options:

	February 10,	February 17,	May 24,
	2011	2011	2011
Volatility	32.38%	32.11%	32.95%
Expected Life	5.5 Years	5 Years	5 Years
Dividend Yield	2.90%	2.89%	2.87%
Risk Free Interest Rate	2.57%	2.27%	1.81%
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
     The Company does not enter into proprietary trading positions for any derivatives.
Asset Liability Management
     The Company currently utilizes interest rate swap agreements as hedging instruments against interest rate risk associated with the Company’s borrowings. An interest rate swap is an agreement whereby one party agrees to pay a floating rate of interest on a notional principal amount in exchange for receiving a fixed rate of interest on the same notional amount, for a predetermined period of time, from a second party. The amounts relating to the notional principal amount are not actually exchanged. The maximum length of time over which the Company is currently hedging its exposure to the variability in future cash flows for forecasted transactions related to the payment of variable interest on existing financial instruments is eight years.
     The following table reflects the Company’s derivative positions for the periods indicated below for interest rate swaps which qualify as hedges for accounting purposes:

As of September 30, 2011
				Receive			Fair Value at
Notional	Trade	Effective	Maturity	(Variable)	Current Rate	Pay Fixed	September 30,
Amount	Date	Date	Date	Index	Received	Swap Rate	2011

(Dollars in Thousands)
$25,000	16-Feb-06	28-Dec-06	28-Dec-16	3 Month LIBOR	0.35%	5.04%	$(4,883)
25,000	16-Feb-06	28-Dec-06	28-Dec-16	3 Month LIBOR	0.35%	5.04%	(4,884)
25,000	8-Dec-08	10-Dec-08	10-Dec-13	3 Month LIBOR	0.34%	2.65%	(1,132)
25,000	9-Dec-08	10-Dec-08	10-Dec-13	3 Month LIBOR	0.34%	2.59%	(1,101)
25,000	9-Dec-08	10-Dec-08	10-Dec-18	3 Month LIBOR	0.34%	2.94%	(2,280)
50,000	17-Nov-09	20-Dec-10	20-Dec-14	3 Month LIBOR	0.35%	3.04%	(3,665)
25,000	5-May-11	10-Jun-11	10-Jun-15	3 Month LIBOR	0.34%	1.71%	(761)
40,000	18-Aug-11	2-Apr-12	10-Mar-19	3 Month LIBOR	TBD	1.89%	(174	) (1)

$240,000							$(18,880)

As of December 31, 2010
				Receive			Fair Value at
Notional	Trade	Effective	Maturity	(Variable)	Current Rate	Pay Fixed	December 31,
Amount	Date	Date	Date	Index	Received	Swap Rate	2010

(Dollars in Thousands)
$25,000	16-Feb-06	28-Dec-06	28-Dec-16	3 Month LIBOR	0.30%	5.04%	$(3,713)
25,000	16-Feb-06	28-Dec-06	28-Dec-16	3 Month LIBOR	0.30%	5.04%	(3,682)
25,000	8-Dec-08	10-Dec-08	10-Dec-13	3 Month LIBOR	0.30%	2.65%	(1,044)
25,000	9-Dec-08	10-Dec-08	10-Dec-13	3 Month LIBOR	0.30%	2.59%	(1,002)
25,000	9-Dec-08	10-Dec-08	10-Dec-18	3 Month LIBOR	0.30%	2.94%	(109)
50,000	17-Nov-09	20-Dec-10	20-Dec-14	3 Month LIBOR	0.30%	3.04%	(2,656)

$175,000							$(12,206)

(1)	In August 2011, the Company entered into a forward starting swap with a notional amount of $40.0 million, with the intention of hedging $40.0 million of a future FHLB advance to be originated in April 2012.
     For derivative instruments that are designated and qualify as hedging instruments, the effective portion of the gains or losses is reported as a component of OCI, and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The Company expects approximately $5.6 million (pre-tax), to be reclassified to interest expense from OCI, related to the Company’s cash flow hedges in the next twelve months. This reclassification is due to anticipated payments that will be made and/or received on the swaps based upon the forward curve as of September 30, 2011.
     The ineffective portion of a cash flow hedge is recognized directly in earnings. The Company did not recognize any ineffectiveness for the three and nine months ending

September 30, 2011, and recognized an immaterial amount related to hedge ineffectiveness during the three and nine months ending September 30, 2010.
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
     The table below presents the net amortization income recognized as an offset to interest expense related to previously terminated swaps for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Dollars in Thousands)		(Dollars in Thousands)
Net Amortization Income	$61	$61	$183	$161
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
     Foreign exchange contracts offered to commercial borrowers through the Bank’s derivative program do not qualify as hedges for accounting purposes. The Bank acts as a seller and buyer of foreign exchange contracts to accommodate its customers. To mitigate the market and liquidity risk associated with these derivatives, the Bank enters into similar offsetting positions.
     The following table reflects the Company’s customer related derivative positions for the periods indicated below for those derivatives not designated as hedging:

	Number of	Notional Amount Maturing
	Positions	2011	2012	2013	2014	Thereafter	Total	Fair Value

	(Dollars in Thousands)
As of September 30, 2011

Loan Level Swaps
Receive fixed, pay variable	90	$—	—	19,804	80,943	250,458	$351,205	$23,709

Pay fixed, receive variable	90	$—	—	19,804	80,943	250,458	$351,205	$(23,761)

Foreign Exchange Contracts
Buys foreign exchange, sells US currency	5	$6,953	7,936	—	—	—	$14,889	$(702)

Buys US currency, sells foreign exchange	5	$6,953	7,936	—	—	—	$14,889	$712

As of December 31, 2010

Loan Level Swaps
Receive fixed, pay variable	72	$—	—	21,624	83,051	202,275	$306,950	$7,673

Pay fixed, receive variable	72	$—	—	21,624	83,051	202,275	$306,950	$(7,835)

Foreign Exchange Contracts
Buys foreign exchange, sells US currency	18	$41,706	—	—	—	—	$41,706	$1,301

Buys US currency, sells foreign exchange	18	$41,706	—	—	—	—	$41,706	$(1,286)
     The table below presents the changes in the fair value for the periods indicated of net customer related positions which are recorded directly in earnings as they are not afforded hedge accounting treatment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Dollars in Thousands)		(Dollars in Thousands)
Change in Fair Value	$52	$47	$105	$(99)

     The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet at the periods indicated:

Fair Values of Derivative Instruments
	Asset Derivatives			Liability Derivatives
		Fair Value at	Fair Value at		Fair Value at	Fair Value at
	Balance Sheet	September 30,	December 31,	Balance Sheet	September 30,	December 31,
	Location	2011	2010	Location	2011	2010
	(Dollars In Thousands)			(Dollars In Thousands)
Derivatives designated as hedges:
Interest rate swaps	Other Assets	$—	$—	Other Liabilities	$18,880	$12,206

Derivatives not designated as hedges:
Customer Related Positions:
Loan level swaps	Other Assets	$23,709	$9,813	Other Liabilities	$23,761	$9,975

Foreign exchange contracts	Other Assets	712	1,655	Other Liabilities	702	1,640

TOTAL		$24,421	$11,468		$24,463	$11,615

     The table below presents the effect of the Company’s derivative financial instruments included in OCI and current earnings for the periods indicated:
Amount of Derivative Gain/(Loss) Recognized/Reclassified

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Dollars in Thousands)		(Dollars in Thousands)
Gain/(Loss) in OCI on Derivative (Effective Portion), Net of Tax	$(4,110)	$3,367	$(6,518)	$10,310

Gain/(Loss) Reclassified from OCI into Interest Income (Effective Portion)	$(1,467)	$948	$(4,065)	$2,926

Gain/(Loss) Recognized in Interest Income on Derivative (Ineffective Portion & Amount Excluded from Effectiveness Testing)	$—	$—	$—	$—

     Derivative contracts involve the risk of dealing with derivative counterparties and their ability to meet contractual terms. Institutional counterparties must have an investment grade credit rating and be approved by the Company’s Board of Directors. The Company’s credit exposure on interest rate swaps is limited to the net positive fair value and accrued interest of all swaps with each counterparty. The Company had no exposure relating to interest rate swaps with institutional counterparties at September 30, 2011 or December 31, 2010. The Company’s exposure relating to customer related positions was approximately $24.2 million and $10.2 million at September 30, 2011 and December 31, 2010, respectively. Credit exposure may be reduced by the amount of collateral pledged by the counterparty.
     The Company currently holds derivative instruments that contain credit-risk related contingent features that are in a net liability position, which require the Company to assign collateral. The notional amount of these instruments as of September 30, 2011 and December 31, 2010 was $591.2 million and $482.0 million, respectively. The aggregate fair value of these instruments at September 30, 2011 and December 31, 2010 were $42.6 million and $20.0 million, respectively. The Company has collateral assigned to these derivative instruments amounting to $47.0 million and $30.8 million, respectively. Collateral legally required to be maintained at dealer banks by the Company is monitored and adjusted as necessary. Per a review completed by management of these instruments at September 30, 2011 it was determined that no additional collateral would have to be posted to immediately settle these instruments.
     The Company does not offset fair value amounts recognized for derivative instruments. The Company does net the amount recognized for the right to reclaim cash collateral against the obligation to return cash collateral arising from derivative instruments executed with the same counterparty under a master netting arrangement.
Mortgage Derivatives
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
     The table below summarizes the fair value of residential mortgage loans commitments, forward sales agreements, and loans held for sale:

	Fair Value at
	September 30,	December 31,
	2011	2010
	(Dollars in Thousands)
Interest Rate Lock Commitments	$441	$(459)
Forward Sales Agreements	$(777)	$1,052
Loans Held for Sale Fair Value Adjustment	$336	$(593)

	Change for the Three Months		Change for the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
	(Dollars in Thousands)		(Dollars in Thousands)
Interest Rate Lock Commitments	$468	$(52)	$900	$998
Forward Sales Agreements	(750)	44	(1,829)	(1,470)
Loans Held for Sale Fair Value Adjustment	282	227	929	228

TOTAL CHANGE IN FAIR VALUE (1)	$—	$219	$—	$(244)

(1)	Changes in these fair values are recorded as a component of Mortgage Banking Income.
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
Trading Securities
These equity and fixed income securities are valued based on quoted market prices. These securities are categorized in Level 1 as they are actively traded and no valuation adjustments have been applied.
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
Derivative Instruments
Derivatives
The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analyses on the expected cash flows of derivatives. These analyses reflect the contractual terms of the derivatives, including the period to maturity, and use observable market-based inputs, including interest rate curves and implied volatilities. The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings. Although the Company has determined that the majority of the inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. However, as of September 30, 2011, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2.
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

Other Real Estate Owned
The fair values are estimated based upon recent appraisal values of the property less estimated costs to sell the property. Certain inputs used in appraisals are not always observable, and therefore Other Real Estate Owned may be categorized as Level 3 within the fair value hierarchy. When inputs used in appraisals are observable, they are classified as Level 2.
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
Goodwill and Other Intangible Assets
Goodwill and identified intangible assets are subject to impairment testing. The Company conducts an annual impairment test of goodwill in the third quarter of each year and more frequently if necessary. Intangible assets that are subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. To estimate the fair value of goodwill and other intangible assets the Company utilizes both a comparable analysis of relevant price multiples in recent market transactions and discounted cash flow analysis. Both valuation models require a significant degree of management judgment. In the event the fair value as determined by the valuation model is less than the carrying value, the goodwill and/or other intangibles may be impaired. If the impairment testing resulted in impairment, the Company would classify goodwill and other intangible assets subjected to non-recurring fair value adjustments as Level 3.

     Assets and Liabilities Measured at Fair Value on a Recurring Basis at the periods indicated were as follows:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Balance	(Level 1)	(Level 2)	(Level 3)
	(Dollars in Thousands)
September 30, 2011
Description
Assets
Trading Securities	$7,984	$7,984	$—	$—
Securities Available for Sale:
U.S. Treasury Securities	—	—	—	—
Agency Mortgage-Backed Securities	243,067	—	243,067	—
Agency Collateralized Mortgage Obligations	36,155	—	36,155	—
Private Mortgage-Backed Securities	6,825	—	—	6,825
Single Issuer Trust Preferred Securities Issued by Banks and Insurers	4,138	—	—	4,138
Pooled Trust Preferred Securities Issued by Banks and Insurers	2,888	—	—	2,888
Loans Held for Sale	22,156	—	22,156	—
Derivative Instruments	24,862	—	24,862	—
Liabilities
Derivative Instruments	44,120	—	44,120	—

December 31, 2010
Description
Assets
Trading Securities	$7,597	$7,597	$—	$—
Securities Available for Sale:
U.S. Treasury Securities	717	—	717	—
Agency Mortgage-Backed Securities	313,302	—	313,302	—
Agency Collateralized Mortgage Obligations	46,135	—	46,135	—
Private Mortgage-Backed Securities	10,254	—	—	10,254
Single Issuer Trust Preferred Securities Issued by Banks and Insurers	4,221	—	—	4,221
Pooled Trust Preferred Securities Issued by Banks and Insurers	2,828	—	—	2,828
Loans Held for Sale	27,917	—	27,917	—
Derivative Instruments	12,520	—	12,520	—
Liabilities
Derivative Instruments	24,280	—	24,280	—

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
	Securities Available for Sale
			Private
	Pooled Trust	Single Trust	Mortgage-
	Preferred	Preferred	Backed
	Securities	Securities	Securities	Total
	(Dollars in Thousands)

Balance at June 30, 2011	$3,425	$4,466	$8,118	$16,009

Gains and Losses (realized/unrealized)
Included in earnings	—	—	(28)	(28)
Included in Other Comprehensive Income	(532)	(328)	(69)	(929)
Purchases	—	—	—	—
Issuances	—	—	—	—
Settlements	(5)	—	(1,196)	(1,201)
Transfers in to Level 3	—	—	—	—

Balance at September 30, 2011	$2,888	$4,138	$6,825	$13,851

Balance at January 1, 2010	$2,595	$3,010	$14,289	$19,894

Gains and Losses (realized/unrealized)
Included in earnings	(112)	—	(222)	(334)
Included in Other Comprehensive Income	388	1,211	1,197	2,796
Purchases	—	—	—	—
Issuances	—	—	—	—
Settlements	(43)	—	(5,010)	(5,053)
Transfers in to Level 3	—	—	—	—

Balance at December 31, 2010	$2,828	$4,221	$10,254	$17,303

Gains and Losses (realized/unrealized)
Included in earnings	(8)	—	(196)	(204)
Included in Other Comprehensive Income	93	(83)	87	97
Purchases	—	—	—	—
Issuances	—	—	—	—
Settlements	(25)	—	(3,320)	(3,345)
Transfers in to Level 3	—	—	—	—

Balance at September 30, 2011	$2,888	$4,138	$6,825	$13,851

     Assets and liabilities measured at fair value on a non-recurring basis at the periods indicated were as follows:

	Fair Value Measurements at Reporting Date Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable	Total
		Assets	Inputs	Inputs	Gains
	Balance	(Level 1)	(Level 2)	(Level 3)	(Losses)
	(Dollars in Thousands)
As of September 30, 2011
Description
Impaired Loans	$30,724	$—	$—	$30,724	$(2,685)
Other Real Estate Owned	8,497	—	3,811	4,686	—
Mortgage Servicing Asset	1,230	—	—	1,230	—

As of December 31, 2010
Description

Impaired Loans	$23,411	$—	$—	$23,411	$(2,547)
Other Real Estate Owned	7,273	—	2,933	4,340	—
Mortgage Servicing Asset	1,635	—	—	1,635	—
     The estimated fair values and related carrying amounts of the Company’s financial instruments are as follows:

	September 30,		December 31,
	2011		2010
	BOOK	FAIR	BOOK	FAIR
	VALUE	VALUE	VALUE	VALUE
FINANCIAL ASSETS	(Dollars In Thousands)		(Dollars In Thousands)
Securities Held To Maturity (a)	$220,552	$228,755	$202,732	$201,234
Loans, Net of Allowance for Loan Losses (b)	3,675,847	3,708,613	3,509,424	3,554,761

FINANCIAL LIABILITIES
Time Certificates of Deposits ( c)	$641,468	$650,074	$693,176	$697,064
Federal Home Loan Bank Advances ( c)	257,873	255,970	302,414	297,740
Federal Funds Purchased and Assets Sold Under Repurchase Agreements ( c)	216,331	218,377	168,119	171,702
Junior Subordinated Debentures (d)	61,857	60,311	61,857	60,796
Subordinated Debentures ( c)	30,000	24,570	30,000	23,655

(a)	The fair values presented are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments and/or discounted cash flow analyses.

(b)	Fair value is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities or cash flows.

(c)	Fair value was determined by discounting anticipated future cash payments using rates currently available for instruments with similar remaining maturities.

(d)	Fair value was determined based upon market prices of securities with similar terms and maturities.
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

NOTE 9 — COMPREHENSIVE INCOME(LOSS)
     Information on the Company’s comprehensive income(loss), presented net of taxes, is set forth below for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30, 2011				Nine Months Ended September 30, 2011
	Pre Tax		Tax Expense	After Tax	Pre Tax		Tax Expense	After Tax
	Amount		(Benefit)	Amount	Amount		(Benefit)	Amount
	(Dollars in Thousands)				(Dollars in Thousands)
Change in Fair Value of Securities Available for Sale	$(412)		$(184)	$(228)	$879		$334	$545
Net Security Gains (Losses) Reclassified into Earnings	28	(1)	11	17	(519	) (1)	(202)	(317)

Net Change in Fair Value of Securities Available for Sale	(384)		(173)	(211)	360		132	228
Change in Fair Value of Cash Flow Hedges	(6,947	) (2)	(2,837)	(4,110)	(11,016	) (2)	(4,498)	(6,518)
Net Cash Flow Hedge Gains Reclassified into Earnings	1,467		599	868	4,065		1,699	2,366

Net Change in Fair Value of Cash Flow Hedges	(5,480)		(2,238)	(3,242)	(6,951)		(2,799)	(4,152)

Amortization of Certain Costs Included in Net Periodic Retirement Costs	131		53	78	473		143	330

TOTAL OTHER COMPREHENSIVE LOSS	$(5,733)		$(2,358)	$(3,375)	$(6,118)		$(2,524)	$(3,594)

	Three Months Ended September 30, 2010				Nine Months Ended September 30, 2010
	Pre Tax		Tax Expense	After Tax	Pre Tax		Tax Expense	After Tax
	Amount		(Benefit)	Amount	Amount		(Benefit)	Amount
	(Dollars in Thousands)				(Dollars in Thousands)
Change in Fair Value of Securities Available for Sale	$(2,354)		$(890)	$(1,464)	$5,176		$2,028	$3,148
Net Security Gains (Losses) Reclassified into Earnings	29	(1)	10	19	(190	)(1)	(55)	(135)

Net Change in Fair Value of Securities Available for Sale	(2,325)		(880)	(1,445)	4,986		1,973	3,013

Change in Fair Value of Cash Flow Hedges	(5,692	) (2)	(2,325)	(3,367)	(17,430	) (2)	(7,120)	(10,310)
Net Cash Flow Hedge Gains Reclassified into Earnings	948		387	561	2,926		1,206	1,720

Net Change in Fair Value of Cash Flow Hedges	(4,744)		(1,938)	(2,806)	(14,504)		(5,914)	(8,590)

Amortization of Certain Costs Included in Net Periodic Retirement Costs	40		16	24	118		48	70

TOTAL OTHER COMPREHENSIVE LOSS	$(7,029)		$(2,802)	$(4,227)	$(9,400)		$(3,893)	$(5,507)

(1)	Net security losses represent pre-tax OTTI credit related losses of $28,000 and $7,000 for the three months ended September 30, 2011 and 2010, respectively and there w ere no gains or losses and $22,000 in losses on sales of securities for the three months ended September 30, 2011 and 2010, respectively . For the nine months ended September 30, 2011 and 2010, net security losses represent pre-tax OTTI credit related losses of $204,000 and $269,000 and net gains on sales of securities of $723,000 and $458,000, respectively .

(2)	Includes the remaining balance of a realized but unrecognized gain, net of tax , from the termination of interest rate swaps in June 2009. The original gain of $1.3 million, net of tax will be recognized in earnings through December 2018, the original maturity date of the swap. The balance of this gain had amortized to $1.0 million and $1.2 million at September 30, 2011 and 2010, respectively .
Accumulated Other Comprehensive Loss, net of tax, is comprised of the following components:

	At September 30,
	2011	2010
	(Dollars in Thousands)
Unrealized gain on securities available for sale	$6,533	$7,406
Net actuarial loss and prior service cost for pension and other post retirement benefit plans	(764)	(1,142)
Unrealized loss on cash flow hedge	(11,169)	(10,202)
Deferred gain on hedge accounting transactions	1,040	1,184

TOTAL	$(4,360)	$(2,754)

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
     Although the Company believes that the expectations reflected in the Company’s forward-looking statements are reasonable, these statements involve risks and uncertainties that are subject to change based on various important factors (some of which are beyond the Company’s control). The following factors, among others, could cause the Company’s financial performance to differ materially from the Company’s goals, plans, objectives, intentions, expectations and other forward-looking statements:
•	a weakening in the United States economy in general and the regional and local economies within the New England region and Massachusetts, which could result in a deterioration of credit quality, a change in the allowance for loan losses, or a reduced demand for the Company’s credit or fee-based products and services;

•	adverse changes in the local real estate market could result in a deterioration of credit quality and an increase in the allowance for loan loss, as most of the Company’s loans are concentrated in eastern Massachusetts and Cape Cod, and to a lesser extent, Rhode Island, and a substantial portion of these loans have real estate as collateral;

•	the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve

System, could affect the Company’s business environment or affect the Company’s operations;

•	the effects of, any changes in, and any failure by the Company to comply with tax laws generally and requirements of the federal New Markets Tax Credit program in particular could adversely affect the Company’s tax provision and its financial results;

•	inflation, interest rate, market and monetary fluctuations could reduce net interest income and could increase credit losses;

•	adverse changes in asset quality could result in increasing credit risk-related losses and expenses;

•	changes in the deferred tax asset valuation allowance in future periods may adversely affect financial results;

•	competitive pressures could intensify and affect the Company’s profitability, including continued industry consolidation, the increased financial services provided by non-banks and banking reform;

•	a deterioration in the conditions of the securities markets could adversely affect the value or credit quality of the Company’s assets, the availability and terms of funding necessary to meet the Company’s liquidity needs, and the Company’s ability to originate loans and could lead to impairment in the value of securities in the Company’s investment portfolios, having an adverse effect on the Company’s earnings;

•	a further deterioration of the credit rating for U.S. long-term sovereign debt could adversely impact the Company. On August 5, 2011, Standard and Poor’s downgraded the U.S. long-term sovereign debt from AAA, the highest rating, to AA+, the second highest rating. This downgrade does not directly impact the immediate current financial position or outlook for the Company, but a further downgrade could result in a re-evaluation of the ‘risk-free’ rate used in many accounting models, other-than-temporary-impairment of securities and/or impairment of goodwill and other intangibles;

•	the potential need to adapt to changes in information technology could adversely impact the Company’s operations and require increased capital spending;

•	the risk of electronic fraudulent activity within the financial services industry, especially in the commercial banking sector due to cyber criminals targeting bank accounts and other customer information, which could adversely impact the Company’s operations, damage its reputation and require increased capital spending;

•	changes in consumer spending and savings habits could negatively impact the Company’s financial results;

•	acquisitions may not produce results at levels or within time frames originally anticipated and may result in unforeseen integration issues or impairment of goodwill and/or other intangibles;

•	new laws and regulations regarding the financial services industry including, but not limited to, the Dodd-Frank Wall Street Reform & Consumer Protection Act, may have significant effects on the financial services industry in general, and/or the Company in particular, the exact nature and extent of which is uncertain;

•	changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) generally applicable to the Company’s business could adversely affect the Company’s operations; and

•	changes in accounting policies, practices and standards, as may be adopted by the regulatory agencies as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board, and other accounting standard setters, could negatively impact the Company’s financial results.
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

			Three Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,
	2011	2011	2011	2010	2010
		(Dollars in Thousands, Except Per Share Data)
FINANCIAL CONDITION DATA:
Securities available for sale	$293,073	$305,895	$341,362	$377,457	$436,887
Securities held to maturity	220,552	233,109	239,305	202,732	180,623
Loans	3,723,125	3,725,231	3,628,374	3,555,679	3,408,043
Allowance for loan losses	47,278	46,637	46,444	46,255	45,619
Goodwill and Core Deposit Intangibles	141,103	141,489	141,951	141,956	142,422
Total assets	4,899,766	4,842,943	4,645,783	4,695,738	4,703,791
Total deposits	3,787,533	3,786,562	3,584,926	3,627,783	3,617,158
Total borrowings	568,264	535,670	556,718	565,434	577,429
Stockholders’ equity	461,066	455,702	447,985	436,472	425,661
Non-performing loans	26,625	21,926	23,397	23,108	24,687
Non-performing assets	36,647	30,963	33,856	31,493	34,789

OPERATING DATA:
Interest income	$48,935	$49,474	$48,958	$49,971	$50,588
Interest expense	7,261	7,398	7,485	8,582	9,391
Net interest income	41,674	42,076	41,473	41,389	41,197
Provision for loan losses	2,000	3,482	2,200	3,575	3,500
Non-interest income	12,315	13,474	12,598	14,263	11,654
Non-interest expenses	35,423	36,856	36,482	36,688	34,540
Net income available to the common shareholder	11,959	11,120	11,188	11,838	11,145

PER SHARE DATA:
Net income — Basic	$0.56	$0.52	$0.53	$0.56	$0.53
Net income — Diluted	0.56	0.52	0.52	0.56	0.53
Cash dividends declared	0.19	0.19	0.19	0.18	0.18
Book value (1)	21.48	21.24	20.93	20.57	20.08

OPERATING RATIOS:
Return on average assets	0.99%	0.95%	0.98%	1.01%	0.95%
Return on average common equity	10.28%	9.78%	10.24%	10.85%	10.38%
Net interest margin (on a fully tax equivalent basis)	3.84%	3.97%	4.02%	3.91%	3.89%
Equity to assets	9.41%	9.41%	9.64%	9.30%	9.05%
Dividend payout ratio	34.10%	36.65%	36.33%	32.25%	34.26%

ASSET QUALITY RATIOS:
Non-performing loans as a percent of gross loans	0.72%	0.59%	0.64%	0.65%	0.72%
Non-performing assets as a percent of total assets	0.75%	0.64%	0.73%	0.67%	0.74%
Allowance for loan losses as a percent of total loans	1.27%	1.25%	1.28%	1.30%	1.34%
Allowance for loan losses as a percent of non-performing loans	177.57%	212.70%	198.50%	200.17%	184.79%

CAPITAL RATIOS:
Tier 1 leverage capital ratio	8.59%	8.54%	8.48%	8.19%	7.99%
Tier 1 risk-based capital ratio	10.62%	10.46%	10.48%	10.28%	10.35%
Total risk-based capital ratio	12.67%	12.52%	12.55%	12.37%	12.47%

(1)	Calculated by dividing total stockholders’ equity by the total outstanding shares as of the end of each period.

Executive Level Overview
During the third quarter of 2011, the Company sustained its positive momentum, as its underlying business lines continued to perform well. The Company reported net income for the third quarter of $12.0 million, or $0.56 on a diluted per share basis, an increase of 7.3% and 5.7%, respectively, as compared to three months ended September 30, 2010. The following table illustrates key performance measures for the periods indicated:

	For the Three Months		For the Nine Months
	Ended		Ended
	September 30,		September 30,
	2011	2010	2011	2010
Diluted Earnings Per Share	$0.56	$0.53	$1.60	$1.35
Return on Average Assets	0.99%	0.95%	0.97%	0.83%
Return on Average Common Equity	10.28%	10.38%	10.10%	8.98%
Net Interest Margin	3.84%	3.89%	3.94%	3.97%
     Total loans remained consistent at $3.7 billion at September 30, 2011, compared with the prior quarter, and have grown by 6.3% since December 31, 2010 on an annualized basis. The Company continues to see strong loan growth in the home equity portfolio, with growth in the third quarter of 9.9%, on an annualized basis. Compared to the year ended December 31, 2010, commercial and home equity loan growth was 8.2% and 16.0%, respectively on an annualized basis during the nine months ended September 30, 2011. The Company continues to experience robust commercial and home equity loan demand and maintains a strong loan pipeline.
     Deposits remained consistent at $3.8 billion at September 30, 2011, as compared to the prior quarter. Core deposits increased by $30.5 million to $3.1 billion, while time deposits declined, as expected, decreasing at a modest pace by $29.5 million, or 4.4%, in the third quarter. Core deposits to total deposits rose to 83.1% as the Company continues to emphasize core deposits, and the total cost of deposits has steadily declined to 0.37% for the current quarter.
     The Company maintained a solid credit profile during the quarter. Net charge-offs decreased to $1.4 million, or 0.15% of average loans on an annualized basis for the third quarter of 2011 compared to $3.3 million, or 0.36%, for the quarter ended June 30, 2011. The provision for loan losses was $2.0 million for the quarter ended September 30, 2011, a decrease in provisioning from the prior quarter amount of $3.5 million, reflective of strong credit metrics and static loan balances. Nonperforming loans increased to $26.6 million, or 0.72% of total loans at September 30, 2011, from $21.9 million, or 0.59% of total loans at June 30, 2011. Delinquency as a percent of loans increased to 0.89% at September 30, 2011 compared to 0.83% at June 30, 2011. Early stage delinquency (30 to 89 days) increased slightly by 2 basis points to 0.50% of loans.

     The following charts represent a number of important asset quality indicators that management monitors:
     The Company’s net charge-offs over the trailing five quarters are shown in the table below:

     The following table shows the levels of the Company’s nonperforming loans over the trailing five quarters:
     Nonperforming assets are comprised of nonperforming loans, nonperforming securities, other real estate owned, and other assets in possession, and are closely managed to ensure an expedient workout. The following table shows the rollforward of nonperforming assets for the three and nine months ended September 30, 2011:

	For the		For the
	Three Months Ending		Nine Months Ending
Nonperforming Assets Reconciliation	September 30, 2011		September 30, 2011
	(Dollars in Thousands)		(Dollars in Thousands)
Nonperforming Assets Beginning Balance		$30,963		$31,493
New to Nonperforming		12,937		31,068
Loans Charged-Off		(2,172)		(8,243)
Loans Paid-Off		(2,708)		(9,772)
Loans Transferred to Other Real Estate Owned and Foreclosed Assets		(1,458)		(5,691)
Loans Restored to Accrual Status		(1,415)		(3,169)
Change to Other Real Estate Owned:
New to Other Real Estate Owned	$1,458		$5,691
Valuation Write Down	(655)		(1,461)
Sale of Other Real Estate Owned	(300)		(3,971)
Other	584		965

Total Change to Other Real Estate Owned	1,087	1,087	1,224	1,224
Other		(587)		(263)

NONPERFORMING ASSETS ENDING BALANCE		$36,647		$36,647

     The chart below shows the level of delinquencies over the trailing five quarters:
     The net interest margin decreased to 3.84% in the current quarter from 3.97% in the second quarter of 2011 and 3.89% in the third quarter of 2010, as a result of the prevailing low rate environment and the consequent pressure placed on new asset origination yields along with the Company’s relative inability to further reduce the cost of deposits.
     Non-interest income, excluding securities gains, decreased in the third quarter of 2011 when compared to the second quarter of 2011, mainly due to an increase in the unrealized losses on the Company’s trading assets due to market conditions. Non-interest income increased when compared to the third quarter of 2010 due to improved service charges, interchange and investment management revenue.
     Non-interest expense was down in the third quarter of 2011 when compared to the quarter ended June 30, 2011. The third quarter of 2011 included reductions in credit-related loan workout expenses and OREO property write-downs, decreases in advertising expense, as well as lower FDIC assessments due to a change in the assessment base during 2011 when compared to the linked quarter, offset by an increase in salary and benefit costs due to the Company’s growth initiatives. Non-interest expense has increased from the same period in 2011 due primarily to the increased salary and benefits in the current quarter as well as slight increases in occupancy costs as compared to the third quarter of 2010.
     Capital levels remained strong. The Company’s tier one leverage capital ratio rose to 8.6% for the quarter and the tangible common equity ratio (pro forma to include the deductibility of goodwill) remained consistent at 7.1%, showing that the Company continues to generate adequate levels of capital to internally fund future growth.

     The following table summarizes the impact of non-core items recorded for the time periods indicated below and reconciles them to the most comparable amounts calculated in accordance with Generally Accepted Accounting Principles (“GAAP”):

	Three Months Ended September 30,
	Net Income
	Available to Common		Diluted
	Shareholders		Earnings Per Share
	2011	2010	2011	2010
		(Dollars in Thousands)

AS REPORTED (GAAP)
Net Income available to Common Shareholders (GAAP)	$11,959	$11,145	$0.56	$0.53
Non-GAAP Measures:
Non-Interest Income Components:
Net Loss on Sale of Securities, net of tax	—	13	—	—
TOTAL IMPACT OF NON-CORE ITEMS	—	13	—	—

AS ADJUSTED (NON-GAAP)	$11,959	$11,158	$0.56	$0.53

	Nine Months Ended September 30,
	Net Income
	Available to Common		Diluted
	Shareholders		Earnings Per Share
	2011	2010	2011	2010
		(Dollars in Thousands)

AS REPORTED (GAAP)
Net Income available to Common Shareholders (GAAP)	$34,267	$28,402	$1.60	$1.35
Non-GAAP Measures:
Non-Interest Income Components:
Net Gain on Sale of Securities, net of tax	(428)	(271)	(0.02)	(0.01)
Non-Interest Expense Components:
Fair Value Mark on a Terminated Hedging Relationship, net of tax	—	328	—	0.01

TOTAL IMPACT OF NON-CORE ITEMS	(428)	57	(0.02)	—

AS ADJUSTED (NON-GAAP)	$33,839	$28,459	$1.58	$1.35

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
     There have been no material changes in critical accounting policies during the first nine months of 2011. Please refer to the 2010 Form 10-K for a complete listing of critical accounting policies.
FINANCIAL POSITION
     Securities Portfolio The Company’s securities portfolio consists of trading assets, securities available for sale, and securities which management intends to hold until maturity. Securities decreased by $103.3 million to $521.6 million at September 30, 2011 as compared to December 31, 2010. This decrease is primarily due to paydowns on securities and the sale of mortgage backed securities as well as reduced investment activity due to unattractive yields. The ratio of securities to total assets as of September 30, 2011 was 10.6% compared to 12.5% at December 31, 2010.
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
Table 1 -Residential Mortgage Loan Sales

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Dollars in Thousands)		(Dollars in Thousands)
Loans originated and sold with servicing rights released	$58,976	$87,365	$179,481	$204,940
Loans originated and sold with servicing rights retained	$1,549	$2,891	$6,591	$6,782
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
     Loan Portfolio Management has been focusing on changing the overall composition of the balance sheet by emphasizing growth in commercial and home equity lending categories, while placing less emphasis on the other lending categories. Although changing the composition of the Company’s loan portfolio has led to a slower growth rate than what otherwise may have been achieved, management believes the change to be prudent given the prevailing interest rate and economic environment. At September 30, 2011, the Bank’s loan portfolio amounted to $3.7 billion, an increase of $167.4 million, or 4.7%, from December 31, 2010. The Company was able to sustain growth by continuing to generate growth in both the commercial and industrial and commercial real estate categories, resulting in total commercial portfolio growth of 6.2%, or 8.2% annualized from December 31, 2010. The Company’s home equity portfolio has also shown solid growth, with increases of 12.0%, or 16.0% on an annualized basis, as compared to December 31, 2010.
     The Bank’s commercial real estate portfolio, inclusive of commercial construction, is the Bank’s largest loan type concentration. This portfolio is well-diversified with loans secured by a variety of property types, such as owner-occupied and non-owner-occupied commercial, retail, office, industrial, warehouse, industrial development bonds, and other special purpose properties, such as hotels, motels, nursing homes, restaurants, churches, recreational facilities, marinas, and golf courses. Commercial real estate also includes loans secured by certain residential-related property types including multi-family apartment buildings, residential development tracts and condominiums. The following pie chart shows the diversification of the commercial real estate portfolio as of September 30, 2011:
Commercial Real Estate Portfolio by Property Type
     The Bank’s commercial and industrial portfolio has shown growth of 12.8% for the nine months ended September 30, 2011. This portfolio is also well-diversified with loans to various types of industries. The following pie chart shows the diversification of the commercial and industrial portfolio as of September 30, 2011:

     Asset Quality The Company continually monitors the credit quality of the loan portfolio using all available information. Based on this information, loans demonstrating certain payment issues or other weaknesses may be categorized as delinquent, impaired, nonperforming and/or put on nonaccrual status. Additionally, in the course of resolving such loans, the Company may choose to restructure the contractual terms of certain loans to match the borrower’s ability to repay the loan based on their current financial condition. If a restructured loan meets certain criteria, it may be categorized as a troubled debt restructuring (“TDR”). When the Bank works to resolve loans with any of these issues, the borrower’s needs are considered as much as reasonably possible without jeopardizing the Bank’s position. If such efforts by the Bank do not result in a satisfactory arrangement, the loan is referred to legal counsel, at which time foreclosure proceedings are initiated. At any time prior to a sale of the property at foreclosure, the Bank may terminate foreclosure proceedings if the borrower is able to work-out a satisfactory payment plan.
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
     It is the Bank’s policy to have any restructured loans which are on nonaccrual status prior to being modified remain on nonaccrual status for six months, subsequent to being modified, before management considers its return to accrual status. If the restructured loan is on accrual status prior to being modified, it is reviewed to determine if the modified loan should remain on accrual status. Loans that are considered TDRs are classified as performing, unless they are on nonaccrual status. All TDRs are considered impaired by the Company, unless it is determined that the borrower is performing under modified terms and the restructuring agreement specified an interest rate greater than or equal to an acceptable rate for a comparable new loan.
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
     When loan collateral is deemed to be in the Bank’s control, it is classified as OREO on the balance sheet and it is recorded at fair value less estimated costs to sell at the date control is established, resulting in a new cost basis. The amount by which the recorded investment in the loan exceeds the fair value of the foreclosed asset (net of estimated costs to sell) is charged to the allowance for loan losses. Subsequent declines in the fair value of the foreclosed asset below the new cost basis are recorded through the use of a valuation allowance. Subsequent increases in the fair value are recorded as reductions in the allowance, but not below zero. All costs incurred thereafter in maintaining the property are charged to non-interest expense. In the event the real estate is utilized as a rental property, rental income and expenses are recorded as incurred and included in non-interest income and non-interest expense, respectively.

     The following table sets forth information regarding nonperforming assets held by the Bank at the dates indicated:
Table 2 — Nonperforming Assets/Loans

	September 30,	December 31,	September 30,
	2011	2010	2010
	(Dollars In Thousands)
Loans Past Due 90 Days or More but Still Accruing
Home Equity	$—	$4	$—
Consumer — Other	328	273	216

Total	$328	$277	$216

Loans Accounted for on a Nonaccrual Basis (1)
Commercial and Industrial	$1,836	$3,123	$4,417
Commercial Real Estate	10,121	7,837	8,966
Commercial Construction	552	1,999	—
Small Business	1,032	887	909
Residential Real Estate	10,420	6,728	7,863
Home Equity	2,009	1,752	1,881
Consumer — Other	327	505	435

Total	$26,297	$22,831	$24,471

Total Nonperforming Loans	$26,625	$23,108	$24,687

Nonaccrual Securities	1,255	1,051	1,017

Other Real Estate Owned and Foreclosed Assets	8,767	7,334	9,085

Total Nonperforming Assets	$36,647	$31,493	$34,789

Nonperforming Loans as a Percent of Gross Loans	0.72%	0.65%	0.72%

Nonperforming Assets as a Percent of Total Assets	0.75%	0.67%	0.74%

(1)	Inclusive of $8.5 million, $4.0 million, and $3.7 million TDRs on nonaccrual at September 30, 2011, December 31, 2010, and September 30, 2010, respectively.

     Potential problem loans are any loans which are not included in nonaccrual or nonperforming loans and which are not considered TDRs, where known information about possible credit problems of the borrower causes management to have concerns as to the ability of such borrower to comply with present loan repayment terms, however these loans continue to perform with respect to payments. Management actively monitors these loans and strives to minimize any possible adverse impact to the Bank. The table below shows the potential problem commercial loans at the time periods indicated:
Table 3 — Potential Problem Commercial Loans

	September 30,	December 31,
	2011	2010
	(Dollars in Thousands)
Number of Loan Relationships	56	62
Aggregate Outstanding Balance	$116,726	$126,167
     Income accruals are suspended on all nonaccrual loans and all previously accrued and uncollected interest is reversed against current income. The table below shows interest income that was recognized or collected on nonaccrual loans and performing TDRs as of the dates indicated:
Table 4 — Interest Income Recognized/Collected on
Nonaccrual Loans and Troubled Debt Restructurings

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Dollars in Thousands)		(Dollars in Thousands)
Interest income that would have been recognized if nonaccruing loans had been performing	$457	$638	$1,257	$2,160

Interest income recognized on TDRs still accruing	$590	$328	$1,686	$1,006
Interest collected on these nonaccrual and TDRs and included in interest income	$646	$376	$2,030	$1,278
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
     Impairment is measured on a loan by loan basis for commercial and industrial, commercial real estate, commercial construction categories and for all loans identified as a troubled debt restructuring by comparing the loans value to either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. For impaired loans deemed collateral dependent, where impairment is measured using the fair value of the collateral, the Bank will either order a new appraisal or use another available source of collateral assessment such as a broker’s opinion of value to determine a reasonable estimate of the fair value of the collateral.
     At September 30, 2011, impaired loans included all commercial and industrial loans, commercial real estate loans, commercial construction, and small business loans that are on nonaccrual status, TDRs, and certain other loans that have been categorized as impaired. Total impaired loans at September 30, 2011 and December 31, 2010 were $54.5 million and $47.4 million, respectively. For additional information regarding the Bank’s asset quality, including delinquent loans, nonaccrual loans, TDRs, and impaired loans, see Note 4, “Loans, Allowance for Loan Losses, and Credit Quality” within Notes to Consolidated Financial Statements included in Item 1 hereof.
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
     As of September 30, 2011, the allowance for loan losses totaled $47.3 million, or 1.27% of total loans as compared to $46.3 million, or 1.30% of total loans, at December 31, 2010. The change in the allowance was due to a combination of factors including shifts in the composition of the loan portfolio mix, changes in asset quality and loan growth.

     The following table summarizes changes in the allowance for loan losses and other selected statistics for the periods presented:
Table 5 — Summary of Changes in the Allowance for Loan Losses

			Three Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,
	2011	2011	2011	2010	2010
			(Dollars in Thousands)
AVERAGE LOANS	$3,709,864	$3,678,019	$3,590,829	$3,481,884	$3,430,372

Allowance for Loan Losses, Beginning of Period	$46,637	$46,444	$46,255	$45,619	$45,291
Charged-Off Loans:
Commercial and Industrial	749	818	888	1,313	1,489
Commercial Real Estate	242	492	652	594	851
Commercial Construction	—	769	—	—	—
Small Business	386	318	266	541	549
Residential Real Estate	88	280	122	46	51
Consumer -Home Equity	333	501	78	384	24
Consumer -Other	374	409	478	512	515

Total Charged-Off Loans	2,172	3,587	2,484	3,390	3,479

Recoveries on Loans Previously Charged-Off:
Commercial and Industrial	77	69	202	276	60
Commercial Real Estate	98	—	—	—	—
Commercial Construction	425	25	50	—	—
Small Business	18	26	28	46	34
Residential Real Estate	—	—	—	—	26
Consumer -Home Equity	13	13	4	6	63
Consumer -Other	182	165	189	123	124

Total Recoveries	813	298	473	451	307

Net Loans Charged-Off:
Commercial and Industrial	672	749	686	1,037	1,429
Commercial Real Estate	144	492	652	594	851
Commercial Construction	(425)	744	(50)	—	—
Small Business	368	292	238	495	515
Residential Real Estate	88	280	122	46	25
Consumer -Home Equity	320	488	74	378	(39)
Consumer -Other	192	244	289	389	391

Total Net Loans Charged-Off	1,359	3,289	2,011	2,939	3,172

Provision for Loan Losses	2,000	3,482	2,200	3,575	3,500

TOTAL ALLOWANCES FOR LOAN LOSSES, END OF PERIOD	$47,278	$46,637	$46,444	$46,255	$45,619

Net Loans Charged-off as a Percent of Average Total Loans (Annualized)	0.15%	0.36%	0.23%	0.33%	0.37%
Total Allowance for Loan Losses as a Percent of Total Loans	1.27%	1.25%	1.28%	1.30%	1.34%
Total Allowance for Loan Losses as a Percent of Nonperforming Loans	177.57%	212.70%	198.50%	200.17%	184.79%
Net Loans Charged-Off as a Percent of Allowance for Loan Losses (Annualized)	11.40%	28.29%	17.56%	25.21%	27.89%
Recoveries as a Percent of Charge-Offs (Annualized)	37.43%	8.31%	19.04%	13.30%	8.82%
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
     The following table sets forth the allocation of the allowance for loan losses by loan category at the dates indicated:
Table 6 — Summary of Allocation of Allowance for Loan Losses

	September 30,		December 31,
	2011		2010
	(Dollars In thousands)		(Dollars In thousands)
		Percent of		Percent of
		Loans		Loans
	Allowance	In Category	Allowance	In Category
	Amount	To Total Loans	Amount	To Total Loans
Commercial and Industrial	$11,602	15.2%	$10,423	14.1%
Commercial Real Estate	22,985	48.8%	21,939	48.4%
Commercial Construction	1,891	3.2%	2,145	3.6%
Small Business	1,997	2.1%	3,740	2.3%
Residential Real Estate (1)	3,181	12.0%	2,915	13.4%
Home Equity	4,116	17.4%	3,369	16.3%
Consumer — Other	1,506	1.3%	1,724	1.9%

Total Allowance for Loan Losses	$47,278	100.0%	$46,255	100.0%

(1)	Includes residential construction.
     To determine if a loan should be charged-off, all possible sources of repayment are analyzed. Possible sources of repayment include the potential for future cash flows, the value of the Bank’s collateral, and the strength of co-makers or guarantors. When available information confirms that specific loans or portions thereof are uncollectible, these amounts are promptly charged-off against the allowance for loan losses and any recoveries of such previously charged-off amounts are credited to the allowance.
     Regardless of whether a loan is unsecured or collateralized, the Company charges off the amount of any confirmed loan loss in the period when the loans, or portions of loans, are deemed uncollectible. For troubled, collateral-dependent loans, loss-confirming events may include an appraisal or other valuation that reflects a shortfall between the value of the collateral and the book value of the loan or receivable, or a deficiency balance following the sale of the collateral. During the first nine months of 2011, the allowance has increased by approximately $1.0 million to $47.3 million at September 30, 2011.
     For additional information regarding the Bank’s allowance for loan losses, see Note 4, “Loans, Allowance for Loan Losses, and Credit Quality” within Notes to Consolidated Financial Statements included in Item 1 hereof.

     Federal Home Loan Bank Stock The Bank held an investment in Federal Home Loan Bank Boston (“FHLBB”) of $35.9 million at September 30, 2011 and December 31, 2010. The FHLBB is a cooperative that provides services to its member banking institutions. The primary reason for the FHLBB membership is to gain access to a reliable source of wholesale funding, particularly term funding, as a tool to manage interest rate risk. The purchase of stock in the FHLBB is a requirement for a member to gain access to funding. The Company purchases FHLBB stock proportional to the volume of funding received and views the purchases as a necessary long-term investment for the purposes of balance sheet liquidity and not for investment return.
     The FHLBB’s board of directors have continued to focus on building retained earnings while delivering core solutions of liquidity and longer-term funding to their members. As a result of these efforts, the FHLBB was able to restore a modest dividend beginning in the first quarter of 2011.
     Goodwill and Identifiable Intangible Assets Goodwill and identifiable intangible assets were $141.1 million and $142.0 million at September 30, 2011 and December 31, 2010, respectively. The Company performed its annual goodwill impairment testing during the third quarter of 2011, concluding that the Company’s goodwill was not impaired.
     Bank Owned Life Insurance The Bank holds Bank Owned Life Insurance (“BOLI”) for the purpose of offsetting the Bank’s future obligations to its employees under its retirement and benefits plans. The value of BOLI was $85.2 million and $82.7 million at September 30, 2011 and December 31, 2010, respectively. The Bank recorded tax exempt income from BOLI of $757,000 and $2.3 million for the three and nine months ended September 30, 2011, respectively, a decrease of 16.0% and 1.3%, respectively, compared to the year ago periods, due primarily to special dividends received in the prior year periods.
     Deposits Total deposits increased by $159.8 million, or 4.4%, at September 30, 2011 compared to December 31, 2010. Core deposits were higher by $211.5 million, or 7.2%, driven by inflows in municipal deposits as well as increases in demand deposits due to both advertising efforts of the Company and seasonality within the deposit customer base. The Company’s emphasis on core deposits has led to a steady reduction in time deposits which declined by $51.7 million, or 7.5%, at September 30, 2011 as compared to December 31, 2010. Core deposits to total deposits rose to 83.1% and the total cost of deposits declined to 0.39% for the nine months ended September 30, 2011, down 23 basis points from the nine months ended September 30, 2010.
     The Bank also participates in the Certificate of Deposit Registry Service (“CDARS”) program, allowing the Bank to provide easy access to multi-million dollar FDIC deposit insurance protection on certificate of deposits investments for consumers, businesses and public entities. As of September 30, 2011 and December 31, 2010, CDARS deposits totaled $47.3 million and $13.6 million, respectively.

     Borrowings The Company’s borrowings amounted to $568.3 million at September 30, 2011, a decrease of $2.8 million from December 31, 2010. The following table shows the balance of borrowings at the periods indicated:
Table 7 — Borrowings by Category

	September 30,	December 31,
	2011	2010	% Change
	(Dollars in Thousands)
Federal Home Loan Bank Advances	$257,873	$302,414	-14.7%
Fed Funds Purchased and Assets Sold Under Repurchase Agreements	216,331	168,119	28.7%
Junior Subordinated Debentures	61,857	61,857	0.0%
Subordinated Debentures	30,000	30,000	0.0%
Other Borrowings	2,203	3,044	-27.6%

TOTAL BORROWINGS	$568,264	$565,434	0.5%

     Capital Resources The Federal Reserve, the FDIC, and other regulatory agencies have established capital guidelines for banks and bank holding companies. Risk-based capital guidelines issued by the federal regulatory agencies require banks to meet a minimum Tier 1 risk-based capital ratio of 4.0% and a total risk-based capital ratio of 8.0%. A minimum requirement of 4.0% Tier 1 leverage capital is also mandated. At September 30, 2011, the Company and the Bank exceeded the minimum requirements for Tier 1 risk-based, total risk-based capital, and Tier 1 leverage capital.

     The Company’s and the Bank’s actual capital amounts and ratios are also presented in the following table:
Table 8 — Company and Bank’s Capital Amounts and Ratios

	September 30, 2011
					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in Thousands)
Company: (Consolidated)
Total capital (to risk weighted assets)	$475,442	12.67%	$300,157 ≥	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	398,532	10.62	$150,079 ≥	4.0	N/A	N/A
Tier 1 capital (to average assets)	398,532	8.59	185,680 ≥	4.0	N/A	N/A
Bank:
Total capital (to risk weighted assets)	$454,517	12.11%	$300,178 ≥	8.0%	$375,223 ≥	10.0%
Tier 1 capital (to risk weighted assets)	377,604	10.06	$150,089 ≥	4.0	$225,134 ≥	6.0
Tier 1 capital (to average assets)	377,604	8.13	185,785 ≥	4.0	232,231 ≥	5.0

			December 31, 2010

Company: (Consolidated)
Total capital (to risk weighted assets)	$444,963	12.37%	$287,846 ≥	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	369,965	10.28	143,923 ≥	4.0	N/A	N/A
Tier 1 capital (to average assets)	369,965	8.19	180,784 ≥	4.0	N/A	N/A
Bank:
Total capital (to risk weighted assets)	$429,304	11.92%	$288,098 ≥	8.0%	$360,123 ≥	10.0%
Tier 1 capital (to risk weighted assets)	354,267	9.84	144,049 ≥	4.0	216,074 ≥	6.0
Tier 1 capital (to average assets)	354,267	7.83	181,039 ≥	4.0	226,299 ≥	5.0
     On September 15, 2011 the Company’s Board of Directors declared a cash dividend of $0.19 per share to stockholders of record as of the close of business on September 26, 2011. This dividend was paid on October 7, 2011. For the quarter ended September 30, 2011, the dividend payout ratio amounted to 34.1%.
Investment Management
     As of September 30, 2011, the Rockland Trust Investment Management Group had assets under administration of $1.6 billion representing approximately 3,550 trust, fiduciary, and agency accounts. At December 31, 2010, assets under administration were $1.6 billion, representing approximately 3,181 trust, fiduciary, and agency accounts. Included in these amounts as of September 30, 2011 and December 31, 2010 are assets under administration of $102.8 million and $103.6 million, respectively, relating to the Company’s registered investment advisor, Bright Rock Capital Management, LLC, which was established in 2010 and provides institutional quality investment management services to institutional and high net worth clients. Revenue from the Investment Management Group amounted to $3.0 million and $9.2 million for the three and nine months ended September 30, 2011, respectively, compared to $2.5 million and $7.7 million for the three and nine months ended September 30, 2010, respectively.
     Additionally, for the three and nine months ended September 30, 2011, retail investments and insurance revenue was $438,000 and $1.1 million respectively compared to $343,000 and $1.1 million for the three and nine months ended September 30, 2010. Retail investments and insurance includes revenue from LPL Financial and its affiliates, LPL Insurance Associates, Inc., and Savings Bank Life Insurance of Massachusetts.
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
Table 9 — Residential Real Estate Loans Closed, Held in Portfolio, and Sold or Held for Sale

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Dollars in Thousands)		(Dollars in Thousands)
Closed	$81,943	$109,999	$227,404	$262,229
Held in Portfolio	12,524	15,603	48,042	40,769
Sold or Held for Sale in the Secondary Market	69,419	94,396	179,362	221,460
     Included in the mortgage banking income results is the impact of the Bank’s mortgage servicing assets. Servicing assets are recognized as separate assets when rights are acquired through sale of loans with servicing rights retained. The principal balance of loans serviced by the Bank on behalf of investors amounted to $248.7 million at September 30, 2011 and $279.7 million at December 31, 2010. Upon sale, the mortgage servicing asset is established, which represents the then current estimated fair value based on market prices for comparable mortgage servicing contracts, when available, or alternatively is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. Impairment is determined by stratifying the rights based on predominant characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance, to the extent that fair value is less than the capitalized amount. If the Company later determines that all or a portion of the impairment no longer exists, a reduction of the allowance may be recorded as an increase to income. Servicing rights are recorded in other assets in the consolidated balance sheets, are amortized in proportion to and over the period of estimated net servicing income, and are assessed for impairment based on fair value at each reporting date. The following table shows fair value of the servicing rights associated with these loans and the changes for the periods indicated:
Table 10 — Mortgage Servicing Asset

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Dollars in Thousands)		(Dollars in Thousands)
Balance at beginning of period	$1,402	$2,056	$1,619	$2,195
Additions	13	8	58	36
Amortization	(138)	(164)	(416)	(504)
Change in Valuation Allowance	(50)	(196)	(34)	(23)

Balance at end of period	$1,227	$1,704	$1,227	$1,704

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
     The following table provides a summary of results of operations:
Table 11 — Summary of Results of Operations

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Dollars in Thousands)		(Dollars in Thousands)
Net Income	$11,959	$11,145	$34,267	$28,402
Diluted Earnings Per Share	$0.56	$0.53	$1.60	$1.35
Return on Average Assets	0.99%	0.95%	0.97%	0.83%
Return on Average Equity	10.28%	10.38%	10.10%	8.98%

     Net Interest Income The amount of net interest income is affected by changes in interest rates and by the volume and mix of interest earning assets and interest bearing liabilities.
     On a fully tax equivalent basis, net interest income for the third quarter of 2011 increased $562,000, or 1.4%, to $42.0 million, when compared to the third quarter of 2010. The Company’s net interest margin was 3.84% for the quarter ended September 30, 2011 as compared to 3.89% for the quarter ended September 30, 2010. The Company’s interest rate spread (the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities) was 3.63% and 3.66% for the third quarters of 2011 and 2010, respectively.
     The decline in the net interest margin is primarily due to the continued reduction in interest rates driven by the global economic conditions and a modestly asset sensitive interest rate position.
     The following tables present the Company’s daily average balances, net interest income, interest rate spread, and net interest margin for the three and nine months ending September 30, 2011 and 2010. For purposes of the table and the following discussion, income from interest-earning assets and net interest income are presented on a fully-taxable equivalent basis by adjusting income and yields earned on tax-exempt interest received on securities and loans, to make them equivalent to income and yields on fully-taxable earning assets. The fully-taxable equivalent was calculated using the blended federal and state statutory tax rate:

Table 12 — Average Balance, Interest Earned/Paid & Average Yields

	Three Months Ended September 30,
	2011			2010
		Interest			Interest
	Average	Earned/	Yield/	Average	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollar in Thousands)			(Dollar in Thousands)
INTEREST-EARNING ASSETS
Interest Earning Deposits with Banks, Federal Funds Sold, and Short Term Investments	$78,285	$49	0.25%	$200,862	$135	0.27%
SECURITIES
Trading Assets	8,437	72	3.39%	7,257	61	3.33%
Taxable Investment Securities	526,509	4,856	3.66%	561,240	5,618	3.97%
Non-taxable Investment Securities (1)	7,104	133	7.43%	15,953	277	6.89%

TOTAL SECURITIES	542,050	5,061	3.70%	584,450	5,956	4.04%
LOANS HELD FOR SALE	12,422	116	3.70%	15,738	174	4.39%
LOANS
Commercial and Industrial	555,745	5,840	4.17%	440,539	5,077	4.57%
Commercial Real Estate (1)	1,800,914	23,496	5.18%	1,641,627	23,736	5.74%
Commercial Construction	129,540	1,495	4.58%	148,151	1,792	4.80%
Small Business	77,850	1,141	5.81%	80,740	1,221	6.00%

TOTAL COMMERCIAL	2,564,049	31,972	4.95%	2,311,057	31,826	5.46%
Residential Real Estate	450,225	4,915	4.33%	525,003	6,174	4.67%
Residential Construction	6,735	73	4.30%	4,874	63	5.13%
Consumer — Home Equity	638,991	6,103	3.79%	507,308	4,914	3.84%

TOTAL CONSUMER REAL ESTATE	1,095,951	11,091	4.01%	1,037,185	11,151	4.27%
TOTAL OTHER CONSUMER	49,864	978	7.78%	82,130	1,593	7.70%

TOTAL LOANS	3,709,864	44,041	4.71%	3,430,372	44,570	5.15%

TOTAL INTEREST EARNING ASSETS	4,342,621	49,267	4.50%	4,231,422	50,835	4.77%

CASH AND DUE FROM BANKS	57,103			55,357
FEDERAL HOME LOAN BANK STOCK	35,854			35,854
OTHER ASSETS	345,400			323,523

TOTAL ASSETS	$4,780,978			$4,646,156

INTEREST-BEARING LIABILITIES
DEPOSITS
Savings and Interest Checking Accounts	$1,364,307	$839	0.24%	$1,220,073	$1,040	0.34%
Money Market	723,736	763	0.42%	757,154	1,058	0.55%
Time Deposits	659,154	1,817	1.09%	805,825	2,703	1.33%

TOTAL INTEREST-BEARING DEPOSITS	2,747,197	3,419	0.49%	2,783,052	4,801	0.68%
BORROWINGS
Federal Home Loan Bank Borrowings	261,681	1,814	2.75%	302,610	2,372	3.11%
Federal Funds Purchased and Assets Sold
Under Repurchase Agreement	201,588	559	1.10%	179,983	740	1.63%
Junior Subordinated Debentures	61,857	922	5.91%	61,857	931	5.97%
Subordinated Debentures	30,000	547	7.23%	30,000	547	7.23%
Other Borrowings	2,385	—	0.00%	2,602	—	0.00%

TOTAL BORROWINGS	557,511	3,842	2.73%	577,052	4,590	3.16%

TOTAL INTEREST-BEARING LIABILITIES	3,304,708	7,261	0.87%	3,360,104	9,391	1.11%

DEMAND DEPOSITS	944,518			796,205
OTHER LIABILITIES	70,380			63,790

TOTAL LIABILITIES	4,319,606			4,220,099
STOCKHOLDERS’ EQUITY	461,372			426,057

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,780,978			$4,646,156

NET INTEREST INCOME		$42,006			$41,444

INTEREST RATE SPREAD (2)			3.63%			3.66%

NET INTEREST MARGIN (3)			3.84%			3.89%

Supplemental Information:
Total Deposits, including Demand Deposits	$3,691,715	$3,419		$3,579,257	$4,801
Cost of Total Deposits			0.37%			0.53%
Total Funding Liabilities, including Demand Deposits	$4,249,226	$7,261		$4,156,309	$9,391
Cost of Total Funding Liabilities			0.68%			0.90%

(1)	The total amount of adjustment to present interest income and yield on a fully tax-equivalent basis is $332 and $247 for the three months ended September 30, 2011 and 2010, respectively.

(2)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(3)	Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.

Table 13 — Average Balance, Interest Earned/Paid & Average Yields

	Nine Months Ended September 30,
	2011			2010
		Interest			Interest
	Average	Earned/	Yield/	Average	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollar in Thousands)			(Dollar in Thousands)
INTEREST-EARNING ASSETS
Interest Earning Deposits with Banks, Federal Funds Sold, and Short Term Investments	$43,181	$80	0.25%	$138,319	$267	0.26%
SECURITIES
Trading Assets	8,388	206	3.28%	7,143	183	3.43%
Taxable Investment Securities	550,425	15,573	3.78%	562,422	18,093	4.30%
Non-taxable Investment Securities (1)	8,619	484	7.50%	17,582	936	7.12%

TOTAL SECURITIES	567,432	16,263	3.83%	587,147	19,212	4.37%
LOANS HELD FOR SALE	11,750	305	3.47%	10,204	390	5.11%
LOANS
Commercial and Industrial	530,774	16,951	4.27%	406,838	14,051	4.62%
Commercial Real Estate (1)	1,779,379	70,310	5.28%	1,639,380	70,833	5.78%
Commercial Construction	127,285	4,388	4.61%	161,823	5,967	4.93%
Small Business	79,314	3,471	5.85%	81,506	3,639	5.97%

TOTAL COMMERCIAL	2,516,752	95,120	5.05%	2,289,547	94,490	5.52%
Residential Real Estate	458,609	15,481	4.51%	536,918	19,424	4.84%
Residential Construction	5,005	172	4.59%	7,146	276	5.16%
Consumer — Home Equity	622,952	17,645	3.79%	492,048	14,140	3.84%

TOTAL CONSUMER REAL ESTATE	1,086,566	33,298	4.10%	1,036,112	33,840	4.37%
TOTAL OTHER CONSUMER	56,688	3,305	7.79%	93,232	5,388	7.73%

TOTAL LOANS	3,660,006	131,723	4.81%	3,418,891	133,718	5.23%

TOTAL INTEREST EARNING ASSETS	4,282,369	148,371	4.63%	4,154,561	153,587	4.94%

CASH AND DUE FROM BANKS	55,101			64,314
FEDERAL HOME LOAN BANK STOCK	35,854			35,854
OTHER ASSETS	329,456			310,992

TOTAL ASSETS	$4,702,780			$4,565,721

INTEREST-BEARING LIABILITIES
DEPOSITS
Savings and Interest Checking Accounts	$1,340,077	$2,449	0.24%	$1,153,459	$3,521	0.41%
Money Market	723,675	2,362	0.44%	740,128	3,699	0.67%
Time Deposits	667,279	5,636	1.13%	845,631	9,005	1.42%

TOTAL INTEREST-BEARING DEPOSITS	2,731,031	10,447	0.51%	2,739,218	16,225	0.79%
BORROWINGS
Federal Home Loan Bank Borrowings	291,103	5,468	2.51%	322,221	7,196	2.99%
Federal Funds Purchased and Assets Sold
Under Repurchase Agreement	187,221	1,867	1.33%	182,456	2,391	1.75%
Junior Subordinated Debentures	61,857	2,738	5.92%	61,857	2,744	5.93%
Subordinated Debentures	30,000	1,624	7.24%	30,000	1,624	7.24%
Other Borrowings	2,561	—	0.00%	2,704	—	0.00%

TOTAL BORROWINGS	572,742	11,697	2.73%	599,238	13,955	3.11%

TOTAL INTEREST-BEARING LIABILITIES	3,303,773	22,144	0.90%	3,338,456	30,180	1.21%

DEMAND DEPOSITS	882,460			750,895
OTHER LIABILITIES	62,968			53,622

TOTAL LIABILITIES	4,249,201			4,142,973
STOCKHOLDERS’ EQUITY	453,579			422,748

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,702,780			$4,565,721

NET INTEREST INCOME		$126,227			$123,407

INTEREST RATE SPREAD (2)			3.74%			3.73%

NET INTEREST MARGIN (3)			3.94%			3.97%

Supplemental Information:
Total Deposits, including Demand Deposits	$3,613,491	$10,447		$3,490,113	$16,225
Cost of Total Deposits			0.39%			0.62%
Total Funding Liabilities, including Demand Deposits	$4,186,233	$22,144		$4,089,351	$30,180
Cost of Total Funding Liabilities			0.71%			0.99%

(1)	The total amount of adjustment to present interest income and yield on a fully tax-equivalent basis is $1,004 and $833 for the nine months ended September 30, 2011 and 2010, respectively.

(2)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(3)	Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.

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
Table 14 — Volume Rate Analysis

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011 Compared to 2010			2011 Compared to 2010
	Change	Change		Change	Change
	Due to	Due to	Total	Due to	Due to	Total
	Rate (1)	Volume	Change	Rate (1)	Volume	Change
	(Dollars in Thousands)			(Dollars in Thousands)
INCOME ON INTEREST-EARNING ASSETS:
INTEREST EARNING DEPOSITIS WITH BANKS, FEDERAL FUNDS SOLD AND SHORT TERM INVERSTMENTS	$(4)	$(82)	$(86)	$(3)	$(184)	$(187)
SECURIITIES:
Taxable Securities	(414)	(348)	(762)	(2,134)	(386)	(2,520)
Non-Taxable Securities (2)	10	(154)	(144)	25	(477)	(452)
Trading Assets	1	10	11	(9)	32	23

TOTAL SECURITIES	(403)	(492)	(895)	(2,118)	(831)	(2,949)
LOANS HELD FOR SALE	(21)	(37)	(58)	(144)	59	(85)
LOANS (2)(3)	(4,160)	3,631	(529)	(11,425)	9,430	(1,995)

TOTAL	$(4,588)	$3,020	$(1,568)	$(13,690)	$8,474	$(5,216)

EXPENSE OF INTEREST-BEARING LIABILITIES:
DEPOSITS:
Savings and Interest Checking Accounts	$(324)	$123	$(201)	$(1,642)	$570	$(1,072)
Money Market	(248)	(47)	(295)	(1,255)	(82)	(1,337)
Time Deposits	(394)	(492)	(886)	(1,470)	(1,899)	(3,369)

TOTAL INTEREST-BEARING DEPOSITS	(966)	(416)	(1,382)	(4,367)	(1,411)	(5,778)
BORROWINGS:
Federal Home Loan Bank Borrowings	$(237)	$(321)	$(558)	$(1,033)	$(695)	$(1,728)
Federal Funds Purchased and Assets Sold Under Repurchase Agreements	(270)	89	(181)	(586)	62	(524)
Junior Subordinated Debentures	(9)	—	(9)	(6)	—	(6)
Subordinated Debentures	—	—	—	—	—	—
Other Borrowings	—	—	—	—	—	—

TOTAL BORROWINGIS	(516)	(232)	(748)	(1,625)	(633)	(2,258)

TOTAL	$(1,482)	$(648)	$(2,130)	$(5,992)	$(2,044)	$(8,036)

CHANGE IN NET INTEREST INCOME	$(3,106)	$3,668	$562	$(7,698)	$10,518	$2,820

(1)	The changes for each category of interest income and expense are divided between the portion of change attributable to the variances in volume and the portion of the change attributable to the variances in rate for that category. The unallocated change in rate or volume variance has been allocated to the rate variances.

(2)	The total amount of the adjustment to present income and yield on a fully tax-equivalent basis is $332 and $247 for the three months ended September 30, 2011 and 2010, respectively and $1,004 and $833 for the nine months ended September 30, 2011 and 2010, respectively.

(3)	Loans include portfolio loans, and nonperforming loans; however unpaid interest on nonaccrual loans has not been included for purposes of determining interest income.
     Provision For Loan Losses The provision for loan losses represents the charge to expense that is required to maintain an adequate level of allowance for loan losses. The provision for loan losses totaled $2.0 million and $7.7 million for the three and nine months ended September 30, 2011, compared with $3.5 million and $15.1 million for the comparable year-ago periods. The Company’s allowance for loan losses, as a percentage of total loans, was 1.27% at September 30, 2011 compared to 1.30% at December 31, 2010 and 1.34% at September 30, 2010. For the three and nine months ended September 30, 2011, net loan charge-offs totaled $1.4 million and $6.7 million, respectively, a decrease of $1.8 million and $5.2 million from the year ago comparative periods. While the total loan portfolio increased by 4.7% at September 30, 2011, as compared to December 31, 2010, the Company’s solid credit profile and decreased charge-offs led to lower provisioning levels in the first nine months of 2011.
     Although the economic environment remains challenging, regional and local general economic conditions continued to show gradual improvement during the third quarter, as measured in terms of employment levels, statewide economic activity, and other regional economic indicators. Local residential real estate market fundamentals were mixed during the third quarter of 2011, characterized by a higher level of home sales compared to the same period in 2010 but lower median sales prices. Additionally, foreclosure activity in Massachusetts has shown signs of acceleration in the third quarter. Regional commercial real estate market conditions were mixed during the third quarter, with some areas experiencing a continued recovery, and others still exhibiting higher vacancy rates and negative absorption. Leading economic indicators signal continued economic improvement through the remainder of 2011, however uncertainty persists and growth is expected to be slow.
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
     Non-Interest Income The following table sets forth information regarding non-interest income for the periods shown:
Table 15 — Non-Interest Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

	(Dollars In Thousands)		(Dollars In Thousands)
Service Charges on Deposit Accounts	$4,223	$3,178	$12,374	$9,566
Interchange and ATM Fees	2,005	1,263	5,681	3,611
Investment Management	3,491	2,851	10,310	8,768
Mortgage Banking	907	1,469	2,637	3,091
Bank Owned Life Insurance	757	901	2,323	2,353
Net Gain(Loss) on Sales of Securities Available for Sale	—	(22)	723	458
Gross Change on Write-Down of Certain Investments to Fair Value	(318)	207	101	325
Less: Portion of Other-Than-Temporary Impairment Loses Recognized in Other Comprehensive Income	290	(214)	(305)	(594)

Net Loss on Write-Down of Certain Investments to Fair Value	(28)	(7)	(204)	(269)
Other Non-Interest Income	960	2,021	4,542	5,065

TOTAL	$12,315	$11,654	$38,386	$32,643

     Non-interest income increased by $661,000, or 5.7%, and by $5.7 million, or 17.6%, during the three and nine months ended September 30, 2011, as compared to the same periods in the prior year. The change in non-interest income is attributable to the following:

     Service charges on deposit accounts increased $1.0 million, or 32.9%, and $2.8 million, or 29.4% during the three and nine months ended September 30, 2011, as compared to the same periods in 2010, primarily due to increased customer utilization of the Bank’s overdraft privilege program.
     Interchange and ATM fees increased by $742,000, or 58.8%, and $2.1 million, or 57.3% during the three and nine months ended September 30, 2011, mainly due to the reclassification of certain net interchange revenue as other non-interest income. Previously, the net amount was recorded in non-interest expense.
     Investment management revenue increased by $640,000, or 22.5%, and $1.5 million, or 17.6% during the three and nine months ended September 30, 2011, as compared to the same period in the prior year. This increase is mainly due to increases in assets under administration, which were $1.6 billion at September 30, 2011, an increase of $98.5 million, or 6.7%, as compared to the same period in the prior year. The increase is due to the general increases in the stock market in these comparable periods and net new client asset flows.
     Mortgage banking decreased by $562,000, or 38.3%, and $454,000, or 14.7% during the three and nine months ended September 30, 2011, primarily driven by lower volume.
     Other non-interest income decreased by $1.1 million, or 52.5%, and $523,000, or 10.3% during the three and nine months ended September 30, 2011. The decreases year to date are mainly associated with losses on the Company’s trading securities and a decrease in revenues from the loan level interest rate derivatives.
     Non-Interest Expense The following table sets forth information regarding non-interest expense for the periods shown:
Table 16 — Non-Interest Expense

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

	(Dollars in Thousands)		(Dollars in Thousands)
Salaries and Employee Benefits	$20,568	$19,792	$60,582	$56,662
Occupancy and Equipment Expenses	4,107	3,839	12,946	12,068
Data Processing and Facilities Management	1,152	1,404	3,828	4,195
Advertising	703	469	3,247	1,699
FDIC Assessment	691	1,352	2,760	3,944
Consulting Expense	685	803	1,715	1,600
OREO Valuation Write-Off	656	189	1,461	272
Legal Fees	580	720	1,647	2,575
Telephone	522	513	1,584	1,591
Other Non-Interest Expense	5,759	5,459	18,990	18,452

TOTAL	$35,423	$34,540	$108,760	$103,058

     Non-interest expense increased by $883,000, or 2.6%, and by $5.7 million, or 5.5%, during the three and nine months ended September 30, 2011, as compared to the same periods in the prior year. The change in non-interest expense is attributable to the following:

     Salaries and employee benefits increased by $776,000, or 3.9%, and $3.9 million, or 6.9% during the three and nine months ended September 30, 2011, as compared to the same periods in 2010, with the increase attributable to salary merit increases, incentive programs, equity compensation plans, and expansion of the commercial banking business to support growth initiatives.
     Occupancy and equipment expense increased by $268,000, or 7.0%, and by $878,000, or 7.3%, during the three and nine months ended September 30, 2011. The increase for the three month period is mainly due to increased losses on fixed assets and for the nine month period the increase is mainly due to snow removal costs incurred during the first quarter of 2011.
     Data processing and facilities management expense decreased by $252,000, or 18.0%, and by $367,000, or 8.8%, during the three and nine months ended September 30, 2011, due primarily to a change to a lower cost service provider.
     Advertising expense increased by $234,000, or 49.9%, and by $1.5 million, or 91.1%, during the three and nine months ended September 30, 2011. The large increase is due to a major advertising campaign including television, radio and billboard advertisements in 2011.
     FDIC Assessment decreased by $661,000, or 48.9%, and by $1.2 million, or 30.0%, during the three and nine months ended September 30, 2011 due to a lower assessment rate that became effective during the second quarter.
     Other non-interest expense increased by $300,000, or 5.5%, and by $538,000, or 2.9%, during the three and nine months ended September 30, 2011, primarily due to increases in credit-related loan workout costs and the reclassification of debit card processing fees to other non-interest income for amounts that were previously recorded net in non-interest expense offset by lower loan level derivative expense.
     Income Taxes The tax effect of all income and expense transactions is recognized by the Company in each year’s consolidated statements of income, regardless of the year in which the transactions are reported for income tax purposes. For the three months ended September 30, 2011 and 2010, the Company recorded combined federal and state income tax provisions of $4.6 million and $3.7 million equating to an effective tax rate of 27.8% and 24.8%, respectively. For the nine months ended September 30, 2011 and 2010, the Company recorded combined federal and state income tax provisions of $12.9 million and $8.7 million equating to an effective tax rate of 27.4% and 23.4%, respectively. The Company’s effective rates for each year were lower than the blended federal and state statutory rates of 41.2% and 41.5% for the 2011 and 2010 tax years, attributable to certain tax preference assets such as BOLI, tax exempt bonds, as well as federal tax credits recognized in connection with the New Markets Tax Credit (“NMTC”) program. Effective July 1, 2008 Massachusetts state legislation was passed which enacted corporate tax reform. As a result of that legislation, the state tax rate is being reduced 1.5% over a three year period which began on January 1, 2010 and will result in a blended statutory rate of 40.9% in 2012. The increase in the Company’s effective tax rate in 2011 was primarily attributable to a reduction in federal tax credits recognized by the Company in connection with its NMTC program.
     Deferred tax assets generally represent items that can be used as a tax deduction or credit in future income tax returns, for which a financial statement tax benefit has already been recognized. The realization of the net deferred tax asset generally depends upon future levels of taxable income and the existence of prior years’ taxable income to which “carry-back” refund claims could be made. Valuation allowances are established against those deferred tax assets determined not likely to be realized. The Company had no recorded tax valuation allowance as of September 30, 2011 and 2010.
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
Table 17 — New Markets Tax Credit Recognition Schedule

										Total
Investment		2004 — 2009	2010	2011	2012	2013	2014	2015	2016	Credits
		(Dollars in Thousands)
2004	$15M	$4,950	$900	$—	$—	$—	$—	$—	$—	$5,850
2005	15M	4,050	900	900	—	—	—	—	—	5,850
2007	38.2M	5,730	2,292	2,292	2,292	2,292	—	—	—	14,898
2008	6.8M	680	340	408	408	408	408	—	—	2,652
2009	10M	500	500	500	600	600	600	600	—	3,900
2010	40M	—	2,000	2,000	2,000	2,400	2,400	2,400	2,400	15,600

TOTAL	$125M	$15,910	$6,932	$6,100	$5,300	$5,700	$3,408	$3,000	$2,400	$48,750

     Market Risk Market risk is the sensitivity of income to changes in interest rates, foreign exchange rates, commodity prices and other market-driven rates or prices. The Company’s trading operations are limited to the funds held for the purpose of funding an executive non-qualified supplementary retirement plan managed by the Company’s investment management group of $4.8 million and a $3.2 million acquired equities portfolio.
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
     The primary goal of interest rate risk management is to control this risk within limits approved by the Board of Directors. These limits reflect the Company’s tolerance for interest rate risk over both short-term and long-term horizons. The Company attempts to control interest rate risk by identifying, quantifying, and where appropriate, hedging its exposure. The Company manages its interest rate exposure by using a combination of on and off-balance sheet instruments, primarily fixed rate portfolio securities, and interest rate swaps.
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
     The Company manages the interest rate risk inherent in its mortgage banking operations by entering into forward sales contracts. An increase in market interest rates between the time the Company commits to terms on a loan and the time the Company ultimately sells the loan in the secondary market will have the effect of reducing the gain (or increasing the loss) the Company records on the sale. The Company attempts to mitigate this risk by entering into forward sales commitments in amounts sufficient to cover all closed loans and interest rate-locked loan commitments.
     The Company’s earnings are not directly or materially impacted by movements in foreign currency rates or commodity prices. Movements in equity prices may have a modest impact on earnings by affecting the volume of activity or the amount of fees from investment-related business lines, as well as changes in the fair value of trading securities.

     The Company’s policy on interest rate risk simulation specifies that estimated net interest income for the subsequent 12 months of any simulation should decline by less than 10.0%. The Company was well within policy limits at September 30, 2011 and 2010.
     The following table sets forth the estimated effects on the Company’s net interest income over a 12-month period following the indicated dates in the event of the indicated increases or decreases in market interest rates:
Table 18 — Interest Rate Sensitivity

			500 Basis Point
	200 Basis Point	100 Basis Point	Rate Increase
	Rate Increase	Rate Decrease	Flattening Curve
September 30, 2011	2.6%	0.1%	3.3%
September 30, 2010	1.1%	0.1%	1.1%
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
     The most significant factors affecting market risk exposure of the Company’s net interest income during the nine months of 2011 were (i) the shape of the U.S. Government securities and interest rate swap yield curve, (ii) the level of U.S. prime interest rate and LIBOR rates, and (iii) the level of interest rates being offered on long-term fixed rate loans.
     Liquidity Risk Liquidity, as it pertains to the Company, is the ability to generate adequate amounts of cash in the most economical way for the institution to meet its ongoing obligations to pay deposit withdrawals and to fund loan commitments. The Company’s primary sources of funds are deposits, borrowings, and the amortization, prepayment and maturities of loans and securities.
     The Bank utilizes its extensive branch network to access retail customers who provide a stable base of in-market core deposits. These funds are principally comprised of demand deposits, interest checking accounts, savings accounts, and money market accounts. Deposit levels are greatly influenced by interest rates, economic conditions, and competitive factors. The Bank has also established repurchase agreements, with major brokerage firms as potential sources of liquidity. At September 30, 2011 the Bank had the following sources of liquidity:
•	Outstanding FHLBB borrowings of $257.9 million, with access to $514.4 million additional available borrowing capacity.

•	No outstanding borrowings with the Federal Reserve Bank of Boston with access to $616.1 million of available borrowing capacity.
•	Unpledged securities of $115.4 million.
•	Outstanding repurchase agreements with major brokerage firms of $50.0 million.
•	Outstanding customer repurchase agreements amounting to $166.3 million.
     In connection with the repurchase agreements, the Company had investment securities carried at $228.3 million that were pledged to secure assets sold under these repurchase agreements.
     Also included in borrowings at September 30, 2011, were $61.8 million of junior subordinated debentures, comprised primarily of trust preferred debt issued to the public and $30.0 million of subordinated debt.
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
     The Company actively manages its liquidity position under the direction of the ALCO. Periodic review under prescribed policies and procedures is intended to ensure that the Company will maintain adequate levels of available funds. At September 30, 2011 the Company’s liquidity position was above policy guidelines. Management believes that the Bank has adequate liquidity available to respond to current and anticipated liquidity demands.

     Off-Balance Sheet Arrangements There have been no material changes in off-balance sheet financial instruments during the nine months ended September 30, 2011. Please refer to the 2010 Form 10-K for a complete table of contractual obligations, commitments, contingencies and off-balance sheet financial instruments.
     Contractual Obligations, Commitments, and Contingencies There have been no material changes in contractual obligations, commitments, or contingencies during the nine months ended September 30, 2011. Please refer to the 2010 Form 10-K for a complete table of contractual obligations, commitments, contingencies, and off-balance sheet financial instruments. Subsequent to September 30, 2011, the Bank entered into an amended and restated contract with an existing vendor that was effective as of October 24, 2011 and described in the Form 8-K filed with the SEC on October 28, 2011.
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
     Provisions under the Dodd-Frank Act include:
•	Effective July 21, 2011, a provision of the Dodd-Frank Act that eliminates the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on the Company’s interest expense.
•	The Dodd-Frank Act also broadens the base for Federal Deposit Insurance Corporation insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2013. The Company has begun to see a reduction in the amount of the FDIC assessment as a result of these changes in 2011.
•	The Dodd-Frank Act requires publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizes the Securities and Exchange Commission to

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
•	The Dodd-Frank Act broadened the scope of derivative instruments and requires clearing and exchange trading of certain instruments. Furthermore, the Dodd-Frank Act includes capital margin, reporting and registration requirements for derivative participants. Final regulations are in process and the effective date of the changes has been delayed to December 31, 2011.
•	The Dodd-Frank Act creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. Banks and savings institutions with $10 billion or less in assets will continue to be examined for compliance with consumer laws by their primary bank regulators.
•	The Dodd-Frank Act requires that the Federal Reserve Board (“FRB”) propose regulations to establish standards for debit card interchange transaction fees. Interchange fees are established by payment card networks and ultimately paid by merchants to debit card issuers for each electronic debit transaction. In accordance with the Dodd-Frank Act, these fees must be reasonable and proportional to the issuer’s cost for processing the transaction. On June 29, 2011, the FRB approved a final debit card interchange regulation which caps an issuer’s base fee at 21 cents per transaction plus an additional fee computed at five basis-points of the transaction value. If an issuer complies with certain fraud-prevention policies, the issuer can charge an additional $0.01 per transaction to cover the costs of the fraud-prevention program. These standards apply to issuers that, together with their affiliates, have assets of $10 billion or more. The effective date of the pricing restrictions is October 1, 2011. The Company’s assets are under $10 billion and therefore not directly impacted by these provisions. The Company is currently assessing the impact of these regulations with their payment card networks as it anticipated that the market will drive the interchange fees down for the Company.

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
     Changes in Internal Controls over Financial Reporting. There were no changes in our internal control over financial reporting that occurred through the third quarter of 2011 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     The Company is not involved in any legal proceedings other than routine legal proceedings occurring in the ordinary course of business or other matters not considered to be material. Management believes that those legal proceedings involve, in the aggregate, amounts that are immaterial to the Company’s financial condition and results of operations.
Item 1A. Risk Factors
     As of the date of this report, there have been no material changes with regard to the Risk Factors disclosed in Item 1A of our 2010 Annual Report on Form 10-K, which are incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Not applicable.

(b)	Not applicable.

(c)	Not applicable
Item 3. Defaults Upon Senior Securities — None
Item 5. Other Information — None
Item 6. Exhibits
Exhibits Index

No.	Exhibit
3.(i)	Restated Articles of Organization, as adopted May 20, 2010, incorporated by reference to Form 8-K filed on May 24, 2010.

3.(ii)	Amended and Restated Bylaws of the Company, incorporated by reference to Form 8-K filed on May 24, 2010.

4.1	Specimen Common Stock Certificate, incorporated by reference to Form 10-K for the year ended December 31, 1992.

4.2	Specimen Preferred Stock Purchase Rights Certificate, incorporated by reference to Form 8-A Registration Statement filed on November 5, 2001.

4.3	Indenture of Registrant relating the Junior Subordinated Debt Securities issued to Independent Capital Trust V, is incorporated by reference to Form 10-K for the year ended December 31, 2006 filed on February 28, 2007.

4.4	Form of Certificate of Junior Subordinated Debt Security for Independent Capital Trust V (included as Exhibit A to Exhibit 4.9)

4.5	Amended and Restated Declaration of Trust for Independent Capital Trust V, incorporated by reference to Form 10-K for the year ended December 31, 2006 filed on February 28, 2007.

4.6	Form of Capital Security Certificate for Independent Capital Trust V (included as Exhibit A-1 to Exhibit 4.9).

4.7	Guarantee Agreement relating to Independent Capital Trust V, is incorporated by reference to Form 10-K for the year ended December 31, 2006 filed on February 28, 2007.

No.	Exhibit
4.8	Forms of Capital Securities Purchase Agreements for Independent Capital Trust V, is incorporated by reference to Form 10-K for the year ended December 31, 2006 filed on February 28, 2007.

4.9	Subordinated Debt Purchase Agreement between USB Capital Resources and Rockland Trust Company dated as of August 27, 2008, is incorporated by reference to Form 8-K filed on September 2, 2008.

4.10	Rockland Trust Company Employee Savings, Profit Sharing and Stock Ownership Plan, incorporated by reference to Form S-8 filed on April 16, 2010.

4.11	Independent Bank Corp. 2010 Dividend Reinvestment and Stock Purchase Plan, incorporated by reference to Form S-3 filed on August 24, 2010.

10.1	Independent Bank Corp. 1996 Non-Employee Directors’ Stock Option Plan incorporated by reference to Definitive Proxy Statement for the 1996 Annual Meeting of Stockholders filed on March 19, 1996.

10.2	Independent Bank Corp. 1997 Employee Stock Option Plan incorporated by reference to the Definitive Proxy Statement for the 1997 Annual Meeting of Stockholders filed on March 20, 1997.

10.3	Independent Bank Corp. 2005 Employee Stock Plan, incorporated by reference to Form S-8 filed on July 28, 2005.

10.4	Renewal Rights Agreement dated as of September 14, 2000 by and between the Company and Rockland Trust, as Rights Agent, incorporated by reference to Form 8-K filed on October 23, 2000.

10.5	Independent Bank Corp. Deferred Compensation Program for Directors (restated as amended as of December 1, 2000), incorporated by reference to Form 10-K for the year ended December 31, 2000, filed on March 29, 2001.

10.6	Master Securities Repurchase Agreement, incorporated by reference to Form S-1 Registration Statement filed on September 18, 1992.

10.7	Revised employment agreements between Christopher Oddleifson, Raymond G. Fuerschbach, Edward F. Jankowski, Jane L. Lundquist, Gerard F. Nadeau, Edward H. Seksay, and Denis K. Sheahan and the Company and/or Rockland Trust and a Rockland Trust Company amended and restated Supplemental Executive Retirement Plan dated November 20, 2008, incorporated by reference to Form 8-K filed on November 21, 2008.

10.8	Specimen forms of stock option agreements for the Company’s Chief Executive and other executive officers, incorporated by reference to Form 8-K filed on December 20, 2005.

10.9	On-Site Outsourcing Agreement by and between Fidelity Information Services, Inc. and Independent Bank Corp., effective as of November 1, 2004, incorporated by reference to Form 10-K for the year ended December 31, 2004 filed on March 4, 2005. Amendment to On-Site Outsourcing Agreement, incorporated by reference to Form 8-K filed on May 7, 2008.

No.	Exhibit
10.10	New Markets Tax Credit program Allocation Agreement between the Community Development Financial Institutions Fund of the United States Department of the Treasury and Rockland Community Development with an Allocation Effective Date of September 22, 2004, incorporated by reference to Form 8-K filed on October 14, 2004.

10.11	Independent Bank Corp. 2006 Non-Employee Director Stock Plan, incorporated by reference to Form S-8 filed on April 17, 2006.

10.12	Independent Bank Corp. 2006 Stock Option Agreement for Non-Employee Director, incorporated by reference to Form 10-Q filed on May 9, 2006.

10.13	Independent Bank Corp. 2006 Restricted Stock Agreement for Non-Employee Director, incorporated by reference to Form 10-Q filed on May 9, 2006.

10.14	New Markets Tax Credit program Allocation Agreement between the Community Development Financial Institutions Fund of the United States Department of the Treasury and Rockland Community Development with an Allocation Effective Date of January 9, 2007, is incorporated by reference to Form 10-K for the year ended December 31, 2006 filed on February 28, 2007.

10.15	New Markets Tax Credit program Allocation Agreement between the Community Development Financial Institutions Fund of the United States Department of the Treasury and Rockland Community Development with an Allocation Effective Date of June 18, 2009, incorporated by reference to Form 10-Q filed on November 5, 2009.

10.16	Item Processing and Other Services Agreement dated and effective as of July 1, 2010 by and between Fidelity Information Services, Inc. and Independent Bank Corp., incorporated by reference to Form 10-Q filed August 5, 2010.

10.17	Independent Bank Corp. 2010 Non-Employee Director Stock Plan, incorporated by reference to Form 8-K filed May 24, 2010.

10.18	Independent Bank Corp. 2010 Stock Option Agreement for Non-Employee Director, incorporated by reference to Form 8-K filed May 24, 2010.

10.20	Independent Bank Corp. 2010 Restricted Stock Agreement for Non-Employee Director, incorporated by reference to Form 8-K filed May 24, 2010.

10.21	Independent Bank Corp. amendment to the Amended and Restated 2005 Employee Stock Plan, incorporated by reference to Form S-8 filed on June 17, 2011.

10.22	Independent Bank Corp. and Rockland Trust company Executive Officer Performance Incentive Plan, incorporated by reference to Form 8-K filed on April 20, 2011.

31.1	Section 302 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.*

31.2	Section 302 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.*

No.	Exhibit
32.1	Section 906 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.+

32.2	Section 906 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.+

101.INS	XBRL Instance Document +
101.SCH	XBRL Taxonomy Extension Schema Document +
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document +
101.LAB	XBRL Taxonomy Extension Label Linkbase Document +
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document +
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document +

*	Filed herewith

+	Furnished herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
INDEPENDENT BANK CORP.
(registrant)

Date: November 4, 2011	/s/ Christopher Oddleifson
Christopher Oddleifson
President and Chief Executive Officer (Principal Executive Officer)

Date: November 4, 2011	/s/ Denis K. Sheahan
Denis K. Sheahan
Chief Financial Officer (Principal Financial Officer)

INDEPENDENT BANK CORP.
(registrant)