Form 10-K
period 2011-12-31
INDEPENDENT BANK CORP
filed 2012-03-09
CIK 776901

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 2011

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐        No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐        No  ☒

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

Large Accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock on June 30, 2011, was approximately $520,732,643.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. February 29, 2012             21,608,224

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

2011 ANNUAL REPORT ON FORM 10-K

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

These forward-looking statements, implicitly and explicitly, include the assumptions underlying the statements and other information with respect to the beliefs, plans, objectives, goals, expectations, anticipations, estimates, intentions, financial condition, results of operations, future performance and business, of the Company including the Company’s expectations and estimates with respect to the Company’s revenues, expenses, earnings, return on average equity, return on average assets, asset quality and other financial data and capital and performance ratios.

Although the Company believes that the expectations reflected in the Company’s forward-looking statements are reasonable, these statements involve risks and uncertainties that are subject to change based on various important factors (some of which are beyond the Company’s control). The following factors, among others, could cause the Company’s financial performance to differ materially from the Company’s goals, plans, objectives, intentions, expectations and other forward-looking statements:

•

a weakening in the United States economy in general and the regional and local economies within the New England region and the Company’s market area, which could result in a deterioration of credit quality, a change in the allowance for loan losses, or a reduced demand for the Company’s credit or fee-based products and services;

•

adverse changes in the local real estate market could result in a deterioration of credit quality and an increase in the allowance for loan losses, as most of the Company’s loans are concentrated within the Bank’s primary market area, and a substantial portion of these loans have real estate as collateral;

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

•	inflation, interest rate, market and monetary fluctuations could reduce net interest income and could increase credit losses;

•	adverse changes in asset quality could result in increasing credit risk-related losses and expenses;

•	changes in the deferred tax asset valuation allowance in future periods may adversely affect financial results;

•	competitive pressures could intensify and affect the Company’s profitability, including continued industry consolidation, the increased financial services provided by nonbanks and banking reform;

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

•

new laws and regulations regarding the financial services industry including, but not limited to, the Dodd-Frank Wall Street Reform and Consumer Protection Act, may have a significant affects on the financial services industry in general, and/or the Company in particular, the exact nature and extent of which is uncertain;

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

PART I.

Item 1.    Business

General

Independent Bank Corp. (the “Company”) is a state chartered, federally registered bank holding company headquartered in Rockland, Massachusetts that was incorporated under Massachusetts law in 1985. The Company is the sole stockholder of Rockland Trust Company (“Rockland” or the “Bank”), a Massachusetts trust company chartered in 1907. Rockland is a community-oriented commercial bank. The community banking business is the Company’s only reportable operating segment. The community banking business is managed as a single strategic unit and derives its revenues from a wide range of banking services, including lending activities, acceptance of demand, savings, and time deposits, and investment management. At December 31, 2011, the Company had total assets of $5.0 billion, total deposits of $3.9 billion, stockholders’ equity of $469.1 million, and 909 full-time equivalent employees.

As of December 31, 2011, the Bank had the following corporate subsidiaries, all of which were wholly-owned by the Bank and included in the Company’s consolidated financial statements:

•

Four Massachusetts security corporations, namely Rockland Borrowing Collateral Securities Corp., Rockland Deposit Collateral Securities Corp., and Taunton Avenue Securities Corp., which hold securities, industrial development bonds, and other qualifying assets. During 2011 Goddard Avenue Securities Corp. was formed to become a Massachusetts security corporation but, as of December 31, 2011, had not completed the process of security corporation qualification. The Bank anticipates that Goddard Avenue Securities Corp. will apply during 2012 to be qualified as a Massachusetts security corporation;

•

Rockland Trust Community Development Corporation, which has two wholly-owned subsidiaries, Rockland Trust Community Development LLC and Rockland Trust Community Development Corporation II, and which also serves as the manager of two Limited Liability Company subsidiaries wholly-owned by the Bank, Rockland Trust Community Development III LLC and Rockland Trust Community Development IV LLC, all of which were all formed to qualify as community development entities under federal New Markets Tax Credit Program criteria;

•

Rockland MHEF Fund LLC, a Delaware limited liability company, was established as a wholly-owned subsidiary of Rockland Trust. Massachusetts Housing Equity Fund, Inc. is the third party nonmember manager of Rockland MHEF Fund LLC which was established in connection with a low-income housing tax credit investment;

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

Periodically, the Bank acts as Qualified Intermediary (“QI”) and/or Exchange Accommodation Titleholder (“EAT”) in connection with customers’ like-kind exchanges under Section 1031 of the Internal Revenue Code through its subsidiary Compass Exchange Advisors, LLC. The Internal Revenue Service established a “safe harbor” procedure, Revenue Procedure 2000-37, that allows an EAT to hold title to property for up to 180 days. This Revenue Procedure also allows the customer to: lend the EAT all of the funds needed to acquire the property on a nonrecourse basis, manage the property, and receive all of the economic benefit of the property while title is held by the EAT. Compass Exchange Advisors LLC may form various entities to act as EATs and take title to customer’s property in connection with the customer’s 1031 exchange. In each transaction in which an entity owned by the Bank acts as EAT, any funds borrowed are nonrecourse to the EAT and Bank, no economic investment is made in the property and the EAT derives no profit or loss from the ownership or operation of the property (other than its fees for services). Accordingly, any property owned by an entity as EAT is not consolidated by the Bank.

Market Area and Competition

The Bank contends with considerable competition both in generating loans and attracting deposits. The Bank’s competition for generating loans is primarily from other commercial banks, savings banks, credit unions, mortgage banking companies, insurance companies, finance companies, and other institutional lenders. Competitive factors considered for loan generation include interest rates, terms offered, loan fees charged, loan products offered, services provided, and geographic locations.

In attracting deposits, the Bank’s primary competitors are savings banks, commercial and co-operative banks, credit unions, internet banks, as well as other nonbank institutions that offer financial alternatives such as brokerage firms and insurance companies. Competitive factors considered in attracting and retaining deposits include deposit and investment products and their respective rates of return, liquidity, and risk, among other factors, such as convenient branch locations and hours of operation, personalized customer service, online access to accounts, and automated teller machines.

The Bank’s market area is attractive and entry into the market by financial institutions previously not competing in the market area may continue to occur which could impact the Bank’s growth or profitability.

Lending Activities

The Bank’s gross loan portfolio (loans before allowance for loan losses) amounted to $3.8 billion on December 31, 2011, or 76.3% of total assets. The Bank classifies loans as commercial, consumer real estate, or other consumer. Commercial loans consist of commercial and industrial loans, commercial real estate, commercial construction, and small business loans. Commercial and industrial loans generally consist of loans with credit needs in excess of $250,000 and revenue in excess of $2.5 million, for working capital and other business-related purposes and floor plan financing. Commercial real estate loans are comprised of commercial mortgages, including mortgages for construction purposes that are secured by nonresidential properties, multifamily properties, or one-to-four family rental properties. Small business loans, including real estate loans, generally consist of loans to businesses with commercial credit needs of less than or equal to $250,000 and revenues of less than $2.5 million. Consumer real estate consists of residential mortgages and home equity loans and lines that are secured primarily by owner-occupied residences and mortgages for the construction of residential properties. Other consumer loans are mainly personal loans and automobile loans.

The Bank’s borrowers consist of small-to-medium sized businesses and consumers. The Bank’s market area is generally comprised of eastern Massachusetts, including Cape Cod and Rhode Island. Substantially all of the Bank’s commercial, consumer real estate, and other consumer loan portfolios consist of loans made to residents of and businesses located in the Bank’s market area. The majority of the real estate loans in the Bank’s loan portfolio are secured by properties located within this market area.

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

The Bank’s Controlled Asset and Consumer Collections departments are responsible for the management and resolution of nonperforming loans. Nonperforming loans consist of nonaccrual loans and loans that are more than 90 days past due but still accruing interest. In the course of resolving nonperforming loans, the Bank may choose to restructure the contractual terms of certain loans. Terms may be modified to fit the ability of the borrower to repay in line with its current financial status. When residential loans are modified, the borrower must perform during a 90 day trial period before the modification is finalized. It is the Bank’s practice to have any restructured loans which are on nonaccrual status prior to being modified remain on nonaccrual status for six months, including the trial period, before management considers its return to accrual status. If the restructured loan is on accrual status prior to being modified, it is reviewed to determine if the modified loan should remain on accrual status.

Other Real Estate Owned (“OREO”) includes properties controlled by the Bank. In order to facilitate the disposition of OREO, the Bank may finance the purchase of such properties at market rates if the borrower qualifies under the Bank’s standard underwriting guidelines. The Bank had twenty properties held as OREO at December 31, 2011 with a balance of $6.7 million.

Origination of Loans    Commercial and industrial, commercial real estate, and construction loan applications are obtained through existing customers, solicitation by Bank personnel, referrals from current or past customers, or walk-in customers. Small business loan applications are typically originated by the Bank’s retail staff, through a dedicated team of business officers, by referrals from other areas of the Bank, referrals from current or past customers, or through walk-in customers. Residential real estate loan applications primarily result from referrals by real estate brokers, homebuilders, and existing or walk-in customers. Mortgage loan officers provide convenient origination services during banking and nonbanking hours. Other consumer loan applications are directly obtained through existing or walk-in customers who have been made aware of the Bank’s consumer loan services through advertising, direct mail, and other media.

Loans are approved based upon a hierarchy of authority, predicated upon the size of the loan. Levels within the hierarchy of lending authorities range from individual lenders to the Executive Committee of the Board of Directors. In accordance with governing banking statutes, the Bank is permitted, with certain exceptions, to make loans and commitments to any one borrower, including related entities, in the aggregate amount of not more than $102.3 million, or 20% of the Bank’s stockholders’ equity, at December 31, 2011, which is the Bank’s legal lending limit. Notwithstanding the foregoing, the Bank has established a more restrictive limit of not more than $76.8 million, or 75% of the Bank’s legal lending limit at December 31, 2011, which may only be exceeded with the approval of the Board of Directors. There were no borrowers whose total indebtedness in aggregate exceeded the Bank’s self-imposed restrictive limit. The Bank’s largest relationship as of December 31, 2011 consisted of thirty-seven loans which aggregate to $46.5 million in exposure.

Sale of Loans    The Bank’s residential mortgage loans are generally originated in compliance with terms, conditions and documentation which permit the sale of such loans to investors, such as the Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“Fannie Mae”), the Government National Mortgage Association (“GNMA”), and other investors in the secondary market. Loan sales in the secondary market provide funds for additional lending and other banking activities. The Bank sells the servicing on a majority of the sold loans for a servicing released premium, simultaneous with the sale of the loan. For the remainder of the sold loans for which the Company retains the servicing, a mortgage servicing asset is recognized. As part of its asset/liability management strategy, the Bank may retain a portion of the adjustable rate and fixed rate residential real estate loan originations for its portfolio. During 2011, the Bank originated $334.3 million in residential real estate loans of which $63.8 million were retained in its portfolio, and comprised primarily of fifteen or twenty year terms.

Loan Portfolio    Below is a discussion of the loan categories in the Company’s portfolio. The following table shows the balance of the loans, the percentage of the gross loan portfolio, and the percentage of total interest income that the loans generated, by category, for the fiscal years indicated:

	As of December 31, 2011	% of Total Loans	% of Total Interest Income Generated For the Years Ended December 31,
			2011	2010	2009
	(Dollars in Thousands)
Commercial	$2,630,783	69.3%	64.3%	61.8%	57.3%
Consumer Real Estate	1,122,264	29.6%	22.7%	22.2%	22.5%
Other Consumer	41,343	1.1%	2.1%	3.4%	5.1%

TOTAL	$3,794,390	100.0%	89.1%	87.4%	84.9%

Commercial Loans    Commercial loans consist of commercial and industrial loans, commercial real estate loans, commercial construction loans and small business loans. The Bank offers secured and unsecured commercial loans for business purposes. Commercial loans may be structured as term loans or as revolving or nonrevolving lines of credit including overdraft protection, credit cards, automatic clearinghouse (“ACH”) exposure, owner and nonowner occupied commercial mortgages as well as issuing standby letters of credit.

The following pie chart shows the diversification of the commercial and industrial portfolio as of December 31, 2011:

Commercial & Industrial Loan Portfolio Composition

Total Portfolio $575.7 million

Commercial term loans generally have a repayment schedule of five years or less and, although the Bank occasionally originates some commercial term loans with interest rates which float in accordance with a designated index rate, the majority of commercial term loans have fixed rates of interest and are collateralized by equipment, machinery or other corporate assets. In addition, the Bank generally obtains personal guarantees from the principals of the borrower for virtually all of its commercial loans. At December 31, 2011, there were $223.5 million of term loans in the commercial loan portfolio.

Collateral for commercial revolving lines of credit may consist of accounts receivable, inventory or both, as well as other business assets. Commercial revolving lines of credit generally are reviewed on an annual basis and usually require substantial repayment of principal during the course of a year. The vast majority of these revolving lines of credit have variable rates of interest. At December 31, 2011, there were $352.2 million of revolving lines of credit in the commercial loan portfolio.

The Bank’s standby letters of credit generally are secured, have terms of not more than one year, and are reviewed for renewal on an annualized basis. At December 31, 2011, the Bank had $15.7 million of commercial and standby letters of credit.

The Bank also provides automobile and, to a lesser extent, boat and other vehicle floor plan financing. Floor plan loans are secured by the automobiles, boats, or other vehicles, which constitute the dealer’s inventory. Upon the sale of a floor plan unit, the proceeds of the sale are applied to reduce the loan balance. In the event a unit financed under a floor plan line of credit remains in the dealer’s inventory for an extended period, the Bank requires the dealer to pay-down the outstanding balance associated with such unit. Contractors hired by the Bank make unannounced periodic inspections of each dealer to review the condition of the underlying collateral and ensure that each unit that the Company has financed is accounted for. At December 31, 2011, there were $57.1 million in floor plan loans, all of which have variable rates of interest.

Small business lending caters to all of the banking needs of businesses with commercial credit requirements and revenues typically less than or equal to $250,000 and $2.5 million, respectively, and uses partially automated loan underwriting capabilities.

The Company makes use of the Bank’s authority as a preferred lender with the U.S. Small Business Administration (“SBA”). At December 31, 2011, there were $24.3 million of SBA guaranteed loans in the commercial portfolio and $4.5 million of SBA guaranteed loans in the small business loan portfolio.

The Bank’s commercial real estate portfolio, inclusive of commercial construction, is the Bank’s largest loan type concentration. This portfolio is well-diversified with loans secured by a variety of property types, such as owner-occupied and nonowner-occupied commercial, retail, office, industrial, warehouse, industrial development bonds, and other special purpose properties, such as hotels, motels, nursing homes, restaurants, churches, recreational facilities, marinas, and golf courses. Commercial real estate also includes loans secured by certain residential-related property types including multi-family apartment buildings, residential development tracts and condominiums.

The following pie chart shows the diversification of the commercial real estate portfolio as of December 31, 2011:

Commercial Real Estate Portfolio by Property Type

Total Portfolio $1.8 Billion

Although terms vary, commercial real estate loans may have maturities of five years or less, or rate resets every five years for longer duration loans. These loans may have amortization periods of 20 to 25 years, with interest rates that float in accordance with a designated index or that are fixed during the origination process. It is the Bank’s policy to obtain personal guarantees from the principals of the borrower on commercial real estate loans and to obtain financial statements at least annually from all actively managed commercial and multi-family borrowers.

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

Additionally, classified in the commercial real estate portfolio are industrial developmental bonds. The Bank owns certain bonds issued by various state agencies, municipalities and nonprofit organizations that it classifies as loans. This classification is made on the basis that another entity (i.e. the Bank’s customer), not the issuing agency, is responsible for the payment to the Bank of the principal and interest on the debt. Furthermore, credit underwriting is based solely on the credit of the customer (and guarantors, if any), the banking relationship is with the customer and not the agency, there is no active secondary market for the bonds, and the bonds are not available for sale, but are intended to be held by the bank until maturity. Therefore, the Bank believes that such bonds are more appropriately characterized as loans, rather than securities. At December 31, 2011 the balance of industrial developmental bonds was $39.4 million.

Construction loans are intended to finance the construction of residential and commercial properties, including loans for the acquisition and development of land or rehabilitation of existing properties. Nonpermanent construction loans generally have terms of at least six months, but not more than two years. They usually do not provide for amortization of the loan balance during the construction term. The majority of the Bank’s commercial construction loans have floating rates of interest based upon the Rockland base rate or the Prime or London Interbank Offered Rate (“LIBOR”) which are published daily in the Wall Street Journal.

Construction loans are generally considered to present a higher degree of risk than permanent real estate loans and may be affected by a variety of factors, such as adverse changes in interest rates and the borrower’s ability to control costs and adhere to time schedules. Other construction-related risks may include market risk, that is, the risk that “for-sale” or “for-lease” units may or may not be absorbed by the market within a developer’s anticipated time-frame or at a developer’s anticipated price. When the Company enters into a loan agreement with a borrower on a construction loan, an interest reserve may be included in the amount of the loan commitment to the borrower and it allows the lender to periodically advance loan funds to pay interest charges on the outstanding balance of the loan. The interest may be capitalized and added to the loan balance. Management actively tracks and monitors these accounts. At December 31, 2011 the amount of interest reserves relating to construction loans was approximately $1.0 million.

Consumer Real Estate Loans    The Bank’s consumer real estate loans consist of loans and lines secured by one-to-four family residential properties.

The Bank originates both fixed-rate and adjustable-rate residential real estate loans. The Bank will lend up to 97% of the lesser of the appraised value of the residential property securing the loan or the purchase price, and generally requires borrowers to obtain private mortgage insurance when the amount of the loan exceeds 80% of the value of the property. In certain instances for loans that qualify for the Fannie Mae Home Affordable Refinance Initiative and other similar programs, the Bank will lend up to 125% of the appraised value of the residential property, and are then subsequently sold by the Bank. The rates of these loans are typically competitive with market rates. The Bank’s residential real estate loans are generally originated only under terms, conditions and documentation which permit sale in the secondary market. The Bank generally requires title insurance protecting the priority of its mortgage lien, as well as fire, extended coverage casualty and flood insurance, when necessary, in order to protect the properties securing its residential and other real estate loans. Independent appraisers appraise properties securing all of the Bank’s first mortgage real estate loans, as required by regulatory standards.

The Bank’s residential construction lending is related to single-home residential development within the Bank’s market area and the portfolio amounted to $9.6 million at December 31, 2011. The Bank typically has focused its construction lending on relatively small projects and has developed and maintains relationships with developers and operative homebuilders within the Bank’s geographic footprint.

Home equity loans and lines may be made as a fixed rate term loan or under a variable rate revolving line of credit secured by a first or second mortgage on the borrower’s residence or second home. At December 31, 2011, 54.8% of the home equity loans were in first lien position and 45.2% of the loans were in second lien position. At December 31, 2011, $279.5 million, or 40.2%, of the home equity portfolio were term loans and $416.5 million, or 59.8%, of the home equity portfolio was comprised of revolving lines of credit. The Bank will typically originate home equity loans and lines in an amount up to 80% of the appraised value or on-line valuation, reduced for any loans outstanding which are secured by such collateral. Home equity loans and lines are underwritten in accordance with the Bank’s loan policy, which includes a combination of credit score, loan-to-value (“LTV”) ratio, employment history and debt-to-income ratio.

The Bank does supplement performance data with current Fair Isaac Corporation (“FICO”) and LTV estimates. Current FICO data is purchased and appended to all consumer loans on a quarterly basis. In addition, automated valuation services and broker opinions of value are used to supplement original value data for the residential and home equity portfolios. Use of re-score and re-value data enables the Bank to better understand the current credit risk associated with these loans, but is not the only factor relied upon in determining a borrower’s credit worthiness. See Note 4, “Loans, Allowance for Loan Losses and Credit Quality” within Notes to the Consolidated Financial Statements included in Item 8 hereof for more information regarding FICO and LTV estimates.

Other Consumer Loans    The Bank makes loans for a wide variety of personal needs. Consumer loans primarily consist of installment loans and overdraft protection. The Bank’s consumer loans also include auto, unsecured loans, loans secured by deposit accounts and loans to purchase motorcycles, recreational vehicles, or boats. The lending policy allows lending up to 80% of the purchase price of vehicles other than automobiles, with terms of up to three years for motorcycles and up to fifteen years for recreational vehicles.

Investment Activities

The Bank’s securities portfolio consists of U.S. Treasury securities, agency mortgage-backed securities, agency collateralized mortgage obligations, private mortgage-backed securities, state, county, and municipal securities, single issuer trust preferred securities issued by banks, pooled trust preferred securities issued by banks and insurers, equity securities held for the purpose of funding supplemental executive retirement plan obligations, and equity securities comprised of an investment in a community development affordable housing mutual fund. The majority of these securities are investment grade debt obligations with average lives of five years or less. U.S. Treasury securities entail a lesser degree of risk than loans made by the Bank by virtue of the guarantees that back them, require less capital under risk-based capital rules than noninsured or nonguaranteed mortgage loans, are more liquid than individual mortgage loans, and may be used to collateralize borrowings or other obligations of the Bank. The Bank views its securities portfolio as a source of income and liquidity. Interest and principal payments generated from securities provide a source of liquidity to fund loans and meet short-term cash needs. The Bank’s securities portfolio is managed in accordance with the Rockland Trust Company Investment Policy adopted by the Board of Directors. The Chief Executive Officer or the Chief Financial Officer may make investments with the approval of one additional member of the Asset/Liability Management Committee, subject to limits on the type, size and quality of all investments, which are specified in the Investment Policy. The Bank’s Asset/Liability Management Committee, or its appointee, is required to evaluate any proposed purchase from the standpoint of overall diversification of the portfolio. At December 31, 2011, securities totaled $518.5 million. Total securities generated interest and dividends of 10.6%, 12.2%, and 14.6% of total interest income for the fiscal years ended December 31, 2011, 2010 and 2009, respectively. The Company reviews its security portfolio to ensure collection of interest. If any securities are deferring interest payments, the Company would place these securities on nonaccrual status and reverse accrued but uncollected interest. The Company had $1.3 million of nonaccrual securities at December 31, 2011.

Sources of Funds

Deposits    At December 31, 2011 total deposits were $3.9 billion. Deposits obtained through the Bank’s branch banking network have traditionally been the principal source of the Bank’s funds for use in lending and for other general business purposes. The Bank has built a stable base of in-market core deposits from consumers, businesses, and municipalities. The Bank offers a range of demand deposits, interest checking, money market accounts, savings accounts, and time certificates of deposit. Interest rates on deposits are based on factors that include loan demand, deposit maturities, alternative costs of funds, and interest rates offered by competing financial institutions in the Bank’s market area. The Bank believes it has been able to attract and maintain satisfactory levels of deposits based on the level of service it provides to its customers, the convenience of its banking locations, and its interest rates, that are generally competitive with those of competing financial institutions. The Bank also participates in the Certificate of Deposit Registry Service (“CDARS”) program, allowing the Bank to provide easy access to multi-million dollar Federal Deposit Insurance Corporation (“FDIC”) insurance protection on Certificate of Deposit investments for consumers, businesses and public entities. As of December 31, 2011, CDARS deposits totaled $55.1 million. Occasionally and when rates and terms are favorable, and in keeping with the Bank’s interest rate risk and liquidity strategy, the Bank will supplement its customer deposit base with brokered deposits. As of December 31, 2011 the brokered deposits totaled $23.8 million. Additionally, the Bank has a municipal banking department that focuses on providing core depository services to local municipalities. As of December 31, 2011, municipal deposits totaled $517.1 million.

The Federal Government’s Emergency Economic Stabilization Act of 2008 (the “EESA”) introduced the Temporary Liquidity Guarantee Program (“TLGP”) effective November 2008. One of the TLGP’s main components resulted in an increase of deposit insurance coverage from $100,000 to $250,000 per depositor. The Dodd-Frank Act made the increase in the deposit insurance to $250,000 permanent. At December 31, 2011 there were $1.4 billion in deposits with balances over $250,000. Additionally, during 2010, amendments to the Federal Deposit Insurance Act were enacted, providing unlimited insurance coverage for noninterest-bearing transaction accounts through December 31, 2012. These deposits amounted to $377.9 million at December 31, 2011. This coverage applies to all insured depository institutions and there are no separate assessments applicable on these covered accounts.

Rockland Trust’s sixty-seven branch locations are supplemented by the Bank’s internet and mobile banking services as well as automated teller machine (“ATM”) cards and debit cards which may be used to conduct various banking transactions at ATMs maintained at each of the Bank’s full-service offices and five additional remote ATM locations. The ATM cards and debit cards also allow customers access to a variety of national and international ATM networks. The Bank also has mobile banking services giving customers the ability to use a variety of mobile devices to check balances, track account activity, search transactions, and set up alerts for text or e-mail messages for changes in their account. They can also transfer funds between Rockland Trust accounts and identify the nearest branch or ATM directly from their phone. An additional feature to the mobile banking suite is a capability called mDeposit, which allows the Bank’s customers to deposit a check into their account directly from their mobile device.

Borrowings    As of December 31, 2011, total borrowings were $537.7 million. Borrowings consist of short-term and long-term obligations and may consist of Federal Home Loan Bank (“FHLB”) advances, federal funds purchased, and assets sold under repurchase agreements.

In 1994, Rockland became a member of the FHLB of Boston. The primary reason for FHLB membership is to gain access to a reliable source of wholesale funding, particularly term funding as a tool to manage interest rate risk. As a member of the FHLB of Boston, the Bank is required to purchase stock in the FHLB. Accordingly, the Company had invested $35.9 million in FHLB stock as of December 31, 2011. At December 31, 2011, the Bank had $229.7 million outstanding in FHLB borrowings with initial maturities ranging from 3 months to 20 years. In addition, the Bank had $526.6 million of borrowing capacity remaining with the FHLB at December 31, 2011, inclusive of a $5.0 million line of credit. Also, as of December 31, 2011 the Bank had an available borrowing capacity at the Federal Reserve Bank of Boston of $618.8 million.

The Company also has access to other forms of borrowing, such as securities repurchase agreements. In a security repurchase agreement transaction, the Bank will generally sell a security, agreeing to repurchase either the same or a substantially identical security on a specified later date, at a price greater than the original sales price. The difference in the sale price and purchase price is the cost of the proceeds recorded as interest expense. The securities underlying the agreements are delivered to counterparties as security for the repurchase obligation. Since the securities are treated as collateral and the agreement stipulates that the borrower has an obligation to pay back the cash in short order, the transaction does not meet the criteria to be classified as a sale and is therefore considered a secured borrowing transaction for accounting purposes. Payments on such borrowings are interest only until the scheduled repurchase date. Repurchase agreements represent a nondeposit funding source for the Bank and the Bank is subject to the risk that the purchaser may default at maturity and not return the securities underlying the agreements. In order to minimize this potential risk, the Bank either deals with established firms when entering into these transactions or with customers whose agreements stipulate that the securities underlying the agreement are not delivered to the customer and instead are held in segregated safekeeping accounts by the Bank’s safekeeping agents. At December 31, 2011, the Bank had $50.0 million and $166.1 million of repurchase agreements with investment brokerage firms and customers, respectively.

Also included in borrowings at December 31, 2011 were $61.8 million of junior subordinated debentures and $30.0 million of subordinated debt. These instruments provide long-term funding as well as regulatory capital benefits. See Note 8, “Borrowings” within Notes to the Consolidated Financial Statements included in Item 8 hereof for more information regarding borrowings.

Investment Management

The Rockland Trust Investment Management Group provides investment management and trust services to individuals, institutions, small businesses, and charitable institutions throughout eastern Massachusetts, including Cape Cod, and Rhode Island.

Accounts maintained by the Rockland Trust Investment Management Group consist of managed and nonmanaged accounts. Managed accounts are those for which the Bank is responsible for administration and investment management and/or investment advice, while nonmanaged accounts are those for which the Bank acts solely as a custodian or directed trustee. The Bank receives fees dependent upon the level and type of service(s) provided. For the year ended December 31, 2011, the Investment Management Group generated gross fee revenues of $12.1 million. Total assets under administration as of December 31, 2011, were $1.7 billion, of which $1.6 billion was related to managed accounts.

The administration of trust and fiduciary accounts is monitored by the Trust Committee of the Bank’s Board of Directors. The Trust Committee has delegated administrative responsibilities to three committees, one for investments, one for administration, and one for operations, all of which are comprised of Investment Management Group officers who meet no less than quarterly.

The Bank has an agreement with LPL Financial (“LPL”) and its affiliates and their insurance subsidiary LPL Insurance Associates, Inc. to offer the sale of mutual fund shares, unit investment trust shares, general securities, fixed and variable annuities and life insurance. Registered representatives who are both employed by the Bank and licensed and contracted with LPL are onsite to offer these products to the Bank’s customer base. These same agents are also approved and appointed with the Smith Companies LTD, a division of Capitas Financial, LLC, an insurance general agent, to offer term, whole and universal life insurance. The Bank also has an agreement with Savings Bank Life Insurance of Massachusetts (“SBLI”) to enable appropriately licensed Bank employees to offer SBLI’s fixed annuities and life insurance to the Bank’s customer base. For the year ended December 31, 2011, the retail investments and insurance group generated gross fee revenues of $1.4 million.

Regulation

The following discussion sets forth certain of the material elements of the regulatory framework applicable to bank holding companies and their subsidiaries and provides certain specific information relevant to the Company. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. A change in applicable statutes, regulations or regulatory policy, may have a material effect on the Company’s business. The laws and regulations governing the Company and the Bank that are described in the following discussion generally have been promulgated to protect depositors and not for the purpose of protecting stockholders.

General    The Company is registered as a bank holding company under the Bank Holding Company Act of 1956 (“BHCA”), as amended, and as such is subject to regulation by the Board of Governors of the Federal Reserve System (“Federal Reserve”). Rockland Trust is subject to regulation and examination by the Commissioner of Banks of The Commonwealth of Massachusetts (the “Commissioner”) and the FDIC.

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

Financial Services Modernization Legislation    The Gramm-Leach-Bliley Act of 1999 (“GLB”) repealed provisions of the Glass-Steagall Act which restricted the affiliation of Federal Reserve member banks with firms “engaged principally” in specified securities activities, and which restricted officer, director, or employee interlocks between a member bank and any company or person “primarily engaged” in specified securities activities.

In addition, the GLB preempts any state law restricting the establishment of financial affiliations, primarily related to insurance. The general effect of the law has been to establish a comprehensive framework permitting affiliations among commercial banks, insurance companies, securities firms and other financial service providers, by revising and expanding the BHCA framework to permit a holding company to engage in a full range of financial activities through a new entity known as a “financial holding company.” “Financial activities” is broadly defined to include not only banking, insurance and securities activities, but also merchant banking and additional activities that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

The GLB also permits national banks to engage in expanded activities through the formation of financial subsidiaries. A national bank may have a subsidiary engaged in any activity authorized for national banks directly or any financial activity, except for insurance underwriting, insurance investments, real estate investment or development, or merchant banking, which may only be conducted through a subsidiary of a financial holding company. Financial activities include all activities permitted under the BHCA or permitted by regulation.

Because the GLB permits banks, securities firms and insurance companies to affiliate, the financial services industry has experienced further consolidation which has increased the amount of competition that the Company faces from larger institutions and other types of companies offering financial products, many of which may have substantially more financial resources than the Company.

Interstate Banking    The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, as amended by the Riegle-Neal Amendments Act of 1997 (the “Interstate Banking Act”), permits bank holding companies to acquire banks in states other than their home state without regard to state laws that previously restricted or prohibited such acquisitions except for any state requirement that the bank has been organized and operating for a minimum period of time, not to exceed five years, and the requirement that the bank holding company, after the proposed acquisition, controls no more than 10 percent of the total amount of deposits of insured depository institutions in the United States and no more than 30 percent or such lesser or greater amount set by state law of such deposits in that state. The Interstate Banking Act also facilitates the operation by state-chartered banks of branch networks across state lines.

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

In addition to the risk-based capital requirements, the Federal Reserve requires bank holding companies to maintain a minimum leverage capital ratio of Tier 1 capital to total assets of 3.0%. Total assets for this purpose do not include goodwill and any other intangible assets or investments that the Federal Reserve determines should be deducted from Tier 1 capital. The Federal Reserve has announced that the 3.0% Tier 1 leverage capital ratio requirement is the minimum for the top-rated bank holding companies without any supervisory, financial or operational weaknesses or deficiencies or those which are not experiencing or anticipating significant growth. Other bank holding companies are expected to maintain Tier 1 leverage capital ratios of at least 4.0% to 5.0% or more, depending on their overall condition.

The Company currently is in compliance with the above-described regulatory capital requirements. At December 31, 2011, the Company had Tier 1 capital and total capital equal to 10.74% and 12.78% of total risk-weighted adjusted assets, respectively, and Tier 1 leverage capital equal to 8.61% of total average assets. As of such date, the Bank complied with the applicable bank federal regulatory risked based capital requirements, with Tier 1 capital and total capital equal to 10.13% and 12.17% of total risk-weighted assets, respectively, and Tier 1 leverage capital equal to 8.12% of total average assets.

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

The Federal Reserve limits the inclusion of restricted core capital elements, which include trust preferred securities, in Tier 1 capital of bank holding companies. The inclusion of these elements is limited to an amount equal to one-third of the sum of unrestricted core capital less goodwill, net of deferred tax liabilities. Based on these limits, the Company has not had to exclude its trust preferred securities when calculating Tier 1 capital in 2011. Additionally, the Collin’s Amendment of the Dodd-Frank Act, which was enacted in 2010, includes proposed regulation regarding the inclusion of hybrid capital instruments, which includes trust preferred securities, as regulatory capital. The Collin’s Amendment would result in the a three-year phase out of such instruments from inclusion in regulatory capital, however the Company’s capital position would not be impacted, as companies with less than $15 billion in assets would receive grandfathered capital treatment on its trust preferred securities issued before May 19, 2010.

Additionally, the Basel Committee has issued capital standards entitled “Basel III: A global regulatory framework for more resilient banks and banking systems” (“Basel III”). Although the Company is not currently subject to these requirements, if adopted in their current form by U.S. banking regulators, the BASEL III rules could increase the capital requirements of the Company. If enacted, the new BASEL III requirements would be phased-in over a timeframe ending in 2022, resulting in an increase in capital requirements along with the restriction of certain items in Tier 1 capital. Restricted items from Tier 1 capital would include trust preferred securities along with certain levels of deferred tax assets and mortgage servicing assets. U.S. Banking regulators have not issued any proposed rulemaking or supervisory guidance on Basel III, which leaves significant uncertainty surrounding the future of Basel III and its effect on the Company.

Each federal banking agency has broad powers to implement a system of prompt corrective action to resolve problems of financial institutions that it regulates which are not adequately capitalized. The minimum levels are defined as follows:

	Bank					Holding Company
Category	Total Risk-Based Ratio		Tier 1 Risk-Based Ratio		Tier 1 Leverage Capital Ratio	Total Risk-Based Ratio		Tier 1 Risk-Based Ratio		Tier 1 Leverage Capital Ratio
Well Capitalized	> 10%	and	> 6%	and	> 5%	n/a		n/a		n/a
Adequately Capitalized	> 8%	and	> 4%	and	> 4%*	> 8%	and	> 4%	and	> 4%
Undercapitalized	< 8%	or	< 4%	or	< 4%*	< 8%	or	< 4%	or	< 4%
Significantly Undercapitalized	< 6%	or	< 3%	or	< 3%	n/a		n/a		n/a

*	3% for institutions with a rating of one under the regulatory CAMELS or related rating system that are not anticipating or experiencing significant growth and have well-diversified risk.

A bank is considered critically undercapitalized if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. At December 31, 2011, the Company’s tangible equity ratio was 6.80%. As of December 31, 2011, the Bank was deemed a “well-capitalized institution” as defined by federal banking agencies.

Commitments to Affiliated Institutions    Under Federal Reserve policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank. This support may be required at times when the Company may not be able to provide such support. Similarly, under the cross-

guarantee provisions of the Federal Deposit Insurance Act, in the event of a loss suffered or anticipated by the FDIC — either as a result of default of a banking or thrift subsidiary of a bank/financial holding company such as the Company or related to FDIC assistance provided to a subsidiary in danger of default — the other banking subsidiaries of such bank/financial holding company may be assessed for the FDIC’s loss, subject to certain exceptions.

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

Any company would be required to obtain the approval of the Federal Reserve under the BHCA before acquiring 25% (5% in the case of an acquirer that is a bank holding company) or more of the outstanding common stock of, or such lesser number of shares as constitute control over the company. Such approval would be contingent upon, among other things, the acquirer registering as a bank holding company, divesting all impermissible holdings and ceasing any activities not permissible for a bank holding company. The Company does not own more than 5% voting stock in any banking institution other than the Bank.

FDIC Deposit Insurance    The Bank’s deposit accounts are insured to the maximum extent permitted by law by the Deposit Insurance Fund (“DIF”) which is administered by the FDIC. The FDIC offers insurance coverage on deposits up to the federally insured limit of $250,000. Additionally, during 2010, amendments to the Federal Deposit Insurance Act were enacted, providing unlimited insurance coverage for noninterest-bearing transaction accounts through December 31, 2012. This coverage applies to all insured depository institutions and there is no separate assessments applicable on these covered accounts.

The Bank is currently assessed a deposit insurance charge from the FDIC based upon the Bank’s overall assessment base multiplied by an assessment rate, determined from five established risk categories. Effective April 1, 2011, the Bank’s assessment base is defined as average consolidated total assets minus average tangible equity, adjusted for the impact of the risk category factors. Prior to April 1, the assessment base was defined as total deposit liabilities (less allowable exclusions).

During 2009, the FDIC voted to amend its assessment regulations to require all institutions to prepay the estimated risk-based assessments for the fourth quarter of 2009 (which would have been due in March 2010) and for all of 2010, 2011, and 2012. As a result, the Bank was required to pay $20.4 million on December 30, 2009. The remaining prepaid balance at December 31, 2011 was $9.9 million.

Community Reinvestment Act (“CRA”)    Pursuant to the CRA and similar provisions of Massachusetts law, regulatory authorities review the performance of the Company and the Bank in meeting the credit needs of the communities served by the Bank. The applicable regulatory authorities consider compliance with this law in connection with applications for, among other things, approval of new branches, branch relocations, engaging in certain additional financial activities under the Gramm-Leach-Bliley Act of 1999 (“GLB”), and acquisitions of banks and bank holding companies. The FDIC and the Massachusetts Division of Banks has assigned the Bank a CRA rating of outstanding as of the latest examination.

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

Sarbanes-Oxley Act of 2002    The Sarbanes-Oxley Act of 2002 (“SOX”) implemented a broad range of corporate governance and accounting measures to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at public companies, and to protect investors by improving the accuracy and reliability of disclosures under federal securities laws. Among other things, SOX and/or its implementing regulations have established new membership requirements and additional responsibilities for the Company’s audit committee, imposed restrictions on the relationship between the Company and its external auditors (including restrictions on the types of non-audit services the external auditors may provide), imposed additional responsibilities for the external financial statements on the Chief Executive Officer and Chief Financial Officer, expanded the disclosure requirements for corporate insiders, required management to evaluate disclosure controls and procedures, as well as internal control over financial reporting, and required the auditors to issue a report on the internal control over financial reporting.

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

Regulation W generally excludes all nonbank and nonsavings association subsidiaries of banks from treatment as affiliates, except to the extent that the Federal Reserve Board decides to treat these subsidiaries as affiliates.

Emergency Economic Stabilization Act of 2008    In response to the financial crisis affecting the banking and financial markets, in October 2008 the “EESA” was signed into law. Pursuant to the EESA, the U.S. Treasury (the “Treasury”) had the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U. S. financial markets.

The Treasury was authorized to purchase equity stakes in U.S. financial institutions. Under this program, known as the Capital Purchase Program (“CPP”), from the $700 billion authorized by the EESA, the Treasury made $250 billion of capital available to U.S. financial institutions through the purchase of preferred stock or subordinated debentures by the Treasury. In conjunction with the purchase of preferred stock from publicly-held financial institutions, the Treasury also received warrants to purchase common stock with an aggregate market price equal to 15% of the total amount of the preferred investment. Participating financial institutions were required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the CPP and were restricted from increasing dividends to common shareholders or repurchasing common stock for three years without the consent of the Treasury.

The Company had initially elected to participate in the CPP in January of 2009 and subsequently returned the funds in April of 2009. For further details, see Note 11 “Capital Purchase Program” within Notes to the Consolidated Financial Statements included in Item 8 hereof.

New Markets Tax Credit Program    The New Markets Tax Credit Program was created in December 2000 under federal law to provide federal tax incentives to induce private-sector, market-driven investment in businesses and real estate development projects located in low-income urban and rural communities across the nation. The New Markets Tax Credit Program is part of the United States Department of the Treasury Community Development Financial Institutions Fund. The New Markets Tax Credit Program enables investors to acquire federal tax credits by making equity investments for a period of at least seven years in qualified community development entities which have been awarded tax credit allocation authority by, and entered into an Allocation Agreement with, the United States Treasury. Community development entities must use equity investments to make loans to, or other investments in, qualified businesses and individuals in low-income communities in accordance with New Markets Tax Credit Program criteria. Investors receive an overall tax credit equal to 39% of their total equity investment, credited at a rate of 5% in each of the first 3 years and 6% in each of the final 4 years. More information on the New Markets Tax Credit Program may be obtained at www.cdfifund.gov. (The Company has included the web address only as inactive textual references and does not intend it to be an active link to the New Markets Tax Credit Programs website.) For further details about the Bank’s New Markets Tax Credit Program, see the paragraph entitled “Income Taxes” included in Item 7 below.

Dodd-Frank Wall Street Reform and Consumer Protection Act    During 2010, Congress enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). This law will significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt and implement a broad range of new rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

Effective July 21, 2011, the Dodd-Frank Act eliminated the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. Since the regulations became effective, the Company has not seen an increased demand for interest bearing checking accounts. Depending on future competitive responses, this significant change to existing law could have an adverse impact on the Company’s interest expense.

The Dodd-Frank Act also broadened the base for Federal Deposit Insurance Corporation insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and noninterest bearing transaction accounts have unlimited deposit insurance through December 31, 2012. The Company has begun to see a reduction in the amount of the FDIC assessment as a result of these changes in 2011.

The Dodd-Frank Act requires publicly traded companies to give stockholders a nonbinding vote on executive compensation and so-called “golden parachute” payments. The Company’s Board has decided to include a proxy vote on executive compensation every year. The legislation also directed the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

The Dodd-Frank Act broadened the scope of derivative instruments and requires clearing and exchange trading of certain instruments. Furthermore, the Dodd-Frank Act includes capital margin, reporting and registration requirements for derivative participants. A number of rules were passed in January 2012 and additional regulations from both the Commodity Futures Trading Commission and the SEC are being drafted. An extension for the rule-making has been granted until July 16, 2012. The Company does not believe the regulations approved to date will have a significant impact on its current derivative positions.

The Dodd-Frank Act created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. Banks and savings institutions with $10 billion or less in assets will continue to be examined for compliance with consumer laws by their primary bank regulators.

The Dodd-Frank Act requires the Federal Reserve Board (“FRB”) to propose regulations to establish standards for debit card interchange transaction fees. Interchange fees are established by payment card networks and ultimately paid by merchants to debit card issuers for each electronic debit transaction. In accordance with the Dodd-Frank Act, these fees must be reasonable and proportional to the issuer’s cost for processing the transaction. On June 29, 2011, the FRB approved a final debit card interchange regulation which caps an issuer’s base fee at $0.21 per transaction plus an additional fee computed at five basis-points of the transaction value. If an issuer complies with certain fraud-prevention policies, the issuer can charge an additional $0.01 per transaction to cover the costs of the fraud-prevention program. These standards apply to issuers that, together with their affiliates, have assets of $10 billion or more. The effective date of the pricing restrictions was October 1, 2011. The Company’s assets are under $10 billion and therefore it is not directly impacted by these provisions.

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

Employees    As of December 31, 2011, the Bank had 909 full time equivalent employees. None of the Company’s employees are represented by a labor union and management considers relations with its employees to be good.

Miscellaneous    The Bank is subject to certain restrictions on loans to the Company, investments in the stock or securities thereof, the taking of such stock or securities as collateral for loans to any borrower, and the issuance of a guarantee or letter of credit on behalf of the Company. The Bank also is subject to certain restrictions on most types of transactions with the Company, requiring that the terms of such transactions be substantially equivalent to terms of similar transactions with nonaffiliated firms. In addition, under state law, there are certain conditions for and restrictions on the distribution of dividends to the Company by the Bank.

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

Securities and Exchange Commission Availability of Filings on Company Website

Under Section 13 and 15(d) of the Securities Exchange Act of 1934 the Company must file periodic and current reports with the SEC. The public may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 100 F Street N.E. Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the Public Reference Room at 1-800-SEC-0330. The Company electronically files the following reports with the SEC: Form 10-K (Annual Report), Form 10-Q (Quarterly Report), Form 11-K (Annual Report for Employees’ Savings, Profit Sharing and Stock Ownership Plan), Form 8-K (Report of Unscheduled Material Events), Forms S-4, S-3 and 8-A (Registration Statements), and Form DEF 14A (Proxy Statement). The Company may file additional forms. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, at www.sec.gov, in which all forms filed electronically may be accessed. Additionally, the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after the Company electronically files such material with, or furnishes to, the SEC and additional shareholder information are available free of charge on the Company’s website: www.RocklandTrust.com (within the investor relations tab). Information contained on the Company’s website and the SEC website is not incorporated by reference into this Form 10-K. (The Company has included the web address and the SEC website address only as inactive textual references and does not intend them to be active links to our website or the SEC website.) The Company’s Code of Ethics and other Corporate Governance documents are also available on the Company’s website in the Investor Relations section of the website.

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

The state of the financial and credit markets, and potential sovereign debt defaults may severely impact the global and domestic economies and may lead to a significantly tighter environment in terms of liquidity and availability of credit. Economic growth may slow down and the national economy may experience additional recession periods. Market disruption, government and central bank policy actions intended to counteract the effects of recession, changes in investor expectations regarding compensation for market risk, credit risk and liquidity risk and changing economic data could continue to have dramatic effects on both the volatility of and the magnitude of the directional movements of interest rates. Although the Company pursues an asset/liability management strategy designed to control its risk from changes in interest rates, changes in market interest rates can have a material adverse effect on the Company’s profitability.

A further deterioration of the credit rating for U.S. long-term sovereign debt could adversely impact the Company.    On August 5, 2011, Standard and Poor’s downgraded the U.S. long-term sovereign debt from AAA, the highest rating, to AA+, the second highest rating. This downgrade does not directly impact the immediate current financial position or outlook for the Company, but a further downgrade could result in a re-evaluation of the ‘risk-free’ rate used in many accounting models, other-than-temporary-impairment of securities and/or impairment of goodwill and other intangibles.

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

A significant amount of the Company’s loans are concentrated in the Bank’s geographic footprint and adverse conditions in this area could negatively impact its operations.    Substantially all of the loans the Company originates are secured by properties located in, or are made to businesses which operate in Massachusetts, and to a lesser extent Rhode Island. Because of the current concentration of the Company’s loan origination activities in its geographic footprint, in the event of continued adverse economic conditions, including, but not limited to, increased unemployment, continued downward pressure on the value of residential and commercial real estate, political or business developments, that may affect the ability of property owners and businesses to make payments of principal and interest on the underlying loans in the Bank’s geographic footprint. The Company would likely experience higher rates of loss and delinquency on its loans than if its loans were more geographically diversified, which could have an adverse effect on its results of operations or financial condition.

The Company operates in a highly regulated environment and may be adversely impacted by changes in law, regulations, and accounting policies.    The Company is subject to extensive regulation, supervision and examination. See “Regulation” in Item 1 hereof, Business. Any change in the laws or regulations and failure by the Company to comply with applicable law and regulation, or a change in regulators’ supervisory policies or examination procedures, whether by the Massachusetts Commissioner of Banks, the FDIC, the Federal Reserve Board, other state or federal regulators, the United States Congress, or the Massachusetts legislature could have a material adverse effect on the Company’s business, financial condition, results of operations, and cash flows. Changes in accounting policies, practices and standards, as may be adopted by the regulatory agencies as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board, and other accounting standard setters, could also negatively impact the Company’s financial results.

The Dodd-Frank Act will have a significant impact on the regulatory structure of the financial markets and will impose additional costs on the Company.    It also could adversely affect certain of the Company’s business operations and competitive position. The Dodd-Frank Act, among other things, establishes a new Financial Stability Oversight Council to monitor systemic risk posed by financial institutions, restricts proprietary trading and private fund investment activities by banking institutions, creates a new framework for the regulation of derivatives and revises the FDIC’s assessment base for deposit insurance. Provisions in the Dodd-Frank Act may also restrict the flexibility of financial institutions to compensate their employees. In addition, provisions in the Dodd-Frank Act may require changes to existing capital rules or affect their interpretations by institutions or regulators, which could have an adverse effect on the Company’s business operations, capital structure, capital ratios or financial performance. The final effects of the Dodd-Frank Act on the Company’s business will depend largely on the implementation of the Dodd-Frank Act by regulatory bodies and the exercise of discretion by these regulatory bodies.

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

Difficult market conditions have adversely affected the industry in which the Company operates.    Dramatic declines in the housing market over the past several years, with falling real estate values and increasing foreclosures, unemployment, and under-employment have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities as well as major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative and cash securities, in turn, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets could materially affect the Company’s business, financial condition and results of operations. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on the Company and others in the financial services industry. In particular, the Company may face the following risks in connection with these events:

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

•

Deterioration or defaults made by issuers of the underlying collateral of the Company’s investment securities may cause additional credit related other-than-temporary impairment charges to the Company’s income statement.

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

•

The Company may be required to pay significantly higher FDIC premiums because market developments could significantly deplete the insurance fund of the FDIC and reduce the ratio of reserves to insured deposits.

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

Impairment of goodwill and/or intangible assets could require charges to earnings, which could result in a negative impact on our results of operations.    Goodwill arises when a business is purchased for an amount greater than the net fair value of its assets. The Bank has recognized goodwill as an asset on the balance sheet in connection with several recent acquisitions (see Note 6 “Goodwill and Identifiable Intangible Assets” within Notes to the Consolidated Financial Statements included in Item 8 hereof). When an intangible asset is determined to have an indefinite useful life, it is not amortized, and instead is evaluated for impairment. Goodwill is subject to impairment tests annually, or more frequently if necessary, and is evaluated using a two step impairment approach. A significant and sustained decline in the Company’s stock price and market capitalization, a significant decline in the Company’s expected future cash flows, a significant adverse change in the business climate, slower growth rates or other factors could result in impairment of goodwill or other intangible assets. If the Company were to conclude that a future write-down of the goodwill or intangible assets is necessary, then the Company would record the appropriate charge to earnings, which could be materially adverse to the results of operations and financial position.

Deterioration in the Federal Home Loan Bank (“FHLB”) of Boston’s capital might restrict the FHLB of Boston’s ability to meet the funding needs of its members, cause a suspension of its dividend, and cause its stock to be determined to be impaired.    Significant components of the Bank’s liquidity needs are met through its access to funding pursuant to its membership in the FHLB of Boston. The FHLB is a cooperative that provides services to its member banking institutions. The primary reason for joining the FHLB is to obtain funding from the FHLB of Boston. The purchase of stock in the FHLB is a requirement for a member to gain access to funding. Any deterioration in the FHLB’s performance may affect the Company’s access to funding and/or require the Company to deem the required investment in FHLB stock to be impaired.

Reductions in the value of the Company’s deferred tax assets could affect earnings adversely.    A deferred tax asset is created by the tax effect of the differences between an asset’s book value and its tax basis. The Company assesses the deferred tax assets periodically to determine the likelihood of the Company’s ability to realize their benefits. These assessments consider the performance of the associated business and its ability to generate future taxable income. If the information available to the Company at the time of assessment indicates there is a greater than 50% chance that the Company will not realize the deferred tax asset benefit, the Company is required to establish a valuation allowance for it and reduce its future tax assets to the amount the Company believes could be realized in future tax returns. Recording such a valuation allowance could have a material adverse effect on the results of operations or financial position. Additionally the deferred tax asset is measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. Accordingly a change in enacted tax rates may result in a decrease/increase to the Company’s deferred tax asset.

The Company will need to keep pace with evolving information technology and guard against and react to increased cyber security risks and electronic fraud.    The potential need to adapt to changes in information technology could adversely impact the Company’s operations and require increased capital spending. The risk of electronic fraudulent activity within the financial services industry, especially in the commercial banking sector due to cyber criminals targeting bank accounts and other customer information, could adversely impact the Company’s operations, damage its reputation and require increased capital spending.

The Company’s business depends on maintaining the trust and confidence of customers and other market participants, and the resulting good reputation is critical to its business.    The Company’s ability to originate and maintain accounts is highly dependent upon the perceptions of consumer and commercial borrowers and deposit holders and other external perceptions of the Company’s business practices or financial health. The Company’s reputation is vulnerable to many threats that can be difficult or impossible to control, and costly or impossible to remediate. Regulatory inquiries, employee misconduct and rumors, among other things, can substantially damage the Company’s reputation, even if they are baseless or satisfactorily addressed. Adverse perceptions regarding the Company’s reputation in the consumer, commercial and funding markets could lead to difficulties in generating and maintaining accounts as well as in financing them and to decreases in the levels of deposits that consumer and commercial customers and potential customers choose to maintain with the Company, any of which could have a material adverse effect on the Company’s business and financial results.

If the Company’s risk management framework does not effectively identify or mitigate the Company’s risks, the Company could suffer unexpected losses and could be materially adversely affected.    The Company’s risk management framework seeks to mitigate risk and appropriately balance risk and return. The Company has established processes and procedures intended to identify, measure, monitor and report the types of risk to which its subject, including credit risk, operations risk, compliance risk, reputation risk, strategic risk, market risk and liquidity risk. The Company seeks to monitor and control its risk exposure through a framework of policies, procedures and reporting requirements. Management of the Company’s risks in some cases depends upon the use of analytical and/or forecasting models. If the models used to mitigate these risks are inadequate, the Company may incur losses. In addition, there may be risks that exist, or that develop in the future, that the Company has not appropriately anticipated, identified or mitigated. If the Company’s risk management framework does not effectively identify or mitigate its risks, the Company could suffer unexpected losses and could be materially adversely affected.

Item 1B.    Unresolved Staff Comments

None

Item 2.    Properties

At December 31, 2011, the Bank conducted its business from its main office located at 288 Union Street, Rockland, Massachusetts and sixty-six additional banking offices located within Barnstable, Bristol, Middlesex, Norfolk, Plymouth and Worcester counties in Eastern Massachusetts. In addition to its main office, the Bank leased fifty of its branches and owned the remaining sixteen branches. Also, the Bank had five remote ATM locations all of which were leased.

The Bank’s executive administration offices are located in Hanover, Massachusetts while the remaining administrative and operations locations are housed in several different campuses. Additionally, there are a number of sales offices not associated with a branch location throughout the Bank’s footprint.

For additional information regarding the Bank’s premises and equipment and lease obligations, see Notes 5, “Bank Premises and Equipment” and 17, “Commitments and Contingencies,” respectively, within Notes to Consolidated Financial Statements included in Item 8 hereof.

Item 3.    Legal Proceedings

At December 31, 2011, Rockland Trust was involved in pending lawsuits that arose in the ordinary course of business. Management has reviewed these pending lawsuits with legal counsel and has taken into consideration the view of counsel as to their outcome. In the opinion of management, the final disposition of pending lawsuits is not expected to have a material adverse effect on the Company’s financial position or results of operations.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market	for Independent Bank Corp.’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a.) Independent Bank Corp.’s common stock trades on the NASDAQ Global Select Market under the symbol INDB. The Company declared cash dividends of $0.76 and $0.72 per share in 2011 and in 2010. The ratio of dividends paid to earnings in 2011 and 2010 was 35.9% and 37.9%, respectively.

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

The following schedule summarizes the closing price range of common stock and the cash dividends paid for the fiscal years 2011 and 2010:

2011	High	Low	Dividend
4th Quarter	$27.95	$20.42	$0.19
3rd Quarter	27.91	20.86	0.19
2nd Quarter	29.98	25.95	0.19
1st Quarter	28.83	25.48	0.19

2010	High	Low	Dividend
4th Quarter	$28.09	$22.35	$0.18
3rd Quarter	25.55	20.91	0.18
2nd Quarter	28.09	23.21	0.18
1st Quarter	26.76	21.00	0.18

As of December 31, 2011 there were 21,499,768 shares of common stock outstanding which were held by approximately 2,645 holders of record. The number of record-holders may not reflect the number of persons or entities holding stock in nominee name through banks, brokerage firms, and other nominees. The closing price of the Company’s stock on December 31, 2011 was $27.29.

The information required by S-K Item 201(d) is incorporated by reference from Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters hereof.

Comparative Stock Performance Graph

The stock performance graph below and associated table compare the cumulative total shareholder return of the Company’s common stock from December 31, 2006 to December 31, 2011 with the cumulative total return of the NASDAQ Composite Index (U.S. Companies) and the SNL Bank NASDAQ Index. The lines in the graph and the numbers in the table below represent yearly index levels derived from compounded daily returns that include reinvestment or retention of all dividends. If the yearly interval, based on the last day of a fiscal year, was not a trading day, the preceding trading day was used. The index value for all of the series was set to 100.00 on December 31, 2006 (which assumes that $100.00 was invested in each of the series on December 31, 2006).

The following information in this Item 5 of this Annual Report on Form 10-K is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 or to the liabilities of Section 18 of the Securities Exchange Act of 1934, and will not be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent we specifically incorporate it by reference into such a filing. The stock price performance shown on the stock performance graph and associated table below is not necessarily indicative of future price performance. Information used on the graph and table was obtained from a third party provider, a source believed to be reliable, but the Company is not responsible for any errors or omissions in such information.

Total Return Performance

	Period Ending
Index	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
Independent Bank Corp.	100.00	77.26	76.27	63.13	84.27	87.65
NASDAQ Composite	100.00	110.66	66.42	96.54	114.06	113.16
SNL Bank NASDAQ	100.00	78.51	57.02	46.25	54.57	48.42

Source : SNL Financial LC, Charlottesville, VA

(b.) Not applicable

(c.) The following table sets forth information regarding the Company’s repurchases of its common stock during the three months ended December 31, 2011:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program(2)	Maximum Number of Shares That May Yet Be Purchased Under the Plan or Program
October 1 to October 31, 2011	8,273	$24.92	—	—
November 1 to November 30, 2011	—	—	—	—
December 1 to December 31, 2011	—	—	—	—

TOTAL	8,273		—	—

(1)	Shares repurchased relate to the surrendering of mature shares for the exercise and/or vesting of stock compensation grants.

(2)	The Company does not currently have a stock repurchase program or plan in place.

Item 6.    Selected Financial Data

The selected consolidated financial and other data of the Company set forth below does not purport to be complete and should be read in conjunction with, and is qualified in its entirety by, the more detailed information, including the Consolidated Financial Statements and related notes, appearing elsewhere herein.

	As of and For the Years Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in Thousands, Except Per Share Data)
FINANCIAL CONDITION DATA:
Securities available for sale	$305,332	$377,457	$508,650	$575,688	$427,998
Securities held to maturity	204,956	202,732	93,410	32,789	45,265
Loans	3,794,390	3,555,679	3,395,515	2,652,536	2,031,824
Allowance for loan losses	48,260	46,255	42,361	37,049	26,831
Goodwill and core deposit intangibles	140,722	141,956	143,730	125,710	60,411
Total assets	4,970,240	4,695,738	4,482,021	3,628,469	2,768,413
Total deposits	3,876,829	3,627,783	3,375,294	2,579,080	2,026,610
Total borrowings	537,686	565,434	647,397	695,317	504,344
Stockholders’ equity	469,057	436,472	412,649	305,274	220,465
Nonperforming loans	28,953	23,108	36,183	26,933	7,644
Nonperforming assets	37,149	31,493	41,245	29,883	8,325
OPERATING DATA:
Interest income	$195,751	$202,724	$202,689	$175,440	$158,524
Interest expense	28,672	38,763	51,995	58,926	63,555
Net interest income	167,079	163,961	150,694	116,514	94,969
Provision for loan losses	11,482	18,655	17,335	10,888	3,130
Noninterest income	52,700	46,906	38,192	29,032	33,265
Noninterest expenses	145,713	139,745	141,815	104,143	87,932
Net income	45,436	40,240	22,989	23,964	28,381
Preferred stock dividend	—	—	5,698	—	—
Net income available to the common shareholder	45,436	40,240	17,291	23,964	28,381
PER SHARE DATA:
Net income — basic	$2.12	$1.90	$0.88	$1.53	$2.02
Net income — diluted	2.12	1.90	0.88	1.52	2.00
Cash dividends declared	0.76	0.72	0.72	0.72	0.68
Book value	21.82	20.57	19.58	18.75	16.04
OPERATING RATIOS:
Return on average assets	0.96%	0.88%	0.40%	0.73%	1.05%
Return on average common equity	9.93%	9.46%	4.29%	8.20%	12.93%
Net interest margin (on a fully tax equivalent basis)	3.90%	3.95%	3.89%	3.95%	3.90%
Equity to assets	9.44%	9.30%	9.21%	8.41%	7.96%
Dividend payout ratio	35.88%	37.93%	82.79%	48.95%	33.41%
ASSET QUALITY RATIOS:
Nonperforming loans as a percent of gross loans	0.76%	0.65%	1.07%	1.02%	0.38%
Nonperforming assets as a percent of total assets	0.75%	0.67%	0.92%	0.82%	0.30%
Allowance for loan losses as a percent of total loans	1.27%	1.30%	1.25%	1.40%	1.32%
Allowance for loan losses as a percent of nonperforming loans	166.68%	200.17%	117.07%	137.56%	351.01%
CAPITAL RATIOS:
Tier 1 leverage capital ratio	8.61%	8.19%	7.87%	7.55%	8.02%
Tier 1 risk-based capital ratio	10.74%	10.28%	9.83%	9.50%	10.27%
Total risk-based capital ratio	12.78%	12.37%	11.92%	11.85%	11.52%

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

Executive Level Overview

During 2011, the Company sustained its positive momentum, as indicated by the notable strength in commercial and home equity loan originations, core deposit growth, new customer acquisition, reduced credit-related costs, and growth in fee revenue. The Company believes that its focus on employee engagement, service excellence and organic growth through integrated sales and marketing efforts continues to distinguish Rockland Trust from its peers. Management’s careful approach to risk management has enabled healthy balance sheet growth, growth in the Company’s capital position and excellent asset quality metrics.

Despite the difficult economy, the Company experienced net income growth of 12.9% as compared to the prior year. The Company’s net interest margin, while strong at 3.90%, decreased in the latter part of the year due to the significant decrease in interest rate indices, following actions by the Federal Reserve and the effect of global economic challenges. This had, and is expected to have, a significant impact on loan re-pricing and new loan origination yields. The scheduled amortization of higher yielding loans and securities also weighed on asset yields. As a partial offset to these factors, the Company has effectively managed to lower the cost of deposits, which decreased to 0.37% for 2011, down from 0.58% in 2010.

The following table illustrates key performance measures for the periods indicated:

	For the Years Ended December 31,
	2011	2010
Diluted Earnings Per Share	$2.12	$1.90
Return on Average Assets	0.96%	0.88%
Return on Average Common Equity	9.93%	9.46%
Net Interest Margin	3.90%	3.95%

Consistent with the Company’s strategic emphasis, the commercial loan portfolio was a significant driver of loan growth during 2011, as evidenced by commercial and industrial portfolio growth of 14.5% and commercial real estate portfolio growth of 7.6%. The home equity portfolio also experienced significant growth increasing by 20.2%, driven largely by the demand for first position mortgage refinancing fueled by historically low interest rates.

Deposits increased to $3.9 billion at December 31, 2011, an increase of $249.0 million, or 7.0%, as compared to the prior year. The Company continues to focus on improving the mix of deposits with core deposits increasing by $302.1 million, to $3.2 billion, and time deposits declining by $63.0 million. Accordingly, core deposits as a percentage of total deposits rose to 83.5%.

In terms of asset quality, the Company continues to experience strong performance. The following charts represent a number of important asset quality indicators that management monitors closely.

Nonperforming assets are comprised of nonperforming loans, nonperforming securities, other real estate owned, and other assets in possession, and are closely managed to ensure an expedient workout. The following table shows the roll-forward of nonperforming assets for the periods indicated:

	For the Years Ended
	December 31,
	2011		2010
	(Dollars in Thousands)
Nonperforming Assets Beginning Balance		$31,493		$41,245
New to Nonperforming		40,290		47,220
Loans Charged-Off		(11,341)		(16,187)
Loans Paid-Off		(10,593)		(20,484)
Loans Transferred to Other Real Estate Owned/Other Assets		(6,285)		(10,836)
Loans Restored to Accrual Status		(5,465)		(11,878)
Change to Other Real Estate Owned:
New to Other Real Estate Owned	6,285		10,836
Valuation Write Down	(1,569)		(409)
Sale of Other Real Estate Owned	(6,479)		(7,133)
Other	1,148		(15)

Total Change to Other Real Estate Owned		(615)		3,279
Change in Fair Value on Nonaccrual Securities		221		131
Other		(556)		(997)

NONPERFORMING ASSETS ENDING BALANCE		$37,149		$31,493

The following table shows the level of the Company’s nonperforming loans over the last five years:

The Company considers a loan to be in early stage delinquency when it is between 30-89 days past due and a loan is considered to be in late stage delinquency when it is 90 days or more past due. Loan delinquency, both early and late stage, remained well contained in 2011.

In the course of resolving problem loans, the Bank may choose to restructure the contractual terms of certain loans. Any loans that are modified are reviewed to determine if a troubled debt restructuring (“TDR”) has occurred, which is when for economic or legal reasons related to a borrower’s financial difficulties, the Bank grants a concession to the borrower that it would not otherwise consider. The following table shows the roll-forward of TDRs for the periods indicated:

	As of December 31,
	2011	2010
	(Dollars in Thousands)
TDRs Beginning Balance	$30,073	$13,982
New to TDR Status	22,485	23,027
Paydowns	(5,646)	(6,537)
Charge-offs	(531)	(399)
Loans Removed from TDR Status	—	—

TDRs ENDING BALANCE	$46,381	$30,073

As of December 31, 2011 and 2010, 80.1% and 86.8% of TDRs were performing and accruing interest, respectively.

Net loan charge-off activity decreased on a year-to-year basis reflecting a relatively good local economy, sound underwriting discipline and loan problem resolution skills. The Company’s net loan charge-offs over the last five years are shown in the table below:

The provision for loan losses was $11.5 million and $18.7 million for the years ended December 31, 2011 and 2010, respectively. The decrease in provisioning levels is largely due to improvements in certain asset quality measures, offset by shifts in the composition of loan portfolio mix, as certain portfolios require different levels of allowance allocation based upon the risks associated with each portfolio, as well as portfolio growth of outstanding balances. The allowance for loan losses as a percent of loans was 1.27% at December 31, 2011, as compared to 1.30% at December 31, 2010.

The Company’s results for 2011 were also positively impacted by growth in noninterest income. Service charges on deposit accounts increased by 22.1% from the prior year to $16.6 million due to increased customer utilization of overdraft privileges. Interchange and ATM fees increased to $7.7 million from $5.1 million in 2010. The increase was partially due to a reclassification of interchange income that was previously recorded as a net expense in other noninterest expense amounting to $1.5 million, as well as increased debit card usage by the Bank’s customers. The debit card usage has increased due to marketing promotions related to a debit card point program.

Noninterest expense increased over the prior year by 4.3% to $145.7 million. The increase in noninterest expense is largely related to the Bank’s investment in its commercial business and increased spending on advertising to promote continued growth.

In 2012, management will continue to pursue disciplined growth and to endeavor to invest shareholders’ capital in initiatives to promote long term shareholder value. Despite the industry challenges of a slow growth economy, increased competition, continued pressure on the net interest margin and increased regulatory and compliance requirements, management believes that it is imperative that the Company continue to make strategic investments in its future. Management will strive to grow the balance sheet and manage expenses in 2012 in order to achieve expected results. Management anticipates that the continuation of solid fundamentals and asset quality will drive the Company’s results in 2012. Management has provided diluted earnings per share estimates of $2.05 to $2.15 in 2012 as compared to the diluted earnings per share of $2.12 for 2011.

Non-GAAP Measures

When management assesses the Company’s financial performance for purposes of making day-to-day and strategic decisions, it does so based upon the performance of its core banking business, which is primarily derived from the combination of net interest income and noninterest or fee income, reduced by operating expenses, the provision for loan losses, and the impact of income taxes. The Company’s financial performance is determined in accordance with Generally Accepted Accounting Principles (“GAAP”) which sometimes includes gains or losses due to items that management does not believe are related to its core banking business, such as gains or losses on the sales of securities, merger and acquisition expenses, and other items. Management, therefore, also computes the Company’s non-GAAP operating earnings, which excludes these items, to measure the strength of the Company’s core banking business and to identify trends that may to some extent be obscured by gains or losses which management deems not to be core to the Company’s operations. Management believes that the financial impact of the items excluded when computing non-GAAP operating earnings will disappear or become immaterial within a near-term finite period.

Management’s computation of the Company’s non-GAAP operating earnings information is set forth because management believes it may be useful for investors to have access to the same analytical tool used by management to evaluate the Company’s core operational performance so that investors may assess the Company’s overall financial health and identify business and performance trends that may be more difficult to identify and evaluate when noncore items are included. Management also believes that the computation of non-GAAP operating earnings may facilitate the comparison of the Company to other companies in the financial services industry.

Non-GAAP operating earnings should not be considered a substitute for GAAP operating results. An item which management deems to be noncore and excludes when computing non-GAAP operating earnings can be of substantial importance to the Company’s results for any particular quarter or year. The Company’s non-GAAP operating earning information set forth is not necessarily comparable to non-GAAP information which may be presented by other companies.

The following table summarizes the impact of noncore items recorded for the time periods indicated below and reconciles them in accordance with GAAP:

	For the Years Ended December 31,
	Net Income		Diluted Earnings Per Share
	2011	2010	2011	2010
	(Dollars in Thousands)
As Reported (GAAP)
Net Income	$45,436	$40,240	$2.12	$1.90
Noncore Items:
Noninterest Income Components
Net Gain on Sale of Securities, net of tax	(428)	(271)	(0.02)	(0.01)
Noninterest Expense Components
Prepayment Fees on Borrowings, net of tax	448	—	0.02	—
Fair Value Mark on a Terminated Hedging Relationship, net of tax	—	328	—	0.01

Total Impact of Noncore Items	20	57	—	—

AS ADJUSTED (NON-GAAP)	$45,456	$40,297	$2.12	$1.90

The following non-GAAP financial measure is used by the Company to provide information that management believes is useful to investors in understanding the Company’s operating performance. The Company’s tangible common equity ratio is 6.80%, or 7.18% when presented as adjusted to include the tax deductibility of certain goodwill. The following table reconciles the calculation of this non-GAAP measure:

	As of December 31,
	2011	2010
	(Dollars in Thousands)
Total Stockholders’ Equity (GAAP)	$469,057	$436,472
Less: Goodwill	130,074	129,617
Less: Identifiable Intangible Assets	10,648	12,340

Tangible Equity	$328,335	$294,515
Plus: Tax Benefit of Deductible Portion of Goodwill	16,126	16,126
Plus: Tax Benefit of Deductible Portion of Intangible Assets	3,946	4,606

Tangible Equity As adjusted (Non-GAAP)	$348,407	$315,247

Total Assets (GAAP)	$4,970,240	$4,695,738
Less: Goodwill	130,074	129,617
Less: Identifiable Intangible Assets	10,648	12,340

Tangible Assets	$4,829,518	$4,553,781
Plus: Tax Benefit of Deductible Portion of Goodwill	16,126	16,126
Plus: Tax Benefit of Deductible Portion of Intangible Assets	3,946	4,606

Tangible Assets As Adjusted (Non-GAAP)	$4,849,590	$4,574,513

Tangible Equity/Tangible Assets	6.80%	6.47%
Tangible Equity/Tangible Assets As Adjusted (Non-GAAP)	7.18%	6.89%

Financial Position

Securities Portfolio    The Company’s securities portfolio consists of trading securities, securities available for sale, and securities which management intends to hold until maturity. Securities decreased by $69.3 million, or 11.8%, at December 31, 2011 as compared to December 31, 2010. The ratio of securities to total assets as of December 31, 2011 was 10.4%, compared to 12.5% at December 31, 2010.

The Company continually reviews investment securities for the presence of other-than-temporary impairment (“OTTI”). Further analysis of the Company’s OTTI can be found in Note 3 “Securities” within Notes to Consolidated Financial Statements included in Item 8 hereof.

The Company’s trading securities were $8.2 million and $7.6 million at December 31, 2011 and 2010, respectively, and are comprised of securities which are held solely for the purpose of funding certain executive nonqualified retirement obligations and a community development mutual fund investment.

The following table sets forth the fair value of available for sale securities and the amortized cost of held to maturity securities along with the percentage distribution:

Table 1 — Fair Value of Securities Available for Sale and Amortized Cost of Securities Held to Maturity

	As of December 31,
	2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Fair Value of Securities Available for Sale
U.S. Treasury Securities	$—	—	$717	0.2%	$744	0.1%
Agency Mortgage-Backed Securities	238,391	78.1%	313,302	83.0%	451,909	88.9%
Agency Collateralized Mortgage Obligations	53,801	17.6%	46,135	12.2%	32,022	6.3%
Private Mortgage-Backed Securities	6,110	2.0%	10,254	2.7%	14,289	2.8%
State, County and Municipal Securities	—	—	—	—	4,081	0.8%
Single Issuer Trust Preferred Securities Issued by Banks	4,210	1.4%	4,221	1.1%	3,010	0.6%
Pooled Trust Preferred Securities Issued by Banks and Insurers	2,820	0.9%	2,828	0.7%	2,595	0.5%

Total Fair Value of Securities Available for Sale	$305,332	100.0%	$377,457	100.0%	$508,650	100.0%

Amortized Cost of Securities Held to Maturity
U.S. Treasury Securities	$1,014	0.5%	$—	—	$—	—
Agency Mortgage-Backed Securities	109,553	53.5%	95,697	47.2%	54,064	57.9%
Agency Collateralized Mortgage Obligations	77,804	38.0%	89,823	44.3%	14,321	15.3%
State, County and Municipal Securities	3,576	1.7%	10,562	5.2%	15,252	16.3%
Single Issuer Trust Preferred Securities Issued by Banks	8,000	3.9%	6,650	3.3%	9,773	10.5%
Corporate Debt Securities	5,009	2.4%	—	0.0%	—	0.0%

Total Amortized Cost of Securities Held to Maturity	$204,956	100.0%	$202,732	100.0%	$93,410	100.0%

TOTAL	$510,288		$580,189		$602,060

The Company’s available for sale securities are carried at fair value and are categorized within the fair value hierarchy based on the observability of model inputs. Securities which require inputs that are both significant to the fair value measurement and unobservable are classified as Level 3. As of December 31, 2011 and 2010, the Company had $13.1 million and $17.3 million of securities categorized as Level 3, which represented 3.7% and 4.1% of the total assets recorded at fair value, respectively.

The following tables set forth contractual maturities of the Bank’s securities portfolio at December 31, 2011. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Table 2 — Fair Value of Securities Available for Sale and Amortized Cost of Securities Held to Maturity, Amounts Maturing

	Within One Year			One year to Five Years			Five Years to Ten Years			Over Ten Years			Total
	Amount	% of Total	Weighted Average Yield	Amount	% of Total	Weighted Average Yield	Amount	% of Total	Weighted Average Yield	Amount	% of Total	Weighted Average Yield	Amount	% of Total	Weighted Average Yield
	(Dollars in Thousands)
Fair Value of Securities Available for Sale
Agency Mortgage-Backed Securities	$—	—	—	$2,717	0.9%	4.8%	$50,021	16.4%	4.5%	$185,653	60.8%	4.6%	$238,391	78.1%	4.6%
Agency Collateralized Mortgage Obligations	—	—	—	—	—	—	11,043	3.6%	3.9%	42,758	14.0%	1.7%	53,801	17.6%	2.2%
Private Mortgage-Backed Securities	—	—	—	—	—	—	—	—	—	6,110	2.0%	6.0%	6,110	2.0%	6.0%
Single Issuer Trust Preferred Securities Issued by Banks	—	—	—	—	—	—	—	—	—	4,210	1.4%	7.7%	4,210	1.4%	7.7%
Pooled Trust Preferred Securities Issued by Banks and Insurers	—	—	—	—	—	—	—	—	—	2,820	0.9%	1.2%	2,820	0.9%	1.2%

Total Fair Value of Securities Available for Sale	$—	—	—	$2,717	0.9%	4.8%	$61,064	20.0%	4.4%	$241,551	79.1%	4.1%	$305,332	100.0%	4.2%

Amortized Cost of Securities Held to Maturity
U.S. Treasury Securities	$—	—	—	$—	—	—	$1,014	0.5%	3.0%	$—	—	—	$1,014	0.5%	3.0%
Agency Mortgage-Backed Securities	—	—	—	281	0.1%	5.5%	959	0.5%	5.5%	108,313	52.8%	3.4%	109,553	53.5%	3.4%
Agency Collateralized Mortgage Obligations	—	—	—	—	—	—	—	—	—	77,804	38.0%	2.8%	77,804	38.0%	2.8%
State, County and Municipal Securities	330	0.2%	3.9%	2,601	1.3%	4.5%	645	0.3%	4.8%	—	—	—	3,576	1.7%	4.5%
Single Issuer Trust Preferred Securities Issued by Banks	—	—	—	—	—	—	—	—	—	8,000	3.9%	6.4%	8,000	3.9%	6.4%
Corporate Debt Securities	—	—	—	5,009	2.4%	3.4%	—	—	—	—	—	—	5,009	2.4%	3.4%

Total Amortized Cost of Securities Held to Maturity	$330	0.2%	3.9%	$7,891	3.8%	3.8%	$2,618	1.3%	4.4%	$194,117	94.7%	3.3%	$204,956	100.0%	3.3%

TOTAL	$330		3.9%	$10,608		4.1%	$63,682		4.4%	$435,668		3.8%	$510,288		3.8%

As of December 31, 2011, the weighted average life of the securities portfolio was 4.3 years and the modified duration was 3.5 years.

Residential Mortgage Loan Sales   The Company’s primary loan sale activity arises from the sale of government sponsored enterprise eligible residential mortgage loans to other financial institutions. During 2011and 2010, the Bank originated residential loans with the intention of selling them in the secondary market. Loans are sold with servicing rights released and with servicing rights retained. The table below reflects the origination of these loans during the periods indicated:

Table 3 — Residential Mortgage Loan Sales

	As of December 31,
	2011	2010
	(Dollars in Thousands)
Loans originated and sold with servicing rights released	$270,357	$331,101
Loans originated and sold with servicing rights retained	$8,627	$11,257

The Company originates and sells loans to third parties and recognizes a mortgage servicing asset when it sells a loan with servicing rights retained. When a loan is sold, the Company enters into agreements that contain representations and warranties about the characteristics of the loans sold and their origination. The Company may be required to either repurchase mortgage loans or to indemnify the purchaser from losses if representations and warranties are breached. During the year ended December 31, 2011 the Company incurred losses of $222,000 on loans that were agreed to be repurchased. The Company has not at this time established a reserve for loan repurchases as it believes material losses are not probable.

Forward sale contracts of mortgage loans, considered derivative instruments for accounting purposes, are utilized by the Company in its efforts to manage risk of loss associated with its mortgage loan commitments and mortgage loans held for sale. Prior to closing and funding certain one-to-four residential mortgage loans, an interest rate lock commitment is generally extended to the borrower. During the period from commitment date to closing date, the Company is subject to the risk that market rates of interest may change. If market rates rise, investors generally will pay less to purchase such loans resulting in a reduction in the gain on sale of the loans or, possibly, a loss. In an effort to mitigate such risk, forward delivery sales commitments are executed, under which the Company agrees to deliver whole mortgage loans to various investors. See Note 12, “Derivative and Hedging Activities” within Notes to Consolidated Financial statements included in Item 8 hereof for more information on mortgage loan commitments and forward sales agreements.

Loan Portfolio    Management continues to focus on growth in the commercial and home equity lending categories, while placing less emphasis on the other lending categories. Although changing the composition of the Company’s loan portfolio has led to a slower growth rate, management believes the change to be prudent, given the prevailing interest rate and economic environment, as well as strategic priorities. The following table sets forth information concerning the composition of the Bank’s loan portfolio by loan type at the dates indicated:

Table 4 — Loan Portfolio Composition

	As of December 31,
	2011		2010		2009		2008		2007
	(Dollars in Thousands)
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial and Industrial	$575,716	15.2%	$502,952	14.1%	$373,531	11.0%	$270,832	10.2%	$190,522	9.4%
Commercial Real Estate	1,847,654	48.6%	1,717,118	48.4%	1,614,474	47.5%	1,126,295	42.4%	797,416	39.2%
Commercial Construction	128,904	3.4%	129,421	3.6%	175,312	5.2%	171,955	6.5%	133,372	6.6%
Small Business	78,509	2.1%	80,026	2.3%	82,569	2.4%	86,670	3.3%	69,977	3.4%
Residential Real Estate	416,570	11.0%	473,936	13.3%	555,306	16.4%	413,024	15.6%	323,847	15.9%
Residential Construction	9,631	0.3%	4,175	0.1%	10,736	0.3%	10,950	0.4%	6,115	0.3%
Home Equity	696,063	18.3%	579,278	16.3%	471,862	13.9%	406,240	15.3%	308,744	15.2%
Consumer — Other	41,343	1.1%	68,773	1.9%	111,725	3.3%	166,570	6.3%	201,831	10.0%

Gross Loans	3,794,390	100.0%	3,555,679	100.0%	3,395,515	100.0%	2,652,536	100.0%	2,031,824	100.0%

Allowance for Loan Losses	48,260		46,255		42,361		37,049		26,831

NET LOANS	$3,746,130		$3,509,424		$3,353,154		$2,615,487		$2,004,993

The following table sets forth the scheduled contractual amortization of the Bank’s loan portfolio at December 31, 2011. Loans having no schedule of repayments or no stated maturity are reported as due in one year or less. The following table also sets forth the rate structure of loans scheduled to mature after one year:

Table 5 — Scheduled Contractual Loan Amortization

	As of December 31, 2011
	Commercial	Commercial Real Estate	Commercial Construction		Small Business	Residential Real Estate	Residential Construction	Consumer Home Equity	Consumer Other	Total
	(Dollars In Thousands)
Amounts Due in:
One Year or Less	$251,749	$359,715	$48,871		$27,365	$19,922	$9,631	$16,383	$20,062	$753,698
After One Year Through
Five Years	222,690	1,006,892	53,201		31,927	68,818	—	71,410	16,949	1,471,887
Beyond Five Years	101,277	481,047	26,832		19,217	327,830	—	608,270	4,332	1,568,805

TOTAL	$575,716	$1,847,654	$128,904	(1)	$78,509	$416,570	$9,631	$696,063	$41,343	$3,794,390

Interest Rate Terms on Amounts Due After One Year:
Fixed Rate	$94,413	$646,367	$25,379		$24,697	$231,395	$—	$261,659	$21,281	1,305,191
Adjustable Rate	229,554	841,572	54,654		26,447	165,253	—	418,021	—	1,735,501

(1)	Includes certain construction loans that will convert to commercial mortgages and will be reclassified to commercial real estate upon the completion of the construction phase.

As of December 31, 2011, $4.7 million of loans scheduled to mature within one year were nonperforming.

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

Delinquency    The Bank’s philosophy toward managing its loan portfolios is predicated upon careful monitoring, which stresses early detection and response to delinquent and default situations. The Bank considers a loan to have defaulted when it reaches 90 days past due. The Bank seeks to make arrangements to resolve any delinquent or default situation over the shortest possible time frame. Generally, the Bank requires that a delinquency notice be mailed to a borrower upon expiration of a grace period (typically no longer than 15 days beyond the due date). Reminder notices may be sent and telephone calls may be made prior to the expiration of the grace period. If the delinquent status is not resolved within a reasonable time frame following the mailing of a delinquency notice, the Bank’s personnel charged with managing its loan portfolios, contact the borrower to ascertain the reasons for delinquency and the prospects for payment. Any subsequent actions taken to resolve the delinquency will depend upon the nature of the loan and the length of time that the loan has been delinquent. The borrower’s needs are considered as much as reasonably possible without jeopardizing the Bank’s position. A late charge is usually assessed on loans upon expiration of the grace period.

Nonaccrual Loans    As a general rule, within commercial real estate or home equity categories, loans more than 90 days past due with respect to principal or interest are classified as nonaccrual loans. As permitted by banking regulations, certain consumer loans past due 90 days or more continue to accrue interest. In addition, certain commercial and real estate loans that are more than 90 days past due may be kept on an accruing status if the loans are well secured and in the process of collection. Income accruals are suspended on all nonaccrual loans and all previously accrued and uncollected interest is reversed against current income. A loan remains on nonaccrual status until it becomes current with respect to principal and interest (and in certain instances remains current for up to six months), when the loan is liquidated, or when the loan is determined to be uncollectible and is charged-off against the allowance for loan losses.

Troubled Debt Restructurings    In the course of resolving problem loans, the Bank may choose to restructure the contractual terms of certain loans. The Bank attempts to work-out an alternative payment schedule with the borrower in order to avoid or cure a default. Any loans that are modified are reviewed by the Bank to identify if a TDR has occurred, which is when, for economic or legal reasons related to a borrower’s financial difficulties, the Bank grants a concession to the borrower that it would not otherwise consider. Terms may be modified to fit the ability of the borrower to repay in line with its current financial status and the restructuring of the loan may include the transfer of assets from the borrower to satisfy the debt, a modification of loan terms, or a combination of the two. If such efforts by the Bank do not result in satisfactory performance, the loan is referred to legal counsel, at which time foreclosure proceedings are initiated. At any time prior to a sale of the property at foreclosure, the Bank may terminate foreclosure proceedings if the borrower is able to work-out a satisfactory payment plan.

It is the Bank’s policy to have any restructured loans which are on nonaccrual status prior to being modified remain on nonaccrual status for six months, subsequent to being modified, before management considers its return to accrual status. If the restructured loan is on accrual status prior to being modified, it is reviewed to determine if the modified loan should remain on accrual status. Loans that are considered TDRs are classified as performing, unless they are on nonaccrual status or greater than 90 days delinquent. All TDRs are considered impaired by the Company, unless it is determined that the borrower is performing under modified terms and the restructuring agreement specified an interest rate greater than or equal to an acceptable rate for a comparable new loan at the time of the restructuring.

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

OREO consists of properties which when deemed to be controlled by the Bank, are recorded at fair value less cost to sell at the date control is established, resulting in a new cost basis. The amount by which the recorded investment in the loan exceeds the fair value (net of estimated cost to sell) of the foreclosed asset is charged to the allowance for loan losses. Subsequent declines in the fair value of the foreclosed asset below the new cost basis are recorded through the use of a valuation allowance. Subsequent increases in the fair value are recorded as reductions in the allowance, but not below zero. All costs incurred thereafter in maintaining the property are charged to noninterest expense. In the event the real estate is utilized as a rental property, rental income and expenses are recorded as incurred and included in noninterest income and noninterest expense, respectively.

Other assets in possession primarily consist of foreclosed assets deemed to be in control of the Company.

The following table sets forth information regarding nonperforming assets held by the Bank at the dates indicated:

Table 6 — Nonperforming Assets

	As of December 31,
	2011	2010	2009	2008	2007
	(Dollars In Thousands)
Loans Accounted for on a Nonaccrual Basis(1)
Commercial and Industrial	$1,883	$3,123	$4,205	$1,942	$306
Small Business	542	887	793	1,111	439
Commercial Real Estate	13,109	9,836	18,525	12,370	2,568
Residential Real Estate	9,867	6,728	10,829	9,394	2,380
Home Equity	3,130	1,752	1,166	1,090	872
Consumer — Other	381	505	373	751	579

Total	$28,912	$22,831	$35,891	$26,658	$7,144

Loans Past Due 90 Days or More But Still Accruing
Home Equity	$—	$4	$—	$—	$—
Consumer — Other	41	273	292	275	500

Total	$41	$277	$292	$275	$500

Total Nonperforming Loans	$28,953	$23,108	$36,183	$26,933	$7,644

Nonaccrual Securities(2)	1,272	1,051	920	910	—
Other Assets in Possession	266	61	148	231	—
Other Real Estate Owned	6,658	7,273	3,994	1,809	681

TOTAL NONPERFORMING ASSETS	$37,149	$31,493	$41,245	$29,883	$8,325

Nonperforming Loans as a Percent of Gross Loans	0.76%	0.65%	1.07%	1.02%	0.38%

Nonperforming Assets as a Percent of Total Assets	0.75%	0.67%	0.92%	0.82%	0.30%

(1)	There were $9.2 million, $4.0 million, $3.4 million, and $74,000 TDRs on nonaccrual at December 31, 2011, 2010, 2009 and 2008, respectively. There were no TDRs on nonaccrual at December 31, 2007.

(2)	Amounts represent the fair value of nonaccrual securities. The Company had six nonaccrual securities in 2011, 2010, and 2009, and five nonaccrual securities in 2008.

The following table sets forth information regarding troubled debt restructured loans as of the dates indicated:

Table 7 — Troubled Debt Restructurings

	As of December 31,
	2011	2010	2009	2008	2007
	(Dollars In Thousands)
Performing Troubled Debt Restructurings	$37,151	$26,091	$10,484	$1,063	$—
Nonaccrual Troubled Debt Restructurings	9,230	3,982	3,498	74	—

TOTAL	$46,381	$30,073	$13,982	$1,137	$—

Performing Troubled Debt Restructurings as a % of Total Loans	0.98%	0.73%	0.31%	0.04%	—
Nonaccrual Troubled Debt Restructurings as a % of Total Loans	0.24%	0.11%	0.10%	—	—
Total Troubled Debt Restucturings as a % of Total Loans	1.22%	0.85%	0.41%	0.04%	—

Income accruals are suspended on all nonaccrual loans and all previously accrued and uncollected interest is reversed against current income. The table below shows interest income that was recognized or collected on all nonaccrual loans and performing TDRs as of the dates indicated:

Table 8 — Interest Income Recognized/Collected on Nonaccrual Loans and Troubled Debt Restructured Loans

	For the Years Ended December 31,
	2011	2010	2009
	(Dollars in Thousands)
Interest Income that Would Have Been Recognized if Nonaccruing Loans Had Been Performing	$1,739	$2,749	$2,004
Interest Income Recognized on TDRs Still Accruing	2,140	1,425	330
Interest Collected on these Nonaccrual Loans and TDRs and Included in Interest Income	$2,708	$1,874	$359

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

Impairment is measured on a loan by loan basis for commercial and industrial, commercial real estate, commercial construction, and small business categories and for all loans identified as a troubled debt restructuring by comparing the loan’s value to either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. For impaired loans deemed collateral dependent, where impairment is measured using the fair value of the collateral, the Bank will either order a new appraisal or use another available source of collateral assessment such as a broker’s opinion of value to determine a reasonable estimate of the fair value of the collateral.

At December 31, 2011, impaired loans included all commercial and industrial loans, commercial real estate loans, commercial construction, and small business loans that are on nonaccrual status, TDRs, and other loans that have been categorized as impaired. Total impaired loans at December 31, 2011 and 2010 were $61.7 million and $47.4 million, respectively. For additional information regarding the Bank’s asset quality, including delinquent loans, nonaccruals, TDRs, and impaired loans, see Note 4, “Loans, Allowance for Loan Losses, and Credit Quality” within Notes to Consolidated Financial Statements included in Item 8 hereof.

Potential problem loans are any loans which are not included in nonaccrual or nonperforming loans, where known information about possible credit problems of the borrowers causes management to have concerns as to the ability of such borrowers to comply with present loan repayment terms. The table below shows the potential problem commercial loans at the time periods indicated:

Table 9 — Potential Problem Commercial Loans

	As of December 31,
	2011	2010
	(Dollars in Thousands)
Number of Loan Relationships	64	62
Aggregate Outstanding Balance	$113,641	$126,167

At December 31, 2011, these potential problem loans continued to perform with respect to payments. Management actively monitors these loans and strives to minimize any possible adverse impact to the Bank.

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

As of December 31, 2011, the allowance for loan losses totaled $48.3 million, or 1.27% of total loans as compared to $46.3 million, or 1.30% of total loans, at December 31, 2010. The increase in the amount of allowance and its corresponding decrease as a percentage of total loans, is largely due to improvements in certain asset quality measures, offset by shifts in the composition of loan portfolio mix, as certain portfolios require different levels of allowance allocation based upon the risks associated with each portfolio, as well as portfolio growth of outstanding balances.

The following table summarizes changes in the allowance for loan losses and other selected statistics for the periods presented:

Table 10 — Summary of Changes in the Allowance for Loan Losses

	As of December 31,
	2011	2010	2009	2008	2007
	(Dollars in Thousands)
Average Total Loans	$3,681,418	$3,434,769	$3,177,949	$2,489,028	$1,994,273

Allowance for Loan Losses, Beginning of Year	$46,255	$42,361	$37,049	$26,831	$26,815
Charged-Off Loans:
Commercial and Industrial	2,888	5,170	1,663	595	498
Commercial Real Estate	2,631	3,448	834	—	—
Commercial Construction	769	1,716	2,679	—	—
Small Business	1,190	2,279	2,047	1,350	789
Residential Real Estate	559	557	829	362	—
Home Equity	1,626	939	1,799	1,200	122
Consumer — Other	1,678	2,078	3,404	3,631	2,459

Total Charged-Off Loans	11,341	16,187	13,255	7,138	3,868

Recoveries on Loans Previously Charged-Off:
Commercial and Industrial	420	361	27	168	63
Commercial Real Estate	97	1	—	—	—
Commercial Construction	500	—	—	—	—
Small Business	160	217	204	159	26
Residential Real Estate	—	59	105	—	—
Home Equity	52	131	41	5	—
Consumer — Other	635	657	855	612	665

Total Recoveries	1,864	1,426	1,232	944	754

Net Loans Charged-Off:
Commercial and Industrial	2,468	4,809	1,636	427	435
Commercial Real Estate	2,534	3,447	834	—	—
Commercial Construction	269	1,716	2,679	—	—
Small Business	1,030	2,062	1,843	1,191	763
Residential Real Estate	559	498	724	362	—
Home Equity	1,574	808	1,758	1,195	122
Consumer — Other	1,043	1,421	2,549	3,019	1,794

Total Net Loans Charged-Off	9,477	14,761	12,023	6,194	3,114

Allowance Related to Business Combinations	—	—	—	5,524	—
Provision for Loan Losses	11,482	18,655	17,335	10,888	3,130

TOTAL ALLOWANCES FOR LOAN LOSSES, END OF YEAR	$48,260	$46,255	$42,361	$37,049	$26,831

Net Loans Charged-Off as a Percent of Average Total Loans	0.26%	0.43%	0.38%	0.25%	0.16%
Allowance for Loan Losses as a Percent of Total Loans	1.27%	1.30%	1.25%	1.40%	1.32%
Allowance for Loan Losses as a Percent of Nonperforming Loans	166.68%	200.17%	117.07%	137.56%	351.01%
Net Loans Charged-Off as a Percent of Allowance for Loan Losses	19.64%	31.91%	28.38%	16.72%	11.61%
Recoveries as a Percent of Charge-Offs	16.44%	8.81%	9.29%	13.22%	19.49%

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

The following table sets forth the allocation of the allowance for loan losses by loan category at the dates indicated:

Table 11 — Summary of Allocation of Allowance for Loan Losses

	As of December 31,
	2011		2010		2009		2008		2007
	Allowance Amount	Percent of Loans In Category To Total Loans	Allowance Amount	Percent of Loans In Category To Total Loans	Allowance Amount	Percent of Loans In Category To Total Loans	Allowance Amount	Percent of Loans In Category To Total Loans	Allowance Amount	Percent of Loans In Category To Total Loans
	(Dollars In Thousands)
Allocated Allowance:
Commercial and Industrial	$11,682	15.2%	$10,423	14.1%	$7,545	11.0%	$5,532	10.2%	$3,850	9.4%
Commercial Real Estate	23,514	48.6%	21,939	48.4%	19,451	47.5%	15,942	42.4%	13,939	39.2%
Commercial Construction	2,076	3.4%	2,145	3.6%	2,457	5.5%	4,203	6.9%	3,408	6.9%
Small Business	1,896	2.1%	3,740	2.3%	3,372	2.4%	2,170	3.3%	1,265	3.4%
Residential Real Estate	3,113	11.3%	2,915	13.4%	2,840	16.4%	2,447	15.6%	741	15.9%
Home Equity	4,597	18.3%	3,369	16.3%	3,945	13.9%	3,091	15.3%	1,326	15.2%
Consumer — Other	1,382	1.1%	1,724	1.9%	2,751	3.3%	3,664	6.3%	2,302	10.0%

TOTAL	$48,260	100.0%	$46,255	100.0%	$42,361	100.0%	$37,049	100.0%	$26,831	100.0%

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

Regardless of whether a loan is unsecured or collateralized, the Company charges off the amount of any confirmed loan loss in the period when the loans, or portions of loans, are deemed uncollectible. For troubled, collateral-dependent loans, loss-confirming events may include an appraisal or other valuation that reflects a shortfall between the value of the collateral and the book value of the loan or receivable, or a deficiency balance following the sale of the collateral. During 2011 allowance amounts increased by approximately $2.0 million to $48.3 million at December 31, 2011.

For additional information regarding the Bank’s allowance for loan losses, see Note 1, “Summary of Significant Accounting Policies” and Note 4, “Loans, Allowance for Loan Losses, and Credit Quality” within Notes to Consolidated Financial Statements included in Item 8 hereof.

Federal Home Loan Bank Stock    The Bank held an investment in Federal Home Loan Bank (“FHLB”) of Boston of $35.9 million at December 31, 2011 and December 31, 2010, respectively. The FHLB is a cooperative that provides services to its member banking institutions. The primary reason for the FHLB of Boston membership is to gain access to a reliable source of wholesale funding, particularly term funding, as a tool to manage interest rate risk. The purchase of stock in the FHLB is a requirement for a member to gain access to funding. The Company purchases FHLB stock proportional to the volume of funding received and views the purchases as a necessary long-term investment for the purposes of balance sheet liquidity and not for investment return.

During the first quarter of 2009, the FHLB indefinitely suspended its dividend payment, and continued the moratorium, put into effect during the fourth quarter of 2008, on all excess stock repurchases in an effort to help preserve capital. A significant portion of the Bank’s liquidity needs are satisfied through its access to funding pursuant to its membership in the FHLB. The FHLB’s board of directors has continued to focus on building retained earnings while delivering core solutions of liquidity and longer-term funding to their members. In addition to restoring a modest dividend in 2011, as a result of these efforts, the FHLB also announced a plan to repurchase excess capital stock beginning in 2012.

Goodwill and Identifiable Intangible Assets    Goodwill and Identifiable Intangible Assets were $140.7 million and $142.0 million at December 31, 2011 and December 31, 2010, respectively. For additional information regarding the goodwill and identifiable intangible assets, see Note 6, “Goodwill and Identifiable Intangible Assets” within Notes to Consolidated Financial Statements included in Item 8 hereof.

Cash Surrender Value of Life Insurance Policies    The bank holds life insurance policies for the purpose of offsetting the Bank’s future obligations to its employees under its retirement and benefits plans. The cash surrender value of life insurance policies was $86.1 and $82.7 million at December 31, 2011 and December 31, 2010, respectively. The bank recorded tax exempt income from the life insurance policies of $3.2 million in both 2011 and 2010 and $2.9 million in 2009.

Deposits    As of December 31, 2011, deposits of $3.9 billion were $249.0 million, or 6.9%, higher than the prior year-end. Core deposits, which the Company defines as nontime and nonbrokered deposits, increased by $302.1 million, or 10.3%, during 2011 and now comprise 83.5% of total deposits. The Company experienced growth in all categories of deposits fueled by increases in business deposits from commercial loan customers, inflows of municipal deposits and higher consumer deposits resulting from an increased advertising presence. The Company’s emphasis on core deposits has led to a steady reduction in time deposits which declined by $63.0 million or 9.1%, at December 31, 2011 as compared to December 31, 2010.

The following table sets forth the average balances of the Bank’s deposits for the periods indicated:

Table 12 — Average Balances of Deposits

	As of December 31,
	2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Demand Deposits	$910,701	24.9%	$773,718	22.0%	$659,916	21.0%
Savings and Interest Checking	1,355,478	37.2%	1,183,247	33.7%	913,881	29.2%
Money Market	728,380	19.9%	739,264	21.1%	639,231	20.4%
Time Certificates of Deposits	656,486	18.0%	814,462	23.2%	921,787	29.4%

TOTAL	$3,651,045	100.0%	$3,510,691	100.0%	$3,134,815	100.0%

The following table sets forth the maturities of the Bank’s time certificates of deposits in the amount of $100,000 or more as of December 31, 2011:

Table 13 — Maturities of Time Certificates of Deposits $100,000 and Over

	Balance	Percentage
	(Dollars In Thousands)
1 to 3 months	$53,767	23.9%
4 to 6 months	63,254	28.1%
7 to 12 months	55,245	24.5%
Over 12 months	52,833	23.5%

TOTAL	$225,099	100.0%

The Bank also participates in the Certificate of Deposit Registry Service (“CDARS”) program, allowing the Bank to provide easy access to multi-million dollar FDIC deposit insurance protection on certificate of deposits investments for consumers, businesses and public entities. The economic downturn and subsequent flight to safety makes CDARS an attractive product for customers. In addition, the Bank may occasionally raise funds through brokered certificates of deposit. This channel allows the Bank to seek additional funding in potentially large quantities by attracting deposits from outside the Bank’s core market. The following table sets forth the Bank’s brokered deposits as of the dates indicated:

Table 14 — Brokered Deposits

	As of December 31,
	2011	2010
	(Dollars in Thousands)
CDARS	$55,150	$13,642
Brokered Certificates of Deposit	13,815	—
Brokered Money Market	10,000	—

TOTAL BROKERED DEPOSITS	$78,965	$13,642

Borrowings    The following table shows the balance of borrowings at the periods indicated:

Table 15 — Borrowings by Category

	As of December 31,
	2011	2010	% Change
	(Dollars in Thousands)
Federal Home Loan Bank Advances and Other Borrowings	$229,701	$305,458	– 24.8%
Customer Repurchase Agreements	166,128	118,119	40.6%
Repurchase Agreements with Brokers	50,000	50,000	0.0%
Junior Subordinated Debentures	61,857	61,857	0.0%
Subordinated Debentures	30,000	30,000	0.0%

TOTAL	$537,686	$565,434	– 4.9%

Capital Resources    The Federal Reserve, the FDIC, and other regulatory agencies have established capital guidelines for banks and bank holding companies. Risk-based capital guidelines issued by the federal regulatory agencies require banks to meet a minimum Tier 1 risk-based capital ratio of 4.0% and a total risk-based capital ratio of 8.0%. A minimum requirement of 4.0% Tier 1 leverage capital is also mandated. At December 31, 2011, the Company and the Bank exceeded the minimum requirements for all regulatory capital ratios. See Note 18, “Regulatory Capital Requirements” within Notes to Consolidated Financial Statements included in Item 8 hereof for more information regarding capital requirements.

Mortgage Banking    The Bank originates residential loans for both its portfolio and with the intention of selling them in the secondary market. The Bank’s mortgage banking income consists primarily of revenue from premiums received on loans sold with servicing released, origination fees, and gains and losses on sold mortgages less related commission expense. The gains and losses resulting from the sales of loans with servicing retained are adjusted to recognize the present value of future servicing fee income over the estimated lives of the related loans. The following table shows the total residential loans that were closed and the amounts which were held in the portfolio and sold or held for sale in the secondary market during the periods indicated:

Table 16 — Closed Residential Real Estate Loans

	For the Years Ended December 31,
	2011	2010	2009
	(Dollars in Thousands)
Held in Portfolio	$63,824	$63,273	$68,320
Sold or Held for Sale in the Secondary Market	270,427	357,527	353,692

TOTAL CLOSED LOANS	$334,251	$420,800	$422,012

Included in the mortgage banking income results is the impact of the Bank’s mortgage servicing assets. Servicing assets are recognized as separate assets when rights are acquired through sale of loans with servicing rights retained. The principal balance of loans serviced by the Bank on behalf of investors amounted to $229.1 million at December 31, 2011 and $279.7 million at December 31, 2010. Upon sale, the mortgage servicing asset is established, which represents the then current estimated fair value based on market prices for comparable mortgage servicing contracts, when available, or alternatively is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. Impairment is determined by stratifying the rights based on predominant characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance, to the extent that fair value is less than the capitalized amount. If the Company later determines that all or a portion of the impairment no longer exists, a reduction of the allowance may be recorded as an increase to income. Servicing rights are recorded in other assets in the consolidated balance sheets, are amortized in proportion to and over the period of estimated net servicing income, and are assessed for impairment based on fair value at each reporting date. The following table shows fair value of the servicing rights associated with these loans and the changes for the periods indicated:

Table 17 — Mortgage Servicing Asset

	2011	2010
	(Dollars in Thousands)
Balance as of January 1,	$1,619	$2,195
Additions	75	77
Amortization	(547)	(652)
Change in Valuation Allowance	(49)	(1)

BALANCE AS OF DECEMBER 31,	$1,098	$1,619

Results of Operations

Table 18 — Summary of Results of Operations

	As of and For the Years Ended December 31,
	2011	2010
	(Dollars in Thousands)
Net Income	$45,436	$40,240
Diluted Earnings Per Share	$2.12	$1.90
Return on Average Assets	0.96%	0.88%
Return on Average Equity	9.93%	9.46%
Stockholder’s Equity as % of Assets	9.44%	9.30%

Net Interest Income    The amount of net interest income is affected by changes in interest rates and by the volume, mix, and interest rate sensitivity of interest-earning assets and interest-bearing liabilities.

On a fully tax-equivalent basis, net interest income was $168.4 million in 2011, a 2.0% increase from 2010 net interest income of $165.1 million.

The following table presents the Company’s average balances, net interest income, interest rate spread, and net interest margin for 2011, 2010, and 2009. Nontaxable income from loans and securities is presented on a fully tax-equivalent basis whereby tax-exempt income is adjusted upward by an amount equivalent to the prevailing income taxes that would have been paid if the income had been fully taxable.

Table 19 — Average Balance, Interest Earned/Paid & Average Yields

	As of and For the Years Ended December 31,
	2011			2010			2009
	AVERAGE BALANCE	INTEREST EARNED/ PAID	AVERAGE YIELD	AVERAGE BALANCE	INTEREST EARNED/ PAID	AVERAGE YIELD	AVERAGE BALANCE	INTEREST EARNED/ PAID	AVERAGE YIELD
	(Dollars in Thousands)
Interest-Earning Assets:
Interest Earning Deposits with Banks, Federal Funds Sold, and Short Term Investments	$65,053	$162	0.25%	$132,019	$337	0.26%	$67,296	$290	0.43%
Securities:
Trading Securities	8,329	285	3.42%	7,225	262	3.63%	12,126	239	1.97%
Taxable Investment Securities	540,564	20,041	3.71%	569,069	23,722	4.17%	605,453	28,456	4.70%
Non-Taxable Investment Securities(1)	7,471	560	7.50%	15,877	1,138	7.17%	22,671	1,457	6.43%

Total Securities	556,364	20,886	3.75%	592,171	25,122	4.24%	640,250	30,152	4.71%
Loans Held for Sale	14,646	482	3.29%	16,266	666	4.09%	14,320	629	4.39%
Loans(2)
Commercial and Industrial	538,805	22,867	4.24%	427,004	19,457	4.56%	336,776	15,955	4.74%
Commercial Real Estate	1,792,247	93,604	5.22%	1,646,419	94,217	5.72%	1,418,997	86,016	6.06%
Commercial Construction	126,083	5,805	4.60%	155,524	7,507	4.83%	193,498	9,502	4.91%
Small Business	78,851	4,606	5.84%	81,091	4,829	5.96%	85,567	5,143	6.01%

Total Commercial	2,535,986	126,882	5.00%	2,310,038	126,010	5.45%	2,034,838	116,616	5.73%
Residential Real Estate	450,501	20,203	4.48%	525,203	25,235	4.80%	542,758	27,333	5.04%
Residential Construction	5,685	260	4.57%	6,565	334	5.09%	12,798	805	6.29%
Consumer — Home Equity	635,695	24,015	3.78%	504,886	19,369	3.84%	447,890	17,523	3.91%

Total Consumer Real Estate	1,091,881	44,478	4.07%	1,036,654	44,938	4.33%	1,003,446	45,661	4.55%
Consumer — Other	53,551	4,171	7.79%	88,077	6,799	7.72%	139,665	10,338	7.40%

Total Loans	3,681,418	175,531	4.77%	3,434,769	177,747	5.17%	3,177,949	172,615	5.43%

Total Interest-Earning Assets	$4,317,481	$197,061	4.56%	$4,175,225	$203,872	4.88%	$3,899,815	$203,686	5.22%

Cash and Due from Banks	55,897			62,103			65,509
Federal Home Loan Bank Stock	35,854			35,854			33,135
Other Assets	336,617			316,234			278,057

TOTAL ASSETS	$4,745,849			$4,589,416			$4,276,516

Interest-Bearing Liabilities:
Deposits:
Savings and Interest Checking Accounts	$1,355,478	$3,216	0.24%	$1,183,247	$4,397	0.37%	$913,881	$4,753	0.52%
Money Market	728,380	3,050	0.42%	739,264	4,565	0.62%	639,231	6,545	1.02%
Time Certificates of Deposits	656,486	7,089	1.08%	814,462	11,292	1.39%	921,787	19,865	2.16%

Total Interest Bearing Deposits	2,740,344	13,355	0.49%	2,736,973	20,254	0.74%	2,474,899	31,163	1.26%
Borrowings:
Federal Home Loan Bank and Other Borrowings	284,400	7,199	2.53%	320,953	9,589	2.99%	411,605	11,519	2.80%
Federal Funds Purchased and Assets Sold Under Repurchase Agreements	193,904	2,284	1.18%	182,467	3,084	1.69%	180,632	3,396	1.88%
Junior Subordinated Debentures	61,857	3,663	5.92%	61,857	3,666	5.93%	61,857	3,739	6.04%
Subordinated Debt	30,000	2,171	7.24%	30,000	2,170	7.23%	30,000	2,178	7.26%

Total Borrowings	570,161	15,317	2.69%	595,277	18,509	3.11%	684,094	20,832	3.05%

Total Interest-Bearing Liabilities	$3,310,505	$28,672	0.87%	$3,332,250	$38,763	1.16%	$3,158,993	$51,995	1.65%

Demand Deposits	910,701			773,718			659,916
Other Liabilities	67,221			58,199			54,697

Total Liabilities	$4,288,427			$4,164,167			$3,873,606
Stockholders’ Equity	457,422			425,249			402,910

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,745,849			$4,589,416			$4,276,516

NET INTEREST INCOME(1)		$168,389			$165,109			$151,691

INTEREST RATE SPREAD(3)			3.70%			3.72%			3.58%

NET INTEREST MARGIN(4)			3.90%			3.95%			3.89%

Supplemental Information:
Total Deposits, Including Demand Deposits	$3,651,045	$13,355		$3,510,691	$20,254		$3,134,815	$31,163
Cost of Total Deposits			0.37%			0.58%			0.99%
Total Funding Liabilities, Including Demand Deposits	$4,221,206	$28,672		$4,105,968	$38,763		$3,818,909	$51,995
Cost of Total Funding Liabilities			0.68%			0.94%			1.36%

(1)	The total amount of adjustment to present interest income and yield on a fully tax-equivalent basis is $1.3 million, $1.1 million and $997,000 in 2011, 2010 and 2009, respectively.

(2)	Average nonaccruing loans are included in loans.

(3)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average costs of interest-bearing liabilities.

(4)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

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

Table 20 — Volume Rate Analysis

	For the Years Ended December 31,
	2011 Compared To 2010			2010 Compared To 2009			2009 Compared To 2008
	Change Due to Rate(1)	Change Due to Volume	Total Change	Change Due to Rate(1)	Change Due to Volume	Total Change	Change Due to Rate(1)	Change Due to Volume	Total Change
	(Dollars In Thousands)
Income on Interest-Earning Assets:
Interest Earning Deposits, Federal Funds Sold and Short Term Investments	$(4)	$(171)	$(175)	$(232)	$279	$47	$(1,396)	$1,538	$142
Securities:
Trading Assets	(17)	40	23	120	(97)	23	(316)	415	99
Taxable Securities	(2,493)	(1,188)	(3,681)	(3,024)	(1,710)	(4,734)	(1,806)	7,903	6,097
Non-Taxable Securities(2)	25	(603)	(578)	118	(437)	(319)	28	(1,168)	(1,140)

Total Securities			(4,236)			(5,030)			5,056
Loans Held for Sale	(118)	(66)	(184)	(48)	85	37	(117)	421	304
Loans
Commercial and Industrial	(1,684)	5,094	3,410	(773)	4,275	3,502	(3,956)	5,337	1,381
Commercial Real Estate	(8,958)	8,345	(613)	(5,585)	13,786	8,201	(7,532)	25,896	18,364
Commercial Construction	(281)	(1,421)	(1,702)	(130)	(1,865)	(1,995)	(1,692)	1,919	227
Small Business	(90)	(133)	(223)	(45)	(269)	(314)	(919)	291	(628)

Total Commercial			872			9,394			19,344
Residential Real Estate	(1,443)	(3,589)	(5,032)	(1,214)	(884)	(2,098)	(1,141)	7,145	6,004
Residential Construction	(29)	(45)	(74)	(79)	(392)	(471)	(33)	207	174
Consumer — Home Equity	(372)	5,018	4,646	(384)	2,230	1,846	(5,439)	4,105	(1,334)

Total Consumer Real Estate			(460)			(723)			4,844
Total Other Consumer	37	(2,665)	(2,628)	280	(3,819)	(3,539)	366	(3,186)	(2,820)

Loans(2)(3)			(2,216)			5,132			21,368

Total			$(6,811)			$186			$26,870

Expense of Interest-Bearing Liabilities:
Deposits:
Savings and Interest Checking Accounts	$(1,821)	$640	$(1,181)	$(1,757)	$1,401	$(356)	$(3,517)	$2,041	$(1,476)
Money Market	(1,448)	(67)	(1,515)	(3,004)	1,024	(1,980)	(5,888)	3,251	(2,637)
Time Certificates of Deposits	(2,013)	(2,190)	(4,203)	(6,260)	(2,313)	(8,573)	(9,359)	5,739	(3,620)

Total Interest-Bearing Deposits			(6,899)			(10,909)	(18,764)	11,031	(7,733)
Borrowings:
Federal Home Loan Bank and Other Borrowings	(1,298)	(1,092)	(2,390)	641	(2,571)	(1,930)	(2,578)	3,322	744
Federal Funds Purchased and Assets Sold Under Repurchase Agreements	(993)	193	(800)	(346)	34	(312)	(2,058)	791	(1,267)
Junior Subordinated Debentures	(3)	—	(3)	(73)	—	(73)	(211)	108	(103)
Subordinated Debt	1	—	1	(8)	—	(8)	17	1,411	1,428

Total Borrowings			(3,192)			(2,323)			802

Total			$(10,091)			$(13,232)			$(6,931)

CHANGE IN NET INTEREST INCOME			$3,280			$13,418			$33,801

(1)	The changes for each category of interest income and expense are divided between the portion of change attributable to the variance in volume and the portion of the change attributable to the variances in rate for that category. The unallocated change in rate or volume variance has been allocated to the rate variances.

(2)	The total amount of adjustment to present interest income and yield on a fully tax-equivalent basis is $1.3 million, $1.1 million, and $997,000 in 2011, 2010 and 2009, respectively.

(3)	Loans include portfolio loans and nonaccrual loans, however unpaid interest on nonaccrual loans has not been included for purposes of determining interest income.

The increase in net interest income is driven mainly by reductions in the Company’s overall cost of funding, stemming from the Company’s strategy to create a funding mix that focuses on core deposits. Although average loan balances (including held for sale) increased, a reduction in loan yields, as well as a decline in the size of and yield on the securities portfolio, reduced overall growth in interest income.

Provision For Loan Losses    The provision for loan losses represents the charge to expense that is required to maintain an adequate level of allowance for loan losses. The provision for loan losses totaled $11.5 million in 2011, compared with $18.7 million in 2010, a decrease of $7.2 million. The Company’s allowance for loan losses, as a percentage of total loans, was 1.27%, as compared to 1.30% at December 31, 2010. For the year ended December 31, 2011, net loan charge-offs totaled $9.5 million, a decrease of $5.3 million from the prior year.

The decrease in the amount of the provision for loan losses is the result of improvements in certain asset quality measures, offset by shifts in the composition of loan portfolio mix, as certain portfolios require different levels of allowance allocation based upon the risks associated with each portfolio, as well as portfolio growth of outstanding balances. While the total loan portfolio increased by 6.7% for the year ended December 31, 2011, as compared to 4.7% for 2010, growth among the commercial components of 8.3% continued to outpace the consumer lending components which increased 3.3%. These lending categories each exhibit different credit risk characteristics.

Although the national economic environment remains challenging, regional and local general economic conditions continued to show gradual improvement during 2011, as measured in terms of employment levels, statewide economic activity, and other regional economic indicators. Local residential real estate market fundamentals were mixed during 2011, characterized by a higher level of home sales compared to the same period in 2010 but lower median sales prices. Additionally, foreclosure activity remained elevated during 2011. Regional commercial real estate market conditions were mixed, with some areas experiencing a continued recovery, and others still exhibiting higher vacancy rates and negative absorption. Leading economic indicators signal continued economic improvement through the first part of 2012, however uncertainty persists and economic growth is expected to be slow.

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

Noninterest Income    The following table sets forth information regarding noninterest income for the periods shown:

Table 21 — Noninterest Income

	For the Years Ended December 31,
			Change
	2011	2010	Amount	%
	(Dollars In Thousands)
Service Charges on Deposit Accounts	$16,628	$13,624	$3,004	22.0%
Interchange and ATM Fees	7,733	5,084	2,649	52.1%
Investment Management	13,532	11,723	1,809	15.4%
Mortgage Banking	4,197	5,041	(844)	–16.7%
Cash Surrender Value of Life Insurance	3,170	3,192	(22)	–0.7%
Net Gain/(Loss) on Sales of Securities	723	458	265	57.9%
Gross Change on Write-Down of Certain Investments to Fair Value	53	497	(444)	–89.3%
Less: Portion of OTTI Recognized in OCI	(296)	(831)	535	–64.4%

Net Loss on Write-Down of Certain Investments to Fair Value	(243)	(334)	91	–27.2%
Other Noninterest Income	6,960	8,118	(1,158)	–14.3%

TOTAL	$52,700	$46,906	$5,794	12.4%

Noninterest income, which is generated by deposit account service charges, interchange and ATM fees, investment management services, mortgage banking activities, cash surrender value of life insurance, and miscellaneous other sources, amounted to $52.7 million in 2011, a $5.8 million, or 12.4%, increase from the prior year. The primary reasons for the variances in the noninterest income category shown in the preceding table are noted below:

Service charges on deposit accounts, which represented 31.6% of total noninterest income in 2011, increased from $13.6 million in 2010 to $16.6 million in 2011, mainly due to increased customer utilization of overdraft privileges on checking accounts.

Interchange and ATM fees increased $2.6 million, or 52.1%, the increase was partially due to a reclassification of interchange income that was previously recorded as a net expense in other noninterest expense amounting to $1.5 million, as well as increased debit card usage by the Bank’s customers. The debit card usage has increased due to marketing promotions related to a debit card point program.

Investment management revenue increased by $1.8 million, or 15.4%, for the year ended December 31, 2011, as compared to the same period in 2010. Assets under administration at December 31, 2011 were $1.7 billion, an increase of $79.9 million, or 5.1%, as compared to December 31, 2010. This increase is largely due to strong sales results and general market appreciation.

Mortgage banking revenue of $4.2 million in 2011, decreased by 16.7% from the $5.0 million recorded in 2010, reflective of a lower volume of mortgage originations due to a decline in refinancing activity experienced in 2011 as compared to the prior year.

A $723,000 net gain on the sale of securities was recorded for the year ended December 31, 2011 as compared to a $458,000 net gain on the sale of securities for the year ended December 31, 2010.

The Company recorded total credit-related impairment charges on certain pooled trust preferred securities and one private mortgage-backed security of $243,000 and $334,000, pre-tax, for the years ended December 31, 2011 and December 31, 2010, respectively.

Other noninterest income decreased by $1.2 million, or 14.3%, for the year ended December 31, 2011, as compared to the same period in 2010, largely attributable to decreases in income from the Company’s loan level derivatives program and the change in the fair value of the Company’s trading securities.

Noninterest Expense    The following table sets forth information regarding noninterest expense for the periods shown:

Table 22 — Noninterest Expense

	For the Years Ended December 31,
			Change
	2011	2010	Amount	%
	(Dollars in Thousands)
Salaries and Employee Benefits	$81,275	$76,983	$4,292	5.6%
Occupancy and Equipment Expenses	16,916	16,011	905	5.7%
Data Processing and Facilities Management	4,891	5,773	(882)	–15.3%
Advertising	3,876	2,171	1,705	78.5%
FDIC Assessment	3,496	5,247	(1,751)	–33.4%
Consulting	2,660	2,523	137	5.4%
Legal Fees	2,262	3,277	(1,015)	–31.0%
Telecommunications	2,092	2,101	(9)	–0.4%
Prepayment Fees on Borrowings	757	—	757	100.0%
Other Noninterest Expense	27,488	25,659	1,829	7.1%

TOTAL	$145,713	$139,745	$5,968	4.3%

Noninterest expense increased by $6.0 million, or 4.3%, during the year ended December 31, 2011 as compared to the same period in 2010. The primary reasons for the variances in the noninterest expense category shown in the preceding table are noted below:

Salaries and employee benefits increased by $4.3 million, or 5.6%, for the year ended December 31, 2011, as compared to the same period in 2010, attributable to incremental hiring, expansion of the commercial banking business to support growth initiatives, higher levels of performance based incentive compensation and other benefit expenses.

Occupancy and equipment expenses increased by $905,000, or 5.7% due to increases in rent of leased property, snow removal and impairment on fixed assets associated with branch closings.

Advertising increased by $1.7 million, or 78.5%, due to an increase in marketing efforts to promote the Bank’s growth, largely in the consumer categories of loans and deposits.

FDIC assessment decreased by $1.8 million, or 33.4% due to a lower assessment rate that was effective starting in the second quarter 2011.

During the fourth quarter of 2011, the Company prepaid $28.0 million of borrowings, resulting in a prepayment penalty of $757,000, pre-tax.

Total other noninterest expense increased by $1.8 million, or 7.1%, for the year ended December 31, 2011, as compared to the same period in 2010. The increase is primarily attributable to the increases in other real estate owned valuation write-offs of $1.2 million and increases in foreclosure expenses of $800,000.

Income Taxes    The tax effect of all income and expense transactions is recognized by the Company in each year’s consolidated statements of income, regardless of the year in which the transactions are reported for income tax purposes. The following table sets forth information regarding the Company’s tax provision and applicable tax rates for the periods indicated:

Table 23 — Tax Provision and Applicable Tax Rates

	As of December 31,
	2011	2010	2009
	(Dollars in Thousands)
Combined Federal and State Income Tax Provisions	$17,148	$12,227	$6,747
Effective Income Tax Rates	27.4%	23.3%	22.7%
Blended Federal and State Statutory Tax Rate	41.2%	41.5%	41.8%

The lower effective income tax rates are attributable to certain tax preference assets such as BOLI and tax exempt bonds as well as federal tax credits recognized, primarily in connection with the New Markets Tax Credit (“NMTC”) program. Effective July 1, 2008 Massachusetts state legislation was passed which enacted corporate tax reform. As a result of that legislation, the state tax rate is being reduced by 1.5% over a three year period which began on January 1, 2010 and will result in a blended statutory rate of 40.9% in 2012. The increase in the Company’s effective tax rate in 2011 was primarily attributable to a reduction in federal tax credits recognized by the Company in connection with its NMTC program as well as an increase in nontax exempt income.

The Company has several wholly-owned community development entity subsidiaries which are described in the “General” section of Item 1 Business. These entities provide financing and investment capital for low income communities.

As of December 31, 2011, the Company has been awarded a total of $125.0 million in tax credit allocation authority under the Federal New Markets Tax Credit Program. Tax credits are eligible to be recognized over a seven year period totaling 39.0% of the total award, as capital is invested into a subsidiary which will lend to qualifying businesses in low income communities. Accordingly, the Company has received and continues to receive eligible aggregated tax credits totaling $48.8 million. The following table details the tax credit recognition by year associated with this program:

Table 24 — New Markets Tax Credit Recognition Schedule

Investment		2004 - 2010	2011	2012	2013	2014	2015	2016	Total Credits
		(Dollars in Thousands)
2004	$15 M	$5,850	$—	$—	$—	$—	$—	$—	$5,850
2005	15 M	4,950	900	—	—	—	—	—	5,850
2007	38.2 M	8,022	2,292	2,292	2,292	—	—	—	14,898
2008	6.8 M	1,020	408	408	408	408	—	—	2,652
2009	10 M	1,000	500	600	600	600	600	—	3,900
2010	40 M	2,000	2,000	2,000	2,400	2,400	2,400	2,400	15,600

TOTAL	$125 M	$22,842	$6,100	$5,300	$5,700	$3,408	$3,000	$2,400	$48,750

Deferred tax assets generally represent items that can be used as a tax deduction or credit in future income tax returns, for which a financial statement tax benefit has already been recognized. The realization of the net deferred tax asset generally depends upon future levels of taxable income and the existence of prior years’ taxable income to which “carry-back” refund claims could be made. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. The effect of a change in enacted tax rates on the deferred tax assets is recognized in income in the period that includes the enactment date. The Company had no recorded tax valuation allowance as of December 31, 2011 and 2010.

Dividends    The Company declared cash dividends of $0.76 per common share in 2011 and $0.72 in 2010. The 2011 and 2010 ratio of dividends paid to earnings was 35.88% and 37.93%, respectively.

Since substantially all of the funds available for the payment of dividends are derived from the Bank, future dividends of the Company will depend on the earnings of the Bank, its financial condition, its need for funds, applicable governmental policies and regulations, and other such matters as the Board of Directors deem appropriate.

Comparison of 2010 vs. 2009    The Company’s total assets were $4.7 billion, which represents an increase of $213.7 million, or 4.8%, at December 31, 2010 compared to December 31, 2009. Total average assets were $4.6 billion and $4.3 billion in 2010 and 2009, respectively. Total securities of $587.8 million, at December 31, 2010, decreased $20.4 million compared to the $608.2 million reported on December 31, 2009. Total loans of $3.6 billion, at December 31, 2010 increased $160.2 million compared to the prior year ended December 31, 2009. Total deposits of $3.6 billion at December 31, 2010 reflected an increase of $252.5 million, or 7.5%, compared to December 31, 2009. Borrowings decreased by $82.0 million, or 12.7%, during the year ended December 31, 2010. Stockholders’ equity increased by $23.8 million in 2010.

Net income available to common shareholders for 2010 was $40.2 million, or $1.90 per diluted share, compared to $17.3 million, or $0.88 per diluted share, in 2009. Return on average assets and return on average common equity were 0.88% and 9.46%, respectively, for 2010 and 0.40% and 4.29%, respectively, for 2009.

On a fully tax-equivalent basis, net interest income was $165.1 million in 2010, an 8.8% increase from 2009 net interest income of $151.7 million. The increase in net interest income was driven mainly by reductions in the Company’s overall cost of funding, stemming from the Company’s strategy to create a funding mix that focuses on core deposits. Although average loan balances increased by $256.8 million, a reduction in loan yields, as well as a decline in the size of and yield on the securities portfolio, reduced overall growth in interest income.

Interest expense for the year ended December 31, 2010 decreased to $38.8 million from the $52.0 million recorded in 2009, a decrease of $13.2 million, or 25.4%. The total cost of funds decreased 42 basis points to 0.94% for 2010 as compared to 1.36% for 2009. Average interest-bearing deposits increased $262.1 million, or 10.6%, over the prior year while the cost of these deposits decreased from 1.26% in 2009 to 0.74% in 2010 primarily attributable to the active management of deposit costs.

Average borrowings decreased in 2010 by $88.8 million, or 13.0%, from the 2009 average balance, while the average cost of borrowings increased to 3.11% from 3.05%.

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

Noninterest income, which is generated by deposit account service charges, investment management services, mortgage banking activities, BOLI, and miscellaneous other sources, amounted to $46.9 million in 2010, a $8.7 million, or 22.8%, increase from the prior year.

Service charges on deposit accounts and interchange and ATM fees, which represented 39.9% of total noninterest income in 2010, increased from $17.1 million in 2009 to $18.7 million in 2010, mainly due to service charges related to debit card usage and overdraft privileges on checking accounts.

Investment management revenue increased by $1.7 million, or 16.7%, for the year ended December 31, 2010, as compared to the same period in 2009. Assets under administration at December 31, 2010 were $1.6 billion, an increase of $295.8 million, or 23.2%, as compared to December 31, 2009. This increase is largely due to strong sales results and general market appreciation.

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

The Company recorded total credit related impairment charges on certain pooled trust preferred securities and two private mortgage-backed security of $334,000 and $9.0 million, for the years ended December 31, 2010 and December 31, 2009, respectively.

Other noninterest income increased by $1.0 million, or 14.1%, for the year ended December 31, 2010, as compared to the same period in 2009, largely attributable to increases in income from the Company’s loan level derivatives program.

Noninterest expense decreased by $2.1 million, or 1.5%, during the year ended December 31, 2010 as compared to the same period in 2009. Excluding the merger and acquisition expense, associated with the Ben Franklin acquisition in 2009, the primary reason for the increase in noninterest expense by category is the annualized impact of the Ben Franklin acquisition, other variance explanations are noted below:

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

Total other noninterest expense increased by $3.0 million, or 9.2%, for the year ended December 31, 2010, as compared to the same period in 2009. The increase is primarily attributable to the increases in loan level derivative expense of $945,000, computer software write-off of $560,000, consultant fees of $572,000, and loan work-out costs of $427,000, offset by decreases in telephone expense of $534,000.

Risk Management

The Company’s Board of Directors and Executive Management have identified significant risk categories which affect the Company. The risk categories include: credit risk, operations risk, compliance risk, reputation risk, strategic risk, market risk and liquidity risk. The Board of Directors has approved a Risk Management Policy that addresses each category of risk. The Chief Executive Officer, Chief Financial Officer, Chief Technology and Operations Officer, Executive Vice President of Commercial Lending and other members of management provide regular reports to the Board of Directors, identifying key risk issues and plans to address these issues. The Board of Directors will ensure the level of risk is within limits established by both the Risk Management Policy and other previously approved policies.

The Asset/Liability Management Committee (“ALCO”), whose members are comprised of the Bank’s senior management, develop procedures consistent with policies established by the Board of Directors, which monitor and coordinate the Bank’s interest rate sensitivity and the sources, uses, and pricing of funds. This committee also monitors and manages, among other things, the interest rate sensitivity of the balance sheet, the composition of the securities portfolio, funding needs and sources, and the liquidity position. All of these factors, as well as projected asset growth, current and potential pricing actions, competitive influences, national monetary and fiscal policy, and the regional economic environment are considered in the asset/liability management process. In addition, the Bank engages an independent consultant to render advice with respect to asset and liability management strategy.

Credit Risk    Credit risk primarily represents the possibility that customers may not repay loans according to their terms due to a decline in their credit quality. In some cases, the collateral securing the payment of the loans may be sufficient to assure repayment, but in other cases the Company may experience significant credit losses which could have an adverse effect on its operating results. The Company makes various assumptions and judgments about the collectability of its loan portfolio, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. For further discussion regarding the credit risk and the credit quality of the Company’s loan portfolio, see Note 4, “Loans, Allowance for Loan Losses, and Credit Quality” within Notes to Consolidated Financial Statements included in Item 8 hereof.

Operations Risk    Operations risk is the risk of loss due to human behavior, inadequate or failed internal systems and controls, and external influences such as market conditions, fraudulent activities, disasters and security risks. The Company continuously strives to strengthen its system of internal controls, operating processes and employee awareness. The Bank has an Operations Risk Management Committee that meets monthly and reports to the Board quarterly or more frequently if events occur that warrant reporting to the Board more frequently. The committee is chaired by the Chief Technology and Operations Officer and members of the Committee include representatives from Audit, Finance, Technology, Compliance, Information Security and periodic attendance from business units throughout the organization. An operations risk management dashboard is update quarterly and reviewed with the Board.

Compliance Risk    Compliance risk represents the risk of regulatory sanctions or financial loss resulting from the Company’s failure to comply with rules and regulations issued by the various banking agencies, the U.S. Securities and Exchange Commission, and the NASDAQ Stock Market, and standards of good banking practice. Activities which may expose the Company to compliance risk include, but are not limited to, those dealing with the prevention of money laundering, privacy and data protection, adherence to all applicable laws and regulations, community reinvestment initiatives and employment and tax matters. Compliance risk is mitigated through the use of written policies and procedures, training of staff, and monitoring of activities for adherence to those procedures.

Strategic and Reputation Risk    Strategic and reputation risk represent the risk of loss due to impairment of reputation, failure to fully develop and execute business plans, failure to assess current and new opportunities in business, markets and products. Mitigation of strategic and/or reputational risk is achieved through robust annual strategic planning and frequent executive strategic reviews, ongoing competitive and technological observation, rigorous assessment processes of new product, new branch, and new business initiatives, adherence to ethical standards and a philosophy of customer advocacy, a structured process of customer complaint resolution, and ongoing reputational monitoring and management tools.

Market Risk    Market risk is the sensitivity of income to changes in interest rates, foreign exchange rates, commodity prices and other market-driven rates or prices. Interest rate sensitivity is the most significant market risk to which the Company is exposed.

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

The Company’s policy on interest-rate risk simulation specifies that if interest rates were to shift gradually up or down 200 basis points, estimated net interest income for the subsequent 12 months should decline by less than 6.0%. Given the unusually low rate environment at December 31, 2011 and 2010, the Company also assumed a 100 basis point decline in interest rates, for certain points of the yield curve, in addition to the normal 200 basis point increase in rates. The Company also reviews numerous other scenarios, such as the 500 basis point increasing rate scenario. This scenario assumes a flattening yield curve where short-term rates move up by 500 basis points while longer term rates increase less dramatically. The following table sets forth the estimated effects on the Company’s net interest income over a 12-month period following the indicated dates in the event of the designated increases or decreases in market interest rates:

Table 25 — Interest Rate Sensitivity

	For the Years Ended December 31,
	2011	2010
200 Basis Point Rate Increase	+2.6%	+1.1%
100 Basis Point Rate Decrease	-0.1%	+0.4%
500 Basis Point Rate Increase Flattening Curve	+3.2%	+1.1%

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

The Company’s policy on interest rate risk simulation specifies that estimated net interest income for the subsequent 12 months for all simulations should decline by less than 10.0%. The Company was well within policy limits at December 31, 2011 and 2010. The most significant factors affecting market risk exposure of the Company’s net interest income during 2011 were (i) the shape of the U.S. Government securities and interest rate swap yield curve, (ii) the level of U.S. prime interest rate and LIBOR rates, and (iii) the level of interest rates being offered on long-term fixed rate loans.

The Company manages the interest rate risk inherent in both its loan and borrowing portfolios by utilizing interest rate swap agreements and interest rate caps and floors. An interest rate swap is an agreement whereby one party agrees to pay a floating rate of interest on a notional principal amount in exchange for receiving a fixed rate of interest on the same notional amount for a predetermined period of time from a second party. Interest rate caps and floors are agreements whereby one party agrees to pay a floating rate of interest on a notional principal amount for a predetermined period of time to a second party if certain market interest rate thresholds are realized. The amounts relating to the notional principal amount are not actually exchanged. See Note 12, “Derivatives and Hedging Activities” within Notes to Consolidated Financial Statements included in Item 8 hereof for additional information regarding the Company’s Derivative Financial Instruments.

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

The Company’s earnings are not directly or materially impacted by movements in foreign currency rates or commodity prices. Movements in equity prices may have a modest impact on earnings by affecting the volume of activity or the amount of fees from investment-related business lines, as well as changes in the fair value of trading securities. Additionally, the Company’s trading operations are limited to the funds held for the purpose of funding an executive nonqualified supplementary retirement plan managed by the Company’s investment management group and a community development mutual fund investment. (See Note 3, “Securities” within the Notes to the Consolidated Financial Statements included in Item 8 hereof).

Liquidity Risk    Liquidity risk is the risk that the Company will not have the ability to generate adequate amounts of cash in the most economical way for the institution to meet its ongoing obligations to pay deposit withdrawals, service borrowings, and to fund loans commitments. The Company’s primary sources of funds are deposits, borrowings, and the amortization, prepayment and maturities of loans and securities. The Bank utilizes its extensive branch network to access retail customers who provide a stable base of in-market core deposits. These funds are principally comprised of demand deposits, interest checking accounts, savings accounts, and money market accounts. Deposit levels are greatly influenced by interest rates, economic conditions, and competitive factors.

The Bank is careful to increase deposits without adversely impacting the weighted average cost of those funds. Accordingly, management has implemented funding strategies that include FHLB advances, Federal Reserve Bank borrowing capacity and repurchase agreement lines. These nondeposit funds are also viewed as a contingent source of liquidity and, when profitable lending and investment opportunities exist, access to such funds provides a means to grow the balance sheet.

The Company actively manages its liquidity position under the direction of the Asset/ Liability Committee (ALCO). The Company’s primary measure of liquidity is the Basic Surplus/Deficit as a percentage of assets. This ratio, which is an analysis of the relationship between liquid assets and short-term liabilities relative to total assets, was well within policy limits at December 31, 2011. The Basic Surplus measure is affected primarily by changes in deposits, securities and short-term investments, loans and borrowings. An increase in deposits, without a corresponding increase in nonliquid assets, will improve the Basic Surplus measure, whereas, an increase in loans, with no increase in deposits, will decrease the measure. Other factors affecting the Basic Surplus measure include collateral requirements at the FHLB, changes in the securities portfolio, and the mix of deposits.

As part of a prudent liquidity risk management practice, the Company maintains various liquidity sources, some of which are only accessed on a contingency basis.

Borrowing capacity at the FHLB and the Federal Reserve is impacted by the amount and type of assets available to be pledged. For example, a prime, one-to-four family, residential loan, may provide 85 cents of borrowing capacity for every $1.00 pledged, whereas, a commercial loan may only provide 50 cents or less. As a result, the Company’s strategic lending decisions can also affect its liquidity position.

The Company can raise additional liquidity through the issuance of equity or unsecured debt privately or publicly. Additionally, the Company is able to enter into additional repurchase agreements or acquire brokered deposits at its discretion. The availability and cost of equity or debt on an unsecured basis is dependent on many factors. Some factors that will impact this source of liquidity are the Company’s financial position, the market environment, and the Company’s credit rating. As such, the Company is careful to monitor the various factors that could impact its ability to raise liquidity through these channels.

The table below shows current and unused liquidity capacity from various sources as of December 31, 2011 and 2010:

Table 26 — Sources of Liquidity

	As of December 31,
	December 31, 2011			December 31, 2010
		Additional			Additional
	Outstandings	Borrowing Capacity		Outstandings	Borrowing Capacity
	(Dollars in Thousands)
Federal Home Loan Bank of Boston	$229,701	$526,556		$302,414	$375,430
Federal Reserve Bank of Boston	—	618,787		—	630,820
Unpledged Securities	—	83,791		—	233,568
Customer Repurchase Agreements	166,128	—	(1)	118,119	—	(1)
Repurchase Agreements with Major Brokerage Firms	50,000	—	(1)	50,000	—	(1)
Junior Subordinated Debentures	61,857	—	(1)	61,857	—	(1)
Subordinated Debt	30,000	—	(1)	30,000	—	(1)
Brokered Deposits(2)	78,965	—	(1)	13,642	—	(1)

	$700,442	$1,145,343		$809,600	$1,006,250

(1)	The additional borrowing capacity has not been assessed for these categories.

(2)	Inclusive of $55.2 million and $13.6 million of brokered deposits acquired through participation in the CDARS program as of December 31, 2011 and 2010, respectively.

In addition to policies used for managing operational liquidity, the Board of Directors and the Asset/Liability Committee of the Bank recognize the need to establish reasonable guidelines for managing through an environment of heightened liquidity risk. Catalysts for elevated liquidity risk can be Bank-specific issues and/or systemic industry-wide events. It is therefore, the responsibility of the Board and ALCO to institute systems and controls to provide advanced detection of potentially significant funding shortages, establish methods for assessing and monitoring risk levels, and institute prompt responses that may alleviate/circumvent a potential liquidity crisis. As such, the Board of Directors and the ALCO have put a Liquidity Contingency Plan in place. The overall goal of this plan is to provide a framework for the Bank to help detect liquidity problems promptly and appropriately address potential liquidity problems in a timely manner. In a period of perceived heightened liquidity risk, the Liquidity Contingency Plan provides for the establishment of a Liquidity Crisis Task Force. The Liquidity Crisis Task Force is responsible for monitoring the potential for a liquidity crisis and for establishing and executing an appropriate response.

Contractual Obligations, Commitments, Contingencies, and Off-Balance Sheet Financial Instruments

The Company has entered into contractual obligations, commitments, and off-balance sheet financial instruments. The following tables summarize the Company’s contractual obligations, other commitments, contingencies, and off-balance sheet financial instruments at December 31, 2011 Table 27 — Contractual Obligations, Commitments, Contingencies, and Off-Balance Sheet Financial Instruments by Maturity

Table 27 — Contractual Obligations, Commitments, Contingencies, and Off-Balance Sheet

Financial Instruments by Maturity

	Payments Due — By Period
Contractual Obligations, Commitments and Contingencies	Total	Less than One Year	One to Three Years	Four to Five Years	After Five Years
	(Dollars in Thousands)
FHLB advances(1)	$229,701	$190,091	$5,233	$3,274	$31,103
Junior subordinated debentures(1)	61,857	—	—	—	61,857
Subordinated debt	30,000	—	—	—	30,000
Lease obligations	58,940	6,948	13,306	12,682	26,004
Data processing and core systems	11,921	4,622	5,231	2,068	—
Other vendor contracts	1,657	1,551	106	—	—
Retirement benefit obligations(2)	34,452	343	704	902	32,503
Other
Securities sold under repurchase agreements	50,000	—	—	50,000	—
Customer repurchase agreements	166,128	166,128	—	—	—
Other borrowings	—	—	—	—	—

TOTAL CONTRACTUAL OBLIGATIONS	$644,656	$369,683	$24,580	$68,926	$181,467

	Amount of Commitment Expiring — By Period
Off-Balance Sheet Financial Instruments	Total	Less than One Year	One to Three Years	Four to Five Years	After Five Years
Lines of credit	$574,072	$143,111	$—	$—	$430,961
Standby letters of credit	15,705	15,705	—	—	—
Other loan commitments	716,531	519,783	108,209	25,110	63,429
Forward commitments to sell loans	58,758	58,758	—	—	—
Interest rate swaps — notional value(3)	240,000	—	100,000	75,000	65,000
Customer-related positions
Foreign exchange contracts(4)	21,657	21,657	—	—	—
Loan level interest rate swaps(5)	383,422	—	99,431	164,260	119,731

TOTAL COMMITMENTS	$2,010,145	$759,014	$307,640	$264,370	$679,121

(1)	The Company has hedged certain short-term borrowings and variable rate junior subordinated debentures, effectively converting the borrowings to a fixed rate.

(2)	Retirement benefit obligations include expected contributions to the Company’s frozen pension plan, post retirement plan, and supplemental executive retirement plans. Expected contributions for the pension plan have been included only through plan year July 1, 2011 — June 30, 2012. Contributions beyond this plan year can not be quantified as they will be determined based upon the return on the investments in the plan and the discount rate used to quantify the liability. Expected contributions for the post retirement plan and supplemental executive retirement plans include obligations that are payable over the life of the participants.

(3)	Interest rate swaps on borrowings and junior subordinated debentures (Bank pays fixed, receives variable).

(4)	Offsetting positions to interest rate foreign exchange contracts offered to commercial borrowers through the Company’s derivative Program.

(5)	Offsetting positions to Interest rate swaps offered to commercial borrowers through the Company’s loan-level derivative program.

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

Critical Accounting Policies and Estimates

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

Income Taxes    The Company accounts for income taxes using two components of income tax expense, current and deferred. Taxes are discussed in more detail in Note 13, “Income Taxes” within Notes to the Consolidated Financial Statements included in Item 8 hereof. Accrued taxes represent the net estimated amount due to or to be received from taxing authorities in the current year. In estimating accrued taxes, management assesses the relative merits and risks of the appropriate tax treatment of transactions taking into account statutory, judicial, and regulatory guidance in the context of the Company’s tax position. Deferred tax assets and liabilities represent the future effects on income taxes that result from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, and carry-forwards that exist at the end of a period. Deferred tax assets and liabilities are measured using enacted tax rates and provisions of the enacted tax law and are not discounted to reflect the time-value of money. The effect of any change in enacted tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. Deferred tax assets are assessed for recoverability. The Company would record a valuation allowance if it believes based on available evidence that it is more likely than not that the deferred tax assets recognized will not be realized before their expiration. The amount of the deferred tax asset recognized and considered realizable could be reduced if projected income is not achieved due to various factors such as unfavorable business conditions. If projected income is not expected to be achieved, the Company would record a valuation allowance to reduce its deferred tax assets to the amount that it believes can be realized in its future tax returns. The Company had no recorded tax valuation allowance as of December 31, 2011. Additionally, deferred tax assets and liabilities are calculated based on tax rates expected to be in effect in future periods. Previously recorded tax assets and liabilities need to be adjusted when the expected date of the future event is revised based upon current information. The Company may record an unrecognized tax benefit related to uncertain tax positions taken by the Company on its tax returns for which there is less than a 50% likelihood of being recognized upon a tax examination. All movements in unrecognized tax benefits are recognized through the provision for income taxes.

Valuation of Goodwill/Intangible Assets and Analysis for Impairment    The Company has increased its market share through the acquisition of entire financial institutions accounted for under the acquisition method of accounting, as well as from the acquisition of branches (not the entire institution) and other nonbanking entities. For all acquisitions, the Company is required to record assets acquired and liabilities assumed at their fair value, which is an estimate determined by the use of internal or other valuation techniques. Goodwill is subject to impairment tests annually, or more frequently if necessary, and is evaluated using a two step impairment approach. The first step (“Step 1”) of the impairment testing compares book value to the market value of the Company’s stock, or to the fair value of the reporting unit. If Step 1 is failed, a more detailed analysis is performed, which involves measuring the excess of the fair value of the reporting unit, as determined in Step 1, over the aggregate fair value of the individual assets, liabilities, and identifiable intangibles by utilizing a comparable analysis of relevant price multiples in recent market transactions. Step 1 of the impairment testing was passed for all reporting units during 2011. The vast majority of the Company’s goodwill relates to acquisitions that are fully integrated into the retail banking operations, which management does not consider to be at risk of failing Step 1 in the near future. Goodwill totaling $2.2 million dollars, associated with the asset purchase of Compass Exchange Advisors on January 1, 2007, has the potential of failing Step 1 in future periods. Compass’ business model success is closely correlated to the volume of U.S. commercial real estate transactions and the interest rate spread that can be obtained on short-term funds among other factors. Low growth in these factors, or a continued period of low rates could result in future impairment being recognized. The Company’s intangible assets are subject to amortization and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be receivable. If applicable, the Company tests each of the intangibles by comparing the carrying value of the intangible to the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.

Valuation of Securities and Analysis for Impairment    Securities that the Company has the ability and intent to hold until maturity are classified as securities held-to-maturity and are accounted for using historical cost, adjusted for amortization of premium and accretion of discount. Trading securities are carried at fair value, with unrealized gains and losses recorded in other noninterest income. All other securities are classified as securities available-for-sale and are carried at fair market value. The fair values of securities are based on either quoted market price or third party pricing services. In general, the third-party pricing services employ various methodologies, including but not limited to, broker quotes and proprietary models. Management does not typically adjust the prices received from third-party pricing services. Depending upon the type of security, management employs various techniques to analyze the pricing it receives from third-parties, such as reviewing model inputs, reviewing comparable trades, analyzing changes in market yields and, in certain instances, reviewing the underlying collateral of the security. Management reviews changes in fair values from period to period and performs testing to ensure that the prices received from the third parties are consistent with their expectation of the market.

Management determines if the market for a security is active primarily based upon the frequency of which the security, or similar securities, are traded. For securities which are determined to have an inactive market, fair value models are calibrated and to the extent possible, significant inputs are back tested on a quarterly basis. The third-party service provider performs calibration and testing of the models by comparing anticipated inputs to actual results, on a quarterly basis. Unrealized gains and losses on securities available-for-sale are reported, on an after-tax basis, as a separate component of stockholders’ equity in accumulated other comprehensive income.

On a quarterly basis, the Company makes an assessment to determine whether there have been any events or circumstances to indicate that a security for which there is an unrealized loss is impaired on an other-than-temporary basis. The Company considers many factors, including the severity and duration of the impairment; the Company’s intent to sell the security, or whether it is more likely than not that the Company will be required to sell the debt security before its anticipated recovery, recent events specific to the issuer or industry; and for debt securities, external credit ratings and recent downgrades. The term other-than-temporary is not intended to indicate that the decline is permanent. It indicates that the prospects for near-term recovery are not necessarily favorable or that there is a lack of evidence to support fair values greater than or equal to the carrying value of the investment. Estimates of the expected cash flows for investment securities that potentially may be deemed to have OTTI begin with the contractual cash flows of the security. This amount is then reduced by an estimate of probable credit losses associated with the security. When estimating the extent of probable losses on the securities, management considers the strength of the underlying issuers of the securities. Indicators of diminished credit quality of the issuers include defaults, interest deferrals, or “payments in kind.” Numerous factors are considered when estimating the ultimate realizability of the cash flow for each individual security. The resulting estimate of cash flows after considering credit is then subject to a present value computation using a discount rate equal to the current yield used to accrete the beneficial interest or, the effective interest rate implicit in the security at the date of acquisition. If the present value of the estimated cash flows is less than the current amortized cost basis, an OTTI is considered to have occurred and the security is written down to the fair value indicated by the cash flows analysis. Any portion of decline in fair value considered to be an OTTI charge that is not due to the reduction in cash flows due to credit is considered a decline due to other factors such as liquidity or interest rates and accordingly is recorded in other comprehensive income. Any portion of the decline which is related to credit is recorded in earnings.

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

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Assets and Liability Management” in Item 7 hereof.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Independent Bank Corp.:

We have audited the accompanying consolidated balance sheets of Independent Bank Corp. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Independent Bank Corp. and subsidiaries at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

During 2009, the Company changed its method of accounting for impairment losses on investment securities (see Note 1 to the financial statements) and business combinations (see Note 2 to the financial statements).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 9, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts
March 9, 2012

CONSOLIDATED BALANCE SHEETS

	At December 31,
	2011	2010
	(Dollars in Thousands)
ASSETS
CASH AND DUE FROM BANKS	$58,301	$42,112
INTEREST EARNING DEPOSITS WITH BANKS	179,203	119,170
SECURITIES
Trading Securities	8,240	7,597
Securities Available for Sale	305,332	377,457
Securities Held to Maturity (fair value $211,494 and $201,234)	204,956	202,732

TOTAL SECURITIES	518,528	587,786

LOANS HELD FOR SALE (at fair value)	20,500	27,917
LOANS
Commercial and Industrial	575,716	502,952
Commercial Real Estate	1,847,654	1,717,118
Commercial Construction	128,904	129,421
Small Business	78,509	80,026
Residential Real Estate	416,570	473,936
Residential Construction	9,631	4,175
Home Equity	696,063	579,278
Consumer — Other	41,343	68,773

TOTAL LOANS	3,794,390	3,555,679
Less: Allowance for Loan Losses	(48,260)	(46,255)

NET LOANS	3,746,130	3,509,424

FEDERAL HOME LOAN BANK STOCK	35,854	35,854
BANK PREMISES AND EQUIPMENT, NET	48,252	45,712
GOODWILL	130,074	129,617
IDENTIFIABLE INTANGIBLE ASSETS	10,648	12,339
CASH SURRENDER VALUE OF LIFE INSURANCE POLICIES	86,137	82,711
OTHER REAL ESTATE OWNED & OTHER FORECLOSED ASSETS	6,924	7,333
OTHER ASSETS	129,689	95,763

TOTAL ASSETS	$4,970,240	$4,695,738

LIABILITIES AND STOCKHOLDERS’ EQUITY
DEPOSITS
Demand Deposits	$992,418	$842,067
Savings and Interest Checking Accounts	1,473,812	1,375,254
Money Market	780,437	717,286
Time Certificates of Deposit Over $100,000	225,099	219,480
Other Time Certificates of Deposits	405,063	473,696

TOTAL DEPOSITS	3,876,829	3,627,783

BORROWINGS
Federal Home Loan Bank and Other Borrowings	229,701	305,458
Federal Funds Purchased and Assets Sold Under Repurchase Agreements	216,128	168,119
Junior Subordinated Debentures	61,857	61,857
Subordinated Debentures	30,000	30,000

TOTAL BORROWINGS	537,686	565,434

OTHER LIABILITIES	86,668	66,049

TOTAL LIABILITIES	4,501,183	4,259,266

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred Stock, $.01 par value. Authorized: 1,000,000 Shares Outstanding: None	—	—
Common Stock, $.01 par value. Authorized: 75,000,000 Issued and Outstanding : 21,499,768 Shares in 2011 and 21,220,801 Shares in 2010	213	210
(includes 235,540 and 219,900 shares of unvested participating restricted stock awards, respectively)
Shares Held in Rabbi Trust at Cost 180,058 Shares in 2011 and 178,382 Shares in 2010	(2,980)	(2,738)
Deferred Compensation Obligation	2,980	2,738
Additional Paid in Capital	233,878	226,708
Retained Earnings	239,452	210,320
Accumulated Other Comprehensive Loss, Net of Tax	(4,486)	(766)

TOTAL STOCKHOLDERS’ EQUITY	469,057	436,472

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,970,240	$4,695,738

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

	YEARS ENDED DECEMBER 31,
	2011	2010	2009
	(Dollars in Thousands, Except Per Share Data)
INTEREST INCOME
Interest on Loans	$174,450	$177,064	$172,128
Taxable Interest and Dividends on Securities	20,326	23,984	28,695
Non-taxable Interest and Dividends on Securities	331	673	947
Interest on Loans Held for Sale	482	666	629
Interest on Federal Funds Sold	162	337	290

TOTAL INTEREST AND DIVIDEND INCOME	195,751	202,724	202,689

INTEREST EXPENSE
Interest on Deposits	13,355	20,254	31,163
Interest on Borrowings	15,317	18,509	20,832

TOTAL INTEREST EXPENSE	28,672	38,763	51,995

NET INTEREST INCOME	167,079	163,961	150,694

PROVISION FOR LOAN LOSSES	11,482	18,655	17,335

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	155,597	145,306	133,359

NONINTEREST INCOME
Service Charges on Deposit Accounts	16,628	13,624	12,951
Interchange and ATM Fees	7,733	5,084	4,109
Investment Management	13,532	11,723	10,047
Mortgage Banking Income	4,197	5,041	4,857
Increase in Cash Surrender Value of Life Insurance Policies	3,170	3,192	2,939
Net Gain on Sales of Securities	723	458	1,354
Gain Resulting From Early Termination of Hedging Relationship	—	—	3,778
Gross Change on Write-Down of Certain Investments to Fair Value	53	497	(7,382)
Less: Portion of OTTI Losses Recognized in OCI	(296)	(831)	(1,576)

Net Loss on Write-Down of Certain Investments to Fair Value	(243)	(334)	(8,958)
Other Noninterest Income	6,960	8,118	7,115

TOTAL NONINTEREST INCOME	52,700	46,906	38,192

NONINTEREST EXPENSES
Salaries and Employee Benefits	81,275	76,983	68,257
Occupancy and Equipment Expenses	16,916	16,011	15,673
Data Processing & Facilities Management	4,891	5,773	5,779
Advertising Expense	3,876	2,171	2,199
FDIC Assessment	3,496	5,247	6,975
Consulting Expense	2,660	2,523	1,951
Legal Fees	2,262	3,277	2,961
Telecommunications	2,092	2,101	2,635
Prepayment Fee on Borrowings	757	—	—
Merger and Acquisition Expense	—	—	12,423
Other Non-Interest Expenses	27,488	25,659	22,962

TOTAL NONINTEREST EXPENSES	145,713	139,745	141,815

INCOME BEFORE INCOME TAXES	62,584	52,467	29,736
PROVISION FOR INCOME TAXES	17,148	12,227	6,747

NET INCOME	$45,436	$40,240	$22,989

PREFERRED STOCK DIVIDEND	$—	$—	$5,698

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$45,436	$40,240	$17,291

BASIC EARNINGS PER SHARE	$2.12	$1.90	$0.88

DILUTED EARNINGS PER SHARE	$2.12	$1.90	$0.88

WEIGHTED AVERAGE COMMON SHARES (BASIC)	21,422,757	21,178,117	19,642,965
Common Share Equivalents	28,830	25,798	30,191

WEIGHTED AVERAGE COMMON SHARES (DILUTED)	21,451,587	21,203,915	19,673,156

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.76	$0.72	$0.72

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	PREFERRED STOCK	COMMON SHARES OUTSTANDING	COMMON STOCK	VALUE OF SHARES HELD IN RABBI TRUST	DEFERRED COMPENSATION OBLIGATION	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)	TOTAL
	(Dollars in Thousands, Except Per Share Data)
BALANCE DECEMBER 31, 2008	$—	16,301,405	$163	$(2,267)	$2,267	$137,488	$177,493	$(9,870)	$305,274

CUMULATIVE EFFECT ACCOUNTING ADJUSTMENT, NET OF TAX (1)	—	—	—	—	—	—	3,823	(3,823)	—
COMPREHENSIVE INCOME:
Net Income	—	—	—	—	—	—	22,989	—	22,989
Change in Unrealized Gain on Securities Available For Sale, Net of Tax and Realized Gains	—	—	—	—	—	—	—	9,588
Change in Fair Value of Cash Flow Hedges, Net of Tax, and Realized Gains	—	—	—	—	—	—	—	7,446
Amortization of Prior Service Cost	—	—	—	—	—	—	—	(588)

Other Comprehensive Income	—	—	—	—	—	—	—	16,446	16,446

TOTAL COMPREHENSIVE INCOME	—	—	—	—	—	—	—		39,435
DIVIDENDS DECLARED:
Common Declared ($0.72 per share)	—	—	—	—	—	—	(14,315)	—	(14,315)
Preferred Declared(2)	—	—	—	—	—	—	(5,698)	—	(5,698)
COMMON STOCK ISSUED FOR ACQUISITION	—	4,624,948	46	—	—	84,452	—	—	84,498
PROCEEDS FROM EXERCISE OF STOCK OPTIONS	—	23,400	—	—	—	—	307	—	307
TAX EXPENSE RELATED TO EQUITY AWARD ACTIVITY	—	—	—	—	—	(3)	—	—	(3)
EQUITY BASED COMPENSATION	—	—	—	—	—	774	—	—	774
RESTRICTED SHARED ISSUED, NET OF AWARDS SURRENDERED	—	122,443	—	—	—	(3)	—	—	(3)
DEFERRED COMPENSATION OBLIGATION	—	—	—	(215)	215	—	—	—	—
ISSUANCE OF PREFERRED STOCK AND WARRANTS	73,578	—	—	—	—	4,580	—	—	78,158
REDEMPTION OF PREFERRED STOCK AND WARRANTS	(73,578)	—	—	—	—	(2,200)	—	—	(75,778)

BALANCE DECEMBER 31, 2009	$—	21,072,196	$209	$(2,482)	$2,482	$225,088	$184,599	$2,753	$412,649

COMPREHENSIVE INCOME:
Net Income	—	—	—	—	—	—	40,240	—	40,240
Change in Unrealized Gain on Securities Available For Sale, Net of Tax and Realized Gains/(Losses)	—	—	—	—	—	—	—	1,912
Change in Fair Value of Cash Flow Hedges, Net of Tax and Realized Gains/(Losses)	—	—	—	—	—	—	—	(5,549)
Amortization of Prior Service Cost, net of tax	—	—	—	—	—	—	—	118

Other Comprehensive Loss	—	—	—	—	—	—	—	(3,519)	(3,519)

TOTAL COMPREHENSIVE INCOME	—	—	—	—	—	—	—	—	36,721
COMMON DIVIDEND DECLARED ($0.72 PER SHARE)	—	—	—	—	—	—	(15,261)	—	(15,261)
PROCEEDS FROM EXERCISE OF STOCK OPTIONS	—	44,930	1	—	—	—	742	—	743
TAX EXPENSE RELATED TO EQUITY AWARD ACTIVITY	—	—	—	—	—	68	—	—	68
EQUITY BASED COMPENSATION	—	—	—	—	—	1,666	—	—	1,666
RESTRICTED STOCK AWARDS GRANTED, NET OF AWARDS SURRENDERED	—	103,675	—	—	—	(114)	—	—	(114)
DEFERRED COMPENSATION OBLIGATION	—	—	—	(256)	256	—	—	—	—

BALANCE DECEMBER 31, 2010	$—	21,220,801	$210	$(2,738)	$2,738	$226,708	$210,320	$(766)	$436,472

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY — (Continued)

	PREFERRED STOCK	COMMON SHARES OUTSTANDING	COMMON STOCK	VALUE OF SHARES HELD IN RABBI TRUST	DEFERRED COMPENSATION OBLIGATION	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)	TOTAL
	(Dollars in Thousands, Except Per Share Data)
COMPREHENSIVE INCOME:
Net Income	—	—	—	—	—	—	45,436	—	45,436
Change in Unrealized Gain on Securities Available For Sale, Net of Tax and Realized Gains/(Losses)	—	—	—	—	—	—	—	269
Change in Fair Value of Cash Flow Hedges, Net of Tax and Realized Gains/(Losses)	—	—	—	—	—	—	—	(3,823)
Amortization of Prior Service Cost, net of tax	—	—	—	—	—	—	—	(166)

Other Comprehensive Loss	—	—	—	—	—	—	—	(3,720)	(3,720)

TOTAL COMPREHENSIVE INCOME	—	—	—	—	—	—	—	—	41,716
COMMON DIVIDEND DECLARED ($0.76 PER SHARE)	—	—	—	—	—	—	(16,304)	—	(16,304)
PROCEEDS FROM EXERCISE OF STOCK OPTIONS	—	186,518	2	—	—	4,125	—	—	4,127
TAX BENEFIT RELATED TO EQUITY AWARD ACTIVITY	—	—	—	—	—	20	—	—	20
EQUITY BASED COMPENSATION	—	—	—	—	—	2,483	—	—	2,483
RESTRICTED STOCK AWARDS GRANTED, NET OF AWARDS SURRENDERED	—	60,495	—	—	—	(361)	—	—	(361)
SHARES ISSUED UNDER DIRECT STOCK PURCHASE PLAN	—	31,954	1	—	—	823	—	—	824
DEFERRED COMPENSATION OBLIGATION	—	—	—	(242)	242	—	—	—	—
TAX BENEFIT RELATED TO DEFERRED COMPENSATION DISTRIBUTIONS	—	—	—	—	—	80	—	—	80

BALANCE DECEMBER 31, 2011	$—	21,499,768	$213	$(2,980)	$2,980	$233,878	$239,452	$(4,486)	$469,057

(1)	Represents reclassification of the non-credit related component of previously recorded Other-Than-Temporary impairment, pursuant to the provisions of the Investments-Debt and Equity Securities Topic of FASB ASC.

(2)	Includes $196,000 accretion of discount on preferred stock and $4.4 million of deemed dividend associated with the Company’s exit from the U.S. Treasury’s Capital Purchase Program.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2011	2010	2009
	(Dollars In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$45,436	$40,240	$22,989
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Depreciation and Amortization	9,634	9,880	5,744
Provision for Loan Losses	11,482	18,655	17,335
Deferred Income Tax Expense (Benefit)	91	(2,494)	(2,281)
Net Gain on Sale of Investments	(723)	(458)	(1,354)
Loss on Write-Down of Investments in Securities Available for Sale	243	334	8,958
Loss on Sale of Fixed Assets	353	280	85
Gain Resulting from Early Termination of a Hedging Relationship	—	—	(3,778)
Loss on Sale of Other Real Estate Owned and Foreclosed Assets	1,562	367	415
Realized Gain on Sale Leaseback Transaction	(1,034)	(1,034)	(1,034)
Stock Based Compensation	2,483	1,666	774
Increase in Cash Surrender Value of Life Insurance Policies	(3,159)	(3,192)	(2,651)
Change in Fair Value on Loans Held for Sale	(856)	593	—
Net Change In:
Trading Assets	(643)	(1,426)	(3,470)
Loans Held for Sale	8,273	(15,044)	(5,115)
Other Assets	(32,482)	(15,608)	9,820
Other Liabilities	14,871	13,894	(15,021)

TOTAL ADJUSTMENTS	10,095	6,413	8,427

NET CASH PROVIDED BY OPERATING ACTIVITIES	55,531	46,653	31,416

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Proceeds from Sales of Securities Available for Sale	14,639	6,423	168,556
Proceeds from Maturities and Principal Repayments of Securities Available for Sale	108,312	173,608	158,458
Purchases of Securities Available for Sale	(50,975)	(46,349)	(92,966)
Proceeds from Maturities and Principal Repayments of Securities Held to Maturity	44,090	22,570	7,660
Purchases of Securities Held to Maturity	(47,343)	(132,331)	(68,381)
Purchases of Life Insurance Policies	(267)	(267)	(267)
Net Increase in Loans	(256,282)	(187,374)	(69,905)
Cash Used in Business Combinations	(457)	(269)	97,335
Purchase of Bank Premises and Equipment	(8,317)	(7,022)	(6,601)
Proceeds from the Sale of Bank Premises and Equipment	496	37	67
Proceeds Resulting from Early Termination of a Hedging Relationship	—	—	6,099
Proceeds from the Sale of Other Real Estate Owned and Foreclosed Assets	6,276	7,190	5,124

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(189,828)	(163,784)	205,179

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Net Decrease in Time Deposits	(63,014)	(224,605)	(170,699)
Net Increase in Other Deposits	312,060	477,094	265,506
Net Increase (Decrease) in Federal Funds Purchased and Assets Sold Under Repurchase Agreements	48,009	(22,333)	19,572
Net Decrease in Short Term Federal Home Loan Bank Advances	(5,000)	(10,000)	(81,000)
Net Decrease in Long Term Federal Home Loan Bank Advances	(67,144)	(50,000)	(180,910)
Net Increase (Decrease) in Treasury Tax & Loan Notes	(3,044)	892	(794)
Proceeds from Issuance of Preferred Stock and Stock Warrants	—	—	78,158
Redemption of Preferred Stock	—	—	(78,158)
Redemption of Warrants	—	—	(2,200)
Proceeds from Exercise of Stock Options	4,127	743	307
Restricted Shares Surrendered	(361)	(114)	(3)
Tax Benefit (Expense) from Equity Award Activity and Deferred Compensation	100	68	(3)
Proceeds from Shares Issued Under Direct Stock Purchase Plan	824	—	—
DIVIDENDS PAID
Preferred Dividends	—	—	(1,118)
Common Dividends	(16,038)	(15,237)	(13,455)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	210,519	156,508	(164,797)

NET INCREASE IN CASH AND CASH EQUIVALENTS	76,222	39,377	71,798

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	161,282	121,905	50,107

CASH AND CASH EQUIVALENTS AT END OF YEAR	$237,504	$161,282	$121,905

CASH PAID DURING THE YEAR FOR
Interest on Deposits and Borrowings	$29,659	$38,528	$52,884
Income Taxes	18,962	12,627	4,877
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfer of Loans to Foreclosed Assets	$6,285	$10,836	$4,440
IN CONJUNCTION WITH THE PURCHASE ACQUISITION DETAILED IN NOTE 2 TO THE CONSOLIDATED FINANCIAL STATEMENTS, ASSETS WERE ACQUIRED AND LIABILITIES WERE ASSUMED AS FOLLOWS:
Common Stock Issued for Acquisition	$—	$—	$84,498
Fair Value of Assets Acquired, Net of Cash Acquired	—	—	908,359
Fair Value of Liabilities Assumed	—	—	921,945

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Independent Bank Corp. (“the Company”) is a bank holding company whose principal subsidiary is Rockland Trust Company (“Rockland Trust” or the “Bank”). Rockland Trust is a state-chartered commercial bank, which operates 67 full service and two limited service retail branches, ten commercial banking centers, four investment management offices and four mortgage lending centers, all of which are located in eastern Massachusetts, including Cape Cod, with the exception of an investment management group/commercial lending office located in Rhode Island. Rockland Trust deposits are insured by the Federal Deposit Insurance Corporation, subject to regulatory limits. The Company’s primary source of income is from providing loans to individuals and small-to-medium sized businesses in its market area.

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

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could vary from these estimates. Material estimates that are particularly susceptible to significant changes in the near-term relate to the determination of the allowance for loan losses, income taxes, valuation and potential impairment of investment securities, other-than-temporary impairment (“OTTI”) of certain investment securities, and valuation of goodwill and other intangibles and their respective analysis of impairment.

SIGNIFICANT CONCENTRATIONS OF CREDIT RISK

The vast majority of the Bank’s lending activities are conducted in the Commonwealth of Massachusetts. The Bank originates commercial and industrial loans, commercial and residential real estate loans, small business loans, consumer home equity loans, and other loans for its portfolio. The Bank considers a concentration of credit

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to a particular industry to exist when the aggregate credit exposure which includes direct, indirect or contingent obligations to a borrower, an affiliated group of borrowers or a nonaffiliated group of borrowers engaged in one industry, exceeds 10% of the Bank’s loan portfolio.

Loans originated by the Bank to lessors of nonresidential buildings represented 14.7% and 13.9% of the total loan portfolio as of December 31, 2011 and 2010, respectively. Within this concentration category the Company is well diversified among collateral property types and tenant industries.

CASH AND CASH EQUIVALENTS, DUE FROM BANKS, AND INTEREST EARNING DEPOSITS

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold and assets purchased under resale agreements. Generally, federal funds are sold for up to two week periods. Included in cash and due from banks are interest bearing deposits held at the Federal Reserve Bank.

SECURITIES

Investment securities are classified at the time of purchase as “available for sale,” “held to maturity,” or “trading.” Classification is constantly re-evaluated for consistency with corporate goals and objectives. Trading securities are recorded at fair value with subsequent changes in fair value recorded in earnings. Debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. Securities not classified as held to maturity or trading, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value, with changes in fair value excluded from earnings and reported in other comprehensive income, net of related tax. Purchase premiums and discounts are recognized in interest income, using the interest method, to arrive at periodic interest income at a constant effective yield, thereby reflecting the securities market yield. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Declines in the fair value of held to maturity and available for sale securities below their amortized cost deemed to be OTTI are written down to fair value as determined by a cash flow analysis. To the extent the estimated cash flows do not support the amortized cost, the deficiency is considered to be due to credit loss and recognized in earnings and the remainder of the OTTI charge is considered to be due to other factors, such as liquidity or interest rates, and thus is not recognized in earnings, but rather through other comprehensive income, net of related tax. The Company evaluates individual securities that have fair values below cost for six months or longer, or for a shorter period of time if considered appropriate by management, to determine if the decline in fair value is other-than-temporary. Consideration is given to the obligor of the security, whether the security is guaranteed, whether there is a projected adverse change in cash flows, the liquidity of the security, the type of security, the capital position of security issuers, and payment history of the security, amongst other factors when evaluating these individual securities.

LOANS HELD FOR SALE

The Bank primarily classifies new residential real estate mortgage loans as held for sale based on intent, which is determined when loans are underwritten. Residential real estate mortgage loans not designated as held for sale are retained based upon available liquidity, interest rate risk management and other business purposes.

Prior to July 1, 2010, loans originated and intended for sale in the secondary market were carried at the lower of cost or fair value (“LOCOM”). Effective July 1, 2010, pursuant to FASB ASC Topic No. 825, “Financial Instruments,” the Company elected to carry newly originated closed loans intended for sale at fair

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value. Changes in fair value relating to loans intended for sale and forward sale commitments are recorded in earnings and are offset by changes in fair value relating to interest rate lock commitments. Gains and losses on residential loan sales (sales proceeds minus carrying amount) are recorded in Mortgage Banking Income. Direct loan origination costs and fees are deferred upon origination and are recognized on the date of sale.

LOANS

Loans are carried at the principal amounts outstanding, or amortized acquired fair value in the case of acquired loans, adjusted by partial charge-offs and net of deferred loan costs or fees. Loan fees and certain direct origination costs are deferred and amortized into interest income over the expected term of the loan using the level-yield method. When a loan is paid off, the unamortized portion is recognized in interest income. Interest income for commercial, small business, real estate, and consumer loans is accrued based upon the daily principal amount outstanding except for loans on nonaccrual status.

Loans are generally placed on nonaccrual status if the payment of principal or interest is past due more than 90 days, or sooner if management considers such action to be prudent. As permitted by banking regulations, consumer loans past due 90 days or more may continue to accrue interest however, such loans are usually charged-off after 120 days of delinquency. As a general rule, a commercial or real estate loan more than 90 days past due with respect to principal or interest is classified as a nonaccrual loan. However, certain commercial and real estate loans that are more than 90 days past due may be kept on an accruing status if the loan is well secured and in the process of collection. Income accruals are suspended on all nonaccrual loans and all previously accrued and uncollected interest is reversed against current income. A loan remains on nonaccrual status until it becomes current with respect to principal and interest (and in certain instances remains current for up to six months), when management no longer has doubt about the collection of principal and interest, when the loan is liquidated, or when the loan is determined to be uncollectible and is charged-off against the allowance for loan losses. When doubt exists as to the collectability of a loan, any payments received are applied to reduce the recorded investment in the asset to the extent necessary to eliminate such doubt.

In cases where a borrower experiences financial difficulties and the Company makes certain concessionary modifications to contractual terms, the loan is classified as a troubled debt restructuring (“TDR”). Modifications may include adjustments to interest rates, extensions of maturity, and other actions intended to minimize economic loss and avoid foreclosure or repossession of collateral. Nonaccrual loans that are restructured remain on nonaccrual for a period of six months to demonstrate that the borrower can meet the restructured terms. If the restructured loan is on accrual status prior to being modified, it is reviewed to determine if the modified loan should remain on accrual status. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, the loan is classified as a nonaccrual loan. Loans classified as TDRs remain classified as such until the loan is paid off.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established based upon the level of estimated probable losses in the current loan portfolio. Loan losses are charged against the allowance when management believes the collectability of a loan balance is doubtful. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is allocated to loan types using both a formula-based approach applied to groups of loans and an analysis of certain individual loans for impairment. The formula-based approach emphasizes loss factors derived from actual historical portfolio loss rates, which are combined with an assessment of certain qualitative factors to determine the allowance amounts allocated to the various loan categories. Allowance amounts are determined based on an estimate of the historical average annual percentage

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

rate of loan loss for each loan category, a temporal estimate of the incurred loss emergence and confirmation period for each loan category, and certain qualitative risk factors considered in the computation of the allowance for loan losses.

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

The formula-based approach evaluates groups of loans with common characteristics, which consist of similar loan types with similar terms and conditions, to determine the appropriate allocation within each portfolio section. This approach incorporates qualitative adjustments based upon management’s assessment of various market and portfolio specific risk factors into its formula-based estimate. Due to the imprecise nature of the loan loss estimation process and ever changing conditions, the qualitative risk attributes may not adequately capture amounts of incurred loss in the formula-based loan loss components used to determine allocations in the Bank’s analysis of the adequacy of the allowance for loan losses.

The Bank evaluates certain loans within the commercial and industrial, commercial real estate, commercial construction and small business portfolios individually for specific impairment. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Loans are selected for evaluation based upon a change in internal risk rating, occurrence of delinquency, loan classification, or nonaccrual status. A specific allowance amount is allocated to an individual loan when such loan has been deemed impaired and when the amount of the probable loss is able to be estimated. Estimates of loss may be determined by the present value of anticipated future cash flows, the loan’s observable fair market value, or the fair value of the collateral, if the loan is collateral dependent. However, for collateral dependent loans, the amount of the recorded investment in a loan that exceeds the fair value of the collateral is charged-off against the allowance for loan losses in lieu of an allocation of a specific allowance amount when such an amount has been identified definitively as uncollectable.

Large groups of small-balance homogeneous loans such as the residential real estate, residential construction, home equity and other consumer portfolios are collectively evaluated for impairment. As such, the Bank does not typically identify individual loans within these groupings as impaired loans or for impairment evaluation and disclosure. However, the Bank evaluates all TDRs for impairment on an individual loan basis regardless of loan type.

In the ordinary course of business, the Bank enters into commitments to extend credit, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded in the financial statements when they

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

become payable. The credit risk associated with these commitments is evaluated in a manner similar to the allowance for loan losses. The reserve for unfunded lending commitments is included in other liabilities in the balance sheet. At December 31, 2011 and 2010, the reserve for unfunded loan commitments was $538,000 and $493,000, respectively.

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

Servicing fee income is recorded for fees earned for servicing loans for investors. The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan, and are recorded as income when earned. The amortization of mortgage servicing rights is recorded as a reduction of loan servicing fee income.

FEDERAL HOME LOAN BANK STOCK

The Company, as a member of the Federal Home Loan Bank (“FHLB”) of Boston, is required to maintain an investment in capital stock of the FHLB. Based on redemption provisions, the stock has no quoted market value and is carried at cost. The Company continually reviews its investment to determine if OTTI exists. The Company reviews recent public filings, rating agency analysis and other factors, when making the determination.

BANK PREMISES AND EQUIPMENT

Land is carried at cost. Bank premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line convention method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the lease terms or the estimated useful lives of the improvements. Expected terms include lease option periods to the extent that the exercise of such options is reasonably assured, not to exceed fifteen years.

GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

Goodwill is the price paid which exceeds the net fair value of acquired businesses and is not amortized. Goodwill is evaluated for impairment at least annually, or more often if warranted, by comparing the fair value of the reporting unit(s) to the carrying amount and is evaluated using a two step impairment approach. Step one of the impairment testing compares book value to the fair value of the reporting unit. If test one is failed, a more detailed analysis is performed, which involves measuring the excess of the fair value of the reporting unit, as determined in step one, over the aggregate fair value of the individual assets, liabilities, and identifiable intangibles as if the reporting unit was being acquired in a business combination. As a result of such impairment testing, the Company determined goodwill was not impaired.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Identifiable intangible assets subject to amortization consist of core deposit intangibles, noncompete agreements, customer lists, and a brand name, and are amortized over the estimated lives of the intangibles using a method that approximates the amount of economic benefits that are realized by the Company. Identifiable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The range of useful lives is as follows:

Core Deposit Intangibles	10 Years
Noncompete Agreements	5 Years
Customer Lists	10 Years
Brand Name	5 Years
Leases	2 - 29 Years

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

CASH SURRENDER VALUE OF LIFE INSURANCE POLICIES

Increases in the cash surrender value (“CSV”) of life insurance policies, as well as death benefits received net of any CSV, are recorded in other noninterest income, and are not subject to income taxes. The CSV of the policies not previously endorsed to participants are recorded as assets of the Bank. Any amounts owed to participants relating to these policies are recorded as liabilities of the Bank. The Company reviews the financial strength of the insurance carriers prior to the purchase of life insurance policies and no less than annually thereafter. A life insurance policy with any individual carrier is limited to 15% of tier one capital and the total CSV of life insurance policies is limited to 25% of tier one capital.

OTHER REAL ESTATE OWNED AND OTHER FORECLOSED ASSETS

Assets in control of the Company or acquired through foreclosure are held for sale and are initially recorded at fair value less cost to sell at the date control is established, resulting in a new cost basis. The amount by which the recorded investment in the loan exceeds the fair value (net of estimated cost to sell) of the foreclosed asset is charged to the allowance for loan losses. Subsequent declines in the fair value of the foreclosed asset below the new cost basis are recorded through the use of a valuation allowance. Subsequent increases in the fair value are recorded as reductions in the allowance, but not below zero. Rental revenue received on foreclosed assets is included in other noninterest income, whereas operating expenses and changes in the valuation allowance relating to foreclosed assets are included in Other Noninterest Expense.

DERIVATIVES

Derivative instruments are carried at fair value in the Company’s financial statements. The accounting for changes in the fair value of a derivative instrument is determined by whether it has been designated and qualifies as part of a hedging relationship, and further, by the type of hedging relationship. For those derivative

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

instruments that are designated and qualify as hedging instruments, the Company designates the hedging instrument, based upon the exposure being hedged, as either a fair value hedge or a cash flow hedge. For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income, net of related tax, and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item (i.e., the ineffective portion), if any, is recognized in current earnings during the period. For derivative instruments designated and qualifying as a fair value hedge (i.e., hedging the exposure to changes in the fair value of an asset or liability or an identified portion thereof that is attributable to the hedged risk), the gain or loss on the derivative instrument, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in current earnings during the period of the change in fair values. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in current earnings during the period of change. At the inception of a hedge, the Company documents certain items, including but not limited to the following: the relationship between hedging instruments and hedged items, Company risk management objectives, hedging strategies, and the evaluation of hedge transaction effectiveness. Documentation includes linking all derivatives designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific forecasted transactions.

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

As part of its mortgage banking activities, the Company originates residential loan mortgages to be held for sale. In connection with these loans, the Company often offers interest rate lock commitments to prospective borrowers. The Company manages this interest rate risk by entering into offsetting forward sale agreements, with third party investors for certain funded loans and loan committments. Both the interest rate lock commitments and forward sale agreements are off balance sheet commitments that are considered to be derivatives. The Company records unfunded commitments intended for sale and forward sales agreements at fair value with changes in fair value recorded as a component of Mortgage Banking Income.

TRANSFERS OF FINANCIAL ASSETS

Transfers of financial assets, are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

RETIREMENT PLANS

The Company has various retirement plans in place for current and former employees including postretirement benefit plans, supplemental executive retirement plans and a frozen multiemployer pension plan.

The postretirement benefit plans and the supplemental executive retirement plans are unfunded and therefore have no plan assets. The actuarial cost method used to compute the benefit liabilities and related expense is the projected unit credit method. The projected benefit obligation is principally determined based on the present value of the projected benefit distributions at an assumed discount rate. The discount rate which is utilized is based on the investment yield of high quality corporate bonds available in the market place with maturities approximately equal to projected cash flows of future benefit payments as of the measurement date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Periodic benefit expense (or income) includes service costs and interest costs based on the assumed discount rate based on an actuarially derived market-related value and amortization of actuarial gains and losses. The underfunded status of the plans is recorded as a liability on the balance sheet, with changes in that status recognized through other comprehensive income, net of related taxes.

The multiemployer pension plan assets are determined based on fair value, generally representing observable market prices. The actuarial cost method used to compute the pension liabilities and related expense is the unit credit method. The projected benefit obligation is principally determined based on the present value of the projected benefit distributions at an assumed discount rate. The discount rate which is utilized is based on the 24 month segment rate as published by the Internal Revenue Service. The pension expense is equal to the contributions made by the Company during the plan year.

STOCK-BASED COMPENSATION

The Company recognizes stock-based compensation based on the grant-date fair value of the award adjusted for forfeitures. The Company values share-based stock option awards granted using the Black-Scholes option-pricing model. The Company recognizes compensation expense for its awards on a straight-line basis over the requisite service period for the entire award (straight-line attribution method), ensuring that the amount of compensation cost recognized at any date at least equals the portion of the grant-date fair value of the award that is vested at that time.

INCOME TAXES

Deferred income tax assets and liabilities are determined using the asset and liability (or balance sheet) method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in enacted tax rates is recognized in income in the period that includes the enactment date. Income taxes are allocated to each entity in the consolidated group based on its share of taxable income. Management exercises significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets, including projections of future taxable income. Additionally, a liability for unrecognized tax benefits is recorded for uncertain tax positions taken by the Company on its tax returns for which there is less than a 50% likelihood of being recognized upon a tax examination.

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

EARNINGS PER SHARE

Basic earnings per share is calculated using the two-class method. The two-class method is an earnings allocation formula under which earnings per share is calculated from common stock and participating securities

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

according to dividends declared and participation rights in undistributed earnings. Under this method, all earnings distributed and undistributed, are allocated to participating securities and common shares based on their respective rights to receive dividends. Unvested share-based payment awards that contain nonforfeitable rights to dividends are considered participating securities (i.e. unvested restricted stock), not subject to performance based measures. Basic earnings per share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding (inclusive of participating securities). Diluted earnings per share have been calculated in a manner similar to that of basic earnings per share except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares (such as those resulting from the exercise of stock options or the attainment of performance measures) were issued during the period, computed using the treasury stock method.

COMPREHENSIVE INCOME

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale, unrealized losses related to factors other than credit on debt securities, unrealized gains and losses on cash flow hedges, deferred gains on hedge accounting transactions, and changes in the funded status of the Company’s postretirement and supplemental retirement plans.

FAIR VALUE MEASUREMENTS

In general, fair values of financial instruments are based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon developed models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial statements are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality and the Company’s creditworthiness, among other things, as well as unobservable parameters.

RECENT ACCOUNTING STANDARDS

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 210 “Balance Sheet — Disclosures about Offsetting Assets and Liabilities” Update No. 2011-11.    Issued in December 2011, this update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The amendments in this update are effective for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods. The amendments should be applied retrospectively for all prior periods presented. The Company does not anticipate the adoption of this standard to have a material impact on the Company’s consolidated financial position.

FASB ASC Topic No. 715 “Compensation — Retirement Benefits — Multiemployer Plans” Update No. 2011-09.    Issued in September 2011, this update requires additional separate quantitative and qualitative disclosures for multiemployer pension plans and multiemployer other postretirement benefit plans. The amended disclosures provide users with more detailed information about an employer’s involvement in multiemployer pension plans. The amendments in this update are effective for annual periods for fiscal years ending after December 15, 2011, with early adoption permitted. The amendments should be applied retrospectively for all prior periods presented. The adoption of this standard did not have an impact on the Company’s consolidated financial position.

FASB ASC Topic No. 350 “Intangibles — Goodwill and Other” Update No. 2011-08.    Issued in September 2011, this update gives an entity the option to first assess qualitative factors to determine whether the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

FASB ASC Topic No. 220 “Comprehensive Income” Update No. 2011-05 and Update no. 2011-12.    Update No. 2011-05 was issued in June 2011, and provided amendments to Topic No. 220, “Comprehensive Income”, stating that an entity has the option to present total comprehensive income, the components of net income, and the components of other comprehensive income in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The entity is no longer permitted to present the components of other comprehensive income within the statement of stockholders’ equity. Update 2011-12 deferred the component of Update 2011-05 which required entities to present separately on the income statement, reclassification adjustments between other comprehensive income and net income. The amendments in these updates should be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The Company does not anticipate the adoption of this standard to have a material impact on the Company’s consolidated financial position.

FASB ASC Topic No. 820 “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in United States Generally Accepted Accounting Principles (“U.S. GAAP”) and International Financial Report Standards (“IFRS”)” Update No. 2011-04.    Issued in May 2011, the amendments in this update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRS. The amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. This update does require additional disclosures pertaining to transfers between Level 1 and Level 2 investments, sensitivity analysis on Level 3 investments, and additional categorization of disclosed fair value amounts. The amendments in this update are to be applied prospectively and are effective during interim and annual periods beginning after December 15, 2011. Early application is not permitted. The Company does not anticipate the adoption of this standard to have a material impact on the Company’s consolidated financial position.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

(2)    ACQUISITIONS

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

As noted above, the Company acquired loans at fair value of $687.4 million. Included in this amount were $3.9 million of loans with evidence of deterioration of credit quality since origination for which it was probable, at the time of the acquisition, that the Company would be unable to collect all contractually required payments receivable. The Company’s evaluation of loans with evidence of loan deterioration as of the acquisition date resulted in a nonaccretable difference of $806,000, which is defined as the loan’s contractually required payments receivable in excess of the amount of its cash flows expected to be collected. The Company considered factors such as payment history, collateral values, and accrual status when determining whether there was

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

evidence of deterioration of loan’s credit quality at the acquisition date. As of December 31, 2009 the carrying amount of these loans with evidence of loan deterioration was $1.8 million and there was a nonaccretable difference of $14,000 at December 31, 2009. The majority of the decrease in the nonaccretable difference during 2009 was due to loan charge-offs, with the remainder of the decrease being amortized into interest income. As of December 31, 2011 these loans have been paid off.

A core deposit intangible of $6.6 million was recorded with an expected life of ten years. There was an additional $650,000 of other intangibles recorded related to noncompete agreements with a life of one year, and other various intangibles of $340,000.

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

(3)    SECURITIES

Trading securities, at fair value, consist of the following:

	At December 31,
	2011	2010
	Fair Value
	(Dollars In Thousands)
Cash Equivalents	$93	$111
Fixed Income Securities	2,242	1,584
Marketable Equity Securities	5,905	5,902

Total	$8,240	$7,597

The majority of trading securities are held solely for the purpose of funding certain executive nonqualified retirement obligations (see Note 14 “Employee Benefit Plans”). The remainder of the portfolio is comprised of equity securities, which consists of a fund whose investment objective is to invest in geographically specific private placement debt securities designed to support underlining economic activities such as community development and affordable housing. The Company realized a gain on trading activities of $122,000 in 2011, a gain of $150,000 in 2010, and a loss of $215,000 in 2009, which have been included in other income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents a summary of the amortized cost, gross unrealized holding gains and losses, other-than-temporary impairment recorded in other comprehensive income and fair value of securities available for sale and securities held to maturity for the periods indicated:

	December 31, 2011					December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Unrealized Losses Other	Other-Than- Temporary Impairment	Fair Value	Amortized Cost	Gross Unrealized Gains	Unrealized Losses Other	Other-Than- Temporary Impairment	Fair Value
	(Dollars In Thousands)					(Dollars In Thousands)
Available for Sale Securities
U.S. Treasury Securities	$—	$—	$—	$—	$—	$715	$2	$—	$—	$717
Agency Mortgage-Backed Securities	222,349	16,042	—	—	238,391	296,821	16,481	—	—	313,302
Agency Collateralized Mortgage Obligations	52,927	874	—	—	53,801	45,426	779	(70)	—	46,135
Private Mortgage-Backed Securities	6,215	—	—	(105)	6,110	10,408	—	—	(154)	10,254
Single Issuer Trust Preferred Securities Issued by Banks	5,000	—	(790)	—	4,210	5,000	—	(779)	—	4,221
Pooled Trust Preferred Securities Issued by Banks and Insurers	8,505	—	(2,518)	(3,167)	2,820	8,550	—	(2,309)	(3,413)	2,828

Total Available for Sale Securities	$294,996	$16,916	$(3,308)	$(3,272)	$305,332	$366,920	$17,262	$(3,158)	$(3,567)	$377,457

Held to Maturity Securities
U.S. Treasury Securities	$1,014	$103	$—	$—	$1,117	$—	$—	$—	$—	$—
Agency Mortgage-Backed Securities	109,553	4,406	—	—	113,959	95,697	1,348	(1,778)	—	95,267
Agency Collateralized Mortgage Obligations	77,804	2,494	—	—	80,298	89,823	600	(1,691)	—	88,732
State, County, and Municipal Securities	3,576	34	—	—	3,610	10,562	167	—	—	10,729
Single Issuer Trust Preferred Securities Issued by Banks	8,000	15	(669)	—	7,346	6,650	19	(163)	—	6,506
Corporate Debt Securities	5,009	155	—	—	5,164	—	—	—	—	—

Total Held to Maturity Securities	$204,956	$7,207	$(669)	$—	$211,494	$202,732	$2,134	$(3,632)	$—	$201,234

TOTAL	$499,952	$24,123	$(3,977)	$(3,272)	$516,826	$569,652	$19,396	$(6,790)	$(3,567)	$578,691

When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on the sale. The following table shows the gross realized gains and losses on available for sale securities for the periods indicated:

	As of December 31,
	2011	2010	2009
	(Dollars in Thousands)
Gross Gains on Available for Sale Securities	$723	$458	$1,379
Gross Losses on Available for Sale Securities	—	—	(25)

NET GAINS (LOSSES) ON AVAILABLE FOR SALE SECURITIES	$723	$458	$1,354

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The actual maturities of certain securities may differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. A schedule of the contractual maturities of securities available for sale and securities held to maturity as of December 31, 2011 is presented below:

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars In Thousands)		(Dollars In Thousands)
Due in one year or less	$—	$—	$330	$334
Due from one year to five years	2,553	2,717	7,891	8,099
Due from five to ten years	57,454	61,064	2,618	2,806
Due after ten years	234,989	241,551	194,117	200,255

Total	$294,996	$305,332	$204,956	$211,494

Inclusive in the table above is $13.0 million and $24.3 million, of callable securities in the Company’s investment portfolio at December 31, 2011 and 2010, respectively.

At December 31, 2011 and 2010, investment securities carried at $389.7 million and $350.3 million, respectively, were pledged to secure public deposits, assets sold under repurchase agreements, treasury tax and loan notes, letters of credit, and for other purposes.

At December 31, 2011 and 2010, the Company had no investments in obligations of individual states, counties, or municipalities, which exceeded 10% of stockholders’ equity.

Other-Than-Temporary Impairment

The Company continually reviews investment securities for the existence of OTTI, taking into consideration current market conditions, the extent and nature of changes in fair value, issuer rating changes and trends, the credit worthiness of the obligor of the security, volatility of earnings, current analysts’ evaluations, the Company’s intent to sell the security, or whether it is more likely than not that the Company will be required to sell the debt security before its anticipated recovery, as well as other qualitative factors. The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables show the gross unrealized losses and fair value of the Company’s investments in an unrealized loss position, which the Company has not deemed to be OTTI, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

		At December 31, 2011
		Less than 12 months		12 months or longer		Total
Description of Securities	# of holdings	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
		(Dollars In Thousands)
Agency Mortgage-Backed Securities	0	$—	$—	$—	$—	$—	$—
Agency Collateralized Mortgage Obligations	0	—	—	—	—	—	—
Single Issuer Trust Preferred Securities Issued by Banks and Insurers	2	—	—	8,617	(1,459)	8,617	(1,459)
Pooled Trust Preferred Securities Issued by Banks and Insurers	2	—	—	2,117	(2,518)	2,117	(2,518)

Total Temporarily Impaired Securities	4	$—	$—	$10,734	$(3,977)	$10,734	$(3,977)

		At December 31, 2010
		Less than 12 months		12 months or longer		Total
Description of Securities	# of holdings	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
		(Dollars In Thousands)
Agency Mortgage-Backed Securities	4	$48,956	$(1,778)	$—	$—	$48,956	$(1,778)
Agency Collateralized Mortgage Obligations	6	72,631	(1,761)	—	—	72,631	(1,761)
Single Issuer Trust Preferred Securities Issued by Banks and Insurers	2	4,950	(163)	4,221	(779)	9,171	(942)
Pooled Trust Preferred Securities Issued by Banks and Insurers	2	—	—	2,364	(2,309)	2,364	(2,309)

Total Temporarily Impaired Securities	14	$126,537	$(3,702)	$6,585	$(3,088)	$133,122	$(6,790)

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

As a result of the Company’s review of these qualitative and quantitative factors, the causes of the impairments listed in the table above by category are as follows at December 31, 2011:

•

Single Issuer Trust Preferred Securities:    This portfolio consists of two securities, both of which are below investment grade. The unrealized loss on these securities is attributable to the illiquid nature of the trust preferred market in the current economic environment. Management evaluates various financial metrics for each of the issuers, including regulatory capital ratios of issuers.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Management monitors the following issuances closely for impairment due to the history of OTTI losses recorded within these classes of securities. Management has determined that the securities possess characteristics which in the current economic environment could lead to further credit related OTTI charges. The following tables summarize pertinent information as of December 31, 2011, that was considered by management in determining if OTTI existed:

	Class	Amortized Cost(1)	Gross Unrealized Gain/(Loss)	Non-Credit Related Other- Than-Temporary Impairment	Fair Value	Total Cumulative Credit Related Other- Than- Temporary Impairment	Total Cumulative Other- Than- Temporary impairment to date
	(Dollars in Thousands)
Pooled Trust Preferred Securities
Pooled Trust Preferred Security A	C1	$1,283	$—	$(1,139)	$144	$(3,676)	$(4,815)
Pooled Trust Preferred Security B	D	—	—	—	—	(3,481)	(3,481)
Pooled Trust Preferred Security C	C1	506	—	(390)	116	(482)	(872)
Pooled Trust Preferred Security D	D	—	—	—	—	(990)	(990)
Pooled Trust Preferred Security E	C1	2,081	—	(1,638)	443	(1,368)	(3,006)
Pooled Trust Preferred Security F	B	1,891	(1,322)	—	569	—	—
Pooled Trust Preferred Security G	A1	2,744	(1,196)	—	1,548	—	—

TOTAL POOLED TRUST PREFERRED SECURITIES		$8,505	$(2,518)	$(3,167)	$2,820	$(9,997)	$(13,164)

Private Mortgage-Backed Securities
Private Mortgage-Backed Securities — One	2A1	$3,189	$—	$(140)	$3,049	$(689)	$(829)
Private Mortgage-Backed Securities — Two	A19	3,026	—	35	3,061	(85)	(50)

TOTAL PRIVATE MORTGAGE-BACKED SECURITIES		$6,215	$—	$(105)	$6,110	$(774)	$(879)

TOTAL		$14,720	$(2,518)	$(3,272)	$8,930	$(10,771)	$(14,043)

(1)	The amortized cost reflects previously recorded credit related OTTI charges recognized in earnings for the applicable securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Class	Number of Performing Banks and Insurance Cos. in Issuances (Unique)	Current Deferrals/ Defaults/ Losses (As a % of Original Collateral)	Total Projected Defaults/ Losses (as a % of Performing Collateral)	Excess Subordination (After Taking into Account Best Estimate of Future Deferrals/ Defaults/ Losses)(1)	Lowest credit Ratings to date(2)
Pooled Trust Preferred Securities
Pooled Trust Preferred Security A	C1	56	34.39%	22.20%	0.00%	C (Fitch & Moody’s)
Pooled Trust Preferred Security B	D	56	34.39%	22.20%	0.00%	C (Fitch)
Pooled Trust Preferred Security C	C1	50	32.95%	20.43%	0.70%	C (Fitch & Moody’s)
Pooled Trust Preferred Security D	D	50	32.95%	20.43%	0.00%	C (Fitch)
Pooled Trust Preferred Security E	C1	50	28.26%	17.21%	1.61%	C (Fitch & Moody’s)
Pooled Trust Preferred Security F	B	33	28.14%	24.36%	26.79%	CC (Fitch)
Pooled Trust Preferred Security G	A1	33	28.14%	24.36%	52.19%	CCC+ (S&P)
Private Mortgage-Backed Securities
Private Mortgage-Backed Securities — One	2A1	N/A	4.14%	13.47%	0.00%	C (Fitch)
Private Mortgage-Backed Securities — Two	A19	N/A	2.63%	5.78%	0.00%	B3 (Moody’s)

(1)	Excess subordination represents the additional default/losses in excess of both current and projected defaults/losses that the security can absorb before the security experiences any credit impairment.

(2)	The Company reviewed credit ratings provided by S&P, Moody’s and Fitch in its evaluation of issuers.

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

The following table shows the total OTTI that the Company recorded for the periods indicated:

	For the Years Ended December 31,
	2011	2010	2009
	(Dollars in Thousands)
Gross Change in OTTI Recorded on Certain Investments (Gain/(Losses))	$53	$497	$(7,382)
Portion of OTTI Gains (Losses) Recognized in OCI	(296)	(831)	(1,576)

Total Credit Related OTTI Losses Recognized in Earnings	$(243)	$(334)	$(8,958)

The following table shows the cumulative credit related component of OTTI for the periods indicated:

	2011	2010	2009
	(Dollars in Thousands)
Balance at January 1,	$(10,528)	$(10,194)	$(1,236)
Add:
Incurred on Securities not Previously Impaired	—	(85)	(3,993)
Incurred on Securities Previously Impaired	(243)	(249)	(4,965)
Less:
Realized Gain/Loss on Sale of Securities	—	—	—
Reclassification Due to Changes in Company’s Intent	—	—	—
Increases in Cash Flow Expected to be Collected	—	—	—

Balance at December 31,	$(10,771)	$(10,528)	$(10,194)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4)    LOANS, ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY

The following table summarizes changes in the allowance for loan losses by loan category and bifurcates the amount of allowance allocated to each loan category based on collective impairment analysis and loans evaluated individually for impairment:

	As of December 31,
	(Dollars in Thousands)
2011	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Consumer Home Equity	Consumer Other	Total
Allowance for Loan Losses:
Beginning Balance	$10,423	$21,939	$2,145	$3,740	$2,915	$3,369	$1,724	$46,255
Charge-offs	2,888	2,631	769	1,190	559	1,626	1,678	11,341
Recoveries	420	97	500	160	—	52	635	1,864
Provision	3,727	4,109	200	(814)	757	2,802	701	11,482

Ending Balance	$11,682	$23,514	$2,076	$1,896	$3,113	$4,597	$1,382	$48,260

Ending balance: individually evaluated for impairment	$562	$457	$—	$148	$1,245	$31	$239	$2,682

Ending balance: collectively evaluated for impairment	$11,120	$23,057	$2,076	$1,748	$1,868	$4,566	$1,143	$45,578

Financing Receivables:
Ending balance: total loans by group	$575,716	$1,847,654	$128,904	$78,509	$426,201	$696,063	$41,343	$3,794,390	(1)

Ending balance: individually evaluated for impairment	$5,608	$37,476	$843	$2,326	$12,984	$326	$2,138	$61,701

Ending balance: collectively evaluated for impairment	$570,108	$1,810,178	$128,061	$76,183	$413,217	$695,737	$39,205	$3,732,689

2010	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Consumer Home Equity	Consumer Other	Total
Allowance for Loan Losses:
Beginning Balance	$7,545	$19,451	$2,457	$3,372	$2,840	$3,945	$2,751	$42,361
Charge-offs	5,170	3,448	1,716	2,279	557	939	2,078	16,187
Recoveries	361	1	—	217	59	131	657	1,426
Provision	7,687	5,935	1,404	2,430	573	232	394	18,655

Ending Balance	$10,423	$21,939	$2,145	$3,740	$2,915	$3,369	$1,724	$46,255

Ending balance: individually evaluated for impairment	$511	$411	$151	$221	$991	$17	$245	$2,547

Ending balance: collectively evaluated for impairment	$9,912	$21,528	$1,994	$3,519	$1,924	$3,352	$1,479	$43,708

Financing Receivables:
Ending balance: total loans by group	$502,952	$1,717,118	$129,421	$80,026	$478,111	$579,278	$68,773	$3,555,679	(1)

Ending balance: individually evaluated for impairment	$3,823	$26,665	$1,999	$2,494	$9,963	$428	$2,014	$47,386

Ending balance: collectively evaluated for impairment	$499,129	$1,690,453	$127,422	$77,532	$468,148	$578,850	$66,759	$3,508,293

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2009	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Consumer Home Equity	Consumer Other	Total
Allowance for Loan Losses:
Beginning Balance	$5,532	$15,942	$4,203	$2,170	$2,447	$3,091	$3,664	$37,049
Charge-offs	1,663	834	2,679	2,047	829	1,799	3,404	13,255
Recoveries	27	—	—	204	105	41	855	1,232
Provision	3,649	4,343	933	3,045	1,117	2,612	1,636	17,335

Ending Balance	$7,545	$19,451	$2,457	$3,372	$2,840	$3,945	$2,751	$42,361

Ending balance: individually evaluated for impairment	$403	$257	$—	$346	$584	$7	$175	$1,772

Ending balance: collectively evaluated for impairment	$7,142	$19,194	$2,457	$3,026	$2,256	$3,938	$2,576	$40,589

Financing Receivables:
Ending balance: total loans by group	$373,531	$1,614,474	$175,312	$82,569	$566,042	$471,862	$111,725	$3,395,515	(1)

Ending balance: individually evaluated for impairment	$4,603	$17,505	$9,261	$1,482	$8,385	$170	$1,323	$42,729

Ending balance: collectively evaluated for impairment	$368,928	$1,596,969	$166,051	$81,087	$557,657	$471,692	$110,402	$3,352,786

(1)	The amount of deferred fees included in the ending balance was $2.9 million, $2.8 million, and $3.4 million at December 31, 2011, 2010, and 2009, respectively.

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

Commercial Real Estate — Loans in this category consist of mortgage loans to finance investment in real property such as multi-family residential, commercial/retail, office, industrial, hotels, educational and healthcare facilities and other specific use properties. Loans are typically written with amortizing payment structures. Collateral values are determined based upon third party appraisals and evaluations. Loan to value ratios at origination are governed by established policy and regulatory guidelines. Repayment sources consist of: primarily, cash flow from operating leases and rents, and secondarily, liquidation of assets.

Commercial Construction — Loans in this category consist of short-term construction loans, revolving and nonrevolving credit lines and construction/permanent loans to finance the acquisition, development and construction or rehabilitation of real property. Project types include: residential 1-4 family condominium and multi-family homes, commercial/retail, office, industrial, hotels, educational and healthcare facilities and other specific use properties. Loans may be written with nonamortizing or hybrid payment structures depending upon the type of project. Collateral values are determined based upon third party appraisals and evaluations. Loan to value ratios at origination are governed by established policy and regulatory guidelines. Repayment sources vary depending upon the type of project and may consist of: sale or lease of units, operating cash flows or liquidation of other assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

For the commercial portfolio it is the Bank’s policy to obtain personal guarantees for payment from individuals holding material ownership interests of the borrowing entities.

Consumer Portfolio:

Residential Real Estate — Residential mortgage loans held in the Bank’s portfolio are made to borrowers who demonstrate the ability to make scheduled payments with full consideration to underwriting factors such as current and expected income, employment status, current assets, other financial resources, credit history and the value of the collateral. Collateral consists of mortgage liens on 1-4 family residential properties. The Company does not originate sub-prime loans.

Consumer Home Equity — Home equity loans and lines are made to qualified individuals for legitimate purposes secured by senior or junior mortgage liens on owner-occupied 1-4 family homes, condominiums or vacation homes or on nonowner occupied 1-4 family homes with more restrictive loan to value requirements. Borrower qualifications include favorable credit history combined with supportive income requirements and combined loan to value ratios within established policy guidelines.

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

Credit Quality:

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

The Company reviews numerous credit quality indicators when assessing the risk in its loan portfolio. For the commercial portfolio, the Company utilizes a 10-point commercial risk-rating system, which assigns a risk-grade to each borrower based on a number of quantitative and qualitative factors associated with a commercial loan transaction. Factors considered include industry and market conditions, position within the industry, earnings trends, operating cash flow, asset/liability values, debt capacity, guarantor strength, management and controls, financial reporting, collateral, and other considerations. The risk-ratings categories are defined as follows:

1- 6 Rating — Pass

Risk-rating grades “1” through “6” comprise those loans ranging from ‘Substantially Risk Free’ which indicates borrowers are of unquestioned credit standing and the pinnacle of credit quality, well established companies with a very strong financial condition, and loans fully secured by cash collateral, through ‘Acceptable

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Risk’, which indicates borrowers may exhibit declining earnings, strained cash flow, increasing leverage and/or weakening market fundamentals that indicate above average or below average asset quality, margins and market share. Collateral coverage is protective.

7 Rating — Potential Weakness

Borrowers exhibit potential credit weaknesses or downward trends deserving management’s close attention. If not checked or corrected, these trends will weaken the Bank’s asset and position. While potentially weak, currently these borrowers are marginally acceptable; no loss of principal or interest is envisioned.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table details the internal risk-rating categories for the Company’s commercial portfolio:

		As of December 31, 2011
Category	Risk Rating	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Total
		(Dollars in Thousands)
Pass	1 - 6	$528,798	$1,626,745	$114,633	$70,543	$2,340,719
Potential Weakness	7	33,313	124,661	7,859	4,041	169,874
Definite Weakness	8	12,683	93,438	6,412	3,762	116,295
Partial Loss Probable	9	922	2,810	—	163	3,895
Definite Loss	10	—	—	—	—	—

TOTAL		$575,716	$1,847,654	$128,904	$78,509	$2,630,783

		As of December 31, 2010
Category	Risk Rating	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Total
		(Dollars in Thousands)
Pass	1 - 6	$445,116	$1,496,822	$110,549	$70,987	$2,123,474
Potential Weakness	7	30,250	99,400	6,311	5,252	141,213
Definite Weakness	8	25,864	117,850	12,561	3,533	159,808
Partial Loss Probable	9	1,722	3,046	—	254	5,022
Definite Loss	10	—	—	—	—	—

TOTAL		$502,952	$1,717,118	$129,421	$80,026	$2,429,517

For the Company’s consumer portfolio, the quality of the loan is best indicated by the repayment performance of an individual borrower. However, the Company does supplement performance data with current Fair Isaac Corporation (“FICO”) and Loan to Value (“LTV”) estimates. Current FICO data is purchased and appended to all consumer loans on a quarterly basis. In addition, automated valuation services and broker opinions of value are used to supplement original value data for the residential and home equity portfolios, periodically, typically twice per annum. At December 31, 2011, 54.8% of the home equity loans were in first lien position. The following table shows the weighted average FICO scores and the weighted average combined LTV ratio for the periods indicated below:

	As of December 31,
	2011	2010
Residential Portfolio
FICO Score (re-scored)(1)	731	738
Combined LTV (re-valued)(2)	67.0%	64.0%
Home Equity Portfolio
FICO Score (re-scored)(1)	762	760
Combined LTV (re-valued)(2)	55.0%	55.0%

(1)	The average FICO scores above are based upon rescores available from November and actual score data for loans booked between December 1 and December 31, for the years indicated.

(2)	The combined LTV ratios are based upon updated automated valuations as of November 30, for the years indicated.

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

The following table shows nonaccrual loans at the dates indicated:

	As of December 31,
	2011	2010
	(Dollars In Thousands)

Commercial and Industrial	$1,883	$3,123
Commercial Real Estate	12,829	7,837
Commercial Construction	280	1,999
Small Business	542	887
Residential Real Estate	9,867	6,728
Home Equity	3,130	1,752
Consumer — Other	422	505

Total nonaccrual loans(1)	$28,953	$22,831

(1)	Included in these amounts were $9.2 million and $4.0 million nonaccruing TDRs at December 31, 2011 and 2010, respectively.

The following table shows the age analysis of past due financing receivables as of the dates indicated:

	As of December 31, 2011
	30-59 days		60-89 days		90 days or more		Total Past Due		Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance
	(Dollars in Thousands)
Commercial and Industrial	21	$2,143	10	$2,709	20	$1,279	51	$6,131	$569,585	$575,716	$—
Commercial Real Estate	7	3,684	7	2,522	29	6,737	43	12,943	1,834,711	1,847,654	—
Commercial Construction	—	—	—	—	3	280	3	280	128,624	128,904	—
Small Business	19	320	3	21	12	148	34	489	78,020	78,509	—
Residential Real Estate	14	2,770	10	3,208	31	6,065	55	12,043	404,527	416,570	—
Residential Construction	—	—	—	—	—	—	—	—	9,631	9,631	—
Home Equity	28	1,483	19	1,139	19	1,502	66	4,124	691,939	696,063	—
Consumer — Other	260	1,821	57	303	58	374	375	2,498	38,845	41,343	41

TOTAL	349	$12,221	106	$9,902	172	$16,385	627	$38,508	$3,755,882	$3,794,390	$41

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of December 31, 2010
	30-59 days		60-89 days		90 days or more		Total Past Due		Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance
	(Dollars in Thousands)
Commercial and Industrial	16	$1,383	8	$910	18	$2,207	42	$4,500	$498,452	$502,952	$—
Commercial Real Estate	13	2,809	7	4,820	29	6,260	49	13,889	1,703,229	1,717,118	—
Commercial Construction	—	—	—	—	9	1,999	9	1,999	127,422	129,421	—
Small Business	23	1,071	11	302	19	420	53	1,793	78,233	80,026	—
Residential Real Estate	14	4,793	6	865	21	4,050	41	9,708	464,228	473,936	—
Residential Construction	—	—	—	—	—	—	—	—	4,175	4,175	—
Home Equity	31	1,737	8	878	12	1,095	51	3,710	575,568	579,278	4
Consumer — Other	402	2,986	89	478	85	564	576	4,028	64,745	68,773	273

TOTAL	499	$14,779	129	$8,253	193	$16,595	821	$39,627	$3,516,052	$3,555,679	$277

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

The following table shows the Company’s total TDRs and other pertinent information as of the dates indicated:

	As of December 31,
	2011	2010
	(Dollars in Thousands)
TDRs on Accrual Status	$37,151	$26,091
TDRs on Nonaccrual Status	9,230	3,982

TOTAL TDR’S	$46,381	$30,073

Amount of specific reserves included in the allowance for loan loss associated with TDRs:	$1,887	$1,658
Additional commitments to lend to a borrower who has been a party to a TDR:	$693	$1,240

The Bank’s policy is to have any restructured loan which is on nonaccrual status prior to being modified remain on nonaccrual status for six months, subsequent to being modified, before management considers its return to accrual status. If the restructured loan is on accrual status prior to being modified, it is reviewed to determine if the modified loan should remain on accrual status. Additionally, loans classified as TDRs are adjusted to reflect the changes in value of the recorded investment in the loan, if any, resulting from the granting of a concession. For all residential loans modifications, the borrower must perform during a 90 day trial period before the modification is finalized.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows the modifications which occurred during the periods indicated and the change in the recorded investment subsequent to the modifications occurring:

For the Year Ended December 31,	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment(1)
	(Dollars in Thousands)
2011 Troubled Debt Restructurings
Commercial & Industrial	11	$1,165	$1,165
Commercial Real Estate	17	8,707	8,707
Small Business	37	1,270	1,270
Residential Real Estate	16	3,460	3,536
Consumer — Home Equity	2	101	101
Consumer — Other	89	985	985

TOTAL	172	$15,688	$15,764

2010 Troubled Debt Restructurings
Commercial & Industrial	11	$1,286	$1,286
Commercial Real Estate	14	12,491	12,491
Small Business	47	1,514	1,514
Residential Real Estate	19	5,797	5,938
Consumer — Home Equity	4	292	296
Consumer — Other	108	1,405	1,405

TOTAL	203	$22,785	$22,930

2009 Troubled Debt Restructurings
Commercial & Industrial	—	$—	$—
Commercial Real Estate	4	3,424	3,424
Small Business	9	714	714
Residential Real Estate	25	7,864	8,110
Consumer — Home Equity	1	48	48
Consumer — Other	64	1,330	1,330

TOTAL	103	$13,380	$13,626

(1)	The post-modification balances represent the balance of the loan on the date of modification. These amounts may show an increase when modifications include a capitalization of interest.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows the Company’s post-modification balance of TDRs listed by type of modification as of the periods indicated:

	For the Years Ended December 31,
	2011	2010	2009
	(Dollars in Thousands)
Extended Maturity	$5,216	$10,691	$1,734
Adjusted Interest Rate	1,746	52	218
Combination Rate & Maturity	8,802	12,187	11,674

TOTAL	$15,764	$22,930	$13,626

The following table shows the loans that have been modified during the past twelve months which have subsequently defaulted during the periods indicated. The Company considers a loan to have defaulted when it reaches 90 days past due.

	For the Years Ended December 31,
	2011		2010		2009
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(Dollars in Thousands)
Troubled Debt Restructurings That Subsequently Defaulted
Commercial & Industrial	—	$—	—	$—	—	$—
Commercial Real Estate	—	—	1	263	—	—
Small Business	5	75	—	—	—	—
Residential Real Estate	—	—	2	500	—	—
Consumer — Home Equity	—	—	—	—	—	—
Consumer — Other	1	22	2	18	1	42

SUBTOTAL	6	$97	5	$781	1	$42

All TDR loans are considered impaired and therefore are subject to a specific review for impairment. The impairment analysis appropriately discounts the present value of the anticipated cash flows by the loan’s contractual rate of interest in effect prior to the loan’s modification. The amount of impairment, if any, is recorded as a specific loss allocation to each individual loan in the allowance for loan losses. Commercial loans (commercial and industrial, commercial construction, commercial real estate and small business loans) and residential loans that have been classified as TDRs and which subsequently default are reviewed to determine if the loan should be deemed collateral dependent. In such an instance, any shortfall between the value of the collateral and the book value of the loan is determined by measuring the recorded investment in the loan against the fair value of the collateral less costs to sell. The Bank charges off the amount of any confirmed loan loss in the period when the loans, or portion of loans, are deemed uncollectible. Smaller balance consumer TDR loans are reviewed to determine when a charge-off is appropriate.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below sets forth information regarding the Company’s impaired loans as of the dates indicated:

As of and for the Years Ended December 31,
2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in Thousands)
With no Related Allowance Recorded:
Commercial & Industrial	$3,380	$4,365	$—	$4,672	$300
Commercial Real Estate	19,433	20,010	—	19,760	1,365
Commercial Construction	843	843	—	839	59
Small Business	1,131	1,193	—	1,199	84
Residential Real Estate	—	—	—	—	—
Consumer — Home Equity	22	22	—	22	1
Consumer — Other	31	32	—	35	3

Subtotal	24,840	26,465	—	26,527	1,812
With an Allowance Recorded:
Commercial & Industrial	$2,228	$2,280	$562	$2,244	$99
Commercial Real Estate	18,043	19,344	457	19,951	1,173
Commercial Construction	—	—	—	—	—
Small Business	1,195	1,218	148	1,292	73
Residential Real Estate	12,984	13,651	1,245	13,059	512
Consumer — Home Equity	304	349	31	316	19
Consumer — Other	2,107	2,125	239	1,928	73

Subtotal	36,861	38,967	2,682	38,790	1,949

Total	$61,701	$65,432	$2,682	$65,317	$3,761

2010	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in Thousands)
With no Related Allowance Recorded:
Commercial & Industrial	$2,451	$2,917	$—	$2,539	$171
Commercial Real Estate	19,538	20,280	—	20,223	1,394
Commercial Construction	230	230	—	248	13
Small Business	1,541	1,656	—	1,689	122
Residential Real Estate	205	205	—	205	10
Consumer — Home Equity	—	—	—	—	—
Consumer — Other	10	10	—	7	—

Subtotal	23,975	25,298	—	24,911	1,710
With an Allowance Recorded:
Commercial & Industrial	$1,372	$1,373	$511	$1,384	$94
Commercial Real Estate	7,127	7,379	411	7,346	438
Commercial Construction	1,769	1,769	151	1,762	76
Small Business	953	954	221	956	63
Residential Real Estate	9,758	10,146	991	9,836	396
Consumer — Home Equity	428	435	17	432	21
Consumer — Other	2,004	2,035	245	1,364	58

Subtotal	23,411	24,091	2,547	23,080	1,146

Total	$47,386	$49,389	$2,547	$47,991	$2,856

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2009	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in Thousands)
With no Related Allowance Recorded:
Commercial & Industrial	$2,927	$3,086	$—	$3,382	$216
Commercial Real Estate	13,058	13,228	—	13,126	936
Commercial Construction	9,261	10,626	—	9,899	611
Small Business	629	716	—	712	30
Residential Real Estate	3,376	3,376	—	3,298	172
Consumer — Home Equity	122	122	—	124	5
Consumer — Other	—	—	—	—	—

Subtotal	29,373	31,154	—	30,541	1,970
With an Allowance Recorded:
Commercial & Industrial	$1,676	$1,676	$403	$1,119	$134
Commercial Real Estate	4,447	4,458	257	4,550	175
Commercial Construction	—	—	—	—	—
Small Business	853	914	346	749	36
Residential Real Estate	5,009	5,009	584	4,131	246
Consumer — Home Equity	48	48	7	48	3
Consumer — Other	1,323	1,338	175	1,049	50

Subtotal	13,356	13,443	1,772	11,646	644

Total	$42,729	$44,597	$1,772	$42,187	$2,614

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

	2011	2010
	(Dollars in Thousands)
Net Principal Balance of Loans Outstanding as of January 1,	$29,986	$31,503
Loan Advances	68,512	50,197
Loan Payments/Payoffs	(57,314)	(51,714)

Net Principal Balance of Loans Outstanding as of December 31,	$41,184	$29,986

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5)    BANK PREMISES AND EQUIPMENT

Bank premises and equipment at December 31, were as follows:

	2011	2010	Estimated Useful Life
	(Dollars In Thousands)		(In Years)
Cost:
Land	$11,523	$11,873	N/A
Bank Premises	21,438	21,698	5-39
Leasehold Improvements	18,744	16,650	1-15
Furniture and Equipment	38,857	44,914	2-10

Total Cost	90,562	95,135

Accumulated Depreciation	(42,310)	(49,423)

Net Bank Premises and Equipment	$48,252	$45,712

Depreciation expense related to bank premises and equipment was $4.9 million in 2011, $5.2 million in 2010, and $4.6 million in 2009, which is included in occupancy and equipment expense and other noninterest expense.

(6)    GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

The following table sets forth the carrying value of goodwill and other intangible assets, net of accumulated amortization, at December 31:

	2011	2010
	(Dollars in Thousands)
Balances not subject to amortization:
Goodwill(1)	$130,074	$129,617
Balances subject to amortization:
Core Deposit Intangibles	9,660	11,275
Other identifiable Intangible Assets	988	1,064

Total Other Intangible Assets	10,648	12,339

TOTAL GOODWILL AND OTHER INTANGIBLE ASSETS	$140,722	$141,956

(1)	Approximately $39.5 million is expected to be deductible for tax purposes.

The changes in the carrying value of goodwill for the periods indicated were as follows:

	2011	2010	2009
	(Dollars in Thousands)
Balance at Beginning of Year	$129,617	$129,348	$116,437
Ben Franklin Acquisition	—	—	12,193
Earn out Payments from Prior Acquisitions	457	269	718

Balance at End of Year	$130,074	$129,617	$129,348

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The gross carrying amount and accumulated amortization of other intangible assets were as follows at the periods indicated:

	2011			2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core Deposits	$17,638	$(7,978)	$9,660	$17,638	$(6,363)	$11,275
Other Intangible Assets(1)	1,330	(342)	988	1,980	(916)	1,064

TOTAL	$18,968	$(8,320)	$10,648	$19,618	$(7,279)	$12,339

(1)	In 2010 intangible assets of $650,000 were fully amortized and removed from the total other intangible assets in 2011.

Amortization of intangible assets for 2011, 2010, and 2009 was $1.7 million, $2.0 million, and $2.5 million, respectively.

The following table sets forth the estimated annual amortization expense of intangible assets for each of the next five years:

Year	Amount
(Dollars in Thousands)
2012	$1,605
2013	$1,607
2014	$1,596
2015	$1,586
2016	$1,582

The weighted average amortization period for intangible assets is 10.3 years.

(7)    DEPOSITS

The following is a summary of the scheduled maturities of time deposits as of December 31:

	2011		2010
	(Dollars In Thousands)
1 year or less	$476,318	75.59%	$587,780	84.79%
Over 1 year to 2 years	69,523	11.03%	62,389	9.00%
Over 2 years to 3 years	33,475	5.31%	32,545	4.70%
Over 3 years to 4 years	11,160	1.77%	10,046	1.45%
Over 4 years to 5 years	39,634	6.29%	416	0.06%
Over 5 years	52	0.01%	—	0.00%

Total	$630,162	100.00%	$693,176	100.00%

The amount of overdraft deposits that were reclassified to the loan category at December 31, 2011 and 2010 was $1.2 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(8)    BORROWINGS

The Company’s borrowings consist of both short-term and long-term borrowings and provide the Bank with one of its primary sources of funding. The borrowings also serve the Bank by providing a contingent source of liquidity. As of December 31, 2011 and 2010, the Bank had $2.6 billion and $2.4 billion, respectively, of assets pledged as collateral against borrowings. These assets are primarily pledged to the FHLB of Boston and the Federal Reserve Bank of Boston.

The Company’s short-term borrowings consisted of the following as of the periods indicated:

	As of December 31,
	2011	2010
	(Dollars in Thousands)
FHLB Borrowings	$190,091	$195,003
Customer Repurchase Agreements	166,128	118,119
Treasury Tax & Loan	—	3,044

Total Short-Term Borrowings	$356,219	$316,166

The interest expense on short-term borrowings was $2.3 million and $5.0 million as of December 31, 2011 and 2010, respectively.

The table below sets forth additional information on short-term borrowings as of and for the periods indicated:

	2011		2010		2009
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
	(Dollars in Thousands)
Balance outstanding at end of year	$356,219	0.58%	$316,163	0.84%	$352,604	1.17%
Average daily balance outstanding	357,168	0.66%	341,447	1.54%	329,712	0.83%
Maximum balance outstanding at any month end	392,323	N/A	361,060	N/A	352,604	N/A

The Company’s long-term borrowings consisted of the following as of the periods indicated:

	As of December 31,
	2011	2010
	(Dollars in Thousands)
Federal Home Loan Bank Borrowings	$39,610	$107,411
Federal Funds Purchased and Assets Sold
Under Repurchase Agreements(1)	50,000	50,000
Junior Subordinated Debentures
Capital Trust V(2)	51,547	51,547
Slades Ferry Trust I(3)	10,310	10,310
Subordinated Debentures(4)	30,000	30,000

Total Long-Term Borrowings	$181,467	$249,268

(1)	At December 31, 2011 there were no federal funds purchased and the assets sold under repurchase agreements were at a fixed rate of 2.29%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	The Capital Trust V Trust Preferred Securities were issued in connection with the issuance of variable rate (LIBOR plus 1.48%) capital securities due in 2037, which is callable in March 2012. The interest rate has been locked at a fixed rate of 6.52%, until December 28, 2016, through the use of an interest rate swap. The Company unconditionally guarantees all obligations under these trust preferred securities.

(3)	The Slades Ferry Trust I Preferred Securities were issued in connection with the issuance of variable rate (LIBOR plus 2.79%) capital securities due in 2034, which is callable quarterly until maturity. The Company unconditionally guarantees all obligations under these trust preferred securities.

(4)	The subordinated debentures were issued to USB Capital Resources, Inc., a wholly-owned subsidiary of U.S. Bank National Association. The subordinated debt matures on August 27, 2018, however with regulatory approval, the Bank may redeem the subordinated debt without penalty at any time on or after August 27, 2013. The interest rate is fixed at 7.02% until August 27, 2013, at which point if not redeemed, the subordinated debentures will have a floating interest rate determined at the option of the Bank, at either the then current LIBOR plus 3.00%; or the U.S. Bank base rate plus 1.25%.

The interest expense on long-term borrowings was $13.0 million and $13.5 million as of December 31, 2011 and 2010, respectively.

The following table sets forth information relating to the Company’s FHLB borrowings as of the periods indicated:

	As of and For the Years Ended December 31,
	2011			2010
	Weighted Average Interest Rate	Amount Outstanding	Amount Callable	Weighted Average Interest Rate	Amount Outstanding	Amount Callable
		(Dollars in Thousands)
Due in one year or less	0.84%	$190,091	$30,000	1.14%	$195,003	$20,000
Due in greater than one year to five years	4.82%	8,507	8,000	3.43%	76,976	66,000
Due in greater than five years	3.94%	31,103	30,000	3.99%	30,435	30,000

Total	1.41%	$229,701	$68,000	2.01%	$302,414	$116,000

The Company has entered into interest rate swaps to manage the interest rate risk of these borrowing, and has effectively hedged $190.0 million of the FHLB advances to fixed interest rates. These swaps carry a weighted average interest rate of 2.50% and have various maturity dates ranging from December 2013 through March 2019.

Additionally, the Company’s FHLB borrowings are collateralized by a blanket pledge agreement on the Bank’s FHLB stock, certain qualified investment securities, deposits at the Federal Home Loan Bank, residential mortgages held in the Bank’s portfolio, and certain commercial real estate loans. The Bank’s unused remaining available borrowing capacity at the Federal Home Loan Bank was approximately $526.6 million and $370.4 million at December 31, 2011 and 2010, respectively, inclusive of a $5.0 million line of credit with the FHLB. Also, as of December 31, 2011 and 2010 the Bank had an available borrowing capacity at the Federal Reserve Bank of Boston of $618.8 million and $630.8 million, respectively. At December 31, 2011 and 2010, the Bank had no outstanding borrowings with the Federal Reserve Bank of Boston.

The Bank has entered into repurchase agreements with both major brokerage firms (wholesale) and certain customers (retail). Both wholesale and retail repurchase agreements are collateralized by securities issued or guaranteed by government sponsored enterprises, however they are subject to different safekeeping provisions. All related securities, regardless of safekeeping arrangements, are included in the Company’s security portfolio.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth information relating to the Company’s repurchase agreements as of the periods indicated:

	As of December 31,
	2011		2010
	Amount	Investments Pledged	Amount	Investments Pledged
	(Dollars in Thousands)
Repurchase Agreements with Brokers	$50,000	$51,574	$50,000	$58,953
Customer Repurchase Agreements	166,128	166,323	118,119	141,376

Total	$216,128	$217,897	$168,119	$200,329

The following table sets forth the maturities of the borrowings over the next 5 years:

Years	Amounts Maturing
(Dollars in Thousands)
2012	$356,219
2013	$27
2014	$5,206
2015	$53,247
2016	$27

(9)    EARNINGS PER SHARE

Earnings per share consisted of the following components for the years ended December 31:

	2011	2010	2009
	(Dollars In Thousands)
Net Income	$45,436	$40,240	$22,989
Less: Preferred Stock Dividends	—	—	5,698

Net Income Available to Common Shareholders	$45,436	$40,240	$17,291

	Weighted Average Shares
	(Shares in Thousands)
Basic Shares(1)	21,423	21,178	19,643
Effect of dilutive securities	29	26	30

Diluted Shares	21,452	21,204	19,673

Net Income Available to Common Shareholders per Share
Basic EPS	$2.12	$1.90	$0.88
Effect of dilutive securities	—	—	—

Diluted EPS	$2.12	$1.90	$0.88

(1)	Unvested participating restricted stock awards were not considered outstanding in the computation of basic earnings per share due to the immaterial balance for the year ended December 31, 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table illustrates the options to purchase common stock that were excluded from the calculation of diluted earnings per share because they were anti-dilutive:

	As of December 31,
	2011	2010	2009
Stock Options	824,225	790,140	1,024,831

(10)    STOCK-BASED COMPENSATION

The Company has the following stock-based plans, all of which have been approved by the Company’s Board of Directors and shareholders:

•	1996 Nonemployee Directors’ Stock Option Plan (“1996 Plan”)

•	1997 Employee Stock Option Plan (“1997 Plan”)

•	2005 Amended and Restated Employee Stock Plan (“2005 Plan”)

•	2006 Nonemployee Director Stock Plan (“2006 Plan”)

•	2010 Nonemployee Director Stock Plan (“2010 Plan”)

In addition, in connection with the Ben Franklin acquisition in 2009, the Company agreed to convert, for a two-year period, the options granted to certain Ben Franklin employees prior to the acquisition to acquire Ben Franklin stock into options to acquire the Company’s stock (“BFBC Plan”).

The following table presents the amount of cumulatively granted stock options and restricted stock awards, net of forfeitures, through December 31, 2011:

	Authorized Stock Option Awards	Authorized Restricted Stock Awards	Total	Cumulative Granted, Net of Forfeitures		Total	Authorized but Unissued

				Stock Option Awards	Restricted Stock Awards

1996 Plan	300,000	N/A	300,000	199,000	N/A	199,000	(4)
1997 Plan	1,100,000	N/A	1,100,000	1,013,671	N/A	1,013,671	(4)
2005 Plan	(1)	(1)	1,650,000	513,800	285,222	799,022	850,978
2006 Plan	(2)	(2)	35,400	15,000	20,400	35,400	(4)
2010 Plan	(3)	(3)	314,600	22,000	26,600	48,600	266,000
BFBC Plan	210,286	N/A	210,286	164,003	N/A	164,003	(4)

(1)	The Company may award up to a total of 1,650,000 shares as stock options or restricted stock awards.

(2)	The Company may award up to a total of 50,000 shares as stock options or restricted stock awards. During 2010, the remaining 14,600 shares were transferred and available for issue under the 2010 Plan.

(3)	The Company may award up to a total of 314,600 shares as stock options or restricted stock awards, inclusive of 14,600 shares which were transferred from the 2006 Plan.

(4)	There are no shares available for grant under the 1996 Plan, 1997 Plan or BFBC Plan due to their expirations. The 1996 Plan and 1997 Plan have outstanding stock options exercisable despite the Plan expiration. The 2006 Plan has outstanding stock options exercisable despite the transfer of remaining authorized shares to the 2010 Plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company issues shares for stock option exercises and restricted stock awards from its pool of authorized but unissued shares. Under all of the Company’s stock-based plans the option exercise price is derived from trading value on the date of grant. Stock option awards granted to date under all plans expire through 2021.

The following table presents the pre-tax expense associated with stock option and restricted stock awards and the related tax benefits recognized for the years presented:

	For the Years Ended December 31,
	2011	2010	2009
	(Dollars in Thousands)
Stock-based compensation expense
Stock options	$662	$436	$395
Restricted stock awards(1)	1,502	1,018	298
Directors’ fee expense
Stock options	65	63	10
Restricted stock awards	254	149	71

TOTAL STOCK-BASED AWARD EXPENSE	$2,483	$1,666	$774

Related tax benefits recognized in earnings	$1,014	$681	$316

(1)	Inclusive of compensation expense associated with time-vested and performance-based restricted stock awards.

Amounts recognized related to awards issued to directors are recognized as directors’ fees within other noninterest expense.

The Company has standard form agreements used for stock option and restricted stock awards. The standard form agreements used for the Chief Executive Officer and all other Executive Officers have previously been disclosed in Securities Exchange Commission filings and generally provide that: (1) any unvested options or unvested restricted stock vest upon a Change of Control; and, that (2) any stock options which vest pursuant to a Change of Control which is an event described in Section 280G of the Internal Revenue Code of 1986 will be cashed out at the difference between the acquisition price and the exercise price of the stock option.

Stock Options

The following table provides vesting period and contractual term information for stock option awards:

Date of Grant	Plan	Vesting Period From Date of Grant	Contractual Term
Prior to 12/15/2005	1997 and 1996	6 to 24 months	10 years
On 12/15/2005	1997 and 2005	Immediate	7 years
During 2006:	2005	28 months	7 years
	2006	21 months	7 years
During 2007:	2005	5 years	10 years
During 2008:	2005	5 years	10 years
During 2009:	2005	5 years	10 years
	2006	22 months	7 years
	BFBC	Immediate	2 years
During 2010:	2010	20 months	10 years
During 2011:	2005	3 years	10 years
	2010	20 months	10 years

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

•

The stock-based compensation expense recognized in earnings should be based on the amount of awards ultimately expected to vest, therefore a forfeiture assumption is estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation expense recognized in 2011, 2010, and 2009 has been reduced for annualized estimated forfeitures of 5%, based on historical experience.

During the years ended December 31, 2011, 2010, and 2009 the Company has made the following awards of nonqualified options to purchase shares of common stock:

	For the Years Ended December 31,
	2011			2010	2009
Date of Grant	2/10/2011	2/17/2011	5/24/2011	5/25/2010	3/2/2009	4/10/2009	4/20/2009
Plan	2005	2005	2010	2010	2006	BFBC (2)	2005
Shares granted	40,000	54,000	7,000	15,000	5,000	202,716	5,000
Vesting period(1)	3 years	3 years	20 months	3 years	5 years	Immediate	5 years
Expiration date	2/10/2021	2/17/2021	5/24/2021	5/25/2020	3/2/2019	4/10/2011	4/20/2019
Expected volatility	32%	32%	33%	39%	33%	34%	38%
Expected life (Years)	5.5	5	5	5	5	2	5
Expected dividend yield	2.90%	2.89%	2.87%	3.18%	2.78%	2.96%	2.99%
Risk free interest rate	2.57%	2.27%	1.81%	2.01%	1.82%	0.95%	1.80%
Fair value	$6.81	$6.39	$6.72	$6.31	$3.32	$1.51 - $2.06	$5.25

(1)	Vesting periods begin on the grant date unless otherwise noted.

(2)	The BFBC Plan grants were associated with a 2 year extension of previously issued grants by Ben Franklin which were accelerated and converted to options to purchase Independent Bank Corp. stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents relevant information relating to the Company’s stock options for the periods indicated:

	For the Years Ended December 31,
	2011	2010	2009
	(Dollars in Thousands)
Fair value of stock options vested based on grant date fair value	$506	$460	$2,785
Intrinsic value of stock options exercised/forfeited	943	406	213
Cash received from stock option exercises	4,127	743	307
Tax benefit realized on stock option exercises	735	91	48
Weighted average grant date fair value of options granted (per share)	6.58	6.31	4.28

No cash was paid by the Company to settle equity instruments granted under stock-based compensation arrangements during the years ended December 31, 2011, 2010, and 2009.

A summary of the status of the Company’s Stock Option Grants for the year ended December 31, 2011 is presented in the table below:

	Outstanding					Nonvested
	Stock Option Awards		Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value(1)	Stock Option Awards		Weighted Average Grant Date Fair Value
	(Dollars in Thousands, Except per Share Data)
Balance at January 1, 2011	1,119,760		$27.85			172,285		$6.57
Granted	101,000		27.58			101,000		6.58
Exercised	(195,256)		22.24			n/a		n/a
Vested/Released	n/a		n/a			(69,965)		7.23
Forfeited	(100)		33.00			—		—
Expired	(49,338)		23.26			—		—

Balance at December 31, 2011	976,066	(2)	$29.18	3.89	$656	203,320	(5)	$6.64

Options outstanding and expected to vest at December 31, 2011	968,037	(3)	$29.19	3.86	$654

Options exercisable at December 31, 2011	772,846	(4)	$29.45	2.93	$594

Unrecognized compensation cost, including forfeiture estimate									$775
Weighted average remaining recognition period (years)									1.6

(1)	The aggregate intrinsic value in the preceding tables represents the total pre-tax intrinsic value, based on the average of the high price and low price at which the Company’s common stock traded on December 30, 2011 of $27.65 which would have been received by the option holders had they all exercised their options as of that date.

(2)	Inclusiveof 68,000 stock options outstanding to Directors.

(3)	Inclusiveof 67,864 stock options outstanding and expected to vest to Directors.

(4)	Inclusiveof 58,340 vested stock options outstanding to Directors

(5)	Inclusiveof 9,660 nonvested stock options outstanding to Directors

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock

The Company grants both time-vested restricted stock awards as well as performance-based restricted stock awards. During the years ended December 31, 2011, 2010, and 2009 the Company has made the following restricted stock award grants:

Date	Shares Granted	Plan	Fair Value(1)	Vesting Period
Time-vested
2011
2/10/2011	27,750	2005	$27.58	Ratably over 5 years from grant date
2/17/2011	33,000	2005	$27.43	Ratably over 5 years from grant date
5/3/2011	3,000	2005	$29.00	Ratably over 5 years from grant date
5/24/2011	9,800	2010	$28.88	At the end of 5 years from grant date(2)
2010
2/11/2010	37,000	2005	$23.39	Ratably over 3 years from grant date
2/25/2010	54,500	2005	$25.12	Ratably over 3 years from grant date
5/25/2010	16,800	2010	$23.07	At the end of 3 years from grant date(2)
2009
5/21/2009	93,000	2005	$19.48	Ratably over 3 years from grant date
5/27/2009	5,600	2006	$20.08	At the end of 5 years from grant date(2)
Performance-based
2011
8/8/2011	3,637	2005	$23.81	On December 31, 2014

(1)	The fair value of the restricted stock awards are based upon the average of the high and low price at which the Company’s common stock traded on the date of grant. The holders of time-vested restricted stock awards participate fully in the rewards of stock ownership of the Company, including voting and dividend rights. The holders of performance-based restricted stock awards do not participate in the rewards of stock ownership of the Company until vested. The holders of all restricted stock awards are not required to pay any consideration to the Company for the awards.

(2)	These restricted stock grants will vest at the end of a three or five year period, or earlier if the director ceases to be a director for any reason other than cause, such as, for example, by retirement. If a non-employee director is removed from the Board for cause, the Company has ninety (90) days within which to exercise a right to repurchase any unvested portion of any restricted stock award from the non-employee director for the aggregate price of one dollar ($1.00).

The following table presents the fair value of restricted stock awards vesting during the periods presented:

	For the Years Ended December 31,
	2011	2010	2009
	(Dollars in Thousands)
Fair value of restricted stock awards upon vest	$1,599	$623	$37

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the status of the Company’s Restricted Stock Award Grants for the year ended December 31, 2011 is presented in the table below:

	Outstanding
	Restricted Stock Awards		Weighted Average Grant Price ($)
	(Dollars in Thousands, Except Per Share Data)
Balance at January 1, 2011	219,900		$22.05
Granted	77,187		27.55
Vested/Released	(57,910)		22.56
Forfeited	—		—
Expired	—		—

Balance at December 31, 2011	239,177	(1)	$23.70

Unrecognized compensation cost (inclusive of directors’ fees), including forfeiture estimate				$3,801
Weighted average remaining recognition period (years)				2.7

(1)	Inclusive of 40,600 restricted stock awards outstanding to Directors.

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

On April 22, 2009 the Company retired all 78,158 shares of its Preferred Stock, related to the CPP. Additionally, the Company paid to the Treasury accrued dividends of approximately $727,000. In connection with the retirement of the preferred stock, the Company recorded imputed dividends of $4.4 million. The preferred stock dividend reduces net income available to common shareholders, which is used in calculating earnings per share. The Company also repurchased common stock warrants issued to the Treasury for $2.2 million, the cost of which has been reflected as a reduction in additional paid in capital.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table reflects the Company’s derivative positions for the periods indicated below for interest rate swaps which qualify as hedges for accounting purposes:

As of December 31, 2011
Notional Amount	Trade Date	Effective Date	Maturity Date	Receive (Variable) Index	Current Rate Received	Pay Fixed Swap Rate	Fair Value at December 31, 2011
(Dollars in Thousands)
$25,000	16-Feb-06	28-Dec-06	28-Dec-16	3 Month LIBOR	0.55%	5.04%	$(4,745)
25,000	16-Feb-06	28-Dec-06	28-Dec-16	3 Month LIBOR	0.55%	5.04%	(4,745)
25,000	8-Dec-08	10-Dec-08	10-Dec-13	3 Month LIBOR	0.54%	2.65%	(941)
25,000	9-Dec-08	10-Dec-08	10-Dec-13	3 Month LIBOR	0.54%	2.59%	(913)
25,000	9-Dec-08	10-Dec-08	10-Dec-18	3 Month LIBOR	0.54%	2.94%	(2,349)
50,000	17-Nov-09	20-Dec-10	20-Dec-14	3 Month LIBOR	0.56%	3.04%	(3,316)
25,000	5-May-11	10-Jun-11	10-Jun-15	3 Month LIBOR	0.54%	1.71%	(704)
40,000	18-Aug-11	2-Apr-12	10-Mar-19	3 Month LIBOR	TBD	1.89%	(550	)(1)

$240,000							$(18,263)

As of December 31, 2010
Notional Amount	Trade Date	Effective Date	Maturity Date	Receive (Variable) Index	Current Rate Received	Pay Fixed Swap Rate	Fair Value at December 31, 2010
(Dollars in Thousands)
$25,000	16-Feb-06	28-Dec-06	28-Dec-16	3 Month LIBOR	0.30%	5.04%	$(3,713)
25,000	16-Feb-06	28-Dec-06	28-Dec-16	3 Month LIBOR	0.30%	5.04%	(3,682)
25,000	8-Dec-08	10-Dec-08	10-Dec-13	3 Month LIBOR	0.30%	2.65%	(1,044)
25,000	9-Dec-08	10-Dec-08	10-Dec-13	3 Month LIBOR	0.30%	2.59%	(1,002)
25,000	9-Dec-08	10-Dec-08	10-Dec-18	3 Month LIBOR	0.30%	2.94%	(109)
50,000	17-Nov-09	20-Dec-10	20-Dec-14	3 Month LIBOR	0.30%	3.04%	(2,656)

$175,000							$(12,206)

(1)	In August 2011, the Company entered into a forward starting swap with a notional amount of $40.0 million, with the intention of hedging $40.0 million of a future FHLB advance to be originated in April 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For derivative instruments that are designated and qualify as hedging instruments, the effective portion of the gains or losses is reported as a component of OCI, and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The Company expects approximately $5.3 million (pre-tax), to be reclassified to interest expense from OCI, related to the Company’s cash flow hedges in the next twelve months. This reclassification is due to anticipated payments that will be made and/or received on the swaps based upon the forward curve as of December 31, 2011.

During the first quarter of 2010, one of the Company’s $25.0 million interest rate swaps failed to qualify for hedge accounting. The Company ceased hedge accounting on January 6, 2010, which was the last date the interest rate swap qualified for hedge accounting. As a result, the Company recognized a loss of $238,000 directly in earnings as part of noninterest expense and reclassified $107,000 from interest expense to noninterest expense within the first quarter of 2010. Additionally, a gain of $191,000 which was previously deferred in OCI was immediately recognized in income during the first quarter, based on the Company’s anticipation of the hedged forecasted transaction no longer being probable to occur. The Company terminated the swap in June 2010 as a result of management’s decision to pay down the underlying borrowing and recognized $792,000 in earnings through the date of termination.

The table below presents the net amortization income recognized as an offset to interest expense related to previously terminated swaps for the periods indicated:

	For the Years Ended December 31,
	2011	2010	2009
	(Dollars in Thousands)
Net Amortization Income (Expense)	$244	$222	$(496)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reflects the Company’s customer related derivative positions for the periods indicated below for those derivatives not designated as hedging:

	Number of Positions	Notional Amount Maturing
		2011	2012	2013	2014	Thereafter	Total	Fair Value
		(Dollars in Thousands)
As of December 31, 2011
Loan Level Swaps
Receive fixed, pay variable	101	$—	—	19,197	80,234	283,991	$383,422	$24,478
Pay fixed, receive variable	101	$—	—	19,197	80,234	283,991	$383,422	$(24,535)
Foreign Exchange Contracts
Buys foreign exchange, sells US currency	15	$—	21,657	—	—	—	$21,657	$(1,081)
Buys US currency, sells foreign exchange	15	$—	21,657	—	—	—	$21,657	$1,098
As of December 31, 2010
Loan Level Swaps
Receive fixed, pay variable	72	$—	—	21,624	83,051	202,275	$306,950	$7,673
Pay fixed, receive variable	72	$—	—	21,624	83,051	202,275	$306,950	$(7,835)
Foreign Exchange Contracts
Buys foreign exchange, sells US currency	18	$41,706	—	—	—	—	$41,706	$1,301
Buys US currency, sells foreign exchange	18	$41,706	—	—	—	—	$41,706	$(1,286)

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet at the periods indicated:

	Fair Values of Derivative Instruments
	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Fair Value at December 31, 2011	Fair Value at December 31, 2010	Balance Sheet Location	Fair Value at December 31, 2011	Fair Value at December 31, 2010
	(Dollars In Thousands)			(Dollars In Thousands)
Derivatives designated as hedges:
Interest rate swaps	Other Assets	$—	$—	Other Liabilities	$18,263	$12,206

Derivatives not designated as hedges:
Customer Related Positions:
Loan level swaps	Other Assets	$24,478	$9,813	Other Liabilities	$24,535	$9,975
Foreign exchange contracts	Other Assets	1,098	1,655	Other Liabilities	1,081	1,640

TOTAL		$25,576	$11,468		$25,616	$11,615

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below presents the effect of the Company’s derivative financial instruments included in OCI and current earnings for the periods indicated:

	For the Years Ended December 31,
	2011	2010	2009
	(Dollars in Thousands)
Derivatives designated as hedges:
Gain/(Loss) in OCI on Derivative (Effective Portion),
Net of Tax	$(7,021)	$(7,894)	$6,995

Gain/(Loss) Reclassified from OCI into Income (Effective Portion)
Interest Expense	$(5,472)	$(3,829)	$(1,714)
Other Income	—	—	937

TOTAL	$(5,472)	$(3,829)	$(777)

Loss Recognized in Income on Derivative (Ineffective Portion & Amount Excluded from Effectiveness Testing)
Interest Expense	$—	$—	$(61)
Other Expense	—	(154)	—

TOTAL	$—	$(154)	$(61)

Derivatives not designated as hedges:
Changes in Fair Value of Customer Related Positions
Other Income	$164	$56	$302
Other Expense	(56)	(341)	(128)

TOTAL	$108	$(285)	$174

Derivative contracts involve the risk of dealing with derivative counterparties and their ability to meet contractual terms. Institutional counterparties must have an investment grade credit rating and be approved by the Company’s Board of Directors. The Company’s credit exposure on interest rate swaps is limited to the net positive fair value and accrued interest of all swaps with each counterparty. The Company has agreements with certain of its derivative counterparties that contain a provision where if the Company fails to maintain its status as a well capitalized institution, then the Company could be required to terminate any outstanding derivatives with the counterparty. The Company had no exposure relating to interest rate swaps with institutional counterparties at December 31, 2011 or 2010, as all such swaps were in a liability position. The Company’s exposure relating to customer related positions was approximately $25.1 million and $8.1 million at December 31, 2011 and 2010, respectively. Credit exposure may be reduced by the amount of collateral pledged by the counterparty.

The Company currently holds derivative instruments that contain credit-risk related contingent features that are in a net liability position, which require the Company to assign collateral. The table below presents information relating to credit-risk contingent instruments as of the dates indicated:

	As of December 31,
	2011	2010
	(Dollars in Thousands)
Notional Amount	$623.4	$482.0
Aggregate Fair Value	$42.8	$20.0
Collateral Assigned	$47.6	$30.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Collateral legally required to be maintained at dealer banks by the Company is monitored and adjusted as necessary. Per a review completed by management of these instruments at December 31, 2011 it was determined that no additional collateral would have to be posted to immediately settle these instruments.

The Company does not offset fair value amounts recognized for derivative instruments. The Company does net the amount recognized for the right to reclaim cash collateral against the obligation to return cash collateral arising from derivative instruments executed with the same counterparty under a master netting arrangement.

Mortgage Derivatives

Forward sale contracts of residential mortgage loans, considered derivative instruments for accounting purposes, are utilized by the Company in its efforts to manage risk of loss associated with its mortgage loan commitments and mortgage loans intended for sale. Prior to closing and funding certain one-to-four family residential mortgage loans, an interest rate lock commitment is generally extended to the borrower. During the period from commitment date to closing date, the Company is subject to the risk that market rates of interest may change. If market rates rise, investors generally will pay less to purchase such loans resulting in a reduction in the gain on sale of the loans or, possibly, a loss. In an effort to mitigate such risk, forward delivery sales commitments are executed, under which the Company agrees to deliver whole mortgage loans to various investors. The interest rate lock commitments and forward sales commitments are recorded at fair value, with changes in fair value recorded in current period earnings. Effective July 1, 2010, pursuant to FASB ASC Topic No. 825, “Financial Instruments,” the Company elected to carry newly originated closed loans held for sale at fair value. As such, the change in fair value of loans held for sale is recorded in current period earnings.

The table below summarizes the fair value of residential mortgage loans commitments, forward sales agreements, and loans held for sale at the periods indicated:

	As of December 31,
	2011	2010
	(Dollars in Thousands)
Interest Rate Lock Commitments	$265	$(459)
Forward Sales Agreements	$(528)	$1,052
Loans Held for Sale Fair Value Adjustment	$263	$(593)

The table below summarizes the changes in the fair value of residential mortgage loans commitments, forward sales agreements, and loans held for sale for the periods indicated:

	For the Years Ended December 31,
	2011	2010	2009
	(Dollars in Thousands)
Interest Rate Lock Commitments	$724	$64	$(861)
Forward Sales Agreements	(1,580)	285	738
Loans Held for Sale Fair Value Adjustment	856	(593)	—

TOTAL CHANGE IN FAIR VALUE	$—	$(244)	$(123)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(13)    INCOME TAXES

The provision for income taxes is comprised of the following components:

	For the Years Ended December 31,
	2011	2010	2009
	(Dollars In Thousands)
Current Expense
Federal	$11,830	$10,453	$6,422
State	5,227	4,268	2,606

Total Current Expense	17,057	14,721	9,028

Deferred Expense (Benefit)
Federal	548	(2,223)	(1,430)
State	(457)	(271)	(851)

Total Deferred Expense (Benefit)	91	(2,494)	(2,281)

TOTAL EXPENSE	$17,148	$12,227	$6,747

The difference between the statutory federal income tax rate of 35% and the effective federal income tax rate is as follows:

	For the Years Ended December 31,
	2011	2010	2009
	(Dollars In Thousands)
Computed statutory federal income tax provision	$21,904	$18,364	$10,408
State taxes, net of federal tax benefit	3,101	2,598	1,141
Nontaxable interest, net	(661)	(564)	(646)
Tax credits	(6,238)	(6,932)	(4,550)
Increase in cash surrender value of life insurance	(1,109)	(1,117)	(981)
Merger and other related costs	—	—	1,627
Other, net	151	(122)	(252)

TOTAL EXPENSE	$17,148	$12,227	$6,747

The effective tax rate for years ended December 31, 2011, 2010, and 2009 was 27.40%, 23.30%, and 22.69%, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax-effected components of the net deferred tax asset at December 31 were as follows:

	2011	2010
	(Dollars In Thousands)
Deferred Tax Assets
Allowance for loan losses	$19,845	$19,040
Other-than-temporary impairment on securities	4,403	4,304
Accrued expenses not deducted for tax purposes	6,181	5,359
Deferred gain on sale leaseback transaction	3,968	4,394
Derivatives fair value adjustment	6,767	4,282
Employee and director equity compensation	2,159	2,008
Amounts not yet recognized as a component of net periodic post retirement cost	870	777
Federal Home Loan Bank Borrowings fair value adjustment	318	534
Limited partnerships	50	47
New markets tax credit carry forward	—	327
Other	1,246	1,421

TOTAL	$45,807	$42,493

Deferred Tax Liabilities
Goodwill	$11,499	$10,238
Net unrealized gain on securities available for sale	3,762	4,232
Core deposit and other intangibles	3,499	4,143
Fixed assets	6,269	5,037
Loan basis difference fair value adjustment	1,326	1,826
Deferred loan fees, net	2,369	2,383
Mortgage servicing asset	429	633
Mark to market adjustment	60	490
Prepaid expenses	453	328

TOTAL	$29,666	$29,310

TOTAL NET DEFERRED TAX ASSET	$16,141	$13,183

The Company has determined that a valuation allowance is not required for any of its deferred tax assets since it is more likely than not that these assets will be realized principally through the utilization of carry-back provisions to taxable income on prior years and future reversals of existing taxable temporary differences and by offsetting other future taxable income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Uncertainty in Income Taxes

The Company accounts for uncertainties in income taxes by providing a tax reserve for certain positions. The following is a reconciliation of the beginning and ending amount of unrecognized tax benefits:

Balance at December 31, 2009	$175,000
Reduction of tax positions for prior years	—
Increase for current year tax positions	51,000

Balance at December 31, 2010	$226,000

Reduction of tax positions for prior years	(115,000)
Increase for current year tax positions	—

Balance at December 31, 2011	$111,000

At December 31, 2011 and 2010, the Company’s unrecognized tax benefits are related to dividends received deductions on mutual bond funds, deductions of interest expense, and treatment of acquisition related costs in 2009, all of which, if recognized, would be recorded as a component of income tax expense therefore affecting the effective tax rate. The Company records interest and penalties related to uncertain tax positions in the provision for income taxes.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and in the states of Massachusetts, Rhode Island, New Hampshire, and Connecticut. The Company is subject to U.S. federal, state and local income tax examinations by tax authorities for the 2008 through 2010 tax years including any related income tax filings from its recent Bank acquisitions. The Company is carrying forward a credit relating to the New Markets Tax Credit program in the amount of $417,000 as of December 31, 2011. The credit will expire if unused within the next twenty years, however the Company anticipates utilizing the credit on the 2011 federal tax return.

(14)    EMPLOYEE BENEFIT PLANS

PENSION

The Company maintains a multiemployer defined benefit pension plan (the “Pension Plan”) administered by Pentegra Retirement Services (the “Fund” or “Pentegra Defined Benefit Plan for Financial Institutions”). The Fund does not segregate the assets or liabilities of all participating employers and, accordingly, disclosure of plan assets, accumulated vested and nonvested benefits is not possible. Effective July 1, 2006, the Company froze the defined benefit plan by eliminating all future benefit accruals. Contributions to the Pension Plan are based on each individual employer’s experience. The Company bears the market risk relating to the Pension Plan and will continue to fund the Pension Plan as required. The Pension Plan year is July 1st through June 30th.

The Company’s participation in the Pension Plan for the annual period ended December 31, 2011, is outlined in the table below. The “EIN/Pension Plan Number” column provides the Employee Identification Number (“EIN”) and the three-digit plan number. The funding status of the Pension Plan is determined on the basis of the financial statements provided by the Fund using total plan assets and accumulated benefit obligation. The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented. The “Expiration Date of Collective-Bargaining Agreement” column lists the expiration date(s) of any collective-bargaining agreement(s) to which the Pension Plan is subject.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Funding Status of Pension Plan		FIP/RP Status Pending/ Implemented	Surcharge Imposed	Expiration Date of Collective- Bargaining Agreement	Minimum Contributions Required for Future Periods(1)
Pension Fund	EIN/Pension Plan Number	2011	2010
Pentegra Defined Benefit Plan for Financial Institutions	13-5645888/333	81.44% as of 7/1/2011	84.37% as of 7/1/2010	No	No	N/A	$—

(1)	The Company has paid the entire required minimum contribution for the Plan year July 1, 2011 through June 30, 2012 during calendar 2011.

Contributions to the Fund are based on each individual employer’s experience. The Company’s total contributions to the Pension Plan did not represent more than 5% of the total contributions to the Pension Plan as indicated in the Pension Plan’s most recently available annual report dated June 30, 2011. The comparability of employer contributions is impacted by asset performance, discount rates and the reduction in the number of covered employees year over year.

The Company’s contributions to the Pension Plan were as follows for the periods indicated:

		Plan Year Allocation
	Cash Payment	2011-2012	2010-2011	2009-2010	2008-2009
	(Dollars in Thousands)
2011	$2,217	$2,217	$—	$—	$—
2010	1,794	—	1,657	137	—
2009	1,190	—	—	1,150	40

The Company’s total defined benefit plan expense was $1.9 million, $1.6 million, and $988,000, for the years ending December 31, 2011, 2010, and 2009, respectively.

Financial information for the Fund is made available through the public Form 5500 which is available by April 15th of the year following the plan year end.

POSTRETIREMENT BENEFITS

Employees retiring from the Bank after attaining age 65 who have rendered at least 10 years of continuous service are entitled to a fixed contribution toward the premium for postretirement health care benefits and a $5,000 death benefit paid. The health care benefits are subject to deductibles, co-payment provisions and other limitations. The Bank may amend or change these benefits periodically. Postretirement benefit expense was $46,000, $281,000, and $252,000, for the years ending December 31, 2011, 2010, and 2009, respectively. The decrease in the expense is due to a reduction of the Company’s estimate of future participation of retirees in the Company’s supplemental Medicare wrap program.

SUPPLEMENTAL EXECUTIVE RETIREMENT PLANS

The Bank maintains supplemental retirement plans (“SERP”) for certain highly compensated employees designed to offset the impact of regulatory limits on benefits under qualified pension plans. The Bank has established and funded Rabbi Trusts to accumulate funds in order to satisfy the contractual liability of these supplemental retirement plan benefits. These agreements provide for the Bank to pay all benefits from its general assets, and the establishment of these trust funds does not reduce nor otherwise affect the Bank’s continuing liability to pay benefits from such assets except that the Bank’s liability shall be offset by actual benefit payments made from the trusts. The related trust assets, included in trading securities, totaled $5.0 million and $4.4 million at December 31, 2011 and 2010, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows the supplemental retirement expense, and the contributions paid to the plan which were used only to pay the current year benefits as of the dates indicated:

	2011	2010	2009
	(Dollars in Thousands)
Retirement Expense	$794	$757	$679
Contributions Paid	253	253	226

The Company’s best estimate of contributions expected to be paid in 2012 is $253,000. The following table shows the benefits expected to be paid in each of the next five years, in the aggregate for the next five fiscal years thereafter and in the aggregate after those 10 years:

Supplemental Executive Retirement Plans Expected Benefit Payment
Year	(Dollars in Thousands)
2012	$253
2013	253
2014	253
2015	288
2016	357
2017-2021	1,927
2022 and later	$22,951

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The measurement date used to determine the supplemental executive retirement plans benefits is December 31st for each of the years reported. The following table illustrates the status of the supplemental executive retirement plans at December 31 for the years presented:

	Supplemental Executive Retirement Benefits
	2011	2010	2009
	(Dollars in Thousands)
Change in accumulated benefit obligation
Benefit obligation at beginning of year	$5,953	$5,597	$4,353
Benefit obligation acquired	—	—	—
Accumulated service cost	351	335	304
Interest cost	325	301	271
Plan amendment	—	—	618
Actuarial loss/(gain)	1,179	(27)	273
Benefits paid	(258)	(253)	(222)

Accumulated benefit obligation at end of year	$7,550	$5,953	$5,597

Change in plan assets
Fair value of plan assets at beginning of year	$—	$—	$—
Employer contribution	253	253	222
Benefits paid	(253)	(253)	(222)

Fair value of plan assets at end of year	$—	$—	$—

Funded status at end of year	$(7,550)	$(5,953)	$(5,597)
Assets	—	—	—
Liabilities	(7,550)	(5,953)	(5,597)

Accrued benefit cost	$(7,550)	$(5,953)	$(5,597)

Amounts recognized in Accumulated Other Comprehensive Income (“AOCI”), net of tax
Net loss	$1,744	$336	$356
Prior service cost	885	590	656

Amounts recognized in AOCI, net of tax	$2,629	$926	$1,012

Information for plans with an accumulated benefit obligation in excess of plan assets
Projected benefit obligation	$7,550	$5,953	$5,597
Accumulated benefit obligation	$7,550	$5,953	$5,597

Net periodic benefit cost
Service cost	$351	$335	$304
Interest cost	325	301	271
Amortization of prior service cost	112	113	112
Recognized net actuarial gain	4	6	(8)

Net periodic benefit cost	$792	$755	$679

Amounts in accumulated other comprehensive income expected to be recognized in net periodic benefit cost over next fiscal year
Net actuarial (gain)/loss	$103	$(1)	$5
Net prior service cost	$112	$113	$113
Discount rate used for benefit obligation	4.40%	5.54%	5.49%
Discount rate used for net periodic benefit cost	5.54%	5.49%	5.54%
Rate of compensation increase	n/a	n/a	n/a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

OTHER EMPLOYEE BENEFITS

The Bank from time to time creates an incentive compensation plan for senior management and other officers to participate in at varying levels. In addition, the Bank sometimes also pays a discretionary bonus to senior management, officers, and/or nonofficers of the Bank. The expense for the incentive plans and the discretionary bonus amounted to $7.8 million, $6.9 million, and $5.5 million in 2011, 2010, and 2009, respectively.

The Bank has an Employee Savings Plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Employee Savings Plan, participating employees may defer a portion of their pre-tax earnings, not to exceed the Internal Revenue Service annual contribution limits. The Bank matches 25% of each employee’s contributions up to 6% of the employee’s earnings. The 401K Plan incorporates an Employee Stock Ownership Plan for contributions invested in the Company’s common stock. The Plan also provides nondiscretionary contributions in which employees, with one year of service, receive a 5% cash contribution of eligible pay up to the social security limit and a 10% cash contribution of eligible pay over the social security limit up to the maximum amount permitted by law. Benefits contributed to employees under the new defined contribution plan vest immediately. The defined contribution plan expense was $3.4 million in 2011, $3.2 million in 2010, and $3.0 million in 2009.

The Company also maintains a deferred compensation plan for the Company’s Board of Directors. The Board of Directors is entitled to elect to defer their director’s fees until retirement. If the Director elects to do so, their compensation is invested in the Company’s stock and maintained within the Company’s Investment Management Group. The amount of compensation deferred during 2011, 2010, and 2009 was $136,000, $160,000, and $118,000, respectively. At December 31, 2011 and 2010 the Company had 180,058 and 178,382, of shares provided for the plan with a related liability of $3.0 million and $2.7 million established within shareholders’ equity, respectively.

As a result of the acquisition of Ben Franklin, during 2009 the Company acquired an Employee Stock Ownership Program (“ESOP”). After receiving approval from the Internal Revenue Service the Company began to terminate the plan during 2010. All final distributions to all vested participants were distributed as of December 31, 2011 and the plan is officially terminated.

(15)    FAIR VALUE MEASUREMENTS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Single and Pooled Issuer Trust Preferred Securities

The fair value of trust preferred securities, including pooled and single issuer preferred securities, is estimated using external pricing models, discounted cash flow methodologies or similar techniques. The inputs used in these valuations include benchmark yields, recent reported trades, new issue data, broker and dealer quotes and collateral performance. These trust preferred securities are categorized as Level 3.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Derivative Instruments

Derivatives

The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The Company incorporates credit valuation adjustments to appropriately reflect nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings. Although the Company has determined that the majority of the inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of December 31, 2011 and 2010, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2.

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

Goodwill and Other Intangible Assets

Goodwill and identified intangible assets are subject to impairment testing. The Company conducts an annual impairment test of goodwill in the third quarter of each year and more frequently if necessary. To estimate the fair value of goodwill and other intangible assets the Company utilizes both a comparable analysis of relevant

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

price multiples in recent market transactions and discounted cash flow analysis. Both valuation models require a significant degree of management judgment. In the event the fair value as determined by the valuation model is less than the carrying value, the intangibles may be impaired. If the impairment testing resulted in impairment, the Company would classify goodwill and other intangible assets subjected to nonrecurring fair value adjustments as Level 3.

Assets and Liabilities Measured at Fair Value on a Recurring Basis at December 31 were as follows:

		Fair Value Measurements at Reporting Date Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in Thousands)
2011
Description
Assets
Trading Securities	$8,240	$8,240	$—	$—
Securities Available for Sale:
Agency Mortgage-Backed Securities	238,391	—	238,391	—
Agency Collateralized Mortgage Obligations	53,801	—	53,801	—
Private Mortgage-Backed Securities	6,110	—	—	6,110
Single Issuer Trust Preferred Securities Issued by Banks and Insurers	4,210	—	—	4,210
Pooled Trust Preferred Securities Issued by Banks and Insurers	2,820	—	—	2,820
Loans Held for Sale	20,500	—	20,500	—
Derivative Instruments	25,841	—	25,841	—
Liabilities
Derivative Instruments	44,407	—	44,407	—
2010
Description
Assets
Trading Securities	$7,597	$7,597	$—	$—
Securities Available for Sale:
U.S. Treasury Securities	717	—	717	—
Agency Mortgage-Backed Securities	313,302	—	313,302	—
Agency Collateralized Mortgage Obligations	46,135	—	46,135	—
Private Mortgage-Backed Securities	10,254	—	—	10,254
Single Issuer Trust Preferred Securities Issued by Banks and Insurers	4,221	—	—	4,221
Pooled Trust Preferred Securities Issued by Banks and Insurers	2,828	—	—	2,828
Loans Held for Sale	27,917	—	27,917	—
Derivative Instruments	12,520	—	12,520	—
Liabilities
Derivative Instruments	24,280	—	24,280	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the years ended December 31, 2011 and 2010, there were no transfers between the Levels of the fair value hierarchy for any assets or liabilities measured at fair value on a recurring basis.

The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3). These instruments were valued using pricing models and discounted cash flow methodologies.

Reconciliation for All Assets and Liabilities Measured at Fair Value on

a Recurring Basis Using Significant Unobservable Inputs (Level 3)

	Securities Available for Sale
	Pooled Trust Preferred Securities	Single Trust Preferred Securities	Private Mortgage- Backed Securities	Total
	(Dollars in Thousands)
Year-to-Date
Balance at December 31, 2009	$2,595	$3,010	$14,289	$19,894

Gains and Losses (realized/unrealized)
Included in earnings	(112)	—	(222)	(334)
Included in Other Comprehensive Income	388	1,211	1,197	2,796
Purchases	—	—	—	—
Sales	—	—	—	—
Issuances	—	—	—	—
Settlements	(43)	—	(5,010)	(5,053)
Transfers in to Level 3	—	—	—	—

Balance at December 31, 2010	$2,828	$4,221	$10,254	$17,303

Gains and Losses (realized/unrealized)
Included in earnings	(8)	—	(235)	(243)
Included in Other Comprehensive Income	37	(11)	49	75
Purchases	—	—	—	—
Sales	—	—	—	—
Issuances	—	—	—	—
Settlements	(37)	—	(3,958)	(3,995)
Transfers in to Level 3	—	—	—	—

Balance at December 31, 2011	$2,820	$4,210	$6,110	$13,140

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets and liabilities measured at fair value on a nonrecurring basis at December 31 were as follows:

		Fair Value Measurements at Reporting Date Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
	(Dollars in Thousands)
2011
Description
Impaired Loans	$36,861	$—	$—	$36,861	$(2,682)
Other Real Estate Owned	6,658	—	—	6,658
2010
Description
Impaired Loans	$23,411	$—	$—	$23,411	$(2,547)
Other Real Estate Owned	7,273	—	2,933	4,340

The estimated fair values and related carrying amounts of the Company’s financial instruments are as follows:

	DECEMBER 2011		DECEMBER 2010
	BOOK VALUE	FAIR VALUE	BOOK VALUE	FAIR VALUE
	(Dollars In Thousands)		(Dollars In Thousands)
FINANCIAL ASSETS
Securities Held To Maturity(a)	$204,956	$211,494	$202,732	$201,234
Loans, Net of Allowance for Loan Losses(b)	3,746,130	3,807,938	3,509,424	3,554,761
FINANCIAL LIABILITIES
Time Certificates of Deposits(c)	$630,162	$639,333	$693,176	$697,064
Federal Home Loan Bank Advances(c)	229,701	233,880	302,414	297,740
Federal Funds Purchased and Assets Sold Under Repurchase Agreements(c)	216,128	219,857	168,119	171,702
Junior Subordinated Debentures(d)	61,857	60,620	61,857	60,796
Subordinated Debentures(c)	30,000	27,217	30,000	23,655

(a)	The fair values presented are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments and/or discounted cash flow analyses.

(b)	Fair value is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities or cash flows.

(c)	Fair value was determined by discounting anticipated future cash payments using rates currently available for instruments with similar remaining maturities.

(d)	Fair value was determined based upon market prices of securities with similar terms and maturities.

This summary excludes financial assets and liabilities for which the carrying value approximates fair value. For financial assets, these include cash and due from banks, federal funds sold, short-term investments, Federal Home Loan Bank stock, and cash surrender value of life insurance policies. For financial liabilities, these include demand, savings, money market deposits, and federal funds purchased, and assets sold under repurchase agreements. The estimated fair value of demand, savings and money market deposits is the amount payable at the reporting date. Also excluded from the summary are financial instruments measured at fair value on a recurring and nonrecurring basis, as previously described.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(16)    OTHER COMPREHENSIVE INCOME/(LOSS)

	Year Ended December 31, 2011
	Pre Tax Amount		Tax (Expense) Benefit	After Tax Amount
	(Dollars in Thousands)
Change in Fair Value of Securities Available for Sale	$277		$(96)	$181
Net Security Losses Reclassified into Earnings	(480	)(1)	568	88

Net Change in Fair Value of Securities Available for Sale	(203)		472	269
Change in Fair Value of Cash Flow Hedges	(11,869	)(2)	4,848	(7,021)
Net Cash Flow Hedge Gains Reclassified into Earnings	5,472		(2,274)	3,198

Net Change in Fair Value of Cash Flow Hedges	(6,397)		2,574	(3,823)
Amortization of Certain Costs Included in Net Periodic
Retirement Costs	(366)		200	(166)

Total Other Comprehensive Loss	$(6,966)		$3,246	$(3,720)

	Year Ended December 31, 2010
	Pre Tax Amount		Tax (Expense) Benefit	After Tax Amount
	(Dollars in Thousands)
Change in Fair Value of Securities Available for Sale	$3,363		$(1,356)	$2,007
Net Security Losses Reclassified into Earnings	(124	)(1)	29	(95)

Net Change in Fair Value of Securities Available for Sale	3,239		(1,327)	1,912
Change in Fair Value of Cash Flow Hedges	(13,346	)(2)	5,452	(7,894)
Net Cash Flow Hedge Gains Reclassified into Earnings	3,983		(1,638)	2,345

Net Change in Fair Value of Cash Flow Hedges	(9,363)		3,814	(5,549)
Amortization of Certain Costs Included in Net Periodic
Retirement Costs	199		(81)	118

Total Other Comprehensive Loss	$(5,925)		$2,406	$(3,519)

	Year Ended December 31, 2009
	Pre Tax Amount		Tax (Expense) Benefit	After Tax Amount
	(Dollars in Thousands)
Cumulative Effect Accounting Adjustment	$(5,974	)(3)	$2,151	$(3,823)
Change in Fair Value of Securities Available for Sale	7,124		(2,335)	4,789
Net Security Gains Reclassified into Earnings	7,604	(1)	(2,805)	4,799

Net Change in Fair Value of Securities Available for Sale	14,728		(5,140)	9,588
Change in Fair Value of Cash Flow Hedges	14,549	(2)	(5,965)	8,584
Net Cash Flow Hedge Gains Reclassified into Earnings	(1,932)		794	(1,138)

Net Change in Fair Value of Cash Flow Hedges	12,617		(5,171)	7,446
Amortization of Certain Costs Included in Net Periodic
Retirement Costs	(982)		394	(588)

Total Other Comprehensive Income	$20,389		$(7,766)	$12,623

(1)	Net security losses include pre-tax OTTI credit related losses of $243,000, $334,000, and $9.0 million for the years ended December 31, 2011, 2010, and 2009, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	Includes the remaining balance of a realized but unrecognized gain, net of tax, from the termination of interest rate swaps in June 2009. The original gain of $1.3 million, net of tax, will be recognized in earnings through December 2018, the original maturity date of the swap. The balance of this gain had amortized to $1.0 million, $1.1 million, and $1.3 million at December 31, 2011, 2010, and 2009, respectively. Also, includes the remaining balance of a $675,000 realized but unrecognized loss, net of tax, from the termination of an interest rate swap in March 2008. The loss was recognized in earnings through January 2010, the original maturity date of the interest rate swap. The balance of this loss had amortized to $9,000 at December 31, 2009.

(3)	Represents reclassifications of noncredit related components of previously recorded OTTI pursuant to the adoption of the Investments — Debt and Equity Securities topic of the FASB ASC.

Accumulated Other Comprehensive Income (Loss), net of tax, is comprised of the following components:

	At December 31,
	2011	2010
	(Dollars In Thousands)
Unrealized gain on securities available for sale	$6,574	$6,305
Net actuarial loss and prior service cost for pension and other post retirement benefit plans	(1,260)	(1,094)
Unrealized loss on cash flow hedge	(10,804)	(7,125)
Deferred net gain on hedge accounting transactions	1,004	1,148

TOTAL	$(4,486)	$(766)

(17)    COMMITMENTS AND CONTINGENCIES

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

Off-balance sheet financial instruments whose contractual amounts present credit risk include the following at December 31:

	2011	2010
	(Dollars In Thousands)
Commitments to extend credit:
Fixed rate	$34,732	$43,669
Adjustable rate	4,424	9,412
Unused portion of existing credit lines and loan commitments	1,138,256	972,489
Unadvanced construction loans	152,348	108,906
Standby letters of credit	15,705	21,524

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

plant and equipment and income-producing commercial real estate. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Standby letters of credit are conditional commitments issued by the Bank to guarantee performance of a customer to a third party. These standby letters of credit are primarily issued to support the financing needs of the Bank’s commercial customers. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The collateral supporting those commitments is essentially the same as for other commitments. Most guarantees extend for one year.

Guarantees are recorded on the Company’s consolidated balance sheet at fair value at inception. The Company considers standby letters of credit to be guarantees and the amount of the recorded liability related to such guarantees at both December 31, 2011 and 2010 was approximately $88,000 and $95,000, respectively.

LEASES

The Company leases office space, space for ATM locations, and certain branch locations under noncancelable operating leases. The following is a schedule of minimum future lease commitments under such leases as of December 31, 2011:

Years	Lease Commitments
(Dollars In Thousands)
2012	$6,948
2013	6,772
2014	6,534
2015	6,440
2016	6,242
Thereafter	26,004

Total future minimum rentals	$58,940

Rent expense incurred under operating leases was approximately $6.8 million in 2011, $6.9 million in 2010, and $7.0 million in 2009. Several of these leases have renewal options ranging from 3–20 years.

The Company has entered into lease agreements with related third parties on substantially the same terms as those prevailing at the time for comparable transactions with unrelated parties. Rent expense incurred under related third party leases was approximately $1.1 million, $1.0 million, and $1.1 million, in 2011, 2010, and 2009.

OTHER CONTINGENCIES

At December 31, 2011, Rockland Trust was involved in pending lawsuits that arose in the ordinary course of business. Management has reviewed these pending lawsuits with legal counsel and has taken into consideration the view of counsel as to their outcome. In the opinion of management, the final disposition of pending lawsuits is not expected to have a material adverse effect on the Company’s financial position or results of operations.

The Bank is required to maintain certain reserve requirements of vault cash and/or deposits with the Federal Reserve Bank of Boston. The amount of this reserve requirement was $22.3 million and $5.5 million at December 31, 2011 and 2010, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 Capital (as defined) to average assets (as defined) and Tier 1 Capital to risk weighted assets (as defined). Management believes, as of December 31, 2011 and 2010 that the Company and the Bank met all capital adequacy requirements to which they are subject.

At December 31, 2011 the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category. The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2011 and 2010 are also presented in the table that follows:

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(Dollars in Thousands)
As of December 31, 2011:
Company: (Consolidated)
Total capital (to risk weighted assets)	$485,688	12.78%	$304,097	≥	8.0%	N/A		N/A
Tier 1 capital (to risk weighted assets)	408,157	10.74	152,049	≥	4.0	N/A		N/A
Tier 1 capital (to average assets)	408,157	8.61	189,576	≥	4.0	N/A		N/A
Bank:
Total capital (to risk weighted assets)	$462,715	12.17%	$304,066	≥	8.0%	$380,082	≥	10.0%
Tier 1 capital (to risk weighted assets)	385,189	10.13	152,033	≥	4.0	228,049	≥	6.0
Tier 1 capital (to average assets)	385,189	8.12	189,698	≥	4.0	237,123	≥	5.0
As of December 31, 2010:
Company: (Consolidated)
Total capital (to risk weighted assets)	$444,963	12.37%	$287,846	≥	8.0%	N/A		N/A
Tier 1 capital (to risk weighted assets)	369,965	10.28	143,923	≥	4.0	N/A		N/A
Tier 1 capital (to average assets)	369,965	8.19	180,784	≥	4.0	N/A		N/A
Bank:
Total capital (to risk weighted assets)	$429,304	11.92%	$288,098	≥	8.0%	$360,123	≥	10.0%
Tier 1 capital (to risk weighted assets)	354,267	9.84	144,049	≥	4.0	216,074	≥	6.0
Tier 1 capital (to average assets)	354,267	7.83	181,039	≥	4.0	226,299	≥	5.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(19)    PARENT COMPANY FINANCIAL STATEMENTS

Condensed financial information relative to the Parent Company’s balance sheets at December 31, 2011 and 2010 and the related statements of income and cash flows for the years ended December 31, 2011, 2010, and 2009 are presented below. The statement of stockholders’ equity is not presented below as the parent company’s stockholders’ equity is that of the consolidated Company.

BALANCE SHEETS

	AT DECEMBER 31,
	2011	2010
	(Dollars In Thousands)
Assets:
Cash (1)	$26,391	$21,994
Investments in subsidiaries(2)	513,561	486,918
Deferred tax asset	4,471	3,663
Deferred stock issuance costs	169	177

TOTAL ASSETS	$544,592	$512,752

Liabilities and Stockholders’ Equity:
Dividends payable	$4,086	$3,818
Junior subordinated debentures	61,857	61,857
Accrued income taxes	41	—
Derivative instruments	9,489	7,395
Intercompany payable(1)	—	3,153
Other liabilities	62	57

TOTAL LIABILITIES	75,535	76,280
Stockholders’ equity	469,057	436,472

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$544,592	$512,752

(1)	Entire balance eliminates in consolidation.

(2)	$511,703 and $485,060 eliminate in consolidation at December 31, 2011 and 2010, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

STATEMENTS OF INCOME

	YEARS ENDED DECEMBER 31,
	2011	2010	2009
	(Dollars In Thousands)
Income:
Dividends received from subsidiaries(1)	$20,962	$18,857	$23,610
Interest income(2)	74	85	222
Income from hedging relationship	—	—	115

TOTAL INCOME	21,036	18,942	23,947

Expenses:
Interest expense	3,820	3,692	3,700
Other expenses	1	1	3

TOTAL EXPENSES	3,821	3,693	3,703

Income before income taxes and equity in undistributed income of subsidiaries	17,215	15,249	20,244
Income tax benefit	(1,409)	(1,184)	(786)

INCOME OF PARENT COMPANY	18,624	16,433	21,030

EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES	26,812	23,807	1,959

NET INCOME	$45,436	$40,240	$22,989

(1)	Income of $20,924, $18,819 and $23,557 eliminated in consolidation for the years ended December 31, 2011, 2010, and 2009, respectively.

(2)	Entire balance eliminated in consolidation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

STATEMENTS OF CASH FLOWS

	YEARS ENDED DECEMBER 31 ,
	2011	2010	2009
	(Dollars In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$45,436	$40,240	$22,989
ADJUSTMENTS TO RECONCILE NET INCOME TO CASH PROVIDED BY OPERATING ACTIVITIES:
Amortization	8	7	7
Deferred income tax benefit	(42)	(110)	—
Decrease in other assets	—	—	1
Increase (decrease) in other liabilities	(3,106)	1,480	260
Equity in undistributed income of subsidiaries	(26,812)	(23,807)	(1,959)

NET CASH PROVIDED BY OPERATING ACTIVITIES	15,484	17,810	21,298

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
Cash paid for acquisitions, net of cash acquired	—	—	10,416

NET CASH PROVIDED BY INVESTING ACTIVITIES	—	—	10,416

CASH FLOWS USED IN FINANCING ACTIVITIES:
Proceeds from stock issued and stock options exercised	4,127	743	307
Issuance of preferred stock and stock warrants	—	—	78,158
Redemption of preferred stock	—	—	(78,158)
Issuance of shares under direct stock purchase plan	824	—	—
Redemption of warrants	—	—	(2,200)
Dividends paid
Preferred	—	—	(1,118)
Common	(16,038)	(15,237)	(13,455)

NET CASH USED IN FINANCING ACTIVITIES	(11,087)	(14,494)	(16,466)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,397	3,316	15,248
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE YEAR	21,994	18,678	3,430

CASH AND CASH EQUIVALENTS AT THE END OF THE YEAR	$26,391	$21,994	$18,678

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(20)    SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	FIRST QUARTER		SECOND QUARTER		THIRD QUARTER		FOURTH QUARTER
	2011	2010	2011	2010	2011	2010	2011	2010
			(Dollars in Thousands, Except Per Share Data)
INTEREST INCOME	$48,958	$50,848	$49,474	$51,319	$48,935	$50,588	$48,382	$49,971
INTEREST EXPENSE	7,485	10,638	7,398	10,152	7,261	9,391	6,528	8,582

NET INTEREST INCOME	$41,473	$40,210	$42,076	$41,167	$41,674	$41,197	$41,854	$41,389

PROVISION FOR LOAN LOSSES	2,200	4,650	3,482	6,931	2,000	3,500	3,800	3,575
NON-INTEREST INCOME	12,638	10,228	12,887	10,541	12,343	11,683	14,354	14,329
GROSS CHANGE ON WRITE-DOWN OF CERTAIN INVESTMENTS TO FAIR VALUE	249	180	170	(63)	(318)	207	(48)	172
LESS: PORTION OF OTTI RECOGNIZED IN OCI	(289)	(358)	(306)	(21)	290	(214)	9	(238)

NET LOSS ON WRITE-DOWN OF CERTAIN INVESTMENTS TO FAIR VALUE	(40)	(178)	(136)	(84)	(28)	(7)	(39)	(66)
NET (LOSS)/GAIN ON SECURITIES	—	—	723	481	—	(22)	—	—
NON-INTEREST EXPENSES	36,482	33,588	36,856	34,929	35,423	34,540	36,952	36,688
PROVISION FOR INCOME TAXES	4,201	2,795	4,092	2,215	4,607	3,666	4,248	3,551

NET INCOME	$11,188	$9,227	$11,120	$8,030	$11,959	$11,145	$11,169	$11,838

BASIC EARNINGS PER SHARE	$0.53	$0.44	$0.52	$0.38	$0.56	$0.53	$0.52	$0.56

DILUTED EARNINGS PER SHARE	$0.52	$0.44	$0.52	$0.38	$0.56	$0.53	$0.52	$0.56

Weighted average common shares (Basic)	21,298,257	20,937,589	21,441,864	20,964,706	21,463,714	20,981,372	21,484,695	21,208,509
Common stock equivalents	46,082	70,833	39,159	90,939	13,077	52,793	19,358	29,973
Weighted average common shares (Diluted)	21,344,339	21,008,422	21,481,023	21,055,645	21,476,791	21,034,165	21,504,053	21,238,482

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2011.

Independent Bank Corp.’s independent registered public accounting firm has issued a report on the Company’s internal control over financial reporting. That report appears below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Independent Bank Corp.:

We have audited Independent Bank Corp. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO Criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Independent Bank Corp. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2011 consolidated financial statements of Independent Bank Corp. and subsidiaries and our report dated March 9, 2012 expressed an unqualified opinion thereon.

Boston, Massachusetts

March 9, 2012

Item 9B.    Other Information

None

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The information required herein is incorporated by reference from the Company’s proxy statement (the “Definitive Proxy Statement”) relating to its May 17, 2012 Annual Meeting of Stockholders that will be filed with the Commission within 120 days following the fiscal year end December 31, 2011.

Item 11.    Executive Compensation

The information required herein is incorporated by reference from the Definitive Proxy Statement.

Item 12. Security	Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2011 about the securities authorized for issuance under the Company’s equity compensation plans, consisting of the 1996 Director Stock Plan, 1997 Employee Stock Option Plan, 2005 Employee Stock Plan, 2006 Nonemployee Director Stock Plan (“2006 Plan”), the BFBC Plan, and 2010 Nonemployee Director Stock Plan. The Company’s shareholders previously approved each of these plans and all amendments that were subject to shareholder approval. The Company has no other equity compensation plans that have not been approved by shareholders.

Equity Compensation Plans

Equity Compensation Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Plans approved by security holders	976,066	$29.18	1,116,978	(1)
Plans not approved by security holders	—	—	—

TOTAL	976,066	$29.18	1,116,978

(1)	There are no shares available for future issuance under the 1996 Non-Employee Directors’ Stock Option Plan, the 1997 Employee Stock Option Plan, the 2006 Non-Employee Director Stock Plan, nor the BFBC Plan. There are 850,978 shares available for future issuance under the 2005 Employee Stock Plan. There are 266,000 shares available for future issuance under the 2010 Non-Employee Director Stock Plan. Shares under the 2005 and 2010 Plans may be issued as non-qualified stock options or restricted stock awards.

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

(a) Documents Filed as Part of this Report

(1) The following financial statements are incorporated herein by reference from Item 8 hereto:

Management’s Report on Internal Control over Financial Reporting

Reports of Independent Registered Public Accounting Firm.

Consolidated balance sheets as of December 31, 2011 and 2010.

Consolidated statements of income for each of the years in the three-year period ended December 31, 2011.

Consolidated statements of stockholders’ equity for each of the years in the three-year period ended December 31, 2011.

Consolidated statements of cash flows for each of the years in the three-year period ended December 31, 2011.

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

Exhibits Index

No.	Exhibit

3.(i)	Restated Articles of Organization, as adopted May 20, 2010, incorporated by reference to Form 8-K filed on May 24, 2010.

3.(ii)	Amended and Restated Bylaws of the Company, incorporated by reference to Form 8-K filed on May 24, 2010.

4.1	Specimen Common Stock Certificate, incorporated by reference to Form 10-K for the year ended December 31, 1992.

4.2	Specimen preferred Stock Purchase Rights Certificate, incorporated by reference to Form 8-A Registration Statement filed on November 5, 2001.

4.3	Indenture of Registrant relating the Junior Subordinated Debt Securities issued to Independent Capital Trust V is incorporated by reference to Form 10-K for the year ended December 31, 2006 filed on February 28, 2007.

4.4	Form of Certificate of Junior Subordinated Debt Security for Independent Capital Trust V (included as Exhibit A to Exhibit 4.9)

4.5	Amended and Restated Declaration of Trust for Independent Capital Trust V is incorporated by reference to Form 10-K for the year ended December 31, 2006 filed on February 28, 2007.

4.6	Form of Capital Security Certificate for Independent Capital Trust V (included as Exhibit A-1 to Exhibit 4.9).

4.7	Guarantee Agreement relating to Independent Capital Trust V is incorporated by reference to Form 10-K for the year ended December 31, 2006 filed on February 28, 2007.

4.8	Forms of Capital Securities Purchase Agreements for Independent Capital Trust V is incorporated by reference to Form 10-K for the year ended December 31, 2006 filed on February 28, 2007.

4.9	Subordinated Debt Purchase Agreement between USB Capital Resources and Rockland Trust Company dated as of August 27, 2008 is incorporated by reference to Form 8-K filed on September 2, 2008.

4.10	Rockland Trust Company Employee Savings, Profit Sharing and Stock Ownership Plan incorporated by reference to Form S-8 filed on April 16, 2010.

4.11	Independent Bank Corp. 2010 Dividend Reinvestment and Stock Purchase Plan incorporated by reference to Form S-3 filed on August 24, 2010.

10.1	Independent Bank Corp. 1996 Nonemployee Directors’ Stock Option Plan incorporated by reference to Definitive Proxy Statement for the 1996 Annual Meeting of Stockholders filed on March 19, 1996.

10.2	Independent Bank Corp. 1997 Employee Stock Option Plan incorporated by reference to the Definitive Proxy Statement for the 1997 Annual Meeting of Stockholders filed on March 20, 1997.

10.3	Independent Bank Corp. Amended and Restated 2005 Employee Stock Plan incorporated by reference to Form S-8 filed on June 17, 2011.

10.4	Renewal Rights Agreement dated as of September 14, 2000 by and between the Company and Rockland Trust, as Rights Agent, is incorporated by reference to Form 8-K filed on October 23, 2000.

10.5	Independent Bank Corp. Deferred Compensation Program for Directors (restated as amended as of December 1, 2000) is incorporated by reference to Form 10-K for the year ended December 31, 2000.

10.6	Master Securities Repurchase Agreement, incorporated by reference to Form S-1 Registration Statement filed on September 18, 1992.

10.7	Revised employment agreements between Christopher Oddleifson, Raymond G. Fuerschbach, Edward F. Jankowski, Jane L. Lundquist, Gerard F. Nadeau, Edward H. Seksay, and Denis K. Sheahan and the Company and/or Rockland Trust and a Rockland Trust Company amended and restated Supplemental Executive Retirement Plan dated November 20, 2008 are incorporated by reference to Form 8-K filed on November 21, 2008.

No.	Exhibit

10.8	Specimen forms of stock option agreements for the Company’s Chief Executive and other executive officers are incorporated by reference to Form 8-K filed on December 20, 2005.

10.9	On-Site Outsourcing Agreement by and between Fidelity Information Services, Inc. and Independent Bank Corp., effective as of November 1, 2004 is incorporated by reference to Form 10-K for the year ended December 31, 2004 filed on March 4, 2005. Amendment to On-Site Outsourcing Agreement incorporated by reference to Form 8-K filed on May 7, 2008.

10.10	New Markets Tax Credit program Allocation Agreement between the Community Development Financial Institutions Fund of the United States Department of the Treasury and Rockland Community Development with an Allocation Effective Date of September 22, 2004 is incorporated by reference to Form 8-K filed on October 14, 2004.

10.11	Independent Bank Corp. 2006 Nonemployee Director Stock Plan incorporated by reference to Form S-8 filed on April 17, 2006.

10.12	Independent Bank Corp. 2006 Stock Option Agreement for Nonemployee Director is incorporated by reference to Form 10-Q filed on May 9, 2006.

10.13	Independent Bank Corp. 2006 Restricted Stock Agreement for Nonemployee Director is incorporated by reference to Form 10-Q filed on May 9, 2006.

10.14	New Markets Tax Credit program Allocation Agreement between the Community Development Financial Institutions Fund of the United States Department of the Treasury and Rockland Community Development with an Allocation Effective Date of January 9, 2007 is incorporated by reference to Form 10-K for the year ended December 31, 2006 filed on February 28, 2007.

10.15	New Markets Tax Credit program Allocation Agreement between the Community Development Financial Institutions Fund of the United States Department of the Treasury and Rockland Community Development with an Allocation Effective Date of June 18, 2009 is incorporated by reference to the third quarter 2009 Form 10-Q.

10.16	Item Processing and Other Services Agreement dated and effective as of July 1, 2010 by and between Fidelity Information Services, Inc. and Independent Bank Corp. is incorporated by reference to Form 10-Q filed August 5, 2010.

10.17	Independent Bank Corp. 2010 Nonemployee Director Stock Plan, incorporated by reference to Form 8-K filed May 24, 2010.

10.18	Independent Bank Corp. 2010 Stock Option Agreement for Nonemployee Director, incorporated by reference to Form 8-K filed May 24, 2010.

10.19	Independent Bank Corp. 2010 Restricted Stock Agreement for Nonemployee Director, incorporated by reference to Form 8-K filed May 24, 2010.

23.1	Consent of Independent Registered Public Accounting Firm*

31.1	Section 302 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.*

31.2	Section 302 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.*

32.1	Section 906 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.+

32.2	Section 906 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.+

101.INS	XBRL Instance Document+

101.SCH	XBRL Taxonomy Extension Schema Document+

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document+

101.LAB	XBRL Taxonomy Extension Label Linkbase Document+

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document+

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document+

*	Filed herewith

+	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDEPENDENT BANK CORP.

/s/ CHRISTOPHER ODDLEIFSON
CHRISTOPHER ODDLEIFSON, Chief Executive Officer and President

Date: March 9, 2012

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

/s/ CHRISTOPHER ODDLEIFSON Christopher Oddleifson	Director CEO/President (Principal Executive Officer)	Date: March 9, 2012

/s/ THOMAS J. TEUTEN Thomas J. Teuten	Director and Chairman of the Board	Date: March 9, 2012

/s/ DENIS K. SHEAHAN Denis K. Sheahan	CFO (Principal Financial Officer)	Date: March 9, 2012

/s/ BARRY H. JENSEN Barry H. Jensen	Controller (Principal Accounting Officer)	Date: March 9, 2012

/s/ DONNA L. ABELLI Donna L. Abelli	Director	Date: March 9, 2012

/s/ RICHARD S. ANDERSON Richard S. Anderson	Director	Date: March 9, 2012

/s/ WILLIAM P. BISSONNETTE William P. Bissonnette	Director	Date: March 9, 2012

/s/ BENJAMIN A. GILMORE, II Benjamin A. Gilmore, II	Director	Date: March 9, 2012

/s/ KEVIN J. JONES Kevin J. Jones	Director	Date: March 9, 2012

/s/ EILEEN C. MISKELL Eileen C. Miskell	Director	Date: March 9, 2012

/s/ DANIEL F. O’BRIEN Daniel F. O’ Brien	Director	Date: March 9, 2012

/s/ CARL RIBEIRO Carl Ribeiro	Director	Date: March 9, 2012

/s/ RICHARD H. SGARZI Richard H. Sgarzi	Director	Date: March 9, 2012

/s/ JOHN H. SPURR, JR. John H. Spurr, Jr.	Director	Date: March 9, 2012

/s/ ROBERT D. SULLIVAN Robert D. Sullivan	Director	Date: March 9, 2012

/s/ BRIAN S. TEDESCHI Brian S. Tedeschi	Director	Date: March 9, 2012

/s/ THOMAS R. VENABLES Thomas R. Venables	Director	Date: March 9, 2012