Form 10-Q
period 2012-03-31
INDEPENDENT BANK CORP
filed 2012-05-07
CIK 776901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 1, 2012, there were 21,620,896 shares of the issuer’s common stock outstanding, par value $0.01 per share.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

INDEPENDENT BANK CORP.

CONSOLIDATED BALANCE SHEETS

(Unaudited - Dollars in Thousands)

	March 31, 2012	December 31, 2011
ASSETS
CASH AND DUE FROM BANKS	$57,658	$58,301
INTEREST EARNING DEPOSITS WITH BANKS	75,865	179,203
FEDERAL FUNDS SOLD	2,269	—
SECURITIES:
Trading Securities	—	8,240
Securities Available for Sale	362,109	305,332
Securities Held to Maturity (fair value $208,028 and $211,494)	200,921	204,956

TOTAL SECURITIES	563,030	518,528

LOANS HELD FOR SALE (at fair value)	22,846	20,500
LOANS:
Commercial and Industrial	599,603	575,716
Commercial Real Estate	1,853,711	1,847,654
Commercial Construction	148,034	128,904
Small Business	79,937	78,509
Residential Real Estate	402,910	416,570
Residential Construction	13,291	9,631
Home Equity - 1st Position	425,245	381,766
Home Equity - 2nd Position	310,578	314,297
Consumer - Other	36,447	41,343

TOTAL LOANS	3,869,756	3,794,390
Less: Allowance for Loan Losses	(48,340)	(48,260)

NET LOANS	3,821,416	3,746,130

FEDERAL HOME LOAN BANK STOCK	33,564	35,854
BANK PREMISES AND EQUIPMENT, NET	49,678	48,252
GOODWILL	130,074	130,074
IDENTIFIABLE INTANGIBLE ASSETS	10,249	10,648
CASH SURRENDER VALUE OF LIFE INSURANCE POLICIES	86,945	86,137
OTHER REAL ESTATE OWNED & OTHER FORECLOSED ASSETS	7,689	6,924
OTHER ASSETS	124,456	129,689

TOTAL ASSETS	$4,985,739	$4,970,240

LIABILITIES AND STOCKHOLDERS’ EQUITY
DEPOSITS:
Demand Deposits	$1,015,231	$992,418
Savings and Interest Checking Accounts	1,501,826	1,473,812
Money Market	803,744	780,437
Time Certificates of Deposit Over $100,000	227,239	225,099
Other Time Certificates of Deposits	397,673	405,063

TOTAL DEPOSITS	3,945,713	3,876,829

BORROWINGS:
Federal Home Loan Bank and Other Borrowings	194,580	229,701
Wholesale Repurchase Agreements	50,000	50,000
Customer Repurchase Agreements	147,678	166,128
Junior Subordinated Debentures	61,857	61,857
Subordinated Debentures	30,000	30,000

TOTAL BORROWINGS	484,115	537,686

OTHER LIABILITIES	77,048	86,668

TOTAL LIABILITIES	4,506,876	4,501,183

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred Stock, $.01 par value. Authorized: 1,000,000 Shares, Outstanding: None	—	—
Common Stock, $.01 par value. Authorized: 75,000,000 Issued and Outstanding : 21,608,285 Shares at March 31, 2012 and 21,499,768 Shares at December 31, 2011 (includes 274,790 and 235,540 shares of unvested participating restricted stock awards, respectively)	213	213
Shares Held in Rabbi Trust at Cost 175,604 Shares at March 31, 2012 and 180,058 Shares at December 31, 2011	(2,996)	(2,980)
Deferred Compensation Obligation	2,996	2,980
Additional Paid in Capital	235,381	233,878
Retained Earnings	247,097	239,452
Accumulated Other Comprehensive Loss, Net of Tax	(3,828)	(4,486)

TOTAL STOCKHOLDERS’ EQUITY	478,863	469,057

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,985,739	$4,970,240

The accompanying notes are an integral part of these consolidated financial statements.

INDEPENDENT BANK CORP.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited - Dollars in Thousands, Except Per Share Data)

	Three Months Ended March 31,
	2012	2011

INTEREST INCOME:
Interest on Loans	$43,077	$43,216
Taxable Interest and Dividends on Securities	4,527	5,493
Non-taxable Interest and Dividends on Securities	29	113
Interest on Loans Held for Sale	130	119
Interest on Federal Funds Sold	33	17

TOTAL INTEREST AND DIVIDEND INCOME	47,796	48,958

INTEREST EXPENSE:
Interest on Deposits	2,739	3,485
Interest on Borrowings	3,204	4,000

TOTAL INTEREST EXPENSE	5,943	7,485

NET INTEREST INCOME	41,853	41,473

PROVISION FOR LOAN LOSSES	1,600	2,200

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	40,253	39,273

NONINTEREST INCOME:
Service Charges on Deposit Accounts	3,889	3,959
Interchange and ATM Fees	2,368	1,702
Investment Management	3,563	3,216
Mortgage Banking Income	1,330	1,047
Increase in Cash Surrender Value of Life Insurance Policies	713	706
Gross Change on Write-Down of Certain Investments to Fair Value	274	249
Less: Portion of OTTI Losses Recognized in OCI	(274)	(289)

Net Loss on Write-Down of Certain Investments to Fair Value	—	(40)
Other Noninterest Income	2,046	2,008

TOTAL NONINTEREST INCOME	13,909	12,598

NONINTEREST EXPENSES:
Salaries and Employee Benefits	21,436	20,252
Occupancy and Equipment Expenses	4,300	4,575
Data Processing & Facilities Management	1,175	1,638
FDIC Assessment	749	1,291
Advertising Expense	738	938
Legal Fees	647	419
Consulting Expense	626	518
Telecommunications	618	527
Debit Card Expense	559	509
Other Non-Interest Expenses	6,510	5,815

TOTAL NONINTEREST EXPENSES	37,358	36,482

INCOME BEFORE INCOME TAXES	16,804	15,389
PROVISION FOR INCOME TAXES	4,621	4,201

NET INCOME	$12,183	$11,188

BASIC EARNINGS PER SHARE	$0.57	$0.53

DILUTED EARNINGS PER SHARE	$0.56	$0.52

WEIGHTED AVERAGE COMMON SHARES (BASIC)	21,561,006	21,298,257
COMMON SHARE EQUIVALENTS	24,481	46,082

WEIGHTED AVERAGE COMMON SHARES (DILUTED)	21,585,487	21,344,339

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.21	$0.19

The accompanying notes are an integral part of these consolidated financial statements.

INDEPENDENT BANK CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited - Dollars in Thousands)

	Three Months Ended March 31,
	2012	2011

NET INCOME	$12,183	$11,188
OTHER COMPREHENSIVE INCOME, NET OF TAX:

UNREALIZED GAINS (LOSSES) ON SECURITIES
Change in Fair Value of Securities Available for Sale	(161)	(664)
Less: Net Security Gains Reclassified into Earnings	—	24

Net Change in Fair Value of Securities Available for Sale	(161)	(640)
UNREALIZED GAINS ON CASH FLOW HEDGES
Change in Fair Value of Cash Flow Hedges	31	304
Less: Net Cash Flow Hedge Gains Reclassified into Earnings	765	690

Net Change in Fair Value of Cash Flow Hedges	796	994
AMORTIZATION OF CERTAIN COSTS INCLUDED IN
NET PERIODIC RETIREMENT COSTS	23	161

TOTAL OTHER COMPREHENSIVE INCOME	658	515

TOTAL COMPREHENSIVE INCOME	$12,841	$11,703

The accompanying notes are an integral part of these consolidated financial statements.

INDEPENDENT BANK CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited - Dollars in Thousands, Except Per Share Data)

	Common Stock Outstanding	Common Stock	Value of Shares Held in Rabbi Trust at Cost	Deferred Compensation Obligation	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)Income	TOTAL

BALANCE DECEMBER 31, 2011	21,499,768	$213	$(2,980)	$2,980	$233,878	$239,452	$(4,486)	$469,057

NET INCOME	—	—	—	—	—	12,183	—	12,183
OTHER COMPREHENSIVE INCOME							658	658
COMMON DIVIDEND DECLARED ($0.21 PER SHARE)		—	—	—		(4,538)	—	(4,538)
PROCEEDS FROM EXERCISE OF STOCK OPTIONS	20,377	—	—	—	439	—	—	439
TAX BENEFIT RELATED TO EQUITY AWARD ACTIVITY	—	—	—	—	69	—	—	69
EQUITY BASED COMPENSATION	—	—	—	—	853	—	—	853
RESTRICTED STOCK AWARDS GRANTED, NET OF AWARDS	77,965	—	—	—	(229)	—	—	(229)
SHARES ISSUED UNDER DIRECT STOCK PURCHASE PLAN	10,175				285			285
DEFERRED COMPENSATION OBLIGATION	—	—	(16)	16	—	—	—	—
TAX BENEFIT RELATED TO DEFERRED COMPENSATION DISTRIBUTIONS	—				86			86

BALANCE MARCH 31, 2012	21,608,285	$213	$(2,996)	$2,996	$235,381	$247,097	$(3,828)	$478,863

BALANCE DECEMBER 31, 2010	21,220,801	$210	$(2,738)	$2,738	$226,708	$210,320	$(766)	$436,472

NET INCOME	—	—	—	—	—	11,188	—	11,188
OTHER COMPREHENSIVE INCOME							515	515
COMMON DIVIDEND DECLARED ($0.19 PER SHARE)	—	—	—	—	—	(4,065)	—	(4,065)
PROCEEDS FROM EXERCISE OF STOCK OPTIONS	133,627	2	—	—	3,065	—	—	3,067
TAX BENEFIT RELATED TO EQUITY AWARD ACTIVITY	—	—	—	—	231	—	—	231
EQUITY BASED COMPENSATION	—	—	—	—	716	—	—	716
RESTRICTED STOCK AWARDS GRANTED, NET OF AWARDS	52,670	—	—	—	(216)	—	—	(216)
SHARES ISSUED UNDER DIRECT STOCK PURCHASE PLAN	113	—	—	—	3	—	—	3
DEFERRED COMPENSATION OBLIGATION	—	—	(14)	14	—	—	—	—
TAX BENEFIT RELATED TO DEFERRED COMPENSATION DISTRIBUTIONS	—	—	—	—	74	—	—	74

BALANCE MARCH 31, 2011	21,407,211	$212	$(2,752)	$2,752	$230,581	$217,443	$(251)	$447,985

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements

INDEPENDENT BANK CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited - Dollars In Thousands)

	Three Months Ended March 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$12,183	$11,188
ADJUSTMENTS TO RECONCILE NET INCOME TO
NET CASH PROVIDED BY OPERATING ACTIVITIES:
Depreciation and Amortization	2,589	2,378
Provision for Loan Losses	1,600	2,200
Deferred Income Tax Benefit	(9)	(11)
Loss on Write-Down of Investments in Securities Available for Sale	—	40
Gain on Sale of Fixed Assets	(9)	—
Loss on Sale of Other Real Estate Owned and Foreclosed Assets	95	474
Gain Realized from Early Termination of Hedging Relationship	(22)	—
Realized Gain on Sale Leaseback Transaction	(258)	(258)
Stock Based Compensation	853	716
Increase in Cash Surrender Value of Life Insurance Policies	(713)	(706)
Change in Fair Value on Loans Held for Sale	269	(639)
Net Change In:
Trading Assets	(265)	(924)
Loans Held for Sale	(2,615)	19,913
Other Assets	3,835	13,378
Other Liabilities	(8,369)	(8,097)

TOTAL ADJUSTMENTS	(3,019)	28,464

NET CASH PROVIDED BY OPERATING ACTIVITIES	9,164	39,652

CASH FLOWS USED IN INVESTING ACTIVITIES:
Proceeds from Sales of Securities Available For Sale	—	—
Proceeds from Maturities and Principal Repayments of Securities Available For Sale	23,079	34,932
Purchase of Securities Available For Sale	(71,765)	—
Proceeds from Maturities and Principal Repayments of Securities Held to Maturity	13,728	8,130
Purchase of Securities Held to Maturity	(9,975)	(44,931)
Redemption of Federal Home Loan Bank Stock	2,290	—
Purchase of Life Insurance Policies	(95)	(94)
Net Increase in Loans	(78,900)	(78,228)
Cash Used In Business Combinations	—	(457)
Purchase of Bank Premises and Equipment	(2,762)	(1,995)
Proceeds from the Sale of Bank Premises and Equipment	11	—
Proceeds Resulting from Early Termination of Hedging Relationship	22	—
Proceeds from the Sale of Other Real Estate Owned and Foreclosed Assets	1,492	514

NET CASH USED IN INVESTING ACTIVITIES	(122,875)	(82,129)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Net Decrease in Time Deposits	(5,250)	(18,400)
Net Increase(Decrease) in Other Deposits	74,134	(24,457)
Net Increase(Decrease) in Wholesale and Customer Repurchase Agreements	(18,450)	16,619
Net Increase(Decrease) in Short Term Federal Home Loan Bank Advances	(35,000)	20,000
Net Decrease in Long Term Federal Home Loan Bank Advances	—	(45,000)
Net Increase(Decrease) in Treasury Tax & Loan Notes	—	(206)
Proceeds from Exercise of Stock Options	439	3,067
Tax Benefit from Stock Option Exercises	69	231
Restricted Shares Surrendered	(229)	(216)
Tax Benefit from Deferred Compensation Distribution	86	74
Shares Issued Under Direct Stock Purchase Plan	285	3
Common Dividends Paid	(4,085)	(3,819)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	11,999	(52,104)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(101,712)	(94,581)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	237,504	161,282

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$135,792	$66,701

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfer of Loans to Foreclosed Assets	$1,503	$3,061
Transfer of Securities from Trading to Available for Sale	$8,505	$—

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included. Operating results for the quarter ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or any other interim period.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission.

NOTE 2 - RECENT ACCOUNTING STANDARDS

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

NOTE 3 - SECURITIES

The following table presents a summary of the amortized cost, gross unrealized holding gains and losses, other-than-temporary impairment recorded in other comprehensive income and fair value of securities available for sale and securities held to maturity for the periods below:

	March 31, 2012					December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Unrealized Losses Other	Other- Than- Temporary Impairment	Fair Value	Amortized Cost	Gross Unrealized Gains	Unrealized Losses Other	Other- Than- Temporary Impairment	Fair Value
					(Dollars In Thousands)

AVAILABLE FOR SALE SECURITIES:
U.S. Government Agency Securities	$20,058	$—	$(474)	$—	$19,584	$—	$—	$—	$—	$—
Agency Mortgage-Backed Securities	243,415	15,275	—	—	258,690	222,349	16,042	—	—	238,391
Agency Collateralized Mortgage Obligations	59,900	893	—	—	60,793	52,927	874	—	—	53,801
Private Mortgage-Backed Securities	5,305	—	—	49	5,354	6,215	—	—	(105)	6,110
Single Issuer Trust Preferred Securities Issued by Banks	5,000	—	(87)	—	4,913	5,000	—	(790)	—	4,210
Pooled Trust Preferred Securities Issued by Banks and Insurers	8,496	—	(2,511)	(3,046)	2,939	8,505	—	(2,518)	(3,167)	2,820
Marketable Equity Securities	9,845	17	(26)	—	9,836	—	—	—	—	—

TOTAL AVAILABLE FOR SALE SECURITIES	$352,019	$16,185	$(3,098)	$(2,997)	$362,109	$294,996	$16,916	$(3,308)	$(3,272)	$305,332

HELD TO MATURITY SECURITIES:
U.S. Treasury Securities	$1,014	$74	$—	$—	$1,088	$1,014	$103	$—	$—	$1,117
Agency Mortgage-Backed Securities	100,490	4,283	—	—	104,773	109,553	4,406	—	—	113,959
Agency Collateralized Mortgage Obligations	84,492	2,732	—	—	87,224	77,804	2,494	—	—	80,298
State, County, and Municipal Securities	1,938	18	—	—	1,956	3,576	34	—	—	3,610
Single Issuer Trust Preferred Securities Issued by Banks	7,978	8	(134)	—	7,852	8,000	15	(669)	—	7,346
Corporate Debt Securities	5,009	126	—	—	5,135	5,009	155	—	—	5,164

TOTAL HELD TO MATURITY SECURITIES	$200,921	$7,241	$(134)	$—	$208,028	$204,956	$7,207	$(669)	$—	$211,494

TOTAL	$552,940	$23,426	$(3,232)	$(2,997)	$570,137	$499,952	$24,123	$(3,977)	$(3,272)	$516,826

When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on the sale. There were no sales of securities in the three months ended March 31, 2012 or 2011.

The actual maturities of certain securities may differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. A schedule of the contractual maturities of securities available for sale and securities held to maturity as of March 31, 2012 is presented below:

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
		(Dollars in Thousands)
DUE IN ONE YEAR OR LESS	$—	$—	$—	$—
DUE FROM ONE YEAR TO FIVE YEARS	2,144	2,285	7,390	7,629
DUE FROM FIVE TO TEN YEARS	77,884	81,396	1,658	1,735
DUE AFTER TEN YEARS	262,146	268,592	191,873	198,664

TOTAL DEBT SECURITIES	$342,174	$352,273	$200,921	$208,028

MARKETABLE EQUITY SECURITIES	$9,845	$9,836	$—	—

TOTAL	$352,019	$362,109	$200,921	$208,028

Inclusive in the table above is $11.5 million and $13.0 million, respectively, of callable securities in the Company’s investment portfolio at March 31, 2012 and December 31, 2011.

At March 31, 2012 and December 31, 2011 investment securities carried at $391.8 million and $389.7 million, respectively, were pledged to secure public deposits, assets sold under repurchase agreements, letters of credit, and for other purposes.

At March 31, 2012 and December 31, 2011, the Company had no investments in obligations of individual states, counties, or municipalities, which exceeded 10% of stockholders’ equity.

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

The following tables show the gross unrealized losses and fair value of the Company’s investments in an unrealized loss position, which the Company has not deemed to be OTTI, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	March 31, 2012
	# of holdings	Less than 12 months		12 months or longer		Total
		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars In Thousands)
U. S. GOVERNMENT AGENCY SECURITIES	2	$19,584	$(474)	$—	$—	$19,584	$(474)
SINGLE ISSUER TRUST PREFERRED SECURITIES ISSUED BY BANKS AND INSURERS	2	—	—	9,835	(221)	9,835	(221)
POOLED TRUST PREFERRED SECURITIES ISSUED BY BANKS AND INSURERS	2	—	—	2,116	(2,511)	2,116	(2,511)
MARKETABLE EQUITY SECURITIES	26	6,084	(26)	—	—	6,084	(26)

TOTAL TEMPORARILY IMPAIRED SECURITIES	32	$25,668	$(500)	$11,951	$(2,732)	$37,619	$(3,232)

	December 31, 2011
		Less than 12 months		12 months or longer		Total
	# of holdings	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars In Thousands)
SINGLE ISSUER TRUST PREFERRED SECURITIES ISSUED BY BANKS AND INSURERS	2	$—	$—	$8,617	$(1,459)	$8,617	$(1,459)
POOLED TRUST PREFERRED SECURITIES ISSUED BY BANKS AND INSURERS	2	—	—	2,117	(2,518)	2,117	(2,518)

TOTAL TEMPORARILY IMPAIRED SECURITIES	4	$—	$—	$10,734	$(3,977)	$10,734	$(3,977)

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

As a result of the Company’s review of these qualitative and quantitative factors, the causes of the impairments listed in the table above by category are as follows at December 31, 2011:

•

U.S. Government Agency Securities: This portfolio has contractual terms that generally do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. The decline in market value of these securities is attributable to changes in interest rates and not credit quality. Additionally, these securities are implicitly guaranteed by the U.S. Government.

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

•

Marketable Equity Securities: This portfolio consists of mutual funds and other equity investments. During some periods, the mutual funds in the Company’s investment portfolio may have unrealized losses resulting from market fluctuations as well as the risk premium associated with that particular asset class. For example, emerging market equities tend to trade at a higher risk premium than U.S. government bonds and thus, will fluctuate to a greater degree on both the upside and the downside. In the context of a well-diversified portfolio, however, the correlation amongst the various asset classes represented by the funds serves to minimize downside risk. The Company evaluates each mutual fund in the portfolio regularly and measures performance on both an absolute and relative basis. A reasonable recovery period for positions with an unrealized loss is based on management’s assessment of general economic data, trends within a particular asset class, valuations, earnings forecasts and bond durations.

Management monitors the following issuances closely for impairment due to the history of OTTI losses recorded within these classes of securities. Management has determined that these securities possess characteristics which in the current economic environment could lead to further credit related OTTI charges. The following tables summarize pertinent information as of March 31, 2012, that was considered by management in determining if OTTI existed:

	Class	Amortized Cost (1)	Gross Unrealized Gain/ (Loss)	Non-Credit Related Other- Than-Temporary Impairment	Fair Value	Total Cumulative Credit Related Other- Than- Temporary Impairment	Total Cumulative Other- Than- Temporary impairment to Date
	(Dollars in Thousands)
POOLED TRUST PREFERRED SECURITIES:
Pooled Trust Preferred Security A	C1	$1,283	$—	$(1,079)	$204	$(3,676)	$(4,755)
Pooled Trust Preferred Security B	D	—	—	—	—	(3,481)	(3,481)
Pooled Trust Preferred Security C	C1	506	—	(417)	89	(482)	(899)
Pooled Trust Preferred Security D	D	—	—	—	—	(990)	(990)
Pooled Trust Preferred Security E	C1	2,080	—	(1,550)	530	(1,368)	(2,918)
Pooled Trust Preferred Security F	B	1,892	(1,315)	—	577	—	—
Pooled Trust Preferred Security G	A1	2,735	(1,196)	—	1,539	—	—

TOTAL POOLED TRUST PREFERRED SECURITIES		$8,496	$(2,511)	$(3,046)	$2,939	$(9,997)	$(13,043)

PRIVATE MORTGAGE-BACKED SECURITIES:
Private Mortgage-Backed Securities - One	2A1	$2,928	$—	$(5)	$2,923	$(689)	$(694)
Private Mortgage-Backed Securities - Two	A19	2,377	—	54	2,431	(85)	(31)

TOTAL PRIVATE MORTGAGE-BACKED SECURITIES		$5,305	$—	$49	$5,354	$(774)	$(725)

TOTAL		$13,801	$(2,511)	$(2,997)	$8,293	$(10,771)	$(13,768)

(1)	The amortized cost reflects previously recorded OTTI charges recognized in earnings for the applicable securities.

	Class	Number of Performing Banks and Insurance Cos. in Issuances (Unique)	Current Deferrals/ Defaults/ Losses (As a % of Original Collateral)	Total Projected Defaults/ Losses (as a % of Performing Collateral)	Excess Subordination (After Taking into Account Best Estimate of Future Deferrals/ Defaults/ Losses) (1)	Lowest credit Ratings to date (2)
POOLED TRUST PREFERRED SECURITIES:
Trust Preferred Security A	C1	57	32.96%	20.91%	0.00%	C (Fitch)
Trust Preferred Security B	D	57	32.96%	20.91%	0.00%	C (Fitch)
Trust Preferred Security C	C1	47	33.18%	21.50%	0.00%	C (Fitch)
Trust Preferred Security D	D	47	33.18%	21.50%	0.00%	C (Fitch)
Trust Preferred Security E	C1	50	27.54%	16.75%	2.55%	C (Fitch)
Trust Preferred Security F	B	33	28.14%	25.26%	28.14%	CC (Fitch)
Trust Preferred Security G	A1	33	28.14%	25.26%	52.46%	CCC+ (S&P)

PRIVATE MORTGAGE-BACKED SECURITIES:
Private Mortgage-Backed Securities - One	2A1	N/A	4.28%	13.14%	0.00%	C (Fitch)
Private Mortgage-Backed Securities - Two	A19	N/A	2.85%	6.04%	0.00%	CC (Fitch)

(1)	Excess subordination represents the additional default/losses in excess of both current and projected defaults/losses that the security can absorb before the security experiences any credit impairment.
(2)	The Company reviewed credit ratings provided by S&P, Moody’s and Fitch in its evaluation of issuers.

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

The following table shows the cumulative credit related component of OTTI for the periods indicated:

	Three Months Ended March 31,
	2012	2011
	(Dollars in Thousands)
BALANCE AT BEGINNING OF PERIOD	$(10,771)	$(10,528)
ADD:
Incurred on Securities not Previously Impaired	—	—
Incurred on Securities Previously Impaired	—	(40)
LESS:
Realized Gain/Loss on Sale of Securities	—	—
Reclassification Due to Changes in Company’s Intent	—	—
Increases in Cash Flow Expected to be Collected	—	—

BALANCE AT END OF PERIOD	$(10,771)	$(10,568)

NOTE 4 - LOANS, ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY

The following tables bifurcates the amount of allowance allocated to each loan category based on collective impairment analysis and loans evaluated individually for impairment as of the periods indicated:

	March 31, 2012
	(Dollars in Thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Consumer Home Equity	Consumer Other	Total
FINANCING RECEIVABLES:
Ending Balance: Total Loans by Group	$599,603	$1,853,711	$148,034	$79,937	$416,201	$735,823	$36,447	$3,869,756	(1)

Ending Balance: Individually Evaluated for Impairment	$5,570	$41,421	$558	$2,604	$12,858	$300	$1,977	$65,288

Ending Balance: Collectively Evaluated for Impairment	$594,033	$1,812,290	$147,476	$77,333	$403,343	$735,523	$34,470	$3,804,468

	December 31, 2011
	(Dollars in Thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Consumer Home Equity	Consumer Other	Total
FINANCING RECEIVABLES:
Ending Balance: Total Loans by Group	$575,716	$1,847,654	$128,904	$78,509	$426,201	$696,063	$41,343	$3,794,390	(1)

Ending Balance: Individually Evaluated for Impairment	$5,608	$37,476	$843	$2,326	$12,984	$326	$2,138	$61,701

Ending Balance: Collectively Evaluated for Impairment	$570,108	$1,810,178	$128,061	$76,183	$413,217	$695,737	$39,205	$3,732,689

(1)	The amount of deferred fees included in the ending balance was $3.2 million and $2.9 million at March 31, 2012 and December 31, 2011, respectively.

The following tables summarize changes in allowance for loan losses by loan category for the periods indicated:

	Three Months Ended March 31, 2012
	(Dollars in Thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Consumer Home Equity	Consumer Other	Total
ALLOWANCE FOR LOAN LOSSES:
Beginning Balance	$11,682	$23,514	$2,076	$1,896	$3,113	$4,597	$1,382	$48,260
Charge-offs	(15)	(604)	—	(170)	(109)	(750)	(297)	(1,945)
Recoveries	200	—	—	52	—	13	160	425
Provision	(413)	(81)	157	(319)	68	2,217	(29)	1,600

Ending Balance	$11,454	$22,829	$2,233	$1,459	$3,072	$6,077	$1,216	$48,340

Ending Balance: Individually Evaluated for Impairment	$464	$1,757	$—	$184	$1,215	$32	$200	$3,852

Ending Balance: Collectively Evaluated for Impairment	$10,990	$21,072	$2,233	$1,275	$1,857	$6,045	$1,016	$44,488

	Three Months Ended March 31, 2011
	(Dollars in Thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Consumer Home Equity	Consumer Other	Total
ALLOWANCE FOR LOAN LOSSES:
Beginning Balance	$10,423	$21,939	$2,145	$3,740	$2,915	$3,369	$1,724	$46,255
Charge-offs	(888)	(652)	—	(266)	(122)	(78)	(478)	(2,484)
Recoveries	202	—	50	28	—	4	189	473
Provision	1,106	1,066	(202)	(115)	63	100	182	2,200

Ending Balance	$10,843	$22,353	$1,993	$3,387	$2,856	$3,395	$1,617	$46,444

Ending Balance: Individually Evaluated for Impairment	$757	$105	$—	$105	$916	$18	$252	$2,153

Ending Balance: Collectively Evaluated for Impairment	$10,086	$22,248	$1,993	$3,282	$1,940	$3,377	$1,365	$44,291

For the purpose of estimating the allowance for loan losses, management segregates the loan portfolio into the portfolio segments detailed in the above tables. Each of these loan categories possesses unique risk characteristics that are considered when determining the appropriate level of allowance for each segment. Some of the risk characteristics unique to each loan category include:

Commercial Portfolio:

Commercial & Industrial - Loans in this category consist of revolving and term loan obligations extended to business and corporate enterprises for the purpose of financing working capital and/or capital investment. Collateral generally consists of pledges of business assets including, but not limited to: accounts receivable, inventory, plant & equipment, or real estate, if applicable. Repayment sources consist of: primarily, operating cash flow, and secondarily, liquidation of assets.

Commercial Real Estate - Loans in this category consist of mortgage loans to finance investment in real property such as multi-family residential, commercial/retail, office, industrial, hotels, educational and healthcare facilities and other specific use properties. Loans are typically written with amortizing payment structures. Collateral values are determined based upon third party appraisals and evaluations. Loan to value ratios at origination are governed by established policy and regulatory guidelines. Repayment sources consist of: primarily, cash flow from operating leases and rents, and secondarily, liquidation of assets.

Commercial Construction - Loans in this category consist of short-term construction loans, revolving and nonrevolving credit lines and construction/permanent loans to finance the acquisition, development and construction or rehabilitation of real property. Project types include: residential 1-4 family condominium and multi-family homes, commercial/retail, office, industrial, hotels, educational and healthcare facilities and other specific use properties. Loans may be written with nonamortizing or hybrid payment structures depending upon the type of project. Collateral values are determined based upon third party appraisals and evaluations. Loan to value ratios at origination are governed by established policy and regulatory guidelines. Repayment sources vary depending upon the type of project and may consist of: sale or lease of units, operating cash flows or liquidation of other assets.

Small Business - Loans in this category consist of revolving, term loan and mortgage obligations extended to sole proprietors and small businesses for purposes of financing working capital and/or capital investment. Collateral generally consists of pledges of business assets including, but not limited to: accounts receivable, inventory, plant & equipment, or real estate (if applicable). Repayment sources consist of: primarily, operating cash flows, and secondarily, liquidation of assets.

For the commercial portfolio it is the Bank’s policy to obtain personal guarantees for payment from individuals holding material ownership interests of the borrowing entities.

Consumer Portfolio:

Residential Real Estate - Residential mortgage loans held in the Bank’s portfolio are made to borrowers who demonstrate the ability to make scheduled payments with full consideration to underwriting factors such as current and expected income, employment status, current assets, other financial resources, credit history and the value of the collateral. Collateral consists of mortgage liens on 1-4 family residential properties. The Company does not originate sub-prime loans.

Consumer Home Equity - Home equity loans and lines are made to qualified individuals for legitimate purposes secured by senior or junior mortgage liens on owner-occupied 1-4 family homes, condominiums or vacation homes or on nonowner occupied 1-4 family homes with more restrictive loan to value requirements. Borrower qualifications include favorable credit history combined with supportive income requirements and combined loan to value ratios within established policy guidelines.

Consumer - Other - Other consumer loan products including personal lines of credit and amortizing loans made to qualified individuals for various purposes such as education, auto loans, debt consolidation, personal expenses or overdraft protection. Borrower qualifications include favorable credit history combined with supportive income and collateral requirements within established policy guidelines. These loans may be secured or unsecured.

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

1- 6 Rating – Pass

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

7 Rating – Potential Weakness

Borrowers exhibit potential credit weaknesses or downward trends deserving management’s close attention. If not checked or corrected, these trends will weaken the Bank’s asset and position. While potentially weak, currently these borrowers are marginally acceptable; no loss of principal or interest is envisioned.

8 Rating – Definite Weakness

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

9 Rating – Partial Loss Probable

Borrowers exhibit well defined weaknesses that jeopardize the orderly liquidation of debt with the added provision that the weaknesses make collection of the debt in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Serious problems exist to the point where partial loss of principal is likely.

10 Rating – Definite Loss

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

The following table details the internal risk-rating categories for the Company’s commercial portfolio:

		March 31, 2012
Category	Risk Rating	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Total
		(Dollars in Thousands)
PASS	1 - 6	$550,791	$1,629,309	$133,493	$72,139	$2,385,732
POTENTIAL WEAKNESS	7	32,494	123,115	8,393	3,939	167,941
DEFINITE WEAKNESS - LOSS UNLIKELY	8	15,262	96,683	6,148	3,772	121,865
PARTIAL LOSS PROBABLE	9	1,056	4,604	—	87	5,747
DEFINITE LOSS	10	—	—	—	—	—

TOTAL		$599,603	$1,853,711	$148,034	$79,937	$2,681,285

		December 31, 2011
Category	Risk Rating	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Total
		(Dollars in Thousands)
PASS	1 - 6	$528,798	$1,626,745	$114,633	$70,543	$2,340,719
POTENTIAL WEAKNESS	7	33,313	124,661	7,859	4,041	169,874
DEFINITE WEAKNESS - LOSS UNLIKELY	8	12,683	93,438	6,412	3,762	116,295
PARTIAL LOSS PROBABLE	9	922	2,810	—	163	3,895
DEFINITE LOSS	10	—	—	—	—	—

TOTAL		$575,716	$1,847,654	$128,904	$78,509	$2,630,783

For the Company’s consumer portfolio, the quality of the loan is best indicated by the repayment performance of an individual borrower. However, the Company does supplement performance data with current Fair Isaac Corporation (“FICO”) and Loan to Value (“LTV”) estimates. Current FICO data is purchased and appended to all consumer loans on a quarterly basis. In addition, automated valuation services and broker opinions of value are used to supplement original value data for the residential and home equity portfolios, periodically, typically twice per annum. At March 31, 2012 and December 31, 2011, 57.8% and 54.8% of the home equity loans were in first lien position, respectively. The following table shows the weighted average FICO scores and the weighted average combined LTV ratio as of the periods indicated below:

	March 31,
	2012	2011
RESIDENTIAL PORTFOLIO:
FICO Score (re-scored) (1)	729	736
Combined LTV (re-valued) (2)	67.0%	65.0%

HOME EQUITY PORTFOLIO:
FICO Score (re-scored) (1)	763	761
Combined LTV (re-valued) (2)	55.0%	55.0%

(1)	The average FICO scores above are based upon rescores available from March 2012 or 2011, and actual score data for loans booked between March 1 and March 31, 2012 or 2011.
(2)	The combined LTV ratios for March 31, 2012 and March 31, 2011 are based upon updated automated valuations as of February 29, 2012 and February 28, 2011.

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

The following table shows nonaccrual loans at the dates indicated:

	March 31,	December 31,
	2012	2011
	(Dollars In Thousands)

COMMERCIAL AND INDUSTRIAL	$2,429	$1,883
COMMERCIAL REAL ESTATE	15,015	12,829
COMMERCIAL CONSTRUCTION	—	280
SMALL BUSINESS	544	542
RESEDENTIAL REAL ESTATE	10,465	9,867
HOME EQUITY	2,773	3,130
CONSUMER - OTHER	370	381

TOTAL NONACCRUAL LOANS (1)	$31,596	$28,912

(1)	Included in these amounts were $9.2 million nonaccruing TDRs at both March 31, 2012 and December 31, 2011.

The following table shows the age analysis of past due financing receivables as of the dates indicated:

	March 31, 2012
	30-59 days		60-89 days		90 days or more		Total Past Due		Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance
	(Dollars in Thousands)
LOAN PORTFOLIO:
Commercial and Industrial	19	$1,716	4	$425	21	$1,671	44	$3,812	$595,791	$599,603	$—
Commercial Real Estate	16	5,147	3	445	34	9,651	53	15,243	1,838,468	1,853,711	—
Commercial Construction	—	—	—	—	—	—	—	—	148,034	148,034	—
Small Business	7	136	9	127	9	77	25	340	79,597	79,937	—
Residential Real Estate	11	2,094	8	2,615	29	6,210	48	10,919	391,991	402,910	—
Residential Construction	—	—	—	—	—	—	—	—	13,291	13,291	—
Home Equity	22	1,380	7	411	26	1,793	55	3,584	732,239	735,823	—
Consumer - Other	169	1,104	36	239	55	391	260	1,734	34,713	36,447	50

TOTAL	244	$11,577	67	$4,262	174	$19,793	485	$35,632	$3,834,124	$3,869,756	$50

	December 31,2011
	30-59 days		60-89 days		90 days or more		Total Past Due		Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance
	(Dollars in Thousands)
LOAN PORTFOLIO:
Commercial and Industrial	21	$2,143	10	$2,709	20	$1,279	51	$6,131	$569,585	$575,716	$—
Commercial Real Estate	7	3,684	7	2,522	29	6,737	43	12,943	1,834,711	1,847,654	—
Commercial Construction	—	—	—	—	3	280	3	280	128,624	128,904	—
Small Business	19	320	3	21	12	148	34	489	78,020	78,509	—
Residential Real Estate	14	2,770	10	3,208	31	6,065	55	12,043	404,527	416,570	—
Residential Construction	—	—	—	—	—	—	—	—	9,631	9,631	—
Home Equity	28	1,483	19	1,139	19	1,502	66	4,124	691,939	696,063	—
Consumer - Other	260	1,821	57	303	58	374	375	2,498	38,845	41,343	41

TOTAL	349	$12,221	106	$9,902	172	$16,385	627	$38,508	$3,755,882	$3,794,390	$41

In the course of resolving nonperforming loans, the Bank may choose to restructure the contractual terms of certain loans. The Bank attempts to work-out an alternative payment schedule with the borrower in order to avoid foreclosure actions. Any loans that are modified are reviewed by the Bank to identify if a TDR has occurred, which is when, for economic or legal reasons related to a borrower's financial difficulties, the Bank grants a concession to the borrower that it would not otherwise consider. Terms may be modified to fit the ability of the borrower to repay in line with its current financial status and the restructuring of the loan may include the transfer of assets from the borrower to satisfy the debt, a modification of loan terms, or a combination of the two.

The following table shows the Company’s total TDRs and other pertinent information as of the dates indicated:

	March 31, 2012	December 31, 2011
	(Dollars in Thousands)

TDRS ON ACCRUAL STATUS	$38,006	$37,151
TDRS ON NONACCRUAL	9,189	9,230

TOTAL TDR’S	$47,195	$46,381

AMOUNT OF SPECIFIC RESERVES INCLUDED IN THE ALLOWANCE FOR LOAN LOSSES ASSOCIATED WITH TDRS:	$3,204	$1,887

ADDITIONAL COMMITMENTS TO LEND TO A BORROWER WHO HAS BEEN A PARTY TO A TDR:	$954	$693

The Bank’s policy is to have any restructured loan which is on nonaccrual status prior to being modified remain on nonaccrual status for six months, subsequent to being modified, before management considers its return to accrual status. If the restructured loan is on accrual status prior to being modified, it is reviewed to determine if the modified loan should remain on accrual status. Additionally, loans classified as TDRs are adjusted to reflect the changes in value of the recorded investment in the loan, if any, resulting from the granting of a concession. For all residential loan modifications, the borrower must perform during a 90 day trial period before the modification is finalized.

The following table shows the modifications which occurred during the periods indicated and the change in the recorded investment subsequent to the modifications occurring:

	Three Months Ended, March 31, 2012			Three Months Ended, March 31, 2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment(1)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in Thousands)

TROUBLED DEBT RESTRUCTURINGS:
Commercial & Industrial	6	$319	$319	—	$—	$—
Commercial Real Estate	5	3,283	3,283	3	1,165	1,165
Small Business	9	371	371	10	391	391
Residential Real Estate	1	117	117	2	165	166
Consumer - Home Equity	—	—	—	—	—	—
Consumer - Other	3	86	86	29	282	282

TOTAL	24	$4,176	$4,176	44	$2,003	$2,004

(1)	The post-modification balances represent the balance of the loan on the date of modifications. These amounts may show an increase when modifications include a capitalization of interest.

The following table shows the Company’s post-modification balance of TDRs listed by type of modification as of the periods indicated:

	Three Months Ended March 31,
	2012	2011
	(Dollars in Thousands)
EXTENDED MATURITY	$3,842	$1,554
ADJUSTED INTEREST RATE	41	25
COMBINATION RATE & MATURITY	293	425

TOTAL	$4,176	$2,004

The following table shows the loans that have been modified during the past twelve months which have subsequently defaulted during the periods indicated. The Company considers a loan to have defaulted when it reaches 90 days past due.

	Three Months Ended March 31,
	2012		2011
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(Dollars in Thousands)
TROUBLED DEBT RESTRUCTURINGS THAT SUBSEQUENTLY DEFAULTED:
Commercial & Industrial	1	$250	1	$334
Commercial Real Estate	—	—	—	—
Small Business	1	4	—	—
Residential Real Estate	—	—	2	757
Consumer - Home Equity	—	—	1	67
Consumer - Other	1	5	1	13

TOTAL	3	$259	5	$1,171

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

The tables below set forth information regarding the Company’s impaired loans by loan portfolio as of the dates indicated:

	March 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in Thousands)
WITH NO RELATED ALLOWANCE RECORDED:
Commercial & Industrial	$2,982	$3,339	$—
Commercial Real Estate	20,393	20,976	—
Commercial Construction	558	558	—
Small Business	1,411	1,467	—
Residential Real Estate	—	—	—
Consumer - Home Equity	22	22	—
Consumer - Other	72	73	—

Subtotal	25,438	26,435	—

WITH AN ALLOWANCE RECORDED:
Commercial & Industrial	$2,588	$2,898	$464
Commercial Real Estate	21,028	22,390	1,757
Commercial Construction	—	—	—
Small Business	1,193	1,217	184
Residential Real Estate	12,858	13,568	1,215
Consumer - Home Equity	278	348	32
Consumer - Other	1,905	1,939	200

Subtotal	39,850	42,360	3,852

TOTAL	$65,288	$68,795	$3,852

	December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in Thousands)
WITH NO RELATED ALLOWANCE RECORDED:
Commercial & Industrial	$3,380	$4,365	$—
Commercial Real Estate	19,433	20,010	—
Commercial Construction	843	843	—
Small Business	1,131	1,193	—
Residential Real Estate	—	—	—
Consumer - Home Equity	22	22	—
Consumer - Other	31	32	—

Subtotal	24,840	26,465	—

WITH AN ALLOWANCE RECORDED:
Commercial & Industrial	$2,228	$2,280	$562
Commercial Real Estate	18,043	19,344	457
Commercial Construction	—	—	—
Small Business	1,195	1,218	148
Residential Real Estate	12,984	13,651	1,245
Consumer - Home Equity	304	349	31
Consumer - Other	2,107	2,125	239

Subtotal	36,861	38,967	2,682

TOTAL	$61,701	$65,432	$2,682

The following tables set forth information regarding interest income recognized on impaired loans, by portfolio, for the periods indicated:

	Three Months
	Ended March 31, 2012
	Average	Interest
	Recorded	Income
	Investment	Recognized

WITH NO RELATED ALLOWANCE RECORDED:
Commercial & Industrial	$3,078	$50
Commercial Real Estate	20,508	362
Commercial Construction	560	11
Small Business	1,441	25
Residential Real Estate	—	—
Consumer - Home Equity	22	—
Consumer - Other	46	1

Subtotal	25,655	449

WITH AN ALLOWANCE RECORDED:
Commercial & Industrial	$2,662	$40
Commercial Real Estate	21,194	316
Commercial Construction	—	—
Small Business	1,209	17
Residential Real Estate	12,885	138
Consumer - Home Equity	279	5
Consumer - Other	1,951	19

Subtotal	40,180	535

TOTAL	$65,835	$984

	Three Months
	Ended March 31, 2011
	Average	Interest
	Recorded	Income
	Investment	Recognized

WITH NO RELATED ALLOWANCE RECORDED:
Commercial & Industrial	$2,485	$38
Commercial Real Estate	23,534	395
Commercial Construction	1,344	19
Small Business	1,766	28
Residential Real Estate	205	—
Consumer - Home Equity	—	—
Consumer - Other	9	—

Subtotal	29,343	480

WITH AN ALLOWANCE RECORDED:
Commercial & Industrial	$2,233	$24
Commercial Real Estate	2,935	42
Commercial Construction	—	—
Small Business	1,251	16
Residential Real Estate	9,899	92
Consumer - Home Equity	426	6
Consumer - Other	2,036	20

Subtotal	18,780	200

TOTAL	$48,123	$680

NOTE 5 - EARNINGS PER SHARE

Earnings per share consisted of the following components for the periods indicated:

	Three Months Ended
	March 31,
	2012	2011
	(Dollars in Thousands)
NET INCOME	$12,183	$11,188

	Weighted Average Shares
BASIC SHARES	21,561,006	21,298,257
EFFECT OF DILUTIVE SECURITIES	24,481	46,082

DILUTIVE SHARES	21,585,487	21,344,339

NET INCOME PER SHARE:
BASIC EPS	$0.57	$0.53
EFFECT OF DILUTIVE SECURITIES	0.01	0.01

DILUTIVE EPS	$0.56	$0.52

The following table illustrates the options to purchase common stock that were excluded from the calculation of diluted earnings per share because they were anti-dilutive:

	Three Months Ended
	March 31,
	2012	2011
STOCK OPTIONS	803,378	787,163

NOTE 6 - STOCK BASED COMPENSATION

On February 16, 2012, the Company granted 89,800 restricted stock awards to certain executive and nonexecutive officers of the Company and/or Bank. These restricted stock awards, which vest over a five year period, were issued from the 2005 Employee Stock Plan and were determined to have a fair value per share of $27.81, based upon the average of the high and low price at which the Company’s common stock traded on the date of grant. The holders of these awards participate fully in the rewards of stock ownership of the Company, including voting and dividend rights.

NOTE 7 - DERIVATIVES AND HEDGING ACTIVITIES

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

The following table reflects the Company’s derivative positions for the periods indicated below for interest rate swaps which qualify as hedges for accounting purposes:

March 31, 2012
Notional Amount	Trade Date	Effective Date	Maturity Date	Receive (Variable) Index	Current Rate Received	Pay Fixed Swap Rate	Fair Value
(Dollars in Thousands)
$25,000	16-Feb-06	28-Dec-06	28-Dec-16	3 Month LIBOR	0.47%	5.04%	$(4,530)
25,000	16-Feb-06	28-Dec-06	28-Dec-16	3 Month LIBOR	0.47%	5.04%	(4,531)
25,000	8-Dec-08	10-Dec-08	10-Dec-13	3 Month LIBOR	0.47%	2.65%	(896)
25,000	9-Dec-08	10-Dec-08	10-Dec-13	3 Month LIBOR	0.47%	2.59%	(871)
25,000	9-Dec-08	10-Dec-08	10-Dec-18	3 Month LIBOR	0.47%	2.94%	(2,100)
50,000	17-Nov-09	20-Dec-10	20-Dec-14	3 Month LIBOR	0.47%	3.04%	(3,195)
25,000	5-May-11	10-Jun-11	10-Jun-15	3 Month LIBOR	0.47%	1.71%	(733)

$200,000							$(16,856)

December 31, 2011
Notional Amount	Trade Date	Effective Date	Maturity Date	Receive (Variable) Index	Current Rate Received	Pay Fixed Swap Rate	Fair Value
(Dollars in Thousands)
$25,000	16-Feb-06	28-Dec-06	28-Dec-16	3 Month LIBOR	0.55%	5.04%	$(4,745)
25,000	16-Feb-06	28-Dec-06	28-Dec-16	3 Month LIBOR	0.55%	5.04%	(4,745)
25,000	8-Dec-08	10-Dec-08	10-Dec-13	3 Month LIBOR	0.54%	2.65%	(941)
25,000	9-Dec-08	10-Dec-08	10-Dec-13	3 Month LIBOR	0.54%	2.59%	(913)
25,000	9-Dec-08	10-Dec-08	10-Dec-18	3 Month LIBOR	0.54%	2.94%	(2,349)
50,000	17-Nov-09	20-Dec-10	20-Dec-14	3 Month LIBOR	0.56%	3.04%	(3,316)
25,000	5-May-11	10-Jun-11	10-Jun-15	3 Month LIBOR	0.54%	1.71%	(704)
40,000	18-Aug-11	2-Apr-12	10-Mar-19	3 Month LIBOR	TBD	1.89%	(550)

$240,000							$(18,263)

During 2011, the Company had entered into a forward starting swap with a notional amount of $40.0 million, with the intention of hedging a future federal home loan advance. Subsequently, during the quarter ending March 31, 2012, the Company exited the forward starting swap. At the time of exit, the derivative instrument had a fair value of $22,000, which was received in cash and recognized in other income.

For derivative instruments that are designated and qualify as hedging instruments, the effective portion of the gains or losses is reported as a component of OCI, and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The Company expects approximately $5.3 million (pre-tax), to be reclassified to interest expense from OCI, related to the Company’s cash flow hedges in the next twelve months. This reclassification is due to anticipated payments that will be made and/or received on the swaps based upon the forward curve as of March 31, 2012.

The table below presents the net amortization income recognized as an offset to interest expense related to previously terminated swaps for the periods indicated:

	Three Months Ended March 31,
	2012	2011
	(Dollars in Thousands)
NET AMORTIZATION INCOME	$61	$61

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

The following table reflects the Company’s customer related derivative positions for the periods indicated below for those derivatives not designated as hedging:

		Notional Amount Maturing
	# of Positions	2012	2013	2014	2015	Thereafter	Total

	March 31, 2012
				(Dollars in Thousands)
LOAN LEVEL SWAPS:
Receive fixed, pay variable	105	$—	18,590	79,522	109,841	181,328	$389,281
Pay fixed, receive variable	105	$—	18,590	79,522	109,841	181,328	$389,281

FOREIGN EXCHANGE CONTRACTS:
Buys foreign exchange, sells US currency	12	$15,189	—	—	—	—	$15,189
Buys US currency, sells foreign exchange	12	$15,189	—	—	—	—	$15,189

	December 31, 2011
				(Dollars in Thousands)
LOAN LEVEL SWAPS:
Receive fixed, pay variable	101	$—	19,197	80,234	112,458	171,533	$383,422
Pay fixed, receive variable	101	$—	19,197	80,234	112,458	171,533	$383,422

FOREIGN EXCHANGE CONTRACTS:
Buys foreign exchange, sells US currency	15	$21,657	—	—	—	—	$21,657
Buys US currency, sells foreign exchange	15	$21,657	—	—	—	—	$21,657

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet at the periods indicated:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Fair Value at March 31, 2012	Fair Value at December 31, 2011	Balance Sheet Location	Fair Value at March 31, 2012	Fair Value at December 31, 2011
			(Dollars in Thousands)

DERIVATIVES DESIGNATED AS HEDGES:
Interest rate swaps	Other Assets	$—	$—	Other Liabilities	$16,856	$18,263

DERIVATIVES NOT DESIGNATED AS HEDGES:
Customer Related Positions:
Loan level swaps	Other Assets	$22,717	$24,478	Other Liabilities	$22,755	$24,535
Foreign exchange contracts	Other Assets	250	1,098	Other Liabilities	240	1,081

TOTAL		$22,967	$25,576		$22,995	$25,616

The table below presents the effect of the Company’s derivative financial instruments included in OCI and current earnings for the periods indicated:

	Three Months Ended March 31,
	2012	2011
	(Dollars in Thousands)
DERIVATIVES DESIGNATED AS HEDGES:
Gain/(Loss) in OCI on Derivative (Effective Portion), Net of Tax	$31	$304

Gain/(Loss) Reclassified from OCI into Income (Effective Portion):
Interest Expense	$(1,293)	$(1,326)
Other Income	—	—

TOTAL	$(1,293)	$(1,326)

Loss Recognized in Income on Derivative (Ineffective Portion & Amount Excluded from Effectiveness Testing):
Interest Expense	$—	$—
Other Expense	—	—

TOTAL	$—	$—

DERIVATIVES NOT DESIGNATED AS HEDGES:
Changes in Fair Value of Customer Related Positions:
Other Income	$22	$22
Other Expense	(10)	—

TOTAL	$12	$22

Derivative contracts involve the risk of dealing with derivative counterparties and their ability to meet contractual terms. Institutional counterparties must have an investment grade credit rating and be approved by the Company’s Board of Directors. The Company’s credit exposure on interest rate swaps is limited to the net positive fair value and accrued interest of all swaps with each counterparty. The Company has agreements with certain of its derivative counterparties that contain a provision where if the Company fails to maintain its status as a well capitalized institution, then the Company could be required to terminate any outstanding derivatives with the counterparty. The Company had no exposure relating to interest rate swaps with institutional counterparties at March 31, 2012 and December 31, 2011, as all such swaps were in a liability position. The Company’s exposure relating to customer related positions was approximately $23.6 million and $25.1 million at March 31, 2012 and December 31, 2011, respectively. Credit exposure may be reduced by the amount of collateral pledged by the counterparty.

The Company currently holds derivative instruments that contain credit-risk related contingent features that are in a net liability position, which require the Company to assign collateral. The table below presents information relating to credit-risk contingent instruments as of the dates indicated:

	March 31,	December 31,
	2012	2011
	(Dollars in Thousands)

NOTIONAL AMOUNT	$589.2	$623.4
AGGREGATE FAIR VALUE	$39.6	$42.8
COLLATERAL ASSIGNED	$48.8	$47.6

Collateral legally required to be maintained at dealer banks by the Company is monitored and adjusted as necessary. Per a review completed by management of these instruments at March 31, 2012 it was determined that no additional collateral would have to be posted to immediately settle these instruments.

The Company does not offset fair value amounts recognized for derivative instruments. The Company does net the amount recognized for the right to reclaim cash collateral against the obligation to return cash collateral arising from derivative instruments executed with the same counterparty under a master netting arrangement.

Mortgage Derivatives

Forward sale contracts of residential mortgage loans, considered derivative instruments for accounting purposes, are utilized by the Company in its efforts to manage risk of loss associated with its mortgage loan commitments and mortgage loans intended for sale. Prior to closing and funding certain one-to-four family residential mortgage loans, an interest rate lock commitment is generally extended to the borrower. During the period from commitment date to closing date, the Company is subject to the risk that market rates of interest may change. If market rates rise, investors generally will pay less to purchase such loans resulting in a reduction in the gain on sale of the loans or, possibly, a loss. In an effort to mitigate such risk, forward delivery sales commitments are executed, under which the Company agrees to deliver whole mortgage loans to various investors. The interest rate lock commitments and forward sales commitments are recorded at fair value, with changes in fair value recorded in current period earnings. The Company elects to carry newly originated closed loans held for sale at fair value. As such, the change in fair value of loans held for sale is recorded in current period earnings.

The table below summarizes the fair value of residential mortgage loans commitments, forward sales agreements, and loans held for sale at the periods indicated:

	March 31,	December 31,
	2012	2011
	(Dollars in Thousands)

INTEREST RATE LOCK COMMITMENTS	$(19)	$265
FORWARD SALES AGREEMENTS	$26	$(528)
LOANS HELD FOR SALE FAIR VALUE ADJUSTMENTS	$(7)	$263

The table below summarizes the changes in the fair value of residential mortgage loans commitments, forward sales agreements, and loans held for sale at the periods indicated:

	Three Months
	Ended March 31,
	2012	2011
	(Dollars in Thousands)

INTEREST RATE LOCK COMMITMENTS	$(284)	$436
FORWARD SALES AGREEMENTS	554	(1,075)
LOANS HELD FOR SALE FAIR VALUE ADJUSTMENT	(270)	639

TOTAL CHANGE IN FAIR VALUE	$—	$—

NOTE 8 - FAIR VALUE MEASUREMENTS

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

Securities:

U.S. Government Agency Securities

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

Marketable Equity Securities

These equity and fixed income securities are valued based on market quoted prices. These securities are categorized in Level 1 as they are actively traded and no valuation adjustments have been applied.

Derivative Instruments:

Derivatives

The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The Company incorporates credit valuation adjustments to appropriately reflect nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings. Although the Company has determined that the majority of the inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of December 31, 2011 and 2010, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. Additionally, in conjunction with fair value measurement guidance, the Company has made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2.

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

		Fair Value Measurements at the End of the Reporting Period Using:
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
	March 31, 2012
	(Dollars in Thousands)
RECURRING FAIR VALUE MEASUREMENTS:
ASSETS
SECURITIES AVAILABLE FOR SALE:
U.S. Government Agency Securities	$19,584	$—	$19,584	$—	$—
Agency Mortgage-Backed Securities	258,690	—	258,690	—	—
Agency Collateralized Mortgage Obligations	60,793	—	60,793	—	—
Private Mortgage-Backed Securities	5,354	—	—	5,354	—
Single Issuer Trust Preferred Securities Issued by Banks	4,913	—	4,913	—	—
Pooled Trust Preferred Securities Issued by Banks and Insurers	2,939	—	—	2,939	—
Marketable Equity Securities	9,836	9,836	—	—	—
LOANS HELD FOR SALE	22,846	—	22,846	—	—
DERIVATIVE INSTRUMENTS	22,993	—	22,993	—	—
LIABILITIES
DERIVATIVE INSTRUMENTS	39,870	—	39,870	—	—

TOTAL RECURRING FAIR VALUE MEASUREMENTS	$368,078	$9,836	$429,689	$8,293	$—

NONRECURRING FAIR VALUE MEASUREMENTS:
ASSETS
IMPAIRED LOANS	$9,858	$—	$—	$9,858	$(560)
OTHER REAL ESTATE OWNED	7,598	—	—	7,598	—

TOTAL NONRECURRING FAIR VALUE MEASUREMENTS	$17,456	$—	$—	$17,456	$(560)

	December 31, 2011
	(Dollars in Thousands)
RECURRING FAIR VALUE MEASUREMENTS:
ASSETS
TRADING SECURITIES	$8,240	$8,240	$—	$—	$—
SECURITIES AVAILABLE FOR SALE:
Agency Mortgage-Backed Securities	238,391	—	238,391	—	—
Agency Collateralized Mortgage Obligations	53,801	—	53,801	—	—
Private Mortgage-Backed Securities	6,110	—	—	6,110	—
Single Issuer Trust Preferred Securities Issued by Banks	4,210	—	—	4,210	—
Pooled Trust Preferred Securities Issued by Banks and Insurers	2,820	—	—	2,820	—
LOANS HELD FOR SALE	20,500	—	20,500	—	—
DERIVATIVE INSTRUMENTS	25,841	—	25,841	—	—
LIABILITIES
DERIVATIVE INSTRUMENTS	44,407	—	44,407	—	—

TOTAL RECURRING FAIR VALUE MEASUREMENTS	$315,506	$8,240	$382,940	$13,140	$—

NONRECURRING FAIR VALUE MEASUREMENTS:
ASSETS
IMPAIRED LOANS	$36,861	$—	$—	$36,861	$(2,682)
OTHER REAL ESTATE OWNED	6,658	—	—	6,658	—

TOTAL NONRECURRING FAIR VALUE MEASUREMENTS	$43,519	$—	$—	$43,519	$(2,682)

The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3). These instruments were valued using pricing models and discounted cash flow methodologies.

	Securities Available for Sale:
	Pooled Trust Preferred Securities	Single Trust Preferred Securities	Private Mortgage- Backed Securities	Total
	(Dollars in Thousands)

BALANCE AT JANUARY 1, 2011	$2,828	$4,221	$10,254	$17,303
GAINS AND LOSSES (REALIZED/UNREALIZED):
Included in Earnings	(8)	—	(235)	(243)
Included in Other Comprehensive Income	37	(11)	49	75
SETTLEMENTS	(37)	—	(3,958)	(3,995)

BALANCE AT DECEMBER 31, 2011	$2,820	$4,210	$6,110	$13,140

GAINS AND LOSSES (REALIZED/UNREALIZED):
Included in Earnings	—	—	—	—
Included in Other Comprehensive Income	129	703	154	986
SETTLEMENTS	(10)	—	(910)	(920)
TRANSFERS INTO (OUT OF) OF LEVEL 3	—	(4,913)	—	(4,913)

BALANCE AT MARCH 31, 2012	$2,939	$—	$5,354	$8,293

During the period ended March 31, 2012 the Company transferred the Single Issuer Trust Preferred Security from Level 3 to Level 2. This reason for this transfer was based upon increased trading of the security, enabling the use of more observable inputs. It is the Company’s policy to recognize the transfers as of the end of the reporting period. There were no transfers between the Levels of the fair value hierarchy for any assets or liabilities measured at fair value on a recurring basis during the period ended December 31, 2011.

The following table sets forth information regarding the Company’s investments in securities that are classified as Level 3:

	Fair Value at March 31, 2012	Valuation Technique(s)	Unobservable Inputs	Range	Weighted Average
	(Dollars in Thousands)

POOLED TRUST PREFERRED SECURITIES	$2,939	Discounted cash flow methodology	Cumulative Prepayment	0% - 100%	(4.7%)
			Cumulative Default	5.2% - 100%	(21.1%)
			Loss Given Default	85% - 100%	(94.7%)
			Cure Given Default	0% - 90%	(33.0%)

PRIVATE MORTGAGE-BACKED SECURITIES	$5,354	Multi-dimensional spread tables	Constant Prepayment Rate	10.3% - 14.5%	(13.9%)
			Constant Default Rate	0.9% - 20.5%	(3.6%)
			Severity	25.0% - 62.5%	(38.7%)

For the fair value measurements in the table above, which are classified as Level 3 within the fair value hierarchy, the Company’s Treasury and Finance group determine the valuation policies and procedures. For the securities’ pricing, the Company uses third-party pricing information, without adjustment. Depending on the type of the security, management employs various techniques to analyze the pricing it receives from third-parties, such as analyzing changes in market yields and in certain instances reviewing the underlying collateral of the security. Management reviews changes in fair value from period to period and performs testing to ensure that prices received from the third parties are consistent with their expectation of the market. For the securities categorized as Level 3, the market is deemed to be inactive, the fair value models are calibrated and to the extent possible, significant inputs are back tested on a quarterly basis. This testing is done by the third party service provider, who performs this testing by comparing anticipated inputs to actual results. For example, modeled default and prepayment rates for private mortgage-backed securities will be compared to actual rates for the previous period. Significant changes in fair value from period to period are closely scrutinized to ensure fair value models are not flawed. The driver(s) of the respective change in fair value and the method for forecasting the driver(s) is closely considered by management.

The significant unobservable inputs used in the fair value measurement of the Company’s pooled trust preferred securities are cumulative prepayment rates, cumulative defaults, loss given defaults and cure given defaults. Significant increases (decreases) in deferrals or defaults, in isolation would result in a significantly lower (higher) fair value measurement. Alternatively, significant increases (decreases) in cure rates, in isolation would result in a significantly higher (lower) fair value measurement.

The significant unobservable inputs used in the fair value measurement of the Company’s private mortgage-backed securities are constant prepayment rates, constant default rates, and loss severity in the event of default. Significant increases (decreases) in any of those inputs in isolation would result in a significantly lower (higher) fair value measurement. Generally, a change in the assumption used for the probability of default is accompanied by a directionally similar change in the assumption used for the loss severity and a directionally opposite change in the assumption used for prepayment rates.

Additionally, the Company has financial instruments which are marked to fair value on a nonrecurring basis which are categorized within Level 3. These instruments include collateral dependent impaired loans and OREO. The determination of the fair value amount is derived from the use of independent third party appraisals and evaluations, prepared by firms from a predetermined list of qualified and approved appraisers or evaluators. Upon receipt of an appraisal or evaluation, the internal Commercial Real Estate Appraisal Department will review the report for compliance with regulatory and Bank standards, as well as reasonableness and acceptance of the value conclusions. Any issues or concerns regarding compliance or value conclusions will be addressed with the engaged firm and the report may be adjusted or revised. If a disagreement cannot be resolved, the Commercial Real Estate Appraisal Department will either address the key issues and modify the report for acceptance or reject the report and re-order a new report. Ultimately the Company’s Commercial Real Estate Appraisal Department will confirm the collateral value as part of its review process. Once it is determined that an impaired loan is collateral dependent, a new appraisal or evaluation is obtained to determine the fair value of the collateral.

The estimated fair values and related carrying amounts for assets and liabilities for which fair value is only disclosed are shown below as of the periods indicated:

			Fair Value Measurements at Reporting Date Using
	Book Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	March 31, 2012
	(Dollars in Thousands)
FINANCIAL ASSETS
SECURITIES HELD TO MATURITY (a):
U.S. Treasury Securities	$1,014	$1,088	—	$1,088	—
Agency Mortgage-Backed Securities	100,490	104,773	—	104,773	—
Agency Collateralized Mortgage Obligations	84,492	87,224	—	87,224	—
State, County, and Municipal Securities	1,938	1,956	—	1,956	—
Single Issuer trust preferred Securities Issued by Banks	7,978	7,852	—	7,852	—
Corporate Debt Securities	5,009	5,135	—	5,135	—
LOANS, NET OF ALLOWANCE FOR LOAN LOSSES (b)	3,821,416	3,830,856	—	—	3,830,856

FINANCIAL LIABILITIES
TIME CERTIFICATES OF DEPOSITS (c)	$624,912	$630,098	—	—	$630,098
FEDERAL HOME LOAN BANK ADVANCES (c)	194,580	191,939	—	—	191,939
WHOLESALED AND CUSTOMER REPURCHASE AGREEMENTS (c)	197,678	199,857	—	—	199,857
JUNIOR SUBORDINATED DEBENTURES (d)	61,857	61,857	—	61,857	—
SUBORDINATED DEBENTURES (c)	30,000	25,618	—	—	25,618

	December 31, 2011
	(Dollars in Thousands)
FINANCIAL ASSETS
SECURITIES HELD TO MATURITY (a):
U.S. Treasury Securities	$1,014	$1,117	$—	$1,117	$—
Agency Mortgage-Backed Securities	109,553	113,959	—	113,959	—
Agency Collateralized Mortgage Obligations	77,804	80,298	—	80,298	—
State, County, and Municipal Securities	3,576	3,610	—	3,610	—
Single Issuer trust preferred Securities Issued by Banks	8,000	7,346	—	7,346	—
Corporate Debt Securities	5,009	5,164	—	5,164	—
LOANS, NET OF ALLOWANCE FOR LOAN LOSSES (b)	3,746,130	3,807,938			3,807,938

FINANCIAL LIABILITIES
TIME CERTIFICATES OF DEPOSITS (c)	$630,162	$639,333	$—	$—	$639,333
FEDERAL HOME LOAN BANK ADVANCES (c)	229,701	233,880	—	—	233,880
WHOLESALED AND CUSTOMER REPURCHASE AGREEMENTS (c)	216,128	219,857	—	—	219,857
JUNIOR SUBORDINATED DEBENTURES (d)	61,857	60,620	—	60,620
SUBORDINATED DEBENTURES (c)	30,000	27,217	—	—	27,217

(a)	The fair values presented are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments and/or discounted cash flow analyses.
(b)	Fair value is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities or cash flows.
(c)	Fair value was determined by discounting anticipated future cash payments using rates currently available for instruments with similar remaining maturities.
(d)	Fair value was determined based upon market prices of securities with similar terms and maturities.

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

The estimated fair value of demand, savings and money market deposits is the amount payable at the reporting date. These instruments would all be considered to be classified within Level 1 of the fair value hierarchy. Also excluded from the summary are financial instruments measured at fair value on a recurring and nonrecurring basis, as previously described.

The Company believes its financial instruments current use is considered to be the highest and best use of the instrument.

NOTE 9 - COMPREHENSIVE INCOME

Information on the Company’s comprehensive income, presented net of taxes, is set forth below for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31, 2012
	Pre Tax Amount		Tax Expense (Benefit)	After Tax Amount
	(Dollars in Thousands)

CHANGE IN FAIR VALUE OF SECURITIES AVAILABLE FOR SALE	$(246)		$85	$(161)
NET SECURITY GAINS RECLASSIFIED INTO EARNINGS	—	(1)	—	—

NET CHANGE IN FAIR VALUE OF SECURITIES AVAILABLE FOR SALE	(246)		85	(161)

CHANGE IN FAIR VALUE OF CASH FLOW HEDGES	53	(2)	(22)	31
NET CASH FLOW HEDGE GAINS RECLASSIFIED INTO EARNINGS	1,293		(528)	765

NET CHANGE IN FAIR VALUE OF CASH FLOW HEDGES	1,346		(550)	796

AMORTIZATION OF CERTAIN COSTS INCLUDED IN NET PERIODIC RETIREMENT COSTS	39		(16)	23

TOTAL OTHER COMPREHENSIVE INCOME	$1,139		$(481)	$658

	Three Months Ended March 31, 2011
	Pre Tax Amount		Tax (Expense) Benefit	After Tax Amount
	(Dollars in Thousands)

CHANGE IN FAIR VALUE OF SECURITIES AVAILABLE FOR SALE	$(1,051)		$387	$(664)
NET SECURITY GAINS RECLASSIFIED INTO EARNINGS	40	(1)	(16)	24

NET CHANGE IN FAIR VALUE OF SECURITIES AVAILABLE FOR SALE	(1,011)		371	(640)

CHANGE IN FAIR VALUE OF CASH FLOW HEDGES	514	(2)	(210)	304
NET CASH FLOW HEDGE GAINS RECLASSIFIED INTO EARNINGS	1,232		(542)	690

NET CHANGE IN FAIR VALUE OF CASH FLOW HEDGES	1,746		(752)	994

AMORTIZATION OF CERTAIN COSTS INCLUDED IN NET PERIODIC RETIREMENT COSTS	187		(26)	161

TOTAL OTHER COMPREHENSIVE INCOME	$922		$(407)	$515

(1)	Net security losses represent pre-tax OTTI credit related losses of $0 and $40,000 for the three months ended March 31, 2012 and 2011, respectively.
(2)	Includes the remaining balance of a realized but unrecognized gain, net of tax, from the termination of interest rate swaps in June 2009. The original gain of $1.4 million, net of tax will be recognized in earnings through December 2018, the original maturity date of the swap. The balance of this gain has amortized to $967,000 and $1.1 million at March 31, 2012 and 2011, respectively.

Information on the Company’s accumulated other comprehensive loss, net of tax is comprised of the following components as of the periods indicated:

	Unrealized Gain on Securities	Unrealized Loss on Cash Flow Hedge	Deferred Gain on Hedge Transactions	Defined Benefit Pension Plans	Total
	(Dollars in Thousands)

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) JANUARY 1, 2012	$6,574	$(10,804)	$1,004	$(1,260)	$(4,486)

NET CHANGE IN OTHER COMPREHENSIVE INCOME (LOSS)	(161)	832	(36)	23	658

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) MARCH 31, 2012	$6,413	$(9,972)	$968	$(1,237)	$(3,828)

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) JANUARY 1, 2011	$6,305	$(7,125)	$1,148	$(1,094)	$(766)

NET CHANGE IN OTHER COMPREHENSIVE INCOME (LOSS)	(640)	1,030	(36)	161	515

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) MARCH 31, 2011	$5,665	$(6,095)	$1,112	$(933)	$(251)

NOTE 10 – SUBSEQUENT EVENT

On May 1, 2012, the Company announced the April 30, 2012 signing of a definitive agreement under which Independent Bank Corp. will acquire Central Bancorp, Inc., parent of Central Bank.

Under the terms of the agreement, 60% of outstanding Central Bancorp., Inc. shares will be exchanged for shares of Independent Bank Corp., at an exchange ratio subject to limited adjustment, and 40% of outstanding Central Bancorp., Inc. shares will be purchased for $32.00 per share in cash. Based upon Independent Bank Corp.’s $28.67 per share closing price on April 27, 2012 the transaction is valued at approximately $54.8 million. The transaction is intended to qualify as a tax-free reorganization for federal income tax purposes and to provide a tax-free exchange of shares for Central Bancorp shareholders who receive shares of Independent Bank Corp. stock in the transaction. Shareholders of Central Bancorp will be able to elect between receiving cash or shares of Independent Bank Corp. stock in exchange for their shares, subject to proration and allocation so that 60% of the outstanding shares of Central Bancorp stock are exchanged for Independent Bank Corp. stock and the remaining 40% are exchanged for cash. The agreement provides that, effective as of and contingent upon the merger, Independent Bank Corp. and Rockland Trust Company will add John J. Morrissey, Esq. to their board of directors.

The transaction has been approved by the boards of directors of each company and is subject to certain conditions, including the receipt of required regulatory approvals, approval by Central Bancorp., Inc. shareholders, and other standard conditions. The parties anticipate that the closing of the transaction will likely occur in the fourth quarter of 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements, notes and tables included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the Securities and Exchange Commission.

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

	Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2012	2011	2011	2011	2011
	(Dollars in Thousands, Except Per Share Data)
FINANCIAL CONDITION DATA:
Securities Available for Sale	$362,109	$305,332	$293,073	$305,895	$341,362
Securities Held to Maturity	200,921	204,956	220,552	233,109	239,305
Loans	3,869,756	3,794,390	3,723,125	3,725,231	3,628,374
Allowance for Loan Losses	48,340	48,260	47,278	46,637	46,444
Goodwill and Core Deposit Intangibles	140,323	140,722	141,103	141,489	141,951
Total Assets	4,985,739	4,970,240	4,899,766	4,842,943	4,645,783
Total Deposits	3,945,713	3,876,829	3,787,533	3,786,562	3,584,926
Total Borrowings	484,115	537,686	568,264	535,670	556,718
Stockholders’ Equity	478,863	469,057	461,066	455,702	447,985
Nonperforming Loans	31,646	28,953	26,625	21,926	23,397
Nonperforming Assets	40,736	37,149	36,647	30,963	33,856

OPERATING DATA:
Interest Income	$47,796	$48,382	$48,935	$49,474	$48,958
Interest Expense	5,943	6,528	7,261	7,398	7,485
Net Interest Income	41,853	41,854	41,674	42,076	41,473
Provision for Loan Losses	1,600	3,800	2,000	3,482	2,200
Noninterest Income	13,909	14,315	12,315	13,474	12,598
Noninterest Expenses	37,358	36,952	35,423	36,856	36,482
Net Income	12,183	11,169	11,959	11,120	11,188

PER SHARE DATA:
Net Income - Basic	$0.57	$0.52	$0.56	$0.52	$0.53
Net Income - Diluted	0.56	0.52	0.56	0.52	0.52
Cash Dividends Declared	0.21	0.19	0.19	0.19	0.19
Book Value	22.16	21.82	21.48	21.24	20.93

OPERATING RATIOS:
Return on Average Assets	1.00%	0.91%	0.99%	0.95%	0.98%
Return on Average Common Equity	10.31%	9.45%	10.28%	9.78%	10.24%
Net Interest Margin (on a Fully Tax Equivalent Basis)	3.82%	3.78%	3.84%	3.97%	4.02%
Equity to Assets	9.60%	9.44%	9.41%	9.41%	9.64%
Dividend Payout Ratio	37.26%	36.57%	34.10%	36.65%	36.33%

ASSET QUALITY RATIOS:
Nonperforming Loans as a Percent of Gross Loans	0.82%	0.76%	0.72%	0.59%	0.64%
Nonperforming Assets as a Percent of Total Assets	0.82%	0.75%	0.75%	0.64%	0.73%
Allowance for Loan Losses as a Percent of Total Loans	1.25%	1.27%	1.27%	1.25%	1.28%
Allowance for Loan Losses as a Percent of Nonperforming Loans	152.75%	166.68%	177.57%	212.70%	198.50%

CAPITAL RATIOS:
Tier 1 Leverage Capital Ratio	8.77%	8.61%	8.59%	8.54%	8.48%
Tier 1 Risk-Based Capital Ratio	10.71%	10.74%	10.62%	10.46%	10.48%
Total Risk-Based Capital Ratio	12.73%	12.78%	12.67%	12.52%	12.55%

Executive Level Overview

During the first three months of 2012 the Company sustained its positive momentum, as indicated by the notable strength in commercial and home equity loan originations, core deposit growth, new customer acquisition, reduced credit-related costs, and growth in fee revenue. The Company experienced net income growth of 9.0% as compared to the same period in the prior year. The Company’s net interest margin, while strong at 3.82%, decreased due to the significant decreases in interest rate indices, following actions by the Federal Reserve and the effect of global economic challenges. This had, and is expected to have, a significant impact on loan re-pricing and new loan origination yields. The scheduled amortization of higher yielding loans and securities also weighed on asset yields. As a partial offset to these factors, the Company has effectively managed to lower the cost of deposits, which decreased to 0.29% at March 31, 2012, down from 0.40% as of March 31, 2011.

The following table illustrates key performance measures for the periods indicated:

	Three Months Ended March 31,
	2012	2011
DILUTED EARNINGS PER SHARE	$0.56	$0.52
RETURN ON AVERAGE ASSETS	1.00%	0.98%
RETURN ON COMMON AVERAGE EQUITY	10.31%	10.24%
NET INTEREST MARGIN	3.82%	4.02%

Consistent with the Company’s strategic emphasis, the commercial loan portfolio was a driver of loan growth during the three months ended March 31, 2012, as evidenced by annualized growth for the quarter of 8.0%. The home equity portfolio also experienced annualized growth of 23.0%, driven largely by the demand for first position mortgage refinancing fueled by historically low interest rates.

Deposits increased to $3.9 billion as of March 31, 2012, an increase of $68.9 million, or 7.1% on an annualized basis, as compared to December 31, 2011. The Company continues to focus on improving the mix of deposits with core deposits increasing by $74.1 million, to $3.3 billion, and time deposits declining by $5.3 million, as new core relationships replace single service certificates of deposits. Accordingly, core deposits as a percentage of total deposits rose slightly to 83.9%.

In terms of asset quality, the Company continues to experience strong performance with loan delinquency measures ranging from stable to improving. Additionally, the level of nonperforming assets has increased from prior quarter, however the increase is compared to a very low base. The following charts represent a number of important asset quality indicators that management monitors closely.

Nonperforming assets are comprised of nonperforming loans, nonperforming securities, other real estate owned, and other assets in possession, and are closely managed to ensure an expedient workout. The following table shows the roll-forward of nonperforming assets for the periods indicated:

	Three Months Ended		Three Months Ended
	March 31, 2012		March 31, 2011
	(Dollars in Thousands)
NONPERFORMING ASSETS BEGINNING BALANCE		$37,149		$31,493
NEW TO NONPERFORMING		8,803		9,046
LOANS CHARGED-OFF		(1,944)		(2,484)
LOANS PAID-OFF		(1,172)		(1,934)
LOANS TRANSFERRED TO OTHER REAL ESTATE OWNED AND FORECLOSED ASSETS		(1,503)		(3,061)
LOANS RESTORED TO ACCRUAL STATUS		(1,870)		(1,116)
CHANGE TO OTHER REAL ESTATE OWNED:
New to Other Real Estate Owned	$1,503		$3,061
Valuation Write Down	—		(530)
Sale of Other Real Estate Owned	(1,587)		(457)
Other	1,024		—

TOTAL CHANGE TO OTHER REAL ESTATE OWNED	940	940	2,074	2,074
CHANGE IN FAIR VALUE ON NONACCRUAL SECURITIES		128		3
OTHER		205		(165)

NONPERFORMING ASSETS ENDING BALANCE		$40,736		$33,856

The following table shows the levels of the Company’s nonperforming loans over the trailing five quarters:

The Company considers a loan to be in early stage delinquency when it is between 30-89 days past due and a loan is considered to be in late stage delinquency when it is 90 days or more past due. Loan delinquency, both early and late stage, remained well contained as of March 31, 2012.

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

	Three Months
	Ended March 31,
	2012	2011
	(Dollars in Thousands)
TDRS BEGINNING BALANCE	$46,381	$30,073
NEW TO TDR STATUS	4,194	2,042
PAYDOWNS	(3,206)	(484)
CHARGE-OFFS	(174)	(197)
LOANS REMOVED FROM TDR STATUS	—	—

TDRs ENDING BALANCE	$47,195	$31,434

% OF TDRS PERFORMING AND ACCRUING INTEREST	80.53%	85.74%

Net loan charge-off activity decreased on a quarter-to-quarter basis reflecting a relatively good local economy, sound underwriting discipline and strong problem loan resolution skills. The Company’s net loan charge-offs over the last five quarters are shown in the table below:

The provision for loan losses was $1.6 million, $3.8 million, and $2.2 million for the three months ended March 31, 2012, December 31, 2011, and March 31, 2011, respectively. The change in provisioning levels is largely due to improvements in certain asset quality measures, offset by shifts in the composition of loan portfolio mix, as certain portfolios require different levels of allowance allocation based upon the risks associated with each portfolio, as well as portfolio growth of outstanding balances. The allowance for loan losses as a percent of loans was 1.25% at both March 31, 2012 and December 31, 2011 and 1.28% at March 31, 2011.

The Company’s organic customer growth continues to be strong in the first quarter of 2012 fueling deposit, loan and fee income growth. Interchange and ATM fees increased in the first quarter of 2012 to $2.4 million, an increase of $700,000 from the same period in the prior year. The increase was primarily due to increased volume in debit card usage by the Bank’s customers. The debit card usage has increased due to marketing promotions related to a debit rewards program.

Noninterest expense increased over the prior year by 2.4% to $37.4 million. The increase in noninterest expense is largely related to the Bank’s investment in expansion of its commercial banking business partially offset by decreases in the following; occupancy and equipment expenses due to lower winter-related costs, data processing and facilities management expenses due to a conversion to a new service provider in the prior year, and lower rate of FDIC assessment expense that became effective during the second quarter of 2011.

On February 23, 2012 the United States Department of the Treasury Community Development financial Institutions Fund awarded Rockland Trust Community Development Corporation an additional $66.0 million in tax credit allocations authority under the Federal New Markets Tax Credit Program. The Company anticipates investing $20.0 million during 2012 and has therefore included the tax benefit of this investment in the Company’s calculation of its effective tax rate. (For additional information see the Income Taxes section herein.)

Management will strive to grow the balance sheet and manage expenses in 2012 in order to achieve expected results. Management anticipates that the continuation of solid fundamentals and asset quality will drive the Company’s results in 2012. In the beginning of 2012 management had provided diluted earnings per share estimates of $2.05 to $2.15 for 2012 as compared to the diluted earnings per share of $2.12 for 2011. Management now anticipates being in the upper end of that 2012 range.

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

There have been no material changes in critical accounting policies during the first three months of 2012. Please refer to the 2011 Form 10-K for a complete listing of critical accounting policies.

FINANCIAL POSITION

Securities Portfolio The Company’s securities portfolio consists of securities available for sale and securities which management intends to hold until maturity. Securities increased by $44.5 million, or 8.6%, at March 31, 2012 as compared to December 31, 2011, as a result of purchases made and classified as available for sale. The security purchases are intended to bolster collateral available for borrowings. The ratio of securities to total assets as of March 31, 2012 was 11.3%, compared to 10.4% at December 31, 2011.

The Company continually reviews investment securities for the presence of other-than-temporary impairment (“OTTI”). Further analysis of the Company’s OTTI can be found in Note 2 “Securities” within Notes to Consolidated Financial Statements included in Item 1 hereof.

As of December 31, 2011 securities classified as trading were $8.2 million and were comprised of a community development mutual fund investment and securities that are held solely for the purpose of funding certain executive nonqualified retirement obligations. During the first quarter of 2011, management reclassified these securities to be available for sale.

Residential Mortgage Loan Sales The Company’s primary loan sale activity arises from the sale of government sponsored enterprise eligible residential mortgage loans to other financial institutions. During 2011 and 2010, the Bank originated residential loans with the intention of selling them in the secondary market. Loans may be sold with servicing rights released or with servicing rights retained. A mortgage servicing asset is recognized when a loan is sold with servicing rights retained. During the periods ended March 31, 2012 and 2011 the Company sold $63.1 million and $82.9 million of mortgage loans, a majority of which are sold with servicing rights released.

When a loan is sold, the Company enters into agreements that contain representations and warranties about the characteristics of the loans sold and their origination. The Company may be required to either repurchase mortgage loans or to indemnify the purchaser from losses if representations and warranties are breached. During the period ended March 31, 2012, the Company was not required to repurchase any loans. During the period ended March 31, 2011, the Company repurchased $197,000 of loans. The Company has not at this time established a reserve for loan repurchases as it believes material losses are not probable.

Forward sale contracts of mortgage loans, considered derivative instruments for accounting purposes, are utilized by the Company in its efforts to manage risk of loss associated with its mortgage loan commitments and mortgage loans held for sale. Prior to closing and funding certain one-to-four residential mortgage loans, an interest rate lock commitment is generally extended to the borrower. During the period from commitment date to closing date, the Company is subject to the risk that market rates of interest may change. If market rates rise, investors generally will pay less to purchase such loans resulting in a reduction in the gain on sale of the loans or, possibly, a loss. In an effort to mitigate such risk, forward delivery sales commitments are executed, under which the Company agrees to deliver whole mortgage loans to various investors. See Note 6, “Derivative and Hedging Activities” within Notes to Consolidated Financial statements included in Item 1 hereof for more information on mortgage loan commitments and forward sales agreements.

Loan Portfolio Management continues to focus on growth in the commercial and home equity lending categories, while placing less emphasis on the other lending categories. Management believes this emphasis is prudent, given the prevailing interest rate and economic environment, as well as strategic priorities. At March 31, 2012, the Bank’s loan portfolio amounted to $3.9 billion, an increase of $75.4 million, or 2.0%, from December 31, 2011. The Company was able to sustain loan growth by continuing to generate originations in both the commercial and home equity portfolios, primarily first position loans, resulting in total commercial portfolio growth of 1.9%, or 7.7% annualized growth for the quarter and home equity growth of 5.7%, or 23.0% annualized growth for the quarter.

The Bank’s commercial and industrial portfolio has shown growth of 4.2% for the three months ended March 31, 2012. This portfolio is also well-diversified with loans to various types of industries. The following pie chart shows the diversification of the commercial and industrial portfolio as of March 31, 2012:

The Bank’s commercial real estate portfolio, inclusive of commercial construction, is the Bank’s largest loan type concentration. This portfolio is well-diversified with loans secured by a variety of property types, such as owner-occupied and nonowner-occupied commercial, retail, office, industrial, warehouse, industrial development bonds, and other special purpose properties, such as hotels, motels, nursing homes, restaurants, churches, recreational facilities, marinas, and golf courses. Commercial real estate also includes loans secured by certain residential-related property types including multi-family apartment buildings, residential development tracts and condominiums. The following pie chart shows the diversification of the commercial real estate portfolio as of March 31, 2012:

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

It is the Bank’s policy to have any restructured loans which are on nonaccrual status prior to being modified remain on nonaccrual status for six months, subsequent to being modified, before management considers its return to accrual status. If the restructured loan is on accrual status prior to being modified, it is reviewed to determine if the modified loan should remain on accrual status. Loans that are considered TDRs are classified as performing, unless they are on nonaccrual status or greater than 90 days delinquent. All TDRs are considered impaired by the Company, for the life of the loan, unless it is determined that the borrower is performing under modified terms and the restructuring agreement specified an interest rate greater than or equal to an acceptable rate for a comparable new loan at the time of the restructuring.

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

OREO consists of properties, which when deemed to be controlled by the Bank, are recorded at fair value less cost to sell at the date control is established, resulting in a new cost basis. The amount by which the recorded investment in the loan exceeds the fair value (net of estimated cost to sell) of the foreclosed asset is charged-off to the allowance for loan losses. Subsequent declines in the fair value of the foreclosed asset below the new cost basis are recorded through the use of a valuation allowance. Subsequent increases in the fair value are recorded as reductions in the allowance, but not below zero. All costs incurred thereafter in maintaining the property are charged to noninterest expense. In the event the real estate is utilized as a rental property, rental income and expenses are recorded as incurred and included in noninterest income and noninterest expense, respectively.

Other assets in possession primarily consist of foreclosed assets and other nonreal-estate assets deemed to be in control of the Company.

The following table sets forth information regarding nonperforming assets held by the Bank at the dates indicated:

Table 1 - Nonperforming Assets/Loans

	March 31,	December 31,	March 31,
	2012	2011	2011
	(Dollars In Thousands)

LOANS ACCOUNTED FOR ON A NONACCRUAL BASIS
Commercial and Industrial	$2,429	$1,883	$3,011
Commercial Real Estate	15,015	13,109	9,229
Small Business	544	542	617
Residential Real Estate	10,465	9,867	7,299
Home Equity	2,773	3,130	2,589
Consumer - Other	370	381	426

TOTAL (1)	$31,596	$28,912	$23,171

LOANS PAST DUE 90 DAYS OR MORE BUT STILL ACCRUING
Consumer - Other	$50	$41	$226

TOTAL	$50	$41	$226

TOTAL NONPERFORMING LOANS	$31,646	$28,953	$23,397

NONACCRUAL SECURITIES (2)	1,400	1,272	1,054

OTHER REAL ESTATE OWNED AND FORECLOSED ASSETS	7,690	6,924	9,405

TOTAL NONPERFORMING ASSETS	$40,736	$37,149	$33,856

NONPERFORMING LOANS AS A PERCENT OF GROSS LOANS	0.82%	0.76%	0.64%

NONPERFORMING ASSETS AS A PERCENT OF TOTAL ASSETS	0.82%	0.75%	0.73%

(1)	Inclusive of TDRs on nonaccrual of $9.2 million at March 31, 2012, and December 31, 2011, and $4.5 million at March 31, 2011.
(2)	Amounts represent the fair value of nonaccrual securities. The Company has six nonaccrual securities at March 31, 2012, December 31, 2011, and March 31, 2011.

The following table sets forth information regarding troubled debt restructured loans as of the dates indicated:

Table 2 - Troubled Debt Restructurings

	March 31,	December 31,
	2012	2011
	(Dollars In Thousands)
PERFORMING TROUBLED DEBT RESTRUCTURINGS	$38,006	$37,151
NONACCRUAL TROUBLED DEBT RESTRUCTURINGS	9,189	9,230

TOTAL	$47,195	$46,381

PERFORMING TROUBLED DEBT RESTRUCTURINGS AS A % OF TOTAL LOANS	0.98%	0.98%
NONACCRUAL TROUBLED DEBT RESTRUCTURINGS AS A % OF TOTAL LOANS	0.24%	0.24%
TOTAL TROUBLED DEBT RESTRUCTURINGS AS A % OF TOTAL LOANS	1.22%	1.22%

Income accruals are suspended on all nonaccrual loans and all previously accrued and uncollected interest is reversed against current income. The table below shows interest income that was recognized or collected on all nonaccrual loans and performing TDRs as of the dates indicated:

Table 3 - Interest Income Recognized/Collected on

Nonaccrual Loans and Troubled Debt Restructurings

	Three Months Ended
	March 31,
	2012	2011
	(Dollars in Thousands)

INTEREST INCOME THAT WOULD HAVE BEEN RECOGNIZED IF NONACCRUING LOANS HAD BEEN PERFORMING	$541	$717
INTEREST INCOME RECOGNIZED ON TDRS STILL ACCRUING	$542	$354
INTEREST COLLECTED ON THE SET NONACCRUAL AND TDRS AND INCLUDED IN INTEREST INCOME	$624	$411

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

At March 31, 2012, impaired loans included all commercial and industrial loans, commercial real estate loans, commercial construction, and small business loans that are on nonaccrual status, TDRs, and other loans that have been categorized as impaired. Total impaired loans at March 31, 2012 and December 31, 2011 were $65.3 million and $61.7 million, respectively. For additional information regarding the Bank’s asset quality, including delinquent loans, nonaccruals, TDRs, and impaired loans, see Note 3, “Loans, Allowance for Loan Losses, and Credit Quality” within Notes to Consolidated Financial Statements included in Item 1 hereof.

Potential problem loans are any loans which are not included in nonaccrual or nonperforming loans, where known information about possible credit problems of the borrowers causes management to have concerns as to the ability of such borrowers to comply with present loan repayment terms. The table below shows the potential problem commercial loans at the time periods indicated:

Table 4 - Potential Problem Commercial Loans

	March 31,	December 31,
	2012	2011
	(Dollars in Thousands)
NUMBER OF LOAN RELATIONSHIPS	65	64
AGGREGATE OUTSTANDING BALANCE	$115,560	$113,641

At March 31, 2012, these potential problem loans continued to perform with respect to payments. Management actively monitors these loans and strives to minimize any possible adverse impact to the Bank.

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

As of March 31, 2012, the allowance for loan losses totaled $48.3 million, or 1.25% of total loans as compared to $48.3 million, or 1.27% of total loans, at December 31, 2011.

The following table summarizes changes in the allowance for loan losses and other selected statistics for the periods presented:

Table 5 - Summary of Changes in the Allowance for Loan Losses

	Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2012	2011	2011	2011	2011
	(Dollars in Thousands)
AVERAGE LOANS	$3,827,187	$3,744,958	$3,709,864	$3,678,019	$3,590,829

ALLOWANCE FOR LOAN LOSSES, BEGINNING OF PERIOD	$48,260	$47,278	$46,637	$46,444	$46,255
CHARGED-OFF LOANS:
Commercial and Industrial	15	434	749	818	888
Commercial Real Estate	604	1,245	242	492	652
Commercial Construction	—	—	—	769	—
Small Business	170	220	386	318	266
Residential Real Estate	109	69	88	280	122
Consumer - Home Equity	750	714	333	501	78
Consumer - Other	297	417	374	409	478

TOTAL CHARGED-OFF LOANS	1,945	3,099	2,172	3,587	2,484

RECOVERIES ON LOANS PREVIOUSLY CHARGED-OFF:
Commercial and Industrial	200	72	77	69	202
Commercial Real Estate	—	—	98	—	—
Commercial Construction	—	—	425	25	50
Small Business	52	88	18	26	28
Residential Real Estate	—	—	—	—	—
Consumer - Home Equity	13	22	13	13	4
Consumer - Other	160	99	182	165	189

TOTAL RECOVERIES:	425	281	813	298	473

NET LOANS CHARGED-OFF:
Commercial and Industrial	(185)	362	672	749	686
Commercial Real Estate	604	1,245	144	492	652
Commercial Construction	—	—	(425)	744	(50)
Small Business	118	132	368	292	238
Residential Real Estate	109	69	88	280	122
Consumer - Home Equity	737	692	320	488	74
Consumer - Other	137	318	192	244	289

TOTAL NET LOANS CHARGED-OFF	1,520	2,818	1,359	3,289	2,011

PROVISION FOR LOAN LOSSES	1,600	3,800	2,000	3,482	2,200

TOTAL ALLOWANCES FOR LOAN LOSSES, END OF PERIOD	$48,340	$48,260	$47,278	$46,637	$46,444

NET LOANS CHARGED-OFF AS A PERCENT OF AVERAGE TOTAL LOANS (ANNUALIZED)	0.16%	0.30%	0.15%	0.36%	0.23%
TOTAL ALLOWANCE FOR LOAN LOSSES AS A PERCENT OF TOTAL LOANS	1.25%	1.27%	1.27%	1.25%	1.28%
TOTAL ALLOWANCE FOR LOAN LOSSES AS A PERCENT OF NONPERFORMING LOANS	152.75%	166.68%	177.57%	212.70%	198.50%
NET LOANS CHARGED-OFF AS A PERCENT OF ALLOWANCE FOR LOAN LOSSES (ANNUALIZED)	12.65%	23.42%	11.40%	28.29%	17.56%
RECOVERIES AS A PERCENT OF CHARGE-OFFS (ANNUALIZED)	21.85%	9.07%	37.43%	8.31%	19.04%

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

The following table sets forth the allocation of the allowance for loan losses by loan category at the dates indicated:

Table 6 - Summary of Allocation of Allowance for Loan Losses

	March 31,		December 31,
	2012		2011
	(Dollars in Thousands)
	Allowance Amount	Percent of Loans In Category To Total Loans	Allowance Amount	Percent of Loans In Category To Total Loans

COMMERCIAL AND INDUSTRIAL	$11,454	15.5%	$11,682	15.2%
COMMERCIAL REAL ESTATE	22,829	47.9%	23,514	48.6%
COMMERCIAL CONSTRUCTION	2,233	3.8%	2,076	3.4%
SMALL BUSINESS	1,459	2.1%	1,896	2.1%
RESIDENTIAL REAL ESTATE	3,072	10.8%	3,113	11.3%
HOME EQUITY	6,077	19.0%	4,597	18.3%
CONSUMER - OTHER	1,216	0.9%	1,382	1.1%

TOTAL ALLOWANCE FOR LOAN LOSSES	$48,340	100.0%	$48,260	100.0%

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

For additional information regarding the Bank’s allowance for loan losses, see Note 3, “Loans, Allowance for Loan Losses, and Credit Quality” within Notes to Consolidated Financial Statements included in Item 1 hereof.

Federal Home Loan Bank Stock The Bank held an investment in Federal Home Loan Bank (“FHLB”) of Boston of $33.6 million and $35.9 million at March 31, 2012 and December 31, 2011,

respectively. The Company’s investment in FHLB stock decreased by $2.3 million during the first quarter, as the FHLB began to repurchase excess capital stock in 2012. The FHLB is a cooperative that provides services to its member banking institutions. The primary reason for the FHLB of Boston membership is to gain access to a reliable source of wholesale funding, particularly term funding, as a tool to manage interest rate risk. The purchase of stock in the FHLB is a requirement for a member to gain access to funding. The Company purchases FHLB stock proportional to the volume of funding received and views the purchases as a necessary long-term investment for the purposes of balance sheet liquidity and not for investment return.

Goodwill and Identifiable Intangible Assets Goodwill and identifiable intangible assets were $140.3 million and $140.7 million at March 31, 2012 and December 31, 2011, respectively. The Company performed its annual goodwill impairment testing during the third quarter of 2011, concluding that the Company’s goodwill was not impaired.

Cash Surrender Value of Life Insurance Policies The bank holds life insurance policies for the purpose of offsetting the Bank’s future obligations to its employees under its retirement and benefits plans. The cash surrender value of life insurance policies was $86.9 and $86.1 million at March 31, 2012 and December 31, 2011, respectively. The Bank recorded tax exempt income from the life insurance policies of $713,000 and $706,000 for the three months ended March 31, 2012 and 2011, respectively.

Deposits As of March 31, 2012, deposits of $3.9 billion were $68.9 million, or 1.8%, higher than December 31, 2011. Core deposits, which the Company defines as nontime and nonbrokered deposits, increased by $74.1 million, or 2.3%, during the first three months of 2012 and now comprise 83.9% of total deposits. The Company experienced growth in all core deposit categories of deposits as new core relationships replace single service certificates of deposits.

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

Borrowings The Company’s borrowings consist of both short-term and long-term borrowings and provide the Bank with one of its primary sources of funding. The borrowings also serve the Bank by providing a contingent source of liquidity. As of March 31, 2012 and December 31, 2011, the Bank had $2.5 billion and $2.6 billion, respectively, of assets pledged as collateral against borrowings. These assets are primarily pledged to the FHLB of Boston and the Federal Reserve Bank of Boston.

The Company’s borrowings consisted of the following as of the periods indicated:

Table 7 - Borrowings

	March 31,	December 31,
	2012	2011
	(Dollars in Thousands)
SHORT-TERM BORROWINGS:
FHLB Borrowings	$155,001	$190,091
Customer Repurchase Agreements	147,678	166,128

TOTAL SHORT-TERM BORROWINGS	$302,679	$356,219

LONG-TERM BORROWINGS:
Federal Home Loan Bank Borrowings	$39,579	$39,610
Wholesale Repurchase Agreements	50,000	50,000
Junior Subordinated Debentures:
Capital Trust V	51,547	51,547
Slades Ferry Trust I	10,310	10,310
Subordinated Debentures	30,000	30,000

TOTAL LONG-TERM BORROWINGS	$181,436	$181,467

TOTAL BORROWINGS	$484,115	$537,686

Capital Resources The Federal Reserve, the FDIC, and other regulatory agencies have established capital guidelines for banks and bank holding companies. Risk-based capital guidelines issued by the federal regulatory agencies require banks to meet a minimum Tier 1 risk-based capital ratio of 4.0% and a total risk-based capital ratio of 8.0%. A minimum requirement of 4.0% Tier 1 leverage capital is also mandated. At March 31, 2012, the Company and the Bank exceeded the minimum requirements for Tier 1 risk-based, total risk-based capital, and Tier 1 leverage capital.

The Company’s and the Bank’s actual capital amounts and ratios are also presented in the following table:

Table 8 - Company and Bank’s Capital Amounts and Ratios

						To Be Well Capitalized
			For Capital			Under Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	March 31, 2012
	(Dollars in Thousands)
COMPANY (CONSOLIDATED):
Total Capital (to Risk Weighted Assets)	$496,278	12.73%	$311,761	≥	8.0%	N/A		N/A
Tier 1 Capital (to Risk Weighted Assets)	417,563	10.71	$155,880	≥	4.0	N/A		N/A
Tier 1 Capital (to Average Assets)	417,563	8.77	190,414	≥	4.0	N/A		N/A
BANK:
Total Capital (to Risk Weighted Assets)	$471,424	12.10%	$311,738	≥	8.0%	$389,672	≥	10.0%
Tier 1 Capital (to Risk Weighted Assets)	392,713	10.08	$155,869	≥	4.0	$233,803	≥	6.0
Tier 1 Capital (to Average Assets)	392,713	8.24	190,639	≥	4.0	238,298	≥	5.0

	December 31, 2011
	(Dollars in Thousands)
COMPANY (CONSOLIDATED):
Total Capital (to Risk Weighted Assets)	$485,688	12.78%	$304,097	≥	8.0%	N/A		N/A
Tier 1 Capital (to Risk Weighted Assets)	408,157	10.74	152,049	≥	4.0	N/A		N/A
Tier 1 Capital (to Average Assets)	408,157	8.61	189,576	≥	4.0	N/A		N/A
BANK:
Total Capital (to Risk Weighted Assets)	$462,715	12.17%	$304,066	≥	8.0%	$380,082	≥	10.0%
Tier 1 Capital (to Risk Weighted Assets)	385,189	10.13	152,033	≥	4.0	228,049	≥	6.0
Tier 1 Capital (to Average Assets)	385,189	8.12	189,698	≥	4.0	237,123	≥	5.0

On March 15, 2012 the Company’s Board of Directors declared a cash dividend of $0.21 per share to stockholders of record as of the close of business on March 26, 2012. This dividend was paid on April 5, 2012. For the quarter ended March 31, 2012, the dividend payout ratio amounted to 37.3%.

Investment Management As of March 31, 2012, the Rockland Trust Investment Management Group had assets under administration of $2.0 billion representing approximately 3,724 trust, fiduciary, and agency accounts. At December 31, 2011, assets under administration were $1.7 billion, representing approximately 3,607 trust, fiduciary, and agency accounts. Included in these amounts as of March 31, 2012 and December 31, 2011 are assets under administration of $129.3 million and $119.1 million, respectively, relating to the Company’s registered investment advisor, Bright Rock Capital Management, LLC, which provides institutional quality investment management services to institutional and high net worth clients. Revenue from the Investment Management Group amounted to $3.1 million and $2.9 million for the three months ended March 31, 2012 and 2011, respectively.

Additionally, for the three months ended March 31, 2012 and 2011, retail investments and insurance revenue was $430,000 and $350,000 respectively. Retail investments and insurance includes revenue from LPL Financial and its affiliates, LPL Insurance Associates, Inc., Savings Bank Life Insurance of Massachusetts, and Smith Companies LTD, a division of Capitas Financial, LLC.

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

Table 9 - Closed Residential Real Estate Loans

	Three Months Ended
	March 31,
	2012	2011
	(Dollars in Thousands)
HELD IN PORTFOLIO	$13,105	$19,312
SOLD OR HELD FOR SALE IN THE SECONDARY MARKET	65,653	62,413

TOTAL CLOSED LOANS	78,758	81,725

Included in the mortgage banking income results is the impact of the Bank’s mortgage servicing assets. Servicing assets are recognized as separate assets when rights are acquired through sale of loans with servicing rights retained. The principal balance of loans serviced by the Bank on behalf of investors amounted to $215.4 million at March 31, 2012 and $229.1 million at December 31, 2011. Upon sale, the mortgage servicing asset is established, which represents the then current estimated fair value based on market prices for comparable mortgage servicing contracts, when available, or alternatively is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. Impairment is determined by stratifying the rights based on predominant characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance, to the extent that fair value is less than the capitalized amount. If the Company later determines that all or a portion of the impairment no longer exists, a reduction of the allowance may be recorded as an increase to income. Servicing rights are recorded in other assets in the consolidated balance sheets, are amortized in proportion to and over the period of estimated net servicing income, and are assessed for impairment based on fair value at each reporting date. The following table shows fair value of the servicing rights associated with these loans and the changes for the periods indicated:

Table 10 - Mortgage Servicing Asset

	Three Months Ended
	March 31,
	2012	2011
	(Dollars in Thousands)
BALANCE AT BEGINNING OF PERIOD	$1,098	$1,619
ADDITIONS	29	33
AMORTIZATION	(124)	(139)
CHANGE IN VALUATION ALLOWANCE	31	38

BALANCE AT END OF PERIOD	$1,034	$1,551

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

The following table provides a summary of results of operations:

Table 11 - Summary of Results of Operations

	Three Months Ended
	March 31,
	2012	2011
	(Dollars in Thousands)
NET INCOME	$12,183	$11,188
DILUTED EARNINGS PER SHARE	$0.56	$0.52
RETURN ON AVERAGE ASSETS	1.00%	0.98%
RETURN ON AVERAGE EQUITY	10.31%	10.24%
STOCKHOLDERS’ EQUITY AS % OF ASSETS	9.60%	9.64%

Net Interest Income The amount of net interest income is affected by changes in interest rates and by the volume and mix of interest earning assets and interest bearing liabilities.

On a fully tax equivalent basis, net interest income for the first quarter of 2012 increased $322,000, or 0.7%, to $42.1 million, when compared to the first quarter of 2011. The Company’s net interest margin was 3.82% for the quarter ended March 31, 2012 as compared to 4.02% for the quarter ended March 31, 2011. The Company’s interest rate spread (the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities) was 3.65% and 3.82% for the first quarters of 2012 and 2011, respectively. The decline in the net interest margin is primarily the result of assets re-pricing in a lower rate environment without the ability to fully offset this impact through a reduction in funding costs.

The following tables present the Company’s daily average balances, net interest income, interest rate spread, and net interest margin for the three months ending March 31, 2012 and 2011. For purposes of the table and the following discussion, income from interest-earning assets and net interest income are presented on a fully-taxable equivalent basis by adjusting income and yields earned on tax-exempt interest received on securities and loans, to make them equivalent to income and yields on fully-taxable earning assets. The fully-taxable equivalent was calculated using the blended federal and state statutory tax rate:

Table 12 - Average Balance, Interest Earned/Paid & Average Yields

	Three Months Ended March 31,
	2012			2011
	Average Balance	Interest Earned/ Paid	Yield/ Rate	Average Balance	Interest Earned/ Paid	Yield/ Rate
	(Dollar in Thousands)
INTEREST-EARNING ASSETS
INTEREST EARNING DEPOSITS WITH BANKS, FEDERAL FUNDS SOLD, AND SHORT-TERM INVESTMENTS	$53,228	$33	0.25%	$27,652	$17	0.25%
SECURITIES
Trading Assets	5,490	38	2.78%	8,124	63	3.15%
Taxable Investment Securities	530,323	4,489	3.40%	568,933	5,430	3.87%
Non-taxable Investment Securities (1)	2,493	49	7.91%	10,175	191	7.61%

TOTAL SECURITIES	538,306	4,576	3.42%	587,232	5,684	3.93%
LOANS HELD FOR SALE	17,189	130	3.04%	14,190	119	3.40%
LOANS
Commercial and Industrial	579,087	5,901	4.10%	500,202	5,401	4.38%
Commercial Real Estate (1)	1,848,121	22,734	4.95%	1,749,292	23,197	5.38%
Commercial Construction	142,729	1,543	4.35%	123,501	1,410	4.63%
Small Business	78,706	1,137	5.81%	80,286	1,179	5.96%

TOTAL COMMERCIAL	2,648,643	31,315	4.76%	2,453,281	31,187	5.16%
Residential Real Estate	410,604	4,466	4.37%	468,146	5,399	4.68%
Residential Construction	11,622	130	4.50%	3,712	44	4.81%
Consumer - Home Equity	717,620	6,660	3.73%	601,624	5,622	3.79%

TOTAL CONSUMER REAL ESTATE	1,139,846	11,256	3.97%	1,073,482	11,065	4.18%
TOTAL OTHER CONSUMER	38,698	771	8.01%	64,066	1,229	7.78%

TOTAL LOANS	3,827,187	43,342	4.55%	3,590,829	43,481	4.91%

TOTAL INTEREST EARNING ASSETS	4,435,910	48,081	4.36%	4,219,903	49,301	4.74%

CASH AND DUE FROM BANKS	58,226			52,023
FEDERAL HOME LOAN BANK STOCK	35,275			35,854
OTHER ASSETS	367,401			320,658

TOTAL ASSETS	$4,896,812			$4,628,438

INTEREST-BEARING LIABILITIES
DEPOSITS
Savings and Interest Checking Accounts	$1,424,455	$697	0.20%	$1,289,201	$760	0.24%
Money Market	769,891	639	0.33%	723,946	785	0.44%
Time Deposits	626,478	1,403	0.90%	672,893	1,940	1.17%

TOTAL INTEREST-BEARING DEPOSITS	2,820,824	2,739	0.39%	2,686,040	3,485	0.53%
BORROWINGS
Federal Home Loan Bank and Other Borrowings	226,365	1,344	2.39%	338,218	1,910	2.29%
Wholesale Repurchase Agreements	50,000	289	2.32%	50,000	519	4.21%
Customer Repurchase Agreements	158,489	110	0.28%	128,185	132	0.42%
Junior Subordinated Debentures	61,857	920	5.98%	61,857	904	5.93%
Subordinated Debentures	30,000	541	7.25%	30,000	535	7.23%

TOTAL BORROWINGS	526,711	3,204	2.45%	608,260	4,000	2.67%

TOTAL INTEREST-BEARING LIABILITIES	3,347,535	5,943	0.71%	3,294,300	7,485	0.92%

DEMAND DEPOSITS	985,455			831,032
OTHER LIABILITIES	88,598			59,791

TOTAL LIABILITIES	4,421,588			4,185,123
STOCKHOLDERS’ EQUITY	475,224			443,315

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,896,812			$4,628,438

NET INTEREST INCOME		$42,138			$41,816

INTEREST RATE SPREAD (2)			3.65%			3.82%

NET INTEREST MARGIN (3)			3.82%			4.02%

SUPPLEMENTAL INFORMATION:
Total Deposits, including Demand Deposits	$3,806,279	$2,739		$3,517,072	$3,485
Cost of Total Deposits			0.29%			0.40%
Total Funding Liabilities, including Demand Deposits	$4,332,990	$5,943		$4,125,332	$7,485
Cost of Total Funding Liabilities			0.55%			0.74%

(1)	The total amount of adjustment to present interest income and yield on a fully tax-equivalent basis is $285,000 and $343,000 for the three months ended March 31, 2012 and 2011, respectively.
(2)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)	Net interest margin represents annualized net interest income as a percentage of average interest-earning assets

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

Table 13 - Volume Rate Analysis

	Three Months Ended March 31,
	2012 Compared To 2011			2011 Compared To 2010
	Change Due to Rate (1)	Change Due to Volume	Total Change	Change Due to Rate (1)	Change Due to Volume	Total Change
	(Dollars In Thousands)
INCOME ON INTEREST-EARNING ASSETS
INTEREST EARNING DEPOSITS, FEDERAL FUNDS SOLD AND SHORT TERM INVESTMENTS	$0	$16	$16	($12)	$5	($7)
SECURITIES:
Trading Assets	(5)	(20)	(25)	(9)	12	3
Taxable Securities	(572)	(369)	(941)	(983)	4	(979)
Non-Taxable Securities (2)	2	(144)	(142)	9	(160)	(151)

TOTAL SECURITIES			(1,108)			(1,127)
LOANS HELD FOR SALE	(14)	25	11	(92)	105	13
LOANS:
Commercial and Industrial	(352)	852	500	(222)	1,375	1,153
Commercial Real Estate	(1,774)	1,311	(463)	(1,749)	1,688	(61)
Commercial Construction	(87)	220	133	(85)	(581)	(666)
Small Business	(19)	(23)	(42)	(6)	(32)	(38)

TOTAL COMMERCIAL			128			388
Residential Real Estate	(269)	(664)	(933)	(375)	(991)	(1,366)
Residential Construction	(8)	94	86	(4)	(70)	(74)
Consumer - Home Equity	(46)	1,084	1,038	(66)	1,166	1,100

TOTAL CONSUMER REAL ESTATE			191			(340)
TOTAL OTHER CONSUMER	29	(487)	(458)	3	(786)	(783)

TOTAL LOANS (2)(3)			(139)			(735)

TOTAL INCOME OF INTEREST-EARNING ASSETS			($1,220)			($1,856)

EXPENSE OF INTEREST-BEARING LIABILITIES
DEPOSITS:
Savings and Interest Checking Accounts	($143)	$80	($63)	($685)	$261	($424)
Money Market	(196)	50	(146)	(576)	41	(535)
Time Certificates of Deposits	(403)	(134)	(537)	(659)	(836)	(1,495)

TOTAL INTEREST BEARING DEPOSITS			(746)			(2,454)
BORROWINGS:
Federal Home Loan Bank and Other Borrowings	66	(632)	(566)	(490)	(32)	(522)
Wholesale Repurchase Agreements	(230)	—	(230)	—	—	—
Customer Repurchase Agreements	(53)	31	(22)	(150)	(29)	(179)
Junior Subordinated Debentures	16	—	16	2	—	2
Subordinated Debt	6	—	6	—	—	—

TOTAL BORROWINGS			(796)			(699)

TOTAL EXPENSE OF INTEREST-BEARING LIABILITIES			($1,542)			($3,153)

CHANGE IN NET INTEREST INCOME			$322			$1,297

(1)	The changes for each category of interest income and expense are divided between the portion of change attributable to the variance in volume and the portion of the change attributable to the variances in rate for that category. The unallocated change in rate or volume variance has been allocated to the rate variances.
(2)	The total amount of adjustment to present interest income and yield on a fully tax-equivalent basis is $285,000 and 343,000 for the three months ended March 31, 2012 and 2011, respectively.
(3)	Loans include portfolio loans and nonaccrual loans, however unpaid interest on nonaccrual loans has not been included for purposes of determining interest income.

Provision For Loan Losses The provision for loan losses represents the charge to expense that is required to maintain an adequate level of allowance for loan losses. The provision for loan losses totaled $1.6 million at March 31, 2012, compared with $2.2 million at March 31, 2011, a decrease of $600,000. The Company’s allowance for loan losses, as a percentage of total loans, was 1.25% at March 31, 2012, as compared to 1.27% at December 31, 2011. For the three months ended March 31, 2012, net loan charge-offs totaled $1.5 million, compared to $2.0 million for the three months ended March 31, 2011.

The decrease in the amount of the provision for loan losses is the result of improvements in certain asset quality measures, offset by shifts in the composition of loan portfolio mix, as certain portfolios require different levels of allowance allocation based upon the risks associated with each portfolio, as well as portfolio growth of outstanding balances.

Although the national economic environment remains challenging, regional and local general economic conditions continued to show gradual improvement through the first quarter of 2012, as measured in terms of employment levels, statewide economic activity, and other regional economic indicators. Local residential real estate market fundamentals were mixed during the first quarter of 2012, characterized by a higher level of home sales compared to the same period in 2011 but lower median sales prices. Additionally, foreclosure activity was elevated in early 2012. Regional commercial real estate market conditions were mixed, with some areas experiencing a continued recovery, and others still exhibiting weaker fundamentals. Leading economic indicators signal continued economic improvement through the second quarter of 2012, however many downside risks still exist.

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

Noninterest Income The following table sets forth information regarding noninterest income for the periods shown:

Table 14 - Noninterest Income

	Three Months Ended
	March 31,		Change
	2012	2011	Amount	%
	(Dollars In Thousands)
SERVICE CHARGES ON DEPOSIT ACCOUNTS	$3,889	$3,959	$(70)	-1.77%
INTERCHANGE AND ATM FEES	2,368	1,702	666	39.13%
INVESTMENT MANAGEMENT	3,563	3,216	347	10.79%
MORTGAGE BANKING	1,330	1,047	283	27.03%
INCREASE IN CASH SURRENDER VALUE OF LIFE INSURANCE POLICIES	713	706	7	0.99%
OTHER NONINTEREST INCOME	2,046	2,008	38	1.89%

TOTAL	$13,909	$12,638	$1,271	10.06%

Noninterest income amounted to $13.9 million during the three months ended March 31, 2012, a $1.3 million, or 10.4%, increase from the same period in the prior year. The primary reasons for the variances in the noninterest income category shown in the preceding table are noted below:

Interchange and ATM fees increased by $666,000, or 39.1%, during the three months ended March 31, 2012, driven by strong debit card income growth related to successful sales and marketing programs as well as a one-time vendor rebate.

Investment management revenue increased by $347,000, or 10.8%, during the three months ended March 31, 2012, as compared to the same period in the prior year. This increase is mainly due to increases in assets under administration, which were $2.0 billion at March 31, 2012 an increase of $334.0 million, or 20.3%, as compared to the same period in the prior year. The increase is due to the general increases in the stock market in these comparable periods and additional asset flows from new clients.

Mortgage banking increased by $283,000, or 27.0%, during the three months ended March 31, 2012, due to favorable pricing combined with reduced commission expense.

Noninterest Expense The following table sets forth information regarding non-interest expense for the periods shown:

Table 15 - Noninterest Expense

	Three Months Ended
	March 31,		Change
	2012	2011	Amount	%
	(Dollars in Thousands)
SALARIES AND EMPLOYEE BENEFITS	$21,436	$20,252	$1,184	5.85%
OCCUPANCY AND EQUIPMENT EXPENSE	4,300	4,575	(275)	-6.01%
DATA PROCESING AND FACILITIES MANAGEMENT	1,175	1,638	(463)	-28.27%
ADVERTISING	738	938	(200)	-21.32%
FDIC ASSESSMENT	749	1,291	(542)	-41.98%
CONSULTING EXPENSE	626	518	108	20.85%
LEGAL FEES	647	419	228	54.42%
TELECOMMUNICATIONS	618	527	91	17.27%
DEBIT CARD EXPENSE	559	509	50	9.82%
OTHER NONINTEREST EXPENSE	6,510	5,815	695	11.95%

TOTAL	$37,358	$36,482	$876	2.40%

Noninterest expense increased by $876,000, or 2.4%, during the three months ended March 31, 2012, as compared to the same period in the prior year. The primary reasons for the variances in the noninterest expense category shown in the preceding table are noted below:

Salaries and employee benefits increased by $1.2 million, or 5.9%, during the three months ended March 31, 2012, as compared to the same period in 2011, with the increase attributable to salary merit increases, increased equity compensation, and expansion of the commercial banking business to support growth initiatives.

Occupancy and equipment expense decreased by $275,000, or 6.0%, during the three months ended March 31, 2012. The decrease is due to lower winter-related costs which decreased by $475,000, offset by an increase in the depreciation expense of equipment of $121,000, due to the installation of new image-enabled ATMs.

Data processing and facilities management expense decreased by $463,000, or 28.3%, during the three months ended March 31, 2012, due primarily to a change to a lower cost service provider.

FDIC Assessment decreased by $542,000, or 42.0%, during the three months ended March 31, 2012, due to a lower assessment rate that became effective during the second quarter of 2011.

Other noninterest expense increased by $695,000, or 12.0%, during the three months ended March 31, 2012, primarily due to increases in the Massachusetts Division of Banks assessment of $285,000, recovery and collection fees of $258,000, and loss on sale of other real estate owned of $126,000.

Income Taxes The tax effect of all income and expense transactions is recognized by the Company in each year’s consolidated statements of income, regardless of the year in which the transactions are reported for income tax purposes. The following table sets forth information regarding the Company’s tax provision and applicable tax rates for the periods indicated:

Table 16 - Tax Provision and Applicable Tax Rates

	Three Months
	Ended March 31,
	2012	2011
	(Dollars in Thousands)
COMBINED FEDERAL AND STATE INCOME TAX PROVISIONS	$4,621	$4,201
EFFECTIVE INCOME TAX RATES	27.50%	27.30%
BLENDED FEDERAL AND STATE STATUTORY TAX RATE	40.85%	41.18%

The lower statutory rate in 2012 is driven by a change in Massachusetts state legislation which was enacted in 2008, which reduced the state tax rate by 1.5% over a three year period. The state tax rate was 9.0% and 9.5% for 2012 and 2011, respectively. The effective income tax rates are lower than the blended statutory tax rates, due to certain tax preference assets such as life insurance policies and tax exempt bonds as well as federal tax credits recognized, primarily in connection with the New Markets Tax Credit (“NMTC”) program.

As of March 31, 2012, the Company has been awarded a total of $191.0 million in tax credit allocation authority under the Federal New Markets Tax Credit Program. Tax credits are eligible to be recognized over a seven year period totaling 39.0% of the total award, as capital is invested into a subsidiary which will lend to qualifying businesses in low income communities. The Company will have invested $145.0 million by the end of 2012 and, accordingly, will be eligible to recognize tax credits totaling $56.6 million. The total amount awarded to the Company will result in aggregate tax credits totaling $74.5 million. The following table details the tax credit recognition by year associated with this program:

Table 17 - New Markets Tax Credit Recognition Schedule

Investment			2004 - 2011	2012	2013	2014	2015	2016	2017	2018	Total Credits
			(Dollars in Thousands)
2004	$15	M	$5,850	$—	$—	$—	$—	$—	$—	$—	$5,850
2005	15	M	5,850	—	—	—	—	—	—	—	5,850
2007	38.2	M	10,314	2,292	2,292	—	—	—	—	—	14,898
2008	6.8	M	1,428	408	408	408	—	—	—	—	2,652
2009	10	M	1,500	600	600	600	600	—	—	—	3,900
2010	40	M	4,000	2,000	2,400	2,400	2,400	2,400	—	—	15,600
2012	20	M (1)	—	1,000	1,000	1,000	1,200	1,200	1,200	1,200	7,800

TOTAL	$145	M	$28,942	$6,300	$6,700	$4,408	$4,200	$3,600	$1,200	$1,200	$56,550

(1)	As of March 31, 2012 the Company has an additional $46 million related to these awards which has yet to be invested into a subsidiary.

Deferred tax assets generally represent items that can be used as a tax deduction or credit in future income tax returns, for which a financial statement tax benefit has already been recognized. The realization of the net deferred tax asset generally depends upon future levels of taxable income and the existence of prior years’ taxable income to which “carry-back” refund claims could be made. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. The effect of a change in enacted tax rates on the deferred tax assets is recognized in income in the period that includes the enactment date. The Company had no recorded tax valuation allowance as of March 31, 2012 and 2011.

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

Credit Risk Credit risk primarily represents the possibility that customers may not repay loans according to their terms due to a decline in their credit quality. In some cases, the collateral securing the payment of the loans may be sufficient to assure repayment, but in other cases the Company may experience significant credit losses which could have an adverse effect on its operating results. The Company makes various assumptions and judgments about the collectability of its loan portfolio, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. For further discussion regarding the credit risk and the credit quality of the Company’s loan portfolio, see Note 3, “Loans, Allowance for Loan Losses, and Credit Quality” within Notes to Consolidated Financial Statements included in Item 1 hereof.

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

Compliance Risk Compliance risk represents the risk of regulatory sanctions or financial loss resulting from the Company’s failure to comply with rules and regulations issued by, but not limited to, the various banking regulatory agencies, the U.S. Securities and Exchange Commission, the NASDAQ Stock Market, and the Internal Revenue Service. Activities which may expose the Company to compliance risk include, but are not limited to, those dealing with the prevention of money laundering, privacy and data protection, adherence to all applicable laws and regulations, community reinvestment initiatives and employment and tax matters. Compliance risk is mitigated through the use of written policies and procedures, training of staff, and monitoring of activities for adherence to those procedures.

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

The Company’s policy on interest-rate risk simulation specifies that if interest rates were to shift gradually up or down 200 basis points, estimated net interest income for the subsequent 12 months should decline by less than 6.0%. Given the unusually low rate environment at March 31, 2012 and 2011, the Company also assumed a 100 basis point decline in interest rates, for certain points of the yield curve, in addition to the normal 200 basis point increase in rates. The Company also reviews numerous other scenarios, such as the 500 basis point increasing rate scenario. This scenario assumes a flattening yield curve where short-term rates move up by 500 basis points while longer term rates increase less dramatically. The following table sets forth the estimated effects on the Company’s net interest income over a 12-month period following the indicated dates in the event of the designated increases or decreases in market interest rates:

Table 18 - Interest Rate Sensitivity

	Three Months Ended
	March 31,
	2012	2011
200 BASIS POINT RATE INCREASE	2.4%	0.4%
100 BASIS POINT RATE DECREASE	0.5%	0.4%
500 BASIS POINT RATE INCREASE FLATTENING CURVE	2.9%	0.3%

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

The Company’s policy on interest rate risk simulation specifies that estimated net interest income for the subsequent 12 months for all simulations should decline by less than 10.0%. The Company was well within policy limits at March 31, 2012 and 2011. The most significant factors affecting market risk exposure of the Company’s net interest income during 2011 were (i) the shape of the U.S. Government securities and interest rate swap yield curve, (ii) the level of U.S. prime interest rate and LIBOR rates, and (iii) the level of interest rates being offered on long-term fixed rate loans.

The Company manages the interest rate risk inherent in both its loan and borrowing portfolios by utilizing interest rate swap agreements and interest rate caps and floors. An interest rate swap is an agreement whereby one party agrees to pay a floating rate of interest on a notional principal amount in exchange for receiving a fixed rate of interest on the same notional amount for a predetermined period of time from a second party. Interest rate caps and floors are agreements whereby one party agrees to pay a floating rate of interest on a notional principal amount for a predetermined period of time to a second party if certain market interest rate thresholds are realized. The amounts relating to the notional principal amount are not actually exchanged. See Note 6, “Derivatives and Hedging Activities” within Notes to Consolidated Financial Statements included in Item 1 hereof for additional information regarding the Company’s Derivative Financial Instruments.

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

The Company’s earnings are not directly or materially impacted by movements in foreign currency rates or commodity prices although movements in equity prices may have a modest impact on earnings by affecting the volume of activity or the amount of fees from investment-related business lines.

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

The Company actively manages its liquidity position under the direction of the Asset/ Liability Committee (ALCO). The Company’s primary measure of liquidity is the Basic Surplus/Deficit as a percentage of assets. This ratio, which is an analysis of the relationship between liquid assets and short-term liabilities relative to total assets, was well within policy limits at March 31, 2012. The Basic Surplus measure is affected primarily by changes in deposits, securities and short-term investments, loans and borrowings. An increase in deposits, without a corresponding increase in nonliquid assets, will improve the Basic Surplus measure, whereas, an increase in loans, with no increase in deposits, will decrease the measure. Other factors affecting the Basic Surplus measure include collateral requirements at the FHLB, changes in the securities portfolio, and the mix of deposits.

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

The table below shows current and unused liquidity capacity from various sources as of March 31, 2012 and December 31, 2011:

Table 19 - Sources of Liquidity

	March 31, 2012			December 31, 2011
		Additional			Additional
	Outstanding	Borrowing Capacity		Outstanding	Borrowing Capacity
	(Dollars in Thousands)
FEDERAL HOME LOAN BANK OF BOSTON	$194,580	$567,553		$229,701	$526,556
FEDERAL RESERVE BANK OF BOSTON	—	782,418		—	618,787
UNPLEDGED SECURITIES	—	161,653		—	83,791
CUSTOMER REPURCHASE AGREEMENTS	147,678	—	(1)	166,128	—	(1)
WHOLESALE REPURCHASE AGREEMENTS	50,000	—	(1)	50,000	—	(1)
JUSNIOR SUBORDINATED DEBENTURES	61,857	—	(1)	61,857	—	(1)
SUBORDINATED DEBT	30,000	—	(1)	30,000	—	(1)
BROKERED DEPOSITS(2)	80,880	—	(1)	78,965	—	(1)

	$564,995	$1,511,624		$616,651	$1,229,134

(1)	The additional borrowing capacity has not been assessed for these categories.
(2)	Inclusive of $57.1 million and $55.2 million of brokered deposits acquired through participation in the CDARS program as of March 31, 2012 and December 31, 2011, respectively.

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

Off-Balance Sheet Arrangements There have been no material changes in off-balance sheet financial instruments during the three months ended March 31, 2012. Please refer to the 2011 Form 10-K for a complete table of contractual obligations, commitments, contingencies and off-balance sheet financial instruments.

Contractual Obligations, Commitments, and Contingencies There have been no material changes in contractual obligations, commitments, or contingencies during the three months ended March 31, 2012. Please refer to the 2011 Form 10-K for a complete table of contractual obligations, commitments, contingencies, and off-balance sheet financial instruments.

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

Changes in Internal Controls over Financial Reporting. There were no changes in our internal control over financial reporting that occurred through the first quarter of 2012 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

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

Item 1A. Risk Factors

As of the date of this report, there have been no material changes with regard to the Risk Factors disclosed in Item 1A of our 2011 Annual Report on Form 10-K, which are incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c) The following table sets forth information regarding the Company’s repurchases of its common stock during the three months ended March 31, 2012:

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plan or Program
PERIOD:
January 1 to January 31, 2012	—	$—	—	—
February 1 to February 29, 2012	20,034	28.18	—	—
March 1 to March 31, 2012	—	—	—	—

TOTAL	20,034		—	—

(1)	Shares repurchased relate to the surrendering of mature shares for the exercise and/or vesting of stock compensation grants.
(2)	The Company does not currently have a stock repurchase program or plan in place.

Item  3. Defaults Upon Senior Securities - None

Item 4. Mine Safety Disclosures - None

Item 5. Other Information - None

Item 6. Exhibits

Exhibits Index

No.	Exhibit

3.(i)	Restated Articles of Organization, as adopted May 20, 2010, incorporated by reference to Form 8-K filed on May 24, 2010.

3.(ii)	Amended and Restated Bylaws of the Company, incorporated by reference to Form 8-K filed on May 24, 2010.

4.1	Specimen Common Stock Certificate, incorporated by reference to Form 10-K for the year ended December 31, 1992.

4.2	Specimen preferred Stock Purchase Rights Certificate, incorporated by reference to Form 8-A Registration Statement filed on November 5, 2001.

4.3	Indenture of Registrant relating the Junior Subordinated Debt Securities issued to Independent Capital Trust V is incorporated by reference to Form 10-K for the year ended December 31, 2006 filed on February 28, 2007.

4.4	Form of Certificate of Junior Subordinated Debt Security for Independent Capital Trust V (included as Exhibit A to Exhibit 4.9)

4.5	Amended and Restated Declaration of Trust for Independent Capital Trust V is incorporated by reference to Form 10-K for the year ended December 31, 2006 filed on February 28, 2007.

4.6	Form of Capital Security Certificate for Independent Capital Trust V (included as Exhibit A-1 to Exhibit 4.9).

4.7	Guarantee Agreement relating to Independent Capital Trust V is incorporated by reference to Form 10-K for the year ended December 31, 2006 filed on February 28, 2007.

4.8	Forms of Capital Securities Purchase Agreements for Independent Capital Trust V is incorporated by reference to Form 10-K for the year ended December 31, 2006 filed on February 28, 2007.

4.9	Subordinated Debt Purchase Agreement between USB Capital Resources and Rockland Trust Company dated as of August 27, 2008 is incorporated by reference to Form 8-K filed on September 2, 2008.

4.10	Rockland Trust Company Employee Savings, Profit Sharing and Stock Ownership Plan incorporated by reference to Form S-8 filed on April 16, 2010.

4.11	Independent Bank Corp. 2010 Dividend Reinvestment and Stock Purchase Plan incorporated by reference to Form S-3 filed on August 24, 2010.

10.1	Independent Bank Corp. 1996 Nonemployee Directors’ Stock Option Plan incorporated by reference to Definitive Proxy Statement for the 1996 Annual Meeting of Stockholders filed on March 19, 1996.

10.2	Independent Bank Corp. 1997 Employee Stock Option Plan incorporated by reference to the Definitive Proxy Statement for the 1997 Annual Meeting of Stockholders filed on March 20, 1997.

10.3	Independent Bank Corp. Amended and Restated 2005 Employee Stock Plan incorporated by reference to Form S-8 filed on June 17, 2011.

10.4	Renewal Rights Agreement dated as of September 14, 2000 by and between the Company and Rockland Trust, as Rights Agent, is incorporated by reference to Form 8-K filed on October 23, 2000.

10.5	Independent Bank Corp. Deferred Compensation Program for Directors (restated as amended as of December 1, 2000) is incorporated by reference to Form 10-K for the year ended December 31, 2000.

10.6	Master Securities Repurchase Agreement, incorporated by reference to Form S-1 Registration Statement filed on September 18, 1992.

10.7	Revised employment agreements between Christopher Oddleifson, Raymond G. Fuerschbach, Edward F. Jankowski, Jane L. Lundquist, Gerard F. Nadeau, Edward H. Seksay, and Denis K. Sheahan and the Company and/or Rockland Trust and a Rockland Trust Company amended and restated Supplemental Executive Retirement Plan dated November 20, 2008 are incorporated by reference to Form 8-K filed on November 21, 2008.

10.8	Specimen forms of stock option agreements for the Company’s Chief Executive and other executive officers are incorporated by reference to Form 8-K filed on December 20, 2005.

10.9	On-Site Outsourcing Agreement by and between Fidelity Information Services, Inc. and Independent Bank Corp., effective as of November 1, 2004 is incorporated by reference to Form 10-K for the year ended December 31, 2004 filed on March 4, 2005. Amendment to On-Site Outsourcing Agreement incorporated by reference to Form 8-K filed on May 7, 2008.

10.10	New Markets Tax Credit program Allocation Agreement between the Community Development Financial Institutions Fund of the United States Department of the Treasury and Rockland Community Development with an Allocation Effective Date of September 22, 2004 is incorporated by reference to Form 8-K filed on October 14, 2004.

10.11	Independent Bank Corp. 2006 Nonemployee Director Stock Plan incorporated by reference to Form S-8 filed on April 17, 2006.

10.12	Independent Bank Corp. 2006 Stock Option Agreement for Nonemployee Director is incorporated by reference to Form 10-Q filed on May 9, 2006.

10.13	Independent Bank Corp. 2006 Restricted Stock Agreement for Nonemployee Director is incorporated by reference to Form 10-Q filed on May 9, 2006.

10.14	New Markets Tax Credit program Allocation Agreement between the Community Development Financial Institutions Fund of the United States Department of the Treasury and Rockland Community Development with an Allocation Effective Date of January 9, 2007 is incorporated by reference to Form 10-K for the year ended December 31, 2006 filed on February 28, 2007.

10.15	New Markets Tax Credit program Allocation Agreement between the Community Development Financial Institutions Fund of the United States Department of the Treasury and Rockland Community Development with an Allocation Effective Date of June 18, 2009 is incorporated by reference to the third quarter 2009 Form 10-Q.

10.16	New Markets Tax Credit program Allocation Agreement between the Community Development Financial Institutions Fund of the United States Department of the Treasury and Rockland Community Development with an Allocation Effective Date of April 17, 2012 is incorporated by reference to Form 8-K filed on April 26, 2012.

10.17	Item Processing and Other Services Agreement dated and effective as of July 1, 2010 by and between Fidelity Information Services, Inc. and Independent Bank Corp. is incorporated by reference to Form 10-Q filed August 5, 2010.

10.18	Independent Bank Corp. 2010 Nonemployee Director Stock Plan, incorporated by reference to Form 8-K filed May 24, 2010.

10.19	Independent Bank Corp. 2010 Stock Option Agreement for Nonemployee Director, incorporated by reference to Form 8-K filed May 24, 2010.

10.20	Independent Bank Corp. 2010 Restricted Stock Agreement for Nonemployee Director, incorporated by reference to Form 8-K filed May 24, 2010.

31.1	Section 302 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.*

31.2	Section 302 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.*

32.1	Section 906 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.+

32.2	Section 906 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.+

101.INS	XBRL Instance Document +

101.SCH	XBRL Taxonomy Extension Schema Document +

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document +

101. LAB	XBRL Taxonomy Extension Label Linkbase Documents +

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document +

*	Filed herewith
+	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDEPENDENT BANK CORP.
(registrant)
Date: May 7, 2012
/s/ Christopher Oddleifson
Christopher Oddleifson
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2012	/s/ Denis K. Sheahan
Denis K. Sheahan
Chief Financial Officer
(Principal Financial Officer)

INDEPENDENT BANK CORP.
(registrant)