Form 10-Q
period 2012-06-30
INDEPENDENT BANK CORP
filed 2012-08-07
CIK 776901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 1, 2012, there were 21,654,707 shares of the issuer’s common stock outstanding, par value $0.01 per share.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

INDEPENDENT BANK CORP.

CONSOLIDATED BALANCE SHEETS

(Unaudited—Dollars in Thousands)

	June 30,	December 31,
	2012	2011
ASSETS
CASH AND DUE FROM BANKS	$65,826	$58,301
INTEREST EARNING DEPOSITS WITH BANKS	121,029	179,203
FEDERAL FUNDS SOLD	1,524	—
SECURITIES:
Trading Securities	—	8,240
Securities Available for Sale	338,331	305,332
Securities Held to Maturity (fair value $196,199 and $211,494)	188,450	204,956

TOTAL SECURITIES	526,781	518,528

LOANS HELD FOR SALE (at fair value)	22,310	20,500
LOANS:
Commercial and Industrial	625,695	575,716
Commercial Real Estate	1,912,563	1,847,654
Commercial Construction	149,990	128,904
Small Business	79,738	78,509
Residential Real Estate	389,053	416,570
Residential Construction	14,960	9,631
Home Equity—1st Position	466,136	381,766
Home Equity—2nd Position	310,717	314,297
Consumer—Other	31,937	41,343

TOTAL LOANS	3,980,789	3,794,390
Less: Allowance for Loan Losses	(48,403)	(48,260)

NET LOANS	3,932,386	3,746,130

FEDERAL HOME LOAN BANK STOCK	33,564	35,854
BANK PREMISES AND EQUIPMENT, NET	49,384	48,252
GOODWILL	130,074	130,074
IDENTIFIABLE INTANGIBLE ASSETS	9,850	10,648
CASH SURRENDER VALUE OF LIFE INSURANCE POLICIES	87,525	86,137
OTHER REAL ESTATE OWNED & OTHER FORECLOSED ASSETS	11,275	6,924
OTHER ASSETS	133,036	129,689

TOTAL ASSETS	$5,124,564	$4,970,240

LIABILITIES AND STOCKHOLDERS’ EQUITY
DEPOSITS:
Demand Deposits	$1,070,279	$992,418
Savings and Interest Checking Accounts	1,560,523	1,473,812
Money Market	807,796	780,437
Time Certificates of Deposit Over $100,000	249,293	225,099
Other Time Certificates of Deposits	390,242	405,063

TOTAL DEPOSITS	4,078,133	3,876,829

BORROWINGS:
Federal Home Loan Bank and Other Borrowings	189,522	229,701
Wholesale Repurchase Agreements	50,000	50,000
Customer Repurchase Agreements	144,838	166,128
Junior Subordinated Debentures	61,857	61,857
Subordinated Debentures	30,000	30,000

TOTAL BORROWINGS	476,217	537,686

OTHER LIABILITIES	86,622	86,668

TOTAL LIABILITIES	4,640,972	4,501,183

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred Stock, $.01 par value. Authorized: 1,000,000 Shares, Outstanding: None	—	—
Common Stock, $.01 par value. Authorized: 75,000,000
Issued and Outstanding: 21,627,710 Shares at June 30, 2012 and 21,499,768 Shares at December 31, 2011 (includes 263,124 and 235,540 shares of unvested participating restricted stock awards, respectively)	214	213
Shares Held in Rabbi Trust at Cost 176,981
Shares at June 30, 2012 and 180,058 Shares at December 31, 2011	(3,078)	(2,980)
Deferred Compensation Obligation	3,078	2,980
Additional Paid in Capital	236,279	233,878
Retained Earnings	251,429	239,452
Accumulated Other Comprehensive Loss, Net of Tax	(4,330)	(4,486)

TOTAL STOCKHOLDERS’ EQUITY	483,592	469,057

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,124,564	$4,970,240

The accompanying notes are an integral part of these consolidated financial statements.

INDEPENDENT BANK CORP.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited—Dollars in Thousands, Except Per Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
INTEREST INCOME:
Interest on Loans	$43,813	$43,938	$86,891	$87,154
Taxable Interest and Dividends on Securities	4,415	5,357	8,942	10,850
Nontaxable Interest and Dividends on Securities	23	95	52	208
Interest on Loans Held for Sale	156	70	286	189
Interest on Federal Funds Sold	19	14	51	31

TOTAL INTEREST AND DIVIDEND INCOME	48,426	49,474	96,222	98,432

INTEREST EXPENSE:
Interest on Deposits	2,687	3,544	5,426	7,029
Interest on Borrowings	3,111	3,854	6,316	7,854

TOTAL INTEREST EXPENSE	5,798	7,398	11,742	14,883

NET INTEREST INCOME	42,628	42,076	84,480	83,549

PROVISION FOR LOAN LOSSES	8,500	3,482	10,100	5,682

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	34,128	38,594	74,380	77,867

NONINTEREST INCOME:
Service Charges on Deposit Accounts	3,923	4,192	7,812	8,151
Interchange and ATM Fees	2,399	1,974	4,767	3,676
Investment Management	3,827	3,603	7,390	6,819
Mortgage Banking Income	1,463	683	2,793	1,730
Increase in Cash Surrender Value of Life Insurance Policies	741	860	1,454	1,566
Net Gain on Sales of Securities	—	723	—	723
Gross Change on OTTI Securities	(106)	170	168	419
Less: Portion of OTTI Losses Recognized in OCI	30	(306)	(244)	(595)

Net Impairment Losses Recognized in Earnings on Securities	(76)	(136)	(76)	(176)
Other Noninterest Income	2,706	1,575	4,753	3,583

TOTAL NONINTEREST INCOME	14,983	13,474	28,893	26,072

NONINTEREST EXPENSES:
Salaries and Employee Benefits	19,775	19,762	41,211	40,014
Occupancy and Equipment Expenses	4,234	4,263	8,534	8,838
Advertising Expense	1,473	1,606	2,210	2,544
Data Processing & Facilities Management	1,099	1,038	2,274	2,676
FDIC Assessment	830	778	1,579	2,069
Merger and Acquisition Expenses	672	—	672	—
Telecommunications	666	534	1,284	1,061
Consulting Expense	583	512	1,209	1,029
Legal Fees	447	647	1,095	1,066
Foreclosure Expenses	124	594	323	1,021
Other Non-Interest Expenses	7,096	7,122	13,965	13,020

TOTAL NONINTEREST EXPENSES	36,999	36,856	74,356	73,338

INCOME BEFORE INCOME TAXES	12,112	15,212	28,917	30,601
PROVISION FOR INCOME TAXES	3,238	4,092	7,860	8,293

NET INCOME	$8,874	$11,120	$21,057	$22,308

BASIC EARNINGS PER SHARE	$0.41	$0.52	$0.98	$1.04

DILUTED EARNINGS PER SHARE	$0.41	$0.52	$0.97	$1.04

WEIGHTED AVERAGE COMMON SHARES (BASIC)	21,623,827	21,441,864	21,592,416	21,370,457
COMMON SHARE EQUIVALENTS	20,377	39,159	22,251	43,775

WEIGHTED AVERAGE COMMON SHARES (DILUTED)	21,644,204	21,481,023	21,614,667	21,414,232

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.21	$0.19	$0.42	$0.38

The accompanying notes are an integral part of these consolidated financial statements.

INDEPENDENT BANK CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited—Dollars in Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
NET INCOME	$8,874	$11,120	$21,057	$22,308
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:

UNREALIZED GAINS (LOSSES) ON SECURITIES
Change in Fair Value of Securities Available for Sale	(139)	1,436	(300)	772
Less: Net Security Losses (Gains) Reclassified into Earnings	45	(357)	45	(333)

Net Change in Fair Value of Securities Available for Sale	(94)	1,079	(255)	439
UNREALIZED GAINS (LOSSES) ON CASH FLOW HEDGES
Change in Fair Value of Cash Flow Hedges	(1,227)	(2,711)	(1,196)	(2,407)
Less: Net Cash Flow Hedge Losses Reclassified into Earnings	796	807	1,561	1,497

Net Change in Fair Value of Cash Flow Hedges	(431)	(1,904)	365	(910)
AMORTIZATION OF CERTAIN COSTS INCLUDED IN
NET PERIODIC RETIREMENT COSTS	23	91	46	252

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(502)	(734)	156	(219)

TOTAL COMPREHENSIVE INCOME	$8,372	$10,386	$21,213	$22,089

The accompanying notes are an integral part of these consolidated financials statements

INDEPENDENT BANK CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited—Dollars in Thousands, Except Per Share Data)

	Common Stock Outstanding	Common Stock	Value of Shares Held in Rabbi Trust at Cost	Deferred Compensation Obligation	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)Income	TOTAL
BALANCE DECEMBER 31, 2011	21,499,768	$213	$(2,980)	$2,980	$233,878	$239,452	$(4,486)	$469,057

NET INCOME	—	—	—	—	—	21,057	—	21,057
OTHER COMPREHENSIVE INCOME	—	—	—	—	—	—	156	156
COMMON DIVIDEND DECLARED ($0.42 PER SHARE)	—	—	—	—	—	(9,080)	—	(9,080)
PROCEEDS FROM EXERCISE OF STOCK OPTIONS	21,658	—	—	—	459	—	—	459
TAX BENEFIT RELATED TO EQUITY AWARD ACTIVITY	—	—	—	—	59	—	—	59
EQUITY BASED COMPENSATION	—	—	—	—	1,551	—	—	1,551
RESTRICTED STOCK AWARDS GRANTED, NET OF AWARDS SURRENDERED	85,254	1	—	—	(345)	—	—	(344)
SHARES ISSUED UNDER DIRECT STOCK PURCHASE PLAN	21,030	—	—	—	591	—	—	591
DEFERRED COMPENSATION OBLIGATION	—	—	(98)	98	—	—	—	—
TAX BENEFIT RELATED TO DEFERRED COMPENSATION DISTRIBUTIONS	—	—	—	—	86	—	—	86

BALANCE JUNE 30, 2012	21,627,710	$214	$(3,078)	$3,078	$236,279	$251,429	$(4,330)	$483,592

BALANCE DECEMBER 31, 2010	21,220,801	$210	$(2,738)	$2,738	$226,708	$210,320	$(766)	$436,472

NET INCOME	—	—	—	—	—	22,308	—	22,308
OTHER COMPREHENSIVE LOSS	—	—	—	—	—	—	(219)	(219)
COMMON DIVIDEND DECLARED ($0.38 PER SHARE)	—	—	—	—	—	(8,140)	—	(8,140)
PROCEEDS FROM EXERCISE OF STOCK OPTIONS	162,875	2	—	—	3,699	—	—	3,701
TAX BENEFIT RELATED TO EQUITY AWARD ACTIVITY	—	—	—	—	253	—	—	253
EQUITY BASED COMPENSATION	—	—	—	—	1,352	—	—	1,352
RESTRICTED STOCK AWARDS GRANTED, NET OF AWARDS SURRENDERED	60,495	—	—	—	(361)	—	—	(361)
SHARES ISSUED UNDER DIRECT STOCK PURCHASE PLAN	10,018	—	—	—	262	—	—	262
DEFERRED COMPENSATION OBLIGATION	—	—	(119)	119	—	—	—	—
TAX BENEFIT RELATED TO DEFERRED COMPENSATION DISTIBUTIONS	—	—	—	—	74	—	—	74

BALANCE JUNE 30, 2011	21,454,189	$212	$(2,857)	$2,857	$231,987	$224,488	$(985)	$455,702

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements

INDEPENDENT BANK CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited—Dollars In Thousands)

	Six Months Ended
		June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$21,057	$22,308
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Depreciation and Amortization	5,346	4,896
Provision for Loan Losses	10,100	5,682
Deferred Income Tax Benefit	(19)	(21)
Net Gain on Sale of Investments	—	(723)
Loss on Write-Down of Investments in Securities Available for Sale	76	176
(Gain)Loss on Sale of Fixed Assets	(16)	5
Loss on Sale of Other Real Estate Owned and Foreclosed Assets	290	953
Gain Realized from Early Termination of Hedging Relationship	(22)	—
Realized Gain on Sale Leaseback Transaction	(517)	(517)
Stock Based Compensation	1,551	1,352
Increase in Cash Surrender Value of Life Insurance Policies	(1,451)	(1,551)
Change in Fair Value on Loans Held for Sale	(112)	(647)
Net Change In:
Trading Assets	(265)	(942)
Loans Held for Sale	(1,698)	16,309
Other Assets	(5,034)	(6,428)
Other Liabilities	831	(1,789)

TOTAL ADJUSTMENTS	9,060	16,755

NET CASH PROVIDED BY OPERATING ACTIVITIES	30,117	39,063

CASH FLOWS USED IN INVESTING ACTIVITIES:
Proceeds from Sales of Securities Available For Sale	—	14,639
Proceeds from Maturities and Principal Repayments of Securities Available For Sale	46,434	58,018
Purchase of Securities Available For Sale	(71,699)	—
Proceeds from Maturities and Principal Repayments of Securities Held to Maturity	25,944	15,130
Purchase of Securities Held to Maturity	(9,975)	(45,946)
Redemption of Federal Home Loan Bank Stock	2,290	—
Proceeds from (Purchase of) Life Insurance Policies	63	(101)
Net Increase in Loans	(202,505)	(180,011)
Cash Used In Business Combinations	—	(457)
Purchase of Bank Premises and Equipment	(3,889)	(3,214)
Proceeds from the Sale of Bank Premises and Equipment	30	—
Proceeds Resulting from Early Termination of Hedging Relationship	22	—
Proceeds from the Sale of Other Real Estate Owned and Foreclosed Assets	1,801	3,573

NET CASH USED IN INVESTING ACTIVITIES	(211,484)	(138,369)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Net Increase(Decrease) in Time Deposits	9,373	(22,173)
Net Increase in Other Deposits	191,931	180,952
Net (Decrease) Increase in Wholesale and Customer Repurchase Agreements	(21,290)	15,047
Net (Decrease) Increase in Short Term Federal Home Loan Bank Advances	(40,000)	856
Net Decrease in Long Term Federal Home Loan Bank Advances	—	(45,000)
Net Decrease in Treasury Tax & Loan Notes	—	(409)
Proceeds from Exercise of Stock Options	459	3,701
Tax Benefit from Stock Option Exercises	59	253
Restricted Shares Surrendered	(344)	(361)
Tax Benefit from Deferred Compensation Distribution	86	74
Shares Issued Under Direct Stock Purchase Plan	591	262
Common Dividends Paid	(8,623)	(7,882)

NET CASH PROVIDED BY FINANCING ACTIVITIES	132,242	125,320

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	(49,125)	26,014

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	237,504	161,282

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$188,379	$187,296

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfer of Loans to Foreclosed Assets	$5,136	$4,233
Transfer of Securities from Trading to Available for Sale	$8,505	$—

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included. Operating results for the quarter ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or any other interim period.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission.

NOTE 2 – RECENT ACCOUNTING STANDARDS

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

NOTE 3 – SECURITIES

The following table presents a summary of the amortized cost, gross unrealized holding gains and losses, other-than-temporary impairment recorded in other comprehensive income and fair value of securities available for sale and securities held to maturity for the periods below:

	June 30, 2012					December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Unrealized Losses Other	Other-Than- Temporary Impairment	Fair Value	Amortized Cost	Gross Unrealized Gains	Unrealized Losses Other	Other-Than- Temporary Impairment	Fair Value
	(Dollars In Thousands)
AVAILABLE FOR SALE SECURITIES:
U.S. Government Agency Securities	$20,057	$394	$—	$—	$20,451	$—	$—	$—	$—	$—
Agency Mortgage-Backed Securities	223,851	14,621	—	—	238,472	222,349	16,042	—	—	238,391
Agency Collateralized Mortgage Obligations	56,566	639	—	—	57,205	52,927	874	—	—	53,801
Private Mortgage-Backed Securities	4,612	—	—	127	4,739	6,215	—	—	(105)	6,110
Single Issuer Trust Preferred Securities Issued by Banks	5,000	8	—	—	5,008	5,000	—	(790)	—	4,210
Pooled Trust Preferred Securities Issued by Banks and Insurers	8,485	—	(2,577)	(3,154)	2,754	8,505	—	(2,518)	(3,167)	2,820
Marketable Equity Securities	9,780	17	(95)	—	9,702	—	—	—	—	—

TOTAL AVAILABLE FOR SALE SECURITIES	$328,351	$15,679	$(2,672)	$(3,027)	$338,331	$294,996	$16,916	$(3,308)	$(3,272)	$305,332

HELD TO MATURITY SECURITIES:
U.S. Treasury Securities	$1,014	$124	$—	$—	$1,138	$1,014	$103	$—	$—	$1,117
Agency Mortgage-Backed Securities	91,385	4,888	—	—	96,273	109,553	4,406	—	—	113,959
Agency Collateralized Mortgage Obligations	81,147	2,567	—	—	83,714	77,804	2,494	—	—	80,298
State, County, and Municipal Securities	1,939	14	—	—	1,953	3,576	34	—	—	3,610
Single Issuer Trust Preferred Securities Issued by Banks	7,957	18	(38)	—	7,937	8,000	15	(669)	—	7,346
Corporate Debt Securities	5,008	176	—	—	5,184	5,009	155	—	—	5,164

TOTAL HELD TO MATURITY SECURITIES	$188,450	$7,787	$(38)	$—	$196,199	$204,956	$7,207	$(669)	$—	$211,494

TOTAL	$516,801	$23,466	$(2,710)	$(3,027)	$534,530	$499,952	$24,123	$(3,977)	$(3,272)	$516,826

When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on the sale. The following table shows the gross gains realized on available for sale securities for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Dollars in Thousands)
GROSS GAINS REALIZED ON AVAILABLE FOR SALE SECURITIES	$—	$723	$—	$723

The actual maturities of certain securities may differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. A schedule of the contractual maturities of securities available for sale and securities held to maturity as of June 30, 2012 is presented below:

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in Thousands)
DUE IN ONE YEAR OR LESS	$10	$11	$—	$—
DUE AFTER ONE YEAR TO FIVE YEARS	2,015	2,154	7,247	7,518
DUE AFTER FIVE TO TEN YEARS	71,487	75,389	1,658	1,785
DUE AFTER TEN YEARS	245,059	251,075	179,545	186,896

TOTAL DEBT SECURITIES	$318,571	$328,629	$188,450	$196,199

MARKETABLE EQUITY SECURITIES	$9,780	$9,702	$—	$—

TOTAL	$328,351	$338,331	$188,450	$196,199

Inclusive in the table above is $11.3 million and $13.0 million, respectively, of callable securities in the Company’s investment portfolio at June 30, 2012 and December 31, 2011.

At June 30, 2012 and December 31, 2011 investment securities carried at $369.8 million and $389.7 million, respectively, were pledged to secure public deposits, assets sold under repurchase agreements, letters of credit, and for other purposes.

At June 30, 2012 and December 31, 2011, the Company had no investments in obligations of individual states, counties, or municipalities, which exceeded 10% of stockholders’ equity.

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

The following tables show the gross unrealized losses and fair value of the Company’s investments in an unrealized loss position, which the Company has not deemed to be OTTI, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	June 30, 2012
		Less than 12 months		12 months or longer		Total
	# of holdings	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars In Thousands)
SINGLE ISSUER TRUST PREFERRED SECURITIES ISSUED BY BANKS AND INSURERS	1	$—	$—	$5,000	$(38)	$5,000	$(38)
POOLED TRUST PREFERRED SECURITIES ISSUED BY BANKS AND INSURERS	2	—	—	2,039	(2,577)	2,039	(2,577)
MARKETABLE EQUITY SECURITIES	33	7,111	(95)	—	—	7,111	(95)

TOTAL TEMPORARILY IMPAIRED SECURITIES	36	$7,111	$(95)	$7,039	$(2,615)	$14,150	$(2,710)

	December 31, 2011
		Less than 12 months		12 months or longer		Total
	# of holdings	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars In Thousands)
SINGLE ISSUER TRUST PREFERRED SECURITIES ISSUED BY BANKS AND INSURERS	2	$—	$—	$8,617	$(1,459)	$8,617	$(1,459)
POOLED TRUST PREFERRED SECURITIES ISSUED BY BANKS AND INSURERS	2	—	—	2,117	(2,518)	2,117	(2,518)

TOTAL TEMPORARILY IMPAIRED SECURITIES	4	$—	$—	$10,734	$(3,977)	$10,734	$(3,977)

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

As a result of the Company’s review of these qualitative and quantitative factors, the causes of the impairments listed in the table above by category are as follows at June 30, 2012:

•

Single Issuer Trust Preferred Securities: This portfolio currently consists of one security, which is below investment grade. The unrealized loss on this security is attributable to the illiquid nature of the trust preferred market in the current economic environment. Management evaluates various financial metrics for this issuer, including regulatory capital ratios.

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

Management monitors the following issuances closely for impairment due to the history of OTTI losses recorded within these classes of securities. Management has determined that these securities possess characteristics which in the current economic environment could lead to further credit related OTTI charges. The following tables summarize pertinent information as of June 30, 2012, that was considered by management in determining if OTTI existed:

	Class	Amortized Cost (1)	Gross Unrealized Gain/(Loss)	Non-Credit Related Other- Than-Temporary Impairment	Fair Value	Total Cumulative Credit Related Other-Than- Temporary Impairment	Total Cumulative Other-Than- Temporary impairment to Date
	(Dollars in Thousands)
POOLED TRUST PREFERRED SECURITIES:
Pooled Trust Preferred Security A	C1	$1,283	$—	$(1,088)	$195	$(3,676)	$(4,764)
Pooled Trust Preferred Security B	D	—	—	—	—	(3,481)	(3,481)
Pooled Trust Preferred Security C	C1	506	—	(412)	94	(482)	(894)
Pooled Trust Preferred Security D	D	—	—	—	—	(990)	(990)
Pooled Trust Preferred Security E	C1	2,080	—	(1,654)	426	(1,368)	(3,022)
Pooled Trust Preferred Security F	B	1,892	(1,348)	—	544	—	—
Pooled Trust Preferred Security G	A1	2,724	(1,229)	—	1,495	—	—

TOTAL POOLED TRUST PREFERRED SECURITIES		$8,485	$(2,577)	$(3,154)	$2,754	$(9,997)	$(13,151)

PRIVATE MORTGAGE BACKED SECURITIES:
Private Mortgage-Backed Securities—One	2A1	$2,767	$—	$67	$2,834	$(765)	$(698)
Private Mortgage-Backed Securities—Two	A19	1,845	—	60	1,905	(85)	(25)

TOTAL PRIVATE MORTGAGE-BACKED SECURITIES		$4,612	$—	$127	$4,739	$(850)	$(723)

TOTAL		$13,097	$(2,577)	$(3,027)	$7,493	$(10,847)	$(13,874)

(1)	The amortized cost reflects previously recorded OTTI charges recognized in earnings for the applicable securities.

	Class	Number of Performing Banks and Insurance Cos. in Issuances (Unique)	Current Deferrals/ Defaults/Losses (As a % of Original Collateral)	Total Projected Defaults/Losses (as a % of Performing Collateral)	Excess Subordination (After Taking into Account Best Estimate of Future Deferrals/ Defaults/Losses) (1)	Lowest credit Ratings to date (2)
POOLED TRUST PREFERRED SECURITIES:
Trust Preferred Security A	C1	57	32.96%	20.76%	0.00%	C (Fitch)
Trust Preferred Security B	D	57	32.96%	20.76%	0.00%	C (Fitch)
Trust Preferred Security C	C1	48	30.90%	20.87%	0.00%	C (Fitch)
Trust Preferred Security D	D	48	30.90%	20.87%	0.00%	C (Fitch)
Trust Preferred Security E	C1	48	27.54%	15.37%	0.92%	C (Fitch)
Trust Preferred Security F	B	33	28.14%	24.88%	28.46%	CC (Fitch)
Trust Preferred Security G	A1	33	28.14%	24.88%	53.29%	CCC+ (S&P)
PRIVATE MORTGAGE BACKED SECURITIES:
Private Mortgage-Backed Securities—One	2A1	N/A	4.50%	13.44%	0.00%	C (Fitch)
Private Mortgage-Backed Securities—Two	A19	N/A	3.15%	6.22%	0.00%	CC (Fitch)

(1)	Excess subordination represents the additional default/losses in excess of both current and projected defaults/losses that the security can absorb before the security experiences any credit impairment.
(2)	The Company reviewed credit ratings provided by S&P, Moody’s and Fitch in its evaluation of issuers.

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

The following table shows the cumulative credit related component of OTTI for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in Thousands)
BALANCE AT BEGINNING OF PERIOD	$(10,771)	$(10,568)	$(10,771)	$(10,528)
ADD:
Incurred on Securities not Previously Impaired	—	—	—	—
Incurred on Securities Previously Impaired	(76)	(136)	(76)	(176)
LESS:
Realized Gain/Loss on Sale of Securities	—	—	—	—
Reclassification Due to Changes in Company’s Intent	—	—	—	—
Increases in Cash Flow Expected to be Collected	—	—	—	—

BALANCE AT END OF PERIOD	$(10,847)	$(10,704)	$(10,847)	$(10,704)

NOTE 4 – LOANS, ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY

The following tables bifurcates the amount of allowance allocated to each loan category based on collective impairment analysis or evaluated individually for impairment as of the periods indicated:

	June 30, 2012
	(Dollars in Thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Consumer Home Equity	Consumer Other	Total
FINANCING RECEIVALBES:
Ending Balance: Total Loans by Group	$625,695	$1,912,563	$149,990	$79,738	$404,013	$776,853	$31,937	$3,980,789	(1)

Ending Balance: Individually Evaluated for Impairment	$7,648	$35,666	$—	$2,489	$12,913	$339	$1,835	$60,890

Ending Balance: Collectively Evaluated for Impairment	$618,047	$1,876,897	$149,990	$77,249	$391,100	$776,514	$30,102	$3,919,899

	December 31, 2011
	(Dollars in Thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Consumer Home Equity	Consumer Other	Total
FINANCING RECEIVALBES:
Ending Balance: Total Loans by Group	$575,716	$1,847,654	$128,904	$78,509	$426,201	$696,063	$41,343	$3,794,390	(1)

Ending Balance: Individually Evaluated for Impairment	$5,608	$37,476	$843	$2,326	$12,984	$326	$2,138	$61,701

Ending Balance: Collectively Evaluated for Impairment	$570,108	$1,810,178	$128,061	$76,183	$413,217	$695,737	$39,205	$3,732,689

(1)	The amount of deferred fees included in the ending balance was $3.0 million and $2.9 million at June 30, 2012 and December 31, 2011, respectively.

The following tables summarize changes in allowance for loan losses by loan category for the periods indicated:

	Three Months Ended June 30, 2012
	(Dollars in Thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Consumer Home Equity	Consumer Other	Total
ALLOWANCE FOR LOAN LOSSES:
Beginning Balance	$11,454	$22,829	$2,233	$1,459	$3,072	$6,077	$1,216	$48,340
Charge-offs	(4,707)	(2,133)	—	(136)	(105)	(1,391)	(296)	(8,768)
Recoveries	113	—	—	46	—	18	154	331
Provision	4,698	680	(13)	(49)	14	3,150	20	8,500

Ending Balance	$11,558	$21,376	$2,220	$1,320	$2,981	$7,854	$1,094	$48,403

	Three Months Ended June 30, 2011
	(Dollars in Thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Consumer Home Equity	Consumer Other	Total
ALLOWANCE FOR LOAN LOSSES:
Beginning Balance	$10,843	$22,353	$1,993	$3,387	$2,856	$3,395	$1,617	$46,444
Charge-offs	(818)	(492)	(769)	(318)	(280)	(501)	(409)	(3,587)
Recoveries	69	—	25	26	—	13	165	298
Provision	989	1,134	822	(1,042)	666	806	107	3,482

Ending Balance	$11,083	$22,995	$2,071	$2,053	$3,242	$3,713	$1,480	$46,637

			Six Months Ended June 30, 2012
			(Dollars in Thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Consumer Home Equity	Consumer Other	Total
ALLOWANCE FOR LOAN LOSSES:
Beginning Balance	$11,682	$23,514	$2,076	$1,896	$3,113	$4,597	$1,382	$48,260
Charge-offs	(4,722)	(2,737)	—	(306)	(214)	(2,141)	(593)	(10,713)
Recoveries	313	—	—	98	—	31	314	756
Provision	4,285	599	144	(368)	82	5,367	(9)	10,100

Ending Balance	$11,558	$21,376	$2,220	$1,320	$2,981	$7,854	$1,094	$48,403

Ending Balance: Individually Evaluated for Impairment	$278	$445	$—	$140	$1,209	$30	$178	$2,280

Ending Balance: Collectively Evaluated for Impairment	$11,280	$20,931	$2,220	$1,180	$1,772	$7,824	$916	$46,123

			Six Months Ended June 30, 2011
				(Dollars in Thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Consumer Home Equity	Consumer Other	Total
ALLOWANCE FOR LOAN LOSSES:
Beginning Balance	$10,423	$21,939	$2,145	$3,740	$2,915	$3,369	$1,724	$46,255
Charge-offs	(1,706)	(1,144)	(769)	(584)	(402)	(579)	(887)	(6,071)
Recoveries	271	—	75	54	—	17	354	771
Provision	2,095	2,200	620	(1,157)	729	906	289	5,682

Ending Balance	$11,083	$22,995	$2,071	$2,053	$3,242	$3,713	$1,480	$46,637

Ending Balance: Individually Evaluated for Impairment	$60	$478	$—	$181	$1,281	$23	$255	$2,278

Ending Balance: Collectively Evaluated for Impairment	$11,023	$22,517	$2,071	$1,872	$1,961	$3,690	$1,225	$44,359

For the purpose of estimating the allowance for loan losses, management segregates the loan portfolio into the portfolio segments detailed in the above tables. Each of these loan categories possesses unique risk characteristics that are considered when determining the appropriate level of allowance for each segment. Some of the risk characteristics unique to each loan category include:

Commercial Portfolio:

Commercial & Industrial—Loans in this category consist of revolving and term loan obligations extended to business and corporate enterprises for the purpose of financing working capital and/or capital investment. Collateral generally consists of pledges of business assets including, but not limited to: accounts receivable, inventory, plant & equipment, or real estate, if applicable. Repayment sources consist of: primarily, operating cash flow, and secondarily, liquidation of assets.

Commercial Real Estate—Loans in this category consist of mortgage loans to finance investment in real property such as multi-family residential, commercial/retail, office, industrial, hotels, educational and healthcare facilities and other specific use properties. Loans are typically written with amortizing payment structures. Collateral values are determined based upon third party appraisals and evaluations. Loan to value ratios at origination are governed by established policy and regulatory guidelines. Repayment sources consist of: primarily, cash flow from operating leases and rents, and secondarily, liquidation of assets.

Commercial Construction—Loans in this category consist of short-term construction loans, revolving and nonrevolving credit lines and construction/permanent loans to finance the acquisition, development and construction or rehabilitation of real property. Project types include: residential 1-4 family condominium and multi-family homes, commercial/retail, office, industrial, hotels, educational and healthcare facilities and other specific use properties. Loans may be written with nonamortizing or hybrid payment structures depending upon the type of project. Collateral values are determined based upon third party appraisals and evaluations. Loan to value ratios at origination are governed by established policy and regulatory guidelines. Repayment sources vary depending upon the type of project and may consist of: sale or lease of units, operating cash flows or liquidation of other assets.

Small Business—Loans in this category consist of revolving, term loan and mortgage obligations extended to sole proprietors and small businesses for purposes of financing working capital and/or capital investment. Collateral generally consists of pledges of business assets including, but not limited to: accounts receivable, inventory, plant & equipment, or real estate if applicable. Repayment sources consist of: primarily, operating cash flows, and secondarily, liquidation of assets.

For the commercial portfolio it is the Bank’s policy to obtain personal guarantees for payment from individuals holding material ownership interests of the borrowing entities.

Consumer Portfolio:

Residential Real Estate—Residential mortgage loans held in the Bank’s portfolio are made to borrowers who demonstrate the ability to make scheduled payments with full consideration to underwriting factors such as current and expected income, employment status, current assets, other financial resources, credit history and the value of the collateral. Collateral consists of mortgage liens on 1-4 family residential properties. The Company does not originate sub-prime loans.

Consumer Home Equity—Home equity loans and lines are made to qualified individuals for legitimate purposes secured by senior or junior mortgage liens on owner-occupied 1-4 family homes, condominiums or vacation homes or on nonowner occupied 1-4 family homes with more restrictive loan to value requirements. Borrower qualifications include favorable credit history combined with supportive income requirements and combined loan to value ratios within established policy guidelines.

Consumer—Other—Other consumer loan products including personal lines of credit and amortizing loans made to qualified individuals for various purposes such as education, auto loans, debt consolidation, personal expenses or overdraft protection. Borrower qualifications include favorable credit history combined with supportive income and collateral requirements within established policy guidelines. These loans may be secured or unsecured.

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

The following table details the internal risk-rating categories for the Company’s commercial portfolio:

		June 30, 2012
Category	Risk Rating	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Total
		(Dollars in Thousands)
PASS	1 - 6	$580,396	$1,715,824	$138,288	$71,923	$2,506,431
POTENTIAL WEAKNESS	7	25,862	94,459	6,112	3,824	130,257
DEFINITE WEAKNESS—LOSS UNLIKELY	8	18,258	100,926	5,590	3,893	128,667
PARTIAL LOSS PROBABLE	9	1,179	1,354	—	98	2,631
DEFINITE LOSS	10	—	—	—	—	—

TOTAL		$625,695	$1,912,563	$149,990	$79,738	$2,767,986

		December 31, 2011
Category	Risk Rating	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Total
		(Dollars in Thousands)
PASS	1 - 6	$528,798	$1,626,745	$114,633	$70,543	$2,340,719
POTENTIAL WEAKNESS	7	33,313	124,661	7,859	4,041	169,874
DEFINITE WEAKNESS—LOSS UNLIKELY	8	12,683	93,438	6,412	3,762	116,295
PARTIAL LOSS PROBABLE	9	922	2,810	—	163	3,895
DEFINITE LOSS	10	—	—	—	—	—

TOTAL		$575,716	$1,847,654	$128,904	$78,509	$2,630,783

For the Company’s consumer portfolio, the quality of the loan is best indicated by the repayment performance of an individual borrower. However, the Company does supplement performance data with current Fair Isaac Corporation (“FICO”) and Loan to Value (“LTV”) estimates. Current FICO data is purchased and appended to all consumer loans on a quarterly basis. In addition, automated valuation services and broker opinions of value are used to supplement original value data for the residential and home equity portfolios, periodically, typically twice per annum. At June 30, 2012 and December 31, 2011, 60.0% and 54.8% of the home equity loans were in first lien position, respectively. In addition, for all second lien position home equity loans, management reviews the performance of the first position lien, which is often held at another institution, when determining the performing status of the loan. The following table shows the weighted average FICO scores and the weighted average combined LTV ratio as of the periods indicated below:

	June 30,	December 31,
	2012	2011
RESIDENTIAL PORTFOLIO:
FICO Score (re-scored) (1)	729	731
Combined LTV (re-valued) (2)	67.0%	67.0%

HOME EQUITY PORTFOLIO:
FICO Score (re-scored) (1)	763	762
Combined LTV (re-valued) (2)	55.0%	55.0%

(1)	The average FICO scores for June 30, 2012 are based upon rescores available from May 2012 , and actual score data for loans booked between June 1 and June 30, 2012. The average FICO scores for December 31, 2011 are based upon rescores available from November 2011 and actual score data for loans booked between December 1 and December 31.
(2)	The combined LTV ratios for June 30, 2012 are based upon updated automated valuations as of May 31, 2012. The combined LTV ratios for December 31, 2011 are based upon updated automated valuations as of November 30, 2011.

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

The following table shows nonaccrual loans at the dates indicated:

	June 30, 2012	December 31, 2011
	(Dollars In Thousands)
COMMERCIAL AND INDUSTRIAL	$4,404	$1,883
COMMERCIAL REAL ESTATE	9,371	12,829
COMMERCIAL CONSTRUCTION	—	280
SMALL BUSINESS	588	542
RESEDENTIAL REAL ESTATE	9,939	9,867
HOME EQUITY	6,730	3,130
CONSUMER—OTHER	211	381

TOTAL NONACCRUAL LOANS (1)	$31,243	$28,912

(1)	Included in these amounts were $4.6 million and $9.2 million nonaccruing TDRs at June 30, 2012 and December 31, 2011, respectively.

The following table shows the age analysis of past due financing receivables as of the dates indicated:

	June 30, 2012
	30-59 days		60-89 days		90 days or more		Total Past Due			Total Financing Receivables	Recorded Investment >90 Days and Accruing
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Current
	(Dollars in Thousands)
LOAN PORTFOLIO:
Commercial and Industrial	15	$2,016	11	$1,336	16	$2,070	42	$5,422	$620,273	$625,695	$—
Commercial Real Estate	12	3,171	5	1,497	24	5,350	41	10,018	1,902,545	1,912,563	—
Commercial Construction	—	—	—	—	—	—	—	—	149,990	149,990	—
Small Business	14	603	3	25	8	64	25	692	79,046	79,738	—
Residential Real Estate	18	2,944	5	1,352	30	7,663	53	11,959	377,094	389,053	—
Residential Construction	—	—	—	—	—	—	—	—	14,960	14,960	—
Home Equity	11	541	11	786	22	1,754	44	3,081	773,772	776,853	38
Consumer—Other	189	1,207	45	199	36	226	270	1,632	30,305	31,937	41

TOTAL	259	$10,482	80	$5,195	136	$17,127	475	$32,804	$3,947,985	$3,980,789	$79

	December 31, 2011
	30-59 days		60-89 days		90 days or more		Total Past Due			Total Financing Receivables	Recorded Investment >90 Days and Accruing
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Current
	(Dollars in Thousands)
LOAN PORTFOLIO:
Commercial and Industrial	21	$2,143	10	$2,709	20	$1,279	51	$6,131	$569,585	$575,716	$—
Commercial Real Estate	7	3,684	7	2,522	29	6,737	43	12,943	1,834,711	1,847,654	—
Commercial Construction	—	—	—	—	3	280	3	280	128,624	128,904	—
Small Business	19	320	3	21	12	148	34	489	78,020	78,509	—
Residential Real Estate	14	2,770	10	3,208	31	6,065	55	12,043	404,527	416,570	—
Residential Construction	—	—	—	—	—	—	—	—	9,631	9,631	—
Home Equity	28	1,483	19	1,139	19	1,502	66	4,124	691,939	696,063	—
Consumer—Other	260	1,821	57	303	58	374	375	2,498	38,845	41,343	41

TOTAL	349	$12,221	106	$9,902	172	$16,385	627	$38,508	$3,755,882	$3,794,390	$41

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

The following table shows the Company’s total TDRs and other pertinent information as of the dates indicated:

	June 30, 2012	December 31, 2011
	(Dollars in Thousands)
TDRS ON ACCRUAL STATUS	$40,184	$37,151
TDRS ON NONACCRUAL	4,561	9,230

TOTAL TDR’S	$44,745	$46,381

AMOUNT OF SPECIFIC RESERVES INCLUDED IN THE ALLOWANCE FOR LOAN LOSSES ASSOCIATED WITH TDRS:	$2,025	$1,887

ADDITIONAL COMMITMENTS TO LEND TO A BORROWER WHO HAS BEEN A PARTY TO A TDR:	$398	$693

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

The following table shows the modifications which occurred during the periods indicated and the change in the recorded investment subsequent to the modifications occurring:

	Three Months Ended, June 30, 2012			Six Months Ended, June 30, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment (1)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
			(Dollars in Thousands)
TROUBLED DEBT RESTRUCTURINGS:
Commercial & Industrial	7	$1,115	$1,115	11	$1,273	$1,273
Commercial Real Estate	7	3,839	3,839	9	4,907	4,907
Small Business	1	17	17	8	360	360
Residential Real Estate	1	261	261	2	378	378
Consumer—Home Equity	1	64	66	1	64	66
Consumer—Other	2	65	65	4	150	150

TOTAL	19	$5,361	$5,363	35	$7,132	$7,134

(1)	The post-modification balances represent the balance of the loan on the date of modifications. These amounts may show an increase when modifications include a capitalization of interest.

	Three Months Ended, June 30, 2011			Six Months Ended, June 30, 2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment (1)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
			(Dollars in Thousands)
TROUBLED DEBT RESTRUCTURINGS:
Commercial & Industrial	4	$210	$210	4	$210	$210
Commercial Real Estate	2	3,831	3,831	5	4,995	4,995
Small Business	10	395	395	20	787	787
Residential Real Estate	7	2,715	2,761	9	2,880	2,927
Consumer—Home Equity	2	101	101	2	101	101
Consumer—Other	17	246	246	46	528	528

TOTAL	42	$7,498	$7,544	86	$9,501	$9,548

(1)	The post-modification balances represent the balance of the loan on the date of modifications. These amounts may show an increase when modifications include a capitalization of interest.

The following table shows the Company’s post-modification balance of TDRs listed by type of modification as of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in Thousands)		(Dollars in Thousands)
EXTENDED MATURITY	$313	$1,633	$354	$3,188
ADJUSTED INTEREST RATE	2,119	—	3,557	25
COMBINATION RATE & MATURITY	2,931	5,911	3,223	6,335

TOTAL	$5,363	$7,544	$7,134	$9,548

The following table shows the loans that have been modified during the past twelve months which have subsequently defaulted during the periods indicated. The Company considers a loan to have defaulted when it reaches 90 days past due.

	Three Months Ended June 30,
	2012		2011
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(Dollars in Thousands)
TROUBLED DEBT RESTRUCTURINGS
THAT SUBSEQUENTLY DEFAULTED:
Commercial & Industrial	—	$—	1	$12
Commercial Real Estate	—	—	—	—
Small Business	—	—	1	7
Residential Real Estate	—	—	1	452
Consumer—Home Equity	—	—	1	67
Consumer—Other	—	—	1	15

TOTAL	—	$—	5	$553

	Six Months Ended June 30,
	2012		2011
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(Dollars in Thousands)
TROUBLED DEBT RESTRUCTURINGS
THAT SUBSEQUENTLY DEFAULTED:
Commercial & Industrial	—	$—	2	$211
Commercial Real Estate	1	250	—	—
Small Business	—	—	1	7
Residential Real Estate	—	—	2	745
Consumer—Home Equity	—	—	1	67
Consumer—Other	1	6	1	15

TOTAL	2	$256	7	$1,045

All TDR loans are considered impaired and therefore are subject to a specific review for impairment. The impairment analysis appropriately discounts the present value of the anticipated cash flows by the loan’s contractual rate of interest in effect prior to the loan’s modification. The amount of impairment, if any, is recorded as a specific loss allocation to each individual loan in the allowance for loan losses. Commercial loans (commercial and industrial, commercial construction, commercial real estate and small business loans) and residential loans that have been classified as TDRs and which subsequently default are reviewed to determine if the loan should be deemed collateral dependent. In such an instance, any shortfall between the value of the collateral and the book value of the loan is determined by measuring the recorded investment in the loan against the fair value of the collateral less costs to sell. The Bank charges off the amount of any confirmed loan loss in the period when the loans, or portion of loans, are deemed uncollectible. Smaller balance consumer TDR loans are reviewed to determine when a charge-off is appropriate. In the limited circumstances that a loan is removed from TDR classification it is the Company’s policy to continue to base its measure of loan impairment on the contractual terms specified by the loan agreement.

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

The tables below set forth information regarding the Company’s impaired loans by loan portfolio as of the dates indicated:

	June 30, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in Thousands)
WITH NO RELATED ALLOWANCE RECORDED:
Commercial & Industrial	$6,312	$6,555	$—
Commercial Real Estate	20,024	20,636	—
Commercial Construction	—	—	—
Small Business	1,443	1,499	—
Residential Real Estate	—	—	—
Consumer—Home Equity	99	99	—
Consumer—Other	74	74	—

Subtotal	27,952	28,863	—

WITH AN ALLOWANCE RECORDED:
Commercial & Industrial	$1,336	$1,651	$278
Commercial Real Estate	15,642	15,826	445
Commercial Construction	—	—	—
Small Business	1,046	1,090	140
Residential Real Estate	12,913	13,781	1,209
Consumer—Home Equity	240	311	30
Consumer—Other	1,761	1,773	178

Subtotal	32,938	34,432	2,280

TOTAL	$60,890	$63,295	$2,280

	December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in Thousands)
WITH NO RELATED ALLOWANCE RECORDED:
Commercial & Industrial	$3,380	$4,365	$—
Commercial Real Estate	19,433	20,010	—
Commercial Construction	843	843	—
Small Business	1,131	1,193	—
Residential Real Estate	—	—	—
Consumer—Home Equity	22	22	—
Consumer—Other	31	32	—

Subtotal	24,840	26,465	—

WITH AN ALLOWANCE RECORDED:
Commercial & Industrial	$2,228	$2,280	$562
Commercial Real Estate	18,043	19,344	457
Commercial Construction	—	—	—
Small Business	1,195	1,218	148
Residential Real Estate	12,984	13,651	1,245
Consumer—Home Equity	304	349	31
Consumer—Other	2,107	2,125	239

Subtotal	36,861	38,967	2,682

TOTAL	$61,701	$65,432	$2,682

The following tables set forth information regarding interest income recognized on impaired loans, by portfolio, for the periods indicated:

	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in Thousands)
WITH NO RELATED ALLOWANCE RECORDED:
Commercial & Industrial	$6,401	$85	$6,490	$172
Commercial Real Estate	20,214	350	20,407	707
Commercial Construction	—	—	—	—
Small Business	1,474	25	1,517	52
Residential Real Estate	—	—	—	—
Consumer—Home Equity	100	2	100	3
Consumer—Other	72	1	56	1

Subtotal	28,261	463	28,570	935

WITH AN ALLOWANCE RECORDED:
Commercial & Industrial	$1,343	$28	$1,398	$60
Commercial Real Estate	15,685	229	16,432	473
Commercial Construction	—	—	—	—
Small Business	1,043	16	1,082	32
Residential Real Estate	12,958	157	13,053	296
Consumer—Home Equity	240	4	241	8
Consumer—Other	1,781	16	1,822	34

Subtotal	33,050	450	34,028	903

TOTAL	$61,311	$913	$62,598	$1,838

	Three Months Ended June 30, 2011		Six Months Ended June 30, 2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in Thousands)
WITH NO RELATED ALLOWANCE RECORDED:
Commercial & Industrial	$3,206	$58	$3,306	$117
Commercial Real Estate	18,291	334	18,474	645
Commercial Construction	554	10	564	21
Small Business	1,841	33	1,873	65
Residential Real Estate	—	—	—	—
Consumer—Home Equity	22	—	22	1
Consumer—Other	12	—	17	1

Subtotal	23,926	435	24,256	850

WITH AN ALLOWANCE RECORDED:
Commercial & Industrial	$342	$7	$343	$13
Commercial Real Estate	7,326	91	7,377	215
Commercial Construction	—	—	—	—
Small Business	1,383	19	1,428	39
Residential Real Estate	12,674	154	12,556	246
Consumer—Home Equity	464	7	465	13
Consumer—Other	2,137	21	2,049	40

Subtotal	24,326	299	24,218	566

TOTAL	$48,252	$734	$48,474	$1,416

NOTE 5 – EARNINGS PER SHARE

Earnings per share consisted of the following components for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in Thousands)		(Dollars in Thousands)
NET INCOME	$8,874	$11,120	$21,057	$22,308

	Weighted Average Shares		Weighted Average Shares
BASIC SHARES	21,623,827	21,441,864	21,592,416	21,370,457
EFFECT OF DILUTIVE SECURITIES	20,377	39,159	22,251	43,775
DILUTIVE SHARES	21,644,204	21,481,023	21,614,667	21,414,232
NET INCOME PER SHARE:
BASIC EPS	$0.41	$0.52	$0.98	$1.04
EFFECT OF DILUTIVE SECURITIES	—	—	0.01	—

DILUTIVE EPS	$0.41	$0.52	$0.97	$1.04

The following table illustrates the options to purchase common stock that were excluded from the calculation of diluted earnings per share because they were anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
STOCK OPTIONS	804,249	808,918	807,147	793,675

NOTE 6 – STOCK BASED COMPENSATION

During 2012, the Company made the following awards of restricted stock:

Date	Shares Granted	Plan	Fair Value	Vesting Period
2/16/2012	89,800	2005 Employee Stock Plan	$27.81	Ratably over 5 years from grant date
4/5/2012	1,000	2005 Employee Stock Plan	$28.16	Ratably over 5 years from grant date
5/22/2012	14,000	2010 Non-Employee Director Stock Plan	$27.63	At the end of 5 years from grant date

The fair value of the restricted stock awards is based upon the average of the high and low price at which the Company’s common stock traded on the date of grant. The holders of restricted stock awards participate fully in the rewards of stock ownership of the Company, including voting and dividend rights.

The Company has not issued any awards of options to purchase shares of common stock during 2012.

NOTE 7 – DERIVATIVES AND HEDGING ACTIVITIES

The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally to manage the Company’s interest rate risk. Additionally, the Company enters into interest rate derivatives and foreign exchange contracts to accommodate the business requirements of its customers (“customer related positions”). The Company minimizes the market and liquidity risks of customer related positions by entering into similar offsetting positions with broker-dealers. Derivative instruments are carried at fair value in the Company’s financial statements. The accounting for changes in the fair value of a derivative instrument is dependent upon whether or not it qualifies as a hedge for accounting purposes, and further, by the type of hedging relationship.

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

The following table reflects the Company’s derivative positions for the periods indicated below for interest rate swaps which qualify as hedges for accounting purposes:

June 30, 2012
				Receive
Notional	Trade	Effective	Maturity	(Variable)	Current Rate	Pay Fixed
Amount	Date	Date	Date	Index	Received	Swap Rate	Fair Value
(Dollars in Thousands)
$25,000	16-Feb-06	28-Dec-06	28-Dec-16	3 Month LIBOR	0.47%	5.04%	$(4,688)
25,000	16-Feb-06	28-Dec-06	28-Dec-16	3 Month LIBOR	0.47%	5.04%	(4,690)
25,000	8-Dec-08	10-Dec-08	10-Dec-13	3 Month LIBOR	0.47%	2.65%	(773)
25,000	9-Dec-08	10-Dec-08	10-Dec-13	3 Month LIBOR	0.47%	2.59%	(753)
25,000	9-Dec-08	10-Dec-08	10-Dec-18	3 Month LIBOR	0.47%	2.94%	(2,755)
50,000	17-Nov-09	20-Dec-10	20-Dec-14	3 Month LIBOR	0.47%	3.04%	(3,056)
25,000	5-May-11	10-Jun-11	10-Jun-15	3 Month LIBOR	0.47%	1.71%	(808)

$200,000							$(17,523)

December 31, 2011
				Receive
Notional	Trade	Effective	Maturity	(Variable)	Current Rate	Pay Fixed
Amount	Date	Date	Date	Index	Received	Swap Rate	Fair Value
			(Dollars in Thousands)
$25,000	16-Feb-06	28-Dec-06	28-Dec-16	3 Month LIBOR	0.55%	5.04%	$(4,745)
25,000	16-Feb-06	28-Dec-06	28-Dec-16	3 Month LIBOR	0.55%	5.04%	(4,745)
25,000	8-Dec-08	10-Dec-08	10-Dec-13	3 Month LIBOR	0.54%	2.65%	(941)
25,000	9-Dec-08	10-Dec-08	10-Dec-13	3 Month LIBOR	0.54%	2.59%	(913)
25,000	9-Dec-08	10-Dec-08	10-Dec-18	3 Month LIBOR	0.54%	2.94%	(2,349)
50,000	17-Nov-09	20-Dec-10	20-Dec-14	3 Month LIBOR	0.56%	3.04%	(3,316)
25,000	5-May-11	10-Jun-11	10-Jun-15	3 Month LIBOR	0.54%	1.71%	(704)
40,000	18-Aug-11	2-Apr-12	10-Mar-19	3 Month LIBOR	TBD	1.89%	(550)

$240,000							$(18,263)

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

For derivative instruments that are designated and qualify as hedging instruments, the effective portion of the gains or losses is reported as a component of OCI, and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The Company expects approximately $5.3 million (pre-tax), to be reclassified to interest expense from OCI, related to the Company’s cash flow hedges in the next twelve months. This reclassification is due to anticipated payments that will be made and/or received on the swaps based upon the forward curve as of June 30, 2012.

The table below presents the net amortization income recognized as an offset to interest expense related to previously terminated swaps for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Dollars in Thousands)		(Dollars in Thousands)
NET AMORTIZATION INCOME	$61	$61	$122	$122

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

The following table reflects the Company’s customer related derivative positions for the periods indicated below for those derivatives not designated as hedging:

		Notional Amount Maturing
	# of Positions (1)	2012	2013	2014	2015	Thereafter	Total	Fair Value
	June 30, 2012
	(Dollars in Thousands)
LOAN LEVEL SWAPS:
Receive fixed, pay variable	129	$—	17,982	73,109	108,542	231,217	$430,850	$28,554
Pay fixed, receive variable	123	$—	17,982	73,109	108,542	231,217	$430,850	$(28,563)
FOREIGN EXCHANGE CONTRACTS:
Buys foreign exchange, sells US currency	16	$10,014	20,058	—	—	—	$30,072	$(752)
Buys US currency, sells foreign exchange	16	$10,014	20,058	—	—	—	$30,072	$775

	December 31, 2011
	(Dollars in Thousands)
LOAN LEVEL SWAPS:
Receive fixed, pay variable	101	$—	19,197	80,234	112,458	171,533	$383,422	$24,478
Pay fixed, receive variable	101	$—	19,197	80,234	112,458	171,533	$383,422	$(24,535)
FOREIGN EXCHANGE CONTRACTS:
Buys foreign exchange, sells US currency	15	$21,657	—	—	—	—	$21,657	$(1,081)
Buys US currency, sells foreign exchange	15	$21,657	—	—	—	—	$21,657	$1,098

(1)	The Company may enter into one swap agreement which offsets multiple reverse swap agreements. The positions will offset and the terms will be identical.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet at the periods indicated:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Fair Value at June 30, 2012	Fair Value at December 31, 2011	Balance Sheet Location	Fair Value at June 30, 2012	Fair Value at December 31, 2011
	(Dollars in Thousands)
DERIVATIVES DESIGNATED AS HEDGES:
Interest rate swaps	Other Assets	$—	$—	Other Liabilities	$17,523	$18,263

DERIVATIVES NOT DESIGNATED AS HEDGES:
Customer Related Positions:
Loan level swaps	Other Assets	$28,554	$24,478	Other Liabilities	$28,563	$24,535
Foreign exchange contracts	Other Assets	775	1,098	Other Liabilities	752	1,081

TOTAL		$29,329	$25,576		$29,315	$25,616

The table below presents the effect of the Company’s derivative financial instruments included in OCI and current earnings for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Dollars in Thousands)		(Dollars in Thousands)
DERIVATIVES DESIGNATED AS HEDGES:
Loss in OCI on Derivative (Effective Portion), Net of Tax	$(1,227)	$(2,711)	$(1,196)	$(2,407)

Loss Reclassified from OCI into Interest Expense (Effective Portion):	$(1,346)	$(1,366)	$(2,638)	$(2,692)

Loss Recognized in Income on Derivative
(Ineffective Portion & Amount Excluded from Effectiveness Testing):
Interest Expense	$—	$—	$—	$—
Other Expense	—	—	—	—

TOTAL	$—	$—	$—	$—

DERIVATIVES NOT DESIGNATED AS HEDGES:
Changes in Fair Value of Customer Related Positions:
Other Income	$51	$49	$73	$70
Other Expense	(9)	(17)	(19)	(17)

TOTAL	$42	$32	$54	$53

Derivative contracts involve the risk of dealing with derivative counterparties and their ability to meet contractual terms. Institutional counterparties must have an investment grade credit rating and be approved by the Company’s Board of Directors. The Company’s credit exposure on interest rate swaps is limited to the net positive fair value and accrued interest of all swaps with each counterparty. The Company has agreements with certain of its derivative counterparties that contain a provision where if the Company fails to maintain its status as a well capitalized institution, then the Company could be required to terminate any outstanding derivatives with the counterparty. The Company had no exposure relating to interest rate swaps with institutional counterparties at June 30, 2012 and December 31, 2011, as all such swaps were in a liability position. The Company’s exposure relating to customer related positions was approximately $29.1 million and $25.1 million at June 30, 2012 and December 31, 2011, respectively. Credit exposure may be reduced by the amount of collateral pledged by the counterparty.

The Company currently holds derivative instruments that contain credit-risk related contingent features that are in a net liability position, which require the Company to assign collateral. The table below presents information relating to credit-risk contingent instruments as of the dates indicated:

	June 30, 2012	December 31, 2011
	(Dollars in Thousands)
NOTIONAL AMOUNT	$630.8	$623.4
AGGREGATE FAIR VALUE	$46.1	$42.8
COLLATERAL ASSIGNED	$47.9	$47.6

Collateral legally required to be maintained at dealer banks by the Company is monitored and adjusted as necessary. Per a review completed by management of these instruments at June 30, 2012 it was determined that no additional collateral would have to be posted to immediately settle these instruments.

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

The table below summarizes the fair value of residential mortgage loans commitments, forward sales agreements, and loans held for sale at the periods indicated:

	June 30,	December 31,
	2012	2011
	(Dollars in Thousands)
INTEREST RATE LOCK COMMITMENTS	$366	$265
FORWARD SALES AGREEMENTS	$(740)	$(528)
LOANS HELD FOR SALE FAIR VALUE ADJUSTMENTS	$374	$263

The table below summarizes the changes in the fair value of residential mortgage loans commitments, forward sales agreements, and loans held for sale at the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in Thousands)		(Dollars in Thousands)
INTEREST RATE LOCK COMMITMENTS	$385	$(3)	$101	$432
FORWARD SALES AGREEMENTS	(766)	(5)	(213)	(1,079)
LOANS HELD FOR SALE FAIR VALUE ADJUSTMENT	381	8	112	647

TOTAL CHANGE IN FAIR VALUE	$—	$—	$—	$—

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

Derivative Instruments:

Derivatives

The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The Company incorporates credit valuation adjustments to appropriately reflect nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings. Although the Company has determined that the majority of the inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of June 30, 2012 and December 31, 2011, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. Additionally, in conjunction with fair value measurement guidance, the Company has made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2.

Residential Mortgage Loan Commitments and Forward Sales Agreements

The fair value of the commitments and agreements are estimated using the anticipated market price based on pricing indications provided from syndicate banks. These commitments and agreements are categorized as Level 2.

Loans Held for Sale

The Company elects to account for new originations of loans held for sale at fair value, which is measured using quoted market prices when available. If quoted market prices are not available, comparable market values or discounted cash flow analysis may be utilized. These assets are typically categorized as Level 2.

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

Goodwill and Other Intangible Assets

Goodwill and identified intangible assets are subject to impairment testing. The Company conducts an annual impairment test of goodwill in the third quarter of each year and more frequently if necessary. To estimate the fair value of goodwill and other intangible assets the Company utilizes both a comparable analysis of relevant price multiples in recent market transactions and discounted cash flow analysis. Both valuation models require a significant degree of management judgment. In the event the fair value as determined by the valuation model is less than the carrying value, the intangibles may be impaired. If the impairment testing resulted in impairment, the Company would classify the impaired goodwill and other intangible assets subjected to nonrecurring fair value adjustments as Level 3.

Assets and Liabilities Measured at Fair Value at the periods indicated were as follows:

		Fair Value Measurements at the End of the Reporting Period Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable	Total
		Assets	Inputs	Inputs	Gains
	Balance	(Level 1)	(Level 2)	(Level 3)	(Losses)
	June 30, 2012
	(Dollars in Thousands)
RECURRING FAIR VALUE MEASUREMENTS:
ASSETS
SECURITIES AVAILABLE FOR SALE:
U.S. Government Agency Securities	$20,451	$—	$20,451	$—
Agency Mortgage-Backed Securities	238,472	—	238,472	—
Agency Collateralized Mortgage Obligations	57,205	—	57,205	—
Private Mortgage-Backed Securities	4,739	—	—	4,739
Single Issuer Trust Preferred Securities Issued by Banks	5,008	—	5,008	—
Pooled Trust Preferred Securities Issued by Banks and Insurers	2,754	—	—	2,754
Marketable Equity Securities	9,702	9,702	—	—
LOANS HELD FOR SALE	22,310	—	22,310	—
DERIVATIVE INSTRUMENTS	29,695	—	29,695	—
LIABILIITIES
DERIVATIVE INSTRUMENTS	47,578	—	47,578	—

TOTAL RECURRING FAIR VALUE MEASUREMENTS	$342,758	$9,702	$420,719	$7,493

NONRECURRING FAIR VALUE MEASUREMENTS:
ASSETS
COLATERAL DEPENDENT IMPAIRED LOANS	$7,472	$—	$—	$7,472	$(369)
OTHER REAL ESTATE OWNED	11,275	—	—	11,275	—

TOTAL NONREUCRRING FAIR VALUE MEASUREMENTS	$18,747	$—	$—	$18,747	$(369)

	December 31, 2011
	(Dollars in Thousands)
RECURRING FAIR VALUE MEASUREMENTS:
ASSETS
TRADING SECURITIES	$8,240	$8,240	$—	$—
SECURITIES AVAILABLE FOR SALE:
Agency Mortgage-Backed Securities	238,391	—	238,391	—
Agency Collateralized Mortgage Obligations	53,801	—	53,801	—
Private Mortgage-Backed Securities	6,110	—	—	6,110
Single Issuer Trust Preferred Securities Issued by Banks	4,210	—	—	4,210
Pooled Trust Preferred Securities Issued by Banks and Insurers	2,820	—	—	2,820
LOANS HELD FOR SALE	20,500	—	20,500	—
DERIVATIVE INSTRUMENTS	25,841	—	25,841	—
LIABILIITIES
DERIVATIVE INSTRUMENTS	44,407	—	44,407	—

TOTAL RECURRING FAIR VALUE MEASUREMENTS	$315,506	$8,240	$382,940	$13,140

NONRECURRING FAIR VALUE MEASUREMENTS:
ASSETS
COLATERAL DEPENDENT IMPAIRED LOANS	$36,861	$—	$—	$36,861	$(2,682)
OTHER REAL ESTATE OWNED	6,658	—	—	6,658	—

TOTAL NONREUCRRING FAIR VALUE MEASUREMENTS	$43,519	$—	$—	$43,519	$(2,682)

The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3). These instruments were valued using pricing models and discounted cash flow methodologies.

	Securities Available for Sale:
			Private
	Pooled Trust	Single Trust	Mortgage-
	Preferred	Preferred	Backed
	Securities	Securities	Securities	Total
	(Dollars in Thousands)
BALANCE AT MARCH 31, 2012	$2,939	$—	$5,354	$8,293

GAINS AND LOSSES (REALIZED/UNREALIZED):
Included in Earnings	—	—	(76)	(76)
Included in Other Comprehensive Income	(174)	—	78	(96)
SETTLEMENTS	(11)	—	(617)	(628)
TRANSFERS INTO(OUT OF) OF LEVEL 3	—	—	—	—

BALANCE AT JUNE 30, 2012	$2,754	$—	$4,739	$7,493

BALANCE AT JANUARY 1, 2011	$2,828	$4,221	$10,254	$17,303
GAINS AND LOSSES (REALIZED/UNREALIZED):
Included in Earnings	(8)	—	(235)	(243)
Included in Other Comprehensive Income	37	(11)	49	75
SETTLEMENTS	(37)	—	(3,958)	(3,995)

BALANCE AT DECEMBER 31, 2011	$2,820	$4,210	$6,110	$13,140

GAINS AND LOSSES (REALIZED/UNREALIZED):
Included in Earnings	—	—	(76)	(76)
Included in Other Comprehensive Income	(46)	703	231	888
SETTLEMENTS	(20)	—	(1,526)	(1,546)
TRANSFERS INTO(OUT OF) OF LEVEL 3	—	(4,913)	—	(4,913)

BALANCE AT JUNE 30, 2012	$2,754	$—	$4,739	$7,493

During the first quarter of 2012 the Company transferred the Single Issuer Trust Preferred Security from Level 3 to Level 2. This reason for this transfer was based upon increased trading of the security, enabling the use of more observable inputs. It is the Company’s policy to recognize the transfers as of the end of the reporting period. There were no transfers between the Levels of the fair value hierarchy for any assets or liabilities measured at fair value on a recurring basis during the second quarter of 2012 or the year ended December 31, 2011.

The following table sets forth information regarding the Company’s investments in securities that are classified as Level 3:

	Fair Value at June 30, 2012	Valuation Technique(s)	Unobservable Inputs	Range	Weighted Average
			(Dollars in Thousands)
POOLED TRUST PREFERRRED SECURITIES	$2,754	Discounted cash flow methodology	Cumulative Prepayment	0%-58%	(3.5%)
			Cumulative Default	5.7%-100%	(21.2%)
			Loss Given Default	85% - 100%	(94.7%)
			Cure Given Default	0% - 90%	(29.4%)
PRIVATE MORTGAGE-BACKED SECURITIES	$4,739	Multi-dimensional spread tables	Constant Prepayment Rate	10.3%-14.5%	(13.9%)
			Constant Default Rate	0.8% -20.5%	(3.6%)
			Severity	25.0% -62.5%	(38.8%)
IMPAIRED LOANS	$7,472	Appraisals of collateral (1)
OTHER REAL ESTATE OWNED	$11,275	Appraisals of collateral (1)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable. Appraisals may be adjusted by management for qualitative factors such as economic factors and estimated liquidation expenses. The range of these possible adjustments may vary.

For the fair value measurements in the table above, which are classified as Level 3 within the fair value hierarchy, the Company’s Treasury and Finance groups determine the valuation policies and procedures. For the pricing of the securities, the Company uses third-party pricing information, without adjustment. Depending on the type of the security, management employs various techniques to analyze the pricing it receives from third-parties, such as analyzing changes in market yields and in certain instances reviewing the underlying collateral of the security. Management reviews changes in fair value from period to period and performs testing to ensure that prices received from the third parties are consistent with their expectation of the market. For the securities categorized as Level 3, the market is deemed to be inactive, the fair value models are calibrated and to the extent possible, significant inputs are back tested on a quarterly basis. This testing is done by the third party service provider, who performs this testing by comparing anticipated inputs to actual results. For example, modeled default and prepayment rates for private mortgage-backed securities will be compared to actual rates for the previous period. Significant changes in fair value from period to period are closely scrutinized to ensure fair value models are not flawed. The driver(s) of the respective change in fair value and the method for forecasting the driver(s) is closely considered by management.

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
	June 30, 2012
	(Dollars in Thousands)
FINANCIAL ASSETS
SECURITIES HELD TO MATURITY (a):
U.S. Treasury Securities	$1,014	$1,138	—	$1,138	—
Agency Mortgage-Backed Securities	91,385	96,273	—	96,273	—
Agency Collateralized Mortgage Obligations	81,147	83,714	—	83,714	—
State, County, and Municipal Securities	1,939	1,953	—	1,953	—
Single Issuer trust preferred Securities Issued by Banks	7,957	7,937	—	7,937	—
Corporate Debt Securities	5,008	5,184	—	5,184	—
LOANS, NET OF ALLOWANCE FOR LOAN LOSSES (b)	3,932,386	3,938,702	—	—	3,938,702

FINANCIAL LIABILITIES
TIME CERTIFICATES OF DEPOSITS ( c)	$639,535	$644,674	—	$644,674	—
FEDERAL HOME LOAN BANK ADVANCES ( c)	189,522	185,902	—	185,902	—
WHOLESALE AND CUSTOMER REPURCHASE AGREEMENTS ( c)	194,838	197,095	—	—	197,095
JUNIOR SUBORDINATED DEBENTURES (d)	61,857	57,218	—	57,218	—
SUBORDINATED DEBENTURES ( c)	30,000	25,954	—	—	25,954

	December 31, 2011
	(Dollars in Thousands)
FINANCIAL ASSETS
SECURITIES HELD TO MATURITY (a):
U.S. Treasury Securities	$1,014	$1,117	$—	$1,117	$—
Agency Mortgage-Backed Securities	109,553	113,959	—	113,959	—
Agency Collateralized Mortgage Obligations	77,804	80,298	—	80,298	—
State, County, and Municipal Securities	3,576	3,610	—	3,610	—
Single Issuer trust preferred Securities Issued by Banks	8,000	7,346	—	7,346	—
Corporate Debt Securities	5,009	5,164	—	5,164	—
LOANS, NET OF ALLOWANCE FOR LOAN LOSSES (b)	3,746,130	3,807,938			3,807,938

FINANCIAL LIABILITIES
TIME CERTIFICATES OF DEPOSITS ( c)	$630,162	$639,333	$—	$639,333	$—
FEDERAL HOME LOAN BANK ADVANCES ( c)	229,701	233,880	—	233,880	—
WHOLESALE AND CUSTOMER REPURCHASE AGREEMENTS ( c)	216,128	219,857	—	—	219,857
JUNIOR SUBORDINATED DEBENTURES (d)	61,857	60,620	—	60,620
SUBORDINATED DEBENTURES ( c)	30,000	27,217	—	—	27,217

(a)	The fair values presented are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments and/or discounted cash flow analyses.
(b)	Fair value is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities or cash flows.
(c)	Fair value was determined by discounting anticipated future cash payments using rates currently available for instruments with similar remaining maturities.
(d)	Fair value was determined based upon market prices of securities with similar terms and maturities.

This summary excludes financial assets and liabilities for which the carrying value approximates fair value. For financial assets, these include cash and due from banks, federal funds sold, short-term investments, Federal Home Loan Bank stock, and cash surrender value of life insurance policies. For financial liabilities, these include demand, savings, money market deposits, and federal funds purchased . The estimated fair value of demand, savings and money market deposits is the amount payable at the reporting date. These instruments would all be considered to be classified within Level 1 of the fair value hierarchy. Also excluded from the summary are financial instruments measured at fair value on a recurring and nonrecurring basis, as previously described.

The Company believes its financial instruments current use is considered to be the highest and best use of the instrument.

NOTE 9 – COMPREHENSIVE INCOME

Information on the Company’s comprehensive income, presented net of taxes, is set forth below for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30, 2012				Six Months Ended June 30, 2012
	Pre Tax		Tax (Expense)	After Tax	Pre Tax		Tax (Expense)	After Tax
	Amount		Benefit	Amount	Amount		Benefit	Amount
	(Dollars in Thousands)				(Dollars in Thousands)
CHANGE IN FAIR VALUE OF SECURITIES AVAILABLE FOR SALE	$(186)		$47	$(139)	$(432)		$132	$(300)
LESS: NET SECURITY LOSSES RECLASSIFED INTO EARNINGS	76	(1)	(31)	45	76	(1)	(31)	45

NET CHANGE IN FAIR VALUE OF SECURITIES AVAILABLE FOR SALE	(110)		16	(94)	(356)		101	(255)

CHANGE IN FAIR VALUE OF CASH FLOW HEDGES	(2,074	)(2)	847	(1,227)	(2,021	)(2)	825	(1,196)
LESS: NET SECURITY LOSSES RECLASSIFED INTO EARNINGS	1,346		(550)	796	2,638		(1,077)	1,561

NET CHANGE IN FAIR VALUE OF CASH FLOW HEDGES	(728)		297	(431)	617		(252)	365

AMORTIZATION OF CERTAIN COSTS INCLUDED IN NET PERIODIC RETIREMENT COSTS	39		(16)	23	77		(31)	46

TOTAL OTHER COMPREHENSIVE INCOME	$(799)		$297	$(502)	$338		$(182)	$156

	Three Months Ended June 30, 2011				Six Months Ended June 30, 2011
	Pre Tax Amount		Tax (Expense) Benefit	After Tax Amount	Pre Tax Amount		Tax (Expense) Benefit	After Tax Amount
	(Dollars in Thousands)				(Dollars in Thousands)
CHANGE IN FAIR VALUE OF SECURITIES AVAILABLE FOR SALE	$2,343		$(907)	$1,436	$1,292		$(520)	$772
LESS: NET SECURITY GAINS RECLASSIFED INTO EARNINGS	(587	)(1)	230	(357)	(547	)(1)	214	(333)

NET CHANGE IN FAIR VALUE OF SECURITIES AVAILABLE FOR SALE	1,756		(677)	1,079	745		(306)	439
CHANGE IN FAIR VALUE OF CASH FLOW HEDGES	(4,583	)(2)	1,872	(2,711)	(4,069	)(2)	1,662	(2,407)
LESS: NET SECURITY LOSSES RECLASSIFED INTO EARNINGS	1,365		(558)	807	2,597		(1,100)	1,497

NET CHANGE IN FAIR VALUE OF CASH FLOW HEDGES	(3,218)		1,314	(1,904)	(1,472)		562	(910)

AMORTIZATION OF CERTAIN COSTS INCLUDED IN NET PERIODIC RETIREMENT COSTS	154		(63)	91	341		(89)	252

TOTAL OTHER COMPREHENSIVE INCOME	$(1,308)		$574	$(734)	$(386)		$167	$(219)

(1)	Net security losses represent pre-tax OTTI credit related losses of $76,000 and $136,000 for the three months ended June 30, 2012 and 2011, respectively and gains on sales of securities of $0 and $723,000 for the three months ended June 30, 2012 and 2011, respectively. For the six months ended June 30, 2012 and 2011, net security losses represent pre-tax OTTI credit related losses of $76,000 and $176,000 and gains on sales of securities of $0 and $723,000, respectively.
(2)	Includes the remaining balance of a realized but unrecognized gain, net of tax, from the termination of interest rate swaps in June 2009. The original gain of $1.4 million, net of tax will be recognized in earnings through December 2018, the original maturity date of the swap. The balance of this gain has amortized to $931,000 and $1.1 million at June 30, 2012 and 2011, respectively.

Information on the Company’s accumulated other comprehensive loss, net of tax is comprised of the following components as of the periods indicated:

				Defined
	Unrealized	Unrealized	Deferred Gain on	Benefit
	Gain on	Loss on Cash	Hedge	Pension
	Securities	Flow Hedge	Transactions	Plans	Total
	(Dollars in Thousands)
	2012
ACCUMULATED OTHER COMPREHENSIVE INCOME(LOSS) MARCH 31, 2012	$6,413	$(9,972)	$968	$(1,237)	$(3,828)
NET CHANGE IN OTHER COMPREHENSIVE INCOME(LOSS)	(94)	(394)	(37)	23	(502)

ACCUMULATED OTHER COMPREHENSIVE INCOME(LOSS) JUNE 30, 2012	$6,319	$(10,366)	$931	$(1,214)	$(4,330)

ACCUMULATED OTHER COMPREHENSIVE INCOME(LOSS) JANUARY 1, 2012	$6,574	$(10,804)	$1,004	$(1,260)	$(4,486)
NET CHANGE IN OTHER COMPREHENSIVE INCOME(LOSS)	(255)	438	(73)	46	156

ACCUMULATED OTHER COMPREHENSIVE INCOME(LOSS) JUNE 30, 2012	$6,319	$(10,366)	$931	$(1,214)	$(4,330)

	2011
ACCUMULATED OTHER COMPREHENSIVE INCOME(LOSS) MARCH 31, 2011	$5,665	$(6,095)	$1,112	$(933)	$(251)
NET CHANGE IN OTHER COMPREHENSIVE INCOME(LOSS)	1,079	(1,868)	(36)	91	(734)

ACCUMULATED OTHER COMPREHENSIVE INCOME(LOSS) JUNE 30, 2011	$6,744	$(7,963)	$1,076	$(842)	$(985)

ACCUMULATED OTHER COMPREHENSIVE INCOME(LOSS) JANUARY 1, 2011	$6,305	$(7,125)	$1,148	$(1,094)	$(766)
NET CHANGE IN OTHER COMPREHENSIVE INCOME(LOSS)	439	(838)	(72)	252	(219)

ACCUMULATED OTHER COMPREHENSIVE INCOME(LOSS) JUNE 30, 2011	$6,744	$(7,963)	$1,076	$(842)	$(985)

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

			Three Months Ended
	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011
		(Dollars in Thousands, Except Per Share Data)
FINANCIAL CONDITION DATA:
Securities Available for Sale	$338,331	$362,109	$305,332	$293,073	$305,895
Securities Held to Maturity	188,450	200,921	204,956	220,552	233,109
Loans	3,980,789	3,869,756	3,794,390	3,723,125	3,725,231
Allowance for Loan Losses	48,403	48,340	48,260	47,278	46,637
Goodwill and Core Deposit Intangibles	139,924	140,323	140,722	141,103	141,489
Total Assets	5,124,564	4,985,739	4,970,240	4,899,766	4,842,943
Total Deposits	4,078,133	3,945,713	3,876,829	3,787,533	3,786,562
Total Borrowings	476,217	484,115	537,686	568,264	535,670
Stockholders’ Equity	483,592	478,863	469,057	461,066	455,702
Nonperforming Loans	31,322	31,646	28,953	26,625	21,926
Nonperforming Assets	43,857	40,736	37,149	36,647	30,963

OPERATING DATA:
Interest Income	$48,426	$47,796	$48,382	$48,935	$49,474
Interest Expense	5,798	5,943	6,528	7,261	7,398
Net Interest Income	42,628	41,853	41,854	41,674	42,076
Provision for Loan Losses	8,500	1,600	3,800	2,000	3,482
Noninterest Income	14,983	13,909	14,315	12,315	13,474
Noninterest Expenses	36,999	37,358	36,952	35,423	36,856
Net Income	8,874	12,183	11,169	11,959	11,120

PER SHARE DATA:
Net Income—Basic	$0.41	$0.57	$0.52	$0.56	$0.52
Net Income—Diluted	0.41	0.56	0.52	0.56	0.52
Cash Dividends Declared	0.21	0.21	0.19	0.19	0.19
Book Value	22.36	22.16	21.82	21.48	21.24

OPERATING RATIOS:
Return on Average Assets	0.71%	1.00%	0.91%	0.99%	0.95%
Return on Average Common Equity	7.34%	10.31%	9.45%	10.28%	9.78%
Net Interest Margin (on a Fully Tax Equivalent Basis)	3.80%	3.82%	3.78%	3.84%	3.97%
Equity to Assets	9.44%	9.60%	9.44%	9.41%	9.41%
Dividend Payout Ratio	51.19%	37.26%	36.57%	34.10%	36.65%

ASSET QUALITY RATIOS:
Nonperforming Loans as a Percent of Gross Loans	0.79%	0.82%	0.76%	0.72%	0.59%
Nonperforming Assets as a Percent of Total Assets	0.86%	0.82%	0.75%	0.75%	0.64%
Allowance for Loan Losses as a Percent of Total Loans	1.22%	1.25%	1.27%	1.27%	1.25%
Allowance for Loan Losses as a Percent of
Nonperforming Loans	154.53%	152.75%	166.68%	177.57%	212.70%

CAPITAL RATIOS:
Tier 1 Leverage Capital Ratio	8.68%	8.77%	8.61%	8.59%	8.54%
Tier 1 Risk-Based Capital Ratio	10.64%	10.71%	10.74%	10.62%	10.46%
Total Risk-Based Capital Ratio	12.63%	12.73%	12.78%	12.67%	12.52%

Executive Level Overview

During the second quarter of 2012 the Company continued to experience robust business volume growth, as indicated by the notable growth rates in the commercial and home equity loan portfolios. The Company’s deposits also continued to grow nicely in the second quarter with core deposits comprising 83.8% of total deposits. Additionally, the Company’s customer base continues to enjoy organic growth, growing at an annualized rate of 7.2% in the quarter. Despite this momentum and strong operating fundamentals, the results of the second quarter were hindered by a $4.0 million charge-off taken in connection with a working capital loan to a commercial borrower that was unexpectedly placed into receivership in late June. Management charged-off the loan upon receipt of information indicating material misstatements and potential borrower fraud that included an overstatement of accounts receivable and inventory collateral, as well as evidence of invalid and/or altered borrower records. The result of this charge-off was a decrease of $0.11 to diluted earnings per share.

The following table illustrates key performance measures for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
NET INCOME	$8,874	$11,120	$21,057	$22,308
DILUTED EARNINGS PER SHARE	$0.41	$0.52	$0.97	$1.04
RETURN ON AVERAGE ASSETS	0.71%	0.95%	0.86%	0.96%
RETURN ON COMMON AVERAGE EQUITY	7.34%	9.78%	8.81%	10.01%
NET INTEREST MARGIN	3.80%	3.97%	3.81%	3.99%

The Company’s net interest margin of 3.80% was well managed in the second quarter but has decreased when compared to the 3.97% of the year ago period as a result of the prolonged low rate environment. Management continues to counter this ongoing pressure on earning asset yields by continuing to decrease it costs of funds, which decreased to 0.27% at June 30, 2012, down from 0.39% as of June 30, 2011. Management anticipates maintaining the net interest margin at this level to be challenging and expects the net interest margin to be in the 3.70’s% in the third quarter of this year.

Consistent with the Company’s strategic emphasis, the commercial loan portfolio was a driver of loan growth during the three months ended June 30, 2012, as evidenced by annualized growth for the quarter of 13.0%. The home equity portfolio also experienced annualized growth of 22.4%, driven largely by the demand for first position mortgage refinancing fueled by historically low interest rates.

Deposits increased to $4.1 billion, an increase of $132.4 million, or 13.5% on an annualized basis, for the three months ended June 30, 2012. The Company continues to focus on improving the mix of deposits with core deposits increasing by $107.8 million, to $3.4 billion while time deposits increased slightly by $14.6 million.

In terms of asset quality, the Company continues to experience strong credit metrics as compared to peers in the industry. Loan delinquency measures range from stable to improving and nonperforming assets remain in a manageable position, despite an increase in the current quarter. A substantial portion of the increase in nonperforming assets is due to the recently issued regulatory guidance pertaining to income recognition practices on performing junior lien mortgages, which contributed $4.2 million to the increase. While these loans are currently performing, they were placed on nonaccrual as a result of delinquency with respect to the first position, which is held by another financial institution. This increase represented only 1.4% of the second position junior lien portfolio.

Nonperforming assets are comprised of nonperforming loans, nonperforming securities, other real estate owned, and other assets in possession, and are closely managed to ensure an expedient workout. The following table shows the roll-forward of nonperforming assets for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30, 2012		June 30, 2012
	(Dollars in Thousands)
NONPERFORMING ASSETS BEGINNING BALANCE		$40,736		$37,149
NEW TO NONPERFORMING		18,895		27,698
LOANS CHARGED-OFF		(8,768)		(10,712)
LOANS PAID-OFF		(2,934)		(4,106)
LOANS TRANSFERRED TO OTHER REAL ESTATE OWNED AND FORECLOSED ASSETS		(3,579)		(5,082)
LOANS RESTORED TO ACCRUAL STATUS		(3,946)		(5,816)
CHANGE TO OTHER REAL ESTATE OWNED:
New to Other Real Estate Owned	$3,579		$5,082
Valuation Write Down	(200)		(200)
Sale of Other Real Estate Owned	(293)		(1,880)
Development of Other Real Estate Owned	548		1,572
Other	43		43

TOTAL CHANGE TO OTHER REAL ESTATE OWNED	3,677	3,677	4,617	4,617
CHANGE IN FAIR VALUE ON NONACCRUAL SECURITIES		(141)		(13)
OTHER		(83)		122

NONPERFORMING ASSETS ENDING BALANCE		$43,857		$43,857

The following table shows the levels of the Company’s nonperforming loans over the trailing five quarters:

The Company considers a loan to be in early stage delinquency when it is between 30-89 days past due and a loan is considered to be in late stage delinquency when it is 90 days or more past due. Loan delinquency, both early and late stage, remained well contained as of June 30, 2012.

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

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2012	2012
	(Dollars in Thousands)	(Dollars in Thousands)
TDRS BEGINNING BALANCE	$47,195	$46,381
NEW TO TDR STATUS	4,268	8,462
PAYDOWNS	(6,558)	(9,764)
CHARGE OFFS	(160)	(334)
LOANS REMOVED FROM TDR STATUS	—	—

TDRs ENDING BALANCE	$44,745	$44,745

% OF TDRS PERFORMING AND ACCRUING INTEREST	89.81%	89.81%

Net loan charge-off activity increased on a quarter-to-quarter basis due largely to the aforementioned $4.0 million charge-off related to a commercial borrower who was placed into receivership in June of 2012. The Company’s net loan charge-offs over the last five quarters are shown in the table below:

The provision for loan losses was $8.5 million, $3.8 million, and $3.5 million for the three months ended June 30, 2012, December 31, 2011, and June 30, 2011, respectively, and exceeded net charge-offs in all quarters. The allowance for loan losses as a percent of loans was 1.22%, 1.27%, and 1.25% at June 30, 2012, December 31, 2011, and at June 30, 2011.

The Company’s organic customer growth continued to be strong in the second quarter of 2012 providing deposit, loan and fee income opportunities. Noninterest income increased over the prior quarter by 7.7% to $15.0 million. The largest increase in noninterest income is due to an increase in loan level derivative fees associated with the Company’s commercial borrowers. The increase was also driven by investment management revenue, which increased by $264,000, due to tax preparation fees earned during the second quarter combined with an increase in assets under administration and mortgage banking income which increased by $133,000, due to higher volumes of mortgage originations.

Noninterest expense decreased over the prior quarter by 1.0% to $37.0 million. The decrease is mainly due to decreases in payroll taxes driven by the timing of incentive compensation payouts in the first quarter coupled with a decrease in incentive compensation accruals in 2012, offset by increases in merger and acquisition expenses of $672,000 relating to the previously announced acquisition of Central Bancorp, Inc., which is expected to close in the fourth quarter of this year.

Looking forward for the remainder of the year management anticipates further opportunity for balance sheet growth, continuing to fund loan growth with core deposits, while growing noninterest income and managing expenses in order to achieve expected results. Management anticipates that the continuation of solid fundamentals and strong asset quality metrics will continue to drive the Company’s results. The Company’s net charge-offs likely peaked in the second quarter and management now expects net charge-offs for the year to be in the range of $15-$17 million. Management is also focused on integration planning for the upcoming acquisition in the fourth quarter and anticipates a seamless transaction. In the beginning of 2012 management had provided diluted earnings per share estimates of $2.05 to $2.15 for the year as compared to the diluted earnings per share of $2.12 for 2011. Management now anticipates being in the lower to middle end of that 2012 range.

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

The following table summarizes the impact of noncore items recorded for the time periods indicated below and reconciles them in accordance with GAAP:

	Three Months Ended June 30,
	Net Income Available to Common Shareholders		Diluted Earnings Per Share
	2012	2011	2012	2011
	(Dollars in Thousands)
AS REPORTED (GAAP)
Net Income available to Common Shareholders (GAAP)	$8,874	$11,120	$0.41	$0.52
Non-GAAP Measures:
Non-Interest Income Components:
Net Loss on Sale of Securities, net of tax	—	(428)	—	(0.02)
Non-Interest Expense Components:
Merger and Acquisition Expenses	397	—	0.02	—

TOTAL IMPACT OF NON-CORE ITEMS	397	(428)	0.02	(0.02)

AS ADJUSTED (NON-GAAP)	$9,271	$10,692	$0.43	$0.50

	Six Months Ended June 30,
	Net Income
	Available to Common		Diluted
	Shareholders		Earnings Per Share
	2012	2011	2012	2011
	(Dollars in Thousands)
AS REPORTED (GAAP)
Net Income available to Common Shareholders (GAAP)	$21,057	$22,308	$0.97	$1.04
Non-GAAP Measures:
Non-Interest Income Components:
Net Gain on Sale of Securities, net of tax	—	(428)	—	(0.02)
Non-Interest Expense Components:
Merger and Acquisition Expenses	397	—	0.02	—

TOTAL IMPACT OF NON-CORE ITEMS	397	(428)	0.02	(0.02)

AS ADJUSTED (NON-GAAP)	$21,454	$21,880	$0.99	$1.02

The following non-GAAP financial measure is used by the Company to provide information that management believes is useful to investors in understanding the Company’s operating performance. The following table reconciles the calculation of this non-GAAP measure:

	As of June 30,
	2012	2011
	(Dollars in Thousands)
Total Stockholders’ Equity (GAAP)	$483,592	$455,702
Less: Goodwill	130,074	130,074
Less: Identifiable Intangible Assets	9,850	11,415

Tangible Equity	$343,668	$314,213
Plus: Tax Benefit of Deductible Portion of Goodwill	16,126	16,126
Plus: Tax Benefit of Deductible Portion of Intangible Assets	3,650	4,244

Tangible Equity As adjusted (Non-GAAP)	$363,445	$334,583

Total Assets (GAAP)	$5,124,564	$4,842,943
Less: Goodwill	130,074	130,074
Less: Identifiable Intangible Assets	9,850	11,415

Tangible Assets	$4,984,640	$4,701,454
Plus: Tax Benefit of Deductible Portion of Goodwill	16,126	16,126
Plus: Tax Benefit of Deductible Portion of Intangible Assets	3,650	4,244

Tangible Assets As Adjusted (Non-GAAP)	$5,004,417	$4,721,824

Tangible Equity/Tangible Assets	6.89%	6.68%
Tangible Equity/Tangible Assets As Adjusted (Non-GAAP)	7.26%	7.09%

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

There have been no material changes in critical accounting policies during the first half of 2012. Please refer to the 2011 Form 10-K for a complete listing of critical accounting policies.

FINANCIAL POSITION

Securities Portfolio The Company’s securities portfolio consists of securities available for sale and securities which management intends to hold until maturity. Securities increased by $8.3 million, or 1.6%, at June 30, 2012 as compared to December 31, 2011. The ratio of securities to total assets as of June 30, 2012 was 10.3%, compared to 10.4% at December 31, 2011.

The Company continually reviews investment securities for the presence of other-than-temporary impairment (“OTTI”). Further analysis of the Company’s OTTI can be found in Note 3 “Securities” within Notes to Consolidated Financial Statements included in Item 1 hereof.

As of December 31, 2011 securities classified as trading were $8.2 million and were comprised of a community development mutual fund investment and securities that are held solely for the purpose of funding certain executive nonqualified retirement obligations. During the first quarter of 2012, management reclassified these securities to be available for sale.

Residential Mortgage Loan Sales The Company’s primary loan sale activity arises from the sale of government sponsored enterprise eligible residential mortgage loans to other financial institutions. During 2012 and 2011, the Bank originated residential loans with the intention of selling them in the secondary market. Loans may be sold with servicing rights released or with servicing rights retained. A mortgage servicing asset is recognized when a loan is sold with servicing rights retained. During the three and six months ended June 30, 2012 the Company sold $76.2 million and $139.3 million of mortgage loans compared to $42.7 million and $125.5 million for the three and six months ended June 30, 2011. The majority of these loans are sold with servicing rights released.

When a loan is sold, the Company enters into agreements that contain representations and warranties about the characteristics of the loans sold and their origination. The Company may be required to either repurchase mortgage loans or to indemnify the purchaser from losses if representations and warranties are breached. During the six months ended June 30, 2012 and 2011, the Company made payments of $136,000 and $905,000, respectively, relating to repurchases and loss indemnified on these loans. The Company has not at this time established a reserve for loan repurchases as it believes future material losses are not probable.

Forward sale contracts of mortgage loans, considered derivative instruments for accounting purposes, are utilized by the Company in its efforts to manage risk of loss associated with its mortgage loan commitments and mortgage loans held for sale. Prior to closing and funding certain one-to-four residential mortgage loans, an interest rate lock commitment is generally extended to the borrower. During the period from commitment date to closing date, the Company is subject to the risk that market rates of interest may change. If market rates rise, investors generally will pay less to purchase such loans resulting in a reduction in the gain on sale of the loans or, possibly, a loss. In an effort to mitigate such risk, forward delivery sales commitments are executed, under which the Company agrees to deliver whole mortgage loans to various investors. See Note 7, “Derivative and Hedging Activities” within Notes to Consolidated Financial statements included in Item 1 hereof for more information on mortgage loan commitments and forward sales agreements.

Loan Portfolio Management continues to focus on growth in the commercial and home equity lending categories, while placing less emphasis on the other lending categories. Management believes this emphasis is prudent, given the prevailing interest rate and economic environment, as well as strategic priorities. At June 30, 2012, the Bank’s loan portfolio amounted to $4.0 billion, an increase of $186.4 million, or 4.9%, from December 31, 2011. The commercial loan portfolio continued its strong trend and is benefiting from recent expansion initiatives in that business. Robust growth was also sustained in the first position home equity portfolio due to excellent customer response to the Company’s attractive product offerings and marketing efforts. This has all resulted in total commercial portfolio growth of 5.2%, or 10.5% annualized growth for the six months ended June 30, 2012 and home equity growth of 11.6%, or 23.3% annualized growth for the six months ended June 30, 2012.

The Bank’s commercial and industrial portfolio has shown growth of 8.7% for the six months ended June 30, 2012. This portfolio is well-diversified with loans to various types of industries. The following pie chart shows the diversification of the commercial and industrial portfolio as of June 30, 2012:

Avg Loan Size	$186,000
Largest Individual C&I Loan	$16.9 million
C&I Nonperforming Loans/ Loans	0.71%

The Bank’s commercial real estate portfolio, inclusive of commercial construction, is the Bank’s largest loan type concentration. This portfolio is also well-diversified with loans secured by a variety of property types, such as owner-occupied and nonowner-occupied commercial, retail, office, industrial, warehouse, industrial development bonds, and other special purpose properties, such as hotels, motels, nursing homes, restaurants, churches, recreational facilities, marinas, and golf courses. Commercial real estate also includes loans secured by certain residential-related property types including multi-family apartment buildings, residential development tracts and condominiums. The following pie chart shows the diversification of the commercial real estate portfolio as of June 30, 2012:

Average Loan Size	$669,000
Largest Individual CRE Mortgage	$17.5 million
CRE Nonperforming Loans/ Loans	0.45%
Owner Occupied	20.7%

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

Other assets in possession primarily consist of foreclosed assets and other nonreal-estate assets deemed to be in control of the Company.

The following table sets forth information regarding nonperforming assets held by the Bank at the dates indicated:

Table 1—Nonperforming Assets/Loans

	June 30,	December 31,	June 30,
	2012	2011	2011
	(Dollars In Thousands)
LOANS ACCOUNTED FOR ON A NONACCRUAL BASIS
Commercial and Industrial	$4,404	$1,883	$2,674
Commercial Real Estate	9,371	13,109	7,007
Small Business	588	542	1,130
Residential Real Estate	9,939	9,867	8,546
Home Equity	6,730	3,130	1,867
Consumer—Other	211	381	447

TOTAL (1)	$31,243	$28,912	$21,671

LOANS PAST DUE 90 DAYS OR MORE BUT STILL ACCRUING
Home Equity	$38	$—	$110
Consumer—Other	41	41	145

TOTAL	$79	$41	$255

TOTAL NONPERFORMING LOANS	$31,322	$28,953	$21,926

NONACCRUAL SECURITIES (2)	1,259	1,272	1,587
OTHER REAL ESTATE OWNED AND FORECLOSED ASSETS	11,276	6,924	7,450

TOTAL NONPERFORMING ASSETS	$43,857	$37,149	$30,963

NONPERFORMING LOANS AS A PERCENT OF GROSS LOANS	0.79%	0.76%	0.59%

NONPERFORMING ASSETS AS A PERCENT OF TOTAL ASSETS	0.86%	0.75%	0.64%

(1)	Inclusive of TDRs on nonaccrual of $4.6 million, $9.2 million, and $5.9 million, at June 30, 2012, December 31, 2011, and June 30, 2011, respectively.
(2)	Amounts represent the fair value of nonaccrual securities. The Company has six nonaccrual securities at June 30, 2012, December 31, 2011, and June 30, 2011.

The following table sets forth information regarding troubled debt restructured loans as of the dates indicated:

Table 2—Troubled Debt Restructurings

	June 30, 2012	December 31, 2011
	(Dollars In Thousands)
PERFORMING TROUBLED DEBT RESTUCTURINGS	$40,184	$37,151
NONACCRUAL TROUBLED DEBT RESTRUCTURINGS	4,561	9,230

TOTAL	$44,745	$46,381

PERFORMING TROUBLED DEBT RESTRUCTURINGS AS A % OF TOTAL LOANS	1.01%	0.98%
NONACCRUAL TROUBLED DEBT RESTRUCTURINGS AS A % OF TOTAL LOANS	0.11%	0.24%
TOTAL TROUBLED DEBT RESTRUCTURINGS AS A % OF TOTAL LOANS	1.12%	1.22%

Income accruals are suspended on all nonaccrual loans and all previously accrued and uncollected interest is reversed against current income. The table below shows interest income that was recognized or collected on all nonaccrual loans and performing TDRs as of the dates indicated:

Table 3—Interest Income Recognized/Collected on

Nonaccrual Loans and Troubled Debt Restructurings

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in Thousands)		(Dollars in Thousands)
INTEREST INCOME THAT WOULD HAVE BEEN RECOGNIZED IF NONACCRUING LOANS HAD BEEN PERFORMING	$480	$501	$1,022	$819
INTEREST INCOME RECOGNIZED ON TDRS STILL ACCRUING	$644	$434	$1,296	$857
INTEREST COLLECTED ON THESET NONACCRUAL AND TDRS AND INCUDED IN INTEREST INCOME	$896	$857	$1,600	$1,350

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

At June 30, 2012, impaired loans included all commercial and industrial loans, commercial real estate loans, commercial construction, and small business loans that are on nonaccrual status, TDRs, and other loans that have been categorized as impaired. Total impaired loans at June 30, 2012 and December 31, 2011 were $60.9 million and $61.7 million, respectively. For additional information regarding the Bank’s asset quality, including delinquent loans, nonaccruals, TDRs, and impaired loans, see Note 4, “Loans, Allowance for Loan Losses, and Credit Quality” within Notes to Consolidated Financial Statements included in Item 1 hereof.

Potential problem loans are any loans which are not included in nonaccrual or nonperforming loans, where known information about possible credit problems of the borrowers causes management to have concerns as to the ability of such borrowers to comply with present loan repayment terms. The table below shows the potential problem commercial loans at the time periods indicated:

Table 4 —Potential Problem Commercial Loans

	June 30,	December 31,
	2012	2011
	(Dollars in Thousands)
NUMBER OF LOAN RELATIONSHIPS	62	64
AGGREGATE OUTSTANDING BALANCE	$111,572	$113,641

At June 30, 2012, these potential problem loans continued to perform with respect to payments. Management actively monitors these loans and strives to minimize any possible adverse impact to the Bank.

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

While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on increases in nonperforming loans, changes in economic conditions, or for other reasons. Additionally, various regulatory agencies, as an integral part of the Bank's examination process, periodically assess the adequacy of the allowance for loan losses and may require it to increase its provision for loan losses or recognize further loan charge-offs.

The following table summarizes changes in the allowance for loan losses and other selected statistics for the periods presented:

Table 5—Summary of Changes in the Allowance for Loan Losses

			Three Months Ended
	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011
			(Dollars in Thousands)
AVERAGE LOANS	$3,947,785	$3,827,187	$3,744,958	$3,709,864	$3,678,019

ALLOWANCE FOR LOAN LOSSES, BEGINNING OF PERIOD	$48,340	$48,260	$47,278	$46,637	$46,444
CHARGED-OFF LOANS:
Commercial and Industrial	4,707	15	434	749	818
Commercial Real Estate	2,133	604	1,245	242	492
Commercial Construction	—	—	—	—	769
Small Business	136	170	220	386	318
Residential Real Estate	105	109	69	88	280
Consumer—Home Equity	1,391	750	714	333	501
Consumer—Other	296	297	417	374	409

TOTAL CHARGED-OFF LOANS	8,768	1,945	3,099	2,172	3,587

RECOVERIES ON LOANS PREVIOUSLY CHARGED-OFF:
Commercial and Industrial	113	200	72	77	69
Commercial Real Estate	—	—	—	98	—
Commercial Construction	—	—	—	425	25
Small Business	46	52	88	18	26
Residential Real Estate	—	—	—	—	—
Consumer—Home Equity	18	13	22	13	13
Consumer—Other	154	160	99	182	165

TOTAL RECOVERIES:	331	425	281	813	298

NET LOANS CHARGED-OFF:
Commercial and Industrial	4,594	(185)	362	672	749
Commercial Real Estate	2,133	604	1,245	144	492
Commercial Construction	—	—	—	(425)	744
Small Business	90	118	132	368	292
Residential Real Estate	105	109	69	88	280
Consumer—Home Equity	1,373	737	692	320	488
Consumer—Other	142	137	318	192	244

TOTAL NET LOANS CHARGED-OFF	8,437	1,520	2,818	1,359	3,289

PROVISION FOR LOAN LOSSES	8,500	1,600	3,800	2,000	3,482

TOTAL ALLOWANCES FOR LOAN LOSSES, END OF PERIOD	$48,403	$48,340	$48,260	$47,278	$46,637

NET LOANS CHARGED-OFF AS A PERCENT OFAVERAGE TOTAL LOANS (ANNUALIZED)	0.86%	0.16%	0.30%	0.15%	0.36%
TOTAL ALLOWANCE LOR LOAN LOSSES AS A PERCENT OF TOTAL LOANS	1.22%	1.25%	1.27%	1.27%	1.25%
TOTAL ALLOWANCE FOR LOAN LOSSES AS A PERCENT OF NONPERFORMING LOANS	154.53%	152.75%	166.68%	177.57%	212.70%
NET LOANS CHARGED-OFF AS A PERCENT OF ALLOWANCE FOR LOAN LOSSES (ANNUALIZED)	70.11%	12.65%	23.42%	11.40%	28.29%
RECOVERIES AS A PERCENT OF CHARGE-OFFS	3.78%	21.85%	9.07%	37.43%	8.31%

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

The following table sets forth the allocation of the allowance for loan losses by loan category at the dates indicated:

Table 6—Summary of Allocation of Allowance for Loan Losses

	June 30, 2012		December 31, 2011
		(Dollars in Thousands)
	Allowance Amount	Percent of Loans In Category To Total Loans	Allowance Amount	Percent of Loans In Category To Total Loans
COMMERCIAL AND INDUSTRIAL	$11,558	15.7%	$11,682	15.2%
COMMERCIAL REAL ESTATE	21,376	48.1%	23,514	48.6%
COMMERCIAL CONSTRUCTION	2,220	3.8%	2,076	3.4%
SMALL BUSINESS	1,320	2.0%	1,896	2.1%
RESIDENTIAL REAL ESTATE	2,981	10.1%	3,113	11.3%
HOME EQUITY	7,854	19.5%	4,597	18.3%
CONSUMER—OTHER	1,094	0.8%	1,382	1.1%

TOTAL ALLOWANCE FOR LOAN LOSSES	$48,403	100.0%	$48,260	100.0%

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

For additional information regarding the Bank’s allowance for loan losses, see Note 4, “Loans, Allowance for Loan Losses, and Credit Quality” within Notes to Consolidated Financial Statements included in Item 1hereof.

Federal Home Loan Bank Stock The Bank held an investment in Federal Home Loan Bank (“FHLB”) of Boston of $33.6 million and $35.9 million at June 30, 2012 and December 31, 2011, respectively. The Company’s investment in FHLB stock decreased by $2.3 million during the first half of 2012, as the FHLB began to repurchase excess capital stock in 2012. The FHLB is a cooperative that provides services to its member banking institutions. The primary reason for the FHLB of Boston membership is to gain access to a reliable source of wholesale funding, particularly term funding, as a tool to manage interest rate risk. The purchase of stock in the FHLB is a requirement for a member to gain access to funding. The Company purchases FHLB stock proportional to the volume of funding received and views the purchases as a necessary long-term investment for the purposes of balance sheet liquidity and not for investment return.

Goodwill and Identifiable Intangible Assets Goodwill and identifiable intangible assets were $139.9 million and $140.7 million at June 30, 2012 and December 31, 2011, respectively. The Company performed its annual goodwill impairment testing during the third quarter of 2011, concluding that the Company’s goodwill was not impaired. Goodwill is subject to impairment tests annually, or more frequently if necessary, and is evaluated using a two step impairment approach. The first step (“Step 1”) of the impairment testing compares book value to the market value of the Company’s stock, or to the fair value of the reporting unit. If Step 1 is failed, a more detailed analysis is performed, which involves measuring the excess of the fair value of the reporting unit, as determined in Step 1, over the aggregate fair value of the individual assets, liabilities, and identifiable intangibles by utilizing a comparable analysis of relevant price multiples in recent market transactions. The vast majority of the Company’s goodwill relates to acquisitions that are fully integrated into the retail banking operations, which management does not consider to be at risk of failing Step 1 in the near future. Goodwill totaling $2.2 million dollars, associated with the asset purchase of Compass Exchange Advisors on January 1, 2007, has the potential of failing Step 1 in future periods. Compass’ business model success is closely correlated to the volume of U.S. commercial real estate transactions and the interest rate spread that can be obtained on short-term funds among other factors. A low level of commercial real estate sales activity, or a continued period of low rates could result in future impairment being recognized. Impairment testing for the current year will be done in the third quarter of 2012.

Cash Surrender Value of Life Insurance Policies The bank holds life insurance policies for the purpose of offsetting the Bank’s future obligations to its employees under its retirement and benefits plans. The cash surrender value of life insurance policies was $87.5 million and $86.1 million at June 30, 2012 and December 31, 2011, respectively. The Bank recorded tax exempt income from the life insurance policies of $741,000 and $1.5 million for the three and six months ended June 30, 2012, respectively, a decrease of 13.8% and 7.2%, respectively, compared to the year ago periods.

Deposits As of June 30, 2012, deposits of $4.1 billion were $201.3 million, or 5.2%, higher than December 31, 2011. Core deposits, which the Company defines as nontime and nonbrokered deposits, increased by $181.9 million, or 5.6%, during the six months ended June 30, 2012 and now comprise 83.8% of total deposits.

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

The Company’s borrowings consisted of the following as of the periods indicated:

Table 7—Borrowings

	June 30, 2012	December 31, 2011
	(Dollars in Thousands)
SHORT-TERM BORROWINGS:
FHLB Borrowings	$150,000	$190,091
Customer Repurchase Agreements	144,838	166,128

TOTAL SHORT-TERM BORROWINGS	$294,838	$356,219

LONG-TERM BORROWINGS:
Federal Home Loan Bank Borrowings	$39,522	$39,610
Wholesale Repurchase Agreements	50,000	50,000
Junior Subordinated Debentures:
Capital Trust V	51,547	51,547
Slades Ferry Trust I	10,310	10,310
Subordinated Debentures	30,000	30,000

TOTAL LONG-TERM BORROWINGS	$181,379	$181,467

TOTAL BORROWINGS	$476,217	$537,686

As of June 30, 2012 and December 31, 2011, the Bank had $2.5 billion and $2.6 billion, respectively, of assets pledged as collateral against borrowings. These assets are primarily pledged to the FHLB of Boston and the Federal Reserve Bank of Boston.

Capital Resources The Federal Reserve, the FDIC, and other regulatory agencies have established capital guidelines for banks and bank holding companies. Risk-based capital guidelines issued by the federal regulatory agencies require banks to meet a minimum Tier 1 risk-based capital ratio of 4.0% and a total risk-based capital ratio of 8.0%. A minimum requirement of 4.0% Tier 1 leverage capital is also mandated. At June 30, 2012, the Company and the Bank exceeded the minimum requirements for Tier 1 risk-based, total risk-based capital, and Tier 1 leverage capital.

The Company’s and the Bank’s actual capital amounts and ratios are also presented in the following table:

Table 8—Company and Bank's Capital Amounts and Ratios

						To Be Well Capitalized
			For Capital			Under Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	June 30, 2012
	(Dollars in Thousands)
COMPANY (CONSOLIDATED):
Total Capital (to Risk Weighted Assets)	$501,963	12.63%	$318,042	≥	8.0%	N/A		N/A
Tier 1 Capital (to Risk Weighted Assets)	423,012	10.64	$159,021	≥	4.0	N/A		N/A
Tier 1 Capital (to Average Assets)	423,012	8.68	194,848	≥	4.0	N/A		N/A
BANK:
Total Capital (to Risk Weighted Assets)	$474,107	11.93%	$317,990	≥	8.0%	$397,488	≥	10.0%
Tier 1 Capital (to Risk Weighted Assets)	395,156	9.94	$158,995	≥	4.0	$238,493	≥	6.0
Tier 1 Capital (to Average Assets)	395,156	8.11	194,964	≥	4.0	243,705	≥	5.0

	December 31, 2011
	(Dollars in Thousands)
COMPANY (CONSOLIDATED):
Total Capital (to Risk Weighted Assets)	$485,688	12.78%	$304,097	≥	8.0%	N/A		N/A
Tier 1 Capital (to Risk Weighted Assets)	408,157	10.74	152,049	≥	4.0	N/A		N/A
Tier 1 Capital (to Average Assets)	408,157	8.61	189,576	≥	4.0	N/A		N/A
BANK:
Total Capital (to Risk Weighted Assets)	$462,715	12.17%	$304,066	≥	8.0%	$380,082	≥	10.0%
Tier 1 Capital (to Risk Weighted Assets)	385,189	10.13	152,033	≥	4.0	228,049	≥	6.0
Tier 1 Capital (to Average Assets)	385,189	8.12	189,698	≥	4.0	237,123	≥	5.0

On June 21, 2012 the Company’s Board of Directors declared a cash dividend of $0.21 per share to stockholders of record as of the close of business on July 2, 2012. This dividend was paid on July 13, 2012. For the quarter ended June 30, 2012, the dividend payout ratio amounted to 51.2%.

Investment Management As of June 30, 2012, the Rockland Trust Investment Management Group had assets under administration of $2.0 billion representing approximately 3,812 trust, fiduciary, and agency accounts. At December 31, 2011, assets under administration were $1.7 billion, representing approximately 3,607 trust, fiduciary, and agency accounts. Included in these amounts as of June 30, 2012 and December 31, 2011 are assets under administration of $129.5 million and $119.1 million, respectively, relating to the Company’s registered investment advisor, Bright Rock Capital Management, LLC, which provides institutional quality investment management services to institutional and high net worth clients. Revenue from the Investment Management Group amounted to $3.4 million and $6.6 million for the three and six months ended June 30, 2012 and 2011, respectively, compared to $3.3 million and $6.1 million for the three and six months ended June 30, 2011, respectively.

Additionally, for the three and six months ended June 30, 2012, retail investments and insurance revenue was $401,000 and $832,000 respectively, compared to $348,000 and $698,000 for the three and six months ended June 30, 2011. Retail investments and insurance includes revenue from LPL Financial and its affiliates, LPL Insurance Associates, Inc., Savings Bank Life Insurance of Massachusetts, and Smith Companies LTD, a division of Capitas Financial, LLC.

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

Table 9—Closed Residential Real Estate Loans

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in Thousands)		(Dollars in Thousands)
HELD IN PORTFOLIO	$19,485	$16,207	$32,590	$35,518
SOLD OR HELD FOR SALE IN THE SECONDARY MARKET	76,217	47,530	141,870	109,943

TOTAL CLOSED LOANS	95,702	63,737	174,460	145,461

Included in the mortgage banking income results is the impact of the Bank’s mortgage servicing assets. Servicing assets are recognized as separate assets when rights are acquired through sale of loans with servicing rights retained. The principal balance of loans serviced by the Bank on behalf of investors amounted to $204.5 million at June 30, 2012 and $229.1 million at December 31, 2011. Upon sale, the mortgage servicing asset is established, which represents the then current estimated fair value based on market prices for comparable mortgage servicing contracts, when available, or alternatively is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. Impairment is determined by stratifying the rights based on predominant characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance, to the extent that fair value is less than the capitalized amount. If the Company later determines that all or a portion of the impairment no longer exists, a reduction of the allowance may be recorded as an increase to income. Servicing rights are recorded in other assets in the consolidated balance sheets, are amortized in proportion to and over the period of estimated net servicing income, and are assessed for impairment based on fair value at each reporting date. The following table shows fair value of the servicing rights associated with these loans and the changes for the periods indicated:

Table 10—Mortgage Servicing Asset

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in Thousands)		(Dollars in Thousands)
BALANCE AT BEGINNING OF PERIOD	$1,034	$1,551	$1,098	$1,619
ADDITIONS	48	12	77	45
AMORTIZATION	(132)	(139)	(256)	(278)
CHANGE IN VALUATION ALLOWANCE	(46)	(22)	(15)	16

BALANCE AT END OF PERIOD	$904	$1,402	$904	$1,402

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

The following table provides a summary of results of operations:

Table 11—Summary of Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in Thousands)		(Dollars in Thousands)
NET INCOME	$8,874	$11,120	$21,057	$22,308
DILUTED EARNINGS PER SHARE	$0.41	$0.52	$0.97	$1.04
RETURN ON AVERAGE ASSETS	0.71%	0.95%	0.86%	0.96%
RETURN ON AVERAGE EQUITY	7.34%	9.78%	8.81%	10.01%
STOCKHOLDERS’ EQUITY AS % OF ASSETS	9.44%	9.41%	9.44%	9.41%

Net Interest Income The amount of net interest income is affected by changes in interest rates and by the volume and mix of interest earning assets and interest bearing liabilities.

On a fully tax equivalent basis, net interest income for the second quarter of 2012 increased $498,000, or 1.2%, to $42.9 million, when compared to the second quarter of 2011. The Company’s net interest margin was 3.80% for the quarter ended June 30, 2012 as compared to 3.97% for the quarter ended June 30, 2011. The Company’s interest rate spread was 3.63% and 3.76% for the second quarters of 2012 and 2011, respectively. The decline in the net interest margin is primarily the result of assets re-pricing in a lower rate environment without the ability to fully offset this impact through a reduction in funding costs.

The following tables present the Company’s daily average balances, net interest income, interest rate spread, and net interest margin for the three and six months ending June 30, 2012 and 2011. For purposes of the table and the following discussion, income from interest-earning assets and net interest income are presented on a fully-taxable equivalent basis by adjusting income and yields earned on tax-exempt interest received on securities and loans, to make them equivalent to income and yields on fully-taxable earning assets. The fully-taxable equivalent was calculated using the blended federal and state statutory tax rate:

Table 12—Average Balance, Interest Earned/Paid & Average Yields

	Three Months Ended June 30,
	2012			2011
	Average Balance	Interest Earned/ Paid	Yield/ Rate	Average Balance	Interest Earned/ Paid	Yield/ Rate
	(Dollars in Thousands)
INTEREST-EARNING ASSETS
INTEREST EARNING DEPOSITS WITH BANKS, FEDERAL FUNDS SOLD, AND SHORT-TERM INVESTMENTS SECURITIES	$30,890	$19	0.25%	$23,049	$14	0.24%
Trading Assets	—	—	—	8,600	71	3.31%
Taxable Investment Securities	544,822	4,415	3.26%	556,301	5,286	3.81%
Nontaxable Investment Securities (1)	1,938	39	8.09%	8,610	161	7.50%

TOTAL SECURITIES	546,760	4,454	3.28%	573,511	5,518	3.86%
LOANS HELD FOR SALE	20,079	156	3.12%	8,659	70	3.24%
LOANS
Commercial and Industrial	620,364	6,294	4.08%	535,764	5,710	4.27%
Commercial Real Estate (1)	1,896,941	22,973	4.87%	1,787,364	23,618	5.30%
Commercial Construction	149,627	1,578	4.24%	128,747	1,482	4.62%
Small Business	80,324	1,132	5.67%	79,834	1,151	5.78%

TOTAL COMMERCIAL	2,747,256	31,977	4.68%	2,531,709	31,961	5.06%
Residential Real Estate	393,377	4,267	4.36%	457,651	5,167	4.53%
Residential Construction	15,041	161	4.31%	4,535	55	4.86%
Consumer—Home Equity	757,850	6,939	3.68%	627,832	5,920	3.78%

TOTAL CONSUMER REAL ESTATE	1,166,268	11,367	3.92%	1,090,018	11,142	4.10%
TOTAL OTHER CONSUMER	34,261	728	8.55%	56,292	1,098	7.82%

TOTAL LOANS	3,947,785	44,072	4.49%	3,678,019	44,201	4.82%

TOTAL INTEREST EARNING ASSETS	4,545,514	48,701	4.31%	4,283,238	49,803	4.66%

CASH AND DUE FROM BANKS	63,703			56,122
FEDERAL HOME LOAN BANK STOCK	33,564			35,854
OTHER ASSETS	362,746			322,033

TOTAL ASSETS	$5,005,527			$4,697,247

INTEREST-BEARING LIABILITIES
DEPOSITS
Savings and Interest Checking Accounts	$1,482,889	$687	0.19%	$1,365,892	$850	0.25%
Money Market	799,831	621	0.31%	723,345	815	0.45%
Time Deposits	627,250	1,379	0.88%	669,941	1,879	1.12%

TOTAL INTEREST-BEARING DEPOSITS	2,909,970	2,687	0.37%	2,759,178	3,544	0.52%
BORROWINGS
Federal Home Loan Bank and Other Borrowings	219,846	1,280	2.34%	279,525	1,743	2.50%
Wholesale Repurchase Agreements	50,000	289	2.32%	50,000	525	4.21%
Customer Repurchase Agreements	145,963	83	0.23%	131,631	132	0.40%
Junior Subordinated Debentures	61,857	918	5.97%	61,857	913	5.92%
Subordinated Debentures	30,000	541	7.25%	30,000	541	7.23%

TOTAL BORROWINGS	507,666	3,111	2.46%	553,013	3,854	2.80%

TOTAL INTEREST-BEARING LIABILITIES	3,417,636	5,798	0.68%	3,312,191	7,398	0.90%

DEMAND DEPOSITS	1,023,048			870,585
OTHER LIABILITIES	78,430			58,621

TOTAL LIABILITIES	4,519,114			4,241,397
STOCKHOLDERS’ EQUITY	486,413			455,850

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,005,527			$4,697,247

NET INTEREST INCOME		$42,903			$42,405

INTEREST RATE SPREAD (2)			3.63%			3.76%

NET INTEREST MARGIN (3)			3.80%			3.97%

SUPPLEMENTAL INFORMATION:
Total Deposits, including Demand Deposits	$3,933,018	$2,687		$3,629,763	$3,544
Cost of Total Deposits			0.27%			0.39%
Total Funding Liabilities, including Demand Deposits	$4,440,684	$5,798		$4,182,776	$7,398
Cost of Total Funding Liabilities			0.53%			0.71%

(1)	The total amount of adjustment to present interest income and yield on a fully tax-equivalent basis is $275,000 and $329,000 for the three months ended June 30, 2012 and 2011, respectively.
(2)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)	Net interest margin represents annualized net interest income as a percentage of average interest-earning assets

Table 13—Average Balance, Interest Earned/Paid & Average Yields

	Six Months Ended June 30,
	2012			2011
	Average Balance	Interest Earned/ Paid	Yield/ Rate	Average Balance	Interest Earned/ Paid	Yield/ Rate
	(Dollars in Thousands)
INTEREST-EARNING ASSETS
INTEREST EARNING DEPOSITS WITH BANKS, FEDERAL FUNDS SOLD, AND SHORT-TERM INVESTMENTS SECURITIES	$42,059	$51	0.24%	$25,338	$31	0.25%
Trading Assets	2,745	38	2.78%	8,363	134	3.23%
Taxable Investment Securities	537,572	8,904	3.33%	562,582	10,717	3.84%
Nontaxable Investment Securities (1)	2,216	88	7.99%	9,388	351	7.54%

TOTAL SECURITIES	542,533	9,030	3.35%	580,333	11,202	3.89%
LOANS HELD FOR SALE	18,634	286	3.09%	11,409	189	3.34%
LOANS
Commercial and Industrial	599,726	12,196	4.09%	518,081	11,111	4.32%
Commercial Real Estate (1)	1,872,531	45,706	4.91%	1,768,433	46,815	5.34%
Commercial Construction	146,178	3,121	4.29%	126,139	2,892	4.62%
Small Business	79,515	2,268	5.74%	80,058	2,329	5.87%

TOTAL COMMERCIAL	2,697,950	63,291	4.72%	2,492,711	63,147	5.11%
Residential Real Estate	401,991	8,733	4.37%	462,870	10,567	4.60%
Residential Construction	13,331	291	4.39%	4,126	98	4.79%
Consumer—Home Equity	737,735	13,599	3.71%	614,800	11,542	3.79%

TOTAL CONSUMER REAL ESTATE	1,153,057	22,623	3.95%	1,081,796	22,207	4.14%
TOTAL OTHER CONSUMER	36,479	1,500	8.27%	60,157	2,328	7.80%

TOTAL LOANS	3,887,486	87,414	4.52%	3,634,664	87,682	4.86%

TOTAL INTEREST EARNING ASSETS	4,490,712	96,781	4.33%	4,251,744	99,104	4.70%

CASH AND DUE FROM BANKS	60,965			54,084
FEDERAL HOME LOAN BANK STOCK	34,420			35,854
OTHER ASSETS	365,073			321,350

TOTAL ASSETS	$4,951,170			$4,663,032

INTEREST-BEARING LIABILITIES
DEPOSITS
Savings and Interest Checking Accounts	$1,453,672	$1,384	0.19%	$1,327,759	$1,610	0.24%
Money Market	784,861	1,260	0.32%	723,644	1,600	0.45%
Time Deposits	626,864	2,782	0.89%	671,409	3,819	1.15%

TOTAL INTEREST-BEARING DEPOSITS	2,865,397	5,426	0.38%	2,722,812	7,029	0.52%
BORROWINGS
Federal Home Loan Bank and Other Borrowings	223,105	2,624	2.37%	308,709	3,653	2.39%
Wholesale Repurchase Agreements	50,000	578	2.32%	50,000	1,043	4.21%
Customer Repurchase Agreements	152,226	193	0.25%	129,918	265	0.41%
Junior Subordinated Debentures	61,857	1,838	5.98%	61,857	1,816	5.92%
Subordinated Debentures	30,000	1,083	7.26%	30,000	1,077	7.24%

TOTAL BORROWINGS	517,188	6,316	2.46%	580,484	7,854	2.73%

TOTAL INTEREST-BEARING LIABILITIES	3,382,585	11,742	0.70%	3,303,296	14,883	0.91%

DEMAND DEPOSITS	1,004,251			850,918
OTHER LIABILITIES	83,516			59,201

TOTAL LIABILITIES	4,470,352			4,213,415
STOCKHOLDERS’ EQUITY	480,818			449,617

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,951,170			$4,663,032

NET INTEREST INCOME		$85,039			$84,221

INTEREST RATE SPREAD (2)			3.64%			3.79%

NET INTEREST MARGIN (3)			3.81%			3.99%

SUPPLEMENTAL INFORMATION:
Total Deposits, including Demand Deposits	$3,869,648	$5,426		$3,573,730	$7,029
Cost of Total Deposits			0.28%			0.40%
Total Funding Liabilities, including Demand Deposits	$4,386,836	$11,742		$4,154,214	$14,883
Cost of Total Funding Liabilities			0.54%			0.72%

(1)	The total amount of adjustment to present interest income and yield on a fully tax-equivalent basis is $559,000 and $672,000 for the six months ended June 30, 2012 and 2011, respectively.
(2)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
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

Table 14—Volume Rate Analysis

	Three Months Ended June 30,			Six Months Ended June 30,
	2012 Compared To 2011			2012 Compared To 2011
	Change	Change		Change	Change
	Due to	Due to	Total	Due to	Due to	Total
	Rate (1)	Volume	Change	Rate (1)	Volume	Change
	(Dollars In Thousands)
INCOME ON INTEREST-EARNING ASSETS
INTEREST EARNING DEPOSITS, FEDERAL FUNDS SOLD AND SHORT TERM INVESTMENTS	$—	$5	$5	$—	$20	$20
SECURITIES:
Trading Assets	—	(71)	(71)	(6)	(90)	(96)
Taxable Securities	(762)	(109)	(871)	(1,337)	(476)	(1,813)
Non-Taxable Securities (2)	3	(125)	(122)	5	(268)	(263)

TOTAL SECURITIES			(1,064)			(2,172)
LOANS HELD FOR SALE	(6)	92	86	(23)	120	97
LOANS:
Commercial and Industrial	(318)	902	584	(666)	1,751	1,085
Commercial Real Estate	(2,093)	1,448	(645)	(3,865)	2,756	(1,109)
Commercial Construction	(144)	240	96	(230)	459	229
Small Business	(26)	7	(19)	(45)	(16)	(61)

TOTAL COMMERCIAL			16			144
Residential Real Estate	(174)	(726)	(900)	(444)	(1,390)	(1,834)
Residential Construction	(21)	127	106	(26)	219	193
Consumer—Home Equity	(207)	1,226	1,019	(251)	2,308	2,057

TOTAL CONSUMER REAL ESATE			225			416
TOTAL OTHER CONSUMER	60	(430)	(370)	88	(916)	(828)

TOTAL LOANS (2)(3)			(129)			(268)

TOTAL INCOME OF INTEREST-EARNING ASSETS			($1,102)			($2,323)

EXPENSE OF INTEREST-BEARING LIABILITIES
DEPOSITS:
Savings and Interest Checking Accounts	($236)	$73	($163)	($379)	$153	($226)
Money Market	(280)	86	(194)	(475)	135	(340)
Time Certificates of Deposits	(380)	(120)	(500)	(784)	(253)	(1,037)

TOTAL INTEREST BEARING DEPOSITS			(857)			(1,603)
BORROWINGS:
Federal Home Loan Bank and Other Borrowings	(91)	(372)	(463)	(16)	(1,013)	(1,029)
Wholesale Repurchase Agreements	(236)	—	(236)	(465)	—	(465)
Customer Repurchase Agreements	(63)	14	(49)	(118)	46	(72)
Junior Subordinated Debentures	5	—	5	22	—	22
Subordinated Debt	—	—	—	6	—	6

TOTAL BORROWINGS			(743)			(1,538)

TOTAL EXPENSE OF INTEREST-BEARING LIABILITIES			($1,600)			($3,141)

CHANGE IN NET INTEREST INCOME			$498			$818

(1)	The changes for each category of interest income and expense are divided between the portion of change attributable to the variance in volume and the portion of the change attributable to the variances in rate for that category. The unallocated change in rate or volume variance has been allocated to the rate variances.
(2)	The total amount of adjustment to present interest income and yield on a fully tax-equivalent basis is $275,000 and $329,000 for the three months ended June 30, 2012 and 2011, respectively, and $559,000 and $672,000 for the six months ended June 30, 2012 and 2011, respectively.
(3)	Loans include portfolio loans and nonaccrual loans, how ever unpaid interest on nonaccrual loans has not been included for purposes of determining interest income.

Provision For Loan Losses The provision for loan losses represents the charge to expense that is required to maintain an adequate level of allowance for loan losses. The provision for loan losses totaled $8.5 million and $10.1 million for the three and six months ended June 30, 2012, compared with $3.5 million and $5.7 million for the comparable year-ago periods. The Company’s allowance for loan losses, as a percentage of total loans, was 1.22% at June 30, 2012, as compared to 1.27% at December 31, 2011 and 1.25% at June 30, 2011. For the three and six months ended June 30, 2012, net loan charge-offs totaled $8.4 million and $10.0 million, an increase of $5.1 million and $4.7 million from the year ago comparative periods. The increase in net charge-offs for the period ending June 30, 2012 was driven by the aforementioned issue with a commercial borrower who was placed into state receivership in June of 2012, resulting in a $4.0 million charge-off.

The increase in the amount of the provision for loan losses is the result of elevated charge-off levels during the quarter, shifts in the composition of loan portfolio mix, as certain portfolios require different levels of allowance allocation based upon the risks associated with each portfolio, and portfolio growth of outstanding balances.

Although the national economic environment remains challenging, regional and local general economic conditions continued to show gradual improvement through the first half of 2012, as measured in terms of employment levels, statewide economic activity, and other regional economic indicators. Local residential real estate market fundamentals improved during the first half of 2012, characterized by a higher level of home sales compared to the same period in 2011, lower inventory levels, and stabilizing median sales prices. However, foreclosure activity remains elevated. Regional commercial real estate market conditions were mixed, with some areas experiencing a continued recovery, and others still exhibiting weaker fundamentals. Leading economic indicators signal continued economic improvement through the third quarter of 2012, however many downside risks still exist.

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

Noninterest Income The following table sets forth information regarding noninterest income for the periods shown:

Table 15—Noninterest Income

	Three Months Ended June 30,		Change
	2012	2011	Amount	%
		(Dollars In Thousands)
SERVICE CHARGES ON DEPOSIT ACCOUNTS	$3,923	$4,192	$(269)	-6.42%
INTERCHANGE AND ATM FEES	2,399	1,974	425	21.53%
INVESTMENT MANAGEMENT	3,827	3,603	224	6.22%
MORTGAGE BANKING	1,463	683	780	114.20%
INCREASE IN CASH SURRENDER VALUE OF LIFE INSURANCE POLICIES	741	860	(119)	-13.84%
NET GAIN/(LOSS) ON SALE OF SECURITIES AVAILABLE FOR SALE	—	723	(723)	-100.00%
GROSS CHANGE ON WRITE-DOWN OF CERTAIN INVESTMENTS TO FAIR VALUE	(106)	170	(276)	-162.35%
LESS: NON-CREDIT RELATED OTHER-THAN-TEMPORARY IMPAIRMENT	30	(306)	336	-109.80%

NET LOSS ON WRITE-DOWN OF CERTAIN INVESTMENTS TO FAIR VALUE	(76)	(136)	60	-44.12%
OTHER NONINTEREST INCOME	2,706	1,575	1,131	71.81%

TOTAL	$14,983	$13,474	$1,509	11.20%

Noninterest income amounted to $15.0 million during the three months ended June 30, 2012, a $1.5 million, or 11.2%, increase from the same period in the prior year. The primary reasons for the variances in the noninterest income category shown in the preceding table are noted below:

Service charges on deposit accounts decreased by $269,000, or 6.4%, during the three months ended June 30, 2012 mainly due to decreased overdraft fees.

Interchange and ATM fees increased by $425,000, or 21.5%, during the three months ended June 30, 2012, driven by strong debit card income growth related to successful sales and marketing programs.

Investment management revenue increased by $224,000, or 6.2%, during the three months ended June 30, 2012, as compared to the same period in the prior year. This increase is mainly due to increases in assets under administration, which were $2.0 billion at June 30, 2012 an increase of $329.9 million, or 19.7%, as compared to the same period in the prior year. The increase is due to the general increases in the stock market in these comparable periods and additional asset flows from new and existing clients.

Mortgage banking increased by $780,000, or 114.2%, during the three months ended June 30, 2012, due to increased volume driven by mortgage refinancing.

Other noninterest income increased by $1.1 million, or 71.8%, largely due to an increase in loan level derivative activity associated with the Company’s commercial borrowers.

The following table sets forth information regarding noninterest income for the periods shown:

Table 16—Noninterest Income

	Six Months Ended June 30,		Change
	2012	2011	Amount	%
		(Dollars In Thousands)
SERVICE CHARGES ON DEPOSIT ACCOUNTS	$7,812	$8,151	$(339)	-4.16%
INTERCHANGE AND ATM FEES	4,767	3,676	1,091	29.68%
INVESTMENT MANAGEMENT	7,390	6,819	571	8.37%
MORTGAGE BANKING	2,793	1,730	1,063	61.45%
INCREASE IN CASH SURRENDER VALUE OF LIFE INSURANCE POLICIES	1,454	1,566	(112)	-7.15%
NET GAIN/(LOSS) ON SALE OF SECURITIES AVAILABLE FOR SALE	—	723	(723)	-100.00%
GROSS CHANGE ON WRITE-DOWN OF CERTAIN INVESTMENTS TO FAIR VALUE	168	419	(251)	-59.90%
LESS: NON-CREDIT RELATED OTHER-THAN-TEMPORARY IMPAIRMENT	(244)	(595)	351	-58.99%

NET LOSS ON WRITE-DOWN OF CERTAIN INVESTMENTS TO FAIR VALUE	(76)	(176)	100	-56.82%
OTHER NONINTEREST INCOME	4,753	3,583	1,170	32.65%

TOTAL	$28,893	$26,072	$2,821	10.82%

Noninterest income amounted to $28.9 million during the six months ended June 30, 2012, a $2.8 million, or 10.8%, increase from the same period in the prior year. The primary reasons for the variances in the noninterest income category shown in the preceding table are noted below:

Service charges on deposit accounts decreased $339,000, or 4.2% due to decreased overdraft fees.

Interchange and ATM fees increased by $1.1 million, or 29.7%, during the six months ended June 30, 2012, driven by strong debit card income growth related to successful sales and marketing programs as well as a one-time vendor rebate of $296,000.

Investment management revenue increased by $571,000, or 8.4%, during the three months ended June 30, 2012, as compared to the same period in the prior year. The increase is due to the general increases in the stock market in these comparable periods and additional asset flows from new and existing clients.

Mortgage banking increased by $1.1, or 61.5%, during the six months ended June 30, 2012, due to increased volume driven by mortgage refinancing.

Other noninterest income increased by $1.2 million, or 32.7% due to an increase in loan level derivative activity associated with the Company’s commercial borrowers.

Noninterest Expense The following table sets forth information regarding non-interest expense for the periods shown:

Table 17—Noninterest Expense

	Three Months Ended June 30,		Change
	2012	2011	Amount	%
		(Dollars in Thousands)
SALARIES AND EMPLOYEE BENEFITS	$19,775	$19,762	$13	0.07%
OCCUPANCY AND EQUIPMENT EXPENSE	4,234	4,263	(29)	-0.68%
ADVERTISING	1,473	1,606	(133)	-8.28%
DATA PROCESING AND FACILITIES MANAGEMENT	1,099	1,038	61	5.88%
FDIC ASSESSMENT	830	778	52	6.68%
MERGER AND ACQUISITION EXPENSES	672	—	672	100.00%
TELECOMMUNICATIONS	666	534	132	24.72%
CONSULTING EXPENSE	583	512	71	13.87%
LEGAL FEES	447	647	(200)	-30.91%
FORECLOSURE EXPENSES	124	594	(470)	-79.12%
OTHER NONINTEREST EXPENSE	7,096	7,122	(26)	-0.37%

TOTAL	$36,999	$36,856	$143	0.39%

Noninterest expense increased by $143,000, or 0.4%, during the three months ended June 30, 2012, as compared to the same period in the prior year. The primary reasons for the variances in the noninterest expense category shown in the preceding table are noted below:

Merger and acquisition expenses were $672,000 for the second quarter relating to the previously announced acquisition of Central Bancorp, Inc., which is expected to close in the fourth quarter of 2012.

Foreclosure expenses decreased by $470,000, or 79.1%, during the three months ended June 30, 2012, due to the timing of the Company’s loan workouts.

The following table sets forth information regarding non-interest expense for the periods shown:

Table 18—Noninterest Expense

	Six Months Ended June 30,		Change
	2012	2011	Amount	%
		(Dollars in Thousands)
SALARIES AND EMPLOYEE BENEFITS	$41,211	$40,014	$1,197	2.99%
OCCUPANCY AND EQUIPMENT EXPENSE	8,534	8,838	(304)	-3.44%
ADVERTISING	2,210	2,544	(334)	-13.13%
DATA PROCESING AND FACILITIES MANAGEMENT	2,274	2,676	(402)	-15.02%
FDIC ASSESSMENT	1,579	2,069	(490)	-23.68%
MERGER AND ACQUISITION EXPENSES	672	—	672	100.00%
TELECOMMUNICATIONS	1,284	1,061	223	21.02%
CONSULTING EXPENSE	1,209	1,029	180	17.49%
LEGAL FEES	1,095	1,066	29	2.72%
FORECLOSURE EXPENSES	323	1,021	(698)	-68.36%
OTHER NONINTEREST EXPENSE	13,965	13,020	945	7.26%

TOTAL	$74,356	$73,338	$1,018	1.39%

Noninterest expense increased by $1.0 million, or 1.4%, during the six months ended June 30, 2012, as compared to the same period in the prior year. The primary reasons for the variances in the noninterest expense category shown in the preceding table are noted below:

Salaries and employee benefits increased by $1.2 million, or 3.0%, during the six months ended June 30, 2012, as compared to the same period in 2011, with the increase attributable to salary merit increases and increased equity compensation offset by a decrease in incentive programs.

Occupancy and equipment expense decreased by $304,000, or 3.4%, during the six months ended June 30, 2012. The decrease is due to lower winter-related costs which decreased by $486,000 and a decrease in utility costs of $114,000, offset by an increase in the depreciation expense of equipment of $310,000 related to the installation of new image-enabled ATMs.

Data processing and facilities management expense decreased by $402,000, or 15.0%, during the six months ended June 30, 2012, due primarily to a change to a lower cost service provider.

Merger and acquisition expenses were $672,000 for the second quarter relating to the previously announced acquisition of Central Bancorp, Inc., which is expected to close in the fourth quarter of 2012.

FDIC Assessment decreased by $490,000, or 23.7%, during the six months ended June 30, 2012, due to a lower assessment rate that became effective during the second quarter of 2011.

Foreclosure expenses decreased by $698,000, or 68.4%, during the six months ended June 30, 2012, due to the timing of the Company’s loan workouts.

Other noninterest expense increased, by $945,000, or 7.3%, during the six months ended June 30, 2012, primarily due to increases in contract labor of $232,000, debit card expense of $156,000, exam and audits of $138,000, internet banking of $128,000, and ATM expense of $108,000.

Income Taxes The tax effect of all income and expense transactions is recognized by the Company in each year’s consolidated statements of income, regardless of the year in which the transactions are reported for income tax purposes. The following table sets forth information regarding the Company’s tax provision and applicable tax rates for the periods indicated:

Table 19—Tax Provision and Applicable Tax Rates

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in Thousands)		(Dollars in Thousands)
COMBINED FEDERAL AND STATE INCOME TAX PROVISIONS	$3,238	$4,092	$7,860	$8,293
EFFECTIVE INCOME TAX RATES	26.73%	26.90%	27.18%	27.10%
BLENDED FEDERAL AND STATE STATUTORY TAX RATE	40.85%	41.18%	40.85%	41.18%

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

As of June 30, 2012, the Company has been awarded a total of $191.0 million in tax credit allocation authority under the Federal New Markets Tax Credit Program. Tax credits are eligible to be recognized over a seven year period totaling 39.0% of the total award, as capital is invested into a subsidiary which will lend to qualifying businesses in low income communities. The Company will have invested $145.0 million by the end of 2012 and, accordingly, will be eligible to recognize tax credits totaling $56.6 million. The total amount awarded to the Company will result in aggregate tax credits totaling $74.5 million. The following table details the tax credit recognition by year associated with this program:

Table 20—New Markets Tax Credit Recognition Schedule

Investment			2004 - 2011	2012	2013	2014	2015	2016	2017	2018	Total Credits
						(Dollars in Thousands)
2004	$15 M		$5,850	$—	$—	$—	$—	$—	$—	$—	$5,850
2005	15 M		5,850	—	—	—	—	—	—	—	5,850
2007	38.2 M		10,314	2,292	2,292	—	—	—	—	—	14,898
2008	6.8 M		1,428	408	408	408	—	—	—	—	2,652
2009	10 M		1,500	600	600	600	600	—	—	—	3,900
2010	40 M		4,000	2,000	2,400	2,400	2,400	2,400	—	—	15,600
2012	20 M	(1)	—	1,000	1,000	1,000	1,200	1,200	1,200	1,200	7,800

TOTAL	$145 M		$28,942	$6,300	$6,700	$4,408	$4,200	$3,600	$1,200	$1,200	$56,550

(1)	As of June 30, 2012 the Company has an additional $46 million related to these aw ards w hich has yet to be invested into a subsidiary.

Deferred tax assets generally represent items that can be used as a tax deduction or credit in future income tax returns, for which a financial statement tax benefit has already been recognized. The realization of the net deferred tax asset generally depends upon future levels of taxable income and the existence of prior years’ taxable income to which “carry-back” refund claims could be made. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. The effect of a change in enacted tax rates on the deferred tax assets is recognized in income in the period that includes the enactment date. The Company had no recorded tax valuation allowance as of June 30, 2012 and 2011.

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

The Asset/Liability Management Committee (“ALCO”), whose members are comprised of the Bank's senior management, develop procedures consistent with policies established by the Board of Directors, which monitor and coordinate the Bank's interest rate sensitivity and the sources, uses, and pricing of funds. This committee also monitors and manages, among other things, the interest rate sensitivity of the balance sheet, the composition of the securities portfolio, funding needs and sources, and the liquidity position. All of these factors, as well as projected asset growth, current and potential pricing actions, competitive influences, national monetary and fiscal policy, and the regional economic environment are considered in the asset/liability management process. In addition, the Bank engages an independent consultant to render advice with respect to asset and liability management strategy.

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

The Company’s policy on interest rate risk simulation specifies that if interest rates were to shift gradually up or down 200 basis points, estimated net interest income for the subsequent 12 months should decline by less than 6.0%. Given the unusually low rate environment at June 30, 2012 and 2011, the Company also assumed a 100 basis point decline in interest rates, for certain points of the yield curve, in addition to the normal 200 basis point increase in rates. The Company also reviews numerous other scenarios, such as the 500 basis point increasing rate scenario. This scenario assumes a flattening yield curve where short-term rates move up by 500 basis points while longer term rates increase less dramatically. The following table sets forth the estimated effects on the Company’s net interest income over a 12-month period following the indicated dates in the event of the designated increases or decreases in market interest rates:

Table 21—Interest Rate Sensitivity

	June 30,
	2012	2011
200 BASIS POINT RATE INCREASE	2.8%	1.5%
100 BASIS POINT RATE DECREASE	0.3%	0.3%
500 BASIS POINT RATE INCREASE FLATTENING CURVE	3.5%	1.8%

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

The Company’s policy on interest rate risk simulation specifies that estimated net interest income for the subsequent 12 months for all simulations should decline by less than 10.0%. The Company was well within policy limits at June 30, 2012 and 2011. The most significant factors affecting the market risk exposure of the Company’s net interest income during 2011 and 2012 were (i) the shape of the U.S. Government securities and interest rate swap yield curve, (ii) the level of U.S. prime interest rate and LIBOR rates, and (iii) the level of interest rates being offered on long-term fixed rate loans.

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

The Company actively manages its liquidity position under the direction of the Asset/ Liability Committee (ALCO). The Company’s primary measure of liquidity is the Basic Surplus/Deficit as a percentage of assets. This ratio, which is an analysis of the relationship between liquid assets and short-term liabilities relative to total assets, was well within policy limits at June 30, 2012. The Basic Surplus measure is affected primarily by changes in deposits, securities and short-term investments, loans and borrowings. An increase in deposits, without a corresponding increase in nonliquid assets, will improve the Basic Surplus measure, whereas, an increase in loans, with no increase in deposits, will decrease the measure. Other factors affecting the Basic Surplus measure include collateral requirements at the FHLB, changes in the securities portfolio, and the mix of deposits.

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

The table below shows current and unused liquidity capacity from various sources as of June 30, 2012 and December31, 2011:

Table 22—Sources of Liquidity

	June 30, 2012			December 31, 2011
	Outstanding	Additional Borrowing Capacity		Outstanding	Additional Borrowing Capacity
	(Dollars in Thousands)
FEDERAL HOME LOAN BANK OF BOSTON	$189,522	$543,742		$229,701	$526,556
FEDERAL RESERVE BANK OF BOSTON	—	843,791		—	618,787
UNPLEDGED SECURITIES	—	141,574		—	83,791
CUSTOMER REPURCHASE AGREEMENTS	144,838	—	(1)	166,128	—	(1)
WHOLESALE REPURCHASE AGREEMENTS	50,000	—	(1)	50,000	—	(1)
JUSNIOR SUBORDINATED DEBENTURES	61,857	—	(1)	61,857	—	(1)
SUBORDINATED DEBT	30,000	—	(1)	30,000	—	(1)
BROKERED DEPOSITS(2)	113,963	—	(1)	78,965	—	(1)

	$590,180	1,529,107		$616,651	$1,229,134

(1)	The additional borrowing capacity has not been assessed for these categories.
(2)	Inclusive of $77.4 million and $55.2 million of brokered deposits acquired through participation in the CDARS program as of June 30, 2012 and December 31, 2011, respectively.

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

Off-Balance Sheet Arrangements There have been no material changes in off-balance sheet financial instruments during the three months ended June 30, 2012. Please refer to the 2011 Form 10-K for a complete table of contractual obligations, commitments, contingencies and off-balance sheet financial instruments.

Contractual Obligations, Commitments, and Contingencies There have been no material changes in contractual obligations, commitments, or contingencies during the three months ended June 30, 2012. Please refer to the 2011 Form 10-K for a complete table of contractual obligations, commitments, contingencies, and off-balance sheet financial instruments.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c) The following table sets forth information regarding the Company’s repurchases of its common stock during the three months ended June 30, 2012:

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plan or Program
PERIOD:
April 1 to April 30, 2012	—	$—	—	—
May 1 to May 31, 2012	5,564	27.80	—	—
June 1 to June 30, 2012	—	—	—	—

TOTAL	5,564		—	—

(1)	Shares repurchased relate to the surrendering of mature shares for the exercise and/ or vesting of stock compensation grants.
(2)	The Company does not currently have a stock repurchase program or plan in place.

Item  3. Defaults Upon Senior Securities—None

Item 4. Mine Safety Disclosures—None

Item 5. Other Information—None

Item 6. Exhibits

Exhibits Index

No.	Exhibit

2.1	Agreement and Plan of Merger dated April 30, 2012 with Central Bancorp, Inc. is incorporated by reference to Form 8-K filed on May 3, 2012.

3.(i)	Restated Articles of Organization, as adopted May 20, 2010, incorporated by reference to Form 8-K filed on May 24, 2010.

3.(ii)	Amended and Restated Bylaws of the Company, incorporated by reference to Form 8-K filed on May 24, 2010.

4.1	Specimen Common Stock Certificate, incorporated by reference to Form 10-K for the year ended December 31, 1992.

4.2	Specimen preferred Stock Purchase Rights Certificate, incorporated by reference to Form 8-A Registration Statement filed on November 5, 2001.

4.3	Indenture of Registrant relating the Junior Subordinated Debt Securities issued to Independent Capital Trust V is incorporated by reference to Form 10-K for the year ended December 31, 2006 filed on February 28, 2007.

4.4	Form of Certificate of Junior Subordinated Debt Security for Independent Capital Trust V (included as Exhibit A to Exhibit 4.9)

4.5	Amended and Restated Declaration of Trust for Independent Capital Trust V is incorporated by reference to Form 10-K for the year ended December 31, 2006 filed on February 28, 2007.

4.6	Form of Capital Security Certificate for Independent Capital Trust V (included as Exhibit A-1 to Exhibit 4.9).

4.7	Guarantee Agreement relating to Independent Capital Trust V is incorporated by reference to Form 10-K for the year ended December 31, 2006 filed on February 28, 2007.

4.8	Forms of Capital Securities Purchase Agreements for Independent Capital Trust V is incorporated by reference to Form 10-K for the year ended December 31, 2006 filed on February 28, 2007.

4.9	Subordinated Debt Purchase Agreement between USB Capital Resources and Rockland Trust Company dated as of August 27, 2008 is incorporated by reference to Form 8-K filed on September 2, 2008.

4.10	Rockland Trust Company Employee Savings, Profit Sharing and Stock Ownership Plan incorporated by reference to Form S-8 filed on April 16, 2010.

4.11	Independent Bank Corp. 2010 Dividend Reinvestment and Stock Purchase Plan incorporated by reference to Form S-3 filed on August 24, 2010.

10.1	Independent Bank Corp. 1996 Nonemployee Directors’ Stock Option Plan incorporated by reference to Definitive Proxy Statement for the 1996 Annual Meeting of Stockholders filed on March 19, 1996.

10.2	Independent Bank Corp. 1997 Employee Stock Option Plan incorporated by reference to the Definitive Proxy Statement for the 1997 Annual Meeting of Stockholders filed on March 20, 1997.

10.3	Independent Bank Corp. Amended and Restated 2005 Employee Stock Plan incorporated by reference to Form S-8 filed on June 17, 2011.

10.4	Renewal Rights Agreement dated as of September 14, 2000 by and between the Company and Rockland Trust, as Rights Agent, is incorporated by reference to Form 8-K filed on October 23, 2000.

10.5	Independent Bank Corp. Deferred Compensation Program for Directors (restated as amended as of December 1, 2000) is incorporated by reference to Form 10-K for the year ended December 31, 2000.

10.6	Master Securities Repurchase Agreement, incorporated by reference to Form S-1 Registration Statement filed on September 18, 1992.

10.7	Revised employment agreements between Christopher Oddleifson, Raymond G. Fuerschbach, Edward F. Jankowski, Jane L. Lundquist, Gerard F. Nadeau, Edward H. Seksay, and Denis K. Sheahan and the Company and/or Rockland Trust and a Rockland Trust Company amended and restated Supplemental Executive Retirement Plan dated November 20, 2008 are incorporated by reference to Form 8-K filed on November 21, 2008.

10.8	Specimen forms of stock option agreements for the Company’s Chief Executive and other executive officers are incorporated by reference to Form 8-K filed on December 20, 2005.

10.9	On-Site Outsourcing Agreement by and between Fidelity Information Services, Inc. and Independent Bank Corp., effective as of November 1, 2004 is incorporated by reference to Form 10-K for the year ended December 31, 2004 filed on March 4, 2005. Amendment to On-Site Outsourcing Agreement incorporated by reference to Form 8-K filed on May 7, 2008.

10.10	New Markets Tax Credit program Allocation Agreement between the Community Development Financial Institutions Fund of the United States Department of the Treasury and Rockland Community Development with an Allocation Effective Date of September 22, 2004 is incorporated by reference to Form 8-K filed on October 14, 2004.

10.11	Independent Bank Corp. 2006 Nonemployee Director Stock Plan incorporated by reference to Form S-8 filed on April 17, 2006.

10.12	Independent Bank Corp. 2006 Stock Option Agreement for Nonemployee Director is incorporated by reference to Form 10-Q filed on May 9, 2006.

10.13	Independent Bank Corp. 2006 Restricted Stock Agreement for Nonemployee Director is incorporated by reference to Form 10-Q filed on May 9, 2006.

10.14	New Markets Tax Credit program Allocation Agreement between the Community Development Financial Institutions Fund of the United States Department of the Treasury and Rockland Community Development with an Allocation Effective Date of January 9, 2007 is incorporated by reference to Form 10-K for the year ended December 31, 2006 filed on February 28, 2007.

10.15	New Markets Tax Credit program Allocation Agreement between the Community Development Financial Institutions Fund of the United States Department of the Treasury and Rockland Community Development with an Allocation Effective Date of June 18, 2009 is incorporated by reference to the third quarter 2009 Form 10-Q.

10.16	New Markets Tax Credit program Allocation Agreement between the Community Development Financial Institutions Fund of the United States Department of the Treasury and Rockland Community Development with an Allocation Effective Date of April 17, 2012 is incorporated by reference to Form 8-K filed on April 26, 2012.

10.17	Independent Bank Corp. 2010 Nonemployee Director Stock Plan, incorporated by reference to Form 8-K filed May 24, 2010.

10.18	Independent Bank Corp. 2010 Stock Option Agreement for Nonemployee Director, incorporated by reference to Form 8-K filed May 24, 2010.

10.19	Independent Bank Corp. 2010 Restricted Stock Agreement for Nonemployee Director, incorporated by reference to Form 8-K filed May 24, 2010.

10.20	Master Data processing Services Agreement dated May 15, 2012 and commencing on October 12, 2012 by and between Q2 ebanking and Independent Bank Corp. is incorporated by reference to Form 8-K/A filed on July 18, 2012.

10.21	Item Processing and Other Services Agreement dated and effective as of May 11, 2012 by and between Fidelity Information Services, Inc. and Independent Bank Corp. is incorporated by reference to Form 8-K/A filed on July 24, 2012.

31.1	Section 302 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.*

31.2	Section 302 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.*

32.1	Section 906 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.+

32.2	Section 906 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.+

101.INS	XBRL Instance Document +

101.SCH	XBRL Taxonomy Extension Schema Document +

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document +

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document +

101. LAB	XBRL Taxonomy Extension Label Linkbase Documents +

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document +

*	Filed herewith

+	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDEPENDENT BANK CORP.

(registrant)

Date: August 7, 2012	/s/ Christopher Oddleifson
Christopher Oddleifson President and Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2012	/s/ Denis K. Sheahan
Denis K. Sheahan Chief Financial Officer (Principal Financial Officer)

INDEPENDENT BANK CORP.

(registrant)