Form 10-Q
period 2012-09-30
INDEPENDENT BANK CORP
filed 2012-11-06
CIK 776901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
Commission File Number: 1-9047
___________________________________________________
Independent Bank Corp.
(Exact name of registrant as specified in its charter)
 ___________________________________________________

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

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-accelerated Filer	☐	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 1, 2012, there were 21,680,218 shares of the issuer’s common stock outstanding, par value $0.01 per share.

Table 20 - Noninterest Expense – Six Months Ended	78
Table 21 - Tax Provision and Applicable Tax Rates	78
Table 22 - New Markets Tax Credit Recognition Schedule	79
Table 23 - Interest Rate Sensitivity	81
Table 24 - Sources of Liquidity	83

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
INDEPENDENT BANK CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited—Dollars in Thousands)

	September 30, 2012	December 31, 2011
ASSETS
CASH AND DUE FROM BANKS	$66,690	$58,301
INTEREST EARNING DEPOSITS WITH BANKS	111,703	179,203
SECURITIES:
Trading Securities	—	8,240
Securities Available for Sale	323,156	305,332
Securities Held to Maturity (fair value $195,454 and $211,494)	186,842	204,956
TOTAL SECURITIES	509,998	518,528
LOANS HELD FOR SALE (at fair value)	42,393	20,500
LOANS:
Commercial and Industrial	653,861	575,716
Commercial Real Estate	1,939,245	1,847,654
Commercial Construction	175,731	128,904
Small Business	78,794	78,509
Residential Real Estate	375,660	416,570
Residential Construction	9,288	9,631
Home Equity—1st Position	485,605	381,766
Home Equity—2nd Position	308,770	314,297
Consumer—Other	29,181	41,343
TOTAL LOANS	4,056,135	3,794,390
Less: Allowance for Loan Losses	(49,746)	(48,260)
NET LOANS	4,006,389	3,746,130
FEDERAL HOME LOAN BANK STOCK	33,564	35,854
BANK PREMISES AND EQUIPMENT, NET	49,100	48,252
GOODWILL	127,847	130,074
IDENTIFIABLE INTANGIBLE ASSETS	9,446	10,648
CASH SURRENDER VALUE OF LIFE INSURANCE POLICIES	86,980	86,137
OTHER REAL ESTATE OWNED & OTHER FORECLOSED ASSETS	8,927	6,924
OTHER ASSETS	139,057	129,689
TOTAL ASSETS	$5,192,094	$4,970,240
LIABILITIES AND STOCKHOLDERS’ EQUITY
DEPOSITS:
Demand Deposits	$1,110,266	$992,418
Savings and Interest Checking Accounts	1,536,439	1,473,812
Money Market	840,723	780,437
Time Certificates of Deposit Over $100,000	248,061	225,099
Other Time Certificates of Deposits	382,358	405,063
TOTAL DEPOSITS	4,117,847	3,876,829
BORROWINGS:
Federal Home Loan Bank and Other Borrowings	189,464	229,701

Wholesale Repurchase Agreements	50,000	50,000
Customer Repurchase Agreements	158,578	166,128
Junior Subordinated Debentures	61,857	61,857
Subordinated Debentures	30,000	30,000
TOTAL BORROWINGS	489,899	537,686
OTHER LIABILITIES	91,383	86,668
TOTAL LIABILITIES	4,699,129	4,501,183
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred Stock, $.01 par value. Authorized: 1,000,000 Shares, Outstanding: None	—	—
Common Stock, $.01 par value. Authorized: 75,000,000 Shares,
Issued and Outstanding: 21,666,926 Shares at September 30, 2012 and 21,499,768 Shares at December 31, 2011 (includes 263,124 and 235,540 shares of unvested participating restricted stock awards, respectively)	214	213
Shares Held in Rabbi Trust at Cost
179,004 Shares at September 30, 2012 and 180,058 Shares at December 31, 2011	(3,103)	(2,980)
Deferred Compensation Obligation	3,103	2,980
Additional Paid in Capital	237,859	233,878
Retained Earnings	258,481	239,452
Accumulated Other Comprehensive Loss, Net of Tax	(3,589)	(4,486)
TOTAL STOCKHOLDERS’ EQUITY	492,965	469,057
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,192,094	$4,970,240
The accompanying notes are an integral part of these consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited—Dollars in Thousands, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
INTEREST INCOME:
Interest on Loans	$44,251	$43,763	$131,142	$130,917
Taxable Interest and Dividends on Securities	3,995	4,929	12,938	15,779
Nontaxable Interest and Dividends on Securities	20	78	72	286
Interest on Loans Held for Sale	255	116	541	305
Interest on Federal Funds Sold	34	49	85	80
TOTAL INTEREST AND DIVIDEND INCOME	48,555	48,935	144,778	147,367
INTEREST EXPENSE:
Interest on Deposits	2,619	3,419	8,045	10,448
Interest on Borrowings	3,098	3,842	9,413	11,696
TOTAL INTEREST EXPENSE	5,717	7,261	17,458	22,144
NET INTEREST INCOME	42,838	41,674	127,320	125,223
PROVISION FOR LOAN LOSSES	3,606	2,000	13,706	7,682
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	39,232	39,674	113,614	117,541
NONINTEREST INCOME:
Service Charges on Deposit Accounts	3,959	4,223	11,771	12,374
Interchange and ATM Fees	2,422	2,005	7,189	5,681
Investment Management	3,723	3,491	11,113	10,310
Mortgage Banking Income	1,445	907	4,238	2,637
Increase in Cash Surrender Value of Life Insurance Policies	757	757	2,211	2,323
Proceeds from Life Insurance Policies	1,307	—	1,307	—
Loan Level Derivative Income	1,047	295	2,747	1,241
Net Gain on Sales of Securities	—	—	—	723
Gross Change on OTTI Securities	403	(318)	571	101
Less: Portion of OTTI Losses Recognized in OCI	(403)	290	(647)	(305)
Net Impairment Losses Recognized in Earnings on Securities	—	(28)	(76)	(204)
Other Noninterest Income	1,448	665	4,500	3,301
TOTAL NONINTEREST INCOME	16,108	12,315	45,000	38,386
NONINTEREST EXPENSES:
Salaries and Employee Benefits	20,704	20,568	61,915	60,582
Occupancy and Equipment Expenses	4,218	4,107	12,752	12,946
Goodwill Impairment	2,227	—	2,227	—
Advertising Expense	1,267	703	3,478	3,247
Data Processing & Facilities Management	1,144	1,152	3,418	3,828
FDIC Assessment	775	691	2,354	2,760
Consulting Expense	691	685	1,900	1,715
Merger and Acquisition Expenses	595	—	1,267	—
Legal Fees	503	580	1,598	1,647
Telecommunications	479	522	1,763	1,584
Other Non-Interest Expenses	7,449	6,415	21,738	20,451
TOTAL NONINTEREST EXPENSES	40,052	35,423	114,410	108,760
INCOME BEFORE INCOME TAXES	15,288	16,566	44,204	47,167
PROVISION FOR INCOME TAXES	3,687	4,607	11,546	12,900
NET INCOME	$11,601	$11,959	$32,658	$34,267
BASIC EARNINGS PER SHARE	0.54	0.56	1.51	1.60
DILUTED EARNINGS PER SHARE	0.53	0.56	1.51	1.60
WEIGHTED AVERAGE COMMON SHARES (BASIC)	21,654,188	21,463,714	21,613,157	21,401,885
COMMON SHARE EQUIVALENTS	52,116	13,077	31,300	32,452
WEIGHTED AVERAGE COMMON SHARES (DILUTED)	21,706,304	21,476,791	21,644,457	21,434,337
CASH DIVIDENDS DECLARED PER COMMON SHARE	0.21	0.19	0.63	0.57
The accompanying notes are an integral part of these consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited—Dollars in Thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
NET INCOME	$11,601	$11,959	$32,658	$34,267
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
UNREALIZED GAINS (LOSSES) ON SECURITIES
Change in Fair Value of Securities Available for Sale	837	(228)	537	545
Less: Net Security Losses (Gains) Reclassified into Earnings	—	17	45	(317)
Net Change in Fair Value of Securities Available for Sale	837	(211)	582	228
UNREALIZED GAINS (LOSSES) ON CASH FLOW HEDGES
Change in Fair Value of Cash Flow Hedges	(929)	(4,110)	(2,125)	(6,518)
Less: Net Cash Flow Hedge Losses Reclassified into Earnings	810	868	2,371	2,366
Net Change in Fair Value of Cash Flow Hedges	(119)	(3,242)	246	(4,152)
AMORTIZATION OF CERTAIN COSTS INCLUDED IN
NET PERIODIC RETIREMENT COSTS	23	78	69	330
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	741	(3,375)	897	(3,594)
TOTAL COMPREHENSIVE INCOME	$12,342	$8,584	$33,555	$30,673
The accompanying notes are an integral part of these consolidated financial statements

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited—Dollars in Thousands, Except Per Share Data)

	Common Stock Outstanding	Common Stock	Value of Shares Held in Rabbi Trust at Cost	Deferred Compensation Obligation	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	TOTAL
BALANCE DECEMBER 31, 2011	21,499,768	$213	$(2,980)	$2,980	$233,878	$239,452	$(4,486)	$469,057
NET INCOME	—	—	—	—	—	32,658	—	32,658
OTHER COMPREHENSIVE INCOME	—	—	—	—	—	—	897	897
COMMON DIVIDEND DECLARED ($0.63 PER SHARE)	—	—	—	—	—	(13,629)	—	(13,629)
PROCEEDS FROM EXERCISE OF STOCK OPTIONS	48,976	—	—	—	953	—	—	953
TAX BENEFIT RELATED TO EQUITY AWARD ACTIVITY	—	—	—	—	153	—	—	153
EQUITY BASED COMPENSATION	—	—	—	—	2,178	—	—	2,178
RESTRICTED STOCK AWARDS GRANTED, NET OF AWARDS SURRENDERED	85,254	1	—	—	(345)	—	—	(344)
SHARES ISSUED UNDER DIRECT STOCK PURCHASE PLAN	32,928	—	—	—	953	—	—	953
DEFERRED COMPENSATION OBLIGATION	—	—	(123)	123	—	—	—	—
TAX BENEFIT RELATED TO DEFERRED COMPENSATION DISTRIBUTIONS	—	—	—	—	89	—	—	89
BALANCE SEPTEMBER 30, 2012	21,666,926	$214	$(3,103)	$3,103	$237,859	$258,481	$(3,589)	$492,965
BALANCE DECEMBER 31, 2010	21,220,801	$210	$(2,738)	$2,738	$226,708	$210,320	$(766)	$436,472
NET INCOME	—	—	—	—	—	34,267	—	34,267
OTHER COMPREHENSIVE LOSS	—	—	—	—	—	—	(3,594)	(3,594)
COMMON DIVIDEND DECLARED ($0.57 PER SHARE)	—	—	—	—	—	(12,218)	—	(12,218)
PROCEEDS FROM EXERCISE OF STOCK OPTIONS	164,100	2	—	—	3,711	—	—	3,713
TAX BENEFIT RELATED TO EQUITY AWARD ACTIVITY	—	—	—	—	251	—	—	251
EQUITY BASED COMPENSATION	—	—	—	—	1,917	—	—	1,917
RESTRICTED STOCK AWARDS GRANTED, NET OF AWARDS SURRENDERED	60,495	—	—	—	(361)	—	—	(361)
SHARES ISSUED UNDER DIRECT STOCK PURCHASE PLAN	19,713	—	—	—	540	—	—	540
DEFERRED COMPENSATION OBLIGATION	—	—	(146)	146	—	—	—	—
TAX BENEFIT RELATED TO DEFERRED COMPENSATION DISTIBUTIONS	—	—	—	—	79	—	—	79
BALANCE SEPTEMBER 30, 2011	21,465,109	$212	$(2,884)	$2,884	$232,845	$232,369	$(4,360)	$461,066
The accompanying condensed notes are an integral part of these unaudited consolidated financial statements

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited—Dollars In Thousands)

	Nine Months Ended
	September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$32,658	$34,267
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Depreciation and Amortization	7,900	7,178
Goodwill Impairment	2,227	—
Provision for Loan Losses	13,706	7,682
Deferred Income Tax Benefit	(28)	(32)
Net Gain on Sale of Investments	—	(723)
Loss on Write-Down of Investments in Securities Available for Sale	76	204
(Gain)Loss on Sale of Fixed Assets	(29)	302
Loss on Sale of Other Real Estate Owned and Foreclosed Assets	796	1,308
Gain Realized from Early Termination of Hedging Relationship	(22)	—
Realized Gain on Sale Leaseback Transaction	(775)	(775)
Stock Based Compensation	2,178	1,917
Increase in Cash Surrender Value of Life Insurance Policies	(3,515)	(2,308)
Change in Fair Value on Loans Held for Sale	(788)	(929)
Proceeds from Bank Owned Life Insurance	2,891	—
Net Change In:
Trading Assets	(265)	(387)
Loans Held for Sale	(21,105)	6,690
Other Assets	(12,136)	(29,778)
Other Liabilities	5,740	11,075
TOTAL ADJUSTMENTS	(3,149)	1,424
NET CASH PROVIDED BY OPERATING ACTIVITIES	29,509	35,691
CASH FLOWS USED IN INVESTING ACTIVITIES:
Proceeds from Sales of Securities Available For Sale	—	14,639
Proceeds from Maturities and Principal Repayments of Securities Available For Sale	74,524	80,416
Purchase of Securities Available For Sale	(83,384)	(10,072)
Proceeds from Maturities and Principal Repayments of Securities Held to Maturity	41,620	27,442
Purchase of Securities Held to Maturity	(24,287)	(45,946)
Redemption of Federal Home Loan Bank Stock	2,290	—
Proceeds from (Purchase of) Life Insurance Policies	(219)	(220)
Net Increase in Loans	(280,861)	(181,160)
Cash Used in Business Combinations	—	(457)
Purchase of Bank Premises and Equipment	(4,951)	(5,933)
Proceeds from the Sale of Bank Premises and Equipment	67	—
Proceeds Resulting from Early Termination of Hedging Relationship	22	—
Proceeds from the Sale of Other Real Estate Owned and Foreclosed Assets	4,451	3,919

NET CASH USED IN INVESTING ACTIVITIES	(270,728)	(117,372)
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Net Increase(Decrease) in Time Deposits	257	(51,708)
Net Increase in Other Deposits	240,761	211,458
Net (Decrease) Increase in Wholesale and Customer Repurchase Agreements	(7,550)	48,212
Net Decrease in Short Term Federal Home Loan Bank Advances	(40,000)	—
Net Decrease in Long Term Federal Home Loan Bank Advances	—	(44,144)
Net Decrease in Treasury Tax & Loan Notes	—	(841)
Proceeds from Exercise of Stock Options	953	3,713
Tax Benefit from Stock Option Exercises	153	251
Restricted Shares Surrendered	(344)	(361)
Tax Benefit from Deferred Compensation Distribution	89	79
Shares Issued Under Direct Stock Purchase Plan	953	540
Common Dividends Paid	(13,164)	(11,960)
NET CASH PROVIDED BY FINANCING ACTIVITIES	182,108	155,239
NET (DECREASE)INCREASE IN CASH AND CASH EQUIVALENTS	(59,111)	73,558
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	237,504	161,282
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$178,393	$234,840
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfer of Loans to Foreclosed Assets	$5,429	$5,691
Transfer of Securities from Trading to Available for Sale	$8,505	$—
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included. Operating results for the quarter ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or any other interim period.
For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission.

NOTE 2 – RECENT ACCOUNTING STANDARDS UPDATES

FASB ASC Topic No. 350 "Intangibles - Goodwill and Other" Update No. 2012-02. Update No. 2012-02 was issued in July 2012, stating that an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, the entity is not required to take further action, However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Subtopic 350-30. An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of this standard did not have an impact on the Company's consolidated financial position.
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

NOTE 3 – SECURITIES
The following table presents a summary of the amortized cost, gross unrealized holding gains and losses, other-than-temporary impairment recorded in other comprehensive income and fair value of securities available for sale and securities held to maturity for the periods below:

	September 30, 2012					December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Unrealized Losses Other	Other-Than- Temporary Impairment	Fair Value	Amortized Cost	Gross Unrealized Gains	Unrealized Losses Other	Other-Than- Temporary Impairment	Fair Value
	(Dollars In Thousands)
AVAILABLE FOR SALE SECURITIES:
U.S. Government Agency Securities	$20,055	$852	$—	$—	$20,907	$—	$—	$—	$—	$—
Agency Mortgage-Backed Securities	196,930	14,833	(18)	—	211,745	222,349	16,042	—	—	238,391
Agency Collateralized Mortgage Obligations	72,621	826	(75)	—	73,372	52,927	874	—	—	53,801
Private Mortgage-Backed Securities	3,935	—	—	177	4,112	6,215	—	—	(105)	6,110
Single Issuer Trust Preferred Securities Issued by Banks	—	—	—	—	—	5,000	—	(790)	—	4,210
Pooled Trust Preferred Securities Issued by Banks and Insurers	8,451	—	(2,464)	(2,935)	3,052	8,505	—	(2,518)	(3,167)	2,820
Marketable Equity Securities	9,764	219	(15)	—	9,968	—	—	—	—	—
TOTAL AVAILABLE FOR SALE SECURITIES	$311,756	$16,730	$(2,572)	$(2,758)	$323,156	$294,996	$16,916	$(3,308)	$(3,272)	$305,332
HELD TO MATURITY SECURITIES:
U.S. Treasury Securities	$1,013	$130	$—	$—	$1,143	$1,014	$103	$—	$—	$1,117
Agency Mortgage-Backed Securities	81,523	5,239	—	—	86,762	109,553	4,406	—	—	113,959
Agency Collateralized Mortgage Obligations	91,845	2,924	—	—	94,769	77,804	2,494	—	—	80,298
State, County, and Municipal Securities	915	14	—	—	929	3,576	34	—	—	3,610
Single Issuer Trust Preferred Securities Issued by Banks	6,538	63	—	—	6,601	8,000	15	(669)	—	7,346
Corporate Debt Securities	5,008	242	—	—	5,250	5,009	155	—	—	5,164
TOTAL HELD TO MATURITY SECURITIES	$186,842	$8,612	$—	$—	$195,454	$204,956	$7,207	$(669)	$—	$211,494
TOTAL	$498,598	$25,342	$(2,572)	$(2,758)	$518,610	$499,952	$24,123	$(3,977)	$(3,272)	$516,826
When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on the sale. The following table shows the gross gains realized on available for sale securities for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Dollars in Thousands)
GROSS GAINS REALIZED ON AVAILABLE FOR SALE SECURITIES	$—	$—	$—	$723
The actual maturities of certain securities may differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. A schedule of the contractual maturities of securities available for sale and securities held to maturity as of September 30, 2012 is presented below:

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in Thousands)
DUE IN ONE YEAR OR LESS	$340	$357	$239	$241
DUE AFTER ONE YEAR TO FIVE YEARS	1,414	1,521	6,548	6,877
DUE AFTER FIVE TO TEN YEARS	71,549	75,974	1,013	1,143
DUE AFTER TEN YEARS	228,689	235,336	179,042	187,193
TOTAL DEBT SECURITIES	$301,992	$313,188	$186,842	$195,454
MARKETABLE EQUITY SECURITIES	$9,764	$9,968	$—	$—
TOTAL	$311,756	$323,156	$186,842	$195,454
Inclusive in the table above is $10.5 million and $13.0 million, respectively, of callable securities in the Company’s investment portfolio at September 30, 2012 and December 31, 2011.
At September 30, 2012 and December 31, 2011, investment securities carried at $380.3 million and $389.7 million, respectively, were pledged to secure public deposits, assets sold under repurchase agreements, letters of credit, and for other purposes.
At September 30, 2012 and December 31, 2011, the Company had no investments in obligations of individual states, counties, or municipalities, which exceeded 10% of Stockholders’ Equity.
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
The following tables show the gross unrealized losses and fair value of the Company’s investments in an unrealized loss position, which the Company has not deemed to be OTTI, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	September 30, 2012
		Less than 12 months		12 months or longer		Total
	# of holdings	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars In Thousands)
AGENCY MORTGAGE-BACKED SECURITIES	1	$3,843	$(18)	$—	$—	$3,843	$(18)
AGENCY COLLATERALIZED MORTGAGE OBLIGATIONS	1	9,888	(75)	—	—	9,888	(75)
POOLED TRUST PREFERRED SECURITIES ISSUED BY BANKS AND INSURERS	2	—	—	2,118	(2,464)	2,118	(2,464)
MARKETABLE EQUITY SECURITIES	11	531	(15)	—	—	531	(15)
TOTAL TEMPORARILY IMPAIRED SECURITIES	15	$14,262	$(108)	$2,118	$(2,464)	$16,380	$(2,572)

	December 31, 2011
		Less than 12 months		12 months or longer		Total
	# of holdings	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars In Thousands)
SINGLE ISSUER TRUST PREFERRED SECURITIES ISSUED BY BANKS AND INSURERS	2	$—	$—	$8,617	$(1,459)	$8,617	$(1,459)
POOLED TRUST PREFERRED SECURITIES ISSUED BY BANKS AND INSURERS	2	—	—	2,117	(2,518)	2,117	(2,518)
TOTAL TEMPORARILY IMPAIRED SECURITIES	4	$—	$—	$10,734	$(3,977)	$10,734	$(3,977)
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
As a result of the Company’s review of these qualitative and quantitative factors, the causes of the impairments listed in the table above by category are as follows at September 30, 2012:

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

Management monitors the following issuances closely for impairment due to the history of OTTI losses recorded within these classes of securities. Management has determined that these securities possess characteristics which in the current economic environment could lead to further credit related OTTI charges. The following tables summarize pertinent information as of September 30, 2012, that was considered by management in determining if OTTI existed:

	Class	Amortized Cost (1)	Gross Unrealized Gain/(Loss)	Non-Credit Related Other- Than-Temporary Impairment	Fair Value	Total Cumulative Credit Related Other-Than- Temporary Impairment	Total Cumulative Other-Than- Temporary impairment to Date
	(Dollars in Thousands)
POOLED TRUST PREFERRED SECURITIES:
Pooled Trust Preferred Security A	C1	$1,283	$—	$(1,040)	$243	$(3,676)	$(4,716)
Pooled Trust Preferred Security B	D	—	—	—	—	(3,481)	(3,481)
Pooled Trust Preferred Security C	C1	506	—	(361)	145	(482)	(843)
Pooled Trust Preferred Security D	D	—	—	—	—	(990)	(990)
Pooled Trust Preferred Security E	C1	2,080	—	(1,534)	546	(1,368)	(2,902)
Pooled Trust Preferred Security F	B	1,893	(1,306)	—	587	—	—
Pooled Trust Preferred Security G	A1	2,689	(1,158)	—	1,531	—	—
TOTAL POOLED TRUST PREFERRED SECURITIES		$8,451	$(2,464)	$(2,935)	$3,052	$(9,997)	$(12,932)
PRIVATE MORTGAGE BACKED SECURITIES:
Private Mortgage-Backed Securities—One	2A1	$2,599	$—	$95	$2,694	$(765)	$(670)
Private Mortgage-Backed Securities—Two	A19	1,336	—	82	1,418	(85)	(3)
TOTAL PRIVATE MORTGAGE-BACKED SECURITIES		$3,935	$—	$177	$4,112	$(850)	$(673)
TOTAL		$12,386	$(2,464)	$(2,758)	$7,164	$(10,847)	$(13,605)

(1)	The amortized cost reflects previously recorded OTTI charges recognized in earnings for the applicable securities.

	Class	Number of Performing Banks and Insurance Cos. in Issuances (Unique)	Current Deferrals/ Defaults/Losses (As a % of Original Collateral)	Total Projected Defaults/Losses (as a % of Performing Collateral)	Excess Subordination (After Taking into Account Best Estimate of Future Deferrals/ Defaults/Losses) (1)	Lowest credit Ratings to date (2)
POOLED TRUST PREFERRED SECURITIES:
Trust Preferred Security A	C1	56	33.25%	20.88%	—%	C (Fitch)
Trust Preferred Security B	D	56	33.25%	20.88%	—%	C (Fitch)
Trust Preferred Security C	C1	48	31.00%	18.89%	0.71%	C (Fitch)
Trust Preferred Security D	D	48	31.00%	18.89%	—%	C (Fitch)
Trust Preferred Security E	C1	47	27.54%	16.93%	2.54%	C (Fitch)
Trust Preferred Security F	B	34	26.61%	22.84%	28.51%	CC (Fitch)
Trust Preferred Security G	A1	34	26.61%	22.84%	52.56%	CCC+ (S&P)
PRIVATE MORTGAGE BACKED SECURITIES:
Private Mortgage-Backed Securities—One	2A1	N/A	5.59%	13.49%	—%	C (Fitch)
Private Mortgage-Backed Securities—Two	A19	N/A	3.42%	6.44%	—%	CC (Fitch)

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
The following table shows the cumulative credit related component of OTTI for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Dollars in Thousands)
BALANCE AT BEGINNING OF PERIOD	$(10,847)	$(10,704)	$(10,771)	$(10,528)
ADD:
Incurred on Securities not Previously Impaired	—	—	—	—
Incurred on Securities Previously Impaired	—	(28)	(76)	(204)
LESS:
Realized Gain/Loss on Sale of Securities	—	—	—	—
Reclassification Due to Changes in Company’s Intent	—	—	—	—
Increases in Cash Flow Expected to be Collected	—	—	—	—
BALANCE AT END OF PERIOD	$(10,847)	$(10,732)	$(10,847)	$(10,732)

NOTE 4 – LOANS, ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY
The following tables bifurcates the amount of allowance allocated to each loan category based on collective impairment analysis or evaluated individually for impairment as of the periods indicated:

	September 30, 2012
	(Dollars in Thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Consumer Home Equity	Consumer Other	Total
FINANCING RECEIVABLES:
Ending Balance: Total Loans by Group	$653,861	$1,939,245	$175,731	$78,794	$384,948	$794,375	$29,181	$4,056,135	(1)
Ending Balance: Individually Evaluated for Impairment	$8,451	$35,653	$—	$2,636	$16,273	$4,284	$2,293	$69,590
Ending Balance: Collectively Evaluated for Impairment	$645,410	$1,903,592	$175,731	$76,158	$368,675	$790,091	$26,888	$3,986,545

	December 31, 2011
	(Dollars in Thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Consumer Home Equity	Consumer Other	Total
FINANCING RECEIVABLES:
Ending Balance: Total Loans by Group	$575,716	$1,847,654	$128,904	$78,509	$426,201	$696,063	$41,343	$3,794,390	(1)
Ending Balance: Individually Evaluated for Impairment	$5,608	$37,476	$843	$2,326	$12,984	$326	$2,138	$61,701
Ending Balance: Collectively Evaluated for Impairment	$570,108	$1,810,178	$128,061	$76,183	$413,217	$695,737	$39,205	$3,732,689

(1)	The amount of deferred fees included in the ending balance was $3.2 million and $2.9 million at September 30, 2012 and December 31, 2011, respectively.

The following tables summarize changes in allowance for loan losses by loan category for the periods indicated:

	Three Months Ended September 30, 2012
	(Dollars in Thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Consumer Home Equity	Consumer Other	Total
ALLOWANCE FOR LOAN LOSSES:
Beginning Balance	$11,558	$21,376	$2,220	$1,320	$2,981	$7,854	$1,094	$48,403
Charge-offs	(1,267)	(621)	—	(98)	(227)	(365)	(247)	(2,825)
Recoveries	122	188	—	21	79	36	116	562
Provision	1,555	962	359	128	101	443	58	3,606
Ending Balance	$11,968	$21,905	$2,579	$1,371	$2,934	$7,968	$1,021	$49,746

	Three Months Ended September 30, 2011
	(Dollars in Thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Consumer Home Equity	Consumer Other	Total
ALLOWANCE FOR LOAN LOSSES:
Beginning Balance	$11,083	$22,995	$2,071	$2,053	$3,242	$3,713	$1,480	$46,637
Charge-offs	(749)	(242)	—	(386)	(88)	(333)	(374)	(2,172)
Recoveries	77	98	425	18	—	13	182	813
Provision	1,191	134	(605)	312	27	723	218	2,000
Ending Balance	$11,602	$22,985	$1,891	$1,997	$3,181	$4,116	$1,506	$47,278

			Nine Months Ended September 30, 2012
			(Dollars in Thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Consumer Home Equity	Consumer Other	Total
ALLOWANCE FOR LOAN LOSSES:
Beginning Balance	$11,682	$23,514	$2,076	$1,896	$3,113	$4,597	$1,382	$48,260
Charge-offs	(5,989)	(3,358)	—	(404)	(441)	(2,506)	(840)	(13,538)
Recoveries	435	188	—	119	79	67	430	1,318
Provision	5,840	1,561	503	(240)	183	5,810	49	13,706
Ending Balance	$11,968	$21,905	$2,579	$1,371	$2,934	$7,968	$1,021	$49,746
Ending Balance: Individually Evaluated for Impairment	$281	$737	$—	$201	$1,326	$36	$174	$2,755
Ending Balance: Collectively Evaluated for Impairment	$11,687	$21,168	$2,579	$1,170	$1,608	$7,932	$847	$46,991

			Nine Months Ended September 30, 2011
			(Dollars in Thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Consumer Home Equity	Consumer Other	Total
ALLOWANCE FOR LOAN LOSSES:
Beginning Balance	$10,423	$21,939	$2,145	$3,740	$2,915	$3,369	$1,724	$46,255
Charge-offs	(2,455)	(1,386)	(769)	(970)	(490)	(912)	(1,261)	(8,243)
Recoveries	348	98	500	72	—	30	536	1,584
Provision	3,286	2,334	15	(845)	756	1,629	507	7,682
Ending Balance	$11,602	$22,985	$1,891	$1,997	$3,181	$4,116	$1,506	$47,278
Ending Balance: Individually Evaluated for Impairment	$558	$306	$—	$299	$1,258	$24	$240	$2,685
Ending Balance: Collectively Evaluated for Impairment	$11,044	$22,679	$1,891	$1,698	$1,923	$4,092	$1,266	$44,593
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
The following table details the internal risk-rating categories for the Company’s commercial portfolio:

		September 30, 2012
Category	Risk Rating	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Total
		(Dollars in Thousands)
PASS	1 - 6	$615,349	$1,759,857	$164,545	$71,340	$2,611,091
POTENTIAL WEAKNESS	7	19,584	77,791	6,159	3,673	107,207
DEFINITE WEAKNESS—LOSS UNLIKELY	8	17,541	100,602	5,027	3,697	126,867
PARTIAL LOSS PROBABLE	9	1,387	995	—	84	2,466
DEFINITE LOSS	10	—	—	—	—	—
TOTAL		$653,861	$1,939,245	$175,731	$78,794	$2,847,631

		December 31, 2011
Category	Risk Rating	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Total
		(Dollars in Thousands)
PASS	1 - 6	$528,798	$1,626,745	$114,633	$70,543	$2,340,719
POTENTIAL WEAKNESS	7	33,313	124,661	7,859	4,041	169,874
DEFINITE WEAKNESS—LOSS UNLIKELY	8	12,683	93,438	6,412	3,762	116,295
PARTIAL LOSS PROBABLE	9	922	2,810	—	163	3,895
DEFINITE LOSS	10	—	—	—	—	—
TOTAL		$575,716	$1,847,654	$128,904	$78,509	$2,630,783

For the Company’s consumer portfolio, the quality of the loan is best indicated by the repayment performance of an individual borrower. However, the Company does supplement performance data with current Fair Isaac Corporation (“FICO”) and Loan to Value (“LTV”) estimates. Current FICO data is purchased and appended to all consumer loans on a quarterly basis. In addition, automated valuation services and broker opinions of value are used to supplement original value data for the residential and home equity portfolios, periodically, typically twice per annum. At September 30, 2012 and December 31, 2011, 61.1% and 54.8% of the home equity loans were in first lien position, respectively. In addition, for all second position home equity loans, management reviews the performance of the first position lien, which is often held at another institution, when determining the performing status of the loan. The following table shows the weighted average FICO scores and the weighted average combined LTV ratios as of the periods indicated below:

	September 30, 2012	December 31, 2011
RESIDENTIAL PORTFOLIO:
FICO Score (re-scored) (1)	727	731
Combined LTV (re-valued) (2)	67.0%	67.0%
HOME EQUITY PORTFOLIO:
FICO Score (re-scored) (1)	763	762
Combined LTV (re-valued) (2)	55.0%	55.0%

(1)
The average FICO scores for September 30, 2012 are based upon rescores available from August 2012 and actual score data for loans booked between September 1 and September 30, 2012. The average FICO scores for December 31, 2011 are based upon rescores available from November 2011 and actual score data for loans booked between December 1 and December 31, 2011.

(2)
The combined LTV ratios for September 30, 2012 are based upon updated automated valuations as of May 31, 2012. The combined LTV ratios for December 31, 2011 are based upon updated automated valuations as of November 30, 2011.

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
The following table shows nonaccrual loans at the dates indicated:

	September 30, 2012	December 31, 2011
	(Dollars In Thousands)
COMMERCIAL AND INDUSTRIAL	$2,981	$1,883
COMMERCIAL REAL ESTATE	9,249	12,829
COMMERCIAL CONSTRUCTION	—	280
SMALL BUSINESS	604	542
RESIDENTIAL REAL ESTATE	10,383	9,867
HOME EQUITY	7,608	3,130
CONSUMER—OTHER	181	381
TOTAL NONACCRUAL LOANS (1)	$31,006	$28,912

(1)	Included in these amounts were $6.0 million and $9.2 million of nonaccruing TDRs at September 30, 2012 and December 31, 2011, respectively.

The following table shows the age analysis of past due financing receivables as of the dates indicated:

	September 30, 2012
	30-59 days		60-89 days		90 days or more		Total Past Due			Total Financing Receivables	Recorded Investment >90 Days and Accruing
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Current
	(Dollars in Thousands)
LOAN PORTFOLIO:
Commercial and Industrial	11	$1,266	10	$987	25	$1,783	46	$4,036	$649,825	$653,861	$—
Commercial Real Estate	12	2,375	7	1,319	27	6,580	46	10,274	1,928,971	1,939,245	—
Commercial Construction	1	155	—	—	—	—	1	155	175,576	175,731	—
Small Business	9	410	3	46	8	315	20	771	78,023	78,794	—
Residential Real Estate	15	3,352	9	2,698	30	6,365	54	12,415	363,245	375,660	—
Residential Construction	—	—	—	—	—	—	—	—	9,288	9,288	—
Home Equity	17	993	8	327	20	1,696	45	3,016	791,359	794,375	35
Consumer—Other	144	972	40	196	30	154	214	1,322	27,859	29,181	41
TOTAL	209	$9,523	77	$5,573	140	$16,893	426	$31,989	$4,024,146	$4,056,135	$76

	December 31, 2011
	30-59 days		60-89 days		90 days or more		Total Past Due			Total Financing Receivables	Recorded Investment >90 Days and Accruing
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Current
	(Dollars in Thousands)
LOAN PORTFOLIO:
Commercial and Industrial	21	$2,143	10	$2,709	20	$1,279	51	$6,131	$569,585	$575,716	$—
Commercial Real Estate	7	3,684	7	2,522	29	6,737	43	12,943	1,834,711	1,847,654	—
Commercial Construction	—	—	—	—	3	280	3	280	128,624	128,904	—
Small Business	19	320	3	21	12	148	34	489	78,020	78,509	—
Residential Real Estate	14	2,770	10	3,208	31	6,065	55	12,043	404,527	416,570	—
Residential Construction	—	—	—	—	—	—	—	—	9,631	9,631	—
Home Equity	28	1,483	19	1,139	19	1,502	66	4,124	691,939	696,063	—
Consumer—Other	260	1,821	57	303	58	374	375	2,498	38,845	41,343	41
TOTAL	349	$12,221	106	$9,902	172	$16,385	627	$38,508	$3,755,882	$3,794,390	$41
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

The following table shows the Company’s total TDRs and other pertinent information as of the dates indicated:

	September 30, 2012	December 31, 2011
	(Dollars in Thousands)
TDRs ON ACCRUAL STATUS	$46,823	$37,151
TDRs ON NONACCRUAL	5,962	9,230
TOTAL TDRs	$52,785	$46,381
AMOUNT OF SPECIFIC RESERVES INCLUDED IN THE ALLOWANCE FOR LOAN LOSSES ASSOCIATED WITH TDRs:	$2,189	$1,887
ADDITIONAL COMMITMENTS TO LEND TO A BORROWER WHO HAS BEEN A PARTY TO A TDR:	$896	$693
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
The following table shows the modifications which occurred during the periods indicated and the change in the recorded investment subsequent to the modifications occurring:

	Three Months Ended,			Nine Months Ended
	September 30, 2012			September 30, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment (1)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment (1)
			(Dollars in Thousands)
TROUBLED DEBT RESTRUCTURINGS:
Commercial & Industrial	4	$329	$329	15	$1,602	$1,602
Commercial Real Estate	5	1,624	1,624	13	6,274	6,274
Small Business	8	327	327	16	724	724
Residential Real Estate	5	889	893	9	1,539	1,543
Home Equity	3	111	113	12	767	769
Consumer—Other	8	57	57	30	459	459
TOTAL	33	$3,337	$3,343	95	$11,365	$11,371

(1)	The post-modification balances represent the balance of the loan on the date of modifications. These amounts may show an increase when modifications include a capitalization of interest.

	Three Months Ended			Nine Months Ended
	September 30, 2011			September 30, 2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment (1)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment (1)
			(Dollars in Thousands)
TROUBLED DEBT RESTRUCTURINGS:
Commercial & Industrial	1	$200	$200	5	$410	$410
Commercial Real Estate	2	872	872	8	6,151	6,151
Small Business	14	480	480	34	1,267	1,267
Residential Real Estate	2	203	203	11	3,082	3,130
Consumer—Home Equity	—	—	—	3	127	127
Consumer—Other	26	302	302	71	816	816
TOTAL	45	$2,057	$2,057	132	$11,853	$11,901

(1)	The post-modification balances represent the balance of the loan on the date of modifications. These amounts may show an increase when modifications include a capitalization of interest.
The following table shows the Company’s post-modification balance of TDRs listed by type of modification as of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in Thousands)		(Dollars in Thousands)
EXTENDED MATURITY	$721	$481	$4,058	$3,978
ADJUSTED INTEREST RATE	1,207	622	1,561	647
COMBINATION RATE & MATURITY	1,136	954	4,358	7,276
COURT ORDERED CONCESSION	279	—	1,394	—
TOTAL	$3,343	$2,057	$11,371	$11,901
The following table shows the loans that have been modified during the past twelve months which have subsequently defaulted during the periods indicated. The Company considers a loan to have defaulted when it reaches 90 days past due.

	Three Months Ended September 30,
	2012		2011
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(Dollars in Thousands)
TROUBLED DEBT RESTRUCTURINGS THAT SUBSEQUENTLY DEFAULTED:
Commercial & Industrial	—	$—	—	$—
Commercial Real Estate	1	202	—	—
Small Business	—	—	2	66
Residential Real Estate	1	190	1	378
Consumer—Home Equity	—	—	—	—
Consumer—Other	—	—	2	11
TOTAL	2	$392	5	$455

	Nine Months Ended September 30,
	2012		2011
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(Dollars in Thousands)
TROUBLED DEBT RESTRUCTURINGS THAT SUBSEQUENTLY DEFAULTED:
Commercial & Industrial	—	$—	—	$—
Commercial Real Estate	1	202	—	—
Small Business	—	—	2	66
Residential Real Estate	1	190	1	378
Consumer—Home Equity	—	—	—	—
Consumer—Other	—	—	2	11
TOTAL	2	$392	5	$455
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

The tables below set forth information regarding the Company’s impaired loans by loan portfolio as of the dates indicated:

	September 30, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in Thousands)
WITH NO RELATED ALLOWANCE RECORDED:
Commercial & Industrial	$7,434	$8,427	$—
Commercial Real Estate	18,387	19,054	—
Commercial Construction	—	—	—
Small Business	1,439	1,506	—
Residential Real Estate	2,702	2,755	—
Consumer—Home Equity	3,485	3,576	—
Consumer—Other	74	75	—
Subtotal	33,521	35,393	—
WITH AN ALLOWANCE RECORDED:
Commercial & Industrial	$1,017	$1,517	$281
Commercial Real Estate	17,266	17,645	737
Commercial Construction	—	—	—
Small Business	1,197	1,229	201
Residential Real Estate	13,571	14,480	1,326
Consumer—Home Equity	799	874	36
Consumer—Other	2,219	2,220	174
Subtotal	36,069	37,965	2,755
TOTAL	$69,590	$73,358	$2,755

	December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in Thousands)
WITH NO RELATED ALLOWANCE RECORDED:
Commercial & Industrial	$3,380	$4,365	$—
Commercial Real Estate	19,433	20,010	—
Commercial Construction	843	843	—
Small Business	1,131	1,193	—
Residential Real Estate	—	—	—
Consumer—Home Equity	22	22	—
Consumer—Other	31	32	—
Subtotal	24,840	26,465	—
WITH AN ALLOWANCE RECORDED:
Commercial & Industrial	$2,228	$2,280	$562
Commercial Real Estate	18,043	19,344	457
Commercial Construction	—	—	—
Small Business	1,195	1,218	148
Residential Real Estate	12,984	13,651	1,245
Consumer—Home Equity	304	349	31
Consumer—Other	2,107	2,125	239
Subtotal	36,861	38,967	2,682
TOTAL	$61,701	$65,432	$2,682

The following tables set forth information regarding interest income recognized on impaired loans, by portfolio, for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30, 2012		September 30, 2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in Thousands)
WITH NO RELATED ALLOWANCE RECORDED:
Commercial & Industrial	$8,181	$107	$8,584	$323
Commercial Real Estate	18,625	329	19,033	1,005
Commercial Construction	—	—	—	—
Small Business	1,461	25	1,543	79
Residential Real Estate	2,709	81	2,730	84
Consumer—Home Equity	3,527	39	3,571	117
Consumer—Other	81	1	78	3
Subtotal	34,584	582	35,539	1,611
WITH AN ALLOWANCE RECORDED:
Commercial & Industrial	$1,077	$23	$1,487	$74
Commercial Real Estate	17,444	255	18,103	790
Commercial Construction	—	—	—	—
Small Business	1,176	16	1,171	49
Residential Real Estate	13,592	168	13,720	434
Consumer—Home Equity	803	14	815	41
Consumer—Other	2,283	30	2,447	98
Subtotal	36,375	506	37,743	1,486
TOTAL	$70,959	$1,088	$73,282	$3,097

	Three Months Ended		Nine Months Ended
	September 30, 2011		September 30, 2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in Thousands)
WITH NO RELATED ALLOWANCE RECORDED:
Commercial & Industrial	$2,236	$46	$2,527	$143
Commercial Real Estate	19,391	345	19,600	1,020
Commercial Construction	551	11	560	32
Small Business	1,641	28	1,627	82
Residential Real Estate	2	—	5	—
Consumer—Home Equity	22	—	22	1
Consumer—Other	90	2	113	5
Subtotal	23,933	432	24,454	1,283
WITH AN ALLOWANCE RECORDED:
Commercial & Industrial	$756	$12	$926	$41
Commercial Real Estate	13,247	183	13,304	569
Commercial Construction	—	—	—	—
Small Business	1,401	21	1,505	67
Residential Real Estate	12,721	132	12,744	378
Consumer—Home Equity	457	8	480	22
Consumer—Other	2,043	20	1,919	56
Subtotal	30,625	376	30,878	1,133
TOTAL	$54,558	$808	$55,332	$2,416

NOTE 5 – GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

Goodwill and identifiable intangible assets were $137.3 million and $140.7 million at September 30, 2012 and December 31, 2011, respectively. The Company performed its annual impairment testing during the third quarter of 2012, and concluded that $2.2 million of goodwill was impaired. This amount represents the total amount of goodwill relating to Compass Exchange Advisors, LLC ("Compass"). Compass is a wholly-owned subsidiary of the Bank that provides like-kind exchange services pursuant of section 1031 of the Internal Revenue Code. While Compass remains in business and continues to operate, the Company determined the goodwill associated with the Compass purchase to be impaired due to the prolonged low rate environment and the anticipated continued low rates into the near future. The remainder of the Company’s goodwill was not impaired.

NOTE 6 – EARNINGS PER SHARE
Earnings per share consisted of the following components for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Dollars in Thousands)		(Dollars in Thousands)
NET INCOME	$11,601	$11,959	$32,658	$34,267

	Weighted Average Shares		Weighted Average Shares
BASIC SHARES	21,654,188	21,463,714	21,613,157	21,401,885
EFFECT OF DILUTIVE SECURITIES	52,116	13,077	31,300	32,452
DILUTIVE SHARES	21,706,304	21,476,791	21,644,457	21,434,337
NET INCOME PER SHARE:
BASIC EPS	0.54	0.56	1.51	1.60
EFFECT OF DILUTIVE SECURITIES	0.01	—	—	—
DILUTIVE EPS	0.53	0.56	1.51	1.60
The following table illustrates the options to purchase common stock that were excluded from the calculation of diluted earnings per share because they were anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
STOCK OPTIONS	357,459	888,963	614,181	820,871

NOTE 7 – STOCK BASED COMPENSATION
During 2012, the Company made the following awards of restricted stock:

Date	Shares Granted	Plan	Fair Value	Vesting Period
2/16/2012	89,800	2005 Employee Stock Plan	$27.81	Ratably over 5 years from grant date
4/5/2012	1,000	2005 Employee Stock Plan	$28.16	Ratably over 5 years from grant date
5/22/2012	14,000	2010 Non-Employee Director Stock Plan	$27.63	At the end of 5 years from grant date
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

NOTE 8 – DERIVATIVES AND HEDGING ACTIVITIES
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
Interest Rate Positions

The Company currently utilizes interest rate swap agreements as hedging instruments against interest rate risk associated with the Company’s borrowings. An interest rate swap is an agreement whereby one party agrees to pay a floating rate of interest on a notional principal amount in exchange for receiving a fixed rate of interest on the same notional amount, for a predetermined period of time, from a second party. The amounts relating to the notional principal amount are not actually exchanged. The maximum length of time over which the Company is currently hedging its exposure to the variability in future cash flows for forecasted transactions related to the payment of variable interest on existing financial instruments is six years.
The following table reflects the Company’s derivative positions for the periods indicated below for interest rate swaps which qualify as cash flow hedges for accounting purposes:

September 30, 2012
Notional Amount	Trade Date	Effective Date	Maturity Date	Receive (Variable) Index	Current Rate Received	Pay Fixed Swap Rate	Fair Value
(Dollars in Thousands)
$25,000	16-Feb-06	28-Dec-06	28-Dec-16	3 Month LIBOR	0.39%	5.04%	$(4,715)
25,000	16-Feb-06	28-Dec-06	28-Dec-16	3 Month LIBOR	0.39%	5.04%	(4,716)
25,000	8-Dec-08	10-Dec-08	10-Dec-13	3 Month LIBOR	0.41%	2.65%	(693)
25,000	9-Dec-08	10-Dec-08	10-Dec-13	3 Month LIBOR	0.41%	2.59%	(676)
25,000	9-Dec-08	10-Dec-08	10-Dec-18	3 Month LIBOR	0.41%	2.94%	(3,000)
50,000	17-Nov-09	20-Dec-10	20-Dec-14	3 Month LIBOR	0.38%	3.04%	(2,980)
25,000	5-May-11	10-Jun-11	10-Jun-15	3 Month LIBOR	0.41%	1.71%	(884)
$200,000							$(17,664)
December 31, 2011
Notional Amount	Trade Date	Effective Date	Maturity Date	Receive (Variable) Index	Current Rate Received	Pay Fixed Swap Rate	Fair Value
			(Dollars in Thousands)
$25,000	16-Feb-06	28-Dec-06	28-Dec-16	3 Month LIBOR	0.55%	5.04%	$(4,745)
25,000	16-Feb-06	28-Dec-06	28-Dec-16	3 Month LIBOR	0.55%	5.04%	(4,745)
25,000	8-Dec-08	10-Dec-08	10-Dec-13	3 Month LIBOR	0.54%	2.65%	(941)
25,000	9-Dec-08	10-Dec-08	10-Dec-13	3 Month LIBOR	0.54%	2.59%	(913)
25,000	9-Dec-08	10-Dec-08	10-Dec-18	3 Month LIBOR	0.54%	2.94%	(2,349)
50,000	17-Nov-09	20-Dec-10	20-Dec-14	3 Month LIBOR	0.56%	3.04%	(3,316)
25,000	5-May-11	10-Jun-11	10-Jun-15	3 Month LIBOR	0.54%	1.71%	(704)
40,000	18-Aug-11	2-Apr-12	10-Mar-19	3 Month LIBOR	TBD	1.89%	(550)
$240,000							$(18,263)
During 2011, the Company had entered into a forward starting swap with a notional amount of $40 million, with the intention of hedging a future federal home loan advance. Subsequently, during the quarter ending March 31, 2012, the Company exited the forward starting swap. At the time of exit, the derivative instrument had a fair value of $22,000, which was received in cash and recognized in other income.
For derivative instruments that are designated and qualify as hedging instruments, the effective portion of the gains or losses is reported as a component of OCI, and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The Company expects approximately $5.7 million (pre-tax), to be reclassified to interest expense from OCI, related to the Company’s cash flow hedges in the next twelve months. This reclassification is due to anticipated payments that will be made and/or received on the swaps based upon the forward curve as of September 30, 2012.
The table below presents the net amortization income recognized as an offset to interest expense related to previously terminated swaps for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Dollars in Thousands)		(Dollars in Thousands)
NET AMORTIZATION INCOME	$61	$61	$183	$183
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
The following table reflects the Company’s customer related derivative positions for the periods indicated below for those derivatives not designated as hedging:

		Notional Amount Maturing
	# of Positions (1)	2012	2013	2014	2015	Thereafter	Total	Fair Value
	September 30, 2012
	(Dollars in Thousands)
LOAN LEVEL SWAPS:
Receive fixed, pay variable	137	$—	17,374	65,939	107,243	278,381	$468,937	$30,691
Pay fixed, receive variable	131	$—	17,374	65,939	107,243	278,381	$468,937	$(30,697)
FOREIGN EXCHANGE CONTRACTS:
Buys foreign exchange, sells US currency	22	$9,272	29,548	—	—	—	$38,820	$(1,120)
Buys US currency, sells foreign exchange	22	$9,272	29,548	—	—	—	$38,820	$1,149
	December 31, 2011
	(Dollars in Thousands)
LOAN LEVEL SWAPS:
Receive fixed, pay variable	101	$—	19,197	80,234	112,458	171,533	$383,422	$24,478
Pay fixed, receive variable	101	$—	19,197	80,234	112,458	171,533	$383,422	$(24,535)
FOREIGN EXCHANGE CONTRACTS:
Buys foreign exchange, sells US currency	15	$21,657	—	—	—	—	$21,657	$(1,081)
Buys US currency, sells foreign exchange	15	$21,657	—	—	—	—	$21,657	$1,098

(1)	The Company may enter into one swap agreement which offsets multiple reverse swap agreements. The positions will offset and the terms will be identical.
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet at the periods indicated:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Fair Value at September 30, 2012	Fair Value at December 31, 2011	Balance Sheet Location	Fair Value at September 30, 2012	Fair Value at December 31, 2011
	(Dollars in Thousands)
DERIVATIVES DESIGNATED AS HEDGES:
Interest rate swaps	Other Assets	$—	$—	Other Liabilities	$17,664	$18,263
DERIVATIVES NOT DESIGNATED AS HEDGES:
Customer Related Positions:
Loan level swaps	Other Assets	$30,691	$24,478	Other Liabilities	$30,697	$24,535
Foreign exchange contracts	Other Assets	1,149	1,098	Other Liabilities	1,120	1,081
TOTAL		$31,840	$25,576		$31,817	$25,616
The table below presents the effect of the Company’s derivative financial instruments included in OCI and current earnings for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Dollars in Thousands)		(Dollars in Thousands)
DERIVATIVES DESIGNATED AS HEDGES:
Loss in OCI on Derivative (Effective Portion), Net of Tax	$(929)	$(4,110)	$(2,125)	$(6,518)
Loss Reclassified from OCI into Interest Expense (Effective Portion):	$(1,370)	$(1,467)	$(4,008)	$(4,065)
Loss Recognized in Income on Derivative
(Ineffective Portion & Amount Excluded from Effectiveness Testing):
Interest Expense	$—	$—	$—	$—
Other Expense	—	—	—	—
TOTAL	$—	$—	$—	$—
DERIVATIVES NOT DESIGNATED AS HEDGES:
Changes in Fair Value of Customer Related Positions:
Other Income	$12	$52	$85	$122
Other Expense	(4)	—	(23)	(17)
TOTAL	$8	$52	$62	$105
Derivative contracts involve the risk of dealing with derivative counterparties and their ability to meet contractual terms. Institutional counterparties must have an investment grade credit rating and be approved by the Company’s Board of Directors. The Company’s credit exposure on interest rate swaps is limited to the net positive fair value and accrued interest of all swaps with each counterparty. The Company has agreements with certain of its derivative counterparties that contain a provision where if the Company fails to maintain its status as a well capitalized institution, then the Company could be required to terminate any outstanding derivatives with the counterparty. The Company had no exposure relating to interest rate swaps with institutional counterparties at September 30, 2012 and December 31, 2011, as all such swaps were in a liability position. The Company’s exposure relating to customer related positions was approximately $31.2 million and $25.1 million at September 30, 2012 and December 31, 2011, respectively. Credit exposure may be reduced by the amount of collateral pledged by the counterparty.
The Company currently holds derivative instruments that contain credit-risk related contingent features that are in a net liability position, which require the Company to assign collateral. The table below presents information relating to credit-risk contingent instruments as of the dates indicated:

	September 30, 2012	December 31, 2011
	(Dollars in Thousands)
NOTIONAL AMOUNT	$668.9	$623.4
AGGREGATE FAIR VALUE	$48.4	$42.8
COLLATERAL ASSIGNED	$50.3	$47.6
Collateral legally required to be maintained at dealer banks by the Company is monitored and adjusted as necessary. Per a review completed by management of these instruments at September 30, 2012 it was determined that no additional collateral would have to be posted to immediately settle these instruments.
The Company does not offset fair value amounts recognized for derivative instruments. The Company does net the amount recognized for the right to reclaim cash collateral against the obligation to return cash collateral arising from derivative instruments executed with the same counterparty under a master netting arrangement.
Mortgage Derivatives
Forward sale contracts of residential mortgage loans, considered derivative instruments for accounting purposes, are utilized by the Company in its efforts to manage risk of loss associated with its mortgage loan commitments and mortgage loans intended for sale. Prior to closing and funding certain one-to-four family residential mortgage loans, an interest rate lock commitment is generally extended to the borrower. During the period from commitment date to closing date, the Company is subject to the risk that market rates of interest may change. If market rates rise, investors generally will pay less to purchase such loans resulting in a reduction in the gain on sale of the loans or, possibly, a loss. In an effort to mitigate such risk, forward delivery sales commitments are executed, under which the Company agrees to deliver whole mortgage loans to various investors. The interest rate lock commitments and forward sales commitments are recorded at fair value, with changes in fair value recorded in current period earnings as a component of mortgage banking income. The Company elects to carry newly originated closed loans held for sale at fair value. The Company has chosen to carry these at fair vale as changes in the fair value marks on loans held for sale offset changes in interest rate lock and forward sales commitments. The change in fair value of loans held for sale is recorded in current period earnings as a component of mortgage banking income.
The table below summarizes the fair value of residential mortgage loans commitments, forward sales agreements, and loans held for sale at the periods indicated:

	September 30, 2012	December 31, 2011
	(Dollars in Thousands)
INTEREST RATE LOCK COMMITMENTS	$831	$265
FORWARD SALES AGREEMENTS	$(1,882)	$(528)
LOANS HELD FOR SALE FAIR VALUE ADJUSTMENTS	$1,051	$263
The table below summarizes the changes in the fair value of residential mortgage loans commitments, forward sales agreements, and loans held for sale at the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Dollars in Thousands)		(Dollars in Thousands)
INTEREST RATE LOCK COMMITMENTS	$465	$468	$566	$900
FORWARD SALES AGREEMENTS	(1,141)	(750)	(1,354)	(1,829)
LOANS HELD FOR SALE FAIR VALUE ADJUSTMENT	676	282	788	929
TOTAL CHANGE IN FAIR VALUE	$—	$—	$—	$—

NOTE 9 – FAIR VALUE MEASUREMENTS
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
Derivative Instruments:
Derivatives
The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The Company incorporates credit valuation adjustments to appropriately reflect nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings. Although the Company has determined that the majority of the inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of September 30, 2012 and December 31, 2011, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. Additionally, in conjunction with fair value measurement guidance, the Company has made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2.
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
Goodwill and Other Intangible Assets
Goodwill and identified intangible assets are subject to impairment testing. The Company conducts an annual impairment test of goodwill in the third quarter of each year and more frequently, if necessary. To estimate the fair value of goodwill and other intangible assets the Company utilizes both a comparable analysis of relevant price multiples in recent market transactions and discounted cash flow analysis. Both valuation models require a significant degree of management judgment. In the event the fair value as determined by the valuation model is less than the carrying value, the intangibles may be impaired. If the impairment testing resulted in impairment, the Company would classify the impaired goodwill and other intangible assets subjected to nonrecurring fair value adjustments as Level 3.
Assets and Liabilities Measured at Fair Value at the periods indicated were as follows:

		Fair Value Measurements at the End of the Reporting Period Using:
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
	September 30, 2012
	(Dollars in Thousands)
RECURRING FAIR VALUE MEASUREMENTS:
ASSETS
SECURITIES AVAILABLE FOR SALE:
U.S. Government Agency Securities	$20,907	$—	$20,907	$—
Agency Mortgage-Backed Securities	211,745	—	211,745	—
Agency Collateralized Mortgage Obligations	73,372	—	73,372	—
Private Mortgage-Backed Securities	4,112	—	—	4,112
Pooled Trust Preferred Securities Issued by Banks and Insurers	3,052	—	—	3,052
Marketable Equity Securities	9,968	9,968	—	—
LOANS HELD FOR SALE	42,393	—	42,393	—
DERIVATIVE INSTRUMENTS	32,672	—	32,672	—
LIABILITIES
DERIVATIVE INSTRUMENTS	51,364	—	51,364	—
TOTAL RECURRING FAIR VALUE MEASUREMENTS	$346,857	$9,968	$420,719	$7,164

NONRECURRING FAIR VALUE MEASUREMENTS:
ASSETS
COLLATERAL DEPENDENT IMPAIRED LOANS	$7,450	$—	$—	$7,450	$(676)
OTHER REAL ESTATE OWNED	8,751	—	—	8,751	—
TOTAL NONRECURRING FAIR VALUE MEASUREMENTS	$16,201	$—	$—	$16,201	$(676)

	December 31, 2011
	(Dollars in Thousands)
RECURRING FAIR VALUE MEASUREMENTS:
ASSETS
TRADING SECURITIES	$8,240	$8,240	$—	$—
SECURITIES AVAILABLE FOR SALE:
Agency Mortgage-Backed Securities	238,391	—	238,391	—
Agency Collateralized Mortgage Obligations	53,801	—	53,801	—
Private Mortgage-Backed Securities	6,110	—	—	6,110
Single Issuer Trust Preferred Securities Issued by Banks	4,210	—	—	4,210
Pooled Trust Preferred Securities Issued by Banks and Insurers	2,820	—	—	2,820
LOANS HELD FOR SALE	20,500	—	20,500	—
DERIVATIVE INSTRUMENTS	25,841	—	25,841	—
LIABILITIES
DERIVATIVE INSTRUMENTS	44,407	—	44,407	—
TOTAL RECURRING FAIR VALUE MEASUREMENTS	$315,506	$8,240	$294,126	$13,140

NONRECURRING FAIR VALUE MEASUREMENTS:
ASSETS
IMPAIRED LOANS (1)	$36,861	$—	$—	$36,861	$(2,682)
OTHER REAL ESTATE OWNED	6,658	—	—	6,658	—
TOTAL NONRECURRING FAIR VALUE MEASUREMENTS	$43,519	$—	$—	$43,519	$(2,682)
(1) Represents all impaired loans with an associated specific reserve at December 31, 2011. Included in this amount are $9.0 million of collateral dependent loans
The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3). These instruments were valued using pricing models and discounted cash flow methodologies.

	Securities Available for Sale:
	Pooled Trust Preferred Securities	Single Trust Preferred Securities	Private Mortgage- Backed Securities	Total
	(Dollars in Thousands)
BALANCE AT JUNE 30, 2012	$2,754	$—	$4,739	$7,493
GAINS AND LOSSES (REALIZED/UNREALIZED):
Included in Earnings	—	—	—	—
Included in Other Comprehensive Income	332	—	50	382
SETTLEMENTS	(34)	—	(677)	(711)
TRANSFERS INTO(OUT OF) OF LEVEL 3	—	—	—	—
BALANCE AT SEPTEMBER 30, 2012	$3,052	$—	$4,112	$7,164
BALANCE AT JANUARY 1, 2011	$2,828	$4,221	$10,254	$17,303
GAINS AND LOSSES (REALIZED/UNREALIZED):
Included in Earnings	(8)	—	(235)	(243)
Included in Other Comprehensive Income	37	(11)	49	75
SETTLEMENTS	(37)	—	(3,958)	(3,995)
BALANCE AT DECEMBER 31, 2011	$2,820	$4,210	$6,110	$13,140
GAINS AND LOSSES (REALIZED/UNREALIZED):
Included in Earnings	—	—	(76)	(76)
Included in Other Comprehensive Income	286	703	280	1,269
SETTLEMENTS	(54)	—	(2,202)	(2,256)
TRANSFERS INTO(OUT OF) OF LEVEL 3	—	(4,913)	—	(4,913)
BALANCE AT SEPTEMBER 30, 2012	$3,052	$—	$4,112	$7,164
During the first quarter of 2012 the Company transferred the Single Issuer Trust Preferred Security from Level 3 to Level 2. The reason for this transfer was increased trading of the security, enabling the use of more observable inputs. It is the Company’s policy to recognize the transfers as of the end of the reporting period. There were no transfers between the Levels of the fair value hierarchy for any assets or liabilities measured at fair value on a recurring basis during the second and third quarter of 2012 or the year ended December 31, 2011.
The following table sets forth certain unobservable inputs regarding the Company’s investment in securities that are classified as Level 3:

	Fair Value at September 30, 2012	Valuation Technique(s)	Unobservable Inputs	Range	Weighted Average
			(Dollars in Thousands)
POOLED TRUST PREFERRRED SECURITIES	$3,052	Discounted cash flow methodology	Cumulative Prepayment	0%-100%	4.3%
			Cumulative Default	4.0%-100%	20.0%
			Loss Given Default	85% - 100%	94.9%
			Cure Given Default	0% - 75%	31.9%
PRIVATE MORTGAGE-BACKED SECURITIES	$4,112	Multi-dimensional spread tables	Cumulative Prepayment Rate	10.3%-14.5%	13.9%
			Constant Default Rate	0.8% -20.5%	3.6%
			Severity	25.0% -62.5%	38.9%
IMPAIRED LOANS	$7,450	Appraisals of collateral (1)
OTHER REAL ESTATE OWNED	$8,751	Appraisals of collateral (1)

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
	September 30, 2012
	(Dollars in Thousands)
FINANCIAL ASSETS
SECURITIES HELD TO MATURITY (a):
U.S. Treasury Securities	$1,013	$1,143	—	$1,143	—
Agency Mortgage-Backed Securities	81,523	86,762	—	86,762	—
Agency Collateralized Mortgage Obligations	91,845	94,769	—	94,769	—
State, County, and Municipal Securities	915	929	—	929	—
Single Issuer trust preferred Securities Issued by Banks	6,538	6,601	—	6,601	—
Corporate Debt Securities	5,008	5,250	—	5,250	—
LOANS, NET OF ALLOWANCE FOR LOAN LOSSES (b)	4,006,389	4,009,976	—	—	4,009,976
FINANCIAL LIABILITIES
TIME CERTIFICATES OF DEPOSITS (c)	$630,419	$636,197	—	$636,197	—
FEDERAL HOME LOAN BANK ADVANCES (c)	189,464	189,785	—	189,785	—
WHOLESALE AND CUSTOMER REPURCHASE AGREEMENTS (c)	208,578	206,199	—	—	206,199
JUNIOR SUBORDINATED DEBENTURES (d)	61,857	61,238	—	61,238	—
SUBORDINATED DEBENTURES (c)	30,000	23,375	—	—	23,375
	December 31, 2011
	(Dollars in Thousands)
FINANCIAL ASSETS
SECURITIES HELD TO MATURITY (a):
U.S. Treasury Securities	$1,014	$1,117	$—	$1,117	$—
Agency Mortgage-Backed Securities	109,553	113,959	—	113,959	—
Agency Collateralized Mortgage Obligations	77,804	80,298	—	80,298	—
State, County, and Municipal Securities	3,576	3,610	—	3,610	—
Single Issuer trust preferred Securities Issued by Banks	8,000	7,346	—	7,346	—
Corporate Debt Securities	5,009	5,164	—	5,164	—
LOANS, NET OF ALLOWANCE FOR LOAN LOSSES (b)	3,746,130	3,807,938	—	—	3,807,938
FINANCIAL LIABILITIES
TIME CERTIFICATES OF DEPOSITS (c)	$630,162	$639,333	$—	$639,333	$—
FEDERAL HOME LOAN BANK ADVANCES (c)	229,701	233,880	—	233,880	—
WHOLESALE AND CUSTOMER REPURCHASE AGREEMENTS (c)	216,128	219,857	—	—	219,857
JUNIOR SUBORDINATED DEBENTURES (d)	61,857	60,620	—	60,620	—
SUBORDINATED DEBENTURES (c)	30,000	27,217	—	—	27,217

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
This summary excludes financial assets and liabilities for which the carrying value approximates fair value. For financial assets, these include cash and due from banks, federal funds sold, short-term investments, Federal Home Loan Bank stock, and cash surrender value of life insurance policies. For financial liabilities, these include demand, savings, money market deposits, and federal funds purchased. The estimated fair value of demand, savings and money market deposits is the amount payable at the reporting date. These instruments would all be considered to be classified within Level 1 of the fair value hierarchy. Also excluded from the summary are financial instruments measured at fair value on a recurring and nonrecurring basis, as previously described.
The Company believes its financial instruments current use is considered to be the highest and best use of the instruments.

NOTE 10 – COMPREHENSIVE INCOME
Information on the Company’s comprehensive income, presented net of taxes, is set forth below for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30, 2012				Nine Months Ended September 30, 2012
	Pre Tax Amount		Tax (Expense) Benefit	After Tax Amount	Pre Tax Amount		Tax (Expense) Benefit	After Tax Amount
	(Dollars in Thousands)				(Dollars in Thousands)
CHANGE IN FAIR VALUE OF SECURITIES AVAILABLE FOR SALE	$1,419		$(582)	$837	$987		$(450)	$537
Less: Net Security Losses Reclassified into Earnings	—	(1)	—	—	76	(1)	(31)	45
Net Change in Fair Value of Securities Available for Sale	1,419		(582)	837	1,063		(481)	582
CHANGE IN FAIR VALUE OF CASH FLOW HEDGES	(1,571)	(2)	642	(929)	(3,593)	(2)	1,468	(2,125)
Less: Net Security Losses Reclassified into Earnings	1,370		(560)	810	4,008		(1,637)	2,371
Net Change in Fair Value of Cash Flow Hedges	(201)		82	(119)	415		(169)	246
AMORTIZATION OF CERTAIN COSTS INCLUDED IN NET PERIODIC RETIREMENT COSTS	39		(16)	23	116		(47)	69
TOTAL OTHER COMPREHENSIVE INCOME	$1,257		$(516)	$741	$1,594		$(697)	$897

	Three Months Ended September 30, 2011				Nine Months Ended September 30, 2011
	Pre Tax Amount		Tax (Expense) Benefit	After Tax Amount	Pre Tax Amount		Tax (Expense) Benefit	After Tax Amount
	(Dollars in Thousands)				(Dollars in Thousands)
CHANGE IN FAIR VALUE OF SECURITIES AVAILABLE FOR SALE	$(412)		$184	$(228)	$879		$(334)	$545
Less: Net Security Gains Reclassified into Earnings	28	(1)	(11)	17	(519)	(1)	202	(317)
Net Change in Fair Value of Securities Available for Sale	(384)		173	(211)	360		(132)	228
CHANGE IN FAIR VALUE OF CASH FLOW HEDGES	(6,947)	(2)	2,837	(4,110)	(11,016)	(2)	4,498	(6,518)
Less: Net Security Losses Reclassified into Earnings	1,467		(599)	868	4,065		(1,699)	2,366
Net Change in Fair Value of Cash Flow Hedges	(5,480)		2,238	(3,242)	(6,951)		2,799	(4,152)
AMORTIZATION OF CERTAIN COSTS INCLUDED IN NET PERIODIC RETIREMENT COSTS	131		(53)	78	473		(143)	330
TOTAL OTHER COMPREHENSIVE INCOME	$(5,733)		$2,358	$(3,375)	$(6,118)		$2,524	$(3,594)

(1)
Net security losses represent pre-tax OTTI credit related losses of $0 and $28,000 for the three months ended September 30, 2012 and 2011, respectively, and there were no gains on the sale of securities for the three months ended September 30, 2012 or 2011. For the nine months ended September 30, 2012 and 2011, net security losses represent pre-tax OTTI credit related losses of $76,000 and $204,000, respectively, and gains on sales of securities of $0 and $723,000, respectively.

(2)
Includes the remaining balance of a realized but unrecognized gain, net of tax, from the termination of interest rate swaps in June 2009. The original gain of $1.4 million, net of tax will be recognized in earnings through December 2018, the original maturity date of the swap. The balance of this gain has amortized to $895,000 and $1.0 million at September 30, 2012 and 2011, respectively.

Information on the Company’s accumulated other comprehensive loss, net of tax is comprised of the following components as of the periods indicated:

	Unrealized Gain on Securities	Unrealized Loss on Cash Flow Hedge	Deferred Gain on Hedge Transactions	Defined Benefit Pension Plans	Accumulated Other Comprehensive Income (Loss)
	(Dollars in Thousands)
	2012
Beginning Balance: January 1, 2012	$6,574	$(10,804)	$1,004	$(1,260)	$(4,486)
Net Change in Other Comprehensive Income (Loss)	$582	$355	$(109)	$69	$897
Ending Balance: September 30, 2012	7,156	(10,449)	895	(1,191)	(3,589)
	2011
Beginning Balance: January 1, 2011	$6,305	$(7,125)	$1,148	$(1,094)	$(766)
Net Change in Other Comprehensive Income (Loss)	$228	$(4,044)	$(108)	$330	$(3,594)
Ending Balance: September 30, 2011	6,533	(11,169)	1,040	(764)	(4,360)

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

•
a further deterioration of the credit rating for U.S. long-term sovereign debt could adversely impact the Company. Although the downgrade by Standard and Poor’s of U.S. long-term sovereign debt did not directly impact the financial position for the Company, a further downgrade as a result of an ability by the federal government to address the so-called "fiscal cliff" or raise the U.S. debt limit could result in further downgrades which in turn could cause a re-evaluation of the ‘risk-free’ rate used in many accounting models, other-than-temporary-impairment of securities and/or impairment of goodwill and other intangibles;

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

•
new laws and regulations regarding the financial services industry including, but not limited to, the Dodd-Frank Wall Street Reform and Consumer Protection Act, may have a significant effect on the financial services industry in general, and/or the Company in particular, the exact nature and extent of which is uncertain;

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

		Three Months Ended
	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011
	(Dollars in Thousands, Except Per Share Data)
FINANCIAL CONDITION DATA:
Securities Available for Sale	$323,156	$338,331	$362,109	$305,332	$293,073
Securities Held to Maturity	186,842	188,450	200,921	204,956	220,552
Loans	4,056,135	3,980,789	3,869,756	3,794,390	3,723,125
Allowance for Loan Losses	(49,746)	48,403	48,340	48,260	47,278
Goodwill and Core Deposit Intangibles	137,293	139,924	140,323	140,722	141,103
Total Assets	5,192,094	5,124,564	4,985,739	4,970,240	4,899,766
Total Deposits	4,117,847	4,078,133	3,945,713	3,876,829	3,787,533
Total Borrowings	489,899	476,217	484,115	537,686	568,264
Stockholders’ Equity	492,965	483,592	478,863	469,057	461,066
Nonperforming Loans	31,081	31,322	31,646	28,953	26,625
Nonperforming Assets	41,529	43,857	40,736	37,149	36,647
INCOME STATEMENT:
Interest Income	$48,555	$48,426	$47,796	$48,382	$48,935

Interest Expense	5,717	5,798	5,943	6,528	7,261
Net Interest Income	42,838	42,628	41,853	41,854	41,674
Provision for Loan Losses	3,606	8,500	1,600	3,800	2,000
Noninterest Income	16,108	14,983	13,909	14,315	12,315
Noninterest Expenses	40,052	36,999	37,358	36,952	35,423
Net Income	11,601	8,874	12,183	11,169	11,959
PER SHARE DATA:
Net Income—Basic	$0.54	$0.41	$0.57	$0.52	$0.56
Net Income—Diluted	0.53	0.41	0.56	0.52	0.56
Cash Dividends Declared	0.21	0.21	0.21	0.19	0.19
Book Value	22.75	22.36	22.16	21.82	21.48
PERFORMANCE RATIOS:
Return on Average Assets	0.91%	0.71%	1.00%	0.91%	0.99%
Return on Average Common Equity	9.39%	7.34%	10.31%	9.45%	10.28%
Net Interest Margin (on a Fully Tax Equivalent Basis)	3.72%	3.80%	3.82%	3.78%	3.84%
Equity to Assets	9.49%	9.44%	9.60%	9.44%	9.41%
Dividend Payout Ratio	39.23%	51.19%	37.26%	36.57%	34.10%
ASSET QUALITY RATIOS:
Nonperforming Loans as a Percent of Gross Loans	0.77%	0.79%	0.82%	0.76%	0.72%
Nonperforming Assets as a Percent of Total Assets	0.80%	0.86%	0.82%	0.75%	0.75%
Allowance for Loan Losses as a Percent of Total Loans	1.23%	1.22%	1.25%	1.27%	1.27%
Allowance for Loan Losses as a Percent of
Nonperforming Loans	160.05%	154.53%	152.75%	166.68%	177.57%
CAPITAL RATIOS:
Tier 1 Leverage Capital Ratio	8.73%	8.68%	8.77%	8.61%	8.59%
Tier 1 Risk-Based Capital Ratio	10.72%	10.64%	10.71%	10.74%	10.62%
Total Risk-Based Capital Ratio	12.71%	12.63%	12.73%	12.78%	12.67%

Executive Level Overview
During the third quarter of 2012 the Company continued to experience business volume growth, as indicated by the growth rates in the commercial and home equity loan portfolios. The Company’s deposits also grew in the third quarter with core deposits now comprising 84.3% of total deposits. Growth in noninterest income year-over-year was solid at 17.2%. On an operating basis, excluding the proceeds from life insurance policies in 2012 and the gain on the sale of securities in 2011, noninterest income growth was still strong at 16.0% as compared to the prior year. Noninterest expense growth was well managed with a year-over-year increase of only 5.2%, and on an operating basis, which excludes the merger and acquisition expenses and goodwill impairment in 2012, only increased by 2.0% year-over-year.
The following table illustrates key performance measures for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in Thousands, Except Per Share Data)
NET INCOME	$11,601	$11,959	$32,658	$34,267
DILUTED EARNINGS PER SHARE	0.53	0.56	1.51	1.60
RETURN ON AVERAGE ASSETS	0.91%	0.99%	0.87%	0.97%
RETURN ON COMMON AVERAGE EQUITY	9.39%	10.28%	9.01%	10.10%
NET INTEREST MARGIN	3.72%	3.84%	3.78%	3.94%
The Company’s net interest margin of 3.72% in the third quarter was well managed but has decreased when compared to the 3.84% of the year ago period due to the industry-wide pressure on interest margins caused by the prolonged low rate environment and disciplined interest rate risk management. Management has countered this ongoing pressure on earning asset yields by decreasing the Company's costs of funds, which decreased to 0.50% at September 30, 2012, down from 0.68% as of September 30, 2011. However, with limited ability to further reduce the overall cost of funds, management anticipates maintaining the net interest margin at this level to be challenging and expects the net interest margin to be in the 3.60%’s in the fourth quarter of this year.
Consistent with the Company’s strategic emphasis, the commercial loan portfolio was a driver of loan growth during the three months ended September 30, 2012, as evidenced by annualized growth for the quarter of 11.4%. The home equity portfolio also experienced annualized growth of 9.0%, driven largely by the demand for first position mortgage refinancing fueled by historically low interest rates.
Deposits increased to $4.1 billion, an increase of $39.7 million, or 3.9% on an annualized basis, for the three months ended September 30, 2012. The Company continues to focus on improving the mix of deposits with core deposits increasing by $53.8 million, or 6.3% on an annualized basis, to $3.5 billion with growth occurring in both consumer and business customer segments.
In terms of asset quality, the Company continues to experience strong credit metrics as compared to peers in the industry. Loan delinquency measures range from stable to improving and nonperforming assets remain in a manageable position.

The following table shows the levels of the Company’s nonperforming loans over the trailing five quarters:
The Company considers a loan to be in early stage delinquency when it is between 30-89 days past due and a loan is considered to be in late stage delinquency when it is 90 days or more past due. Loan delinquency, both early and late stage, remained well contained as of September 30, 2012.

The chart below shows the level of delinquencies over the trailing five quarters:
Net loan charge-off activity decreased on a quarter-to-quarter basis due largely to a customer loan fraud detected in the prior quarter, which resulted in a $4.0 million charge-off last quarter. The Company’s net loan charge-offs over the last five quarters are shown in the table below:
The provision for loan losses was $3.6 million, $3.8 million, and $2.0 million for the three months ended September 30, 2012, December 31, 2011, and September 30, 2011, respectively, and exceeded net charge-offs in all quarters. The allowance for loan losses as a percent of loans was 1.23% at September 30, 2012 and 1.27% at both December 31, 2011 and September 30, 2011.
The Company’s organic customer growth continued to be strong in the third quarter of 2012 providing deposit, loan and fee income opportunities. Noninterest income increased over the prior quarter by 7.5% to $16.1 million. The largest increase in noninterest income is due to the Company receiving $1.3 million of net proceeds from life insurance policies, which is tax-exempt income to the Company. Growth in noninterest income year-over-year was solid at 17.2%. On an operating basis, excluding the proceeds from life insurance policies in 2012 and the gain on the sale of securities in 2011, noninterest income growth was still strong at 16.0% as compared to the prior year.
Noninterest expense increased over the prior quarter by 8.3% to $40.1 million. The increase is mainly due to increases in incentive compensation of $1.2 million, merger and acquisition expenses of $595,000, and a $2.2 million goodwill impairment charge, which represents the total amount of goodwill relating to Compass Exchange Advisors, LLC ("Compass"), which was acquired in January 2007. Compass is a wholly-owned subsidiary of the bank that provides like-kind exchange services pursuant to section 1031 of the Internal Revenue Code. The Company determined the goodwill associated with this purchase to be impaired due to the prolonged low rate environment and the Federal Reserve Bank's stated intent to maintain low rates for the foreseeable future. Noninterest expense was well managed with a year-over-year increase of 5.2%, however, excluding the merger and acquisition expenses and goodwill impairment in 2012 noninterest expense increased only modestly by 2.0% for the same period.
Management anticipates that the continuation of solid fundamentals and strong asset quality metrics will continue to drive the Company’s results. Management expects net charge-offs for the year to be in the range of $15-$16 million and loan growth to be in the range of 7.0% to 8.0% particularly in the commercial category where pipelines are strong and the Company expects first position home equity to slow with a modest growth for the remainder of the year. Management is also focused on integration planning for the upcoming acquisition of Central Bancorp, Inc. in the fourth quarter and anticipates a customer conversion during the first quarter of 2013. At the beginning of 2012 management provided diluted earnings per share estimates of $2.05 to $2.15 for 2012 as compared to the diluted earnings per share of $2.12 for 2011. Management believes the $2.05 to $2.15 estimate to still be accurate and anticipates being in the middle of that range.
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

The following table summarizes the impact of noncore items recorded for the time periods indicated below and reconciles them in accordance with GAAP:

	Three Months Ended September 30,
	Net Income Available to Common Shareholders		Diluted Earnings Per Share
	2012	2011	2012	2011
	(Dollars in Thousands)
AS REPORTED (GAAP)
Net Income available to Common Shareholders (GAAP)	$11,601	$11,959	0.53	0.56
Non-GAAP Measures:
Non-Interest Income Components:
Proceeds from Life Insurance Policies, tax exempt	(1,307)	—	(0.06)	—
Non-Interest Expense Components:
Merger and Acquisition Expenses, net of tax	352	—	0.02	—
Goodwill Impairment, net of tax	1,317	—	0.06	—
TOTAL IMPACT OF NON-CORE ITEMS	362	—	0.02	—
AS ADJUSTED (NON-GAAP)	$11,963	$11,959	0.55	0.56

	Nine Months Ended September 30,
	Net Income
	Available to Common Shareholders		Diluted Earnings Per Share
	2012	2011	2012	2011
	(Dollars in Thousands)
AS REPORTED (GAAP)
Net Income available to Common Shareholders (GAAP)	$32,658	$34,267	$1.51	$1.60
Non-GAAP Measures:
Non-Interest Income Components:
Net Gain on Sale of Securities, net of tax	—	(428)	—	(0.02)
Proceeds from Life Insurance Policies, tax exempt	(1,307)		(0.06)
Non-Interest Expense Components:
Merger and Acquisition Expenses, net of tax	749	—	0.03	—
Goodwill Impairment, net of tax	1,317	—	0.06	—
TOTAL IMPACT OF NON-CORE ITEMS	759	(428)	0.03	(0.02)
AS ADJUSTED (NON-GAAP)	$33,417	$33,839	$1.54	$1.58

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
There have been no material changes in critical accounting policies during the first nine months of 2012. Please refer to the 2011 Form 10-K for a complete listing of critical accounting policies.

FINANCIAL POSITION
Securities Portfolio The Company’s securities portfolio consists of securities available for sale and securities which management intends to hold until maturity. Securities decreased by $8.5 million, or 1.7%, at September 30, 2012 as compared to December 31, 2011. The ratio of securities to total assets as of September 30, 2012 was 9.8%, compared to 10.4% at December 31, 2011.
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
Residential Mortgage Loan Sales The Company’s primary loan sale activity arises from the sale of government sponsored enterprise eligible residential mortgage loans to other financial institutions. During 2012 and 2011, the Bank originated residential loans with the intention of selling them in the secondary market. Loans may be sold with servicing rights released or with servicing rights retained. A mortgage servicing asset is recognized when a loan is sold with servicing rights retained. During the three and nine months ended September 30, 2012 the Company sold $83.5 million and $222.8 million of mortgage loans compared to $60.5 million and $186.1 million for the three and nine months ended September 30, 2011. The majority of these loans are sold with servicing rights released.
When a loan is sold, the Company enters into agreements that contain representations and warranties about the characteristics of the loans sold and their origination. The Company may be required to either repurchase mortgage loans or to indemnify the purchaser from losses if representations and warranties are breached. During the nine months ended September 30, 2011 the Company incurred losses of $175,000 on loans that were agreed to be repurchased. There were no material losses on repurchased loans in the nine months ended September 30, 2012. The Company has not at this time established a reserve for loan repurchases as it believes future material losses are not probable.
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
Loan Portfolio Management continues to focus on growth in the commercial and home equity lending categories, while placing less emphasis on the other lending categories. Management believes this emphasis is prudent, given the prevailing interest rate and economic environment, as well as strategic priorities. At September 30, 2012, the Bank’s loan portfolio amounted to $4.1 billion, an increase of $261.7 million, or 6.9%, from December 31, 2011. The commercial loan portfolio continued its strong trend and is benefiting from recent expansion initiatives in that business. Robust growth was also sustained in the first position home equity portfolio due to excellent customer response to the Company’s attractive product offerings and marketing efforts. This has all resulted in total commercial portfolio growth of 8.2%, or 11.0% annualized growth for the nine months ended September 30, 2012 and home equity growth of 14.1%, or 18.9% annualized growth for the nine months ended September 30, 2012.

The Bank’s commercial and industrial portfolio has shown growth of 13.6% for the nine months ended September 30, 2012. This portfolio is well-diversified with loans to various types of industries. The following pie chart shows the diversification of the commercial and industrial portfolio as of September 30, 2012:

Avg Loan Size	$191,645
Largest Individual C&I Loan	$16.1 million
C&I Nonperforming Loans/ Nonperforming Loans	0.46%
The Bank’s commercial real estate portfolio, inclusive of commercial construction, is the Bank’s largest loan type concentration. This portfolio is also well-diversified with loans secured by a variety of property types, such as owner-occupied and nonowner-occupied commercial, retail, office, industrial, warehouse, industrial development bonds, and other special purpose properties, such as hotels, motels, nursing homes, restaurants, churches, recreational facilities, marinas, and golf courses. Commercial real estate also includes loans secured by certain residential-related property types including multi-family apartment buildings, residential development tracts and condominiums. The following pie chart shows the diversification of the commercial real estate portfolio as of September 30, 2012:

Average Loan Size	$681,460
Largest Individual CRE Mortgage	$16.4 million
CRE Nonperforming Loans/ Nonperforming Loans	0.44%
Owner Occupied CRE Loans/CRE Loans	20.3%
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
Delinquency The Bank’s philosophy toward managing its loan portfolios is predicated upon careful monitoring, which stresses early detection and response to delinquent and default situations. The Bank considers a loan to have defaulted when it reaches 90 days past due. The Bank seeks to make arrangements to resolve any delinquent or default situation over the shortest possible time frame. Generally, the Bank requires that a delinquency notice be mailed to a borrower upon expiration of a grace period (typically no longer than 15 days beyond the due date). Reminder notices may be sent and telephone calls may be made prior to the expiration of the grace period. If the delinquent status is not resolved within a reasonable time frame following the mailing of a delinquency notice, the Bank’s personnel charged with managing its loan portfolios contact the borrower to ascertain the reasons for delinquency and the prospects for payment. Any subsequent actions taken to resolve the delinquency will depend upon the nature of the loan and the length of time that the loan has been delinquent. The borrower’s needs are considered as much as reasonably possible without jeopardizing the Bank’s position. A late charge is usually assessed on loans upon expiration of the grace period.
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
Other assets in possession primarily consist of foreclosed assets and other nonreal-estate assets deemed to be in control of the Company.

The following table sets forth information regarding nonperforming assets held by the Bank at the dates indicated:
Table 1—Nonperforming Assets/Loans

	September 30, 2012	December 31, 2011	September 30, 2011
	(Dollars In Thousands)
LOANS ACCOUNTED FOR ON A NONACCRUAL BASIS
Commercial and Industrial	$2,981	$1,883	$1,836
Commercial Real Estate	9,249	13,109	10,673
Small Business	604	542	1,032
Residential Real Estate	10,383	9,867	10,420
Home Equity	7,608	3,130	2,009
Consumer—Other	181	381	327
TOTAL (1)	$31,006	$28,912	$26,297
LOANS PAST DUE 90 DAYS OR MORE BUT STILL ACCRUING
Home Equity	$35	$—	$—
Consumer—Other	40	41	328
TOTAL	$75	$41	$328
TOTAL NONPERFORMING LOANS	$31,081	$28,953	$26,625
NONACCRUAL SECURITIES (2)	1,521	1,272	1,255
OTHER REAL ESTATE OWNED AND FORECLOSED ASSETS	8,927	6,924	8,767
TOTAL NONPERFORMING ASSETS	$41,529	$37,149	$36,647
NONPERFORMING LOANS AS A PERCENT OF GROSS LOANS	0.77%	0.76%	0.72%
NONPERFORMING ASSETS AS A PERCENT OF TOTAL ASSETS	0.80%	0.75%	0.75%

(1)	Inclusive of TDRs on nonaccrual of $6.0 million, $9.2 million, and $8.5 million, at September 30, 2012, December 31, 2011, and September 30, 2011, respectively.

(2)	Amounts represent the fair value of nonaccrual securities. The Company has six nonaccrual securities at September 30, 2012, December 31, 2011, and September 30, 2011.

The following table shows the roll-forward of nonperforming assets for the periods indicated:

Table 2—Nonperforming Rollforward

	Three Months Ended		Nine Months Ended
	September 30, 2012		September 30, 2012
	(Dollars in Thousands)
NONPERFORMING ASSETS BEGINNING BALANCE		$43,857		$37,149
NEW TO NONPERFORMING		7,981		35,679
LOANS CHARGED-OFF		(2,826)		(13,538)
LOANS PAID-OFF		(3,837)		(7,943)
LOANS TRANSFERRED TO OTHER REAL ESTATE OWNED AND FORECLOSED ASSETS		(347)		(5,429)
LOANS RESTORED TO ACCRUAL STATUS		(1,081)		(6,897)
CHANGE TO OTHER REAL ESTATE OWNED:
New to Other Real Estate Owned	$347		$5,429
Valuation Write Down	(459)		(659)
Sale of Other Real Estate Owned	(2,708)		(4,588)
Development of Other Real Estate Owned	339		1,911
Other	(43)		—
TOTAL CHANGE TO OTHER REAL ESTATE OWNED	(2,524)	(2,524)	2,093	2,093
CHANGE IN FAIR VALUE ON NONACCRUAL SECURITIES		261		248
OTHER		45		167
NONPERFORMING ASSETS ENDING BALANCE		$41,529		$41,529

The following table sets forth information regarding troubled debt restructured loans as of the dates indicated:
Table 3—Troubled Debt Restructurings

	September 30, 2012	December 31, 2011
	(Dollars In Thousands)
PERFORMING TROUBLED DEBT RESTUCTURINGS	$46,823	$37,151
NONACCRUAL TROUBLED DEBT RESTRUCTURINGS	5,962	9,230
TOTAL	$52,785	$46,381
PERFORMING TROUBLED DEBT RESTRUCTURINGS AS A % OF TOTAL LOANS	1.15%	0.98%
NONACCRUAL TROUBLED DEBT RESTRUCTURINGS AS A % OF TOTAL LOANS	0.15%	0.24%
TOTAL TROUBLED DEBT RESTRUCTURINGS AS A % OF TOTAL LOANS	1.30%	1.22%

The following table shows the roll-forward of TDRs for the periods indicated:

Table 4—Troubled Debt Restructurings Rollforward

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
	(Dollars in Thousands)
TDRs BEGINNING BALANCE	$44,745	$46,381
NEW TO TDR STATUS	2,073	10,535
COURT ORDERED CONCESSIONS (1)	7,279	7,279
PAYDOWNS	(1,230)	(10,994)
CHARGE OFFS	(82)	(416)
LOANS REMOVED FROM TDR STATUS	—	—
TDRs ENDING BALANCE	$52,785	$52,785
(1) Represents consumer loans where the borrower's obligation has been effectively discharged through Chapter 7 Bankruptcy and the borrower has not reaffirmed the debt for all applicable prior periods.

Income accruals are suspended on all nonaccrual loans and all previously accrued and uncollected interest is reversed against current income. The table below shows interest income that was recognized or collected on all nonaccrual loans and performing TDRs as of the dates indicated:
Table 5 - Interest Income Recognized/Collected on
Nonaccrual Loans and Troubled Debt Restructurings

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in Thousands)		(Dollars in Thousands)
INTEREST INCOME THAT WOULD HAVE BEEN RECOGNIZED IF NONACCRUING LOANS HAD BEEN PERFORMING	$523	$457	$1,882	$1,257
INTEREST INCOME RECOGNIZED ON TDRs STILL ACCRUING	$700	$590	$2,209	$1,686
INTEREST COLLECTED ON THESE NONACCRUAL AND TDRs AND INCUDED IN INTEREST INCOME	$813	$646	$2,633	$2,030
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
At September 30, 2012, impaired loans included all commercial and industrial loans, commercial real estate loans,

commercial construction, and small business loans that are on nonaccrual status, TDRs, and other loans that have been categorized as impaired. Total impaired loans at September 30, 2012 and December 31, 2011 were $69.6 million and $61.7 million, respectively. For additional information regarding the Bank’s asset quality, including delinquent loans, nonaccruals, TDRs, and impaired loans, see Note 4, “Loans, Allowance for Loan Losses, and Credit Quality” within Notes to Consolidated Financial Statements included in Item 1 hereof.

Potential problem loans are any loans which are not included in nonaccrual or nonperforming loans, where known information about possible credit problems of the borrowers causes management to have concerns as to the ability of such borrowers to comply with present loan repayment terms. The table below shows the potential problem commercial loans at the time periods indicated:
Table 6 - Potential Problem Commercial Loans

	September 30, 2012	December 31, 2011
	(Dollars in Thousands)
NUMBER OF LOAN RELATIONSHIPS	63	64
AGGREGATE OUTSTANDING BALANCE	$106,103	$113,641
At September 30, 2012, these potential problem loans continued to perform with respect to payments. Management actively monitors these loans and strives to minimize any possible adverse impact to the Bank.
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

The following table summarizes changes in the allowance for loan losses and other selected statistics for the periods presented:
Table 7—Summary of Changes in the Allowance for Loan Losses

	Three Months Ended
	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011
	(Dollars in Thousands)
AVERAGE LOANS	$4,008,238	$3,947,785	$3,827,187	$3,744,958	$3,709,864
ALLOWANCE FOR LOAN LOSSES, BEGINNING OF PERIOD	$48,403	$48,340	$48,260	$47,278	$46,637
CHARGED-OFF LOANS:
Commercial and Industrial	1,267	4,707	15	434	749
Commercial Real Estate	621	2,133	604	1,245	242
Commercial Construction	—	—	—	—	—
Small Business	98	136	170	220	386
Residential Real Estate	227	105	109	69	88
Consumer—Home Equity	365	1,391	750	714	333
Consumer—Other	247	296	297	417	374
TOTAL CHARGED-OFF LOANS	2,825	8,768	1,945	3,099	2,172

RECOVERIES ON LOANS PREVIOUSLY CHARGED-OFF:
Commercial and Industrial	122	113	200	72	77
Commercial Real Estate	188	—	—	—	98
Commercial Construction	—	—	—	—	425
Small Business	21	46	52	88	18
Residential Real Estate	79	—	—	—	—
Consumer—Home Equity	36	18	13	22	13
Consumer—Other	116	154	160	99	182
TOTAL RECOVERIES:	562	331	425	281	813
NET LOANS CHARGED-OFF:
Commercial and Industrial	1,145	4,594	(185)	362	672
Commercial Real Estate	433	2,133	604	1,245	144
Commercial Construction	—	—	—	—	(425)
Small Business	77	90	118	132	368
Residential Real Estate	148	105	109	69	88
Consumer—Home Equity	329	1,373	737	692	320
Consumer—Other	131	142	137	318	192
TOTAL NET LOANS CHARGED-OFF	2,263	8,437	1,520	2,818	1,359
PROVISION FOR LOAN LOSSES	3,606	8,500	1,600	3,800	2,000
TOTAL ALLOWANCES FOR LOAN LOSSES, END OF PERIOD	$49,746	$48,403	$48,340	$48,260	$47,278
NET LOANS CHARGED-OFF AS A PERCENT OF AVERAGE TOTAL LOANS (ANNUALIZED)	0.22%	0.86%	0.16%	0.30%	0.15%
TOTAL ALLOWANCE FOR LOAN LOSSES AS A PERCENT OF TOTAL LOANS	1.23%	1.22%	1.25%	1.27%	1.27%
TOTAL ALLOWANCE FOR LOAN LOSSES AS A PERCENT OF NONPERFORMING LOANS	160.05%	154.53%	152.75%	166.68%	177.57%
NET LOANS CHARGED-OFF AS A PERCENT OF ALLOWANCE FOR LOAN LOSSES (ANNUALIZED)	18.10%	70.11%	12.65%	23.42%	11.40%
RECOVERIES AS A PERCENT OF CHARGE-OFFS	19.89%	3.78%	21.85%	9.07%	37.43%
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

The following table sets forth the allocation of the allowance for loan losses by loan category at the dates indicated:
Table 8—Summary of Allocation of Allowance for Loan Losses

	September 30, 2012		December 31, 2011
	Allowance Amount	Percent of Loans In Category To Total Loans	Allowance Amount	Percent of Loans In Category To Total Loans
	(Dollars in Thousands)
COMMERCIAL AND INDUSTRIAL	$11,968	16.1%	$11,682	15.2%
COMMERCIAL REAL ESTATE	21,905	47.9%	23,514	48.6%
COMMERCIAL CONSTRUCTION	2,579	4.3%	2,076	3.4%
SMALL BUSINESS	1,371	1.9%	1,896	2.1%
RESIDENTIAL REAL ESTATE	2,934	9.5%	3,113	11.3%
HOME EQUITY	7,968	19.6%	4,597	18.3%
CONSUMER—OTHER	1,021	0.7%	1,382	1.1%
TOTAL ALLOWANCE FOR LOAN LOSSES	$49,746	100.0%	$48,260	100.0%
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
Federal Home Loan Bank Stock The Bank held an investment in Federal Home Loan Bank (“FHLB”) of Boston of $33.6 million and $35.9 million at September 30, 2012 and December 31, 2011, respectively. The Company’s investment in FHLB stock decreased by $2.3 million during the first nine months of 2012, as the FHLB began to repurchase excess capital stock in 2012. The FHLB is a cooperative that provides services to its member banking institutions. The primary reason for the FHLB of Boston membership is to gain access to a reliable source of wholesale funding, particularly term funding, as a tool to manage interest rate risk. The purchase of stock in the FHLB is a requirement for a member to gain access to funding. The Company purchases FHLB stock proportional to the volume of funding received and views the purchases as a necessary long-term investment for the purposes of balance sheet liquidity and not for investment return.
Goodwill and Identifiable Intangible Assets Goodwill and identifiable intangible assets were $137.3 million and $140.7 million at September 30, 2012 and December 31, 2011, respectively. The Company performed its annual goodwill impairment testing during the third quarter of 2012, and concluded that $2.2 million of goodwill was impaired. This amount represents the total amount of goodwill relating to Compass Exchange Advisors, LLC ("Compass"). Compass is a wholly-owned subsidiary of the Bank that provides like-kind exchange services pursuant to section 1031 of the Internal Revenue Code. While Compass remains in business and continues to operate, the Company determined the goodwill associated with the Compass purchase to be impaired due in part to the Federal Reserve Bank's stated intent to maintain low rates for the foreseeable future. The remainder of the Company’s goodwill was not impaired. Goodwill is subject to impairment tests annually, or more frequently if necessary, and is evaluated using a two step impairment approach. The first step (“Step 1”) of the impairment testing compares book value to the market value of the Company’s stock, or to the fair value of the reporting unit. If Step 1 is failed, a more detailed analysis is performed, which involves measuring the excess of the fair value of the reporting unit, as determined in Step 1, over the aggregate fair value of the individual assets, liabilities, and identifiable intangibles by utilizing a comparable analysis of relevant price multiples in recent market transactions. The Company’s remaining goodwill relates to acquisitions that are fully integrated into the retail banking operations.
Cash Surrender Value of Life Insurance Policies The bank holds life insurance policies for the purpose of offsetting the Bank’s future obligations to its employees under its retirement and benefits plans. The cash surrender value of life insurance policies was $87.0 million and $86.1 million at September 30, 2012 and December 31, 2011, respectively. The Bank recorded tax exempt income from the life insurance policies of $757,000 and $2.2 million for the three and nine months ended September 30, 2012, respectively, which was flat for the three months and represented a decrease of 4.8% for the nine months as compared to the year ago periods. Also, during the third quarter of 2012 the Company received death benefit proceeds on life insurance policies in the amount of $1.3 million. The death benefit proceeds are tax-exempt income to the Company.
Deposits As of September 30, 2012, deposits of $4.1 billion were $241.0 million, or 6.2%, higher than December 31, 2011. Core deposits, which the Company defines as nontime and nonbrokered deposits, increased by $235.8 million, or 7.3%, during the nine months ended September 30, 2012 and now comprise 84.3% of total deposits.
The Bank also participates in the Certificate of Deposit Registry Service (“CDARS”) program, allowing the Bank to provide easy access to multi-million dollar FDIC deposit insurance protection on certificate of deposits investments for consumers, businesses and public entities. The economic downturn and subsequent flight to safety makes CDARS an attractive product for customers. In addition, the Bank may occasionally raise funds through brokered certificates of deposit. This channel allows the Bank to seek additional funding in potentially large quantities by attracting deposits from outside the Bank’s core market. At September 30, 2012 and December 31, 2011, the Company had $110.0 million and $79.0 million, respectively, of brokered deposits.

Borrowings The Company’s borrowings consist of both short-term and long-term borrowings and provide the Bank with one of its primary sources of funding. The borrowings also serve the Bank by providing a contingent source of liquidity.

The Company’s borrowings consisted of the following as of the periods indicated:
Table 9—Borrowings

	September 30, 2012	December 31, 2011
	(Dollars in Thousands)
SHORT-TERM BORROWINGS:
FHLB Borrowings	$150,000	$190,091
Customer Repurchase Agreements	158,578	166,128
TOTAL SHORT-TERM BORROWINGS	$308,578	$356,219
LONG-TERM BORROWINGS:
Federal Home Loan Bank Borrowings	$39,464	$39,610
Wholesale Repurchase Agreements	50,000	50,000
Junior Subordinated Debentures:
Capital Trust V	51,547	51,547
Slades Ferry Trust I	10,310	10,310
Subordinated Debentures	30,000	30,000
TOTAL LONG-TERM BORROWINGS	$181,321	$181,467
TOTAL BORROWINGS	$489,899	$537,686
As of September 30, 2012 and December 31, 2011, the Bank had $2.4 billion and $2.6 billion, respectively, of assets pledged as collateral against borrowings. These assets are primarily pledged to the FHLB of Boston and the Federal Reserve Bank of Boston.

Capital Resources On September 20, 2012, the Company’s Board of Directors declared a cash dividend of $0.21 per share to stockholders of record as of the close of business on October 1, 2012. This dividend was paid on October 12, 2012. For the quarter ended September 30, 2012, the dividend payout ratio amounted to 39.2%.
The Federal Reserve, the FDIC, and other regulatory agencies have established capital guidelines for banks and bank holding companies. Risk-based capital guidelines issued by the federal regulatory agencies require banks to meet a minimum Tier 1 risk-based capital ratio of 4.0% and a total risk-based capital ratio of 8.0%. A minimum requirement of 4.0% Tier 1 leverage capital is also mandated. At September 30, 2012, the Company and the Bank exceeded the minimum requirements for Tier 1 risk-based, total risk-based capital, and Tier 1 leverage capital.

The Company’s and the Bank’s actual capital amounts and ratios are also presented in the following table:
Table 10—Company and Bank's Capital Amounts and Ratios

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	September 30, 2012
	(Dollars in Thousands)
COMPANY (CONSOLIDATED):
Total Capital (to Risk Weighted Assets)	$513,696	12.71%	$323,308	≥	8.00%	N/A		N/A
Tier 1 Capital (to Risk Weighted Assets)	433,269	10.72%	$161,654	≥	4.00%	N/A		N/A
Tier 1 Capital (to Average Assets)	433,269	8.73%	198,472	≥	4.00%	N/A		N/A
BANK:
Total Capital (to Risk Weighted Assets)	$482,431	11.94%	$323,294	≥	8.00%	$404,117	≥	10.00%
Tier 1 Capital (to Risk Weighted Assets)	402,004	9.95%	$161,647	≥	4.00%	$242,470	≥	6.00%
Tier 1 Capital (to Average Assets)	402,004	8.10%	198,594	≥	4.00%	248,243	≥	5.00%
	December 31, 2011
	(Dollars in Thousands)
COMPANY (CONSOLIDATED):
Total Capital (to Risk Weighted Assets)	$485,688	12.78%	$304,097	≥	8.00%	N/A		N/A
Tier 1 Capital (to Risk Weighted Assets)	408,157	10.74%	152,049	≥	4.00%	N/A		N/A
Tier 1 Capital (to Average Assets)	408,157	8.61%	189,576	≥	4.00%	N/A		N/A
BANK:
Total Capital (to Risk Weighted Assets)	$462,715	12.17%	$304,066	≥	8.00%	$380,082	≥	10.00%
Tier 1 Capital (to Risk Weighted Assets)	385,189	10.13%	152,033	≥	4.00%	228,049	≥	6.00%
Tier 1 Capital (to Average Assets)	385,189	8.12%	189,698	≥	4.00%	237,123	≥	5.00%

In June 2012, the U.S. federal banking agencies released for comment three Notices of Proposed Rulemaking (“NPR's”) that would implement the Basel III capital standards, along with changes required by the Dodd-Frank Act, two of which will apply to the Company and are expected to increase capital requirements along with increasing risk-weighted assets. The proposed implementation of the Basel III standards will be phased-in beginning January 1, 2013 through 2019.

The NPR entitled “Regulatory Capital, Implementation of Basel III, Minimum Regulatory Capital Ratios, Capital Adequacy, and Transition Provisions” redefines regulatory capital, increases minimum amounts, and introduces a capital conservation buffer to be held in excess of minimum amounts. The proposal puts an emphasis on common equity and creates a new regulatory minimum capital level for common equity tier 1 (“CET1”). CET1 will include amounts previously excluded from regulatory capital, including accumulated other comprehensive income for items such as unrealized gains and losses on available for sale debt and equity securities and the unfunded/overfunded amount associated with defined benefit plans. The proposed minimum will be 7% of risk-weighted assets, comprised of a minimum ratio of 4.5% plus a 2.5% capital conservation buffer. Trust preferred securities would no longer be eligible for tier 1 capital treatment and will be phased out of tier 1 and into tier 2 capital at 10% a year, beginning January 1, 2013.

The second NPR that will affect the Company is entitled, “Standardized Approach for Risk-weighted Assets; Market Discipline and Disclosure Requirement.” This proposal attempts to harmonize the agencies' rules for calculating risk-weighted assets to enhance risk sensitivity and address weaknesses identified over recent years, by incorporating certain international capital standards of the Basel Committee of Banking Supervision. Among the items impacting the Company are the additional risk-weighting of short term unused portion of loan commitments, the increase in risk-weighting of deferred tax items and mortgage servicing rights not excluded from capital, and the increased risk-weight for commercial real estate designated as high volatility commercial real estate.

The regulations ultimately applicable to the U.S. financial institutions may be substantially different from the Basel III final framework as published in December 2010 and the proposed rules issued in June 2012. Based on preliminary assessments of the proposed framework, management believes that the Company will continue to exceed all estimated well-capitalized regulatory requirements over the course of the proposed phase-in period.
Investment Management As of September 30, 2012, the Rockland Trust Investment Management Group had assets under administration of $2.1 billion representing approximately 3,916 trust, fiduciary, and agency accounts. At December 31, 2011, assets under administration were $1.7 billion, representing approximately 3,607 trust, fiduciary, and agency accounts. Included in these amounts as of September 30, 2012 and December 31, 2011 are assets under administration of $137.7 million and $119.1 million, respectively, relating to the Company’s registered investment advisor, Bright Rock Capital Management, LLC, which provides institutional quality investment management services to institutional and high net worth clients. Revenue from the Investment Management Group amounted to $3.4 million and $9.9 million for the three and nine months ended September 30, 2012, respectively, compared to $3.0 million and $9.2 million for the three and nine months ended September 30, 2011, respectively.
Additionally, for the three and nine months ended September 30, 2012, retail investments and insurance revenue was $356,000 and $1.2 million respectively, compared to $438,000 and $1.1 million for the three and nine months ended September 30, 2011. Retail investments and insurance includes revenue from LPL Financial and its affiliates, LPL Insurance Associates, Inc., Savings Bank Life Insurance of Massachusetts, and Smith Companies LTD, a division of Capitas Financial, LLC.

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
Table 11—Closed Residential Real Estate Loans

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in Thousands)		(Dollars in Thousands)
HELD IN PORTFOLIO	$7,014	$12,524	$39,604	$48,042
SOLD OR HELD FOR SALE IN THE SECONDARY MARKET	104,278	69,419	246,148	179,362
TOTAL CLOSED LOANS	111,292	81,943	285,752	227,404

Included in the mortgage banking income results is the impact of the Bank’s mortgage servicing assets. Servicing assets are recognized as separate assets when rights are acquired through sale of loans with servicing rights retained. The principal balance of loans serviced by the Bank on behalf of investors amounted to $196.7 million at September 30, 2012 and $229.1 million at December 31, 2011. Upon sale, the mortgage servicing asset is established, which represents the then current estimated fair value based on market prices for comparable mortgage servicing contracts, when available, or alternatively is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. Impairment is determined by stratifying the rights based on predominant characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance, to the extent that fair value is less than the capitalized amount. If the Company later determines that all or a portion of the impairment no longer exists, a reduction of the allowance may be recorded as an increase to income. Servicing rights are recorded in other assets in the consolidated balance sheets, are amortized in proportion to and over the period of estimated net servicing income, and are assessed for impairment based on fair value at each reporting date. The following table shows fair value of the servicing rights associated with these loans and the changes for the periods indicated:

Table 12—Mortgage Servicing Asset

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in Thousands)		(Dollars in Thousands)
BALANCE AT BEGINNING OF PERIOD	904	1,402	1,098	1,619
ADDITIONS	47	13	124	58
AMORTIZATION	(132)	(138)	(388)	(416)
CHANGE IN VALUATION ALLOWANCE	24	(50)	9	(34)
BALANCE AT END OF PERIOD	843	1,227	843	1,227

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
The following table provides a summary of results of operations:
Table 13—Summary of Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in Thousands)		(Dollars in Thousands)
NET INCOME	$11,601	$11,959	$32,658	$34,267
DILUTED EARNINGS PER SHARE	0.53	0.56	1.51	1.60
RETURN ON AVERAGE ASSETS	0.91%	0.99%	0.87%	0.97%
RETURN ON AVERAGE EQUITY	9.39%	10.28%	9.01%	10.10%
STOCKHOLDERS’ EQUITY AS % OF ASSETS	9.49%	9.41%	9.49%	9.41%
Net Interest Income The amount of net interest income is affected by changes in interest rates and by the volume and mix of interest earning assets and interest bearing liabilities.
On a fully tax equivalent basis, net interest income for the third quarter of 2012 increased $1.1 million, or 2.6%, to $43.1 million, when compared to the third quarter of 2011. The Company’s net interest margin was 3.72% for the quarter ended September 30, 2012 as compared to 3.84% for the quarter ended September 30, 2011. The Company’s interest rate spread was 3.55% and 3.63% for the third quarters of 2012 and 2011, respectively. The decline in the net interest margin is primarily the result of assets re-pricing in a lower rate environment without the ability to fully offset this impact through further reductions in funding costs.

The following tables present the Company’s daily average balances, net interest income, interest rate spread, and net interest margin for the three and nine months ending September 30, 2012 and 2011. For purposes of the table and the following discussion, income from interest-earning assets and net interest income are presented on a fully-taxable equivalent basis by adjusting income and yields earned on tax-exempt interest received on securities and loans, to make them equivalent to income and yields on fully-taxable earning assets. The fully-taxable equivalent was calculated using the blended federal and state statutory tax rate:

Table 14—Average Balance, Interest Earned/Paid & Average Yields

	Three Months Ended September 30,
	2012			2011
	Average Balance	Interest Earned/ Paid	Yield/ Rate	Average Balance	Interest Earned/ Paid	Yield/ Rate
	(Dollars in Thousands)
INTEREST-EARNING ASSETS
INTEREST EARNING DEPOSITS WITH BANKS, FEDERAL FUNDS SOLD, AND SHORT-TERM INVESTMENTS SECURITIES	$53,650	$34	0.25%	$78,285	$49	0.25%
Trading Assets	—	—	—%	8,437	72	3.39%
Taxable Investment Securities	513,712	3,995	3.09%	526,509	4,856	3.66%
Nontaxable Investment Securities (1)	1,649	34	8.20%	7,104	133	7.43%
TOTAL SECURITIES	515,361	4,029	3.11%	542,050	5,061	3.70%
LOANS HELD FOR SALE	34,106	255	2.97%	12,422	116	3.70%
LOANS
Commercial and Industrial	636,533	6,447	4.03%	555,745	5,840	4.17%
Commercial Real Estate (1)	1,920,905	23,173	4.80%	1,800,914	23,496	5.18%
Commercial Construction	162,150	1,695	4.16%	129,540	1,495	4.58%
Small Business	78,629	1,121	5.67%	77,850	1,141	5.81%
TOTAL COMMERCIAL	2,798,217	32,436	4.61%	2,564,049	31,972	4.95%
Residential Real Estate	381,247	4,060	4.24%	450,225	4,915	4.33%
Residential Construction	11,567	104	3.58%	6,735	73	4.30%
Home Equity	787,052	7,236	3.66%	638,991	6,103	3.79%
TOTAL CONSUMER REAL ESTATE	1,179,866	11,400	3.84%	1,095,951	11,091	4.01%
TOTAL OTHER CONSUMER	30,155	669	8.83%	49,864	978	7.78%
TOTAL LOANS	4,008,238	44,505	4.42%	3,709,864	44,041	4.71%
TOTAL INTEREST EARNING ASSETS	$4,611,355	$48,823	4.21%	$4,342,621	$49,267	4.50%
CASH AND DUE FROM BANKS	75,876			57,103
FEDERAL HOME LOAN BANK STOCK	33,564			35,854
OTHER ASSETS	374,208			345,400
TOTAL ASSETS	$5,095,003			$4,780,978
INTEREST-BEARING LIABILITIES
DEPOSITS
Savings and Interest Checking Accounts	$1,482,213	$707	0.19%	$1,364,307	$839	0.24%
Money Market	801,921	615	0.31%	723,736	763	0.42%
Time Deposits	635,729	1,297	0.81%	659,154	1,817	1.09%
TOTAL INTEREST-BEARING DEPOSITS	$2,919,863	$2,619	0.36%	$2,747,197	$3,419	0.49%
BORROWINGS
Federal Home Loan Bank and Other Borrowings	$198,212	$1,255	2.52%	$264,066	$1,814	2.73%
Wholesale Repurchase Agreements	50,000	292	2.32%	50,000	412	3.27%
Customer Repurchase Agreements	161,097	76	0.19%	151,588	147	0.38%
Junior Subordinated Debentures	61,857	928	5.97%	61,857	922	5.91%

Subordinated Debentures	30,000	547	7.25%	30,000	547	7.23%
TOTAL BORROWINGS	$501,166	$3,098	2.46%	$557,511	$3,842	2.73%
TOTAL INTEREST-BEARING LIABILITIES	$3,421,029	$5,717	0.66%	$3,304,708	$7,261	0.87%
DEMAND DEPOSITS	1,093,387			944,518
OTHER LIABILITIES	89,157			70,380
TOTAL LIABILITIES	$4,603,573			$4,319,606
STOCKHOLDERS’ EQUITY	491,430			461,372
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,095,003			$4,780,978
NET INTEREST INCOME		$43,106			$42,006
INTEREST RATE SPREAD (2)			3.55%			3.63%
NET INTEREST MARGIN (3)			3.72%			3.84%
SUPPLEMENTAL INFORMATION:
Total Deposits, including Demand Deposits	$4,013,250	$2,619		$3,691,715	$3,419
Cost of Total Deposits			0.26%			0.37%
Total Funding Liabilities, including Demand Deposits	$4,514,416	$5,717		$4,249,226	$7,261
Cost of Total Funding Liabilities			0.50%			0.68%

(1)	The total amount of adjustment to present interest income and yield on a fully tax-equivalent basis is $268,000 and $332,000 for the three months ended September 30, 2012 and 2011, respectively.

(2)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(3)	Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.

Table 15—Average Balance, Interest Earned/Paid & Average Yields

	Nine Months Ended September 30,
	2012			2011
	Average Balance	Interest Earned/ Paid	Yield/ Rate	Average Balance	Interest Earned/ Paid	Yield/ Rate
	(Dollars in Thousands)
INTEREST-EARNING ASSETS
INTEREST EARNING DEPOSITS WITH BANKS, FEDERAL FUNDS SOLD, AND SHORT-TERM INVESTMENTS SECURITIES	$45,951	$85	0.25%	$43,181	$80	0.25%
Trading Assets	1,823	38	2.78%	8,388	206	3.28%
Taxable Investment Securities	529,560	12,900	3.25%	550,425	15,573	3.78%
Nontaxable Investment Securities (1)	2,026	121	7.98%	8,619	484	7.50%
TOTAL SECURITIES	533,409	13,059	3.27%	567,432	16,263	3.83%
LOANS HELD FOR SALE	23,829	541	3.03%	11,750	305	3.47%
LOANS
Commercial and Industrial	612,084	18,642	4.07%	530,774	16,951	4.27%
Commercial Real Estate (1)	1,888,773	68,881	4.87%	1,779,379	70,310	5.28%
Commercial Construction	151,541	4,816	4.25%	127,285	4,388	4.61%
Small Business	79,218	3,390	5.72%	79,314	3,471	5.85%

TOTAL COMMERCIAL	2,731,616	95,729	4.68%	2,516,752	95,120	5.05%
Residential Real Estate	395,026	12,793	4.33%	458,609	15,481	4.51%
Residential Construction	12,739	395	4.14%	5,005	172	4.59%
Home Equity	754,294	20,835	3.69%	622,952	17,645	3.79%
TOTAL CONSUMER REAL ESTATE	1,162,059	34,023	3.91%	1,086,566	33,298	4.10%
TOTAL OTHER CONSUMER	34,355	2,168	8.43%	56,688	3,305	7.79%
TOTAL LOANS	3,928,030	131,920	4.49%	3,660,006	131,723	4.81%
TOTAL INTEREST EARNING ASSETS	$4,531,219	$145,605	4.29%	$4,282,369	$148,371	4.63%
CASH AND DUE FROM BANKS	65,972			55,101
FEDERAL HOME LOAN BANK STOCK	34,133			35,854
OTHER ASSETS	368,140			329,456
TOTAL ASSETS	$4,999,464			$4,702,780
INTEREST-BEARING LIABILITIES
DEPOSITS
Savings and Interest Checking Accounts	$1,463,255	$2,091	0.19%	$1,340,077	$2,449	0.24%
Money Market	790,589	1,875	0.32%	723,675	2,362	0.44%
Time Deposits	629,840	4,079	0.87%	667,279	5,636	1.13%
TOTAL INTEREST-BEARING DEPOSITS	$2,883,684	$8,045	0.37%	$2,731,031	$10,447	0.51%
BORROWINGS
Federal Home Loan Bank and Other Borrowings	$214,747	$3,879	2.41%	$293,664	$5,468	2.49%
Wholesale Repurchase Agreements	50,000	870	2.32%	50,000	1,455	3.89%
Customer Repurchase Agreements	155,205	268	0.23%	137,221	412	0.40%
Junior Subordinated Debentures	61,857	2,766	5.97%	61,857	2,738	5.92%
Subordinated Debentures	30,000	1,630	7.26%	30,000	1,624	7.24%
TOTAL BORROWINGS	$511,809	$9,413	2.46%	$572,742	$11,697	2.73%
TOTAL INTEREST-BEARING LIABILITIES	$3,395,493	$17,458	0.69%	$3,303,773	$22,144	0.90%
DEMAND DEPOSITS	1,034,180			882,460
OTHER LIABILITIES	85,410			62,968
TOTAL LIABILITIES	$4,515,083			$4,249,201
STOCKHOLDERS’ EQUITY	484,381			453,579
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,999,464			$4,702,780
NET INTEREST INCOME		$128,147			$126,227
INTEREST RATE SPREAD (2)			3.60%			3.73%
NET INTEREST MARGIN (3)			3.78%			3.94%
SUPPLEMENTAL INFORMATION:
Total Deposits, including Demand Deposits	$3,917,864	$8,045		$3,613,491	$10,447
Cost of Total Deposits			0.27%			0.39%
Total Funding Liabilities, including Demand Deposits	$4,429,673	$17,458		$4,186,233	$22,144
Cost of Total Funding Liabilities			0.53%			0.71%

(1)	The total amount of adjustment to present interest income and yield on a fully tax-equivalent basis is $827,000 and $1.0 million for the nine months ended September 30, 2012 and 2011, respectively.

(2)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(3)	Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.

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

Table 16—Volume Rate Analysis

	Three Months Ended September 30, 2012 Compared To 2011			Nine Months Ended September 30, 2012 Compared To 2011
	Change Due to Rate (1)	Change Due to Volume	Total Change	Change Due to Rate (1)	Change Due to Volume	Total Change

INCOME ON INTEREST-EARNING ASSETS
INTEREST EARNING DEPOSITS, FEDERAL FUNDS SOLD AND SHORT TERM INVESTMENTS	$—	$(15)	$(15)	$—	$5	$5
SECURITIES:
Trading Assets	—	(72)	(72)	(7)	(161)	(168)
Taxable Securities	(743)	(118)	(861)	(2,083)	(590)	(2,673)
Nontaxable Securities (2)	3	(102)	(99)	7	(370)	(363)
TOTAL SECURITIES			(1,032)			(3,204)
LOANS HELD FOR SALE	(63)	202	139	(78)	314	236
LOANS:
Commercial and Industrial	(242)	849	607	(906)	2,597	1,691
Commercial Real Estate	(1,888)	1,565	(323)	(5,752)	4,323	(1,429)
Commercial Construction	(176)	376	200	(408)	836	428
Small Business	(31)	11	(20)	(77)	(4)	(81)
TOTAL COMMERCIAL			464			609
Residential Real Estate	(102)	(753)	(855)	(542)	(2,146)	(2,688)
Residential Construction	(21)	52	31	(43)	266	223
Home Equity	(281)	1,414	1,133	(530)	3,720	3,190
TOTAL CONSUMER REAL ESATE			309			725
TOTAL OTHER CONSUMER	78	(387)	(309)	165	(1,302)	(1,137)
TOTAL LOANS (2)(3)			464			197
TOTAL INCOME OF INTEREST-EARNING ASSETS			(444)			(2,766)
EXPENSE OF INTEREST-BEARING LIABILITIES
DEPOSITS:
Savings and Interest Checking Accounts	(205)	$73	(132)	(583)	$225	(358)
Money Market	(230)	82	(148)	(705)	218	(487)
Time Certificates of Deposits	(455)	(65)	(520)	(1,241)	(316)	(1,557)
TOTAL INTEREST BEARING DEPOSITS			(800)			(2,402)
BORROWINGS:
Federal Home Loan Bank and Other Borrowings	(107)	(452)	(559)	(120)	(1,469)	(1,589)
Wholesale Repurchase Agreements	(120)	—	(120)	(585)	—	(585)
Customer Repurchase Agreements	(80)	9	(71)	(198)	54	(144)
Junior Subordinated Debentures	6	—	6	28	—	28
Subordinated Debt	—	—	—	6	—	6
TOTAL BORROWINGS			(744)			(2,284)
TOTAL EXPENSE OF INTEREST-BEARING LIABILITIES			(1,544)			(4,686)
CHANGE IN NET INTEREST INCOME			$1,100			$1,920

(1)
The changes for each category of interest income and expense are divided between the portion of change attributable to the variance in volume and the portion of the change attributable to the variances in rate for that category. The unallocated change in rate or volume variance has been allocated to the rate variances.

(2)
The total amount of adjustment to present interest income and yield on a fully tax-equivalent basis is $268,000 and $332,000 for the three months ended September 30, 2012 and 2011, respectively, and $827,000 and $1.0 million for the nine months ended September 30, 2012 and 2011, respectively.

(3)	Loans include portfolio loans and nonaccrual loans, however unpaid interest on nonaccrual loans has not been included for purposes of determining interest income.
Provision For Loan Losses The provision for loan losses represents the charge to expense that is required to maintain an adequate level of allowance for loan losses. The provision for loan losses totaled $3.6 million and $13.7 million for the three and nine months ended September 30, 2012, compared with $2.0 million and $7.7 million for the comparable year-ago periods. The Company’s allowance for loan losses, as a percentage of total loans, was 1.23% at September 30, 2012, as compared to 1.27% at December 31, 2011 and at September 30, 2011. For the three and nine months ended September 30, 2012, net loan charge-offs totaled $2.3 million and $12.2 million, an increase of $904,000 and $5.6 million from the year ago comparative periods. The increase in net charge-offs for the nine months ending September 30, 2012 was driven by a customer fraud, resulting in a $4.0 million charge-off during the second quarter of 2012.
The increase in the amount of the provision for loan losses is the result of shifts in the composition of loan portfolio mix, as certain portfolios require different levels of allowance allocation based upon the risks associated with each portfolio, and portfolio growth of outstanding balances.
Although the national economic environment remains challenging, regional and local general economic conditions continued to show gradual improvement through the third quarter of 2012, as measured in terms of employment levels, statewide economic activity, and other regional economic indicators. Local residential real estate market fundamentals improved during the third quarter, characterized by a higher level of home sales compared to the same period in 2011, lower inventory levels, stabilizing median sales prices, and lower foreclosure levels. Regional commercial real estate market conditions were mixed, with some areas experiencing continued improvement, and others still exhibiting weaker fundamentals. Leading economic indicators signal continued, slow economic improvement through the end of 2012, however many downside risks still exist.
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

Noninterest Income The following table sets forth information regarding noninterest income for the periods shown:
Table 17—Noninterest Income

	Three Months Ended September 30,		Change
	2012	2011	Amount	%
	(Dollars In Thousands)
SERVICE CHARGES ON DEPOSIT ACCOUNTS	$3,959	$4,223	$(264)	(6.25)%
INTERCHANGE AND ATM FEES	2,422	2,005	417	20.80%
INVESTMENT MANAGEMENT	3,723	3,491	232	6.65%
MORTGAGE BANKING	1,445	907	538	59.32%
INCREASE IN CASH SURRENDER VALUE OF LIFE INSURANCE POLICIES	757	757	—	—%
PROCEEDS FROM LIFE INSURANCE POLICIES	1,307	—	1,307	100.00%
LOAN LEVEL DERIVATIVE INCOME	1,047	295	752	254.92%
GROSS CHANGE ON WRITE-DOWN OF CERTAIN INVESTMENTS TO FAIR VALUE	403	(318)	721	(226.73)%
LESS: NON-CREDIT RELATED OTHER-THAN-TEMPORARY IMPAIRMENT	(403)	290	(693)	(238.97)%
NET LOSS ON WRITE-DOWN OF CERTAIN INVESTMENTS TO FAIR VALUE	—	(28)	28	(100.00)%
OTHER NONINTEREST INCOME	1,448	665	783	117.74%
TOTAL	$16,108	$12,315	$3,793	30.80%
Noninterest income amounted to $16.1 million during the three months ended September 30, 2012, a $3.8 million, or 30.8%, increase from the same period in the prior year. The primary reasons for the variances in the noninterest income category shown in the preceding table are noted below:
Service charges on deposit accounts decreased by 264,000, or 6.3%, during the three months ended September 30, 2012 mainly due to decreased overdraft fees.
Interchange and ATM fees increased by $417,000 or 20.8%, during the three months ended September 30, 2012, driven by strong debit card income growth related to successful sales and marketing programs.
Investment management revenue increased by $232,000, or 6.6%, during the three months ended September 30, 2012, as compared to the same period in the prior year. This increase is mainly due to increases in assets under administration, which were $2.1 billion at September 30, 2012 an increase of $567.8 million, or 36.4%, as compared to the same period in the prior year. The increase is due to the general increases in the stock market in these comparable periods and additional asset flows from new and existing clients.
Mortgage banking increased by $538,000, or 59.3%, during the three months ended September 30, 2012, due to increased volume driven by mortgage refinancing.
The Company received net proceeds on life insurance policies in the amount of $1.3 million. The proceeds represent tax-exempt income to the Company.
Loan level derivative activity income increased by $752,000 during the three months ended September 30, 2012, driven by increased activity by the Company's commercial customers.
Other noninterest income increased by $783,000, due to an increase in the net unrealized gain/loss on trading assets of $549,000, an increase in checkbook fees of $97,000 and merchant processing income increase of $68,000.

The following table sets forth information regarding noninterest income for the periods shown:

Table 18—Noninterest Income

	Nine Months Ended September 30,		Change
	2012	2011	Amount	%
	(Dollars In Thousands)
SERVICE CHARGES ON DEPOSIT ACCOUNTS	$11,771	$12,374	$(603)	(4.87)%
INTERCHANGE AND ATM FEES	7,189	5,681	1,508	26.54%
INVESTMENT MANAGEMENT	11,113	10,310	803	7.79%
MORTGAGE BANKING	4,238	2,637	1,601	60.71%
INCREASE IN CASH SURRENDER VALUE OF LIFE INSURANCE POLICIES	2,211	2,323	(112)	(4.82)%
PROCEEDS FROM LIFE INSURANCE POLICIES	1,307	—	1,307	100.00%
NET GAIN/(LOSS) ON SALE OF SECURITIES AVAILABLE FOR SALE	—	723	(723)	(100.00)%
LOAN LEVEL DERIVATIVE INCOME	2,747	1,241	1,506	121.35%
GROSS CHANGE ON WRITE-DOWN OF CERTAIN INVESTMENTS TO FAIR VALUE	571	101	470	465.35%
LESS: NON-CREDIT RELATED OTHER-THAN-TEMPORARY IMPAIRMENT	(647)	(305)	(342)	112.13%
NET LOSS ON WRITE-DOWN OF CERTAIN INVESTMENTS TO FAIR VALUE	(76)	(204)	128	(62.75)%
OTHER NONINTEREST INCOME	4,500	3,301	1,199	36.32%
TOTAL	$45,000	$38,386	$6,614	17.23%
Noninterest income amounted to $45.0 million during the nine months ended September 30, 2012, a $6.6 million, or 17.2%, increase from the same period in the prior year. The primary reasons for the variances in the noninterest income category shown in the preceding table are noted below:
Service charges on deposit accounts decreased $603,000, or 4.9% due to decreased overdraft fees.
Interchange and ATM fees increased by $1.5 million, or 26.5%, during the nine months ended September 30, 2012, driven by strong debit card income growth related to successful sales and marketing programs as well as a one-time vendor rebate of $296,000.

Investment management revenue increased by $803,000, or 7.8%, during the nine months ended September 30, 2012, as compared to the same period in the prior year. The increase is due to the general increases in the stock market in these comparable periods and additional asset flows from new and existing clients.
Mortgage banking increased by $1.6 million, or 60.7%, during the nine months ended September 30, 2012, due to increased volume driven by mortgage refinancing.
The Company received net proceeds on life insurance policies in the amount of $1.3 million. The proceeds represent tax-exempt income to the Company.
Loan level derivative income increased by $1.5 million during the nine months ended September 30, 2012, driven by increased activity by the Company's commercial customers.
Other noninterest income increased by $1.2 million, or 36.3%, due to an increase in the net unrealized gain/loss on trading assets of $752,000, merchant processing income increase of $188,000, Massachusetts historical tax credits of $176,000, and an increase in checkbook fees of $155,000.

Noninterest Expense The following table sets forth information regarding non-interest expense for the periods shown:
Table 19—Noninterest Expense

	Three Months Ended September 30,		Change
	2012	2011	Amount	%
	(Dollars in Thousands)
SALARIES AND EMPLOYEE BENEFITS	$20,704	$20,568	$136	0.66%
OCCUPANCY AND EQUIPMENT EXPENSE	4,218	4,107	111	2.70%
GOODWILL IMPAIRMENT	2,227	—	2,227	100.00%
ADVERTISING	1,267	703	564	80.23%
DATA PROCESING AND FACILITIES MANAGEMENT	1,144	1,152	(8)	(0.69)%
FDIC ASSESSMENT	775	691	84	12.16%
CONSULTING EXPENSE	691	685	6	0.88%
MERGER AND ACQUISITION EXPENSES	595	—	595	100.00%
LEGAL FEES	503	580	(77)	(13.28)%
TELECOMMUNICATIONS	479	522	(43)	(8.24)%
OTHER NONINTEREST EXPENSE	7,449	6,415	1,034	16.12%
TOTAL	$40,052	$35,423	$4,629	13.07%

Noninterest expense increased by $4.6 million, or 13.1%, during the three months ended September 30, 2012, as compared to the same period in the prior year. The primary reasons for the variances in the noninterest expense category shown in the preceding table are noted below:
During the third quarter of 2012, the Company, recorded a $2.2 million goodwill impairment charge, which represented the total amount of goodwill relating to Compass. Compass is a wholly-owned subsidiary of the Bank that provides like-kind exchange services pursuant to section 1031 of the Internal Revenue Code. While Compass remains in business and continues to operate, the Company determined the goodwill associated with the Compass purchase to be impaired due in part, to the prolonged low rate environment and the Federal Reserve Bank's stated intent to maintain low rates for the foreseeable future.
Merger and acquisition expenses were $595,000 for the third quarter relating to the previously announced acquisition of Central Bancorp, Inc., which is expected to close in the fourth quarter of 2012.
Other noninterest expense increased by $1.0 million, or 16.1%, driven by increases in appraisal fees of $215,000, contract labor of $164,000, and internet banking of $118,000.

The following table sets forth information regarding non-interest expense for the periods shown:
Table 20—Noninterest Expense

	Nine Months Ended September 30,		Change
	2012	2011	Amount	%
	(Dollars in Thousands)
SALARIES AND EMPLOYEE BENEFITS	$61,915	$60,582	$1,333	2.20%
OCCUPANCY AND EQUIPMENT EXPENSE	12,752	12,946	(194)	(1.50)%
ADVERTISING	3,478	3,247	231	7.11%
DATA PROCESING AND FACILITIES MANAGEMENT	3,418	3,828	(410)	(10.71)%
FDIC ASSESSMENT	2,354	2,760	(406)	(14.71)%
GOODWILL IMPAIRMENT	2,227	—	2,227	100.00%
CONSULTING EXPENSE	1,900	1,715	185	10.79%
TELECOMMUNICATIONS	1,763	1,584	179	11.30%
LEGAL FEES	1,598	1,647	(49)	(2.98)%
MERGER AND ACQUISITION EXPENSES	1,267	—	1,267	100.00%
OTHER NONINTEREST EXPENSE	21,738	20,451	1,287	6.29%
TOTAL	$114,410	$108,760	$5,650	5.19%
Noninterest expense increased by $5.7 million, or 5.2%, during the nine months ended September 30, 2012, as compared to the same period in the prior year. The primary reasons for the variances in the noninterest expense category shown in the preceding table are noted below:
Salaries and employee benefits increased by $1.3 million, or 2.2%, during the nine months ended September 30, 2012, as compared to the same period in 2011, with the increase attributable to salary merit increases and increased equity compensation offset by a decrease in incentive plan accruals.
Data processing and facilities management expense decreased by $410,000, or 10.7%, during the nine months ended September 30, 2012, due primarily to a change to a lower cost service provider.
Merger and acquisition expenses were $1.3 million for the first nine months of 2012 relating to the previously announced acquisition of Central Bancorp, Inc., which is expected to close in the fourth quarter of 2012.
FDIC Assessment decreased by $406,000 or 14.7%, during the nine months ended September 30, 2012, due to a lower assessment rate that became effective during the second quarter of 2011.
During the third quarter of 2012, the Company, recorded a $2.2 million goodwill impairment charge, which represented the total amount of goodwill relating to Compass. Compass is a wholly-owned subsidiary of the Bank that provides like-kind exchange services pursuant to section 1031 of the Internal Revenue Code. While Compass remains in business and continues to operate, the Company determined the goodwill associated with the Compass purchase to be impaired due in part, to the prolonged low rate environment and the Federal Reserve Bank's stated intent to maintain low rates for the foreseeable future.
Other noninterest expense increased, by $1.3 million, or 6.3%, during the nine months ended September 30, 2012, primarily due to increases in contract labor of $396,000, internet banking of $246,000, debit card expense of $245,000, and ATM expense of $149,000.

Income Taxes The tax effect of all income and expense transactions is recognized by the Company in each year’s consolidated statements of income, regardless of the year in which the transactions are reported for income tax purposes. The following table sets forth information regarding the Company’s tax provision and applicable tax rates for the periods indicated:
Table 21—Tax Provision and Applicable Tax Rates

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in Thousands)		(Dollars in Thousands)
COMBINED FEDERAL AND STATE INCOME TAX PROVISIONS	$3,687	$4,607	$11,546	$12,900
EFFECTIVE INCOME TAX RATES	24.12%	27.81%	26.12%	27.35%
BLENDED FEDERAL AND STATE STATUTORY TAX RATE	40.85%	41.18%	40.85%	41.18%
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

As of September 30, 2012, the Company has been awarded a total of $191.0 million in tax credit allocation authority under the federal New Markets Tax Credit Program. Tax credits are eligible to be recognized over a seven year period totaling 39.0% of the total award, as capital is invested into a subsidiary which will lend to qualifying businesses in low income communities. The Company anticipates investing $145.0 million by the end of 2012 and, accordingly, recognizing tax credits totaling $56.6 million. The total amount awarded to the Company will result in aggregate tax credits totaling $74.5 million. The following table details the tax credit recognition by year associated with this program:
Table 22—New Markets Tax Credit Recognition Schedule

Investment			2004 - 2011	2012	2013	2014	2015	2016	2017	2018	Total Credits
						(Dollars in Thousands)
2004	$15.0 M		$5,850	$—	$—	$—	$—	$—	$—	$—	$5,850
2005	15.0 M		5,850	—	—	—	—	—	—	—	5,850
2007	38.2 M		10,314	2,292	2,292	—	—	—	—	—	14,898
2008	6.8 M		1,428	408	408	408	—	—	—	—	2,652
2009	10.0 M		1,500	600	600	600	600	—	—	—	3,900
2010	40.0 M		4,000	2,000	2,400	2,400	2,400	2,400	—	—	15,600
2012	20.0 M	(1)	—	1,000	1,000	1,000	1,200	1,200	1,200	1,200	7,800
TOTAL	$145.0 M		$28,942	$6,300	$6,700	$4,408	$4,200	$3,600	$1,200	$1,200	$56,550

(1)	The Company anticipated $20 million of investment during 2012, which would leave an additional $46 million related to these awards to be invested into a subsidiary in the future.
Deferred tax assets generally represent items that can be used as a tax deduction or credit in future income tax returns, for which a financial statement tax benefit has already been recognized. The realization of the net deferred tax asset generally depends upon future levels of taxable income and the existence of prior years’ taxable income to which “carry-back” refund claims could be made. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. The effect of a change in enacted tax rates on the deferred tax assets is recognized in income in the period that includes the enactment date. The Company had no recorded tax valuation allowance as of September 30, 2012 and 2011.
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
Operations Risk Operations risk is the risk of loss due to human behavior, inadequate or failed internal systems and controls, and external influences such as market conditions, fraudulent activities, disasters and security risks. The Company continuously strives to strengthen its system of internal controls, operating processes and employee awareness. The Bank has an Operations Risk Management Committee that meets monthly and reports to the Board quarterly or more frequently, if events occur that warrant reporting to the Board more frequently. The Committee is chaired by the Chief Technology and Operations Officer and members of the Committee include representatives from Audit, Finance, Technology, Compliance, Information Security and periodic attendance from business units throughout the organization. An operations risk management dashboard is update quarterly and reviewed with the Board.
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

The Company’s policy on interest rate risk simulation specifies that if interest rates were to shift gradually up or down 200 basis points, estimated net interest income for the subsequent 12 months should decline by less than 6.0%. Given the unusually low rate environment at September 30, 2012 and 2011, the Company also assumed a 100 basis point decline in interest rates, for certain points of the yield curve, in addition to the normal 200 basis point increase in rates. The Company also reviews numerous other scenarios, such as the 500 basis point increasing rate scenario. This scenario assumes a flattening yield curve where short-term rates move up by 500 basis points while longer term rates increase less dramatically. The following table sets forth the estimated effects on the Company’s net interest income over a 12-month period following the indicated dates in the event of the designated increases or decreases in market interest rates:
Table 23—Interest Rate Sensitivity

	September 30,
	2012	2011
200 BASIS POINT RATE INCREASE	3.1%	2.6%
100 BASIS POINT RATE DECREASE	0.3%	0.1%
500 BASIS POINT RATE INCREASE FLATTENING CURVE	4.0%	3.3%
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
The Company’s policy on interest rate risk simulation specifies that estimated net interest income for the subsequent 12 months for all simulations should decline by less than 10.0%. The Company was well within policy limits at September 30, 2012 and 2011. The most significant factors affecting the market risk exposure of the Company’s net interest income during 2012 and 2011were (i) the shape of the U.S. Government securities and interest rate swap yield curve, (ii) the level of U.S. prime interest rate and LIBOR rates, and (iii) the level of interest rates being offered on long-term fixed rate loans.
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
The Company actively manages its liquidity position under the direction of the Asset/ Liability Committee (ALCO). The Company’s primary measure of liquidity is the Basic Surplus/Deficit as a percentage of assets. This ratio, which is an analysis of the relationship between liquid assets and short-term liabilities relative to total assets, was within policy limits at September 30, 2012. The Basic Surplus measure is affected primarily by changes in deposits, securities and short-term investments, loans and borrowings. An increase in deposits, without a corresponding increase in nonliquid assets, will improve the Basic Surplus measure, whereas, an increase in loans, with no increase in deposits, will decrease the measure. Other factors affecting the Basic Surplus measure include collateral requirements at the FHLB, changes in the securities portfolio, and the mix of deposits.
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

The table below shows current and unused liquidity capacity from various sources as of the dated indicated:
Table 24—Sources of Liquidity

	September 30, 2012			December 31, 2011
	Outstanding	Additional Borrowing Capacity		Outstanding	Additional Borrowing Capacity
	(Dollars in Thousands)
FEDERAL HOME LOAN BANK OF BOSTON	$189,464	$581,334		$229,701	$526,556
FEDERAL RESERVE BANK OF BOSTON	—	911,501		—	618,787
UNPLEDGED SECURITIES	—	128,887		—	83,791
WHOLESALE REPURCHASE AGREEMENTS	50,000	—	(1)	50,000	—	(1)
CUSTOMER REPURCHASE AGREEMENTS	158,578	—	(1)	166,128	—	(1)
JUNIOR SUBORDINATED DEBENTURES	61,857	—	(1)	61,857	—	(1)
SUBORDINATED DEBT	30,000	—	(1)	30,000	—	(1)
BROKERED DEPOSITS(2)	110,004	—	(1)	78,965	—	(1)
	$599,903	1,621,722		$616,651	$1,229,134

(1)	The additional borrowing capacity has not been assessed for these categories.

(2)
Inclusive of $81.3 million and $55.2 million of brokered deposits acquired through participation in the Certificate of Deposit Account Registry Service program as of September 30, 2012 and December 31, 2011, respectively.

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
Off-Balance Sheet Arrangements There have been no material changes in off-balance sheet financial instruments during the three months ended September 30, 2012. Please refer to the 2011 Form 10-K for a complete table of contractual obligations, commitments, contingencies and off-balance sheet financial instruments. Subsequent to September 30, 2012, the Company entered into a committed revolving line of credit with PNC Bank, National Association, in which it may make advances at any time, not exceeding $20.0 million.
Contractual Obligations, Commitments, and Contingencies There have been no material changes in contractual obligations, commitments, or contingencies during the three months ended September 30, 2012. Please refer to the 2011 Form 10-K for a complete table of contractual obligations, commitments, contingencies, and off-balance sheet financial instruments.

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
Changes in Internal Controls over Financial Reporting. There were no changes in our internal control over financial reporting that occurred through the third quarter of 2012 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

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
(b) Not applicable.
(c) The following table sets forth information regarding the Company’s repurchases of its common stock during the three months ended September 30, 2012:

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plan or Program
PERIOD:
July 1 to July 31, 2012	—	—	—	—
August 1 to August 31, 2012	44,094	29.26	—	—
September 1 to September 30, 2012	655	30.99	—	—
TOTAL	44,749		—

(1)	Shares repurchased relate to the surrendering of mature shares for the exercise and/or vesting of stock compensation grants.

(2)	The Company does not currently have a stock repurchase program or plan in place.

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

10.10
Independent Bank Corp. entered into a revolving credit facility with PNC Bank NA alowing the Company to borrow, repay and reborrow up to $20 million on or prior to October 18, 2013. The letter agreement is incorporated by reference to Form 8-K filed on October 25, 2012.

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

10.18	Independent Bank Corp. 2010 Nonemployee Director Stock Plan, incorporated by reference to Form 8-K filed May 24, 2010.
10.19	Independent Bank Corp. 2010 Stock Option Agreement for Nonemployee Director, incorporated by reference to Form 8-K filed May 24, 2010.
10.2	Independent Bank Corp. 2010 Restricted Stock Agreement for Nonemployee Director, incorporated by reference to Form 8-K filed May 24, 2010.
10.21
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
INDEPENDENT BANK CORP.
(registrant)

Date: November 6, 2012	/s/ Christopher Oddleifson
Christopher Oddleifson President and Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2012	/s/ Denis K. Sheahan
Denis K. Sheahan Chief Financial Officer (Principal Financial Officer)
INDEPENDENT BANK CORP.
(registrant)