Form 10-K
period 2012-12-31
INDEPENDENT BANK CORP
filed 2013-03-12
CIK 776901

United States Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐        No  ☒
The aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock on June 30, 2012, was approximately $585,587,884.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. February 28, 2013             22,776,461
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
Portions of the Registrant’s definitive proxy statement for its 2013 Annual Meeting of Stockholders are incorporated into Part III, Items 10-13 of this Form 10-K.

INDEPENDENT BANK CORP.
2012 ANNUAL REPORT ON FORM 10-K

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

•
a further deterioration of the credit rating for U.S. long-term sovereign debt could adversely impact the Company. Although the 2011 downgrade by Standard and Poor’s of U.S. long-term sovereign debt did not directly impact the financial position of the Company, an inability by the federal government to raise the U.S. debt limit or otherwise could result in further downgrades which in turn could cause a re-evaluation of the ‘risk-free’ rate used in many accounting models, other-than-temporary-impairment of securities and/or impairment of goodwill and other intangibles;

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

PART I.

ITEM 1. BUSINESS

General
Independent Bank Corp. (the “Company”) is a state chartered, federally registered bank holding company headquartered in Rockland, Massachusetts that was incorporated under Massachusetts law in 1985. The Company is the sole stockholder of Rockland Trust Company (“Rockland” or the “Bank”), a Massachusetts trust company chartered in 1907. Rockland is a community-oriented commercial bank. The community banking business is the Company’s only reportable operating segment. The community banking business is managed as a single strategic unit and derives its revenues from a wide range of banking services, including lending activities, acceptance of demand, savings, and time deposits, and investment management. At December 31, 2012, the Company had total assets of $5.8 billion, total deposits of $4.5 billion, stockholders’ equity of $529.3 million, and 998 full-time equivalent employees.

On November 9, 2012 the Company completed the acquisition of Central Bancorp, Inc. (“Central”), the parent of Central Co-operative Bank a/k/a Central Bank (“Central Bank”). Of the shares of Central common stock outstanding immediately prior to the merger, sixty percent (60%) were converted into shares of the Company's common stock and the remaining forty percent (40%) were converted into the right to receive $32.00 in cash, without interest. The transaction qualified as a tax-free reorganization for federal income tax purposes. See Note 2 "Acquisition" to the Consolidated Financial Statements included in Item 8 hereof for a further discussion of the acquisition.
As of December 31, 2012, the Bank had the following corporate subsidiaries, all of which were wholly-owned by the Bank and included in the Company’s consolidated financial statements:

•
Five Massachusetts security corporations, namely Rockland Borrowing Collateral Securities Corp., Rockland Deposit Collateral Securities Corp., Taunton Avenue Securities Corp., and former Central subsidiaries Central Securities Corporation and Central Securities Corporation II. The security corporation subsidiaries were formed to hold securities, industrial development bonds, and other qualifying assets. As of December 31, 2012 the Bank had also formed Goddard Ave Securities Corp. but had not yet received approval of its security corporation qualification. The Bank subsequently received this approval to qualify as a Massachusetts security corporation in 2013;

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

•	Compass Exchange Advisors LLC which provides like-kind exchange services pursuant to section 1031 of the Internal Revenue Code;

•	Bright Rock Capital Management LLC, which was established to act as a registered investment advisor under the Investment Advisors Act of 1940; and,

•	Rockland Trust Phoenix LLC and Metro Real Estate Holdings, LLC, (a former Central Bank subsidiary) which were formed for the purpose of holding, maintaining, and disposing of foreclosed properties.

The Company is currently the sponsor of Independent Capital Trust V (“Trust V”), a Delaware statutory trust, Slade's Ferry Statutory Trust I (“Slade's Ferry Trust I”), a Connecticut statutory trust, Central Bancorp Capital Trust I (“Central Trust I”), a Delaware statutory trust, and Central Bancorp Statutory Trust II (“Central Trust II”), a Connecticut statutory trust, each of which was formed to issue trust preferred securities. Trust V, Slade's Ferry Trust I, Central Trust I, and Central Trust II are not included in the Company's consolidated financial statements in accordance with the requirements of the consolidation topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).

Periodically, Compass Exchange Advisors LLC, a wholly-owned subsidiary of the Bank, acts as an Exchange Accommodation Titleholder (“EAT”) in connection with customers' like-kind exchanges under Section 1031 of the Internal Revenue Code. When Compass Exchange Advisors LLC provides EAT services, it establishes an EAT entity to hold title to property for its clients for up to 180 days in accordance with Internal Revenue Service guidelines. EAT entities are considered the property owner solely for federal income tax purposes, and in no other instances, in order to facilitate a client's like kind exchange. A typical EAT entity is a Massachusetts corporation capitalized with $500, whose directors are all Rockland Trust officers and which has Rockland Trust as its sole shareholder. The EAT entity owns all of the membership interest in a LLC which holds title to the property and is managed by the client. All financial benefits and burdens of property ownership are borne by the client. EAT entities are therefore not consolidated onto Rockland Trust's balance sheet in accordance with Generally Accepted Accounting Principles.

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
The Bank’s market area is attractive and entry into the market by financial institutions previously not competing in the market area may continue to occur which could impact the Bank’s growth or profitability. The Bank’s market area is generally comprised of Eastern Massachusetts, including Cape Cod, and Rhode Island.

Lending Activities
The Bank’s gross loan portfolio (loans before allowance for loan losses) amounted to $4.5 billion on December 31, 2012, or 78.5% of total assets. The Bank classifies loans as commercial, consumer real estate, or other consumer. Commercial loans consist of commercial and industrial loans, asset-based loans, commercial real estate, commercial construction, and small business loans. Commercial and industrial loans generally consist of loans with credit needs in excess of $250,000 and revenue in excess of $2.5 million, for working capital and other business-related purposes and floor plan financing. Asset-based loans consist primarily of revolving lines of credit but also include term loans secured by owner occupied commercial real estate and machinery and equipment. All loans are fully secured with an all asset lien, and collateral for revolving lines of credit consists of accounts receivable and inventory. Revolving lines of credit are structured as committed lines with terms of three to five years. All of these revolving lines of credit have variable rates of interest. Commercial real estate loans are comprised of commercial mortgages, including mortgages for construction purposes that are secured by nonresidential properties, multifamily properties, or one-to-four family rental properties. Small business loans, including real estate loans, generally consist of loans to businesses with commercial credit needs of less than or equal to $250,000 and revenues of less than $2.5 million. Consumer real estate consists of residential mortgages and home equity loans and lines that are secured primarily by owner-occupied residences and mortgages for the construction of residential properties. Other consumer loans are mainly personal loans and automobile loans.
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
Other Real Estate Owned (“OREO”) includes real estate properties, which have served as collateral to secure loans, that are controlled or owned by the Bank. In order to facilitate the disposition of OREO, the Bank may finance the purchase of such properties at market rates if the borrower qualifies under the Bank’s standard underwriting guidelines. The Bank had twenty-nine properties held as OREO at December 31, 2012 with a balance of $12.0 million.
Origination of Loans    Commercial and industrial, asset-based, commercial real estate, and construction loan applications are obtained through existing customers, solicitation by Bank personnel, referrals from current or past customers, or walk-in customers. Small business loan applications are typically originated by the Bank’s retail staff, through a dedicated team of business officers, by referrals from other areas of the Bank, referrals from current or past customers, or through walk-in customers. Residential real estate loan applications primarily result from referrals by real estate brokers, homebuilders, and existing or walk-in customers. Mortgage loan officers provide convenient origination services during banking and nonbanking hours. Other consumer loan applications are directly obtained through existing or walk-in customers who have been made aware of the Bank’s consumer loan services through advertising, direct mail, and other media.
Loans are approved based upon a hierarchy of authority, predicated upon the size of the loan. Levels within the hierarchy of lending authorities range from individual lenders to the Executive Committee of the Board of Directors. In accordance with governing banking statutes, the Bank is permitted, with certain exceptions, to make loans and commitments to any one borrower, including related entities, in the aggregate amount of not more than 20% of the Bank’s stockholders’ equity, or $105.9 million, at December 31, 2012, which is the Bank’s legal lending limit. Notwithstanding the foregoing, the Bank has established a more restrictive limit of not more than 75% of the Bank’s legal lending limit, or $79.4 million, at December 31, 2012, which may only be exceeded with the approval of the Board of Directors. There were no borrowers whose total indebtedness in aggregate exceeded the Bank’s self-imposed restrictive limit. The Bank’s largest relationship as of December 31, 2012 consisted of forty-four loans which aggregate to $57.3 million in exposure.
Sale of Loans    The Bank’s residential mortgage loans are generally originated in compliance with terms, conditions and documentation which permit the sale of such loans to investors, such as the Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“Fannie Mae”), the Government National Mortgage Association (“GNMA”), and other investors in the secondary market. Loan sales in the secondary market provide funds for additional lending and other banking activities. The Bank sells the servicing on a majority of the sold loans for a servicing released premium, simultaneous with the sale of the loan. For the remainder of the sold loans for which the Company retains the servicing, a mortgage servicing rights asset is recognized. As part of its asset/liability management strategy, the Bank may retain a portion of the adjustable rate and fixed rate residential real estate loan originations for its portfolio. During 2012, the Bank originated $420.3 million in residential real estate loans of which $47.2 million were retained in its portfolio, and comprised primarily of thirty year fixed loans.
Loan Portfolio    The following table shows the balance of the loans, the percentage of the gross loan portfolio, and the percentage of total interest income that the loans generated, by category, for the fiscal years indicated:

	As of	% of Total Loans	% of Total Interest Income Generated For the Years Ended December 31,
	December 31, 2012		2012	2011	2010
	(Dollars in thousands)
Commercial	$3,077,026	68.1%	65.8%	64.3%	61.8%
Consumer Real Estate	1,415,030	31.3%	23.7%	22.7%	22.2%
Other Consumer	26,955	0.6%	1.4%	2.1%	3.4%
TOTAL	$4,519,011	100.0%	90.9%	89.1%	87.4%
Commercial Loans    Commercial loans consist of commercial and industrial loans, asset-based loans, commercial real estate loans, commercial construction loans and small business loans. The Bank offers secured and unsecured commercial loans for business purposes. Commercial loans may be structured as term loans or as revolving or nonrevolving lines of credit including overdraft protection, credit cards, automatic clearinghouse (“ACH”) exposure, owner and nonowner-occupied commercial mortgages as well as issuing standby letters of credit.

The following pie chart shows the diversification of the commercial and industrial portfolio as of December 31, 2012:

Select Statistics Regarding the Commercial and Industrial Portfolio
(Dollars in thousands)
Average Loan Size	$200
Largest Individual C&I Loan	$15,329
C&I Nonperforming Loans/C&I Loans	0.39%
Commercial term loans generally have a repayment schedule of five years or less and, although the Bank occasionally originates some commercial term loans with interest rates which float in accordance with a designated index rate, the majority of commercial term loans have fixed rates of interest and are collateralized by equipment, machinery or other corporate assets. In addition, the Bank generally obtains personal guarantees from the principals of the borrower for virtually all of its commercial loans. At December 31, 2012, there were $263.4 million of term loans in the commercial loan portfolio.
Collateral for commercial revolving lines of credit may consist of accounts receivable, inventory or both, as well as other business assets. Commercial revolving lines of credit generally are reviewed on an annual basis and usually require substantial repayment of principal during the course of a year. The vast majority of these revolving lines of credit have variable rates of interest. At December 31, 2012, there were $424.1 million of revolving lines of credit in the commercial loan portfolio.
Included in the commercial and industrial portfolio are automobile and, to a lesser extent, boat, recreational vehicle, and other vehicle floor plan financing. Floor plan loans are secured by the automobiles, boats, or other vehicles, which constitute the dealer’s inventory. Upon the sale of a floor plan unit, the proceeds of the sale are applied to reduce the loan balance. In the event a unit financed under a floor plan line of credit remains in the dealer’s inventory for an extended period, the Bank requires the dealer to pay-down the outstanding balance associated with such unit. Contractors hired by the Bank make unannounced periodic inspections of each dealer to review the condition of the underlying collateral and ensure that each unit that the Company has financed is accounted for. At December 31, 2012, there were $59.3 million in floor plan loans, all of which have variable rates of interest.
Small business lending caters to all of the banking needs of businesses with commercial credit requirements and revenues typically less than or equal to $250,000 and $2.5 million, respectively, and uses partially automated loan underwriting capabilities.
The Company makes use of the Bank’s authority as a preferred lender with the U.S. Small Business Administration (“SBA”). At December 31, 2012, there were $24.8 million of SBA guaranteed loans in the commercial portfolio and $4.0 million of SBA guaranteed loans in the small business loan portfolio.
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
The following pie chart shows the diversification of the commercial real estate portfolio as of December 31, 2012:

Select Statistics Regarding the Commercial Real Estate Portfolio
(Dollars in thousands)
Average Loan Size	$699
Largest Individual CRE mortgage	$18,000
CRE Nonperforming Loans/CRE Loans	0.29%
Owner Occupied CRE Loans/CRE Loans	18.1%
Although terms vary, commercial real estate loans typically are underwritten with maturities of five to ten years. These loans may have amortization periods of 20 to 25 years, with interest rates that float in accordance with a designated index or that are fixed during the origination process. For loans with terms greater than five years, interest rates may be fixed for no longer than five years and are reset typically on the fifth anniversary of the loan. It is the Bank’s policy to obtain personal guarantees from the principals of the borrower on commercial real estate loans and to obtain financial statements at least annually from all actively managed commercial and multi-family borrowers.
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
Additionally, included in the commercial real estate portfolio are industrial developmental bonds. The Bank owns certain bonds issued by various state agencies, municipalities and nonprofit organizations that it categorizes as loans. This categorization is made on the basis that another entity (i.e. the Bank’s customer), not the issuing agency, is responsible for the payment to the Bank of the principal and interest on the debt. Furthermore, credit underwriting is based solely on the credit of the customer (and guarantors, if any), the banking relationship is with the customer and not the agency, there is no active secondary market for the bonds, and the bonds are not available for sale, but are intended to be held by the bank until maturity. Therefore, the Bank believes that such bonds are more appropriately characterized as loans, rather than securities. At December 31, 2012 the balance of industrial development bonds was $38.5 million.

Construction loans are intended to finance the construction of residential and commercial properties, including loans for the acquisition and development of land or rehabilitation of existing properties. Nonpermanent construction loans generally have terms of at least six months, but not more than two years. They usually do not provide for amortization of the loan balance during the construction term. The majority of the Bank’s commercial construction loans have floating rates of interest based upon the Rockland Base Rate or the Prime or London Interbank Offered Rate (“LIBOR”) which are published daily.
Construction loans are generally considered to present a higher degree of risk than permanent real estate loans and may be affected by a variety of factors, such as adverse changes in interest rates and the borrower’s ability to control costs and adhere to time schedules. Other construction-related risks may include market risk, that is, the risk that “for-sale” or “for-lease” units may or may not be absorbed by the market within a developer’s anticipated time-frame or at a developer’s anticipated price. When the Company enters into a loan agreement with a borrower on a construction loan, an interest reserve may be included in the amount of the loan commitment to the borrower and it allows the lender to periodically advance loan funds to pay interest charges on the outstanding balance of the loan. The interest may be capitalized and added to the loan balance. Management actively tracks and monitors these accounts. At December 31, 2012 the amount of interest reserves relating to construction loans was approximately $4.9 million.
Consumer Real Estate Loans    The Bank’s consumer real estate loans consist of loans and lines secured by one-to-four family residential properties.
The Bank originates both fixed-rate and adjustable-rate residential real estate loans. The Bank will lend up to 97% of the lesser of the appraised value of the residential property securing the loan or the purchase price, and generally requires borrowers to obtain private mortgage insurance when the amount of the loan exceeds 80% of the value of the property. In certain instances for loans that qualify for the Fannie Mae Home Affordable Refinance Initiative and other similar programs, the Bank will lend up to 125% of the appraised value of the residential property, and such loans are then subsequently sold by the Bank. The rates of these loans are typically competitive with market rates. The Bank’s residential real estate loans are generally originated only under terms, conditions and documentation which permit sale in the secondary market. The Bank generally requires title insurance protecting the priority of its mortgage lien, as well as fire, extended coverage casualty and flood insurance, when necessary, in order to protect the properties securing its residential and other real estate loans. Independent appraisers appraise properties securing all of the Bank’s first mortgage real estate loans, as required by regulatory standards.
The Bank’s residential construction lending is related to single-home residential development within the Bank’s market area and the portfolio amounted to $8.2 million at December 31, 2012. The Bank typically has focused its construction lending on relatively small projects and has developed and maintains relationships with developers and operative homebuilders within the Bank’s geographic footprint.
Home equity loans and lines may be made as a fixed rate term loan or under a variable rate revolving line of credit secured by a first or second mortgage on the borrower’s residence or second home. At December 31, 2012, 60.7% of the home equity portfolio was in first lien position and 39.3% of the portfolio was in second lien position. At December 31, 2012, $365.1 million, or 45.5%, of the home equity portfolio were term loans and $437.0 million, or 54.5%, of the home equity portfolio was comprised of revolving lines of credit. The Bank will typically originate home equity loans and lines in an amount up to 80% of the appraised value or on-line valuation, reduced for any loans outstanding which are secured by such collateral. Home equity loans and lines are underwritten in accordance with the Bank’s loan policy, which includes a combination of credit score, loan-to-value (“LTV”) ratio, employment history and debt-to-income ratio.
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

Investment Activities
The Bank’s securities portfolio consists of U.S. Treasury securities, U.S. Government agency securities, agency mortgage-backed securities, agency collateralized mortgage obligations, private mortgage-backed securities, state, county, and municipal securities, single issuer trust preferred securities issued by banks, pooled trust preferred securities issued by banks and insurers, marketable securities, comprised primarily of investments in mutual funds, held for the purpose of funding supplemental executive retirement plan obligations, and marketable securities comprised of an investment in a community development affordable housing mutual fund. The majority of these securities are investment grade debt obligations with average lives of five years or less. U.S. Treasury and U.S. Government Agency securities entail a lesser degree of risk than loans made by the Bank by virtue of the guarantees that back them, require less capital under risk-based capital rules than noninsured or nonguaranteed mortgage loans, are more liquid than individual mortgage loans, and may be used to collateralize borrowings or other obligations of the Bank. The Bank views its securities portfolio as a source of income and liquidity. Interest and principal payments generated from securities provide a source of liquidity to fund loans and meet short-term cash needs. The Bank’s securities portfolio is managed in accordance with the Rockland Trust Company Investment Policy adopted by the Board of Directors. The Chief Executive Officer or the Chief Financial Officer may make investments with the approval of one additional member of the Asset/Liability Management Committee, subject to limits on the type, size and quality of all investments, which are specified in the Investment Policy. The Bank’s Asset/Liability Management Committee, or its appointee, is required to evaluate any proposed purchase from the standpoint of overall diversification of the portfolio. At December 31, 2012, the Company's securities totaled $507.6 million. Total securities generated interest and dividends of 8.5%, 10.6%, and 12.2% of total interest income for the fiscal years ended December 31, 2012, 2011, and 2010, respectively. The Company reviews its security portfolio for impairment and to ensure collection of principle and interest. If any securities are deferring interest payments, as they may be contractually entitled to do, the Company would place these securities on nonaccrual status and reverse any accrued but uncollected interest. The Company had $1.5 million of nonaccrual securities, at fair value, at December 31, 2012.

Sources of Funds
Deposits    At December 31, 2012 total deposits were $4.5 billion. Deposits obtained through the Bank’s branch banking network have traditionally been the principal source of the Bank’s funds for use in lending and for other general business purposes. The Bank has built a stable base of in-market core deposits from consumers, businesses, and municipalities. The Bank offers a range of demand deposits, interest checking, money market accounts, savings accounts, and time certificates of deposit. Interest rates on deposits are based on factors that include loan demand, deposit maturities, alternative costs of funds, and interest rates offered by competing financial institutions in the Bank’s market area. The Bank believes it has been able to attract and maintain satisfactory levels of deposits based on the level of service it provides to its customers, the convenience of its banking locations, and its interest rates, that are generally competitive with those of competing financial institutions. Additionally, the Bank has a municipal banking department that focuses on providing core depository services to local municipalities. As of December 31, 2012, municipal deposits totaled $509.9 million. Occasionally and when rates and terms are favorable, and in keeping with the Bank’s interest rate risk and liquidity strategy, the Bank will supplement its customer deposit base with brokered deposits. As of December 31, 2012 the brokered deposits totaled $96.0 million. Included in this amount are balances associated with the Bank's participation in the Certificate of Deposit Registry Service (“CDARS”) program, which allows the Bank to provide easy access to multi-million dollar Federal Deposit Insurance Corporation (“FDIC”) insurance protection on Certificate of Deposit investments for consumers, businesses and public entities. As of December 31, 2012, CDARS deposits totaled $72.2 million.
Rockland Trust’s seventy-seven branch locations are supplemented by the Bank’s internet and mobile banking services as well as automated teller machine (“ATM”) cards and debit cards which may be used to conduct various banking transactions at ATMs maintained at each of the Bank’s full-service offices and six additional remote ATM locations. The ATM cards and debit cards also allow customers access to a variety of national and international ATM networks. The Bank also has mobile banking services giving customers the ability to use a variety of mobile devices to check balances, track account activity, search transactions, and set up alerts for text or e-mail messages for changes in their account. Customers can also transfer funds between Rockland Trust accounts and identify the nearest branch or ATM directly from their phone. An additional feature to the mobile banking suite is a capability called mDeposit, which allows the Bank’s customers to deposit a check into their account directly from their mobile device.
Borrowings    As of December 31, 2012, total borrowings were $591.1 million. Borrowings consist of short-term and long-term obligations and may consist of Federal Home Loan Bank (“FHLB”) advances, federal funds purchased, assets sold under repurchase agreements, junior subordinated debentures, and other borrowings.
In 1994, Rockland became a member of the FHLB of Boston. The primary reason for FHLB membership is to gain access to a reliable source of wholesale funding, particularly term funding, as a tool to manage interest rate risk. As a member of the FHLB of Boston, the Bank is required to purchase stock in the FHLB. Accordingly, the Company had invested $41.8 million in FHLB stock as of December 31, 2012. At December 31, 2012, the Bank had $262.1 million outstanding, exclusive of fair value marks, in FHLB borrowings with initial maturities ranging from 3 months to 20 years. In addition, the Bank had $661.9 million of borrowing capacity remaining with the FHLB at December 31, 2012, inclusive of a $5.0 million line of credit.
Additionally, the Bank had an available borrowing capacity at the Federal Reserve Bank of Boston of $766.2 million, at December 31, 2012, none of which was outstanding.
The Company also has access to other forms of borrowing, such as securities repurchase agreements. In a security repurchase agreement transaction, the Bank will generally sell a security, agreeing to repurchase either the same or a substantially identical security on a specified later date, at a price greater than the original sales price. The difference in the sale price and purchase price is the cost of the proceeds, which is recorded as interest expense. The securities underlying the agreements are delivered to counterparties as security for the repurchase obligation. Since the securities are treated as collateral and the agreement does not qualify for the full transfer of effective control, the transaction does not meet the criteria to be classified as a sale and is therefore considered a secured borrowing transaction for accounting purposes. Payments on such borrowings are interest only until the scheduled repurchase date. Repurchase agreements represent a nondeposit funding source for the Bank and the Bank is subject to the risk that the purchaser may default at maturity and not return the securities underlying the agreements. In order to minimize this potential risk, the Bank either deals with established firms when entering into these transactions or with customers whose agreements stipulate that the securities underlying the agreement are not delivered to the customer and instead are held in segregated safekeeping accounts by the Bank’s safekeeping agents. At December 31, 2012, the Bank had $50.0 million and $153.4 million of repurchase agreements with investment brokerage firms and customers, respectively.
Also included in borrowings at December 31, 2012 were $74.1 million of junior subordinated debentures and $30.0 million of subordinated debt. These instruments provide long-term funding as well as regulatory capital benefits. The Company also entered into a revolving credit facility with PNC Bank, National Association during 2012. At December 31, 2012 the Company had $12.0 million outstanding associated with this line of credit. See Note 8, “Borrowings” within Notes to the Consolidated Financial Statements included in Item 8 hereof for more information regarding borrowings.

Investment Management
The Rockland Trust Investment Management Group provides investment management and trust services to individuals, institutions, small businesses, and charitable institutions throughout Eastern Massachusetts, including Cape Cod, and Rhode Island.
Accounts maintained by the Rockland Trust Investment Management Group consist of managed and nonmanaged accounts. Managed accounts are those for which the Bank is responsible for administration and investment management and/or investment advice, while nonmanaged accounts are those for which the Bank acts solely as a custodian or directed trustee. The Bank receives fees dependent upon the level and type of service(s) provided. For the year ended December 31, 2012, the Investment Management Group generated gross fee revenues of $13.3 million. Total assets under administration as of December 31, 2012, were $2.2 billion, of which $1.8 billion was related to managed accounts. Included in these amounts as of December 31, 2012 are assets under administration of $139.8 million, relating to the Company's registered investment advisor, Bright Rock Capital Management, LLC, which provides institutional quality investment management services to both institutional and high net worth clients.
The administration of trust and fiduciary accounts is monitored by the Trust Committee of the Bank’s Board of Directors. The Trust Committee has delegated administrative responsibilities to three committees, one for investments, one for administration, and one for operations, all of which are comprised of Investment Management Group officers who meet no less than quarterly.
The Bank has an agreement with LPL Financial (“LPL”) and its affiliates and their insurance subsidiary LPL Insurance Associates, Inc. to offer the sale of mutual fund shares, unit investment trust shares, general securities, fixed and variable annuities and life insurance. Registered representatives who are both employed by the Bank and licensed and contracted with LPL are onsite to offer these products to the Bank’s customer base. These same agents are also approved and appointed with the Smith Companies LTD, a division of Capitas Financial, LLC, an insurance general agent, to offer term, whole and universal life insurance, and long term care insurance. The Bank also has an agreement with Savings Bank Life Insurance of Massachusetts (“SBLI”) to enable appropriately licensed Bank employees to offer SBLI’s fixed annuities and life insurance to the Bank’s customer base. For the year ended December 31, 2012, the retail investments and insurance group generated gross fee revenues of $1.5 million.

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
Capital Requirements    The Federal Reserve has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the BHCA. The Federal Reserve’s capital adequacy guidelines which generally require bank holding companies to maintain total capital equal to 8% of total risk-weighted assets, with at least one-half of that amount consisting of Tier 1, or core capital, and up to one-half of that amount consisting of Tier 2, or supplementary capital. Tier 1 capital for bank holding companies generally consists of the sum of common stockholders’ equity and perpetual preferred stock (subject in the latter case to limitations on the kind and amount of such stocks which may be included as Tier 1 capital), less net unrealized gains and losses on available for sale securities and on cash flow hedges, post retirement adjustments recorded in accumulated other comprehensive income (“AOCI”), and goodwill and other intangible assets required to be deducted from capital. Tier 2 capital generally consists of perpetual preferred stock which is not eligible to be included as Tier 1 capital; hybrid capital instruments such as perpetual debt and mandatory convertible debt securities, and term subordinated debt and intermediate-term preferred stock; and, subject to limitations, the allowance for loan losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics, with the categories ranging from 0% (requiring no additional capital), for assets such as cash, up to 1250%, which is a dollar-for-dollar capital charge on certain assets such as securities that are not eligible for the ratings based approach. The majority of assets held by a bank holding company are risk-weighted at 100%, including certain commercial and consumer loans. Single family residential first mortgage loans which are not 90 days or more past due or nonperforming and which have been made in accordance with prudent underwriting standards are assigned a 50% level in the risk-weighting system, as are certain privately-issued mortgage-backed securities representing indirect ownership of such loans and certain multi-family housing loans. Off-balance sheet items also are adjusted to take into account certain risk characteristics.
In addition to the risk-based capital requirements, the Federal Reserve requires bank holding companies to maintain a minimum leverage capital ratio of Tier 1 capital to total assets of 3.0%. Total assets for this purpose do not include goodwill and any other intangible assets or investments that the Federal Reserve determines should be deducted from Tier 1 capital. The Federal Reserve also limits the inclusion of restricted core capital elements, which include trust preferred securities, in Tier 1 capital of bank holding companies. The inclusion of these elements is limited to an amount equal to one-third of the sum of unrestricted core capital less goodwill, net of deferred tax liabilities. Based on these limits, the Company has not had to exclude its trust preferred securities when calculating Tier 1 capital. Additionally, the Collin’s Amendment of the Dodd-Frank Act, which was enacted in 2010, includes regulation regarding the inclusion of hybrid capital instruments, which includes trust preferred securities, as regulatory capital. The Collin’s Amendment results in a three-year phase out of such instruments from inclusion in regulatory capital; however the Company’s capital position will not be impacted, as companies with less than $15 billion in assets receive grandfathered capital treatment on its trust preferred securities issued before May 19, 2010. The Federal Reserve has announced that the 3.0% Tier 1 leverage capital ratio requirement is the minimum for the top-rated bank holding companies without any supervisory, financial or operational weaknesses or deficiencies or those which are not experiencing or anticipating significant growth. Other bank holding companies are expected to maintain Tier 1 leverage capital ratios of at least 4.0% to 5.0% or more, depending on their overall condition.
The Company currently is in compliance with the above-described regulatory capital requirements. At December 31, 2012, the Company had Tier 1 capital and total capital equal to 10.36% and 12.23% of total risk-weighted adjusted assets, respectively, and Tier 1 leverage capital equal to 8.65% of total average assets. As of such date, the Bank complied with the applicable bank federal regulatory risked based capital requirements, with Tier 1 capital and total capital equal to 10.21% and 12.07% of total risk-weighted assets, respectively, and Tier 1 leverage capital equal to 8.52% of total average assets.
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

In June 2012, the U.S. federal banking agencies released for comment three Notices of Proposed Rulemaking (“NPR's”) that would implement the Basel III capital standards, along with changes required by the Dodd-Frank Act, two of which will apply to the Company and are expected to increase capital requirements along with increasing risk-weighted assets. The proposed implementation of the Basel III standards was scheduled to be phased-in beginning January 1, 2013 through 2019; however due to the overwhelming number of comments received, implementation has been delayed.

The NPR entitled “Regulatory Capital, Implementation of Basel III, Minimum Regulatory Capital Ratios, Capital Adequacy, and Transition Provisions” redefines regulatory capital, increases minimum amounts, and introduces a capital conservation buffer to be held in excess of minimum amounts. The proposal puts an emphasis on common equity and creates a new regulatory minimum capital level for common equity tier 1 (“CET1”). CET1 would include amounts previously excluded from regulatory capital, including accumulated other comprehensive income for items such as unrealized gains and losses on available for sale debt and equity securities and the unfunded/overfunded amount associated with defined benefit plans. The proposed minimum is 7% of risk-weighted assets, comprised of a minimum ratio of 4.5% plus a 2.5% capital conservation buffer. Trust preferred securities would no longer be eligible for tier 1 capital treatment and would be phased out of tier 1 and into tier 2 capital at 10% a year.

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

The regulations ultimately applicable to U.S. financial institutions may be substantially different from the Basel III final framework as published in December 2010 and the proposed rules issued in June 2012. Based on preliminary assessments of the proposed framework, management believes that the Company will continue to exceed all estimated well-capitalized regulatory requirements over the course of the proposed phase-in period.
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
*3% for institutions with a rating of one under the regulatory CAMELS or related rating system that are not anticipating or experiencing significant growth and have well-diversified risk.
A bank is considered critically undercapitalized if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. At December 31, 2012, the Company’s tangible equity ratio was 6.56%. As of December 31, 2012, the Bank was deemed a “well-capitalized institution” as defined by federal banking agencies.
Commitments to Affiliated Institutions    Under Federal Reserve policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank. This support may be required at times when the Company may not be able to provide such support. Similarly, under the cross-guarantee provisions of the Federal Deposit Insurance Act, in the event of a loss suffered or anticipated by the FDIC — either as a result of default of a banking or thrift subsidiary of a bank holding company such as the Company or related to FDIC assistance provided to a subsidiary in danger of default — the other banking subsidiaries of such bank holding company may be assessed for the FDIC’s loss, subject to certain exceptions.
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
FDIC Deposit Insurance    The Bank's deposit accounts are insured to the maximum extent permitted by law by the Deposit Insurance Fund (“DIF”) which is administered by the FDIC. The FDIC offers insurance coverage on deposits up to the federally insured limit of $250,000. At December 31, 2012 there were $1.7 billion in deposits with balances over $250,000. Additionally, during 2010, amendments to the Federal Deposit Insurance Act were enacted, providing unlimited insurance coverage for noninterest-bearing transaction accounts through December 31, 2012. The amount of these deposits that are greater than $250,000 amounted to $508.2 million at December 31, 2012. This coverage applied to all insured depository institutions and there are no separate assessments applicable on these covered accounts.

The Bank is currently assessed a deposit insurance charge from the FDIC based upon the Bank's overall assessment base multiplied by an assessment rate, determined from five established risk categories. The Bank's assessment base is defined as average consolidated total assets minus average tangible equity, adjusted for the impact of the risk category factors. During 2012, the Company expensed $3.2 million for this assessment.
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
Dodd-Frank Wall Street Reform and Consumer Protection Act    During 2010, Congress enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). This significant law affects the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. Various federal agencies are given significant discretion in drafting and implementing a broad range of new rules and regulations, and consequently, while many new rules and regulation have been adopted, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.
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
The Dodd-Frank Act also broadened the base for Federal Deposit Insurance Corporation insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and noninterest bearing transaction accounts have unlimited deposit insurance through December 31, 2012. The Company has seen a reduction in the amount of the FDIC assessment as a result of these changes in 2011.
The Dodd-Frank Act requires publicly traded companies to give stockholders a nonbinding vote on executive compensation and so-called “golden parachute” payments. The Company includes a proxy vote on executive compensation every year. The legislation also directed the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not. Additionally, pursuant to the Dodd-Frank Act, the SEC and NASDAQ have adopted rules regarding compensation committee independence and compensation consultant conflicts of interest. As currently composed, the Company's compensation committee complies with the new independence requirements.
The Dodd-Frank Act broadened the scope of derivative instruments and the Company will be subject to increased regulation of its derivative business, including margin requirements, record keeping and reporting requirements, and heightened supervision. The Company is actively monitoring regulations that are likely to impact its business operations and does not believe the regulations finalized to date will materially affect our business results.
The Dodd-Frank Act created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. Banks and savings institutions with $10 billion or less in assets will continue to be examined for compliance with consumer laws by their primary bank regulators.
In accordance with the Dodd-Frank Act, debit card and interchange fees must be reasonable and proportional to the issuer’s cost for processing the transaction. The Federal Reserve Board (“FRB”) has approved a debit card interchange regulation which caps an issuer’s base fee at $0.21 per transaction plus an additional fee computed at five basis-points of the transaction value. These standards apply to issuers that, together with their affiliates, have assets of $10 billion or more. The Company’s assets are under $10 billion and therefore it is not directly impacted by these provisions.
The Company actively reviews the provisions of the Dodd-Frank Act and assesses its probable impact on its business, financial condition, and results of operations. However, the ultimate effect of the Dodd-Frank Act on the financial services industry in general, and on the Company in particular, is uncertain at this time.
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
Employees    As of December 31, 2012, the Bank had 998 full time equivalent employees. None of the Company’s employees are represented by a labor union and management considers its relationship with employees to be good.
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
A further deterioration of the credit rating for U.S. long-term sovereign debt could adversely impact the Company.    On August 5, 2011, Standard and Poor’s downgraded the U.S. long-term sovereign debt from AAA, the highest rating, to AA+, the second highest rating. This downgrade did not directly impact the financial position or outlook for the Company, but a further downgrade as a result of an inability by the federal government to raise the U.S. debt limit or otherwise could result in a re-evaluation of the ‘risk-free’ rate used in many accounting models, other-than-temporary-impairment of securities and/or impairment of goodwill and other intangibles.
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
A significant amount of the Company’s loans are concentrated in the Bank’s geographic footprint and adverse conditions in this area could negatively impact its operations.    Substantially all of the loans the Company originates are secured by properties located in, or are made to businesses which operate in Massachusetts, and to a lesser extent Rhode Island. Because of the current concentration of the Company’s loan origination activities in its geographic footprint, in the event of adverse economic conditions, including, but not limited to, increased unemployment, downward pressure on the value of residential and commercial real estate, political or business developments, that may affect the ability of property owners and businesses to make payments of principal and interest on the underlying loans in the Bank’s geographic footprint. The Company would likely experience higher rates of loss and delinquency on its loans than if its loans were more geographically diversified, which could have an adverse effect on its results of operations or financial condition.
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
Difficult market conditions have adversely affected the industry in which the Company operates.    In recent years, dramatic declines in the housing market, with falling real estate values and increasing foreclosures, unemployment, and under-employment negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities as well as major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative and cash securities, in turn, caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. A resumption of economic pressure on consumers and lack of confidence in the financial markets could materially affect the Company’s business, financial condition and results of operations. A worsening of these conditions would likely have adverse effects on the Company and others in the financial services industry. In particular, the Company may face the following risks in connection with these events:

•	The Company could face increased regulation of its industry. Compliance with such regulation may increase its costs and limit its ability to pursue business opportunities.

•
Market developments may affect customer confidence levels and may cause increases in loan delinquencies and default rates, which the Company expects could impact its loan charge-offs and provision for loan losses.

•
Deterioration or defaults made by issuers of the underlying collateral of the Company’s investment securities may cause credit related other-than-temporary impairment charges to the Company’s income statement.

•
The Company’s ability to borrow from other financial institutions or to access the debt or equity capital markets on favorable terms or at all could be adversely affected by further disruptions in the capital markets or other events, including actions by rating agencies and deteriorating investor expectations.

•	Competition in the industry could intensify as a result of the increasing consolidation of financial services companies in connection with adverse market conditions.

•
The Company could be required to pay significantly higher FDIC premiums if market developments significantly deplete the insurance fund of the FDIC and reduce the ratio of reserves to insured deposits.

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
Impairment of goodwill and/or intangible assets could require charges to earnings, which could result in a negative impact on our results of operations.    Goodwill arises when a business is purchased for an amount greater than the net fair value of its assets. The Bank has recognized goodwill as an asset on the balance sheet in connection with several acquisitions (see Note 6 “Goodwill and Identifiable Intangible Assets” within Notes to the Consolidated Financial Statements included in Item 8 hereof). When an intangible asset is determined to have an indefinite useful life, it is not amortized, and instead is evaluated for impairment. Goodwill is subject to impairment tests annually, or more frequently if necessary, and is evaluated using a two step impairment approach. A significant and sustained decline in the Company’s stock price and market capitalization, a significant decline in the Company’s expected future cash flows, a significant adverse change in the business climate, slower growth rates or other factors could result in impairment of goodwill or other intangible assets. If the Company were to conclude that a future write-down of the goodwill or intangible assets is necessary, then the Company would record the appropriate charge to earnings, which could be materially adverse to the results of operations and financial position.
The Company may fail to successfully integrate acquired companies and realize all of the anticipated benefits of an acquisition. The ultimate success of an acquisition will depend, in part, on the ability of the Company to realize the anticipated benefits from combining the businesses of the Company with those of an acquired company. If the Company is not able to successfully combine the businesses, the anticipated benefits of a merger may not be realized fully or at all or may take longer to realize than expected. Acquisitions may also result in unforeseen integration issues or impairment of goodwill and/or other intangibles.
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None

ITEM 2.    PROPERTIES
At December 31, 2012, the Bank conducted its business from its main office located at 288 Union Street, Rockland, Massachusetts and seventy-three banking offices and three limited service branches located within Barnstable, Bristol, Middlesex, Norfolk, Plymouth and Worcester counties in Eastern Massachusetts. In addition to its main office, the Bank leased fifty-four of its branches (including the limited service branches) and owned the remaining twenty-two branches. Also, the Bank had six remote ATM locations all of which were leased.

The Bank’s executive administration offices are located in Hanover, Massachusetts while the remaining administrative and operations locations are housed in several different campuses. Additionally, there are a number of sales offices not associated with a branch location throughout the Bank’s footprint.
For additional information regarding the Bank’s premises and equipment and lease obligations, see Notes 5, “Bank Premises and Equipment” and 16, “Commitments and Contingencies,” respectively, within Notes to Consolidated Financial Statements included in Item 8 hereof.

ITEM 3.    LEGAL PROCEEDINGS
At December 31, 2012, Rockland Trust was involved in pending lawsuits that arose in the ordinary course of business. Management has reviewed these pending lawsuits with legal counsel and has taken into consideration the view of counsel as to their outcome. In the opinion of management, the final disposition of pending lawsuits is not expected to have a material adverse effect on the Company’s financial position or results of operations.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5. MARKET FOR INDEPENDENT BANK CORP.'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
(a.) Independent Bank Corp.’s common stock trades on the NASDAQ Global Select Market under the symbol INDB. The Company declared cash dividends of $0.84 and $0.76 per share in 2012 and in 2011. The ratio of dividends paid to earnings in 2012 and 2011 was 52.8% and 35.9%, respectively.
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
The following schedule summarizes the closing price range of common stock and the cash dividends paid for the fiscal years 2012 and 2011:

	2012
	High	Low	Dividend
4th Quarter	$31.10	$27.96	$0.21
3rd Quarter	31.39	28.49	0.21
2nd Quarter	29.35	26.07	0.21
1st Quarter	29.27	26.46	0.21

	2011
	High	Low	Dividend
4th Quarter	$27.95	$20.42	$0.19
3rd Quarter	27.91	20.86	0.19
2nd Quarter	29.98	25.95	0.19
1st Quarter	28.83	25.48	0.19
As of December 31, 2012 there were 22,774,009 shares of common stock outstanding which were held by approximately 2,644 holders of record. The number of record-holders may not reflect the number of persons or entities holding stock in nominee name through banks, brokerage firms, and other nominees. The closing price of the Company’s stock on December 31, 2012 was $28.95.
The information required by S-K Item 201(d) is incorporated by reference from Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters hereof.
Comparative Stock Performance Graph
The stock performance graph below and associated table compare the cumulative total shareholder return of the Company’s common stock from December 31, 2007 to December 31, 2012 with the cumulative total return of the NASDAQ Composite Index (U.S. Companies) and the SNL Bank NASDAQ Index. The lines in the graph and the numbers in the table below represent yearly index levels derived from compounded daily returns that include reinvestment or retention of all dividends. If the yearly interval, based on the last day of a fiscal year, was not a trading day, the preceding trading day was used. The index value for all of the series was set to 100.00 on December 31, 2007 (which assumes that $100.00 was invested in each of the series on December 31, 2007).
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

Total Return Performance

(b.) Not applicable
(c.) The following table sets forth information regarding the Company’s repurchases of its common stock during the three months ended December 31, 2012:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program(2)	Maximum Number of Shares That May Yet Be Purchased Under the Plan or Program
October 1 to October 31, 2012	1,891	$30.61	—	—
November 1 to November 30, 2012	—	—	—	—
December 1 to December 31, 2012	—	—	—	—
Total	1,891		—	—

(1)	Shares repurchased relate to the surrendering of mature shares for the exercise and/or vesting of stock compensation grants.

(2)	The Company does not currently have a stock repurchase program or plan in place.

ITEM 6.    SELECTED FINANCIAL DATA
The selected consolidated financial and other data of the Company set forth below does not purport to be complete and should be read in conjunction with, and is qualified in its entirety by, the more detailed information, including the Consolidated Financial Statements and related notes, appearing elsewhere herein.

	Years Ended December 31
	2012	2011	2010	2009	2008
	(Dollars in thousands, except per share data)
Financial condition data
Securities available for sale	$329,286	$305,332	$377,457	$508,650	$575,688
Securities held to maturity	178,318	204,956	202,732	93,410	32,789
Loans	4,519,011	3,794,390	3,555,679	3,395,515	2,652,536
Allowance for loan losses	(51,834)	(48,260)	(46,255)	(42,361)	(37,049)
Goodwill and core deposit intangibles	162,144	140,722	141,956	143,730	125,710
Total assets	5,756,985	4,970,240	4,695,738	4,482,021	3,628,469
Total deposits	4,546,677	3,876,829	3,627,783	3,375,294	2,579,080
Total borrowings	591,055	537,686	565,434	647,397	695,317
Stockholders’ equity	529,320	469,057	436,472	412,649	305,274
Nonperforming loans	28,766	28,953	23,108	36,183	26,933
Nonperforming assets	42,427	37,149	31,493	41,245	29,883
Operating data
Interest income	$196,192	$195,751	$202,724	$202,689	$175,440
Interest expense	23,393	28,672	38,763	51,995	58,926
Net interest income	172,799	167,079	163,961	150,694	116,514
Provision for loan losses	18,056	11,482	18,655	17,335	10,888
Noninterest income	62,016	52,700	46,906	38,192	29,032
Noninterest expenses	159,459	145,713	139,745	141,815	104,143
Net income	42,627	45,436	40,240	22,989	23,964
Preferred stock dividend	—	—	—	5,698	—
Net income available to the common shareholder	42,627	45,436	40,240	17,291	23,964
Per share data
Net income — basic	$1.96	$2.12	$1.90	$0.88	$1.53
Net income — diluted	1.95	2.12	1.90	0.88	1.52
Cash dividends declared	0.84	0.76	0.72	0.72	0.72
Book value	23.24	21.82	20.57	19.58	18.75
Performance ratios
Return on average assets	0.83%	0.96%	0.88%	0.40%	0.73%
Return on average common equity	8.66%	9.93%	9.46%	4.29%	8.20%
Net interest margin (on a fully tax equivalent basis)	3.75%	3.90%	3.95%	3.89%	3.95%
Equity to assets	9.19%	9.44%	9.30%	9.21%	8.41%
Dividend payout ratio	52.77%	35.88%	37.93%	82.79%	48.95%
Asset quality ratios
Nonperforming loans as a percent of gross loans	0.64%	0.76%	0.65%	1.07%	1.02%
Nonperforming assets as a percent of total assets	0.74%	0.75%	0.67%	0.92%	0.82%
Allowance for loan losses as a percent of total loans	1.15%	1.27%	1.30%	1.25%	1.40%
Allowance for loan losses as a percent of nonperforming loans	180.19%	166.68%	200.17%	117.07%	137.56%
Capital ratios
Tier 1 leverage capital ratio	8.65%	8.61%	8.19%	7.87%	7.55%
Tier 1 risk-based capital ratio	10.36%	10.74%	10.28%	9.83%	9.50%
Total risk-based capital ratio	12.23%	12.78%	12.37%	11.92%	11.85%

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANAYLISIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

Executive Level Overview

2012 Results

The Company reported net income of $42.6 million in 2012 as compared to $45.4 million in 2011. 2012 was negatively impacted by merger and acquisition expenses, goodwill impairment and a higher provision for loan losses associated with strong growth in the loan portfolio as well as increased loan losses, primarily due to a commercial loan fraud.

Management considers certain of these items to be non-core in nature and presents the following discussion of operating earnings as a non-GAAP measure, intended to provide the reader with a sense of the performance of its core banking business.

Net income on an operating basis improved to $47.1 million in 2012, as compared to $45.5 million in 2011, an increase of 3.6%. These results were due to a combination of:

•	Strong organic loan growth (+8.3%) and organic deposit growth (+8.1%)

•	Declining net interest margin, reflecting the challenging interest rate environment

•	Solid growth in noninterest income (+16.4%)

•	Good expense control

•	Increased provision for loan losses

The following table illustrates key performance measures for the periods indicated:

	Years Ended December 31
	2012	2011
Net income	$42,627	$45,436
Net income on an operating basis	$47,097	$45,456
Diluted earnings per share	$1.95	$2.12
Diluted earnings per share on an operating basis	$2.16	$2.12
Return on average assets	0.83%	0.96%
Return on average common equity	8.66%	9.93%
Net interest margin	3.75%	3.90%

Recognizing the importance of noninterest income, management continued to focus on growing this category. 2012 represented strong growth in noninterest income in the absolute (+16.4%) and as a percentage of total revenue (increased to 26.0%).

The increases in noninterest income for the year ended 2012 were driven by the following items:

•
Interchange and ATM fees increased to by 26.5% to $9.8 million in 2012, from $7.7 million in 2011. The increase was partially due to increased debit card usage by the Bank's customers following increased promotion and sales activities.

•	Mortgage banking income is up $2.3 million, reflective of strong mortgage originations and refinancing activity due to the low rate environment.

•	Investment management income also increased by $1.2 million as assets under management has steadily climbed to $2.2 billion at December 31, 2012

Noninterest expense increased over the prior year by 9.4% to $159.5 million. The increase in noninterest expense is largely related to the Bank's merger and acquisition expenses of $6.7 million and a $2.2 million goodwill impairment charge. Exclusive of these and other non-core charges, noninterest expense was well contained, increasing by 3.8% from the prior year. The Company's efficiency ratio, on an operating basis, has seen improvement during 2012, decreasing to 64.5%. The following chart shows the improving trends in the Company's efficiency ratio, on an operating basis, over the past three years:

(1) The operating efficiency ratio is calculated by dividing noninterest expense by the sum of net interest income and noninterest income.

The net interest margin for the year decreased to 3.75%, down 15 basis points from the prior year, due to the prolonged low rate environment. However, the Company has been able to counter this pressure with the robust loan growth, especially within its commercial and home equity portfolios, both of which experienced double digit organic growth for the year, with commercial increasing by 11.7% and home equity increasing by 14.1%. The Company continues to focus on its ability to generate commercial loan originations as part of its strategic growth plan and was successful in doing so, originating $896.9 million in commercial loans during 2012. The following table shows the stability in the net interest margin as compared to the federal funds rate and the 5 year swap rate over the past five years:

Management's approach to balance sheet strategy and the net interest margin continues to emphasize:

•	Growth in commercial and home equity lending

•	Funding by core deposits

•	Structure asset generation with a keen view toward interest-rate sensitivity.

•	Disciplined asset quality

•	Avoid security purchases in this low rate environment

The following tables reflect this continued strategy:

In terms of asset quality, the Company's trends were stable in 2012 and remain strong with nonperforming assets representing only 0.74% of total assets at December 31, 2012, a decrease from 0.75% at December 31, 2011. Delinquency levels also remained low at 0.82% of total loans at December 31, 2012. Management continues to apply a disciplined approach to underwriting and maintains high credit standards.

The provision for loan losses was $18.1 million and $11.5 million for the years ended December 31, 2012 and 2011, respectively. The increase in provisioning levels is the result of shifts in the composition of loan portfolio mix, as certain portfolios require different levels of allowance allocations based upon the risks associated with each portfolio, as well as portfolio growth of outstanding balances, offset by improvements in certain asset quality measures. Net-charge-offs increased during 2012 to $14.5 million, from $9.5 million in the prior year, the increase in charge-offs in 2012 was largely impacted by a customer fraud situation, resulting in a charge-off of $4.8 million. The allowance for loan losses as a percent of loans was 1.15% at December 31, 2012, as compared to 1.27% at December 31, 2012. This decrease is largely attributable to the acquired loans which are accounted for at fair value, with no carryover of the related allowance.

Central Bancorp., Inc. Acquisition

The Company announced and closed the acquisition of Central Bancorp., Inc. in 2012, adding 9 full service branches in the contiguous and demographically attractive Middlesex County market area, enhancing the Company's already strong presence in Eastern Massachusetts. The total transaction was valued at $52.0 million and was comprised of 60% stock and 40% cash consideration. The following map shows the acquired Central branches to the existing Rockland Trust branches:

Source: Microsoft MapPoint

The acquisition added loans of $450.7 million and acquired deposits of $357.4 million, at fair value. The following table shows the breakout of the acquired loans and deposits by type:

Loans Acquired (1)		Deposits Acquired
	(Dollars in thousands)		(Dollars in thousands)
Commercial and industrial	$536	Demand deposits	$75,438
Commercial real estate	139,148	Savings and interest checking	65,110
Residential real estate	259,637	Money market	72,849
Home equity and other consumer	9,107	Time certificates of deposits	144,037
Total	$408,428	Total	$357,434
(1) Subsequent to the acquisition, on November 9, 2012 the Company sold approximately $42.2 million of performing jumbo residential mortgages acquired in the transaction.

2013 Outlook

Despite the industry challenges of a modestly improving economy, increased competition, continued pressure on the net interest margin and increased regulatory and compliance requirements, management anticipates that the continuation of its strategy to grow solid core banking relationships with existing customers, while continually adding new relationships in the attractive markets of Eastern Massachusetts and Rhode Island, will allow for an increase in diluted earnings per share for 2013 to a range of $2.28 to $2.38, on an operating basis, as compared to the diluted earnings per share of $2.16 for 2012, on an operating basis.
Non-GAAP Measures
When management assesses the Company’s financial performance for purposes of making day-to-day and strategic decisions, it does so based upon the performance of its core banking business, which is primarily derived from the combination of net interest income and noninterest or fee income, reduced by operating expenses, the provision for loan losses, and the impact of income taxes. The Company’s financial performance is determined in accordance with Generally Accepted Accounting Principles (“GAAP”) which sometimes includes gains or losses due to items that management believes are unrelated to its core banking business and will not have a material financial impact on operating results in future periods, such as gains or losses on the sales of securities, merger and acquisition expenses, and other items. Management, therefore, also computes the Company’s non-GAAP operating earnings, which excludes these items, to measure the strength of the Company’s core banking business and to identify trends that may to some extent be obscured by such gains or losses.
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
Non-GAAP operating earnings should not be considered a substitute for GAAP results. An item which management deems to be noncore and excludes when computing non-GAAP operating earnings can be of substantial importance to the Company’s results for any particular quarter or year. The Company’s non-GAAP operating earning information set forth is not necessarily comparable to non-GAAP information which may be presented by other companies.
The following tables summarizes the impact of noncore items recorded for the time periods indicated below and reconciles them in accordance with GAAP:

	Years Ended December 31
	Net Income			Diluted Earnings Per Share
	2012	2011	2010	2012	2011	2010
	(Dollars in thousands)
As reported (GAAP)
Net income	$42,627	$45,436	$40,240	$1.95	$2.12	$1.90
Non-GAAP measures
Noninterest income components
Net gain on sale of securities, net of tax	(3)	(428)	(271)	—	(0.02)	(0.01)
Proceeds from life insurance policies, tax exempt	(1,307)	—	—	(0.06)	—	—
Noninterest expense components
Prepayment fees on borrowings, net of tax	4	448	—	—	0.02	—
Merger and acquisition expenses, net of tax	4,459	—	—	0.21	—	—
Fair value mark on a terminated hedging relationship	—	—	328	—	—	0.01
Goodwill impairment, net of tax	1,317	—	—	0.06	—	—
Total impact of noncore items	4,470	20	57	0.21	—	—
As adjusted (non-GAAP)	$47,097	$45,456	$40,297	$2.16	$2.12	$1.90
The following table summarizes the impact of noncore items on the calculation of the Company's efficiency ratio for the periods indicated:

	Years Ended December 31
	2012	2011	2010
	(Dollars in thousands)
Noninterest expense (GAAP)	$159,459	$145,713	$139,745	(a)
Merger & acquisition	(6,741)	—	—
Goodwill impairment	(2,227)	—	—
Prepayment fees on borrowings	(7)	(757)	—
Fair value mark on a terminated hedging relationship	—	—	(554)
Noninterest expense on an operating basis	$150,484	$144,956	$139,191	(b)

Noninterest income (GAAP)	$62,016	$52,700	$46,906	(c)
Net gain on sale of securities	(5)	(723)	(458)
Proceeds from life insurance policies	(1,307)	—	—
Noninterest income on an operating basis	$60,704	$51,977	$46,448	(d)

Net interest income	$172,799	$167,079	$163,961	(e)

Total revenue (GAAP)	$234,815	$219,779	$210,867	(c+e)
Total operating revenue	$233,503	$219,056	$210,409	(d+e)

Ratio
Efficiency ratio (GAAP)	67.91%	66.30%	66.27%	(a/(c+e))
Operating efficiency ratio	64.45%	66.17%	66.15%	(b/(d+e))

Financial Position
Securities Portfolio    The Company’s securities portfolio may consist of trading securities, securities available for sale, and securities which management intends to hold until maturity. Securities decreased by $10.9 million, or 2.1%, at December 31, 2012 as compared to December 31, 2011. The ratio of securities to total assets as of December 31, 2012 was 8.8%, compared to 10.4% at December 31, 2011.
The Company continually reviews investment securities for the presence of other-than-temporary impairment (“OTTI”). Further analysis of the Company’s OTTI can be found in Note 3 “Securities” within Notes to Consolidated Financial Statements included in Item 8 hereof.
During 2012, the Company transferred equity securities classified previously as trading to available for sale. As of December 31, 2011, the Company had $8.2 million of securities classified as trading.

The following table sets forth the fair value of available for sale securities and the amortized cost of held to maturity securities along with the percentage distribution:
Table 1 — Fair Value of Securities Available for Sale and Amortized Cost of Securities Held to Maturity

	December 31
	2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Fair value of securities available for sale
U.S. treasury securities	$—	—	$—	—%	$717	0.2%
U.S. government agency securities	20,822	6.3%
Agency mortgage-backed securities	221,425	67.2%	238,391	78.1%	313,302	83.1%
Agency collateralized mortgage obligations	68,376	20.8%	53,801	17.6%	46,135	12.2%
Private mortgage-backed securities	3,532	1.1%	6,110	2.0%	10,254	2.7%
Single issuer trust preferred securities issued by banks	2,240	0.7%	4,210	1.4%	4,221	1.1%
Pooled trust preferred securities issued by banks and insurers	2,981	0.9%	2,820	0.9%	2,828	0.7%
Marketable securities	9,910	3.0%	—	—%	—	—%
Total fair value of securities available for sale	$329,286	100.0%	$305,332	100.0%	$377,457	100.0%
Amortized Cost of Securities Held to Maturity
U.S. treasury securities	$1,013	0.6%	$1,014	0.5%	$—	—
Agency mortgage-backed securities	72,360	40.6%	109,553	53.5%	95,697	47.2%
Agency collateralized mortgage obligations	97,507	54.6%	77,804	38.0%	89,823	44.3%
State, county and municipal securities	915	0.5%	3,576	1.7%	10,562	5.2%
Single issuer trust preferred securities issued by banks	1,516	0.9%	8,000	3.9%	6,650	3.3%
Corporate debt securities	5,007	2.8%	5,009	2.4%	—	—%
Total amortized cost of securities held to maturity	$178,318	100.0%	$204,956	100.0%	$202,732	100.0%
Total	$507,604		$510,288		$580,189
The Company’s available for sale securities are carried at fair value and are categorized within the fair value hierarchy based on the observability of model inputs. Securities which require inputs that are both significant to the fair value measurement and unobservable are classified as Level 3. As of December 31, 2012 and 2011, the Company had $6.5 million and $13.1 million of securities categorized as Level 3.

The following tables set forth contractual maturities of the Bank’s securities portfolio at December 31, 2012. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
Table 2 — Fair Value of Securities Available for Sale and Amortized Cost of Securities Held to Maturity, Amounts Maturing

	Within One Year		One year to Five Years		Five Years to Ten Years		Over Ten Years		Total
	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
	(Dollars in thousands)
Fair value of securities available for sale
U.S. government agency securities	$—	—	$—	—	$20,822	2.1%	$—	—	$20,822	2.1%
Agency mortgage-backed securities	235	4.0%	1,179	5.6%	52,699	3.9%	167,312	3.9%	221,425	3.9%
Agency collateralized mortgage obligations	—	—	1,722	4.1%	3,554	4.0%	63,100	1.8%	68,376	2.0%
Private mortgage-backed securities	—	—	—	—	2,436	6.0%	1,096	6.0%	3,532	6.0%
Single issuer trust preferred securities issued by banks	—	—	—	—	—	—	2,240	5.1%	2,240	5.1%
Pooled trust preferred securities issued by banks and insurers	—	—	—	—	—	—	2,981	1.0%	2,981	1.0%
Marketable securities(1)	—	—	—	—	—	—	9,910	—	9,910	—
Total fair value of securities available for sale	$235	4.0%	$2,901	4.7%	$79,511	3.5%	$246,639	3.3%	$329,286	3.4%
Amortized cost of securities held to maturity
U.S. Treasury securities	$—	—	$—	—	$1,013	3.0%	$—	—	$1,013	3.0%
Agency mortgage-backed securities	—	—	786	5.5%	—	—	71,574	3.5%	72,360	3.5%
Agency collateralized mortgage obligations	—	—	—	—	—	—	97,507	2.5%	97,507	2.5%
State, county and municipal securities	239	4.7%	676	4.8%	—	—	—	—	915	4.8%
Single issuer trust preferred securities issued by banks	—	—	—	—	—	—	1,516	7.4%	1,516	7.4%
Corporate debt securities	—	—	5,007	3.4%	—	—	—	—	5,007	3.4%
Total amortized cost of securities held to maturity	$239	4.7%	$6,469	3.8%	$1,013	3.0%	$170,597	2.9%	$178,318	3.0%
Total	$474	4.4%	$9,370	4.1%	$80,524	3.5%	$417,236	3.2%	$507,604	3.2%
(1) Marketable securities have no contractual maturity and are excluded from the weighted average yield and amounts maturing.
As of December 31, 2012, the weighted average life of the securities portfolio was 4.6 years and the modified duration was 4.0 years.

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
Table 3 — Residential Mortgage Loan Sales

	December 31
	2012	2011
	(Dollars in thousands)
Loans originated and sold with servicing rights released	$313,329	$270,357
Loans originated and sold with servicing rights retained	$33,393	$8,627
The Company originates and sells loans to third parties and recognizes a mortgage servicing rights asset when it sells a loan with servicing rights retained. When a loan is sold, the Company enters into agreements that contain representations and warranties about the characteristics of the loans sold and their origination. The Company may be required to either repurchase mortgage loans or to indemnify the purchaser from losses if representations and warranties are breached. During the year ended December 31, 2012 and 2011 the Company incurred losses of $304,000 and $222,000 on loans that were agreed to be repurchased. The Company has not at this time established a reserve for loan repurchases because it believes the amount of probable losses is not reasonably estimable and material losses are not probable.
Forward sale contracts of mortgage loans, considered derivative instruments for accounting purposes, are utilized by the Company in its efforts to manage risk of loss associated with its mortgage loan commitments and mortgage loans held for sale. Prior to closing and funding certain one-to-four residential mortgage loans, an interest rate lock commitment is generally extended to the borrower. During the period from commitment date to closing date, the Company is subject to the risk that market rates of interest may change. If market rates rise, investors generally will pay less to purchase such loans resulting in a reduction in the gain on sale of the loans or, possibly, a loss. In an effort to mitigate such risk, forward delivery sales commitments are executed, under which the Company agrees to deliver whole mortgage loans to various investors. See Note 11, “Derivative and Hedging Activities” within Notes to Consolidated Financial Statements included in Item 8 hereof for more information on mortgage loan commitments and forward sales agreements.

Loan Portfolio    Management continues to focus on growth in the commercial and home equity lending categories, while placing less emphasis on the other lending categories. Although deemphasizing certain lending categories has led to a slower growth rate than what otherwise might have been realized, management believes the change to be prudent, given the prevailing interest rate and economic environment, as well as strategic priorities. The following table sets forth information concerning the composition of the Bank’s loan portfolio by loan type at the dates indicated:

Table 4 — Loan Portfolio Composition

	December 31
	2012		2011		2010		2009		2008
	(Dollars in thousands)
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial and industrial	$687,511	15.2%	$575,716	15.2%	$502,952	14.1%	$373,531	11.0%	$270,832	10.2%
Commercial real estate	2,122,153	46.9%	1,847,654	48.6%	1,717,118	48.4%	1,614,474	47.5%	1,126,295	42.4%
Commercial construction	188,768	4.2%	128,904	3.4%	129,421	3.6%	175,312	5.2%	171,955	6.5%
Small business	78,594	1.7%	78,509	2.1%	80,026	2.3%	82,569	2.4%	86,670	3.3%
Residential real estate	604,668	13.4%	416,570	11.0%	473,936	13.3%	555,306	16.4%	413,024	15.6%
Residential construction	8,213	0.2%	9,631	0.3%	4,175	0.1%	10,736	0.3%	10,950	0.4%
Home equity	802,149	17.8%	696,063	18.3%	579,278	16.3%	471,862	13.9%	406,240	15.3%
Consumer — other	26,955	0.6%	41,343	1.1%	68,773	1.9%	111,725	3.3%	166,570	6.3%
Gross loans	4,519,011	100.0%	3,794,390	100.0%	3,555,679	100.0%	3,395,515	100.0%	2,652,536	100.0%
Allowance for loan losses	51,834		48,260		46,255		42,361		37,049
Net loans	$4,467,177		$3,746,130		$3,509,424		$3,353,154		$2,615,487

The following table summarizes loan growth during the year ending December 31, 2012:

Table 5 - Components of Loan Growth/(Decline)

						Organic
	December 31		Central		Organic	Growth/(Decline)
	2012	2011	Acquisition		Growth/(Decline)%
	(Dollars in thousands)
Commercial and industrial	$687,511	$575,716	$536		$111,259	19.3%
Commercial real estate	2,122,153	1,847,654	139,148		135,351	7.3%
Commercial construction	188,768	128,904	—		59,864	46.4%
Small business	78,594	78,509	—		85	0.1%
Residential real estate	604,668	416,570	259,637	(1)	(71,539)	(17.2)%
Residential construction	8,213	9,631	—		(1,418)	(14.7)%
Home equity	802,149	696,063	8,281		97,805	14.1%
Consumer - other	26,955	41,343	826		(15,214)	(36.8)%
Total loans	$4,519,011	$3,794,390	$408,428		$316,193	8.3%

(1) Excludes $42.2 million of acquired loans which were sold subsequent to the closing of the acquisition.

The following table sets forth the scheduled contractual amortization of the Bank’s loan portfolio at December 31, 2012. Loans having no schedule of repayments or no stated maturity are reported as due in one year or less. The following table also sets forth the rate structure of loans scheduled to mature after one year:
Table 6 — Scheduled Contractual Loan Amortization

	December 31, 2012
	Commercial	Commercial Real Estate	Commercial Construction		Small Business	Residential Real Estate	Residential Construction	Home Equity	Consumer Other	Total
	(Dollars in thousands)
Amounts due in:
One year or less	$247,905	$240,210	$49,068		$15,240	$27,694	$8,213	$21,919	$15,429	$625,678
After one year through five years	267,512	1,119,046	63,511		33,179	91,202	—	90,673	8,860	1,673,983
Beyond five years	172,094	762,897	76,189		30,175	485,772	—	689,557	2,666	2,219,350
Total	$687,511	$2,122,153	$188,768	(1)	$78,594	$604,668	$8,213	$802,149	$26,955	$4,519,011
Interest rate terms on amounts due after one year:
Fixed rate	$177,186	$711,376	$38,359		$32,596	$420,142	$—	$343,880	$11,526	1,735,065
Adjustable rate	262,420	1,170,567	101,341		30,758	156,832	—	436,350	—	2,158,268

(1)	Includes certain construction loans that will convert to commercial mortgages and will be reclassified to commercial real estate upon the completion of the construction phase.
As of December 31, 2012, $5.1 million of loans scheduled to mature within one year were nonperforming.
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

Asset Quality    The Company continually monitors the asset quality of the loan portfolio using all available information. Based on this information, loans demonstrating certain payment issues or other weaknesses may be categorized as delinquent, impaired, nonperforming and/or put on nonaccrual status. Additionally, in the course of resolving such loans, the Company may choose to restructure the contractual terms of certain loans to match the borrower’s ability to repay the loan based on their current financial condition. If a restructured loan meets certain criteria, it may be categorized as a troubled debt restructuring (TDR).
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
Troubled Debt Restructurings    In the course of resolving problem loans, the Bank may choose to restructure the contractual terms of certain loans. The Bank attempts to work-out an alternative payment schedule with the borrower in order to avoid or cure a default. Any loans that are modified are reviewed by the Bank to identify if a TDR has occurred, which is when, for economic or legal reasons related to a borrower’s financial difficulties, the Bank grants a concession to the borrower that it would not otherwise consider. Terms may be modified to fit the ability of the borrower to repay in line with its current financial status and the restructuring of the loan may include adjustments to interest rates, extensions of maturity, consumer loans where the borrower's obligations have been effectively discharged through Chapter 7 Bankruptcy and the borrower has not reaffirmed the debt to the Bank, and other actions intended to minimize economic loss and avoid foreclosure or repossession of collateral. If such efforts by the Bank do not result in satisfactory performance, the loan is referred to legal counsel, at which time foreclosure proceedings are initiated. At any time prior to a sale of the property at foreclosure, the Bank may terminate foreclosure proceedings if the borrower is able to work-out a satisfactory payment plan.
It is the Bank’s policy to have any restructured loans which are on nonaccrual status prior to being modified remain on nonaccrual status for six months, subsequent to being modified, before management considers its return to accrual status. If the restructured loan is on accrual status prior to being modified, it is reviewed to determine if the modified loan should remain on accrual status. Loans that are considered TDRs are classified as performing, unless they are on nonaccrual status or greater than 90 days delinquent. Loans classified as TDRs remain classified as such, for the life of the loan, except in limited circumstances, when it is determined that the borrower is performing under modified terms and the restructuring agreement specified an interest rate greater than or equal to an acceptable market rate for a comparable new loan at the time of the restructuring.

Purchased Credit Impaired Loans    Purchased Credit Impaired (“PCI”) loans are acquired loans which had evidence of deterioration in credit quality since origination and for which it is probable that all contractually required payments will not be collected. The PCI loans are recorded at fair value without any carryover of the allowance for loan losses. The excess cash flows expected to be collected over the carrying amount of the loans, referred to as the "accretable yield", is accreted into interest income over the life of the loans using the effective yield method. Accordingly, PCI loans are not subject to classification as nonaccrual in the same manner as originated loans, rather they are considered to be accruing loans because their interest income recognized relates to the accretable yield and not to contractual interest payments. The carrying amount of these purchased credit impaired loans was $32.1 million as of December 31, 2012. See Note 4, "Loans, Allowance for Loan Losses and Credit Quality" within Notes to Consolidated Financial Statements included in Item 8 hereof for more information.
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
OREO consists of real estate properties, which have served as collateral to secure loans, that are controlled or owned by the Bank. These properties are recorded at fair value less estimated costs to sell at the date control is established, resulting in a new cost basis. The amount by which the recorded investment in the loan exceeds the fair value (net of estimated costs to sell) of the foreclosed asset is charged to the allowance for loan losses. Subsequent declines in the fair value of the foreclosed asset below the new cost basis are recorded through the use of a valuation allowance. Subsequent increases in the fair value are recorded as reductions in the allowance, but not below zero. All costs incurred thereafter in maintaining the property are charged to noninterest expense. In the event the real estate is utilized as a rental property, rental income and expenses are recorded as incurred and included in noninterest income and noninterest expense, respectively.
Other assets in possession primarily consist of foreclosed non-real estate assets deemed to be in control of the Company.

The following table sets forth information regarding nonperforming assets held by the Bank at the dates indicated:
Table 7 — Nonperforming Assets

	December 31
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Loans accounted for on a nonaccrual basis(1)
Commercial and industrial	$2,666	$1,883	$3,123	$4,205	$1,942
Commercial real estate	6,574	13,109	9,836	18,525	12,370
Small business	570	542	887	793	1,111
Residential real estate	11,472	9,867	6,728	10,829	9,394
Home equity	7,311	3,130	1,752	1,166	1,090
Consumer — other	121	381	505	373	751
Total	$28,714	$28,912	$22,831	$35,891	$26,658
Loans past due 90 days or more but still accruing
Home equity	$—	$—	$4	$—	$—
Consumer — other	52	41	273	292	275
Total	$52	$41	$277	$292	$275
Total nonperforming loans	$28,766	$28,953	$23,108	$36,183	$26,933
Nonaccrual securities(2)	1,511	1,272	1,051	920	910
Other assets in possession	176	266	61	148	231
Other real estate owned	11,974	6,658	7,273	3,994	1,809
Total nonperforming assets	$42,427	$37,149	$31,493	$41,245	$29,883
Nonperforming loans as a percent of gross loans	0.64%	0.76%	0.65%	1.07%	1.02%
Nonperforming assets as a percent of total assets	0.74%	0.75%	0.67%	0.92%	0.82%

(1)	Included in these amounts were $6.6 million, $9.2 million, $4.0 million, $3.4 million, and $74,000 of TDRs on nonaccrual at December 31, 2012, 2011, 2010, 2009 and 2008, respectively.

(2)	Amounts represent the fair value of nonaccrual securities. The Company had six nonaccrual securities in 2012, 2011, 2010 and 2009, and five nonaccrual securities in 2008.

The following table summarizes the changes in nonperforming assets for the periods indicated:

Table 8 - Activity in Nonperforming Assets

	Years Ended December 31
	2012		2011
	(Dollars in thousands)
Nonperforming assets beginning balance		$37,149		$31,493
New to nonperforming		42,606		40,290
Loans charged-off		(16,591)		(11,341)
Loans paid-off		(10,381)		(10,593)
Loans restored to accrual status		(9,091)		(5,465)
Loans transferred to other real estate owned/other assets		(7,061)		(6,285)
Change to other real estate owned:
New to other real estate owned	7,061		6,285
Acquired other real estate owned	2,633
Valuation write down	(776)		(1,569)
Sale of other real estate owned	(5,871)		(6,479)
Development of other real estate owned	2,269		938
Other	—		210
Total change to other real estate owned		5,316		(615)
Change in fair value on nonaccrual securities		239		221
Other		241		(556)
Nonperforming assets ending balance		$42,427		$37,149
The following table sets forth information regarding troubled debt restructured loans as of the dates indicated:
Table 9 — Troubled Debt Restructurings

	December 31
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Performing troubled debt restructurings	$46,764	$37,151	$26,091	$10,484	$1,063
Nonaccrual troubled debt restructurings	6,554	9,230	3,982	3,498	74
Total	$53,318	$46,381	$30,073	$13,982	$1,137
Performing troubled debt restructurings as a % of total loans	1.03%	0.98%	0.73%	0.31%	0.04%
Nonaccrual troubled debt restructurings as a % of total loans	0.15%	0.24%	0.11%	0.10%	—%
Total troubled debt restructurings as a % of total loans	1.18%	1.22%	0.84%	0.41%	0.04%

The following table summarizes changes in TDRs for the periods indicated:

Table 10 - Activity in Troubled Debt Restructurings

	December 31
	2012	2011
	(Dollars in thousands)
TDRs beginning balance	$46,381	$30,073
New to TDR status	8,350	22,485
Court ordered concessions (1)	5,143	—
Paydowns	(6,080)	(5,646)
Charge-offs	(476)	(531)
Loans removed from TDR status	—	—
TDRs ending balance	$53,318	$46,381
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

Income accruals are suspended on all nonaccrual loans and all previously accrued and uncollected interest is reversed against current income. The table below shows interest income that was recognized or collected on all nonaccrual loans and performing TDRs as of the dates indicated:
Table11 — Interest Income Recognized/Collected on Nonaccrual Loans and Troubled Debt Restructured Loans

	Years Ended December 31
	2012	2011	2010
	(Dollars in thousands)
Interest income that would have been recognized if nonaccruing loans had
been performing	$2,623	$1,739	$2,749
Interest income recognized on TDRs still accruing	2,609	2,140	1,425
Interest collected on nonaccrual loans and TDRs and included in
interest income	$3,642	$2,708	$1,874
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
At December 31, 2012, impaired loans included all commercial and industrial loans, commercial real estate loans, commercial construction, and small business loans that are on nonaccrual status, TDRs, and other loans that have been categorized as impaired. Total impaired loans at December 31, 2012 and 2011 were $66.7 million and $61.7 million, respectively. For additional information regarding the Bank’s asset quality, including delinquent loans, nonaccruals, TDRs, and impaired loans, see Note 4, “Loans, Allowance for Loan Losses, and Credit Quality” within Notes to Consolidated Financial Statements included in Item 8 hereof.

Potential problem loans are any loans which are not included in nonaccrual or nonperforming loans, where known information about possible credit problems of the borrowers causes management to have concerns as to the ability of such borrowers to comply with present loan repayment terms. The table below shows the potential problem commercial loans at the time periods indicated:
Table 12 — Potential Problem Commercial Loans

	December 31
	2012	2011
	(Dollars in thousands)
Number of loan relationships	70	64
Aggregate outstanding balance	$110,624	$113,641
At December 31, 2012, these potential problem loans continued to perform with respect to payments. Management actively monitors these loans and strives to minimize any possible adverse impact to the Bank.

Allowance for Loan Losses    The allowance for loan losses is maintained at a level that management considers adequate to provide for probable loan losses based upon evaluation of known and inherent risks in the loan portfolio. The allowance is increased by providing for loan losses through a charge to provision for loan losses and by recoveries of loans previously charged-off and is reduced by loans charged-off.
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
As of December 31, 2012, the allowance for loan losses totaled $51.8 million, or 1.15% of total loans as compared to $48.3 million, or 1.27% of total loans, at December 31, 2011. The increase in the amount of allowance is driven by shifts in the composition of the loan portfolio mix and loan growth, offset by improvements in certain asset quality measures. The decrease in the amount of the allowance as a percentage of loans is largely attributable to the acquired loans which are accounted for at fair value, with no carryover of the related allowance.

The following table summarizes changes in the allowance for loan losses and other selected statistics for the periods presented:
Table 13 — Summary of Changes in the Allowance for Loan Losses

	December 31
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Average total loans	$4,022,349	$3,681,418	$3,434,769	$3,177,949	$2,489,028
Allowance for loan losses, beginning of year	$48,260	$46,255	$42,361	$37,049	$26,831
Charged-off loans:
Commercial and industrial	6,191	2,888	5,170	1,663	595
Commercial real estate	4,348	2,631	3,448	834	—
Commercial construction	—	769	1,716	2,679	—
Small business	616	1,190	2,279	2,047	1,350
Residential real estate	1,094	559	557	829	362
Home equity	3,178	1,626	939	1,799	1,200
Consumer — other	1,165	1,678	2,078	3,404	3,631
Total charged-off loans	16,592	11,341	16,187	13,255	7,138
Recoveries on loans previously charged-off
Commercial and industrial	963	420	361	27	168
Commercial real estate	188	97	1	—	—
Commercial construction	—	500	—	—	—
Small business	134	160	217	204	159
Residential real estate	151	—	59	105	—
Home equity	93	52	131	41	5
Consumer — other	581	635	657	855	612
Total recoveries	2,110	1,864	1,426	1,232	944
Net loans charged-off
Commercial and industrial	5,228	2,468	4,809	1,636	427
Commercial real estate	4,160	2,534	3,447	834	—
Commercial construction	—	269	1,716	2,679	—
Small business	482	1,030	2,062	1,843	1,191
Residential real estate	943	559	498	724	362
Home equity	3,085	1,574	808	1,758	1,195
Consumer — other	584	1,043	1,421	2,549	3,019
Total net loans charged-off	14,482	9,477	14,761	12,023	6,194
Allowance related to business combinations	—	—	—	—	5,524
Provision for loan losses	18,056	11,482	18,655	17,335	10,888
Total allowances for loan losses, end of year	$51,834	$48,260	$46,255	$42,361	$37,049
Net loans charged-off as a percent of average total loans	0.36%	0.26%	0.43%	0.38%	0.25%
Allowance for loan losses as a percent of total loans	1.15%	1.27%	1.30%	1.25%	1.40%
Allowance for loan losses as a percent of nonperforming loans	180.19%	166.68%	200.17%	117.07%	137.56%
Net loans charged-off as a percent of allowance for loan losses	27.94%	19.64%	31.91%	28.38%	16.72%
Recoveries as a percent of charge-offs	12.72%	16.44%	8.81%	9.29%	13.22%

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
The following table sets forth the allocation of the allowance for loan losses by loan category at the dates indicated:
Table 14 — Summary of Allocation of Allowance for Loan Losses

	December 31
	2012		2011		2010		2009		2008
	Allowance Amount	Percent of Loans In Category To Total Loans	Allowance Amount	Percent of Loans In Category To Total Loans	Allowance Amount	Percent of Loans In Category To Total Loans	Allowance Amount	Percent of Loans In Category To Total Loans	Allowance Amount	Percent of Loans In Category To Total Loans
	(Dollars in thousands)
Allocated Allowance
Commercial and industrial	$13,461	15.2%	$11,682	15.2%	$10,423	14.1%	$7,545	11.0%	$5,532	10.2%
Commercial real estate	22,598	46.9%	23,514	48.6%	21,939	48.4%	19,451	47.5%	15,942	42.4%
Commercial construction	2,811	4.2%	2,076	3.4%	2,145	3.6%	2,457	5.5%	4,203	6.9%
Small business	1,524	1.7%	1,896	2.1%	3,740	2.3%	3,372	2.4%	2,170	3.3%
Residential real estate	2,930	13.6%	3,113	11.3%	2,915	13.4%	2,840	16.4%	2,447	15.6%
Home equity	7,703	17.8%	4,597	18.3%	3,369	16.3%	3,945	13.9%	3,091	15.3%
Consumer — other	807	0.6%	1,382	1.1%	1,724	1.9%	2,751	3.3%	3,664	6.3%
Total	$51,834	100.0%	$48,260	100.0%	$46,255	100.0%	$42,361	100.0%	$37,049	100.0%
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
Regardless of whether a loan is unsecured or collateralized, the Company charges off the amount of any confirmed loan loss in the period when the loans, or portions of loans, are deemed uncollectible. For troubled, collateral-dependent loans, loss-confirming events may include an appraisal or other valuation that reflects a shortfall between the value of the collateral and the book value of the loan or receivable, or a deficiency balance following the sale of the collateral. During 2012 allowance amounts increased by approximately $3.6 million to $51.8 million at December 31, 2012.
For additional information regarding the Bank’s allowance for loan losses, see Note 1, “Summary of Significant Accounting Policies” and Note 4, “Loans, Allowance for Loan Losses, and Credit Quality” within Notes to Consolidated Financial Statements included in Item 8 hereof.

Federal Home Loan Bank Stock    The Bank held an investment in Federal Home Loan Bank (“FHLB”) of Boston's stock, which amounted to $41.8 million at December 31, 2012 and $35.9 million at December 31, 2011, respectively. The increase during 2012 in the Company's investment in FHLB stock is primarily due to the Central acquisition. The FHLB is a cooperative that provides services to its member banking institutions. The primary reason for the FHLB of Boston membership is to gain access to a reliable source of wholesale funding, particularly term funding, as a tool to manage interest rate risk. The purchase of stock in the FHLB is a requirement for a member to gain access to funding. The Company purchases FHLB stock proportional to the volume of funding received and views the purchases as a necessary long-term investment for the purposes of balance sheet liquidity and not for investment return.
Goodwill and Identifiable Intangible Assets    Goodwill and Identifiable Intangible Assets were $162.1 million and $140.7 million at December 31, 2012 and December 31, 2011, respectively. For additional information regarding the goodwill and identifiable intangible assets, see Note 6, “Goodwill and Identifiable Intangible Assets” within Notes to Consolidated Financial Statements included in Item 8 hereof.
The Company performed its annual goodwill impairment testing during the third quarter of 2012, and concluded that $2.2 million of goodwill was impaired. This amount represents the total amount of goodwill relating to Compass Exchange Advisors, LLC ("Compass") which was acquired in January of 2007. Compass’ business model success is closely correlated to the volume of U.S. commercial real estate transactions and the interest rate spread that can be obtained on short-term funds among other factors. A sharp reduction in real estate transactions and the projected continuation of low interest rates resulted in the impairment being recognized. Goodwill is evaluated for impairment at least annually, or more often if warranted, using a combined qualitative and quantitative impairment approach. The initial qualitative approach assesses whether the existence of events or circumstances led to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, the Company determines it is more likely than not that the fair value is less than carrying value the two step quantitative impairment test is performed. Step one of the quantitative impairment testing compares book value to the fair value of the reporting unit. If test one is failed, a more detailed analysis is performed, which involves measuring the excess of the fair value of the reporting unit, as determined in step one, over the aggregate fair value of the individual assets, liabilities, and identifiable intangibles as if the reporting unit was being acquired in a business combination. Step 1 of the impairment testing was passed for all reporting units during 2012, with the exception of Compass.
Cash Surrender Value of Life Insurance Policies    The Bank holds life insurance policies for the purpose of offsetting the Bank’s future obligations to its employees under its retirement and benefits plans. The cash surrender value of life insurance policies was $97.3 million and $86.1 million at December 31, 2012 and December 31, 2011, respectively. The Bank recorded tax exempt income from the life insurance policies of $3.1 million in 2012, $3.2 million in 2011, and in 2010. Also during 2012, the Company recognized a gain on life insurance policies in the amount of $1.3 million, relating to proceeds from death benefits. The death benefit proceeds are also tax-exempt income to the Company.
Deposits    As of December 31, 2012, deposits of $4.5 billion were $669.8 million, or 17.3%, higher than the prior year-end. Core deposits, which the Company defines as nontime and nonbrokered deposits, increased by $546.9 million, or 16.9%, during 2012 and now comprise 83.2% of total deposits. The Company experienced growth in all categories of deposits, fueled by increases in business deposits from commercial loan customers, inflows of municipal deposits and higher consumer deposits resulting from an increased advertising presence. The growth was also significantly impacted by the Central acquisition.

The following table summarizes the organic deposit growth during the periods indicated:

Table 15 - Components of Deposit Growth

					Organic
	December 31		Central	Organic	Growth/(Decline)
	2012	2011	Acquisition	Growth/(Decline)%
	(Dollars in thousands)
Demand deposits	$1,248,394	$992,418	$75,438	$180,538	18.2%
Savings and interest checking accounts	1,691,187	1,473,812	65,110	152,265	10.3%
Money market	853,971	780,437	72,849	685	0.1%
Time certificates of deposit	753,125	630,162	144,037	(21,074)	(3.3)%
Total deposits	$4,546,677	$3,876,829	$357,434	$312,414	8.1%

The following table sets forth the average balances of the Bank’s deposits for the periods indicated:
Table 16 — Average Balances of Deposits

	December 31
	2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Demand deposits	$1,070,577	26.7%	$910,701	24.9%	$773,718	22.0%
Savings and interest checking	1,484,758	37.1%	1,355,478	37.2%	1,183,247	33.7%
Money market	803,656	20.1%	728,380	19.9%	739,264	21.1%
Time certificates of deposits	646,873	16.1%	656,486	18.0%	814,462	23.2%
Total	$4,005,864	100.0%	$3,651,045	100.0%	$3,510,691	100.0%

The following table sets forth the maturities of the Bank’s time certificates of deposits in the amount of $100,000 or more as of December 31, 2012:
Table 17 — Maturities of Time Certificates of Deposits $100,000 and Over

	Balance	Percentage
	(Dollars in thousands)
1 to 3 months	$100,209	31.6%
4 to 6 months	48,620	15.3%
7 to 12 months	72,740	22.9%
Over 12 months	95,869	30.2%
Total	$317,438	100.0%

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
Table 18 — Brokered Deposits

	December 31
	2012	2011
	(Dollars in thousands)
CDARS	$72,218	$55,150
Brokered certificates of deposit	13,815	13,815
Brokered money market	10,000	10,000
Total brokered deposits	$96,033	$78,965

Borrowings    The following table shows the balance of borrowings at the periods indicated:
Table 19 — Borrowings by Category

	December 31
	2012	2011	% Change
	(Dollars in thousands)
Federal Home Loan Bank and other borrowings	$283,569	$229,701	23.5%
Wholesale repurchase agreements	50,000	50,000	—%
Customer repurchase agreements	153,359	166,128	(7.7)%
Junior subordinated debentures	74,127	61,857	19.8%
Subordinated debentures	30,000	30,000	—%
Total	$591,055	$537,686	9.9%

The increase in the borrowings for 2012 are primarily related to the acquired Central borrowings. See Note 8, "Borrowings" within Notes to Consolidated Financial Statements included in Item 8 hereof for more information regarding borrowings.
Capital Resources    The Federal Reserve, the FDIC, and other regulatory agencies have established capital guidelines for banks and bank holding companies. Risk-based capital guidelines issued by the federal regulatory agencies require banks to meet a minimum Tier 1 risk-based capital ratio of 4.0% and a total risk-based capital ratio of 8.0%. A minimum requirement of 4.0% Tier 1 leverage capital is also mandated. At December 31, 2012, the Company and the Bank exceeded the minimum requirements for all regulatory capital ratios. See Note 17, “Regulatory Capital Requirements” within Notes to Consolidated Financial Statements included in Item 8 hereof for more information regarding capital requirements.

Mortgage Banking    The Bank originates residential loans for both its portfolio and with the intention of selling them in the secondary market. The Bank’s mortgage banking income consists primarily of revenue from premiums received on loans sold with servicing released, origination fees, and gains and losses on sold mortgages less related commission expense. The following table shows the total residential loans that were closed and the amounts which were held in the portfolio or sold/held for sale in the secondary market during the periods indicated:
Table 20 — Closed Residential Real Estate Loans

	Years Ended December 31
	2012	2011	2010
	(Dollars in thousands)
Held in portfolio	$47,205	$63,824	$63,273
Sold/held for sale in the secondary market	373,063	270,427	357,527
Total closed loans	$420,268	$334,251	$420,800

Included in the mortgage banking income results is the impact of the Bank’s mortgage servicing assets. Servicing assets are recognized as separate assets when rights are acquired through sale of loans with servicing rights retained. The principal balance of loans serviced by the Bank on behalf of investors amounted to $198.8 million at December 31, 2012 and $229.1 million at December 31, 2011. Upon sale, the mortgage servicing asset is established, which represents the then current estimated fair value based on market prices for comparable mortgage servicing contracts, when available, or alternatively is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. Impairment is determined by stratifying the rights based on predominant characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance, to the extent that fair value is less than the capitalized amount. If the Company later determines that all or a portion of the impairment no longer exists, a reduction of the allowance may be recorded as an increase to income. Servicing rights are recorded in other assets in the consolidated balance sheets, are amortized in proportion to and over the period of estimated net servicing income, and are assessed for impairment based on fair value at each reporting date.

The following table shows fair value of the servicing rights associated with these loans and the changes for the periods indicated:
Table 21 — Mortgage Servicing Asset

	2012	2011
	(Dollars in thousands)
Balance as of January 1	$1,098	$1,619
Additions	272	75
Amortization	(522)	(547)
Change in valuation allowance (1)	51	(49)
Balance as of December 31	$899	$1,098

(1) The Company's valuation allowance related to mortgage servicing rights was $525,000 and $576,000 at December 31, 2012 and 2011, respectively, and are reflected in the balances shown above.
Results of Operations
Table 22 — Summary of Results of Operations

	Years Ended December 31
	2012	2011
	(Dollars in thousands)
Net income	$42,627	$45,436
Diluted earnings per share	$1.95	$2.12
Return on average assets	0.83%	0.96%
Return on average equity	8.66%	9.93%
Stockholders' equity as % of assets	9.19%	9.44%

Net Interest Income    The amount of net interest income is affected by changes in interest rates and by the volume, mix, and interest rate sensitivity of interest-earning assets and interest-bearing liabilities.
On a fully tax-equivalent basis, net interest income was $173.9 million in 2012, a 3.3% increase from 2011 net interest income of $168.4 million.
The following table presents the Company’s average balances, net interest income, interest rate spread, and net interest margin for 2012, 2011, and 2010. Nontaxable income from loans and securities is presented on a fully tax-equivalent basis whereby tax-exempt income is adjusted upward by an amount equivalent to the prevailing income taxes that would have been paid if the income had been fully taxable.
Table 23 — Average Balance, Interest Earned/Paid & Average Yields

	Years Ended December 31
	2012			2011			2010
	AVERAGE BALANCE	INTEREST EARNED/ PAID	AVERAGE YIELD	AVERAGE BALANCE	INTEREST EARNED/ PAID	AVERAGE YIELD	AVERAGE BALANCE	INTEREST EARNED/ PAID	AVERAGE YIELD
	(Dollars in thousands)
Interest-earning assets
Interest earning deposits with banks, federal funds sold, and short term investments	$54,483	$132	0.24%	$65,053	$162	0.25%	$132,019	$337	0.26%
Securities
Trading assets	1,365	37	2.71%	8,329	285	3.42%	7,225	262	3.63%
Taxable investment securities	524,466	16,643	3.17%	540,564	20,041	3.71%	569,069	23,722	4.17%
Non-taxable investment securities(1)	1,746	140	8.02%	7,471	560	7.50%	15,877	1,138	7.17%
Total securities	527,577	16,820	3.19%	556,364	20,886	3.75%	592,171	25,122	4.24%

Loans held for sale	29,928	988	3.30%	14,646	482	3.29%	16,266	666	4.09%
Loans(2)
Commercial and industrial	625,789	25,309	4.04%	538,805	22,867	4.24%	427,004	19,457	4.56%
Commercial real estate (1)	1,923,602	93,582	4.86%	1,792,247	93,604	5.22%	1,646,419	94,217	5.72%
Commercial construction	159,271	6,698	4.21%	126,083	5,805	4.60%	155,524	7,507	4.83%
Small business	79,092	4,509	5.70%	78,851	4,606	5.84%	81,091	4,829	5.96%
Total commercial	2,787,754	130,098	4.67%	2,535,986	126,882	5.00%	2,310,038	126,010	5.45%
Residential real estate	425,084	17,848	4.20%	450,501	20,203	4.48%	525,203	25,235	4.80%
Residential construction	11,653	482	4.14%	5,685	260	4.57%	6,565	334	5.09%
Home equity	765,228	28,124	3.68%	635,695	24,015	3.78%	504,886	19,369	3.84%
Total consumer real estate	1,201,965	46,454	3.86%	1,091,881	44,478	4.07%	1,036,654	44,938	4.33%
Consumer — other	32,630	2,785	8.54%	53,551	4,171	7.79%	88,077	6,799	7.72%
Total loans	4,022,349	179,337	4.46%	3,681,418	175,531	4.77%	3,434,769	177,747	5.17%
Total Interest-Earning Assets	$4,634,337	$197,277	4.26%	$4,317,481	$197,061	4.56%	$4,175,225	$203,872	4.88%
Cash and Due from Banks	67,085			55,897			62,103
Federal Home Loan Bank Stock	35,155			35,854			35,854
Other Assets	377,450			336,617			316,234
Total Assets	$5,114,027			$4,745,849			$4,589,416

Interest-bearing liabilities
Deposits
Savings and interest checking accounts	$1,484,758	$2,820	0.19%	$1,355,478	$3,216	0.24%	$1,183,247	$4,397	0.37%
Money market	803,656	2,461	0.31%	728,380	3,050	0.42%	739,264	4,565	0.62%
Time certificates of deposits	646,873	5,422	0.84%	656,486	7,089	1.08%	814,462	11,292	1.39%
Total interest bearing deposits	2,935,287	10,703	0.36%	2,740,344	13,355	0.49%	2,736,973	20,254	0.74%
Borrowings
Federal Home Loan Bank and other borrowings	224,553	5,277	2.35%	284,400	7,199	2.53%	320,953	9,589	2.99%
Wholesale repurchase agreements	50,000	1,162	2.32%	50,000	1,748	3.50%	50,000	2,116	4.23%
Customer repurchase agreements	160,589	325	0.20%	143,904	536	0.37%	132,467	968	0.73%
Junior subordinated debentures	63,549	3,749	5.90%	61,857	3,663	5.92%	61,857	3,666	5.93%
Subordinated debt	30,000	2,177	7.26%	30,000	2,171	7.24%	30,000	2,170	7.23%
Total borrowings	528,691	12,690	2.40%	570,161	15,317	2.69%	595,277	18,509	3.11%
Total interest-bearing liabilities	$3,463,978	$23,393	0.68%	$3,310,505	$28,672	0.87%	$3,332,250	$38,763	1.16%
Demand deposits	1,070,577			910,701			773,718
Other liabilities	87,104			67,221			58,199
Total liabilities	$4,621,659			$4,288,427			$4,164,167
Stockholders’ equity	492,368			457,422			425,249
Total liabilities and stockholders’ equity	$5,114,027			$4,745,849			$4,589,416
Net interest income(1)		$173,884			$168,389			$165,109
Interest rate spread(3)			3.58%			3.69%			3.72%
Net interest margin(4)			3.75%			3.90%			3.95%
Supplemental Information
Total deposits, including demand deposits	$4,005,864	$10,703		$3,651,045	$13,355		$3,510,691	$20,254
Cost of total deposits			0.27%			0.37%			0.58%
Total funding liabilities, including demand deposits	$4,534,555	$23,393		$4,221,206	$28,672		$4,105,968	$38,763
Cost of total funding liabilities			0.52%			0.68%			0.94%

(1)
The total amount of adjustment to present interest income and yield on a fully tax-equivalent basis is $1.1 million, $1.3 million and $1.1 million in 2012, 2011, and 2010, respectively. The FTE adjustment relates to nontaxable investment securities with average balances of $1.7 million, $7.5 million, and $15.9 million, in 2012, 2011, and 2010 respectively, and nontaxable industrial development bonds with average balance of $36.3 million, $37.6 million, and $32.2 million in 2012, 2011, and 2010, respectively.

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
Table 24 — Volume Rate Analysis

	Years Ended December 31
	2012 Compared To 2011			2011 Compared To 2010			2010 Compared To 2009
	Change Due to Rate(1)	Change Due to Volume	Total Change	Change Due to Rate(1)	Change Due to Volume	Total Change	Change Due to Rate(1)	Change Due to Volume	Total Change
	(Dollars in thousands)
Income on interest-earning assets
Interest earning deposits, federal funds sold and short term investments	$(4)	$(26)	$(30)	$(4)	$(171)	$(175)	$(232)	$279	$47
Securities
Trading assets	(10)	(238)	(248)	(17)	40	23	120	(97)	23
Taxable securities	(2,801)	(597)	(3,398)	(2,493)	(1,188)	(3,681)	(3,024)	(1,710)	(4,734)
Non-taxable securities(2)	9	(429)	(420)	25	(603)	(578)	118	(437)	(319)
Total securities			(4,066)			(4,236)			(5,030)
Loans held for sale	3	503	506	(118)	(66)	(184)	(48)	85	37
Loans
Commercial and industrial	(1,250)	3,692	2,442	(1,684)	5,094	3,410	(773)	4,275	3,502
Commercial real estate	(6,882)	6,860	(22)	(8,958)	8,345	(613)	(5,585)	13,786	8,201
Commercial construction	(635)	1,528	893	(281)	(1,421)	(1,702)	(130)	(1,865)	(1,995)
Small business	(111)	14	(97)	(90)	(133)	(223)	(45)	(269)	(314)
Total commercial			3,216			872			9,394
Residential real estate	(1,215)	(1,140)	(2,355)	(1,443)	(3,589)	(5,032)	(1,214)	(884)	(2,098)
Residential construction	(51)	273	222	(29)	(45)	(74)	(79)	(392)	(471)
Home equity	(784)	4,893	4,109	(372)	5,018	4,646	(384)	2,230	1,846
Total consumer real estate			1,976			(460)			(723)
Total other consumer	244	(1,630)	(1,386)	37	(2,665)	(2,628)	280	(3,819)	(3,539)
Loans(2)(3)			3,806			(2,216)			5,132
Total			$216			$(6,811)			$186
Expense of interest-bearing liabilities
Deposits
Savings and interest checking accounts	$(703)	$307	$(396)	$(1,821)	$640	$(1,181)	$(1,757)	$1,401	$(356)
Money market	(904)	315	(589)	(1,448)	(67)	(1,515)	(3,004)	1,024	(1,980)
Time certificates of deposits	(1,563)	(104)	(1,667)	(2,013)	(2,190)	(4,203)	(6,260)	(2,313)	(8,573)
Total interest-bearing deposits			(2,652)			(6,899)			(10,909)
Borrowings
Federal Home Loan Bank and other borrowings	(407)	(1,515)	(1,922)	(1,298)	(1,092)	(2,390)	641	(2,571)	(1,930)
Wholesale repurchase agreements	(586)	—	(586)	(368)	—	(368)	11	—	11
Customer repurchase agreements	(273)	62	(211)	(516)	84	(432)	(341)	18	(323)
Junior subordinated debentures	(14)	100	86	(3)	—	(3)	(73)	—	(73)
Subordinated debt	6	—	6	1	—	1	(8)	—	(8)
Total borrowings			(2,627)			(3,192)			(2,323)
Total			$(5,279)			$(10,091)			$(13,232)
Change in net interest income			$5,495			$3,280			$13,418

(1)
The changes for each category of interest income and expense are divided between the portion of change attributable to the variance in volume and the portion of the change attributable to the variances in rate for that category. The unallocated change in rate or volume variance has been allocated to the rate variances.

(2)	The total amount of adjustment to present interest income and yield on a fully tax-equivalent basis is $1.1 million, $1.3 million, and $1.1 million in 2012, 2011, and 2010, respectively.

(3)	Loans include portfolio loans and nonaccrual loans, however unpaid interest on nonaccrual loans has not been included for purposes of determining interest income.
The increase in net interest income is driven mainly by reductions in the Company’s overall cost of funding, stemming from the Company’s strategy to create a funding mix that focuses on core deposits. Although average loan balances increased, a reduction in loan yields, as well as a decline in the size of and yield on the securities portfolio, reduced overall growth in interest income.

Provision For Loan Losses    The provision for loan losses represents the charge to expense that is required to maintain an adequate level of allowance for loan losses. The provision for loan losses totaled $18.1 million in 2012, compared with $11.5 million in 2011, an increase of $6.6 million. The Company’s allowance for loan losses, as a percentage of total loans, was 1.15%, as compared to 1.27% at December 31, 2011. The decrease in this percentage is driven by loans acquired in connection with the Central acquisition which have been recorded at fair value, including a reduction for estimated credit losses and without carryover of the respective portfolio's historical allowance for loan losses.
The increase in the amount of the provision for loan losses is the result of shifts in the composition of loan portfolio mix, as certain portfolios require different levels of allowance allocation based upon the risks associated with each portfolio, as well as portfolio growth of outstanding balances, offset by improvements in certain asset quality measures. Net charge-offs for the year ended December 31, 2012 totaled $14.5 million, an increase of $5.0 million from the prior year. The increase in net charge-offs was largely impacted by a customer fraud situation, which resulted in a net charge-off of $4.8 million.
Although the national economic environment remains challenging, regional and local general economic conditions continued to show improvement during 2012, as measured in terms of employment levels, statewide economic activity, and other regional economic indicators. Local residential real estate market fundamentals were improved during 2012 characterized by a higher level of home sales, lower inventory levels, and stabilized prices compared to the same period in 2011. Additionally, completed foreclosure activity declined during 2012. Regional commercial real estate market conditions were mixed, with some areas experiencing a continued recovery, and others still exhibiting higher vacancy rates and negative absorption. Leading economic indicators signal continued economic improvement through the first part of 2013; however, uncertainty persists and economic growth is expected to be slow.
Management’s periodic evaluation of the adequacy of the allowance for loan losses considers past loan loss experience, known and inherent risks in the loan portfolio, adverse situations which may affect the borrowers’ ability to repay, the estimated value of the underlying collateral, if any, and current economic conditions. Substantial portions of the Bank’s loans are secured by real estate in Massachusetts and Rhode Island. Accordingly, the ultimate collectability of a substantial portion of the Bank’s loan portfolio is susceptible to changes in property values within those states.

Noninterest Income    The following table sets forth information regarding noninterest income for the periods shown:
Table 25 — Noninterest Income

	Years Ended December 31
			Change
	2012	2011	Amount	%
	(Dollars in thousands)
Service charges on deposit accounts	$15,930	$16,628	$(698)	(4.2)%
Interchange and ATM fees	9,783	7,733	2,050	26.5%
Investment management	14,779	13,532	1,247	9.2%
Mortgage banking income	6,500	4,197	2,303	54.9%
Increase in cash surrender value of life insurance policies	3,114	3,170	(56)	(1.8)%
Gains realized on life insurance policies	1,307	—	1,307	100.0%
Loan level derivative income	3,457	2,093	1,364	65.2%
Net gain on sales of securities	5	723	(718)	(99.3)%
Net impairment losses recognized in earnings on securities	(76)	(243)	167	(68.7)%
Other noninterest income	7,217	4,867	2,350	48.3%
Total	$62,016	$52,700	$9,316	17.7%
Noninterest income, which is generated by deposit account service charges, interchange and ATM fees, investment management services, mortgage banking activities, cash surrender value of life insurance, and miscellaneous other sources, amounted to $62.0 million in 2012, a $9.3 million, or 17.7%, increase from the prior year. The primary reasons for the variances in the noninterest income category shown in the preceding table are noted below:
Service charges on deposit accounts, which represented 25.7% of total noninterest income, decreased from $16.6 million in 2011 to $15.9 million in 2012, mainly due to a decrease in customer utilization of overdraft privileges on checking accounts.
Interchange and ATM fees increased $2.1 million, or 26.5%, due to increased debit card usage by the Bank’s customers, driven by increased promotion, marketing campaigns, and sales activity.
Investment management revenue increased by $1.2 million, or 9.2%, for the year ended December 31, 2012, as compared to the same period in 2011. The increase is attributable to strong sales results and general market appreciation, as well as an increase in assets under administration, which had risen to $2.2 billion at December 31, 2012 representing a 31.0% increase from the prior year.
Mortgage banking revenue of $6.5 million in 2012, increased by 54.9% from the $4.2 million recorded in 2011, reflective of strong mortgage originations and refinancing activity due to the low rate environment.
The Company received proceeds on life insurance policies in the amount of $2.7 million during the third quarter, resulting in a gain of $1.3 million. The gain represented tax-exempt income to the Company. There were no such proceeds received in the prior year.
The loan level derivative income increased $1.4 million, or 65.2%, driven by increased activity by the Company's commercial customers. This service is used to offer customers a longer term fixed rate cash flow on loans while allowing the Bank to manage interest rate risk.
Other noninterest income increased by $2.4 million, or 48.3%, for the year ended December 31, 2012, as compared to the same period in 2011, driven by $798,000 associated with the purchase of tax credits, $431,000 attributable to the change in the fair value of the Company’s trading securities from the prior year, as well as increases in various other categories, including merchant processing income and asset-based lending fee income.

Noninterest Expense    The following table sets forth information regarding noninterest expense for the periods shown:
Table 26 — Noninterest Expense

	Years Ended December 31
			Change
	2012	2011	Amount	%
	(Dollars in thousands)
Salaries and employee benefits	$84,014	$81,275	$2,739	3.4%
Occupancy and equipment expenses	17,307	16,916	391	2.3%
Data processing and facilities management	4,644	4,891	(247)	-5.1%
Advertising	3,949	3,876	73	1.9%
FDIC assessment	3,232	3,496	(264)	-7.6%
Consulting	2,801	2,660	141	5.3%
Legal fees	2,223	2,262	(39)	-1.7%
Merger & acquisitions expenses	6,741	—	6,741	100.0%
Goodwill impairment	2,227	—	2,227	100.0%
Telecommunications	2,324	2,092	232	11.1%
Prepayment fees on borrowings	7	757	(750)	(99.1)%
Other noninterest expense	29,990	27,488	2,502	9.1%
Total	$159,459	$145,713	$13,746	9.4%
Inclusive of merger and integration costs, noninterest expense increased by $13.7 million, or 9.4%, during the year ended December 31, 2012 as compared to the same period in 2011. Excluding merger and acquisition, goodwill impairment and other noncore items, noninterest expenses were well contained increasing only 3.8% over the prior year. The primary reasons for the variances in the noninterest expense category shown in the preceding table are noted below:
Salaries and employee benefits increased by $2.7 million, or 3.4%, for the year ended December 31, 2012, as compared to the same period in 2011, mainly attributable to an increase in commissions earned, benefit plan expenses, as well as the inclusion of Central's employee base in the fourth quarter of 2012.
Occupancy and equipment expenses increased by $391,000, or 2.3% due partly to acquired Central facilities offset by decreases in costs related to snow removal.
Merger and acquisition expenses associated with the Central Acquisition were $6.7 million for the year ended 2012.
During 2012 the Company recorded a $2.2 million goodwill impairment charge, which represented the total amount of goodwill relating to Compass Exchange Advisors, LLC which was acquired in January 2007. There were no other goodwill impairment charges recognized during the year ended 2012 or in the prior year.
Total other noninterest expense increased by $2.5 million, or 9.1%, for the year ended December 31, 2012, as compared to the same period in 2011. The increase is primarily attributable to the increases in the following: contract labor increased $640,000 driven by the outsourcing of various mortgage banking functions, internet banking increased by $453,000 due to implementation of to a new on-line banking vendor, debit card expense increased $387,000 due to increased customer usage, and appraisal costs increased by $327,000 due to loan growth experienced during the year.

Income Taxes    The tax effect of all income and expense transactions is recognized by the Company in each year’s consolidated statements of income, regardless of the year in which the transactions are reported for income tax purposes. The following table sets forth information regarding the Company’s tax provision and applicable tax rates for the periods indicated:
Table 27 — Tax Provision and Applicable Tax Rates

	December 31
	2012	2011	2010
	(Dollars in thousands)
Combined federal and state income tax provisions	$14,673	$17,148	$12,227
Effective income tax rates	25.6%	27.4%	23.3%
Blended federal and state statutory tax rate	40.9%	41.2%	41.5%
Effective July 1, 2008 Massachusetts state legislation was passed which enacted corporate tax reform. As a result of that legislation, the state tax rate was reduced by 1.5% over a three year period which began on January 1, 2010 and has resulted in a blended statutory rate of 40.9% in 2012. The Company's effective rate, which is lower than the statutory rate, is attributable to certain tax preference assets such as the non-taxable increase in cash surrender value of life insurance and tax exempt bonds as well as federal tax credits recognized, primarily in connection with the New Markets Tax Credit (“NMTC”) program. The decrease in the Company’s effective tax rate in 2012 was primarily attributable to additional New Markets Tax Credits awarded in 2012 as well as an increase in tax exempt income.
As of December 31, 2012, the Company has been awarded a total of $191.0 million in tax credit allocation authority under the Federal New Markets Tax Credit Program. Tax credits are eligible to be recognized over a seven year period totaling 39.0% of the total award, as capital is invested into a subsidiary which will lend to qualifying businesses in low income communities. Accordingly, the Company has received and continues to receive eligible aggregated tax credits totaling $74.5 million. The following table details the tax credit recognition by year associated with this program:
Table 28 — New Markets Tax Credit Recognition Schedule

Investment			Prior Years	2012	2013	2014	2015	2016	Thereafter	Total Credits
			(Dollars in thousands)
2004	$15.0	M	$5,850	$—	$—	$—	$—	$—	$—	$5,850
2005	15.0	M	5,850	—	—	—	—	—	—	5,850
2007	38.2	M	10,314	2,292	2,292	—	—	—	—	14,898
2008	6.8	M	1,428	408	408	408	—	—	—	2,652
2009	10.0	M	1,500	600	600	600	600	—	—	3,900
2010	40.0	M	4,000	2,000	2,400	2,400	2,400	2,400	—	15,600
2012	21.4	M	—	1,071	1,071	1,071	1,285	1,285	2,570	8,353
2013*	44.6	M	—	—	2,229	2,229	2,229	2,675	8,025	17,387
Total	$191.0	M	$28,942	$6,371	$9,000	$6,708	$6,514	$6,360	$10,595	$74,490
* Amount anticipated to be invested.
Deferred tax assets generally represent items that can be used as a tax deduction or credit in future income tax returns, for which a financial statement tax benefit has already been recognized. The realization of the net deferred tax asset generally depends upon future levels of taxable income and the existence of prior years’ taxable income to which carry-back refund claims could be made. If current available information makes it more likely than not that a deferred tax asset will be fully realized, a valuation allowance is established. Deferred tax assets are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. The effect of a change in enacted tax rates on the deferred tax assets is recognized in income in the period that includes the enactment date. The deferred tax asset was $25.3 million and $16.1 million at December 31, 2012 and 2011, respectively. The Company had no recorded deferred tax valuation allowance as of December 31, 2012 and 2011.
Dividends    The Company declared cash dividends of $0.84 per common share in 2012 and $0.76 in 2011. The 2012 and 2011 ratio of dividends paid to earnings was 52.77% and 35.88%, respectively. The increase in the payout ratio for 2012 is due to the acceleration of the payment of the Company's fourth quarter dividend, which was paid on December 31, 2012, and would have been typically paid during the second week of the following month.
Since substantially all of the funds available for the payment of dividends are derived from the Bank, future dividends of the Company will depend on the earnings of the Bank, its financial condition, its need for funds, applicable governmental policies and regulations, and other such matters as the Board of Directors deem appropriate.
Comparison of 2011 vs. 2010    The Company’s total assets were $5.0 billion, which represents an increase of $274.5 million, or 5.8%, at December 31, 2011 compared to December 31, 2010. Total average assets were $4.7 billion and $4.6 billion in 2011 and 2010, respectively. Total securities of $518.5 million, at December 31, 2011, decreased $69.3 million compared to the $587.8 million reported on December 31, 2010. Total loans of $3.8 billion, at December 31, 2011 increased $238.7 million compared to the prior year ended December 31, 2010. Total deposits of $3.9 billion at December 31, 2011 reflected an increase of $249.0 million, or 6.9%, compared to December 31, 2010. Borrowings decreased by $27.7 million, or 4.9%, during the year ended December 31, 2011. Stockholders’ equity increased by $32.6 million in 2011.
Net income for 2011 was $45.4 million, or $2.12 per diluted share, compared to $40.2 million, or $1.90 per diluted share, in 2010. Return on average assets and return on average common equity were 0.96% and 9.93%, respectively, for 2011 and 0.88% and 9.46%, respectively, for 2010.
On a fully tax-equivalent basis, net interest income was $168.4 million in 2011, a 2.0% increase from 2010 net interest income of $165.1 million. The increase in net interest income was driven mainly by reductions in the Company’s overall cost of funding, stemming from the Company’s strategy to create a funding mix that focuses on core deposits. Although average loan balances increased, a reduction in loan yields, as well as a decline in the size of and yield on the securities portfolio, reduced overall growth in interest income.
Interest expense for the year ended December 31, 2011 decreased to $28.7 million from the $38.8 million recorded in 2010, a decrease of $10.1 million, or 26.0%. The total cost of funds decreased 26 basis points to 0.68% for 2011 as compared to 0.94% for 2010. Average interest-bearing deposits increased $3.4 million, or 0.1%, over the prior year while the cost of these deposits decreased from 0.74% in 2010 to 0.49% in 2011 primarily attributable to the active management of the Company's deposit costs.
Average borrowings decreased in 2011 by $25.1 million, or 4.2%, from the 2010 average balance, with the average cost of borrowings decreasing to 2.69% from 3.11%.
The provision for loan losses totaled $11.5 million in 2011, compared with $18.7 million in 2010, a decrease of $7.2 million. The Company’s allowance for loan losses, as a percentage of total loans, was 1.27%, as compared to 1.30% at December 31, 2010. For the year ended December 31, 2011, net loan charge-offs totaled $9.5 million, a decrease of $5.3 million from the prior year.
The decrease in the amount of the provision for loan losses is the result of improvements in certain asset quality measures, offset by shifts in the composition of loan portfolio mix, as certain portfolios require different levels of allowance allocation based upon the risks associated with each portfolio, as well as portfolio growth of outstanding balances. While the total loan portfolio increased by 6.7% for the year ended December 31, 2011, growth among the commercial components of 8.3% continued to outpace the consumer lending components which increased 3.3%. These lending categories each exhibit different credit risk characteristics.
Noninterest income, which is generated by deposit account service charges, interchange and ATM fees, investment management services, mortgage banking activities, an increase in cash surrender value of life insurance, and miscellaneous other sources, amounted to $52.7 million in 2011, a $5.8 million, or 12.4%, increase from the prior year.
Service charges on deposit accounts, which represented 31.6% of total noninterest income in 2011, increased from $13.6 million in 2010 to $16.6 million in 2011, mainly due to increased customer utilization of overdraft privileges on checking accounts.
Interchange and ATM fees increased $2.6 million, or 52.1%, the increase was partially due to a reclassification of interchange income that was previously recorded as a net expense in other noninterest expense amounting to $1.5 million, as well as increased debit card usage by the Bank's customers. Debit card usage had increased due to marketing promotions related to a debit card point program.
Investment management revenue increased by $1.8 million, or 15.4%, for the year ended December 31, 2011, as compared to the same period in 2010. Assets under administration at December 31, 2011 were $1.7 billion, an increase of $79.9 million, or 5.1%, as compared to December 31, 2010. This increase is largely due to strong sales results and general market appreciation.
Mortgage banking revenue of $4.2 million in 2011, decreased by 16.7% from the $5.0 million recorded in 2010, reflective of a lower volume of mortgage originations due to a decline in refinancing activity experienced in 2011 as compared to prior year.

A $723,000 net gain on the sale of securities was recorded for the year ended December 31, 2011 as compared to a $458,000 net gain on the sale of securities for the year ended December 31, 2010.
The Company recorded total credit related impairment charges on certain pooled trust preferred securities and one private mortgage-backed security of $234,000 and $334,000, for the years ended December 31, 2011 and December 31, 2010, respectively.
Other noninterest income decreased by $1.2 million, or 14.3%, for the year ended December 31, 2011, as compared to the same period in 2010, largely attributable to decreases in income from the Company’s loan level derivatives program and the change in the fair value of the Company's trading securities.
Noninterest expense increased by $6.0 million, or 4.3%, during the year ended December 31, 2011 as compared to the same period in 2010. The primary reasons for the increase in noninterest expense by category are noted below:
Salaries and employee benefits increased by $4.3 million, or 5.6%, for the year ended December 31, 2011, as compared to the same period in 2010, attributable to incremental hiring, expansion of the commercial banking business to support growth initiatives, higher levels of performance based incentive compensation and other benefit expenses.
Occupancy and equipment expenses increased by $905,000, or 5.7% due to increased rent of leased property, snow removal and impairment on fixed assets associated with branch closings.
Advertising increased by $1.7 million, or 78.5%, due to an increase in marketing efforts to promote the Bank's growth, largely in the consumer categories of loans and deposits.
FDIC assessment decreased by $1.8 million, or 33.4% due to a lower assessment rate that was effective starting in the second quarter of 2011.
During the fourth quarter of 2011, the Company prepaid $28.0 million of borrowings, resulting in a prepayment penalty of $757,000.
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

Credit Risk    Credit risk represents the possibility that customers may not repay loans or other contractual obligations according to their terms due to a decline in their credit quality. In some cases, the collateral securing the payment of the loans may be sufficient to assure repayment, but in other cases the Company may experience significant credit losses which could have an adverse effect on its operating results. The Company makes various assumptions and judgments about the collectability of its loan portfolio, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. For further discussion regarding the credit risk and the credit quality of the Company’s loan portfolio, see Note 4, “Loans, Allowance for Loan Losses, and Credit Quality” within Notes to Consolidated Financial Statements included in Item 8 hereof.
Operations Risk    Operations risk is the risk of loss due to human behavior, inadequate or failed internal systems and controls, and external influences such as market conditions, fraudulent activities, disasters and security risks. The Company continuously strives to strengthen its system of internal controls, operating processes and employee awareness. The Bank has an Operations Risk Management Committee that meets monthly and reports to the Board quarterly or more frequently if events occur that warrant reporting to the Board more frequently. The committee is chaired by the Chief Technology and Operations Officer and members of the Committee include representatives from Audit, Finance, Technology, Compliance, Information Security and periodic attendance from business units throughout the organization. An operations risk management dashboard is updated quarterly and reviewed with the Board.

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
Strategic and Reputation Risk    Strategic and reputation risk represent the risk of loss due to impairment of reputation, failure to fully develop and execute business plans, and failure to assess current and new opportunities in business, markets and products. Mitigation of strategic and/or reputational risk is achieved through robust annual strategic planning and frequent executive strategic reviews, ongoing competitive and technological observation, rigorous assessment processes of new product, new branch, and new business initiatives, adherence to ethical standards and a philosophy of customer advocacy, a structured process of customer complaint resolution, and ongoing reputational monitoring and management tools.
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
The Company quantifies its interest rate exposures using net interest income simulation models, as well as simpler gap analysis, and Economic Value of Equity analysis. Key assumptions in these simulation analyses relate to behavior of interest rates and behavior of the Company’s deposit and loan customers. The most material assumptions relate to the prepayment of mortgage assets (including mortgage loans and mortgage-backed securities) and the life and sensitivity of nonmaturity deposits (e.g. DDA, NOW, savings and money market). In the case of prepayment of mortgage assets, assumptions are derived from published dealer median prepayment estimates for comparable mortgage loans. The risk of prepayment tends to increase when interest rates fall. Since future prepayment behavior of loan customers is uncertain, the resultant interest rate sensitivity of loans cannot be determined exactly.
The Company’s policy on interest-rate risk simulation specifies that for all "core" interest rate scenarios, estimated net interest income for the subsequent one-year period, should not decline by more than 10%. The Company's core scenarios for December 31, 2012, included five instantaneous parallel shifts (“shock”) to market interest rates, and four gradual (12 to 24 months) shifts in interest rates:

Table 29 — Interest Rate Sensitivity

	Years Ended December 31
	2012	2011
Parallel rate shocks (basis points)
-100	(0.50)%	n/a
+100	4.20%	n/a
+200	8.10%	n/a
+300	12.00%	9.90%
+400	15.70%	n/a

Gradual rate shifts (basis points)
+100 over 12 months	0.30%	(0.10)%
+200 over 12 months	3.50%	2.60%
+400 over 24 months	3.60%	2.70%
Flat +500 over 12 months	4.40%	3.20%

The Company's policy on interest rate risk simulation also specifies that estimated net interest income for the second year of all “core scenarios” should decline by less than 15.0%. The Company was well within policy limits at December 31, 2012 and 2011. It should be emphasized, however, that the results are dependent on material assumptions such as those discussed above. For instance, asymmetrical rate behavior can have a material impact on the simulation results. If competition for deposits forced the Company to raise rates on those liabilities quicker than is assumed in the simulation analysis without a corresponding increase in asset yields, net interest income may be negatively impacted. Alternatively, if the Company is able to lag increases in deposit rates as loans re-price upward, net interest income would be positively impacted.
The most significant factors affecting market risk exposure of the Company’s net interest income during 2012 were (i) the shape of the U.S. Government securities and interest rate swap yield curve, (ii) the level of U.S. prime interest rate and LIBOR rates, and (iii) the level of interest rates being offered on long-term fixed rate loans.
The Company manages the interest rate risk inherent in both its loan and borrowing portfolios by utilizing interest rate swap agreements and interest rate caps and floors. An interest rate swap is an agreement whereby one party agrees to pay a floating rate of interest on a notional principal amount in exchange for receiving a fixed rate of interest on the same notional amount for a predetermined period of time from a second party. Interest rate caps and floors are agreements whereby one party agrees to pay a floating rate of interest on a notional principal amount for a predetermined period of time to a second party if certain market interest rate thresholds are realized. The amounts relating to the notional principal amount are not actually exchanged. See Note 11, “Derivatives and Hedging Activities” within Notes to Consolidated Financial Statements included in Item 8 hereof for additional information regarding the Company’s Derivative Financial Instruments.
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
The Company’s earnings are not directly or materially impacted by movements in foreign currency rates or commodity prices. Movements in equity prices may have a modest impact on earnings by affecting the volume of activity or the amount of fees from investment-related business lines, as well as changes in the fair value of trading securities, if any. (See Note 3, “Securities” within the Notes to the Consolidated Financial Statements included in Item 8 hereof).

Liquidity Risk    Liquidity risk is the risk that the Company will not have the ability to generate adequate amounts of cash in the most economical way for the institution to meet its ongoing obligations to pay deposit withdrawals, service borrowings, and to fund loan commitments. The Company’s primary sources of funds are deposits, borrowings, and the amortization, prepayment and maturities of loans and securities. The Bank utilizes its extensive branch network to access retail customers who provide a stable base of in-market core deposits. These funds are principally comprised of demand deposits, interest checking accounts, savings accounts, and money market accounts. Deposit levels are greatly influenced by interest rates, economic conditions, and competitive factors.

The Company actively manages its liquidity position under the direction of the Asset/ Liability Committee (ALCO). The Company’s primary measure of short-term liquidity is the Basic Surplus/Deficit as a percentage of assets. This ratio, which is an analysis of the relationship between liquid assets and short-term liabilities relative to total assets, was well within policy limits at December 31, 2012. The Basic Surplus measure is affected primarily by changes in deposits, securities and short-term investments, loans and borrowings. An increase in deposits, without a corresponding increase in nonliquid assets, will improve the Basic Surplus measure, whereas, an increase in loans, with no increase in deposits, will decrease the measure. Other factors affecting the Basic Surplus measure include collateral requirements at the FHLB, changes in the securities portfolio, and the mix of deposits.
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
Borrowing capacity at the FHLB and the Federal Reserve is impacted by the amount and type of assets available to be pledged. For example, a prime, one-to-four family, residential loan, may provide 75 cents of borrowing capacity for every $1.00 pledged, whereas, a commercial loan may provide a lower amount. As a result, the Company’s strategic lending decisions can also affect its liquidity position.
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
The table below shows outstanding borrowing balances and the remaining unused liquidity capacity from various sources as of the periods indicated:
Table 30 — Sources of Liquidity

	December 31
	2012			2011
	Outstanding	Additional Borrowing Capacity		Outstanding	Additional Borrowing Capacity
	(Dollars in thousands)
Federal Home Loan Bank of Boston	$271,569	$661,922		$229,701	$526,556
Federal Reserve Bank of Boston	—	766,195		—	618,787
Unpledged securities	—	114,953		—	83,791
Wholesale repurchase agreements	50,000	—	(1)	50,000	—	(1)
Customer repurchase agreements	153,359	—	(1)	166,128	—	(1)
Junior subordinated debentures	74,127	—	(1)	61,857	—	(1)
Subordinated debt	30,000	—	(1)	30,000	—	(1)
Parent Company line of credit	12,000	8,000		—	—
Brokered deposits(2)	96,033	—	(1)	78,965	—	(1)
	$687,088	$1,551,070		$616,651	$1,229,134

(1)	The additional borrowing capacity has not been assessed for these categories.

(2)	Inclusive of $72.2 million and $55.2 million of brokered deposits acquired through participation in the CDARS program as of December 31, 2012 and 2011, respectively.
In addition to policies used for managing operational liquidity, the Board of Directors and the Asset/Liability Committee of the Bank recognize the need to establish reasonable guidelines for managing through an environment of heightened liquidity risk. Catalysts for elevated liquidity risk can be Bank-specific issues and/or systemic industry-wide events. It is, therefore, the responsibility of the Board and ALCO to institute systems and controls to provide advanced detection of potentially significant funding shortages, establish methods for assessing and monitoring risk levels, and institute prompt responses that may alleviate/circumvent a potential liquidity crisis. As such, the Board of Directors and the ALCO have put a Liquidity Contingency Plan in place. The overall goal of this plan is to provide a framework for the Bank to help detect liquidity problems promptly and appropriately address potential liquidity problems in a timely manner. In a period of perceived heightened liquidity risk, the Liquidity Contingency Plan provides for the establishment of a Liquidity Crisis Task Force. The Liquidity Crisis Task Force is responsible for monitoring the potential for a liquidity crisis and for establishing and executing an appropriate response.

Contractual Obligations, Commitments, Contingencies, and Off-Balance Sheet Financial Instruments

The Company has entered into contractual obligations, commitments, and off-balance sheet financial instruments. The following tables summarize the Company’s contractual obligations, other commitments, contingencies, and off-balance sheet financial instruments at December 31, 2012:
Table 31 — Contractual Obligations, Commitments, Contingencies, and Off-Balance Sheet
Financial Instruments by Maturity

	Payments Due — By Period
Contractual Obligations, Commitments and Contingencies	Total	Less than One Year	One to Three Years	Four to Five Years	After Five Years
	(Dollars in thousands)
FHLB advances(1)	$261,134	$163,134	$18,000	$75,000	$5,000
Junior subordinated debentures(1)	73,198	—	—	—	73,198
Subordinated debt	30,000	—	—	—	30,000
Time certificates of deposits	753,125	518,957	165,637	68,477	54
All other deposits with no maturity	3,793,552	3,793,552	—	—	—
Lease obligations	55,571	7,540	14,614	13,040	20,377
Data processing and core systems	20,287	5,312	9,632	4,212	1,131
Other vendor contracts	5,839	2,147	2,444	1,248	—
Retirement benefit obligations(2)	30,896	333	711	887	28,965
Other
Wholesale repurchase agreements	50,000	—	50,000	—	—
Customer repurchase agreements	153,359	153,359	—	—	—
Other borrowings	12,000	12,000	—	—	—
Total Contractual Obligations	$5,238,961	$4,656,334	$261,038	$162,864	$158,725
	Amount of Commitment Expiring — By Period
Off-Balance Sheet Financial Instruments	Total	Less than One Year	One to Three Years	Four to Five Years	After Five Years
Lines of credit	$595,028	$132,120	$74	$—	$462,834
Standby letters of credit	25,468	25,366	102	—	—
Other loan commitments	842,407	527,635	24,412	63,650	226,710
Forward commitments to sell loans	106,307	106,307	—	—	—
Interest rate swaps - notional value(3)	200,000	50,000	75,000	50,000	25,000
Customer-related positions
Foreign exchange contracts - notional value(4)	42,516	42,516	—	—	—
Loan level interest rate swaps - notional value(5)	502,248	16,766	171,283	88,656	225,543
Total Commitments	$2,313,974	$900,710	$270,871	$202,306	$940,087

(1)
The Company has hedged certain short-term borrowings and variable rate junior subordinated debentures, effectively converting the borrowings to a fixed rate. Amounts maturing represent contractual amounts due and exclude any amortization of fair value marks associated with acquired borrowings.

(2)
Retirement benefit obligations include expected contributions to the Company’s frozen pension plan, post retirement plan, and supplemental executive retirement plans. Expected contributions for the pension plan have been included only through plan year July 1, 2012 — June 30, 2013. Contributions beyond this plan year cannot be quantified as they will be determined based upon the return on the investments in the plan and the discount rate used to quantify the liability. Expected contributions for the post retirement plan and supplemental executive retirement plans include obligations that are payable over the life of the participants.

(3)	Interest rate swaps on borrowings and junior subordinated debentures (Bank pays fixed, receives variable). Amounts relating to the notional principal amounts are not actually exchanged.

(4)
Offsetting positions to interest rate foreign exchange contracts offered to commercial borrowers through the Company’s derivative Program. Amounts relating to the notional principal amounts are not actually exchanged.

(5)
Offsetting positions to Interest rate swaps offered to commercial borrowers through the Company’s loan-level derivative program. Amounts relating to the notional principal amounts are not actually exchanged.

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
Income Taxes    The Company accounts for income taxes using two components of income tax expense, current and deferred.  Accrued taxes represent the net estimated amount due to or to be received from taxing authorities in the current year. In estimating accrued taxes, management assesses the relative merits and risks of the appropriate tax treatment of transactions taking into account statutory, judicial, and regulatory guidance in the context of the Company’s tax position. Deferred tax assets and liabilities represent the future effects on income taxes that result from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, and carry-forwards that exist at the end of a period. Deferred tax assets and liabilities are measured using enacted tax rates and provisions of the enacted tax law and are not discounted to reflect the time-value of money. The effect of any change in enacted tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. Deferred tax assets are assessed for recoverability. The Company would record a valuation allowance if it believes based on available evidence that it is more likely than not that the deferred tax assets recognized will not be realized before their expiration. The amount of the deferred tax asset recognized and considered realizable could be reduced if projected income is not achieved due to various factors such as unfavorable business conditions. If projected income is not expected to be achieved, the Company would record a valuation allowance to reduce its deferred tax assets to the amount that it believes can be realized in its future tax returns. The Company had no recorded deferred tax valuation allowance as of December 31, 2012. Additionally, deferred tax assets and liabilities are calculated based on tax rates expected to be in effect in future periods. Previously recorded tax assets and liabilities need to be adjusted when the expected date of the future event is revised based upon current information. The Company may also record an unrecognized tax benefit related to uncertain tax positions taken by the Company on its tax returns for which there is less than a 50% likelihood of being recognized upon a tax examination. All movements in unrecognized tax benefits are recognized through the provision for income taxes. Taxes are discussed in more detail in Note 12, “Income Taxes” within Notes to the Consolidated Financial Statements included in Item 8 hereof.
Valuation of Goodwill/Intangible Assets and Analysis for Impairment    The Company has increased its market share through the acquisition of entire financial institutions accounted for under the acquisition method of accounting, as well as from the acquisition of branches (not the entire institution) and other nonbanking entities. For all acquisitions, the Company is required to record assets acquired and liabilities assumed at their fair value, which is an estimate determined by the use of internal or other valuation techniques. Goodwill is evaluated for impairment at least annually, or more often if warranted, using a combined qualitative and quantitative impairment approach. The initial qualitative approach assesses whether the existence of events or circumstances led to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, the Company determines it is more likely than not that the fair value is less than carrying value the two step quantitative impairment test is performed. Step one of the quantitative impairment testing compares book value to the fair value of the reporting unit. If test one is failed, a more detailed analysis is performed, which involves measuring the excess of the fair value of the reporting unit, as determined in step one, over the aggregate fair value of the individual assets, liabilities, and identifiable intangibles as if the reporting unit was being acquired in a business combination. Goodwill impairment charges totaling $2.2 million dollars, associated with the asset purchase of Compass on January 1, 2007, were recorded during 2012. Compass’ business model success is closely correlated to the volume of U.S. commercial real estate transactions and the interest rate spread that can be obtained on short-term funds among other factors. A sharpened reduction in real estate transactions and the projected continuation of low interest rates resulted in the impairment being recognized. Step 1 of the impairment testing was passed for all other reporting units during 2012. The remainder of the Company’s goodwill relates to acquisitions that are fully integrated into the retail banking operations, which management does not consider to be at risk of failing Step 1 in the near future. The Company’s intangible assets are subject to amortization and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be receivable. If applicable, the Company tests each of the intangibles by comparing the carrying value of the intangible to the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.
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
Recent Accounting Developments
See Note 1, “Summary of Significant Accounting Policies” within Notes to Consolidated Financial Statements included in Item 8 hereof.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management” in Item 7 hereof.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of
Independent Bank Corp.:
We have audited the accompanying consolidated balance sheets of Independent Bank Corp. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Independent Bank Corp. and subsidiaries at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 12, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts
March 12, 2013

Consolidated Balance Sheets

	December 31
	2012	2011
	(Dollars in thousands)
Assets
Cash and due from banks	$98,144	$58,301
Interest earning deposits with banks	117,330	179,203
Securities
Trading securities	—	8,240
Securities available for sale	329,286	305,332
Securities held to maturity (fair value $185,824 and $211,494)	178,318	204,956
Total securities	507,604	518,528
Loans held for sale (at fair value)	48,187	20,500
Loans
Commercial and industrial	687,511	575,716
Commercial real estate	2,122,153	1,847,654
Commercial construction	188,768	128,904
Small business	78,594	78,509
Residential real estate	604,668	416,570
Residential construction	8,213	9,631
Home equity - 1st position	487,246	381,784
Home equity - 2nd position	314,903	314,279
Consumer - other	26,955	41,343
Total loans	4,519,011	3,794,390
Less: allowance for loan losses	(51,834)	(48,260)
Net loans	4,467,177	3,746,130
Federal home loan bank stock	41,767	35,854
Bank premises and equipment, net	55,227	48,252
Goodwill	150,391	130,074
Identifiable intangible assets	11,753	10,648
Cash surrender value of life insurance policies	97,261	86,137
Other real estate owned & other foreclosed assets	12,150	6,924
Other assets	149,994	129,689
Total assets	$5,756,985	$4,970,240
Liabilities and Stockholders' Equity
Deposits
Demand deposits	$1,248,394	$992,418
Savings and interest checking accounts	1,691,187	1,473,812
Money market	853,971	780,437
Time certificates of deposit over $100,000	317,438	225,099
Other time certificates of deposits	435,687	405,063
Total deposits	4,546,677	3,876,829
Borrowings
Federal home loan bank and other borrowings	283,569	229,701
Wholesale repurchase agreements	50,000	50,000
Customer repurchase agreements	153,359	166,128
Junior subordinated debentures	74,127	61,857
Subordinated debentures	30,000	30,000
Total borrowings	591,055	537,686
Other liabilities	89,933	86,668
Total liabilities	5,227,665	4,501,183
Commitments and contingencies
Stockholders' Equity
Preferred stock, $.01 par value. authorized: 1,000,000 shares outstanding: none	—	—
Common stock, $.01 par value. authorized: 75,000,000 issued and outstanding : 22,774,009 shares in 2012 and 21,499,768 shares in 2011	225	213
(includes 264,124 and 235,540 shares of unvested participating restricted stock awards, respectively)
Shares held in rabbi trust at cost 179,814 shares in 2012 and 180,058 shares in 2011	(3,179)	(2,980)
Deferred compensation obligation	3,179	2,980
Additional paid in capital	269,950	233,878
Retained earnings	263,671	239,452
Accumulated other comprehensive loss, net of tax	(4,526)	(4,486)
Total stockholders' equity	529,320	469,057
Total liabilities and stockholders' equity	$5,756,985	$4,970,240

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income

	Years Ended December 31
	2012	2011	2010
	(Dollars in thousands, except per share data)
Interest income
Interest on loans	$178,309	$174,450	$177,064
Taxable interest and dividends on securities	16,681	20,326	23,984
Nontaxable interest and dividends on securities	82	331	673
Interest on loans held for sale	988	482	666
Interest on federal funds sold	132	162	337
Total interest and dividend income	196,192	195,751	202,724
Interest expense
Interest on deposits	10,703	13,355	20,254
Interest on borrowings	12,690	15,317	18,509
Total interest expense	23,393	28,672	38,763
Net interest income	172,799	167,079	163,961
Provision for loan losses	18,056	11,482	18,655
Net interest income after provision for loan losses	154,743	155,597	145,306
Noninterest income
Service charges on deposit accounts	15,930	16,628	13,624
Investment management	14,779	13,532	11,723
Interchange and ATM fees	9,783	7,733	5,084
Mortgage banking income	6,500	4,197	5,041
Loan level derivative income	3,457	2,093	1,364
Increase in cash surrender value of life insurance policies	3,114	3,170	3,192
Gains realized on life insurance policies	1,307	—	—
Net gain on sales of securities	5	723	458
Gross change on OTTI securities	678	53	497
Less: portion of OTTI losses recognized in OCI	(754)	(296)	(831)
Net impairment losses recognized in earnings on securities	(76)	(243)	(334)
Other noninterest income	7,217	4,867	6,754
Total noninterest income	62,016	52,700	46,906
Noninterest expenses
Salaries and employee benefits	84,014	81,275	76,983
Occupancy and equipment expenses	17,307	16,916	16,011
Merger and acquisition expenses	6,741	—	—
Data processing & facilities management	4,644	4,891	5,773
Advertising expense	3,949	3,876	2,171
FDIC assessment	3,232	3,496	5,247
Consulting expense	2,801	2,660	2,523
Telecommunications	2,324	2,092	2,101
Goodwill impairment	2,227	—	—
Legal fees	2,223	2,262	3,277
Prepayment fee on borrowings	7	757	—
Other noninterest expenses	29,990	27,488	25,659
Total noninterest expenses	159,459	145,713	139,745
Income before income taxes	57,300	62,584	52,467
Provision for income taxes	14,673	17,148	12,227
Net income	$42,627	$45,436	$40,240
Basic earnings per share	$1.96	$2.12	$1.90
Diluted earnings per share	$1.95	$2.12	$1.90
Weighted average common shares (basic)	21,782,499	21,422,757	21,178,117
Common share equivalents	29,817	28,830	25,798
Weighted average common shares (diluted)	21,812,316	21,451,587	21,203,915
Cash dividends declared per common share	$0.84	$0.76	$0.72
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31
	2012	2011	2010
	(Dollars in thousands)
Net income	$42,627	$45,436	$40,240
Other comprehensive loss, net of tax
Unrealized (losses) gains on securities
Change in fair value of securities available for sale	(1,141)	181	2,007
Less: net security losses (gains) reclassified into earnings	45	88	(95)
Net change in fair value of securities available for sale	(1,096)	269	1,912
Unrealized gains (losses) on cash flow hedges
Change in fair value of cash flow hedges	(2,122)	(7,021)	(7,894)
Less: net cash flow hedge losses reclassified into earnings	3,204	3,198	2,345
Net change in fair value of cash flow hedges	1,082	(3,823)	(5,549)
Amortization of certain costs included in net periodic retirement costs	(26)	(166)	118
Total other comprehensive loss	(40)	(3,720)	(3,519)
Total comprehensive income	$42,587	$41,716	$36,721

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock Outstanding	Common Stock	Value of Shares Held in Rabbi Trust at Cost	Deferred Compensation Obligation		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(Dollars in thousands, except per share data)
Balance December 31, 2009	21,072,196	$209	$(2,482)	$2,482		$225,088	$184,599	$2,753	$412,649
Net income	—	—	—	—		—	40,240	—	40,240
Other comprehensive loss	—	—	—	—		—		(3,519)	(3,519)
Common dividend declared ($0.72 per share)	—	—	—	—		—	(15,261)	—	(15,261)
Proceeds from exercise of stock options	44,930	1	—	—		—	742	—	743
Tax benefit related to equity award activity	—	—	—	—		68	—	—	68
Stock based compensation	—	—	—	—		1,666	—	—	1,666
Restricted stock awards issued, net of awards surrendered	103,675	—	—	—		(114)	—	—	(114)
Deferred compensation obligation	—	—	(256)	256		—	—	—	—
Balance December 31, 2010	21,220,801	$210	$(2,738)	$2,738		$226,708	$210,320	$(766)	$436,472
Net income	—	—	—	—		—	45,436	—	45,436
Other comprehensive loss	—	—	—	—		—	—	(3,720)	(3,720)
Common dividend declared ($0.76 per share)	—	—	—	—		—	(16,304)	—	(16,304)
Proceeds from exercise of stock options	186,518	2	—	—		4,125	—	—	4,127
Tax benefit related to equity award activity	—	—	—	—		20	—	—	20
Stock based compensation	—	—	—	—		2,483	—	—	2,483
Restricted stock awards issued, net of awards surrendered	60,495	—	—	—		(361)	—	—	(361)
Shares issued under direct stock purchase plan	31,954	1	—	—		823	—	—	824
Deferred compensation obligation	—	—	(242)	242		—	—	—	—
Tax benefit related to deferred compensation distributions	—	—	—	—		80	—	—	80
Balance December 31, 2011	21,499,768	$213	$(2,980)	$2,980	—	$233,878	$239,452	$(4,486)	$469,057
Net income	—	—	—	—		—	42,627	—	42,627
Other comprehensive loss	—	—	—	—		—	—	(40)	(40)
Common dividend declared ($0.84 per share)	—	—	—	—		—	(18,408)	—	(18,408)
Common stock issued for acquisition	1,068,514	11	—	—		30,378	—	—	30,389
Proceeds from exercise of stock options, net of cash paid	61,326	1	—	—		1,107	—	—	1,108
Tax benefit related to equity award activity	—	—	—	—		426	—	—	426
Stock based compensation	—	—	—	—		2,845	—	—	2,845
Restricted stock awards issued, net of awards surrendered	86,254	—	—	—		(467)	—	—	(467)
Shares issued under direct stock purchase plan	58,147	—	—	—		1,691	—	—	1,691
Deferred compensation obligation	—	—	(199)	199		—	—	—	—
Tax benefit related to deferred compensation distributions	—	—	—	—		92	—	—	92
Balance December 31, 2012	22,774,009	$225	$(3,179)	$3,179		$269,950	$263,671	$(4,526)	$529,320
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31
	2012	2011	2010
	(Dollars in thousands)
Cash flow from operating activities
Net income	$42,627	$45,436	$40,240
Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	10,212	9,634	9,880
Provision for loan losses	18,056	11,482	18,655
Deferred income tax expense (benefit)	(1,919)	91	(2,494)
Net gain on sale of investments	(5)	(723)	(458)
Loss on write-down of investments in securities available for sale	76	243	334
(Gain) loss on sale of fixed assets	(30)	353	280
Impairment of goodwill	2,227	—	—
Gain resulting from early termination of a hedging relationship	(22)	—	—
Loss on sale of other real estate owned and foreclosed assets	996	1,562	367
Realized gain on sale leaseback transaction	(1,034)	(1,034)	(1,034)
Stock based compensation	2,845	2,483	1,666
Increase in cash surrender value of life insurance policies	(3,114)	(3,159)	(3,192)
Gains realized on life insurance policies	(1,307)	—	—
Change in fair value on loans held for sale	141	(856)	593
Net change in
Trading assets	(265)	(643)	(1,426)
Loans held for sale	(27,828)	8,273	(15,044)
Other assets	(4,380)	(32,482)	(15,608)
Other liabilities	4,408	14,871	13,894
Total adjustments	(943)	10,095	6,413
Net cash provided by operating activities	41,684	55,531	46,653
Cash flows used in investing activities
Proceeds from sales of securities available for sale	2,101	14,639	6,423
Proceeds from maturities and principal repayments of securities available for sale	101,808	108,312	173,608
Purchases of securities available for sale	(93,647)	(50,975)	(46,349)
Proceeds from maturities and principal repayments of securities held to maturity	59,887	44,090	22,570
Purchases of securities held to maturity	(34,239)	(47,343)	(132,331)
Redemption of Federal Home Loan Bank stock	2,290	—	—
Proceeds from life insurance policies	3,280	—	—
Purchases of life insurance policies	(267)	(267)	(267)
Net increase in loans	(297,394)	(256,282)	(187,374)
Cash used in business combinations, net of cash acquired	(8,965)	(457)	(269)
Purchase of bank premises and equipment	(6,263)	(8,317)	(7,022)
Proceeds from the sale of bank premises and equipment	67	496	37
Proceeds resulting from early termination of a hedging relationship	22	—	—
Proceeds from the sale of other real estate owned and foreclosed assets	5,649	6,276	7,190
Net cash used in investing activities	(265,671)	(189,828)	(163,784)
Cash flows provided by financing activities
Net decrease in time deposits	(21,074)	(63,014)	(224,605)
Net increase in other deposits	333,488	312,060	477,094
Net (decrease) increase in federal funds purchased and assets sold under repurchase agreements	(12,769)	48,009	(22,333)
Net decrease in short term Federal Home Loan Bank advances and other borrowings	(53,053)	(5,000)	(10,000)
Net decrease in long term Federal Home Loan Bank advances	(24,991)	(67,144)	(50,000)
Net (decrease) increase in treasury tax & loan notes	—	(3,044)	892
Proceeds from exercise of stock options, net of cash paid	1,108	4,127	743

Restricted shares surrendered	(467)	(361)	(114)
Tax benefit from equity award activity and deferred compensation	518	100	68
Proceeds from shares issued under direct stock purchase plan	1,691	824	—
Common dividends paid	(22,494)	(16,038)	(15,237)
Net cash provided by financing activities	201,957	210,519	156,508
Net (decrease) increase in cash and cash equivalents	(22,030)	76,222	39,377
Cash and cash equivalents at beginning of year	237,504	161,282	121,905
Cash and cash equivalents at end of year	$215,474	$237,504	$161,282
Cash paid during the year for
Interest on deposits and borrowings	$23,205	$29,659	$38,528
Income taxes	11,059	18,962	12,627
Supplemental schedule of noncash investing and financing activities
Transfer of loans to foreclosed assets	$7,061	$6,285	$10,836
In conjunction with the purchase acquisition detailed in note 2 to the consolidated financial statements, assets were acquired and liabilities were assumed as follows
Common stock issued for acquisition	$30,389	$—	$—
Fair value of assets acquired, net of cash acquired	547,219	—	—
Fair value of liabilities assumed	507,865	—	—
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Independent Bank Corp. (“the Company”) is a bank holding company whose principal subsidiary is Rockland Trust Company (“Rockland Trust” or the “Bank”). Rockland Trust is a state-chartered commercial bank, which operates 74 full service and three limited service retail branches, ten commercial banking centers, four investment management offices and three mortgage lending centers, all of which are located in Eastern Massachusetts, including Cape Cod, with the exception of an investment management group/commercial lending office located in Rhode Island. Rockland Trust deposits are insured by the Federal Deposit Insurance Corporation, subject to regulatory limits. The Company’s primary source of income is from providing loans to individuals and small-to-medium sized businesses in its market area.
PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of the Company, the Bank and other wholly-owned subsidiaries, except subsidiaries that are not deemed necessary to be consolidated. All significant intercompany balances and transactions have been eliminated in consolidation. The Company consolidates subsidiaries in which it holds, directly or indirectly, more than 50% of the voting rights and where it exercises control. Entities where the Company holds 20% to 50% of the voting rights, or has the ability to exercise significant influence or both, are accounted for under the equity method. The Company would consolidate entities deemed to be variable interest entities (VIEs) when it is determined to be the primary beneficiary, which is the party involved with the VIE that will absorb a majority of the expected losses, receive a majority of the expected residual returns or both. A legal entity is referred to as a VIE if any of the following conditions exist: (1) the total equity investment at risk is insufficient to permit the legal entity to finance its activities without additional subordinated financial support from other parties, or (2) the entity has equity investors that cannot make significant decisions about the entity’s operations or that do not absorb their proportionate share of the expected losses or receive the expected returns of the entity.
RECLASSIFICATION
Certain previously reported amounts have been reclassified to conform to the current year’s presentation.
USE OF ESTIMATES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could vary from these estimates. Material estimates that are particularly susceptible to significant changes in the near-term relate to the determination of the allowance for loan losses, income taxes, valuation and potential impairment of investment securities, other-than-temporary impairment (“OTTI”) of certain investment securities, as well as valuation of goodwill and other intangibles and their respective analysis of impairment.
SIGNIFICANT CONCENTRATIONS OF CREDIT RISK
The vast majority of the Bank’s lending activities are conducted in the Commonwealth of Massachusetts and Rhode Island. The Bank originates commercial and industrial loans, commercial and residential real estate loans, including construction loans, small business loans, home equity loans, and other consumer loans for its portfolio. The Bank considers a concentration of credit to a particular industry to exist when the aggregate credit exposure which includes direct, indirect or contingent obligations to a borrower, an affiliated group of borrowers or a nonaffiliated group of borrowers engaged in one industry, exceeds 10% of the Bank’s loan portfolio.
Loans originated by the Bank to lessors of nonresidential buildings represented 14.3% and 14.7% of the total loan portfolio as of December 31, 2012 and 2011, respectively. Within this concentration category the Company is well diversified among collateral property types and tenant industries.
CASH AND CASH EQUIVALENTS, DUE FROM BANKS, AND INTEREST EARNING DEPOSITS
For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold and assets purchased under resale agreements. Generally, federal funds are sold for up to two week periods. Included in cash and due from banks are interest bearing deposits held at the Federal Reserve Bank and Federal Home Loan Bank.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
LOANS HELD FOR SALE
The Bank primarily classifies new residential real estate mortgage loans as held for sale based on intent, which is determined when loans are underwritten. Residential real estate mortgage loans not designated as held for sale are retained based upon available liquidity, for interest rate risk management and other business purposes.
The Company has elected the fair value option to account for originated closed loans intended for sale. Accordingly, changes in fair value relating to loans intended for sale are recorded in earnings and are offset by changes in fair value relating to interest rate lock commitments and forward sales commitments. Gains and losses on residential loan sales (sales proceeds minus carrying amount) are recorded in Mortgage Banking Income. Direct loan origination costs and fees are deferred upon origination and are recognized on the date of sale.
LOANS
Loans are carried at the principal amounts outstanding, or amortized acquired fair value in the case of acquired loans, adjusted by partial charge-offs and net of deferred loan costs or fees. Loan fees and certain direct origination costs are deferred and amortized into interest income over the expected term of the loan using the level-yield method. When a loan is paid off, the unamortized portion is recognized in interest income. Interest income on loans is accrued based upon the daily principal amount outstanding except for loans on nonaccrual status. For acquired loans which did not show signs of credit deterioration at acquisition, interest income is also accrued based upon the daily principal amount outstanding and is then further adjusted by the amortization of any discount or accretion of any premium associated with the loan.
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
In cases where a borrower experiences financial difficulties and the Company makes certain concessionary modifications to contractual terms, the loan is classified as a troubled debt restructuring (“TDR”). Modifications may include adjustments to interest rates, extensions of maturity, consumer loans where the borrower's obligations have been effectively discharged through Chapter 7 Bankruptcy and the borrower has not reaffirmed the debt to the Bank, and other actions intended to minimize economic

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

loss and avoid foreclosure or repossession of collateral. The recorded investment of loans classified as TDRs is adjusted to reflect the changes in value, if any, resulting from the granting of a concession. Nonaccrual loans that are restructured remain on nonaccrual for a period of six months to demonstrate that the borrower can meet the restructured terms. If the restructured loan is on accrual status prior to being modified, it is reviewed to determine if the modified loan should remain on accrual status. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, the loan is classified as a nonaccrual loan. Loans classified as TDRs remain classified as such, for the life of the loan, except in limited circumstances, when it is determined that the borrower is performing under the modified terms and the restructuring agreement specified an interest rate greater than or equal to an acceptable market rate for a comparable new loan at the time of the restructuring.
ACQUIRED LOANS
All acquired loans are recorded at fair value with no carryover of the allowance for loan losses. At acquisition, loans are also reviewed to determine if the loan has evidence of deterioration in credit quality since origination and for which it is probable, at acquisition, that all contractually required payments will not be collected. Such loans are deemed to be purchased credit impaired ("PCI") loans. Under the accounting model for PCI loans, the excess of cash flows expected to be collected over the carrying amount of the loans, referred to as the "accretable yield", is accreted into interest income over the life of the loans using the effective yield method. Accordingly, PCI loans are not subject to classification as nonaccrual in the same manner as originated loans. Rather, acquired loans are considered to be accruing loans because their interest income relates to the accretable yield recognized and not to contractual interest payments at the loan level. The difference between contractually required principal and interest payments and the cash flows expected to be collected, referred to as the "nonaccretable difference", includes estimates of both the impact of prepayments and future credit losses expected to be incurred over the life of the loans.
The estimate of cash flows expected to be collected is regularly re-assessed subsequent to acquisition. These re-assessments involve updates, as necessary, of the key assumptions and estimates used in the initial estimate of fair value. Generally speaking, expected cash flows are affected by:

•
Changes in the expected principal and interest payments over the estimated life - Changes in expected cash flows may be driven by the credit outlook and actions taken with borrowers. Changes in expected future cash flows resulting from loan modifications are included in the assessment of expected cash flows.

•	Change in prepayment assumptions - Prepayments affect the estimated life of the loans, which may change the amount of interest income expected to be collected.

•	Change in interest rate indices for variable rate loans - Expected future cash flows are based, as applicable, on the variable rates in effect at the time of the assessment of expected cash flows.
A decrease in expected cash flows in subsequent periods may indicate that the loan is impaired which would require the establishment of an allowance for loan losses by a charge to the provision for loan losses. An increase in expected cash flows in subsequent periods serves, first, to reduce any previously established allowance for loan losses by the increase in the present value of cash flows expected to be collected, and results in a recalculation of the amount of accretable yield for the loan. The adjustment of accretable yield due to an increase in expected cash flows is accounted for as a change in estimate. The additional cash flows expected to be collected are reclassified from the nonaccretable difference to the accretable yield, and the amount of periodic accretion is adjusted accordingly over the remaining life of the loans.
A PCI loan may be resolved either through receipt of payment (in full or in part) from the borrower, the sale of the loan to a third party, or foreclosure of the collateral. In the event of a sale of the loan, a gain or loss on sale would be recognized and reported within noninterest income based on the difference between the sales proceeds and the carrying amount of the loan. For PCI loans accounted for on an individual loan basis and resolved directly with the borrower, any amount received from resolution in excess of the carrying amount of the loan is recognized and reported within interest income.
A refinancing or modification of a PCI loan accounted for individually is assessed to determine whether the modification represents a TDR. If the loan is considered to be a TDR, it will be included in the total impaired loans reported by the Company. The loan will continue to recognize interest income based upon the excess of cash flows expected to be collected over the carrying amount of the loan.
ALLOWANCE FOR LOAN LOSSES
The allowance for loan losses is established based upon the level of estimated probable losses in the current loan portfolio. Loan losses are charged against the allowance when management believes the collectability of a loan balance is doubtful. Subsequent recoveries, if any, are credited to the allowance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The allowance for loan losses is allocated to loan types using both a formula-based approach applied to groups of loans and an analysis of certain individual loans for impairment. The formula-based approach emphasizes loss factors derived from actual historical portfolio loss rates, which are combined with an assessment of certain qualitative factors to determine the allowance amounts allocated to the various loan categories. Allowance amounts are determined based on an estimate of the historical average annual percentage rate of loan loss for each loan category, a temporal estimate of the incurred loss emergence and confirmation period for each loan category, and certain qualitative risk factors considered in the computation of the allowance for loan losses.
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
The Bank evaluates certain loans within the commercial and industrial, commercial real estate, commercial construction and small business portfolios individually for specific impairment. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, contractual interest rates and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Loans are selected for evaluation based upon a change in internal risk rating, occurrence of delinquency, loan classification, troubled debt restructuring or nonaccrual status. A specific allowance amount is allocated to an individual loan when such loan has been deemed impaired and when the amount of the probable loss is able to be estimated. Estimates of loss may be determined by the present value of anticipated future cash flows, the loan’s observable fair market value, or the fair value of the collateral, if the loan is collateral dependent. However, for collateral dependent loans, the amount of the recorded investment in a loan that exceeds the fair value of the collateral is charged-off against the allowance for loan losses in lieu of an allocation of a specific allowance amount when such an amount has been identified definitively as uncollectible.
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
In the ordinary course of business, the Bank enters into commitments to extend credit, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable. The credit risk associated with these commitments is evaluated in a manner similar to the allowance for loan losses. The reserve for unfunded lending commitments is included in other liabilities in the balance sheet. At December 31, 2012 and 2011, the reserve for unfunded loan commitments was $633,000 and $538,000, respectively.
LOAN SERVICING
Servicing assets are recognized as separate assets when rights are acquired through sale of loans with servicing rights retained. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds, default rates and losses. Impairment is determined by stratifying the rights based on predominant characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance, to the extent that fair value is

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

less than the capitalized amount. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. If the Company later determines that all or a portion of the impairment no longer exists, a reduction of the allowance may be recorded as an increase to income. Servicing rights are recorded in other assets and are amortized in proportion to and over the period of estimated net servicing income. The servicing asset is assessed for impairment based on fair value at each reporting date.
Servicing fee income is recorded for fees earned for servicing loans for investors. The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan, and are recorded as income when earned. The amortization of mortgage servicing rights is recorded as a reduction of loan servicing fee income.
FEDERAL HOME LOAN BANK STOCK
The Company, as a member of the Federal Home Loan Bank (“FHLB”) of Boston, is required to maintain an investment in capital stock of the FHLB. Based on redemption provisions, the stock has no quoted market value and is carried at cost. The Company continually reviews its investment to determine if OTTI exists. The Company reviews recent public filings, rating agency analysis and other factors, when making its determination.
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
GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS
Goodwill is the price paid which exceeds the net fair value of acquired businesses and is not amortized. Goodwill is evaluated for impairment at least annually, or more often if warranted, using a combined qualitative and quantitative impairment approach. The initial qualitative approach assesses whether the existence of events or circumstances led to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, the Company determines it is more likely than not that the fair value is less than carrying value the two step quantitative impairment test is performed. Step one of the quantitative impairment testing compares book value to the fair value of the reporting unit. If test one is failed, a more detailed analysis is performed, which involves measuring the excess of the fair value of the reporting unit, as determined in step one, over the aggregate fair value of the individual assets, liabilities, and identifiable intangibles as if the reporting unit was being acquired in a business combination.
Identifiable intangible assets subject to amortization consist of core deposit intangibles, noncompete agreements, customer lists, as well as a brand name, and are amortized over the estimated lives of the intangibles using a method that approximates the amount of economic benefits that are realized by the Company. Identifiable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The range of useful lives is as follows:

Core Deposit Intangibles	9-10 years
Noncompete Agreements	2-5 years
Customer Lists	10 years
Brand Name	5 years
Leases	2-29 years
The determination of which intangible assets have finite lives is subjective, as is the determination of the amortization period for such intangible assets.
IMPAIRMENT OF LONG-LIVED ASSETS OTHER THAN GOODWILL
The Company reviews long-lived assets, including premises and equipment, for impairment whenever events or changes in business circumstances indicate that the remaining useful life may warrant revision or that the carrying amount of the long-lived asset may not be fully recoverable. The Company performs undiscounted cash flow analysis to determine if impairment exists. If impairment is determined to exist, any related impairment loss is calculated based on fair value. Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
OTHER REAL ESTATE OWNED AND OTHER FORECLOSED ASSETS
Real estate properties and other assets, which have served as collateral to secure loans, are held for sale and are initially recorded at fair value less estimated costs to sell at the date control is established, resulting in a new cost basis. The amount by which the recorded investment in the loan exceeds the fair value (net of estimated costs to sell) of the foreclosed asset is charged to the allowance for loan losses. Subsequent declines in the fair value of the foreclosed asset below the new cost basis are recorded through the use of a valuation allowance. Subsequent increases in the fair value are recorded as reductions in the allowance, but not below zero. Upon a sale of a foreclosed asset, any excess of the carrying value over the sale proceeds is recognized as a loss on sale. Any excess of sale proceeds over the carrying value of the foreclosed asset is first applied as a recovery to the valuation allowance, if any, with the remainder being recognized as a gain on sale. Rental revenue received on foreclosed assets is included in other noninterest income, whereas operating expenses and changes in the valuation allowance relating to foreclosed assets are included in other noninterest expense.
DERIVATIVES
Derivative instruments are carried at fair value in the Company’s financial statements. The accounting for changes in the fair value of a derivative instrument is determined by whether it has been designated and qualifies as part of a hedging relationship, and further, by the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, the Company designates the hedging instrument, based upon the exposure being hedged, as either a fair value hedge or a cash flow hedge. For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income, net of related tax, and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item (i.e., the ineffective portion), if any, is recognized in current earnings during the period. For derivative instruments designated and qualifying as a fair value hedge (i.e., hedging the exposure to changes in the fair value of an asset or liability or an identified portion thereof that is attributable to the hedged risk), the gain or loss on the derivative instrument, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in current earnings during the period of the change in fair values. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in current earnings during the period of change. At the inception of a hedge, the Company documents certain items, including but not limited to the following: the relationship between hedging instruments and hedged items, Company risk management objectives, hedging strategies, and the evaluation of hedge transaction effectiveness. Documentation includes linking all derivatives designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific forecasted transactions.
Hedge accounting is discontinued prospectively when (1) a derivative is no longer highly effective in offsetting changes in the fair value or cash flow of a hedged item, (2) a derivative expires or is sold, (3) it is no longer likely that a forecasted transaction associated with the hedge will occur, or (4) it is determined that designation of a derivative as a hedge is no longer appropriate.
As part of its mortgage banking activities, the Company originates residential loan mortgages to be held for sale. In connection with these loans, the Company often offers interest rate lock commitments to prospective borrowers. The Company manages this interest rate risk by entering into offsetting forward sale agreements with third party investors for certain funded loans and loan commitments. Both the interest rate lock commitments and forward sale agreements are off balance sheet commitments that are considered to be derivatives. The Company records unfunded commitments intended for sale and forward sales agreements at fair value with changes in fair value recorded as a component of Mortgage Banking Income.
TRANSFERS OF FINANCIAL ASSETS
Transfers of financial assets, are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The postretirement benefit plans and the supplemental executive retirement plans are unfunded and therefore have no plan assets. The actuarial cost method used to compute the benefit liabilities and related expense is the projected unit credit method. The projected benefit obligation is principally determined based on the present value of the projected benefit distributions at an assumed discount rate. The discount rate which is utilized is based on the investment yield of high quality corporate bonds available in the market place with maturities approximately equal to projected cash flows of future benefit payments as of the measurement date. Periodic benefit expense (or income) includes service costs and interest costs based on the assumed discount rate, amortization of prior service costs due to plan amendments and amortization of actuarial gains and losses. The underfunded status of the plans is recorded as a liability on the balance sheet, with changes in that status recognized through other comprehensive income, net of related taxes.
The multiemployer pension plan assets are determined based on fair value, generally representing observable market prices. The actuarial cost method used to compute the pension liabilities and related expense is the unit credit method. The projected benefit obligation is principally determined based on the present value of the projected benefit distributions at an assumed discount rate. The discount rate which is utilized is based on the 24 month segment rate as published by the Internal Revenue Service. The pension expense is equal to the plan contribution requirement of the Company for the plan year.
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
EARNINGS PER SHARE
Basic earnings per share is calculated using the two-class method. The two-class method is an earnings allocation formula under which earnings per share is calculated from common stock and participating securities according to dividends declared and participation rights in undistributed earnings. Under this method, all earnings distributed and undistributed, are allocated to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

participating securities and common shares based on their respective rights to receive dividends. Unvested share-based payment awards that contain nonforfeitable rights to dividends are considered participating securities (i.e. unvested restricted stock), not subject to performance based measures. Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding (inclusive of participating securities). Diluted earnings per share have been calculated in a manner similar to that of basic earnings per share except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares (such as those resulting from the exercise of stock options or the attainment of performance measures) were issued during the period, computed using the treasury stock method.
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
RECENT ACCOUNTING STANDARDS
FASB ASC Topic No. 220 "Comprehensive Income" Update No. 2013-03. Update No. 2013-02 was issued in February 2013, stating that the amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face or the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The amendments are effective prospectively for reporting periods beginning after December 15, 2012. Early adoption is permitted. The adoption of this standard will not have an impact on the Company's consolidated financial position.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

(2)    ACQUISITIONS

    On November 9, 2012, the Company completed its acquisition of Central Bancorp, Inc. (“Central”), the parent of Central Co-operative Bank. The transaction qualified as a tax-free reorganization for federal income tax purposes and Central shareholders received either the right to receive $32.00 in cash per share or 1.0533 shares of the Company's stock (valued at $29.95 per share, based upon the highest trading value of the Company's stock on November 9, 2012 of $28.44). The total deal consideration was $52.0 million and was comprised of 40% cash and 60% stock consideration. The cash consideration was $21.6 million in the aggregate, inclusive of cash paid in lieu of fractional shares. The total stock consideration was $30.4 million and resulted in an increase to the Company's outstanding shares of 1,068,514 shares.
The Company accounted for the acquisition using the acquisition method pursuant to the Business Combinations Topic of the FASB ASC. Accordingly, the Company recorded merger and acquisition expenses of $6.7 million during the year ended December 31, 2012. Additionally, the acquisition method requires the acquirer to recognize the assets acquired and the liabilities assumed at their fair values as of the acquisition date. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed as of the date of the acquisition.

Net Assets Acquired at Fair Value
(Dollars in thousands)
Assets
Cash	$12,683
Investments	28,268
Loans	450,671
Premises and equipment	6,277
Goodwill	22,544
Core deposit intangible	2,150
Other assets	37,309
Total assets acquired	559,902
Liabilities
Deposits	357,434
Borrowings	144,920
Other liabilities	5,511
Total liabilities assumed	507,865
Purchase price	$52,037
As noted above, the Company acquired loans at fair value of $450.7 million. Subsequent to the acquisition, on November 9, 2012, the Company sold approximately $42.2 million of performing jumbo residential mortgages acquired in the transaction and paid down $25.0 million of acquired Federal Home Loan Bank Advances. In addition to increasing its loan and deposit base, the Company will be able to provide a deeper product set to new customers, as well as benefit from increased operating synergies, improving the long-term operating and financial results of the Company.

Fair value adjustments to assets acquired (other than PCI loans, see Note 1) and liabilities assumed are generally amortized using either an effective yield or straight-line basis over periods consistent with the average life, useful life and / or contractual term of the related assets and liabilities. The core deposit intangible will be amortized over a 9-year period using a straight-line amortization method reflective of the manner in which the related benefit attributable to the deposits will be recognized.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair values of the major categories of assets acquired and liabilities assumed were determined as follows:

Cash and Cash Equivalents
The fair values of cash and cash equivalents approximate the respective carrying amounts because the instruments are payable on demand or have short-term maturities.
Securities
The fair values of securities were based on quoted market prices for identical securities received from an independent, nationally-recognized, third-party pricing service. When quoted market prices for identical securities were unavailable, prices provided by the independent pricing service were based on recent trading activity and other observable information including, but not limited to, market interest rate curves, referenced credit spreads and estimated prepayment rates where applicable.
Core Deposit Intangible
The fair value of the core deposits intangible is derived by comparing the interest rate and servicing costs that the financial institution pays on the core deposit liability versus the current market rate for alternative sources of financing. The intangible asset represents the stable and relatively low cost source of funds that the deposits and accompanying relationships provide the Company, when compared to alternative funding sources.

Loans
The loans acquired were recorded at fair value without a carryover of the allowance for loan losses. Fair value of the loans is determined using market participant assumptions in estimating the amount and timing of both principal and interest cash flows expected to be collected, as adjusted for an estimate of future credit losses and prepayments, and then applying a market-based discount rate to those cash flows. The overall discount on the loans acquired in this transaction was due primarily to anticipated credit loss, as well as considerations for liquidity and market interest rates. For the year ended December 31, 2012 the Company recorded approximately $3.1 million of interest income attributable to these acquired loans since the acquisition date.

A portion of the loans acquired showed evidence of deterioration of credit quality since origination and was deemed unlikely that the Bank will be able to collect all contractually required payments. As such, these loans were deemed to be PCI and the carrying value and prospective income recognition are predicated upon future cash flows expected to be collected. The following is a summary of these PCI loans associated with the acquisition:

(Dollars in thousands)
Contractually required principal and interest at acquisition	$47,548
Contractual cash flows not expected to be collected	(8,733)
Expected cash flows at acquisition	38,815
Interest component of expected cash flows	(3,095)
Basis in PCI loans at acquisition - estimated fair value	$35,720
Deposits
The fair value of acquired savings and transaction deposit accounts was assumed to approximate the carrying value as these accounts have no stated maturity and are payable on demand. The fair value of time deposits were determined based on the present value of the contractual cash flows over the remaining period to maturity using a market interest rate.
Borrowings and Subordinated Debentures
The fair values of FHLB advances were derived based upon present value of the principal and interest payments using a current market discount rate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Selected Pro Forma Results
The following summarizes the unaudited pro forma results of operations as if the Company acquired Central on January 1, 2012 (2011 amounts represent combined results for the Company and Central). The selected pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the financial results of the combined companies had the acquisition actually been completed at the beginning of the periods presented, nor does it indicate future results for any other interim or full-year period.

	Years Ended December 31
	2012	2011
	(Dollars in thousands)
Net interest income after provision for loan losses	$165,860	$170,514
Net income	47,261	46,477
Excluded from the pro forma results of operations for the year ended December 31, 2012 are merger costs, net of tax, of $4.5 million, or $0.20 per diluted share, respectively, primarily made up of contract terminations arising due to the change in control, the acceleration of certain compensation and benefit costs, and other merger expenses.

(3)    SECURITIES

During 2012 the Company transferred equity securities classified previously as trading to available for sale. The majority of these securities are held solely for the purpose of funding certain executive nonqualified retirement obligations (see Note 14 “Employee Benefit Plans”). The remainder of the portfolio is comprised of equity securities, which consists of a fund whose investment objective is to invest in geographically specific private placement debt securities designed to support underlining economic activities such as community development and affordable housing. The Company realized a gain on trading activities of $285,000 in 2012, $122,000 in 2011, and $150,000 in 2010, which have been included in other income.

As of December 31, 2011 securities classified as trading at fair value, consisted of the following:

(Dollars in thousands)
Cash equivalents	$93
Fixed income securities	2,242
Marketable securities	5,905
Total	$8,240

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents a summary of the amortized cost, gross unrealized holding gains and losses, other-than-temporary impairment recorded in other comprehensive income and fair value of securities available for sale and securities held to maturity for the periods indicated:

	December 31, 2012					December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses Other	Other-Than- Temporary Impairment	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses Other	Other-Than- Temporary Impairment	Fair Value
	(Dollars in thousands)
Available for sale securities
U.S. government agency securities	$20,053	$769	$—	$—	$20,822	$—	$—	$—	$—	$—
Agency mortgage-backed securities	209,381	12,158	(114)	—	221,425	222,349	16,042	—	—	238,391
Agency collateralized mortgage obligations	67,412	1,001	(37)	—	68,376	52,927	874	—	—	53,801
Private mortgage-backed securities	3,227	—	—	305	3,532	6,215	—	—	(105)	6,110
Single issuer trust preferred securities issued by banks	2,255	—	(15)	—	2,240	5,000	—	(790)	—	4,210
Pooled trust preferred securities issued by banks and insurers	8,353	—	(2,415)	(2,957)	2,981	8,505	—	(2,518)	(3,167)	2,820
Marketable securities	9,875	92	(57)	—	9,910	—	—	—	—	—
Total available for sale securities	$320,556	$14,020	$(2,638)	$(2,652)	$329,286	$294,996	$16,916	$(3,308)	$(3,272)	$305,332
Held to maturity securities
U.S. treasury securities	$1,013	$121	$—	$—	$1,134	$1,014	$103	$—	$—	$1,117
Agency mortgage-backed securities	72,360	4,233	—	—	76,593	109,553	4,406	—	—	113,959
Agency collateralized mortgage obligations	97,507	2,875	(2)	—	100,380	77,804	2,494	—	—	80,298
State, county, and municipal securities	915	11	—	—	926	3,576	34	—	—	3,610
Single issuer trust preferred securities issued by banks	1,516	10	—	—	1,526	8,000	15	(669)	—	7,346
Corporate debt securities	5,007	258	—	—	5,265	5,009	155	—	—	5,164
Total held to maturity securities	$178,318	$7,508	$(2)	$—	$185,824	$204,956	$7,207	$(669)	$—	$211,494
Total	$498,874	$21,528	$(2,640)	$(2,652)	$515,110	$499,952	$24,123	$(3,977)	$(3,272)	$516,826

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on the sale. The following table shows the gross realized gains and losses on available for sale securities for the periods indicated:

	Years Ended December 31
	2012		2011	2010
	(Dollars in thousands)
Gross gains on available for sale securities	$116	(1)	$723	$458
Gross losses on available for sale securities	—		—	—
Net gains on available for sale securities	$116		$723	$458

(1)	Amount includes $111,000 of realized gains associated with the marketable securities classified as available for sale.
The actual maturities of certain securities may differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. A schedule of the contractual maturities of securities available for sale and securities held to maturity as of December 31, 2012 is presented below:

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$224	$235	$239	$241
Due from one year to five years	2,766	2,901	6,469	6,795
Due from five to ten years	75,574	79,511	1,013	1,134
Due after ten years	232,117	236,729	170,597	177,654
Total debt securities	$310,681	$319,376	$178,318	$185,824
Marketable securities	$9,875	$9,910	$—	$—
Total	$320,556	$329,286	$178,318	$185,824
Inclusive in the table above is $7.7 million and $13.0 million, of callable securities at December 31, 2012 and 2011, respectively.
At December 31, 2012 and 2011, investment securities carried at $365.8 million and $389.7 million, respectively, were pledged to secure public deposits, assets sold under repurchase agreements, letters of credit, and for other purposes.
At December 31, 2012 and 2011, the Company had no investments in obligations of individual states, counties, or municipalities, which exceeded 10% of stockholders’ equity.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables show the gross unrealized losses and fair value of the Company’s investments in an unrealized loss position, which the Company has not deemed to be OTTI, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

		December 31, 2012
		Less than 12 months		12 months or longer		Total
Description of securities	# of holdings	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
		(Dollars In thousands)
Agency mortgage-backed securities	17	$23,814	$(114)	$—	$—	$23,814	$(114)
Agency collateralized mortgage obligations	2	17,677	(39)	—	—	17,677	(39)
Single issuer trust preferred securities issued by banks and insurers	2	2,240	(15)	—	—	2,240	(15)
Pooled trust preferred securities issued by banks and insurers	2	—	—	2,069	(2,415)	2,069	(2,415)
Marketable securities	15	6,613	(57)	—	—	6,613	(57)
Total temporarily impaired securities	38	$50,344	$(225)	$2,069	$(2,415)	$52,413	$(2,640)

		December 31, 2011
		Less than 12 months		12 months or longer		Total
Description of securities	# of holdings	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
		(Dollars In thousands)
Single issuer trust preferred securities issued by banks and insurers	2	$—	$—	$8,617	$(1,459)	$8,617	$(1,459)
Pooled trust preferred securities issued by banks and insurers	2	—	—	2,117	(2,518)	2,117	(2,518)
Total temporarily impaired securities	4	$—	$—	$10,734	$(3,977)	$10,734	$(3,977)
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
As a result of the Company’s review of these qualitative and quantitative factors, the causes of the impairments listed in the table above by category are as follows at December 31, 2012:

•
Agency Mortgage-Backed Securities and Collateralized Mortgage Obligations: This portfolio has contractual terms that generally do not permit the issuer to settle the securities at a price less than the current par value of the investment. The decline in market value of these securities is attributable to changes in interest rates and not credit quality. Additionally, these securities are implicitly guaranteed by the U.S. Government or one of its agencies.

•
Single Issuer Trust Preferred Securities: This portfolio consist of two securities, both of which are below investment grade. The unrealized loss on these securities is attributable to the illiquid nature of the trust preferred market in the current economic environment. Management evaluates various financial metrics for each of the issuers, including regulatory capital ratios of issuers.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and expected deferral and default rates and timing. In addition, discount rates are determined by evaluating comparable spreads observed currently in the market for similar instruments.

•
Marketable Securities: This portfolio consists of mutual funds and other equity investments. During some periods, the mutual funds in the Company’s investment portfolio may have unrealized losses resulting from market fluctuations as well as the risk premium associated with that particular asset class. For example, emerging market equities tend to trade at a higher risk premium than U.S. government bonds and thus, will fluctuate to a greater degree on both the upside and the downside. In the context of a well-diversified portfolio, however, the correlation amongst the various asset classes represented by the funds serves to minimize downside risk. The Company evaluates each mutual fund in the portfolio regularly and measures performance on both an absolute and relative basis. A reasonable recovery period for positions with an unrealized loss is based on management’s assessment of general economic data, trends within a particular asset class, valuations, earnings forecasts and bond durations.

Management monitors the following issuances closely for impairment due to the history of OTTI losses recorded within these classes of securities. Management has determined that the securities possess characteristics which in the current economic environment could lead to further credit related OTTI charges. The following tables summarize pertinent information as of December 31, 2012, that was considered by management in determining if OTTI existed:

	Class	Amortized Cost (1)	Gross Unrealized Gain/(Loss)	Non-Credit Related Other- Than-Temporary Impairment	Fair Value	Total Cumulative Credit Related Other- Than- Temporary Impairment	Total Cumulative Other- Than- Temporary impairment to date
	(Dollars in thousands)
Pooled trust preferred securities
Pooled trust preferred security A	C1	$1,283	$—	$(1,055)	$228	$(3,676)	$(4,731)
Pooled trust preferred security B	D	—	—	—	—	(3,481)	(3,481)
Pooled trust preferred security C	C1	505	—	(402)	103	(482)	(884)
Pooled trust preferred security D	D	—	—	—	—	(990)	(990)
Pooled trust preferred security E	C1	2,081	—	(1,500)	581	(1,368)	(2,868)
Pooled trust preferred security F	B	1,893	(1,294)	—	599	—	—
Pooled trust preferred security G	A1	2,591	(1,121)	—	1,470	—	—
Total pooled trust preferred securities		$8,353	$(2,415)	$(2,957)	$2,981	$(9,997)	$(12,954)
Private mortgage-backed securities
Private mortgage-backed securities — one	2A1	$2,229	$—	$207	$2,436	$(765)	$(558)
Private mortgage-backed securities —two	A19	998	—	98	1,096	(85)	13
Total private mortgage-backed securities		$3,227	$—	$305	$3,532	$(850)	$(545)
Total		$11,580	$(2,415)	$(2,652)	$6,513	$(10,847)	$(13,499)

(1)	The amortized cost reflects previously recorded credit related OTTI charges recognized in earnings for the applicable securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Class	Number of Performing Banks and Insurance Cos. in Issuances (Unique)	Current Deferrals/ Defaults/ Losses (As a % of Original Collateral)	Total Projected Defaults/ Losses (as a % of Performing Collateral)	Excess Subordination (After Taking into Account Best Estimate of Future Deferrals/ Defaults/ Losses)(1)	Lowest credit Ratings to date(2)
Pooled trust preferred securities
Pooled trust preferred security A	C1	54	34.03%	21.59%	—%	C (Fitch & Moody’s)
Pooled trust preferred security B	D	54	34.03%	21.59%	—%	C (Fitch)
Pooled trust preferred security C	C1	48	31.00%	18.69%	—%	C (Fitch & Moody’s)
Pooled trust preferred security D	D	48	31.00%	18.69%	—%	C (Fitch)
Pooled trust preferred security E	C1	47	27.17%	16.04%	2.35%	C (Fitch & Moody’s)
Pooled trust preferred security F	B	32	26.61%	22.29%	29.33%	CC (Fitch)
Pooled trust preferred security G	A1	32	26.61%	22.29%	53.90%	CCC+ (S&P)
Private mortgage-backed securities
Private mortgage-backed securities — one	2A1	N/A	6.62%	12.19%	—%	D (Fitch)
Private mortgage-backed securities — two	A19	N/A	3.74%	6.44%	—%	C (Fitch)

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
The following table shows the total OTTI that the Company recorded for the periods indicated:

	Years Ended December 31
	2012	2011	2010
	(Dollars in thousands)
Gross change in OTTI recorded on certain investments (gain/(losses))	$678	$53	$497
Portion of OTTI gains (losses) recognized in OCI	(754)	(296)	(831)
Total credit related OTTI losses recognized in earnings	$(76)	$(243)	$(334)
The following table shows the cumulative credit related component of OTTI for the periods indicated:

	2012	2011	2010
	(Dollars in thousands)
Balance at January 1	$(10,771)	$(10,528)	$(10,194)
Add
Incurred on securities not previously impaired	—	—	(85)
Incurred on securities previously impaired	(76)	(243)	(249)
Less
Realized gain/loss on sale of securities	—	—	—
Reclassification due to changes in Company’s intent	—	—	—
Increases in cash flow expected to be collected	—	—	—
Balance at December 31	$(10,847)	$(10,771)	$(10,528)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4)    LOANS, ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY
The following table summarizes changes in the allowance for loan losses by loan category and bifurcates the amount of allowance allocated to each loan category based on collective impairment analysis and loans evaluated individually for impairment:

	December 31, 2012
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Consumer Other	Total
	(Dollars in thousands)
Allowance for loan losses
Beginning balance	$11,682	$23,514	$2,076	$1,896	$3,113	$4,597	$1,382	$48,260
Charge-offs	(6,191)	(4,348)	—	(616)	(1,094)	(3,178)	(1,165)	(16,592)
Recoveries	963	188	—	134	151	93	581	2,110
Provision	7,007	3,244	735	110	760	6,191	9	18,056
Ending balance	$13,461	$22,598	$2,811	$1,524	$2,930	$7,703	$807	$51,834
Ending balance: individually evaluated for impairment	$1,084	$516	$—	$353	$1,302	$35	$130	$3,420
Ending balance: collectively evaluated for impairment	$12,377	$22,082	$2,811	$1,171	$1,628	$7,668	$677	$48,414
Financing receivables
Ending balance: total loans by group	$687,511	$2,122,153	$188,768	$78,594	$612,881	$802,149	$26,955	$4,519,011	(1)
Ending balance: individually evaluated for impairment	$8,575	$33,868	$—	$2,279	$15,373	$4,435	$2,129	$66,659
Ending balance: collectively evaluated for impairment	$678,936	$2,088,285	$188,768	$76,315	$597,508	$797,714	$24,826	$4,452,352

	December 31, 2011
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Consumer Other	Total
Allowance for loan losses
Beginning balance	$10,423	$21,939	$2,145	$3,740	$2,915	$3,369	$1,724	$46,255
Charge-offs	(2,888)	(2,631)	(769)	(1,190)	(559)	(1,626)	(1,678)	(11,341)
Recoveries	420	97	500	160	—	52	635	1,864
Provision	$3,727	$4,109	$200	$(814)	$757	$2,802	$701	$11,482
Ending balance	$11,682	$23,514	$2,076	$1,896	$3,113	$4,597	$1,382	$48,260
Ending balance: individually evaluated for impairment	$562	$457	$—	$148	$1,245	$31	$239	$2,682
Ending balance: collectively evaluated for impairment	$11,120	$23,057	$2,076	$1,748	$1,868	$4,566	$1,143	$45,578
Financing receivables
Ending balance: total loans by group	$575,716	$1,847,654	$128,904	$78,509	$426,201	$696,063	$41,343	$3,794,390	(1)
Ending balance: individually evaluated for impairment	$5,608	$37,476	$843	$2,326	$12,984	$326	$2,138	$61,701
Ending balance: collectively evaluated for impairment	$570,108	$1,810,178	$128,061	$76,183	$413,217	$695,737	$39,205	$3,732,689

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2010
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Consumer Other	Total
Allowance for loan losses
Beginning balance	$7,545	$19,451	$2,457	$3,372	$2,840	$3,945	$2,751	$42,361
Charge-offs	(5,170)	(3,448)	(1,716)	(2,279)	(557)	(939)	(2,078)	(16,187)
Recoveries	361	1	—	217	59	131	657	1,426
Provision	7,687	5,935	1,404	2,430	573	232	394	18,655
Ending balance	$10,423	$21,939	$2,145	$3,740	$2,915	$3,369	$1,724	$46,255
Ending balance: individually evaluated for impairment	$511	$411	$151	$221	$991	$17	$245	$2,547
Ending balance: collectively evaluated for impairment	$9,912	$21,528	$1,994	$3,519	$1,924	$3,352	$1,479	$43,708
Financing receivables
Ending balance: total loans by group	$502,952	$1,717,118	$129,421	$80,026	$478,111	$579,278	$68,773	$3,555,679	(1)
Ending balance: individually evaluated for impairment	$3,823	$26,665	$1,999	$2,494	$9,963	$428	$2,014	$47,386
Ending balance: collectively evaluated for impairment	$499,129	$1,690,453	$127,422	$77,532	$468,148	$578,850	$66,759	$3,508,293

(1)	The amount of deferred fees included in the ending balance was $3.1 million, $2.9 million, and $2.8 million at December 31, 2012, 2011, and 2010, respectively.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Home Equity — Home equity loans and lines are made to qualified individuals for legitimate purposes secured by senior or junior mortgage liens on owner-occupied 1-4 family homes, condominiums or vacation homes or on nonowner occupied 1-4 family homes with more restrictive loan to value requirements. The home equity loan has a fixed rate and is billed equal payments comprised of principal and interest. The home equity line of credit has a variable rate and is billed interest only payments during the draw period. At the end of the draw period, the home equity line of credit is billed a percentage of the principal balance plus all accrued interest. Borrower qualifications include favorable credit history combined with supportive income requirements and combined loan to value ratios within established policy guidelines.
Consumer — Other — Other consumer loan products including personal lines of credit and amortizing loans made to qualified individuals for various purposes such as education, auto loans, debt consolidation, personal expenses or overdraft protection. Borrower qualifications include favorable credit history combined with supportive income and collateral requirements within established policy guidelines. Consumer - Other loans may be secured or unsecured.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The Company utilizes a comprehensive strategy for monitoring commercial credit quality. Borrowers are required to provide updated financial information at least annually which is carefully evaluated for any changes in financial condition. Larger loan relationships are subject to a full annual credit review by an experienced credit analysis group. Additionally, the Company retains an independent loan review firm to evaluate the credit quality of the commercial loan portfolio. The independent loan review process achieves a significant review of the commercial loan portfolio exposure and reports the results of these reviews to the Audit Committee of the Board of Directors on a quarterly basis.
The following table details the internal risk-rating categories for the Company’s commercial portfolio:

		December 31, 2012
Category	Risk Rating	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Total
		(Dollars in thousands)
Pass	1 - 6	$647,984	$1,928,148	$177,693	$71,231	$2,825,056
Potential weakness	7	16,420	92,651	6,195	3,213	118,479
Definite weakness	8	21,979	98,688	4,880	4,080	129,627
Partial loss probable	9	1,128	2,666	—	70	3,864
Definite loss	10	—	—	—	—	—
Total		$687,511	$2,122,153	$188,768	$78,594	$3,077,026
		December 31, 2011
Category	Risk Rating	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Total
		(Dollars in thousands)
Pass	1 - 6	$528,798	$1,626,745	$114,633	$70,543	$2,340,719
Potential weakness	7	33,313	124,661	7,859	4,041	169,874
Definite weakness	8	12,683	93,438	6,412	3,762	116,295
Partial loss probable	9	922	2,810	—	163	3,895
Definite loss	10	—	—	—	—	—
Total		$575,716	$1,847,654	$128,904	$78,509	$2,630,783
For the Company’s consumer portfolio, the quality of the loan is best indicated by the repayment performance of an individual borrower. However, the Company does supplement performance data with current Fair Isaac Corporation (“FICO”) and Loan to Value (“LTV”) estimates. Current FICO data is purchased and appended to all consumer loans on a quarterly basis. In addition, automated valuation services and broker opinions of value are used to supplement original value data for the residential and home equity portfolios, periodically. The following table shows the weighted average FICO scores and the weighted average combined LTV ratio, exclusive of loans acquired from Central, for the periods indicated below:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31
	2012	2011
Residential portfolio
FICO score (re-scored)(1)	727	731
LTV (re-valued)(2)	67.0%	67.0%
Home equity portfolio
FICO score (re-scored)(1)	763	762
LTV (re-valued)(2)	54.0%	55.0%

(1)	The average FICO scores above are based upon rescores available from November and actual score data for loans booked between December 1 and December 31, for the years indicated.

(2)
The LTV ratios are based upon updated automated valuations as of November 30, 2011 for the years indicated, if applicable. For home equity loans and lines in a subordinate lien, the LTV data represents a combined LTV, taking into account the senior lien data for loans and lines.

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
The following table shows nonaccrual loans at the dates indicated:

	December 31
	2012		2011
	(Dollars in thousands)
Commercial and industrial	$2,666		$1,883
Commercial real estate	6,574		12,829
Commercial construction	—		280
Small business	570		542
Residential real estate	11,472		9,867
Home equity	7,311	(1)	3,130
Consumer — other	121		381
Total nonaccrual loans(2)	$28,714		$28,912

(1)
The increase in nonaccrual home equity loans was driven by regulatory guidance issued during 2012, pertaining to income recognition practices on performing junior lien mortgages. While the loans are currently performing they are placed on nonaccrual as a result of delinquency with respect to the first position, which is held by another financial institution.

(2)	Included in these amounts were $6.6 million and $9.2 million nonaccruing TDRs at December 31, 2012 and 2011, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows the age analysis of past due financing receivables as of the dates indicated:

	December 31, 2012
	30-59 days		60-89 days		90 days or more		Total Past Due		Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance
	(Dollars in thousands)
Commercial and industrial	14	$1,305	7	$336	23	$1,875	44	$3,516	$683,995	$687,511	$—
Commercial real estate	19	5,028	8	2,316	31	6,054	58	13,398	2,108,755	2,122,153	—
Commercial construction	—	—	—	—	—	—	—	—	188,768	188,768	—
Small business	20	750	8	94	10	320	38	1,164	77,430	78,594	—
Residential real estate	17	3,053	7	1,848	40	7,501	64	12,402	592,266	604,668	—
Residential construction	—	—	—	—	—	—	—	—	8,213	8,213	—
Home equity	32	2,756	10	632	17	1,392	59	4,780	797,369	802,149	—
Consumer — other	208	1,217	32	224	28	153	268	1,594	25,361	26,955	52
Total	310	$14,109	72	$5,450	149	$17,295	531	$36,854	$4,482,157	$4,519,011	$52

	December 31, 2011
	30-59 days		60-89 days		90 days or more		Total Past Due		Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance
	(Dollars in thousands)
Commercial and industrial	21	$2,143	10	$2,709	20	$1,279	51	$6,131	$569,585	$575,716	$—
Commercial real estate	7	3,684	7	2,522	29	6,737	43	12,943	1,834,711	1,847,654	—
Commercial construction	—	—	—	—	3	280	3	280	128,624	128,904	—
Small business	19	320	3	21	12	148	34	489	78,020	78,509	—
Residential real estate	14	2,770	10	3,208	31	6,065	55	12,043	404,527	416,570	—
Residential construction	—	—	—	—	—	—	—	—	9,631	9,631	—
Home equity	28	1,483	19	1,139	19	1,502	66	4,124	691,939	696,063	—
Consumer — other	260	1,821	57	303	58	374	375	2,498	38,845	41,343	41
Total	349	$12,221	106	$9,902	172	$16,385	627	$38,508	$3,755,882	$3,794,390	$41
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows the Company’s total TDRs and other pertinent information as of the dates indicated:

	December 31
	2012	2011
	(Dollars in thousands)
TDRs on accrual status	$46,764	$37,151
TDRs on nonaccrual status	6,554	9,230
Total TDR’s	$53,318	$46,381
Amount of specific reserves included in the allowance for loan loss associated with TDRs:	$3,049	$1,887
Additional commitments to lend to a borrower who has been a party to a TDR:	$1,847	$693
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
The following table shows the modifications which occurred during the periods indicated and the change in the recorded investment subsequent to the modifications occurring:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Troubled Debt Restructurings
	Years Ended December 31
	2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment(1)
	(Dollars in thousands)

Commercial & industrial	18	$3,372	$3,372
Commercial real estate	15	7,121	7,121
Small business	14	621	621
Residential real estate	20	3,495	3,499
Home equity	20	1,195	1,198
Consumer — other	33	328	329
Total	120	$16,132	$16,140

	2011
Commercial & industrial	11	$1,165	$1,165
Commercial real estate	17	8,707	8,707
Small business	37	1,270	1,270
Residential real estate	16	3,460	3,536
Home equity	2	101	101
Consumer — other	89	985	985
Total	172	$15,688	$15,764

	2010
Commercial & industrial	11	$1,286	$1,286
Commercial real estate	14	12,491	12,491
Small business	47	1,514	1,514
Residential real estate	19	5,797	5,938
Home equity	4	292	296
Consumer — other	108	1,405	1,405
Total	203	$22,785	$22,930

(1)	The post-modification balances represent the balance of the loan on the date of modification. These amounts may show an increase when modifications include a capitalization of interest.

The following table shows the Company’s post-modification balance of TDRs listed by type of modification as of the periods indicated:

	Years Ended December 31
	2012	2011	2010
	(Dollars in thousands)
Extended maturity	$5,867	$5,216	$10,691
Adjusted interest rate	2,182	1,746	52
Combination rate & maturity	5,007	8,802	12,187
Court ordered concession	3,084	—	—
Total	$16,140	$15,764	$22,930

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows the loans that have been modified during the past twelve months which have subsequently defaulted during the periods indicated. The Company considers a loan to have defaulted when it reaches 90 days past due.

	Years Ended December 31
	2012		2011		2010
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(Dollars in thousands)
Troubled debt restructurings that subsequently defaulted
Commercial & industrial	1	$231	—	$—	—	$—
Commercial real estate	3	696	—	—	1	263
Small business	—	—	5	75	—	—
Residential real estate	1	238	—	—	2	500
Home equity	—	—	—	—	—	—
Consumer — other	—	—	1	22	2	18
Subtotal	5	$1,165	6	$97	5	$781
All TDR loans are considered impaired and therefore are subject to a specific review for impairment. The impairment analysis appropriately discounts the present value of the anticipated cash flows by the loan’s contractual rate of interest in effect prior to the loan’s modification. The amount of impairment, if any, is recorded as a specific loss allocation to each individual loan in the allowance for loan losses. Commercial loans (commercial and industrial, commercial construction, commercial real estate and small business loans), residential loans, and home equity loans that have been classified as TDRs and which subsequently default are reviewed to determine if the loan should be deemed collateral dependent. In such an instance, any shortfall between the value of the collateral and the book value of the loan is determined by measuring the recorded investment in the loan against the fair value of the collateral less estimated costs to sell. The Bank charges off the amount of any confirmed loan loss in the period when the loans, or portion of loans, are deemed uncollectible. Smaller balance consumer TDR loans are reviewed for performance to determine when a charge-off is appropriate.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below sets forth information regarding the Company’s impaired loans as of the dates indicated:

	Years Ended December 31
	2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded
Commercial & industrial	$5,849	$7,343	$—	$6,993	$391
Commercial real estate	12,999	13,698	—	13,984	952
Commercial construction	—	—	—	—	—
Small business	1,085	1,147	—	1,217	80
Residential real estate	2,545	2,630	—	2,589	118
Home equity	4,119	4,166	—	4,190	195
Consumer — other	700	705	—	858	72
Subtotal	27,297	29,689	—	29,831	1,808
With an allowance recorded
Commercial & industrial	$2,726	$2,851	$1,084	$2,883	$143
Commercial real estate	20,869	21,438	516	21,678	1,340
Commercial construction	—	—	—	—	—
Small business	1,194	1,228	353	1,255	77
Residential real estate	12,828	13,601	1,302	13,014	560
Home equity	316	389	35	324	23
Consumer — other	1,429	1,453	130	1,610	60
Subtotal	39,362	40,960	3,420	40,764	2,203
Total	$66,659	$70,649	$3,420	$70,595	$4,011
	2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded
Commercial & industrial	$3,380	$4,365	$—	$4,672	$300
Commercial real estate	19,433	20,010	—	19,760	1,365
Commercial construction	843	843	—	839	59
Small business	1,131	1,193	—	1,199	84
Residential real estate	—	—	—	—	—
Home equity	22	22	—	22	1
Consumer — other	31	32	—	35	3
Subtotal	24,840	26,465	—	26,527	1,812
With an allowance recorded
Commercial & industrial	$2,228	$2,280	$562	$2,244	$99
Commercial real estate	18,043	19,344	457	19,951	1,173
Commercial construction	—	—	—	—	—
Small business	1,195	1,218	148	1,292	73
Residential real estate	12,984	13,651	1,245	13,059	512
Home equity	304	349	31	316	19
Consumer — other	2,107	2,125	239	1,928	73
Subtotal	36,861	38,967	2,682	38,790	1,949
Total	$61,701	$65,432	$2,682	$65,317	$3,761

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2010
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded
Commercial & industrial	$2,451	$2,917	$—	$2,539	$171
Commercial real estate	19,538	20,280	—	20,223	1,394
Commercial construction	230	230	—	248	13
Small business	1,541	1,656	—	1,689	122
Residential real estate	205	205	—	205	10
Home equity	—	—	—	—	—
Consumer — other	10	10	—	7	—
Subtotal	23,975	25,298	—	24,911	1,710
With an allowance recorded
Commercial & industrial	$1,372	$1,373	$511	$1,384	$94
Commercial real estate	7,127	7,379	411	7,346	438
Commercial construction	1,769	1,769	151	1,762	76
Small business	953	954	221	956	63
Residential real estate	9,758	10,146	991	9,836	396
Home equity	428	435	17	432	21
Consumer — other	2,004	2,035	245	1,364	58
Subtotal	23,411	24,091	2,547	23,080	1,146
Total	$47,386	$49,389	$2,547	$47,991	$2,856

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table displays certain information pertaining to purchased credit impaired loans at the dates indicated:

		At
		Acquisition
		November 9, 2012
		(Dollars in thousands)
Contractually required principal and interest payments receivable	(1)	$47,548
Less: expected cash flows	(1)	38,815
Initial nonaccretable difference		$8,733

Expected cash flows	(1)	$38,815
Less: fair value (initial carrying amount)		35,720
Accretable Yield		$3,095

		November 9, 2012	December 31, 2012
		(Dollars in thousands)
Outstanding balance		$40,799	$36,278
Carrying amount		$35,720	$32,054
(1) Reflective of anticipated prepayments.
The following table summarizes activity in the accretable yield for the PCI loan portfolio:

Year Ended December 31, 2012
(Dollars in thousands)
Balance at the beginning of the period	$—
Acquisition	3,095
Accretion	(903)
Reclassification from nonaccretable difference for loans with improved cash flows (1)	272
Balance at end of period	$2,464

(1)	Results in increased interest income during the period in which the loan paid off.
Loans to Insiders
The Bank has granted loans to principal officers, directors (and their affiliates) and principal security holders. All such loans were made in the ordinary course of business on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other persons, and do not involve more than the normal risk of collectability or present other unfavorable features. Annual activity consists of the following at the periods indicated:

	2012	2011
	(Dollars in thousands)
Principal balance of loans outstanding as of January 1,	$41,184	$29,986
Loan advances	89,666	68,512
Loan payments/payoffs (1)	(82,991)	(57,314)
Principal balance of loans outstanding as of December 31,	$47,859	$41,184

(1)	Includes the removal of $900,000 related to a director who retired during 2012, and no longer considered an insider. Amount does not reflect an actual payoff of a loan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5)    BANK PREMISES AND EQUIPMENT
Bank premises and equipment at December 31, were as follows:

	2012	2011	Estimated Useful Life
	(Dollars in thousands)		(In years)
Cost:
Land	$14,514	$11,523	n/a
Bank premises	24,160	21,438	5-39
Leasehold improvements	19,681	18,744	1-15
Furniture and equipment	43,763	38,857	1-10
Total cost	102,118	90,562
Accumulated depreciation	(46,891)	(42,310)
Net bank premises and equipment	$55,227	$48,252
Depreciation expense related to bank premises and equipment was $5.5 million in 2012, $4.9 million in 2011, and $5.2 million in 2010, which is included in occupancy and equipment expense and other noninterest expense.

(6)    GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS
The following table sets forth the carrying value of goodwill and other intangible assets, net of accumulated amortization, at December 31:

	2012	2011
	(Dollars in thousands)
Balances not subject to amortization:
Goodwill(1)	$150,391	$130,074
Balances subject to amortization:
Core deposit intangibles	10,328	9,660
Other identifiable intangible assets	1,425	988
Total other intangible assets	11,753	10,648
Total goodwill and other intangible assets	$162,144	$140,722

(1)	Approximately $38.3 million and $39.5 million is expected to be deductible for tax purposes at December 31, 2012 and 2011, respectively.
The changes in the carrying value of goodwill for the periods indicated were as follows:

	2012	2011	2010
	(Dollars in thousands)
Balance at beginning of year	$130,074	$129,617	$129,348
Central acquisition	22,544	—	—
Impairment (1)	(2,227)	—	—
Earn out payments from prior acquisitions	—	457	269
Balance at end of year	$150,391	$130,074	$129,617

(1)	Amount represents the total amount of goodwill relating to Compass Exchange Advisors, LLC, which was acquired in January 2007.
The gross carrying amount and accumulated amortization of other intangible assets were as follows at the periods indicated:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2012			2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in thousands)
Core deposits	$17,537	$(7,209)	$10,328	$17,638	$(7,978)	$9,660
Other intangible assets	1,960	(535)	1,425	1,330	(342)	988
Total	$19,497	$(7,744)	$11,753	$18,968	$(8,320)	$10,648

Amortization of intangible assets for 2012 and 2011, were $1.7 million, for both periods and for 2010 was $2.0 million, respectively.
The following table sets forth the estimated annual amortization expense of intangible assets for each of the next five years:

Year	Amount
(Dollars in thousands)
2013	$2,109
2014	$2,076
2015	$1,914
2016	$1,821
2017	$1,800
The original weighted average amortization period for intangible assets is 9.9 years.

(7)    DEPOSITS
The following is a summary of the scheduled maturities of time deposits as of December 31:

	2012		2011
	(Dollars in thousands)
1 year or less	$518,957	68.90%	$476,318	75.59%
Over 1 year to 2 years	125,915	16.72%	69,523	11.03%
Over 2 years to 3 years	39,722	5.27%	33,475	5.31%
Over 3 years to 4 years	52,012	6.91%	11,160	1.77%
Over 4 years to 5 years	16,466	2.19%	39,634	6.29%
Over 5 years	53	0.01%	52	0.01%
Total	$753,125	100.00%	$630,162	100.00%
The amount of overdraft deposits that were reclassified to the loan category at December 31, 2012 and 2011 was $1.6 million and $1.2 million, respectively.

(8)    BORROWINGS
The Company’s borrowings consist of both short-term and long-term borrowings and provide the Bank with one of its primary sources of funding. The borrowings also serve the Bank by providing a contingent source of liquidity. As of December 31, 2012 and 2011, the Bank had $3.0 billion and $2.6 billion, respectively, of assets pledged as collateral against borrowings to provide availability for current operations, and to serve as a contingent liquidity funding source for the Company. These assets are primarily pledged to the FHLB of Boston and the Federal Reserve Bank of Boston. Another primary source of funds for the Company is customer repurchase agreements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s short-term borrowings consisted of the following as of the periods indicated:

	December 31
	2012	2011
	(Dollars in thousands)
Federal home loan bank and other borrowings (1)	$175,245	$190,091
Customer repurchase agreements	153,359	166,128
Total short-term borrowings	$328,604	$356,219

(1)	Includes a $12.0 million Parent Company outstanding line of credit with a variable rate of LIBOR plus 1.60%.
The interest expense on short-term borrowings was $984,000, $2.3 million, and $5.0 million as of December 31, 2012, 2011, and 2010, respectively.
The table below sets forth additional information on short-term borrowings as of and for the periods indicated:

	2012		2011		2010
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
	(Dollars in thousands)
Balance outstanding at end of year	$328,604	0.30%	$356,219	0.58%	$316,163	0.84%
Average daily balance outstanding	334,167	0.35%	357,168	0.66%	341,447	1.54%
Maximum balance outstanding at any month end	358,461	N/A	392,323	N/A	361,060	N/A
The Company’s long-term borrowings consisted of the following as of the periods indicated:

	December 31
	2012	2011
	(Dollars in thousands)
Federal home loan bank borrowings	$108,324	$39,610
Wholesale repurchase agreements (1)	50,000	50,000
Junior subordinated debentures
Capital trust V (2)	51,547	51,547
Slades ferry trust I (3)	10,310	10,310
Central trust I (4)	5,258	—
Central trust II (5)	7,012	—
Subordinated debentures (6)	30,000	30,000
Total long-term borrowings	$262,451	$181,467

(1)	Assets sold under wholesale repurchase agreements were at a fixed rate of 2.29%.

(2)
The Capital Trust V Trust Preferred Securities were issued in connection with the issuance of variable rate (LIBOR plus 1.48%) capital securities due in 2037, which are callable quarterly until maturity. The interest rate has been locked at a fixed rate of 6.52%, until December 28, 2016, through the use of an interest rate swap. The Company unconditionally guarantees all obligations under these trust preferred securities.

(3)
The Slades Ferry Trust I Preferred Securities were issued in connection with the issuance of variable rate (LIBOR plus 2.79%) capital securities due in 2034, which are callable quarterly until maturity. The Company unconditionally guarantees all obligations under these trust preferred securities.

(4)
Central Bancorp Capital Trust I issued trust preferred securities in connection with the issuance of variable rate (LIBOR plus 2.44%) capital securities due in 2034, which are callable quarterly until maturity. The Company unconditionally guarantees all obligations under these trust preferred securities.

(5)
Central Bancorp Statutory Trust II issued trust preferred securities in connection with the issuance of fixed rate capital securities (7.015% until March 15, 2017). Subsequent to this date, the capital securities will be variable (LIBOR plus 1.65%) and are due in 2037, and will become callable quarterly until maturity. The Company unconditionally guarantees all obligations under these trust preferred securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(6)
The subordinated debentures were issued to USB Capital Resources, Inc., a wholly-owned subsidiary of U.S. Bank National Association. The subordinated debt matures on October1, 2019, however with regulatory approval, the Bank may redeem the subordinated debt without penalty at any time on or after October 1, 2014. The interest rate is fixed at 7.02% until August 27, 2013, at which time it will have a floating rate of LIBOR plus 3.00%.

The interest expense on long-term borrowings was $11.7 million, $13.0 million, and $13.5 million as of December 31, 2012, 2011, and 2010, respectively.
The following table sets forth information relating to the Company’s FHLB borrowings as of the periods indicated:

	Years Ended December 31
	2012			2011
	Weighted Average Interest Rate	Amount Outstanding	Amount Callable	Weighted Average Interest Rate	Amount Outstanding	Amount Callable
		(Dollars in thousands)
Due in one year or less	0.34%	$163,245	$2,000	0.84%	$190,091	$30,000
Due in greater than one year to five years	1.53%	101,948	93,000	4.82%	8,507	8,000
Due in greater than five years	0.62%	6,376	5,000	3.94%	31,103	30,000
Total	0.80%	$271,569	$100,000	1.41%	$229,701	$68,000
The Company has entered into interest rate swaps to manage the interest rate risk of these borrowings, and has effectively hedged $150.0 million of the short-term FHLB advances, which the Company intends to continue roll, to fixed interest rates. These swaps carry a weighted average interest rate of 2.66% and have various maturity dates ranging from December 2013 through December 2018.
Additionally, the Company’s FHLB borrowings are collateralized by a blanket pledge agreement on the Bank’s FHLB stock, certain qualified investment securities, deposits at the Federal Home Loan Bank, residential mortgages held in the Bank’s portfolio, and certain commercial real estate loans. The Bank’s unused remaining available borrowing capacity at the Federal Home Loan Bank was approximately $661.9 million and $526.6 million at December 31, 2012 and 2011, respectively, inclusive of a $5.0 million line of credit. Also, as of December 31, 2012 and 2011 the Bank had an available borrowing capacity at the Federal Reserve Bank of Boston of $766.2 million and $618.8 million, respectively. At December 31, 2012 and 2011, the Bank had no outstanding borrowings with the Federal Reserve Bank of Boston.
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
The following table sets forth information relating to the Company’s repurchase agreements as of the periods indicated:

	December 31
	2012		2011
	Amount	Investments Pledged	Amount	Investments Pledged
	(Dollars in thousands)
Repurchase agreements with brokers	$50,000	$49,693	$50,000	$51,574
Customer repurchase agreements	153,356	172,403	166,128	166,323
Total	$203,356	$222,096	$216,128	$217,897

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the contractual maturities of both short and long-term borrowings over the next 5 years:

	Amounts Maturing	(1)
	(Dollars in thousands)
2013	$328,493	(2)
2014	$10,000
2015	$58,000
2016	$—
2017	$75,000

(1)	Amounts maturing represent contractual amounts due and exclude any amortization of fair value marks associated with acquired borrowings.

(2)
The Company has entered into interest rate swaps to effectively hedge $150.0 million of the short-term FHLB advances, which the Company intends to continue to roll, to fix the interest rates. These interest rate swaps have maturity dates ranging from December 2013 through December 2018.

(9)    EARNINGS PER SHARE
Earnings per share consisted of the following components for the years ended December 31:

	2012	2011	2010
	(Dollars in thousands)
Net income	$42,627	$45,436	$40,240

	Weighted Average Shares
	(Shares in thousands)
Basic shares	21,782	21,423	21,178
Effect of dilutive securities	30	29	26
Diluted shares	21,812	21,452	21,204

Net income per share
Basic EPS	$1.96	$2.12	$1.90
Effect of dilutive securities	0.01	—	—
Diluted EPS	$1.95	$2.12	$1.90

The following table illustrates the options to purchase common stock that were excluded from the calculation of diluted earnings per share because they were anti-dilutive:

	December 31
	2012	2011	2010
Stock options	584,938	824,225	790,140

(10)    STOCK BASED COMPENSATION
The Company has the following stock based plans, all of which have been approved by the Company’s Board of Directors and shareholders:

•	1996 Nonemployee Directors’ Stock Option Plan (“1996 Plan”)

•	1997 Employee Stock Option Plan (“1997 Plan”)

•	2005 Amended and Restated Employee Stock Plan (“2005 Plan”)

•	2006 Nonemployee Director Stock Plan (“2006 Plan”)

•	2010 Nonemployee Director Stock Plan (“2010 Plan”)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the amount of cumulatively granted stock options and restricted stock awards, net of forfeitures, through December 31, 2012:

	Authorized Stock Option Awards	Authorized Restricted Stock Awards	Total	Cumulative Granted, Net of Forfeitures		Total	Authorized but Unissued
				Stock Option Awards	Restricted Stock Awards

1996 Plan	300,000	N/A	300,000	191,000	N/A	191,000	(4)
1997 Plan	1,100,000	N/A	1,100,000	972,771	N/A	972,771	(4)
2005 Plan	(1)	(1)	1,650,000	424,899	373,156	798,055	851,945
2006 Plan	(2)	(2)	35,400	15,000	20,400	35,400	(4)
2010 Plan	(3)	(3)	314,600	22,000	41,600	63,600	251,000

(1)	The Company may award up to a total of 1,650,000 shares as stock options or restricted stock awards.

(2)	The Company may award up to a total of 50,000 shares as stock options or restricted stock awards. During 2010, the remaining 14,600 shares were transferred and available for issue under the 2010 Plan.

(3)	The Company may award up to a total of 314,600 shares as stock options or restricted stock awards, inclusive of 14,600 shares which were transferred from the 2006 Plan.

(4)
There are no shares available for grant under the 1996 Plan or 1997 Plan due to their expirations. These Plans have outstanding stock options exercisable despite the Plan expiration. Additionally, the 2006 Plan has outstanding stock options exercisable despite the transfer of remaining authorized shares to the 2010 Plan.

The Company issues shares for stock option exercises and restricted stock awards from its pool of authorized but unissued shares.
The following table presents the pre-tax expense associated with stock option and restricted stock awards and the related tax benefits recognized for the years presented:

	Years Ended December 31
	2012	2011	2010
	(Dollars in thousands)
Stock based compensation expense
Stock options	$526	$662	$436
Restricted stock awards(1)	1,968	1,502	1,018
Directors’ fee expense
Stock options	19	65	63
Restricted stock awards	332	254	149
Total stock based award expense	$2,845	$2,483	$1,666
Related tax benefits recognized in earnings	$932	$1,014	$681

(1)	Inclusive of compensation expense associated with time-vested and performance-based restricted stock awards.
Amounts recognized related to awards issued to directors are recognized as directors’ fees within other noninterest expense.
The Company has standard form agreements used for stock option and restricted stock awards. The standard form agreements used for the Chief Executive Officer and all other Executive Officers have previously been disclosed in Securities and Exchange Commission filings and generally provide that: (1) any unvested options or unvested restricted stock vest upon a Change of Control; and, that (2) any stock options which vest pursuant to a Change of Control, which is an event described in Section 280G of the Internal Revenue Code of 1986, will be cashed out at the difference between the acquisition price and the exercise price of the stock option.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options
There were no stock options granted in 2012. The following table provides vesting period and contractual term information for stock option awards issued for 2011 and 2010:

Date of Grant	Plan	Vesting Period From Date of Grant	Contractual Term
May 25, 2010	2010	20 months	10 years
February 10, 2011	2005	3 years	10 years
February 17, 2011	2005	3 years	10 years
May 24, 2011	2010	20 months	10 years
Under all of the Company’s stock based plans, the option exercise price is based upon the average of the high and low trading value of the stock on the date of grant. Stock option awards granted to date under all plans expire through 2021.
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

•
The stock based compensation expense recognized in earnings should be based on the amount of awards ultimately expected to vest, therefore a forfeiture assumption is estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock based compensation expense recognized in 2012, 2011, and 2010 has been reduced for annualized estimated forfeitures of 3.5%, 5%, and 5%, respectively, based on historical experience.

During the year ended December 31, 2012, the Company did not issue stock options. During the years ended December 31, 2011 and 2010, the Company has made the following awards of nonqualified options to purchase shares of common stock:

	Years Ended December 31
	2011			2010
Date of grant	2/10/2011	2/17/2011	5/24/2011	5/25/2010
Plan	2005	2005	2010	2010
Options granted	40,000	54,000	7,000	15,000
Vesting period (1)	3 years	3 years	20 months	3 years
Expiration date	2/10/2021	2/17/2021	5/24/2021	5/25/2020
Expected volatility	32%	32%	33%	39%
Expected life (years)	5.5	5	5	5
Expected dividend yield	2.90%	2.89%	2.87%	3.18%
Risk free interest rate	2.57%	2.27%	1.81%	2.01%
Fair value	$6.81	$6.39	$6.72	$6.31

(1)	Vesting periods begin on the grant date unless otherwise noted.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents relevant information relating to the Company’s stock options for the periods indicated:

	Years Ended December 31
	2012	2011	2010
	(Dollars in thousands)
Fair value of stock options vested based on grant date fair value	$706	$506	$460
Intrinsic value of stock options exercised/forfeited	$627	$943	$406
Cash received from stock option exercises	$1,242	$4,127	$743
Tax benefit realized on stock option exercises/repurchase	$242	$735	$91
Weighted average grant date fair value of options granted (per share)	$—	$6.58	$6.31
Cash paid to settle equity instruments granted under stock based compensation arrangements	$134	$—	$—
A summary of the status of the Company’s Stock Option Grants for the year ended December 31, 2012 is presented in the table below:

	Outstanding					Nonvested
	Stock Option Awards		Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (1)	Stock Option Awards		Weighted Average Grant Date Fair Value
	(Dollars in thousands, except per share data)
Balance at January 1, 2012	976,066		$29.18			203,220		$6.64
Granted	—		$—			—		$—
Exercised/repurchased	(251,425)		$26.56			n/a		n/a
Vested	n/a		n/a			(99,703)		$7.09
Forfeited	(4,333)		$24.08			(4,333)		$5.82
Expired	(36,067)		$30.04			—		$—
Balance at December 31, 2012	684,241	(2)	$30.13	4.00	$422	99,184	(4)	$6.23
Options outstanding and expected to vest at December 31, 2012	682,737	(2)	$30.14	3.99	$420
Options exercisable at December 31, 2012	585,057	(3)	$30.52	3.48	$329
Unrecognized compensation cost, including forfeiture estimate									$275
Weighted average remaining recognition period (years)									0.97

(1)
The aggregate intrinsic value in the preceding tables represents the total pre-tax intrinsic value, based on the average of the high price and low price at which the Company’s common stock traded on December 31, 2012 of $28.73 which would have been received by the option holders had they all exercised their options as of that date.

(2)	Inclusive of 58,000 stock options outstanding and expected to vest to Directors.

(3)	Inclusive of 55,842 vested stock options outstanding to Directors.

(4)	Inclusive of 2,158 nonvested stock options outstanding to Directors.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock
The Company grants both time-vested restricted stock awards as well as performance-based restricted stock awards. During the years ended December 31, 2012, 2011, and 2010 the Company has made the following restricted stock award grants:

	Shares Granted	Plan	Fair Value (1)	Vesting Period
Time-vested
2012
2/16/2012	89,800	2005	27.81	Ratably over 5 years from grant date
4/5/2012	1,000	2005	28.16	Ratably over 5 years from grant date
5/22/2012	1,000	2010	27.63	Immediate upon grant
5/22/2012	13,000	2010	27.63	At the end of 5 years from grant date(2)
11/10/2012	1,000	2010	28.03	At the end of 5 years from grant date(2)
2011
2/10/2011	27,750	2005	27.58	Ratably over 5 years from grant date
2/17/2011	33,000	2005	27.43	Ratably over 5 years from grant date
5/3/2011	3,000	2005	29.00	Ratably over 5 years from grant date
5/24/2011	9,800	2010	28.88	At the end of 5 years from grant date(2)
2010
2/11/2010	37,000	2005	23.39	Ratably over 3 years from grant date
2/25/2010	54,500	2005	25.12	Ratably over 3 years from grant date
5/25/2010	16,800	2010	23.07	At the end of 3 years from grant date(2)

Performance-based
2011
8/8/2011	3,637	2005	23.81	On December 31, 2014

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

The following table presents the fair value of restricted stock awards vesting during the periods presented:

	Years Ended December 31
	2012	2011	2010
	(Dollars in thousands)
Fair value of restricted stock awards upon vest	$2,085	$1,599	$623

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the status of the Company’s Restricted Stock Award Grants for the year ended December 31, 2012 is presented in the table below:

	Outstanding Restricted Stock Awards		Weighted Average Grant Price ($)
	(Dollars in thousands, except per share data)
Balance at January 1, 2012	239,177		$23.70
Granted	105,800		27.79
Vested/released	(74,350)		23.54
Forfeited	(2,866)		26.68
Expired	—		—
Balance at December 31, 2012	267,761	(1)	$25.33
Unrecognized compensation cost (inclusive of directors’ fees), including forfeiture estimate				$4,385
Weighted average remaining recognition period (years)				3.23

(1)	Inclusive of 62,000 restricted stock awards outstanding to Directors.

(11)    DERIVATIVES AND HEDGING ACTIVITIES
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reflects the Company’s derivative positions for the periods indicated below for interest rate swaps which qualify as hedges for accounting purposes:

December 31, 2012
Notional Amount	Trade Date	Effective Date	Maturity Date	Receive (Variable) Index	Current Rate Received	Pay Fixed Swap Rate	Fair Value
(Dollars in thousands)
$25,000	16-Feb-06	28-Dec-06	28-Dec-16	3 Month LIBOR	0.31%	5.04%	$(4,416)
25,000	16-Feb-06	28-Dec-06	28-Dec-16	3 Month LIBOR	0.31%	5.04%	(4,417)
25,000	8-Dec-08	10-Dec-08	10-Dec-13	3 Month LIBOR	0.31%	2.65%	(553)
25,000	9-Dec-08	10-Dec-08	10-Dec-13	3 Month LIBOR	0.31%	2.59%	(539)
25,000	9-Dec-08	10-Dec-08	10-Dec-18	3 Month LIBOR	0.31%	2.94%	(2,819)
50,000	17-Nov-09	20-Dec-10	20-Dec-14	3 Month LIBOR	0.31%	3.04%	(2,647)
25,000	5-May-11	10-Jun-11	10-Jun-15	3 Month LIBOR	0.31%	1.71%	(798)
$200,000							$(16,189)

December 31, 2011
Notional Amount	Trade Date	Effective Date	Maturity Date	Receive (Variable) Index	Current Rate Received	Pay Fixed Swap Rate	Fair Value
(Dollars in thousands)
25,000	16-Feb-06	28-Dec-06	28-Dec-16	3 Month LIBOR	0.55%	5.04%	(4,745)
25,000	16-Feb-06	28-Dec-06	28-Dec-16	3 Month LIBOR	0.55%	5.04%	(4,745)
25,000	8-Dec-08	10-Dec-08	10-Dec-13	3 Month LIBOR	0.54%	2.65%	(941)
25,000	9-Dec-08	10-Dec-08	10-Dec-13	3 Month LIBOR	0.54%	2.59%	(913)
25,000	9-Dec-08	10-Dec-08	10-Dec-18	3 Month LIBOR	0.54%	2.94%	(2,349)
50,000	17-Nov-09	20-Dec-10	20-Dec-14	3 Month LIBOR	0.56%	3.04%	(3,316)
25,000	5-May-11	10-Jun-11	10-Jun-15	3 Month LIBOR	0.54%	1.71%	(704)
40,000	18-Aug-11	2-Apr-12	10-Mar-19	3 Month LIBOR	TBD	1.89%	(550)
$240,000							$(18,263)
During the first quarter of 2010, one of the Company’s interest rate swap agreements, with a notional amount of $25.0 million, failed to qualify for hedge accounting. The Company ceased hedge accounting on January 6, 2010, which was the last date the interest rate swap qualified for hedge accounting. As a result, the Company recognized a loss of $238,000 directly in earnings as part of noninterest expense and reclassified $107,000 from interest expense to noninterest expense within the first quarter of 2010. Additionally, a gain of $191,000 which was previously deferred in OCI was immediately recognized in income during the first quarter, based on the Company’s anticipation of the hedged forecasted transaction no longer being probable to occur. The Company terminated the swap in June 2010 as a result of management’s decision to pay down the underlying borrowing and recognized $792,000 in earnings through the date of termination.
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
For derivative instruments that are designated and qualify as hedging instruments, the effective portion of the gains or losses is reported as a component of OCI, and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The Company expects approximately $5.6 million (pre-tax), to be reclassified to interest expense from OCI, related to the Company’s cash flow hedges in the next twelve months. This reclassification is due to anticipated payments that will be made and/or received on the swaps based upon the forward curve as of December 31, 2012.
The Company had no fair value hedges as of December 31, 2012 and 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below presents the net amortization income recognized as an offset to interest expense related to previously terminated swaps for the periods indicated:

	Years Ended December 31
	2012	2011	2010
	(Dollars in thousands)
Net amortization income	$244	$244	$222
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
The following table reflects the Company’s customer related derivative positions for the periods indicated below for those derivatives not designated as hedging:

	Number of Positions (1)	Notional Amount Maturing
		2012	2013	2014	2015	Thereafter	Total	Fair Value
	December 31, 2012
	(Dollars in thousands)
Loan level swaps
Receive fixed, pay variable	143	$—	16,766	65,344	105,939	314,199	$502,248	28,678
Pay fixed, receive variable	137	$—	16,766	65,344	105,939	314,199	$502,248	(28,663)
Foreign exchange contracts
Buys foreign exchange, sells U.S. currency	16	$—	42,516	—	—	—	$42,516	1,748
Buys U.S. currency, sells foreign exchange	16	$—	42,516	—	—	—	$42,516	(1,718)
	December 31, 2011
	(Dollars in thousands)
Loan level swaps
Receive fixed, pay variable	101	$—	19,197	80,234	112,458	171,533	$383,422	24,478
Pay fixed, receive variable	101	$—	19,197	80,234	112,458	171,533	$383,422	(24,535)
Foreign exchange contracts
Buys foreign exchange, sells U.S. currency	15	$21,657	—	—	—	—	$21,657	(1,081)
Buys U.S. currency, sells foreign exchange	15	$21,657	—	—	—	—	$21,657	1,098

(1)     The Company may enter into one swap agreement which offsets multiple reverse swap agreements. The positions will offset and the terms will be identical.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet at the periods indicated:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Fair Value at December 31, 2012	Fair Value at December 31, 2011	Balance Sheet Location	Fair Value at December 31, 2012	Fair Value at December 31, 2011
	(Dollars in thousands)
Derivatives designated as hedges
Interest rate swaps	Other assets	$—	$—	Other liabilities	$16,189	$18,263
Derivatives not designated as hedges
Customer related positions
Loan level swaps	Other assets	$28,678	$24,478	Other liabilities	$28,663	$24,535
Foreign exchange contracts	Other assets	1,748	1,098	Other liabilities	1,718	1,081
Total		$30,426	$25,576		$30,381	$25,616
The table below presents the effect of the Company’s derivative financial instruments included in OCI and current earnings for the periods indicated:

	Years Ended December 31
	2012	2011	2010
	(Dollars in thousands)
Derivatives designated as hedges
Loss in OCI on derivative (effective portion), net of tax	$(2,122)	$(7,021)	$(7,894)

Net loss reclassified from OCI into income (effective portion)	$(5,417)	$(5,472)	$(3,829)

Loss recognized in income on derivative (ineffective portion & amount excluded from effectiveness testing):
Interest expense	$—	$—	$—
Other expense	—	—	(154)
Total	$—	$—	$(154)

Derivatives not designated as hedges
Changes in fair value of customer related positions:
Other income	$134	$164	$56
Other expense	(49)	(56)	(341)
Total	$85	$108	$(285)
By using derivatives, the Company is exposed to credit risk to the extent that counterparties to the derivative contracts do not perform as required. Should a counterparty fail to perform under the terms of a derivative contract, the Company’s credit exposure on interest rate swaps is limited to the net positive fair value and accrued interest of all swaps with each counterparty. The Company seeks to minimize counterparty credit risk through credit approvals, limits, monitoring procedures, and obtaining collateral, where appropriate. Institutional counterparties must have an investment grade credit rating and be approved by the Company’s Board of Directors. As such, management believes the risk of incurring credit losses on derivative contracts with those counterparties is remote and losses, if any, would be immaterial. The Company had no exposure relating to interest rate swaps with institutional counterparties at December 31, 2012 or 2011, as all such swaps were in a liability position. The Company’s exposure relating to customer related positions was approximately $31.0 million and $25.1 million at December 31, 2012 and 2011, respectively. Credit exposure may be reduced by the amount of collateral pledged by the counterparty.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has agreements with certain of its derivative counterparties that contain a provision where if the Company fails to maintain its status as a well capitalized institution, then the Company could be required to terminate any outstanding derivatives with the counterparty. Certain instruments may also contain credit-risk related contingent features which require the Company to assign collateral for instruments in a liability position. The table below presents information relating to credit-risk contingent instruments as of the dates indicated:

	December 31
	2012	2011
	(Dollars in thousands)
Notional amount	$702,248	$623,422
Aggregate fair value	$44,852	$42,798
Collateral assigned	$50,957	$47,617
Collateral legally required to be maintained at dealer banks by the Company is monitored and adjusted as necessary. The Company determined that no additional collateral would have to be posted to immediately settle these instruments as of December 31, 2012.
The Company does not offset fair value amounts recognized for derivative instruments. The Company does net the amount recognized for the right to reclaim cash collateral against the obligation to return cash collateral arising from derivative instruments executed with the same counterparty under a master netting arrangement.
Mortgage Derivatives
Forward sale contracts of residential mortgage loans, considered derivative instruments for accounting purposes, are utilized by the Company in its efforts to manage risk of loss associated with its mortgage loan commitments and mortgage loans intended for sale. Prior to closing and funding certain one-to-four family residential mortgage loans, an interest rate lock commitment is generally extended to the borrower. During the period from commitment date to closing date, the Company is subject to the risk that market rates of interest may change. If market rates rise, investors generally will pay less to purchase such loans resulting in a reduction in the gain on sale of the loans or, possibly, a loss. In an effort to mitigate such risk, forward delivery sales commitments are executed, under which the Company agrees to deliver whole mortgage loans to various investors. The interest rate lock commitments and forward sales commitments are recorded at fair value, with changes in fair value recorded in current period earnings as a component of mortgage banking income. The Company has elected the fair value option to carry these instruments at fair value. Changes in the fair value marks on loans held for sale offset changes in interest rate lock and forward sales commitments. The change in fair value of loans held for sale is recorded in current period earnings as a component of mortgage banking income.
The table below summarizes the fair value of residential mortgage loans commitments, forward sales agreements, and loans held for sale at the periods indicated:

	December 31
	2012	2011
	(Dollars in thousands)
Interest rate lock commitments	$102	$265
Forward sales agreements	$(223)	$(528)
Loans held for sale fair value adjustments	$121	$262

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below summarizes the changes in the fair value of residential mortgage loans commitments, forward sales agreements, and loans held for sale for the periods indicated:

	Years Ended December 31
	2012	2011	2010
	(Dollars in thousands)
Interest rate lock commitments	$(163)	$724	$64
Forward sales agreements	304	(1,580)	285
Loans held for sale fair value adjustment	(141)	856	(593)
Total change in fair value	$—	$—	$(244)

(12)    INCOME TAXES
The provision for income taxes is comprised of the following components:

	Years Ended December 31
	2012	2011	2010
	(Dollars in thousands)
Current expense
Federal	$11,928	$11,830	$10,453
State	4,664	5,227	4,268
Total current expense	16,592	17,057	14,721
Deferred expense (benefit)
Federal	(1,183)	548	(2,223)
State	(736)	(457)	(271)
Total deferred expense (benefit)	(1,919)	91	(2,494)
Total expense	$14,673	$17,148	$12,227
The difference between the statutory federal income tax rate of 35% and the effective income tax rate reported for the last three years is detailed below:

	Years Ended December 31
	2012		2011		2010
	(Dollars in thousands)
Computed statutory federal income tax provision	$20,055	35.00%	$21,904	35.00%	$18,364	35.00%
State taxes, net of federal tax benefit	2,553	4.46%	3,101	4.95%	2,598	4.95%
Nontaxable interest, net	(542)	(0.95)%	(661)	(1.06)%	(564)	(1.07)%
Tax credits	(6,567)	(11.46)%	(6,238)	(9.97)%	(6,932)	(13.21)%
Increase in cash surrender value of life insurance and tax exempt gain on death proceeds	(1,612)	(2.81)%	(1,109)	(1.77)%	(1,117)	(2.13)%
Merger and other related costs (non-deductible)	404	0.71%	—	—%	—	—%
Other, net	382	0.66%	151	0.25%	(122)	(0.24)%
Total expense	$14,673	25.61%	$17,148	27.40%	$12,227	23.30%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax-effected components of the net deferred tax asset at December 31 were as follows:

	2012	2011
	(Dollars in thousands)
Deferred tax assets
Allowance for loan losses	$21,252	$19,845
Accrued expenses not deducted for tax purposes	7,739	6,181
Derivatives fair value adjustment	6,020	6,767
Other-than-temporary impairment on securities	4,435	4,403
Federal Home Loan Bank borrowings fair value adjustment	3,883	318
Deferred gain on sale leaseback transaction	3,541	3,968
Employee and director equity compensation	2,474	2,159
Net operating loss carry-forward	2,440	—
Loan basis difference fair value adjustment	1,402	—
Other	1,768	2,166
Total	$54,954	$45,807
Deferred tax liabilities
Goodwill	$11,831	$11,499
Fixed assets	7,286	6,269
Core deposit and other intangibles	3,775	3,499
Net unrealized gain on securities available for sale	3,257	3,762
Deferred loan fees, net	3,104	2,369
Loan basis difference fair value adjustment	—	1,326
Other	356	942
Total	$29,609	$29,666
Total net deferred tax asset	$25,345	$16,141
The Company has determined that a valuation allowance is not required for any of its deferred tax assets since it is more likely than not that these assets will be realized principally through the utilization of carry-back provisions to taxable income on prior years and future reversals of existing taxable temporary differences and by offsetting other future taxable income.
Uncertainty in Income Taxes
From time to time, the Internal Revenue Service (the "IRS") may review and/or challenge specific tax positions taken by the Company in its ordinary course of business. The Company believes the tax returns were filed based upon applicable statutes, regulations and case law in effect at the time of the transaction, however the IRS could disagree with the Company's interpretation. The Company accounts for uncertainties in income taxes by providing a tax reserve for certain positions. The following is a reconciliation of the beginning and ending amount of unrecognized tax benefits:

(Dollars in thousands)
Balance at December 31, 2010	$226
Reduction of tax positions for prior years	(115)
Increase for current year tax positions	—
Balance at December 31, 2011	$111
Reduction of tax positions for prior years	(34)
Increase for prior year tax positions	5
Increase for current year tax positions	44
Balance at December 31, 2012	$126

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Increases to the Company's unrealized tax positions occur as a result of accruing for the nonrecognition of new positions as well the accrual of interest and penalties related to prior year positions. Decreases in the Company's unrealized tax positions occur as a result of the statute of limitation lapsing on prior year positions and/or settlements relating to outstanding positions. All of the Company’s unrecognized tax benefits, if recognized, would be recorded as a component of income tax expense therefore affecting the effective tax rate. The Company records interest and penalties related to uncertain tax positions in the provision for income taxes.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction as well as in various states. The Company is subject to U.S. federal, state and local income tax examinations by tax authorities for the 2009 through 2011 tax years including any related income tax filings from its recent Bank acquisitions. The Company is carrying forward a net operating loss acquired with the Central acquisition in addition to a capital loss carry forward relating to both the Central acquisition and Company operations. The net operating loss carry forward will expire in twenty years and the capital loss carry forward in five years if unused, however the Company anticipates utilizing the carry forwards within this time frame.

(13)    EMPLOYEE BENEFIT PLANS
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
The Company’s participation in the Pension Plan for the annual period ended December 31, 2012, is outlined in the table below. The “EIN/Pension Plan Number” column provides the Employee Identification Number (“EIN”) and the three-digit plan number. The funding status of the Pension Plan is determined on the basis of the financial statements provided by the Fund using total plan assets and accumulated benefit obligation. The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented. The “Expiration Date of Collective-Bargaining Agreement” column lists the expiration date(s) of any collective-bargaining agreement(s) to which the Pension Plan is subject.

		Funding Status of Pension Plan		FIP/RP Status Pending/ Implemented	Surcharge Imposed	Expiration Date of Collective- Bargaining Agreement	Minimum Contributions Required for Future Periods
	EIN/Pension Plan Number	2012	2011
Pentegra defined benefit plan for financial institutions	13-5645888/333	96.96% as of 7/1/2012	81.44% as of 7/1/2011	No	No	N/A	$840,838

Contributions to the Fund are based on each individual employer’s experience. The Company’s total contributions to the Pension Plan did not represent more than 5% of the total contributions to the Pension Plan as indicated in the Pension Plan’s most recently available annual report dated June 30, 2012. The comparability of employer contributions is impacted by asset performance, discount rates and the reduction in the number of covered employees year over year.
The Company’s contributions to the Pension Plan were as follows for the periods indicated:

		Plan Year Allocation
	Cash Payment	2012-2013	2011-2012	2010-2011	2009-2010
	(Dollars in thousands)
2012	$234	$234	$—	$—	$—
2011	$2,217	$—	$2,217	$—	$—
2010	$1,794	$—	$—	$1,657	$137
Subsequent to year-end, the Company made an additional contribution toward the 2012-2013 plan year in the amount of $841,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s total defined benefit plan expense was $1.6 million, $1.9 million, and $1.6 million, for the years ending December 31, 2012, 2011, and 2010, respectively.
Financial information for the Fund is made available through the public Form 5500 which is available by April 15th of the year following the plan year end.
POSTRETIREMENT BENEFITS
Employees retiring from the Bank after attaining age 65 who have rendered at least 10 years of continuous service are entitled to a fixed contribution toward the premium for postretirement health care benefits and a $5,000 death benefit paid. The health care benefits are subject to deductibles, co-payment provisions and other limitations. The Bank may amend or change these benefits periodically. Additionally, the Company has acquired small postretirement plans in conjunction with various acquisitions, which are immaterial in nature and do not have a material impact on the amount of expense realized by the Company. Postretirement benefit expense was $82,000, $46,000, and $281,000, for the years ending December 31, 2012, 2011, and 2010, respectively.
SUPPLEMENTAL EXECUTIVE RETIREMENT PLANS
The Bank maintains supplemental retirement plans (“SERP”) for certain highly compensated employees designed to offset the impact of regulatory limits on benefits under qualified pension plans. The Bank has established and funded Rabbi Trusts to accumulate funds in order to satisfy the contractual liability of these supplemental retirement plan benefits. These agreements provide for the Bank to pay all benefits from its general assets, and the establishment of these trust funds does not reduce nor otherwise affect the Bank’s continuing liability to pay benefits from such assets except that the Bank’s liability shall be offset by actual benefit payments made from the trusts. The related trust assets, included in the Company's securities portfolio, totaled $6.7 million and $5.0 million at December 31, 2012 and 2011, respectively. At December 31, 2012 these trust assets were held as available for sale securities and at December 31, 2011 the trust assets were held in the trading portfolio.
The following table shows the supplemental retirement expense, and the contributions paid to the plan which were used only to pay the current year benefits as of the dates indicated:

	2012	2011	2010
	(Dollars in thousands)
Retirement expense	$1,144	$794	$757
Contributions paid	253	253	253
The Company’s best estimate of contributions expected to be paid in 2013 is $247,000. The following table shows the benefits expected to be paid in each of the next five years, in the aggregate for the next five fiscal years thereafter and in the aggregate after those 10 years:

Supplemental Executive Retirement Plans Expected Benefit Payment
(Dollars in thousands)
2013	$247
2014	$247
2015	$282
2016	$351
2017	$345
2018-2022	$1,972
2023 and later	$22,744

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The measurement date used to determine the supplemental executive retirement plans benefits is December 31st for each of the years reported. The following table illustrates the status of the supplemental executive retirement plans at December 31 for the years presented:

	Supplemental Executive Retirement Benefits
	2012	2011	2010
	(Dollars in thousands)
Change in accumulated benefit obligation
Benefit obligation at beginning of year	$7,550	$5,953	$5,597
Benefit obligation acquired	—	—	—
Accumulated service cost	627	351	335
Interest cost	296	325	301
Plan amendment	—	—	—
Actuarial loss/(gain)	494	1,179	(27)
Benefits paid	(253)	(258)	(253)
Accumulated benefit obligation at end of year	$8,714	$7,550	$5,953
Change in plan assets
Fair value of plan assets at beginning of year	$—	$—	$—
Employer contribution	253	253	253
Benefits paid	(253)	(253)	(253)
Fair value of plan assets at end of year	$—	$—	$—
Funded status at end of year	$(8,714)	$(7,550)	$(5,953)
Assets	—	—	—
Liabilities	(8,714)	(7,550)	(5,953)
Accrued benefit cost	$(8,714)	$(7,550)	$(5,953)
Amounts recognized in accumulated other comprehensive income (“AOCI”), net of tax
Net loss	$1,276	$1,056	$336
Prior service cost	440	499	590
Amounts recognized in AOCI, net of tax	$1,716	$1,555	$926
Information for plans with an accumulated benefit obligation in excess of plan assets
Projected benefit obligation	$8,714	$7,550	$5,953
Accumulated benefit obligation	$8,714	$7,550	$5,953
Net periodic benefit cost
Service cost	$627	$351	$335
Interest cost	296	325	301
Amortization of prior service cost	113	112	113
Recognized net actuarial gain	108	4	6
Net periodic benefit cost	$1,144	$792	$755
Amounts in accumulated other comprehensive income expected to be recognized in net periodic benefit cost over next fiscal year
Net actuarial (gain)/loss	$151	$103	$(1)
Net prior service cost	$99	$112	$113
Discount rate used for benefit obligation	4.05%	4.40%	5.54%
Discount rate used for net periodic benefit cost	4.40%	5.54%	5.49%
Rate of compensation increase	n/a	n/a	n/a
OTHER EMPLOYEE BENEFITS
The Bank from time to time creates an incentive compensation plan for senior management and other officers to participate in at varying levels. In addition, the Bank sometimes also pays a discretionary bonus to senior management, officers, and/or

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

nonofficers of the Bank. The expense for the incentive plans and the discretionary bonus amounted to $7.8 million, in 2012 and 2011, and $6.9 million in 2010, respectively.
The Bank has an Employee Savings Plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Employee Savings Plan, participating employees may defer a portion of their pre-tax earnings, not to exceed the Internal Revenue Service annual contribution limits. The Bank matches 25% of each employee’s contributions up to 6% of the employee’s earnings. The 401K Plan incorporates an Employee Stock Ownership Plan for contributions invested in the Company’s common stock. The Plan also provides nondiscretionary contributions in which employees, with one year of service, receive a 5% cash contribution of eligible pay up to the social security limit and a 10% cash contribution of eligible pay over the social security limit up to the maximum amount permitted by law. Benefits contributed to employees under this defined contribution plan vest immediately. The defined contribution plan expense was $3.6 million in 2012, $3.4 million in 2011, and $3.2 million in 2010.
The Company also maintains a deferred compensation plan for the Company’s Board of Directors. The Board of Directors is entitled to elect to defer their director’s fees until retirement. If the Director elects to do so, their compensation is invested in the Company’s stock and maintained within the Company’s Investment Management Group. The amount of compensation deferred during 2012, 2011, and 2010 was $88,000, $136,000, and $160,000, respectively. At December 31, 2012 and 2011 the Company had 179,814 and 180,058, of shares provided for the plan with a related liability of $3.2 million and $3.0 million established within shareholders’ equity, respectively.
As a result of the acquisition of Ben Franklin, during 2009 the Company acquired an Employee Stock Ownership Plan (“ESOP”). After receiving approval from the Internal Revenue Service the Company began to terminate the plan during 2010. All final distributions to all vested participants were distributed as of December 31, 2011 and the plan was officially terminated. Additionally, during 2012, as a result of the Central acquisition, the Company acquired another ESOP, which is currently in the process of being terminated, pending approval from the Internal Revenue Service.

(14)    FAIR VALUE MEASUREMENTS
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Securities:
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
Marketable Securities
These equity and fixed income securities are valued based on market quoted prices. These securities are categorized in Level 1 as they are actively traded and no valuation adjustments have been applied.
Loans Held for Sale
The Company has elected the fair value option to account for originated closed loans intended for sale. Fair value is measured using quoted market prices when available. If quoted market prices are not available, comparable market values or discounted cash flow analysis may be utilized. These assets are typically categorized as Level 2.
Derivative Instruments:
Derivatives
The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The Company incorporates credit valuation adjustments to appropriately reflect nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings. Although the Company has determined that the majority of the inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of December 31, 2012 and December 31, 2011, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. Additionally, in conjunction with fair value measurement guidance, the Company has made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2.
Residential Mortgage Loan Commitments and Forward Sales Agreements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
	(Dollars in thousands)
	December 31, 2012
Recurring fair value measurements
Assets
Securities available for sale
U.S. Government agency securities	$20,822	$—	$20,822	$—
Agency mortgage-backed securities	221,425	—	221,425	—
Agency collateralized mortgage obligations	68,376	—	68,376	—
Private mortgage-backed securities	3,532	—	—	3,532
Single issuer trust preferred securities issued by banks and insurers	2,240	—	2,240	—
Pooled trust preferred securities issued by banks and insurers	2,981	—	—	2,981
Marketable securities	9,910	9,910	—	—
Loans held for sale	48,187	—	48,187	—
Derivative instruments	30,528	—	30,528	—
Liabilities
Derivative Instruments	46,793	—	46,793	—
Total recurring fair value measurements	$361,208	$9,910	$344,785	$6,513

Nonrecurring fair value measurements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets
Collateral Dependent Impaired Loans	$7,817	$—	$—	$7,817	$(1,284)
Other Real Estate Owned	11,974	—	—	11,974	—
Total nonrecurring fair value measurements	$19,791	$—	$—	$19,791	$(1,284)

	December 31, 2011
Recurring fair value measurements
Assets
Trading securities	$8,240	$8,240	$—	$—
Securities available for sale
Agency mortgage-backed securities	238,391	—	238,391	—
Agency collateralized mortgage obligations	53,801	—	53,801	—
Private mortgage-backed securities	6,110	—	—	6,110
Single issuer trust preferred securities issued by banks and insurers	4,210	—	—	4,210
Pooled trust preferred securities issued by banks and insurers	2,820	—	—	2,820
Loans held for sale	20,500	—	20,500	—
Derivative instruments	25,841	—	25,841	—
Liabilities
Derivative instruments	44,407	—	44,407	—
Total recurring fair value measurements	315,506	8,240	294,126	13,140

Nonrecurring fair value measurements:
Assets
Impaired loans (1)	36,861	—	—	36,861	(2,682)
Other real estate owned	6,658	—	—	6,658	—
Total nonrecurring fair value measurements	43,519	—	—	43,519	(2,682)

(1)	Represents all impaired loans with an associated specific reserve at December 31, 2011. Included in this amount are $9.0 million of collateral dependent loans.

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

	Securities Available for Sale
	Pooled Trust Preferred Securities	Single Trust Preferred Securities	Private Mortgage- Backed Securities	Total
	(Dollars in thousands)
Year-to-date
Balance at December 31, 2010	$2,828	$4,221	$10,254	$17,303
Gains and losses (realized/unrealized)
Included in earnings	(8)	—	(235)	(243)
Included in other comprehensive income	37	(11)	49	75
Purchases	—	—	—	—
Sales	—	—	—	—
Issuances	—	—	—	—
Settlements	(37)	—	(3,958)	(3,995)
Transfers in to level 3	—	—	—	—
Balance at December 31, 2011	$2,820	$4,210	$6,110	$13,140
Gains and losses (realized/unrealized)
Included in earnings	—	—	(76)	(76)
Included in other comprehensive income	313	703	411	1,427
Purchases	—	—	—	—
Sales	—	—	—	—
Issuances	—	—	—	—
Settlements	(152)	—	(2,913)	(3,065)
Transfers into (out of) level 3	—	(4,913)	—	(4,913)
Balance at December 31, 2012	$2,981	$—	$3,532	$6,513
During the first quarter of 2012 the Company transferred the Single Issuer Trust Preferred Security from Level 3 to Level 2. The reason for this transfer was increased trading of the security, enabling the use of more observable inputs. It is the Company's policy to recognize the transfers as of the end of the reporting period. During the year ended December 31, 2011, there were no transfers between the Levels of the fair value hierarchy for any assets or liabilities measured at fair value on a recurring basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth certain unobservable inputs regarding the Company's investment in securities that are classified as Level 3:

	Fair Value at December 31, 2012	Valuation Technique(s)	Unobservable Inputs	Range	Weighted Average
	(Dollars in Thousands)
Pooled trust preferred securities	$2,981	Discounted cash flow methodology	Cumulative prepayment	0% - 76%	7.5%
			Cumulative default	3.0% - 100%	19.6%
			Loss given default	85% - 100%	94.9%
			Cure given default	0% - 75%	33.8%
Private mortgage-backed securities	$3,532	Multi-dimensional spreads table	Cumulative prepayment rate	10.3% - 14.5%	13.9%
			Constant default rate	0.9% - 20.4%	4.0%
			Severity	20.0% - 55.0%	33.6%
Impaired loans	$7,817	Appraisals of collateral (1)
Other real estate owned	$11,974	Appraisals of collateral (1)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
	December 31, 2012
	(Dollars in thousands)
Financial assets
Securities held to maturity(a)
U.S. Treasury securities	$1,013	$1,134	$—	$1,134	$—
Agency mortgage-backed securities	72,360	76,593	—	76,593	—
Agency collateralized mortgage obligations	97,507	100,380	—	100,380	—
State, county, and municipal securities	915	926	—	926	—
Single issuer trust preferred securities issued by banks	1,516	1,526	—	1,526	—
Corporate debt securities	5,007	5,265	—	5,265	—
Loans, net of allowance for loan losses(b)	4,467,177	4,462,580	—	—	4,462,580
Financial liabilities
Time certificates of deposits(c)	$753,125	$759,516	$—	$759,516	$—
Federal home loan bank advances and other borrowings(c)	283,569	293,580	—	293,580	—
Wholesale and customer repurchase agreements(c)	203,359	201,189	—	—	201,189
Junior subordinated debentures(d)	74,127	74,416	—	74,416	—
Subordinated debentures(c)	30,000	22,762	—	—	22,762

	December 31, 2011
Financial assets	(Dollars in thousands)
Securities held to maturity(a)
U.S. Treasury securities	$1,014	$1,117	$—	$1,117	$—
Agency mortgage-backed securities	109,553	113,959	—	113,959	—
Agency collateralized mortgage obligations	77,804	80,298	—	80,298

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

State, county, and municipal securities	3,576	3,610	—	3,610	—
Single issuer trust preferred securities issued by banks	8,000	7,346	—	7,346	—
Corporate debt securities	5,009	5,164	—	5,164	—
Loans, net of allowance for loan losses(b)	3,746,130	3,807,938	—	—	3,807,938
Financial liabilities
Time certificates of deposits(c)	$630,162	$639,333	$—	$639,333	$—
Federal home loan bank advances and other borrowings(c)	229,701	233,880	—	233,880	—
Wholesale and customer repurchase agreements(c)	216,128	219,857	—	—	219,857
Junior subordinated debentures(d)	61,857	60,620	—	60,620	—
Subordinated debentures(c)	30,000	27,217	—	—	27,217

(a)
The fair values presented are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments and/or discounted cash flow analysis.

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
This summary excludes financial assets and liabilities for which the carrying value approximates fair value. For financial assets, these include cash and due from banks, federal funds sold, short-term investments, Federal Home Loan Bank stock, and cash surrender value of life insurance policies. For financial liabilities, these include demand, savings, money market deposits, federal funds purchased, and assets sold under repurchase agreements. The estimated fair value of demand, savings and money market deposits is the amount payable at the reporting date. Also excluded from the summary are financial instruments measured at fair value on a recurring and nonrecurring basis, as previously described.
The Company considers its financial instruments current use to be the highest and best use of the instruments.

(15)    OTHER COMPREHENSIVE LOSS
The following table presents a reconciliation of the changes in the components of other comprehensive loss for the dates indicated, including the amount of income tax (expense) benefit allocated to each component of other comprehensive loss:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2012
	Pre Tax Amount		Tax (Expense) Benefit	After Tax Amount
	(Dollars in thousands)
Change in fair value of securities available for sale	$(1,682)		$541	$(1,141)
Less: net security losses reclassified into earnings	76	(1)	(31)	45
Net change in fair value of securities available for sale	(1,606)		510	(1,096)
Change in fair value of cash flow hedges	(3,588)	(2)	1,466	(2,122)
Less: net cash flow hedge losses reclassified into earnings	5,417		(2,213)	3,204
Net change in fair value of cash flow hedges	1,829		(747)	1,082
Amortization of certain costs included in net periodic retirement costs	(44)		18	(26)
Total other comprehensive loss	$179		$(219)	$(40)

	Year Ended December 31, 2011
	Pre Tax Amount		Tax (Expense) Benefit	After Tax Amount
	(Dollars in thousands)
Change in fair value of securities available for sale	$277		$(96)	$181
Less: net security gains reclassified into earnings	(480)	(1)	568	88
Net change in fair value of securities available for sale	(203)		472	269
Change in fair value of cash flow hedges	(11,869)	(2)	4,848	(7,021)
Less: net cash flow hedge losses reclassified into earnings	5,472		(2,274)	3,198
Net change in fair value of cash flow hedges	(6,397)		2,574	(3,823)
Amortization of certain costs included in net periodic retirement costs	(366)		200	(166)
Total other comprehensive loss	$(6,966)		$3,246	$(3,720)

	Year Ended December 31, 2010
	Pre Tax Amount		Tax (Expense) Benefit	After Tax Amount
	(Dollars in thousands)
Change in fair value of securities available for sale	$3,363		$(1,356)	$2,007
Less: net security gains reclassified into earnings	(124)	(1)	29	(95)
Net change in fair value of securities available for sale	3,239		(1,327)	1,912
Change in fair value of cash flow hedges	(13,346)	(2)	5,452	(7,894)
Less: net cash flow hedge losses reclassified into earnings	3,983		(1,638)	2,345
Net change in fair value of cash flow hedges	(9,363)		3,814	(5,549)
Amortization of certain costs included in net periodic retirement costs	199		(81)	118
Total other comprehensive loss	$(5,925)		$2,406	$(3,519)

(1)	Net security losses include pre-tax OTTI credit related losses of $76,000, $243,000, and $334,000 for the years ended December 31, 2012, 2011, and 2010, respectively.

(2)
The change in fair value of cash flow hedges includes the remaining balance of a realized but unrecognized gain, net of tax, from the termination of interest rate swaps in June 2009. The original gain of $1.3 million, net of tax, will be recognized in earnings through December 2018, the original maturity date of the swap. The balance of this gain had amortized to $859.0 thousand, $1.0 million, and $1.1 million at December 31, 2012, 2011, and 2010, respectively.

Information on the Company's accumulated other comprehensive loss, net of tax, is comprised of the following components as of the periods indicated:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Unrealized Gain on Securities	Unrealized Loss on Cash Flow Hedge	Deferred Gain on Hedge Transactions	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss
	(Dollars in Thousands)
Beginning balance: January 1, 2012	$6,574	$(10,804)	$1,004	$(1,260)	$(4,486)
Net change in other comprehensive loss	$(1,096)	$1,227	$(145)	$(26)	$(40)
Ending balance: December 31, 2012	$5,478	$(9,577)	$859	$(1,286)	$(4,526)

Beginning balance: January 1, 2011	$6,305	$(7,125)	$1,148	$(1,094)	$(766)
Net change in other comprehensive loss	$269	$(3,679)	$(144)	$(166)	$(3,720)
Ending balance: December 31, 2011	$6,574	$(10,804)	$1,004	$(1,260)	$(4,486)

Beginning balance: January 1, 2010	$4,393	$(1,712)	$1,284	$(1,212)	$2,753
Net change in other comprehensive loss	$1,912	$(5,413)	$(136)	$118	$(3,519)
Ending balance: December 31, 2010	$6,305	$(7,125)	$1,148	$(1,094)	$(766)

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
Off-balance sheet financial instruments whose contractual amounts present credit risk include the following at December 31:

	2012	2011
	(Dollars In thousands)
Commitments to extend credit
Fixed rate	$55,565	$34,732
Adjustable rate	1,390	4,424
Unused portion of existing credit lines and loan commitments	1,209,731	1,138,256
Unadvanced construction loans	172,388	152,348
Standby letters of credit	25,468	15,705
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Guarantees are recorded on the Company’s consolidated balance sheet at fair value at inception. The Company considers standby letters of credit to be guarantees and the amount of the recorded liability related to such guarantees at both December 31, 2012 and 2011 was approximately $151,000 and $88,000, respectively.
LEASES
The Company leases office space, space for ATM locations, and certain branch locations under noncancelable operating leases. The following is a schedule of minimum future lease commitments under such leases as of December 31, 2012:

Years	Lease Commitments
(Dollars In thousands)
2013	$7,540
2014	7,373
2015	7,241
2016	6,762
2017	6,278
Thereafter	20,377
Total future minimum rentals	$55,571
Rent expense incurred under operating leases was approximately $7.0 million in 2012, $6.8 million in 2011, and $6.9 million in 2010. Several of these leases have renewal options ranging from 1-10 years.
The Company has entered into lease agreements with related third parties on substantially the same terms as those prevailing at the time for comparable transactions with unrelated parties. Rent expense incurred under related third party leases was approximately $991,000, $1.1 million, and $1.0 million, in 2012, 2011, and 2010.
OTHER CONTINGENCIES
At December 31, 2012, Rockland Trust was involved in pending lawsuits that arose in the ordinary course of business. Management has reviewed these pending lawsuits with legal counsel and has taken into consideration the view of counsel as to their outcome. In the opinion of management, the final disposition of pending lawsuits is not expected to have a material adverse effect on the Company’s financial position or results of operations.
The Bank is required to maintain certain reserve requirements of vault cash and/or deposits with the Federal Reserve Bank of Boston. The amount of this reserve requirement was $29.0 million and $22.3 million at December 31, 2012 and 2011, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 Capital (as defined) to average assets (as defined) and Tier 1 Capital to risk weighted assets (as defined). Management believes, as of December 31, 2012 and 2011 that the Company and the Bank met all capital adequacy requirements to which they are subject.
At December 31, 2012 the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category. The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2012 and 2011 are also presented in the table that follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(Dollars in thousands)
December 31, 2012
Company (consolidated)
Total capital (to risk weighted assets)	$541,119	12.23%	$354,086	≥	8.0%	N/A		N/A
Tier 1 capital (to risk weighted assets)	458,638	10.36	177,043	≥	4.0	N/A		N/A
Tier 1 capital (to average assets)	458,638	8.65	212,015	≥	4.0	N/A		N/A
Bank
Total capital (to risk weighted assets)	$534,182	12.07%	$353,965	≥	8.0%	$442,456	≥	10.0%
Tier 1 capital (to risk weighted assets)	451,701	10.21	176,983	≥	4.0	265,474	≥	6.0
Tier 1 capital (to average assets)	451,701	8.52	212,074	≥	4.0	265,093	≥	5.0
December 31, 2011
Company (consolidated)
Total capital (to risk weighted assets)	$485,688	12.78%	$304,097	≥	8.0%	N/A		N/A
Tier 1 capital (to risk weighted assets)	408,157	10.74	152,049	≥	4.0	N/A		N/A
Tier 1 capital (to average assets)	408,157	8.61	189,576	≥	4.0	N/A		N/A
Bank
Total capital (to risk weighted assets)	$462,715	12.17%	$304,066	≥	8.0%	$380,082	≥	10.0%
Tier 1 capital (to risk weighted assets)	385,189	10.13	152,033	≥	4.0	228,049	≥	6.0
Tier 1 capital (to average assets)	385,189	8.12	189,698	≥	4.0	237,123	≥	5.0

(18)    PARENT COMPANY FINANCIAL STATEMENTS
Condensed financial information relative to the Parent Company’s balance sheets at December 31, 2012 and 2011 and the related statements of income and cash flows for the years ended December 31, 2012, 2011, and 2010 are presented below. The statement of stockholders’ equity is not presented below as the parent company’s stockholders’ equity is that of the consolidated Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

BALANCE SHEETS

	December 31
	2012	2011
	(Dollars in thousands)
Assets
Cash (1)	$18,535	$26,391
Investments in subsidiaries(2)	600,808	513,561
Prepaid income taxes	161	—
Deferred tax asset	4,602	4,471
Deferred stock issuance costs	267	169
Total assets	$624,373	$544,592
Liabilities and stockholders’ equity
Dividends payable	$—	$4,086
Other Borrowings	12,000	—
Junior subordinated debentures	74,127	61,857
Accrued income taxes	—	41
Derivative instruments(1)	8,834	9,489
Other liabilities	92	62
Total liabilities	95,053	75,535
Stockholders’ equity	529,320	469,057
Total liabilities and stockholders’ equity	$624,373	$544,592

(1)	Entire balance eliminates in consolidation.

(2)	$598,608 and $511,703 eliminate in consolidation at December 31, 2012 and 2011, respectively.
STATEMENTS OF INCOME

	Years Ended December 31
	2012	2011	2010
	(Dollars in thousands)
Income
Dividends received from subsidiaries(1)	$28,709	$20,962	$18,857
Interest income(2)	83	74	85
Total income	28,792	21,036	18,942
Expenses
Interest expense	3,795	3,820	3,692
Other expenses	6	1	1
Total expenses	3,801	3,821	3,693
Income before income taxes and equity in undistributed income of subsidiaries	24,991	17,215	15,249
Income tax benefit	(1,636)	(1,409)	(1,184)
Income of parent company	26,627	18,624	16,433
Equity in undistributed income of subsidiaries	16,000	26,812	23,807
Net income	$42,627	$45,436	$40,240

(1)	Income of $28,664, $20,924 and $18,819 eliminated in consolidation for the years ended December 31, 2012, 2011, and 2010, respectively.

(2)	Entire balance eliminated in consolidation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

STATEMENTS OF CASH FLOWS

	Years Ended December 31
	2012	2011	2010
	(Dollars in thousands)
Cash flows from operating activities
Net income	$42,627	$45,436	$40,240
Adjustments to reconcile net income to cash provided by operating activities
Amortization	(13)	8	7
Deferred income tax benefit	(398)	(42)	(110)
Decrease in other assets	5,430	—	—
Increase (decrease) in other liabilities	(240)	(3,106)	1,480
Equity in undistributed income of subsidiaries	(16,000)	(26,812)	(23,807)
Net cash provided by operating activities	31,406	15,484	17,810
Cash flows used in investing activities
Cash paid for acquisitions, net of cash acquired	(21,648)	—	—
Net cash used in investing activities	(21,648)	—	—
Cash flows used in financing activities
Proceeds from other borrowings	12,000	—	—
Repayment of other borrowings	(10,053)	—	—
Proceeds from stock issued and stock options exercised	1,242	4,127	743
Issuance of shares under direct stock purchase plan	1,691	824	—
Common Dividend Paid	(22,494)	(16,038)	(15,237)
Net cash used in financing activities	(17,614)	(11,087)	(14,494)
Net increased (decreased) in cash and cash equivalents	(7,856)	4,397	3,316
Cash and cash equivalents at the beginning of the year	26,391	21,994	18,678
Cash and cash equivalents at the end of the year	$18,535	$26,391	$21,994

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(19)    SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2012	2011	2012	2011	2012	2011	2012	2011
			(Dollars in thousands, except per share data)
Interest income	$47,796	$48,958	$48,426	$49,474	$48,555	$48,935	$51,414	$48,382
Interest expense	5,943	7,485	5,798	7,398	5,717	7,261	5,935	6,528
Net interest income	$41,853	$41,473	$42,628	$42,076	$42,838	$41,674	$45,479	$41,854
Provision for loan losses	1,600	2,200	8,500	3,482	3,606	2,000	4,350	3,800
Other noninterest income	13,909	12,598	14,983	12,751	14,801	12,315	17,011	14,315
Net (loss)/gain on securities	—	—	—	723	—	—	5	—
Proceeds from life insurance policies	—	—	—	—	1,307	—	—	—
Total noninterest income	13,909	12,598	14,983	13,474	16,108	12,315	17,016	14,315
Other noninterest expenses	37,358	36,482	36,327	36,856	37,230	35,423	39,569	36,952
Prepayment fee on borrowings	—	—	—	—	—	—	7	—
Goodwill impairment	—	—	—	—	2,227	—	—	—
Merger and acquisition expenses	—	—	672	—	595	—	5,474	—
Total noninterest expenses	37,358	36,482	36,999	36,856	40,052	35,423	45,050	36,952
Provision for income taxes	4,621	4,201	3,238	4,092	3,687	4,607	3,127	4,248
Net income	$12,183	$11,188	$8,874	$11,120	$11,601	$11,959	$9,968	$11,169
Basic earnings per share	0.57	0.53	0.41	0.52	0.54	0.56	0.45	0.52
Diluted earnings per share	0.56	0.52	0.41	0.52	0.53	0.56	0.45	0.52
Weighted average common shares (basic)	21,561,006	21,298,257	21,623,827	21,441,864	21,654,188	21,463,714	22,286,841	21,484,695
Common stock equivalents	24,481	46,082	20,377	39,159	52,116	13,077	31,502	19,358
Weighted average common shares (diluted)	21,585,487	21,344,339	21,644,204	21,481,023	21,706,304	21,476,791	22,318,343	21,504,053

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.
Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2012.
Independent Bank Corp.’s independent registered public accounting firm has issued a report on the Company’s internal control over financial reporting. That report appears below.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of
Independent Bank Corp.:
We have audited Independent Bank Corp. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO Criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Independent Bank Corp. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2012 consolidated financial statements of Independent Bank Corp. and subsidiaries and our report dated March 12, 2013 expressed an unqualified opinion thereon.

Boston, Massachusetts
March 12, 2013

ITEM 9B.    OTHER INFORMATION
None

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required herein is incorporated by reference from the Company’s proxy statement (the “Definitive Proxy Statement”) relating to its May 16, 2013 Annual Meeting of Stockholders that will be filed with the Commission within 120 days following the fiscal year end December 31, 2012.

ITEM 11.    EXECUTIVE COMPENSATION
The information required herein is incorporated by reference from the Definitive Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth information as of December 31, 2012 about the securities authorized for issuance under the Company’s equity compensation plans, consisting of the 1996 Director Stock Plan, 1997 Employee Stock Option Plan, 2005 Employee Stock Plan, 2006 Nonemployee Director Stock Plan (“2006 Plan”), and 2010 Nonemployee Director Stock Plan. The Company’s shareholders previously approved each of these plans and all amendments that were subject to shareholder approval. The Company has no other equity compensation plans that have not been approved by shareholders.
Equity Compensation Plans

Equity Compensation Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Plans approved by security holders	684,241	$30.13	1,102,945	(1)
Plans not approved by security holders	—	—	—
TOTAL	684,241	—	1,102,945

(1)
There are no shares available for future issuance under the 1996 Non-Employee Directors’ Stock Option Plan, the 1997 Employee Stock Option Plan, nor the 2006 Non-Employee Director Stock Plan. There are 851,945 shares available for future issuance under the 2005 Employee Stock Plan. There are 251,000 shares available for future issuance under the 2010 Non-Employee Director Stock Plan. Shares under the 2005 and 2010 Plans may be issued as non-qualified stock options or restricted stock awards.

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
Consolidated balance sheets as of December 31, 2012 and 2011.
Consolidated statements of income and comprehensive income for each of the years in the three-year period ended December 31, 2012.
Consolidated statements of stockholders’ equity for each of the years in the three-year period ended December 31, 2012.
Consolidated statements of cash flows for each of the years in the three-year period ended December 31, 2012.
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

4.4	Form of Certificate of Junior Subordinated Debt Security for Independent Capital Trust V (included as Exhibit A to Exhibit 4.9)
4.5	Amended and Restated Declaration of Trust for Independent Capital Trust V is incorporated by reference to Form 10-K for the year ended December 31, 2006 filed on February 28, 2007.
4.6	Form of Capital Security Certificate for Independent Capital Trust V (included as Exhibit A-1 to Exhibit 4.9).
4.7	Guarantee Agreement relating to Independent Capital Trust V is incorporated by reference to Form 10-K for the year ended December 31, 2006 filed on February 28, 2007.
4.8	Forms of Capital Securities Purchase Agreements for Independent Capital Trust V is incorporated by reference to Form 10-K for the year ended December 31, 2006 filed on February 28, 2007.
4.9	Subordinated Debt Purchase Agreement between USB Capital Resources and Rockland Trust Company dated as of August 27, 2008 is incorporated by reference to Form 8-K filed on September 2, 2008.
4.10	Rockland Trust Company Employee Savings, Profit Sharing and Stock Ownership Plan incorporated by reference to Form S-8 filed on April 16, 2010.
4.11	Independent Bank Corp. 2010 Dividend Reinvestment and Stock Purchase Plan incorporated by reference to Form S-3 filed on August 24, 2010.

No.	Exhibit
10.1	Independent Bank Corp. 1996 Nonemployee Directors’ Stock Option Plan incorporated by reference to Definitive Proxy Statement for the 1996 Annual Meeting of Stockholders filed on March 19, 1996.
10.2	Independent Bank Corp. 1997 Employee Stock Option Plan incorporated by reference to the Definitive Proxy Statement for the 1997 Annual Meeting of Stockholders filed on March 20, 1997.
10.3	Independent Bank Corp. Amended and Restated 2005 Employee Stock Plan incorporated by reference to Form S-8 filed on June 17, 2011.
10.4	Renewal Rights Agreement dated as of September 14, 2000 by and between the Company and Rockland Trust, as Rights Agent, is incorporated by reference to Form 8-K filed on October 23, 2000.
10.5	Independent Bank Corp. Deferred Compensation Program for Directors (restated as amended as of December 1, 2000) is incorporated by reference to Form 10-K for the year ended December 31, 2000.
10.6	Master Securities Repurchase Agreement, incorporated by reference to Form S-1 Registration Statement filed on September 18, 1992.
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

10.10
Independent Bank Corp. entered into a revolving credit facility with PNC Bank NA allowing the Company to borrow, repay and reborrow up to $20 million on or prior to October 18, 2013. The letter agreement is incorporated by reference to Form 8-K filed on October 25, 2012.

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

10.19	Independent Bank Corp. 2010 Nonemployee Director Stock Plan, incorporated by reference to Form 8-K filed May 24, 2010.
10.20	Independent Bank Corp. 2010 Stock Option Agreement for Nonemployee Director, incorporated by reference to Form 8-K filed May 24, 2010.
10.21	Independent Bank Corp. 2010 Restricted Stock Agreement for Nonemployee Director, incorporated by reference to Form 8-K filed May 24, 2010.
10.22	Master Data Processing Services Agreement dated and effective as of May 15, 2012 between Rockland Trust Company and Q2 Software, Inc., incorporated by reference to Form 8-K/A filed July 18, 2012.

No.	Exhibit
23.1	Consent of Independent Registered Public Accounting Firm*
31.1	Section 302 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.*
31.2	Section 302 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.*
32.1	Section 906 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.+
32.2	Section 906 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.+
101.INS	XBRL Instance Document+
101.SCH	XBRL Taxonomy Extension Schema Document+
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document+
101.LAB	XBRL Taxonomy Extension Label Linkbase Document+
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document+
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document+

*	Filed herewith

+	Furnished herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDEPENDENT BANK CORP.

/s/ CHRISTOPHER ODDLEIFSON
CHRISTOPHER ODDLEIFSON, Chief Executive Officer and President
Date: March 12, 2013
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

/s/ CHRISTOPHER ODDLEIFSON	Director CEO/President	Date: March 12, 2013
Christopher Oddleifson	(Principal Executive Officer)

/s/ Donna L. Abelli	Director and Chairman of the Board	Date: March 12, 2013
Donna L. Abelli

/s/ DENIS K. SHEAHAN	CFO (Principal Financial Officer)	Date: March 12, 2013
Denis K. Sheahan

/s/ BARRY H. JENSEN	Controller	Date: March 12, 2013
Barry H. Jensen	(Principal Accounting Officer)

/s/ RICHARD S. ANDERSON	Director	Date: March 12, 2013
Richard S. Anderson

/s/ WILLIAM P. BISSONNETTE	Director	Date: March 12, 2013
William P. Bissonnette

/s/ BENJAMIN A. GILMORE, II	Director	Date: March 12, 2013
Benjamin A. Gilmore, II

/s/ KEVIN J. JONES	Director	Date: March 12, 2013
Kevin J. Jones

/s/ EILEEN C. MISKELL	Director	Date: March 12, 2013
Eileen C. Miskell

/s/ John J. Morrissey	Director	Date: March 12, 2013
John J. Morrissey

/s/ DANIEL F. O’BRIEN	Director	Date: March 12, 2013
Daniel F. O’ Brien

/s/ CARL RIBEIRO	Director	Date: March 12, 2013
Carl Ribeiro

/s/ RICHARD H. SGARZI	Director	Date: March 12, 2013
Richard H. Sgarzi

/s/ JOHN H. SPURR, JR.	Director	Date: March 12, 2013
John H. Spurr, Jr.

/s/ ROBERT D. SULLIVAN	Director	Date: March 12, 2013
Robert D. Sullivan

/s/ BRIAN S. TEDESCHI	Director	Date: March 12, 2013
Brian S. Tedeschi

/s/ THOMAS R. VENABLES	Director	Date: March 12, 2013
Thomas R. Venables