Form 10-K/A
period 2012-12-31
INDEPENDENT BANK CORP
filed 2013-03-18
CIK 776901

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

______________________________________________________________________________________________________

EXPLANATORY NOTE
We are filing this Amendment No. 1 (this “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the “Form 10-K”) to correct omissions from Items 7 and 9A in the initial Form 10-K filing and to correct a typographical error on the certification included as Exhibit 31.1 to the initial Form 10-K filing, as described below.

In Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) of the Form 10-K, the text indicating that the numbers of certain tables and charts appearing in the Executive Level Overview portion of the MD&A are reflected in thousands of dollars was inadvertently omitted from the table/chart header. This text is included where applicable in the version of Item 7 filed with this Amendment.

This Amendment also includes the conformed signature of Ernst & Young LLP on the Report of Independent Registered Public Accounting Firm (the “Report”) in Item 9A. Controls and Procedures. The Report had been physically signed by Ernst & Young LLP prior to the initial Form 10-K filing, but the conformed signature was unintentionally omitted from the initial Form 10-K when filed.

This Amendment also includes an amended form of the certification filed as Exhibit 31.1 to the initial 10-K filing that corrects a typographical error with respect to the date of the certificate. The amended Exhibit 31.1 included with this Amendment properly reflects the date the certificate was executed, which was the date of the filing March 12, 2013, while the version of this certification included with the initial 10-K filing stated the date of the certification as March 13, 2013.

Other than the above mentioned changes, we have made no other changes to Items 7 or 9A or to Exhibit 31.1 as they appeared in the initial Form 10-K filing. This Amendment does not amend any other information set forth in the initial Form 10-K, and we have not updated disclosures contained therein to reflect any events that may have occurred at a date subsequent to the date the initial Form 10-K was filed.

______________________________________________________________________________________________________

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
	(Dollars in thousands, except per share data)
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
Table 4 — Loan Portfolio Composition

	December 31
	2012		2011		2010		2009		2008
	(Dollars in thousands)
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial and industrial	$687,511	15.2%	$575,716	15.2%	$502,952	14.1%	$373,531	11.0%	$270,832	10.2%
Commercial real estate	2,122,153	46.9%	1,847,654	48.6%	1,717,118	48.4%	1,614,474	47.5%	1,126,295	42.4%
Commercial construction	188,768	4.2%	128,904	3.4%	129,421	3.6%	175,312	5.2%	171,955	6.5%
Small business	78,594	1.7%	78,509	2.1%	80,026	2.3%	82,569	2.4%	86,670	3.3%
Residential real estate	604,668	13.4%	416,570	11.0%	473,936	13.3%	555,306	16.4%	413,024	15.6%
Residential construction	8,213	0.2%	9,631	0.3%	4,175	0.1%	10,736	0.3%	10,950	0.4%
Home equity	802,149	17.8%	696,063	18.3%	579,278	16.3%	471,862	13.9%	406,240	15.3%
Consumer — other	26,955	0.6%	41,343	1.1%	68,773	1.9%	111,725	3.3%	166,570	6.3%
Gross loans	4,519,011	100.0%	3,794,390	100.0%	3,555,679	100.0%	3,395,515	100.0%	2,652,536	100.0%
Allowance for loan losses	51,834		48,260		46,255		42,361		37,049
Net loans	$4,467,177		$3,746,130		$3,509,424		$3,353,154		$2,615,487

The following table summarizes loan growth during the year ending December 31, 2012:

Table 5 - Components of Loan Growth/(Decline)

						Organic Growth/(Decline) %
	December 31		Central Acquisition		Organic Growth/(Decline)
	2012	2011
	(Dollars in thousands)
Commercial and industrial	$687,511	$575,716	$536		$111,259	19.3%
Commercial real estate	2,122,153	1,847,654	139,148		135,351	7.3%
Commercial construction	188,768	128,904	—		59,864	46.4%
Small business	78,594	78,509	—		85	0.1%
Residential real estate	604,668	416,570	259,637	(1)	(71,539)	(17.2)%
Residential construction	8,213	9,631	—		(1,418)	(14.7)%
Home equity	802,149	696,063	8,281		97,805	14.1%
Consumer - other	26,955	41,343	826		(15,214)	(36.8)%
Total loans	$4,519,011	$3,794,390	$408,428		$316,193	8.3%

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

Income accruals are suspended on all nonaccrual loans and all previously accrued and uncollected interest is reversed against current income. The table below shows interest income that was recognized or collected on all nonaccrual loans and performing TDRs as of the dates indicated:
Table 11 — Interest Income Recognized/Collected on Nonaccrual Loans and Troubled Debt Restructured Loans

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
Date: March 18, 2013
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

*	Director and Chairman of the Board	Date: March 18, 2013
Donna L. Abelli

*	CFO (Principal Financial Officer)	Date: March 18, 2013
Denis K. Sheahan

*	Controller	Date: March 18, 2013
Barry H. Jensen	(Principal Accounting Officer)

*	Director	Date: March 18, 2013
Richard S. Anderson

*	Director	Date: March 18, 2013
William P. Bissonnette

*	Director	Date: March 18, 2013
Benjamin A. Gilmore, II

*	Director	Date: March 18, 2013
Kevin J. Jones

*	Director	Date: March 18, 2013
Eileen C. Miskell

*	Director	Date: March 18, 2013
John J. Morrissey

*	Director	Date: March 18, 2013
Daniel F. O’ Brien

*	Director	Date: March 18, 2013
Carl Ribeiro

*	Director	Date: March 18, 2013
Richard H. Sgarzi

*	Director	Date: March 18, 2013
John H. Spurr, Jr.

*	Director	Date: March 18, 2013
Robert D. Sullivan

*	Director	Date: March 18, 2013
Brian S. Tedeschi

*	Director	Date: March 18, 2013
Thomas R. Venables

/s/ CHRISTOPHER ODDLEIFSON	Director CEO/President	Date: March 18, 2013
*Christopher Oddleifson as Attorney-in-Fact	(Principal Executive Officer)