Form 10-Q
period 2013-03-31
INDEPENDENT BANK CORP
filed 2013-05-07
CIK 776901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
Commission File Number: 1-9047
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

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-accelerated Filer	☐	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 1, 2013, there were 22,882,079 shares of the issuer’s common stock outstanding, par value $0.01 per share.

Table 17 - Noninterest Expense – Three Months Ended	72
Table 18 - Tax Provision and Applicable Tax Rates	73
Table 19 - New Markets Tax Credit Recognition Schedule	73
Table 20 - Interest Rate Sensitivity	75
Table 21 - Sources of Liquidity	77

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
INDEPENDENT BANK CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited—Dollars in thousands)

	March 31, 2013	December 31, 2012
Assets
Cash and due from banks	$70,434	$98,144
Interest earning deposits with banks	129,406	117,330
Securities
Securities available for sale	335,693	329,286
Securities held to maturity (fair value $215,410 and $185,824)	209,090	178,318
Total securities	544,783	507,604
Loans held for sale (at fair value)	36,790	48,187
Loans
Commercial and industrial	702,486	687,511
Commercial real estate	2,123,778	2,122,153
Commercial construction	211,984	188,768
Small business	77,220	78,594
Residential real estate	547,649	604,668
Residential construction	7,764	8,213
Home equity—1st position	481,935	487,246
Home equity—2nd position	310,695	314,903
Other consumer	23,967	26,955
Total loans	4,487,478	4,519,011
Less: allowance for loan losses	(51,906)	(51,834)
Net loans	4,435,572	4,467,177
Federal Home Loan Bank stock	38,674	41,767
Bank premises and equipment, net	55,160	55,227
Goodwill	150,391	150,391
Identifiable intangible assets	11,225	11,753
Cash surrender value of life insurance policies	98,100	97,261
Other real estate owned & other foreclosed assets	11,821	12,150
Other assets	138,764	149,994
Total assets	$5,721,120	$5,756,985
Liabilities and Stockholders' Equity
Deposits
Demand deposits	$1,199,623	$1,248,394
Savings and interest checking accounts	1,711,477	1,691,187
Money market	872,044	853,971
Time certificates of deposit of $100,000 and over	339,666	317,438
Other time certificates of deposits	428,600	435,687
Total deposits	4,551,410	4,546,677
Borrowings
Federal Home Loan Bank and other borrowings	267,091	283,569
Wholesale repurchase agreements	50,000	50,000

Customer repurchase agreements	129,618	153,359
Junior subordinated debentures	74,073	74,127
Subordinated debentures	30,000	30,000
Total borrowings	550,782	591,055
Other liabilities	81,353	89,933
Total liabilities	5,183,545	5,227,665
Commitments and contingencies
Stockholders' equity
Preferred stock, $.01 par value. authorized: 1,000,000 shares, outstanding: none	—	—
Common stock, $.01 par value. authorized: 75,000,000 shares,
Issued and outstanding: 22,871,347 shares at March 31, 2013 and 22,774,009 shares at December 31, 2012 (includes 295,690 and 264,124 shares of unvested participating restricted stock awards, respectively)	226	225
Shares held in rabbi trust at cost 174,325 shares at March 31, 2013 and 179,814 shares at December 31, 2012	(3,198)	(3,179)
Deferred compensation obligation	3,198	3,179
Additional paid in capital	270,927	269,950
Retained earnings	270,891	263,671
Accumulated other comprehensive loss, net of tax	(4,469)	(4,526)
Total stockholders’ equity	537,575	529,320
Total liabilities and stockholders' equity	$5,721,120	$5,756,985
The accompanying notes are an integral part of these consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited—Dollars in thousands, except per share data)

	Three Months Ended
	March 31
	2013	2012
Interest income
Interest on loans	$46,978	$43,077
Taxable interest and dividends on securities	3,529	4,527
Nontaxable interest and dividends on securities	11	29
Interest on loans held for sale	268	130
Interest on federal funds sold	34	33
Total interest and dividend income	50,820	47,796
Interest expense
Interest on deposits	2,665	2,739
Interest on borrowings	3,293	3,204
Total interest expense	5,958	5,943
Net interest income	44,862	41,853
Provision for loan losses	1,300	1,600
Net interest income after provision for loan losses	43,562	40,253
Noninterest income
Deposit account fees	4,217	3,889
Interchange and ATM fees	2,328	2,368
Investment management	3,884	3,563
Mortgage banking income	2,281	1,330
Increase in cash surrender value of life insurance policies	746	713
Loan level derivative income	532	328
Other noninterest income	1,736	1,718
Total noninterest income	15,724	13,909
Noninterest expenses
Salaries and employee benefits	22,715	21,436
Occupancy and equipment expenses	5,249	4,300
Advertising expense	1,172	738
Data processing & facilities management	1,184	1,175
FDIC assessment	821	749
Consulting expense	710	626
Merger and acquisition expenses	1,345	—
Legal fees	503	647
Debit card expense	670	559
Software maintenance	681	476
Telecommunications	655	618
Other noninterest expenses	7,215	6,034
Total noninterest expenses	42,920	37,358
Income before income taxes	16,366	16,804
Provision for income taxes	4,114	4,621
Net income	$12,252	$12,183
Basic earnings per share	0.54	0.57
Diluted earnings per share	0.54	0.56
Weighted average common shares (basic)	22,823,753	21,561,006
Common shares equivalents	46,040	24,481
Weighted average common shares (diluted)	22,869,793	21,585,487
Cash dividends declared per common share	0.22	0.21
The accompanying notes are an integral part of these consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited—Dollars in thousands)

	Three Months Ended
	March 31
	2013	2012
Net income	$12,252	$12,183
Other comprehensive income (loss), net of tax
Unrealized losses on securities
Change in fair value of securities available for sale	(777)	(161)
Less: net security losses (gains) reclassified into earnings	—	—
Net change in fair value of securities available for sale	(777)	(161)
Unrealized gains (losses) on cash flow hedges
Change in fair value of cash flow hedges	(3)	31
Less: net cash flow hedge losses reclassified into earnings	836	765
Net change in fair value of cash flow hedges	833	796
Amortization of certain costs included in net periodic retirement costs	1	23
Total other comprehensive income	57	658
Total comprehensive income	$12,309	$12,841
The accompanying notes are an integral part of these consolidated financial statements

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited—Dollars in thousands, except per share data)

	Common Stock Outstanding	Common Stock	Value of Shares Held in Rabbi Trust at Cost	Deferred Compensation Obligation	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2012	22,774,009	$225	$(3,179)	$3,179	$269,950	$263,671	$(4,526)	$529,320
Net income	—	—	—	—	—	12,252	—	12,252
Other comprehensive income	—	—	—	—	—	—	57	57
Common dividend declared ($0.22 per share)	—	—	—	—	—	(5,032)	—	(5,032)
Proceeds from exercise of stock options	17,450	—	—	—	451	—	—	451
Tax benefit related to equity award activity	—	—	—	—	166	—	—	166
Equity based compensation	—	—	—	—	760	—	—	760
Restricted stock awards issued, net of awards surrendered	79,636	1	—	—	(508)	—	—	(507)
Shares issued under direct stock purchase plan	252	—	—	—	8	—	—	8
Deferred compensation obligation	—	—	(19)	19	—	—	—	—
Tax benefit related to deferred compensation distributions	—	—	—	—	100	—	—	100
Balance at March 31, 2013	22,871,347	$226	$(3,198)	$3,198	$270,927	$270,891	$(4,469)	$537,575
Balance at December 31, 2011	21,499,768	$213	$(2,980)	$2,980	$233,878	$239,452	$(4,486)	$469,057
Net income	—	—	—	—	—	12,183	—	12,183
Other comprehensive income	—	—	—	—	—	—	658	658
Common dividend declared ($0.21 per share)	—	—	—	—	—	(4,538)	—	(4,538)
Proceeds from exercise of stock options	20,377	—	—	—	439	—	—	439
Tax benefit related to equity award activity	—	—	—	—	69	—	—	69
Equity based compensation	—	—	—	—	853	—	—	853
Restricted stock awards issued, net of awards surrendered	77,965	—	—	—	(229)	—	—	(229)
Shares issued under direct stock purchase plan	10,175	—	—	—	285	—	—	285
Deferred compensation obligation	—	—	(16)	16	—	—	—	—
Tax benefit related to deferred compensation distributions	—	—	—	—	86	—	—	86
Balance March 31, 2012	21,608,285	$213	$(2,996)	$2,996	$235,381	$247,097	$(3,828)	$478,863
The accompanying condensed notes are an integral part of these unaudited consolidated financial statements

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited—Dollars in thousands)

	Three Months Ended
	March 31
	2013	2012
Cash flow from operating activities
Net Income	$12,252	$12,183
Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	2,064	2,589
Provision for loan losses	1,300	1,600
Deferred income tax expense (benefit)	2	(9)
Loss (gain) on sale of fixed assets	28	(9)
Loss on sale of other real estate owned and foreclosed assets	198	95
Gain realized from early termination of hedging relationship	—	(22)
Realized gain on sale leaseback transaction	(258)	(258)
Stock based compensation	760	853
Increase in cash surrender value of life insurance policies	(746)	(713)
Change in fair value on loans held for sale	140	269
Net change in:
Trading assets	—	(265)
Loans held for sale	11,257	(2,615)
Other assets	10,924	3,835
Other liabilities	(11,862)	(8,369)
Total adjustments	13,807	(3,019)
Net cash provided by operating activities	26,059	9,164
Cash flows used in investing activities
Proceeds from maturities and principal repayments of securities available for sale	26,708	23,079
Purchase of securities available for sale	(34,725)	(71,765)
Proceeds from maturities and principal repayments of securities held to maturity	13,950	13,728
Purchase of securities held to maturity	(44,902)	(9,975)
Redemption of Federal Home Loan Bank stock	3,093	2,290
Purchase of life insurance policies	(93)	(95)
Net decrease (increase) in loans	29,167	(78,900)
Purchase of bank premises and equipment	(1,478)	(2,762)
Proceeds from the sale of bank premises and equipment	—	11
Proceeds resulting from early termination of hedging relationship	—	22
Proceeds from the sale of other real estate owned and foreclosed assets	1,206	1,492
Net cash used in investing activities	(7,074)	(122,875)
Cash flows provided by financing activities
Net increase (decrease) in time deposits	15,141	(5,250)
Net (decrease) increase in other deposits	(10,408)	74,134
Net decrease in wholesale and customer repurchase agreements	(23,741)	(18,450)
Net decrease in short term Federal Home Loan Bank advances	(15,829)	(35,000)
Proceeds from exercise of stock options	451	439
Tax benefit from stock option exercises	166	69

Restricted shares surrendered	(507)	(229)
Tax benefit from deferred compensation distribution	100	86
Shares issued under direct stock purchase plan	8	285
Common dividends paid	—	(4,085)
Net cash (used in) provided by financing activities	(34,619)	11,999
Net decrease in cash and cash equivalents	(15,634)	(101,712)
Cash and cash equivalents at beginning of year	215,474	237,504
Cash and cash equivalents at end of period	$199,840	$135,792
Supplemental schedule of noncash investing and financing activities
Transfer of loans to foreclosed assets	$771	$1,503
Transfer of securities from trading to available for sale	$—	$8,505
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included. Operating results for the quarter ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or any other interim period.
For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission.

NOTE 2 – RECENT ACCOUNTING STANDARDS UPDATES
FASB ASC Topic No. 220 "Comprehensive Income" Update No. 2013-02. Update No. 2013-02 was issued in February 2013, stating that the amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The amendments are effective prospectively for reporting periods beginning after December 15, 2012. The adoption of this standard did not have a material impact on the Company's consolidated financial position.
FASB ASC Topic No. 210 "Balance Sheet" Update No. 2013-01. Update No. 2013-01 was issued in January of 2013, the amendments in this update affect entities that have derivatives accounted for in accordance with Topic 815 "Derivatives and Hedges," including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset or subject to an enforceable master netting arrangement or similar agreement. As a result of these amendments, entities with other types of financial assets and financial liabilities subject to a master netting arrangement or similar agreement are no longer subject to the disclosure requirements in Update No. 2011-11. An entity is required to apply the amendments for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the required disclosures retrospectively for all comparative periods presented. The amendments are effective for annual reporting periods beginning on or after January 1, 2013 and interim periods within those periods. The adoption of this standard did not have a material impact on the Company's consolidated financial position.

NOTE 3 – SECURITIES
The following table presents a summary of the amortized cost, gross unrealized holding gains and losses, other-than-temporary impairment recorded in other comprehensive income and fair value of securities available for sale and securities held to maturity for the periods below:

	March 31, 2013					December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Unrealized Losses Other	Other-Than- Temporary (Impairment)/Recovery	Fair Value	Amortized Cost	Gross Unrealized Gains	Unrealized Losses Other	Other-Than- Temporary (Impairment)/Recovery	Fair Value
	(Dollars in thousands)
Available for sale securities
U.S. Government agency securities	$20,051	$685	$—	$—	$20,736	$20,053	$769	$—	$—	$20,822
Agency mortgage-backed securities	212,191	10,642	(256)	—	222,577	209,381	12,158	(114)	—	221,425
Agency collateralized mortgage obligations	71,631	899	(223)	—	72,307	67,412	1,001	(37)	—	68,376
Private mortgage-backed securities	3,101	—	—	269	3,370	3,227	—	—	305	3,532
Single issuer trust preferred securities issued by banks	2,244	29	—	—	2,273	2,255	—	(15)	—	2,240
Pooled trust preferred securities issued by banks and insurers	8,185	—	(2,253)	(2,640)	3,292	8,353	—	(2,415)	(2,957)	2,981
Marketable securities	10,791	407	(60)	—	11,138	9,875	92	(57)	—	9,910
Total available for sale securities	$328,194	$12,662	$(2,792)	$(2,371)	$335,693	$320,556	$14,020	$(2,638)	$(2,652)	$329,286
Held to maturity securities
U.S. Treasury securities	$1,013	$113	$—	$—	$1,126	$1,013	$121	$—	$—	$1,134
Agency mortgage-backed securities	63,897	3,698	—	—	67,595	72,360	4,233	—	—	76,593
Agency collateralized mortgage obligations	136,745	2,512	(350)	—	138,907	97,507	2,875	(2)	—	100,380
State, county, and municipal securities	916	14	—	—	930	915	11	—	—	926
Single issuer trust preferred securities issued by banks	1,513	17	—	—	1,530	1,516	10	—	—	1,526
Corporate debt securities	5,006	316	—	—	5,322	5,007	258	—	—	5,265
Total held to maturity securities	$209,090	$6,670	$(350)	$—	$215,410	$178,318	$7,508	$(2)	$—	$185,824
Total	$537,284	$19,332	$(3,142)	$(2,371)	$551,103	$498,874	$21,528	$(2,640)	$(2,652)	$515,110
When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on the sale. There were no sales of securities in the three months ended March 31, 2013 or 2012.

The actual maturities of certain securities may differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. A schedule of the contractual maturities of securities available for sale and securities held to maturity as of March 31, 2013 is presented below:

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$159	$165	$240	$241
Due after one year to five years	7,615	8,037	6,412	6,795
Due after five years to ten years	89,343	92,394	1,013	1,126
Due after ten years	220,286	223,959	201,425	207,248
Total debt securities	$317,403	$324,555	$209,090	$215,410
Marketable securities	$10,791	$11,138	$—	$—
Total	$328,194	$335,693	$209,090	$215,410
Inclusive in the table above is $7.8 million and $7.7 million, respectively, of callable securities in the Company’s investment portfolio at March 31, 2013 and December 31, 2012.
At March 31, 2013 and December 31, 2012, investment securities carried at $370.3 million and $365.8 million, respectively, were pledged to secure public deposits, assets sold under repurchase agreements, letters of credit, and for other purposes.
At March 31, 2013 and December 31, 2012, the Company had no investments in obligations of individual states, counties, or municipalities, which exceeded 10% of Stockholders’ Equity.
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
The following tables show the gross unrealized losses and fair value of the Company’s investments in an unrealized loss position, which the Company has not deemed to be OTTI, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	March 31, 2013
		Less than 12 months		12 months or longer		Total
	# of holdings	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Agency mortgage-backed securities	14	$36,218	$(256)	$—	$—	$36,218	$(256)
Agency collateralized mortgage obligations	7	69,639	(573)	—	—	69,639	(573)
Pooled trust preferred securities issued by banks and insurers	2	—	—	2,062	(2,253)	2,062	(2,253)
Marketable securities	11	$4,831	$(60)	$—	$—	$4,831	$(60)
Total temporarily impaired securities	34	$110,688	$(889)	$2,062	$(2,253)	$112,750	$(3,142)

	December 31, 2012
		Less than 12 months		12 months or longer		Total
	# of holdings	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Agency mortgage-backed securities	17	$23,814	$(114)	$—	$—	$23,814	$(114)
Agency collateralized mortgage obligations	2	17,677	(39)	—	—	17,677	(39)
Single issuer trust preferred securities issued by banks and insurers	2	$2,240	$(15)	$—	$—	$2,240	$(15)
Pooled trust preferred securities issued by banks and insurers	2	$—	$—	$2,069	$(2,415)	$2,069	$(2,415)
Marketable securities	15	$6,613	$(57)	$—	$—	$6,613	$(57)
Total temporarily impaired securities	38	$50,344	$(225)	$2,069	$(2,415)	$52,413	$(2,640)
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
As a result of the Company’s review of these qualitative and quantitative factors, the causes of the impairments listed in the table above by category are as follows at March 31, 2013:

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

Management monitors the following issuances closely for impairment due to the history of OTTI losses recorded within these classes of securities. Management has determined that these securities possess characteristics which in the current economic environment could lead to further credit related OTTI charges. The following tables summarize pertinent information as of March 31, 2013, that was considered by management in determining if OTTI existed:

	Class	Amortized Cost (1)	Gross Unrealized Gain/(Loss)	Non-Credit Related Other- Than-Temporary (Impairment)/Recovery	Fair Value	Total Cumulative Credit Related Other-Than- Temporary Impairment	Total Cumulative Other-Than- Temporary impairment to Date
	(Dollars in thousands)
Pooled trust preferred securities
Pooled trust preferred security A	C1	$1,283	$—	$(889)	$394	$(3,676)	$(4,565)
Pooled trust preferred security B	D	—	—	—	—	(3,481)	(3,481)
Pooled trust preferred security C	C1	506	—	(320)	186	(482)	(802)
Pooled trust preferred security D	D	—	—	1	1	(990)	(989)
Pooled trust preferred security E	C1	2,081	—	(1,432)	649	(1,368)	(2,800)
Pooled trust preferred security F	B	1,894	(1,221)	—	673	—	—
Pooled trust preferred security G	A1	2,421	(1,032)	—	1,389	—	—
Total pooled trust preferred securities		$8,185	$(2,253)	$(2,640)	$3,292	$(9,997)	$(12,637)
Private mortgage-backed securities
Private mortgage-backed securities-one	2A1	$2,177	$—	$153	$2,330	$(766)	$(613)
Private mortgage-backed securities-two	A19	924	—	116	1,040	(85)	31
Total private mortgage-backed securities		$3,101	$—	$269	$3,370	$(851)	$(582)
Total		$11,286	$(2,253)	$(2,371)	$6,662	$(10,848)	$(13,219)

(1)	The amortized cost reflects previously recorded OTTI charges recognized in earnings for the applicable securities.

	Class	Number of Performing Banks and Insurance Cos. in Issuances (Unique)	Current Deferrals/ Defaults/Losses (As a % of Original Collateral)	Total Projected Defaults/Losses (as a % of Performing Collateral)	Excess Subordination (After Taking into Account Best Estimate of Future Deferrals/ Defaults/Losses) (1)	Lowest credit Ratings to date (2)
Pooled trust preferred securities
Trust preferred security A	C1	57	32.12%	18.15%	—%	C (Fitch & Moody's)
Trust preferred security B	D	57	32.12%	18.15%	—%	C (Fitch)
Trust preferred security C	C1	49	29.29%	15.16%	0.49%	C (Fitch & Moody's)
Trust preferred security D	D	49	29.29%	15.16%	—%	C (Fitch)
Trust preferred security E	C1	48	26.50%	16.62%	0.98%	C (Fitch & Moody's)
Trust preferred security F	B	32	25.08%	18.83%	31.31%	CC (Fitch)
Trust preferred security G	A1	32	25.08%	18.83%	56.37%	CCC+ (S&P)
Private mortgage-backed securities
Private mortgage-backed securities-one	2A1	N/A	6.10%	13.13%	—%	D (Fitch)
Private mortgage-backed securities-two	A19	N/A	3.99%	6.42%	—%	C (Fitch)

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

The following table shows the total OTTI that the Company recorded for the periods indicated:

	Three Months Ended
	March 31
	2013	2012
	(Dollars in thousands)
Gross change in OTTI recorded on certain investments (gain/(losses))	$281	$274
Portion of OTTI gains (losses) recognized in OCI	(281)	(274)
Total credit related OTTI losses recognized in earnings	$—	$—
The following table shows the cumulative credit related component of OTTI for the periods indicated:

	Three Months Ended
	March 31
	2013	2012
	(Dollars in thousands)
Balance at beginning of period	$(10,847)	$(10,771)
Add
Incurred on securities not previously impaired	—	—
Incurred on securities previously impaired	—	—
Less
Realized gain/loss on sale of securities	—	—
Reclassification due to changes in Company’s intent	—	—
Increases in cash flow expected to be collected	—	—
Balance at end of period	$(10,847)	$(10,771)

NOTE 4 – LOANS, ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY
The following tables bifurcates the amount of allowance allocated to each loan category based on collective impairment analysis or evaluated individually for impairment as of the periods indicated:

	March 31, 2013
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Consumer Home Equity	Other Consumer	Total
Financing receivables
Ending balance: total loans by group	$702,486	$2,123,778	$211,984	$77,220	$555,413	$792,630	$23,967	$4,487,478	(1)
Ending balance: individually evaluated for impairment	$7,773	$31,285	$1,608	$2,073	$16,428	$4,446	$1,882	$65,495
Ending balance: purchase credit impaired loans	$—	$20,138	$—	$—	$9,509	$375	$—	$30,022
Ending balance: collectively evaluated for impairment	$694,713	$2,072,355	$210,376	$75,147	$529,476	$787,809	$22,085	$4,391,961

	December 31, 2012
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Consumer Home Equity	Other Consumer	Total
Financing receivables
Ending balance: total loans by group	$687,511	$2,122,153	$188,768	$78,594	$612,881	$802,149	$26,955	$4,519,011	(1)
Ending balance: individually evaluated for impairment	$8,575	$33,868	$—	$2,279	$15,373	$4,435	$2,129	$66,659
Ending Balance: purchase credit impaired loans	$—	$21,853	$—	$—	$9,821	$380	$—	$32,054
Ending balance: collectively evaluated for impairment	$678,936	$2,066,432	$188,768	$76,315	$587,687	$797,334	$24,826	$4,420,298

(1)	The amount of deferred fees included in the ending balance was $2.9 million and $3.1 million at March 31, 2013 and December 31, 2012, respectively.
The following tables summarize changes in allowance for loan losses by loan category for the periods indicated:

	Three Months Ended March 31, 2013
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Consumer Home Equity	Other Consumer	Total
Allowance for loan losses
Beginning balance	$13,461	$22,598	$2,811	$1,524	$2,930	$7,703	$807	$51,834
Charge-offs	(423)	(407)	—	(145)	(61)	(277)	(261)	(1,574)
Recoveries	136	—	—	39	—	21	150	346
Provision	269	378	328	(174)	179	269	51	1,300
Ending balance	$13,443	$22,569	$3,139	$1,244	$3,048	$7,716	$747	$51,906
Ending balance: Individually Evaluated for Impairment	$771	$385	$—	$113	$1,577	$58	$119	$3,023
Ending balance: purchase credit impaired loans	$—	$—	$—	$—	$—	$—	$—	$—
Ending balance: Collectively Evaluated for Impairment	$12,672	$22,184	$3,139	$1,131	$1,471	$7,658	$628	$48,883

	Three Months Ended March 31, 2012
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Consumer Home Equity	Other Consumer	Total
Allowance for loan losses
Beginning balance	$11,682	$23,514	$2,076	$1,896	$3,113	$4,597	$1,382	$48,260
Charge-offs	(15)	(604)	—	(170)	(109)	(750)	(297)	(1,945)
Recoveries	200	—	—	52	—	13	160	425
Provision	(413)	(81)	157	(319)	68	2,217	(29)	1,600
Ending balance	$11,454	$22,829	$2,233	$1,459	$3,072	$6,077	$1,216	$48,340
Ending balance: individually evaluated for impairment	$464	$1,757	$—	$184	$1,215	$32	$200	$3,852
Ending balance: collectively evaluated for impairment	$10,990	$21,072	$2,233	$1,275	$1,857	$6,045	$1,016	$44,488

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
Home Equity — Home equity loans and lines are made to qualified individuals for legitimate purposes secured by senior or junior mortgage liens on owner-occupied 1-4 family homes, condominiums or vacation homes or on nonowner occupied 1-4 family homes with more restrictive loan to value requirements. The home equity loan has a fixed rate and is billed equal payments comprised of principal and interest. The home equity line of credit has a variable rate and is billed in interest-only payments during the draw period. At the end of the draw period, the home equity line of credit is billed as a percentage of the principal balance plus all accrued interest. Borrower qualifications include favorable credit history combined with supportive income requirements and combined loan to value ratios within established policy guidelines.
Other Consumer—Other consumer loan products including personal lines of credit and amortizing loans made to qualified individuals for various purposes such as education, auto loans, debt consolidation, personal expenses or overdraft protection. Borrower qualifications include favorable credit history combined with supportive income and collateral requirements within established policy guidelines. These loans may be secured or unsecured.
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

The following table details the internal risk-rating categories for the Company’s commercial portfolio:

		March 31, 2013
Category	Risk Rating	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Total
		(Dollars in thousands)
Pass	1 - 6	$665,025	$1,943,876	$198,476	$69,773	$2,877,150
Potential weakness	7	15,851	81,728	5,977	3,028	106,584
Definite weakness-loss unlikely	8	20,735	96,179	7,531	4,350	128,795
Partial loss probable	9	875	1,995	—	69	2,939
Definite loss	10	—	—	—	—	—
Total		$702,486	$2,123,778	$211,984	$77,220	$3,115,468

		December 31, 2012
Category	Risk Rating	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Total
		(Dollars in thousands)
Pass	1 - 6	$647,984	$1,928,148	$177,693	$71,231	$2,825,056
Potential weakness	7	16,420	92,651	6,195	3,213	118,479
Definite weakness-loss unlikely	8	21,979	98,688	4,880	4,080	129,627
Partial loss probable	9	1,128	2,666	—	70	3,864
Definite loss	10	—	—	—	—	—
Total		$687,511	$2,122,153	$188,768	$78,594	$3,077,026
For the Company’s consumer portfolio, the quality of the loan is best indicated by the repayment performance of an individual borrower. However, the Company does supplement performance data with current Fair Isaac Corporation (“FICO”) and Loan to Value (“LTV”) estimates. Current FICO data is purchased and appended to all consumer loans on a quarterly basis. In addition, automated valuation services and broker opinions of value are used to supplement original value data for the residential and home equity portfolios, periodically. At March 31, 2013 and December 31, 2012, 60.8% and 60.7% of the home equity loans were in first lien position, respectively. In addition, for all second position home equity loans, management reviews the performance of the first position lien, which is often held at another institution, when determining the performing status of the loan. The following table shows the weighted average FICO scores and the weighted average combined LTV ratios as of the periods indicated below:

	March 31, 2013	December 31, 2012
Residential portfolio
FICO score (re-scored) (1)	735	727
LTV (re-valued) (2)	67.0%	67.0%
Home equity portfolio
FICO score (re-scored) (1)	763	763
LTV (re-valued) (2)	55.0%	54.0%

(1)
The average FICO scores for March 31, 2013 are based upon rescores available from Novermber 2012 and actual score data for loans booked between December  1, 2012 and March 31, 2013. The average FICO scores for December 31, 2012 are based upon rescores available from November 2012 and actual score data for loans booked between December 1 and December 31, 2012.

(2)
The combined LTV ratios for March 31, 2013 are based upon updated automated valuations as of February 2013. The combined LTV ratios for December 31, 2012 are based upon updated automated valuations as of November 30, 2011. For home equity loans and lines in a subordinate lien, the LTV data represents a combined LTV, taking into account the senior lien data for loans and lines.

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
The following table shows nonaccrual loans at the dates indicated:

	March 31, 2013	December 31, 2012
	(Dollars in thousands)
Commercial and industrial	$3,188	$2,666
Commercial real estate	7,748	6,574
Commercial construction	1,607	—
Small business	680	570
Residential real estate	11,950	11,472
Home equity	7,687	7,311
Other consumer	201	121
Total nonaccrual loans (1)	$33,061	$28,714

(1)	Included in these amounts were $8.7 million and $6.6 million of nonaccruing TDRs at March 31, 2013 and December 31, 2012, respectively.

The following table shows the age analysis of past due financing receivables as of the dates indicated:

	March 31, 2013
	30-59 days		60-89 days		90 days or more		Total Past Due			Total Financing Receivables	Recorded Investment >90 Days and Accruing
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Current
	(Dollars in thousands)
Loan Portfolio
Commercial and industrial	22	$5,156	16	$2,172	21	$1,441	59	$8,769	$693,717	$702,486	$—
Commercial real estate	21	6,317	9	3,539	33	6,372	63	16,228	2,107,550	2,123,778	—
Commercial construction	—	—	—	—	1	1,608	1	1,608	210,376	211,984	—
Small business	21	439	4	195	11	431	36	1,065	76,155	77,220	—
Residential real estate	11	3,755	7	1,914	42	8,568	60	14,237	533,412	547,649	—
Residential construction	—	—	—	—	—	—	—	—	7,764	7,764	—
Home equity	30	2,331	4	125	22	1,807	56	4,263	788,367	792,630	—
Other consumer	137	757	29	141	30	214	196	1,112	22,855	23,967	30
Total	242	$18,755	69	$8,086	160	$20,441	471	$47,282	$4,440,196	$4,487,478	$30

	December 31, 2012
	30-59 days		60-89 days		90 days or more		Total Past Due			Total Financing Receivables	Recorded Investment >90 Days and Accruing
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Current
	(Dollars in thousands)
Loan Portfolio
Commercial and industrial	14	$1,305	7	$336	23	$1,875	44	$3,516	$683,995	$687,511	$—
Commercial real estate	19	5,028	8	2,316	31	6,054	58	13,398	2,108,755	2,122,153	—
Commercial construction	—	—	—	—	—	—	—	—	188,768	188,768	—
Small business	20	750	8	94	10	320	38	1,164	77,430	78,594	—
Residential real estate	17	3,053	7	1,848	40	7,501	64	12,402	592,266	604,668	—
Residential construction	—	—	—	—	—	—	—	—	8,213	8,213	—
Home equity	32	2,756	10	632	17	1,392	59	4,780	797,369	802,149	—
Other consumer	208	1,217	32	224	28	153	268	1,594	25,361	26,955	52
Total	310	$14,109	72	$5,450	149	$17,295	531	$36,854	$4,482,157	$4,519,011	$52
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

The following table shows the Company’s total TDRs and other pertinent information as of the dates indicated:

	March 31, 2013	December 31, 2012
	(Dollars in thousands)
TDRs on accrual status	$41,682	$46,764
TDRs on nonaccrual	8,748	6,554
Total TDRs	$50,430	$53,318
Amount of specific reserves included in the allowance for loan losses associated with TDRs:	$2,562	$3,049
Additional commitments to lend to a borrower who has been a party to a TDR:	$2,172	$1,847
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
The following table shows the modifications which occurred during the periods indicated and the change in the recorded investment subsequent to the modifications occurring:

	Three Months Ended
	March 31, 2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment (1)
	(Dollars in thousands)
Troubled debt restructurings
Small business	4	$268	$268
Residential real estate	4	1,156	1,182
Home equity	2	165	165
Other consumer	2	11	11
Total	12	$1,600	$1,626

	Three Months Ended
	March 31, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment (1)
	(Dollars in thousands)
Troubled debt restructurings
Commercial & industrial	6	$319	$319
Commercial real estate	5	3,283	3,283
Small business	9	371	371
Residential real estate	1	117	117
Other consumer	3	86	86
Total	24	$4,176	$4,176

(1)	The post-modification balances represent the balance of the loan on the date of modifications. These amounts may show an increase when modifications include a capitalization of interest.

The following table shows the Company’s post-modification balance of TDRs listed by type of modification as of the periods indicated:

	Three Months Ended March 31
	2013	2012
	(Dollars in thousands)
Extended maturity	$268	$3,842
Adjusted interest rate	—	41
Combination rate & maturity	1,347	293
Court ordered concession	11	—
Total	$1,626	$4,176
The following table shows the loans that have been modified during the past twelve months which have subsequently defaulted during the periods indicated. The Company considers a loan to have defaulted when it reaches 90 days past due.

	Three Months Ended March 31
	2013		2012
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(Dollars in thousands)
Troubled debt restructurings that subsequently defaulted
Commercial & industrial	2	$201	1	$250
Commercial real estate	2	494	—	—
Small business	—	—	1	4
Other consumer	—	—	1	5
Total	4	$695	3	$259

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

The tables below set forth information regarding the Company’s impaired loans by loan portfolio as of the dates indicated:

	March 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
With no related allowance recorded
Commercial & industrial	$5,229	$5,821	$—
Commercial real estate	13,869	14,536	—
Commercial construction	1,608	1,608	—
Small business	1,191	1,233	—
Residential real estate	2,526	2,610	—
Home equity	4,007	4,057	—
Other consumer	647	648	—
Subtotal	29,077	30,513	—
With an allowance recorded
Commercial & industrial	$2,544	$3,301	$771
Commercial real estate	17,416	17,859	385
Commercial construction	—	—	—
Small business	882	927	113
Residential real estate	13,902	14,735	1,577
Home equity	439	551	58
Other consumer	1,235	1,301	119
Subtotal	36,418	38,674	3,023
Total	$65,495	$69,187	$3,023

	December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
With no related allowance recorded
Commercial & industrial	$5,849	$7,343	$—
Commercial real estate	12,999	13,698	—
Commercial construction	—	—	—
Small business	1,085	1,147	—
Residential real estate	2,545	2,630	—
Home equity	4,119	4,166	—
Other consumer	700	705	—
Subtotal	27,297	29,689	—
With an allowance recorded
Commercial & industrial	$2,726	$2,851	$1,084
Commercial real estate	20,869	21,438	516
Commercial construction	—	—	—
Small business	1,194	1,228	353
Residential real estate	12,828	13,601	1,302
Home equity	316	389	35
Other consumer	1,429	1,453	130
Subtotal	39,362	40,960	3,420
Total	$66,659	$70,649	$3,420

The following tables set forth information regarding interest income recognized on impaired loans, by portfolio, for the periods indicated:

	Three Months Ended
	March 31, 2013
	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded
Commercial & industrial	$5,111	$73
Commercial real estate	13,945	222
Commercial construction	1,609	13
Small business	1,241	20
Residential real estate	2,532	23
Home equity	4,019	46
Other consumer	670	13
Subtotal	29,127	410
With an allowance recorded
Commercial & industrial	$2,760	$40
Commercial real estate	17,381	268
Commercial construction	—	—
Small business	891	13
Residential real estate	13,930	135
Home equity	441	6
Other consumer	1,283	12
Subtotal	36,686	474
Total	$65,813	$884

	Three Months Ended
	March 31, 2012
	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded
Commercial & industrial	$3,078	$50
Commercial real estate	20,508	362
Commercial construction	560	11
Small business	1,441	25
Residential real estate	—	—
Home equity	22	—
Other consumer	46	1
Subtotal	25,655	449
With an allowance recorded
Commercial & industrial	$2,662	$40
Commercial real estate	21,194	316
Commercial construction	—	—
Small business	1,209	17
Residential real estate	12,885	138
Home equity	279	5
Other consumer	1,951	19
Subtotal	40,180	535
Total	$65,835	$984

Certain loans acquired by the Company may have shown evidence of deterioration of credit quality since origination and it was therefore deemed unlikely that the Bank would be able to collect all contractually required payments. As such, these loans were deemed to be Purchase Credit Impaired (“PCI”) loans and the carrying value and prospective income recognition are predicated upon future cash flows expected to be collected. The following table displays certain information pertaining to purchased credit impaired loans at the dated indicated:

	March 31, 2013	December 31, 2012
	(Dollars in thousands)
Outstanding balance	$33,516	$36,278
Carrying amount	$30,022	$32,054

The following table summarizes activity in the accretable yield for the PCI loan portfolio:

(Dollars in thousands)
Balance at January 1, 2012	$—
Acquisition	3,095
Accretion	(903)
Reclassification from nonaccretable difference for loans with improved cash flows (1)	272
Balance at December 31, 2012	2,464

Balance at January 1, 2013	$2,464
Accretion	$(377)
Other change in expected cash flows (2)	439
Balance at March 31, 2013	$2,526
(1) Results in increased interest income during the period in which the loan paid off.
(2) Represents changes in cash flows expected to be collected and resulting in increased interest income as a prospective yield adjustment over the remaining life of the loan(s).

NOTE 5 – EARNINGS PER SHARE
Earnings per share consisted of the following components for the periods indicated:

	Three Months Ended
	March 31
	2013	2012
	(Dollars in thousands, except per share data)
Net income	$12,252	$12,183

	Weighted Average Shares
Basic shares	22,823,753	21,561,006
Effect of diluted securities	46,040	24,481
Dilutive shares	22,869,793	21,585,487

Net income per share
Basic EPS	0.54	0.57
Effect of diluted securities	—	(0.01)
Dilutive EPS	0.54	0.56
The following table illustrates the options to purchase common stock that were excluded from the calculation of diluted earnings per share because they were anti-dilutive:

	Three Months Ended
	March 31
	2013	2012
Stock options	268,400	803,378

NOTE 6 – STOCK BASED COMPENSATION
During 2013, the Company made the following awards of restricted stock:

Date	Shares Granted	Plan	Fair Value	Vesting Period
1/16/2013	2,000	2005 Employee Stock Plan	$30.48	Ratably over 3 years from grant date
2/14/2013	93,800	2005 Employee Stock Plan	$31.51	Ratably over 5 years from grant date
The fair value of the restricted stock awards is based upon the average of the high and low price at which the Company’s common stock traded on the date of grant. The holders of restricted stock awards participate fully in the rewards of stock ownership of the Company, including voting and dividend rights.
The Company has not issued any awards of options to purchase shares of common stock during 2013.

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

The following table reflects the Company’s derivative positions for the periods indicated below for interest rate swaps which qualify as cash flow hedges for accounting purposes:

March 31, 2013
Notional Amount	Trade Date	Effective Date	Maturity Date	Receive (Variable) Index	Current Rate Received	Pay Fixed Swap Rate	Fair Value
(Dollars in thousands)
$25,000	16-Feb-06	28-Dec-06	28-Dec-16	3 Month LIBOR	0.28%	5.04%	$(4,145)
25,000	16-Feb-06	28-Dec-06	28-Dec-16	3 Month LIBOR	0.28%	5.04%	(4,145)
25,000	8-Dec-08	10-Dec-08	10-Dec-13	3 Month LIBOR	0.28%	2.65%	(408)
25,000	9-Dec-08	10-Dec-08	10-Dec-13	3 Month LIBOR	0.28%	2.59%	(397)
25,000	9-Dec-08	10-Dec-08	10-Dec-18	3 Month LIBOR	0.28%	2.94%	(2,601)
50,000	17-Nov-09	20-Dec-10	20-Dec-14	3 Month LIBOR	0.28%	3.04%	(2,309)
25,000	5-May-11	10-Jun-11	10-Jun-15	3 Month LIBOR	0.28%	1.71%	(713)
$200,000							$(14,718)
December 31, 2012
Notional Amount	Trade Date	Effective Date	Maturity Date	Receive (Variable) Index	Current Rate Received	Pay Fixed Swap Rate	Fair Value
			(Dollars in thousands)
$25,000	16-Feb-06	28-Dec-06	28-Dec-16	3 Month LIBOR	0.31%	5.04%	$(4,416)
25,000	16-Feb-06	28-Dec-06	28-Dec-16	3 Month LIBOR	0.31%	5.04%	(4,417)
25,000	8-Dec-08	10-Dec-08	10-Dec-13	3 Month LIBOR	0.31%	2.65%	(553)
25,000	9-Dec-08	10-Dec-08	10-Dec-13	3 Month LIBOR	0.31%	2.59%	(539)
25,000	9-Dec-08	10-Dec-08	10-Dec-18	3 Month LIBOR	0.31%	2.94%	(2,819)
50,000	17-Nov-09	20-Dec-10	20-Dec-14	3 Month LIBOR	0.31%	3.04%	(2,647)
25,000	5-May-11	10-Jun-11	10-Jun-15	3 Month LIBOR	0.31%	1.71%	(798)
$200,000							$(16,189)
For derivative instruments that are designated and qualify as hedging instruments, the effective portion of the gains or losses is reported as a component of OCI, and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The Company expects approximately $5.3 million (pre-tax), to be reclassified to interest expense from OCI, related to the Company’s cash flow hedges in the next twelve months. This reclassification is due to anticipated payments that will be made and/or received on the swaps based upon the forward curve as of March 31, 2013.
The Company had no fair value hedges as of March 31, 2013 or December 31, 2012.
The table below presents the net amortization income recognized as an offset to interest expense related to previously terminated swaps for the periods indicated:

	Three Months Ended
	March 31
	2013	2012
	(Dollars in thousands)
Net amortization income	$61	$61
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
The following table reflects the Company’s customer related derivative positions for the periods indicated below for those derivatives not designated as hedging:

		Notional Amount Maturing
	# of Positions (1)	2013	2014	2015	2016	Thereafter	Total	Fair Value
	March 31, 2013
	(Dollars in thousands)
Loan level swaps
Receive fixed, pay variable	149	$15,820	58,632	103,510	44,619	292,650	$515,231	$25,773
Pay fixed, receive variable	143	$15,820	58,632	103,510	44,619	292,650	$515,231	$(25,765)
Foreign exchange contracts
Buys foreign exchange, sells US currency	14	$37,692	542	—	—	—	$38,234	$(567)
Buys US currency, sells foreign exchange	14	$37,715	543	—	—	—	$38,258	$591
	December 31, 2012
	(Dollars in thousands)
Loan level swaps
Receive fixed, pay variable	143	$16,766	65,344	105,939	45,267	268,932	$502,248	$28,678
Pay fixed, receive variable	137	$16,766	65,344	105,939	45,267	268,932	$502,248	$(28,663)
Foreign exchange contracts
Buys foreign exchange, sells US currency	16	$42,516	—	—	—	—	$42,516	$1,748
Buys US currency, sells foreign exchange	16	$42,516	—	—	—	—	$42,516	$(1,718)

(1)	The Company may enter into one swap agreement which offsets multiple reverse swap agreements. The positions will offset and the terms will be identical.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet at the periods indicated:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Fair Value at March 31, 2013	Fair Value at December 31, 2012	Balance Sheet Location	Fair Value at March 31, 2013	Fair Value at December 31, 2012
	(Dollars in thousands)
Derivatives designated as hedges
Interest rate swaps	Other assets	$—	$—	Other liabilities	$14,718	$16,189
Derivatives not designated as hedges
Customer Related Positions:
Loan level swaps	Other assets	$25,773	$28,678	Other liabilities	$25,765	$28,663
Foreign exchange contracts	Other assets	803	1,748	Other liabilities	779	1,718
Total		$26,576	$30,426		$26,544	$30,381
The table below presents the effect of the Company’s derivative financial instruments included in OCI and current earnings for the periods indicated:

	Three Months Ended
	March 31
	2013	2012
	(Dollars in thousands)
Derivatives designated as hedges
Loss(Gain) in OCI on derivatives (effective portion), net of tax	$(3)	$31
Loss reclassified from OCI into interest expense (effective portion)	$(1,414)	$(1,293)
Loss recognized in income on derivatives (ineffective portion & amount excluded from effectiveness testing)
Interest expense	$—	$—
Other expense	—	—
Total	$—	$—
Derivatives not designated as hedges
Changes in fair value of customer related positions
Other income	$12	$22
Other expense	(25)	(10)
Total	$(13)	$12

By using derivatives, the Company is exposed to credit risk to the extent that counterparties to the derivative contracts do not perform as required. Should a counterparty fail to perform under the terms of a derivative contract, the Company's credit exposure on interest rate swaps is limited to the net positive fair value and accrued interest of all swaps with each counterparty. The Company seeks to minimize counterparty credit risk through credit approvals, limits, monitoring procedures, and obtaining collateral, where appropriate. Institutional counterparties must have an investment grade credit rating and be approved by the Company's Board of Directors. As such, management believes the risk of incurring credit losses on derivative contracts with those counterparties is remote and losses, if any, would be immaterial. The Company had no exposure relating to interest rate swaps with institutional counterparties at March 31, 2013 and December 31, 2012, as all such swaps were in a liability position. The Company’s exposure relating to customer related positions was approximately $27.3 million and $31.0 million at March 31, 2013 and December 31, 2012, respectively. Credit exposure may be reduced by the amount of collateral pledged by the counterparty.

The Company does not offset fair value amounts recognized for derivative instruments. The Company does net the amount recognized for the right to reclaim cash collateral against the obligation to return cash collateral arising from derivative instruments executed with the same counterparty under a master netting arrangement. Collateral legally required to be maintained at dealer banks by the Company is monitored and adjusted as necessary. Per a review completed by management of these instruments at March 31, 2013 it was determined that no additional collateral would have to be posted to immediately settle these instruments.
The following table presents the Company's asset derivative positions and the potential effect of netting arrangements on its financial position, as of the periods indicated:

				Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
	(Dollars in thousands)
	March 31, 2013
Interest rate swaps	$—	$—	$—	$—	$—	$—
Customer loan level swaps	25,773	—	25,773	—	—	25,773
Customer foreign exchange contracts	803	—	803	108	—	695
	$26,576	$—	$26,576	$108	$—	$26,468

	December 31, 2012
Interest rate swaps	$—	$—	$—	$—	$—	$—
Customer loan level swaps	28,678	—	28,678	—	—	28,678
Customer foreign exchange contracts	1,748	—	1,748	—	—	1,748
	$30,426	$—	$30,426	$—	$—	$30,426

The following table presents the Company's liability derivative positions and the potential effect of netting arrangements on its financial position, as of the periods indicated:

				Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Pledged	Net Amount
	(Dollars in thousands)
	March 31, 2013
Interest rate swaps	$14,718	$—	$14,718	$—	$17,013	$(2,295)
Customer loan level swaps	25,765	—	25,765	—	30,477	(4,712)
Customer foreign exchange contracts	779	—	779	108	—	671
	$41,262	$—	$41,262	$108	$47,490	$(6,336)

	December 31, 2012
Interest rate swaps	$16,189	$—	$16,189	$—	$19,185	$(2,996)
Customer loan level swaps	28,663	—	28,663	—	31,771	(3,108)
Customer foreign exchange contracts	1,718	—	1,718	—	—	1,718
	$46,570	$—	$46,570	$—	$50,956	$(4,386)

The Company has agreements with certain of its derivative counterparties that contain a provision where if the Company fails to maintain its status as a well capitalized institution, then the Company could be required to terminate any outstanding derivatives with the counterparty. Included in the table above are derivative instruments that contain credit-risk related contingent features that are in a net liability position, which require the Company to assign collateral. All liability position interest rate swap and customer loan level swap counterparties have credit-risk contingent instruments as of the dates indicated in the table above.
Mortgage Derivatives
Forward sale contracts of residential mortgage loans, considered derivative instruments for accounting purposes, are utilized by the Company in its efforts to manage risk of loss associated with its mortgage loan commitments and mortgage loans intended for sale. Prior to closing and funding certain one-to-four family residential mortgage loans, an interest rate lock commitment is generally extended to the borrower. During the period from commitment date to closing date, the Company is subject to the risk that market rates of interest may change. If market rates rise, investors generally will pay less to purchase such loans resulting in a reduction in the gain on sale of the loans or, possibly, a loss. In an effort to mitigate such risk, forward delivery sales commitments are executed, under which the Company agrees to deliver whole mortgage loans to various investors. The interest rate lock commitments and forward sales commitments are recorded at fair value, with changes in fair value recorded in current period earnings as a component of mortgage banking income. The Company has elected the fair value option to carry these instruments at fair value. Changes in the fair value marks on loans held for sale offset changes in interest rate lock and forward sales commitments. The change in fair value of loans held for sale is recorded in current period earnings as a component of mortgage banking income in accordance with the Company's fair value election.
The table below summarizes the fair value of residential mortgage loans commitments, forward sales agreements, and loans held for sale at the periods indicated:

	March 31, 2013	December 31, 2012
	(Dollars in thousands)
Interest rate lock commitments	$131	$102
Forward sales agreements	$(112)	$(223)
Loans held for sale fair value adjustments	$(19)	$121
The table below summarizes the changes in the fair value of residential mortgage loans commitments, forward sales agreements, and loans held for sale at the periods indicated:

	Three Months Ended
	March 31
	2013	2012
	(Dollars in thousands)
Interest rate lock commitments	$29	$(284)
Forward sales agreements	111	554
Loans held for sale fair value adjustments	(140)	(270)
Total change in fair value	$—	$—

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
Derivative Instruments
Derivatives
The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The Company incorporates credit valuation adjustments to appropriately reflect nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings. Although the Company has determined that the majority of the inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of March 31, 2013 and December 31, 2012, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. Additionally, in conjunction with fair value measurement guidance, the Company has made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2.
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
	March 31, 2013
	(Dollars in thousands)
Recurring fair value measurements
Assets
Securities available for sale
U.S. Government agency securities	$20,736	$—	$20,736	$—
Agency mortgage-backed securities	222,577	—	222,577	—
Agency collateralized mortgage obligations	72,307	—	72,307	—
Private mortgage-backed securities	3,370	—	—	3,370
Single issuer trust preferred securities issued by banks	2,273	—	2,273	—
Pooled trust preferred securities issued by banks and insurers	3,292	—	—	3,292
Marketable securities	11,138	11,138	—	—
Loans held for sale	36,790	—	36,790	—
Derivative instruments	26,707	—	26,707	—
Liabilities
Derivative instruments	41,374	—	41,374	—
Total recurring fair value measurements	$357,816	$11,138	$340,016	$6,662

Nonrecurring fair value measurements
Assets
Collateral dependent impaired loans	$7,060	$—	$—	$7,060	$(738)
Other real estate owned	11,645	—	—	11,645	—
Total nonrecurring fair value measurements	$18,705	$—	$—	$18,705	$(738)

	December 31, 2012
	(Dollars in thousands)
Recurring fair value measurements
Assets
Securities available for sale
U.S. government agency securities	$20,822	$—	$20,822	$—
Agency mortgage-backed securities	221,425	—	221,425	—
Agency collateralized mortgage obligations	68,376	—	68,376	—
Private mortgage-backed securities	3,532	—	—	3,532
Single issuer trust preferred securities issued by banks	2,240	—	2,240	—
Pooled trust preferred securities issued by banks and insurers	2,981	—	—	2,981
Marketable securities	9,910	9,910	—	—
Loans held for sale	48,187	—	48,187	—
Derivative instruments	30,528	—	30,528	—
Liabilities
Derivative instruments	46,793	—	46,793	—
Total recurring fair value measurements	$361,208	$9,910	$344,785	$6,513

Nonrecurring fair value measurements
Assets
Collateral dependent impaired loans	$7,817	$—	$—	$7,817	$(1,284)
Other real estate owned	11,974	—	—	11,974	—
Total nonrecurring fair value measurements	$19,791	$—	$—	$19,791	$(1,284)

The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3). These instruments were valued using pricing models and discounted cash flow methodologies.

	Securities Available for Sale:
	Pooled Trust Preferred Securities	Single Trust Preferred Securities	Private Mortgage- Backed Securities	Total
	(Dollars in thousands)
Balance at January 1, 2012	$2,820	$4,210	$6,110	$13,140
Gains and losses (realized/unrealized)
Included in earnings	—	—	—	—
Included in other comprehensive income	129	703	154	986
Purchases	—	—	—	—
Sales	—	—	—	—
Issuances	—	—	—	—
Settlements	(10)	—	(910)	(920)
Transfers into (out of) level 3	—	(4,913)	—	(4,913)
Balance at March 31, 2012	$2,939	$—	$5,354	$8,293

Balance at January 1, 2013	$2,981	$—	$3,532	$6,513
Gains and losses (realized/unrealized)
Included in earnings	—	—	—	—
Included in other comprehensive income	480	—	(38)	442
Purchases	—	—	—	—
Sales	—	—	—	—
Issuances	—	—	—	—
Settlements	(169)	—	(124)	(293)
Transfers into (out of) level 3	—	—	—	—
Balance at March 31, 2013	$3,292	$—	$3,370	$6,662
During the first quarter of 2012 the Company transferred the Single Issuer Trust Preferred Security from Level 3 to Level 2. The reason for this transfer was increased trading of the security, enabling the use of more observable inputs. It is the Company’s policy to recognize the transfers as of the end of the reporting period. There were no transfers between the Levels of the fair value hierarchy for any assets or liabilities measured at fair value on a recurring basis during the first quarter of 2013.

The following table sets forth certain unobservable inputs regarding the Company’s investment in securities that are classified as Level 3 for the periods indicated:

	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range	Weighted Average
	(Dollars in thousands)
	March 31, 2013
Pooled trust preferred securities	$3,292	Discounted cash flow methodology	Cumulative Prepayment	0%-76.0%	7.8%
			Cumulative Default	3.0%-100.0%	19.2%
			Loss Given Default	85.0% - 100.0%	95.1%
			Cure Given Default	0% - 75.0%	30.8%
Private mortgage-backed securities	$3,370	Multi-dimensional spread tables	Cumulative Prepayment Rate	14.4%-14.5%	14.5%
			Constant Default Rate	0.9% -20.3%	4.0%
			Severity	20.0% -45.0%	32.3%
Impaired loans	$7,060	Appraisals of collateral (1)
Other real estate owned	$11,645	Appraisals of collateral (1)
	December 31, 2012
Pooled trust preferred securities	$2,981	Discounted cash flow methodology	Cumulative Prepayment	0%-76.0%	7.5%
			Cumulative Default	3.0%-100.0%	19.6%
			Loss Given Default	85.0% - 100.0%	94.9%
			Cure Given Default	0% - 75.0%	33.8%
Private mortgage-backed securities	$3,532	Multi-dimensional spread tables	Cumulative Prepayment Rate	10.3%-14.5%	13.9%
			Constant Default Rate	0.9% -20.4%	4.0%
			Severity	20.0% -55.0%	33.6%
Impaired loans	$7,817	Appraisals of collateral (1)
Other real estate owned	$11,974	Appraisals of collateral (1)

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
	March 31, 2013
	(Dollars in thousands)
Financial assets
Securities held to maturity (a)
U.S. Treasury securities	$1,013	$1,126	—	$1,126	—
Agency mortgage-backed securities	63,897	67,595	—	67,595	—
Agency collateralized mortgage obligations	136,745	138,907	—	138,907	—
State, county, and municipal securities	916	930	—	930	—
Single issuer trust preferred securities issued by banks	1,513	1,530	—	1,530	—
Corporate debt securities	5,006	5,322	—	5,322	—
Loans, net of allowance for loan losses (b)	4,435,572	4,410,461	—	—	4,410,461
Financial liabilities
Time certificates of deposits (c)	$768,266	$774,108	—	$774,108	—
Federal home loan bank advances and other borrowings (c)	267,091	275,970	—	275,970	—
Wholesale and customer repurchase agreements (c)	179,618	181,752	—	—	181,752
Junior subordinated debentures (d)	74,073	74,905	—	74,905	—
Subordinated debentures (c)	30,000	22,084	—	—	22,084
	December 31, 2012
	(Dollars in thousands)
Financial assets
Securities held to maturity (a)
U.S. Treasury securities	$1,013	$1,134	$—	$1,134	$—
Agency mortgage-backed securities	72,360	76,593	—	76,593	—
Agency collateralized mortgage obligations	97,507	100,380	—	100,380	—
State, county, and municipal securities	915	926	—	926	—
Single issuer trust preferred securities issued by banks	1,516	1,526	—	1,526	—
Corporate debt securities	5,007	5,265	—	5,265	—
Loans, net of allowance for loan losses (b)	4,467,177	4,462,580	—	—	4,462,580
Financial liabilities
Time certificates of deposits (c)	$753,125	$759,516	$—	$759,516	$—
Federal home loan bank advances and other borrowings (c)	283,569	293,580	—	293,580	—
Wholesale and customer repurchase agreements (c)	203,359	201,189	—	—	201,189
Junior subordinated debentures (d)	74,127	74,416	—	74,416	—
Subordinated debentures (c)	30,000	22,762	—	—	22,762

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

NOTE 9 – COMPREHENSIVE INCOME/LOSS
Information on the Company’s comprehensive income, presented net of taxes, is set forth below for the periods indicated:

	Three Months Ended March 31, 2013
	Pre Tax Amount		Tax (Expense) Benefit	After Tax Amount
	(Dollars in thousands)
Change in fair value of securities available for sale	(1,232)		455	(777)

Change in fair value of cash flow hedges	(5)	(1)	2	(3)
Less: net cash flow hedge losses reclassified into earnings	1,414		(578)	836
Net change in fair value of cash flow hedges	1,409		(576)	833
Amortization of certain costs included in net periodic retirement costs	22		(21)	1
Total other comprehensive income	$199		$(142)	$57

	Three Months Ended March 31, 2012
	Pre Tax Amount		Tax (Expense) Benefit	After Tax Amount
	(Dollars in thousands)
Change in fair value of securities available for sale	(246)		85	(161)

Change in fair value of cash flow hedges	53	(1)	(22)	31
Less: cash flow hedge security losses reclassified into earnings	1,293		(528)	765
Net change in fair value of cash flow hedges	1,346		(550)	796
Amortization of certain costs included in net periodic retirement costs	39		(16)	23
Total other comprehensive income	$1,139		$(481)	$658

(1)
Includes the remaining balance of a realized but unrecognized gain, net of tax, from the termination of interest rate swaps in June 2009. The original gain of $1.4 million, net of tax, will be recognized in earnings through December 2018, the original maturity date of the swap. The balance of this gain has amortized to $823,000 and $967,000 at March 31, 2013 and 2012, respectively.

Information on the Company’s accumulated other comprehensive income (loss), net of tax is comprised of the following components as of the periods indicated:

	Unrealized Gain on Securities	Unrealized Loss on Cash Flow Hedge	Deferred Gain on Hedge Transactions	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss
	(Dollars in thousands)
	2013
Beginning balance January 1, 2013	$5,478	$(9,577)	$859	$(1,286)	$(4,526)
Net change in other comprehensive income (loss)	$(777)	$869	$(36)	$1	$57
Ending balance March 31, 2013	4,701	(8,708)	823	(1,285)	(4,469)
	2012
Beginning balance January 1, 2012	$6,574	$(10,804)	$1,004	$(1,260)	$(4,486)
Net change in other comprehensive income (loss)	$(161)	$832	$(36)	$23	$658
Ending balance March 31, 2012	6,413	(9,972)	968	(1,237)	(3,828)

The following table presents reclassifications out of accumulated other comprehensive loss for the period ended March 31, 2013:

Accumulated Other Comprehensive Loss Components	Amount Reclassified	Affected Line Item in the Consolidated Statements of Income
	(Dollars in thousands)
Gains and losses on cash flow hedges
Interest rate swaps	$1,414	Interest on borrowings expense
	1,414	Total before tax
	(578)	Tax (expense) benefit
	$836	Net of tax

Amortization of defined benefit pension items
Prior service costs	$22	(1)
	(21)	Tax (expense) benefit
	$1	Net of tax

Total reclassifications for the period	$837	Net of tax

(1)
The amortization of prior service costs is included in the computation of net periodic pension cost as disclosed in the Employee Benefit Plans footnote in the Company's Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the consolidated financial statements, notes and tables included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the Securities and Exchange Commission.

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

		Three Months Ended
	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
	(Dollars in thousands, except per share data)
Financial condition data
Securities available for sale	$335,693	$329,286	$323,156	$338,331	$362,109
Securities held to maturity	209,090	178,318	186,842	188,450	200,921
Loans	4,487,478	4,519,011	4,056,135	3,980,789	3,869,756
Allowance for loan losses	(51,906)	(51,834)	(49,746)	(48,403)	(48,340)
Goodwill and core deposit intangibles	161,616	162,144	137,293	139,924	140,323
Total assets	5,721,120	5,756,985	5,192,094	5,124,564	4,985,739
Total deposits	4,551,410	4,546,677	4,117,847	4,078,133	3,945,713
Total borrowings	550,782	591,055	489,899	476,217	484,115
Stockholders’ equity	537,575	529,320	492,965	483,592	478,863
Nonperforming loans	33,091	28,766	31,081	31,322	31,646
Nonperforming assets	46,815	42,427	41,529	43,857	40,736
Income statement
Interest income	$50,820	$51,414	$48,555	$48,426	$47,796
Interest expense	5,958	5,935	5,717	5,798	5,943

Net interest income	44,862	45,479	42,838	42,628	41,853
Provision for loan losses	1,300	4,350	3,606	8,500	1,600
Noninterest income	15,724	17,016	16,108	14,983	13,909
Noninterest expenses	42,920	45,050	40,052	36,999	37,358
Net income	12,252	9,968	11,601	8,874	12,183
Per share date
Net income—basic	$0.54	$0.45	$0.54	$0.41	$0.57
Net income—diluted	0.54	0.45	0.53	0.41	0.56
Cash dividends declared	0.22	0.21	0.21	0.21	0.21
Book value	23.50	23.24	22.75	22.36	22.16
Performance ratios
Return on average assets	0.88%	0.73%	0.91%	0.71%	1.00%
Return on average common equity	9.25%	7.68%	9.39%	7.34%	10.31%
Net interest margin (on a fully tax equivalent basis)	3.58%	3.68%	3.72%	3.80%	3.82%
Equity to assets	9.40%	9.19%	9.49%	9.44%	9.60%
Dividend payout ratio	—%	93.60%	39.23%	51.19%	37.26%
Asset quality ratios
Nonperforming loans as a percent of gross loans	0.74%	0.64%	0.77%	0.79%	0.82%
Nonperforming assets as a percent of total assets	0.82%	0.74%	0.80%	0.86%	0.82%
Allowance for loan losses as a percent of total loans	1.16%	1.15%	1.23%	1.22%	1.25%
Allowance for loan losses as a percent of nonperforming loans	156.86%	180.19%	160.05%	154.53%	152.75%
Capital ratios
Tier 1 leverage capital ratio	8.51%	8.65%	8.73%	8.68%	8.77%
Tier 1 risk-based capital ratio	10.57%	10.36%	10.72%	10.64%	10.71%
Total risk-based capital ratio	12.43%	12.23%	12.71%	12.63%	12.73%

Executive Level Overview

During the first quarter of 2013, as anticipated, the overall loan portfolio balance remained relatively flat, with the pipeline of new originations steadily rebuilding following the high level of closings experienced during the fourth quarter 2012. The Company's deposits remained steady during the first quarter, with growth impacted by typical seasonal fluctuations, and core deposits now comprising 82.9% of total deposits. The growth in noninterest income for the first quarter of 2013 compared to the first quarter of 2012 of 13.1% was negated by a corresponding increase in noninterest expense of 14.9%, driven largely by merger and acquisition, severance expenses and the inclusion of the Central Bank for a full quarter.
The following table illustrates key performance measures for the periods indicated:

	Three Months Ended March 31
	2013	2012
	(Dollars in thousands, except per share data)
Net income	$12,252	$12,183
Net income on an operating basis	$13,300	$12,183
Noninterest income	$15,724	$13,909
Diluted earnings per share	$0.54	$0.56
Return on average assets on an operating basis	0.96%	1.00%
Return on common average equity on an operating basis	10.04%	10.31%
Net interest margin	3.58%	3.82%

As noted in the chart below, when compared to the same period last year, noninterest income as a percentage of total revenue has grown from 24.94% to 25.95%, as management continues to focus on the importance of noninterest income in this prolonged low interest rate environment. On a linked quarter basis, the decrease in noninterest income as a percentage of total revenue is reflective of seasonally lower service fee related activity relative to the fourth quarter.

The increases in noninterest income for the first quarter of 2013 as compared to the first quarter of 2012 were driven by the following items:

•	Deposit account fees increased by 8.4% to $4.2 million in the first quarter of 2013, from $3.9 million in the first quarter of March 2012, mainly due to increased overdraft fees and the impact of the Central acquisition.

•	Mortgage banking income is up $951,000, reflective of strong mortgage originations and refinancing activity due to the low rate environment.

•	Investment management income also increased by $321,000 as assets under management has steadily climbed to $2.3 billion at March 31, 2013.

Noninterest expense for the first quarter of 2013 as compared to the first quarter of 2012 increased by 14.9% to $42.9 million. Excluding the impact of merger and acquisition expenses and severance expenses related to the outsourcing of certain mortgage operations, the increase is 10.4%, reflective of increases in the Company's salary and benefit expenses, significant occupancy and equipment expenses from winter related costs, and timing of advertising and marketing campaigns. The increases in noninterest income and noninterest expense are inclusive of the impact of the Central acquisition which closed in the fourth quarter of 2013.

The net interest margin for the quarter decreased to 3.58%, down 10 basis points from the prior quarter. Although a decrease in the net interest margin is anticipated due to the prolonged low rate environment, the more significant change from the prior quarter was primarily a function of the accelerated recognition of fair value discounts from payoffs of acquired loans in the prior quarter. Excluding this impact, the more normalized decrease in net interest margin is 4 basis points. Countering the pressure from this interest rate environment, the Company was successful in growing its commercial loan portfolio by $38.4 million during the first quarter of 2013, or 5.1% on an annualized basis, and its pipeline of new originations is steadily rebuilding following the high level of closings experienced during the fourth quarter of 2012. The Company has focused on maintaining a relatively stable net interest margin while positioning itself to take advantage of future rate increases.

The below chart reflects the estimated impact on the Company's net interest income, assuming a static balance sheet under the following four gradual (12 to 24 month) shifts in interest rates:

1.Down 100 basis points over 12 months (parallel yield curve shift)
2.Up 200 basis points over 12 months (parallel yield curve shift)
3.Up 400 basis points over 24 months (parallel yield curve shift)

4.	Flat up 500 basis points over 12 months (asymmetrical yield curve shift with short-term rates rising 500 basis points and overall flatting of the yield curve)

Management's approach to balance sheet strategy and the net interest margin continues to emphasize:

•	Growth in commercial and home equity lending (see graph below).

• Funding by core deposits (see graph below).

•	Disciplined asset quality.

•	Structure asset generation with a keen view toward interest-rate sensitivity.
• Avoid security purchases in this low rate environment.

Asset quality remains strong, as the provision for loan losses was $1.3 million for the first quarter of 2013 compared to $1.6 million in the first quarter of 2012. For the first quarter of 2013, net charge-offs decreased to $1.2 million, or 0.11% on an annualized basis of average loans, as compared to $1.5 million, or 0.16% annualized, for the first quarter of 2012. The allowance for loan losses as a percentage of loans was 1.16% and 1.15% as of March 31, 2013 and December 31, 2012, respectively. Nonperforming loans increased by $4.3 million to $33.1 million, or 0.74% of total loans at March 31, 2013, from $28.8 million, or 0.64% of total loans at December 31, 2012. Nonperforming assets increased to $46.8 million at the end of the first quarter compared to $42.4 million in the linked quarter. Delinquency as a percentage of loans increased to 1.05% at March 31, 2013 compared to 0.82% at December 31, 2012.
2013 Outlook

Despite the industry challenges of a modestly improving economy, increased competition, continued pressure on the net interest margin and increased regulatory and compliance requirements, management anticipates that the continuation of its strategy to grow solid core banking relationships with existing customers, while continually adding new relationships in the attractive markets of Eastern Massachusetts and Rhode Island, will allow for an increase in diluted earnings per share for 2013 to a range of $2.28 to $2.38, on an operating basis.
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
The following tables summarizes the impact of noncore items recorded for the time periods indicated below and reconciles them in accordance with GAAP:

	Three Months Ended March 31
	Net Income Available to Common Shareholders		Diluted Earnings Per Share
	2013	2012	2013	2012
	(Dollars in thousands)
As reported (GAAP)
Net income available to common shareholders (GAAP)	$12,252	$12,183	0.54	0.56
Non-GAAP measures
Noninterest expense components
Merger and acquisition expenses, net of tax	856	—	0.04	—
Severance, net of tax	192	—	—	—
Total impact of noncore items	1,048	—	0.04	—
As adjusted (NON-GAAP)	$13,300	$12,183	0.58	0.56

The following table summarizes the impact of noncore items on the calculation of the Company's efficiency ratio for the periods indicated:

	Three Months Ended March 31
	2013	2012
	(Dollars in thousands)
Noninterest expense (GAAP)	$42,920	$37,358	(a)
Merger & acquisition	(1,345)	—
Severance	(325)	—
Noninterest expense on an operating basis	$41,250	$37,358	(b)

Noninterest income (GAAP)	$15,724	$13,909	(c)
Noninterest income on an operating basis	$15,724	$13,909	(d)

Net interest income	$44,862	$41,853	(e)

Total revenue (GAAP)	$60,586	$55,762	(c+e)
Total operating revenue	$60,586	$55,762	(d+e)

Ratios:
Efficiency ratio (GAAP)	70.84%	67.00%	(a/(c+e))
Operating efficiency ratio	68.09%	67.00%	(b/(d+e))
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
There have been no material changes in critical accounting policies during the first three months of 2013. Please refer to the 2012 Form 10-K for a complete listing of critical accounting policies.

FINANCIAL POSITION
Securities Portfolio The Company’s securities portfolio consists of securities available for sale and securities which management intends to hold until maturity. Securities increased by $37.2 million, or 7.3%, at March 31, 2013 as compared to December 31, 2012 due to purchases of $79.6 million, used to strengthen balance sheet liquidity and meet collateral needs, partly offset by principal paydowns. The ratio of securities to total assets as of March 31, 2013 was 9.5%, compared to 8.8% at December 31, 2012.
The Company continually reviews investment securities for the presence of other-than-temporary impairment (“OTTI”). Further analysis of the Company’s OTTI can be found in Note 3 “Securities” within Notes to Consolidated Financial Statements included in Item 1 hereof.

Residential Mortgage Loan Sales The Company’s primary loan sale activity arises from the sale of government sponsored enterprise eligible residential mortgage loans to other financial institutions. During 2013 and 2012, the Bank originated residential loans with the intention of selling them in the secondary market. Loans may be sold with servicing rights released or with servicing rights retained. A mortgage servicing asset is recognized when a loan is sold with servicing rights retained. During the three months ended March 31, 2013 and March 31, 2012 the Company sold $103.8 million and $63.1 million of mortgage loans. The majority of these loans are sold with servicing rights released.
When a loan is sold, the Company enters into agreements that contain representations and warranties about the characteristics of the loans sold and their origination. The Company may be required to either repurchase mortgage loans or to indemnify the purchaser from losses if representations and warranties are breached. During the three months ended March 31, 2013 and 2012 the Company incurred an immaterial amount of losses on loans that were agreed to be repurchased. The Company has not at this time established a reserve for loan repurchases as it believes future material losses are not probable.
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

Loan Portfolio Management continues to focus on growth in the commercial and home equity lending categories, while placing less emphasis on the other lending categories. Management believes this emphasis is prudent, given the prevailing interest rate and economic environment, as well as strategic priorities. At March 31, 2013, the Bank’s loan portfolio remained relatively flat at $4.5 billion. Loan growth in the commercial portfolio of $38.4 million, or 5.1% on an annualized basis, slowed as anticipated, as the pipeline of new originations rebuilds after the high level of closings experienced during the fourth quarter. Offsetting the growth in commercial, the residential portfolio decreased by $57.5 million, or 38.0% on an annualized basis, due to continued prepayments and the majority of new production being sold into the secondary market.

The Bank’s commercial and industrial portfolio has shown growth of 2.2% for the three months ended March 31, 2013 as compared to December 31, 2012. This portfolio is well-diversified with loans to various types of industries. The following pie chart shows the diversification of the commercial and industrial portfolio as of March 31, 2013:

(Dollars in thousands)
Average loan size	$203
Largest individual commercial and industrial loan	$14,668
Commercial and industrial nonperforming loans/commercial and industrial loans	0.45%
The Bank’s commercial real estate portfolio, inclusive of commercial construction, is the Bank’s largest loan type concentration. This portfolio is also well-diversified with loans secured by a variety of property types, such as owner-occupied and nonowner-occupied commercial, retail, office, industrial, warehouse, industrial development bonds, and other special purpose properties, such as hotels, motels, nursing homes, restaurants, churches, recreational facilities, marinas, and golf courses. Commercial real estate also includes loans secured by certain residential-related property types including multi-family apartment buildings, residential development tracts and condominiums. The following pie chart shows the diversification of the commercial real estate portfolio as of March 31, 2013:

(Dollars in thousands)
Average loan size	$708
Largest individual commercial real estate mortgage	$18,000
Commercial real estate nonperforming loans/commercial real estate loans	0.44%
Owner occupied commercial real estate loans/commercial real estate loans	18.7%

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
Purchased Credit Impaired Loans    Purchased Credit Impaired (“PCI”) loans are acquired loans which had evidence of deterioration in credit quality since origination and for which it is probable that all contractually required payments will not be collected. The PCI loans are recorded at fair value without any carryover of the allowance for loan losses. The excess cash flows expected to be collected over the carrying amount of the loans, referred to as the "accretable yield", is accreted into interest income over the life of the loans using the effective yield method. Accordingly, PCI loans are not subject to classification as nonaccrual in the same manner as originated loans, rather they are generally considered to be accruing loans because their interest income recognized relates to the accretable yield and not to contractual interest payments. The carrying amount of these purchased credit impaired loans was $30.0 million as of March 31, 2013 as compared to $32.1 million as of December 31, 2012. See Note 4, "Loans, Allowance for Loan Losses and Credit Quality" within Notes to Consolidated Financial Statements included in Item 1 hereof for more information.
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
Other assets in possession primarily consist of foreclosed assets and other nonreal-estate assets deemed to be in control of the Company.

The following table sets forth information regarding nonperforming assets held by the Bank at the dates indicated:
Table 1—Nonperforming Assets

	March 31, 2013	December 31, 2012	March 31, 2012
	(Dollars in thousands)
Loans Accounted for on a nonaccrual basis
Commercial and industrial	$3,188	$2,666	$2,429
Commercial real estate	9,355	6,574	15,015
Small business	680	570	544
Residential real estate	11,950	11,472	10,465
Home equity	7,687	7,311	2,773
Other consumer	201	121	370
Total (1)	$33,061	$28,714	$31,596
Loans past due 90 days or more but still accruing
Other consumer	30	52	50
Total	$30	$52	$50
Total nonperforming loans	$33,091	$28,766	$31,646
Nonaccrual securities (2)	1,903	1,511	1,400
Other assets in possession	176	176	91
Other real estate owned	11,645	11,974	7,599
Total nonperforming assets	$46,815	$42,427	$40,736
Nonperforming loans as a percent of gross loans	0.74%	0.64%	0.82%
Nonperforming assets as a percent of total assets	0.82%	0.74%	0.82%

(1)	Inclusive of TDRs on nonaccrual of $8.7 million, $6.6 million, and $9.2 million, at March 31, 2013, December 31, 2012, and March 31, 2012, respectively.

(2)	Amounts represent the fair value of nonaccrual securities. The Company has six nonaccrual securities at March 31, 2013, December 31, 2012, and March 31, 2012.

The following table shows the roll-forward of nonperforming assets for the periods indicated:
Table 2—Activity in Nonperforming Assets

	Three Months Ended		Three Months Ended
	March 31, 2013		March 31, 2012
	(Dollars in thousands)
Nonperforming assets beginning balance		$42,427		$37,149
New to nonperforming		10,243		8,803
Loans charged-off		(1,574)		(1,944)
Loans paid-off		(2,402)		(1,172)
Loans transferred to other real estate owned and foreclosed assets		(771)		(1,503)
Loans restored to accrual status		(1,096)		(1,870)
Change to other real estate owned
New to other real estate owned	$771		$1,503
Valuation write down	(486)		—
Sale of Other Real Estate Owned	(918)		(1,587)
Development of other real estate owned	304		1,024
Total change to other real estate owned	(329)	(329)	940	940
Change in fair value on nonaccrual securities		392		128
Other		(75)		205
Nonperforming assets ending balance		$46,815		$40,736

The following table sets forth information regarding troubled debt restructured loans as of the dates indicated:
Table 3—Troubled Debt Restructurings

	March 31, 2013	December 31, 2012
	(Dollars in thousands)
Performing troubled debt restructurings	$41,682	$46,764
Nonaccrual troubled debt restructurings	8,748	6,554
Total	$50,430	$53,318
Performing troubled debt restructurings as a % of total loans	0.93%	1.03%
Nonaccrual troubled debt restructurings as a % of total loans	0.19%	0.15%
Total troubled debt restructurings as a % of total loans	1.12%	1.18%

The following table shows the roll-forward of TDRs for the periods indicated:
Table 4—Activity in Troubled Debt Restructurings

	Three Months Ended March 31, 2013	Twelve Months Ended December 31, 2012
	(Dollars in thousands)
TDRs beginning balance	$53,318	$46,381
New to TDR status	1,485	8,350
Court ordered concessions (1)	—	5,143
Paydowns	(4,084)	(6,080)
Charge-offs	(289)	(476)
TDRs ending balance	$50,430	$53,318
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

Income accruals are suspended on all nonaccrual loans and all previously accrued and uncollected interest is reversed against current income. The table below shows interest income that was recognized or collected on all nonaccrual loans and performing TDRs as of the dates indicated:
Table 5 - Interest Income Recognized/Collected on
Nonaccrual Loans and Troubled Debt Restructurings

	Three Months Ended March 31
	2013	2012
	(Dollars in thousands)
Interest income that would have been recognized if nonaccruing loans had been performing	$489	$541
Interest income recognized on TDRs still accruing	$647	$542
Interest collected on these nonaccrual and TDRs and included in interest income	$620	$624
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
At March 31, 2013, impaired loans included all commercial and industrial loans, commercial real estate loans, commercial construction, and small business loans that are on nonaccrual status, TDRs, and other loans that have been categorized as impaired. Total impaired loans at March 31, 2013 and December 31, 2012 were $65.5 million and $66.7 million, respectively. For additional information regarding the Bank’s asset quality, including delinquent loans, nonaccruals, TDRs, and impaired loans, see Note 4,

“Loans, Allowance for Loan Losses, and Credit Quality” within Notes to Consolidated Financial Statements included in Item 1 hereof.

Potential problem loans are any loans which are not included in nonaccrual or nonperforming loans, where known information about possible credit problems of the borrowers causes management to have concerns as to the ability of such borrowers to comply with present loan repayment terms. The table below shows the potential problem commercial loans at the time periods indicated:
Table 6 - Potential Problem Commercial Loans

	March 31, 2013	December 31, 2012
	(Dollars in thousands)
Number of loan relationships	64	70
Aggregate outstanding balance	$92,378	$110,624
At March 31, 2013, these potential problem loans continued to perform with respect to payments. Management actively monitors these loans and strives to minimize any possible adverse impact to the Bank.
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

The following table summarizes changes in the allowance for loan losses and other selected statistics for the periods presented:
Table 7—Summary of Changes in the Allowance for Loan Losses

	Three Months Ended
	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
	(Dollars in thousands)
Average loans	$4,495,804	$4,303,254	$4,008,238	$3,947,785	$3,827,187
Allowance for loan losses, beginning of period	$51,834	$49,746	$48,403	$48,340	$48,260
Charged-off loans
Commercial and industrial	423	202	1,267	4,707	15
Commercial real estate	407	990	621	2,133	604
Commercial construction	—	—	—	—	—
Small business	145	212	98	136	170
Residential real estate	61	653	227	105	109
Home equity	277	672	365	1,391	750
Other consumer	261	325	247	296	297
Total charged-off loans	1,574	3,054	2,825	8,768	1,945
Recoveries on loans previously charged-off
Commercial and industrial	136	528	122	113	200
Commercial real estate	—	—	188	—	—
Commercial construction	—	—	—	—	—
Small business	39	15	21	46	52
Residential real estate	—	72	79	—	—
Home equity	21	26	36	18	13
Other consumer	150	151	116	154	160
Total recoveries	346	792	562	331	425
Net loans Charged-off
Commercial and industrial	287	(326)	1,145	4,594	(185)
Commercial real estate	407	990	433	2,133	604
Commercial construction	—	—	—	—	—
Small business	106	197	77	90	118
Residential real estate	61	581	148	105	109
Home equity	256	646	329	1,373	737
Other consumer	111	174	131	142	137
Total net loans charged-off	1,228	2,262	2,263	8,437	1,520
Provision for loan losses	1,300	4,350	3,606	8,500	1,600
Total allowances for loan losses end of period	$51,906	$51,834	$49,746	$48,403	$48,340
Net loans charged-off as a percent of average total loans (annualized)	0.11%	0.21%	0.22%	0.86%	0.16%
Total allowance for loan losses as a percent of total loans	1.16%	1.15%	1.23%	1.22%	1.25%
Total allowance for loan losses as a percent of nonperforming loans	156.86%	180.19%	160.05%	154.53%	152.75%
Net loans charged-off as a percent of allowance for loan losses (annualized)	9.59%	17.36%	18.10%	70.11%	12.65%
Recoveries as a percent of charge-offs	21.98%	25.93%	19.89%	3.78%	21.85%

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

The following table sets forth the allocation of the allowance for loan losses by loan category at the dates indicated:
Table 8—Summary of Allocation of Allowance for Loan Losses

	March 31, 2013		December 31, 2012
	Allowance Amount	Percent of Loans In Category To Total Loans	Allowance Amount	Percent of Loans In Category To Total Loans
	(Dollars in thousands)
Commercial and industrial	$13,443	15.7%	$13,461	15.2%
Commercial real estate	22,569	47.3%	22,598	46.9%
Commercial construction	3,139	4.7%	2,811	4.2%
Small business	1,244	1.7%	1,524	1.7%
Residential real estate	3,048	12.4%	2,930	13.6%
Home equity	7,716	17.7%	7,703	17.8%
Other consumer	747	0.5%	807	0.6%
Total allowance for loan losses	$51,906	100.0%	$51,834	100.0%
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
Federal Home Loan Bank Stock The Bank held an investment in Federal Home Loan Bank (“FHLB”) of Boston of $38.7 million and $41.8 million at March 31, 2013 and December 31, 2012, respectively. The FHLB is a cooperative that provides services to its member banking institutions. The primary reason for the FHLB of Boston membership is to gain access to a reliable source of wholesale funding, particularly term funding, as a tool to manage interest rate risk. The purchase of stock in the FHLB is a requirement for a member to gain access to funding. The Company purchases FHLB stock proportional to the volume of funding received and views the purchases as a necessary long-term investment for the purposes of balance sheet liquidity and not for investment return.
Goodwill and Identifiable Intangible Assets Goodwill and identifiable intangible assets were $161.6 million and $162.1 million at March 31, 2013 and December 31, 2012, respectively.
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
Cash Surrender Value of Life Insurance Policies The Bank holds life insurance policies for the purpose of offsetting its future obligations to its employees under its retirement and benefits plans. The cash surrender value of life insurance policies was $98.1 million and $97.3 million at March 31, 2013 and December 31, 2012, respectively. The Bank recorded tax exempt income from the life insurance policies of $746,000 and $713,000 for the three months ended March 31, 2013 and March 31, 2012, respectively.
Deposits As of March 31, 2013, deposits remained steady at $4.6 billion when compared to December 31, 2012, with core deposits representing 82.9% of total deposits. Total cost of deposits was 0.24% for the quarter, reflecting management's continued emphasis on core deposits and profitable relationships.
The Bank also participates in the Certificate of Deposit Registry Service (“CDARS”) program, allowing the Bank to provide easy access to multi-million dollar FDIC deposit insurance protection on certificate of deposits investments for consumers, businesses and public entities. The economic downturn and subsequent flight to safety makes CDARS an attractive product for customers. In addition, the Bank may occasionally raise funds through brokered certificates of deposit. This channel allows the Bank to seek additional funding in potentially large quantities by attracting deposits from outside the Bank’s core market. At March 31, 2013 and December 31, 2012, the Company had $119.2 million and $96.0 million, respectively, of brokered deposits of which $95.4 million and $72.2 million, respectively, were CDARS.
Borrowings The Company’s borrowings consist of both short-term and long-term borrowings and provide the Bank with one of its primary sources of funding. The borrowings also serve the Bank by providing a contingent source of liquidity.

The Company’s borrowings consisted of the following as of the periods indicated:
Table 9—Borrowings

	March 31, 2013	December 31, 2012
	(Dollars in thousands)
Short-term borrowings - one year and under
Federal Home Loan Bank and other borrowings (1)	$159,359	$175,245
Customer repurchase agreements	129,618	153,359
Total short-term borrowings	$288,977	$328,604
Long-term borrowings - over one year
Federal Home Loan Bank borrowings	$107,732	$108,324
Wholesale repurchase agreements	50,000	50,000
Junior subordinated debentures:
Capital Trust V	51,547	51,547
Slades Ferry Trust I	10,310	10,310
Central Trust I	5,258	5,258
Central Trust II	6,958	7,012
Subordinated debentures	30,000	30,000
Total long-term borrowings	$261,805	$262,451
Total borrowings	$550,782	$591,055
(1) Includes a $5.0 million and $12.0 million, respectively, at March 31, 2013 and December 31, 2012, Parent Company outstanding lien of credit with a variable rate of LIBOR plus 1.60%.

As of March 31, 2013 and December 31, 2012, the Bank had $2.8 billion and $3.0 billion, respectively, of assets pledged as collateral against borrowings. These assets are primarily pledged to the FHLB of Boston and the Federal Reserve Bank of Boston. Another primary source of funds for the Company is customer repurchase agreements.

Capital Resources On March 21, 2013, the Company’s Board of Directors declared a cash dividend of $0.22 per share to stockholders of record as of the close of business on April 1, 2013. This dividend was paid on April 12, 2013.
The Federal Reserve, the FDIC, and other regulatory agencies have established capital guidelines for banks and bank holding companies. Risk-based capital guidelines issued by the federal regulatory agencies require banks to meet a minimum Tier 1 risk-based capital ratio of 4.0% and a total risk-based capital ratio of 8.0%. A minimum requirement of 4.0% Tier 1 leverage capital is also mandated. At March 31, 2013, the Company and the Bank exceeded the minimum requirements for Tier 1 risk-based, total risk-based capital, and Tier 1 leverage capital.

The Company’s and the Bank’s actual capital amounts and ratios are also presented in the following table:
Table 10—Company and Bank's Capital Amounts and Ratios

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	March 31, 2013
	(Dollars in thousands)
Company (consolidated)
Total capital (to risk weighted assets)	$550,225	12.43%	354,009	≥	8.00%	N/A		N/A
Tier 1 capital (to risk weighted assets)	467,515	10.57%	177,005	≥	4.00%	N/A		N/A
Tier 1 capital (to average assets)	467,515	8.51%	219,750	≥	4.00%	N/A		N/A
Bank
Total capital (to risk weighted assets)	$541,522	12.24%	$353,862	≥	8.00%	$442,327	≥	10.00%
Tier 1 capital (to risk weighted assets)	458,812	10.37%	176,931	≥	4.00%	265,396	≥	6.00%
Tier 1 capital (to average assets)	458,812	8.35%	219,808	≥	4.00%	274,760	≥	5.00%
	December 31, 2012
	(Dollars in thousands)
Company (consolidated)
Total capital (to risk weighted assets)	$541,119	12.23%	$354,086	≥	8.00%	N/A		N/A
Tier 1 capital (to risk weighted assets)	458,638	10.36%	177,043	≥	4.00%	N/A		N/A
Tier 1 capital (to average assets)	458,638	8.65%	212,015	≥	4.00%	N/A		N/A
Bank
Total capital (to risk weighted assets)	$534,182	12.07%	$353,965	≥	8.00%	$442,456	≥	10.00%
Tier 1 capital (to risk weighted assets)	451,701	10.21%	176,983	≥	4.00%	265,474	≥	6.00%
Tier 1 capital (to average assets)	451,701	8.52%	212,074	≥	4.00%	265,093	≥	5.00%

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
Investment Management As of March 31, 2013, the Rockland Trust Investment Management Group had assets under administration of $2.3 billion, representing approximately 4,142 trust, fiduciary, and agency accounts. At December 31, 2012, assets under administration were $2.2 billion, representing approximately 4,051 trust, fiduciary, and agency accounts. Included in these amounts as of March 31, 2013 and December 31, 2012 are assets under administration of $159.3 million and $139.8 million, respectively, relating to the Company’s registered investment advisor, Bright Rock Capital Management, LLC, which provides institutional quality investment management services to institutional and high net worth clients. Revenue from the Investment Management Group amounted to $3.5 million and $3.1 million for the three months ended March 31, 2013, and March 31, 2012, respectively.
Additionally, for the three months ended March 31, 2013 and March 31, 2012 , retail investments and insurance revenue was $348,000 and $430,000 respectively. Retail investments and insurance includes revenue from LPL Financial and its affiliates, LPL Insurance Associates, Inc., Savings Bank Life Insurance of Massachusetts, and Smith Companies LTD, a division of Capitas Financial, LLC.

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
Table 11—Closed Residential Real Estate Loans

	Three Months Ended March 31
	2013	2012
	(Dollars in thousands)
Held in portfolio	$4,038	$13,105
Sold/held for sale in secondary market	94,083	65,653
Total closed loans	$98,121	$78,758

Included in the mortgage banking income results is the impact of the Bank’s mortgage servicing assets. Servicing assets are recognized as separate assets when rights are acquired through sale of loans with servicing rights retained. The principal balance of loans serviced by the Bank on behalf of investors amounted to $206.7 million at March 31, 2013 and $198.8 million at December 31, 2012. Upon sale, the mortgage servicing asset is established, which represents the then current estimated fair value based on market prices for comparable mortgage servicing contracts, when available, or alternatively is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. Impairment is determined by stratifying the rights based on predominant characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance, to the extent that fair value is less than the capitalized amount. If the Company later determines that all or a portion of the impairment no longer exists, a reduction of the allowance may be recorded as an increase to income. Servicing rights are recorded in other assets in the consolidated balance sheets, are amortized in proportion to and over the period of estimated net servicing income, and are assessed for impairment based on fair value at each reporting date. The following table shows the adjusted cost of the servicing rights associated with these loans and the changes for the periods indicated:

Table 12—Mortgage Servicing Asset

	Three Months Ended March 31
	2013	2012
	(Dollars in thousands)
Balance at beginning of period	$899	$1,098
Additions	177	29
Amortization	(124)	(124)
Change in valuation allowance	62	31
Balance at end of period *	$1,014	$1,034
* Fair value of the mortgage servicing asset is $1, 016 and $1,034 as of March 31, 2013 and 2012, respectively.

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
The following table provides a summary of results of operations:
Table 13—Summary of Results of Operations

	Three Months Ended March 31
	2013	2012
	(Dollars in thousands)
Net Income	$12,252	$12,183
Diluted earnings per share	$0.54	$0.56
Return on average assets	0.88%	1.00%
Return on average equity	9.25%	10.31%
Stockholders’ equity as % of assets	9.40%	9.60%
Net Interest Income The amount of net interest income is affected by changes in interest rates and by the volume and mix of interest earning assets and interest bearing liabilities.
On a fully tax equivalent basis, net interest income for the first quarter of 2013 increased $3.0 million, or 7.0%, to $45.1 million, when compared to the first quarter of 2012. The Company’s net interest margin was 3.58% for the quarter ended March 31, 2013 as compared to 3.82% for the quarter ended March 31, 2012. The Company’s interest rate spread was 3.42% and 3.65% for the first quarters of 2013 and 2012, respectively. The decline in the net interest margin is primarily the result of assets re-pricing in a lower rate environment without the ability to fully offset this impact through further reductions in funding costs and was also impacted by the absorption of Central's structurally lower margin.

The following tables present the Company’s daily average balances, net interest income, interest rate spread, and net interest margin for the three months ending March 31, 2013 and 2012. For purposes of the table and the following discussion, income from interest-earning assets and net interest income are presented on a fully-taxable equivalent basis by adjusting income and yields earned on tax-exempt interest received on securities and loans, to make them equivalent to income and yields on fully-taxable earning assets. The fully-taxable equivalent was calculated using the blended federal and state statutory tax rate.

Table 14—Average Balance, Interest Earned/Paid & Average Yields

	Three Months Ended March 31
	2013			2012
	Average Balance	Interest Earned/ Paid	Yield/ Rate	Average Balance	Interest Earned/ Paid	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets
Interest earning deposits with banks, federal funds sold, and short term investments	$53,149	$34	0.26%	$53,228	$33	0.25%
Securities
Trading assets	—	—	—%	5,490	38	2.78%
Taxable investment securities	523,550	3,529	2.73%	530,323	4,489	3.40%
Nontaxable investment securities (1)	916	18	7.97%	2,493	49	7.91%
Total securities	524,466	3,547	2.74%	538,306	4,576	3.42%
Loans held for sale	41,890	268	2.59%	17,189	130	3.04%
Loans (2)
Commercial and industrial	693,284	6,838	4.00%	579,087	5,901	4.10%
Commercial real estate (1)	2,121,824	23,729	4.54%	1,848,121	22,734	4.95%
Commercial construction	199,303	2,016	4.10%	142,729	1,543	4.35%
Small business	77,688	1,060	5.53%	78,706	1,137	5.81%
Total commercial	3,092,099	33,643	4.41%	2,648,643	31,315	4.76%
Residential real estate	572,715	5,837	4.13%	410,604	4,466	4.37%
Residential construction	7,902	81	4.16%	11,622	130	4.50%
Home equity	797,204	7,094	3.61%	717,620	6,660	3.73%
Total consumer real estate	1,377,821	13,012	3.83%	1,139,846	11,256	3.97%
Other consumer	25,884	561	8.79%	38,698	771	8.01%
Total loans	4,495,804	47,216	4.26%	3,827,187	43,342	4.55%
Total interest-earning assets	$5,115,309	$51,065	4.05%	$4,435,910	$48,081	4.36%
Cash and due from banks	68,653			58,226
Federal Home Loan Bank stock	41,045			35,275
Other assets	420,470			367,401
Total assets	$5,645,477			$4,896,812
Interest-bearing liabilities
Deposits
Savings and interest checking accounts	$1,612,395	$707	0.18%	$1,424,455	$697	0.20%
Money market	868,405	578	0.27%	769,891	639	0.33%
Time deposits	758,504	1,380	0.74%	626,478	1,403	0.90%
Total interest-bearing deposits	$3,239,304	$2,665	0.33%	$2,820,824	$2,739	0.39%
Borrowings
Federal Home Loan Bank and other borrowings	$279,258	$1,420	2.06%	$226,365	$1,344	2.39%
Wholesale repurchase agreements	50,000	286	2.32%	50,000	289	2.32%

Customer repurchase agreements	147,966	49	0.13%	158,489	110	0.28%
Junior subordinated debentures	74,104	999	5.47%	61,857	920	5.98%
Subordinated debentures	30,000	539	7.29%	30,000	541	7.25%
Total borrowings	$581,328	$3,293	2.30%	$526,711	$3,204	2.45%
Total interest-bearing liabilities	$3,820,632	$5,958	0.63%	$3,347,535	$5,943	0.71%
Demand deposits	1,200,810			985,455
Other liabilities	86,769			88,598
Total liabilities	$5,108,211			$4,421,588
Stockholders' equity	537,266			475,224
Total liabilities and stockholders' equity	$5,645,477			$4,896,812
Net interest income (1)		$45,107			$42,138
Interest rate spread (3)			3.42%			3.65%
Net interest margin (4)			3.58%			3.82%
Supplemental information
Total deposits, including demand deposits	$4,440,114	$2,665		$3,806,279	$2,739
Cost of total deposits			0.24%			0.29%
Total funding liabilities, including demand deposits	$5,021,442	$5,958		$4,332,990	$5,943
Cost of total funding liabilities			0.48%			0.55%

(1)
The total amount of adjustment to present interest income and yield on a fully tax-equivalent basis is $245,000 and $285,000 for the three months ended March 31, 2013 and 2012, respectively. The FTE adjustment relating to nontaxable investment securities is $7,000 and $20,000, and relating to nontaxable industrial development bonds recorded within commercial real estate is $238,000 and $265,000, for the three months ended March 31, 2013 and 2012, respectively.

(2)	Average nonaccruing loans are included in loans.

(3)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(4)	Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.

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

Table 15—Volume Rate Analysis

	Three Months Ended March 31
	2013 Compared To 2012			2012 Compared To 2011
	Change Due to Rate (1)	Change Due to Volume	Total Change	Change Due to Rate (1)	Change Due to Volume	Total Change
	(Dollars in thousands)
Income on interest-earning assets
Interest earning deposit, federal funds sold and short term investments	$1	$—	$1	$—	$16	$16
Securities
Trading assets	—	(38)	(38)	(5)	(20)	(25)
Taxable securities	(903)	(57)	(960)	(572)	(369)	(941)
Nontaxable securities (2)	—	(31)	(31)	2	(144)	(142)
Total securities			(1,029)			(1,108)
Loans held for sale	(49)	187	138	(14)	25	11
Loans
Commercial and industrial	(227)	1,164	937	(352)	852	500
Commercial real estate (2)	(2,372)	3,367	995	(1,774)	1,311	(463)
Commercial construction	(139)	612	473	(87)	220	133
Small business	(62)	(15)	(77)	(19)	(23)	(42)
Total commercial			2,328			128
Residential real estate	(392)	1,763	1,371	(269)	(664)	(933)
Residential construction	(7)	(42)	(49)	(8)	94	86
Home equity	(305)	739	434	(46)	1,084	1,038
Total consumer real estate			1,756			191
Other consumer	45	(255)	(210)	29	(487)	(458)
Total loans (2)(3)			3,874			(139)
Total income of interest-earning assets			2,984			(1,220)
Expense of interest-bearing liabilities
Deposits
Savings and interest checking accounts	$(82)	$92	$10	$(143)	$80	$(63)
Money market	(143)	82	(61)	(196)	50	(146)
Time certificates of deposits	(319)	296	(23)	(403)	(134)	(537)
Total interest bearing deposits			(74)			(746)
Borrowings
Federal Home Loan Bank and other borrowings	(238)	314	76	66	(632)	(566)
Wholesale repurchase agreements	(3)	—	(3)	(230)	—	(230)
Customer repurchase agreements	(54)	(7)	(61)	(53)	31	(22)
Junior subordinated debentures	(103)	182	79	16	—	16
Subordinated debt	(2)	—	(2)	6	—	6
Total borrowings			89			(796)
Total expense of interest-bearing liabilities			15			(1,542)
Change in net interest income			$2,969			$322

(1)
The changes for each category of interest income and expense are divided between the portion of change attributable to the variance in volume and the portion of the change attributable to the variances in rate for that category. The unallocated change in rate or volume variance has been allocated to the rate variances.

(2)
The total amount of adjustment to present interest income and yield on a fully tax-equivalent basis is $245,000 and $285,000 for the three months ended March 31, 2013 and 2012, respectively. The FTE adjustment relating to nontaxable investment securities is $7,000 and $20,000, and relating to nontaxable industrial development bonds recorded within commercial real estate is $238,000 and $265,000, for the three months ended March 31, 2013 and 2012, respectively.

(3)	Loans include portfolio loans and nonaccrual loans, however unpaid interest on nonaccrual loans has not been included for purposes of determining interest income.
Provision For Loan Losses The provision for loan losses represents the charge to expense that is required to maintain an adequate level of allowance for loan losses. The provision for loan losses totaled $1.3 million for the three months ended March 31, 2013, compared with $1.6 million for the comparable year-ago period. The Company’s allowance for loan losses, as a percentage of total loans, was 1.16% at March 31, 2013, as compared to 1.15% at December 31, 2012. For the three months ended March 31, 2013, net loan charge-offs totaled $1.2 million, a decrease of $292,000 from the year ago comparative period.

The decrease in the amount of the provision for loan losses is the result of shifts in the composition of loan portfolio mix, as certain portfolios require different levels of allowance allocation based upon the risks associated with each portfolio, and portfolio growth of outstanding balances.
Regional and local general economic conditions continued to show improvement during the first quarter of 2013, as measured in terms of employment levels, statewide economic activity, and other regional economic indicators. Local residential real estate market fundamentals continued to improve during the first quarter of 2013 characterized by a higher level of home sales, lower inventory levels, and higher prices compared to the same period in 2012. Additionally, foreclosure activity continued to decline during early 2013. Regional commercial real estate market conditions were mixed, with some areas experiencing improving vacancy, absorption, and leasing rates, while other sub-markets remained stagnant. Leading economic indicators signal continued economic improvement through the first part of 2013; however, economic uncertainty persists, both domestically and abroad.
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

Noninterest Income The following table sets forth information regarding noninterest income for the periods shown:
Table 16—Noninterest Income

	Three Months Ended
	March 31		Change
	2013	2012	Amount	%
	(Dollars in thousands)
Deposit account fees	4,217	3,889	328	8.43%
Interchange and ATM fees	2,328	2,368	(40)	(1.69)%
Investment management	3,884	3,563	321	9.01%
Mortgage banking	2,281	1,330	951	71.50%
Increase in cash surrender value of life insurance policies	746	713	33	4.63%
Loan level derivative income	532	328	204	62.20%
Other noninterest income	1,736	1,718	18	1.05%
Total	$15,724	$13,909	$1,815	13.05%
Noninterest income amounted to $15.7 million during the three months ended March 31, 2013, a $1.8 million, or 13.1%, increase from the same period in the prior year. The primary reasons for the variances in the noninterest income category shown in the preceding table are noted below:

Deposit account fees increased by $328,000, or 8.4%, mainly due to increased overdraft fees and the impact of the Central acquistion.
Investment management revenue increased by $321,000, or 9.0%. This increase is mainly due to an increase in assets under administration, which were $2.3 billion at March 31, 2013, an increase of $282.4 million, or 14.3%, as compared to the same period in the prior year. The increase is due to the general increases in the stock market and additional asset flows from new and existing clients.
Mortgage banking increased by $951,000, or 71.5%, reflective of strong mortgage originations and refinancing activity due to the low rate environment.
Loan level derivative activity income increased by $204,000, driven by increased activity by the Company's commercial customers.

Noninterest Expense The following table sets forth information regarding non-interest expense for the periods shown:
Table 17—Noninterest Expense

	Three Months Ended March 31		Change
	2013	2012	Amount	%
	(Dollars in thousands)
Salaries and employee benefits	$22,715	$21,436	$1,279	5.97%
Occupancy and equipment expense	5,249	4,300	949	22.07%
Merger and acquisition expense	1,345	—	1,345	100.00%
Data processing and facilities management	1,184	1,175	9	0.77%
Advertising	1,172	738	434	58.81%
FDIC Assessment	821	749	72	9.61%
Consulting expense	710	626	84	13.42%
Software maintenance	681	476	205	43.07%
Debit card expense	670	559	111	19.86%
Telecommunications	655	618	37	5.99%
Legal fees	503	647	(144)	(22.26)%
Other noninterest expenses	7,215	6,034	1,181	19.57%
Total	$42,920	$37,358	$5,562	14.89%

Noninterest expense increased by $5.6 million, or 14.9%, during the three months ended March 31, 2013, as compared to the same period in the prior year. The primary reasons for the variances in the noninterest expense category shown in the preceding table are noted below:
Salaries and employee benefits increased by $1.3 million, or 6.0%, attributable to salary merit increases and the inclusion of Central Bank's employee base following the previously announced acquisition of Central Bancorp, Inc., which closed in the fourth quarter of 2012.
Occupancy and equipment expense increased by $949,000, or 22.07%, partly due to the acquired Central facilities combined with an increase in winter related costs and utility expenses , following an unusually tough winter.
Advertising expense increased by $434,000, or 58.8% due to timing of new marketing campaigns.
Merger and acquisition expenses were $1.3 million for the first quarter relating to the Central acquisition.

Other noninterest expense increased by $1.2 million, or 19.6%, driven primarily by increases in OREO valuation write-off of $487,000, mortgage operations expense of $302,000 due to the outsourcing of certain functions, foreclosure expense of $206,000, and internet banking expense of $190,000 due to the Company's conversion to a new platform.

Income Taxes The tax effect of all income and expense transactions is recognized by the Company in each year’s consolidated statements of income, regardless of the year in which the transactions are reported for income tax purposes. The following table sets forth information regarding the Company’s tax provision and applicable tax rates for the periods indicated:
Table 18 - Tax Provision and Applicable Tax Rates

	Three Months Ended
	March 31
	2013	2012
	(Dollars in thousands)
Combined federal and state income tax provisions	$4,114	$4,621
Effective income tax rates	25.14%	27.50%
Blended federal and state statutory tax rate	40.85%	40.85%
The effective income tax rates are lower than the blended statutory tax rates, due to certain tax preference assets such as life insurance policies and tax exempt bonds as well as federal tax credits recognized, primarily in connection with the New Markets Tax Credit (“NMTC”) program.

As of March 31, 2013, the Company has been awarded a total of $191.0 million in tax credit allocation authority under the federal New Markets Tax Credit Program. Tax credits are eligible to be recognized over a seven year period totaling 39.0% of the total award, as capital is invested into a subsidiary which will lend to qualifying businesses in low income communities. The Company anticipates investing $44.6 million in 2013 which will bring the entire investment to $191.0 million by the end of 2013 and, accordingly, recognizing tax credits totaling $74.5 million. The following table details the tax credit recognition by year associated with this program:
Table 19—New Markets Tax Credit Recognition Schedule

Investment		Prior Years	2013	2014	2015	2016	2017	Thereafter	Total Credits
		(Dollars in thousands)
2004	$15.0 M	$5,850	$—	$—	$—	$—	$—	$—	$5,850
2005	15.0 M	5,850	—	—	—	—	—	—	5,850
2007	38.2 M	12,606	2,292	—	—	—	—	—	14,898
2008	6.8 M	1,836	408	408	—	—	—	—	2,652
2009	10.0 M	2,100	600	600	600	—	—	—	3,900
2010	40.0 M	6,000	2,400	2,400	2,400	2,400	—	—	15,600
2012	21.4 M	1,071	1,071	1,071	1,285	1,285	1,285	1,285	8,353
2013*	44.6 M	—	2,229	2,229	2,229	2,675	2,675	5,350	17,387
Total	191.0 M	$35,313	$9,000	$6,708	$6,514	$6,360	$3,960	$6,635	$74,490

* Amount anticipated to be invested in 2013.
Deferred tax assets generally represent items that can be used as a tax deduction or credit in future income tax returns, for which a financial statement tax benefit has already been recognized. The realization of the net deferred tax asset generally depends upon future levels of taxable income and the existence of prior years’ taxable income to which “carry-back” refund claims could be made. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. The effect of a change in enacted tax rates on the deferred tax assets is recognized in income in the period that includes the enactment date. The Company had no recorded tax valuation allowance as of March 31, 2013 and 2012.

Risk Management
The Company’s Board of Directors and Executive Management have identified significant risk categories which affect the Company. The risk categories include: credit risk, operations risk, compliance risk, reputation risk, strategic risk, market risk and liquidity risk. The Board of Directors has approved a Risk Management Policy that addresses each category of risk. The Chief Executive Officer, Chief Financial Officer, Chief Technology, Residential Lending and Operations Officer, Executive Vice President of Commercial Lending and other members of management provide regular reports to the Board of Directors, identifying key risk issues and plans to address these issues. The Board of Directors will ensure the level of risk is within limits established by both the Risk Management Policy and other previously approved policies.
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
The Company’s policy on interest-rate risk simulation specifies that for all "core" interest rate scenarios, estimated net interest income for the subsequent one-year period should not decline by more than 10%. The Company's core scenarios for March 31, 2013 included five instantaneous parallel shifts (“shock”) to market interest rates and four gradual (12 to 24 months) shifts in interest rates:

Table 20—Interest Rate Sensitivity

	March 31
	2013	2012
Parallel rate shocks (basis points)
-100	0.2%	(0.2)%
+100	4.2%	2.9%
+200	8.2%	6.1%
+300	12.2%	9.3%
+400	16.0%	12.5%

Gradual rate shifts (basis points)
-100 over 12 months	0.6%	0.5%
+200 over 12 months	3.5%	2.4%
+400 over 24 months	3.5%	2.4%
Flat +500 over 12 months	4.4%	2.9%

The Company's policy on interest rate risk simulation also specifies that estimated net interest income for the second year of all “core scenarios” should decline by less than 15.0%. The Company was within policy limits at March 31, 2013 and 2012. It should be emphasized, however, that the results are dependent on material assumptions such as those discussed above. For instance, asymmetrical rate behavior can have a material impact on the simulation results. If competition for deposits forced the Company to raise rates on those liabilities quicker than is assumed in the simulation analysis without a corresponding increase in asset yields, net interest income may be negatively impacted. Alternatively, if the Company is able to lag increases in deposit rates as loans re-price upward, net interest income would be positively impacted.
The most significant factors affecting market risk exposure of the Company’s net interest income during the three months ended March 31, 2013 were (i) the shape of the U.S. Government securities and interest rate swap yield curve, (ii) the level of U.S. prime interest rate and LIBOR rates, and (iii) the level of interest rates being offered on long-term fixed rate loans.
The Company manages the interest rate risk inherent in both its loan and borrowing portfolios by utilizing interest rate swap agreements and interest rate caps and floors. An interest rate swap is an agreement whereby one party agrees to pay a floating rate of interest on a notional principal amount in exchange for receiving a fixed rate of interest on the same notional amount for a predetermined period of time from a second party. Interest rate caps and floors are agreements whereby one party agrees to pay a floating rate of interest on a notional principal amount for a predetermined period of time to a second party if certain market interest rate thresholds are realized. The amounts relating to the notional principal amount are not actually exchanged. See Note 8, “Derivatives and Hedging Activities” within Notes to Consolidated Financial Statements included in Item 1 hereof for additional information regarding the Company’s Derivative Financial Instruments.
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
The Company’s earnings are not directly or materially impacted by movements in foreign currency rates or commodity prices. Movements in equity prices may have a modest impact on earnings by affecting the volume of activity or the amount of fees from investment-related business lines, as well as changes in the fair value of trading securities, if any. (See Note 3, “Securities” within the Notes to the Consolidated Financial Statements included in Item 1 hereof).

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
The Company actively manages its liquidity position under the direction of the Asset/ Liability Committee (ALCO). The Company’s primary measure of short-term liquidity is the Basic Surplus/Deficit as a percentage of assets. This ratio, which is an analysis of the relationship between liquid assets and short-term liabilities relative to total assets, was within policy limits at March 31, 2013. The Basic Surplus measure is affected primarily by changes in deposits, securities and short-term investments, loans and borrowings. An increase in deposits, without a corresponding increase in nonliquid assets, will improve the Basic Surplus measure, whereas, an increase in loans, with no increase in deposits, will decrease the measure. Other factors affecting the Basic Surplus measure include collateral requirements at the FHLB, changes in the securities portfolio, and the mix of deposits.
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

The table below shows current and unused liquidity capacity from various sources as of the dated indicated:
Table 21—Sources of Liquidity

	March 31, 2013			December 31, 2012
	Outstanding	Additional Borrowing Capacity		Outstanding	Additional Borrowing Capacity
	(Dollars in thousands)
Federal Home Loan Bank of Boston	$262,091	$625,568		$271,569	$661,922
Federal Reserve Bank of Boston	—	773,491		—	766,195
Unpledged Securities	—	161,406		—	114,953
Wholesale repurchase agreements	50,000	—	(1)	50,000	—	(1)
Customer repurchase agreements	129,618	—	(1)	153,359	—	(1)
Junior subordinated debentures	74,073	—	(1)	74,127	—	(1)
Subordinated debt	30,000	—	(1)	30,000	—	(1)
Parent Company line of credit	5,000	15,000		12,000	8,000
Brokered deposits (2)	119,231	—	(1)	96,033	—	(1)
	$670,013	1,575,465		$687,088	$1,551,070

(1)	The additional borrowing capacity has not been assessed for these categories.

(2)
Inclusive of $95.4 million and $72.2 million of brokered deposits acquired through participation in the Certificate of Deposit Account Registry Service program as of March 31, 2013 and December 31, 2012, respectively.

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
Off-Balance Sheet Arrangements There have been no material changes in off-balance sheet financial instruments during the three months ended March 31, 2013. Please refer to the 2012 Form 10-K for a complete table of contractual obligations, commitments, contingencies and off-balance sheet financial instruments.
Contractual Obligations, Commitments, and Contingencies There have been no material changes in contractual obligations, commitments, or contingencies during the three months ended March 31, 2013. Please refer to the 2012 Form 10-K for a complete table of contractual obligations, commitments, contingencies, and off-balance sheet financial instruments.

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
Changes in Internal Controls over Financial Reporting. There were no changes in our internal control over financial reporting that occurred through the first quarter of 2013 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

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

Item 1A. Risk Factors
As of the date of this report, there have been no material changes with regard to the Risk Factors disclosed in Item 1A of our 2012 Annual Report on Form 10-K, which are incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Not applicable.
(b) Not applicable.
(c) The following table sets forth information regarding the Company’s repurchases of its common stock during the three months ended March 31, 2013:

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plan or Program
Period
January 1 to January 31, 2013	—	—	—	—
February 1 to February 28, 2013	16,164	$31.36	—	—
March 1 to March 31, 2013	—	—	—	—
Total	16,164		—

(1)	Shares repurchased relate to the surrendering of mature shares for the exercise and/or vesting of stock compensation grants.

(2)	The Company does not currently have a stock repurchase program or plan in place.

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
INDEPENDENT BANK CORP.
(registrant)

Date: May 7, 2013	/s/ Christopher Oddleifson
Christopher Oddleifson President and Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2013	/s/ Denis K. Sheahan
Denis K. Sheahan Chief Financial Officer (Principal Financial Officer)
INDEPENDENT BANK CORP.
(registrant)