Form 10-Q
period 2013-06-30
INDEPENDENT BANK CORP
filed 2013-08-07
CIK 776901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
Commission File Number: 1-9047
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

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-accelerated Filer	☐	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 1, 2013, there were 22,583,713 shares of the issuer’s common stock outstanding, par value $0.01 per share.

Table 17 - Noninterest Income – Three and Six Months Ended	74
Table 18 - Noninterest Expense – Three and six Months Ended	75
Table 19 - Tax Provision and Applicable Tax Rates	76
Table 20 - New Markets Tax Credit Recognition Schedule	76
Table 21 - Interest Rate Sensitivity	78
Table 22 - Sources of Liquidity	80

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
INDEPENDENT BANK CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited—Dollars in thousands)

	June 30, 2013	December 31, 2012
Assets
Cash and due from banks	$139,672	$98,144
Interest earning deposits with banks	197,266	117,330
Securities
Securities available for sale	303,855	329,286
Securities held to maturity (fair value $225,851 and $185,824)	225,278	178,318
Total securities	529,133	507,604
Loans held for sale (at fair value)	32,497	48,187
Loans
Commercial and industrial	742,343	687,511
Commercial real estate	2,150,833	2,122,153
Commercial construction	231,719	188,768
Small business	77,283	78,594
Residential real estate	509,185	604,668
Residential construction	4,366	8,213
Home equity—1st position	481,542	487,246
Home equity—2nd position	310,908	314,903
Other consumer	21,932	26,955
Total loans	4,530,111	4,519,011
Less: allowance for loan losses	(52,976)	(51,834)
Net loans	4,477,135	4,467,177
Federal Home Loan Bank stock	38,674	41,767
Bank premises and equipment, net	56,344	55,227
Goodwill	150,391	150,391
Identifiable intangible assets	10,698	11,753
Cash surrender value of life insurance policies	98,893	97,261
Other real estate owned & other foreclosed assets	9,387	12,150
Other assets	112,505	149,994
Total assets	$5,852,595	$5,756,985
Liabilities and Stockholders' Equity
Deposits
Demand deposits	$1,283,301	$1,248,394
Savings and interest checking accounts	1,798,495	1,691,187
Money market	884,696	853,971
Time certificates of deposit of $100,000 and over	292,046	317,438
Other time certificates of deposits	417,925	435,687
Total deposits	4,676,463	4,546,677
Borrowings
Federal Home Loan Bank and other borrowings	261,456	283,569
Wholesale repurchase agreements	50,000	50,000

Customer repurchase agreements	141,826	153,359
Junior subordinated debentures	74,018	74,127
Subordinated debentures	30,000	30,000
Total borrowings	557,300	591,055
Other liabilities	75,227	89,933
Total liabilities	5,308,990	5,227,665
Commitments and contingencies
Stockholders' equity
Preferred stock, $.01 par value. authorized: 1,000,000 shares, outstanding: none	—	—
Common stock, $.01 par value. authorized: 75,000,000 shares,
issued and outstanding: 22,904,284 shares at June 30, 2013 and 22,774,009 shares at December 31, 2012 (includes 271,390 and 264,124 shares of unvested participating restricted stock awards, respectively)	226	225
Shares held in rabbi trust at cost 175,618 shares at June 30, 2013 and 179,814 shares at December 31, 2012	(3,294)	(3,179)
Deferred compensation obligation	3,294	3,179
Additional paid in capital	272,165	269,950
Retained earnings	278,611	263,671
Accumulated other comprehensive loss, net of tax	(7,397)	(4,526)
Total stockholders’ equity	543,605	529,320
Total liabilities and stockholders' equity	$5,852,595	$5,756,985
The accompanying notes are an integral part of these consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited—Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2013	2012	2013	2012
Interest income
Interest on loans	$47,720	$43,813	$94,699	$86,891
Taxable interest and dividends on securities	3,506	4,415	7,035	8,942
Nontaxable interest and dividends on securities	11	23	22	52
Interest on loans held for sale	237	156	505	286
Interest on federal funds sold	21	19	55	51
Total interest and dividend income	51,495	48,426	102,316	96,222
Interest expense
Interest on deposits	2,543	2,687	5,208	5,426
Interest on borrowings	3,337	3,111	6,630	6,316
Total interest expense	5,880	5,798	11,838	11,742
Net interest income	45,615	42,628	90,478	84,480
Provision for loan losses	3,100	8,500	4,400	10,100
Net interest income after provision for loan losses	42,515	34,128	86,078	74,380
Noninterest income
Deposit account fees	4,343	3,923	8,559	7,812
Interchange and ATM fees	2,761	2,399	5,089	4,767
Investment management	4,357	3,827	8,242	7,390
Mortgage banking income	1,669	1,463	3,951	2,793
Increase in cash surrender value of life insurance policies	786	741	1,531	1,454
Loan level derivative income	816	1,371	1,348	1,699
Other noninterest income	1,960	1,259	3,694	2,978
Total noninterest income	16,692	14,983	32,414	28,893
Noninterest expenses
Salaries and employee benefits	21,594	19,775	44,309	41,211
Occupancy and equipment expenses	4,919	4,234	10,169	8,534
Advertising expense	1,479	1,473	2,652	2,210
Data processing & facilities management	1,201	1,099	2,385	2,274
FDIC assessment	934	830	1,755	1,579
Debit card expense	773	637	1,443	1,196
Merger and acquisition expense	754	672	2,099	672
Mortgage operations expense	715	60	1,059	102
Consulting expense	666	583	1,377	1,209
Telecommunication expense	548	666	1,203	1,284
Other noninterest expenses	8,581	6,970	16,632	14,085
Total noninterest expenses	42,164	36,999	85,083	74,356
Income before income taxes	17,043	12,112	33,409	28,917
Provision for income taxes	4,285	3,238	8,399	7,860
Net income	$12,758	$8,874	$25,010	$21,057
Basic earnings per share	0.56	0.41	1.09	0.98
Diluted earnings per share	0.56	0.41	1.09	0.97
Weighted average common shares (basic)	22,888,155	21,623,827	22,856,132	21,592,416
Common shares equivalents	52,144	20,377	49,104	22,251
Weighted average common shares (diluted)	22,940,299	21,644,204	22,905,236	21,614,667
Cash dividends declared per common share	0.22	0.21	0.44	0.42
The accompanying notes are an integral part of these consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited—Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2013	2012	2013	2012
Net income	$12,758	$8,874	$25,010	$21,057
Other comprehensive income (loss), net of tax
Unrealized losses on securities
Change in fair value of securities available for sale	(4,592)	(139)	(5,371)	(300)
Less: net security losses reclassified into earnings	3	45	3	45
Net change in fair value of securities available for sale	(4,589)	(94)	(5,368)	(255)
Unrealized gains (losses) on cash flow hedges
Change in fair value of cash flow hedges	765	(1,227)	763	(1,196)
Less: net cash flow hedge gains (losses) reclassified into earnings	854	796	1,691	1,561
Net change in fair value of cash flow hedges	1,619	(431)	2,454	365
Amortization of certain costs included in net periodic retirement costs	42	23	43	46
Total other comprehensive (loss) income	(2,928)	(502)	(2,871)	156
Total comprehensive income	$9,830	$8,372	$22,139	$21,213
The accompanying notes are an integral part of these consolidated financial statements

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited—Dollars in thousands, except per share data)

	Common Stock Outstanding	Common Stock	Value of Shares Held in Rabbi Trust at Cost	Deferred Compensation Obligation	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2012	22,774,009	$225	$(3,179)	$3,179	$269,950	$263,671	$(4,526)	$529,320
Net income	—	—	—	—	—	25,010	—	25,010
Other comprehensive loss	—	—	—	—	—	—	(2,871)	(2,871)
Common dividend declared ($0.44 per share)	—	—	—	—	—	(10,070)	—	(10,070)
Proceeds from exercise of stock options	30,029	—	—	—	744	—	—	744
Tax benefit related to equity award activity	—	—	—	—	312	—	—	312
Equity based compensation	—	—	—	—	1,389	—	—	1,389
Restricted stock awards issued, net of awards surrendered	89,431	1	—	—	(669)	—	—	(668)
Shares issued under direct stock purchase plan	10,815	—	—	—	339	—	—	339
Deferred compensation obligation	—	—	(115)	115	—	—	—	—
Tax benefit related to deferred compensation distributions	—	—	—	—	100	—	—	100
Balance at June 30, 2013	22,904,284	$226	$(3,294)	$3,294	$272,165	$278,611	$(7,397)	$543,605
Balance at December 31, 2011	21,499,768	$213	$(2,980)	$2,980	$233,878	$239,452	$(4,486)	$469,057
Net income	—	—	—	—	—	21,057	—	21,057
Other comprehensive income	—	—	—	—	—	—	156	156
Common dividend declared ($0.42 per share)	—	—	—	—	—	(9,080)	—	(9,080)
Proceeds from exercise of stock options	21,658	—	—	—	459	—	—	459
Tax benefit related to equity award activity	—	—	—	—	59	—	—	59
Equity based compensation	—	—	—	—	1,551	—	—	1,551
Restricted stock awards issued, net of awards surrendered	85,254	1	—	—	(345)	—	—	(344)
Shares issued under direct stock purchase plan	21,030	—	—	—	591	—	—	591
Deferred compensation obligation	—	—	(98)	98	—	—	—	—
Tax benefit related to deferred compensation distributions	—	—	—	—	86	—	—	86
Balance June 30, 2012	21,627,710	$214	$(3,078)	$3,078	$236,279	$251,429	$(4,330)	$483,592
The accompanying condensed notes are an integral part of these unaudited consolidated financial statements

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited—Dollars in thousands)

	Six Months Ended
	June 30
	2013	2012
Cash flow from operating activities
Net income	$25,010	$21,057
Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	4,141	5,346
Provision for loan losses	4,400	10,100
Deferred income tax expense (benefit)	5	(19)
Net loss on sale of investments	4	—
Loss on write-down of investments in securities available for sale	—	76
Loss (gain) on sale of fixed assets	28	(16)
Loss on sale of other real estate owned and foreclosed assets	127	290
Gain realized from early termination of hedging relationship	—	(22)
Realized gain on sale leaseback transaction	(517)	(517)
Stock based compensation	1,389	1,551
Excess tax benefit related to equity award activity	(312)	(59)
Increase in cash surrender value of life insurance policies	(1,531)	(1,451)
Change in fair value on loans held for sale	1,335	(112)
Net change in:
Trading assets	—	(265)
Loans held for sale	14,355	(1,698)
Other assets	37,689	(4,975)
Other liabilities	(14,885)	831
Total adjustments	46,228	9,060
Net cash provided by operating activities	71,238	30,117
Cash flows used in investing activities
Proceeds from sales of securities available for sale	169	—
Proceeds from maturities and principal repayments of securities available for sale	50,709	46,434
Purchase of securities available for sale	(34,878)	(71,699)
Proceeds from maturities and principal repayments of securities held to maturity	27,535	25,944
Purchase of securities held to maturity	(74,834)	(9,975)
Redemption of Federal Home Loan Bank stock	3,093	2,290
Proceeds from (purchase of) life insurance policies	(101)	63
Net increase in loans	(15,713)	(202,505)
Purchase of bank premises and equipment	(4,221)	(3,889)
Proceeds from the sale of bank premises and equipment	—	30
Proceeds resulting from early termination of hedging relationship	—	22
Proceeds from the sale of other real estate owned and foreclosed assets	5,237	1,801
Net cash used in investing activities	(43,004)	(211,484)
Cash flows provided by financing activities
Net increase (decrease) in time deposits	(43,154)	9,373
Net increase in other deposits	172,940	191,931

Net decrease in wholesale and customer repurchase agreements	(11,533)	(21,290)
Net advance of short term Federal Home Loan Bank advances	(11,695)	(40,000)
Net repayment of long term Federal Home Loan Bank advances	(9,123)	—
Proceeds from exercise of stock options	744	459
Tax benefit related to equity award activity	312	59
Restricted stock awards issued, net of awards surrendered	(668)	(344)
Tax benefit from deferred compensation distribution	100	86
Shares issued under direct stock purchase plan	339	591
Common dividends paid	(5,032)	(8,623)
Net cash provided by financing activities	93,230	132,242
Net increase (decrease) in cash and cash equivalents	121,464	(49,125)
Cash and cash equivalents at beginning of year	215,474	237,504
Cash and cash equivalents at end of period	$336,938	$188,379
Supplemental schedule of noncash investing and financing activities
Transfer of loans to foreclosed assets	$1,138	$5,136
Transfer of securities from trading to available for sale	$—	$8,505
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included. Operating results for the quarter ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or any other interim period.
For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission.

NOTE 2 – RECENT ACCOUNTING STANDARDS UPDATES

FASB ASC Topic No. 815 "Derivatives and Hedging" Update No. 2013-10. Update No. 2013-10 was issued in July 2013 to provide guidance on the risks that are permitted to be hedged in a fair value or cash flow hedge. Among those risks for financial assets and financial liabilities is the risk of changes in a hedged item's fair value or a hedged transaction's cash flows attributable to changes in the designated benchmark interest rate (referred to as interest rate risk). In the United States, currently only the interest rates on direct Treasury obligations of the U.S. government (UST) and, for practical reasons, the London Interbank Offered Rate (LIBOR) swap rate are considered benchmark interest rates. The amendments in this update permit the Fed Funds Effective Swap Rate (OIS) to now be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to UST and LIBOR. The amendments also remove the restriction on using benchmark rates for similar hedges. The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial position.

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

NOTE 3 – SECURITIES
The following table presents a summary of the amortized cost, gross unrealized holding gains and losses, other-than-temporary impairment recorded in other comprehensive income and fair value of securities available for sale and securities held to maturity for the periods below:

	June 30, 2013					December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Unrealized Losses Other	Other-Than- Temporary (Impairment)/Recovery	Fair Value	Amortized Cost	Gross Unrealized Gains	Unrealized Losses Other	Other-Than- Temporary (Impairment)/Recovery	Fair Value
	(Dollars in thousands)
Available for sale securities
U.S. Government agency securities	$20,050	$—	$(457)	$—	$19,593	$20,053	$769	$—	$—	$20,822
Agency mortgage-backed securities	193,741	7,425	(2,865)	—	198,301	209,381	12,158	(114)	—	221,425
Agency collateralized mortgage obligations	66,087	612	(603)	—	66,096	67,412	1,001	(37)	—	68,376
Private mortgage-backed securities	2,820	—	—	216	3,036	3,227	—	—	305	3,532
Single issuer trust preferred securities issued by banks	2,233	11	—	—	2,244	2,255	—	(15)	—	2,240
Pooled trust preferred securities issued by banks and insurers	8,158	—	(2,044)	(2,497)	3,617	8,353	—	(2,415)	(2,957)	2,981
Marketable securities	10,771	464	(267)	—	10,968	9,875	92	(57)	—	9,910
Total available for sale securities	$303,860	$8,512	$(6,236)	$(2,281)	$303,855	$320,556	$14,020	$(2,638)	$(2,652)	$329,286
Held to maturity securities
U.S. Treasury securities	$1,012	$62	$—	$—	$1,074	$1,013	$121	$—	$—	$1,134
Agency mortgage-backed securities	56,889	1,980	—	—	58,869	72,360	4,233	—	—	76,593
Agency collateralized mortgage obligations	159,945	1,632	(3,366)	—	158,211	97,507	2,875	(2)	—	100,380
State, county, and municipal securities	916	10	—	—	926	915	11	—	—	926
Single issuer trust preferred securities issued by banks	1,510	20	—	—	1,530	1,516	10	—	—	1,526
Corporate debt securities	5,006	235	—	—	5,241	5,007	258	—	—	5,265
Total held to maturity securities	$225,278	$3,939	$(3,366)	$—	$225,851	$178,318	$7,508	$(2)	$—	$185,824
Total	$529,138	$12,451	$(9,602)	$(2,281)	$529,706	$498,874	$21,528	$(2,640)	$(2,652)	$515,110
When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on the sale. The Company realized a gain of $4,000 and a net loss of $4,000 of marketable securities classified as available for sale during the three and six month periods ended June 30, 2013.

The actual maturities of certain securities may differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. A schedule of the contractual maturities of securities available for sale and securities held to maturity as of June 30, 2013 is presented below:

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$63	$65	$240	$241
Due after one year to five years	10,495	11,038	6,318	6,597
Due after five years to ten years	81,294	80,377	1,012	1,074
Due after ten years	201,237	201,407	217,708	217,939
Total debt securities	$293,089	$292,887	$225,278	$225,851
Marketable securities	$10,771	$10,968	$—	$—
Total	$303,860	$303,855	$225,278	$225,851
The securities portfolio includes $8.0 million and $7.7 million, respectively, of callable securities in the Company’s investment portfolio at June 30, 2013 and December 31, 2012.
At June 30, 2013 and December 31, 2012, investment securities carried at $353.4 million and $365.8 million, respectively, were pledged to secure public deposits, assets sold under repurchase agreements, letters of credit, and for other purposes.
At June 30, 2013 and December 31, 2012, the Company had no investments in obligations of individual states, counties, or municipalities, which exceeded 10% of Stockholders’ Equity.
Other-Than-Temporary Impairment ("OTTI")
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
The following tables show the gross unrealized losses and fair value of the Company’s investments in an unrealized loss position, which the Company has not deemed to be OTTI, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	June 30, 2013
		Less than 12 months		12 months or longer		Total
	# of holdings	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S. Government agency securities	2	19,593	(457)	—	—	19,593	(457)
Agency mortgage-backed securities	33	$76,840	$(2,865)	$—	$—	$76,840	$(2,865)
Agency collateralized mortgage obligations	13	132,729	(3,969)	—	—	132,729	(3,969)
Pooled trust preferred securities issued by banks and insurers	2	—	—	2,244	(2,044)	2,244	(2,044)
Marketable securities	26	$6,258	$(267)	$—	$—	$6,258	$(267)
Total temporarily impaired securities	76	$235,420	$(7,558)	$2,244	$(2,044)	$237,664	$(9,602)

	December 31, 2012
		Less than 12 months		12 months or longer		Total
	# of holdings	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Agency mortgage-backed securities	17	$23,814	$(114)	$—	$—	$23,814	$(114)
Agency collateralized mortgage obligations	2	17,677	(39)	—	—	17,677	(39)
Single issuer trust preferred securities issued by banks and insurers	2	$2,240	$(15)	$—	$—	$2,240	$(15)
Pooled trust preferred securities issued by banks and insurers	2	$—	$—	$2,069	$(2,415)	$2,069	$(2,415)
Marketable securities	15	$6,613	$(57)	$—	$—	$6,613	$(57)
Total temporarily impaired securities	38	$50,344	$(225)	$2,069	$(2,415)	$52,413	$(2,640)
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
As a result of the Company’s review of these qualitative and quantitative factors, the causes of the impairments listed in the table above by category are as follows at June 30, 2013:

•
U.S. Government Agency Securities: Government Agency bonds have historically been considered to be of high credit quality. The bonds in the bank's portfolio consist of debt obligations of the Federal Home Loan Bank and the Federal Farm Credit Banks. Because these firms are owned by shareholders and not part of the federal government, these bonds are not backed by the government's “full faith and credit” guarantee and are therefore subject to credit and default risk. The risk of default on these entities are considered low and the credit quality is currently well above investment grade. As such, the decline in market value of these securities is attributable to changes in interest rates and not credit quality.

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

Management monitors the following issuances closely for impairment due to the history of OTTI losses recorded within these classes of securities. Management has determined that these securities possess characteristics which in the current economic environment could lead to further credit related OTTI charges. The following tables summarize pertinent information as of June 30, 2013, that was considered by management in determining if OTTI existed:

	Class	Amortized Cost (1)	Gross Unrealized Gain/(Loss)	Non-Credit Related Other- Than-Temporary (Impairment)/Recovery	Fair Value	Total Cumulative Credit Related Other-Than- Temporary Impairment	Total Cumulative Other-Than- Temporary (Impairment)/Recovery to Date
	(Dollars in thousands)
Pooled trust preferred securities
Pooled trust preferred security A	C1	$1,283	$—	$(851)	$432	$(3,676)	$(4,527)
Pooled trust preferred security B	D	—	—	—	—	(3,481)	(3,481)
Pooled trust preferred security C	C1	506	—	(319)	187	(482)	(801)
Pooled trust preferred security D	D	—	—	—	—	(990)	(990)
Pooled trust preferred security E	C1	2,081	—	(1,327)	754	(1,368)	(2,695)
Pooled trust preferred security F	B	1,878	(1,082)	—	796	—	—
Pooled trust preferred security G	A1	2,410	(962)	—	1,448	—	—
Total pooled trust preferred securities		$8,158	$(2,044)	$(2,497)	$3,617	$(9,997)	$(12,494)
Private mortgage-backed securities
Private mortgage-backed securities-one	2A1	$1,974	$—	$125	$2,099	$(766)	$(641)
Private mortgage-backed securities-two	A19	846	—	91	937	(85)	6
Total private mortgage-backed securities		$2,820	$—	$216	$3,036	$(851)	$(635)
Total		$10,978	$(2,044)	$(2,281)	$6,653	$(10,848)	$(13,129)

(1)	The amortized cost reflects previously recorded OTTI charges recognized in earnings for the applicable securities.

	Class	Number of Performing Banks and Insurance Cos. in Issuances (Unique)	Current Deferrals/ Defaults/Losses (As a % of Original Collateral)	Total Projected Defaults/Losses (as a % of Performing Collateral)	Excess Subordination (After Taking into Account Best Estimate of Future Deferrals/ Defaults/Losses) (1)	Lowest credit Ratings to date (2)
Pooled trust preferred securities
Trust preferred security A	C1	56	33.08%	20.64%	—%	C (Fitch & Moody's)
Trust preferred security B	D	56	33.08%	20.64%	—%	C (Fitch)
Trust preferred security C	C1	47	29.29%	15.20%	—%	C (Fitch & Moody's)
Trust preferred security D	D	47	29.29%	15.20%	—%	C (Fitch)
Trust preferred security E	C1	46	26.86%	16.73%	0.66%	C (Fitch & Moody's)
Trust preferred security F	B	32	25.08%	18.83%	30.90%	CC (Fitch)
Trust preferred security G	A1	32	25.08%	18.83%	55.89%	CCC+ (S&P)
Private mortgage-backed securities
Private mortgage-backed securities-one	2A1	N/A	6.53%	13.12%	—%	D (Fitch)
Private mortgage-backed securities-two	A19	N/A	4.18%	7.32%	—%	C (Fitch)

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

The following table shows the total OTTI that the Company recorded for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2013	2012	2013	2012
	(Dollars in thousands)
Gross change in OTTI recorded on certain investments (gain/(losses))	$90	$(106)	$371	$168
Portion of OTTI gains (losses) recognized in OCI	(90)	30	(371)	(244)
Total credit related OTTI losses recognized in earnings	$—	$(76)	—	$(76)
The following table shows the cumulative credit related component of OTTI for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2013	2012	2013	2012
	(Dollars in thousands)
Balance at beginning of period	$(10,847)	$(10,771)	$(10,847)	$(10,771)
Add
Incurred on securities not previously impaired	—	—	—	—
Incurred on securities previously impaired	—	(76)	—	(76)
Less
Realized gain/loss on sale of securities	—	—	—	—
Reclassification due to changes in Company’s intent	—	—	—	—
Increases in cash flow expected to be collected	—	—	—	—
Balance at end of period	$(10,847)	$(10,847)	$(10,847)	$(10,847)

NOTE 4 – LOANS, ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY
The following tables bifurcates the amount of allowance allocated to each loan category based on the type of impairment analysis as of the periods indicated:

	June 30, 2013
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Financing receivables
Ending balance: total loans by group	$742,343	$2,150,833	$231,719	$77,283	$513,551	$792,450	$21,932	$4,530,111	(1)
Ending balance: individually evaluated for impairment	$9,759	$36,439	$1,608	$2,039	$15,883	$4,069	$1,584	$71,381
Ending balance: purchase credit impaired loans	$—	$18,304	$—	$—	$8,991	$380	$—	$27,675
Ending balance: collectively evaluated for impairment	$732,584	$2,096,090	$230,111	$75,244	$488,677	$788,001	$20,348	$4,431,055

	December 31, 2012
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Financing receivables
Ending balance: total loans by group	$687,511	$2,122,153	$188,768	$78,594	$612,881	$802,149	$26,955	$4,519,011	(1)
Ending balance: individually evaluated for impairment	$8,575	$33,868	$—	$2,279	$15,373	$4,435	$2,129	$66,659
Ending Balance: purchase credit impaired loans	$—	$21,853	$—	$—	$9,821	$380	$—	$32,054
Ending balance: collectively evaluated for impairment	$678,936	$2,066,432	$188,768	$76,315	$587,687	$797,334	$24,826	$4,420,298

(1)	The amount of deferred fees included in the ending balance was $2.6 million and $3.1 million at June 30, 2013 and December 31, 2012, respectively.
The following tables summarize changes in allowance for loan losses by loan category for the periods indicated:

	Three Months Ended June 30, 2013
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Allowance for loan losses
Beginning balance	$13,443	$22,569	$3,139	$1,244	$3,048	$7,716	$747	$51,906
Charge-offs	(1,302)	(196)	—	(276)	(186)	(257)	(260)	(2,477)
Recoveries	103	8	—	37	86	30	183	447
Provision	2,081	648	283	290	11	(222)	9	3,100
Ending balance	$14,325	$23,029	$3,422	$1,295	$2,959	$7,267	$679	$52,976

	Three Months Ended June 30, 2012
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Allowance for loan losses
Beginning balance	$11,454	$22,829	$2,233	$1,459	$3,072	$6,077	$1,216	$48,340
Charge-offs	(4,707)	(2,133)	—	(136)	(105)	(1,391)	(296)	(8,768)
Recoveries	113	—	—	46	—	18	154	331
Provision	4,698	680	(13)	(49)	14	3,150	20	8,500
Ending balance	$11,558	$21,376	$2,220	$1,320	$2,981	$7,854	$1,094	$48,403

	Six Months Ended June 30, 2013
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Allowance for loan losses
Beginning balance	$13,461	$22,598	$2,811	$1,524	$2,930	$7,703	$807	$51,834
Charge-offs	(1,725)	(603)	—	(421)	(247)	(534)	(521)	(4,051)
Recoveries	239	8	—	76	86	51	333	793
Provision	2,350	1,026	611	116	190	47	60	4,400
Ending balance	$14,325	$23,029	$3,422	$1,295	$2,959	$7,267	$679	$52,976
Ending balance: Individually evaluated for impairment	$775	$410	$—	$153	$1,670	$52	$92	$3,152
Ending balance: Collectively evaluated for impairment	$13,550	$22,619	$3,422	$1,142	$1,289	$7,215	$587	$49,824
	Six Months Ended June 30, 2012
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Allowance for loan losses
Beginning balance	$11,682	$23,514	$2,076	$1,896	$3,113	$4,597	$1,382	$48,260
Charge-offs	(4,722)	(2,737)	—	(306)	(214)	(2,141)	(593)	(10,713)
Recoveries	313	—	—	98	—	31	314	756
Provision	4,285	599	144	(368)	82	5,367	(9)	10,100
Ending balance	$11,558	$21,376	$2,220	$1,320	$2,981	$7,854	$1,094	$48,403
Ending balance: Individually evaluated for impairment	$278	$445	$—	$140	$1,209	$30	$178	$2,280
Ending balance: Collectively evaluated for impairment	$11,280	$20,931	$2,220	$1,180	$1,772	$7,824	$916	$46,123

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
The following table details the internal risk-rating categories for the Company’s commercial portfolio:

		June 30, 2013
Category	Risk Rating	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Total
		(Dollars in thousands)
Pass	1 - 6	$704,065	$1,976,410	$217,096	$70,108	$2,967,679
Potential weakness	7	17,088	74,143	6,955	3,036	101,222
Definite weakness-loss unlikely	8	20,410	98,818	7,668	4,106	131,002
Partial loss probable	9	780	1,462	—	33	2,275
Definite loss	10	—	—	—	—	—
Total		$742,343	$2,150,833	$231,719	$77,283	$3,202,178

		December 31, 2012
Category	Risk Rating	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Total
		(Dollars in thousands)
Pass	1 - 6	$647,984	$1,928,148	$177,693	$71,231	$2,825,056
Potential weakness	7	16,420	92,651	6,195	3,213	118,479
Definite weakness-loss unlikely	8	21,979	98,688	4,880	4,080	129,627
Partial loss probable	9	1,128	2,666	—	70	3,864
Definite loss	10	—	—	—	—	—
Total		$687,511	$2,122,153	$188,768	$78,594	$3,077,026

For the Company’s consumer portfolio, the quality of the loan is best indicated by the repayment performance of an individual borrower. However, the Company does supplement performance data with current Fair Isaac Corporation (“FICO”) and Loan to Value (“LTV”) estimates. Current FICO data is purchased and appended to all consumer loans on a quarterly basis and automated valuation services and broker opinions of value are used to supplement original value data for the residential and home equity portfolios, periodically. In addition, for all second position home equity loans, management reviews the performance of the first position lien, which is often held at another institution, when determining the accrual status of the loan. The following table shows the weighted average FICO scores and the weighted average combined LTV ratios as of the periods indicated below:

	June 30, 2013	December 31, 2012
Residential portfolio
FICO score (re-scored) (1)	739	727
LTV (re-valued) (2)	70.0%	67.0%
Home equity portfolio
FICO score (re-scored) (1)	763	763
LTV (re-valued) (2)	55.0%	54.0%

(1)
The average FICO scores for June 30, 2013 are based upon rescores available from May 2013 and actual score data for loans booked between June 1 and June 30, 2013. The average FICO scores for December 31, 2012 are based upon rescores available from November 2012 and actual score data for loans booked between December 1 and December 31, 2012.

(2)
The combined LTV ratios for June 30, 2013 are based upon updated automated valuations as of February 2013. The combined LTV ratios for December 31, 2012 are based upon updated automated valuations as of November 30, 2011. For home equity loans and lines in a subordinate lien, the LTV data represents a combined LTV, taking into account the senior lien data for loans and lines.

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
The following table shows nonaccrual loans at the dates indicated:

	June 30, 2013	December 31, 2012
	(Dollars in thousands)
Commercial and industrial	$3,009	$2,666
Commercial real estate	8,526	6,574
Commercial construction	1,608	—
Small business	698	570
Residential real estate	12,496	11,472
Home equity (1)	10,024	7,311
Other consumer	134	121
Total nonaccrual loans (2)	$36,495	$28,714

(1)
Includes home equity loans which are currently performing but have been placed on nonaccrual as a result of delinquency with respect to the first position, which is held by another financial institution.

(2)	Included in these amounts were $9.8 million and $6.6 million of nonaccruing TDRs at June 30, 2013 and December 31, 2012, respectively.

The following table shows the age analysis of past due financing receivables as of the dates indicated:

	June 30, 2013
	30-59 days		60-89 days		90 days or more		Total Past Due			Total Financing Receivables	Recorded Investment >90 Days and Accruing
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Current
	(Dollars in thousands)
Loan Portfolio
Commercial and industrial	15	$1,481	13	$1,821	22	$2,407	50	$5,709	$736,634	$742,343	$—
Commercial real estate	51	5,454	10	9,581	27	6,529	88	21,564	2,129,269	2,150,833	—
Commercial construction	—	—	—	—	1	1,608	1	1,608	230,111	231,719	—
Small business	25	717	11	149	13	359	49	1,225	76,058	77,283	—
Residential real estate	15	3,359	4	1,768	38	6,982	57	12,109	501,442	513,551	—
Home equity	16	592	12	1,174	23	2,009	51	3,775	788,675	792,450	—
Other consumer	112	559	14	39	28	180	154	778	21,154	21,932	54
Total	234	$12,162	64	$14,532	152	$20,074	450	$46,768	$4,483,343	$4,530,111	$54

	December 31, 2012
	30-59 days		60-89 days		90 days or more		Total Past Due			Total Financing Receivables	Recorded Investment >90 Days and Accruing
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Current
	(Dollars in thousands)
Loan Portfolio
Commercial and industrial	14	$1,305	7	$336	23	$1,875	44	$3,516	$683,995	$687,511	$—
Commercial real estate	19	5,028	8	2,316	31	6,054	58	13,398	2,108,755	2,122,153	—
Commercial construction	—	—	—	—	—	—	—	—	188,768	188,768	—
Small business	20	750	8	94	10	320	38	1,164	77,430	78,594	—
Residential real estate	17	3,053	7	1,848	40	7,501	64	12,402	600,479	612,881	—
Home equity	32	2,756	10	632	17	1,392	59	4,780	797,369	802,149	—
Other consumer	208	1,217	32	224	28	153	268	1,594	25,361	26,955	52
Total	310	$14,109	72	$5,450	149	$17,295	531	$36,854	$4,482,157	$4,519,011	$52
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

The following table shows the Company’s total TDRs and other pertinent information as of the dates indicated:

	June 30, 2013	December 31, 2012
	(Dollars in thousands)
TDRs on accrual status	$38,898	$46,764
TDRs on nonaccrual	9,777	6,554
Total TDRs	$48,675	$53,318
Amount of specific reserves included in the allowance for loan losses associated with TDRs:	$2,796	$3,049
Additional commitments to lend to a borrower who has been a party to a TDR:	$1,921	$1,847
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
The following table shows the modifications which occurred during the periods indicated and the change in the recorded investment subsequent to the modifications occurring:

	Three Months Ended			Six Months Ended
	June 30, 2013			June 30, 2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment (1)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment (1)
	(Dollars in thousands)
Troubled debt restructurings
Commercial & industrial	2	$282	$282	2	$282	$282
Commercial real estate	1	664	664	2	1,063	1,063
Small business	1	$18	$18	5	282	282
Residential real estate	2	744	744	6	1,900	1,926
Home equity	1	29	29	3	194	194
Other consumer	—	—	—	2	11	11
Total	7	$1,737	$1,737	20	$3,732	$3,758

	Three Months Ended			Six Months Ended
	June 30, 2012			June 30, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment (1)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment (1)
	(Dollars in thousands)
Troubled debt restructurings
Commercial & industrial	7	$1,115	$1,115	11	$1,273	$1,273
Commercial real estate	7	3,839	3,839	9	4,907	4,907
Small business	1	17	17	8	360	360
Residential real estate	1	261	261	2	378	378
Home equity	1	64	66	1	64	66
Other consumer	2	65	65	4	150	150
Total	19	$5,361	$5,363	35	$7,132	$7,134

(1)	The post-modification balances represent the balance of the loan on the date of modifications. These amounts may show an increase when modifications include a capitalization of interest.
The following table shows the Company’s post-modification balance of TDRs listed by type of modification as of the periods indicated:

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
	(Dollars in thousands)		(Dollars in thousands)
Extended maturity	$329	$313	$991	$354
Adjusted interest rate	—	2,119	—	3,557
Combination rate & maturity	1,408	2,931	2,756	3,223
Court ordered concession	—	—	11	—
Total	$1,737	$5,363	$3,758	$7,134
The following table shows the loans that have been modified during the past twelve months which have subsequently defaulted during the periods indicated. The Company considers a loan to have defaulted when it reaches 90 days past due.

	Three Months Ended June 30
	2013		2012
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(Dollars in thousands)
Troubled debt restructurings that subsequently defaulted
Commercial & industrial	2	$1,767	—	$—
Commercial real estate	1	398	—	—
Small business	2	22	—	—
Total	5	$2,187	—	$—

	Six Months Ended June 30
	2013		2012
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(Dollars in thousands)
Troubled debt restructurings that subsequently defaulted
Commercial & industrial	2	$1,767	—	$—
Commercial real estate	1	398	1	250
Small business	3	253	—	—
Other consumer	—	—	1	6
Total	6	$2,418	2	$256

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

The tables below set forth information regarding the Company’s impaired loans by loan portfolio as of the dates indicated:

	June 30, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
With no related allowance recorded
Commercial & industrial	$6,780	$8,577	$—
Commercial real estate	18,252	18,928	—
Commercial construction	1,608	1,608	—
Small business	1,297	1,455	—
Residential real estate	2,221	2,330	—
Home equity	3,664	3,717	—
Other consumer	541	542	—
Subtotal	34,363	37,157	—
With an allowance recorded
Commercial & industrial	$2,979	$3,751	$775
Commercial real estate	18,187	18,330	410
Commercial construction	—	—	—
Small business	742	778	153
Residential real estate	13,662	14,502	1,670
Home equity	405	457	52
Other consumer	1,043	1,069	92
Subtotal	37,018	38,887	3,152
Total	$71,381	$76,044	$3,152

	December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
With no related allowance recorded
Commercial & industrial	$5,849	$7,343	$—
Commercial real estate	12,999	13,698	—
Commercial construction	—	—	—
Small business	1,085	1,147	—
Residential real estate	2,545	2,630	—
Home equity	4,119	4,166	—
Other consumer	700	705	—
Subtotal	27,297	29,689	—
With an allowance recorded
Commercial & industrial	$2,726	$2,851	$1,084
Commercial real estate	20,869	21,438	516
Commercial construction	—	—	—
Small business	1,194	1,228	353
Residential real estate	12,828	13,601	1,302
Home equity	316	389	35
Other consumer	1,429	1,453	130
Subtotal	39,362	40,960	3,420
Total	$66,659	$70,649	$3,420

The following tables set forth information regarding interest income recognized on impaired loans, by portfolio, for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30, 2013		June 30, 2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded
Commercial & industrial	$8,396	$114	$8,836	$230
Commercial real estate	18,392	312	18,448	628
Commercial construction	1,608	13	1,608	26
Small business	1,393	22	1,454	46
Residential real estate	2,236	25	2,253	44
Home equity	3,674	43	3,691	85
Other consumer	560	10	585	23
Subtotal	36,259	539	36,875	1,082
With an allowance recorded
Commercial & industrial	$3,076	$43	$3,221	$89
Commercial real estate	18,242	263	18,235	526
Commercial construction	—	—	—	—
Small business	748	12	760	23
Residential real estate	13,688	127	13,732	255
Home equity	407	5	410	10
Other consumer	1,074	10	1,113	20
Subtotal	37,235	460	37,471	923
Total	$73,494	$999	$74,346	$2,005

	Three Months Ended		Six Months Ended
	June 30, 2012		June 30, 2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded
Commercial & industrial	$6,401	$85	$6,490	$172
Commercial real estate	20,214	350	20,407	707
Commercial construction	—	—	—	—
Small business	1,474	25	1,517	52
Residential real estate	—	—	—	—
Home equity	100	2	100	3
Other consumer	72	1	56	1
Subtotal	28,261	463	28,570	935
With an allowance recorded
Commercial & industrial	$1,343	$28	$1,398	$60
Commercial real estate	15,685	229	16,432	473
Commercial construction	—	—	—	—
Small business	1,043	16	1,082	32
Residential real estate	12,958	157	13,053	296
Home equity	240	4	241	8
Other consumer	1,781	16	1,822	34
Subtotal	33,050	450	34,028	903
Total	$61,311	$913	$62,598	$1,838

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

	June 30, 2013	December 31, 2012
	(Dollars in thousands)
Outstanding balance	$30,705	$36,278
Carrying amount	$27,675	$32,054

The following table summarizes activity in the accretable yield for the PCI loan portfolio:

(Dollars in thousands)
Balance at January 1, 2012	$—
Acquisition	3,095
Accretion	(903)
Reclassification from nonaccretable difference for loans with improved cash flows (1)	272
Balance at December 31, 2012	2,464

Balance at January 1, 2013	$2,464
Accretion	(1,142)
Other change in expected cash flows (2)	439
Reclassification from nonaccretable difference for loans with improved cash flows (1)	335
Balance at June 30, 2013	$2,096
(1) Results in increased interest income during the period in which the loan paid off.
(2) Represents changes in cash flows expected to be collected and resulting in increased interest income as a prospective yield adjustment over the remaining life of the loan(s).

NOTE 5 – EARNINGS PER SHARE
Earnings per share consisted of the following components for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2013	2012	2013	2012
	(Dollars in thousands, except per share data)
Net income	$12,758	$8,874	$25,010	$21,057

Weighted Average Shares
Basic shares	22,888,155	21,623,827	22,856,132	21,592,416
Effect of diluted securities	52,144	20,377	49,104	22,251
Dilutive shares	22,940,299	21,644,204	22,905,236	21,614,667

Net income per share
Basic EPS	$0.56	$0.41	$1.09	$0.98
Effect of diluted securities	—	—	—	(0.01)
Dilutive EPS	$0.56	$0.41	$1.09	$0.97
The following table illustrates the options to purchase common stock that were excluded from the calculation of diluted earnings per share because they were anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2013	2012	2013	2012
Stock options	241,268	804,249	245,312	807,147

NOTE 6 – STOCK BASED COMPENSATION
During 2013, the Company made the following awards of restricted stock:

Date	Shares Granted	Plan	Fair Value	Vesting Period
1/16/2013	2,000	2005 Employee Stock Plan	$30.48	Ratably over 3 years from grant date
2/14/2013	93,800	2005 Employee Stock Plan	$31.51	Ratably over 5 years from grant date
5/21/2013	14,700	2010 Non-Employee Director Stock Plan	$33.17	At the end of 5 years from grant date
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

The following table reflects the Company’s derivative positions for the periods indicated below for interest rate swaps which qualify as cash flow hedges for accounting purposes:

June 30, 2013
Notional Amount	Trade Date	Effective Date	Maturity Date	Receive (Variable) Index	Current Rate Received	Pay Fixed Swap Rate	Fair Value
(Dollars in thousands)
$25,000	16-Feb-06	28-Dec-06	28-Dec-16	3 Month LIBOR	0.27%	5.04%	$(3,562)
25,000	16-Feb-06	28-Dec-06	28-Dec-16	3 Month LIBOR	0.27%	5.04%	(3,563)
25,000	8-Dec-08	10-Dec-08	10-Dec-13	3 Month LIBOR	0.27%	2.65%	(264)
25,000	9-Dec-08	10-Dec-08	10-Dec-13	3 Month LIBOR	0.27%	2.59%	(258)
25,000	9-Dec-08	10-Dec-08	10-Dec-18	3 Month LIBOR	0.27%	2.94%	(1,719)
50,000	17-Nov-09	20-Dec-10	20-Dec-14	3 Month LIBOR	0.27%	3.04%	(1,955)
25,000	5-May-11	10-Jun-11	10-Jun-15	3 Month LIBOR	0.27%	1.71%	(600)
$200,000							$(11,921)
December 31, 2012
Notional Amount	Trade Date	Effective Date	Maturity Date	Receive (Variable) Index	Current Rate Received	Pay Fixed Swap Rate	Fair Value
			(Dollars in thousands)
$25,000	16-Feb-06	28-Dec-06	28-Dec-16	3 Month LIBOR	0.31%	5.04%	$(4,416)
25,000	16-Feb-06	28-Dec-06	28-Dec-16	3 Month LIBOR	0.31%	5.04%	(4,417)
25,000	8-Dec-08	10-Dec-08	10-Dec-13	3 Month LIBOR	0.31%	2.65%	(553)
25,000	9-Dec-08	10-Dec-08	10-Dec-13	3 Month LIBOR	0.31%	2.59%	(539)
25,000	9-Dec-08	10-Dec-08	10-Dec-18	3 Month LIBOR	0.31%	2.94%	(2,819)
50,000	17-Nov-09	20-Dec-10	20-Dec-14	3 Month LIBOR	0.31%	3.04%	(2,647)
25,000	5-May-11	10-Jun-11	10-Jun-15	3 Month LIBOR	0.31%	1.71%	(798)
$200,000							$(16,189)
For derivative instruments that are designated and qualify as hedging instruments, the effective portion of the gains or losses is reported as a component of OCI, and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The Company expects approximately $5.0 million (pre-tax), to be reclassified to interest expense from OCI, related to the Company’s cash flow hedges in the next twelve months. This reclassification is due to anticipated payments that will be made and/or received on the swaps based upon the forward curve as of June 30, 2013.
The Company had no fair value hedges as of June 30, 2013 or December 31, 2012.
The table below presents the net amortization income recognized as an offset to interest expense related to previously terminated swaps for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2013	2012	2013	2012
	(Dollars in thousands)		(Dollars in thousands)
Net amortization income	$61	$61	$122	$122
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
The following table reflects the Company’s customer related derivative positions for the periods indicated below for those derivatives not designated as hedging:

		Notional Amount Maturing
	# of Positions (1)	2013	2014	2015	2016	Thereafter	Total	Fair Value
	June 30, 2013
	(Dollars in thousands)
Loan level swaps
Receive fixed, pay variable	158	$4,058	55,271	100,565	43,966	327,855	$531,715	$13,519
Pay fixed, receive variable	152	$4,058	55,271	100,565	43,966	327,855	$531,715	$(13,543)
Foreign exchange contracts
Buys foreign exchange, sells US currency	13	$25,073	7,221	—	—	—	$32,294	$(64)
Buys US currency, sells foreign exchange	13	$25,073	7,221	—	—	—	$32,294	$78
	December 31, 2012
	(Dollars in thousands)
Loan level swaps
Receive fixed, pay variable	143	$16,766	65,344	105,939	45,267	268,932	$502,248	$28,678
Pay fixed, receive variable	137	$16,766	65,344	105,939	45,267	268,932	$502,248	$(28,663)
Foreign exchange contracts
Buys foreign exchange, sells US currency	16	$42,516	—	—	—	—	$42,516	$1,748
Buys US currency, sells foreign exchange	16	$42,516	—	—	—	—	$42,516	$(1,718)

(1)	The Company may enter into one swap agreement which offsets multiple reverse swap agreements. The positions will offset and the terms will be identical.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet at the periods indicated:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Fair Value at June 30, 2013	Fair Value at December 31, 2012	Balance Sheet Location	Fair Value at June 30, 2013	Fair Value at December 31, 2012
	(Dollars in thousands)
Derivatives designated as hedges
Interest rate swaps	Other assets	$—	$—	Other liabilities	$11,921	$16,189
Derivatives not designated as hedges
Customer Related Positions:
Loan level swaps	Other assets	$18,413	$28,678	Other liabilities	$18,437	$28,663
Foreign exchange contracts	Other assets	291	1,748	Other liabilities	277	1,718
Total		$18,704	$30,426		$18,714	$30,381
The table below presents the effect of the Company’s derivative financial instruments included in OCI and current earnings for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2013	2012	2013	2012
	(Dollars in thousands)		(Dollars in thousands)
Derivatives designated as hedges
Gain (loss) in OCI on derivatives (effective portion), net of tax	$765	$(1,227)	$763	$(1,196)
Loss reclassified from OCI into interest expense (effective portion)	$(1,443)	$(1,346)	$(2,859)	$(2,638)
Loss recognized in income on derivatives (ineffective portion & amount excluded from effectiveness testing)
Interest expense	$—	$—	$—	$—
Other expense	—	—	—	—
Total	$—	$—	$—	$—
Derivatives not designated as hedges
Changes in fair value of customer related positions
Other income	$14	$51	$26	$73
Other expense	(56)	(9)	(81)	(19)
Total	$(42)	$42	$(55)	$54

By using derivatives, the Company is exposed to credit risk to the extent that counterparties to the derivative contracts do not perform as required. Should a counterparty fail to perform under the terms of a derivative contract, the Company's credit exposure on interest rate swaps is limited to the net positive fair value and accrued interest of all swaps with each counterparty. The Company seeks to minimize counterparty credit risk through credit approvals, limits, monitoring procedures, and obtaining collateral, where appropriate. Institutional counterparties must have an investment grade credit rating and be approved by the Company's Board of Directors. As such, management believes the risk of incurring credit losses on derivative contracts with those counterparties is remote and losses, if any, would be immaterial. The Company had no exposure relating to interest rate swaps with institutional counterparties at June 30, 2013 and December 31, 2012, as all such swaps were in a liability position. The Company’s exposure relating to customer related positions was approximately $16.7 million and $31.0 million at June 30, 2013 and December 31, 2012, respectively. Credit exposure may be reduced by the amount of collateral pledged by the counterparty.

The Company does not offset fair value amounts recognized for derivative instruments. The Company does net the amount recognized for the right to reclaim cash collateral against the obligation to return cash collateral arising from derivative instruments executed with the same counterparty under a master netting arrangement. Collateral legally required to be maintained at dealer banks by the Company is monitored and adjusted as necessary. Per a review completed by management of these instruments at June 30, 2013 it was determined that no additional collateral would have to be posted to immediately settle these instruments.
The following table presents the Company's asset derivative positions and the potential effect of netting arrangements on its financial position, as of the periods indicated:

				Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Financial Instruments (1)	Cash Collateral Received	Net Amount
	(Dollars in thousands)
	June 30, 2013
Interest rate swaps	$—	$—	$—	$—	$—	$—
Loan level swaps	18,413	—	18,413	1,735	—	16,678
Customer foreign exchange contracts	291	—	291	108	—	183
	$18,704	$—	$18,704	$1,843	$—	$16,861

	December 31, 2012
Interest rate swaps	$—	$—	$—	$—	$—	$—
Loan level swaps	28,678	—	28,678	—	—	28,678
Customer foreign exchange contracts	1,748	—	1,748	—	—	1,748
	$30,426	$—	$30,426	$—	$—	$30,426

(1)	Includes loan level swaps with customers which are not subject to a master netting arrangement and thus are not offset in the statement of financial position.
The following table presents the Company's liability derivative positions and the potential effect of netting arrangements on its financial position, as of the periods indicated:

				Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Financial Instruments (1)	Cash Collateral Pledged	Net Amount
	(Dollars in thousands)
	June 30, 2013
Interest rate swaps	$11,921	$—	$11,921	$—	$15,774	$(3,853)
Loan level swaps	18,437	—	18,437	1,735	15,797	905
Customer foreign exchange contracts	277	—	277	108	—	169
	$30,635	$—	$30,635	$1,843	$31,571	$(2,779)

	December 31, 2012
Interest rate swaps	$16,189	$—	$16,189	$—	$19,185	$(2,996)
Loan level swaps	28,663	—	28,663	—	31,772	(3,109)
Customer foreign exchange contracts	1,718	—	1,718	—	—	1,718
	$46,570	$—	$46,570	$—	$50,957	$(4,387)

(1)	Includes loan level swaps with customers which are not subject to a master netting arrangement and thus are not offset in the statement of financial position.

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
The table below summarizes the fair value of residential mortgage loans commitments, forward sales agreements, and loans held for sale at the periods indicated:

	June 30, 2013	December 31, 2012
	(Dollars in thousands)
Interest rate lock commitments	$(866)	$102
Forward sales agreements	$2,092	$(223)
Loans held for sale fair value adjustments	$(1,214)	$121
The table below summarizes the changes in the fair value of residential mortgage loans commitments, forward sales agreements, and loans held for sale at the periods indicated:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2013	2012	2013	2012
	(Dollars in thousands)		(Dollars in thousands)
Interest rate lock commitments	$(997)	$385	$(968)	$101
Forward sales agreements	2,204	(766)	2,315	(213)
Loans held for sale fair value adjustments	(1,195)	381	(1,335)	112
Total change in fair value	$12	$—	$12	$—

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
Derivative Instruments
Derivatives
The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The Company incorporates credit valuation adjustments to appropriately reflect nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings. Although the Company has determined that the majority of the inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of June 30, 2013 and December 31, 2012, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. Additionally, in conjunction with fair value measurement guidance, the Company has made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2.
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
	June 30, 2013
	(Dollars in thousands)
Recurring fair value measurements
Assets
Securities available for sale
U.S. Government agency securities	$19,593	$—	$19,593	$—
Agency mortgage-backed securities	198,301	—	198,301	—
Agency collateralized mortgage obligations	66,096	—	66,096	—
Private mortgage-backed securities	3,036	—	—	3,036
Single issuer trust preferred securities issued by banks	2,244	—	2,244	—
Pooled trust preferred securities issued by banks and insurers	3,617	—	—	3,617
Marketable securities	10,968	10,968	—	—
Loans held for sale	32,497	—	32,497	—
Derivative instruments	20,796	—	20,796	—
Liabilities
Derivative instruments	31,501	—	31,501	—
Total recurring fair value measurements	$325,647	$10,968	$308,026	$6,653

Nonrecurring fair value measurements
Assets
Collateral dependent impaired loans	$10,105	$—	$—	$10,105
Other real estate owned	9,211	—	—	9,211
Total nonrecurring fair value measurements	$19,316	$—	$—	$19,316

	December 31, 2012
	(Dollars in thousands)
Recurring fair value measurements
Assets
Securities available for sale
U.S. government agency securities	$20,822	$—	$20,822	$—
Agency mortgage-backed securities	221,425	—	221,425	—
Agency collateralized mortgage obligations	68,376	—	68,376	—
Private mortgage-backed securities	3,532	—	—	3,532
Single issuer trust preferred securities issued by banks	2,240	—	2,240	—
Pooled trust preferred securities issued by banks and insurers	2,981	—	—	2,981
Marketable securities	9,910	9,910	—	—
Loans held for sale	48,187	—	48,187	—
Derivative instruments	30,528	—	30,528	—
Liabilities
Derivative instruments	46,793	—	46,793	—
Total recurring fair value measurements	$361,208	$9,910	$344,785	$6,513

Nonrecurring fair value measurements
Assets
Collateral dependent impaired loans	$7,817	$—	$—	$7,817
Other real estate owned	11,974	—	—	11,974
Total nonrecurring fair value measurements	$19,791	$—	$—	$19,791

The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3). These instruments were valued using pricing models and discounted cash flow methodologies.

	Securities Available for Sale:
	Pooled Trust Preferred Securities	Single Trust Preferred Securities	Private Mortgage- Backed Securities	Total
	(Dollars in thousands)
Balance at March 31, 2013	$3,292	$—	$3,370	$6,662
Gains and (losses) (realized/unrealized)
Included in earnings	—	—	—	—
Included in other comprehensive income	351	—	(51)	300
Purchases	—	—	—	—
Sales	—	—	—	—
Issuances	—	—	—	—
Settlements	(26)	—	(283)	(309)
Transfers into (out of) level 3	—	—	—	—
Balance at June 30, 2013	$3,617	$—	$3,036	$6,653

Balance at January 1, 2012	$2,820	$4,210	$6,110	$13,140
Gains and (losses) (realized/unrealized)
Included in earnings	—	—	(76)	(76)
Included in other comprehensive income	313	703	411	1,427
Purchases	—	—	—	—
Sales	—	—	—	—
Issuances	—	—	—	—
Settlements	(152)	—	(2,913)	(3,065)
Transfers into (out of) level 3	—	(4,913)	—	(4,913)
Balance at December 31, 2012	$2,981	$—	$3,532	$6,513
Gains and (losses) (realized/unrealized)
Included in earnings	—	—	—	—
Included in other comprehensive income	831	—	(89)	742
Purchases	—	—	—	—
Sales	—	—	—	—
Issuances	—	—	—	—
Settlements	(195)	—	(407)	(602)
Transfers into (out of) level 3	—	—	—	—
Balance at June 30, 2013	$3,617	$—	$3,036	$6,653
During the first quarter of 2012 the Company transferred the Single Issuer Trust Preferred Security from Level 3 to Level 2. The reason for this transfer was increased trading of the security, enabling the use of more observable inputs. It is the Company’s policy to recognize the transfers as of the end of the reporting period. There were no transfers between the Levels of the fair value hierarchy for any assets or liabilities measured at fair value on a recurring basis during the second quarter of 2013.

The following table sets forth certain unobservable inputs regarding the Company’s investment in securities that are classified as Level 3 for the periods indicated:

	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range	Weighted Average
	(Dollars in thousands)
	June 30, 2013
Pooled trust preferred securities	$3,617	Discounted cash flow methodology	Cumulative Prepayment	0%-76.0%	7.2%
			Cumulative Default	2.0%-100.0%	18.6%
			Loss Given Default	85.0% - 100.0%	95.4%
			Cure Given Default	0% - 75.0%	36.6%
Private mortgage-backed securities	$3,036	Multi-dimensional spread tables	Cumulative Prepayment Rate	14.4%-14.5%	14.5%
			Constant Default Rate	0.8% -20.3%	4.0%
			Severity	21.0% -52.0%	34.1%
Impaired loans	$10,105	Appraisals of collateral (1)
Other real estate owned	$9,211	Appraisals of collateral (1)
	December 31, 2012
Pooled trust preferred securities	$2,981	Discounted cash flow methodology	Cumulative Prepayment	0%-76.0%	7.5%
			Cumulative Default	3.0%-100.0%	19.6%
			Loss Given Default	85.0% - 100.0%	94.9%
			Cure Given Default	0% - 75.0%	33.8%
Private mortgage-backed securities	$3,532	Multi-dimensional spread tables	Cumulative Prepayment Rate	10.3%-14.5%	13.9%
			Constant Default Rate	0.9% -20.4%	4.0%
			Severity	20.0% -55.0%	33.6%
Impaired loans	$7,817	Appraisals of collateral (1)
Other real estate owned	$11,974	Appraisals of collateral (1)

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
	June 30, 2013
	(Dollars in thousands)
Financial assets
Securities held to maturity (a)
U.S. Treasury securities	$1,012	$1,074	—	$1,074	—
Agency mortgage-backed securities	56,889	58,869	—	58,869	—
Agency collateralized mortgage obligations	159,945	158,211	—	158,211	—
State, county, and municipal securities	916	926	—	926	—
Single issuer trust preferred securities issued by banks	1,510	1,530	—	1,530	—
Corporate debt securities	5,006	5,241	—	5,241	—
Loans, net of allowance for loan losses (b)	4,477,135	4,433,316	—	—	4,433,316
Financial liabilities
Time certificates of deposits (c)	$709,971	$713,800	—	$713,800	—
Federal home loan bank advances and other borrowings (c)	261,456	268,993	—	268,993	—
Wholesale and customer repurchase agreements (c)	191,826	193,497	—	—	193,497
Junior subordinated debentures (d)	74,018	75,805	—	75,805	—
Subordinated debentures (c)	30,000	20,758	—	—	20,758
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
The Company believes its financial instruments current use is considered to be the highest and best use of the instruments.

NOTE 9 – COMPREHENSIVE INCOME/LOSS
Information on the Company’s comprehensive income, presented net of taxes, is set forth below for the periods indicated:

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount
	(Dollars in thousands)			(Dollars in thousands)
Change in fair value of securities available for sale	$(7,502)	$2,910	$(4,592)	$(8,736)	$3,365	$(5,371)
Less: net security losses reclassified into other noninterest income (1)	4	(1)	3	4	(1)	3	(4)
Change in fair value of securities available for sale	(7,498)	2,909	(4,589)	(8,732)	3,364	(5,368)
Change in fair value of cash flow hedges	1,294	(529)	765	1,289	(526)	763
Less: net cash flow hedge losses reclassified into interest on borrowings expense (2)	1,443	(589)	854	2,859	(1,168)	1,691	(4)
Net change in fair value of cash flow hedges	2,737	(1,118)	1,619	4,148	(1,694)	2,454
Amortization of certain costs included in net periodic retirement costs (3)	51	(9)	42	73	(30)	43	(4)
Total other comprehensive income (loss)	$(4,710)	$1,782	$(2,928)	$(4,511)	$1,640	$(2,871)

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount
	(Dollars in thousands)			(Dollars in thousands)
Change in fair value of securities available for sale	$(186)	$47	$(139)	$(432)	$132	$(300)
Less: net security losses reclassified into other noninterest income (1)	76	(31)	45	76	(31)	45	(4)
Change in fair value of securities available for sale	(110)	16	(94)	(356)	101	(255)
Change in fair value of cash flow hedges	(2,074)	847	(1,227)	(2,021)	825	(1,196)
Less: net cash flow hedge losses reclassified into interest on borrowings expense (2)	1,346	(550)	796	2,638	(1,077)	1,561	(4)
Net change in fair value of cash flow hedges	(728)	297	(431)	617	(252)	365
Amortization of certain costs included in net periodic retirement costs (3)	39	(16)	23	77	(31)	46	(4)
Total other comprehensive income	$(799)	$297	$(502)	$338	$(182)	$156

(1)	Net security losses includes pre-tax OTTI credit related losses of $0 for the three and six month ended June 30, 2013 and $76,000 for the three and six months ended June 30, 2012.

(2)
Includes the remaining balance of a realized but unrecognized gain, net of tax, from the termination of interest rate swaps in June 2009. The original gain of $1.4 million, net of tax, will be recognized in earnings through December 2018, the original maturity date of the swap. The balance of this gain has amortized to $787,000 and $931,000 at June 30, 2013 and 2012, respectively.

(3)
The amortization of prior service costs is included in the computation of net periodic pension cost as disclosed in the Employee Benefit Plans footnote in the Company's Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission.

(4)
Total reclassifications into income for the period were $899,000 and $1,737,000 for the three and six months ending June 30, 2013 and $864,000 and $1,652,000 for the three and six months ending June 30, 2012, respectively.

Information on the Company’s accumulated other comprehensive income (loss), net of tax is comprised of the following components as of the periods indicated:

	Unrealized Gain on Securities	Unrealized Loss on Cash Flow Hedge	Deferred Gain on Hedge Transactions	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss
	2013
	(Dollars in thousands)
Beginning balance January 1, 2013	$5,478	$(9,577)	$859	$(1,286)	$(4,526)
Net change in other comprehensive income (loss)	$(5,368)	$2,526	$(72)	$43	$(2,871)
Ending balance June 30, 2013	110	(7,051)	787	(1,243)	(7,397)
	2012
Beginning balance January 1, 2012	$6,574	$(10,804)	$1,004	$(1,260)	$(4,486)
Net change in other comprehensive income (loss)	$(255)	$438	$(73)	$46	$156
Ending balance June 30, 2012	6,319	(10,366)	931	(1,214)	(4,330)

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

		Three Months Ended
	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012
	(Dollars in thousands, except per share data)
Financial condition data
Securities available for sale	$303,855	$335,693	$329,286	$323,156	$338,331
Securities held to maturity	225,278	209,090	178,318	186,842	188,450
Loans	4,530,111	4,487,478	4,519,011	4,056,135	3,980,789
Allowance for loan losses	(52,976)	(51,906)	(51,834)	(49,746)	(48,403)
Goodwill and core deposit intangibles	161,089	161,616	162,144	137,293	139,924
Total assets	5,852,595	5,721,120	5,756,985	5,192,094	5,124,564
Total deposits	4,676,463	4,551,410	4,546,677	4,117,847	4,078,133
Total borrowings	557,300	550,782	591,055	489,899	476,217
Stockholders’ equity	543,605	537,575	529,320	492,965	483,592
Income statement
Interest income	$51,495	$50,820	$51,414	$48,555	$48,426
Interest expense	5,880	5,958	5,935	5,717	5,798
Net interest income	45,615	44,862	45,479	42,838	42,628
Provision for loan losses	3,100	1,300	4,350	3,606	8,500
Noninterest income	16,692	15,724	17,016	16,108	14,983
Noninterest expenses	42,164	42,920	45,050	40,052	36,999
Net income	12,758	12,252	9,968	11,601	8,874

Per share date
Net income—basic	$0.56	$0.54	$0.45	$0.54	$0.41
Net income—diluted	0.56	0.54	0.45	0.53	0.41
Cash dividends declared	0.22	0.22	0.21	0.21	0.21
Book value	23.73	23.50	23.24	22.75	22.36
Performance ratios
Return on average assets	0.89%	0.88%	0.73%	0.91%	0.71%
Return on average common equity	9.40%	9.25%	7.68%	9.39%	7.34%
Net interest margin (on a fully tax equivalent basis)	3.57%	3.58%	3.68%	3.72%	3.80%
Equity to assets	9.29%	9.40%	9.19%	9.49%	9.44%
Dividend payout ratio	39.50%	—%	93.60%	39.23%	51.19%
Asset quality
Nonperforming loans	36,549	33,091	28,766	31,081	31,322
Nonperforming assets	48,105	46,815	42,427	41,529	43,857
Nonperforming loans as a percent of gross loans	0.81%	0.74%	0.64%	0.77%	0.79%
Nonperforming assets as a percent of total assets	0.82%	0.82%	0.74%	0.80%	0.86%
Allowance for loan losses as a percent of total loans	1.17%	1.16%	1.15%	1.23%	1.22%
Allowance for loan losses as a percent of nonperforming loans	144.95%	156.86%	180.19%	160.05%	154.53%
Capital ratios
Tier 1 leverage capital ratio	8.56%	8.51%	8.65%	8.73%	8.68%
Tier 1 risk-based capital ratio	10.62%	10.57%	10.36%	10.72%	10.64%
Total risk-based capital ratio	12.49%	12.43%	12.23%	12.71%	12.63%

Executive Level Overview

During the second quarter of 2013 the Company experienced continued business volume growth, as indicated by the growth in the commercial portfolio as the pipeline continues rebuilding nicely following the high level of closings experienced during the fourth quarter of 2012. Offsetting the growth in the commercial portfolio was a decrease in the residential portfolio due to high prepayment activity combined with management's ongoing decision to not retain long-term fixed rated mortgages on the balance sheet. Deposit balances increased during the second quarter, with core deposits now comprising 84.6% of total deposits. The cost of total deposits continued its decline, helping the Company mitigate the strong pressure on earning asset yields from the low rate environment.

The following table illustrates key performance measures for the periods indicated, however the year to year comparison is somewhat affected by the loan fraud of $4.0 million, or $0.11 per share recorded in the second quarter of 2012.

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
	(Dollars in thousands, except per share data)
Net income	$12,758	$8,874	$25,010	$21,057
Net income on an operating basis	$13,216	$9,271	$26,516	$21,454
Noninterest income	$16,692	$14,983	$32,414	$28,893
Diluted earnings per share	$0.56	$0.41	$1.09	$0.97
Return on average assets on an operating basis	0.93%	0.74%	0.94%	0.87%
Return on common average equity on an operating basis	9.74%	7.67%	9.89%	8.97%
Net interest margin	3.57%	3.80%	3.58%	3.81%

The Company is focused on growing noninterest income as management continues to emphasize the importance of noninterest income in this prolonged low interest rate environment. The following chart shows the steady increase in noninterest income as a percentage of total revenue over the past five years.

The Company's focus on core checking accounts on both a personal and business level, as well as increased debit card usage, has led to increased interchange revenues. Deposit account fees have also increased, as has loan level derivative income. Investment management income also continues to be a large contributor to the noninterest income category as assets under administration have increased.

The net interest margin for the quarter decreased to 3.57%, down 1 basis point from the prior quarter. Although a decrease in the net interest margin was anticipated due to the prolonged low rate environment, it was countered slightly by the benefit of increased yields on purchased loans, as well as an improved balance sheet mix. Also, countering the pressure from this interest rate environment, the Company was successful in growing its interest earning assets, driven by its commercial loan portfolio, which grew by $86.7 million during the second quarter of 2013, or 11.2% on an annualized basis. The Company is focused on maintaining a relatively stable net interest margin while positioning itself to take advantage of future rate increases as noted in the chart below, which reflects the estimated impact on the Company's net interest income, assuming a static balance sheet, under the following four gradual (12 to 24 month) shifts in interest rates:

1.Down 100 basis points over 12 months (parallel yield curve shift)
2.Up 200 basis points over 12 months (parallel yield curve shift)
3.Up 400 basis points over 24 months (parallel yield curve shift)

4.	Flat up 500 basis points over 12 months (asymmetrical yield curve shift with short-term rates rising

500 basis points and overall flatting of the yield curve)

As noted in the chart above, the Company is fundamentally positioned for a rising rate environment. The increase in market rates, combined with the Company's asset sensitive balance sheet, should continue to provide modest relief for the remainder of 2013. Management's approach to balance sheet strategy and the net interest margin continues to emphasize growth in the commercial portfolio, funding by core deposits, and continued disciplined asset quality. Management will work to ensure that asset generation is structured with a keen view toward interest-rate sensitivity and expects to avoid significant security purchases in this low rate environment. The following tables show the trends over the past five years in the Company's interest-earning assets and funding mixes based on these principles:

Asset quality remains strong, as net charge-offs decreased to $3.3 million during the first half of 2013, or 0.15% on an annualized basis of average loans, as compared to $10.0 million, or 0.52% annualized, for the first half of 2012. The prior year was negatively impacted by an isolated loan fraud of $4.0 million, inflating the prior year metrics. Accordingly, the provision for loan losses decreased to $4.4 million as compared to $10.1 million in the first six months of 2012. The allowance for loan losses as a percentage of loans was 1.17% and 1.15% as of June 30, 2013 and December 31, 2012, respectively. Nonperforming loans increased by $7.8 million to $36.5 million, or 0.81% of total loans at June 30, 2013, from $28.8 million, or 0.64% of total loans at March 31, 2013. The increase in nonperforming loans is partially driven by an increase in the home equity portfolio, relating to performing junior lien mortgages. While these loans are currently performing they are placed on nonaccrual as a result of delinquency with respect to the first position, which is held by other financial institutions. Delinquency as a percentage of loans remains low at 1.03% at June 30, 2013, an increase when compared to 0.82% at June 30, 2012.
2013 Outlook

Despite the industry-wide challenges of a modestly improving economy, increased competition, continued pressure on the net interest margin, management anticipates that its strategy to grow solid core banking relationships with existing customers, while continually adding new relationships in the attractive markets of Eastern Massachusetts and Rhode Island, will result in diluted earnings per share for 2013 in a range of $2.28 to $2.38, on an operating basis.
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
The following tables summarizes the impact of noncore items recorded for the time periods indicated below and reconciles them in accordance with GAAP:

	Three Months Ended June 30
	Net Income		Diluted Earnings Per Share
	2013	2012	2013	2012
	(Dollars in thousands)
As reported (GAAP)
Net income available to common shareholders (GAAP)	$12,758	$8,874	$0.56	$0.41
Non-GAAP measures
Noninterest expense components
Merger and acquisition expenses, net of tax	458	397	0.02	0.02
Severance, net of tax	—	—	—	—
Total impact of noncore items	458	397	0.02	0.02
As adjusted (NON-GAAP)	$13,216	$9,271	$0.58	$0.43

	Six Months Ended June 30
	Net Income		Diluted Earnings Per Share
	2013	2012	2013	2012
	(Dollars in thousands)
As reported (GAAP)
Net income available to common shareholders (GAAP)	$25,010	$21,057	1.09	$0.97
Non-GAAP measures
Noninterest expense components
Merger and acquisition expenses, net of tax	1,314	397	0.06	0.02
Severance, net of tax	192	—	0.01	—
Total impact of noncore items	1,506	397	0.07	0.02
As adjusted (NON-GAAP)	$26,516	$21,454	1.16	$0.99

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
There have been no material changes in critical accounting policies during the first six months of 2013. Please refer to the 2012 Form 10-K for a complete listing of critical accounting policies.

FINANCIAL POSITION
Securities Portfolio The Company’s securities portfolio consists of securities available for sale and securities which management intends to hold until maturity. Securities increased by $21.5 million, or 4.2%, at June 30, 2013 as compared to December 31, 2012 due principal paydowns. The ratio of securities to total assets as of June 30, 2013 was 9.0%, compared to 8.8% at December 31, 2012.
The Company continually reviews investment securities for the presence of other-than-temporary impairment (“OTTI”). Further analysis of the Company’s OTTI can be found in Note 3 “Securities” within Notes to Consolidated Financial Statements included in Item 1 hereof.
Residential Mortgage Loan Sales The Company’s primary loan sale activity arises from the sale of government sponsored enterprise eligible residential mortgage loans to other financial institutions. During 2013 and 2012, the Bank originated residential loans with the intention of selling them in the secondary market. Loans may be sold with servicing rights released or with servicing rights retained. A mortgage servicing asset is recognized when a loan is sold with servicing rights retained. During the three and six months ended June 30, 2013 the Company sold $83.6 million and $187.5 million of mortgage loans compared to $76.2 million and $139.3 million for the three and six months ended June 30, 2012.
When a loan is sold, the Company enters into agreements that contain representations and warranties about the characteristics of the loans sold and their origination. The Company may be required to either repurchase mortgage loans or to indemnify the purchaser from losses if representations and warranties are breached. During the three and six months ended June 30, 2013 and 2012 the Company incurred an immaterial amount of losses on loans that were agreed to be repurchased. The Company has not at this time established a reserve for loan repurchases as it believes future material losses are not probable.
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
Loan Portfolio Management continues to focus on growth in the commercial and home equity lending categories, while placing less emphasis on the other lending categories. Management believes this emphasis is prudent, given the prevailing interest rate and economic environment, as well as strategic priorities. At June 30, 2013, the Bank’s loan portfolio remained relatively flat at $4.5 billion. Loans grew in the commercial portfolio by $125.2 million for the first half of 2013, or 8.2% on an annualized basis. Offsetting the growth in commercial, the residential portfolio decreased by $99.3 million in the first half of 2013, or 32.7% on an annualized basis, due to continued high prepayment activity combined with management's ongoing decision to not retain long-term fixed rate mortgages on the balance sheet.

The Bank’s commercial and industrial portfolio has shown growth of 8.0% for the six months ended June 30, 2013. This portfolio is well-diversified with loans to various types of industries. The following pie chart shows the diversification of the commercial and industrial portfolio as of June 30, 2013:

(Dollars in thousands)
Average loan size	$212
Largest individual commercial and industrial loan	$13,743
Commercial and industrial nonperforming loans/commercial and industrial loans	0.41%
The Bank’s commercial real estate portfolio, inclusive of commercial construction, is the Bank’s largest loan type concentration and has grown by 3.1% for the six months ended June 30, 2013. This portfolio is also well-diversified with loans secured by a variety of property types, such as owner-occupied and nonowner-occupied commercial, retail, office, industrial, warehouse, industrial development bonds, and other special purpose properties, such as hotels, motels, nursing homes, restaurants, churches, recreational facilities, marinas, and golf courses. Commercial real estate also includes loans secured by certain residential-related property types including multi-family apartment buildings, residential development tracts and condominiums. The following pie chart shows the diversification of the commercial real estate portfolio as of June 30, 2013:

(Dollars in thousands)
Average loan size	$721
Largest individual commercial real estate mortgage	$18,000
Commercial real estate nonperforming loans/commercial real estate loans	0.45%
Owner occupied commercial real estate loans/commercial real estate loans	17.9%

In addition to the commercial portfolios, the Bank also originates both fixed-rate and adjustable-rate residential real estate loans as well as residential construction lending related to single-home residential development within the Bank's market area. The Bank also provides home equity loans and lines that may be made as a fixed rate term loan or under a variable rate revolving line of credit secured by a first or second mortgage on the borrower's residence or second home. Additionally, the Bank makes loans for a wide variety of other personal needs. Consumer loans primarily consist of installment loans and overdraft protections. The residential and consumer portfolios have decreased by $115.1 million for the six months ended June 30, 2013.

Asset Quality    The Company continually monitors the asset quality of the loan portfolio using all available information. Based on this assessment, loans demonstrating certain payment issues or other weaknesses may be categorized as delinquent, impaired, nonperforming and/or put on nonaccrual status. Additionally, in the course of resolving such loans, the Company may choose to restructure the contractual terms of certain loans to match the borrower’s ability to repay the loan based on their current financial condition. If a restructured loan meets certain criteria, it may be categorized as a troubled debt restructuring (TDR).

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

Nonaccrual Loans    As a general rule, within commercial real estate or home equity categories, loans more than 90 days past due with respect to principal or interest are classified as nonaccrual loans. As permitted by banking regulations, certain consumer loans past due 90 days or more continue to accrue interest. Certain commercial and real estate loans that are more than 90 days past due may be kept on an accruing status if the loans are well secured and in the process of collection. Additionally, a junior lien mortgage may be placed on nonaccrual as a result of delinquency with respect to the first position, which is held by another financial institution, while the loan in second position is currently performing. Income accruals are suspended on all nonaccrual loans and all previously accrued and uncollected interest is reversed against current income. A loan remains on nonaccrual status until it becomes current with respect to principal and interest (and in certain instances remains current for up to six months), when the loan is liquidated, or when the loan is determined to be uncollectible and is charged-off against the allowance for loan losses.

Troubled Debt Restructurings    In the course of resolving problem loans, the Bank may choose to restructure the contractual terms of certain loans. The Bank attempts to work out an alternative payment schedule with the borrower in order to avoid or cure a default. Any loans that are modified are reviewed by the Bank to identify if a TDR has occurred, which is when, for economic or legal reasons related to a borrower’s financial difficulties, the Bank grants a concession to the borrower that it would not otherwise consider. Terms may be modified to fit the ability of the borrower to repay in line with its current financial status and the restructuring of the loan may include adjustments to interest rates, extensions of maturity, consumer loans where the borrower's obligations have been effectively discharged through Chapter 7 Bankruptcy and the borrower has not reaffirmed the debt to the Bank, and other actions intended to minimize economic loss and avoid foreclosure or repossession of collateral. If such efforts by the Bank do not result in satisfactory performance, the loan is referred to legal counsel, at which time foreclosure proceedings are initiated. At any time prior to a sale of the property at foreclosure, the Bank may terminate foreclosure proceedings if the borrower is able to work-out a satisfactory payment plan.
It is the Bank’s policy to have any restructured loans which are on nonaccrual status prior to being modified remain on nonaccrual status for six months, subsequent to being modified, before management considers its return to accrual status. If the restructured loan is on accrual status prior to being modified, it is reviewed to determine if the modified loan should remain on accrual status. Loans that are considered TDRs are classified as performing, unless they are on nonaccrual status or greater than 90 days delinquent. Loans classified as TDRs remain classified as such for the life of the loan, except in limited circumstances, when it may be determined that the borrower is performing under modified terms and the restructuring agreement specified an interest rate greater than or equal to an acceptable market rate for a comparable new loan at the time of the restructuring.

Purchased Credit Impaired Loans    Purchased Credit Impaired (“PCI”) loans are acquired loans which had evidence of deterioration in credit quality since origination and for which it is probable that all contractually required payments will not be collected. The PCI loans are recorded at fair value without any carryover of the allowance for loan losses. The excess cash flows expected to be collected over the carrying amount of the loans, referred to as the "accretable yield", is accreted into interest income over the life of the loans using the effective yield method. Accordingly, PCI loans are not subject to classification as nonaccrual in the same manner as originated loans, rather they are generally considered to be accruing loans to the extent there is a reasonable expectation about the timing and amount of cash flows expected to be collected, however, PCI loans can be placed on nonaccrual in limited circumstances. The carrying amount of these purchased credit impaired loans was $27.7 as of June 30, 2013 as compared to $32.1 million as of December 31, 2012. See Note 4, "Loans, Allowance for Loan Losses and Credit Quality" within Notes to Consolidated Financial Statements included in Item 1 hereof for more information.
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
Other assets in possession primarily consist of foreclosed assets and other non real estate assets deemed to be in control of the Company.

The following table sets forth information regarding nonperforming assets held by the Bank at the dates indicated:
Table 1—Nonperforming Assets

	June 30, 2013	December 31, 2012	June 30, 2012
	(Dollars in thousands)
Loans Accounted for on a nonaccrual basis
Commercial and industrial	$3,009	$2,666	$4,404
Commercial real estate	10,134	6,574	9,371
Small business	698	570	588
Residential real estate	12,496	11,472	9,939
Home equity	10,024	7,311	6,730
Other consumer	134	121	211
Total (1)	$36,495	$28,714	$31,243
Loans past due 90 days or more but still accruing
Home equity	—	—	38
Other consumer	54	52	41
Total	$54	$52	$79
Total nonperforming loans	$36,549	$28,766	$31,322
Nonaccrual securities (2)	2,169	1,511	1,259
Other real estate owned	9,211	11,974	2,062
Other assets in possession	176	176	9,214
Total nonperforming assets	$48,105	$42,427	$43,857
Nonperforming loans as a percent of gross loans	0.81%	0.64%	0.79%
Nonperforming assets as a percent of total assets	0.82%	0.74%	0.86%

(1)	Inclusive of TDRs on nonaccrual of $9.8 million, $6.6 million, and $4.6 million, at June 30, 2013, December 31, 2012, and June 30, 2012, respectively.

(2)	Amounts represent the fair value of six nonaccrual securities.

The following table shows the roll-forward of nonperforming assets for the periods indicated:
Table 2—Activity in Nonperforming Assets

	Three Months Ended		Six Months Ended
	June 30, 2013		June 30, 2013
	(Dollars in thousands)
Nonperforming assets beginning balance		$46,815		$42,427
New to nonperforming		11,907		22,150
Loans charged-off		(2,479)		(4,053)
Loans paid-off		(4,543)		(6,945)
Loans transferred to other real estate owned and foreclosed assets		(368)		(1,139)
Loans restored to accrual status		(1,087)		(2,183)
Change to other real estate owned
New to other real estate owned	$368		$1,139
Valuation write down	(167)		(653)
Sale of Other Real Estate Owned	(3,793)		(4,711)
Development of other real estate owned	1,158		1,462
Total change to other real estate owned	(2,434)	(2,434)	(2,763)	(2,763)
Change in fair value on nonaccrual securities		266		658
Other		28		(47)
Nonperforming assets ending balance		$48,105		$48,105

The following table sets forth information regarding troubled debt restructured loans as of the dates indicated:
Table 3—Troubled Debt Restructurings

	June 30, 2013	December 31, 2012
	(Dollars in thousands)
Performing troubled debt restructurings	$38,898	$46,764
Nonaccrual troubled debt restructurings	9,777	6,554
Total	$48,675	$53,318
Performing troubled debt restructurings as a % of total loans	0.85%	1.03%
Nonaccrual troubled debt restructurings as a % of total loans	0.22%	0.15%
Total troubled debt restructurings as a % of total loans	1.07%	1.18%

The following table shows the roll-forward of TDRs for the periods indicated:
Table 4—Activity in Troubled Debt Restructurings

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
	(Dollars in thousands)
TDRs beginning balance	$50,430	$53,318
New to TDR status	1,782	3,267
Paydowns	(3,190)	(7,234)
Charge-offs	(347)	(676)
TDRs ending balance	$48,675	$48,675

The table below shows interest income on all nonaccrual loans and performing TDRs as of the dates indicated:
Table 5 - Interest Income on
Nonaccrual Loans and Troubled Debt Restructurings

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
	(Dollars in thousands)
The amount of gross interest income that would have been recorded if nonaccrual loans had been current in accordance with their original terms	$467	$352	$855	$790
The amount of interest income on those loans that was included in net income	$605	$828	$1,128	$1,481
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
At June 30, 2013, impaired loans included all commercial and industrial loans, commercial real estate loans, commercial construction, and small business loans that are on nonaccrual status, TDRs, and other loans that have been categorized as impaired. Total impaired loans at June 30, 2013 and December 31, 2012 were $71.4 million and $66.7 million, respectively. For additional information regarding the Bank’s asset quality, including delinquent loans, nonaccruals, TDRs, and impaired loans, see Note 4, “Loans, Allowance for Loan Losses, and Credit Quality” within Notes to Consolidated Financial Statements included in Item 1 hereof.

Potential problem loans are any loans which are not included in nonaccrual or nonperforming loans, where known information about possible credit problems of the borrowers causes management to have concerns as to the ability of such borrowers to comply with present loan repayment terms. The table below shows the potential problem commercial loans at the time periods indicated:
Table 6 - Potential Problem Commercial Loans

	June 30, 2013	December 31, 2012
	(Dollars in thousands)
Number of loan relationships	68	70
Aggregate outstanding balance	$93,947	$110,624
At June 30, 2013, these potential problem loans continued to perform with respect to payments. Management actively monitors these loans and strives to minimize any possible adverse impact to the Bank.
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

The following table summarizes changes in the allowance for loan losses and other selected statistics for the periods presented:

Table 7—Summary of Changes in the Allowance for Loan Losses

	Three Months Ended
	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012
	(Dollars in thousands)
Average loans	$4,540,997	$4,495,804	$4,303,254	$4,008,238	$3,947,785
Allowance for loan losses, beginning of period	$51,906	$51,834	$49,746	$48,403	$48,340
Charged-off loans
Commercial and industrial	1,302	423	202	1,267	4,707
Commercial real estate	196	407	990	621	2,133
Commercial construction	—	—	—	—	—
Small business	276	145	212	98	136
Residential real estate	186	61	653	227	105
Home equity	257	277	672	365	1,391
Other consumer	260	261	325	247	296
Total charged-off loans	2,477	1,574	3,054	2,825	8,768
Recoveries on loans previously charged-off
Commercial and industrial	103	136	528	122	113
Commercial real estate	8	—	—	188	—
Commercial construction	—	—	—	—	—
Small business	37	39	15	21	46
Residential real estate	86	—	72	79	—
Home equity	30	21	26	36	18
Other consumer	183	150	151	116	154
Total recoveries	447	346	792	562	331
Net loans Charged-off
Commercial and industrial	1,199	287	(326)	1,145	4,594
Commercial real estate	188	407	990	433	2,133
Commercial construction	—	—	—	—	—
Small business	239	106	197	77	90
Residential real estate	100	61	581	148	105
Home equity	227	256	646	329	1,373
Other consumer	77	111	174	131	142
Total net loans charged-off	2,030	1,228	2,262	2,263	8,437
Provision for loan losses	3,100	1,300	4,350	3,606	8,500
Total allowances for loan losses end of period	$52,976	$51,906	$51,834	$49,746	$48,403
Net loans charged-off as a percent of average total loans (annualized)	0.18%	0.11%	0.21%	0.22%	0.86%
Total allowance for loan losses as a percent of total loans	1.17%	1.16%	1.15%	1.23%	1.22%
Total allowance for loan losses as a percent of nonperforming loans	144.95%	156.86%	180.19%	160.05%	154.53%
Net loans charged-off as a percent of allowance for loan losses (annualized)	15.37%	9.59%	17.36%	18.10%	70.11%
Recoveries as a percent of charge-offs	18.05%	21.98%	25.93%	19.89%	3.78%

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

The following table sets forth the allocation of the allowance for loan losses by loan category at the dates indicated:
Table 8—Summary of Allocation of Allowance for Loan Losses

	June 30, 2013		December 31, 2012
	Allowance Amount	Percent of Loans In Category To Total Loans	Allowance Amount	Percent of Loans In Category To Total Loans
	(Dollars in thousands)
Commercial and industrial	$14,325	16.4%	$13,461	15.2%
Commercial real estate	23,029	47.5%	22,598	46.9%
Commercial construction	3,422	5.1%	2,811	4.2%
Small business	1,295	1.7%	1,524	1.7%
Residential real estate	2,959	11.3%	2,930	13.6%
Home equity	7,267	17.5%	7,703	17.8%
Other consumer	679	0.5%	807	0.6%
Total allowance for loan losses	$52,976	100.0%	$51,834	100.0%
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
Federal Home Loan Bank Stock The Bank held an investment in Federal Home Loan Bank (“FHLB”) of Boston of $38.7 million and $41.8 million at June 30, 2013 and December 31, 2012, respectively. The FHLB is a cooperative that provides services to its member banking institutions. The primary reason for the FHLB of Boston membership is to gain access to a reliable source of wholesale funding, particularly term funding, as a tool to manage interest rate risk. The purchase of stock in the FHLB is a requirement for a member to gain access to funding. The Company purchases FHLB stock proportional to the volume of funding received and views the purchases as a necessary long-term investment for the purposes of balance sheet liquidity and not for investment return.
Goodwill and Identifiable Intangible Assets Goodwill and identifiable intangible assets were $161.1 million and $162.1 million at June 30, 2013 and December 31, 2012, respectively.
The Company typically performs its annual goodwill impairment testing during the third quarter of the year, unless certain indicators suggest earlier testing to be warranted. The Company plans on performing the 2013 testing during the upcoming third quarter.
Cash Surrender Value of Life Insurance Policies The Bank holds life insurance policies for the purpose of offsetting its future obligations to its employees under its retirement and benefits plans. The cash surrender value of life insurance policies was

$98.9 million and $97.3 million at June 30, 2013 and December 31, 2012, respectively. The Bank recorded tax exempt income from the life insurance policies of $786,000 and $1.5 million for the three and six months ended June 30, 2013, respectively, an increase of 6.1% and 5.3%, respectively, compared to the year ago periods.
Deposits As of June 30, 2013, deposits increased by 2.9% to $4.7 billion when compared to $4.5 billion at December 31, 2012, with core deposits representing 84.6% of total deposits. Total cost of deposits was 0.23% for the quarter, reflecting management's continued emphasis on core deposits and profitable relationships.
The Bank also participates in the Certificate of Deposit Registry Service (“CDARS”) program, allowing the Bank to provide easy access to multi-million dollar FDIC deposit insurance protection on certificate of deposits investments for consumers, businesses and public entities. The economic downturn and subsequent flight to safety makes CDARS an attractive product for customers. In addition, the Bank may occasionally raise funds through brokered certificates of deposit. This channel allows the Bank to seek additional funding in potentially large quantities by attracting deposits from outside the Bank’s core market. At June 30, 2013 and December 31, 2012, the Company had $81.1 million and $96.0 million, respectively, of brokered deposits of which $57.3 million and $72.2 million, respectively, were CDARS.

Borrowings The Company’s borrowings consist of both short-term and long-term borrowings and provide the Bank with one of its primary sources of funding. The borrowings also serve the Bank by providing a contingent source of liquidity.

The Company’s borrowings consisted of the following as of the periods indicated:
Table 9—Borrowings

	June 30, 2013	December 31, 2012
	(Dollars in thousands)
Short-term borrowings - one year and under (1)
Federal Home Loan Bank and other borrowings (2)	$150,305	$175,245
Customer repurchase agreements	141,826	153,359
Total short-term borrowings	$292,131	$328,604
Long-term borrowings - over one year (1)
Federal Home Loan Bank borrowings	$111,151	$108,324
Wholesale repurchase agreements	50,000	50,000
Junior subordinated debentures:
Capital Trust V	51,547	51,547
Slades Ferry Trust I	10,310	10,310
Central Trust I	5,258	5,258
Central Trust II	6,903	7,012
Subordinated debentures	30,000	30,000
Total long-term borrowings	$265,169	$262,451
Total borrowings	$557,300	$591,055
(1) Classification is based upon duration at origination and not predicated upon remaining time to maturity.
(2) Includes a $12.0 million, at December 31, 2012, Parent Company outstanding line of credit.
As of June 30, 2013 and December 31, 2012, the Bank had $2.8 billion and $3.0 billion, respectively, of assets pledged as collateral against borrowings. These assets are primarily pledged to the FHLB of Boston, the Federal Reserve Bank of Boston, and serve as collateral for customer repurchase agreements.

Capital Resources On June 20, 2013, the Company’s Board of Directors declared a cash dividend of $0.22 per share to stockholders of record as of the close of business on July 1, 2013. This dividend was paid on July 12, 2013.
The Federal Reserve, the FDIC, and other regulatory agencies have established capital guidelines for banks and bank holding companies. Risk-based capital guidelines issued by the federal regulatory agencies require banks to meet a minimum Tier 1 risk-based capital ratio of 4.0% and a total risk-based capital ratio of 8.0%. A minimum requirement of 4.0% Tier 1 leverage capital is also mandated. At June 30, 2013, the Company and the Bank exceeded the minimum requirements for Tier 1 risk-based, total risk-based capital, and Tier 1 leverage capital.

The Company’s and the Bank’s actual capital amounts and ratios are also presented in the following table:
Table 10—Company and Bank's Capital Amounts and Ratios

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	June 30, 2013
	(Dollars in thousands)
Company (consolidated)
Total capital (to risk weighted assets)	$560,859	12.49%	359,347	≥	8.00%	N/A		N/A
Tier 1 capital (to risk weighted assets)	477,118	10.62%	179,673	≥	4.00%	N/A		N/A
Tier 1 capital (to average assets)	477,118	8.56%	222,914	≥	4.00%	N/A		N/A
Bank
Total capital (to risk weighted assets)	$548,969	12.23%	$359,189	≥	8.00%	$448,987	≥	10.00%
Tier 1 capital (to risk weighted assets)	465,229	10.36%	179,595	≥	4.00%	269,392	≥	6.00%
Tier 1 capital (to average assets)	465,229	8.35%	222,961	≥	4.00%	278,702	≥	5.00%
	December 31, 2012
	(Dollars in thousands)
Company (consolidated)
Total capital (to risk weighted assets)	$541,119	12.23%	$354,086	≥	8.00%	N/A		N/A
Tier 1 capital (to risk weighted assets)	458,638	10.36%	177,043	≥	4.00%	N/A		N/A
Tier 1 capital (to average assets)	458,638	8.65%	212,015	≥	4.00%	N/A		N/A
Bank
Total capital (to risk weighted assets)	$534,182	12.07%	$353,965	≥	8.00%	$442,456	≥	10.00%
Tier 1 capital (to risk weighted assets)	451,701	10.21%	176,983	≥	4.00%	265,474	≥	6.00%
Tier 1 capital (to average assets)	451,701	8.52%	212,074	≥	4.00%	265,093	≥	5.00%

In July 2013, the U.S. federal banking agencies approved an interim final rule which consolidates and adopts, with revisions, the three Notices of Proposed Rulemaking (“NPR's”) that were previously issued to implement the Basel III capital standards, along with changes required by the Dodd-Frank Act. The Basel III standards are now scheduled to be phased-in beginning January 1, 2014 for advanced approaches FDIC-supervised institutions, and beginning on January 1, 2015 for all other institutions, including the Company.

The interim final rule will strengthen both the quality and quantity of risk-based capital for all banks, including placing greater emphasis on tier 1 common equity capital, and creates a new regulatory minimum capital level for common equity tier 1 ("CET1"). The new rules redefine regulatory capital, increase existing minimum amounts, and introduce a capital conservation buffer to be held in excess of minimum amounts. Additionally, the rules attempt to harmonize the agencies' rules for calculating risk-weighted assets to enhance risk sensitivity and address weaknesses identified over recent years, by incorporating certain international capital standards of the Basel Committee of Banking Supervision. The revisions to the originally issued NPRs do not change the current risk-weighting approach for residential mortgages, include an opt-out option from the recognition of accumulated other comprehensive income as regulatory capital, and grandfather the treatment of Trust Preferred Securities as regulatory capital. Based on preliminary assessments of the proposed framework, management believes that the Company will continue to exceed all estimated well-capitalized regulatory requirements over the course of the proposed phase-in period.
Investment Management As of June 30, 2013, the Rockland Trust Investment Management Group had assets under administration of $2.3 billion, representing approximately 4,266 trust, fiduciary, and agency accounts. At December 31, 2012, assets under administration were $2.2 billion, representing approximately 4,051 trust, fiduciary, and agency accounts. Included in these amounts as of June 30, 2013 and December 31, 2012 are assets under administration of $164.3 million and $139.8 million, respectively, relating to the Company’s registered investment advisor, Bright Rock Capital Management, LLC, which provides institutional quality investment management services to institutional and high net worth clients. Revenue from the Investment Management Group amounted to $4.0 million and $7.5 million for the three and six months ended June 30, 2013,respectively compared to $3.4 million and $6.6 million for the three and six months ended June 30, 2012, respectively.
Additionally, for the three and six months ended June 30, 2013 retail investments and insurance revenue was $403,000 and $751,000 respectively, compared to $401,000 and $832,000 for the three and six months ended June 30, 2012, respectively. Retail investments and insurance includes revenue from LPL Financial and its affiliates, LPL Insurance Associates, Inc., Savings Bank Life Insurance of Massachusetts, and Smith Companies LTD, a division of Capitas Financial, LLC.

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
Table 11—Closed Residential Real Estate Loans

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
	(Dollars in thousands)
Held in portfolio	$8,109	$19,485	$12,147	$32,590
Sold/held for sale in secondary market	77,381	76,217	171,464	141,870
Total closed loans	$85,490	$95,702	183,611	174,460

Included in mortgage banking income is the impact of the Bank’s mortgage servicing assets. Servicing assets are recognized as separate assets when rights are acquired through sale of loans with servicing rights retained. The principal balance of loans serviced by the Bank on behalf of investors amounted to $212.8 million at June 30, 2013 and $198.8 million at December 31, 2012. Upon sale, the mortgage servicing asset is established, which represents the then current estimated fair value based on market prices for comparable mortgage servicing contracts, when available, or alternatively is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. Impairment is determined by stratifying the rights based on predominant characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance, to the extent that fair value is less than the capitalized amount. If the Company later determines that all or a portion of the impairment no longer exists, a reduction of the allowance may be recorded as an increase to income. Servicing rights are recorded in other assets in the consolidated balance sheets, are amortized in proportion to and over the period of estimated net servicing income, and are assessed for impairment based on fair value at each reporting date. The following table shows the adjusted cost of the servicing rights associated with these loans and the changes for the periods indicated:
Table 12—Mortgage Servicing Asset

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
	(Dollars in thousands)
Balance at beginning of period	$1,014	$1,034	$899	$1,098
Additions	171	48	348	77
Amortization	(106)	(132)	(230)	(256)
Change in valuation allowance	185	(46)	247	(15)
Balance at end of period	$1,264	$904	$1,264	$904

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
Table 13—Summary of Results of Operations

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
	(Dollars in thousands)
Net Income	$12,758	$8,874	$25,010	$21,057
Diluted earnings per share	$0.56	$0.41	$1.09	$0.97
Return on average assets	0.89%	0.71%	0.89%	0.86%
Return on average equity	9.40%	7.34%	9.33%	8.81%
Net interest margin	3.57%	3.80%	3.58%	3.81%

The variances between these periods are impacted by the Central Bancorp, Inc. ("Central") acquisition which took place in the fourth quarter of 2012.
Net Interest Income The amount of net interest income is affected by changes in interest rates and by the volume and mix of interest earning assets and interest bearing liabilities.
On a fully tax equivalent basis, net interest income for the second quarter of 2013 increased $3.0 million, or 6.9%, to $45.9 million, when compared to the second quarter of 2012. The Company’s net interest margin was 3.57% for the quarter ended June 30, 2013 as compared to 3.80% for the quarter ended June 30, 2012. The Company’s interest rate spread was 3.42% and 3.63% for the second quarters of 2013 and 2012, respectively. The decline in the net interest margin is primarily the result of assets re-pricing in a lower rate environment without the ability to fully offset this impact through further reductions in funding costs.

The following tables present the Company’s daily average balances, net interest income, interest rate spread, and net interest margin for the three and six months ending June 30, 2013 and 2012. For purposes of the table and the following discussion, income from interest-earning assets and net interest income are presented on a fully-taxable equivalent basis by adjusting income and yields earned on tax-exempt interest received on securities and loans, to make them equivalent to income and yields on fully-taxable earning assets. The fully-taxable equivalent ("FTE") was calculated using the blended federal and state statutory tax rate.

Table 14—Average Balance, Interest Earned/Paid & Average Yields

	Three Months Ended June 30
	2013			2012
	Average Balance	Interest Earned/ Paid	Yield/ Rate	Average Balance	Interest Earned/ Paid	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets
Interest earning deposits with banks, federal funds sold, and short term investments	$34,379	$21	0.25%	$30,890	$19	0.25%
Securities
Taxable investment securities	533,823	3,506	2.63%	544,822	4,415	3.26%
Nontaxable investment securities (1)	916	18	7.88%	1,938	39	8.09%
Total securities	534,739	3,524	2.64%	546,760	4,454	3.28%
Loans held for sale	35,945	237	2.64%	20,079	156	3.12%
Loans (2)
Commercial and industrial	735,517	7,338	4.00%	620,364	6,294	4.08%
Commercial real estate (1)	2,149,662	24,242	4.52%	1,896,941	22,973	4.87%
Commercial construction	224,453	2,307	4.12%	149,627	1,578	4.24%
Small business	77,747	1,092	5.63%	80,324	1,132	5.67%
Total commercial	3,187,379	34,979	4.40%	2,747,256	31,977	4.68%
Residential real estate	531,322	5,338	4.03%	393,377	4,267	4.36%
Residential construction	5,816	51	3.52%	15,041	161	4.31%
Home equity	793,381	7,069	3.57%	757,850	6,939	3.68%
Total consumer real estate	1,330,519	12,458	3.76%	1,166,268	11,367	3.92%
Other consumer	23,099	517	8.98%	34,261	728	8.55%
Total loans	4,540,997	47,954	4.24%	3,947,785	44,072	4.49%
Total interest-earning assets	$5,146,060	$51,736	4.03%	$4,545,514	$48,701	4.31%
Cash and due from banks	131,214			63,703
Federal Home Loan Bank stock	38,674			33,564
Other assets	405,721			362,746
Total assets	$5,721,669			$5,005,527
Interest-bearing liabilities
Deposits
Savings and interest checking accounts	$1,681,666	$674	0.16%	$1,482,889	$687	0.19%
Money market	873,412	550	0.25%	799,831	621	0.31%
Time deposits	722,486	1,319	0.73%	627,250	1,379	0.88%
Total interest-bearing deposits	$3,277,564	$2,543	0.31%	$2,909,970	$2,687	0.37%
Borrowings
Federal Home Loan Bank and other borrowings	$306,291	$1,453	1.90%	$219,846	$1,280	2.34%
Wholesale repurchase agreements	50,000	289	2.32%	50,000	289	2.32%
Customer repurchase agreements	135,107	45	0.13%	145,963	83	0.23%
Junior subordinated debentures	74,045	1,009	5.47%	61,857	918	5.97%

Subordinated debentures	30,000	541	7.23%	30,000	541	7.25%
Total borrowings	$595,443	$3,337	2.25%	$507,666	$3,111	2.46%
Total interest-bearing liabilities	$3,873,007	$5,880	0.61%	$3,417,636	$5,798	0.68%
Demand deposits	1,227,294			1,023,048
Other liabilities	77,177			78,430
Total liabilities	$5,177,478			$4,519,114
Stockholders' equity	544,191			486,413
Total liabilities and stockholders' equity	$5,721,669			$5,005,527
Net interest income (1)		$45,856			$42,903
Interest rate spread (3)			3.42%			3.63%
Net interest margin (4)			3.57%			3.80%
Supplemental information
Total deposits, including demand deposits	$4,504,858	$2,543		$3,933,018	$2,687
Cost of total deposits			0.23%			0.27%
Total funding liabilities, including demand deposits	$5,100,301	$5,880		$4,440,684	$5,798
Cost of total funding liabilities			0.46%			0.53%

(1)
The total amount of adjustment to present interest income and yield on a FTE basis is $241,000 and $275,000 for the three months ended June 30, 2013 and 2012, respectively. The FTE adjustment relates to nontaxable investment securities of $7,000 and $16,000 and the nontaxable industrial development bonds recorded within commercial real estate of $234,000 and $259,000, for the three months ended June 30, 2013 and 2012, respectively.

(2)	Average nonaccruing loans are included in loans.

(3)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(4)	Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.

Table 15—Average Balance, Interest Earned/Paid & Average Yields

	Six Months Ended June 30
	2013			2012
	Average Balance	Interest Earned/ Paid	Yield/ Rate	Average Balance	Interest Earned/ Paid	Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets
Interest earning deposits with banks, federal funds sold, and short-term investments	$43,712	$55	0.25%	$42,059	$51	0.24%
Securities
Trading assets	—	—	—	2,745	38	2.78%
Taxable investment securities	528,715	7,035	2.68%	537,572	8,904	3.33%
Nontaxable investment securities (1)	916	37	8.15%	2,216	88	7.99%
Total securities	529,631	7,072	2.69%	542,533	9,030	3.35%
Loans held for sale	38,901	505	2.62%	18,634	286	3.09%
Loans (2)
Commercial and industrial	714,517	14,176	4.00%	599,726	12,196	4.09%
Commercial real estate (1)	2,135,820	47,968	4.53%	1,872,531	45,706	4.91%
Commercial construction	211,947	4,323	4.11%	146,178	3,121	4.29%
Small business	77,717	2,152	5.58%	79,515	2,268	5.74%
Total commercial	3,140,001	68,619	4.41%	2,697,950	63,291	4.72%
Residential real estate	551,904	11,175	4.08%	401,991	8,733	4.37%

Residential construction	6,853	132	3.88%	13,331	291	4.39%
Home equity	795,282	14,163	3.59%	737,735	13,599	3.71%
Total consumer real estate	1,354,039	25,470	3.79%	1,153,057	22,623	3.95%
Other consumer	24,485	1,081	8.90%	36,479	1,500	8.27%
Total loans	4,518,525	95,170	4.25%	3,887,486	87,414	4.52%
Total interest-earning assets	$5,130,769	$102,802	4.04%	$4,490,712	$96,781	4.33%
Cash and due from banks	100,106			60,965
Federal home loan bank stock	39,853			34,420
Other assets	413,055			365,073
Total assets	$5,683,783			$4,951,170
Interest-bearing liabilities
Deposits
Savings and interest checking accounts	$1,647,222	$1,380	0.17%	$1,453,672	$1,384	0.19%
Money market	870,922	1,129	0.26%	784,861	1,260	0.32%
Time deposits	740,396	2,700	0.74%	626,864	2,782	0.89%
Total interest-bearing deposits	$3,258,540	$5,209	0.32%	$2,865,397	$5,426	0.38%
Borrowings
Federal home loan bank and other borrowings	$292,849	$2,872	1.98%	$223,105	$2,624	2.37%
Wholesale repurchase agreements	50,000	574	2.32%	50,000	578	2.32%
Customer repurchase agreements	141,501	94	0.13%	152,226	193	0.25%
Junior subordinated debentures	74,074	2,009	5.47%	61,857	1,838	5.98%
Subordinated debentures	30,000	1,080	7.26%	30,000	1,083	7.26%
Total borrowings	$588,424	$6,629	2.27%	$517,188	$6,316	2.46%
Total interest-bearing liabilities	$3,846,964	$11,838	0.62%	$3,382,585	$11,742	0.70%
Demand Deposits	1,214,126			1,004,251
Other liabilities	81,945			83,516
Total liabilities	$5,143,035			$4,470,352
Stockholders' equity	540,748			480,818
Total liabilities and stockholders' equity	$5,683,783			$4,951,170
Net interest income (1)		$90,964			$85,039
Interest rate spread (3)			3.42%			3.64%
Net interest margin (4)			3.58%			3.81%
Supplemental information
Total deposit, including demand deposits	$4,472,666	$5,209		$3,869,648	$5,426
Cost of total deposits			0.23%			0.28%
Total funding liabilities, including demand deposits	$5,061,090	$11,838		$4,386,836	$11,742
Cost of total funding liabilities			0.47%			0.54%

(1)
The total amount of adjustment to present interest income and yield on a FTE basis is $486,000 and $559,000 for the six months ended June 30, 2013 and 2012, respectively. The FTE adjustment relates to nontaxable investment securities of $15,000 and 36,000 and the nontaxable industrial development bonds recorded within commercial real estate of $471,000 and $523,000 for the six months ended June 30, 2013 and 2012, respectively.

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

Table 16—Volume Rate Analysis

	Three Months Ended June 30			Six Months Ended June 30
	2013 Compared To 2012			2013 Compared To 2012
	Change Due to Rate (1)	Change Due to Volume	Total Change	Change Due to Rate (1)	Change Due to Volume	Total Change
	(Dollars in thousands)
Income on interest-earning assets
Interest earning deposit, federal funds sold and short term investments	$—	$2	$2	$2	$2	$4
Securities
Trading assets	—	—	—	—	(38)	(38)
Taxable securities	(820)	(89)	(909)	(1,722)	(147)	(1,869)
Nontaxable securities (2)	—	(21)	(21)	1	(52)	(51)
Total securities			(930)			(1,958)
Loans held for sale	(42)	123	81	(92)	311	219
Loans
Commercial and industrial	(124)	1,168	1,044	(354)	2,334	1,980
Commercial real estate (2)	(1,792)	3,061	1,269	(4,164)	6,426	2,262
Commercial construction	(60)	789	729	(202)	1,404	1,202
Small business	(4)	(36)	(40)	(65)	(51)	(116)
Total commercial			3,002			5,328
Residential real estate	(425)	1,496	1,071	(815)	3,257	2,442
Residential construction	(11)	(99)	(110)	(18)	(141)	(159)
Home equity	(195)	325	130	(497)	1,061	564
Total consumer real estate			1,091			2,847
Other consumer	26	(237)	(211)	74	(493)	(419)
Total loans (2)(3)			3,882			7,756
Total income of interest-earning assets			3,035			6,021
Expense of interest-bearing liabilities
Deposits
Savings and interest checking accounts	$(105)	$92	$(13)	$(188)	$184	$(4)
Money market	(128)	57	(71)	(269)	138	(131)
Time certificates of deposits	(269)	209	(60)	(586)	504	(82)
Total interest bearing deposits			(144)			(217)
Borrowings
Federal Home Loan Bank and other borrowings	(330)	503	173	(572)	820	248
Wholesale repurchase agreements	—	—	—	(4)	—	(4)
Customer repurchase agreements	(32)	(6)	(38)	(85)	(14)	(99)
Junior subordinated debentures	(90)	181	91	(192)	363	171
Subordinated debt	—	—	—	(3)	—	(3)
Total borrowings			226			313
Total expense of interest-bearing liabilities			82			96
Change in net interest income			$2,953			$5,925

(1)
The changes for each category of interest income and expense are divided between the portion of change attributable to the variance in volume and the portion of the change attributable to the variances in rate for that category. The unallocated change in rate or volume variance has been allocated to the rate variances.

(2)
The total amount of adjustment to present interest income and yield on a FTE basis is $241,000 and $275,000 for the three months ended June 30, 2013 and 2012, respectively, and $486,000 and $559,000 for the six months ended June 30, 2013 and 2012, respectively. The FTE adjustment relates to nontaxable investment securities of $7,000 and $16,000 and the nontaxable industrial development bonds recorded within commercial real estate of $234,000 and $259,000, for the three months ended June 30, 2013 and 2012, respectively. The FTE adjustment relates to nontaxable investment securities of $15,000 and $36,000 and the nontaxable industrial development bonds recorded within commercial real estate of $471,000 and $523,000, for the six months ended June 30, 2013 and 2012, respectively.

(3)	Loans include portfolio loans and nonaccrual loans, however unpaid interest on nonaccrual loans has not been included for purposes of determining interest income.

Provision For Loan Losses The provision for loan losses represents the charge to expense that is required to maintain an adequate level of allowance for loan losses. The provision for loan losses totaled $3.1 million and $4.4 million for the three and six months ended June 30, 2013, compared with $8.5 million and $10.1 million for the comparable year-ago period. The Company’s allowance for loan losses, as a percentage of total loans, was 1.17% at June 30, 2013, as compared to 1.15% at December 31, 2012 and 1.22% at June 30, 2012. For the three and six months ended June 30, 2013, net loan charge-offs totaled $2.0 million and $3.3 million, a decrease of $6.4 million and $6.7 million from the year ago comparative period. The fluctuations in the provision and net charge offs from the year ago periods are mainly driven by a $4.0 million fraud related loan loss that was recognized in the second quarter of 2012. Aside from the prior year fraud loss, the decrease is also a result of an improved economic outlook.
Regional and local general economic conditions continued to show improvement during the first half of 2013, as measured in terms of employment levels, statewide economic activity, and other regional economic indicators. Local residential real estate market fundamentals continued to improve during the second quarter of 2013 characterized by a higher level of home sales, lower inventory levels, and higher prices compared to the same period in 2012. Additionally, foreclosure activity continued to decline during the first six months of 2013. Regional commercial real estate market conditions were improved during the first half of 2013 in most sub-markets, experiencing improving vacancy, absorption, and leasing rates; however, some lagging sub-markets remained stagnant. Leading economic indicators signal continued economic improvement through the second half of 2013; however, economic uncertainty persists, both domestically and abroad.
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

Noninterest Income The following table sets forth information regarding noninterest income for the periods shown:
Table 17—Noninterest Income - Three and Six Months Ended

	Three Months Ended
	June 30		Change
	2013	2012	Amount	%
	(Dollars in thousands)
Deposit account fees	$4,343	$3,923	$420	10.71%
Interchange and ATM fees	2,761	2,399	362	15.09%
Investment management	4,357	3,827	530	13.85%
Mortgage banking	1,669	1,463	206	14.08%
Increase in cash surrender value of life insurance policies	786	741	45	6.07%
Loan level derivative income	816	1,371	(555)	(40.48)%
Other noninterest income	1,960	1,259	701	55.68%
Total	$16,692	$14,983	$1,709	11.41%

	Six Months Ended
	June 30		Change
	2013	2012	Amount	%
	(Dollars in thousands)
Deposit account fees	$8,559	$7,812	$747	9.56%
Interchange and ATM fees	5,089	4,767	322	6.75%
Investment management	8,242	7,390	852	11.53%
Mortgage banking	3,951	2,793	1,158	41.46%
Increase in cash surrender value of life insurance policies	1,531	1,454	77	5.30%
Loan level derivative income	1,348	1,699	(351)	(20.66)%
Other noninterest income	3,694	2,978	716	24.04%
Total	$32,414	$28,893	$3,521	12.19%
Noninterest income amounted to $16.7 million and $32.4 million during the three and six months ended June 30, 2013, respectively, a $1.7 million, or 11.4%, increase and a $3.5 million, or 12.2%, increase, respectively, from the same periods in the prior year. Fluctuations in these categories shown in the preceding table are noted below:
Deposit account fees increased for both periods primarily due to increased overdraft fees.
Interchange and ATM fees for both periods increased due to the Company's focus on core checking accounts and increased debit card usage.
Investment management revenue increase is mainly due to an increase in assets under administration, which were $2.3 billion at June 30, 2013, an increase of $255.9 million, or 12.8%, as compared to the same period in the prior year. The increases for both periods are due to the general increases in the stock market and additional asset flows from new and existing clients.
Loan level derivative income decreased driven by a lower utilization of the loan level derivative program by the Company's commercial customers in 2013.
Other noninterest income increased by $701,000, or 55.7%, and increased by $716,000, or 24.0% for the three and six months ended June 30, 2013, respectively. The increases are mainly due to the gain on sale of other real estate owned which increased by $253,000 and $495,000 for the three ands six month periods, respectively, and asset based lending fee income which increased by $106,000 and $196,000 for the three and six months ended June 30, 2013, respectively.

Noninterest Expense The following table sets forth information regarding non-interest expense for the periods shown:
Table 18—Noninterest Expense - Three and Six Months Ended

	Three Months Ended
	June 30		Change
	2013	2012	Amount	%
	(Dollars in thousands)
Salaries and employee benefits	$21,594	$19,775	$1,819	9.20%
Occupancy and equipment expense	4,919	4,234	$685	16.18%
Advertising expense	1,479	1,473	$6	0.41%
Data processing & facilities management	1,201	1,099	$102	9.28%
FDIC Assessment	934	830	$104	12.53%
Debit card expense	773	637	$136	21.35%
Merger and acquisition expense	754	672	$82	12.20%
Mortgage operations expense	715	60	$655	1,091.67%
Consulting expense	666	583	$83	14.24%
Telecommunication expense	548	666	$(118)	(17.72)%
Other noninterest expenses	8,581	6,970	$1,611	23.11%
Total	$42,164	$36,999	$5,165	13.96%

	Six Months Ended
	June 30		Change
	2013	2012	Amount	%
	(Dollars in thousands)
Salaries and employee benefits	$44,309	$41,211	$3,098	7.52%
Occupancy and equipment expense	10,169	8,534	1,635	19.16%
Advertising expense	2,652	2,210	442	20.00%
Data processing & facilities management	2,385	2,274	111	4.88%
FDIC assessment	1,755	1,579	176	11.15%
Debit card expense	1,443	1,196	247	20.65%
Merger and acquisition expense	2,099	672	1,427	212.35%
Mortgage operations expense	1,059	102	957	938.24%
Consulting expenses	1,377	1,209	168	13.90%
Telecommunication expense	1,203	1,284	(81)	(6.31)%
Other noninterest expenses	16,632	14,085	2,547	18.08%
Total	$85,083	$74,356	$10,727	14.43%

Noninterest expense increased by $5.2 million, or 14.0%, and $10.7 million, or 14.4%, during the three and six months ended June 30, 2013, respectively, as compared to the same period in the prior year. Fluctuations in these categories shown in the preceding table are noted below:
Salaries and employee benefits increased, attributable to salary and incentive increases and the inclusion of Central's employee base following the acquisition of Central, offset somewhat by a decrease in the pension expense.
Occupancy and equipment expense increased by $685,000, or 16.2%, due to the acquired Central facilities combined with an increase snow removal costs incurred in 2013.

Merger and acquisition expense increased compared to the prior year periods and relates to the Central and Mayflower acquisitions. As previously announced the Company has reached a definitive agreement to acquire Mayflower Bancorp, Inc. which is expected to close in the fourth quarter of 2013.
Mortgage operations expense increased due to the Company's transition to an outsourced provider in 2013.
Other noninterest expense increased by $1.6 million, or 23.1%, for the three months ended June 30, 2013, driven primarily by increases in other losses and charge-offs of $366,000, legal fees of $294,000, foreclosure expenses of $178,000, exams and audit fees of $175,000, internet banking expense of $136,000, and recruitment expense of $121,000. The other noninterest expense increased by $2.5 million, or 18.1%, during the six months ended June 30, 2013, due to an increase of; OREO valuation allowances of $454,000, internet banking expense of $326,000 due to the Company's conversion to a new platform, software maintenance of $303,000, other losses and charge-offs of $268,000, and intangible amortization of $249,000.

Income Taxes The tax effect of all income and expense transactions is recognized by the Company in each year’s consolidated statements of income, regardless of the year in which the transactions are reported for income tax purposes. The following table sets forth information regarding the Company’s tax provision and applicable tax rates for the periods indicated:

Table 19 - Tax Provision and Applicable Tax Rates

	Three Months Ended		Six Months Ended
	June 30		June 30
	2013	2012	2013	2012
	(Dollars in thousands)		(Dollars in thousands)
Combined federal and state income tax provisions	$4,285	$3,238	$8,399	$7,860
Effective income tax rates	25.14%	26.73%	25.14%	27.18%
Blended federal and state statutory tax rate	40.85%	40.85%	40.85%	40.85%
The effective income tax rates are lower than the blended statutory tax rates, due to certain tax preference assets such as life insurance policies and tax exempt bonds, as well as federal tax credits recognized primarily in connection with the New Markets Tax Credit (“NMTC”) program.

As of June 30, 2013, the Company has been awarded a total of $191.0 million in tax credit allocation authority under the federal New Markets Tax Credit Program. Tax credits are eligible to be recognized over a seven year period totaling 39.0% of the total award, as capital is invested into a subsidiary which will lend to qualifying businesses in low income communities. The Company anticipates investing $44.6 million in 2013 which will bring the entire investment to $191.0 million by the end of 2013 and, accordingly, recognizing tax credits totaling $74.5 million. The following table details the tax credit recognition by year associated with this program:
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

* $14.8 million has been invested through June 30, 2013 and $29.8 million is anticipated to be invested in the second half of 2013.
Deferred tax assets generally represent items that can be used as a tax deduction or credit in future income tax returns, for which a financial statement tax benefit has already been recognized. The realization of the net deferred tax asset generally depends upon future levels of taxable income and the existence of prior years’ taxable income to which “carry-back” refund claims could be made. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. The effect of a change in enacted tax rates on the deferred tax assets is recognized in income in the period that includes the enactment date. The Company had no recorded tax valuation allowance as of June 30, 2013 and 2012.

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

The Company’s policy on interest-rate risk simulation specifies that for all "core" interest rate scenarios, estimated net interest income for the subsequent one-year period should not decline by more than 10%. The Company's core scenarios for June 30, 2013 included five instantaneous parallel shifts (“shocks”) to market interest rates and four gradual shifts (12 to 24 months):

Table 21—Interest Rate Sensitivity

	June 30
	2013	2012
Parallel rate shocks (basis points)
-100	(0.4)%	(0.2)%
+100	4.3%	3.3%
+200	8.6%	6.9%
+300	13.0%	10.6%
+400	17.2%	14.3%

Gradual rate shifts (basis points)
-100 over 12 months	0.1%	0.4%
+200 over 12 months	3.9%	2.8%
+400 over 24 months	3.9%	2.8%
Flat +500 over 12 months	4.7%	3.5%

The Company's policy on interest rate risk simulation also specifies that estimated net interest income for the second year of all “core scenarios” should decline by less than 15.0%. The Company was within policy limits at June 30, 2013 and 2012. It should be emphasized, however, that the results are dependent on material assumptions such as those discussed above. For instance, asymmetrical rate behavior can have a material impact on the simulation results. If competition for deposits forced the Company to raise rates on those liabilities quicker than is assumed in the simulation analysis without a corresponding increase in asset yields, net interest income may be negatively impacted. Alternatively, if the Company is able to lag increases in deposit rates as loans re-price upward, net interest income would be positively impacted.
The most significant factors affecting market risk exposure of the Company’s net interest income during the six months ended June 30, 2013 were (i) the shape of the U.S. Government securities and interest rate swap yield curve, (ii) the level of U.S. prime interest rate and LIBOR rates, and (iii) the level of interest rates being offered on long-term fixed rate loans.
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
The Company manages the interest rate risk inherent in its mortgage banking operations by entering into forward sales contracts. An increase in market interest rates between the time the Company commits to terms on a loan and the time the Company ultimately sells the loan in the secondary market will have the effect of reducing the gain (or increasing the loss) the Company records on the sale. The Company attempts to mitigate this risk by entering into forward sales commitments in amounts sufficient to cover loans anticipated to close and interest rate-locked loan commitments.
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

The Company actively manages its liquidity position under the direction of the Asset/ Liability Committee (ALCO). The Company’s primary measure of short-term liquidity is the Basic Surplus/Deficit as a percentage of assets. This ratio, which is an analysis of the relationship between liquid assets and short-term liabilities relative to total assets, was within policy limits at June 30, 2013. The Basic Surplus measure is affected primarily by changes in deposits, securities and short-term investments, loans and borrowings. An increase in deposits, without a corresponding increase in nonliquid assets, will improve the Basic Surplus measure, whereas, an increase in loans, with no increase in deposits, will decrease the measure. Other factors affecting the Basic Surplus measure include collateral requirements at the FHLB, changes in the securities portfolio, and the mix of deposits.
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

The table below shows current and unused liquidity capacity from various sources as of the dated indicated:
Table 22—Sources of Liquidity

	June 30, 2013			December 31, 2012
	Outstanding	Additional Borrowing Capacity		Outstanding	Additional Borrowing Capacity
	(Dollars in thousands)
Federal Home Loan Bank of Boston	$261,456	$583,541		$271,569	$661,922
Federal Reserve Bank of Boston	—	827,498		—	766,195
Unpledged Securities	—	90,509		—	114,953
Wholesale repurchase agreements	50,000	—	(1)	50,000	—	(1)
Customer repurchase agreements	141,826	—	(1)	153,359	—	(1)
Junior subordinated debentures	74,018	—	(1)	74,127	—	(1)
Subordinated debt	30,000	—	(1)	30,000	—	(1)
Parent Company line of credit	—	20,000		12,000	8,000
Brokered deposits (2)	81,094	—	(1)	96,033	—	(1)
	$638,394	1,521,548		$687,088	$1,551,070

(1)	The additional borrowing capacity has not been assessed for these categories.

(2)
Inclusive of $57.3 million and $72.2 million of brokered deposits acquired through participation in the Certificate of Deposit Account Registry Service program as of June 30, 2013 and December 31, 2012, respectively.

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

Off-Balance Sheet Arrangements There have been no material changes in off-balance sheet financial instruments during the three months ended June 30, 2013. Please refer to the 2012 Form 10-K for a complete table of contractual obligations, commitments, contingencies and off-balance sheet financial instruments.

Contractual Obligations, Commitments, and Contingencies There have been no material changes in contractual obligations, commitments, or contingencies during the three months ended June 30, 2013. Please refer to the 2012 Form 10-K for a complete table of contractual obligations, commitments, contingencies, and off-balance sheet financial instruments.

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
Changes in Internal Controls over Financial Reporting. There were no changes in our internal control over financial reporting that occurred through the second quarter of 2013 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

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
(b) Not applicable.
(c) The following table sets forth information regarding the Company’s repurchases of its common stock during the three months ended June 30, 2013:

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plan or Program
Period
April 1 to April 30, 2013	—	$—	—	—
May 1 to May 31, 2013	2,411	$32.66	—	—
June 1 to June 30, 2013	13,554	$34.13	—	—
Total	15,965		—

(1)	Shares repurchased relate to the surrendering of mature shares for the exercise of stock compensation grants.

(2)	The Company does not currently have a stock repurchase program or plan in place.

Item  3. Defaults Upon Senior Securities—None

Item 4. Mine Safety Disclosures—None

Item 5. Other Information—None

Item 6. Exhibits
Exhibits Index

No.	Exhibit
2.1	Agreement and Plan of Merger dated April 30, 2012 with Central Bancorp, Inc. is incorporated by reference to Form 8-K filed on May 3, 2012.
2.2	Agreement and Plan of Merger dated May 14, 2013 with Mayflower Bancorp, Inc. is incorporated by reference to Form 8-K filed on May 20, 2013.
3.(i)	Restated Articles of Organization, as adopted May 20, 2010, incorporated by reference to Form 8-K filed on May 24, 2010.

3.(ii)	Amended and Restated Bylaws of the Company, incorporated by reference to Form 8-K filed on May 24, 2010.
4.1	Specimen Common Stock Certificate, incorporated by reference to Form 10-K for the year ended December 31, 1992.
4.2	Specimen preferred Stock Purchase Rights Certificate, incorporated by reference to Form 8-A Registration Statement filed on November 5, 2001.
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
INDEPENDENT BANK CORP.
(registrant)

Date: August 7, 2013	/s/ Christopher Oddleifson
Christopher Oddleifson President and Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2013	/s/ Denis K. Sheahan
Denis K. Sheahan Chief Financial Officer (Principal Financial Officer)
INDEPENDENT BANK CORP.
(registrant)