Form 10-Q
period 2013-09-30
INDEPENDENT BANK CORP
filed 2013-11-06
CIK 776901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
Commission File Number: 1-9047
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

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-accelerated Filer	☐	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 1, 2013, there were 22,971,619 shares of the issuer’s common stock outstanding, par value $0.01 per share.

Table 19 - Tax Provision and Applicable Tax Rates	78
Table 20 - New Markets Tax Credit Recognition Schedule	78
Table 21 - Interest Rate Sensitivity	80
Table 22 - Sources of Liquidity	82

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
INDEPENDENT BANK CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited—Dollars in thousands)

	September 30, 2013	December 31, 2012
Assets
Cash and due from banks	$185,111	$98,144
Interest-earning deposits with banks	122,072	117,330
Securities
Securities available for sale	284,398	329,286
Securities held to maturity (fair value $316,597 and $185,824)	317,373	178,318
Total securities	601,771	507,604
Loans held for sale (at fair value)	10,667	48,187
Loans
Commercial and industrial	756,222	687,511
Commercial real estate	2,166,281	2,122,153
Commercial construction	236,466	188,768
Small business	75,273	78,594
Residential real estate	496,464	612,881
Home equity—1st position	492,732	487,246
Home equity—2nd position	311,938	314,903
Other consumer	20,653	26,955
Total loans	4,556,029	4,519,011
Less: allowance for loan losses	(53,562)	(51,834)
Net loans	4,502,467	4,467,177
Federal Home Loan Bank stock	38,674	41,767
Bank premises and equipment, net	56,729	55,227
Goodwill	150,391	150,391
Identifiable intangible assets	10,171	11,753
Cash surrender value of life insurance policies	99,805	97,261
Other real estate owned & other foreclosed assets	9,364	12,150
Other assets	108,242	149,994
Total assets	$5,895,464	$5,756,985
Liabilities and Stockholders' Equity
Deposits
Demand deposits	$1,339,134	$1,248,394
Savings and interest checking accounts	1,843,795	1,691,187
Money market	882,764	853,971
Time certificates of deposit of $100,000 and over	282,219	317,438
Other time certificates of deposits	409,397	435,687
Total deposits	4,757,309	4,546,677
Borrowings
Federal Home Loan Bank and other borrowings	189,539	283,569
Wholesale repurchase agreements	50,000	50,000
Customer repurchase agreements	164,180	153,359

Junior subordinated debentures	73,962	74,127
Subordinated debentures	30,000	30,000
Total borrowings	507,681	591,055
Other liabilities	74,730	89,933
Total liabilities	5,339,720	5,227,665
Commitments and contingencies
Stockholders' equity
Preferred stock, $.01 par value. authorized: 1,000,000 shares, outstanding: none	—	—
Common stock, $.01 par value. authorized: 75,000,000 shares,
issued and outstanding: 22,959,287 shares at September 30, 2013 and 22,774,009 shares at December 31, 2012 (includes 271,390 and 264,124 shares of unvested participating restricted stock awards, respectively)	227	225
Shares held in rabbi trust at cost: 177,476 shares at September 30, 2013 and 179,814 shares at December 31, 2012	(3,344)	(3,179)
Deferred compensation obligation	3,344	3,179
Additional paid in capital	274,369	269,950
Retained earnings	288,208	263,671
Accumulated other comprehensive loss, net of tax	(7,060)	(4,526)
Total stockholders’ equity	555,744	529,320
Total liabilities and stockholders' equity	$5,895,464	$5,756,985
The accompanying condensed notes are an integral part of these consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited—Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2013	2012	2013	2012
Interest income
Interest on loans	$47,019	$44,251	$141,717	$131,142
Taxable interest and dividends on securities	3,763	3,995	10,798	12,938
Nontaxable interest and dividends on securities	10	20	32	72
Interest on loans held for sale	156	255	661	541
Interest on federal funds sold	79	34	134	85
Total interest and dividend income	51,027	48,555	153,342	144,778
Interest expense
Interest on deposits	2,649	2,619	7,857	8,045
Interest on borrowings	3,182	3,098	9,812	9,413
Total interest expense	5,831	5,717	17,669	17,458
Net interest income	45,196	42,838	135,673	127,320
Provision for loan losses	2,650	3,606	7,050	13,706
Net interest income after provision for loan losses	42,546	39,232	128,623	113,614
Noninterest income
Deposit account fees	4,604	3,959	13,164	11,771
Interchange and ATM fees	2,845	2,422	7,934	7,189
Investment management	4,175	3,723	12,417	11,113
Mortgage banking income	1,843	1,445	5,794	4,238
Loan level derivative income	1,331	1,047	2,679	2,747
Increase in cash surrender value of life insurance policies	793	757	2,325	2,211
Gain on extinguishment of debt	763	—	763	—
Proceeds from life insurance policies	—	1,307	—	1,307
Other noninterest income	1,776	1,448	5,469	4,424
Total noninterest income	18,130	16,108	50,545	45,000
Noninterest expenses
Salaries and employee benefits	22,654	20,704	66,963	61,915
Occupancy and equipment expenses	4,573	4,218	14,742	12,752
Data processing & facilities management	1,179	1,144	3,564	3,418
Consulting expense	914	691	2,291	1,900
FDIC assessment	898	775	2,653	2,354
Advertising expense	759	1,267	3,410	3,478
Debit card expense	766	648	2,209	1,844
Software maintenance	599	491	1,878	1,467
Telecommunication expense	523	479	1,726	1,763
Merger and acquisition expense	366	595	2,465	1,267
Goodwill impairment	—	2,227	—	2,227
Other noninterest expenses	7,491	6,813	23,904	20,025
Total noninterest expenses	40,722	40,052	125,805	114,410
Income before income taxes	19,954	15,288	53,363	44,204
Provision for income taxes	5,299	3,687	13,698	11,546
Net income	$14,655	$11,601	$39,665	$32,658
Basic earnings per share	0.64	0.54	1.73	1.51
Diluted earnings per share	0.64	0.53	1.73	1.51
Weighted average common shares (basic)	22,946,308	21,654,188	22,886,521	21,613,157
Common shares equivalents	100,806	52,116	72,799	31,300
Weighted average common shares (diluted)	23,047,114	21,706,304	22,959,320	21,644,457
Cash dividends declared per common share	0.22	0.21	0.66	0.63
The accompanying condensed notes are an integral part of these consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited—Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2013	2012	2013	2012
Net income	$14,655	$11,601	$39,665	$32,658
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on securities
Change in fair value of securities available for sale	(148)	837	(5,517)	537
Less: net security losses reclassified into earnings	—	—	3	45
Net change in fair value of securities available for sale	(148)	837	(5,514)	582
Unrealized gains (losses) on cash flow hedges
Change in fair value of cash flow hedges	(411)	(929)	350	(2,125)
Less: net cash flow hedge losses reclassified into earnings	866	810	2,557	2,371
Net change in fair value of cash flow hedges	455	(119)	2,907	246
Amortization of certain costs included in net periodic retirement costs	30	23	73	69
Total other comprehensive (loss) income	337	741	(2,534)	897
Total comprehensive income	$14,992	$12,342	$37,131	$33,555
The accompanying condensed notes are an integral part of these consolidated financial statements

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited—Dollars in thousands, except per share data)

	Common Stock Outstanding	Common Stock	Value of Shares Held in Rabbi Trust at Cost	Deferred Compensation Obligation	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2012	22,774,009	$225	$(3,179)	$3,179	$269,950	$263,671	$(4,526)	$529,320
Net income	—	—	—	—	—	39,665	—	39,665
Other comprehensive loss	—	—	—	—	—	—	(2,534)	(2,534)
Common dividend declared ($0.66 per share)	—	—	—	—	—	(15,128)	—	(15,128)
Proceeds from exercise of stock options	76,253	1	—	—	1,993	—	—	1,994
Tax benefit related to equity award activity	—	—	—	—	412	—	—	412
Equity based compensation	—	—	—	—	1,923	—	—	1,923
Restricted stock awards issued, net of awards surrendered	89,431	1	—	—	(670)	—	—	(669)
Shares issued under direct stock purchase plan	19,594	—	—	—	656	—	—	656
Deferred compensation obligation	—	—	(165)	165	—	—	—	—
Tax benefit related to deferred compensation distributions	—	—	—	—	105	—	—	105
Balance at September 30, 2013	22,959,287	$227	$(3,344)	$3,344	$274,369	$288,208	$(7,060)	$555,744
Balance at December 31, 2011	21,499,768	$213	$(2,980)	$2,980	$233,878	$239,452	$(4,486)	$469,057
Net income	—	—	—	—	—	32,658	—	32,658
Other comprehensive income	—	—	—	—	—	—	897	897
Common dividend declared ($0.63 per share)	—	—	—	—	—	(13,629)	—	(13,629)
Proceeds from exercise of stock options	48,976	—	—	—	953	—	—	953
Tax benefit related to equity award activity	—	—	—	—	153	—	—	153
Equity based compensation	—	—	—	—	2,178	—	—	2,178
Restricted stock awards issued, net of awards surrendered	85,254	1	—	—	(345)	—	—	(344)
Shares issued under direct stock purchase plan	32,928	—	—	—	953	—	—	953
Deferred compensation obligation	—	—	(123)	123	—	—	—	—
Tax benefit related to deferred compensation distributions	—	—	—	—	89	—	—	89
Balance September 30, 2012	21,666,926	$214	$(3,103)	$3,103	$237,859	$258,481	$(3,589)	$492,965
The accompanying condensed notes are an integral part of these unaudited consolidated financial statements

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited—Dollars in thousands)

	Nine Months Ended
	September 30
	2013	2012
Cash flow from operating activities
Net income	$39,665	$32,658
Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	6,268	7,900
Goodwill impairment	—	2,227
Provision for loan losses	7,050	13,706
Deferred income tax expense (benefit)	5	(28)
Net loss on sale of investments	4	—
Loss on write-down of investments in securities available for sale	—	76
Loss (gain) on sale of fixed assets	27	(29)
Gain on extinguishment of debt	(763)	—
Loss on sale of other real estate owned and foreclosed assets	47	796
Gain realized from early termination of hedging relationship	—	(22)
Realized gain on sale leaseback transaction	(775)	(775)
Equity based compensation	1,923	2,178
Excess tax benefit related to equity award activity	(412)	(153)
Increase in cash surrender value of life insurance policies	(2,325)	(3,515)
Change in fair value on loans held for sale	(274)	(788)
Proceeds from bank owned life insurance policies	—	2,891
Net change in:
Trading assets	—	(265)
Loans held for sale	37,794	(21,105)
Other assets	41,059	(11,983)
Other liabilities	(14,264)	5,740
Total adjustments	75,364	(3,149)
Net cash provided by operating activities	115,029	29,509
Cash flows used in investing activities
Proceeds from sales of securities available for sale	169	—
Proceeds from maturities and principal repayments of securities available for sale	69,732	74,524
Purchase of securities available for sale	(34,864)	(83,384)
Proceeds from maturities and principal repayments of securities held to maturity	39,713	41,620
Purchase of securities held to maturity	(179,226)	(24,287)
Redemption of Federal Home Loan Bank stock	3,093	2,290
Purchase of life insurance policies	(219)	(219)
Net increase in loans	(44,975)	(280,861)
Purchase of bank premises and equipment	(6,121)	(4,951)
Proceeds from the sale of bank premises and equipment	19	67
Proceeds resulting from early termination of hedging relationship	—	22
Proceeds from the sale of other real estate owned and foreclosed assets	7,119	4,451
Net cash used in investing activities	(145,560)	(270,728)

Cash flows provided by financing activities
Net increase (decrease) in time deposits	(61,509)	257
Net increase in other deposits	272,141	240,761
Net increase (decrease) in wholesale and customer repurchase agreements	10,821	(7,550)
Repayment of short term Federal Home Loan Bank advances	(11,695)	(40,000)
Repayment of long term Federal Home Loan Bank advances	(79,946)	—
Proceeds from exercise of stock options	1,994	953
Tax benefit related to equity award activity	412	153
Restricted stock awards issued, net of awards surrendered	(669)	(344)
Tax benefit from deferred compensation distribution	105	89
Proceeds from shares issued under direct stock purchase plan	656	953
Common dividends paid	(10,070)	(13,164)
Net cash provided by financing activities	122,240	182,108
Net increase (decrease) in cash and cash equivalents	91,709	(59,111)
Cash and cash equivalents at beginning of year	215,474	237,504
Cash and cash equivalents at end of period	$307,183	$178,393
Supplemental schedule of noncash investing and financing activities
Transfer of loans to other real estate owned & foreclosed assets	$2,346	$5,429
Transfer of securities from trading to available for sale	$—	$8,505
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included. Operating results for the quarter ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or any other interim period.
For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission.

NOTE 2 – RECENT ACCOUNTING STANDARDS UPDATES

FASB ASC Topic No. 740 "Income Taxes" Update No. 2013-11. Update No. 2013-11 was issued in July 2013 to eliminate diversity in the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows: to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exists at the reporting date and should be made presuming disallowance of the tax position at the reporting date. The amendments in the update should be applied prospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial position.

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

NOTE 3 – SECURITIES
The following table presents a summary of the amortized cost, gross unrealized holding gains and losses, other-than-temporary impairment recorded in other comprehensive income and fair value of securities available for sale and securities held to maturity for the periods below:

	September 30, 2013					December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Unrealized Losses Other	Other-Than- Temporary (Impairment)/Recovery	Fair Value	Amortized Cost	Gross Unrealized Gains	Unrealized Losses Other	Other-Than- Temporary (Impairment)/Recovery	Fair Value
	(Dollars in thousands)
Available for sale securities
U.S. Government agency securities	$20,048	$—	$(449)	$—	$19,599	$20,053	$769	$—	$—	$20,822
Agency mortgage-backed securities	179,366	6,996	(3,001)	—	183,361	209,381	12,158	(114)	—	221,425
Agency collateralized mortgage obligations	61,481	472	(698)	—	61,255	67,412	1,001	(37)	—	68,376
Private mortgage-backed securities	2,599	—	—	264	2,863	3,227	—	—	305	3,532
Single issuer trust preferred securities issued by banks	2,222	—	(49)	—	2,173	2,255	—	(15)	—	2,240
Pooled trust preferred securities issued by banks and insurers	8,113	—	(1,900)	(2,242)	3,971	8,353	—	(2,415)	(2,957)	2,981
Marketable securities	10,756	671	(251)	—	11,176	9,875	92	(57)	—	9,910
Total available for sale securities	$284,585	$8,139	$(6,348)	$(1,978)	$284,398	$320,556	$14,020	$(2,638)	$(2,652)	$329,286
Held to maturity securities
U.S. Treasury securities	$1,012	$57	$—	$—	$1,069	$1,013	$121	$—	$—	$1,134
Agency mortgage-backed securities	115,983	2,961	(114)	—	118,830	72,360	4,233	—	—	76,593
Agency collateralized mortgage obligations	193,190	1,104	(5,038)	—	189,256	97,507	2,875	(2)	—	100,380
State, county, and municipal securities	676	11	—	—	687	915	11	—	—	926
Single issuer trust preferred securities issued by banks	1,507	22	—	—	1,529	1,516	10	—	—	1,526
Corporate debt securities	5,005	221	—	—	5,226	5,007	258	—	—	5,265
Total held to maturity securities	$317,373	$4,376	$(5,152)	$—	$316,597	$178,318	$7,508	$(2)	$—	$185,824
Total	$601,958	$12,515	$(11,500)	$(1,978)	$600,995	$498,874	$21,528	$(2,640)	$(2,652)	$515,110
When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on the sale. The Company did not realize any gain or loss on marketable securities classified as available for sale during the three month periods ending September 30, 2013 and 2012. The Company realized a net loss of $4,000 on marketable securities classified as available for sale during the nine month period ended September 30, 2013 and there were no realized gains or losses during the nine month period ended September 30, 2012.

The actual maturities of certain securities may differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. A schedule of the contractual maturities of securities available for sale and securities held to maturity as of September 30, 2013 is presented below:

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$3	$3	$254	$256
Due after one year to five years	9,151	9,647	5,936	6,192
Due after five years to ten years	81,624	80,651	18,052	18,188
Due after ten years	183,051	182,921	293,131	291,961
Total debt securities	$273,829	$273,222	$317,373	$316,597
Marketable securities	$10,756	$11,176	$—	$—
Total	$284,585	$284,398	$317,373	$316,597
The securities portfolio includes $8.3 million and $7.7 million, respectively, of callable securities in the Company’s investment portfolio at September 30, 2013 and December 31, 2012.
At September 30, 2013 and December 31, 2012, investment securities carried at $361.9 million and $365.8 million, respectively, were pledged to secure public deposits, assets sold under repurchase agreements, letters of credit, and for other purposes.
At September 30, 2013 and December 31, 2012, the Company had no investments in obligations of individual states, counties, or municipalities, which exceeded 10% of Stockholders’ Equity.
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
The following tables show the gross unrealized losses and fair value of the Company’s investments in an unrealized loss position, which the Company has not deemed to be OTTI, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	September 30, 2013
		Less than 12 months		12 months or longer		Total
	# of holdings	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S. Government agency securities	2	$19,599	$(449)	$—	$—	$19,599	$(449)
Agency mortgage-backed securities	31	84,934	(2,893)	3,431	(222)	88,365	(3,115)
Agency collateralized mortgage obligations	15	149,561	(5,736)	—	—	149,561	(5,736)
Single issuer trust preferred securities issued by banks and insurers	2	2,173	(49)	—	—	2,173	(49)
Pooled trust preferred securities issued by banks and insurers	2	—	—	2,343	(1,900)	2,343	(1,900)
Marketable securities	19	5,735	(232)	146	(19)	5,881	(251)
Total temporarily impaired securities	71	$262,002	$(9,359)	$5,920	$(2,141)	$267,922	$(11,500)

	December 31, 2012
		Less than 12 months		12 months or longer		Total
	# of holdings	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Agency mortgage-backed securities	17	$23,814	$(114)	$—	$—	$23,814	$(114)
Agency collateralized mortgage obligations	2	17,677	(39)	—	—	17,677	(39)
Single issuer trust preferred securities issued by banks and insurers	2	2,240	(15)	—	—	2,240	(15)
Pooled trust preferred securities issued by banks and insurers	2	—	—	2,069	(2,415)	2,069	(2,415)
Marketable securities	15	6,613	(57)	—	—	6,613	(57)
Total temporarily impaired securities	38	$50,344	$(225)	$2,069	$(2,415)	$52,413	$(2,640)
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
As a result of the Company’s review of these qualitative and quantitative factors, the causes of the impairments listed in the table above by category are as follows at September 30, 2013:

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

Management monitors the following issuances closely for impairment due to the history of OTTI losses recorded within these classes of securities. Management has determined that these securities possess characteristics which in the current economic environment could lead to further credit related OTTI charges. The following tables summarize pertinent information as of September 30, 2013, that was considered by management in determining if OTTI existed:

	Class	Amortized Cost (1)	Gross Unrealized Gain/(Loss)	Non-Credit Related Other- Than-Temporary (Impairment)/Recovery	Fair Value	Total Cumulative Credit Related Other-Than- Temporary Impairment	Total Cumulative Other-Than- Temporary (Impairment)/Recovery to Date
	(Dollars in thousands)
Pooled trust preferred securities
Pooled trust preferred security A	C1	$1,283	$—	$(757)	$526	$(3,676)	$(4,433)
Pooled trust preferred security B	D	—	—	—	—	(3,481)	(3,481)
Pooled trust preferred security C	C1	506	—	(307)	199	(482)	(789)
Pooled trust preferred security D	D	—	—	—	—	(989)	(989)
Pooled trust preferred security E	C1	2,081	—	(1,178)	903	(1,368)	(2,546)
Pooled trust preferred security F	B	1,833	(1,028)	—	805	—	—
Pooled trust preferred security G	A1	2,410	(872)	—	1,538	—	—
Total pooled trust preferred securities		$8,113	$(1,900)	$(2,242)	$3,971	$(9,996)	$(12,238)
Private mortgage-backed securities
Private mortgage-backed securities-one	2A1	$1,835	$—	$165	$2,000	$(766)	$(601)
Private mortgage-backed securities-two	A19	764	—	99	863	(85)	14
Total private mortgage-backed securities		$2,599	$—	$264	$2,863	$(851)	$(587)
Total		$10,712	$(1,900)	$(1,978)	$6,834	$(10,847)	$(12,825)

(1)	The amortized cost reflects previously recorded OTTI charges recognized in earnings for the applicable securities.

	Class	Number of Performing Banks and Insurance Cos. in Issuances (Unique)	Current Deferrals/ Defaults/Losses (As a % of Original Collateral)	Total Projected Defaults/Losses (as a % of Performing Collateral)	Excess Subordination (After Taking into Account Best Estimate of Future Deferrals/ Defaults/Losses) (1)	Lowest credit Ratings to date (2)
Pooled trust preferred securities
Trust preferred security A	C1	56	33.08%	19.20%	—%	C (Fitch & Moody's)
Trust preferred security B	D	56	33.08%	19.20%	—%	C (Fitch)
Trust preferred security C	C1	47	29.29%	14.96%	—%	C (Fitch & Moody's)
Trust preferred security D	D	47	29.29%	14.96%	—%	C (Fitch)
Trust preferred security E	C1	46	26.86%	15.82%	1.10%	C (Fitch & Moody's)
Trust preferred security F	B	32	25.08%	17.98%	33.20%	CC (Fitch)
Trust preferred security G	A1	32	25.08%	17.98%	57.55%	CCC+ (S&P)
Private mortgage-backed securities
Private mortgage-backed securities-one	2A1	N/A	7.80%	12.72%	—%	D (Fitch)
Private mortgage-backed securities-two	A19	N/A	4.33%	7.54%	—%	C (Fitch)

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

The following table shows the total OTTI that the Company recorded for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2013	2012	2013	2012
	(Dollars in thousands)
Gross change in OTTI recorded on certain investments	$303	$403	$674	$571
Portion of OTTI recognized in OCI	(303)	(403)	(674)	(647)
Total credit related OTTI losses recognized in earnings	$—	$—	—	$(76)
The following table shows the cumulative credit related component of OTTI for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2013	2012	2013	2012
	(Dollars in thousands)
Balance at beginning of period	$(10,847)	$(10,847)	$(10,847)	$(10,771)
Add
Incurred on securities not previously impaired	—	—	—	—
Incurred on securities previously impaired	—	—	—	(76)
Less
Realized gain/loss on sale of securities	—	—	—	—
Reclassification due to changes in Company’s intent	—	—	—	—
Increases in cash flow expected to be collected	—	—	—	—
Balance at end of period	$(10,847)	$(10,847)	$(10,847)	$(10,847)

NOTE 4 – LOANS, ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY
The following tables bifurcate the amount of allowance allocated to each loan category based on the type of impairment analysis as of the periods indicated:

	September 30, 2013
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Financing receivables
Ending balance: total loans by group	$756,222	$2,166,281	$236,466	$75,273	$496,464	$804,670	$20,653	$4,556,029	(1)
Ending balance: individually evaluated for impairment	$9,646	$39,805	$100	$2,062	$15,786	$4,131	$1,437	$72,967
Ending balance: purchase credit impaired loans	$—	$18,114	$—	$—	$8,888	$330	$—	$27,332
Ending balance: collectively evaluated for impairment	$746,576	$2,108,362	$236,366	$73,211	$471,790	$800,209	$19,216	$4,455,730

	December 31, 2012
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Financing receivables
Ending balance: total loans by group	$687,511	$2,122,153	$188,768	$78,594	$612,881	$802,149	$26,955	$4,519,011	(1)
Ending balance: individually evaluated for impairment	$8,575	$33,868	$—	$2,279	$15,373	$4,435	$2,129	$66,659
Ending Balance: purchase credit impaired loans	$—	$21,853	$—	$—	$9,821	$380	$—	$32,054
Ending balance: collectively evaluated for impairment	$678,936	$2,066,432	$188,768	$76,315	$587,687	$797,334	$24,826	$4,420,298

(1)	The amount of deferred fees included in the ending balance was $2.4 million and $3.1 million at September 30, 2013 and December 31, 2012, respectively.
The following tables summarize changes in allowance for loan losses by loan category for the periods indicated:

	Three Months Ended September 30, 2013
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Allowance for loan losses
Beginning balance	$14,325	$23,029	$3,422	$1,295	$2,959	$7,267	$679	$52,976
Charge-offs	(866)	(209)	(308)	(84)	(210)	(420)	(273)	(2,370)
Recoveries	24	89	—	47	5	22	119	306
Provision	1,531	2,069	387	(43)	141	(1,555)	120	2,650
Ending balance	$15,014	$24,978	$3,501	$1,215	$2,895	$5,314	$645	$53,562

	Three Months Ended September 30, 2012
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Allowance for loan losses
Beginning balance	$11,558	$21,376	$2,220	$1,320	$2,981	$7,854	$1,094	$48,403
Charge-offs	(1,267)	(621)	—	(98)	(227)	(365)	(247)	(2,825)
Recoveries	122	188	—	21	79	36	116	562
Provision	1,555	962	359	128	101	443	58	3,606
Ending balance	$11,968	$21,905	$2,579	$1,371	$2,934	$7,968	$1,021	$49,746

	Nine Months Ended September 30, 2013
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Allowance for loan losses
Beginning balance	$13,461	$22,598	$2,811	$1,524	$2,930	$7,703	$807	$51,834
Charge-offs	(2,591)	(812)	(308)	(505)	(457)	(954)	(794)	(6,421)
Recoveries	263	97	—	123	91	73	452	1,099
Provision	3,881	3,095	998	73	331	(1,508)	180	7,050
Ending balance	$15,014	$24,978	$3,501	$1,215	$2,895	$5,314	$645	$53,562
Ending balance: Individually evaluated for impairment	$1,174	$2,150	$—	$111	$1,651	$112	$83	$5,281
Ending balance: Collectively evaluated for impairment	$13,840	$22,828	$3,501	$1,104	$1,244	$5,202	$562	$48,281
	Nine Months Ended September 30, 2012
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Residential Real Estate	Home Equity	Other Consumer	Total
Allowance for loan losses
Beginning balance	$11,682	$23,514	$2,076	$1,896	$3,113	$4,597	$1,382	$48,260
Charge-offs	(5,989)	(3,358)	—	(404)	(441)	(2,506)	(840)	(13,538)
Recoveries	435	188	—	119	79	67	430	1,318
Provision	5,840	1,561	503	(240)	183	5,810	49	13,706
Ending balance	$11,968	$21,905	$2,579	$1,371	$2,934	$7,968	$1,021	$49,746
Ending balance: Individually evaluated for impairment	$281	$737	$—	$201	$1,326	$36	$174	$2,755
Ending balance: Collectively evaluated for impairment	$11,687	$21,168	$2,579	$1,170	$1,608	$7,932	$847	$46,991
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
The following table details the internal risk-rating categories for the Company’s commercial portfolio:

		September 30, 2013
Category	Risk Rating	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Total
		(Dollars in thousands)
Pass	1 - 6	$710,761	$1,999,924	$223,420	$68,489	$3,002,594
Potential weakness	7	24,668	71,371	7,881	2,940	106,860
Definite weakness-loss unlikely	8	20,403	93,899	5,065	3,780	123,147
Partial loss probable	9	390	1,087	100	64	1,641
Definite loss	10	—	—	—	—	—
Total		$756,222	$2,166,281	$236,466	$75,273	$3,234,242

		December 31, 2012
Category	Risk Rating	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Small Business	Total
		(Dollars in thousands)
Pass	1 - 6	$647,984	$1,928,148	$177,693	$71,231	$2,825,056
Potential weakness	7	16,420	92,651	6,195	3,213	118,479
Definite weakness-loss unlikely	8	21,979	98,688	4,880	4,080	129,627
Partial loss probable	9	1,128	2,666	—	70	3,864
Definite loss	10	—	—	—	—	—
Total		$687,511	$2,122,153	$188,768	$78,594	$3,077,026

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

	September 30, 2013	December 31, 2012
Residential portfolio
FICO score (re-scored) (1)	739	727
LTV (re-valued) (2)	69.0%	67.0%
Home equity portfolio
FICO score (re-scored) (1)	763	763
LTV (re-valued) (2)	55.0%	54.0%

(1)
The average FICO scores for September 30, 2013 are based upon rescores available from August 2013 and actual score data for loans booked between September 1 and September 30, 2013. The average FICO scores for December 31, 2012 are based upon rescores available from November 2012 and actual score data for loans booked between December 1 and December 31, 2012.

(2)
The combined LTV ratios for September 30, 2013 are based upon updated automated valuations as of February 2013 and actual score data for loans booked between March 1 and September 30, 2013. The combined LTV ratios for December 31, 2012 are based upon updated automated valuations as of November 30, 2011 and actual score data for loans through December 31, 2012. For home equity loans and lines in a subordinate lien, the LTV data represents a combined LTV, taking into account the senior lien data for loans and lines.

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
The following table shows nonaccrual loans at the dates indicated:

	September 30, 2013	December 31, 2012
	(Dollars in thousands)
Commercial and industrial	$4,557	$2,666
Commercial real estate	12,800	6,574
Commercial construction	100	—
Small business	615	570
Residential real estate	11,817	11,472
Home equity (1)	7,320	7,311
Other consumer	134	121
Total nonaccrual loans (2)	$37,343	$28,714

(1)
Includes home equity loans which are currently performing but have been placed on nonaccrual as a result of delinquency with respect to the first position, which is held by another financial institution.

(2)	Included in these amounts were $8.6 million and $6.6 million of nonaccruing TDRs at September 30, 2013 and December 31, 2012, respectively.

The following table shows the age analysis of past due financing receivables as of the dates indicated:

	September 30, 2013
	30-59 days		60-89 days		90 days or more		Total Past Due			Total Financing Receivables	Recorded Investment >90 Days and Accruing
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Current
	(Dollars in thousands)
Loan Portfolio
Commercial and industrial	7	$837	5	$851	22	$4,033	34	$5,721	$750,501	$756,222	$—
Commercial real estate	17	8,175	6	2,150	29	8,987	52	19,312	2,146,969	2,166,281	—
Commercial construction	—	—	—	—	1	100	1	100	236,366	236,466	—
Small business	14	328	8	295	18	278	40	901	74,372	75,273	—
Residential real estate	17	2,315	9	1,679	38	6,335	64	10,329	486,135	496,464	433
Home equity	19	1,558	7	646	23	1,598	49	3,802	800,868	804,670	—
Other consumer	114	554	28	96	31	231	173	881	19,772	20,653	111
Total	188	$13,767	63	$5,717	162	$21,562	413	$41,046	$4,514,983	$4,556,029	$544

	December 31, 2012
	30-59 days		60-89 days		90 days or more		Total Past Due			Total Financing Receivables	Recorded Investment >90 Days and Accruing
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Current
	(Dollars in thousands)
Loan Portfolio
Commercial and industrial	14	$1,305	7	$336	23	$1,875	44	$3,516	$683,995	$687,511	$—
Commercial real estate	19	5,028	8	2,316	31	6,054	58	13,398	2,108,755	2,122,153	—
Commercial construction	—	—	—	—	—	—	—	—	188,768	188,768	—
Small business	20	750	8	94	10	320	38	1,164	77,430	78,594	—
Residential real estate	17	3,053	7	1,848	40	7,501	64	12,402	600,479	612,881	—
Home equity	32	2,756	10	632	17	1,392	59	4,780	797,369	802,149	—
Other consumer	208	1,217	32	224	28	153	268	1,594	25,361	26,955	52
Total	310	$14,109	72	$5,450	149	$17,295	531	$36,854	$4,482,157	$4,519,011	$52
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

The following table shows the Company’s total TDRs and other pertinent information as of the dates indicated:

	September 30, 2013	December 31, 2012
	(Dollars in thousands)
TDRs on accrual status	$36,429	$46,764
TDRs on nonaccrual	8,567	6,554
Total TDRs	$44,996	$53,318
Amount of specific reserves included in the allowance for loan losses associated with TDRs:	$2,544	$3,049
Additional commitments to lend to a borrower who has been a party to a TDR:	$1,582	$1,847
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
The following table shows the modifications which occurred during the periods indicated and the change in the recorded investment subsequent to the modifications occurring:

	Three Months Ended			Nine Months Ended
	September 30, 2013			September 30, 2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment (1)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment (1)
	(Dollars in thousands)
Troubled debt restructurings
Commercial & industrial	1	$37	$37	3	$319	$319
Commercial real estate	2	463	463	4	1,526	1,526
Small business	4	$261	$261	9	543	543
Residential real estate	1	228	228	7	2,128	2,154
Home equity	1	184	184	4	378	378
Other consumer	—	—	—	2	11	11
Total	9	$1,173	$1,173	29	$4,905	$4,931

	Three Months Ended			Nine Months Ended
	September 30, 2012			September 30, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment (1)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment (1)
	(Dollars in thousands)
Troubled debt restructurings
Commercial & industrial	4	$329	$329	15	$1,602	$1,602
Commercial real estate	5	1,624	1,624	13	6,274	6,274
Small business	8	327	327	16	724	724
Residential real estate	5	889	893	9	1,539	1,543
Home equity	3	111	113	12	767	769
Other consumer	8	57	57	30	459	459
Total	33	$3,337	$3,343	95	$11,365	$11,371

(1)	The post-modification balances represent the balance of the loan on the date of modifications. These amounts may show an increase when modifications include a capitalization of interest.
The following table shows the Company’s post-modification balance of TDRs listed by type of modification as of the periods indicated:

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
	(Dollars in thousands)		(Dollars in thousands)
Extended maturity	$438	$721	$1,429	$4,058
Adjusted interest rate	—	1,207	—	1,561
Combination rate & maturity	735	1,136	3,491	4,358
Court ordered concession	—	279	11	1,394
Total	$1,173	$3,343	$4,931	$11,371
The following table shows the loans that have been modified during the past twelve months which have subsequently defaulted during the periods indicated. The Company considers a loan to have defaulted when it reaches 90 days past due.

	Three Months Ended September 30
	2013		2012
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(Dollars in thousands)
Troubled debt restructurings that subsequently defaulted
Commercial real estate	—	—	1	202
Residential real estate	—	—	1	190
Total	—	$—	2	$392

	Nine Months Ended September 30
	2013		2012
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(Dollars in thousands)
Troubled debt restructurings that subsequently defaulted
Commercial & industrial	1	$1,614	—	$—
Commercial real estate	—	—	1	202
Small business	1	231	—	—
Residential real estate	—	—	1	190
Total	2	$1,845	2	$392

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

The tables below set forth information regarding the Company’s impaired loans by loan portfolio as of the dates indicated:

	September 30, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
With no related allowance recorded
Commercial & industrial	$7,512	$7,815	$—
Commercial real estate	14,872	15,674	—
Commercial construction	100	408	—
Small business	1,446	1,611	—
Residential real estate	2,053	2,311	—
Home equity	3,559	3,614	—
Other consumer	485	486	—
Subtotal	30,027	31,919	—
With an allowance recorded
Commercial & industrial	$2,134	$2,154	$1,174
Commercial real estate	24,933	25,007	2,150
Commercial construction	—	—	—
Small business	616	644	111
Residential real estate	13,733	14,678	1,651
Home equity	572	637	112
Other consumer	952	971	83
Subtotal	42,940	44,091	5,281
Total	$72,967	$76,010	$5,281

	December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
With no related allowance recorded
Commercial & industrial	$5,849	$7,343	$—
Commercial real estate	12,999	13,698	—
Commercial construction	—	—	—
Small business	1,085	1,147	—
Residential real estate	2,545	2,630	—
Home equity	4,119	4,166	—
Other consumer	700	705	—
Subtotal	27,297	29,689	—
With an allowance recorded
Commercial & industrial	$2,726	$2,851	$1,084
Commercial real estate	20,869	21,438	516
Commercial construction	—	—	—
Small business	1,194	1,228	353
Residential real estate	12,828	13,601	1,302
Home equity	316	389	35
Other consumer	1,429	1,453	130
Subtotal	39,362	40,960	3,420
Total	$66,659	$70,649	$3,420

The following tables set forth information regarding interest income recognized on impaired loans, by portfolio, for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30, 2013		September 30, 2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded
Commercial & industrial	$7,553	$91	$7,762	$275
Commercial real estate	15,175	262	15,638	788
Commercial construction	1,105	13	1,441	39
Small business	1,479	26	1,631	79
Residential real estate	2,159	24	2,221	68
Home equity	3,570	41	3,604	126
Other consumer	500	9	543	32
Subtotal	31,541	466	32,840	1,407
With an allowance recorded
Commercial & industrial	$2,360	$30	$2,684	$96
Commercial real estate	24,984	330	25,128	1,013
Commercial construction	—	—	—	—
Small business	624	10	652	30
Residential real estate	13,773	135	13,884	391
Home equity	575	6	585	18
Other consumer	973	9	1,041	27
Subtotal	43,289	520	43,974	1,575
Total	$74,830	$986	$76,814	$2,982

	Three Months Ended		Nine Months Ended
	September 30, 2012		September 30, 2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded
Commercial & industrial	$8,181	$107	$8,584	$323
Commercial real estate	18,625	329	19,033	1,005
Commercial construction	—	—	—	—
Small business	1,461	25	1,543	79
Residential real estate	2,709	81	2,730	84
Home equity	3,527	39	3,571	117
Other consumer	81	1	78	3
Subtotal	34,584	582	35,539	1,611
With an allowance recorded
Commercial & industrial	$1,077	$23	$1,487	$74
Commercial real estate	17,444	255	18,103	790
Commercial construction	—	—	—	—
Small business	1,176	16	1,171	49
Residential real estate	13,592	168	13,720	434
Home equity	803	14	815	41
Other consumer	2,283	30	2,447	98
Subtotal	36,375	506	37,743	1,486
Total	$70,959	$1,088	$73,282	$3,097

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

	September 30, 2013	December 31, 2012
	(Dollars in thousands)
Outstanding balance	$30,305	$36,278
Carrying amount	$27,333	$32,054

The following table summarizes activity in the accretable yield for the PCI loan portfolio:

(Dollars in thousands)
Balance at January 1, 2012	$—
Acquisition	3,095
Accretion	(903)
Reclassification from nonaccretable difference for loans with improved cash flows (1)	272
Balance at December 31, 2012	2,464

Balance at January 1, 2013	$2,464
Accretion	(1,453)
Other change in expected cash flows (2)	1,142
Reclassification from nonaccretable difference for loans with improved cash flows (1)	335
Balance at September 30, 2013	$2,488
(1) Results in increased interest income during the period in which the loan paid off.
(2) Represents changes in cash flows expected to be collected and resulting in increased interest income as a prospective yield adjustment over the remaining life of the loan(s).

NOTE 5 – EARNINGS PER SHARE
Earnings per share consisted of the following components for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2013	2012	2013	2012
	(Dollars in thousands, except per share data)
Net income	$14,655	$11,601	$39,665	$32,658

Weighted Average Shares
Basic shares	22,946,308	21,654,188	22,886,521	21,613
Effect of diluted securities	100,806	52,116	72,799	31
Dilutive shares	23,047,114	21,706,304	22,959,320	21,644

Net income per share
Basic EPS	$0.64	$0.54	$1.73	$1.51
Effect of diluted securities	—	(0.01)	—	—
Dilutive EPS	$0.64	$0.53	$1.73	$1.51
The following table illustrates the options to purchase common stock that were excluded from the calculation of diluted earnings per share because they were anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2013	2012	2013	2012
Stock options	—	357,459	125,241	614,181

NOTE 6 – STOCK BASED COMPENSATION
During 2013, the Company made the following awards of restricted stock:

Date	Shares Granted	Plan	Fair Value	Vesting Period
1/16/2013	2,000	2005 Employee Stock Plan	$30.48	Ratably over 3 years from grant date
2/14/2013	93,800	2005 Employee Stock Plan	$31.51	Ratably over 5 years from grant date
5/21/2013	14,700	2010 Non-Employee Director Stock Plan	$33.17	At the end of 5 years from grant date
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

The following table reflects the Company’s derivative positions for the periods indicated below for interest rate swaps which qualify as cash flow hedges for accounting purposes:

September 30, 2013
Notional Amount	Trade Date	Effective Date	Maturity Date	Receive (Variable) Index	Current Rate Received	Pay Fixed Swap Rate	Fair Value
(Dollars in thousands)
$25,000	16-Feb-06	28-Dec-06	28-Dec-16	3 Month LIBOR	0.25%	5.04%	$(3,429)
25,000	16-Feb-06	28-Dec-06	28-Dec-16	3 Month LIBOR	0.25%	5.04%	(3,429)
25,000	8-Dec-08	10-Dec-08	10-Dec-13	3 Month LIBOR	0.26%	2.65%	(116)
25,000	9-Dec-08	10-Dec-08	10-Dec-13	3 Month LIBOR	0.26%	2.59%	(113)
25,000	9-Dec-08	10-Dec-08	10-Dec-18	3 Month LIBOR	0.26%	2.94%	(1,771)
50,000	17-Nov-09	20-Dec-10	20-Dec-14	3 Month LIBOR	0.25%	3.04%	(1,671)
25,000	5-May-11	10-Jun-11	10-Jun-15	3 Month LIBOR	0.26%	1.71%	(562)
$200,000							$(11,091)
December 31, 2012
Notional Amount	Trade Date	Effective Date	Maturity Date	Receive (Variable) Index	Current Rate Received	Pay Fixed Swap Rate	Fair Value
			(Dollars in thousands)
$25,000	16-Feb-06	28-Dec-06	28-Dec-16	3 Month LIBOR	0.31%	5.04%	$(4,416)
25,000	16-Feb-06	28-Dec-06	28-Dec-16	3 Month LIBOR	0.31%	5.04%	(4,417)
25,000	8-Dec-08	10-Dec-08	10-Dec-13	3 Month LIBOR	0.31%	2.65%	(553)
25,000	9-Dec-08	10-Dec-08	10-Dec-13	3 Month LIBOR	0.31%	2.59%	(539)
25,000	9-Dec-08	10-Dec-08	10-Dec-18	3 Month LIBOR	0.31%	2.94%	(2,819)
50,000	17-Nov-09	20-Dec-10	20-Dec-14	3 Month LIBOR	0.31%	3.04%	(2,647)
25,000	5-May-11	10-Jun-11	10-Jun-15	3 Month LIBOR	0.31%	1.71%	(798)
$200,000							$(16,189)
For derivative instruments that are designated and qualify as cash flow hedging instruments, the effective portion of the gains or losses is reported as a component of OCI, and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The Company expects approximately $4.8 million (pre-tax), to be reclassified to interest expense from OCI, related to the Company’s cash flow hedges in the next twelve months. This reclassification is due to anticipated payments that will be made and/or received on the swaps based upon the forward curve as of September 30, 2013.
The Company had no fair value hedges as of September 30, 2013 or December 31, 2012.
The table below presents the net amortization income recognized as an offset to interest expense related to previously terminated swaps for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2013	2012	2013	2012
	(Dollars in thousands)		(Dollars in thousands)
Net amortization income	$61	$61	$183	$183
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
The following table reflects the Company’s customer related derivative positions for the periods indicated below for those derivatives not designated as hedging:

		Notional Amount Maturing
	# of Positions (1)	2013	2014	2015	2016	Thereafter	Total	Fair Value
	September 30, 2013
	(Dollars in thousands)
Loan level swaps
Receive fixed, pay variable	164	$4,003	54,724	99,271	49,875	379,553	$587,426	$15,053
Pay fixed, receive variable	158	$4,003	54,724	99,271	49,875	379,553	$587,426	$(15,096)
Foreign exchange contracts
Buys foreign currency, sells US currency	7	$6,621	7,221	—	—	—	$13,842	$447
Buys US currency, sells foreign currency	7	$6,621	7,221	—	—	—	$13,842	$(440)
	December 31, 2012
	(Dollars in thousands)
Loan level swaps
Receive fixed, pay variable	143	$16,766	65,344	105,939	45,267	268,932	$502,248	$28,678
Pay fixed, receive variable	137	$16,766	65,344	105,939	45,267	268,932	$502,248	$(28,663)
Foreign exchange contracts
Buys foreign currency, sells US currency	16	$42,516	—	—	—	—	$42,516	$1,748
Buys US currency, sells foreign currency	16	$42,516	—	—	—	—	$42,516	$(1,718)

(1)	The Company may enter into one swap agreement which offsets multiple reverse swap agreements. The positions will offset and the terms will be identical.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet at the periods indicated:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Fair Value at September 30, 2013	Fair Value at December 31, 2012	Balance Sheet Location	Fair Value at September 30, 2013	Fair Value at December 31, 2012
	(Dollars in thousands)
Derivatives designated as hedges
Interest rate swaps	Other assets	$—	$—	Other liabilities	$11,091	$16,189
Derivatives not designated as hedges
Customer Related Positions:
Loan level swaps	Other assets	$19,093	$28,678	Other liabilities	$19,136	$28,663
Foreign exchange contracts	Other assets	447	1,748	Other liabilities	440	1,718
Total		$19,540	$30,426		$19,576	$30,381
The table below presents the effect of the Company’s derivative financial instruments included in OCI and current earnings for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2013	2012	2013	2012
	(Dollars in thousands)		(Dollars in thousands)
Derivatives designated as hedges
Gain (loss) in OCI on derivatives (effective portion), net of tax	$(411)	$(929)	$350	$(2,125)
Loss reclassified from OCI into interest expense (effective portion)	$(1,464)	$(1,370)	$(4,322)	$(4,008)
Loss recognized in income on derivatives (ineffective portion & amount excluded from effectiveness testing)
Interest expense	$—	$—	$—	$—
Other expense	—	—	—	—
Total	$—	$—	$—	$—
Derivatives not designated as hedges
Changes in fair value of customer related positions
Other income	$1	$12	$27	$85
Other expense	(27)	(4)	(108)	(23)
Total	$(26)	$8	$(81)	$62

By using derivatives, the Company is exposed to credit risk to the extent that counterparties to the derivative contracts do not perform as required. Should a counterparty fail to perform under the terms of a derivative contract, the Company's credit exposure on interest rate swaps is limited to the net positive fair value and accrued interest of all swaps with each counterparty. The Company seeks to minimize counterparty credit risk through credit approvals, limits, monitoring procedures, and obtaining collateral, where appropriate. Institutional counterparties must have an investment grade credit rating and be approved by the Company's Board of Directors. As such, management believes the risk of incurring credit losses on derivative contracts with those counterparties is remote and losses, if any, would be immaterial. The Company had exposure relating to interest rate swaps with institutional counterparties of $1.4 million at September 30, 2013 and had no such exposure at December 31, 2012, as all such swaps were in a liability position. The Company’s exposure relating to customer related positions was approximately $17.7 million and $31.0 million at September 30, 2013 and December 31, 2012, respectively. Credit exposure may be reduced by the amount of collateral pledged by the counterparty.

The Company does not offset fair value amounts recognized for derivative instruments. The Company does net the amount recognized for the right to reclaim cash collateral against the obligation to return cash collateral arising from derivative instruments executed with the same counterparty under a master netting arrangement. Collateral legally required to be maintained at dealer banks by the Company is monitored and adjusted as necessary. Per a review completed by management of these instruments at September 30, 2013 it was determined that no additional collateral would have to be posted to immediately settle these instruments.
The following tables present the Company's asset and liability derivative positions and the potential effect of netting arrangements on its financial position, as of the periods indicated:

				Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments (1)	Cash Collateral Received	Net Amount
	(Dollars in thousands)
Derivative Assets	September 30, 2013
Interest rate swaps	$—	$—	$—	$—	$—	$—
Loan level swaps	19,093	—	19,093	2,020	—	17,073
Customer foreign exchange contracts	447	—	447	—	—	447
	$19,540	$—	$19,540	$2,020	$—	$17,520

Derivative Liabilities	September 30, 2013
Interest rate swaps	$11,091	$—	$11,091	$—	$15,483	$(4,392)
Loan level swaps	19,136	—	19,136	2,020	15,736	1,380
Customer foreign exchange contracts	440	—	440	—	—	440
	$30,667	$—	$30,667	$2,020	$31,219	$(2,572)

(1)	Includes loan level swaps with customers which are not subject to a master netting arrangement and thus are not offset in the statement of financial position.

				Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments (1)	Cash Collateral Pledged	Net Amount
	(Dollars in thousands)
Derivative Assets	December 31, 2012
Interest rate swaps	$—	$—	$—	$—	$—	$—
Loan level swaps	28,678	—	28,678	—	—	28,678
Customer foreign exchange contracts	1,748	—	1,748	—	—	1,748
	$30,426	$—	$30,426	$—	$—	$30,426

Derivative Liabilities	December 31, 2012
Interest rate swaps	$16,189	$—	$16,189	$—	$19,185	$(2,996)
Loan level swaps	28,663	—	28,663	—	31,772	(3,109)
Customer foreign exchange contracts	1,718	—	1,718	—	—	1,718
	$46,570	$—	$46,570	$—	$50,957	$(4,387)

(1)	Includes loan level swaps with customers which are not subject to a master netting arrangement and thus are not offset in the statement of financial position.

The Company has agreements with certain of its derivative counterparties that contain a provision where if the Company fails to maintain its status as a well capitalized institution, then the Company could be required to terminate any outstanding derivatives with the counterparty. All liability position interest rate swap and customer loan level swap counterparties have credit-risk contingent instruments as of the dates indicated in the table above. In addition, derivative instruments that contain credit-risk related contingent features that are in a net liability position require the Company to assign collateral as noted in the table above.
Mortgage Derivatives

Prior to closing and funding certain one-to-four family residential mortgage loans, an interest rate lock commitment is generally extended to the borrower. During the period from commitment date to closing date, the Company is subject to the risk that market rates of interest may change. If market rates rise, investors generally will pay less to purchase such loans resulting in a reduction in the gain on sale of the loans or, possibly, a loss. In an effort to mitigate such risk, forward delivery sales commitments are executed, under which the Company agrees to deliver whole mortgage loans to various investors. In addition, the Company may also enter into additional Forward TBA (To Be Announced) mortgage contracts, also considered derivative instruments, which are purchased by the company from a list of diversified counterparties in order to hedge customer rate locks. These forward contracts carry a market price that has a strong inverse relationship to that of mortgage prices. When the Company locks a rate to the customer, the rate can be held for the benefit of the customer for a certain period of time until the mortgage is sold. During that time, the Company may not have agreed on a price with a mortgage investor and fluctuations in market conditions may cause the mortgage to lose market value. Within a short period after the rate is locked with the customer, the Company may, depending upon the effectiveness of existing hedges, execute a Forward TBA trade with a counterparty to hedge that market risk. Certain assumptions, including pull through rates and rate lock periods, are used in managing the existing and future hedges. The effectiveness of the hedges rely on the accuracy of these assumptions.

The change in fair value on the interest rate lock commitments, forward delivery sale commitments, and forward TBA mortgage contracts are recorded in current period earnings as a component of mortgage banking income. In addition, the Company has elected the fair value option to carry loans held for sale at fair value. The change in fair value of loans held for sale is recorded in current period earnings as a component of mortgage banking income in accordance with the Company's fair value election.
The table below summarizes the fair value of residential mortgage loans commitments, forward sales agreements, and loans held for sale at the periods indicated:

	September 30, 2013	December 31, 2012
	(Dollars in thousands)
Interest rate lock commitments	$587	$102
Forward sales agreements	$(461)	$(223)
Loans held for sale fair value adjustments	$395	$121
The table below summarizes the changes in the fair value of residential mortgage loans commitments, forward sales agreements, and loans held for sale at the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2013	2012	2013	2012
	(Dollars in thousands)		(Dollars in thousands)
Interest rate lock commitments	$1,453	$465	$485	$566
Forward sales agreements	(2,553)	(1,141)	(238)	(1,354)
Loans held for sale fair value adjustments	1,609	676	274	788
Total change in fair value	$509	$—	$521	$—

NOTE 8 – FAIR VALUE MEASUREMENTS
Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. If there has been a significant decrease in the volume and level of activity for the asset or liability, regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. The Company uses prices and inputs that are current as of the measurement date. In periods of market dislocation, the observability of prices and inputs may be reduced for many instruments. This condition could cause an instrument to be reclassified from one level to another.
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
Derivative Instruments
Derivatives
The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The Company incorporates credit valuation adjustments to appropriately reflect nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings. Additionally, in conjunction with fair value measurement guidance, the Company has made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. Although the Company has determined that the majority of the inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of September 30, 2013 and December 31, 2012, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2.
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
Goodwill and Other Intangible Assets
Goodwill and identified intangible assets are subject to impairment testing. The Company conducts an annual impairment test of goodwill in the third quarter of each year, or more frequently if necessary, and other intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. To estimate the fair value of goodwill and, if necessary, other intangible assets the Company utilizes both a comparable analysis of relevant price multiples in recent market transactions and discounted cash flow analysis. Both valuation models require a significant degree of management judgment. In the event the fair value as determined by the valuation model is less than the carrying value, the intangibles may be impaired. If the impairment testing resulted in impairment, the Company would classify the impaired goodwill and other intangible assets subjected to nonrecurring fair value adjustments as Level 3.

Assets and liabilities measured at fair value at the periods indicated were as follows:

		Fair Value Measurements at Reporting Date Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	September 30, 2013
	(Dollars in thousands)
Recurring fair value measurements
Assets
Securities available for sale
U.S. Government agency securities	$19,599	$—	$19,599	$—
Agency mortgage-backed securities	183,361	—	183,361	—
Agency collateralized mortgage obligations	61,255	—	61,255	—
Private mortgage-backed securities	2,863	—	—	2,863
Single issuer trust preferred securities issued by banks	2,173	—	2,173	—
Pooled trust preferred securities issued by banks and insurers	3,971	—	—	3,971
Marketable securities	11,176	11,176	—	—
Loans held for sale	10,667	—	10,667	—
Derivative instruments	20,127	—	20,127	—
Liabilities
Derivative instruments	31,128	—	31,128	—
Total recurring fair value measurements	$284,064	$11,176	$266,054	$6,834

Nonrecurring fair value measurements
Assets
Collateral dependent impaired loans	$13,085	$—	$—	$13,085
Other real estate owned	9,188	—	—	9,188
Total nonrecurring fair value measurements	$22,273	$—	$—	$22,273

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

	Securities Available for Sale:
	Pooled Trust Preferred Securities	Single Trust Preferred Securities	Private Mortgage- Backed Securities	Total
	(Dollars in thousands)
Balance at June 30, 2013	$3,617	$—	$3,036	$6,653
Gains and (losses) (realized/unrealized)
Included in other comprehensive income	399	—	46	445
Settlements	(45)	—	(219)	(264)
Balance at September 30, 2013	$3,971	$—	$2,863	$6,834

Balance at January 1, 2012	$2,820	$4,210	$6,110	$13,140
Gains and (losses) (realized/unrealized)
Included in earnings	—	—	(76)	(76)
Included in other comprehensive income	313	703	411	1,427
Settlements	(152)	—	(2,913)	(3,065)
Transfers into (out of) level 3	—	(4,913)	—	(4,913)
Balance at December 31, 2012	$2,981	$—	$3,532	$6,513
Gains and (losses) (realized/unrealized)
Included in other comprehensive income	1,230	—	(43)	1,187
Settlements	(240)	—	(626)	(866)
Balance at September 30, 2013	$3,971	$—	$2,863	$6,834
During the first quarter of 2012 the Company transferred the Single Issuer Trust Preferred Security from Level 3 to Level 2. The reason for this transfer was increased trading of the security, enabling the use of more observable inputs. It is the Company’s policy to recognize the transfers as of the end of the reporting period. There were no transfers between the Levels of the fair value hierarchy for any assets or liabilities measured at fair value on a recurring basis during the third quarter of 2013.

The following table sets forth certain unobservable inputs regarding the Company’s investment in securities that are classified as Level 3 for the periods indicated:

	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range	Weighted Average
	(Dollars in thousands)
	September 30, 2013
Pooled trust preferred securities	$3,971	Discounted cash flow methodology	Cumulative Prepayment	0%-76.0%	7.2%
			Cumulative Default	2.9%-100.0%	17.8%
			Loss Given Default	85.0% - 100.0%	95.7%
			Cure Given Default	0% - 75.0%	42.7%
Private mortgage-backed securities	$2,863	Multi-dimensional spread tables	Cumulative Prepayment Rate	14.4%-14.5%	14.5%
			Constant Default Rate	0.8% -20.3%	4.1%
			Severity	21.0% -50.0%	33.9%
Impaired loans	$13,085	Appraisals of collateral (1)
Other real estate owned	$9,188	Appraisals of collateral (1)
	December 31, 2012
Pooled trust preferred securities	$2,981	Discounted cash flow methodology	Cumulative Prepayment	0%-76.0%	7.5%
			Cumulative Default	3.0%-100.0%	19.6%
			Loss Given Default	85.0% - 100.0%	94.9%
			Cure Given Default	0% - 75.0%	33.8%
Private mortgage-backed securities	$3,532	Multi-dimensional spread tables	Cumulative Prepayment Rate	10.3%-14.5%	13.9%
			Constant Default Rate	0.9% -20.4%	4.0%
			Severity	20.0% -55.0%	33.6%
Impaired loans	$7,817	Appraisals of collateral (1)
Other real estate owned	$11,974	Appraisals of collateral (1)

(1)
Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable. Appraisals may be adjusted by management for qualitative factors such as economic factors and estimated liquidation expenses. The range of these possible adjustments may vary.

For the fair value measurements in the table above, which are classified as Level 3 within the fair value hierarchy, the Company’s Treasury and Finance groups determine the valuation policies and procedures. For the pricing of the securities, the Company uses third-party pricing information, without adjustment. Depending on the type of the security, management employs various techniques to analyze the pricing it receives from third-parties, such as analyzing changes in market yields and in certain instances reviewing the underlying collateral of the security. Management reviews changes in fair value from period to period and performs testing to ensure that prices received from the third parties are consistent with their expectation of the market. For the securities categorized as Level 3 and the market is deemed to be inactive, the fair value models are calibrated and to the extent possible, significant inputs are back tested on a quarterly basis. This testing is done by the third party service provider, who performs this testing by comparing anticipated inputs to actual results. For example, modeled default and prepayment rates for private mortgage-backed securities will be compared to actual rates for the previous period. Significant changes in fair value from period to period are closely scrutinized to ensure fair value models are not flawed. The driver(s) of the respective change in fair value and the method for forecasting the driver(s) is closely considered by management.

The significant unobservable inputs used in the fair value measurement of the Company’s pooled trust preferred securities are cumulative prepayment rates, cumulative defaults, loss given defaults and cure given defaults. Significant increases (decreases) in deferrals or defaults, in isolation, would result in a significantly lower (higher) fair value measurement. Alternatively, significant increases (decreases) in cure rates, in isolation, would result in a significantly higher (lower) fair value measurement.
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
	September 30, 2013
	(Dollars in thousands)
Financial assets
Securities held to maturity (a)
U.S. Treasury securities	$1,012	$1,069	—	$1,069	—
Agency mortgage-backed securities	115,983	118,830	—	118,830	—
Agency collateralized mortgage obligations	193,190	189,256	—	189,256	—
State, county, and municipal securities	676	687	—	687	—
Single issuer trust preferred securities issued by banks	1,507	1,529	—	1,529	—
Corporate debt securities	5,005	5,226	—	5,226	—
Loans, net of allowance for loan losses (b)	4,502,467	4,504,271	—	—	4,504,271
Financial liabilities
Time certificates of deposits (c)	$691,616	$695,350	—	$695,350	—
Federal home loan bank advances and other borrowings (c)	189,539	188,238	—	188,238	—
Wholesale and customer repurchase agreements (c)	214,180	215,704	—	—	215,704
Junior subordinated debentures (d)	73,962	72,573	—	72,573	—
Subordinated debentures (c)	30,000	24,890	—	—	24,890
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
The Company believes its financial instruments current use is considered to be the highest and best use of the instruments.

NOTE 9 – COMPREHENSIVE INCOME/LOSS
Information on the Company’s comprehensive income (loss), presented net of taxes, is set forth below for the periods indicated:

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount
	(Dollars in thousands)			(Dollars in thousands)
Change in fair value of securities available for sale	$(190)	$42	$(148)	$(8,924)	$3,407	$(5,517)
Less: net security losses reclassified into other noninterest income	—	—	—	4	(1)	3
Change in fair value of securities available for sale	(190)	42	(148)	(8,920)	3,406	(5,514)
Change in fair value of cash flow hedges	(696)	285	(411)	592	(242)	350
Less: net cash flow hedge losses reclassified into interest on borrowings expense (2)	1,464	(598)	866	4,322	(1,765)	2,557
Net change in fair value of cash flow hedges	768	(313)	455	4,914	(2,007)	2,907
Amortization of certain costs included in net periodic retirement costs (3)	51	(21)	30	124	(51)	73
Total other comprehensive income (loss)	$629	$(292)	$337	$(3,882)	$1,348	$(2,534)

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount	Pre Tax Amount	Tax (Expense) Benefit	After Tax Amount
	(Dollars in thousands)			(Dollars in thousands)
Change in fair value of securities available for sale	$1,419	$(582)	$837	$987	$(450)	$537
Less: net security losses reclassified into other noninterest income (1)	—	—	—	76	(31)	45
Change in fair value of securities available for sale	1,419	(582)	837	1,063	(481)	582
Change in fair value of cash flow hedges	(1,571)	642	(929)	(3,593)	1,468	(2,125)
Less: net cash flow hedge losses reclassified into interest on borrowings expense (2)	1,370	(560)	810	4,008	(1,637)	2,371
Net change in fair value of cash flow hedges	(201)	82	(119)	415	(169)	246
Amortization of certain costs included in net periodic retirement costs (3)	39	(16)	23	116	(47)	69
Total other comprehensive income	$1,257	$(516)	$741	$1,594	$(697)	$897

(1)	Net security losses represent OTTI credit-related losses for the nine months ended September 30, 2012.

(2)
Includes the remaining balance of a realized but unrecognized gain, net of tax, from the termination of interest rate swaps in June 2009. The original gain of $1.4 million, net of tax, is being recognized in earnings through December 2018, the original maturity date of the swap. The balance of this gain has amortized to $751,000 and $895,000 at September 30, 2013 and 2012, respectively.

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

Information on the Company’s accumulated other comprehensive income (loss), net of tax is comprised of the following components as of the periods indicated:

	Unrealized Gain on Securities	Unrealized Loss on Cash Flow Hedge	Deferred Gain on Hedge Transactions	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss
	2013
	(Dollars in thousands)
Beginning balance January 1, 2013	$5,478	$(9,577)	$859	$(1,286)	$(4,526)
Net change in other comprehensive income (loss)	$(5,514)	$3,015	$(108)	$73	$(2,534)
Ending balance September 30, 2013	(36)	(6,562)	751	(1,213)	(7,060)
	2012
Beginning balance January 1, 2012	$6,574	$(10,804)	$1,004	$(1,260)	$(4,486)
Net change in other comprehensive income (loss)	$582	$355	$(109)	$69	$897
Ending balance September 30, 2012	7,156	(10,449)	895	(1,191)	(3,589)

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
Although the Company believes that the expectations reflected in the Company’s forward-looking statements are reasonable, these statements involve risks and uncertainties that are subject to change based on various important factors (some of which are beyond the Company’s control). The following factors, among others, could cause the Company’s financial performance to differ materially from the Company’s goals, plans, objectives, intentions, expectations and other forward-looking statements:

•
a weakening in the United States economy in general and the regional and local economies within the New England region and the Company’s market area, continued uncertainty regarding the impact of the recent shutdown of the U.S. federal government or the occurence of another federal government shutdown could result in a deterioration of credit quality, a change in the allowance for loan losses, or a reduced demand for the Company’s credit or fee-based products and services;

•
adverse changes in the local real estate market could result in a deterioration of credit quality and an increase in the allowance for loan losses, as most of the Company’s loans are concentrated within the Bank’s primary market area, and a substantial portion of these loans have real estate as collateral;

•
a further deterioration of the credit rating for U.S. long-term sovereign debt could adversely impact the Company. Although the previous downgrade by Standard and Poor’s of U.S. long-term sovereign debt did not directly impact the financial position of the Company, an inability by the federal government to raise the U.S. debt limit or otherwise could result in further downgrades which in turn could cause a re-evaluation of the ‘risk-free’ rate used in many accounting models, other-than-temporary-impairment of securities and/or impairment of goodwill and other intangibles;

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

		Three Months Ended
	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012
	(Dollars in thousands, except per share data)
Financial condition data
Securities available for sale	$284,398	$303,855	$335,693	$329,286	$323,156
Securities held to maturity	317,373	225,278	209,090	178,318	186,842
Loans	4,556,029	4,530,111	4,487,478	4,519,011	4,056,135
Allowance for loan losses	(53,562)	(52,976)	(51,906)	(51,834)	(49,746)
Goodwill and core deposit intangibles	160,562	161,089	161,616	162,144	137,293
Total assets	5,895,464	5,852,595	5,721,120	5,756,985	5,192,094
Total deposits	4,757,309	4,676,463	4,551,410	4,546,677	4,117,847
Total borrowings	507,681	557,300	550,782	591,055	489,899
Stockholders’ equity	555,744	543,605	537,575	529,320	492,965
Income statement
Interest income	$51,027	$51,495	$50,820	$51,414	$48,555
Interest expense	5,831	5,880	5,958	5,935	5,717
Net interest income	45,196	45,615	44,862	45,479	42,838
Provision for loan losses	2,650	3,100	1,300	4,350	3,606
Noninterest income	18,130	16,692	15,724	17,016	16,108
Noninterest expenses	40,722	42,164	42,920	45,050	40,052
Net income	14,655	12,758	12,252	9,968	11,601

Per share date
Net income—basic	$0.64	$0.56	$0.54	$0.45	$0.54
Net income—diluted	0.64	0.56	0.54	0.45	0.53
Cash dividends declared	0.22	0.22	0.22	0.21	0.21
Book value	24.21	23.73	23.50	23.24	22.75
Performance ratios
Return on average assets	1.00%	0.89%	0.88%	0.73%	0.91%
Return on average common equity	10.53%	9.40%	9.25%	7.68%	9.39%
Net interest margin (on a fully tax equivalent basis)	3.43%	3.57%	3.58%	3.68%	3.72%
Equity to assets	9.43%	9.29%	9.40%	9.19%	9.49%
Dividend payout ratio	34.38%	39.50%	—%	93.60%	39.23%
Asset quality
Nonperforming loans	37,887	36,549	33,091	28,766	31,081
Nonperforming assets	48,879	48,105	46,815	42,427	41,529
Nonperforming loans as a percent of gross loans	0.83%	0.81%	0.74%	0.64%	0.77%
Nonperforming assets as a percent of total assets	0.83%	0.82%	0.82%	0.74%	0.80%
Allowance for loan losses as a percent of total loans	1.18%	1.17%	1.16%	1.15%	1.23%
Allowance for loan losses as a percent of nonperforming loans	141.37%	144.95%	156.86%	180.19%	160.05%
Capital ratios
Tier 1 leverage capital ratio	8.64%	8.56%	8.51%	8.65%	8.73%
Tier 1 risk-based capital ratio	10.82%	10.62%	10.57%	10.36%	10.72%
Total risk-based capital ratio	12.69%	12.49%	12.43%	12.23%	12.71%

Executive Level Overview

During the third quarter of 2013 the Company reported strong net income and earnings per share. Third quarter results reflected the Company's focus on noninterest income and good expense management. While the Company continued to experience strong loan originations, the rate of payoffs in the commercial portfolio and continued payoff trends in the residential portfolios suppressed overall loan growth. Deposit balances increased during the third quarter, with core deposits now comprising 85.3% of total deposits. Deposit growth followed advertising campaigns launched in the second quarter and reflects the Company’s continued success at strengthening existing customer relationships and adding new ones. Significant deposit growth, combined with modest loan growth, increased the Company’s overall liquidity position, but contributed to a net interest margin decrease for the quarter. Management worked to offset strain on the net interest margin by deploying a portion of the Company's excess liquidity to opportunistically prepay Federal Home Loan Bank Advances and purchasing additional securities.

The following table illustrates key performance measures for the periods indicated, with the nine month period ended September 30, 2012 results affected by a loan fraud of approximately $4.0 million, or $0.11 per share.

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
	(Dollars in thousands, except per share data)
Net income	$14,655	$11,601	$39,665	$32,658
Net income on an operating basis	$14,420	$11,963	$40,937	$33,417
Noninterest income	$18,130	$16,108	$50,545	$45,000
Diluted earnings per share	$0.64	$0.53	$1.73	$1.51
Return on average assets on an operating basis	0.98%	0.93%	0.96%	0.89%
Return on common average equity on an operating basis	10.36%	9.68%	10.05%	9.22%
Net interest margin	3.43%	3.72%	3.53%	3.78%

The Company is focused on growing noninterest income and management continues to emphasize its importance in this prolonged low interest rate environment. The following chart shows the steady increase in noninterest income as a percentage of total revenue over the past five years:

The Company's focus on both personal and business checking accounts, as well as increased debit card usage, has led to increased interchange revenues and higher overall deposit account fees. Investment management income continues to be an increasingly important contributor to the noninterest income category as assets under administration have grown to $2.2 billion. In addition, commercial loan closings have resulted in significant loan level derivative income for the quarter and year to date.
The net interest margin for the quarter decreased to 3.43%, down 14 basis point from the prior quarter, as excess liquidity from strong deposit growth was not deployed quickly and the reduced yield on loans was unable to be offset by a lower cost of funds. The Company is focused on maintaining a relatively stable net interest margin while continuing to position itself to take advantage of future rate increases, as shown in the chart below, which reflects the estimated impact on the Company's net interest income, assuming a static balance sheet, under the following four gradual (12 to 24 month) shifts in interest rates:

1.Down 100 basis points over 12 months (parallel yield curve shift)
2.Up 200 basis points over 12 months (parallel yield curve shift)
3.Up 400 basis points over 24 months (parallel yield curve shift)

4.	Flat up 500 basis points over 12 months (asymmetrical yield curve shift with short-term rates rising 500 basis points and overall flatting of the yield curve)

The Company is fundamentally positioned for a rising rate environment. Management's balance sheet strategy continues to favor short duration assets, such as commercial loans and home equity lines of credit, funded by core deposits. The following tables show trends over the past five years in the Company's interest-earning assets and funding mixes:

Asset quality remains strong, as net charge-offs decreased to $5.3 million during the nine months ended September 30, 2013, or 0.16% on an annualized basis of average loans, as compared to $12.2 million, or 0.42% annualized, for the nine months ended September 30, 2012. The prior year was negatively impacted by an isolated loan fraud of $4.0 million, inflating the prior year metrics. Accordingly, the provision for loan losses decreased to $7.1 million, as compared to $13.7 million in the first nine months of 2012. The allowance for loan losses as a percentage of loans was 1.18% and 1.15% as of September 30, 2013 and December 31, 2012, respectively. Nonperforming loans were $37.9 million, or 0.83% of total loans, at September 30, 2013, an increase from the year ago period's nonperforming loans of $31.1 million, or 0.77%. The increase in nonperforming loans is driven by an increase in the commercial and industrial and commercial real estate category. Delinquency as a percentage of loans remains low at 0.90% at September 30, 2013, a slight increase when compared to 0.79% at September 30, 2012.

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
The following tables summarizes the impact of noncore items recorded for the time periods indicated below and reconciles them in accordance with GAAP:

	Three Months Ended September 30
	Net Income		Diluted Earnings Per Share
	2013	2012	2013	2012
	(Dollars in thousands)
As reported (GAAP)
Net income available to common shareholders (GAAP)	$14,655	$11,601	$0.64	$0.53
Non-GAAP measures
Noninterest income components
Proceeds from life insurance policies, tax exempt	—	(1,307)	—	(0.06)
Gain on extinguishment of debt, net of tax	(451)	—	(0.02)	—
Noninterest expense components
Merger and acquisition expenses, net of tax	216	352	0.01	0.02
Goodwill impairment, net of tax	—	1,317	—	0.06
Total impact of noncore items	(235)	362	(0.01)	0.02
As adjusted (NON-GAAP)	$14,420	$11,963	$0.63	$0.55

	Nine Months Ended September 30
	Net Income		Diluted Earnings Per Share
	2013	2012	2013	2012
	(Dollars in thousands)
As reported (GAAP)
Net income available to common shareholders (GAAP)	$39,665	$32,658	1.73	$1.51
Non-GAAP measures
Noninterest income components
Proceeds from life insurance policies, tax exempt	—	(1,307)	—	(0.06)
Gain on extinguishment of debt, net of tax	$(451)	$—	(0.02)	—
Noninterest expense components
Severance, net of tax	192	—	0.01	—
Merger and acquisition expenses, net of tax	1,531	749	0.06	0.03
Goodwill impairment, net of tax	—	1,317	—	0.06
Total impact of noncore items	1,272	759	0.05	0.03
As adjusted (NON-GAAP)	$40,937	$33,417	1.78	$1.54

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

There have been no material changes in critical accounting policies during the first nine months of 2013. Please refer to the 2012 Form 10-K for a complete listing of critical accounting policies.

FINANCIAL POSITION
Securities Portfolio The Company’s securities portfolio consists of securities available for sale and securities which management intends to hold until maturity. Securities increased by $94.2 million, or 18.6%, at September 30, 2013 as compared to December 31, 2012, as management has deployed excess cash by purchasing additional securities in 2013. The ratio of securities to total assets as of September 30, 2013 was 10.2%, compared to 8.8% at December 31, 2012.
The Company continually reviews investment securities for the presence of other-than-temporary impairment (“OTTI”). Further analysis of the Company’s OTTI can be found in Note 3 “Securities” within Notes to Consolidated Financial Statements included in Item 1 hereof.

Residential Mortgage Loan Sales The Company’s primary loan sale activity arises from the sale of government sponsored enterprise eligible residential mortgage loans to other financial institutions. During 2013 and 2012, the Bank originated residential loans with the intention of selling them in the secondary market. Loans may be sold with servicing rights released or with servicing rights retained. A mortgage servicing asset is recognized when a loan is sold with servicing rights retained. During the three and nine months ended September 30, 2013 the Company sold $71.9 million and $259.4 million of mortgage loans compared to $83.5 million and $222.8 million for the three and nine months ended September 30, 2012.
When a loan is sold, the Company enters into agreements that contain representations and warranties about the characteristics of the loans sold and their origination. The Company may be required to either repurchase mortgage loans or to indemnify the purchaser from losses if representations and warranties are breached. The Company incurred no material losses during the three and nine months ended September 30, 2013 or 2012, and therefore at this time, has not established a reserve for loan repurchases as future material losses are not expected to be probable.
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
Loan Portfolio Management continues to focus on growth in the commercial and home equity lending categories, while placing less emphasis on the other lending categories. Management believes this emphasis is prudent, given the prevailing interest rate and economic environment, as well as strategic priorities. At September 30, 2013, the Bank’s loan portfolio increased slightly to $4.6 billion. Loans grew in the commercial portfolio by $157.2 million from December 31, 2012, or 6.8% on an annualized basis. Offsetting the growth in commercial, the residential portfolio decreased by $116.4 million compared to December 31, 2012, or 25.4% on an annualized basis, as prepayment activity increased in the consumer real estate portfolio during the year, due to the low interest rate environment.

The Bank’s commercial and industrial portfolio has shown growth of 10.0% for the nine months ended September 30, 2013. This portfolio is well-diversified with loans to various types of industries. The following pie chart shows the diversification of the commercial and industrial portfolio as of September 30, 2013:

(Dollars in thousands)
Average loan size	$216
Largest individual commercial and industrial loan	$17,155
Commercial and industrial nonperforming loans/commercial and industrial loans	0.60%
The Bank’s commercial real estate portfolio, inclusive of commercial construction, is the Bank’s largest loan type concentration and has grown by 4.0% for the nine months ended September 30, 2013. This portfolio is also well-diversified with loans secured by a variety of property types, such as owner-occupied and nonowner-occupied commercial, retail, office, industrial, warehouse, industrial development bonds, and other special purpose properties, such as hotels, motels, nursing homes, restaurants, churches, recreational facilities, marinas, and golf courses. Commercial real estate also includes loans secured by certain residential-related property types including multi-family apartment buildings, residential development tracts and condominiums. The following pie chart shows the diversification of the commercial real estate portfolio as of September 30, 2013:

(Dollars in thousands)
Average loan size	$734
Largest individual commercial real estate mortgage	$18,000
Commercial real estate nonperforming loans/commercial real estate loans	0.56%
Owner occupied commercial real estate loans/commercial real estate loans	17.8%

In addition to the commercial portfolios, the Bank also originates both fixed-rate and adjustable-rate residential real estate loans as well as residential construction lending related to single-home residential development within the Bank's market area. The Bank also provides home equity loans and lines that may be made as a fixed rate term loan or under a variable rate revolving line of credit secured by a first or second mortgage on the borrower's residence or second home. Additionally, the Bank makes loans for a wide variety of other personal needs. Consumer loans primarily consist of installment loans and overdraft protections. The residential and consumer portfolios have decreased by $120.2 million for the nine months ended September 30, 2013.

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
Purchased Credit Impaired Loans    Purchased Credit Impaired (“PCI”) loans are acquired loans which had evidence of deterioration in credit quality since origination and for which it is probable that all contractually required payments will not be collected. The PCI loans are recorded at fair value without any carryover of the allowance for loan losses. The excess cash flows expected to be collected over the carrying amount of the loans, referred to as the "accretable yield", is accreted into interest income over the life of the loans using the effective yield method. Accordingly, PCI loans are not subject to classification as nonaccrual in the same manner as originated loans, rather they are generally considered to be accruing loans to the extent there is a reasonable expectation about the timing and amount of cash flows expected to be collected, however, PCI loans can be placed on nonaccrual in limited circumstances. The carrying amount of these purchased credit impaired loans was $27.3 million as of September 30, 2013 as compared to $32.1 million as of December 31, 2012. See Note 4, "Loans, Allowance for Loan Losses and Credit Quality" within Notes to Consolidated Financial Statements included in Item 1 hereof for more information.
Nonperforming Assets    Nonperforming assets are comprised of nonperforming loans, nonperforming securities, other real estate owned (“OREO”), and other assets in possession. Nonperforming loans consist of nonaccrual loans and loans that are more than 90 days past due but still accruing interest.
Nonperforming securities consist of securities that are on nonaccrual status. The Company holds five collateralized debt obligation securities (“CDOs”) comprised of pools of trust preferred securities issued by banks and insurance companies, which are currently deferring interest payments on certain tranches within the bonds’ structures including the tranches held by the Company. The bonds are anticipated to continue to defer interest until cash flows are sufficient to satisfy certain collateralization levels designed to protect more senior tranches. As a result the Company has placed the five securities on nonaccrual status and has reversed any previously accrued but unpaid income related to these securities.
OREO consists of real estate properties, which have served as collateral to secure loans, that are controlled or owned by the Bank. These properties are recorded at fair value less estimated costs to sell at the date control is established, resulting in a new cost basis. The amount by which the recorded investment in the loan exceeds the fair value (net of estimated costs to sell) of the foreclosed asset is charged to the allowance for loan losses. Subsequent declines in the fair value of the foreclosed asset below the new cost basis are recorded through the use of a valuation allowance. Subsequent increases in the fair value are recorded as reductions in the valuation allowance, but not below zero. All costs incurred thereafter in maintaining the property are charged to noninterest expense. In the event the real estate is utilized as a rental property, rental income and expenses are recorded as incurred and included in noninterest income and noninterest expense, respectively.
Other assets in possession primarily consist of foreclosed assets and other non real estate assets deemed to be in control of the Company.

The following table sets forth information regarding nonperforming assets held by the Bank at the dates indicated:
Table 1—Nonperforming Assets

	September 30, 2013	December 31, 2012	September 30, 2012
	(Dollars in thousands)
Loans Accounted for on a nonaccrual basis
Commercial and industrial	$4,557	$2,666	$2,981
Commercial real estate	12,900	6,574	9,249
Small business	615	570	604
Residential real estate	11,817	11,472	10,383
Home equity	7,320	7,311	7,608
Other consumer	134	121	181
Total (1)	$37,343	$28,714	$31,006
Loans past due 90 days or more but still accruing
Residential real estate (2)	433	—	—
Home equity	—	—	35
Other consumer	111	52	40
Total	$544	$52	$75
Total nonperforming loans	$37,887	$28,766	$31,081
Nonaccrual securities (3)	1,628	1,511	1,521
Other real estate owned	9,188	11,974	8,751
Other assets in possession	176	176	176
Total nonperforming assets	$48,879	$42,427	$41,529
Nonperforming loans as a percent of gross loans	0.83%	0.64%	0.77%
Nonperforming assets as a percent of total assets	0.83%	0.74%	0.80%

(1)	Inclusive of TDRs on nonaccrual of $8.6 million, $6.6 million, and $6.0 million, at September 30, 2013, December 31, 2012, and September 30, 2012, respectively.

(2)	Represents purchased credit impaired loans that are accruing interest due to expectations of future cash collections.

(3)	Amounts represent the fair value of five nonaccrual securities at September 30, 2013 and six nonaccrual securities at December 31, 2012 and September 30, 2012.

The following table shows the roll-forward of nonperforming assets for the periods indicated:
Table 2—Activity in Nonperforming Assets

	Three Months Ended		Nine Months Ended
	September 30, 2013		September 30, 2013
	(Dollars in thousands)
Nonperforming assets beginning balance		$48,105		$42,427
New to nonperforming		21,863		44,013
Loans charged-off		(2,368)		(6,421)
Loans paid-off		(12,599)		(19,544)
Loans transferred to other real estate owned and foreclosed assets		(1,207)		(2,346)
Loans restored to accrual status		(4,374)		(6,557)
Change to other real estate owned
New to other real estate owned	$1,207		$2,346
Valuation write down	(45)		(698)
Sale of Other Real Estate Owned	(1,757)		(6,468)
Development of other real estate owned	572		2,034
Total change to other real estate owned	(23)	(23)	(2,786)	(2,786)
Change in nonaccrual securities		(541)		117
Other		23		(24)
Nonperforming assets ending balance		$48,879		$48,879

The following table sets forth information regarding troubled debt restructured loans as of the dates indicated:
Table 3—Troubled Debt Restructurings

	September 30, 2013	December 31, 2012
	(Dollars in thousands)
Performing troubled debt restructurings	$36,429	$46,764
Nonaccrual troubled debt restructurings	8,567	6,554
Total	$44,996	$53,318
Performing troubled debt restructurings as a % of total loans	0.80%	1.03%
Nonaccrual troubled debt restructurings as a % of total loans	0.19%	0.15%
Total troubled debt restructurings as a % of total loans	0.99%	1.18%

The following table shows the roll-forward of TDRs for the periods indicated:
Table 4—Activity in Troubled Debt Restructurings

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
	(Dollars in thousands)
TDRs beginning balance	$48,675	$53,318
New to TDR status	756	4,023
Paydowns	(4,320)	(11,554)
Charge-offs	(115)	(791)
TDRs ending balance	$44,996	$44,996

The table below shows interest income on all nonaccrual loans and performing TDRs as of the dates indicated:
Table 5 - Interest Income on
Nonaccrual Loans and Troubled Debt Restructurings

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2013	2012	2013	2012
	(Dollars in thousands)
The amount of incremental gross interest income that would have been recorded if nonaccrual loans had been current in accordance with their original terms	$406	$431	$1,262	$1,221
The amount of interest income on those loans that was included in net income	$916	$746	$2,373	$2,439
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
At September 30, 2013, impaired loans included all commercial and industrial loans, commercial real estate loans, commercial construction, and small business loans that are on nonaccrual status, TDRs, and other loans that have been categorized as impaired. Total impaired loans at September 30, 2013 and December 31, 2012 were $73.0 million and $66.7 million, respectively. For additional information regarding the Bank’s asset quality, including delinquent loans, nonaccruals, TDRs, and impaired loans, see Note 4, “Loans, Allowance for Loan Losses, and Credit Quality” within Notes to Consolidated Financial Statements included in Item 1 hereof.

Potential problem loans are any loans which are not included in nonaccrual or nonperforming loans, where known information about possible credit problems of the borrowers causes management to have concerns as to the ability of such borrowers to comply with present loan repayment terms. The table below shows the potential problem commercial loans at the time periods indicated:
Table 6 - Potential Problem Commercial Loans

	September 30, 2013	December 31, 2012
	(Dollars in thousands)
Number of loan relationships	64	70
Aggregate outstanding balance	$77,755	$110,624
At September 30, 2013, these potential problem loans continued to perform with respect to payments. Management actively monitors these loans and strives to minimize any possible adverse impact to the Bank.
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

The following table summarizes changes in the allowance for loan losses and other selected statistics for the periods presented:

Table 7—Summary of Changes in the Allowance for Loan Losses

	Three Months Ended
	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012
	(Dollars in thousands)
Average loans	$4,535,596	$4,540,997	$4,495,804	$4,303,254	$4,008,238
Allowance for loan losses, beginning of period	$52,976	$51,906	$51,834	$49,746	$48,403
Charged-off loans
Commercial and industrial	866	1,302	423	202	1,267
Commercial real estate	209	196	407	990	621
Commercial construction	308	—	—	—	—
Small business	84	276	145	212	98
Residential real estate	210	186	61	653	227
Home equity	420	257	277	672	365
Other consumer	273	260	261	325	247
Total charged-off loans	2,370	2,477	1,574	3,054	2,825
Recoveries on loans previously charged-off
Commercial and industrial	24	103	136	528	122
Commercial real estate	89	8	—	—	188
Commercial construction	—	—	—	—	—
Small business	47	37	39	15	21
Residential real estate	5	86	—	72	79
Home equity	22	30	21	26	36
Other consumer	119	183	150	151	116
Total recoveries	306	447	346	792	562
Net loans Charged-off (Recovered)
Commercial and industrial	842	1,199	287	(326)	1,145
Commercial real estate	120	188	407	990	433
Commercial construction	308	—	—	—	—
Small business	37	239	106	197	77
Residential real estate	205	100	61	581	148
Home equity	398	227	256	646	329
Other consumer	154	77	111	174	131
Total net loans charged-off	2,064	2,030	1,228	2,262	2,263
Provision for loan losses	2,650	3,100	1,300	4,350	3,606
Total allowances for loan losses, end of period	$53,562	$52,976	$51,906	$51,834	$49,746
Net loans charged-off as a percent of average total loans (annualized)	0.18%	0.18%	0.11%	0.21%	0.22%
Total allowance for loan losses as a percent of total loans	1.18%	1.17%	1.16%	1.15%	1.23%
Total allowance for loan losses as a percent of nonperforming loans	141.37%	144.95%	156.86%	180.19%	160.05%
Net loans charged-off as a percent of allowance for loan losses (annualized)	15.29%	15.37%	9.59%	17.36%	18.10%
Recoveries as a percent of charge-offs	12.91%	18.05%	21.98%	25.93%	19.89%

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

The following table sets forth the allocation of the allowance for loan losses by loan category at the dates indicated:
Table 8—Summary of Allocation of Allowance for Loan Losses

	September 30, 2013		December 31, 2012
	Allowance Amount	Percent of Loans In Category To Total Loans	Allowance Amount	Percent of Loans In Category To Total Loans
	(Dollars in thousands)
Commercial and industrial	$15,014	16.6%	$13,461	15.2%
Commercial real estate	24,978	47.5%	22,598	46.9%
Commercial construction	3,501	5.2%	2,811	4.2%
Small business	1,215	1.7%	1,524	1.7%
Residential real estate	2,895	10.9%	2,930	13.6%
Home equity	5,314	17.7%	7,703	17.8%
Other consumer	645	0.4%	807	0.6%
Total allowance for loan losses	$53,562	100.0%	$51,834	100.0%
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
Federal Home Loan Bank Stock The Bank held an investment in Federal Home Loan Bank (“FHLB”) of Boston of $38.7 million and $41.8 million at September 30, 2013 and December 31, 2012, respectively, as the FHLB repurchased excess capital stock in 2013. The FHLB is a cooperative that provides services to its member banking institutions. The primary reason for the FHLB of Boston membership is to gain access to a reliable source of wholesale funding, particularly term funding, as a tool to manage interest rate risk. The purchase of stock in the FHLB is a requirement for a member to gain access to funding. The Company purchases FHLB stock proportional to the volume of funding received and views the purchases as a necessary long-term investment for the purposes of balance sheet liquidity and not for investment return.
Goodwill and Identifiable Intangible Assets Goodwill and identifiable intangible assets were $160.6 million and $162.1 million at September 30, 2013 and December 31, 2012, respectively.
The Company typically performs its annual goodwill impairment testing during the third quarter of the year, unless certain indicators suggest earlier testing to be warranted. The Company performed its annual goodwill impairment testing during the third quarter of 2013 and determined that the Company's goodwill was not impaired. Identifiable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. There were no events or changes that indicated impairment of identifiable intangible assets.

Cash Surrender Value of Life Insurance Policies The Bank holds life insurance policies for the purpose of offsetting its future obligations to its employees under its retirement and benefits plans. The cash surrender value of life insurance policies was $99.8 million and $97.3 million at September 30, 2013 and December 31, 2012, respectively. The Bank recorded tax exempt income from the life insurance policies of $793,000 and $2.3 million for the three and nine months ended September 30, 2013, respectively, an increase of 4.8% and 5.2%, respectively, compared to the year ago periods.
Deposits As of September 30, 2013, deposits increased by 4.6% to $4.8 billion when compared to $4.5 billion at December 31, 2012, with core deposits representing 85.3% of total deposits. Total cost of deposits was 0.23% for the quarter, reflecting management's continued emphasis on core deposits and profitable relationships.
The Bank also participates in the Certificate of Deposit Registry Service (“CDARS”) program, allowing the Bank to provide easy access to multi-million dollar FDIC deposit insurance protection on certificate of deposits investments for consumers, businesses and public entities. The economic downturn and subsequent flight to safety makes the CDARS an attractive product for customers. In addition, the Bank may occasionally raise funds through brokered certificates of deposit. This channel allows the Bank to seek additional funding in potentially large quantities by attracting deposits from outside the Bank’s core market. At September 30, 2013 and December 31, 2012, the Company had $78.0 million and $96.0 million, respectively, of brokered deposits of which $54.3 million and $72.2 million, respectively, were part of the CDARS.

Borrowings The Company’s borrowings consist of both short-term and long-term borrowings and provide the Bank with one of its primary sources of funding. The borrowings also serve the Bank by providing a contingent source of liquidity.

The Company’s borrowings consisted of the following as of the periods indicated:
Table 9—Borrowings

	September 30, 2013	December 31, 2012
	(Dollars in thousands)
Short-term borrowings - one year and under (1)
Federal Home Loan Bank and other borrowings (2) (3)	$150,305	$175,245
Customer repurchase agreements	164,180	153,359
Total short-term borrowings	$314,485	$328,604
Long-term borrowings - over one year (1)
Federal Home Loan Bank borrowings	$39,234	$108,324
Wholesale repurchase agreements	50,000	50,000
Junior subordinated debentures:
Capital Trust V	51,547	51,547
Slades Ferry Trust I	10,310	10,310
Central Trust I	5,258	5,258
Central Trust II	6,847	7,012
Subordinated debentures	30,000	30,000
Total long-term borrowings	$193,196	$262,451
Total borrowings	$507,681	$591,055
(1) Classification is based upon duration at origination and not predicated upon remaining time to maturity.
(2) Includes a $12.0 million, Parent Company outstanding line of credit as of December 31, 2012.
(3) The Company has entered into interest rate swaps to effectively hedge the $150.0 million of the short-term FHLB advances, which the Company intends to continue to roll, to fix the interest rates. These interest rate swaps have maturity dates ranging from December 2013 through December 2018.

During the third quarter of 2013, management deployed a portion of the Company's excess liquidity by prepaying the $60.0 million of Federal Home Loan Bank Advances assumed as part of the Central Bancorp., Inc. ("Central') acquisition. The difference between the exit price and the net carrying amount of the debt resulted in a gain on extinguishment of debt of $763,000.
As of September 30, 2013 and December 31, 2012, the Bank had $2.8 billion and $3.0 billion, respectively, of assets pledged as collateral against borrowings. These assets are primarily pledged to the FHLB of Boston, the Federal Reserve Bank of Boston, and serve as collateral for customer repurchase agreements.
Capital Resources On September 19, 2013, the Company’s Board of Directors declared a cash dividend of $0.22 per share to stockholders of record as of the close of business on September 30, 2013. This dividend was paid on October 11, 2013.
The Federal Reserve, the FDIC, and other regulatory agencies have established capital guidelines for banks and bank holding companies. Risk-based capital guidelines issued by the federal regulatory agencies require banks to meet a minimum Tier 1 risk-based capital ratio of 4.0% and a total risk-based capital ratio of 8.0%. A minimum requirement of 4.0% Tier 1 leverage capital is also mandated. At September 30, 2013 and December 31, 2012, the Company and the Bank exceeded the minimum requirements for Tier 1 risk-based, total risk-based capital, and Tier 1 leverage capital.

The Company’s and the Bank’s actual capital amounts and ratios are also presented in the following table:
Table 10—Company and Bank's Capital Amounts and Ratios

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	September 30, 2013
	(Dollars in thousands)
Company (consolidated)
Total capital (to risk weighted assets)	$574,462	12.69%	362,167	≥	8.00%	N/A		N/A
Tier 1 capital (to risk weighted assets)	490,053	10.82%	181,084	≥	4.00%	N/A		N/A
Tier 1 capital (to average assets)	490,053	8.64%	226,817	≥	4.00%	N/A		N/A
Bank
Total capital (to risk weighted assets)	$558,597	12.34%	$362,015	≥	8.00%	$452,519	≥	10.00%
Tier 1 capital (to risk weighted assets)	474,188	10.48%	181,008	≥	4.00%	271,512	≥	6.00%
Tier 1 capital (to average assets)	474,188	8.36%	226,838	≥	4.00%	283,548	≥	5.00%
	December 31, 2012
	(Dollars in thousands)
Company (consolidated)
Total capital (to risk weighted assets)	$541,119	12.23%	$354,086	≥	8.00%	N/A		N/A
Tier 1 capital (to risk weighted assets)	458,638	10.36%	177,043	≥	4.00%	N/A		N/A
Tier 1 capital (to average assets)	458,638	8.65%	212,015	≥	4.00%	N/A		N/A
Bank
Total capital (to risk weighted assets)	$534,182	12.07%	$353,965	≥	8.00%	$442,456	≥	10.00%
Tier 1 capital (to risk weighted assets)	451,701	10.21%	176,983	≥	4.00%	265,474	≥	6.00%
Tier 1 capital (to average assets)	451,701	8.52%	212,074	≥	4.00%	265,093	≥	5.00%

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
Investment Management As of September 30, 2013, the Rockland Trust Investment Management Group had assets under administration of $2.2 billion, representing approximately 4,336 trust, fiduciary, and agency accounts. At December 31, 2012, assets under administration were also $2.2 billion, representing approximately 4,051 trust, fiduciary, and agency accounts. Included in these amounts as of September 30, 2013 and December 31, 2012 are assets under administration of $179.8 million and $139.8 million, respectively, relating to the Company’s registered investment advisor, Bright Rock Capital Management, LLC, which provides institutional quality investment management services to institutional and high net worth clients. Revenue from the Investment Management Group amounted to $3.8 million and $11.3 million for the three and nine months ended September 30, 2013, respectively compared to $3.4 million and $9.9 million for the three and nine months ended September 30, 2012, respectively.
Additionally, for the three and nine months ended September 30, 2013 retail investments and insurance revenue was $353,000 and $1.1 million, respectively, compared to $356,000 and $1.2 million for the three and nine months ended September 30, 2012, respectively. Retail investments and insurance includes commission revenue from LPL Financial and its affiliates, LPL Insurance Associates, Inc., Savings Bank Life Insurance of Massachusetts, and Smith Companies LTD, a division of Capitas Financial, LLC.

Mortgage Banking The Bank originates residential loans for both its portfolio and with the intention of selling them in the secondary market. The Bank’s mortgage banking income consists primarily of revenue from premiums received on loans sold with servicing released, origination fees, gains and losses on sold mortgages less related commission expense, and changes in the value of the mortgage servicing asset. The following table shows detail relating to the total closed mortgage loans during the periods indicated:
Table 11—Closed Residential Real Estate Loans

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
	(Dollars in thousands)
Held in portfolio	$11,173	$7,014	$23,140	$39,604
Sold/held for sale in secondary market	55,835	104,278	227,479	246,148
Total closed loans	$67,008	$111,292	250,619	285,752

Included in mortgage banking income is the impact of the Bank’s mortgage servicing assets. Servicing assets are recognized as separate assets when rights are acquired through sale of loans with servicing rights retained. The principal balance of loans serviced by the Bank on behalf of investors amounted to $197.8 million at September 30, 2013 and $198.8 million at December 31, 2012. Upon sale, the mortgage servicing asset is established, which represents the then current estimated fair value based on market prices for comparable mortgage servicing contracts, when available, or alternatively is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. Servicing rights are recorded in other assets in the consolidated balance sheets, are amortized in proportion to and over the period of estimated net servicing income, and are assessed for impairment based on fair value at each reporting date. Impairment is determined by stratifying the rights based on predominant characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance, to the extent that fair value is less than the capitalized amount. If the Company later determines that all or a portion of the impairment no longer exists, a reduction of the allowance may be recorded as an increase to income. The following table shows the adjusted cost of the servicing rights associated with these loans and the changes for the periods indicated:
Table 12—Mortgage Servicing Asset

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
	(Dollars in thousands)
Balance at beginning of period	$1,264	$904	$899	$1,098
Additions	160	47	508	124
Amortization	(101)	(132)	(331)	(388)
Change in valuation allowance	49	24	296	9
Balance at end of period	$1,372	$843	$1,372	$843

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
Table 13—Summary of Results of Operations

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
	(Dollars in thousands)
Net Income	$14,655	$11,601	$39,665	$32,658
Diluted earnings per share	$0.64	$0.53	$1.73	$1.51
Return on average assets	1.00%	0.91%	0.93%	0.87%
Return on average equity	10.53%	9.39%	9.74%	9.01%
Net interest margin	3.43%	3.72%	3.53%	3.78%

The variances between these periods are impacted by the Central acquisition which took place in the fourth quarter of 2012.
Net Interest Income The amount of net interest income is affected by changes in interest rates and by the volume and mix of interest earning assets and interest bearing liabilities.
On a fully tax equivalent basis, net interest income for the third quarter of 2013 increased $2.3 million, or 5.4%, to $45.4 million, when compared to the third quarter of 2012. The Company’s net interest margin was 3.43% for the quarter ended September 30, 2013 as compared to 3.72% for the quarter ended September 30, 2012. The Company’s interest rate spread was 3.28% and 3.55% for the third quarters of 2013 and 2012, respectively. The decline in the net interest margin is primarily the result of excess liquidity and assets re-pricing in a lower rate environment without the ability to fully offset this impact through further reductions in funding costs. The margin has been further impacted during 2013 as a result of purchase accounting adjustments and high loan payoff activity.

The following tables present the Company’s daily average balances, net interest income, interest rate spread, and net interest margin for the three and nine months ending September 30, 2013 and 2012. For purposes of the table and the following discussion, income from interest-earning assets and net interest income are presented on a fully-taxable equivalent basis by adjusting income and yields earned on tax-exempt interest received on securities and loans, to make them equivalent to income and yields on fully-taxable earning assets. The fully-taxable equivalent ("FTE") was calculated using the federal statutory tax rate.

Table 14—Average Balance, Interest Earned/Paid & Average Yields

	Three Months Ended September 30
	2013			2012
	Average Balance	Interest Earned/ Paid	Yield/ Rate	Average Balance	Interest Earned/ Paid	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets
Interest-earning deposits with banks, federal funds sold, and short term investments	$128,027	$79	0.24%	$53,650	$34	0.25%
Securities
Taxable investment securities	561,678	3,763	2.66%	513,712	3,995	3.09%
Nontaxable investment securities (1)	844	15	7.05%	1,649	34	8.20%
Total securities	562,522	3,778	2.66%	515,361	4,029	3.11%
Loans held for sale	20,784	156	2.98%	34,106	255	2.97%
Loans (2)
Commercial and industrial	746,767	7,358	3.91%	636,533	6,447	4.03%
Commercial real estate (1)	2,159,869	23,812	4.37%	1,920,905	23,173	4.80%
Commercial construction	230,446	2,409	4.15%	162,150	1,695	4.16%
Small business	75,791	1,048	5.49%	78,629	1,121	5.67%
Total commercial	3,212,873	34,627	4.28%	2,798,217	32,436	4.61%
Residential real estate	503,313	4,899	3.86%	392,814	4,165	4.22%
Home equity	798,381	7,228	3.59%	787,052	7,236	3.66%
Total consumer real estate	1,301,694	12,127	3.70%	1,179,866	11,401	3.84%
Other consumer	21,029	488	9.21%	30,155	669	8.83%
Total loans	4,535,596	47,242	4.13%	4,008,238	44,506	4.42%
Total interest-earning assets	$5,246,929	$51,255	3.88%	$4,611,355	$48,824	4.21%
Cash and due from banks	141,923			75,876
Federal Home Loan Bank stock	38,674			33,564
Other assets	384,144			374,208
Total assets	$5,811,670			$5,095,003
Interest-bearing liabilities
Deposits
Savings and interest checking accounts	$1,760,508	$811	0.18%	$1,482,213	$707	0.19%
Money market	891,601	561	0.25%	801,921	615	0.31%
Time deposits	699,865	1,277	0.72%	635,729	1,297	0.81%
Total interest-bearing deposits	$3,351,974	$2,649	0.31%	$2,919,863	$2,619	0.36%
Borrowings
Federal Home Loan Bank and other borrowings	$225,749	$1,377	2.42%	$198,212	$1,255	2.52%
Wholesale repurchase agreements	50,000	292	2.32%	50,000	292	2.32%
Customer repurchase agreements	149,364	49	0.13%	161,097	76	0.19%
Junior subordinated debentures	73,990	1,021	5.47%	61,857	928	5.97%
Subordinated debentures	30,000	443	5.86%	30,000	547	7.25%

Total borrowings	$529,103	$3,182	2.39%	$501,166	$3,098	2.46%
Total interest-bearing liabilities	$3,881,077	$5,831	0.60%	$3,421,029	$5,717	0.66%
Demand deposits	1,303,181			1,093,387
Other liabilities	75,134			89,157
Total liabilities	$5,259,392			$4,603,573
Stockholders' equity	552,278			491,430
Total liabilities and stockholders' equity	$5,811,670			$5,095,003
Net interest income (1)		$45,424			$43,107
Interest rate spread (3)			3.28%			3.55%
Net interest margin (4)			3.43%			3.72%
Supplemental information
Total deposits, including demand deposits	$4,655,155	$2,649		$4,013,250	$2,619
Cost of total deposits			0.23%			0.26%
Total funding liabilities, including demand deposits	$5,184,258	$5,831		$4,514,416	$5,717
Cost of total funding liabilities			0.45%			0.50%

(1)
The total amount of adjustment to present interest income and yield on a FTE basis is $228,000 and $268,000 for the three months ended September 30, 2013 and 2012, respectively. The FTE adjustment relates to nontaxable investment securities of $5,000 and $14,000 and nontaxable industrial development bonds recorded within commercial real estate of $223,000 and $254,000, for the three months ended September 30, 2013 and 2012, respectively.

(2)	Average nonaccruing loans are included in loans.

(3)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(4)	Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.

Table 15—Average Balance, Interest Earned/Paid & Average Yields

	Nine Months Ended September 30
	2013			2012
	Average Balance	Interest Earned/ Paid	Yield/ Rate	Average Balance	Interest Earned/ Paid	Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets
Interest-earning deposits with banks, federal funds sold, and short-term investments	$72,126	$134	0.25%	$45,951	$85	0.25%
Securities
Trading assets	—	—	—	1,823	38	2.78%
Taxable investment securities	539,823	10,798	2.67%	529,560	12,900	3.25%
Nontaxable investment securities (1)	892	52	7.79%	2,026	121	7.98%
Total securities	540,715	10,850	2.68%	533,409	13,059	3.27%
Loans held for sale	32,796	661	2.69%	23,829	541	3.03%
Loans (2)
Commercial and industrial	725,385	21,534	3.97%	612,084	18,642	4.07%
Commercial real estate (1)	2,143,925	71,780	4.48%	1,888,773	68,881	4.87%
Commercial construction	218,181	6,732	4.13%	151,541	4,816	4.25%
Small business	77,068	3,200	5.55%	79,218	3,390	5.72%
Total commercial	3,164,559	103,246	4.36%	2,731,616	95,729	4.68%
Residential real estate	540,073	16,206	4.01%	407,765	13,188	4.32%
Home equity	796,326	21,391	3.59%	754,294	20,835	3.69%

Total consumer real estate	1,336,399	37,597	3.76%	1,162,059	34,023	3.91%
Other consumer	23,320	1,568	8.99%	34,355	2,168	8.43%
Total loans	4,524,278	142,411	4.21%	3,928,030	131,920	4.49%
Total interest-earning assets	$5,169,915	$154,056	3.98%	$4,531,219	$145,605	4.29%
Cash and due from banks	114,199			65,972
Federal home loan bank stock	39,455			34,133
Other assets	403,311			368,140
Total assets	$5,726,880			$4,999,464
Interest-bearing liabilities
Deposits
Savings and interest checking accounts	$1,685,398	$2,192	0.17%	$1,463,255	$2,091	0.19%
Money market	877,891	1,689	0.26%	790,589	1,875	0.32%
Time deposits	726,737	3,976	0.73%	629,840	4,079	0.87%
Total interest-bearing deposits	$3,290,026	$7,857	0.32%	$2,883,684	$8,045	0.37%
Borrowings
Federal home loan bank and other borrowings	$270,236	$4,250	2.10%	$214,747	$3,879	2.41%
Wholesale repurchase agreements	50,000	866	2.32%	50,000	870	2.32%
Customer repurchase agreements	144,151	143	0.13%	155,205	268	0.23%
Junior subordinated debentures	74,046	3,029	5.47%	61,857	2,766	5.97%
Subordinated debentures	30,000	1,524	6.79%	30,000	1,630	7.26%
Total borrowings	$568,433	$9,812	2.31%	$511,809	$9,413	2.46%
Total interest-bearing liabilities	$3,858,459	$17,669	0.61%	$3,395,493	$17,458	0.69%
Demand Deposits	1,244,138			1,034,180
Other liabilities	79,650			85,410
Total liabilities	$5,182,247			$4,515,083
Stockholders' equity	544,633			484,381
Total liabilities and stockholders' equity	$5,726,880			$4,999,464
Net interest income (1)		$136,387			$128,147
Interest rate spread (3)			3.37%			3.60%
Net interest margin (4)			3.53%			3.78%
Supplemental information
Total deposit, including demand deposits	$4,534,164	$7,857		$3,917,864	$8,045
Cost of total deposits			0.23%			0.27%
Total funding liabilities, including demand deposits	$5,102,597	$17,669		$4,429,673	$17,458
Cost of total funding liabilities			0.46%			0.53%

(1)
The total amount of adjustment to present interest income and yield on a FTE basis is $714,000 and $827,000 for the nine months ended September 30, 2013 and 2012, respectively. The FTE adjustment relates to nontaxable investment securities of $20,000 and $49,000 and nontaxable industrial development bonds recorded within commercial real estate of $694,000 and $778,000 for the nine months ended September 30, 2013 and 2012, respectively.

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

Table 16—Volume Rate Analysis

	Three Months Ended September 30			Nine Months Ended September 30
	2013 Compared To 2012			2013 Compared To 2012
	Change Due to Rate (1)	Change Due to Volume	Total Change	Change Due to Rate (1)	Change Due to Volume	Total Change
	(Dollars in thousands)
Income on interest-earning assets
Interest earning deposit, federal funds sold and short term investments	$(2)	$47	$45	$—	$49	$49
Securities
Trading assets	—	—	—	—	(38)	(38)
Taxable securities	(605)	373	(232)	(2,352)	250	(2,102)
Nontaxable securities (2)	(2)	(17)	(19)	(1)	(68)	(69)
Total securities			(251)			(2,209)
Loans held for sale	1	(100)	(99)	(84)	204	120
Loans
Commercial and industrial	(205)	1,116	911	(559)	3,451	2,892
Commercial real estate (2)	(2,244)	2,883	639	(6,406)	9,305	2,899
Commercial construction	—	714	714	(202)	2,118	1,916
Small business	(33)	(40)	(73)	(98)	(92)	(190)
Total commercial			2,191			7,517
Residential real estate	(438)	1,172	734	(1,261)	4,279	3,018
Home equity	(112)	104	(8)	(605)	1,161	556
Total consumer real estate			726			3,574
Other consumer	21	(202)	(181)	96	(696)	(600)
Total loans (2)(3)			2,736			10,491
Total income of interest-earning assets			2,431			8,451
Expense of interest-bearing liabilities
Deposits
Savings and interest checking accounts	$(29)	$133	$104	$(216)	$317	$101
Money market	(123)	69	(54)	(393)	207	(186)
Time certificates of deposits	(151)	131	(20)	(731)	628	(103)
Total interest bearing deposits			30			(188)
Borrowings
Federal Home Loan Bank and other borrowings	(52)	174	122	(631)	1,002	371
Wholesale repurchase agreements	—	—	—	(4)	—	(4)
Customer repurchase agreements	(21)	(6)	(27)	(106)	(19)	(125)
Junior subordinated debentures	(89)	182	93	(282)	545	263
Subordinated debt	(104)	—	(104)	(106)	—	(106)
Total borrowings			84			399
Total expense of interest-bearing liabilities			114			211
Change in net interest income			$2,317			$8,240

(1)
The changes for each category of interest income and expense are divided between the portion of change attributable to the variance in volume and the portion of the change attributable to the variances in rate for that category. The unallocated change in rate or volume variance has been allocated to the rate variances.

(2)
The total amount of adjustment to present interest income and yield on a FTE basis is $228,000 and $268,000 for the three months ended September 30, 2013 and 2012, respectively, and $714,000 and $827,000 for the nine months ended September 30, 2013 and 2012, respectively. The FTE adjustment relates to nontaxable investment securities of $5,000 and $14,000 and nontaxable industrial development bonds recorded within commercial real estate of $223,000 and $254,000, for the three months ended September 30, 2013 and 2012, respectively. The FTE adjustment relates to income earned on nontaxable investment securities of $20,000 and $49,000 and nontaxable industrial development bonds recorded within commercial real estate of $694,000 and $778,000, for the nine months ended September 30, 2013 and 2012, respectively.

(3)	Loans include portfolio loans and nonaccrual loans, however unpaid interest on nonaccrual loans has not been included for purposes of determining interest income.

Provision For Loan Losses The provision for loan losses represents the charge to expense that is required to maintain an adequate level of allowance for loan losses. The provision for loan losses totaled $2.7 million and $7.1 million for the three and nine months ended September 30, 2013, compared with $3.6 million and $13.7 million for the comparable year-ago period. The Company’s allowance for loan losses, as a percentage of total loans, was 1.18% at September 30, 2013, as compared to 1.15% at December 31, 2012 and 1.23% at September 30, 2012. For the three and nine months ended September 30, 2013, net loan charge-offs totaled $2.1 million and $5.3 million, a decrease of $199,000 and $6.9 million from the year ago comparative period. The fluctuations in the provision and net charge offs from the year ago periods are mainly driven by a $4.0 million fraud related loan loss that was recognized in the second quarter of 2012. Aside from the prior year fraud loss, the decrease is also a result of an improved economic outlook.
Regional and local general economic conditions continued to show improvement during the first nine months of 2013, as measured in terms of employment levels, statewide economic activity, and other regional economic indicators. However, economic growth in Massachusetts has slowed and lagged behind the national economy during 2013. Local residential real estate market fundamentals continued to improve during the third quarter of 2013 characterized by a higher level of home sales, lower inventory levels, and higher prices compared to the same period in 2012. Additionally, foreclosure activity continued to decline during the first nine months of 2013. Regional commercial real estate market conditions were improved during the year in most sub-markets, experiencing improving vacancy, absorption, and leasing rates. Leading economic indicators signal continued economic improvement through the end of 2013; however, economic uncertainty persists, both domestically and abroad.
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

Noninterest Income The following table sets forth information regarding noninterest income for the periods shown:
Table 17—Noninterest Income - Three and Nine Months Ended

	Three Months Ended
	September 30		Change
	2013	2012	Amount	%
	(Dollars in thousands)
Deposit account fees	$4,604	$3,959	$645	16.29%
Interchange and ATM fees	2,845	2,422	423	17.46%
Investment management	4,175	3,723	452	12.14%
Mortgage banking	1,843	1,445	398	27.54%
Loan level derivative income	1,331	1,047	284	27.13%
Increase in cash surrender value of life insurance policies	793	757	36	4.76%
Gain on extinguishment of debt	763	—	763	100.00%
Proceeds from life insurance policies	—	1,307	(1,307)	(100.00)%
Other noninterest income	1,776	1,448	328	22.65%
Total	$18,130	$16,108	$2,022	12.55%

	Nine Months Ended
	September 30		Change
	2013	2012	Amount	%
	(Dollars in thousands)
Deposit account fees	$13,164	$11,771	$1,393	11.83%
Interchange and ATM fees	7,934	7,189	745	10.36%
Investment management	12,417	11,113	1,304	11.73%
Mortgage banking	5,794	4,238	1,556	36.72%
Loan level derivative income	2,679	2,747	(68)	(2.48)%
Increase in cash surrender value of life insurance policies	2,325	2,211	114	5.16%
Gain on extinguishment of debt	763	—	763	100.00%
Proceeds from life insurance policies	—	1,307	(1,307)	(100.00)%
Other noninterest income	5,469	4,424	1,045	23.62%
Total	$50,545	$45,000	$5,545	12.32%
Noninterest income amounted to $18.1 million and $50.5 million during the three and nine months ended September 30, 2013, respectively, a $2.0 million, or 12.6%, increase and a $5.5 million, or 12.3%, increase, respectively, from the same periods in the prior year. Fluctuations in these categories shown in the preceding table are noted below:
Deposit account fees increased for both periods primarily due to increased overdraft and nonsufficient fund fees.
Interchange and ATM fees for both periods increased due to the Company's focus on core checking accounts and increased debit card usage.
Although total assets under administration have remained relatively consistent, and increase of approximately 8.1% in higher yielding managed money products has resulted in an overall increase in investment management revenue when compared to the same prior period. Assets under administration, which were $2.2 billion at September 30, 2013, an increase of $26.4 million, or 1.2%, as compared to the same period in the prior year.
Mortgage banking income increased for the three months ended September 30, 2013 as compared to the year ago period, due primarily to a positive income impact from management's focus on selling loans under a mandatory delivery process. The increase for the nine months ended September 30, 2013 as compared to the year ago period is driven mainly by increased volume.

During the third quarter of 2012 the Company received net proceeds on life insurance policies in the amount of $1.3 million, which represented tax-exempt income to the Company.
During the third quarter of 2013 the Company recognized a gain on the extinguishment of debt of $763,000 related to the prepayment of $60.0 million of Federal Home Loan Bank Advances, which were assumed as part of the Central acquisition.
Other noninterest income increased by $328,000, or 22.7%, and increased by $1.0 million, or 23.6% for the three and nine months ended September 30, 2013, respectively compared to prior periods. The increases are mainly due to the gain on sale of other real estate owned which increased by $95,000 and $591,000 for the three ands nine month periods, respectively. The remaining increases for the nine months ended September 2013 were due to increases in asset based lending fee income of $243,000, and merchant processing income of $128,000.

Noninterest Expense The following table sets forth information regarding non-interest expense for the periods shown:
Table 18—Noninterest Expense - Three and Nine Months Ended

	Three Months Ended
	September 30		Change
	2013	2012	Amount	%
	(Dollars in thousands)
Salaries and employee benefits	$22,654	$20,704	$1,950	9.42%
Occupancy and equipment expense	4,573	4,218	$355	8.42%
Data processing & facilities management	1,179	1,144	$35	3.06%
Consulting expense	914	691	$223	32.27%
FDIC Assessment	898	775	$123	15.87%
Debit card expense	766	648	$118	18.21%
Advertising expense	759	1,267	$(508)	(40.09)%
Software maintenance	599	491	$108	22.00%
Telecommunication expense	523	479	$44	9.19%
Merger and acquisition expense	366	595	$(229)	(38.49)%
Goodwill impairment	—	2,227	$(2,227)	(100.00)%
Other noninterest expenses	7,491	6,813	$678	9.95%
Total	$40,722	$40,052	$670	1.67%

	Nine Months Ended
	September 30		Change
	2013	2012	Amount	%
	(Dollars in thousands)
Salaries and employee benefits	66,963	61,915	$5,048	8.15%
Occupancy and equipment expense	14,742	12,752	1,990	15.61%
Data processing & facilities management	3,564	3,418	146	4.27%
Advertising expense	3,410	3,478	(68)	(1.96)%
FDIC assessment	2,653	2,354	299	12.70%
Merger and acquisition expense	2,465	1,267	1,198	94.55%
Consulting expenses	2,291	1,900	391	20.58%
Debit card expense	2,209	1,844	365	19.79%
Software maintenance	1,878	1,467	411	28.02%
Telecommunication expense	1,726	1,763	(37)	(2.10)%
Goodwill impairment	—	2,227	(2,227)	(100.00)%
Other noninterest expenses	23,904	20,025	3,879	19.37%
Total	$125,805	$114,410	$11,395	9.96%

Noninterest expense increased by $670,000, or 1.7%, and $11.4 million, or 10.0%, during the three and nine months ended September 30, 2013, respectively, as compared to the same period in the prior year. Fluctuations in these categories shown in the preceding table are noted below:
Salaries and employee benefits increased in both the three and nine month periods ending September 30, 2013 driven by an increase in incentive compensation and an overall increase in base salaries and commissions earned. The increase is also impacted by the inclusion of Central's employee base following the acquisition of Central.

Occupancy and equipment expense increases were attributable primarily to the impact of the acquired Central facilities, additionally the increase for the nine month periods was impacted by an increase in snow removal cost during 2013.
Merger and acquisition expense relates to the Central and Mayflower acquisitions. The Central acquisition closed in November of 2012, with a full system conversion in 2013 and, as previously announced, the Company has reached a definitive agreement to acquire Mayflower Bancorp, Inc. which is expected to close in the fourth quarter of 2013.
During the third quarter of 2012, the Company recorded a $2.2 million goodwill impairment charge, which represented the total amount of goodwill relating to Compass. Compass is a wholly-owned subsidiary of the Bank that provides like-kind exchange services pursuant to section 1031 of the Internal Revenue Code. While Compass remains in business and continues to operate, the Company determined the goodwill associated with the Compass purchase to be impaired due in part to the prolonged low rate environment and the Federal Reserve Bank's stated intent to maintain low rates for the foreseeable future.
Other noninterest expense increased by $678,000, or 10.0%, and by $3.9 million, or 19.4%, for the three and nine months ended September 30, 2013 compared to prior periods. The increases are driven by an increase in mortgage operations expense of $546,000 and $1.5 million for the three and nine month periods, associated with the recent outsourcing of mortgage operations, which is somewhat offset by a decrease within salaries and benefits. Additionally, the increases in the nine month period ending September 30, 2013 is also due to increases in loan workout cost of $581,000, internet banking expense of $445,000, and intangible amortization of $374,000, driven primarily from intangibles acquired in the Central acquisition.

Income Taxes The tax effect of all income and expense transactions is recognized by the Company in each year’s consolidated statements of income, regardless of the year in which the transactions are reported for income tax purposes. The following table sets forth information regarding the Company’s tax provision and applicable tax rates for the periods indicated:

Table 19 - Tax Provision and Applicable Tax Rates

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2013	2012	2013	2012
	(Dollars in thousands)		(Dollars in thousands)
Combined federal and state income tax provisions	$5,299	$3,687	$13,698	$11,546
Effective income tax rates	26.56%	24.12%	25.67%	26.12%
The effective income tax rates are lower than the blended statutory tax rate of 40.85% for the three and nine months ended September 30, 2013 and 2012, due to certain tax preference assets such as life insurance policies and tax exempt bonds, as well as federal tax credits recognized primarily in connection with the New Markets Tax Credit program.

As of September 30, 2013, the Company has been awarded a total of $191.0 million in tax credit allocation authority under the federal New Markets Tax Credit Program. Tax credits are eligible to be recognized over a seven year period totaling 39.0% of the total award, as capital is invested into a subsidiary which will lend to qualifying businesses in low income communities. The following table details the remaining tax credit recognition by year associated with this program:

Table 20—New Markets Tax Credit Recognition Schedule

Investment		2013	2014	2015	2016	2017	Thereafter	Total Remaining Credits

2007	$38.2 M	$2,292	$—	$—	$—	$—	$—	$2,292
2008	6.8 M	408	408	—	—	—	—	816
2009	10.0 M	600	600	600	—	—	—	1,800
2010	40.0 M	2,400	2,400	2,400	2,400	—	—	9,600
2012	21.4 M	1,071	1,071	1,285	1,285	1,285	1,285	7,282
2013*	44.6 M	2,229	2,229	2,229	2,675	2,675	5,350	17,387
Total	161.0 M	$9,000	$6,708	$6,514	$6,360	$3,960	$6,635	$39,177

* $15.9 million has been invested through September 30, 2013 and $28.7 million is anticipated to be invested in the last quarter of 2013.
Deferred tax assets generally represent items that can be used as a tax deduction or credit in future income tax returns, for which a financial statement tax benefit has already been recognized. The realization of the net deferred tax asset generally depends upon future levels of taxable income and the existence of prior years’ taxable income to which “carry-back” refund claims could be made. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. The effect of a change in enacted tax rates on the deferred tax assets is recognized in income in the period that includes the enactment date. The Company had no recorded tax valuation allowance as of September 30, 2013 and 2012.

Risk Management
The Company’s Board of Directors and Executive Management have identified significant risk categories which affect the Company. The risk categories include: credit risk, operations risk, compliance risk, reputation risk, strategic risk, market risk and liquidity risk. The Board of Directors has approved a Risk Management Policy that addresses each category of risk. The Chief Executive Officer, Chief Financial Officer, Chief Information Officer, Director of Residential Lending and Compliance Officer, Executive Vice President of Commercial Lending and other members of management provide regular reports to the Board of Directors, identifying key risk issues and plans to address these issues. The Board of Directors will ensure the level of risk is within limits established by both the Risk Management Policy and other previously approved policies.

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

Operations Risk  Operations risk is the risk of loss due to human behavior, inadequate or failed internal systems and controls, and external influences such as market conditions, fraudulent activities, disasters and security risks. The Company continuously strives to strengthen its system of internal controls, operating processes and employee awareness. The Bank has an Operations Risk Management Committee that meets monthly and reports to the Board quarterly or more frequently if events occur that warrant reporting to the Board more frequently. The committee is chaired by the Director of Residential Lending and Compliance and members of the Committee include representatives from Audit, Finance, Technology, Compliance, Information Security and periodic attendance from business units throughout the organization. An operations risk management dashboard is updated quarterly and reviewed with the Board.

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
The Company’s policy on interest-rate risk simulation specifies that for all "core" interest rate scenarios, estimated net interest income for the subsequent one-year period should not decline by more than 10%. The Company's core scenarios for September 30, 2013 included five instantaneous parallel shifts (“shocks”) to market interest rates and four gradual shifts (12 to 24 months):

Table 21—Interest Rate Sensitivity

	Impact on Net Interest Income
	September 30
	2013	2012
Parallel rate shocks (basis points)
-100	—%	(0.3)%
+100	3.6%	3.9%
+200	7.3%	8.0%
+300	11.1%	12.0%
+400	14.7%	15.9%

Gradual rate shifts (basis points)
-100 over 12 months	0.3%	0.3%
+200 over 12 months	3.2%	3.1%
+400 over 24 months	3.2%	3.1%
Flat +500 over 12 months	3.9%	4.0%

The Company's policy on interest rate risk simulation also specifies that estimated net interest income for the second year of all “core scenarios” should decline by less than 15.0%. The Company was within policy limits at September 30, 2013 and 2012. It should be emphasized, however, that the results are dependent on material assumptions such as those discussed above. For instance, asymmetrical rate behavior can have a material impact on the simulation results. If competition for deposits forced the Company to raise rates on those liabilities quicker than is assumed in the simulation analysis without a corresponding increase in asset yields, net interest income may be negatively impacted. Alternatively, if the Company is able to lag increases in deposit rates as loans re-price upward, net interest income would be positively impacted.
The most significant factors affecting market risk exposure of the Company’s net interest income during the nine months ended September 30, 2013 were (i) the shape of the U.S. Government securities and interest rate swap yield curve, (ii) the level of U.S. prime interest rate and LIBOR rates, and (iii) the level of interest rates being offered on long-term fixed rate loans.
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
The Company actively manages its liquidity position under the direction of the Asset/ Liability Committee (ALCO). The Company’s primary measure of short-term liquidity is the Basic Surplus/Deficit as a percentage of assets. This ratio, which is an analysis of the relationship between liquid assets and short-term liabilities relative to total assets, was within policy limits at September 30, 2013. The Basic Surplus measure is affected primarily by changes in deposits, securities and short-term investments, loans and borrowings. An increase in deposits, without a corresponding increase in nonliquid assets, will improve the Basic Surplus measure, whereas, an increase in loans, with no increase in deposits, will decrease the measure. Other factors affecting the Basic Surplus measure include collateral requirements at the FHLB, changes in the securities portfolio, and the mix of deposits.
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

The table below shows current and unused liquidity capacity from various sources as of the dated indicated:
Table 22—Sources of Liquidity

	September 30, 2013			December 31, 2012
	Outstanding	Additional Borrowing Capacity		Outstanding	Additional Borrowing Capacity
	(Dollars in thousands)
Federal Home Loan Bank of Boston (3)	$189,539	$628,727		$271,569	$661,922
Federal Reserve Bank of Boston	—	836,660		—	766,195
Unpledged Securities	—	157,792		—	114,953
Wholesale repurchase agreements	50,000	—	(1)	50,000	—	(1)
Customer repurchase agreements	164,180	—	(1)	153,359	—	(1)
Junior subordinated debentures (3)	73,962	—	(1)	74,127	—	(1)
Subordinated debt	30,000	—	(1)	30,000	—	(1)
Parent Company line of credit	—	20,000		12,000	8,000
Brokered deposits (2)	78,014	—	(1)	96,033	—	(1)
	$585,695	1,643,179		$687,088	$1,551,070

(1)	The additional borrowing capacity has not been assessed for these categories.

(2)
Inclusive of $54.3 million and $72.2 million of brokered deposits acquired through participation in the Certificate of Deposit Account Registry Service program as of September 30, 2013 and December 31, 2012, respectively.

(3)	Amounts shown are inclusive of fair value marks.

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

Off-Balance Sheet Arrangements There have been no material changes in off-balance sheet financial instruments during the three months ended September 30, 2013. Please refer to the 2012 Form 10-K for a complete table of contractual obligations, commitments, contingencies and off-balance sheet financial instruments.

Contractual Obligations, Commitments, and Contingencies There have been no material changes in contractual obligations, commitments, or contingencies during the three months ended September 30, 2013. Please refer to the 2012 Form 10-K for a complete table of contractual obligations, commitments, contingencies, and off-balance sheet financial instruments.

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
Changes in Internal Controls over Financial Reporting. There were no changes in our internal control over financial reporting that occurred through the third quarter of 2013 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

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
(b) Not applicable.
(c) The following table sets forth information regarding the Company’s repurchases of its common stock during the three months ended September 30, 2013:

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plan or Program
Period
July 1 to July 31, 2013	2,827	$37.05	—	—
August 1 to August 31, 2013	8,458	$37.44	—	—
September 1 to September 31, 2013	—	$—	—	—
Total	11,285		—

(1)	Shares repurchased relate to the surrendering of mature shares for the exercise of stock compensation grants.

(2)	The Company does not currently have a stock repurchase program or plan in place.

Item  3. Defaults Upon Senior Securities—None

Item 4. Mine Safety Disclosures - Not Applicable

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
10.7
Revised employment agreements between Christopher Oddleifson, Raymond G. Fuerschbach, Jane L. Lundquist, Gerard F. Nadeau, and Edward H. Seksay and the Company and/or Rockland Trust and a Rockland Trust Company amended and restated Supplemental Executive Retirement Plan dated November 20, 2008 are incorporated by reference to Form 8-K filed on November 21, 2008.

10.8
Revised employment agreements between Denis K. Sheahan and Edward F. Jankowski and new employment agreements between Barry H. Jensen and Robert D. Cozzone and the Company and/or Rockland Trust dated September 5, 2013 are filed herewith.

10.9	Specimen forms of stock option agreements for the Company’s Chief Executive and other executive officers are incorporated by reference to Form 8-K filed on December 20, 2005.
10.10
On-Site Outsourcing Agreement by and between Fidelity Information Services, Inc. and Independent Bank Corp., effective as of November 1, 2004 is incorporated by reference to Form 10-K for the year ended December 31, 2004 filed on March 4, 2005. Amendment to On-Site Outsourcing Agreement incorporated by reference to Form 8-K filed on May 7, 2008.

10.11
Independent Bank Corp. entered into a revolving credit facility with PNC Bank NA allowing the Company to borrow, repay and reborrow up to $20 million on or prior to October 18, 2013. The letter agreement is incorporated by reference to Form 8-K filed on October 25, 2012.

10.12	Independent Bank Corp. 2006 Nonemployee Director Stock Plan incorporated by reference to Form S-8 filed on April 17, 2006.
10.13	Independent Bank Corp. 2006 Stock Option Agreement for Nonemployee Director is incorporated by reference to Form 10-Q filed on May 9, 2006.
10.14	Independent Bank Corp. 2006 Restricted Stock Agreement for Nonemployee Director is incorporated by reference to Form 10-Q filed on May 9, 2006.

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

10.19
Item Processing and Other Services Agreement dated and effective as of May 11, 2012 by and between Fidelity Information Services, Inc. and Independent Bank Corp. is incorporated by reference to Form 8-K/A filed on July 24, 2012.

10.20	Independent Bank Corp. 2010 Nonemployee Director Stock Plan, incorporated by reference to Form 8-K filed May 24, 2010.
10.21	Independent Bank Corp. 2010 Stock Option Agreement for Nonemployee Director, incorporated by reference to Form 8-K filed May 24, 2010.
10.22	Independent Bank Corp. 2010 Restricted Stock Agreement for Nonemployee Director, incorporated by reference to Form 8-K filed May 24, 2010.
10.23	Master Data Processing Services Agreement dated and effective as of May 15, 2012 between Rockland Trust Company and Q2 Software, Inc., incorporated by reference to Form 8-K/A filed July 18, 2012.
31.1	Section 302 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.*
31.2	Section 302 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.*
32.1	Section 906 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.+
32.2	Section 906 Certification of Sarbanes-Oxley Act of 2002 is attached hereto.+
101.INS	XBRL Instance Document +
101.SCH	XBRL Taxonomy Extension Schema Document +
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document +

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document +
101. LAB	XBRL Taxonomy Extension Label Linkbase Documents +
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document +

*	Filed herewith

+	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
INDEPENDENT BANK CORP.
(registrant)

Date: November 6, 2013	/s/ Christopher Oddleifson
Christopher Oddleifson President and Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2013	/s/ Robert Cozzone
Robert Cozzone Chief Financial Officer and Treasurer (Principal Financial Officer)
INDEPENDENT BANK CORP.
(registrant)